Form 10-Q
period 2014-06-30
KEYCORP /NEW/
filed 2014-08-04
CIK 91576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended

June 30, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares with a par value of $1 each	874,478,950 Shares
Title of class	Outstanding at July 31, 2014

KEYCORP

PART I. FINANCIAL INFORMATION

Throughout the Notes to Consolidated Financial Statements (Unaudited) and Management’s Discussion & Analysis of Financial Condition & Results of Operations, we use certain acronyms and abbreviations as defined in Note 1 (“Basis of Presentation”) that begins on page 11.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheets

in millions, except per share data	June 30, 2014	December 31, 2013	June 30, 2013
	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$604	$617	$696
Short-term investments	3,176	5,590	3,582
Trading account assets	890	738	592
Securities available for sale	12,224	12,346	13,253
Held-to-maturity securities (fair value: $5,154, $4,617, and $4,716)	5,233	4,756	4,750
Other investments	899	969	1,037
Loans, net of unearned income of $709, $805, and $901	55,600	54,457	53,101
Less: Allowance for loan and lease losses	814	848	876

Net loans	54,786	53,609	52,225
Loans held for sale	435	611	402
Premises and equipment	844	885	900
Operating lease assets	306	305	303
Goodwill	979	979	979
Other intangible assets	108	127	149
Corporate-owned life insurance	3,438	3,408	3,362
Derivative assets	549	407	461
Accrued income and other assets (including $1 of consolidated LIHTC guaranteed funds VIEs, see Note 9) (a)	3,090	3,015	2,864
Discontinued assets (including $1,730 of consolidated education loan securitization trust VIEs (see Note 9) and $209 of loans in portfolio at fair value) (a)	4,237	4,572	5,084

Total assets	$91,798	$92,934	$90,639

LIABILITIES
Deposits in domestic offices:
NOW and money market deposit accounts	$33,637	$33,952	$32,689
Savings deposits	2,450	2,472	2,542
Certificates of deposit ($100,000 or more)	2,743	2,631	2,918
Other time deposits	3,505	3,648	4,089

Total interest-bearing deposits	42,335	42,703	42,238
Noninterest-bearing deposits	24,781	26,001	24,939
Deposits in foreign office — interest-bearing	683	558	544

Total deposits	67,799	69,262	67,721
Federal funds purchased and securities sold under repurchase agreements	1,213	1,534	1,647
Bank notes and other short-term borrowings	521	343	298
Derivative liabilities	451	414	456
Accrued expense and other liabilities	1,400	1,557	1,421
Long-term debt	8,213	7,650	6,666
Discontinued liabilities (including $1,677 of consolidated education loan securitization trust VIEs at fair value, see Note 9) (a)	1,680	1,854	2,169

Total liabilities	81,277	82,614	80,378

EQUITY
Preferred stock, $1 par value, authorized 25,000,000 shares:
7.75% Noncumulative Perpetual Convertible Preferred Stock, Series A, $100 liquidation preference; authorized 7,475,000 shares; issued 2,904,839, 2,904,839, and 2,904,839 shares	291	291	291
Common shares, $1 par value; authorized 1,400,000,000 shares; issued 1,016,969,905, 1,016,969,905, and 1,016,969,905 shares	1,017	1,017	1,017
Capital surplus	3,987	4,022	4,045
Retained earnings	7,950	7,606	7,214
Treasury stock, at cost (140,147,398, 126,245,538, and 104,086,859 shares)	(2,452)	(2,281)	(2,020)
Accumulated other comprehensive income (loss)	(289)	(352)	(318)

Key shareholders’ equity	10,504	10,303	10,229
Noncontrolling interests	17	17	32

Total equity	10,521	10,320	10,261

Total liabilities and equity	$91,798	$92,934	$90,639

(a)	The assets of the VIEs can only be used by the particular VIE, and there is no recourse to Key with respect to the liabilities of the consolidated LIHTC or education loan securitization trust VIEs.

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
dollars in millions, except per share amounts	2014	2013	2014	2013
INTEREST INCOME
Loans	$526	$539	$1,045	$1,087
Loans held for sale	5	5	9	9
Securities available for sale	71	80	143	160
Held-to-maturity securities	23	20	45	38
Trading account assets	7	4	13	10
Short-term investments	1	1	2	3
Other investments	6	8	12	17

Total interest income	639	657	1,269	1,324

INTEREST EXPENSE
Deposits	31	42	63	87
Federal funds purchased and securities sold under repurchase agreements	—	—	1	1
Bank notes and other short-term borrowings	2	2	4	3
Long-term debt	33	32	65	69

Total interest expense	66	76	133	160

NET INTEREST INCOME	573	581	1,136	1,164
Provision (credit) for loan and lease losses	10	28	16	83

Net interest income (expense) after provision for loan and lease losses	563	553	1,120	1,081

NONINTEREST INCOME
Trust and investment services income	94	100	192	195
Investment banking and debt placement fees	99	84	183	163
Service charges on deposit accounts	66	71	129	140
Operating lease income and other leasing gains	35	22	64	47
Corporate services income	41	43	83	88
Cards and payments income	43	42	81	79
Corporate-owned life insurance income	28	31	54	61
Consumer mortgage income	2	6	4	13
Mortgage servicing fees	11	13	26	21
Net gains (losses) from principal investing	27	7	51	15
Other income (a)	9	10	23	32

Total noninterest income	455	429	890	854

NONINTEREST EXPENSE
Personnel	389	406	777	797
Net occupancy	68	72	132	136
Computer processing	41	39	79	78
Business services and professional fees	41	37	82	72
Equipment	24	27	48	53
Operating lease expense	10	11	20	23
Marketing	13	11	18	17
FDIC assessment	6	8	12	16
Intangible asset amortization	9	10	19	22
Provision (credit) for losses on lending-related commitments	2	5	—	8
OREO expense, net	1	1	2	4
Other expense	85	84	162	166

Total noninterest expense	689	711	1,351	1,392

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	329	271	659	543
Income taxes	76	72	168	142

INCOME (LOSS) FROM CONTINUING OPERATIONS	253	199	491	401
Income (loss) from discontinued operations, net of taxes of ($16), $4, ($14), and $8 (see Note 11)	(28)	5	(24)	8

NET INCOME (LOSS)	225	204	467	409
Less: Net income (loss) attributable to noncontrolling interests	6	—	6	1

NET INCOME (LOSS) ATTRIBUTABLE TO KEY	$219	$204	$461	$408

Income (loss) from continuing operations attributable to Key common shareholders	$242	$193	$474	$389
Net income (loss) attributable to Key common shareholders	214	198	450	397

Per common share:
Income (loss) from continuing operations attributable to Key common shareholders	$.28	$.21	$.54	$.42
Income (loss) from discontinued operations, net of taxes	(.03)	.01	(.03)	.01
Net income (loss) attributable to Key common shareholders (b)	.24	.22	.51	.43

Per common share — assuming dilution:
Income (loss) from continuing operations attributable to Key common shareholders	$.27	$.21	$.53	$.42
Income (loss) from discontinued operations, net of taxes	(.03)	.01	(.03)	.01
Net income (loss) attributable to Key common shareholders (b)	.24	.22	.51	.43

Cash dividends declared per common share	$.065	$.055	$.12	$.105

Weighted-average common shares outstanding (000)	875,298	913,736	879,986	917,008
Effect of convertible preferred stock	20,602	—	—	—
Effect of common share options and other stock awards	6,237	4,892	6,698	5,311

Weighted-average common shares and potential common shares outstanding (000) (c)	902,137	918,628	886,684	922,319

(a)	For each of the three months ended June 30, 2014, and June 30, 2013, net securities gains (losses) totaled less than $1 million. For the three months ended June 30, 2014, and June 30, 2013, we did not have any impairment losses related to securities.
(b)	EPS may not foot due to rounding.
(c)	Assumes conversion of common share options and other stock awards and/or convertible preferred stock, as applicable.

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
in millions	2014	2013	2014	2013
Net income (loss)	$225	$204	$467	$409
Other comprehensive income (loss), net of tax:

Net unrealized gains (losses) on securities available for sale, net of income taxes of $17, ($74), $34, and ($87)	28	(125)	57	(147)
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of $4, ($18), $3, and ($23)	5	(31)	4	(39)
Foreign currency translation adjustments, net of income taxes of $4, ($2), $0, and ($4)	(1)	(3)	(3)	(14)
Net pension and postretirement benefit costs, net of income taxes of $1, $2, $3, and $4	3	3	5	6

Total other comprehensive income (loss), net of tax	35	(156)	63	(194)

Comprehensive income (loss)	260	48	530	215
Less: Comprehensive income attributable to noncontrolling interests	6	—	6	1

Comprehensive income (loss) attributable to Key	$254	$48	$524	$214

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Changes in Equity (Unaudited)

	Key Shareholders’ Equity
dollars in millions, except per share amounts	Preferred Shares Outstanding (000)	Common Shares Outstanding (000)	Preferred Stock	Common Shares	Capital Surplus	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
BALANCE AT DECEMBER 31, 2012	2,905	925,769	$291	$1,017	$4,126	$6,913	$(1,952)	$(124)	$38
Net income (loss)						408			1
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale, net of income taxes of ($87)								(147)
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of ($23)								(39)
Foreign currency translation adjustments, net of income taxes of ($4)								(14)
Net pension and postretirement benefit costs, net of income taxes of $4								6
Deferred compensation					8
Cash dividends declared on common shares ($.105 per share)						(96)
Cash dividends declared on Noncumulative Series A
Preferred Stock ($3.875 per share)						(11)
Common shares repurchased		(17,576)					(177)
Common shares reissued (returned) for stock options and other employee benefit plans		4,690			(89)		109
Net contribution from (distribution to) noncontrolling interests									(7)

BALANCE AT JUNE 30, 2013	2,905	912,883	$291	$1,017	$4,045	$7,214	$(2,020)	$(318)	$32

BALANCE AT DECEMBER 31, 2013	2,905	890,724	$291	$1,017	$4,022	$7,606	$(2,281)	$(352)	$17

Net income (loss)						461			6
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale, net of income taxes of $34								57
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of $3								4
Foreign currency translation adjustments, net of income taxes of $0								(3)
Net pension and postretirement benefit costs, net of income taxes of $3								5
Deferred compensation					2
Cash dividends declared on common shares ($.12 per share)						(106)
Cash dividends declared on Noncumulative Series A
Preferred Stock ($3.875 per share)						(11)
Common shares repurchased		(17,669)					(236)
Common shares reissued (returned) for stock options and other employee benefit plans		3,768			(37)		65
Net contribution from (distribution to) noncontrolling interests									(6)

BALANCE AT JUNE 30, 2014	2,905	876,823	$291	$1,017	$3,987	$7,950	$(2,452)	$(289)	$17

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
in millions	2014	2013
OPERATING ACTIVITIES
Net income (loss)	$467	$409
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision (credit) for loan and lease losses	16	83
Provision (credit) for losses on lending-related commitments	—	8
Provision (credit) for losses on LIHTC guaranteed funds	(6)	3
Depreciation, amortization and accretion expense, net	103	93
Increase in cash surrender value of corporate-owned life insurance	(48)	(50)
Stock-based compensation expense	21	19
FDIC reimbursement (payments), net of FDIC expense	—	297
Deferred income taxes (benefit)	9	36
Proceeds from sales of loans held for sale	1,570	2,609
Originations of loans held for sale, net of repayments	(1,359)	(2,316)
Net losses (gains) on sales of loans held for sale	(40)	(60)
Net losses (gains) from principal investing	(51)	(15)
Net losses (gains) and writedown on OREO	2	4
Net losses (gains) on leased equipment	(34)	(8)
Net losses (gains) on sales of fixed assets	1	8
Net decrease (increase) in trading account assets	(152)	13
Other operating activities, net	(236)	(208)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	263	925
INVESTING ACTIVITIES
Cash received (used) in acquisitions, net of cash acquired	—	573
Net decrease (increase) in short-term investments	2,414	357
Purchases of securities available for sale	(1,175)	(4,030)
Proceeds from sales of securities available for sale	—	27
Proceeds from prepayments and maturities of securities available for sale	1,382	2,612
Proceeds from prepayments and maturities of held-to-maturity securities	391	434
Purchases of held-to-maturity securities	(869)	(1,253)
Purchases of other investments	(26)	(20)
Proceeds from sales of other investments	167	11
Proceeds from prepayments and maturities of other investments	1	49
Net decrease (increase) in loans, excluding acquisitions, sales and transfers	(1,269)	(451)
Proceeds from sales of portfolio loans	67	77
Proceeds from corporate-owned life insurance	18	21
Purchases of premises, equipment, and software	(30)	(34)
Proceeds from sales of premises and equipment	1	8
Proceeds from sales of other real estate owned	10	14

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,082	(1,605)
FINANCING ACTIVITIES
Net increase (decrease) in deposits, excluding acquisitions	(1,463)	1,038
Net increase (decrease) in short-term borrowings	(143)	49
Net proceeds from issuance of long-term debt	608	1,008
Payments on long-term debt	(26)	(1,033)
Repurchase of common shares	(236)	(177)
Net proceeds from issuance of common shares	19	14
Cash dividends paid	(117)	(107)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,358)	792

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	(13)	112
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	617	584

CASH AND DUE FROM BANKS AT END OF PERIOD	$604	$696

Additional disclosures relative to cash flows:
Interest paid	$133	$159
Income taxes paid (refunded)	82	62
Noncash items:
Reduction of secured borrowing and related collateral	$32	—
Loans transferred to portfolio from held for sale	10	$2
Loans transferred to held for sale from portfolio	5	38
Loans transferred to other real estate owned	9	14

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

AICPA: American Institute of Certified Public Accountants.	LIHTC: Low-income housing tax credit.
ALCO: Asset/Liability Management Committee.	Moody’s: Moody’s Investor Services, Inc.
ALLL: Allowance for loan and lease losses.	MSRs: Mortgage servicing rights.
A/LM: Asset/liability management.	N/A: Not applicable.
AOCI: Accumulated other comprehensive income (loss).	NASDAQ: The NASDAQ Stock Market LLC.
APBO: Accumulated postretirement benefit obligation.	N/M: Not meaningful.
Austin: Austin Capital Management, Ltd.	NOW: Negotiable Order of Withdrawal.
BHCs: Bank holding companies.	NPR: Notice of proposed rulemaking.
CCAR: Comprehensive Capital Analysis and Review.	NYSE: New York Stock Exchange.
CMBS: Commercial mortgage-backed securities.	OCC: Office of the Comptroller of the Currency.
CMO: Collateralized mortgage obligation.	OCI: Other comprehensive income (loss).
Common shares: KeyCorp common shares, $1 par value.	OREO: Other real estate owned.
Dodd-Frank Act: Dodd-Frank Wall Street Reform and	OTTI: Other-than-temporary impairment.
Consumer Protection Act of 2010.	QSPE: Qualifying special purpose entity.
EPS: Earnings per share.	PBO: Projected benefit obligation.
ERISA: Employee Retirement Income Security Act of 1974.	PCI: Purchased credit impaired.
ERM: Enterprise risk management.	S&P: Standard and Poor’s Ratings Services, a Division of The
EVE: Economic value of equity.	McGraw-Hill Companies, Inc.
FASB: Financial Accounting Standards Board.	SEC: U.S. Securities & Exchange Commission.
FDIC: Federal Deposit Insurance Corporation.	Series A Preferred Stock: KeyCorp’s 7.750% Noncumulative
Federal Reserve: Board of Governors of the Federal Reserve	Perpetual Convertible Preferred Stock, Series A.
System.	SIFIs: Systemically important financial institutions, including
FHLMC: Federal Home Loan Mortgage Corporation.	BHCs with total consolidated assets of at least $50 billion
FNMA: Federal National Mortgage Association.	and nonbank financial companies designated by FSOC for
FOMC: Federal Open Market Committee of the Federal Reserve	supervision by the Federal Reserve.
Board.	TDR: Troubled debt restructuring.
FSOC: Financial Stability Oversight Council.	TE: Taxable-equivalent.
GAAP: U.S. generally accepted accounting principles.	U.S. Treasury: United States Department of the Treasury.
GNMA: Government National Mortgage Association.	VaR: Value at risk.
ISDA: International Swaps and Derivatives Association.	VEBA: Voluntary Employee Beneficiary Association.
KAHC: Key Affordable Housing Corporation.	Victory: Victory Capital Management and/or
KEF: Key Equipment Finance.	Victory Capital Advisors.
KREEC: Key Real Estate Equity Capital, Inc.	VIE: Variable interest entity.
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

Accounting Guidance Pending Adoption at June 30, 2014

Stock-based compensation. In June 2014, the FASB issued new accounting guidance that clarifies how to account for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. This accounting guidance will be effective for interim and annual reporting periods beginning after December 15, 2015 (effective January 1, 2016, for us) and can be implemented using either a retrospective method or a prospective method. Early adoption is permitted. The adoption of this accounting guidance is not expected to have a material effect on our financial condition or results of operations.

Transfers and servicing of financial assets. In June 2014, the FASB issued new accounting guidance that applies secured borrowing accounting to repurchase-to-maturity transactions and linked repurchase financings and expands disclosure requirements. This accounting guidance will be effective for interim and annual reporting periods beginning after December 15, 2014 (effective January 1, 2015, for us) and needs to be implemented using a cumulative-effect approach to transactions outstanding as of the effective date with no adjustment to prior periods. The disclosure related to certain sales transactions will be presented for interim and annual periods beginning after December 15, 2014 (March 31, 2015, for us). The disclosure for secured borrowings will be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015 (June 30, 2015, for us). Early adoption is not permitted. The adoption of this accounting guidance is not expected to have a material effect on our financial condition or results of operations.

Revenue recognition. In May 2014, the FASB issued new accounting guidance that revises the criteria for determining when to recognize revenue from contracts with customers and expands disclosure requirements. This accounting guidance will be effective for interim and annual reporting periods beginning after December 15, 2016 (effective January 1, 2017, for us) and can be implemented using either a retrospective method or a cumulative-effect approach. Early adoption is not permitted. We are currently evaluating the impact that this accounting guidance may have on our financial condition or results of operations.

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

Our basic and diluted earnings per common share are calculated as follows:

	Three months ended June 30,		Six months ended June 30,
dollars in millions, except per share amounts	2014	2013	2014	2013
EARNINGS
Income (loss) from continuing operations	$253	$199	$491	$401
Less: Net income (loss) attributable to noncontrolling interests	6	—	6	1

Income (loss) from continuing operations attributable to Key	247	199	485	400
Less: Dividends on Series A Preferred Stock	5	6	11	11

Income (loss) from continuing operations attributable to Key common shareholders	242	193	474	389
Income (loss) from discontinued operations, net of taxes (a)	(28)	5	(24)	8

Net income (loss) attributable to Key common shareholders	$214	$198	$450	$397

WEIGHTED-AVERAGE COMMON SHARES
Weighted-average common shares outstanding (000)	875,298	913,736	879,986	917,008
Effect of convertible preferred stock	20,602	—	—	—
Effect of common share options and other stock awards	6,237	4,892	6,698	5,311

Weighted-average common shares and potential common shares outstanding (000) (b)	902,137	918,628	886,684	922,319

EARNINGS PER COMMON SHARE

Income (loss) from continuing operations attributable to Key common shareholders	$.28	$.21	$.54	$.42
Income (loss) from discontinued operations, net of taxes (a)	(.03)	.01	(.03)	.01
Net income (loss) attributable to Key common shareholders (c)	.24	.22	.51	.43

Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$.27	$.21	$.53	$.42
Income (loss) from discontinued operations, net of taxes (a)	(.03)	.01	(.03)	.01
Net income (loss) attributable to Key common shareholders — assuming dilution (c)	.24	.22	.51	.43

(a)	In April 2009, we decided to wind down the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers. In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. In February 2013, we decided to sell Victory to a private equity fund. As a result of these decisions, we have accounted for these businesses as discontinued operations. For further discussion regarding the income (loss) from discontinued operations, see Note 11 (“Acquisitions and Discontinued Operations”).
(b)	Assumes conversion of common share options and other stock awards and/or convertible preferred stock, as applicable.
(c)	EPS may not foot due to rounding.

3. Loans and Loans Held for Sale

Our loans by category are summarized as follows:

in millions	June 30, 2014	December 31, 2013	June 30, 2013
Commercial, financial and agricultural (a)	$26,327	$24,963	$23,715
Commercial real estate:
Commercial mortgage	7,946	7,720	7,474
Construction	1,047	1,093	1,060

Total commercial real estate loans	8,993	8,813	8,534
Commercial lease financing (b)	4,241	4,551	4,774

Total commercial loans	39,561	38,327	37,023
Residential — prime loans:
Real estate — residential mortgage	2,189	2,187	2,176
Home equity:
Key Community Bank	10,379	10,340	10,173
Other	300	334	375

Total home equity loans	10,679	10,674	10,548

Total residential — prime loans	12,868	12,861	12,724
Consumer other — Key Community Bank	1,514	1,449	1,424
Credit cards	718	722	701
Consumer other:
Marine	888	1,028	1,160
Other	51	70	69

Total consumer other	939	1,098	1,229

Total consumer loans	16,039	16,130	16,078

Total loans (c) (d)	$55,600	$54,457	$53,101

(a)	Loan balances include $94 million, $94 million, and $96 million of commercial credit card balances at June 30, 2014, December 31, 2013, and June 30, 2013, respectively.
(b)	Commercial lease financing includes receivables of $375 million and $58 million held as collateral for a secured borrowing at June 30, 2014, and December 31, 2013, respectively. Principal reductions are based on the cash payments received from these related receivables. We expect to record additional commercial lease financing receivables held as collateral for a secured borrowing through the second half of 2014. Additional information pertaining to this secured borrowing is included in Note 18 (“Long-Term Debt”) beginning on page 200 of our 2013 Form 10-K.
(c)	At June 30, 2014, total loans include purchased loans of $151 million, of which $15 million were PCI loans. At December 31, 2013, total loans include purchased loans of $166 million, of which $16 million were PCI loans. At June 30, 2013, total loans include purchased loans of $187 million, of which $19 million were PCI loans.
(d)	Total loans exclude loans of $4.2 billion at June 30, 2014, $4.5 billion at December 31, 2013, and $5.0 billion at June 30, 2013, related to the discontinued operations of the education lending business.

Our loans held for sale are summarized as follows:

in millions	June 30, 2014	December 31, 2013	June 30, 2013
Commercial, financial and agricultural	$181	$278	$22
Real estate — commercial mortgage	221	307	318
Commercial lease financing	10	9	14
Real estate — residential mortgage	23	17	48

Total loans held for sale	$435	$611	$402

Our quarterly summary of changes in loans held for sale follows:

in millions	June 30, 2014	December 31, 2013	June 30, 2013
Balance at beginning of the period	$401	$699	$434
New originations	978	1,669	1,241
Transfers from held to maturity, net	(8)	1	17
Loan sales	(934)	(1,750)	(1,292)
Loan draws (payments), net	(2)	(8)	—
Transfers to OREO / valuation adjustments	—	—	2

Balance at end of period	$435	$611	$402

4. Asset Quality

We assess the credit quality of the loan portfolio by monitoring net credit losses, levels of nonperforming assets and delinquencies, and credit quality ratings as defined by management.

Our nonperforming assets and past due loans were as follows:

in millions	June 30, 2014	December 31, 2013	June 30, 2013
Total nonperforming loans (a)	$396	$508	$652
Nonperforming loans held for sale	1	1	14
OREO	12	15	18
Other nonperforming assets	1	7	9

Total nonperforming assets	$410	$531	$693

Nonperforming assets from discontinued operations — education lending (b)	$19	$25	$19

Restructured loans included in nonperforming loans	$142	$214	$195
Restructured loans with an allocated specific allowance (c)	59	71	65
Specifically allocated allowance for restructured loans (d)	30	35	30
Accruing loans past due 90 days or more	$83	$71	$80
Accruing loans past due 30 through 89 days	274	318	251

(a)	Loan balances exclude $15 million, $16 million, and $19 million of PCI loans at June 30, 2014, December 31, 2013, and June 30, 2013, respectively.
(b)	Includes restructured loans of approximately $18 million, $13 million, and $8 million at June 30, 2014, December 31, 2013, and June 30, 2013, respectively. See Note 11 (“Acquisitions and Discontinued Operations”) for further discussion.
(c)	Included in individually impaired loans allocated a specific allowance.
(d)	Included in allowance for individually evaluated impaired loans.

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

At June 30, 2014, the outstanding unpaid principal balance and carrying value of all PCI loans was $22 million and $15 million, respectively. Changes in the accretable yield during 2014 included accretion and net reclassifications of less than $1 million, resulting in an ending balance of $5 million at June 30, 2014.

At June 30, 2014, the approximate carrying amount of our commercial nonperforming loans outstanding represented 58% of their original contractual amount, total nonperforming loans outstanding represented 73% of their original contractual amount owed, and nonperforming assets in total were carried at 73% of their original contractual amount.

At June 30, 2014, our twenty largest nonperforming loans totaled $55 million, representing 14% of total loans on nonperforming status. At June 30, 2013, the twenty largest nonperforming loans totaled $191 million, representing 29% of total loans on nonperforming status.

Nonperforming loans and loans held for sale reduced expected interest income by $8 million for the six months ended June 30, 2014, and $23 million for the year ended December 31, 2013.

The following tables set forth a further breakdown of individually impaired loans as of June 30, 2014, December 31, 2013, and June 30, 2013:

		Unpaid		Average
June 30, 2014	Recorded	Principal	Specific	Recorded
in millions	Investment (a)	Balance (b)	Allowance	Investment
With no related allowance recorded:
Commercial, financial and agricultural	$12	$18	—	$23
Commercial real estate:
Commercial mortgage	23	28	—	23
Construction	6	17	—	6

Total commercial real estate loans	29	45	—	29

Total commercial loans	41	63	—	52

Real estate — residential mortgage	25	25	—	26

Home equity:
Key Community Bank	66	66	—	68
Other	2	2	—	2

Total home equity loans	68	68	—	70
Consumer other:
Marine	2	2	—	2

Total consumer other	2	2	—	2

Total consumer loans	95	95	—	98

Total loans with no related allowance recorded	136	158	—	150

With an allowance recorded:
Commercial, financial and agricultural	5	7	$3	6
Commercial real estate:
Commercial mortgage	2	3	1	2
Construction	—	—	—	—

Total commercial real estate loans	2	3	1	2

Total commercial loans	7	10	4	8

Real estate — residential mortgage	29	29	5	28

Home equity:
Key Community Bank	37	37	15	36
Other	11	11	3	11

Total home equity loans	48	48	18	47

Consumer other — Key Community Bank	3	3	—	3
Credit cards	4	4	—	4
Consumer other:
Marine	48	48	5	49
Other	1	1	—	1

Total consumer other	49	49	5	50

Total consumer loans	133	133	28	132

Total loans with an allowance recorded	140	143	32	140

Total	$276	$301	$32	$290

(a)	The Recorded Investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on our consolidated balance sheet.
(b)	The Unpaid Principal Balance represents the customer’s legal obligation to us.

		Unpaid		Average
December 31, 2013	Recorded	Principal	Specific	Recorded
in millions	Investment (a)	Balance (b)	Allowance	Investment
With no related allowance recorded:
Commercial, financial and agricultural	$33	$69	—	$33
Commercial real estate:
Commercial mortgage	21	25	—	55
Construction	48	131	—	48

Total commercial real estate loans	69	156	—	103

Total commercial loans	102	225	—	136

Real estate — residential mortgage	27	27	—	24

Home equity:
Key Community Bank	67	67	—	66
Other	2	2	—	2

Total home equity loans	69	69	—	68

Consumer other:
Marine	3	3	—	2

Total consumer other	3	3	—	2

Total consumer loans	99	99	—	94

Total loans with no related allowance recorded	201	324	—	230

With an allowance recorded:
Commercial, financial and agricultural	17	20	$8	25
Commercial real estate:
Commercial mortgage	6	6	2	7
Construction	2	12	—	1

Total commercial real estate loans	8	18	2	8

Total commercial loans	25	38	10	33

Real estate — residential mortgage	29	29	9	23

Home equity:
Key Community Bank	35	35	10	29
Other	10	11	1	9

Total home equity loans	45	46	11	38

Consumer other — Key Community Bank	3	3	1	2
Credit cards	5	5	1	3
Consumer other:
Marine	49	49	10	55
Other	1	1	—	1

Total consumer other	50	50	10	56

Total consumer loans	132	133	32	122

Total loans with an allowance recorded	157	171	42	155

Total	$358	$495	$42	$385

(a)	The Recorded Investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on our consolidated balance sheet.
(b)	The Unpaid Principal Balance represents the customer’s legal obligation to us.

		Unpaid		Average
June 30, 2013	Recorded	Principal	Specific	Recorded
in millions	Investment (a)	Balance (b)	Allowance	Investment
With no related allowance recorded:
Commercial, financial and agricultural	$89	$140	—	$91
Commercial real estate:
Commercial mortgage	88	138	—	88
Construction	50	157	—	49

Total commercial real estate loans	138	295	—	137

Total commercial loans	227	435	—	228

Real estate — residential mortgage	16	16	—	16

Home equity:
Key Community Bank	69	69	—	66
Other	2	2	—	2

Total home equity loans	71	71	—	68

Consumer other:
Marine	3	3	—	3

Total consumer other	3	3	—	3

Total consumer loans	90	90	—	87

Total loans with no related allowance recorded	317	525	—	315

With an allowance recorded:
Commercial, financial and agricultural	22	31	$6	18
Commercial real estate:
Commercial mortgage	5	6	2	7
Construction	2	12	—	1

Total commercial real estate loans	7	18	2	8

Total commercial loans	29	49	8	26

Real estate — residential mortgage	20	20	5	19

Home equity:
Key Community Bank	30	30	9	28
Other	10	10	1	10

Total home equity loans	40	40	10	38

Consumer other — Key Community Bank	3	3	1	3
Credit cards	4	4	—	4
Consumer other:
Marine	50	50	10	49
Other	1	1	—	1

Total consumer other	51	51	10	50

Total consumer loans	118	118	26	114

Total loans with an allowance recorded	147	167	34	140

Total	$464	$692	$34	$455

(a)	The Recorded Investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on our consolidated balance sheet.
(b)	The Unpaid Principal Balance represents the customer’s legal obligation to us.

For the six months ended June 30, 2014, and June 30, 2013, interest income recognized on the outstanding balances of accruing impaired loans totaled $4 million and $3 million, respectively.

At June 30, 2014, aggregate restructured loans (accrual and nonaccrual loans) totaled $266 million, compared to $338 million at December 31, 2013, and $311 million at June 30, 2013. We added $43 million in restructured loans during the first six months of 2014, which were offset by $115 million in payments and charge-offs.

A further breakdown of TDRs included in nonperforming loans by loan category as of June 30, 2014, follows:

		Pre-modification	Post-modification
		Outstanding	Outstanding
June 30, 2014	Number	Recorded	Recorded
dollars in millions	of loans	Investment	Investment
LOAN TYPE
Nonperforming:
Commercial, financial and agricultural	24	$20	$10
Commercial real estate:
Real estate — commercial mortgage	11	40	14
Real estate — construction	3	15	2

Total commercial real estate loans	14	55	16

Total commercial loans	38	75	26
Real estate — residential mortgage	521	34	34
Home equity:
Key Community Bank	1,086	68	64
Other	126	4	3

Total home equity loans	1,212	72	67
Consumer other — Key Community Bank	33	1	1
Credit cards	60	—	—
Consumer other:
Marine	207	15	13
Other	36	1	1

Total consumer other	243	16	14

Total consumer loans	2,069	123	116

Total nonperforming TDRs	2,107	198	142

Prior-year accruing (a)
Commercial, financial and agricultural	32	7	3
Commercial real estate:
Real estate — commercial mortgage	4	17	9

Total commercial real estate loans	4	17	9

Total commercial loans	36	24	12
Real estate — residential mortgage	287	21	21
Home equity:
Key Community Bank	759	43	39
Other	322	10	8

Total home equity loans	1,081	53	47
Consumer other — Key Community Bank	54	2	2
Credit cards	653	5	3
Consumer other:
Marine	428	60	37
Other	73	2	2

Total consumer other	501	62	39

Total consumer loans	2,576	143	112

Total prior-year accruing TDRs	2,612	167	124

Total TDRs	4,719	$365	$266

(a)	All TDRs that were restructured prior to January 1, 2014, and are fully accruing.

A further breakdown of TDRs included in nonperforming loans by loan category as of December 31, 2013, follows:

		Pre-modification	Post-modification
		Outstanding	Outstanding
December 31, 2013	Number	Recorded	Recorded
dollars in millions	of loans	Investment	Investment
LOAN TYPE
Nonperforming:
Commercial, financial and agricultural	33	$72	$34
Commercial real estate:
Real estate — commercial mortgage	11	41	14
Real estate — construction	6	19	4

Total commercial real estate loans	17	60	18

Total commercial loans	50	132	52
Real estate — residential mortgage	676	43	43
Home equity:
Key Community Bank	1,708	91	86
Other	227	6	6

Total home equity loans	1,935	97	92
Consumer other — Key Community Bank	49	2	1
Credit cards	629	5	4
Consumer other:
Marine	360	24	21
Other	50	1	1

Total consumer other	410	25	22

Total consumer loans	3,699	172	162

Total nonperforming TDRs	3,749	304	214

Prior-year accruing (a)
Commercial, financial and agricultural	50	7	3
Commercial real estate:
Real estate — commercial mortgage	4	18	10
Real estate — construction	1	23	42

Total commercial real estate loans	5	41	52

Total commercial loans	55	48	55
Real estate — residential mortgage	119	12	12
Home equity:
Key Community Bank	161	17	17
Other	212	7	6

Total home equity loans	373	24	23
Consumer other — Key Community Bank	31	1	1
Credit cards	240	2	1
Consumer other:
Marine	272	51	31
Other	54	1	1

Total consumer other	326	52	32

Total consumer loans	1,089	91	69

Total prior-year accruing TDRs	1,144	139	124

Total TDRs	4,893	$443	$338

(a)	All TDRs that were restructured prior to January 1, 2013, and are fully accruing.

A further breakdown of TDRs included in nonperforming loans by loan category as of June 30, 2013, follows:

		Pre-modification	Post- modification
		Outstanding	Outstanding
June 30, 2013	Number	Recorded	Recorded
dollars in millions	of loans	Investment	Investment
LOAN TYPE
Nonperforming:
Commercial, financial and agricultural	43	$53	$24
Commercial real estate:
Real estate — commercial mortgage	15	58	21
Real estate — construction	6	19	5

Total commercial real estate loans	21	77	26

Total commercial loans	64	130	50
Real estate — residential mortgage	381	23	23
Home equity:
Key Community Bank	1,683	89	87
Other	262	8	8

Total home equity loans	1,945	97	95
Consumer other — Key Community Bank	54	2	2
Credit cards	506	3	3
Consumer other:
Marine	360	41	21
Other	48	2	1

Total consumer other	408	43	22

Total consumer loans	3,294	168	145

Total nonperforming TDRs	3,358	298	195

Prior-year accruing (a)
Commercial, financial and agricultural	87	10	5
Commercial real estate:
Real estate — commercial mortgage	4	22	15
Real estate — construction	1	23	32

Total commercial real estate loans	5	45	47

Total commercial loans	92	55	52
Real estate — residential mortgage	118	12	12
Home equity:
Key Community Bank	134	14	14
Other	178	5	5

Total home equity loans	312	19	19
Consumer other — Key Community Bank	26	1	1
Credit cards	309	2	2
Consumer other:
Marine	243	29	28
Other	49	2	2

Total consumer other	292	31	30

Total consumer loans	1,057	65	64

Total prior-year accruing TDRs	1,149	120	116

Total TDRs	4,507	$418	$311

(a)	All TDRs that were restructured prior to January 1, 2013, and are fully accruing.

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

Commercial loan TDRs are considered defaulted when principal and interest payments are 90 days past due. Consumer loan TDRs are considered defaulted when principal and interest payments are more than 60 days past due. During the three months ended June 30, 2014, there were no significant commercial loan TDRs, and 107 consumer loan TDRs with a combined recorded investment of $4 million that experienced payment defaults from modifications resulting in TDR status during 2013. During the three months ended June 30, 2013, there were no significant commercial loan TDRs, and 127 consumer loan TDRs with a combined recorded investment of $5 million that experienced payment defaults from modifications resulting in TDR status during 2012. As TDRs are individually evaluated for impairment under the specific reserve methodology, subsequent defaults do not generally have a significant additional impact on the ALLL.

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

The following table shows the concession types for our commercial and consumer accruing and nonaccruing TDRs and other selected financial data.

in millions	June 30, 2014	December 31, 2013	June 30, 2013
Commercial loans:
Interest rate reduction	$27	$95	$88
Forgiveness of principal	5	5	6
Other	6	7	8

Total	$38	$107	$102

Consumer loans:
Interest rate reduction	$139	$130	$104
Forgiveness of principal	4	5	5
Other	85	96	100

Total	$228	$231	$209

Total commercial and consumer TDRs (a)	$266	$338	$311
Total loans	55,600	54,457	53,101

(a)	Commitments outstanding to lend additional funds to borrowers whose loan terms have been modified in TDRs are $1 million, $15 million, and $25 million at June 30, 2014, December 31, 2013, and June 30, 2013, respectively.

Our policies for determining past due loans, placing loans on nonaccrual, applying payments on nonaccrual loans, and resuming accrual of interest for our commercial and consumer loan portfolios are disclosed in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Nonperforming Loans” beginning on page 117 of our 2013 Form 10-K.

At June 30, 2014, approximately $54.8 billion, or 98.6%, of our total loans were current. At June 30, 2014, total past due loans and nonperforming loans of $753 million represented approximately 1.4% of total loans.

The following aging analysis of past due and current loans as of June 30, 2014, December 31, 2013, and June 30, 2013, provides further information regarding Key’s credit exposure.

				90 and		Total Past
		30-59	60-89	Greater		Due and	Purchased
June 30, 2014		Days Past	Days Past	Days Past	Nonperforming	Nonperforming	Credit	Total
in millions	Current	Due	Due	Due	Loans	Loans	Impaired	Loans
LOAN TYPE
Commercial, financial and agricultural	$26,212	$52	$11	$15	$37	$115	—	$26,327
Commercial real estate:
Commercial mortgage	7,855	18	15	19	38	90	$1	7,946
Construction	1,029	2	2	5	9	18	—	1,047

Total commercial real estate loans	8,884	20	17	24	47	108	1	8,993
Commercial lease financing	4,186	32	4	4	15	55	—	4,241

Total commercial loans	$39,282	$104	$32	$43	$99	$278	$1	$39,561

Real estate — residential mortgage	$2,061	$16	$6	$4	$89	$115	$13	$2,189
Home equity:
Key Community Bank	10,115	46	22	17	178	263	1	10,379
Other	281	5	2	1	11	19	—	300

Total home equity loans	10,396	51	24	18	189	282	1	10,679
Consumer other — Key Community Bank	1,493	9	4	6	2	21	—	1,514
Credit cards	698	6	4	9	1	20	—	718
Consumer other:
Marine	855	13	3	2	15	33	—	888
Other	47	1	1	1	1	4	—	51

Total consumer other	902	14	4	3	16	37	—	939

Total consumer loans	$15,550	$96	$42	$40	$297	$475	$14	$16,039

Total loans	$54,832	$200	$74	$83	$396	$753	$15	$55,600

				90 and		Total Past
		30-59	60-89	Greater		Due and	Purchased
December 31, 2013		Days Past	Days Past	Days Past	Nonperforming	Nonperforming	Credit	Total
in millions	Current	Due	Due	Due	Loans	Loans	Impaired	Loans
LOAN TYPE
Commercial, financial and agricultural	$24,823	$39	$8	$16	$77	$140	—	$24,963
Commercial real estate:
Commercial mortgage	7,638	20	7	17	37	81	$1	7,720
Construction	1,068	10	—	1	14	25	—	1,093

Total commercial real estate loans	8,706	30	7	18	51	106	1	8,813
Commercial lease financing	4,463	32	33	4	19	88	—	4,551

Total commercial loans	$37,992	$101	$48	$38	$147	$334	$1	$38,327

Real estate — residential mortgage	$2,038	$19	$5	$4	$107	$135	$14	$2,187
Home equity:
Key Community Bank	10,038	51	31	14	205	301	1	10,340
Other	308	6	4	1	15	26	—	334

Total home equity loans	10,346	57	35	15	220	327	1	10,674
Consumer other — Key Community Bank	1,426	8	5	7	3	23	—	1,449
Credit cards	698	11	5	4	4	24	—	722
Consumer other:
Marine	979	15	6	2	26	49	—	1,028
Other	65	2	1	1	1	5	—	70

Total consumer other	1,044	17	7	3	27	54	—	1,098

Total consumer loans	$15,552	$112	$57	$33	$361	$563	$15	$16,130

Total loans	$53,544	$213	$105	$71	$508	$897	$16	$54,457

		30-59	60-89	90 and Greater		Total Past Due and	Purchased
June 30, 2013		Days Past	Days Past	Days Past	Nonperforming	Nonperforming	Credit	Total
in millions	Current	Due	Due	Due	Loans	Loans	Impaired	Loans
LOAN TYPE
Commercial, financial and agricultural	$23,512	$37	$9	$11	$146	$203	—	$23,715
Commercial real estate:
Commercial mortgage	7,307	16	5	38	106	165	$2	7,474
Construction	1,031	3	—	—	26	29	—	1,060

Total commercial real estate loans	8,338	19	5	38	132	194	2	8,534
Commercial lease financing	4,734	14	7	5	14	40	—	4,774

Total commercial loans	$36,584	$70	$21	$54	$292	$437	$2	$37,023

Real estate — residential mortgage	$2,037	$20	$7	$3	$94	$124	$15	$2,176
Home equity:
Key Community Bank	9,877	51	25	13	205	294	2	10,173
Other	347	7	3	2	16	28	—	375

Total home equity loans	10,224	58	28	15	221	322	2	10,548
Consumer other — Key Community Bank	1,403	9	3	6	3	21	—	1,424
Credit cards	680	6	4	—	11	21	—	701
Consumer other:
Marine	1,106	18	5	1	30	54	—	1,160
Other	65	2	—	1	1	4	—	69

Total consumer other	1,171	20	5	2	31	58	—	1,229

Total consumer loans	$15,515	$113	$47	$26	$360	$546	$17	$16,078

Total loans	$52,099	$183	$68	$80	$652	$983	$19	$53,101

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

Credit quality indicators for our commercial and consumer loan portfolios, excluding $15 million and $19 million of PCI loans at June 30, 2014, and June 30, 2013, respectively, based on bond rating, regulatory classification, and payment activity as of June 30, 2014, and June 30, 2013, are as follows:

Commercial Credit Exposure

Credit Risk Profile by Creditworthiness Category (a)

June 30,
in millions
	Commercial, financial and agricultural		RE — Commercial		RE — Construction		Commercial Lease		Total
RATING (b), (c)	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
AAA — AA	$364	$275	$3	$1	$1	$1	$712	$485	$1,080	$762
A	1,091	618	1	74	1	1	382	1,011	1,475	1,704
BBB — BB	23,534	21,355	7,412	6,600	907	871	2,968	3,046	34,821	31,872
B	545	560	287	364	99	23	99	145	1,030	1,092
CCC — C	793	907	242	433	39	164	80	87	1,154	1,591

Total	$26,327	$23,715	$7,945	$7,472	$1,047	$1,060	$4,241	$4,774	$39,560	$37,021

(a)	Credit quality indicators are updated on an ongoing basis and reflect credit quality information as of the dates indicated.
(b)	Our bond rating to internal loan grade conversion system is as follows: AAA - AA = 1, A = 2, BBB - BB = 3 - 13, B = 14 - 16, and CCC - C = 17 - 20.
(c)	Our internal loan grade to regulatory-defined classification is as follows: Pass = 1-16, Special Mention = 17, Substandard = 18, Doubtful = 19, and Loss = 20.

Consumer Credit Exposure

Credit Risk Profile by Regulatory Classifications (a), (b)

June 30,
in millions
	Residential — Prime
GRADE	2014	2013
Pass	$12,554	$12,374
Substandard	300	333

Total	$12,854	$12,707

Credit Risk Profile Based on Payment Activity (a)

June 30,	Consumer — Key Community Bank		Credit cards		Consumer — Marine		Consumer — Other		Total
in millions	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Performing	$1,512	$1,421	$717	$690	$873	$1,130	$50	$68	$3,152	$3,309
Nonperforming	2	3	1	11	15	30	1	1	19	45

Total	$1,514	$1,424	$718	$701	$888	$1,160	$51	$69	$3,171	$3,354

(a)	Credit quality indicators are updated on an ongoing basis and reflect credit quality information as of the dates indicated.
(b)	Our past due payment activity to regulatory classification conversion is as follows: pass = less than 90 days; and substandard = 90 days and greater plus nonperforming loans.

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

For all commercial and consumer loan TDRs, regardless of size, as well as impaired commercial loans with an outstanding balance of $2.5 million and greater, we conduct further analysis to determine the probable loss content and assign a specific allowance to the loan if deemed appropriate. We estimate the extent of the individual impairment for commercial loans and TDRs by comparing the recorded investment of the loan with the estimated present value of its future cash flows, the fair value of its underlying collateral, or the loan’s observable market price. Secured consumer loan TDRs that are discharged through Chapter 7 bankruptcy and not formally re-affirmed are adjusted to reflect the fair value of the underlying collateral, less costs to sell. Non-Chapter 7 consumer loan TDRs are combined in homogenous pools and assigned a specific allocation based on the estimated present value of future cash flows using the loan’s effective interest rate. A specific allowance also may be assigned — even when sources of repayment appear sufficient — if we remain uncertain about whether the loan will be repaid in full. On at least a quarterly basis, we evaluate the appropriateness of our loss estimation methods to reduce differences between estimated incurred losses and actual losses. The ALLL at June 30, 2014, represents our best estimate of the probable credit losses inherent in the loan portfolio at that date.

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

At June 30, 2014, the ALLL was $814 million, or 1.46% of loans, compared to $876 million, or 1.65% of loans, at June 30, 2013. At June 30, 2014, the ALLL was 205.6% of nonperforming loans, compared to 134.4% at June 30, 2013.

A summary of the ALLL for the periods indicated is presented in the table below:

	Three months ended June 30,		Six months ended June 30,
in millions	2014	2013	2014	2013
Balance at beginning of period — continuing operations	$834	$893	$848	$888
Charge-offs	(56)	(74)	(113)	(164)
Recoveries	26	29	63	70

Net loans and leases charged off	(30)	(45)	(50)	(94)
Provision for loan and lease losses from continuing operations	10	28	16	83
Foreign currency translation adjustment	—	—	—	(1)

Balance at end of period — continuing operations	$814	$876	$814	$876

The changes in the ALLL by loan category for the periods indicated are as follows:

in millions	December 31, 2013	Provision	Charge-offs	Recoveries	June 30, 2014
Commercial, financial and agricultural	$362	$13	$(23)	$21	$373
Real estate — commercial mortgage	165	(5)	(3)	2	159
Real estate — construction	32	(11)	(2)	15	34
Commercial lease financing	62	(3)	(5)	6	60

Total commercial loans	621	(6)	(33)	44	626
Real estate — residential mortgage	37	(9)	(5)	2	25
Home equity:
Key Community Bank	84	9	(20)	4	77
Other	11	1	(6)	3	9

Total home equity loans	95	10	(26)	7	86
Consumer other — Key Community Bank	29	8	(16)	3	24
Credit cards	34	13	(18)	1	30
Consumer other:
Marine	29	1	(14)	5	21
Other	3	(1)	(1)	1	2

Total consumer other:	32	—	(15)	6	23

Total consumer loans	227	22	(80)	19	188

Total ALLL — continuing operations	848	16	(113)	63	814
Discontinued operations	39	9	(24)	8	32

Total ALLL — including discontinued operations	$887	$25	$(137)	$71	$846

in millions	December 31, 2012	Provision	Charge-offs	Recoveries	June 30, 2013
Commercial, financial and agricultural	$327	$35	$(29)	$19	$352
Real estate — commercial mortgage	198	(10)	(16)	10	182
Real estate — construction	41	(13)	(2)	8	34
Commercial lease financing	55	6	(8)	8	61

Total commercial loans	621	18	(55)	45	629
Real estate — residential mortgage	30	13	(10)	—	33
Home equity:
Key Community Bank	105	19	(36)	6	94
Other	25	—	(12)	3	16

Total home equity loans	130	19	(48)	9	110
Consumer other — Key Community Bank	38	7	(16)	4	33
Credit cards	26	21	(16)	2	33
Consumer other:
Marine	39	4	(17)	9	35
Other	4	—	(2)	1	3

Total consumer other:	43	4	(19)	10	38

Total consumer loans	267	64	(109)	25	247

Total ALLL — continuing operations	888	82 (a)	(164)	70	876
Discontinued operations	55	5	(28)	9	41

Total ALLL — including discontinued operations	$943	$87	$(192)	$79	$917

(a)	Includes $1 million of foreign currency translation adjustment.

Our ALLL from continuing operations decreased by $62 million, or 7.1%, from the second quarter of 2013 primarily because of the improvement in the credit quality of our loan portfolios. The quality of new loan originations as well as decreasing levels of criticized, classified, and nonperforming loans and net loan charge-offs has also resulted in a reduction in our general allowance. Our general allowance applies expected loss rates to our existing loans with similar risk characteristics as well as any adjustments to reflect our current assessment of qualitative factors such as changes in economic conditions, underwriting standards, and concentrations of credit. Our delinquency trends declined during 2013 and into 2014 due to a modest level of loan growth, relatively stable economic conditions, and continued run-off in our exit loan portfolio, reflecting our effort to maintain a moderate enterprise risk tolerance.

For continuing operations, the loans outstanding individually evaluated for impairment totaled $276 million, with a corresponding allowance of $32 million at June 30, 2014. Loans outstanding collectively evaluated for impairment totaled $55.3 billion, with a corresponding allowance of $781 million at June 30, 2014. At June 30, 2014, PCI loans evaluated for impairment totaled $15 million, with a corresponding allowance of $1 million. There was no provision for loan and lease losses on these PCI loans during the six months ended June 30, 2014. At June 30, 2013, the loans outstanding individually evaluated for impairment totaled $464 million, with a corresponding allowance of $34 million. Loans outstanding collectively evaluated for impairment totaled $52.6 billion, with a corresponding allowance of $842 million at June 30, 2013. At June 30, 2013, PCI loans evaluated for impairment totaled $19 million, with a corresponding allowance of less than $1 million. There was a credit for loan and lease losses on these PCI loans of $1 million during the six months ended June 30, 2013.

A breakdown of the individual and collective ALLL and the corresponding loan balances as of June 30, 2014, follows:

	Allowance			Outstanding
	Individually	Collectively	Purchased			Individually	Collectively		Purchased
June 30, 2014	Evaluated for	Evaluated for	Credit			Evaluated for	Evaluated for		Credit
in millions	Impairment	Impairment	Impaired	Loans		Impairment	Impairment		Impaired
Commercial, financial and agricultural	$3	$370	—	$26,327		$17	$26,310		—
Commercial real estate:
Commercial mortgage	1	158	—	7,946		25	7,920		$1
Construction	—	34	—	1,047		6	1,041		—

Total commercial real estate loans	1	192	—	8,993		31	8,961		1
Commercial lease financing	—	60	—	4,241		—	4,241		—

Total commercial loans	4	622	—	39,561		48	39,512		1
Real estate — residential mortgage	5	19	$1	2,189		55	2,121		13
Home equity:
Key Community Bank	15	62	—	10,379		103	10,275		1
Other	3	6	—	300		12	288		—

Total home equity loans	18	68	—	10,679		115	10,563		1
Consumer other — Key Community Bank	—	24	—	1,514		3	1,511		—
Credit cards	—	30	—	718		4	714		—
Consumer other:
Marine	5	16	—	888		50	838		—
Other	—	2	—	51		1	50		—

Total consumer other	5	18	—	939		51	888		—

Total consumer loans	28	159	1	16,039		228	15,797		14

Total ALLL — continuing operations	32	781	1	55,600		276	55,309		15
Discontinued operations	2	30	—	4,162	(a)	17	4,145	(a)	—

Total ALLL — including discontinued operations	$34	$811	$1	$59,762		$293	$59,454		$15

(a)	Amount includes $1.9 billion of loans carried at fair value that are excluded from ALLL consideration.

A breakdown of the individual and collective ALLL and the corresponding loan balances as of December 31, 2013, follows:

	Allowance			Outstanding
	Individually	Collectively	Purchased			Individually	Collectively		Purchased
December 31, 2013	Evaluated for	Evaluated for	Credit			Evaluated for	Evaluated for		Credit
in millions	Impairment	Impairment	Impaired	Loans		Impairment	Impairment		Impaired
Commercial, financial and agricultural	$8	$354	—	$24,963		$50	$24,913		—
Commercial real estate:
Commercial mortgage	2	163	—	7,720		27	7,692		$1
Construction	—	32	—	1,093		50	1,043		—

Total commercial real estate loans	2	195	—	8,813		77	8,735		1
Commercial lease financing	—	62	—	4,551		—	4,551		—

Total commercial loans	10	611	—	38,327		127	38,199		1
Real estate — residential mortgage	9	27	$1	2,187		56	2,117		14
Home equity:
Key Community Bank	10	74	—	10,340		102	10,237		1
Other	1	10	—	334		12	322		—

Total home equity loans	11	84	—	10,674		114	10,559		1
Consumer other — Key Community Bank	1	28	—	1,449		3	1,446		—
Credit cards	1	33	—	722		5	717		—
Consumer other:
Marine	10	19	—	1,028		52	976		—
Other	—	3	—	70		1	69		—

Total consumer other	10	22	—	1,098		53	1,045		—

Total consumer loans	32	194	1	16,130		231	15,884		15

Total ALLL — continuing operations	42	805	1	54,457		358	54,083		16
Discontinued operations	1	38	—	4,497	(a)	13	4,484	(a)	—

Total ALLL — including discontinued operations	$43	$843	$1	$58,954		$371	$58,567		$16

(a)	Amount includes $2.1 billion of loans carried at fair value that are excluded from ALLL consideration.

A breakdown of the individual and collective ALLL and the corresponding loan balances as of June 30, 2013, follows:

	Allowance			Outstanding
	Individually	Collectively	Purchased			Individually	Collectively	Purchased
June 30, 2013	Evaluated for	Evaluated for	Credit			Evaluated for	Evaluated for	Credit
in millions	Impairment	Impairment	Impaired	Loans		Impairment	Impairment	Impaired
Commercial, financial and agricultural	$6	$346	—	$23,715		$111	$23,604	—
Commercial real estate:
Commercial mortgage	2	180	—	7,474		93	7,379	$2
Construction	—	34	—	1,060		52	1,008	—

Total commercial real estate loans	2	214	—	8,534		145	8,387	2
Commercial lease financing	—	61	—	4,774		—	4,774	—

Total commercial loans	8	621	—	37,023		256	36,765	2
Real estate — residential mortgage	5	28	—	2,176		35	2,126	15
Home equity:
Key Community Bank	9	85	—	10,173		99	10,072	2
Other	1	15	—	375		13	362	—

Total home equity loans	10	100	—	10,548		112	10,434	2
Consumer other — Key Community Bank	—	33	—	1,424		3	1,421	—
Credit cards	—	33	—	701		4	697	—
Consumer other:
Marine	10	25	—	1,160		53	1,107	—
Other	1	2	—	69		1	68	—

Total consumer other	11	27	—	1,229		54	1,175	—

Total consumer loans	26	221	—	16,078		208	15,853	17

Total ALLL — continuing operations	34	842	—	53,101		464	52,618	19
Discontinued operations	2	39	—	4,992	(a)	8	4,984	—

Total ALLL — including discontinued operations	$36	$881	—	$58,093		$472	$57,602	$19

(a)	Amount includes $2.5 billion of loans carried at fair value that are excluded from ALLL consideration.

The liability for credit losses inherent in lending-related unfunded commitments, such as letters of credit and unfunded loan commitments, is included in “accrued expense and other liabilities” on the balance sheet. We establish the amount of this reserve by considering both historical trends and current market conditions quarterly, or more often if deemed necessary. Our liability for credit losses on lending-related commitments is $37 million at June 30, 2014. When combined with our ALLL, our total allowance for credit losses represented 1.53% of loans at June 30, 2014, compared to 1.72% at June 30, 2013.

Changes in the liability for credit losses on unfunded lending-related commitments are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
in millions	2014	2013	2014	2013
Balance at beginning of period	$35	$32	$37	$29
Provision (credit) for losses on lending-related commitments	2	5	—	8

Balance at end of period	$37	$37	$37	$37

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

Consistent with accounting guidance, indirect investments are valued using a methodology that allows the use of statements from the investment manager to calculate net asset value per share. A primary input used in estimating fair value is the most recent value of the capital accounts as reported by the general partners of the funds in which we invest. The calculation to determine the investment’s fair value is based on our percentage ownership in the fund multiplied by the net asset value of the fund, as provided by the fund manager. Under the requirements of the Volcker Rule, we will be required to dispose of some or all of our indirect investments. As of June 30, 2014, management has not committed to a plan to sell these investments. Therefore, these investments continue to be valued using the net asset value per share methodology. For more information about the Volcker Rule, see the discussion under the heading “Other regulatory developments under the Dodd-Frank Act – ‘Volcker Rule’” in the section entitled “Supervision and Regulation” in Item 1 of our 2013 Form 10-K.

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

The following table presents the fair value of our indirect investments and related unfunded commitments at June 30, 2014. We did not provide any financial support to investees related to our direct and indirect investments for the six months ended June 30, 2014, and June 30, 2013.

	June 30, 2014
in millions	Fair Value	Unfunded Commitments
INVESTMENT TYPE
Indirect investments
Passive funds (a)	$9	$1
Co-managed funds (b)	7	—

Total	$16	$1

(a)	We invest in passive funds, which are multi-investor private equity funds. These investments can never be redeemed. Instead, distributions are received through the liquidation of the underlying investments in the funds. Some funds have no restrictions on sale, while others require investors to remain in the fund until maturity. The funds will be liquidated over a period of one to four years. The purpose of KREEC’s funding is to allow funds to make additional investments and keep a certain market value threshold in the funds. KREEC is obligated to provide financial support, as all investors are required, to fund based on their ownership percentage, as noted in the Limited Partnership Agreements.
(b)	We are a manager or co-manager of these funds. These investments can never be redeemed. Instead, distributions are received through the liquidation of the underlying investments in the funds. In addition, we receive management fees. We can sell or transfer our interest in any of these funds with the written consent of a majority of the fund’s investors. In one instance, the other co-manager of the fund must consent to the sale or transfer of our interest in the fund. The funds will mature over a period of one to three years. The purpose of KREEC’s funding is to allow funds to make additional investments and keep a certain market value threshold in the funds. KREEC is obligated to provide financial support, as all investors are required, to fund based on their ownership percentage, as noted in the Limited Partnership Agreements.

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

Our indirect investments are classified as Level 3 assets since our significant inputs are not observable in the marketplace. Indirect investments include primary and secondary investments in private equity funds engaged mainly in venture- and growth-oriented investing. These investments do not have readily determinable fair values. Indirect investments are valued using a methodology that is consistent with accounting guidance that allows us to estimate fair value based upon net asset value per share (or its equivalent, such as member units or an ownership interest in partners’ capital to which a proportionate share of net assets is attributed). The significant unobservable input used in estimating fair value is primarily the most recent value of the capital accounts as reported by the general partners of the funds in which we invest. Under the requirements of the Volcker Rule, we will be required to dispose of some or all of our indirect investments. As of June 30, 2014, management has not committed to a plan to sell these investments. Therefore, these investments continue to be valued using the net asset value per share methodology.

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

The following table presents the fair value of our direct and indirect principal investments and related unfunded commitments at June 30, 2014, as well as financial support provided for the three and six months ended June 30, 2014, and June 30, 2013:

			Financial support provided
			Three months ended June 30,				Six months ended June 30,
	June 30, 2014		2014		2013		2014		2013
in millions	Fair Value	Unfunded Commitments	Funded Commitments	Funded Other	Funded Commitments	Funded Other	Funded Commitments	Funded Other	Funded Commitments	Funded Other
INVESTMENT TYPE
Direct investments (a)	$146	—	—	$1	—	$1	—	$2	—	$5
Indirect investments (b)	399	$68	$4	—	$5	—	$6	—	$11	—

Total	$545	$68	$4	$1	$5	$1	$6	$2	$11	$5

(a)	Our direct investments consist of equity, mezzanine, and debt investments directly in independent business enterprises. Operations of the business enterprises are handled by management of the portfolio company. The purpose of funding these enterprises is to provide financial support for business development and acquisition strategies. We infuse equity capital based on an initial contractual cash contribution and later from additional requests on behalf of the companies’ management.
(b)	Our indirect investments consist of buyout funds, venture capital funds, and fund of funds. These investments are generally not redeemable. Instead, distributions are received through the liquidation of the underlying investments of the fund. An investment in any one of these funds typically can be sold only with the approval of the fund’s general partners. We estimate that the underlying investments of the funds will be liquidated over a period of one to nine years. The purpose of funding our capital commitments to these investments is to allow the funds to make additional follow-on investments and pay fund expenses until the fund dissolves. We, and all other investors in the fund, are obligated to fund the full amount of our respective capital commitments to the fund based on our and their respective ownership percentages, as noted in the applicable Limited Partnership Agreement.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are measured at fair value on a recurring basis in accordance with GAAP. The following tables present these assets and liabilities at June 30, 2014, December 31, 2013, and June 30, 2013.

June 30, 2014
in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Trading account assets:
U.S. Treasury, agencies and corporations	—	$660	—	$660
States and political subdivisions	—	33	—	33
Collateralized mortgage obligations	—	19	—	19
Other mortgage-backed securities	—	144	—	144
Other securities	$5	26	—	31

Total trading account securities	5	882	—	887
Commercial loans	—	3	—	3

Total trading account assets	5	885	—	890
Securities available for sale:
States and political subdivisions	—	31	—	31
Collateralized mortgage obligations	—	9,866	—	9,866
Other mortgage-backed securities	—	2,305	—	2,305
Other securities	22	—	—	22

Total securities available for sale	22	12,202	—	12,224
Other investments:
Principal investments:
Direct	—	—	$146	146
Indirect	—	—	399	399

Total principal investments	—	—	545	545
Equity and mezzanine investments:
Direct	—	—	—	—
Indirect	—	—	16	16

Total equity and mezzanine investments	—	—	16	16

Total other investments	—	—	561	561
Derivative assets:
Interest rate	—	964	20	984
Foreign exchange	51	5	—	56
Commodity	—	181	1	182
Credit	—	—	4	4

Derivative assets	51	1,150	25	1,226
Netting adjustments (a)	—	—	—	(677)

Total derivative assets	51	1,150	25	549
Accrued income and other assets	—	4	—	4

Total assets on a recurring basis at fair value	$78	$14,241	$586	$14,228

LIABILITIES MEASURED ON A RECURRING BASIS
Bank notes and other short-term borrowings:
Short positions	$1	$520	—	$521
Derivative liabilities:
Interest rate	—	653	—	653
Foreign exchange	52	4	—	56
Commodity	—	177	—	177
Credit	—	7	$1	8

Derivative liabilities	52	841	1	894
Netting adjustments (a)	—	—	—	(443)

Total derivative liabilities	52	841	1	451
Accrued expense and other liabilities	—	4	—	4

Total liabilities on a recurring basis at fair value	$53	$1,365	$1	$976

(a)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Total derivative assets and liabilities include these netting adjustments.

December 31, 2013
in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Trading account assets:
U.S. Treasury, agencies and corporations	—	$471	—	$471
States and political subdivisions	—	23	—	23
Collateralized mortgage obligations	—	9	—	9
Other mortgage-backed securities	—	120	—	120
Other securities	$4	108	—	112

Total trading account securities	4	731	—	735
Commercial loans	—	3	—	3

Total trading account assets	4	734	—	738
Securities available for sale:
States and political subdivisions	—	40	—	40
Collateralized mortgage obligations	—	11,000	—	11,000
Other mortgage-backed securities	—	1,286	—	1,286
Other securities	20	—	—	20

Total securities available for sale	20	12,326	—	12,346
Other investments:
Principal investments:
Direct	—	—	$141	141
Indirect	—	—	413	413

Total principal investments	—	—	554	554
Equity and mezzanine investments:
Direct	—	—	—	—
Indirect	—	—	23	23

Total equity and mezzanine investments	—	—	23	23

Total other investments	—	—	577	577
Derivative assets:
Interest rate	—	1,014	25	1,039
Foreign exchange	56	7	—	63
Commodity	—	112	—	112
Credit	—	1	4	5

Derivative assets	56	1,134	29	1,219
Netting adjustments (a)	—	—	—	(812)

Total derivative assets	56	1,134	29	407
Accrued income and other assets	—	1	—	1

Total assets on a recurring basis at fair value	$80	$14,195	$606	$14,069

LIABILITIES MEASURED ON A RECURRING BASIS
Bank notes and other short-term borrowings:
Short positions	$2	$341	—	$343
Derivative liabilities:
Interest rate	—	739	—	739
Foreign exchange	49	8	—	57
Commodity	—	106	—	106
Credit	—	11	$1	12

Derivative liabilities	49	864	1	914
Netting adjustments (a)	—	—	—	(500)

Total derivative liabilities	49	864	1	414
Accrued expense and other liabilities	—	1	—	1

Total liabilities on a recurring basis at fair value	$51	$1,206	$1	$758

(a)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Total derivative assets and liabilities include these netting adjustments.

June 30, 2013
in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Trading account assets:
U.S. Treasury, agencies and corporations	—	$375	—	$375
States and political subdivisions	—	28	—	28
Collateralized mortgage obligations	—	38	—	38
Other mortgage-backed securities	—	67	—	67
Other securities	$3	71	—	74

Total trading account securities	3	579	—	582
Commercial loans	—	10	—	10

Total trading account assets	3	589	—	592
Securities available for sale:
States and political subdivisions	—	44	—	44
Collateralized mortgage obligations	—	12,603	—	12,603
Other mortgage-backed securities	—	584	—	584
Other securities	22	—	—	22

Total securities available for sale	22	13,231	—	13,253
Other investments:
Principal investments:
Direct	—	—	$186	186
Indirect	—	—	426	426

Total principal investments	—	—	612	612
Equity and mezzanine investments:
Direct	—	—	—	—
Indirect	—	—	32	32

Total equity and mezzanine investments	—	—	32	32

Total other investments	—	—	644	644
Derivative assets:
Interest rate	—	1,203	25	1,228
Foreign exchange	85	15	—	100
Commodity	—	117	2	119
Credit	—	2	4	6

Derivative assets	85	1,337	31	1,453
Netting adjustments (a)	—	—	—	(992)

Total derivative assets	85	1,337	31	461
Accrued income and other assets	—	—	—	—

Total assets on a recurring basis at fair value	$110	$15,157	$675	$14,950

LIABILITIES MEASURED ON A RECURRING BASIS
Bank notes and other short-term borrowings:
Short positions	$4	$294	—	$298
Derivative liabilities:
Interest rate	—	871	—	871
Foreign exchange	78	15	—	93
Commodity	—	113	$1	114
Credit	—	11	—	11

Derivative liabilities	78	1,010	1	1,089
Netting adjustments (a)	—	—	—	(633)

Total derivative liabilities	78	1,010	1	456
Accrued expense and other liabilities	—	2	—	2

Total liabilities on a recurring basis at fair value	$82	$1,306	$1	$756

(a)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Total derivative assets and liabilities include these netting adjustments.

Changes in Level 3 Fair Value Measurements

The following table shows the change in the fair values of our Level 3 financial instruments for the three and six months ended June 30, 2014, and June 30, 2013. We mitigate the credit risk, interest rate risk, and risk of loss related to many of these Level 3 instruments by using securities and derivative positions classified as Level 1 or Level 2. Level 1 and Level 2 instruments are not included in the following table. Therefore, the gains or losses shown do not include the impact of our risk management activities.

in millions	Beginning of Period Balance	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers into Level 3 (e)		Transfers out of Level 3 (e)		End of Period Balance (g)	Unrealized Gains (Losses) Included in Earnings
Six months ended June 30, 2014

Trading account assets
Other mortgage-backed securities	—	—		—	—	—	—		—		—	—
Other securities	—	—		—	—	—	—		—		—	—
State and political subdivisions	—	—		—	—	—	—		—		—	—

Other investments
Principal investments
Direct	$141	$11	(c)	$1	$(7)	—	—		—		$146	$20	(c)
Indirect	413	40	(c)	5	(59)	—	—		—		399	12	(c)
Equity and mezzanine investments
Direct	—	—		—	—	—	—		—		—	—
Indirect	23	(1	) (c)	—	—	$(6)	—		—		16	(1	) (c)

Derivative instruments (a)
Interest rate	25	2	(d)	3	(2)	—	$5	(f)	$(13	) (f)	20	—
Commodity	—	—		—	—	—	1	(f)	—		1	—
Credit	3	(5	) (d)	—	—	5	—		—		3	—

Three months ended June 30, 2014

Trading account assets
Other mortgage-backed securities	—	—		—	—	—	—		—		—	—
Other securities	—	—		—	—	—	—		—		—	—
State and political subdivisions	—	—		—	—	—	—		—		—	—

Other investments
Principal investments
Direct	$141	$7	(c)	$1	$(3)	—	—		—		$146	$14	(c)
Indirect	403	20	(c)	4	(28)	—	—		—		399	3	(c)
Equity and mezzanine investments
Direct	—	—		—	—	—	—		—		—	—
Indirect	20	—		—	—	$(4)	—		—		16	—

Derivative instruments (a)
Interest rate	22	1	(d)	1	(1)	—	$2	(f)	$(5	) (f)	20	—
Commodity	—	—		—	—	—	1	(f)	—		1	—
Credit	3	(3	) (d)	—	—	3	—		—		3	—

in millions	Beginning of Period Balance	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers into Level 3 (e)		Transfers out of Level 3 (e)		End of Period Balance (g)	Unrealized Gains (Losses) Included in Earnings
Six months ended June 30, 2013

Trading account assets
Other mortgage-backed securities	—	$4	(b)	—	$(4)	—	—		—		—	—
Other securities	—	3	(b)	—	—	$(3)	—		—		—	$1	(b)
State and political subdivisions	$3	—		—	(3)	—	—		—		—	—

Other investments
Principal investments
Direct	191	(5	) (c)	$4	(4)	—	—		—		$186	(11	) (c)
Indirect	436	19	(c)	11	(40)	—	—		—		426	4	(c)
Equity and mezzanine investments
Direct	—	—		—	—	—	—		—		—	3	(c)
Indirect	41	2	(c)	—	—	(11)	—		—		32	2	(c)

Derivative instruments (a)
Interest rate	19	(3	) (d)	—	(1)	—	$39	(f)	$(29	) (f)	25	—
Commodity	1	—		—	—	—	—		—		1	—
Credit	4	(3	) (d)	—	—	3	—		—		4	—

Three months ended June 30, 2013

Trading account assets
Other mortgage-backed securities	—	—		—	—	—	—		—		—	—
Other securities	—	$2	(b)	—	—	$(2)	—		—		—	—
State and political subdivisions	$3	—		—	$(3)	—	—		—		—	—

Other investments
Principal investments
Direct	191	(1	) (c)	—	(4)	—	—		—		$186	$(7	) (c)
Indirect	435	7	(c)	$5	(21)	—	—		—		426	—
Equity and mezzanine investments
Direct	—	—		—	—	—	—		—		—	—
Indirect	39	2		—	—	(9)	—		—		32	2	(c)

Derivative instruments (a)
Interest rate	27	—		—	—	—	$25	(f)	$(27	) (f)	25	—
Commodity	4	(3	) (d)	—	—	—	—		—		1	—
Credit	4	(2	) (d)	—	—	2	—		—		4	—

(a)	Amounts represent Level 3 derivative assets less Level 3 derivative liabilities.
(b)	Realized and unrealized gains and losses on trading account assets are reported in “other income” on the income statement.
(c)	Realized and unrealized gains and losses on principal investments are reported in “net gains (losses) from principal investing” on the income statement. Realized and unrealized losses on private equity and mezzanine investments are reported in “other income” on the income statement.
(d)	Realized and unrealized gains and losses on derivative instruments are reported in “corporate services income” and “other income” on the income statement.
(e)	Our policy is to recognize transfers into and transfers out of Level 3 as of the end of the reporting period.
(f)	Certain derivatives previously classified as Level 2 were transferred to Level 3 because Level 3 unobservable inputs became significant. Certain derivatives previously classified as Level 3 were transferred to Level 2 because Level 3 unobservable inputs became less significant.
(g)	There were no issuances for the six-month periods ended June 30, 2014, and June 30, 2013.

Assets Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in accordance with GAAP. The adjustments to fair value generally result from the application of accounting guidance that requires assets and liabilities to be recorded at the lower of cost or fair value, or assessed for impairment. The following table presents our assets measured at fair value on a nonrecurring basis at June 30, 2014, December 31, 2013, and June 30, 2013:

	June 30, 2014
in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A NONRECURRING BASIS
Impaired loans	—	—	$6	$6
Loans held for sale (a)	—	—	—	—
Accrued income and other assets	—	—	11	11

Total assets on a nonrecurring basis at fair value	—	—	$17	$17

	December 31, 2013
in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A NONRECURRING BASIS
Impaired loans	—	—	$16	$16
Loans held for sale (a)	—	—	—	—
Accrued income and other assets	—	—	14	14

Total assets on a nonrecurring basis at fair value	—	—	$30	$30

	June 30, 2013
in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A NONRECURRING BASIS
Impaired loans	—	—	$22	$22
Loans held for sale (a)	—	—	—	—
Accrued income and other assets	—	—	16	16

Total assets on a nonrecurring basis at fair value	—	—	$38	$38

(a)	During the first half of 2014, we transferred $10 million of commercial and consumer loans and leases at their current fair value from held-for-sale status to the held-to-maturity portfolio, compared to $9 million during 2013 and $2 million during the first half of 2013.

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

Loans held for sale. Through a quarterly analysis of our loan portfolios held for sale, which include both performing and nonperforming loans, we determine any adjustments necessary to record the portfolios at the lower of cost or fair value in accordance with GAAP. Our analysis concluded that there were no loans held for sale adjusted to fair value at June 30, 2014, December 31, 2013, or June 30, 2013.

Market inputs, including updated collateral values, and reviews of each borrower’s financial condition influenced the inputs used in our internal models and other valuation methodologies. The valuations are prepared by the responsible relationship managers or analysts in our Asset Recovery Group and are reviewed and approved by the Asset Recovery Group Executive. Actual gains or losses realized on the sale of various loans held for sale provide a back-testing mechanism for determining whether our valuations of these loans held for sale that are adjusted to fair value are appropriate.

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

Goodwill and other intangible assets. On a quarterly basis, we review impairment indicators to determine whether we need to evaluate the carrying amount of goodwill and other intangible assets assigned to Key Community Bank and Key Corporate Bank. We also perform an annual impairment test for goodwill. Accounting guidance permits an entity to first assess qualitative factors to determine whether additional goodwill impairment testing is required. However, we did not choose to utilize a qualitative assessment in our annual goodwill impairment testing performed during the fourth quarter of 2013. Fair value of our reporting units is determined using both an income approach (discounted cash flow method) and a market approach (using publicly traded company and recent transactions data), which are weighted equally.

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

Quantitative Information about Level 3 Fair Value Measurements

The range and weighted-average of the significant unobservable inputs used to fair value our material Level 3 recurring and nonrecurring assets at June 30, 2014, December 31, 2013, and June 30, 2013, along with the valuation techniques used, are shown in the following table:

June 30, 2014 dollars in millions	Fair Value of Level 3 Assets	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)

Recurring
Other investments — principal investments — direct:	$146	Individual analysis of the condition of each investment
Debt instruments			EBITDA multiple	5.90 - 6.00 (6.00)

Equity instruments of private companies			EBITDA multiple (where applicable)	5.50 - 6.50 (5.90)
			Revenue multiple (where applicable)	0.50 - 4.10 (3.80)

Nonrecurring
Impaired loans	6	Fair value of underlying collateral	Discount	0.00 - 70.00% (29.00%)
Goodwill	979	Discounted cash flow and market data	Earnings multiple of peers	10.10 - 14.40 (11.59)
			Equity multiple of peers	1.17 - 1.29 (1.24)
			Control premium	N/A (35.00%)
			Weighted-average cost of capital	N/A (13.00%)

December 31, 2013 dollars in millions	Fair Value of Level 3 Assets	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)

Recurring
Other investments — principal investments — direct:	$141	Individual analysis of the condition of each investment
Debt instruments			EBITDA multiple	6.00 - 7.00 (6.10)

Equity instruments of private companies			EBITDA multiple (where applicable)	4.80 - 10.40 (6.20)
			Revenue multiple (where applicable)	1.10 - 4.70 (4.00)

Nonrecurring
Impaired loans	16	Fair value of underlying collateral	Discount	10.00 - 100.00% (36.00%)
Goodwill	979	Discounted cash flow and market data	Earnings multiple of peers	10.10 - 14.40 (11.59)
			Equity multiple of peers	1.17 - 1.29 (1.24)
			Control premium	N/A (35.00%)
			Weighted-average cost of capital	N/A (13.00%)

June 30, 2013 dollars in millions	Fair Value of Level 3 Assets	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)

Recurring
Other investments — principal investments — direct:	$186	Individual analysis of the condition of each investment
Debt instruments			EBITDA multiple	5.80 - 6.00 (6.00)

Equity instruments of private companies			EBITDA multiple (where applicable)	4.50 - 6.00 (5.80)
			Revenue multiple (where applicable)	1.00 - 4.80 (4.30)

Nonrecurring
Impaired loans	22	Fair value of underlying collateral	Discount	0.00 - 100.00% (34.00%)
Goodwill	979	Discounted cash flow and market data	Earnings multiple of peers	9.70 - 14.20 (11.25)
			Equity multiple of peers	.95 - 1.17 (1.09)
			Control premium	N/A (30.00%)
			Weighted-average cost of capital	N/A (13.00%)

Fair Value Disclosures of Financial Instruments

The levels in the fair value hierarchy ascribed to our financial instruments and the related carrying amounts at June 30, 2014, December 31, 2013, and June 30, 2013, are shown in the following table.

	June 30, 2014
		Fair Value
in millions	Carrying Amount	Level 1	Level 2	Level 3	Netting Adjustment		Total
ASSETS
Cash and short-term investments (a)	$3,780	$3,780	—	—	—		$3,780
Trading account assets (b)	890	5	$885	—	—		890
Securities available for sale (b)	12,224	22	12,202	—	—		12,224
Held-to-maturity securities (c)	5,233	—	5,154	—	—		5,154
Other investments (b)	899	—	338	$561	—		899
Loans, net of allowance (d)	54,786	—	—	53,702	—		53,702
Loans held for sale (b)	435	—	—	435	—		435
Mortgage servicing assets (e)	323	—	—	402	—		402
Derivative assets (b)	549	51	1,150	25	$(677	) (f)	549

LIABILITIES
Deposits with no stated maturity (a)	$60,868	—	$60,868	—	—		$60,868
Time deposits (e)	6,931	$682	6,322	—	—		7,004
Short-term borrowings (a)	1,734	1	1,733	—	—		1,734
Long-term debt (e)	8,213	7,687	962	—	—		8,649
Derivative liabilities (b)	451	52	841	$1	$(443	) (f)	451

	December 31, 2013
		Fair Value
in millions	Carrying Amount	Level 1	Level 2	Level 3	Netting Adjustment		Total
ASSETS
Cash and short-term investments (a)	$6,207	$6,207	—	—	—		$6,207
Trading account assets (b)	738	4	$734	—	—		738
Securities available for sale (b)	12,346	20	12,326	—	—		12,346
Held-to-maturity securities (c)	4,756	—	4,617	—	—		4,617
Other investments (b)	969	—	392	$577	—		969
Loans, net of allowance (d)	53,609	—	—	52,102	—		52,102
Loans held for sale (b)	611	—	—	611	—		611
Mortgage servicing assets (e)	332	—	—	386	—		386
Derivative assets (b)	407	56	1,134	29	$(812	) (f)	407

LIABILITIES
Deposits with no stated maturity (a)	$62,425	—	$62,425	—	—		$62,425
Time deposits (e)	6,837	$558	6,368	—	—		6,926
Short-term borrowings (a)	1,877	2	1,875	—	—		1,877
Long-term debt (e)	7,650	7,611	397	—	—		8,008
Derivative liabilities (b)	414	49	864	$1	$(500	) (f)	414

	June 30, 2013
		Fair Value
in millions	Carrying Amount	Level 1	Level 2	Level 3	Netting Adjustment		Total
ASSETS
Cash and short-term investments (a)	$4,278	$3,944	$334	—	—		$4,278
Trading account assets (b)	592	3	589	—	—		592
Securities available for sale (b)	13,253	22	13,231	—	—		13,253
Held-to-maturity securities (c)	4,750	—	4,716	—	—		4,716
Other investments (b)	1,037	—	393	$644	—		1,037
Loans, net of allowance (d)	52,405	—	—	51,019	—		51,019
Loans held for sale (b)	402	—	—	402	—		402
Mortgage servicing assets (e)	330	—	—	387	—		387
Derivative assets (b)	461	85	1,337	31	$(992	) (f)	461

LIABILITIES
Deposits with no stated maturity (a)	$60,170	—	$60,170	—	—		$60,170
Time deposits (e)	7,551	$545	7,127	—	—		7,672
Short-term borrowings (a)	1,945	4	1,941	—	—		1,945
Long-term debt (e)	6,666	6,247	784	—	—		7,031
Derivative liabilities (b)	456	78	1,010	$1	$(633	) (f)	456

Valuation Methods and Assumptions

(a)	Fair value equals or approximates carrying amount. The fair value of deposits with no stated maturity does not take into consideration the value ascribed to core deposit intangibles.
(b)	Information pertaining to our methodology for measuring the fair values of these assets and liabilities is included in the sections entitled “Qualitative Disclosures of Valuation Techniques” and “Assets Measured at Fair Value on a Nonrecurring Basis” in this note.
(c)	Fair values of held-to-maturity securities are determined by using models that are based on security-specific details, as well as relevant industry and economic factors. The most significant of these inputs are quoted market prices, interest rate spreads on relevant benchmark securities, and certain prepayment assumptions. We review the valuations derived from the models to ensure they are reasonable and consistent with the values placed on similar securities traded in the secondary markets.
(d)	The fair value of loans is based on the present value of the expected cash flows. The projected cash flows are based on the contractual terms of the loans, adjusted for prepayments and use of a discount rate based on the relative risk of the cash flows, taking into account the loan type, maturity of the loan, liquidity risk, servicing costs, and a required return on debt and capital. In addition, an incremental liquidity discount is applied to certain loans, using historical sales of loans during periods of similar economic conditions as a benchmark. The fair value of loans includes lease financing receivables at their aggregate carrying amount, which is equivalent to their fair value.
(e)	Fair values of mortgage servicing assets, time deposits, and long-term debt are based on discounted cash flows utilizing relevant market inputs.
(f)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Total derivative assets and liabilities include these netting adjustments.

We use valuation methods based on exit market prices in accordance with applicable accounting guidance. We determine fair value based on assumptions pertaining to the factors that a market participant would consider in valuing the asset. A substantial portion of our fair value adjustments are related to liquidity. During 2013 and the first half of 2014, the fair values of our loan portfolios have generally remained stable, primarily due to increasing liquidity in the loan markets. If we were to use different assumptions, the fair values shown in the preceding table could change. Also, because the applicable accounting guidance for financial instruments excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements, the fair value amounts shown in the table above do not, by themselves, represent the underlying value of our company as a whole.

Education lending business. The discontinued education lending business consists of assets and liabilities (recorded at fair value) in the securitization trusts, as well as loans in portfolio (recorded at fair value), and loans in portfolio (recorded at carrying value with appropriate valuation reserves) that are outside the trusts. All of these loans were excluded from the table above as follows:

•	Loans at carrying value, net of allowance, of $2.2 billion ($1.9 billion at fair value) at June 30, 2014, $2.4 billion ($2.0 billion at fair value) at December 31, 2013, and $2.5 billion ($2.1 billion at fair value) at June 30, 2013;

•	Portfolio loans at fair value of $209 million at June 30, 2014, $147 million at December 31, 2013, and $151 million at June 30, 2013; and

•	Loans in the trusts at fair value of $1.7 billion at June 30, 2014, $2.0 billion at December 31, 2013, and $2.3 billion at June 30, 2013.

Securities issued by the education lending securitization trusts, which are the primary liabilities of the trusts, totaling $1.7 billion in fair value at June 30, 2014, $1.8 billion in fair value at December 31, 2013, and $2.1 billion in fair value at June 30, 2013, are also excluded from the above table.

These loans and securities are classified as Level 3 because we rely on unobservable inputs when determining fair value since observable market data is not available.

Residential real estate mortgage loans. Residential real estate mortgage loans with carrying amounts of $2.2 billion at June 30, 2014, December 31, 2013, and June 30, 2013, are included in “Loans, net of allowance” in the previous table.

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

	June 30, 2014
in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
States and political subdivisions	$30	$1	—	$31
Collateralized mortgage obligations	9,912	135	$181	9,866
Other mortgage-backed securities	2,273	33	1	2,305
Other securities	18	4	—	22

Total securities available for sale	$12,233	$173	$182	$12,224

HELD-TO-MATURITY SECURITIES
Collateralized mortgage obligations	$5,213	$12	$91	$5,134
Other securities	20	—	—	20

Total held-to-maturity securities	$5,233	$12	$91	$5,154

	December 31, 2013
in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
States and political subdivisions	$39	$1	—	$40
Collateralized mortgage obligations	11,120	152	$272	11,000
Other mortgage-backed securities	1,270	27	11	1,286
Other securities	17	3	—	20

Total securities available for sale	$12,446	$183	$283	$12,346

HELD-TO-MATURITY SECURITIES
Collateralized mortgage obligations	$4,736	$6	$145	$4,597
Other securities	20	—	—	20

Total held-to-maturity securities	$4,756	$6	$145	$4,617

	June 30, 2013
in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
States and political subdivisions	$43	$1	—	$44
Collateralized mortgage obligations	12,503	213	$113	12,603
Other mortgage-backed securities	555	32	3	584
Other securities	19	3	—	22

Total securities available for sale	$13,120	$249	$116	$13,253

HELD-TO-MATURITY SECURITIES
Collateralized mortgage obligations	$4,732	$16	$50	$4,698
Other securities	18	—	—	18

Total held-to-maturity securities	$4,750	$16	$50	$4,716

The following table summarizes our securities that were in an unrealized loss position as of June 30, 2014, December 31, 2013, and June 30, 2013.

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses (a)	Fair Value	Gross Unrealized Losses
June 30, 2014
Securities available for sale:
Collateralized mortgage obligations	$268	$1	$4,653	$180	$4,921	$181
Other mortgage-backed securities	—	—	85	1	85	1
Other securities	1	—	2	—	3	—
Held-to-maturity:
Collateralized mortgage obligations	811	9	2351	82	3,162	91
Other securities	—	—	—	—	—	—

Total temporarily impaired securities	$1,080	$10	$7,091	$263	$8,171	$273

December 31, 2013
Securities available for sale:
Collateralized mortgage obligations	$5,122	$261	$157	$11	$5,279	$272
Other mortgage-backed securities	856	11	—	—	856	11
Other securities	2	—	—	—	2	—
Held-to-maturity:
Collateralized mortgage obligations	3,969	145	—	—	3,969	145
Other securities	2	—	—	—	2	—

Total temporarily impaired securities	$9,951	$417	$157	$11	$10,108	$428

June 30, 2013
Securities available for sale:
Collateralized mortgage obligations	$5,412	$113	—	—	$5,412	$113
Other mortgage-backed securities	152	3	—	—	152	3
Other securities	3	—	—	—	3	—
Held-to-maturity:
Collateralized mortgage obligations	2,998	50	—	—	2,998	50

Total temporarily impaired securities	$8,565	$166	—	—	$8,565	$166

(a)	There were less than $1 million of gross unrealized losses for the period ended June 30, 2013.

At June 30, 2014, we had $181 million of gross unrealized losses related to 56 fixed-rate CMOs that we invested in as part of our overall A/LM strategy. These securities had a weighted-average maturity of 5 years at June 30, 2014. Since these securities have a fixed interest rate, their fair value is sensitive to movements in market interest rates. We also had $1 million of gross unrealized losses related to 20 other mortgage-backed securities positions, which had a weighted-average maturity of 5.1 years at June 30, 2014. These unrealized losses are considered temporary since we expect to collect all contractually due amounts from these securities. Accordingly, these investments were reduced to their fair value through OCI, not earnings.

We regularly assess our securities portfolio for OTTI. The assessments are based on the nature of the securities, the underlying collateral, the financial condition of the issuer, the extent and duration of the loss, our intent related to the individual securities, and the likelihood that we will have to sell securities prior to expected recovery.

The debt securities identified to have OTTI are written down to their current fair value. For those debt securities that we intend to sell, or more-likely-than-not will be required to sell, prior to the expected recovery of the amortized cost, the entire impairment (i.e., the difference between amortized cost and the fair value) is recognized in earnings. For those debt securities that we do not intend to sell, or more-likely-than-not will not be required to sell, prior to expected recovery, the credit portion of OTTI is recognized in earnings, while the remaining OTTI is recognized in equity as a component of AOCI on the balance sheet. As shown in the following table, we did not have any impairment losses recognized in earnings for the three months ended June 30, 2014.

Three months ended June 30, 2014
in millions
Balance at March 31, 2014	$4
Impairment recognized in earnings	—

Balance at June 30, 2014	$4

Realized gains and losses related to securities available for sale were as follows:

Six months ended June 30, 2014
in millions
Realized gains	—
Realized losses	—

Net securities gains (losses)	—

At June 30, 2014, securities available for sale and held-to-maturity securities totaling $9.8 billion were pledged to secure securities sold under repurchase agreements, to secure public and trust deposits, to facilitate access to secured funding, and for other purposes required or permitted by law.

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

	Securities Available for Sale		Held-to-Maturity Securities
June 30, 2014 in millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$327	$333	$9	$9
Due after one through five years	11,471	11,454	5,137	5,058
Due after five through ten years	431	432	87	87
Due after ten years	4	5	—	—

Total	$12,233	$12,224	$5,233	$5,154

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

At June 30, 2014, after taking into account the effects of bilateral collateral and master netting agreements, we had $91 million of derivative assets and a positive $12 million of derivative liabilities that relate to contracts entered into for hedging purposes. Our hedging derivative liabilities are in an asset position largely because we have contracts with positive fair values as a result of master netting agreements. As of the same date, after taking into account the effects of bilateral collateral and master netting agreements and a reserve for potential future losses, we had derivative assets of $458 million and derivative liabilities of $463 million that were not designated as hedging instruments.

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

Derivatives Not Designated in Hedge Relationships

On occasion, we enter into interest rate swap contracts to manage economic risks but do not designate the instruments in hedge relationships. Excluding contracts addressing customer exposures, the amount of derivatives hedging risks on an economic basis at June 30, 2014, was not significant.

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

Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments

The following table summarizes the fair values of our derivative instruments on a gross and net basis as of June 30, 2014, December 31, 2013, and June 30, 2013. The change in the notional amounts of these derivatives by type from December 31, 2013, to June 30, 2014, indicates the volume of our derivative transaction activity during the first half of 2014. The notional amounts are not affected by bilateral collateral and master netting agreements. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Where master netting agreements are not in effect or are not enforceable under bankruptcy laws, we do not adjust those derivative assets and liabilities with counterparties. Securities collateral related to legally enforceable master netting agreements is not offset on the balance sheet. Our derivative instruments are included in “derivative assets” or “derivative liabilities” on the balance sheet, as indicated in the following table:

	June 30, 2014			December 31, 2013			June 30, 2013
		Fair Value			Fair Value			Fair Value
in millions	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate	$14,459	$307	$17	$14,487	$306	$37	$15,670	$377	$59
Foreign exchange	425	4	8	190	4	1	189	3	—

Total	14,884	311	25	14,677	310	38	15,859	380	59
Derivatives not designated as hedging instruments:
Interest rate	44,041	677	636	46,173	733	702	45,104	851	812
Foreign exchange	6,338	52	48	4,701	59	56	4,934	97	93
Commodity	1,854	182	177	1,616	112	106	1,896	119	114
Credit	653	4	8	910	5	12	1,118	6	11

Total	52,886	915	869	53,400	909	876	53,052	1,073	1,030
Netting adjustments (a)	—	(677)	(443)	—	(812)	(500)	—	(992)	(633)

Net derivatives in the balance sheet	67,770	549	451	68,077	407	414	68,911	461	456
Other collateral (b)	—	(65)	(380)	—	(72)	(287)	—	(87)	(316)

Net derivative amounts	$67,770	$484	$71	$68,077	$335	$127	$68,911	$374	$140

(a)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance.
(b)	Other collateral represents the amount that cannot be used to offset our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance. The other collateral consists of securities and is exchanged under bilateral collateral and master netting agreements that allow us to offset the net derivative position with the related collateral. The application of the other collateral cannot reduce the net derivative position below zero. Therefore, excess other collateral, if any, is not reflected above.

Fair value hedges. Instruments designated as fair value hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. The effective portion of a change in the fair value of an instrument designated as a fair value hedge is recorded in earnings at the same time as a change in fair value of the hedged item, resulting in no effect on net income. The ineffective portion of a change in the fair value of such a hedging instrument is recorded in “other income” on the income statement with no corresponding offset. During the six-month period ended June 30, 2014, we did not exclude any portion of these hedging instruments from the assessment of hedge effectiveness. While there is some immaterial ineffectiveness in our hedging relationships, all of our fair value hedges remained “highly effective” as of June 30, 2014.

The following table summarizes the pre-tax net gains (losses) on our fair value hedges for the six-month periods ended June 30, 2014, and June 30, 2013, and where they are recorded on the income statement.

	Six months ended June 30, 2014
in millions	Income Statement Location of Net Gains (Losses) on Derivative	Net Gains (Losses) on Derivative	Hedged Item	Income Statement Location of Net Gains (Losses) on Hedged Item	Net Gains (Losses) on Hedged Item
Interest rate	Other income	$13	Long-term debt	Other income	$(13	) (a)
Interest rate	Interest expense — Long-term debt	66

Total		$79			$(13)

	Six months ended June 30, 2013
in millions	Income Statement Location of Net Gains (Losses) on Derivative	Net Gains (Losses) on Derivative	Hedged Item	Income Statement Location of Net Gains (Losses) on Hedged Item	Net Gains (Losses) on Hedged Item
Interest rate	Other income	$(156)	Long-term debt	Other income	$155	(a)
Interest rate	Interest expense — Long-term debt	66

Total		$(90)			$155

(a)	Net gains (losses) on hedged items represent the change in fair value caused by fluctuations in interest rates.

Cash flow hedges. Instruments designated as cash flow hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. Initially, the effective portion of a gain or loss on a cash flow hedge is recorded as a component of AOCI on the balance sheet. This amount is subsequently reclassified into income when the hedged transaction affects earnings (e.g., when we pay variable-rate interest on debt, receive variable-rate interest on commercial loans, or sell commercial real estate loans). The ineffective portion of cash flow hedging transactions is included in “other income” on the income statement. During the six-month period ended June 30, 2014, we did not exclude any portion of these hedging instruments from the assessment of hedge effectiveness. While there is some immaterial ineffectiveness in our hedging relationships, all of our cash flow hedges remained “highly effective” as of June 30, 2014.

Considering the interest rates, yield curves, and notional amounts as of June 30, 2014, we would expect to reclassify an estimated $31 million of net losses on derivative instruments from AOCI to income during the next twelve months for our cash flow hedges. In addition, we expect to reclassify approximately $6 million of net gains related to terminated cash flow hedges from AOCI to income during the next twelve months. As of June 30, 2014, the maximum length of time over which we hedge forecasted transactions is 14 years.

Net investment hedges. We enter into foreign currency forward contracts to hedge our exposure to changes in the carrying value of our investments as a result of changes in the related foreign exchange rates. Instruments designated as net investment hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. Initially, the effective portion of a gain or loss on a net investment hedge is recorded as a component of AOCI on the balance sheet when the terms of the derivative match the notional and currency risk being hedged. The effective portion is subsequently reclassified into income when the hedged transaction affects earnings (e.g., when we dispose of or liquidate a foreign subsidiary). At June 30, 2014, AOCI reflected unrecognized after-tax gains totaling less than $1 million related to cumulative changes in the fair value of our net investment hedges, which offset the unrecognized after-tax foreign currency losses on net investment balances. The ineffective portion of net investment hedging transactions is included in “other income” on the income statement, but there was no net investment hedge ineffectiveness as of June 30, 2014. We did not exclude any portion of our hedging instruments from the assessment of hedge effectiveness during the three-month period ended June 30, 2014.

The following table summarizes the pre-tax net gains (losses) on our cash flow and net investment hedges for the six-month periods ended June 30, 2014, and June 30, 2013, and where they are recorded on the income statement. The table includes the effective portion of net gains (losses) recognized in OCI during the period, the effective portion of net gains (losses) reclassified from OCI into income during the current period, and the portion of net gains (losses) recognized directly in income, representing the amount of hedge ineffectiveness.

	Six months ended June 30, 2014
in millions	Net Gains (Losses) Recognized in OCI (Effective Portion)	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Income Statement Location of Net Gains (Losses) Recognized in Income (Ineffective Portion)	Net Gains (Losses) Recognized in Income (Ineffective Portion)
Cash Flow Hedges
Interest rate	$40	Interest income — Loans	$31	Other income	—
Interest rate	(4)	Interest expense — Long-term debt	(2)	Other income	—
Interest rate	—	Investment banking and debt placement fees	—	Other income	—

Net Investment Hedges
Foreign exchange contracts	(1)	Other Income	(1)	Other income	—

Total	$35		$28		—

	Six months ended June 30, 2013
in millions	Net Gains (Losses) Recognized in OCI (Effective Portion)	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Income Statement Location of Net Gains (Losses) Recognized in Income (Ineffective Portion)	Net Gains (Losses) Recognized in Income (Ineffective Portion)
Cash Flow Hedges
Interest rate	$(62)	Interest income — Loans	$35	Other income	—
Interest rate	15	Interest expense — Long-term debt	(4)	Other income	—
Interest rate	3	Investment banking and debt placement fees	—	Other income	—

Net Investment Hedges
Foreign exchange contracts	10	Other Income	(3)	Other income	—

Total	$(34)		$28		—

The after-tax change in AOCI resulting from cash flow and net investment hedges is as follows:

			Reclassification
in millions	December 31, 2013	2014 Hedging Activity	of Gains to Net Income	June 30, 2014
AOCI resulting from cash flow and net investment hedges	$(11)	$22	$(18)	$(7)

Nonhedging instruments. Our derivatives that are not designated as hedging instruments are recorded at fair value in “derivative assets” and “derivative liabilities” on the balance sheet. Adjustments to the fair values of these instruments, as well as any premium paid or received, are included in “corporate services income” and “other income” on the income statement.

The following table summarizes the pre-tax net gains (losses) on our derivatives that are not designated as hedging instruments for the six-month periods ended June 30, 2014, and June 30, 2013, and where they are recorded on the income statement.

	Six months ended June 30, 2014			Six months ended June 30, 2013
in millions	Corporate Services Income	Other Income	Total	Corporate Services Income	Other Income	Total
NET GAINS (LOSSES)
Interest rate	$9	—	$9	$8	—	$8
Foreign exchange	17	—	17	21	—	21
Commodity	2	—	2	3	—	3
Credit	—	$(8)	(8)	1	$(7)	(6)

Total net gains (losses)	$28	$(8)	$20	$33	$(7)	$26

Counterparty Credit Risk

Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected positive replacement value of the contracts. We use several means to mitigate and manage exposure to credit risk on derivative contracts. We generally enter into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with a single counterparty in the event of default. Additionally, we monitor counterparty credit risk exposure on each contract to determine appropriate limits on our total credit exposure across all product types. We review our collateral positions on a daily basis and exchange collateral with our counterparties in accordance with standard ISDA documentation, central clearing rules, and other related agreements. We generally hold collateral in the form of cash and highly rated securities issued by the U.S. Treasury, government-sponsored enterprises, or GNMA. The cash collateral netted against derivative assets on the balance sheet totaled $289 million at June 30, 2014, $308 million at December 31, 2013, and $368 million at June 30, 2013. The cash collateral netted against derivative liabilities totaled $55 million at June 30, 2014, $4 million at December 31, 2013, and $9 million at June 30, 2013. The relevant agreements that allow us to access the central clearing organizations to clear derivative transactions are not considered to be qualified master netting agreements. Therefore, we cannot net derivative contracts or offset those contracts with related cash collateral with these counterparties. At June 30, 2014, we posted $35 million of cash collateral with clearing organizations. This additional cash collateral is included in “accrued income and other assets” and “accrued expense and other liabilities” on the balance sheet.

The following table summarizes our largest exposure to an individual counterparty at the dates indicated.

in millions	June 30, 2014	December 31, 2013	June 30, 2013
Largest gross exposure (derivative asset) to an individual counterparty	$117	$121	$136
Collateral posted by this counterparty	47	42	48
Derivative liability with this counterparty	108	106	132
Collateral pledged to this counterparty	44	33	52
Net exposure after netting adjustments and collateral	6	6	8

The following table summarizes the fair value of our derivative assets by type at the dates indicated. These assets represent our gross exposure to potential loss after taking into account the effects of bilateral collateral and master netting agreements and other means used to mitigate risk.

in millions	June 30, 2014	December 31, 2013	June 30, 2013
Interest rate	$657	$633	$775
Foreign exchange	29	23	24
Commodity	152	58	28
Credit	—	1	2

Derivative assets before collateral	838	715	829
Less: Related collateral	289	308	368

Total derivative assets	$549	$407	$461

We enter into derivative transactions with two primary groups: broker-dealers and banks, and clients. Since these groups have different economic characteristics, we have different methods for managing counterparty credit exposure and credit risk.

We enter into transactions with broker-dealers and banks for various risk management purposes. These types of transactions generally are high dollar volume. We generally enter into bilateral collateral and master netting agreements with these counterparties. We began clearing certain types of derivative transactions with these counterparties in June 2013, whereby the central clearing organizations become our counterparties subsequent to novation of the original derivative contracts. In addition, we began entering into derivative contracts through swap execution facilities during the quarter ended March 31, 2014. The swap clearing and swap trade execution requirements were mandated by the Dodd-Frank Act for the purpose of reducing counterparty credit risk and increasing transparency in the derivative market. At June 30, 2014, we had gross exposure of $483 million to broker-dealers and banks. We had net exposure of $102 million after the application of master netting agreements and cash collateral, where such qualifying agreements exist. We had net exposure of $10 million after considering $92 million of additional collateral held in the form of securities.

We enter into transactions with clients to accommodate their business needs. These types of transactions generally are low dollar volume. We generally enter into master netting agreements with these counterparties. In addition, we mitigate our overall portfolio exposure and market risk by buying and selling U.S. Treasuries and Eurodollar futures, and entering into offsetting positions and other derivative contracts. Due to the smaller size and magnitude of the individual contracts with clients, we generally do not exchange collateral in connection with these derivative transactions. To address the risk of default associated with the uncollateralized contracts, we have established a default reserve (included in “derivative assets”) in the amount of $13 million at June 30, 2014, which we estimate to be the potential future losses on amounts due from client counterparties in the event of default. At December 31, 2013, the default reserve was $14 million. At June 30, 2014, we had gross exposure of $486 million to client counterparties for derivatives that have associated master netting agreements. We had net exposure of $447 million on our derivatives with clients after the application of master netting agreements, collateral, and the related reserve.

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

The following table summarizes the fair value of our credit derivatives purchased and sold by type as of June 30, 2014, December 31, 2013, and June 30, 2013. The fair value of credit derivatives presented below does not take into account the effects of bilateral collateral or master netting agreements.

	June 30, 2014			December 31, 2013			June 30, 2013
in millions	Purchased	Sold	Net	Purchased	Sold	Net	Purchased	Sold	Net
Single-name credit default swaps	$(3)	—	$(3)	$(7)	$1	$(6)	$(4)	$1	$(3)
Traded credit default swap indices	(1)	—	(1)	—	—	—	(1)	—	(1)
Other	—	—	—	—	(1)	(1)	—	(1)	(1)

Total credit derivatives	$(4)	—	$(4)	$(7)	—	$(7)	$(5)	—	$(5)

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

The following table provides information on the types of credit derivatives sold by us and held on the balance sheet at June 30, 2014, December 31, 2013, and June 30, 2013. The notional amount represents the maximum amount that the seller could be required to pay. The payment/performance risk assessment is based on the default probabilities for the underlying reference entities’ debt obligations using a Moody’s credit ratings matrix known as Moody’s “Idealized” Cumulative Default Rates. The payment/performance risk shown in the table represents a weighted-average of the default probabilities for all reference entities in the respective portfolios. These default probabilities are directly correlated to the probability that we will have to make a payment under the credit derivative contracts.

	June 30, 2014			December 31, 2013			June 30, 2013
dollars in millions	Notional Amount	Average Term (Years)	Payment / Performance Risk	Notional Amount	Average Term (Years)	Payment / Performance Risk	Notional Amount	Average Term (Years)	Payment / Performance Risk

Single-name credit default swaps	$45	.34	4.76%	$55	.77	22.28%	$77	1.05	8.84%
Other	9	3.06	5.82	13	5.03	8.82	14	5.52	10.31

Total credit derivatives sold	$54	—	—	$68	—	—	$91	—	—

Credit Risk Contingent Features

We have entered into certain derivative contracts that require us to post collateral to the counterparties when these contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to our long-term senior unsecured credit ratings with Moody’s and S&P. Collateral requirements also are based on minimum transfer amounts, which are specific to each Credit Support Annex (a component of the ISDA Master Agreement) that we have signed with the counterparties. In a limited number of instances, counterparties have the right to terminate their ISDA Master Agreements with us if our ratings fall below a certain level, usually investment-grade level (i.e., “Baa3” for Moody’s and “BBB-” for S&P). At June 30, 2014, KeyBank’s ratings were “A3” with Moody’s and “A-” with S&P, and KeyCorp’s ratings were “Baa1” with Moody’s and “BBB+” with S&P. As of June 30, 2014, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our ratings) held by KeyBank that were in a net liability position totaled $418 million, which includes $253 million in derivative assets and $671 million in derivative liabilities. We had $426 million in cash and securities collateral posted to cover those positions as of June 30, 2014. The aggregate fair value of all derivative contracts with credit risk contingent features held by KeyCorp as of June 30, 2014, that were in a net liability position totaled $4 million, which consists solely of derivative liabilities. We had $1 million in collateral posted to cover those positions as of June 30, 2014.

The following table summarizes the additional cash and securities collateral that KeyBank would have been required to deliver under the ISDA Master Agreements had the credit risk contingent features been triggered for the derivative contracts in a net liability position as of June 30, 2014, December 31, 2013, and June 30, 2013. The additional collateral amounts were calculated based on scenarios under which KeyBank’s ratings are downgraded one, two, or three ratings as of June 30, 2014, and take into account all collateral already posted. A similar calculation was performed for KeyCorp, and additional collateral of $3 million would have been required as of June 30, 2014, less than $1 million as of December 31, 2013, and $3 million as of June 30, 2013.

	June 30, 2014		December 31, 2013		June 30, 2013
in millions	Moody’s	S&P	Moody’s	S&P	Moody’s	S&P
KeyBank’s long-term senior unsecured credit ratings	A3	A-	A3	A-	A3	A-

One rating downgrade	$1	$1	$6	$6	$6	$6
Two rating downgrades	1	1	11	11	11	11
Three rating downgrades	1	1	11	11	12	12

KeyBank’s long-term senior unsecured credit rating is currently four ratings above noninvestment grade at Moody’s and S&P. If KeyBank’s ratings had been downgraded below investment grade as of June 30, 2014, payments of up to $4 million would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted. If KeyCorp’s ratings had been downgraded below investment grade as of June 30, 2014, payments of $3 million would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted.

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

	Six months ended June 30,
in millions	2014	2013
Balance at beginning of period	$332	$204
Servicing retained from loan sales	13	20
Purchases	28	132	(a)
Amortization	(50)	(26)

Balance at end of period	$323	$330

Fair value at end of period	$402	$387

(a)	Amount includes $117 million in mortgage servicing assets that were acquired from Bank of America’s Global Mortgages & Securitized Products business on June 24, 2013. See Note 11 (“Acquisitions and Discontinued Operations”) for further details regarding this acquisition.

The fair value of mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The range and weighted-average of the significant unobservable inputs used to fair value our mortgage servicing assets at June 30, 2014, and June 30, 2013, along with the valuation techniques, are shown in the following table:

June 30, 2014		Significant	Range
dollars in millions	Valuation Technique	Unobservable Input	(Weighted-Average)
Mortgage servicing assets	Discounted cash flow	Prepayment speed	2.00 - 11.60% (5.70%)
		Expected defaults	1.00 - 3.00% (2.00%)
		Residual cash flows discount rate	7.00 - 14.10% (7.80%)
		Escrow earn rate	0.50 - 2.90% (1.60%)
		Servicing cost	$150 - $5,000 ($990)
		Loan assumption rate	0.00 - 3.00% (1.59%)
		Percentage late	0.00 - 2.00% (0.33%)

June 30, 2013		Significant	Range
dollars in millions	Valuation Technique	Unobservable Input	(Weighted-Average)
Mortgage servicing assets	Discounted cash flow	Prepayment speed	0.00 - 25.00% (8.00%)
		Expected defaults	1.10 - 3.00% (2.30%)
		Residual cash flows discount rate	7.00 - 15.00% (8.90%)
		Escrow earn rate	0.25 - 2.75% (1.50%)
		Servicing cost	$150 - $23,018 ($5,425)
		Loan assumption rate	0.00 - 3.00% (2.38%)
		Percentage late	0.00 - 2.00% (0.21%)

If these economic assumptions change or prove incorrect, the fair value of mortgage servicing assets may also change. The volume of loans serviced, expected credit losses, and the value assigned to escrow deposits are critical to the valuation of servicing assets. At June 30, 2014, a 1.00% decrease in the value assigned to the escrow deposits would cause a $49 million decrease in the fair value of our mortgage servicing assets. An increase in the assumed default rate of commercial mortgage loans of 1.00% would cause a $6 million decrease in the fair value of our mortgage servicing assets.

Contractual fee income from servicing commercial mortgage loans totaled $26 million for the six-month period ended June 30, 2014, and $21 million for the six-month period ended June 30, 2013. We have elected to account for servicing assets using the amortization method. The amortization of servicing assets is determined in proportion to, and over the period of, the estimated net servicing income. The amortization of servicing assets for each period, as shown in the table at the beginning of this note, is recorded as a reduction to fee income. Both the contractual fee income and the amortization are recorded in “mortgage servicing fees” on the income statement.

Additional information pertaining to the accounting for mortgage and other servicing assets is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Servicing Assets” on page 123 of our 2013 Form 10-K and Note 11 (“Acquisitions and Discontinued Operations”) under the heading “Mortgage Servicing Rights” in this report.

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

	Consolidated VIEs		Unconsolidated VIEs
in millions	Total Assets	Total Liabilities	Total Assets	Total Liabilities	Maximum Exposure to Loss
June 30, 2014
LIHTC funds	$1	$2	$97	—	—
Education loan securitization trusts	1,730	1,677	N/A	N/A	N/A
LIHTC investments	N/A	N/A	780	—	$503

Our involvement with VIEs is described below.

Consolidated VIEs

LIHTC guaranteed funds. KAHC formed limited partnership funds that invested in LIHTC operating partnerships. Interests in these funds were offered in syndication to qualified investors who paid a fee to KAHC for a guaranteed return. We also earned syndication fees from the guaranteed funds and continue to earn asset management fees. The guaranteed funds’ assets, primarily investments in LIHTC operating partnerships, totaled $10 million at June 30, 2014. These investments are recorded in “accrued income and other assets” on the balance sheet and serve as collateral for the guaranteed funds’ limited obligations.

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

In accordance with the applicable accounting guidance for distinguishing liabilities from equity, third-party interests associated with our LIHTC guaranteed funds are considered mandatorily redeemable instruments and are recorded in “accrued expense and other liabilities” on the balance sheet. However, the FASB has indefinitely deferred the measurement and recognition provisions of this accounting guidance for mandatorily redeemable third-party interests associated with finite-lived subsidiaries, such as our LIHTC guaranteed funds. We adjust our financial statements each period for the third-party investors’ share of the guaranteed funds’ profits and losses. At June 30, 2014, we estimated the settlement value of these third-party interests to be between zero and $5 million, while the recorded value, including reserves, totaled $6 million. The partnership agreement for each of our guaranteed funds requires the fund to be dissolved by a certain date.

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

Unconsolidated VIEs

LIHTC nonguaranteed funds. Although we hold interests in certain nonguaranteed funds that we formed and funded, we have determined that we are not the primary beneficiary because we do not absorb the majority of the funds’ expected losses and do not have the power to direct activities that most significantly influence the economic performance of these entities. At June 30, 2014, assets of these unconsolidated nonguaranteed funds totaled $97 million. Our maximum exposure to loss in connection with these funds is minimal, and we do not have any liability recorded related to the funds. We have not formed nonguaranteed funds since October 2003.

LIHTC investments. Through Key Community Bank, we have made investments directly in LIHTC operating partnerships formed by third parties. As a limited partner in these operating partnerships, we are allocated tax credits and deductions associated with the underlying properties. We have determined that we are not the primary beneficiary of these investments because the general partners have the power to direct the activities that most significantly influence the economic performance of their respective partnerships and have the obligation to absorb expected losses and the right to receive benefits. At June 30, 2014, assets of these unconsolidated LIHTC operating partnerships totaled approximately $780 million. At June 30, 2014, our maximum exposure to loss in connection with these partnerships is the unamortized investment balance of $400 million plus $103 million of tax credits claimed but subject to recapture. We do not have any liability recorded related to these investments because we believe the likelihood of any loss is remote. We have not obtained any significant direct investments (either individually or in the aggregate) in LIHTC operating partnerships since September 2003.

We have additional investments in unconsolidated LIHTC operating partnerships that are held by the consolidated LIHTC guaranteed funds. Total assets of these operating partnerships were approximately $769 million at June 30, 2014. The tax credits and deductions associated with these properties are allocated to the funds’ investors based on their ownership percentages. We have determined that we are not the primary beneficiary of these partnerships because the general partners have the power to direct the activities that most significantly impact their economic performance, and the obligation to absorb expected losses and right to receive residual returns. Information regarding our exposure to loss in connection with these guaranteed funds is included in Note 15 under the heading “Return guarantee agreement with LIHTC investors.”

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
The effective tax rate, which is the provision for income taxes as a percentage of income from continuing operations before income taxes, was 23.1% for the second quarter of 2014 and 26.7% for the second quarter of 2013. The effective tax rates are below our combined federal and state statutory tax rate of 37.2% primarily due to income from investments in tax-advantaged assets such as corporate-owned life insurance and credits associated with investments in low-income housing projects. In addition, during the second quarter and the first six months of 2014, our effective tax rate was lower due to the early termination of certain leveraged leases that resulted in nontaxable gains pursuant to a prior settlement with the IRS.

Deferred Tax Asset

At June 30, 2014, from continuing operations, we had a federal deferred tax asset of $135 million and a state deferred tax asset of $6 million compared to a federal deferred tax asset of $201 million and a state deferred tax asset of $9 million at December 31, 2013, and a federal deferred tax asset of $197 million and a state deferred tax asset of less than $1 million at June 30, 2013, included in “accrued income and other assets” on the balance sheet. To determine the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded, we conduct a quarterly assessment of all available evidence. This evidence includes, but is not limited to, taxable income in prior periods, projected future taxable income, and projected future reversals of deferred tax items. These assessments involve a degree of subjectivity and may undergo change. Based on these criteria, we have a valuation allowance of $1 million at June 30, 2014, $1 million at December 31, 2013, and $2 million at June 30, 2013, associated with certain state net operating loss carryforwards and state credit carryforwards.

Unrecognized Tax Benefits

As permitted under the applicable accounting guidance for income taxes, it is our policy to recognize interest and penalties related to unrecognized tax benefits in income tax expense.

The FASB issued new accounting guidance, effective January 1, 2014, for us, that requires unrecognized tax benefits to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if certain criteria are met. As a result, at June 30, 2014, our federal tax credit carryforward included in our federal deferred tax asset was reduced by $1 million.

11. Acquisitions and Discontinued Operations

Acquisitions

Technology-focused Investment Bank and Capital Markets Firm. On July 17, 2014, we announced that we entered into a definitive agreement to acquire Pacific Crest Securities, a leading technology-focused investment bank and capital markets firm. This acquisition underscores our commitment to creating the leading corporate and investment bank serving middle market companies. The combined platforms bring together two firms with a shared vision of enhancing their differentiation in the market by capitalizing on the convergence of technology across traditional industry verticals. We expect this transaction to close during the third quarter of 2014, subject to regulatory approval, at which time Pacific Crest Securities will join KeyBanc Capital Markets, the corporate and investment banking business unit of Key.

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

The components of “income (loss) from discontinued operations, net of taxes” for the education lending business are as follows:

	Three months ended June 30,		Six months ended June 30,
in millions	2014	2013	2014	2013
Net interest income	$23	$26	$46	$54
Provision (credit) for loan and lease losses	6	(2)	10	4

Net interest income (expense) after provision for loan and lease losses	17	28	36	50
Noninterest income	(56)	(18)	(70)	(34)
Noninterest expense	6	7	12	14

Income (loss) before income taxes	(45)	3	(46)	2
Income taxes	(17)	2	(17)	1

Income (loss) from discontinued operations, net of taxes (a)	$(28)	$1	$(29)	$1

(a)	Includes after-tax charges of $8 million and $11 million for the three-month periods ended June 30, 2014, and June 30, 2013, respectively, and $17 million and $21 million for the six-month periods ended June 30, 2014, and June 30, 2013, respectively, determined by applying a matched funds transfer pricing methodology to the liabilities assumed necessary to support the discontinued operations.

The discontinued assets and liabilities of our education lending business included on the balance sheet are as follows:

in millions	June 30, 2014	December 31, 2013	June 30, 2013
Trust loans at fair value	$1,711	$1,960	$2,317
Portfolio loans at fair value	209	147	151
Loans, net of unearned income of ($2), ($6), and ($5)	2,242	2,390	2,524
Less: Allowance for loan and lease losses	32	39	41

Net loans	4,130	4,458	4,951
Trust accrued income and other assets at fair value	19	20	24
Accrued income and other assets	41	45	52

Total assets	$4,190	$4,523	$5,027

Trust accrued expense and other liabilities at fair value	$17	$20	$21
Trust securities at fair value	1,660	1,834	2,118

Total liabilities	$1,677	$1,854	$2,139

The discontinued education lending business consists of assets and liabilities in the securitization trusts (recorded at fair value), as well as loans in portfolio (recorded at fair value) and loans in portfolio (recorded at carrying value with appropriate valuation reserves) that are held outside the trusts.

At June 30, 2014, education loans include 1,603 TDRs with a recorded investment of approximately $18 million (pre-modification and post-modification). A specifically allocated allowance of $2 million was assigned to these loans as of June 30, 2014. There have been no significant payment defaults. There are no significant commitments outstanding to lend additional funds to these borrowers. Additional information regarding TDR classification and ALLL methodology is provided in Note 4 (“Asset Quality”).

In the past, as part of our education lending business model, we originated and securitized education loans. The process of securitization involved taking a pool of loans from our balance sheet and selling them to a bankruptcy-remote QSPE, or trust. This trust then issued securities to investors in the capital markets to raise funds to pay for the loans. The cash flows generated from the loans pays holders of the securities issued. As the transferor, we retain a portion of the risk in the form of a residual interest and also retain the right to service the securitized loans and receive servicing fees.

As of January 1, 2010, we consolidated our ten outstanding securitization trusts since we hold the residual interests and are the master servicer with the power to direct the activities that most significantly influence the economic performance of the trusts.

The trust assets can be used only to settle the obligations or securities the trusts issue; we cannot sell the assets or transfer the liabilities. The loans in the consolidated trusts consist of both private and government-guaranteed loans. The security holders or beneficial interest holders do not have recourse to Key. Our economic interest or risk of loss associated with these education loan securitization trusts was approximately $53 million as of June 30, 2014. During the second quarter of 2014 and the third quarter of 2013, additional market information became available. Based on this information and our related internal analysis, we adjusted certain assumptions related to valuing the loans in the securitization trusts. As a result, we recognized a net after-tax loss of $22 million during the second quarter of 2014 and a net after-tax loss of $48 million during the third quarter of 2013 related to the fair value of the loans and securities in the securitization trusts. These losses resulted in a reduction in the value of our economic interest in these trusts. We record all income and expense (including fair value adjustments) through the “income (loss) from discontinued operations, net of tax” line item in our income statement.

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

On June 27, 2014, we purchased the private loans from one of the education loan securitization trusts through the execution of a clean-up call option. The trust used the cash proceeds from the sale of these loans to retire the outstanding securities related to these private loans, and there are no future commitments or obligations to the holders of the securities. The trust no longer has any loans or securities and will remain in existence for one more year. The portfolio loans were valued using internal discounted cash flow method, which was affected by assumptions for defaults, expected credit losses, discount rates, and prepayments. The portfolio loans are considered to be Level 3 assets since we rely on unobservable inputs when determining fair value.

At June 30, 2014, there were $207 million of loans that were previously purchased from three of the outstanding securitizations trusts pursuant to the legal terms of these particular trusts. These loans are held as portfolio loans and continue to be accounted for at fair value. These portfolio loans were valued using an internal discounted cash flow model, which was affected by assumptions for defaults, loss severity, discount rates, and prepayments. These portfolio loans are considered to be Level 3 assets since we rely on unobservable inputs when determining fair value. Our valuation process for these loans as well as the trust loans and securities is discussed in more detail below. Portfolio loans accounted for at fair value had a value of $209 million at June 30, 2014, $147 million at December 31, 2013, and $151 million at June 30, 2013.

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

The following table shows the significant unobservable inputs used to measure the fair value of the education loan securitization trust loans and securities and the portfolio loans accounted for at fair value as of June 30, 2014, December 31, 2013, and June 30, 2013:

June 30, 2014	Fair Value of Level 3	Valuation	Significant	Range
dollars in millions	Assets and Liabilities	Technique	Unobservable Input	(Weighted-Average)
Trust loans and portfolio loans accounted for at fair value	$1,920	Discounted cash flow	Prepayment speed	4.00 - 13.50% (6.97%)
			Loss severity	2.00 - 82.00% (52.01%)
			Discount rate	2.10 - 10.50% (3.52%)
			Default rate	8.50 - 26.00% (20.59%)

Trust securities	1,660	Discounted cash flow	Discount rate	1.20 - 3.00% (2.16%)

December 31, 2013	Fair Value of Level 3	Valuation	Significant	Range
dollars in millions	Assets and Liabilities	Technique	Unobservable Input	(Weighted-Average)
Trust loans and portfolio loans accounted for at fair value	$2,107	Discounted cash flow	Prepayment speed	4.00 - 13.50% (6.47%)
			Loss severity	2.00 - 79.50% (54.21%)
			Discount rate	2.40 - 10.50% (3.50%)
			Default rate	8.01 - 23.71% (18.43%)

Trust securities	1,834	Discounted cash flow	Discount rate	1.60 - 3.50% (2.55%)

June 30, 2013	Fair Value of Level 3	Valuation	Significant	Range
dollars in millions	Assets and Liabilities	Technique	Unobservable Input	(Weighted-Average)
Trust loans and portfolio loans accounted for at fair value	$2,468	Discounted cash flow	Prepayment speed	4.00 - 13.50% (6.16%)
			Loss severity	2.00 - 80.00% (52.29%)
			Discount rate	1.90 - 4.20% (3.12%)
			Default rate	8.13 - 22.00% (13.84%)

Trust securities	2,118	Discounted cash flow	Discount rate	1.10 - 3.70% (2.43%)

The following table shows the principal and fair value amounts for our trust loans at fair value, portfolio loans at fair value, and portfolio loans at carrying value at June 30, 2014, December 31, 2013, and June 30, 2013. Our policies for determining past due loans, placing loans on nonaccrual, applying payments on nonaccrual loans, and resuming accrual of interest are disclosed in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Nonperforming Loans” beginning on page 117 of our 2013 Form 10-K.

	June 30, 2014		December 31, 2013		June 30, 2013
dollars in millions	Principal	Fair Value	Principal	Fair Value	Principal	Fair Value
Trust loans at fair value
Accruing loans past due 90 days or more	$23	$23	$25	$25	$29	$30
Loans placed on nonaccrual status	7	7	12	12	13	13

Portfolio loans at fair value
Accruing loans past due 90 days or more	$6	$6	$8	$8	$4	$4
Loans placed on nonaccrual status	1	1	—	—	—	—

Portfolio loans at carrying value
Accruing loans past due 90 days or more	$29	N/A	$35	N/A	$35	N/A
Loans placed on nonaccrual status	9	N/A	10	N/A	6	N/A

The following table shows the consolidated trusts’ assets and liabilities at fair value and the portfolio loans at fair value and their related contractual values as of June 30, 2014, December 31, 2013, and June 30, 2013.

	June 30, 2014		December 31, 2013		June 30, 2013
dollars in millions	Contractual Amount	Fair Value	Contractual Amount	Fair Value	Contractual Amount	Fair Value
ASSETS
Portfolio loans	$207	$209	$140	$147	$145	$151
Trust loans	1,740	1,711	1,964	1,960	2,269	2,317
Trust other assets	19	19	20	20	24	24

LIABILITIES
Trust securities	$1,752	$1,660	$1,958	$1,834	$2,288	$2,118
Trust other liabilities	17	17	20	20	21	21

The following tables present the assets and liabilities of the consolidated education loan securitization trusts measured at fair value as well as the portfolio loans that are measured at fair value on a recurring basis at June 30, 2014, December 31, 2013, and June 30, 2013.

June 30, 2014
in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Portfolio loans	—	—	$209	$209
Trust loans	—	—	1,711	1,711
Trust other assets	—	—	19	19

Total assets on a recurring basis at fair value	—	—	$1,939	$1,939

LIABILITIES MEASURED ON A RECURRING BASIS
Trust securities	—	—	$1,660	$1,660
Trust other liabilities	—	—	17	17

Total liabilities on a recurring basis at fair value	—	—	$1,677	$1,677

December 31, 2013
in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Portfolio loans	—	—	$147	$147
Trust loans	—	—	1,960	1,960
Trust other assets	—	—	20	20

Total assets on a recurring basis at fair value	—	—	$2,127	$2,127

LIABILITIES MEASURED ON A RECURRING BASIS
Trust securities	—	—	$1,834	$1,834
Trust other liabilities	—	—	20	20

Total liabilities on a recurring basis at fair value	—	—	$1,854	$1,854

June 30, 2013
in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Portfolio loans	—	—	$151	$151
Trust loans	—	—	2,317	2,317
Trust other assets	—	—	24	24

Total assets on a recurring basis at fair value	—	—	$2,492	$2,492

LIABILITIES MEASURED ON A RECURRING BASIS
Trust securities	—	—	$2,118	$2,118
Trust other liabilities	—	—	21	21

Total liabilities on a recurring basis at fair value	—	—	$2,139	$2,139

The following table shows the change in the fair values of the Level 3 consolidated education loan securitization trusts and portfolio loans for the three- and six-month periods ended June 30, 2014, and June 30, 2013.

in millions	Portfolio Student Loans	Trust Student Loans	Trust Other Assets	Trust Securities	Trust Other Liabilities
Balance at December 31, 2013	$147	$1,960	$20	$1,834	$20
Gains (losses) recognized in earnings (a)	(4)	(34)	—	33	—
Purchases	74	—	—	—	—
Sales	—	(74)	—	—	—
Settlements	(8)	(141)	(1)	(207)	(3)

Balance at June 30, 2014 (b)	$209	$1,711	$19	$1,660	$17

Balance at March 31, 2014	$143	$1,893	$19	$1,796	$20
Gains (losses) recognized in earnings (a)	(4)	(36)	—	17	—
Purchases	74	—	—	—	—
Sales	—	(74)	—	—	—
Settlements	(4)	(72)	—	(153)	(3)

Balance at June 30, 2014 (b)	$209	$1,711	$19	$1,660	$17

Balance at December 31, 2012	$157	$2,369	$26	$2,159	$22
Gains (losses) recognized in earnings (a)	—	111	—	144	—
Purchases	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(6)	(163)	(2)	(185)	(1)

Balance at June 30, 2013 (b)	$151	$2,317	$24	$2,118	$21

Balance at March 31, 2013	$154	$2,333	$25	$2,126	$25
Gains (losses) recognized in earnings (a)	—	68	—	85	—
Purchases	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(3)	(84)	(1)	(93)	(4)

Balance at June 30, 2013 (b)	$151	$2,317	$24	$2,118	$21

(a)	Gains (losses) were driven primarily by fair value adjustments.
(b)	There were no issuances, transfers into Level 3, or transfers out of Level 3 for the three- and six-month periods ended June 30, 2014, and June 30, 2013.

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

The results of this discontinued business are included in “income (loss) from discontinued operations, net of taxes” on the income statement. The components of “income (loss) from discontinued operations, net of taxes” for Victory, which includes the additional gain recorded as of March 31, 2014, on the sale of this business, are as follows:

	Three months ended June 30,		Six months ended June 30,
in millions	2014	2013	2014	2013
Net interest income	$1	—	$2	—
Noninterest income	—	$28	10	$57
Noninterest expense	—	22	—	43

Income (loss) before income taxes	1	6	12	14
Income taxes	1	2	5	5

Income (loss) from discontinued operations, net of taxes	—	$4	$7	$9

The discontinued assets and liabilities of Victory included on the balance sheet are as follows:

in millions	June 30, 2014	December 31, 2013	June 30, 2013
Cash and due from banks	—	—	$1
Seller note	$28	$29	—
Accrued income and other assets	—	—	35

Total assets	$28	$29	$36

Accrued expense and other liabilities	—	—	$30

Total liabilities	—	—	$30

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

The results of this discontinued business are included in “income (loss) from discontinued operations, net of taxes” on the income statement. The components of “income (loss) from discontinued operations, net of taxes” for Austin are as follows:

	Three months ended June 30,		Six months ended June 30,
in millions	2014	2013	2014	2013
Noninterest expense	—	—	$4	—

Income (loss) before income taxes	—	—	(4)	—
Income taxes	—	—	(2)	$2

Income (loss) from discontinued operations, net of taxes	—	—	$(2)	$(2)

The discontinued assets and liabilities of Austin included on the balance sheet are as follows:

in millions	June 30, 2014	December 31, 2013	June 30, 2013
Cash and due from banks	$19	$20	$21

Total assets	$19	$20	$21

Accrued expense and other liabilities	$3	—	—

Total liabilities	$3	—	—

Combined discontinued operations. The combined results of the discontinued operations are as follows:

	Three months ended June 30,		Six months ended June 30,
in millions	2014	2013	2014	2013
Net interest income	$24	$26	$48	$54
Provision (credit) for loan and lease losses	6	(2)	10	4

Net interest income (expense) after provision for loan and lease losses	18	28	38	50
Noninterest income	(56)	10	(60)	23
Noninterest expense	6	29	16	57

Income (loss) before income taxes	(44)	9	(38)	16
Income taxes	(16)	4	(14)	8

Income (loss) from discontinued operations, net of taxes (a)	$(28)	$5	$(24)	$8

(a)	Includes after-tax charges of $8 million and $11 million for the three-month periods ended June 30, 2014, and June 30, 2013, respectively, and $17 million and $21 million for the six-month periods ended June 30, 2014, and June 30, 2013, respectively, determined by applying a matched funds transfer pricing methodology to the liabilities assumed necessary to support the discontinued operations.

The combined assets and liabilities of the discontinued operations are as follows:

in millions	June 30, 2014	December 31, 2013	June 30, 2013
Cash and due from banks	$19	$20	$22
Seller note	28	29	—
Trust loans at fair value	1,711	1,960	2,317
Portfolio loans at fair value	209	147	151
Loans, net of unearned income of ($2), ($6), and ($5)	2,242	2,390	2,524
Less: Allowance for loan and lease losses	32	39	41

Net loans	4,130	4,458	4,951
Trust accrued income and other assets at fair value	19	20	24
Accrued income and other assets	41	45	87

Total assets	$4,237	$4,572	$5,084

Trust accrued expense and other liabilities at fair value	$17	$20	$21
Accrued expense and other liabilities	3	—	30
Trust securities at fair value	1,660	1,834	2,118

Total liabilities	$1,680	$1,854	$2,169

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

The following table summarizes our securities financing agreements as of June 30, 2014, December 31, 2013, and June 30, 2013:

	June 30, 2014
in millions	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts
Offsetting of financial assets:
Reverse repurchase agreements	$540	$(216)	$(315)	$9
Securities borrowed	24	—	(23)	1

Total	$564	$(216)	$(338)	$10

Offsetting of financial liabilities:
Repurchase agreements	$495	$(216)	$(279)	—

Total	$495	$(216)	$(279)	—

	December 31, 2013
in millions	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts
Offsetting of financial assets:
Reverse repurchase agreements	$347	$(278)	$(66)	$3
Securities borrowed	12	—	(12)	—

Total	$359	$(278)	$(78)	$3

Offsetting of financial liabilities:
Repurchase agreements	$517	$(278)	$(239)	—

Total	$517	$(278)	$(239)	—

	June 30, 2013
in millions	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts
Offsetting of financial assets:
Reverse repurchase agreements	$334	$(93)	$(235)	$6
Securities borrowed	1	—	(1)	—

Total	$335	$(93)	$(236)	$6

Offsetting of financial liabilities:
Repurchase agreements	$350	$(93)	$(257)	—

Total	$350	$(93)	$(257)	—

(a)	Netting adjustments take into account the impact of master netting agreements that allow us to settle with a single counterparty on a net basis.
(b)	These adjustments take into account the impact of bilateral collateral agreements that allow us to offset the net positions with the related collateral. The application of collateral cannot reduce the net position below zero. Therefore, excess collateral, if any, is not reflected above.

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

The components of net pension cost (benefit) for all funded and unfunded plans are as follows:

	Three months ended June 30,		Six months ended June 30,
in millions	2014	2013	2014	2013
Interest cost on PBO	$12	$10	$24	$20
Expected return on plan assets	(17)	(17)	(34)	(34)
Amortization of losses	4	5	8	10

Net pension cost (benefit)	$(1)	$(2)	$(2)	$(4)

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

The components of net postretirement benefit cost for all funded and unfunded plans are as follows:

	Three months ended June 30,		Six months ended June 30,
in millions	2014	2013	2014	2013
Interest cost on APBO	$1	$1	$2	$2
Expected return on plan assets	(1)	(1)	(2)	(2)

Net postretirement benefit cost	—	—	—	—

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

As of June 30, 2014, the trust preferred securities issued by the KeyCorp capital trusts represent $339 million, or 3.4%, of our total qualifying Tier 1 capital, net of goodwill.

The trust preferred securities, common stock, and related debentures are summarized as follows:

dollars in millions	Trust Preferred Securities, Net of Discount (a)	Common Stock	Principal Amount of Debentures, Net of Discount (b)	Interest Rate of Trust Preferred Securities and Debentures (c)	Maturity of Trust Preferred Securities and Debentures
June 30, 2014
KeyCorp Capital I	$156	$6	$162	.973%	2028
KeyCorp Capital II	105	4	109	6.875	2029
KeyCorp Capital III	136	4	140	7.750	2029

Total	$397	$14	$411	4.856%	—

December 31, 2013	$384	$14	$398	4.777%	—

June 30, 2013	$394	$14	$408	4.858%	—

(a)	The trust preferred securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of trust preferred securities carries an interest rate identical to that of the related debenture. Certain trust preferred securities include basis adjustments related to fair value hedges totaling $57 million at June 30, 2014, $44 million at December 31, 2013, and $54 million at June 30, 2013. See Note 7 (“Derivatives and Hedging Activities”) for an explanation of fair value hedges.
(b)	We have the right to redeem these debentures. If the debentures purchased by KeyCorp Capital I are redeemed before they mature, the redemption price will be the principal amount, plus any accrued but unpaid interest. If the debentures purchased by KeyCorp Capital II or KeyCorp Capital III are redeemed before they mature, the redemption price will be the greater of: (a) the principal amount, plus any accrued but unpaid interest, or (b) the sum of the present values of principal and interest payments discounted at the Treasury Rate (as defined in the applicable indenture), plus 20 basis points for KeyCorp Capital II or 25 basis points for KeyCorp Capital III or 50 basis points in the case of redemption upon either a tax or a capital treatment event for either KeyCorp Capital II or KeyCorp Capital III, plus any accrued but unpaid interest. The principal amount of certain debentures includes basis adjustments related to fair value hedges totaling $57 million at June 30, 2014, $44 million at December 31, 2013, and $54 million at June 30, 2013. See Note 7 for an explanation of fair value hedges. The principal amount of debentures, net of discounts, is included in “long-term debt” on the balance sheet.
(c)	The interest rates for the trust preferred securities issued by KeyCorp Capital II and KeyCorp Capital III are fixed. KeyCorp Capital I has a floating interest rate, equal to three-month LIBOR plus 74 basis points, that reprices quarterly. The total interest rates are weighted-average rates.

15. Contingent Liabilities and Guarantees

Legal Proceedings

The following discussion provides information on material developments in our legal proceedings during the second quarter of 2014. Additional information on our legal proceedings is available on pages 203-204 of our 2013 Form 10-K, Note 20 (“Commitments, Contingent Liabilities and Guarantees”) under the heading “Legal Proceedings,” and in our Form 10-Q for the quarter ended March 31, 2014, Note 15 (“Contingent Liabilities and Guarantees”) under the heading “Legal Proceedings” on page 76.

Austin Madoff-Related Claims. As previously reported, Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers, determined that its funds had suffered investment losses of up to approximately $186 million resulting from the crimes perpetrated by Bernard L. Madoff and entities that he controlled. The investment losses borne by Austin’s funds stemmed from investments in a certain Madoff-advised hedge fund. Several lawsuits pending against Austin, KeyCorp, Victory, and certain employees and former employees were consolidated into one action styled In re Austin Capital Management, Ltd., Securities & Employee Retirement Income Security Act (ERISA) Litigation, in the United States District Court for the Southern District of New York. In April 2014, the parties reached an agreement to settle the outstanding claims remaining under the litigation, subject to approval by the court following notice to the class members. The court has scheduled a hearing to approve the settlement agreement on September 12, 2014. We believe that the settlement, when approved, will be covered under our insurance policies and will not have a material impact on our financial condition.

Checking Account Overdraft Litigation. As previously reported, KeyBank was named a defendant in a putative class action seeking to represent a national class of KeyBank customers allegedly harmed by KeyBank’s overdraft practices. The case was transferred and consolidated for purposes of pretrial discovery and motion proceedings to a multidistrict proceeding styled In Re: Checking Account Overdraft Litigation pending in the United States District Court for the Southern District of Florida (the “District Court”). KeyBank filed a notice of appeal in regard to the denial by the District Court of a motion to compel arbitration. On August 21, 2012, the United States Court of Appeals for the Eleventh Circuit (the “Eleventh Circuit”) vacated the District Court’s order denying KeyBank’s motion to compel arbitration and remanded the case for further consideration. On June 21, 2013, KeyBank filed with the District Court its renewed motion to compel arbitration and stay or dismiss litigation. On August 27, 2013, the District Court granted KeyBank’s renewed motion to compel arbitration and dismissed the case. The plaintiff appealed. On June 18, 2014, the Eleventh Circuit vacated the District Court’s order granting KeyBank’s renewed motion to compel arbitration and remanded the case to the District Court to address the issue of the enforceability of KeyBank’s arbitration provision.

Other litigation. From time to time, in the ordinary course of business, we and our subsidiaries are subject to various other litigation, investigations, and administrative proceedings. Private, civil litigations may range from individual actions involving a single plaintiff to putative class action lawsuits with potentially thousands of class members. Investigations may involve both formal and informal proceedings, by both government agencies and self-regulatory bodies. These other matters may involve claims for substantial monetary relief. At times, these matters may present novel claims or legal theories. Due to the complex nature of these various other matters, it may be years before some matters are resolved. While it is impossible to ascertain the ultimate resolution or range of financial liability, based on information presently known to us, we do not believe there is any other matter to which we are a party, or involving any of our properties that, individually or in the aggregate, would reasonably be expected to have a material adverse effect on our financial condition. We note, however, that in light of the inherent uncertainty in legal proceedings there can be no assurance that the ultimate resolution will not exceed established reserves. As a result, the outcome of a particular matter, or a combination of matters, may be material to our results of operations for a particular period, depending upon the size of the loss or our income for that particular period.

Guarantees

We are a guarantor in various agreements with third parties. The following table shows the types of guarantees that we had outstanding at June 30, 2014. Information pertaining to the basis for determining the liabilities recorded in connection with these guarantees is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Guarantees” beginning on page 125 of our 2013 Form 10-K.

June 30, 2014 in millions	Maximum Potential Undiscounted Future Payments	Liability Recorded
Financial guarantees:
Standby letters of credit	$10,969	$72
Recourse agreement with FNMA	1,365	4
Return guarantee agreement with LIHTC investors	5	5
Written put options (a)	2,198	16

Total	$14,537	$97

(a)	The maximum potential undiscounted future payments represent notional amounts of derivatives qualifying as guarantees.

We determine the payment/performance risk associated with each type of guarantee described below based on the probability that we could be required to make the maximum potential undiscounted future payments shown in the preceding table. We use a scale of low (0-30% probability of payment), moderate (31-70% probability of payment), or high (71-100% probability of payment) to assess the payment/performance risk, and have determined that the payment/performance risk associated with each type of guarantee outstanding at June 30, 2014, is low.

Standby letters of credit. KeyBank issues standby letters of credit to address clients’ financing needs. These instruments obligate us to pay a specified third party when a client fails to repay an outstanding loan or debt instrument or fails to perform some contractual nonfinancial obligation. Any amounts drawn under standby letters of credit are treated as loans to the client; they bear interest (generally at variable rates) and pose the same credit risk to us as a loan. At June 30, 2014, our standby letters of credit had a remaining weighted-average life of 3.1 years, with remaining actual lives ranging from less than one year to as many as 30 years.

Recourse agreement with FNMA. We participate as a lender in the FNMA Delegated Underwriting and Servicing program. FNMA delegates responsibility for originating, underwriting, and servicing mortgages, and we assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan that we sell to FNMA. We maintain a reserve for such potential losses in an amount that we believe approximates the fair value of our liability. At June 30, 2014, the outstanding commercial mortgage loans in this program had a weighted-average remaining term of 7.2 years, and the unpaid principal balance outstanding of loans sold by us as a participant was $4.2 billion. As shown in the preceding table, the maximum potential amount of undiscounted future payments that we could be required to make under this program is equal to approximately one-third of the principal balance of loans outstanding at June 30, 2014. If we are required to make a payment, we would have an interest in the collateral underlying the related commercial mortgage loan; any loss we incur could be offset by the amount of any recovery from the collateral.

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

As shown in the previous table, KAHC maintained a reserve in the amount of $5 million at June 30, 2014, which is sufficient to cover estimated future obligations under the guarantees. The maximum exposure to loss reflected in the table represents undiscounted future payments due to investors for the return on and of their investments.

These guarantees have expiration dates that extend through 2018, but KAHC has not formed any new partnerships under this program since October 2003. Additional information regarding these partnerships is included in Note 9 (“Variable Interest Entities”).

Written put options. In the ordinary course of business, we “write” put options for clients that wish to mitigate their exposure to changes in interest rates and commodity prices. At June 30, 2014, our written put options had an average life of 2 years. These instruments are considered to be guarantees, as we are required to make payments to the counterparty (the client) based on changes in an underlying variable that is related to an asset, a liability, or an equity security that the client holds. We are obligated to pay the client if the applicable benchmark interest rate or commodity price is above or below a specified level (known as the “strike rate”). These written put options are accounted for as derivatives at fair value, as further discussed in Note 7 (“Derivatives and Hedging Activities”). We mitigate our potential future payment obligations by entering into offsetting positions with third parties.

Written put options where the counterparty is a broker-dealer or bank are accounted for as derivatives at fair value but are not considered guarantees since these counterparties typically do not hold the underlying instruments. In addition, we are a purchaser and seller of credit derivatives, which are further discussed in Note 7.

Default guarantees. Some lines of business participate in guarantees that obligate us to perform if the debtor (typically a client) fails to satisfy all of its payment obligations to third parties. We generally undertake these guarantees for one of two possible reasons: (i) either the risk profile of the debtor should provide an investment return, or (ii) we are supporting our underlying investment in the debtor. We do not hold collateral for the default guarantees. If we were required to make a payment under a guarantee, we would receive a pro rata share should the third party collect some or all of the amounts due from the debtor. At June 30, 2014, we did not have any default guarantees.

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

16. Accumulated Other Comprehensive Income

Our changes in AOCI for the three and six months ended June 30, 2014, and June 30, 2013, are as follows:

in millions	Unrealized gains (losses) on available for sale securities	Unrealized gains (losses) on derivative financial instruments	Foreign currency translation adjustment	Net pension and postretirement benefit costs	Total
Balance at December 31, 2013	$(63)	$(11)	$42	$(320)	$(352)

Other comprehensive income before reclassification, net of income taxes	57	22	—	—	79

Amounts reclassified from accumulated other comprehensive income, net of income taxes (a)	—	(18)	(3)	5	(16)

Net current-period other comprehensive income, net of income taxes	57	4	(3)	5	63

Balance at June 30, 2014	$(6)	$(7)	$39	$(315)	$(289)

Balance at March 31, 2014	$(34)	$(12)	$40	$(318)	$(324)

Other comprehensive income before reclassification, net of income taxes	28	15	—	—	43

Amounts reclassified from accumulated other comprehensive income, net of income taxes (a)	—	(10)	(1)	3	(8)

Net current-period other comprehensive income, net of income taxes	28	5	(1)	3	35

Balance at June 30, 2014	$(6)	$(7)	$39	$(315)	$(289)

Balance at December 31, 2012	$229	$18	$55	$(426)	$(124)

Other comprehensive income before reclassification, net of income taxes	(147)	(22)	(10)	—	(179)

Amounts reclassified from accumulated other comprehensive income, net of income taxes (a)	—	(17)	(4)	6	(15)

Net current-period other comprehensive income, net of income taxes	(147)	(39)	(14)	6	(194)

Balance at June 30, 2013	$82	$(21)	$41	$(420)	$(318)

Balance at March 31, 2013	$207	$10	$44	$(423)	$(162)

Other comprehensive income before reclassification, net of income taxes	(125)	(24)	(3)	—	(152)

Amounts reclassified from accumulated other comprehensive income, net of income taxes (a)	—	(7)	—	3	(4)

Net current-period other comprehensive income, net of income taxes	(125)	(31)	(3)	3	(156)

Balance at June 30, 2013	$82	$(21)	$41	$(420)	$(318)

(a)	See table below for details about these reclassifications.

Our reclassifications out of AOCI for the three and six months ended June 30, 2014, and June 30, 2013, are as follows:

Six months ended June 30, 2014 in millions	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains (losses) on derivative financial instruments
Interest rate	$31	Interest income — Loans
Interest rate	(2)	Interest expense — Long term debt
Foreign exchange contracts	(1)	Other income

	28	Income (loss) from continuing operations before income taxes
	10	Income taxes

	$18	Income (loss) from continuing operations

Foreign currency translation adjustment
	$3	Corporate services income

	3	Income (loss) from continuing operations before income taxes
	—	Income taxes

	$3	Income (loss) from continuing operations

Net pension and postretirement benefit costs
Amortization of losses	$(8)	Personnel expense

	(8)	Income (loss) from continuing operations before income taxes
	(3)	Income taxes

	$(5)	Income (loss) from continuing operations

Three months ended June 30, 2014 in millions	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains (losses) on derivative financial instruments
Interest rate	$16	Interest income — Loans
Interest rate	(1)	Interest expense — Long term debt
Foreign exchange contracts	(1)	Other income

	14	Income (loss) from continuing operations before income taxes
	4	Income taxes

	$10	Income (loss) from continuing operations

Foreign currency translation adjustment
	—	Corporate services income

	—	Income (loss) from continuing operations before income taxes
	$(1)	Income taxes

	$1	Income (loss) from continuing operations

Net pension and postretirement benefit costs
Amortization of losses	$(4)	Personnel expense

	(4)	Income (loss) from continuing operations before income taxes
	(1)	Income taxes

	$(3)	Income (loss) from continuing operations

Six months ended June 30, 2013 in millions	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains (losses) on derivative financial instruments
Interest rate	$35	Interest income — Loans
Interest rate	(4)	Interest expense — Long term debt
Foreign exchange contracts	(3)	Other income

	28	Income (loss) from continuing operations before income taxes
	11	Income taxes

	$17	Income (loss) from continuing operations

Foreign currency translation adjustment
	$7	Corporate services income

	7	Income (loss) from continuing operations before income taxes
	3	Income taxes

	$4	Income (loss) from continuing operations

Net pension and postretirement benefit costs
Amortization of losses	$(10)	Personnel expense

	(10)	Income (loss) from continuing operations before income taxes
	(4)	Income taxes

	$(6)	Income (loss) from continuing operations

Three months ended June 30, 2013 in millions	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains (losses) on derivative financial instruments
Interest rate	$13	Interest income — Loans
Interest rate	(1)	Interest expense — Long term debt
Foreign exchange contracts	—	Other income

	12	Income (loss) from continuing operations before income taxes
	5	Income taxes

	$7	Income (loss) from continuing operations

Net pension and postretirement benefit costs
Amortization of losses	$(5)	Personnel expense

	(5)	Income (loss) from continuing operations before income taxes
	(2)	Income taxes

	$(3)	Income (loss) from continuing operations

17. Shareholders’ Equity

Comprehensive Capital Plan

As previously reported and as authorized by our Board of Directors and pursuant to our 2014 capital plan submitted to and not objected to by the Federal Reserve, we have authority to repurchase up to $542 million of our common shares, which include repurchases to offset issuances of common shares under our employee compensation plans. Common share repurchases under our 2014 capital plan are expected to be executed through the first quarter of 2015. During the second quarter of 2014, we completed $108 million of common share repurchases under our 2014 capital plan authorization.

Our 2014 capital plan also proposed an increase in our quarterly common share dividend from $.055 to $.065 per share. This dividend increase was approved in May 2014 by our Board, who subsequently declared a quarterly dividend of $.065 per common share for the second quarter of 2014.

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

On April 8, 2014, we announced a new leadership structure for Key Community Bank: Community Bank Co-President, Commercial & Private Banking and Community Bank Co-President, Consumer & Small Business. In this structure, the Community Bank Co-Presidents work as a team to lead the Community Bank, which continues to operate as one business segment.

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

The table on the following pages shows selected financial data for our two major business segments for the three- and six-month periods ended June 30, 2014, and June 30, 2013.

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

Three months ended June 30,	Key Community Bank		Key Corporate Bank
dollars in millions	2014	2013	2014	2013
SUMMARY OF OPERATIONS
Net interest income (TE)	$362	$383	$207	$196
Noninterest income	188	200	187	182

Total revenue (TE) (a)	550	583	394	378
Provision (credit) for loan and lease losses	23	41	—	(7)
Depreciation and amortization expense	16	19	7	7
Other noninterest expense	424	440	201	187

Income (loss) from continuing operations before income taxes (TE)	87	83	186	191
Allocated income taxes and TE adjustments	32	31	66	70

Income (loss) from continuing operations	55	52	120	121
Income (loss) from discontinued operations, net of taxes	—	—	—	—

Net income (loss)	55	52	120	121
Less: Net income (loss) attributable to noncontrolling interests	—	—	2	—

Net income (loss) attributable to Key	$55	$52	$118	$121

AVERAGE BALANCES (b)
Loans and leases	$30,025	$29,161	$22,361	$19,536
Total assets (a)	32,145	31,571	26,194	23,251
Deposits	50,146	49,473	16,127	15,606
OTHER FINANCIAL DATA
Net loan charge-offs (b)	$33	$42	$(2)	$(4)
Return on average allocated equity (b)	8.19%	7.10%	32.62%	30.58%
Return on average allocated equity	8.19	7.10	32.62	30.58
Average full-time equivalent employees (c)	7,529	8,316	1,943	1,886

Six months ended June 30,	Key Community Bank		Key Corporate Bank
dollars in millions	2014	2013	2014	2013
SUMMARY OF OPERATIONS
Net interest income (TE)	$725	$770	$401	$391
Noninterest income	366	387	384	370

Total revenue (TE) (a)	1,091	1,157	785	761
Provision (credit) for loan and lease losses	32	99	(1)	(4)
Depreciation and amortization expense	34	39	14	14
Other noninterest expense	839	863	395	383

Income (loss) from continuing operations before income taxes (TE)	186	156	377	368
Allocated income taxes and TE adjustments	69	58	136	134

Income (loss) from continuing operations	117	98	241	234
Income (loss) from discontinued operations, net of taxes	—	—	—	—

Net income (loss)	117	98	241	234
Less: Net income (loss) attributable to noncontrolling interests	—	—	2	—

Net income (loss) attributable to Key	$117	$98	$239	$234

AVERAGE BALANCES (b)
Loans and leases	$29,909	$29,069	$21,906	$19,501
Total assets (a)	32,045	31,523	25,781	23,216
Deposits	49,986	49,411	15,964	14,790
OTHER FINANCIAL DATA
Net loan charge-offs (b)	$61	$89	$(16)	$(5)
Return on average allocated equity (b)	8.62%	6.74%	32.94%	29.83%
Return on average allocated equity	8.62	6.74	32.94	29.83
Average full-time equivalent employees (c)	7,592	8,511	1,935	1,874

(a)	Substantially all revenue generated by our major business segments is derived from clients that reside in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software, and goodwill held by our major business segments, are located in the United States.
(b)	From continuing operations.
(c)	The number of average full-time equivalent employees was not adjusted for discontinued operations.

Other Segments		Total Segments		Reconciling Items		Key
2014	2013	2014	2013	2014	2013	2014	2013

$9	$7	$578	$586	$1	—	$579	$586
82	49	457	431	(2)	$(2)	455	429

91	56	1,035	1,017	(1)	(2)	1,034	1,015
(13)	(7)	10	27	—	1	10	28
3	4	26	30	38	35	64	65
18	22	643	649	(18)	(3)	625	646

83	37	356	311	(21)	(35)	335	276
7	(12)	105	89	(23)	(12)	82	77

76	49	251	222	2	(23)	253	199
—	—	—	—	(28)	5	(28)	5

76	49	251	222	(26)	(18)	225	204
4	—	6	—	—	—	6	—

$72	$49	$245	$222	$(26)	$(18)	$219	$204

$3,148	$3,946	$55,534	$52,643	$77	$53	$55,611	$52,696
27,696	28,650	86,035	83,472	706	576	86,741	84,048
952	759	67,225	65,838	(102)	(397)	67,123	65,441

—	$7	$31	$45	$(1)	—	$30	$45
49.28%	27.88%	20.77%	17.02%	.14%	(1.81)%	9.47%	7.74%
49.28	27.88	20.77	17.02	(1.82)	(1.42)	8.40	7.93
99	123	9,571	10,325	4,296	4,674	13,867	14,999

Other Segments		Total Segments		Reconciling Items		Key
2014	2013	2014	2013	2014	2013	2014	2013

$20	$14	$1,146	$1,175	$2	—	$1,148	$1,175
141	96	891	853	(1)	$1	890	854

161	110	2,037	2,028	1	1	2,038	2,029
(15)	(13)	16	82	—	1	16	83
6	8	54	61	76	71	130	132
38	44	1,272	1,290	(51)	(30)	1,221	1,260

132	71	695	595	(24)	(41)	671	554
1	(23)	206	169	(26)	(16)	180	153

131	94	489	426	2	(25)	491	401
—	—	—	—	(24)	8	(24)	8

131	94	489	426	(22)	(17)	467	409
4	1	6	1	—	—	6	1

$127	$93	$483	$425	$(22)	$(17)	$461	$408

$3,305	$4,042	$55,120	$52,612	$61	$49	$55,181	$52,661
27,693	28,067	85,519	82,806	683	579	86,202	83,385
903	693	66,853	64,894	(142)	(351)	66,711	64,543

$6	$10	$51	$94	$(1)	—	$50	$94
42.76%	26.08%	20.30%	16.37%	.07%	(1.00)%	4.66%	3.88%
42.76	26.08	20.30	16.37	(.79)	(.68)	4.43	3.96
110	121	9,637	10,506	4,324	4,691	13,961	15,197

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of KeyCorp

We have reviewed the consolidated balance sheets of KeyCorp (“Key”) as of June 30, 2014 and 2013, and the related consolidated statements of income and comprehensive income for the three- and six-month periods ended June 30, 2014 and 2013, and the consolidated statements of changes in equity and cash flows for the six-month periods ended June 30, 2014 and 2013. These financial statements are the responsibility of Key’s management.

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

Cleveland, Ohio
August 4, 2014	/s/ Ernst & Young LLP

Item 2. Management’s Discussion & Analysis of Financial Condition & Results of Operations

Introduction

This section reviews the financial condition and results of operations of KeyCorp and its subsidiaries for the quarterly and year-to-date periods ended June 30, 2014, and June 30, 2013. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. When you read this discussion, you should also refer to the consolidated financial statements and related notes in this report. The page locations of specific sections and notes that we refer to are presented in the table of contents.

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

Selected financial data

Our financial performance for each of the last five quarters is summarized in Figure 1.

Figure 1. Selected Financial Data

	2014		2013			Six months ended June 30,
dollars in millions, except per share amounts	Second	First	Fourth	Third	Second	2014	2013
FOR THE PERIOD
Interest income	$639	$630	$649	$647	$657	$1,269	$1,324
Interest expense	66	67	66	69	76	133	160
Net interest income	573	563	583	578	581	1,136	1,164
Provision (credit) for loan and lease losses	10	6	19	28	28	16	83
Noninterest income	455	435	453	459	429	890	854
Noninterest expense	689	662	712	716	711	1,351	1,392
Income (loss) from continuing operations before income taxes	329	330	305	293	271	659	543
Income (loss) from continuing operations attributable to Key	247	238	235	235	199	485	400
Income (loss) from discontinued operations, net of taxes (a)	(28)	4	(5)	37	5	(24)	8
Net income (loss) attributable to Key	219	242	230	272	204	461	408
Income (loss) from continuing operations attributable to Key common shareholders	242	232	229	229	193	474	389
Income (loss) from discontinued operations, net of taxes (a)	(28)	4	(5)	37	5	(24)	8
Net income (loss) attributable to Key common shareholders	214	236	224	266	198	450	397
PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.28	$.26	$.26	$.25	$.21	$.54	$.42
Income (loss) from discontinued operations, net of taxes (a)	(.03)	—	(.01)	.04	.01	(.03)	.01
Net income (loss) attributable to Key common shareholders (b)	.24	.27	.25	.29	.22	.51	.43
Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$.27	$.26	$.26	$.25	$.21	$.53	$.42
Income (loss) from discontinued operations, net of taxes — assuming dilution (a)	(.03)	—	(.01)	.04	.01	(.03)	.01
Net income (loss) attributable to Key common shareholders — assuming dilution (b)	.24	.26	.25	.29	.22	.51	.43
Cash dividends paid	.065	.055	.055	.055	.055	.12	.105
Book value at period end	11.65	11.43	11.25	11.05	10.89	11.65	10.89
Tangible book value at period end	10.50	10.28	10.11	9.92	9.77	10.50	9.77
Market price:
High	14.59	14.70	13.55	12.63	11.09	14.70	11.09
Low	12.90	12.25	11.24	11.05	9.29	12.25	8.29
Close	14.33	14.24	13.42	11.40	11.04	14.33	11.04
Weighted-average common shares outstanding (000)	875,298	884,727	890,516	901,904	913,736	879,986	917,008
Weighted-average common shares and potential common shares outstanding (000) (c)	902,137	891,890	897,712	908,253	918,628	886,684	922,319
AT PERIOD END
Loans	$55,600	$55,445	$54,457	$53,597	$53,101	$55,600	$53,101
Earning assets	78,457	77,692	79,467	77,085	76,717	78,457	76,717
Total assets	91,798	90,802	92,934	90,708	90,639	91,798	90,639
Deposits	67,799	67,266	69,262	68,535	67,721	67,799	67,721
Long-term debt	8,213	7,712	7,650	6,154	6,666	8,213	6,666
Key common shareholders’ equity	10,213	10,112	10,012	9,915	9,938	10,213	9,938
Key shareholders’ equity	10,504	10,403	10,303	10,206	10,229	10,504	10,229
PERFORMANCE RATIOS — FROM CONTINUING OPERATIONS
Return on average total assets	1.14%	1.13%	1.08%	1.12%	.95%	1.13%	.97%
Return on average common equity	9.55	9.33	9.10	9.13	7.72	9.44	7.84
Return on average tangible common equity (d)	10.60	10.38	10.13	10.18	8.60	10.49	8.73
Net interest margin (TE)	2.98	3.00	3.01	3.11	3.13	2.99	3.18
Cash efficiency ratio (d)	65.8	64.9	67.4	67.5	69.1	65.4	67.5
PERFORMANCE RATIOS — FROM CONSOLIDATED OPERATIONS
Return on average total assets	.96%	1.09%	1.00%	1.22%	.92%	1.03%	.93%
Return on average common equity	8.44	9.50	8.90	10.61	7.92	8.96	8.00
Return on average tangible common equity (d)	9.37	10.56	9.91	11.82	8.82	9.96	8.91
Net interest margin (TE)	2.94	2.95	2.91	3.06	3.07	2.95	3.12
Loan to deposit (e)	87.1	87.5	83.8	83.8	83.6	87.1	83.6
CAPITAL RATIOS AT PERIOD END
Key shareholders’ equity to assets	11.44%	11.46%	11.09%	11.25%	11.29%	11.44%	11.29%
Key common shareholders’ equity to assets	11.13	11.14	10.78	10.94	10.96	11.13	10.96
Tangible common equity to tangible assets (d)	10.15	10.14	9.80	9.93	9.96	10.15	9.96
Tier 1 common equity (d)	11.25	11.27	11.22	11.17	11.18	11.25	11.18
Tier 1 risk-based capital	11.99	12.01	11.96	11.92	11.93	11.99	11.93
Total risk-based capital	14.14	14.23	14.33	14.37	14.65	14.14	14.65
Leverage	11.24	11.30	11.11	11.33	11.25	11.24	11.25
TRUST AND BROKERAGE ASSETS
Assets under management	$39,669	$38,893	$36,905	$36,110	$35,544	$39,669	$35,544
Nonmanaged and brokerage assets	48,728	47,396	47,418	38,525	37,759	48,728	37,759
OTHER DATA
Average full-time-equivalent employees	13,867	14,055	14,197	14,555	14,999	13,961	15,197
Branches	1,009	1,027	1,028	1,044	1,052	1,009	1,052

(a)	In April 2009, we decided to wind down the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers. In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. In February 2013, we decided to sell Victory to a private equity fund. As a result of these decisions, we have accounted for these businesses as discontinued operations. For further discussion regarding the income (loss) from discontinued operations, see Note 11 (“Acquisitions and Discontinued Operations”).
(b)	EPS may not foot due to rounding.
(c)	Assumes conversion of common share options and other stock awards and/or convertible preferred stock, as applicable
(d)	See Figure 7 entitled “GAAP to Non-GAAP Reconciliations,” which presents the computations of certain financial measures related to “tangible common equity,” “Tier 1 common equity,” and “cash efficiency.” The table reconciles the GAAP performance measures to the corresponding non-GAAP measures, which provides a basis for period-to-period comparisons.
(e)	Represents period-end consolidated total loans and loans held for sale (excluding education loans in the securitizations trusts) divided by period-end consolidated total deposits (excluding deposits in foreign office).

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

Any forward-looking statements made by us or on our behalf speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement to reflect the impact of subsequent events or circumstances. Before making an investment decision, you should carefully consider all risks and uncertainties disclosed in our SEC filings, including our reports on Forms 8-K, 10-Q, and 10-K, and our registration statements under the Securities Act of 1933, as amended, all of which are or will upon filing be accessible on the SEC’s website at www.sec.gov and on our website at www.key.com/ir.

Economic overview

The economy began to recover in the second quarter of 2014, as real gross domestic product (“GDP”) grew by an annualized 4% after a very disappointing first quarter. The improvement, however, has been modest, with data clearly more positive but often lagging expectations. Manufacturing data is showing the fundamentals necessary for a strong recovery, but the housing market remains mixed, with slow growth in residential construction and sales of both new and existing homes falling below year-ago levels. Consumer spending growth has remained modest, as very strong job growth has yet to translate into substantial wage growth, although consumers are now more confident than they have been since the Great Recession. Geopolitical tensions, prospective Federal Reserve actions, and mixed economic data for the most part kept markets in check throughout the second quarter.

In the second quarter, weak income growth remained an important constraint on consumption, although fundamentals appear to be strengthening. Real spending dropped for the second consecutive month in May 2014, led by declines in nondurable goods and services spending. Vehicle sales surged to an average of 16.5 million units in the second quarter of 2014, a jump from the 15.6 million units recorded in the first quarter of 2014. Retail sales were modest for the quarter, although showed a marked improvement from first quarter weakness. Consumer confidence increased, with the Conference Board measure ending the second quarter at 85.2%, up 3.0 points month-over-month to the highest level in over six years. Price gains accelerated, with the consumer price index finally eclipsing the 2% mark in April, and stayed there for consecutive months, driven by increases in energy and food prices. The core personal consumption expenditure index was up 1.5% year-over-year as of May 2014.

In the labor market, average monthly job gains rose to 272,000 during the second quarter of 2014, compared to average gains of 190,000 in the first quarter of 2014. Gains were across all job sectors and reflect a strong recovery in the labor market after a rough first quarter. The unemployment rate decreased sharply, finishing the quarter at 6.1%, driven by a 479,000 gain in household employment coupled with a 533,000 decrease in the labor force. Despite the improved health of the labor market, participation remains historically low at 62.8% as of June 30, 2014.

The housing market continues to be mixed, with different results between indicators and month-to-month. In June 2014, existing home sales eclipsed 5 million units for the first time since October 2013 but remained below year-ago levels. New home sales were disappointing, with an 11.5% year-over-year decrease in June 2014. Housing starts have yet to pick up, totaling a seasonally adjusted annual rate of 893,000 in June 2014, up 7.5% year-over-year but missing estimates significantly. Permits decreased, driven by multi-family data. Home price appreciation is slowing, with the CoreLogic Home Price Index up only 8.8% year-over-year in May 2014.

The Federal Reserve continued tapering of asset purchases in the second quarter, reducing purchases by $10 billion for the fifth consecutive meeting to a current pace of $35 billion per month. However, mixed economic data, geopolitical tensions, and cautious forward guidance by the Federal Reserve have kept rates in check. The yield on the 10-year U.S. Treasury started the quarter at 2.77%, and slowly declined throughout the quarter, ending at 2.53%. At the current pace, the latest quantitative easing program (“QE3”) will end in the fourth quarter of 2014, with the federal funds rate not expected to increase until mid-to-late 2015.

Long-term financial goals

Our long-term financial goals are as follows:

•	Target a loan-to-core deposit ratio range of 90% to 100%;

•	Maintain a moderate risk profile by targeting a net loan charge-off ratio range of .40% to .60%;

•	Grow high quality and diverse revenue streams by targeting a net interest margin in excess of 3.50%, and a ratio of noninterest income to total revenue of greater than 40%;

•	Create positive operating leverage and target a cash efficiency ratio in the range of 60% to 65%; and

•	Achieve a return on average assets in the range of 1.00% to 1.25%.

Figure 2 shows the evaluation of our long-term financial goals for the second quarter and first six months of 2014.

Figure 2. Evaluation of Our Long-Term Financial Goals

KEY Business Model	Key Metrics (a)	2Q14	YTD 2014	Targets	Action Plans
Core funded	Loan to deposit ratio (b)	87%	87%	90-100%	•	Use integrated model to grow relationships and loans
					•	Improve deposit mix

Maintain a moderate risk profile	NCOs to average loans	.22%	.18%	.40-.60%	•	Focus on relationship clients
					•	Exit noncore portfolios
	Provision to average loans	.07%	.06%		•	Limit concentrations
					•	Focus on risk-adjusted returns

Growing high quality, diverse revenue streams	Net interest margin	2.98%	2.99%	> 3.50%	•	Improve funding mix
					•	Focus on risk-adjusted returns
	Noninterest income to total revenue	44%	44%	> 40%	•	Grow client relationships
					•	Capitalize on Key’s total client solutions and cross-selling capabilities

Creating positive operating leverage	Cash efficiency ratio (c)	66%	65%	60-65%	•	Improve efficiency and effectiveness
					•	Better utilize technology
					•	Change cost base to more variable from fixed

Executing our strategies	Return on average assets	1.14%	1.13%	1.00-1.25%	•	Execute our client insight-driven relationship model
					•	Focus on operating leverage
					•	Improved funding mix with lower cost core deposits

(a)	Calculated from continuing operations, unless otherwise noted.
(b)	Represents period-end consolidated total loans and loans held for sale (excluding education loans in the securitization trusts) divided by period-end consolidated total deposits (excluding deposits in foreign office).
(c)	Excludes intangible asset amortization; Non-GAAP measures: see Figure 7 for reconciliation.

Strategic developments

We initiated the following actions during the first six months of 2014 to support our corporate strategy described in the “Introduction” section under the “Corporate Strategy” heading on page 38 of our 2013 Form 10-K.

•	Our positive operating leverage as compared to the prior year reflected the work we have done to improve efficiency, with initiatives targeted for both revenue and expense. Revenue benefited from solid loan growth, which continued to outpace the industry, and was driven by a 10.8% increase in average commercial, financial and agricultural loans. We continued to benefit from our business model – focusing on targeted industries – and areas where we have been investing, with investment banking and debt placement fees increasing 12.3% and mortgage servicing fees 23.8% higher. In addition, noninterest expense was down 2.9% from one year ago.

•	Our strong risk management practices and a more favorable credit environment resulted in another quarter of positive credit quality trends. Net loan charge-offs were .22% of average loans, well below our targeted range, and nonperforming assets decreased 40.8% from the year-ago quarter.

•	Capital management remains a priority for the remainder of 2014. On March 26, 2014, the Federal Reserve announced that it did not object to our 2014 capital plan submitted as part of the annual CCAR process. The 2014 capital plan includes a common share repurchase program of up to $542 million. Share repurchases under the capital plan have been authorized by our Board and include repurchases to offset issuances of common shares under our employee compensation plans. Common share repurchases under the 2014 capital plan are expected to be executed through the first quarter of 2015. During the second quarter of 2014, we completed $108 million of common share repurchases under our 2014 capital plan authorization.

•	Our 2014 capital plan also proposed an 18% increase in our quarterly common share dividend to $.065 per share, which was approved by our Board in May 2014. Consistent with the 2014 capital plan, we made a dividend payment of $.065 per share on our common shares during the second quarter of 2014.

•	We continue to take actions to drive growth and efficiency. These actions include leadership changes to leverage our alignment, accelerate momentum, and drive growth. We are also focused on growing our commercial payments business and maximizing the return from our recent investments, which included the launch of purchase and prepaid cards in the first quarter of 2014. In addition to these new payment products, we continue to invest in, and build out, our online and mobile capabilities. During the first quarter of 2014, we expanded our online account-opening tools to include more products and services. During the second quarter of 2014, we introduced the new KeyBank Hassle-Free Account for banking customers who want straightforward ways to make deposits, track money, obtain cash, and make payments without worrying about potential overdraft fees or other unexpected fees. In addition, as part of our actions to drive efficiency, we closed 18 branches and reduced headcount in our fixed income trading business by 20% during the second quarter of 2014.

•	We also made progress on other strategic initiatives, including improving sales productivity and strengthening our business mix through targeted investments and exiting businesses that are not a strategic fit. In the Community Bank, we are strengthening our sales management process and have seen a lift in sales productivity. In the Corporate Bank, we continue to see growth in new and expanded client relationships. In the first quarter of 2014, we announced that we would be exiting our international leasing operation, which had limited scale and connectivity to our other businesses. This decision is consistent with our commitment to allocate our capital to businesses that fit our strategy and generate appropriate risk-adjusted returns. On July 17, 2014, we announced that we entered into a definitive agreement to acquire Pacific Crest Securities, a leading technology-focused investment bank and capital markets firm. This acquisition underscores our commitment to creating the leading corporate and investment bank serving middle market companies. The combined platforms bring together two firms with a shared vision of enhancing their differentiation in the market by capitalizing on the convergence of technology across traditional industry verticals. We expect this transaction to close during the third quarter of 2014, subject to regulatory approval, at which time Pacific Crest Securities will join KeyBanc Capital Markets, the corporate and investment banking business unit of Key.

Demographics

We have two major business segments: Key Community Bank and Key Corporate Bank.

Key Community Bank serves individuals and small to mid-sized businesses by offering a variety of deposit, investment, lending, credit card, and personalized wealth management products and business advisory services. These products and services are provided through our relationship managers and specialists working in our 12-state branch network, which is organized into eight internally defined geographic regions: Pacific, Rocky Mountains, Indiana, Western Ohio and Michigan, Eastern Ohio, Western New York, Eastern New York, and New England.

Figure 3 shows the geographic diversity of Key Community Bank’s average deposits, commercial loans, and home equity loans.

Figure 3. Key Community Bank Geographic Diversity

	Geographic Region
Three months ended June 30, 2014 dollars in millions	Pacific	Rocky Mountains	Indiana	West Ohio/ Michigan	East Ohio	Western New York	Eastern New York	New England	Non Region (a)	Total
Average deposits	$11,204	$4,954	$2,314	$4,344	$8,923	$4,930	$7,939	$2,894	$2,644	$50,146
Percent of total	22.3%	9.9%	4.6%	8.7%	17.8%	9.8%	15.8%	5.8%	5.3%	100.0%
Average commercial loans	$3,524	$1,684	$733	$1,135	$2,190	$566	$1,859	$722	$3,006	$15,419
Percent of total	22.8%	10.9%	4.7%	7.4%	14.2%	3.7%	12.1%	4.7%	19.5%	100.0%
Average home equity loans	$3,278	$1,579	$488	$850	$1,273	$808	$1,295	$648	$102	$10,321
Percent of total	31.8%	15.3%	4.7%	8.2%	12.3%	7.8%	12.6%	6.3%	1.0%	100.0%

(a)	Represents average deposits, commercial loan products, and home equity loan products centrally managed outside of our eight Key Community Bank regions.

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

Debit card and interchange fees and routing

On July 31, 2013, the U.S. District Court for the District of Columbia issued a ruling in NACS v. Board of Governors of the Federal Reserve System, vacating the Federal Reserve’s Final Rule on Debit Card and Interchange Fees and Routing (the “Interchange Fee Rule”). Retail merchants and merchant groups challenged the Interchange Fee Rule, which had allowed debit card issuers to recover from merchants an interchange fee of $.21 per transaction, a fee of five basis points of the value of the transaction and an additional $.01 fraud prevention adjustment. The district court held that this fee structure, and the Interchange Fee Rule’s requirements regarding the number of networks over which each debit card transaction can be processed, did not comply with the Durbin Amendment to the Dodd-Frank Act. The Federal Reserve appealed. On March 21, 2014, the Court of Appeals for the D.C. Circuit issued its opinion overturning the district court’s decision and largely reinstating the Interchange Fee Rule. On July 7, 2014, the merchants and merchant groups filed with the U.S. Supreme Court an application to extend the time to file a Petition for Writ of Certiorari until August 18, 2014. The application was granted on July 9, 2014. We continue to monitor this litigation.

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

New minimum capital requirements

Under the Regulatory Capital Rules, “standardized approach” banking organizations, like Key, will be required to meet the minimum capital and leverage ratios set forth in Figure 4 below. At June 30, 2014, Key had an estimated Common Equity Tier 1 Capital Ratio of 10.70% under the Regulatory Capital Rules. Also at June 30, 2014, based on the fully phased-in Regulatory Capital Rules, Key estimates that its capital and leverage ratios, after adjustment for market risk, would be as set forth in Figure 4.

Figure 4. Estimated Ratios vs. Minimum Capital Ratios Calculated Under the Fully Phased-In Regulatory Capital Rules

Ratios (including Capital conservation buffer)	Key June 30, 2014 Estimated	Minimum January 1, 2015	Phase-in Period	Minimum January 1, 2019
Common Equity Tier 1 (a)	10.7%	4.5%	None	4.5%
Capital conservation buffer (b)	—	—	1/1/16 - 1/1/19	2.5
Common Equity Tier 1 + Capital conservation buffer	—	4.5	1/1/16 - 1/1/19	7.0
Tier 1 Capital	11.0	6.0	None	6.0
Tier 1 Capital + Capital conservation buffer	—	6.0	1/1/16 - 1/1/19	8.5
Total Capital	13.2	8.0	None	8.0
Total Capital + Capital conservation buffer	—	8.0	1/1/16 - 1/1/19	10.5
Leverage (c)	10.4	4.0	None	4.0

(a)	See Figure 7 entitled “GAAP to Non-GAAP Reconciliations,” which presents the computation for estimated Common Equity Tier 1. The table reconciles the GAAP performance measure to the corresponding non-GAAP measure, which provides a basis for period-to-period comparisons.
(b)	Capital conservation buffer must consist of Common Equity Tier 1 capital. Key is not subject to the countercyclical capital buffer of up to 2.5% imposed under the “advanced approaches” portion of the Regulatory Capital Rules.
(c)	Because Key is not an “advanced approaches” banking organization under the Regulatory Capital Rules, it is not subject to the 3% supplemental leverage ratio or to the supplemental leverage buffer of more than 2% under a final rule adopted by the federal banking agencies in April 2014 or to the revision to the denominator of the supplementary leverage ratio proposed by these agencies under an NPR issued in April 2014 (the “Supplemental Leverage Requirements”).

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

We believe that, as of June 30, 2014, KeyBank would meet all “well capitalized” capital adequacy requirements under the Regulatory Capital Rules if such requirements were currently effective.

Highlights of Our Performance

Financial performance

For the second quarter of 2014, we announced net income from continuing operations attributable to Key common shareholders of $242 million, or $.27 per common share. Our second quarter of 2014 results compare to net income from continuing operations attributable to Key common shareholders of $193 million, or $.21 per common share, for the second quarter of 2013.

Our taxable-equivalent net interest income was $579 million for the second quarter of 2014, and the net interest margin was 2.98%. These results compare to taxable-equivalent net interest income of $586 million and a net interest margin of 3.13% for the second quarter of 2013. These decreases in net interest income and net interest margin were attributable to lower asset yields and a decrease in loan fees mostly due to the early termination of a leveraged lease. These decreases were partially offset by loan growth, the maturity of higher-rate certificates of deposit, and a more favorable mix of lower-cost deposits. For the full year of 2014, we expect net interest income to be relatively stable compared to 2013, with slight downward pressure due to the competitive environment.

Our noninterest income was $455 million for the second quarter of 2014, compared to $429 million for the year-ago quarter. We continued to see the benefits of our business model – focusing on targeted industries – with investment banking and debt placement fees increasing $15 million from the prior year. In addition, net gains from principal investing increased $20 million. Operating lease income and other leasing gains increased $13 million, due to a $17 million gain from the early termination of a leveraged lease. These increases were partially offset by a decrease of $6 million in trust and investment services income, a decline in service charges on deposit accounts of $5 million due to lower non-sufficient funds and overdraft charges, and decreases in various other items. For the full year of 2014, we expect low single-digit growth in noninterest income compared to the prior year.

Our noninterest expense was $689 million for the second quarter of 2014, compared to $711 million for the same period last year. This decline reflects lower efficiency charges of $13 million. Excluding the impact of efficiency charges, the $9 million decrease in expenses was mostly due to a decline in salaries and employee benefits. For the full year of 2014, we expect a low to mid-single digit percentage decline in noninterest expense from 2013.

Average loans were $55.6 billion for the second quarter of 2014, an increase of $2.9 billion compared to the second quarter of 2013. The loan growth occurred primarily in the commercial, financial and agricultural portfolio, which increased $3 billion and was broad-based across our commercial lines of business. Consumer loans remained stable, as increases in home equity loans and direct term loans were mostly offset by run-off in our designated consumer exit portfolio. The growth in home equity and direct term loans was balanced across our geographic footprint. Our outlook for loan growth in 2014 remains consistent with our prior guidance of mid-single digit, full-year growth, driven by commercial, financial and agricultural loans.

Average deposits, excluding deposits in foreign office, totaled $66.5 billion for the second quarter of 2014, an increase of $1.6 billion compared to the year-ago quarter. Demand deposits increased by $993 million, and NOW and money market deposit accounts increased $1.4 billion, mostly due to growth related to commercial client inflows as well as increases related to the commercial mortgage servicing business. These increases were partially offset by run-off in certificates of deposit.

Our provision for loan and lease losses was $10 million for the second quarter of 2014, compared to $28 million for the year-ago quarter. Our ALLL was $814 million, or 1.46%, of total period-end loans at June 30, 2014, compared to 1.65% at June 30, 2013. We expect our provision for loan and lease losses to approximate the level of net loan charge-offs for the remainder of the year.

Net loan charge-offs for the second quarter of 2014 totaled $30 million, or .22% of average total loans, compared to .34% for the same period last year. We expect net loan charge-offs to average total loans to continue to be below our targeted range of .40% to .60% for the remainder of the year.

At June 30, 2014, our nonperforming loans totaled $396 million and represented .71% of period-end portfolio loans, compared to 1.23% at June 30, 2013. Nonperforming assets at June 30, 2014, totaled $410 million and represented .74% of period-end portfolio loans and OREO and other nonperforming assets, compared to 1.30% at June 30, 2013.

Our capital ratios remain strong. Our tangible common equity, Tier 1 common equity and Tier 1 risk-based capital ratios at June 30, 2014, are 10.15%, 11.25%, and 11.99%, respectively, compared to 9.96%, 11.18%, and 11.93%, respectively, at

June 30, 2013. We continue to return capital to our shareholders by repurchasing common shares and through our quarterly common share dividend. In the second quarter of 2014, we repurchased $108 million of common shares and paid a cash dividend of $.065 per common share under our 2014 capital plan authorization.

Figure 6 shows our continuing and discontinued operating results for the current, past, and year-ago quarters and the current and year-ago periods-to-date. Our financial performance for each of the past five quarters is summarized in Figure 1.

Figure 6. Results of Operations

	Three months ended			Six months ended
in millions, except per share amounts	6-30-14	3-31-14	6-30-13	6-30-14	6-30-13
Summary of operations
Income (loss) from continuing operations attributable to Key	$247	$238	$199	$485	$400
Income (loss) from discontinued operations, net of taxes (a)	(28)	4	5	(24)	8

Net income (loss) attributable to Key	$219	$242	$204	$461	$408

Income (loss) from continuing operations attributable to Key	$247	$238	$199	$485	$400
Less: Dividends on Series A Preferred Stock	5	6	6	11	11

Income (loss) from continuing operations attributable to Key common shareholders	242	232	193	474	389
Income (loss) from discontinued operations, net of taxes (a)	(28)	4	5	(24)	8

Net income (loss) attributable to Key common shareholders	$214	$236	$198	$450	$397

Per common share — assuming dilution
Income (loss) from continuing operations attributable to Key common shareholders	$.27	$.26	$.21	$.53	$.42
Income (loss) from discontinued operations, net of taxes (a)	(.03)	—	.01	(.03)	.01

Net income (loss) attributable to Key common shareholders (b)	$.24	$.26	$.22	$.51	$.43

(a)	In April 2009, we decided to wind down the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers. In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. In February 2013, we decided to sell Victory to a private equity fund. As a result of these decisions, we have accounted for these businesses as discontinued operations. For further discussion regarding the income (loss) from discontinued operations, see Note 11 (“Acquisitions and Discontinued Operations”).
(b)	EPS may not foot due to rounding.

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

Figure 7. GAAP to Non-GAAP Reconciliations

	Three months ended
dollars in millions	6-30-14	3-31-14	12-31-13	9-30-13	6-30-13
Tangible common equity to tangible assets at period end
Key shareholders’ equity (GAAP)	$10,504	$10,403	$10,303	$10,206	$10,229
Less: Intangible assets (a)	1,008	1,012	1,014	1,017	1,021
Series A Preferred Stock (b)	282	282	282	282	282

Tangible common equity (non-GAAP)	$9,214	$9,109	$9,007	$8,907	$8,926

Total assets (GAAP)	$91,798	$90,802	$92,934	$90,708	$90,639
Less: Intangible assets (a)	1,008	1,012	1,014	1,017	1,021

Tangible assets (non-GAAP)	$90,790	$89,790	$91,920	$89,691	$89,618

Tangible common equity to tangible assets ratio (non-GAAP)	10.15%	10.14%	9.80%	9.93%	9.96%
Tier 1 common equity at period end
Key shareholders’ equity (GAAP)	$10,504	$10,403	$10,303	$10,206	$10,229
Qualifying capital securities	339	339	339	340	339
Less: Goodwill	979	979	979	979	979
Accumulated other comprehensive income (loss) (c)	(328)	(367)	(394)	(409)	(359)
Other assets (d)	86	84	89	96	101

Total Tier 1 capital (regulatory)	10,106	10,046	9,968	9,880	9,847
Less: Qualifying capital securities	339	339	339	340	339
Series A Preferred Stock (b)	282	282	282	282	282

Total Tier 1 common equity (non-GAAP)	$9,485	$9,425	$9,347	$9,258	$9,226

Net risk-weighted assets (regulatory)	$84,287	$83,637	$83,328	$82,913	$82,528
Tier 1 common equity ratio (non-GAAP)	11.25%	11.27%	11.22%	11.17%	11.18%
Pre-provision net revenue
Net interest income (GAAP)	$573	$563	$583	$578	$581
Plus: Taxable-equivalent adjustment	6	6	6	6	5
Noninterest income (GAAP)	455	435	453	459	429
Less: Noninterest expense (GAAP)	689	662	712	716	711

Pre-provision net revenue from continuing operations (non-GAAP)	$345	$342	$330	$327	$304

Average tangible common equity
Average Key shareholders’ equity (GAAP)	$10,459	$10,371	$10,272	$10,237	$10,314
Less: Intangible assets (average) (e)	1,010	1,013	1,016	1,019	1,023
Series A Preferred Stock (average)	291	291	291	291	291

Average tangible common equity (non-GAAP)	$9,158	$9,067	$8,965	$8,927	$9,000

Return on average tangible common equity from continuing operations
Net income (loss) from continuing operations attributable to Key common shareholders (GAAP)	$242	$232	$229	$229	$193
Average tangible common equity (non-GAAP)	9,158	9,067	8,965	8,927	9,000
Return on average tangible common equity from continuing operations (non-GAAP)	10.60%	10.38%	10.13%	10.18%	8.60%
Return on average tangible common equity consolidated
Net income (loss) attributable to Key common shareholders (GAAP)	$214	$236	$224	$266	$198
Average tangible common equity (non-GAAP)	9,158	9,067	8,965	8,927	9,000
Return on average tangible common equity consolidated (non-GAAP)	9.37%	10.56%	9.91%	11.82%	8.82%
Cash efficiency ratio
Noninterest expense (GAAP)	$689	$662	$712	$716	$711
Less: Intangible asset amortization (GAAP)	9	10	10	12	10

Adjusted noninterest expense (non-GAAP)	$680	$652	$702	$704	$701

Net interest income (GAAP)	$573	$563	$583	$578	$581
Plus: Taxable-equivalent adjustment	6	6	6	6	5
Noninterest income (GAAP)	455	435	453	459	429

Total taxable-equivalent revenue (non-GAAP)	$1,034	$1,004	$1,042	$1,043	$1,015

Cash efficiency ratio (non-GAAP)	65.8%	64.9%	67.4%	67.5%	69.1%

Figure 7. GAAP to Non-GAAP Reconciliations, continued

	Three months ended
dollars in millions	6-30-14	3-31-14
Common Equity Tier 1 under the Regulatory Capital Rules (estimates)
Tier 1 common equity under current regulatory rules	$9,485	$9,425
Adjustments from current regulatory rules to the Regulatory Capital Rules:
Deferred tax assets and other (f)	(108)	(114)

Common Equity Tier 1 anticipated under the Regulatory Capital Rules (g)	$9,377	$9,311

Net risk-weighted assets under current regulatory rules	$84,287	$83,637
Adjustments from current regulatory rules to the Regulatory Capital Rules:
Loan commitments less than one year	1,004	1,023
Past due loans	128	154
Mortgage servicing assets (h)	484	480
Deferred tax assets (h)	177	139
Other	1,519	1,466

Total risk-weighted assets anticipated under the Regulatory Capital Rules (g)	$87,599	$86,899

Common Equity Tier 1 ratio under the Regulatory Capital Rules	10.70%	10.71%

	Six months ended
dollars in millions	6-30-14	6-30-13
Pre-provision net revenue
Net interest income (GAAP)	$1,136	$1,164
Plus: Taxable-equivalent adjustment	12	11
Noninterest income (GAAP)	890	854
Less: Noninterest expense (GAAP)	1,351	1,392

Pre-provision net revenue from continuing operations (non-GAAP)	$687	$637

Average tangible common equity
Average Key shareholders’ equity (GAAP)	$10,415	$10,297
Less: Intangible assets (average) (i)	1,011	1,025
Preferred Stock, Series A (average)	291	291

Average tangible common equity (non-GAAP)	$9,113	$8,981

Return on average tangible common equity from continuing operations
Net income (loss) from continuing operations attributable to Key common shareholders (GAAP)	$474	$389
Average tangible common equity (non-GAAP)	9,113	8,981
Return on average tangible common equity from continuing operations (non-GAAP)	10.49%	8.73%
Return on average tangible common equity consolidated
Net income (loss) attributable to Key common shareholders (GAAP)	$450	$397
Average tangible common equity (non-GAAP)	9,113	8,981
Return on average tangible common equity consolidated (non-GAAP)	9.96%	8.91%
Cash efficiency ratio
Noninterest expense (GAAP)	$1,351	$1,392
Less: Intangible asset amortization (GAAP)	19	22

Adjusted noninterest expense (non-GAAP)	$1,332	$1,370

Net interest income (GAAP)	$1,136	$1,164
Plus: Taxable-equivalent adjustment	12	11
Noninterest income (GAAP)	890	854

Total taxable-equivalent revenue (non-GAAP)	$2,038	$2,029

Cash efficiency ratio (non-GAAP)	65.4%	67.5%

(a)	For the three months ended June 30, 2014, March 31, 2014, December 31, 2013, September 30, 2013, and June 30, 2013, intangible assets exclude $79 million, $84 million, $92 million, $99 million, and $107 million, respectively, of period-end purchased credit card receivables.
(b)	Net of capital surplus for the three months ended June 30, 2014, March 31, 2014, December 31, 2013, September 30, 2013, and June 30, 2013.
(c)	Includes net unrealized gains or losses on securities available for sale (except for net unrealized losses on marketable equity securities), net gains or losses on cash flow hedges, and amounts resulting from the application of the applicable accounting guidance for defined benefit and other postretirement plans.
(d)	Other assets deducted from Tier 1 capital and net risk-weighted assets consist of disallowed intangible assets (excluding goodwill) and deductible portions of nonfinancial equity investments. There were no disallowed deferred tax assets at June 30, 2014, March 31, 2014, and at any quarter-end during 2013.
(e)	For the three months ended June 30, 2014, March 31, 2014, December 31, 2013, September 30, 2013, and June 30, 2013, average intangible assets exclude $82 million, $89 million, $96 million, $103 million, and $110 million, respectively, of average purchased credit card receivables.
(f)	Includes the deferred tax asset subject to future taxable income for realization, primarily tax credit carryforwards, as well as the deductible portion of purchased credit card receivables.

(g)	The anticipated amount of regulatory capital and risk-weighted assets is based upon the federal banking agencies’ Regulatory Capital Rules (as fully phased-in on January 1, 2019); Key is subject to the Regulatory Capital Rules under the “standardized approach.”
(h)	Item is included in the 10%/15% exceptions bucket calculation and is risk-weighted at 250%.
(i)	For the six months ended June 30, 2014, and June 30, 2013, average intangible assets exclude $85 million and $114 million, respectively, of average ending purchased credit card receivables.

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

Taxable-equivalent net interest income was $579 million for the second quarter of 2014, and the net interest margin was 2.98%. These results compare to taxable-equivalent net interest income of $586 million and a net interest margin of 3.13% for the second quarter of 2013. These decreases in net interest income and net interest margin were attributable to lower asset yields and a decrease in loan fees mostly due to the early termination of a leveraged lease. These decreases were partially offset by loan growth, the maturity of higher-rate certificates of deposit, and a more favorable mix of lower-cost deposits.

For the six months ended June 30, 2014, taxable-equivalent net interest income decreased $27 million and net interest margin declined by 19 basis points compared to the same period one year ago. The decreases in net interest income and net interest margin were attributable to lower asset yields and loan fees, offsetting the impact of loan growth. These decreases were also partially offset by the maturity of higher-rate certificates of deposit and a more favorable mix of lower-cost deposits.

Average earning assets totaled $77.8 billion for the second quarter of 2014, compared to $75.2 billion for the second quarter of 2013. Commercial, financial and agricultural loans grew by $3 billion over the year-ago quarter; this growth was broad-based across our commercial lines of business. Consumer loans remained stable, as increases in home equity loans and direct term loans were mostly offset by run-off in our designated consumer exit portfolio. The growth in home equity and direct term loans was balanced across our geographic footprint.

Average deposits, excluding deposits in foreign office, totaled $66.5 billion for the second quarter of 2014, an increase of $1.6 billion compared to the year-ago quarter. Demand deposits increased by $993 million, and NOW and money market deposit accounts increased $1.4 billion, mostly due to growth related to commercial client inflows as well as increases related to the commercial mortgage servicing business. These increases were partially offset by run-off in certificates of deposit.

As shown in Figure 8, the yield was impacted by lower spreads on commercial and consumer loans.

Figure 8. Consolidated Average Balance Sheets, Net Interest Income and Yields/Rates From Continuing Operations

	Second Quarter 2014			First Quarter 2014
	Average		Yield/	Average		Yield/
dollars in millions	Balance	Interest (a)	Rate (a)	Balance	Interest (a)	Rate (a)
ASSETS
Loans (b), (c)
Commercial, financial and agricultural (d)	$26,444	$219	3.31%	$25,390	$206	3.29%
Real estate — commercial mortgage	7,880	74	3.79	7,807	74	3.84
Real estate — construction	1,049	11	4.03	1,091	12	4.55
Commercial lease financing	4,257	38	3.54	4,439	42	3.78

Total commercial loans	39,630	342	3.45	38,727	334	3.49
Real estate — residential mortgage	2,189	24	4.41	2,187	24	4.44
Home equity:
Key Community Bank	10,321	100	3.92	10,305	100	3.92
Other	306	6	7.80	325	6	7.77

Total home equity loans	10,627	106	4.03	10,630	106	4.04
Consumer other — Key Community Bank	1,479	26	6.97	1,438	25	7.06
Credit cards	702	18	10.39	701	20	11.28
Consumer other:
Marine	926	15	6.18	996	15	6.18
Other	58	1	8.09	67	1	7.55

Total consumer other	984	16	6.29	1,063	16	6.26

Total consumer loans	15,981	190	4.77	16,019	191	4.83

Total loans	55,611	532	3.83	54,746	525	3.88
Loans held for sale	458	5	4.14	446	4	3.34
Securities available for sale (b), (e)	12,408	71	2.30	12,346	72	2.33
Held-to-maturity securities (b)	4,973	23	1.87	4,767	22	1.84
Trading account assets	985	7	2.80	981	6	2.51
Short-term investments	2,475	1	.17	2,486	1	.17
Other investments (e)	888	6	2.64	936	6	2.57

Total earning assets	77,798	645	3.31	76,708	636	3.32
Allowance for loan and lease losses	(824)			(842)
Accrued income and other assets	9,767			9,791
Discontinued assets	4,341			4,493

Total assets	$91,082			$90,150

LIABILITIES
NOW and money market deposit accounts	$34,283	11	.14	$34,064	12	.14
Savings deposits	2,493	—	.03	2,475	—	.03
Certificates of deposit ($100,000 or more) (f)	2,808	10	1.39	2,758	10	1.50
Other time deposits	3,587	9	.98	3,679	10	1.07
Deposits in foreign office	662	1	.23	660	—	.22

Total interest-bearing deposits	43,833	31	.28	43,636	32	.30
Federal funds purchased and securities sold under repurchase agreements	1,470	—	.19	1,469	1	.17
Bank notes and other short-term borrowings	545	2	1.54	587	2	1.63
Long-term debt (f), (g)	5,476	33	2.51	5,169	32	2.57

Total interest-bearing liabilities	51,324	66	.52	50,861	67	.54
Noninterest-bearing deposits	23,290			22,658
Accrued expense and other liabilities	1,654			1,750
Discontinued liabilities(g)	4,341			4,493

Total liabilities	80,609			79,762
EQUITY
Key shareholders’ equity	10,459			10,371
Noncontrolling interests	14			17

Total equity	10,473			10,388

Total liabilities and equity	$91,082			$90,150

Interest rate spread (TE)			2.79%			2.78%

Net interest income (TE) and net interest margin (TE)		579	2.98%		569	3.00%

TE adjustment (b)		6			6

Net interest income, GAAP basis		$573			$563

(a)	Results are from continuing operations. Interest excludes the interest associated with the liabilities referred to in (g) below, calculated using a matched funds transfer pricing methodology.
(b)	Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.
(c)	For purposes of these computations, nonaccrual loans are included in average loan balances.
(d)	Commercial, financial and agricultural average balances for the three months ended June 30, 2014, March 31, 2014, December 31, 2013, September 30, 2013, and June 30, 2013, include $95 million, $94 million, $97 million, $96 million, and $96 million of assets from commercial credit cards, respectively.

Figure 8. Consolidated Average Balance Sheets, Net Interest Income and Yields/Rates From Continuing Operations

Fourth Quarter 2013			Third Quarter 2013			Second Quarter 2013
Average		Yield/	Average		Yield/	Average		Yield/
Balance	Interest (a)	Rate (a)	Balance	Interest (a)	Rate (a)	Balance	Interest (a)	Rate (a)

$24,218	$212	3.47%	$23,864	$213	3.54%	$23,480	$212	3.63%
7,678	78	4.01	7,575	77	4.06	7,494	78	4.14
1,075	11	4.21	1,073	12	4.24	1,049	11	4.30
4,513	41	3.62	4,633	36	3.14	4,747	48	3.96

37,484	342	3.62	37,145	338	3.61	36,770	349	3.80
2,199	24	4.43	2,193	25	4.43	2,176	24	4.53

10,310	102	3.92	10,247	101	3.92	9,992	98	3.93
343	7	7.72	364	7	7.72	389	7	7.66

10,653	109	4.04	10,611	108	4.05	10,381	105	4.07
1,446	26	7.18	1,435	26	7.24	1,392	26	7.35
701	20	11.17	700	21	11.77	697	20	11.91

1,056	17	6.24	1,120	17	6.26	1,206	20	6.24
69	1	8.03	67	2	8.72	74	1	8.58

1,125	18	6.35	1,187	19	6.40	1,280	21	6.37

16,124	197	4.88	16,126	199	4.93	15,926	196	4.94

53,608	539	3.98	53,271	537	4.00	52,696	545	4.15
688	6	3.65	456	5	4.06	513	5	3.93
12,464	74	2.40	12,926	77	2.37	13,296	79	2.47
4,775	22	1.85	4,796	22	1.84	4,144	20	1.87
819	6	2.90	747	5	2.52	749	4	2.31
4,455	2	.18	1,615	1	.20	2,722	1	.23
983	6	2.47	1,022	6	2.67	1,048	8	2.61

77,792	655	3.37	74,833	653	3.49	75,168	662	3.54
(859)			(873)			(890)
9,467			9,549			9,770
4,777			5,061			5,096

$91,177			$88,570			$89,144

$33,834	12	.15	$32,736	13	.15	$32,849	14	.17
2,483	—	.03	2,520	—	.04	2,545	—	.04
2,649	11	1.57	2,785	12	1.67	2,975	13	1.79
3,736	11	1.16	3,957	12	1.24	4,202	14	1.35
615	—	.21	621	—	.20	573	1	.24

43,317	34	.32	42,619	37	.35	43,144	42	.39
1,618	—	.15	1,837	1	.08	1,845	—	.14
438	3	1.96	383	2	1.98	367	2	1.84
4,174	29	2.94	3,504	29	3.41	4,401	32	3.25

49,547	66	.53	48,343	69	.56	49,757	76	.62
25,077			23,364			22,297
1,548			1,626			1,653
4,717			4,968			5,089

80,889			78,301			78,796

10,272			10,237			10,314
16			32			34

10,288			10,269			10,348

$91,177			$88,570			$89,144

		2.84%			2.93%			2.92%

	589	3.01%		584	3.11%		586	3.13%

	6			6			5

	$583			$578			$581

(e)	Yield is calculated on the basis of amortized cost.
(f)	Rate calculation excludes basis adjustments related to fair value hedges.
(g)	A portion of long-term debt and the related interest expense is allocated to discontinued liabilities as a result of applying our matched funds transfer pricing methodology to discontinued operations.

Figure 9 shows how the changes in yields or rates and average balances from the prior year period affected net interest income. The section entitled “Financial Condition” contains additional discussion about changes in earning assets and funding sources.

Figure 9. Components of Net Interest Income Changes from Continuing Operations

	From three months ended June 30, 2013 to three months ended June 30, 2014			From six months ended June 30, 2013 to six months ended June 30, 2014
	Average	Yield/	Net	Average	Yield/	Net
in millions	Volume	Rate	Change (a)	Volume	Rate	Change (a)
INTEREST INCOME
Loans	$29	$(42)	$(13)	$51	$(92)	$(41)
Loans held for sale	(1)	1	—	(1)	1	—
Securities available for sale	(5)	(3)	(8)	(4)	(13)	(17)
Held-to-maturity securities	4	(1)	3	8	(1)	7
Trading account assets	1	2	3	3	—	3
Short-term investments	—	—	—	—	(1)	(1)
Other investments	(1)	(1)	(2)	(2)	(3)	(5)

Total interest income (TE)	27	(44)	(17)	55	(109)	(54)
INTEREST EXPENSE
NOW and money market deposit accounts	1	(4)	(3)	1	(6)	(5)
Savings deposits	—	—	—	—	(1)	(1)
Certificates of deposit ($100,000 or more)	(1)	(2)	(3)	(1)	(6)	(7)
Other time deposits	(2)	(3)	(5)	(4)	(7)	(11)

Total interest-bearing deposits	(2)	(9)	(11)	(4)	(20)	(24)
Bank notes and other short-term borrowings	1	(1)	—	1	—	1
Long-term debt	7	(6)	1	11	(15)	(4)

Total interest expense	6	(16)	(10)	8	(35)	(27)

Net interest income (TE)	$21	$(28)	$(7)	$47	$(74)	$(27)

(a)	The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.

Noninterest income

As shown in Figure 10, noninterest income was $455 million for the second quarter of 2014, compared to $429 million for the year-ago quarter, an increase of $26 million, or 6.1%. We continued to see the benefits of our business model – focusing on targeted industries – with investment banking and debt placement fees increasing $15 million from the prior year. In addition, net gains from principal investing increased $20 million. Operating lease income and other leasing gains increased $13 million, due to a $17 million gain from the early termination of a leveraged lease. These increases were partially offset by a decrease of $6 million in trust and investment services income, a decline in service charges on deposit accounts of $5 million due to lower non-sufficient funds and overdraft charges, and decreases in various other items.

For the six months ended June 30, 2014, noninterest income increased $36 million, or 4.2%, from the same period one year ago. Investment banking and debt placement fees increased $20 million. Operating lease income and other leasing gains increased $17 million, due to a gain from the early termination of a leveraged lease. Net gains from principal investing increased $36 million. These increases were partially offset by a decrease in service charges on deposit accounts of $11 million due to lower non-sufficient funds and overdraft charges. In addition, consumer mortgage income and other income each declined $9 million.

Figure 10. Noninterest Income

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2014	2013	Amount	Percent	2014	2013	Amount	Percent
Trust and investment services income	$94	$100	$(6)	(6.0)%	$192	$195	$(3)	(1.5)%
Investment banking and debt placement fees	99	84	15	17.9	183	163	20	12.3
Service charges on deposit accounts	66	71	(5)	(7.0)	129	140	(11)	(7.9)
Operating lease income and other leasing gains	35	22	13	59.1	64	47	17	36.2
Corporate services income	41	43	(2)	(4.7)	83	88	(5)	(5.7)
Cards and payments income	43	42	1	2.4	81	79	2	2.5
Corporate-owned life insurance income	28	31	(3)	(9.7)	54	61	(7)	(11.5)
Consumer mortgage income	2	6	(4)	(66.7)	4	13	(9)	(69.2)
Mortgage servicing fees	11	13	(2)	(15.4)	26	21	5	23.8
Net gains (losses) from principal investing	27	7	20	285.7	51	15	36	240.0
Other income (a)	9	10	(1)	(10.0)	23	32	(9)	(28.1)

Total noninterest income	$455	$429	$26	6.1%	$890	$854	$36	4.2%

(a)	Included in this line item is our “Dealer trading and derivatives income (loss).” Additional detail is provided in Figure 11.

Figure 11. Dealer Trading and Derivatives Income (Loss)

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2014	2013	Amount	Percent	2014	2013	Amount	Percent
Dealer trading and derivatives income (loss), proprietary (a), (b)	$(6)	$(5)	$(1)	N/M	$(8)	$(5)	$(3)	N/M
Dealer trading and derivatives income (loss), nonproprietary (b)	3	7	(4)	(57.1)%	6	17	(11)	(64.7)%

Total dealer trading and derivatives income (loss)	$(3)	$2	$(5)	N/M	$(2)	$12	$(14)	N/M

(a)	For the quarter ended June 30, 2014, income of $1 million related to foreign exchange, interest rate and commodity derivative trading was offset by losses related to equity securities trading, fixed income, and credit portfolio management activities. For the quarter ended June 30, 2013, income of $2 million related to foreign exchange, interest rate, and energy derivative trading was offset by losses related to fixed income, equity securities trading, and credit portfolio management activities.
(b)	The allocation between proprietary and nonproprietary is made based upon whether the trade is conducted for the benefit of Key or Key’s clients rather than based upon rulemaking under the Volcker Rule. The prohibitions and restrictions on proprietary trading activities contemplated by the Volcker Rule were detailed in a final rule approved by federal banking regulators in December 2013, which became effective April 1, 2014. For more information, see the discussion under the heading “Other regulatory developments under the Dodd-Frank Act – ‘Volcker Rule’” in the section entitled “Supervision and Regulation” in Item 1 of our 2013 Form 10-K.

The following discussion explains the composition of certain elements of our noninterest income and the factors that caused those elements to change.

Trust and investment services income

Trust and investment services income is our largest source of noninterest income and consists of brokerage commissions, trust and asset management commissions, and insurance income. The assets under management that primarily generate these revenues are shown in Figure 12. For the three and six months ended June 30, 2014, trust and investment services income decreased $6 million, or 6%, and $3 million, or 1.5%, respectively, as compared to the same periods one year ago.

A significant portion of our trust and investment services income depends on the value and mix of assets under management. At June 30, 2014, our bank, trust, and registered investment advisory subsidiaries had assets under management of $39.7 billion, compared to $35.5 billion at June 30, 2013. As shown in Figure 12, increases in the equity and securities lending portfolios were primarily attributable to market appreciation. Although total assets under management increased from one year ago, trust and investment services income declined due to a change in the mix of investment type, with the lower-fee portfolios increasing faster than the higher-fee portfolios.

Figure 12. Assets Under Management

	2014		2013
in millions	Second	First	Fourth	Third	Second
Assets under management by investment type:
Equity	$21,576	$20,788	$20,971	$19,761	$19,658
Securities lending	5,397	5,333	3,422	3,740	3,202
Fixed income	9,961	10,011	9,767	9,997	10,066
Money market	2,735	2,761	2,745	2,612	2,618

Total	$39,669	$38,893	$36,905	$36,110	$35,544

Investment banking and debt placement fees

Investment banking and debt placement fees consist of syndication fees, debt and equity financing fees, financial advisor fees, gains on sales of commercial mortgages, and agency origination fees. Investment banking and debt placement fees increased $15 million, or 17.9%, for the second quarter of 2014 and $20 million, or 12.3%, for the six months ended June 30, 2014, as compared to the same periods one year ago. These increases reflect the benefits of our business model – focusing on targeted industries.

Service charges on deposit accounts

Service charges on deposit accounts declined $5 million, or 7%, and $11 million, or 7.9%, for the three and six months ended June 30, 2014, as compared to the same periods one year ago due to lower non-sufficient funds and overdraft charges.

Operating lease income and other leasing gains

Operating lease income and other leasing gains increased $13 million, or 59.1%, for the second quarter of 2014 and $17 million, or 36.2%, for the six months ended June 30, 2014, compared to the same periods one year ago. The increase was due to a $17 million gain on the early termination of a leveraged lease in the second quarter of 2014, partially offset by product run-off. Expense related to the rental of leased equipment is presented in Figure 13 as “operating lease expense.”

Cards and payments income

Cards and payments income, which consists of debit card, consumer and commercial credit card, and merchant services income, increased $1 million, or 2.4%, from the year-ago quarter, and $2 million, or 2.5%, for the six months ended June 30, 2014, as compared to the same period one year ago. These increases are due to higher credit card and merchant fees, partially offset by lower ATM debit card and surcharge income.

Consumer mortgage income

Consumer mortgage income decreased $4 million, or 66.7%, from the year-ago quarter, and $9 million, or 69.2%, for the six months ended June 30, 2014, as compared to the same period one year ago, primarily due to lower mortgage originations.

Mortgage servicing fees

Mortgage servicing fees decreased $2 million, or 15.4%, from the year-ago quarter and increased $5 million, or 23.8%, for the six months ended June 30, 2014, as compared to the same period one year ago due to higher levels of servicing fees as a result of the 2013 acquisition of a commercial mortgage servicing portfolio.

Other income

Other income, which consists primarily of gain on sale of certain loans, other service charges, and certain dealer trading income, decreased $1 million, or 10%, from the year-ago quarter and $9 million, or 28.1%, for the six months ended June 30, 2014, due to lower trading income, as shown in Figure 11.

Noninterest expense

As shown in Figure 13, noninterest expense was $689 million for the second quarter of 2014, compared to $711 million for the year-ago quarter, representing a decrease of $22 million, or 3.1%. This decline reflects lower efficiency charges of $13 million. Excluding the impact of efficiency charges, the $9 million decrease in expenses was mostly due to a decline in salaries and employee benefits.

For the six months ended June 30, 2014, noninterest expense decreased $41 million, or 2.9%, compared to the same period one year ago. Personnel expense declined $20 million, and nonpersonnel expense decreased $21 million from one year ago. This decline in noninterest expense reflects lower efficiency charges of $18 million. Excluding the impact of efficiency charges, the $23 million decrease in expenses was mostly due to declines in salaries, technology contract labor, net, and the provision (credit) for losses on lending-related commitments.

Figure 13. Noninterest Expense

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2014	2013	Amount	Percent	2014	2013	Amount	Percent
Personnel	$389	$406	$(17)	(4.2)%	$777	$797	$(20)	(2.5)%
Net occupancy	68	72	(4)	(5.6)	132	136	(4)	(2.9)
Computer processing	41	39	2	5.1	79	78	1	1.3
Business services and professional fees	41	37	4	10.8	82	72	10	13.9
Equipment	24	27	(3)	(11.1)	48	53	(5)	(9.4)
Operating lease expense	10	11	(1)	(9.1)	20	23	(3)	(13.0)
Marketing	13	11	2	18.2	18	17	1	5.9
FDIC assessment	6	8	(2)	(25.0)	12	16	(4)	(25.0)
Intangible asset amortization	9	10	(1)	(10.0)	19	22	(3)	(13.6)
Provision (credit) for losses on lending-related commitments	2	5	(3)	(60.0)	—	8	(8)	N/M
OREO expense, net	1	1	—	—	2	4	(2)	(50.0)
Other expense	85	84	1	1.2	162	166	(4)	(2.4)

Total noninterest expense	$689	$711	$(22)	(3.1)%	$1,351	$1,392	$(41)	(2.9)%

Average full-time equivalent employees (a)	13,867	14,999	(1,132)	(7.5)%	13,961	15,197	(1,236)	(8.1)%

(a)	The number of average full-time-equivalent employees was not adjusted for discontinued operations.

The following discussion explains the composition of certain elements of our noninterest expense and the factors that caused those elements to change.

Personnel

As shown in Figure 14, personnel expense, the largest category of our noninterest expense, decreased by $17 million, or 4.2%, in the second quarter of 2014 when compared to the year-ago quarter. For the six months ended June 30, 2014, personnel expense declined $20 million, or 2.5%, from the same period one year ago. Salaries, technology contract labor, net, employee benefits, and severance all declined from one year ago. These decreases were partially offset by increases in incentive compensation and stock-based compensation.

Figure 14. Personnel Expense

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2014	2013	Amount	Percent	2014	2013	Amount	Percent
Salaries	$224	$227	$(3)	(1.3)%	$444	$449	$(5)	(1.1)%
Technology contract labor, net	14	19	(5)	(26.3)	31	37	(6)	(16.2)
Incentive compensation	81	77	4	5.2	153	150	3	2.0
Employee benefits	50	56	(6)	(10.7)	113	115	(2)	(1.7)
Stock-based compensation	10	9	1	11.1	21	19	2	10.5
Severance	10	18	(8)	(44.4)	15	27	(12)	(44.4)

Total personnel expense	$389	$406	$(17)	(4.2)%	$777	$797	$(20)	(2.5)%

Operating lease expense

Operating lease expense decreased $1 million, or 9.1%, from the year-ago quarter and $3 million, or 13%, from the six-month period ended one year ago due to product run-off. Income related to the rental of leased equipment is presented in Figure 10 as “operating lease income and other leasing gains.”

Other expense

Other expense is comprised of various miscellaneous expense items. The $1 million, or 1.2% increase in the current quarter compared to the year-ago quarter and the $4 million, or 2.4%, decrease in the first six months of 2014 as compared to the same period one year ago reflects fluctuations in several of those line items.

Income taxes

We recorded tax expense from continuing operations of $76 million for the second quarter of 2014 and $72 million for the second quarter of 2013. For the first six months of 2014, we recorded tax expense from continuing operations of $168 million, compared to $142 million for the same period last year.

Our federal tax expense (benefit) differs from the amount that would be calculated using the federal statutory tax rate, primarily because we generate income from investments in tax-advantaged assets, such as corporate-owned life insurance, earn credits associated with investments in low-income housing projects, and make periodic adjustments to our tax reserves. In addition, during the second quarter of 2014, our effective tax rate was lower due to the early termination of certain leveraged leases that resulted in nontaxable gains pursuant to a prior settlement with the IRS.

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

Figure 15 summarizes the contribution made by each major business segment to our “taxable-equivalent revenue from continuing operations” and “income (loss) from continuing operations attributable to Key” for the three- and six-month periods ended June 30, 2014, and June 30, 2013.

Figure 15. Major Business Segments—Taxable-Equivalent (TE) Revenue from Continuing Operations and Income (Loss) from Continuing Operations Attributable to Key

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2014	2013	Amount	Percent	2014	2013	Amount	Percent
REVENUE FROM CONTINUING OPERATIONS (TE)
Key Community Bank	$550	$583	$(33)	(5.7)%	$1,091	$1,157	$(66)	(5.7)%
Key Corporate Bank	394	378	16	4.2	785	761	24	3.2
Other Segments	91	56	35	62.5	161	110	51	46.4

Total Segments	1,035	1,017	18	1.8	2,037	2,028	9	0.4
Reconciling Items	(1)	(2)	1	N/M	1	1	—	—

Total	$1,034	$1,015	$19	1.9%	$2,038	$2,029	$9	0.4%

INCOME (LOSS) FROM CONTINUING OPERATIONS ATTRIBUTABLE TO KEY
Key Community Bank	$55	$52	$3	5.8%	$117	$98	$19	19.4%
Key Corporate Bank	118	121	(3)	(2.5)	239	234	5	2.1
Other Segments	72	49	23	46.9	127	93	34	36.6

Total Segments	245	222	23	10.4	483	425	58	13.6
Reconciling Items	2	(23)	25	N/M	2	(25)	27	N/M

Total	$247	$199	$48	24.1%	$485	$400	$85	21.3%

Key Community Bank summary of operations

•	Average loan balances up 3.0% from prior year

•	Average core deposits up 3.6% from prior year

•	Net income attributable to Key Community Bank up 5.8% from the prior year

As shown in Figure 16, Key Community Bank recorded net income attributable to Key of $55 million for the second quarter of 2014, compared to net income attributable to Key of $52 million for the year-ago quarter.

Taxable-equivalent net interest income decreased by $21 million, or 5.5%, from the second quarter of 2013. Average loans and leases grew 3.0% driven by increases in commercial, financial and agricultural loans, while average deposits increased 1.4% from one year ago. However, these volume-related increases were offset by declines in the deposit spread as a result of the continued low-rate environment.

Noninterest income declined by $12 million, or 6%, from the year-ago quarter. Other noninterest income decreased $6 million from prior year primarily due to declines in consumer mortgage income, corporate services income, and trading income. Service charges on deposit accounts declined $5 million due to lower non-sufficient funds and overdraft charges.

The provision for loan and lease losses decreased by $18 million, or 43.9%, from the second quarter of 2013. Net loan charge-offs decreased $9 million from the same period one year ago.

Noninterest expense declined by $19 million, or 4.1%, from the year-ago quarter as a result of Key’s continued focus on expense management. Personnel expense decreased $6 million primarily due to declines in salaries and employee benefits. Nonpersonnel expense decreased $13 million primarily due to decreases in outside loan servicing, and computer processing, equipment, and other miscellaneous costs related to branch closures.

Figure 16. Key Community Bank

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2014	2013	Amount	Percent	2014	2013	Amount	Percent
SUMMARY OF OPERATIONS
Net interest income (TE)	$362	$383	$(21)	(5.5)%	$725	$770	$(45)	(5.8)%
Noninterest income	188	200	(12)	(6.0)	366	387	(21)	(5.4)

Total revenue (TE)	550	583	(33)	(5.7)	1,091	1,157	(66)	(5.7)
Provision (credit) for loan and lease losses	23	41	(18)	(43.9)	32	99	(67)	(67.7)
Noninterest expense	440	459	(19)	(4.1)	873	902	(29)	(3.2)

Income (loss) before income taxes (TE)	87	83	4	4.8	186	156	30	19.2
Allocated income taxes (benefit) and TE adjustments	32	31	1	3.2	69	58	11	19.0

Net income (loss) attributable to Key	$55	$52	$3	5.8%	$117	$98	$19	19.4%

AVERAGE BALANCES
Loans and leases	$30,025	$29,161	$864	3.0%	$29,909	$29,069	$840	2.9%
Total assets	32,145	31,571	574	1.8	32,045	31,523	522	1.7
Deposits	50,146	49,473	673	1.4	49,986	49,411	575	1.2
Assets under management at period end	$27,319	$23,213	$4,106	17.7%	$27,319	$23,213	$4,106	17.7%

ADDITIONAL KEY COMMUNITY BANK DATA

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2014	2013	Amount	Percent	2014	2013	Amount	Percent
NONINTEREST INCOME
Trust and investment services income	$67	$68	$(1)	(1.5)%	$134	$133	$1	.8%
Services charges on deposit accounts	55	60	(5)	(8.3)	107	117	(10)	(8.5)
Cards and payments income	38	38	—	—	73	71	2	2.8
Other noninterest income	28	34	(6)	(17.6)	52	66	(14)	(21.2)

Total noninterest income	$188	$200	$(12)	(6.0)%	$366	$387	$(21)	(5.4)%

AVERAGE DEPOSITS OUTSTANDING
NOW and money market deposit accounts	$27,574	$26,341	$1,233	4.7%	$27,501	$26,226	$1,275	4.9%
Savings deposits	2,483	2,536	(53)	(2.1)	2,474	2,499	(25)	(1.0)
Certificates of deposits ($100,000 or more)	2,169	2,443	(274)	(11.2)	2,166	2,471	(305)	(12.3)
Other time deposits	3,580	4,195	(615)	(14.7)	3,626	4,319	(693)	(16.0)
Deposits in foreign office	294	284	10	3.5	302	277	25	9.0
Noninterest-bearing deposits	14,046	13,674	372	2.7	13,917	13,619	298	2.2

Total deposits	$50,146	$49,473	$673	1.4%	$49,986	$49,411	$575	1.2%

HOME EQUITY LOANS
Average balance	$10,321	$9,992
Weighted-average loan-to-value ratio (at date of origination)	71%	71%
Percent first lien positions	59	57
OTHER DATA
Branches	1,009	1,052
Automated teller machines	1,311	1,359

Key Corporate Bank summary of operations

•	Average loan balances up 14.5% from the prior year

•	Average deposits up 3.3% from the prior year

•	Investment banking and debt placement fees increased 18.3% from the prior year

As shown in Figure 17, Key Corporate Bank recorded net income attributable to Key of $118 million for the second quarter of 2014, compared to $121 million for the same period one year ago.

Taxable-equivalent net interest income increased by $11 million, or 5.6%, compared to the second quarter of 2013. Average earning assets increased $3.1 billion, or 14.6%, from the year-ago quarter, primarily driven by loan growth in commercial, financial and agricultural and real estate commercial mortgage. This growth in earning assets drove an increase of $7 million in earning asset spread and a $2 million increase in loan fees. Average deposit balances increased $521 million, or 3.3%, from the year-ago quarter, driven by increases in Public Sector as well as increases related to the commercial mortgage servicing acquisition.

Noninterest income increased by $5 million, or 2.7%, from the second quarter of 2013. The increase in investment banking and debt placement fees of $15 million was partially offset by declines in trust and investment services income, mortgage servicing fees, and other miscellaneous fees from the year-ago quarter.

The provision for loan and lease losses increased $7 million compared to the second quarter of 2013. There were net recoveries of $2 million for the second quarter of 2014 compared to net recoveries of $4 million for the same period one year ago.

Noninterest expense increased by $14 million, or 7.2%, from the second quarter of 2013. Increased personnel costs and higher expenses related to low-income housing tax credit investments were the primary drivers.

Figure 17. Key Corporate Bank

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2014	2013	Amount	Percent	2014	2013	Amount	Percent
SUMMARY OF OPERATIONS
Net interest income (TE)	$207	$196	$11	5.6%	$401	$391	$10	2.6%
Noninterest income	187	182	5	2.7	384	370	14	3.8

Total revenue (TE)	394	378	16	4.2	785	761	24	3.2
Provision (credit) for loan and lease losses	—	(7)	7	N/M	(1)	(4)	3	N/M
Noninterest expense	208	194	14	7.2	409	397	12	3.0

Income (loss) before income taxes (TE)	186	191	(5)	(2.6)	377	368	9	2.4
Allocated income taxes and TE adjustments	66	70	(4)	(5.7)	136	134	2	1.5

Net income (loss)	120	121	(1)	(.8)	241	234	7	3.0
Less: Net income (loss) attributable to noncontrolling interests	2	—	2	N/M	2	—	2	N/M

Net income (loss) attributable to Key	$118	$121	$(3)	(2.5)%	$239	$234	$5	2.1%

AVERAGE BALANCES
Loans and leases	$22,361	$19,536	$2,825	14.5%	$21,906	$19,501	$2,405	12.3%
Loans held for sale	429	466	(37)	(7.9)	429	438	(9)	(2.1)
Total assets	26,194	23,251	2,943	12.7	25,781	23,216	2,565	11.0
Deposits	16,127	15,606	521	3.3	15,964	14,790	1,174	7.9
Assets under management at period end	$12,350	$12,331	$19	.2%	$12,350	$12,331	$19	.2%

ADDITIONAL KEY CORPORATE BANK DATA

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2014	2013	Amount	Percent	2014	2013	Amount	Percent
NONINTEREST INCOME
Trust and investment services income	$28	$33	$(5)	(15.2)%	$59	$64	$(5)	(7.8)%
Investment banking and debt placement fees	97	82	15	18.3	181	161	20	12.4
Operating lease income and other leasing gains	11	13	(2)	(15.4)	33	28	5	17.9
Corporate services income	30	30	—	—	58	58	—	—
Service charges on deposit accounts	11	11	—	—	21	22	(1)	(4.5)
Cards and payments income	4	4	—	—	7	8	(1)	(12.5)

Payments and services income	45	45	—	—	86	88	(2)	(2.3)
Mortgage servicing fees	11	13	(2)	(15.4)	26	21	5	23.8
Other noninterest income	(5)	(4)	(1)	N/M	(1)	8	(9)	N/M

Total noninterest income	$187	$182	$5	2.7%	$384	$370	$14	3.8%

Other Segments

Other Segments consist of Corporate Treasury, Community Development, Key’s Principal Investing unit, and various exit portfolios. Other Segments generated net income attributable to Key of $72 million for the second quarter of 2014, compared to net income attributable to Key of $49 million for the same period last year. These results were primarily attributable to an increase in net gains (losses) from principal investing of $20 million and higher operating lease income and other leasing gains of $17 million due to the early termination of a leveraged lease.

Financial Condition

Loans and loans held for sale

At June 30, 2014, total loans outstanding from continuing operations were $55.6 billion, compared to $54.5 billion at December 31, 2013, and $53.1 billion at June 30, 2013. Loans related to the discontinued operations of the education lending business, which are excluded from total loans at June 30, 2014, December 31, 2013, and June 30, 2013, totaled $4.2 billion, $4.5 billion, and $5.0 billion, respectively. The increase in our outstanding loans from continuing operations over the past twelve months results primarily from increased lending activity in our commercial, financial and agricultural portfolio. For more information on balance sheet carrying value, see Note 1 (“Summary of Significant Accounting Policies”) under the headings “Loans” and “Loans Held for Sale” on pages 117-118 of our 2013 Form 10-K.

Commercial loan portfolio

Commercial loans outstanding were $39.6 billion at June 30, 2014, an increase of $2.5 billion, or 6.9%, compared to June 30, 2013.

Commercial, financial and agricultural. Our commercial, financial and agricultural loans, also referred to as “commercial and industrial,” represented 47% of our total loan portfolio at June 30, 2014, 46% at December 31, 2013, and 45% at June 30, 2013, and are the largest component of our total loans. These loans are originated by both Key Corporate Bank and Key Community Bank and consist of fixed and variable rate loans to our large, middle market, and small business clients.

Figure 18 provides our commercial, financial and agricultural loans by industry classification at June 30, 2014, December 31, 2013, and June 30, 2013.

Figure 18. Commercial, Financial and Agricultural Loans

	June 30, 2014		December 31, 2013		June 30, 2013
dollars in millions	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Industry classification:
Services	$5,994	22.8%	$6,036	24.2%	$5,502	23.2%
Manufacturing	4,568	17.3	4,238	17.0	4,099	17.3
Public utilities	1,869	7.1	1,838	7.4	1,735	7.3
Financial services	2,424	9.2	2,155	8.6	2,063	8.7
Wholesale trade	2,071	7.9	1,838	7.4	1,929	8.1
Retail trade	989	3.8	993	4.0	993	4.2
Mining	786	3.0	634	2.5	671	2.8
Dealer floor plan	1,245	4.7	1,345	5.4	1,126	4.8
Property management	909	3.5	877	3.5	810	3.4
Transportation	1,196	4.5	953	3.8	853	3.6
Building contractors	687	2.6	526	2.1	489	2.1
Agriculture/forestry/fishing	518	2.0	542	2.2	525	2.2
Insurance	195	.7	169	.7	170	.7
Public administration	560	2.1	432	1.7	354	1.5
Communications	174	.7	204	.8	204	.9
Other	2,142	8.1	2,183	8.7	2,192	9.2

Total	$26,327	100.0%	$24,963	100.0%	$23,715	100.0%

Commercial, financial and agricultural loans increased $2.6 billion, or 11.0%, from the same period last year, with Key Corporate Bank increasing $2.4 billion and Key Community Bank up $215 million. We have experienced growth in new high credit quality loan commitments, and utilization with clients in our middle market segment and Institutional and Capital Markets business. Our two largest industry classifications—services and manufacturing—increased by 8.9% and 11.4%, respectively, when compared to one year ago. The services and manufacturing industries represented 23% and 17%, respectively, of the total commercial, financial and agricultural loan portfolio at June 30, 2014, and June 30, 2013. At the end of each period provided in Figure 18 above, loans in the services and manufacturing industry classifications accounted for over 40% of our total commercial, financial and agricultural loan portfolio.

Services, manufacturing, and public utilities are focus areas where we maintain dedicated industry verticals that are staffed by relationship managers who possess deep industry experience and knowledge. Our loans in the services classification grew by $492 million, or 8.9%, compared to last year. The growth in the services loan portfolio was in large part due to increases in lending to large corporate, middle market, and business banking clients, and was partially offset by decreases in loans to clients in private bank and real estate. Loans in the manufacturing classification grew by $469 million, or 11.4%, compared to the same period one year ago. Increases in lending to large corporate, middle market, and business banking clients accounted for the majority of the growth in this classification. Loans in the public utilities classification grew by $134 million, or 7.7%, compared to last year.

Commercial real estate loans. Our commercial real estate (“CRE”) lending business is conducted through two primary sources: our 12-state banking franchise, and KeyBank Real Estate Capital, a national line of business that cultivates relationships with owners of CRE located both within and beyond the branch system. This line of business deals primarily with nonowner-occupied properties (generally properties for which at least 50% of the debt service is provided by rental income from nonaffiliated third parties) and accounted for approximately 59% of our average year-to-date CRE loans, compared to 55% one year ago. KeyBank Real Estate Capital generally focuses on larger owners and operators of CRE.

CRE loans represented 16% of our total loan portfolio at June 30, 2014, and June 30, 2013. These loans, which include both owner- and nonowner-occupied properties, represented 23% of our commercial loan portfolio at June 30, 2014, and June 30, 2013. These loans were $9.0 billion at June 30, 2014, compared to $8.5 billion at June 30, 2013. We have been de-risking the portfolio by changing our focus from developers to owners of completed and stabilized CRE.

Figure 19 includes commercial mortgage and construction loans in both Key Community Bank and Key Corporate Bank. As shown in Figure 19, this loan portfolio is diversified by both property type and geographic location of the underlying collateral.

As presented in Figure 19, at June 30, 2014, our CRE portfolio included mortgage loans of $7.9 billion and construction loans of $1.1 billion, representing 14% and 2%, respectively, of our total loans. At June 30, 2014, nonowner-occupied loans represented 11% of our total loans and owner-occupied loans represented 5% of our total loans. The average size of mortgage loans originated during the second quarter of 2014 was $4.1 million, and our largest mortgage loan at June 30, 2014, had a balance of $105 million. At June 30, 2014, our average construction loan commitment was $6 million. Our largest construction loan commitment was $59.8 million, and our largest construction loan amount outstanding was $52.7 million.

Also shown in Figure 19, 69% of our CRE loans at June 30, 2014, were for nonowner-occupied properties compared to 65% at June 30, 2013. Approximately 14% of these loans were construction loans at June 30, 2014, compared to 16% at June 30, 2013. Typically, these properties are not fully leased at the origination of the loan. The borrower relies upon additional leasing through the life of the loan to provide the cash flow necessary to support debt service payments. A significant decline in economic growth, and in turn, rental rates and occupancy would adversely affect our portfolio of construction loans.

Figure 19. Commercial Real Estate Loans

June 30, 2014	Geographic Region								Percent of		Commercial
dollars in millions	West	Southwest	Central	Midwest	Southeast	Northeast	National	Total	Total	Construction	Mortgage
Nonowner-occupied:
Retail properties	$152	$141	$92	$87	$204	$53	$128	$857	9.5%	$82	$775
Multifamily properties	433	149	373	483	766	150	140	2,494	27.7	606	1,888
Health facilities	190	—	243	147	84	225	257	1,146	12.7	43	1,103
Office buildings	230	12	88	103	33	84	—	550	6.2	76	474
Warehouses	162	—	28	107	81	72	59	509	5.7	9	500
Manufacturing facilities	4	—	13	7	60	1	36	121	1.3	2	119
Hotels/Motels	15	5	3	37	19	6	—	85	.9	—	85
Residential properties	1	—	23	5	8	18	8	63	.7	26	37
Land and development	7	—	9	8	15	14	—	53	.6	42	11
Other	107	—	8	10	48	82	86	341	3.8	14	327

Total nonowner-occupied	1,301	307	880	994	1,318	705	714	6,219	69.1	900	5,319
Owner-occupied	1,178	9	300	629	38	620	—	2,774	30.9	147	2,627

Total	$2,479	$316	$1,180	$1,623	$1,356	$1,325	$714	$8,993	100.0%	$1,047	$7,946

Nonowner-occupied:
Nonperforming loans	$2	—	—	$5	—	$8	—	$15	N/M	$9	$6
Accruing loans past due 90 days or more	7	—	—	4	—	5	—	16	N/M	5	11
Accruing loans past due 30 through 89 days	—	—	—	2	$26	—	—	28	N/M	2	26

West	–	Alaska, California, Hawaii, Idaho, Montana, Oregon, Washington, and Wyoming

Southwest	–	Arizona, Nevada, and New Mexico

Central	–	Arkansas, Colorado, Oklahoma, Texas, and Utah

Midwest	–	Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, and Wisconsin

Southeast	–	Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, Washington D.C., and West Virginia

Northeast	–	Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, and Vermont

National	–	Accounts in three or more regions

During the first six months of 2014, nonperforming loans related to nonowner-occupied properties decreased by $8 million from December 31, 2013, to $15 million at June 30, 2014, and also decreased by $73 million when compared to June 30, 2013. Our nonowner-occupied CRE portfolio has increased by 13.1%, or approximately $718 million, since June 30, 2013.

If the economic recovery stalls, it may weaken the CRE market fundamentals (i.e., vacancy rates, the stability of rental income, and asset values), leading to reduced cash flow to support debt service payments. Reduced client cash flow would adversely affect our ability to collect such payments. Accordingly, the value of our CRE loan portfolio could be adversely affected.

Commercial lease financing. We conduct commercial lease financing arrangements through our KEF line of business and have both the scale and array of products to compete in the equipment lease financing business. Commercial lease financing receivables represented 11% of commercial loans at June 30, 2014, and 13% at June 30, 2013.

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

If loan terms are extended at less than normal market rates for similar lending arrangements, our Asset Recovery Group is consulted to help determine if any concession granted would result in designation as a TDR. Transfer to our Asset Recovery Group is considered for any commercial loan determined to be a TDR. During the first six months of 2014, there were $3 million of new restructured commercial loans.

For more information on concession types for our commercial accruing and nonaccruing TDRs, see Note 4 (“Asset Quality”).

Figure 20. Commercial TDRs by Note Type and Accrual Status

	June 30,	March 31,	December 31,	September 30,	June 30,
in millions	2014	2014	2013	2013	2013
Commercial TDRs by Note Type
Tranche A	$38	$61	$107	$135	$102

Total Commercial TDRs	$38	$61	$107	$135	$102

Commercial TDRs by Accrual Status
Nonaccruing	$26	$49	$52	$84	$50
Accruing	12	12	55	51	52

Total Commercial TDRs	$38	$61	$107	$135	$102

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

As of June 30, 2014, we had $3.4 million of mortgage and construction loans that had a loan-to-value ratio greater than 1.0, and were accounted for as performing loans. These loans were not considered impaired due to one or more of the following factors: (i) underlying cash flow adequate to service the debt at a market rate of return with adequate amortization; (ii) a satisfactory borrower payment history; and (iii)  acceptable guarantor support.

Consumer loan portfolio

Consumer loans outstanding decreased by $39 million, or .2%, from one year ago. The home equity portfolio is the largest segment of our consumer loan portfolio. Approximately 97% of this portfolio at June 30, 2014, was originated from our Key Community Bank within our 12-state footprint. The remainder of the portfolio, which has been in an exit mode since the fourth quarter of 2007, was originated from the Consumer Finance line of business and is now included in Other Segments. Home equity loans in Key Community Bank increased by $206 million, or 2%, over the past twelve months as a result of stabilized home values, improved employment, and favorable borrowing conditions.

As shown in Figure 16, we held the first lien position for approximately 59% of the Key Community Bank home equity portfolio at June 30, 2014, and 57% at June 30, 2013. For consumer loans with real estate collateral, we track borrower performance monthly. Regardless of the lien position, credit metrics are refreshed quarterly, including recent Fair Isaac Corporation scores as well as original and updated loan-to-value ratios. This information is used in establishing the ALLL. Our methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” beginning on page 118 of our 2013 Form 10-K.

Regulatory guidance issued in January 2012 addressed specific risks and required actions within home equity portfolios associated with second lien loans. At June 30, 2014, 41% of our home equity portfolio was secured by second lien mortgages. On at least a quarterly basis, we continue to monitor the risk characteristics of these loans when determining whether our loss estimation methods are appropriate.

Figure 21 summarizes our home equity loan portfolio by source at the end of each of the last five quarters, as well as certain asset quality statistics and yields on the portfolio as a whole.

Figure 21. Home Equity Loans

	2014		2013
dollars in millions	Second	First	Fourth	Third	Second
SOURCES OF PERIOD-END LOANS
Key Community Bank	$10,379	$10,281	$10,340	$10,285	$10,173
Other	300	315	334	353	375

Total	$10,679	$10,596	$10,674	$10,638	$10,548

Nonperforming loans at period end	$189	$199	$220	$211	$221
Net loan charge-offs for the period	10	9	13	14	19
Yield for the period	4.03%	4.04%	4.04%	4.05%	4.07%

Loans held for sale

As shown in Note 3 (“Loans and Loans Held for Sale”), our loans held for sale decreased to $435 million at June 30, 2014, from $611 million at December 31, 2013, and totaled $402 million at June 30, 2013.

At June 30, 2014, loans held for sale included $181 million of commercial, financial and agricultural loans, which increased by $159 million from June 30, 2013, $221 million of commercial mortgage loans, which decreased $97 million from June 30, 2013, and $23 million of residential mortgage loans, which decreased $25 million from June 30, 2013.

Loan sales

As shown in Figure 22, during the first six months of 2014, we sold $1.2 billion of CRE loans, $177 million of residential real estate loans, $168 million of commercial loans, and $84 million of commercial lease financing loans. Most of these sales came from the held-for-sale portfolio; however, $67 million of these loan sales related to the held-to-maturity portfolio.

Loan sales classified as held for sale generated net gains of $40 million in the first six months of 2014 and are included in “investment banking and debt placement fees” and “other income” on the income statement.

Among the factors that we consider in determining which loans to sell are:

•	our business strategy for particular lending areas;

•	whether particular lending businesses meet established performance standards or fit with our relationship banking strategy;

•	our A/LM needs;

•	the cost of alternative funding sources;

•	the level of credit risk;

•	capital requirements; and

•	market conditions and pricing.

Figure 22 summarizes our loan sales for the first six months of 2014 and all of 2013.

Figure 22. Loans Sold (Including Loans Held for Sale)

			Commercial
		Commercial	Lease	Residential
in millions	Commercial	Real Estate	Financing	Real Estate	Total
2014
Second quarter	$152	$679	$45	$104	$980
First quarter	16	489	39	73	617

Total	$168	$1,168	$84	$177	$1,597

2013
Fourth quarter	$39	$1,504	$141	$102	$1,786
Third quarter	17	923	129	184	1,253
Second quarter	181	815	90	226	1,312
First quarter	38	880	69	328	1,315

Total	$275	$4,122	$429	$840	$5,666	(a)

(a)	Excludes education loans of $147 million sold during 2013 that relate to the discontinued operations of the education lending business.

Figure 23 shows loans that are either administered or serviced by us, but not recorded on the balance sheet, and includes loans that were sold.

Figure 23. Loans Administered or Serviced

	June 30,	March 31,	December 31,	September 30,	June 30,
in millions	2014	2014	2013	2013	2013
Commercial real estate loans (a)	$179,194	$174,601	$177,731	$199,464	$172,398
Commercial lease financing	708	717	717	623	548
Commercial loans	327	325	327	345	352

Total	$180,229	$175,643	$178,775	$200,432	$173,298

In the event of default by a borrower, we are subject to recourse with respect to approximately $1.4 billion of the $180 billion of loans administered or serviced at June 30, 2014. Additional information about this recourse arrangement is included in Note 15 (“Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with FNMA.”

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

Securities

Our securities portfolio totaled $17.4 billion at June 30, 2014, compared to $17.1 billion at December 31, 2013, and $18 billion at June 30, 2013. Available-for-sale securities were $12.2 billion at June 30, 2014, compared to $12.3 billion at December 31, 2013, and $13.3 billion at June 30, 2013. Held-to-maturity securities were $5.2 billion at June 30, 2014, compared to $4.8 billion at December 31, 2013, and $4.7 billion at June 30, 2013. Essentially all of our held-to-maturity securities portfolio was invested in CMOs at June 30, 2014.

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

Figure 24. Mortgage-Backed Securities by Issuer

	June 30,	December 31,	June 30,
in millions	2014	2013	2013
FHLMC	$6,375	$7,047	$7,864
FNMA	5,564	5,978	6,127
GNMA	5,444	3,997	3,928

Total (a)	$17,383	$17,022	$17,919

(a)	Includes securities held in the available-for-sale and held-to-maturity portfolios.

Securities available for sale

The majority of our securities available-for-sale portfolio consists of CMOs, which are debt securities secured by a pool of mortgages or mortgage-backed securities. CMOs generate interest income and serve as collateral to support certain pledging agreements. At June 30, 2014, we had $12.2 billion invested in CMOs and other mortgage-backed securities in the available-for-sale portfolio, compared to $12.3 billion at December 31, 2013, and $13.2 billion at June 30, 2013.

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

Throughout 2013 and the first half of 2014, our investing activities continued to complement other balance sheet developments and provide for our ongoing liquidity management needs. Our actions to not reinvest the monthly security cash flows at various times during this time period served to provide the liquidity necessary to address our funding requirements. These funding requirements included ongoing loan growth and occasional debt maturities. At other times, we may make additional investments that go beyond the replacement of maturities or mortgage security cash flows as our liquidity position and/or interest rate risk management strategies may require. Lastly, our focus on investing in GNMA-related securities is also related to liquidity management strategies as we continue to make progress in preparing for expected future regulatory requirements.

Figure 25 shows the composition, yields, and remaining maturities of our securities available for sale. For more information about these securities, including gross unrealized gains and losses by type of security and securities pledged, see Note 6 (“Securities”).

Figure 25. Securities Available for Sale

			Other
	States and	Collateralized	Mortgage-				Weighted-
	Political	Mortgage	Backed	Other			Average
dollars in millions	Subdivisions	Obligations (a)	Securities (a)	Securities (b)	Total		Yield (c)
June 30, 2014
Remaining maturity:
One year or less	$2	$331	—	—	$333		3.24%
After one through five years	16	9,498	$1,918	$22	11,454		2.26
After five through ten years	13	37	382	—	432		2.33
After ten years	—	—	5	—	5		5.49

Fair value	$31	$9,866	$2,305	$22	$12,224		—
Amortized cost	30	9,912	2,273	18	12,233		2.29%
Weighted-average yield (c)	6.18%	2.23%	2.50%	—	2.29	%(d)	—
Weighted-average maturity	4.4 years	3.4 years	4.4 years	3.5 years	3.5 years		—
December 31, 2013
Fair value	$40	$11,000	$1,286	$20	$12,346		—
Amortized cost	39	11,120	1,270	17	12,446		2.33%
June 30, 2013
Fair value	$44	$12,603	$584	$22	$13,253		—
Amortized cost	43	12,503	555	19	13,120		2.45%

(a)	Maturity is based upon expected average lives rather than contractual terms.
(b)	Includes primarily marketable equity securities.
(c)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.
(d)	Excludes $22 million of securities at June 30, 2014, that have no stated yield.

Held-to-maturity securities

Federal Agency CMOs constitute essentially all of our held-to-maturity securities. The remaining balance comprises foreign bonds and capital securities. Figure 26 shows the composition, yields and remaining maturities of these securities.

Figure 26. Held-to-Maturity Securities

	Collateralized					Weighted-
	Mortgage	Other				Average
dollars in millions	Obligations	Securities		Total		Yield (a)
June 30, 2014
Remaining maturity:
One year or less	—	$9		$9		2.42%
After one through five years	$5,126	11		5,137		1.91
After five through ten years	87	—		87		2.15

Amortized cost	$5,213	$20		$5,233		1.92%
Fair value	5,134	20		5,154		—
Weighted-average yield	1.92%	2.47	%(b)	1.92	%(b)	—
Weighted-average maturity	3.5 years	1.8 years		3.5 years		—
December 31, 2013
Amortized cost	$4,736	$20		$4,756		1.83%
Fair value	4,597	20		4,617		—
June 30, 2013
Amortized cost	$4,732	$18		$4,750		1.82%
Fair value	4,698	18		4,716		—

(a)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.
(b)	Excludes $5 million of securities at June 30, 2014, that have no stated yield.

Other investments

Principal investments — investments in equity and mezzanine instruments made by our Principal Investing unit — represented 61% of other investments at June 30, 2014. They include direct investments (investments made in a particular company) as well as indirect investments (investments made through funds that include other investors). Principal investments are predominantly made in privately-held companies and are carried at fair value. The fair value of the direct investments was $146 million at June 30, 2014, $141 million at December 31, 2013, and $186 million at June 30, 2013, while the fair value of the indirect investments was $399 million at June 30, 2014, $413 million at December 31, 2013, and $426 million at June 30, 2013. Under the requirements of the Volcker Rule, we will be required to dispose of some or all of our indirect principal investments. The implementation date of the Volcker Rule is July 21, 2015. Key is permitted to file for two one-year extensions, and an additional extension of up to five years for illiquid funds, to retain the indirect investments for a longer period of time. We plan to apply for the extensions and hold the investments. As of June 30, 2014, we have not committed to a plan to sell these investments. For more information about the Volcker Rule, see the discussion under the heading “Other regulatory developments under the Dodd-Frank Act— ‘Volcker Rule’” in the section entitled “Supervision and Regulation” in Item 1 of our 2013 Form 10-K.

In addition to principal investments, “other investments” include other equity and mezzanine instruments, such as certain real estate-related investments that are carried at fair value, as well as other types of investments that generally are carried at cost. There are indirect real-estate-related investments valued at $16 million at June 30, 2014, $23 million at December 31, 2013, and $32 million at June 30, 2013, that may be subject to the disposal requirements under the Volcker Rule, as described in the previous paragraph.

Most of our other investments are not traded on an active market. We determine the fair value at which these investments should be recorded based on the nature of the specific investment and all available relevant information. This review may encompass such factors as the issuer’s past financial performance and future potential, the values of public companies in comparable businesses, the risks associated with the particular business or investment type, current market conditions, the nature and duration of resale restrictions, the issuer’s payment history, our knowledge of the industry, third-party data, and other relevant factors. During the first six months of 2014, net gains from our principal investing activities (including results attributable to noncontrolling interests) totaled $51 million, which includes $32 million of net unrealized gains. These net gains are recorded as “net gains (losses) from principal investing” on the income statement. Additional information regarding these investments is provided in Note 5 (“Fair Value Measurements”).

Deposits and other sources of funds

Domestic deposits are our primary source of funding. During the second quarter of 2014, average domestic deposits were $66.5 billion and represented 85% of the funds we used to support loans and other earning assets, compared to $64.9 billion and 86% during the second quarter of 2013. The composition of our average deposits is shown in Figure 8 in the section entitled “Net interest income.”

The increase in average domestic deposits from the second quarter of 2013 to the second quarter of 2014 was due to increases in demand deposits of $993 million and NOW and money market deposit accounts of $1.4 billion. These increases were mostly due to growth related to commercial client inflows as well as increases related to the commercial mortgage servicing business. This growth was partially offset by run-off in certificates of deposit.

Wholesale funds, consisting of deposits in our foreign office and short-term borrowings, averaged $2.7 billion during the second quarter of 2014, compared to $2.8 billion during the second quarter of 2013. The change from the second quarter of 2013 was caused by a $375 million decrease in federal funds purchased and securities sold under agreements to repurchase, partially offset by a $178 million increase in bank notes and other short-term borrowings and an $89 million increase in foreign office deposits.

Capital

At June 30, 2014, our shareholders’ equity was $10.5 billion, up $201 million from December 31, 2013. The following sections discuss certain factors that contributed to this change. For other factors that contributed to the change, see the Consolidated Statements of Changes in Equity (Unaudited).

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

During the second quarter of 2014, we repurchased $108 million of common shares under our 2014 capital plan authorization.

Dividends

As previously reported, our 2014 capital plan also proposed an increase in our quarterly common share dividend from $.055 to $.065 per share, which was approved by our Board of Directors in May 2014. Other changes to future dividends may be evaluated by the Board based upon our earnings, financial condition, and other factors, including regulatory review. Further information regarding the capital planning process and CCAR is included in the “Supervision and Regulation” section of our 2013 Form 10-K in Item 1. Business under the heading “Regulatory capital and liquidity.”

Consistent with the 2014 capital plan, we made a dividend payment of $.065 per share, or $57 million, on our common shares during the second quarter of 2014.

We also made a quarterly dividend payment of $1.9375 per share, or $5 million, on our Series A Preferred Stock during the second quarter of 2014.

Common shares outstanding

Our common shares are traded on the NYSE under the symbol KEY with 29,635 holders of record at June 30, 2014. Our book value per common share was $11.65 based on 876.8 million shares outstanding at June 30, 2014, compared to $11.25 per common share based on 890.7 million shares outstanding at December 31, 2013, and $10.89 per common share based on 912.9 million shares outstanding at June 30, 2013. At June 30, 2014, our tangible book value per common share was $10.50, compared to $10.11 per common share at December 31, 2013, and $9.77 per common share at June 30, 2013.

Figure 27 shows activities that caused the change in outstanding common shares over the past five quarters.

Figure 27. Changes in Common Shares Outstanding

	2014		2013
in thousands	Second	First	Fourth	Third	Second
Shares outstanding at beginning of period	884,869	890,724	897,821	912,883	922,581
Common shares repurchased	(7,824)	(9,845)	(7,659)	(16,364)	(10,786)
Shares reissued (returned) under employee benefit plans	(222)	3,990	562	1,302	1,088

Shares outstanding at end of period	876,823	884,869	890,724	897,821	912,883

As shown above, common shares outstanding decreased by 8.0 million shares during the second quarter of 2014 from share repurchases under our 2014 capital plan and the net activity in our employee benefit plans.

At June 30, 2014, we had 140.1 million treasury shares, compared to 126.2 million treasury shares at December 31, 2013, and 104.1 million treasury shares at June 30, 2013. Going forward we expect to reissue treasury shares as needed in connection with stock-based compensation awards and for other corporate purposes.

Information on repurchases of common shares by KeyCorp is included in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this report.

Capital adequacy

Capital adequacy is an important indicator of financial stability and performance. All of our capital ratios remain in excess of regulatory requirements at June 30, 2014. Our capital and liquidity levels are intended to position us to weather an adverse credit cycle while continuing to serve our clients’ needs, as well as to meet the Regulatory Capital Rules described in the “Supervision and regulation” section of Item 2 of this report. Our shareholders’ equity to assets ratio was 11.44% at June 30, 2014, compared to 11.09% at December 31, 2013, and 11.29% at June 30, 2013. Our tangible common equity to tangible assets ratio was 10.15% at June 30, 2014, compared to 9.80% at December 31, 2013, and 9.96% at June 30, 2013.

Banking industry regulators prescribe minimum capital ratios for BHCs like KeyCorp and their banking subsidiaries. Risk-based capital guidelines require a minimum level of capital as a percent of “risk-weighted assets.” Risk-weighted assets consist of total assets plus certain off-balance sheet and market risk items, subject to adjustment for predefined credit risk factors. Currently, banks and BHCs must maintain, at a minimum, Tier 1 capital as a percent of risk-weighted assets of 4.00% and total capital as a percent of risk-weighted assets of 8.00%. As of June 30, 2014, our Tier 1 risk-based capital ratio and our total risk-based capital ratio were 11.99% and 14.14%, respectively, compared to 11.96% and 14.33%, respectively, at December 31, 2013, and 11.93% and 14.65%, respectively, at June 30, 2013.

Another indicator of capital adequacy, the leverage ratio, is defined as Tier 1 capital as a percentage of average quarterly tangible assets. BHCs that either have the highest supervisory rating or have implemented the Federal Reserve’s risk-adjusted measure for market risk — as we have — must maintain a minimum leverage ratio of 3.00%. All other BHCs must maintain a minimum ratio of 4.00%. As of June 30, 2014, our leverage ratio was 11.24%, compared to 11.11% at December 31, 2013, and 11.25% at June 30, 2013.

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

As of June 30, 2014, our Tier 1 risk-based capital ratio, leverage ratio, and total risk-based capital ratio were 11.99%, 11.24%, and 14.14%, respectively. The trust preferred securities issued by the KeyCorp capital trusts contribute $339 million, or 40, 38, and 40 basis points, to our Tier 1 risk-based capital ratio, Tier 1 leverage ratio, and total risk-based capital ratio, respectively, as of June 30, 2014. The new minimum capital ratios under the Regulatory Capital Rules together with the estimated capital ratios of Key at June 30, 2014, calculated on a fully phased-in basis are set forth in Figure 4 of this report.

Federal banking regulations group FDIC-insured depository institutions into one of five prompt corrective action capital categories, ranging from “well capitalized” to “critically undercapitalized.” A “well capitalized” institution must meet or exceed the prescribed threshold ratios of 6.00% for Tier 1 risk-based capital, 5.00% for Tier 1 leverage capital, and 10.00% for total risk-based capital and must not be subject to any written agreement, order or directive to meet and maintain a specific capital level for any capital measure. If these provisions applied to BHCs, we believe we would qualify as “well capitalized” at June 30, 2014, and we believe there has not been any change in condition or event since that date that would cause a change in capital category. Analysis on an estimated basis, accounting for the phase-out of our trust preferred securities as Tier 1 eligible (and therefore as Tier 2 instead) as of June 30, 2014, also determines that we would qualify as “well capitalized” under current regulatory guidelines (Basel I), with the estimated Tier 1 risk-based capital ratio, estimated leverage ratio, and estimated total risk-based capital ratio being 11.59%, 10.87%, and 14.14%, respectively. Figure 5 in the “Supervision and Regulation” section above, describes the new threshold capital ratios for a “well capitalized” and an “adequately capitalized” institution under the Regulatory Capital Rules. The regulatory defined capital categories serve a limited supervisory function. Investors should not use our estimated ratios as a representation of our overall financial condition or prospects of KeyCorp. A discussion of the regulatory capital standards and other related capital adequacy regulatory standards is included in the section “Supervision and Regulation” under Item 1. Business of our 2013 Form 10-K under the heading “Regulatory capital and liquidity.”

Traditionally, the banking regulators have assessed bank and BHC capital adequacy based on both the amount and composition of capital, the calculation of which is prescribed in federal banking regulations. As a result of the financial crisis, the Federal Reserve has intensified its assessment of capital adequacy on a component of Tier 1 risk-based capital, known as Tier 1 common equity, and its review of the consolidated capitalization of systemically important financial companies, including KeyCorp. The capital modifications mandated by the Regulatory Capital Rules are consistent with the renewed focus on Tier 1 common equity and the consolidated capitalization of banks, BHCs, and covered nonbank financial companies, which resulted from the financial crisis. Tier 1 common equity is neither formally defined by GAAP nor prescribed in amount by federal banking regulations; this measure is considered to be a non-GAAP financial measure. Figure 7 in the “Highlights of Our Performance” section reconciles Key shareholders’ equity, the GAAP performance measure, to Tier 1 common equity, the corresponding non-GAAP measure. Our Tier 1 common equity ratio was 11.25% at June 30, 2014, compared to 11.22% at December 31, 2013, and 11.18% at June 30, 2013.

Generally, for risk-based capital purposes, deferred tax assets that are dependent upon future taxable income are limited to the lesser of: (i) the amount of deferred tax assets that a financial institution expects to realize within one year of the calendar quarter-end date, based on its projected future taxable income for the year, or (ii) 10% of the amount of an institution’s Tier 1 capital. At June 30, 2014, and June 30, 2013, we had no net deferred tax assets deducted from Tier 1 capital and risk-weighted assets. At June 30, 2014, for Key’s consolidated operations, we had a federal net deferred tax asset of $137 million and a state deferred tax asset of $6 million, compared to a federal deferred tax asset of $184 million and a state deferred tax asset of $7 million at December 31, 2013, and a federal net deferred tax asset of $151 million and a state deferred tax liability of $4 million at June 30, 2013. We have recorded a valuation allowance of $1 million against the gross deferred tax assets associated with certain state net operating loss carryforwards and state credit carryforwards.

Figure 28 represents the details of our regulatory capital position at June 30, 2014, December 31, 2013, and June 30, 2013, under the existing regulatory capital standards.

Figure 28. Capital Components and Risk-Weighted Assets

	June 30,	December 31,	June 30,
dollars in millions	2014	2013	2013
TIER 1 CAPITAL
Key shareholders’ equity	$10,504	$10,303	$10,229
Qualifying capital securities	339	339	339
Less: Goodwill	979	979	979
Accumulated other comprehensive income (a)	(328)	(394)	(359)
Other assets (b)	86	89	101

Total Tier 1 capital	10,106	9,968	9,847

TIER 2 CAPITAL
Allowance for losses on loans and liability for losses on lending-related commitments (c)	883	924	953
Net unrealized gains on equity securities available for sale	2	1	2
Qualifying long-term debt	930	1,048	1,287

Total Tier 2 capital	1,815	1,973	2,242

Total risk-based capital	$11,921	$11,941	$12,089

TIER 1 COMMON EQUITY
Tier 1 capital	$10,106	$9,968	$9,847
Less: Qualifying capital securities	339	339	339
Series A Preferred Stock (d)	282	282	282

Total Tier 1 common equity	$9,485	$9,347	$9,226

RISK-WEIGHTED ASSETS
Risk-weighted assets on balance sheet	$66,154	$65,505	$64,637
Risk-weighted off-balance sheet exposure	18,435	17,778	17,526
Less: Goodwill	979	979	979
Other assets (b)	251	458	348
Plus: Market risk-equivalent assets	928	1,482	1,692

Gross risk-weighted assets	84,287	83,328	82,528
Less: Excess allowance for loan and lease losses	—	—	—

Net risk-weighted assets	$84,287	$83,328	$82,528

AVERAGE QUARTERLY TOTAL ASSETS	$91,110	$91,141	$88,853

CAPITAL RATIOS
Tier 1 risk-based capital	11.99%	11.96%	11.93%
Total risk-based capital	14.14	14.33	14.65
Leverage (e)	11.24	11.11	11.25
Tier 1 common equity	11.25	11.22	11.18

(a)	Includes net unrealized gains or losses on securities available for sale (except for net unrealized losses on marketable equity securities), net gains or losses on cash flow hedges, and amounts resulting from the application of the applicable accounting guidance for defined benefit and other postretirement plans.
(b)	Other assets deducted from Tier 1 capital and risk-weighted assets consist of disallowed intangible assets (excluding goodwill) and deductible portions of nonfinancial equity investments. There were no disallowed deferred tax assets at June 30, 2014, December 31, 2013, and June 30, 2013.
(c)	The ALLL included in Tier 2 capital is limited by regulation to 1.25% of the sum of gross risk-weighted assets plus low level exposures and residual interests calculated under the direct reduction method, as defined by the Federal Reserve. The ALLL includes $32 million, $39 million, and $41 million of allowance classified as “discontinued assets” on the balance sheet, at June 30, 2014, December 31, 2013, and June 30, 2013, respectively.
(d)	Net of capital surplus for the quarters ended June 30, 2014, December 31, 2013, and June 30, 2013.
(e)	This ratio is Tier 1 capital divided by average quarterly total assets as defined by the Federal Reserve less: (i) goodwill, (ii) the disallowed intangible assets described in footnote (b), and (iii) deductible portions of nonfinancial equity investments; plus assets derecognized as an offset to AOCI resulting from the adoption and subsequent application of the applicable accounting guidance for defined benefit and other postretirement plans.

Risk Management

Overview

Like all financial services companies, we engage in business activities and assume the related risks. The most significant risks we face are credit, compliance, liquidity, operational, market, reputation, strategic, and model risks. Our risk management activities are focused on ensuring we properly identify, measure and manage such risks across the entire enterprise to maintain safety and soundness and maximize profitability. Certain of these risks are defined and discussed in greater detail in the remainder of this section.

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

We use a historical VaR model to measure the potential adverse effect of changes in interest rates, foreign exchange rates, equity prices, and credit spreads on the fair value of our covered positions. Historical scenarios are customized for specific covered positions, and numerous risk factors are incorporated in the calculation. VaR is calculated using daily observations over a one-year time horizon, and approximates a 95% confidence level. Statistically, this means that we would expect to incur losses greater than VaR, on average, five out of 100 trading days, or three to four times each quarter. We also calculate VaR and stressed VaR at a 99% confidence level. We also utilize factors to estimate the exposures that contain optionality features, such as options and cancellable provisions.

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

MRM backtests our VaR model on a daily basis to evaluate its predictive power. The test compares VaR model results at the 99% confidence level to observed daily profit and loss. Results of backtesting are provided to the Market Risk Committee. Backtesting exceptions occur when trading losses exceed VaR. Actual losses did not exceed daily trading VaR on any day during the quarters ended June 30, 2014, and June 30, 2013.

We do not engage in correlation trading, or utilize the internal model approach for measuring default and credit migration risk. Our net VaR approach incorporates diversification, but our VaR calculation does not include the impact of counterparty risk and our own credit spreads on derivatives.

The aggregate VaR at the 99% confidence level for all covered positions was $1.1 million at June 30, 2014, and $1.7 million at June 30, 2013. The decrease in aggregate VaR was primarily due to reduced exposures in credit and interest rate derivatives. Figure 29 summarizes our VaR at the 99% confidence level for significant portfolios of covered positions for the three months ended June 30, 2014, and June 30, 2013.

Figure 29. VaR for Significant Portfolios of Covered Positions

	2014				2013
	Three months ended June 30,				Three months ended June 30,
in millions	High	Low	Mean	June 30,	High	Low	Mean	June 30,
Trading account assets:
Fixed income	$.7	$.3	$.5	$.6	$1.2	$.3	$.6	$.6
Derivatives:
Interest rate	$.6	$.1	$.4	$.1	$.3	$.2	$.2	$.3
Credit	.5	.1	.2	.2	1.1	.2	.5	.8

Stressed VaR is calculated using our general VaR results at the 99% confidence level and applying certain assumptions. The aggregate stressed VaR for all covered positions was $3.4 million at June 30, 2014, and $5.2 million at June 30, 2013. Figure 30 summarizes our stressed VaR for significant portfolios of covered positions for the three months ended June 30, 2014, and June 30, 2013, as used for market risk capital charge calculation purposes.

Figure 30. Stressed VaR for Significant Portfolios of Covered Positions

	2014				2013
	Three months ended June 30,				Three months ended June 30,
in millions	High	Low	Mean	June 30,	High	Low	Mean	June 30,
Trading account assets:
Fixed income	$2.1	$1.0	$1.6	$1.7	$3.7	$1.0	$1.9	$1.8
Derivatives:
Interest rate	$1.8	$.3	$1.1	$.3	$.9	$.7	$.7	$.8
Credit	1.4	.3	.7	.5	3.2	.7	1.6	2.4

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

•	“Gap risk” is the exposure to changes in interest rates and occurs when the volume of interest-bearing liabilities and the volume of interest-earning assets they fund (for example, deposits used to fund loans) do not mature or reprice at the same time.

•	“Basis risk” is the exposure to asymmetrical changes in interest rate indexes and occurs when floating-rate assets and floating-rate liabilities reprice at the same time, but in response to different market factors or indexes.

•	“Yield curve risk” is the exposure to non-parallel changes in the slope of the yield curve (where the yield curve depicts the relationship between the yield on a particular type of security and its term to maturity) and occurs when interest-bearing liabilities and the interest-earning assets that they fund do not price or reprice to the same term point on the yield curve.

•	“Option risk” is the exposure to a customer or counterparty’s ability to take advantage of the interest rate environment and terminate or reprice one of our assets, liabilities or off-balance sheet instruments prior to contractual maturity without a penalty. Option risk occurs when exposures to customer and counterparty early withdrawals or early prepayments are not mitigated with an offsetting position or appropriate compensation.

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

Figure 31 presents the results of the simulation analysis at June 30, 2014, and June 30, 2013. At June 30, 2014, our simulated exposure to changes in interest rates was moderately asset sensitive, and net interest income would benefit over time from either an increase in short-term or intermediate-term interest rates. Tolerance levels for risk management require the development of remediation plans to maintain residual risk within tolerance if simulation modeling demonstrates that a gradual increase or decrease in short-term interest rates over the next twelve months would adversely affect net interest income over the same period by more than 4%. As shown in Figure 31, we are operating within these levels as of June 30, 2014.

Figure 31. Simulated Change in Net Interest Income

June 30, 2014
Basis point change assumption (short-term rates)	-25	+200
Tolerance level	-4.00%	-4.00%

Interest rate risk assessment	-1.52%	3.00%

June 30, 2013
Basis point change assumption (short-term rates)	-25	+200
Tolerance level	-4.00%	-4.00%

Interest rate risk assessment	-1.12%	2.30%

The results of additional sensitivity analysis of alternate interest rate paths and loan and deposit behavior assumptions indicates that net interest income could increase or decrease from the base simulation results presented in Figure 31. Net interest income is highly dependent on the timing, magnitude, frequency, and path of interest rate increases and the associated assumptions for deposit repricing relationships, lending spreads, and the balance behavior of transaction accounts. The unprecedented low level of interest rates increases the uncertainty of assumptions for deposit balance behavior and deposit repricing relationships to market interest rates. Our historical deposit repricing betas in the last rising rate cycle ranged between 50% and 60% for interest-bearing deposits, and we continue to make similar assumptions in our modeling. The sensitivity testing of these assumptions supports our confidence that actual results are likely to be within a 75 basis point range of modeled results.

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

Economic value of equity modeling. EVE complements net interest income simulation analysis as it estimates risk exposure beyond twelve-, twenty-four and thirty-six month horizons. EVE modeling measures the extent to which the economic values of assets, liabilities and off-balance sheet instruments may change in response to fluctuations in interest rates. EVE is calculated by subjecting the balance sheet to an immediate 200 basis point increase or decrease in interest rates, measuring the resulting change in the values of assets, liabilities and off-balance sheet instruments, and comparing those amounts with the base case of an unchanged interest rate environment. Because the calculation of EVE under an immediate 200 basis point decrease in interest rates in the current low rate environment results in certain interest rates declining to zero and a less than 200 basis point decrease in certain yield curve term points, we have modified the standard declining rate scenario to an immediate 100 basis point decrease. This analysis is highly dependent upon assumptions applied to assets and liabilities with non-contractual maturities. Those assumptions are based on historical behaviors, as well as our expectations. We develop remediation plans that would maintain residual risk within tolerance if this analysis indicates that our EVE will decrease by more than 15% in response to an immediate increase or decrease in interest rates. We are operating within these guidelines as of June 30, 2014.

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

Figure 32. Portfolio Swaps by Interest Rate Risk Management Strategy

	June 30, 2014
				Weighted-Average			June 30, 2013
dollars in millions	Notional Amount	Fair Value		Maturity (Years)	Receive Rate	Pay Rate	Notional Amount	Fair Value
Receive fixed/pay variable — conventional A/LM (a)	$9,300	$18		2.0	.8%	.2%	$11,175	$(11)
Receive fixed/pay variable — conventional debt	5,074	215		3.6	2.8	.2	4,160	269
Pay fixed/receive variable — conventional debt	50	(4)		14.0	.2	3.6	224	(8)

Total portfolio swaps	$14,424	$229	(b)	2.6	1.5%	.2%	$15,559	$250 (b)

(a)	Portfolio swaps designated as A/LM are used to manage interest rate risk tied to both assets and liabilities.
(b)	Excludes accrued interest of $61 million and $64 million for June 30, 2014, and June 30, 2013, respectively.

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

The management of consolidated liquidity risk is centralized within Corporate Treasury. Oversight and governance is provided by the Risk Committee of our Board, the ERM Committee, and the ALCO. The Asset Liability Management Policy provides the framework for the oversight and management of liquidity risk and is administered by the ALCO. The Market Risk Management group, as the second line of defense, provides additional oversight. Our current liquidity risk management practices are largely consistent with the Federal Reserve Board’s Enhanced Prudential Standards, and further enhancements are underway that will put us in compliance with these standards.

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

Our credit ratings at June 30, 2014, are shown in Figure 33. We believe these credit ratings, under normal conditions in the capital markets, will enable the parent company or KeyBank to issue fixed income securities to investors.

Figure 33. Credit Ratings

			Senior		Subordinated			Series A
	Short-Term		Long-Term		Long-Term		Capital	Preferred
June 30, 2014	Borrowings		Debt		Debt		Securities	Stock
KEYCORP (THE PARENT COMPANY)
Standard & Poor’s	A-2		BBB+		BBB		BBB-	BBB-
Moody’s	P-2		Baa1		Baa2		Baa3	Ba1
Fitch	F1		A-		BBB+		BB+	BB
DBRS	R-2(high	)	BBB(high	)	BBB		BBB	N/A
KEYBANK
Standard & Poor’s	A-2		A-		BBB+		N/A	N/A
Moody’s	P-2		A3		Baa1		N/A	N/A
Fitch	F1		A-		BBB+		N/A	N/A
DBRS	R-1(low	)	A(low	)	BBB(high	)	N/A	N/A

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

We maintain a Contingency Funding Plan that outlines the process for addressing a liquidity crisis. The plan provides for an evaluation of funding sources under various market conditions. It also assigns specific roles and responsibilities for managing liquidity through a problem period. As part of the plan, we maintain a liquidity reserve through balances in our liquid asset portfolio. During a problem period, that reserve could be used as a source of funding to provide time to develop and execute a longer-term strategy. The liquid asset portfolio at June 30, 2014, totaled $10.4 billion, consisting of $7.5 billion of unpledged securities, $1.0 billion of securities available for secured funding at the Federal Home Loan Bank of Cincinnati, and $1.9 billion of net balances of federal funds sold and balances in our Federal Reserve account. The liquid asset portfolio can fluctuate due to excess liquidity, heightened risk, or prefunding of expected outflows, such as debt maturities. Additionally, as of June 30, 2014, our unused borrowing capacity secured by loan collateral was $19.5 billion at the Federal Reserve Bank of Cleveland and $2.8 billion at the Federal Home Loan Bank of Cincinnati (FHLB). During the second quarter of 2014, Key’s outstanding FHLB advances increased by $241 million due to additional advances of $252 million and repayments of $11 million.

Long-term liquidity strategy

Our long-term liquidity strategy is to be predominantly funded by core deposits. However, we may use wholesale funds to sustain an adequate liquid asset portfolio, meet daily cash demands, and allow management flexibility to execute business initiatives. Key’s client-based relationship strategy provides for a strong core deposit base which, in conjunction with intermediate and long-term wholesale funds managed to a diversified maturity structure and investor base, supports our liquidity risk management strategy. We use the loan to deposit ratio as a metric to monitor these strategies. Our target loan to deposit ratio is 90-100% (at June 30, 2014, our loan to deposit ratio was 87%), which we calculate as total loans, loans held for sale, and nonsecuritized discontinued loans divided by domestic deposits.

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

Liquidity programs

We have several liquidity programs, which are described in Note 18 (“Long-Term Debt”) beginning on page 200 of our 2013 Form 10-K, that are designed to enable the parent company and KeyBank to raise funds in the public and private markets. The proceeds from most of these programs can be used for general corporate purposes, including acquisitions. These liquidity programs are reviewed from time to time by the Board of Directors and are renewed and replaced as necessary. There are no restrictive financial covenants in any of these programs. During the second quarter of 2014, the KeyCorp shelf registration, including the Medium-Term Note Program, was updated. In connection with the updated Medium-Term Note Program, the Board of Directors authorized KeyCorp to issue up to $4 billion of debt, and revoked all prior issuance authority under previous KeyCorp shelf registration statements including through previous medium-term note programs. During the three-month period ended June 30, 2014, KeyCorp and KeyBank did not issue any debt, and no debt matured.

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

We use a cash coverage metric as the primary measure to assess parent company liquidity. The cash coverage metric measures the months into the future where projected obligations can be met with the current amount of liquidity to meet all projected obligations. We generally issue term debt to supplement dividends from KeyBank to manage our liquidity position at or above our targeted levels. The parent company generally maintains cash and short-term investments in an amount sufficient to meet projected debt maturities over at least the next 24 months. At June 30, 2014, KeyCorp held $2.0 billion in short-term investments, which we projected to be sufficient to meet our projected obligations, including the repayment of our maturing debt obligations for the periods prescribed by our risk tolerance.

Typically, KeyCorp meets its liquidity requirements through regular dividends from KeyBank, supplemented with term debt. Federal banking law limits the amount of capital distributions that a bank can make to its holding company without prior regulatory approval. A national bank’s dividend-paying capacity is affected by several factors, including net profits (as defined by statute) for the two previous calendar years and for the current year, up to the date of dividend declaration. During the second quarter of 2014, KeyCorp subsidiaries did not make any dividend payments to the parent, and KeyCorp did not make any capital infusions to KeyBank. As of June 30, 2014, KeyBank had fully utilized its regulatory capacity to pay dividends to KeyCorp.

Our liquidity position and recent activity

Over the past three months our liquid asset portfolio, which includes overnight and short-term investments, as well as unencumbered, high quality liquid securities held as protection against a range of potential liquidity stress scenarios, has increased as a result of net customer loan and deposit flows and an increase in unpledged securities. The liquid asset portfolio continues to exceed the amount that we estimate would be necessary to manage through an adverse liquidity event by providing sufficient time to develop and execute a longer-term solution.

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

We generate cash flows from operations and from investing and financing activities. We have approximately $279 million of cash and cash equivalents and short-term investments in international tax jurisdictions as of June 30, 2014. As we consider alternative long-term strategic and liquidity plans, opportunities to repatriate these amounts would result in approximately $15 million in taxes to be paid. If we were to cease operations in all international tax jurisdictions, the total amount of taxes to be paid would increase to approximately $30 million. Accordingly, we have included the total amount as a deferred tax liability at June 30, 2014.

The Consolidated Statements of Cash Flows (Unaudited) summarize our sources and uses of cash by type of activity for the six-month periods ended June 30, 2014, and June 30, 2013.

Credit risk management

Credit risk is the risk of loss to us arising from an obligor’s inability or failure to meet contractual payment or performance terms. Like other financial services institutions, we make loans, extend credit, purchase securities, and enter into financial derivative contracts, all of which have related credit risk.

Credit policy, approval, and evaluation

We manage credit risk exposure through a multifaceted program. The Credit Risk Committee approves both retail and commercial credit policies. These policies are communicated throughout the organization to foster a consistent approach to granting credit.

Our credit risk management team is responsible for credit approval, is independent of our lines of business, and consists of senior officers who have extensive experience in structuring and approving loans. Only credit risk management members are authorized to grant significant exceptions to credit policies. It is not unusual to make exceptions to established policies when mitigating circumstances dictate, but most major lending units have been assigned specific thresholds to keep exceptions at an acceptable level based upon portfolio and economic considerations.

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

We maintain an active concentration management program to encourage diversification in our credit portfolios. For individual obligors, we employ a sliding scale of exposure, known as hold limits, which is dictated by the strength of the borrower. Our legal lending limit is approximately $1.6 billion for any individual borrower. However, internal hold limits generally restrict the largest exposures to less than 20% of that amount. As of June 30, 2014, we had five client relationships with loan commitments net of credit default swaps of more than $200 million. The average amount outstanding on these five individual net obligor commitments was $47 million at June 30, 2014. In general, our philosophy is to maintain a diverse portfolio with regard to credit exposures.

We actively manage the overall loan portfolio in a manner consistent with asset quality objectives and concentration risk tolerances to mitigate credit risk. We utilize credit default swaps on a limited basis to transfer a portion of the credit risk associated with a particular extension of credit to a third party. At June 30, 2014, we used credit default swaps with a notional amount of $425 million to manage the credit risk associated with specific commercial lending obligations. We may also sell credit derivatives — primarily single name credit default swaps — to offset our purchased credit default swap position prior to maturity. At June 30, 2014, we had sold credit default swaps outstanding with a total notional amount of $45 million.

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

Allowance for loan and lease losses

At June 30, 2014, the ALLL was $814 million, or 1.46% of period-end loans, compared to $848 million, or 1.56%, at December 31, 2013, and $876 million, or 1.65%, at June 30, 2013. The allowance includes $32 million that was specifically allocated for impaired loans of $276 million at June 30, 2014, compared to $42 million that was allocated for impaired loans of $358 million at December 31, 2013, and $34 million that was allocated for impaired loans of $464 million at June 30, 2013. For more information about impaired loans, see Note 4 (“Asset Quality”). At June 30, 2014, the ALLL was 205.6% of nonperforming loans, compared to 166.9% at December 31, 2013, and 134.4% at June 30, 2013.

Selected asset quality statistics for each of the past five quarters are presented in Figure 34. The factors that drive these statistics are discussed in the remainder of this section.

Figure 34. Selected Asset Quality Statistics from Continuing Operations

	2014		2013
dollars in millions	Second	First	Fourth	Third	Second
Net loan charge-offs	$30	$20	$37	$37	$45
Net loan charge-offs to average loans	.22%	.15%	.27%	.28%	.34%
Allowance for loan and lease losses	$814	$834	$848	$868	$876
Allowance for credit losses (a)	851	869	885	908	913
Allowance for loan and lease losses to period-end loans	1.46%	1.50%	1.56%	1.62%	1.65%
Allowance for credit losses to period-end loans	1.53	1.57	1.63	1.69	1.72
Allowance for loan and lease losses to nonperforming loans	205.6	185.7	166.9	160.4	134.4
Allowance for credit losses to nonperforming loans	214.9	193.5	174.2	167.8	140.0
Nonperforming loans at period end (b)	$396	$449	$508	$541	$652
Nonperforming assets at period end	410	469	531	579	693
Nonperforming loans to period-end portfolio loans	.71%	.81%	.93%	1.01%	1.23%
Nonperforming assets to period-end portfolio loans plus OREO and other nonperforming assets	.74	.85	.97	1.08	1.30

(a)	Includes the ALLL plus the liability for credit losses on lending-related unfunded commitments.
(b)	Loan balances exclude $15 million, $16 million, $16 million, $18 million, and $19 million of PCI loans at June 30, 2014, March 31, 2014, December 31, 2013, September 30, 2013, and June 30, 2013, respectively.

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

For all commercial and consumer loan TDRs, regardless of size, as well as impaired commercial loans with an outstanding balance of $2.5 million and greater, we conduct further analysis to determine the probable loss content and assign a specific allowance to the loan if deemed appropriate. We estimate the extent of the individual impairment for commercial loans and TDRs by comparing the recorded investment of the loan with the estimated present value of its future cash flows, the fair value of its underlying collateral, or the loan’s observable market price. Secured consumer loan TDRs that are discharged through Chapter 7 bankruptcy and not formally re-affirmed are adjusted to reflect the fair value of the underlying collateral, less costs to sell. Other consumer loan TDRs are combined in homogenous pools and assigned a specific allocation based on the estimated present value of future cash flows using the effective interest rate. A specific allowance also may be assigned — even when sources of repayment appear sufficient — if we remain uncertain about whether the loan will be repaid in full. On at least a quarterly basis, we evaluate the appropriateness of our loss estimation methods to reduce differences between estimated incurred losses and actual losses. The ALLL at June 30, 2014, represents our best estimate of the probable credit losses inherent in the loan portfolio at that date.

As shown in Figure 35, our ALLL decreased by $62 million, or 7.1%, during the past twelve months. This contraction is directly associated with the improvement in credit quality of the loan portfolio. The quality of new loan originations and decreasing levels of criticized, classified, and nonperforming loans and net loan charge-offs has resulted in a reduction in our general allowance. Our delinquency trends have declined during the past twelve months due to a modest level of loan growth, relatively stable economic conditions, and continued run-off in our exit loan portfolio reflecting our effort to maintain a moderate enterprise risk tolerance. Our liability for credit losses on lending-related commitments was $37 million at June 30, 2014. When combined with our ALLL, our total allowance for credit losses represented 1.53% of period-end loans at June 30, 2014, compared to 1.63% at December 31, 2013, and 1.72% at June 30, 2013.

Figure 35. Allocation of the Allowance for Loan and Lease Losses

	June 30, 2014			December 31, 2013			June 30, 2013
		Percent of	Percent of		Percent of	Percent of		Percent of	Percent of
		Allowance to	Loan Type to		Allowance to	Loan Type to		Allowance to	Loan Type to
dollars in millions	Amount	Total Allowance	Total Loans	Amount	Total Allowance	Total Loans	Amount	Total Allowance	Total Loans
Commercial, financial and agricultural	$373	45.8%	47.4%	$362	42.7%	45.8%	$352	40.2%	44.6%
Commercial real estate:
Commercial mortgage	159	19.5	14.3	165	19.4	14.2	182	20.8	14.1
Construction	34	4.2	1.9	32	3.8	2.0	34	3.9	2.0

Total commercial real estate loans	193	23.7	16.2	197	23.2	16.2	216	24.7	16.1
Commercial lease financing	60	7.4	7.6	62	7.3	8.4	61	6.9	9.0

Total commercial loans	626	76.9	71.2	621	73.2	70.4	629	71.8	69.7
Real estate — residential mortgage	25	3.1	3.9	37	4.4	4.0	33	3.8	4.1
Home equity:
Community Banking	77	9.5	18.7	84	9.9	19.0	94	10.7	19.2
Other	9	1.1	.5	11	1.3	.6	16	1.8	.7

Total home equity loans	86	10.6	19.2	95	11.2	19.6	110	12.5	19.9
Consumer other — Community Banking	24	2.9	2.7	29	3.4	2.7	33	3.8	2.7
Credit cards	30	3.7	1.3	34	4.0	1.3	33	3.8	1.3
Consumer other:
Marine	21	2.6	1.6	29	3.4	1.9	35	4.0	2.2
Other	2	.2	.1	3	.4	.1	3	.3	.1

Total consumer other	23	2.8	1.7	32	3.8	2.0	38	4.3	2.3

Total consumer loans	188	23.1	28.8	227	26.8	29.6	247	28.2	30.3

Total loans (a)	$814	100.0%	100.0%	$848	100.0%	100.0%	$876	100.0%	100.0%

(a)	Excludes allocations of the ALLL related to the discontinued operations of the education lending business in the amounts of $32 million, $39 million, and $41 million at June 30, 2014, December 31, 2013, and June 30, 2013, respectively.

Our provision (credit) for loan and lease losses was $10 million for the second quarter of 2014, compared to $28 million for the second quarter of 2013. Our net loan charge-offs were $30 million for the second quarter of 2014, compared to $45 million for the second quarter of 2013. The decrease in our provision is due to continued improvement in credit quality experienced in most of our loan portfolios. Additionally, we continue to reduce our exposure in our higher-risk businesses, including the residential properties portion of our construction loan portfolio, Marine/RV financing, and other selected leasing portfolios through the sale of certain loans, payments from borrowers, or net loan charge-offs.

Net loan charge-offs

Net loan charge-offs for the second quarter of 2014 totaled $30 million, or .22% of average loans, compared to net loan charge-offs of $45 million, or .34%, for the same period last year. Figure 36 shows the trend in our net loan charge-offs by loan type, while the composition of loan charge-offs and recoveries by type of loan is presented in Figure 37.

Over the past twelve months, net loan charge-offs decreased $15 million. This decrease is attributable to continued improvement in asset quality as reflected in the asset quality statistics shown in Figure 38. As shown in Figure 39, our exit loan portfolio contributed a total of less than $1 million in net loan charge-offs for the second quarter of 2014. Net loan charge-offs for the first quarter of 2014 in our exit loan portfolio were $4 million. The decrease in net loan charge-offs in our exit loan portfolio was primarily driven by net loan recoveries during the second quarter of 2014 and continued run-off in the consumer exit loan portfolios.

Figure 36. Net Loan Charge-offs from Continuing Operations (a)

	2014		2013
dollars in millions	Second	First	Fourth	Third	Second
Commercial, financial and agricultural	—	$2	$9	$4	$8
Real estate — Commercial mortgage	—	1	(5)	(8)	(2)
Real estate — Construction	$(1)	(12)	1	(6)	1
Commercial lease financing	(2)	1	(3)	15	(2)

Total commercial loans	(3)	(8)	2	5	5
Home equity — Key Community Bank	9	7	10	12	14
Home equity — Other	1	2	3	2	5
Credit cards	11	6	5	8	6
Marine	5	4	5	1	5
Other	7	9	12	9	10

Total consumer loans	33	28	35	32	40

Total net loan charge-offs	$30	$20	$37	$37	$45

Net loan charge-offs to average loans	.22%	.15%	.27%	.28%	.34%
Net loan charge-offs from discontinued operations — education lending business	$7	$9	$9	$9	$7

(a)	Credit amounts indicate that recoveries exceeded charge-offs.

Figure 37. Summary of Loan and Lease Loss Experience from Continuing Operations

	Three months ended June 30,		Six months ended June 30,
dollars in millions	2014	2013	2014	2013
Average loans outstanding	$55,611	$52,696	$55,181	$52,661

Allowance for loan and lease losses at beginning of period	$834	$893	$848	$888
Charge-offs:
Commercial, financial and agricultural (a)	11	15	23	29
Real estate — commercial mortgage	1	3	3	16
Real estate — construction	—	1	2	2

Total commercial real estate loans (b)	1	4	5	18
Commercial lease financing	2	2	5	8

Total commercial loans	14	21	33	55
Real estate — residential mortgage	2	4	5	10
Home equity:
Key Community Bank	10	18	20	36
Other	3	6	6	12

Total home equity loans	13	24	26	48
Consumer other — Key Community Bank	8	7	16	16
Credit cards	12	8	18	16
Consumer other:
Marine	7	9	14	17
Other	—	1	1	2

Total consumer other	7	10	15	19

Total consumer loans	42	53	80	109

Total loans charged off	56	74	113	164
Recoveries:
Commercial, financial and agricultural (a)	11	7	21	19
Real estate — commercial mortgage	1	5	2	10
Real estate — construction	1	—	15	8

Total commercial real estate loans (b)	2	5	17	18
Commercial lease financing	4	4	6	8

Total commercial loans	17	16	44	45
Real estate — residential mortgage	1	—	2	—
Home equity:
Key Community Bank	1	4	4	6
Other	2	1	3	3

Total home equity loans	3	5	7	9
Consumer other — Key Community Bank	1	2	3	4
Credit cards	1	2	1	2
Consumer other:
Marine	2	4	5	9
Other	1	—	1	1

Total consumer other	3	4	6	10

Total consumer loans	9	13	19	25

Total recoveries	26	29	63	70

Net loans and leases charged off	(30)	(45)	(50)	(94)
Provision (credit) for loan and lease losses	10	28	16	83
Foreign currency translation adjustment	—	—	—	(1)

Allowance for loan and lease losses at end of period	$814	$876	$814	$876

Liability for credit losses on lending-related commitments at beginning of period	$35	$32	$37	$29
Provision (credit) for losses on lending-related commitments	2	5	—	8

Liability for credit losses on lending-related commitments at end of period (c)	$37	$37	$37	$37

Total allowance for credit losses at end of period	$851	$913	$851	$913

Net loan charge-offs to average loans	.22%	.34%	.18%	.36%
Allowance for loan and lease losses to period-end loans	1.46	1.65	1.46	1.65
Allowance for credit losses to period-end loans	1.53	1.72	1.53	1.72
Allowance for loan and lease losses to nonperforming loans	205.6	134.4	205.6	134.4
Allowance for credit losses to nonperforming loans	214.9	140.0	214.9	140.0
Discontinued operations — education lending business:
Charge-offs	$11	$12	$24	$28
Recoveries	4	5	8	9

Net loan and lease charge-offs	$(7)	$(7)	$(16)	$(19)

(a)	See Figure 18 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial, financial and agricultural loan portfolio.
(b)	See Figure 19 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial real estate loan portfolio.
(c)	Included in “accrued expense and other liabilities” on the balance sheet.

Nonperforming assets

Figure 38 shows the composition of our nonperforming assets. These assets totaled $410 million at June 30, 2014, and represented .74% of period-end portfolio loans, OREO and other nonperforming assets, compared to $531 million, or .97%, at December 31, 2013, and $693 million, or 1.30%, at June 30, 2013. See Note 1 (“Summary of Significant Accounting Policies”) under the headings “Nonperforming Loans,” “Impaired Loans,” and “Allowance for Loan and Lease Losses” beginning on page 117 of our 2013 Form 10-K for a summary of our nonaccrual and charge-off policies.

Figure 38. Summary of Nonperforming Assets and Past Due Loans from Continuing Operations

	June 30,	March 31,	December 31,	September 30,	June 30,
dollars in millions	2014	2014	2013	2013	2013
Commercial, financial and agricultural (a)	$37	$60	$77	$102	$146
Real estate — commercial mortgage	38	37	37	58	106
Real estate — construction	9	11	14	17	26

Total commercial real estate loans (b)	47	48	51	75	132
Commercial lease financing	15	18	19	22	14

Total commercial loans	99	126	147	199	292
Real estate — residential mortgage	89	105	107	98	94
Home equity:
Key Community Bank	178	188	205	198	205
Other	11	11	15	13	16

Total home equity loans	189	199	220	211	221
Consumer other — Key Community Bank	2	2	3	2	3
Credit cards	1	1	4	4	11
Consumer other:
Marine	15	15	26	25	30
Other	1	1	1	2	1

Total consumer other	16	16	27	27	31

Total consumer loans	297	323	361	342	360

Total nonperforming loans (c)	396	449	508	541	652
Nonperforming loans held for sale	1	1	1	13	14
OREO	12	12	15	15	18
Other nonperforming assets	1	7	7	10	9

Total nonperforming assets	$410	$469	$531	$579	$693

Accruing loans past due 90 days or more	$83	$89	$71	$90	$80
Accruing loans past due 30 through 89 days	274	267	318	288	251
Restructured loans — accruing and nonaccruing (d)	266	294	338	349	311
Restructured loans included in nonperforming loans (d)	142	178	214	228	195
Nonperforming assets from discontinued operations — education lending business	19	20	25	23	19
Nonperforming loans to period-end portfolio loans	.71%	.81%	.93%	1.01%	1.23%
Nonperforming assets to period-end portfolio loans plus OREO and other nonperforming assets	.74	.85	.97	1.08	1.30

(a)	See Figure 18 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial, financial and agricultural loan portfolio.
(b)	See Figure 19 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial real estate loan portfolio.
(c)	Loan balances exclude $15 million, $16 million, $16 million, $18 million, and $19 million of PCI loans at June 30, 2014, March 31, 2014, December 31, 2013, September 30, 2013, and June 30, 2013, respectively.
(d)	Restructured loans (i.e., TDRs) are those for which Key, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. These concessions are made to improve the collectability of the loan and generally take the form of a reduction of the interest rate, extension of the maturity date or reduction in the principal balance.

As shown in Figure 38, nonperforming assets decreased during the second quarter of 2014. Most of the reduction came from nonperforming loans in our commercial and consumer loan portfolios. As shown in Figure 39, our exit loan portfolio accounted for $43 million, or 10%, of our total nonperforming assets at June 30, 2014, compared to $43 million, or 9%, at March 31, 2014.

At June 30, 2014, the carrying amount of our commercial nonperforming loans outstanding represented 58% of their contractual amount owed, total nonperforming loans outstanding represented 73% of their contractual amount owed, and nonperforming assets in total were carried at 73% of their original contractual amount. At the same date, OREO represented 78% of its original contractual amount owed, while loans held for sale and other nonperforming assets in the aggregate represented 48% of the contractual amount owed.

At June 30, 2014, our twenty largest nonperforming loans totaled $55 million, representing 14% of total nonperforming loans. At June 30, 2013, our twenty largest nonperforming loans totaled $191 million, representing 29% of total nonperforming loans.

Figure 39 shows the composition of our exit loan portfolio at June 30, 2014, and March 31, 2014, the net loan charge-offs recorded on this portfolio for the second quarter of 2014 and the first quarter of 2014, and the nonperforming status of these loans at June 30, 2014, and March 31, 2014. The exit loan portfolio represented 4% of total loans and loans held for sale at June 30, 2014, compared to 5% of total loans and loans held for sale at March 31, 2014. In the first quarter of 2014, our European lease financing portfolios were moved to our exit portfolio. Additional information about loan sales is included in this report under the headings “Loans held for sale” and “Loan sales.”

Figure 39. Exit Loan Portfolio from Continuing Operations

	Balance Outstanding		Change 6-30-14 vs. 3-31-14	Net Loan Charge-offs		Balance on Nonperforming Status
in millions	6-30-14	3-31-14		6-30-14 (c)	3-31-14 (c)	6-30-14	3-31-14
Residential properties — homebuilder	$19	$20	$(1)	—	$(1)	$7	$7
Marine and RV floor plan	23	23	—	—	—	6	6
Commercial lease financing (a)	1,154	1,381	(227)	$(5)	(2)	3	3

Total commercial loans	1,196	1,424	(228)	(5)	(3)	16	16
Home equity — Other	300	315	(15)	1	2	11	11
Marine	888	965	(77)	5	4	15	15
RV and other consumer	61	66	(5)	(1)	1	1	1

Total consumer loans	1,249	1,346	(97)	$5	7	27	27

Total exit loans in loan portfolio	$2,445	$2,770	$(325)	—	$4	$43	$43

Discontinued operations — education lending business (not included in exit loans above) (b)	$4,162	$4,354	$(192)	$7	$9	$19	$20

(a)	Includes (1) the business aviation, commercial vehicle, office products, construction and industrial leases; (2) Canadian lease financing portfolios; (3) European lease financing portfolios; and (4) all remaining balances related to lease in, lease out; sale in, lease out; service contract leases; and qualified technological equipment leases.
(b)	Includes loans in Key’s consolidated education loan securitization trusts.
(c)	Credit amounts indicate recoveries exceeded charge-offs.

Figure 40 shows the types of activity that caused the change in our nonperforming loans during each of the last five quarters. Loans placed on nonaccrual status decreased $81 million during the second quarter of 2014 compared to second quarter of 2013 due to continued improvement in market liquidity.

Figure 40. Summary of Changes in Nonperforming Loans from Continuing Operations

	2014		2013
in millions	Second	First	Fourth	Third	Second
Balance at beginning of period	$449	$508	$541	$652	$650
Loans placed on nonaccrual status	79	98	129	161	160
Charge-offs	(56)	(57)	(66)	(78)	(74)
Loans sold	(21)	(3)	(19)	(61)	(5)
Payments	(17)	(21)	(46)	(43)	(36)
Transfers to OREO	(4)	(3)	(5)	(2)	(7)
Loans returned to accrual status	(34)	(73)	(26)	(88)	(36)

Balance at end of period (a)	$396	$449	$508	$541	$652

(a)	Loan balances exclude $15 million, $16 million, $16 million, $18 million, and $19 million of PCI loans at June 30, 2014, March 31,2014, December 31, 2013, September 30, 2013, and June 30, 2013, respectively.

Figure 41 shows the types of activity that caused the change in our nonperforming loans held for sale during each of the last five quarters.

Figure 41. Summary of Changes in Nonperforming Loans Held for Sale from Continuing Operations

	2014		2013
in millions	Second	First	Fourth	Third	Second
Balance at beginning of period	$1	$1	$13	$14	$23
Net advances / (payments)	—	—	(1)	(1)	(1)
Loans sold	—	—	(11)	—	(8)

Balance at end of period	$1	$1	$1	$13	$14

Figure 42 shows the factors that contributed to the change in our OREO during each of the last five quarters.

Figure 42. Summary of Changes in Other Real Estate Owned, Net of Allowance, from Continuing Operations

	2014		2013
in millions	Second	First	Fourth	Third	Second
Balance at beginning of period	$12	$15	$15	$18	$21
Properties acquired — nonperforming loans	4	3	5	2	7
Valuation adjustments	(1)	(1)	—	(1)	(2)
Properties sold	(3)	(5)	(5)	(4)	(8)

Balance at end of period	$12	$12	$15	$15	$18

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

Cyberattack risks may also occur with our third-party technology service providers, and may interfere with their ability to fulfill their contractual obligations to us, with attendant potential for financial loss or liability that could adversely affect our financial condition or results of operations. Recent high-profile cyberattacks have targeted retailers and other businesses for the purpose of acquiring the confidential information (including personal, financial, and credit card information) of customers, some of whom are customers of ours. We may incur expenses related to the investigation of such attacks or related to the protection of our customers from identity theft as a result of such attacks. Risks and exposures related to cyberattacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking, and other technology-based products and services by us and our clients.

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

At June 30, 2014, $14 billion, or 15%, of our total assets were measured at fair value on a recurring basis. Approximately 96% of these assets, before netting adjustments, were classified as Level 1 or Level 2 within the fair value hierarchy. At June 30, 2014, $1 billion, or 1%, of our total liabilities were measured at fair value on a recurring basis. All of these liabilities were classified as Level 1 or Level 2.

During the second quarter of 2014, $17 million of our total assets were measured at fair value on a nonrecurring basis. All of these assets were classified as Level 3. At June 30, 2014, there were no liabilities measured at fair value on a nonrecurring basis.

In addition, the education lending securitization trusts’ assets and liabilities in the amounts of $1.7 billion and $1.7 billion, respectively, were included on the balance sheet at fair value at June 30, 2014.

During the first six months of 2014, we did not significantly alter the manner in which we applied our critical accounting policies or developed related assumptions and estimates.

European Sovereign and Non-Sovereign Debt Exposures

Our total European sovereign and non-sovereign debt exposure is presented in Figure 43.

Figure 43. European Sovereign and Non-Sovereign Debt Exposures

	Short- and Long-	Foreign Exchange
June 30, 2014	Term Commercial	and Derivatives	Net
in millions	Total (a)	with Collateral (b)	Exposure
France:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	$1	$1
Non-sovereign non-financial institutions	$52	—	52

Total	52	1	53
Germany:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	(3)	(3)
Non-sovereign non-financial institutions	246	—	246

Total	246	(3)	243
Greece:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	—	—	—

Total	—	—	—
Iceland:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	—	—	—

Total	—	—	—
Ireland:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	5	—	5

Total	5	—	5
Italy:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	72	—	72

Total	72	—	72
Netherlands:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	32	—	32

Total	32	—	32
Portugal:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	—	—	—

Total	—	—	—
Spain:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	77	—	77

Total	77	—	77
Switzerland:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	87	—	87

Total	87	—	87
United Kingdom:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	5	5
Non-sovereign non-financial institutions	174	—	174

Total	174	5	179
Other Europe: (c)
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	118	—	118

Total	118	—	118
Total Europe:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	3	3
Non-sovereign non-financial institutions	863	—	863

Total	$863	$3	$866

(a)	This column represents our outstanding leases.
(b)	This column represents contracts to hedge our balance sheet asset and liability needs, and to accommodate our clients’ trading and/or hedging needs. Our derivative mark-to-market exposures are calculated and reported on a daily basis. These exposures are largely covered by cash or highly marketable securities collateral with daily collateral calls.
(c)	Other Europe consists of the following countries: Austria, Belarus, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Finland, Hungary, Lithuania, Luxembourg, Malta, Norway, Poland, Romania, Russia, Slovakia, Slovenia, Sweden, and Ukraine. Approximately 98% of our exposure in Other Europe is in Belgium, Finland, and Sweden.

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

We completed $108 million of common share repurchases during the second quarter of 2014 under our 2014 capital plan authorization.

The following table summarizes our repurchases of our common shares for the three months ended June 30, 2014.

Calendar month	Total number of shares repurchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased as part of publicly announced plans or programs (b)
April 1 - 30	2,415,307	$13.64	2,405,440	37,329,958
May 1 - 31	5,278,171	13.46	5,176,812	32,003,689
June 1 - 30	246,136	14.43	242,270	30,326,483

Total	7,939,614	$13.54	7,824,522

(a)	Includes common shares repurchased in the open market and common shares deemed surrendered by employees in connection with our stock compensation and benefit plans to satisfy tax obligations.
(b)	Calculated using the remaining general repurchase amount divided by the closing price of KeyCorp common shares as follows: on April 30, 2014, at $13.64; on May 31, 2014, at $13.69; and on June 30, 2014, at $14.33.

Item 6. Exhibits

10.1	Letter Agreement between KeyBank National Association and William R. Koehler, dated as of April 7, 2014.

10.2	Amendment to April 7, 2014 Letter Agreement between KeyBank National Association and William R. Koehler, dated as of May 6, 2014.

15	Acknowledgment of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from KeyCorp’s Form 10-Q Report for the quarterly period ended June 30, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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

KEYCORP
(Registrant)

Date: August 4, 2014
	By:	Robert L. Morris
Chief Accounting Officer (Principal Accounting Officer)