Form 10-Q
period 2014-09-30
KEYCORP /NEW/
filed 2014-11-04
CIK 91576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended

September 30, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares with a par value of $1 each	866,324,529 Shares
Title of class	Outstanding at October 31, 2014

KEYCORP

PART I. FINANCIAL INFORMATION

Throughout the Notes to Consolidated Financial Statements (Unaudited) and Management’s Discussion & Analysis of Financial Condition & Results of Operations, we use certain acronyms and abbreviations as defined in Note 1 (“Basis of Presentation”) that begins on page 11.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

in millions, except per share data	September 30, 2014	December 31, 2013	September 30, 2013
	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$651	$617	$748
Short-term investments	2,342	5,590	3,535
Trading account assets	965	738	806
Securities available for sale	12,245	12,346	12,606
Held-to-maturity securities (fair value: $4,911, $4,617, and $4,730)	4,997	4,756	4,835
Other investments	822	969	1,007
Loans, net of unearned income of $685, $805, and $827	56,155	54,457	53,597
Less: Allowance for loan and lease losses	804	848	868

Net loans	55,351	53,609	52,729
Loans held for sale	784	611	699
Premises and equipment	832	885	890
Operating lease assets	304	305	293
Goodwill	1,051	979	979
Other intangible assets	126	127	137
Corporate-owned life insurance	3,456	3,408	3,384
Derivative assets	413	407	475
Accrued income and other assets (including $1 of consolidated LIHTC guaranteed funds VIEs, see Note 9) (a)	3,024	3,015	2,747
Discontinued assets (including $201 of loans in portfolio at fair value)	2,421	4,572	4,838

Total assets	$89,784	$92,934	$90,708

LIABILITIES
Deposits in domestic offices:
NOW and money market deposit accounts	$33,941	$33,952	$33,132
Savings deposits	2,390	2,472	2,489
Certificates of deposit ($100,000 or more)	2,533	2,631	2,698
Other time deposits	3,338	3,648	3,833

Total interest-bearing deposits	42,202	42,703	42,152
Noninterest-bearing deposits	25,697	26,001	25,778
Deposits in foreign office — interest-bearing	557	558	605

Total deposits	68,456	69,262	68,535
Federal funds purchased and securities sold under repurchase agreements	657	1,534	1,455
Bank notes and other short-term borrowings	996	343	466
Derivative liabilities	384	414	450
Accrued expense and other liabilities	1,613	1,557	1,375
Long-term debt	7,172	7,650	6,154
Discontinued liabilities	3	1,854	2,037

Total liabilities	79,281	82,614	80,472

EQUITY
Preferred stock, $1 par value, authorized 25,000,000 shares:
7.75% Noncumulative Perpetual Convertible Preferred Stock, Series A, $100 liquidation preference; authorized 7,475,000 shares; issued 2,904,839, 2,904,839, and 2,904,839 shares	291	291	291
Common shares, $1 par value; authorized 1,400,000,000 shares; issued 1,016,969,905, 1,016,969,905, and 1,016,969,905 shares	1,017	1,017	1,017
Capital surplus	3,984	4,022	4,029
Retained earnings	8,082	7,606	7,431
Treasury stock, at cost (148,492,881, 126,245,538, and 119,148,654 shares)	(2,563)	(2,281)	(2,193)
Accumulated other comprehensive income (loss)	(325)	(352)	(369)

Key shareholders’ equity	10,486	10,303	10,206
Noncontrolling interests	17	17	30

Total equity	10,503	10,320	10,236

Total liabilities and equity	$89,784	$92,934	$90,708

(a)	The assets of the VIEs can only be used by the particular VIE, and there is no recourse to Key with respect to the liabilities of the consolidated LIHTC VIEs.

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
dollars in millions, except per share amounts	2014	2013	2014	2013
INTEREST INCOME
Loans	$531	$532	$1,576	$1,619
Loans held for sale	4	5	13	14
Securities available for sale	67	76	210	236
Held-to-maturity securities	25	22	70	60
Trading account assets	6	5	19	15
Short-term investments	2	1	4	4
Other investments	4	6	16	23

Total interest income	639	647	1,908	1,971

INTEREST EXPENSE
Deposits	28	37	91	124
Federal funds purchased and securities sold under repurchase agreements	1	1	2	2
Bank notes and other short-term borrowings	2	2	6	5
Long-term debt	33	29	98	98

Total interest expense	64	69	197	229

NET INTEREST INCOME	575	578	1,711	1,742
Provision (credit) for loan and lease losses	21	28	37	111

Net interest income (expense) after provision for loan and lease losses	554	550	1,674	1,631

NONINTEREST INCOME
Trust and investment services income	99	100	291	295
Investment banking and debt placement fees	88	86	271	249
Service charges on deposit accounts	68	73	197	213
Operating lease income and other leasing gains	17	44	81	91
Corporate services income	42	44	125	132
Cards and payments income	42	43	123	122
Corporate-owned life insurance income	26	26	80	87
Consumer mortgage income	3	3	7	16
Mortgage servicing fees	9	15	35	36
Net gains (losses) from principal investing	9	17	60	32
Other income (a)	14	8	37	40

Total noninterest income	417	459	1,307	1,313

NONINTEREST EXPENSE
Personnel	405	414	1,182	1,211
Net occupancy	66	66	198	202
Computer processing	39	38	118	116
Business services and professional fees	36	37	118	109
Equipment	25	25	73	78
Operating lease expense	11	14	31	37
Marketing	15	16	33	33
FDIC assessment	9	7	21	23
Intangible asset amortization	10	12	29	34
Provision (credit) for losses on lending-related commitments	(2)	3	(2)	11
OREO expense, net	1	1	3	5
Other expense	89	83	251	249

Total noninterest expense	704	716	2,055	2,108

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	267	293	926	836
Income taxes	64	59	232	201

INCOME (LOSS) FROM CONTINUING OPERATIONS	203	234	694	635
Income (loss) from discontinued operations, net of taxes of ($10), $21, ($24), and $29 (see Note 11) (b)	(17)	37	(41)	45

NET INCOME (LOSS) (b)	186	271	653	680
Less: Net income (loss) attributable to noncontrolling interests	—	(1)	6	—

NET INCOME (LOSS) ATTRIBUTABLE TO KEY (b)	$186	$272	$647	$680

Income (loss) from continuing operations attributable to Key common shareholders	$197	$229	$671	$618
Net income (loss) attributable to Key common shareholders (b)	180	266	630	663

Per common share:
Income (loss) from continuing operations attributable to Key common shareholders	$.23	$.25	$.77	$.68
Income (loss) from discontinued operations, net of taxes (b)	(.02)	.04	(.05)	.05
Net income (loss) attributable to Key common shareholders (b), (c)	.21	.29	.72	.73

Per common share — assuming dilution:
Income (loss) from continuing operations attributable to Key common shareholders	$.23	$.25	$.76	$.67
Income (loss) from discontinued operations, net of taxes (b)	(.02)	.04	(.05)	.05
Net income (loss) attributable to Key common shareholders (b), (c)	.21	.29	.71	.72

Cash dividends declared per common share	$.065	$.055	$.185	$.16

Weighted-average common shares outstanding (000)	867,350	901,904	875,728	911,918
Effect of convertible preferred stock	—	—	—	—
Effect of common share options and other stock awards	6,772	6,349	6,723	5,661

Weighted-average common shares and potential common shares outstanding (000) (d)	874,122	908,253	882,451	917,579

(a)	For each of the three months ended September 30, 2014, and September 30, 2013, net securities gains (losses) totaled less than $1 million. For the three months ended September 30, 2014, and September 30, 2013, we did not have any impairment losses related to securities.
(b)	For the three and nine months ended September 30, 2014, income (loss) from discontinued operations, net of taxes; consolidated net income (loss); earnings per common share from discontinued operations, net of taxes; and consolidated earnings per common share have been revised from our financial results reported on Form 8-K on October 15, 2014. For further information regarding these changes, see KeyCorp’s Form 8-K filed on November 4, 2014.
(c)	EPS may not foot due to rounding.
(d)	Assumes conversion of common share options and other stock awards and/or convertible preferred stock, as applicable.

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
in millions	2014	2013	2014	2013
Net income (loss) (a)	$186	$271	$653	$680
Other comprehensive income (loss), net of tax:

Net unrealized gains (losses) on securities available for sale, net of income taxes of ($20), ($48), $14, and ($135)	(33)	(81)	24	(228)
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of ($6), $6, ($3), and ($17)	(8)	10	(4)	(29)
Foreign currency translation adjustments, net of income taxes of ($3), $1, ($3), and ($3)	(9)	2	(12)	(12)
Net pension and postretirement benefit costs, net of income taxes of $10, $12, $13, and $16	14	18	19	24

Total other comprehensive income (loss), net of tax	(36)	(51)	27	(245)

Comprehensive income (loss)	150	220	680	435
Less: Comprehensive income attributable to noncontrolling interests	—	(1)	6	—

Comprehensive income (loss) attributable to Key	$150	$221	$674	$435

(a)	For the three and nine months ended September 30, 2014, income (loss) from discontinued operations, net of taxes; consolidated net income (loss); earnings per common share from discontinued operations, net of taxes; and consolidated earnings per common share have been revised from our financial results reported on Form 8-K on October 15, 2014. For further information regarding these changes, see KeyCorp’s Form 8-K filed on November 4, 2014.

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Changes in Equity (Unaudited)

	Key Shareholders’ Equity
dollars in millions, except per share amounts	Preferred Shares Outstanding (000)	Common Shares Outstanding (000)	Preferred Stock	Common Shares	Capital Surplus	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
BALANCE AT DECEMBER 31, 2012	2,905	925,769	$291	$1,017	$4,126	$6,913	$(1,952)	$(124)	$38
Net income (loss)						680			—
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale, net of income taxes of ($135)								(228)
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of ($17)								(29)
Foreign currency translation adjustments, net of income taxes of ($3)								(12)
Net pension and postretirement benefit costs, net of income taxes of $16								24
Deferred compensation					3
Cash dividends declared on common shares ($.16 per share)						(145)
Cash dividends declared on Noncumulative Series A Preferred Stock ($5.8125 per share)						(17)
Common shares repurchased		(33,940)					(375)
Common shares reissued (returned) for stock options and other employee benefit plans		5,992			(100)		134
Net contribution from (distribution to) noncontrolling interests									(8)

BALANCE AT SEPTEMBER 30, 2013	2,905	897,821	$291	$1,017	$4,029	$7,431	$(2,193)	$(369)	$30

BALANCE AT DECEMBER 31, 2013	2,905	890,724	$291	$1,017	$4,022	$7,606	$(2,281)	$(352)	$17

Net income (loss) (a)						647			6
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale, net of income taxes of $14								24
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of ($3)								(4)
Foreign currency translation adjustments, net of income taxes of ($3)								(12)
Net pension and postretirement benefit costs, net of income taxes of $13								19
Cash dividends declared on common shares ($.185 per share)						(161)
Cash dividends declared on Noncumulative Series A Preferred Stock ($5.8125 per share)						(17)
Common shares repurchased		(26,499)					(355)
Common shares reissued (returned) for stock options and other employee benefit plans		4,252			(38)		73
LIHTC guaranteed funds put						7
Net contribution from (distribution to) noncontrolling interests									(6)

BALANCE AT SEPTEMBER 30, 2014	2,905	868,477	$291	$1,017	$3,984	$8,082	$(2,563)	$(325)	$17

(a)	For the nine months ended September 30, 2014, income (loss) from discontinued operations, net of taxes; consolidated net income (loss); earnings per common share from discontinued operations, net of taxes; and consolidated earnings per common share have been revised from our financial results reported on Form 8-K on October 15, 2014. For further information regarding these changes, see KeyCorp’s Form 8-K filed on November 4, 2014.

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
in millions	2014	2013
OPERATING ACTIVITIES
Net income (loss) (a)	$653	$680
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision (credit) for loan and lease losses	37	111
Provision (credit) for losses on lending-related commitments	(2)	11
Provision (credit) for losses on LIHTC guaranteed funds	(6)	4
Depreciation, amortization and accretion expense, net	174	168
Increase in cash surrender value of corporate-owned life insurance	(73)	(74)
Stock-based compensation expense	31	27
FDIC reimbursement (payments), net of FDIC expense	1	296
Deferred income taxes (benefit)	(29)	(4)
Proceeds from sales of loans held for sale	2,832	3,815
Originations of loans held for sale, net of repayments	(2,951)	(3,779)
Net losses (gains) on sales of loans held for sale	(59)	(85)
Net losses (gains) from principal investing	(60)	(32)
Net losses (gains) and writedown on OREO	3	5
Net losses (gains) on leased equipment	(35)	(36)
Net losses (gains) on sales of fixed assets	5	9
Gain on sale of Victory	(10)	(146)
Loss on sale of residual interests and deconsolidation of securitization trusts	40	—
Net decrease (increase) in trading account assets	(227)	(201)
Other operating activities, net	141	99

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	465	868
INVESTING ACTIVITIES
Cash received (used) in acquisitions, net of cash acquired	(113)	817
Proceeds from sale of residual interests	57	—
Proceeds from sale of Victory	10	131
Net decrease (increase) in short-term investments, excluding acquisitions	3,285	405
Purchases of securities available for sale	(1,993)	(4,628)
Proceeds from sales of securities available for sale	—	29
Proceeds from prepayments and maturities of securities available for sale	2,123	3,725
Proceeds from prepayments and maturities of held-to-maturity securities	628	667
Purchases of held-to-maturity securities	(869)	(1,572)
Purchases of other investments	(42)	(30)
Proceeds from sales of other investments	266	39
Proceeds from prepayments and maturities of other investments	3	82
Net decrease (increase) in loans, excluding acquisitions, sales and transfers	(1,936)	(1,098)
Proceeds from sales of portfolio loans	91	150
Proceeds from corporate-owned life insurance	24	23
Purchases of premises, equipment, and software	(53)	(60)
Proceeds from sales of premises and equipment	1	8
Proceeds from sales of other real estate owned	13	19

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,495	(1,293)
FINANCING ACTIVITIES
Net increase (decrease) in deposits, excluding acquisitions	(806)	1,605
Net increase (decrease) in short-term borrowings	(224)	26
Net proceeds from issuance of long-term debt	648	1,013
Payments on long-term debt	(1,034)	(1,540)
Repurchase of common shares	(355)	(375)
Net proceeds from reissuance of common shares	23	22
Cash dividends paid	(178)	(162)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,926)	589

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	34	164
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	617	584

CASH AND DUE FROM BANKS AT END OF PERIOD	$651	$748

Additional disclosures relative to cash flows:
Interest paid	$250	$271
Income taxes paid (refunded)	109	114
Noncash items:
Assets acquired	$35	$41
Liabilities assumed	22	—
Reduction of secured borrowing and related collateral	78	—
LIHTC guaranteed funds put	7	—
Loans transferred to portfolio from held for sale	10	2
Loans transferred to held for sale from portfolio	5	53
Loans transferred to other real estate owned	16	16

(a)	For the nine months ended September 30, 2014, income (loss) from discontinued operations, net of taxes; consolidated net income (loss); earnings per common share from discontinued operations, net of taxes; and consolidated earnings per common share have been revised from our financial results reported on Form 8-K on October 15, 2014. For further information regarding these changes, see KeyCorp’s Form 8-K filed on November 4, 2014.

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
Austin: Austin Capital Management, Ltd.
BHCs: Bank holding companies.
CCAR: Comprehensive Capital Analysis and Review.
CMBS: Commercial mortgage-backed securities.
CMO: Collateralized mortgage obligation.
Common shares: KeyCorp common shares, $1 par value.
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
FHLMC: Federal Home Loan Mortgage Corporation.
FNMA: Federal National Mortgage Association.
FOMC: Federal Open Market Committee of the Federal Reserve Board.
FSOC: Financial Stability Oversight Council.
GAAP: U.S. generally accepted accounting principles.
GNMA: Government National Mortgage Association.
ISDA: International Swaps and Derivatives Association.
KAHC: Key Affordable Housing Corporation.
KEF: Key Equipment Finance.
KREEC: Key Real Estate Equity Capital, Inc.

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
TDR: Troubled debt restructuring.
TE: Taxable-equivalent.
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

Accounting Guidance Pending Adoption at September 30, 2014

Going concern. In August 2014, the FASB issued new accounting guidance that requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. Disclosure is required when conditions or events raise substantial doubt about an entity’s ability to continue as a going concern. This accounting guidance will be effective for interim and annual reporting periods beginning after December 15, 2016 (effective January 1, 2017, for us). Early adoption is permitted. The adoption of this accounting guidance is not expected to have a material effect on our financial condition or results of operations.

Troubled debt restructurings. In August 2014, the FASB issued new accounting guidance that clarifies how to account for certain government-guaranteed mortgage loans upon foreclosure. This accounting guidance will be effective for reporting periods beginning after December 15, 2014 (effective January 1, 2015, for us) and can be implemented using either a modified retrospective method or a prospective method. Early adoption is permitted. We are currently evaluating the impact that this accounting guidance may have on our financial condition or results of operations.

Consolidation. In August 2014, the FASB issued new accounting guidance that clarifies how to measure the financial assets and the financial liabilities of a consolidated collateralized financing entity. This accounting guidance will be effective for interim and annual reporting periods beginning after December 15, 2015 (effective January 1, 2016, for us) and can be implemented using either a retrospective method or a cumulative-effect approach. Early adoption is permitted. The adoption of this accounting guidance is not expected to have a material effect on our financial condition or results of operations.

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

Our basic and diluted earnings per common share are calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
dollars in millions, except per share amounts	2014	2013	2014	2013
EARNINGS
Income (loss) from continuing operations	$203	$234	$694	$635
Less: Net income (loss) attributable to noncontrolling interests	—	(1)	6	—
Income (loss) from continuing operations attributable to Key	203	235	688	635
Less: Dividends on Series A Preferred Stock	6	6	17	17
Income (loss) from continuing operations attributable to Key common shareholders	197	229	671	618
Income (loss) from discontinued operations, net of taxes (a), (b)	(17)	37	(41)	45

Net income (loss) attributable to Key common shareholders (b)	$180	$266	$630	$663

WEIGHTED-AVERAGE COMMON SHARES
Weighted-average common shares outstanding (000)	867,350	901,904	875,728	911,918
Effect of convertible preferred stock	—	—	—	—
Effect of common share options and other stock awards	6,772	6,349	6,723	5,661

Weighted-average common shares and potential common shares outstanding (000) (c)	874,122	908,253	882,451	917,579

EARNINGS PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.23	$.25	$.77	$.68
Income (loss) from discontinued operations, net of taxes (a), (b)	(.02)	.04	(.05)	.05
Net income (loss) attributable to Key common shareholders (b), (d)	.21	.29	.72	.73

Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$.23	$.25	$.76	$.67
Income (loss) from discontinued operations, net of taxes (a), (b)	(.02)	.04	(.05)	.05
Net income (loss) attributable to Key common shareholders — assuming dilution (b), (d)	.21	.29	.71	.72

(a)	In April 2009, we decided to wind down the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers. In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. In February 2013, we decided to sell Victory to a private equity fund. As a result of these decisions, we have accounted for these businesses as discontinued operations. For further discussion regarding the income (loss) from discontinued operations, see Note 11 (“Acquisitions and Discontinued Operations”).
(b)	For the three and nine months ended September 30, 2014, income (loss) from discontinued operations, net of taxes; consolidated net income (loss); earnings per common share from discontinued operations, net of taxes; and consolidated earnings per common share have been revised from our financial results reported on Form 8-K on October 15, 2014. For further information regarding these changes, see KeyCorp’s Form 8-K filed on November 4, 2014.
(c)	Assumes conversion of common share options and other stock awards and/or convertible preferred stock, as applicable.
(d)	EPS may not foot due to rounding.

3. Loans and Loans Held for Sale

Our loans by category are summarized as follows:

in millions	September 30, 2014	December 31, 2013	September 30, 2013
Commercial, financial and agricultural (a)	$26,683	$24,963	$24,317
Commercial real estate:
Commercial mortgage	8,276	7,720	7,544
Construction	1,036	1,093	1,058
Total commercial real estate loans	9,312	8,813	8,602
Commercial lease financing (b)	4,135	4,551	4,550
Total commercial loans	40,130	38,327	37,469
Residential — prime loans:
Real estate — residential mortgage	2,213	2,187	2,198
Home equity:
Key Community Bank	10,380	10,340	10,285
Other	283	334	353
Total home equity loans	10,663	10,674	10,638
Total residential — prime loans	12,876	12,861	12,836
Consumer other — Key Community Bank	1,546	1,449	1,440
Credit cards	724	722	698
Consumer other:
Marine	828	1,028	1,083
Other	51	70	71
Total consumer other	879	1,098	1,154
Total consumer loans	16,025	16,130	16,128

Total loans (c) (d)	$56,155	$54,457	$53,597

(a)	Loan balances include $90 million, $94 million, and $96 million of commercial credit card balances at September 30, 2014, December 31, 2013, and September 30, 2013, respectively.
(b)	Commercial lease financing includes receivables of $367 million and $58 million held as collateral for a secured borrowing at September 30, 2014, and December 31, 2013, respectively. Principal reductions are based on the cash payments received from these related receivables. We expect to record additional commercial lease financing receivables held as collateral for a secured borrowing through the fourth quarter of 2014. Additional information pertaining to this secured borrowing is included in Note 18 (“Long-Term Debt”) beginning on page 200 of our 2013 Form 10-K.
(c)	At September 30, 2014, total loans include purchased loans of $143 million, of which $14 million were PCI loans. At December 31, 2013, total loans include purchased loans of $166 million, of which $16 million were PCI loans. At September 30, 2013, total loans include purchased loans of $176 million, of which $18 million were PCI loans.
(d)	Total loans exclude loans of $2.4 billion at September 30, 2014, $4.5 billion at December 31, 2013, and $4.7 billion at September 30, 2013, related to the discontinued operations of the education lending business.

Our loans held for sale are summarized as follows:

in millions	September 30, 2014	December 31, 2013	September 30, 2013

Commercial, financial and agricultural	$30	$278	$68
Real estate — commercial mortgage	725	307	608
Commercial lease financing	10	9	—
Real estate — residential mortgage	19	17	23

Total loans held for sale	$784	$611	$699

Our quarterly summary of changes in loans held for sale follows:

in millions	September 30, 2014	December 31, 2013	September 30, 2013
Balance at beginning of the period	$435	$699	$402
New originations	1,593	1,669	1,467
Transfers from held to maturity, net	—	1	15
Loan sales	(1,243)	(1,750)	(1,181)
Loan draws (payments), net	(1)	(8)	(4)

Balance at end of period	$784	$611	$699

4. Asset Quality

We assess the credit quality of the loan portfolio by monitoring net credit losses, levels of nonperforming assets and delinquencies, and credit quality ratings as defined by management.

Our nonperforming assets and past due loans were as follows:

in millions	September 30, 2014	December 31, 2013	September 30, 2013
Total nonperforming loans (a)	$401	$508	$541
Nonperforming loans held for sale	—	1	13
OREO	16	15	15
Other nonperforming assets	1	7	10

Total nonperforming assets	$418	$531	$579

Nonperforming assets from discontinued operations - education lending (b)	$9	$25	$23

Restructured loans included in nonperforming loans	$136	$214	$228
Restructured loans with an allocated specific allowance (c)	115	71	104
Specifically allocated allowance for restructured loans (d)	30	35	46

Accruing loans past due 90 days or more	$71	$71	$90
Accruing loans past due 30 through 89 days	340	318	288

(a)	Loan balances exclude $14 million, $16 million, and $18 million of PCI loans at September 30, 2014, December 31, 2013, and September 30, 2013, respectively.
(b)	Includes restructured loans of approximately $16 million, $13 million, and $11 million at September 30, 2014, December 31, 2013, and September 30, 2013, respectively. See Note 11 (“Acquisitions and Discontinued Operations”) for further discussion.
(c)	Included in individually impaired loans allocated a specific allowance.
(d)	Included in allowance for individually evaluated impaired loans.

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

At September 30, 2014, the outstanding unpaid principal balance and carrying value of all PCI loans was $21 million and $14 million, respectively. Changes in the accretable yield during 2014 included accretion and net reclassifications of less than $1 million, resulting in an ending balance of $5 million at September 30, 2014.

At September 30, 2014, the approximate carrying amount of our commercial nonperforming loans outstanding represented 62% of their original contractual amount, total nonperforming loans outstanding represented 74% of their original contractual amount owed, and nonperforming assets in total were carried at 74% of their original contractual amount.

At September 30, 2014, our twenty largest nonperforming loans totaled $72 million, representing 18% of total loans on nonperforming status. At September 30, 2013, the twenty largest nonperforming loans totaled $119 million, representing 22% of total loans on nonperforming status.

Nonperforming loans and loans held for sale reduced expected interest income by $12 million for the nine months ended September 30, 2014, and $23 million for the year ended December 31, 2013.

The following tables set forth a further breakdown of individually impaired loans as of September 30, 2014, December 31, 2013, and September 30, 2013:

		Unpaid		Average
September 30, 2014	Recorded	Principal	Specific	Recorded
in millions	Investment (a)	Balance (b)	Allowance	Investment
With no related allowance recorded:
Commercial, financial and agricultural	$11	$20	—	$12
Commercial real estate:
Commercial mortgage	22	27	—	23
Construction	9	20	—	7

Total commercial real estate loans	31	47	—	30

Total commercial loans	42	67	—	42

Real estate — residential mortgage	36	36	—	30

Home equity:
Key Community Bank	64	64	—	65
Other	2	2	—	2

Total home equity loans	66	66	—	67
Consumer other:
Marine	2	2	—	2

Total consumer other	2	2	—	2

Total consumer loans	104	104	—	99

Total loans with no related allowance recorded	146	171	—	141

With an allowance recorded:
Commercial, financial and agricultural	20	21	$7	12
Commercial real estate:
Commercial mortgage	7	7	2	5

Total commercial real estate loans	7	7	2	5

Total commercial loans	27	28	9	17

Real estate — residential mortgage	19	19	4	24

Home equity:
Key Community Bank	41	41	16	39
Other	11	11	2	11

Total home equity loans	52	52	18	50

Consumer other — Key Community Bank	3	3	—	3
Credit cards	3	3	1	3
Consumer other:
Marine	46	46	5	47
Other	2	2	1	2

Total consumer other	48	48	6	49

Total consumer loans	125	125	29	129

Total loans with an allowance recorded	152	153	38	146

Total	$298	$324	$38	$287

(a)	The Recorded Investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on our consolidated balance sheet.
(b)	The Unpaid Principal Balance represents the customer’s legal obligation to us.

		Unpaid		Average
December 31, 2013	Recorded	Principal	Specific	Recorded
in millions	Investment (a)	Balance (b)	Allowance	Investment
With no related allowance recorded:
Commercial, financial and agricultural	$33	$69	—	$33
Commercial real estate:
Commercial mortgage	21	25	—	55
Construction	48	131	—	48

Total commercial real estate loans	69	156	—	103

Total commercial loans	102	225	—	136

Real estate — residential mortgage	27	27	—	24

Home equity:
Key Community Bank	67	67	—	66
Other	2	2	—	2

Total home equity loans	69	69	—	68

Consumer other:
Marine	3	3	—	2

Total consumer other	3	3	—	2

Total consumer loans	99	99	—	94

Total loans with no related allowance recorded	201	324	—	230

With an allowance recorded:
Commercial, financial and agricultural	17	20	$8	25
Commercial real estate:
Commercial mortgage	6	6	2	7
Construction	2	12	—	1

Total commercial real estate loans	8	18	2	8

Total commercial loans	25	38	10	33

Real estate — residential mortgage	29	29	9	23

Home equity:
Key Community Bank	35	35	10	29
Other	10	11	1	9

Total home equity loans	45	46	11	38

Consumer other — Key Community Bank	3	3	1	2
Credit cards	5	5	1	3
Consumer other:
Marine	49	49	10	55
Other	1	1	—	1

Total consumer other	50	50	10	56

Total consumer loans	132	133	32	122

Total loans with an allowance recorded	157	171	42	155

Total	$358	$495	$42	$385

(a)	The Recorded Investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on our consolidated balance sheet.
(b)	The Unpaid Principal Balance represents the customer’s legal obligation to us.

		Unpaid		Average
September 30, 2013	Recorded	Principal	Specific	Recorded
in millions	Investment (a)	Balance (b)	Allowance	Investment
With no related allowance recorded:
Commercial, financial and agricultural	$58	$116	—	$74
Commercial real estate:
Commercial mortgage	43	80	—	66
Construction	41	124	—	45

Total commercial real estate loans	84	204	—	111

Total commercial loans	142	320	—	185

Real estate — residential mortgage	16	16	—	16

Home equity:
Key Community Bank	69	69	—	69
Other	2	2	—	2

Total home equity loans	71	71	—	71

Consumer other:
Marine	3	3	—	3

Total consumer other	3	3	—	3

Total consumer loans	90	90	—	90

Total loans with no related allowance recorded	232	410	—	275

With an allowance recorded:
Commercial, financial and agricultural	50	51	$17	36
Commercial real estate:
Commercial mortgage	3	3	1	4
Construction	3	13	—	2

Total commercial real estate loans	6	16	1	6

Total commercial loans	56	67	18	42

Real estate — residential mortgage	20	20	6	20

Home equity:
Key Community Bank	33	33	10	32
Other	11	11	2	10

Total home equity loans	44	44	12	42

Consumer other — Key Community Bank	3	3	—	3
Credit cards	6	6	1	5
Consumer other:
Marine	49	49	10	50
Other	1	1	—	1

Total consumer other	50	50	10	51

Total consumer loans	123	123	29	121

Total loans with an allowance recorded	179	190	47	163

Total	$411	$600	$47	$438

(a)	The Recorded Investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on our consolidated balance sheet.
(b)	The Unpaid Principal Balance represents the customer’s legal obligation to us.

For each of the nine months ended September 30, 2014, and September 30, 2013, interest income recognized on the outstanding balances of accruing impaired loans totaled $5 million.

At September 30, 2014, aggregate restructured loans (accrual and nonaccrual loans) totaled $264 million, compared to $338 million at December 31, 2013, and $349 million at September 30, 2013. We added $58 million in restructured loans during the first nine months of 2014, which were offset by $132 million in payments and charge-offs.

A further breakdown of TDRs included in nonperforming loans by loan category as of September 30, 2014, follows:

		Pre-modification Outstanding	Post-modification Outstanding
September 30, 2014	Number	Recorded	Recorded
dollars in millions	of loans	Investment	Investment
LOAN TYPE
Nonperforming:
Commercial, financial and agricultural	20	$16	$9
Commercial real estate:
Real estate — commercial mortgage	12	39	14
Real estate — construction	3	15	1

Total commercial real estate loans	15	54	15

Total commercial loans	35	70	24
Real estate — residential mortgage	464	28	28
Home equity:
Key Community Bank	1,125	70	64
Other	133	4	4

Total home equity loans	1,258	74	68
Consumer other — Key Community Bank	31	1	1
Credit cards	156	1	1
Consumer other:
Marine	211	16	14
Other	40	1	1

Total consumer other	251	17	15

Total consumer loans	2,160	121	113

Total nonperforming TDRs	2,195	191	137

Prior-year accruing (a)
Commercial, financial and agricultural	25	6	3
Commercial real estate:
Real estate — commercial mortgage	4	18	8

Total commercial real estate loans	4	18	8

Total commercial loans	29	24	11
Real estate — residential mortgage	359	28	28
Home equity:
Key Community Bank	731	45	40
Other	325	10	8

Total home equity loans	1,056	55	48
Consumer other — Key Community Bank	53	2	2
Credit cards	564	4	3
Consumer other:
Marine	402	58	34
Other	72	2	1

Total consumer other	474	60	35

Total consumer loans	2,506	149	116

Total prior-year accruing TDRs	2,535	173	127

Total TDRs	4,730	$364	$264

(a)	All TDRs that were restructured prior to January 1, 2014, and are fully accruing.

A further breakdown of TDRs included in nonperforming loans by loan category as of December 31, 2013, follows:

December 31, 2013 dollars in millions	Number of loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
LOAN TYPE
Nonperforming:
Commercial, financial and agricultural	33	$72	$34
Commercial real estate:
Real estate — commercial mortgage	11	41	14
Real estate — construction	6	19	4

Total commercial real estate loans	17	60	18

Total commercial loans	50	132	52
Real estate — residential mortgage	676	43	43
Home equity:
Key Community Bank	1,708	91	86
Other	227	6	6

Total home equity loans	1,935	97	92
Consumer other — Key Community Bank	49	2	1
Credit cards	629	5	4
Consumer other:
Marine	360	24	21
Other	50	1	1

Total consumer other	410	25	22

Total consumer loans	3,699	172	162

Total nonperforming TDRs	3,749	304	214

Prior-year accruing (a)
Commercial, financial and agricultural	50	7	3
Commercial real estate:
Real estate — commercial mortgage	4	18	10
Real estate — construction	1	23	42

Total commercial real estate loans	5	41	52

Total commercial loans	55	48	55
Real estate — residential mortgage	119	12	12
Home equity:
Key Community Bank	161	17	17
Other	212	7	6

Total home equity loans	373	24	23
Consumer other — Key Community Bank	31	1	1
Credit cards	240	2	1
Consumer other:
Marine	272	51	31
Other	54	1	1

Total consumer other	326	52	32

Total consumer loans	1,089	91	69

Total prior-year accruing TDRs	1,144	139	124

Total TDRs	4,893	$443	$338

(a)	All TDRs that were restructured prior to January 1, 2013, and are fully accruing.

A further breakdown of TDRs included in nonperforming loans by loan category as of September 30, 2013, follows:

September 30, 2013 dollars in millions	Number of loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
LOAN TYPE
Nonperforming:
Commercial, financial and agricultural	39	$96	$63
Commercial real estate:
Real estate — commercial mortgage	14	51	17
Real estate — construction	6	19	4

Total commercial real estate loans	20	70	21

Total commercial loans	59	166	84
Real estate — residential mortgage	401	24	24
Home equity:
Key Community Bank	1,677	89	85
Other	237	6	6

Total home equity loans	1,914	95	91
Consumer other — Key Community Bank	40	2	1
Credit cards	689	5	5
Consumer other:
Marine	346	42	22
Other	46	1	1

Total consumer other	392	43	23

Total consumer loans	3,436	169	144

Total nonperforming TDRs	3,495	335	228

Prior-year accruing (a)
Commercial, financial and agricultural	68	9	4
Commercial real estate:
Real estate — commercial mortgage	3	17	12
Real estate — construction	1	23	35

Total commercial real estate loans	4	40	47

Total commercial loans	72	49	51
Real estate — residential mortgage	118	13	13
Home equity:
Key Community Bank	162	18	17
Other	214	6	6

Total home equity loans	376	24	23
Consumer other — Key Community Bank	32	1	1
Credit cards	267	2	2
Consumer other:
Marine	276	32	30
Other	56	1	1

Total consumer other	332	33	31

Total consumer loans	1,125	73	70

Total prior-year accruing TDRs	1,197	122	121

Total TDRs	4,692	$457	$349

(a)	All TDRs that were restructured prior to January 1, 2013, and are fully accruing.

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

Commercial loan TDRs are considered defaulted when principal and interest payments are 90 days past due. Consumer loan TDRs are considered defaulted when principal and interest payments are more than 60 days past due. During the three months ended September 30, 2014, there were no significant commercial loan TDRs, and 93 consumer loan TDRs with a combined recorded investment of $4 million that experienced payment defaults from modifications resulting in TDR status during 2013. During the three months ended September 30, 2013, there were no significant commercial loan TDRs, and 138 consumer loan TDRs with a combined recorded investment of $7 million that experienced payment defaults from modifications resulting in TDR status during 2012. As TDRs are individually evaluated for impairment under the specific reserve methodology, subsequent defaults do not generally have a significant additional impact on the ALLL.

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

The following table shows the concession types for our commercial and consumer accruing and nonaccruing TDRs and other selected financial data.

	September 30,	December 31,	September 30,
in millions	2014	2013	2013
Commercial loans:
Interest rate reduction	$24	$95	$104
Forgiveness of principal	5	5	5
Other	6	7	26

Total	$35	$107	$135

Consumer loans:
Interest rate reduction	$140	$130	$110
Forgiveness of principal	4	5	5
Other	85	96	99

Total	$229	$231	$214

Total commercial and consumer TDRs (a)	$264	$338	$349
Total loans	56,155	54,457	53,597

(a)	Commitments outstanding to lend additional funds to borrowers whose loan terms have been modified in TDRs are $1 million, $15 million, and $26 million at September 30, 2014, December 31, 2013, and September 30, 2013, respectively.

Our policies for determining past due loans, placing loans on nonaccrual, applying payments on nonaccrual loans, and resuming accrual of interest for our commercial and consumer loan portfolios are disclosed in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Nonperforming Loans” beginning on page 117 of our 2013 Form 10-K.

At September 30, 2014, approximately $55.3 billion, or 98.5%, of our total loans were current. At September 30, 2014, total past due loans and nonperforming loans of $813 million represented approximately 1.5% of total loans.

The following aging analysis of past due and current loans as of September 30, 2014, December 31, 2013, and September 30, 2013, provides further information regarding Key’s credit exposure.

September 30, 2014 in millions	Current	30-59 Days Past Due	60-89 Days Past Due	90 and Greater Days Past Due	Nonperforming Loans	Total Past Due and Nonperforming Loans	Purchased Credit Impaired	Total Loans
LOAN TYPE
Commercial, financial and agricultural	$26,534	$50	$34	$18	$47	$149	—	$26,683
Commercial real estate:
Commercial mortgage	8,201	17	7	9	41	74	$1	8,276
Construction	1,017	3	2	—	14	19	—	1,036

Total commercial real estate loans	9,218	20	9	9	55	93	1	9,312
Commercial lease financing	4,017	74	24	6	14	118	—	4,135

Total commercial loans	$39,769	$144	$67	$33	$116	$360	$1	$40,130

Real estate — residential mortgage	$2,091	$17	$7	$5	$81	$110	$12	$2,213
Home equity:
Key Community Bank	10,124	46	19	16	174	255	1	10,380
Other	266	4	2	1	10	17	—	283

Total home equity loans	10,390	50	21	17	184	272	1	10,663
Consumer other — Key Community Bank	1,528	7	3	6	2	18	—	1,546
Credit cards	705	5	4	9	1	19	—	724
Consumer other:
Marine	796	11	4	1	16	32	—	828
Other	49	1	—	—	1	2	—	51

Total consumer other	845	12	4	1	17	34	—	879

Total consumer loans	$15,559	$91	$39	$38	$285	$453	$13	$16,025

Total loans	$55,328	$235	$106	$71	$401	$813	$14	$56,155

December 31, 2013 in millions	Current	30-59 Days Past Due	60-89 Days Past Due	90 and Greater Days Past Due	Nonperforming Loans	Total Past Due and Nonperforming Loans	Purchased Credit Impaired	Total Loans
LOAN TYPE
Commercial, financial and agricultural	$24,823	$39	$8	$16	$77	$140	—	$24,963
Commercial real estate:
Commercial mortgage	7,638	20	7	17	37	81	$1	7,720
Construction	1,068	10	—	1	14	25	—	1,093

Total commercial real estate loans	8,706	30	7	18	51	106	1	8,813
Commercial lease financing	4,463	32	33	4	19	88	—	4,551

Total commercial loans	$37,992	$101	$48	$38	$147	$334	$1	$38,327

Real estate — residential mortgage	$2,038	$19	$5	$4	$107	$135	$14	$2,187
Home equity:
Key Community Bank	10,038	51	31	14	205	301	1	10,340
Other	308	6	4	1	15	26	—	334

Total home equity loans	10,346	57	35	15	220	327	1	10,674
Consumer other — Key Community Bank	1,426	8	5	7	3	23	—	1,449
Credit cards	698	11	5	4	4	24	—	722
Consumer other:
Marine	979	15	6	2	26	49	—	1,028
Other	65	2	1	1	1	5	—	70

Total consumer other	1,044	17	7	3	27	54	—	1,098

Total consumer loans	$15,552	$112	$57	$33	$361	$563	$15	$16,130

Total loans	$53,544	$213	$105	$71	$508	$897	$16	$54,457

September 30, 2013 in millions	Current	30-59 Days Past Due	60-89 Days Past Due	90 and Greater Days Past Due	Nonperforming Loans	Total Past Due and Nonperforming Loans	Purchased Credit Impaired	Total Loans
LOAN TYPE
Commercial, financial and agricultural	$24,161	$33	$9	$12	$102	$156	—	$24,317
Commercial real estate:
Commercial mortgage	7,429	22	2	31	58	113	$2	7,544
Construction	1,038	3	—	—	17	20	—	1,058

Total commercial real estate loans	8,467	25	2	31	75	133	2	8,602
Commercial lease financing	4,472	41	7	8	22	78	—	4,550

Total commercial loans	$37,100	$99	$18	$51	$199	$367	$2	$37,469

Real estate — residential mortgage	$2,045	$22	$9	$10	$98	$139	$14	$2,198
Home equity:
Key Community Bank	9,994	50	29	12	198	289	2	10,285
Other	327	8	3	2	13	26	—	353

Total home equity loans	10,321	58	32	14	211	315	2	10,638
Consumer other — Key Community Bank	1,419	8	5	6	2	21	—	1,440
Credit cards	675	7	4	8	4	23	—	698
Consumer other:
Marine	1,034	17	6	1	25	49	—	1,083
Other	66	2	1	—	2	5	—	71

Total consumer other	1,100	19	7	1	27	54	—	1,154

Total consumer loans	$15,560	$114	$57	$39	$342	$552	$16	$16,128

Total loans	$52,660	$213	$75	$90	$541	$919	$18	$53,597

The prevalent risk characteristic for both commercial and consumer loans is the risk of loss arising from an obligor’s inability or failure to meet contractual payment or performance terms. Evaluation of this risk is stratified and monitored by the loan risk rating grades assigned for the commercial loan portfolios and the regulatory risk ratings assigned for the consumer loan portfolios.

Most extensions of credit are subject to loan grading or scoring. Loan grades are assigned at the time of origination, verified by credit risk management, and periodically re-evaluated thereafter. This risk rating methodology blends our judgment with quantitative modeling. Commercial loans generally are assigned two internal risk ratings. The first rating reflects the probability that the borrower will default on an obligation; the second rating reflects expected recovery rates on the credit facility. Default probability is determined based on, among other factors, the financial strength of the borrower, an assessment of the borrower’s management, the borrower’s competitive position within its industry sector, and our view of industry risk in the context of the general economic outlook. Types of exposure, transaction structure, and collateral, including credit risk mitigants, affect the expected recovery assessment.

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

Credit quality indicators for our commercial and consumer loan portfolios, excluding $14 million and $18 million of PCI loans at September 30, 2014, and September 30, 2013, respectively, based on bond rating, regulatory classification, and payment activity as of September 30, 2014, and September 30, 2013, are as follows:

Commercial Credit Exposure

Credit Risk Profile by Creditworthiness Category (a)

September 30, in millions
	Commercial, financial and agricultural		RE — Commercial		RE — Construction		Commercial Lease		Total
RATING (b), (c)	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
AAA — AA	$342	$292	$2	—	$1	$1	$528	$454	$873	$747
A	1,147	774	2	$73	—	1	596	866	1,745	1,714
BBB — BB	23,822	21,837	7,735	6,867	895	879	2,848	3,021	35,300	32,604
B	594	487	298	294	100	26	75	133	1,067	940
CCC — C	778	927	238	308	40	151	88	76	1,144	1,462

Total	$26,683	$24,317	$8,275	$7,542	$1,036	$1,058	$4,135	$4,550	$40,129	$37,467

(a)	Credit quality indicators are updated on an ongoing basis and reflect credit quality information as of the dates indicated.
(b)	Our bond rating to internal loan grade conversion system is as follows: AAA - AA = 1, A = 2, BBB - BB = 3 - 13, B = 14 - 16, and CCC - C = 17 - 20.
(c)	Our internal loan grade to regulatory-defined classification is as follows: Pass = 1-16, Special Mention = 17, Substandard = 18, Doubtful = 19, and Loss = 20.

Consumer Credit Exposure

Credit Risk Profile by Regulatory Classifications (a), (b)

September 30, in millions
	Residential — Prime
GRADE	2014	2013
Pass	$12,576	$12,487
Substandard	287	333

Total	$12,863	$12,820

Credit Risk Profile Based on Payment Activity (a)

September 30,	Consumer — Key Community Bank		Credit cards		Consumer — Marine		Consumer — Other		Total
in millions	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Performing	$1,544	$1,438	$723	$694	$812	$1,058	$50	$69	$3,129	$3,259
Nonperforming	2	2	1	4	16	25	1	2	20	33

Total	$1,546	$1,440	$724	$698	$828	$1,083	$51	$71	$3,149	$3,292

(a)	Credit quality indicators are updated on an ongoing basis and reflect credit quality information as of the dates indicated.
(b)	Our past due payment activity to regulatory classification conversion is as follows: pass = less than 90 days; and substandard = 90 days and greater plus nonperforming loans.

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

For all commercial and consumer loan TDRs, regardless of size, as well as impaired commercial loans with an outstanding balance of $2.5 million and greater, we conduct further analysis to determine the probable loss content and assign a specific allowance to the loan if deemed appropriate. We estimate the extent of the individual impairment for commercial loans and TDRs by comparing the recorded investment of the loan with the estimated present value of its future cash flows, the fair value of its underlying collateral, or the loan’s observable market price. Secured consumer loan TDRs that are discharged through Chapter 7 bankruptcy and not formally re-affirmed are adjusted to reflect the fair value of the underlying collateral, less costs to sell. Non-Chapter 7 consumer loan TDRs are combined in homogenous pools and assigned a specific allocation based on the estimated present value of future cash flows using the loan’s effective interest rate. A specific allowance also may be assigned — even when sources of repayment appear sufficient — if we remain uncertain about whether the loan will be repaid in full. On at least a quarterly basis, we evaluate the appropriateness of our loss estimation methods to reduce differences between estimated incurred losses and actual losses. The ALLL at September 30, 2014, represents our best estimate of the probable credit losses inherent in the loan portfolio at that date.

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

At September 30, 2014, the ALLL was $804 million, or 1.43% of loans, compared to $868 million, or 1.62% of loans, at September 30, 2013. At September 30, 2014, the ALLL was 200.5% of nonperforming loans, compared to 160.4% at September 30, 2013.

A summary of the ALLL for the periods indicated is presented in the table below:

	Three months ended September 30,		Nine months ended September 30,
in millions	2014	2013	2014	2013
Balance at beginning of period — continuing operations	$814	$876	$848	$888
Charge-offs	(49)	(78)	(162)	(242)
Recoveries	18	41	81	111

Net loans and leases charged off	(31)	(37)	(81)	(131)
Provision for loan and lease losses from continuing operations	21	28	37	111
Foreign currency translation adjustment	—	1	—	—

Balance at end of period — continuing operations	$804	$868	$804	$868

The changes in the ALLL by loan category for the periods indicated are as follows:

in millions	December 31, 2013	Provision	Charge-offs	Recoveries	September 30, 2014
Commercial, financial and agricultural	$362	$32	$(35)	$27	$386
Real estate — commercial mortgage	165	(7)	(3)	4	159
Real estate — construction	32	(16)	(4)	16	28
Commercial lease financing	62	(9)	(6)	8	55

Total commercial loans	621	—	(48)	55	628
Real estate — residential mortgage	37	(10)	(7)	2	22
Home equity:
Key Community Bank	84	9	(29)	7	71
Other	11	(1)	(8)	4	6

Total home equity loans	95	8	(37)	11	77
Consumer other — Key Community Bank	29	14	(23)	4	24
Credit cards	34	24	(27)	1	32
Consumer other:
Marine	29	1	(18)	7	19
Other	3	—	(2)	1	2

Total consumer other:	32	1	(20)	8	21

Total consumer loans	227	37	(114)	26	176

Total ALLL — continuing operations	848	37	(162)	81	804
Discontinued operations	39	15	(34)	11	31

Total ALLL — including discontinued operations	$887	$52	$(196)	$92	$835

in millions	December 31, 2012	Provision	Charge-offs	Recoveries	September 30, 2013
Commercial, financial and agricultural	$327	$57	$(44)	$30	$370
Real estate — commercial mortgage	198	(28)	(18)	20	172
Real estate — construction	41	(17)	(2)	14	36
Commercial lease financing	55	24	(25)	10	64

Total commercial loans	621	36	(89)	74	642
Real estate — residential mortgage	30	17	(13)	1	35
Home equity:
Key Community Bank	105	19	(50)	8	82
Other	25	—	(16)	5	14

Total home equity loans	130	19	(66)	13	96
Consumer other — Key Community Bank	38	8	(24)	5	27
Credit cards	26	30	(25)	3	34
Consumer other:
Marine	39	1	(22)	13	31
Other	4	—	(3)	2	3

Total consumer other:	43	1	(25)	15	34

Total consumer loans	267	75	(153)	37	226

Total ALLL — continuing operations	888	111	(242)	111	868
Discontinued operations	55	11	(42)	14	38

Total ALLL — including discontinued operations	$943	$122	$(284)	$125	$906

Our ALLL from continuing operations decreased by $64 million, or 7.4%, from the third quarter of 2013 primarily because of the improvement in the credit quality of our loan portfolios. The quality of new loan originations as well as decreasing levels of criticized, classified, and nonperforming loans and net loan charge-offs has also resulted in a reduction in our general allowance. Our general allowance applies expected loss rates to our existing loans with similar risk characteristics as well as any adjustments to reflect our current assessment of qualitative factors such as changes in economic conditions, underwriting standards, and concentrations of credit. Our delinquency trends declined during 2013 and into 2014 due to a modest level of loan growth, relatively stable economic conditions, and continued run-off in our exit loan portfolio, reflecting our effort to maintain a moderate enterprise risk tolerance.

For continuing operations, the loans outstanding individually evaluated for impairment totaled $299 million, with a corresponding allowance of $38 million at September 30, 2014. Loans outstanding collectively evaluated for impairment totaled $55.8 billion, with a corresponding allowance of $765 million at September 30, 2014. At September 30, 2014, PCI loans evaluated for impairment totaled $14 million, with a corresponding allowance of $1 million. There was no provision for loan and lease losses on these PCI loans during the nine months ended September 30, 2014. At September 30, 2013, the loans outstanding individually evaluated for impairment totaled $411 million, with a corresponding allowance of $47 million. Loans outstanding collectively evaluated for impairment totaled $53.2 billion, with a corresponding allowance of $820 million at September 30, 2013. At September 30, 2013, PCI loans evaluated for impairment totaled $18 million, with a corresponding allowance of $1 million. There was no provision for loan and lease losses on these PCI loans during the nine months ended September 30, 2013.

A breakdown of the individual and collective ALLL and the corresponding loan balances as of September 30, 2014, follows:

	Allowance			Outstanding
September 30, 2014 in millions	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired	Loans		Individually Evaluated for Impairment	Collectively Evaluated for Impairment		Purchased Credit Impaired
Commercial, financial and agricultural	$7	$379	—	$26,683		$31	$26,652		—
Commercial real estate:
Commercial mortgage	2	157	—	8,276		29	8,246		$1
Construction	—	28	—	1,036		10	1,026		—

Total commercial real estate loans	2	185	—	9,312		39	9,272		1
Commercial lease financing	—	55	—	4,135		—	4,135		—

Total commercial loans	9	619	—	40,130		70	40,059		1
Real estate — residential mortgage	4	17	$1	2,213		55	2,146		12
Home equity:
Key Community Bank	16	55	—	10,380		105	10,274		1
Other	2	4	—	283		12	271		—

Total home equity loans	18	59	—	10,663		117	10,545		1
Consumer other — Key Community Bank	—	24	—	1,546		4	1,542		—
Credit cards	1	31	—	724		3	721		—
Consumer other:
Marine	5	14	—	828		48	780		—
Other	1	1	—	51		2	49		—

Total consumer other	6	15	—	879		50	829		—

Total consumer loans	29	146	1	16,025		229	15,783		13

Total ALLL — continuing operations	38	765	1	56,155		299	55,842		14
Discontinued operations	1	30	—	2,392	(a)	16	2,376	(a)	—

Total ALLL — including discontinued operations	$39	$795	$1	$58,547		$315	$58,218		$14

(a)	Amount includes $201 million of portfolio loans carried at fair value that are excluded from ALLL consideration.

A breakdown of the individual and collective ALLL and the corresponding loan balances as of December 31, 2013, follows:

	Allowance			Outstanding
December 31, 2013 in millions	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired	Loans		Individually Evaluated for Impairment	Collectively Evaluated for Impairment		Purchased Credit Impaired
Commercial, financial and agricultural	$8	$354	—	$24,963		$50	$24,913		—
Commercial real estate:
Commercial mortgage	2	163	—	7,720		27	7,692		$1
Construction	—	32	—	1,093		50	1,043		—

Total commercial real estate loans	2	195	—	8,813		77	8,735		1
Commercial lease financing	—	62	—	4,551		—	4,551		—

Total commercial loans	10	611	—	38,327		127	38,199		1
Real estate — residential mortgage	9	27	$1	2,187		56	2,117		14
Home equity:
Key Community Bank	10	74	—	10,340		102	10,237		1
Other	1	10	—	334		12	322		—

Total home equity loans	11	84	—	10,674		114	10,559		1
Consumer other — Key Community Bank	1	28	—	1,449		3	1,446		—
Credit cards	1	33	—	722		5	717		—
Consumer other:
Marine	10	19	—	1,028		52	976		—
Other	—	3	—	70		1	69		—

Total consumer other	10	22	—	1,098		53	1,045		—

Total consumer loans	32	194	1	16,130		231	15,884		15

Total ALLL — continuing operations	42	805	1	54,457		358	54,083		16
Discontinued operations	1	38	—	4,497	(a)	13	4,484	(a)	—

Total ALLL — including discontinued operations	$43	$843	$1	$58,954		$371	$58,567		$16

(a)	Amount includes $2.1 billion of loans carried at fair value that are excluded from ALLL consideration.

A breakdown of the individual and collective ALLL and the corresponding loan balances as of September 30, 2013, follows:

	Allowance			Outstanding
September 30, 2013 in millions	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired	Loans		Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired
Commercial, financial and agricultural	$17	$353	—	$24,317		$108	$24,209	—
Commercial real estate:
Commercial mortgage	1	171	—	7,544		46	7,496	$2
Construction	—	36	—	1,058		44	1,014	—

Total commercial real estate loans	1	207	—	8,602		90	8,510	2
Commercial lease financing	—	64	—	4,550		—	4,550	—

Total commercial loans	18	624	—	37,469		198	37,269	2
Real estate — residential mortgage	6	28	$1	2,198		36	2,148	14
Home equity:
Key Community Bank	10	72	—	10,285		102	10,181	2
Other	2	12	—	353		13	340	—

Total home equity loans	12	84	—	10,638		115	10,521	2
Consumer other — Key Community Bank	—	27	—	1,440		3	1,437	—
Credit cards	1	33	—	698		6	692	—
Consumer other:
Marine	10	21	—	1,083		52	1,031	—
Other	—	3	—	71		1	70	—

Total consumer other	10	24	—	1,154		53	1,101	—

Total consumer loans	29	196	1	16,128		213	15,899	16

Total ALLL — continuing operations	47	820	1	53,597		411	53,168	18
Discontinued operations	1	37	—	4,738	(a)	11	4,727	—

Total ALLL — including discontinued operations	$48	$857	$1	$58,335		$422	$57,895	$18

(a)	Amount includes $2.3 billion of loans carried at fair value that are excluded from ALLL consideration.

The liability for credit losses inherent in lending-related unfunded commitments, such as letters of credit and unfunded loan commitments, is included in “accrued expense and other liabilities” on the balance sheet. We establish the amount of this reserve by considering both historical trends and current market conditions quarterly, or more often if deemed necessary. Our liability for credit losses on lending-related commitments is $35 million at September 30, 2014. When combined with our ALLL, our total allowance for credit losses represented 1.49% of loans at September 30, 2014, compared to 1.69% at September 30, 2013.

Changes in the liability for credit losses on unfunded lending-related commitments are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
in millions	2014	2013	2014	2013
Balance at beginning of period	$37	$37	$37	$29
Provision (credit) for losses on lending-related commitments	(2)	3	(2)	11

Balance at end of period	$35	$40	$35	$40

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

We recognize transfers between levels of the fair value hierarchy at the end of the reporting period. Quarterly, we review any changes to our valuation methodologies to ensure they are appropriate and justified, and refine our valuation methodologies if more market-based data becomes available. The Fair Value Committee, which is governed by ALCO, oversees the valuation process for all lines of business and support areas, as applicable. Various Working Groups that report to the Fair Value Committee analyze and approve the underlying assumptions and valuation adjustments. Changes in valuation methodologies are presented to Fair Value Committee for approval. The Working Groups are discussed in more detail in the qualitative disclosures within this footnote and in Note 11 (“Acquisitions and Discontinued Operations”). Formal documentation of the fair valuation methodologies is prepared by the lines of business and support areas as appropriate. The documentation details the asset or liability class and related general ledger accounts, valuation techniques, fair value hierarchy level, market participants, accounting methods, valuation methodology, group responsible for valuations, and valuation inputs.

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

Securities (trading and available for sale). We own several types of securities, requiring a range of valuation methods:

•	Securities are classified as Level 1 when quoted market prices are available in an active market for the identical securities. Level 1 instruments include exchange-traded equity securities.

•	Securities are classified as Level 2 if quoted prices for identical securities are not available, and fair value is determined using pricing models (either by a third-party pricing service or internally) or quoted prices of similar securities. These instruments include municipal bonds; bonds backed by the U.S. government; corporate bonds; certain mortgage-backed securities; securities issued by the U.S. Treasury; money markets; and certain agency and corporate CMOs. Inputs to the pricing models include: standard inputs, such as yields, benchmark securities, bids, and offers; actual trade data (i.e., spreads, credit ratings, and interest rates) for comparable assets; spread tables; matrices; high-grade scales; and option-adjusted spreads.

•	Securities are classified as Level 3 when there is limited activity in the market for a particular instrument. In such cases, we use internal models based on certain assumptions to determine fair value. We do not have any securities classified as Level 3. Our Level 3 instruments consist of certain CMBS. As of September 30, 2014, the convertible preferred security was valued based on its recent purchase price. Going forward, the security will be valued using a cash flow analysis of the associated private company issuer as determined by a third-party valuation service. The valuation of the security will be negatively impacted by a projected net loss of the associated private company and positively impacted by a projected net gain.

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

Private equity and mezzanine investments. Private equity and mezzanine investments consist of investments in debt and equity securities through our Real Estate Capital line of business. They include direct investments made in specific properties, as well as indirect investments made in funds that pool assets of many investors to invest in properties. There is no active market for these investments, so we employ other valuation methods. The portion of our Real Estate Capital line of business involved with private equity and mezzanine investments is accounted for as an investment company in accordance with the applicable accounting guidance, whereby all investments are recorded at fair value.

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

Consistent with accounting guidance, indirect investments are valued using a methodology that allows the use of statements from the investment manager to calculate net asset value per share. A primary input used in estimating fair value is the most recent value of the capital accounts as reported by the general partners of the funds in which we invest. The calculation to determine the investment’s fair value is based on our percentage ownership in the fund multiplied by the net asset value of the fund, as provided by the fund manager. Under the requirements of the Volcker Rule, we will be required to dispose of some or all of our indirect investments. As of September 30, 2014, management has not committed to a plan to sell these investments. Therefore, these investments continue to be valued using the net asset value per share methodology. For more information about the Volcker Rule, see the discussion under the heading “Other regulatory developments under the Dodd-Frank Act – ‘Volcker Rule’” in the section entitled “Supervision and Regulation” in Item 1 of our 2013 Form 10-K.

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

The following table presents the fair value of our indirect investments and related unfunded commitments at September 30, 2014. We did not provide any financial support to investees related to our direct and indirect investments for the three and nine months ended September 30, 2014, and September 30, 2013.

	September 30, 2014
in millions	Fair Value	Unfunded Commitments
INVESTMENT TYPE
Indirect investments
Passive funds (a)	$9	$1
Co-managed funds (b)	4	—

Total	$13	$1

(a)	We invest in passive funds, which are multi-investor private equity funds. These investments can never be redeemed. Instead, distributions are received through the liquidation of the underlying investments in the funds. Some funds have no restrictions on sale, while others require investors to remain in the fund until maturity. The funds will be liquidated over a period of one to four years. The purpose of KREEC’s funding is to allow funds to make additional investments and keep a certain market value threshold in the funds. KREEC is obligated to provide financial support, as all investors are required, to fund based on their ownership percentage, as noted in the Limited Partnership Agreements.
(b)	We are a manager or co-manager of these funds. These investments can never be redeemed. Instead, distributions are received through the liquidation of the underlying investments in the funds. In addition, we receive management fees. We can sell or transfer our interest in any of these funds with the written consent of a majority of the fund’s investors. In one instance, the other co-manager of the fund must consent to the sale or transfer of our interest in the fund. The funds will mature over a period of one to three years. The purpose of KREEC’s funding is to allow funds to make additional investments and keep a certain market value threshold in the funds. KREEC is obligated to provide financial support, as all investors are required, to fund based on their ownership percentage, as noted in the Limited Partnership Agreements.

Principal investments. Principal investments consist of investments in equity and debt instruments made by our principal investing entities. They include direct investments (investments made in a particular company) and indirect investments (investments made through funds that include other investors). Our principal investing entities are accounted for as investment companies in accordance with the applicable accounting guidance, whereby each investment is adjusted to fair value with any net realized or unrealized gain/loss recorded in the current period’s earnings. This process is a coordinated and documented effort by the Principal Investing Entities Deal Team (individuals from one of the independent investment managers who oversee these instruments), accounting staff, and the Investment Committee (individual employees and a former employee of Key and one of the independent investment managers). This process involves an in-depth review of the condition of each investment depending on the type of investment.

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

Our indirect investments are classified as Level 3 assets since our significant inputs are not observable in the marketplace. Indirect investments include primary and secondary investments in private equity funds engaged mainly in venture- and growth-oriented investing. These investments do not have readily determinable fair values. Indirect investments are valued using a methodology that is consistent with accounting guidance that allows us to estimate fair value based upon net asset value per share (or its equivalent, such as member units or an ownership interest in partners’ capital to which a proportionate share of net assets is attributed). The significant unobservable input used in estimating fair value is primarily the most recent value of the capital accounts as reported by the general partners of the funds in which we invest. Under the requirements of the Volcker Rule, we will be required to dispose of some or all of our indirect investments. As of September 30, 2014, management has not committed to a plan to sell these investments. Therefore, these investments continue to be valued using the net asset value per share methodology.

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

The following table presents the fair value of our direct and indirect principal investments and related unfunded commitments at September 30, 2014, as well as financial support provided for the three and nine months ended September 30, 2014, and September 30, 2013:

			Financial support provided
			Three months ended September 30,				Nine months ended September 30,
	September 30, 2014		2014		2013		2014		2013
in millions	Fair Value	Unfunded Commitments	Funded Commitments	Funded Other	Funded Commitments	Funded Other	Funded Commitments	Funded Other	Funded Commitments	Funded Other
INVESTMENT TYPE
Direct investments (a)	$115	—	—	—	—	$3	—	$2	—	$8
Indirect investments (b)	353	$65	$3	—	$3	—	$10	—	$14	—

Total	$468	$65	$3	—	$3	$3	$10	$2	$14	$8

(a)	Our direct investments consist of equity, mezzanine, and debt investments directly in independent business enterprises. Operations of the business enterprises are handled by management of the portfolio company. The purpose of funding these enterprises is to provide financial support for business development and acquisition strategies. We infuse equity capital based on an initial contractual cash contribution and later from additional requests on behalf of the companies’ management.
(b)	Our indirect investments consist of buyout funds, venture capital funds, and fund of funds. These investments are generally not redeemable. Instead, distributions are received through the liquidation of the underlying investments of the fund. An investment in any one of these funds typically can be sold only with the approval of the fund’s general partners. We estimate that the underlying investments of the funds will be liquidated over a period of one to nine years. The purpose of funding our capital commitments to these investments is to allow the funds to make additional follow-on investments and pay fund expenses until the fund dissolves. We, and all other investors in the fund, are obligated to fund the full amount of our respective capital commitments to the fund based on our and their respective ownership percentages, as noted in the applicable Limited Partnership Agreement.

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

Market convention implies a credit rating of “AA” equivalent in the pricing of derivative contracts, which assumes all counterparties have the same creditworthiness. To reflect the actual exposure on our derivative contracts related to both counterparty and our own creditworthiness, we record a fair value adjustment in the form of a credit valuation adjustment. The credit component is determined by individual counterparty based on the probability of default and considers master netting and collateral agreements. The credit valuation adjustment is classified as Level 3. Our Market Risk Management group is responsible for the valuation policies and procedure related to this credit valuation adjustment. A weekly reconciliation process is performed to ensure that all applicable derivative positions are covered in the calculation, which includes transmitting customer exposures and reserve reports to trading management, derivative traders and marketers, derivatives middle office, and corporate accounting personnel. On a quarterly basis, Market Risk Management prepares the credit valuation adjustment calculation, which includes a detailed reserve comparison with the previous quarter, an analysis for change in reserve, and a reserve forecast to ensure that the credit valuation adjustment recorded at period end is sufficient.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are measured at fair value on a recurring basis in accordance with GAAP. The following tables present these assets and liabilities at September 30, 2014, December 31, 2013, and September 30, 2013.

September 30, 2014
in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Trading account assets:
U.S. Treasury, agencies and corporations	—	$596	—	$596
States and political subdivisions	—	24	—	24
Collateralized mortgage obligations	—		—	—
Other mortgage-backed securities	—	186	—	186
Other securities	$13	145	—	158

Total trading account securities	13	951	—	964
Commercial loans	—	1	—	1

Total trading account assets	13	952	—	965
Securities available for sale:
States and political subdivisions	—	27	—	27
Collateralized mortgage obligations	—	10,009	—	10,009
Other mortgage-backed securities	—	2,177	—	2,177
Other securities	22	—	$10	32

Total securities available for sale	22	12,213	10	12,245
Other investments:
Principal investments:
Direct	—	—	115	115
Indirect	—	—	353	353

Total principal investments	—	—	468	468
Equity and mezzanine investments:
Direct	—	—	—	—
Indirect	—	—	13	13

Total equity and mezzanine investments	—	—	13	13

Total other investments	—	—	481	481
Derivative assets:
Interest rate	—	827	19	846
Foreign exchange	73	8	—	81
Commodity	—	95	—	95
Credit	—	1	3	4

Derivative assets	73	931	22	1,026
Netting adjustments (a)	—	—	—	(613)

Total derivative assets	73	931	22	413
Accrued income and other assets	—	—	—	—

Total assets on a recurring basis at fair value	$108	$14,096	$513	$14,104

LIABILITIES MEASURED ON A RECURRING BASIS
Bank notes and other short-term borrowings:
Short positions	$6	$490	—	$496
Derivative liabilities:
Interest rate	—	616	—	616
Foreign exchange	55	9	—	64
Commodity	—	89	$1	90
Credit	—	7	—	7

Derivative liabilities	55	721	1	777
Netting adjustments (a)	—	—	—	(393)

Total derivative liabilities	55	721	1	384
Accrued expense and other liabilities	—	—	—	—

Total liabilities on a recurring basis at fair value	$61	$1,211	$1	$880

(a)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Total derivative assets and liabilities include these netting adjustments.

December 31, 2013
in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Trading account assets:
U.S. Treasury, agencies and corporations	—	$471	—	$471
States and political subdivisions	—	23	—	23
Collateralized mortgage obligations	—	9	—	9
Other mortgage-backed securities	—	120	—	120
Other securities	$4	108	—	112

Total trading account securities	4	731	—	735
Commercial loans	—	3	—	3

Total trading account assets	4	734	—	738
Securities available for sale:
States and political subdivisions	—	40	—	40
Collateralized mortgage obligations	—	11,000	—	11,000
Other mortgage-backed securities	—	1,286	—	1,286
Other securities	20	—	—	20

Total securities available for sale	20	12,326	—	12,346
Other investments:
Principal investments:
Direct	—	—	$141	141
Indirect	—	—	413	413

Total principal investments	—	—	554	554
Equity and mezzanine investments:
Direct	—	—	—	—
Indirect	—	—	23	23

Total equity and mezzanine investments	—	—	23	23

Total other investments	—	—	577	577
Derivative assets:
Interest rate	—	1,014	25	1,039
Foreign exchange	56	7	—	63
Commodity	—	112	—	112
Credit	—	1	4	5

Derivative assets	56	1,134	29	1,219
Netting adjustments (a)	—	—	—	(812)

Total derivative assets	56	1,134	29	407
Accrued income and other assets	—	1	—	1

Total assets on a recurring basis at fair value	$80	$14,195	$606	$14,069

LIABILITIES MEASURED ON A RECURRING BASIS
Bank notes and other short-term borrowings:
Short positions	$2	$341	—	$343
Derivative liabilities:
Interest rate	—	739	—	739
Foreign exchange	49	8	—	57
Commodity	—	106	—	106
Credit	—	11	$1	12

Derivative liabilities	49	864	1	914
Netting adjustments (a)	—	—	—	(500)

Total derivative liabilities	49	864	1	414
Accrued expense and other liabilities	—	1	—	1

Total liabilities on a recurring basis at fair value	$51	$1,206	$1	$758

(a)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Total derivative assets and liabilities include these netting adjustments.

September 30, 2013
in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Trading account assets:
U.S. Treasury, agencies and corporations	—	$616	—	$616
States and political subdivisions	—	26	—	26
Collateralized mortgage obligations	—	6	—	6
Other mortgage-backed securities	—	83	—	83
Other securities	$6	66	—	72

Total trading account securities	6	797	—	803
Commercial loans	—	3	—	3

Total trading account assets	6	800	—	806
Securities available for sale:
States and political subdivisions	—	41	—	41
Collateralized mortgage obligations	—	11,779	—	11,779
Other mortgage-backed securities	—	762	—	762
Other securities	24	—	—	24

Total securities available for sale	24	12,582	—	12,606
Other investments:
Principal investments:
Direct	—	—	$168	168
Indirect	—	—	417	417

Total principal investments	—	—	585	585
Equity and mezzanine investments:
Direct	—	—	—	—
Indirect	—	—	28	28

Total equity and mezzanine investments	—	—	28	28

Total other investments	—	—	613	613
Derivative assets:
Interest rate	—	1,112	19	1,131
Foreign exchange	60	10	—	70
Commodity	—	137	—	137
Credit	—	2	4	6

Derivative assets	60	1,261	23	1,344
Netting adjustments (a)	—	—	—	(869)

Total derivative assets	60	1,261	23	475
Accrued income and other assets	—	—	—	—

Total assets on a recurring basis at fair value	$90	$14,643	$636	$14,500

LIABILITIES MEASURED ON A RECURRING BASIS
Bank notes and other short-term borrowings:
Short positions	$4	$458	—	$462
Derivative liabilities:
Interest rate	—	798	—	798
Foreign exchange	59	10	—	69
Commodity	—	130	$1	131
Credit	—	10	1	11

Derivative liabilities	59	948	2	1,009
Netting adjustments (a)	—	—	—	(559)

Total derivative liabilities	59	948	2	450
Accrued expense and other liabilities	—	133	—	133

Total liabilities on a recurring basis at fair value	$63	$1,539	$2	$1,045

(a)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Total derivative assets and liabilities include these netting adjustments.

Changes in Level 3 Fair Value Measurements

The following table shows the change in the fair values of our Level 3 financial instruments for the three and nine months ended September 30, 2014, and September 30, 2013. We mitigate the credit risk, interest rate risk, and risk of loss related to many of these Level 3 instruments by using securities and derivative positions classified as Level 1 or Level 2. Level 1 and Level 2 instruments are not included in the following table. Therefore, the gains or losses shown do not include the impact of our risk management activities.

in millions	Beginning of Period Balance	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers into Level 3 (e)		Transfers out of Level 3 (e)		End of Period Balance (g)	Unrealized Gains (Losses) Included in Earnings
Nine months ended September 30, 2014
Securities available for sale
Other securities	—	—		$10	—	—	—		—		$10	—

Other investments
Principal investments
Direct	$141	$9	(c)	1	$(36)	—	—		—		115	$18	(c)
Indirect	413	49	(c)	8	(117)	—	—		—		353	8	(c)
Equity and mezzanine investments
Direct	—	—		—	—	—	—		—		—	—
Indirect	23	(1)	(c)	—	—	$(9)	—		—		13	(1)	(c)

Derivative instruments (a)
Interest rate	25	2	(d)	3	(2)	—	$7	(f)	$(16)	(f)	19	—
Commodity	—	—		(1)	—	—	1	(f)	(1)	(f)	(1)	—
Credit	3	(7)	(d)	—	—	7	—		—		3	—

Three months ended September 30, 2014
Securities available for sale
Other securities	—	—		$10	—	—	—		—		$10	—

Other investments
Principal investments
Direct	$146	$(2)	(c)	—	$(29)	—	—		—		115	$(2)	(c)
Indirect	399	9	(c)	3	(58)	—	—		—		353	(4)	(c)
Equity and mezzanine investments
Direct	—	—		—	—	—	—		—		—	—
Indirect	16	—		—	—	$(3)	—		—		13	—

Derivative instruments (a)
Interest rate	20	—		—	—	—	$2	(f)	$(3)	(f)	19	—
Commodity	1	—		(1)	—	—	—		(1)	(f)	(1)	—
Credit	3	(2)	(d)	—	—	2	—		—		3	—

in millions	Beginning of Period Balance	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers into Level 3 (e)		Transfers out of Level 3 (e)		End of Period Balance (g)	Unrealized Gains (Losses) Included in Earnings
Nine months ended September 30, 2013

Trading account assets
Other mortgage-backed securities	—	$4	(b)	—	$(4)	—	—		—		—	—
Other securities	—	4	(b)	—	—	$(4)	—		—		—	$(1)	(b)
State and political subdivisions	$3	—		—	(3)	—	—		—		—	—

Other investments
Principal investments
Direct	191	(9)	(c)	$7	(21)	—	—		—		$168	(19)	(c)
Indirect	436	37	(c)	14	(70)	—	—		—		417	13	(c)
Equity and mezzanine investments
Direct	—	—		—	—	—	—		—		—	8	(c)
Indirect	41	1	(c)	—	—	(14)	—		—		28	1	(c)

Derivative instruments (a)
Interest rate	19	(10)	(d)	—	(1)	—	$39	(f)	$(28)	(f)	19	—
Commodity	1	(2)	(d)	—	—	—	—		—		(1)	—
Credit	4	(6)	(d)	—	—	5	—		—		3	—

Three months ended September 30, 2013

Trading account assets
Other mortgage-backed securities	—	—		—	—	—	—		—		—	—
Other securities	—	$1	(b)	—	—	$(1)	—		—		—	$(2)	(b)
State and political subdivisions	—	—		—	—	—	—		—		—	—

Other investments
Principal investments
Direct	$186	(4)	(c)	$3	$(17)	—	—		—		$168	(8)	(c)
Indirect	426	18	(c)	3	(30)	—	—		—		417	9	(c)
Equity and mezzanine investments
Direct	—	—		—	—	—	—		—		—	5	(c)
Indirect	32	(1)	(c)	—	—	(3)	—		—		28	(1)	(c)

Derivative instruments(a)
Interest rate	25	(7)	(d)	—	—	—	—		$1	(f)	19	—
Commodity	1	(2)	(d)	—	—	—	—		—		(1)	—
Credit	4	(3)	(d)	—	—	2	—		—		3	—

(a)	Amounts represent Level 3 derivative assets less Level 3 derivative liabilities.
(b)	Realized and unrealized gains and losses on trading account assets are reported in “other income” on the income statement.
(c)	Realized and unrealized gains and losses on principal investments are reported in “net gains (losses) from principal investing” on the income statement. Realized and unrealized losses on private equity and mezzanine investments are reported in “other income” on the income statement.
(d)	Realized and unrealized gains and losses on derivative instruments are reported in “corporate services income” and “other income” on the income statement.
(e)	Our policy is to recognize transfers into and transfers out of Level 3 as of the end of the reporting period.
(f)	Certain derivatives previously classified as Level 2 were transferred to Level 3 because Level 3 unobservable inputs became significant. Certain derivatives previously classified as Level 3 were transferred to Level 2 because Level 3 unobservable inputs became less significant.
(g)	There were no issuances for the nine-month periods ended September 30, 2014, and September 30, 2013.

Assets Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in accordance with GAAP. The adjustments to fair value generally result from the application of accounting guidance that requires assets and liabilities to be recorded at the lower of cost or fair value, or assessed for impairment. The following table presents our assets measured at fair value on a nonrecurring basis at September 30, 2014, December 31, 2013, and September 30, 2013:

	September 30, 2014
in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A NONRECURRING BASIS
Impaired loans	—	—	$6	$6
Loans held for sale (a)	—	—	—	—
Accrued income and other assets	—	—	51	51

Total assets on a nonrecurring basis at fair value	—	—	$57	$57

	December 31, 2013
in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A NONRECURRING BASIS
Impaired loans	—	—	$16	$16
Loans held for sale (a)	—	—	—	—
Accrued income and other assets	—	—	14	14

Total assets on a nonrecurring basis at fair value	—	—	$30	$30

	September 30, 2013
in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A NONRECURRING BASIS
Impaired loans	—	—	$26	$26
Loans held for sale (a)	—	—	—	—
Accrued income and other assets	—	$1	10	11

Total assets on a nonrecurring basis at fair value	—	$1	$36	$37

(a)	During the first nine months of 2014, we transferred $10 million of commercial and consumer loans and leases at their current fair value from held-for-sale status to the held-to-maturity portfolio, compared to $9 million during 2013 and $2 million during the first nine months of 2013.

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

Loans held for sale. Through a quarterly analysis of our loan portfolios held for sale, which include both performing and nonperforming loans, we determine any adjustments necessary to record the portfolios at the lower of cost or fair value in accordance with GAAP. Our analysis concluded that there were no loans held for sale adjusted to fair value at September 30, 2014, December 31, 2013, or September 30, 2013.

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

Quantitative Information about Level 3 Fair Value Measurements

The range and weighted-average of the significant unobservable inputs used to fair value our material Level 3 recurring and nonrecurring assets at September 30, 2014, December 31, 2013, and September 30, 2013, along with the valuation techniques used, are shown in the following table:

September 30, 2014 dollars in millions	Fair Value of Level 3 Assets	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
Recurring
Other investments — principal investments — direct:	$115	Individual analysis of the condition of each investment
Debt instruments			EBITDA multiple	6.00 - 6.40 (6.30)
Equity instruments of private companies			EBITDA multiple (where applicable)	5.50 - 6.00 (5.70)
			Revenue multiple (where applicable)	4.30 - 4.30 (4.30)

Nonrecurring
Impaired loans	6	Fair value of underlying collateral	Discount	10.00 - 90.00% (24.00%)

Goodwill	1,051	Discounted cash flow and market data	Earnings multiple of peers	10.10 - 14.40 (11.59)
			Equity multiple of peers	1.17 - 1.29 (1.24)
			Control premium	N/A (35.00%)
			Weighted-average cost of capital	N/A (13.00%)

December 31, 2013 dollars in millions	Fair Value of Level 3 Assets	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
Recurring
Other investments — principal investments — direct:	$141	Individual analysis of the condition of each investment
Debt instruments			EBITDA multiple	6.00 - 7.00 (6.10)
Equity instruments of private companies			EBITDA multiple (where applicable)	4.80 - 10.40 (6.20)
			Revenue multiple (where applicable)	1.10 - 4.70 (4.00)
Nonrecurring
Impaired loans	16	Fair value of underlying collateral	Discount	10.00 - 100.00% (36.00%)

Goodwill	979	Discounted cash flow and market data	Earnings multiple of peers	10.10 - 14.40 (11.59)
			Equity multiple of peers	1.17 - 1.29 (1.24)
			Control premium	N/A (35.00%)
			Weighted-average cost of capital	N/A (13.00%)

September 30, 2013 dollars in millions	Fair Value of Level 3 Assets	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
Recurring
Other investments — principal investments — direct:	$168	Individual analysis of the condition of each investment
Debt instruments			EBITDA multiple	5.80 - 7.20 (6.00)
Equity instruments of private companies			EBITDA multiple (where applicable)	4.70 - 9.60 (6.30)
			Revenue multiple (where applicable)	1.00 - 4.80 (4.10)

Nonrecurring
Impaired loans	26	Fair value of underlying collateral	Discount	10.00 - 100.00% (35.00%)

Goodwill	979	Discounted cash flow and market data	Earnings multiple of peers	9.70 - 14.20 (11.25)
			Equity multiple of peers	.95 - 1.17 (1.09)
			Control premium	N/A (30.00%)
			Weighted-average cost of capital	N/A (13.00%)

Fair Value Disclosures of Financial Instruments

The levels in the fair value hierarchy ascribed to our financial instruments and the related carrying amounts at September 30, 2014, December 31, 2013, and September 30, 2013, are shown in the following table.

	September 30, 2014
		Fair Value
in millions	Carrying Amount	Level 1	Level 2	Level 3	Netting Adjustment		Total
ASSETS
Cash and short-term investments (a)	$2,993	$2,993	—	—	—		$2,993
Trading account assets (b)	965	13	$952	—	—		965
Securities available for sale (b)	12,245	22	12,213	$10	—		12,245
Held-to-maturity securities (c)	4,997	—	4,911	—	—		4,911
Other investments (b)	822	—	341	481	—		822
Loans, net of allowance (d)	55,351	—	—	53,996	—		53,996
Loans held for sale (b)	784	—	—	784	—		784
Mortgage servicing assets (e)	308	—	—	370	—		370
Derivative assets (b)	413	73	931	22	$(613	) (f)	413

LIABILITIES
Deposits with no stated maturity (a)	$62,028	—	$62,028	—	—		$62,028
Time deposits (e)	6,428	$556	5,937	—	—		6,493
Short-term borrowings (a)	1,653	6	1,647	—	—		1,653
Long-term debt (e)	7,172	6,854	1,202	—	—		8,056
Derivative liabilities (b)	384	55	721	$1	$(393	) (f)	384

	December 31, 2013
		Fair Value
in millions	Carrying Amount	Level 1	Level 2	Level 3	Netting Adjustment		Total
ASSETS
Cash and short-term investments (a)	$6,207	$6,207	—	—	—		$6,207
Trading account assets (b)	738	4	$734	—	—		738
Securities available for sale (b)	12,346	20	12,326	—	—		12,346
Held-to-maturity securities (c)	4,756	—	4,617	—	—		4,617
Other investments (b)	969	—	392	$577	—		969
Loans, net of allowance (d)	53,609	—	—	52,102	—		52,102
Loans held for sale (b)	611	—	—	611	—		611
Mortgage servicing assets (e)	332	—	—	386	—		386
Derivative assets (b)	407	56	1,134	29	$(812	) (f)	407

LIABILITIES
Deposits with no stated maturity (a)	$62,425	—	$62,425	—	—		$62,425
Time deposits (e)	6,837	$558	6,368	—	—		6,926
Short-term borrowings (a)	1,877	2	1,875	—	—		1,877
Long-term debt (e)	7,650	7,611	397	—	—		8,008
Derivative liabilities (b)	414	49	864	$1	$(500	) (f)	414

	September 30, 2013
		Fair Value
in millions	Carrying Amount	Level 1	Level 2	Level 3	Netting Adjustment		Total
ASSETS
Cash and short-term investments (a)	$4,283	$3,767	$516	—	—		$4,283
Trading account assets (b)	806	6	800	—	—		806
Securities available for sale (b)	12,606	24	12,582	—	—		12,606
Held-to-maturity securities (c)	4,835	—	4,730	—	—		4,730
Other investments (b)	1,007	—	394	$613	—		1,007
Loans, net of allowance (d)	52,729	—	—	51,301	—		51,301
Loans held for sale (b)	699	—	—	699	—		699
Mortgage servicing assets (e)	331	—	—	388	—		388
Derivative assets (b)	475	60	1,261	23	$(869	) (f)	475

LIABILITIES
Deposits with no stated maturity (a)	$61,399	—	$61,399	—	—		$61,399
Time deposits (e)	7,136	$605	6,632	—	—		7,237
Short-term borrowings (a)	1,921	4	1,917	—	—		1,921
Long-term debt (e)	6,154	6,192	265	—	—		6,457
Derivative liabilities (b)	450	59	948	$2	$(559	) (f)	450

Valuation Methods and Assumptions

(a)	Fair value equals or approximates carrying amount. The fair value of deposits with no stated maturity does not take into consideration the value ascribed to core deposit intangibles.

(b)	Information pertaining to our methodology for measuring the fair values of these assets and liabilities is included in the sections entitled “Qualitative Disclosures of Valuation Techniques” and “Assets Measured at Fair Value on a Nonrecurring Basis” in this note.

(c)	Fair values of held-to-maturity securities are determined by using models that are based on security-specific details, as well as relevant industry and economic factors. The most significant of these inputs are quoted market prices, interest rate spreads on relevant benchmark securities, and certain prepayment assumptions. We review the valuations derived from the models to ensure they are reasonable and consistent with the values placed on similar securities traded in the secondary markets.

(d)	The fair value of loans is based on the present value of the expected cash flows. The projected cash flows are based on the contractual terms of the loans, adjusted for prepayments and use of a discount rate based on the relative risk of the cash flows, taking into account the loan type, maturity of the loan, liquidity risk, servicing costs, and a required return on debt and capital. In addition, an incremental liquidity discount is applied to certain loans, using historical sales of loans during periods of similar economic conditions as a benchmark. The fair value of loans includes lease financing receivables at their aggregate carrying amount, which is equivalent to their fair value.

(e)	Fair values of mortgage servicing assets, time deposits, and long-term debt are based on discounted cash flows utilizing relevant market inputs.

(f)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Total derivative assets and liabilities include these netting adjustments.

We use valuation methods based on exit market prices in accordance with applicable accounting guidance. We determine fair value based on assumptions pertaining to the factors that a market participant would consider in valuing the asset. A substantial portion of our fair value adjustments are related to liquidity. During 2013 and the first nine months of 2014, the fair values of our loan portfolios have generally remained stable, primarily due to increasing liquidity in the loan markets. If we were to use different assumptions, the fair values shown in the preceding table could change. Also, because the applicable accounting guidance for financial instruments excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements, the fair value amounts shown in the table above do not, by themselves, represent the underlying value of our company as a whole.

Education lending business. The discontinued education lending business consists of assets and liabilities (recorded at fair value) in the securitization trusts, as well as loans in portfolio (recorded at fair value), and loans in portfolio (recorded at carrying value with appropriate valuation reserves) that are outside the trusts. All of these loans were excluded from the table above as follows:

•	Loans at carrying value, net of allowance, of $2.1 billion ($1.9 billion at fair value) at September 30, 2014, $2.4 billion ($2.0 billion at fair value) at December 31, 2013, and $2.4 billion ($2.0 billion at fair value) at September 30, 2013;

•	Portfolio loans at fair value of $201 million at September 30, 2014, $147 million at December 31, 2013, and $148 million at September 30, 2013; and

•	Loans in the trusts at fair value of $2.0 billion at December 31, 2013, and $2.1 billion at September 30, 2013.

Securities issued by the education lending securitization trusts, which are the primary liabilities of the trusts, totaling $1.8 billion in fair value at December 31, 2013, and $2.0 billion in fair value at September 30, 2013, are also excluded from the above table.

These loans and securities are classified as Level 3 because we rely on unobservable inputs when determining fair value since observable market data is not available.

On September 30, 2014, we sold the residual interests in all of our outstanding education loan securitization trusts to a third party. With that transaction, we deconsolidated the securitization trusts and removed the trust assets and liabilities from our balance sheet at September 30, 2014. Additional information regarding the sale of the residual interests and deconsolidation of the securitization trusts is provided in Note 11 (“Acquisitions and Discontinued Operations”).

Residential real estate mortgage loans. Residential real estate mortgage loans with carrying amounts of $2.2 billion at September 30, 2014, December 31, 2013, and September 30, 2013, are included in “Loans, net of allowance” in the previous table.

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

	September 30, 2014
in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
States and political subdivisions	$26	$1	—	$27
Collateralized mortgage obligations	10,096	109	$196	10,009
Other mortgage-backed securities	2,156	24	3	2,177
Other securities	28	4	—	32

Total securities available for sale	$12,306	$138	$199	$12,245

HELD-TO-MATURITY SECURITIES
Collateralized mortgage obligations	$4,977	$10	$96	$4,891
Other securities	20	—	—	20

Total held-to-maturity securities	$4,997	$10	$96	$4,911

	December 31, 2013
in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
States and political subdivisions	$39	$1	—	$40
Collateralized mortgage obligations	11,120	152	$272	11,000
Other mortgage-backed securities	1,270	27	11	1,286
Other securities	17	3	—	20

Total securities available for sale	$12,446	$183	$283	$12,346

HELD-TO-MATURITY SECURITIES
Collateralized mortgage obligations	$4,736	$6	$145	$4,597
Other securities	20	—	—	20

Total held-to-maturity securities	$4,756	$6	$145	$4,617

	September 30, 2013
in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
States and political subdivisions	$40	$1	—	$41
Collateralized mortgage obligations	11,810	194	$225	11,779
Other mortgage-backed securities	733	31	2	762
Other securities	20	4	—	24

Total securities available for sale	$12,603	$230	$227	$12,606

HELD-TO-MATURITY SECURITIES
Collateralized mortgage obligations	$4,815	$10	$115	$4,710
Other securities	20	—	—	20

Total held-to-maturity securities	$4,835	$10	$115	$4,730

The following table summarizes our securities that were in an unrealized loss position as of September 30, 2014, December 31, 2013, and September 30, 2013.

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses (a)	Fair Value	Gross Unrealized Losses
September 30, 2014
Securities available for sale:
Collateralized mortgage obligations	$605	$7	$4,379	$189	$4,984	$196
Other mortgage-backed securities	811	1	81	2	892	3
Other securities	1	—	2	—	3	—
Held-to-maturity:
Collateralized mortgage obligations	1,288	13	2,342	83	3,630	96
Other securities	—	—	—	—	—	—

Total temporarily impaired securities	$2,705	$21	$6,804	$274	$9,509	$295

December 31, 2013
Securities available for sale:
Collateralized mortgage obligations	$5,122	$261	$157	$11	$5,279	$272
Other mortgage-backed securities	856	11	—	—	856	11
Other securities	2	—	—	—	2	—
Held-to-maturity:
Collateralized mortgage obligations	3,969	145	—	—	3,969	145
Other securities	2	—	—	—	2	—

Total temporarily impaired securities	$9,951	$417	$157	$11	$10,108	$428

September 30, 2013
Securities available for sale:
Collateralized mortgage obligations	$5,380	$225	—	—	$5,380	$225
Other mortgage-backed securities	94	2	—	—	94	2
Other securities	2	—	—	—	2	—
Held-to-maturity:
Collateralized mortgage obligations	3,659	115	—	—	3,659	115
Other securities	5	—	—	—	5	—

Total temporarily impaired securities	$9,140	$342	—	—	$9,140	$342

(a)	There were less than $1 million of gross unrealized losses for the period ended September 30, 2013.

At September 30, 2014, we had $196 million of gross unrealized losses related to 63 fixed-rate CMOs that we invested in as part of our overall A/LM strategy. These securities had a weighted-average maturity of 4.5 years at September 30, 2014. Since these securities have a fixed interest rate, their fair value is sensitive to movements in market interest rates. We also had $3 million of gross unrealized losses related to 25 other mortgage-backed securities positions, which had a weighted-average maturity of 4.2 years at September 30, 2014. These unrealized losses are considered temporary since we expect to collect all contractually due amounts from these securities. Accordingly, these investments were reduced to their fair value through OCI, not earnings.

We regularly assess our securities portfolio for OTTI. The assessments are based on the nature of the securities, the underlying collateral, the financial condition of the issuer, the extent and duration of the loss, our intent related to the individual securities, and the likelihood that we will have to sell securities prior to expected recovery.

The debt securities identified to have OTTI are written down to their current fair value. For those debt securities that we intend to sell, or more-likely-than-not will be required to sell, prior to the expected recovery of the amortized cost, the entire impairment (i.e., the difference between amortized cost and the fair value) is recognized in earnings. For those debt securities that we do not intend to sell, or more-likely-than-not will not be required to sell, prior to expected recovery, the credit portion of OTTI is recognized in earnings, while the remaining OTTI is recognized in equity as a component of AOCI on the balance sheet. As shown in the following table, we did not have any impairment losses recognized in earnings for the three months ended September 30, 2014.

Three months ended September 30, 2014
in millions
Balance at June 30, 2014	$4
Impairment recognized in earnings	—

Balance at September 30, 2014	$4

Realized gains and losses related to securities available for sale were as follows:

Nine months ended September 30, 2014
in millions
Realized gains	—
Realized losses	—

Net securities gains (losses)	—

At September 30, 2014, securities available for sale and held-to-maturity securities totaling $9.6 billion were pledged to secure securities sold under repurchase agreements, to secure public and trust deposits, to facilitate access to secured funding, and for other purposes required or permitted by law.

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

	Securities		Held-to-Maturity
	Available for Sale		Securities
September 30, 2014	Amortized	Fair	Amortized	Fair
in millions	Cost	Value	Cost	Value
Due in one year or less	$272	$277	$9	$9
Due after one through five years	11,406	11,351	4,855	4,774
Due after five through ten years	625	614	133	128
Due after ten years	3	3	—	—

Total	$12,306	$12,245	$4,997	$4,911

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

At September 30, 2014, after taking into account the effects of bilateral collateral and master netting agreements, we had $66 million of derivative assets and $11 million of derivative liabilities that relate to contracts entered into for hedging purposes. As of the same date, after taking into account the effects of bilateral collateral and master netting agreements and a reserve for potential future losses, we had derivative assets of $347 million and derivative liabilities of $373 million that were not designated as hedging instruments.

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

Derivatives Not Designated in Hedge Relationships

On occasion, we enter into interest rate swap contracts to manage economic risks but do not designate the instruments in hedge relationships. Excluding contracts addressing customer exposures, the amount of derivatives hedging risks on an economic basis at September 30, 2014, was not significant.

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

Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments

The following table summarizes the fair values of our derivative instruments on a gross and net basis as of September 30, 2014, December 31, 2013, and September 30, 2013. The change in the notional amounts of these derivatives by type from December 31, 2013, to September 30, 2014, indicates the volume of our derivative transaction activity during the first nine months of 2014. The notional amounts are not affected by bilateral collateral and master netting agreements. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Where master netting agreements are not in effect or are not enforceable under bankruptcy laws, we do not adjust those derivative assets and liabilities with counterparties. Securities collateral related to legally enforceable master netting agreements is not offset on the balance sheet. Our derivative instruments are included in “derivative assets” or “derivative liabilities” on the balance sheet, as indicated in the following table:

	September 30, 2014			December 31, 2013			September 30, 2013
		Fair Value			Fair Value			Fair Value
in millions	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate	$13,946	$237	$44	$14,487	$306	$37	$13,762	$332	$36
Foreign exchange	413	13	—	190	4	1	190	—	1

Total	14,359	250	44	14,677	310	38	13,952	332	37
Derivatives not designated as hedging instruments:
Interest rate	42,088	608	572	46,173	733	702	47,315	799	762
Foreign exchange	4,433	69	64	4,701	59	56	4,479	70	68
Commodity	1,780	95	90	1,616	112	106	1,890	137	131
Credit	618	4	7	910	5	12	971	6	11

Total	48,919	776	733	53,400	909	876	54,655	1,012	972
Netting adjustments (a)	—	(613)	(393)	—	(812)	(500)	—	(869)	(559)

Net derivatives in the balance sheet	63,278	413	384	68,077	407	414	68,607	475	450
Other collateral (b)	—	(71)	(268)	—	(72)	(287)	—	(81)	(356)

Net derivative amounts	$63,278	$342	$116	$68,077	$335	$127	$68,607	$394	$94

(a)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance.
(b)	Other collateral represents the amount that cannot be used to offset our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance. The other collateral consists of securities and is exchanged under bilateral collateral and master netting agreements that allow us to offset the net derivative position with the related collateral. The application of the other collateral cannot reduce the net derivative position below zero. Therefore, excess other collateral, if any, is not reflected above.

Fair value hedges. Instruments designated as fair value hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. The effective portion of a change in the fair value of an instrument designated as a fair value hedge is recorded in earnings at the same time as a change in fair value of the hedged item, resulting in no effect on net income. The ineffective portion of a change in the fair value of such a hedging instrument is recorded in “other income” on the income statement with no corresponding offset. During the nine-month period ended September 30, 2014, we did not exclude any portion of these hedging instruments from the assessment of hedge effectiveness. While there is some immaterial ineffectiveness in our hedging relationships, all of our fair value hedges remained “highly effective” as of September 30, 2014.

The following table summarizes the pre-tax net gains (losses) on our fair value hedges for the nine-month periods ended September 30, 2014, and September 30, 2013, and where they are recorded on the income statement.

	Nine months ended September 30, 2014
in millions	Income Statement Location of Net Gains (Losses) on Derivative	Net Gains (Losses) on Derivative	Hedged Item	Income Statement Location of Net Gains (Losses) on Hedged Item	Net Gains (Losses) on Hedged Item
Interest rate	Other income	$(21)	Long-term debt	Other income	$21	(a)
Interest rate	Interest expense – Long-term debt	91

Total		$70			$21

	Nine months ended September 30, 2013
in millions	Income Statement Location of Net Gains (Losses) on Derivative	Net Gains (Losses) on Derivative	Hedged Item	Income Statement Location of Net Gains (Losses) on Hedged Item	Net Gains (Losses) on Hedged Item
Interest rate	Other income	$(167)	Long-term debt	Other income	$167	(a)
Interest rate	Interest expense – Long-term debt	97

Total		$(70)			$167

(a)	Net gains (losses) on hedged items represent the change in fair value caused by fluctuations in interest rates.

Cash flow hedges. Instruments designated as cash flow hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. Initially, the effective portion of a gain or loss on a cash flow hedge is recorded as a component of AOCI on the balance sheet. This amount is subsequently reclassified into income when the hedged transaction affects earnings (e.g., when we pay variable-rate interest on debt, receive variable-rate interest on commercial loans, or sell commercial real estate loans). The ineffective portion of cash flow hedging transactions is included in “other income” on the income statement. During the nine-month period ended September 30, 2014, we did not exclude any portion of these hedging instruments from the assessment of hedge effectiveness. While there is some immaterial ineffectiveness in our hedging relationships, all of our cash flow hedges remained “highly effective” as of September 30, 2014.

Considering the interest rates, yield curves, and notional amounts as of September 30, 2014, we would expect to reclassify an estimated $20 million of net losses on derivative instruments from AOCI to income during the next twelve months for our cash flow hedges. In addition, we expect to reclassify approximately $5 million of net gains related to terminated cash flow hedges from AOCI to income during the next twelve months. As of September 30, 2014, the maximum length of time over which we hedge forecasted transactions is 14 years.

Net investment hedges. We enter into foreign currency forward contracts to hedge our exposure to changes in the carrying value of our investments as a result of changes in the related foreign exchange rates. Instruments designated as net investment hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. Initially, the effective portion of a gain or loss on a net investment hedge is recorded as a component of AOCI on the balance sheet when the terms of the derivative match the notional and currency risk being hedged. The effective portion is subsequently reclassified into income when the hedged transaction affects earnings (e.g., when we dispose of or liquidate a foreign subsidiary). At September 30, 2014, AOCI reflected unrecognized after-tax gains totaling $11 million related to cumulative changes in the fair value of our net investment hedges, which offset the unrecognized after-tax foreign currency losses on net investment balances. The ineffective portion of net investment hedging transactions is included in “other income” on the income statement, but there was no net investment hedge ineffectiveness as of September 30, 2014. We did not exclude any portion of our hedging instruments from the assessment of hedge effectiveness during the three-month period ended September 30, 2014.

The following table summarizes the pre-tax net gains (losses) on our cash flow and net investment hedges for the nine-month periods ended September 30, 2014, and September 30, 2013, and where they are recorded on the income statement. The table includes the effective portion of net gains (losses) recognized in OCI during the period, the effective portion of net gains (losses) reclassified from OCI into income during the current period, and the portion of net gains (losses) recognized directly in income, representing the amount of hedge ineffectiveness.

	Nine months ended September 30, 2014
in millions	Net Gains (Losses) Recognized in OCI (Effective Portion)	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Income Statement Location of Net Gains (Losses) Recognized in Income (Ineffective Portion)	Net Gains (Losses) Recognized in Income (Ineffective Portion)
Cash Flow Hedges
Interest rate	$27	Interest income – Loans	$49	Other income	—
Interest rate	(5)	Interest expense – Long-term debt	(3)	Other income	—
Interest rate	(1)	Investment banking and debt placement fees	—	Other income	—

Net Investment Hedges
Foreign exchange contracts	17	Other Income	—	Other income	—

Total	$38		$46		—

	Nine months ended September 30, 2013
in millions	Net Gains (Losses) Recognized in OCI (Effective Portion)	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Income Statement Location of Net Gains (Losses) Recognized in Income (Ineffective Portion)	Net Gains (Losses) Recognized in Income (Ineffective Portion)
Cash Flow Hedges
Interest rate	$(25)	Interest income – Loans	$52	Other income	—
Interest rate	18	Interest expense – Long-term debt	(7)	Other income	—
Interest rate	(2)	Investment banking and debt placement fees	—	Other income	—

Net Investment Hedges
Foreign exchange contracts	6	Other Income	(3)	Other income	—

Total	$(3)		$42		—

The after-tax change in AOCI resulting from cash flow and net investment hedges is as follows:

			Reclassification
	December 31,	2014	of Gains to	September 30,
in millions	2013	Hedging Activity	Net Income	2014
AOCI resulting from cash flow and net investment hedges	$(11)	$25	$(29)	$(15)

Nonhedging instruments. Our derivatives that are not designated as hedging instruments are recorded at fair value in “derivative assets” and “derivative liabilities” on the balance sheet. Adjustments to the fair values of these instruments, as well as any premium paid or received, are included in “corporate services income” and “other income” on the income statement.

The following table summarizes the pre-tax net gains (losses) on our derivatives that are not designated as hedging instruments for the nine-month periods ended September 30, 2014, and September 30, 2013, and where they are recorded on the income statement.

	Nine months ended September 30, 2014			Nine months ended September 30, 2013
in millions	Corporate Services Income	Other Income	Total	Corporate Services Income	Other Income	Total
NET GAINS (LOSSES)
Interest rate	$11	—	$11	$13	—	$13
Foreign exchange	25	—	25	29	—	29
Commodity	3	—	3	4	—	4
Credit	—	$(16)	(16)	1	$(11)	(10)

Total net gains (losses)	$39	$(16)	$23	$47	$(11)	$36

Counterparty Credit Risk

Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected positive replacement value of the contracts. We use several means to mitigate and manage exposure to credit risk on derivative contracts. We generally enter into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with a single counterparty in the event of default. Additionally, we monitor counterparty credit risk exposure on each contract to determine appropriate limits on our total credit exposure across all product types. We review our collateral positions on a daily basis and exchange collateral with our counterparties in accordance with standard ISDA documentation, central clearing rules, and other related agreements. We generally hold collateral in the form of cash and highly rated securities issued by the U.S. Treasury, government-sponsored enterprises, or GNMA. The cash collateral netted against derivative assets on the balance sheet totaled $230 million at September 30, 2014, $308 million at December 31, 2013, and $327 million at September 30, 2013. The cash collateral netted against derivative liabilities totaled $10 million at September 30, 2014, $4 million at December 31, 2013, and $17 million at September 30, 2013. The relevant agreements that allow us to access the central clearing organizations to clear derivative transactions are not considered to be qualified master netting agreements. Therefore, we cannot net derivative contracts or offset those contracts with related cash collateral with these counterparties. At September 30, 2014, we posted $51 million of cash collateral with clearing organizations. This additional cash collateral is included in “accrued income and other assets” and “accrued expense and other liabilities” on the balance sheet.

The following table summarizes our largest exposure to an individual counterparty at the dates indicated.

	September 30,	December 31,	September 30,
in millions	2014	2013	2013
Largest gross exposure (derivative asset) to an individual counterparty	$106	$121	$129
Collateral posted by this counterparty	44	42	44
Derivative liability with this counterparty	103	106	123
Collateral pledged to this counterparty	47	33	45
Net exposure after netting adjustments and collateral	6	6	7

The following table summarizes the fair value of our derivative assets by type at the dates indicated. These assets represent our gross exposure to potential loss after taking into account the effects of bilateral collateral and master netting agreements and other means used to mitigate risk.

in millions	September 30, 2014	December 31, 2013	September 30, 2013
Interest rate	$556	$633	$708
Foreign exchange	39	23	28
Commodity	47	58	65
Credit	1	1	1

Derivative assets before collateral	643	715	802
Less: Related collateral	230	308	327

Total derivative assets	$413	$407	$475

We enter into derivative transactions with two primary groups: broker-dealers and banks, and clients. Since these groups have different economic characteristics, we have different methods for managing counterparty credit exposure and credit risk.

We enter into transactions with broker-dealers and banks for various risk management purposes. These types of transactions generally are high dollar volume. We generally enter into bilateral collateral and master netting agreements with these counterparties. We began clearing certain types of derivative transactions with these counterparties in June 2013, whereby the central clearing organizations become our counterparties subsequent to novation of the original derivative contracts. In addition, we began entering into derivative contracts through swap execution facilities during the quarter ended March 31, 2014. The swap clearing and swap trade execution requirements were mandated by the Dodd-Frank Act for the purpose of reducing counterparty credit risk and increasing transparency in the derivative market. At September 30, 2014, we had gross exposure of $456 million to broker-dealers and banks. We had net exposure of $115 million after the application of master netting agreements and cash collateral, where such qualifying agreements exist. We had net exposure of $15 million after considering $100 million of additional collateral held in the form of securities.

We enter into transactions with clients to accommodate their business needs. These types of transactions generally are low dollar volume. We generally enter into master netting agreements with these counterparties. In addition, we mitigate our overall portfolio exposure and market risk by buying and selling U.S. Treasuries and Eurodollar futures, and entering into offsetting positions and other derivative contracts. Due to the smaller size and magnitude of the individual contracts with clients, we generally do not exchange collateral in connection with these derivative transactions. To address the risk of default associated with the uncollateralized contracts, we have established a credit valuation adjustment (included in “derivative assets”) in the amount of $11 million at September 30, 2014, which we estimate to be the potential future losses on amounts due from client counterparties in the event of default. At December 31, 2013, the credit valuation adjustment was $14 million. At September 30, 2014, we had gross exposure of $330 million to client counterparties for derivatives that have associated master netting agreements. We had net exposure of $298 million on our derivatives with clients after the application of master netting agreements, collateral, and the related reserve.

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

The following table summarizes the fair value of our credit derivatives purchased and sold by type as of September 30, 2014, December 31, 2013, and September 30, 2013. The fair value of credit derivatives presented below does not take into account the effects of bilateral collateral or master netting agreements.

	September 30, 2014			December 31, 2013			September 30, 2013
in millions	Purchased	Sold	Net	Purchased	Sold	Net	Purchased	Sold	Net
Single-name credit default swaps	$(1)	—	$(1)	$(7)	$1	$(6)	$(4)	—	$(4)
Traded credit default swap indices	(2)	—	(2)	—	—	—	(1)	—	(1)
Other	—	—	—	—	(1)	(1)	—	—	—

Total credit derivatives	$(3)	—	$(3)	$(7)	—	$(7)	$(5)	—	$(5)

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

The following table provides information on the types of credit derivatives sold by us and held on the balance sheet at September 30, 2014, December 31, 2013, and September 30, 2013. The notional amount represents the maximum amount that the seller could be required to pay. The payment/performance risk assessment is based on the default probabilities for the underlying reference entities’ debt obligations using a Moody’s credit ratings matrix known as Moody’s “Idealized” Cumulative Default Rates. The payment/performance risk shown in the table represents a weighted-average of the default probabilities for all reference entities in the respective portfolios. These default probabilities are directly correlated to the probability that we will have to make a payment under the credit derivative contracts.

	September 30, 2014			December 31, 2013			September 30, 2013
dollars in millions	Notional Amount	Average Term (Years)	Payment / Performance Risk	Notional Amount	Average Term (Years)	Payment / Performance Risk	Notional Amount	Average Term (Years)	Payment / Performance Risk
Single-name credit default swaps	$5	.97	.87%	$55	.77	22.28%	$67	.91	21.26%
Other	6	2.92	5.59	13	5.03	8.82	16	5.11	8.72

Total credit derivatives sold	$11	—	—	$68	—	—	$83	—	—

Credit Risk Contingent Features

We have entered into certain derivative contracts that require us to post collateral to the counterparties when these contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to our long-term senior unsecured credit ratings with Moody’s and S&P. Collateral requirements also are based on minimum transfer amounts, which are specific to each Credit Support Annex (a component of the ISDA Master Agreement) that we have signed with the counterparties. In a limited number of instances, counterparties have the right to terminate their ISDA Master Agreements with us if our ratings fall below a certain level, usually investment-grade level (i.e., “Baa3” for Moody’s and “BBB-” for S&P). At September 30, 2014, KeyBank’s ratings were “A3” with Moody’s and “A-” with S&P, and KeyCorp’s ratings were “Baa1” with Moody’s and “BBB+” with S&P. As of September 30, 2014, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our ratings) held by KeyBank that were in a net liability position totaled $278 million, which includes $220 million in derivative assets and $498 million in derivative liabilities. We had $276 million in cash and securities collateral posted to cover those positions as of September 30, 2014. The aggregate fair value of all derivative contracts with credit risk contingent features held by KeyCorp as of September 30, 2014, that were in a net liability position totaled $4 million, which consists solely of derivative liabilities. We had $2 million in collateral posted to cover those positions as of September 30, 2014.

The following table summarizes the additional cash and securities collateral that KeyBank would have been required to deliver under the ISDA Master Agreements had the credit risk contingent features been triggered for the derivative contracts in a net liability position as of September 30, 2014, December 31, 2013, and September 30, 2013. The additional collateral amounts were calculated based on scenarios under which KeyBank’s ratings are downgraded one, two, or three ratings as of September 30, 2014, and take into account all collateral already posted. A similar calculation was performed for KeyCorp, and additional collateral of $3 million would have been required as of September 30, 2014, less than $1 million as of December 31, 2013, and $2 million as of September 30, 2013.

	September 30, 2014		December 31, 2013		September 30, 2013
in millions	Moody’s	S&P	Moody’s	S&P	Moody’s	S&P
KeyBank’s long-term senior unsecured credit ratings	A3	A-	A3	A-	A3	A-

One rating downgrade	$1	$1	$6	$6	$6	$6
Two rating downgrades	4	4	11	11	11	11
Three rating downgrades	6	6	11	11	11	11

KeyBank’s long-term senior unsecured credit rating is currently four ratings above noninvestment grade at Moody’s and S&P. If KeyBank’s ratings had been downgraded below investment grade as of September 30, 2014, payments of up to $8 million would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted. If KeyCorp’s ratings had been downgraded below investment grade as of September 30, 2014, payments of $3 million would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted.

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

	Nine months ended September 30,
in millions	2014	2013
Balance at beginning of period	$332	$204
Servicing retained from loan sales	19	31
Purchases	33	144	(a)
Amortization	(76)	(48)

Balance at end of period	$308	$331

Fair value at end of period	$370	$388

(a)	Amount includes $118 million in mortgage servicing assets that were acquired during the second and third quarters of 2013. See Note 11 (“Acquisitions and Discontinued Operations”) for further details regarding this acquisition.

The fair value of mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The range and weighted-average of the significant unobservable inputs used to fair value our mortgage servicing assets at September 30, 2014, and September 30, 2013, along with the valuation techniques, are shown in the following table:

September 30, 2014 dollars in millions	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
Mortgage servicing assets	Discounted cash flow	Prepayment speed	1.90 - 12.30%(5.90%)
		Expected defaults	1.00 - 3.00%(1.90%)
		Residual cash flows discount rate	7.00 - 14.10%(7.80%)
		Escrow earn rate	0.50 - 3.10%(1.70%)
		Servicing cost	$150 - $2,700($1,053)
		Loan assumption rate	0.20 - 3.00%(1.52%)
		Percentage late	0.00 - 2.00%(0.32%)

September 30, 2013 dollars in millions	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
Mortgage servicing assets	Discounted cash flow	Prepayment speed	0.00 - 25.00%(6.20%)
		Expected defaults	1.10 - 3.00%(2.10%)
		Residual cash flows discount rate	7.00 - 15.00%(8.00%)
		Escrow earn rate	0.35 - 3.58%(1.90%)
		Servicing cost	$150 - $9,296($1,039)
		Loan assumption rate	0.00 - 3.00%(1.54%)
		Percentage late	0.00 - 2.00%(0.33%)

If these economic assumptions change or prove incorrect, the fair value of mortgage servicing assets may also change. The volume of loans serviced, expected credit losses, and the value assigned to escrow deposits are critical to the valuation of servicing assets. At September 30, 2014, a 1.00% decrease in the value assigned to the escrow deposits would cause a $56 million decrease in the fair value of our mortgage servicing assets. An increase in the assumed default rate of commercial mortgage loans of 1.00% would cause a $6 million decrease in the fair value of our mortgage servicing assets.

Contractual fee income from servicing commercial mortgage loans totaled $35 million for the nine-month period ended September 30, 2014, and $37 million for the nine-month period ended September 30, 2013. We have elected to account for servicing assets using the amortization method. The amortization of servicing assets is determined in proportion to, and over the period of, the estimated net servicing income. The amortization of servicing assets for each period, as shown in the table at the beginning of this note, is recorded as a reduction to fee income. Both the contractual fee income and the amortization are recorded in “mortgage servicing fees” on the income statement.

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

On September 30, 2014, we sold the residual interests in all of our outstanding education loan securitization trusts and therefore no longer have a significant interest in those trusts. We deconsolidated the securitization trusts as of September 30, 2014, and removed the trust assets and liabilities from our balance sheet. Further information regarding these education securitization trusts is provided in Note 11 (“Acquisitions and Discontinued Operations”) under the heading “Education lending.”

	Consolidated VIEs		Unconsolidated VIEs
in millions	Total Assets	Total Liabilities	Total Assets	Total Liabilities	Maximum Exposure to Loss
September 30, 2014
LIHTC funds	$1	$2	$55	—	—
LIHTC investments	N/A	N/A	775	—	$508

Our involvement with VIEs is described below.

Consolidated VIEs

LIHTC guaranteed funds. KAHC formed limited partnership funds that invested in LIHTC operating partnerships. Interests in these funds were offered in syndication to qualified investors who paid a fee to KAHC for a guaranteed return. We also earned syndication fees from the guaranteed funds and continue to earn asset management fees. The guaranteed funds’ assets, primarily investments in LIHTC operating partnerships, totaled $6 million at September 30, 2014. These investments are recorded in “accrued income and other assets” on the balance sheet and serve as collateral for the guaranteed funds’ limited obligations.

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

In accordance with the applicable accounting guidance for distinguishing liabilities from equity, third-party interests associated with our LIHTC guaranteed funds are considered mandatorily redeemable instruments and are recorded in “accrued expense and other liabilities” on the balance sheet. However, the FASB has indefinitely deferred the measurement and recognition provisions of this accounting guidance for mandatorily redeemable third-party interests associated with finite-lived subsidiaries, such as our LIHTC guaranteed funds. We adjust our financial statements each period for the third-party investors’ share of the guaranteed funds’ profits and losses. At September 30, 2014, we estimated the settlement value of these third-party interests to be between zero and $5 million, while the recorded value, including reserves, totaled $6 million. The partnership agreement for each of our guaranteed funds requires the fund to be dissolved by a certain date.

Unconsolidated VIEs

LIHTC nonguaranteed funds. Although we hold interests in certain nonguaranteed funds that we formed and funded, we have determined that we are not the primary beneficiary because we do not absorb the majority of the funds’ expected losses and do not have the power to direct activities that most significantly influence the economic performance of these entities. At September 30, 2014, assets of these unconsolidated nonguaranteed funds totaled $55 million. Our maximum exposure to loss in connection with these funds is minimal, and we do not have any liability recorded related to the funds. We have not formed nonguaranteed funds since October 2003.

LIHTC investments. Through Key Community Bank, we have made investments directly in LIHTC operating partnerships formed by third parties. As a limited partner in these operating partnerships, we are allocated tax credits and deductions associated with the underlying properties. We have determined that we are not the primary beneficiary of these investments because the general partners have the power to direct the activities that most significantly influence the economic performance of their respective partnerships and have the obligation to absorb expected losses and the right to receive benefits. At September 30, 2014, assets of these unconsolidated LIHTC operating partnerships totaled approximately $775 million. At September 30, 2014, our maximum exposure to loss in connection with these partnerships is the unamortized investment balance of $402 million plus $106 million of tax credits claimed but subject to recapture. We do not have any liability recorded related to these investments because we believe the likelihood of any loss is remote. We have not obtained any significant direct investments (either individually or in the aggregate) in LIHTC operating partnerships since September 2003.

We have additional investments in unconsolidated LIHTC operating partnerships that are held by the consolidated LIHTC guaranteed funds. Total assets of these operating partnerships were approximately $470 million at September 30, 2014. The tax credits and deductions associated with these properties are allocated to the funds’ investors based on their ownership percentages. We have determined that we are not the primary beneficiary of these partnerships because the general partners have the power to direct the activities that most significantly impact their economic performance, and the obligation to absorb expected losses and right to receive residual returns. Information regarding our exposure to loss in connection with these guaranteed funds is included in Note 15 under the heading “Return guarantee agreement with LIHTC investors.”

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

The effective tax rate, which is the provision for income taxes as a percentage of income from continuing operations before income taxes, was 24.1% for the third quarter of 2014 and 20.1% for the third quarter of 2013. The effective tax rates are below our combined federal and state statutory tax rate of 37.2% primarily due to income from investments in tax-advantaged assets such as corporate-owned life insurance and credits associated with investments in low-income housing projects. During the third quarter and the first nine months of 2014, our effective tax rate was lower due to a settlement with the IRS on tax refund claims for prior years, partially offset by the write-off of a foreign deferred tax asset due to the sale of certain foreign leasing assets. Our effective tax rate was also lower in the first nine months of 2014 due to the early termination of certain leveraged leases that resulted in non-taxable gains pursuant to a prior settlement with the IRS.

Deferred Tax Asset

At September 30, 2014, from continuing operations, we had a net federal deferred tax asset of $153 million and a net state deferred tax asset of $19 million compared to a net federal deferred tax asset of $201 million and a net state deferred tax asset of $9 million at December 31, 2013, and a net federal deferred tax asset of $219 million and a net state deferred tax asset of $9 million at September 30, 2013, included in “accrued income and other assets” on the balance sheet. To determine the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded, we conduct a quarterly assessment of all available evidence. This evidence includes, but is not limited to, taxable income in prior periods, projected future taxable income, and projected future reversals of deferred tax items. These assessments involve a degree of subjectivity and may undergo change. Based on these criteria, we have a valuation allowance of $1 million at September 30, 2014, $1 million at December 31, 2013, and $2 million at September 30, 2013, associated with certain state net operating loss carryforwards and state credit carryforwards.

Unrecognized Tax Benefits

As permitted under the applicable accounting guidance for income taxes, it is our policy to recognize interest and penalties related to unrecognized tax benefits in income tax expense.

The FASB issued new accounting guidance, effective January 1, 2014, for us, that requires unrecognized tax benefits to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if certain criteria are met. As a result, at September 30, 2014, our federal tax credit carryforward included in our federal deferred tax asset was reduced by $1 million.

11. Acquisitions and Discontinued Operations

Acquisitions

Pacific Crest Securities. On September 3, 2014, we acquired Pacific Crest Securities, a leading technology-focused investment bank and capital markets firm based in Portland, Oregon. This acquisition, which is being accounted for as a business combination, expands our corporate and investment banking business unit and adds technology to our other industry verticals. We recorded estimated identifiable intangible assets of $28 million and estimated goodwill of $72 million in Key Corporate Bank for this acquisition during the third quarter of 2014. The identifiable intangible assets and the goodwill related to this acquisition are non-deductible for tax purposes. The fair value estimates relating to this acquisition represent our best estimate of fair value and are expected to be finalized during the fourth quarter of 2014.
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

As of January 1, 2010, we consolidated our ten outstanding education lending securitization trusts since we held the residual interests and are the master servicer with the power to direct the activities that most significantly influence the economic performance of the trusts.

On September 30, 2014, we sold the residual interests in all of our outstanding education lending securitization trusts to a third party for $57 million. In selling the residual interests, we no longer have the obligation to absorb losses or the right to receive benefits related to the securitization trusts. Therefore, we have deconsolidated the securitization trusts and removed trust assets of $1.7 billion and trust liabilities of $1.6 billion from our balance sheet at September 30, 2014. As part of the sale and deconsolidation, we recognized an after-tax loss of $25 million, which is recorded in “income (loss) from discontinued operations, net of tax” on our income statement. We continue to service the securitized loans in eight of the securitization trusts and receive servicing fees, whereby we are adequately compensated, as well as remain a counterparty to derivative contracts with three of the securitization trusts. We have retained interests in the securitization trusts through our ownership of an insignificant percentage of certificates in two of the securitization trusts and two interest-only strips in one of the securitization trusts. These retained interests were remeasured at fair value on September 30, 2014, and their fair value of $1 million was recorded in “discontinued assets” on our balance sheet. These assets were valued using a similar approach and inputs that have been used to value the education loan securitization trust loans and securities, which are further discussed later in this Note.

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

The components of “income (loss) from discontinued operations, net of taxes” for the education lending business are as follows:

	Three months ended September 30,		Nine months ended September 30,
in millions	2014	2013	2014	2013
Net interest income	$21	$26	$67	$80
Provision (credit) for loan and lease losses	5	6	15	10

Net interest income (expense) after provision for loan and lease losses	16	20	52	70
Noninterest income	(41)	(94)	(111)	(128)
Noninterest expense	7	6	19	20

Income (loss) before income taxes	(32)	(80)	(78)	(78)
Income taxes	(12)	(30)	(29)	(29)

Income (loss) from discontinued operations, net of taxes (a), (b)	$(20)	$(50)	$(49)	$(49)

(a)	Includes after-tax charges of $9 million for each of the three-month periods ended September 30, 2014, and September 30, 2013, and $26 million and $30 million for the nine-month periods ended September 30, 2014, and September 30, 2013, respectively, determined by applying a matched funds transfer pricing methodology to the liabilities assumed necessary to support the discontinued operations.
(b)	For the three and nine months ended September 30, 2014, income (loss) from discontinued operations, net of taxes; consolidated net income (loss); earnings per common share from discontinued operations, net of taxes; and consolidated earnings per common share have been revised from our financial results reported on Form 8-K on October 15, 2014. For further information regarding these changes, see KeyCorp’s Form 8-K filed on November 4, 2014.

The discontinued assets and liabilities of our education lending business included on the balance sheet are as follows:

in millions	September 30, 2014	December 31, 2013	September 30, 2013
Held-to-maturity securities	$1	—	—

Trust loans at fair value	—	$1,960	$2,135
Portfolio loans at fair value	201	147	148
Loans, net of unearned income of ($2), ($6), and ($6)	2,174	2,390	2,455
Less: Allowance for loan and lease losses	31	39	38

Net loans	2,344	4,458	4,700

Trust accrued income and other assets at fair value	—	20	23
Accrued income and other assets	40	45	64

Total assets	$2,385	$4,523	$4,787

Trust accrued expense and other liabilities at fair value	—	$20	$21
Trust securities at fair value	—	1,834	2,016

Total liabilities	—	$1,854	$2,037

The discontinued education lending business consists of assets and liabilities in the securitization trusts (recorded at fair value), as well as loans in portfolio (recorded at fair value) and loans in portfolio (recorded at carrying value with appropriate valuation reserves) that are held outside the trusts.

At September 30, 2014, education loans include 1,434 TDRs with a recorded investment of approximately $16 million (pre-modification and post-modification). A specifically allocated allowance of $1 million was assigned to these loans as of September 30, 2014. There have been no significant payment defaults. There are no significant commitments outstanding to lend additional funds to these borrowers. Additional information regarding TDR classification and ALLL methodology is provided in Note 4 (“Asset Quality”).

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

The trust assets can be used only to settle the obligations or securities the trusts issue; we cannot sell the assets or transfer the liabilities. The loans in the consolidated trusts consist of both private and government-guaranteed loans. The security holders or beneficial interest holders do not have recourse to Key. We no longer have economic interest or risk of loss associated with these education loan securitization trusts as of September 30, 2014. During the second quarter of 2014 and the third quarter of 2013, additional market information became available. Based on this information and our related internal analysis, we adjusted certain assumptions related to valuing the loans in the securitization trusts. As a result, we recognized a net after-tax loss of $22 million during the second quarter of 2014 and a net after-tax loss of $48 million during the third quarter of 2013 related to the fair value of the loans and securities in the securitization trusts. These losses resulted in a reduction in the value of our economic interest in these trusts. We record all income and expense (including fair value adjustments) through the “income (loss) from discontinued operations, net of tax” line item in our income statement.

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

At September 30, 2014, there were $199 million of loans that were previously purchased from three of the outstanding securitizations trusts pursuant to the legal terms of these particular trusts. These loans are held as portfolio loans and continue to be accounted for at fair value. These portfolio loans were valued using an internal discounted cash flow model, which was affected by assumptions for defaults, loss severity, discount rates, and prepayments. These portfolio loans are considered to be Level 3 assets since we rely on unobservable inputs when determining fair value. Our valuation process for these loans as well as the trust loans and securities is discussed in more detail below. Portfolio loans accounted for at fair value had a value of $201 million at September 30, 2014, $147 million at December 31, 2013, and $148 million at September 30, 2013.

When we first consolidated the education loan securitization trusts, we made an election to record them at fair value. Carrying the assets and liabilities of the trusts at fair value better depicts our economic interest. The fair value of the assets and liabilities of the trusts was determined by calculating the present value of the future expected cash flows. We relied on unobservable inputs (Level 3) when determining the fair value of the assets and liabilities of the trusts because observable market data was not available. Our valuation process is described in more detail below.

Corporate Treasury, within our Finance area, is responsible for the quarterly valuation process that determines the fair value of our student loans held in portfolio that are accounted for at fair value and previously for our loans and securities in our education loan securitization trusts. Corporate Treasury provides these fair values to a Working Group Committee (the “Working Group”) comprising representatives from the line of business, Credit and Market Risk Management, Accounting, Business Finance (part of our Finance area), and Corporate Treasury. The Working Group is a subcommittee of the Fair Value Committee that is discussed in more detail in Note 5 (“Fair Value Measurements”). The Working Group reviews all significant inputs and assumptions and approves the resulting fair values.

The Working Group reviewed actual performance trends of the loans and securities on a quarterly basis and uses statistical analysis and qualitative measures to determine assumptions for future performance. Predictive models that incorporate delinquency and charge-off trends along with economic outlooks assisted the Working Group to forecast future defaults. The Working Group used this information to formulate the credit outlook for each of the securitization trusts. Higher projected defaults, fewer expected recoveries, elevated prepayment speeds, and higher discount rates would be expected to result in a lower fair value of the loans and securities in these securitization trusts as well as the portfolio loans at fair value. Default expectations and discount rate changes have the most significant impact on the fair values of the loans and securities. Increased cash flow uncertainty, whether through higher defaults and prepayments or fewer recoveries, can result in higher discount rates for use in the fair value process for these loans and securities.

The valuation process for the education loan securitization trust and portfolio loans that are accounted for at fair value has been based on a discounted cash flow analysis using a model purchased from a third party that is maintained by Corporate Treasury. The valuation process begins with loan-by-loan level data that is aggregated into pools based on underlying loan structural characteristics (i.e., current unpaid principal balance, contractual term, interest rate). Cash flows for these loan pools are developed using a financial model that reflects certain assumptions for defaults, recoveries, status changes, and prepayments. A net earnings stream, taking into account cost of funding, is calculated and discounted back to the measurement date using an appropriate discount rate. This resulting amount is used to determine the present value of the loans, which represents their fair value to a market participant.

The unobservable inputs set forth in the following table are reviewed and approved by the Working Group on a quarterly basis. The Working Group determines these assumptions based on available data, discussions with appropriate individuals within and outside of Key, and the knowledge and experience of the Working Group members.

A similar discounted cash flow approach to that described above was used on a quarterly basis by Corporate Treasury to determine the fair value of the trust securities. In valuing these securities, the discount rates used were provided by a third-party valuation consultant. These discount rates were based primarily on secondary market spread indices for similar student loans and asset-backed securities and were developed by the consultant using market-based data. On a quarterly basis, the Working Group reviewed the discount rate inputs used in the valuation process for reasonableness.

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

The following table shows the significant unobservable inputs used to measure the fair value of the education loan securitization trust loans and securities and the portfolio loans accounted for at fair value as of September 30, 2014, December 31, 2013, and September 30, 2013:

September 30, 2014 dollars in millions	Fair Value of Level 3 Assets and Liabilities	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
Portfolio loans accounted for at fair value	$201	Discounted cash flow	Prepayment speed	5.00 - 5.80% (5.25%	)
			Loss severity	2.00 - 77.00% (25.71%	)
			Discount rate	3.60 - 3.90% (3.69%	)
			Default rate	.93 - 1.91% (1.24%	)

December 31, 2013 dollars in millions	Fair Value of Level 3 Assets and Liabilities	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
Trust loans and portfolio loans accounted for at fair value	$2,107	Discounted cash flow	Prepayment speed	4.00 - 13.50% (6.47%	)
			Loss severity	2.00 - 79.50% (54.21%	)
			Discount rate	2.40 -10.50% (3.50%	)
			Default rate	8.01 - 23.71% (18.43%	)
Trust securities	1,834	Discounted cash flow	Discount rate	1.60 - 3.50% (2.55%	)

September 30, 2013 dollars in millions	Fair Value of Level 3 Assets and Liabilities	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
Trust loans and portfolio loans accounted for at fair value	$2,283	Discounted cash flow	Prepayment speed	4.00 - 13.50% (6.04%	)
			Loss severity	2.00 - 79.50% (37.67%	)
			Discount rate	2.00 - 10.50% (7.09%	)
			Default rate	8.02 - 23.78% (15.97%	)
Trust securities	2,016	Discounted cash flow	Discount rate	1.10 - 3.80% (2.64%	)

The following table shows the principal and fair value amounts for our trust loans at fair value, portfolio loans at fair value, and portfolio loans at carrying value at September 30, 2014, December 31, 2013, and September 30, 2013. Our policies for determining past due loans, placing loans on nonaccrual, applying payments on nonaccrual loans, and resuming accrual of interest are disclosed in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Nonperforming Loans” beginning on page 117 of our 2013 Form 10-K.

	September 30, 2014		December 31, 2013		September 30, 2013
dollars in millions	Principal	Fair Value	Principal	Fair Value	Principal	Fair Value
Trust loans at fair value
Accruing loans past due 90 days or more	—	—	$25	$25	$29	$28
Loans placed on nonaccrual status	—	—	12	12	12	12

Portfolio loans at fair value
Accruing loans past due 90 days or more	$5	$5	$8	$8	$5	$5
Loans placed on nonaccrual status	—	—	—	—	—	—

Portfolio loans at carrying value
Accruing loans past due 90 days or more	$31	N/A	$35	N/A	$38	N/A
Loans placed on nonaccrual status	9	N/A	10	N/A	9	N/A

The following table shows the consolidated trusts’ assets and liabilities at fair value and the portfolio loans at fair value and their related contractual values as of September 30, 2014, December 31, 2013, and September 30, 2013.

	September 30, 2014		December 31, 2013		September 30, 2013
dollars in millions	Contractual Amount	Fair Value	Contractual Amount	Fair Value	Contractual Amount	Fair Value
ASSETS
Portfolio loans	$199	$201	$140	$147	$142	$148
Trust loans	—	—	1,964	1,960	2,190	2,135
Trust other assets	—	—	20	20	23	23

LIABILITIES
Trust securities	—	—	$1,958	$1,834	$2,200	$2,016
Trust other liabilities	—	—	20	20	21	21

The following tables present the assets and liabilities of the consolidated education loan securitization trusts measured at fair value as well as the portfolio loans that are measured at fair value on a recurring basis at September 30, 2014, December 31, 2013, and September 30, 2013.

September 30, 2014 in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Portfolio loans	—	—	$201	$201

Total assets on a recurring basis at fair value	—	—	$201	$201

December 31, 2013 in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Portfolio loans	—	—	$147	$147
Trust loans	—	—	1,960	1,960
Trust other assets	—	—	20	20

Total assets on a recurring basis at fair value	—	—	$2,127	$2,127

LIABILITIES MEASURED ON A RECURRING BASIS
Trust securities	—	—	$1,834	$1,834
Trust other liabilities	—	—	20	20

Total liabilities on a recurring basis at fair value	—	—	$1,854	$1,854

September 30, 2013 in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Portfolio loans	—	—	$148	$148
Trust loans	—	—	2,135	2,135
Trust other assets	—	—	23	23

Total assets on a recurring basis at fair value	—	—	$2,306	$2,306

LIABILITIES MEASURED ON A RECURRING BASIS
Trust securities	—	—	$2,016	$2,016
Trust other liabilities	—	—	21	21

Total liabilities on a recurring basis at fair value	—	—	$2,037	$2,037

The following table shows the change in the fair values of the Level 3 consolidated education loan securitization trusts and portfolio loans for the three- and nine-month periods ended September 30, 2014, and September 30, 2013.

in millions	Portfolio Student Loans	Trust Student Loans	Trust Other Assets	Trust Securities	Trust Other Liabilities
Balance at December 31, 2013	$147	$1,960	$20	$1,834	$20
Gains (losses) recognized in earnings (a)	(4)	(34)	—	33	—
Purchases	74	—	—	—	—
Sales	—	(74)	—	—	—
Settlements	(16)	(202)	(1)	(278)	(3)
Transfers out due to deconsolidation	—	(1,650)	(19)	(1,589)	(17)

Balance at September 30, 2014 (b)	$201	—	—	—	—

Balance at June 30, 2014	$209	$1,711	$19	$1,660	$17
Gains (losses) recognized in earnings (a)	—	—	—	—	—
Purchases	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(8)	(61)	—	(71)	—
Transfers out due to deconsolidation	—	(1,650)	(19)	(1,589)	(17)

Balance at September 30, 2014 (b)	$201	—	—	—	—

Balance at December 31, 2012	$157	$2,369	$26	$2,159	$22
Gains (losses) recognized in earnings (a)	—	6	—	130	—
Purchases	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(9)	(240)	(3)	(273)	(1)

Balance at September 30, 2013 (b)	$148	$2,135	$23	$2,016	$21

Balance at June 30, 2013	$151	$2,317	$24	$2,118	$21
Gains (losses) recognized in earnings (a)	—	(105)	—	(14)	—
Purchases	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(3)	(77)	(1)	(88)	—

Balance at September 30, 2013 (b)	$148	$2,135	$23	$2,016	$21

(a)	Gains (losses) were driven primarily by fair value adjustments.
(b)	There were no issuances or transfers into Level 3 for the three- and nine-month periods ended September 30, 2014. There were no issuances, transfers into Level 3, or transfers out of Level 3 for the three- and nine-month periods ended September 30, 2013.

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

The results of this discontinued business are included in “income (loss) from discontinued operations, net of taxes” on the income statement. The components of “income (loss) from discontinued operations, net of taxes” for Victory, which includes the additional gain recorded as of March 31, 2014, on the sale of this business, are as follows:

	Three months ended September 30,		Nine months ended September 30,
in millions	2014	2013	2014	2013
Net interest income	$5	—	$7	—
Noninterest income	—	$155	10	$212
Noninterest expense	—	16	—	59

Income (loss) before income taxes	5	139	17	153
Income taxes	2	52	7	57

Income (loss) from discontinued operations, net of taxes	$3	$87	$10	$96

The discontinued assets and liabilities of Victory included on the balance sheet are as follows:

	September 30,	December 31,	September 30,
in millions	2014	2013	2013
Seller note	$17	$29	$31

Total assets	$17	$29	$31

Accrued expense and other liabilities	—	—	—

Total liabilities	—	—	—

The only remaining asset of Victory is a $17 million Seller note. The Seller note was accounted for at fair value and classified as a Level 3 asset through December 31, 2013. Since the contingency involving certain fund outflows was resolved, the Seller note was no longer accounted for at fair value subsequent to December 31, 2013.

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

The results of this discontinued business are included in “income (loss) from discontinued operations, net of taxes” on the income statement. The components of “income (loss) from discontinued operations, net of taxes” for Austin are as follows:

	Three months ended September 30,		Nine months ended September 30,
in millions	2014	2013	2014	2013
Noninterest expense	—	$1	$4	$1

Income (loss) before income taxes	—	(1)	(4)	(1)
Income taxes	—	(1)	(2)	1

Income (loss) from discontinued operations, net of taxes	—	—	$(2)	$(2)

The discontinued assets and liabilities of Austin included on the balance sheet are as follows:

	September 30,	December 31,	September 30,
in millions	2014	2013	2013
Cash and due from banks	$19	$20	$20

Total assets	$19	$20	$20

Accrued expense and other liabilities	$3	—	—

Total liabilities	$3	—	—

Combined discontinued operations. The combined results of the discontinued operations are as follows:

	Three months ended September 30,		Nine months ended September 30,
in millions	2014	2013	2014	2013

Net interest income	$26	$26	$74	$80
Provision (credit) for loan and lease losses	5	6	15	10

Net interest income (expense) after provision for loan and lease losses	21	20	59	70
Noninterest income	(41)	61	(101)	84
Noninterest expense	7	23	23	80

Income (loss) before income taxes	(27)	58	(65)	74
Income taxes	(10)	21	(24)	29

Income (loss) from discontinued operations, net of taxes (a), (b)	$(17)	$37	$(41)	$45

(a)	Includes after-tax charges of $9 million for each of the three-month periods ended September 30, 2014, and September 30, 2013, and $26 million and $30 million for the nine-month periods ended September 30, 2014, and September 30, 2013, respectively, determined by applying a matched funds transfer pricing methodology to the liabilities assumed necessary to support the discontinued operations.
(b)	For the three and nine months ended September 30, 2014, income (loss) from discontinued operations, net of taxes; consolidated net income (loss); earnings per common share from discontinued operations, net of taxes; and consolidated earnings per common share have been revised from our financial results reported on Form 8-K on October 15, 2014. For further information regarding these changes, see KeyCorp’s Form 8-K filed on November 4, 2014.

The combined assets and liabilities of the discontinued operations are as follows:

	September 30,	December 31,	September 30,
in millions	2014	2013	2013

Cash and due from banks	$19	$20	$20
Held-to-maturity securities	1	—	—
Seller note	17	29	31
Trust loans at fair value	—	1,960	2,135
Portfolio loans at fair value	201	147	148
Loans, net of unearned income of ($2), ($6), and ($6)	2,174	2,390	2,455
Less: Allowance for loan and lease losses	31	39	38

Net loans	2,344	4,458	4,700

Trust accrued income and other assets at fair value	—	20	23
Accrued income and other assets	40	45	64

Total assets	$2,421	$4,572	$4,838

Trust accrued expense and other liabilities at fair value	—	$20	$21
Accrued expense and other liabilities	$3	—	—
Trust securities at fair value	—	1,834	2,016

Total liabilities	$3	$1,854	$2,037

12. Securities Financing Activities

We enter into repurchase and reverse repurchase agreements and securities borrowed transactions (securities financing agreements) primarily to finance our inventory positions, acquire securities to cover short positions, and to settle other securities obligations. We account for these securities financing agreements as collateralized financing transactions. Repurchase and reverse repurchase agreements are recorded on the balance sheet at the amounts at which the securities will be subsequently sold or repurchased. Securities borrowed transactions are recorded on the balance sheet at the amounts of cash collateral advanced. While our securities financing agreements incorporate a right of set off, the assets and liabilities are reported on a gross basis. Repurchase agreements and securities borrowed transactions are included in “Short-term investments” on the balance sheet; reverse repurchase agreements are included in “Federal funds purchased and securities sold under repurchase agreements.”

During the third quarter of 2014, our broker-dealer subsidiary, KeyBanc Capital Markets, Inc. (“KBCM”), moved from a self-clearing organization to using a third-party organization for clearing purposes. In connection with this change, KBCM became an introducing broker-dealer, whereby it no longer needs to fund its business operations by entering into repurchase, reverse repurchase, or securities borrowed agreements. KBCM had no securities financing agreements outstanding at September 30, 2014.

The following table summarizes our securities financing agreements at September 30, 2014, December 31, 2013, and September 30, 2013:

	September 30, 2014
in millions	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts
Offsetting of financial assets:
Reverse repurchase agreements	$6	$(4)	$(2)	—
Securities borrowed	—	—	—	—

Total	$6	$(4)	$(2)	—

Offsetting of financial liabilities:
Repurchase agreements	$4	$(4)	—	—

Total	$4	$(4)	—	—

	December 31, 2013
in millions	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts
Offsetting of financial assets:
Reverse repurchase agreements	$347	$(278)	$(66)	$3
Securities borrowed	12	—	(12)	—

Total	$359	$(278)	$(78)	$3

Offsetting of financial liabilities:
Repurchase agreements	$517	$(278)	$(239)	—

Total	$517	$(278)	$(239)	—

	September 30, 2013
in millions	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts
Offsetting of financial assets:
Reverse repurchase agreements	$516	$(176)	$(332)	$8
Securities borrowed	1	—	(1)	—

Total	$517	$(176)	$(333)	$8

Offsetting of financial liabilities:
Repurchase agreements	$464	$(176)	$(288)	—

Total	$464	$(176)	$(288)	—

(a)	Netting adjustments take into account the impact of master netting agreements that allow us to settle with a single counterparty on a net basis.
(b)	These adjustments take into account the impact of bilateral collateral agreements that allow us to offset the net positions with the related collateral. The application of collateral cannot reduce the net position below zero. Therefore, excess collateral, if any, is not reflected above.

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

During the third quarters of 2014 and 2013, lump sum payments made under certain pension plans triggered settlement accounting. In accordance with the applicable accounting guidance for defined benefit plans, we performed a remeasurement of the affected plans in conjunction with the settlement and recognized the settlement losses reflected in the following table. We will also recognize a settlement loss in the fourth quarter of 2014 related to additional lump sum payments made during the fourth quarter.

The components of net pension cost (benefit) for all funded and unfunded plans are as follows:

	Three months ended September 30,		Nine months ended September 30,
in millions	2014	2013	2014	2013
Interest cost on PBO	$12	$10	$36	$30
Expected return on plan assets	(17)	(17)	(51)	(51)
Amortization of losses	4	5	12	15
Settlement loss	20	25	20	25

Net pension cost (benefit)	$19	$23	$17	$19

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

As of September 30, 2014, the trust preferred securities issued by the KeyCorp capital trusts represent $340 million, or 3.4%, of our total qualifying Tier 1 capital, net of goodwill.

The trust preferred securities, common stock, and related debentures are summarized as follows:

dollars in millions	Trust Preferred Securities, Net of Discount (a)	Common Stock	Principal Amount of Debentures, Net of Discount (b)	Interest Rate of Trust Preferred Securities and Debentures (c)	Maturity of Trust Preferred Securities and Debentures
September 30, 2014
KeyCorp Capital I	$156	$6	$162	.975%	2028
KeyCorp Capital II	105	4	109	6.875	2029
KeyCorp Capital III	136	4	140	7.750	2029

Total	$397	$14	$411	4.856%	—

December 31, 2013	$384	$14	$398	4.777%	—

September 30, 2013	$391	$14	$405	4.834%	—

(a)	The trust preferred securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of trust preferred securities carries an interest rate identical to that of the related debenture. Certain trust preferred securities include basis adjustments related to fair value hedges totaling $57 million at September 30, 2014,
$44 million at December 31, 2013, and $51 million at September 30, 2013. See Note 7 (“Derivatives and Hedging Activities”) for an explanation of fair value hedges.
(b)	We have the right to redeem these debentures. If the debentures purchased by KeyCorp Capital I are redeemed before they mature, the redemption price will be the principal amount, plus any accrued but unpaid interest. If the debentures purchased by KeyCorp Capital II or KeyCorp Capital III are redeemed before they mature, the redemption price will be the greater of: (i) the principal amount, plus any accrued but unpaid interest, or (ii) the sum of the present values of principal and interest payments discounted at the Treasury Rate (as defined in the applicable indenture), plus 20 basis points for KeyCorp Capital II or 25 basis points for KeyCorp Capital III or 50 basis points in the case of redemption upon either a tax or a capital treatment event for either KeyCorp Capital II or KeyCorp Capital III, plus any accrued but unpaid interest. The principal amount of certain debentures includes basis adjustments related to fair value hedges totaling $57 million at September 30, 2014, $44 million at December 31, 2013, and $51 million at September 30, 2013. See Note 7 for an explanation of fair value hedges. The principal amount of debentures, net of discounts, is included in “long-term debt” on the balance sheet.
(c)	The interest rates for the trust preferred securities issued by KeyCorp Capital II and KeyCorp Capital III are fixed.
KeyCorp Capital I has a floating interest rate, equal to three-month LIBOR plus 74 basis points, that reprices quarterly. The total interest rates are weighted-average rates.

15. Contingent Liabilities and Guarantees

Legal Proceedings

The following discussion provides information on material developments in our legal proceedings during the third quarter of 2014. Additional information on our legal proceedings is available on pages 203-204 of our 2013 Form 10-K, Note 20 (“Commitments, Contingent Liabilities and Guarantees”) under the heading “Legal Proceedings,” and in our Forms 10-Q for the quarters ended March 31, 2014, and June 30, 2014, in Note 15 (“Contingent Liabilities and Guarantees”) under the heading “Legal Proceedings” on pages 77 and 76, respectively.

Austin Madoff-Related Claims. On October 2, 2014, the United States District Court for the Southern District of New York entered a final judgment and order of dismissal with prejudice in In re Austin Capital Management, Ltd., Securities & Employee Retirement Income Security Act (ERISA) Litigation, approving the previously reported settlement agreement and ending the litigation. The settlement is covered under our insurance policies and will not have a material impact on our financial condition. The settlement did not affect the status of other previously disclosed Austin Madoff-related matters that were outside the scope of the litigation. Based on information presently known to us, we do not expect those matters, either individually or in the aggregate, to have a material adverse effect on our financial condition.

Metyk Litigation. As previously reported, on January 29, 2013, the United States District Court for the Northern District of Ohio (“Northern District”) entered an order granting KeyCorp’s motion to dismiss in a consolidated class action lawsuit styled
Thomas Metyk, et al. v. KeyCorp, et al. (“Metyk”). Plaintiffs appealed both the Northern District’s dismissal and its denial of plaintiffs’ motion to set aside the judgment to the United States Court of Appeals for the Sixth Circuit (“Sixth Circuit”). The Sixth Circuit affirmed the Northern District’s decision on both issues, and denied Plaintiffs’ petition for rehearing or rehearing en banc. On August 27, 2014, Plaintiffs filed a Petition for Writ of Certiorari with the Supreme Court of the United States.

Checking Account Overdraft Litigation. As previously reported, KeyBank was named a defendant in a putative class action seeking to represent a national class of KeyBank customers allegedly harmed by KeyBank’s overdraft practices. The case was transferred and consolidated for purposes of pretrial discovery and motion proceedings to a multidistrict proceeding styled In Re: Checking Account Overdraft Litigation pending in the United States District Court for the Southern District of Florida (the “District Court”). KeyBank filed a notice of appeal in regard to the denial by the District Court of a motion to compel arbitration. On August 21, 2012, the
United States Court of Appeals for the Eleventh Circuit (the “Eleventh Circuit”) vacated the District Court’s order denying KeyBank’s motion to compel arbitration and remanded the case for further consideration. On June 21, 2013, KeyBank filed with the
District Court its renewed motion to compel arbitration and stay or dismiss litigation. On August 27, 2013, the District Court granted KeyBank’s renewed motion to compel arbitration and dismissed the case. The plaintiff appealed. On June 18, 2014, the Eleventh Circuit vacated the District Court’s order granting KeyBank’s renewed motion to compel arbitration and remanded the case to the District Court to address the issue of the enforceability of KeyBank’s arbitration provision. On August 22, 2014, KeyBank filed its Second Renewed Motion to Compel Arbitration and Dismiss the Complaint.

Other litigation. From time to time, in the ordinary course of business, we and our subsidiaries are subject to various other litigation, investigations, and administrative proceedings. Private, civil litigations may range from individual actions involving a single plaintiff to putative class action lawsuits with potentially thousands of class members. Investigations may involve both formal and informal proceedings, by both government agencies and self-regulatory bodies. These other matters may involve claims for substantial monetary relief. At times, these matters may present novel claims or legal theories. Due to the complex nature of these various other matters, it may be years before some matters are resolved. While it is impossible to ascertain the ultimate resolution or range of financial liability, based on information presently known to us, we do not believe there is any other matter to which we are a party, or involving any of our properties that, individually or in the aggregate, would reasonably be expected to have a material adverse effect on our financial condition. We continually monitor and reassess the potential materiality of these other litigation matters. We note, however, that in light of the inherent uncertainty in legal proceedings there can be no assurance that the ultimate resolution will not exceed established reserves. As a result, the outcome of a particular matter, or a combination of matters, may be material to our results of operations for a particular period, depending upon the size of the loss or our income for that particular period.

Guarantees

We are a guarantor in various agreements with third parties. The following table shows the types of guarantees that we had outstanding at September 30, 2014. Information pertaining to the basis for determining the liabilities recorded in connection with these guarantees is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Guarantees” beginning on page 125 of our 2013 Form 10-K.

September 30, 2014 in millions	Maximum Potential Undiscounted Future Payments	Liability Recorded
Financial guarantees:
Standby letters of credit	$11,384	$70
Recourse agreement with FNMA	1,377	4
Return guarantee agreement with LIHTC investors	5	5
Written put options (a)	2,269	30

Total	$15,035	$109

(a)	The maximum potential undiscounted future payments represent notional amounts of derivatives qualifying as guarantees.

We determine the payment/performance risk associated with each type of guarantee described below based on the probability that we could be required to make the maximum potential undiscounted future payments shown in the preceding table. We use a scale of low (0-30% probability of payment), moderate (31-70% probability of payment), or high (71-100% probability of payment) to assess the payment/performance risk, and have determined that the payment/performance risk associated with each type of guarantee outstanding at September 30, 2014, is low.

Standby letters of credit. KeyBank issues standby letters of credit to address clients’ financing needs. These instruments obligate us to pay a specified third party when a client fails to repay an outstanding loan or debt instrument or fails to perform some contractual nonfinancial obligation. Any amounts drawn under standby letters of credit are treated as loans to the client; they bear interest (generally at variable rates) and pose the same credit risk to us as a loan. At September 30, 2014, our standby letters of credit had a remaining weighted-average life of 3.1 years, with remaining actual lives ranging from less than one year to as many as 30 years.

Recourse agreement with FNMA. We participate as a lender in the FNMA Delegated Underwriting and Servicing program. FNMA delegates responsibility for originating, underwriting, and servicing mortgages, and we assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan that we sell to FNMA. We maintain a reserve for such potential losses in an amount that we believe approximates the fair value of our liability. At September 30, 2014, the outstanding commercial mortgage loans in this program had a weighted-average remaining term of 7.1 years, and the unpaid principal balance outstanding of loans sold by us as a participant was $4.3 billion. As shown in the preceding table, the maximum potential amount of undiscounted future payments that we could be required to make under this program is equal to approximately one-third of the principal balance of loans outstanding at September 30, 2014. If we are required to make a payment, we would have an interest in the collateral underlying the related commercial mortgage loan; any loss we incur could be offset by the amount of any recovery from the collateral.

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

As shown in the previous table, KAHC maintained a reserve in the amount of $5 million at September 30, 2014, which is sufficient to cover estimated future obligations under the guarantees. The maximum exposure to loss reflected in the table represents undiscounted future payments due to investors for the return on and of their investments.

These guarantees have expiration dates that extend through 2018, but KAHC has not formed any new partnerships under this program since October 2003. Additional information regarding these partnerships is included in Note 9 (“Variable Interest Entities”).

Written put options. In the ordinary course of business, we “write” put options for clients that wish to mitigate their exposure to changes in interest rates and commodity prices. At September 30, 2014, our written put options had an average life of 2 years. These instruments are considered to be guarantees, as we are required to make payments to the counterparty (the client) based on changes in an underlying variable that is related to an asset, a liability, or an equity security that the client holds. We are obligated to pay the client if the applicable benchmark interest rate or commodity price is above or below a specified level (known as the “strike rate”). These written put options are accounted for as derivatives at fair value, as further discussed in Note 7 (“Derivatives and Hedging Activities”). We mitigate our potential future payment obligations by entering into offsetting positions with third parties.

Written put options where the counterparty is a broker-dealer or bank are accounted for as derivatives at fair value but are not considered guarantees since these counterparties typically do not hold the underlying instruments. In addition, we are a purchaser and seller of credit derivatives, which are further discussed in Note 7.

Default guarantees. Some lines of business participate in guarantees that obligate us to perform if the debtor (typically a client) fails to satisfy all of its payment obligations to third parties. We generally undertake these guarantees for one of two possible reasons: (i) either the risk profile of the debtor should provide an investment return, or (ii) we are supporting our underlying investment in the debtor. We do not hold collateral for the default guarantees. If we were required to make a payment under a guarantee, we would receive a pro rata share should the third party collect some or all of the amounts due from the debtor. At September 30, 2014, we did not have any default guarantees.

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

16. Accumulated Other Comprehensive Income

Our changes in AOCI for the three and nine months ended September 30, 2014, and September 30, 2013, are as follows:

in millions	Unrealized gains (losses) on available for sale securities	Unrealized gains (losses) on derivative financial instruments	Foreign currency translation adjustment	Net pension and postretirement benefit costs	Total
Balance at December 31, 2013	$(63)	$(11)	$42	$(320)	$(352)

Other comprehensive income before reclassification, net of income taxes	24	25	(9)	—	40

Amounts reclassified from accumulated other comprehensive income, net of income taxes (a)	—	(29)	(3)	19	(13)

Net current-period other comprehensive income, net of income taxes	24	(4)	(12)	19	27

Balance at September 30, 2014	$(39)	$(15)	$30	$(301)	$(325)

Balance at June 30, 2014	$(6)	$(7)	$39	$(315)	$(289)

Other comprehensive income before reclassification, net of income taxes	(33)	3	(9)	—	(39)

Amounts reclassified from accumulated other comprehensive income, net of income taxes (a)	—	(11)	—	14	3

Net current-period other comprehensive income, net of income taxes	(33)	(8)	(9)	14	(36)

Balance at September 30, 2014	$(39)	$(15)	$30	$(301)	$(325)

Balance at December 31, 2012	$229	$18	$55	$(426)	$(124)

Other comprehensive income before reclassification, net of income taxes	(228)	(2)	(8)	—	(238)

Amounts reclassified from accumulated other comprehensive income, net of income taxes (a)	—	(27)	(4)	24	(7)

Net current-period other comprehensive income, net of income taxes	(228)	(29)	(12)	24	(245)

Balance at September 30, 2013	$1	$(11)	$43	$(402)	$(369)

Balance at June 30, 2013	$82	$(21)	$41	$(420)	$(318)

Other comprehensive income before reclassification, net of income taxes	(81)	20	2	—	(59)

Amounts reclassified from accumulated other comprehensive income, net of income taxes (a)	—	(10)	—	18	8

Net current-period other comprehensive income, net of income taxes	(81)	10	2	18	(51)

Balance at September 30, 2013	$1	$(11)	$43	$(402)	$(369)

(a)	See table below for details about these reclassifications.

Our reclassifications out of AOCI for the three and nine months ended September 30, 2014, and September 30, 2013, are as follows:

Nine months ended September 30, 2014 in millions	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains (losses) on derivative financial instruments
Interest rate	$49	Interest income — Loans
Interest rate	(3)	Interest expense — Long term debt

	46	Income (loss) from continuing operations before income taxes
	17	Income taxes

	$29	Income (loss) from continuing operations

Foreign currency translation adjustment
	$3	Corporate services income

	3	Income (loss) from continuing operations before income taxes
	—	Income taxes

	$3	Income (loss) from continuing operations

Net pension and postretirement benefit costs
Amortization of losses	$(12)	Personnel expense
Settlement loss	(20)	Personnel expense

	(32)	Income (loss) from continuing operations before income taxes
	(13)	Income taxes

	$(19)	Income (loss) from continuing operations

Three months ended September 30, 2014 in millions	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains (losses) on derivative financial instruments
Interest rate	$18	Interest income — Loans
Interest rate	(1)	Interest expense — Long term debt
Foreign exchange contracts	1	Other income

	18	Income (loss) from continuing operations before income taxes
	7	Income taxes

	$11	Income (loss) from continuing operations

Net pension and postretirement benefit costs
Amortization of losses	$(4)	Personnel expense
Settlement loss	(20)	Personnel expense

	(24)	Income (loss) from continuing operations before income taxes
	(10)	Income taxes

	$(14)	Income (loss) from continuing operations

Nine months ended September 30, 2013 in millions	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains (losses) on derivative financial instruments
Interest rate	$52	Interest income — Loans
Interest rate	(7)	Interest expense — Long term debt
Foreign exchange contracts	(3)	Other income

	42	Income (loss) from continuing operations before income taxes
	15	Income taxes

	$27	Income (loss) from continuing operations

Foreign currency translation adjustment
	$7	Corporate services income

	7	Income (loss) from continuing operations before income taxes
	3	Income taxes

	$4	Income (loss) from continuing operations

Net pension and postretirement benefit costs
Amortization of losses	$(15)	Personnel expense
Settlement loss	(25)	Personnel expense

	(40)	Income (loss) from continuing operations before income taxes
	(16)	Income taxes

	$(24)	Income (loss) from continuing operations

Three months ended September 30, 2013 in millions	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains (losses) on derivative financial instruments
Interest rate	$17	Interest income — Loans
Interest rate	(3)	Interest expense — Long term debt

	14	Income (loss) from continuing operations before income taxes
	4	Income taxes

	$10	Income (loss) from continuing operations

Net pension and postretirement benefit costs
Amortization of losses	$(5)	Personnel expense
Settlement loss	(25)	Personnel expense

	(30)	Income (loss) from continuing operations before income taxes
	(12)	Income taxes

	$(18)	Income (loss) from continuing operations

17. Shareholders’ Equity

Comprehensive Capital Plan

As previously reported and as authorized by our Board of Directors and pursuant to our 2014 capital plan submitted to and not objected to by the Federal Reserve, we have authority to repurchase up to $542 million of our common shares, which include repurchases to offset issuances of common shares under our employee compensation plans. Common share repurchases under our 2014 capital plan are expected to be executed through the first quarter of 2015. During the third quarter of 2014, we completed
$119 million of common share repurchases under our 2014 capital plan authorization.

Consistent with our 2014 capital plan, the Board declared a quarterly dividend of $.065 per common share for the third quarter of 2014.

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

On April 8, 2014, we announced a new leadership structure for Key Community Bank: Community Bank Co-President, Commercial & Private Banking and Community Bank Co-President, Consumer & Small Business. In this structure, the Community Bank Co-Presidents work as a team to lead the Key Community Bank, which continues to operate as one business segment.

Key Corporate Bank

Key Corporate Bank is a full-service corporate and investment bank focused principally on serving the needs of middle market clients in seven industry sectors: consumer, energy, healthcare, industrial, public sector, real estate, and technology. Key Corporate Bank delivers a broad product suite of banking and capital markets products to its clients, including syndicated finance, debt and equity capital markets, commercial payments, equipment finance, commercial mortgage banking, derivatives, foreign exchange, financial advisory, and public finance. Key Corporate Bank is also a significant servicer of commercial mortgage loans and a significant special servicer of CMBS. Key Corporate Bank also delivers many of its product capabilities to clients of Key Community Bank.

Other Segments

Other Segments consist of Corporate Treasury, Community Development, Principal Investing, and various exit portfolios.

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

The table on the following pages shows selected financial data for our two major business segments for the three- and nine-month periods ended September 30, 2014, and September 30, 2013.

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

The selected financial data are based on internal accounting policies designed to compile results on a consistent basis and in a manner that reflects the underlying economics of the businesses. In accordance with our policies:

•	Net interest income is determined by assigning a standard cost for funds used or a standard credit for funds provided based on their assumed maturity, prepayment, and/or repricing characteristics.

•	Indirect expenses, such as computer servicing costs and corporate overhead, are allocated based on assumptions regarding the extent to which each line of business actually uses the services.

•	The consolidated provision for loan and lease losses is allocated among the lines of business primarily based on their actual net loan charge-offs, adjusted periodically for loan growth and changes in risk profile. The amount of the consolidated provision is based on the methodology that we use to estimate our consolidated ALLL. This methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” beginning on page 118 of our 2013 Form 10-K.

•	Income taxes are allocated based on the statutory federal income tax rate of 35% and a blended state income tax rate (net of the federal income tax benefit) of 2.2%.

•	Capital is assigned to each line of business based on economic equity.

Developing and applying the methodologies that we use to allocate items among our lines of business is a dynamic process. Accordingly, financial results may be revised periodically to reflect enhanced alignment of expense base allocation drivers, changes in the risk profile of a particular business, or changes in our organizational structure.

Three months ended September 30,	Key Community Bank		Key Corporate Bank
dollars in millions	2014	2013	2014	2013
SUMMARY OF OPERATIONS
Net interest income (TE)	$360	$385	$212	$196
Noninterest income	199	199	183	183

Total revenue (TE) (a)	559	584	395	379
Provision (credit) for loan and lease losses	31	24	(5)	12
Depreciation and amortization expense	16	19	8	7
Other noninterest expense	421	434	204	196

Income (loss) from continuing operations before income taxes (TE)	91	107	188	164
Allocated income taxes and TE adjustments	34	40	69	58

Income (loss) from continuing operations	57	67	119	106
Income (loss) from discontinued operations, net of taxes (b)	—	—	—	—

Net income (loss) (b)	57	67	119	106
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—

Net income (loss) attributable to Key (b)	$57	$67	$119	$106

AVERAGE BALANCES (c)
Loans and leases	$30,103	$29,498	$22,700	$19,946
Total assets (a)	32,209	31,685	26,460	23,739
Deposits	50,302	49,732	17,310	16,044
OTHER FINANCIAL DATA
Net loan charge-offs (c)	$28	$27	—	$6
Return on average allocated equity (c)	8.45%	9.02%	29.71%	26.89%
Return on average allocated equity	8.45	9.02	29.71	26.89
Average full-time equivalent employees (d)	7,573	8,029	1,945	1,891

Nine months ended September 30,	Key Community Bank		Key Corporate Bank
dollars in millions	2014	2013	2014	2013
SUMMARY OF OPERATIONS
Net interest income (TE)	$1,085	$1,155	$613	$586
Noninterest income	574	595	559	544

Total revenue (TE) (a)	1,659	1,750	1,172	1,130
Provision (credit) for loan and lease losses	63	123	(6)	7
Depreciation and amortization expense	49	58	22	21
Other noninterest expense	1,272	1,310	587	567

Income (loss) from continuing operations before income taxes (TE)	275	259	569	535
Allocated income taxes and TE adjustments	103	96	207	193

Income (loss) from continuing operations	172	163	362	342
Income (loss) from discontinued operations, net of taxes (b)	—	—	—	—

Net income (loss) (b)	172	163	362	342
Less: Net income (loss) attributable to noncontrolling interests	—	—	2	—

Net income (loss) attributable to Key (b)	$172	$163	$360	$342

AVERAGE BALANCES (c)
Loans and leases	$29,979	$29,215	$22,169	$19,650
Total assets (a)	32,107	31,582	26,003	23,388
Deposits	50,149	49,572	16,361	15,160
OTHER FINANCIAL DATA
Net loan charge-offs (c)	$89	$116	$(17)	$1
Return on average allocated equity (c)	8.42%	7.37%	32.32%	29.35%
Return on average allocated equity	8.42	7.37	32.32	29.35
Average full-time equivalent employees (d)	7,613	8,377	1,900	1,837

(a)	Substantially all revenue generated by our major business segments is derived from clients that reside in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software, and goodwill held by our major business segments, are located in the United States.
(b)	For the three and nine months ended September 30, 2014, income (loss) from discontinued operations, net of taxes; consolidated net income (loss); earnings per common share from discontinued operations, net of taxes; and consolidated earnings per common share have been revised from our financial results reported on Form 8-K on October 15, 2014. For further information regarding these changes, see KeyCorp’s Form 8-K filed on November 4, 2014.
(c)	From continuing operations.
(d)	The number of average full-time equivalent employees was not adjusted for discontinued operations.

Other Segments		Total Segments		Reconciling Items		Key
2014	2013	2014	2013	2014	2013	2014	2013
$8	$5	$580	$586	$1	$(2)	$581	$584
39	75	421	457	(4)	2	417	459

47	80	1,001	1,043	(3)	—	998	1,043
(6)	(7)	20	29	1	(1)	21	28
3	4	27	30	38	34	65	64
17	20	642	650	(3)	2	639	652

33	63	312	334	(39)	(35)	273	299
(15)	(1)	88	97	(18)	(32)	70	65

48	64	224	237	(21)	(3)	203	234
—	—	—	—	(17)	37	(17)	37

48	64	224	237	(38)	34	186	271
—	(1)	—	(1)	—	—	—	(1)

$48	$65	$224	$238	$(38)	$34	$186	$272

$2,911	$3,760	$55,714	$53,204	$82	$67	$55,796	$53,271
27,787	27,641	86,456	83,065	667	444	87,123	83,509
854	755	68,466	66,531	(130)	(548)	68,336	65,983
$3	$3	$31	$36	—	$1	$31	$37
32.33%	37.70%	18.31%	18.18%	(1.48)%	(.24)%	7.69%	9.11%
32.33	37.70	18.31	18.18	(.99)	2.68	7.96	10.54
88	122	9,606	10,042	4,299	4,513	13,905	14,555

Other Segments		Total Segments		Reconciling Items		Key
2014	2013	2014	2013	2014	2013	2014	2013
$28	$18	$1,726	$1,759	$3	—	$1,729	$1,759
180	172	1,313	1,311	(6)	$2	1,307	1,313

208	190	3,039	3,070	(3)	2	3,036	3,072
(21)	(20)	36	110	1	1	37	111
9	12	80	91	115	104	195	195
56	64	1,915	1,941	(55)	(28)	1,860	1,913

164	134	1,008	928	(64)	(75)	944	853
(14)	(24)	296	265	(46)	(47)	250	218

178	158	712	663	(18)	(28)	694	635
—	—	—	—	(41)	45	(41)	45

178	158	712	663	(59)	17	653	680
4	—	6	—	—	—	6	—

$174	$158	$706	$663	$(59)	$17	$647	$680

$3,172	$3,947	$55,320	$52,812	$68	$55	$55,388	$52,867
27,725	27,923	85,835	82,893	677	534	86,512	83,427
886	714	67,396	65,446	(137)	(417)	67,259	65,029
$9	$13	$81	$130	—	$1	$81	$131
39.10%	29.88%	19.60%	16.98%	(.43)%	(.74)%	6.59%	6.18%
39.10	29.88	19.60	16.98	(.83)	.45	6.43	6.62
103	121	9,616	10,335	4,326	4,645	13,942	14,980

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of KeyCorp

We have reviewed the consolidated balance sheets of KeyCorp (“Key”) as of September 30, 2014 and 2013, and the related consolidated statements of income and comprehensive income for the three- and nine-month periods ended September 30, 2014 and 2013, and the consolidated statements of changes in equity and cash flows for the nine-month periods ended September 30, 2014 and 2013. These financial statements are the responsibility of Key’s management.

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

Cleveland, Ohio
November 4, 2014	/s/ Ernst & Young LLP

Item 2. Management’s Discussion & Analysis of Financial Condition & Results of Operations

Introduction

This section reviews the financial condition and results of operations of KeyCorp and its subsidiaries for the quarterly and year-to-date periods ended September 30, 2014, and September 30, 2013. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. When you read this discussion, you should also refer to the consolidated financial statements and related notes in this report. The page locations of specific sections and notes that we refer to are presented in the table of contents.

References to our “2013 Form 10-K” refer to our Form 10-K for the year ended December 31, 2013, which has been filed with the SEC and is available on its website (www.sec.gov) and on our website (www.key.com/ir).

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

Selected financial data

Our financial performance for each of the last five quarters is summarized in Figure 1.

Figure 1. Selected Financial Data

	2014			2013		Nine months ended September 30,
dollars in millions, except per share amounts	Third	Second	First	Fourth	Third	2014	2013
FOR THE PERIOD
Interest income	$639	$639	$630	$649	$647	$1,908	$1,971
Interest expense	64	66	67	66	69	197	229
Net interest income	575	573	563	583	578	1,711	1,742
Provision (credit) for loan and lease losses	21	10	6	19	28	37	111
Noninterest income	417	455	435	453	459	1,307	1,313
Noninterest expense	704	689	662	712	716	2,055	2,108
Income (loss) from continuing operations before income taxes	267	329	330	305	293	926	836
Income (loss) from continuing operations attributable to Key	203	247	238	235	235	688	635
Income (loss) from discontinued operations, net of taxes (a), (b)	(17)	(28)	4	(5)	37	(41)	45
Net income (loss) attributable to Key (b)	186	219	242	230	272	647	680
Income (loss) from continuing operations attributable to Key common shareholders	197	242	232	229	229	671	618
Income (loss) from discontinued operations, net of taxes (a), (b)	(17)	(28)	4	(5)	37	(41)	45
Net income (loss) attributable to Key common shareholders(b)	180	214	236	224	266	630	663

PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.23	$.28	$.26	$.26	$.25	$.77	$.68
Income (loss) from discontinued operations, net of taxes (a), (b)	(.02)	(.03)	—	(.01)	.04	(.05)	.05
Net income (loss) attributable to Key common shareholders (b), (c)	.21	.24	.27	.25	.29	.72	.73
Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$.23	$.27	$.26	$.26	$.25	$.76	$.67
Income (loss) from discontinued operations, net of taxes — assuming dilution (a), (b)	(.02)	(.03)	—	(.01)	.04	(.05)	.05
Net income (loss) attributable to Key common shareholders — assuming dilution (b), (c)	.21	.24	.26	.25	.29	.71	.72
Cash dividends paid	.065	.065	.055	.055	.055	.185	.16
Book value at period end	11.74	11.65	11.43	11.25	11.05	11.74	11.05
Tangible book value at period end	10.47	10.50	10.28	10.11	9.92	10.47	9.92
Market price:
High	14.62	14.59	14.70	13.55	12.63	14.70	12.63
Low	12.97	12.90	12.25	11.24	11.05	12.25	8.29
Close	13.33	14.33	14.24	13.42	11.40	13.33	11.40
Weighted-average common shares outstanding (000)	867,350	875,298	884,727	890,516	901,904	875,728	911,918
Weighted-average common shares and potential common shares outstanding (000) (d)	874,122	902,137	891,890	897,712	908,253	882,451	917,579

AT PERIOD END
Loans	$56,155	$55,600	$55,445	$54,457	$53,597	$56,155	$53,597
Earning assets	78,310	78,457	77,692	79,467	77,085	78,310	77,085
Total assets	89,784	91,798	90,802	92,934	90,708	89,784	90,708
Deposits	68,456	67,799	67,266	69,262	68,535	68,456	68,535
Long-term debt	7,172	8,213	7,712	7,650	6,154	7,172	6,154
Key common shareholders’ equity	10,195	10,213	10,112	10,012	9,915	10,195	9,915
Key shareholders’ equity	10,486	10,504	10,403	10,303	10,206	10,486	10,206

PERFORMANCE RATIOS — FROM CONTINUING OPERATIONS
Return on average total assets	.92%	1.14%	1.13%	1.08%	1.12%	1.06%	1.02%
Return on average common equity	7.68	9.55	9.33	9.10	9.13	8.84	8.27
Return on average tangible common equity (e)	8.55	10.60	10.38	10.13	10.18	9.83	9.22
Net interest margin (TE)	2.96	2.98	3.00	3.01	3.11	2.98	3.16
Cash efficiency ratio (e)	69.5	65.8	64.9	67.4	67.5	66.7	67.5

PERFORMANCE RATIOS — FROM CONSOLIDATED OPERATIONS
Return on average total assets	.81%	.96%	1.09%	1.00%	1.22%	.95%	1.03%
Return on average common equity	7.01	8.44	9.50	8.90	10.61	8.30	8.88
Return on average tangible common equity (e)	7.81	9.37	10.56	9.91	11.82	9.23	9.89
Net interest margin (TE)	2.94	2.94	2.95	2.91	3.06	2.94	3.10
Loan-to-deposit (f)	87.4	87.1	87.5	83.8	83.8	87.4	83.8

CAPITAL RATIOS AT PERIOD END
Key shareholders’ equity to assets	11.68%	11.44%	11.46%	11.09%	11.25%	11.68%	11.25%
Key common shareholders’ equity to assets	11.36	11.13	11.14	10.78	10.94	11.36	10.94
Tangible common equity to tangible assets (e)	10.26	10.15	10.14	9.80	9.93	10.26	9.93
Tier 1 common equity (e)	11.26	11.25	11.27	11.22	11.17	11.26	11.17
Tier 1 risk-based capital	12.01	11.99	12.01	11.96	11.92	12.01	11.92
Total risk-based capital	14.10	14.14	14.23	14.33	14.37	14.10	14.37
Leverage	11.15	11.24	11.30	11.11	11.33	11.15	11.33

TRUST AND BROKERAGE ASSETS
Assets under management	$39,283	$39,669	$38,893	$36,905	$36,110	$39,283	$36,110
Nonmanaged and brokerage assets	48,273	48,728	47,396	47,418	38,525	48,273	38,525

OTHER DATA
Average full-time-equivalent employees	13,905	13,867	14,055	14,197	14,555	13,942	14,980
Branches	997	1,009	1,027	1,028	1,044	997	1,044

(a)	In April 2009, we decided to wind down the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers. In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. In February 2013, we decided to sell Victory to a private equity fund. As a result of these decisions, we have accounted for these businesses as discontinued operations. For further discussion regarding the income (loss) from discontinued operations, see Note 11 (“Acquisitions and Discontinued Operations”).
(b)	For the three and nine months ended September 30, 2014, income (loss) from discontinued operations, net of taxes; consolidated net income (loss); earnings per common share from discontinued operations, net of taxes; and consolidated earnings per common share have been revised from our financial results reported on Form 8-K on October 15, 2014. For further information regarding these changes, see KeyCorp’s Form 8-K filed on November 4, 2014.
(c)	EPS may not foot due to rounding.
(d)	Assumes conversion of common share options and other stock awards and/or convertible preferred stock, as applicable.
(e)	See Figure 7 entitled “GAAP to Non-GAAP Reconciliations,” which presents the computations of certain financial measures related to “tangible common equity,” “Tier 1 common equity,” and “cash efficiency.” The table reconciles the GAAP performance measures to the corresponding non-GAAP measures, which provides a basis for period-to-period comparisons.
(f)	Represents period-end consolidated total loans and loans held for sale (excluding education loans in the securitizations trusts for periods prior to September 30, 2014) divided by period-end consolidated total deposits (excluding deposits in foreign office).

Forward-looking statements

From time to time, we have made or will make forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements do not relate strictly to historical or current facts. Forward-looking statements usually can be identified by the use of words such as “goal,” “objective,” “plan,” “expect,” “anticipate,” “assume,” “intend,” “project,” “believe,” “estimate,” or other words of similar meaning. Forward-looking statements provide our current expectations or forecasts of future events, circumstances, results or aspirations. Our disclosures in this report contain forward-looking statements. We may also make forward-looking statements in our other documents filed with or furnished to the SEC. In addition, we may make forward-looking statements orally to analysts, investors, representatives of the media, and others.

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

Economic overview

The economy continued its momentum in the third quarter of 2014, as real GDP grew by an annualized rate of 3.5% after a strong second quarter of 4.6%. Consumer spending remains a modest driver, but the housing market remains mixed, with slow growth in residential construction and sales of both new and existing homes falling below year-ago levels. A disconnect between high consumer confidence and low wage growth continues to result in only modest consumer spending growth. Geopolitical tensions, prospective Federal Reserve actions, and mixed economic data tempered equity and bond markets throughout the third quarter.

In the third quarter, weak income growth remained an important constraint on consumption; however, fundamentals appear to be strengthening. Real spending climbed in August 2014 after remaining flat in July, led by increases in durable goods and services spending. Vehicle sales grew to a seasonally adjusted annual average rate of 16.7 million units in the third quarter of 2014, up from the 16.5 million units recorded in the second quarter of 2014. Retail sales were modest for the quarter, although research analysts are forecasting pickup in the fourth quarter as lower gasoline prices should give consumers more purchasing power. Consumer confidence slightly decreased, with the Conference Board measure ending the second quarter at 86%, down .4 points quarter-over-quarter but remaining at levels not seen in six years. Price gains remained flat, with the consumer price index holding at 1.7% for September 2014, as the cost of fuel remains a restraint on prices. The core personal consumption expenditure index was up 1.5% year-over-year as of August 2014.

In the labor market, average monthly job gains declined to 224,000 during the third quarter of 2014, compared to average gains of 272,000 in the second quarter of 2014. Gains were across all job sectors and reflect normalization in the labor market after a strong rebound in the second quarter from the rough first quarter. The unemployment rate declined sharply, finishing the quarter at 5.9%, driven by an increase in employment and a decrease in the labor force participation. Despite the improved health of the labor market, the participation rate remains historically low at 62.7% as of September 30, 2014.

The housing market continues to be volatile on a month-to-month basis. Lower mortgage rates led to an uptick in demand across each segment. Existing home sales climbed modestly to 5.17 million units annualized in September 2014, up from 5.03 million units annualized in June 2014, but remain below year-ago levels. New home sales showed steady improvement in September 2014, with a 17% year-over-year increase. Housing starts began to accelerate, totaling a seasonally adjusted annual rate of 1.017 million in September 2014, up 18% year-over-year. Permits rebounded by 2.8% month-over-month in September 2014, in line with expectations. Home price appreciation continues to slow, with the CoreLogic Home Price Index up only 6.4% year-over-year in August 2014, which should increase affordability.

The Federal Reserve continued tapering in the third quarter, reducing asset purchases at a steady pace of $10 billion per month to a current purchasing level of $15 billion per month. The yield on the 10-year U.S. Treasury was relatively unchanged in the third quarter, opening at 2.56% and finishing slightly lower at 2.49%. The latest quantitative easing program ended in October 2014, with the federal funds rate not expected to increase until mid-to-late 2015.

Long-term financial goals

Our long-term financial goals are as follows:

•	Improve balance sheet efficiency by targeting a loan-to-deposit ratio range of 90% to 100%;

•	Maintain a moderate risk profile by targeting a net loan charge-off ratio range of .40% to .60%;

•	Grow high quality and diverse revenue streams by targeting a net interest margin in excess of 3.50%, and a ratio of noninterest income to total revenue of greater than 40%;

•	Generate positive operating leverage and target a cash efficiency ratio of less than 60%; and

•	Strengthen returns by executing our strategy and target a return on average assets in the range of 1.00% to 1.25%.

Figure 2 shows the evaluation of our long-term financial goals for the third quarter and first nine months of 2014.

Figure 2. Evaluation of Our Long-Term Financial Goals

KEY Business Model	Key Metrics (a)	3Q14	YTD 2014	Targets

Balance sheet efficiency	Loan-to-deposit ratio (b)	87%	87%	90 -100%

Moderate risk profile	NCOs to average loans	.22%	.20%	.40 - .60%
	Provision to average loans	.15%	.09%

High quality, diverse revenue streams	Net interest margin	2.96%	2.98%	> 3.50%
	Noninterest income to total revenue	42%	43%	> 40%

Positive operating leverage	Cash efficiency ratio (c)	69.5%	66.7%	< 60%

Execution of strategy	Return on average assets	.92%	1.06%	1.00 -1.25%

(a)	Calculated from continuing operations, unless otherwise noted.
(b)	Represents period-end consolidated total loans and loans held for sale (excluding education loans in the securitization trusts for periods prior to third quarter of 2014) divided by period-end consolidated total deposits (excluding deposits in foreign office).
(c)	Excludes intangible asset amortization; Non-GAAP measures: see Figure 7 for reconciliation.

Strategic developments

We initiated the following actions during the first nine months of 2014 to support our corporate strategy described in the “Introduction” section under the “Corporate Strategy” heading on page 38 of our 2013 Form 10-K.

•	Our strong risk management practices and a more favorable credit environment resulted in another quarter of positive credit quality trends. For the nine months ended September 30, 2014, net loan charge-offs were ..20% of average loans, well below our targeted range, and nonperforming assets decreased 27.8% from the year-ago period.

•	Capital management remains a priority in 2014. Common share repurchases under the 2014 capital plan are expected to be executed through the first quarter of 2015. During the second and third quarters of 2014, we completed $227 million of common share repurchases under our 2014 capital plan authorization.

•	Our 2014 capital plan also proposed an 18% increase in our quarterly common share dividend to $.065 per share, which was approved by our Board in May 2014. Consistent with the 2014 capital plan, we made a dividend payment of $.065 per share on our common shares during each of the second and third quarters of 2014.

•	We continue to take actions to drive growth and efficiency. These actions include leadership changes to leverage our alignment, accelerate momentum, and drive growth. We are also focused on growing our commercial payments business and maximizing the return from our recent investments, which included the launch of purchase and prepaid cards in the first quarter of 2014. In addition to these new payment products, we continue to invest in, and build out, our online and mobile capabilities. During the first quarter of 2014, we expanded our online account-opening tools to include more products and services. During the second quarter of 2014, we introduced the new KeyBank Hassle-Free Account for banking customers who want straightforward ways to make deposits, track money, obtain cash, and make payments without worrying about potential overdraft fees or other unexpected fees. In addition, as part of our actions to drive efficiency, we closed 31 branches and reduced headcount in our fixed income trading business by approximately 20% during the first nine months of 2014.

•	We also made progress on other strategic initiatives, including improving sales productivity and strengthening our business mix through targeted investments and exiting businesses that are not a strategic fit. Key Community Bank is strengthening its sales management process and saw a lift in sales productivity. Key Corporate Bank continues to see growth in new and expanded client relationships. In the first quarter of 2014, we announced that we would be exiting our international leasing operation, which had limited scale and connectivity to our other businesses. This decision is consistent with our commitment to allocate our capital to businesses that fit our strategy and generate appropriate risk-adjusted returns. Late in the third quarter of 2014, we closed the acquisition of Pacific Crest Securities, a leading technology-focused investment bank and capital markets firm. This acquisition underscores our commitment to creating the leading corporate and investment bank serving middle market companies. The transaction brings together two firms with a shared vision of enhancing their differentiation in the market by capitalizing on the convergence of technology across traditional industry verticals.

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

Figure 3 shows the geographic diversity of Key Community Bank’s average deposits, commercial loans, and home equity loans.

Figure 3. Key Community Bank Geographic Diversity

	Geographic Region
Three months ended September 30, 2014 dollars in millions	Pacific	Rocky Mountains	Indiana	West Ohio/ Michigan	East Ohio	Western New York	Eastern New York	New England	Non Region (a)	Total
Average deposits	$11,416	$4,954	$2,313	$4,299	$9,028	$4,897	$7,767	$2,935	$2,693	$50,302
Percent of total	22.7%	9.9%	4.6%	8.5%	18.0%	9.7%	15.4%	5.8%	5.4%	100.0%

Average commercial loans	$3,510	$1,694	$737	$1,123	$2,265	$571	$1,889	$734	$2,841	$15,364
Percent of total	22.9%	11.0%	4.8%	7.3%	14.7%	3.7%	12.3%	4.8%	18.5%	100.0%

Average home equity loans	$3,299	$1,581	$490	$851	$1,274	$821	$1,297	$654	$101	$10,368
Percent of total	31.8%	15.3%	4.7%	8.2%	12.3%	7.9%	12.5%	6.3%	1.0%	100.0%

(a)	Represents average deposits, commercial loan products, and home equity loan products centrally managed outside of our eight Key Community Bank regions.

Key Corporate Bank is a full-service corporate and investment bank focused principally on serving the needs of middle market clients in seven industry sectors: consumer, energy, healthcare, industrial, public sector, real estate, and technology. Key Corporate Bank delivers a broad product suite of banking and capital markets products to its clients, including syndicated finance, debt and equity capital markets, commercial payments, equipment finance, commercial mortgage banking, derivatives, foreign exchange, financial advisory, and public finance. Key Corporate Bank is also a significant servicer of commercial mortgage loans and a significant special servicer of CMBS. Key Corporate Bank delivers many of its product capabilities to clients of Key Community Bank.

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

While the Regulatory Capital Rules became effective on January 1, 2014, the mandatory compliance date for Key as a “standardized approach” banking organization is January 1, 2015, subject to transitional provisions extending to January 1, 2019.

New minimum capital requirements

Under the Regulatory Capital Rules, “standardized approach” banking organizations, like Key, will be required to meet the minimum capital and leverage ratios set forth in Figure 4 below. At September 30, 2014, Key had an estimated Common Equity Tier 1 Capital Ratio of 10.8% under the Regulatory Capital Rules. Also at September 30, 2014, based on the fully phased-in Regulatory Capital Rules, Key estimates that its capital and leverage ratios, after adjustment for market risk, would be as set forth in Figure 4.

Figure 4. Estimated Ratios vs. Minimum Capital Ratios Calculated Under the Fully Phased-In Regulatory Capital Rules

Ratios (including Capital conservation buffer)	Key September 30, 2014 Estimated	Minimum January 1, 2015	Phase-in Period	Minimum January 1, 2019
Common Equity Tier 1 (a)	10.8%	4.5%	None	4.5%
Capital conservation buffer (b)	—	—	1/1/16 - 1/1/19	2.5
Common Equity Tier 1 + Capital conservation buffer	—	4.5	1/1/16 - 1/1/19	7.0
Tier 1 Capital	11.1	6.0	None	6.0
Tier 1 Capital + Capital conservation buffer	—	6.0	1/1/16 - 1/1/19	8.5
Total Capital	13.3	8.0	None	8.0
Total Capital + Capital conservation buffer	—	8.0	1/1/16 - 1/1/19	10.5
Leverage (c)	10.4	4.0	None	4.0

(a)	See Figure 7 entitled “GAAP to Non-GAAP Reconciliations,” which presents the computation for estimated Common Equity Tier 1. The table reconciles the GAAP performance measure to the corresponding non-GAAP measure, which provides a basis for period-to-period comparisons.
(b)	Capital conservation buffer must consist of Common Equity Tier 1 capital. Key is not subject to the countercyclical capital buffer of up to 2.5% imposed under the “advanced approaches” portion of the Regulatory Capital Rules.
(c)	Because Key is not an “advanced approaches” banking organization under the Regulatory Capital Rules, it is not subject to the 3% supplemental leverage ratio or to the supplemental leverage buffer of more than 2% under a final rule adopted by the federal banking agencies in April 2014 or to the revision to the denominator of the supplementary leverage ratio adopted by these agencies under a final rule issued in September 2014 (the “Supplemental Leverage Requirements”).

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

We believe that, as of September 30, 2014, KeyBank would meet all “well capitalized” capital adequacy requirements under the Regulatory Capital Rules if such requirements were currently effective.

Liquidity coverage ratio

In October 2014, federal banking agencies published the final Basel III liquidity framework for U.S. banking organizations (the “Liquidity Coverage Rules”) that create a minimum liquidity coverage ratio (“LCR”) for certain internationally active bank and nonbank financial companies (not including Key) and a modified version of the LCR (“Modified LCR”) for bank holding companies and other depository institution holding companies with over $50 billion in consolidated assets that are not internationally active (including Key). The LCR and Modified LCR created by the Liquidity Coverage Rules are an enhanced prudential liquidity standard consistent with the Dodd-Frank Act.

As a Modified LCR bank holding company under the Liquidity Coverage Rules, Key will be required to maintain high-quality liquid assets of at least 100% of its total net cash outflow amount determined by prescribed assumptions in a standardized hypothetical stress scenario over a 30-calendar day period. Implementation for Modified LCR banking organizations, like Key, will begin on January 1, 2016, with a minimum requirement of 90% coverage, reaching 100% coverage by January 1, 2017. During the third quarter of 2014, our estimated Modified LCR was 80%. Key will be required to calculate its LCR on the last business day of each month upon implementation of the Liquidity Coverage Rules for Modified LCR banking organizations.

KeyBank will not be subject to the LCR or the Modified LCR under the Liquidity Coverage Rules unless the OCC affirmatively determines that application to KeyBank is appropriate in light of its asset size, level of complexity, risk profile, scope of operations, affiliation with foreign or domestic covered entities, or risk to the financial system.

Highlights of Our Performance

Financial performance

For the third quarter of 2014, we announced net income from continuing operations attributable to Key common shareholders of $197 million, or $.23 per common share. Our third quarter of 2014 results compare to net income from continuing operations attributable to Key common shareholders of $229 million, or $.25 per common share, for the third quarter of 2013.

Our taxable-equivalent net interest income was $581 million for the third quarter of 2014, and the net interest margin was 2.96%. These results compare to taxable-equivalent net interest income of $584 million and a net interest margin of 3.11% for the third quarter of 2013. The decreases in net interest income and net interest margin were largely attributable to lower earning asset yields. The net interest margin was additionally impacted by higher levels of excess liquidity driven by commercial deposit growth. The decrease in net interest income was partially offset by higher loan levels, a more favorable mix of lower-cost deposits, and higher loan fees as the prior year had an early termination of a leveraged lease. For the full year of 2014, we expect net interest income to be relatively stable compared to 2013, with slight downward pressure due to the competitive environment.

Our noninterest income was $417 million for the third quarter of 2014, compared to $459 million for the year-ago quarter. Operating lease income and other leasing gains decreased $27 million as the prior year included the benefit of an early termination of a leveraged lease. Net gains from principal investing declined $8 million. Mortgage servicing fees decreased $6 million due to lower special servicing fees. These decreases were partially offset by an increase of $6 million in fee income related to the recently-acquired Pacific Crest Securities. For the full year of 2014, we expect low single-digit growth in noninterest income compared to the prior year.

Our noninterest expense was $704 million for the third quarter of 2014, compared to $716 million for the same period last year. This decline reflects lower efficiency- and pension-related charges of $6 million. This decrease was slightly offset by $6 million of expenses associated with the recently-acquired Pacific Crest Securities. For the full year of 2014, we expect a low-to-mid single-digit percentage decline in noninterest expense from 2013.

Average loans were $55.8 billion for the third quarter of 2014, an increase of $2.5 billion compared to the third quarter of 2013. The loan growth occurred primarily in the commercial, financial and agricultural portfolio, which increased $2.6 billion and was broad-based across our commercial lines of business. Consumer loans remained relatively stable, as modest increases across our core consumer loan portfolio, primarily home equity loans and direct term loans, were more than offset by run-off in our designated consumer exit portfolio. For the full year of 2014, we expect mid single-digit loan growth compared to 2013, driven by commercial, financial and agricultural loans.

Average deposits, excluding deposits in foreign office, totaled $67.7 billion for the third quarter of 2014, an increase of $2.4 billion compared to the year-ago quarter. Demand deposits increased by $1.9 billion, and NOW and money market deposit accounts increased $1.2 billion, mostly due to growth related to commercial client inflows as well as increases related to the commercial mortgage servicing business. These increases were partially offset by run-off in certificates of deposit.

Our provision for loan and lease losses was $21 million for the third quarter of 2014, compared to $28 million for the year-ago quarter. Our ALLL was $804 million, or 1.43%, of total period-end loans at September 30, 2014, compared to 1.62% at September 30, 2013. We expect our provision for loan and lease losses to approximate the level of net loan charge-offs for the remainder of the year.

Net loan charge-offs for the third quarter of 2014 totaled $31 million, or .22% of average total loans, compared to .28% for the same period last year. We expect net loan charge-offs to average total loans to continue to be below our targeted range of .40% to .60% for the remainder of the year.

At September 30, 2014, our nonperforming loans totaled $401 million and represented .71% of period-end portfolio loans, compared to 1.01% at September 30, 2013. Nonperforming assets at September 30, 2014, totaled $418 million and represented .74% of period-end portfolio loans and OREO and other nonperforming assets, compared to 1.08% at September 30, 2013.

Our capital ratios remain strong. Our tangible common equity, Tier 1 common equity and Tier 1 risk-based capital ratios at September 30, 2014, are 10.26%, 11.26%, and 12.01%, respectively, compared to 9.93%, 11.17%, and 11.92%, respectively, at September 30, 2013. We continue to return capital to our shareholders by repurchasing common shares and through our quarterly common share dividend. In the third quarter of 2014, we repurchased $119 million of common shares and paid a cash dividend of $.065 per common share under our 2014 capital plan authorization.

Figure 6 shows our continuing and discontinued operating results for the current, past, and year-ago quarters and the current and year-ago periods-to-date. Our financial performance for each of the past five quarters is summarized in Figure 1.

Figure 6. Results of Operations

	Three months ended			Nine months ended
in millions, except per share amounts	9-30-14	6-30-14	9-30-13	9-30-14	9-30-13
Summary of operations
Income (loss) from continuing operations attributable to Key	$203	$247	$235	$688	$635
Income (loss) from discontinued operations, net of taxes (a), (b)	(17)	(28)	37	(41)	45

Net income (loss) attributable to Key (b)	$186	$219	$272	$647	$680

Income (loss) from continuing operations attributable to Key	$203	$247	$235	$688	$635
Less: Dividends on Series A Preferred Stock	6	5	6	17	17

Income (loss) from continuing operations attributable to Key common shareholders	197	242	229	671	618
Income (loss) from discontinued operations, net of taxes (a), (b)	(17)	(28)	37	(41)	45

Net income (loss) attributable to Key common shareholders (b)	$180	$214	$266	$630	$663

Per common share — assuming dilution
Income (loss) from continuing operations attributable to Key common shareholders	$.23	$.27	$.25	$.76	$.67
Income (loss) from discontinued operations, net of taxes (a), (b)	(.02)	(.03)	.04	(.05)	.05

Net income (loss) attributable to Key common shareholders (b), (c)	$.21	$.24	$.29	$.71	$.72

(a)	In April 2009, we decided to wind down the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers. In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. In February 2013, we decided to sell Victory to a private equity fund. As a result of these decisions, we have accounted for these businesses as discontinued operations. For further discussion regarding the income (loss) from discontinued operations, see Note 11 (“Acquisitions and Discontinued Operations”).
(b)	For the three and nine months ended September 30, 2014, income (loss) from discontinued operations, net of taxes; consolidated net income (loss); earnings per common share from discontinued operations, net of taxes; and consolidated earnings per common share have been revised from our financial results reported on Form 8-K on October 15, 2014. For further information regarding these changes, see KeyCorp’s Form 8-K filed on November 4, 2014.
(c)	EPS may not foot due to rounding.

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

Figure 7. GAAP to Non-GAAP Reconciliations

	Three months ended
dollars in millions	9-30-14	6-30-14	3-31-14	12-31-13	9-30-13
Tangible common equity to tangible assets at period end
Key shareholders’ equity (GAAP)	$10,486	$10,504	$10,403	$10,303	$10,206
Less: Intangible assets (a)	1,105	1,008	1,012	1,014	1,017
Series A Preferred Stock (b)	282	282	282	282	282

Tangible common equity (non-GAAP)	$9,099	$9,214	$9,109	$9,007	$8,907

Total assets (GAAP)	$89,784	$91,798	$90,802	$92,934	$90,708
Less: Intangible assets (a)	1,105	1,008	1,012	1,014	1,017

Tangible assets (non-GAAP)	$88,679	$90,790	$89,790	$91,920	$89,691

Tangible common equity to tangible assets ratio (non-GAAP)	10.26%	10.15%	10.14%	9.80%	9.93%

Tier 1 common equity at period end
Key shareholders’ equity (GAAP)	$10,486	$10,504	$10,403	$10,303	$10,206
Qualifying capital securities	340	339	339	339	340
Less: Goodwill	1,051	979	979	979	979
Accumulated other comprehensive income (loss) (c)	(366)	(328)	(367)	(394)	(409)
Other assets (d)	110	86	84	89	96

Total Tier 1 capital (regulatory)	10,031	10,106	10,046	9,968	9,880
Less: Qualifying capital securities	340	339	339	339	340
Series A Preferred Stock (b)	282	282	282	282	282

Total Tier 1 common equity (non-GAAP)	$9,409	$9,485	$9,425	$9,347	$9,258

Net risk-weighted assets (regulatory)	$83,547	$84,287	$83,637	$83,328	$82,913

Tier 1 common equity ratio (non-GAAP)	11.26%	11.25%	11.27%	11.22%	11.17%

Pre-provision net revenue
Net interest income (GAAP)	$575	$573	$563	$583	$578
Plus: Taxable-equivalent adjustment	6	6	6	6	6
Noninterest income (GAAP)	417	455	435	453	459
Less: Noninterest expense (GAAP)	704	689	662	712	716

Pre-provision net revenue from continuing operations (non-GAAP)	$294	$345	$342	$330	$327

Average tangible common equity
Average Key shareholders’ equity (GAAP)	$10,473	$10,459	$10,371	$10,272	$10,237
Less: Intangible assets (average) (e)	1,037	1,010	1,013	1,016	1,019
Series A Preferred Stock (average)	291	291	291	291	291

Average tangible common equity (non-GAAP)	$9,145	$9,158	$9,067	$8,965	$8,927

Return on average tangible common equity from continuing operations
Net income (loss) from continuing operations attributable to Key common shareholders (GAAP)	$197	$242	$232	$229	$229
Average tangible common equity (non-GAAP)	9,145	9,158	9,067	8,965	8,927

Return on average tangible common equity from continuing operations (non-GAAP)	8.55%	10.60%	10.38%	10.13%	10.18%

Return on average tangible common equity consolidated
Net income (loss) attributable to Key common shareholders (GAAP)	$180	$214	$236	$224	$266
Average tangible common equity (non-GAAP)	9,145	9,158	9,067	8,965	8,927

Return on average tangible common equity consolidated (non-GAAP)	7.81%	9.37%	10.56%	9.91%	11.82%

Cash efficiency ratio
Noninterest expense (GAAP)	$704	$689	$662	$712	$716
Less: Intangible asset amortization (GAAP)	10	9	10	10	12

Adjusted noninterest expense (non-GAAP)	$694	$680	$652	$702	$704

Net interest income (GAAP)	$575	$573	$563	$583	$578
Plus: Taxable-equivalent adjustment	6	6	6	6	6
Noninterest income (GAAP)	417	455	435	453	459

Total taxable-equivalent revenue (non-GAAP)	$998	$1,034	$1,004	$1,042	$1,043

Cash efficiency ratio (non-GAAP)	69.5%	65.8%	64.9%	67.4%	67.5%

(a)	For the three months ended September 30, 2014, June 30, 2014, March 31, 2014, December 31, 2013, and September 30, 2013, intangible assets exclude $72 million, $79 million, $84 million, $92 million, and $99 million, respectively, of period-end purchased credit card receivables.
(b)	Net of capital surplus.
(c)	Includes net unrealized gains or losses on securities available for sale (except for net unrealized losses on marketable equity securities), net gains or losses on cash flow hedges, and amounts resulting from the application of the applicable accounting guidance for defined benefit and other postretirement plans.
(d)	Other assets deducted from Tier 1 capital and net risk-weighted assets consist of disallowed intangible assets (excluding goodwill) and deductible portions of nonfinancial equity investments. There were no disallowed deferred tax assets at September 30, 2014, June 30, 2014, March 31, 2014, and at any quarter-end during 2013.
(e)	For the three months ended September 30, 2014, June 30, 2014, March 31, 2014, December 31, 2013, and September 30, 2013, average intangible assets exclude $76 million, $82 million, $89 million, $96 million, and $103 million, respectively, of average purchased credit card receivables.

Figure 7. GAAP to Non-GAAP Reconciliations, continued

	Three months ended
dollars in millions	9-30-14	6-30-14
Common Equity Tier 1 under the Regulatory Capital Rules (estimates)
Tier 1 common equity under current regulatory rules	$9,409	$9,485
Adjustments from current regulatory rules to the Regulatory Capital Rules:
Deferred tax assets and other (f)	(93)	(108)

Common Equity Tier 1 anticipated under the Regulatory Capital Rules (g)	$9,316	$9,377

Net risk-weighted assets under current regulatory rules	$83,547	$84,287
Adjustments from current regulatory rules to the Regulatory Capital Rules:
Loan commitments less than one year	1,039	1,004
Past due loans	114	128
Mortgage servicing assets (h)	462	484
Deferred tax assets (h)	201	177
Other	1,172	1,519

Total risk-weighted assets anticipated under the Regulatory Capital Rules (g)	$86,535	$87,599

Common Equity Tier 1 ratio under the Regulatory Capital Rules	10.77%	10.70%

	Nine months ended
dollars in millions	9-30-14	9-30-13
Pre-provision net revenue
Net interest income (GAAP)	$1,711	$1,742
Plus: Taxable-equivalent adjustment	18	17
Noninterest income (GAAP)	1,307	1,313
Less: Noninterest expense (GAAP)	2,055	2,108

Pre-provision net revenue from continuing operations (non-GAAP)	$981	$964

Average tangible common equity
Average Key shareholders’ equity (GAAP)	$10,435	$10,277
Less: Intangible assets (average) (i)	1,020	1,023
Preferred Stock, Series A (average)	291	291

Average tangible common equity (non-GAAP)	$9,124	$8,963

Return on average tangible common equity from continuing operations
Net income (loss) from continuing operations attributable to Key common shareholders (GAAP)	$671	$618
Average tangible common equity (non-GAAP)	9,124	8,963

Return on average tangible common equity from continuing operations (non-GAAP)	9.83%	9.22%

Return on average tangible common equity consolidated
Net income (loss) attributable to Key common shareholders (GAAP)	$630	$663
Average tangible common equity (non-GAAP)	9,124	8,963

Return on average tangible common equity consolidated (non-GAAP)	9.23%	9.89%

Cash efficiency ratio
Noninterest expense (GAAP)	$2,055	$2,108
Less: Intangible asset amortization (GAAP)	29	34

Adjusted noninterest expense (non-GAAP)	$2,026	$2,074

Net interest income (GAAP)	$1,711	$1,742
Plus: Taxable-equivalent adjustment	18	17
Noninterest income (GAAP)	1,307	1,313

Total taxable-equivalent revenue (non-GAAP)	$3,036	$3,072

Cash efficiency ratio (non-GAAP)	66.7%	67.5%

(f)	Includes the deferred tax asset subject to future taxable income for realization, primarily tax credit carryforwards, as well as the deductible portion of purchased credit card receivables.
(g)	The anticipated amount of regulatory capital and risk-weighted assets is based upon the federal banking agencies’ Regulatory Capital Rules (as fully phased-in on January 1, 2019); Key is subject to the Regulatory Capital Rules under the “standardized approach.”
(h)	Item is included in the 10%/15% exceptions bucket calculation and is risk-weighted at 250%.
(i)	For the nine months ended September 30, 2014, and September 30, 2013, average intangible assets exclude $82 million and $110 million, respectively, of average purchased credit card receivables.

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

Taxable-equivalent net interest income was $581 million for the third quarter of 2014, and the net interest margin was 2.96%. These results compare to taxable-equivalent net interest income of $584 million and a net interest margin of 3.11% for the third quarter of 2013. The decreases in net interest income and net interest margin were largely attributable to lower earning asset yields. The net interest margin was additionally impacted by higher levels of excess liquidity driven by commercial deposit growth. The decrease in net interest income was partially offset by higher loan levels, a more favorable mix of lower-cost deposits, and higher loan fees as the prior year had an early termination of a leveraged lease.

For the nine months ended September 30, 2014, taxable-equivalent net interest income decreased $30 million and the net interest margin declined by 18 basis points compared to the same period one year ago. The decreases in net interest income and net interest margin were attributable to lower earning asset yields. These decreases were partially offset by loan growth, the maturity of higher-rate certificates of deposit, and a more favorable mix of lower-cost deposits.

Average earning assets totaled $78.1 billion for the third quarter of 2014, compared to $74.8 billion for the third quarter of 2013. Commercial, financial and agricultural loans grew by $2.6 billion over the year-ago quarter; this growth was broad-based across our commercial lines of business. Consumer loans remained relatively stable, as modest increases across our core consumer loan portfolio, primarily home equity loans and direct term loans, were more than offset by run-off in our designated consumer exit portfolio.

Average deposits, excluding deposits in foreign office, totaled $67.7 billion for the third quarter of 2014, an increase of $2.4 billion compared to the year-ago quarter. Demand deposits increased by $1.9 billion, and NOW and money market deposit accounts increased $1.2 billion, mostly due to growth related to commercial client inflows as well as increases related to the commercial mortgage servicing business. These increases were partially offset by run-off in certificates of deposit.

As shown in Figure 8, the average earning asset yield for the third quarter of 2014 was impacted by lower spreads on both commercial and consumer loans when compared to the average earning asset yield for the same period one year ago.

Figure 8. Consolidated Average Balance Sheets, Net Interest Income and Yields/Rates From Continuing Operations

	Third Quarter 2014			Second Quarter 2014
	Average		Yield/	Average		Yield/
dollars in millions	Balance	Interest (a)	Rate (a)	Balance	Interest (a)	Rate (a)
ASSETS
Loans (b), (c)
Commercial, financial and agricultural (d)	$26,456	$218	3.28%	$26,444	$219	3.31%
Real estate — commercial mortgage	8,142	78	3.79	7,880	74	3.79
Real estate — construction	1,030	10	3.78	1,049	11	4.03
Commercial lease financing	4,145	38	3.66	4,257	38	3.54

Total commercial loans	39,773	344	3.44	39,630	342	3.45
Real estate — residential mortgage	2,204	24	4.35	2,189	24	4.41
Home equity:
Key Community Bank	10,368	102	3.91	10,321	100	3.92
Other	290	6	7.80	306	6	7.80

Total home equity loans	10,658	108	4.01	10,627	106	4.03
Consumer other — Key Community Bank	1,534	26	6.87	1,479	26	6.97
Credit cards	716	20	11.12	702	18	10.39
Consumer other:
Marine	856	13	6.23	926	15	6.18
Other	55	2	7.63	58	1	8.09

Total consumer other	911	15	6.32	984	16	6.29

Total consumer loans	16,023	193	4.78	15,981	190	4.77

Total loans	55,796	537	3.82	55,611	532	3.83
Loans held for sale	502	4	3.87	458	5	4.14
Securities available for sale (b), (e)	11,939	67	2.25	12,408	71	2.30
Held-to-maturity securities (b)	5,108	25	1.90	4,973	23	1.87
Trading account assets	893	6	2.68	985	7	2.80
Short-term investments	3,048	2	.19	2,475	1	.17
Other investments (e)	847	4	2.12	888	6	2.64

Total earning assets	78,133	645	3.30	77,798	645	3.31
Allowance for loan and lease losses	(809)			(824)
Accrued income and other assets	9,799			9,767
Discontinued assets	4,138			4,341

Total assets	$91,261			$91,082

LIABILITIES
NOW and money market deposit accounts	$33,969	12	.14	$34,283	11	.14
Savings deposits	2,428	1	.02	2,493	—	.03
Certificates of deposit ($100,000 or more) (f)	2,629	8	1.23	2,808	10	1.39
Other time deposits	3,413	7	.83	3,587	9	.98
Deposits in foreign office	595	—	.23	662	1	.23

Total interest-bearing deposits	43,034	28	.26	43,833	31	.28
Federal funds purchased and securities sold under repurchase agreements	1,176	1	.19	1,470	—	.19
Bank notes and other short-term borrowings	484	2	1.79	545	2	1.54
Long-term debt (f), (g)	4,868	33	2.88	5,476	33	2.51

Total interest-bearing liabilities	49,562	64	.52	51,324	66	.52
Noninterest-bearing deposits	25,302			23,290
Accrued expense and other liabilities	1,768			1,654
Discontinued liabilities(g)	4,138			4,341

Total liabilities	80,770			80,609
EQUITY
Key shareholders’ equity	10,473			10,459
Noncontrolling interests	18			14

Total equity	10,491			10,473

Total liabilities and equity	$91,261			$91,082

Interest rate spread (TE)			2.78%			2.79%

Net interest income (TE) and net interest margin (TE)		581	2.96%		579	2.98%

TE adjustment (b)		6			6

Net interest income, GAAP basis		$575			$573

(a)	Results are from continuing operations. Interest excludes the interest associated with the liabilities referred to in (g) below, calculated using a matched funds transfer pricing methodology.
(b)	Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.
(c)	For purposes of these computations, nonaccrual loans are included in average loan balances.
(d)	Commercial, financial and agricultural average balances include $92 million, $95 million, $94 million, $97 million, and $96 million of assets from commercial credit cards for the three months ended September 30, 2014, June 30, 2014, March 31, 2014, December 31, 2013, and September 30, 2013, respectively.

Figure 8. Consolidated Average Balance Sheets, Net Interest Income and Yields/Rates From Continuing Operations

First Quarter 2014			Fourth Quarter 2013			Third Quarter 2013
Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)
$25,390	$206	3.29%	$24,218	$212	3.47%	$23,864	$213	3.54%
7,807	74	3.84	7,678	78	4.01	7,575	77	4.06
1,091	12	4.55	1,075	11	4.21	1,073	12	4.24
4,439	42	3.78	4,513	41	3.62	4,633	36	3.14

38,727	334	3.49	37,484	342	3.62	37,145	338	3.61
2,187	24	4.44	2,199	24	4.43	2,193	25	4.43
10,305	100	3.92	10,310	102	3.92	10,247	101	3.92
325	6	7.77	343	7	7.72	364	7	7.72

10,630	106	4.04	10,653	109	4.04	10,611	108	4.05
1,438	25	7.06	1,446	26	7.18	1,435	26	7.24
701	20	11.28	701	20	11.17	700	21	11.77
996	15	6.18	1,056	17	6.24	1,120	17	6.26
67	1	7.55	69	1	8.03	67	2	8.72

1,063	16	6.26	1,125	18	6.35	1,187	19	6.40

16,019	191	4.83	16,124	197	4.88	16,126	199	4.93

54,746	525	3.88	53,608	539	3.98	53,271	537	4.00
446	4	3.34	688	6	3.65	456	5	4.06
12,346	72	2.33	12,464	74	2.40	12,926	77	2.37
4,767	22	1.84	4,775	22	1.85	4,796	22	1.84
981	6	2.51	819	6	2.90	747	5	2.52
2,486	1	.17	4,455	2	.18	1,615	1	.20
936	6	2.57	983	6	2.47	1,022	6	2.67

76,708	636	3.32	77,792	655	3.37	74,833	653	3.49
(842)			(859)			(873)
9,791			9,467			9,549
4,493			4,777			5,061
$90,150			$91,177			$88,570

$34,064	12	.14	$33,834	12	.15	$32,736	13	.15
2,475	—	.03	2,483	—	.03	2,520	—	.04
2,758	10	1.50	2,649	11	1.57	2,785	12	1.67
3,679	10	1.07	3,736	11	1.16	3,957	12	1.24
660	—	.22	615	—	.21	621	—	.20

43,636	32	.30	43,317	34	.32	42,619	37	.35
1,469	1	.17	1,618	—	.15	1,837	1	.08
587	2	1.63	438	3	1.96	383	2	1.98
5,169	32	2.57	4,174	29	2.94	3,504	29	3.41

50,861	67	.54	49,547	66	.53	48,343	69	.56
22,658			25,077			23,364
1,750			1,548			1,626
4,493			4,717			4,968

79,762			80,889			78,301
10,371			10,272			10,237
17			16			32

10,388			10,288			10,269

$90,150			$91,177			$88,570

		2.78%			2.84%			2.93%

	569	3.00%		589	3.01%		584	3.11%

	6			6			6

	$563			$583			$578

(e)	Yield is calculated on the basis of amortized cost.
(f)	Rate calculation excludes basis adjustments related to fair value hedges.
(g)	A portion of long-term debt and the related interest expense is allocated to discontinued liabilities as a result of applying our matched funds transfer pricing methodology to discontinued operations.

Figure 9 shows how the changes in yields or rates and average balances from the prior year period affected net interest income. The section entitled “Financial Condition” contains additional discussion about changes in earning assets and funding sources.

Figure 9. Components of Net Interest Income Changes from Continuing Operations

	From three months ended September 30, 2013 to three months ended September 30, 2014			From nine months ended September 30, 2013 to nine months ended September 30, 2014
in millions	Average Volume	Yield/ Rate	Net Change (a)	Average Volume	Yield/ Rate	Net Change (a)
INTEREST INCOME
Loans	$25	$(25)	—	$76	$(117)	$(41)
Loans held for sale	—	(1)	$(1)	—	(1)	(1)
Securities available for sale	(6)	(4)	(10)	(10)	(17)	(27)
Held-to-maturity securities	1	2	3	10	—	10
Trading account assets	1	—	1	4	—	4
Short-term investments	1	—	1	—	—	—
Other investments	(1)	(1)	(2)	(3)	(4)	(7)

Total interest income (TE)	21	(29)	(8)	77	(139)	(62)

INTEREST EXPENSE
NOW and money market deposit accounts	—	(1)	(1)	2	(8)	(6)
Savings deposits	—	1	1	—	—	—
Certificates of deposit ($100,000 or more)	(1)	(3)	(4)	(2)	(9)	(11)
Other time deposits	(1)	(4)	(5)	(6)	(10)	(16)

Total interest-bearing deposits	(2)	(7)	(9)	(6)	(27)	(33)
Federal funds purchased and securities sold under repurchase agreements	—	—	—	(1)	1	—
Bank notes and other short-term borrowings	—	—	—	2	(1)	1
Long-term debt	10	(6)	4	21	(21)	—

Total interest expense	8	(13)	(5)	16	(48)	(32)

Net interest income (TE)	$13	$(16)	$(3)	$61	$(91)	$(30)

(a)	The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.

Noninterest income

As shown in Figure 10, noninterest income was $417 million for the third quarter of 2014, compared to $459 million for the year-ago quarter, a decrease of $42 million, or 9.2%. Operating lease income and other leasing gains decreased $27 million as the prior year included the benefit of an early termination of a leveraged lease. Net gains from principal investing declined $8 million. Mortgage servicing fees decreased $6 million due to lower special servicing fees. These decreases were partially offset by an increase of $6 million in fee income related to the recently-acquired Pacific Crest Securities.

For the nine months ended September 30, 2014, noninterest income declined $6 million, or .5%, from the same period one year ago. Service charges on deposit accounts decreased $16 million due to lower non-sufficient funds and overdraft charges. Operating lease income and other leasing gains declined $10 million as the prior year included greater benefits from early terminations of leveraged leases. Consumer mortgage income was down $9 million due to lower mortgage originations, and corporate services income and corporate-owned life insurance were each down $7 million. Trust and investment services income and other income were slightly lower as well. These decreases in noninterest income were mostly offset by increases of $28 million in net gains from principal investing and $22 million in investment banking and debt placement fees.

Figure 10. Noninterest Income

	Three months ended September 30,		Change		Nine months ended September 30,		Change
dollars in millions	2014	2013	Amount	Percent	2014	2013	Amount	Percent

Trust and investment services income	$99	$100	$(1)	(1.0)%	$291	$295	$(4)	(1.4)%
Investment banking and debt placement fees	88	86	2	2.3	271	249	22	8.8
Service charges on deposit accounts	68	73	(5)	(6.8)	197	213	(16)	(7.5)
Operating lease income and other leasing gains	17	44	(27)	(61.4)	81	91	(10)	(11.0)
Corporate services income	42	44	(2)	(4.5)	125	132	(7)	(5.3)
Cards and payments income	42	43	(1)	(2.3)	123	122	1	.8
Corporate-owned life insurance income	26	26	—	—	80	87	(7)	(8.0)
Consumer mortgage income	3	3	—	—	7	16	(9)	(56.3)
Mortgage servicing fees	9	15	(6)	(40.0)	35	36	(1)	(2.8)
Net gains (losses) from principal investing	9	17	(8)	(47.1)	60	32	28	87.5
Other income (a)	14	8	6	75.0	37	40	(3)	(7.5)

Total noninterest income	$417	$459	$(42)	(9.2)%	$1,307	$1,313	$(6)	(.5)%

(a)	Included in this line item is our “Dealer trading and derivatives income (loss).” Additional detail is provided in Figure 11.

Figure 11. Dealer Trading and Derivatives Income (Loss)

	Three months ended September 30,		Change		Nine months ended September 30,		Change
dollars in millions	2014	2013	Amount	Percent	2014	2013	Amount	Percent
Dealer trading and derivatives income (loss), proprietary (a), (b)	$(5)	$(7)	$2	N/M	$(13)	$(12)	$(1)	N/M
Dealer trading and derivatives income (loss), nonproprietary (b)	(3)	10	(13)	N/M	3	27	(24)	(88.9)%

Total dealer trading and derivatives income (loss)	$(8)	$3	$(11)	N/M	$(10)	$15	$(25)	N/M

(a)	For the quarter ended September 30, 2014, income of $1 million related to foreign exchange, interest rate, and commodity derivative trading was offset by losses related to equity securities trading, fixed income, and credit portfolio management activities. For the quarter ended September 30, 2013, income of $2 million related to foreign exchange and interest rate derivative trading was offset by losses related to fixed income, equity securities trading, energy derivative trading, and credit portfolio management activities.
(b)	The allocation between proprietary and nonproprietary is made based upon whether the trade is conducted for the benefit of Key or Key’s clients rather than based upon rulemaking under the Volcker Rule. The prohibitions and restrictions on proprietary trading activities contemplated by the Volcker Rule were detailed in a final rule approved by federal banking regulators in December 2013, which became effective April 1, 2014. For more information, see the discussion under the heading “Other regulatory developments under the Dodd-Frank Act – ‘Volcker Rule’” in the section entitled “Supervision and Regulation” in Item 1 of our 2013 Form 10-K.

The following discussion explains the composition of certain elements of our noninterest income and the factors that caused those elements to change.

Trust and investment services income

Trust and investment services income is our largest source of noninterest income and consists of brokerage commissions, trust and asset management commissions, and insurance income. The assets under management that primarily generate these revenues are shown in Figure 12. For the three and nine months ended September 30, 2014, trust and investment services income decreased
$1 million, or 1%, and $4 million, or 1.4%, respectively, compared to the same periods one year ago. Pacific Crest Securities added
$3 million to trust and investment services income in the third quarter of 2014.

A significant portion of our trust and investment services income depends on the value and mix of assets under management. At September 30, 2014, our bank, trust, and registered investment advisory subsidiaries had assets under management of $39.3 billion, compared to $36.1 billion at September 30, 2013. As shown in Figure 12, increases in the equity and securities lending portfolios were primarily attributable to market appreciation. Although total assets under management increased from one year ago, trust and investment services income slightly declined due to a change in the mix of investment type, with the lower-fee portfolios increasing faster than the higher-fee portfolios.

Figure 12. Assets Under Management

	2014			2013
in millions	Third	Second	First	Fourth	Third
Assets under management by investment type:
Equity	$21,035	$21,576	$20,788	$20,971	$19,761
Securities lending	5,514	5,397	5,333	3,422	3,740
Fixed income	9,975	9,961	10,011	9,767	9,997
Money market	2,759	2,735	2,761	2,745	2,612

Total	$39,283	$39,669	$38,893	$36,905	$36,110

Investment banking and debt placement fees

Investment banking and debt placement fees consist of syndication fees, debt and equity financing fees, financial advisor fees, gains on sales of commercial mortgages, and agency origination fees. Investment banking and debt placement fees increased $2 million, or 2.3%, for the third quarter of 2014 and $22 million, or 8.8%, for the nine months ended September 30, 2014, as compared to the same periods one year ago. These increases reflect the benefits of our business model – focusing on targeted industries. The recently-acquired Pacific Crest Securities added $3 million to investment banking and debt placement fees in the third quarter of 2014.

Service charges on deposit accounts

Service charges on deposit accounts declined $5 million, or 6.8%, and $16 million, or 7.5%, for the three and nine months ended September 30, 2014, compared to the same periods one year ago due to lower non-sufficient funds and overdraft charges.

Operating lease income and other leasing gains

Operating lease income and other leasing gains decreased $27 million, or 61.4%, for the third quarter of 2014 and $10 million, or 11%, for the nine months ended September 30, 2014, compared to the same periods one year ago. The decline was due to a
$23 million gain on the early termination of leveraged leases in the third quarter of 2013 and product run-off. Expense related to the rental of leased equipment is presented in Figure 13 as “operating lease expense.”

Cards and payments income

Cards and payments income, which consists of debit card, consumer and commercial credit card, and merchant services income, decreased $1 million, or 2.3%, from the year-ago quarter, and increased $1 million, or .8%, for the nine months ended September 30, 2014, as compared to the same period one year ago. The year-to-date increase is due to higher credit card and merchant fees, partially offset by lower ATM debit card and surcharge income.

Consumer mortgage income

Consumer mortgage income was unchanged from the year-ago quarter, and declined $9 million, or 56.3%, for the nine months ended September 30, 2014, as compared to the same period one year ago, primarily due to lower mortgage originations.

Mortgage servicing fees

Mortgage servicing fees decreased $6 million, or 40%, from the year-ago quarter and $1 million, or 2.8%, for the nine months ended September 30, 2014, as compared to the same period one year ago due to lower special servicing fees.

Other income

Other income, which consists primarily of gain on sale of certain loans, other service charges, and certain dealer trading income, increased $6 million, or 75%, from the year-ago quarter and decreased $3 million, or 7.5%, for the nine months ended September 30, 2014.

Noninterest expense

As shown in Figure 13, noninterest expense was $704 million for the third quarter of 2014, compared to $716 million for the year-ago quarter, representing a decrease of $12 million, or 1.7%. This decline reflects lower efficiency- and pension-related charges of
$6 million, which were offset by $6 million of expenses associated with the recently-acquired Pacific Crest Securities. Technology contract labor, net decreased $7 million and the provision (credit) for losses on lending-related commitments was $5 million lower in the current quarter.

For the nine months ended September 30, 2014, noninterest expense decreased $53 million, or 2.5%, compared to the same period one year ago. Personnel expense declined $29 million, and nonpersonnel expense decreased $24 million from one year ago. This decline in noninterest expense reflects lower efficiency- and pension-charges of $24 million. Excluding the impact of efficiency- and pension-related charges, the $29 million decrease in expenses was mostly due to declines in technology contract labor, net, and the provision (credit) for losses on lending-related commitments.

Figure 13. Noninterest Expense

	Three months ended September 30,		Change		Nine months ended September 30,		Change
dollars in millions	2014	2013	Amount	Percent	2014	2013	Amount	Percent
Personnel	$405	$414	$(9)	(2.2)%	$1,182	$1,211	$(29)	(2.4)%
Net occupancy	66	66	—	—	198	202	(4)	(2.0)
Computer processing	39	38	1	2.6	118	116	2	1.7
Business services and professional fees	36	37	(1)	(2.7)	118	109	9	8.3
Equipment	25	25	—	—	73	78	(5)	(6.4)
Operating lease expense	11	14	(3)	(21.4)	31	37	(6)	(16.2)
Marketing	15	16	(1)	(6.3)	33	33	—	—
FDIC assessment	9	7	2	28.6	21	23	(2)	(8.7)
Intangible asset amortization	10	12	(2)	(16.7)	29	34	(5)	(14.7)
Provision (credit) for losses on lending-related commitments	(2)	3	(5)	N/M	(2)	11	(13)	N/M
OREO expense, net	1	1	—	—	3	5	(2)	(40.0)
Other expense	89	83	6	7.2	251	249	2	.8

Total noninterest expense	$704	$716	$(12)	(1.7)%	$2,055	$2,108	$(53)	(2.5)%

Average full-time equivalent employees (a)	13,905	14,555	(650)	(4.5)%	13,942	14,980	(1,038)	(6.9)%

(a)	The number of average full-time-equivalent employees was not adjusted for discontinued operations.

The following discussion explains the composition of certain elements of our noninterest expense and the factors that caused those elements to change.

Personnel

As shown in Figure 14, personnel expense, the largest category of our noninterest expense, decreased by $9 million, or 2.2%, in the third quarter of 2014 when compared to the year-ago quarter. Employee benefits was $7 million lower primarily due to a lower pension settlement charge compared to the prior year. Technology contract labor, net also declined $7 million. These decreases were partially offset by a $4 million increase in salaries. For the nine months ended September 30, 2014, personnel expense declined $29 million, or 2.4%, from the same period one year ago. Technology contract labor, net, decreased $13 million, and severance was $11 million lower. Employee benefits also declined $9 million, partially due to the lower pension settlement charge. These decreases were partially offset by an increase of $4 million in stock-based compensation.

Figure 14. Personnel Expense

	Three months ended				Nine months ended
	September 30,		Change		September 30,		Change
dollars in millions	2014	2013	Amount	Percent	2014	2013	Amount	Percent
Salaries	$226	$222	$4	1.8%	$670	$671	$(1)	(.1)%
Technology contract labor, net	12	19	(7)	(36.8)	43	56	(13)	(23.2)
Incentive compensation	79	81	(2)	(2.5)	232	231	1	.4
Employee benefits	71	78	(7)	(9.0)	184	193	(9)	(4.7)
Stock-based compensation	10	8	2	25.0	31	27	4	14.8
Severance	7	6	1	16.7	22	33	(11)	(33.3)

Total personnel expense	$405	$414	$(9)	(2.2)%	$1,182	$1,211	$(29)	(2.4)%

Operating lease expense

Operating lease expense decreased $3 million, or 21.4%, from the year-ago quarter and $6 million, or 16.2%, from the nine-month period ended one year ago due to product run-off. Income related to the rental of leased equipment is presented in Figure 10 as “operating lease income and other leasing gains.”

Other expense

Other expense is comprised of various miscellaneous expense items. The $6 million, or 7.2%, increase in the current quarter compared to the year-ago quarter and the $2 million, or .8%, decrease in the first nine months of 2014 as compared to the same period one year ago reflects fluctuations in several of those line items.

Income taxes

We recorded tax expense from continuing operations of $64 million for the third quarter of 2014 and $59 million for the third quarter of 2013. For the first nine months of 2014, we recorded tax expense from continuing operations of $232 million, compared to $201 million for the same period last year.

Our federal tax expense (benefit) differs from the amount that would be calculated using the federal statutory tax rate, primarily because we generate income from investments in tax-advantaged assets, such as corporate-owned life insurance, earn credits associated with investments in low-income housing projects, and make periodic adjustments to our tax reserves. During the third quarter and the first nine months of 2014, our effective tax rate was lower due to a settlement with the IRS on tax refund claims for prior years, partially offset by the write-off of a foreign deferred tax asset due to the sale of certain foreign leasing assets. Our effective tax rate was also lower in the first nine months of 2014 due to the early termination of certain leveraged leases that resulted in non-taxable gains pursuant to a prior settlement with the IRS.

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

Figure 15 summarizes the contribution made by each major business segment to our “taxable-equivalent revenue from continuing operations” and “income (loss) from continuing operations attributable to Key” for the three- and nine-month periods ended September 30, 2014, and September 30, 2013.

Figure 15. Major Business Segments - Taxable-Equivalent (TE) Revenue from Continuing Operations and Income (Loss) from Continuing Operations Attributable to Key

	Three months ended				Nine months ended
	September 30,		Change		September 30,		Change
dollars in millions	2014	2013	Amount	Percent	2014	2013	Amount	Percent
REVENUE FROM CONTINUING OPERATIONS (TE)
Key Community Bank	$559	$584	$(25)	(4.3)%	$1,659	$1,750	$(91)	(5.2)%
Key Corporate Bank	395	379	16	4.2	1,172	1,130	42	3.7
Other Segments	47	80	(33)	(41.3)	208	190	18	9.5

Total Segments	1,001	1,043	(42)	(4.0)	3,039	3,070	(31)	(1.0)
Reconciling Items	(3)	—	(3)	N/M	(3)	2	(5)	N/M

Total	$998	$1,043	$(45)	(4.3)%	$3,036	$3,072	$(36)	(1.2)%

INCOME (LOSS) FROM CONTINUING OPERATIONS ATTRIBUTABLE TO KEY
Key Community Bank	$57	$67	$(10)	(14.9)%	$172	$163	$9	5.5%
Key Corporate Bank	119	106	13	12.3	360	342	18	5.3
Other Segments	48	65	(17)	(26.2)	174	158	16	10.1

Total Segments	224	238	(14)	(5.9)	706	663	43	6.5
Reconciling Items	(21)	(3)	(18)	N/M	(18)	(28)	10	N/M

Total	$203	$235	$(32)	(13.6)%	$688	$635	$53	8.3%

Key Community Bank summary of operations

•	Average loan and lease balances up 2.1% from prior year

•	Average core deposits up 1.5% from prior year

•	Net income attributable to Key Community Bank down 14.9% from the prior year

As shown in Figure 16, Key Community Bank recorded net income attributable to Key of $57 million for the third quarter of 2014, compared to net income attributable to Key of $67 million for the year-ago quarter.

Taxable-equivalent net interest income decreased by $25 million, or 6.5%, from the third quarter of 2013. Average loans and leases grew 2.1% while average core deposits increased 1.5% from one year ago. However, these volume-related increases were offset by declines in the deposit spread as a result of the continued low-rate environment.

Noninterest income was flat at $199 million from the year-ago quarter. Service charges on deposit accounts declined $5 million due to lower maintenance fees and overdraft charges. This decrease was offset by increases of $2 million in cards and payments income and $3 million in other noninterest income.

The provision for loan and lease losses increased by $7 million, or 29.2%, from the third quarter of 2013. Net loan charge-offs increased $1 million from the same period one year ago.

Noninterest expense declined by $16 million, or 3.5%, from the year-ago quarter as a result of Key’s efficiency initiative. Personnel expense remained flat compared to the third quarter of 2013. Nonpersonnel expense decreased $16 million primarily due to a credit to the provision for unfunded commitments and declines in outside loan servicing and internally-allocated costs.

Figure 16. Key Community Bank

	Three months ended				Nine months ended
	September 30,		Change		September 30,		Change
dollars in millions	2014	2013	Amount	Percent	2014	2013	Amount	Percent
SUMMARY OF OPERATIONS
Net interest income (TE)	$360	$385	$(25)	(6.5)%	$1,085	$1,155	$(70)	(6.1)%
Noninterest income	199	199	—	—	574	595	(21)	(3.5)

Total revenue (TE)	559	584	(25)	(4.3)	1,659	1,750	(91)	(5.2)
Provision (credit) for loan and lease losses	31	24	7	29.2	63	123	(60)	(48.8)
Noninterest expense	437	453	(16)	(3.5)	1,321	1,368	(47)	(3.4)

Income (loss) before income taxes (TE)	91	107	(16)	(15.0)	275	259	16	6.2
Allocated income taxes (benefit) and TE adjustments	34	40	(6)	(15.0)	103	96	7	7.3

Net income (loss) attributable to Key	$57	$67	$(10)	(14.9)%	$172	$163	$9	5.5%

AVERAGE BALANCES
Loans and leases	$30,103	$29,498	$605	2.1%	$29,979	$29,215	$764	2.6%
Total assets	32,209	31,685	524	1.7	32,107	31,582	525	1.7
Deposits	50,302	49,732	570	1.1	50,149	49,572	577	1.2

Assets under management at period end	$39,249	$35,982	$3,267	9.1%	$39,249	$35,982	$3,267	9.1%

ADDITIONAL KEY COMMUNITY BANK DATA

	Three months ended				Nine months ended
	September 30,		Change		September 30,		Change
dollars in millions	2014	2013	Amount	Percent	2014	2013	Amount	Percent
NONINTEREST INCOME
Trust and investment services income	$74	$74	—	—	$216	$220	$(4)	(1.8)%
Services charges on deposit accounts	57	62	$(5)	(8.1)%	164	179	(15)	(8.4)
Cards and payments income	38	36	2	5.6	113	107	6	5.6
Other noninterest income	30	27	3	11.1	81	89	(8)	(9.0)

Total noninterest income	$199	$199	—	—	$574	$595	$(21)	(3.5)%

AVERAGE DEPOSITS OUTSTANDING
NOW and money market deposit accounts	$27,403	$26,568	$835	3.1%	$27,470	$26,344	$1,126	4.3%
Savings deposits	2,418	2,509	(91)	(3.6)	2,456	2,503	(47)	(1.9)
Certificates of deposits ($100,000 or more)	2,072	2,264	(192)	(8.5)	2,134	2,401	(267)	(11.1)
Other time deposits	3,406	3,950	(544)	(13.8)	3,552	4,194	(642)	(15.3)
Deposits in foreign office	320	278	42	15.1	308	277	31	11.2
Noninterest-bearing deposits	14,683	14,163	520	3.7	14,229	13,853	376	2.7

Total deposits	$50,302	$49,732	$570	1.1%	$50,149	$49,572	$577	1.2%

HOME EQUITY LOANS
Average balance	$10,368	$10,247
Weighted-average loan-to-value ratio (at date of origination)	71%	71%
Percent first lien positions	59	58

OTHER DATA
Branches	997	1,044
Automated teller machines	1,290	1,350

Key Corporate Bank summary of operations

•	Completed the acquisition of Pacific Crest Securities, adding an important new industry vertical

•	Average loan and lease balances up 13.8% from the prior year

•	Average deposits up 7.9% from the prior year

As shown in Figure 17, Key Corporate Bank recorded net income attributable to Key of $119 million for the third quarter of 2014, compared to $106 million for the same period one year ago.

Taxable-equivalent net interest income increased by $16 million, or 8.2%, compared to the third quarter of 2013. Average earning assets increased $3.0 billion, or 13.8%, from the year-ago quarter, primarily driven by loan growth in commercial, financial and agricultural and real estate commercial mortgage. This growth in earning assets drove an increase of $9 million in earning asset spread. Average deposit balances increased $1.3 billion, or 7.9%, from the year-ago quarter, driven by the commercial mortgage servicing acquisition and other commercial client inflows. This growth in deposit balances drove an increase of $3 million in deposit and borrowing spread.

Noninterest income was flat from the prior year. The recently-acquired Pacific Crest Securities added $6 million in noninterest income. Other noninterest income increased $10 million due to higher trading income and miscellaneous gains on sale. Offsetting these increases were declines in mortgage servicing fees due to lower special servicing fees, and decreases in cards and payments income, corporate services income, and other noninterest income items.

The provision for loan and lease losses decreased $17 million compared to the third quarter of 2013. Net loan recoveries were less than $1 million for the third quarter of 2014 compared to net loan charge-offs of $6 million for the same period one year ago.

Noninterest expense increased by $9 million, or 4.4%, from the third quarter of 2013. There were $6 million in expenses related to the recently-acquired Pacific Crest Securities, and higher expenses related to low-income housing tax credit investments.

Figure 17. Key Corporate Bank

	Three months ended				Nine months ended
	September 30,		Change		September 30,		Change
dollars in millions	2014	2013	Amount	Percent	2014	2013	Amount	Percent
SUMMARY OF OPERATIONS
Net interest income (TE)	$212	$196	$16	8.2%	$613	$586	$27	4.6%
Noninterest income	183	183	—	—	559	544	15	2.8

Total revenue (TE)	395	379	16	4.2	1,172	1,130	42	3.7
Provision (credit) for loan and lease losses	(5)	12	(17)	N/M	(6)	7	(13)	N/M
Noninterest expense	212	203	9	4.4	609	588	21	3.6

Income (loss) before income taxes (TE)	188	164	24	14.6	569	535	34	6.4
Allocated income taxes and TE adjustments	69	58	11	19.0	207	193	14	7.3

Net income (loss)	119	106	13	12.3	362	342	20	5.8
Less: Net income (loss) attributable to
noncontrolling interests	—	—	—	N/M	2	—	2	N/M

Net income (loss) attributable to Key	$119	$106	$13	12.3%	$360	$342	$18	5.3%

AVERAGE BALANCES
Loans and leases	$22,700	$19,946	$2,754	13.8%	$22,169	$19,650	$2,519	12.8%
Loans held for sale	481	422	59	14.0	446	433	13	3.0
Total assets	26,460	23,739	2,721	11.5	26,003	23,388	2,615	11.2
Deposits	17,310	16,044	1,266	7.9	16,361	15,160	1,201	7.9
Assets under management at period end	$34	$128	$(94)	(73.4)%	$34	$128	$(94)	(73.4)%

ADDITIONAL KEY CORPORATE BANK DATA

	Three months ended				Nine months ended
	September 30,		Change		September 30,		Change
dollars in millions	2014	2013	Amount	Percent	2014	2013	Amount	Percent
NONINTEREST INCOME
Trust and investment services income	$25	$26	$(1)	(3.8)%	$75	$76	$(1)	(1.3)%
Investment banking and debt placement fees	86	85	1	1.2	267	245	22	9.0
Operating lease income and other leasing gains	14	13	1	7.7	47	41	6	14.6
Corporate services income	30	32	(2)	(6.3)	88	91	(3)	(3.3)
Service charges on deposit accounts	11	11	—	—	32	33	(1)	(3.0)
Cards and payments income	4	7	(3)	(42.9)	11	15	(4)	(26.7)

Payments and services income	45	50	(5)	(10.0)	131	139	(8)	(5.8)
Mortgage servicing fees	9	15	(6)	(40.0)	35	37	(2)	(5.4)
Other noninterest income	4	(6)	10	N/M	4	6	(2)	(33.3)

Total noninterest income	$183	$183	—	—	$559	$544	$15	2.8%

Other Segments

Other Segments consist of Corporate Treasury, Community Development, Key’s Principal Investing unit, and various exit portfolios. Other Segments generated net income attributable to Key of $48 million for the third quarter of 2014, compared to net income attributable to Key of $65 million for the same period last year. These results were primarily attributable to a decrease of $27 million in operating lease income and other leasing gains due to the early termination of a leveraged lease in the prior year. Net gains (losses) from principal investing also decreased $8 million from the prior year.

Financial Condition

Loans and loans held for sale

At September 30, 2014, total loans outstanding from continuing operations were $56.2 billion, compared to $54.5 billion at December 31, 2013, and $53.6 billion at September 30, 2013. Loans related to the discontinued operations of the education lending business, which are excluded from total loans at September 30, 2014, December 31, 2013, and September 30, 2013, totaled $2.4 billion, $4.5 billion, and $4.7 billion, respectively. The decrease in education loans from prior periods is due to the sale, and resulting deconsolidation, of the residual interests in all of our outstanding education loan securitization trusts on September 30, 2014. The increase in our outstanding loans from continuing operations over the past twelve months results primarily from increased lending activity in our commercial, financial and agricultural portfolio. For more information on balance sheet carrying value, see Note 1 (“Summary of Significant Accounting Policies”) under the headings “Loans” and “Loans Held for Sale” on pages 117-118 of our 2013 Form 10-K.

Commercial loan portfolio

Commercial loans outstanding were $40.1 billion at September 30, 2014, an increase of $2.7 billion, or 7.1%, compared to September 30, 2013.

Commercial, financial and agricultural. Our commercial, financial and agricultural loans, also referred to as “commercial and industrial,” represented 48% of our total loan portfolio at September 30, 2014, 46% at December 31, 2013, and 45% at September 30, 2013, and are the largest component of our total loans. These loans are originated by both Key Corporate Bank and Key Community Bank and consist of fixed and variable rate loans to our large, middle market, and small business clients.

Figure 18 provides our commercial, financial and agricultural loans by industry classification at September 30, 2014, December 31, 2013, and September 30, 2013.

Figure 18. Commercial, Financial and Agricultural Loans

	September 30, 2014		December 31, 2013		September 30, 2013
dollars in millions	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Industry classification:
Services	$6,011	22.5%	$6,036	24.2%	$5,769	23.7%
Manufacturing	4,538	17.0	4,238	17.0	4,140	17.0
Public utilities	1,694	6.4	1,838	7.4	1,789	7.4
Financial services	2,752	10.3	2,155	8.6	2,163	8.9
Wholesale trade	2,172	8.1	1,838	7.4	1,951	8.0
Retail trade	981	3.7	993	4.0	1,024	4.2
Mining	733	2.7	634	2.5	617	2.5
Dealer floor plan	1,188	4.5	1,345	5.4	1,027	4.2
Property management	911	3.4	877	3.5	784	3.2
Transportation	1,183	4.4	953	3.8	959	4.0
Building contractors	590	2.2	526	2.1	521	2.1
Agriculture/forestry/fishing	550	2.1	542	2.2	513	2.1
Insurance	210	.8	169	.7	164	.7
Public administration	556	2.1	432	1.7	335	1.4
Communications	168	.6	204	.8	231	1.0
Other	2,446	9.2	2,183	8.7	2,330	9.6

Total	$26,683	100.0%	$24,963	100.0%	$24,317	100.0%

Commercial, financial and agricultural loans increased $2.4 billion, or 9.7%, from the same period last year, with Key Corporate Bank increasing $2.1 billion and Key Community Bank up $382 million. We have experienced growth in new high credit quality loan commitments, and utilization with clients in our middle market segment and Institutional and Capital Markets business. Our two largest industry classifications—services and manufacturing—increased by 4.2% and 9.6%, respectively, when compared to one year ago. The services and manufacturing industries represented 23% and 17%, respectively, of the total commercial, financial and agricultural loan portfolio at September 30, 2014, and 24% and 17%, respectively, at September 30, 2013. At the end of each period provided in Figure 18 above, loans in the services and manufacturing industry classifications accounted for approximately 40% of our total commercial, financial and agricultural loan portfolio.

Services, manufacturing, and public utilities are focus areas where we maintain dedicated industry verticals that are staffed by relationship managers who possess deep industry experience and knowledge. Our loans in the services classification grew by $242 million, or 4.2%, compared to last year. The growth in the services loan portfolio was in large part due to increases in lending to large corporate, middle market, and business banking clients, and was partially offset by decreases in loans to clients in private bank and real estate. Loans in the manufacturing classification grew by $398 million, or 9.6%, compared to the same period one year ago. Increases in lending to large corporate, middle market, and business banking clients accounted for the majority of the growth in this classification.

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

CRE loans totaled $9.3 billion and $8.6 billion and represented 17% and 16% of our total loan portfolio at September 30, 2014, and September 30, 2013, respectively. These loans, which include both owner- and nonowner-occupied properties, represented 23% of our commercial loan portfolio at September 30, 2014, and September 30, 2013. We have been de-risking the portfolio by changing our focus from developers to owners of completed and stabilized CRE.

Figure 19 includes commercial mortgage and construction loans in both Key Community Bank and Key Corporate Bank. As shown in Figure 19, this loan portfolio is diversified by both property type and geographic location of the underlying collateral.

As presented in Figure 19, at September 30, 2014, our CRE portfolio included mortgage loans of $8.3 billion and construction loans of $1 billion, representing 15% and 2%, respectively, of our total loans. At September 30, 2014, nonowner-occupied loans represented 12% of our total loans and owner-occupied loans represented 5% of our total loans. The average size of mortgage loans originated during the third quarter of 2014 was $5.4 million, and our largest mortgage loan at September 30, 2014, had a balance of $105 million. At September 30, 2014, our average construction loan commitment was $5.8 million. Our largest construction loan commitment was $49.8 million, and our largest construction loan amount outstanding was $41.8 million.

Also shown in Figure 19, 71% of our CRE loans at September 30, 2014, were for nonowner-occupied properties compared to 66% at September 30, 2013. Approximately 14% of these loans were construction loans at September 30, 2014, compared to 16% at September 30, 2013. Typically, these properties are not fully leased at the origination of the loan. The borrower relies upon additional leasing through the life of the loan to provide the cash flow necessary to support debt service payments. A significant decline in economic growth, and in turn, rental rates and occupancy would adversely affect our portfolio of construction loans.

Figure 19. Commercial Real Estate Loans

September 30, 2014	Geographic Region								Percent of		Commercial
dollars in millions	West	Southwest	Central	Midwest	Southeast	Northeast	National	Total	Total	Construction	Mortgage
Nonowner-occupied:
Retail properties	$148	$133	$127	$127	$183	$58	$179	$955	10.2%	$81	$874
Multifamily properties	456	190	437	529	801	120	203	2,736	29.4	582	2,154
Health facilities	182	—	246	147	91	226	187	1,079	11.6	75	1,004
Office buildings	246	13	91	107	75	97	—	629	6.7	76	553
Warehouses	176	10	22	118	81	75	103	585	6.3	10	575
Manufacturing facilities	4	—	5	5	59	1	37	111	1.2	1	110
Hotels/Motels	13	5	7	17	19	6	—	67	.7	—	67
Residential properties	1	—	24	4	5	14	—	48	.5	14	34
Land and development	8	—	8	6	15	16	—	53	.6	42	11
Other	62	—	8	17	74	75	115	351	3.8	14	337

Total nonowner-occupied	1,296	351	975	1,077	1,403	688	824	6,614	71.0	895	5,719
Owner-occupied	1,130	9	318	618	50	573	—	2,698	29.0	141	2,557

Total	$2,426	$360	$1,293	$1,695	$1,453	$1,261	$824	$9,312	100.0%	$1,036	$8,276

Nonowner-occupied:
Nonperforming loans	$1	—	$1	$9	—	$14	—	$25	N/M	$12	$13
Accruing loans past due 90 days or more	1	—	—	—	—	—	—	1	N/M	—	1
Accruing loans past due 30 through 89 days	—	—	—	—	—	3	—	3	N/M	—	3

West –	Alaska, California, Hawaii, Idaho, Montana, Oregon, Washington, and Wyoming
Southwest –	Arizona, Nevada, and New Mexico
Central –	Arkansas, Colorado, Oklahoma, Texas, and Utah
Midwest –	Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, and Wisconsin
Southeast –	Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, Washington D.C., and West Virginia
Northeast –	Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, and Vermont
National –	Accounts in three or more regions

During the first nine months of 2014, nonperforming loans related to nonowner-occupied properties increased by $2 million from December 31, 2013, to $25 million at September 30, 2014, and decreased by $18 million when compared to September 30, 2013. Our nonowner-occupied CRE portfolio has increased by 16.5%, or approximately $938 million, since September 30, 2013.

If the economic recovery stalls, it may weaken the CRE market fundamentals (i.e., vacancy rates, the stability of rental income, and asset values), leading to reduced cash flow to support debt service payments. Reduced client cash flow would adversely affect our ability to collect such payments. Accordingly, the value of our CRE loan portfolio could be adversely affected.

Commercial lease financing. We conduct commercial lease financing arrangements through our KEF line of business and have both the scale and array of products to compete in the equipment lease financing business. Commercial lease financing receivables represented 10% of commercial loans at September 30, 2014, and 12% at September 30, 2013.

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

If loan terms are extended at less than normal market rates for similar lending arrangements, our Asset Recovery Group is consulted to help determine if any concession granted would result in designation as a TDR. Transfer to our Asset Recovery Group is considered for any commercial loan determined to be a TDR. During the first nine months of 2014, there were $3 million of new restructured commercial loans.

For more information on concession types for our commercial accruing and nonaccruing TDRs, see Note 4 (“Asset Quality”).

Figure 20. Commercial TDRs by Note Type and Accrual Status

	September 30,	June 30,	March 31,	December 31,	September 30,
in millions	2014	2014	2014	2013	2013
Commercial TDRs by Note Type
Tranche A	$35	$38	$61	$107	$135

Total Commercial TDRs	$35	$38	$61	$107	$135

Commercial TDRs by Accrual Status
Nonaccruing	$24	$26	$49	$52	$84
Accruing	11	12	12	55	51

Total Commercial TDRs	$35	$38	$61	$107	$135

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

As of September 30, 2014, we had $3.4 million of mortgage and construction loans that had a loan-to-value ratio greater than 1.0, and were accounted for as performing loans. These loans were not considered impaired due to one or more of the following factors: (i) underlying cash flow adequate to service the debt at a market rate of return with adequate amortization; (ii) a satisfactory borrower payment history; and (iii) acceptable guarantor support.

Consumer loan portfolio

Consumer loans outstanding decreased by $103 million, or .6%, from one year ago. The home equity portfolio is the largest segment of our consumer loan portfolio. Approximately 97% of this portfolio at September 30, 2014, was originated from our Key Community Bank within our 12-state footprint. The remainder of the portfolio, which has been in an exit mode since the fourth quarter of 2007, was originated from the Consumer Finance line of business and is now included in Other Segments. Home equity loans in Key Community Bank increased by $95 million, or .9%, over the past twelve months as a result of stabilized home values, improved employment, and favorable borrowing conditions.

As shown in Figure 16, we held the first lien position for approximately 59% of the Key Community Bank home equity portfolio at September 30, 2014, and 58% at September 30, 2013. For consumer loans with real estate collateral, we track borrower performance monthly. Regardless of the lien position, credit metrics are refreshed quarterly, including recent Fair Isaac Corporation scores as well as original and updated loan-to-value ratios. This information is used in establishing the ALLL. Our methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” beginning on page 118 of our 2013 Form 10-K.

Regulatory guidance issued in January 2012 addressed specific risks and required actions within home equity portfolios associated with second lien loans. At September 30, 2014, 41% of our home equity portfolio was secured by second lien mortgages. On at least a quarterly basis, we continue to monitor the risk characteristics of these loans when determining whether our loss estimation methods are appropriate.

Figure 21 summarizes our home equity loan portfolio by source at the end of each of the last five quarters, as well as certain asset quality statistics and yields on the portfolio as a whole.

Figure 21. Home Equity Loans

	2014			2013
dollars in millions	Third	Second	First	Fourth	Third
SOURCES OF PERIOD-END LOANS
Key Community Bank	$10,380	$10,379	$10,281	$10,340	$10,285
Other	283	300	315	334	353

Total	$10,663	$10,679	$10,596	$10,674	$10,638

Nonperforming loans at period end	$184	$189	$199	$220	$211
Net loan charge-offs for the period	7	10	9	13	14
Yield for the period	4.01%	4.03%	4.04%	4.04%	4.05%

Loans held for sale

As shown in Note 3 (“Loans and Loans Held for Sale”), our loans held for sale increased to $784 million at September 30, 2014, from $611 million at December 31, 2013, and totaled $699 million at September 30, 2013.

At September 30, 2014, loans held for sale included $30 million of commercial, financial and agricultural loans, which decreased by $38 million from September 30, 2013, $725 million of commercial mortgage loans, which increased $117 million from September 30, 2013, and $19 million of residential mortgage loans, which decreased $4 million from September 30, 2013.

Loan sales

As shown in Figure 22, during the first nine months of 2014, we sold $2.1 billion of CRE loans, $304 million of residential real estate loans, $347 million of commercial loans, and $132 million of commercial lease financing loans. Most of these sales came from the held-for-sale portfolio; however, $91 million of these loan sales related to the held-to-maturity portfolio.

Loan sales classified as held for sale generated net gains of $59 million in the first nine months of 2014 and are included in “investment banking and debt placement fees” and “other income” on the income statement.

Among the factors that we consider in determining which loans to sell are:

•	our business strategy for particular lending areas;

•	whether particular lending businesses meet established performance standards or fit with our relationship banking strategy;

•	our A/LM needs;

•	the cost of alternative funding sources;

•	the level of credit risk;

•	capital requirements; and

•	market conditions and pricing.

Figure 22 summarizes our loan sales for the first nine months of 2014 and all of 2013.

Figure 22. Loans Sold (Including Loans Held for Sale)

in millions	Commercial	Commercial Real Estate	Commercial Lease Financing	Residential Real Estate	Total
2014
Third quarter	$179	$913	$48	$127	$1,267
Second quarter	152	679	45	104	980
First quarter	16	489	39	73	617

Total	$347	$2,081	$132	$304	$2,864

2013
Fourth quarter	$39	$1,504	$141	$102	$1,786
Third quarter	17	923	129	184	1,253
Second quarter	181	815	90	226	1,312
First quarter	38	880	69	328	1,315

Total	$275	$4,122	$429	$840	$5,666	(a)

(a)	Excludes education loans of $147 million sold during 2013 that relate to the discontinued operations of the education lending business.

Figure 23 shows loans that are either administered or serviced by us, but not recorded on the balance sheet, and includes loans that were sold.

Figure 23. Loans Administered or Serviced

	September 30,	June 30,	March 31,	December 31,	September 30,
in millions	2014	2014	2014	2013	2013
Commercial real estate loans	$179,293	$179,194	$174,601	$177,731	$199,464
Education loans (a)	1,655	—	—	—	—
Commercial lease financing	709	708	717	717	623
Commercial loans	340	327	325	327	345

Total	$181,997	$180,229	$175,643	$178,775	$200,432

(a)	During the third quarter of 2014, we sold the residual interests in all of our outstanding education loan securitization trusts to a third party. At September 30, 2014, we deconsolidated the securitization trusts and removed the trust assets from our balance sheet. We retained the servicing for the loans associated with these securitization trusts. See Note 11 (“Acquisitions and Discontinued Operations”) for more information about this transaction.

In the event of default by a borrower, we are subject to recourse with respect to approximately $1.4 billion of the $182 billion of loans administered or serviced at September 30, 2014. Additional information about this recourse arrangement is included in Note 15 (“Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with FNMA.”

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

Securities

Our securities portfolio totaled $17.2 billion at September 30, 2014, compared to $17.1 billion at December 31, 2013, and $17.4 billion at September 30, 2013. Available-for-sale securities were $12.2 billion at September 30, 2014, compared to $12.3 billion at December 31, 2013, and $12.6 billion at September 30, 2013. Held-to-maturity securities were $5.0 billion at September 30, 2014, compared to $4.8 billion at December 31, 2013, and $4.8 billion at September 30, 2013. Essentially all of our held-to-maturity securities portfolio was invested in CMOs at September 30, 2014.

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

Figure 24. Mortgage-Backed Securities by Issuer

	September 30,	December 31,	September 30,
in millions	2014	2013	2013
FHLMC	$5,988	$7,047	$7,467
FNMA	5,253	5,978	6,129
GNMA	5,922	3,997	3,760

Total (a)	$17,163	$17,022	$17,356

(a)	Includes securities held in the available-for-sale and held-to-maturity portfolios.

Securities available for sale

The majority of our securities available-for-sale portfolio consists of CMOs, which are debt securities secured by a pool of mortgages or mortgage-backed securities. CMOs generate interest income and serve as collateral to support certain pledging agreements. At September 30, 2014, we had $12.2 billion invested in CMOs and other mortgage-backed securities in the available-for-sale portfolio, compared to $12.3 billion at December 31, 2013, and $12.5 billion at September 30, 2013.

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

Throughout 2013 and the first nine months of 2014, our investing activities continued to complement other balance sheet developments and provide for our ongoing liquidity management needs. Our actions to not reinvest the monthly security cash flows at various times during this time period served to provide the liquidity necessary to address our funding requirements. These funding requirements included ongoing loan growth and occasional debt maturities. At other times, we may make additional investments that go beyond the replacement of maturities or mortgage security cash flows as our liquidity position and/or interest rate risk management strategies may require. Lastly, our focus on investing in GNMA-related securities is also related to liquidity management strategies as we continue to make progress in preparing for expected future regulatory requirements.

Figure 25 shows the composition, yields, and remaining maturities of our securities available for sale. For more information about these securities, including gross unrealized gains and losses by type of security and securities pledged, see Note 6 (“Securities”).

Figure 25. Securities Available for Sale

dollars in millions	States and Political Subdivisions	Collateralized Mortgage Obligations (a)	Other Mortgage- Backed Securities (a)	Other Securities (b)	Total		Weighted- Average Yield (c)
September 30, 2014
Remaining maturity:
One year or less	$2	$275	—	—	$277		3.33%
After one through five years	15	9,418	$1,886	$32	11,351		2.28
After five through ten years	10	316	288	—	614		1.96
After ten years	—	—	3	—	3		5.50

Fair value	$27	$10,009	$2,177	$32	$12,245		—
Amortized cost	26	10,096	2,156	28	12,306		2.28%
Weighted-average yield (c)	6.21%	2.23%	2.45%	9.50%	2.28	%(d)	—
Weighted-average maturity	4.2 years	3.5 years	4.1 years	3.9 years	3.6 years		—

December 31, 2013
Fair value	$40	$11,000	$1,286	$20	$12,346		—
Amortized cost	39	11,120	1,270	17	12,446		2.33%

September 30, 2013
Fair value	$41	$11,779	$762	$24	$12,606		—
Amortized cost	40	11,810	733	20	12,603		2.38%

(a)	Maturity is based upon expected average lives rather than contractual terms.
(b)	Includes primarily marketable equity securities.
(c)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.
(d)	Excludes $22 million of securities at September 30, 2014, that have no stated yield.

Held-to-maturity securities

Federal Agency CMOs constitute essentially all of our held-to-maturity securities. The remaining balance comprises foreign bonds and capital securities. Figure 26 shows the composition, yields and remaining maturities of these securities.

Figure 26. Held-to-Maturity Securities

dollars in millions	Collateralized Mortgage Obligations	Other Securities		Total		Weighted- Average Yield (a)
September 30, 2014
Remaining maturity:
One year or less	—	$9		$9		2.42%
After one through five years	$4,844	11		4,855		1.92
After five through ten years	133	—		133		1.83

Amortized cost	$4,977	$20		$4,997		1.92%
Fair value	4,891	20		4,911		—
Weighted-average yield	1.92%	2.47	%(b)	1.92	%(b)	—
Weighted-average maturity	3.7 years	1.7 years		3.7 years		—

December 31, 2013
Amortized cost	$4,736	$20		$4,756		1.83%
Fair value	4,597	20		4,617		—

September 30, 2013
Amortized cost	$4,815	$20		$4,835		1.84%
Fair value	4,710	20		4,730		—

(a)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.
(b)	Excludes $5 million of securities at September 30, 2014, that have no stated yield.

Other investments

Principal investments — investments in equity and mezzanine instruments made by our Principal Investing unit — represented 57% of other investments at September 30, 2014. They include direct investments (investments made in a particular company) as well as indirect investments (investments made through funds that include other investors). Principal investments are predominantly made in privately-held companies and are carried at fair value. The fair value of the direct investments was $115 million at September 30, 2014, $141 million at December 31, 2013, and $168 million at September 30, 2013, while the fair value of the indirect investments was $353 million at September 30, 2014, $413 million at December 31, 2013, and $417 million at September 30, 2013. Under the requirements of the Volcker Rule, we will be required to dispose of some or all of our indirect principal investments. The implementation date of the Volcker Rule is July 21, 2015. Key is permitted to file for two one-year extensions, and an additional extension of up to five years for illiquid funds, to retain the indirect investments for a longer period of time. We plan to apply for the extensions and hold the investments. As of September 30, 2014, we have not committed to a plan to sell these investments. For more information about the Volcker Rule, see the discussion under the heading “Other regulatory developments under the Dodd-Frank Act – ‘Volcker Rule’” in the section entitled “Supervision and Regulation” in Item 1 of our 2013 Form 10-K.

In addition to principal investments, “other investments” include other equity and mezzanine instruments, such as certain real-estate-related investments that are carried at fair value, as well as other types of investments that generally are carried at cost. There are indirect real-estate-related investments valued at $13 million at September 30, 2014, $23 million at December 31, 2013, and $28 million at September 30, 2013, that may be subject to the disposal requirements under the Volcker Rule, as described in the previous paragraph.

Most of our other investments are not traded on an active market. We determine the fair value at which these investments should be recorded based on the nature of the specific investment and all available relevant information. This review may encompass such factors as the issuer’s past financial performance and future potential, the values of public companies in comparable businesses, the risks associated with the particular business or investment type, current market conditions, the nature and duration of resale restrictions, the issuer’s payment history, our knowledge of the industry, third-party data, and other relevant factors. During the first nine months of 2014, net gains from our principal investing activities (including results attributable to noncontrolling interests) totaled $60 million, which includes $25 million of net unrealized gains. These net gains are recorded as “net gains (losses) from principal investing” on the income statement. Additional information regarding these investments is provided in Note 5 (“Fair Value Measurements”).

Deposits and other sources of funds

Domestic deposits are our primary source of funding. During the third quarter of 2014, average domestic deposits were $67.7 billion and represented 87% of the funds we used to support loans and other earning assets, compared to $65.4 billion and 87% during the third quarter of 2013. The composition of our average deposits is shown in Figure 8 in the section entitled “Net interest income.”

The increase in average domestic deposits from the third quarter of 2013 to the third quarter of 2014 was due to increases in demand deposits of $1.9 billion and NOW and money market deposit accounts of $1.2 billion. These increases were mostly due to growth related to commercial client inflows as well as increases related to the commercial mortgage servicing business. This growth was partially offset by run-off in certificates of deposit.

Wholesale funds, consisting of deposits in our foreign office and short-term borrowings, averaged $2.3 billion during the third quarter of 2014, compared to $2.8 billion during the third quarter of 2013. The change from the third quarter of 2013 was caused by a $661 million decrease in federal funds purchased and securities sold under agreements to repurchase and a $26 million decrease in foreign office deposits, partially offset by a $101 million increase in bank notes and other short-term borrowings.

Capital

At September 30, 2014, our shareholders’ equity was $10.5 billion, up $183 million from December 31, 2013. The following sections discuss certain factors that contributed to this change. For other factors that contributed to the change, see the Consolidated Statements of Changes in Equity (Unaudited).

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

During the third quarter of 2014, we repurchased $119 million of common shares under our 2014 capital plan authorization.

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

Consistent with the 2014 capital plan, we made a dividend payment of $.065 per share, or $55 million, on our common shares during the third quarter of 2014.

We also made a quarterly dividend payment of $1.9375 per share, or $6 million, on our Series A Preferred Stock during the third quarter of 2014.

Common shares outstanding

Our common shares are traded on the NYSE under the symbol KEY with 29,039 holders of record at September 30, 2014. Our book value per common share was $11.74 based on 868.5 million shares outstanding at September 30, 2014, compared to $11.25 per common share based on 890.7 million shares outstanding at December 31, 2013, and $11.05 per common share based on 897.8 million shares outstanding at September 30, 2013. At September 30, 2014, our tangible book value per common share was $10.47, compared to $10.11 per common share at December 31, 2013, and $9.92 per common share at September 30, 2013.

Figure 27 shows activities that caused the change in outstanding common shares over the past five quarters.

Figure 27. Changes in Common Shares Outstanding

	2014			2013
in thousands	Third	Second	First	Fourth	Third
Shares outstanding at beginning of period	876,823	884,869	890,724	897,821	912,883
Common shares repurchased	(8,830)	(7,824)	(9,845)	(7,659)	(16,364)
Shares reissued (returned) under employee benefit plans	484	(222)	3,990	562	1,302

Shares outstanding at end of period	868,477	876,823	884,869	890,724	897,821

As shown above, common shares outstanding decreased by 8.3 million shares during the third quarter of 2014 from share repurchases under our 2014 capital plan and the net activity in our employee benefit plans.

At September 30, 2014, we had 148.5 million treasury shares, compared to 126.2 million treasury shares at December 31, 2013, and 119.1 million treasury shares at September 30, 2013. Going forward we expect to reissue treasury shares as needed in connection with stock-based compensation awards and for other corporate purposes.

Information on repurchases of common shares by KeyCorp is included in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this report.

Capital adequacy

Capital adequacy is an important indicator of financial stability and performance. All of our capital ratios remain in excess of regulatory requirements at September 30, 2014. Our capital and liquidity levels are intended to position us to weather an adverse credit cycle while continuing to serve our clients’ needs, as well as to meet the Regulatory Capital Rules described in the “Supervision and regulation” section of Item 2 of this report. Our shareholders’ equity to assets ratio was 11.68% at September 30, 2014, compared to 11.09% at December 31, 2013, and 11.25% at September 30, 2013. Our tangible common equity to tangible assets ratio was 10.26% at September 30, 2014, compared to 9.80% at December 31, 2013, and 9.93% at September 30, 2013.

Banking industry regulators prescribe minimum capital ratios for BHCs like KeyCorp and their banking subsidiaries. Risk-based capital guidelines require a minimum level of capital as a percent of “risk-weighted assets.” Risk-weighted assets consist of total assets plus certain off-balance sheet and market risk items, subject to adjustment for predefined credit risk factors. Currently, banks and BHCs must maintain, at a minimum, Tier 1 capital as a percent of risk-weighted assets of 4.00% and total capital as a percent of risk-weighted assets of 8.00%. As of September 30, 2014, our Tier 1 risk-based capital ratio and our total risk-based capital ratio were 12.01% and 14.10%, respectively, compared to 11.96% and 14.33%, respectively, at December 31, 2013, and 11.92% and 14.37%, respectively, at September 30, 2013.

Another indicator of capital adequacy, the leverage ratio, is defined as Tier 1 capital as a percentage of average quarterly tangible assets. BHCs that either have the highest supervisory rating or have implemented the Federal Reserve’s risk-adjusted measure for market risk — as we have — must maintain a minimum leverage ratio of 3.00%. All other BHCs must maintain a minimum ratio of 4.00%. As of September 30, 2014, our leverage ratio was 11.15%, compared to 11.11% at December 31, 2013, and 11.33% at September 30, 2013.

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

As of September 30, 2014, our Tier 1 risk-based capital ratio, leverage ratio, and total risk-based capital ratio were 12.01%, 11.15%, and 14.10%, respectively. The trust preferred securities issued by the KeyCorp capital trusts contribute $340 million, or 41, 37, and 40 basis points, to our Tier 1 risk-based capital ratio, Tier 1 leverage ratio, and total risk-based capital ratio, respectively, as of September 30, 2014. The new minimum capital ratios under the Regulatory Capital Rules together with the estimated capital ratios of Key at September 30, 2014, calculated on a fully phased-in basis are set forth in Figure 4 of this report.

Federal banking regulations group FDIC-insured depository institutions into one of five prompt corrective action capital categories, ranging from “well capitalized” to “critically undercapitalized.” A “well capitalized” institution must meet or exceed the prescribed threshold ratios of 6.00% for Tier 1 risk-based capital, 5.00% for Tier 1 leverage capital, and 10.00% for total risk-based capital and must not be subject to any written agreement, order or directive to meet and maintain a specific capital level for any capital measure. If these provisions applied to BHCs, we believe we would qualify as “well capitalized” at September 30, 2014, and we believe there has not been any change in condition or event since that date that would cause a change in capital category. Analysis on an estimated basis, accounting for the phase-out of our trust preferred securities as Tier 1 eligible (and therefore as Tier 2 instead) as of September 30, 2014, also determines that we would qualify as “well capitalized” under current regulatory guidelines (Basel I), with the estimated Tier 1 risk-based capital ratio, estimated leverage ratio, and estimated total risk-based capital ratio being 11.60%, 10.78%, and 14.10%, respectively. Figure 5 in the “Supervision and regulation” section above, describes the new threshold capital ratios for a “well capitalized” and an “adequately capitalized” institution under the Regulatory Capital Rules. The regulatory defined capital categories serve a limited supervisory function. Investors should not use our estimated ratios as a representation of our overall financial condition or prospects of KeyCorp. A discussion of the regulatory capital standards and other related capital adequacy regulatory standards is included in the section “Supervision and Regulation” under Item 1. Business of our 2013 Form 10-K under the heading “Regulatory capital and liquidity.”

Traditionally, the banking regulators have assessed bank and BHC capital adequacy based on both the amount and composition of capital, the calculation of which is prescribed in federal banking regulations. As a result of the financial crisis, the Federal Reserve has intensified its assessment of capital adequacy on a component of Tier 1 risk-based capital, known as Tier 1 common equity, and its review of the consolidated capitalization of systemically important financial companies, including KeyCorp. The capital modifications mandated by the Regulatory Capital Rules are consistent with the renewed focus on Tier 1 common equity and the consolidated capitalization of banks, BHCs, and covered nonbank financial companies, which resulted from the financial crisis. Tier 1 common equity is neither formally defined by GAAP nor prescribed in amount by federal banking regulations; this measure is considered to be a non-GAAP financial measure. Figure 7 in the “Highlights of Our Performance” section reconciles Key shareholders’ equity, the GAAP performance measure, to Tier 1 common equity, the corresponding non-GAAP measure. Our Tier 1 common equity ratio was 11.26% at September 30, 2014, compared to 11.22% at December 31, 2013, and 11.17% at September 30, 2013.

Generally, for risk-based capital purposes, deferred tax assets that are dependent upon future taxable income are limited to the lesser of: (i) the amount of deferred tax assets that a financial institution expects to realize within one year of the calendar quarter-end date, based on its projected future taxable income for the year, or (ii) 10% of the amount of an institution’s Tier 1 capital. At September 30, 2014, and September 30, 2013, we had no net deferred tax assets deducted from Tier 1 capital and risk-weighted assets. At September 30, 2014, for Key’s consolidated operations, we had a federal net deferred tax asset of $176 million and a state deferred tax asset of $21 million, compared to a federal net deferred tax asset of $184 million and a state deferred tax asset of $7 million at December 31, 2013, and a federal net deferred tax asset of $197 million and a state deferred tax asset of $7 million at September 30, 2013. We have recorded a valuation allowance of $1 million against the gross deferred tax assets associated with certain state net operating loss carryforwards and state credit carryforwards.

Figure 28 represents the details of our regulatory capital position at September 30, 2014, December 31, 2013, and September 30, 2013, under the existing regulatory capital standards.

Figure 28. Capital Components and Risk-Weighted Assets

	September 30,	December 31,	September 30,
dollars in millions	2014	2013	2013
TIER 1 CAPITAL
Key shareholders’ equity	$10,486	$10,303	$10,206
Qualifying capital securities	340	339	340
Less: Goodwill	1,051	979	979
Accumulated other comprehensive income (a)	(366)	(394)	(409)
Other assets (b)	110	89	96

Total Tier 1 capital	10,031	9,968	9,880

TIER 2 CAPITAL
Allowance for losses on loans and liability for losses on lending-related commitments (c)	870	924	946
Net unrealized gains on equity securities available for sale	2	1	1
Qualifying long-term debt	880	1,048	1,087

Total Tier 2 capital	1,752	1,973	2,034

Total risk-based capital	$11,783	$11,941	$11,914

TIER 1 COMMON EQUITY
Tier 1 capital	$10,031	$9,968	$9,880
Less: Qualifying capital securities	340	339	340
Series A Preferred Stock (d)	282	282	282

Total Tier 1 common equity	$9,409	$9,347	$9,258

RISK-WEIGHTED ASSETS
Risk-weighted assets on balance sheet	$65,245	$65,505	$65,080
Risk-weighted off-balance sheet exposure	18,721	17,778	17,528
Less: Goodwill	1,051	979	979
Other assets (b)	295	458	355
Plus: Market risk-equivalent assets	927	1,482	1,639

Gross risk-weighted assets	83,547	83,328	82,913
Less: Excess allowance for loan and lease losses	—	—	—

Net risk-weighted assets	$83,547	$83,328	$82,913

AVERAGE QUARTERLY TOTAL ASSETS	$91,283	$91,141	$88,498

CAPITAL RATIOS
Tier 1 risk-based capital	12.01%	11.96%	11.92%
Total risk-based capital	14.10	14.33	14.37
Leverage (e)	11.15	11.11	11.33
Tier 1 common equity	11.26	11.22	11.17

(a)	Includes net unrealized gains or losses on securities available for sale (except for net unrealized losses on marketable equity securities), net gains or losses on cash flow hedges, and amounts resulting from the application of the applicable accounting guidance for defined benefit and other postretirement plans.
(b)	Other assets deducted from Tier 1 capital and risk-weighted assets consist of disallowed intangible assets (excluding goodwill) and deductible portions of nonfinancial equity investments. There were no disallowed deferred tax assets at September 30, 2014, December 31, 2013, and September 30, 2013.
(c)	The ALLL included in Tier 2 capital is limited by regulation to 1.25% of the sum of gross risk-weighted assets plus low level exposures and residual interests calculated under the direct reduction method, as defined by the Federal Reserve. The ALLL includes $31 million, $39 million, and $38 million of allowance classified as “discontinued assets” on the balance sheet at September 30, 2014, December 31, 2013, and September 30, 2013, respectively.
(d)	Net of capital surplus.
(e)	This ratio is Tier 1 capital divided by average quarterly total assets as defined by the Federal Reserve less: (i) goodwill, (ii) the disallowed intangible assets described in footnote (b), and (iii) deductible portions of nonfinancial equity investments; plus assets derecognized as an offset to AOCI resulting from the adoption and subsequent application of the applicable accounting guidance for defined benefit and other postretirement plans.

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

The Board’s Audit Committee assists the Board in oversight of financial statement integrity, regulatory and legal compliance, independent auditors’ qualifications and independence, and all risk review functions, including internal audit. The Audit Committee meets with management and approves significant policies related to risk assessment and risk management and the processes related to risk review, operational risk, and compliance. The Audit Committee has responsibility over internal audit, financial reporting, compliance risk, and legal matters; the implementation, management, and evaluation of operational risk controls and information; security and fraud risk; and associated reputation and strategic risks.

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

•	Fixed income includes those instruments associated with our capital markets business and the trading of securities as a dealer. These instruments include positions in municipal bonds, bonds backed by the U.S. government, agency and corporate bonds, certain mortgage-backed securities, securities issued by the U.S. Treasury, money markets, and certain CMOs. The activities and instruments within the fixed income portfolio create exposures to interest rate and credit spread risks.

•	Interest rate derivatives include interest rate swaps, caps and floors, which are transacted primarily to accommodate the needs of commercial loan clients. In addition, we enter into interest rate derivatives to offset or mitigate the interest rate risk related to the client positions. The activities within this portfolio create exposures to interest rate risk.

•	Credit derivatives include credit default swaps, which are used to mitigate loan portfolio credit risk, and credit default swap indexes, which are used to manage the credit risk exposure associated with anticipated sales of certain commercial real estate loans. The transactions within the credit derivatives portfolio result in exposure to counterparty credit risk and market risk.

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

MRM backtests our VaR model on a daily basis to evaluate its predictive power. The test compares VaR model results at the 99% confidence level to observed daily profit and loss. Results of backtesting are provided to the Market Risk Committee. Backtesting exceptions occur when trading losses exceed VaR. Actual losses did not exceed daily trading VaR on any day during the quarters ended September 30, 2014, and September 30, 2013.

We do not engage in correlation trading, or utilize the internal model approach for measuring default and credit migration risk. Our net VaR approach incorporates diversification, but our VaR calculation does not include the impact of counterparty risk and our own credit spreads on derivatives.

The aggregate VaR at the 99% confidence level for all covered positions was $1.1 million at September 30, 2014, and $1.7 million at September 30, 2013. The decrease in aggregate VaR was primarily due to reduced exposures in credit and interest rate derivatives. Figure 29 summarizes our VaR at the 99% confidence level for significant portfolios of covered positions for the three months ended September 30, 2014, and September 30, 2013.

Figure 29. VaR for Significant Portfolios of Covered Positions

	2014				2013
	Three months ended September 30,				Three months ended September 30,
in millions	High	Low	Mean	September 30,	High	Low	Mean	September 30,
Trading account assets:
Fixed income	$.7	$.3	$.5	$.4	$1.0	$.3	$.6	$.8
Derivatives:
Interest rate	$.2	$.1	$.1	$.1	$.4	$.2	$.3	$.4
Credit	.3	.1	.2	.3	.5	.2	.4	.4

Stressed VaR is calculated using our general VaR results at the 99% confidence level and applying certain assumptions. The aggregate stressed VaR for all covered positions was $3.4 million at September 30, 2014, and $5.0 million at September 30, 2013. Figure 30 summarizes our stressed VaR for significant portfolios of covered positions for the three months ended September 30, 2014, and September 30, 2013, as used for market risk capital charge calculation purposes.

Figure 30. Stressed VaR for Significant Portfolios of Covered Positions

	2014				2013
	Three months ended September 30,				Three months ended September 30,
in millions	High	Low	Mean	September 30,	High	Low	Mean	September 30,
Trading account assets:
Fixed income	$2.1	$1.0	$1.5	$1.2	$3.1	$.8	$1.8	$2.5
Derivatives:
Interest rate	$.7	$.2	$.4	$.2	$1.2	$.7	$1.0	$1.1
Credit	1.0	.4	.6	1.0	1.6	.6	1.1	1.2

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

Figure 31 presents the results of the simulation analysis at September 30, 2014, and September 30, 2013. At September 30, 2014, our simulated exposure to changes in interest rates was moderately asset sensitive, and net interest income would benefit over time from either an increase in short-term or intermediate-term interest rates. Tolerance levels for risk management require the development of remediation plans to maintain residual risk within tolerance if simulation modeling demonstrates that a gradual increase or decrease in short-term interest rates over the next twelve months would adversely affect net interest income over the same period by more than 4%. As shown in Figure 31, we are operating within these levels as of September 30, 2014.

Figure 31. Simulated Change in Net Interest Income

September 30, 2014
Basis point change assumption (short-term rates)	-25	+200
Tolerance level	-4.00%	-4.00%

Interest rate risk assessment	-1.04%	3.34%

September 30, 2013
Basis point change assumption (short-term rates)	-25	+200
Tolerance level	-4.00%	-4.00%

Interest rate risk assessment	-1.21%	2.13%

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

Economic value of equity modeling. EVE complements net interest income simulation analysis as it estimates risk exposure beyond twelve, twenty-four, and thirty-six month horizons. EVE modeling measures the extent to which the economic values of assets, liabilities and off-balance sheet instruments may change in response to fluctuations in interest rates. EVE is calculated by subjecting the balance sheet to an immediate 200 basis point increase or decrease in interest rates, measuring the resulting change in the values of assets, liabilities and off-balance sheet instruments, and comparing those amounts with the base case of an unchanged interest rate environment. Because the calculation of EVE under an immediate 200 basis point decrease in interest rates in the current low rate environment results in certain interest rates declining to zero and a less than 200 basis point decrease in certain yield curve term points, we have modified the standard declining rate scenario to an immediate 100 basis point decrease. This analysis is highly dependent upon assumptions applied to assets and liabilities with non-contractual maturities. Those assumptions are based on historical behaviors, as well as our expectations. We develop remediation plans that would maintain residual risk within tolerance if this analysis indicates that our EVE will decrease by more than 15% in response to an immediate increase or decrease in interest rates. We are operating within these guidelines as of September 30, 2014.

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

Figure 32. Portfolio Swaps by Interest Rate Risk Management Strategy

	September 30, 2014
			Weighted-Average			September 30, 2013
dollars in millions	Notional Amount	Fair Value	Maturity (Years)	Receive Rate	Pay Rate	Notional Amount	Fair Value
Receive fixed/pay variable — conventional A/LM (a)	$9,300	$(10)	1.8	.8%	.2%	$9,300	$12
Receive fixed/pay variable — conventional debt	4,434	180	3.9	2.5	.2	4,160	259
Pay fixed/receive variable — conventional debt	50	(4)	13.8	.2	3.6	208	(6)

Total portfolio swaps	$13,784	$166 (b)	2.5	1.3%	.2%	$13,668	$265	(b)

(a)	Portfolio swaps designated as A/LM are used to manage interest rate risk tied to both assets and liabilities.
(b)	Excludes accrued interest of $28 million and $32 million for September 30, 2014, and September 30, 2013, respectively.

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

Our credit ratings at September 30, 2014, are shown in Figure 33. We believe these credit ratings, under normal conditions in the capital markets, will enable the parent company or KeyBank to issue fixed income securities to investors.

Figure 33. Credit Ratings

September 30, 2014	Short-Term Borrowings	Senior Long-Term Debt	Subordinated Long-Term Debt	Capital Securities	Series A Preferred Stock
KEYCORP (THE PARENT COMPANY)
Standard & Poor’s	A-2	BBB+	BBB	BB+	BB+
Moody’s	P-2	Baa1	Baa2	Baa3	Ba1
Fitch	F1	A-	BBB+	BB+	BB
DBRS	R-2(high)	BBB(high)	BBB	BBB	N/A

KEYBANK
Standard & Poor’s	A-2	A-	BBB+	N/A	N/A
Moody’s	P-2	A3	Baa1	N/A	N/A
Fitch	F1	A-	BBB+	N/A	N/A
DBRS	R-1(low)	A(low)	BBB(high)	N/A	N/A

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

We maintain a Contingency Funding Plan that outlines the process for addressing a liquidity crisis. The plan provides for an evaluation of funding sources under various market conditions. It also assigns specific roles and responsibilities for managing liquidity through a problem period. As part of the plan, we maintain a liquidity reserve through balances in our liquid asset portfolio. During a problem period, that reserve could be used as a source of funding to provide time to develop and execute a longer-term strategy. The liquid asset portfolio at September 30, 2014, totaled $10.1 billion, consisting of $7.5 billion of unpledged securities, $855 million of securities available for secured funding at the Federal Home Loan Bank of Cincinnati (“FHLB”), and $1.8 billion of net balances of federal funds sold and balances in our Federal Reserve account. The liquid asset portfolio can fluctuate due to excess liquidity, heightened risk, or prefunding of expected outflows, such as debt maturities. Additionally, as of September 30, 2014, our unused borrowing capacity secured by loan collateral was $18.7 billion at the Federal Reserve Bank of Cleveland and $2.7 billion at the FHLB. During the third quarter of 2014, Key’s outstanding FHLB advances increased by $244 million due to additional advances of $501 million and repayments of $257 million.

Final U.S. liquidity coverage ratio

Under the Liquidity Coverage Rules, we will be required to calculate the Modified LCR. Implementation for Modified LCR banking organizations, like Key, will begin on January 1, 2016, with a minimum requirement of 90% coverage, reaching 100% coverage by January 1, 2017. During the third quarter, our estimated Modified LCR was approximately 80%. To reach the minimum of 90% by January 1, 2016, and to operate with a cushion above the minimum required level, we may change the mix of our investment portfolio, increase the size of the overall investment portfolio, and modify product offerings.

Additional information about the Liquidity Coverage Rules is included in the “Supervision and regulation” section under the heading “Liquidity coverage ratio.”

Long-term liquidity strategy

Our long-term liquidity strategy is to be predominantly funded by core deposits. However, we may use wholesale funds to sustain an adequate liquid asset portfolio, meet daily cash demands, and allow management flexibility to execute business initiatives. Key’s client-based relationship strategy provides for a strong core deposit base which, in conjunction with intermediate and long-term wholesale funds managed to a diversified maturity structure and investor base, supports our liquidity risk management strategy. We use the loan-to-deposit ratio as a metric to monitor these strategies. Our target loan-to-deposit ratio is 90-100% (at September 30, 2014, our loan-to-deposit ratio was 87%), which we calculate as total loans, loans held for sale, and nonsecuritized discontinued loans divided by domestic deposits.

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

Liquidity programs

We have several liquidity programs, which are described in Note 18 (“Long-Term Debt”) beginning on page 200 of our 2013 Form 10-K, that are designed to enable the parent company and KeyBank to raise funds in the public and private markets. The proceeds from most of these programs can be used for general corporate purposes, including acquisitions. These liquidity programs are reviewed from time to time by the Board of Directors and are renewed and replaced as necessary. There are no restrictive financial covenants in any of these programs. During the three-month period ended September 30, 2014, KeyCorp and KeyBank did not issue any debt, and $750 million subordinated bank debt matured on July 1, 2014.

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

We use a cash coverage metric as the primary measure to assess parent company liquidity. The cash coverage metric measures the months into the future where projected obligations can be met with the current amount of liquidity to meet all projected obligations. We generally issue term debt to supplement dividends from KeyBank to manage our liquidity position at or above our targeted levels. The parent company generally maintains cash and short-term investments in an amount sufficient to meet projected debt maturities over at least the next 24 months. At September 30, 2014, KeyCorp held $2.0 billion in short-term investments, which we projected to be sufficient to meet our projected obligations, including the repayment of our maturing debt obligations for the periods prescribed by our risk tolerance.

Typically, KeyCorp meets its liquidity requirements through regular dividends from KeyBank, supplemented with term debt. Federal banking law limits the amount of capital distributions that a bank can make to its holding company without prior regulatory approval. A national bank’s dividend-paying capacity is affected by several factors, including net profits (as defined by statute) for the two previous calendar years and for the current year, up to the date of dividend declaration. During the third quarter of 2014, KeyCorp’s nonbank subsidiaries made a small dividend payment to the parent, and KeyCorp did not make any capital infusions to KeyBank. As of September  30, 2014, KeyBank had $113 million of capacity to pay dividends to KeyCorp.

Our liquidity position and recent activity

Over the past three months our liquid asset portfolio, which includes overnight and short-term investments, as well as unencumbered, high quality liquid securities held as protection against a range of potential liquidity stress scenarios, has decreased as a result of net customer loan and deposit flows and an increase in unpledged securities. The liquid asset portfolio continues to exceed the amount that we estimate would be necessary to manage through an adverse liquidity event by providing sufficient time to develop and execute a longer-term solution.

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

We generate cash flows from operations and from investing and financing activities. We have approximately $207 million of cash and cash equivalents and short-term investments in international tax jurisdictions as of September 30, 2014. As we consider alternative long-term strategic and liquidity plans, opportunities to repatriate these amounts would result in approximately $8 million in taxes to be paid. If we were to cease operations in all international tax jurisdictions, the total amount of taxes to be paid would increase to approximately $17 million. Accordingly, we have included the total amount as a deferred tax liability at September 30, 2014.

The Consolidated Statements of Cash Flows (Unaudited) summarize our sources and uses of cash by type of activity for the nine-month periods ended September 30, 2014, and September 30, 2013.

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

We maintain an active concentration management program to encourage diversification in our credit portfolios. For individual obligors, we employ a sliding scale of exposure, known as hold limits, which is dictated by the strength of the borrower. Our legal lending limit is approximately $1.6 billion for any individual borrower. However, internal hold limits generally restrict the largest exposures to less than 20% of that amount. As of September 30, 2014, we had five client relationships with loan commitments net of credit default swaps of more than $200 million. The average amount outstanding on these five individual net obligor commitments was $39 million at September 30, 2014. In general, our philosophy is to maintain a diverse portfolio with regard to credit exposures.

We actively manage the overall loan portfolio in a manner consistent with asset quality objectives and concentration risk tolerances to mitigate credit risk. We utilize credit default swaps on a limited basis to transfer a portion of the credit risk associated with a particular extension of credit to a third party. At September 30, 2014, we used credit default swaps with a notional amount of $371 million to manage the credit risk associated with specific commercial lending obligations. We may also sell credit derivatives — primarily single name credit default swaps — to offset our purchased credit default swap position prior to maturity. At September 30, 2014, we had sold credit default swaps outstanding with a total notional amount of $5 million.

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

Allowance for loan and lease losses

At September 30, 2014, the ALLL was $804 million, or 1.43% of period-end loans, compared to $848 million, or 1.56%, at December 31, 2013, and $868 million, or 1.62%, at September 30, 2013. The allowance includes $38 million that was specifically allocated for impaired loans of $299 million at September 30, 2014, compared to $42 million that was allocated for impaired loans of $358 million at December 31, 2013, and $47 million that was allocated for impaired loans of $411 million at September 30, 2013. For more information about impaired loans, see Note 4 (“Asset Quality”). At September 30, 2014, the ALLL was 200.5% of nonperforming loans, compared to 166.9% at December 31, 2013, and 160.4% at September 30, 2013.

Selected asset quality statistics for each of the past five quarters are presented in Figure 34. The factors that drive these statistics are discussed in the remainder of this section.

Figure 34. Selected Asset Quality Statistics from Continuing Operations

	2014			2013
dollars in millions	Third	Second	First	Fourth	Third
Net loan charge-offs	$31	$30	$20	$37	$37
Net loan charge-offs to average loans	.22%	.22%	.15%	.27%	.28%
Allowance for loan and lease losses	$804	$814	$834	$848	$868
Allowance for credit losses (a)	839	851	869	885	908
Allowance for loan and lease losses to period-end loans	1.43%	1.46%	1.50%	1.56%	1.62%
Allowance for credit losses to period-end loans	1.49	1.53	1.57	1.63	1.69
Allowance for loan and lease losses to nonperforming loans	200.5	205.6	185.7	166.9	160.4
Allowance for credit losses to nonperforming loans	209.2	214.9	193.5	174.2	167.8
Nonperforming loans at period end (b)	$401	$396	$449	$508	$541
Nonperforming assets at period end	418	410	469	531	579
Nonperforming loans to period-end portfolio loans	.71%	.71%	.81%	.93%	1.01%
Nonperforming assets to period-end portfolio loans plus OREO and other nonperforming assets	.74	.74	.85	.97	1.08

(a)	Includes the ALLL plus the liability for credit losses on lending-related unfunded commitments.
(b)	Loan balances exclude $14 million, $15 million, $16 million, $16 million, and $18 million of PCI loans at September 30, 2014, June 30, 2014, March 31, 2014, December 31, 2013, and September 30, 2013, respectively.

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

For all commercial and consumer loan TDRs, regardless of size, as well as impaired commercial loans with an outstanding balance of $2.5 million and greater, we conduct further analysis to determine the probable loss content and assign a specific allowance to the loan if deemed appropriate. We estimate the extent of the individual impairment for commercial loans and TDRs by comparing the recorded investment of the loan with the estimated present value of its future cash flows, the fair value of its underlying collateral, or the loan’s observable market price. Secured consumer loan TDRs that are discharged through Chapter 7 bankruptcy and not formally re-affirmed are adjusted to reflect the fair value of the underlying collateral, less costs to sell. Other consumer loan TDRs are combined in homogenous pools and assigned a specific allocation based on the estimated present value of future cash flows using the effective interest rate. A specific allowance also may be assigned — even when sources of repayment appear sufficient — if we remain uncertain about whether the loan will be repaid in full. On at least a quarterly basis, we evaluate the appropriateness of our loss estimation methods to reduce differences between estimated incurred losses and actual losses. The ALLL at September 30, 2014, represents our best estimate of the probable credit losses inherent in the loan portfolio at that date.

As shown in Figure 35, our ALLL decreased by $64 million, or 7.4%, during the past twelve months. This contraction is directly associated with the improvement in credit quality of the loan portfolio. The quality of new loan originations and decreasing levels of criticized, classified, and nonperforming loans and net loan charge-offs has resulted in a reduction in our general allowance. Our delinquency trends have declined during the past twelve months due to a modest level of loan growth, relatively stable economic conditions, and continued run-off in our exit loan portfolio reflecting our effort to maintain a moderate enterprise risk tolerance. Our liability for credit losses on lending-related commitments was $35 million at September 30, 2014. When combined with our ALLL, our total allowance for credit losses represented 1.49% of period-end loans at September 30, 2014, compared to 1.63% at December 31, 2013, and 1.69% at September 30, 2013.

Figure 35. Allocation of the Allowance for Loan and Lease Losses

	September 30, 2014			December 31, 2013			September 30, 2013
dollars in millions	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans
Commercial, financial and agricultural	$386	48.0%	47.5%	$362	42.7%	45.8%	$370	42.6%	45.4%
Commercial real estate:
Commercial mortgage	159	19.8	14.7	165	19.4	14.2	172	19.8	14.1
Construction	28	3.5	1.9	32	3.8	2.0	36	4.2	1.9

Total commercial real estate loans	187	23.3	16.6	197	23.2	16.2	208	24.0	16.0
Commercial lease financing	55	6.8	7.4	62	7.3	8.4	64	7.4	8.5

Total commercial loans	628	78.1	71.5	621	73.2	70.4	642	74.0	69.9
Real estate — residential mortgage	22	2.7	3.9	37	4.4	4.0	35	4.0	4.1
Home equity:
Community Banking	71	8.8	18.5	84	9.9	19.0	82	9.5	19.2
Other	6	.8	.5	11	1.3	.6	14	1.6	.6

Total home equity loans	77	9.6	19.0	95	11.2	19.6	96	11.1	19.8
Consumer other — Community Banking	24	3.0	2.7	29	3.4	2.7	27	3.1	2.7
Credit cards	32	4.0	1.3	34	4.0	1.3	34	3.9	1.3
Consumer other:
Marine	19	2.4	1.5	29	3.4	1.9	31	3.6	2.0
Other	2	.2	.1	3	.4	.1	3	.3	.2

Total consumer other	21	2.6	1.6	32	3.8	2.0	34	3.9	2.2

Total consumer loans	176	21.9	28.5	227	26.8	29.6	226	26.0	30.1

Total loans (a)	$804	100.0%	100.0%	$848	100.0%	100.0%	$868	100.0%	100.0%

(a)	Excludes allocations of the ALLL related to the discontinued operations of the education lending business in the amounts of $31 million, $39 million, and $38 million at September 30, 2014, December 31, 2013, and September 30, 2013, respectively.

Our provision (credit) for loan and lease losses was $21 million for the third quarter of 2014, compared to $28 million for the third quarter of 2013. Our net loan charge-offs were $31 million for the third quarter of 2014, compared to $37 million for the third quarter of 2013. The decrease in our provision is due to continued improvement in credit quality experienced in most of our loan portfolios. Additionally, we continue to reduce our exposure in our higher-risk businesses, including the residential properties portion of our construction loan portfolio, Marine/RV financing, and other selected leasing portfolios through the sale of certain loans, payments from borrowers, or net loan charge-offs.

Net loan charge-offs

Net loan charge-offs for the third quarter of 2014 totaled $31 million, or .22% of average loans, compared to net loan charge-offs of $37 million, or .28%, for the same period last year. Figure 36 shows the trend in our net loan charge-offs by loan type, while the composition of loan charge-offs and recoveries by type of loan is presented in Figure 37.

Over the past twelve months, net loan charge-offs decreased $6 million. This decrease is attributable to continued improvement in asset quality as reflected in the asset quality statistics shown in Figure 38. As shown in Figure 39, our exit loan portfolio contributed a total of $4 million in net loan charge-offs for the third quarter of 2014. Net loan charge-offs for the second quarter of 2014 in our exit loan portfolio were less than $1 million. The increase in net loan charge-offs in our exit loan portfolio was primarily driven by lower levels of net loan recoveries in the consumer exit loan portfolios during the third quarter of 2014.

Figure 36. Net Loan Charge-offs from Continuing Operations (a)

	2014			2013
dollars in millions	Third	Second	First	Fourth	Third
Commercial, financial and agricultural	$6	—	$2	$9	$4
Real estate — Commercial mortgage	(2)	—	1	(5)	(8)
Real estate — Construction	1	$(1)	(12)	1	(6)
Commercial lease financing	(1)	(2)	1	(3)	15

Total commercial loans	4	(3)	(8)	2	5
Home equity — Key Community Bank	6	9	7	10	12
Home equity — Other	1	1	2	3	2
Credit cards	9	11	6	5	8
Marine	2	5	4	5	1
Other	9	7	9	12	9

Total consumer loans	27	33	28	35	32

Total net loan charge-offs	$31	$30	$20	$37	$37

Net loan charge-offs to average loans	.22%	.22%	.15%	.27%	.28%
Net loan charge-offs from discontinued operations — education lending business	$7	$7	$9	$9	$9

(a)	Credit amounts indicate that recoveries exceeded charge-offs.

Figure 37. Summary of Loan and Lease Loss Experience from Continuing Operations

	Three months ended September 30,		Nine months ended September 30,
dollars in millions	2014	2013	2014	2013
Average loans outstanding	$55,796	$53,271	$55,388	$52,867

Allowance for loan and lease losses at beginning of period	$814	$876	$848	$888
Charge-offs:
Commercial, financial and agricultural (a)	12	15	35	44
Real estate — commercial mortgage	—	2	3	18
Real estate — construction	2	—	4	2

Total commercial real estate loans (b)	2	2	7	20
Commercial lease financing	1	17	6	25

Total commercial loans	15	34	48	89
Real estate — residential mortgage	2	3	7	13
Home equity:
Key Community Bank	9	14	29	50
Other	2	4	8	16

Total home equity loans	11	18	37	66
Consumer other — Key Community Bank	7	8	23	24
Credit cards	9	9	27	25
Consumer other:
Marine	4	5	18	22
Other	1	1	2	3

Total consumer other	5	6	20	25

Total consumer loans	34	44	114	153

Total loans charged off	49	78	162	242
Recoveries:
Commercial, financial and agricultural (a)	6	11	27	30
Real estate — commercial mortgage	2	10	4	20
Real estate — construction	1	6	16	14

Total commercial real estate loans (b)	3	16	20	34
Commercial lease financing	2	2	8	10

Total commercial loans	11	29	55	74
Real estate — residential mortgage	—	1	2	1
Home equity:
Key Community Bank	3	2	7	8
Other	1	2	4	5

Total home equity loans	4	4	11	13
Consumer other — Key Community Bank	1	1	4	5
Credit cards	—	1	1	3
Consumer other:
Marine	2	4	7	13
Other	—	1	1	2

Total consumer other	2	5	8	15

Total consumer loans	7	12	26	37

Total recoveries	18	41	81	111

Net loans and leases charged off	(31)	(37)	(81)	(131)
Provision (credit) for loan and lease losses	21	28	37	111
Foreign currency translation adjustment	—	1	—	—

Allowance for loan and lease losses at end of period	$804	$868	$804	$868

Liability for credit losses on lending-related commitments at beginning of period	$37	$37	$37	$29
Provision (credit) for losses on lending-related commitments	(2)	3	(2)	11

Liability for credit losses on lending-related commitments at end of period (c)	$35	$40	$35	$40

Total allowance for credit losses at end of period	$839	$908	$839	$908

Net loan charge-offs to average loans	.22%	.28%	.20%	.33%
Allowance for loan and lease losses to period-end loans	1.43	1.62	1.43	1.62
Allowance for credit losses to period-end loans	1.49	1.69	1.49	1.69
Allowance for loan and lease losses to nonperforming loans	200.5	160.4	200.5	160.4
Allowance for credit losses to nonperforming loans	209.2	167.8	209.2	167.8
Discontinued operations — education lending business:
Charge-offs	$10	$14	$34	$42
Recoveries	3	5	11	14

Net loan and lease charge-offs	$(7)	$(9)	$(23)	$(28)

(a)	See Figure 18 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial, financial and agricultural loan portfolio.
(b)	See Figure 19 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial real estate loan portfolio.
(c)	Included in “accrued expense and other liabilities” on the balance sheet.

Nonperforming assets

Figure 38 shows the composition of our nonperforming assets. These assets totaled $418 million at September 30, 2014, and represented .74% of period-end portfolio loans, OREO and other nonperforming assets, compared to $531 million, or .97%, at December 31, 2013, and $579 million, or 1.08%, at September 30, 2013. See Note 1 (“Summary of Significant Accounting Policies”) under the headings “Nonperforming Loans,” “Impaired Loans,” and “Allowance for Loan and Lease Losses” beginning on page 117 of our 2013 Form 10-K for a summary of our nonaccrual and charge-off policies.

Figure 38. Summary of Nonperforming Assets and Past Due Loans from Continuing Operations

dollars in millions	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Commercial, financial and agricultural (a)	$47	$37	$60	$77	$102

Real estate — commercial mortgage	41	38	37	37	58
Real estate — construction	14	9	11	14	17

Total commercial real estate loans (b)	55	47	48	51	75
Commercial lease financing	14	15	18	19	22

Total commercial loans	116	99	126	147	199
Real estate — residential mortgage	81	89	105	107	98
Home equity:
Key Community Bank	174	178	188	205	198
Other	10	11	11	15	13

Total home equity loans	184	189	199	220	211
Consumer other — Key Community Bank	2	2	2	3	2
Credit cards	1	1	1	4	4
Consumer other:
Marine	16	15	15	26	25
Other	1	1	1	1	2

Total consumer other	17	16	16	27	27

Total consumer loans	285	297	323	361	342

Total nonperforming loans (c)	401	396	449	508	541
Nonperforming loans held for sale	—	1	1	1	13
OREO	16	12	12	15	15
Other nonperforming assets	1	1	7	7	10

Total nonperforming assets	$418	$410	$469	$531	$579

Accruing loans past due 90 days or more	$71	$83	$89	$71	$90
Accruing loans past due 30 through 89 days	340	274	267	318	288
Restructured loans — accruing and nonaccruing (d)	264	266	294	338	349
Restructured loans included in nonperforming loans (d)	136	142	178	214	228
Nonperforming assets from discontinued operations — education lending business	9	19	20	25	23
Nonperforming loans to period-end portfolio loans	.71%	.71%	.81%	.93%	1.01%
Nonperforming assets to period-end portfolio loans plus OREO and other nonperforming assets	.74	.74	.85	.97	1.08

(a)	See Figure 18 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial, financial and agricultural loan portfolio.
(b)	See Figure 19 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial real estate loan portfolio.
(c)	Loan balances exclude $14 million, $15 million, $16 million, $16 million, and $18 million of PCI loans at September 30, 2014, June 30, 2014, March 31, 2014, December 31, 2013, and September 30, 2013, respectively.
(d)	Restructured loans (i.e., TDRs) are those for which Key, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. These concessions are made to improve the collectability of the loan and generally take the form of a reduction of the interest rate, extension of the maturity date or reduction in the principal balance.

As shown in Figure 38, nonperforming assets increased during the third quarter of 2014. The increase was primarily attributable to nonperforming loans in our commercial, financial and agricultural portfolio due to the addition of one nonperforming loan with a balance of $17 million. As shown in Figure 39, our exit loan portfolio accounted for $43 million, or 10%, of our total nonperforming assets at September 30, 2014, compared to $43 million, or 10%, at June 30, 2014.

At September 30, 2014, the carrying amount of our commercial nonperforming loans outstanding represented 62% of their contractual amount owed, total nonperforming loans outstanding represented 74% of their contractual amount owed, and nonperforming assets in total were carried at 74% of their original contractual amount. At the same date, OREO represented 80% of its original contractual amount owed, while loans held for sale and other nonperforming assets in the aggregate represented 49% of the contractual amount owed.

At September 30, 2014, our twenty largest nonperforming loans totaled $72 million, representing 18% of total nonperforming loans. At September 30, 2013, our twenty largest nonperforming loans totaled $119 million, representing 22% of total nonperforming loans.

Figure 39 shows the composition of our exit loan portfolio at September 30, 2014, and June 30, 2014, the net loan charge-offs recorded on this portfolio for the third quarter of 2014 and the second quarter of 2014, and the nonperforming status of these loans at September 30, 2014, and June 30, 2014. The exit loan portfolio represented 4% of total loans and loans held for sale at September 30, 2014, compared to 4% of total loans and loans held for sale at June 30, 2014. In the first quarter of 2014, our European lease financing portfolios were moved to our exit portfolio. Additional information about loan sales is included in this report under the headings “Loans held for sale” and “Loan sales.”

Figure 39. Exit Loan Portfolio from Continuing Operations

	Balance Outstanding		Change 9-30-14 vs.	Net Loan Charge-offs		Balance on Nonperforming Status
in millions	9-30-14	6-30-14	6-30-14	9-30-14(c)	6-30-14(c)	9-30-14	6-30-14
Residential properties — homebuilder	$11	$19	$(8)	$1	—	$10	$7
Marine and RV floor plan	7	23	(16)	—	—	5	6
Commercial lease financing (a)	1,046	1,154	(108)	(1)	$(5)	1	3

Total commercial loans	1,064	1,196	(132)	—	(5)	16	16
Home equity — Other	283	300	(17)	1	1	10	11
Marine	828	888	(60)	2	5	16	15
RV and other consumer	57	61	(4)	1	(1)	1	1

Total consumer loans	1,168	1,249	(81)	4	5	27	27

Total exit loans in loan portfolio	$2,232	$2,445	$(213)	$4	—	$43	$43

Discontinued operations — education lending business (not included in exit loans above) (b)	$2,375	$4,162	$(1,787)	$7	$7	$9	$19

(a)	Includes (1) the business aviation, commercial vehicle, office products, construction, and industrial leases; (2) Canadian lease financing portfolios; (3) European lease financing portfolios; and (4) all remaining balances related to lease in, lease out; sale in, lease out; service contract leases; and qualified technological equipment leases.
(b)	June 30, 2014, balance includes loans in Key’s consolidated education loan securitization trusts.
(c)	Credit amounts indicate recoveries exceeded charge-offs.

Figure 40 shows the types of activity that caused the change in our nonperforming loans during each of the last five quarters. Loans placed on nonaccrual status decreased $52 million during the third quarter of 2014 compared to third quarter of 2013 due to continued improvement in market liquidity.

Figure 40. Summary of Changes in Nonperforming Loans from Continuing Operations

	2014			2013
in millions	Third	Second	First	Fourth	Third
Balance at beginning of period	$396	$449	$508	$541	$652
Loans placed on nonaccrual status	109	79	98	129	161
Charge-offs	(49)	(56)	(57)	(66)	(78)
Loans sold	—	(21)	(3)	(19)	(61)
Payments	(13)	(17)	(21)	(46)	(43)
Transfers to OREO	(7)	(4)	(3)	(5)	(2)
Loans returned to accrual status	(35)	(34)	(73)	(26)	(88)

Balance at end of period (a)	$401	$396	$449	$508	$541

(a)	Loan balances exclude $14 million, $15 million, $16 million, $16 million, and $18 million of PCI loans at September 30, 2014, June 30, 2014, March 31, 2014, December 31, 2013, and September 30, 2013, respectively.

Figure 41 shows the types of activity that caused the change in our nonperforming loans held for sale during each of the last five quarters.

Figure 41. Summary of Changes in Nonperforming Loans Held for Sale from Continuing Operations

	2014			2013
in millions	Third	Second	First	Fourth	Third
Balance at beginning of period	$1	$1	$1	$13	$14
Net advances / (payments)	—	—	—	(1)	(1)
Loans sold	(2)	—	—	(11)	—
Valuation adjustments	1	—	—	—	—

Balance at end of period	—	$1	$1	$1	$13

Figure 42 shows the factors that contributed to the change in our OREO during each of the last five quarters.

Figure 42. Summary of Changes in Other Real Estate Owned, Net of Allowance, from Continuing Operations

	2014			2013
in millions	Third	Second	First	Fourth	Third
Balance at beginning of period	$12	$12	$15	$15	$18
Properties acquired — nonperforming loans	7	4	3	5	2
Valuation adjustments	(1)	(1)	(1)	—	(1)
Properties sold	(2)	(3)	(5)	(5)	(4)

Balance at end of period	$16	$12	$12	$15	$15

Operational and compliance risk management

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

At September 30, 2014, $14 billion, or 16%, of our total assets were measured at fair value on a recurring basis. Approximately 97% of these assets, before netting adjustments, were classified as Level 1 or Level 2 within the fair value hierarchy. At September 30, 2014, $880 million, or 1%, of our total liabilities were measured at fair value on a recurring basis. All of these liabilities were classified as Level 1 or Level 2.

During the third quarter of 2014, $15 million of our total assets were measured at fair value on a nonrecurring basis. All of these assets were classified as Level 3. At September 30, 2014, there were no liabilities measured at fair value on a nonrecurring basis.

During the first nine months of 2014, we did not significantly alter the manner in which we applied our critical accounting policies or developed related assumptions and estimates.

European Sovereign and Non-Sovereign Debt Exposures

Our total European sovereign and non-sovereign debt exposure is presented in Figure 43.

Figure 43. European Sovereign and Non-Sovereign Debt Exposures

September 30, 2014 in millions	Short-and Long- Term Commercial Total(a)	Foreign Exchange and Derivatives with Collateral (b)	Net Exposure
France:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	$2	$2
Non-sovereign non-financial institutions	$41	—	41

Total	41	2	43
Germany:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	1	1
Non-sovereign non-financial institutions	208	—	208

Total	208	1	209
Greece:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	—	—	—

Total	—	—	—
Iceland:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	—	—	—

Total	—	—	—
Ireland:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	4	—	4

Total	4	—	4
Italy:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	64	—	64

Total	64	—	64
Netherlands:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	27	—	27

Total	27	—	27
Portugal:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	—	—	—

Total	—	—	—
Spain:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	55	—	55

Total	55	—	55
Switzerland:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	(2)	(2)
Non-sovereign non-financial institutions	85	—	85

Total	85	(2)	83
United Kingdom:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	2	2
Non-sovereign non-financial institutions	154	—	154

Total	154	2	156
Other Europe: (c)
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	109	—	109

Total	109	—	109
Total Europe:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	3	3
Non-sovereign non-financial institutions	747	—	747

Total	$747	$3	$750

(a)	This column represents our outstanding leases.
(b)	This column represents contracts to hedge our balance sheet asset and liability needs, and to accommodate our clients’ trading and/or hedging needs. Our derivative mark-to-market exposures are calculated and reported on a daily basis. These exposures are largely covered by cash or highly marketable securities collateral with daily collateral calls.
(c)	Other Europe consists of the following countries: Austria, Belarus, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Finland, Hungary, Lithuania, Luxembourg, Malta, Norway, Poland, Romania, Russia, Slovakia, Slovenia, Sweden, and Ukraine. Approximately 99% of our exposure in Other Europe is in Belgium, Finland, and Sweden.

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

We completed $119 million of common share repurchases during the third quarter of 2014 under our 2014 capital plan authorization.

The following table summarizes our repurchases of our common shares for the three months ended September 30, 2014.

Calendar month	Total number of shares repurchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased as part of publicly announced plans or programs (b)
July 1 - 31	2,466,690	$13.72	2,459,845	29,596,298
August 1 - 31	6,370,516	13.34	6,370,232	23,198,509
September 1 - 30	206	13.71	—	23,685,587

Total	8,837,412	$13.45	8,830,077

(a)	Includes common shares repurchased in the open market and common shares deemed surrendered by employees in connection with our stock compensation and benefit plans to satisfy tax obligations.
(b)	Calculated using the remaining general repurchase amount divided by the closing price of KeyCorp common shares as follows: on July 31, 2014, at $13.54; on August 31, 2014, at $13.61; and on September 30, 2014, at $13.33.

Item 6. Exhibits

15	Acknowledgment of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from KeyCorp’s Form 10-Q Report for the quarterly period ended September 30, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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

KEYCORP
(Registrant)

Date: November 4, 2014
By: Robert L. Morris
Chief Accounting Officer (Principal Accounting Officer)