Form 10-K
period 2014-12-31
KEYCORP /NEW/
filed 2015-03-02
CIK 91576

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No ✓

The aggregate market value of voting stock held by nonaffiliates of the Registrant was $12,564,866,525 (based on the June 30, 2014, closing price of KeyCorp common shares of $14.33 as reported on the New York Stock Exchange). As of February 26, 2015, there were 855,324,689 common shares outstanding.

Certain specifically designated portions of KeyCorp’s definitive Proxy Statement for its 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Forward-looking Statements

From time to time, we have made or will make forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements do not relate strictly to historical or current facts. Forward-looking statements usually can be identified by the use of words such as “goal,” “objective,” “plan,” “expect,” “assume,” “anticipate,” “intend,” “project,” “believe,” “estimate,” or other words of similar meaning. Forward-looking statements provide our current expectations or forecasts of future events, circumstances, results or aspirations. Our disclosures in this report contain forward-looking statements. We may also make forward-looking statements in other documents filed with or furnished to the Securities and Exchange Commission (the “SEC”). In addition, we may make forward-looking statements orally to analysts, investors, representatives of the media and others.

Forward-looking statements, by their nature, are subject to assumptions, risks, and uncertainties, many of which are outside of our control. Our actual results may differ materially from those set forth in our forward-looking statements. There is no assurance that any list of risks and uncertainties or risk factors is complete. Factors that could cause actual results to differ from those described in forward-looking statements include, but are not limited to:

¿	deterioration of commercial real estate market fundamentals;

¿	defaults by our loan counterparties or clients;

¿	adverse changes in credit quality trends;

¿	declining asset prices;

¿	our concentrated credit exposure in commercial, financial, and agricultural loans;

¿	the extensive and increasing regulation of the U.S. financial services industry;

¿	changes in accounting policies, standards, and interpretations;

¿	breaches of security or failures of our technology systems due to technological or other factors and cybersecurity threats;

¿	operational or risk management failures by us or critical third-parties;

¿	negative outcomes from claims or litigation;

¿	the occurrence of natural or man-made disasters or conflicts or terrorist attacks;

¿	increasing capital and liquidity standards under applicable regulatory rules;

¿	unanticipated changes in our liquidity position, including but not limited to, changes in the cost of liquidity, our ability to enter the financial markets and to secure alternative funding sources;

¿	our ability to receive dividends from our subsidiary, KeyBank;

¿	downgrades in our credit ratings or those of KeyBank;

¿	a reversal of the U.S. economic recovery due to financial, political or other shocks;

¿	our ability to anticipate interest rate changes and manage interest rate risk;

¿	deterioration of economic conditions in the geographic regions where we operate;

¿	the soundness of other financial institutions;

¿	our ability to attract and retain talented executives and employees and to manage our reputational risks;

¿	our ability to timely and effectively implement our strategic initiatives;

¿	increased competitive pressure due to industry consolidation;

¿	unanticipated adverse effects of strategic partnerships or acquisitions and dispositions of assets or businesses; and

¿	our ability to develop and effectively use the quantitative models we rely upon in our business planning.

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

KEYCORP

2014 FORM 10-K ANNUAL REPORT

PART I

ITEM 1. BUSINESS

Overview

KeyCorp, organized in 1958 under the laws of the State of Ohio, is headquartered in Cleveland, Ohio. We are a bank holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”), and are one of the nation’s largest bank-based financial services companies, with consolidated total assets of approximately $93.8 billion at December 31, 2014. KeyCorp is the parent holding company for KeyBank National Association (“KeyBank”), its principal subsidiary, through which most of our banking services are provided. Through KeyBank and certain other subsidiaries, we provide a wide range of retail and commercial banking, commercial leasing, investment management, consumer finance, commercial mortgage servicing and special servicing, and investment banking products and services to individual, corporate, and institutional clients through two major business segments: Key Community Bank and Key Corporate Bank.

As of December 31, 2014, these services were provided across the country through KeyBank’s 994 full-service retail banking branches and a network of 1,287 automated teller machines (“ATMs”) in 12 states, as well as additional offices, online and mobile banking capabilities, and a telephone banking call center. Additional information pertaining to our two business segments is included in the “Line of Business Results” section in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report, and in Note 23 (“Line of Business Results”) of the Notes to Consolidated Financial Statements presented in Item 8. Financial Statements and Supplementary Data, which are incorporated herein by reference. KeyCorp and its subsidiaries had an average of 13,853 full-time equivalent employees for 2014.

In addition to the customary banking services of accepting deposits and making loans, our bank and trust company subsidiaries offer personal, securities lending and custody services, personal financial services, access to mutual funds, treasury services, investment banking and capital markets products, and international banking services. Through our bank, trust company, and registered investment adviser subsidiaries, we provide investment management services to clients that include large corporate and public retirement plans, foundations and endowments, high-net-worth individuals, and multi-employer trust funds established for providing pension or other benefits to employees.

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

Important Terms Used in this Report

As used in this report, references to “Key,” “we,” “our,” “us” and similar terms refer to the consolidated entity consisting of KeyCorp and its subsidiaries. KeyCorp refers solely to the parent holding company, and KeyBank refers solely to KeyCorp’s subsidiary bank, KeyBank National Association. KeyBank (consolidated) refers to the consolidated entity consisting of KeyBank and its subsidiaries.

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

The following table presents the geographic diversity of Key Community Bank’s average deposits, commercial loans, and home equity loans.

	Geographic Region
Year ended December 31, 2014 dollars in millions	Pacific		Rocky Mountains		Indiana		West Ohio/ Michigan		East Ohio		Western New York		Eastern New York		New England		NonRegion	(a)	Total
Average deposits	$11,301		$4,984		$2,320		$4,344		$9,026		$4,931		$7,892		$2,895		$2,632		$50,325
Percent of total	22.5	%	9.9	%	4.6	%	8.6	%	17.9	%	9.8	%	15.7	%	5.8	%	5.2	%	100.0	%

Average commercial loans	$3,497		$1,702		$749		$1,138		$2,201		$573		$1,853		$745		$2,974		$15,432
Percent of total	22.7	%	11.0	%	4.8	%	7.4	%	14.3	%	3.7	%	12.0	%	4.8	%	19.3	%	100.0	%

Average home equity loans	$3,283		$1,580		$489		$850		$1,274		$815		$1,296		$651		$102		$10,340
Percent of total	31.8	%	15.3	%	4.7	%	8.2	%	12.3	%	7.9	%	12.5	%	6.3	%	1.0	%	100.0	%

(a)	Represents average deposits, commercial loan products, and home equity loan products centrally managed outside of our eight Key Community Bank regions.

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

Information contained on or accessible through our website or any other website referenced in this report is not part of this report. References to websites in this report are intended to be inactive textual references only.

Shareholders may obtain a copy of any of the above-referenced corporate governance documents by writing to our Investor Relations Department at Investor Relations, KeyCorp, 127 Public Square, Mailcode OH-01-27-0737, Cleveland, Ohio 44114-1306; by calling (216) 689-3000; or by sending an e-mail to investor_relations@keybank.com.

Acquisitions and Divestitures

The information presented in Note 13 (“Acquisitions and Discontinued Operations”) is incorporated herein by reference.

Competition

The market for banking and related financial services is highly competitive. Key competes with other providers of financial services, such as bank holding companies, commercial banks, savings associations, credit unions, mortgage banking companies, finance companies, mutual funds, insurance companies, investment management firms, investment banking firms, broker-dealers, and other local, regional, national, and global institutions that offer financial services. Some of our competitors are larger and may have more financial resources, while some of our competitors enjoy fewer regulatory constraints and may have lower cost structures. The financial services industry is likely to become more competitive as further technology advances enable more companies, including nonbank companies, to provide financial services. Technological advances may diminish the importance of depository institutions and other financial institutions. We compete by offering quality products and innovative services at competitive prices, and by maintaining our products and services offerings to keep pace with customer preferences and industry standards.

Mergers and acquisitions have led to increased concentration in the banking industry, placing added competitive pressure on Key’s core banking products and services.

Executive Officers of KeyCorp

KeyCorp’s executive officers are principally responsible for making policy for KeyCorp, subject to the supervision and direction of the Board of Directors. All executive officers are subject to annual election at the annual organizational meeting of the Board of Directors held each May.

Set forth below are the names and ages of the executive officers of KeyCorp as of December 31, 2014, the positions held by each at KeyCorp during the past five years, and the year each first became an executive officer of KeyCorp. Because Messrs. Buffie, Devine, Hartmann, and Kimble and Ms. Brady have been employed at KeyCorp for less than five years, information is being provided concerning their prior business experience. There are no family relationships among the directors or the executive officers.

Amy G. Brady (48) — Ms. Brady is KeyCorp’s Chief Information Officer, serving in that role since May 2012. Prior to joining KeyCorp, Ms. Brady spent 25 years with Bank of America (a financial services institution), where she most recently served as Senior Vice President and Chief Information Officer, Enterprise Technology and Operations, supporting technology delivery and operations for crucial enterprise functions. Ms. Brady has been an executive officer of KeyCorp since she joined in 2012.

Craig A. Buffie (54) — Mr. Buffie has been KeyCorp’s Chief Human Resources Officer since February 2013. Prior to joining KeyCorp, Mr. Buffie was employed for 27 years with Bank of America (a financial services institution), where he served in numerous human resources positions, including as a human resources executive for technology and operations for consumer and small business, as well as for its corporate and investment bank. Most recently, he was Head of Home Loan Originations for Bank of America. Mr. Buffie has been an executive officer of KeyCorp since joining in 2013.

Edward J. Burke (58) — Mr. Burke has been the Co-President, Commercial and Private Banking of Key Community Bank since April 2014 and an Executive Officer of KeyCorp since May 2014. From 2005 until his election as Co-President, Mr. Burke was an Executive Vice President and head of KeyBank Real Estate Capital and Key Community Development Lending.

Dennis A. Devine (43) — Mr. Devine has been the Co-President, Consumer and Small Business of Key Community Bank since April 2014 and an Executive Officer of KeyCorp since May 2014. From 2012 to 2014, Mr. Devine served as Executive Vice President in various roles, including as head of the Consumer & Small Business Segment and head of Integrated Channels and Community Bank Strategy for Key Community Bank. Prior to joining Key in 2012, Mr. Devine served in various executive capacities with Citizens Financial Group and PNC Bank (financial services institutions).

Trina M. Evans (50) — Ms. Evans has been the Director of Corporate Center for KeyCorp since August 2012, partnering with Key’s executive leadership team and Board of Directors to ensure alignment of strategy, objectives, priorities, and messaging across Key. Prior to this role, Ms. Evans was the Chief Administrative Officer for Key Community Bank and the Director of Client Experience for KeyBank. During her career with KeyCorp, she has served in a variety of senior management roles associated with the call center, internet banking, retail banking, distribution management and information technology. She became an executive officer of KeyCorp in March 2013.

Robert A. DeAngelis (53) — Mr. DeAngelis has been the Director of the Enterprise Program Management Office for KeyCorp since November 2011, providing leadership for KeyCorp’s large-scale, organization-wide initiatives. He previously served as the Consumer Segment executive with responsibility for developing client strategies and programs for Key’s Community Bank Consumer and Small Business segments. He became an executive officer of KeyCorp in March 2013.

Christopher M. Gorman (54) — Mr. Gorman has been the President of Key Corporate Bank since 2010. He previously served as a KeyCorp Senior Executive Vice President and head of Key National Banking during 2010. Mr. Gorman was an Executive Vice President of KeyCorp (2002 to 2010) and served as President of KeyBanc Capital Markets (2003 to 2010). He became an executive officer of KeyCorp in 2010.

Paul N. Harris (56) — Mr. Harris has been the General Counsel and Secretary of KeyCorp since 2003 and an executive officer of KeyCorp since 2004.

William L. Hartmann (61) — Mr. Hartmann has been the Chief Risk Officer of KeyCorp since July 2012. Mr. Hartmann joined KeyCorp in 2010 as its Chief Credit Officer. Prior to joining KeyCorp, Mr. Hartmann spent 29 years at Citigroup (a multinational financial services institution) where his most recent position was global head of Large Corporate Risk Management. While at Citigroup, he held numerous roles with increasing responsibility, including Chief Risk Officer, Asia Pacific, head of Global Portfolio Management, co-head of Leveraged Finance Capital Markets and global head of Loan Sales and Trading. Mr. Hartmann has been an executive officer of KeyCorp since 2012.

Donald R. Kimble (54) — Mr. Kimble has been the Chief Financial Officer of KeyCorp since June 2013. Prior to joining KeyCorp, Mr. Kimble served as Chief Financial Officer of Huntington Bancshares Inc., a bank holding company headquartered in Columbus, Ohio, after joining the company in August 2004, and also served as its Controller from August 2004 to November 2009. Mr. Kimble was also President and a director of Huntington Preferred Capital, Inc., a publicly-traded company, from August 2004 until May 2013. Mr. Kimble became an executive officer upon joining KeyCorp in June 2013.

Beth E. Mooney (59) — Ms. Mooney has been the Chairman and Chief Executive Officer of KeyCorp since 2011, and an executive officer of KeyCorp since 2006. Prior to becoming Chairman and Chief Executive Officer, she served in a variety of roles with KeyCorp, including President and Chief Operating Officer and Vice Chair and head of Key Community Bank. Prior to joining KeyCorp, she served in a number of executive and senior finance roles with banks and bank holding companies across the United States. She has been a director of AT&T, a publicly-traded telecommunications company, since 2013.

Robert L. Morris (62) — Mr. Morris has been the Chief Accounting Officer and an executive officer of KeyCorp since 2006.

Supervision and Regulation

The regulatory framework applicable to BHCs and banks is intended primarily to protect customers and depositors, the DIF, consumers, taxpayers and the banking system as a whole, rather than to protect the security holders and creditors of financial services companies. Comprehensive reform of the legislative and regulatory environment for financial services companies occurred in 2010 and remains ongoing. We cannot predict changes in applicable laws, regulations or regulatory agency policies, but such changes may materially affect our business, financial condition, results of operations, or access to liquidity or credit.

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

Federal law establishes a system of regulation under which the Federal Reserve is the umbrella regulator for BHCs, while their subsidiaries are principally regulated by prudential and functional regulators: 1) the OCC for national banks and federal savings associations; 2) the FDIC for non-member state banks and savings associations; 3) the Federal Reserve for member state banks; 4) the CFPB for consumer financial products or services; 5) the SEC and FINRA for securities broker/dealer activities; 6) the SEC, CFTC, and NFA for swaps and other derivatives; and 7) state insurance regulators for insurance activities. Certain specific activities, including traditional bank trust and fiduciary activities, may be conducted in a bank without the bank being deemed a “broker” or a “dealer” in securities for purposes of securities functional regulation. Although the states generally must regulate bank insurance activities in a nondiscriminatory manner, the states may continue to adopt and enforce rules that specifically regulate bank insurance activities in certain identifiable risks.

Our national bank subsidiaries and their subsidiaries are subject to regulation, supervision and examination by the OCC. At December 31, 2014, we operated one full-service, FDIC-insured national bank subsidiary, KeyBank, and one national bank subsidiary that is limited to fiduciary activities. The FDIC also has certain regulatory, supervisory and examination authority over KeyBank and KeyCorp under the FDIA and the Dodd-Frank Act.

We have other financial services subsidiaries that are subject to regulation, supervision and examination by the Federal Reserve, as well as other applicable state and federal regulatory agencies and self-regulatory organizations. Because KeyBank engages in derivative transactions, in 2013 it provisionally registered as a swap dealer with the CFTC and became a member of the NFA, the self-regulatory organization for participants in the U.S. derivatives industry. Our securities brokerage and asset management subsidiaries are subject to supervision and regulation by the SEC, FINRA and state securities regulators, and our insurance subsidiaries are subject to regulation by the insurance regulatory authorities of the states in which they operate. Our other nonbank subsidiaries are subject to laws and regulations of both the federal government and the various states in which they are authorized to do business.

Regulatory capital and liquidity

Federal banking regulators have promulgated risk-based capital and leverage ratio requirements applicable to Key and KeyBank (consolidated). The adequacy of regulatory capital is assessed periodically by federal banking agencies in their examination and supervision processes, and in the evaluation of applications in connection with certain expansion activities.

Regulatory capital requirements prior to January 1, 2015

At December 31, 2014, the minimum risk-based capital requirements adopted by federal banking regulators were based on a 1988 international accord (“Basel I”) developed by the Basel Committee on Banking Supervision (the “Basel Committee”). Prior to January 2015, Key and KeyBank (consolidated) were generally required to maintain a minimum ratio of total capital to risk-weighted assets of 8%. At least half of the total capital had to be “Tier 1 capital,” which consists of qualifying perpetual preferred stock, common shareholders’ equity (excluding AOCI other than the cumulative effect of foreign currency translation), a limited amount of qualifying trust preferred securities, and certain mandatorily convertible preferred securities. The remainder could consist of “Tier 2 capital,” including qualifying subordinated debt, certain hybrid capital instruments, perpetual debt, mandatory convertible debt instruments, qualifying perpetual preferred stock, and a limited amount of the allowance for credit losses. BHCs and banks with securities and commodities trading activities exceeding specified levels were required to maintain capital to cover their market risk exposure. Federal banking regulators also established a minimum leverage ratio requirement for banking organizations. The leverage ratio is Tier 1 capital divided by adjusted average total assets. At December 31, 2014, the minimum leverage ratio was 3% for BHCs and national banks that are considered “strong” by the Federal Reserve or the OCC, respectively, 3% for any BHC that had implemented the Federal Reserve’s risk-based capital measure for market risk, and 4% for all other BHCs and national banks. At December 31, 2014, the minimum leverage ratio for Key and KeyBank (consolidated) was 3% and 4%, respectively. BHCs and national banks may be expected to maintain ratios well above the minimum levels, depending upon their particular condition, risk profile, or growth plans. As presented in Note 22 (“Shareholders’ Equity”), at December 31, 2014, Key and KeyBank (consolidated) had regulatory capital in excess of all applicable minimum risk-based capital (including all adjustments for market risk) and leverage ratio requirements.

Basel III capital and liquidity frameworks

In December 2010, the Basel Committee released its final framework to strengthen international capital regulation of banks, and revised it in June 2011 and January 2014 (as revised, the “Basel III capital framework”). The Basel III capital framework requires higher and better-quality capital, better risk coverage, the introduction of a new leverage ratio as a backstop to the risk-based requirement, and measures to promote the buildup of capital that can be drawn down in periods of stress. The Basel III capital framework, among other things, introduces a new capital measure, “Common Equity Tier 1,” to be included in Tier 1 capital with other capital instruments meeting specified requirements, a capital conservation buffer, and a countercyclical capital buffer. The Basel III capital framework is being phased-in over a multi-year period.

In November 2011, the Basel Committee issued its final rule for a common equity surcharge on certain designated global systemically important banks (“G-SIBs”), which was revised in July 2013 (as revised, “Basel G-SIB framework”). Under the Basel G-SIB framework, a G-SIB is assessed a progressive 1.0% to 3.5% surcharge to the Common Equity Tier 1 capital conservation buffer based upon the bank’s systemic importance score. In December 2014, the Federal Reserve published an NPR (the “U.S. G-SIB NPR”) that would implement the Basel G-SIB framework for U.S. G-SIBs, but with expected surcharges ranging from 1.0% to 4.5%, and would include a new indicator to address the perceived risks of short-term wholesale funding. At December 31, 2014, and based on 2013 year-end data, there were eight U.S. BHCs (none of which included KeyCorp) designated as G-SIBs under the Basel G-SIB framework. In addition, the U.S. G-SIB NPR would require each

U.S. top-tier BHC with consolidated total assets of at least $50 billion and not a subsidiary of a foreign banking organization, such as KeyCorp, to determine annually whether it is a U.S. G-SIB by using five categories that measure global systemic importance — size, interconnectedness, substitutability, complexity, and cross-jurisdictional activity. Comments on the U.S. G-SIB NPR are due by March 2, 2015.

The Basel Committee published its international liquidity standards in 2010, and revised them in January 2013, January 2014, and October 2014 (as revised, the “Basel III liquidity framework”). It established quantitative standards for liquidity by introducing a liquidity coverage ratio (“Basel III LCR”) and a net stable funding ratio (“Basel III NSFR”).

The Basel III LCR, calculated as the ratio of the stock of high-quality liquid assets (“HQLAs”) divided by total net cash outflows over 30 consecutive calendar days, must be at least 100%. The implementation of Basel III LCR began on January 1, 2015, with minimum requirements beginning at 60%, rising in annual steps of 10% until full implementation on January 1, 2019.

The Basel III NSFR, calculated as the ratio of the available amount of stable funding divided by the required amount of stable funding, must be at least 100%. The Basel III NSFR becomes effective on January 1, 2018.

U.S. implementation of the Basel III capital framework

In October 2013, the federal banking regulators published the final Basel III capital framework for U.S. banking organizations (the “Regulatory Capital Rules”), which generally implement the Basel III capital framework as described above in the United States. Under the Regulatory Capital Rules, certain large U.S.-domiciled BHCs and banks (each, an “advanced approaches banking organization”) must satisfy minimum qualifying criteria using organization-specific internal risk measures and management processes for calculating risk-based capital requirements as well as follow certain methodologies to calculate their total risk-weighted assets. Since neither KeyCorp nor KeyBank has at least $250 billion in total consolidated assets or at least $10 billion of total on-balance sheet foreign exposure, neither KeyCorp nor KeyBank is an advanced approaches banking organization. Instead, each of them is a “standardized approach banking organization.”

New minimum capital and leverage ratio requirements

Under the Regulatory Capital Rules, a standardized approach banking organization, like KeyCorp, will be required to meet the minimum capital and leverage ratios set forth in the table below. At December 31, 2014, Key had an estimated Common Equity Tier 1 Capital Ratio of 10.7% under Basel III. Also at December 31, 2014, based on the fully phased-in Regulatory Capital Rules, Key estimates that its capital and leverage ratios would be as set forth in the table below.

Estimated Ratios vs. Minimum Capital Ratios Calculated Under the Fully Phased-In

Regulatory Capital Rules

Ratios (including Capital conservation buffer)	Key December 31, 2014 Estimated		Minimum January 1, 2015		Phase-in Period	Minimum January 1, 2019
Common Equity Tier 1 (a)	10.7	%	4.5	%	None	4.5	%
Capital conservation buffer (b)			—		1/1/16 - 1/1/19	2.5
Common Equity Tier 1 + Capital conservation buffer			4.5		1/1/16 - 1/1/19	7.0
Tier 1 Capital	11.0		6.0		None	6.0
Tier 1 Capital + Capital conservation buffer			6.0		1/1/16 - 1/1/19	8.5
Total Capital	13.1		8.0		None	8.0
Total Capital + Capital conservation buffer			8.0		1/1/16 - 1/1/19	10.5
Leverage (c)	10.5		4.0		None	4.0

(a)	See Figure 4 entitled “GAAP to Non-GAAP Reconciliations,” which presents the computation for estimated Common Equity Tier 1. The table reconciles the GAAP performance measure to the corresponding non-GAAP measure, which provides a basis for period-to-period comparisons.

(b)	Capital conservation buffer must consist of Common Equity Tier 1 capital. As a standardized approach banking organization, KeyCorp is not subject to the countercyclical capital buffer of up to 2.5% imposed upon an advanced approaches banking organization under the Regulatory Capital Rules.

(c)	As a standardized approach banking organization, KeyCorp is not subject to the 3% supplemental leverage ratio requirement, which becomes effective January 1, 2018. Because KeyCorp has less than $700 billion in consolidated total assets and less than $10 trillion in assets under custody, KeyCorp is not subject to the supplemental leverage buffer requirement of at least 2%, which becomes effective January 1, 2018.

Revised prompt corrective action capital category ratios

Federal prompt corrective action regulations under the FDIA group FDIC-insured depository institutions into one of five prompt corrective action capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” In addition to implementing the Basel III capital framework in the U.S., the Regulatory Capital Rules also revised, effective January 1, 2015, the prompt corrective action capital category threshold ratios applicable to FDIC-insured depository institutions under the federal banking regulators’ prior prompt corrective action regulations. The Prior and Revised Prompt Corrective Action table, below, identifies the capital category threshold ratios for a “well capitalized” and an “adequately capitalized” institution under the prior and the revised prompt corrective action rules.

“Well Capitalized” and “Adequately Capitalized” Capital Category Ratios Under Prior and

Revised Prompt Corrective Action Rules

Prompt Corrective Action	Capital Category
	Well Capitalized (a)				Adequately Capitalized
Ratio	Revised		Prior		Revised		Prior
Common Equity Tier 1 Risk-Based	6.5	%	N/A		4.5	%	N/A
Tier 1 Risk-Based	8.0		6.0	%	6.0		4.0	%
Total Risk-Based	10.0		10.0		8.0		8.0
Tier 1 Leverage (b)	5.0		5.0		4.0		3.0 or 4.0

(a)	A “well capitalized” institution also must not be subject to any written agreement, order or directive to meet and maintain a specific capital level for any capital measure.

(b)	As a standardized approach banking organization, KeyBank is not subject to the 3% supplemental leverage ratio requirement, which becomes effective January 1, 2018.

We believe that, as of December 31, 2014, KeyBank (consolidated) would have met all revised “well capitalized” prompt corrective action capital and leverage ratio requirements under the Regulatory Capital Rules if such requirements had been effective at that time. The prompt corrective action regulations, however, apply only to FDIC-insured depository institutions (like KeyBank) and not to BHCs (like KeyCorp). Moreover, since the regulatory capital categories under these regulations serve a limited supervisory function, investors should not use them as a representation of the overall financial condition or prospects of KeyBank.

U.S. implementation of the Basel III liquidity framework

In October 2014, the federal banking agencies published the final Basel III liquidity framework for U.S. banking organizations (the “Liquidity Coverage Rules”) that create a minimum liquidity coverage ratio (“LCR”) for certain internationally active bank and nonbank financial companies (excluding KeyCorp) and a modified version of the LCR (“Modified LCR”) for BHCs and other depository institution holding companies with over $50 billion in consolidated assets that are not internationally active (including KeyCorp).

KeyBank will not be subject to the LCR or the Modified LCR under the Liquidity Coverage Rules unless the OCC affirmatively determines that application to KeyBank is appropriate in light of its asset size, level of complexity, risk profile, scope of operations, affiliation with foreign or domestic covered entities, or risk to the financial system. The LCR and Modified LCR created by the Liquidity Coverage Rules are also an enhanced prudential liquidity standard consistent with the Dodd-Frank Act.

Because KeyCorp is a Modified LCR BHC under the Liquidity Coverage Rules, Key will be required to maintain its ratio of high-quality liquid assets to its total net cash outflow amount, determined by prescribed assumptions in a standardized hypothetical stress scenario over a 30-calendar day period, at least at 90% by January 1, 2016, and at least at 100% by January 1, 2017. Throughout December 2014, our estimated Modified LCR was approximately in the mid-80% range. To reach the minimum of 90% by January 1, 2016, and to operate with a cushion above the minimum required level, we may change the composition of our investment portfolio, increase the size of the overall investment portfolio, and modify product offerings. Calculation of Key’s Modified LCR is required on a monthly basis, unlike on a daily basis for those U.S. banking organizations that are subject to the LCR rather than the Modified LCR.

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

The Federal Reserve’s annual CCAR is an intensive assessment of the capital adequacy of large, complex U.S. BHCs and of the policies and practices these BHCs use to assess their capital needs. Through CCAR, the Federal Reserve assesses the capital plans of these BHCs to ensure that they have both sufficient capital to continue operations throughout times of financial and economic stress and robust, forward-looking capital planning processes that account for their unique risks. The Federal Reserve expects BHCs subject to CCAR to have sufficient capital to withstand a highly adverse operating environment and to be able to continue operations, maintain ready access to funding, meet obligations to creditors and counterparties, and serve as credit intermediaries. In addition, the Federal Reserve evaluates the planned capital actions of these BHCs, including planned capital distributions such as dividend payments or stock repurchases.

KeyCorp filed its 2015 CCAR capital plan on January 5, 2015. Under the Federal Reserve’s October 2014 CCAR instructions and guidance, KeyCorp’s 2015 capital plan was required to reflect the Regulatory Capital Rules, including their minimum regulatory capital ratios and transition arrangements, as well as Key’s Tier 1 common ratio for each quarter of the planning horizon using the definitions of Tier 1 capital and total risk-weighted assets as in effect in 2014, as well as a transition plan for full implementation of the Regulatory Capital Rules.

As part of the annual CCAR, the Federal Reserve conducts an annual supervisory stress test on KeyCorp. As part of this test, the Federal Reserve projects revenue, expenses, losses, and resulting post-stress capital levels, regulatory capital ratios, and the Tier 1 common ratio under conditions that affect the U.S. economy or the financial condition of KeyCorp, including supervisory baseline, adverse, and severely adverse scenarios, that are determined annually by the Federal Reserve. Results from the 2015 CCAR, which will include the annual supervisory stress test methodology and certain firm-specific results for the participating 31 covered companies (including KeyCorp), will be publicly released by the Federal Reserve. The Federal Reserve has announced that the results from the supervisory stress test and the 2015 CCAR will be released on March, 5, 2015, and March 11, 2015, respectively.

KeyCorp and KeyBank must also conduct their own company-run stress tests to assess the impact of stress scenarios (including supervisor-provided baseline, adverse, and severely adverse scenarios and, for KeyCorp, one

KeyCorp-defined baseline scenario and at least one KeyCorp-defined one stress scenario) on their consolidated earnings, losses, and capital over a nine-quarter planning horizon, taking into account their current condition, risks, exposures, strategies, and activities. While KeyBank must only conduct an annual stress test, KeyCorp must conduct both an annual and a mid-cycle stress test. KeyCorp and KeyBank are required to report the results of their annual stress tests to the Federal Reserve and OCC in early January of each year. KeyCorp is required to report the results of its 2015 mid-cycle stress test to the Federal Reserve during the period of July 5, 2015 to August 4, 2015, inclusive. Summaries of the results of these company-run stress tests are disclosed each year under the “Regulatory Disclosure” tab of Key’s Investor Relations website: http://www.key.com/ir.

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

FDIA, Resolution Authority and Financial Stability

Deposit insurance and assessments

The DIF provides insurance coverage for domestic deposits funded through assessments on insured depository institutions like KeyBank. The amount of deposit insurance coverage for deposits is $250,000 per depository.

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

Conservatorship and receivership of insured depository institutions

Upon the insolvency of an insured depository institution, the FDIC will be appointed as receiver or, in rare circumstances, conservator for the insolvent institution under the FDIA. In an insolvency, the FDIC may repudiate or disaffirm any contract to which the institution is a party if the FDIC determines that performance of the contract would be burdensome and that disaffirming or repudiating the contract would promote orderly administration of the institution’s affairs. If the contractual counterparty made a claim against the receivership (or conservatorship) for breach of contract, the amount paid to the counterparty would depend upon, among other factors, the receivership (or conservatorship) assets available to pay the claim and the priority of the claim relative to others. In addition, the FDIC may enforce most contracts entered into by the insolvent institution, notwithstanding any provision that would terminate, cause a default, accelerate or give other rights under the contract solely because of the insolvency, the appointment of the receiver (or conservator), or the exercise of rights or powers by the receiver (or conservator). The FDIC may also transfer any asset or liability of the insolvent institution without obtaining approval or consent from the institution’s shareholders or creditors. These provisions would apply to obligations and liabilities of KeyCorp’s insured depository institution subsidiaries, such as KeyBank, including obligations under senior or subordinated debt issued to public investors.

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

In December 2013, the FDIC published a notice for comment regarding its “single point of entry” resolution strategy under the OLA. This strategy involves the appointment of the FDIC as receiver for the SIFI’s top-level U.S. holding company only, while permitting the operating subsidiaries of the failed holding company to continue operations uninterrupted. As receiver, the FDIC would establish a bridge financial company for the failed holding company and would transfer the assets and a very limited set of liabilities of the receivership estate. The claims of unsecured creditors and other claimants in the receivership would be satisfied by the exchange of their claims for the securities of one or more new holding companies emerging from the bridge company. The FDIC has not taken any subsequent regulatory action relating to this resolution strategy under OLA since the comment period ended in March 2014.

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

Resolution plans

BHCs with at least $50 billion in total consolidated assets, like KeyCorp, are required to periodically submit to the Federal Reserve and FDIC a plan discussing how the company could be rapidly and orderly resolved if the company failed or experienced material financial distress. Insured depository institutions with at least $50 billion in total consolidated assets, like KeyBank, are also required to submit a resolution plan to the FDIC. These plans are due annually by December 31 of each year. For 2014, KeyCorp and KeyBank elected to submit a joint resolution plan given Key’s organizational structure and business activities and the significance of KeyBank to Key. This resolution plan, the second required from KeyCorp and KeyBank, was submitted on December 2,

2014. In January 2015, the Federal Reserve and FDIC made available on their websites the public sections of resolution plans for the companies, including KeyCorp and KeyBank, that submitted plans in December 2014. The public section of the joint resolution plan of KeyCorp and KeyBank is available at http://www.federalreserve.gov/bankinforeg/resolution-plans.htm.

Financial Stability Oversight Council

The Dodd-Frank Act created the FSOC, a systemic risk oversight body, to (i) identify risks to U.S. financial stability that could arise from the material financial distress or failure, or ongoing activities, of large, interconnected SIFIs, or that could arise outside the financial services marketplace, (ii) promote market discipline by eliminating expectations that the U.S. government will shield shareholders, creditors, and counterparties from losses in the event of failure, and (iii) respond to emerging threats to the stability of the U.S. financial system. The FSOC is responsible for facilitating regulatory coordination, information collection and sharing, designating nonbank financial companies for consolidated supervision by the Federal Reserve, designating systemic financial market utilities and systemic payment, clearing, and settlement activities requiring prescribed risk management standards and heightened federal regulatory oversight, recommending stricter standards for SIFIs, and, together with the Federal Reserve, determining whether action should be taken to break up firms that pose a grave threat to U.S. financial stability.

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

Other Regulatory Developments under the Dodd-Frank Act

Consumer Financial Protection Bureau

Title X of the Dodd-Frank Act created the CFPB, a consumer financial services regulator with supervisory authority over banks and their affiliates with assets of more than $10 billion, like Key, for compliance with federal consumer protection laws. The CFPB also regulates financial products and services sold to consumers and has rulemaking authority with respect to federal consumer financial laws. Any new regulatory requirements promulgated by the CFPB or modifications in the interpretations of existing regulations could require changes to Key’s consumer-facing businesses. The Dodd-Frank Act also gives the CFPB broad data collecting powers for fair lending for both small business and mortgage loans, as well as extensive authority to prevent unfair, deceptive and abusive practices.

Debit Card Interchange

Federal Reserve Regulation II — Debit Card Interchange Fees and Routing (the “Interchange Fee Rule”) — limits debit card interchange fees and eliminates exclusivity arrangements between issuers and networks for debit card transactions. The relevant portions of the Interchange Fee Rule became effective October 1, 2011. The Interchange Fee Rule allows debit card issuers to recover from merchants an interchange fee of $.21 per transaction, a fee of five basis points of the value of the transaction, and an additional $.01 fraud prevention adjustment. Retail merchants and merchant groups filed suit to challenge the Interchange Fee Rule. Their challenge was unsuccessful.

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

Although the Final Rule became effective on April 1, 2014, on December 18, 2014, the Federal Reserve exercised its unilateral authority to extend the compliance deadline until July 21, 2016, with respect to covered funds. The Federal Reserve further indicated its intent to grant an additional one-year extension of the compliance deadline until July 21, 2017, and indicated it would re-evaluate its rules relating to the process by which banking entities would be able to apply for further five-year extensions. Key does not anticipate that the proprietary trading restrictions in the Final Rule will have a material impact on its business, but it may be required to divest certain fund investments as discussed in more detail under the heading “Other investments” in Item 7 of this report.

Enhanced prudential standards and early remediation requirements

Under the Dodd-Frank Act, the Federal Reserve must impose enhanced prudential standards and early remediation requirements upon BHCs, like KeyCorp, with at least $50 billion in total consolidated assets. Prudential standards must include enhanced risk-based capital requirements and leverage limits, liquidity requirements, risk-management and risk committee requirements, resolution plan requirements, credit exposure report requirements, single counterparty credit limits (“SCCL”), supervisory and company-run stress test requirements and, for certain financial companies, a debt-to-equity limit. Early remediation requirements must include limits on capital distributions, acquisitions, and asset growth in early stages of financial decline and capital restoration plans, capital raising requirements, limits on transactions with affiliates, management changes, and asset sales in later stages of financial decline, which are to be triggered by forward-looking indicators including regulatory capital and liquidity measures.

The stress test requirements applicable to KeyCorp were implemented by a final rule adopted by the Federal Reserve in 2012. The resolution plan requirements applicable to KeyCorp were implemented by a joint final rule adopted by the Federal Reserve and FDIC in 2011.

In March 2014, the Federal Reserve published a final rule to implement certain of these required enhanced prudential standards. The enhanced prudential standards implemented by this final rule were (i) the incorporation of the Regulatory Capital Rules through the Federal Reserve’s previously finalized rules on capital planning and stress tests, (ii) liquidity requirements relating to cash flow projections, a contingency funding plan, liquidity risk limits, monitoring liquidity risks (with respect to collateral, legal entities, currencies, business lines, and intraday exposures), liquidity stress testing, and a liquidity buffer, (iii) the risk management framework, the risk committee, and the chief risk officer as well as the corporate governance requirements as they relate to liquidity risk management, including the requirements that apply to the board of directors, the risk committee, senior management, and the independent review function, and (iv) a 15-to-1 debt-to-equity limit for companies that the FSOC determines pose a “grave threat” to U.S. financial stability. KeyCorp was required to comply with the final rule starting on January 1, 2015.

The SCCL and the early remediation requirements published in January 2012 by the Federal Reserve as a proposed rule, however, were not included as part of the March 2014 final rule. The Federal Reserve has indicated that is conducting a quantitative impact study and will take into account the Basel Committee’s April 2014 large exposures regime before finalizing the SCCL. It is unclear when the Federal Reserve will finalize the early remediation requirements. No credit exposure reporting requirements, which must be implemented jointly by the Federal Reserve and FDIC, have yet been proposed. The Federal Reserve has indicated that both the Federal Reserve and FDIC recognize that such reports would be most useful and complete if developed in conjunction with the SCCL.

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

Provisions added by the Dodd-Frank Act expanded the scope of (i) the definition of affiliate to include any investment fund having any bank or BHC-affiliated company as an investment adviser, (ii) credit exposures subject to the prohibition on the acceptance of low-quality assets or securities issued by an affiliate as collateral, the quantitative limits, and the collateralization requirements to now include credit exposures arising out of derivative, repurchase agreement, and securities lending/borrowing transactions, and (iii) transactions subject to quantitative limits to now also include credit collateralized by affiliate-issued debt obligations that are not securities. In addition, these provisions require that a credit extension to an affiliate remain secured in accordance with the collateral requirements at all times that it is outstanding, rather than the previous requirement of only at the inception or upon material modification of the transaction. These provisions also raise significantly the procedural and substantive hurdles required to obtain a regulatory exemption from the affiliate transaction requirements. While these provisions became effective on July 21, 2012, the Federal Reserve has not yet issued a proposed rule to implement them.

New assessments, fees and other charges

Certain provisions of the Dodd-Frank Act require or authorize certain U.S. governmental departments, agencies and instrumentalities to collect new or higher assessments, fees and other charges from BHCs and banks, like KeyCorp and KeyBank. The U.S. Treasury has established an assessment schedule to collect from SIFIs, including KeyCorp, based on their average total consolidated assets semiannual assessments to pay the expenses of the OFR, including the expenses of the FSOC and certain expenses for implementing the orderly liquidation activities of the FDIC. The Federal Reserve has established an annual assessment upon SIFIs, including KeyCorp, based on their average total consolidated assets for the Federal Reserve’s examination, supervision, and regulation of such companies. The OCC has changed its semi-annual assessment upon large national banks, like KeyBank, to reflect its Dodd-Frank Act authority to do so.

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

Our ERM program incorporates risk management throughout our organization to identify, understand, and manage the risks presented by our business activities. Our ERM program identifies Key’s major risk categories as: credit risk, compliance risk, operational risk, capital and liquidity risk, market risk, reputation risk, strategic risk, and model risk. These risk factors, and other risks we may face, are discussed in more detail in other sections of this report.

I.  Credit Risk

Should the fundamentals of the commercial real estate market deteriorate, our financial condition and results of operations could be adversely affected.

The U.S. economy remains vulnerable, and any reversal in broad macro trends would threaten the recovery in commercial real estate. The improvement of certain economic factors, such as unemployment and real estate asset values and rents, has continued to lag behind the overall economy. These economic factors generally affect certain industries like real estate and financial services more significantly. A significant portion of our clients are active in these industries. Furthermore, financial services companies with a substantial lending business, like ours, are dependent upon the ability of their borrowers to make debt service payments on loans.

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

We maintain an ALLL (a reserve established through a provision for loan and lease losses charged to expense) that represents our estimate of losses based on our evaluation of risks within our existing portfolio of loans. The level of the allowance reflects our ongoing evaluation of industry concentrations; specific credit risks; loan and lease loss experience; current loan portfolio quality; present economic, political and regulatory conditions; and incurred losses inherent in the current loan portfolio. The determination of the appropriate level of the ALLL inherently involves a degree of subjectivity and requires that we make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, the stagnation of certain economic indicators that we are more susceptible to, such as unemployment and real estate values, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may recommend an increase in the ALLL. Bank regulatory agencies periodically review our ALLL and, based on judgments that can differ somewhat from those of our own management, may recommend an increase in the provision for loan and lease losses or the recognition of further loan charge-offs. In addition, if charge-offs in future periods exceed the ALLL (i.e., if the loan and lease allowance is inadequate), we will need additional loan and lease loss provisions to increase the ALLL, which would decrease our net income and capital.

Declining asset prices could adversely affect us.

During the Great Recession, the volatility and disruption that the capital and credit markets experienced reached extreme levels. This severe market disruption led to the failure of several substantial financial institutions, causing the widespread liquidation of assets and constraining the credit markets. These asset sales, along with asset sales by other leveraged investors, including some hedge funds, rapidly drove down prices and valuations across a wide variety of traded asset classes. Asset price deterioration has a negative effect on the valuation of many of the asset categories represented on our balance sheet, and reduces our ability to sell assets at prices we deem acceptable. A further recession would likely reverse recent positive trends in asset prices.

We have concentrated credit exposure in commercial, financial and agricultural loans.

As of December 31, 2014, approximately 72% of our loan portfolio consisted of commercial, financial and agricultural loans, commercial real estate loans, including commercial mortgage and construction loans, and commercial leases. These types of loans are typically larger than residential real estate loans and consumer loans, and have a different risk profile that includes, among other risks, a borrower’s failure to comply with applicable environmental laws and regulations. The deterioration of a larger loan or a group of these loans could cause a significant increase in nonperforming loans, which would result in net loss of earnings from these loans, an increase in the provision for loan and lease losses, and an increase in loan charge-offs.

II.  Compliance Risk

We are subject to extensive and increasing government regulation and supervision.

As a financial services institution, we are subject to extensive federal and state regulation and supervision, which has increased in recent years due to the implementation of the Dodd-Frank Act and other financial reform initiatives. Banking regulations are primarily intended to protect depositors’ funds, the DIF, consumers, taxpayers, and the banking system as a whole, not our debtholders or shareholders. These regulations increase our costs and affect our lending practices, capital structure, investment practices, dividend policy, ability to repurchase our common shares, and growth, among other things.

We face increased regulation of our industry as a result of current and future initiatives intended to provide financial market stability and enhance the liquidity and solvency of financial institutions. We expect continued intense scrutiny from our bank supervisors in the examination process and aggressive enforcement of regulations at the federal and state levels, particularly due to KeyBank’s and KeyCorp’s status as covered institutions under the Dodd-Frank Act’s heightened prudential standards and regulations. We also face increased regulation from efforts designed to protect consumers from financial abuse. Although many parts of the Dodd-Frank Act are now in effect, other parts continue to be implemented. As a result, some uncertainty remains as to the aggregate impact upon Key of the Dodd-Frank Act.

Changes to existing statutes, regulations or regulatory policies or their interpretation or implementation, and becoming subject to additional heightened regulatory practices, requirements, or expectations, could affect us in substantial and unpredictable ways. These changes may subject us to additional costs and increase our litigation risk should we fail to appropriately comply. Such changes may also limit the types of financial services and products we may offer, affect the investments we make, and change the manner in which we operate.

Additionally, federal banking law grants substantial enforcement powers to federal banking regulators. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions against banking organizations and affiliated parties. These enforcement actions may be initiated for violations of laws and regulations, for practices determined to be unsafe or unsound, or for practices or acts that are determined to be unfair, deceptive, or abusive.

For more information, see “Supervision and Regulation” in Item 1 of this report.

Changes in accounting policies, standards, and interpretations could materially affect how we report our financial condition and results of operations.

The FASB, regulatory agencies, and other bodies that establish accounting standards periodically change the financial accounting and reporting standards governing the preparation of Key’s financial statements. Additionally, those bodies that establish and interpret the accounting standards (such as the FASB, SEC, and banking regulators) may change prior interpretations or positions on how these standards should be applied. These changes can be difficult to predict and can materially affect how Key records and reports its financial condition and results of operations. In some cases, Key could be required to retroactively apply a new or revised standard, resulting in changes to previously reported financial results.

III.  Operational Risk

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

In the event of a failure, interruption or breach of our information systems, we may be unable to avoid impact to our customers. Other U.S. financial service institutions and companies have reported breaches, some severe, in the security of their websites or other systems and several financial institutions, including Key, experienced significant distributed denial-of-service attacks, some of which involved sophisticated and targeted attacks intended to disable or degrade service, or sabotage systems. Other potential attacks have attempted to obtain unauthorized access to confidential information or destroy data, often through the introduction of computer viruses or malware, phishing, cyberattacks, and other means. To date, none of these efforts has had a material adverse effect on our business or operations. Such security attacks can originate from a wide variety of sources, including persons who are involved with organized crime or who may be linked to terrorist organizations or hostile foreign governments. Those same parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers or clients. Our security systems may not be able to protect our information systems from similar attacks due to the rapid evolution and creation of sophisticated cyberattacks. We are also subject to the risk that our employees may intercept and transmit unauthorized confidential or proprietary information. An interception, misuse or mishandling of personal, confidential or proprietary information being sent to or received from a customer or third party could result in legal liability, remediation costs, regulatory action, and reputational harm.

We rely on third parties to perform significant operational services for us.

Third parties perform significant operational services on our behalf. These third-party vendors are subject to similar risks as Key relating to cybersecurity, breakdowns or failures of their own systems or employees. One or more of our vendors may experience a cybersecurity event or operational disruption and, if any such event does occur, it may not be adequately addressed, either operationally or financially, by the third-party vendor. Certain of our vendors may have limited indemnification obligations or may not have the financial capacity to satisfy their indemnification obligations. Financial or operational difficulties of a vendor could also impair our operations if those difficulties interfere with the vendor’s ability to serve us. Additionally, some of our outsourcing arrangements are located overseas and, therefore, are subject to risks unique to the regions in which they operate. If a critical vendor is unable to meet our needs in a timely manner or if the services or products provided by such a vendor are terminated or otherwise delayed and if we are not able to develop alternative sources for these services and products quickly and cost-effectively, it could have a material adverse effect on our business. Additionally, regulatory guidance adopted by federal banking regulators in 2013 related to how banks select, engage and manage their outside vendors may affect the circumstances and conditions under which we work with third parties and the cost of managing such relationships.

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

We regularly review and update our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. We also maintain an ERM program designed to identify, measure, monitor, report and analyze our risks. Any system of controls and any system to reduce risk exposure, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Additionally, instruments, systems and strategies used to hedge or otherwise manage exposure to various types of market compliance, credit, liquidity, operational and business risks and enterprise-wide risk could be less effective than anticipated. As a result, we may not be able to effectively mitigate our risk exposures in particular market environments or against particular types of risk.

Severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact our business.

Natural disasters, including severe weather events of increasing strength and frequency, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business or upon our customers. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in lost revenue or cause us to incur additional expenses.

IV.  Capital and Liquidity Risk

Capital and liquidity requirements imposed by the Dodd-Frank Act require banks and BHCs to maintain more and higher quality capital and higher quality, lower-yielding liquid assets than has historically been the case.

New and evolving capital standards resulting from the Dodd-Frank Act and the Regulatory Capital Rules adopted by our regulators will have a significant impact on banks and BHCs, including Key. For a detailed explanation of the new capital and liquidity rules that became effective for us on a phased-in basis on January 1, 2015, see the section titled “Regulatory capital and liquidity” under the heading “Supervision and Regulation” in Item 1 of this report.

The Federal Reserve’s new capital standards will require Key to maintain more and higher quality capital and could limit our business activities (including lending) and our ability to expand organically or through acquisitions. They could also result in our taking steps to increase our capital that may be dilutive to shareholders or limit our ability to pay dividends or otherwise return capital to shareholders.

In addition, the new liquidity standards will require us to increase our holdings of higher-quality, lower-yielding liquid assets, may require us to change our mix of investment alternatives, and may impact business relationships with certain customers. They could reduce our ability to invest in longer-term assets even if more desirable from a balance sheet management perspective.

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

Federal agencies may take actions that disrupt the stability of the U.S. financial system.

Since 2008, the federal government has taken unprecedented steps to provide stability to and confidence in the financial markets. For example, the Federal Reserve maintains a variety of stimulus policy measures designed to maintain a low interest rate environment. In light of recent moderate improvements in the U.S. economy, federal agencies may no longer support such initiatives. The discontinuation of such initiatives may have a negative impact, perhaps severe, on the financial markets. These effects could include a sudden move to higher debt yields, which could have a chilling effect on borrowing. In addition, new initiatives or legislation may not be implemented, or, if implemented, may not be adequate to counter any negative effects of discontinuing programs or, in the event of an economic downturn, to support and stabilize a troubled economy.

We rely on dividends by our subsidiaries for most of our funds.

We are a legal entity separate and distinct from our subsidiaries. With the exception of cash that we may raise from debt and equity issuances, we receive substantially all of our cash flow from dividends by our subsidiaries. Dividends by our subsidiaries are the principal source of funds for the dividends we pay on our equity securities and interest and principal payments on our debt. Federal banking law and regulations limit the amount of dividends that KeyBank (KeyCorp’s largest subsidiary) can pay. For further information on the regulatory restrictions on the payment of dividends by KeyBank, see “Supervision and Regulation” in Item 1 of this report.

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

Market conditions or other events could negatively affect the level of or cost of funding, affecting our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, or fund asset growth and new business initiatives at a reasonable cost, in a timely manner and without adverse consequences.

Although we have implemented strategies to maintain sufficient and diverse sources of funding to accommodate planned as well as unanticipated changes in assets, liabilities, and off-balance sheet commitments under various economic conditions (including by reducing our reliance on wholesale funding sources), a substantial, unexpected or prolonged change in the level or cost of liquidity could have a material adverse effect on us. If the cost effectiveness or the availability of supply in these credit markets is reduced for a prolonged period of time, our funding needs may require us to access funding and manage liquidity by other means. These alternatives may include generating client deposits, securitizing or selling loans, extending the maturity of wholesale borrowings, borrowing under certain secured wholesale facilities, using relationships developed with a variety of fixed income investors, and further managing loan growth and investment opportunities. These alternative means of funding may not be available under stressed conditions.

Our credit ratings affect our liquidity position.

The rating agencies regularly evaluate the securities of KeyCorp and KeyBank, and their ratings of our long-term debt and other securities are based on a number of factors, including our financial strength, ability to generate earnings, and other factors. Some of these factors are not entirely within our control, such as conditions affecting the financial services industry and the economy and changes in rating methodologies as a result of the Dodd-Frank Act. We may not be able to maintain our current credit ratings. A downgrade of the securities of KeyCorp or KeyBank could adversely affect our access to liquidity and could significantly increase our cost of funds, trigger additional collateral or funding requirements, and decrease the number of investors and counterparties willing to lend to us, reducing our ability to generate income.

V.  Market Risk

A reversal of the U.S. economic recovery and a return to volatile or recessionary conditions in the U.S. or abroad could negatively affect our business or our access to capital markets.

A worsening of economic and market conditions, downside shocks, or a return to recessionary economic conditions could result in adverse effects on Key and others in the financial services industry. Additionally, the prolonged low-interest rate environment, despite a generally improving economy, has presented a challenge for Key and affected our business and financial performance. The low-interest rate environment may persist for some time even as the economy continues to improve, and may continue to have a negative impact on our performance.

In particular, we could face some of the following risks, and other unforeseeable risks, in connection with a downturn in the economic and market environment or in the face of downside shocks or a recession, whether in the United States or internationally:

¿

A loss of confidence in the financial services industry and the equity markets by investors, placing pressure on the price of Key’s common shares or decreasing the credit or liquidity available to Key;

¿	A decrease in consumer and business confidence levels generally, decreasing credit usage and investment or increasing delinquencies and defaults;

¿	A decrease in household or corporate incomes, reducing demand for Key’s products and services;

¿	A decrease in the value of collateral securing loans to Key’s borrowers or a decrease in the quality of Key’s loan portfolio, increasing loan charge-offs and reducing Key’s net income;

¿	A decrease in our ability to liquidate positions at market prices;

¿	The extended continuation of the current low-interest rate environment, continuing or increasing downward pressure to our net interest income;

¿	A decrease in the accuracy and viability of our quantitative models;

¿	An increase in competition and consolidation in the financial services industry;

¿	Increased concern over and scrutiny of the capital and liquidity levels of financial institutions generally, and those of our transaction counterparties specifically;

¿	A decrease in confidence in the creditworthiness of the United States or other governments whose securities we hold; and

¿	An increase in limitations on or the regulation of financial services companies like Key.

We are subject to interest rate risk, which could adversely affect net interest income.

Our earnings are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions, the competitive environment within our markets, consumer preferences for specific loan and deposit products and policies of various governmental and regulatory agencies, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rate controls being applied by the Federal Reserve, could influence the amount of interest we receive on loans and securities, the amount of interest we pay on deposits and borrowings, our ability to originate loans and obtain deposits, and the fair value of our financial assets and liabilities. If the interest we pay on deposits and other borrowings increases at a faster rate than the interest we receive on loans and other investments, net interest income, and therefore our earnings, would be adversely affected. Conversely, earnings could also be adversely affected if the interest we receive on loans and other investments falls more quickly than the interest we pay on deposits and other borrowings.

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

We have concentrations of loans and other business activities in geographic regions where our bank branches are located — Pacific; Rocky Mountains; Indiana; West Ohio/Michigan; East Ohio; Western New York; Eastern New York; and New England — and potential exposure to geographic regions outside of our branch footprint. The moderate U.S. economic recovery has been experienced unevenly in the various regions where we operate, and continued improvement in the overall U.S. economy may not result in similar improvement, or any improvement at all, in the economy of any particular geographic region. Adverse conditions in a geographic region such as inflation, unemployment, recession, natural disasters, or other factors beyond our control could impact the ability of borrowers in these regions to repay their loans, decrease the value of collateral securing loans made in these regions, or affect the ability of our customers in these regions to continue conducting business with us.

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

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. We have exposure to many different industries and counterparties in the financial services industries, and we routinely execute transactions with such counterparties, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. Defaults by one or more financial services institutions have led to, and may cause, market-wide liquidity problems and losses. Many of our transactions with other financial institutions expose us to credit risk in the event of default of a counterparty or client. In addition, our credit risk may be affected when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivatives exposure due us.

VI.  Reputation Risk

Damage to our reputation could significantly harm our businesses.

Our ability to attract and retain customers, clients, investors, and highly-skilled management and employees is affected by our reputation. Public perception of the financial services industry has declined as a result of the Great Recession. We face increased public and regulatory scrutiny resulting from the financial crisis and economic downturn. Significant harm to our reputation can also arise from other sources, including employee misconduct, actual or perceived unethical behavior, litigation or regulatory outcomes, failing to deliver minimum or required standards of service and quality, compliance failures, disclosure of confidential information, significant or numerous failures, interruptions or breaches of our information systems, and the activities of our clients, customers and counterparties, including vendors. Actions by the financial services industry generally or by certain members or individuals in the industry may have a significant adverse effect on our reputation. We could also suffer significant reputational harm if we fail to properly identify and manage potential conflicts of interest. Management of potential conflicts of interests has become increasingly complex as we expand our business activities through more numerous transactions, obligations and interests with and among our clients. The actual or perceived failure to adequately address conflicts of interest could affect the willingness of clients to deal with us, which could adversely affect our businesses.

VII.   Strategic Risk

We may not realize the expected benefits of our strategic initiatives.

Our ability to compete depends on a number of factors, including among others, our ability to develop and successfully execute our strategic plans and initiatives. Our strategic priorities include growing profitably and maintaining financial strength; effectively managing risk and reward; engaging a high-performing, talented, and diverse workforce; and embracing the changes required by our clients and the marketplace. Acquiring and expanding customer relationships, including by “cross-selling” additional or new products to them, is also very important to our business model and our ability to grow revenue and earnings. Our inability to execute on or achieve the anticipated outcomes of our strategic priorities may affect how the market perceives us and could impede our growth and profitability.

We operate in a highly competitive industry.

We face substantial competition in all areas of our operations from a variety of competitors, some of which are larger and may have more financial resources than us. Our competitors primarily include national and super-regional banks as well as smaller community banks within the various geographic regions in which we operate. We also face competition from many other types of financial institutions, including, without limitation, savings associations, credit unions, mortgage banking companies, finance companies, mutual funds, insurance companies, investment management firms, investment banking firms, broker-dealers and other local, regional, national, and global financial services firms. In addition, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks. Mergers and acquisitions have led to increased concentration in the banking industry, placing added competitive pressure on Key’s core banking products and services. We expect the competitive landscape of the financial services industry to become even more intensified as a result of legislative, regulatory, structural and technological changes.

Our ability to compete successfully depends on a number of factors, including: our ability to develop and execute strategic plans and initiatives; our ability to develop, maintain and build long-term customer relationships based on quality service and competitive prices; our ability to develop competitive products and technologies demanded by our customers, maintaining our high ethical standards and safe and sound assets; and industry and general economic trends. Increased competition in the financial services industry, and our failure to perform in any of these areas, could significantly weaken our competitive position, which could adversely affect our growth and profitability.

Maintaining or increasing our market share depends upon our ability to adapt our products and services to evolving industry standards and consumer preferences, while maintaining competitive prices.

The continuous, widespread adoption of new technologies, including internet services and mobile devices (including smartphones and tablets), requires us to evaluate our product and service offerings to ensure they remain competitive. Our success depends, in part, on our ability to adapt our products and services, as well as our distribution of them, to evolving industry standards and consumer preferences. New technologies have altered consumer behavior by allowing consumers to complete transactions such as paying bills or transferring funds directly without the assistance of banks. New products allow consumers to maintain funds in brokerage accounts or mutual funds that would have historically been held as bank deposits. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and related income generated from those deposits.

The increasing pressure from our competitors, both bank and nonbank, to keep pace and adopt new technologies and products and services requires us to incur substantial expense. We may be unsuccessful in developing or introducing new products and services, modifying our existing products and services, adapting to changing consumer preferences and spending and saving habits, achieving market acceptance or regulatory approval, sufficiently developing or maintaining a loyal customer base or offering products and services at prices lower than the prices offered by our competitors. These risks may affect our ability to achieve growth in our market share and could reduce both our revenue streams from certain products and services and our revenues from our net interest income.

We may not be able to attract and retain skilled people.

Our success depends, in large part, on our ability to attract, retain, motivate, and develop key people. Competition for the best people in most of our business activities is ongoing and can be intense, and we may not be able to retain or hire the people we want or need to serve our customers. To attract and retain qualified employees, we must compensate these employees at market levels. Typically, those levels have caused employee compensation to be our greatest expense.

Various restrictions on compensation of certain executive officers were imposed under the Dodd-Frank Act and other legislation and regulations. In addition, our incentive compensation structure is subject to review by the Federal Reserve, who may identify deficiencies in the structure, causing us to make changes that may affect our ability to offer competitive compensation to these individuals. Our ability to attract and retain talented employees may be affected by these developments, or any new executive compensation limits and regulations.

Potential acquisitions or strategic partnerships may disrupt our business and dilute shareholder value.

Acquiring other banks, bank branches, or other businesses involves various risks commonly associated with acquisitions or partnerships, including exposure to unknown or contingent liabilities of the target company; diversion of our management’s time and attention; significant integration risk with respect to employees, accounting systems, and technology platforms; our inability to realize anticipated revenue and cost benefits and synergies; increased regulatory scrutiny; and, the possible loss of key employees and customers of the target company. We regularly evaluate merger and acquisition and strategic partnership opportunities and conduct due diligence activities related to possible transactions. As a result, mergers or acquisitions involving cash, debt or equity securities may occur at any time. Acquisitions may involve the payment of a premium over book and market values. Therefore, some dilution of our tangible book value and net income per common share could occur in connection with any future transaction. Additionally, if an acquisition or strategic partnership were to occur, we may fail to realize the expected revenue increases, cost savings, increases in geographic or product presence, or other projected benefits.

VIII.  Model Risk

We rely on quantitative models to manage certain accounting, risk management and capital planning functions.

We use quantitative models to help manage certain aspects of our business and to assist with certain business decisions, including estimating probable loan losses, measuring the fair value of financial instruments when reliable market prices are unavailable, estimating the effects of changing interest rates and other market measures on our financial condition and results of operations, managing risk, and for capital planning purposes (including during the CCAR capital planning process). Our modeling methodologies rely on many assumptions, historical analyses and correlations. These assumptions may be incorrect, particularly in times of market distress, and the historical correlations on which we rely may no longer be relevant. Additionally, as businesses and markets evolve, our measurements may not accurately reflect this evolution. Even if the underlying assumptions and historical correlations used in our models are adequate, our models may be deficient due to errors in computer code, bad data, misuse of data, or the use of a model for a purpose outside the scope of the model’s design.

As a result, our models may not capture or fully express the risks we face, may suggest that we have sufficient capitalization when we do not, or may lead us to misjudge the business and economic environment in which we will operate. If our models fail to produce reliable results on an ongoing basis, we may not make appropriate risk management, capital planning, or other business or financial decisions. Furthermore, strategies that we employ to manage and govern the risks associated with our use of models may not be effective or fully reliable, and as a result, we may realize losses or other lapses.

Banking regulators continue to focus on the models used by banks and bank holding companies in their businesses. The failure or inadequacy of a model may result in increased regulatory scrutiny on us or may result in an enforcement action or proceeding against us by one of our regulators.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The headquarters of KeyCorp and KeyBank are located in Key Tower at 127 Public Square, Cleveland, Ohio 44114-1306. At December 31, 2014, Key leased approximately 686,002 square feet of the complex, encompassing the first 23 floors and the 54th through 56th floors of the 57-story Key Tower. As of the same date, KeyBank owned 450 and leased 544 branches. The lease terms for applicable branches are not individually material, with terms ranging from month-to-month to 99 years from inception.

Branches and ATMs by Region

	Pacific	Rocky Mountains	Indiana	West Ohio/ Michigan	East Ohio	Western New York	Eastern New York	New England	Total
Branches	252	130	65	100	149	83	149	66	994
ATMs	296	164	72	123	249	112	188	83	1,287

ITEM 3.  LEGAL PROCEEDINGS

The information in the Legal Proceedings section of Note 20 (“Commitments, Contingent Liabilities and Guarantees”) of the Notes to Consolidated Financial Statements is incorporated herein by reference.

On at least a quarterly basis, we assess our liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that we will incur a loss and the amount of the loss can be reasonably estimated, we record a liability in our consolidated financial statements. These legal reserves may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of the loss is not estimable, we have not accrued legal reserves, consistent with applicable accounting guidance. Based on information currently available to us, advice of counsel, and available insurance coverage, we believe that our established reserves are adequate and the liabilities arising from the legal proceedings will not have a material adverse effect on our consolidated financial condition. We note, however, that in light of the inherent uncertainty in legal proceedings there can be no assurance that the ultimate resolution will not exceed established reserves. As a result, the outcome of a particular matter or a combination of matters may be material to our results of operations for a particular period, depending upon the size of the loss or our income for that particular period.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The dividend restrictions discussion in the “Supervision and Regulation” section in Item 1. Business of this report, and the disclosures included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements contained in Item 8 of this report, are incorporated herein by reference:

Page(s)
Discussion of our common shares, shareholder information and repurchase activities in the section captioned “Capital — Common shares outstanding”	69
Presentation of annual and quarterly market price and cash dividends per common share and discussion of dividends in the section captioned “Capital — Dividends”	34, 68, 96

Discussion of dividend restrictions in the “Liquidity risk management — Liquidity for KeyCorp” section, Note 3 (“Restrictions on Cash, Dividends and Lending Activities”), and Note 22 (“Shareholders’ Equity”)

85, 130, 210
KeyCorp common share price performance (2010-2014) graph	69

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

As authorized by our Board of Directors and pursuant to our 2014 capital plan submitted to and not objected to by the Federal Reserve, we have authority to repurchase up to $542 million of our common shares in the open market or through privately negotiated transactions. Share repurchases under the 2014 capital plan began in the second quarter of 2014 and included repurchases to offset issuances of common shares under our employee compensation plans. Common share repurchases under the remaining 2014 capital plan authorization are expected to be executed through the first quarter of 2015.

We completed $128 million of common share repurchases during the fourth quarter of 2014 under our 2014 capital plan authorization.

The following table summarizes our repurchases of our common shares for the three months ended December 31, 2014.

Calendar month	Total number of shares repurchased	(a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased as part of publicly announced plans or programs	(b)
October 1 — 31	2,482,427		$12.77	2,560,755	21,516,532
November 1 — 30	6,487,088		13.39	6,486,428	14,604,429
December 1 — 31	739,781		13.27	738,500	13,477,895
Total	9,709,296		$13.22	9,785,683

(a)	Includes common shares repurchased in the open market and common shares deemed surrendered by employees in connection with our stock compensation and benefit plans to satisfy tax obligations.

(b)	Calculated using the remaining general repurchase amount divided by the closing price of KeyCorp common shares as follows: on October 31, 2014, at $13.20; on November 30, 2014, at $13.50; and on December 31, 2014, at $13.90.

ITEM 6.  SELECTED FINANCIAL DATA

The information included under the caption “Selected Financial Data” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 32 is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (the “MD&A”)

Throughout the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, we use certain acronyms and abbreviations. These terms are defined in Note 1 (“Summary of Significant Accounting Policies”), which begins on page 114.

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

Terminology

Throughout this discussion, references to “Key,” “we,” “our,” “us,” and similar terms refer to the consolidated entity consisting of KeyCorp and its subsidiaries. “KeyCorp” refers solely to the parent holding company, and “KeyBank” refers solely to KeyCorp’s subsidiary bank, KeyBank National Association. KeyBank (consolidated) refers to the consolidated entity consisting of KeyBank and its subsidiaries.

We want to explain some industry-specific terms at the outset so you can better understand the discussion that follows.

¿	We use the phrase continuing operations in this document to mean all of our businesses other than the education lending business, Victory, and Austin. The education lending business and Austin have been accounted for as discontinued operations since 2009. Victory was classified as a discontinued operation in our first quarter 2013 financial reporting as a result of the sale of this business as announced on February 21, 2013, and closed on July 31, 2013.

¿	Our exit loan portfolios are separate from our discontinued operations. These portfolios, which are in a run-off mode, stem from product lines we decided to cease because they no longer fit with our corporate strategy. These exit loan portfolios are included in Other Segments.

¿	We engage in capital markets activities primarily through business conducted by our Key Corporate Bank segment. These activities encompass a variety of products and services. Among other things, we trade securities as a dealer, enter into derivative contracts (both to accommodate clients’ financing needs and to mitigate certain risks), and conduct transactions in foreign currencies (both to accommodate clients’ needs and to benefit from fluctuations in exchange rates).

¿	For regulatory purposes, capital is divided into two classes. Federal regulations currently prescribe that at least one-half of a bank or BHC’s total risk-based capital must qualify as Tier 1 capital. Both total and Tier 1 capital serve as bases for several measures of capital adequacy, which is an important indicator of financial stability and condition. As described under the heading “Regulatory capital and liquidity — Capital planning and stress testing” in the section entitled “Supervision and Regulation” in Item 1 of this report, the regulators are required to conduct a supervisory capital assessment of all BHCs with assets of at least $50 billion, including KeyCorp. As part of this capital adequacy review, banking regulators evaluate a component of Tier 1 capital, known as Tier 1 common equity. The section entitled “Capital — Capital adequacy” in this MD&A provides more information on total capital, Tier 1 capital, and Tier 1 common equity and describes how the three measures are calculated.

Additionally, a comprehensive list of the acronyms and abbreviations used throughout this discussion is included in Note 1 (“Summary of Significant Accounting Policies”).

Figure 1. Selected Financial Data

dollars in millions, except per share amounts	2014	2013	2012	2011	2010	(a)	Compound Annual Rate of Change (2010-2014)
YEAR ENDED DECEMBER 31,
Interest income	$2,554	$2,620	$2,705	$2,889	$3,408		(5.6)%
Interest expense	261	295	441	622	897		(21.9)
Net interest income	2,293	2,325	2,264	2,267	2,511		(1.8)
Provision (credit) for loan and lease losses	59	130	229	(60)	638		(37.9)
Noninterest income	1,797	1,766	1,856	1,688	1,954		(1.7)
Noninterest expense	2,759	2,820	2,818	2,684	3,034		(1.9)
Income (loss) from continuing operations before income taxes	1,272	1,141	1,073	1,331	793		9.9
Income (loss) from continuing operations attributable to Key	939	870	835	955	577		10.2
Income (loss) from discontinued operations, net of taxes (b)	(39)	40	23	(35)	(23)		N/M
Net income (loss) attributable to Key	900	910	858	920	554		10.2
Income (loss) from continuing operations attributable to Key common shareholders	917	847	813	848	413		17.3
Income (loss) from discontinued operations, net of taxes (b)	(39)	40	23	(35)	(23)		N/M
Net income (loss) attributable to Key common shareholders	878	887	836	813	390		17.6

PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$1.05	$.93	$.87	$.91	$.47		17.4%
Income (loss) from discontinued operations, net of taxes (b)	(.04)	.04	.02	(.04)	(.03)		N/M
Net income (loss) attributable to Key common shareholders (c)	1.01	.98	.89	.87	.45		17.5
Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$1.04	$.93	$.86	$.91	$.47		17.2%
Income (loss) from discontinued operations, net of taxes — assuming dilution (b)	(.04)	.04	.02	(.04)	(.03)		N/M
Net income (loss) attributable to Key common shareholders — assuming dilution (c)	.99	.97	.89	.87	.44		17.6
Cash dividends paid	.25	.215	.18	.10	.04		44.3%
Book value at year end	11.91	11.25	10.78	10.09	9.52		4.6
Tangible book value at year end	10.65	10.11	9.67	9.11	8.45		4.7
Market price at year end	13.90	13.42	8.42	7.69	8.85		9.4
Dividend payout ratio	24.8%	21.9%	20.2%	11.49%	8.89%		N/A
Weighted-average common shares outstanding (000)	871,464	906,524	938,941	931,934	874,748		(.1)
Weighted-average common shares and potential common shares outstanding (000) (d)	878,199	912,571	943,259	935,801	878,153		—

AT DECEMBER 31.
Loans	$57,381	$54,457	$52,822	$49,575	$50,107		2.7%
Earning assets	82,269	79,467	75,055	73,729	76,211		1.5
Total assets	93,821	92,934	89,236	88,785	91,843		.4
Deposits	71,998	69,262	65,993	61,956	60,610		3.5
Long-term debt	7,875	7,650	6,847	9,520	10,592		(5.8)
Key common shareholders’ equity	10,239	10,012	9,980	9,614	8,380		4.1
Key shareholders’ equity	10,530	10,303	10,271	9,905	11,117		(1.1)

PERFORMANCE RATIOS — FROM CONTINUING OPERATIONS
Return on average total assets	1.08%	1.03%	1.03%	1.16%	.66%		N/A
Return on average common equity	9.01	8.48	8.25	9.17	5.06		N/A
Return on average tangible common equity (e)	10.04	9.45	9.16	10.20	5.73		N/A
Net interest margin (TE)	2.97	3.12	3.21	3.16	3.26		N/A
Cash efficiency ratio (e)	66.1	67.5	67.4	67.3	67.3		N/A

PERFORMANCE RATIOS — FROM CONSOLIDATED OPERATIONS
Return on average total assets	.99%	1.02%	.99%	1.04%	.59%		N/A
Return on average common equity	8.63	8.88	8.48	8.79	4.78		N/A
Return on average tangible common equity (e)	9.61	9.90	9.42	9.78	5.41		N/A
Net interest margin (TE)	2.94	3.02	3.13	3.09	3.16		N/A
Loan to deposit (f)	84.6	83.8	85.8	87.0	90.3		N/A

CAPITAL RATIOS AT DECEMBER 31,
Key shareholders’ equity to assets	11.22%	11.09%	11.51%	11.16%	12.10%		N/A
Key common shareholders’ equity to assets	10.91	10.78	11.18	10.83	9.12		N/A
Tangible common equity to tangible assets (e)	9.88	9.80	10.15	9.88	8.19		N/A
Tier 1 common equity (e)	11.17	11.22	11.36	11.26	9.34		N/A
Tier 1 risk-based capital	11.90	11.96	12.15	12.99	15.16		N/A
Total risk-based capital	13.89	14.33	15.13	16.51	19.12		N/A
Leverage	11.26	11.11	11.41	11.79	13.02		N/A

TRUST AND BROKERAGE ASSETS
Assets under management	$39,157	$36,905	$34,744	$51,732	$59,815		N/A
Nonmanaged and brokerage assets	49,147	47,418	35,550	30,639	28,069		N/A

OTHER DATA
Average full-time-equivalent employees	13,853	14,783	15,589	15,381	15,610		(2.4)%
Branches	994	1,028	1,088	1,058	1,033		(.8)

(a)	Financial data was not adjusted to reflect the treatment of Victory as a discontinued operation.

(b)	In April 2009, we decided to wind down the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers. In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. In February 2013, we decided to sell Victory to a private equity fund. As a result of these decisions, we have accounted for these businesses as discontinued operations. For further discussion regarding the income (loss) from discontinued operations, see Note 13 (“Acquisitions and Discontinued Operations”).

(c)	EPS may not foot due to rounding.

(d)	Assumes conversion of common share options and other stock awards and/or convertible preferred stock, as applicable.

(e)	See Figure 4 entitled “GAAP to Non-GAAP Reconciliations,” which presents the computations of certain financial measures related to “tangible common equity,” “Tier 1 common equity,” and “cash efficiency.” The table reconciles the GAAP performance measures to the corresponding non-GAAP measures, which provides a basis for period-to-period comparisons.

(f)	Represents period-end consolidated total loans and loans held for sale (excluding education loans in securitizations trusts for periods prior to 2014) divided by period-end consolidated total deposits (excluding deposits in foreign office).

Economic overview

The economy continued its modest recovery in 2014, with overall GDP starting slowly and accelerating as the year progressed, resulting in 2.4% growth. The year began with GDP contracting 2.1% in the first quarter, due to extreme weather halting consumer spending and investment. In the second quarter, growth of 4.6% more than reversed the first quarter’s decline. Pent-up consumer demand was the largest contributor to the growth, as the impact of extreme weather conditions in the first quarter faded. In the third quarter, growth accelerated as consumers spent money saved at the gas pump. Oil prices dropped 46% over the last half of the year, giving consumers a boost in discretionary income. The fourth quarter saw growth slow to 2.6% as consumer spending continued to be a bright spot. The stock market continued its climb in 2014, with the S&P 500 equity index increasing 11%, compared to a 30% increase in 2013. Globally, the economic recovery slowed; central banks in developed nations maintained easy money policies. In Europe, the recovery stalled and the risk of deflation rose, leading the European Central Bank to consider further action. Emerging markets struggled as well — demand decreased, exports dropped, and China grew at its slowest rate in 24 years.

For 2014, 2.95 million new jobs were added in the U.S. The unemployment rate fell further, from 6.97% at December 31, 2013, to 5.70% at December 31, 2014. While job growth was a factor, the majority of the improvement was driven by a decrease in the labor force participation rate, which declined to its lowest level in over 35 years. Wage growth deteriorated through much of the year and income growth was weak, indicative of slack in the labor market. However, consumer spending held up reasonably well, resulting in a falling savings rate. A slowing rate of inflation supported real incomes, and therefore spending, throughout the year. By December 2014, headline inflation was down to .8%, compared to 1.5% one year ago, mainly due to the decline in fuel prices. Core inflation also remained low throughout the year, ending 2014 at 1.6%, down from 1.7% in 2013.

As the economy expanded further and job growth accelerated, the housing market gained traction, with slight improvement across nearly all metrics in 2014. Slow household formation continues to be a factor, however, and sales growth remains relatively modest. Existing home sales finished 2014 at a seasonally adjusted annual rate of 5.04 million, up slightly from December 2013. New home sales ended the year on a solid note, reaching a seasonally adjusted annual rate of 481,000 in December 2014, up 8.8% from 2013. The pace of price appreciation slowed, with the median price for existing homes up 5.5% year-over-year in November 2014, compared to 9.9% in 2013. Housing starts accelerated further, up 9% over 2013, driven primarily by substantial gains in both single and multi-family construction.

The Federal Reserve remained active and accommodative in 2014, keeping the federal funds target rate near zero, expanding its balance sheet further, and making significant changes to its communications. Janet Yellen replaced Ben Bernanke as the Federal Reserve Chairman in February 2014. The Federal Reserve started tapering the pace of asset purchases by $10 billion, from $85 billion per month to $75 billion per month, in January and concluded purchasing securities in October. However, the Federal Open Market Committee (“FOMC”) decided to maintain the existing policy of reinvesting principal payments to help accommodate financial conditions. In addition, the Federal Reserve kept its forward guidance unchanged in December, explicitly stating that the federal funds rate will be kept near zero for a considerable time. Low inflation remains a concern; the FMOC acknowledged lower energy prices were a factor in holding inflation under their longer-run objective of 2.0%. The 10-year U.S. Treasury yield began the year at 3.0%, and was range-bound from 2.7% to 2.9% for the first quarter of the year, driven by disappointing weather-related economic data. Around the year’s halfway point, with rising concerns over global growth, the 10-year U.S. Treasury yield began to decrease, approaching 2.0% by the end of the year as the stock market continued to rally.

Long-term financial goals

Our long-term financial goals are as follows:

¿	Improve balance sheet efficiency by targeting a loan-to-deposit ratio range of 90% to 100%;

¿	Maintain a moderate risk profile by targeting a net loan charge-off ratio range of .40% to .60%;

¿	Grow high quality and diverse revenue streams by targeting a net interest margin in excess of 3.50%, and a ratio of noninterest income to total revenue of greater than 40%;

¿	Generate positive operating leverage and target a cash efficiency ratio of less than 60%; and

¿	Strengthen returns by executing our strategy and target a return on average assets in the range of 1.00% to 1.25%.

Figure 2 shows the evaluation of our long-term financial goals for the three and twelve months ended December 31, 2014.

Figure 2. Evaluation of Our Long-Term Financial Goals

KEY Business Model	Key Metrics (a)	4Q14	Year ended December 31, 2014	Targets
Balance sheet efficiency	Loan-to-deposit ratio (b)	85%	85%	90 - 100%
Moderate risk profile	NCOs to average loans	.22%	.20%	.40 - .60%
	Provision to average loans	.15%	.11%
High quality, diverse revenue streams	Net interest margin	2.94%	2.97%	> 3.50%
	Noninterest income to total revenue	45%	44%	> 40%
Positive operating leverage	Cash efficiency ratio (c)	64.4%	66.1%	< 60%
Execution of strategy	Return on average assets	1.12%	1.08%	1.00 - 1.25%

(a)	Calculated from continuing operations, unless otherwise noted.

(b)	Represents period-end consolidated total loans and loans held for sale divided by period-end consolidated total deposits (excluding deposits in foreign office).

(c)	Excludes intangible asset amortization; Non-GAAP measures: see Figure 4 for reconciliation.

Corporate strategy

We remain committed to enhancing long-term shareholder value by continuing to execute our relationship business model, growing our franchise, and being disciplined in our management of capital. Our 2014/2015 strategic focus is to add new clients and to expand our relationships with existing clients. We intend to pursue this strategy by continuing to control and reduce expenses; being more productive from the front office to the back office; effectively balancing risk and rewards within our moderate risk profile; and engaging, retaining and inspiring our diverse and high performing workforce. Our strategic priorities for enhancing long-term shareholder value are described below.

¿	Grow profitably — We will continue to focus on growing revenue and creating a more efficient operating environment. We expect our relationship business model to keep generating organic growth as it helps us expand engagement with existing clients and attract new customers. We will leverage our continuous improvement culture to create a more efficient cost structure that is aligned, sustainable, and consistent with the current operating environment and supports our relationship business model.

¿	Acquire and expand targeted relationships — We have taken purposeful steps to enhance our ability to acquire and expand targeted relationships. Our local delivery of a broad product set and industry expertise allows us to match client needs and market conditions to deliver the best solutions.

¿	Effectively manage risk and rewards — Our risk management activities are focused on ensuring we properly identify, measure, and manage risks across the entire company to maintain safety and soundness and maximize profitability.

¿	Maintain financial strength — With the foundation of a strong balance sheet, we will remain focused on sustaining strong reserves, liquidity and capital. We will work closely with our Board of Directors and regulators to manage capital to support our clients’ needs and create shareholder value. Our capital remains a competitive advantage for us.

¿	Engage a high performing, talented and diverse workforce — Every day our employees provide our clients with great ideas, extraordinary service and smart solutions. We will continue to engage our high performing, talented and diverse workforce to create an environment where they can make a difference, own their careers, be respected and feel a sense of pride.

Strategic developments

We initiated the following actions during 2014 to support our corporate strategy:

¿	We continued to take actions to drive growth and efficiency. These actions included leadership changes to leverage our alignment, accelerate momentum, and drive growth. We also focused on growing our commercial payments business and maximizing the return from our recent investments, which included the launch of purchase and prepaid cards in the first quarter of 2014. In addition to these new payment products, we continued to invest in, and build out, our online and mobile capabilities. During the first quarter of 2014, we expanded our online account-opening tools to include more products and services. During the second quarter of 2014, we introduced the new KeyBank Hassle-Free Account for banking customers who want straightforward ways to make deposits, track money, obtain cash, and make payments without worrying about potential overdraft fees or other unexpected fees. In addition, as part of our actions to drive efficiency, we closed 34 branches and reduced headcount in our fixed income trading business during 2014.

¿	We also made progress on other strategic initiatives, including improving sales productivity and strengthening our business mix through targeted investments and exiting businesses that are not a strategic fit. Key Community Bank strengthened its sales management process and saw a lift in sales productivity. Key Corporate Bank continued to see growth in new and expanded client relationships. In the first quarter of 2014, we announced that we would be exiting our international leasing operation, which had limited scale and connectivity to our other businesses. This decision was consistent with our commitment to allocate our capital to businesses that fit our strategy and generate appropriate risk-adjusted returns. Late in the third quarter of 2014, we closed the acquisition of Pacific Crest Securities, a leading technology-focused investment bank and capital markets firm. This acquisition underscores our commitment to creating the leading corporate and investment bank serving middle market companies. The transaction brings together two firms with a shared vision of enhancing their differentiation in the market by capitalizing on the convergence of technology across traditional industry verticals.

¿	Our strong risk management practices and a more favorable credit environment resulted in another year of positive credit quality trends. For 2014, net loan charge-offs were .20% of average loans, well below our targeted range, and nonperforming assets decreased 17.9% from the year-ago period.

¿	Capital management remained a priority. During 2014, we completed $355 million of common share repurchases under our 2014 capital plan authorization. In addition, we completed $141 million of common share repurchases in the first quarter of 2014 under our 2013 capital plan for a total of $496 million of open market common share repurchases during 2014. Common share repurchases under the 2014 capital plan are expected to be executed through the first quarter of 2015.

¿	The Board declared a quarterly dividend of $.055 per common share for the first quarter of 2014. Our 2014 capital plan proposed an 18% increase in our quarterly common share dividend to $.065 per share, which was approved by our Board in May 2014. Consistent with the 2014 capital plan, we made a dividend payment of $.065 per share on our common shares during each of the second, third, and fourth quarters of 2014, which brought our annual dividend to $.25 per common share for 2014.

¿

At December 31, 2014, our capital ratios remained strong with a Tier 1 common equity ratio of 11.17%, our loan loss reserves were adequate at 1.38% to period-end loans, and we were core funded with a loan-to-

deposit ratio of 85%. We believe our strong capital position provides us with the flexibility to support our clients and our business needs, and to evaluate other appropriate capital deployment opportunities.

Highlights of Our 2014 Performance

Financial performance

For 2014, we announced net income from continuing operations attributable to Key common shareholders of $917 million, or $1.04 per common share. These results compare to net income from continuing operations attributable to Key common shareholders of $847 million, or $.93 per common share, for 2013.

Figure 3 shows our continuing and discontinued operating results for the past three years.

Figure 3. Results of Operations

Year ended December 31,
in millions, except per share amounts	2014	2013	2012
SUMMARY OF OPERATIONS
Income (loss) from continuing operations attributable to Key	$939	$870	$835
Income (loss) from discontinued operations, net of taxes (a)	(39)	40	23

Net income (loss) attributable to Key	$900	$910	$858

Income (loss) from continuing operations attributable to Key	$939	$870	$835
Less: Dividends on Series A Preferred Stock	22	23	22

Income (loss) from continuing operations attributable to Key common shareholders	917	847	813
Income (loss) from discontinued operations, net of taxes (a)	(39)	40	23

Net income (loss) attributable to Key common shareholders	$878	$887	$836

PER COMMON SHARE — ASSUMING DILUTION
Income (loss) from continuing operations attributable to Key common shareholders	$1.04	$.93	$.86
Income (loss) from discontinued operations, net of taxes (a)	(.04)	.04	.02

Net income (loss) attributable to Key common shareholders (b)	$.99	$.97	$.89

(a)	In April 2009, we decided to wind down the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers. In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. In February 2013, we decided to sell Victory to a private equity fund. As a result of these decisions, we have accounted for these businesses as discontinued operations. For further discussion regarding the income (loss) from discontinued operations, see Note 13 (“Acquisitions and Discontinued Operations”).

(b)	EPS may not foot due to rounding.

Our 2014 full-year results reflect success in executing our strategy by generating positive operating leverage and maintaining strong risk management and disciplined capital management. We continued to invest in our businesses to accelerate growth. During the third quarter of 2014, we acquired Pacific Crest Securities, a leading technology-focused investment bank and capital markets firm. We added bankers across our franchise, expanded our payment capabilities, and enhanced technology in areas such as mobile, online, and cyber security. In addition, as part of our actions to drive efficiency, we closed 34 branches and exited nonstrategic assets that were not consistent with our relationship strategy, such as international leasing. We remain committed to generating positive operating leverage and delivering on our long-term goal of achieving a cash efficiency ratio below 60%.

Our taxable-equivalent net interest income for 2014 was $2.3 billion, and the net interest margin was 2.97%. These results compare to taxable-equivalent net interest income of $2.3 billion and a net interest margin of 3.12% for the prior year. The decreases in net interest income, which declined $31 million, and the net interest margin were attributable to lower earning asset yields. These decreases were partially offset by loan growth, the maturity of higher-rate certificates of deposit, and a more favorable mix of lower-cost deposits. In 2015, we expect net interest income and net interest margin to benefit from anticipated higher rates, with net interest income growth in the low- to mid-single-digit percentage range compared to 2014 and net interest margin to be stable to slightly higher later in 2015.

Our noninterest income was $1.8 billion, up $31 million, or 1.8%, from 2013. Investment banking and debt placement fees benefited from our business model and had a record high year, increasing $64 million from 2013. Net gains (losses) from principal investing were $26 million higher than prior year, and trust and investment services income increased $10 million. These increases were partially offset by declines of $21 million in operating lease income and other leasing, $20 million in service charges on deposits accounts, $12 million in mortgage servicing fees, and $9 million in consumer mortgage income. Other income also decreased $15 million. In 2015, we expect mid-single-digit growth compared to 2014, including the full-year impact of the recently-acquired Pacific Crest Securities.

Our noninterest expense was $2.8 billion, a decrease of $61 million, or 2.2%, from 2013. We recognized $80 million of efficiency- and pension-related charges in 2014 compared to $117 million in 2013. Personnel expense declined $18 million, driven by lower net technology contract labor, severance, and employee benefits, partially offset by higher incentive compensation and stock-based compensation. Nonpersonnel expense decreased $43 million, primarily due to declines in net occupancy costs of $14 million, provision (credit) for losses on lending-related commitments of $10 million, and equipment expense of $8 million. In 2015, we expect noninterest expense to be relatively stable with 2014.

Average loans totaled $55.7 billion for 2014, compared to $53.1 billion in 2013. Commercial, financial and agricultural loan growth of $2.7 billion from the prior year was broad-based across our commercial lines of business. Consumer loans remained relatively stable, as modest increases across our core consumer loan portfolio, primarily home equity loans and direct term loans, were mostly offset by run-off in our designated consumer exit portfolio. For 2015, we anticipate average loans growth in the mid-single-digit range, benefiting from the strength in our commercial businesses.

Average deposits, excluding deposits in foreign office, totaled $67.3 billion for 2014, an increase of $1.9 billion compared to 2013. Demand deposits and NOW and money market deposit accounts each increased $1.4 billion, mostly due to growth related to commercial client inflows as well as increases related to the commercial mortgage servicing business. These increases were partially offset by run-off in certificates of deposit. Our consolidated loan to deposit ratio was 84.6% at December 31, 2014, compared to 83.8% at December 31, 2013.

Our asset quality statistics continued to improve during 2014. The provision for loan and lease losses was $59 million for 2014 compared to $130 million for 2013. Net loan charge-offs declined to $113 million, or .20%, of average loan balances for 2014, compared to $168 million, or .32%, for 2013. In addition, our nonperforming loans declined to $418 million, or .73%, of period-end loans at December 31, 2014, compared to $508 million, or ..93%, at December 31, 2013. Our ALLL was $794 million, or 1.38%, of period-end loans, compared to $848 million, or 1.56%, at December 31, 2013, and represented 190% and 166.9% coverage of nonperforming loans at December 31, 2014, and December 31, 2013, respectively. In 2015, we expect net loan charge-offs to average loans to remain below our long-term targeted range of 40 to 60 basis points and the provision for loan and lease losses to approximate net loan charge-offs.

Our tangible common equity ratio and Tier 1 common ratio both remain strong at December 31, 2014, at 9.88% and 11.17% respectively, compared to 9.80% and 11.22%, respectively, at December 31, 2013. We have identified four primary uses of capital:

1.	Investing in our businesses, supporting our clients, and loan growth;

2.	Maintaining or increasing our common share dividend;

3.	Returning capital in the form of common share repurchases to our shareholders; and

4.	Remaining disciplined and opportunistic about how we invest in our franchise to include selective acquisitions over time.

Our capital management remains focused on creating value. During 2014, we announced an 18% increase in the common share dividend and repurchased $496 million of common shares, resulting in a peer-leading shareholder payout of approximately 82% of our 2014 net income.

The Federal Reserve is currently reviewing of our 2015 capital plan under the CCAR process. Until such time as it has completed its review and has no objection to our plan, we are not permitted to implement our capital plan for periods after the first quarter of 2015. Should we receive an objection to our plan, it would likely delay any actions on capital management until later in the calendar year. For more information about the CCAR process, see “Capital planning and stress testing” under “Supervision and Regulation” in Item 1 of this report.

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

Traditionally, the banking regulators have assessed bank and BHC capital adequacy based on both the amount and the composition of capital, the calculation of which is prescribed in federal banking regulations. The Federal Reserve focuses its assessment of capital adequacy on a component of Tier 1 capital known as Tier 1 common equity. Because the Federal Reserve has long indicated that voting common shareholders’ equity (essentially Tier 1 risk-based capital less preferred stock, qualifying capital securities and noncontrolling interests in subsidiaries) generally should be the dominant element in Tier 1 risk-based capital, this focus on Tier 1 common equity is consistent with existing capital adequacy categories. The Regulatory Capital Rules, described in more detail under the section “Supervision and Regulation” in Item 1 of this report, also make Tier 1 common equity a priority. The Regulatory Capital Rules change the regulatory capital standards that apply to BHCs by, among other changes, phasing out the treatment of trust preferred securities and cumulative preferred securities as Tier 1 eligible capital. By 2016, our trust preferred securities will only be included in Tier 2 capital.

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

Figure 4. GAAP to Non-GAAP Reconciliations

Year ended December 31,

dollars in millions		2014		2013		2012		2011		2010	(a)

Tangible common equity to tangible assets at period end
Key shareholders’ equity (GAAP)		$10,530		$10,303		$10,271		$9,905		$11,117
Less:	Intangible assets (b)	1,090		1,014		1,027		934		938
	Series B Preferred Stock	—		—		—		—		2,446
	Series A Preferred Stock (c)	282		282		291		291		291

	Tangible common equity (non-GAAP)	$9,158		$9,007		$8,953		$8,680		$7,442

Total assets (GAAP)		$93,821		$92,934		$89,236		$88,785		$91,843
Less:	Intangible assets (b)	1,090		1,014		1,027		934		938

	Tangible assets (non-GAAP)	$92,731		$91,920		$88,209		$87,851		$90,905

Tangible common equity to tangible assets ratio (non-GAAP)		9.88	%	9.80	%	10.15	%	9.88	%	8.19	%

Tier 1 common equity at period end
Key shareholders’ equity (GAAP)		$10,530		$10,303		$10,271		$9,905		$11,117
Qualifying capital securities		339		339		339		1,046		1,791
Less:	Goodwill	1,057		979		979		917		917
	Accumulated other comprehensive income (loss) (d)	(395)		(394)		(172)		(72)		(66)
	Other assets (e)	83		89		114		72		248

	Total Tier 1 capital (regulatory)	10,124		9,968		9,689		10,034		11,809
Less:	Qualifying capital securities	339		339		339		1,046		1,791
	Series B Preferred Stock	—		—		—		—		2,446
	Series A Preferred Stock (c)	282		282		291		291		291

	Total Tier 1 common equity (non-GAAP)	$9,503		$9,347		$9,059		$8,697		$7,281

Net risk-weighted assets (regulatory)		$85,100		$83,328		$79,734		$77,214		$77,921

Tier 1 common equity ratio (non-GAAP)		11.17	%	11.22	%	11.36	%	11.26	%	9.34	%

Pre-provision net revenue
Net interest income (GAAP)		$2,293		$2,325		$2,264		$2,267		$2,511
Plus:	Taxable-equivalent adjustment	24		23		24		25		26
	Noninterest income (GAAP)	1,797		1,766		1,856		1,688		1,954
Less:	Noninterest expense (GAAP)	2,759		2,820		2,818		2,684		3,034

Pre-provision net revenue from continuing operations (non-GAAP)		$1,355		$1,294		$1,326		$1,296		$1,457

Average tangible common equity
Average Key shareholders’ equity (GAAP)		$10,467		$10,276		$10,144		$10,133		$10,895
Less:	Intangible assets (average) (f)	1,039		1,021		978		935		959
	Series B Preferred Stock (average)	—		—		—		590		2,438
	Series A Preferred Stock (average)	291		291		291		291		291

	Average tangible common equity (non-GAAP)	$9,137		$8,964		$8,875		$8,317		$7,207

Return on average tangible common equity from continuing operations
Net income (loss) from continuing operations attributable to Key common shareholders (GAAP)		$917		$847		$813		$848		$413
Average tangible common equity (non-GAAP)		9,137		8,964		8,875		8,317		7,207
Return on average tangible common equity from continuing operations (non-GAAP)		10.04	%	9.45	%	9.16	%	10.20	%	5.73	%

Return on average tangible common equity consolidated
Net income (loss) attributable to Key common shareholders (GAAP)		$878		$887		$836		$813		$390
Average tangible common equity (non-GAAP)		9,137		8,964		8,875		8,317		7,207
Return on average tangible common equity consolidated (non-GAAP)		9.61	%	9.90	%	9.42	%	9.78	%	5.41	%

Cash efficiency ratio
Noninterest expense (GAAP)		$2,759		$2,820		$2,818		$2,684		$3,034
Less:	Intangible asset amortization (GAAP)	39		44		23		4		14

	Adjusted noninterest expense (non-GAAP)	$2,720		$2,776		$2,795		$2,680		$3,020

Net interest income (GAAP)		$2,293		$2,325		$2,264		$2,267		$2,511
Plus:	Taxable-equivalent adjustment	24		23		24		25		26
	Noninterest income (GAAP)	1,797		1,766		1,856		1,688		1,954

	Total taxable-equivalent revenue (non-GAAP)	$4,114		$4,114		$4,144		$3,980		$4,491

Cash efficiency ratio (non-GAAP)		66.1	%	67.5	%	67.4	%	67.3	%	67.3	%

(a)	Financial data was not adjusted to reflect the treatment of Victory as a discontinued operation.

(b)	For the years ended December 31, 2014, December 31, 2013, and December 31, 2012, intangible assets exclude $68 million, $92 million, and $123 million, respectively, of period-end purchased credit card receivables.

(c)	Net of capital surplus for the years ended December 31, 2014, and December 31, 2013.

(d)	Includes net unrealized gains or losses on securities available for sale (except for net unrealized losses on marketable equity securities), net gains or losses on cash flow hedges, and amounts resulting from the application of the applicable accounting guidance for defined benefit and other postretirement plans.

(e)	Other assets deducted from Tier 1 capital and net risk-weighted assets consist of disallowed intangible assets (excluding goodwill) and deductible portions of nonfinancial equity investments. There were no disallowed deferred tax assets at December 31, 2014, December 31, 2013, December 31, 2012, and December 31, 2011. There were disallowed deferred tax assets of $158 million at December 31, 2010.

(f)	For the years ended December 31, 2014, December 31, 2013, and December 31, 2012, average intangible assets exclude $79 million, $107 million, and $55 million, respectively, of average purchased credit card receivables.

Figure 4. GAAP to Non-GAAP Reconciliations, continued

Year ended December 31,

dollars in millions	2014

Common Equity Tier 1 under the Regulatory Capital Rules (estimates)

Tier 1 common equity under current regulatory rules	$9,503
Adjustments from current regulatory rules to the Regulatory Capital Rules:
Deferred tax assets and other (g)	(89)

Common Equity Tier 1 anticipated under the Regulatory Capital Rules (h)	$9,414

Net risk-weighted assets under current regulatory rules	$85,100
Adjustments from current regulatory rules to the Regulatory Capital Rules:
Loan commitments less than one year	1,139
Past due loans	129
Mortgage servicing assets (i)	484
Deferred tax assets (i)	267
Other	1,059

Total risk-weighted assets anticipated under the Regulatory Capital Rules (h)	$88,178

Common Equity Tier 1 ratio under the Regulatory Capital Rules	10.68	%

(g)	Includes the deferred tax assets subject to future taxable income for realization, primarily tax credit carryforwards, as well as the deductible portion of purchased credit card receivables.

(h)	The anticipated amount of regulatory capital and risk-weighted assets is based upon the federal banking agencies’ Regulatory Capital Rules (as fully phased-in on January 1, 2019); Key is subject to the Regulatory Capital Rules under the “standardized approach.”

(i)	Item is included in the 10%/15% exceptions bucket calculation and is risk-weighted at 250%.

Results of Operations

Net interest income

One of our principal sources of revenue is net interest income. Net interest income is the difference between interest income received on earning assets (such as loans and securities) and loan-related fee income, and interest expense paid on deposits and borrowings. There are several factors that affect net interest income, including:

¿	the volume, pricing, mix, and maturity of earning assets and interest-bearing liabilities;

¿	the volume and value of net free funds, such as noninterest-bearing deposits and equity capital;

¿	the use of derivative instruments to manage interest rate risk;

¿	interest rate fluctuations and competitive conditions within the marketplace; and

¿	asset quality.

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

Figure 5 shows the various components of our balance sheet that affect interest income and expense, and their respective yields or rates over the past five years. This figure also presents a reconciliation of taxable-equivalent net interest income to net interest income reported in accordance with GAAP for each of those years. The net interest margin, which is an indicator of the profitability of the earning assets portfolio less cost of funding, is calculated by dividing taxable-equivalent net interest income by average earning assets.

Taxable-equivalent net interest income for 2014 was $2.317 billion, and the net interest margin was 2.97%. These results compare to taxable-equivalent net interest income of $2.348 billion and a net interest margin of 3.12% for the prior year. The decreases in net interest income, which declined $31 million, and the net interest margin were attributable to lower earning asset yields. These decreases were partially offset by loan growth, the maturity of higher-rate certificates of deposit, and a more favorable mix of lower-cost deposits and wholesale borrowings.

Taxable-equivalent net interest income for 2013 increased $60 million compared to 2012 due to an increase in average loans, a more favorable funding mix, and higher loan fees, partially offset by lower earning asset yields. The net interest margin declined nine basis points primarily resulting from lower earning asset yields, which were partially offset by a more favorable funding mix.

Average earning assets totaled $78.1 billion for 2014, compared to $75.4 billion in 2013. Commercial, financial and agricultural loan growth of $2.7 billion from the prior year was broad-based across our commercial lines of business. Consumer loans remained relatively stable, as modest increases across our core consumer loan portfolio, primarily home equity loans and direct term loans, were mostly offset by run-off in our designated consumer exit portfolio.

Average deposits, excluding deposits in foreign office, totaled $67.3 billion for 2014, an increase of $1.9 billion compared to 2013. Demand deposits and NOW and money market deposit accounts each increased $1.4 billion, mostly due to growth related to commercial client inflows as well as increases related to the commercial mortgage servicing business. These increases were partially offset by run-off in certificates of deposit.

Figure 5. Consolidated Average Balance Sheets, Net Interest Income and Yields/Rates from Continuing Operations

	2014							2013
Year ended December 31, dollars in millions	Average Balance			Interest	(a)	Yield/ Rate	(a)	Average Balance			Interest	(a)	Yield/ Rate (a)
ASSETS
Loans: (b), (c)
Commercial, financial and agricultural	$26,375	(d	)	$866		3.28	%	$23,723	(d	)	$855		3.60%
Real estate — commercial mortgage	7,999			303		3.79		7,591			312		4.11
Real estate — construction	1,061			43		4.07		1,058			45		4.25
Commercial lease financing	4,239			156		3.67		4,683			172		3.67

Total commercial loans	39,674			1,368		3.45		37,055			1,384		3.73
Real estate — residential mortgage	2,201			96		4.37		2,185			98		4.49
Home equity:
Key Community Bank	10,340			405		3.91		10,086			397		3.93
Other	299			23		7.80		377			29		7.70

Total home equity loans	10,639			428		4.02		10,463			426		4.07
Consumer other — Key Community Bank	1,501			104		6.92		1,404			103		7.33
Credit cards	712			78		10.95		701			83		11.86
Consumer other:
Marine	894			56		6.22		1,172			74		6.26
Other	58			4		7.70		74			6		8.32

Total consumer other	952			60		6.31		1,246			80		6.38

Total consumer loans	16,005			766		4.79		15,999			790		4.94

Total loans	55,679			2,134		3.83		53,054			2,174		4.10
Loans held for sale	570			21		3.76		532			20		3.72
Securities available for sale (b), (e)	12,210			277		2.27		12,689			311		2.49
Held-to-maturity securities (b)	4,949			93		1.88		4,387			82		1.87
Trading account assets	932			25		2.70		756			21		2.78
Short-term investments	2,886			6		.21		2,948			6		.20
Other investments (e)	865			22		2.53		1,028			29		2.84

Total earning assets	78,091			2,578		3.30		75,394			2,643		3.51
Allowance for loan and lease losses	(818)							(879)
Accrued income and other assets	9,806							9,662
Discontinued assets	3,828							5,036

Total assets	$90,907							$89,213

LIABILITIES
NOW and money market deposit accounts	$34,283			48		.14		$32,846			53		.16
Savings deposits	2,446			1		.02		2,505			1		.04
Certificates of deposit ($100,000 or more) (f)	2,616			35		1.35		2,829			50		1.76
Other time deposits	3,495			32		.91		4,084			53		1.30
Deposits in foreign office	615			1		.23		567			1		.23

Total interest-bearing deposits	43,455			117		.27		42,831			158		.37
Federal funds purchased and securities sold under repurchase agreements	1,182			2		.16		1,802			2		.13
Bank notes and other short-term borrowings	597			9		1.49		394			8		1.89
Long-term debt (f), (g)	5,161			133		2.68		4,184			127		3.28

Total interest-bearing liabilities	50,395			261		.52		49,211			295		.60
Noninterest-bearing deposits	24,410							23,046
Accrued expense and other liabilities	1,791							1,656
Discontinued liabilities (g)	3,828							4,995

Total liabilities	80,424							78,908
EQUITY
Key shareholders’ equity	10,467							10,276
Noncontrolling interests	16							29

Total equity	10,483							10,305

Total liabilities and equity	$90,907							$89,213

Interest rate spread (TE)						2.78	%						2.91%

Net interest income (TE) and net interest margin (TE)				2,317		2.97	%				2,348		3.12%

TE adjustment (b)				24							23

Net interest income, GAAP basis				$2,293							$2,325

(a)	Results are from continuing operations. Interest excludes the interest associated with the liabilities referred to in (g) below, calculated using a matched funds transfer pricing methodology.

(b)	Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(c)	For purposes of these computations, nonaccrual loans are included in average loan balances.

(d)	Commercial, financial and agricultural average balances include $93 million, $95 million, and $36 million of assets from commercial credit cards for the years ended December 31, 2014, December 31, 2013, and December 31, 2012, respectively.

Figure 5. Consolidated Average Balance Sheets, Net Interest Income and Yields/Rates from Continuing Operations (Continued)

2012							2011					2010						Compound Annual Rate of Change (2010-2014)
Average Balance			Interest	(a)	Yield/ Rate	(a)	Average Balance	Interest	(a)	Yield/ Rate	(a)	Average Balance	(h)	Interest	(a), (h)	Yield/ Rate	(a), (h)	Average Balance		Interest

$21,141	(d	)	$810		3.83	%	$17,507	$705		4.03	%	$17,500		$813		4.64	%	8.6	%	1.3	%
7,656			339		4.43		8,437	380		4.50		10,027		491		4.90		(4.4)		(9.2)
1,171			56		4.74		1,677	73		4.36		3,495		149		4.26		(21.2)		(22.0)
5,142			187		3.64		5,846	293		5.01		6,754		352		5.21		(8.9)		(15.0)

35,110			1,392		3.96		33,467	1,451		4.34		37,776		1,805		4.78		1.0		(5.4)
2,049			100		4.86		1,850	97		5.25		1,828		102		5.57		3.8		(1.2)

9,520			384		4.03		9,390	387		4.12		9,773		411		4.20		1.1		(.3)
473			37		7.81		598	46		7.66		751		57		7.59		(16.8)		(16.6)

9,993			421		4.21		9,988	433		4.34		10,524		468		4.45		.2		(1.8)
1,269			121		9.53		1,167	113		9.62		1,158		132		11.44		5.3		(4.7)
288			40		13.99		—	—		—		—		—		—		N/M		N/M

1,551			97		6.26		1,992	125		6.28		2,497		155		6.23		(18.6)		(18.4)
102			8		8.14		142	11		7.87		188		15		7.87		(21.0)		(23.2)

1,653			105		6.38		2,134	136		6.38		2,685		170		6.34		(18.7)		(18.8)

15,252			787		5.16		15,139	779		5.14		16,195		872		5.39		(.2)		(2.6)

50,362			2,179		4.33		48,606	2,230		4.59		53,971		2,677		4.96		.6		(4.4)
579			20		3.45		387	14		3.58		453		17		3.62		4.7		4.3
13,422			399		3.08		18,766	584		3.20		18,800		646		3.50		(8.3)		(15.6)
3,511			69		1.97		514	12		2.35		20		2		10.56		N/M		115.5
718			18		2.48		878	26		2.97		1,068		37		3.47		(2.7)		(7.5)
2,116			6		.27		2,543	6		.25		2,684		6		.24		1.5		—
1,141			38		3.27		1,264	42		3.14		1,442		49		3.08		(9.7)		(14.8)

71,849			2,729		3.82		72,958	2,914		4.02		78,438		3,434		4.39		(.1)		(5.6)
(919)							(1,250)					(2,207)						(18.0)
9,912							10,341					11,243						(2.7)
5,573							6,247					6,677						(10.5)

$86,415							$88,296					$94,151						(.7)%

$29,673			56		.19		$27,001	71		.26		$25,712		91		.35		5.9	%	(12.0)
2,218			1		.05		1,958	1		.06		1,867		1		.06		5.6		—
3,574			94		2.64		4,931	149		3.02		8,486		275		3.24		(21.0)		(33.8)
5,386			104		1.92		7,185	166		2.31		10,545		301		2.86		(19.8)		(36.1)
767			2		.23		807	3		.30		926		3		.34		(7.9)		(19.7)

41,618			257		.62		41,882	390		.93		47,536		671		1.41		(1.8)		(29.5)
1,814			4		.19		1,981	5		.27		2,044		6		.31		(10.4)		(19.7)
413			7		1.69		619	11		1.84		545		14		2.63		1.8		(8.5)
4,673			173		4.10		7,293	216		3.18		7,211		206		3.09		(6.5)		(8.4)

48,518			441		.92		51,775	622		1.21		57,336		897		1.58		(2.5)		(21.9)
20,217							17,381					15,856						9.0
1,958							2,658					3,131						(10.6)
5,555							6,232					6,677						(10.5)

76,248							78,046					83,000						(.6)

10,144							10,133					10,895						(.8)
23							117					256						(42.6)

10,167							10,250					11,151						(1.2)

$86,415							$88,296					$94,151						(.7)%

					2.90	%				2.81	%					2.81	%

			2,288		3.21	%		2,292		3.16	%			2,537		3.26	%			(1.8)

			24					25						26						(1.6)

			$2,264					$2,267						$2,511						(1.8)%

(e)	Yield is calculated on the basis of amortized cost.

(f)	Rate calculation excludes basis adjustments related to fair value hedges.

(g)	A portion of long-term debt and the related interest expense is allocated to discontinued liabilities as a result of applying our matched funds transfer pricing methodology to discontinued operations.

(h)	Financial data was not adjusted to reflect the treatment of Victory as a discontinued operation.

Figure 6 shows how the changes in yields or rates and average balances from the prior year affected net interest income. The section entitled “Financial Condition” contains additional discussion about changes in earning assets and funding sources.

Figure 6. Components of Net Interest Income Changes from Continuing Operations

	2014 vs. 2013				2013 vs. 2012
in millions	Average Volume	Yield/ Rate	Net Change	(a)	Average Volume	Yield/ Rate	Net Change	(a)
INTEREST INCOME
Loans	$105	$(145)	$(40)		$113	$(118)	$(5)
Loans held for sale	1	—	1		(2)	2	—
Securities available for sale	(11)	(23)	(34)		(21)	(67)	(88)
Held-to-maturity securities	11	—	11		17	(4)	13
Trading account assets	5	(1)	4		1	2	3
Short-term investments	—	—	—		2	(2)	—
Other investments	(4)	(3)	(7)		(4)	(5)	(9)

Total interest income (TE)	107	(172)	(65)		106	(192)	(86)

INTEREST EXPENSE
NOW and money market deposit accounts	2	(7)	(5)		6	(9)	(3)
Certificates of deposit ($100,000 or more)	(4)	(11)	(15)		(17)	(27)	(44)
Other time deposits	(7)	(14)	(21)		(22)	(29)	(51)
Deposits in foreign office	—	—	—		—	(1)	(1)

Total interest-bearing deposits	(9)	(32)	(41)		(33)	(66)	(99)
Federal funds purchased and securities sold under repurchase agreements	(1)	1	—		—	(2)	(2)
Bank notes and other short-term borrowings	3	(2)	1		—	1	1
Long-term debt	27	(21)	6		(17)	(29)	(46)

Total interest expense	20	(54)	(34)		(50)	(96)	(146)

Net interest income (TE)	$87	$(118)	$(31)		$156	$(96)	$60

(a)	The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.

Noninterest income

As shown in Figure 7, noninterest income for 2014 was $1.8 billion, up $31 million, or 1.8%, from 2013. Investment banking and debt placement fees benefited from our business model and had a record high year, increasing $64 million from 2013. Net gains (losses) from principal investing were $26 million higher than prior year, and trust and investment services income increased $10 million, primarily due to the third quarter 2014 acquisition of Pacific Crest Securities. These increases were partially offset by declines of $21 million in operating lease income and other leasing, $20 million in service charges on deposits accounts, $12 million in mortgage servicing fees, and $9 million in consumer mortgage income. Other income also decreased $15 million.

In 2013, noninterest income decreased $90 million, or 4.8%, compared to 2012. Operating lease income and other leasing gains decreased $84 million, primarily due to fewer early terminations in the leveraged lease portfolio. Consumer mortgage income declined $21 million, and net gains (losses) from principal investing decreased $20 million. Other income also declined $46 million, primarily due to gains on the redemption of trust preferred securities in the prior year. These decreases were partially offset by increases of $34 million in mortgage servicing fees, $27 million in cards and payments income, and $18 million in trust and investment services income.

Figure 7. Noninterest Income

Year ended December 31,				Change 2014 vs. 2013
dollars in millions	2014	2013	2012	Amount	Percent

Trust and investment services income	$403	$393	$375	$10	2.5	%
Investment banking and debt placement fees	397	333	327	64	19.2
Service charges on deposit accounts	261	281	287	(20)	(7.1)
Operating lease income and other leasing gains	96	117	201	(21)	(17.9)
Corporate services income	178	172	168	6	3.5
Cards and payments income	166	162	135	4	2.5
Corporate-owned life insurance income	118	120	122	(2)	(1.7)
Consumer mortgage income	10	19	40	(9)	(47.4)
Mortgage servicing fees	46	58	24	(12)	(20.7)
Net gains (losses) from principal investing	78	52	72	26	50.0
Other income (a)	44	59	105	(15)	(25.4)
Total noninterest income	$1,797	$1,766	$1,856	$31	1.8	%

(a)	Included in this line item is our “Dealer trading and derivatives income (loss).” Additional detail is provided in Figure 8.

Figure 8. Dealer Trading and Derivatives Income (Loss)

Year ended December 31,				Change 2014 vs. 2013
dollars in millions	2014	2013	2012	Amount	Percent
Dealer trading and derivatives income (loss), proprietary (a), (b)	$(18)	$(14)	$(2)	$ (4)	N/M
Dealer trading and derivatives income (loss), nonproprietary (b)	7	27	6	(20)	(74.1)%
Total dealer trading and derivatives income (loss)	$(11)	$13	$4	$ (24)	N/M

(a)	For the year ended December 31, 2014, income of $4 million related to foreign exchange, interest rate, and commodity derivative trading was offset by losses related to equity securities trading, fixed income, and credit portfolio management activities. For the year ended December 31, 2013, income of $3 million related to foreign exchange and interest rate derivative trading was offset by losses related to fixed income, equity securities trading, commodity derivative trading, and credit portfolio management activities. For the year ended December 31, 2012, equity securities trading and credit portfolio management securities trading constitute the majority of this amount. These losses were partially offset by income of $6 million related to fixed income, foreign exchange, interest rate, and commodity derivative trading activities.

(b)	The allocation between proprietary and nonproprietary is made based upon whether the trade is conducted for the benefit of Key or Key’s clients rather than based upon rulemaking under the Volcker Rule. The prohibitions and restrictions on proprietary trading activities contemplated by the Volcker Rule were detailed in a final rule approved by federal banking regulators in December 2013, which became effective April 1, 2014. For more information, see the discussion under the heading “Other regulatory developments under the Dodd-Frank Act — ‘Volcker Rule’” in the section entitled “Supervision and Regulation” in Item 1 of this report.

The following discussion explains the composition of certain elements of our noninterest income and the factors that caused those elements to change.

Trust and investment services income

Trust and investment services income is one of our largest sources of noninterest income and consists of brokerage commissions, trust and asset management commissions, and insurance income. The assets under management that primarily generate these revenues are shown in Figure 9. For 2014, trust and investment services income increased $10 million, or 2.5%, from the prior year primarily due to the third quarter 2014 acquisition of Pacific Crest Securities. For 2013, trust and investment services income increased $18 million, or 4.8%, from the prior year.

A significant portion of our trust and investment services income depends on the value and mix of assets under management. At December 31, 2014, our bank, trust, and registered investment advisory subsidiaries had assets under management of $39.2 billion, compared to $36.9 billion at December 31, 2013 and $34.7 billion at December 31, 2012. As shown in Figure 9, increases across all portfolios were primarily attributable to market appreciation.

Figure 9. Assets Under Management

December 31,				Change 2014 vs. 2013
dollars in millions	2014	2013	2012	Amount	Percent
Assets under management by investment type:
Equity	$21,393	$20,971	$18,013	$422	2.0	%
Securities lending	4,835	3,422	3,147	1,413	41.3
Fixed income	10,023	9,767	10,872	256	2.6
Money market	2,906	2,745	2,712	161	5.9

Total	$39,157	$36,905	$34,744	$2,252	6.1	%

Investment banking and debt placement fees

Investment banking and debt placement fees consist of syndication fees, debt and equity financing fees, financial advisor fees, gains on sales of commercial mortgages, and agency origination fees. For 2014, investment banking and debt placement fees increased $64 million, or 19.2%, from the prior year. For 2013, investment banking and debt placement fees increased $6 million, or 1.8%. These increases reflect the benefits of our business model — focusing on targeted industries — including the addition of the technology sector with the 2014 acquisition of Pacific Crest Securities.

Service charges on deposit accounts

Service charges on deposit accounts declined $20 million, or 7.1%, in 2014 compared to the prior year, and $6 million, or 2.1%, in 2013 compared to the prior year due to lower maintenance fees and overdraft charges.

Operating lease income and other leasing gains

Operating lease income and other leasing gains decreased $21 million, or 17.9%, during 2014 compared to the prior year, and $84 million, or 41.8%, in 2013 compared to 2012 due to lower gains on the early terminations of leveraged leases. Product run-off also contributed to the declines between years. Accordingly, as shown in Figure 10, operating lease expense related to the rental of leased equipment also declined between years.

Corporate services income

Corporate services income increased $6 million, or 3.5%, in 2014 compared to 2013, driven by higher non-yield loan fees, and $4 million, or 2.4%, in 2013 compared to 2012 primarily due to an increase in letter of credit fees.

Cards and payments income

Cards and payments income, which consists of debit card, consumer and commercial credit card, and merchant services income, increased $4 million, or 2.5%, in 2014 compared to 2013. Credit card fees were higher due to growth in both rate and volume while increased merchant fees were driven by volume. Cards and payments income increased $27 million, or 20%, in 2013 compared to 2012 primarily due to the third quarter 2012 credit card portfolio acquisition.

Consumer mortgage income

Consumer mortgage income declined $9 million, or 47.4%, in 2014 compared to 2013, and $21 million, or 52.5%, in 2013 compared to 2012 primarily due to lower mortgage originations caused by increasing mortgage interest rates.

Mortgage servicing fees

Mortgage servicing fees decreased $12 million, or 20.7%, in 2014 compared to 2013 due to lower special servicing fees. Mortgage servicing fees increased $34 million, or 141.7%, in 2013 compared to 2012 due to higher levels of core servicing and special servicing fees as a result of the 2013 acquisition of a commercial mortgage servicing portfolio.

Other income

Other income, which consists primarily of gain on sale of certain loans, other service charges, and certain dealer trading income, decreased $15 million, or 25.4%, in 2014 compared to 2013, and $46 million, or 43.8%, in 2013 compared to 2012 due to declines in various miscellaneous income categories.

Noninterest expense

As shown in Figure 10, noninterest expense for 2014 was $2.8 billion, a decrease of $61 million, or 2.2%, from 2013. We recognized $80 million of efficiency- and pension-related charges in 2014 compared to $117 million in 2013. We also recognized $22 million of noninterest expense related to Pacific Crest Securities, which we acquired in the third quarter of 2014. As shown in Figure 11, personnel expense declined $18 million, driven by lower net technology contract labor, severance, and employee benefits, partially offset by higher incentive compensation and stock-based compensation. Nonpersonnel expense decreased $43 million, primarily due to declines in net occupancy costs of $14 million, provision (credit) for losses on lending-related commitments of $10 million, and equipment expense of $8 million.

Noninterest expense for 2013 was $2.8 billion, up $2 million, or .1%, from 2012. In 2013, expenses attributable to the 2012 acquisitions of the credit card portfolios and Western New York branches increased $40 million, and we recognized $117 million of expenses related to our efficiency initiative and a pension settlement charge. As shown in Figure 11, personnel expense increased by $39 million in 2013, driven by higher levels of incentive compensation, employee benefits, and severance expense, partially offset by a decline in stock-based compensation. Nonpersonnel expense decreased $37 million, primarily due to declines in several expense categories: $39 million in business services and professional fees, $17 million in marketing, $11 million in other expense, and $10 million in operating lease expense. These declines in nonpersonnel expense were partially offset by increases of $24 million in provision (credit) for losses on lending-related commitments, $21 in intangible asset amortization, and $15 million in net occupancy costs.

Figure 10. Noninterest Expense

Year ended December 31, dollars in millions				Change 2014 vs. 2013
	2014	2013	2012	Amount	Percent
Personnel	$1,591	$1,609	$1,570	$(18)	(1.1	) %
Net occupancy	261	275	260	(14)	(5.1)
Computer processing	158	156	164	2	1.3
Business services and professional fees	156	151	190	5	3.3
Equipment	96	104	107	(8)	(7.7)
Operating lease expense	42	47	57	(5)	(10.6)
Marketing	49	51	68	(2)	(3.9)
FDIC assessment	30	30	31	—	—
Intangible asset amortization	39	44	23	(5)	(11.4)
Provision (credit) for losses on lending-related commitments	(2)	8	(16)	(10)	N/M
OREO expense, net	5	7	15	(2)	(28.6)
Other expense	334	338	349	(4)	(1.2)
Total noninterest expense	$2,759	$2,820	$2,818	$(61)	(2.2	) %

Average full-time equivalent employees (a)	13,853	14,783	15,589	(930)	(6.3	) %

(a)	The number of average full-time-equivalent employees was not adjusted for discontinued operations.

The following discussion explains the composition of certain elements of our noninterest expense and the factors that caused those elements to change.

Personnel

As shown in Figure 11, personnel expense, the largest category of our noninterest expense, decreased by $18 million, or 1.1%, in 2014 compared to 2013. Declines in net technology contract labor of $17 million, severance of $14 million, and employee benefits of $12 million all contributed to the decrease in personnel expense. These declines were partially offset by increases in incentive compensation of $19 million and stock-based compensation of $9 million related to the performance of our business and the third quarter 2014 acquisition of Pacific Crest Securities.

Personnel expense increased by $39 million, or 2.5%, from 2012 to 2013. Incentive compensation increased $28 million. Severance expense and employee benefits increased $15 million and $12 million, respectively, as a result of staff reductions related to our efficiency initiative. Employee benefits included a $27 million pension settlement charge. These increases in personnel expense were partially offset by a decrease of $14 million in stock-based compensation.

Figure 11. Personnel Expense

Year ended December 31, dollars in millions				Change 2014 vs. 2013
	2014	2013	2012	Amount	Percent
Salaries	$894	$897	$902	$(3)	(.3)%
Technology contract labor, net	55	72	69	(17)	(23.6)
Incentive compensation	337	318	290	19	6.0
Employee benefits	237	249	237	(12)	(4.8)
Stock-based compensation (a)	44	35	49	9	25.7
Severance	24	38	23	(14)	(36.8)
Total personnel expense	$1,591	$1,609	$1,570	$(18)	(1.1)%

(a)	Excludes directors’ stock-based compensation of $2 million in 2014, $3 million in 2013, and $4 million in 2012, reported as “other expense” in Figure 10.

Operating lease expense

Operating lease expense decreased $5 million, or 10.6%, in 2014 compared to 2013, and $10 million, or 17.5%, in 2013 compared to 2012 primarily due to product run-off. Income related to the rental of leased equipment is presented in Figure 7 as “operating lease income and other leasing gains.”

Intangible asset amortization

Intangible asset amortization decreased $5 million, or 11.4%, in 2014 compared to 2013 due to the accelerated basis of amortization for the core deposit and PCCR intangibles. Intangible asset amortization increased $21 million, or 91.3%, in 2013 compared to 2012 due to the 2012 acquisitions of the credit card portfolio and Western New York branches. Additional information regarding our intangible assets can be found in Note 10 (“Goodwill and Other Intangible Assets”).

Other expense

Other expense comprises various miscellaneous expense items such as travel and entertainment, technology service providers, and franchise and business taxes. Other expense declined $4 million, or 1.2%, in 2014 compared to 2013, and $11 million, or 3.2%, in 2013 compared to 2012 due to fluctuations in several of those line items.

Income taxes

We recorded a tax provision from continuing operations of $326 million for 2014, compared to a tax provision of $271 million for 2013, and $231 million for 2012. The effective tax rate, which is the provision for income taxes as a percentage of income from continuing operations before income taxes, was 25.6% for 2014, compared to 23.7% for 2013, and 21.4% for 2012.

Our federal tax (benefit) expense differs from the amount that would be calculated using the federal statutory tax rate, primarily because we generate income from investments in tax-advantaged assets, such as corporate-owned life insurance, earn credits associated with investments in low-income housing projects, and make periodic adjustments to our tax reserves. In 2014, our effective tax rate was positively impacted by a settlement with the IRS on tax refund claims for prior years, partially offset by the write-off of a foreign deferred tax asset due to the sale of certain foreign leasing assets. In addition, in 2014, 2013 and 2012, our effective tax rate was lower due to the early termination of certain leveraged leases that resulted in nontaxable gains pursuant to a prior settlement with the IRS.

We recorded a valuation allowance of $.3 million at December 31, 2014, compared to $1 million at December 31, 2013, and $3 million at December  31, 2012, against the gross deferred tax assets for certain state net operating loss and state credit carryforwards.

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

Year ended December 31,				Change 2014 vs. 2013
dollars in millions	2014	2013	2012	Amount	Percent
REVENUE FROM CONTINUING OPERATIONS (TE)
Key Community Bank	$2,217	$2,316	$2,308	$(99)	(4.3)%
Key Corporate Bank	1,630	1,536	1,499	94	6.1
Other Segments	271	263	353	8	3.0
Total Segments	4,118	4,115	4,160	3	.1%
Reconciling Items	(4)	(1)	(16)	(3)	N/M
Total	$4,114	$4,114	$4,144	—	—

INCOME (LOSS) FROM CONTINUING OPERATIONS ATTRIBUTABLE TO KEY
Key Community Bank	$234	$205	$162	$29	14.1%
Key Corporate Bank	497	475	425	22	4.6
Other Segments	226	220	204	6	2.7
Total Segments	957	900	791	57	6.3
Reconciling Items	(18)	(30)	44	12	N/M
Total	$939	$870	$835	$69	7.9%

Key Community Bank summary of operations

As shown in Figure 13, Key Community Bank recorded net income attributable to Key of $234 million for 2014, compared to $205 million for 2013, and $162 million for 2012. The increase in 2014 was primarily due to a reduced provision for loan and lease losses and lower noninterest expense.

Taxable-equivalent net interest income declined $84 million, or 5.5%, from 2013. Average loans and leases grew $794 million while average deposits increased $521 million compared to 2013. The positive contribution to net interest income from loan and deposit growth was more than offset by a reduction in the value of deposits in 2014 compared to one year ago.

Noninterest income decreased $15 million, or 1.9%, from 2013. Service charges on deposit accounts declined $19 million from 2013 primarily due to reduced overdraft fees resulting from changes in posting order. Consumer mortgage income decreased $9 million from 2013 due to lower refinancing activity, and operating leasing income and other leasing gains declined $4 million. These decreases in noninterest income were partially offset by an $8 million increase in cards and payments income and a $9 million increase in other miscellaneous income.

The provision for loan and lease losses declined $81 million, or 52.3%, from 2013. Net loan charge-offs decreased $31 million from 2013 as a result of continued progress in the economic environment and further improvement in the credit quality of the portfolio.

Noninterest expense declined $65 million, or 3.5%, from 2013. Personnel expense decreased $26 million, primarily due to declines in salaries, incentive compensation, and employee benefits. Nonpersonnel expense declined $39 million, primarily due to decreases in outside loan servicing fees, computer processing, intangible asset amortization, and other support costs.

In 2013, Key Community Bank’s net income attributable to Key increased $43 million from the prior year. Taxable-equivalent net interest income declined $5 million from 2012. The positive contribution to net interest income from loan and deposit growth was offset by a reduction in the value of deposits in 2013 driven by the prolonged low rate environment. Noninterest income increased $13 million from 2012. Trust and investment services income increased due to higher assets under management resulting from market appreciation and increased production. Cards and payments income increased due to the full-year impact of the credit card portfolio acquisition in 2012. These increases in noninterest income were partially offset by a decline in consumer mortgage income primarily due to lower originations. The provision for loan and lease losses increased $5 million. Noninterest expense declined $65 million from 2012 due to Key’s efficiency initiative. Personnel expense decreased primarily due to declines in salaries and employee benefits. Nonpersonnel expense declined primarily due to decreases in business services and professional fees, computer processing, and other support costs.

Figure 13. Key Community Bank

Year ended December 31,				Change 2014 vs. 2013

dollars in millions	2014	2013	2012	Amount	Percent
SUMMARY OF OPERATIONS
Net interest income (TE)	$1,448	$1,532	$1,537	$(84)	(5.5)%
Noninterest income	769	784	771	(15)	(1.9)
Total revenue (TE)	2,217	2,316	2,308	(99)	(4.3)
Provision (credit) for loan and lease losses	74	155	150	(81)	(52.3)
Noninterest expense	1,770	1,835	1,900	(65)	(3.5)
Income (loss) before income taxes (TE)	373	326	258	47	14.4
Allocated income taxes (benefit) and TE adjustments	139	121	96	18	14.9
Net income (loss) attributable to Key	$234	$205	$162	$29	14.1	%

AVERAGE BALANCES
Loans and leases	$30,105	$29,311	$27,202	$794	2.7	%
Total assets	32,231	31,634	29,622	597	1.9
Deposits	50,325	49,804	48,708	521	1.0

Assets under management at year end	$39,157	$36,815	$34,537	$2,342	6.4	%

ADDITIONAL KEY COMMUNITY BANK DATA

Year ended December 31,				Change 2014 vs. 2013

dollars in millions	2014	2013	2012	Amount	Percent
NONINTEREST INCOME
Trust and investment services income	$291	$291	$280	—	—
Services charges on deposit accounts	218	237	239	$(19)	(8.0)%
Cards and payments income	152	144	118	8	5.6
Other noninterest income	108	112	134	(4)	(3.6)
Total noninterest income	$769	$784	$771	$(15)	(1.9)%

AVERAGE DEPOSITS OUTSTANDING
NOW and money market deposit accounts	$27,526	$26,620	$24,404	$906	3.4	%
Savings deposits	2,436	2,495	2,208	(59)	(2.4)
Certificates of deposits ($100,000 or more)	2,048	2,331	3,064	(283)	(12.1)
Other time deposits	3,488	4,078	5,370	(590)	(14.5)
Deposits in foreign office	314	279	291	35	12.5
Noninterest-bearing deposits	14,513	14,001	13,371	512	3.7
Total deposits	$50,325	$49,804	$48,708	$521	1.0	%

HOME EQUITY LOANS
Average balance	$10,340	$10,086	$9,520
Weighted-average loan-to-value ratio (at date of origination)	71%	71%	70%
Percent first lien positions	60	58	55
OTHER DATA
Branches	994	1,028	1,088
Automated teller machines	1,287	1,335	1,611

Key Corporate Bank summary of operations

As shown in Figure 14, Key Corporate Bank recorded net income attributable to Key of $497 million for 2014, compared to $475 million for 2013 and $425 million for 2012. The 2014 increase was driven by an increase in net interest income and noninterest income, partially offset by an increase in noninterest expense.

Taxable-equivalent net interest income increased $45 million, or 5.7%, in 2014 compared to 2013. The growth was primarily driven by a $28 million increase in the earning asset spread, as the increase in earning asset balances more than offset the decrease in the spread rate year-over-year. In addition, there were increases in other components of net interest income.

Noninterest income increased $49 million, or 6.5%, from 2013. Investment banking and debt placement fees increased $63 million driven by the strength of Key’s business model. Corporate services income increased $11 million due to growth in non-yield loan fees associated with increases in loans. Trust and investment services income increased $8 million due to the recently-acquired Pacific Crest Securities. These increases were partially offset by a $17 million decrease in other noninterest income mostly due to lower gains realized on the disposition of certain investments held by the Real Estate Capital line of business, and a $12 million decline in mortgage servicing fees due to lower special servicing fees.

The provision for loan and lease losses was a credit of $2 million in 2014, compared to a credit of $3 million in 2013. The 2014 credit was driven by continued improvement in credit quality within the portfolio, as the quality of new business volume exceeded that of the legacy portfolio. Net loan charge-offs decreased from $3 million in 2013 to a $19 million recovery in 2014.

Noninterest expense increased $49 million, or 6.1%, from 2013. This increase was primarily driven by a $38 million increase in personnel expense due to higher incentive compensation expense related to the performance of the Key Corporate Bank and the impact of the recently-acquired Pacific Crest Securities. In addition, there were increases in various other expense categories.

In 2013, Key Corporate Bank’s net income attributable to Key increased $50 million from the prior year. Taxable-equivalent net interest income increased $4 million in 2013 compared to 2012, as increases in earning asset spread from higher earning asset balances offset a decrease in deposit spread from a decline in rates. Noninterest income increased $33 million as increases in mortgage servicing fees, gains realized on the disposition of certain investments held by the Real Estate Capital line of business, and investment banking and debt placement fees more than offset decreases in operating lease income and other leasing gains. The provision for loan and lease losses decreased $33 million due to improved credit quality with the portfolio. Noninterest expense increased $6 million driven by higher provision (credit) for losses on lending-related commitments and personnel expense. These expense increases were partially offset by decreases in operating lease expense and net OREO expense.

Figure 14. Key Corporate Bank

Year ended December 31,				Change 2014 vs. 2013

dollars in millions	2014	2013	2012	Amount	Percent
SUMMARY OF OPERATIONS
Net interest income (TE)	$830	$785	$781	$45	5.7	%
Noninterest income	800	751	718	49	6.5
Total revenue (TE)	1,630	1,536	1,499	94	6.1
Provision (credit) for loan and lease losses	(2)	(3)	30	1	N/M
Noninterest expense	848	799	793	49	6.1
Income (loss) before income taxes (TE)	784	740	676	44	5.9
Allocated income taxes and TE adjustments	285	265	248	20	7.5
Net income (loss)	499	475	428	24	5.1
Less: Net income (loss) attributable to noncontrolling interests	2	—	3	2	N/M
Net income (loss) attributable to Key	$497	$475	$425	$22	4.6	%

AVERAGE BALANCES
Loans and leases	$22,452	$19,822	$18,328	$2,630	13.3	%
Loans held for sale	549	492	500	57	11.6
Total assets	26,312	23,628	22,252	2,684	11.4
Deposits	16,793	15,696	12,572	1,097	7.0	%

Assets under management at year end	—	$90	$207	$(90)	N/M

ADDITIONAL KEY CORPORATE BANK DATA

Year ended December 31,				Change 2014 vs. 2013
dollars in millions	2014	2013	2012	Amount	Percent
NONINTEREST INCOME
Trust and investment services income	$112	$104	$99	$8	7.7	%
Investment banking and debt placement fees	392	329	320	63	19.1
Operating lease income and other leasing gains	63	62	74	1	1.6
Corporate services income	131	120	117	11	9.2
Service charges on deposit accounts	43	44	48	(1)	(2.3)
Cards and payments income	14	18	20	(4)	(22.2)
Payments and services income	188	182	185	6	3.3
Mortgage servicing fees	46	58	25	(12)	(20.7)
Other noninterest income	(1)	16	15	(17)	N/M
Total noninterest income	$800	$751	$718	$49	6.5	%

Other Segments

Other Segments consist of Corporate Treasury, Community Development, our Principal Investing unit, and various exit portfolios. Other Segments generated net income attributable to Key of $226 million for 2014, compared to $220 million for 2013 and $204 million for 2012. Taxable-equivalent net interest income and noninterest income both increased $4 million compared to 2013. Noninterest expense declined $17 million from the prior year. These improvements were partially offset by an increase in the provision for loan and lease losses of $10 million.

In 2013, Other Segments’ net income attributable to Key increased $16 million from the prior year. Taxable-equivalent net interest income increased $68 million. The provision for loan and lease losses declined $74 million and noninterest expense decreased $34 million. These improvements were partially offset by a decrease in noninterest income of $158 million.

Financial Condition

Loans and loans held for sale

Figure 15 shows the composition of our loan portfolio at December 31 for each of the past five years.

Figure 15. Composition of Loans

	2014			2013			2012
December 31, dollars in millions	Amount	Percent of Total		Amount	Percent of Total		Amount	Percent of Total
COMMERCIAL
Commercial, financial and agricultural (a), (b)	$27,982	48.8	%	$24,963	45.8	%	$23,242	44.0	%
Commercial real estate: (c)
Commercial mortgage	8,047	14.0		7,720	14.2		7,720	14.6
Construction	1,100	1.9		1,093	2.0		1,003	1.9
Total commercial real estate loans	9,147	15.9		8,813	16.2		8,723	16.5
Commercial lease financing (d)	4,252	7.4		4,551	8.4		4,915	9.3
Total commercial loans	41,381	72.1		38,327	70.4		36,880	69.8

CONSUMER
Real estate — residential mortgage	2,225	3.9		2,187	4.0		2,174	4.1
Home equity:
Key Community Bank	10,366	18.1		10,340	19.0		9,816	18.6
Other	267	.5		334	.6		423	.8
Total home equity loans	10,633	18.6		10,674	19.6		10,239	19.4
Consumer other — Key Community Bank	1,560	2.7		1,449	2.7		1,349	2.5
Credit cards	754	1.3		722	1.3		729	1.4
Consumer other:
Marine	779	1.3		1,028	1.9		1,358	2.6
Other	49	.1		70	.1		93	.2
Total consumer other	828	1.4		1,098	2.0		1,451	2.8
Total consumer loans	16,000	27.9		16,130	29.6		15,942	30.2
Total loans (e), (f)	$57,381	100.0	%	$54,457	100.0	%	$52,822	100.0	%

	2011			2010
	Amount	Percent of Total		Amount	Percent of Total
COMMERCIAL
Commercial, financial and agricultural	$19,759	39.9	%	$16,441	32.8	%
Commercial real estate:
Commercial mortgage	8,037	16.2		9,502	19.0
Construction	1,312	2.6		2,106	4.2
Total commercial real estate loans	9,349	18.8		11,608	23.2
Commercial lease financing	5,674	11.4		6,471	12.9
Total commercial loans	34,782	70.1		34,520	68.9

CONSUMER
Real estate — residential mortgage	1,946	3.9		1,844	3.7
Home equity:
Key Community Bank	9,229	18.6		9,514	19.0
Other	535	1.1		666	1.3
Total home equity loans	9,764	19.7		10,180	20.3
Consumer other — Key Community Bank	1,192	2.4		1,167	2.3
Credit cards	—	—		—	—
Consumer other:
Marine	1,766	3.6		2,234	4.5
Other	125	.3		162	.3
Total consumer other	1,891	3.9		2,396	4.8
Total consumer loans	14,793	29.9		15,587	31.1
Total loans (e)	$49,575	100.0	%	$50,107	100.0	%

(a)	Loan balances include $88 million, $94 million, and $90 million of commercial credit card balances at December 31, 2014, December 31, 2013, and December 31, 2012, respectively.

(b)	See Figure 16 for a more detailed breakdown of our commercial, financial and agricultural loan portfolio at December 31, 2014, and December 31, 2013.

(c)	See Figure 17 for a more detailed breakdown of our commercial real estate loan portfolio at December 31, 2014.

(d)	Commercial lease financing includes receivables of $302 million and $58 million held as collateral for a secured borrowing at December 31, 2014, and December 31, 2013, respectively. Principal reductions are based on the cash payments received from these related receivables. We expect to record additional commercial lease financing receivables held as collateral for a secured borrowing through the first quarter of 2015. Additional information pertaining to this secured borrowing is included in Note 18 (“Long-Term Debt”).

(e)	Total loans exclude loans of $2.3 billion at December 31, 2014, $4.5 billion at December 31, 2013, $5.2 billion at December 31, 2012, $5.8 billion at December 31, 2011, and $6.5 billion at December 31, 2010, related to the discontinued operations of the education lending business.

(f)	At December 31, 2014, total loans include purchased loans of $138 million, of which $13 million were PCI loans. At December 31, 2013, total loans include purchased loans of $166 million, of which $16 million were PCI loans. At December 31, 2012, total loans include purchased loans of $217 million, of which $23 million were PCI loans.

At December 31, 2014, total loans outstanding from continuing operations were $57.4 billion, compared to $54.5 billion at the end of 2013, and $52.8 billion at the end of 2012. Loans related to the discontinued operations of the education lending business and excluded from total loans were $2.3 billion at December 31, 2014, $4.5 billion at December 31, 2013, and $5.2 billion at December 31, 2012. Further information regarding our discontinued operations is provided in Note 13 (“Acquisitions and Discontinued Operations”). For more information on balance sheet carrying value, see Note 1 (“Summary of Significant Accounting Policies”) under the headings “Loans” and “Loans Held for Sale.”

Commercial loan portfolio

Commercial loans outstanding were $41.4 billion at December 31, 2014, an increase of $3.1 billion, or 8%, compared to December 31, 2013.

Commercial, financial and agricultural.    As shown in Figure 15, our commercial, financial and agricultural loans, also referred to as “commercial and industrial,” represent 49% and 46% of our total loan portfolio at December 31, 2014, and 2013, respectively, and are the largest component of our total loans. The loans consist of fixed and variable rate loans to our large, middle market and small business clients. These loans increased $3 billion, or 12.1%, from one year ago.

Figure 16 provides our commercial, financial, and agricultural loans by industry classification as of December 31, 2014, and 2013.

Figure 16. Commercial, Financial and Agricultural Loans

	December 31, 2014			December 31, 2013
dollars in millions	Amount	Percent of Total		Amount	Percent of Total
Industry classification:
Services	$6,053	21.6	%	$6,036	24.2	%
Manufacturing	4,621	16.5		4,238	17.0
Public utilities	1,938	6.9		1,838	7.4
Financial services	2,844	10.2		2,155	8.6
Wholesale trade	2,294	8.2		1,838	7.4
Retail trade	1,089	3.9		993	4.0
Mining	946	3.4		634	2.5
Dealer floor plan	1,439	5.2		1,345	5.4
Property management	834	3.0		877	3.5
Transportation	1,407	5.0		953	3.8
Building contractors	683	2.4		526	2.1
Agriculture/forestry/fishing	675	2.4		542	2.2
Insurance	257	.9		169	.7
Public administration	501	1.8		432	1.7
Communications	196	.7		204	.8
Other	2,205	7.9		2,183	8.7
Total	$27,982	100.0	%	$24,963	100.0	%

Commercial, financial and agricultural loans increased $3 billion, or 12.1%, from the same period last year, with Key Corporate Bank increasing $2.7 billion and Key Community Bank up $553 million. We have experienced growth in new high credit quality loan commitments and utilization with clients in our middle market segment and Institutional and Capital Markets business. Our two largest industry classifications — services and manufacturing — increased by .3% and 9%, respectively, when compared to one year ago. The services and manufacturing industries represented 22% and 17%, respectively, of the total commercial, financial and agricultural loan portfolio at December 31, 2014, and 24% and 17%, respectively, at December 31, 2013. At the end of each period provided in Figure 16 above, loans in the services and manufacturing industry classifications accounted for approximately 40% of our total commercial, financial and agricultural loan portfolio.

Services, manufacturing, and public utilities are focus areas where we maintain dedicated industry verticals that are staffed by relationship managers who possess deep industry experience and knowledge. Our loans in the services classification grew by $17 million, or .3%, compared to last year. Loans in the manufacturing classification grew by $383 million, or 9% compared to the same period one year ago. Increases in lending to large corporate, middle market, and business banking clients accounted for the majority of the growth in this classification.

Our loans in the financial services and transportation classifications increased 32% and 48%, respectively, compared to the prior year. The increase in financial services loans was primarily attributable to higher issuances of revolving facilities to finance companies and additional REIT balances. The increase in transportation loans was primarily attributable to loan growth for rail cars and shipping containers.

Our oil and gas loan portfolio focuses on lending to middle market companies and represents 2% of total loans outstanding at December 31, 2014. We have over 10 years of experience in energy lending with over 20 specialists dedicated to oil and gas. Credit quality on these loans remains solid.

Commercial real estate loans.    CRE loans represent 16% of our total loan portfolio at December 31, 2014, and December 31, 2013. These CRE loans, including both owner- and nonowner-occupied properties, represented 22% of our commercial loan portfolio at December 31, 2014, compared to 23% one year ago. These loans have increased $334 million, or 3.8%, to $9.1 billion at December 31, 2014, from $8.8 billion at December 31, 2013. Our CRE lending business is conducted through two primary sources: our 12-state banking franchise, and KeyBank Real Estate Capital, a national line of business that cultivates relationships with owners of CRE located both within and beyond the branch system. This line of business deals primarily with nonowner-occupied properties (generally properties for which at least 50% of the debt service is provided by rental income from nonaffiliated third parties) and accounted for approximately 61% of our average year-to-date CRE loans, compared to 56% one year ago. KeyBank Real Estate Capital generally focuses on larger owners and operators of CRE.

Figure 17 includes commercial mortgage and construction loans in both Key Community Bank and Key Corporate Bank. As shown in Figure 17, this loan portfolio is diversified by both property type and geographic location of the underlying collateral.

As presented in Figure 17, at December 31, 2014, our CRE portfolio included mortgage loans of $8 billion and construction loans of $1.1 billion, representing 14% and 2%, respectively, of our total loans. Nonowner-occupied loans represented 11% of our total loans and owner-occupied loans represented 5% of our total loans. The average size of mortgage loans originated during 2014 was $4.9 million, and our largest mortgage loan at December 31, 2014, had a balance of $105 million. At December 31, 2014, our average construction loan commitment was $5.9 million. Our largest construction loan commitment was $49.8 million, and our largest construction loan amount outstanding was $42.2 million.

Also shown in Figure 17, at December 31, 2014, 70% of our CRE loans were for nonowner-occupied properties, compared to 67% at December 31, 2013. Approximately 15% and 16% of these loans were construction loans at December 31, 2014, and 2013, respectively. Typically, these properties are not fully leased at the origination of the loan. The borrower relies upon additional leasing through the life of the construction loan to provide the cash flow necessary to support debt service payments. A significant decline in economic growth, and in turn, in rental rates and occupancy, would adversely affect our portfolio of construction loans.

Figure 17. Commercial Real Estate Loans

December 31, 2014 dollars in millions	Geographic Region								Percent of Total			Commercial Mortgage
	West	Southwest	Central	Midwest	Southeast	Northeast	National	Total			Construction
Nonowner-occupied:
Retail properties	$167	$133	$95	$119	$183	$59	$129	$885	9.7	%	$107	$778
Multifamily properties	489	143	425	531	762	126	181	2,657	29.0		551	2,106
Health facilities	198	—	192	149	115	259	171	1,084	11.9		99	985
Office buildings	230	14	145	97	48	98	—	632	6.9		86	546
Warehouses	170	10	27	105	81	84	102	579	6.3		29	550
Manufacturing facilities	19	—	11	6	56	1	—	93	1.0		16	77
Hotels/Motels	37	—	7	17	17	6	—	84	.9		—	84
Residential properties	1	—	24	2	4	13	—	44	.5		12	32
Land and development	8	—	8	6	12	11	—	45	.5		35	10
Other	61	—	15	14	67	78	102	337	3.7		14	323
Total nonowner-occupied	1,380	300	949	1,046	1,345	735	685	6,440	70.4		949	5,491
Owner-occupied	1,138	7	312	622	48	580	—	2,707	29.6		151	2,556
Total	$2,518	$307	$1,261	$1,668	$1,393	$1,315	$685	$9,147	100.0	%	$1,100	$8,047

Nonowner-occupied:
Nonperforming loans	$1	—	—	$8	—	$12	—	$21	N/M		$10	$11
Accruing loans past due 90 days or more	—	—	—	—	—	3	—	3	N/M		—	3
Accruing loans past due 30 through 89 days	1	—	$4	2	—	2	—	9	N/M		—	9

West –	Alaska, California, Hawaii, Idaho, Montana, Oregon, Washington, and Wyoming
Southwest –	Arizona, Nevada, and New Mexico
Central –	Arkansas, Colorado, Oklahoma, Texas, and Utah
Midwest –	Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, and Wisconsin
Southeast –	Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, Washington, D.C., and West Virginia
Northeast –	Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, and Vermont
National –	Accounts in three or more regions

During 2014, nonperforming loans related to our nonowner-occupied properties decreased by $2 million from $23 million at December 31, 2013, to $21 million at December 31, 2014, as a result of continued improvement in asset quality and market conditions. This category of loans declined by $104 million during 2013.

Since December 31, 2013, our nonowner-occupied CRE portfolio has increased by approximately $567 million, or 9.7%, as many of our clients have taken advantage of opportunities to permanently refinance their loans at historically low interest rates.

If the economic recovery stalls, it may weaken the CRE market fundamentals (i.e., vacancy rates, the stability of rental income and asset values), leading to reduced cash flow to support debt service payments. Reduced client cash flow would adversely affect our ability to collect such payments. Accordingly, the value of CRE loan portfolio could be adversely affected.

Commercial lease financing.    We conduct commercial lease financing arrangements through our KEF line of business and have both the scale and array of products to compete in the equipment lease financing business. Commercial lease financing receivables represented 10% of commercial loans at December 31, 2014, and 12% at December 31, 2013.

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

If loan terms are extended at less than normal market rates for similar lending arrangements, our Asset Recovery Group is consulted to help determine if any concession granted would result in designation as a TDR. Transfer to our Asset Recovery Group is considered for any commercial loan determined to be a TDR. During 2014, there were $22 million of new restructured commercial loans compared to $69 million of new restructured commercial loans in 2013.

For more information on concession types for our commercial accruing and nonaccruing TDRs, see Note 5 (“Asset Quality”).

Figure 18. Commercial TDRs by Note Type and Accrual Status

December 31,
in millions	2014	2013
Commercial TDRs by Note Type
Tranche A	$40	$107
Total Commercial TDRs	$40	$107

Commercial TDRs by Accrual Status
Nonaccruing	$36	$52
Accruing	4	55
Total Commercial TDRs	$40	$107

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

As of December 31, 2014, we had $3.4 million of mortgage and construction loans that had a loan-to-value ratio greater than 1.0, and were accounted for as performing loans. These loans were not considered impaired due to one or more of the following factors: (i) underlying cash flow adequate to service the debt at a market rate of return with adequate amortization; (ii) a satisfactory borrower payment history; and (iii) acceptable guarantor support.

Consumer loan portfolio

Consumer loans outstanding decreased by $130 million, or .8%, from one year ago. The home equity portfolio is the largest segment of our consumer loan portfolio. Approximately 97% of this portfolio at December 31, 2014, originated from Key Community Bank within our 12-state footprint. The remainder of the portfolio, which has been in an exit mode since the fourth quarter of 2007, was originated from the Consumer Finance line of business and is now included in Other Segments. Home equity loans in Key Community Bank increased by $26 million, or .3%, over the past 12 months as a result of stabilized home values, improved employment, and favorable borrowing conditions.

As shown in Figure 13, we hold the first lien position for approximately 60% of the Key Community Bank home equity portfolio at December 31, 2014, and 58% at December 31, 2013. For consumer loans with real estate collateral, we track borrower performance monthly. Regardless of the lien position, credit metrics are refreshed quarterly, including recent Fair Isaac Corporation scores as well as original and updated loan-to-value ratio. This information is used in establishing the ALLL. Our methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses.”

Regulatory guidance issued in January 2012 addressed specific risks and required actions within home equity portfolios associated with second lien loans. This regulatory guidance related to the classification of second lien home equity loans was implemented prospectively, and therefore prior periods were not adjusted. At December 31, 2014, 40% of our home equity portfolio is secured by second lien mortgages. On at least a quarterly basis, we continue to monitor the risk characteristics of these loans when determining whether our loss estimation methods are appropriate.

Figure 19 summarizes our home equity loan portfolio by source at the end of each of the last five years, as well as certain asset quality statistics and yields on the portfolio as a whole.

Figure 19. Home Equity Loans

December 31,
dollars in millions	2014	2013	2012		2011	2010
SOURCES OF YEAR END LOANS
Key Community Bank	$10,366	$10,340	$9,816		$9,229	$9,514
Other	267	334	423		535	666
Total	$10,633	$10,674	$10,239		$9,764	$10,180

Nonperforming loans at year end	$195	$220	$231	(a), (b)	$120	$120
Net loan charge-offs for the year	32	66	118		130	175
Yield for the year	4.02%	4.07%	4.21%		4.34%	4.45%

(a)	Includes $48 million of performing home equity second liens that are subordinate to first liens and 120 days or more past due or in foreclosure, or for which the first mortgage delinquency timeframe is unknown. Such second liens are now being reported as nonperforming loans based upon regulatory guidance issued in January 2012.

(b)	Includes $72 million of performing secured loans that were discharged through Chapter 7 bankruptcy and not formally re-affirmed as addressed in regulatory guidance that was updated in the third quarter of 2012. Such loans have been designated as nonperforming and TDRs.

Loans held for sale

As shown in Note 4 (“Loans and Loans Held for Sale”), our loans held for sale were $734 million at December 31, 2014, compared to $611 million at December 31, 2013. During 2014, we recorded net gains (losses) from loan sales of $97 million. There were no loans held for sale related to the discontinued operations of the education lending business at December 31, 2014, and 2013.

At December 31, 2014, loans held for sale included $638 million of commercial mortgages, which increased by $331 million from December 31, 2013, $63 million of commercial, financial and agricultural loans, which decreased by $215 million from December 31, 2013, $18 million of residential mortgage loans, which increased by $1 million from December 31, 2013, and $15 million of commercial lease financing, which increased $6 million from December 31, 2013. Valuations are conducted using internal models that rely on market data from sales or nonbinding bids on similar assets, including credit spreads, treasury rates, interest rate curves and risk profiles, as well as our own assumptions about the exit market for the loans and details about individual loans within the respective portfolios. We review our assumptions quarterly. For additional information related to the valuation of loans held for sale, see Note 6 (“Fair Value Measurements”).

Loan sales

As shown in Figure 20, during 2014, we sold $4.4 billion of CRE loans, $407 million of residential real estate loans, and $376 million of commercial loans. Most of these sales came from the held-for-sale portfolio.

Among the factors that we consider in determining which loans to sell are:

¿	our business strategy for particular lending areas;

¿	whether particular lending businesses meet established performance standards or fit with our relationship banking strategy;

¿	our A/LM needs;

¿	the cost of alternative funding sources;

¿	the level of credit risk;

¿	capital requirements; and

¿	market conditions and pricing.

Figure 20 summarizes our loan sales for 2014 and 2013.

Figure 20. Loans Sold (Including Loans Held for Sale)

in millions	Commercial	Commercial Real Estate	Commercial Lease Financing	Residential Real Estate	Total
2014
Fourth quarter	$29	$2,333	$80	$103	$2,545
Third quarter	179	913	48	127	1,267
Second quarter	152	679	45	104	980
First quarter	16	489	39	73	617
Total	$376	$4,414	$212	$407	$5,409

2013
Fourth quarter	$39	$1,504	$141	$102	$1,786
Third quarter	17	923	129	184	1,253
Second quarter	181	815	90	226	1,312
First quarter	38	880	69	328	1,315
Total	$275	$4,122	$429	$840	$5,666	(a)

(a)	Excludes education loans of $147 million sold during 2013 that relate to the discontinued operations of the education lending business.

Figure 21 shows loans that are either administered or serviced by us but not recorded on the balance sheet. The table includes loans that have been sold.

Figure 21. Loans Administered or Serviced

December 31, in millions	2014	2013	2012	2011	2010
Commercial real estate loans	$191,407	$177,731	$107,630	$99,608	$117,071
Education loans (a)	1,589	—	—	—	—
Commercial lease financing	722	717	520	521	706
Commercial loans	344	327	343	306	269
Total	$194,062	$178,775	$108,493	$100,435	$118,046

(a)	During the third quarter of 2014, we sold the residual interests in all of our outstanding education loan securitization trusts to a third party. At September 30, 2014, we deconsolidated the securitization trusts and removed the trust assets from our balance sheet. We retained the servicing for the loans associated with these securitization trusts. See Note 13 (“Acquisitions and Discontinued Operations”) for more information about this transaction.

In the event of default by a borrower, we are subject to recourse with respect to approximately $1.4 billion of the $194 billion of loans administered or serviced at December 31, 2014. Additional information about this recourse arrangement is included in Note 20 (“Commitments, Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with FNMA.”

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

Maturities and sensitivity of certain loans to changes in interest rates

Figure 22 shows the remaining maturities of certain commercial and real estate loans, and the sensitivity of those loans to changes in interest rates. At December  31, 2014, approximately 27.2% of these outstanding loans were scheduled to mature within one year.

Figure 22. Remaining Maturities and Sensitivity of Certain Loans to Changes in Interest Rates

December 31, 2014 in millions	Within One Year	One - Five Years	Over Five Years	Total
Commercial, financial and agricultural	$8,145	$15,807	$4,030	$27,982
Real estate — construction	321	688	91	1,100
Real estate — residential and commercial mortgage	2,247	4,332	3,693	10,272
	$10,713	$20,827	$7,814	$39,354

Loans with floating or adjustable interest rates (a)		$17,855	$3,899	$21,754
Loans with predetermined interest rates (b)		2,972	3,915	6,887

		$20,827	$7,814	$28,641

(a)	Floating and adjustable rates vary in relation to other interest rates (such as the base lending rate) or a variable index that may change during the term of the loan.

(b)	Predetermined interest rates either are fixed or may change during the term of the loan according to a specific formula or schedule.

Securities

Our securities portfolio totaled $18.4 billion at December 31, 2014, compared to $17.1 billion at December 31, 2013. Available-for-sale securities were $13.4 billion at December 31, 2014, compared to $12.3 billion at December 31, 2013. Held-to-maturity securities were $5 billion at December 31, 2014, compared to $4.8 billion at December 31, 2013.

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

Figure 23. Mortgage-Backed Securities by Issuer

December 31, in millions	2014	2013	2012
FHLMC	$5,666	$7,047	$7,923
FNMA	4,998	5,978	5,246
GNMA	7,636	3,997	2,746
Total (a)	$18,300	$17,022	$15,915

(a)	Includes securities held in the available-for-sale and held-to-maturity portfolios.

Securities available for sale

The majority of our securities available-for-sale portfolio consists of Federal Agency CMOs and mortgage-backed securities. CMOs are debt securities secured by a pool of mortgages or mortgage-backed securities. These mortgage securities generate interest income, serve as collateral to support certain pledging agreements, and provide liquidity value under upcoming regulatory requirements. At December 31, 2014, we had $13.3 billion invested in CMOs and other mortgage-backed securities in the available-for-sale portfolio, compared to $12.3 billion at December 31, 2013.

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

Throughout 2013 and 2014, our investing activities continued to complement other balance sheet developments and provide for our ongoing liquidity management needs. Our actions to not reinvest the monthly security cash flows at various times during this time period served to provide the liquidity necessary to address our funding requirements. These funding requirements included ongoing loan growth and occasional debt maturities. At other times, we may make additional investments that go beyond the replacement of maturities or mortgage security cash flows as our liquidity position and/or interest rate risk management strategies may require. Lastly, our focus on investing in GNMA-related securities is also related to liquidity management strategies as we continue to make progress in preparing for future regulatory requirements.

Figure 24 shows the composition, yields, and remaining maturities of our securities available for sale. For more information about these securities, including gross unrealized gains and losses by type of security and securities pledged, see Note 7 (“Securities”).

Figure 24. Securities Available for Sale

dollars in millions	States and Political Subdivisions	Collateralized Mortgage Obligations	(a)	Other Mortgage- Backed Securities	(a)	Other Securities	(b)	Total		Weighted- Average Yield	(c)
December 31, 2014
Remaining maturity:
One year or less	$1	$278		—		—		$279		3.18%
After one through five years	15	10,956		$2,028		$32		13,031		2.21
After five through ten years	7	36		4		—		47		2.54
After ten years	—	—		3		—		3		5.51
Fair value	$23	$11,270		$2,035		$32		$13,360		—
Amortized cost	22	11,310		2,004		29		13,365		2.24%
Weighted-average yield (c)	4.61%	2.22%		2.28%		9.50	%	2.24	% (d)	—
Weighted-average maturity	4.4 years	3.6 years		3.6 years		3.7 years		3.6 years		—
December 31, 2013
Fair value	$40	$11,000		$1,286		$20		$12,346		—
Amortized cost	39	11,120		1,270		17		12,446		2.33%
December 31, 2012
Fair value	$49	$11,464		$538		$43		$12,094		—
Amortized cost	47	11,148		491		42		11,728		2.91%

(a)	Maturity is based upon expected average lives rather than contractual terms.

(b)	Includes primarily marketable equity securities.

(c)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(d)	Excludes $22 million of securities at December 31, 2014, that have no stated yield.

Held-to-maturity securities

Federal Agency CMOs and mortgage-backed securities constitute essentially all of our held-to-maturity securities. The remaining balance comprises foreign bonds and capital securities. Figure 25 shows the composition, yields and remaining maturities of these securities.

Figure 25. Held-to-Maturity Securities

dollars in millions	Collateralized Mortgage Obligations	Other Mortgage- backed Securities		Other Securities		Total		Weighted- Average Yield	(a)
December 31, 2014
Remaining maturity:
One year or less	—	—		$9		$9		2.42	%
After one through five years	$4,672	—		11		4,683		1.91
After five through ten years	83	$240		—		323		2.58
Amortized cost	$4,755	$240		$20		$5,015		1.95	%
Fair value	4,713	241		20		4,974		—
Weighted-average yield	1.91	2.73	%	2.47	% (b)	1.95	% (b)	—
Weighted-average maturity	3.4 years	7.7 years		1.5 years		3.6 years		—
December 31, 2013
Amortized cost	$4,736	—		$20		$4,756		1.83	%
Fair value	4,597	—		20		4,617		—
December 31, 2012
Amortized cost	$3,913	$—		$18		$3,931		1.92	%
Fair value	3,974	—		18		3,992		—

(a)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(b)	Excludes $5 million of securities at December 31, 2014, that have no stated yield.

Other investments

Principal investments — investments in equity and debt instruments made by our Principal Investing unit — represented 53% of other investments at December 31, 2014. They include direct investments (investments made in a particular company) as well as indirect investments (investments made through funds that include other investors). Principal investments are predominantly made in privately held companies and are carried at fair value. The fair value of the direct investments was $104 million at December 31, 2014, and $141 million at December 31, 2013, while the fair value of the indirect investments was $302 million at December 31, 2014, and $413 million at December 31, 2013. Under the requirements of the Volcker Rule, we will be required to dispose of some or all of our indirect principal investments. On December 18, 2014, the Federal Reserve extended the conformance period to July 21, 2016, for all banking entities with respect to covered funds. The Federal Reserve also indicated its intent to exercise the authority granted by Section 13 of the Bank Holding Company Act to grant the final one-year extension until July 21, 2017. If this authority is not exercised by the Federal Reserve, Key is permitted to file for a one-year extension, and an additional extension of up to five years for illiquid funds, to retain the indirect investments for a longer period of time. We plan to apply for the extension, if not granted automatically, and hold the investments. As of December 31, 2014, we have not committed to a plan to sell these investments. For more information about the Volcker Rule, see the discussion under the heading “Other regulatory developments under the Dodd-Frank Act — ‘Volcker Rule’” in the section entitled “Supervision and Regulation” in Item 1 of this report.

In addition to principal investments, “other investments” include other equity and mezzanine instruments, such as certain real-estate-related investments that are carried at fair value, as well as other types of investments that generally are carried at cost. There are indirect real-estate-related investments valued at $10 million at December 31, 2014 and $23 million at December 31, 2013, that may be subject to the disposal requirements under the Volcker Rule, as described in the previous paragraph.

Most of our other investments are not traded on an active market. We determine the fair value at which these investments should be recorded based on the nature of the specific investment and all available relevant information. This review may encompass such factors as the issuer’s past financial performance and future potential, the values of public companies in comparable businesses, the risks associated with the particular business or investment type, current market conditions, the nature and duration of resale restrictions, the issuer’s payment history, our knowledge of the industry, third-party data, and other relevant factors. As of December 31, 2014, net gains from our principal investing activities (including results attributable to noncontrolling interests) totaled $78 million, which includes $13 million of net unrealized losses. These net gains are recorded as “net gains (losses) from principal investing” on the income statement. Additional information regarding these investments is provided in Note 6 (“Fair Value Measurements”).

Deposits and other sources of funds

Domestic deposits are our primary source of funding. During 2014, average domestic deposits were $67.3 billion and represented 86% of the funds we used to support loans and other earning assets, compared to $65.3 billion and 87% during 2013. The composition of our average deposits is shown in Figure 5 in the section entitled “Net interest income.”

The increase in average domestic deposits from 2013 to 2014 was due to increases in demand deposits of $1.4 billion and NOW and money market deposit accounts of $1.4 billion. These increases were mostly due to growth related to commercial client inflows as well as increases related to the commercial mortgage servicing business. This growth was partially offset by run-off in certificates of deposit.

Wholesale funds, consisting of deposits in our foreign office and short-term borrowings, averaged $2.4 billion during 2014, compared to $2.8 billion during 2013. The change from 2013 was caused by a $620 million decrease in federal funds purchased and securities sold under agreements to repurchase partially offset by a $48 million increase in foreign office deposits and a $203 million increase in bank notes and other short-term borrowings.

At December 31, 2014, Key had $2.6 billion in time deposits of $100,000 or more. Figure 26 shows the maturity distribution of these deposits.

Figure 26. Maturity Distribution of Time Deposits of $100,000 or More

December 31, 2014 in millions	Domestic Offices	Foreign Offices	Total
Remaining maturity:
Three months or less	$400	$564	$964
After three through six months	197	—	197
After six through twelve months	447	—	447
After twelve months	996	—	996
Total	$2,040	$564	$2,604

Capital

At December 31, 2014, our shareholders’ equity was $10.5 billion, up $227 million from December 31, 2013. The following sections discuss certain factors that contributed to this change. For other factors that contributed to the change, see the Consolidated Statements of Changes in Equity.

CCAR and capital actions

As part of its ongoing supervisory process, the Federal Reserve requires BHCs like KeyCorp to submit an annual comprehensive capital plan and to update that plan to reflect material changes in the BHC’s risk profile, business strategies, or corporate structure, including but not limited to changes in planned capital actions. In January 2014, we submitted to the Federal Reserve and provided to the OCC our 2014 capital plan under the annual CCAR process. On March 26, 2014, the Federal Reserve announced that it did not object to our 2014 capital plan. The 2014 capital plan includes a common share repurchase program of up to $542 million. Share repurchases under the capital plan began in the second quarter of 2014 and include repurchases to offset issuances of common shares under our employee compensation plans. Common share repurchases under the 2014 capital plan are expected to be executed through the first quarter of 2015.

Through the fourth quarter of 2014, we repurchased $355 million of common shares under our 2014 capital plan authorization. During the first quarter of 2014, we completed $141 million of common shares under our 2013 capital plan authorization.

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

Consistent with the 2014 capital plan, we made a dividend payment of $.065 per share on our common shares during each of the second, third, and fourth quarters of 2014, totaling $169 million, and a dividend payment of $.055 per share, or $49 million, during the first quarter of 2014.

We also made four quarterly dividend payments of $1.9375 per share totaling $22 million on our Series A Preferred Stock during 2014.

Common shares outstanding

Our common shares are traded on the New York Stock Exchange under the symbol KEY with 28,673 holders of record at December 31, 2014. Our book value per common share was $11.91 based on 859.4 million shares outstanding at December 31, 2014, compared to $11.25 based on 890.7 million shares outstanding at December 31, 2013. At December 31, 2014, our tangible book value per common share was $10.65, compared to $10.11 at December 31, 2013.

Figure 45 in the section entitled “Fourth Quarter Results” shows the market price ranges of our common shares, per common share earnings, and dividends paid by quarter for each of the last two years.

Figure 27 compares the price performance of our common shares (based on an initial investment of $100 on December 31, 2009, and assuming reinvestment of dividends) with that of the Standard & Poor’s 500 Index and a group of other banks that constitute our peer group. The peer group consists of the banks that make up the Standard & Poor’s 500 Regional Bank Index and the banks that make up the Standard & Poor’s 500 Diversified Bank Index. We are included in the Standard & Poor’s 500 Index and the peer group.

Figure 27. Common Share Price Performance (2010 – 2014) (a)

(a)	Share price performance is not necessarily indicative of future price performance.

Figure 28 shows activities that caused the change in our outstanding common shares over the past two years.

Figure 28. Changes in Common Shares Outstanding

		2014 Quarters
in thousands	2014	Fourth	Third	Second	First	2013
Shares outstanding at beginning of period	890,724	868,477	876,823	884,869	890,724	925,769
Common shares repurchased	(36,285)	(9,786)	(8,830)	(7,824)	(9,845)	(41,599)
Shares reissued (returned) under employee benefit plans	4,964	712	484	(222)	3,990	6,554
Shares outstanding at end of period	859,403	859,403	868,477	876,823	884,869	890,724

At December 31, 2014, we had 157.6 million treasury shares, compared to 126.2 million treasury shares at December 31, 2013. During 2014, common shares outstanding decreased by 31 million shares from share repurchases under our 2013 and 2014 capital plans and the net activity in our employee benefit plans. Going forward, we expect to reissue treasury shares as needed in connection with stock-based compensation awards and for other corporate purposes.

As discussed in further detail in the “Supervision and Regulation” section in Item 1 of this report under the heading “Capital planning and stress testing,” we are required to annually submit a capital plan to the Federal Reserve setting forth planned capital actions, including any share repurchases our Board of Directors and management intend to make during the year (subject to the Federal Reserve’s notice of non-objection). Pursuant to that requirement, we have submitted to the Federal Reserve for review our 2015 capital plan.

Capital adequacy

Capital adequacy is an important indicator of financial stability and performance. All of our capital ratios remained in excess of regulatory requirements at December 31, 2014. Our capital and liquidity levels are intended to position us to weather an adverse credit cycle while continuing to serve our clients’ needs, as well as to meet the Regulatory Capital Rules described in the “Supervision and Regulation” section of Item 1 of this report. Our shareholders’ equity to assets ratio was 11.22% at December 31, 2014, compared to 11.09% at December 31, 2013. Our tangible common equity to tangible assets ratio was 9.88% at December 31, 2014, compared to 9.80% at December 31, 2013.

Federal banking regulators have promulgated minimum risk-based capital and leverage ratio requirements for BHCs like KeyCorp and their banking subsidiaries like KeyBank. Prior to January 1, 2015, Key and KeyBank (consolidated) were each required to maintain a minimum Tier 1 risk-based capital ratio of 4.00% and a total risk-based capital ratio of 8.00%, while Key was required to maintain a minimum Tier 1 leverage ratio of 3.00% and KeyBank (consolidated) was required to maintain a minimum Tier 1 leverage ratio of 4.00%. At December 31, 2014, our Tier 1 risk-based capital ratio, total risk-based capital ratio, and Tier 1 leverage ratio were 11.90%, 13.89%, and 11.26%, respectively, compared to 11.96%, 14.33%, and 11.11%, respectively, at December 31, 2013.

The adoption of the Regulatory Capital Rules changes the regulatory capital standards that apply to BHCs by phasing out the treatment of capital securities and cumulative preferred securities as eligible Tier 1 capital. The phase-out period, which began January 1, 2015, for standardized approach banking organizations such as KeyCorp, will result in our trust preferred securities issued by the KeyCorp capital trusts being treated only as Tier 2 capital by 2016. The trust preferred securities issued by the KeyCorp capital trusts contribute $339 million, or 40, 38, and 39 basis points, to our Tier 1 risk-based capital ratio of 11.90%, Tier 1 leverage ratio of 11.26%, and total risk-based capital ratio of 13.89%, respectively, at December 31, 2014. The new minimum capital and leverage ratios under the Regulatory Capital Rules together with the estimated ratios of Key at December 31, 2014, calculated on a fully phased-in basis, are set forth under the heading “New minimum capital and leverage ratio requirements” in the “Supervision and Regulation” section in Item 1 of this report.

As previously indicated in the “Supervision and Regulation” section of Item 1 of this report under the heading “Revised prompt corrective action capital category ratios,” the prompt corrective action capital category regulations do not apply to BHCs. If, however, these regulations did apply to BHCs, we believe KeyCorp would qualify for the “well capitalized” capital category at December 31, 2014. Moreover, after accounting for the phase-out of our trust preferred securities as Tier 1 eligible (and therefore as Tier 2 instead) as of December 31, 2014, we estimate KeyCorp would still qualify for the “well capitalized” capital category under the regulatory capital regulations in effect before January 1, 2015, with an estimated Tier 1 risk-based capital ratio, estimated Tier 1 leverage ratio, and estimated total risk-based capital ratio of 11.50%, 10.88%, and 13.89%, respectively. The new threshold ratios for a “well capitalized” and an “adequately capitalized” institution under the Regulatory Capital Rules are described in the “Supervision and Regulation” section of Item 1 of this report under the heading “Revised prompt corrective action capital category ratios.” Since the regulatory capital categories under these regulations serve a limited supervisory function, investors should not use them as a representation of the overall financial condition or prospects of KeyCorp. A discussion of the regulatory capital standards and other related capital adequacy regulatory standards is included in the section “Regulatory capital and liquidity” in “Supervision and Regulation” under Item 1 of this report.

Traditionally, the banking regulators have assessed bank and BHC capital adequacy based on both the amount and composition of capital, the calculation of which is prescribed in federal banking regulations. The Federal Reserve’s assessment of capital adequacy focuses on a component of Tier 1 risk-based capital, known as Tier 1 common equity, and its review of the consolidated capitalization of systemically important financial companies, including KeyCorp. The capital modifications mandated by the Regulatory Capital Rules are consistent with the renewed focus on Tier 1 common equity and the consolidated capitalization of banks, and BHCs. Tier 1 common equity is neither formally defined by GAAP nor prescribed in amount prior to January 1, 2015, by federal banking regulations; this measure is considered to be a non-GAAP financial measure. Figure 4 in the “Highlights of Our 2014 Performance” section reconciles Key shareholders’ equity, the GAAP performance measure, to Tier 1 common equity, the corresponding non-GAAP measure. Our Tier 1 common equity ratio was 11.17% at December 31, 2014, compared to 11.22% at December 31, 2013.

Generally, for risk-based capital purposes, deferred tax assets that are dependent upon future taxable income are limited to the lesser of: (i) the amount of deferred tax assets that a financial institution expects to realize within one year of the calendar quarter-end date, based on its projected future taxable income for the year, or (ii) 10% of the amount of an institution’s Tier 1 capital. At December 31, 2014, and December 31, 2013, we had no net deferred tax assets deducted from Tier 1 capital and risk-weighted assets. At December 31, 2014, for Key’s consolidated operations, we had a federal net deferred tax asset of $195 million and a state deferred tax asset of $22 million, compared to a federal net deferred tax asset of $184 million and a state deferred tax asset of $7 million at December 31, 2013. We have recorded a valuation allowance of less than $1 million against the gross deferred tax assets associated with certain state net operating loss carryforwards and state credit carryforwards at December 31, 2014, compared to $1 million at December 31, 2013.

Figure 29 represents the details of our regulatory capital position at December 31, 2014, and December 31, 2013.

Figure 29. Capital Components and Risk-Weighted Assets

December 31, dollars in millions		2014	2013
TIER 1 CAPITAL
Key shareholders’ equity		$10,530	$10,303
Qualifying capital securities		339	339
Less:	Goodwill	1,057	979
	Accumulated other comprehensive income (a)	(395)	(394)
	Other assets (b)	83	89
	Total Tier 1 capital	10,124	9,968
TIER 2 CAPITAL
Allowance for losses on loans and liability for losses on lending-related commitments (c)		859	924
Net unrealized gains on equity securities available for sale		1	1
Qualifying long-term debt		840	1,048
	Total Tier 2 capital	1,700	1,973
	Total risk-based capital	$11,824	$11,941

TIER 1 COMMON EQUITY
Tier 1 capital		$10,124	$9,968
Less:	Qualifying capital securities	339	339
	Series A Preferred Stock (d)	282	282
	Total Tier 1 common equity	$9,503	$9,347

RISK-WEIGHTED ASSETS
Risk-weighted assets on balance sheet		$66,054	$65,505
Risk-weighted off-balance sheet exposure		19,360	17,778
Less:	Goodwill	1,057	979
	Other assets (b)	120	458
Plus:	Market risk-equivalent assets	863	1,482
	Gross risk-weighted assets	85,100	83,328
Less:	Excess allowance for loan and lease losses	—	—
	Net risk-weighted assets	$85,100	$83,328

AVERAGE QUARTERLY TOTAL ASSETS		$91,116	$91,141

CAPITAL RATIOS
Tier 1 risk-based capital		11.90%	11.96%
Total risk-based capital		13.89	14.33
Leverage (e)		11.26	11.11
Tier 1 common equity		11.17	11.22

(a)	Includes net unrealized gains or losses on securities available for sale (except for net unrealized losses on marketable equity securities), net gains or losses on cash flow hedges, and amounts resulting from the application of the applicable accounting guidance for defined benefit and other postretirement plans.

(b)	Other assets deducted from Tier 1 capital and risk-weighted assets consist of disallowed intangible assets (excluding goodwill) and deductible portions of nonfinancial equity investments. There were no disallowed deferred tax assets at December 31, 2014, and December 31, 2013.

(c)	The ALLL included in Tier 2 capital is limited by regulation to 1.25% of the sum of gross risk-weighted assets plus low level exposures and residual interests calculated under the direct reduction method, as defined by the Federal Reserve. The ALLL includes $29 million, and $39 million of allowance classified as “discontinued assets” on the balance sheet at December 31, 2014, and December 31, 2013, respectively.

(d)	Net of capital surplus.

(e)	This ratio is Tier 1 capital divided by average quarterly total assets as defined by the Federal Reserve less: (i) goodwill, (ii) the disallowed intangible assets described in footnote (b), and (iii) deductible portions of nonfinancial equity investments; plus assets derecognized as an offset to AOCI resulting from the adoption and subsequent application of the applicable accounting guidance for defined benefit and other postretirement plans.

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

Commitments to extend credit or funding

Loan commitments provide for financing on predetermined terms as long as the client continues to meet specified criteria. These commitments generally carry variable rates of interest and have fixed expiration dates or other termination clauses. We typically charge a fee for our loan commitments. Since a commitment may expire without resulting in a loan or being fully utilized, the total amount of an outstanding commitment may significantly exceed any related cash outlay. Further information about our loan commitments at December 31, 2014, is presented in Note 20 (“Commitments, Contingent Liabilities and Guarantees”) under the heading “Commitments to Extend Credit or Funding.” Figure 30 shows the remaining contractual amount of each class of commitment to extend credit or funding. For loan commitments and commercial letters of credit, this amount represents our maximum possible accounting loss if the borrower were to draw upon the full amount of the commitment and then default on payment for the total amount of the then outstanding loan.

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

Contractual obligations

Figure 30 summarizes our significant contractual obligations, and lending-related and other off-balance sheet commitments at December 31, 2014, by the specific time periods in which related payments are due or commitments expire.

Figure 30. Contractual Obligations and Other Off-Balance Sheet Commitments

December 31, 2014 in millions	Within 1 year	After 1 through 3 years	After 3 through 5 years	After 5 years	Total
Contractual obligations: (a)
Deposits with no stated maturity	$66,135	—	—	—	$66,135
Time deposits of $100,000 or more	1,608	$831	$92	$73	2,604
Other time deposits	1,774	1,239	118	128	3,259
Federal funds purchased and securities sold under repurchase agreements	575	—	—	—	575
Bank notes and other short-term borrowings	423	—	—	—	423
Long-term debt	1,296	1,679	2,645	2,255	7,875
Noncancelable operating leases	116	197	143	370	826
Liability for unrecognized tax benefits	6	—	—	—	6
Purchase obligations:
Banking and financial data services	66	121	64	5	256
Telecommunications	17	22	11	—	50
Professional services	22	32	10	—	64
Technology equipment and software	61	70	52	2	185
Other	6	16	3	—	25
Total purchase obligations	172	261	140	7	580
Total	$72,105	$4,207	$3,138	$2,833	$82,283

Lending-related and other off-balance sheet commitments:
Commercial, including real estate	$8,954	$8,311	$9,715	$964	$27,944
Home equity	230	1,050	1,009	4,875	7,164
Credit cards	3,762	—	—	—	3,762
Purchase cards	63	—	—	—	63
When-issued and to-be-announced securities commitments	102	—	—	—	102
Commercial letters of credit	110	9	2	—	121
Principal investing commitments	28	16	11	5	60
Liabilities of certain limited partnerships and other commitments	1	—	—	—	1
Total	$13,250	$9,386	$10,737	$5,844	$39,217

(a)	Deposits and borrowings exclude interest.

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

Risk Management

Overview

Like all financial services companies, we engage in business activities and assume the related risks. The most significant risks we face are credit, compliance, operational, capital and liquidity, market, reputation, strategic, and model risks. Our risk management activities are focused on ensuring we properly identify, measure, and manage such risks across the entire enterprise to maintain safety and soundness and maximize profitability. Certain of these risks are defined and discussed in greater detail in the remainder of this section.

The KeyCorp Board of Directors (the “Board”) serves in an oversight capacity ensuring that Key’s risks are managed in a manner that is effective and balanced and adds value for the shareholders. The Board understands Key’s risk philosophy, approves the risk appetite, inquires about risk practices, reviews the portfolio of risks, compares the actual risks to the risk appetite, and is apprised of significant risks, both actual and emerging, and determines whether management is responding appropriately. The Board challenges management and ensures accountability.

The Board’s Audit Committee assists the Board in oversight of financial statement integrity, regulatory and legal requirements, independent auditors’ qualifications and independence, and the performance of the internal audit function and independent auditors. The Audit Committee meets with management and approves significant policies relating to the risk areas overseen by the Audit Committee. The Audit Committee has responsibility over all risk review functions, including internal audit, financial reporting, legal matters, and fraud risk. The Audit Committee also receives reports on enterprise risk. In addition to regularly scheduled bi-monthly meetings, the Audit Committee convenes to discuss the content of our financial disclosures and quarterly earnings releases.

The Board’s Risk Committee assists the Board in oversight of strategies, policies, procedures, and practices relating to the assessment and management of enterprise-wide risk, including credit, market, liquidity, model, operational, compliance, reputation, and strategic risks. The Risk Committee also assists the Board in overseeing risks related to capital adequacy, capital planning, and capital actions. The Risk Committee reviews and provides oversight of management’s activities related to the enterprise-wide risk management framework, which includes review of the Enterprise Risk Management (ERM) Policy, including the Risk Appetite Statement, and management and ERM reports, and approval of any material changes to the charter of the ERM Committee and significant policies relating to risk management.

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

Our ERM Committee, chaired by the Chief Executive Officer and comprising other senior level executives, is responsible for managing risk and ensuring that the corporate risk profile is managed in a manner consistent with our risk appetite. The ERM Program encompasses our risk philosophy, policy, framework, and governance structure for the management of risks across the entire company. The ERM Committee reports to the Board’s Risk Committee. Annually, the Board reviews and approves the ERM Policy, as well as the risk appetite, including corporate risk tolerances for major risk categories. We use a risk-adjusted capital framework to manage risks. This framework is approved and managed by the ERM Committee.

Tier 2 Risk Governance Committees support the ERM Committee by identifying early warning events and trends, escalating emerging risks, and discussing forward-looking assessments. Risk Governance Committees include attendees from each of the Three Lines of Defense. The First Line of Defense is the Line of Business primarily responsible to accept, own, proactively identify, monitor, and manage risk. The Second Line of Defense comprises Risk Management representatives who provide independent, centralized oversight over all risk categories by aggregating, analyzing, and reporting risk information. Risk Review provides the Third Line of Defense in their role to provide independent assessment and testing of the effectiveness, appropriateness, and adherence to KeyCorp’s risk management policies, practices, and controls.

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

¿	Fixed income includes those instruments associated with our capital markets business and the trading of securities as a dealer. These instruments may include positions in municipal bonds, bonds backed by the U.S. government, agency and corporate bonds, certain mortgage-backed securities, securities issued by the U.S. Treasury, money markets, and certain CMOs. The activities and instruments within the fixed income portfolio create exposures to interest rate and credit spread risks.

¿	Interest rate derivatives include interest rate swaps, caps and floors, which are transacted primarily to accommodate the needs of commercial loan clients. In addition, we enter into interest rate derivatives to offset or mitigate the interest rate risk related to the client positions. The activities within this portfolio create exposures to interest rate risk.

¿	Credit derivatives include credit default swaps, which are used to mitigate loan portfolio credit risk, and credit default swap indexes, which are used to manage the credit risk exposure associated with anticipated sales of certain commercial real estate loans. The transactions within the credit derivatives portfolio result in exposure to counterparty credit risk and market risk.

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

Additional consideration is given to the risk factors to estimate the exposures that contain optionality features, such as options and cancelable provisions. VaR is calculated using daily observations over a one-year time horizon, and approximates a 95% confidence level. Statistically, this means that we would expect to incur losses greater than VaR, on average, five out of 100 trading days, or three to four times each quarter. We also calculate VaR and stressed VaR at a 99% confidence level.

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

MRM backtests our VaR model on a daily basis to evaluate its predictive power. The test compares VaR model results at the 99% confidence level to observed daily profit and loss. Results of backtesting are provided to the Market Risk Committee. Backtesting exceptions occur when trading losses exceed VaR. Actual losses did not exceed daily trading VaR on any day during the quarters ended December 31, 2014, and December 31, 2013.

We do not engage in correlation trading, or utilize the internal model approach for measuring default and credit migration risk. Our net VaR approach incorporates diversification, but our VaR calculation does not include the impact of counterparty risk and our own credit spreads on derivatives.

The aggregate VaR at the 99% confidence level for all covered positions was $.9 million at December 31, 2014, and $1.0 million at December 31, 2013. The decrease in aggregate VaR was primarily due to reduced exposures in credit and interest rate derivatives. Figure 31 summarizes our VaR at the 99% confidence level for significant portfolios of covered positions for the three months ended December 31, 2014, and December 31, 2013.

Figure 31. VaR for Significant Portfolios of Covered Positions

	2014				2013
	Three months ended December 31,				Three months ended December 31,
in millions	High	Low	Mean	December 31,	High	Low	Mean	December 31,
Trading account assets:
Fixed income	$.5	$.3	$.4	$.4	$1.2	$.5	$.8	$.6
Derivatives:
Interest rate	$.3	—	$.1	$.1	$.5	$.2	$.3	$.2
Credit	.3	$.1	.2	.3	.4	.1	.3	.1

Stressed VaR is calculated using our general VaR results at the 99% confidence level and applying certain assumptions. The aggregate stressed VaR for all covered positions was $2.6 million at December 31, 2014, and $2.9 million at December 31, 2013. Figure 32 summarizes our stressed VaR for significant portfolios of covered positions for the three months ended December 31, 2014, and December 31, 2013, as used for market risk capital charge calculation purposes.

Figure 32. Stressed VaR for Significant Portfolios of Covered Positions

	2014				2013
	Three months ended December 31,				Three months ended December 31,
in millions	High	Low	Mean	December 31,	High	Low	Mean	December 31,
Trading account assets:
Fixed income	$1.6	$.8	$1.2	$1.2	$3.7	$1.4	$2.4	$1.7
Derivatives:
Interest rate	$.8	$.1	$.2	$.2	$1.5	$.5	$1.0	$.5
Credit	1.0	.4	.7	.9	1.2	.4	.8	.4

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

Nontrading market risk

Most of our nontrading market risk is derived from interest rate fluctuations and its impacts on our traditional loan and deposit products, as well as investments, hedging relationships, long-term debt, and certain short-term borrowings. Interest rate risk, which is inherent in the banking industry, is measured by the potential for fluctuations in net interest income and the EVE. Such fluctuations may result from changes in interest rates and differences in the repricing and maturity characteristics of interest-earning assets and interest-bearing liabilities. We manage the exposure to changes in net interest income and the EVE in accordance with our risk appetite and within Board approved policy limits.

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

We measure the amount of net interest income at risk by simulating the change in net interest income that would occur if the federal funds target rate were to gradually increase or decrease over the next 12 months, and term rates were to move in a similar fashion. Our standard rate scenarios encompass a gradual increase or decrease of 200 basis points, but due to the low interest rate environment, we have modified the standard to a gradual decrease of 25 basis points over two months with no change over the following ten months. After calculating the amount of net interest income at risk to interest rate changes, we compare that amount with the base case of an unchanged interest rate environment. We also perform regular stress tests and sensitivities on the model inputs that could materially change the resulting risk assessments. One set of stress tests and sensitivities assesses the effect of interest rate inputs on simulated exposures. Assessments are performed using different shapes of the yield curve, including a sustained flat yield curve, an inverted slope yield curve, changes in credit spreads, an immediate parallel change in market interest rates, and changes in the relationship of money market interest rates. Another set of stress tests and sensitivities assesses the effect of loan and deposit assumptions and assumed discretionary strategies on simulated exposures. Assessments are performed on changes to the following assumptions: the pricing of deposits without contractual maturities; changes in lending spreads; prepayments on loans and securities; other loan and deposit balance shifts; investment, funding and hedging activities; and liquidity and capital management strategies.

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

Figure 33 presents the results of the simulation analysis at December 31, 2014, and December 31, 2013. At December 31, 2014, our simulated exposure to changes in interest rates was moderately asset sensitive, and net interest income would benefit over time from either an increase in short-term or intermediate-term interest rates. Tolerance levels for risk management require the development of remediation plans to maintain residual risk within tolerance if simulation modeling demonstrates that a gradual increase or decrease in short-term interest rates over the next 12 months would adversely affect net interest income over the same period by more than 4%. As shown in Figure 33, we are operating within these levels as of December 31, 2014.

Figure 33. Simulated Change in Net Interest Income

December 31, 2014
Basis point change assumption (short-term rates)	-25	+200
Tolerance level	-4.00%	-4.00%
Interest rate risk assessment	-.96%	3.20%

December 31, 2013
Basis point change assumption (short-term rates)	-25	+200
Tolerance level	-4.00%	-4.00%
Interest rate risk assessment	-1.33%	3.00%

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

Key will continue to monitor balance sheet flows and expects the benefit from rising rates to increase modestly prior to any increase in the federal funds rate. Our current interest rate risk position could fluctuate to higher or lower levels of risk depending on the competitive environment and client behavior that may affect the actual volume, mix, maturity, and repricing characteristics of loan and deposit flows. As changes occur to both the configuration of the balance sheet and the outlook for the economy, management proactively evaluates hedging opportunities that may change our interest rate risk profile.

We also conduct simulations that measure the effect of changes in market interest rates in the second and third years of a three-year horizon. These simulations are conducted in a manner similar to those based on a 12-month horizon. To capture longer-term exposures, we calculate exposures to changes to the EVE as discussed in the following section.

Economic value of equity modeling. EVE complements net interest income simulation analysis as it estimates risk exposure beyond 12-, 24-, and 36-month horizons. EVE modeling measures the extent to which the economic values of assets, liabilities and off-balance sheet instruments may change in response to fluctuations in interest rates. EVE is calculated by subjecting the balance sheet to an immediate 200 basis point increase or decrease in interest rates, measuring the resulting change in the values of assets, liabilities and off-balance sheet instruments, and comparing those amounts with the base case of an unchanged interest rate environment. Because the calculation of EVE under an immediate 200 basis point decrease in interest rates in the current low rate environment results in certain interest rates declining to zero and a less than 200 basis point decrease in certain yield curve term points, we have modified the standard declining rate scenario to an immediate 100 basis point decrease. This analysis is highly dependent upon assumptions applied to assets and liabilities with non-contractual maturities. Those assumptions are based on historical behaviors, as well as our expectations. We develop remediation plans that would maintain residual risk within tolerance if this analysis indicates that our EVE will decrease by more than 15% in response to an immediate increase or decrease in interest rates. We are operating within these guidelines as of December 31, 2014.

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

Figure 34. Portfolio Swaps by Interest Rate Risk Management Strategy

	December 31, 2014
			Weighted-Average			December 31, 2013
dollars in millions	Notional Amount	Fair Value	Maturity (Years)	Receive Rate	Pay Rate	Notional Amount	Fair Value
Receive fixed/pay variable — conventional A/LM (a)	$9,700	$(4)	1.8	.8%	.2%	$9,300	$6
Receive fixed/pay variable — conventional debt	5,124	209	3.8	2.4	.2	5,074	201
Pay fixed/receive variable — conventional debt	50	(7)	13.5	.2	3.6	105	—

Total portfolio swaps	$14,874	$198 (b)	2.5	1.3%	.2%	$14,479	$207	(b)

(a)	Portfolio swaps designated as A/LM are used to manage interest rate risk tied to both assets and liabilities.

(b)	Excludes accrued interest of $49 million and $61 million for December 31, 2014, and December 31, 2013, respectively.

Liquidity risk management

Liquidity risk, which is inherent in the banking industry, is measured by our ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, and fund new business opportunities at a reasonable cost, in a timely manner and without adverse consequences. Liquidity management involves maintaining sufficient and diverse sources of funding to accommodate planned, as well as unanticipated, changes in assets and liabilities under both normal and adverse conditions.

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

The management of consolidated liquidity risk is centralized within Corporate Treasury. Oversight and governance is provided by the Board of Directors, the ERM Committee, the ALCO, and the Chief Risk Officer. The Asset Liability Management Policy provides the framework for the oversight and management of liquidity risk and is administered by the ALCO. The Market Risk Management group, as the second line of defense, provides additional oversight. Our current liquidity risk management practices are in compliance with the Federal Reserve Board’s Enhanced Prudential Standards.

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

Factors affecting liquidity

Our liquidity could be adversely affected by both direct and indirect events. An example of a direct event would be a downgrade in our public credit ratings by a rating agency. Examples of indirect events (events unrelated to us) that could impair our access to liquidity would be an act of terrorism or war, natural disasters, political events, or the default or bankruptcy of a major corporation, mutual fund or hedge fund. Similarly, market speculation, or rumors about us or the banking industry in general, may adversely affect the cost and availability of normal funding sources.

Our credit ratings at December 31, 2014, are shown in Figure 35. We believe these credit ratings, under normal conditions in the capital markets, will enable the parent company or KeyBank to issue fixed income securities to investors.

Figure 35. Credit Ratings

December 31, 2014	Short-Term Borrowings	Senior Long-Term Debt	Subordinated Long-Term Debt	Capital Securities	Series A Preferred Stock

KEYCORP (THE PARENT COMPANY)

Standard & Poor’s	A-2	BBB+	BBB	BB+	BB+
Moody’s	P-2	Baa1	Baa2	Baa3	Ba1
Fitch	F1	A-	BBB+	BB+	BB
DBRS	R-2(high)	BBB(high)	BBB	BBB	N/A

KEYBANK

Standard & Poor’s	A-2	A-	BBB+	N/A	N/A
Moody’s	P-2	A3	Baa1	N/A	N/A
Fitch	F1	A-	BBB+	N/A	N/A
DBRS	R-1(low)	A(low)	BBB(high)	N/A	N/A

Managing liquidity risk

Most of our liquidity risk is derived from our lending activities, which inherently places funds into illiquid assets. Liquidity risk is also derived from our deposit gathering activities and the ability of our customers to withdraw funds that do not have a stated maturity or to withdraw funds before their contractual maturity. The assessments of liquidity risk are measured under the assumption of normal operating conditions as well as under a stressed environment. We manage these exposures in accordance with our risk appetite, and within Board approved policy limits.

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

We maintain a Contingency Funding Plan that outlines the process for addressing a liquidity crisis. The plan provides for an evaluation of funding sources under various market conditions. It also assigns specific roles and responsibilities for managing liquidity through a problem period. As part of the plan, we maintain a liquidity reserve through balances in our liquid asset portfolio. During a problem period, that reserve could be used as a source of funding to provide time to develop and execute a longer-term strategy. The liquid asset portfolio at

December 31, 2014, totaled $15 billion, consisting of $10.4 billion of unpledged securities, $799 million of securities available for secured funding at the Federal Home Loan Bank of Cincinnati (“FHLB”), and $3.8 billion of net balances of federal funds sold and balances in our Federal Reserve account. The liquid asset portfolio can fluctuate due to excess liquidity, heightened risk, or prefunding of expected outflows, such as debt maturities. Additionally, as of December 31, 2014, our unused borrowing capacity secured by loan collateral was $18.7 billion at the Federal Reserve Bank of Cleveland and $2.8 billion at the FHLB. In 2014, Key’s outstanding FHLB advances decreased by $24 million due to repayments.

Final U.S. liquidity coverage ratio

Under the Liquidity Coverage Rules, we will be required to calculate the Modified LCR. Implementation for Modified LCR banking organizations, like Key, will begin on January 1, 2016, with a minimum requirement of 90% coverage, reaching 100% coverage by January 1, 2017. Throughout December 2014, our estimated Modified LCR was approximately in the mid-80% range. To reach the minimum of 90% by January 1, 2016, and to operate with a cushion above the minimum required level, we may change the composition of our investment portfolio, increase the size of the overall investment portfolio, and modify product offerings.

Additional information about the Liquidity Coverage Ratio is included in the “Supervision and Regulation” section under the heading “U.S. implementation of the Basel III liquidity framework” in Item 1 of this report.

Long-term liquidity strategy

Our long-term liquidity strategy is to be predominantly funded by core deposits. However, we may use wholesale funds to sustain an adequate liquid asset portfolio, meet daily cash demands, and allow management flexibility to execute business initiatives. Key’s client-based relationship strategy provides for a strong core deposit base which, in conjunction with intermediate and long-term wholesale funds managed to a diversified maturity structure and investor base, supports our liquidity risk management strategy. We use the loan-to-deposit ratio as a metric to monitor these strategies. Our target loan-to-deposit ratio is 90-100% (at December 31, 2014, our loan-to-deposit ratio was 85%), which we calculate as total loans, loans held for sale, and nonsecuritized discontinued loans divided by domestic deposits.

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

Liquidity programs

We have several liquidity programs, which are described in Note 18 (“Long-Term Debt”), that are designed to enable the parent company and KeyBank to raise funds in the public and private debt markets. The proceeds from most of these programs can be used for general corporate purposes, including acquisitions. These liquidity programs are reviewed from time to time by the Board of Directors and are renewed and replaced as necessary. There are no restrictive financial covenants in any of these programs. During the second quarter of 2014, the KeyCorp shelf registration statement on file with the SEC, including the Medium-Term Note Program, was updated. In connection with the updated Medium-Term Note Program, the Board of Directors authorized KeyCorp to issue up to $4 billion of debt, and revoked all prior issuance authority under previous KeyCorp shelf registration statements including through previous medium-term note programs.

In 2014, Key’s aggregate outstanding note balance, net of unamortized discounts and adjustments related to hedging with derivative financial instruments was unchanged. On July 1, 2014, $750 million of subordinated bank debt matured. On November 24, 2014, $750 million of 2.50% Senior Notes due 2019 were issued.

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

We use a parent cash coverage months metric as the primary measure to assess parent company liquidity. The parent cash coverage months metric measures the months into the future where projected obligations can be met with the current amount of liquidity to meet all projected obligations. We generally issue term debt to supplement dividends from KeyBank to manage our liquidity position at or above our targeted levels. The parent company generally maintains cash and short-term investments in an amount sufficient to meet projected debt maturities over at least the next 24 months. At December 31, 2014, KeyCorp held $2.2 billion in short-term investments, which we projected to be sufficient to meet our projected obligations, including the repayment of our maturing debt obligations for the periods prescribed by our risk tolerance.

Typically, KeyCorp meets its liquidity requirements through regular dividends from KeyBank, supplemented with term debt. Federal banking law limits the amount of capital distributions that a bank can make to its holding company without prior regulatory approval. A national bank’s dividend-paying capacity is affected by several factors, including net profits (as defined by statute) for the two previous calendar years and for the current year, up to the date of dividend declaration. During 2014, KeyBank paid KeyCorp $300 million in dividends; nonbank subsidiaries did not pay any cash dividends or noncash dividends to KeyCorp. KeyCorp did not make any capital infusions to KeyBank during 2014. As of December 31, 2014, KeyBank had $935 million of capacity to pay dividends to KeyCorp.

Our liquidity position and recent activity

Over the past 12 months our liquid asset portfolio, which includes overnight and short-term investments, as well as unencumbered, high quality liquid securities held as protection against a range of potential liquidity stress scenarios, has increased as a result of net customer loan and deposit flows and an increase in unpledged securities. The liquid asset portfolio continues to exceed the amount that we estimate would be necessary to manage through an adverse liquidity event by providing sufficient time to develop and execute a longer-term solution.

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

We generate cash flows from operations and from investing and financing activities. We have approximately $195 million of cash and cash equivalents and short-term investments in international tax jurisdictions as of December 31, 2014. As we consider alternative long-term strategic and liquidity plans, opportunities to repatriate these amounts would result in approximately $7 million in taxes to be paid. If we were to cease operations in all international tax jurisdictions, the total amount of taxes to be paid would increase to approximately $11 million. Accordingly, we have included the total amount as a deferred tax liability at December 31, 2014.

The Consolidated Statements of Cash Flows summarize our sources and uses of cash by type of activity for the years ended December 31, 2014, and December 31, 2013.

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

We maintain an active concentration management program to encourage diversification in our credit portfolios. For individual obligors, we employ a sliding scale of exposure, known as hold limits, which is dictated by the strength of the borrower. Our legal lending limit is approximately $1.6 billion for any individual borrower. However, internal hold limits generally restrict the largest exposures to less than 20% of that amount. As of December 31, 2014, we had five client relationships with loan commitments net of credit default swaps of more than $200 million. The average amount outstanding on these five individual net obligor commitments was $43 million at December 31, 2014. In general, our philosophy is to maintain a diverse portfolio with regard to credit exposures.

We actively manage the overall loan portfolio in a manner consistent with asset quality objectives and concentration risk tolerances to mitigate credit risk. We utilize credit default swaps on a limited basis to transfer a portion of the credit risk associated with a particular extension of credit to a third party. At December 31, 2014, we used credit default swaps with a notional amount of $309 million to manage the credit risk associated with specific commercial lending obligations. We may also sell credit derivatives — primarily single name credit default swaps — to offset our purchased credit default swap position prior to maturity. At December 31, 2014, we had sold credit default swaps outstanding with a total notional amount of $5 million.

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

Allowance for loan and lease losses

At December 31, 2014, the ALLL was $794 million, or 1.38% of period-end loans, compared to $848 million, or 1.56%, at December 31, 2013. The allowance includes $40 million that was specifically allocated for impaired loans of $302 million at December 31, 2014, compared to $42 million that was allocated for impaired loans of $358 million one year ago. For more information about impaired loans, see Note 5 (“Asset Quality”). At December 31, 2014, the ALLL was 190.0% of nonperforming loans, compared to 166.9% at December 31, 2013.

Selected asset quality statistics for each of the past five years are presented in Figure 36. The factors that drive these statistics are discussed in the remainder of this section.

Figure 36. Selected Asset Quality Statistics from Continuing Operations

Year ended December 31,
dollars in millions	2014	2013	2012	2011	2010
Net loan charge-offs	$113	$168	$345	$541	$1,570
Net loan charge-offs to average loans	.20%	.32%	.69%	1.11%	2.91%
Allowance for loan and lease losses	$794	$848	$888	$1,004	$1,604
Allowance for credit losses (a)	830	885	917	1,049	1,677
Allowance for loan and lease losses to period-end loans	1.38%	1.56%	1.68%	2.03%	3.20%
Allowance for credit losses to period-end loans	1.45	1.63	1.74	2.12	3.35
Allowance for loan and lease losses to nonperforming loans	190.0	166.9	131.8	138.1	150.2
Allowance for credit losses to nonperforming loans	198.6	174.2	136.1	144.3	157.0
Nonperforming loans at period end (b)	$418	$508	$674	$727	$1,068
Nonperforming assets at period end	436	531	735	859	1,338
Nonperforming loans to period-end portfolio loans	.73%	.93%	1.28%	1.47%	2.13%
Nonperforming assets to period-end portfolio loans plus
OREO and other nonperforming assets	.76	.97	1.39	1.73	2.66

(a)	Includes the ALLL plus the liability for credit losses on lending-related unfunded commitments.

(b)	Loan balances exclude $13 million, $16 million, and $23 million of PCI loans at December 31, 2014, December 31, 2013, and December 31, 2012, respectively.

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

For all commercial and consumer loan TDRs, regardless of size, as well as impaired commercial loans with an outstanding balance of $2.5 million and greater, we conduct further analysis to determine the probable loss content and assign a specific allowance to the loan if deemed appropriate. We estimate the extent of the individual impairment for commercial loans and TDRs by comparing the recorded investment of the loan with the estimated present value of its future cash flows, the fair value of its underlying collateral, or the loan’s observable market price. Secured consumer loan TDRs that are discharged through Chapter 7 bankruptcy and not formally re-affirmed are adjusted to reflect the fair value of the underlying collateral, less costs to sell. Other consumer loan TDRs are combined in homogenous pools and assigned a specific allocation based on the estimated present value of future cash flows using the effective interest rate. A specific allowance also may be assigned — even when sources of repayment appear sufficient — if we remain uncertain about whether the loan will be repaid in full. On at least a quarterly basis, we evaluate the appropriateness of our loss estimation methods to reduce differences between estimated incurred losses and actual losses. The ALLL at December 31, 2014, represents our best estimate of the probable credit losses inherent in the loan portfolio at that date.

As shown in Figure 37, our ALLL decreased by $54 million, or 6.4%, during the past 12 months. This contraction is directly associated with the improvement in credit quality of the loan portfolio. The quality of new loan originations and decreasing levels of criticized, classified, and nonperforming loans and net loan charge-offs has resulted in a reduction in our general allowance. Our delinquency trends have declined during the past 12 months due to a modest level of loan growth, relatively stable economic conditions, and continued run-off in our exit loan portfolio reflecting our effort to maintain a moderate enterprise risk tolerance. Our liability for credit losses on lending-related commitments was $36 million at December 31, 2014. When combined with our ALLL, our total allowance for credit losses represented 1.45% of period-end loans at December 31, 2014, compared to 1.63% at December 31, 2013.

Figure 37. Allocation of the Allowance for Loan and Lease Losses

	2014			2013			2012
December 31, dollars in millions	Total Allowance	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Total Allowance	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Total Allowance	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans
Commercial, financial and agricultural	$391	49.2%	48.8%	$362	42.7%	45.8%	$327	36.8%	44.0%
Commercial real estate:
Commercial mortgage	148	18.7	14.0	165	19.4	14.2	198	22.3	14.6
Construction	28	3.5	1.9	32	3.8	2.0	41	4.6	1.9
Total commercial real estate loans	176	22.2	15.9	197	23.2	16.2	239	26.9	16.5
Commercial lease financing	56	7.1	7.4	62	7.3	8.4	55	6.2	9.3
Total commercial loans	623	78.5	72.1	621	73.2	70.4	621	69.9	69.8
Real estate — residential mortgage	23	2.9	3.9	37	4.4	4.0	30	3.4	4.1
Home equity:
Key Community Bank	66	8.3	18.1	84	9.9	19.0	105	11.8	18.6
Other	5	.6	.5	11	1.3	.6	25	2.8	.8
Total home equity loans	71	8.9	18.6	95	11.2	19.6	130	14.6	19.4
Consumer other — Key Community Bank	22	2.8	2.7	29	3.4	2.7	38	4.3	2.5
Credit cards	33	4.1	1.3	34	4.0	1.3	26	2.9	1.4
Consumer other:
Marine	21	2.7	1.3	29	3.4	1.9	39	4.4	2.6
Other	1	.1	.1	3	.4	.1	4	.5	.2
Total consumer other	22	2.8	1.4	32	3.8	2.0	43	4.9	2.8
Total consumer loans	171	21.5	27.9	227	26.8	29.6	267	30.1	30.2
Total (a)	$794	100.0%	100.0%	$848	100.0%	100.0%	$888	100.0%	100.0%

	2011			2010
	Total Allowance	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Total Allowance	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans
Commercial, financial and agricultural	$334	33.2%	39.1%	$485	30.2%	32.8%
Commercial real estate:
Commercial mortgage	272	27.1	16.2	416	25.9	19.0
Construction	63	6.3	2.7	145	9.1	4.2
Total commercial real estate loans	335	33.4	18.9	561	35.0	23.2
Commercial lease financing	78	7.8	12.2	175	10.9	12.9
Total commercial loans	747	74.4	70.2	1,221	76.1	68.9
Real estate — residential mortgage	37	3.7	3.9	49	3.1	3.7
Home equity:
Key Community Bank	103	10.2	18.6	120	7.5	19.0
Other	29	2.9	1.1	57	3.5	1.3
Total home equity loans	132	13.1	19.7	177	11.0	20.3
Consumer other — Key Community Bank	41	4.1	2.4	57	3.6	2.3
Credit cards	—	—	—	—	—	—
Consumer other:
Marine	46	4.6	3.5	89	5.5	4.5
Other	1	.1	.3	11	.7	.3
Total consumer other	47	4.7	3.8	100	6.2	4.8
Total consumer loans	257	25.6	29.8	383	23.9	31.1
Total (a)	$1,004	100.0%	100.0%	$1,604	100.0%	100.0%

(a)	Excludes allocations of the ALLL related to the discontinued operations of the education lending business in the amount of $29 million at December 31, 2014, $39 million at December 31, 2013, $55 million at December 31, 2012, $104 million at December 31, 2011, and $114 million at December 31, 2010.

Our provision (credit) for loan and lease losses was $59 million for 2014, compared to $130 million for 2013. Our net loan charge-offs were $113 million for 2014, compared to $168 million for 2013. The decrease in our provision is due to continued improvement in credit quality experienced in most of our loan portfolios. Additionally, we continue to reduce our exposure in our higher-risk businesses, including the residential properties portion of our construction loan portfolio, Marine/RV financing, and other selected leasing portfolios through the sale of certain loans, payments from borrowers, or net loan charge-offs.

Credit quality on our oil and gas loan portfolio, which represents 2% of total loans at December 31, 2014, remains solid, with net loan charge-offs lower than those on our overall portfolio. Our ALLL reflects the estimated impact of current oil prices at December 31, 2014.

Net loan charge-offs

Net loan charge-offs for 2014 totaled $113 million, or .20% of average loans, compared to net loan charge-offs of $168 million, or .32%, for the same period last year. Figure 38 shows the trend in our net loan charge-offs by loan type, while the composition of loan charge-offs and recoveries by type of loan is presented in Figure 39.

Over the past 12 months, net loan charge-offs decreased $55 million. This decrease is attributable to continued improvement in asset quality as reflected in the asset quality statistics shown in Figure 40. As shown in Figure 41, our exit loan portfolio contributed a total of $13 million in net loan charge-offs for 2014. Net loan charge-offs for 2013 in our exit loan portfolio were $17 million. The decrease in net loan charge-offs in our exit loan portfolio was primarily driven by lower levels of net loan charge offs in the consumer exit loan portfolios during 2014.

Figure 38. Net Loan Charge-offs from Continuing Operations (a)

Year ended December 31,
dollars in millions	2014	2013	2012	2011	2010
Commercial, financial and agricultural	$12	$23	$17	$119	$478
Real estate — commercial mortgage	2	(7)	79	103	330
Real estate — construction	(12)	(11)	19	56	336
Commercial lease financing	—	12	5	17	63
Total commercial loans	2	17	120	295	1,207
Home equity — Key Community Bank	28	52	88	89	116
Home equity — Other	4	14	30	41	59
Credit cards	33	27	11	—	—
Marine	14	14	37	48	86
Other	32	44	59	68	102
Total consumer loans	111	151	225	246	363
Total net loan charge-offs	$113	$168	$345	$541	$1,570

Net loan charge-offs to average loans	.20%	.32%	.69%	1.11%	2.91%
Net loan charge-offs from discontinued operations — education lending business	$31	$37	$58	$123	$121

(a)	Credit amounts indicate that recoveries exceeded charge-offs.

Figure 39. Summary of Loan and Lease Loss Experience from Continuing Operations

Year ended December 31, dollars in millions	2014	2013	2012	2011	2010
Average loans outstanding	$55,679	$53,054	$50,362	$48,606	$53,971

Allowance for loan and lease losses at beginning of period	$848	$888	$1,004	$1,604	$2,534
Loans charged off:
Commercial, financial and agricultural (a)	45	62	80	169	565

Real estate — commercial mortgage	6	20	102	113	360
Real estate — construction	5	3	24	83	380

Total commercial real estate loans (b)	11	23	126	196	740
Commercial lease financing	10	27	27	42	88

Total commercial loans	66	112	233	407	1,393
Real estate — residential mortgage	10	20	27	29	36
Home equity:
Key Community Bank	37	62	99	100	123
Other	9	20	35	45	62

Total home equity loans	46	82	134	145	185
Consumer other — Key Community Bank	30	31	38	45	64
Credit cards	34	30	11	—	—
Consumer other:
Marine	23	29	59	80	129
Other	2	4	6	9	15

Total consumer other	25	33	65	89	144

Total consumer loans	145	196	275	308	429

Total loans charged off	211	308	508	715	1,822
Recoveries:
Commercial, financial and agricultural (a)	33	39	63	50	87

Real estate — commercial mortgage	4	27	23	10	30
Real estate — construction	17	14	5	27	44

Total commercial real estate loans (b)	21	41	28	37	74
Commercial lease financing	10	15	22	25	25

Total commercial loans	64	95	113	112	186
Real estate — residential mortgage	2	2	3	3	2
Home equity:
Key Community Bank	9	10	11	11	7
Other	5	6	5	4	3

Total home equity loans	14	16	16	15	10
Consumer other — Key Community Bank	6	7	6	8	7
Credit cards	1	3	—	—	—
Consumer other:
Marine	9	15	22	32	43
Other	2	2	3	4	4

Total consumer other	11	17	25	36	47

Total consumer loans	34	45	50	62	66

Total recoveries	98	140	163	174	252

Net loans charged off	(113)	(168)	(345)	(541)	(1,570)
Provision (credit) for loan and lease losses	59	130	229	(60)	638
Foreign currency translation adjustment	—	(2)	—	1	2

Allowance for loan and lease losses at end of year	$794	$848	$888	$1,004	$1,604

Liability for credit losses on lending-related commitments at beginning of the year	$37	$29	$45	$73	$121
Provision (credit) for losses on lending-related commitments	(1)	8	(16)	(28)	(48)

Liability for credit losses on lending-related commitments at end of the year (c)	$36	$37	$29	$45	$73

Total allowance for credit losses at end of the year	$830	$885	$917	$1,049	$1,677

Net loan charge-offs to average loans	.20%	.32%	.69%	1.11%	2.91%
Allowance for loan and lease losses to period-end loans	1.38	1.56	1.68	2.03	3.20
Allowance for credit losses to period-end loans	1.45	1.63	1.74	2.12	3.35
Allowance for loan and lease losses to nonperforming loans	190.0	166.9	131.8	138.1	150.2
Allowance for credit losses to nonperforming loans	198.6	174.2	136.1	144.3	157.0

Discontinued operations — education lending business:
Loans charged off	$45	$55	$75	$138	$129
Recoveries	14	18	17	15	8

Net loan charge-offs	$(31)	$(37)	$(58)	$(123)	$(121)

(a)	See Figure 16 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial, financial and agricultural loan portfolio.

(b)	See Figure 17 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial real estate loan portfolio.

(c)	Included in “accrued expense and other liabilities” on the balance sheet.

Nonperforming assets

Figure 40 shows the composition of our nonperforming assets. These assets totaled $436 million at December 31, 2014, and represented .76% of portfolio loans, OREO and other nonperforming assets, compared to $531 million, or .97%, at December 31, 2013. See Note 1 under the headings “Nonperforming Loans,” “Impaired Loans,” and “Allowance for Loan and Lease Losses” for a summary of our nonaccrual and charge-off policies.

Figure 40. Summary of Nonperforming Assets and Past Due Loans from Continuing Operations

December 31,
dollars in millions	2014	2013	2012	2011	2010
Commercial, financial and agricultural (a)	$59	$77	$99	$188	$242

Real estate — commercial mortgage	34	37	120	218	255
Real estate — construction	13	14	56	54	241

Total commercial real estate loans (b)	47	51	176	272	496
Commercial lease financing	18	19	16	27	64

Total commercial loans	124	147	291	487	802
Real estate — residential mortgage	79	107	103	87	98
Home equity:
Key Community Bank	185	205	210	108	102
Other	10	15	21	12	18

Total home equity loans	195	220	231	120	120
Consumer other — Key Community Bank	2	3	2	1	4
Credit cards	2	4	11	—	—
Consumer other:
Marine	15	26	34	31	42
Other	1	1	2	1	2

Total consumer other	16	27	36	32	44

Total consumer loans	294	361	383	240	266

Total nonperforming loans (c)	418	508	674	727	1,068
Nonperforming loans held for sale	—	1	25	46	106
OREO	18	15	22	65	129
Other nonperforming assets	—	7	14	21	35

Total nonperforming assets	$436	$531	$735	$859	$1,338

Accruing loans past due 90 days or more	$96	$71	$78	$164	$239
Accruing loans past due 30 through 89 days	235	318	424	441	476
Restructured loans — accruing and nonaccruing (d)	270	338	320	276	297
Restructured loans included in nonperforming loans (d)	157	214	249	191	202
Nonperforming assets from discontinued operations — education lending business	11	25	20	23	40
Nonperforming loans to year-end portfolio loans	.73%	.93%	1.28%	1.47%	2.13%
Nonperforming assets to year-end portfolio loans plus OREO and other nonperforming assets	.76	.97	1.39	1.73	2.66

(a)	See Figure 16 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial, financial and agricultural loan portfolio.

(b)	See Figure 17 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial real estate loan portfolio.

(c)	Loan balances exclude $13 million, $16 million, and $23 million of PCI loans at December 31, 2014, December 31, 2013, and December 31, 2012, respectively.

(d)	Restructured loans (i.e., TDRs) are those for which Key, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. These concessions are made to improve the collectability of the loan and generally take the form of a reduction of the interest rate, extension of the maturity date or reduction in the principal balance.

As shown in Figure 40, nonperforming assets decreased during 2014, having declined for the past five years. Most of the reduction came from nonperforming loans in our consumer and commercial loan portfolios. As shown in Figure 41, our exit loan portfolio accounted for $41 million, or 9%, of total nonperforming assets at December 31, 2014, compared to $56 million, or 11%, at December 31, 2013.

At December 31, 2014, the approximate carrying amount of our commercial nonperforming loans outstanding represented 74% of their original contractual amount, total nonperforming loans outstanding represented 79% of their contractual amount, and total nonperforming assets represented 79% of their original contractual amount. At the same date, OREO represented 79% of its original contractual amount.

At December 31, 2014, our 20 largest nonperforming loans totaled $88 million, representing 21% of total loans on nonperforming status from continuing operations, compared to $86 million, representing 17% in the prior year.

Figure 41 shows the composition of our exit loan portfolio at December 31, 2014, and 2013, the net loan charge-offs recorded on this portfolio, and the nonperforming status of those loans at these dates. The exit loan portfolio represented 4% of total loans and loans held for sale at December 31, 2014, and 2013. Additional information about loan sales is included in the “Loans and loans held for sale” section under “Loan sales.”

Figure 41. Exit Loan Portfolio from Continuing Operations

	Balance Outstanding		Change 12-31-14 vs. 12-31-13	Net Loan Charge-offs		Balance on Nonperforming Status
in millions	12-31-14	12-31-13		12-31-14(c)	12-31-13(c)	12-31-14	12-31-13
Residential properties — homebuilder	$10	$20	$(10)	—	$1	$9	$7
Marine and RV floor plan	7	24	(17)	—	(3)	5	6
Commercial lease financing (a)	967	782	185	$(5)	(11)	1	—
Total commercial loans	984	826	158	(5)	(13)	15	13
Home equity — Other	267	334	(67)	4	14	10	16
Marine	779	1,028	(249)	14	14	15	26
RV and other consumer	54	70	(16)	—	2	1	1
Total consumer loans	1,100	1,432	(332)	18	30	26	43
Total exit loans in loan portfolio	$2,084	$2,258	$(174)	$13	$17	$41	$56

Discontinued operations — education lending business (not included in exit loans above) (b)	$2,295	$4,497	$ (2,202)	$31	$37	$11	$25

(a)	Includes (1) the business aviation, commercial vehicle, office products, construction and industrial leases; (2) Canadian lease financing portfolios; (3) European lease financing portfolios; and (4) all remaining balances related to lease in, lease out; sale in, lease out; service contract leases; and qualified technological equipment leases.

(b)	December 31, 2013, balance includes loans in Key’s consolidated education loan securitization trusts.

(c)	Credit amounts indicate recoveries exceeded charge-offs.

Figure 42 shows the types of activity that caused the change in our nonperforming loans during each of the last four quarters and the years ended December 31, 2014, and 2013. Loans placed on nonaccrual status decreased $339 million during 2014 compared to 2013 due to continued improvement in market liquidity.

Figure 42. Summary of Changes in Nonperforming Loans from Continuing Operations

		2014 Quarters
in millions	2014	Fourth	Third	Second	First	2013
Balance at beginning of period	$508	$401	$396	$449	$508	$674
Loans placed on nonaccrual status	389	103	109	79	98	728
Charge-offs	(211)	(49)	(49)	(56)	(57)	(309)
Loans sold	(26)	(2)	—	(21)	(3)	(127)
Payments	(68)	(17)	(13)	(17)	(21)	(208)
Transfers to OREO	(20)	(6)	(7)	(4)	(3)	(21)
Loans returned to accrual status	(154)	(12)	(35)	(34)	(73)	(229)
Balance at end of period (a)	$418	$418	$401	$396	$449	$508

(a)	Loan balances exclude $13 million and $16 million of PCI loans at December 31, 2014, and December 31, 2013, respectively.

Figure 43 shows the types of activity that caused the change in our nonperforming loans held for sale during each of the last four quarters and the years ended December 31, 2014, and 2013.

Figure 43. Summary of Changes in Nonperforming Loans Held for Sale from Continuing Operations

		2014 Quarters
in millions	2014	Fourth	Third	Second	First	2013
Balance at beginning of period	$1	—	$1	$1	$1	$25
Net advances / (payments)	—	—	—	—	—	(3)
Loans sold	(2)	—	(2)	—	—	(19)
Valuation adjustments	1	—	1	—	—	(2)
Balance at end of period	—	—	—	$1	$1	$1

Figure 44 shows the factors that contributed to the change in our OREO during 2014 and 2013. As shown in this figure, the increase in 2014 was primarily attributable to a decrease in properties sold during 2014.

Figure 44. Summary of Changes in Other Real Estate Owned, Net of Allowance, from Continuing Operations

		2014 Quarters
in millions	2014	Fourth	Third	Second	First	2013
Balance at beginning of period	$15	$16	$12	$12	$15	$22
Properties acquired — nonperforming loans	20	6	7	4	3	21
Valuation adjustments	(5)	(2)	(1)	(1)	(1)	(6)
Properties sold	(12)	(2)	(2)	(3)	(5)	(22)
Balance at end of period	$18	$18	$16	$12	$12	$15

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

Operational risk also encompasses compliance risk, which is the risk of loss from violations of, or noncompliance with, laws, rules and regulations, prescribed practices, and ethical standards. Under the Dodd-Frank Act, large financial companies like Key are subject to heightened prudential standards and regulation due to their systemic importance. This heightened level of regulation has increased our operational risk. We have created work teams to respond to and analyze the regulatory requirements that have been or will be promulgated as a result of the enactment of the Dodd-Frank Act. Resulting operational risk losses and/or additional regulatory compliance costs could take the form of explicit charges, increased operational costs, harm to our reputation, or foregone opportunities.

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

Fourth Quarter Results

Figure 45 shows our financial performance for each of the past eight quarters. Highlights of our results for the fourth quarter of 2014 are summarized below.

Earnings

Our fourth quarter net income from continuing operations attributable to Key common shareholders was $246 million, or $.28 per common share, compared to $229 million, or $.26 per common share, for the fourth quarter of 2013.

On an annualized basis, our return on average total assets from continuing operations for the fourth quarter of 2014 was 1.12%, compared to 1.08% for the fourth quarter of 2013. The annualized return on average common equity from continuing operations was 9.50% for the fourth quarter of 2014, compared to 9.10% for the year-ago quarter.

Net interest income

Our taxable-equivalent net interest income was $588 million for the fourth quarter of 2014, and the net interest margin was 2.94%. These results compare to taxable-equivalent net interest income of $589 million and a net interest margin of 3.01% for the fourth quarter of 2013. The decrease in net interest margin was largely attributable to lower earning asset yields and higher levels of excess liquidity driven by commercial deposit growth.

Noninterest income

Our noninterest income was $490 million for the fourth quarter of 2014, compared to $453 million for the year-ago quarter. The fourth quarter reflects a record high quarter for investment banking and debt placement fees, which increased $42 million, benefiting from our business model. Trust and investment services income increased $14 million, mostly due to a full-quarter impact of the recently-acquired Pacific Crest Securities. Corporate services income also increased $13 million, driven by higher derivatives income and non-yield loan fees. These increases were partially offset by declines in other income of $12 million, mortgage servicing fees of $11 million, and operating lease income and other leasing gains of $11 million.

Noninterest expense

Our noninterest expense was $704 million for the fourth quarter of 2014, compared to $712 million for the same period last year. This decline reflects lower efficiency- and pension-related charges and other expense. These decreases were slightly offset by higher incentive compensation expense related to the performance of our business and a full-quarter impact of the recently-acquired Pacific Crest Securities.

Provision for loan and lease losses

Our provision for loan and lease losses was $22 million for the fourth quarter of 2014, compared to $19 million for the year-ago quarter. Our ALLL was $794 million, or 1.38% of total period-end loans, at December 31, 2014, compared to $848 million, or 1.56%, at December 31, 2013.

Net loan charge-offs for the fourth quarter of 2014 totaled $32 million, or .22% of average loans, compared to $37 million, or .27%, for the same period last year.

Income taxes

For the fourth quarter of 2014, we recorded a tax provision from continuing operations of $94 million, compared to a tax provision of $70 million for the fourth quarter of 2013. The effective tax rate for the fourth quarter of 2014 was 27.2%, compared to 23% for the same quarter one year ago, due to an increase in pre-tax income.

Figure 45. Selected Quarterly Financial Data

	2014 Quarters				2013 Quarters
dollars in millions, except per share amounts	Fourth	Third	Second	First	Fourth	Third	Second	First
FOR THE PERIOD
Interest income	$646	$639	$639	$630	$649	$647	$657	$667
Interest expense	64	64	66	67	66	69	76	84
Net interest income	582	575	573	563	583	578	581	583
Provision (credit) for loan and lease losses	22	21	10	6	19	28	28	55
Noninterest income	490	417	455	435	453	459	429	425
Noninterest expense	704	704	689	662	712	716	711	681
Income (loss) from continuing operations before income taxes	346	267	329	330	305	293	271	272
Income (loss) from continuing operations attributable to Key	251	203	247	238	235	235	199	201
Income (loss) from discontinued operations, net of taxes (a)	2	(17)	(28)	4	(5)	37	5	3
Net income (loss) attributable to Key	253	186	219	242	230	272	204	204
Income (loss) from continuing operations attributable to Key common shareholders	246	197	242	232	229	229	193	196
Income (loss) from discontinued operations, net of taxes (a)	2	(17)	(28)	4	(5)	37	5	3
Net income (loss) attributable to Key common shareholders	248	180	214	236	224	266	198	199
PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.29	$.23	$.28	$.26	$.26	$.25	$.21	$.21
Income (loss) from discontinued operations, net of taxes (a)	—	(.02)	(.03)	—	(.01)	.04	.01	—
Net income (loss) attributable to Key common shareholders (b)	.29	.21	.24	.27	.25	.29	.22	.22
Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	.28	.23	.27	.26	.26	.25	.21	.21
Income (loss) from discontinued operations, net of taxes — assuming dilution (a)	—	(.02)	(.03)	—	(.01)	.04	.01	—
Net income (loss) attributable to Key common shareholders — assuming dilution (b)	.28	.21	.24	.26	.25	.29	.22	.21
Cash dividends paid	.065	.065	.065	.055	.055	.055	.055	.05
Book value at period end	11.91	11.74	11.65	11.43	11.25	11.05	10.89	10.89
Tangible book value at period end	10.65	10.47	10.50	10.28	10.11	9.92	9.77	9.78
Market price:
High	14.18	14.62	14.59	14.70	13.55	12.63	11.09	10.19
Low	11.55	12.97	12.90	12.25	11.24	11.05	9.29	8.29
Close	13.90	13.33	14.33	14.24	13.42	11.40	11.04	9.96
Weighted-average common shares outstanding (000)	858,811	867,350	875,298	884,727	890,516	901,904	913,736	920,316
Weighted-average common shares and potential common shares outstanding (000) (c)	886,186	874,122	902,137	891,890	897,712	908,253	918,628	926,051
AT PERIOD END
Loans	$57,381	$56,155	$55,600	$55,445	$54,457	$53,597	$53,101	$52,574
Earning assets	82,269	78,310	78,457	77,692	79,467	77,085	76,717	75,066
Total assets	93,821	89,784	91,798	90,802	92,934	90,708	90,639	89,198
Deposits	71,998	68,456	67,799	67,266	69,262	68,535	67,721	64,654
Long-term debt	7,875	7,172	8,213	7,712	7,650	6,154	6,666	7,785
Key common shareholders’ equity	10,239	10,195	10,213	10,112	10,012	9,915	9,938	10,049
Key shareholders’ equity	10,530	10,486	10,504	10,403	10,303	10,206	10,229	10,340
PERFORMANCE RATIOS — FROM CONTINUING OPERATIONS
Return on average total assets	1.12%	.92%	1.14%	1.13%	1.08%	1.12%	.95%	.99	%
Return on average common equity	9.50	7.68	9.55	9.33	9.10	9.13	7.72	7.96
Return on average tangible common equity (d)	10.64	8.55	10.60	10.38	10.13	10.18	8.60	8.87
Net interest margin (TE)	2.94	2.96	2.98	3.00	3.01	3.11	3.13	3.24
Cash efficiency ratio (d)	64.4	69.5	65.8	64.9	67.4	67.5	69.1	66.0
PERFORMANCE RATIOS — FROM CONSOLIDATED OPERATIONS
Return on average total assets	1.10%	.81%	.96%	1.09%	1.00%	1.22%	.92%	.94	%
Return on average common equity	9.58	7.01	8.44	9.50	8.90	10.61	7.92	8.08
Return on average tangible common equity (d)	10.72	7.81	9.37	10.56	9.91	11.82	8.82	9.01
Net interest margin (TE)	2.93	2.94	2.94	2.95	2.91	3.06	3.07	3.16
Loan to deposit (e)	84.6	87.4	87.1	87.5	83.8	83.8	83.6	86.9
CAPITAL RATIOS AT PERIOD END
Key shareholders’ equity to assets	11.22%	11.68%	11.44%	11.46%	11.09%	11.25%	11.29%	11.59	%
Key common shareholders’ equity to assets	10.91	11.36	11.13	11.14	10.78	10.94	10.96	11.27
Tangible common equity to tangible assets (d)	9.88	10.26	10.15	10.14	9.80	9.93	9.96	10.24
Tier 1 common equity (d)	11.17	11.26	11.25	11.27	11.22	11.17	11.18	11.40
Tier 1 risk-based capital	11.90	12.01	11.99	12.01	11.96	11.92	11.93	12.19
Total risk-based capital	13.89	14.10	14.14	14.23	14.33	14.37	14.65	15.02
Leverage	11.26	11.15	11.24	11.30	11.11	11.33	11.25	11.36
TRUST AND BROKERAGE ASSETS
Assets under management	$39,157	$39,283	$39,669	$38,893	$36,905	$36,110	$35,544	$35,714
Nonmanaged and brokerage assets	49,147	48,273	48,728	47,396	47,418	38,525	37,759	37,115
OTHER DATA
Average full-time-equivalent employees	13,590	13,905	13,867	14,055	14,197	14,555	14,999	15,396
Branches	994	997	1,009	1,027	1,028	1,044	1,052	1,084

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

(b)	EPS may not foot due to rounding.

(c)	Assumes conversion of common share options and other stock awards and/or convertible preferred stock, as applicable.

(d)	See Figure 46 entitled “Selected Quarterly GAAP to Non-GAAP Reconciliations,” which presents the computations of certain financial measures related to “tangible common equity,” “Tier 1 common equity,” and “cash efficiency.” The table reconciles the GAAP performance measures to the corresponding non-GAAP measures, which provides a basis for period-to-period comparisons.

(e)	Represents period-end consolidated total loans and loans held for sale (excluding education loans in securitizations trusts for periods prior to September 30, 2014) divided by period-end consolidated total deposits (excluding deposits in foreign office).

Figure 46. Selected Quarterly GAAP to Non-GAAP Reconciliations

		Three months ended
dollars in millions		12-31-14		9-30-14		6-30-14		3-31-14		12-31-13		9-30-13		6-30-13		3-31-13
Tangible common equity to tangible assets at period end
Key shareholders’ equity (GAAP)		$10,530		$10,486		$10,504		$10,403		$10,303		$10,206		$10,229		$10,340
Less:	Intangible assets (a)	1,090		1,105		1,008		1,012		1,014		1,017		1,021		1,024
	Series A Preferred Stock (b)	282		282		282		282		282		282		282		291

	Tangible common equity (non-GAAP)	$9,158		$9,099		$9,214		$9,109		$9,007		$8,907		$8,926		$9,025

Total assets (GAAP)		$93,821		$89,784		$91,798		$90,802		$92,934		$90,708		$90,639		$89,198
Less:	Intangible assets (a)	1,090		1,105		1,008		1,012		1,014		1,017		1,021		1,024

	Tangible assets (non-GAAP)	$92,731		$88,679		$90,790		$89,790		$91,920		$89,691		$89,618		$88,174

Tangible common equity to tangible assets ratio (non-GAAP)		9.88	%	10.26	%	10.15	%	10.14	%	9.80	%	9.93	%	9.96	%	10.24	%

Tier 1 common equity at period end
Key shareholders’ equity (GAAP)		$10,530		$10,486		$10,504		$10,403		$10,303		$10,206		$10,229		$10,340
Qualifying capital securities		339		340		339		339		339		340		339		339
Less:	Goodwill	1,057		1,051		979		979		979		979		979		979
	Accumulated other comprehensive income (loss) (c)	(395)		(366)		(328)		(367)		(394)		(409)		(359)		(204)
	Other assets (d)	83		110		86		84		89		96		101		106

	Total Tier 1 capital (regulatory)	10,124		10,031		10,106		10,046		9,968		9,880		9,847		9,798
Less:	Qualifying capital securities	339		340		339		339		339		340		339		339
	Series A Preferred Stock (b)	282		282		282		282		282		282		282		291

	Total Tier 1 common equity (non-GAAP)	$9,503		$9,409		$9,485		$9,425		$9,347		$9,258		$9,226		$9,168

Net risk-weighted assets (regulatory)		$85,100		$83,547		$84,287		$83,637		$83,328		$82,913		$82,528		$80,400

Tier 1 common equity ratio (non-GAAP)		11.17	%	11.26	%	11.25	%	11.27	%	11.22	%	11.17	%	11.18	%	11.40	%

Average tangible common equity
Average Key shareholders’ equity (GAAP)		$10,562		$10,473		$10,459		$10,371		$10,272		$10,237		$10,314		$10,279
Less:	Intangible assets (average) (e)	1,096		1,037		1,010		1,013		1,016		1,019		1,023		1,027
	Series A Preferred Stock (average)	291		291		291		291		291		291		291		291

	Average tangible common equity (non-GAAP)	$9,175		$9,145		$9,158		$9,067		$8,965		$8,927		$9,000		$8,961

Return on average tangible common equity from continuing operations
Net income (loss) from continuing operations attributable to Key common shareholders (GAAP)		$246		$197		$242		$232		$229		$229		$193		$196
Average tangible common equity (non-GAAP)		9,175		9,145		9,158		9,067		8,965		8,927		9,000		8,961

Return on average tangible common equity from continuing operations (non-GAAP)		10.64	%	8.55	%	10.60	%	10.38	%	10.13	%	10.18	%	8.60	%	8.87	%

Return on average tangible common equity consolidated
Net income (loss) attributable to Key common shareholders (GAAP)		$248		$180		$214		$236		$224		$266		$198		$199
Average tangible common equity (non-GAAP)		9,175		9,145		9,158		9,067		8,965		8,927		9,000		8,961

Return on average tangible common equity consolidated (non-GAAP)		10.72	%	7.81	%	9.37	%	10.56	%	9.91	%	11.82	%	8.82	%	9.01	%

Cash efficiency ratio
Noninterest expense (GAAP)		$704		$704		$689		$662		$712		$716		$711		$681
Less:	Intangible asset amortization (GAAP)	10		10		9		10		10		12		10		12

	Adjusted noninterest expense (non-GAAP)	$694		$694		$680		$652		$702		$704		$701		$669

Net interest income (GAAP)		$582		$575		$573		$563		$583		$578		$581		$583
Plus:	Taxable-equivalent adjustment	6		6		6		6		6		6		5		6
	Noninterest income (GAAP)	490		417		455		435		453		459		429		425

	Total taxable-equivalent revenue (non-GAAP)	$1,078		$998		$1,034		$1,004		$1,042		$1,043		$1,015		$1,014

Cash efficiency ratio (non-GAAP)		64.4	%	69.5	%	65.8	%	64.9	%	67.4	%	67.5	%	69.1	%	66.0	%

(a)	For the three months ended December 31, 2014, September 30, 2014, June 30, 2014, and March 31, 2014, intangible assets exclude $68 million, $72 million, $79 million, and $84 million, respectively, of period-end purchased credit card receivables. For the three months ended December 31, 2013, September 30, 2013, June 30, 2013, and March 31, 2013, intangible assets exclude $92 million, $99 million, $107 million, and $114 million, respectively, of period-end purchased credit card receivables.

(b)	Net of capital surplus for all periods subsequent to March 31, 2013.

(c)	Includes net unrealized gains or losses on securities available for sale (except for net unrealized losses on marketable equity securities), net gains or losses on cash flow hedges, and amounts resulting from the application of the applicable accounting guidance for defined benefit and other postretirement plans.

(d)	Other assets deducted from Tier 1 capital and net risk-weighted assets consist of disallowed intangible assets (excluding goodwill) and deductible portions of nonfinancial equity investments. There were no disallowed deferred tax assets at any quarter-end during 2014 and 2013.

(e)	For the three months ended December 31, 2014, September 30, 2014, June 30, 2014, and March 31, 2014, average intangible assets exclude $69 million, $76 million, $82 million, and $89 million, respectively, of average purchased credit card receivables. For the three months ended December 31, 2013, September 30, 2013, June 30, 2013, and March 31, 2013, average intangible assets exclude $96 million, $103 million, $110 million, and $118 million, respectively, of average purchased credit card receivables.

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

For all commercial and consumer TDRs, regardless of size, as well as all other impaired commercial loans with an outstanding balances of $2.5 million or greater, we conduct further analysis to determine the probable loss and assign a specific allowance to the loan if deemed appropriate. For example, a specific allowance may be assigned — even when sources of repayment appear sufficient — if we remain uncertain that an impaired loan will be repaid in full.

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

Even minor changes in the level of estimated losses can significantly affect management’s determination of the appropriate allowance because those changes must be applied across a large portfolio. To illustrate, an increase in estimated losses equal to one-tenth of one percent of our consumer loan portfolio as of December 31, 2014, would indicate the need for a $16 million increase in the allowance. The same increase in estimated losses for the commercial loan portfolio would result in a $41 million increase in the allowance. Such adjustments to the ALLL can materially affect financial results. Following the above examples, a $16 million increase in the consumer loan portfolio allowance would have reduced our earnings on an after-tax basis by approximately $10 million, or $.01 per common share; a $41 million increase in the commercial loan portfolio allowance would have reduced earnings on an after-tax basis by approximately $26 million, or $.03 per common share.

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

At December 31, 2014, $15.1 billion, or 16%, of our total assets were measured at fair value on a recurring basis. Substantially all of these assets were classified as Level 1 or Level 2 within the fair value hierarchy. At December 31, 2014, $1.2 billion, or 1%, of our total liabilities were measured at fair value on a recurring basis. Substantially all of these liabilities were classified as Level 1 or Level 2.

At December 31, 2014, $18 million, or less than 1%, of our total assets were measured at fair value on a nonrecurring basis. All of these assets were classified as Level 3. At December 31, 2014, there were no liabilities measured at fair value on a nonrecurring basis.

A discussion of the valuation methodology applied to our loans held for sale is included in Note 1 under the heading “Loans Held for Sale.”

Our principal investments include direct and indirect investments, predominantly in privately-held companies. The fair values of these investments are determined by considering a number of factors, including the target company’s financial condition and results of operations, values of public companies in comparable businesses, market liquidity, and the nature and duration of resale restrictions. The fair value of principal investments was

$406 million at December 31, 2014. A 10% positive or negative variance in that fair value would have increased or decreased our 2014 earnings by approximately $41 million ($25 million after tax, or $.03 per common share).

The valuation and testing methodologies used in our analysis of goodwill impairment are summarized in Note 1 under the heading “Goodwill and Other Intangible Assets.” Accounting guidance that was effective for us on January 1, 2012, permits an entity to first assess qualitative factors to determine whether additional goodwill impairment testing is required. We did not choose to utilize this qualitative assessment in our annual goodwill impairment testing in the fourth quarter of 2014. Therefore, the first step in testing for impairment is to determine the fair value of each reporting unit. Our reporting units for purposes of this testing are our two major business segments: Key Community Bank and Key Corporate Bank. Fair values are estimated using comparable external market data (market approach) and discounted cash flow modeling that incorporates an appropriate risk premium and earnings forecast information (income approach). We believe the estimates and assumptions used in the goodwill impairment analysis for our reporting units are reasonable. However, if actual results and market conditions differ from the assumptions or estimates used, the fair value of each reporting unit could change in the future.

The second step of impairment testing is necessary only if the carrying amount of either reporting unit exceeds its fair value, suggesting goodwill impairment. In such a case, we would estimate a hypothetical purchase price for the reporting unit (representing the unit’s fair value) and then compare that hypothetical purchase price with the fair value of the unit’s net assets (excluding goodwill). Any excess of the estimated purchase price over the fair value of the reporting unit’s net assets represents the implied fair value of goodwill. An impairment loss would be recognized as a charge to earnings if the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill. We continue to monitor the impairment indicators for goodwill and other intangible assets, and to evaluate the carrying amount of these assets quarterly. The acquisition of Pacific Crest Securities during the third quarter of 2014 resulted in a $78 million increase in the goodwill at the Key Corporate Bank unit. At December 31, 2014, the Key Community Bank reporting unit had $979 million in goodwill and the Key Corporate Bank reporting unit had $78 million in goodwill. Additional information is provided in Note 10 (“Goodwill and Other Intangible Assets”).

The primary assumptions used in determining our pension and other postretirement benefit obligations and related expenses, including sensitivity analysis of these assumptions, are presented in Note 16 (“Employee Benefits”).

When potential asset impairment is identified, we must exercise judgment to determine the nature of the potential impairment (i.e., temporary or other-than-temporary) to apply the appropriate accounting treatment. For example, unrealized losses on securities available for sale that are deemed temporary are recorded in shareholders’ equity; those deemed “other-than-temporary” are recorded in either earnings or shareholders’ equity based on certain factors. Additional information regarding temporary and other-than-temporary impairment on securities available for sale at December 31, 2014, is provided in Note 7 (“Securities”).

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

Contingent liabilities, guarantees and income taxes

Note 20 (“Commitments, Contingent Liabilities and Guarantees”) summarizes contingent liabilities arising from litigation and contingent liabilities arising from guarantees in various agreements with third parties under which we are a guarantor, and the potential effects of these items on the results of our operations. We record a liability for the fair value of the obligation to stand ready to perform over the term of a guarantee, but there is a risk that our actual future payments in the event of a default by the guaranteed party could exceed the recorded amount. See Note 20 for a comparison of the liability recorded and the maximum potential undiscounted future payments for the various types of guarantees that we had outstanding at December 31, 2014.

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

During 2014, we did not significantly alter the manner in which we applied our critical accounting policies or developed related assumptions and estimates.

European Sovereign and Non-Sovereign Debt Exposures

Our total European sovereign and non-sovereign debt exposure is presented in Figure 47.

Figure 47. European Sovereign and Non-Sovereign Debt Exposures

December 31, 2014 in millions	Short- and Long- Term Commercial Total (a)	Foreign Exchange and Derivatives with Collateral (b)	Net Exposure
France:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	$(4)	$(4)
Non-sovereign non-financial institutions	$35	—	35
Total	35	(4)	31
Germany:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	(2)	(2)
Non-sovereign non-financial institutions	200	—	200
Total	200	(2)	198
Greece:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	—	—	—
Total	—	—	—
Iceland:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	—	—	—
Total	—	—	—
Ireland:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	3	—	3
Total	3	—	3
Italy:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	58	—	58
Total	58	—	58
Netherlands:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	23	—	23
Total	23	—	23
Portugal:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	—	—	—
Total	—	—	—
Spain:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	47	—	47
Total	47	—	47
Switzerland:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	(3)	(3)
Non-sovereign non-financial institutions	83	—	83
Total	83	(3)	80
United Kingdom:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	5	5
Non-sovereign non-financial institutions	118	—	118
Total	118	5	123
Other Europe: (c)
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	102	—	102
Total	102	—	102
Total Europe:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	(4)	(4)
Non-sovereign non-financial institutions	669	—	669
Total	$669	$(4)	$665

(a)	This column represents our outstanding leases.

(b)	This column represents contracts to hedge our balance sheet asset and liability needs, and to accommodate our clients’ trading and/or hedging needs. Our derivative mark-to-market exposures are calculated and reported on a daily basis. These exposures are largely covered by cash or highly marketable securities collateral with daily collateral calls.

(c)	Other Europe consists of the following countries: Austria, Belarus, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Finland, Hungary, Lithuania, Luxembourg, Malta, Norway, Poland, Romania, Russia, Slovakia, Slovenia, Sweden, and Ukraine. Approximately 99% of our exposure in Other Europe is in Belgium, Finland, and Sweden.

Our credit risk exposure is largely concentrated in developed countries with emerging market exposure essentially limited to commercial facilities; these exposures are actively monitored by management. We do not have at-risk exposures in the rest of the world.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information included under the caption “Risk Management — Market risk management” in the MD&A beginning on page 76 is incorporated herein by reference.

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

Management’s Assessment of Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over our financial reporting. We have assessed the effectiveness of our internal control and procedures over financial reporting using criteria described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that assessment, we believe we maintained an effective system of internal control over financial reporting as of December 31, 2014. Our independent registered public accounting firm has issued an attestation report, dated March 2, 2015, on our internal control over financial reporting, which is included in this annual report.

Beth E. Mooney

Chairman, Chief Executive Officer and President

Donald R. Kimble

Chief Financial Officer

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

on Internal Control over Financial Reporting

The Board of Directors and Shareholders of KeyCorp

We have audited KeyCorp’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). KeyCorp’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on KeyCorp’s internal control over financial reporting based on our audit.

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

In our opinion, KeyCorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of KeyCorp as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated March 2, 2015 expressed an unqualified opinion thereon.

Cleveland, Ohio March 2, 2015

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of KeyCorp

We have audited the accompanying consolidated balance sheets of KeyCorp as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of KeyCorp’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KeyCorp at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), KeyCorp’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 2, 2015 expressed an unqualified opinion thereon.

Cleveland, Ohio March 2, 2015

Consolidated Balance Sheets

December 31,
in millions, except per share data	2014	2013

ASSETS
Cash and due from banks	$653	$617
Short-term investments	4,269	5,590
Trading account assets	750	738
Securities available for sale	13,360	12,346
Held-to-maturity securities (fair value: $4,974 and $4,617)	5,015	4,756
Other investments	760	969
Loans, net of unearned income of $682 and $805	57,381	54,457
Less: Allowance for loan and lease losses	794	848

Net loans	56,587	53,609
Loans held for sale	734	611
Premises and equipment	841	885
Operating lease assets	330	305
Goodwill	1,057	979
Other intangible assets	101	127
Corporate-owned life insurance	3,479	3,408
Derivative assets	609	407
Accrued income and other assets (including $1 of consolidated LIHTC guaranteed funds VIEs, see Note 11) (a)	2,952	3,015
Discontinued assets (including $191 of loans in portfolio at fair value)	2,324	4,572

Total assets	$93,821	$92,934

LIABILITIES
Deposits in domestic offices:
NOW and money market deposit accounts	$34,536	$33,952
Savings deposits	2,371	2,472
Certificates of deposit ($100,000 or more)	2,040	2,631
Other time deposits	3,259	3,648

Total interest-bearing deposits	42,206	42,703
Noninterest-bearing deposits	29,228	26,001
Deposits in foreign office — interest-bearing	564	558

Total deposits	71,998	69,262
Federal funds purchased and securities sold under repurchase agreements	575	1,534
Bank notes and other short-term borrowings	423	343
Derivative liabilities	784	414
Accrued expense and other liabilities	1,621	1,557
Long-term debt	7,875	7,650
Discontinued liabilities	3	1,854

Total liabilities	83,279	82,614

EQUITY
Preferred stock, $1 par value, authorized 25,000,000 shares:
7.75% Noncumulative Perpetual Convertible Preferred Stock, Series A, $100 liquidation preference; authorized 7,475,000 shares; issued 2,904,839 and 2,904,839 shares	291	291
Common shares, $1 par value; authorized 1,400,000,000 shares; issued 1,016,969,905 and 1,016,969,905 shares	1,017	1,017
Capital surplus	3,986	4,022
Retained earnings	8,273	7,606
Treasury stock, at cost (157,566,493 and 126,245,538 shares)	(2,681)	(2,281)
Accumulated other comprehensive income (loss)	(356)	(352)

Key shareholders’ equity	10,530	10,303
Noncontrolling interests	12	17

Total equity	10,542	10,320

Total liabilities and equity	$93,821	$92,934

(a)	The assets of the VIEs can only be used by the particular VIE, and there is no recourse to Key with respect to the liabilities of the consolidated LIHTC VIEs.

See	Notes to Consolidated Financial Statements.

Consolidated Statements of Income

Year ended December 31,
dollars in millions, except per share amounts	2014	2013	2012

INTEREST INCOME
Loans	$2,110	$2,151	$2,155
Loans held for sale	21	20	20
Securities available for sale	277	311	399
Held-to-maturity securities	93	82	69
Trading account assets	25	21	18
Short-term investments	6	6	6
Other investments	22	29	38

Total interest income	2,554	2,620	2,705

INTEREST EXPENSE
Deposits	117	158	257
Federal funds purchased and securities sold under repurchase agreements	2	2	4
Bank notes and other short-term borrowings	9	8	7
Long-term debt	133	127	173

Total interest expense	261	295	441

NET INTEREST INCOME	2,293	2,325	2,264
Provision (credit) for loan and lease losses	59	130	229

Net interest income (expense) after provision for loan and lease losses	2,234	2,195	2,035

NONINTEREST INCOME
Trust and investment services income	403	393	375
Investment banking and debt placement fees	397	333	327
Service charges on deposit accounts	261	281	287
Operating lease income and other leasing gains	96	117	201
Corporate services income	178	172	168
Cards and payments income	166	162	135
Corporate-owned life insurance income	118	120	122
Consumer mortgage income	10	19	40
Mortgage servicing fees	46	58	24
Net gains (losses) from principal investing	78	52	72
Other income (a)	44	59	105

Total noninterest income	1,797	1,766	1,856

NONINTEREST EXPENSE
Personnel	1,591	1,609	1,570
Net occupancy	261	275	260
Computer processing	158	156	164
Business services and professional fees	156	151	190
Equipment	96	104	107
Operating lease expense	42	47	57
Marketing	49	51	68
FDIC assessment	30	30	31
Intangible asset amortization	39	44	23
Provision (credit) for losses on lending-related commitments	(2)	8	(16)
OREO expense, net	5	7	15
Other expense	334	338	349

Total noninterest expense	2,759	2,820	2,818

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,272	1,141	1,073
Income taxes	326	271	231

INCOME (LOSS) FROM CONTINUING OPERATIONS	946	870	842
Income (loss) from discontinued operations, net of taxes of ($23), $26 and $14 (see Note 13)	(39)	40	23

NET INCOME (LOSS)	907	910	865
Less: Net income (loss) attributable to noncontrolling interests	7	—	7

NET INCOME (LOSS) ATTRIBUTABLE TO KEY	$900	$910	$858

Income (loss) from continuing operations attributable to Key common shareholders	$917	$847	$813
Net income (loss) attributable to Key common shareholders	878	887	836

Per common share:
Income (loss) from continuing operations attributable to Key common shareholders	$1.05	$.93	$.87
Income (loss) from discontinued operations, net of taxes	(.04)	.04	.02
Net income (loss) attributable to Key common shareholders (b)	1.01	.98	.89

Per common share — assuming dilution:
Income (loss) from continuing operations attributable to Key common shareholders	$1.04	$.93	$.86
Income (loss) from discontinued operations, net of taxes	(.04)	.04	.02
Net income (loss) attributable to Key common shareholders (b)	.99	.97	.89
Cash dividends declared per common share	$.25	$.215	$.18
Weighted-average common shares outstanding (000)	871,464	906,524	938,941
Effect of convertible preferred stock	—	—	—
Effect of common share options and other stock awards	6,735	6,047	4,318

Weighted-average common shares and potential common shares outstanding (000) (c)	878,199	912,571	943,259

(a)	For the years ended December 31, 2014, 2013, and 2012, net securities gains (losses) totaled less than $1 million, $1 million, and less than $1 million, respectively. For 2014, 2013, and 2012, we did not have any impairment losses related to securities.

(b)	EPS may not foot due to rounding.

(c)	Assumes conversion of common share options and other stock awards and/or convertible preferred stock, as applicable.

See Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

Year ended December 31,
in millions	2014	2013	2012

Net income (loss)	$907	$910	$865
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale, net of income taxes of $35, ($173), and ($58)	59	(292)	(98)
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of $2, ($17), and $12	3	(29)	20
Foreign currency translation adjustments, net of income taxes of ($8), ($3), and ($3)	(20)	(13)	10
Net pension and postretirement benefit costs, net of income taxes of ($27), $63, and ($17)	(46)	106	(28)

Total other comprehensive income (loss), net of tax	(4)	(228)	(96)

Comprehensive income (loss)	903	682	769
Less: Comprehensive income attributable to noncontrolling interests	7	—	7

Comprehensive income (loss) attributable to Key	$896	$682	$762

See Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Equity

	Key Shareholders’ Equity
dollars in millions, except per share amounts	Preferred Shares Outstanding (000)	Common Shares Outstanding (000)	Preferred Stock	Common Shares	Capital Surplus	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests

BALANCE AT DECEMBER 31, 2011	2,905	953,008	$291	$1,017	$4,194	$6,246	$(1,815)	$(28)	$17
Net income (loss)						858			7
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale, net of income taxes of ($58)								(98)
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of $12								20
Foreign currency translation adjustments, net of income taxes of ($3)								10
Net pension and postretirement benefit costs, net of income taxes of ($17)								(28)
Deferred compensation					17
Cash dividends declared on common shares ($.18 per share)						(169)
Cash dividends declared on Noncumulative Series A Preferred Stock ($7.75 per share)						(22)
Common shares repurchased		(30,637)					(251)
Common shares reissued (returned) for stock options and other employee benefit plans		3,398			(85)		114
Net contribution from (distribution to) noncontrolling interests									14

BALANCE AT DECEMBER 31, 2012	2,905	925,769	$291	$1,017	$4,126	$6,913	$(1,952)	$(124)	$38
Net income (loss)						910			—
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale, net of income taxes of ($173)								(292)
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of ($17)								(29)
Foreign currency translation adjustments, net of income taxes of ($3)								(13)
Net pension and postretirement benefit costs, net of income taxes of $63								106
Cash dividends declared on common shares ($.215 per share)						(194)
Cash dividends declared on Noncumulative Series A Preferred Stock ($7.75 per share)						(23)
Common shares repurchased		(41,599)					(474)
Common shares reissued (returned) for stock options and other employee benefit plans		6,554			(104)		145
Net contribution from (distribution to) noncontrolling interests									(21)

BALANCE AT DECEMBER 31, 2013	2,905	890,724	$291	$1,017	$4,022	$7,606	$(2,281)	$(352)	$17
Net income (loss)						900			7
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale, net of income taxes of $35								59
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of $2								3
Foreign currency translation adjustments, net of income taxes of ($8)								(20)
Net pension and postretirement benefit costs, net of income taxes of ($27)								(46)
Deferred compensation					2
Cash dividends declared on common shares ($.25 per share)						(218)
Cash dividends declared on Noncumulative Series A Preferred Stock ($7.75 per share)						(22)
Common shares repurchased		(36,285)					(484)
Common shares reissued (returned) for stock options and other employee benefit plans		4,964			(38)		84
LIHTC guaranteed funds put						7
Net contribution from (distribution to) noncontrolling interests									(12)

BALANCE AT DECEMBER 31, 2014	2,905	859,403	$291	$1,017	$3,986	$8,273	$(2,681)	$(356)	$12

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

Year ended December 31,
in millions	2014	2013	2012

OPERATING ACTIVITIES
Net income (loss)	$907	$910	$865
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision (credit) for loan and lease losses	59	130	229
Provision (credit) for losses on lending-related commitments	(2)	8	(16)
Provision (credit) for losses on LIHTC guaranteed funds	(7)	4	—
Depreciation, amortization and accretion expense, net	227	220	235
Increase in cash surrender value of corporate-owned life insurance	(106)	(106)	(110)
Stock-based compensation expense	44	35	49
FDIC reimbursement (payments), net of FDIC expense	1	296	26
Deferred income taxes (benefit)	5	29	35
Proceeds from sales of loans held for sale	5,386	5,595	5,535
Originations of loans held for sale, net of repayments	(5,415)	(5,440)	(5,189)
Net losses (gains) from sale of loans held for sale	(97)	(115)	(144)
Net losses (gains) from principal investing	(78)	(52)	(72)
Net losses (gains) and writedown on OREO	3	6	13
Net losses (gains) on leased equipment	(35)	(43)	(111)
Net losses (gains) on sales of fixed assets	7	12	2
Net securities losses (gains)	—	(1)	—
Gain on sale of Victory	(10)	(146)	—
Loss on sale of residual interests and deconsolidation of securitization trusts	40	—	—
Net decrease (increase) in trading account assets	(12)	(133)	18
Other operating activities, net	403	338	(66)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,320	1,547	1,299
INVESTING ACTIVITIES
Cash received (used) in acquisitions, net of cash acquired	(114)	601	776
Proceeds from sale of residual interests	57	—	—
Proceeds from sale of Victory	10	131	—
Net decrease (increase) in short-term investments, excluding acquisitions	1,358	(1,650)	(421)
Purchases of securities available for sale	(3,797)	(5,222)	(1,772)
Proceeds from sales of securities available for sale	—	35	1
Proceeds from prepayments and maturities of securities available for sale	2,860	4,470	5,551
Proceeds from prepayments and maturities of held-to-maturity securities	850	847	660
Purchases of held-to-maturity securities	(1,109)	(1,672)	(2,481)
Purchases of other investments	(49)	(46)	(66)
Proceeds from sales of other investments	334	187	28
Proceeds from prepayments and maturities of other investments	4	6	197
Net decrease (increase) in loans, excluding acquisitions, sales and transfers	(3,296)	(2,026)	(2,935)
Proceeds from sales of portfolio loans	120	185	277
Proceeds from corporate-owned life insurance	35	31	33
Purchases of premises, equipment, and software	(97)	(100)	(164)
Proceeds from sales of premises and equipment	1	8	1
Proceeds from sales of other real estate owned	17	23	67

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(2,816)	(4,192)	(248)
FINANCING ACTIVITIES
Net increase (decrease) in deposits, excluding acquisitions	2,736	2,333	1,989
Net increase (decrease) in short-term borrowings	(879)	(18)	(152)
Net proceeds from issuance of long-term debt	1,727	2,573	837
Payments on long-term debt	(1,355)	(1,545)	(3,394)
Repurchase of common shares	(484)	(474)	(251)
Net proceeds from reissuance of common shares	27	26	2
Cash dividends paid	(240)	(217)	(191)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,532	2,678	(1,160)

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	36	33	(109)
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	617	584	693

CASH AND DUE FROM BANKS AT END OF YEAR	$653	$617	$584

Additional disclosures relative to cash flows:
Interest paid	$281	$293	$464
Income taxes paid (refunded)	131	185	84
Noncash items:
Assets acquired	$41	$41	$1,283
Liabilities assumed	17	—	2,059
Reduction of secured borrowing and related collateral	152	—	—
LIHTC guaranteed funds put	7	—	—
Loans transferred to portfolio from held for sale	19	9	41
Loans transferred to held for sale from portfolio	16	61	118
Loans transferred to other real estate owned	23	21	38

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

FSOC: Financial Stability Oversight Council.

FVA: Fair value of employee benefit plan assets.

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

NFA: National Futures Association.

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

VEBA: Voluntary Employee Beneficiary Association.

Victory: Victory Capital Management and/or

Victory Capital Advisors.

VIE: Variable interest entity.

Organization

We are one of the nation’s largest bank-based financial services companies, with consolidated total assets of $93.8 billion at December 31, 2014. We provide deposit, lending, cash management, and investment services to individuals and small and medium-sized businesses through our subsidiary, KeyBank. We also provide a broad range of sophisticated corporate and investment banking products, such as merger and acquisition advice, public and private debt and equity, syndications, and derivatives to middle market companies in selected industries throughout the United States through our subsidiary, KeyBanc Capital Markets. As of December 31, 2014, KeyBank operated 994 full-service retail banking branches and 1,287 automated teller machines in 12 states, as well as additional offices, online and mobile banking capabilities, and a telephone banking call center. Additional information pertaining to our two major business segments, Key Community Bank and Key Corporate Bank, is included in Note 23 (“Line of Business Results”).

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

In preparing these financial statements, subsequent events were evaluated through the time the financial statements were issued. Financial statements are considered issued when they are widely distributed to all shareholders and other financial statement users or filed with the SEC.

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

Loans Held for Sale

Our loans held for sale at December 31, 2014, and December 31, 2013, are disclosed in Note 4 (“Loans and Loans Held for Sale”). These loans, which we originated and intend to sell, are carried at the lower of aggregate cost or fair value. Fair value is determined based on available market data for similar assets, expected cash flows, and appraisals of underlying collateral or the credit quality of the borrower. If a loan is transferred from the loan portfolio to the held-for-sale category, any write-down in the carrying amount of the loan at the date of transfer is recorded as a charge-off. Subsequent declines in fair value are recognized as a charge to noninterest income. When a loan is placed in the held-for-sale category, we stop amortizing the related deferred fees and costs. The remaining unamortized fees and costs are recognized as part of the cost basis of the loan at the time it is sold.

Nonperforming Loans

Nonperforming loans are loans for which we do not accrue interest income, and include commercial and consumer loans and leases, as well as current year TDRs and nonaccruing TDR loans from prior years. Nonperforming loans do not include loans held for sale or PCI loans.

We generally classify commercial loans as nonperforming and stop accruing interest (i.e., designate the loan “nonaccrual”) when the borrower’s principal or interest payment is 90 days past due unless the loan is well-secured and in the process of collection. Commercial loans are also placed on nonaccrual status when payment is not past due but we have serious doubts about the borrower’s ability to comply with existing repayment terms. Once a loan is designated nonaccrual (and as a result impaired), the interest accrued but not collected generally is charged against the ALLL, and payments subsequently received generally are applied to principal. However, if we believe that all principal and interest on a commercial nonaccrual loan ultimately are collectible, interest income may be recognized as received. Commercial loans generally are charged off in full or charged down to the fair value of the underlying collateral when the borrower’s payment is 180 days past due.

We generally classify consumer loans as nonperforming and stop accruing interest when the borrower’s payment is 120 days past due, unless the loan is well-secured and in the process of collection. Any second lien home equity loan with an associated first lien that is 120 days or more past due or in foreclosure, or for which the first mortgage delinquency timeframe is unknown, is reported as a nonperforming loan. Secured loans that are discharged through Chapter 7 bankruptcy and not formally re-affirmed are designated as nonperforming and TDRs. Our charge-off policy for most consumer loans takes effect when payments are 120 days past due. Home equity and residential mortgage loans generally are charged down to the fair value of the underlying collateral when payment is 180 days past due. Credit card loans and similar unsecured products continue to accrue interest until the account is charged off at 180 days past due.

Commercial and consumer loans may be returned to accrual status if we are reasonably assured that all contractually due principal and interest are collectible and the borrower has demonstrated a sustained period (generally six months) of repayment performance under the contracted terms of the loan and applicable regulation.

Impaired Loans

A nonperforming loan is considered to be impaired and assigned a specific reserve when, based on current information and events, it is probable that we will be unable to collect all amounts due (both principal and interest) according to the contractual terms of the loan agreement.

All commercial and consumer TDRs regardless of size and all impaired commercial loans with an outstanding balance of $2.5 million or greater are individually evaluated for impairment. Nonperforming loans of less than $2.5 million and smaller-balance homogeneous loans (residential mortgage, home equity loans, marine, etc.) are aggregated and collectively evaluated for impairment. The amount of the reserve is estimated based on the criteria outlined in the “Allowance for Loan and Lease Losses” section of this note.

Allowance for Loan and Lease Losses

The ALLL represents our estimate of probable credit losses inherent in the loan portfolio at the balance sheet date. We establish the amount of this allowance by analyzing the quality of the loan portfolio at least quarterly, and more often if deemed necessary. We segregate our loan portfolio between commercial and consumer loans and develop and document our methodology to determine the ALLL accordingly. We believe these portfolio segments represent the most appropriate level for determining our historical loss experience, as well as the level at which we monitor credit quality and risk characteristics of the portfolios. Commercial loans, which generally have larger individual balances, constitute a significant portion of our total loan portfolio. The consumer portfolio typically includes smaller-balance homogeneous loans.

We estimate the appropriate level of our ALLL by applying expected loss rates to existing loans with similar risk characteristics. Expected loss rates for commercial loans are derived from a statistical analysis of our historical default and loss severity experience. The analysis utilizes probability of default and loss given default to assign loan grades using our internal risk rating system. Our expected loss rates are reviewed quarterly and updated as necessary. As of December 31, 2014, the probability of default ratings was based on our default data for the period from January 2008 through October 2014, which encompasses the last downturn period as well as our more recent positive credit experience. We adjust expected loss rates based on calculated estimates of the average time period from initial loss indication to the initial loss recorded for an individual loan.

Expected loss rates for consumer loans are derived from a statistical analysis of our historical default and loss severity experience. Consumer loans are analyzed quarterly in homogeneous product-type pools that share similar attributes and are assigned an expected loss rate that represents expected losses over the next 12 months. The estimate of the average time period from initial loss indication to initial loss recorded for consumer loans is 1 to 2 years.

The ALLL may be adjusted to reflect our current assessment of many qualitative factors that may not be directly measured in the statistical analysis of expected loss, including:

¿	changes in international, national, regional, and local economic and business conditions;

¿	changes in the experience, ability, and depth of our lending management and staff;

¿	changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices;

¿	changes in the nature and volume of the loan portfolio, including the existence and effect of any concentrations of credit, and changes in the level of such concentrations;

¿	changes in the volume and/or severity of past due, nonaccrual, and adversely classified or graded loans; and

¿	external factors, such as competition, legal developments, and regulatory requirements.

For all commercial and consumer loan TDRs, regardless of size, as well as impaired commercial loans with an outstanding balance of $2.5 million or greater, we conduct further analysis to determine the probable loss content and assign a specific allowance to the loan if deemed appropriate. We estimate the extent of the individual impairment for commercial loans and TDRs by comparing the recorded investment of the loan with the estimated present value of its future cash flows, the fair value of its underlying collateral, or the loan’s observable market price. Secured consumer loan balances of TDRs that are discharged through Chapter 7 bankruptcy and not formally re-affirmed are adjusted to reflect the fair value of the underlying collateral, less costs to sell. Other consumer loan TDRs are combined in homogenous pools and assigned a specific allocation based on the estimated present value of future cash flows using the effective interest rate. A specific allowance also may be assigned — even when sources of repayment appear sufficient — if we remain uncertain about whether the loan will be repaid in full. On at least a quarterly basis, we evaluate the appropriateness of our loss estimation methods to reduce differences between estimated incurred losses and actual losses.

While quantitative modeling factors such as default probability and expected recovery rates are constantly changing as the financial strength of the borrower and overall economic conditions change, there have been no changes to the accounting policies or methodology we used to estimate the ALLL.

Liability for Credit Losses on Lending-Related Commitments

The liability for credit losses inherent in lending-related commitments, such as letters of credit and unfunded loan commitments, is included in “accrued expense and other liabilities” on the balance sheet. This liability totaled $36 million at December 31, 2014, and $37 million at December 31, 2013. We establish the amount of this liability by considering both historical trends and current market conditions quarterly, or more often if deemed necessary.

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

There are three acceptable techniques for measuring fair value: the market approach, the income approach, and the cost approach. The appropriate technique for valuing a particular asset or liability depends on the exit market, the nature of the asset or liability being valued, and how a market participant would value the same asset or liability. Ultimately, selecting the appropriate valuation method requires significant judgment, and applying the valuation technique requires sufficient knowledge and expertise.

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

Short-Term Investments

Short-term investments consist of segregated, interest-bearing deposits due from banks, the Federal Reserve, and certain non-U.S. banks as well as reverse repurchase agreements. Reverse repurchase agreements are further described under the “Repurchase agreements” heading in this section.

Trading Account Assets

Trading account assets are debt and equity securities, as well as commercial loans that we purchase and hold but intend to sell in the near term. These assets are reported at fair value. Realized and unrealized gains and losses on trading account assets are reported in “other income” on the income statement.

Securities

Securities available for sale.  Securities available for sale are securities that we intend to hold for an indefinite period of time but that may be sold in response to changes in interest rates, prepayment risk, liquidity needs, or other factors. Securities available for sale are reported at fair value. Unrealized gains and losses (net of income taxes) deemed temporary are recorded in equity as a component of AOCI on the balance sheet. Unrealized losses on equity securities deemed “other-than-temporary,” and realized gains and losses resulting from sales of securities using the specific identification method, are included in “other income” on the income statement. Unrealized losses on debt securities deemed “other-than-temporary” are included in “other income” on the income statement or in AOCI in accordance with the applicable accounting guidance, as further described under the heading “Other-than-Temporary Impairments” in this note and in Note 7 (“Securities”).

“Other securities” held in the available-for-sale portfolio consist of marketable equity securities that are traded on a public exchange such as the NYSE or NASDAQ and convertible preferred stock of a privately held company.

Held-to-maturity securities.  Held-to-maturity securities are debt securities that we have the intent and ability to hold until maturity. Debt securities are carried at cost and adjusted for amortization of premiums and accretion of discounts using the interest method. This method produces a constant rate of return on the adjusted carrying amount.

“Other securities” held in the held-to-maturity portfolio consist of foreign bonds and capital securities.

Other-than-Temporary Impairments

If the amortized cost of a debt security is greater than its fair value and we intend to sell it, or it is more-likely-than-not that we will be required to sell it, before the expected recovery of the amortized cost, then the entire impairment is recognized in earnings. If we have no intent to sell the security, or it is more-likely-than-not that we will not be required to sell it, before expected recovery, then the credit portion of the impairment is recognized in earnings, while the remaining portion attributable to factors such as liquidity and interest rate changes is recognized in equity as a component of AOCI on the balance sheet. The credit portion is equal to the difference between the cash flows expected to be collected and the amortized cost of the debt security.

Generally, if the amortized cost of an equity security is greater than its fair value by more than 20% consistently for more than six months, the difference is considered to be other-than-temporary.

Other Investments

Principal investments — investments in equity and debt instruments made by our Principal Investing unit — represented 53% and 57% of other investments at December 31, 2014, and December 31, 2013, respectively, and included both direct investments (investments made in a particular company) and indirect investments (investments made through funds that include other investors). Principal investments are predominantly made in privately held companies and are carried at fair value ($406 million at December 31, 2014, and $554 million at December 31, 2013). Changes in fair values and realized gains and losses on sales of principal investments are reported as “net gains (losses) from principal investing” on the income statement.

In addition to principal investments, “other investments” include other equity and mezzanine instruments, such as certain real estate-related investments that are carried at fair value, as well as other types of investments that generally are carried at cost. The carrying amounts of the investments carried at cost are adjusted for declines in value if they are considered to be other-than-temporary. These adjustments are included in “other income” on the income statement.

Repurchase agreements

We enter into repurchase and reverse repurchase agreements primarily to acquire securities to cover short positions, to finance our investing positions, and to settle other securities obligations. Repurchase and reverse repurchase agreements are accounted for as collateralized financing transactions and recorded on our balance sheet at the amounts at which the securities will be subsequently sold or repurchased. The value of our repurchase and reverse repurchase agreements is based on the valuation of the underlying securities, as further described under the “Other assets and liabilities” heading in Note 6 (“Fair Value Measurements”). Fees received in connection with these transactions are recorded in interest income; fees paid are recorded in interest expense.

Derivatives

In accordance with applicable accounting guidance, all derivatives are recognized as either assets or liabilities on the balance sheet at fair value. The net increase or decrease in derivatives is included in “other operating activities, net” within the statement of cash flows.

Accounting for changes in fair value (i.e., gains or losses) of derivatives differs depending on whether the derivative has been designated and qualifies as part of a hedge relationship, and further, on the type of hedge relationship. For derivatives that are not designated as hedging instruments, any gain or loss is recognized immediately in earnings. A derivative that is designated and qualifies as a hedging instrument must be designated as a fair value hedge, a cash flow hedge, or a hedge of a net investment in a foreign operation.

A fair value hedge is used to limit exposure to changes in the fair value of existing assets, liabilities, and commitments caused by changes in interest rates or other economic factors. The effective portion of a change in the fair value of an instrument designated as a fair value hedge is recorded in earnings at the same time as a change in fair value of the hedged item, resulting in no effect on net income. The ineffective portion of a change in the fair value of such a hedging instrument is recognized in “other income” on the income statement, with no corresponding offset.

A cash flow hedge is used to minimize the variability of future cash flows that is caused by changes in interest rates or other economic factors. The effective portion of a gain or loss on a cash flow hedge is recorded as a component of AOCI on the balance sheet and reclassified to earnings in the same period in which the hedged transaction affects earnings. The ineffective portion of a cash flow hedge is included in “other income” on the income statement.

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

Offsetting Derivative Positions

In accordance with the applicable accounting guidance, we take into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts held with a single counterparty on a net basis, and to offset the net derivative position with the related cash collateral when recognizing derivative assets and liabilities. Additional information regarding derivative offsetting is provided in Note 8 (“Derivatives and Hedging Activities”).

Servicing Assets

We service commercial real estate loans. Servicing assets related to all commercial real estate loan servicing totaled $323 million at December 31, 2014, and $332 million at December 31, 2013, and are included in “accrued income and other assets” on the balance sheet.

Servicing assets and liabilities purchased or retained initially are measured at fair value. When no ready market value (such as quoted market prices, or prices based on sales or purchases of similar assets) is available to determine the fair value of servicing assets, fair value is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation is based on a number of assumptions, including the market cost of servicing, the discount rate, the prepayment rate, and the default rate.

We remeasure our servicing assets using the amortization method at each reporting date. The amortization of servicing assets is determined in proportion to, and over the period of, the estimated net servicing income and recorded in “mortgage servicing fees” on the income statement.

Servicing assets are evaluated quarterly for possible impairment. This process involves classifying the assets based on the types of loans serviced and their associated interest rates, and determining the fair value of each class. If the evaluation indicates that the carrying amount of the servicing assets exceeds their fair value, the carrying amount is reduced by recording a charge to income in the amount of such excess and establishing a valuation allowance. No impairment of servicing assets recorded for the years ended December 31, 2014, 2013, and 2012, was material in amount. Additional information pertaining to servicing assets is included in Note 9 (“Mortgage Servicing Assets”).

Business Combinations

We account for our business combinations using the acquisition method of accounting. Under this accounting method, the acquired company’s assets and liabilities are recorded at fair value at the date of acquisition, and the results of operations of the acquired company are combined with Key’s results from that date forward. Acquisition costs are expensed when incurred. The difference between the purchase price and the fair value of the net assets acquired (including intangible assets with finite lives) is recorded as goodwill. Our accounting policy for intangible assets is summarized in this note under the heading “Goodwill and Other Intangible Assets.”

Additional information regarding acquisitions is provided in Note 13 (“Acquisitions and Discontinued Operations”).

Goodwill and Other Intangible Assets

Goodwill represents the amount by which the cost of net assets acquired in a business combination exceeds their fair value. Other intangible assets primarily are the net present value of future economic benefits to be derived from the purchase of credit card receivable assets and core deposits. Other intangible assets are amortized on either an accelerated or straight-line basis over periods ranging from 1 1/2 to 30 years. Goodwill and other types of intangible assets deemed to have indefinite lives are not amortized.

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

The first step in goodwill impairment testing is to determine the fair value of each reporting unit. This amount is estimated using comparable external market data (market approach) and discounted cash flow modeling that incorporates an appropriate risk premium and earnings forecast information (income approach). The amount of capital being allocated to our reporting units as a proxy for the carrying value is based on risk-based regulatory capital requirements. If the carrying amount of a reporting unit exceeds its fair value, goodwill impairment may be indicated. In such a case, we would perform the second step of goodwill impairment testing, and we would estimate a hypothetical purchase price for the reporting unit (representing the unit’s fair value). Then we would compare that hypothetical purchase price with the fair value of the unit’s net assets (excluding goodwill). Any excess of the estimated purchase price over the fair value of the reporting unit’s net assets represents the implied fair value of goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill, the impairment loss represented by this difference is charged to earnings.

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

After we acquire loans determined to be PCI loans, actual cash collections are monitored to determine if they conform to management’s expectations. Revised cash flow expectations are prepared, as necessary. A decrease in expected cash flows in subsequent periods may indicate that the loan pool is impaired, which would require us to establish an allowance for loan losses by recording a charge to the provision for loan losses. An increase in expected cash flows in subsequent periods initially reduces any previously established allowance for loan losses by the increase in the present value of cash flows expected to be collected, and requires us to recalculate the amount of accretable yield for the loan pool. The adjustment of accretable yield due to an increase in expected cash flows is accounted for as a change in estimate. The additional cash flows expected to be collected are reclassified from the nonaccretable difference to the accretable yield, and the amount of periodic accretion is adjusted accordingly over the remaining life of the loans in the pool.

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

Premises and Equipment

Premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation and amortization. We determine depreciation of premises and equipment using the straight-line method over the estimated useful lives of the particular assets. Leasehold improvements are amortized using the straight-line method over the terms of the leases. Accumulated depreciation and amortization on premises and equipment totaled $1.3 billion at December 31, 2014, and $1.2 billion at December 31, 2013.

Internally Developed Software

We rely on company personnel and independent contractors to plan, develop, install, customize, and enhance computer systems applications that support corporate and administrative operations. Software development costs, such as those related to program coding, testing, configuration, and installation, are capitalized and included in “accrued income and other assets” on the balance sheet. The resulting asset, net of accumulated amortization, totaled $64 million at December 31, 2014, and $60 million at December 31, 2013, and is amortized using the straight-line method over its expected useful life (not to exceed five years). Costs incurred during the planning and post-development phases of an internal software project are expensed as incurred.

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

Revenue Recognition

We recognize revenues as they are earned based on contractual terms, as transactions occur, or as services are provided and collectability is reasonably assured. Our principal source of revenue is interest income, which is recognized on an accrual basis primarily according to nondiscretionary formulas in written contracts, such as loan agreements or securities contracts.

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

Employee stock options typically become exercisable at the rate of 25% per year, beginning one year after the grant date. Options expire no later than 10 years after their grant date. We recognize stock-based compensation expense for stock options with graded vesting using an accelerated method of amortization.

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

Accounting Guidance Adopted in 2014

Pushdown accounting.    In November 2014, the FASB issued new accounting guidance that provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs and should determine whether to elect to apply pushdown accounting for each individual change-in-control event. This accounting guidance was effective as of November 18, 2014, after which an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred have already been issued or made available to be issued, the application of this guidance would be a change in accounting principle. We did not change the accounting for previously recorded acquisitions based on this new guidance.

Presentation of unrecognized tax benefits.    In July 2013, the FASB issued new accounting guidance that requires unrecognized tax benefits to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if certain criteria are met. This accounting guidance was applied prospectively to unrecognized tax benefits that existed at the effective date. It was effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 (effective January 1, 2014, for us). The adoption of this accounting guidance did not have a material effect on our financial condition or results of operations. We provide additional information regarding the presentation of our unrecognized tax benefits in Note 12 (“Income Taxes”).

Investment companies.    In June 2013, the FASB issued new accounting guidance that modifies the criteria used in defining an investment company. It also sets forth certain measurement and disclosure requirements for an investment company. This accounting guidance was effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013 (effective January 1, 2014, for us). The adoption of this accounting guidance did not have a material effect on our financial condition or results of operations. We provide the disclosures required by this new accounting guidance in Note 6 (“Fair Value Measurements”).

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

Accounting Guidance Pending Adoption at December 31, 2014

Derivatives and hedging.    In November 2014, the FASB issued new accounting guidance that clarifies how current guidance should be interpreted when evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. An entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, when evaluating the nature of a host contract. This accounting guidance will be effective for interim and annual reporting periods beginning after December 15, 2015 (effective January 1, 2016, for us) and should be implemented using a modified retrospective basis. Retrospective application to all relevant prior periods and early adoption is permitted. The adoption of this accounting guidance is not expected to have a material effect on our financial condition or results of operations.

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

Troubled debt restructurings.    In August 2014, the FASB issued new accounting guidance that clarifies how to account for certain government-guaranteed mortgage loans upon foreclosure. This accounting guidance will be effective for reporting periods beginning after December 15, 2014 (effective January 1, 2015, for us) and can be implemented using either a modified retrospective method or a prospective method. Early adoption is permitted. We have elected to implement the new accounting guidance using a prospective approach. The adoption of this accounting guidance is not expected to have a material effect on our financial condition or results of operations.

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

Revenue recognition.    In May 2014, the FASB issued new accounting guidance that revises the criteria for determining when to recognize revenue from contracts with customers and expands disclosure requirements. This accounting guidance will be effective for interim and annual reporting periods beginning after December 15, 2016 (effective January 1, 2017, for us) and can be implemented using either a retrospective method or a cumulative-effect approach. Early adoption is not permitted. We have elected to implement the new accounting guidance using a cumulative-effect approach. Our preliminary analysis suggests that the adoption of this accounting guidance is not expected to have a material effect on our financial condition or results of operations. There are many aspects of the new accounting guidance that are still being interpreted, and therefore, the results of our materiality analysis may change based on the conclusions reached as to the application of the new guidance.

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

Troubled debt restructurings.    In January 2014, the FASB issued new accounting guidance that clarifies the definition of when an in substance repossession or foreclosure occurs for purposes of creditor reclassification of residential real estate collateralized consumer mortgage loans by derecognizing the loan and recognizing the collateral asset. This accounting guidance will be effective for reporting periods beginning after December 15, 2014 (effective January 1, 2015, for us) and can be implemented using either a modified retrospective method or prospective method. Early adoption is permitted. We have elected to implement the new accounting guidance using a prospective approach. The adoption of this accounting guidance is not expected to have a material effect on our financial condition or results of operations.

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

Our basic and diluted earnings per common share are calculated as follows:

Year ended December 31,
dollars in millions, except per share amounts	2014	2013	2012
EARNINGS
Income (loss) from continuing operations	$946	$870	$842
Less: Net income (loss) attributable to noncontrolling interests	7	—	7
Income (loss) from continuing operations attributable to Key	939	870	835
Less: Dividends on Series A Preferred Stock	22	23	22
Income (loss) from continuing operations attributable to Key common shareholders	917	847	813
Income (loss) from discontinued operations, net of taxes (a)	(39)	40	23
Net income (loss) attributable to Key common shareholders	$878	$887	$836

WEIGHTED-AVERAGE COMMON SHARES
Weighted-average common shares outstanding (000)	871,464	906,524	938,941
Effect of convertible preferred stock	—	—	—
Effect of common share options and other stock awards	6,735	6,047	4,318
Weighted-average common shares and potential common shares outstanding (000) (b)	878,199	912,571	943,259

EARNINGS PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$1.05	$.93	$.87
Income (loss) from discontinued operations, net of taxes (a)	(.04)	.04	.02
Net income (loss) attributable to Key common shareholders (c)	1.01	.98	.89

Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$1.04	$.93	$.86
Income (loss) from discontinued operations, net of taxes (a)	(.04)	.04	.02
Net income (loss) attributable to Key common shareholders — assuming dilution (c)	.99	.97	.89

(a)	In April 2009, we decided to wind down the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers. In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. In February 2013, we decided to sell Victory to a private equity fund. As a result of these decisions, we have accounted for these businesses as discontinued operations. For further discussion regarding the income (loss) from discontinued operations, see Note 13 (“Acquisitions and Discontinued Operations”).

(b)	Assumes conversion of common share options and other stock awards and/or convertible preferred stock, as applicable.

(c)	EPS may not foot due to rounding.

3. Restrictions on Cash, Dividends and Lending Activities

Federal law requires a depository institution to maintain a prescribed amount of cash or deposit reserve balances with its Federal Reserve Bank. KeyBank maintained average reserve balances aggregating $181 million in 2014 to fulfill these requirements.

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

During 2014, KeyBank paid KeyCorp a total of $300 million in dividends; nonbank subsidiaries did not pay any cash dividends or noncash dividends to KeyCorp. As of December 31, 2014, KeyBank had regulatory capacity to pay $935 million in dividends to KeyCorp. During 2014, KeyCorp did not make any cash capital infusions to KeyBank and made $9 million of cash capital infusions to nonbank subsidiaries. At December 31, 2014, KeyCorp held $2.2 billion in short-term investments, which can be used to pay dividends to shareholders, service debt, and finance corporate operations.

As indicated in the “Supervision and Regulation” section of Item 1 of this report under the heading “Bank transactions with affiliates,” federal law and regulation also restricts loans and advances from bank subsidiaries to their parent companies (and to nonbank subsidiaries of their parent companies), and requires those transactions to be secured.

4. Loans and Loans Held for Sale

Our loans by category are summarized as follows:

December 31,
in millions	2014	2013
Commercial, financial and agricultural (a)	$27,982	$24,963
Commercial real estate:
Commercial mortgage	8,047	7,720
Construction	1,100	1,093
Total commercial real estate loans	9,147	8,813
Commercial lease financing (b)	4,252	4,551
Total commercial loans	41,381	38,327
Residential — Prime Loans:
Real estate — residential mortgage	2,225	2,187
Home equity:
Key Community Bank	10,366	10,340
Other	267	334
Total home equity loans	10,633	10,674
Total residential — prime loans	12,858	12,861
Consumer other — Key Community Bank	1,560	1,449
Credit cards	754	722
Consumer other:
Marine	779	1,028
Other	49	70
Total consumer other	828	1,098
Total consumer loans	16,000	16,130
Total loans (c) (d)	$57,381	$54,457

(a)	Loan balances include $88 million and $94 million of commercial credit card balances at December 31, 2014, and December 31, 2013, respectively.

(b)	Commercial lease financing includes receivables of $302 million and $58 million held as collateral for a secured borrowing at December 31, 2014, and December 31, 2013, respectively. Principal reductions are based on the cash payments received from these related receivables. We expect to record additional commercial lease financing receivables held as collateral for a secured borrowing through the first quarter of 2015. Additional information pertaining to this secured borrowing is included in Note 18 (“Long-Term Debt”).

(c)	At December 31, 2014, total loans include purchased loans of $138 million, of which $13 million were PCI loans. At December 31, 2013, total loans include purchased loans of $166 million, of which $16 million were PCI loans.

(d)	Total loans exclude loans in the amount of $2.3 billion at December 31, 2014, and $4.5 billion at December 31, 2013, related to the discontinued operations of the education lending business.

We use interest rate swaps, which modify the repricing characteristics of certain loans, to manage interest rate risk. For more information about such swaps, see Note 8 (“Derivatives and Hedging Activities”).

Our loans held for sale by category are summarized as follows:

December 31, in millions	2014	2013
Commercial, financial and agricultural	$63	$278
Real estate — commercial mortgage	638	307
Commercial lease financing	15	9
Real estate — residential mortgage	18	17
Total loans held for sale	$734	$611

Our summary of changes in loans held for sale follows:

Year ended December 31,
in millions	2014	2013
Balance at beginning of the period	$611	$599
New originations	5,681	5,452
Transfers from (to) held to maturity, net	(3)	52
Loan sales	(5,289)	(5,480)
Loan draws (payments), net	(266)	(12)
Balance at end of period	$734	$611

Commercial lease financing receivables primarily are direct financing leases, but also include leveraged leases. The composition of the net investment in direct financing leases is as follows:

December 31,
in millions	2014	2013
Direct financing lease receivables	$3,009	$3,176
Unearned income	(205)	(219)
Unguaranteed residual value	220	231
Deferred fees and costs	18	21
Net investment in direct financing leases	$3,042	$3,209

At December 31, 2014, minimum future lease payments to be received are as follows: 2015 — $1 billion; 2016 — $767 million; 2017 — $474 million; 2018 — $276 million; 2019 — $156 million; and all subsequent years — $169 million. The allowance related to lease financing receivables is $56 million at December 31, 2014.

5. Asset Quality

We assess the credit quality of the loan portfolio by monitoring net credit losses, levels of nonperforming assets and delinquencies, and credit quality ratings as defined by management.

Our nonperforming assets and past due loans were as follows:

December 31,
in millions	2014	2013

Total nonperforming loans (a)	$418	$508
Nonperforming loans held for sale	—	1
OREO	18	15
Other nonperforming assets	—	7
Total nonperforming assets	$436	$531

Nonperforming assets from discontinued operations — education lending (b)	$11	$25

Restructured loans included in nonperforming loans	$157	$214
Restructured loans with an allocated specific allowance (c)	82	71
Specifically allocated allowance for restructured loans (d)	34	35
Accruing loans past due 90 days or more	$96	$71
Accruing loans past due 30 through 89 days	235	318

(a)	Loan balances exclude $13 million and $16 million of PCI loans at December 31, 2014, and December 31, 2013, respectively.

(b)	Includes restructured loans of approximately $17 million and $13 million at December 31, 2014, and December 31, 2013, respectively. See Note 13 (“Acquisitions and Discontinued Operations”) for further discussion.

(c)	Included in individually impaired loans allocated a specific allowance.

(d)	Included in allowance for individually evaluated impaired loans.

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

At December 31, 2014, the outstanding unpaid principal balance and carrying value of all PCI loans was $20 million and $13 million, respectively. Changes in the accretable yield during 2014 included accretion and net reclassifications of less than $1 million, resulting in an ending balance of $5 million at December 31, 2014.

At December 31, 2014, the approximate carrying amount of our commercial nonperforming loans outstanding represented 74% of their original contractual amount, total nonperforming loans outstanding represented 79% of their original contractual amount owed, and nonperforming assets in total were carried at 79% of their original contractual amount.

At December 31, 2014, our 20 largest nonperforming loans totaled $88 million, representing 21% of total loans on nonperforming status. At December 31, 2013, the 20 largest nonperforming loans totaled $86 million, representing 17% of total loans on nonperforming status.

Nonperforming loans and loans held for sale reduced expected interest income by $16 million for the year ended December 31, 2014, and $23 million for the year ended December 31, 2013.

The following tables set forth a further breakdown of individually impaired loans as of December 31, 2014, and December 31, 2013:

December 31, 2014 in millions	Recorded Investment	(a)	Unpaid Principal Balance	(b)	Specific Allowance	Average Recorded Investment
With no related allowance recorded:
Commercial, financial and agricultural	$6		$17		—	$8
Commercial real estate:
Commercial mortgage	15		20		—	19
Construction	5		6		—	7
Total commercial real estate loans	20		26		—	26
Total commercial loans	26		43		—	34
Real estate — residential mortgage	24		24		—	30

Home equity:
Key Community Bank	62		63		—	63
Other	1		1		—	2
Total home equity loans	63		64		—	65
Consumer other:
Marine	2		2		—	2
Total consumer other	2		2		—	2
Total consumer loans	89		90		—	97
Total loans with no related allowance recorded	115		133		—	131

With an allowance recorded:
Commercial, financial and agricultural	37		37		$9	28
Commercial real estate:
Commercial mortgage	6		6		2	6
Construction	3		3		1	2
Total commercial real estate loans	9		9		3	8
Total commercial loans	46		46		12	36

Real estate — residential mortgage	31		31		5	25

Home equity:
Key Community Bank	46		46		16	43
Other	11		11		2	11
Total home equity loans	57		57		18	54

Consumer other — Key Community Bank	4		4		—	3
Credit cards	4		4		—	4
Consumer other:
Marine	43		43		5	45
Other	2		2		—	2
Total consumer other	45		45		5	47
Total consumer loans	141		141		28	133
Total loans with an allowance recorded	187		187		40	169
Total	$302		$320		$40	$300

(a)	The Recorded Investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on our consolidated balance sheet.

(b)	The Unpaid Principal Balance represents the customer’s legal obligation to us.

December 31, 2013 in millions	Recorded Investment	(a)	Unpaid Principal Balance	(b)	Specific Allowance	Average Recorded Investment
With no related allowance recorded:
Commercial, financial and agricultural	$33		$69		—	$33
Commercial real estate:
Commercial mortgage	21		25		—	55
Construction	48		131		—	48
Total commercial real estate loans	69		156		—	103
Total commercial loans	102		225		—	136

Real estate — residential mortgage	27		27		—	24

Home equity:
Key Community Bank	67		67		—	66
Other	2		2		—	2
Total home equity loans	69		69		—	68
Consumer other:
Marine	3		3		—	2
Total consumer other	3		3		—	2
Total consumer loans	99		99		—	94
Total loans with no related allowance recorded	201		324		—	230

With an allowance recorded:
Commercial, financial and agricultural	17		20		$8	25
Commercial real estate:
Commercial mortgage	6		6		2	7
Construction	2		12		—	1
Total commercial real estate loans	8		18		2	8
Total commercial loans	25		38		10	33

Real estate — residential mortgage	29		29		9	23

Home equity:
Key Community Bank	35		35		10	29
Other	10		11		1	9
Total home equity loans	45		46		11	38

Consumer other — Key Community Bank	3		3		1	2
Credit cards	5		5		1	3
Consumer other:
Marine	49		49		10	55
Other	1		1		—	1
Total consumer other	50		50		10	56
Total consumer loans	132		133		32	122
Total loans with an allowance recorded	157		171		42	155
Total	$358		$495		$42	$385

(a)	The Recorded Investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on our consolidated balance sheet.

(b)	The Unpaid Principal Balance represents the customer’s legal obligation to us.

For the years ended December 31, 2014, 2013, and 2012, interest income recognized on the outstanding balances of accruing impaired loans totaled $7 million, $6 million, and $5 million, respectively.

At December 31, 2014, aggregate restructured loans (accrual and nonaccrual loans) totaled $270 million, compared to $338 million at December 31, 2013. We added $93 million in restructured loans during 2014, which were offset by $161 million in payments and charge-offs.

A further breakdown of TDRs included in nonperforming loans by loan category as of December 31, 2014, follows:

December 31, 2014 dollars in millions	Number of loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
LOAN TYPE
Nonperforming:
Commercial, financial and agricultural	14	$25	$23
Commercial real estate:
Real estate — commercial mortgage	10	38	13
Real estate — construction	1	5	—
Total commercial real estate loans	11	43	13
Total commercial loans	25	68	36
Real estate — residential mortgage	453	27	27
Home equity:
Key Community Bank	1,184	79	72
Other	158	4	4
Total home equity loans	1,342	83	76
Consumer other — Key Community Bank	37	2	1
Credit cards	290	2	2
Consumer other:
Marine	206	17	14
Other	38	1	1
Total consumer other	244	18	15
Total consumer loans	2,366	132	121
Total nonperforming TDRs	2,391	200	157

Prior-year accruing (a)
Commercial, financial and agricultural	20	6	3
Commercial real estate:
Real estate — commercial mortgage	1	2	1
Total commercial real estate loans	1	2	1
Total commercial loans	21	8	4
Real estate — residential mortgage	381	29	29
Home equity:
Key Community Bank	674	41	36
Other	310	9	8
Total home equity loans	984	50	44
Consumer other — Key Community Bank	45	2	2
Credit cards	514	4	2
Consumer other:
Marine	373	54	31
Other	67	2	1
Total consumer other	440	56	32
Total consumer loans	2,364	141	109
Total prior-year accruing TDRs	2,385	149	113
Total TDRs	4,776	$349	$270

(a)	All TDRs that were restructured prior to January 1, 2014, and are fully accruing.

A further breakdown of TDRs included in nonperforming loans by loan category as of December 31, 2013, follows:

December 31, 2013 dollars in millions	Number of loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
LOAN TYPE
Nonperforming:
Commercial, financial and agricultural	33	$72	$34
Commercial real estate:
Real estate — commercial mortgage	11	41	14
Real estate — construction	6	19	4
Total commercial real estate loans	17	60	18
Total commercial loans	50	132	52
Real estate — residential mortgage	676	43	43
Home equity:
Key Community Bank	1,708	91	86
Other	227	6	6
Total home equity loans	1,935	97	92
Consumer other — Key Community Bank	49	2	1
Credit cards	629	5	4
Consumer other:
Marine	360	24	21
Other	50	1	1
Total consumer other	410	25	22
Total consumer loans	3,699	172	162
Total nonperforming TDRs	3,749	304	214

Prior-year accruing (a)
Commercial, financial and agricultural	50	7	3
Commercial real estate:
Real estate — commercial mortgage	4	18	10
Real estate — construction	1	23	42
Total commercial real estate loans	5	41	52
Total commercial loans	55	48	55
Real estate — residential mortgage	119	12	12
Home equity:
Key Community Bank	161	17	17
Other	212	7	6
Total home equity loans	373	24	23
Consumer other — Key Community Bank	31	1	1
Credit cards	240	2	1
Consumer other:
Marine	272	51	31
Other	54	1	1
Total consumer other	326	52	32
Total consumer loans	1,089	91	69
Total prior-year accruing TDRs	1,144	139	124
Total TDRs	4,893	$443	$338

(a)	All TDRs that were restructured prior to January 1, 2013, and are fully accruing.

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

Commercial loan TDRs are considered defaulted when principal and interest payments are 90 days past due. Consumer loan TDRs are considered defaulted when principal and interest payments are more than 60 days past due. During the year ended December 31, 2014, there were no significant commercial loan TDRs, and 84 consumer loan TDRs with a combined recorded investment of $4 million that experienced payment defaults from modifications resulting in TDR status during 2013. During the year ended December 31, 2013, there were no significant commercial loan TDRs, and 672 consumer loan TDRs with a combined recorded investment of $31 million that experienced payment defaults from modifications resulting in TDR status during 2012. As TDRs are individually evaluated for impairment under the specific reserve methodology, subsequent defaults do not generally have a significant additional impact on the ALLL.

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

The following table shows the post-modification outstanding recorded investment by concession type for our commercial and consumer accruing and nonaccruing TDRs and other selected financial data.

December 31, in millions	2014	2013
Commercial loans:
Interest rate reduction	$13	$95
Forgiveness of principal	2	5
Other	25	7
Total	$40	$107

Consumer loans:
Interest rate reduction	$140	$130
Forgiveness of principal	4	5
Other	86	96
Total	$230	$231

Total commercial and consumer TDRs (a)	$270	$338
Total loans	57,381	54,457

(a)	Commitments outstanding to lend additional funds to borrowers whose loan terms have been modified in TDRs are $5 million and $15 million at December 31, 2014, and December 31, 2013, respectively.

Our policies for determining past due loans, placing loans on nonaccrual, applying payments on nonaccrual loans, and resuming accrual of interest for our commercial and consumer loan portfolios are disclosed in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Nonperforming Loans.”

At December 31, 2014, approximately $56.6 billion, or 98.7%, of our total loans were current. At December 31, 2014, total past due loans and nonperforming loans of $749 million represented approximately 1.3% of total loans.

The following aging analysis of past due and current loans as of December 31, 2014, and December 31, 2013, provides further information regarding Key’s credit exposure.

December 31, 2014 in millions	Current	30-59 Days Past Due	60-89 Days Past Due	90 and Greater Days Past Due	Nonperforming Loans	Total Past Due and Nonperforming Loans	Purchased Credit Impaired	Total Loans
LOAN TYPE
Commercial, financial and agricultural	$27,858	$19	$14	$32	$59	$124	—	$27,982
Commercial real estate:
Commercial mortgage	7,981	6	10	16	34	66	—	8,047
Construction	1,084	2	—	1	13	16	—	1,100
Total commercial real estate loans	9,065	8	10	17	47	82	—	9,147
Commercial lease financing	4,172	30	21	11	18	80	—	4,252
Total commercial loans	$41,095	$57	$45	$60	$124	$286	—	$41,381

Real estate — residential mortgage	$2,111	$12	$7	$4	$79	$102	$12	$2,225
Home equity:
Key Community Bank	10,098	46	22	14	185	267	1	10,366
Other	249	5	2	1	10	18	—	267
Total home equity loans	10,347	51	24	15	195	285	1	10,633
Consumer other — Key Community Bank	1,541	9	3	5	2	19	—	1,560
Credit cards	733	6	4	9	2	21	—	754
Consumer other:
Marine	746	11	5	2	15	33	—	779
Other	46	1	—	1	1	3	—	49
Total consumer other	792	12	5	3	16	36	—	828
Total consumer loans	$15,524	$90	$43	$36	$294	$463	$13	$16,000

Total loans	$56,619	$147	$88	$96	$418	$749	$13	$57,381

December 31, 2013 in millions	Current	30-59 Days Past Due	60-89 Days Past Due	90 and Greater Days Past Due	Nonperforming Loans	Total Past Due and Nonperforming Loans	Purchased Credit Impaired	Total Loans
LOAN TYPE
Commercial, financial and agricultural	$24,823	$39	$8	$16	$77	$140	—	$24,963
Commercial real estate:
Commercial mortgage	7,638	20	7	17	37	81	$1	7,720
Construction	1,068	10	—	1	14	25	—	1,093
Total commercial real estate loans	8,706	30	7	18	51	106	1	8,813
Commercial lease financing	4,463	32	33	4	19	88	—	4,551
Total commercial loans	$37,992	$101	$48	$38	$147	$334	$1	$38,327

Real estate — residential mortgage	$2,038	$19	$5	$4	$107	$135	$14	$2,187
Home equity:
Key Community Bank	10,038	51	31	14	205	301	1	10,340
Other	308	6	4	1	15	26	—	334
Total home equity loans	10,346	57	35	15	220	327	1	10,674
Consumer other — Key Community Bank	1,426	8	5	7	3	23	—	1,449
Credit cards	698	11	5	4	4	24	—	722
Consumer other:
Marine	979	15	6	2	26	49	—	1,028
Other	65	2	1	1	1	5	—	70
Total consumer other	1,044	17	7	3	27	54	—	1,098
Total consumer loans	$15,552	$112	$57	$33	$361	$563	$15	$16,130

Total loans	$53,544	$213	$105	$71	$508	$897	$16	$54,457

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

Credit quality indicators for our commercial and consumer loan portfolios, excluding $13 million and $16 million of PCI loans at December 31, 2014, and December 31, 2013, respectively, based on bond rating, regulatory classification, and payment activity as of December 31, 2014, and December 31, 2013, are as follows:

Commercial Credit Exposure

Credit Risk Profile by Creditworthiness Category (a)

December 31, in millions
	Commercial, financial and agricultural		RE — Commercial		RE — Construction		Commercial Lease		Total
RATING (b), (c)	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
AAA — AA	$311	$402	$2	$2	$1	$1	$513	$656	$827	$1,061
A	1,272	882	1	56	—	1	608	631	1,881	1,570
BBB — BB	24,949	22,368	7,527	7,129	956	920	2,952	3,080	36,384	33,497
B	686	521	287	282	105	32	112	117	1,190	952
CCC — C	764	790	230	250	38	139	67	67	1,099	1,246
Total	$27,982	$24,963	$8,047	$7,719	$1,100	$1,093	$4,252	$4,551	$41,381	$38,326

(a)	Credit quality indicators are updated on an ongoing basis and reflect credit quality information as of the dates indicated.

(b)	Our bond rating to internal loan grade conversion system is as follows: AAA - AA = 1, A = 2, BBB - BB = 3 - 13, B = 14 - 16, and CCC - C = 17 - 20.

(c)	Our internal loan grade to regulatory-defined classification is as follows: Pass = 1-16, Special Mention = 17, Substandard = 18, Doubtful = 19, and Loss = 20.

Consumer Credit Exposure

Credit Risk Profile by Regulatory Classifications (a), (b)

December 31, in millions
	Residential — Prime
GRADE	2014	2013
Pass	$12,552	$12,500
Substandard	293	346
Total	$12,845	$12,846

Credit Risk Profile Based on Payment Activity (a)

December 31, in millions	Consumer — Key Community Bank		Credit cards		Consumer — Marine		Consumer — Other		Total
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Performing	$1,558	$1,446	$752	$718	$764	$1,002	$48	$69	$3,122	$3,235
Nonperforming	2	3	2	4	15	26	1	1	20	34
Total	$1,560	$1,449	$754	$722	$779	$1,028	$49	$70	$3,142	$3,269

(a)	Credit quality indicators are updated on an ongoing basis and reflect credit quality information as of the dates indicated.

(b)	Our past due payment activity to regulatory classification conversion is as follows: pass = less than 90 days; and substandard = 90 days and greater plus nonperforming loans.

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

For all commercial and consumer loan TDRs, regardless of size, as well as impaired commercial loans with an outstanding balance of $2.5 million or greater, we conduct further analysis to determine the probable loss content and assign a specific allowance to the loan if deemed appropriate. We estimate the extent of the individual impairment for commercial loans and TDRs by comparing the recorded investment of the loan with the estimated present value of its future cash flows, the fair value of its underlying collateral, or the loan’s observable market price. Secured consumer loan TDRs that are discharged through Chapter 7 bankruptcy and not formally re-affirmed are adjusted to reflect the fair value of the underlying collateral, less costs to sell. Non-Chapter 7 consumer loan TDRs are combined in homogenous pools and assigned a specific allocation based on the estimated present value of future cash flows using the loan’s effective interest rate. A specific allowance also may be assigned — even when sources of repayment appear sufficient — if we remain uncertain about whether the loan will be repaid in full. On at least a quarterly basis, we evaluate the appropriateness of our loss estimation methods to reduce differences between estimated incurred losses and actual losses. The ALLL at December 31, 2014, represents our best estimate of the probable credit losses inherent in the loan portfolio at that date.

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

At December 31, 2014, the ALLL was $794 million, or 1.38% of loans, compared to $848 million, or 1.56% of loans, at December 31, 2013. At December 31, 2014, the ALLL was 190% of nonperforming loans, compared to 166.9% at December 31, 2013.

A summary of the changes in the ALLL for the periods indicated is presented in the table below:

December 31, in millions	2014	2013	2012
Balance at beginning of period — continuing operations	$848	$888	$1,004
Charge-offs	(211)	(308)	(508)
Recoveries	98	140	163
Net loans and leases charged off	(113)	(168)	(345)
Provision for loan and lease losses from continuing operations	59	130	229
Foreign currency translation adjustment	—	(2)	—
Balance at end of period — continuing operations	$794	$848	$888

The changes in the ALLL by loan category for the periods indicated are as follows:

	December 31,				December 31,
in millions	2013	Provision	Charge-offs	Recoveries	2014
Commercial, financial and agricultural	$362	$41	$(45)	$33	$391
Real estate — commercial mortgage	165	(15)	(6)	4	148
Real estate — construction	32	(16)	(5)	17	28
Commercial lease financing	62	(6)	(10)	10	56
Total commercial loans	621	4	(66)	64	623
Real estate — residential mortgage	37	(6)	(10)	2	23
Home equity:
Key Community Bank	84	10	(37)	9	66
Other	11	(2)	(9)	5	5
Total home equity loans	95	8	(46)	14	71
Consumer other — Key Community Bank	29	17	(30)	6	22
Credit cards	34	32	(34)	1	33
Consumer other:
Marine	29	6	(23)	9	21
Other	3	(2)	(2)	2	1
Total consumer other:	32	4	(25)	11	22
Total consumer loans	227	55	(145)	34	171
Total ALLL — continuing operations	848	59	(211)	98	794
Discontinued operations	39	21	(45)	14	29
Total ALLL — including discontinued operations	$887	$80	$ (256)	$112	$823

	December 31,				December 31,
in millions	2012	Provision	Charge-offs	Recoveries	2013
Commercial, financial and agricultural	$327	$58	$(62)	$39	$362
Real estate — commercial mortgage	198	(40)	(20)	27	165
Real estate — construction	41	(20)	(3)	14	32
Commercial lease financing	55	19	(27)	15	62
Total commercial loans	621	17	(112)	95	621
Real estate — residential mortgage	30	25	(20)	2	37
Home equity:
Key Community Bank	105	31	(62)	10	84
Other	25	—	(20)	6	11
Total home equity loans	130	31	(82)	16	95
Consumer other — Key Community Bank	38	15	(31)	7	29
Credit cards	26	35	(30)	3	34
Consumer other:
Marine	39	4	(29)	15	29
Other	4	1	(4)	2	3
Total consumer other:	43	5	(33)	17	32
Total consumer loans	267	111	(196)	45	227
Total ALLL — continuing operations	888	128 (a)	(308)	140	848
Discontinued operations	55	21	(55)	18	39
Total ALLL — including discontinued operations	$943	$149	$ (363)	$158	$887

(a)	Includes $2 million of foreign currency translation adjustment.

	December 31,				December 31,
in millions	2011	Provision	Charge-offs	Recoveries	2012
Commercial, financial and agricultural	$334	$10	$(80)	$63	$327
Real estate — commercial mortgage	272	5	(102)	23	198
Real estate — construction	63	(3)	(24)	5	41
Commercial lease financing	78	(18)	(27)	22	55
Total commercial loans	747	(6)	(233)	113	621
Real estate — residential mortgage	37	17	(27)	3	30
Home equity:
Key Community Bank	103	90	(99)	11	105
Other	29	26	(35)	5	25
Total home equity loans	132	116	(134)	16	130
Consumer other — Key Community Bank	41	29	(38)	6	38
Credit cards	—	37	(11)	—	26
Consumer other:
Marine	46	30	(59)	22	39
Other	1	6	(6)	3	4
Total consumer other:	47	36	(65)	25	43
Total consumer loans	257	235	(275)	50	267
Total ALLL — continuing operations	1,004	229	(508)	163	888
Discontinued operations	104	9	(75)	17	55
Total ALLL — including discontinued operations	$1,108	$238	$ (583)	$180	$943

Our ALLL from continuing operations decreased by $54 million, or 6.4%, since 2013 primarily because of the improvement in the credit quality of our loan portfolios. The quality of new loan originations as well as decreasing levels of criticized, classified, and nonperforming loans and net loan charge-offs also resulted in a reduction in our general allowance. Our general allowance applies expected loss rates to our existing loans with similar risk characteristics as well as any adjustments to reflect our current assessment of qualitative factors such as changes in economic conditions, underwriting standards, and concentrations of credit. Our delinquency trends declined during 2013 and into 2014 due to continued improved credit quality, a modest level of loan growth, relatively stable economic conditions, and continued run-off in our exit loan portfolio, reflecting our effort to maintain a moderate enterprise risk tolerance.

For continuing operations, the loans outstanding individually evaluated for impairment totaled $302 million, with a corresponding allowance of $40 million at December 31, 2014. Loans outstanding collectively evaluated for impairment totaled $57.1 billion, with a corresponding allowance of $753 million at December 31, 2014. At December 31, 2014, PCI loans evaluated for impairment totaled $13 million, with a corresponding allowance of $1 million. There was no provision for loan and lease losses on these PCI loans during the year ended December 31, 2014. At December 31, 2013, the loans outstanding individually evaluated for impairment totaled $358 million, with a corresponding allowance of $42 million. Loans outstanding collectively evaluated for impairment totaled $54.1 billion, with a corresponding allowance of $805 million at December 31, 2013. At December 31, 2013, PCI loans evaluated for impairment totaled $16 million, with a corresponding allowance of $1 million. There was no provision for loan and lease losses on these PCI loans during the year ended December 31, 2013.

A breakdown of the individual and collective ALLL and the corresponding loan balances as of December 31, 2014, follows:

	Allowance			Outstanding
December 31, 2014 in millions	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired	Loans		Individually Evaluated for Impairment	Collectively Evaluated for Impairment		Purchased Credit Impaired
Commercial, financial and agricultural	$9	$382	—	$27,982		$43	$27,939		—
Commercial real estate:
Commercial mortgage	2	146	—	8,047		21	8,025		$1
Construction	1	27	—	1,100		8	1,092		—
Total commercial real estate loans	3	173	—	9,147		29	9,117		1
Commercial lease financing	—	56	—	4,252		—	4,252		—
Total commercial loans	12	611	—	41,381		72	41,308		1
Real estate — residential mortgage	5	17	$1	2,225		55	2,159		11
Home equity:
Key Community Bank	16	50	—	10,366		108	10,257		1
Other	2	3	—	267		12	255		—
Total home equity loans	18	53	—	10,633		120	10,512		1
Consumer other — Key Community Bank	—	22	—	1,560		4	1,556		—
Credit cards	—	33	—	754		4	750		—
Consumer other:
Marine	5	16	—	779		45	734		—
Other	—	1	—	49		2	47		—
Total consumer other	5	17	—	828		47	781		—
Total consumer loans	28	142	1	16,000		230	15,758		12
Total ALLL — continuing operations	40	753	1	57,381		302	57,066		13
Discontinued operations	1	28	—	2,295	(a)	17	2,278	(a)	—
Total ALLL — including discontinued operations	$41	$781	$1	$59,676		$319	$59,344		$13

(a)	Amount includes $191 million of portfolio loans carried at fair value that are excluded from ALLL consideration.

A breakdown of the individual and collective ALLL and the corresponding loan balances as of December 31, 2013, follows:

	Allowance			Outstanding
December 31, 2013 in millions	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired	Loans		Individually Evaluated for Impairment	Collectively Evaluated for Impairment		Purchased Credit Impaired
Commercial, financial and agricultural	$8	$354	—	$24,963		$50	$24,913		—
Commercial real estate:
Commercial mortgage	2	163	—	7,720		27	7,692		$1
Construction	—	32	—	1,093		50	1,043		—
Total commercial real estate loans	2	195	—	8,813		77	8,735		1
Commercial lease financing	—	62	—	4,551		—	4,551		—
Total commercial loans	10	611	—	38,327		127	38,199		1
Real estate — residential mortgage	9	27	$1	2,187		56	2,117		14
Home equity:
Key Community Bank	10	74	—	10,340		102	10,237		1
Other	1	10	—	334		12	322		—
Total home equity loans	11	84	—	10,674		114	10,559		1
Consumer other — Key Community Bank	1	28	—	1,449		3	1,446		—
Credit cards	1	33	—	722		5	717		—
Consumer other:
Marine	10	19	—	1,028		52	976		—
Other	—	3	—	70		1	69		—
Total consumer other	10	22	—	1,098		53	1,045		—
Total consumer loans	32	194	1	16,130		231	15,884		15
Total ALLL — continuing operations	42	805	1	54,457		358	54,083		16
Discontinued operations	1	38	—	4,497	(a)	13	4,484	(a)	—
Total ALLL — including discontinued operations	$43	$843	$1	$58,954		$371	$58,567		$16

(a)	Amount includes $2.1 billion of loans carried at fair value that are excluded from ALLL consideration.

The liability for credit losses inherent in lending-related unfunded commitments, such as letters of credit and unfunded loan commitments, is included in “accrued expense and other liabilities” on the balance sheet. We establish the amount of this reserve by considering both historical trends and current market conditions quarterly, or more often if deemed necessary. Our liability for credit losses on lending-related commitments is $36 million at December 31, 2014. When combined with our ALLL, our total allowance for credit losses represented 1.45% of loans at December 31, 2014, compared to 1.63% at December 31, 2013.

Changes in the liability for credit losses on unfunded lending-related commitments are summarized as follows:

Year ended December 31, in millions	2014	2013	2012
Balance at beginning of period	$37	$29	$45
Provision (credit) for losses on lending-related commitments	(1)	8	(16)
Balance at end of period	$36	$37	$29

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

We recognize transfers between levels of the fair value hierarchy at the end of the reporting period. Quarterly, we review any changes to our valuation methodologies to ensure they are appropriate and justified, and refine our valuation methodologies if more market-based data becomes available. The Fair Value Committee, which is governed by ALCO, oversees the valuation process for all lines of business and support areas, as applicable. Various Working Groups that report to the Fair Value Committee analyze and approve the underlying assumptions and valuation adjustments. Changes in valuation methodologies for Level 1 and Level 2 instruments are presented to Accounting Policy for approval. Changes in valuation methodologies for Level 3 instruments are presented to the Fair Value Committee for approval. The Working Groups are discussed in more detail in the qualitative disclosures within this note and in Note 13 (“Acquisitions and Discontinued Operations”). Formal documentation of the fair valuation methodologies is prepared by the lines of business and support areas as appropriate. The documentation details the asset or liability class and related general ledger accounts, valuation techniques, fair value hierarchy level, market participants, accounting methods, valuation methodology, group responsible for valuations, and valuation inputs.

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

¿

Securities are classified as Level 3 when there is limited activity in the market for a particular instrument. To determine fair value in such cases, depending on the complexity of the valuations required, we use internal models based on certain assumptions or a third-party valuation service. At December 31, 2014, our Level 3 instruments consist of a convertible preferred security. The security is valued using a cash flow analysis of the associated private company issuer as determined by a third-party valuation service. The valuation of the security is negatively impacted by a projected net loss of the associated private company and positively impacted by a projected net gain.

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

Consistent with accounting guidance, indirect investments are valued using a methodology that allows the use of statements from the investment manager to calculate net asset value per share. A primary input used in estimating fair value is the most recent value of the capital accounts as reported by the general partners of the funds in which we invest. The calculation to determine the investment’s fair value is based on our percentage ownership in the fund multiplied by the net asset value of the fund, as provided by the fund manager. Under the requirements of the Volcker Rule, we will be required to dispose of some or all of our indirect investments. As of December 31, 2014, management has not committed to a plan to sell these investments. Therefore, these investments continue to be valued using the net asset value per share methodology. For more information about the Volcker Rule, see the discussion under the heading “Other regulatory developments under the Dodd-Frank Act – ‘Volcker Rule’” in the section entitled “Supervision and Regulation” in Item 1 of this report.

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

The following table presents the fair value of our indirect investments and related unfunded commitments at December 31, 2014. We did not provide any financial support to investees related to our direct and indirect investments for the years ended December 31, 2014, and December 31, 2013.

December 31, 2014 in millions	Fair Value	Unfunded Commitments
INVESTMENT TYPE
Indirect investments
Passive funds (a)	$9	$1
Co-managed funds (b)	1	—
Total	$10	$1

(a)	We invest in passive funds, which are multi-investor private equity funds. These investments can never be redeemed. Instead, distributions are received through the liquidation of the underlying investments in the funds. Some funds have no restrictions on sale, while others require investors to remain in the fund until maturity. The funds will be liquidated over a period of one to four years. The purpose of KREEC’s funding is to allow funds to make additional investments and keep a certain market value threshold in the funds. KREEC is obligated to provide financial support, as all investors are required, to fund based on their ownership percentage, as noted in the Limited Partnership Agreements.

(b)	We are a manager or co-manager of these funds. These investments can never be redeemed. Instead, distributions are received through the liquidation of the underlying investments in the funds. In addition, we receive management fees. We can sell or transfer our interest in any of these funds with the written consent of a majority of the fund’s investors. In one instance, the other co-manager of the fund must consent to the sale or transfer of our interest in the fund. The funds will mature over a period of one to two years. The purpose of KREEC’s funding is to allow funds to make additional investments and keep a certain market value threshold in the funds. KREEC is obligated to provide financial support, as all investors are required, to fund based on their ownership percentage, as noted in the Limited Partnership Agreements.

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

Our indirect investments are classified as Level 3 assets since our significant inputs are not observable in the marketplace. Indirect investments include primary and secondary investments in private equity funds engaged mainly in venture- and growth-oriented investing. These investments do not have readily determinable fair values. Indirect investments are valued using a methodology that is consistent with accounting guidance that allows us to estimate fair value based upon net asset value per share (or its equivalent, such as member units or an ownership interest in partners’ capital to which a proportionate share of net assets is attributed). The significant unobservable input used in estimating fair value is primarily the most recent value of the capital accounts as reported by the general partners of the funds in which we invest. Under the requirements of the Volcker Rule, we will be required to dispose of some or all of our indirect investments. As of December 31, 2014, management has not committed to a plan to sell these investments. Therefore, these investments continue to be valued using the net asset value per share methodology.

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

The following table presents the fair value of our direct and indirect principal investments and related unfunded commitments at December 31, 2014, as well as financial support provided for the years ended December 31, 2014, and December 31, 2013:

			Financial support provided
			Year ended December 31,
	December 31, 2014		2014		2013
in millions	Fair Value	Unfunded Commitments	Funded Commitments	Funded Other	Funded Commitments	Funded Other
INVESTMENT TYPE
Direct investments (a)	$104	—	—	$3	—	$8
Indirect investments (b)	302	$60	$11	—	$23	—
Total	$406	$60	$11	$3	$23	$8

(a)	Our direct investments consist of equity and debt investments directly in independent business enterprises. Operations of the business enterprises are handled by management of the portfolio company. The purpose of funding these enterprises is to provide financial support for business development and acquisition strategies. We infuse equity capital based on an initial contractual cash contribution and later from additional requests on behalf of the companies’ management.

(b)	Our indirect investments consist of buyout funds, venture capital funds, and fund of funds. These investments are generally not redeemable. Instead, distributions are received through the liquidation of the underlying investments of the fund. An investment in any one of these funds typically can be sold only with the approval of the fund’s general partners. We estimate that the underlying investments of the funds will be liquidated over a period of one to nine years. The purpose of funding our capital commitments to these investments is to allow the funds to make additional follow-on investments and pay fund expenses until the fund dissolves. We, and all other investors in the fund, are obligated to fund the full amount of our respective capital commitments to the fund based on our and their respective ownership percentages, as noted in the applicable Limited Partnership Agreement.

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

Market convention implies a credit rating of “AA” equivalent in the pricing of derivative contracts, which assumes all counterparties have the same creditworthiness. To reflect the actual exposure on our derivative contracts related to both counterparty and our own creditworthiness, we record a fair value adjustment in the form of a credit valuation adjustment. The credit component is determined by individual counterparty based on the probability of default and considers master netting and collateral agreements. The credit valuation adjustment is classified as Level 3. Our Market Risk Management group is responsible for the valuation policies and procedures related to this credit valuation adjustment. A weekly reconciliation process is performed to ensure that all applicable derivative positions are covered in the calculation, which includes transmitting customer exposures and reserve reports to trading management, derivative traders and marketers, derivatives middle office, and corporate accounting personnel. On a quarterly basis, Market Risk Management prepares the credit valuation adjustment calculation, which includes a detailed reserve comparison with the previous quarter, an analysis for change in reserve, and a reserve forecast to ensure that the credit valuation adjustment recorded at period end is sufficient.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are measured at fair value on a recurring basis in accordance with GAAP. The following tables present these assets and liabilities at December 31, 2014, and December 31, 2013.

December 31, 2014 in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Trading account assets:
U.S. Treasury, agencies and corporations	—	$555	—	$555
States and political subdivisions	—	38	—	38
Collateralized mortgage obligations	—		—	—
Other mortgage-backed securities	—	124	—	124
Other securities	$2	29	—	31
Total trading account securities	2	746	—	748
Commercial loans	—	2	—	2
Total trading account assets	2	748	—	750
Securities available for sale:
States and political subdivisions	—	23	—	23
Collateralized mortgage obligations	—	11,270	—	11,270
Other mortgage-backed securities	—	2,035	—	2,035
Other securities	22	—	$10	32
Total securities available for sale	22	13,328	10	13,360
Other investments:
Principal investments:
Direct	2	—	102	104
Indirect	—	—	302	302
Total principal investments	2	—	404	406
Equity and mezzanine investments:
Direct	—	—	—	—
Indirect	—	—	10	10
Total equity and mezzanine investments	—	—	10	10
Total other investments	2	—	414	416
Derivative assets:
Interest rate	—	924	13	937
Foreign exchange	91	2	—	93
Commodity	—	608	—	608
Credit	—	2	3	5
Derivative assets	91	1,536	16	1,643
Netting adjustments (a)	—	—	—	(1,034)
Total derivative assets	91	1,536	16	609
Accrued income and other assets	—	—	—	—
Total assets on a recurring basis at fair value	$117	$15,612	$440	$15,135

LIABILITIES MEASURED ON A RECURRING BASIS
Bank notes and other short-term borrowings:
Short positions	$—	$423	—	$423
Derivative liabilities:
Interest rate	—	644	—	644
Foreign exchange	77	4	—	81
Commodity	—	594	—	594
Credit	—	6	$1	7
Derivative liabilities	77	1,248	1	1,326
Netting adjustments (a)	—	—	—	(542)
Total derivative liabilities	77	1,248	1	784
Accrued expense and other liabilities	—	—	—	—
Total liabilities on a recurring basis at fair value	$77	$1,671	$1	$1,207

(a)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Total derivative assets and liabilities include these netting adjustments.

December 31, 2013 in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Trading account assets:
U.S. Treasury, agencies and corporations	—	$471	—	$471
States and political subdivisions	—	23	—	23
Collateralized mortgage obligations	—	9	—	9
Other mortgage-backed securities	—	120	—	120
Other securities	$4	108	—	112
Total trading account securities	4	731	—	735
Commercial loans	—	3	—	3
Total trading account assets	4	734	—	738
Securities available for sale:
States and political subdivisions	—	40	—	40
Collateralized mortgage obligations	—	11,000	—	11,000
Other mortgage-backed securities	—	1,286	—	1,286
Other securities	20	—	—	20
Total securities available for sale	20	12,326	—	12,346
Other investments:
Principal investments:
Direct	—	—	$141	141
Indirect	—	—	413	413
Total principal investments	—	—	554	554
Equity and mezzanine investments:
Direct	—	—	—	—
Indirect	—	—	23	23
Total equity and mezzanine investments	—	—	23	23
Total other investments	—	—	577	577
Derivative assets:
Interest rate	—	1,014	25	1,039
Foreign exchange	56	7	—	63
Commodity	—	112	—	112
Credit	—	1	4	5
Derivative assets	56	1,134	29	1,219
Netting adjustments (a)	—	—	—	(812)
Total derivative assets	56	1,134	29	407
Accrued income and other assets	—	1	—	1
Total assets on a recurring basis at fair value	$80	$14,195	$606	$14,069

LIABILITIES MEASURED ON A RECURRING BASIS
Bank notes and other short-term borrowings:
Short positions	$2	$341	—	$343
Derivative liabilities:
Interest rate	—	739	—	739
Foreign exchange	49	8	—	57
Commodity	—	106	—	106
Credit	—	11	$1	12
Derivative liabilities	49	864	1	914
Netting adjustments (a)	—	—	—	(500)
Total derivative liabilities	49	864	1	414
Accrued expense and other liabilities	—	1	—	1
Total liabilities on a recurring basis at fair value	$51	$1,206	$1	$758

(a)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Total derivative assets and liabilities include these netting adjustments.

Changes in Level 3 Fair Value Measurements

The following table shows the change in the fair values of our Level 3 financial instruments for the years ended December 31, 2014, and December 31, 2013. We mitigate the credit risk, interest rate risk, and risk of loss related to many of these Level 3 instruments by using securities and derivative positions classified as Level 1 or Level 2. Level 1 and Level 2 instruments are not included in the following table. Therefore, the gains or losses shown do not include the impact of our risk management activities.

in millions	Beginning of Period Balance	Gains (Losses) Included in Earnings			Purchases	Sales	Settlements	Transfers into Level 3	(e)		Transfers out of Level 3	(e)		End of Period Balance	(g)	Unrealized Gains (Losses) Included in Earnings
Year ended December 31, 2014
Securities available for sale
Other securities	—	—			$10	—	—	—			—			$10		—
Other investments
Principal investments
Direct	$141	$18	(c	)	1	$(58)	—	—			—			102		$13	(c	)
Indirect	413	57	(c	)	8	(176)	—	—			—			302		(26)	(c	)
Equity and mezzanine investments
Direct	—	—			—	—	—	—			—			—		—
Indirect	23	(1)	(c	)	—	—	$(12)	—			—			10		(1)	(c	)
Derivative instruments (a)
Interest rate	25	4	(d	)	4	(3)	—	$7	(f	)	$(24)	(f	)	13		—
Commodity	—	—			—	—	—	1	(f	)	(1)	(f	)	—		—
Credit	3	(17)	(d	)	—	—	16	—			—			2		—

in millions	Beginning of Period Balance	Gains (Losses) Included in Earnings			Purchases	Sales	Settlements	Transfers into Level 3	(e)		Transfers out of Level 3	(e)		End of Period Balance	(g)	Unrealized Gains (Losses) Included in Earnings
Year ended December 31, 2013
Trading account assets
Other mortgage-backed securities	—	$4	(b	)	—	$(4)	—	—			—			—		—
Other securities	—	4	(b	)	—	—	$(4)	—			—			—		$(1)	(b	)
State and political subdivisions	$3	—			—	(3)	—	—			—			—		—
Other investments
Principal investments
Direct	191	(11)	(c	)	$8	(47)	—	—			—			$141		(23)	(c	)
Indirect	436	58	(c	)	23	(104)	—	—			—			413		18	(c	)
Equity and mezzanine investments
Direct	—	—			—	—	—	—			—			—		8	(c	)
Indirect	41	2	(c	)	—	—	(20)	—			—			23		2	(c	)
Derivative instruments (a)
Interest rate	19	(10)	(d	)	1	(2)	—	$46	(f	)	$(29)	(f	)	25		—
Commodity	1	(1)	(d	)	—	—	—	—			—			—		—
Credit	4	(8)	(d	)	—	—	7	—			—			3		—

(a)	Amounts represent Level 3 derivative assets less Level 3 derivative liabilities.

(b)	Realized and unrealized gains and losses on trading account assets are reported in “other income” on the income statement.

(c)	Realized and unrealized gains and losses on principal investments are reported in “net gains (losses) from principal investing” on the income statement. Realized and unrealized losses on private equity and mezzanine investments are reported in “other income” on the income statement.

(d)	Realized and unrealized gains and losses on derivative instruments are reported in “corporate services income” and “other income” on the income statement.

(e)	Our policy is to recognize transfers into and transfers out of Level 3 as of the end of the reporting period.

(f)	Certain derivatives previously classified as Level 2 were transferred to Level 3 because Level 3 unobservable inputs became significant. Certain derivatives previously classified as Level 3 were transferred to Level 2 because Level 3 unobservable inputs became less significant.

(g)	There were no issuances for the years ended December 31, 2014, and December 31, 2013.

Assets Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in accordance with GAAP. The adjustments to fair value generally result from the application of accounting guidance that requires assets and liabilities to be recorded at the lower of cost or fair value, or assessed for impairment. The following table presents our assets measured at fair value on a nonrecurring basis at December 31, 2014, and December 31, 2013:

	December 31, 2014				December 31, 2013
in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A NONRECURRING BASIS
Impaired loans	—	—	$5	$5	—	—	$16	$16
Loans held for sale (a)	—	—	—	—	—	—	—	—
Accrued income and other assets	—	—	13	13	—	—	14	14
Total assets on a nonrecurring basis at fair value	—	—	$18	$18	—	—	$30	$30

(a)	During 2014, we transferred $11 million of commercial and consumer loans and leases at their current fair value from held-for-sale status to the held-to-maturity portfolio, compared to $9 million during 2013.

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

Loans held for sale.  Through a quarterly analysis of our loan portfolios held for sale, which include both performing and nonperforming loans, we determine any adjustments necessary to record the portfolios at the lower of cost or fair value in accordance with GAAP. Our analysis concluded that there were no loans held for sale adjusted to fair value at December 31, 2014, or December 31, 2013.

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

Valuations of performing commercial mortgage and construction loans held for sale are conducted using internal models that rely on market data from sales or nonbinding bids on similar assets, including credit spreads, treasury rates, interest rate curves, and risk profiles. These internal models also rely on our own assumptions about the exit market for the loans and details about individual loans within the respective portfolios. Therefore, we classify these loans as Level 3 assets. The inputs related to our assumptions and other internal loan data include changes in real estate values, costs of foreclosure, prepayment rates, default rates, and discount rates.

Valuations of nonperforming commercial mortgage and construction loans held for sale are based on current agreements to sell the loans or approved discounted payoffs. If a negotiated value is not available, we use third-party appraisals, adjusted for current market conditions. Since valuations are based on unobservable data, these loans are classified as Level 3 assets.

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

Goodwill and other intangible assets.  On a quarterly basis, we review impairment indicators to determine whether we need to evaluate the carrying amount of goodwill and other intangible assets assigned to Key Community Bank and Key Corporate Bank. We also perform an annual impairment test for goodwill. Accounting guidance permits an entity to first assess qualitative factors to determine whether additional goodwill impairment testing is required. However, we did not choose to utilize a qualitative assessment in our annual goodwill impairment testing performed during the fourth quarter of 2014. Fair value of our reporting units is determined using both an income approach (discounted cash flow method) and a market approach (using publicly traded company and recent transactions data), which are weighted equally.

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

Quantitative Information about Level 3 Fair Value Measurements

The range and weighted-average of the significant unobservable inputs used to fair value our material Level 3 recurring and nonrecurring assets at December 31, 2014, and December 31, 2013, along with the valuation techniques used, are shown in the following table:

December 31, 2014 dollars in millions	Fair Value of Level 3 Assets	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
Recurring
Other investments — principal investments — direct:	$102	Individual analysis of the condition of each investment
Debt instruments			EBITDA multiple	5.40 - 6.00 (5.50)
Equity instruments of private companies			EBITDA multiple (where applicable)	5.50 - 6.20 (5.80)
			Revenue multiple (where applicable)	4.30 - 4.30 (4.30)
Nonrecurring
Impaired loans	5	Fair value of underlying collateral	Discount	10.00 - 64.00% (62.00%)
Goodwill	1,057	Discounted cash flow and market data	Earnings multiple of peers	11.40 - 15.90 (12.92)
			Equity multiple of peers	1.20 - 1.22 (1.21)
			Control premium	10.00 - 30.00% (19.70%)
			Weighted-average cost of capital	13.00 - 14.00% (13.52%)

December 31, 2013 dollars in millions	Fair Value of Level 3 Assets	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
Recurring
Other investments — principal investments — direct:	$141	Individual analysis of the condition of each investment
Debt instruments			EBITDA multiple	6.00 - 7.00 (6.10)
Equity instruments of private companies			EBITDA multiple (where applicable)	4.80 - 10.40 (6.20)
			Revenue multiple (where applicable)	1.10 - 4.70 (4.00)
Nonrecurring
Impaired loans	16	Fair value of underlying collateral	Discount	10.00 - 100.00% (36.00%)
Goodwill	979	Discounted cash flow and market data	Earnings multiple of peers	10.10 - 14.40 (11.59)
			Equity multiple of peers	1.17 - 1.29 (1.24)
			Control premium	N/A (35.00%)
			Weighted-average cost of capital	N/A (13.00%)

Fair Value Disclosures of Financial Instruments

The levels in the fair value hierarchy ascribed to our financial instruments and the related carrying amounts at December 31, 2014, and December 31, 2013, are shown in the following table.

	December 31, 2014
		Fair Value
in millions	Carrying Amount	Level 1	Level 2	Level 3	Netting Adjustment		Total
ASSETS
Cash and short-term investments (a)	$4,922	$4,922	—	—	—		$4,922
Trading account assets (b)	750	2	$748	—	—		750
Securities available for sale (b)	13,360	22	13,328	$10	—		13,360
Held-to-maturity securities (c)	5,015	—	4,974	—	—		4,974
Other investments (b)	760	2	344	414	—		760
Loans, net of allowance (d)	56,587	—	—	54,993	—		54,993
Loans held for sale (b)	734	—	—	734	—		734
Mortgage servicing assets (e)	323	—	—	417	—		417
Derivative assets (b)	609	91	1,536	16	$(1,034	)(f)	609

LIABILITIES
Deposits with no stated maturity (a)	$66,135	—	$66,135	—	—		$66,135
Time deposits (e)	5,863	$564	5,361	—	—		5,925
Short-term borrowings (a)	998	—	998	—	—		998
Long-term debt (e)	7,875	7,625	626	—	—		8,251
Derivative liabilities (b)	784	77	1,248	$1	$(542	)(f)	784

	December 31, 2013
		Fair Value
in millions	Carrying Amount	Level 1	Level 2	Level 3	Netting Adjustment		Total
ASSETS
Cash and short-term investments (a)	$6,207	$6,207	—	—	—		$6,207
Trading account assets (b)	738	4	$734	—	—		738
Securities available for sale (b)	12,346	20	12,326	—	—		12,346
Held-to-maturity securities (c)	4,756	—	4,617	—	—		4,617
Other investments (b)	969	—	392	$577	—		969
Loans, net of allowance (d)	53,609	—	—	52,102	—		52,102
Loans held for sale (b)	611	—	—	611	—		611
Mortgage servicing assets (e)	332	—	—	386	—		386
Derivative assets (b)	407	56	1,134	29	$(812	) (f)	407

LIABILITIES
Deposits with no stated maturity (a)	$62,425	—	$62,425	—	—		$62,425
Time deposits (e)	6,837	$558	6,368	—	—		6,926
Short-term borrowings (a)	1,877	2	1,875	—	—		1,877
Long-term debt (e)	7,650	7,611	397	—	—		8,008
Derivative liabilities (b)	414	49	864	$1	$(500	)(f)	414

Valuation Methods and Assumptions

(a)	Fair value equals or approximates carrying amount. The fair value of deposits with no stated maturity does not take into consideration the value ascribed to core deposit intangibles.

(b)	Information pertaining to our methodology for measuring the fair values of these assets and liabilities is included in the sections entitled “Qualitative Disclosures of Valuation Techniques” and “Assets Measured at Fair Value on a Nonrecurring Basis” in this note.

(c)	Fair values of held-to-maturity securities are determined by using models that are based on security-specific details, as well as relevant industry and economic factors. The most significant of these inputs are quoted market prices, interest rate spreads on relevant benchmark securities, and certain prepayment assumptions. We review the valuations derived from the models to ensure they are reasonable and consistent with the values placed on similar securities traded in the secondary markets.

(d)	The fair value of loans is based on the present value of the expected cash flows. The projected cash flows are based on the contractual terms of the loans, adjusted for prepayments and use of a discount rate based on the relative risk of the cash flows, taking into account the loan type, maturity of the loan, liquidity risk, servicing costs, and a required return on debt and capital. In addition, an incremental liquidity discount is applied to certain loans, using historical sales of loans during periods of similar economic conditions as a benchmark. The fair value of loans includes lease financing receivables at their aggregate carrying amount, which is equivalent to their fair value.

(e)	Fair values of mortgage servicing assets, time deposits, and long-term debt are based on discounted cash flows utilizing relevant market inputs.

(f)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Total derivative assets and liabilities include these netting adjustments.

We use valuation methods based on exit market prices in accordance with applicable accounting guidance. We determine fair value based on assumptions pertaining to the factors that a market participant would consider in valuing the asset. A substantial portion of our fair value adjustments are related to liquidity. During 2013 and 2014, the fair values of our loan portfolios have generally remained stable, primarily due to increasing liquidity in the loan markets. If we were to use different assumptions, the fair values shown in the preceding table could change. Also, because the applicable accounting guidance for financial instruments excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements, the fair value amounts shown in the table above do not, by themselves, represent the underlying value of our company as a whole.

Education lending business.  The discontinued education lending business consists of assets and liabilities (recorded at fair value) in the securitization trusts, as well as loans in portfolio (recorded at fair value), and loans in portfolio (recorded at carrying value with appropriate valuation reserves) that are outside the trusts. All of these loans were excluded from the table above as follows:

¿	Loans at carrying value, net of allowance, of $2.1 billion ($1.8 billion at fair value) at December 31, 2014, and $2.4 billion ($2.0 billion at fair value) at December 31, 2013;

¿	Portfolio loans at fair value of $191 million at December 31, 2014, and $147 million at December 31, 2013; and

¿	Loans in the trusts at fair value of $2.0 billion at December 31, 2013.

Securities issued by the education lending securitization trusts, which are the primary liabilities of the trusts, totaling $1.8 billion in fair value at December 31, 2013, are also excluded from the above table.

These loans and securities are classified as Level 3 because we rely on unobservable inputs when determining fair value since observable market data is not available.

On September 30, 2014, we sold the residual interests in all of our outstanding education loan securitization trusts to a third party. With that transaction, in accordance with the applicable accounting guidance, we deconsolidated the securitization trusts and removed the trust assets and liabilities from our balance sheet at September 30, 2014. Additional information regarding the sale of the residual interests and deconsolidation of the securitization trusts is provided in Note 13 (“Acquisitions and Discontinued Operations”).

Residential real estate mortgage loans.  Residential real estate mortgage loans with carrying amounts of $2.2 billion at December 31, 2014, and December 31, 2013, are included in “Loans, net of allowance” in the previous table.

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

	2014				2013
December 31, in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
States and political subdivisions	$22	$1	—	$23	$39	$1	—	$40
Collateralized mortgage obligations	11,310	96	$136	11,270	11,120	152	$272	11,000
Other mortgage-backed securities	2,004	32	1	2,035	1,270	27	11	1,286
Other securities	29	3	—	32	17	3	—	20
Total securities available for sale	$13,365	$132	$137	$13,360	$12,446	$183	$283	$12,346

HELD-TO-MATURITY SECURITIES
Collateralized mortgage obligations	$4,755	$15	$57	$4,713	$4,736	$6	$145	$4,597
Other mortgage-backed securities	240	1	—	241	—	—	—	—
Other securities	20	—	—	20	20	—	—	20
Total held-to-maturity securities	$5,015	$16	$57	$4,974	$4,756	$6	$145	$4,617

The following table summarizes our securities that were in an unrealized loss position as of December 31, 2014, and December 31, 2013.

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2014
Securities available for sale:
Collateralized mortgage obligations	$3,019	$52	$2,932	$84	$5,951	$136
Other mortgage-backed securities	—	—	78	1	78	1
Other securities (a)	4	—	2	—	6	—
Held-to-maturity:
Collateralized mortgage obligations	1,005	11	1,994	46	2,999	57
Total temporarily impaired securities	$4,028	$63	$5,006	$131	$9,034	$194

December 31, 2013
Securities available for sale:
Collateralized mortgage obligations	$5,122	$261	$157	$11	$5,279	$272
Other mortgage-backed securities	856	11	—	—	856	11
Other securities (a)	2	—	—	—	2	—
Held-to-maturity:
Collateralized mortgage obligations	3,969	145	—	—	3,969	145
Other securities (b)	2	—	—	—	2	—
Total temporarily impaired securities	$9,951	$417	$157	$11	$10,108	$428

(a)	Gross unrealized losses totaled less than $1 million for other securities available sale for the years ended December 31, 2014, and December 31, 2013.

(b)	Gross unrealized losses totaled less than $1 million for other securities held-to-maturity for the year ended December 31, 2013.

At December 31, 2014, we had $136 million of gross unrealized losses related to 67 fixed-rate CMOs that we invested in as part of our overall A/LM strategy. These securities had a weighted-average maturity of 4.6 years at December 31, 2014. Since these securities have a fixed interest rate, their fair value is sensitive to movements in market interest rates. We also had $1 million of gross unrealized losses related to 14 other mortgage-backed securities positions, which had a weighted-average maturity of 4.6 years at December 31, 2014. These unrealized losses are considered temporary since we expect to collect all contractually due amounts from these securities. Accordingly, these investments were reduced to their fair value through OCI, not earnings.

We regularly assess our securities portfolio for OTTI. The assessments are based on the nature of the securities, the underlying collateral, the financial condition of the issuer, the extent and duration of the loss, our intent related to the individual securities, and the likelihood that we will have to sell securities prior to expected recovery.

The debt securities identified to have OTTI are written down to their current fair value. For those debt securities that we intend to sell, or more-likely-than-not will be required to sell, prior to the expected recovery of the amortized cost, the entire impairment (i.e., the difference between amortized cost and the fair value) is recognized in earnings. For those debt securities that we do not intend to sell, or more-likely-than-not will not be required to sell, prior to expected recovery, the credit portion of OTTI is recognized in earnings, while the remaining OTTI is recognized in equity as a component of AOCI on the balance sheet. As shown in the following table, we did not have any impairment losses recognized in earnings for the year ended December 31, 2014.

Year ended December 31, 2014

in millions
Balance at December 31, 2013	$4
Impairment recognized in earnings	—
Balance at December 31, 2014	$4

Realized gains and losses related to securities available for sale were as follows:

Year ended December 31 in millions	2014 (a)	2013 (b)	2012 (a)
Realized gains	—	$1	—
Realized losses	—	—	—
Net securities gains (losses)	—	$1	—

(a)	Realized gains and losses totaled less than $1 million for the year ended December 31, 2014, and December 31, 2012.

(b)	Realized losses totaled less than $1 million for the year ended December 31, 2013.

At December 31, 2014, securities available for sale and held-to-maturity securities totaling $7.8 billion were pledged to secure securities sold under repurchase agreements, to secure public and trust deposits, to facilitate access to secured funding, and for other purposes required or permitted by law.

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

	Securities Available for Sale		Held-to-Maturity Securities
December 31, 2014 in millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$276	$279	$9	$9
Due after one through five years	13,040	13,031	4,683	4,641
Due after five through ten years	46	47	323	324
Due after ten years	3	3	—	—
Total	$13,365	$13,360	$5,015	$4,974

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

At December 31, 2014, after taking into account the effects of bilateral collateral and master netting agreements, we had $55 million of derivative assets and a positive $10 million of derivative liabilities that relate to contracts entered into for hedging purposes. Our hedging derivative liabilities are in an asset position largely because we have contracts with positive fair values as a result of master netting agreements. As of the same date, after taking into account the effects of bilateral collateral and master netting agreements and a reserve for potential future losses, we had derivative assets of $554 million and derivative liabilities of $794 million that were not designated as hedging instruments.

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

Derivatives Not Designated in Hedge Relationships

On occasion, we enter into interest rate swap contracts to manage economic risks but do not designate the instruments in hedge relationships. Excluding contracts addressing customer exposures, the amount of derivatives hedging risks on an economic basis at December 31, 2014, was not significant.

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

Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments

The following table summarizes the fair values of our derivative instruments on a gross and net basis as of December 31, 2014, and December 31, 2013. The change in the notional amounts of these derivatives by type from December 31, 2013, to December 31, 2014, indicates the volume of our derivative transaction activity during 2014. The notional amounts are not affected by bilateral collateral and master netting agreements. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Where master netting agreements are not in effect or are not enforceable under bankruptcy laws, we do not adjust those derivative assets and liabilities with counterparties. Securities collateral related to legally enforceable master netting agreements is not offset on the balance sheet. Our derivative instruments are included in “derivative assets” or “derivative liabilities” on the balance sheet, as indicated in the following table:

	December 31, 2014			December 31, 2013
		Fair Value			Fair Value
in millions	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate	$15,095	$272	$26	$14,487	$306	$37
Foreign exchange	371	8	—	190	4	1
Total	15,466	280	26	14,677	310	38
Derivatives not designated as hedging instruments:
Interest rate	43,771	665	618	46,173	733	702
Foreign exchange	4,024	85	81	4,701	59	56
Commodity	1,544	608	594	1,616	112	106
Credit	512	5	7	910	5	12
Total	49,851	1,363	1,300	53,400	909	876
Netting adjustments (a)	—	(1,034)	(542)	—	(812)	(500)
Net derivatives in the balance sheet	65,317	609	784	68,077	407	414
Other collateral (b)	—	(155)	(241)	—	(72)	(287)
Net derivative amounts	$65,317	$454	$543	$68,077	$335	$127

(a)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance.

(b)	Other collateral represents the amount that cannot be used to offset our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance. The other collateral consists of securities and is exchanged under bilateral collateral and master netting agreements that allow us to offset the net derivative position with the related collateral. The application of the other collateral cannot reduce the net derivative position below zero. Therefore, excess other collateral, if any, is not reflected above.

Fair value hedges.  Instruments designated as fair value hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. The effective portion of a change in the fair value of an instrument designated as a fair value hedge is recorded in earnings at the same time as a change in fair value of the hedged item, resulting in no effect on net income. The ineffective portion of a change in the fair value of such a hedging instrument is recorded in “other income” on the income statement with no corresponding offset. During the year ended December 31, 2014, we did not exclude any portion of these hedging instruments from the assessment of hedge effectiveness. While there is some immaterial ineffectiveness in our hedging relationships, all of our fair value hedges remained “highly effective” as of December 31, 2014.

The following table summarizes the pre-tax net gains (losses) on our fair value hedges for the years ended December 31, 2014, and December 31, 2013, and where they are recorded on the income statement.

	Year ended December 31, 2014
in millions	Income Statement Location of Net Gains (Losses) on Derivative	Net Gains (Losses) on Derivative	Hedged Item	Income Statement Location of Net Gains (Losses) on Hedged Item	Net Gains (Losses) on Hedged Item
Interest rate	Other income	$7	Long-term debt	Other income	$(5)	(a	)
Interest rate	Interest expense – Long-term debt	117
Total		$124			$(5)

	Year ended December 31, 2013
in millions	Income Statement Location of Net Gains (Losses) on Derivative	Net Gains (Losses) on Derivative	Hedged Item	Income Statement Location of Net Gains (Losses) on Hedged Item	Net Gains (Losses) on Hedged Item
Interest rate	Other income	$(222)	Long-term debt	Other income	$222	(a	)
Interest rate	Interest expense – Long-term debt	129
Total		$(93)			$222

(a)	Net gains (losses) on hedged items represent the change in fair value caused by fluctuations in interest rates.

Cash flow hedges.  Instruments designated as cash flow hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. Initially, the effective portion of a gain or loss on a cash flow hedge is recorded as a component of AOCI on the balance sheet. This amount is subsequently reclassified into income when the hedged transaction affects earnings (e.g., when we pay variable-rate interest on debt, receive variable-rate interest on commercial loans, or sell commercial real estate loans). The ineffective portion of cash flow hedging transactions is included in “other income” on the income statement. During the year ended December 31, 2014, we did not exclude any portion of these hedging instruments from the assessment of hedge effectiveness. While there is some immaterial ineffectiveness in our hedging relationships, all of our cash flow hedges remained “highly effective” as of December 31, 2014.

Considering the interest rates, yield curves, and notional amounts as of December 31, 2014, we would expect to reclassify an estimated $25 million of net losses on derivative instruments from AOCI to income during the next 12 months for our cash flow hedges. In addition, we expect to reclassify approximately $3 million of net gains related to terminated cash flow hedges from AOCI to income during the next 12 months. As of December 31, 2014, the maximum length of time over which we hedge forecasted transactions is 14 years.

Net investment hedges.  We enter into foreign currency forward contracts to hedge our exposure to changes in the carrying value of our investments as a result of changes in the related foreign exchange rates. Instruments designated as net investment hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. Initially, the effective portion of a gain or loss on a net investment hedge is recorded as a component of AOCI on the balance sheet when the terms of the derivative match the notional and currency risk being hedged. The effective portion is subsequently reclassified into income when the hedged transaction affects earnings (e.g., when we dispose of or liquidate a foreign subsidiary). At December 31, 2014, AOCI reflected unrecognized after-tax gains totaling $17 million related to cumulative changes in the fair value of our net investment hedges, which offset the unrecognized after-tax foreign currency losses on net investment balances. The ineffective portion of net investment hedging transactions is included in “other income” on the income statement, but there was no net investment hedge ineffectiveness as of December 31, 2014. We did not exclude any portion of our hedging instruments from the assessment of hedge effectiveness during the year ended December 31, 2014.

The following table summarizes the pre-tax net gains (losses) on our cash flow and net investment hedges for the years ended December 31, 2014, and December 31, 2013, and where they are recorded on the income statement. The table includes the effective portion of net gains (losses) recognized in OCI during the period, the effective portion of net gains (losses) reclassified from OCI into income during the current period, and the portion of net gains (losses) recognized directly in income, representing the amount of hedge ineffectiveness.

	Year ended December 31, 2014
in millions	Net Gains (Losses) Recognized in OCI (Effective Portion)	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Income Statement Location of Net Gains (Losses) Recognized in Income (Ineffective Portion)	Net Gains (Losses) Recognized in Income (Ineffective Portion)
Cash Flow Hedges
Interest rate	$50	Interest income – Loans	$67	Other income	—
Interest rate	(8)	Interest expense – Long-term debt	(4)	Other income	—
Interest rate	(1)	Investment banking and debt placement fees	—	Other income	—
Net Investment Hedges
Foreign exchange contracts	27	Other Income	—	Other income	—
Total	$68		$63		—

	Year ended December 31, 2013
in millions	Net Gains (Losses) Recognized in OCI (Effective Portion)	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Income Statement Location of Net Gains (Losses) Recognized in Income (Ineffective Portion)	Net Gains (Losses) Recognized in Income (Ineffective Portion)
Cash Flow Hedges
Interest rate	$(19)	Interest income – Loans	$67	Other income	—
Interest rate	20	Interest expense – Long-term debt	(8)	Other income	—
Interest rate	—	Investment banking and debt placement fees	—	Other income	—
Net Investment Hedges
Foreign exchange contracts	9	Other Income	(3)	Other income	—
Total	$10		$56		—

The after-tax change in AOCI resulting from cash flow and net investment hedges is as follows:

in millions	December 31, 2013	2014 Hedging Activity	Reclassification of Gains to Net Income	December 31, 2014
AOCI resulting from cash flow and net investment hedges	$(11)	$43	$(40)	$(8)

Nonhedging instruments.  Our derivatives that are not designated as hedging instruments are recorded at fair value in “derivative assets” and “derivative liabilities” on the balance sheet. Adjustments to the fair values of these instruments, as well as any premium paid or received, are included in “corporate services income” and “other income” on the income statement.

The following table summarizes the pre-tax net gains (losses) on our derivatives that are not designated as hedging instruments for the years ended December 31, 2014, 2013, and 2012, and where they are recorded on the income statement.

	2014			2013			2012
December 31, in millions	Corporate Services Income	Other Income	Total	Corporate Services Income	Other Income	Total	Corporate Services Income	Other Income	Total
NET GAINS (LOSSES)
Interest rate	$16	—	$16	$17	—	$17	$24	$(2)	$22
Foreign exchange	34	—	34	38	—	38	36	—	36
Commodity	6	—	6	5	—	5	9	—	9
Credit	—	$(21)	(21)	1	$(15)	(14)	—	(20)	(20)
Total net gains (losses)	$56	$(21)	$35	$61	$(15)	$46	$69	$(22)	$47

Counterparty Credit Risk

Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected positive replacement value of the contracts. We use several means to mitigate and manage exposure to credit risk on derivative contracts. We generally enter into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with a single counterparty in the event of default. Additionally, we monitor counterparty credit risk exposure on each contract to determine appropriate limits on our total credit exposure across all product types. We review our collateral positions on a daily basis and exchange collateral with our counterparties in accordance with standard ISDA documentation, central clearing rules, and other related agreements. We generally hold collateral in the form of cash and highly rated securities issued by the U.S. Treasury, government-sponsored enterprises, or GNMA. The cash collateral netted against derivative assets on the balance sheet totaled $518 million at December 31, 2014, and $308 million at December 31, 2013. The cash collateral netted against derivative liabilities totaled $26 million at December 31, 2014, and $4 million at December 31, 2013. The relevant agreements that allow us to access the central clearing organizations to clear derivative transactions are not considered to be qualified master netting agreements. Therefore, we cannot net derivative contracts or offset those contracts with related cash collateral with these counterparties. At December 31, 2014, we posted $56 million of cash collateral with clearing organizations. This additional cash collateral is included in “accrued income and other assets” and “accrued expense and other liabilities” on the balance sheet.

The following table summarizes our largest exposure to an individual counterparty at the dates indicated.

December 31, in millions	2014	2013
Largest gross exposure (derivative asset) to an individual counterparty	$133	$121
Collateral posted by this counterparty	100	42
Derivative liability with this counterparty	31	106
Collateral pledged to this counterparty	—	33
Net exposure after netting adjustments and collateral	2	6

The following table summarizes the fair value of our derivative assets by type at the dates indicated. These assets represent our gross exposure to potential loss after taking into account the effects of bilateral collateral and master netting agreements and other means used to mitigate risk.

December 31, in millions	2014	2013
Interest rate	$607	$633
Foreign exchange	41	23
Commodity	478	58
Credit	1	1
Derivative assets before collateral	1,127	715
Less: Related collateral	518	308
Total derivative assets	$609	$407

We enter into derivative transactions with two primary groups: broker-dealers and banks, and clients. Since these groups have different economic characteristics, we have different methods for managing counterparty credit exposure and credit risk.

We enter into transactions with broker-dealers and banks for various risk management purposes. These types of transactions generally are high dollar volume. We generally enter into bilateral collateral and master netting agreements with these counterparties. We began clearing certain types of derivative transactions with these counterparties in June 2013, whereby the central clearing organizations become our counterparties subsequent to novation of the original derivative contracts. In addition, we began entering into derivative contracts through swap execution facilities during the quarter ended March 31, 2014. The swap clearing and swap trade execution requirements were mandated by the Dodd-Frank Act for the purpose of reducing counterparty credit risk and increasing transparency in the derivative market. At December 31, 2014, we had gross exposure of $955 million to broker-dealers and banks. We had net exposure of $204 million after the application of master netting agreements and cash collateral, where such qualifying agreements exist. We had net exposure of $23 million after considering $181 million of additional collateral held in the form of securities.

We enter into transactions with clients to accommodate their business needs. These types of transactions generally are low dollar volume. We generally enter into master netting agreements with these counterparties. In addition, we mitigate our overall portfolio exposure and market risk by buying and selling U.S. Treasuries and Eurodollar futures, and entering into offsetting positions and other derivative contracts, sometimes with entities other than broker-dealers and banks. Due to the smaller size and magnitude of the individual contracts with clients, we generally do not exchange collateral in connection with these derivative transactions. To address the risk of default associated with the uncollateralized contracts, we have established a credit valuation adjustment (included in “derivative assets”) in the amount of $9 million at December 31, 2014, which we estimate to be the potential future losses on amounts due from client counterparties in the event of default. At December 31, 2013, the credit valuation adjustment was $14 million. For the derivative counterparties that are not broker-dealers, banks, or clients, we generally exchange collateral. At December 31, 2014, we had gross exposure of $471 million to client counterparties and other entities that are not broker-dealers or banks for derivatives that have associated master netting agreements. We had net exposure of $405 million on our derivatives with these counterparties after the application of master netting agreements, collateral, and the related reserve. In addition, the derivatives for one counterparty were guaranteed by a third party with a letter of credit totaling $30 million.

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

The following table summarizes the fair value of our credit derivatives purchased and sold by type as of December 31, 2014, and December 31, 2013. The fair value of credit derivatives presented below does not take into account the effects of bilateral collateral or master netting agreements.

December 31, in millions	2014			2013
	Purchased	Sold	Net	Purchased	Sold	Net
Single-name credit default swaps	$(3)	—	$(3)	$(7)	$1	$(6)
Traded credit default swap indices	1	—	1	—	—	—
Other	—	—	—	—	(1)	(1)
Total credit derivatives	$(2)	—	$(2)	$(7)	—	$(7)

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

The following table provides information on the types of credit derivatives sold by us and held on the balance sheet at December 31, 2014, and December 31, 2013. The notional amount represents the maximum amount that the seller could be required to pay. The payment/performance risk assessment is based on the default probabilities for the underlying reference entities’ debt obligations using a Moody’s credit ratings matrix known as Moody’s “Idealized” Cumulative Default Rates. The payment/performance risk shown in the table represents a weighted-average of the default probabilities for all reference entities in the respective portfolios. These default probabilities are directly correlated to the probability that we will have to make a payment under the credit derivative contracts.

	2014			2013
December 31, dollars in millions	Notional Amount	Average Term (Years)	Payment / Performance Risk	Notional Amount	Average Term (Years)	Payment / Performance Risk
Single-name credit default swaps	$5	.72	.87%	$55	.77	22.28%
Other	6	2.89	9.58	13	5.03	8.82
Total credit derivatives sold	$11	—	—	$68	—	—

Credit Risk Contingent Features

We have entered into certain derivative contracts that require us to post collateral to the counterparties when these contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to our long-term senior unsecured credit ratings with Moody’s and S&P. Collateral requirements also are based on minimum transfer amounts, which are specific to each Credit Support Annex (a component of the ISDA Master Agreement) that we have signed with the counterparties. In a limited number of instances, counterparties have the right to terminate their ISDA Master Agreements with us if our ratings fall below a certain level, usually investment-grade level (i.e., “Baa3” for Moody’s and “BBB-” for S&P). At December 31, 2014, KeyBank’s ratings were “A3” with Moody’s and “A-” with S&P, and KeyCorp’s ratings were “Baa1” with Moody’s and “BBB+” with S&P. As of December 31, 2014, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our ratings) held by KeyBank that were in a net liability position totaled $297 million, which includes $175 million in derivative assets and $472 million in derivative liabilities. We had $243 million in cash and securities collateral posted to cover those positions as of December 31, 2014. The aggregate fair value of all derivative contracts with credit risk contingent features held by KeyCorp as of December 31, 2014, that were in a net liability position totaled $7 million, which consists solely of derivative liabilities. We had $7 million in collateral posted to cover those positions as of December 31, 2014.

The following table summarizes the additional cash and securities collateral that KeyBank would have been required to deliver under the ISDA Master Agreements had the credit risk contingent features been triggered for the derivative contracts in a net liability position as of December 31, 2014, and December 31, 2013. The additional collateral amounts were calculated based on scenarios under which KeyBank’s ratings are downgraded one, two, or three ratings as of December 31, 2014, and take into account all collateral already posted. A similar calculation was performed for KeyCorp, and additional collateral of less than $1 million would have been required as of December 31, 2014, and 2013.

December 31, in millions	2014		2013
	Moody’s	S&P	Moody’s	S&P
KeyBank’s long-term senior unsecured credit ratings	A3	A-	A3	A-
One rating downgrade	$1	$1	$6	$6
Two rating downgrades	1	1	11	11
Three rating downgrades	3	3	11	11

KeyBank’s long-term senior unsecured credit rating is currently four ratings above noninvestment grade at Moody’s and S&P. If KeyBank’s ratings had been downgraded below investment grade as of December 31, 2014, payments of up to $5 million would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted. If KeyCorp’s ratings had been downgraded below investment grade as of December 31, 2014, payments of less than $1 million would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted.

9. Mortgage Servicing Assets

We originate and periodically sell commercial mortgage loans but continue to service those loans for the buyers. We also may purchase the right to service commercial mortgage loans for other lenders. We record a servicing asset if we purchase or retain the right to service loans in exchange for servicing fees that exceed the going market servicing rate and are considered more than adequate compensation for servicing. Changes in the carrying amount of mortgage servicing assets are summarized as follows:

Year ended December 31, in millions	2014	2013
Balance at beginning of period	$332	$204
Servicing retained from loan sales	38	48
Purchases	51	150	(a)
Amortization	(98)	(70)
Balance at end of period	$323	$332

Fair value at end of period	$417	$386

(a)	Amount includes $120 million in mortgage servicing assets that were acquired from Bank of America’s Global Mortgages & Securitized Products business during 2013. See Note 13 (“Acquisitions and Discontinued Operations”) for further details regarding this acquisition.

The fair value of mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The range and weighted-average of the significant unobservable inputs used to fair value our mortgage servicing assets at December 31, 2014, and December 31, 2013, along with the valuation techniques, are shown in the following table:

December 31, 2014 dollars in millions	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
Mortgage servicing assets	Discounted cash flow	Prepayment speed	1.30 - 12.70%(4.00%)
		Expected defaults	1.00 - 3.00%(1.90%)
		Residual cash flows discount rate	7.00 - 15.00%(7.80%)
		Escrow earn rate	0.70 - 3.10%(1.90%)
		Servicing cost	$150 - $2,748($1,075)
		Loan assumption rate	0.20 - 3.00%(1.50%)
		Percentage late	0.00 - 2.00%(0.32%)

December 31, 2013 dollars in millions	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
Mortgage servicing assets	Discounted cash flow	Prepayment speed	0.90 - 72.80%(11.00%)
		Expected defaults	1.10 - 3.00%(2.10%)
		Residual cash flows discount rate	7.00 - 15.00%(7.90%)
		Escrow earn rate	0.30 - 3.30%(1.50%)
		Servicing cost	$150 - $9,296($962)
		Loan assumption rate	0.00 - 3.00%(1.43%)
		Percentage late	0.00 - 2.00%(0.35%)

If these economic assumptions change or prove incorrect, the fair value of mortgage servicing assets may also change. The volume of loans serviced, expected credit losses, and the value assigned to escrow deposits are critical to the valuation of servicing assets. At December 31, 2014, a 1.00% decrease in the value assigned to the escrow deposits would cause a $64 million decrease in the fair value of our mortgage servicing assets. An increase in the assumed default rate of commercial mortgage loans of 1.00% would cause a $7 million decrease in the fair value of our mortgage servicing assets.

Contractual fee income from servicing commercial mortgage loans totaled $46 million for the year ended December 31, 2014, and $58 million for the year ended December 31, 2013. We have elected to account for servicing assets using the amortization method. The amortization of servicing assets is determined in proportion to, and over the period of, the estimated net servicing income. The amortization of servicing assets for each period, as shown in the table at the beginning of this note, is recorded as a reduction to fee income. Both the contractual fee income and the amortization are recorded in “mortgage servicing fees” on the income statement.

Additional information pertaining to the accounting for mortgage and other servicing assets is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Servicing Assets” and Note 13 (“Acquisitions and Discontinued Operations”) under the heading “Mortgage Servicing Rights” in this report.

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

Our annual goodwill impairment testing is performed as of October 1 each year. On that date in 2014, we determined that the estimated fair value of the Key Community Bank unit was 26% greater than its carrying amount; in 2013, the excess was 23%. On that date in 2014, we determined that the estimated fair value of the Key Corporate Bank unit was 16% greater than its carrying amount. There previously had been no goodwill associated with our Key Corporate Bank unit since the first quarter of 2009, when we recorded a $223 million pre-tax impairment charge and wrote off all of the remaining goodwill that had been assigned to that unit. If actual results, market conditions, and economic conditions were to differ from the assumptions and data used in this goodwill impairment testing, the estimated fair value of the Key Community Bank and Key Corporate Bank units could change. The carrying amounts of the Key Community Bank and Key Corporate Bank units represent the average equity based on risk-weighted regulatory capital for goodwill impairment testing and management reporting purposes.

Based on our quarterly review of impairment indicators during 2014 and 2013, it was not necessary to perform further reviews of goodwill recorded in our Key Community Bank or Key Corporate Bank units. We will continue to monitor the Key Community Bank unit as appropriate since it is particularly dependent upon economic conditions that impact consumer credit risk and behavior.

Changes in the carrying amount of goodwill by reporting unit are presented in the following table.

in millions	Key Community Bank	Key Corporate Bank	Total
BALANCE AT DECEMBER 31, 2012	$979	—	$979
Impairment losses based on results of interim impairment testing	—	—	—
BALANCE AT DECEMBER 31, 2013	979	—	979
Impairment losses based on results of interim impairment testing	—	—	—
Acquisition of Pacific Crest Securities	—	$78	78
BALANCE AT DECEMBER 31, 2014	$979	$78	$1,057

The acquisition of Pacific Crest Securities during the third quarter of 2014 resulted in a $78 million increase in the goodwill recorded in the Key Corporate Bank unit. Additional information regarding the acquisition is provided in Note 13 (“Acquisitions and Discontinued Operations”).

As of December 31, 2014, we expected goodwill in the amount of $112 million to be deductible for tax purposes in future periods.

Accumulated impairment losses related to the Key Corporate Bank reporting unit totaled $665 million at December 31, 2014, 2013, and 2012. There were no accumulated impairment losses related to the Key Community Bank unit at December 31, 2014, 2013, and 2012.

The following table shows the gross carrying amount and the accumulated amortization of intangible assets subject to amortization.

	2014		2013
December 31, in millions	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Core deposit intangibles	$105	$82	$105	$70
PCCR intangibles	136	69	136	44
Other intangible assets (a)	148	137	135	135
Total	$389	$288	$376	$249

(a)	Carrying amount and accumulated amortization excludes $18 million each at December 31, 2014, and December 31, 2013, related to the discontinued operations of Austin and the sale of Victory.

As a result of the acquisition of Pacific Crest Securities on September 3, 2014, intangible assets were recognized at their acquisition date fair value of $13 million. These intangible assets are being amortized on a straight line basis over an average useful life of five years.

As a result of the Western New York branches acquisition on July 13, 2012, a core deposit intangible asset was recognized at its acquisition date fair value of $40 million. This core deposit intangible asset is being amortized on an accelerated basis over its useful life of seven years. A second closing of this acquisition on September 14, 2012, relating exclusively to the purchase of credit card receivables, resulted in a PCCR intangible asset of $1 million that is being amortized on an accelerated basis over its useful life of eight years.

As a result of the purchase of Key-branded credit card assets from Elan Financial Services, Inc. on August 1, 2012, a PCCR intangible asset was recognized at its acquisition date fair value of $135 million. This PCCR asset is being amortized on an accelerated basis over its useful life of eight years.

Intangible asset amortization expense was $39 million for 2014, $44 million for 2013, and $23 million for 2012. Estimated amortization expense for intangible assets for each of the next five years is as follows: 2015 — $36 million; 2016 — $28 million; 2017 — $19 million; 2018 — $11 million; and 2019 — $5 million.

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

	Consolidated VIEs		Unconsolidated VIEs
December 31, 2014 in millions	Total Assets	Total Liabilities	Total Assets	Total Liabilities	Maximum Exposure to Loss
LIHTC funds	$1	$1	$55	—	—
LIHTC investments	N/A	N/A	1,234	$4	$521

Our involvement with VIEs is described below.

Consolidated VIEs

LIHTC guaranteed funds.    KAHC formed limited partnership funds that invested in LIHTC operating partnerships. Interests in these funds were offered in syndication to qualified investors who paid a fee to KAHC for a guaranteed return. We also earned syndication fees from the guaranteed funds and continue to earn asset management fees. The guaranteed funds’ assets, primarily investments in LIHTC operating partnerships, totaled $5 million at December 31, 2014. These investments are recorded in “accrued income and other assets” on the balance sheet and serve as collateral for the guaranteed funds’ limited obligations.

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

In accordance with the applicable accounting guidance for distinguishing liabilities from equity, third-party interests associated with our LIHTC guaranteed funds are considered mandatorily redeemable instruments and are recorded in “accrued expense and other liabilities” on the balance sheet. However, the FASB has indefinitely deferred the measurement and recognition provisions of this accounting guidance for mandatorily redeemable third-party interests associated with finite-lived subsidiaries, such as our LIHTC guaranteed funds. We adjust our financial statements each period for the third-party investors’ share of the guaranteed funds’ profits and losses. At December 31, 2014, we estimated the settlement value of these third-party interests to be between zero and $4 million, while the recorded value, including reserves, totaled $5 million. The partnership agreement for each of our guaranteed funds requires the fund to be dissolved by a certain date.

Unconsolidated VIEs

LIHTC nonguaranteed funds.    Although we hold interests in certain nonguaranteed funds that we formed and funded, we have determined that we are not the primary beneficiary because we do not absorb the majority of the funds’ expected losses and do not have the power to direct activities that most significantly influence the economic performance of these entities. At December 31, 2014, assets of these unconsolidated nonguaranteed funds totaled $55 million. Our maximum exposure to loss in connection with these funds is minimal, and we do not have any liability recorded related to the funds. We have not formed nonguaranteed funds since October 2003.

LIHTC investments.    Through Key Community Bank, we have made investments directly in LIHTC operating partnerships formed by third parties. As a limited partner in these operating partnerships, we are allocated tax credits and deductions associated with the underlying properties. We have determined that we are not the primary beneficiary of these investments because the general partners have the power to direct the activities that most significantly influence the economic performance of their respective partnerships and have the obligation to absorb expected losses and the right to receive benefits. At December 31, 2014, assets of these unconsolidated LIHTC operating partnerships totaled approximately $764 million. At December 31, 2014, our maximum exposure to loss in connection with these partnerships is the unamortized investment balance of $407 million plus $110 million of tax credits claimed but subject to recapture. We do not have any liability recorded related to these investments because we believe the likelihood of any loss is remote. We have not obtained any significant direct investments (either individually or in the aggregate) in LIHTC operating partnerships since September 2003.

We have additional investments in unconsolidated LIHTC operating partnerships that are held by the consolidated LIHTC guaranteed funds. Total assets of these operating partnerships were approximately $470 million at December 31, 2014. The tax credits and deductions associated with these properties are allocated to the funds’ investors based on their ownership percentages. We have determined that we are not the primary beneficiary of these partnerships because the general partners have the power to direct the activities that most significantly impact their economic performance, and the obligation to absorb expected losses and right to receive residual returns. Information regarding our exposure to loss in connection with these guaranteed funds is included in Note 20 under the heading “Return guarantee agreement with LIHTC investors.”

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

12. Income Taxes

Income taxes included in the income statement are summarized below. We file a consolidated federal income tax return.

Year ended December 31, in millions	2014	2013	2012
Currently payable:
Federal	$288	$216	$178
State	33	26	18
Total currently payable	321	242	196
Deferred:
Federal	16	39	41
State	(11)	(10)	(6)
Total deferred	5	29	35
Total income tax (benefit) expense (a)	$326	$271	$231

(a)	There was no income tax (benefit) expense recorded on securities transactions in 2014 and 2012. The income tax (benefit) expense on securities transactions totaled $1 million in 2013. Income tax expense excludes equity- and gross receipts-based taxes, which are assessed in lieu of an income tax in certain states in which we operate. These taxes, which are recorded in “noninterest expense” on the income statement, totaled $17 million in 2014, $23 million in 2013, and $29 million in 2012.

Significant components of our deferred tax assets and liabilities included in “accrued income and other assets” and “accrued expense and other liabilities,” respectively, on the balance sheet, are as follows:

December 31, in millions	2014	2013
Allowance for loan and lease losses	$316	$334
Employee benefits	251	187
Net unrealized securities losses	17	45
Federal credit carryforwards	96	226
State net operating losses and credits	9	11
Other	312	302
Gross deferred tax assets	1,001	1,105
Less: valuation allowance	—	1
Total deferred tax assets	1,001	1,104

Leasing transactions	682	753
Other	125	141
Total deferred tax liabilities	807	894
Net deferred tax assets (liabilities) (a)	$194	$210

(a)	From continuing operations

We conduct quarterly assessments of all available evidence to determine the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded. The available evidence used in connection with these assessments includes taxable income in prior periods, projected future taxable income, potential tax-planning strategies, and projected future reversals of deferred tax items. These assessments involve a degree of subjectivity and may undergo significant change. Based on these criteria, we have recorded a valuation allowance of less than $1 million dollars against the gross deferred tax assets associated with certain state net operating loss carryforwards and state credit carryforwards.

At December 31, 2014, we had a federal credit carryforward of $96 million. Additionally, we had state net operating loss carryforwards of $62 million and state credit carryforwards of $6 million, resulting in a net state deferred tax asset of $9 million. These carryforwards are subject to limitations imposed by tax laws and, if not utilized, will gradually expire through 2031.

The following table shows how our total income tax expense (benefit) and the resulting effective tax rate were derived:

Year ended December 31, dollars in millions	2014		2013		2012
	Amount	Rate	Amount	Rate	Amount	Rate
Income (loss) before income taxes times 35% statutory federal tax rate	$445	35.0%	$399	35.0%	$376	35.0%
Amortization of tax-advantaged investments	69	5.4	63	5.5	64	6.0
Foreign tax adjustments	10	.8	(4)	(.3)	1	.1
Reduced tax rate on lease financing income	(3)	(.2)	(13)	(1.2)	(50)	(4.7)
Tax-exempt interest income	(16)	(1.3)	(15)	(1.3)	(16)	(1.5)
Corporate-owned life insurance income	(41)	(3.2)	(42)	(3.7)	(43)	(4.0)
Interest refund (net of federal tax benefit)	(1)	(.1)	(1)	(.1)	—	—
State income tax, net of federal tax benefit	15	1.1	10	.9	8	.7
Tax credits	(134)	(10.5)	(130)	(11.4)	(119)	(11.1)
Other	(18)	(1.4)	4	.3	10	.9
Total income tax expense (benefit)	$326	25.6%	$271	23.7%	$231	21.4%

Liability for Unrecognized Tax Benefits

The change in our liability for unrecognized tax benefits is as follows:

Year ended December 31, in millions	2014	2013
Balance at beginning of year	$6	$7
Decrease related to other settlements with taxing authorities	—	(1)
Balance at end of year	$6	$6

Each quarter, we review the amount of unrecognized tax benefits recorded in accordance with the applicable accounting guidance. Any adjustment to unrecognized tax benefits is recorded in income tax expense. The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate was $6 million at both December 31, 2014, and December 31, 2013. We do not currently anticipate that the amount of unrecognized tax benefits will significantly change over the next 12 months.

As permitted under the applicable accounting guidance, it is our policy to record interest and penalties related to unrecognized tax benefits in income tax expense. We recorded net interest credits of $10.6 million in 2014, $1.4 million in 2013, and interest expense of $.2 million in 2012. We did not recover state tax penalties in 2014 and 2012, and recovered $.2 million in 2013. At December 31, 2014, we had an accrued interest payable of $1.2 million, compared to $1.1 million at December 31, 2013. Our liability for accrued state tax penalties was $.3 million at both December 31, 2014, and December 31, 2013.

The FASB issued new accounting guidance, effective January 1, 2014, for us, that requires unrecognized tax benefits to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if certain criteria are met. As a result, at December 31, 2014, our federal tax credit carryforward included in our federal deferred tax asset was reduced by $1 million.

We file federal income tax returns, as well as returns in various state and foreign jurisdictions. We are subject to income tax examination by the IRS for the tax years 2009 and forward. Currently, we are under audit for the tax years 2009-2012. As of December 31, 2014, the IRS has not proposed any significant adjustments. We are not subject to income tax examinations by other tax authorities for years prior to 2003.

13. Acquisitions and Discontinued Operations

Acquisitions

Pacific Crest Securities.    On September 3, 2014, we acquired Pacific Crest Securities, a leading technology-focused investment bank and capital markets firm based in Portland, Oregon. This acquisition, which is being accounted for as a business combination, expands our corporate and investment banking business unit and adds technology to our other industry verticals. During the fourth quarter of 2014, we recorded identifiable intangible assets of $13 million and goodwill of $78 million in Key Corporate Bank for this acquisition. The identifiable intangible assets and the goodwill related to this acquisition are non-deductible for tax purposes. Additional information regarding the identifiable intangible assets and the goodwill related to this acquisition is provided in Note 10 (“Goodwill and Other Intangible Assets”).

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

As of January 1, 2010, we consolidated our 10 outstanding education lending securitization trusts since we held the residual interests and are the master servicer with the power to direct the activities that most significantly influence the economic performance of the trusts.

On September 30, 2014, we sold the residual interests in all of our outstanding education lending securitization trusts to a third party for $57 million. In selling the residual interests, we no longer have the obligation to absorb losses or the right to receive benefits related to the securitization trusts. Therefore, in accordance with the applicable accounting guidance, we deconsolidated the securitization trusts and removed trust assets of $1.7 billion and trust liabilities of $1.6 billion from our balance sheet at September 30, 2014. As part of the sale and deconsolidation, we recognized an after-tax loss of $25 million, which is recorded in “income (loss) from discontinued operations, net of tax” on our income statement. We continue to service the securitized loans in eight of the securitization trusts and receive servicing fees, whereby we are adequately compensated, as well as remain a counterparty to derivative contracts with three of the securitization trusts. We have retained interests in the securitization trusts through our ownership of an insignificant percentage of certificates in two of the securitization trusts and two interest-only strips in one of the securitization trusts. These retained interests were remeasured at fair value on September 30, 2014, and their fair value of $1 million was recorded in “discontinued assets” on our balance sheet. These assets were valued using a similar approach and inputs that have been used to value the education loan securitization trust loans and securities, which are further discussed later in this note.

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

The components of “income (loss) from discontinued operations, net of taxes” for the education lending business are as follows:

Year ended December 31, in millions	2014	2013	2012
Net interest income	$77	$105	$119
Provision (credit) for loan and lease losses	21	20	9
Net interest income (expense) after provision for loan and lease losses	56	85	110
Noninterest income	(111)	(136)	(49)
Noninterest expense	24	28	36
Income (loss) before income taxes	(79)	(79)	25
Income taxes	(30)	(29)	9
Income (loss) from discontinued operations, net of taxes (a)	$(49)	$(50)	$16

(a)	Includes after-tax charges of $32 million for 2014, $40 million for 2013, and $50 million for 2012, determined by applying a matched funds transfer pricing methodology to the liabilities assumed necessary to support the discontinued operations.

The discontinued assets and liabilities of our education lending business included on the balance sheet are as follows:

December 31, in millions	2014	2013
Held-to-maturity securities	$1	—
Trust loans at fair value	—	$1,960
Portfolio loans at fair value	191	147
Loans, net of unearned income (a)	2,104	2,390
Less: Allowance for loan and lease losses	29	39
Net loans	2,266	4,458
Trust accrued income and other assets at fair value	—	20
Accrued income and other assets	38	45
Total assets	$2,305	$4,523

Trust accrued expense and other liabilities at fair value	—	$20
Trust securities at fair value	—	1,834
Total liabilities	—	$1,854

(a)	At December 31, 2014, and December 31, 2013, unearned income was less than $1 million.

The discontinued education lending business consists of loans in portfolio (recorded at fair value) and loans in portfolio (recorded at carrying value with appropriate valuation reserves). The assets and liabilities in the securitization trusts (recorded at fair value) were removed with the deconsolidation of the securitization trusts on September 30, 2014.

At December 31, 2014, education loans include 1,612 TDRs with a recorded investment of approximately $17 million (pre-modification and post-modification). A specifically allocated allowance of $1 million was assigned to these loans as of December 31, 2014. There have been no significant payment defaults. There are no significant commitments outstanding to lend additional funds to these borrowers. Additional information regarding TDR classification and ALLL methodology is provided in Note 5 (“Asset Quality”).

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

The trust assets can be used only to settle the obligations or securities the trusts issue; the assets cannot be sold and the liabilities cannot be transferred. The loans in the trusts consist of both private and government-guaranteed loans. The security holders or beneficial interest holders do not have recourse to Key. We no longer have economic interest or risk of loss associated with these education loan securitization trusts as of September 30, 2014, and therefore, the securitization trusts were deconsolidated. During the second quarter of 2014 and the third quarter of 2013, additional market information became available. Based on this information and our related internal analysis, we adjusted certain assumptions related to valuing the loans in the securitization trusts. As a result, we recognized a net after-tax loss of $22 million during the second quarter of 2014 and a net after-tax loss of $48 million during the third quarter of 2013 related to the fair value of the loans and securities in the securitization trusts. These losses resulted in a reduction in the value of our economic interest in these trusts. We record all income and expense (including fair value adjustments) through “income (loss) from discontinued operations, net of tax” on our income statement.

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

On June 27, 2014, we purchased the private loans from one of the education loan securitization trusts through the execution of a clean-up call option. The trust used the cash proceeds from the sale of these loans to retire the outstanding securities related to these private loans, and there are no future commitments or obligations to the holders of the securities. The trust no longer has any loans or securities and will remain in existence for one year from the time the clean-up call was exercised. The portfolio loans were valued using an internal discounted cash flow method, which was affected by assumptions for defaults, expected credit losses, discount rates, and prepayments. The portfolio loans are considered to be Level 3 assets since we rely on unobservable inputs when determining fair value.

At December 31, 2014, there were $192 million of loans that were previously purchased from three of the outstanding securitizations trusts pursuant to the legal terms of these particular trusts. These loans are held as portfolio loans and continue to be accounted for at fair value. These portfolio loans were valued using an internal discounted cash flow model, which was affected by assumptions for defaults, loss severity, discount rates, and prepayments. These portfolio loans are considered to be Level 3 assets since we rely on unobservable inputs when determining fair value. Our valuation process for these loans as well as the trust loans and securities is discussed in more detail below. Portfolio loans accounted for at fair value had a value of $191 million at December 31, 2014, and $147 million at December 31, 2013.

When we first consolidated the education loan securitization trusts, we made an election to record them at fair value. Carrying the assets and liabilities of the trusts at fair value better depicted our economic interest. The fair value of the assets and liabilities of the trusts was determined by calculating the present value of the future expected cash flows. We relied on unobservable inputs (Level 3) when determining the fair value of the assets and liabilities of the trusts because observable market data was not available. Our valuation process is described in more detail below.

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

The Working Group reviews actual performance trends of the loans on a quarterly basis and uses statistical analysis and qualitative measures to determine assumptions for future performance. Predictive models that incorporate delinquency and charge-off trends along with economic outlooks assist the Working Group to forecast future defaults. The Working Group uses this information to formulate the credit outlook related to the loans. Higher projected defaults, fewer expected recoveries, elevated prepayment speeds, and higher discount rates would be expected to result in a lower fair value of the portfolio loans at fair value. Default expectations and discount rate changes have the most significant impact on the fair values of the loans. Increased cash flow uncertainty, whether through higher defaults and prepayments or fewer recoveries, can result in higher discount rates for use in the fair value process for these loans. This process was previously used in the valuation of the education loan securitization trust loans.

The valuation process for the portfolio loans that are accounted for at fair value is based on a discounted cash flow analysis using a model purchased from a third party that is maintained by Corporate Treasury. The valuation process begins with loan-by-loan level data that is aggregated into pools based on underlying loan structural characteristics (i.e., current unpaid principal balance, contractual term, interest rate). Cash flows for these loan pools are developed using a financial model that reflects certain assumptions for defaults, recoveries, status changes, and prepayments. A net earnings stream, taking into account cost of funding, is calculated and discounted back to the measurement date using an appropriate discount rate. This resulting amount is used to determine the present value of the loans, which represents their fair value to a market participant.

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

The following table shows the significant unobservable inputs used to measure the fair value of the education loan securitization trust loans and securities and the portfolio loans accounted for at fair value as of December 31, 2014, and December 31, 2013:

December 31, 2014 dollars in millions	Fair Value of Level 3 Assets and Liabilities	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
Portfolio loans	$191	Discounted cash flow	Prepayment speed	5.40 – 5.60%(5.50%)
accounted for at fair			Loss severity	2.00 – 77.00%(25.66%)
value			Discount rate	3.90 – 4.00%(3.92%)
			Default rate	.86 – 1.70%(1.12%)

December 31, 2013 dollars in millions	Fair Value of Level 3 Assets and Liabilities	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
Trust loans and	$2,107	Discounted cash flow	Prepayment speed	4.00 – 13.50%(6.47%)
portfolio loans			Loss severity	2.00 – 79.50%(54.21%)
accounted for at fair			Discount rate	2.40 – 10.50%(3.50%)
value			Default rate	8.01 – 23.71%(18.43%)

Trust securities	1,834	Discounted cash flow	Discount rate	1.60 – 3.50%(2.55%)

The following table shows the principal and fair value amounts for our trust loans at fair value, portfolio loans at fair value, and portfolio loans at carrying value at December 31, 2014, and December 31, 2013. Our policies for determining past due loans, placing loans on nonaccrual, applying payments on nonaccrual loans, and resuming accrual of interest are disclosed in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Nonperforming Loans.”

in millions	December 31, 2014		December 31, 2013
	Principal	Fair Value	Principal	Fair Value
Trust loans at fair value
Accruing loans past due 90 days or more	—	—	$25	$25
Loans placed on nonaccrual status	—	—	12	12

Portfolio loans at fair value
Accruing loans past due 90 days or more	$5	$5	$8	$8
Loans placed on nonaccrual status	—	—	—	—

Portfolio loans at carrying value
Accruing loans past due 90 days or more	$29	N/A	$35	N/A
Loans placed on nonaccrual status	11	N/A	10	N/A

The following table shows the consolidated trusts’ assets and liabilities at fair value and the portfolio loans at fair value and their related contractual values as of December 31, 2014, and December 31, 2013.

in millionis	December 31, 2014		December 31, 2013
	Contractual Amount	Fair Value	Contractual Amount	Fair Value
ASSETS
Portfolio loans	$192	$191	$140	$147
Trust loans	—	—	1,964	1,960
Trust other assets	—	—	20	20

LIABILITIES
Trust securities	—	—	$1,958	$1,834
Trust other liabilities	—	—	20	20

The following tables present the assets and liabilities of the consolidated education loan securitization trusts measured at fair value as well as the portfolio loans that are measured at fair value on a recurring basis at December 31, 2014, and December 31, 2013.

December 31, 2014 in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Portfolio loans	—	—	$191	$191
Total assets on a recurring basis at fair value	—	—	$191	$191

December 31, 2013 in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Portfolio loans	—	—	$147	$147
Trust loans	—	—	1,960	1,960
Trust other assets	—	—	20	20
Total assets on a recurring basis at fair value	—	—	$2,127	$2,127

LIABILITIES MEASURED ON A RECURRING BASIS
Trust securities	—	—	$1,834	$1,834
Trust other liabilities	—	—	20	20
Total liabilities on a recurring basis at fair value	—	—	$1,854	$1,854

The following table shows the change in the fair values of the Level 3 consolidated education loan securitization trusts and portfolio loans for the years ended December 31, 2014, and December 31, 2013.

in millions	Portfolio Student Loans	Trust Student Loans	Trust Other Assets	Trust Securities	Trust Other Liabilities
Balance at December 31, 2012	$157	$2,369	$26	$2,159	$22
Gains (losses) recognized in earnings (a)	—	53	—	191	—
Purchases	152	—	—	—	—
Sales	(147)	(152)	—	—	—
Settlements	(15)	(310)	(6)	(516)	(2)
Balance at December 31, 2013 (b)	$147	$1,960	$20	$1,834	$20
Gains (losses) recognized in earnings (a)	(8)	(34)	—	33	—
Purchases	74	—	—	—	—
Sales	—	(74)	—	—	—
Settlements	(22)	(202)	(1)	(278)	(3)
Transfers out due to deconsolidation	—	(1,650)	(19)	(1,589)	(17)
Balance at December 31, 2014 (b)	$191	—	—	—	—

(a)	Gains (losses) were driven primarily by fair value adjustments.

(b)	There were no issuances, transfers into Level 3, or transfers out of Level 3 for the year ended December 31, 2013. There were no issuances or transfers into Level 3 for the year ended December 31, 2014.

Victory Capital Management and Victory Capital Advisors.    On July 31, 2013, we completed the sale of Victory to a private equity fund. As a result of this sale, we recorded an after-tax gain of $92 million as of September 30, 2013. The cash portion of the gain was $72 million as of September 30, 2013. At December 31, 2013, the only remaining asset of Victory was a $29 million Seller note. During March 2014, client consents were secured and assets under management were finalized and, as a result, we recorded an additional after-tax cash gain of $6 million as of March 31, 2014. Since February 21, 2013, when we agreed to sell Victory, we have accounted for this business as a discontinued operation.

The results of this discontinued business are included in “income (loss) from discontinued operations, net of taxes” on the income statement. The components of “income (loss) from discontinued operations, net of taxes” for Victory, which includes the additional gain recorded as of March 31, 2014, on the sale of this business, are as follows:

Year ended December 31, in millions	2014	2013	2012
Net interest income	$12	—	—
Noninterest income	10	$212	$111
Noninterest expense	1	66	89
Income (loss) before income taxes	21	146	22
Income taxes	8	54	8
Income (loss) from discontinued operations, net of taxes	$13	$92	$14

The discontinued assets and liabilities of Victory included on the balance sheet are as follows:

December 31, in millions	2014	2013
Seller note (a)	—	$29
Total assets	—	$29

Accrued expense and other liabilities	—	—
Total liabilities	—	—

(a)	At December 31, 2013, the only remaining asset of Victory was the Seller note. The Seller note was paid off during the fourth quarter of 2014.

The Seller note was accounted for at fair value and classified as a Level 3 asset through December 31, 2013. Since the contingency involving certain fund outflows was resolved, the Seller note was no longer accounted for at fair value subsequent to December 31, 2013.

The following table presents the Victory Seller note that was measured at fair value on a recurring basis at December 31, 2013.

December 31, 2013 in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Seller note	—	—	$29	$29
Total assets on a recurring basis at fair value	—	—	$29	$29

The following table shows the change in the fair value of the Level 3 Victory Seller note for the years ended December 31, 2014, and December 31, 2013.

in millions	Seller note
Balance at December 31, 2012	—
Gains (losses) recognized in earnings (a)	$(3)
Issuances	32
Balance at December 31, 2013	29
Gains (losses) recognized in earnings (a)	(1)
Settlements	(28)
Balance at December 31, 2014 (b)	—

(a)	Gains (losses) were driven primarily by fair value adjustments.

(b)	There were no purchases, sales, settlements, transfers into Level 3, or transfers out of Level 3 for the year ended December 31, 2013. There were no purchases, sales, issuances, transfers into Level 3, or transfers out of Level 3 for the year ended December 31, 2014.

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

The results of this discontinued business are included in “income (loss) from discontinued operations, net of taxes” on the income statement. The components of “income (loss) from discontinued operations, net of taxes” for Austin are as follows:

Year ended December 31, in millions	2014	2013	2012
Noninterest expense	$4	$1	$10
Income (loss) before income taxes	(4)	(1)	(10)
Income taxes	(1)	1	(3)
Income (loss) from discontinued operations, net of taxes	$(3)	$(2)	$(7)

The discontinued assets and liabilities of Austin included on the balance sheet are as follows:

December 31, in millions	2014	2013
Cash and due from banks	$19	$20
Total assets	$19	$20

Accrued expense and other liabilities	$3	—
Total liabilities	$3	—

Combined discontinued operations.    The combined results of the discontinued operations are as follows:

Year ended December 31, in millions	2014	2013	2012
Net interest income	$89	$105	$119
Provision (credit) for loan and lease losses	21	20	9
Net interest income (expense) after provision for loan and lease losses	68	85	110
Noninterest income	(101)	76	62
Noninterest expense	29	95	135
Income (loss) before income taxes	(62)	66	37
Income taxes	(23)	26	14
Income (loss) from discontinued operations, net of taxes (a)	$(39)	$40	$23

(a)	Includes after-tax charges of $32 million for 2014, $40 million for 2013, and $50 million 2012, determined by applying a matched funds transfer pricing methodology to the liabilities assumed necessary to support the discontinued operations.

The combined assets and liabilities of the discontinued operations are as follows:

December 31, in millions	2014	2013
Cash and due from banks	$19	$20
Held-to-maturity securities	1	—
Seller note	—	29
Trust loans at fair value	—	1,960
Portfolio loans at fair value	191	147
Loans, net of unearned income (a)	2,104	2,390
Less: Allowance for loan and lease losses	29	39
Net loans	2,266	4,458
Trust accrued income and other assets at fair value	—	20
Accrued income and other assets	38	45
Total assets	$2,324	$4,572

Trust accrued expense and other liabilities at fair value	—	$20
Accrued expense and other liabilities	$3	—
Trust securities at fair value	—	1,834
Total liabilities	$3	$1,854

(a)	At December 31, 2014, and December 31, 2013, unearned income was less than $1 million.

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

During the third quarter of 2014, our broker-dealer subsidiary, KeyBanc Capital Markets, Inc. (“KBCM”), moved from a self-clearing organization to using a third-party organization for clearing purposes. In connection with this change, KBCM became an introducing broker-dealer, whereby it no longer needs to fund its business operations by entering into repurchase, reverse repurchase, or securities borrowed agreements. KBCM had no securities financing agreements outstanding at December 31, 2014.

The following table summarizes our securities financing agreements at December 31, 2014, and December 31, 2013:

	December 31, 2014
in millions	Gross Amount Presented in Balance Sheet	Netting Adjustments	(a)	Collateral (b)	Net Amounts
Offsetting of financial assets:
Reverse repurchase agreements	$3	$(1)		$(2)	—
Securities borrowed	—	—		—	—
Total	$3	$(1)		$(2)	—

Offsetting of financial liabilities:
Repurchase agreements	$1	$(1)		—	—
Total	$1	$(1)		—	—

	December 31, 2013
in millions	Gross Amount Presented in Balance Sheet	Netting Adjustments	(a)	Collateral (b)	Net Amounts
Offsetting of financial assets:
Reverse repurchase agreements	$347	$(278)		$(66)	$3
Securities borrowed	12	—		(12)	—
Total	$359	$(278)		$(78)	$3

Offsetting of financial liabilities:
Repurchase agreements	$517	$(278)		$(239)	—
Total	$517	$(278)		$(239)	—

(a)	Netting adjustments take into account the impact of master netting agreements that allow us to settle with a single counterparty on a net basis.

(b)	These adjustments take into account the impact of bilateral collateral agreements that allow us to offset the net positions with the related collateral. The application of collateral cannot reduce the net position below zero. Therefore, excess collateral, if any, is not reflected above.

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

15. Stock-Based Compensation

We maintain several stock-based compensation plans, which are described below. Total compensation expense for these plans was $46 million for 2014, $38 million for 2013, and $53 million for 2012. The total income tax benefit recognized in the income statement for these plans was $17 million for 2014, $14 million for 2013, and $20 million for 2012. Stock-based compensation expense related to awards granted to employees is recorded in “personnel expense” on the income statement; compensation expense related to awards granted to directors is recorded in “other expense.”

Our compensation plans allow us to grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other awards which may be denominated or payable in or valued by reference to our common shares or other factors, discounted stock purchases, and deferred compensation to eligible employees and directors. At December 31, 2014, we had 79,938,471 common shares available for future grant under our compensation plans. In accordance with a resolution adopted by the Compensation and Organization Committee of KeyCorp’s Board of Directors, we may not grant options to purchase common shares, restricted stock or other shares under any long-term compensation plan in an aggregate amount that exceeds 6% of our outstanding common shares in any rolling three-year period.

Stock Options

Stock options granted to employees generally become exercisable at the rate of 25% per year. No option granted by KeyCorp will be exercisable less than one year after, or expire later than ten years from, the grant date. The exercise price is the closing price of our common shares on the grant date.

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

The Black-Scholes model requires several assumptions, which we developed and update based on historical trends and current market observations. Our determination of the fair value of options is only as accurate as the underlying assumptions. The assumptions pertaining to options issued during 2014, 2013, and 2012 are shown in the following table.

Year ended December 31,	2014	2013	2012

Average option life	6.2 years	6.3 years	6.3 years
Future dividend yield	1.70%	2.14%	1.50%
Historical share price volatility	.497	.495	.489
Weighted-average risk-free interest rate	1.9%	1.1%	1.2%

Under KeyCorp’s 2013 Equity Compensation Plan, the Compensation and Organization Committee has authority to approve all stock option grants but may delegate some of its authority to grant awards from time to time. The committee has delegated to our Chief Executive Officer the authority to grant equity awards, including stock options, to any employee who is not designated an “officer” for purposes of Section 16 of the Exchange Act. No more than 3,000,000 common shares may be issued under this authority.

The following table summarizes activity, pricing and other information for our stock options for the year ended December 31, 2014.

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Life (Years)	Aggregate Intrinsic Value (a)
Outstanding at December 31, 2013	25,705,942	$19.83
Granted	730,611	12.92
Exercised	(3,050,309)	8.72
Lapsed or canceled	(3,470,688)	29.09
Outstanding at December 31, 2014	19,915,556	$19.67	3.8	$58

Expected to vest	3,045,216	$9.37	7.6	$14
Exercisable at December 31, 2014	16,635,502	$21.69	3.0	$44

(a)	The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. At December 31, 2014, the fair value of the underlying stock was less than the weighted-average exercise price per option.

The weighted-average grant-date fair value of options was $5.26 for options granted during 2014, $3.55 for options granted during 2013, and $3.23 for options granted during 2012. Stock option exercises numbered 3,050,309 in 2014, 3,574,354 in 2013, and 421,846 in 2012. The aggregate intrinsic value of exercised options was $16 million for 2014, $13 million for 2013, and $1 million for 2012. As of December 31, 2014, unrecognized compensation cost related to nonvested options expected to vest under the plans totaled $4 million. We expect to recognize this cost over a weighted-average period of 2.4 years.

Cash received from options exercised was $26 million, $26 million, and $2 million in 2014, 2013, and 2012, respectively. The actual tax benefit realized for the tax deductions from options exercised totaled $2 million for 2014, $1 million for 2013, and less than $1 million for 2012.

Long-Term Incentive Compensation Program

Our Long-Term Incentive Compensation Program (the “Program”) rewards senior executives critical to our long-term financial success. Awards are granted annually in a variety of forms:

¿	deferred cash payments that generally vest and are payable at the rate of 25% per year;

¿	time-lapsed (service condition) restricted stock units payable in stock, which generally vest at the rate of 25% per year;

¿	performance units payable in stock, which vest at the end of the three-year performance cycle and will not vest unless Key attains defined performance levels; and

¿	performance units payable in cash, which vest at the end of the three-year performance cycle and will not vest unless Key attains defined performance levels.

Performance units vested in 2014 numbered 1,088,784 and were payable in cash. The total fair value of the performance units that vested in 2014 was $15 million. No performance units were scheduled to vest during 2013 and 2012; therefore, no corresponding payments were made during those years.

The following table summarizes activity and pricing information for the nonvested shares in the Program for the year ended December 31, 2014.

	Vesting Contingent on Service Conditions		Vesting Contingent on Performance and Service Conditions
	Number of Nonvested Shares	Weighted- Average Grant-Date Fair Value	Number of Nonvested Shares	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2013	4,758,376	$8.94	4,643,110	$11.56
Granted	2,314,730	12.92	1,322,326	13.15
Vested	(1,679,312)	8.94	(1,582,525)	12.96
Forfeited	(369,582)	10.52	(308,591)	13.08
Outstanding at December 31, 2014	5,024,212	$10.61	4,074,320	$13.04

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

The weighted-average grant-date fair value of awards granted under the Program was $13.00 during 2014, $10.96 during 2013, and $8.07 during 2012. As of December 31, 2014, unrecognized compensation cost related to nonvested shares expected to vest under the Program totaled $46 million. We expect to recognize this cost over a weighted-average period of 2.3 years. The total fair value of shares vested was $36 million in 2014, $23 million in 2013, and $8 million during 2012.

Other Restricted Stock Awards

We also may grant, upon approval by the Compensation and Organization Committee (or our Chief Executive Officer with respect to her delegated authority), other time-lapsed restricted stock or unit awards under various programs to recognize outstanding performance.

The following table summarizes activity and pricing information for the nonvested shares granted under these restricted stock or unit awards for the year ended December 31, 2014.

	Number of Nonvested Shares	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2013	1,366,470	$8.48
Granted	190,349	12.92
Vested	(634,787)	8.68
Forfeited	(21,107)	7.98
Outstanding at December 31, 2014	900,925	$9.21

The weighted-average grant-date fair value of awards granted was $12.92 during 2014, $9.33 during 2013, and $7.98 during 2012. As of December 31, 2014, unrecognized compensation cost related to nonvested restricted stock or units expected to vest under these special awards totaled $3 million. We expect to recognize this cost over a weighted-average period of 2.3 years. The total fair value of restricted stock or units vested was $6 million during 2014, $12 million during 2013, and $14 million during 2012.

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

Several of our deferred compensation arrangements allow participants to redirect deferrals from common shares into other investments that provide for distributions payable in cash. We account for these participant-directed deferred compensation arrangements as stock-based liabilities and re-measure the related compensation cost based on the most recent fair value of our common shares. The compensation cost of all other nonparticipant-directed deferrals is measured based on the closing price of our common shares on the deferral date. We did not pay any stock-based liabilities during 2014, 2013, or 2012.

The following table summarizes activity and pricing information for the nonvested shares in our deferred compensation plans for the year ended December 31, 2014.

	Number of Nonvested Shares	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2013	1,344,098	$9.06
Granted	1,391,968	13.61
Dividend equivalents	38,188	13.77
Vested	(497,376)	8.65
Forfeited	(54,263)	12.04
Outstanding at December 31, 2014	2,222,615	$12.01

The weighted-average grant-date fair value of awards granted was $13.61 during 2014, $11.18 during 2013, and $6.63 during 2012. As of December 31, 2014, unrecognized compensation cost related to nonvested shares expected to vest under our deferred compensation plans totaled $17 million. We expect to recognize this cost over a weighted-average period of 2.5 years. The total fair value of shares vested was $6 million during 2014, $7 million during 2013, and $7 million during 2012. Dividend equivalents presented in the preceding table represent the value of dividends accumulated during the vesting period.

Discounted Stock Purchase Plan

Our Discounted Stock Purchase Plan provides employees the opportunity to purchase our common shares at a 10% discount through payroll deductions or cash payments. Purchases are limited to $10,000 in any month and $50,000 in any calendar year, and are immediately vested. To accommodate employee purchases, we either issue treasury shares or acquire common shares on the open market on or around the fifteenth day of the month following the month employee payments are received. We issued 238,257 common shares at a weighted-average cost to the employee of $12.06 during 2014, 264,775 common shares at a weighted-average cost to the employee of $9.83 during 2013, and 301,794 common shares at a weighted-average cost to the employee of $7.30 during 2012.

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

Pre-tax AOCI not yet recognized as net pension cost was $587 million at December 31, 2014, and $529 million at December 31, 2013, consisting entirely of net unrecognized losses. During 2015, we expect to recognize $18 million of net unrecognized losses in pre-tax AOCI as net pension cost.

During 2014 and 2013, lump sum payments made under certain pension plans triggered settlement accounting. In accordance with the applicable accounting guidance for defined benefit plans, we performed a remeasurement of the affected plans in conjunction with the settlement and recognized the settlement loss as reflected in the following table.

The components of net pension cost and the amount recognized in OCI for all funded and unfunded plans are as follows:

Year ended December 31, in millions	2014	2013	2012
Interest cost on PBO	$46	$42	$47
Expected return on plan assets	(66)	(67)	(70)
Amortization of losses	16	19	16
Settlement loss	23	27	—
Net pension cost (benefit)	$19	$21	$(7)

Other changes in plan assets and benefit obligations recognized in OCI:
Net (gain) loss	$97	$(106)	$63
Amortization of losses	(39)	(46)	(16)
Total recognized in comprehensive income	$58	$(152)	$47

Total recognized in net pension cost and comprehensive income	$77	$(131)	$40

The information related to our pension plans presented in the following tables is based on current actuarial reports using measurement dates of December 31, 2014, and December 31, 2013.

The following table summarizes changes in the PBO related to our pension plans.

Year ended December 31, in millions	2014	2013
PBO at beginning of year	$1,156	$1,277
Interest cost	46	42
Actuarial losses (gains)	97	(54)
Benefit payments	(93)	(109)
PBO at end of year	$1,206	$1,156

The following table summarizes changes in the FVA.

Year ended December 31, in millions	2014	2013
FVA at beginning of year	$970	$942
Actual return on plan assets	66	119
Employer contributions	14	18
Benefit payments	(93)	(109)
FVA at end of year	$957	$970

The following table summarizes the funded status of the pension plans, which equals the amounts recognized in the balance sheets at December 31, 2014, and December 31, 2013.

December 31, in millions	2014	2013
Funded status (a)	$(249)	$(186)

Net prepaid pension cost recognized consists of:
Current liabilities	$(14)	$(14)
Noncurrent liabilities	(235)	(172)
Net prepaid pension cost recognized (b)	$(249)	$(186)

(a)	The shortage of the FVA under the PBO.

(b)	Represents the accrued benefit liability of the pension plans.

At December 31, 2014, our primary qualified cash balance pension plan was sufficiently funded under the requirements of ERISA. Consequently, we are not required to make a minimum contribution to that plan in 2015. We also do not expect to make any significant discretionary contributions during 2015.

At December 31, 2014, we expect to pay the benefits from all funded and unfunded pension plans as follows: 2015 — $87 million; 2016 — $95 million; 2017 — $96 million; 2018 — $85 million; 2019 — $81 million; and $365 million in the aggregate from 2020 through 2024.

The ABO for all of our pension plans was $1.2 billion at December 31, 2014, and December 31, 2013. As indicated in the table below, collectively our plans had an ABO in excess of plan assets as follows:

December 31,
in millions	2014	2013
PBO	$1,206	$1,156
ABO	1,206	1,156
Fair value of plan assets	957	970

To determine the actuarial present value of benefit obligations, we assumed the following weighted-average rates.

December 31,	2014	2013
Discount rate	3.50%	4.25%
Compensation increase rate	N/A	N/A

To determine net pension cost, we assumed the following weighted-average rates.

Year ended December 31,	2014	2013	2012
Discount rate	4.25%	3.25%	4.00%
Compensation increase rate	N/A	N/A	N/A
Expected return on plan assets	7.25	7.25	7.25

We estimate that we will recognize $2 million in net pension cost for 2015, compared to $19 million for 2014, and $21 million for 2013. Costs are expected be less in 2015 than in 2014 unless the 2015 lump sum payments made under our primary qualified cash balance pension plan are greater than the plan’s interest cost component of net pension cost for the year. If this situation occurs during 2015, in accordance with the applicable accounting guidance for defined benefit plans, we will recognize in earnings a portion of the aggregate gain or loss recorded in AOCI. Absent settlement losses, costs are expected to be higher in 2015 due to a lower expected return on plan assets and a change to new morality tables and mortality improvements that were finalized by the Society of Actuaries on October 27, 2014. Costs increased in 2014 and 2013 because the amount of lump sum payments made under certain pension plans triggered settlement accounting, resulting in a settlement loss of $23 million and $27 million, respectively. Costs were less in 2014 than they were in 2013 due to the smaller settlement loss in 2014.

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

We estimate that a 25 basis point increase or decrease in the expected return on plan assets would either decrease or increase, respectively, our net pension cost for 2015 by approximately $2 million. Pension cost also is affected by an assumed discount rate. We estimate that a 25 basis point change in the assumed discount rate would change net pension cost for 2015 by approximately $1 million.

We determine the assumed discount rate based on the rate of return on a hypothetical portfolio of high quality corporate bonds with interest rates and maturities that provide the necessary cash flows to pay benefits when due.

The expected return on plan assets is determined by considering a number of factors, the most significant of which are:

¿

Our expectations for returns on plan assets over the long term, weighted for the investment mix of the assets. These expectations consider, among other factors, historical capital market returns of equity, fixed income, convertible, and other securities, and forecasted returns that are modeled under various economic scenarios.

¿

Historical returns on our plan assets. Based on an annual reassessment of current and expected future capital market returns, our expected return on plan assets was 7.25% for 2014, 2013, and 2012. As part of an annual reassessment of current and expected future capital market returns, we deemed a rate of 6.25% to be appropriate in estimating 2015 pension cost.

The investment objectives of the pension funds are developed to reflect the characteristics of the plans, such as pension formulas, cash lump sum distribution features, and the liability profiles of the plans’ participants. An executive oversight committee reviews the plans’ investment performance at least quarterly, and compares performance against appropriate market indices. The pension funds’ investment objectives are to balance total return objectives with a continued management of plan liabilities, and to minimize the mismatch between assets and liabilities. These objectives are being implemented through liability driven investing and the adoption of a de-risking glide path. The following table shows the asset target allocations prescribed by the pension funds’ investment policies based on the plan’s funded status at December 31, 2014.

Asset Class	Target Allocation 2014
Equity securities:
U.S.	20%
International	16
Fixed income securities	40
Convertible securities	5
Real assets	13
Other assets	6
Total	100%

Equity securities include common stocks of domestic and foreign companies, as well as foreign company stocks traded as American Depositary Shares on U.S. stock exchanges. Debt securities include investments in domestic- and foreign-issued corporate bonds, U.S. government and agency bonds, international government bonds, and mutual funds. Convertible securities include investments in convertible bonds. Real assets include an investment in a diversified real asset strategy separate account designed to provide exposure to the three core real assets: Treasury Inflation-Protected Securities, commodities, and real estate. Other assets include investments in a multi-strategy investment fund and a limited partnership.

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

The following tables show the fair values of our pension plan assets by asset class at December 31, 2014, and December 31, 2013.

December 31, 2014
in millions	Level 1	Level 2	Level 3	Total
ASSET CLASS
Equity securities:
U.S.	$161	—	—	$161
International	10	—	—	10
Debt securities:
Corporate bonds — U.S.	—	$43	—	43
Corporate bonds — International	—	7	—	7
Government and agency bonds — U.S.	—	253	—	253
Government bonds — International	—	1	—	1
State and municipal bonds	—	1	—	1
Mutual funds:
U.S. equity	18	—	—	18
International equity	28	—	—	28
Fixed income — U.S.	2	—	—	2
Fixed income — International	2	—	—	2
Collective investment funds:
U.S. equity	—	28	—	28
International equity	—	118	—	118
Convertible securities	—	45	—	45
Fixed income securities	—	16	—	16
Short-term investments	—	31	—	31
Real assets	—	113	—	113
Insurance investment contracts and pooled separate accounts	—	—	$14	14
Other assets	—	—	66	66

Total net assets at fair value	$221	$656	$80	$957

December 31, 2013
in millions	Level 1	Level 2	Level 3	Total
ASSET CLASS
Equity securities:
U.S.	$216	—	—	$216
International	24	—	—	24
Debt securities:
Corporate bonds — U.S.	—	$74	—	74
Corporate bonds — International	—	11	—	11
Government and agency bonds — U.S.	—	73	—	73
Government bonds — International	—	1	—	1
State and municipal bonds	—	3	—	3
Mutual funds:
U.S. equity	11	—	—	11
International equity	34	—	—	34
Fixed Income — U.S.	3	—	—	3
Fixed Income — International	2	—	—	2
Collective investment funds:
U.S. equity	—	31	—	31
International equity	—	151	—	151
Convertible securities	—	54	—	54
Fixed income securities	—	7	—	7
Short-term investments	—	44	—	44
Emerging markets	—	44	—	44
Real assets	—	112	—	112
Insurance investment contracts and pooled separate accounts	—	—	$13	13
Other assets	—	—	62	62

Total net assets at fair value	$290	$605	$75	$970

The following table shows the changes in the fair values of our Level 3 plan assets for the years ended December 31, 2014, and December 31, 2013.

in millions	Insurance Investment Contracts and Pooled Separate Accounts	Other Assets	Total
Balance at December 31, 2012	$12	$56	$68
Actual return on plan assets:
Relating to assets held at reporting date	1	6	7
Balance at December 31, 2013	$13	$62	$75
Actual return on plan assets:
Relating to assets held at reporting date	1	4	5
Balance at December 31, 2014	$14	$66	$80

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

We also maintained a death benefit plan that provided a death benefit for a very limited number of (i) former Key employees who retired from their employment with Key prior to 1994; (ii) former Key employees who elect a grandfathered pension benefit under the KeyCorp Cash Balance Pension Plan; and (iii) Key employees who otherwise were provided a historical death benefit at the time of their termination. The death benefit plan was noncontributory and funded by a separate VEBA trust. In the fourth quarter of 2012, we used the assets of the

VEBA trust to purchase an insurance policy issued by a third-party insurance provider to fully fund the death benefits under the plan. Death benefits for all grandfathered employees are fully funded, administered, and paid by the third-party insurance provider, and the insurance company accepted all related funding obligations and administrative liability. Consequently, we terminated the death benefit plan and the VEBA trust effective December 31, 2012.

The components of pre-tax AOCI not yet recognized as net postretirement benefit cost are shown below.

December 31,

in millions	2014	2013
Net unrecognized losses (gains)	$2	$(12)
Net unrecognized prior service credit	(5)	(5)
Total unrecognized AOCI	$(3)	$(17)

During 2015, we expect to recognize $1 million of pre-tax AOCI resulting from prior service credit as a reduction of net postretirement benefit cost.

The components of net postretirement benefit cost and the amount recognized in OCI for all funded and unfunded plans are as follows:

December 31,

in millions	2014	2013	2012
Service cost of benefits earned	$1	$1	$1
Interest cost on APBO	3	3	3
Expected return on plan assets	(3)	(3)	(3)
Amortization of prior service credit	(1)	(1)	(1)
Amortization of losses	(1)	—	—
Net postretirement benefit cost	$(1)	—	—

Other changes in plan assets and benefit obligations recognized in OCI:
Net (gain) loss	$13	$(17)	$(3)
Amortization of prior service credit	1	1	1
Amortization of losses	1	—	—
Total recognized in comprehensive income	$15	$(16)	$(2)

Total recognized in net postretirement benefit cost and comprehensive income	$14	$(16)	$(2)

The information related to our postretirement benefit plans presented in the following tables is based on current actuarial reports using measurement dates of December 31, 2014, and December 31, 2013.

The following table summarizes changes in the APBO.

Year ended December 31,

in millions	2014	2013
APBO at beginning of year	$65	$74
Service cost	1	1
Interest cost	3	3
Plan participants’ contributions	2	1
Actuarial losses (gains)	15	(6)
Benefit payments	(7)	(8)
APBO at end of year	$79	$65

The following table summarizes changes in FVA.

Year ended December 31,

in millions	2014	2013
FVA at beginning of year	$57	$51
Employer contributions	(1)	—
Plan participants’ contributions	2	1
Benefit payments	(7)	(8)
Actual return on plan assets	5	13
FVA at end of year	$56	$57

The following table summarizes the funded status of the postretirement plans, which corresponds to the amounts recognized in the balance sheets at December 31, 2014, and December 31, 2013.

December 31,

in millions	2014	2013
Funded status (a)	$(23)	$(8)
Accrued postretirement benefit cost recognized (b)	(23)	(8)

(a)	The shortage of the FVA under the APBO.

(b)	Consists entirely of noncurrent liabilities.

There are no regulations that require contributions to the VEBA trust that funds our retiree healthcare plan, so there is no minimum funding requirement. We are permitted to make discretionary contributions to the VEBA trust, subject to certain IRS restrictions and limitations. We anticipate that our discretionary contributions in 2015, if any, will be minimal.

At December 31, 2014, we expect to pay the benefits from all funded and unfunded other postretirement plans as follows: 2015 — $5 million; 2016 — $5 million; 2017 — $5 million; 2018 — $5 million; 2019 — $5 million; and $24 million in the aggregate from 2020 through 2024.

To determine the APBO, we assumed discount rates of 3.75% at December 31, 2014, and 4.50% at December 31, 2013.

To determine net postretirement benefit cost, we assumed the following weighted-average rates.

Year ended December 31,	2014	2013	2012
Discount rate	4.50%	3.50%	4.00%
Expected return on plan assets	5.25	5.25	5.58

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

We estimate that we will recognize an expense of less than $1 million in net postretirement benefit cost for 2015, compared to a credit of $1 million for 2014 and a credit of less than $1 million for 2013.

We estimate the expected returns on plan assets for the VEBA trust much the same way we estimate returns on our pension funds. The primary investment objectives of the VEBA trust are to obtain a market rate of return, take into consideration the safety and/or risk of the investment, and to diversify the portfolio in order to satisfy the trust’s anticipated liquidity requirements. The following table shows the asset target allocations prescribed by the trust’s investment policy.

Asset Class	Target Allocation 2014
Equity securities	80%
Fixed income securities	10
Convertible securities	5
Cash equivalents	5
Total	100%

Investments consist of mutual funds and common investment funds that invest in underlying assets in accordance with the target asset allocations shown above. Exchange-traded mutual funds are valued using quoted prices and, therefore, are classified as Level 1. Investments in common investment funds are valued at their closing net asset value. Because net asset values are based primarily on observable inputs, most notably quoted prices for the underlying assets, these nonexchange-traded investments are classified as Level 2.

The following tables show the fair values of our postretirement plan assets by asset class at December 31, 2014, and December 31, 2013.

December 31, 2014

in millions	Level 1	Level 2	Level 3	Total
ASSET CLASS
Mutual funds:
U.S. equity	$18	—	—	$18
International equity	1	—	—	1
U.S. fixed income	4	—	—	4
International fixed income	1	—	—	1
Common investment funds:
U.S. equity	—	$21	—	21
International equity	—	7	—	7
Convertible securities	—	3	—	3
Short-term investments	—	1	—	1
Total net assets at fair value	$24	$32	—	$56

December 31, 2013

in millions	Level 1	Level 2	Level 3	Total
ASSET CLASS
Mutual funds — U.S. equity	$6	—	—	$6
Common investment funds:
U.S. equity	—	$29	—	29
International equity	—	9	—	9
Convertible securities	—	3	—	3
Fixed income	—	2	—	2
Short-term investments	—	8	—	8
Total net assets at fair value	$6	$51	—	$57

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 introduced a prescription drug benefit under Medicare and prescribes a federal subsidy to sponsors of retiree healthcare benefit plans that offer prescription drug coverage that is “actuarially equivalent” to the benefits under Medicare Part D. Based on our application of the relevant regulatory formula, we determined that the prescription drug coverage related to our retiree healthcare benefit plan is not actuarially equivalent to the Medicare benefit for the vast majority of retirees. For the years ended December 31, 2014, 2013, and 2012, we did not receive federal subsidies.

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

Employee 401(k) Savings Plan

A substantial number of our employees are covered under a savings plan that is qualified under Section 401(k) of the Internal Revenue Code. The plan permits employees to contribute from 1% to 100% of eligible compensation, with up to 6% being eligible for matching contributions. Commencing January 1, 2010, an automatic enrollment feature was added to the plan for all new employees. The initial default contribution percentage for employees is 2% and will increase by 1% at the beginning of each plan year until the default contribution is 10% for plan years on and after January 1, 2012. The plan also permits us to provide a discretionary annual profit sharing contribution. We accrued a 2% contribution for 2014 and made contributions of 2% for 2013 and 2.4% for 2012 on eligible compensation for employees eligible on the last business day of the respective plan years. We also maintain a deferred savings plan that provides certain employees with benefits they otherwise would not have been eligible to receive under the qualified plan once their compensation for the plan year reached the IRS contribution limits. Total expense associated with the above plans was $70 million in 2014, $66 million in 2013, and $77 million in 2012.

17. Short-Term Borrowings

Selected financial information pertaining to the components of our short-term borrowings is as follows:

December 31,

dollars in millions	2014	2013	2012
FEDERAL FUNDS PURCHASED
Balance at year end	$18	$18	$8
Average during the year	32	164	111
Maximum month-end balance	36	1,486	613
Weighted-average rate during the year	.10%	.09%	.14%
Weighted-average rate at December 31.08		.10	.15
SECURITIES SOLD UNDER REPURCHASE AGREEMENTS
Balance at year end	$557	$1,516	$1,601
Average during the year	1,150	1,638	1,703
Maximum month-end balance	1,519	2,099	2,455
Weighted-average rate during the year	.16%	.13%	.19%
Weighted-average rate at December 31.01		.15	.14
OTHER SHORT-TERM BORROWINGS
Balance at year end	$423	$343	$287
Average during the year	597	394	413
Maximum month-end balance	996	466	599
Weighted-average rate during the year	1.49%	1.89%	1.69%
Weighted-average rate at December 31	1.58	2.00	1.81

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

Short-term credit facilities.    We maintain cash on deposit in our Federal Reserve account, which has reduced our need to obtain funds through various short-term unsecured money market products. This account, which was maintained at $3.8 billion at December 31, 2014, and the unpledged securities in our investment portfolio provide a buffer to address unexpected short-term liquidity needs. We also have secured borrowing facilities at the Federal Home Loan Bank of Cincinnati and the Federal Reserve Bank of Cleveland to satisfy short-term liquidity requirements. As of December 31, 2014, our unused secured borrowing capacity was $18.7 billion at the Federal Reserve Bank of Cleveland and $3.5 billion at the Federal Home Loan Bank of Cincinnati.

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

December 31,

dollars in millions	2014	2013
Senior medium-term notes due through 2021 (a)	$2,575	$2,553
0.975% Subordinated notes due 2028 (b)	162	162
6.875% Subordinated notes due 2029 (b)	113	103
7.750% Subordinated notes due 2029 (b)	147	133
Total parent company	2,997	2,951

Senior medium-term notes due through 2039 (c)	2,611	1,858
7.413% Subordinated remarketable notes due 2027 (d)	272	270
5.80% Subordinated notes due 2014 (d)	—	768
4.95% Subordinated notes due 2015 (d)	251	251
5.45% Subordinated notes due 2016 (d)	524	544
5.70% Subordinated notes due 2017 (d)	222	229
4.625% Subordinated notes due 2018 (d)	103	104
6.95% Subordinated notes due 2028 (d)	298	298
Lease financing debt due through 2016 (e)	—	5
Secured borrowing due through 2020 (f)	302	58
Federal Home Loan Bank advances due through 2036 (g)	200	224
Investment Fund Financing due through 2052 (h)	95	90
Total subsidiaries	4,878	4,699
Total long-term debt	$7,875	$7,650

(a)	The senior medium-term notes had a weighted-average interest rate of 3.89% at December 31, 2014, and December 31, 2013. These notes had fixed interest rates at December 31, 2014, and December 31, 2013. One of the three notes can be redeemed one month prior to its maturity date, while the other two notes may not be redeemed prior to their maturity dates.

(b)	See Note 19 (“Trust Preferred Securities Issued by Unconsolidated Subsidiaries”) for a description of these notes.

(c)	Senior medium-term notes had weighted-average interest rates of 1.84% at December 31, 2014, and 1.58% at December 31, 2013. These notes had a combination of fixed and floating interest rates. Two of the six notes can be redeemed one month prior to their maturity dates, while the other four notes may not be redeemed prior to their maturity dates. The 2014 issuance was at a higher rate than the existing debt.

(d)	These notes are all obligations of KeyBank. Only the subordinated remarketable notes due 2027 may be redeemed prior to their maturity dates.

(e)	Lease financing debt was paid off during 2014 and had a weighted-average interest rate of 5.99% at December 31, 2013. This category of debt consisted primarily of nonrecourse debt collateralized by leased equipment under operating, direct financing, and sales-type leases.

(f)	The secured borrowing had weighted-average interest rates of 4.41% at December 31, 2014, and 4.79% at December 31, 2013. This borrowing is collateralized by commercial lease financing receivables, and principal reductions are based on the cash payments received from the related receivables. Additional information pertaining to these commercial lease financing receivables is included in Note 4 (“Loans and Loans Held for Sale”).

(g)	Long-term advances from the Federal Home Loan Bank had a weighted-average interest rate of 3.47% at December 31, 2014, and December 31, 2013. These advances, which had a combination of fixed and floating interest rates, were secured by real estate loans and securities totaling $280 million at December 31, 2014, and $337 million at December 31, 2013.

(h)	Investment Fund Financing had a weighted-average interest rate of 2.01% at December 31, 2014, and December 31, 2013.

At December 31, 2014, scheduled principal payments on long-term debt were as follows:

in millions	Parent	Subsidiaries	Total
2015	$756	$540	$1,296
2016	—	1,381	1,381
2017	—	298	298
2018	745	1,126	1,871
2019	—	774	774
All subsequent years	1,496	759	2,255

As described below, KeyBank and KeyCorp have a number of programs that support our long-term financing needs.

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

For the purpose of issuing bank notes, the Global Bank Note Program replaces KeyBank’s prior bank note programs. Amounts outstanding under prior programs remain outstanding in accordance with their original terms and conditions and at their original stated maturities, and are classified as “long-term debt” on the balance sheet.

On February 1, 2013, KeyBank issued $1 billion of 1.65% Senior Bank Notes due February 1, 2018, under the Global Bank Note Program. On November 26, 2013, KeyBank issued $350 million of 1.10% Senior Notes and $400 million of Floating Rate Senior Notes, each due November 25, 2016. On November 24, 2014, KeyBank issued $750 million of 2.50% Senior Notes due December 15, 2019. At December 31, 2014, $17.5 billion remained available for future issuance under the Global Bank Note Program. On February 12, 2015, KeyBank issued $1 billion of 2.250% Senior Bank Notes due March 16, 2020; $16.5 billion remained available for future issuance under the Global Bank Note Program.

KeyCorp shelf registration, including Medium-Term Note Program.    KeyCorp has a shelf registration statement on file with the SEC under rules that allow companies to register various types of debt and equity securities without limitations on the aggregate amounts available for issuance. KeyCorp also maintains a Medium-Term Note Program that permits KeyCorp to issue notes with original maturities of nine months or more. During the second quarter of 2014, the KeyCorp shelf registration statement, including the Medium-Term Note Program, was updated. In connection with the updated Medium-Term Note Program, the Board of Directors authorized KeyCorp to issue up to $4 billion of debt, and revoked all prior issuance authority under previous KeyCorp shelf registration statements including through previous medium-term note programs. On November 13, 2013, KeyCorp issued $750 million of 2.30% Medium-Term Notes due December 13, 2018. At December 31, 2014, KeyCorp had authorized and available for issuance up to $4 billion of additional debt securities under the Medium-Term Note Program.

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

The Regulatory Capital Rules, discussed in “Supervision and Regulation” in Item 1 of this report, implement a phase-out of trust preferred securities as Tier 1 capital, consistent with the requirements of the Dodd-Frank Act. For “standardized approach” banking organizations such as Key, the phase-out period began on January 1, 2015, and by 2016 will require us to treat our mandatorily redeemable trust preferred securities as Tier 2 capital.

As of December 31, 2014, the trust preferred securities issued by the KeyCorp capital trusts represent $339 million, or 3.3%, of our total qualifying Tier 1 capital, net of goodwill.

The trust preferred securities, common stock, and related debentures are summarized as follows:

dollars in millions	Trust Preferred Securities, Net of Discount (a)	Common Stock	Principal Amount of Debentures, Net of Discount (b)	Interest Rate of Trust Preferred Securities and Debentures (c)	Maturity of Trust Preferred Securities and Debentures
December 31, 2014
KeyCorp Capital I	$156	$6	$162	.975%	2028
KeyCorp Capital II	109	4	113	6.875	2029
KeyCorp Capital III	143	4	147	7.750	2029
Total	$408	$14	$422	4.926%	—

December 31, 2013	$384	$14	$398	4.777%	—

(a)	The trust preferred securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of trust preferred securities carries an interest rate identical to that of the related debenture. Certain trust preferred securities include basis adjustments related to fair value hedges totaling $68 million at December 31, 2014, and $44 million at December 31, 2013. See Note 8 (“Derivatives and Hedging Activities”) for an explanation of fair value hedges.

(b)	We have the right to redeem these debentures. If the debentures purchased by KeyCorp Capital I are redeemed before they mature, the redemption price will be the principal amount, plus any accrued but unpaid interest. If the debentures purchased by KeyCorp Capital II or KeyCorp Capital III are redeemed before they mature, the redemption price will be the greater of: (i) the principal amount, plus any accrued but unpaid interest, or (ii) the sum of the present values of principal and interest payments discounted at the Treasury Rate (as defined in the applicable indenture), plus 20 basis points for KeyCorp Capital II or 25 basis points for KeyCorp Capital III or 50 basis points in the case of redemption upon either a tax or a capital treatment event for either KeyCorp Capital II or KeyCorp Capital III, plus any accrued but unpaid interest. The principal amount of certain debentures includes basis adjustments related to fair value hedges totaling $68 million at December 31, 2014, and $44 million at December 31, 2013. See Note 8 for an explanation of fair value hedges. The principal amount of debentures, net of discounts, is included in “long-term debt” on the balance sheet.

(c)	The interest rates for the trust preferred securities issued by KeyCorp Capital II and KeyCorp Capital III are fixed. KeyCorp Capital I has a floating interest rate, equal to three-month LIBOR plus 74 basis points, that reprices quarterly. The total interest rates are weighted-average rates.

20. Commitments, Contingent Liabilities and Guarantees

Obligations under Noncancelable Leases

We are obligated under various noncancelable operating leases for land, buildings and other property, consisting principally of data processing equipment. Rental expense under all operating leases totaled $122 million in 2014, $122 million in 2013, and $121 million in 2012. Minimum future rental payments under noncancelable operating leases at December 31, 2014, are as follows: 2015 — $116 million; 2016 — $102 million; 2017 — $95 million; 2018 — $79 million; 2019 — $64 million; all subsequent years — $370 million.

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

The following table shows the remaining contractual amount of each class of commitment related to extending credit or funding principal investments as of December 31, 2014, and December 31, 2013. For loan commitments and commercial letters of credit, this amount represents our maximum possible accounting loss if the borrower were to draw upon the full amount of the commitment and subsequently default on payment for the total amount of the outstanding loan.

December 31, in millions	2014	2013
Loan commitments:
Commercial and other	$25,979	$23,611
Commercial real estate and construction	1,965	2,104
Home equity	7,164	7,193
Credit cards	3,762	3,457
Total loan commitments	38,870	36,365
When-issued and to be announced securities commitments	102	140
Commercial letters of credit	121	119
Purchase card commitments	63	34
Principal investing commitments	60	75
Liabilities of certain limited partnerships and other commitments	1	2
Total loan and other commitments	$39,217	$36,735

Legal Proceedings

Metyk Litigation.    Two putative class actions were filed in September 2010 in the United States District Court for the Northern District of Ohio (the “Northern District”). The plaintiffs in these cases sought to represent a class of all participants in the KeyCorp 401(k) Savings Plan and alleged that the defendants in the lawsuit breached fiduciary duties owed to them under ERISA. These two putative class action lawsuits were substantively consolidated with each other in a proceeding styled Thomas Metyk, et al. v. KeyCorp, et al. (“Metyk”). In January 2013, the Northern District of Ohio entered an order granting the defendants’ motion to dismiss the plaintiffs’ consolidated complaint for failure to state a claim and entered its final judgment terminating the Metyk proceeding. Plaintiffs appealed both the Northern District’s dismissal and its denial of plaintiffs’ motion to set aside the judgment to the United States Court of Appeals for the Sixth Circuit (“Sixth Circuit”). The Sixth Circuit affirmed the Northern District’s decision on both issues, and denied plaintiffs’ petition for rehearing or rehearing en banc. Subsequently, plaintiffs filed a Petition for Writ of Certiorari with the Supreme Court of the United States, which the Supreme Court denied on November 17, 2014.

Checking Account Overdraft Litigation.    KeyBank was named a defendant in a putative class action seeking to represent a national class of KeyBank customers allegedly harmed by KeyBank’s overdraft practices. The case was transferred and consolidated for purposes of pretrial discovery and motion proceedings to a multidistrict proceeding styled In Re: Checking Account Overdraft Litigation pending in the United States District Court for the Southern District of Florida (the “District Court”). KeyBank filed a notice of appeal in regard to the denial by the District Court of a motion to compel arbitration. In August 2012, the United States Court of Appeals for the Eleventh Circuit (the “Eleventh Circuit”) vacated the District Court’s order denying KeyBank’s motion to compel arbitration and remanded the case for further consideration. In June 2013, KeyBank filed with the District Court its renewed motion to compel arbitration and stay or dismiss litigation. The District Court granted KeyBank’s renewed motion to compel arbitration and dismissed the case. The plaintiff appealed. On June 18, 2014, the Eleventh Circuit vacated the District Court’s order granting KeyBank’s renewed motion to compel arbitration and remanded the case to the District Court to address the issue of the enforceability of KeyBank’s arbitration provision. On February 3, 2015, the District Court denied KeyBank’s Second Renewed Motion to Compel Arbitration and Dismiss the Complaint. KeyBank expects to file an appeal.

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

Guarantees

We are a guarantor in various agreements with third parties. The following table shows the types of guarantees that we had outstanding at December 31, 2014. Information pertaining to the basis for determining the liabilities recorded in connection with these guarantees is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Guarantees.”

December 31, 2014 in millions	Maximum Potential Undiscounted Future Payments	Liability Recorded
Financial guarantees:
Standby letters of credit	$11,566	$65
Recourse agreement with FNMA	1,432	4
Return guarantee agreement with LIHTC investors	4	4
Written put options (a)	2,263	149
Total	$15,265	$222

(a)	The maximum potential undiscounted future payments represent notional amounts of derivatives qualifying as guarantees.

We determine the payment/performance risk associated with each type of guarantee described below based on the probability that we could be required to make the maximum potential undiscounted future payments shown in the preceding table. We use a scale of low (0-30% probability of payment), moderate (31-70% probability of payment), or high (71-100% probability of payment) to assess the payment/performance risk, and have determined that the payment/performance risk associated with each type of guarantee outstanding at December 31, 2014, is low.

Standby letters of credit.    KeyBank issues standby letters of credit to address clients’ financing needs. These instruments obligate us to pay a specified third party when a client fails to repay an outstanding loan or debt instrument or fails to perform some contractual nonfinancial obligation. Any amounts drawn under standby letters of credit are treated as loans to the client; they bear interest (generally at variable rates) and pose the same credit risk to us as a loan. At December 31, 2014, our standby letters of credit had a remaining weighted-average life of 3.1 years, with remaining actual lives ranging from less than one year to as many as 12 years.

Recourse agreement with FNMA.    We participate as a lender in the FNMA Delegated Underwriting and Servicing program. FNMA delegates responsibility for originating, underwriting, and servicing mortgages, and we assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan that we sell to FNMA. We maintain a reserve for such potential losses in an amount that we believe approximates the fair value of our liability. At December 31, 2014, the outstanding commercial mortgage loans in this program had a weighted-average remaining term of 7.5 years, and the unpaid principal balance outstanding of loans sold by us as a participant was $4.7 billion. As shown in the preceding table, the maximum potential amount of undiscounted future payments that we could be required to make under this program is equal to approximately one-third of the principal balance of loans outstanding at December 31, 2014. If we are required to make a payment, we would have an interest in the collateral underlying the related commercial mortgage loan; any loss we incur could be offset by the amount of any recovery from the collateral.

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

As shown in the previous table, KAHC maintained a reserve in the amount of $4 million at December 31, 2014, which is sufficient to cover estimated future obligations under the guarantees. The maximum exposure to loss reflected in the table represents undiscounted future payments due to investors for the return on and of their investments.

These guarantees have expiration dates that extend through 2018, but KAHC has not formed any new partnerships under this program since October 2003. Additional information regarding these partnerships is included in Note 11 (“Variable Interest Entities”).

Written put options.    In the ordinary course of business, we “write” put options for clients that wish to mitigate their exposure to changes in interest rates and commodity prices. At December 31, 2014, our written put options had an average life of 2.1 years. These instruments are considered to be guarantees, as we are required to make payments to the counterparty (the client) based on changes in an underlying variable that is related to an asset, a liability, or an equity security that the client holds. We are obligated to pay the client if the applicable benchmark interest rate or commodity price is above or below a specified level (known as the “strike rate”). These written put options are accounted for as derivatives at fair value, as further discussed in Note 8 (“Derivatives and Hedging Activities”). We mitigate our potential future payment obligations by entering into offsetting positions with third parties.

Written put options where the counterparty is a broker-dealer or bank are accounted for as derivatives at fair value but are not considered guarantees since these counterparties typically do not hold the underlying instruments. In addition, we are a purchaser and seller of credit derivatives, which are further discussed in Note 8.

Default guarantees.    Some lines of business participate in guarantees that obligate us to perform if the debtor (typically a client) fails to satisfy all of its payment obligations to third parties. We generally undertake these guarantees for one of two possible reasons: (i) either the risk profile of the debtor should provide an investment return, or (ii) we are supporting our underlying investment in the debtor. We do not hold collateral for the default guarantees. If we were required to make a payment under a guarantee, we would receive a pro rata share should the third party collect some or all of the amounts due from the debtor. At December 31, 2014, we did not have any default guarantees.

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

21. Accumulated Other Comprehensive Income

Our changes in AOCI for the years ended December 31, 2014, and December 31, 2013, are as follows:

in millions	Unrealized gains (losses) on available for sale securities	Unrealized gains (losses) on derivative financial instruments	Foreign currency translation adjustment	Net pension and postretirement benefit costs	Total
Balance at December 31, 2012	$229	$18	$55	$(426)	$(124)
Other comprehensive income before reclassification, net of income taxes	(291)	6	(9)	78	(216)
Amounts reclassified from accumulated other comprehensive income, net of income taxes (a)	(1)	(35)	(4)	28	(12)
Net current-period other comprehensive income, net of income taxes	(292)	(29)	(13)	106	(228)
Balance at December 31, 2013	$(63)	$(11)	$42	$(320)	$(352)
Other comprehensive income before reclassification, net of income taxes	59	43	(17)	(69)	16
Amounts reclassified from accumulated other comprehensive income, net of income taxes (a)	—	(40)	(3)	23	(20)
Net current-period other comprehensive income, net of income taxes	59	3	(20)	(46)	(4)
Balance at December 31, 2014	$(4)	$(8)	$22	$(366)	$(356)

(a)	See table below for details about these reclassifications.

Our reclassifications out of AOCI for the years ended December 31, 2014, and December 31, 2013, are as follows:

Year ended December 31, 2014 in millions	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains (losses) on derivative financial instruments
Interest rate	$67	Interest income — Loans
Interest rate	(4)	Interest expense — Long term debt

	63	Income (loss) from continuing operations before income taxes
	23	Income taxes

	$40	Income (loss) from continuing operations

Foreign currency translation adjustment
	$3	Corporate services income

	3	Income (loss) from continuing operations before income taxes
	—	Income taxes

	$3	Income (loss) from continuing operations

Net pension and postretirement benefit costs
Amortization of losses	$(15)	Personnel expense
Settlement loss	(23)	Personnel expense
Amortization of prior service credit	1	Personnel expense

	(37)	Income (loss) from continuing operations before income taxes
	(14)	Income taxes

	$(23)	Income (loss) from continuing operations

Year ended December 31, 2013 in millions	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains (losses) on available for sale securities
Realized gains	$1	Other income

	1	Income (loss) from continuing operations before income taxes
	—	Income taxes

	$1	Income (loss) from continuing operations

Unrealized gains (losses) on derivative financial instruments
Interest rate	$67	Interest income — Loans
Interest rate	(8)	Interest expense — Long term debt
Foreign exchange contracts	(3)	Other income

	56	Income (loss) from continuing operations before income taxes
	21	Income taxes

	$35	Income (loss) from continuing operations

Foreign currency translation adjustment
	$7	Corporate services income

	7	Income (loss) from continuing operations before income taxes
	3	Income taxes

	$4	Income (loss) from continuing operations

Net pension and postretirement benefit costs
Amortization of losses	$(19)	Personnel expense
Settlement loss	(27)	Personnel expense
Amortization of prior service credit	1	Personnel expense

	(45)	Income (loss) from continuing operations before income taxes
	(17)	Income taxes

	$(28)	Income (loss) from continuing operations

22. Shareholders’ Equity

Comprehensive Capital Plan

As previously reported and as authorized by our Board of Directors and pursuant to our 2014 capital plan submitted to and not objected to by the Federal Reserve, we have authority to repurchase up to $542 million of our common shares, which include repurchases to offset issuances of common shares under our employee compensation plans. Common share repurchases under our 2014 capital plan began in the second quarter of 2014 and are expected to be executed through the first quarter of 2015. During 2014, we completed $355 million of common share repurchases under our 2014 capital plan authorization. In addition, we completed $141 million of common share repurchases in the first quarter of 2014 under our 2013 capital plan for a total of $496 million of open market common share repurchases during 2014.

The Board declared a quarterly dividend of $.055 per common share for the first quarter of 2014. Consistent with our 2014 capital plan, the Board declared a quarterly dividend of $.065 per common share for the second, third, and fourth quarters of 2014, which brought our annual dividend to $.25 per common share for 2014.

Capital Adequacy

KeyCorp and KeyBank must meet specific capital requirements imposed by federal banking regulators. Sanctions for failure to meet applicable capital requirements may include regulatory enforcement actions that restrict dividend payments, require the adoption of remedial measures to increase capital, terminate FDIC deposit insurance, and mandate the appointment of a conservator or receiver in severe cases. In addition, failure to maintain a “well capitalized” status affects how regulators evaluate applications for certain endeavors, including acquisitions, continuation and expansion of existing activities, and commencement of new activities, and could make clients and potential investors less confident. As of December 31, 2014, KeyCorp and KeyBank met all regulatory capital requirements.

As previously indicated in the “Supervision and Regulation” section in Item 1 of this report under the heading “Revised prompt corrective action capital category ratios,” KeyBank qualified for the “well capitalized” prompt corrective action capital category at December 31, 2014, because KeyBank’s capital and leverage ratios exceeded the prescribed threshold ratios for that capital category and KeyBank was not subject to any written agreement, order, or directive to meet and maintain a specific capital level for any capital measure. Since that date, we believe there has been no change in condition or event that has occurred that would cause KeyBank’s capital category to change.

As previously indicated in the “Supervision and Regulation” section in Item 1 of this report under the heading “Revised prompt corrective action capital category ratios,” BHCs are not assigned to any of the five prompt corrective action capital categories applicable to insured depository institutions. If, however, those categories applied to BHCs, we believe that KeyCorp would satisfy the criteria for a “well capitalized” institution at December 31, 2014, and since that date, we believe there has been no change in condition or event that has occurred that would cause such capital category to change.

Because the regulatory capital categories under the prompt corrective action regulations serve a limited supervisory function, investors should not use them as a representation of the overall financial condition or prospects of KeyBank or KeyCorp.

For additional information on capital adequacy, see “Supervision and Regulation” in Item 1 of this report.

At December 31, 2014, Key and KeyBank (consolidated) had regulatory capital in excess of all current minimum risk-based capital (including all adjustments for market risk) and leverage ratio requirements as shown in the following table.

	Actual		To Meet Minimum Capital Adequacy Requirements		To Qualify as Well Capitalized Under Federal Deposit Insurance Act
dollars in millions	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2014

TOTAL CAPITAL TO NET RISK-WEIGHTED ASSETS

Key	$11,824	13.89%	$6,808	8.00%	N/A	N/A

KeyBank (consolidated)	10,833	13.49	6,425	8.00	$8,031	10.00%

TIER 1 CAPITAL TO NET RISK-WEIGHTED ASSETS

Key	$10,124	11.90%	$3,404	4.00%	N/A	N/A

KeyBank (consolidated)	9,151	11.39	3,213	4.00	$4,819	6.00%

TIER 1 CAPITAL TO AVERAGE QUARTERLY TANGIBLE ASSETS

Key	$10,124	11.26%	$2,698	3.00%	N/A	N/A

KeyBank (consolidated)	9,151	10.38	3,526	4.00	$4,407	5.00%

December 31, 2013

TOTAL CAPITAL TO NET RISK-WEIGHTED ASSETS

Key	$11,941	14.33%	$6,666	8.00%	N/A	N/A

KeyBank (consolidated)	10,451	13.33	6,273	8.00	$7,841	10.00%

TIER 1 CAPITAL TO NET RISK-WEIGHTED ASSETS

Key	$9,968	11.96%	$3,333	4.00%	N/A	N/A

KeyBank (consolidated)	8,496	10.83	3,136	4.00	$4,705	6.00%

TIER 1 CAPITAL TO AVERAGE QUARTERLY TANGIBLE ASSETS

Key	$9,968	11.11%	$2,691	3.00%	N/A	N/A

KeyBank (consolidated)	8,496	9.69	3,507	4.00	$4,384	5.00%

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

The table on the following pages shows selected financial data for our major business segments for the years ended December 31, 2014, 2013, and 2012.

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

The selected financial data is based on internal accounting policies designed to compile results on a consistent basis and in a manner that reflects the underlying economics of the businesses. In accordance with our policies:

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

¿	Income taxes are allocated based on the statutory federal income tax rate of 35% and a blended state income tax rate (net of the federal income tax benefit) of 2.2%.

¿	Capital is assigned to each line of business based on economic equity.

Developing and applying the methodologies that we use to allocate items among our lines of business is a dynamic process. Accordingly, financial results may be revised periodically to reflect enhanced alignment of expense base allocation drivers, changes in the risk profile of a particular business, or changes in our organizational structure.

Year ended December 31,	Key Community Bank			Key Corporate Bank
dollars in millions	2014	2013	2012	2014	2013	2012
SUMMARY OF OPERATIONS
Net interest income (TE)	$1,448	$1,532	$1,537	$830	$785	$781
Noninterest income	769	784	771	800	751	718
Total revenue (TE) (a)	2,217	2,316	2,308	1,630	1,536	1,499
Provision (credit) for loan and lease losses	74	155	150	(2)	(3)	30
Depreciation and amortization expense	65	76	55	31	28	35
Other noninterest expense	1,705	1,759	1,845	817	771	758
Income (loss) from continuing operations before income taxes (TE)	373	326	258	784	740	676
Allocated income taxes (benefit) and TE adjustments	139	121	96	285	265	248
Income (loss) from continuing operations	234	205	162	499	475	428
Income (loss) from discontinued operations, net of taxes	—	—	—	—	—	—
Net income (loss)	234	205	162	499	475	428
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	2	—	3
Net income (loss) attributable to Key	$234	$205	$162	$497	$475	$425

AVERAGE BALANCES (b)
Loans and leases	$30,105	$29,311	$27,202	$22,452	$19,822	$18,328
Total assets (a)	32,231	31,634	29,622	26,312	23,628	22,252
Deposits	50,325	49,804	48,708	16,793	15,696	12,572
OTHER FINANCIAL DATA
Expenditures for additions to long-lived assets (a), (b)	$8	$6	$318	$9	$9	$10
Net loan charge-offs (b)	117	147	195	(19)	3	63
Return on average allocated equity (b)	8.60%	6.98%	5.63%	32.42%	30.55%	25.79%
Return on average allocated equity	8.60	6.98	5.63	32.42	30.55	25.79
Average full-time equivalent employees (c)	7,563	8,243	8,828	1,923	1,839	1,856

(a)	Substantially all revenue generated by our major business segments is derived from clients that reside in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software, and goodwill held by our major business segments, are located in the United States.

(b)	From continuing operations.

(c)	The number of average full-time equivalent employees was not adjusted for discontinued operations.

Other Segments			Total Segments			Reconciling Items			Key
2014	2013	2012	2014	2013	2012	2014	2013	2012	2014	2013	2012

$34	$30	$ (38)	$2,312	$2,347	$2,280	$5	1	$ 8	$2,317	$2,348	$2,288
237	233	391	1,806	1,768	1,880	(9)	$(2)	(24)	1,797	1,766	1,856
271	263	353	4,118	4,115	4,160	(4)	(1)	(16)	4,114	4,114	4,144
(14)	(24)	50	58	128	230	1	2	(1)	59	130	229
12	15	19	108	119	109	152	141	141	260	260	250
73	87	117	2,595	2,617	2,720	(96)	(57)	(152)	2,499	2,560	2,568
200	185	167	1,357	1,251	1,101	(61)	(87)	(4)	1,296	1,164	1,097
(31)	(35)	(41)	393	351	303	(43)	(57)	(48)	350	294	255
231	220	208	964	900	798	(18)	(30)	44	946	870	842
—	—	—	—	—	—	(39)	40	23	(39)	40	23
231	220	208	964	900	798	(57)	10	67	907	910	865
5	—	4	7	—	7	—	—	—	7	—	7
$226	$220	$204	$957	$900	$791	$(57)	$10	$67	$900	$910	$858

$3,053	$3,865	$4,783	$55,610	$52,998	$50,313	$69	$56	$49	$55,679	$53,054	$50,362
27,883	28,403	28,354	86,426	83,665	80,228	653	512	614	87,079	84,177	80,842
871	731	705	67,989	66,231	61,985	(124)	(354)	(150)	67,865	65,877	61,835

—	—	—	$17	$15	$328	$118	$73	$76	$135	$88	$404
$15	$18	$87	113	168	345	—	—	—	113	168	345
38.83%	31.84%	24.91%	19.79%	17.36%	14.80%	(.32)%	(.59)%	.92%	8.97%	8.47%	8.23%
38.83	31.84	24.91	19.79	17.36	14.80	(1.01)	.20	1.40	8.60	8.86	8.46
95	122	126	9,581	10,204	10,810	4,272	4,579	4,779	13,853	14,783	15,589

24. Condensed Financial Information of the Parent Company

CONDENSED BALANCE SHEETS

December 31, in millions	2014	2013
ASSETS
Cash and due from banks	$2,207	$2,418
Short-term investments	31	35
Securities available for sale	22	20
Other investments	15	15
Loans to:
Banks	90	90
Nonbank subsidiaries	211	468
Total loans	301	558
Investment in subsidiaries:
Banks	9,998	9,342
Nonbank subsidiaries	632	579
Total investment in subsidiaries	10,630	9,921
Goodwill	244	167
Other intangible assets	11	—
Corporate owned life insurance	212	204
Derivative assets	11	6
Accrued income and other assets	356	333
Total assets	$14,040	$13,677

LIABILITIES
Accrued expense and other liabilities	$511	$413
Derivative liabilities	2	10
Long-term debt due to:
Subsidiaries	422	398
Unaffiliated companies	2,575	2,553
Total long-term debt	2,997	2,951
Total liabilities	3,510	3,374

SHAREHOLDERS’ EQUITY (a)	10,530	10,303
Total liabilities and shareholders’ equity	$14,040	$13,677

(a)	See Key’s Consolidated Statements of Changes in Equity.

CONDENSED STATEMENTS OF INCOME

Year ended December 31,

in millions	2014	2013	2012
INCOME
Dividends from subsidiaries:
Bank subsidiaries	$300	$600	$1,775
Nonbank subsidiaries	—	—	—
Interest income from subsidiaries	16	26	36
Other income	15	15	66
Total income	331	641	1,877

EXPENSE
Interest on long-term debt with subsidiary trusts	10	14	29
Interest on other borrowed funds	53	59	86
Personnel and other expense	40	65	68
Total expense	103	138	183
Income (loss) before income taxes and equity in net income (loss) less dividends from subsidiaries	228	503	1,694
Income tax (expense) benefit	45	33	48
Income (loss) before equity in net income (loss) less dividends from subsidiaries	273	536	1,742
Equity in net income (loss) less dividends from subsidiaries (a)	634	374	(877)
NET INCOME (LOSS)	907	910	865
Less: Net income attributable to noncontrolling interests	7	—	7
NET INCOME (LOSS) ATTRIBUTABLE TO KEY	$900	$910	$858

(a)	Includes results of discontinued operations described in Note 13 (“Acquisitions and Discontinued Operations”).

CONDENSED STATEMENTS OF CASH FLOWS

Year ended December 31,

in millions	2014	2013	2012
OPERATING ACTIVITIES
Net income (loss) attributable to Key	$900	$910	$ 858
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes (benefit)	(8)	37	32
Stock-based compensation expense	14	11	17
Equity in net (income) loss less dividends from subsidiaries (a)	(634)	(374)	877
Net (increase) decrease in other assets	(53)	612	(72)
Net increase (decrease) in other liabilities	98	(154)	16
Other operating activities, net	24	(151)	(50)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	341	891	1,678
INVESTING ACTIVITIES
Net (increase) decrease in short-term investments	4	2,096	(2,048)
Purchases of securities available for sale	(2)	(14)	(34)
Cash used in acquisitions	(114)	—	—
Proceeds from sales, prepayments and maturities of securities available for sale	—	39	1
Net (increase) decrease in loans to subsidiaries	257	(4)	36
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	145	2,117	(2,045)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	—	750	—
Payments on long-term debt	—	(750)	(1,149)
Repurchase of Treasury Shares	(484)	(474)	(251)
Net proceeds from the issuance of common shares and preferred stock	27	26	2
Cash dividends paid	(240)	(217)	(191)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(697)	(665)	(1,589)
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	(211)	2,343	(1,956)
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	2,418	75	2,031
CASH AND DUE FROM BANKS AT END OF YEAR	$2,207	$2,418	$75

(a)	Includes results of discontinued operations described in Note 13 (“Acquisitions and Discontinued Operations”).

KeyCorp paid interest on borrowed funds totaling $64 million in 2014, $76 million in 2013, and $118 million in 2012.

KeyCorp’s condensed Balance Sheet, Statements of Income, and Statements of Cash Flows were adjusted to reflect the push down of stock-based compensation expense, net of income taxes, to its subsidiaries for the years ended December 31, 2013, and December 31, 2012. Previously, the stock-based compensation expense and related tax impact were retained at the parent company level. Net income for the years ended December 31, 2013, and December 31, 2012, was not impacted by the restatement. There was no adjustment to beginning shareholders’ equity for the year ended December 31, 2013, to account for the stock-based compensation expense that would have been pushed down to KeyCorp’s subsidiaries in periods not presented.

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

Reports Regarding Internal Controls

Management’s Annual Report on Internal Control over Financial Reporting, the Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting, and the Report of Independent Registered Public Accounting Firm are included in Item 8 on pages 106, 107, and 108, respectively.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of our executive officers, and biographical information for each, is set forth in Item 1. Business, of this report.

The other information required by this item will be set forth in the following sections of KeyCorp’s Definitive Proxy Statement for the 2015 Annual Meeting of Shareholders to be held May 21, 2015 (the “2015 Proxy Statement”) and these sections are incorporated herein by reference:

•	“Proposal One: Election of Directors”

•	“Ownership of KeyCorp Equity Securities — Section 16(a) Beneficial Ownership Reporting Compliance”

•	“Corporate Governance Documents — Code of Ethics”

•	“Audit Matters — Audit Committee Independence and Financial Experts”

KeyCorp expects to file the 2015 Proxy Statement with the SEC on or about April 7, 2015. Any amendment to, or waiver from a provision of, the Code of Ethics that applies to its Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, or any other executive officer or director, will be promptly disclosed on its website (www.key.com/ir) as required by laws, rules and regulations of the SEC.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be set forth in the following sections of the 2015 Proxy Statement and these sections are incorporated herein by reference:

•	“Compensation Discussion and Analysis”

•	“Compensation of Executive Officers and Directors”

•	“Compensation and Organization Committee Report”

•	“The Board of Directors and Its Committees — Oversight of Compensation Related Risks”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in the section captioned “Ownership of KeyCorp Equity Securities” contained in the 2015 Proxy Statement, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in the following sections of the 2015 Proxy Statement and these sections are incorporated herein by reference:

•	“The Board of Directors and Its Committees — Director Independence”

•	“The Board of Directors and Its Committees — Related Party Transactions”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in the sections captioned “Audit Matters — Ernst & Young’s Fees” contained in the 2015 Proxy Statement, and is incorporated herein by reference.

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

(a) (3) Exhibits*

3.1	Amended and Restated Articles of Incorporation of KeyCorp (effective August 12, 2009).
3.2	Amended and Restated Regulations of KeyCorp, effective May 19, 2011, filed as Exhibit 3.2 to Form 10-Q for the quarter ended June 30, 2011.*
10.1	Form of Award of Non-Qualified Stock Options (effective June 12, 2009).
10.2	Form of Award of KeyCorp Executive Officer Grants (Award of Cash Performance Shares and Above-Target Performance Shares) (2012-2014), filed as Exhibit 10.38 to Form 10-K for the year ended December 31, 2011.*
10.3	Form of Award of KeyCorp Executive Officer Grants (Award of Cash Performance Shares and Above-Target Performance Shares) (2013-2015), filed as Exhibit 10.6 to Form 10-K for the year ended December 31, 2012.*
10.4	Form of Performance Shares Award Agreement (2014-2016), filed as Exhibit 10.5 to Form 10-K for the year ended December 31, 2013.*
10.5	Form of Performance Shares Award Agreement (2015-2017).
10.6	Form of Award of KeyCorp Executive Officer Grants (Award of Restricted Stock Units) (effective March 1, 2013) filed as Exhibit 10.7 to Form 10-K for the year ended December 31, 2012.*
10.7	Form of Award of KeyCorp Executive Officer Grants (Award of Stock Options) (effective March 1, 2013), filed as Exhibit 10.8 to Form 10-K for the year ended December 31, 2012.*
10.8	Form of Restricted Stock Unit Award Agreement under KeyCorp 2013 Equity Compensation Plan, filed as Exhibit 10.1 to Form 10-Q for the second quarter ended June 30, 2013.*
10.9	Offer Letter for Donald R. Kimble, dated May 19, 2013, filed as Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2013.*
10.10	Letter Agreement between KeyBank National Association and Jeffrey B. Weeden, dated as of June 30, 2013, filed as Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2013. *
10.11	Letter Agreement between KeyBank National Association and William R. Koehler, dated as of April 17, 2014, filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30. 2014.*

10.12	Amendment to April 17, 2014 Letter Agreement between KeyBank National Association and William R. Koehler, dated as of May 6, 2014, filed as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2014.*
10.13	Form of Change of Control Agreement (Tier I) between KeyCorp and Certain Executive Officers of KeyCorp, dated as of March 8, 2012, filed as Exhibit 10.1 to Form 8-K filed March 8, 2012.*
10.14	Form of Change of Control Agreement (Tier II Executives) between KeyCorp and Certain Executive Officers of KeyCorp, dated as of April 15, 2012, filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2012.*
10.15	KeyCorp Annual Incentive Plan (January 1, 2011 Restatement), filed as Exhibit 10.15 to Form 10-K for the year ended December 31, 2011.*
10.16	KeyCorp 2011 Annual Performance Plan, filed as Appendix A to Schedule 14A filed on April 5, 2011.*
10.17	KeyCorp 2004 Equity Compensation Plan (effective March 18, 2004).
10.18	KeyCorp 2010 Equity Compensation Plan (effective March 11, 2010), filed as Appendix A to Schedule 14A filed on April 2, 2010.*
10.19	Director Deferred Compensation Plan (May 18, 2000 Amendment and Restatement), filed as Exhibit 10.21 to Form 10-K for the year ended December 31, 2013.*
10.20	Amendment to the Director Deferred Compensation Plan (effective December 31, 2004).
10.21	KeyCorp Amended and Restated Second Director Deferred Compensation Plan (effective September 18, 2013), filed as Exhibit 10.23 to Form 10-K for the year ended December 31, 2013.*
10.22	KeyCorp Directors’ Deferred Share Sub-Plan (effective September 18, 2013), filed as Exhibit 10.25 to Form 10-K for the year ended December 31, 2013.*
10.23	KeyCorp Excess Cash Balance Pension Plan (effective January 1, 1998), filed as Exhibit 10.26 to Form 10-K for the year ended December 31, 2013.*
10.24	First Amendment to the KeyCorp Excess Cash Balance Pension Plan (effective July 1, 1999), filed as Exhibit 10.27 to Form 10-K for the year ended December 31, 2013.*
10.25	Second Amendment to the KeyCorp Excess Cash Balance Pension Plan (effective January 1, 2003), filed as Exhibit 10.28 to Form 10-K for the year ended December 31, 2013.*
10.26	Restated Amendment to KeyCorp Excess Cash Balance Pension Plan (effective December 31, 2004).
10.27	Disability Amendment to KeyCorp Excess Cash Balance Pension Plan (effective December 31,2007), filed as Exhibit 10.27 to Form 10-K for the year ended December 31, 2012.*
10.28	KeyCorp Second Excess Cash Balance Pension Plan (effective February 8, 2010).
10.29	Trust Agreement for certain amounts that may become payable to certain executives and directors of KeyCorp, dated April 1, 1997, and amended as of August 25, 2003, filed as Exhibit 10.32 to Form 10-K for the year ended December 31, 2013.*
10.30	KeyCorp 2013 Equity Compensation Plan (effective March 13, 2014), filed as Appendix A to Schedule 14A filed on March 29, 2013. *
10.31	KeyCorp Deferred Savings Plan (effective January 1, 2015).
10.32	KeyCorp Deferred Equity Allocation Plan (effective May 22, 2003).
12	Computation of Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Label Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	XBRL Taxonomy Definition Linkbase.

*	Incorporated by reference. Copies of these Exhibits have been filed with the SEC. Exhibits that are not incorporated by reference are filed with this report. Shareholders may obtain a copy of any exhibit, upon payment of reproduction costs, by writing KeyCorp Investor Relations, 127 Public Square, Mail Code OH-01-27-0737, Cleveland, OH 44114-1306.

KeyCorp hereby agrees to furnish the SEC upon request, copies of instruments, including indentures, which define the rights of long-term debt security holders. All documents listed as Exhibits 10.1 through 10.32 constitute management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

KEYCORP

/s/ Donald R. Kimble
Donald R. Kimble
Chief Financial Officer (Principal Financial Officer)
March 2, 2015

/s/ Robert L. Morris
Robert L. Morris
Chief Accounting Officer (Principal Accounting Officer)
March 2, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title

*Beth E. Mooney	Chairman, Chief Executive Officer (Principal Executive Officer), President and Director

*Donald R. Kimble	Chief Financial Officer (Principal Financial Officer)

*Robert L. Morris	Chief Accounting Officer (Principal Accounting Officer)

*Joseph A. Carrabba	Director
*Charles P. Cooley	Director
*Alexander M. Cutler	Director
*H. James Dallas	Director
*Elizabeth R. Gile	Director
*Ruth Ann M. Gillis	Director
*William G. Gisel, Jr.	Director
*Richard J. Hipple	Director
*Kristen L. Manos	Director
*Demos Parneros	Director
*Barbara R. Snyder	Director
*David K. Wilson	Director

/s/ Paul N. Harris
* By Paul N. Harris, attorney-in-fact
March 2, 2015