Form 10-Q
period 2015-03-31
KEYCORP /NEW/
filed 2015-05-05
CIK 91576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended

March 31, 2015

Commission File Number 001-11302

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares with a par value of $1 each	848,305,592 Shares
Title of class	Outstanding at April 30, 2015

KEYCORP

PART I. FINANCIAL INFORMATION

Throughout the Notes to Consolidated Financial Statements (Unaudited) and Management’s Discussion & Analysis of Financial Condition & Results of Operations, we use certain acronyms and abbreviations as defined in Note 1 (“Basis of Presentation”) that begins on page 10.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

in millions, except per share data	March 31, 2015	December 31, 2014	March 31, 2014
	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$506	$653	$409
Short-term investments	3,378	4,269	2,922
Trading account assets	789	750	840
Securities available for sale	13,120	13,360	12,359
Held-to-maturity securities (fair value: $5,003, $4,974, and $4,733)	5,005	5,015	4,826
Other investments	730	760	899
Loans, net of unearned income of $665, $682, and $776	57,953	57,381	55,445
Less: Allowance for loan and lease losses	794	794	834

Net loans	57,159	56,587	54,611
Loans held for sale	1,649	734	401
Premises and equipment	806	841	862
Operating lease assets	306	330	294
Goodwill	1,057	1,057	979
Other intangible assets	92	101	117
Corporate-owned life insurance	3,488	3,479	3,425
Derivative assets	731	609	427
Accrued income and other assets (including $1 of consolidated LIHTC guaranteed funds VIEs, see Note 9) (a)	3,144	2,952	3,004
Discontinued assets (including $187 of loans in portfolio at fair value)	2,246	2,324	4,427

Total assets	$94,206	$93,821	$90,802

LIABILITIES
Deposits in domestic offices:
NOW and money market deposit accounts	$35,623	$34,536	$34,373
Savings deposits	2,413	2,371	2,513
Certificates of deposit ($100,000 or more)	1,982	2,040	2,849
Other time deposits	3,182	3,259	3,682

Total interest-bearing deposits	43,200	42,206	43,417
Noninterest-bearing deposits	27,948	29,228	23,244
Deposits in foreign office — interest-bearing	474	564	605

Total deposits	71,622	71,998	67,266
Federal funds purchased and securities sold under repurchase agreements	517	575	1,417
Bank notes and other short-term borrowings	608	423	464
Derivative liabilities	825	784	408
Accrued expense and other liabilities	1,308	1,621	1,297
Long-term debt	8,713	7,875	7,712
Discontinued liabilities	—	3	1,819

Total liabilities	83,593	83,279	80,383
EQUITY
Preferred stock, $1 par value, authorized 25,000,000 shares:
7.75% Noncumulative Perpetual Convertible Preferred Stock, Series A, $100 liquidation preference; authorized 7,475,000 shares; issued 2,900,234, 2,904,839, and 2,904,839 shares	290	291	291
Common shares, $1 par value; authorized 1,400,000,000 shares; issued 1,016,969,905, 1,016,969,905, and 1,016,969,905 shares	1,017	1,017	1,017
Capital surplus	3,910	3,986	3,961
Retained earnings	8,445	8,273	7,793
Treasury stock, at cost (166,049,974, 157,566,493, and 132,100,665 shares)	(2,780)	(2,681)	(2,335)
Accumulated other comprehensive income (loss)	(279)	(356)	(324)

Key shareholders’ equity	10,603	10,530	10,403
Noncontrolling interests	10	12	16

Total equity	10,613	10,542	10,419

Total liabilities and equity	$94,206	$93,821	$90,802

(a)	The assets of the VIEs can only be used by the particular VIE, and there is no recourse to Key with respect to the liabilities of the consolidated LIHTC VIEs.

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Income (Unaudited)

	Three months ended March 31,
dollars in millions, except per share amounts	2015	2014
INTEREST INCOME
Loans	$523	$519
Loans held for sale	7	4
Securities available for sale	70	72
Held-to-maturity securities	24	22
Trading account assets	5	6
Short-term investments	2	1
Other investments	5	6

Total interest income	636	630
INTEREST EXPENSE
Deposits	26	32
Federal funds purchased and securities sold under repurchase agreements	—	1
Bank notes and other short-term borrowings	2	2
Long-term debt	37	32

Total interest expense	65	67

NET INTEREST INCOME	571	563
Provision for credit losses	35	4

Net interest income after provision for credit losses	536	559
NONINTEREST INCOME
Trust and investment services income	109	98
Investment banking and debt placement fees	68	84
Service charges on deposit accounts	61	63
Operating lease income and other leasing gains	19	29
Corporate services income	43	42
Cards and payments income	42	38
Corporate-owned life insurance income	31	26
Consumer mortgage income	3	2
Mortgage servicing fees	13	15
Net gains (losses) from principal investing	29	24
Other income (a)	19	14

Total noninterest income	437	435
NONINTEREST EXPENSE
Personnel	389	388
Net occupancy	65	64
Computer processing	38	38
Business services and professional fees	33	41
Equipment	22	24
Operating lease expense	11	10
Marketing	8	5
FDIC assessment	8	6
Intangible asset amortization	9	10
OREO expense, net	2	1
Other expense	84	77

Total noninterest expense	669	664

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	304	330
Income taxes	74	92

INCOME (LOSS) FROM CONTINUING OPERATIONS	230	238
Income (loss) from discontinued operations, net of taxes of $3 and $2 (see Note 11)	5	4

NET INCOME (LOSS)	235	242
Less: Net income (loss) attributable to noncontrolling interests	2	—

NET INCOME (LOSS) ATTRIBUTABLE TO KEY	$233	$242

Income (loss) from continuing operations attributable to Key common shareholders	$222	$232
Net income (loss) attributable to Key common shareholders	227	236
Per common share:
Income (loss) from continuing operations attributable to Key common shareholders	$.26	$.26
Income (loss) from discontinued operations, net of taxes	.01	—
Net income (loss) attributable to Key common shareholders (b)	.27	.27
Per common share — assuming dilution:
Income (loss) from continuing operations attributable to Key common shareholders	$.26	$.26
Income (loss) from discontinued operations, net of taxes	.01	—
Net income (loss) attributable to Key common shareholders (b)	.26	.26
Cash dividends declared per common share	$.065	$.055
Weighted-average common shares outstanding (000)	848,580	884,727
Effect of convertible preferred stock	—	—
Effect of common share options and other stock awards	8,542	7,163

Weighted-average common shares and potential common shares outstanding (000) (c)	857,122	891,890

(a)	For each of the three months ended March 31, 2015, and March 31, 2014, net securities gains (losses) totaled less than $1 million. For the three months ended March 31, 2015, impairment losses related to securities totaled less than $1 million. For the three months ended March 31, 2014, we did not have any impairment losses related to securities.
(b)	EPS may not foot due to rounding.
(c)	Assumes conversion of common share options and other stock awards and/or convertible preferred stock, as applicable.

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended March 31,
in millions	2015	2014
Net income (loss)	$235	$242
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale, net of income taxes of $33 and $17	55	29
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of $19 and ($1)	32	(1)
Foreign currency translation adjustments, net of income taxes of ($8) and ($4)	(13)	(2)
Net pension and postretirement benefit costs, net of income taxes of $1 and $2	3	2

Total other comprehensive income (loss), net of tax	77	28

Comprehensive income (loss)	312	270
Less: Comprehensive income attributable to noncontrolling interests	2	—

Comprehensive income (loss) attributable to Key	$310	$270

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Changes in Equity (Unaudited)

	Key Shareholders’ Equity
	Preferred	Common						Accumulated
	Shares	Shares					Treasury	Other
dollars in millions, except per	Outstanding	Outstanding	Preferred	Common	Capital	Retained	Stock,	Comprehensive	Noncontrolling
share amounts	(000)	(000)	Stock	Shares	Surplus	Earnings	at Cost	Income (Loss)	Interests
BALANCE AT DECEMBER 31, 2013	2,905	890,724	$291	$1,017	$4,022	$7,606	$(2,281)	$(352)	$17
Net income (loss)						242			—
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale, net of income taxes of $17								29
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of ($1)								(1)
Foreign currency translation adjustments, net of income taxes of ($4)								(2)
Net pension and postretirement benefit costs, net of income taxes of $2								2
Deferred compensation					(4)
Cash dividends declared on common shares ($.055 per share)						(49)
Cash dividends declared on Noncumulative Series A
Preferred Stock ($1.9375 per share)						(6)
Common shares repurchased		(9,845)					(130)
Common shares reissued (returned) for stock options and other employee benefit plans		3,990			(57)		76
Net contribution from (distribution to) noncontrolling interests									(1)

BALANCE AT MARCH 31, 2014	2,905	884,869	$291	$1,017	$3,961	$7,793	$(2,335)	$(324)	$16

BALANCE AT DECEMBER 31, 2014	2,905	859,403	$291	$1,017	$3,986	$8,273	$(2,681)	$(356)	$12
Net income (loss)						233			2
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale, net of income taxes of $33								55
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of $19								32
Foreign currency translation adjustments, net of income taxes of ($8)								(13)
Net pension and postretirement benefit costs, net of income taxes of $1								3
Deferred compensation					5
Cash dividends declared on common shares ($.065 per share)						(55)
Cash dividends declared on Noncumulative Series A
Preferred Stock ($1.9375 per share)						(6)
Common shares repurchased		(14,087)					(197)
Common shares exchanged for Series A Preferred Stock	(5)	33	(1)				1
Common shares reissued (returned) for stock options and other employee benefit plans		5,571			(81)		97
Net contribution from (distribution to) noncontrolling interests									(4)

BALANCE AT MARCH 31, 2015	2,900	850,920	$290	$1,017	$3,910	$8,445	$(2,780)	$(279)	$10

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
in millions	2015	2014
OPERATING ACTIVITIES
Net income (loss)	$235	$242
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for credit losses	35	4
Provision (credit) for losses on LIHTC guaranteed funds	—	(6)
Depreciation, amortization and accretion expense, net	50	52
Increase in cash surrender value of corporate-owned life insurance	(25)	(24)
Stock-based compensation expense	13	11
Deferred income taxes (benefit)	50	40
Proceeds from sales of loans held for sale	1,225	611
Originations of loans held for sale, net of repayments	(2,109)	(383)
Net losses (gains) on sales of loans held for sale	(20)	(15)
Net losses (gains) from principal investing	(29)	(24)
Net losses (gains) on leased equipment	(3)	(14)
Net decrease (increase) in trading account assets	(39)	(102)
Other operating activities, net	(485)	(236)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,102)	156
INVESTING ACTIVITIES
Net decrease (increase) in short-term investments, excluding acquisitions	891	2,668
Purchases of securities available for sale	(403)	(618)
Proceeds from prepayments and maturities of securities available for sale	724	650
Proceeds from prepayments and maturities of held-to-maturity securities	266	180
Purchases of held-to-maturity securities	(257)	(250)
Purchases of other investments	(13)	(17)
Proceeds from sales of other investments	32	122
Proceeds from prepayments and maturities of other investments	4	2
Net decrease (increase) in loans, excluding acquisitions, sales and transfers	(727)	(1,029)
Proceeds from sales of portfolio loans	47	21
Proceeds from corporate-owned life insurance	15	6
Purchases of premises, equipment, and software	(3)	(11)
Proceeds from sales of premises and equipment	—	1
Proceeds from sales of other real estate owned	6	5

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	582	1,730
FINANCING ACTIVITIES
Net increase (decrease) in deposits, excluding acquisitions	(376)	(1,996)
Net increase (decrease) in short-term borrowings	127	4
Net proceeds from issuance of long-term debt	1,000	78
Payments on long-term debt	(129)	(10)
Repurchase of common shares	(197)	(130)
Net proceeds from reissuance of common shares	9	15
Cash dividends paid	(61)	(55)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	373	(2,094)

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	(147)	(208)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	653	617

CASH AND DUE FROM BANKS AT END OF PERIOD	$506	$409

Additional disclosures relative to cash flows:
Interest paid	$89	$103
Income taxes paid (refunded)	19	10
Noncash items:
Reduction of secured borrowing and related collateral	$72	$6
Loans transferred to portfolio from held for sale	—	2
Loans transferred to held for sale from portfolio	10	5
Loans transferred to other real estate owned	7	3

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

References to our “2014 Form 10-K” refer to our Form 10-K for the year ended December 31, 2014, that has been filed with the U.S. Securities and Exchange Commission and is available on its website (www.sec.gov) or on our website (www.key.com/ir).

AICPA: American Institute of Certified Public Accountants.	Moody’s: Moody’s Investor Services, Inc.
ALCO: Asset/Liability Management Committee.	MSRs: Mortgage servicing rights.
ALLL: Allowance for loan and lease losses.	N/A: Not applicable.
A/LM: Asset/liability management.	NASDAQ: The NASDAQ Stock Market LLC.
AOCI: Accumulated other comprehensive income (loss).	N/M: Not meaningful.
APBO: Accumulated postretirement benefit obligation.	NOW: Negotiable Order of Withdrawal.
Austin: Austin Capital Management, Ltd.	NYSE: New York Stock Exchange.
BHCs: Bank holding companies.	OCC: Office of the Comptroller of the Currency.
CCAR: Comprehensive Capital Analysis and Review.	OCI: Other comprehensive income (loss).
CMBS: Commercial mortgage-backed securities.	OREO: Other real estate owned.
CMO: Collateralized mortgage obligation.	OTTI: Other-than-temporary impairment.
Common shares: KeyCorp common shares, $1 par value.	QSPE: Qualifying special purpose entity.
Dodd-Frank Act: Dodd-Frank Wall Street Reform and	PBO: Projected benefit obligation.
Consumer Protection Act of 2010.	PCI: Purchased credit impaired.
EPS: Earnings per share.	S&P: Standard and Poor’s Ratings Services, a Division of The
ERM: Enterprise risk management.	McGraw-Hill Companies, Inc.
EVE: Economic value of equity.	SEC: U.S. Securities & Exchange Commission.
FASB: Financial Accounting Standards Board.	Series A Preferred Stock: KeyCorp’s 7.750% Noncumulative
FDIC: Federal Deposit Insurance Corporation.	Perpetual Convertible Preferred Stock, Series A.
Federal Reserve: Board of Governors of the Federal Reserve	SIFIs: Systemically important financial institutions, including
System.	BHCs with total consolidated assets of at least $50 billion
FHLMC: Federal Home Loan Mortgage Corporation.	and nonbank financial companies designated by FSOC for
FSOC: Financial Stability Oversight Council.	supervision by the Federal Reserve.
GAAP: U.S. generally accepted accounting principles.	TDR: Troubled debt restructuring.
GNMA: Government National Mortgage Association.	TE: Taxable-equivalent.
ISDA: International Swaps and Derivatives Association.	U.S. Treasury: United States Department of the Treasury.
KAHC: Key Affordable Housing Corporation.	VaR: Value at risk.
KEF: Key Equipment Finance.	VEBA: Voluntary Employee Beneficiary Association.
KREEC: Key Real Estate Equity Capital, Inc.	Victory: Victory Capital Management and/or
LIBOR: London Interbank Offered Rate.	Victory Capital Advisors.
LIHTC: Low-income housing tax credit.	VIE: Variable interest entity.

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

We believe that the unaudited consolidated interim financial statements reflect all adjustments of a normal recurring nature and disclosures that are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our 2014 Form 10-K.

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

Accounting Guidance Adopted in 2015

Troubled debt restructurings. In August 2014, the FASB issued new accounting guidance that clarifies how to account for certain government-guaranteed mortgage loans upon foreclosure. This accounting guidance was effective for reporting periods beginning after December 15, 2014 (effective January 1, 2015, for us) and could be implemented using either a modified retrospective method or a prospective method. Early adoption was permitted. We elected to implement the new accounting guidance using a prospective approach. The adoption of this accounting guidance did not have a material effect on our financial condition or results of operations.

Transfers and servicing of financial assets. In June 2014, the FASB issued new accounting guidance that applies secured borrowing accounting to repurchase-to-maturity transactions and linked repurchase financings and expands disclosure requirements. This accounting guidance was effective for interim and annual reporting periods beginning after December 15, 2014 (effective January 1, 2015, for us) and was implemented using a cumulative-effect approach to transactions outstanding as of the effective date with no adjustment to prior periods. The disclosure for secured borrowings will be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015 (June 30, 2015, for us). Early adoption was not permitted. The adoption of this accounting guidance did not have a material effect on our financial condition or results of operations.

Discontinued operations. In April 2014, the FASB issued new accounting guidance that revises the criteria for determining when disposals should be reported as discontinued operations and modifies the disclosure requirements. This accounting guidance was effective prospectively for reporting periods beginning after December 15, 2014 (effective January 1, 2015, for us). Early adoption was permitted. The adoption of this accounting guidance did not have a material effect on our financial condition or results of operations.

Investments in qualified affordable housing projects. In January 2014, the FASB issued new accounting guidance that modifies the conditions that must be met to make an election to account for investments in qualified affordable housing projects using the proportional amortization method or the practical expedient method to the proportional amortization method. This accounting guidance was effective retrospectively for reporting periods beginning after December 15, 2014 (effective January 1, 2015, for us). Early adoption was permitted. We elected to amortize our LIHTCs under the practical expedient method to the proportional amortization method. As our LIHTCs were previously accounted for under the effective yield method and related amortization expense was previously classified as income taxes in our Consolidated Statements of Income, the adoption of this accounting guidance did not have a material effect on our financial condition or results of operations. We provide additional information regarding our LIHTCs in Note 9 (“Variable Interest Entities”).

Troubled debt restructurings. In January 2014, the FASB issued new accounting guidance that clarifies the definition of when an in substance repossession or foreclosure occurs for purposes of creditor reclassification of residential real estate collateralized consumer mortgage loans by derecognizing the loan and recognizing the collateral asset. This accounting guidance was effective for reporting periods beginning after December 15, 2014 (effective January 1, 2015, for us) and could be implemented using either a modified retrospective method or prospective method. Early adoption was permitted. We elected to implement the new accounting guidance using a prospective approach. The adoption of this accounting guidance did not have a material effect on our financial condition or results of operations. We provide the disclosure related to consumer residential mortgages required by this new accounting guidance in Note 4 (“Asset Quality”).

Accounting Guidance Pending Adoption at March 31, 2015

Cloud computing fees. In April 2015, the FASB issued new accounting guidance that clarifies a customer’s accounting for fees paid in a cloud computing arrangement. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This accounting guidance will be effective for interim and annual reporting periods beginning after December 15, 2015 (effective January 1, 2016, for us) and can be implemented using either a prospective method or a retrospective method. Early adoption is permitted. The adoption of this accounting guidance is not expected to have a material effect on our financial condition or results of operations.

Imputation of interest. In April 2015, the FASB issued new accounting guidance that requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This accounting guidance will be effective for interim and annual reporting periods beginning after December 15, 2015 (effective January 1, 2016, for us) and should be implemented using a retrospective method. Early adoption is permitted. The adoption of this accounting guidance is not expected to have a material effect on our financial condition or results of operations.

Consolidation. In February 2015, the FASB issued new accounting guidance that changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The new guidance amends the current accounting guidance to address limited partnerships and similar legal entities, certain investment funds, fees paid to a decision maker or service provider, and the impact of fee arrangements and related parties on the primary beneficiary determination. This accounting guidance will be effective for interim and annual reporting periods beginning after December 15, 2015 (effective January 1, 2016, for us) and should be implemented using a modified retrospective basis. Retrospective application to all relevant prior periods and early adoption is permitted. We are currently evaluating the impact that this accounting guidance may have on our financial condition or results of operations.

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

Revenue recognition. In May 2014, the FASB issued new accounting guidance that revises the criteria for determining when to recognize revenue from contracts with customers and expands disclosure requirements. This accounting guidance will be effective for interim and annual reporting periods beginning after December 15, 2017 (effective January 1, 2018, for us) and can be implemented using either a retrospective method or a cumulative-effect approach. Early adoption is not permitted. We have elected to implement this new accounting guidance using a cumulative-effect approach. Our preliminary analysis suggests that the adoption of this accounting guidance is not expected to have a material effect on our financial condition or results of operations. There are many aspects of this new accounting guidance that are still being interpreted, and therefore, the results of our materiality analysis may change based on the conclusions reached as to the application of the new guidance.

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

Our basic and diluted earnings per common share are calculated as follows:

	Three months ended March 31,
dollars in millions, except per share amounts	2015	2014
EARNINGS
Income (loss) from continuing operations	$230	$238
Less: Net income (loss) attributable to noncontrolling interests	2	—

Income (loss) from continuing operations attributable to Key	228	238
Less: Dividends on Series A Preferred Stock	6	6

Income (loss) from continuing operations attributable to Key common shareholders	222	232
Income (loss) from discontinued operations, net of taxes (a)	5	4

Net income (loss) attributable to Key common shareholders	$227	$236

WEIGHTED-AVERAGE COMMON SHARES
Weighted-average common shares outstanding (000)	848,580	884,727
Effect of convertible preferred stock	—	—
Effect of common share options and other stock awards	8,542	7,163

Weighted-average common shares and potential common shares outstanding (000) (b)	857,122	891,890

EARNINGS PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.26	$.26
Income (loss) from discontinued operations, net of taxes (a)	.01	—
Net income (loss) attributable to Key common shareholders (c)	.27	.27
Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$.26	$.26
Income (loss) from discontinued operations, net of taxes (a)	.01	—
Net income (loss) attributable to Key common shareholders — assuming dilution (c)	.26	.26

(a)	In April 2009, we decided to wind down the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers. In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. In February 2013, we decided to sell Victory to a private equity fund. As a result of these decisions, we have accounted for these businesses as discontinued operations. For further discussion regarding the income (loss) from discontinued operations, see Note 11 (“Acquisitions and Discontinued Operations”).
(b)	Assumes conversion of common share options and other stock awards and/or convertible preferred stock, as applicable.
(c)	EPS may not foot due to rounding.

3. Loans and Loans Held for Sale

Our loans by category are summarized as follows:

in millions	March 31, 2015	December 31, 2014	March 31, 2014
Commercial, financial and agricultural (a)	$28,783	$27,982	$26,224
Commercial real estate:
Commercial mortgage	8,162	8,047	7,877
Construction	1,142	1,100	1,007

Total commercial real estate loans	9,304	9,147	8,884
Commercial lease financing (b)	4,064	4,252	4,396

Total commercial loans	42,151	41,381	39,504
Residential — prime loans:
Real estate — residential mortgage	2,231	2,225	2,183
Home equity:
Key Community Bank	10,270	10,366	10,281
Other	253	267	315

Total home equity loans	10,523	10,633	10,596

Total residential — prime loans	12,754	12,858	12,779
Consumer other — Key Community Bank	1,547	1,560	1,436
Credit cards	727	754	698
Consumer other:
Marine	730	779	965
Other	44	49	63

Total consumer other	774	828	1,028

Total consumer loans	15,802	16,000	15,941

Total loans (c) (d)	$57,953	$57,381	$55,445

(a)	Loan balances include $87 million, $88 million, and $95 million of commercial credit card balances at March 31, 2015, December 31, 2014, and March 31, 2014, respectively.
(b)	Commercial lease financing includes receivables held as collateral for a secured borrowing of $230 million, $302 million, and $124 million at March 31, 2015, December 31, 2014, and March 31, 2014, respectively. Principal reductions are based on the cash payments received from these related receivables. Additional information pertaining to this secured borrowing is included in Note 18 (“Long-Term Debt”) beginning on page 202 of our 2014 Form 10-K.
(c)	At March 31, 2015, total loans include purchased loans of $130 million, of which $12 million were PCI loans. At December 31, 2014, total loans include purchased loans of $138 million, of which $13 million were PCI loans. At March 31, 2014, total loans include purchased loans of $159 million, of which $16 million were PCI loans.
(d)	Total loans exclude loans of $2.2 billion at March 31, 2015, $2.3 billion at December 31, 2014, and $4.4 billion at March 31, 2014, related to the discontinued operations of the education lending business.

Our loans held for sale are summarized as follows:

in millions	March 31, 2015	December 31, 2014	March 31, 2014
Commercial, financial and agricultural	$183	$63	$44
Real estate — commercial mortgage	1,408	638	333
Commercial lease financing	14	15	8
Real estate — residential mortgage	44	18	16

Total loans held for sale	$1,649	$734	$401

Our quarterly summary of changes in loans held for sale follows:

in millions	March 31, 2015	December 31, 2014	March 31, 2014
Balance at beginning of the period	$734	$784	$611
New originations	2,130	2,465	645
Transfers from (to) held to maturity, net	10	2	3
Loan sales	(1,204)	(2,516)	(596)
Loan draws (payments), net	(21)	(1)	(262)

Balance at end of period	$1,649	$734	$401

4. Asset Quality

We assess the credit quality of the loan portfolio by monitoring net credit losses, levels of nonperforming assets and delinquencies, and credit quality ratings as defined by management.

Our nonperforming assets and past due loans were as follows:

in millions	March 31, 2015	December 31, 2014	March 31, 2014
Total nonperforming loans (a), (b)	$437	$418	$449
Nonperforming loans held for sale	—	—	1
OREO (c)	20	18	12
Other nonperforming assets	—	—	7

Total nonperforming assets	$457	$436	$469

Nonperforming assets from discontinued operations—education lending (d)	$8	$11	$20

Restructured loans included in nonperforming loans	$141	$157	$178
Restructured loans with an allocated specific allowance (e)	70	82	51
Specifically allocated allowance for restructured loans (f)	39	34	32
Accruing loans past due 90 days or more	$111	$96	$89
Accruing loans past due 30 through 89 days	216	235	267

(a)	Loan balances exclude $12 million, $13 million, and $16 million of PCI loans at March 31, 2015, December 31, 2014, and March 31, 2014, respectively.
(b)	Includes carrying value of consumer residential mortgage loans in the process of foreclosure of approximately $119 million at March 31, 2015.
(c)	Includes carrying value of foreclosed residential real estate of approximately $17 million at March 31, 2015.
(d)	Restructured loans of approximately $18 million, $17 million, and $15 million are included in discontinued operations at March 31, 2015, December 31, 2014, and March 31, 2014, respectively. See Note 11 (“Acquisitions and Discontinued Operations”) for further discussion.
(e)	Included in individually impaired loans allocated a specific allowance.
(f)	Included in allowance for individually evaluated impaired loans.

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

At March 31, 2015, the outstanding unpaid principal balance and carrying value of all PCI loans was $19 million and $12 million, respectively. Changes in the accretable yield during the first quarter of 2015 included accretion and net reclassifications of less than $1 million, resulting in an ending balance of $5 million at March 31, 2015.

At March 31, 2015, the approximate carrying amount of our commercial nonperforming loans outstanding represented 79% of their original contractual amount, total nonperforming loans outstanding represented 81% of their original contractual amount owed, and nonperforming assets in total were carried at 81% of their original contractual amount.

At March 31, 2015, our 20 largest nonperforming loans totaled $123 million, representing 28% of total loans on nonperforming status. At March 31, 2014, our 20 largest nonperforming loans totaled $75 million, representing 17% of total loans on nonperforming status.

Nonperforming loans and loans held for sale reduced expected interest income by $4 million for the three months ended March 31, 2015, and $16 million for the year ended December 31, 2014.

The following tables set forth a further breakdown of individually impaired loans as of March 31, 2015, December 31, 2014, and March 31, 2014:

March 31, 2015 in millions	Recorded Investment (a)	Unpaid Principal Balance (b)	Specific Allowance	Average Recorded Investment
With no related allowance recorded:
Commercial, financial and agricultural	$20	$51	—	$13
Commercial real estate:
Commercial mortgage	14	19	—	14
Construction	7	7	—	6

Total commercial real estate loans	21	26	—	20

Total commercial loans	41	77	—	33

Real estate — residential mortgage	23	23	—	23
Home equity:
Key Community Bank	62	62	—	62
Other	1	2	—	1

Total home equity loans	63	64	—	63
Consumer other:
Marine	1	1	—	2

Total consumer other	1	1	—	2

Total consumer loans	87	88	—	88

Total loans with no related allowance recorded	128	165	—	121
With an allowance recorded:
Commercial, financial and agricultural	62	62	$20	50
Commercial real estate:
Commercial mortgage	6	7	2	6
Construction	—	—	—	1

Total commercial real estate loans	6	7	2	7

Total commercial loans	68	69	22	57

Real estate — residential mortgage	32	32	5	32
Home equity:
Key Community Bank	49	49	16	48
Other	11	11	2	11

Total home equity loans	60	60	18	59
Consumer other — Key Community Bank	3	3	—	3
Credit cards	4	4	—	4
Consumer other:
Marine	41	41	4	42
Other	2	2	—	2

Total consumer other	43	43	4	44

Total consumer loans	142	142	27	142

Total loans with an allowance recorded	210	211	49	199

Total	$338	$376	$49	$320

(a)	The Recorded Investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on our consolidated balance sheet.
(b)	The Unpaid Principal Balance represents the customer’s legal obligation to us.

December 31, 2014 in millions	Recorded Investment (a)	Unpaid Principal Balance (b)	Specific Allowance	Average Recorded Investment
With no related allowance recorded:
Commercial, financial and agricultural	$6	$17	—	$8
Commercial real estate:
Commercial mortgage	15	20	—	19
Construction	5	6	—	7

Total commercial real estate loans	20	26	—	26

Total commercial loans	26	43	—	34

Real estate — residential mortgage	24	24	—	30
Home equity:
Key Community Bank	62	63	—	63
Other	1	1	—	2

Total home equity loans	63	64	—	65
Consumer other:
Marine	2	2	—	2

Total consumer other	2	2	—	2

Total consumer loans	89	90	—	97

Total loans with no related allowance recorded	115	133	—	131
With an allowance recorded:
Commercial, financial and agricultural	37	37	$9	28
Commercial real estate:
Commercial mortgage	6	6	2	6
Construction	3	3	1	2

Total commercial real estate loans	9	9	3	8

Total commercial loans	46	46	12	36

Real estate — residential mortgage	31	31	5	25
Home equity:
Key Community Bank	46	46	16	43
Other	11	11	2	11

Total home equity loans	57	57	18	54
Consumer other — Key Community Bank	4	4	—	3
Credit cards	4	4	—	4
Consumer other:
Marine	43	43	5	45
Other	2	2	—	2

Total consumer other	45	45	5	47

Total consumer loans	141	141	28	133

Total loans with an allowance recorded	187	187	40	169

Total	$302	$320	$40	$300

(a)	The Recorded Investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on our consolidated balance sheet.
(b)	The Unpaid Principal Balance represents the customer’s legal obligation to us.

March 31, 2014 in millions	Recorded Investment (a)	Unpaid Principal Balance (b)	Specific Allowance	Average Recorded Investment
With no related allowance recorded:
Commercial, financial and agricultural	$33	$60	—	$33
Commercial real estate:
Commercial mortgage	23	28	—	22
Construction	7	17	—	27

Total commercial real estate loans	30	45	—	49

Total commercial loans	63	105	—	82

Real estate — residential mortgage	26	26	—	26
Home equity:
Key Community Bank	70	70	—	69
Other	2	2	—	2

Total home equity loans	72	72	—	71
Consumer other:
Marine	2	2	—	3

Total consumer other	2	2	—	3

Total consumer loans	100	100	—	100

Total loans with no related allowance recorded	163	205	—	182
With an allowance recorded:
Commercial, financial and agricultural	7	10	$2	12
Commercial real estate:
Commercial mortgage	2	2	1	4
Construction	—	—	—	1

Total commercial real estate loans	2	2	1	5

Total commercial loans	9	12	3	17

Real estate — residential mortgage	28	28	5	28
Home equity:
Key Community Bank	36	36	16	36
Other	11	11	2	11

Total home equity loans	47	47	18	47
Consumer other — Key Community Bank	3	3	—	3
Credit cards	4	4	1	4
Consumer other:
Marine	49	49	7	49
Other	1	1	—	1

Total consumer other	50	50	7	50

Total consumer loans	132	132	31	132

Total loans with an allowance recorded	141	144	34	149

Total	$304	$349	$34	$331

(a)	The Recorded Investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on our consolidated balance sheet.
(b)	The Unpaid Principal Balance represents the customer’s legal obligation to us.

For the three months ended March 31, 2015, and March 31, 2014, interest income recognized on the outstanding balances of accruing impaired loans totaled $1 million and $2 million, respectively.

At March 31, 2015, aggregate restructured loans (accrual and nonaccrual loans) totaled $268 million, compared to $270 million at December 31, 2014, and $294 million at March 31, 2014. We added $11 million in restructured loans during the first three months of 2015, which were offset by $13 million in payments and charge-offs.

A further breakdown of TDRs included in nonperforming loans by loan category as of March 31, 2015, follows:

March 31, 2015 dollars in millions	Number of loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
LOAN TYPE
Nonperforming:
Commercial, financial and agricultural	11	$25	$22
Commercial real estate:
Real estate — commercial mortgage	12	37	13

Total commercial real estate loans	12	37	13

Total commercial loans	23	62	35
Real estate — residential mortgage	383	22	22
Home equity:
Key Community Bank	1,071	76	70
Other	128	4	3

Total home equity loans	1,199	80	73
Consumer other — Key Community Bank	28	1	1
Credit cards	275	2	1
Consumer other:
Marine	117	8	8
Other	26	1	1

Total consumer other	143	9	9

Total consumer loans	2,028	114	106

Total nonperforming TDRs	2,051	176	141
Prior-year accruing (a)
Commercial, financial and agricultural	17	6	3
Commercial real estate:
Real estate — commercial mortgage	1	2	1

Total commercial real estate loans	1	2	1

Total commercial loans	18	8	4
Real estate — residential mortgage	454	34	34
Home equity:
Key Community Bank	803	47	41
Other	339	10	8

Total home equity loans	1,142	57	49
Consumer other — Key Community Bank	51	2	2
Credit cards	519	4	2
Consumer other:
Marine	429	60	35
Other	76	2	1

Total consumer other	505	62	36

Total consumer loans	2,671	159	123

Total prior-year accruing TDRs	2,689	167	127

Total TDRs	4,740	$343	$268

(a)	All TDRs that were restructured prior to January 1, 2015, and are fully accruing.

A further breakdown of TDRs included in nonperforming loans by loan category as of December 31, 2014, follows:

December 31, 2014 dollars in millions	Number of loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
LOAN TYPE
Nonperforming:
Commercial, financial and agricultural	14	$25	$23
Commercial real estate:
Real estate — commercial mortgage	10	38	13
Real estate — construction	1	5	—

Total commercial real estate loans	11	43	13

Total commercial loans	25	68	36
Real estate — residential mortgage	453	27	27
Home equity:
Key Community Bank	1,184	79	72
Other	158	4	4

Total home equity loans	1,342	83	76
Consumer other — Key Community Bank	37	2	1
Credit cards	290	2	2
Consumer other:
Marine	206	17	14
Other	38	1	1

Total consumer other	244	18	15

Total consumer loans	2,366	132	121

Total nonperforming TDRs	2,391	200	157
Prior-year accruing (a)
Commercial, financial and agricultural	20	6	3
Commercial real estate:
Real estate — commercial mortgage	1	2	1

Total commercial real estate loans	1	2	1

Total commercial loans	21	8	4
Real estate — residential mortgage	381	29	29
Home equity:
Key Community Bank	674	41	36
Other	310	9	8

Total home equity loans	984	50	44
Consumer other — Key Community Bank	45	2	2
Credit cards	514	4	2
Consumer other:
Marine	373	54	31
Other	67	2	1

Total consumer other	440	56	32

Total consumer loans	2,364	141	109

Total prior-year accruing TDRs	2,385	149	113

Total TDRs	4,776	$349	$270

(a)	All TDRs that were restructured prior to January 1, 2014, and are fully accruing.

A further breakdown of TDRs included in nonperforming loans by loan category as of March 31, 2014, follows:

		Pre-modification	Post-modification
		Outstanding	Outstanding
March 31, 2014	Number	Recorded	Recorded
dollars in millions	of loans	Investment	Investment
LOAN TYPE
Nonperforming:
Commercial, financial and agricultural	28	$58	$33
Commercial real estate:
Real estate — commercial mortgage	11	40	14
Real estate — construction	5	16	2

Total commercial real estate loans	16	56	16

Total commercial loans	44	114	49
Real estate — residential mortgage	687	42	42
Home equity:
Key Community Bank	1,190	73	69
Other	132	4	4

Total home equity loans	1,322	77	73
Consumer other — Key Community Bank	33	1	1
Credit cards	10	—	—
Consumer other:
Marine	210	14	12
Other	41	1	1

Total consumer other	251	15	13

Total consumer loans	2,303	135	129

Total nonperforming TDRs	2,347	249	178
Prior-year accruing (a)
Commercial, financial and agricultural	42	7	4
Commercial real estate:
Real estate — commercial mortgage	4	18	8

Total commercial real estate loans	4	18	8

Total commercial loans	46	25	12
Real estate — residential mortgage	111	12	12
Home equity:
Key Community Bank	708	40	37
Other	312	9	8

Total home equity loans	1,020	49	45
Consumer other — Key Community Bank	51	2	2
Credit cards	785	5	5
Consumer other:
Marine	430	62	39
Other	68	2	1

Total consumer other	498	64	40

Total consumer loans	2,465	132	104

Total prior-year accruing TDRs	2,511	157	116

Total TDRs	4,858	$406	$294

(a)	All TDRs that were restructured prior to January 1, 2014, and are fully accruing.

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

Commercial loan TDRs are considered defaulted when principal and interest payments are 90 days past due. Consumer loan TDRs are considered defaulted when principal and interest payments are more than 60 days past due. During the first three months of 2015, there were no significant commercial loan TDRs, and 89 consumer loan TDRs with a combined recorded investment of $4 million that experienced payment defaults from modifications resulting in TDR status during 2014. During the first three months of 2014, two commercial loan TDRs with a combined recorded investment of $11 million, and 157 consumer loan TDRs with a combined recorded investment of $4 million experienced payment defaults from modifications resulting in TDR status during 2013. As TDRs are individually evaluated for impairment under the specific reserve methodology, subsequent defaults do not generally have a significant additional impact on the ALLL.

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

	March 31,	December 31,	March 31,
in millions	2015	2014	2014
Commercial loans:
Interest rate reduction	$12	$13	$49
Forgiveness of principal	2	2	5
Other	25	25	7

Total	$39	$40	$61

Consumer loans:
Interest rate reduction	$140	$140	$142
Forgiveness of principal	4	4	5
Other	85	86	86

Total	$229	$230	$233

Total commercial and consumer TDRs (a)	$268	$270	$294
Total loans	57,953	57,381	55,445

(a)	Commitments outstanding to lend additional funds to borrowers whose loan terms have been modified in TDRs are $5 million, $5 million, and $2 million at March 31, 2015, December 31, 2014, and March 31, 2014, respectively.

Our policies for determining past due loans, placing loans on nonaccrual, applying payments on nonaccrual loans, and resuming accrual of interest for our commercial and consumer loan portfolios are disclosed in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Nonperforming Loans” beginning on page 116 of our 2014 Form 10-K.

At March 31, 2015, approximately $57.2 billion, or 98.7%, of our total loans were current. At March 31, 2015, total past due loans and nonperforming loans of $764 million represented approximately 1.3% of total loans.

The following aging analysis of past due and current loans as of March 31, 2015, December 31, 2014, and March 31, 2014, provides further information regarding Key’s credit exposure.

				90 and		Total Past
		30-59	60-89	Greater		Due and	Purchased
March 31, 2015		Days Past	Days Past	Days Past	Nonperforming	Nonperforming	Credit	Total
in millions	Current	Due	Due	Due	Loans	Loans	Impaired	Loans
LOAN TYPE
Commercial, financial and agricultural	$28,603	$36	$11	$35	$98	$180	—	$28,783
Commercial real estate:
Commercial mortgage	8,080	5	18	29	30	82	—	8,162
Construction	1,114	10	4	2	12	28	—	1,142

Total commercial real estate loans	9,194	15	22	31	42	110	—	9,304
Commercial lease financing	4,017	9	6	12	20	47	—	4,064

Total commercial loans	$41,814	$60	$39	$78	$160	$337	—	$42,151

Real estate — residential mortgage	$2,129	$12	$5	$2	$72	$91	$11	$2,231
Home equity:
Key Community Bank	10,012	39	23	13	182	257	1	10,270
Other	238	4	1	1	9	15	—	253

Total home equity loans	10,250	43	24	14	191	272	1	10,523
Consumer other — Key Community Bank	1,527	8	4	6	2	20	—	1,547
Credit cards	708	5	3	9	2	19	—	727
Consumer other:
Marine	707	8	4	2	9	23	—	730
Other	42	1	—	—	1	2	—	44

Total consumer other	749	9	4	2	10	25	—	774

Total consumer loans	$15,363	$77	$40	$33	$277	$427	$12	$15,802

Total loans	$57,177	$137	$79	$111	$437	$764	$12	$57,953

				90 and		Total Past
		30-59	60-89	Greater		Due and	Purchased
December 31, 2014		Days Past	Days Past	Days Past	Nonperforming	Nonperforming	Credit	Total
in millions	Current	Due	Due	Due	Loans	Loans	Impaired	Loans
LOAN TYPE
Commercial, financial and agricultural	$27,858	$19	$14	$32	$59	$124	—	$27,982
Commercial real estate:
Commercial mortgage	7,981	6	10	16	34	66	—	8,047
Construction	1,084	2	—	1	13	16	—	1,100

Total commercial real estate loans	9,065	8	10	17	47	82	—	9,147
Commercial lease financing	4,172	30	21	11	18	80	—	4,252

Total commercial loans	$41,095	$57	$45	$60	$124	$286	—	$41,381

Real estate — residential mortgage	$2,111	$12	$7	$4	$79	$102	$12	$2,225
Home equity:
Key Community Bank	10,098	46	22	14	185	267	1	10,366
Other	249	5	2	1	10	18	—	267

Total home equity loans	10,347	51	24	15	195	285	1	10,633
Consumer other — Key Community Bank	1,541	9	3	5	2	19	—	1,560
Credit cards	733	6	4	9	2	21	—	754
Consumer other:
Marine	746	11	5	2	15	33	—	779
Other	46	1	—	1	1	3	—	49

Total consumer other	792	12	5	3	16	36	—	828

Total consumer loans	$15,524	$90	$43	$36	$294	$463	$13	$16,000

Total loans	$56,619	$147	$88	$96	$418	$749	$13	$57,381

		30-59	60-89	90 and Greater		Total Past Due and	Purchased
March 31, 2014		Days Past	Days Past	Days Past	Nonperforming	Nonperforming	Credit	Total
in millions	Current	Due	Due	Due	Loans	Loans	Impaired	Loans
LOAN TYPE
Commercial, financial and agricultural	$26,071	$67	$8	$18	$60	$153	—	$26,224
Commercial real estate:
Commercial mortgage	7,806	9	7	17	37	70	$1	7,877
Construction	987	3	5	1	11	20	—	1,007

Total commercial real estate loans	8,793	12	12	18	48	90	1	8,884
Commercial lease financing	4,338	15	12	13	18	58	—	4,396

Total commercial loans	$39,202	$94	$32	$49	$126	$301	$1	$39,504

Real estate — residential mortgage	$2,043	$13	$6	$3	$105	$127	$13	$2,183
Home equity:
Key Community Bank	10,010	45	25	11	188	269	2	10,281
Other	296	5	2	1	11	19	—	315

Total home equity loans	10,306	50	27	12	199	288	2	10,596
Consumer other — Key Community Bank	1,415	8	5	6	2	21	—	1,436
Credit cards	671	7	4	15	1	27	—	698
Consumer other:
Marine	928	12	6	4	15	37	—	965
Other	59	2	1	—	1	4	—	63

Total consumer other	987	14	7	4	16	41	—	1,028

Total consumer loans	$15,422	$92	$49	$40	$323	$504	$15	$15,941

Total loans	$54,624	$186	$81	$89	$449	$805	$16	$55,445

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

Credit quality indicators for our commercial and consumer loan portfolios, excluding $12 million and $16 million of PCI loans at March 31, 2015, and March 31, 2014, respectively, based on bond rating, regulatory classification, and payment activity as of March 31, 2015, and March 31, 2014, are as follows:

Commercial Credit Exposure

Credit Risk Profile by Creditworthiness Category (a)

March 31,
in millions
	Commercial, financial and agricultural		RE — Commercial		RE — Construction		Commercial Lease		Total
RATING (b), (c)	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
AAA — AA	$286	$500	$6	$1	$1	$1	$535	$805	$828	$1,307
A	1,267	1,010	2	57	—	1	516	448	1,785	1,516
BBB — BB	25,684	23,361	7,604	7,267	992	826	2,842	2,964	37,122	34,418
B	648	551	325	337	127	84	104	101	1,204	1,073
CCC — C	898	802	225	214	22	95	67	78	1,212	1,189

Total	$28,783	$26,224	$8,162	$7,876	$1,142	$1,007	$4,064	$4,396	$42,151	$39,503

(a)	Credit quality indicators are updated on an ongoing basis and reflect credit quality information as of the dates indicated.
(b)	Our bond rating to internal loan grade conversion system is as follows: AAA - AA = 1, A = 2, BBB - BB = 3 - 13, B = 14 - 16, and CCC - C = 17 - 20.
(c)	Our internal loan grade to regulatory-defined classification is as follows: Pass = 1-16, Special Mention = 17, Substandard = 18, Doubtful = 19, and Loss = 20.

Consumer Credit Exposure

Credit Risk Profile by Regulatory Classifications (a), (b)

March 31,
in millions
	Residential — Prime
GRADE	2015	2014
Pass	$12,463	$12,445
Substandard	279	319

Total	$12,742	$12,764

Credit Risk Profile Based on Payment Activity (a)

March 31,	Consumer — Key Community Bank		Credit cards		Consumer — Marine		Consumer — Other		Total
in millions	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Performing	$1,545	$1,434	$725	$697	$721	$950	$43	$62	$3,034	$3,143
Nonperforming	2	2	2	1	9	15	1	1	14	19

Total	$1,547	$1,436	$727	$698	$730	$965	$44	$63	$3,048	$3,162

(a)	Credit quality indicators are updated on an ongoing basis and reflect credit quality information as of the dates indicated.
(b)	Our past due payment activity to regulatory classification conversion is as follows: pass = less than 90 days; and substandard = 90 days and greater plus nonperforming loans.

We determine the appropriate level of the ALLL on at least a quarterly basis. The methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” beginning on page 117 of our 2014 Form 10-K. We apply expected loss rates to existing loans with similar risk characteristics as noted in the credit quality indicator table above and exercise judgment to assess the impact of factors such as changes in economic conditions, changes in credit policies or underwriting standards, and changes in the level of credit risk associated with specific industries and markets.

For all commercial and consumer loan TDRs, regardless of size, as well as impaired commercial loans with an outstanding balance of $2.5 million or greater, we conduct further analysis to determine the probable loss content and assign a specific allowance to the loan if deemed appropriate. We estimate the extent of the individual impairment for commercial loans and TDRs by comparing the recorded investment of the loan with the estimated present value of its future cash flows, the fair value of its underlying collateral, or the loan’s observable market price. Secured consumer loan TDRs that are discharged through Chapter 7 bankruptcy and not formally re-affirmed are adjusted to reflect the fair value of the underlying collateral, less costs to sell. Non-Chapter 7 consumer loan TDRs are combined in homogenous pools and assigned a specific allocation based on the estimated present value of future cash flows using the loan’s effective interest rate. A specific allowance also may be assigned — even when sources of repayment appear sufficient — if we remain uncertain about whether the loan will be repaid in full. On at least a quarterly basis, we evaluate the appropriateness of our loss estimation methods to reduce differences between estimated incurred losses and actual losses. The ALLL at March 31, 2015, represents our best estimate of the probable credit losses inherent in the loan portfolio at that date.

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

At March 31, 2015, the ALLL was $794 million, or 1.37% of loans, compared to $834 million, or 1.50% of loans, at March 31, 2014. At March 31, 2015, the ALLL was 181.7% of nonperforming loans, compared to 185.7% at March 31, 2014.

A summary of the changes in the ALLL for the periods indicated is presented in the table below:

	Three months ended March 31,
in millions	2015	2014
Balance at beginning of period — continuing operations	$794	$848
Charge-offs	(47)	(57)
Recoveries	19	37

Net loans and leases charged off	(28)	(20)
Provision for loan and lease losses from continuing operations	29	6
Foreign currency translation adjustment	(1)	—

Balance at end of period — continuing operations	$794	$834

The changes in the ALLL by loan category for the periods indicated are as follows:

	December 31,				March 31,
in millions	2014	Provision	Charge-offs	Recoveries	2015
Commercial, financial and agricultural	$391	$21	$(12)	$5	$405
Real estate — commercial mortgage	148	—	(2)	2	148
Real estate — construction	28	1	(1)	—	28
Commercial lease financing	56	(3)	(2)	4	55

Total commercial loans	623	19	(17)	11	636
Real estate — residential mortgage	23	—	(2)	—	21
Home equity:
Key Community Bank	66	(3)	(7)	2	58
Other	5	—	(1)	1	5

Total home equity loans	71	(3)	(8)	3	63
Consumer other — Key Community Bank	22	3	(6)	2	21
Credit cards	33	7	(8)	—	32
Consumer other:
Marine	21	1	(5)	3	20
Other	1	1	(1)	—	1

Total consumer other:	22	2	(6)	3	21

Total consumer loans	171	9	(30)	8	158

Total ALLL — continuing operations	794	28 (a)	(47)	19	794
Discontinued operations	29	2	(10)	4	25

Total ALLL — including discontinued operations	$823	$30	$(57)	$23	$819

(a)	Includes $1 million of foreign currency translation adjustment. Excludes provision for losses on lending-related commitments of $6 million.

	December 31,				March 31,
in millions	2013	Provision	Charge-offs	Recoveries	2014
Commercial, financial and agricultural	$362	$13	$(12)	$10	$373
Real estate — commercial mortgage	165	(3)	(2)	1	161
Real estate — construction	32	(7)	(2)	14	37
Commercial lease financing	62	1	(3)	2	62

Total commercial loans	621	4	(19)	27	633
Real estate — residential mortgage	37	(8)	(3)	1	27
Home equity:
Key Community Bank	84	3	(10)	3	80
Other	11	2	(3)	1	11

Total home equity loans	95	5	(13)	4	91
Consumer other — Key Community Bank	29	2	(8)	2	25
Credit cards	34	4	(6)	—	32
Consumer other:
Marine	29	(2)	(7)	3	23
Other	3	1	(1)	—	3

Total consumer other:	32	(1)	(8)	3	26

Total consumer loans	227	2	(38)	10	201

Total ALLL — continuing operations	848	6 (a)	(57)	37	834
Discontinued operations	39	4	(13)	4	34

Total ALLL — including discontinued operations	$887	$10	$(70)	$41	$868

(a)	Excludes credit for losses on lending-related commitments of $2 million.

Our ALLL from continuing operations decreased by $40 million, or 4.8%, from the first quarter of 2014 primarily because of the improvement in the credit quality of our loan portfolios. The quality of new loan originations as well as decreasing levels of classified and nonperforming loans also resulted in a reduction in our general allowance. Our general allowance applies expected loss rates to our existing loans with similar risk characteristics as well as any adjustments to reflect our current assessment of qualitative factors such as changes in economic conditions, underwriting standards, and concentrations of credit. Our delinquency trends declined during 2014 and into 2015 due to continued improved credit quality, solid loan growth, relatively stable economic conditions, and continued run-off in our exit loan portfolio, reflecting our effort to maintain a moderate enterprise risk tolerance.

For continuing operations, the loans outstanding individually evaluated for impairment totaled $338 million, with a corresponding allowance of $49 million at March 31, 2015. Loans outstanding collectively evaluated for impairment totaled $57.6 billion, with a corresponding allowance of $744 million at March 31, 2015. At March 31, 2015, PCI loans evaluated for impairment totaled $12 million, with a corresponding allowance of $1 million. There was no provision for loan and lease losses on these PCI loans during the quarter ended March 31, 2015. At March 31, 2014, the loans outstanding individually evaluated for impairment totaled $304 million, with a corresponding allowance of $34 million. Loans outstanding collectively evaluated for impairment totaled $55.1 billion, with a corresponding allowance of $799 million at March 31, 2014. At March 31, 2014, PCI loans evaluated for impairment totaled $16 million, with a corresponding allowance of $1 million. There was no provision for loan and lease losses on these PCI loans during the quarter ended March 31, 2014.

A breakdown of the individual and collective ALLL and the corresponding loan balances as of March 31, 2015, follows:

	Allowance			Outstanding
March 31, 2015 in millions	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired	Loans		Individually Evaluated for Impairment	Collectively Evaluated for Impairment		Purchased Credit Impaired
Commercial, financial and agricultural	$20	$385	—	$28,783		$82	$28,701		—
Commercial real estate:
Commercial mortgage	2	146	—	8,162		20	8,142		—
Construction	—	28	—	1,142		7	1,135		—

Total commercial real estate loans	2	174	—	9,304		27	9,277		—
Commercial lease financing	—	55	—	4,064		—	4,064		—

Total commercial loans	22	614	—	42,151		109	42,042		—
Real estate — residential mortgage	5	15	$1	2,231		55	2,165		$11
Home equity:
Key Community Bank	16	42	—	10,270		111	10,158		1
Other	2	3	—	253		12	241		—

Total home equity loans	18	45	—	10,523		123	10,399		1
Consumer other — Key Community Bank	—	21	—	1,547		3	1,544		—
Credit cards	—	32	—	727		4	723		—
Consumer other:
Marine	4	16	—	730		42	688		—
Other	—	1	—	44		2	42		—

Total consumer other	4	17	—	774		44	730		—

Total consumer loans	27	130	1	15,802		229	15,561		12

Total ALLL — continuing operations	49	744	1	57,953		338	57,603		12
Discontinued operations	1	24	—	2,219	(a)	18	2,201	(a)	—

Total ALLL — including discontinued operations	$50	$768	$1	$60,172		$356	$59,804		$12

(a)	Amount includes $187 million of portfolio loans carried at fair value that are excluded from ALLL consideration.

A breakdown of the individual and collective ALLL and the corresponding loan balances as of December 31, 2014, follows:

	Allowance			Outstanding
December 31, 2014 in millions	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired	Loans		Individually Evaluated for Impairment	Collectively Evaluated for Impairment		Purchased Credit Impaired
Commercial, financial and agricultural	$9	$382	—	$27,982		$43	$27,939		—
Commercial real estate:
Commercial mortgage	2	146	—	8,047		21	8,025		$1
Construction	1	27	—	1,100		8	1,092		—

Total commercial real estate loans	3	173	—	9,147		29	9,117		1
Commercial lease financing	—	56	—	4,252		—	4,252		—

Total commercial loans	12	611	—	41,381		72	41,308		1
Real estate — residential mortgage	5	17	$1	2,225		55	2,159		11
Home equity:
Key Community Bank	16	50	—	10,366		108	10,257		1
Other	2	3	—	267		12	255		—

Total home equity loans	18	53	—	10,633		120	10,512		1
Consumer other — Key Community Bank	—	22	—	1,560		4	1,556		—
Credit cards	—	33	—	754		4	750		—
Consumer other:
Marine	5	16	—	779		45	734		—
Other	—	1	—	49		2	47		—

Total consumer other	5	17	—	828		47	781		—

Total consumer loans	28	142	1	16,000		230	15,758		12

Total ALLL — continuing operations	40	753	1	57,381		302	57,066		13
Discontinued operations	1	28	—	2,295	(a)	17	2,278	(a)	—

Total ALLL — including discontinued operations	$41	$781	$1	$59,676		$319	$59,344		$13

(a)	Amount includes $191 million of loans carried at fair value that are excluded from ALLL consideration.

A breakdown of the individual and collective ALLL and the corresponding loan balances as of March 31, 2014, follows:

	Allowance			Outstanding
March 31, 2014 in millions	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired	Loans		Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired
Commercial, financial and agricultural	$2	$371	—	$26,224		$40	$26,184	—
Commercial real estate:
Commercial mortgage	1	160	—	7,877		25	7,851	$1
Construction	—	37	—	1,007		6	1,001	—

Total commercial real estate loans	1	197	—	8,884		31	8,852	1
Commercial lease financing	—	62	—	4,396		—	4,396	—

Total commercial loans	3	630	—	39,504		71	39,432	1
Real estate — residential mortgage	4	22	$1	2,183		54	2,116	13
Home equity:
Key Community Bank	16	64	—	10,281		105	10,174	2
Other	2	9	—	315		13	302	—

Total home equity loans	18	73	—	10,596		118	10,476	2
Consumer other — Key Community Bank	—	25	—	1,436		4	1,432	—
Credit cards	1	31	—	698		4	694	—
Consumer other:
Marine	7	16	—	965		52	913	—
Other	1	2	—	63		1	62	—

Total consumer other	8	18	—	1,028		53	975	—

Total consumer loans	31	169	1	15,941		233	15,693	15

Total ALLL — continuing operations	34	799	1	55,445		304	55,125	16
Discontinued operations	1	33	—	4,382	(a)	15	4,367	—

Total ALLL — including discontinued operations	$35	$832	$1	$59,827		$319	$59,492	$16

(a)	Amount includes $2.0 billion of loans carried at fair value that are excluded from ALLL consideration.

The liability for credit losses inherent in lending-related unfunded commitments, such as letters of credit and unfunded loan commitments, is included in “accrued expense and other liabilities” on the balance sheet. We establish the amount of this reserve by considering both historical trends and current market conditions quarterly, or more often if deemed necessary. Our liability for credit losses on lending-related commitments is $41 million at March 31, 2015. When combined with our ALLL, our total allowance for credit losses represented 1.44% of loans at March 31, 2015, compared to 1.57% at March 31, 2014.

Changes in the liability for credit losses on unfunded lending-related commitments are summarized as follows:

	Three months ended March 31,
in millions	2015	2014
Balance at beginning of period	$35	$37
Provision (credit) for losses on lending-related commitments	6	(2)

Balance at end of period	$41	$35

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

We recognize transfers between levels of the fair value hierarchy at the end of the reporting period. Quarterly, we review any changes to our valuation methodologies to ensure they are appropriate and justified, and refine our valuation methodologies if more market-based data becomes available. The Fair Value Committee, which is governed by ALCO, oversees the valuation process for all lines of business and support areas, as applicable. Various Working Groups that report to the Fair Value Committee analyze and approve the underlying assumptions and valuation adjustments. Changes in valuation methodologies for Level 1 and Level 2 instruments are presented to the Accounting Policy group for approval. Changes in valuation methodologies for Level 3 instruments are presented to the Fair Value Committee for approval. The Working Groups are discussed in more detail in the qualitative disclosures within this note and in Note 11 (“Acquisitions and Discontinued Operations”). Formal documentation of the fair valuation methodologies is prepared by the lines of business and support areas as appropriate. The documentation details the asset or liability class and related general ledger accounts, valuation techniques, fair value hierarchy level, market participants, accounting methods, valuation methodology, group responsible for valuations, and valuation inputs.

Additional information regarding our accounting policies for determining fair value is provided in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Fair Value Measurements” beginning on page 118 of our 2014 Form 10-K.

Qualitative Disclosures of Valuation Techniques

Loans. Most loans recorded as trading account assets are valued based on market spreads for similar assets since they are actively traded. Therefore, these loans are classified as Level 2 because the fair value recorded is based on observable market data for similar assets.

Securities (trading and available for sale). We own several types of securities, requiring a range of valuation methods:

•	Securities are classified as Level 1 when quoted market prices are available in an active market for the identical securities. Level 1 instruments include exchange-traded equity securities.

•	Securities are classified as Level 2 if quoted prices for identical securities are not available, and fair value is determined using pricing models (either by a third-party pricing service or internally) or quoted prices of similar securities. These instruments include municipal bonds; bonds backed by the U.S. government; corporate bonds; certain mortgage-backed securities; securities issued by the U.S. Treasury; money markets; and certain agency and corporate CMOs. Inputs to the pricing models include: standard inputs, such as yields, benchmark securities, bids, and offers; actual trade data (i.e., spreads, credit ratings, and interest rates) for comparable assets; spread tables; matrices; high-grade scales; and option-adjusted spreads.

•	Securities are classified as Level 3 when there is limited activity in the market for a particular instrument. To determine fair value in such cases, depending on the complexity of the valuations required, we use internal models based on certain assumptions or a third-party valuation service. At March 31, 2015, our Level 3 instruments consist of a convertible preferred security. Our Strategy group is responsible for reviewing the valuation model and determining the fair value of this investment on a quarterly basis. The security is valued using a cash flow analysis of the associated private company issuer. The valuation of the security is negatively impacted by a projected net loss of the associated private company and positively impacted by a projected net gain.

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

Consistent with accounting guidance, indirect investments are valued using a methodology that allows the use of statements from the investment manager to calculate net asset value per share. A primary input used in estimating fair value is the most recent value of the capital accounts as reported by the general partners of the funds in which we invest. The calculation to determine the investment’s fair value is based on our percentage ownership in the fund multiplied by the net asset value of the fund, as provided by the fund manager. Under the requirements of the Volcker Rule, we will be required to dispose of some or all of our indirect investments. As of March 31, 2015, management has not committed to a plan to sell these investments. Therefore, these investments continue to be valued using the net asset value per share methodology. For more information about the Volcker Rule, see the discussion under the heading “Other Regulatory Developments under the Dodd-Frank Act – ‘Volcker Rule’” in the section entitled “Supervision and Regulation” beginning on page 16 of our 2014 Form 10-K.

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

The following table presents the fair value of our indirect investments and related unfunded commitments at March 31, 2015. We did not provide any financial support to investees related to our direct and indirect investments for the three months ended March 31, 2015, and March 31, 2014.

March 31, 2015		Unfunded
in millions	Fair Value	Commitments
INVESTMENT TYPE
Indirect investments
Passive funds (a)	$9	$1
Co-managed funds (b)	—	—

Total	$9	$1

(a)	We invest in passive funds, which are multi-investor private equity funds. These investments can never be redeemed. Instead, distributions are received through the liquidation of the underlying investments in the funds. Some funds have no restrictions on sale, while others require investors to remain in the fund until maturity. The funds will be liquidated over a period of one to four years. The purpose of KREEC’s funding is to allow funds to make additional investments and keep a certain market value threshold in the funds. KREEC is obligated to provide financial support, as all investors are required, to fund based on their ownership percentage, as noted in the Limited Partnership Agreements.
(b)	We are a manager or co-manager of these funds, which have been written down to zero. These investments can never be redeemed. Instead, distributions are received through the liquidation of the underlying investments in the funds. In addition, we receive management fees. We can sell or transfer our interest in any of these funds with the written consent of a majority of the fund’s investors. In one instance, the other co-manager of the fund must consent to the sale or transfer of our interest in the fund. The funds will mature over a period of one to two years. The purpose of KREEC’s funding is to allow funds to make additional investments and keep a certain market value threshold in the funds. KREEC is obligated to provide financial support, as all investors are required, to fund based on their ownership percentage, as noted in the Limited Partnership Agreements.

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

Our indirect investments are classified as Level 3 assets since our significant inputs are not observable in the marketplace. Indirect investments include primary and secondary investments in private equity funds engaged mainly in venture- and growth-oriented investing. These investments do not have readily determinable fair values. Indirect investments are valued using a methodology that is consistent with accounting guidance that allows us to estimate fair value based upon net asset value per share (or its equivalent, such as member units or an ownership interest in partners’ capital to which a proportionate share of net assets is attributed). The significant unobservable input used in estimating fair value is primarily the most recent value of the capital accounts as reported by the general partners of the funds in which we invest. Under the requirements of the Volcker Rule, we will be required to dispose of some or all of our indirect investments. As of March 31, 2015, management has not committed to a plan to sell these investments. Therefore, these investments continue to be valued using the net asset value per share methodology.

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

The following table presents the fair value of our direct and indirect principal investments and related unfunded commitments at March 31, 2015, as well as financial support provided for the three months ended March 31, 2015, and March 31, 2014:

			Financial support provided
			Three months ended March 31,
	March 31, 2015		2015		2014
in millions	Fair Value	Unfunded Commitments	Funded Commitments	Funded Other	Funded Commitments	Funded Other
INVESTMENT TYPE
Direct investments (a)	$74	—	—	$1	—	$1
Indirect investments (b)	301	$57	$2	—	$2	—

Total	$375	$57	$2	$1	$2	$1

(a)	Our direct investments consist of equity and debt investments directly in independent business enterprises. Operations of the business enterprises are handled by management of the portfolio company. The purpose of funding these enterprises is to provide financial support for business development and acquisition strategies. We infuse equity capital based on an initial contractual cash contribution and later from additional requests on behalf of the companies’ management.
(b)	Our indirect investments consist of buyout funds, venture capital funds, and fund of funds. These investments are generally not redeemable. Instead, distributions are received through the liquidation of the underlying investments of the fund. An investment in any one of these funds typically can be sold only with the approval of the fund’s general partners. We estimate that the underlying investments of the funds will be liquidated over a period of one to nine years. The purpose of funding our capital commitments to these investments is to allow the funds to make additional follow-on investments and pay fund expenses until the fund dissolves. We, and all other investors in the fund, are obligated to fund the full amount of our respective capital commitments to the fund based on our and their respective ownership percentages, as noted in the applicable Limited Partnership Agreement.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are measured at fair value on a recurring basis in accordance with GAAP. The following tables present these assets and liabilities at March 31, 2015, December 31, 2014, and March 31, 2014.

March 31, 2015
in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Trading account assets:
U.S. Treasury, agencies and corporations	—	$668	—	$668
States and political subdivisions	—	35	—	35
Collateralized mortgage obligations	—	—	—	—
Other mortgage-backed securities	—	51	—	51
Other securities	$5	25	—	30

Total trading account securities	5	779	—	784
Commercial loans	—	5	—	5

Total trading account assets	5	784	—	789
Securities available for sale:
States and political subdivisions	—	22	—	22
Collateralized mortgage obligations	—	11,163	—	11,163
Other mortgage-backed securities	—	1,902	—	1,902
Other securities	23	—	$10	33

Total securities available for sale	23	13,087	10	13,120
Other investments:
Principal investments:
Direct	1	—	73	74
Indirect	—	—	301	301

Total principal investments	1	—	374	375
Equity and mezzanine investments:
Direct	—	—	—	—
Indirect	—	—	9	9

Total equity and mezzanine investments	—	—	9	9

Total other investments	1	—	383	384
Derivative assets:
Interest rate	—	1,034	10	1,044
Foreign exchange	164	8	—	172
Commodity	—	581	—	581
Credit	—	2	3	5

Derivative assets	164	1,625	13	1,802
Netting adjustments (a)	—	—	—	(1,071)

Total derivative assets	164	1,625	13	731
Accrued income and other assets	—	2	—	2

Total assets on a recurring basis at fair value	$193	$15,498	$406	$15,026

LIABILITIES MEASURED ON A RECURRING BASIS
Bank notes and other short-term borrowings:
Short positions	—	$607	—	$607
Derivative liabilities:
Interest rate	—	692	—	692
Foreign exchange	$138	9	—	147
Commodity	—	567	—	567
Credit	—	6	$1	7

Derivative liabilities	138	1,274	1	1,413
Netting adjustments (a)	—	—	—	(588)

Total derivative liabilities	138	1,274	1	825
Accrued expense and other liabilities	—	2	—	2

Total liabilities on a recurring basis at fair value	$138	$1,883	$1	$1,434

(a)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Total derivative assets and liabilities include these netting adjustments.

December 31, 2014
in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Trading account assets:
U.S. Treasury, agencies and corporations	—	$555	—	$555
States and political subdivisions	—	38	—	38
Collateralized mortgage obligations	—	—	—	—
Other mortgage-backed securities	—	124	—	124
Other securities	$2	29	—	31

Total trading account securities	2	746	—	748
Commercial loans	—	2	—	2

Total trading account assets	2	748	—	750
Securities available for sale:
States and political subdivisions	—	23	—	23
Collateralized mortgage obligations	—	11,270	—	11,270
Other mortgage-backed securities	—	2,035	—	2,035
Other securities	22	—	$10	32

Total securities available for sale	22	13,328	10	13,360
Other investments:
Principal investments:
Direct	2	—	102	104
Indirect	—	—	302	302

Total principal investments	2	—	404	406
Equity and mezzanine investments:
Direct	—	—	—	—
Indirect	—	—	10	10

Total equity and mezzanine investments	—	—	10	10

Total other investments	2	—	414	416
Derivative assets:
Interest rate	—	924	13	937
Foreign exchange	91	2	—	93
Commodity	—	608	—	608
Credit	—	2	3	5

Derivative assets	91	1,536	16	1,643
Netting adjustments (a)	—	—	—	(1,034)

Total derivative assets	91	1,536	16	609
Accrued income and other assets	—	—	—	—

Total assets on a recurring basis at fair value	$117	$15,612	$440	$15,135

LIABILITIES MEASURED ON A RECURRING BASIS
Bank notes and other short-term borrowings:
Short positions	—	$423	—	$423
Derivative liabilities:
Interest rate	—	644	—	644
Foreign exchange	$77	4	—	81
Commodity	—	594	—	594
Credit	—	6	$1	7

Derivative liabilities	77	1,248	1	1,326
Netting adjustments (a)	—	—	—	(542)

Total derivative liabilities	77	1,248	1	784
Accrued expense and other liabilities	—	—	—	—

Total liabilities on a recurring basis at fair value	$77	$1,671	$1	$1,207

(a)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Total derivative assets and liabilities include these netting adjustments.

March 31, 2014
in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Trading account assets:
U.S. Treasury, agencies and corporations	—	$533	—	$533
States and political subdivisions	—	46	—	46
Collateralized mortgage obligations	—	9	—	9
Other mortgage-backed securities	—	199	—	199
Other securities	$4	47	—	51

Total trading account securities	4	834	—	838
Commercial loans	—	2	—	2

Total trading account assets	4	836	—	840
Securities available for sale:
States and political subdivisions	—	37	—	37
Collateralized mortgage obligations	—	10,469	—	10,469
Other mortgage-backed securities	—	1,832	—	1,832
Other securities	21	—	—	21

Total securities available for sale	21	12,338	—	12,359
Other investments:
Principal investments:
Direct	—	—	$141	141
Indirect	—	—	403	403

Total principal investments	—	—	544	544
Equity and mezzanine investments:
Direct	—	—	—	—
Indirect	—	—	20	20

Total equity and mezzanine investments	—	—	20	20

Total other investments	—	—	564	564
Derivative assets:
Interest rate	—	943	22	965
Foreign exchange	51	9	—	60
Commodity	—	110	—	110
Credit	—	1	4	5

Derivative assets	51	1,063	26	1,140
Netting adjustments (a)	—	—	—	(713)

Total derivative assets	51	1,063	26	427
Accrued income and other assets	—	—	—	—

Total assets on a recurring basis at fair value	$76	$14,237	$590	$14,190

LIABILITIES MEASURED ON A RECURRING BASIS
Bank notes and other short-term borrowings:
Short positions	$3	$460	—	$463
Derivative liabilities:
Interest rate	—	687	—	687
Foreign exchange	43	9	—	52
Commodity	—	105	—	105
Credit	—	11	$1	12

Derivative liabilities	43	812	1	856
Netting adjustments (a)	—	—	—	(448)

Total derivative liabilities	43	812	1	408
Accrued expense and other liabilities	—	—	—	—

Total liabilities on a recurring basis at fair value	$46	$1,272	$1	$871

(a)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Total derivative assets and liabilities include these netting adjustments.

Changes in Level 3 Fair Value Measurements

The following table shows the change in the fair values of our Level 3 financial instruments for the three months ended March 31, 2015, and March 31, 2014. We mitigate the credit risk, interest rate risk, and risk of loss related to many of these Level 3 instruments by using securities and derivative positions classified as Level 1 or Level 2. Level 1 and Level 2 instruments are not included in the following table. Therefore, the gains or losses shown do not include the impact of our risk management activities.

in millions	Beginning of Period Balance	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers into Level 3 (d)		Transfers out of Level 3 (d)		End of Period Balance (f)	Unrealized Gains (Losses) Included in Earnings
March 31, 2015
Securities available for sale
Other securities	$10	—		—	—	—	—		—		$10	—
Other investments
Principal investments
Direct	102	$13	(b)	$1	$(43)	—	—		—		73	$—
Indirect	302	17	(b)	1	(19)	—	—		—		301	(8	) (b)
Equity and mezzanine investments
Direct	—	2	(b)	—	(2)	—	—		—		—	2	(b)
Indirect	10	(1	) (b)	—	—	—	—		—		9	(1	) (b)
Derivative instruments (a)
Interest rate	13	2	(c)	—	—	—	—		$(5	) (e)	10	—
Commodity	—	—		—	—	—	—		—		—	—
Credit	2	(3	) (c)	—	—	$3	—		—		2	—

in millions	Beginning of Period Balance	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers into Level 3 (d)		Transfers out of Level 3 (d)		End of Period Balance (f)	Unrealized Gains (Losses) Included in Earnings
March 31, 2014
Other investments
Principal investments
Direct	$141	$4	(b)	—	$(4)	—	—		—		$141	$6	(b)
Indirect	413	20	(b)	$1	(31)	—	—		—		403	9	(b)
Equity and mezzanine investments
Direct	—	—		—	—	—	—		—		—	—
Indirect	23	(1	) (b)	—	(2)		—		—		20	(1	) (b)
Derivative instruments (a)
Interest rate	25	1	(c)	2	(1)	—	$3	(e)	$(8	) (e)	22	—
Commodity	—	—		—	—	—	—		—		—	—
Credit	3	(2	) (c)	—	—	$2	—		—		3	—

(a)	Amounts represent Level 3 derivative assets less Level 3 derivative liabilities.
(b)	Realized and unrealized gains and losses on principal investments are reported in “net gains (losses) from principal investing” on the income statement. Realized and unrealized losses on private equity and mezzanine investments are reported in “other income” on the income statement.
(c)	Realized and unrealized gains and losses on derivative instruments are reported in “corporate services income” and “other income” on the income statement.
(d)	Our policy is to recognize transfers into and transfers out of Level 3 as of the end of the reporting period.
(e)	Certain derivatives previously classified as Level 2 were transferred to Level 3 because Level 3 unobservable inputs became significant. Certain derivatives previously classified as Level 3 were transferred to Level 2 because Level 3 unobservable inputs became less significant.
(f)	There were no issuances for the three-month periods ended March 31, 2015, and March 31, 2014.

Assets Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in accordance with GAAP. The adjustments to fair value generally result from the application of accounting guidance that requires assets and liabilities to be recorded at the lower of cost or fair value, or assessed for impairment. The following table presents our assets measured at fair value on a nonrecurring basis at March 31, 2015, December 31, 2014, and March 31, 2014:

	March 31, 2015
in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A NONRECURRING BASIS
Impaired loans	—	—	$15	$15
Loans held for sale (a)	—	—	—	—
Accrued income and other assets	—	—	18	18

Total assets on a nonrecurring basis at fair value	—	—	$33	$33

	December 31, 2014
in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A NONRECURRING BASIS
Impaired loans	—	—	$5	$5
Loans held for sale (a)	—	—	—	—
Accrued income and other assets	—	—	13	13

Total assets on a nonrecurring basis at fair value	—	—	$18	$18

	March 31, 2014
in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A NONRECURRING BASIS
Impaired loans	—	—	$1	$1
Loans held for sale (a)	—	—	—	—
Accrued income and other assets	—	—	13	13

Total assets on a nonrecurring basis at fair value	—	—	$14	$14

(a)	During the first quarter of 2015, we transferred $10 million of commercial and consumer loans and leases at their current fair value from held-for-sale status to the held-to-maturity portfolio, compared to $11 million during 2014, and $2 million during the first quarter of 2014.

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

Loans held for sale. Through a quarterly analysis of our loan portfolios held for sale, which include both performing and nonperforming loans, we determine any adjustments necessary to record the portfolios at the lower of cost or fair value in accordance with GAAP. Our analysis concluded that there were no loans held for sale adjusted to fair value at March 31, 2015, December 31, 2014, or March 31, 2014.

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

Inputs used include market-available data, such as industry, historical, and expected growth rates, and peer valuations, as well as internally driven inputs, such as forecasted earnings and market participant insights. Since this valuation relies on a significant number of unobservable inputs, we have classified goodwill as Level 3. We use a third-party valuation services provider to perform the annual, and if necessary, any interim, Step 1 valuation process, and to perform a Step 2 analysis, if needed, on our reporting units. Annual and any interim valuations prepared by the third-party valuation services provider are reviewed by the appropriate individuals within Key to ensure that the assumptions used in preparing the analysis are appropriate and properly supported. For additional information on the results of recent goodwill impairment testing, see Note 10 (“Goodwill and Other Intangible Assets”) beginning on page 173 of our 2014 Form 10-K.

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

Our primary assumptions include attrition rates, alternative costs of funds, and rates paid on deposits. For additional information on the results of other intangible assets impairment testing, see Note 10 (“Goodwill and Other Intangible Assets”) beginning on page 173 of our 2014 Form 10-K.

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

Quantitative Information about Level 3 Fair Value Measurements

The range and weighted-average of the significant unobservable inputs used to fair value our material Level 3 recurring and nonrecurring assets at March 31, 2015, December 31, 2014, and March 31, 2014, along with the valuation techniques used, are shown in the following table:

March 31, 2015	Fair Value of		Significant	Range
dollars in millions	Level 3 Assets	Valuation Technique	Unobservable Input	(Weighted-Average)
Recurring
Other investments — principal investments — direct:	$73	Individual analysis of the condition of each investment
Debt instruments			EBITDA multiple	5.40 - 6.00 (5.50)
Equity instruments of private companies			EBITDA multiple (where applicable)	N/A (6.00)
			Revenue multiple (where applicable)	N/A (4.30)
Nonrecurring
Impaired loans	15	Fair value of underlying collateral	Discount	00.00 - 100.00% (36.00%)
Goodwill	1,057	Discounted cash flow and market data	Earnings multiple of peers	11.40 - 15.90 (12.92)
			Equity multiple of peers	1.20 - 1.22 (1.21)
			Control premium	10.00 - 30.00% (19.70%)
			Weighted-average cost of capital	13.00 - 14.00% (13.52%)

December 31, 2014 dollars in millions	Fair Value of Level 3 Assets	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
Recurring
Other investments — principal investments — direct:	$102	Individual analysis of the condition of each investment
Debt instruments			EBITDA multiple	5.40 - 6.00 (5.50)
Equity instruments of private companies			EBITDA multiple (where applicable)	5.50 - 6.20 (5.80)
			Revenue multiple (where applicable)	4.30 - 4.30 (4.30)
Nonrecurring
Impaired loans	5	Fair value of underlying collateral	Discount	10.00 - 64.00% (62.00%)
Goodwill	1,057	Discounted cash flow and market data	Earnings multiple of peers	11.40 - 15.90 (12.92)
			Equity multiple of peers	1.20 - 1.22 (1.21)
			Control premium	10.00 - 30.00% (19.70%)
			Weighted-average cost of capital	13.00 - 14.00% (13.52%)

March 31, 2014	Fair Value of		Significant	Range
dollars in millions	Level 3 Assets	Valuation Technique	Unobservable Input	(Weighted-Average)
Recurring
Other investments — principal investments — direct:	$141	Individual analysis of the condition of each investment
Debt instruments			EBITDA multiple	5.40 - 6.00 (5.90)
Equity instruments of private companies			EBITDA multiple (where applicable)	4.90 - 10.00 (5.90)
			Revenue multiple (where applicable)	0.80 - 4.50 (4.10)
Nonrecurring
Impaired loans	1	Fair value of underlying collateral	Discount	0.00 - 80.00% (25.00%)
Goodwill	979	Discounted cash flow and market data	Earnings multiple of peers	10.10 - 14.40 (11.59)
			Equity multiple of peers	1.17 - 1.29 (1.24)
			Control premium	N/A (35.00%)
			Weighted-average cost of capital	N/A (13.00%)

Fair Value Disclosures of Financial Instruments

The levels in the fair value hierarchy ascribed to our financial instruments and the related carrying amounts at March 31, 2015, December 31, 2014 and March 31, 2014, are shown in the following table.

	March 31, 2015
		Fair Value
in millions	Carrying Amount	Level 1	Level 2	Level 3	Netting Adjustment		Total
ASSETS
Cash and short-term investments (a)	$3,884	$3,884	—	—	—		$3,884
Trading account assets (b)	789	5	$784	—	—		789
Securities available for sale (b)	13,120	23	13,087	$10	—		13,120
Held-to-maturity securities (c)	5,005	—	5,003	—	—		5,003
Other investments (b)	730	1	346	383	—		730
Loans, net of allowance (d)	57,159	—	—	55,702	—		55,702
Loans held for sale (b)	1,649	—	—	1,649	—		1,649
Derivative assets (b)	731	164	1,625	13	$(1,071	) (f)	731
LIABILITIES
Deposits with no stated maturity (a)	$65,984	—	$65,984	—	—		$65,984
Time deposits (e)	5,638	$488	5,210	—	—		5,698
Short-term borrowings (a)	1,125	—	1,125	—	—		1,125
Long-term debt (e)	8,713	8,559	549	—	—		9,108
Derivative liabilities (b)	825	138	1,274	$1	$(588	) (f)	825

	December 31, 2014
		Fair Value
in millions	Carrying Amount	Level 1	Level 2	Level 3	Netting Adjustment		Total
ASSETS
Cash and short-term investments (a)	$4,922	$4,922	—	—	—		$4,922
Trading account assets (b)	750	2	$748	—	—		750
Securities available for sale (b)	13,360	22	13,328	$10	—		13,360
Held-to-maturity securities (c)	5,015	—	4,974	—	—		4,974
Other investments (b)	760	2	344	414	—		760
Loans, net of allowance (d)	56,587	—	—	54,993	—		54,993
Loans held for sale (b)	734	—	—	734	—		734
Derivative assets (b)	609	91	1,536	16	$(1,034	) (f)	609
LIABILITIES
Deposits with no stated maturity (a)	$66,135	—	$66,135	—	—		$66,135
Time deposits (e)	5,863	$564	5,361	—	—		5,925
Short-term borrowings (a)	998	—	998	—	—		998
Long-term debt (e)	7,875	7,625	626	—	—		8,251
Derivative liabilities (b)	784	77	1,248	$1	$(542	) (f)	784

	March 31, 2014
		Fair Value
in millions	Carrying Amount	Level 1	Level 2	Level 3	Netting Adjustment		Total
ASSETS
Cash and short-term investments (a)	$3,331	$3,331	—	—	—		$3,331
Trading account assets (b)	840	4	$836	—	—		840
Securities available for sale (b)	12,359	21	12,338	—	—		12,359
Held-to-maturity securities (c)	4,826	—	4,733	—	—		4,733
Other investments (b)	899	—	335	$564	—		899
Loans, net of allowance (d)	54,611	—	—	53,211	—		53,211
Loans held for sale (b)	401	—	—	401	—		401
Derivative assets (b)	427	51	1,063	26	$(713	) (f)	427
LIABILITIES
Deposits with no stated maturity (a)	$60,130	—	$60,130	—	—		$60,130
Time deposits (e)	7,136	$617	6,599	—	—		7,216
Short-term borrowings (a)	1,181	3	1,178	—	—		1,181
Long-term debt (e)	7,712	7,610	459	—	—		8,069
Derivative liabilities (b)	408	43	812	$1	$(448	) (f)	408

Valuation Methods and Assumptions

(a)	Fair value equals or approximates carrying amount. The fair value of deposits with no stated maturity does not take into consideration the value ascribed to core deposit intangibles.

(b)	Information pertaining to our methodology for measuring the fair values of these assets and liabilities is included in the sections entitled “Qualitative Disclosures of Valuation Techniques” and “Assets Measured at Fair Value on a Nonrecurring Basis” in this note.

(c)	Fair values of held-to-maturity securities are determined by using models that are based on security-specific details, as well as relevant industry and economic factors. The most significant of these inputs are quoted market prices, interest rate spreads on relevant benchmark securities, and certain prepayment assumptions. We review the valuations derived from the models to ensure they are reasonable and consistent with the values placed on similar securities traded in the secondary markets.

(d)	The fair value of loans is based on the present value of the expected cash flows. The projected cash flows are based on the contractual terms of the loans, adjusted for prepayments and use of a discount rate based on the relative risk of the cash flows, taking into account the loan type, maturity of the loan, liquidity risk, servicing costs, and a required return on debt and capital. In addition, an incremental liquidity discount is applied to certain loans, using historical sales of loans during periods of similar economic conditions as a benchmark. The fair value of loans includes lease financing receivables at their aggregate carrying amount, which is equivalent to their fair value.

(e)	Fair values of time deposits and long-term debt are based on discounted cash flows utilizing relevant market inputs.

(f)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Total derivative assets and liabilities include these netting adjustments.

We use valuation methods based on exit market prices in accordance with applicable accounting guidance. We determine fair value based on assumptions pertaining to the factors that a market participant would consider in valuing the asset. A substantial portion of our fair value adjustments are related to liquidity. During 2014 and the first quarter of 2015, the fair values of our loan portfolios have generally remained stable, primarily due to increasing liquidity in the loan markets. If we were to use different assumptions, the fair values shown in the preceding table could change. Also, because the applicable accounting guidance for financial instruments excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements, the fair value amounts shown in the table above do not, by themselves, represent the underlying value of our company as a whole.

Education lending business. The discontinued education lending business consists of assets and liabilities (recorded at fair value) in the securitization trusts, as well as loans in portfolio (recorded at fair value), and loans in portfolio (recorded at carrying value with appropriate valuation reserves) that are outside the trusts. All of these loans were excluded from the table above as follows:

•	Loans at carrying value, net of allowance, of $2.0 billion ($1.7 billion at fair value) at March 31, 2015, $2.1 billion ($1.8 billion at fair value) at December 31, 2014, and $2.3 billion ($1.9 billion at fair value) at March 31, 2014;

•	Portfolio loans at fair value of $187 million at March 31, 2015, $191 million at December 31, 2014, and $143 million at March 31, 2014; and

•	Loans in the trusts at fair value of $1.9 billion at March 31, 2014.

Securities issued by the education lending securitization trusts, which are the primary liabilities of the trusts, totaling $1.8 billion in fair value at March 31, 2014, are also excluded from the above table.

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

Residential real estate mortgage loans. Residential real estate mortgage loans with carrying amounts of $2.2 billion at March 31, 2015, December 31, 2014, and March 31, 2014, are included in “Loans, net of allowance” in the previous table.

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

	March 31, 2015
in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
States and political subdivisions	$21	$1	—	$22
Collateralized mortgage obligations	11,116	124	$77	11,163
Other mortgage-backed securities	1,870	32	—	1,902
Other securities	30	3	—	33

Total securities available for sale	$13,037	$160	$77	$13,120

HELD-TO-MATURITY SECURITIES
Collateralized mortgage obligations	$4,749	$26	$30	$4,745
Other mortgage-backed securities	234	2	—	236
Other securities	22	—	—	22

Total held-to-maturity securities	$5,005	$28	$30	$5,003

	December 31, 2014
in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
States and political subdivisions	$22	$1	—	$23
Collateralized mortgage obligations	11,310	96	$136	11,270
Other mortgage-backed securities	2,004	32	1	2,035
Other securities	29	3	—	32

Total securities available for sale	$13,365	$132	$137	$13,360

HELD-TO-MATURITY SECURITIES
Collateralized mortgage obligations	$4,755	$15	$57	$4,713
Other mortgage-backed securities	240	1	—	241
Other securities	20	—	—	20

Total held-to-maturity securities	$5,015	$16	$57	$4,974

	March 31, 2014
in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
States and political subdivisions	$37	—	—	$37
Collateralized mortgage obligations	10,541	$136	$208	10,469
Other mortgage-backed securities	1,817	25	10	1,832
Other securities	17	4	—	21

Total securities available for sale	$12,412	$165	$218	$12,359

HELD-TO-MATURITY SECURITIES
Collateralized mortgage obligations	$4,806	$9	$102	$4,713
Other securities	20	—	—	20

Total held-to-maturity securities	$4,826	$9	$102	$4,733

The following table summarizes our securities that were in an unrealized loss position as of March 31, 2015, December 31, 2014, and March 31, 2014.

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2015
Securities available for sale:
Collateralized mortgage obligations	$1,722	$25	$2,722	$52	$4,444	$77
Other mortgage-backed securities (a)	39	—	—	—	39	—
Other securities (b)	3	—	2	—	5	—
Held-to-maturity:
Collateralized mortgage obligations	637	8	1,348	22	1,985	30
Other securities (c)	4	—	—	—	4	—

Total temporarily impaired securities	$2,405	$33	$4,072	$74	$6,477	$107

December 31, 2014
Securities available for sale:
Collateralized mortgage obligations	$3,019	$52	$2,932	$84	$5,951	$136
Other mortgage-backed securities	—	—	78	1	78	1
Other securities (b)	4	—	2	—	6	—
Held-to-maturity:
Collateralized mortgage obligations	1,005	11	1,994	46	2,999	57

Total temporarily impaired securities	$4,028	$63	$5,006	$131	$9,034	$194

March 31, 2014
Securities available for sale:
Collateralized mortgage obligations	$4,401	$173	$678	$35	$5,079	$208
Other mortgage-backed securities	1,153	10	—	—	1,153	10
Other securities (b)	—	—	2	—	2	—
Held-to-maturity:
Collateralized mortgage obligations	3,139	92	200	10	3,339	102
Other securities (c)	—	—	—	—	—	—

Total temporarily impaired securities	$8,693	$275	$880	$45	$9,573	$320

(a)	Gross unrealized losses totaled less than $1 million for other mortgage-backed securities available sale for the three-month period ended March 31, 2015.
(b)	Gross unrealized losses totaled less than $1 million for other securities available sale for the three-month period ended March 31, 2015, the year ended December 31, 2014, and the three-month period ended March 31, 2014.
(c)	Gross unrealized losses totaled less than $1 million for other securities held-to-maturity for the three-month periods ended March 31, 2015, and March 31, 2014.

At March 31, 2015, we had $77 million of gross unrealized losses related to 56 fixed-rate CMOs that we invested in as part of our overall A/LM strategy. These securities had a weighted-average maturity of 3.9 years at March 31, 2015. Since these securities have a fixed interest rate, their fair value is sensitive to movements in market interest rates. These unrealized losses are considered temporary since we expect to collect all contractually due amounts from these securities. Accordingly, these investments were reduced to their fair value through OCI, not earnings.

We regularly assess our securities portfolio for OTTI. The assessments are based on the nature of the securities, the underlying collateral, the financial condition of the issuer, the extent and duration of the loss, our intent related to the individual securities, and the likelihood that we will have to sell securities prior to expected recovery.

The debt securities identified to have OTTI are written down to their current fair value. For those debt securities that we intend to sell, or more-likely-than-not will be required to sell, prior to the expected recovery of the amortized cost, the entire impairment (i.e., the difference between amortized cost and the fair value) is recognized in earnings. For those debt securities that we do not intend to sell, or more-likely-than-not will not be required to sell, prior to expected recovery, the credit portion of OTTI is recognized in earnings, while the remaining OTTI is recognized in equity as a component of AOCI on the balance sheet. As shown in the following table, we had less than $1 million of impairment losses recognized in earnings for the three months ended March 31, 2015.

Three months ended March 31, 2015
in millions
Balance at December 31, 2014	$4
Impairment recognized in earnings	—

Balance at March 31, 2015	$4

Realized gains and losses related to securities available for sale were as follows:

Three months ended March 31, 2015
in millions
Realized gains	—
Realized losses	—

Net securities gains (losses)	—

At March 31, 2015, securities available for sale and held-to-maturity securities totaling $8 billion were pledged to secure securities sold under repurchase agreements, to secure public and trust deposits, to facilitate access to secured funding, and for other purposes required or permitted by law.

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

	Securities		Held-to-Maturity
	Available for Sale		Securities
March 31, 2015	Amortized	Fair	Amortized	Fair
in millions	Cost	Value	Cost	Value
Due in one year or less	$288	$292	$9	$9
Due after one through five years	12,599	12,676	4,504	4,498
Due after five through ten years	147	149	492	496
Due after ten years	3	3	—	—

Total	$13,037	$13,120	$5,005	$5,003

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

At March 31, 2015, after taking into account the effects of bilateral collateral and master netting agreements, we had $93 million of derivative assets and a positive $25 million of derivative liabilities that relate to contracts entered into for hedging purposes. Our hedging derivative liabilities are in an asset position largely because we have contracts with positive fair values as a result of master netting agreements. As of the same date, after taking into account the effects of bilateral collateral and master netting agreements and a reserve for potential future losses, we had derivative assets of $638 million and derivative liabilities of $850 million that were not designated as hedging instruments.

Additional information regarding our accounting policies for derivatives is provided in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Derivatives” beginning on page 121 of our 2014 Form 10-K.

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

Derivatives Not Designated in Hedge Relationships

On occasion, we enter into interest rate swap contracts to manage economic risks but do not designate the instruments in hedge relationships. Excluding contracts addressing customer exposures, the amount of derivatives hedging risks on an economic basis at March 31, 2015, was not significant.

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

Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments

The following table summarizes the fair values of our derivative instruments on a gross and net basis as of March 31, 2015, December 31, 2014, and March 31, 2014. The change in the notional amounts of these derivatives by type from December 31, 2014, to March 31, 2015, indicates the volume of our derivative transaction activity during the first quarter of 2015. The notional amounts are not affected by bilateral collateral and master netting agreements. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Where master netting agreements are not in effect or are not enforceable under bankruptcy laws, we do not adjust those derivative assets and liabilities with counterparties. Securities collateral related to legally enforceable master netting agreements is not offset on the balance sheet. Our derivative instruments are included in “derivative assets” or “derivative liabilities” on the balance sheet, as indicated in the following table:

	March 31, 2015			December 31, 2014			March 31, 2014
		Fair Value			Fair Value			Fair Value
in millions	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate	$16,802	$315	$14	$15,095	$272	$26	$14,479	$277	$40
Foreign exchange	339	20	—	371	8	—	312	5	1

Total	17,141	335	14	15,466	280	26	14,791	282	41
Derivatives not designated as hedging instruments:
Interest rate	41,913	728	678	43,771	665	618	44,156	688	647
Foreign exchange	5,544	152	147	4,024	85	81	4,653	55	51
Commodity	1,553	582	567	1,544	608	594	1,597	110	105
Credit	586	5	7	512	5	7	905	5	12

Total	49,596	1,467	1,399	49,851	1,363	1,300	51,311	858	815
Netting adjustments (a)	—	(1,071)	(588)	—	(1,034)	(542)	—	(713)	(448)

Net derivatives in the balance sheet	66,737	731	825	65,317	609	784	66,102	427	408
Other collateral (b)	—	(146)	(244)	—	(155)	(241)	—	(61)	(325)

Net derivative amounts	$66,737	$585	$581	$65,317	$454	$543	$66,102	$366	$83

(a)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance.
(b)	Other collateral represents the amount that cannot be used to offset our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance. The other collateral consists of securities and is exchanged under bilateral collateral and master netting agreements that allow us to offset the net derivative position with the related collateral. The application of the other collateral cannot reduce the net derivative position below zero. Therefore, excess other collateral, if any, is not reflected above.

Fair value hedges. Instruments designated as fair value hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. The effective portion of a change in the fair value of an instrument designated as a fair value hedge is recorded in earnings at the same time as a change in fair value of the hedged item, resulting in no effect on net income. The ineffective portion of a change in the fair value of such a hedging instrument is recorded in “other income” on the income statement with no corresponding offset. During the three-month period ended March 31, 2015, we did not exclude any portion of these hedging instruments from the assessment of hedge effectiveness. While there is some immaterial ineffectiveness in our hedging relationships, all of our fair value hedges remained “highly effective” as of March 31, 2015.

The following table summarizes the pre-tax net gains (losses) on our fair value hedges for the three-month periods ended March 31, 2015, and March 31, 2014, and where they are recorded on the income statement.

	Three months ended March 31, 2015
in millions	Income Statement Location of Net Gains (Losses) on Derivative	Net Gains (Losses) on Derivative	Hedged Item	Income Statement Location of Net Gains (Losses) on Hedged Item	Net Gains (Losses) on Hedged Item
Interest rate	Other income	$41	Long-term debt	Other income	$(41	) (a)
Interest rate	Interest expense – Long-term debt	29

Total		$70			$(41)

	Three months ended March 31, 2014
in millions	Income Statement Location of Net Gains (Losses) on Derivative	Net Gains (Losses) on Derivative	Hedged Item	Income Statement Location of Net Gains (Losses) on Hedged Item	Net Gains (Losses) on Hedged Item
Interest rate	Other income	—	Long-term debt	Other income	—	(a)
Interest rate	Interest expense – Long-term debt	$33

Total		$33			—

(a)	Net gains (losses) on hedged items represent the change in fair value caused by fluctuations in interest rates.

Cash flow hedges. Instruments designated as cash flow hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. Initially, the effective portion of a gain or loss on a cash flow hedge is recorded as a component of AOCI on the balance sheet. This amount is subsequently reclassified into income when the hedged transaction affects earnings (e.g., when we pay variable-rate interest on debt, receive variable-rate interest on commercial loans, or sell commercial real estate loans). The ineffective portion of cash flow hedging transactions is included in “other income” on the income statement. During the three-month period ended March 31, 2015, we did not exclude any portion of these hedging instruments from the assessment of hedge effectiveness. While there is some immaterial ineffectiveness in our hedging relationships, all of our cash flow hedges remained “highly effective” as of March 31, 2015.

Considering the interest rates, yield curves, and notional amounts as of March 31, 2015, we would expect to reclassify an estimated $29 million of net losses on derivative instruments from AOCI to income during the next 12 months for our cash flow hedges. In addition, we expect to reclassify approximately $2 million of net gains related to terminated cash flow hedges from AOCI to income during the next 12 months. As of March 31, 2015, the maximum length of time over which we hedge forecasted transactions is 13 years.

Net investment hedges. We enter into foreign currency forward contracts to hedge our exposure to changes in the carrying value of our investments as a result of changes in the related foreign exchange rates. Instruments designated as net investment hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. Initially, the effective portion of a gain or loss on a net investment hedge is recorded as a component of AOCI on the balance sheet when the terms of the derivative match the notional and currency risk being hedged. The effective portion is subsequently reclassified into income when the hedged transaction affects earnings (e.g., when we dispose of or liquidate a foreign subsidiary). At March 31, 2015, AOCI reflected unrecognized after-tax gains totaling $33 million related to cumulative changes in the fair value of our net investment hedges, which offset the unrecognized after-tax foreign currency losses on net investment balances. The ineffective portion of net investment hedging transactions is included in “other income” on the income statement, but there was no net investment hedge ineffectiveness as of March 31, 2015. We did not exclude any portion of our hedging instruments from the assessment of hedge effectiveness during the three-month period ended March 31, 2015.

The following table summarizes the pre-tax net gains (losses) on our cash flow and net investment hedges for the three-month periods ended March 31, 2015, and March 31, 2014, and where they are recorded on the income statement. The table includes the effective portion of net gains (losses) recognized in OCI during the period, the effective portion of net gains (losses) reclassified from OCI into income during the current period, and the portion of net gains (losses) recognized directly in income, representing the amount of hedge ineffectiveness.

	Three months ended March 31, 2015
in millions	Net Gains (Losses) Recognized in OCI (Effective Portion)	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Income Statement Location of Net Gains (Losses) Recognized in Income (Ineffective Portion)	Net Gains (Losses) Recognized in Income (Ineffective Portion)
Cash Flow Hedges
Interest rate	$54	Interest income – Loans	$22	Other income	—
Interest rate	(2)	Interest expense – Long-term debt	(1)	Other income	—
Interest rate	(4)	Investment banking and debt placement fees	—	Other income	—

Net Investment Hedges
Foreign exchange contracts	24	Other Income	—	Other income	—

Total	$72		$21		—

	Three months ended March 31, 2014
in millions	Net Gains (Losses) Recognized in OCI (Effective Portion)	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Income Statement Location of Net Gains (Losses) Recognized in Income (Ineffective Portion)	Net Gains (Losses) Recognized in Income (Ineffective Portion)
Cash Flow Hedges
Interest rate	$9	Interest income – Loans	$15	Other income	—
Interest rate	(2)	Interest expense – Long-term debt	(1)	Other income	—
Interest rate	—	Investment banking and debt placement fees	—	Other income	—

Net Investment Hedges
Foreign exchange contracts	5	Other Income	—	Other income	—

Total	$12		$14		—

The after-tax change in AOCI resulting from cash flow and net investment hedges is as follows:

in millions	December 31, 2014	2015 Hedging Activity	Reclassification of Gains to Net Income	March 31, 2015
AOCI resulting from cash flow and net investment hedges	$(8)	$45	$(13)	$24

Nonhedging instruments. Our derivatives that are not designated as hedging instruments are recorded at fair value in “derivative assets” and “derivative liabilities” on the balance sheet. Adjustments to the fair values of these instruments, as well as any premium paid or received, are included in “corporate services income” and “other income” on the income statement.

The following table summarizes the pre-tax net gains (losses) on our derivatives that are not designated as hedging instruments for the three-month periods ended March 31, 2015, and March 31, 2014, and where they are recorded on the income statement.

	Three months ended March 31, 2015			Three months ended March 31, 2014
	Corporate			Corporate
	Services	Other		Services	Other
in millions	Income	Income	Total	Income	Income	Total
NET GAINS (LOSSES)
Interest rate	$4	—	$4	$4	—	$4
Foreign exchange	8	—	8	9	—	9
Commodity	2	—	2	1	—	1
Credit	—	$(4)	(4)	—	$(3)	(3)

Total net gains (losses)	$14	$(4)	$10	$14	$(3)	$11

Counterparty Credit Risk

Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected positive replacement value of the contracts. We use several means to mitigate and manage exposure to credit risk on derivative contracts. We generally enter into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with a single counterparty in the event of default. Additionally, we monitor counterparty credit risk exposure on each contract to determine appropriate limits on our total credit exposure across all product types. We review our collateral positions on a daily basis and exchange collateral with our counterparties in accordance with standard ISDA documentation, central clearing rules, and other related agreements. We generally hold collateral in the form of cash and highly rated securities issued by the U.S. Treasury, government-sponsored enterprises, or GNMA. The cash collateral netted against derivative assets on the balance sheet totaled $514 million at March 31, 2015, $518 million at December 31, 2014, and $270 million at March 31, 2014. The cash collateral netted against derivative liabilities totaled $31 million at March 31, 2015, $26 million at December 31, 2014, and $5 million at March 31, 2014. The relevant agreements that allow us to access the central clearing organizations to clear derivative transactions are not considered to be qualified master netting agreements. Therefore, we cannot net derivative contracts or offset those contracts with related cash collateral with these counterparties. At March 31, 2015, we posted $68 million of cash collateral with clearing organizations and held $7 million of cash collateral from clearing organizations. This additional cash collateral is included in “accrued income and other assets” and “accrued expense and other liabilities” on the balance sheet.

The following table summarizes our largest exposure to an individual counterparty at the dates indicated.

	March 31,	December 31,	March 31,
in millions	2015	2014	2014
Largest gross exposure (derivative asset) to an individual counterparty	$122	$133	$118
Collateral posted by this counterparty	91	100	43
Derivative liability with this counterparty	28	31	108
Collateral pledged to this counterparty	—	—	40
Net exposure after netting adjustments and collateral	3	2	7

The following table summarizes the fair value of our derivative assets by type at the dates indicated. These assets represent our gross exposure to potential loss after taking into account the effects of bilateral collateral and master netting agreements and other means used to mitigate risk.

	March 31,	December 31,	March 31,
in millions	2015	2014	2014
Interest rate	$755	$607	$606
Foreign exchange	58	41	20
Commodity	431	478	72
Credit	1	1	(1)

Derivative assets before collateral	1,245	1,127	697
Less: Related collateral	514	518	270

Total derivative assets	$731	$609	$427

We enter into derivative transactions with two primary groups: broker-dealers and banks, and clients. Since these groups have different economic characteristics, we have different methods for managing counterparty credit exposure and credit risk.

We enter into transactions with broker-dealers and banks for various risk management purposes. These types of transactions generally are high dollar volume. We generally enter into bilateral collateral and master netting agreements with these counterparties. We began clearing certain types of derivative transactions with these counterparties in June 2013, whereby the central clearing organizations become our counterparties subsequent to novation of the original derivative contracts. In addition, we began entering into derivative contracts through swap execution facilities during the quarter ended March 31, 2014. The swap clearing and swap trade execution requirements were mandated by the Dodd-Frank Act for the purpose of reducing counterparty credit risk and increasing transparency in the derivative market. At March 31, 2015, we had gross exposure of $946 million to broker-dealers and banks. We had net exposure of $243 million after the application of master netting agreements and cash collateral, where such qualifying agreements exist. We had net exposure of $74 million after considering $169 million of additional collateral held in the form of securities.

We enter into transactions with clients to accommodate their business needs. These types of transactions generally are low dollar volume. We generally enter into master netting agreements with these counterparties. In addition, we mitigate our overall portfolio exposure and market risk by buying and selling U.S. Treasuries and Eurodollar futures, and entering into offsetting positions and other derivative contracts, sometimes with entities other than broker-dealers and banks. Due to the smaller size and magnitude of the individual contracts with clients, we generally do not exchange collateral in connection with these derivative transactions. To address the risk of default associated with the uncollateralized contracts, we have established a credit valuation adjustment (included in “derivative assets”) in the amount of $8 million at March 31, 2015, which we estimate to be the potential future losses on amounts due from client counterparties in the event of default. At December 31, 2014, the credit valuation adjustment was $9 million. For the derivative counterparties that are not broker-dealers, banks, or clients, we generally exchange collateral. At March 31, 2015, we had gross exposure of $550 million to client counterparties and other entities that are not broker-dealers or banks for derivatives that have associated master netting agreements. We had net exposure of $488 million on our derivatives with these counterparties after the application of master netting agreements, collateral, and the related reserve. In addition, the derivatives for one counterparty were guaranteed by a third party with a letter of credit totaling $35 million.

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

The following table summarizes the fair value of our credit derivatives purchased and sold by type as of March 31, 2015, December 31, 2014, and March 31, 2014. The fair value of credit derivatives presented below does not take into account the effects of bilateral collateral or master netting agreements.

	March 31, 2015			December 31, 2014			March 31, 2014
in millions	Purchased	Sold	Net	Purchased	Sold	Net	Purchased	Sold	Net
Single-name credit default swaps	$(3)	—	$(3)	$(3)	—	$(3)	$(6)	—	$(6)
Traded credit default swap indices	1	—	1	1	—	1	(2)	—	(2)
Other	1	$(1)	—	—	—	—	—	—	—

Total credit derivatives	$(1)	$(1)	$(2)	$(2)	—	$(2)	$(8)	—	$(8)

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

The following table provides information on the types of credit derivatives sold by us and held on the balance sheet at March 31, 2015, December 31, 2014, and March 31, 2014. The notional amount represents the maximum amount that the seller could be required to pay. The payment/performance risk assessment is based on the default probabilities for the underlying reference entities’ debt obligations using a Moody’s credit ratings matrix known as Moody’s “Idealized” Cumulative Default Rates. The payment/performance risk shown in the table represents a weighted-average of the default probabilities for all reference entities in the respective portfolios. These default probabilities are directly correlated to the probability that we will have to make a payment under the credit derivative contracts.

	March 31, 2015			December 31, 2014			March 31, 2014
		Average	Payment /		Average	Payment /		Average	Payment /
	Notional	Term	Performance	Notional	Term	Performance	Notional	Term	Performance
dollars in millions	Amount	(Years)	Risk	Amount	(Years)	Risk	Amount	(Years)	Risk
Single-name credit default swaps	$5	.47	.87%	$5	.72	.87%	$55	.52	22.28%
Other	8	3.04	9.39	6	2.89	9.58	13	4.80	8.23

Total credit derivatives sold	$13	—	—	$11	—	—	$68	—	—

Credit Risk Contingent Features

We have entered into certain derivative contracts that require us to post collateral to the counterparties when these contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to our long-term senior unsecured credit ratings with Moody’s and S&P. Collateral requirements also are based on minimum transfer amounts, which are specific to each Credit Support Annex (a component of the ISDA Master

Agreement) that we have signed with the counterparties. In a limited number of instances, counterparties have the right to terminate their ISDA Master Agreements with us if our ratings fall below a certain level, usually investment-grade level (i.e., “Baa3” for Moody’s and “BBB-” for S&P). At March 31, 2015, KeyBank’s ratings were “A3” with Moody’s and “A-” with S&P, and KeyCorp’s ratings were “Baa1” with Moody’s and “BBB+” with S&P. As of March 31, 2015, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our ratings) held by KeyBank that were in a net liability position totaled $292 million, which includes $276 million in derivative assets and $568 million in derivative liabilities. We had $259 million in cash and securities collateral posted to cover those positions as of March 31, 2015. The aggregate fair value of all derivative contracts with credit risk contingent features held by KeyCorp as of March 31, 2015, that were in a net liability position totaled $9 million, which consists solely of derivative liabilities. We had $9 million in collateral posted to cover those positions as of March 31, 2015.

The following table summarizes the additional cash and securities collateral that KeyBank would have been required to deliver under the ISDA Master Agreements had the credit risk contingent features been triggered for the derivative contracts in a net liability position as of March 31, 2015, December 31, 2014, and March 31, 2014. The additional collateral amounts were calculated based on scenarios under which KeyBank’s ratings are downgraded one, two, or three ratings as of March 31, 2015, December 31, 2014, and March 31, 2014, and take into account all collateral already posted. A similar calculation was performed for KeyCorp, and no additional collateral would have been required as of March 31, 2015, while additional collateral of less than $1 million and $2 million would have been required as of December 31, 2014, and March 31, 2014, respectively. For more information about the credit ratings for KeyBank and KeyCorp, see the discussion under the heading “Factors affecting liquidity” in the section entitled “Liquidity risk management” in Item 2 of this report.

	March 31, 2015		December 31, 2014		March 31, 2014
in millions	Moody’s	S&P	Moody’s	S&P	Moody’s	S&P
KeyBank’s long-term senior unsecured credit ratings	A3	A-	A3	A-	A3	A-
One rating downgrade	$4	$4	$1	$1	$6	$6
Two rating downgrades	4	4	1	1	11	11
Three rating downgrades	6	6	3	3	11	11

KeyBank’s long-term senior unsecured credit rating is currently four ratings above noninvestment grade at Moody’s and S&P. If KeyBank’s ratings had been downgraded below investment grade as of March 31, 2015, payments of up to $8 million would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted. If KeyCorp’s ratings had been downgraded below investment grade as of March 31, 2015, payments of less than $1 million would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted.

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

	Three months ended March 31,
in millions	2015	2014
Balance at beginning of period	$323	$332
Servicing retained from loan sales	10	6
Purchases	15	7
Amortization	(24)	(25)

Balance at end of period	$324	$320

Fair value at end of period	$423	$373

The fair value of mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The range and weighted-average of the significant unobservable inputs used to fair value our mortgage servicing assets at March 31, 2015, and March 31, 2014, along with the valuation techniques, are shown in the following table:

March 31, 2015 dollars in millions	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
Mortgage servicing assets	Discounted cash flow	Prepayment speed	1.60 - 13.10% (4.80%)
		Expected defaults	1.00 - 3.00% (1.80%)
		Residual cash flows discount rate	7.00 - 15.00% (7.80%)
		Escrow earn rate	0.70 - 3.10% (1.90%)
		Servicing cost	$150 - $2,735 ($1,059)
		Loan assumption rate	0.20 - 3.00% (1.43%)
		Percentage late	0.00 - 2.00% (0.33%)

March 31, 2014 dollars in millions	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
Mortgage servicing assets	Discounted cash flow	Prepayment speed	1.90 - 11.30% (4.90%)
		Expected defaults	1.00 - 3.00% (2.00%)
		Residual cash flows discount rate	7.00 - 14.00% (7.80%)
		Escrow earn rate	0.40 - 3.10% (1.80%)
		Servicing cost	$150 - $2,600 ($963)
		Loan assumption rate	0.20 - 3.00% (1.58%)
		Percentage late	0.00 - 2.00% (0.33%)

If these economic assumptions change or prove incorrect, the fair value of mortgage servicing assets may also change. The volume of loans serviced, expected credit losses, and the value assigned to escrow deposits are critical to the valuation of servicing assets. At March 31, 2015, a 1.00% decrease in the value assigned to the escrow deposits would cause a $54 million decrease in the fair value of our mortgage servicing assets. An increase in the assumed default rate of commercial mortgage loans of 1.00% would cause a $7 million decrease in the fair value of our mortgage servicing assets.

Contractual fee income from servicing commercial mortgage loans totaled $13 million for the three-month period ended March 31, 2015, and $15 million for the three-month period ended March 31, 2014. We have elected to account for servicing assets using the amortization method. The amortization of servicing assets is determined in proportion to, and over the period of, the estimated net servicing income. The amortization of servicing assets for each period, as shown in the table at the beginning of this note, is recorded as a reduction to fee income. Both the contractual fee income and the amortization are recorded in “mortgage servicing fees” on the income statement.

Additional information pertaining to the accounting for mortgage and other servicing assets is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Servicing Assets” on page 122 of our 2014 Form 10-K.

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

	Consolidated VIEs		Unconsolidated VIEs
	Total	Total	Total	Total	Maximum
in millions	Assets	Liabilities	Assets	Liabilities	Exposure to Loss
March 31, 2015
LIHTC funds	$1	$2	$55	—	—
LIHTC investments	N/A	N/A	1,355	$4	$509
December 31, 2014
LIHTC funds	$1	$1	$55	—	—
LIHTC investments	N/A	N/A	1,234	$4	$521
March 31, 2014
LIHTC funds	$15	$15	$97	—	—
Education loan securitization trusts	1,912	1,816	N/A	N/A	N/A
LIHTC investments	N/A	N/A	1,595	$5	$492

Our involvement with VIEs is described below.

Consolidated VIEs

LIHTC guaranteed funds. KAHC formed limited partnership funds that invested in LIHTC operating partnerships. Interests in these funds were offered in syndication to qualified investors who paid a fee to KAHC for a guaranteed return. We also earned syndication fees from the guaranteed funds and continue to earn asset management fees. The guaranteed funds’ assets, primarily investments in LIHTC operating partnerships, totaled less than $1 million at March 31, 2015, $5 million at December 31, 2014, and $12 million at March 31, 2014. These investments are recorded in “accrued income and other assets” on the balance sheet and serve as collateral for the guaranteed funds’ limited obligations.

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

In accordance with the applicable accounting guidance for distinguishing liabilities from equity, third-party interests associated with our LIHTC guaranteed funds are considered mandatorily redeemable instruments and are recorded in “accrued expense and other liabilities” on the balance sheet. However, the FASB has indefinitely deferred the measurement and recognition provisions of this accounting guidance for mandatorily redeemable third-party interests associated with finite-lived subsidiaries, such as our LIHTC guaranteed funds. We adjust our financial statements each period for the third-party investors’ share of the guaranteed funds’ profits and losses. At March 31, 2015, we estimated the settlement value of these third-party interests to be between zero and $4 million, while the recorded value, including reserves, totaled $5 million. The partnership agreement for each of our guaranteed funds requires the fund to be dissolved by a certain date.

Unconsolidated VIEs

LIHTC nonguaranteed funds. Although we hold interests in certain nonguaranteed funds that we formed and funded, we have determined that we are not the primary beneficiary because we do not absorb the majority of the funds’ expected losses and do not have the power to direct activities that most significantly influence the economic performance of these entities. Assets of these unconsolidated nonguaranteed funds totaled $55 million at March 31, 2015, and December 31, 2014, and $97 million at March 31, 2014. Our maximum exposure to loss in connection with these funds is minimal, and we do not have any liability recorded related to the funds. We have not formed nonguaranteed funds since October 2003.

LIHTC investments. Through Key Community Bank, we have made investments directly in LIHTC operating partnerships formed by third parties. As a limited partner in these operating partnerships, we are allocated tax credits and deductions associated with the underlying properties. We have determined that we are not the primary beneficiary of these investments because the general partners have the power to direct the activities that most significantly influence the economic performance of their respective partnerships and have the obligation to absorb expected losses and the right to receive benefits. Assets of these unconsolidated LIHTC operating partnerships totaled approximately $885 million at March 31, 2015, $764 million at December 31, 2014, and $826 million at March 31, 2014. At March 31, 2015, our maximum exposure to loss in connection with these partnerships is the unamortized investment balance of $397 million plus $108 million of tax credits claimed but subject to recapture and $4 million of tax credits with a return guarantee agreement with LIHTC investors. We do not have any liability recorded related to these investments because we believe the likelihood of any loss is remote. We have not obtained any significant direct investments (either individually or in the aggregate) in LIHTC operating partnerships since September 2003.

We have additional investments in unconsolidated LIHTC operating partnerships that are held by the consolidated LIHTC guaranteed funds. Total assets of these operating partnerships were approximately $470 million at March 31, 2015, and December 31, 2014, and $769 million at March 31, 2014. The tax credits and deductions associated with these properties are allocated to the funds’ investors based on their ownership percentages. We have determined that we are not the primary beneficiary of these partnerships because the general partners have the power to direct the activities that most significantly impact their economic performance, and the obligation to absorb expected losses and right to receive residual returns. Information regarding our exposure to loss in connection with these guaranteed funds is included in Note 15 under the heading “Return guarantee agreement with LIHTC investors.”

We amortize these investments over the period that we expect to receive the tax benefits. During the first three months of 2015, we recognized $25 million of amortization and $28 million of tax credits associated with these investments within income taxes on our Consolidated Statements of Income. During the first three months of 2014, we recognized $24 million of amortization and $27 million of tax credits associated with these investments within income taxes on our Consolidated Statements of Income. At March 31, 2015, and March 31, 2014, we had $1 billion and $960 million of investments in LIHTC, respectively. These investments are reflected in accrued income and other assets on our Consolidated Balance Sheets.

Commercial and residential real estate investments and principal investments. Our Principal Investing unit and the Real Estate Capital line of business make equity and mezzanine investments, some of which are in VIEs. These investments are held by nonregistered investment companies subject to the provisions of the AICPA Audit and Accounting Guide, “Audits of Investment Companies.” We currently are not applying the accounting or disclosure provisions in the applicable accounting guidance for consolidations to these investments, which remain unconsolidated. The FASB had previously deferred the effective date of this guidance for such nonregistered investment companies. New accounting guidance was issued in February 2015 that removes this deferral. The effective date for this guidance is January 1, 2016 for us. Additional information regarding this new accounting guidance is provided in Note 1 (“Summary of Significant Accounting Policies”).

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

The effective tax rate, which is the provision for income taxes as a percentage of income from continuing operations before income taxes, was 24.4% for the first quarter of 2015 and 27.8% for the first quarter of 2014. The effective tax rates are below our combined federal and state statutory tax rate of 37.2% primarily due to income from investments in tax-advantaged assets such as corporate-owned life insurance and credits associated with investments in low-income housing projects. In addition, during the first quarter of 2015, our effective tax rate was reduced by additional federal tax credit refunds filed for prior years.

Deferred Tax Asset

At March 31, 2015, from continuing operations, we had a net federal deferred tax asset of $88 million and a net state deferred tax asset of $13 million compared to a net federal deferred tax asset of $174 million and a net state deferred tax asset of $20 million at December 31, 2014, and a net federal deferred tax asset of $148 million and a net state deferred tax asset of $4 million at March 31, 2014, included in “accrued income and other assets” on the balance sheet. To determine the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded, we conduct a quarterly assessment of all available evidence. This evidence includes, but is not limited to, taxable income in prior periods, projected future taxable income, and projected future reversals of deferred tax items. These assessments involve a degree of subjectivity and may undergo change. Based on these criteria, we had a valuation allowance of less than $1 million at March 31, 2015, and at December 31, 2014, and $1 million at March 31, 2014, associated with certain state net operating loss carryforwards and state credit carryforwards.

Unrecognized Tax Benefits

As permitted under the applicable accounting guidance for income taxes, it is our policy to recognize interest and penalties related to unrecognized tax benefits in income tax expense.

Deferred tax assets were reduced in the financial statements for unrecognized tax benefits by $1 million at March 31, 2015, December 31, 2014, and March 31, 2014.

11. Acquisitions and Discontinued Operations

Acquisitions

Pacific Crest Securities. On September 3, 2014, we acquired Pacific Crest Securities, a leading technology-focused investment bank and capital markets firm based in Portland, Oregon. This acquisition, which is being accounted for as a business combination, expands our corporate and investment banking business unit and adds technology to our other industry verticals. During the fourth quarter of 2014, we recorded identifiable intangible assets of $13 million and goodwill of $78 million in Key Corporate Bank for this acquisition. The identifiable intangible assets and the goodwill related to this acquisition are non-deductible for tax purposes. Additional information regarding the identifiable intangible assets and the goodwill related to this acquisition is provided in Note 10 (“Goodwill and Other Intangible Assets”) beginning on page 173 of our 2014 Form 10-K.

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

The components of “income (loss) from discontinued operations, net of taxes” for the education lending business are as follows:

	Three months ended March 31,
in millions	2015	2014
Net interest income	$10	$23
Provision for credit losses	2	4

Net interest income after provision for credit losses	8	19
Noninterest income	4	(14)
Noninterest expense	4	6

Income (loss) before income taxes	8	(1)
Income taxes	3	—

Income (loss) from discontinued operations, net of taxes (a)	$5	$(1)

(a)	Includes after-tax charges of $6 million and $9 million for the three-month periods ended March 31, 2015, and March 31, 2014, respectively, determined by applying a matched funds transfer pricing methodology to the liabilities assumed necessary to support the discontinued operations.

The discontinued assets and liabilities of our education lending business included on the balance sheet are as follows:

in millions	March 31, 2015	December 31, 2014	March 31, 2014
Held-to-maturity securities	$1	$1	—
Trust loans at fair value	—	—	$1,893
Portfolio loans at fair value	187	191	143
Loans, net of unearned income (a)	2,032	2,104	2,318
Less: Allowance for loan and lease losses	25	29	34

Net loans	2,194	2,266	4,320
Trust accrued income and other assets at fair value	—	—	19
Accrued income and other assets	36	38	41

Total assets	$2,231	$2,305	$4,380

Trust accrued expense and other liabilities at fair value	—	—	$20
Trust securities at fair value	—	—	1,796

Total liabilities	—	—	$1,816

(a)	At March 31, 2015, December 31, 2014, and March 31, 2014, unearned income was less than $1 million.

The discontinued education lending business consists of loans in portfolio (recorded at fair value) and loans in portfolio (recorded at carrying value with appropriate valuation reserves). The assets and liabilities in the securitization trusts (recorded at fair value) were removed with the deconsolidation of the securitization trusts on September 30, 2014.

At March 31, 2015, education loans include 1,604 TDRs with a recorded investment of approximately $18 million (pre-modification and post-modification). A specifically allocated allowance of $1 million was assigned to these loans as of March 31, 2015. There have been no significant payment defaults. There are no significant commitments outstanding to lend additional funds to these borrowers. Additional information regarding TDR classification and ALLL methodology is provided in Note 4 (“Asset Quality”).

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

The trust assets can be used only to settle the obligations or securities the trusts issue; the assets cannot be sold and the liabilities cannot be transferred. The loans in the trusts consist of both private and government-guaranteed loans. The security holders or beneficial interest holders do not have recourse to Key. We no longer have economic interest or risk of loss associated with these education loan securitization trusts as of September 30, 2014, and therefore, the securitization trusts were deconsolidated. During the second quarter of 2014, additional market information became available. Based on this information and our related internal analysis, we adjusted certain assumptions related to valuing the loans in the securitization trusts. As a result, we recognized a net after-tax loss of $22 million during the second quarter of 2014 related to the fair value of the loans and securities in the securitization trusts. These losses resulted in a reduction in the value of our economic interest in these trusts. We record all income and expense (including fair value adjustments) through “income (loss) from discontinued operations, net of tax” on our income statement.

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

At March 31, 2015, there were $186 million of loans that were previously purchased from three of the outstanding securitizations trusts pursuant to the legal terms of these particular trusts. These loans are held as portfolio loans and continue to be accounted for at fair value. These portfolio loans were valued using an internal discounted cash flow model, which was affected by assumptions for defaults, loss severity, discount rates, and prepayments. These portfolio loans are considered Level 3 assets since we rely on unobservable inputs when determining fair value. Our valuation process for these loans as well as the trust loans and securities is discussed in more detail below. Portfolio loans accounted for at fair value had a value of $187 million at March 31, 2015, $191 million at December 31, 2014, and $143 million at March 31, 2014.

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

The following table shows the significant unobservable inputs used to measure the fair value of the education loan securitization trust loans and securities and the portfolio loans accounted for at fair value as of March 31, 2015, December 31, 2014, and March 31, 2014:

March 31, 2015 dollars in millions	Fair Value of Level 3 Assets and Liabilities	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
Portfolio loans accounted for at fair value	$187	Discounted cash flow	Prepayment speed	5.40 - 10.20% (7.04%)
			Loss severity	2.00 - 77.00% (27.66%)
			Discount rate	3.70 - 3.80% (3.71%)
			Default rate	1.40 - 1.70% (1.60%)

December 31, 2014 dollars in millions	Fair Value of Level 3 Assets and Liabilities	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
Portfolio loans accounted for at fair value	$191	Discounted cash flow	Prepayment speed	5.40 - 5.60% (5.50%)
			Loss severity	2.00 - 77.00% (25.66%)
			Discount rate	3.90 - 4.00% (3.92%)
			Default rate	.86 - 1.70% (1.12%)

March 31, 2014 dollars in millions	Fair Value of Level 3 Assets and Liabilities	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
Trust loans and portfolio loans accounted for at fair value	$2,036	Discounted cash flow	Prepayment speed	4.00 - 13.50% (6.62%)
			Loss severity	2.00 - 79.50% (53.89%)
			Discount rate	2.40 - 10.50% (3.51%)
			Default rate	8.05 - 23.87% (18.65%)

Trust securities	1,796	Discounted cash flow	Discount rate	1.60 - 3.50% (2.55%)

The following table shows the principal and fair value amounts for our trust loans at fair value, portfolio loans at fair value, and portfolio loans at carrying value at March 31, 2015, December 31, 2014, and March 31, 2014. Our policies for determining past due loans, placing loans on nonaccrual, applying payments on nonaccrual loans, and resuming accrual of interest are disclosed in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Nonperforming Loans” beginning on page 116 of our 2014 Form 10-K.

	March 31, 2015		December 31, 2014		March 31, 2014
in millions	Principal	Fair Value	Principal	Fair Value	Principal	Fair Value
Trust loans at fair value
Accruing loans past due 90 days or more	—	—	—	—	$25	$25
Loans placed on nonaccrual status	—	—	—	—	10	10
Portfolio loans at fair value
Accruing loans past due 90 days or more	$5	$5	$5	$5	$7	$7
Loans placed on nonaccrual status	—	—	—	—	—	—
Portfolio loans at carrying value
Accruing loans past due 90 days or more	$27	N/A	$29	N/A	$32	N/A
Loans placed on nonaccrual status	8	N/A	11	N/A	8	N/A

The following table shows the consolidated trusts’ assets and liabilities at fair value and the portfolio loans at fair value and their related contractual values as of March 31, 2015, December 31, 2014, and March 31, 2014.

	March 31, 2015		December 31, 2014		March 31, 2014
in millions	Contractual Amount	Fair Value	Contractual Amount	Fair Value	Contractual Amount	Fair Value
ASSETS
Portfolio loans	$186	$187	$192	$191	$136	$143
Trust loans	—	—	—	—	1,889	1,893
Trust other assets	—	—	—	—	19	19
LIABILITIES
Trust securities	—	—	—	—	$1,904	$1,796
Trust other liabilities	—	—	—	—	20	20

The following tables present the assets and liabilities of the consolidated education loan securitization trusts measured at fair value as well as the portfolio loans that are measured at fair value on a recurring basis at March 31, 2015, December 31, 2014, and March 31, 2014.

March 31, 2015 in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Portfolio loans	—	—	$187	$187

Total assets on a recurring basis at fair value	—	—	$187	$187

December 31, 2014 in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Portfolio loans	—	—	$191	$191

Total assets on a recurring basis at fair value	—	—	$191	$191

March 31, 2014 in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Portfolio loans	—	—	$143	$143
Trust loans	—	—	1,893	1,893
Trust other assets	—	—	19	19

Total assets on a recurring basis at fair value	—	—	$2,055	$2,055

LIABILITIES MEASURED ON A RECURRING BASIS
Trust securities	—	—	$1,796	$1,796
Trust other liabilities	—	—	20	20

Total liabilities on a recurring basis at fair value	—	—	$1,816	$1,816

The following table shows the change in the fair values of the Level 3 consolidated education loan securitization trusts and portfolio loans for the three-month periods ended March 31, 2015, and March 31, 2014.

in millions	Portfolio Student Loans	Trust Student Loans	Trust Other Assets	Trust Securities	Trust Other Liabilities
Balance at December 31, 2014	$191	—	—	—	—
Gains (losses) recognized in earnings (a)	3	—	—	—	—
Purchases	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(7)	—	—	—	—

Balance at March 31, 2015 (b)	$187	—	—	—	—

Balance at December 31, 2013	$147	$1,960	$20	$1,834	$20
Gains (losses) recognized in earnings (a)	—	2	—	16	—
Purchases	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(4)	(69)	(1)	(54)	—

Balance at March 31, 2014 (b)	$143	$1,893	$19	$1,796	$20

(a)	Gains (losses) were driven primarily by fair value adjustments.
(b)	There were no issuances, transfers into Level 3, or transfers out of Level 3 for the three-month periods ended March 31, 2015, and March 31, 2014.

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

The results of this discontinued business are included in “income (loss) from discontinued operations, net of taxes” on the income statement. The components of “income (loss) from discontinued operations, net of taxes” for Victory, which includes the additional gain recorded as of March 31, 2014, on the sale of this business, are as follows:

	Three months ended March 31,
in millions	2015	2014
Net interest income	—	$1
Noninterest income	—	10
Noninterest expense	—	—

Income (loss) before income taxes	—	11
Income taxes	—	4

Income (loss) from discontinued operations, net of taxes	—	$7

The discontinued assets and liabilities of Victory included on the balance sheet are as follows:

in millions	March 31, 2015	December 31, 2014	March 31, 2014
Seller note (a)	—	—	$28

Total assets	—	—	$28

Accrued expense and other liabilities	—	—	—

Total liabilities	—	—	—

(a)	At March 31, 2014, the only remaining asset of Victory was the Seller note. The Seller note was paid off during the fourth quarter of 2014.

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

The results of this discontinued business are included in “income (loss) from discontinued operations, net of taxes” on the income statement. The components of “income (loss) from discontinued operations, net of taxes” for Austin are as follows:

	Three months ended March 31,
in millions	2015	2014
Noninterest expense	—	$4

Income (loss) before income taxes	—	(4)
Income taxes	—	(2)

Income (loss) from discontinued operations, net of taxes	—	$(2)

The discontinued assets and liabilities of Austin included on the balance sheet are as follows:

in millions	March 31, 2015	December 31, 2014	March 31, 2014
Cash and due from banks	$15	$19	$19

Total assets	$15	$19	$19

Accrued expense and other liabilities	—	$3	$3

Total liabilities	—	$3	$3

Combined discontinued operations. The combined results of the discontinued operations are as follows:

	Three months ended March 31,
in millions	2015	2014
Net interest income	$10	$24
Provision for credit losses	2	4

Net interest income after provision for credit losses	8	20
Noninterest income	4	(4)
Noninterest expense	4	10

Income (loss) before income taxes	8	6
Income taxes	3	2

Income (loss) from discontinued operations, net of taxes (a)	$5	$4

(a)	Includes after-tax charges of $6 million and $9 million for the three-month periods ended March 31, 2015, and March 31, 2014, respectively, determined by applying a matched funds transfer pricing methodology to the liabilities assumed necessary to support the discontinued operations.

The combined assets and liabilities of the discontinued operations are as follows:

in millions	March 31, 2015	December 31, 2014	March 31, 2014
Cash and due from banks	$15	$19	$19
Held-to-maturity securities	1	1	—
Seller note	—	—	28
Trust loans at fair value	—	—	1,893
Portfolio loans at fair value	187	191	143
Loans, net of unearned income (a)	2,032	2,104	2,318
Less: Allowance for loan and lease losses	25	29	34

Net loans	2,194	2,266	4,320
Trust accrued income and other assets at fair value	—	—	19
Accrued income and other assets	36	38	41

Total assets	$2,246	$2,324	$4,427

Trust accrued expense and other liabilities at fair value	—	—	$20
Accrued expense and other liabilities	—	$3	3
Trust securities at fair value	—	—	1,796

Total liabilities	—	$3	$1,819

(a)	At March 31, 2015, December 31, 2014, and March 31, 2014, unearned income was less than $1 million.

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

During the third quarter of 2014, our broker-dealer subsidiary, KeyBanc Capital Markets, Inc. (“KBCM”), moved from a self-clearing organization to using a third-party organization for clearing purposes. In connection with this change, KBCM became an introducing broker-dealer, whereby it no longer needs to fund its business operations by entering into repurchase, reverse repurchase, or securities borrowed agreements. KBCM had no securities financing agreements outstanding at March 31, 2015.

The following table summarizes our securities financing agreements at March 31, 2015, December 31, 2014, and March 31, 2014:

	March 31, 2015
in millions	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts
Offsetting of financial assets:
Reverse repurchase agreements	$2	$(2)	—	—
Securities borrowed	—	—	—	—

Total	$2	$(2)	—	—

Offsetting of financial liabilities:
Repurchase agreements	$4	$(2)	$(2)	—

Total	$4	$(2)	$(2)	—

	December 31, 2014
in millions	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts
Offsetting of financial assets:
Reverse repurchase agreements	$3	$(1)	$(2)	—
Securities borrowed	—	—	—	—

Total	$3	$(1)	$(2)	—

Offsetting of financial liabilities:
Repurchase agreements	$1	$(1)	—	—

Total	$1	$(1)	—	—

	March 31, 2014
in millions	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts
Offsetting of financial assets:
Reverse repurchase agreements	$442	$(306)	$(126)	$10
Securities borrowed	3	—	(3)	—

Total	$445	$(306)	$(129)	$10

Offsetting of financial liabilities:
Repurchase agreements	$568	$(306)	$(262)	—

Total	$568	$(306)	$(262)	—

(a)	Netting adjustments take into account the impact of master netting agreements that allow us to settle with a single counterparty on a net basis.
(b)	These adjustments take into account the impact of bilateral collateral agreements that allow us to offset the net positions with the related collateral. The application of collateral cannot reduce the net position below zero. Therefore, excess collateral, if any, is not reflected above.

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

The components of net pension cost (benefit) for all funded and unfunded plans are as follows:

	Three months ended March 31,
in millions	2015	2014
Interest cost on PBO	$10	$12
Expected return on plan assets	(14)	(17)
Amortization of losses	4	4

Net pension cost (benefit)	—	$(1)

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

The components of net postretirement benefit cost for all funded and unfunded plans are as follows:

	Three months ended March 31,
in millions	2015	2014
Interest cost on APBO	$1	$1
Expected return on plan assets	(1)	(1)

Net postretirement benefit cost	—	—

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

As of March 31, 2015, the trust preferred securities issued by the KeyCorp capital trusts represent $85 million, or .9%, of our total qualifying Tier 1 capital, net of goodwill.

The trust preferred securities, common stock, and related debentures are summarized as follows:

dollars in millions	Trust Preferred Securities, Net of Discount (a)	Common Stock	Principal Amount of Debentures, Net of Discount (b)	Interest Rate of Trust Preferred Securities and Debentures (c)	Maturity of Trust Preferred Securities and Debentures
March 31, 2015
KeyCorp Capital I	$156	$6	$162	.995%	2028
KeyCorp Capital II	112	4	116	6.875	2029
KeyCorp Capital III	146	4	150	7.750	2029

Total	$414	$14	$428	4.968%	—

December 31, 2014	$408	$14	$422	4.926%	—

March 31, 2014	$391	$14	$405	4.823%	—

(a)	The trust preferred securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of trust preferred securities carries an interest rate identical to that of the related debenture. Certain trust preferred securities include basis adjustments related to fair value hedges totaling $74 million at March 31, 2015, $68 million at December 31, 2014, and $51 million at March 31, 2014. See Note 7 (“Derivatives and Hedging Activities”) for an explanation of fair value hedges.
(b)	We have the right to redeem these debentures. If the debentures purchased by KeyCorp Capital I are redeemed before they mature, the redemption price will be the principal amount, plus any accrued but unpaid interest. If the debentures purchased by KeyCorp Capital II or KeyCorp Capital III are redeemed before they mature, the redemption price will be the greater of: (i) the principal amount, plus any accrued but unpaid interest, or (ii) the sum of the present values of principal and interest payments discounted at the Treasury Rate (as defined in the applicable indenture), plus 20 basis points for KeyCorp Capital II or 25 basis points for KeyCorp Capital III or 50 basis points in the case of redemption upon either a tax or a capital treatment event for either KeyCorp Capital II or KeyCorp Capital III, plus any accrued but unpaid interest. The principal amount of certain debentures includes basis adjustments related to fair value hedges totaling $74 million at March 31, 2015, $68 million at December 31, 2014, and $51 million at March 31, 2014. See Note 7 for an explanation of fair value hedges. The principal amount of debentures, net of discounts, is included in “long-term debt” on the balance sheet.
(c)	The interest rates for the trust preferred securities issued by KeyCorp Capital II and KeyCorp Capital III are fixed. KeyCorp Capital I has a floating interest rate, equal to three-month LIBOR plus 74 basis points, that reprices quarterly. The total interest rates are weighted-average rates.

15. Contingent Liabilities and Guarantees

Legal Proceedings

See Note 20 (“Commitments, Contingent Liabilities and Guarantees”) under the heading “Legal Proceedings” on page 206 of our 2014 Form 10-K for a description of a proceeding styled In re: Checking Account Overdraft Litigation.

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

Guarantees

We are a guarantor in various agreements with third parties. The following table shows the types of guarantees that we had outstanding at March 31, 2015. Information pertaining to the basis for determining the liabilities recorded in connection with these guarantees is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Guarantees” beginning on page 124 of our 2014 Form 10-K.

March 31, 2015 in millions	Maximum Potential Undiscounted Future Payments	Liability Recorded
Financial guarantees:
Standby letters of credit	$11,426	$64
Recourse agreement with FNMA	1,547	4
Return guarantee agreement with LIHTC investors	4	4
Written put options (a)	2,139	128

Total	$15,116	$200

(a)	The maximum potential undiscounted future payments represent notional amounts of derivatives qualifying as guarantees.

We determine the payment/performance risk associated with each type of guarantee described below based on the probability that we could be required to make the maximum potential undiscounted future payments shown in the preceding table. We use a scale of low (0-30% probability of payment), moderate (31-70% probability of payment), or high (71-100% probability of payment) to assess the payment/performance risk, and have determined that the payment/performance risk associated with each type of guarantee outstanding at March 31, 2015, is low.

Standby letters of credit. KeyBank issues standby letters of credit to address clients’ financing needs. These instruments obligate us to pay a specified third party when a client fails to repay an outstanding loan or debt instrument or fails to perform some contractual nonfinancial obligation. Any amounts drawn under standby letters of credit are treated as loans to the client; they bear interest (generally at variable rates) and pose the same credit risk to us as a loan. At March 31, 2015, our standby letters of credit had a remaining weighted-average life of 3 years, with remaining actual lives ranging from less than one year to as many as 12 years.

Recourse agreement with FNMA. We participate as a lender in the FNMA Delegated Underwriting and Servicing program. FNMA delegates responsibility for originating, underwriting, and servicing mortgages, and we assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan that we sell to FNMA. We maintain a reserve for such potential losses in an amount that we believe approximates the fair value of our liability. At March 31, 2015, the outstanding commercial mortgage loans in this program had a weighted-average remaining term of 7.5 years, and the unpaid principal balance outstanding of loans sold by us as a participant was $5.1 billion. As shown in the preceding table, the maximum potential amount of undiscounted future payments that we could be required to make under this program is equal to approximately one-third of the principal balance of loans outstanding at March 31, 2015. If we are required to make a payment, we would have an interest in the collateral underlying the related commercial mortgage loan; any loss we incur could be offset by the amount of any recovery from the collateral.

Return guarantee agreement with LIHTC investors. KAHC, a subsidiary of KeyBank, offered limited partnership interests to qualified investors. Partnerships formed by KAHC invested in low-income residential rental properties that qualify for federal low-income housing tax credits under Section 42 of the Internal Revenue Code. In certain partnerships, investors paid a fee to KAHC for a guaranteed return that is based on the financial performance of the property and the property’s confirmed LIHTC status throughout a 15-year compliance period. Typically, KAHC fulfills these guaranteed returns by distributing tax credits and deductions associated with the specific properties. If KAHC defaults on its obligation to provide the guaranteed return, KeyBank is obligated to make any necessary payments to investors. No recourse or collateral is available to offset our guarantee obligation other than the underlying income streams from the properties and the residual value of the operating partnership interests.

As shown in the previous table, KAHC maintained a reserve in the amount of $4 million at March 31, 2015, which is sufficient to cover estimated future obligations under the guarantees. The maximum exposure to loss reflected in the table represents undiscounted future payments due to investors for the return on and of their investments.

These guarantees have expiration dates that extend through 2018, but KAHC has not formed any new partnerships under this program since October 2003. Additional information regarding these partnerships is included in Note 9 (“Variable Interest Entities”).

Written put options. In the ordinary course of business, we “write” put options for clients that wish to mitigate their exposure to changes in interest rates and commodity prices. At March 31, 2015, our written put options had an average life of 2 years. These instruments are considered to be guarantees, as we are required to make payments to the counterparty (the client) based on changes in an underlying variable that is related to an asset, a liability, or an equity security that the client holds. We are obligated to pay the client if the applicable benchmark interest rate or commodity price is above or below a specified level (known as the “strike rate”). These written put options are accounted for as derivatives at fair value, as further discussed in Note 7 (“Derivatives and Hedging Activities”). We mitigate our potential future payment obligations by entering into offsetting positions with third parties.

Written put options where the counterparty is a broker-dealer or bank are accounted for as derivatives at fair value but are not considered guarantees since these counterparties typically do not hold the underlying instruments. In addition, we are a purchaser and seller of credit derivatives, which are further discussed in Note 7.

Default guarantees. Some lines of business participate in guarantees that obligate us to perform if the debtor (typically a client) fails to satisfy all of its payment obligations to third parties. We generally undertake these guarantees for one of two possible reasons: (i) either the risk profile of the debtor should provide an investment return, or (ii) we are supporting our underlying investment in the debtor. We do not hold collateral for the default guarantees. If we were required to make a payment under a guarantee, we would receive a pro rata share should the third party collect some or all of the amounts due from the debtor. At March 31, 2015, we did not have any default guarantees.

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

16. Accumulated Other Comprehensive Income

Our changes in AOCI for the three months ended March 31, 2015, and March 31, 2014, are as follows:

in millions	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative financial instruments	Foreign currency translation adjustment	Net pension and postretirement benefit costs	Total
Balance at December 31, 2014	$(4)	$(8)	$22	$(366)	$(356)
Other comprehensive income before reclassification, net of income taxes	55	45	(13)	—	87
Amounts reclassified from accumulated other comprehensive income, net of income taxes (a)	—	(13)	—	3	(10)

Net current-period other comprehensive income, net of income taxes	55	32	(13)	3	77

Balance at March 31, 2015	$51	$24	$9	$(363)	$(279)

Balance at December 31, 2013	$(63)	$(11)	$42	$(320)	$(352)
Other comprehensive income before reclassification, net of income taxes	29	7	—	—	36
Amounts reclassified from accumulated other comprehensive income, net of income taxes (a)	—	(8)	(2)	2	(8)

Net current-period other comprehensive income, net of income taxes	29	(1)	(2)	2	28

Balance at March 31, 2014	$(34)	$(12)	$40	$(318)	$(324)

(a)	See table below for details about these reclassifications.

Our reclassifications out of AOCI for the three months ended March 31, 2015, and March 31, 2014, are as follows:

Three months ended March 31, 2015 in millions	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains (losses) on derivative financial instruments
Interest rate	$22	Interest income — Loans
Interest rate	(1)	Interest expense — Long term debt

	21	Income (loss) from continuing operations before income taxes
	8	Income taxes

	$13	Income (loss) from continuing operations

Net pension and postretirement benefit costs
Amortization of losses	$(4)	Personnel expense

	(4)	Income (loss) from continuing operations before income taxes
	(1)	Income taxes

	$(3)	Income (loss) from continuing operations

Three months ended March 31, 2014 in millions	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains (losses) on derivative financial instruments
Interest rate	$15	Interest income — Loans
Interest rate	(1)	Interest expense — Long term debt

	14	Income (loss) from continuing operations before income taxes
	6	Income taxes

	$8	Income (loss) from continuing operations

Foreign currency translation adjustment
	$3	Corporate services income

	3	Income (loss) from continuing operations before income taxes
	1	Income taxes

	$2	Income (loss) from continuing operations

Net pension and postretirement benefit costs
Amortization of losses	$(4)	Personnel expense

	(4)	Income (loss) from continuing operations before income taxes
	(2)	Income taxes

	$(2)	Income (loss) from continuing operations

17. Shareholders’ Equity

Comprehensive Capital Plan

During the first quarter of 2015, we completed $208 million of common share repurchases under our 2014 capital plan, which expired on March 31, 2015. On March 11, 2015, the Federal Reserve announced that it did not object to our 2015 capital plan submitted as part of the annual CCAR process. The 2015 capital plan includes a common share repurchase program of up to $725 million. Share repurchases under the capital plan have been authorized by our Board and include repurchases to offset issuances of common shares under our employee compensation plans. Common share repurchases under the 2015 capital plan, which began in the second quarter of 2015, are expected to be executed through the second quarter of 2016.

Our 2015 capital plan also proposed an increase in our quarterly common share dividend from $.065 to $.075 per share, which will be evaluated by our Board in May. An additional potential increase in our quarterly common share dividend, up to $.085 per share, will be considered by the Board in 2016 for the fifth quarter of the 2015 capital plan.

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

Other Segments

Other Segments consist of Corporate Treasury, Principal Investing, and various exit portfolios.

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

The table on the following pages shows selected financial data for our major business segments for the three-month periods ended March 31, 2015, and March 31, 2014.

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

The selected financial data is based on internal accounting policies designed to compile results on a consistent basis and in a manner that reflects the underlying economics of the businesses. In accordance with our policies:

•	Net interest income is determined by assigning a standard cost for funds used or a standard credit for funds provided based on their assumed maturity, prepayment, and/or repricing characteristics.

•	Indirect expenses, such as computer servicing costs and corporate overhead, are allocated based on assumptions regarding the extent to which each line of business actually uses the services.

•	The consolidated provision for credit losses is allocated among the lines of business primarily based on their actual net loan charge-offs, adjusted periodically for loan growth and changes in risk profile. The amount of the consolidated provision is based on the methodology that we use to estimate our consolidated ALLL. This methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” beginning on page 117 of our 2014 Form 10-K.

•	Income taxes are allocated based on the statutory federal income tax rate of 35% and a blended state income tax rate (net of the federal income tax benefit) of 2.2%.

•	Capital is assigned to each line of business based on economic equity.

Developing and applying the methodologies that we use to allocate items among our lines of business is a dynamic process. Accordingly, financial results may be revised periodically to reflect enhanced alignment of expense base allocation drivers, changes in the risk profile of a particular business, or changes in our organizational structure.

Three months ended March 31,	Key Community Bank		Key Corporate Bank
dollars in millions	2015	2014	2015	2014
SUMMARY OF OPERATIONS
Net interest income (TE)	$358	$363	$213	$196
Noninterest income	191	183	188	196

Total revenue (TE) (a)	549	546	401	392
Provision for credit losses	29	11	8	(3)
Depreciation and amortization expense	15	17	10	7
Other noninterest expense	425	419	207	195

Income (loss) from continuing operations before income taxes (TE)	80	99	176	193
Allocated income taxes and TE adjustments	30	37	49	57

Income (loss) from continuing operations	50	62	127	136
Income (loss) from discontinued operations, net of taxes	—	—	—	—

Net income (loss)	50	62	127	136
Less: Net income (loss) attributable to noncontrolling interests	—	—	1	—

Net income (loss) attributable to Key	$50	$62	$126	$136

AVERAGE BALANCES (b)
Loans and leases	$30,662	$29,797	$24,722	$21,991
Total assets (a)	32,716	31,918	30,297	27,171
Deposits	50,417	49,910	18,567	15,993
OTHER FINANCIAL DATA
Net loan charge-offs (b)	$28	$28	$(4)	$(12)
Return on average allocated equity (b)	7.38%	8.97%	27.44%	35.65%
Return on average allocated equity	7.38	8.97	27.44	35.65
Average full-time equivalent employees (c)	7,475	7,698	2,064	1,916

(a)	Substantially all revenue generated by our major business segments is derived from clients that reside in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software, and goodwill held by our major business segments, are located in the United States.
(b)	From continuing operations.
(c)	The number of average full-time equivalent employees was not adjusted for discontinued operations.

Other Segments		Total Segments		Reconciling Items		Key
2015	2014	2015	2014	2015	2014	2015	2014

$4	$10	$575	$569	$2	—	$577	$569
63	55	442	434	(5)	$1	437	435

67	65	1,017	1,003	(3)	1	1,014	1,004
(3)	(4)	34	4	1	2	35	6
2	3	27	27	37	38	64	65
13	22	645	636	(40)	(39)	605	597

55	44	311	336	(1)	—	310	336
9	7	88	101	(8)	(3)	80	98

46	37	223	235	7	3	230	238
—	—	—	—	5	4	5	4

46	37	223	235	12	7	235	242
1	—	2	—	—	—	2	—

$45	$37	$221	$235	$12	$7	$233	$242

$2,044	$2,913	$57,428	$54,701	$84	$45	$57,512	$54,746
25,938	25,908	88,951	84,997	678	660	89,629	85,657
466	575	69,450	66,478	(81)	(184)	69,369	66,294

$4	$4	$28	$20	—	—	$28	$20
43.98%	29.14%	17.84%	19.59%	.51%	.22%	8.75%	9.31%
43.98	29.14	17.84	19.59	.88	.52	8.94	9.46
16	72	9,555	9,686	4,036	4,369	13,591	14,055

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of KeyCorp

We have reviewed the consolidated balance sheets of KeyCorp as of March 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the three-month periods ended March 31, 2015 and 2014. These financial statements are the responsibility of KeyCorp’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of KeyCorp as of December 31, 2014, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the year then ended (not presented herein) and we expressed an unqualified opinion on those consolidated financial statements in our report dated March 2, 2015. In our opinion, the accompanying consolidated balance sheet of KeyCorp as of December 31, 2014, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Cleveland, Ohio
May 5, 2015	/s/ Ernst & Young LLP

Item 2. Management’s Discussion & Analysis of Financial Condition & Results of Operations

Introduction

This section reviews the financial condition and results of operations of KeyCorp and its subsidiaries for the quarterly periods ended March 31, 2015, and March 31, 2014. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. When you read this discussion, you should also refer to the consolidated financial statements and related notes in this report. The page locations of specific sections and notes that we refer to are presented in the table of contents.

References to our “2014 Form 10-K” refer to our Form 10-K for the year ended December 31, 2014, which has been filed with the SEC and is available on its website (www.sec.gov) and on our website (www.key.com/ir).

Terminology

Throughout this discussion, references to “Key,” “we,” “our,” “us,” and similar terms refer to the consolidated entity consisting of KeyCorp and its subsidiaries. “KeyCorp” refers solely to the parent holding company, and “KeyBank” refers to KeyCorp’s subsidiary bank, KeyBank National Association.

We want to explain some industry-specific terms at the outset so you can better understand the discussion that follows.

•	We use the phrase continuing operations in this document to mean all of our businesses other than the education lending business, Victory, and Austin. The education lending business and Austin have been accounted for as discontinued operations since 2009. Victory was classified as a discontinued operation in our first quarter 2013 financial reporting as a result of the sale of this business as announced on February 21, 2013, and closed on July 31, 2013.

•	Our exit loan portfolios are separate from our discontinued operations. These portfolios, which are in a run-off mode, stem from product lines we decided to cease because they no longer fit with our corporate strategy. These exit loan portfolios are included in Other Segments.

•	We engage in capital markets activities primarily through business conducted by our Key Corporate Bank segment. These activities encompass a variety of products and services. Among other things, we trade securities as a dealer, enter into derivative contracts (both to accommodate clients’ financing needs and to mitigate certain risks), and conduct transactions in foreign currencies (both to accommodate clients’ needs and to benefit from fluctuations in exchange rates).

•	For regulatory purposes, capital is divided into two classes. Federal regulations currently prescribe that at least one-half of a bank or BHC’s total risk-based capital must qualify as Tier 1 capital. Both total and Tier 1 capital serve as bases for several measures of capital adequacy, which is an important indicator of financial stability and condition. As described under the heading “Regulatory capital and liquidity – Capital planning and stress testing” in the section entitled “Supervision and Regulation” that begins on page 9 of our 2014 Form 10-K, the regulators are required to conduct a supervisory capital assessment of all BHCs with assets of at least $50 billion, including KeyCorp. As part of this capital adequacy review, banking regulators evaluate a component of Tier 1 capital, known as Tier 1 common equity, using the definitions of Tier 1 capital and total risk-weighted assets as in effect in 2014, as well as a transition plan for full implementation of the Regulatory Capital Rules. The section entitled “Capital adequacy” provides more information on total capital, Tier 1 capital, Tier 1 common equity, and the Regulatory Capital Rules, including Common Equity Tier 1, and describes how these measures are calculated.

Additionally, a comprehensive list of the acronyms and abbreviations used throughout this discussion is included in Note 1 (“Basis of Presentation”).

Selected financial data

Our financial performance for each of the last five quarters is summarized in Figure 1.

Figure 1. Selected Financial Data

	2015	2014
dollars in millions, except per share amounts	First	Fourth	Third	Second	First
FOR THE PERIOD
Interest income	$636	$646	$639	$639	$630
Interest expense	65	64	64	66	67
Net interest income	571	582	575	573	563
Provision for credit losses	35	22	19	12	4
Noninterest income	437	490	417	455	435
Noninterest expense	669	704	706	687	664
Income (loss) from continuing operations before income taxes	304	346	267	329	330
Income (loss) from continuing operations attributable to Key	228	251	203	247	238
Income (loss) from discontinued operations, net of taxes (a)	5	2	(17)	(28)	4
Net income (loss) attributable to Key	233	253	186	219	242
Income (loss) from continuing operations attributable to Key common shareholders	222	246	197	242	232
Income (loss) from discontinued operations, net of taxes (a)	5	2	(17)	(28)	4
Net income (loss) attributable to Key common shareholders	227	248	180	214	236

PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.26	$.29	$.23	$.28	$.26
Income (loss) from discontinued operations, net of taxes (a)	.01	—	(.02)	(.03)	—
Net income (loss) attributable to Key common shareholders (b)	.27	.29	.21	.24	.27
Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$.26	$.28	$.23	$.27	$.26
Income (loss) from discontinued operations, net of taxes — assuming dilution (a)	.01	—	(.02)	(.03)	—
Net income (loss) attributable to Key common shareholders — assuming dilution (b)	.26	.28	.21	.24	.26
Cash dividends paid	.065	.065	.065	.065	.055
Book value at period end	12.12	11.91	11.74	11.65	11.43
Tangible book value at period end	10.84	10.65	10.47	10.50	10.28
Market price:
High	14.74	14.18	14.62	14.59	14.70
Low	12.04	11.55	12.97	12.90	12.25
Close	14.16	13.90	13.33	14.33	14.24
Weighted-average common shares outstanding (000)	848,580	858,811	867,350	875,298	884,727
Weighted-average common shares and potential common shares outstanding (000) (c)	857,122	886,186	874,122	902,137	891,890

AT PERIOD END
Loans	$57,953	$57,381	$56,155	$55,600	$55,445
Earning assets	82,624	82,269	78,310	78,457	77,692
Total assets	94,206	93,821	89,784	91,798	90,802
Deposits	71,622	71,998	68,456	67,799	67,266
Long-term debt	8,713	7,875	7,172	8,213	7,712
Key common shareholders’ equity	10,313	10,239	10,195	10,213	10,112
Key shareholders’ equity	10,603	10,530	10,486	10,504	10,403

PERFORMANCE RATIOS — FROM CONTINUING OPERATIONS
Return on average total assets	1.03%	1.12%	.92%	1.14%	1.13%
Return on average common equity	8.76	9.50	7.68	9.55	9.33
Return on average tangible common equity (d)	9.80	10.64	8.55	10.60	10.38
Net interest margin (TE)	2.91	2.94	2.96	2.98	3.00
Cash efficiency ratio (d)	65.1	64.4	69.7	65.6	65.1

PERFORMANCE RATIOS — FROM CONSOLIDATED OPERATIONS
Return on average total assets	1.03%	1.10%	.81%	.96%	1.09%
Return on average common equity	8.96	9.58	7.01	8.44	9.50
Return on average tangible common equity (d)	10.02	10.72	7.81	9.37	10.56
Net interest margin (TE)	2.88	2.93	2.94	2.94	2.95
Loan-to-deposit (e)	86.9	84.6	87.4	87.1	87.5

CAPITAL RATIOS AT PERIOD END
Key shareholders’ equity to assets	11.26%	11.22%	11.68%	11.44%	11.46%
Key common shareholders’ equity to assets	10.95	10.91	11.36	11.13	11.14
Tangible common equity to tangible assets (d)	9.92	9.88	10.26	10.15	10.14
Common Equity Tier 1 (d)	10.64	N/A	N/A	N/A	N/A
Tier 1 common equity (d)	N/A	11.17	11.26	11.25	11.27
Tier 1 risk-based capital	11.04	11.90	12.01	11.99	12.01
Total risk-based capital	12.79	13.89	14.10	14.14	14.23
Leverage	10.91	11.26	11.15	11.24	11.30

TRUST AND BROKERAGE ASSETS
Assets under management	$39,281	$39,157	$39,283	$39,669	$38,893
Nonmanaged and brokerage assets	49,508	49,147	48,273	48,728	47,396

OTHER DATA
Average full-time-equivalent employees	13,591	13,590	13,905	13,867	14,055
Branches	992	994	997	1,009	1,027

(a)	In April 2009, we decided to wind down the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers. In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. In February 2013, we decided to sell Victory to a private equity fund. As a result of these decisions, we have accounted for these businesses as discontinued operations. For further discussion regarding the income (loss) from discontinued operations, see Note 11 (“Acquisitions and Discontinued Operations”).
(b)	EPS may not foot due to rounding.
(c)	Assumes conversion of common share options and other stock awards and/or convertible preferred stock, as applicable.
(d)	See Figure 7 entitled “GAAP to Non-GAAP Reconciliations,” which presents the computations of certain financial measures related to “tangible common equity,” “Common Equity Tier 1” (compliance date of January 1, 2015, under the Regulatory Capital Rules), “Tier 1 common equity” (prior to January 1, 2015), and “cash efficiency.” The table reconciles the GAAP performance measures to the corresponding non-GAAP measures, which provides a basis for period-to-period comparisons.
(e)	Represents period-end consolidated total loans and loans held for sale (excluding education loans in the securitizations trusts for periods prior to September 30, 2014) divided by period-end consolidated total deposits (excluding deposits in foreign office).

Forward-looking statements

From time to time, we have made or will make forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements do not relate strictly to historical or current facts. Forward-looking statements usually can be identified by the use of words such as “goal,” “objective,” “plan,” “expect,” “assume,” “anticipate,” “intend,” “project,” “believe,” “estimate,” or other words of similar meaning. Forward-looking statements provide our current expectations or forecasts of future events, circumstances, results or aspirations. Our disclosures in this report contain forward-looking statements. We may also make forward-looking statements in other documents filed with or furnished to the SEC. In addition, we may make forward-looking statements orally to analysts, investors, representatives of the media, and others.

Forward-looking statements, by their nature, are subject to assumptions, risks, and uncertainties, many of which are outside of our control. Our actual results may differ materially from those set forth in our forward-looking statements. There is no assurance that any list of risks and uncertainties or risk factors is complete. Factors that could cause our actual results to differ from those described in forward-looking statements include, but are not limited to:

•	deterioration of commercial real estate market fundamentals;

•	defaults by our loan counterparties or clients;

•	adverse changes in credit quality trends;

•	declining asset prices;

•	our concentrated credit exposure in commercial, financial and agricultural loans;

•	the extensive and increasing regulation of the U.S. financial services industry;

•	changes in accounting policies, standards, and interpretations;

•	breaches of security or failures of our technology systems due to technological or other factors and cybersecurity threats;

•	operational or risk management failures by us or critical third parties;

•	negative outcomes from claims or litigation;

•	the occurrence of natural or man-made disasters or conflicts or terrorist attacks;

•	increasing capital and liquidity standards under applicable regulatory rules;

•	unanticipated changes in our liquidity position, including but not limited to, changes in the cost of liquidity, our ability to enter the financial markets, and to secure alternative funding sources;

•	our ability to receive dividends from our subsidiary, KeyBank;

•	downgrades in our credit ratings or those of KeyBank;

•	a reversal of the U.S. economic recovery due to financial, political, or other shocks;

•	our ability to anticipate interest rate changes and manage interest rate risk;

•	deterioration of economic conditions in the geographic regions where we operate;

•	the soundness of other financial institutions;

•	our ability to attract and retain talented executives and employees and to manage our reputational risks;

•	our ability to timely and effectively implement our strategic initiatives;

•	increased competitive pressure due to industry consolidation;

•	unanticipated adverse effects of strategic partnerships or acquisitions and dispositions of assets or businesses; and

•	our ability to develop and effectively use the quantitative models we rely upon in our business planning.

Any forward-looking statements made by us or on our behalf speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement to reflect the impact of subsequent events or circumstances. Before making an investment decision, you should carefully consider all risks and uncertainties disclosed in our SEC filings, including this report on Form 10-Q and our subsequent reports on Forms 8-K, 10-Q, and 10-K, and our registration statements under the Securities Act of 1933, as amended, all of which are or will upon filing be accessible on the SEC’s website at www.sec.gov and on our website at www.key.com/ir.

Economic overview

The economy faltered at the beginning of 2015, with real GDP of .2% in the first quarter. While confidence has improved, strong job growth has yet to translate to substantial wage growth, and consumer spending remains weak. Additionally, housing market data has been disappointing, with slow growth in residential construction and only modest improvement year-over-year in sales of new and existing homes. Geopolitical tensions, prospective Federal Reserve actions, and mixed economic data for the most part kept markets in check throughout the first quarter of 2015.

In the first quarter of 2015, harsh winter weather and weak income growth remained important constraints on consumption, although fundamentals appear to be strengthening. Real spending declined in January and February 2015, continuing the trend from December 2014, led by decreases in sales at gasoline stations (due to lower gasoline prices). Vehicle sales declined to an average of 16.2 million units in February 2015 before picking up to 17.1 million units at the end of the first quarter, up from 16.8 million units at the end of 2014. Consumer confidence improved, with the Conference Board measure ending the first quarter of 2015 at 101.3, up almost eight points over the quarter and reaching levels not seen since the Great Recession. Inflation remains well below the Federal Reserve target, with the core personal consumption expenditure index up just 1.4% year-over-year as of February 2015.

In the labor market, average monthly job gains declined to 197,000 during the first quarter of 2015, compared to the robust average of 324,000 in the fourth quarter of 2014. Gains, however, were broad, with improvement across industry sectors. The unemployment rate declined, finishing the first quarter of 2015 at 5.5%, driven in part by very weak labor force growth.

The housing market improved modestly but remains mixed, with different results between indicators on a month-to-month basis. Existing home sales increased modestly from the end of 2014, ending the first quarter of 2015 at 5.2 million units, slightly above year-ago levels. New home sales ended the first quarter of 2015 3% lower than the end of 2014, but with a 19% year-over-year increase. Housing starts have yet to pick up, totaling a seasonally adjusted annual rate of 926,000 in March 2015, down 3% year-over-year and missing estimates significantly. Permits showed modest improvement in March 2015, increasing 3% over the previous year. Home price appreciation remains slow, up only 5.6% year-over-year in February 2015.

The Federal Reserve remained accommodative in the first quarter of 2015, continuing to reinvest principal payments to ease financial conditions. Forward guidance is unclear as to when the Federal Open Market Committee will raise the federal funds target rate, as economic data and inflation measures remain weaker than their established targets. Weaker economic data, geopolitical tensions, and cautious forward guidance have held rates in check. The yield on the 10-year U.S. Treasury dropped 17 basis points in the first week of 2015 to 1.94%, and finished the first quarter of 2015 at 1.92% as the outlook remained unchanged.

Long-term financial goals

Our long-term financial goals are as follows:

•	Improve balance sheet efficiency by targeting a loan-to-deposit ratio range of 90% to 100%;

•	Maintain a moderate risk profile by targeting a net loan charge-off ratio and provision for credit losses ratio in the range of .40% to .60%;

•	Grow high quality and diverse revenue streams by targeting a net interest margin in excess of 3.50%, and a ratio of noninterest income to total revenue of greater than 40%;

•	Generate positive operating leverage and target a cash efficiency ratio of less than 60%; and

•	Maintain disciplined capital management and target a return on average assets in the range of 1.00% to 1.25%.

Figure 2 shows the evaluation of our long-term financial goals for the three months ended March 31, 2015.

Figure 2. Evaluation of Our Long-Term Financial Goals

KEY Business Model	Key Metrics (a)	1Q15	Targets
Balance sheet efficiency	Loan-to-deposit ratio (b)	87%	90 - 100%
Moderate risk profile	NCOs to average loans	.20%
	Provision for credit losses to average loans	.25%	.40 - .60%
High quality, diverse revenue streams	Net interest margin	2.91%	> 3.50%
	Noninterest income to total revenue	43%	> 40%
Positive operating leverage	Cash efficiency ratio (c)	65.1%	< 60%
Disciplined capital management	Return on average assets	1.03%	1.00 - 1.25%

(a)	Calculated from continuing operations, unless otherwise noted.
(b)	Represents period-end consolidated total loans and loans held for sale divided by period-end consolidated total deposits (excluding deposits in foreign office).
(c)	Excludes intangible asset amortization; Non-GAAP measures: see Figure 7 for reconciliation.

Strategic developments

We initiated the following actions during the first three months of 2015 to support our corporate strategy described in the “Introduction” section under the “Corporate strategy” heading on page 36 of our 2014 Form 10-K.

•	We continue to focus on growing our businesses and remain committed to improving productivity and efficiency. Revenue was up from 2014, and expenses were well-managed, generating positive operating leverage. Net interest income benefited from solid loan growth, driven by an 11.5% increase in average commercial, financial and agricultural loans. Noninterest income benefited from an increase in trust and investment services income primarily due to the impact of the third quarter 2014 acquisition of Pacific Crest Securities.

•	Our strong risk management practices and a more favorable credit environment resulted in another quarter of solid credit quality trends. For the three months ended March 31, 2015, net loan charge-offs were .20% of average loans, well below our targeted range, and nonperforming assets decreased 2.6% from the year-ago period.

•	During the first quarter of 2015, we completed $208 million of common share repurchases under our 2014 capital plan authorization, which expired on March 31, 2015, and paid a cash dividend of $.065 per common share.

•	Capital management remains a priority for the remainder of 2015. On March 11, 2015, the Federal Reserve announced that it did not object to our 2015 capital plan submitted as part of the annual CCAR process. The 2015 capital plan includes a common share repurchase program of up to $725 million, including repurchases to offset issuance of common shares under our employee compensation plans. Common share repurchases under the 2015 capital plan, which began in the second quarter of 2015, are expected to be executed through the second quarter of 2016. Our 2015 capital plan also proposed a 15% increase in our quarterly common share dividend to $.075 per share, subject to Board approval. We anticipate these actions will lead to an estimated payout ratio that is among the highest in our peer group for the third consecutive year. An additional potential increase in our quarterly common share dividend, up to $.085 per share, will be considered by the Board in 2016 for the fifth quarter of the 2015 capital plan.

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

Figure 3 shows the geographic diversity of Key Community Bank’s average deposits, commercial loans, and home equity loans.

Figure 3. Key Community Bank Geographic Diversity

	Geographic Region
Three months ended March 31, 2015 dollars in millions	Pacific	Rocky Mountains	Indiana	West Ohio/ Michigan	East Ohio	Western New York	Eastern New York	New England	NonRegion (a)	Total
Average deposits	$11,663	$5,167	$2,331	$4,363	$9,199	$4,912	$7,734	$2,874	$2,174	$50,417
Percent of total	23.1%	10.3%	4.6%	8.7%	18.3%	9.7%	15.3%	5.7%	4.3%	100.0%
Average commercial loans	$3,442	$1,699	$815	$1,153	$2,290	$633	$1,842	$816	$3,219	$15,909
Percent of total	21.6%	10.7%	5.1%	7.3%	14.4%	4.0%	11.6%	5.1%	20.2%	100.0%
Average home equity loans	$3,282	$1,580	$493	$841	$1,263	$825	$1,281	$654	$97	$10,316
Percent of total	31.8%	15.3%	4.8%	8.2%	12.2%	8.0%	12.4%	6.4%	.9%	100.0%

(a)	Represents average deposits, commercial loan products, and home equity loan products centrally managed outside of our eight Key Community Bank regions.

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

Supervision and regulation

Regulatory reform developments

On July 21, 2010, the Dodd-Frank Act became law. It was intended to address perceived deficiencies and gaps in the regulatory framework for financial services in the U.S., reduce the risks of bank failures, better equip the nation’s regulators to guard against or mitigate any future financial crises, and manage systemic risk through increased supervision of bank and nonbank SIFIs, such as KeyCorp and KeyBank. Further discussion concerning the Dodd-Frank Act, related regulatory developments, and the risks that they present to Key is available under the heading “Supervision and Regulation” in Item 1. Business and under the heading “II. Compliance Risks” in Item 1A. Risk Factors of our 2014 Form 10-K. Many proposed rules referenced in our prior reports remain pending. The following discussion provides a summary of relevant regulatory developments relating to the Dodd-Frank Act or that relate to our results this quarter.

Regulatory capital rules

In October 2013, federal banking regulators published the final Basel III capital framework for U.S. banking organizations (the “Regulatory Capital Rules”). The Regulatory Capital Rules generally implement in the U.S. the Basel III capital framework published by the Basel Committee in December 2010 and revised in June 2011 (the “Basel III capital framework”). The Basel III capital framework and the U.S. implementation of the Basel III capital framework are discussed in more detail in Item 1. Business of our 2014 Form 10-K under the heading “Supervision and Regulation—Basel III capital and liquidity frameworks.”

While the Regulatory Capital Rules became effective on January 1, 2014, the mandatory compliance date for Key as a “standardized approach” banking organization was January 1, 2015, subject to transitional provisions extending to January 1, 2019.

New minimum capital and leverage ratio requirements

Under the Regulatory Capital Rules, “standardized approach” banking organizations, like Key, are required to meet the minimum capital and leverage ratios set forth in Figure 4 below. At March 31, 2015, Key had an estimated Common Equity Tier 1 Capital Ratio of 10.5% under the Regulatory Capital Rules. Also at March 31, 2015, based on the fully phased-in Regulatory Capital Rules, Key estimates that its capital and leverage ratios, after adjustment for market risk, would be as set forth in Figure 4.

Figure 4. Estimated Ratios vs. Minimum Capital Ratios Calculated Under the Fully Phased-In Regulatory Capital Rules

Ratios (including Capital conservation buffer)	Key March 31, 2015 Estimated	Minimum January 1, 2015	Phase-in Period	Minimum January 1, 2019
Common Equity Tier 1 (a)	10.5%	4.5%	None	4.5%
Capital conservation buffer (b)	—	—	1/1/16 - 1/1/19	2.5
Common Equity Tier 1 + Capital conservation buffer	—	4.5	1/1/16 - 1/1/19	7.0
Tier 1 Capital	10.8	6.0	None	6.0
Tier 1 Capital + Capital conservation buffer	—	6.0	1/1/16 - 1/1/19	8.5
Total Capital	12.7	8.0	None	8.0
Total Capital + Capital conservation buffer	—	8.0	1/1/16 - 1/1/19	10.5
Leverage (c)	10.8	4.0	None	4.0

(a)	See Figure 7 entitled “GAAP to Non-GAAP Reconciliations,” which presents the computation for estimated Common Equity Tier 1. The table reconciles the GAAP performance measure to the corresponding non-GAAP measure, which provides a basis for period-to-period comparisons.
(b)	Capital conservation buffer must consist of Common Equity Tier 1 capital. As a standardized approach banking organization, KeyCorp is not subject to the countercyclical capital buffer of up to 2.5% imposed upon an advanced approaches banking organization under the Regulatory Capital Rules.
(c)	As a standardized approach banking organization, KeyCorp is not subject to the 3% supplemental leverage ratio requirement, which becomes effective January 1, 2018. Because KeyCorp has less than $700 billion in consolidated total assets and less than $10 trillion in assets under custody, KeyCorp is not subject to the supplemental leverage buffer requirement of at least 2%, which becomes effective January 1, 2018.

Revised prompt corrective action capital category ratios

Under the Regulatory Capital Rules, the prompt corrective action capital category threshold ratios applicable to FDIC-insured depository institutions such as KeyBank were revised effective January 1, 2015. Figure 5 identifies the capital category threshold ratios for a “well capitalized” and an “adequately capitalized” institution under the Regulatory Capital Rules.

Figure 5. “Well Capitalized” and “Adequately Capitalized” Capital Category Ratios under Revised Prompt

Corrective Action Rules

Prompt Corrective Action	Capital Category
Ratio	Well Capitalized(a)	Adequately Capitalized
Common Equity Tier 1 Risk-Based	6.5%	4.5%
Tier 1 Risk-Based	8.0	6.0
Total Risk-Based	10.0	8.0
Tier 1 Leverage (b)	5.0	4.0

(a)	A “well capitalized” institution also must not be subject to any written agreement, order or directive to meet and maintain a specific capital level for any capital measure.
(b)	As a standardized approach banking organization, KeyBank is not subject to the 3% supplemental leverage ratio requirement, which becomes effective January 1, 2018.

As of March 31, 2015, KeyBank meets all “well capitalized” capital adequacy requirements under the Regulatory Capital Rules.

Liquidity coverage ratio

In October 2014, federal banking agencies published the final Basel III liquidity framework for U.S. banking organizations (the “Liquidity Coverage Rules”) that create a minimum liquidity coverage ratio (“LCR”) for certain internationally active bank and nonbank financial companies (excluding KeyCorp) and a modified version of the LCR (“Modified LCR”) for bank holding companies and other depository institution holding companies with over $50 billion in consolidated assets that are not internationally active (including KeyCorp).

As a Modified LCR bank holding company under the Liquidity Coverage Rules, Key will be required to maintain high-quality liquid assets of at least 100% of its total net cash outflow amount determined by prescribed assumptions in a standardized hypothetical stress scenario over a 30-calendar day period. Implementation for Modified LCR banking organizations, like Key, will begin on January 1, 2016, with a minimum requirement of 90% coverage, reaching 100% coverage by January 1, 2017. Throughout March 2015, our estimated Modified LCR was approximately in the high-80% range. To reach the minimum of 90% by January 1, 2016, and to operate with a cushion above the minimum required level, we may change the composition of our investment portfolio, increase the size of the overall investment portfolio, and modify product offerings.

KeyBank will not be subject to the LCR or the Modified LCR under the Liquidity Coverage Rules unless the OCC affirmatively determines that application to KeyBank is appropriate in light of its asset size, level of complexity, risk profile, scope of operations, affiliation with foreign or domestic covered entities, or risk to the financial system.

Highlights of Our Performance

Financial performance

For the first quarter of 2015, we announced net income from continuing operations attributable to Key common shareholders of $222 million, or $.26 per common share. Our first quarter of 2015 results compare to net income from continuing operations attributable to Key common shareholders of $232 million, or $.26 per common share, for the first quarter of 2014.

Our taxable-equivalent net interest income was $577 million for the first quarter of 2015, and the net interest margin was 2.91%. These results compare to taxable-equivalent net interest income of $569 million and a net interest margin of 3.00% for the first quarter of 2014. The increase in net interest income reflects higher loan balances mitigated by lower earning asset yields, which also drove the decline in the net interest margin. For the full year of 2015, we expect net interest income and net interest margin to benefit from anticipated higher rates, with net interest income growth in the low- to mid-single-digit percentage range compared to 2014 and net interest margin to be stable to slightly higher later in 2015.

Our noninterest income was $437 million for the first quarter of 2015, compared to $435 million for the year-ago quarter. Trust and investment services income increased $11 million, primarily due to the impact of the third quarter 2014 acquisition of Pacific Crest Securities. Increases in net gains from principal investing, corporate-owned life insurance income, cards and payments income, and other income also contributed to the growth in the quarter. These increases were partially offset by a $16 million decline in investment banking and debt placement fees as a result of lower financial advisory fees. Additionally, operating lease income and other leasing gains declined by $10 million primarily due to the termination of a leveraged lease in the prior year. For the full year of 2015, we expect mid-single-digit growth compared to the prior year, including the full-year impact of Pacific Crest Securities.

Our noninterest expense was $669 million for the first quarter of 2015, compared to $664 million in the first quarter of last year. The increase was mainly related to the third quarter 2014 acquisition of Pacific Crest Securities and higher employee benefits costs. Partially offsetting the increase in expenses were $8 million in lower business services and professional fees, as well as continued cost savings across the organization. Additionally, expenses included $7 million in costs associated with our continuous improvement efforts to drive efficiency and productivity. These costs were primarily in personnel expense and were $3 million less than the year-ago quarter. For the full year of 2015, we expect noninterest expense to be relatively stable with 2014.

Average loans were $57.5 billion for the first quarter of 2015, an increase of $2.8 billion compared to the first quarter of 2014. The loan growth occurred primarily in the commercial, financial and agricultural portfolio, which increased $2.9 billion and was broad-based across our commercial lines of business. Consumer loans remained relatively stable as modest increases across our core consumer loan portfolio were offset by run-off in our consumer exit portfolios. For the full year of 2015, we anticipate average loan growth in the mid-single-digit range, benefiting from the strength in our commercial business.

Average deposits, excluding deposits in foreign office, totaled $68.8 billion for the first quarter of 2015, an increase of $3.2 billion compared to the year-ago quarter. Noninterest-bearing deposits increased by $3.6 billion, and NOW and money market deposit accounts increased $888 million, mostly due to the commercial mortgage servicing business. These increases were partially offset by a decline in certificates of deposit.

Our provision for credit losses was $35 million for the first quarter of 2015, compared to $4 million for the year-ago quarter. Our ALLL was $794 million, or 1.37%, of total period-end loans at March 31, 2015, compared to 1.50% at March 31, 2014. We expect our provision for credit losses to approximate the level of net loan charge-offs for the remainder of the year.

Net loan charge-offs for the first quarter of 2015 totaled $28 million, or .20% of average total loans, compared to .15% for the same period last year. We expect net loan charge-offs to average total loans to continue to be below our targeted range of .40% to .60% for the remainder of the year.

At March 31, 2015, our nonperforming loans totaled $437 million and represented .75% of period-end portfolio loans, compared to .81% at March 31, 2014. Nonperforming assets at March 31, 2015, totaled $457 million and represented .79% of period-end portfolio loans and OREO and other nonperforming assets, compared to .85% at March 31, 2014.

Our capital ratios remain strong. Our tangible common equity and Tier 1 risk-based capital ratios at March 31, 2015, are 9.92% and 11.04%, respectively, compared to 10.14% and 12.01%, respectively, at March 31, 2014. In addition, our Common Equity Tier 1 ratio is 10.64% at March 31, 2015. We continue to return capital to our shareholders by repurchasing common shares and through our quarterly common share dividend. In the first quarter of 2015, we repurchased $208 million of common shares and paid a cash dividend of $.065 per common share under our 2014 capital plan authorization.

Figure 6 shows our continuing and discontinued operating results for the current, past, and year-ago quarters. Our financial performance for each of the past five quarters is summarized in Figure 1.

Figure 6. Results of Operations

	Three months ended
in millions, except per share amounts	3-31-15	12-31-14	3-31-14
Summary of operations
Income (loss) from continuing operations attributable to Key	$228	$251	$238
Income (loss) from discontinued operations, net of taxes (a)	5	2	4

Net income (loss) attributable to Key	$233	$253	$242

Income (loss) from continuing operations attributable to Key	$228	$251	$238
Less: Dividends on Series A Preferred Stock	6	5	6
Income (loss) from continuing operations attributable to Key common shareholders	222	246	232
Income (loss) from discontinued operations, net of taxes (a)	5	2	4

Net income (loss) attributable to Key common shareholders	$227	$248	$236

Per common share — assuming dilution
Income (loss) from continuing operations attributable to Key common shareholders	$.26	$.28	$.26
Income (loss) from discontinued operations, net of taxes (a)	.01	—	—

Net income (loss) attributable to Key common shareholders (b)	$.26	$.28	$.26

(a)	In April 2009, we decided to wind down the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers. In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. In February 2013, we decided to sell Victory to a private equity fund. As a result of these decisions, we have accounted for these businesses as discontinued operations. For further discussion regarding the income (loss) from discontinued operations, see Note 11 (“Acquisitions and Discontinued Operations”).
(b)	EPS may not foot due to rounding.

Figure 7 presents certain non-GAAP financial measures related to “tangible common equity,” “return on tangible common equity,” “Common Equity Tier 1,” “Tier 1 common equity,” “pre-provision net revenue,” “cash efficiency ratio,” and “Common Equity Tier 1 under the Regulatory Capital Rules (estimates).”

The tangible common equity ratio and the return on tangible common equity ratio have been a focus for some investors, and management believes these ratios may assist investors in analyzing Key’s capital position without regard to the effects of intangible assets and preferred stock. Traditionally, the banking regulators have assessed bank and BHC capital adequacy based on both the amount and the composition of capital, the calculation of which is prescribed in federal banking regulations. The Federal Reserve focuses its assessment of capital adequacy on a component of Tier 1 capital known as Common Equity Tier 1. Because the Federal Reserve has long indicated that voting common shareholders’ equity (essentially Tier 1 risk-based capital less preferred stock, qualifying capital securities and noncontrolling interests in subsidiaries) generally should be the dominant element in Tier 1 risk-based capital, this focus on Common Equity Tier 1 is consistent with existing capital adequacy categories. The Regulatory Capital Rules, described in more detail under the section “Supervision and regulation” in Item 2 of this report, also make Common Equity Tier 1 a priority. The Regulatory Capital Rules change the regulatory capital standards that apply to BHCs by, among other changes, phasing out the treatment of trust preferred securities and cumulative preferred securities as Tier 1 eligible capital. By 2016, our trust preferred securities will only be included in Tier 2 capital. Since analysts and banking regulators may assess our capital adequacy using tangible common equity and Common Equity Tier 1, we believe it is useful to enable investors to assess our capital adequacy on these same bases. Figure 7 also reconciles the GAAP performance measures to the corresponding non-GAAP measures.

Figure 7 also shows the computation for pre-provision net revenue, which is not formally defined by GAAP. We believe that eliminating the effects of the provision for credit losses makes it easier to analyze our results by presenting them on a more comparable basis.

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

Figure 7. GAAP to Non-GAAP Reconciliations

	Three months ended
dollars in millions	3-31-15	12-31-14	9-30-14	6-30-14	3-31-14
Tangible common equity to tangible assets at period end
Key shareholders’ equity (GAAP)	$10,603	$10,530	$10,486	$10,504	$10,403
Less: Intangible assets (a)	1,088	1,090	1,105	1,008	1,012
Series A Preferred Stock (b)	281	282	282	282	282

Tangible common equity (non-GAAP)	$9,234	$9,158	$9,099	$9,214	$9,109

Total assets (GAAP)	$94,206	$93,821	$89,784	$91,798	$90,802
Less: Intangible assets (a)	1,088	1,090	1,105	1,008	1,012

Tangible assets (non-GAAP)	$93,118	$92,731	$88,679	$90,790	$89,790

Tangible common equity to tangible assets ratio (non-GAAP)	9.92%	9.88%	10.26%	10.15%	10.14%
Common Equity Tier 1 at period end
Key shareholders’ equity (GAAP)	$10,603	—	—	—	—
Less: Series A Preferred Stock (b)	281	—	—	—	—

Common Equity Tier 1 capital before adjustments and deductions	10,322	—	—	—	—
Less: Goodwill, net of deferred tax liabilities	1,036	—	—	—	—
Intangible assets, net of deferred tax liabilities	36	—	—	—	—
Deferred tax assets	1	—	—	—	—
Net unrealized gains (losses) on available-for-sale securities	52	—	—	—	—
Accumulated gain (loss) on cash flow hedges	(8)	—	—	—	—
Amounts recorded in accumulated other comprehensive income (loss) related to pension and postretirement benefit costs	(364)	—	—	—	—

Total Common Equity Tier 1 capital	$9,569	—	—	—	—

Net risk-weighted assets (regulatory)	$89,967	—	—	—	—
Common Equity Tier 1 ratio (non-GAAP)	10.64%	—	—	—	—
Tier 1 common equity at period end
Key shareholders’ equity (GAAP)	—	$10,530	$10,486	$10,504	$10,403
Qualifying capital securities	—	339	340	339	339
Less: Goodwill	—	1,057	1,051	979	979
Accumulated other comprehensive income (loss) (c)	—	(395)	(366)	(328)	(367)
Other assets (d)	—	83	110	86	84

Total Tier 1 capital (regulatory)	—	10,124	10,031	10,106	10,046
Less: Qualifying capital securities	—	339	340	339	339
Series A Preferred Stock (b)	—	282	282	282	282

Total Tier 1 common equity (non-GAAP)	—	$9,503	$9,409	$9,485	$9,425
Net risk-weighted assets (regulatory)	—	$85,100	$83,547	$84,287	$83,637
Tier 1 common equity ratio (non-GAAP)	—	11.17%	11.26%	11.25%	11.27%
Pre-provision net revenue
Net interest income (GAAP)	$571	$582	$575	$573	$563
Plus: Taxable-equivalent adjustment	6	6	6	6	6
Noninterest income (GAAP)	437	490	417	455	435
Less: Noninterest expense (GAAP)	669	704	706	687	664

Pre-provision net revenue from continuing operations (non-GAAP)	$345	$374	$292	$347	$340

Average tangible common equity
Average Key shareholders’ equity (GAAP)	$10,570	$10,562	$10,473	$10,459	$10,371
Less: Intangible assets (average) (e)	1,089	1,096	1,037	1,010	1,013
Series A Preferred Stock (average)	290	291	291	291	291

Average tangible common equity (non-GAAP)	$9,191	$9,175	$9,145	$9,158	$9,067

Return on average tangible common equity from continuing operations
Net income (loss) from continuing operations attributable to Key common shareholders (GAAP)	$222	$246	$197	$242	$232
Average tangible common equity (non-GAAP)	9,191	9,175	9,145	9,158	9,067
Return on average tangible common equity from continuing operations (non-GAAP)	9.80%	10.64%	8.55%	10.60%	10.38%
Return on average tangible common equity consolidated
Net income (loss) attributable to Key common shareholders (GAAP)	$227	$248	$180	$214	$236
Average tangible common equity (non-GAAP)	9,191	9,175	9,145	9,158	9,067
Return on average tangible common equity consolidated (non-GAAP)	10.02%	10.72%	7.81%	9.37%	10.56%
Cash efficiency ratio
Noninterest expense (GAAP)	$669	$704	$706	$687	$664
Less: Intangible asset amortization (GAAP)	9	10	10	9	10

Adjusted noninterest expense (non-GAAP)	$660	$694	$696	$678	$654

Net interest income (GAAP)	$571	$582	$575	$573	$563
Plus: Taxable-equivalent adjustment	6	6	6	6	6
Noninterest income (GAAP)	437	490	417	455	435

Total taxable-equivalent revenue (non-GAAP)	$1,014	$1,078	$998	$1,034	$1,004

Cash efficiency ratio (non-GAAP)	65.1%	64.4%	69.7%	65.6%	65.1%

(a)	For the three months ended March 31, 2015, December 31, 2014, September 30, 2014, June 30, 2014, and March 31, 2014, intangible assets exclude $61 million, $68 million, $72 million, $79 million, and $84 million, respectively, of period-end purchased credit card receivables.
(b)	Net of capital surplus.
(c)	Includes net unrealized gains or losses on securities available for sale (except for net unrealized losses on marketable equity securities), net gains or losses on cash flow hedges, and amounts resulting from the application of the applicable accounting guidance for defined benefit and other postretirement plans.
(d)	Other assets deducted from Tier 1 capital and net risk-weighted assets consist of disallowed intangible assets (excluding goodwill) and deductible portions of nonfinancial equity investments. There were no disallowed deferred tax assets at any quarter-end during 2014.

Figure 7. GAAP to Non-GAAP Reconciliations, continued

Three months ended
dollars in millions	3-31-15
Common Equity Tier 1 under the Regulatory Capital Rules (estimates)
Common Equity Tier 1 under current regulatory rules	$9,569
Adjustments from current regulatory rules to the Regulatory Capital Rules:
Deferred tax assets and other assets (f)	(56)

Common Equity Tier 1 anticipated under the Regulatory Capital Rules (g)	$9,513

Net risk-weighted assets under current regulatory rules	$89,967
Adjustments from current regulatory rules to the Regulatory Capital Rules:
Mortgage servicing assets (h)	486
Deferred tax assets (h)	22
Significant investments (h)	—

Total risk-weighted assets anticipated under the Regulatory Capital Rules (g)	$90,475

Common Equity Tier 1 ratio under the Regulatory Capital Rules (g)	10.51%

(e)	For the three months ended March 31, 2015, December 31, 2014, September 30, 2014, June 30, 2014, and March 31, 2014, average intangible assets exclude $64 million, $69 million, $76 million, $82 million, and $89 million, respectively, of average purchased credit card receivables.
(f)	Includes the deferred tax assets subject to future taxable income for realization, primarily tax credit carryforwards, as well as the deductible portion of purchased credit card receivables.
(g)	The anticipated amount of regulatory capital and risk-weighted assets is based upon the federal banking agencies’ Regulatory Capital Rules (as fully phased-in on January 1, 2019); Key is subject to the Regulatory Capital Rules under the “standardized approach.”
(h)	Item is included in the 10%/15% exceptions bucket calculation and is risk-weighted at 250%.

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

Taxable-equivalent net interest income was $577 million for the first quarter of 2015, and the net interest margin was 2.91%. These results compare to taxable-equivalent net interest income of $569 million and a net interest margin of 3.00% for the first quarter of 2014. The increase in net interest income reflects higher loan balances mitigated by lower earning assets yields, which also drove the decline in the net interest margin.

Average earning assets totaled $80.2 billion for the first quarter of 2015, compared to $76.7 billion for the first quarter of 2014. Commercial, financial and agricultural loans grew by $2.9 billion over the year-ago quarter and was broad-based across our commercial lines of business. Consumer loans remained relatively stable as modest increases across our core consumer loan portfolio were offset by run-off in our consumer exit portfolios. In addition, our investment portfolio increased $921 million, which included a higher percentage of Ginnie Mae securities as we continued to position the portfolio for upcoming regulatory liquidity requirements.

Average deposits, excluding deposits in foreign office, totaled $68.8 billion for the first quarter of 2015, an increase of $3.2 billion compared to the year-ago quarter. Noninterest-bearing deposits increased by $3.6 billion, and NOW and money market deposit accounts increased $888 million, mostly due to the commercial mortgage servicing business. These increases were partially offset by a decline in certificates of deposit.

As shown in Figure 8, average earning asset yields for the first quarter of 2015 were impacted by the run-off of higher-yielding loans and investments and lower interest rates compared to the same period one year ago.

Figure 8. Consolidated Average Balance Sheets, Net Interest Income and Yields/Rates From Continuing Operations

	First Quarter 2015			Fourth Quarter 2014
	Average		Yield/	Average		Yield/
dollars in millions	Balance	Interest (a)	Rate (a)	Balance	Interest (a)	Rate (a)
ASSETS
Loans (b), (c)
Commercial, financial and agricultural (d)	$28,321	$223	3.18%	$27,188	$223	3.24%
Real estate — commercial mortgage	8,095	73	3.67	8,161	77	3.73
Real estate — construction	1,139	11	3.90	1,077	10	3.90
Commercial lease financing	4,070	36	3.57	4,119	38	3.67

Total commercial loans	41,625	343	3.33	40,545	348	3.40
Real estate — residential mortgage	2,229	24	4.26	2,223	24	4.28
Home equity:
Key Community Bank	10,316	99	3.89	10,365	103	3.91
Other	260	5	7.82	274	5	7.84

Total home equity loans	10,576	104	3.99	10,639	108	4.01
Consumer other — Key Community Bank	1,546	25	6.66	1,552	27	6.78
Credit cards	732	20	11.01	728	20	11.02
Consumer other:
Marine	755	12	6.35	802	13	6.29
Other	49	1	7.32	52	—	7.52

Total consumer other	804	13	6.41	854	13	6.36

Total consumer loans	15,887	186	4.74	15,996	192	4.76

Total loans	57,512	529	3.72	56,541	540	3.79
Loans held for sale	795	7	3.33	871	8	3.72
Securities available for sale (b), (e)	13,087	70	2.17	12,153	67	2.20
Held-to-maturity securities (b)	4,947	24	1.93	4,947	23	1.91
Trading account assets	717	5	2.80	868	6	2.84
Short-term investments	2,399	2	.27	3,520	2	.27
Other investments (e)	742	5	2.79	792	6	2.77

Total earning assets	80,199	642	3.20	79,692	652	3.27
Allowance for loan and lease losses	(793)			(798)
Accrued income and other assets	10,223			9,868
Discontinued assets	2,271			2,359

Total assets	$91,900			$91,121

LIABILITIES
NOW and money market deposit accounts	$34,952	13	.15	$34,811	13	.14
Savings deposits	2,385	—	.02	2,388	—	.02
Certificates of deposit ($100,000 or more) (f)	2,017	7	1.30	2,277	7	1.25
Other time deposits	3,217	6	.72	3,306	6	.76
Deposits in foreign office	529	—	.22	543	—	.24

Total interest-bearing deposits	43,100	26	.24	43,325	26	.24
Federal funds purchased and securities sold under repurchase agreements	720	—	.03	621	—	.02
Bank notes and other short-term borrowings	506	2	1.56	772	3	1.17
Long-term debt (f), (g)	6,126	37	2.52	5,135	35	2.80

Total interest-bearing liabilities	50,452	65	.52	49,853	64	.51
Noninterest-bearing deposits	26,269			26,342
Accrued expense and other liabilities	2,327			1,989
Discontinued liabilities(g)	2,271			2,359

Total liabilities	81,319			80,543
EQUITY
Key shareholders’ equity	10,570			10,562
Noncontrolling interests	11			16

Total equity	10,581			10,578

Total liabilities and equity	$91,900			$91,121

Interest rate spread (TE)			2.68%			2.76%

Net interest income (TE) and net interest margin (TE)		577	2.91%		588	2.94%

TE adjustment (b)		6			6

Net interest income, GAAP basis		$571			$582

(a)	Results are from continuing operations. Interest excludes the interest associated with the liabilities referred to in (g) below, calculated using a matched funds transfer pricing methodology.
(b)	Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.
(c)	For purposes of these computations, nonaccrual loans are included in average loan balances.
(d)	Commercial, financial and agricultural average balances include $87 million, $90 million, $92 million, $95 million, and $94 million of assets from commercial credit cards for the three months ended March 31, 2015, December 31, 2014, September 30, 2014, June 30, 2014, and March 31, 2014, respectively.

Figure 8. Consolidated Average Balance Sheets, Net Interest Income and Yields/Rates From Continuing Operations

Third Quarter 2014			Second Quarter 2014			First Quarter 2014
Average		Yield/	Average		Yield/	Average		Yield/
Balance	Interest (a)	Rate (a)	Balance	Interest (a)	Rate (a)	Balance	Interest (a)	Rate (a)

$26,456	$218	3.28%	$26,444	$219	3.31%	$25,390	$206	3.29%
8,142	78	3.79	7,880	74	3.79	7,807	74	3.84
1,030	10	3.78	1,049	11	4.03	1,091	12	4.55
4,145	38	3.66	4,257	38	3.54	4,439	42	3.78

39,773	344	3.44	39,630	342	3.45	38,727	334	3.49
2,204	24	4.35	2,189	24	4.41	2,187	24	4.44

10,368	102	3.91	10,321	100	3.92	10,305	100	3.92
290	6	7.80	306	6	7.80	325	6	7.77

10,658	108	4.01	10,627	106	4.03	10,630	106	4.04
1,534	26	6.87	1,479	26	6.97	1,438	25	7.06
716	20	11.12	702	18	10.39	701	20	11.28

856	13	6.23	926	15	6.18	996	15	6.18
55	2	7.63	58	1	8.09	67	1	7.55

911	15	6.32	984	16	6.29	1,063	16	6.26

16,023	193	4.78	15,981	190	4.77	16,019	191	4.83

55,796	537	3.82	55,611	532	3.83	54,746	525	3.88
502	4	3.87	458	5	4.14	446	4	3.34
11,939	67	2.25	12,408	71	2.30	12,346	72	2.33
5,108	25	1.90	4,973	23	1.87	4,767	22	1.84
893	6	2.68	985	7	2.80	981	6	2.51
3,048	2	.19	2,475	1	.17	2,486	1	.17
847	4	2.12	888	6	2.64	936	6	2.57

78,133	645	3.30	77,798	645	3.31	76,708	636	3.32
(809)			(824)			(842)
9,799			9,767			9,791
4,138			4,341			4,493

$91,261			$91,082			$90,150

$33,969	12	.14	$34,283	11	.14	$34,064	12	.14
2,428	1	.02	2,493	—	.03	2,475	—	.03
2,629	8	1.23	2,808	10	1.39	2,758	10	1.50
3,413	7	.83	3,587	9	.98	3,679	10	1.07
595	—	.23	662	1	.23	660	—	.22

43,034	28	.26	43,833	31	.28	43,636	32	.30
1,176	1	.19	1,470	—	.19	1,469	1	.17
484	2	1.79	545	2	1.54	587	2	1.63
4,868	33	2.88	5,476	33	2.51	5,169	32	2.57

49,562	64	.52	51,324	66	.52	50,861	67	.54
25,302			23,290			22,658
1,768			1,654			1,750
4,138			4,341			4,493

80,770			80,609			79,762

10,473			10,459			10,371
18			14			17

10,491			10,473			10,388

$91,261			$91,082			$90,150

		2.78%			2.79%			2.78%

	581	2.96%		579	2.98%		569	3.00%

	6			6			6

	$575			$573			$563

(e)	Yield is calculated on the basis of amortized cost.
(f)	Rate calculation excludes basis adjustments related to fair value hedges.
(g)	A portion of long-term debt and the related interest expense is allocated to discontinued liabilities as a result of applying our matched funds transfer pricing methodology to discontinued operations.

Figure 9 shows how the changes in yields or rates and average balances from the prior year period affected net interest income. The section entitled “Financial Condition” contains additional discussion about changes in earning assets and funding sources.

Figure 9. Components of Net Interest Income Changes from Continuing Operations

	From three months ended March 31, 2014
	to three months ended March 31, 2015
	Average	Yield/	Net
in millions	Volume	Rate	Change(a)
INTEREST INCOME
Loans	$26	$(22)	$4
Loans held for sale	3	—	3
Securities available for sale	4	(6)	(2)
Held-to-maturity securities	1	1	2
Trading account assets	(2)	1	(1)
Short-term investments	—	1	1
Other investments	(1)	—	(1)

Total interest income (TE)	31	(25)	6
INTEREST EXPENSE
NOW and money market deposit accounts	—	1	1
Certificates of deposit ($100,000 or more)	(3)	—	(3)
Other time deposits	(1)	(3)	(4)

Total interest-bearing deposits	(4)	(2)	(6)
Federal funds purchased and securities sold under repurchase agreements	—	(1)	(1)
Long-term debt	6	(1)	5

Total interest expense	2	(4)	(2)

Net interest income (TE)	$29	$(21)	$8

(a)	The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.

Noninterest income

As shown in Figure 10, noninterest income was $437 million for the first quarter of 2015, compared to $435 million for the year-ago quarter, an increase of $2 million, or .5%. Trust and investment services income increased $11 million, primarily due to the impact of the third quarter 2014 acquisition of Pacific Crest Securities. Increases in net gains from principal investing, corporate-owned life insurance income, cards and payments income, and other income also contributed to the growth in the quarter. These increases were partially offset by a $16 million decline in investment banking and debt placement fees as a result of lower financial advisory fees. Additionally, operating lease income and other leasing gains declined $10 million primarily due to the termination of a leveraged lease in the prior year.

Figure 10. Noninterest Income

	Three months ended
	March 31,		Change
dollars in millions	2015	2014	Amount	Percent
Trust and investment services income	$109	$98	$11	11.2%
Investment banking and debt placement fees	68	84	(16)	(19.0)
Service charges on deposit accounts	61	63	(2)	(3.2)
Operating lease income and other leasing gains	19	29	(10)	(34.5)
Corporate services income	43	42	1	2.4
Cards and payments income	42	38	4	10.5
Corporate-owned life insurance income	31	26	5	19.2
Consumer mortgage income	3	2	1	50.0
Mortgage servicing fees	13	15	(2)	(13.3)
Net gains (losses) from principal investing	29	24	5	20.8
Other income (a)	19	14	5	35.7

Total noninterest income	$437	$435	$2	.5%

(a)	Included in this line item is our “Dealer trading and derivatives income (loss).” Additional detail is provided in Figure 11.

Figure 11. Dealer Trading and Derivatives Income (Loss)

	Three months ended
	March 31,		Change
dollars in millions	2015	2014	Amount	Percent
Dealer trading and derivatives income (loss), proprietary (a), (b)	$(1)	$(2)	$1	N/M
Dealer trading and derivatives income (loss), nonproprietary (b)	3	3	—	—

Total dealer trading and derivatives income (loss)	$2	$1	$1	100.0%

(a)	For the quarter ended March 31, 2015, income of $1 million related to foreign exchange, interest rate, fixed income, and commodity derivative trading was offset by losses related to equity securities trading and credit portfolio management activities. For the quarter ended March 31, 2014, income of $1 million related to fixed income, foreign exchange, and commodity derivative trading was offset by losses related to equity securities trading, interest rate derivative trading, and credit portfolio management activities.
(b)	The allocation between proprietary and nonproprietary is made based upon whether the trade is conducted for the benefit of Key or Key’s clients rather than based upon rulemaking under the Volcker Rule. The prohibitions and restrictions on proprietary trading activities contemplated by the Volcker Rule were detailed in a final rule approved by federal banking regulators in December 2013, which became effective April 1, 2014. For more information, see the discussion under the heading “Other Regulatory Developments under the Dodd-Frank Act – ‘Volcker Rule’” in the section entitled “Supervision and Regulation” in Item 1 of our 2014 Form 10-K.

The following discussion explains the composition of certain elements of our noninterest income and the factors that caused those elements to change.

Trust and investment services income

Trust and investment services income is our largest source of noninterest income and consists of brokerage commissions, trust and asset management commissions, and insurance income. The assets under management that primarily generate these revenues are shown in Figure 12. For the three months ended March 31, 2015, trust and investment services income increased $11 million, or 11.2%, as compared to the same period one year ago, primarily due to the impact of the third quarter 2014 acquisition of Pacific Crest Securities.

A significant portion of our trust and investment services income depends on the value and mix of assets under management. At March 31, 2015, our bank, trust, and registered investment advisory subsidiaries had assets under management of $39.3 billion, compared to $38.9 billion at March 31, 2014. As shown in Figure 12, increases in the equity and fixed income portfolios were primarily attributable to market appreciation. The money market portfolio also increased from the prior year. These increases were partially offset by a decline in the securities lending portfolio.

Figure 12. Assets Under Management

	2015	2014
in millions	First	Fourth	Third	Second	First
Assets under management by investment type:
Equity	$21,681	$21,393	$21,035	$21,576	$20,788
Securities lending	4,625	4,835	5,514	5,397	5,333
Fixed income	10,127	10,023	9,975	9,961	10,011
Money market	2,848	2,906	2,759	2,735	2,761

Total	$39,281	$39,157	$39,283	$39,669	$38,893

Investment banking and debt placement fees

Investment banking and debt placement fees consist of syndication fees, debt and equity financing fees, financial advisor fees, gains on sales of commercial mortgages, and agency origination fees. For the first quarter of 2015, investment banking and debt placement fees decreased $16 million, or 19%, from the prior year. This decrease was a result of lower financial advisory fees.

Service charges on deposit accounts

Service charges on deposit accounts declined $2 million, or 3.2%, from one year ago due to lower non-sufficient funds and maintenance fees.

Operating lease income and other leasing gains

Operating lease income and other leasing gains decreased $10 million, or 34.5%, for the first quarter of 2015 compared to the same period one year ago. The decline was due to an $8 million gain on the termination of a leveraged lease in the first quarter of 2014 and product run-off. Expense related to the rental of leased equipment is presented in Figure 13 as “operating lease expense.”

Cards and payments income

Cards and payments income, which consists of debit card, consumer and commercial credit card, and merchant services income, increased $4 million, or 10.5%, from the year ago quarter. The increase is due to higher credit and debit card interchange fees and increased usage of our corporate purchase and prepaid cards.

Consumer mortgage income

Consumer mortgage income increased $1 million, or 50%, from one year ago primarily due to gains on consumer mortgage loans sold.

Mortgage servicing fees

Mortgage servicing fees decreased $2 million, or 13.3%, from one year ago due to lower levels of other mortgage loan fees.

Other income

Other income, which consists primarily of gain on sale of certain loans, other service charges, and certain dealer trading income, increased $5 million, or 35.7%, from the year-ago quarter due to increases in various miscellaneous income categories.

Noninterest expense

As shown in Figure 13, noninterest expense was $669 million for the first quarter of 2015, compared to $664 million for the year-ago quarter, representing an increase of $5 million, or .8%. This increase was mainly related to the third quarter 2014 acquisition of Pacific Crest Securities and higher employee benefits costs. Partially offsetting the increase in expenses were $8 million in lower business services and professional fees, as well as continued cost savings across the organization. Additionally, expenses included $7 million in costs associated with our continuous improvement efforts to drive efficiency and productivity. These costs were primarily in personnel expense and were $3 million less than the year-ago quarter.

Figure 13. Noninterest Expense

	Three months ended
	March 31,		Change
dollars in millions	2015	2014	Amount	Percent
Personnel	$389	$388	$1	.3%
Net occupancy	65	64	1	1.6
Computer processing	38	38	—	—
Business services and professional fees	33	41	(8)	(19.5)
Equipment	22	24	(2)	(8.3)
Operating lease expense	11	10	1	10.0
Marketing	8	5	3	60.0
FDIC assessment	8	6	2	33.3
Intangible asset amortization	9	10	(1)	(10.0)
OREO expense, net	2	1	1	100.0
Other expense	84	77	7	9.1

Total noninterest expense	$669	$664	$5	.8%

Average full-time equivalent employees (a)	13,591	14,055	(464)	(3.3)%

(a)	The number of average full-time-equivalent employees was not adjusted for discontinued operations.

The following discussion explains the composition of certain elements of our noninterest expense and the factors that caused those elements to change.

Personnel

As shown in Figure 14, personnel expense, the largest category of our noninterest expense, increased by $1 million, or .3%, in the first quarter of 2015 when compared to the year-ago quarter. Employee benefits, stock-based compensation, and severance expenses all increased from a one year ago. These increases were partially offset by decreases in technology contract labor, net, salaries, and incentive compensation expenses.

Figure 14. Personnel Expense

	Three months ended
	March 31,		Change
dollars in millions	2015	2014	Amount	Percent
Salaries	$218	$220	$(2)	(.9)%
Technology contract labor, net	10	17	(7)	(41.2)
Incentive compensation	70	72	(2)	(2.8)
Employee benefits	72	63	9	14.3
Stock-based compensation	13	11	2	18.2
Severance	6	5	1	20.0

Total personnel expense	$389	$388	$1	.3%

Operating lease expense

Operating lease expense increased $1 million, or 10%, from the year-ago quarter due to increased depreciation expense on operating lease equipment. Income related to the rental of leased equipment is presented in Figure 10 as “operating lease income and other leasing gains.”

Other expense

Other expense is comprised of various miscellaneous expense items. The $7 million, or 9.1%, increase in the current quarter compared to the year-ago quarter reflects fluctuations in several of those line items.

Income taxes

We recorded tax expense from continuing operations of $74 million for the first quarter of 2015 and $92 million for the first quarter of 2014.

Our federal tax expense (benefit) differs from the amount that would be calculated using the federal statutory tax rate, primarily because we generate income from investments in tax-advantaged assets, such as corporate-owned life insurance, earn credits associated with investments in low-income housing projects, and make periodic adjustments to our tax reserves. In addition, during the first quarter of 2015, our effective tax rate was reduced by additional federal tax credit refunds filed for prior years.

Additional information pertaining to how our tax expense (benefit) and the resulting effective tax rates were derived are included in Note 12 (“Income Taxes”) beginning on page 177 of our 2014 Form 10-K.

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

Figure 15 summarizes the contribution made by each major business segment to our “taxable-equivalent revenue from continuing operations” and “income (loss) from continuing operations attributable to Key” for the three-month periods ended March 31, 2015, and March 31, 2014.

Figure 15. Major Business Segments - Taxable-Equivalent (TE) Revenue from Continuing Operations and Income

(Loss) from Continuing Operations Attributable to Key

	Three months ended
	March 31,		Change
dollars in millions	2015	2014	Amount	Percent
REVENUE FROM CONTINUING OPERATIONS (TE)
Key Community Bank	$549	$546	$3	.5%
Key Corporate Bank	401	392	9	2.3
Other Segments	67	65	2	3.1

Total Segments	1,017	1,003	14	1.4
Reconciling Items	(3)	1	(4)	N/M

Total	$1,014	$1,004	$10	1.0%

INCOME (LOSS) FROM CONTINUING OPERATIONS ATTRIBUTABLE TO KEY
Key Community Bank	$50	$62	$(12)	(19.4)%
Key Corporate Bank	126	136	(10)	(7.4)
Other Segments	45	37	8	21.6

Total Segments	221	235	(14)	(6.0)
Reconciling Items	7	3	4	133.3

Total	$228	$238	$(10)	(4.2)%

Key Community Bank summary of operations

•	Average loan growth of $865 million, or 2.9% from the prior year

•	Average noninterest-bearing deposits up $1.2 billion, or 8.6% from the prior year

•	Noninterest income growth of 4.4% led by cards and payments and trust and investment services income growth versus the prior year

As shown in Figure 16, Key Community Bank recorded net income attributable to Key of $50 million for the first quarter of 2015, compared to net income attributable to Key of $62 million for the year-ago quarter.

Taxable-equivalent net interest income decreased by $5 million, or 1.4%, from the first quarter of 2014 due to declines in the deposit spread in the current period as a result of the continued low-rate environment. Average loans and leases grew 2.9% while average deposits increased 1.0% from one year ago.

Noninterest income increased $8 million, or 4.4%, from the year-ago quarter. This growth was balanced across the business with trust and investment services income and cards and payments income each increasing by $3 million.

The provision for credit losses increased by $18 million from the first quarter of 2014 related to loan growth.

Noninterest expense increased by $4 million, or .9%, from the year-ago quarter. Personnel expense increased $8 million and was partially offset by reduced infrastructure and internally-allocated costs.

Figure 16. Key Community Bank

	Three months ended
	March 31,		Change
dollars in millions	2015	2014	Amount	Percent
SUMMARY OF OPERATIONS
Net interest income (TE)	$358	$363	$(5)	(1.4)%
Noninterest income	191	183	8	4.4

Total revenue (TE)	549	546	3	.5
Provision for credit losses	29	11	18	163.6
Noninterest expense	440	436	4	.9

Income (loss) before income taxes (TE)	80	99	(19)	(19.2)
Allocated income taxes (benefit) and TE adjustments	30	37	(7)	(18.9)

Net income (loss) attributable to Key	$50	$62	$(12)	(19.4)%

AVERAGE BALANCES
Loans and leases	$30,662	$29,797	$865	2.9%
Total assets	32,716	31,918	798	2.5
Deposits	50,417	49,910	507	1.0
Assets under management at period end	$39,281	$38,814	$467	1.2%

ADDITIONAL KEY COMMUNITY BANK DATA

	Three months ended
	March 31,		Change
dollars in millions	2015	2014	Amount	Percent
NONINTEREST INCOME
Trust and investment services income	$74	$71	$3	4.2%
Services charges on deposit accounts	51	52	(1)	(1.9)
Cards and payments income	38	35	3	8.6
Other noninterest income	28	25	3	12.0

Total noninterest income	$191	$183	$8	4.4%

AVERAGE DEPOSITS OUTSTANDING
NOW and money market deposit accounts	$27,873	$27,431	$442	1.6%
Savings deposits	2,377	2,465	(88)	(3.6)
Certificates of deposits ($100,000 or more)	1,558	2,163	(605)	(28.0)
Other time deposits	3,211	3,673	(462)	(12.6)
Deposits in foreign office	333	309	24	7.8
Noninterest-bearing deposits	15,065	13,869	1,196	8.6

Total deposits	$50,417	$49,910	$507	1.0%

HOME EQUITY LOANS
Average balance	$10,316	$10,305
Weighted-average loan-to-value ratio (at date of origination)	71%	71%
Percent first lien positions	60	58
OTHER DATA
Branches	992	1,027
Automated teller machines	1,287	1,330

Key Corporate Bank summary of operations

•	Average loan and lease balances up 12.4% from the prior year

•	Average deposits up 16.1% from the prior year

•	Revenue up 2.3% from the prior year

As shown in Figure 17, Key Corporate Bank recorded net income attributable to Key of $126 million for the first quarter of 2015, compared to $136 million for the same period one year ago.

Taxable-equivalent net interest income increased by $17 million, or 8.7%, compared to the first quarter of 2014. Average earning assets increased $2.4 billion, or 9.9%, from the year-ago quarter, primarily driven by loan growth in commercial, financial and agricultural and real estate commercial mortgage. This growth in earning assets drove an increase of $7 million in earning asset spread. Average deposit balances increased $2.6 billion, or 16.1%, from the year-ago quarter, driven by commercial mortgage servicing deposits and other commercial client inflows. This growth in deposit balances drove an increase of $13 million in deposit and borrowing spread.

Noninterest income was down $8 million, or 4.1%, from the prior year. The majority of this decline was related to investment banking and debt placement fees, which decreased $16 million from the prior year primarily due to lower financial advisory fees. Operating lease income and other leasing gains declined by $7 million due to the termination of a leveraged lease in the prior year. Partially offsetting these declines were increases in trust and investment services income of $8 million, primarily due to the third quarter 2014 acquisition of Pacific Crest Securities, and an increase in other income of $6 million.

The provision for credit losses increased $11 million compared to the first quarter of 2014 related to loan growth.

Noninterest expense increased by $15 million, or 7.4%, from the first quarter of 2014. This increase was due to expenses related to the third quarter 2014 acquisition of Pacific Crest Securities.

Figure 17. Key Corporate Bank

	Three months ended
	March 31,		Change
dollars in millions	2015	2014	Amount	Percent
SUMMARY OF OPERATIONS
Net interest income (TE)	$213	$196	$17	8.7%
Noninterest income	188	196	(8)	(4.1)

Total revenue (TE)	401	392	9	2.3
Provision for credit losses	8	(3)	11	N/M
Noninterest expense	217	202	15	7.4

Income (loss) before income taxes (TE)	176	193	(17)	(8.8)
Allocated income taxes and TE adjustments	49	57	(8)	(14.0)

Net income (loss)	127	136	(9)	(6.6)
Less: Net income (loss) attributable to noncontrolling interests	1	—	1	N/M

Net income (loss) attributable to Key	$126	$136	$(10)	(7.4)%

AVERAGE BALANCES
Loans and leases	$24,722	$21,991	$2,731	12.4%
Loans held for sale	775	429	346	80.7
Total assets	30,297	27,171	3,126	11.5
Deposits	18,567	15,993	2,574	16.1
Assets under management at period end	—	$79	$(79)	N/M

ADDITIONAL KEY CORPORATE BANK DATA

	Three months ended
	March 31,		Change
dollars in millions	2015	2014	Amount	Percent
NONINTEREST INCOME
Trust and investment services income	$35	$27	$8	29.6%
Investment banking and debt placement fees	68	84	(16)	(19.0)
Operating lease income and other leasing gains	14	21	(7)	(33.3)
Corporate services income	32	29	3	10.3
Service charges on deposit accounts	10	11	(1)	(9.1)
Cards and payments income	4	3	1	33.3

Payments and services income	46	43	3	7.0
Mortgage servicing fees	13	15	(2)	(13.3)
Other noninterest income	12	6	6	100.0

Total noninterest income	$188	$196	$(8)	(4.1)%

Other Segments

Other Segments consist of Corporate Treasury, Key’s Principal Investing unit, and various exit portfolios. Other Segments generated net income attributable to Key of $45 million for the first quarter of 2015, compared to net income attributable to Key of $37 million for the same period last year. These results were primarily due to increases of $5 million in net gains from principal investing and $4 million in corporate-owned life insurance from the prior year, partially offset by a $4 million increase in personnel expense.

Financial Condition

Loans and loans held for sale

At March 31, 2015, total loans outstanding from continuing operations were $58 billion, compared to $57.4 billion at December 31, 2014, and $55.4 billion at March 31, 2014. The increase in our outstanding loans from continuing operations over the past twelve months results primarily from increased lending activity in our commercial, financial and agricultural portfolio. Loans related to the discontinued operations of the education lending business, which are excluded from total loans at March 31, 2015, December 31, 2014, and March 31, 2014, totaled $2.2 billion, $2.3 billion, and $4.4 billion, respectively. The decrease in education loans from prior periods is due to the sale, and resulting deconsolidation, of the residual interests in all of our outstanding education loan securitization trusts on September 30, 2014. For more information on balance sheet carrying value, see Note 1 (“Summary of Significant Accounting Policies”) under the headings “Loans” and “Loans Held for Sale” on page 116 of our 2014 Form 10-K.

Commercial loan portfolio

Commercial loans outstanding were $42.2 billion at March 31, 2015, an increase of $2.6 billion, or 7%, compared to March 31, 2014.

Commercial, financial and agricultural. Our commercial, financial and agricultural loans, also referred to as “commercial and industrial,” represented 50% of our total loan portfolio at March 31, 2015, 49% at December 31, 2014, and 47% at March 31, 2014, and is the largest component of our total loans. These loans are originated by both Key Corporate Bank and Key Community Bank and consist of fixed and variable rate loans to our large, middle market, and small business clients.

Figure 18 provides our commercial, financial and agricultural loans by industry classification at March 31, 2015, December 31, 2014, and March 31, 2014.

Figure 18. Commercial, Financial and Agricultural Loans

	March 31, 2015		December 31, 2014		March 31, 2014
		Percent		Percent		Percent
dollars in millions	Amount	of Total	Amount	of Total	Amount	of Total
Industry classification:
Services	$6,222	21.6%	$6,053	21.6%	$6,055	23.1%
Manufacturing	4,821	16.7	4,621	16.5	4,414	16.8
Public utilities	2,123	7.4	1,938	6.9	1,722	6.6
Financial services	2,829	9.8	2,844	10.2	2,521	9.6
Wholesale trade	2,411	8.4	2,294	8.2	1,958	7.5
Retail trade	1,121	3.9	1,089	3.9	1,045	4.0
Mining	895	3.1	946	3.4	772	2.9
Dealer floor plan	1,405	4.9	1,439	5.2	1,334	5.1
Property management	986	3.4	834	3.0	907	3.5
Transportation	1,291	4.5	1,407	5.0	1,157	4.4
Building contractors	663	2.3	683	2.4	517	2.0
Agriculture/forestry/fishing	623	2.2	675	2.4	484	1.8
Insurance	275	.9	257	.9	221	.8
Public administration	607	2.1	501	1.8	530	2.0
Communications	220	.8	196	.7	186	.7
Other	2,291	8.0	2,205	7.9	2,401	9.2

Total	$28,783	100.0%	$27,982	100.0%	$26,224	100.0%

Commercial, financial and agricultural loans increased $2.6 billion, or 9.8% from the same period last year, with Key Corporate Bank increasing $2.1 billion and Key Community Bank up $460 million. We have experienced growth in new high credit quality loan commitments and utilization with clients in our middle market segment and Institutional and Capital Markets business. Our two largest industry classifications—services and manufacturing—increased by 2.8% and 9.2%, respectively, when compared to one year ago. The services and manufacturing industries represented approximately 22% and 17%, respectively, of the total commercial, financial and agricultural loan portfolio at March 31, 2015, and approximately 23% and 17%, respectively, at March 31, 2014. At the end of each period provided in Figure 18 above, loans in the services and manufacturing industry classifications accounted for approximately 40% of our total commercial, financial and agricultural loan portfolio.

Services, manufacturing, and public utilities are focus areas where we maintain dedicated industry verticals that are staffed by relationship managers who possess deep industry experience and knowledge. Our loans in the services classification grew by $167 million, or 2.8%, compared to last year. Loans in the manufacturing classification grew by $407 million, or 9.2% compared to the same period one year ago. Increases in lending to large corporate, middle market, and business banking clients accounted for the majority of the growth in this classification. Loans in public utilities grew by $401 million, or 23.3% compared to the same period one year ago.

Our loans in the financial services and transportation classifications increased 12.2% and 11.6%, respectively, compared to the prior year. The increase in financial services loans was primarily attributable to growth in REIT balances. The increase in transportation loans was primarily attributable to loan growth for rail cars and shipping containers.

Our oil and gas loan portfolio focuses on lending to middle market companies and represents 2% of total loans outstanding at March 31, 2015. We have over 10 years of experience in energy lending with over 20 specialists dedicated to oil and gas. Credit quality on these loans remains solid.

Commercial real estate loans. Our commercial real estate (“CRE”) lending business is conducted through two primary sources: our 12-state banking franchise, and KeyBank Real Estate Capital, a national line of business that cultivates relationships with owners of CRE located both within and beyond the branch system. This line of business deals primarily with nonowner-occupied properties (generally properties for which at least 50% of the debt service is provided by rental income from nonaffiliated third parties) and accounted for approximately 67% of our average year-to-date CRE loans, compared to 59% one year ago. KeyBank Real Estate Capital generally focuses on larger owners and operators of CRE.

CRE loans totaled $9.3 billion and $8.9 billion and represented 16% of our total loan portfolio at March 31, 2015, and March 31, 2014. These loans, which include both owner- and nonowner-occupied properties, represented 22% of our commercial loan portfolio at March 31, 2015, and March 31, 2014. We have been de-risking the portfolio by changing our focus from developers to owners of completed and stabilized CRE.

Figure 19 includes commercial mortgage and construction loans in both Key Community Bank and Key Corporate Bank. As shown in Figure 19, this loan portfolio is diversified by both property type and geographic location of the underlying collateral.

As presented in Figure 19, at March 31, 2015, our CRE portfolio included mortgage loans of $8.2 billion and construction loans of $1.1 billion, representing 14% and 2%, respectively, of our total loans. At March 31, 2015, nonowner-occupied loans represented 12% of our total loans and owner-occupied loans represented 5% of our total loans. The average size of mortgage loans originated during the first quarter of 2015 was $8.9 million, and our largest mortgage loan at March 31, 2015, had a balance of $105 million. At March 31, 2015, our average construction loan commitment was $6.1 million. Our largest construction loan commitment was $49.8 million, and our largest construction loan amount outstanding was $42.9 million.

Also shown in Figure 19, 72% of our CRE loans at March 31, 2015, were for nonowner-occupied properties compared to 68% at March 31, 2014. Approximately 15% of these loans were construction loans at March 31, 2015, compared to 14% at March 31, 2014. Typically, these properties are not fully leased at the origination of the loan. The borrower relies upon additional leasing through the life of the loan to provide the cash flow necessary to support debt service payments. A significant decline in economic growth, and in turn rental rates and occupancy would adversely affect our portfolio of construction loans.

Figure 19. Commercial Real Estate Loans

	Geographic Region								Percent of		Commercial
dollars in millions	West	Southwest	Central	Midwest	Southeast	Northeast	National	Total	Total	Construction	Mortgage
March 31, 2015
Nonowner-occupied:
Retail properties	$185	$135	$91	$124	$187	$59	$132	$913	9.8%	$132	$781
Multifamily properties	509	119	585	531	751	143	169	2,807	30.2	541	2,266
Health facilities	174	—	168	152	156	284	166	1,100	11.8	124	976
Office buildings	225	16	151	96	50	99	—	637	6.8	100	537
Warehouses	205	—	26	102	71	77	130	611	6.6	32	579
Manufacturing facilities	24	—	—	5	78	1	30	138	1.5	21	117
Hotels/Motels	37	—	9	7	17	6	—	76	.8	—	76
Residential properties	1	—	26	2	3	10	—	42	.5	8	34
Land and development	4	—	7	8	12	11	—	42	.5	32	10
Other	62	—	7	11	39	89	93	301	3.2	12	289

Total nonowner-occupied	1,426	270	1,070	1,038	1,364	779	720	6,667	71.7	1,002	5,665
Owner-occupied	1,108	7	289	600	47	586	—	2,637	28.3	140	2,497

Total	$2,534	$277	$1,359	$1,638	$1,411	$1,365	$720	$9,304	100.0%	$1,142	$8,162

December 31, 2014
Total	$2,518	$307	$1,261	$1,668	$1,393	$1,315	$685	$9,147		$1,100	$8,047

March 31, 2014
Total	$2,461	$299	$1,055	$1,633	$1,313	$1,370	$753	$8,884		$1,007	$7,877

March 31, 2015
Nonowner-occupied:
Nonperforming loans	—	—	—	$8	—	$9	—	$17	N/M	$7	$10
Accruing loans past due 90 days or more	$2	—	—	2	—	4	—	8	N/M	—	8
Accruing loans past due 30 through 89 days	—	—	—	1	$14	—	—	15	N/M	—	15

West –	Alaska, California, Hawaii, Idaho, Montana, Oregon, Washington, and Wyoming
Southwest –	Arizona, Nevada, and New Mexico
Central –	Arkansas, Colorado, Oklahoma, Texas, and Utah
Midwest –	Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, and Wisconsin
Southeast –	Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, Washington D.C., and West Virginia
Northeast –	Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, and Vermont
National –	Accounts in three or more regions

During the first three months of 2015, nonperforming loans related to nonowner-occupied properties decreased by $4 million from December 31, 2014, to $17 million at March 31, 2015, and increased by $1 million when compared to March 31, 2014. Our nonowner-occupied CRE portfolio has increased by 10%, or approximately $591 million, since March 31, 2014.

Commercial lease financing. We conduct commercial lease financing arrangements through our KEF line of business and have both the scale and array of products to compete in the equipment lease financing business. Commercial lease financing receivables represented 10% of commercial loans at March 31, 2015, and 11% at March 31, 2014.

Commercial loan modification and restructuring

We modify and extend certain commercial loans in the normal course of business for our clients. Loan modifications vary and are handled on a case-by-case basis with strategies responsive to the specific circumstances of each loan and borrower. In many cases, borrowers have other resources and can reinforce the credit with additional capital, collateral, guarantees, or income sources.

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

If loan terms are extended at less than normal market rates for similar lending arrangements, our Asset Recovery Group is consulted to help determine if any concession granted would result in designation as a TDR. Transfer to our Asset Recovery Group is considered for any commercial loan determined to be a TDR. During the first three months of 2015, we did not have any new restructured commercial loans compared to $3 million of new restructured commercial loans in the first three months of 2014.

For more information on concession types for our commercial accruing and nonaccruing TDRs, see Note 4.

Figure 20. Commercial TDRs by Note Type and Accrual Status

	March 31,	December 31,	September 30,	June 30,	March 31,
in millions	2015	2014	2014	2014	2014
Commercial TDRs by Note Type
Tranche A	$39	$40	$35	$38	$61

Total Commercial TDRs	$39	$40	$35	$38	$61

Commercial TDRs by Accrual Status
Nonaccruing	$35	$36	$24	$26	$49
Accruing	4	4	11	12	12

Total Commercial TDRs	$39	$40	$35	$38	$61

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

As of March 31, 2015, we had $3.3 million of mortgage and construction loans that had a loan-to-value ratio greater than 1.0, and were accounted for as performing loans. These loans were not considered impaired due to one or more of the following factors: (i) underlying cash flow adequate to service the debt at a market rate of return with adequate amortization; (ii) a satisfactory borrower payment history; and (iii) acceptable guarantor support.

Consumer loan portfolio

Consumer loans outstanding decreased by $139 million, or .9%, from one year ago. The home equity portfolio is the largest segment of our consumer loan portfolio. Approximately 98% of this portfolio at March 31, 2015, was originated from our Key Community Bank within our 12-state footprint. The remainder of the portfolio, which has been in an exit mode since the fourth quarter of 2007, was originated from the Consumer Finance line of business and is now included in Other Segments. Home equity loans in Key Community Bank decreased by $11 million, or .1%, over the past twelve months.

As shown in Figure 16, we held the first lien position for approximately 60% of the Key Community Bank home equity portfolio at March 31, 2015, and 58% at March 31, 2014. For consumer loans with real estate collateral, we track borrower performance monthly. Regardless of the lien position, credit metrics are refreshed quarterly, including recent Fair Isaac Corporation scores as well as original and updated loan-to-value ratios. This information is used in establishing the ALLL. Our methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” beginning on page 117 of our 2014 Form 10-K.

Regulatory guidance issued in January 2012 addressed specific risks and required actions within home equity portfolios associated with second lien loans. At March 31, 2015, 40% of our home equity portfolio was secured by second lien mortgages. On at least a quarterly basis, we continue to monitor the risk characteristics of these loans when determining whether our loss estimation methods are appropriate.

Figure 21 summarizes our home equity loan portfolio by source at the end of each of the last five quarters, as well as certain asset quality statistics and yields on the portfolio as a whole.

Figure 21. Home Equity Loans

	2015	2014
dollars in millions	First	Fourth	Third	Second	First
SOURCES OF PERIOD-END LOANS
Key Community Bank	$10,270	$10,366	$10,380	$10,379	$10,281
Other	253	267	283	300	315

Total	$10,523	$10,633	$10,663	$10,679	$10,596

Nonperforming loans at period end	$191	$195	$184	$189	$199
Net loan charge-offs for the period	5	6	7	10	9
Yield for the period	3.99%	4.01%	4.01%	4.03%	4.04%

Loans held for sale

As shown in Note 3 (“Loans and Loans Held for Sale”), our loans held for sale increased to $1.6 billion at March 31, 2015, from $734 million at December 31, 2014, and $401 million at March 31, 2014.

At March 31, 2015, loans held for sale included $183 million of commercial, financial and agricultural loans, which increased by $139 million from March 31, 2014, $1.4 billion of commercial mortgage loans, which increased $1.1 billion from March 31, 2014, and $44 million of residential mortgage loans, which increased $28 million from March 31, 2014.

Loan sales

As shown in Figure 22, during the first three months of 2015, we sold $1 billion of CRE loans, $120 million of residential real estate loans, $58 million of commercial loans, and $63 million of commercial lease financing loans. Most of these sales came from the held-for-sale portfolio; however, $47 million of these loan sales related to the held-to-maturity portfolio.

Loan sales classified as held for sale generated net gains of $20 million in the first three months of 2015 and are included in “investment banking and debt placement fees” and “other income” on the income statement.

Among the factors that we consider in determining which loans to sell are:

•	our business strategy for particular lending areas;

•	whether particular lending businesses meet established performance standards or fit with our relationship banking strategy;

•	our A/LM needs;

•	the cost of alternative funding sources;

•	the level of credit risk;

•	capital requirements; and

•	market conditions and pricing.

Figure 22 summarizes our loan sales for the first three months of 2015 and all of 2014.

Figure 22. Loans Sold (Including Loans Held for Sale)

			Commercial
		Commercial	Lease	Residential
in millions	Commercial	Real Estate	Financing	Real Estate	Total
2015
First quarter	$58	$1,010	$63	$120	$1,251

Total	$58	$1,010	$63	$120	$1,251

2014
Fourth quarter	$29	$2,333	$80	$103	$2,545
Third quarter	179	913	48	127	1,267
Second quarter	152	679	45	104	980
First quarter	16	489	39	73	617

Total	$376	$4,414	$212	$407	$5,409

Figure 23 shows loans that are either administered or serviced by us, but not recorded on the balance sheet, and includes loans that were sold.

Figure 23. Loans Administered or Serviced

	March 31,	December 31,	September 30,	June 30,	March 31,
in millions	2015	2014	2014	2014	2014
Commercial real estate loans	$201,397	$191,407	$179,293	$179,194	$174,601
Education loans (a)	—	1,589	1,655	—	—
Commercial lease financing	701	722	709	708	717
Commercial loans	347	344	340	327	325

Total	$202,445	$194,062	$181,997	$180,229	$175,643

(a)	During the third quarter of 2014, we sold the residual interests in all of our outstanding education loan securitization trusts to a third party. At September 30, 2014, we deconsolidated the securitization trusts and removed the trust assets from our balance sheet. We retained the servicing for the loans associated with these securitization trusts. See Note 11 (“Acquisitions and Discontinued Operations”) for more information about this transaction.

In the event of default by a borrower, we are subject to recourse with respect to approximately $1.5 billion of the $202 billion of loans administered or serviced at March 31, 2015. Additional information about this recourse arrangement is included in Note 15 (“Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with FNMA.”

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

Securities

Our securities portfolio totaled $18.1 billion at March 31, 2015, compared to $18.4 billion at December 31, 2014, and $17.2 million at March 31, 2014. Available-for-sale securities were $13.1 billion at March 31, 2015, compared to $13.4 billion at December 31, 2014, and $12.4 million at March 31, 2014. Held-to-maturity securities were $5 billion at March 31, 2015, compared to $5 billion at December 31, 2014, and $4.8 million at March 31, 2014.

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

Figure 24. Mortgage-Backed Securities by Issuer

	March 31,	December 31,	March 31,
in millions	2015	2014	2014
FHLMC	$5,352	$5,666	$6,728
FNMA	4,761	4,998	5,832
GNMA	7,935	7,636	4,547

Total (a)	$18,048	$18,300	$17,107

(a)	Includes securities held in the available-for-sale and held-to-maturity portfolios.

Securities available for sale

The majority of our securities available-for-sale portfolio consists of Federal Agency CMOs and mortgage-backed securities. CMOs are debt securities secured by a pool of mortgages or mortgage-backed securities. These mortgage securities generate interest income, serve as collateral to support certain pledging agreements, and provide liquidity value under upcoming regulatory requirements. At March 31, 2015, we had $13.1 billion invested in CMOs and other mortgage-backed securities in the available-for-sale portfolio, compared to $13.3 billion at December 31, 2014, and $12.3 at March 31, 2014.

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

Throughout 2014 and the first quarter of 2015, our investing activities continued to complement other balance sheet developments and provide for our ongoing liquidity management needs. Our actions to not reinvest the monthly security cash flows at various times during this time period served to provide the liquidity necessary to address our funding requirements. These funding requirements included ongoing loan growth and occasional debt maturities. At other times, we may make additional investments that go beyond the replacement of maturities or mortgage security cash flows as our liquidity position and/or interest rate risk management strategies may require. Lastly, our focus on investing in GNMA-related securities is also related to liquidity management strategies as we continue to make progress in preparing for future regulatory requirements.

Figure 25 shows the composition, yields, and remaining maturities of our securities available for sale. For more information about these securities, including gross unrealized gains and losses by type of security and securities pledged, see Note 6.

Figure 25. Securities Available for Sale

			Other
	States and	Collateralized	Mortgage-				Weighted-
	Political	Mortgage	Backed	Other			Average
dollars in millions	Subdivisions	Obligations (a)	Securities (a)	Securities (b)	Total		Yield (c)
March 31, 2015
Remaining maturity:
One year or less	$1	$291	—	—	$292		2.98%
After one through five years	14	10,744	$1,885	$33	12,676		2.11
After five through ten years	7	128	14	—	149		2.67
After ten years	—	—	3	—	3		5.50

Fair value	$22	$11,163	$1,902	$33	$13,120		—
Amortized cost	21	11,116	1,870	30	13,037		2.14%
Weighted-average yield (c)	6.20%	2.13%	2.14%	—	2.14	%(d)	—
Weighted-average maturity	3.8 years	3.4 years	3.3 years	3.3 years	3.4 years		—
December 31, 2014
Fair value	$23	$11,270	$2,035	$32	$13,360		—
Amortized cost	22	11,310	2,004	29	13,365		2.24%
March 31, 2014
Fair value	$37	$10,469	$1,832	$21	$12,359		—
Amortized cost	37	10,541	1,817	17	12,412		2.32%

(a)	Maturity is based upon expected average lives rather than contractual terms.
(b)	Includes primarily marketable equity securities.
(c)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.
(d)	Excludes $33 million of securities at March 31, 2015, that have no stated yield.

Held-to-maturity securities

Federal Agency CMOs and mortgage-backed securities constitute essentially all of our held-to-maturity securities. The remaining balance comprises foreign bonds and capital securities. Figure 26 shows the composition, yields and remaining maturities of these securities.

Figure 26. Held-to-Maturity Securities

	Collateralized	Other					Weighted-
	Mortgage	Mortgage-backed	Other				Average
dollars in millions	Obligations	Securities	Securities		Total		Yield (a)
March 31, 2015
Remaining maturity:
One year or less	—	—	$9		$9		3.05%
After one through five years	$4,491	—	13		4,504		1.86
After five through ten years	258	$234	—		492		2.43

Amortized cost	$4,749	$234	$22		$5,005		1.92%
Fair value	4,745	236	22		5,003		—
Weighted-average yield	1.88%	2.69%	2.69	%(b)	1.92	%(b)	—
Weighted-average maturity	3.4 years	7.2 years	2.0 years		3.6 years		—
December 31, 2014
Amortized cost	$4,755	$240	$20		$5,015		1.95%
Fair value	4,713	241	20		4,974		—
March 31, 2014
Amortized cost	$4,806	—	$20		$4,826		1.86%
Fair value	4,713	—	20		4,733		—

(a)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.
(b)	Excludes $5 million of securities at March 31, 2015, that have no stated yield.

Other investments

Principal investments — investments in equity and debt instruments made by our Principal Investing unit — represented 51% of other investments at March 31, 2015. They include direct investments (investments made in a particular company) as well as indirect investments (investments made through funds that include other investors). Principal investments are predominantly made in privately held companies and are carried at fair value. The fair value of the direct investments was $74 million at March 31, 2015, $104 million at December 31, 2014, and $141 million at March 31, 2014, while the fair value of the indirect investments was $301 million at March 31, 2015, $302 million at December 31, 2014, and $403 million at March 31, 2014. Under the requirements of the Volcker Rule, we will be required to dispose of some or all of our indirect principal investments. On December 18, 2014, the Federal Reserve extended the conformance period to July 21, 2016, for all banking entities with respect to covered funds. The Federal Reserve also indicated its intent to exercise the authority granted by Section 13 of the Bank Holding Company Act to grant the final one-year extension until July 21, 2017. If this authority is not exercised by the Federal Reserve, Key is permitted to file for an additional extension of up to five years for illiquid funds, to retain the indirect investments for a longer period of time. We plan to apply for the extension, if not granted automatically, and hold the investments. As of March 31, 2015, we have not committed to a plan to sell these investments. For more information about the Volcker Rule, see the discussion under the heading “Other Regulatory Developments under the Dodd-Frank Act – ‘Volcker Rule’” in the section entitled “Supervision and Regulation” beginning on page 16 of our 2014 Form 10-K.

In addition to principal investments, “other investments” include other equity and mezzanine instruments, such as certain real-estate-related investments that are carried at fair value, as well as other types of investments that generally are carried at cost. There are indirect real-estate-related investments valued at $9 million at March 31, 2015, $10 million at December 31, 2014, and $20 million at March 31, 2014, that may be subject to the disposal requirements under the Volcker Rule, as described in the previous paragraph.

Most of our other investments are not traded on an active market. We determine the fair value at which these investments should be recorded based on the nature of the specific investment and all available relevant information. This review may encompass such factors as the issuer’s past financial performance and future potential, the values of public companies in comparable businesses, the risks associated with the particular business or investment type, current market conditions, the nature and duration of resale restrictions, the issuer’s payment history, our knowledge of the industry, third-party data, and other relevant factors. During the first three months of 2015, net gains from our principal investing activities (including results attributable to noncontrolling interests) totaled $29 million, which includes $18 million of net unrealized losses. These net gains are recorded as “net gains (losses) from principal investing” on the income statement. Additional information regarding these investments is provided in Note 5 (“Fair Value Measurements”).

Deposits and other sources of funds

Domestic deposits are our primary source of funding. During the first quarter of 2015, average domestic deposits were $68.8 billion and represented 86% of the funds we used to support loans and other earning assets, compared to $65.6 billion and 86% during the first quarter of 2014. The composition of our average deposits is shown in Figure 8 in the section entitled “Net interest income.”

The increase in average domestic deposits from the first quarter of 2014 to the first quarter of 2015 was due to increases in noninterest-bearing deposits of $3.6 billion and NOW and money market deposit accounts of $888 million. These increases were mostly due to the commercial mortgage servicing business. This growth was partially offset by a decline in certificates of deposit.

Wholesale funds, consisting of deposits in our foreign office and short-term borrowings, averaged $1.8 billion during the first quarter of 2015, compared to $2.7 billion during the first quarter of 2014. The change from the first quarter of 2014 was caused by decreases of $749 million in federal funds purchased and securities sold under agreements to repurchase, $131 million in foreign office deposits, and $81 million in bank notes and other short-term borrowings.

Capital

At March 31, 2015, our shareholders’ equity was $10.6 billion, up $73 million from December 31, 2014. The following sections discuss certain factors that contributed to this change. For other factors that contributed to the change, see the Consolidated Statements of Changes in Equity (Unaudited).

CCAR and capital actions

As part of its ongoing supervisory process, the Federal Reserve requires BHCs like KeyCorp to submit an annual comprehensive capital plan and to update that plan to reflect material changes in the BHC’s risk profile, business strategies, or corporate structure, including but not limited to changes in planned capital actions. In January 2015, we submitted to the Federal Reserve and provided to the OCC our 2015 capital plan under the annual CCAR process. On March 11, 2015, the Federal Reserve announced that it did not object to our 2015 capital plan. The 2015 capital plan includes a common share repurchase program of up to $725 million. Share repurchases under the 2015 capital plan began in the second quarter of 2015 and include repurchases to offset issuances of common shares under our employee compensation plans. Common share repurchases under the 2015 capital plan are expected to be executed through the second quarter of 2016.

During the first quarter of 2015, we repurchased $208 million of common shares under our 2014 capital plan authorization.

Dividends

Consistent with the 2014 capital plan, we made a dividend payment of $.065 per share, or $55 million, on our common shares during the first quarter of 2015.

We also made a quarterly dividend payment of $1.9375 per share, or $5.6 million, on our Series A Preferred Stock during the first quarter of 2015.

Our 2015 capital plan proposed an increase in our quarterly common share dividend from $.065 to $.075 per share, which will be evaluated by our Board of Directors in May 2015. An additional potential increase in our quarterly common share dividend, up to $.085 per share, will be considered by the Board in 2016 for the fifth quarter of the 2015 capital plan. Other changes to future dividends may be evaluated by the Board based upon our earnings, financial condition, and other factors, including regulatory review. Further information regarding the capital planning process and CCAR is included under the heading “Regulatory capital and liquidity” in the “Supervision and Regulation” section beginning on page 10 of our 2014 Form 10-K.

Common shares outstanding

Our common shares are traded on the NYSE under the symbol KEY with 28,285 holders of record at March 31, 2015. Our book value per common share was $12.12 based on 850.9 million shares outstanding at March 31, 2015, compared to $11.91 per common share based on 859.4 million shares outstanding at December 31, 2014, and $11.43 per common share based on 884.9 million shares outstanding at March 31, 2014. At March 31, 2015, our tangible book value per common share was $10.84, compared to $10.65 per common share at December 31, 2014, and $10.28 per common share at March 31, 2014.

Figure 27 shows activities that caused the change in outstanding common shares over the past five quarters.

Figure 27. Changes in Common Shares Outstanding

	2015	2014
in thousands	First	Fourth	Third	Second	First
Shares outstanding at beginning of period	859,403	868,477	876,823	884,869	890,724
Common shares repurchased	(14,087)	(9,786)	(8,830)	(7,824)	(9,845)
Shares reissued (returned) under employee benefit plans	5,571	712	484	(222)	3,990
Common shares exchanged for Series A Preferred Stock	33	—	—	—	—

Shares outstanding at end of period	850,920	859,403	868,477	876,823	884,869

As shown above, common shares outstanding decreased by 8.5 million shares during the first quarter of 2015 due to share repurchases under our 2014 capital plan, partially offset by the net activity in our employee benefit plans.

At March 31, 2015, we had 166 million treasury shares, compared to 157.6 million treasury shares at December 31, 2014, and 132.1 million treasury shares at March 31, 2014. Going forward we expect to reissue treasury shares as needed in connection with stock-based compensation awards and for other corporate purposes.

Information on repurchases of common shares by KeyCorp is included in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this report.

Capital adequacy

Capital adequacy is an important indicator of financial stability and performance. All of our capital ratios remained in excess of regulatory requirements at March 31, 2015. Our capital and liquidity levels are intended to position us to weather an adverse credit cycle while continuing to serve our clients’ needs, as well as to meet the Regulatory Capital Rules described in the “Supervision and regulation” section of Item 2 of this report. Our shareholders’ equity to assets ratio was 11.26% at March 31, 2015, compared to 11.22% at December 31, 2014, and 11.46% at March 31, 2014. Our tangible common equity to tangible assets ratio was 9.92% at March 31, 2015, compared to 9.88% at December 31, 2014, and10.14% at March 31, 2014.

Federal banking regulators have promulgated minimum risk-based capital and leverage ratio requirements for BHCs like KeyCorp and their banking subsidiaries like KeyBank. As of January 1, 2015, Key and KeyBank (consolidated) were each required to maintain a minimum Tier 1 risk-based capital ratio of 6.00%, a total risk-based capital ratio of 8.00%, and a Tier 1 leverage ratio of 4.00%. At March 31, 2015, our Tier 1 risk-based capital ratio, total risk-based capital ratio, and Tier 1 leverage ratio were 11.04%, 12.79%,and 10.91%, respectively, compared to 11.90%, 13.89%, and 11.26%, respectively, at December 31, 2014, and 12.01%, 14.23%, and 11.30% at March 31, 2014.

The adoption of the Regulatory Capital Rules changes the regulatory capital standards that apply to BHCs by phasing out the treatment of capital securities and cumulative preferred securities as eligible Tier 1 capital. The phase-out period, which began January 1, 2015, for standardized approach banking organizations such as KeyCorp, will result in our trust preferred securities issued by the KeyCorp capital trusts being treated only as Tier 2 capital by 2016. The trust preferred securities issued by the KeyCorp capital trusts contribute $85 million, or 9 and 10 basis points, to our Tier 1 risk-based capital ratio of 11.04% and Tier 1 leverage ratio of 10.91%, respectively, at March 31, 2015. The trust preferred securities contribute $340 million, or 37 basis points, to our total risk-based capital ratio of 12.79% at March 31, 2015. The new minimum capital and leverage ratios under the Regulatory Capital Rules together with the estimated ratios of Key at March 31, 2015, calculated on a fully phased-in basis, are set forth under the heading “New minimum capital and leverage ratio requirements” in the “Supervision and regulation” section in Item 2 of this report.

As previously indicated in the “Supervision and Regulation” section of Item 1 of our 2014 Form 10-K under the heading “Revised prompt corrective action capital category ratios,” the prompt corrective action capital category regulations do not apply to BHCs. If, however, these regulations did apply to BHCs, we believe KeyCorp would qualify for the “well capitalized” capital category at March 31, 2015. Moreover, after accounting for the phase-out of our trust preferred securities as Tier 1 eligible (and therefore as Tier 2 instead) as of March 31, 2015, we estimate KeyCorp would still qualify for the “well capitalized” capital category under the regulatory capital regulations, with an estimated Tier 1 risk-based capital ratio, estimated Tier 1 leverage ratio, and estimated total risk-based capital ratio of 10.95%, 10.81%, and 12.79%, respectively. The new threshold ratios for a “well capitalized” and an “adequately capitalized” institution under the Regulatory Capital Rules are described in the “Supervision and regulation” section of Item 2 of this report under the heading “Revised prompt corrective action capital category ratios.” Since the regulatory capital categories under these regulations serve a limited supervisory function, investors should not use them as a representation of the overall financial condition or prospects of KeyCorp. A discussion of the regulatory capital standards and other related capital adequacy regulatory standards is included in the section “Regulatory capital and liquidity” in “Supervision and Regulation” under Item 1 of our 2014 Form 10-K.

Traditionally, the banking regulators have assessed bank and BHC capital adequacy based on both the amount and composition of capital, the calculation of which is prescribed in federal banking regulations. The Federal Reserve’s assessment of capital adequacy previously focused on a component of Tier 1 risk-based capital, known as Tier 1 common equity, and its review of the consolidated capitalization of systemically important financial companies, including KeyCorp. The capital modifications mandated by the Regulatory Capital Rules, which became effective on January 1, 2015, for Key, require higher and better-quality capital and introduced a new capital measure, “Common Equity Tier 1.” Common Equity Tier 1 is not formally defined by GAAP and is considered to be a non-GAAP financial measure. Figure 7 in the “Highlights of Our Performance” section reconciles Key shareholders’ equity, the GAAP performance measure, to Common Equity Tier 1, the corresponding non-GAAP measure. Our Common Equity Tier 1 ratio was 10.64% at March 31, 2015.

At March 31, 2015, for Key’s consolidated operations, we had a federal net deferred tax asset of $105 million and a state deferred tax asset of $14 million, compared to a federal net deferred tax asset of $133 million and a state deferred tax asset of $3 million at March 31, 2014. We recorded a valuation allowance of less than $1 million against the gross deferred tax assets associated with certain state net operating loss carryforwards and state credit carryforwards at March 31, 2015, compared to $1 million at March 31, 2014. Starting with the implementation of the Regulatory Capital Rules on January 1, 2015, deferred tax assets that arise from net operating loss and tax credit carryforwards are deductible from Common Equity Tier 1 on a phase-in basis. As of March 31, 2015, this balance was approximately $1 million.

Figure 28 represents the details of our regulatory capital position at March 31, 2015, under the Regulatory Capital Rules. Figure 29 represents the details of our regulatory capital position at December 31, 2014, and March 31, 2014.

Figure 28. Capital Components and Risk-Weighted Assets (Regulatory Capital Rules)

dollars in millions		March 31, 2015
COMMON EQUITY TIER 1
Key shareholders’ equity (GAAP)		$10,603
Less:	Preferred Stock, Series A (a)	281

	Common Equity Tier 1 capital before adjustments and deductions	10,322

Less:	Goodwill, net of deferred tax liabilities	1,036
	Intangible assets, net of deferred tax liabilities	36
	Deferred tax assets	1
	Net unrealized gains (losses) on available-for-sale securities	52
	Accumulated gain (loss) on cash flow hedges	(8)
	Amounts recorded in accumulated other comprehensive income (loss) related to pension and postretirement benefit costs	(364)

	Total Common Equity Tier 1 capital	$9,569

TIER 1 CAPITAL
Common Equity Tier 1		$9,569
Additional Tier 1 Capital instruments and related surplus		281
Non-qualifying capital instruments subject to phase out		85
Less:	Deductions	1

	Total Tier 1 capital	9,934

TIER 2 CAPITAL
Tier 2 capital instruments and related surplus		713
Allowance for losses on loans and liability for losses on lending-related commitments (b)		861
Net unrealized gains on available for sale preferred stock classified as an equity security		1
Less:	Deductions	—

	Total Tier 2 capital	1,575

	Total risk-based capital	$11,509

RISK-WEIGHTED ASSETS
Risk-weighted assets on balance sheet		$68,023
Risk-weighted off-balance sheet exposure		21,205
Market risk-equivalent assets		739

	Gross risk-weighted assets	89,967
Less:	Excess allowance for loan and lease losses	—

	Net risk-weighted assets	$89,967

AVERAGE QUARTERLY TOTAL ASSETS		$91,838

CAPITAL RATIOS
Tier 1 risk-based capital		11.04%
Total risk-based capital		12.79
Leverage (c)		10.91
Common Equity Tier 1		10.64

(a)	Net of capital surplus.
(b)	The ALLL included in Tier 2 capital is limited by regulation to 1.25% of the institution’s standardized total risk-weighted assets (excluding its standardized market risk-weighted assets). The ALLL includes $25 million of allowance classified as “discontinued assets” on the balance sheet at March 31, 2015.
(c)	This ratio is Tier 1 capital divided by average quarterly total assets as defined by the Federal Reserve less: (i) goodwill, (ii) the disallowed intangible and deferred tax assets, and (iii) other deductions from assets for leverage capital purposes.

Figure 29. Capital Components and Risk-Weighted Assets

dollars in millions		December 31, 2014	March 31, 2014
TIER 1 CAPITAL
Key shareholders’ equity		$10,530	$10,403
Qualifying capital securities		339	339
Less:	Goodwill	1,057	979
	Accumulated other comprehensive income (a)	(395)	(367)
	Other assets (b)	83	84

	Total Tier 1 capital	10,124	10,046

TIER 2 CAPITAL
Allowance for losses on loans and liability for losses on lending-related commitments (c)		859	903
Net unrealized gains on equity securities available for sale		1	2
Qualifying long-term debt		840	948

	Total Tier 2 capital	1,700	1,853

	Total risk-based capital	$11,824	$11,899

TIER 1 COMMON EQUITY
Tier 1 capital		$10,124	$10,046
Less:	Qualifying capital securities	339	339
	Series A Preferred Stock (d)	282	282

	Total Tier 1 common equity	$9,503	$9,425

RISK-WEIGHTED ASSETS
Risk-weighted assets on balance sheet		$66,054	$66,057
Risk-weighted off-balance sheet exposure		19,360	17,555
Less:	Goodwill	1,057	979
	Other assets (b)	120	262
Plus:	Market risk-equivalent assets	863	1,266

	Gross risk-weighted assets	85,100	83,637
Less:	Excess allowance for loan and lease losses	—	—

	Net risk-weighted assets	$85,100	$83,637

AVERAGE QUARTERLY TOTAL ASSETS		$91,116	$90,158

CAPITAL RATIOS
Tier 1 risk-based capital		11.90%	12.01%
Total risk-based capital		13.89	14.23
Leverage (e)		11.26	11.30
Tier 1 common equity		11.17	11.27

(a)	Includes net unrealized gains or losses on securities available for sale (except for net unrealized losses on marketable equity securities), net gains or losses on cash flow hedges, and amounts resulting from the application of the applicable accounting guidance for defined benefit and other postretirement plans.
(b)	Other assets deducted from Tier 1 capital and risk-weighted assets consist of disallowed intangible assets (excluding goodwill) and deductible portions of nonfinancial equity investments. There were no disallowed deferred tax assets at December 31, 2014, and March 31, 2014.
(c)	The ALLL included in Tier 2 capital is limited by regulation to 1.25% of the sum of gross risk-weighted assets plus low level exposures and residual interests calculated under the direct reduction method, as defined by the Federal Reserve. The ALLL includes $29 million and $34 million of allowance classified as “discontinued assets” on the balance sheet at December 31, 2014, and March 31, 2014, respectively.
(d)	Net of capital surplus.
(e)	This ratio is Tier 1 capital divided by average quarterly total assets as defined by the Federal Reserve less: (i) goodwill, (ii) the disallowed intangible assets described in footnote (b), and (iii) deductible portions of nonfinancial equity investments; plus assets derecognized as an offset to AOCI resulting from the adoption and subsequent application of the applicable accounting guidance for defined benefit and other postretirement plans.

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

The Board’s Audit Committee assists the Board in oversight of financial statement integrity, regulatory and legal requirements, independent auditors’ qualifications and independence, and the performance of the internal audit function and independent auditors. The Audit Committee meets with management and approves significant policies relating to the risk areas overseen by the Audit Committee. The Audit Committee has responsibility over all risk review functions, including internal audit, as well as financial reporting, legal matters, and fraud risk. The Audit Committee also receives reports on enterprise risk. In addition to regularly scheduled bi-monthly meetings, the Audit Committee convenes to discuss the content of our financial disclosures and quarterly earnings releases.

The Board’s Risk Committee assists the Board in oversight of strategies, policies, procedures, and practices relating to the assessment and management of enterprise-wide risk, including credit, market, liquidity, model, operational, compliance, reputation, and strategic risks. The Risk Committee also assists the Board in overseeing risks related to capital adequacy, capital planning, and capital actions. The Risk Committee reviews and provides oversight of management’s activities related to the enterprise-wide risk management framework, which includes review of the Enterprise Risk Management (“ERM”) Policy, including the Risk Appetite Statement, and management and ERM reports. The Risk Committee also approves any material changes to the charter of the ERM Committee and significant policies relating to risk management.

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

Trading market risk

Key incurs market risk as a result of trading, investing, and client facilitation activities, principally within our investment banking and capital markets businesses. Key has exposures to a wide range of interest rates, equity prices, foreign exchange rates, credit spreads, and commodity prices, as well as the associated implied volatilities and spreads. Our primary market risk exposures are a result of trading activities in the derivative and fixed income markets and maintaining positions in these instruments. We maintain modest trading inventories to facilitate customer flow, make markets in securities, and hedge certain risks. The majority of our positions are traded in active markets.

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

Covered positions. We monitor the market risk of our covered positions, which includes all of our trading positions as well as all foreign exchange and commodity positions, regardless of whether the position is in a trading account. All positions in the trading account are recorded at fair value, and changes in fair value are reflected in our consolidated statements of income. Information regarding our fair value policies, procedures and methodologies is provided in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Fair Value Measurements” and Note 5 (“Fair Value Measurements”) in this report. Instruments that are used to hedge nontrading activities, such as bank-issued debt and loan portfolios, equity positions that are not actively traded, and securities financing activities, do not meet the definition of a covered position. MRM is responsible for identifying our portfolios as either covered or non-covered. The Covered Position Working Group develops the final list of covered positions, and a summary is provided to the Market Risk Committee.

Our significant portfolios of covered positions are detailed below. We analyze market risk by portfolios of covered positions, and do not separately measure and monitor our portfolios by risk type. The descriptions below incorporate the respective risk types associated with each of these portfolios.

•	Fixed income includes those instruments associated with our capital markets business and the trading of securities as a dealer. These instruments may include positions in municipal bonds, bonds backed by the U.S. government, agency and corporate bonds, certain mortgage-backed securities, securities issued by the U.S. Treasury, money markets, and certain CMOs. The activities and instruments within the fixed income portfolio create exposures to interest rate and credit spread risks.

•	Interest rate derivatives include interest rate swaps, caps, and floors, which are transacted primarily to accommodate the needs of commercial loan clients. In addition, we enter into interest rate derivatives to offset or mitigate the interest rate risk related to the client positions. The activities within this portfolio create exposures to interest rate risk.

•	Credit derivatives generally include credit default swap indexes, which are used to manage the credit risk exposure associated with anticipated sales of certain commercial real estate loans. The transactions within the credit derivatives portfolio result in exposure to counterparty credit risk and market risk.

VaR and stressed VaR. VaR is the estimate of the maximum amount of loss on an instrument or portfolio due to adverse market conditions during a given time interval within a stated confidence level. Stressed VaR is used to assess extreme conditions on market risk within our trading portfolios. MRM calculates VaR and stressed VaR on a daily basis, and the results are distributed to appropriate management. VaR and stressed VaR results are also provided to our regulators and utilized in regulatory capital calculations.

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

Actual losses for the total covered positions did not exceed aggregate daily VaR on any day during the quarters ended March 31, 2015, and March 31, 2014. MRM backtests our VaR model on a daily basis to evaluate its predictive power. The test compares VaR model results at the 99% confidence level to daily held profit and loss. Results of backtesting are provided to the Market Risk Committee. Backtesting exceptions occur when trading losses exceed VaR.

We do not engage in correlation trading, or utilize the internal model approach for measuring default and credit migration risk. Our net VaR approach incorporates diversification, but our VaR calculation does not include the impact of counterparty risk and our own credit spreads on derivatives.

The aggregate VaR at the 99% confidence level for all covered positions was $1.1 million at March 31, 2015, and $1.2 million at March 31, 2014. The decrease in aggregate VaR was primarily due to reduced exposures in interest rate derivatives. Figure 30 summarizes our VaR at the 99% confidence level for significant portfolios of covered positions for the three months ended March 31, 2015, and March 31, 2014. During this period, none of our significant portfolios daily trading VaR numbers exceeded their VaR limits or stress VaR limits.

Figure 30. VaR for Significant Portfolios of Covered Positions

	2015				2014
	Three months ended March 31,				Three months ended March 31,
in millions	High	Low	Mean	March 31,	High	Low	Mean	March 31,
Trading account assets:
Fixed income	$.7	$.2	$.4	$.6	$1.0	$.3	$.6	$.5
Derivatives:
Interest rate	$.1	—	$.1	$.1	$.7	$.1	$.2	$.2
Credit	.4	$.3	.3	.3	.3	.1	.2	.2

Stressed VaR is calculated using our general VaR results at the 99% confidence level and applying certain assumptions. The aggregate stressed VaR for all covered positions was $3.2 million at March 31, 2015, and $3.5 million at March 31, 2014. Figure 31 summarizes our stressed VaR for significant portfolios of covered positions for the three months ended March 31, 2015, and March 31, 2014, as used for market risk capital charge calculation purposes.

Figure 31. Stressed VaR for Significant Portfolios of Covered Positions

	2015				2014
	Three months ended March 31,				Three months ended March 31,
in millions	High	Low	Mean	March 31,	High	Low	Mean	March 31,
Trading account assets:
Fixed income	$2.2	$.6	$1.2	$1.8	$2.9	$1.0	$1.9	$1.6
Derivatives:
Interest rate	$.3	$.1	$.2	$.2	$2.0	$.3	$.6	$.5
Credit	1.2	.8	1.0	.9	.8	.4	.6	.6

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

Interest rate risk positions are influenced by a number of factors including the balance sheet positioning that arises out of consumer preferences for loan and deposit products, economic conditions, the competitive environment within our markets, changes in market interest rates that affect client activity, and our hedging, investing, funding and capital positions. The primary components of interest rate risk exposure consist of reprice risk, basis risk, yield curve risk and option risk.

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

•	“Reprice risk” is the exposure to changes in interest rates and occurs when the volume of interest-bearing liabilities and the volume of interest-earning assets they fund (for example, deposits used to fund loans) do not mature or reprice at the same time.

•	“Basis risk” is the exposure to asymmetrical changes in interest rate indexes and occurs when floating-rate assets and floating-rate liabilities reprice at the same time, but in response to different market factors or indexes.

•	“Yield curve risk” is the exposure to non-parallel changes in the slope of the yield curve (where the yield curve depicts the relationship between the yield on a particular type of security and its term to maturity) and occurs when interest-bearing liabilities and the interest-earning assets that they fund do not price or reprice to the same term point on the yield curve.

•	“Option risk” is the exposure to a customer or counterparty’s ability to take advantage of the interest rate environment and terminate or reprice one of our assets, liabilities, or off-balance sheet instruments prior to contractual maturity without a penalty. Option risk occurs when exposures to customer and counterparty early withdrawals or prepayments are not mitigated with an offsetting position or appropriate compensation.

Net interest income simulation analysis. The primary tool we use to measure our interest rate risk is simulation analysis. For purposes of this analysis, we estimate our net interest income based on the current and projected composition of our on- and off-balance sheet positions, accounting for recent and anticipated trends in customer activity. The analysis also incorporates assumptions for the current and projected interest rate environments, including a most likely macro-economic scenario. Simulation modeling assumes that residual risk exposures will be managed to within the risk appetite and board approved policy limits.

We measure the amount of net interest income at risk by simulating the change in net interest income that would occur if the federal funds target rate were to gradually increase or decrease over the next 12 months, and term rates were to move in a similar direction, although at a slower pace. Our standard rate scenarios encompass a gradual increase or decrease of 200 basis points, but due to the low interest rate environment, we have modified the standard to a gradual decrease of 25 basis points over two months with no change over the following ten months. After calculating the amount of net interest income at risk to interest rate changes, we compare that amount with the base case of an unchanged interest rate environment. We also perform regular stress tests and sensitivities on the model inputs that could materially change the resulting risk assessments. One set of stress tests and sensitivities assesses the effect of interest rate inputs on simulated exposures. Assessments are performed using different shapes of the yield curve, including steepening or flattening of the yield curve, changes in credit spreads, an immediate parallel change in market interest rates, and changes in the relationship of money market interest rates. Another set of stress tests and sensitivities assesses the effect of loan and deposit assumptions and assumed discretionary strategies on simulated exposures. Assessments are performed on changes to the following assumptions: the pricing of deposits without contractual maturities; changes in lending spreads; prepayments on loans and securities; other loan and deposit balance shifts; investment, funding and hedging activities; and liquidity and capital management strategies.

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

Figure 32 presents the results of the simulation analysis at March 31, 2015, and March 31, 2014. At March 31, 2015, our simulated exposure to changes in interest rates was moderately asset sensitive, and net interest income would benefit over time from either an increase in short-term or intermediate-term interest rates. Tolerance levels for risk management require the development of remediation plans to maintain residual risk within tolerance if simulation modeling demonstrates that a gradual increase or decrease in short-term interest rates over the next 12 months would adversely affect net interest income over the same period by more than 4%. As shown in Figure 32, we are operating within these levels as of March 31, 2015.

Figure 32. Simulated Change in Net Interest Income

March 31, 2015
Basis point change assumption (short-term rates)	-25	+200
Tolerance level	-4.00%	-4.00%

Interest rate risk assessment	-1.11%	3.34%

March 31, 2014
Basis point change assumption (short-term rates)	-25	+200
Tolerance level	-4.00%	-4.00%

Interest rate risk assessment	-1.31%	2.49%

The results of additional sensitivity analysis of alternate interest rate paths and loan and deposit behavior assumptions indicates that net interest income could increase or decrease from the base simulation results presented in Figure 32. Net interest income is highly dependent on the timing, magnitude, frequency, and path of interest rate increases and the associated assumptions for deposit repricing relationships, lending spreads, and the balance behavior of transaction accounts. The unprecedented low level of interest rates increases the uncertainty of assumptions for deposit balance behavior and deposit repricing relationships to market interest rates. Recent balance growth in deposits has caused the uncertainty in assumptions to increase further. Our historical deposit repricing betas in the last rising rate cycle ranged between 50% and 60% for interest-bearing deposits, and we continue to make similar assumptions in our modeling. The sensitivity testing of these assumptions supports our confidence that actual results are likely to be within a 100 basis point range of modeled results.

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

We also conduct simulations that measure the effect of changes in market interest rates in the second and third years of a three-year horizon. These simulations are conducted in a manner similar to those based on a 12-month horizon. To capture longer-term exposures, we calculate exposures to changes of the EVE as discussed in the following section.

Economic value of equity modeling. EVE complements net interest income simulation analysis as it estimates risk exposure beyond 12-, 24-, and 36-month horizons. EVE modeling measures the extent to which the economic values of assets, liabilities and off-balance sheet instruments may change in response to fluctuations in interest rates. EVE is calculated by subjecting the balance sheet to an immediate 200 basis point increase or decrease in interest rates, measuring the resulting change in the values of assets, liabilities and off-balance sheet instruments, and comparing those amounts with the base case of an unchanged interest rate environment. Because the calculation of EVE under an immediate 200 basis point decrease in interest rates in the current low rate environment results in certain interest rates declining to zero and a less than 200 basis point decrease in certain yield curve term points, we have modified the standard declining rate scenario to an immediate 100 basis point decrease. This analysis is highly dependent upon assumptions applied to assets and liabilities with non-contractual maturities. Those assumptions are based on historical behaviors, as well as our expectations. We develop remediation plans that would maintain residual risk within tolerance if this analysis indicates that our EVE will decrease by more than 15% in response to an immediate increase or decrease in interest rates. We are operating within these guidelines as of March 31, 2015.

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

Figure 33. Portfolio Swaps by Interest Rate Risk Management Strategy

	March 31, 2015
				Weighted-Average			March 31, 2014
dollars in millions	Notional Amount	Fair Value		Maturity (Years)	Receive Rate	Pay Rate	Notional Amount	Fair Value
Receive fixed/pay variable — conventional A/LM (a)	$10,475	$28		2.0	.9%	.2%	$9,300	$2
Receive fixed/pay variable — conventional debt	6,054	250		3.8	2.2	.2	5,074	202
Pay fixed/receive variable — conventional debt	50	(8)		13.3	.3	3.6	50	(2)

Total portfolio swaps	$16,579	$270	(b)	2.7	1.4%	.2%	$14,424	$202	(b)

(a)	Portfolio swaps designated as A/LM are used to manage interest rate risk tied to both assets and liabilities.
(b)	Excludes accrued interest of $36 million and $35 million for March 31, 2015, and March 31, 2014, respectively.

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

These committees regularly review liquidity and funding summaries, liquidity trends, peer comparisons, variance analyses, liquidity projections, hypothetical funding erosion stress tests, and goal tracking reports. The reviews generate a discussion of positions, trends, and directives on liquidity risk and shape a number of our decisions. When liquidity pressure is elevated, positions are monitored more closely and reporting is more intensive. To ensure that emerging issues are identified, we also communicate with individuals inside and outside of the company on a daily basis.

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

Following their introduction of a new bank rating methodology, on March 17, 2015, Moody’s placed KeyBank National Association’s long-term deposit rating of A3 and short-term deposit rating of Prime-2 on review for possible upgrade, and placed KeyBank National Association’s A3 senior unsecured rating and A3 long-term issuer rating on review for possible downgrade.

Many of our competitors are subject to similar ratings reviews by Moody’s, which are an outcome of the change in Moody’s methodology, and are not associated with a change in the inherent risk of Key.

Our credit ratings at March 31, 2015, are shown in Figure 34. We believe these credit ratings, under normal conditions in the capital markets, will enable the parent company or KeyBank to issue fixed income securities to investors.

Figure 34. Credit Ratings

		Senior	Subordinated		Series A
	Short-Term	Long-Term	Long-Term	Capital	Preferred
March 31, 2015	Borrowings	Debt	Debt	Securities	Stock
KEYCORP (THE PARENT COMPANY)
Standard & Poor’s	A-2	BBB+	BBB	BB+	BB+
Moody’s	P-2	Baa1	Baa2	Baa3	Ba1
Fitch	F1	A-	BBB+	BB+	BB
DBRS	R-2(high)	BBB(high)	BBB	BBB	N/A
KEYBANK
Standard & Poor’s	A-2	A-	BBB+	N/A	N/A
Moody’s	P-2	A3	Baa1	N/A	N/A
Fitch	F1	A-	BBB+	N/A	N/A
DBRS	R-1(low)	A(low)	BBB(high)	N/A	N/A

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

We maintain a Contingency Funding Plan that outlines the process for addressing a liquidity crisis. The plan provides for an evaluation of funding sources under various market conditions. It also assigns specific roles and responsibilities for managing liquidity through a problem period. As part of the plan, we maintain a liquidity reserve through balances in our liquid asset portfolio. During a problem period, that reserve could be used as a source of funding to provide time to develop and execute a longer-term strategy. The liquid asset portfolio at March 31, 2015, totaled $13.5 billion, consisting of $10 billion of unpledged securities, $744 million of securities available for secured funding at the Federal Home Loan Bank of Cincinnati (“FHLB”), and $2.8 billion of net balances of federal funds sold and balances in our Federal Reserve account. The liquid asset portfolio can fluctuate due to excess liquidity, heightened risk, or prefunding of expected outflows, such as debt maturities. Additionally, as of March 31, 2015, our unused borrowing capacity secured by loan collateral was $19.3 billion at the Federal Reserve Bank of Cleveland and $2.8 billion at the FHLB. During the first quarter of 2015, Key’s outstanding FHLB advances decreased by $4 million due to repayments.

Final U.S. liquidity coverage ratio

Under the Liquidity Coverage Rules, we will be required to calculate the Modified LCR. Implementation for Modified LCR banking organizations, like Key, will begin on January 1, 2016, with a minimum requirement of 90% coverage, reaching 100% coverage by January 1, 2017. Throughout March 2015, our estimated Modified LCR was approximately in the high-80% range. To reach the minimum of 90% by January 1, 2016, and to operate with a cushion above the minimum required level, we may change the composition of our investment portfolio, increase the size of the overall investment portfolio, and modify product offerings.

Additional information about the Liquidity Coverage Ratio is included in the “Supervision and Regulation” section under the heading “U.S. implementation of the Basel III liquidity framework” beginning on page 12 of our 2014 Form 10-K.

Long-term liquidity strategy

Our long-term liquidity strategy is to be predominantly funded by core deposits. However, we may use wholesale funds to sustain an adequate liquid asset portfolio, meet daily cash demands, and allow management flexibility to execute business initiatives. Key’s client-based relationship strategy provides for a strong core deposit base that, in conjunction with intermediate and long-term wholesale funds managed to a diversified maturity structure and investor base, supports our liquidity risk management strategy. We use the loan-to-deposit ratio as a metric to monitor these strategies. Our target loan-to-deposit ratio is 90-100% (at March 31, 2015, our loan-to-deposit ratio was 87%), which we calculate as total loans, loans held for sale, and nonsecuritized discontinued loans divided by domestic deposits.

Sources of liquidity

Our primary sources of liquidity include customer deposits, wholesale funding, and liquid assets. If the cash flows needed to support operating and investing activities are not satisfied by deposit balances, we rely on wholesale funding or on-balance sheet liquid reserves. Conversely, excess cash generated by operating, investing, and deposit-gathering activities may be used to repay outstanding debt or invest in liquid assets.

Liquidity programs

We have several liquidity programs, which are described in Note 18 (“Long-Term Debt”) beginning on page 202 of our 2014 Form 10-K, that are designed to enable the parent company and KeyBank to raise funds in the public and private debt markets. The proceeds from most of these programs can be used for general corporate purposes, including acquisitions. These liquidity programs are reviewed from time to time by the Board of Directors and are renewed and replaced as necessary. There are no restrictive financial covenants in any of these programs.

On February 12, 2015, KeyBank issued $1 billion of 2.250% Senior Bank Notes due March 16, 2020, under its Global Bank Note Program.

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

We use a parent cash coverage months metric as the primary measure to assess parent company liquidity. The parent cash coverage months metric measures the months into the future where projected obligations can be met with the current amount of liquidity. We generally issue term debt to supplement dividends from KeyBank to manage our liquidity position at or above our targeted levels. The parent company generally maintains cash and short-term investments in an amount sufficient to meet projected debt maturities over at least the next 24 months. At March 31, 2015, KeyCorp held $2.2 billion in short-term investments, which we projected to be sufficient to meet our projected obligations, including the repayment of our maturing debt obligations for the periods prescribed by our risk tolerance.

Typically, KeyCorp meets its liquidity requirements through regular dividends from KeyBank, supplemented with term debt. Federal banking law limits the amount of capital distributions that a bank can make to its holding company without prior regulatory approval. A national bank’s dividend-paying capacity is affected by several factors, including net profits (as defined by statute) for the two previous calendar years and for the current year, up to the date of dividend declaration. During the first quarter of 2015, KeyBank paid KeyCorp $250 million in dividends; nonbank subsidiaries did not pay any cash dividends or noncash dividends to KeyCorp. KeyCorp did not make any capital infusions to KeyBank during the first quarter of 2015. As of March 31, 2015, KeyBank had $919 million of capacity to pay dividends to KeyCorp.

Our liquidity position and recent activity

Over the past 12 months our liquid asset portfolio, which includes overnight and short-term investments, as well as unencumbered, high quality liquid securities held as protection against a range of potential liquidity stress scenarios, has decreased as a result of net customer loan and deposit flows and a decrease in unpledged securities. The liquid asset portfolio continues to exceed the amount that we estimate would be necessary to manage through an adverse liquidity event by providing sufficient time to develop and execute a longer-term solution.

From time to time, KeyCorp or KeyBank may seek to retire, repurchase, or exchange outstanding debt, capital securities, preferred shares, or common shares through cash purchase, privately negotiated transactions or other means. Additional information on repurchases of common shares by KeyCorp is included in Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of this report and in Part II, Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities on page 30 of our 2014 Form 10-K. Such transactions depend on prevailing market conditions, our liquidity and capital requirements, contractual restrictions, regulatory requirements, and other factors. The amounts involved may be material, individually or collectively.

We generate cash flows from operations and from investing and financing activities. We have approximately $190 million of cash and cash equivalents and short-term investments in international tax jurisdictions as of March 31, 2015. As we consider alternative long-term strategic and liquidity plans, opportunities to repatriate these amounts would result in approximately $6 million in taxes to be paid. We have included the appropriate amount as a deferred tax liability at March 31, 2015.

The Consolidated Statements of Cash Flows (Unaudited) summarize our sources and uses of cash by type of activity for the three-month periods ended March 31, 2015, and March 31, 2014.

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

We maintain an active concentration management program to encourage diversification in our credit portfolios. For individual obligors, we employ a sliding scale of exposure, known as hold limits, which is dictated by the strength of the borrower. Our legal lending limit is approximately $1.6 billion for any individual borrower. However, internal hold limits generally restrict the largest exposures to less than 20% of that amount. As of March 31, 2015, we had seven client relationships with loan commitments net of credit default swaps of more than $200 million. The average amount outstanding on these seven individual net obligor commitments was $50 million at March 31, 2015. In general, our philosophy is to maintain a diverse portfolio with regard to credit exposures.

We actively manage the overall loan portfolio in a manner consistent with asset quality objectives and concentration risk tolerances to mitigate credit risk. We utilize credit default swaps on a limited basis to transfer a portion of the credit risk associated with a particular extension of credit to a third party. At March 31, 2015, we used credit default swaps with a notional amount of $328 million to manage the credit risk associated with specific commercial lending obligations. We may also sell credit derivatives — primarily single name credit default swaps — to offset our purchased credit default swap position prior to maturity. At March 31, 2015, we had sold credit default swaps outstanding with a total notional amount of $5 million.

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

Allowance for loan and lease losses

At March 31, 2015, the ALLL was $794 million, or 1.37% of period-end loans, compared to $794 million, or 1.38%, at December 31, 2014, and $834 million, or 1.50%, at March 31, 2014. The allowance includes $49 million that was specifically allocated for impaired loans of $338 million at March 31, 2015, compared to $40 million that was allocated for impaired loans of $302 million at December 31, 2014, and $34 million that was specifically allocated for impaired loans of $304 million at March 31, 2014. For more information about impaired loans, see Note 4 (“Asset Quality”). At March 31, 2015, the ALLL was 181.7% of nonperforming loans, compared to 190.0% at December 31, 2014, and 185.7% at March 31, 2014.

Selected asset quality statistics for each of the past five years are presented in Figure 35. The factors that drive these statistics are discussed in the remainder of this section.

Figure 35. Selected Asset Quality Statistics from Continuing Operations

	2015	2014
dollars in millions	First	Fourth	Third	Second	First
Net loan charge-offs	$28	$32	$31	$30	$20
Net loan charge-offs to average loans	.20%	.22%	.22%	.22%	.15%
Allowance for loan and lease losses	$794	$794	$804	$814	$834
Allowance for credit losses (a)	835	829	839	851	869
Allowance for loan and lease losses to period-end loans	1.37%	1.38%	1.43%	1.46%	1.50%
Allowance for credit losses to period-end loans	1.44	1.44	1.49	1.53	1.57
Allowance for loan and lease losses to nonperforming loans	181.7	190.0	200.5	205.6	185.7
Allowance for credit losses to nonperforming loans	191.1	198.3	209.2	214.9	193.5
Nonperforming loans at period end (b)	$437	$418	$401	$396	$449
Nonperforming assets at period end	457	436	418	410	469
Nonperforming loans to period-end portfolio loans	.75%	.73%	.71%	.71%	.81%
Nonperforming assets to period-end portfolio loans plus
OREO and other nonperforming assets	.79	.76	.74	.74	.85

(a)	Includes the ALLL plus the liability for credit losses on lending-related unfunded commitments.
(b)	Loan balances exclude $12 million, $13 million, $14 million, $15 million, and $16 million of PCI loans at March 31, 2015, December 31, 2014, September 30, 2014, June 30, 2014, and March 31, 2014, respectively.

We estimate the appropriate level of the ALLL on at least a quarterly basis. The methodology used is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” beginning on page 117 of our 2014 Form 10-K. Briefly, our general allowance applies expected loss rates to existing loans with similar risk characteristics. We exercise judgment to assess any adjustment to the expected loss rates for the impact of factors such as changes in economic conditions, lending policies including underwriting standards, and the level of credit risk associated with specific industries and markets.

For all commercial and consumer loan TDRs, regardless of size, as well as impaired commercial loans with an outstanding balance of $2.5 million or greater, we conduct further analysis to determine the probable loss content and assign a specific allowance to the loan if deemed appropriate. We estimate the extent of the individual impairment for commercial loans and TDRs by comparing the recorded investment of the loan with the estimated present value of its future cash flows, the fair value of its underlying collateral, or the loan’s observable market price. Secured consumer loan TDRs that are discharged through Chapter 7 bankruptcy and not formally re-affirmed are adjusted to reflect the fair value of the underlying collateral, less costs to sell. Other consumer loan TDRs are combined in homogenous pools and assigned a specific allocation based on the estimated present value of future cash flows using the effective interest rate. A specific allowance also may be assigned — even when sources of repayment appear sufficient — if we remain uncertain about whether the loan will be repaid in full. On at least a quarterly basis, we evaluate the appropriateness of our loss estimation methods to reduce differences between estimated incurred losses and actual losses. The ALLL at March 31, 2015, represents our best estimate of the probable credit losses inherent in the loan portfolio at that date.

As shown in Figure 36, our ALLL decreased by $40 million, or 4.8%, during the past 12 months, primarily because of the improvement in the credit quality of our loan portfolios. Our delinquency trends have declined during the past 12 months due to a modest level of loan growth, relatively stable economic conditions, and continued run-off in our exit loan portfolio reflecting our effort to maintain a moderate enterprise risk tolerance. Our liability for credit losses on lending-related commitments increased by $6 million to $41 million at March 31, 2015. When combined with our ALLL, our total allowance for credit losses represented 1.44% of period-end loans at March 31, 2015, compared to 1.44% at December 31, 2014, and 1.57% at March 31, 2014.

Figure 36. Allocation of the Allowance for Loan and Lease Losses

	March 31, 2015			December 31, 2014			March 31, 2014
		Percent of			Percent of			Percent of
		Allowance to	Percent of		Allowance to	Percent of		Allowance to	Percent of
dollars in millions	Amount	Total Allowance	Loan Type to Total Loans	Amount	Total Allowance	Loan Type to Total Loans	Amount	Total Allowance	Loan Type to Total Loans
Commercial, financial and agricultural	$405	51.0%	49.6%	$391	49.2%	48.8%	$373	44.7%	47.3%
Commercial real estate:
Commercial mortgage	148	18.7	14.1	148	18.7	14.0	161	19.3	14.2
Construction	28	3.5	2.0	28	3.5	1.9	37	4.4	1.8

Total commercial real estate loans	176	22.2	16.1	176	22.2	15.9	198	23.7	16.0
Commercial lease financing	55	6.9	7.0	56	7.1	7.4	62	7.5	7.9

Total commercial loans	636	80.1	72.7	623	78.5	72.1	633	75.9	71.2
Real estate — residential mortgage	21	2.7	3.8	23	2.9	3.9	27	3.2	3.9
Home equity:
Community Banking	58	7.3	17.7	66	8.3	18.1	80	9.6	18.5
Other	5	.6	.5	5	.6	.5	11	1.3	.6

Total home equity loans	63	7.9	18.2	71	8.9	18.6	91	10.9	19.1
Consumer other — Community Banking	21	2.7	2.7	22	2.8	2.7	25	3.0	2.6
Credit cards	32	4.0	1.3	33	4.1	1.3	32	3.8	1.3
Consumer other:
Marine	20	2.5	1.2	21	2.7	1.3	23	2.8	1.8
Other	1	.1	.1	1	.1	.1	3	.4	.1

Total consumer other	21	2.6	1.3	22	2.8	1.4	26	3.2	1.9

Total consumer loans	158	19.9	27.3	171	21.5	27.9	201	24.1	28.8

Total loans (a)	$794	100.0%	100.0%	$794	100.0%	100.0%	$834	100.0%	100.0%

(a)	Excludes allocations of the ALLL related to the discontinued operations of the education lending business in the amount of $25 million, $29 million, and $34 million at March 31, 2015, December 31, 2014, and March 31, 2014, respectively.

Our provision for credit losses was $35 million for the first quarter of 2015, compared to $4 million for the first quarter of 2014. The increase in our provision is due to the growth in our loan portfolio over the past twelve months. We continue to reduce our exposure in our higher-risk businesses, including the residential properties portion of our construction loan portfolio, Marine/RV financing, and other selected leasing portfolios through the sale of certain loans, payments from borrowers, or net loan charge-offs.

Credit quality on our oil and gas loan portfolio, which represents 2% of total loans at March 31, 2015, remains solid, with net loan charge-offs lower than those on our overall portfolio. Our ALLL reflects the estimated impact of current oil prices at March 31, 2015.

Net loan charge-offs

Net loan charge-offs for the first quarter of 2015 totaled $28 million, or .20% of average loans, compared to net loan charge-offs of $20 million, or ..15%, for the same period last year. Figure 37 shows the trend in our net loan charge-offs by loan type, while the composition of loan charge-offs and recoveries by type of loan is presented in Figure 38.

Over the past 12 months, net loan charge-offs increased $8 million. This increase is attributable to the growth in our loan portfolio over the past twelve months. As shown in Figure 40, our exit loan portfolio contributed $3 million in net loan charge-offs for the first quarter of 2015, compared to $5 million in net loan charge-offs for the fourth quarter of 2014. The decrease in net loan charge-offs in our exit loan portfolio was primarily driven by lower levels of net loan charge-offs in the commercial exit loan portfolios.

Figure 37. Net Loan Charge-offs from Continuing Operations (a)

	2015	2014
dollars in millions	First	Fourth	Third	Second	First
Commercial, financial and agricultural	$7	$4	$6	—	$2
Real estate — Commercial mortgage	—	3	(2)	—	1
Real estate — Construction	1	—	1	$(1)	(12)
Commercial lease financing	(2)	2	(1)	(2)	1

Total commercial loans	6	9	4	(3)	(8)
Home equity — Key Community Bank	5	6	6	9	7
Home equity — Other	—	—	1	1	2
Credit cards	8	7	9	11	6
Marine	2	3	2	5	4
Other	7	7	9	7	9

Total consumer loans	22	23	27	33	28

Total net loan charge-offs	$28	$32	$31	$30	$20

Net loan charge-offs to average loans	.20%	.22%	.22%	.22%	.15%
Net loan charge-offs from discontinued operations — education lending business	$6	$8	$7	$7	$9

(a)	Credit amounts indicate that recoveries exceeded charge-offs.

Figure 38. Summary of Loan and Lease Loss Experience from Continuing Operations

	Three months ended March 31,
dollars in millions	2015	2014
Average loans outstanding	$57,512	$54,746

Allowance for loan and lease losses at beginning of period	$794	$848
Charge-offs:
Commercial, financial and agricultural (a)	12	12
Real estate — commercial mortgage	2	2
Real estate — construction	1	2

Total commercial real estate loans (b)	3	4
Commercial lease financing	2	3

Total commercial loans	17	19
Real estate — residential mortgage	2	3
Home equity:
Key Community Bank	7	10
Other	1	3

Total home equity loans	8	13
Consumer other — Key Community Bank	6	8
Credit cards	8	6
Consumer other:
Marine	5	7
Other	1	1

Total consumer other	6	8

Total consumer loans	30	38

Total loans charged off	47	57
Recoveries:
Commercial, financial and agricultural (a)	5	10
Real estate — commercial mortgage	2	1
Real estate — construction	—	14

Total commercial real estate loans (b)	2	15
Commercial lease financing	4	2

Total commercial loans	11	27
Real estate — residential mortgage	—	1
Home equity:
Key Community Bank	2	3
Other	1	1

Total home equity loans	3	4
Consumer other — Key Community Bank	2	2
Credit cards	—	—
Consumer other:
Marine	3	3
Other	—	—

Total consumer other	3	3

Total consumer loans	8	10

Total recoveries	19	37

Net loans and leases charged off	(28)	(20)
Provision (credit) for loan and lease losses	29	6
Foreign currency translation adjustment	(1)	—

Allowance for loan and lease losses at end of period	$794	$834

Liability for credit losses on lending-related commitments at beginning of period	$35	$37

Provision (credit) for losses on lending-related commitments	6	(2)

Liability for credit losses on lending-related commitments at end of period (c)	$41	$35

Total allowance for credit losses at end of period	$835	$869

Net loan charge-offs to average loans	.20%	.15%
Allowance for loan and lease losses to period-end loans	1.37	1.50
Allowance for credit losses to period-end loans	1.44	1.57
Allowance for loan and lease losses to nonperforming loans	181.7	185.7
Allowance for credit losses to nonperforming loans	191.1	193.5
Discontinued operations — education lending business:
Charge-offs	$10	$13
Recoveries	4	4

Net loan and lease charge-offs	$(6)	$(9)

(a)	See Figure 18 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial, financial and agricultural loan portfolio.
(b)	See Figure 19 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial real estate loan portfolio.
(c)	Included in “accrued expense and other liabilities” on the balance sheet.

Nonperforming assets

Figure 39 shows the composition of our nonperforming assets. These assets totaled $457 million at March 31, 2015, and represented .79% of period-end portfolio loans, OREO and other nonperforming assets, compared to $436 million, or .76%, at December 31, 2014, and $469 million, or .85%, at March 31, 2014. See Note 1 (“Summary of Significant Accounting Policies”) under the headings “Nonperforming Loans,” “Impaired Loans,” and “Allowance for Loan and Lease Losses” beginning on page 116 of our 2014 Form 10-K for a summary of our nonaccrual and charge-off policies.

Figure 39. Summary of Nonperforming Assets and Past Due Loans from Continuing Operations

dollars in millions	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Commercial, financial and agricultural (a)	$98	$59	$47	$37	$60
Real estate — commercial mortgage	30	34	41	38	37
Real estate — construction	12	13	14	9	11

Total commercial real estate loans (b)	42	47	55	47	48
Commercial lease financing	20	18	14	15	18

Total commercial loans	160	124	116	99	126
Real estate — residential mortgage	72	79	81	89	105
Home equity:
Key Community Bank	182	185	174	178	188
Other	9	10	10	11	11

Total home equity loans	191	195	184	189	199
Consumer other — Key Community Bank	2	2	2	2	2
Credit cards	2	2	1	1	1
Consumer other:
Marine	9	15	16	15	15
Other	1	1	1	1	1

Total consumer other	10	16	17	16	16

Total consumer loans	277	294	285	297	323

Total nonperforming loans (c)	437	418	401	396	449
Nonperforming loans held for sale	—	—	—	1	1
OREO	20	18	16	12	12
Other nonperforming assets	—	—	1	1	7

Total nonperforming assets	$457	$436	$418	$410	$469

Accruing loans past due 90 days or more	$111	$96	$71	$83	$89
Accruing loans past due 30 through 89 days	216	235	340	274	267
Restructured loans — accruing and nonaccruing (d)	268	270	264	266	294
Restructured loans included in nonperforming loans (d)	141	157	137	142	178
Nonperforming assets from discontinued operations — education lending business	8	11	9	19	20
Nonperforming loans to period-end portfolio loans	.75%	.73%	.71%	.71%	.81%
Nonperforming assets to period-end portfolio loans plus OREO and other nonperforming assets	.79	.76	.74	.74	.85

(a)	See Figure 18 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial, financial and agricultural loan portfolio.
(b)	See Figure 19 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial real estate loan portfolio.
(c)	Loan balances exclude $12 million, $13 million, $14 million, $15 million, and $16 million of PCI loans at March 31, 2015, December 31, 2014, September 30, 2014, June 30, 2014, and March 31, 2014, respectively.
(d)	Restructured loans (i.e., TDRs) are those for which Key, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. These concessions are made to improve the collectability of the loan and generally take the form of a reduction of the interest rate, extension of the maturity date or reduction in the principal balance.

As shown in Figure 39, nonperforming assets decreased during the first quarter of 2015 from one year ago. Most of the reduction came from nonperforming loans in our consumer loan portfolios and our other nonperforming assets. As shown in Figure 40, our exit loan portfolio accounted for $32 million, or 7%, of our total nonperforming assets at March 31, 2015, compared to $41 million, or 9%, at December 31, 2014.

At March 31, 2015, the carrying amount of our commercial nonperforming loans outstanding represented 79% of their contractual amount owed, total nonperforming loans outstanding represented 81% of their contractual amount owed, and nonperforming assets in total were carried at 81% of their original contractual amount. At the same date, OREO and other nonperforming assets represented 80% of its original contractual amount owed.

At March 31, 2015, our 20 largest nonperforming loans totaled $123 million, representing 28% of total nonperforming loans. At March 31, 2014, our 20 largest nonperforming loans totaled $75 million, representing 17% of total nonperforming loans.

Figure 40 shows the composition of our exit loan portfolio at March 31, 2015, and December 31, 2014, the net loan charge-offs recorded on this portfolio for the first quarter of 2015 and the fourth quarter of 2014, and the nonperforming status of these loans at March 31, 2015, and December 31, 2014. The exit loan portfolio represented 3% of total loans and loans held for sale at March 31, 2015, compared to 4% of total loans and loans held for sale at December 31, 2014.

Figure 40. Exit Loan Portfolio from Continuing Operations

	Balance Outstanding		Change 3-31-15 vs.	Net Loan Charge-offs		Balance on Nonperforming Status
in millions	3-31-15	12-31-14	12-31-14	3-31-15(b)	12-31-14(b)	3-31-15	12-31-14
Residential properties — homebuilder	$6	$10	$(4)	$1	—	$8	$9
Marine and RV floor plan	6	7	(1)	—	—	5	5
Commercial lease financing (a)	877	967	(90)	(1)	$3	—	1

Total commercial loans	889	984	(95)	—	3	13	15
Home equity — Other	253	267	(14)	—	—	9	10
Marine	730	779	(49)	2	3	9	15
RV and other consumer	50	54	(4)	1	(1)	1	1

Total consumer loans	1,033	1,100	(67)	3	2	19	26

Total exit loans in loan portfolio	$1,922	$2,084	$(162)	$3	$5	$32	$41

Discontinued operations — education lending business (not included in exit loans above)	$2,219	$2,295	$(76)	$6	$8	$8	$11

(a)	Includes (1) the business aviation, commercial vehicle, office products, construction, and industrial leases; (2) Canadian lease financing portfolios; (3) European lease financing portfolios; and (4) all remaining balances related to lease in, lease out; sale in, lease out; service contract leases; and qualified technological equipment leases.
(b)	Credit amounts indicate recoveries exceeded charge-offs.

Figure 41 shows the types of activity that caused the change in our nonperforming loans during each of the last five quarters.

Figure 41. Summary of Changes in Nonperforming Loans from Continuing Operations

	2015	2014
in millions	First	Fourth	Third	Second	First
Balance at beginning of period	$418	$401	$396	$449	$508
Loans placed on nonaccrual status	123	103	109	79	98
Charge-offs	(47)	(49)	(49)	(56)	(57)
Loans sold	—	(2)	—	(21)	(3)
Payments	(9)	(17)	(13)	(17)	(21)
Transfers to OREO	(7)	(6)	(7)	(4)	(3)
Loans returned to accrual status	(41)	(12)	(35)	(34)	(73)

Balance at end of period (a)	$437	$418	$401	$396	$449

(a)	Loan balances exclude $12 million, $13 million, $14 million, $15 million, and $16 million of PCI loans at March 31, 2015, December 31, 2014, September 30, 2014, June 30, 2014, and March 31, 2014, respectively.

Figure 42 shows the factors that contributed to the change in our OREO during each of the last five quarters.

Figure 42. Summary of Changes in Other Real Estate Owned, Net of Allowance, from Continuing Operations

	2015	2014
in millions	First	Fourth	Third	Second	First
Balance at beginning of period	$18	$16	$12	$12	$15
Properties acquired — nonperforming loans	7	6	7	4	3
Valuation adjustments	(1)	(2)	(1)	(1)	(1)
Properties sold	(4)	(2)	(2)	(3)	(5)

Balance at end of period	$20	$18	$16	$12	$12

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

Operational risk also encompasses compliance risk, which is the risk of loss from violations of, or noncompliance with, laws, rules and regulations, prescribed practices, and ethical standards. Under the Dodd-Frank Act, large financial companies like Key are subject to heightened prudential standards and regulation. This heightened level of regulation has increased our operational risk. We have created work teams to respond to and analyze the regulatory requirements that have been or will be promulgated as a result of the enactment of the Dodd-Frank Act. Resulting operational risk losses and/or additional regulatory compliance costs could take the form of explicit charges, increased operational costs, harm to our reputation, or foregone opportunities.

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

The Operational Risk Management Program provides the framework for the structure, governance, roles, and responsibilities, as well as the content, to manage operational risk for Key. Primary responsibility for managing and monitoring internal control mechanisms lies with the managers of our various lines of business. The Operational Risk Committee, a senior management committee, oversees our level of operational risk and directs and supports our operational infrastructure and related activities. This committee and the Operational Risk Management function are an integral part of our ERM Program. Our Risk Review function regularly assesses the overall effectiveness of our Operational Risk Management Program and our system of internal controls. Risk Review reports the results of reviews on internal controls and systems to senior management and the Audit Committee and independently supports the Audit Committee’s oversight of these controls.

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

Critical Accounting Policies and Estimates

Our business is dynamic and complex. Consequently, we must exercise judgment in choosing and applying accounting policies and methodologies. These choices are critical – not only are they necessary to comply with GAAP, they also reflect our view of the appropriate way to record and report our overall financial performance. All accounting policies are important, and all policies described in Note 1 (“Summary of Significant Accounting Policies”) beginning on page 114 of our 2014 Form 10-K should be reviewed for a greater understanding of how we record and report our financial performance.

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

We rely heavily on the use of judgment, assumptions, and estimates to make a number of core decisions, including accounting for the ALLL; contingent liabilities, guarantees and income taxes; derivatives and related hedging activities; and assets and liabilities that involve valuation methodologies. In addition, we may employ outside valuation experts to assist us in determining fair values of certain assets and liabilities. A brief discussion of each of these areas appears on pages 99 through 102 of our 2014 Form 10-K.

At March 31, 2015, $15 billion, or 16%, of our total assets were measured at fair value on a recurring basis. Approximately 97% of these assets, before netting adjustments, were classified as Level 1 or Level 2 within the fair value hierarchy. At March 31, 2015, $1.4 billion, or 2%, of our total liabilities were measured at fair value on a recurring basis. Almost all of these liabilities were classified as Level 1 or Level 2.

During the first quarter of 2015, $33 million of our total assets were measured at fair value on a nonrecurring basis. All of these assets were classified as Level 3. At March 31, 2015, there were no liabilities measured at fair value on a nonrecurring basis.

During the first three months of 2015, we did not significantly alter the manner in which we applied our critical accounting policies or developed related assumptions and estimates.

European Sovereign and Non-Sovereign Debt Exposures

Our total European sovereign and non-sovereign debt exposure is presented in Figure 43.

Figure 43. European Sovereign and Non-Sovereign Debt Exposures

	Short- and Long-	Foreign Exchange
March 31, 2015 in millions	Term Commercial Total (a)	and Derivatives with Collateral (b)	Net Exposure
France:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	$(1)	$(1)
Non-sovereign non-financial institutions	$27	—	27

Total	27	(1)	26
Germany:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	202	—	202

Total	202	—	202
Greece:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	—	—	—

Total	—	—	—
Iceland:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	—	—	—

Total	—	—	—
Ireland:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	1	—	1

Total	1	—	1
Italy:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	47	—	47

Total	47	—	47
Netherlands:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	19	—	19

Total	19	—	19
Portugal:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	—	—	—

Total	—	—	—
Spain:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	36	—	36

Total	36	—	36
Switzerland:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	(7)	(7)
Non-sovereign non-financial institutions	66	—	66

Total	66	(7)	59
United Kingdom:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	(2)	(2)
Non-sovereign non-financial institutions	106	—	106

Total	106	(2)	104
Other Europe: (c)
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	82	—	82

Total	82	—	82
Total Europe:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	(10)	(10)
Non-sovereign non-financial institutions	586	—	586

Total	$586	$(10)	$576

(a)	This column represents our outstanding leases.
(b)	This column represents contracts to hedge our balance sheet asset and liability needs, and to accommodate our clients’ trading and/or hedging needs. Our derivative mark-to-market exposures are calculated and reported on a daily basis. These exposures are largely covered by cash or highly marketable securities collateral with daily collateral calls.
(c)	Other Europe consists of the following countries: Austria, Belarus, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Finland, Hungary, Lithuania, Luxembourg, Malta, Norway, Poland, Romania, Russia, Slovakia, Slovenia, Sweden, and Ukraine. Approximately 99% of our exposure in Other Europe is in Belgium, Finland, and Sweden.

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

Item 1A. Risk Factors

For a discussion of certain risk factors affecting us, see the section titled “Supervision and Regulation” in Part I, Item 1. Business, on pages 9-18 of our 2014 Form 10-K; Part I, Item 1A. Risk Factors, on pages 18-28 of our 2014 Form 10-K; the section titled “Supervision and regulation” in this Form 10-Q; and our disclosure regarding forward-looking statements in this Form 10-Q.

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

In January 2015, we submitted to the Federal Reserve and provided to the OCC our 2015 capital plan under the annual CCAR process. On March 11, 2015, the Federal Reserve announced that it did not object to our 2015 capital plan. The 2015 capital plan includes a common share repurchase program of up to $725 million. Share repurchases under the capital plan have been authorized by our Board and include repurchases to offset issuances of common shares under our employee compensation plans. Common share repurchases under the 2015 capital plan, which began in the second quarter of 2015, are expected to be executed through the second quarter of 2016.

We completed $208 million of common share repurchases during the first quarter of 2015 under our 2014 capital plan authorization. The 2014 capital plan authorization expired on March 31, 2015.

The following table summarizes our repurchases of our common shares for the three months ended March 31, 2015.

Calendar month	Total number of shares repurchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased as part of publicly announced plans or programs (b)
January 1 - 31	3,035,683	$13.22	3,025,180	11,331,582
February 1 - 28	6,576,282	13.87	6,422,205	4,021,251
March 1 - 31	5,284,989	14.48	4,640,127	671,021
Total	14,896,954	$13.95	14,087,512

(a)	Includes common shares repurchased in the open market and common shares deemed surrendered by employees in connection with our stock compensation and benefit plans to satisfy tax obligations.
(b)	Calculated using the remaining general repurchase amount divided by the closing price of KeyCorp common shares as follows: on January 31, 2015, at $12.99; on February 28, 2015, at $13.93; and on March 31, 2015, at $14.16.

Item 6. Exhibits

15	Acknowledgment of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from KeyCorp’s Form 10-Q Report for the quarterly period ended March 31, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

Information Available on Website

KeyCorp makes available free of charge on its website, www.key.com, its 2014 Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports as soon as reasonably practicable after KeyCorp electronically files such material with, or furnishes it to, the SEC. We also make available a summary of filings made with the SEC of statements of beneficial ownership of our equity securities filed by our directors and officers under Section 16 of the Exchange Act. The “Regulatory Disclosure” tab of the investor relations section of our website includes public disclosures concerning our annual and mid-year stress-testing activities under the Dodd-Frank Act. Information contained on or accessible through our website or any other website referenced in this report is not part of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

KEYCORP (Registrant)

Date: May 5, 2015
By: Robert L. Morris
Chief Accounting Officer (Principal Accounting Officer)