Form 10-Q
period 2015-06-30
KEYCORP /NEW/
filed 2015-08-03
CIK 91576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares with a par value of $1 each	840,860,998 Shares
Title of class	Outstanding at July 30, 2015

KEYCORP

PART I. FINANCIAL INFORMATION

Throughout the Notes to Consolidated Financial Statements (Unaudited) and Management’s Discussion & Analysis of Financial Condition & Results of Operations, we use certain acronyms and abbreviations as defined in Note 1 (“Basis of Presentation”) that begins on page 10.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

	June 30,	December 31,	June 30,
in millions, except per share data	2015	2014	2014
	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$693	$653	$604
Short-term investments	3,222	4,269	3,176
Trading account assets	674	750	890
Securities available for sale	14,244	13,360	12,224
Held-to-maturity securities (fair value: $4,992, $4,974, and $5,154)	5,022	5,015	5,233
Other investments	703	760	899
Loans, net of unearned income of $657, $682, and $709	58,264	57,381	55,600
Less: Allowance for loan and lease losses	796	794	814

Net loans	57,468	56,587	54,786
Loans held for sale	835	734	435
Premises and equipment	788	841	844
Operating lease assets	296	330	306
Goodwill	1,057	1,057	979
Other intangible assets	83	101	108
Corporate-owned life insurance	3,502	3,479	3,438
Derivative assets	536	609	549
Accrued income and other assets (including $1 of consolidated
LIHTC guaranteed funds VIEs, see Note 9) (a)	3,314	2,952	3,090
Discontinued assets (including $179 of portfolio loans held for sale at fair value)	2,169	2,324	4,237

Total assets	$94,606	$93,821	$91,798

LIABILITIES
Deposits in domestic offices:
NOW and money market deposit accounts	$36,024	$34,536	$33,637
Savings deposits	2,370	2,371	2,450
Certificates of deposit ($100,000 or more)	2,032	2,040	2,743
Other time deposits	3,105	3,259	3,505

Total interest-bearing deposits	43,531	42,206	42,335
Noninterest-bearing deposits	26,640	29,228	24,781
Deposits in foreign office — interest-bearing	498	564	683

Total deposits	70,669	71,998	67,799
Federal funds purchased and securities sold under repurchase agreements	444	575	1,213
Bank notes and other short-term borrowings	528	423	521
Derivative liabilities	560	784	451
Accrued expense and other liabilities	1,537	1,621	1,400
Long-term debt	10,267	7,875	8,213
Discontinued liabilities	—	3	1,680

Total liabilities	84,005	83,279	81,277
EQUITY
Preferred stock, $1 par value, authorized 25,000,000 shares:
7.75% Noncumulative Perpetual Convertible Preferred Stock, Series A, $100 liquidation preference; authorized 7,475,000 shares; issued 2,900,234, 2,904,839, and 2,904,839 shares	290	291	291
Common shares, $1 par value; authorized 1,400,000,000 shares; issued 1,016,969,905, 1,016,969,905, and 1,016,969,905 shares	1,017	1,017	1,017
Capital surplus	3,898	3,986	3,987
Retained earnings	8,614	8,273	7,950
Treasury stock, at cost (173,362,345, 157,566,493, and 140,147,398 shares)	(2,884)	(2,681)	(2,452)
Accumulated other comprehensive income (loss)	(345)	(356)	(289)

Key shareholders’ equity	10,590	10,530	10,504
Noncontrolling interests	11	12	17

Total equity	10,601	10,542	10,521

Total liabilities and equity	$94,606	$93,821	$91,798

(a)	The assets of the VIEs can only be used by the particular VIE, and there is no recourse to Key with respect to the liabilities of the consolidated LIHTC VIEs.

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
dollars in millions, except per share amounts	2015	2014	2015	2014
INTEREST INCOME
Loans	$532	$526	$1,055	$1,045
Loans held for sale	12	5	19	9
Securities available for sale	72	71	142	143
Held-to-maturity securities	24	23	48	45
Trading account assets	5	7	10	13
Short-term investments	2	1	4	2
Other investments	5	6	10	12

Total interest income	652	639	1,288	1,269
INTEREST EXPENSE
Deposits	26	31	52	63
Federal funds purchased and securities sold under repurchase agreements	—	—	—	1
Bank notes and other short-term borrowings	2	2	4	4
Long-term debt	40	33	77	65

Total interest expense	68	66	133	133

NET INTEREST INCOME	584	573	1,155	1,136
Provision for credit losses	41	12	76	16

Net interest income after provision for credit losses	543	561	1,079	1,120
NONINTEREST INCOME
Trust and investment services income	111	94	220	192
Investment banking and debt placement fees	141	99	209	183
Service charges on deposit accounts	63	66	124	129
Operating lease income and other leasing gains	24	35	43	64
Corporate services income	43	41	86	83
Cards and payments income	47	43	89	81
Corporate-owned life insurance income	30	28	61	54
Consumer mortgage income	4	2	7	4
Mortgage servicing fees	9	11	22	26
Net gains (losses) from principal investing	11	27	40	51
Other income (a)	5	9	24	23

Total noninterest income	488	455	925	890
NONINTEREST EXPENSE
Personnel	408	389	797	777
Net occupancy	66	68	131	132
Computer processing	42	41	80	79
Business services and professional fees	42	41	75	82
Equipment	22	24	44	48
Operating lease expense	12	10	23	20
Marketing	15	13	23	18
FDIC assessment	8	6	16	12
Intangible asset amortization	9	9	18	19
OREO expense, net	1	1	3	2
Other expense	86	85	170	162

Total noninterest expense	711	687	1,380	1,351

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	320	329	624	659
Income taxes	84	76	158	168

INCOME (LOSS) FROM CONTINUING OPERATIONS	236	253	466	491
Income (loss) from discontinued operations, net of taxes of $2, ($16), $5, and ($14) (see Note 11)	3	(28)	8	(24)

NET INCOME (LOSS)	239	225	474	467
Less: Net income (loss) attributable to noncontrolling interests	1	6	3	6

NET INCOME (LOSS) ATTRIBUTABLE TO KEY	$238	$219	$471	$461

Income (loss) from continuing operations attributable to Key common shareholders	$230	$242	$452	$474
Net income (loss) attributable to Key common shareholders	233	214	460	450
Per common share:
Income (loss) from continuing operations attributable to Key common shareholders	$.27	$.28	$.53	$.54
Income (loss) from discontinued operations, net of taxes	—	(.03)	.01	(.03)
Net income (loss) attributable to Key common shareholders (b)	.28	.24	.54	.51
Per common share — assuming dilution:
Income (loss) from continuing operations attributable to Key common shareholders	$.27	$.27	$.52	$.53
Income (loss) from discontinued operations, net of taxes	—	(.03)	.01	(.03)
Net income (loss) attributable to Key common shareholders (b)	.27	.24	.53	.51
Cash dividends declared per common share	$.075	$.065	$.14	$.12
Weighted-average common shares outstanding (000)	839,454	875,298	843,992	879,986
Effect of convertible preferred stock	—	20,602	—	—
Effect of common share options and other stock awards	6,858	6,237	7,695	6,698

Weighted-average common shares and potential common shares outstanding (000) (c)	846,312	902,137	851,687	886,684

(a)	For each of the three months ended June 30, 2015, and June 30, 2014, net securities gains (losses) totaled less than $1 million. For the three months ended June 30, 2015, and June 30, 2014, we did not have any impairment losses related to securities.
(b)	EPS may not foot due to rounding.
(c)	Assumes conversion of common share options and other stock awards and/or convertible preferred stock, as applicable.

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
in millions	2015	2014	2015	2014
Net income (loss)	$239	$225	$474	$467
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale, net of income taxes of ($31), $17, $2, and $34	(51)	28	4	57
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of ($10), $4, $9, and $3	(17)	5	15	4
Foreign currency translation adjustments, net of income taxes of $0, $4, ($8), and $0	—	(1)	(13)	(3)
Net pension and postretirement benefit costs, net of income taxes of $2, $1, $3, and $3	2	3	5	5

Total other comprehensive income (loss), net of tax	(66)	35	11	63

Comprehensive income (loss)	173	260	485	530
Less: Comprehensive income attributable to noncontrolling interests	1	6	3	6

Comprehensive income (loss) attributable to Key	$172	$254	$482	$524

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Changes in Equity (Unaudited)

	Key Shareholders’ Equity
	Preferred	Common						Accumulated
	Shares	Shares					Treasury	Other
dollars in millions, except per	Outstanding	Outstanding	Preferred	Common	Capital	Retained	Stock,	Comprehensive	Noncontrolling
share amounts	(000)	(000)	Stock	Shares	Surplus	Earnings	at Cost	Income (Loss)	Interests
BALANCE AT DECEMBER 31, 2013	2,905	890,724	$291	$1,017	$4,022	$7,606	$(2,281)	$(352)	$17
Net income (loss)						461			6
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale, net of income taxes of $34								57
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of $3								4
Foreign currency translation adjustments, net of income taxes of $0								(3)
Net pension and postretirement benefit costs, net of income taxes of $3								5
Deferred compensation					2
Cash dividends declared on common shares ($.12 per share)						(106)
Cash dividends declared on Noncumulative Series A Preferred Stock ($3.875 per share)						(11)
Common shares repurchased		(17,669)					(236)
Common shares reissued (returned) for stock options and other employee benefit plans		3,768			(37)		65
Net contribution from (distribution to) noncontrolling interests									(6)

BALANCE AT JUNE 30, 2014	2,905	876,823	$291	$1,017	$3,987	$7,950	$(2,452)	$(289)	$17

BALANCE AT DECEMBER 31, 2014	2,905	859,403	$291	$1,017	$3,986	$8,273	$(2,681)	$(356)	$12
Net income (loss)						471			3
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale, net of income taxes of $2								4
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of $9								15
Foreign currency translation adjustments, net of income taxes of ($8)								(13)
Net pension and postretirement benefit costs, net of income taxes of $3								5
Deferred compensation					12
Cash dividends declared on common shares ($.14 per share)						(119)
Cash dividends declared on Noncumulative Series A Preferred Stock ($3.875 per share)						(11)
Common shares repurchased		(22,881)					(325)
Series A Preferred Stock exchanged for common shares	(5)	33	(1)				1
Common shares reissued (returned) for stock options and other employee benefit plans		7,053			(100)		121
Net contribution from (distribution to) noncontrolling interests									(4)

BALANCE AT JUNE 30, 2015	2,900	843,608	$290	$1,017	$3,898	$8,614	$(2,884)	$(345)	$11

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
in millions	2015	2014
OPERATING ACTIVITIES
Net income (loss)	$474	$467
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for credit losses	76	16
Provision (credit) for losses on LIHTC guaranteed funds	—	(6)
Depreciation, amortization and accretion expense, net	116	109
Increase in cash surrender value of corporate-owned life insurance	(50)	(48)
Stock-based compensation expense	33	21
FDIC reimbursement (payments), net of FDIC expense	(1)	—
Deferred income taxes (benefit)	(27)	9
Proceeds from sales of loans held for sale	3,726	1,570
Originations of loans held for sale, net of repayments	(3,756)	(1,359)
Net losses (gains) on sales of loans held for sale	(55)	(40)
Net losses (gains) from principal investing	(40)	(51)
Net losses (gains) and writedown on OREO	2	2
Net losses (gains) on leased equipment	(9)	(34)
Net securities losses (gains)	1	—
Net losses (gains) on sales of fixed assets	2	1
Net decrease (increase) in trading account assets	76	(152)
Other operating activities, net	(509)	(242)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	59	263
INVESTING ACTIVITIES
Net decrease (increase) in short-term investments, excluding acquisitions	1,047	2,414
Purchases of securities available for sale	(2,451)	(1,175)
Proceeds from sales of securities available for sale	11	—
Proceeds from prepayments and maturities of securities available for sale	1,547	1,382
Proceeds from prepayments and maturities of held-to-maturity securities	566	391
Purchases of held-to-maturity securities	(575)	(869)
Purchases of other investments	(20)	(26)
Proceeds from sales of other investments	77	167
Proceeds from prepayments and maturities of other investments	5	1
Net decrease (increase) in loans, excluding acquisitions, sales and transfers	(1,128)	(1,269)
Proceeds from sales of portfolio loans	67	67
Proceeds from corporate-owned life insurance	26	18
Purchases of premises, equipment, and software	(17)	(30)
Proceeds from sales of premises and equipment	—	1
Proceeds from sales of OREO	10	10

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(835)	1,082
FINANCING ACTIVITIES
Net increase (decrease) in deposits, excluding acquisitions	(1,329)	(1,463)
Net increase (decrease) in short-term borrowings	(26)	(143)
Net proceeds from issuance of long-term debt	2,750	608
Payments on long-term debt	(141)	(26)
Repurchase of common shares	(325)	(236)
Net proceeds from reissuance of common shares	17	19
Cash dividends paid	(130)	(117)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	816	(1,358)

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	40	(13)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	653	617

CASH AND DUE FROM BANKS AT END OF PERIOD	$693	$604

Additional disclosures relative to cash flows:
Interest paid	$128	$133
Income taxes paid (refunded)	90	82
Noncash items:
Reduction of secured borrowing and related collateral	$103	$32
Loans transferred to portfolio from held for sale	—	10
Loans transferred to held for sale from portfolio	16	5
Loans transferred to OREO	12	9

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

References to our “2014 Form 10-K” refer to our Form 10-K for the year ended December 31, 2014, which was filed with the U.S. Securities and Exchange Commission and is available on its website (www.sec.gov) and on our website (www.key.com/ir).

AICPA: American Institute of Certified Public Accountants.	LCR: Liquidity coverage ratio.
ALCO: Asset/Liability Management Committee.	LIBOR: London Interbank Offered Rate.
ALLL: Allowance for loan and lease losses.	LIHTC: Low-income housing tax credit.
A/LM: Asset/liability management.	Moody’s: Moody’s Investor Services, Inc.
AOCI: Accumulated other comprehensive income (loss).	MRM: Market Risk Management group.
APBO: Accumulated postretirement benefit obligation.	N/A: Not applicable.
Austin: Austin Capital Management, Ltd.	NASDAQ: The NASDAQ Stock Market LLC.
BHCs: Bank holding companies.	N/M: Not meaningful.
Board: KeyCorp Board of Directors.	NOW: Negotiable Order of Withdrawal.
CCAR: Comprehensive Capital Analysis and Review.	NYSE: New York Stock Exchange.
CMBS: Commercial mortgage-backed securities.	OCC: Office of the Comptroller of the Currency.
CMO: Collateralized mortgage obligation.	OCI: Other comprehensive income (loss).
Common shares: KeyCorp common shares, $1 par value.	OREO: Other real estate owned.
Dodd-Frank Act: Dodd-Frank Wall Street Reform and	OTTI: Other-than-temporary impairment.
Consumer Protection Act of 2010.	PBO: Projected benefit obligation.
EBITDA: Earnings before interest, taxes, depreciation, and	PCI: Purchased credit impaired.
amortization.	S&P: Standard and Poor’s Ratings Services, a Division of The
EPS: Earnings per share.	McGraw-Hill Companies, Inc.
ERM: Enterprise risk management.	SEC: U.S. Securities and Exchange Commission.
EVE: Economic value of equity.	Series A Preferred Stock: KeyCorp’s 7.750% Noncumulative
FASB: Financial Accounting Standards Board.	Perpetual Convertible Preferred Stock, Series A.
FDIC: Federal Deposit Insurance Corporation.	SIFIs: Systemically important financial institutions, including
Federal Reserve: Board of Governors of the Federal Reserve	BHCs with total consolidated assets of at least $50 billion
System.	and nonbank financial companies designated by FSOC for
FHLMC: Federal Home Loan Mortgage Corporation.	supervision by the Federal Reserve.
FNMA: Federal National Mortgage Association, or Fannie Mae.	TDR: Troubled debt restructuring.
FSOC: Financial Stability Oversight Council.	TE: Taxable-equivalent.
GAAP: U.S. generally accepted accounting principles.	U.S. Treasury: United States Department of the Treasury.
GNMA: Government National Mortgage Association.	VaR: Value at risk.
ISDA: International Swaps and Derivatives Association.	VEBA: Voluntary Employee Beneficiary Association.
KAHC: Key Affordable Housing Corporation.	Victory: Victory Capital Management and/or
KEF: Key Equipment Finance.	Victory Capital Advisors.
KREEC: Key Real Estate Equity Capital, Inc.	VIE: Variable interest entity.

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

Transfers and servicing of financial assets. In June 2014, the FASB issued new accounting guidance that applies secured borrowing accounting to repurchase-to-maturity transactions and linked repurchase financings and expands disclosure requirements. This accounting guidance was effective for interim and annual reporting periods beginning after December 15, 2014 (effective January 1, 2015, for us) and was implemented using a cumulative-effect approach to transactions outstanding as of the effective date with no adjustment to prior periods. The disclosure for secured borrowings will be presented for annual periods beginning after December 15, 2014, and has been presented for interim periods beginning after March 15, 2015 (June 30, 2015, for us). Early adoption was not permitted. The adoption of this accounting guidance did not have a material effect on our financial condition or results of operations.

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

Investments in qualified affordable housing projects. In January 2014, the FASB issued new accounting guidance that modifies the conditions that must be met to make an election to account for investments in qualified affordable housing projects using the proportional amortization method or the practical expedient method to the proportional amortization method. This accounting guidance was effective retrospectively for reporting periods beginning after December 15, 2014 (effective January 1, 2015, for us). Early adoption was permitted. We elected to amortize our LIHTCs under the practical expedient method to the proportional amortization method. As our LIHTCs were previously accounted for under the effective yield method and related amortization expense was previously classified as income taxes in our Consolidated Statements of Income, the adoption of this accounting guidance did not have a material effect on our financial condition or results of operations. We provide additional information regarding our LIHTCs in Note 9.

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

Accounting Guidance Pending Adoption at June 30, 2015

Fair value measurement. In May 2015, the FASB issued new disclosure guidance that eliminates the requirement to categorize investments measured using the net asset value practical expedient in the fair value hierarchy table. Entities will be required to disclose the fair value of investments measured using the net asset value practical expedient so that financial statement users can reconcile amounts reported in the fair value hierarchy table to amounts reported on the balance sheet. This disclosure will be presented for interim and annual reporting periods beginning after December 15, 2015 (March 31, 2016, for us) on a retrospective basis. Early adoption is permitted. The adoption of this disclosure guidance will not affect our financial condition or results of operations.

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

Revenue recognition. In May 2014, the FASB issued new accounting guidance that revises the criteria for determining when to recognize revenue from contracts with customers and expands disclosure requirements. This accounting guidance will be effective for interim and annual reporting periods beginning after December 15, 2016 (effective January 1, 2017, for us) and can be implemented using either a retrospective method or a cumulative-effect approach. In July 2015, the FASB agreed to defer implementation of the new revenue recognition accounting guidance by one year; the FASB has not yet issued the guidance regarding the deferral of the effective date. Based on the FASB’s decision, the accounting guidance would be effective for interim and annual reporting periods beginning after December 15, 2017 (effective January 1, 2018, for us). Under the issued accounting guidance, early adoption is not permitted; however, the FASB agreed to allow early adoption with the decision to defer the effective date for the accounting guidance. We have elected to implement this new accounting guidance using a cumulative-effect approach. Our preliminary analysis suggests that the adoption of this accounting guidance is not expected to have a material effect on our financial condition or results of operations. There are many aspects of this new accounting guidance that are still being interpreted, and the FASB has recently proposed updates to certain aspects of the guidance. Therefore, the results of our materiality analysis may change based on the conclusions reached as to the application of the new guidance.

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

Our basic and diluted earnings per common share are calculated as follows:

	Three months ended June 30,		Six months ended June 30,
dollars in millions, except per share amounts	2015	2014	2015	2014
EARNINGS
Income (loss) from continuing operations	$236	$253	$466	$491
Less: Net income (loss) attributable to noncontrolling interests	1	6	3	6

Income (loss) from continuing operations attributable to Key	235	247	463	485
Less: Dividends on Series A Preferred Stock	5	5	11	11

Income (loss) from continuing operations attributable to Key common shareholders	230	242	452	474
Income (loss) from discontinued operations, net of taxes (a)	3	(28)	8	(24)

Net income (loss) attributable to Key common shareholders	$233	$214	$460	$450

WEIGHTED-AVERAGE COMMON SHARES
Weighted-average common shares outstanding (000)	839,454	875,298	843,992	879,986
Effect of convertible preferred stock	—	20,602	—	—
Effect of common share options and other stock awards	6,858	6,237	7,695	6,698

Weighted-average common shares and potential common shares outstanding (000) (b)	846,312	902,137	851,687	886,684

EARNINGS PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.27	$.28	$.53	$.54
Income (loss) from discontinued operations, net of taxes (a)	—	(.03)	.01	(.03)
Net income (loss) attributable to Key common shareholders (c)	.28	.24	.54	.51
Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$.27	$.27	$.52	$.53
Income (loss) from discontinued operations, net of taxes (a)	—	(.03)	.01	(.03)
Net income (loss) attributable to Key common shareholders — assuming dilution (c)	.27	.24	.53	.51

(a)	In April 2009, we decided to wind down the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers. In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. In February 2013, we decided to sell Victory to a private equity fund. As a result of these decisions, we have accounted for these businesses as discontinued operations. For further discussion regarding the income (loss) from discontinued operations, see Note 11 (“Acquisitions and Discontinued Operations”).
(b)	Assumes conversion of common share options and other stock awards and/or convertible preferred stock, as applicable.
(c)	EPS may not foot due to rounding.

3. Loans and Loans Held for Sale

Our loans by category are summarized as follows:

	June 30,	December 31,	June 30,
in millions	2015	2014	2014
Commercial, financial and agricultural (a)	$29,285	$27,982	$26,327
Commercial real estate:
Commercial mortgage	7,874	8,047	7,946
Construction	1,254	1,100	1,047

Total commercial real estate loans	9,128	9,147	8,993
Commercial lease financing (b)	4,010	4,252	4,241

Total commercial loans	42,423	41,381	39,561
Residential — prime loans:
Real estate — residential mortgage	2,252	2,225	2,189
Home equity:
Key Community Bank	10,296	10,366	10,379
Other	236	267	300

Total home equity loans	10,532	10,633	10,679

Total residential — prime loans	12,784	12,858	12,868
Consumer other — Key Community Bank	1,595	1,560	1,514
Credit cards	753	754	718
Consumer other:
Marine	673	779	888
Other	36	49	51

Total consumer other	709	828	939

Total consumer loans	15,841	16,000	16,039

Total loans (c) (d)	$58,264	$57,381	$55,600

(a)	Loan balances include $89 million, $88 million, and $94 million of commercial credit card balances at June 30, 2015, December 31, 2014, and June 30, 2014, respectively.
(b)	Commercial lease financing includes receivables held as collateral for a secured borrowing of $191 million, $302 million, and $375 million at June 30, 2015, December 31, 2014, and June 30, 2014, respectively. Principal reductions are based on the cash payments received from these related receivables. Additional information pertaining to this secured borrowing is included in Note 18 (“Long-Term Debt”) beginning on page 202 of our 2014 Form 10-K.
(c)	At June 30, 2015, total loans include purchased loans of $125 million, of which $12 million were PCI loans. At December 31, 2014, total loans include purchased loans of $138 million, of which $13 million were PCI loans. At June 30, 2014, total loans include purchased loans of $151 million, of which $15 million were PCI loans.
(d)	Total loans exclude loans of $2 billion at June 30, 2015, $2.3 billion at December 31, 2014, and $4.2 billion at June 30, 2014, related to the discontinued operations of the education lending business. Additional information pertaining to these loans is provided in Note 11 (“Acquisitions and Discontinued Operations”).

Our loans held for sale are summarized as follows:

in millions	June 30, 2015	December 31, 2014	June 30, 2014
Commercial, financial and agricultural	$217	$63	$181
Real estate — commercial mortgage	576	638	221
Commercial lease financing	7	15	10
Real estate — residential mortgage	35	18	23

Total loans held for sale (a)	$835	$734	$435

(a)	Total loans held for sale exclude loans held for sale of $179 million at June 30, 2015, related to the discontinued operations of the education lending business. Additional information pertaining to these loans is provided in Note 11.

Our quarterly summary of changes in loans held for sale follows:

	June 30,	December 31,	June 30,
in millions	2015	2014	2014
Balance at beginning of the period	$1,649	$784	$401
New originations	1,650	2,465	978
Transfers from (to) held to maturity, net	6	2	(8)
Loan sales	(2,466)	(2,516)	(934)
Loan draws (payments), net	(4)	(1)	(2)

Balance at end of period (a)	$835	$734	$435

(a)	Total loans held for sale exclude loans held for sale of $179 million at June 30, 2015, related to the discontinued operations of the education lending business. Additional information pertaining to these loans is provided in Note 11.

4. Asset Quality

We assess the credit quality of the loan portfolio by monitoring net credit losses, levels of nonperforming assets and delinquencies, and credit quality ratings as defined by management.

Nonperforming loans are loans for which we do not accrue interest income, and include commercial and consumer loans and leases, as well as current year TDRs and nonaccruing TDR loans from prior years. Nonperforming loans do not include loans held for sale or PCI loans. Nonperforming assets include nonperforming loans, nonperforming loans held for sale, OREO, and other nonperforming assets.

Our nonperforming assets and past due loans were as follows:

	June 30,	December 31,	June 30,
in millions	2015	2014	2014
Total nonperforming loans (a), (b)	$419	$418	$396
Nonperforming loans held for sale	—	—	1
OREO (c)	20	18	12
Other nonperforming assets	1	—	1

Total nonperforming assets	$440	$436	$410

Nonperforming assets from discontinued operations — education lending (d)	$6	$11	$19

Restructured loans included in nonperforming loans	$170	$157	$142
Restructured loans with an allocated specific allowance (e)	79	82	59
Specifically allocated allowance for restructured loans (f)	36	34	30

Accruing loans past due 90 days or more	$66	$96	$83
Accruing loans past due 30 through 89 days	181	235	274

(a)	Loan balances exclude $12 million, $13 million, and $15 million of PCI loans at June 30, 2015, December 31, 2014, and June 30, 2014, respectively.
(b)	Includes carrying value of consumer residential mortgage loans in the process of foreclosure of approximately $116 million at June 30, 2015.
(c)	Includes carrying value of foreclosed residential real estate of approximately $15 million at June 30, 2015.
(d)	Restructured loans of approximately $19 million, $17 million, and $18 million are included in discontinued operations at June 30, 2015, December 31, 2014, and June 30, 2014, respectively. See Note 11 (“Acquisitions and Discontinued Operations”) for further discussion.
(e)	Included in individually impaired loans allocated a specific allowance.
(f)	Included in allowance for individually evaluated impaired loans.

We evaluate purchased loans for impairment in accordance with the applicable accounting guidance. Purchased loans that have evidence of deterioration in credit quality since origination and for which it is probable, at acquisition, that all contractually required payments will not be collected are deemed PCI and initially recorded at fair value without recording an allowance for loan losses. At the 2012 acquisition date, the estimated gross contractual amount receivable of all PCI loans totaled $41 million. The estimated cash flows not expected to be collected (the nonaccretable amount) were $11 million, and the accretable amount was approximately $5 million. The difference between the fair value and the cash flows expected to be collected from the purchased loans is accreted to interest income over the remaining term of the loans.

At June 30, 2015, the outstanding unpaid principal balance and carrying value of all PCI loans was $18 million and $12 million, respectively. Changes in the accretable yield during the first six months of 2015 included accretion and net reclassifications of less than $1 million, resulting in an ending balance of $5 million at June 30, 2015.

At June 30, 2015, the approximate carrying amount of our commercial nonperforming loans outstanding represented 76% of their original contractual amount owed, total nonperforming loans outstanding represented 80% of their original contractual amount owed, and nonperforming assets in total were carried at 80% of their original contractual amount owed.

At June 30, 2015, our 20 largest nonperforming loans totaled $120 million, representing 29% of total loans on nonperforming status. At June 30, 2014, our 20 largest nonperforming loans totaled $55 million, representing 14% of total loans on nonperforming status.

Nonperforming loans and loans held for sale reduced expected interest income by $8 million for the six months ended June 30, 2015, and $16 million for the year ended December 31, 2014.

The following tables set forth a further breakdown of individually impaired loans as of June 30, 2015, December 31, 2014, and June 30, 2014:

June 30, 2015 in millions	Recorded	Unpaid Principal	Specific	Average Recorded
	Investment (a)	Balance (b)	Allowance	Investment
With no related allowance recorded:
Commercial, financial and agricultural	$9	$56	—	$15
Commercial real estate:
Commercial mortgage	10	14	—	12
Construction	7	7	—	7

Total commercial real estate loans	17	21	—	19

Total commercial loans	26	77	—	34

Real estate — residential mortgage	22	22	—	22
Home equity:
Key Community Bank	60	60	—	61
Other	2	2	—	2

Total home equity loans	62	62	—	63
Consumer other:
Marine	1	1	—	1

Total consumer other	1	1	—	1

Total consumer loans	85	85	—	86

Total loans with no related allowance recorded	111	162	—	120
With an allowance recorded:
Commercial, financial and agricultural	73	86	$24	67
Commercial real estate:
Commercial mortgage	6	7	1	6

Total commercial real estate loans	6	7	1	6

Total commercial loans	79	93	25	73

Real estate — residential mortgage	33	33	5	33
Home equity:
Key Community Bank	53	53	17	51
Other	10	10	2	11

Total home equity loans	63	63	19	62
Consumer other — Key Community Bank	3	3	—	3
Credit cards	3	3	—	3
Consumer other:
Marine	40	40	3	40
Other	2	2	—	2

Total consumer other	42	42	3	42

Total consumer loans	144	144	27	143

Total loans with an allowance recorded	223	237	52	216

Total	$334	$399	$52	$336

(a)	The Recorded Investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on our consolidated balance sheet.
(b)	The Unpaid Principal Balance represents the customer’s legal obligation to us.

		Unpaid		Average
December 31, 2014 in millions	Recorded	Principal	Specific	Recorded
	Investment (a)	Balance (b)	Allowance	Investment
With no related allowance recorded:
Commercial, financial and agricultural	$6	$17	—	$8
Commercial real estate:
Commercial mortgage	15	20	—	19
Construction	5	6	—	7

Total commercial real estate loans	20	26	—	26

Total commercial loans	26	43	—	34

Real estate — residential mortgage	24	24	—	30
Home equity:
Key Community Bank	62	63	—	63
Other	1	1	—	2

Total home equity loans	63	64	—	65
Consumer other:
Marine	2	2	—	2

Total consumer other	2	2	—	2

Total consumer loans	89	90	—	97

Total loans with no related allowance recorded	115	133	—	131
With an allowance recorded:
Commercial, financial and agricultural	37	37	$9	28
Commercial real estate:
Commercial mortgage	6	6	2	6
Construction	3	3	1	2

Total commercial real estate loans	9	9	3	8

Total commercial loans	46	46	12	36

Real estate — residential mortgage	31	31	5	25
Home equity:
Key Community Bank	46	46	16	43
Other	11	11	2	11

Total home equity loans	57	57	18	54
Consumer other — Key Community Bank	4	4	—	3
Credit cards	4	4	—	4
Consumer other:
Marine	43	43	5	45
Other	2	2	—	2

Total consumer other	45	45	5	47

Total consumer loans	141	141	28	133

Total loans with an allowance recorded	187	187	40	169

Total	$302	$320	$40	$300

(a)	The Recorded Investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on our consolidated balance sheet.
(b)	The Unpaid Principal Balance represents the customer’s legal obligation to us.

		Unpaid		Average
June 30, 2014 in millions	Recorded	Principal	Specific	Recorded
	Investment (a)	Balance (b)	Allowance	Investment
With no related allowance recorded:
Commercial, financial and agricultural	$12	$18	—	$23
Commercial real estate:
Commercial mortgage	23	28	—	23
Construction	6	17	—	6

Total commercial real estate loans	29	45	—	29

Total commercial loans	41	63	—	52

Real estate — residential mortgage	25	25	—	26
Home equity:
Key Community Bank	66	66	—	68
Other	2	2	—	2

Total home equity loans	68	68	—	70
Consumer other:
Marine	2	2	—	2

Total consumer other	2	2	—	2

Total consumer loans	95	95	—	98

Total loans with no related allowance recorded	136	158	—	150
With an allowance recorded:
Commercial, financial and agricultural	5	7	$3	6
Commercial real estate:
Commercial mortgage	2	3	1	2
Construction	—	—	—	—

Total commercial real estate loans	2	3	1	2

Total commercial loans	7	10	4	8

Real estate — residential mortgage	29	29	5	28
Home equity:
Key Community Bank	37	37	15	36
Other	11	11	3	11

Total home equity loans	48	48	18	47
Consumer other — Key Community Bank	3	3	—	3
Credit cards	4	4	—	4
Consumer other:
Marine	48	48	5	49
Other	1	1	—	1

Total consumer other	49	49	5	50

Total consumer loans	133	133	28	132

Total loans with an allowance recorded	140	143	32	140

Total	$276	$301	$32	$290

(a)	The Recorded Investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on our consolidated balance sheet.
(b)	The Unpaid Principal Balance represents the customer’s legal obligation to us.

For the six months ended June 30, 2015, and June 30, 2014, interest income recognized on the outstanding balances of accruing impaired loans totaled $3 million and $4 million, respectively.

At June 30, 2015, aggregate restructured loans (accrual and nonaccrual loans) totaled $300 million, compared to $270 million at December 31, 2014, and $266 million at June 30, 2014. We added $73 million in restructured loans during the first six months of 2015, which were offset by $43 million in payments and charge-offs.

A further breakdown of TDRs included in nonperforming loans by loan category as of June 30, 2015, follows:

		Pre-modification	Post-modification
		Outstanding	Outstanding
June 30, 2015	Number	Recorded	Recorded
dollars in millions	of Loans	Investment	Investment
LOAN TYPE
Nonperforming:
Commercial, financial and agricultural	12	$74	$58
Commercial real estate:
Real estate — commercial mortgage	12	32	8

Total commercial real estate loans	12	32	8

Total commercial loans	24	106	66
Real estate — residential mortgage	352	21	21
Home equity:
Key Community Bank	1,076	77	70
Other	117	3	3

Total home equity loans	1,193	80	73
Consumer other — Key Community Bank	28	1	1
Credit cards	289	2	2
Consumer other:
Marine	104	8	7
Other	21	1	—

Total consumer other	125	9	7

Total consumer loans	1,987	113	104

Total nonperforming TDRs	2,011	219	170
Prior-year accruing: (a)
Commercial, financial and agricultural	14	6	3
Commercial real estate:
Real estate — commercial mortgage	1	2	1

Total commercial real estate loans	1	2	1

Total commercial loans	15	8	4
Real estate — residential mortgage	491	36	36
Home equity:
Key Community Bank	807	48	42
Other	331	10	8

Total home equity loans	1,138	58	50
Consumer other — Key Community Bank	48	2	2
Credit cards	489	3	2
Consumer other:
Marine	419	60	34
Other	73	2	2

Total consumer other	492	62	36

Total consumer loans	2,658	161	126

Total prior-year accruing TDRs	2,673	169	130

Total TDRs	4,684	$388	$300

(a)	All TDRs that were restructured prior to January 1, 2015, and are fully accruing.

A further breakdown of TDRs included in nonperforming loans by loan category as of December 31, 2014, follows:

December 31, 2014 dollars in millions	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
LOAN TYPE
Nonperforming:
Commercial, financial and agricultural	14	$25	$23
Commercial real estate:
Real estate — commercial mortgage	10	38	13
Real estate — construction	1	5	—

Total commercial real estate loans	11	43	13

Total commercial loans	25	68	36
Real estate — residential mortgage	453	27	27
Home equity:
Key Community Bank	1,184	79	72
Other	158	4	4

Total home equity loans	1,342	83	76
Consumer other — Key Community Bank	37	2	1
Credit cards	290	2	2
Consumer other:
Marine	206	17	14
Other	38	1	1

Total consumer other	244	18	15

Total consumer loans	2,366	132	121

Total nonperforming TDRs	2,391	200	157
Prior-year accruing: (a)
Commercial, financial and agricultural	20	6	3
Commercial real estate:
Real estate — commercial mortgage	1	2	1

Total commercial real estate loans	1	2	1

Total commercial loans	21	8	4
Real estate — residential mortgage	381	29	29
Home equity:
Key Community Bank	674	41	36
Other	310	9	8

Total home equity loans	984	50	44
Consumer other — Key Community Bank	45	2	2
Credit cards	514	4	2
Consumer other:
Marine	373	54	31
Other	67	2	1

Total consumer other	440	56	32

Total consumer loans	2,364	141	109

Total prior-year accruing TDRs	2,385	149	113

Total TDRs	4,776	$349	$270

(a)	All TDRs that were restructured prior to January 1, 2014, and are fully accruing.

A further breakdown of TDRs included in nonperforming loans by loan category as of June 30, 2014, follows:

June 30, 2014 dollars in millions	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
LOAN TYPE
Nonperforming:
Commercial, financial and agricultural	24	$20	$10
Commercial real estate:
Real estate — commercial mortgage	11	40	14
Real estate — construction	3	15	2

Total commercial real estate loans	14	55	16

Total commercial loans	38	75	26
Real estate — residential mortgage	521	34	34
Home equity:
Key Community Bank	1,086	68	64
Other	126	4	3

Total home equity loans	1,212	72	67
Consumer other — Key Community Bank	33	1	1
Credit cards	60	—	—
Consumer other:
Marine	207	15	13
Other	36	1	1

Total consumer other	243	16	14

Total consumer loans	2,069	123	116

Total nonperforming TDRs	2,107	198	142
Prior-year accruing: (a)
Commercial, financial and agricultural	32	7	3
Commercial real estate:
Real estate — commercial mortgage	4	17	9

Total commercial real estate loans	4	17	9

Total commercial loans	36	24	12
Real estate — residential mortgage	287	21	21
Home equity:
Key Community Bank	759	43	39
Other	322	10	8

Total home equity loans	1,081	53	47
Consumer other — Key Community Bank	54	2	2
Credit cards	653	5	3
Consumer other:
Marine	428	60	37
Other	73	2	2

Total consumer other	501	62	39

Total consumer loans	2,576	143	112

Total prior-year accruing TDRs	2,612	167	124

Total TDRs	4,719	$365	$266

(a)	All TDRs that were restructured prior to January 1, 2014, and are fully accruing.

We classify loan modifications as TDRs when a borrower is experiencing financial difficulties and we have granted a concession without commensurate financial, structural, or legal consideration. All commercial and consumer loan TDRs, regardless of size, are individually evaluated for impairment to determine the probable loss content and are assigned a specific loan allowance if deemed appropriate. This designation has the effect of moving the loan from the general reserve methodology (i.e., collectively evaluated) to the specific reserve methodology (i.e., individually evaluated) and may impact the ALLL through a charge-off or increased loan loss provision. These components affect the ultimate allowance level. Additional information regarding TDRs for discontinued operations is provided in Note 11.

Commercial loan TDRs are considered defaulted when principal and interest payments are 90 days past due. Consumer loan TDRs are considered defaulted when principal and interest payments are more than 60 days past due. During the three months ended June 30, 2015, there were no significant commercial loan TDRs, and 65 consumer loan TDRs with a combined recorded investment of $3 million that experienced payment defaults from modifications resulting in TDR status during 2014. During the three months ended June 30, 2014, there were no significant commercial loan TDRs, and 107 consumer loan TDRs with a combined recorded investment of $4 million that experienced payment defaults from modifications resulting in TDR status during 2013. As TDRs are individually evaluated for impairment under the specific reserve methodology, subsequent defaults do not generally have a significant additional impact on the ALLL.

Our loan modifications are handled on a case-by-case basis and are negotiated to achieve mutually agreeable terms that maximize loan collectability and meet the borrower’s financial needs. Our concession types are primarily interest rate reductions, forgiveness of principal, and other modifications. The commercial TDR other concession category includes modification of loan terms, covenants, or conditions. The consumer TDR other concession category primarily includes those borrowers’ debts that are discharged through Chapter 7 bankruptcy and have not been formally re-affirmed.

The following table shows the post-modification outstanding recorded investment by concession type for our commercial and consumer accruing and nonaccruing TDRs and other selected financial data.

in millions	June 30, 2015	December 31, 2014	June 30, 2014
Commercial loans:
Interest rate reduction	$60	$13	$27
Forgiveness of principal	2	2	5
Other	8	25	6

Total	$70	$40	$38

Consumer loans:
Interest rate reduction	$142	$140	$139
Forgiveness of principal	4	4	4
Other	84	86	85

Total	$230	$230	$228

Total commercial and consumer TDRs (a)	$300	$270	$266
Total loans	58,264	57,381	55,600

(a)	Commitments outstanding to lend additional funds to borrowers whose loan terms have been modified in TDRs are $8 million, $5 million, and $1 million at June 30, 2015, December 31, 2014, and June 30, 2014, respectively.

Our policies for determining past due loans, placing loans on nonaccrual, applying payments on nonaccrual loans, and resuming accrual of interest for our commercial and consumer loan portfolios are disclosed in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Nonperforming Loans” beginning on page 116 of our 2014 Form 10-K.

At June 30, 2015, approximately $57.6 billion, or 98.8%, of our total loans were current, compared to $56.6 billion, or 98.7%, at December 31, 2014, and $54.8 billion, or 98.6%, at June 30, 2014. At June 30, 2015, total past due loans and nonperforming loans of $666 million represented approximately 1.2% of total loans, compared to $749 million, or 1.3%, at December 31, 2014, and $753 million, or 1.4% at June 30, 2014.

The following aging analysis of past due and current loans as of June 30, 2015, December 31, 2014, and June 30, 2014, provides further information regarding Key’s credit exposure.

June 30, 2015 in millions	Current	30-59 Days Past Due	60-89 Days Past Due	90 and Greater Days Past Due	Nonperforming Loans	Total Past Due and Nonperforming Loans	Purchased Credit Impaired	Total Loans
LOAN TYPE
Commercial, financial and agricultural	$29,137	$26	$5	$17	$100	$148	—	$29,285
Commercial real estate:
Commercial mortgage	7,823	6	2	17	26	51	—	7,874
Construction	1,242	—	—	—	12	12	—	1,254

Total commercial real estate loans	9,065	6	2	17	38	63	—	9,128
Commercial lease financing	3,967	20	3	2	18	43	—	4,010

Total commercial loans	$42,169	$52	$10	$36	$156	$254	—	$42,423

Real estate — residential mortgage	$2,155	$13	$3	$3	$67	$86	$11	$2,252
Home equity:
Key Community Bank	10,043	43	22	11	176	252	1	10,296
Other	221	4	2	1	8	15	—	236

Total home equity loans	10,264	47	24	12	184	267	1	10,532
Consumer other — Key Community Bank	1,577	8	3	6	1	18	—	1,595
Credit cards	735	5	3	8	2	18	—	753
Consumer other:
Marine	651	10	3	1	8	22	—	673
Other	35	—	—	—	1	1	—	36

Total consumer other	686	10	3	1	9	23	—	709

Total consumer loans	$15,417	$83	$36	$30	$263	$412	$12	$15,841

Total loans	$57,586	$135	$46	$66	$419	$666	$12	$58,264

December 31, 2014 in millions	Current	30-59 Days Past Due	60-89 Days Past Due	90 and Greater Days Past Due	Nonperforming Loans	Total Past Due and Nonperforming Loans	Purchased Credit Impaired	Total Loans
LOAN TYPE
Commercial, financial and agricultural	$27,858	$19	$14	$32	$59	$124	—	$27,982
Commercial real estate:
Commercial mortgage	7,981	6	10	16	34	66	—	8,047
Construction	1,084	2	—	1	13	16	—	1,100

Total commercial real estate loans	9,065	8	10	17	47	82	—	9,147
Commercial lease financing	4,172	30	21	11	18	80	—	4,252

Total commercial loans	$41,095	$57	$45	$60	$124	$286	—	$41,381

Real estate — residential mortgage	$2,111	$12	$7	$4	$79	$102	$12	$2,225
Home equity:
Key Community Bank	10,098	46	22	14	185	267	1	10,366
Other	249	5	2	1	10	18	—	267

Total home equity loans	10,347	51	24	15	195	285	1	10,633
Consumer other — Key Community Bank	1,541	9	3	5	2	19	—	1,560
Credit cards	733	6	4	9	2	21	—	754
Consumer other:
Marine	746	11	5	2	15	33	—	779
Other	46	1	—	1	1	3	—	49

Total consumer other	792	12	5	3	16	36	—	828

Total consumer loans	$15,524	$90	$43	$36	$294	$463	$13	$16,000

Total loans	$56,619	$147	$88	$96	$418	$749	$13	$57,381

June 30, 2014 in millions	Current	30-59 Days Past Due	60-89 Days Past Due	90 and Greater Days Past Due	Nonperforming Loans	Total Past Due and Nonperforming Loans	Purchased Credit Impaired	Total Loans
LOAN TYPE
Commercial, financial and agricultural	$26,212	$52	$11	$15	$37	$115	—	$26,327
Commercial real estate:
Commercial mortgage	7,855	18	15	19	38	90	$1	7,946
Construction	1,029	2	2	5	9	18	—	1,047

Total commercial real estate loans	8,884	20	17	24	47	108	1	8,993
Commercial lease financing	4,186	32	4	4	15	55	—	4,241

Total commercial loans	$39,282	$104	$32	$43	$99	$278	$1	$39,561

Real estate — residential mortgage	$2,061	$16	$6	$4	$89	$115	$13	$2,189
Home equity:
Key Community Bank	10,115	46	22	17	178	263	1	10,379
Other	281	5	2	1	11	19	—	300

Total home equity loans	10,396	51	24	18	189	282	1	10,679
Consumer other — Key Community Bank	1,493	9	4	6	2	21	—	1,514
Credit cards	698	6	4	9	1	20	—	718
Consumer other:
Marine	855	13	3	2	15	33	—	888
Other	47	1	1	1	1	4	—	51

Total consumer other	902	14	4	3	16	37	—	939

Total consumer loans	$15,550	$96	$42	$40	$297	$475	$14	$16,039

Total loans	$54,832	$200	$74	$83	$396	$753	$15	$55,600

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

Credit quality indicators for our commercial and consumer loan portfolios, excluding $12 million and $15 million of PCI loans at June 30, 2015, and June 30, 2014, respectively, based on bond rating, regulatory classification, and payment activity as of June 30, 2015, and June 30, 2014, are as follows:

Commercial Credit Exposure

Credit Risk Profile by Creditworthiness Category (a)

June 30, in millions
	Commercial, financial and agricultural		RE —Commercial		RE —Construction		Commercial Lease		Total
RATING (b), (c)	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
AAA — AA	$396	$364	$3	$3	$1	$1	$504	$712	$904	$1,080
A	1,189	1,091	4	1	—	1	484	382	1,677	1,475
BBB — BB	25,931	23,534	7,318	7,412	1,084	907	2,853	2,968	37,186	34,821
B	653	545	278	287	138	99	103	99	1,172	1,030
CCC — C	1,116	793	271	242	31	39	66	80	1,484	1,154

Total	$29,285	$26,327	$7,874	$7,945	$1,254	$1,047	$4,010	$4,241	$42,423	$39,560

(a)	Credit quality indicators are updated on an ongoing basis and reflect credit quality information as of the dates indicated.
(b)	Our bond rating to internal loan grade conversion system is as follows: AAA - AA = 1, A = 2, BBB - BB = 3 - 13, B = 14 - 16, and CCC - C = 17 - 20.
(c)	Our internal loan grade to regulatory-defined classification is as follows: Pass = 1-16, Special Mention = 17, Substandard = 18, Doubtful = 19, and Loss = 20.

Consumer Credit Exposure

Credit Risk Profile by Regulatory Classifications (a), (b)

June 30, in millions
	Residential — Prime
GRADE	2015	2014
Pass	$12,506	$12,554
Substandard	266	300

Total	$12,772	$12,854

Credit Risk Profile Based on Payment Activity (a)

June 30, in millions	Consumer — Key Community Bank		Credit cards		Consumer —Marine		Consumer — Other		Total
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Performing	$1,594	$1,512	$751	$717	$665	$873	$35	$50	$3,045	$3,152
Nonperforming	1	2	2	1	8	15	1	1	12	19

Total	$1,595	$1,514	$753	$718	$673	$888	$36	$51	$3,057	$3,171

(a)	Credit quality indicators are updated on an ongoing basis and reflect credit quality information as of the dates indicated.
(b)	Our past due payment activity to regulatory classification conversion is as follows: pass = less than 90 days; and substandard = 90 days and greater plus nonperforming loans.

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

For all commercial and consumer loan TDRs, regardless of size, as well as impaired commercial loans with an outstanding balance of $2.5 million or greater, we conduct further analysis to determine the probable loss content and assign a specific allowance to the loan if deemed appropriate. We estimate the extent of the individual impairment for commercial loans and TDRs by comparing the recorded investment of the loan with the estimated present value of its future cash flows, the fair value of its underlying collateral, or the loan’s observable market price. Secured consumer loan TDRs that are discharged through Chapter 7 bankruptcy and not formally re-affirmed are adjusted to reflect the fair value of the underlying collateral, less costs to sell. Non-Chapter 7 consumer loan TDRs are combined in homogenous pools and assigned a specific allocation based on the estimated present value of future cash flows using the loan’s effective interest rate. A specific allowance also may be assigned — even when sources of repayment appear sufficient — if we remain uncertain about whether the loan will be repaid in full. On at least a quarterly basis, we evaluate the appropriateness of our loss estimation methods to reduce differences between estimated incurred losses and actual losses. The ALLL at June 30, 2015, represents our best estimate of the probable credit losses inherent in the loan portfolio at that date.

Although quantitative modeling factors such as default probability and expected recovery rates are constantly changing as the financial strength of the borrower and overall economic conditions change, we have not changed the accounting policies or methodology that we use to estimate the ALLL.

Commercial loans generally are charged off in full or charged down to the fair value of the underlying collateral when the borrower’s payment is 180 days past due. Consumer loans generally are charged off when payments are 120 days past due. Home equity and residential mortgage loans generally are charged down to the fair value of the underlying collateral when payment is 180 days past due. Credit card loans, and similar unsecured products, are charged off when payments are 180 days past due.

At June 30, 2015, the ALLL was $796 million, or 1.37% of loans, compared to $814 million, or 1.46% of loans, at June 30, 2014. At June 30, 2015, the ALLL was 190% of nonperforming loans, compared to 205.6% at June 30, 2014.

A summary of the changes in the ALLL for the periods indicated is presented in the table below:

	Three months ended June 30,		Six months ended June 30,
in millions	2015	2014	2015	2014
Balance at beginning of period — continuing operations	$794	$834	$794	$848
Charge-offs	(52)	(56)	(99)	(113)
Recoveries	16	26	35	63

Net loans and leases charged off	(36)	(30)	(64)	(50)
Provision for loan and lease losses from continuing operations	37	10	66	16
Foreign currency translation adjustment	1	—	—	—

Balance at end of period — continuing operations	$796	$814	$796	$814

The changes in the ALLL by loan category for the periods indicated are as follows:

in millions	December 31, 2014	Provision	Charge-offs	Recoveries	June 30, 2015
Commercial, financial and agricultural	$391	$49	$(33)	$11	$418
Real estate — commercial mortgage	148	(4)	(2)	2	144
Real estate — construction	28	3	(1)	1	31
Commercial lease financing	56	(5)	(3)	5	53

Total commercial loans	623	43	(39)	19	646
Real estate — residential mortgage	23	(1)	(3)	1	20
Home equity:
Key Community Bank	66	3	(15)	3	57
Other	5	—	(3)	2	4

Total home equity loans	71	3	(18)	5	61
Consumer other — Key Community Bank	22	7	(12)	4	21
Credit cards	33	13	(16)	1	31
Consumer other:
Marine	21	—	(10)	5	16
Other	1	1	(1)	—	1

Total consumer other:	22	1	(11)	5	17

Total consumer loans	171	23	(60)	16	150

Total ALLL — continuing operations	794	66 (a)	(99)	35	796
Discontinued operations	29	1	(16)	8	22

Total ALLL — including discontinued operations	$823	$67	$(115)	$43	$818

(a)	Excludes provision for losses on lending-related commitments of $10 million.

in millions	December 31, 2013	Provision	Charge-offs	Recoveries	June 30, 2014
Commercial, financial and agricultural	$362	$13	$(23)	$21	$373
Real estate — commercial mortgage	165	(5)	(3)	2	159
Real estate — construction	32	(11)	(2)	15	34
Commercial lease financing	62	(3)	(5)	6	60

Total commercial loans	621	(6)	(33)	44	626
Real estate — residential mortgage	37	(9)	(5)	2	25
Home equity:
Key Community Bank	84	9	(20)	4	77
Other	11	1	(6)	3	9

Total home equity loans	95	10	(26)	7	86
Consumer other — Key Community Bank	29	8	(16)	3	24
Credit cards	34	13	(18)	1	30
Consumer other:
Marine	29	1	(14)	5	21
Other	3	(1)	(1)	1	2

Total consumer other:	32	—	(15)	6	23

Total consumer loans	227	22	(80)	19	188

Total ALLL — continuing operations	848	16 (a)	(113)	63	814
Discontinued operations	39	9	(24)	8	32

Total ALLL — including discontinued operations	$887	$25	$(137)	$71	$846

(a)	Excludes provision for losses on lending-related commitments.

Our ALLL from continuing operations decreased by $18 million, or 2.2%, from the second quarter of 2014 primarily because of the improvement in the credit quality of our loan portfolios. The quality of new loan originations as well as decreasing levels of classified and nonperforming loans also resulted in a reduction in our general allowance. Our general allowance applies expected loss rates to our existing loans with similar risk characteristics as well as any adjustments to reflect our current assessment of qualitative factors such as changes in economic conditions, underwriting standards, and concentrations of credit. Our delinquency trends declined during 2014 and into 2015 due to continued improved credit quality, relatively stable economic conditions, and continued run-off in our exit loan portfolio, reflecting our effort to maintain a moderate enterprise risk tolerance.

For continuing operations, the loans outstanding individually evaluated for impairment totaled $334 million, with a corresponding allowance of $52 million at June 30, 2015. Loans outstanding collectively evaluated for impairment totaled $57.9 billion, with a corresponding allowance of $743 million at June 30, 2015. At June 30, 2015, PCI loans evaluated for impairment totaled $12 million, with a corresponding allowance of $1 million. There was no provision for loan and lease losses on these PCI loans during the six months ended June 30, 2015. At June 30, 2014, the loans outstanding individually evaluated for impairment totaled $276 million, with a corresponding allowance of $32 million. Loans outstanding collectively evaluated for impairment totaled $55.3 billion, with a corresponding allowance of $781 million at June 30, 2014. At June 30, 2014, PCI loans evaluated for impairment totaled $15 million, with a corresponding allowance of $1 million. There was no provision for loan and lease losses on these PCI loans during the six months ended June 30, 2014.

A breakdown of the individual and collective ALLL and the corresponding loan balances as of June 30, 2015, follows:

	Allowance			Outstanding
	Individually	Collectively	Purchased		Individually	Collectively	Purchased
June 30, 2015 in millions	Evaluated for	Evaluated for	Credit		Evaluated for	Evaluated for	Credit
	Impairment	Impairment	Impaired	Loans	Impairment	Impairment	Impaired
Commercial, financial and agricultural	$24	$394	—	$29,285	$82	$29,203	—
Commercial real estate:
Commercial mortgage	1	143	—	7,874	16	7,858	—
Construction	—	31	—	1,254	7	1,247	—

Total commercial real estate loans	1	174	—	9,128	23	9,105	—
Commercial lease financing	—	53	—	4,010	—	4,010	—

Total commercial loans	25	621	—	42,423	105	42,318	—
Real estate — residential mortgage	5	14	$1	2,252	56	2,185	$11
Home equity:
Key Community Bank	17	40	—	10,296	112	10,183	1
Other	2	2	—	236	12	224	—

Total home equity loans	19	42	—	10,532	124	10,407	1
Consumer other — Key Community Bank	—	21	—	1,595	3	1,592	—
Credit cards	—	31	—	753	3	750	—
Consumer other:
Marine	3	13	—	673	41	632	—
Other	—	1	—	36	2	34	—

Total consumer other	3	14	—	709	43	666	—

Total consumer loans	27	122	1	15,841	229	15,600	12

Total ALLL — continuing operations	52	743	1	58,264	334	57,918	12
Discontinued operations	1	21	—	1,962	19	1,943	—

Total ALLL — including discontinued operations	$53	$764	$1	$60,226	$353	$59,861	$12

A breakdown of the individual and collective ALLL and the corresponding loan balances as of December 31, 2014, follows:

	Allowance			Outstanding
	Individually	Collectively	Purchased			Individually	Collectively		Purchased
December 31, 2014 in millions	Evaluated for	Evaluated for	Credit			Evaluated for	Evaluated for		Credit
	Impairment	Impairment	Impaired	Loans		Impairment	Impairment		Impaired
Commercial, financial and agricultural	$9	$382	—	$27,982		$43	$27,939		—
Commercial real estate:
Commercial mortgage	2	146	—	8,047		21	8,025		$1
Construction	1	27	—	1,100		8	1,092		—

Total commercial real estate loans	3	173	—	9,147		29	9,117		1
Commercial lease financing	—	56	—	4,252		—	4,252		—

Total commercial loans	12	611	—	41,381		72	41,308		1
Real estate — residential mortgage	5	17	$1	2,225		55	2,159		11
Home equity:
Key Community Bank	16	50	—	10,366		108	10,257		1
Other	2	3	—	267		12	255		—

Total home equity loans	18	53	—	10,633		120	10,512		1
Consumer other — Key Community Bank	—	22	—	1,560		4	1,556		—
Credit cards	—	33	—	754		4	750		—
Consumer other:
Marine	5	16	—	779		45	734		—
Other	—	1	—	49		2	47		—

Total consumer other	5	17	—	828		47	781		—

Total consumer loans	28	142	1	16,000		230	15,758		12

Total ALLL — continuing operations	40	753	1	57,381		302	57,066		13
Discontinued operations	1	28	—	2,295	(a)	17	2,278	(a)	—

Total ALLL — including discontinued operations	$41	$781	$1	$59,676		$319	$59,344		$13

(a)	Amount includes $191 million of loans carried at fair value that are excluded from ALLL consideration.

A breakdown of the individual and collective ALLL and the corresponding loan balances as of June 30, 2014, follows:

	Allowance			Outstanding
	Individually	Collectively	Purchased			Individually	Collectively		Purchased
June 30, 2014 in millions	Evaluated for	Evaluated for	Credit			Evaluated for	Evaluated for		Credit
	Impairment	Impairment	Impaired	Loans		Impairment	Impairment		Impaired
Commercial, financial and agricultural	$3	$370	—	$26,327		$17	$26,310		—
Commercial real estate:
Commercial mortgage	1	158	—	7,946		25	7,920		$1
Construction	—	34	—	1,047		6	1,041		—

Total commercial real estate loans	1	192	—	8,993		31	8,961		1
Commercial lease financing	—	60	—	4,241		—	4,241		—

Total commercial loans	4	622	—	39,561		48	39,512		1
Real estate — residential mortgage	5	19	$1	2,189		55	2,121		13
Home equity:
Key Community Bank	15	62	—	10,379		103	10,275		1
Other	3	6	—	300		12	288		—

Total home equity loans	18	68	—	10,679		115	10,563		1
Consumer other — Key Community Bank	—	24	—	1,514		3	1,511		—
Credit cards	—	30	—	718		4	714		—
Consumer other:
Marine	5	16	—	888		50	838		—
Other	—	2	—	51		1	50		—

Total consumer other	5	18	—	939		51	888		—

Total consumer loans	28	159	1	16,039		228	15,797		14

Total ALLL — continuing operations	32	781	1	55,600		276	55,309		15
Discontinued operations	2	30	—	4,162	(a)	17	4,145	(a)	—

Total ALLL — including discontinued operations	$34	$811	$1	$59,762		$293	$59,454		$15

(a)	Amount includes $1.9 billion of loans carried at fair value that are excluded from ALLL consideration.

The liability for credit losses inherent in lending-related unfunded commitments, such as letters of credit and unfunded loan commitments, is included in “accrued expense and other liabilities” on the balance sheet. We establish the amount of this reserve by considering both historical trends and current market conditions quarterly, or more often if deemed necessary. Our liability for credit losses on lending-related commitments was $45 million at June 30, 2015. When combined with our ALLL, our total allowance for credit losses represented 1.44% of loans at June 30, 2015, compared to 1.53% at June 30, 2014.

Changes in the liability for credit losses on unfunded lending-related commitments are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
in millions	2015	2014	2015	2014
Balance at beginning of period	$41	$35	$35	$37
Provision (credit) for losses on lending-related commitments	4	2	10	—

Balance at end of period	$45	$37	$45	$37

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

Securities (trading and available for sale). We own several types of securities, requiring a range of valuation methods:

•	Securities are classified as Level 1 when quoted market prices are available in an active market for the identical securities. Level 1 instruments include exchange-traded equity securities.

•	Securities are classified as Level 2 if quoted prices for identical securities are not available, and fair value is determined using pricing models (either by a third-party pricing service or internally) or quoted prices of similar securities. These instruments include municipal bonds; bonds backed by the U.S. government; corporate bonds; certain mortgage-backed securities; securities issued by the U.S. Treasury; money markets; and certain agency and corporate CMOs. Inputs to the pricing models include: standard inputs, such as yields, benchmark securities, bids, and offers; actual trade data (i.e., spreads, credit ratings, and interest rates) for comparable assets; spread tables; matrices; high-grade scales; and option-adjusted spreads.

•	Securities are classified as Level 3 when there is limited activity in the market for a particular instrument. To determine fair value in such cases, depending on the complexity of the valuations required, we use internal models based on certain assumptions or a third-party valuation service. At June 30, 2015, our Level 3 instruments consist of a convertible preferred security. Our Strategy group is responsible for reviewing the valuation model and determining the fair value of this investment on a quarterly basis. The security is valued using a cash flow analysis of the associated private company issuer. The valuation of the security is negatively impacted by a projected net loss of the associated private company and positively impacted by a projected net gain.

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

Private equity and mezzanine investments are classified as Level 3 assets since our judgment significantly influences the determination of fair value. Our Fund Management, Asset Management, and Accounting groups are responsible for reviewing the valuation models and determining the fair value of these investments on a quarterly basis. Direct investments in properties are initially valued based upon the transaction price. This amount is then adjusted to fair value based on current market conditions using the discounted cash flow method based on the expected investment exit date. The fair values of the assets are reviewed and adjusted quarterly. The Company did not have any significant direct equity and mezzanine investments at June 30, 2015.

Consistent with accounting guidance, indirect investments are valued using a methodology that allows the use of statements from the investment manager to calculate net asset value per share. A primary input used in estimating fair value is the most recent value of the capital accounts as reported by the general partners of the funds in which we invest. The calculation to determine the investment’s fair value is based on our percentage ownership in the fund multiplied by the net asset value of the fund, as provided by the fund manager. Under the requirements of the Volcker Rule, we will be required to dispose of some or all of our indirect investments. As of June 30, 2015, management has not committed to a plan to sell these investments. Therefore, these investments continue to be valued using the net asset value per share methodology. For more information about the Volcker Rule, see the discussion under the heading “Other Regulatory Developments under the Dodd-Frank Act – ‘Volcker Rule’” in the section entitled “Supervision and Regulation” beginning on page 16 of our 2014 Form 10-K.

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

The following table presents the fair value of our indirect investments and related unfunded commitments at June 30, 2015. We did not provide any financial support to investees related to our direct and indirect investments for the six months ended June 30, 2015, and June 30, 2014.

June 30, 2015 in millions		Unfunded
	Fair Value	Commitments
INVESTMENT TYPE
Indirect investments
Passive funds (a)	$9	$1

Total	$9	$1

(a)	We invest in passive funds, which are multi-investor private equity funds. These investments can never be redeemed. Instead, distributions are received through the liquidation of the underlying investments in the funds. Some funds have no restrictions on sale, while others require investors to remain in the fund until maturity. The funds will be liquidated over a period of one to four years. The purpose of KREEC’s funding is to allow funds to make additional investments and keep a certain market value threshold in the funds. KREEC is obligated to provide financial support, as all investors are required, to fund based on their ownership percentage, as noted in the Limited Partnership Agreements.

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

Interest-bearing securities (i.e., loans) are valued on a quarterly basis. Valuation adjustments are determined by the Principal Investing Entities Deal Team and are subject to approval by the Investment Committee. Valuations of debt instruments are based on the Principal Investing Entities Deal Team’s knowledge of the current financial status of the subject company, which is regularly monitored throughout the term of the investment. Significant unobservable inputs used in the valuations of these investments include the company’s payment history, adequacy of cash flows from operations, and current operating results, including market multiples and historical and forecast EBITDA. Inputs can also include the seniority of the debt, the nature of any pledged collateral, the extent to which the security interest is perfected, and the net liquidation value of collateral.

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

Our indirect investments are classified as Level 3 assets since our significant inputs are not observable in the marketplace. Indirect investments include primary and secondary investments in private equity funds engaged mainly in venture- and growth-oriented investing. These investments do not have readily determinable fair values. Indirect investments are valued using a methodology that is consistent with accounting guidance that allows us to estimate fair value based upon net asset value per share (or its equivalent, such as member units or an ownership interest in partners’ capital to which a proportionate share of net assets is attributed). The significant unobservable input used in estimating fair value is primarily the most recent value of the capital accounts as reported by the general partners of the funds in which we invest. Under the requirements of the Volcker Rule, we will be required to dispose of some or all of our indirect investments. As of June 30, 2015, management has not committed to a plan to sell these investments. Therefore, these investments continue to be valued using the net asset value per share methodology.

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

The following table presents the fair value of our direct and indirect principal investments and related unfunded commitments at June 30, 2015, as well as financial support provided for the three and six months ended June 30, 2015, and June 30, 2014:

			Financial support provided
			Three months ended June 30,				Six months ended June 30,
	June 30, 2015		2015		2014		2015		2014
	Fair	Unfunded	Funded	Funded	Funded	Funded	Funded	Funded	Funded	Funded
in millions	Value	Commitments	Commitments	Other	Commitments	Other	Commitments	Other	Commitments	Other
INVESTMENT TYPE
Direct investments (a)	$70	—	—	—	—	$1	—	$2	—	$2
Indirect investments (b)	282	$54	$3	—	$4	—	$5	—	$6	—

Total	$352	$54	$3	—	$4	$1	$5	$2	$6	$2

(a)	Our direct investments consist of equity and debt investments directly in independent business enterprises. Operations of the business enterprises are handled by management of the portfolio company. The purpose of funding these enterprises is to provide financial support for business development and acquisition strategies. We infuse equity capital based on an initial contractual cash contribution and later from additional requests on behalf of the companies’ management.
(b)	Our indirect investments consist of buyout funds, venture capital funds, and fund of funds. These investments are generally not redeemable. Instead, distributions are received through the liquidation of the underlying investments of the fund. An investment in any one of these funds typically can be sold only with the approval of the fund’s general partners. We estimate that the underlying investments of the funds will be liquidated over a period of one to nine years. The purpose of funding our capital commitments to these investments is to allow the funds to make additional follow-on investments and pay fund expenses until the fund dissolves. We, and all other investors in the fund, are obligated to fund the full amount of our respective capital commitments to the fund based on our and their respective ownership percentages, as noted in the applicable Limited Partnership Agreement.

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

In addition, we have several customized derivative instruments and risk participations that are classified as Level 3 instruments. These derivative positions are valued using internally developed models, with inputs consisting of available market data, such as bond spreads and asset values, as well as unobservable internally derived assumptions, such as loss probabilities and internal risk ratings of customers. These derivatives are priced monthly by our MRM group using a credit valuation adjustment methodology. Swap details with the customer and our related participation percentage, if applicable, are obtained from our derivatives accounting system, which is the system of record. Applicable customer rating information is obtained from the particular loan system and represents an unobservable input to this valuation process. Using these various inputs, a valuation of these Level 3 derivatives is performed using a model that was acquired from a third party. In summary, the fair value represents an estimate of the amount that the risk participation counterparty would need to pay/receive as of the measurement date based on the probability of customer default on the swap transaction and the fair value of the underlying customer swap. Therefore, a higher loss probability and a lower credit rating would negatively affect the fair value of the risk participations and a lower loss probability and higher credit rating would positively affect the fair value of the risk participations.

Market convention implies a credit rating of “AA” equivalent in the pricing of derivative contracts, which assumes all counterparties have the same creditworthiness. To reflect the actual exposure on our derivative contracts related to both counterparty and our own creditworthiness, we record a fair value adjustment in the form of a credit valuation adjustment. The credit component is determined by individual counterparty based on the probability of default and considers master netting and collateral agreements. The credit valuation adjustment is classified as Level 3. Our MRM group is responsible for the valuation policies and procedures related to this credit valuation adjustment. A weekly reconciliation process is performed to ensure that all applicable derivative positions are covered in the calculation, which includes transmitting customer exposures and reserve reports to trading management, derivative traders and marketers, derivatives middle office, and corporate accounting personnel. On a quarterly basis, MRM prepares the credit valuation adjustment calculation, which includes a detailed reserve comparison with the previous quarter, an analysis for change in reserve, and a reserve forecast to ensure that the credit valuation adjustment recorded at period end is sufficient.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are measured at fair value on a recurring basis in accordance with GAAP. The following tables present these assets and liabilities at June 30, 2015, December 31, 2014, and June 30, 2014.

June 30, 2015 in millions
	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Trading account assets:
U.S. Treasury, agencies and corporations	—	$580	—	$580
States and political subdivisions	—	23	—	23
Collateralized mortgage obligations	—	—	—	—
Other mortgage-backed securities	—	37	—	37
Other securities	$2	24	—	26

Total trading account securities	2	664	—	666
Commercial loans	—	8	—	8

Total trading account assets	2	672	—	674
Securities available for sale:
States and political subdivisions	—	19	—	19
Collateralized mortgage obligations	—	11,751	—	11,751
Other mortgage-backed securities	—	2,452	—	2,452
Other securities	12	—	$10	22

Total securities available for sale	12	14,222	10	14,244
Other investments:
Principal investments:
Direct	—	—	70	70
Indirect	—	—	282	282

Total principal investments	—	—	352	352
Equity and mezzanine investments:
Direct	—	—	—	—
Indirect	—	—	9	9

Total equity and mezzanine investments	—	—	9	9

Total other investments	—	—	361	361
Derivative assets:
Interest rate	—	840	16	856
Foreign exchange	121	10	—	131
Commodity	—	379	—	379
Credit	—	1	3	4

Derivative assets	121	1,230	19	1,370
Netting adjustments (a)	—	—	—	(834)

Total derivative assets	121	1,230	19	536
Accrued income and other assets	—	2	—	2

Total assets on a recurring basis at fair value	$135	$16,126	$390	$15,817

LIABILITIES MEASURED ON A RECURRING BASIS
Bank notes and other short-term borrowings:
Short positions	$1	$527	—	$528
Derivative liabilities:
Interest rate	—	568	—	568
Foreign exchange	100	8	—	108
Commodity	—	365	—	365
Credit	—	5	—	5

Derivative liabilities	100	946	—	1,046
Netting adjustments (a)	—	—	—	(486)

Total derivative liabilities	100	946	—	560
Accrued expense and other liabilities	—	2	—	2

Total liabilities on a recurring basis at fair value	$101	$1,475	—	$1,090

(a)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Total derivative assets and liabilities include these netting adjustments.

December 31, 2014 in millions
	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Trading account assets:
U.S. Treasury, agencies and corporations	—	$555	—	$555
States and political subdivisions	—	38	—	38
Collateralized mortgage obligations	—	—	—	—
Other mortgage-backed securities	—	124	—	124
Other securities	$2	29	—	31

Total trading account securities	2	746	—	748
Commercial loans	—	2	—	2

Total trading account assets	2	748	—	750
Securities available for sale:
States and political subdivisions	—	23	—	23
Collateralized mortgage obligations	—	11,270	—	11,270
Other mortgage-backed securities	—	2,035	—	2,035
Other securities	22	—	$10	32

Total securities available for sale	22	13,328	10	13,360
Other investments:
Principal investments:
Direct	2	—	102	104
Indirect	—	—	302	302

Total principal investments	2	—	404	406
Equity and mezzanine investments:
Direct	—	—	—	—
Indirect	—	—	10	10

Total equity and mezzanine investments	—	—	10	10

Total other investments	2	—	414	416
Derivative assets:
Interest rate	—	924	13	937
Foreign exchange	91	2	—	93
Commodity	—	608	—	608
Credit	—	2	3	5

Derivative assets	91	1,536	16	1,643
Netting adjustments (a)	—	—	—	(1,034)

Total derivative assets	91	1,536	16	609
Accrued income and other assets	—	—	—	—

Total assets on a recurring basis at fair value	$117	$15,612	$440	$15,135

LIABILITIES MEASURED ON A RECURRING BASIS
Bank notes and other short-term borrowings:
Short positions	—	$423	—	$423
Derivative liabilities:
Interest rate	—	644	—	644
Foreign exchange	$77	4	—	81
Commodity	—	594	—	594
Credit	—	6	$1	7

Derivative liabilities	77	1,248	1	1,326
Netting adjustments (a)	—	—	—	(542)

Total derivative liabilities	77	1,248	1	784
Accrued expense and other liabilities	—	—	—	—

Total liabilities on a recurring basis at fair value	$77	$1,671	$1	$1,207

(a)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Total derivative assets and liabilities include these netting adjustments.

June 30, 2014 in millions
	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Trading account assets:
U.S. Treasury, agencies and corporations	—	$660	—	$660
States and political subdivisions	—	33	—	33
Collateralized mortgage obligations	—	19	—	19
Other mortgage-backed securities	—	144	—	144
Other securities	$5	26	—	31

Total trading account securities	5	882	—	887
Commercial loans	—	3	—	3

Total trading account assets	5	885	—	890
Securities available for sale:
States and political subdivisions	—	31	—	31
Collateralized mortgage obligations	—	9,866	—	9,866
Other mortgage-backed securities	—	2,305	—	2,305
Other securities	22	—	—	22

Total securities available for sale	22	12,202	—	12,224
Other investments:
Principal investments:
Direct	—	—	$146	146
Indirect	—	—	399	399

Total principal investments	—	—	545	545
Equity and mezzanine investments:
Direct	—	—	—	—
Indirect	—	—	16	16

Total equity and mezzanine investments	—	—	16	16

Total other investments	—	—	561	561
Derivative assets:
Interest rate	—	964	20	984
Foreign exchange	51	5	—	56
Commodity	—	181	1	182
Credit	—	—	4	4

Derivative assets	51	1,150	25	1,226
Netting adjustments (a)	—	—	—	(677)

Total derivative assets	51	1,150	25	549
Accrued income and other assets	—	4	—	4

Total assets on a recurring basis at fair value	$78	$14,241	$586	$14,228

LIABILITIES MEASURED ON A RECURRING BASIS
Bank notes and other short-term borrowings:
Short positions	$1	$520	—	$521
Derivative liabilities:
Interest rate	—	653	—	653
Foreign exchange	52	4	—	56
Commodity	—	177	—	177
Credit	—	7	$1	8

Derivative liabilities	52	841	1	894
Netting adjustments (a)	—	—	—	(443)

Total derivative liabilities	52	841	1	451
Accrued expense and other liabilities	—	4	—	4

Total liabilities on a recurring basis at fair value	$53	$1,365	$1	$976

(a)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Total derivative assets and liabilities include these netting adjustments.

Changes in Level 3 Fair Value Measurements

The following table shows the change in the fair values of our Level 3 financial instruments for the three and six months ended June 30, 2015, and June 30, 2014. We mitigate the credit risk, interest rate risk, and risk of loss related to many of these Level 3 instruments by using securities and derivative positions classified as Level 1 or Level 2. Level 1 and Level 2 instruments are not included in the following table. Therefore, the gains or losses shown do not include the impact of our risk management activities.

												Unrealized
		Gains										Gains
	Beginning	(Losses)					Transfers		Transfers		End of	(Losses)
	of Period	Included in					into		out of		Period	Included in
in millions	Balance	Earnings		Purchases	Sales	Settlements	Level 3 (d)		Level 3 (d)		Balance (f)	Earnings
Six months ended June 30, 2015
Securities available for sale
Other securities	$10	—		—	—	—	—		—		$10	—
Other investments
Principal investments
Direct	102	$16	(b)	$2	$(50)	—	—		—		70	$(3	)(b)
Indirect	302	25	(b)	4	(49)	—	—		—		282	(15	)(b)
Equity and mezzanine investments
Direct	—	2	(b)	—	(2)	—	—		—		—	2	(b)
Indirect	10	6	(b)	—	(7)	—	—		—		9	6	(b)
Derivative instruments (a)
Interest rate	13	(1	)(c)	1	—	—	$8	(e)	$(5	)(e)	16	—
Commodity	—	—		—	—	—	—		—		—	—
Credit	2	(4	)(c)	—	—	$5	—		—		3	—
Three months ended June 30, 2015
Securities available for sale
Other securities	$10	—		—	—	—	—		—		$10	—
Other investments
Principal investments
Direct	73	$3	(b)	$1	$(7)	—	—		—		70	$(3	)(b)
Indirect	301	8	(b)	3	(30)	—	—		—		282	(7	)(b)
Equity and mezzanine investments
Direct	—	—		—	—	—	—		—		—	—
Indirect	9	7	(b)	—	(7)	—	—		—		9	7	(b)
Derivative instruments(a)
Interest rate	10	(3	)(c)	1	—	—	$8	(e)	—		16	—
Commodity	—	—		—	—	—	—		—		—	—
Credit	2	(1	)(c)	—	—	$2	—		—		3	—

												Unrealized
		Gains										Gains
	Beginning	(Losses)					Transfers		Transfers		End of	(Losses)
	of Period	Included in					into		out of		Period	Included in
in millions	Balance	Earnings		Purchases	Sales	Settlements	Level 3 (d)		Level 3 (d)		Balance (f)	Earnings
Six months ended June 30, 2014
Other investments
Principal investments
Direct	$141	$11	(b)	$1	$(7)	—	—		—		$146	$20	(b)
Indirect	413	40	(b)	5	(59)	—	—		—		399	12	(b)
Equity and mezzanine investments
Direct	—	—		—	—	—	—		—		—	—
Indirect	23	(1	)(b)	—	—	$(6)	—		—		16	(1	)(b)
Derivative instruments (a)
Interest rate	25	2	(c)	3	(2)	—	$5	(e)	$(13	)(e)	20	—
Commodity	—	—		—	—	—	1	(e)	—		1	—
Credit	3	(5	)(c)	—	—	5	—		—		3	—
Three months ended June 30, 2014
Other investments
Principal investments
Direct	$141	$7	(b)	$1	$(3)	—	—		—		$146	$14	(b)
Indirect	403	20	(b)	4	(28)	—	—		—		399	3	(b)
Equity and mezzanine investments
Direct	—	—		—	—	—	—		—		—	—
Indirect	20	—		—	—	$(4)	—		—		16	—
Derivative instruments(a)
Interest rate	22	1	(c)	1	(1)	—	$2	(e)	$(5	)(e)	20	—
Commodity	—	—		—	—	—	1	(e)	—		1	—
Credit	3	(3	)(c)	—	—	3	—		—		3	—

(a)	Amounts represent Level 3 derivative assets less Level 3 derivative liabilities.
(b)	Realized and unrealized gains and losses on principal investments are reported in “net gains (losses) from principal investing” on the income statement. Realized and unrealized losses on private equity and mezzanine investments are reported in “other income” on the income statement.
(c)	Realized and unrealized gains and losses on derivative instruments are reported in “corporate services income” and “other income” on the income statement.
(d)	Our policy is to recognize transfers into and transfers out of Level 3 as of the end of the reporting period.
(e)	Certain derivatives previously classified as Level 2 were transferred to Level 3 because Level 3 unobservable inputs became significant. Certain derivatives previously classified as Level 3 were transferred to Level 2 because Level 3 unobservable inputs became less significant.
(f)	There were no issuances for the six-month periods ended June 30, 2015, and June 30, 2014.

Assets Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in accordance with GAAP. The adjustments to fair value generally result from the application of accounting guidance that requires assets and liabilities to be recorded at the lower of cost or fair value, or assessed for impairment. The following table presents our assets measured at fair value on a nonrecurring basis at June 30, 2015, December 31, 2014, and June 30, 2014:

	June 30, 2015
in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A NONRECURRING BASIS
Impaired loans	—	—	$8	$8
Loans held for sale (a)	—	—	—	—
Accrued income and other assets	—	—	5	5

Total assets on a nonrecurring basis at fair value	—	—	$13	$13

	December 31, 2014
in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A NONRECURRING BASIS
Impaired loans	—	—	$5	$5
Loans held for sale (a)	—	—	—	—
Accrued income and other assets	—	—	7	7

Total assets on a nonrecurring basis at fair value	—	—	$12	$12

	June 30, 2014
in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A NONRECURRING BASIS
Impaired loans	—	—	$6	$6
Loans held for sale (a)	—	—	—	—
Accrued income and other assets	—	—	5	5

Total assets on a nonrecurring basis at fair value	—	—	$11	$11

(a)	During the first half of 2015, we transferred $7 million of commercial and consumer loans and leases at their current fair value from held-for-sale status to the held-to-maturity portfolio, compared to $11 million during 2014, and $10 million during the first half of 2014.

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

Loans are evaluated for impairment on a quarterly basis. Loans included in the previous quarter’s review are re-evaluated, and if their values have changed materially, the underlying information (loan balance and in most cases, collateral value) is compared. Material differences are evaluated for reasonableness, and the relationship managers and their senior managers consider these differences and determine if any adjustment is necessary. The inputs are developed and substantiated on a quarterly basis based on current borrower developments, market conditions, and collateral values.

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

Loans held for sale. Through a quarterly analysis of our loan portfolios held for sale, which include both performing and nonperforming loans, we determine any adjustments necessary to record the portfolios at the lower of cost or fair value in accordance with GAAP. Our analysis concluded that there were no loans held for sale adjusted to fair value at June 30, 2015, December 31, 2014, or June 30, 2014.

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

Our primary assumptions include attrition rates, alternative costs of funds, and rates paid on deposits. For additional information on the results of other intangible assets impairment testing, see Note 10 beginning on page 173 of our 2014 Form 10-K.

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

•	Commercial Real Estate Valuation Process: When a loan is reclassified from loan status to OREO because we took possession of the collateral, the Asset Recovery Group Loan Officer, in consultation with our OREO group, obtains a broker price opinion or a third-party appraisal, which is used to establish the fair value of the underlying collateral. The determined fair value of the underlying collateral less estimated selling costs becomes the carrying value of the OREO asset. In addition to valuations from independent third-party sources, our OREO group also writes down the carrying balance of OREO assets once a bona fide offer is contractually accepted, where the accepted price is lower than the current balance of the particular OREO asset. The fair value of OREO property is re-evaluated every 90 days, and the OREO asset is adjusted as necessary.

•	Consumer Real Estate Valuation Process: The Asset Management team within our Risk Operations group is responsible for valuation policies and procedures in this area. The current vendor partner provides monthly reporting of all broker price opinion evaluations, appraisals, and the monthly market plans. Market plans are reviewed monthly, and valuations are reviewed and tested monthly to ensure proper pricing has been established and guidelines are being met. Risk Operations Compliance validates and provides periodic testing of the valuation process. The Asset Management team reviews changes in fair value measurements. Third-party broker price opinions are reviewed every 180 days, and the fair value is written down based on changes to the valuation. External factors are documented and monitored as appropriate.

Quantitative Information about Level 3 Fair Value Measurements

The range and weighted-average of the significant unobservable inputs used to fair value our material Level 3 recurring and nonrecurring assets at June 30, 2015, December 31, 2014, and June 30, 2014, along with the valuation techniques used, are shown in the following table:

June 30, 2015	Fair Value of		Significant	Range
dollars in millions	Level 3 Assets	Valuation Technique	Unobservable Input	(Weighted-Average)
Recurring
Other investments — principal investments — direct:	$70	Individual analysis of the condition of each investment
Debt instruments			EBITDA multiple	5.40 - 6.00 (5.50)
Equity instruments of private companies			EBITDA multiple (where applicable)	6.00 - 6.80 (6.70)
Equity instruments of public companies		Market approach	Discount	N/A (8.00)
Nonrecurring
Impaired loans	8	Fair value of underlying collateral	Discount	00.00 - 64.00% (35.00%)
Goodwill	1,057	Discounted cash flow and market data	Earnings multiple of peers	11.40 - 15.90 (12.92)
			Equity multiple of peers	1.20 - 1.22 (1.21)
			Control premium	10.00 - 30.00% (19.70%)
			Weighted-average cost of capital	13.00 - 14.00% (13.52%)

December 31, 2014 dollars in millions	Fair Value of		Significant	Range
	Level 3 Assets	Valuation Technique	Unobservable Input	(Weighted-Average)
Recurring
Other investments — principal investments — direct:	$102	Individual analysis of the condition of each investment
Debt instruments			EBITDA multiple	5.40 - 6.00 (5.50)
Equity instruments of private companies			EBITDA multiple (where applicable)	5.50 - 6.20 (5.80)
			Revenue multiple (where applicable)	4.30 - 4.30 (4.30)
Nonrecurring
Impaired loans	5	Fair value of underlying collateral	Discount	10.00 - 64.00% (62.00%)
Goodwill	1,057	Discounted cash flow and market data	Earnings multiple of peers	11.40 - 15.90 (12.92)
			Equity multiple of peers	1.20 - 1.22 (1.21)
			Control premium	10.00 - 30.00% (19.70%)
			Weighted-average cost of capital	13.00 - 14.00% (13.52%)

June 30, 2014 dollars in millions	Fair Value of		Significant	Range
	Level 3 Assets	Valuation Technique	Unobservable Input	(Weighted-Average)
Recurring
Other investments — principal investments — direct:	$146	Individual analysis of the condition of each investment
Debt instruments			EBITDA multiple	5.90 - 6.00 (6.00)
Equity instruments of private companies			EBITDA multiple (where applicable)	5.50 - 6.50 (5.90)
			Revenue multiple (where applicable)	0.50 - 4.10 (3.80)
Nonrecurring
Impaired loans	6	Fair value of underlying collateral	Discount	0.00 - 70.00% (29.00%)
Goodwill	979	Discounted cash flow and market data	Earnings multiple of peers	10.10 - 14.40 (11.59)
			Equity multiple of peers	1.17 - 1.29 (1.24)
			Control premium	N/A (35.00%)
			Weighted-average cost of capital	N/A (13.00%)

Fair Value Disclosures of Financial Instruments

The levels in the fair value hierarchy ascribed to our financial instruments and the related carrying amounts at June 30, 2015, December 31, 2014 and June 30, 2014, are shown in the following table.

	June 30, 2015
		Fair Value
in millions	Carrying Amount	Level 1	Level 2	Level 3	Netting Adjustment		Total
ASSETS
Cash and short-term investments (a)	$3,915	$3,915	—	—	—		$3,915
Trading account assets (b)	674	2	$672	—	—		674
Securities available for sale (b)	14,244	12	14,222	$10	—		14,244
Held-to-maturity securities (c)	5,022	—	4,992	—	—		4,992
Other investments (b)	703	—	342	361	—		703
Loans, net of allowance (d)	57,468	—	—	56,012	—		56,012
Loans held for sale (b)	835	—	—	835	—		835
Derivative assets (b)	536	121	1,230	19	$(834	)(f)	536
LIABILITIES
Deposits with no stated maturity (a)	$65,034	—	$65,034	—	—		$65,034
Time deposits (e)	5,635	$498	5,195	—	—		5,693
Short-term borrowings (a)	972	1	971	—	—		972
Long-term debt (e)	10,267	10,037	506	—	—		10,543
Derivative liabilities (b)	560	100	946	—	$(486	)(f)	560

	December 31, 2014
		Fair Value
in millions	Carrying Amount	Level 1	Level 2	Level 3	Netting Adjustment		Total
ASSETS
Cash and short-term investments (a)	$4,922	$4,922	—	—	—		$4,922
Trading account assets (b)	750	2	$748	—	—		750
Securities available for sale (b)	13,360	22	13,328	$10	—		13,360
Held-to-maturity securities (c)	5,015	—	4,974	—	—		4,974
Other investments (b)	760	2	344	414	—		760
Loans, net of allowance (d)	56,587	—	—	54,993	—		54,993
Loans held for sale (b)	734	—	—	734	—		734
Derivative assets (b)	609	91	1,536	16	$(1,034	)(f)	609
LIABILITIES
Deposits with no stated maturity (a)	$66,135	—	$66,135	—	—		$66,135
Time deposits (e)	5,863	$564	5,361	—	—		5,925
Short-term borrowings (a)	998	—	998	—	—		998
Long-term debt (e)	7,875	7,625	626	—	—		8,251
Derivative liabilities (b)	784	77	1,248	$1	$(542	)(f)	784

	June 30, 2014
		Fair Value
in millions	Carrying Amount	Level 1	Level 2	Level 3	Netting Adjustment		Total
ASSETS
Cash and short-term investments (a)	$3,780	$3,780	—	—	—		$3,780
Trading account assets (b)	890	5	$885	—	—		890
Securities available for sale (b)	12,224	22	12,202	—	—		12,224
Held-to-maturity securities (c)	5,233	—	5,154	—	—		5,154
Other investments (b)	899	—	338	$561	—		899
Loans, net of allowance (d)	54,786	—	—	53,702	—		53,702
Loans held for sale (b)	435	—	—	435	—		435
Derivative assets (b)	549	51	1,150	25	$(677	)(f)	549
LIABILITIES
Deposits with no stated maturity (a)	$60,868	—	$60,868	—	—		$60,868
Time deposits (e)	6,931	$682	6,322	—	—		7,004
Short-term borrowings (a)	1,734	1	1,733	—	—		1,734
Long-term debt (e)	8,213	7,687	962	—	—		8,649
Derivative liabilities (b)	451	52	841	$1	$(443	)(f)	451

Valuation Methods and Assumptions

(a)	Fair value equals or approximates carrying amount. The fair value of deposits with no stated maturity does not take into consideration the value ascribed to core deposit intangibles.
(b)	Information pertaining to our methodology for measuring the fair values of these assets and liabilities is included in the sections entitled “Qualitative Disclosures of Valuation Techniques” and “Assets Measured at Fair Value on a Nonrecurring Basis” in this note.
(c)	Fair values of held-to-maturity securities are determined by using models that are based on security-specific details, as well as relevant industry and economic factors. The most significant of these inputs are quoted market prices, interest rate spreads on relevant benchmark securities, and certain prepayment assumptions. We review the valuations derived from the models to ensure they are reasonable and consistent with the values placed on similar securities traded in the secondary markets.
(d)	The fair value of loans is based on the present value of the expected cash flows. The projected cash flows are based on the contractual terms of the loans, adjusted for prepayments and use of a discount rate based on the relative risk of the cash flows, taking into account the loan type, maturity of the loan, liquidity risk, servicing costs, and a required return on debt and capital. In addition, an incremental liquidity discount is applied to certain loans, using historical sales of loans during periods of similar economic conditions as a benchmark. The fair value of loans includes lease financing receivables at their aggregate carrying amount, which is equivalent to their fair value.
(e)	Fair values of time deposits and long-term debt are based on discounted cash flows utilizing relevant market inputs.
(f)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Total derivative assets and liabilities include these netting adjustments.

We use valuation methods based on exit market prices in accordance with applicable accounting guidance. We determine fair value based on assumptions pertaining to the factors that a market participant would consider in valuing the asset. A substantial portion of our fair value adjustments are related to liquidity. During 2014 and the first half of 2015, the fair values of our loan portfolios have generally remained stable, primarily due to increasing liquidity in the loan markets. If we were to use different assumptions, the fair values shown in the preceding table could change. Also, because the applicable accounting guidance for financial instruments excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements, the fair value amounts shown in the table above do not, by themselves, represent the underlying value of our company as a whole.

Education lending business. The discontinued education lending business consists of loans in portfolio (recorded at carrying value with appropriate valuation reserves) and loans in portfolio held for sale (recorded at fair value). Prior periods included assets and liabilities (recorded at fair value) in the securitization trusts and loans in portfolio (recorded at fair value) that were outside the trusts. All of these loans were excluded from the table above as follows:

•	Loans at carrying value, net of allowance, of $1.9 billion ($1.6 billion at fair value) at June 30, 2015, $2.1 billion ($1.8 billion at fair value) at December 31, 2014, and $2.2 billion ($1.9 billion at fair value) at June 30, 2014;

•	Portfolio loans held for sale at fair value of $179 million at June 30, 2015;

•	Portfolio loans at fair value of $191 million at December 31, 2014, and $209 million at June 30, 2014; and

•	Loans in the trusts at fair value of $1.7 billion at June 30, 2014.

Securities issued by the education lending securitization trusts, which are the primary liabilities of the trusts, totaling $1.7 billion in fair value at June 30, 2014, are also excluded from the above table.

These loans and securities are classified as Level 3 because we rely on unobservable inputs when determining fair value since observable market data is not available.

On September 30, 2014, we sold the residual interests in all of our outstanding education loan securitization trusts to a third party. With that transaction, in accordance with the applicable accounting guidance, we deconsolidated the securitization trusts and removed the trust assets and liabilities from our balance sheet at September 30, 2014. Additional information regarding the sale of the residual interests and deconsolidation of the securitization trusts is provided in Note 11.

Residential real estate mortgage loans. Residential real estate mortgage loans with carrying amounts of $2.3 billion at June 30, 2015, $2.2 billion at December 31, 2014, and $2.2 billion at June 30, 2014, are included in “Loans, net of allowance” in the previous table.

Short-term financial instruments. For financial instruments with a remaining average life to maturity of less than six months, carrying amounts were used as an approximation of fair values.

6. Securities

Securities available for sale. These are securities that we intend to hold for an indefinite period of time but that may be sold in response to changes in interest rates, prepayment risk, liquidity needs, or other factors. Securities available for sale are reported at fair value. Unrealized gains and losses (net of income taxes) deemed temporary are recorded in equity as a component of AOCI on the balance sheet. Unrealized losses on equity securities deemed to be “other-than-temporary,” and realized gains and losses resulting from sales of securities using the specific identification method, are included in “other income” on the income statement. Unrealized losses on debt securities deemed to be “other-than-temporary” are included in “other income” on the income statement or in AOCI on the balance sheet in accordance with the applicable accounting guidance related to the recognition of OTTI of debt securities.

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

Unrealized losses on equity securities deemed to be “other-than-temporary,” and realized gains and losses resulting from sales of securities using the specific identification method, are included in “other income” on the income statement. Unrealized losses on debt securities deemed to be “other-than-temporary” are included in “other income” on the income statement or in AOCI on the balance sheet in accordance with the applicable accounting guidance related to the recognition of OTTI of debt securities.

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

	June 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
in millions	Cost	Gains	Losses	Value
SECURITIES AVAILABLE FOR SALE
States and political subdivisions	$19	—	—	$19
Collateralized mortgage obligations	11,765	$101	$115	11,751
Other mortgage-backed securities	2,439	21	8	2,452
Other securities	20	2	—	22

Total securities available for sale	$14,243	$124	$123	$14,244

HELD-TO-MATURITY SECURITIES
Collateralized mortgage obligations	$4,463	$17	$43	$4,437
Other mortgage-backed securities	539	—	4	535
Other securities	20	—	—	20

Total held-to-maturity securities	$5,022	$17	$47	$4,992

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
in millions	Cost	Gains	Losses	Value
SECURITIES AVAILABLE FOR SALE
States and political subdivisions	$22	$1	—	$23
Collateralized mortgage obligations	11,310	96	$136	11,270
Other mortgage-backed securities	2,004	32	1	2,035
Other securities	29	3	—	32

Total securities available for sale	$13,365	$132	$137	$13,360

HELD-TO-MATURITY SECURITIES
Collateralized mortgage obligations	$4,755	$15	$57	$4,713
Other mortgage-backed securities	240	1	—	241
Other securities	20	—	—	20

Total held-to-maturity securities	$5,015	$16	$57	$4,974

	June 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
in millions	Cost	Gains	Losses	Value
SECURITIES AVAILABLE FOR SALE
States and political subdivisions	$30	$1	—	$31
Collateralized mortgage obligations	9,912	135	$181	9,866
Other mortgage-backed securities	2,273	33	1	2,305
Other securities	18	4	—	22

Total securities available for sale	$12,233	$173	$182	$12,224

HELD-TO-MATURITY SECURITIES
Collateralized mortgage obligations	$5,213	$12	$91	$5,134
Other securities	20	—	—	20

Total held-to-maturity securities	$5,233	$12	$91	$5,154

The following table summarizes our securities that were in an unrealized loss position as of June 30, 2015, December 31, 2014, and June 30, 2014.

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
in millions	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
June 30, 2015
Securities available for sale:
Collateralized mortgage obligations	$2,784	$46	$2,624	$69	$5,408	$115
Other mortgage-backed securities	1,060	8	—	—	1,060	8
Other securities (a)	—	—	3	—	3	—
Held-to-maturity:
Collateralized mortgage obligations	1,236	12	1,278	31	2,514	43
Other mortgage-backed securities	475	4	—	—	475	4
Other securities (b)	4	—	—	—	4	—

Total temporarily impaired securities	$5,559	$70	$3,905	$100	$9,464	$170

December 31, 2014
Securities available for sale:
Collateralized mortgage obligations	$3,019	$52	$2,932	$84	$5,951	$136
Other mortgage-backed securities	—	—	78	1	78	1
Other securities (a)	4	—	2	—	6	—
Held-to-maturity:
Collateralized mortgage obligations	1,005	11	1,994	46	2,999	57

Total temporarily impaired securities	$4,028	$63	$5,006	$131	$9,034	$194

June 30, 2014
Securities available for sale:
Collateralized mortgage obligations	$268	$1	$4,653	$180	$4,921	$181
Other mortgage-backed securities	—	—	85	1	85	1
Other securities (a)	1	—	2	—	3	—
Held-to-maturity:
Collateralized mortgage obligations	811	9	2,351	82	3,162	91

Total temporarily impaired securities	$1,080	$10	$7,091	$263	$8,171	$273

(a)	Gross unrealized losses totaled less than $1 million for other securities available for sale as of June 30, 2015, December 31, 2014 and June 30, 2014.
(b)	Gross unrealized losses totaled less than $1 million for other securities held-to-maturity as of June 30, 2015.

At June 30, 2015, we had $115 million of gross unrealized losses related to 65 fixed-rate CMOs that we invested in as part of our overall A/LM strategy. These securities had a weighted-average maturity of 4 years at June 30, 2015. We also had $8 million of gross unrealized losses related to 23 other mortgage-backed securities positions, which had a weighted-average maturity of 4.9 years at June 30, 2015. Because these securities have a fixed interest rate, their fair value is sensitive to movements in market interest rates. These unrealized losses are considered temporary since we expect to collect all contractually due amounts from these securities. Accordingly, these investments were reduced to their fair value through OCI, not earnings.

We regularly assess our securities portfolio for OTTI. The assessments are based on the nature of the securities, the underlying collateral, the financial condition of the issuer, the extent and duration of the loss, our intent related to the individual securities, and the likelihood that we will have to sell securities prior to expected recovery.

The debt securities identified as other-than-temporarily impaired are written down to their current fair value. For those debt securities that we intend to sell, or more-likely-than-not will be required to sell, prior to the expected recovery of the amortized cost, the entire impairment (i.e., the difference between amortized cost and the fair value) is recognized in earnings. For those debt securities that we do not intend to sell, or more-likely-than-not will not be required to sell, prior to expected recovery, the credit portion of OTTI is recognized in earnings, while the remaining OTTI is recognized in equity as a component of AOCI on the balance sheet. As shown in the following table, we did not have any impairment losses recognized in earnings for the three months ended June 30, 2015.

Three months ended June 30, 2015 in millions
Balance at March 31, 2015	$4
Impairment recognized in earnings	—

Balance at June 30, 2015	$4

Realized gains and losses related to securities available for sale were as follows:

Six months ended June 30, 2015 in millions
Realized gains	—
Realized losses	$1

Net securities gains (losses)	$(1)

At June 30, 2015, securities available for sale and held-to-maturity securities totaling $7 billion were pledged to secure securities sold under repurchase agreements, to secure public and trust deposits, to facilitate access to secured funding, and for other purposes required or permitted by law.

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

	Securities Available for Sale		Held-to-Maturity Securities
June 30, 2015 in millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$257	$260	$7	$7
Due after one through five years	12,710	12,716	4,476	4,450
Due after five through ten years	1,273	1,265	539	535
Due after ten years	3	3	—	—

Total	$14,243	$14,244	$5,022	$4,992

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

At June 30, 2015, after taking into account the effects of bilateral collateral and master netting agreements, we had $76 million of derivative assets and a positive $7 million of derivative liabilities that relate to contracts entered into for hedging purposes. Our hedging derivative liabilities are in an asset position largely because we have contracts with positive fair values as a result of master netting agreements. As of the same date, after taking into account the effects of bilateral collateral and master netting agreements and a reserve for potential future losses, we had derivative assets of $460 million and derivative liabilities of $567 million that were not designated as hedging instruments.

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

Derivatives Not Designated in Hedge Relationships

On occasion, we enter into interest rate swap contracts to manage economic risks but do not designate the instruments in hedge relationships. Excluding contracts addressing customer exposures, the amount of derivatives hedging risks on an economic basis at June 30, 2015, was not significant.

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

Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments

The following table summarizes the fair values of our derivative instruments on a gross and net basis as of June 30, 2015, December 31, 2014, and June 30, 2014. The change in the notional amounts of these derivatives by type from December 31, 2014, to June 30, 2015, indicates the volume of our derivative transaction activity during the first half of 2015. The notional amounts are not affected by bilateral collateral and master netting agreements. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Where master netting agreements are not in effect or are not enforceable under bankruptcy laws, we do not adjust those derivative assets and liabilities with counterparties. Securities collateral related to legally enforceable master netting agreements is not offset on the balance sheet. Our derivative instruments are included in “derivative assets” or “derivative liabilities” on the balance sheet, as indicated in the following table:

	June 30, 2015			December 31, 2014			June 30, 2014
		Fair Value			Fair Value			Fair Value
in millions	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate	$17,324	$267	$22	$15,095	$272	$26	$14,459	$307	$17
Foreign exchange	333	17	4	371	8	—	425	4	8

Total	17,657	284	26	15,466	280	26	14,884	311	25
Derivatives not designated as hedging instruments:
Interest rate	45,067	589	546	43,771	665	618	44,041	677	636
Foreign exchange	6,486	114	104	4,024	85	81	6,338	52	48
Commodity	1,537	379	365	1,544	608	594	1,854	182	177
Credit	505	4	5	512	5	7	653	4	8

Total	53,595	1,086	1,020	49,851	1,363	1,300	52,886	915	869
Netting adjustments (a)	—	(834)	(486)	—	(1,034)	(542)	—	(677)	(443)

Net derivatives in the balance sheet	71,252	536	560	65,317	609	784	67,770	549	451
Other collateral (b)	—	(96)	(216)	—	(155)	(241)	—	(65)	(380)

Net derivative amounts	$71,252	$440	$344	$65,317	$454	$543	$67,770	$484	$71

(a)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance.
(b)	Other collateral represents the amount that cannot be used to offset our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance. The other collateral consists of securities and is exchanged under bilateral collateral and master netting agreements that allow us to offset the net derivative position with the related collateral. The application of the other collateral cannot reduce the net derivative position below zero. Therefore, excess other collateral, if any, is not reflected above.

Fair value hedges. Instruments designated as fair value hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. The effective portion of a change in the fair value of an instrument designated as a fair value hedge is recorded in earnings at the same time as a change in fair value of the hedged item, resulting in no effect on net income. The ineffective portion of a change in the fair value of such a hedging instrument is recorded in “other income” on the income statement with no corresponding offset. During the six-month period ended June 30, 2015, we did not exclude any portion of these hedging instruments from the assessment of hedge effectiveness. While there is some immaterial ineffectiveness in our hedging relationships, all of our fair value hedges remained “highly effective” as of June 30, 2015.

The following table summarizes the pre-tax net gains (losses) on our fair value hedges for the six-month periods ended June 30, 2015, and June 30, 2014, and where they are recorded on the income statement.

	Six months ended June 30, 2015
in millions	Income Statement Location of Net Gains (Losses) on Derivative	Net Gains (Losses) on Derivative	Hedged Item	Income Statement Location of Net Gains (Losses) on Hedged Item	Net Gains (Losses) on Hedged Item
Interest rate	Other income	$(17)	Long-term debt	Other income	$17	(a)
Interest rate	Interest expense – Long-term debt	60

Total		$43			$17

	Six months ended June 30, 2014
in millions	Income Statement Location of Net Gains (Losses) on Derivative	Net Gains (Losses) on Derivative	Hedged Item	Income Statement Location of Net Gains (Losses) on Hedged Item	Net Gains (Losses) on Hedged Item
Interest rate	Other income	$13	Long-term debt	Other income	$(13	)(a)
Interest rate	Interest expense – Long-term debt	66

Total		$79			(13)

(a)	Net gains (losses) on hedged items represent the change in fair value caused by fluctuations in interest rates.

Cash flow hedges. Instruments designated as cash flow hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. Initially, the effective portion of a gain or loss on a cash flow hedge is recorded as a component of AOCI on the balance sheet. This amount is subsequently reclassified into income when the hedged transaction affects earnings (e.g., when we pay variable-rate interest on debt, receive variable-rate interest on commercial loans, or sell commercial real estate loans). The ineffective portion of cash flow hedging transactions is included in “other income” on the income statement. During the six-month period ended June 30, 2015, we did not exclude any portion of these hedging instruments from the assessment of hedge effectiveness. While there is some immaterial ineffectiveness in our hedging relationships, all of our cash flow hedges remained “highly effective” as of June 30, 2015.

Considering the interest rates, yield curves, and notional amounts as of June 30, 2015, we would expect to reclassify an estimated $37 million of after-tax net losses on derivative instruments from AOCI to income during the next 12 months for our cash flow hedges. In addition, we expect to reclassify approximately $1 million of net gains related to terminated cash flow hedges from AOCI to income during the next 12 months. As of June 30, 2015, the maximum length of time over which we hedge forecasted transactions is 13 years.

Net investment hedges. We enter into foreign currency forward contracts to hedge our exposure to changes in the carrying value of our investments as a result of changes in the related foreign exchange rates. Instruments designated as net investment hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. Initially, the effective portion of a gain or loss on a net investment hedge is recorded as a component of AOCI on the balance sheet when the terms of the derivative match the notional and currency risk being hedged. The effective portion is subsequently reclassified into income when the hedged transaction affects earnings (e.g., when we dispose of or liquidate a foreign subsidiary). At June 30, 2015, AOCI reflected unrecognized after-tax gains totaling $28 million related to cumulative changes in the fair value of our net investment hedges, which offset the unrecognized after-tax foreign currency losses on net investment balances. The ineffective portion of net investment hedging transactions is included in “other income” on the income statement, but there was no net investment hedge ineffectiveness as of June 30, 2015. We did not exclude any portion of our hedging instruments from the assessment of hedge effectiveness during the six-month period ended June 30, 2015.

The following table summarizes the pre-tax net gains (losses) on our cash flow and net investment hedges for the six-month periods ended June 30, 2015, and June 30, 2014, and where they are recorded on the income statement. The table includes the effective portion of net gains (losses) recognized in OCI during the period, the effective portion of net gains (losses) reclassified from OCI into income during the current period, and the portion of net gains (losses) recognized directly in income, representing the amount of hedge ineffectiveness.

	Six months ended June 30, 2015
in millions	Net Gains (Losses) Recognized in OCI (Effective Portion)	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Income Statement Location of Net Gains (Losses) Recognized in Income (Ineffective Portion)	Net Gains (Losses) Recognized in Income (Ineffective Portion)
Cash Flow Hedges
Interest rate	$48	Interest income – Loans	$45	Other income	—
Interest rate	1	Interest expense – Long-term debt	(2)	Other income	—
Interest rate	1	Investment banking and debt placement fees	—	Other income	—

Net Investment Hedges
Foreign exchange contracts	17	Other Income	—	Other income	—

Total	$67		$43		—

	Six months ended June 30, 2014
in millions	Net Gains (Losses) Recognized in OCI (Effective Portion)	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Income Statement Location of Net Gains (Losses) Recognized in Income (Ineffective Portion)	Net Gains (Losses) Recognized in Income (Ineffective Portion)
Cash Flow Hedges
Interest rate	$40	Interest income – Loans	$31	Other income	—
Interest rate	(4)	Interest expense – Long-term debt	(2)	Other income	—
Interest rate	—	Investment banking and debt placement fees	—	Other income	—

Net Investment Hedges
Foreign exchange contracts	(1)	Other Income	(1)	Other income	—

Total	$35		$28		—

The after-tax change in AOCI resulting from cash flow and net investment hedges is as follows:

in millions	December 31, 2014	2015 Hedging Activity	Reclassification of Gains to Net Income	June 30, 2015
AOCI resulting from cash flow and net investment hedges	$(8)	$42	$(27)	$7

Nonhedging instruments. Our derivatives that are not designated as hedging instruments are recorded at fair value in “derivative assets” and “derivative liabilities” on the balance sheet. Adjustments to the fair values of these instruments, as well as any premium paid or received, are included in “corporate services income” and “other income” on the income statement.

The following table summarizes the pre-tax net gains (losses) on our derivatives that are not designated as hedging instruments for the six-month periods ended June 30, 2015, and June 30, 2014, and where they are recorded on the income statement.

	Six months ended June 30, 2015			Six months ended June 30, 2014
in millions	Corporate Services Income	Other Income	Total	Corporate Services Income	Other Income	Total
NET GAINS (LOSSES)
Interest rate	$9	—	$9	$9	—	$9
Foreign exchange	18	—	18	17	—	17
Commodity	3	—	3	2	—	2
Credit	—	$(7)	(7)	—	$(8)	(8)

Total net gains (losses)	$30	$(7)	$23	$28	$(8)	$20

Counterparty Credit Risk

Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected positive replacement value of the contracts. We use several means to mitigate and manage exposure to credit risk on derivative contracts. We generally enter into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with a single counterparty in the event of default. Additionally, we monitor counterparty credit risk exposure on each contract to determine appropriate limits on our total credit exposure across all product types. We review our collateral positions on a daily basis and exchange collateral with our counterparties in accordance with standard ISDA documentation, central clearing rules, and other related agreements. We generally hold collateral in the form of cash and highly rated securities issued by the U.S. Treasury, government-sponsored enterprises, or GNMA. The cash collateral netted against derivative assets on the balance sheet totaled $364 million at June 30, 2015, $518 million at December 31, 2014, and $289 million at June 30, 2014. The cash collateral netted against derivative liabilities totaled $16 million at June 30, 2015, $26 million at December 31, 2014, and $55 million at June 30, 2014. The relevant agreements that allow us to access the central clearing organizations to clear derivative transactions are not considered to be qualified master netting agreements. Therefore, we cannot net derivative contracts or offset those contracts with related cash collateral with these counterparties. At June 30, 2015, we posted $114 million of cash collateral with clearing organizations and held $3 million of cash collateral from clearing organizations. At December 31, 2014, we posted $56 million of cash collateral with clearing organizations and did not hold any cash collateral from clearing organizations. At June 30, 2014, we posted $35 million of cash collateral with clearing organizations and did not hold any cash collateral from clearing organizations. This additional cash collateral is included in “accrued income and other assets” and “accrued expense and other liabilities” on the balance sheet.

The following table summarizes our largest exposure to an individual counterparty at the dates indicated.

in millions	June 30, 2015	December 31, 2014	June 30, 2014
Largest gross exposure (derivative asset) to an individual counterparty	$105	$133	$117
Collateral posted by this counterparty	44	100	47
Derivative liability with this counterparty	90	31	108
Collateral pledged to this counterparty	37	—	44
Net exposure after netting adjustments and collateral	8	2	6

The following table summarizes the fair value of our derivative assets by type at the dates indicated. These assets represent our gross exposure to potential loss after taking into account the effects of bilateral collateral and master netting agreements and other means used to mitigate risk.

in millions	June 30, 2015	December 31, 2014	June 30, 2014
Interest rate	$606	$607	$657
Foreign exchange	50	41	29
Commodity	243	478	152
Credit	1	1	—

Derivative assets before collateral	900	1,127	838
Less: Related collateral	364	518	289

Total derivative assets	$536	$609	$549

We enter into derivative transactions with two primary groups: broker-dealers and banks, and clients. Since these groups have different economic characteristics, we have different methods for managing counterparty credit exposure and credit risk.

We enter into transactions with broker-dealers and banks for various risk management purposes. These types of transactions generally are high dollar volume. We generally enter into bilateral collateral and master netting agreements with these counterparties. We began clearing certain types of derivative transactions with these counterparties in June 2013, whereby the central clearing organizations become our counterparties subsequent to novation of the original derivative contracts. In addition, we began entering into derivative contracts through swap execution facilities during the quarter ended March 31, 2014. The swap clearing and swap trade execution requirements were mandated by the Dodd-Frank Act for the purpose of reducing counterparty credit risk and increasing transparency in the derivative market. At June 30, 2015, we had gross exposure of $714 million to broker-dealers and banks. We had net exposure of $162 million after the application of master netting agreements and cash collateral, where such qualifying agreements exist. We had net exposure of $41 million after considering $121 million of additional collateral held in the form of securities.

We enter into transactions with clients to accommodate their business needs. These types of transactions generally are low dollar volume. We generally enter into master netting agreements with these counterparties. In addition, we mitigate our overall portfolio exposure and market risk by buying and selling U.S. Treasuries and Eurodollar futures, and entering into offsetting positions and other derivative contracts, sometimes with entities other than broker-dealers and banks. Due to the smaller size and magnitude of the individual contracts with clients, we generally do not exchange collateral in connection with these derivative transactions. To address the risk of default associated with the uncollateralized contracts, we have established a credit valuation adjustment (included in “derivative assets”) in the amount of $11 million at June 30, 2015, which we estimate to be the potential future losses on amounts due from client counterparties in the event of default. At December 31, 2014, the credit valuation adjustment was $9 million. At June 30, 2015, we had gross exposure of $413 million to client counterparties and other entities that are not broker-dealers or banks for derivatives that have associated master netting agreements. We had net exposure of $374 million on our derivatives with these counterparties after the application of master netting agreements, collateral, and the related reserve. In addition, the derivatives for one counterparty were guaranteed by a third party with a letter of credit totaling $25 million.

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

The following table summarizes the fair value of our credit derivatives purchased and sold by type as of June 30, 2015, December 31, 2014, and June 30, 2014. The fair value of credit derivatives presented below does not take into account the effects of bilateral collateral or master netting agreements.

	June 30, 2015			December 31, 2014			June 30, 2014
in millions	Purchased	Sold	Net	Purchased	Sold	Net	Purchased	Sold	Net
Single-name credit default swaps	$(2)	—	$(2)	$(3)	—	$(3)	$(3)	—	$(3)
Traded credit default swap indices	2	—	2	1	—	1	(1)	—	(1)
Other	—	$(1)	(1)	—	—	—	—	—	—

Total credit derivatives	—	$(1)	$(1)	$(2)	—	$(2)	$(4)	—	$(4)

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

The following table provides information on the types of credit derivatives sold by us and held on the balance sheet at June 30, 2015, December 31, 2014, and June 30, 2014. The notional amount represents the maximum amount that the seller could be required to pay. The payment/performance risk assessment is based on the default probabilities for the underlying reference entities’ debt obligations using a Moody’s credit ratings matrix known as Moody’s “Idealized” Cumulative Default Rates. The payment/performance risk shown in the table represents a weighted-average of the default probabilities for all reference entities in the respective portfolios. These default probabilities are directly correlated to the probability that we will have to make a payment under the credit derivative contracts.

	June 30, 2015			December 31, 2014			June 30, 2014
dollars in millions	Notional Amount	Average Term (Years)	Payment / Performance Risk	Notional Amount	Average Term (Years)	Payment / Performance Risk	Notional Amount	Average Term (Years)	Payment / Performance Risk
Single-name credit default swaps	$5	.22	.87%	$5	.72	.87%	$45	.34	4.76%
Other	6	2.51	8.36	6	2.89	9.58	9	3.06	5.82

Total credit derivatives sold	$11	—	—	$11	—	—	$54	—	—

Credit Risk Contingent Features

We have entered into certain derivative contracts that require us to post collateral to the counterparties when these contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to our long-term senior unsecured credit ratings with Moody’s and S&P. Collateral requirements also are based on minimum transfer amounts, which are specific to each Credit Support Annex (a component of the ISDA Master Agreement) that we have signed with the counterparties. In a limited number of instances, counterparties have the right to terminate their ISDA Master Agreements with us if our ratings fall below a certain level, usually investment-grade level (i.e., “Baa3” for Moody’s and “BBB-” for S&P). At June 30, 2015, KeyBank’s ratings were “A3” with Moody’s and “A-” with S&P, and KeyCorp’s ratings were “Baa1” with Moody’s and “BBB+” with S&P. As of June 30, 2015, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our ratings) held by KeyBank that were in a net liability position totaled $243 million, which includes $212 million in derivative assets and $455 million in derivative liabilities. We had $218 million in cash and securities collateral posted to cover those positions as of June 30, 2015. The aggregate fair value of all derivative contracts with credit risk contingent features held by KeyCorp as of June 30, 2015, that were in a net liability position totaled $6 million, which consists solely of derivative liabilities. We had $6 million in collateral posted to cover those positions as of June 30, 2015.

The following table summarizes the additional cash and securities collateral that KeyBank would have been required to deliver under the ISDA Master Agreements had the credit risk contingent features been triggered for the derivative contracts in a net liability position as of June 30, 2015, December 31, 2014, and June 30, 2014. The additional collateral amounts were calculated based on scenarios under which KeyBank’s ratings are downgraded one, two, or three ratings as of June 30, 2015, December 31, 2014, and June 30, 2014, and take into account all collateral already posted. A similar calculation was performed for KeyCorp, and no additional collateral would have been required as of June 30, 2015, while additional collateral of less than $1 million and $3 million would have been required as of December 31, 2014, and June 30, 2014, respectively. For more information about the credit ratings for KeyBank and KeyCorp, see the discussion under the heading “Factors affecting liquidity” in the section entitled “Liquidity risk management” in Item 2 of this report.

	June 30, 2015		December 31, 2014		June 30, 2014
in millions	Moody’s	S&P	Moody’s	S&P	Moody’s	S&P
KeyBank’s long-term senior unsecured credit ratings	A3	A-	A3	A-	A3	A-
One rating downgrade	$4	$4	$1	$1	$1	$1
Two rating downgrades	4	4	1	1	1	1
Three rating downgrades	6	6	3	3	1	1

KeyBank’s long-term senior unsecured credit rating is currently four ratings above noninvestment grade at Moody’s and S&P. If KeyBank’s ratings had been downgraded below investment grade as of June 30, 2015, payments of up to $7 million would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted. If KeyCorp’s ratings had been downgraded below investment grade as of June 30, 2015, payments of less than $1 million would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted.

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

	Six months ended June 30,
in millions	2015	2014
Balance at beginning of period	$323	$332
Servicing retained from loan sales	28	13
Purchases	25	28
Amortization	(47)	(50)

Balance at end of period	$329	$323

Fair value at end of period	$423	$402

The fair value of mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The range and weighted-average of the significant unobservable inputs used to fair value our mortgage servicing assets at June 30, 2015, and June 30, 2014, along with the valuation techniques, are shown in the following table:

June 30, 2015 dollars in millions	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
Mortgage servicing assets	Discounted cash flow	Prepayment speed	1.70 - 14.90% (4.70%)
		Expected defaults	1.00 - 3.00% (1.80%)
		Residual cash flows discount rate	7.00 - 15.00% (7.80%)
		Escrow earn rate	0.70 - 3.30% (2.00%)
		Servicing cost	$150 - $2,750 ($1,088)
		Loan assumption rate	0.20 - 3.00% (1.41%)
		Percentage late	0.00 - 2.00% (0.32%)

June 30, 2014 dollars in millions	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
Mortgage servicing assets	Discounted cash flow	Prepayment speed	2.00 - 11.60% (5.70%)
		Expected defaults	1.00 - 3.00% (2.00%)
		Residual cash flows discount rate	7.00 - 14.10% (7.80%)
		Escrow earn rate	0.50 - 2.90% (1.60%)
		Servicing cost	$150 - $5,000 ($990)
		Loan assumption rate	0.00 - 3.00% (1.59%)
		Percentage late	0.00 - 2.00% (0.33%)

If these economic assumptions change or prove incorrect, the fair value of mortgage servicing assets may also change. Expected credit losses, escrow earn rates, and discount rates are critical to the valuation of servicing assets. Estimates of these assumptions are based on how a market participant would view the respective rates and reflect historical data associated with the loans, industry trends, and other considerations. Actual rates may differ from those estimated due to changes in a variety of economic factors. A decrease in the value assigned to the escrow earn rates would cause a decrease in the fair value of our mortgage servicing assets. An increase in the assumed default rates of commercial mortgage loans or an increase in the assigned discount rates would cause a decrease in the fair value of our mortgage servicing assets.

Contractual fee income from servicing commercial mortgage loans totaled $22 million for the six-month period ended June 30, 2015, and $26 million for the six-month period ended June 30, 2014. We have elected to account for servicing assets using the amortization method. The amortization of servicing assets is determined in proportion to, and over the period of, the estimated net servicing income. The amortization of servicing assets for each period, as shown in the table at the beginning of this note, is recorded as a reduction to fee income. Both the contractual fee income and the amortization are recorded in “mortgage servicing fees” on the income statement.

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

	Consolidated VIEs		Unconsolidated VIEs
	Total	Total	Total	Total	Maximum
in millions	Assets	Liabilities	Assets	Liabilities	Exposure to Loss
June 30, 2015
LIHTC funds	$1	$1	$55	—	—
LIHTC investments	N/A	N/A	1,305	$4	$520
December 31, 2014
LIHTC funds	$1	$1	$55	—	—
LIHTC investments	N/A	N/A	1,234	$4	$521
June 30, 2014
LIHTC funds	$1	$2	$97	—	—
Education loan securitization trusts	1,730	1,677	N/A	N/A	N/A
LIHTC investments	N/A	N/A	1,549	$5	$508

Our involvement with VIEs is described below.

Consolidated VIEs

LIHTC guaranteed funds. KAHC formed limited partnership funds that invested in LIHTC operating partnerships. Interests in these funds were offered in syndication to qualified investors who paid a fee to KAHC for a guaranteed return. We also earned syndication fees from the guaranteed funds and continue to earn asset management fees. The guaranteed funds’ assets, primarily investments in LIHTC operating partnerships, totaled $1 million at June 30, 2015, December 31, 2014, and June 30, 2014. These investments are recorded in “accrued income and other assets” on the balance sheet and serve as collateral for the guaranteed funds’ limited obligations.

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

In accordance with the applicable accounting guidance for distinguishing liabilities from equity, third-party interests associated with our LIHTC guaranteed funds are considered mandatorily redeemable instruments and are recorded in “accrued expense and other liabilities” on the balance sheet. However, the FASB has indefinitely deferred the measurement and recognition provisions of this accounting guidance for mandatorily redeemable third-party interests associated with finite-lived subsidiaries, such as our LIHTC guaranteed funds. We adjust our financial statements each period for the third-party investors’ share of the guaranteed funds’ profits and losses. At June 30, 2015, we estimated the settlement value of these third-party interests to be between zero and $4 million, while the recorded value, including reserves, totaled $4 million. The partnership agreement for each of our guaranteed funds requires the fund to be dissolved by a certain date.

Unconsolidated VIEs

LIHTC nonguaranteed funds. Although we hold interests in certain nonguaranteed funds that we formed and funded, we have determined that we are not the primary beneficiary because we do not absorb the majority of the funds’ expected losses and do not have the power to direct activities that most significantly influence the economic performance of these entities. Assets of these unconsolidated nonguaranteed funds totaled $55 million at June 30, 2015, and December 31, 2014, and $97 million at June 30, 2014. Our maximum exposure to loss in connection with these funds is minimal, and we do not have any liability recorded related to the funds. We have not formed nonguaranteed funds since October 2003.

LIHTC investments. Through Key Community Bank, we have made investments directly in LIHTC operating partnerships formed by third parties. As a limited partner in these operating partnerships, we are allocated tax credits and deductions associated with the underlying properties. We have determined that we are not the primary beneficiary of these investments because the general partners have the power to direct the activities that most significantly influence the economic performance of their respective partnerships and have the obligation to absorb expected losses and the right to receive benefits. Assets of these unconsolidated LIHTC operating partnerships totaled approximately $835 million at June 30, 2015, $764 million at December 31, 2014, and $780 million at June 30, 2014. At June 30, 2015, our maximum exposure to loss in connection with these partnerships is the unamortized investment balance of $404 million plus $112 million of tax credits claimed but subject to recapture and $4 million of tax credits with a return guarantee agreement with LIHTC investors. We do not have any liability recorded related to these investments because we believe the likelihood of any loss is remote. We have not obtained any significant direct investments (either individually or in the aggregate) in LIHTC operating partnerships since September 2003.

We have additional investments in unconsolidated LIHTC operating partnerships that are held by the consolidated LIHTC guaranteed funds. Total assets of these operating partnerships were approximately $470 million at June 30, 2015, and December 31, 2014, and $769 million at June 30, 2014. The tax credits and deductions associated with these properties are allocated to the funds’ investors based on their ownership percentages. We have determined that we are not the primary beneficiary of these partnerships because the general partners have the power to direct the activities that most significantly impact their economic performance, and the obligation to absorb expected losses and right to receive residual returns. Information regarding our exposure to loss in connection with these guaranteed funds is included in Note 15 under the heading “Return guarantee agreement with LIHTC investors.”

We amortize these investments over the period that we expect to receive the tax benefits. During the first six months of 2015, we recognized $59 million of amortization and $66 million of tax credits associated with these investments within income taxes on our income statement. During the first six months of 2014, we recognized $51 million of amortization and $60 million of tax credits associated with these investments within income taxes on our income statement. We had $1.1 billion and $988 million of investments in LIHTC at June 30, 2015, and June 30, 2014, respectively. These investments are recorded in “accrued income and other assets” on our balance sheet.

Commercial and residential real estate investments and principal investments. Our Principal Investing unit and the Real Estate Capital line of business make equity and mezzanine investments, some of which are in VIEs. These investments are held by nonregistered investment companies subject to the provisions of the AICPA Audit and Accounting Guide, “Audits of Investment Companies.” We currently are not applying the accounting or disclosure provisions in the applicable accounting guidance for consolidations to these investments, which remain unconsolidated. The FASB had previously deferred the effective date of this guidance for such nonregistered investment companies. New accounting guidance was issued in February 2015 that removes this deferral. The effective date for this guidance is January 1, 2016, for us. Additional information regarding this new accounting guidance is provided in Note 1 (“Basis of Presentation”).

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

The effective tax rate, which is the provision for income taxes as a percentage of income from continuing operations before income taxes, was 26.3% for the second quarter of 2015 and 23.1% for the second quarter of 2014. The effective tax rates are below our combined federal and state statutory tax rate of 37.2% primarily due to income from investments in tax-advantaged assets such as corporate-owned life insurance and credits associated with investments in low-income housing projects.

Deferred Tax Asset

At June 30, 2015, from continuing operations, we had a net federal deferred tax asset of $195 million and a net state deferred tax asset of $24 million, compared to a net federal deferred tax asset of $174 million and a net state deferred tax asset of $20 million at December 31, 2014, and a net federal deferred tax asset of $135 million and a net state deferred tax asset of $6 million at June 30, 2014, included in “accrued income and other assets” on the balance sheet. To determine the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded, we conduct a quarterly assessment of all available evidence. This evidence includes, but is not limited to, taxable income in prior periods, projected future taxable income, and projected future reversals of deferred tax items. These assessments involve a degree of subjectivity and may undergo change. Based on these criteria, we had a valuation allowance of less than $1 million at June 30, 2015, and at December 31, 2014, and $1 million at June 30, 2014, associated with certain state net operating loss carryforwards and state credit carryforwards.

Unrecognized Tax Benefits

As permitted under the applicable accounting guidance for income taxes, it is our policy to recognize interest and penalties related to unrecognized tax benefits in income tax expense.

Deferred tax assets were reduced in the financial statements for unrecognized tax benefits by less than $1 million at June 30, 2015, and by $1 million at December 31, 2014, and June 30, 2014.

11. Acquisitions and Discontinued Operations

Acquisitions

Pacific Crest Securities. On September 3, 2014, we acquired Pacific Crest Securities, a leading technology-focused investment bank and capital markets firm based in Portland, Oregon. This acquisition, which was accounted for as a business combination, expanded our corporate and investment banking business unit and added technology to our other industry verticals. During the fourth quarter of 2014, we recorded identifiable intangible assets of $13 million and goodwill of $78 million in Key Corporate Bank for this acquisition. The identifiable intangible assets and the goodwill related to this acquisition are non-deductible for tax purposes. Additional information regarding the identifiable intangible assets and the goodwill related to this acquisition is provided in Note 10 (“Goodwill and Other Intangible Assets”) beginning on page 173 of our 2014 Form 10-K.

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

On September 30, 2014, we sold the residual interests in all of our outstanding education lending securitization trusts to a third party for $57 million. In selling the residual interests, we no longer have the obligation to absorb losses or the right to receive benefits related to the securitization trusts. Therefore, in accordance with the applicable accounting guidance, we deconsolidated the securitization trusts and removed trust assets of $1.7 billion and trust liabilities of $1.6 billion from our balance sheet at September 30, 2014. As part of the sale and deconsolidation, we recognized an after-tax loss of $25 million, which was recorded in “income (loss) from discontinued operations, net of tax” on our income statement. We continue to service the securitized loans in eight of the securitization trusts and receive servicing fees, whereby we are adequately compensated, as well as remain a counterparty to derivative contracts with three of the securitization trusts. We retained interests in the securitization trusts through our ownership of an insignificant percentage of certificates in two of the securitization trusts and two interest-only strips in one of the securitization trusts. These retained interests were remeasured at fair value on September 30, 2014, and their fair value of $1 million was recorded in “discontinued assets” on our balance sheet. These assets were valued using a similar approach and inputs that have been used to value the education loan securitization trust loans and securities, which are further discussed later in this note.

“Income (loss) from discontinued operations, net of taxes” on the income statement includes (i) the changes in fair value of the assets and liabilities of the education loan securitization trusts and the loans at fair value in portfolio (discussed later in this note), and (ii) the interest income and expense from the loans and the securities of the trusts and the loans in portfolio at both amortized cost and fair value. These amounts are shown separately in the following table. Gains and losses attributable to changes in fair value are recorded as a component of “noninterest income” or “noninterest expense.” Interest income and interest expense related to the loans and securities are included as components of “net interest income.”

The components of “income (loss) from discontinued operations, net of taxes” for the education lending business are as follows:

	Three months ended June 30,		Six months ended June 30,
in millions	2015	2014	2015	2014
Net interest income	$10	$23	$20	$46
Provision for credit losses	—	6	2	10

Net interest income after provision for credit losses	10	17	18	36
Noninterest income	(1)	(56)	3	(70)
Noninterest expense	4	6	8	12

Income (loss) before income taxes	5	(45)	13	(46)
Income taxes	2	(17)	5	(17)

Income (loss) from discontinued operations, net of taxes (a)	$3	$(28)	$8	$(29)

(a)	Includes after-tax charges of $5 million and $8 million for the three-month periods ended June 30, 2015, and June 30, 2014, respectively, and $11 million and $17 million for the six-month periods ended June 30, 2015, and June 30, 2014, respectively, determined by applying a matched funds transfer pricing methodology to the liabilities assumed necessary to support the discontinued operations.

The discontinued assets and liabilities of our education lending business included on the balance sheet are as follows:

	June 30,	December 31,	June 30,
in millions	2015	2014	2014
Held-to-maturity securities	$1	$1	—
Trust loans at fair value	—	—	$1,711
Portfolio loans at fair value	—	191	209
Loans, net of unearned income (a)	1,962	2,104	2,242
Less: Allowance for loan and lease losses	22	29	32

Net loans	1,940	2,266	4,130
Portfolio loans held for sale at fair value	179	—	—
Trust accrued income and other assets at fair value	—	—	19
Accrued income and other assets	34	38	41

Total assets	$2,154	$2,305	$4,190

Trust accrued expense and other liabilities at fair value	—	—	$17
Trust securities at fair value	—	—	1,660

Total liabilities	—	—	$1,677

(a)	At June 30, 2015, December 31, 2014, and June 30, 2014, unearned income was less than $1 million.

The discontinued education lending business consisted of loans in portfolio (recorded at fair value) and loans in portfolio (recorded at carrying value with appropriate valuation reserves). As of June 30, 2015, we decided to sell the portfolio loans that are recorded at fair value, and these loans were reclassified to portfolio loans held for sale at fair value within discontinued operations. The assets and liabilities in the securitization trusts (recorded at fair value) were removed with the deconsolidation of the securitization trusts on September 30, 2014.

At June 30, 2015, education loans include 1,767 TDRs with a recorded investment of approximately $19 million (pre-modification and post-modification). A specifically allocated allowance of $1 million was assigned to these loans as of June 30, 2015. There have been no significant payment defaults. There are no significant commitments outstanding to lend additional funds to these borrowers. Additional information regarding TDR classification and ALLL methodology is provided in Note 4 (“Asset Quality”).

In the past, as part of our education lending business model, we originated and securitized education loans. The process of securitization involved taking a pool of loans from our balance sheet and selling them to a bankruptcy-remote qualifying special purpose entity, or trust. This trust then issued securities to investors in the capital markets to raise funds to pay for the loans. The cash flows generated from the loans pays holders of the securities issued. As the transferor, we retained a portion of the risk in the form of a residual interest and also retained the right to service the securitized loans and receive servicing fees.

The trust assets can be used only to settle the obligations or securities the trusts issue; the assets cannot be sold and the liabilities cannot be transferred. The loans in the trusts consist of both private and government-guaranteed loans. The security holders or beneficial interest holders do not have recourse to Key. We no longer had economic interest or risk of loss associated with these education loan securitization trusts as of September 30, 2014, and therefore, the securitization trusts were deconsolidated. During the second quarter of 2014, additional market information became available. Based on this information and our related internal analysis, we adjusted certain assumptions related to valuing the loans in the securitization trusts. As a result, we recognized a net after-tax loss of $22 million during the second quarter of 2014 related to the fair value of the loans and securities in the securitization trusts. These losses resulted in a reduction in the value of our economic interest in these trusts. We record all income and expense (including fair value adjustments) through “income (loss) from discontinued operations, net of tax” on our income statement.

On June 27, 2014, we purchased the private loans from one of the education loan securitization trusts through the execution of a clean-up call option. The trust used the cash proceeds from the sale of these loans to retire the outstanding securities related to these private loans, and there are no future commitments or obligations to the holders of the securities. The trust no longer has any loans or securities and will remain in existence for approximately one year from the time the clean-up call was exercised. The portfolio loans were valued using an internal discounted cash flow method, which was affected by assumptions for defaults, expected credit losses, discount rates, and prepayments. The portfolio loans are considered to be Level 3 assets since we rely on unobservable inputs when determining fair value.

At June 30, 2015, there were $179 million of loans held for sale that were previously purchased from three of the outstanding securitizations trusts pursuant to the legal terms of these particular trusts. These loans were transferred to held for sale in June 2015 and continue to be accounted for at fair value. As of June 30, 2015, the portfolio loans held for sale were valued based on indicative bids to sell the loans. These portfolio loans were previously valued using an internal discounted cash flow model, which was affected by assumptions for defaults, loss severity, discount rates, and prepayments. These loans are considered Level 3 assets since we rely on unobservable inputs when determining fair value. Our valuation process for these loans as well as the trust loans and securities is discussed in more detail below. Portfolio loans held for sale accounted for at fair value had a value of $179 million at June 30, 2015. Portfolio loans accounted for at fair value had a value of $191 million at December 31, 2014, and $209 million at June 30, 2014.

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

Corporate Treasury, within our Finance area, is responsible for the quarterly valuation process that previously determined the fair value of our student loans held in portfolio that were accounted for at fair value and for our loans and securities in our education loan securitization trusts. Corporate Treasury provided these fair values to a Working Group Committee (the “Working Group”) comprising representatives from the line of business, Credit and Market Risk Management, Accounting, Business Finance (part of our Finance area), and Corporate Treasury. The Working Group is a subcommittee of the Fair Value Committee that is discussed in more detail in Note 5 (“Fair Value Measurements”). The Working Group reviewed all significant inputs and assumptions and approved the resulting fair values.

The Working Group reviewed actual performance trends of the loans on a quarterly basis and used statistical analysis and qualitative measures to determine assumptions for future performance. Predictive models that incorporate delinquency and charge-off trends along with economic outlooks assisted the Working Group to forecast future defaults. The Working Group used this information to formulate the credit outlook related to the loans. Higher projected defaults, fewer expected recoveries, elevated prepayment speeds, and higher discount rates would be expected to result in a lower fair value of the portfolio loans at fair value. Default expectations and discount rate changes had the most significant impact on the fair values of the loans. Increased cash flow uncertainty, whether through higher defaults and prepayments or fewer recoveries, can result in higher discount rates for use in the fair value process for these loans. This process was previously used in the valuation of the education loan securitization trust loans.

The valuation process for the portfolio loans that were accounted for at fair value was based on a discounted cash flow analysis using a model purchased from a third party and maintained by Corporate Treasury. The valuation process began with loan-level data that was aggregated into pools based on underlying loan structural characteristics (i.e., current unpaid principal balance, contractual term, interest rate). Cash flows for these loan pools were developed using a financial model that reflected certain assumptions for defaults, recoveries, status changes, and prepayments. A net earnings stream, taking into account cost of funding, was calculated and discounted back to the measurement date using an appropriate discount rate. This resulting amount was used to determine the present value of the loans, which represented their fair value to a market participant.

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

A quarterly variance analysis reconciled valuation changes in the model used to calculate the fair value of the trust loans and securities and the portfolio loans at fair value. This quarterly analysis considered loan and securities run-off, yields, future default and recovery changes, and the timing of cash releases to us from the trusts. We also performed back-testing to compare expected defaults to actual experience; the impact of future defaults could significantly affect the fair value of these loans and securities over time. In addition, our internal model validation group periodically performed a review to ensure the accuracy and validity of the model for determining the fair value of these loans and securities.

The following table shows the significant unobservable inputs used to measure the fair value of the portfolio loans held for sale, portfolio loans, and education loan securitization trust loans and securities accounted for at fair value at June 30, 2015, December 31, 2014, and June 30, 2014:

June 30, 2015	Fair Value of Level 3	Valuation	Significant
dollars in millions	Assets and Liabilities	Technique	Unobservable Input	Range
Portfolio loans held for sale accounted for at fair value	$179	Market approach	Indicative bids	88.24 - 105.55%

December 31, 2014	Fair Value of Level 3	Valuation	Significant	Range
dollars in millions	Assets and Liabilities	Technique	Unobservable Input	(Weighted-Average)
Portfolio loans accounted for at fair value	$191	Discounted cash flow	Prepayment speed	5.40 - 5.60% (5.50%)
			Loss severity	2.00 - 77.00% (25.66%)
			Discount rate	3.90 - 4.00% (3.92%)
			Default rate	.86 - 1.70% (1.12%)

June 30, 2014	Fair Value of Level 3	Valuation	Significant	Range
dollars in millions	Assets and Liabilities	Technique	Unobservable Input	(Weighted-Average)
Trust loans and portfolio loans accounted for at fair value	$1,920	Discounted cash flow	Prepayment speed	4.00 - 13.50% (6.97%)
			Loss severity	2.00 - 82.00% (52.01%)
			Discount rate	2.10 - 10.50% (3.52%)
			Default rate	8.50 - 26.00% (20.59%)

Trust securities	1,660	Discounted cash flow	Discount rate	1.20 - 3.00% (2.16%)

The following table shows the principal and fair value amounts for our portfolio loans held for sale at fair value, portfolio loans at carrying value, trust loans at fair value, and portfolio loans at fair value at June 30, 2015, December 31, 2014, and June 30, 2014. Our policies for determining past due loans, placing loans on nonaccrual, applying payments on nonaccrual loans, and resuming accrual of interest are disclosed in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Nonperforming Loans” beginning on page 116 of our 2014 Form 10-K.

	June 30, 2015		December 31, 2014		June 30, 2014
in millions	Principal	Fair Value	Principal	Fair Value	Principal	Fair Value
Portfolio loans held for sale at fair value
Accruing loans past due 90 days or more	$5	$5	—	—	—	—
Portfolio loans at carrying value
Accruing loans past due 90 days or more	$26	N/A	$29	N/A	$29	N/A
Loans placed on nonaccrual status	6	N/A	11	N/A	9	N/A
Trust loans at fair value
Accruing loans past due 90 days or more	—	—	—	—	$23	$23
Loans placed on nonaccrual status	—	—	—	—	7	7
Portfolio loans at fair value
Accruing loans past due 90 days or more	—	—	$5	$5	$6	$6
Loans placed on nonaccrual status	—	—	—	—	1	1

The following table shows the portfolio loans held for sale at fair value, portfolio loans at fair value, and the consolidated trusts’ assets and liabilities at fair value and their related contractual values at June 30, 2015, December 31, 2014, and June 30, 2014.

	June 30, 2015		December 31, 2014		June 30, 2014
	Contractual	Fair	Contractual	Fair	Contractual	Fair
in millions	Amount	Value	Amount	Value	Amount	Value
ASSETS
Portfolio loans held for sale	$179	$179	—	—	—	—
Portfolio loans	—	—	$192	$191	$207	$209
Trust loans	—	—	—	—	1,740	1,711
Trust other assets	—	—	—	—	19	19
LIABILITIES
Trust securities	—	—	—	—	$1,752	$1,660
Trust other liabilities	—	—	—	—	17	17

The following tables present the assets and liabilities of the portfolio loans held for sale, portfolio loans, and consolidated education loan securitization trusts measured at fair value as well as the portfolio loans that are measured at fair value on a recurring basis at June 30, 2015, December 31, 2014, and June 30, 2014.

June 30, 2015 in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Portfolio loans held for sale	—	—	$179	$179

Total assets on a recurring basis at fair value	—	—	$179	$179

December 31, 2014 in millions
	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Portfolio loans	—	—	$191	$191

Total assets on a recurring basis at fair value	—	—	$191	$191

June 30, 2014 in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Portfolio loans	—	—	$209	$209
Trust loans	—	—	1,711	1,711
Trust other assets	—	—	19	19

Total assets on a recurring basis at fair value	—	—	$1,939	$1,939

LIABILITIES MEASURED ON A RECURRING BASIS
Trust securities	—	—	$1,660	$1,660
Trust other liabilities	—	—	17	17

Total liabilities on a recurring basis at fair value	—	—	$1,677	$1,677

The following table shows the change in the fair values of the Level 3 portfolio loans held for sale, portfolio loans, and consolidated education loan securitization trusts and portfolio loans for the three- and six-month periods ended June 30, 2015, and June 30, 2014.

	Portfolio
	Student	Portfolio	Trust	Trust		Trust
	Loans Held	Student	Student	Other	Trust	Other
in millions	For Sale	Loans	Loans	Assets	Securities	Liabilities
Balance at December 31, 2014	—	$191	—	—	—	—
Gains (losses) recognized in earnings (a)	—	1	—	—	—	—
Settlements	—	(13)	—	—	—	—
Loans transferred to held for sale	$179	(179)	—	—	—	—

Balance at June 30, 2015 (b)	$179	—	—	—	—	—

Balance at March 31, 2015	—	$187	—	—	—	—
Gains (losses) recognized in earnings (a)	—	(2)	—	—	—	—
Settlements	—	(6)	—	—	—	—
Loans transferred to held for sale	$179	(179)	—	—	—	—

Balance at June 30, 2015 (b)	$179	—	—	—	—	—

Balance at December 31, 2013	—	$147	$1,960	$20	$1,834	$20
Gains (losses) recognized in earnings (a)	—	(4)	(34)	—	33	—
Purchases	—	74	—	—	—	—
Sales	—	—	(74)	—	—	—
Settlements	—	(8)	(141)	(1)	(207)	(3)

Balance at June 30, 2014 (b)	—	$209	$1,711	$19	$1,660	$17

Balance at March 31, 2014	—	$143	$1,893	$19	$1,796	$20
Gains (losses) recognized in earnings (a)	—	(4)	(36)	—	17	—
Purchases	—	74	—	—	—	—
Sales	—	—	(74)	—	—	—
Settlements	—	(4)	(72)	—	(153)	(3)

Balance at June 30, 2014 (b)	—	$209	$1,711	$19	$1,660	$17

(a)	Gains (losses) were driven primarily by fair value adjustments.
(b)	There were no issuances, transfers into Level 3, or transfers out of Level 3 for the three- and six-month periods ended June 30, 2015, and June 30, 2014.

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

The results of this discontinued business are included in “income (loss) from discontinued operations, net of taxes” on the income statement. The components of “income (loss) from discontinued operations, net of taxes” for Victory, which includes the additional gain recorded as of March 31, 2014, on the sale of this business, are as follows:

	Three months ended June 30,		Six months ended June 30,
in millions	2015	2014	2015	2014
Net interest income	—	$1	—	$2
Noninterest income	—	—	—	10
Noninterest expense	—	—	—	—

Income (loss) before income taxes	—	1	—	12
Income taxes	—	1	—	5

Income (loss) from discontinued operations, net of taxes	—	—	—	$7

The discontinued assets and liabilities of Victory included on the balance sheet are as follows:

	June 30,	December 31,	June 30,
in millions	2015	2014	2014
Seller note (a)	—	—	$28

Total assets	—	—	$28

Accrued expense and other liabilities	—	—	—

Total liabilities	—	—	—

(a)	At June 30, 2014, the only remaining asset of Victory was the Seller note. The Seller note was paid off during the fourth quarter of 2014.

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

The results of this discontinued business are included in “income (loss) from discontinued operations, net of taxes” on the income statement. The components of “income (loss) from discontinued operations, net of taxes” for Austin are as follows:

	Three months ended June 30,		Six months ended June 30,
in millions	2015	2014	2015	2014
Noninterest expense	—	—	—	$4

Income (loss) before income taxes	—	—	—	(4)
Income taxes	—	—	—	(2)

Income (loss) from discontinued operations, net of taxes	—	—	—	$(2)

The discontinued assets and liabilities of Austin included on the balance sheet are as follows:

	June 30,	December 31,	June 30,
in millions	2015	2014	2014
Cash and due from banks	$15	$19	$19

Total assets	$15	$19	$19

Accrued expense and other liabilities	—	$3	$3

Total liabilities	—	$3	$3

Combined discontinued operations. The combined results of the discontinued operations are as follows:

	Three months ended June 30,		Six months ended June 30,
in millions	2015	2014	2015	2014
Net interest income	$10	$24	$20	$48
Provision for credit losses	—	6	2	10

Net interest income after provision for credit losses	10	18	18	38
Noninterest income	(1)	(56)	3	(60)
Noninterest expense	4	6	8	16

Income (loss) before income taxes	5	(44)	13	(38)
Income taxes	2	(16)	5	(14)

Income (loss) from discontinued operations, net of taxes (a)	$3	$(28)	$8	$(24)

(a)	Includes after-tax charges of $5 million and $8 million for the three-month periods ended June 30, 2015, and June 30, 2014, respectively, and $11 million and $17 million for the six-month periods ended June 30, 2015, and June 30, 2014, respectively, determined by applying a matched funds transfer pricing methodology to the liabilities assumed necessary to support the discontinued operations.

The combined assets and liabilities of the discontinued operations are as follows:

	June 30,	December 31,	June 30,
in millions	2015	2014	2014
Cash and due from banks	$15	$19	$19
Held-to-maturity securities	1	1	—
Seller note	—	—	28
Trust loans at fair value	—	—	1,711
Portfolio loans at fair value	—	191	209
Loans, net of unearned income (a)	1,962	2,104	2,242
Less: Allowance for loan and lease losses	22	29	32

Net loans	1,940	2,266	4,130
Portfolio loans held for sale at fair value	179	—	—
Trust accrued income and other assets at fair value	—	—	19
Accrued income and other assets	34	38	41

Total assets	$2,169	$2,324	$4,237

Trust accrued expense and other liabilities at fair value	—	—	$17
Accrued expense and other liabilities	—	$3	3
Trust securities at fair value	—	—	1,660

Total liabilities	—	$3	$1,680

(a)	At June 30, 2015, December 31, 2014, and June 30, 2014, unearned income was less than $1 million.

12. Securities Financing Activities

We enter into repurchase and reverse repurchase agreements and securities borrowed transactions (securities financing agreements) primarily to finance our inventory positions, acquire securities to cover short positions, and to settle other securities obligations. We account for these securities financing agreements as collateralized financing transactions. Repurchase and reverse repurchase agreements are recorded on the balance sheet at the amounts that the securities will be subsequently sold or repurchased. Securities borrowed transactions are recorded on the balance sheet at the amounts of cash collateral advanced. While our securities financing agreements incorporate a right of set off, the assets and liabilities are reported on a gross basis. Repurchase agreements and securities borrowed transactions are included in “short-term investments” on the balance sheet; reverse repurchase agreements are included in “federal funds purchased and securities sold under repurchase agreements.”

During the third quarter of 2014, our broker-dealer subsidiary, KeyBanc Capital Markets, Inc. (“KBCM”), moved from a self-clearing organization to using a third-party organization for clearing purposes. In connection with this change, KBCM became an introducing broker-dealer, whereby it no longer needs to fund its business operations by entering into repurchase, reverse repurchase, or securities borrowed agreements. KBCM had no securities financing agreements outstanding at June 30, 2015, or December 31, 2014.

The following table summarizes our securities financing agreements at June 30, 2015, December 31, 2014, and June 30, 2014:

	June 30, 2015
	Gross Amount
	Presented in	Netting		Net
in millions	Balance Sheet	Adjustments (a)	Collateral (b)	Amounts
Offsetting of financial assets:
Reverse repurchase agreements	$3	$(3)	—	—

Total	$3	$(3)	—	—

Offsetting of financial liabilities:
Repurchase agreements (c)	$4	$(3)	$(1)	—

Total	$4	$(3)	$(1)	—

	December 31, 2014
	Gross Amount
	Presented in	Netting		Net
in millions	Balance Sheet	Adjustments (a)	Collateral (b)	Amounts
Offsetting of financial assets:
Reverse repurchase agreements	$3	$(1)	$(2)	—

Total	$3	$(1)	$(2)	—

Offsetting of financial liabilities:
Repurchase agreements	$1	$(1)	—	—

Total	$1	$(1)	—	—

	June 30, 2014
	Gross Amount
	Presented in	Netting		Net
in millions	Balance Sheet	Adjustments (a)	Collateral (b)	Amounts
Offsetting of financial assets:
Reverse repurchase agreements	$540	$(216)	$(315)	$9
Securities borrowed	24	—	(23)	1

Total	$564	$(216)	$(338)	$10

Offsetting of financial liabilities:
Repurchase agreements	$495	$(216)	$(279)	—

Total	$495	$(216)	$(279)	—

(a)	Netting adjustments take into account the impact of master netting agreements that allow us to settle with a single counterparty on a net basis.
(b)	These adjustments take into account the impact of bilateral collateral agreements that allow us to offset the net positions with the related collateral. The application of collateral cannot reduce the net position below zero. Therefore, excess collateral, if any, is not reflected above.
(c)	Repurchase agreements are collateralized by U.S. Treasury securities and contracted on an overnight basis.

Like other financing transactions, securities financing agreements contain an element of credit risk. To mitigate and manage credit risk exposure, we generally enter into master netting agreements and other collateral arrangements that give us the right, in the event of default, to liquidate collateral held and to offset receivables and payables with the same counterparty. Additionally, we establish and monitor limits on our counterparty credit risk exposure by product type. For the reverse repurchase agreements, we monitor the value of the underlying securities we received from counterparties and either request additional collateral or return a portion of the collateral based on the value of those securities. We generally hold collateral in the form of highly rated securities issued by the U.S. Treasury and fixed income securities. In addition, we may need to provide collateral to counterparties under our repurchase agreements and securities borrowed transactions. In general, the collateral we pledge and receive can be sold or repledged by the secured parties.

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

The components of net pension cost (benefit) for all funded and unfunded plans are as follows:

	Three months ended June 30,		Six months ended June 30,
in millions	2015	2014	2015	2014
Interest cost on PBO	$10	$12	$20	$24
Expected return on plan assets	(14)	(17)	(28)	(34)
Amortization of losses	5	4	9	8

Net pension cost (benefit)	$1	$(1)	$1	$(2)

Other Postretirement Benefit Plans

We sponsor a retiree healthcare plan that all employees age 55 with five years of service (or employees age 50 with 15 years of service who are terminated under conditions that entitle them to a severance benefit) are eligible to participate. Participant contributions are adjusted annually. We may provide a subsidy toward the cost of coverage for certain employees hired before 2001 with a minimum of 15 years of service at the time of termination. We use a separate VEBA trust to fund the retiree healthcare plan.

The components of net postretirement benefit cost for all funded and unfunded plans are as follows:

	Three months ended June 30,		Six months ended June 30,
in millions	2015	2014	2015	2014
Interest cost on APBO	$1	$1	$2	$2
Expected return on plan assets	—	(1)	(1)	(2)
Amortization of unrecognized prior service credit	(1)	—	(1)	—

Net postretirement benefit cost	—	—	—	—

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

As of June 30, 2015, the trust preferred securities issued by the KeyCorp capital trusts represent $85 million, or .9%, of our total qualifying Tier 1 capital, net of goodwill.

The trust preferred securities, common stock, and related debentures are summarized as follows:

			Principal	Interest Rate	Maturity
	Trust Preferred		Amount of	of Trust Preferred	of Trust Preferred
	Securities,	Common	Debentures,	Securities and	Securities and
dollars in millions	Net of Discount (a)	Stock	Net of Discount (b)	Debentures (c)	Debentures
June 30, 2015
KeyCorp Capital I	$156	$6	$162	1.014%	2028
KeyCorp Capital II	107	4	111	6.875	2029
KeyCorp Capital III	139	4	143	7.750	2029

Total	$402	$14	$416	4.903%	—

December 31, 2014	$408	$14	$422	4.926%	—

June 30, 2014	$397	$14	$411	4.856%	—

(a)	The trust preferred securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of trust preferred securities carries an interest rate identical to that of the related debenture. Certain trust preferred securities include basis adjustments related to fair value hedges totaling $62 million at June 30, 2015, $68 million at December 31, 2014, and $57 million at June 30, 2014. See Note 7 (“Derivatives and Hedging Activities”) for an explanation of fair value hedges.
(b)	We have the right to redeem these debentures. If the debentures purchased by KeyCorp Capital I are redeemed before they mature, the redemption price will be the principal amount, plus any accrued but unpaid interest. If the debentures purchased by KeyCorp Capital II or KeyCorp Capital III are redeemed before they mature, the redemption price will be the greater of: (i) the principal amount, plus any accrued but unpaid interest, or (ii) the sum of the present values of principal and interest payments discounted at the Treasury Rate (as defined in the applicable indenture), plus 20 basis points for KeyCorp Capital II or 25 basis points for KeyCorp Capital III or 50 basis points in the case of redemption upon either a tax or a capital treatment event for either KeyCorp Capital II or KeyCorp Capital III, plus any accrued but unpaid interest. The principal amount of certain debentures includes basis adjustments related to fair value hedges totaling $62 million at June 30, 2015, $68 million at December 31, 2014, and $57 million at June 30, 2014. See Note 7 for an explanation of fair value hedges. The principal amount of debentures, net of discounts, is included in “long-term debt” on the balance sheet.
(c)	The interest rates for the trust preferred securities issued by KeyCorp Capital II and KeyCorp Capital III are fixed. KeyCorp Capital I has a floating interest rate, equal to three-month LIBOR plus 74 basis points, that reprices quarterly. The total interest rates are weighted-average rates.

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

Guarantees

We are a guarantor in various agreements with third parties. The following table shows the types of guarantees that we had outstanding at June 30, 2015. Information pertaining to the basis for determining the liabilities recorded in connection with these guarantees is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Guarantees” beginning on page 124 of our 2014 Form 10-K.

	Maximum Potential
June 30, 2015 in millions	Undiscounted	Liability
	Future Payments	Recorded
Financial guarantees:
Standby letters of credit	$10,933	$64
Recourse agreement with FNMA	1,714	4
Return guarantee agreement with LIHTC investors	4	4
Written put options (a)	2,092	82

Total	$14,743	$154

(a)	The maximum potential undiscounted future payments represent notional amounts of derivatives qualifying as guarantees.

We determine the payment/performance risk associated with each type of guarantee described below based on the probability that we could be required to make the maximum potential undiscounted future payments shown in the preceding table. We use a scale of low (0% to 30% probability of payment), moderate (greater than 30% to 70% probability of payment), or high (greater than 70% probability of payment) to assess the payment/performance risk, and have determined that the payment/performance risk associated with each type of guarantee outstanding at June 30, 2015, is low.

Standby letters of credit. KeyBank issues standby letters of credit to address clients’ financing needs. These instruments obligate us to pay a specified third party when a client fails to repay an outstanding loan or debt instrument or fails to perform some contractual nonfinancial obligation. Any amounts drawn under standby letters of credit are treated as loans to the client; they bear interest (generally at variable rates) and pose the same credit risk to us as a loan. At June 30, 2015, our standby letters of credit had a remaining weighted-average life of 3 years, with remaining actual lives ranging from less than one year to as many as 12 years.

Recourse agreement with FNMA. We participate as a lender in the FNMA Delegated Underwriting and Servicing program. FNMA delegates responsibility for originating, underwriting, and servicing mortgages, and we assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan that we sell to FNMA. We maintain a reserve for such potential losses in an amount that we believe approximates the fair value of our liability. At June 30, 2015, the outstanding commercial mortgage loans in this program had a weighted-average remaining term of 7.9 years, and the unpaid principal balance outstanding of loans sold by us as a participant was $6 billion. As shown in the preceding table, the maximum potential amount of undiscounted future payments that we could be required to make under this program is equal to approximately one-third of the principal balance of loans outstanding at June 30, 2015. If we are required to make a payment, we would have an interest in the collateral underlying the related commercial mortgage loan; any loss we incur could be offset by the amount of any recovery from the collateral.

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

As shown in the previous table, KAHC maintained a reserve in the amount of $4 million at June 30, 2015, which is sufficient to cover estimated future obligations under the guarantees. The maximum exposure to loss reflected in the table represents undiscounted future payments due to investors for the return on and of their investments.

These guarantees have expiration dates that extend through 2018, but KAHC has not formed any new partnerships under this program since October 2003. Additional information regarding these partnerships is included in Note 9 (“Variable Interest Entities”).

Written put options. In the ordinary course of business, we “write” put options for clients that wish to mitigate their exposure to changes in interest rates and commodity prices. At June 30, 2015, our written put options had an average life of 2 years. These instruments are considered to be guarantees, as we are required to make payments to the counterparty (the client) based on changes in an underlying variable that is related to an asset, a liability, or an equity security that the client holds. We are obligated to pay the client if the applicable benchmark interest rate or commodity price is above or below a specified level (known as the “strike rate”). These written put options are accounted for as derivatives at fair value, as further discussed in Note 7 (“Derivatives and Hedging Activities”). We mitigate our potential future payment obligations by entering into offsetting positions with third parties.

Written put options where the counterparty is a broker-dealer or bank are accounted for as derivatives at fair value but are not considered guarantees since these counterparties typically do not hold the underlying instruments. In addition, we are a purchaser and seller of credit derivatives, which are further discussed in Note 7.

Default guarantees. Some lines of business participate in guarantees that obligate us to perform if the debtor (typically a client) fails to satisfy all of its payment obligations to third parties. We generally undertake these guarantees for one of two possible reasons: (i) either the risk profile of the debtor should provide an investment return, or (ii) we are supporting our underlying investment in the debtor. We do not hold collateral for the default guarantees. If we were required to make a payment under a guarantee, we would receive a pro rata share should the third party collect some or all of the amounts due from the debtor. At June 30, 2015, we did not have any default guarantees.

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

16. Accumulated Other Comprehensive Income

Our changes in AOCI for the three and six months ended June 30, 2015, and June 30, 2014, are as follows:

	Unrealized gains	Unrealized gains	Foreign currency	Net pension and
	(losses) on securities	(losses) on derivative	translation	postretirement
in millions	available for sale	financial instruments	adjustment	benefit costs	Total
Balance at December 31, 2014	$(4)	$(8)	$22	$(366)	$(356)
Other comprehensive income before reclassification, net of income taxes	3	42	(14)	—	31
Amounts reclassified from accumulated other comprehensive income, net of income taxes (a)	1	(27)	1	5	(20)

Net current-period other comprehensive income, net of income taxes	4	15	(13)	5	11

Balance at June 30, 2015	—	$7	$9	$(361)	$(345)

Balance at March 31, 2015	$51	$24	$9	$(363)	$(279)
Other comprehensive income before reclassification, net of income taxes	(52)	(3)	(1)	—	(56)
Amounts reclassified from accumulated other comprehensive income, net of income taxes (a)	1	(14)	1	2	(10)

Net current-period other comprehensive income, net of income taxes	(51)	(17)	—	2	(66)

Balance at June 30, 2015	—	$7	$9	$(361)	$(345)

Balance at December 31, 2013	$(63)	$(11)	$42	$(320)	$(352)
Other comprehensive income before reclassification, net of income taxes	57	22	—	—	79
Amounts reclassified from accumulated other comprehensive income, net of income taxes (a)	—	(18)	(3)	5	(16)

Net current-period other comprehensive income, net of income taxes	57	4	(3)	5	63

Balance at June 30, 2014	$(6)	$(7)	$39	$(315)	$(289)

Balance at March 31, 2014	$(34)	$(12)	$40	$(318)	$(324)
Other comprehensive income before reclassification, net of income taxes	28	15	—	—	43
Amounts reclassified from accumulated other comprehensive income, net of income taxes (a)	—	(10)	(1)	3	(8)

Net current-period other comprehensive income, net of income taxes	28	5	(1)	3	35

Balance at June 30, 2014	$(6)	$(7)	$39	$(315)	$(289)

(a)	See table below for details about these reclassifications.

Our reclassifications out of AOCI for the three and six months ended June 30, 2015, and June 30, 2014, are as follows:

Amount Reclassified from
Six months ended June 30, 2015 in millions	Accumulated Other	Affected Line Item in the Statement
	Comprehensive Income	Where Net Income is Presented
Unrealized gains (losses) on available for sale securities
Realized losses	$(1)	Other income

	(1)	Income (loss) from continuing operations before income taxes
	—	Income taxes

	$(1)	Income (loss) from continuing operations

Unrealized gains (losses) on derivative financial instruments
Interest rate	$45	Interest income — Loans
Interest rate	(2)	Interest expense — Long term debt

	43	Income (loss) from continuing operations before income taxes
	16	Income taxes

	$27	Income (loss) from continuing operations

Foreign currency translation adjustment
	$(1)	Corporate services income

	(1)	Income (loss) from continuing operations before income taxes
	—	Income taxes

	$(1)	Income (loss) from continuing operations

Net pension and postretirement benefit costs
Amortization of losses	$(9)	Personnel expense
Amortization of unrecognized prior service cost	1	Personnel expense

	(8)	Income (loss) from continuing operations before income taxes
	(3)	Income taxes

	$(5)	Income (loss) from continuing operations

Amount Reclassified from
Three months ended June 30, 2015 in millions	Accumulated Other	Affected Line Item in the Statement
	Comprehensive Income	Where Net Income is Presented
Unrealized gains (losses) on available for sale securities
Realized losses	$(1)	Other income

	(1)	Income (loss) from continuing operations before income taxes
	—	Income taxes

	$(1)	Income (loss) from continuing operations

Unrealized gains (losses) on derivative financial instruments
Interest rate	$23	Interest income — Loans
Interest rate	(1)	Interest expense — Long term debt

	22	Income (loss) from continuing operations before income taxes
	8	Income taxes

	$14	Income (loss) from continuing operations

Foreign currency translation adjustment
	$(1)	Corporate services income

	(1)	Income (loss) from continuing operations before income taxes
	—	Income taxes

	$(1)	Income (loss) from continuing operations

Net pension and postretirement benefit costs
Amortization of losses	$(5)	Personnel expense
Amortization of unrecognized prior service cost	1	Personnel expense

	(4)	Income (loss) from continuing operations before income taxes
	(2)	Income taxes

	$(2)	Income (loss) from continuing operations

Amount Reclassified from
Six months ended June 30, 2014 in millions	Accumulated Other	Affected Line Item in the Statement
	Comprehensive Income	Where Net Income is Presented
Unrealized gains (losses) on derivative financial instruments
Interest rate	$31	Interest income — Loans
Interest rate	(2)	Interest expense — Long term debt
Foreign exchange contracts	(1)	Other income

	28	Income (loss) from continuing operations before income taxes
	10	Income taxes

	$18	Income (loss) from continuing operations

Foreign currency translation adjustment
	$3	Corporate services income

	3	Income (loss) from continuing operations before income taxes
	—	Income taxes

	$3	Income (loss) from continuing operations

Net pension and postretirement benefit costs Amortization of losses	$(8)	Personnel expense

	(8)	Income (loss) from continuing operations before income taxes
	(3)	Income taxes

	$(5)	Income (loss) from continuing operations

Amount Reclassified from
Three months ended June 30, 2014 in millions	Accumulated Other	Affected Line Item in the Statement
	Comprehensive Income	Where Net Income is Presented
Unrealized gains (losses) on derivative financial instruments
Interest rate	$16	Interest income — Loans
Interest rate	(1)	Interest expense — Long term debt
Foreign exchange contracts	(1)	Other income

	14	Income (loss) from continuing operations before income taxes
	4	Income taxes

	$10	Income (loss) from continuing operations

Foreign currency translation adjustment
	—	Corporate services income

	—	Income (loss) from continuing operations before income taxes
	$(1)	Income taxes

	$1	Income (loss) from continuing operations

Net pension and postretirement benefit costs
Amortization of losses	$(4)	Personnel expense

	(4)	Income (loss) from continuing operations before income taxes
	(1)	Income taxes

	$(3)	Income (loss) from continuing operations

17. Shareholders’ Equity

Comprehensive Capital Plan

As previously reported and as authorized by the Board and pursuant to our 2015 capital plan submitted to and not objected to by the Federal Reserve, we have authority to repurchase up to $725 million of our common shares, which include repurchases to offset issuances of common shares under our employee compensation plans. Common share repurchases under the 2015 capital plan began in the second quarter of 2015 and are expected to be executed through the second quarter of 2016. During the second quarter of 2015, we completed $129 million of common share repurchases under this authorization.

Our 2015 capital plan also proposed an increase in our quarterly common share dividend from $.065 to $.075 per share. This dividend increase was approved in May 2015 by the Board, who subsequently declared a quarterly dividend of $.075 per common share for the second quarter of 2015. An additional potential increase in our quarterly common share dividend, up to $.085 per share, will be considered by the Board in 2016 for the fifth quarter of the 2015 capital plan.

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

The table on the following pages shows selected financial data for our major business segments for the three- and six- month periods ended June 30, 2015, and June 30, 2014.

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

The selected financial data is based on internal accounting policies designed to compile results on a consistent basis and in a manner that reflects the underlying economics of the businesses. In accordance with our policies:

•	Net interest income is determined by assigning a standard cost for funds used or a standard credit for funds provided based on their assumed maturity, prepayment, and/or repricing characteristics.

•	Indirect expenses, such as computer servicing costs and corporate overhead, are allocated based on assumptions regarding the extent that each line of business actually uses the services.

•	The consolidated provision for credit losses is allocated among the lines of business primarily based on their actual net loan charge-offs, adjusted periodically for loan growth and changes in risk profile. The amount of the consolidated provision is based on the methodology that we use to estimate our consolidated ALLL. This methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” beginning on page 117 of our 2014 Form 10-K.

•	Income taxes are allocated based on the statutory federal income tax rate of 35% and a blended state income tax rate (net of the federal income tax benefit) of 2.2%.

•	Capital is assigned to each line of business based on economic equity.

Developing and applying the methodologies that we use to allocate items among our lines of business is a dynamic process. Accordingly, financial results may be revised periodically to reflect enhanced alignment of expense base allocation drivers, changes in the risk profile of a particular business, or changes in our organizational structure.

Three months ended June 30, dollars in millions	Key Community Bank		Key Corporate Bank
	2015	2014	2015	2014
SUMMARY OF OPERATIONS
Net interest income (TE)	$362	$361	$227	$210
Noninterest income	197	192	250	185

Total revenue (TE) (a)	559	553	477	395
Provision for credit losses	7	25	38	(4)
Depreciation and amortization expense	14	16	11	7
Other noninterest expense	435	427	241	200

Income (loss) from continuing operations before income taxes (TE)	103	85	187	192
Allocated income taxes and TE adjustments	38	32	52	54

Income (loss) from continuing operations	65	53	135	138
Income (loss) from discontinued operations, net of taxes	—	—	—	—

Net income (loss)	65	53	135	138
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	3

Net income (loss) attributable to Key	$65	$53	$135	$135

AVERAGE BALANCES (b)
Loans and leases	$30,707	$30,034	$25,298	$22,886
Total assets (a)	32,758	32,132	31,228	28,007
Deposits	50,766	50,232	19,708	16,357
OTHER FINANCIAL DATA
Net loan charge-offs (b)	$20	$33	$12	$(2)
Return on average allocated equity (b)	9.75%	7.83%	30.15%	35.72%
Return on average allocated equity	9.75	7.83	30.15	35.72
Average full-time equivalent employees (c)	7,400	7,569	2,058	1,940

Six months ended June 30, dollars in millions	Key Community Bank		Key Corporate Bank
	2015	2014	2015	2014
SUMMARY OF OPERATIONS
Net interest income (TE)	$720	$724	$440	$406
Noninterest income	388	375	438	380

Total revenue (TE) (a)	1,108	1,099	878	786
Provision for credit losses	36	36	46	(7)
Depreciation and amortization expense	29	34	20	14
Other noninterest expense	860	846	447	394

Income (loss) from continuing operations before income taxes (TE)	183	183	365	385
Allocated income taxes and TE adjustments	68	68	101	111

Income (loss) from continuing operations	115	115	264	274
Income (loss) from discontinued operations, net of taxes	—	—	—	—

Net income (loss)	115	115	264	274
Less: Net income (loss) attributable to noncontrolling interests	—	—	2	2

Net income (loss) attributable to Key	$115	$115	$262	$272

AVERAGE BALANCES (b)
Loans and leases	$30,684	$29,916	$25,012	$22,441
Total assets (a)	32,737	32,025	30,765	27,591
Deposits	50,592	50,073	19,141	16,175
OTHER FINANCIAL DATA
Net loan charge-offs (b)	$49	$61	$8	$(14)
Return on average allocated equity (b)	8.57%	8.41%	28.89%	35.87%
Return on average allocated equity	8.57	8.41	28.89	35.87
Average full-time equivalent employees (c)	7,426	7,633	2,057	1,928

(a)	Substantially all revenue generated by our major business segments is derived from clients that reside in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software, and goodwill held by our major business segments, are located in the United States.
(b)	From continuing operations.
(c)	The number of average full-time equivalent employees was not adjusted for discontinued operations.

Other Segments		Total Segments		Reconciling Items		Key
2015	2014	2015	2014	2015	2014	2015	2014
—	$6	$589	$577	$2	$2	$591	$579
$44	81	491	458	(3)	(3)	488	455

44	87	1,080	1,035	(1)	(1)	1,079	1,034
(4)	(8)	41	13	—	(1)	41	12
2	3	27	26	38	38	65	64
13	17	689	644	(43)	(21)	646	623

33	75	323	352	4	(17)	327	335
1	18	91	104	—	(22)	91	82

32	57	232	248	4	5	236	253
—	—	—	—	3	(28)	3	(28)

32	57	232	248	7	(23)	239	225
1	3	1	6	—	—	1	6

$31	$54	$231	$242	$7	$(23)	$238	$219

$1,903	$2,615	$57,908	$55,535	$70	$76	$57,978	$55,611
27,023	25,897	91,009	86,036	650	705	91,659	86,741
442	635	70,916	67,224	(78)	(101)	70,838	67,123
$3	—	$35	$31	$1	$(1)	$36	$30
31.72%	43.93%	19.05%	20.55%	.28%	.35%	8.90%	9.47%
31.72	43.93	19.05	20.55	.49	(1.61)	9.01	8.40
14	46	9,472	9,555	3,983	4,312	13,455	13,867

Other Segments		Total Segments		Reconciling Items		Key
2015	2014	2015	2014	2015	2014	2015	2014
$4	$16	$1,164	$1,146	$4	$2	$1,168	$1,148
107	137	933	892	(8)	(2)	925	890

111	153	2,097	2,038	(4)	—	2,093	2,038
(7)	(12)	75	17	1	(1)	76	16
5	6	54	54	75	76	129	130
25	40	1,332	1,280	(81)	(59)	1,251	1,221

88	119	636	687	1	(16)	637	671
11	24	180	203	(9)	(23)	171	180

77	95	456	484	10	7	466	491
—	—	—	—	8	(24)	8	(24)

77	95	456	484	18	(17)	474	467
1	4	3	6	—	—	3	6

$76	$91	$453	$478	$18	$(17)	$471	$461

$1,973	$2,763	$57,669	$55,120	$77	$61	$57,746	$55,181
26,484	25,902	89,986	85,518	664	684	90,650	86,202
454	605	70,187	66,853	(80)	(142)	70,107	66,711
$7	$4	$64	$51	—	$(1)	$64	$50
37.94%	36.41%	18.50%	20.12%	.36%	.25%	4.38%	4.66%
37.94	36.41	18.50	20.12	.64	(.61)	4.45	4.43
15	59	9,498	9,620	4,014	4,341	13,512	13,961

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of KeyCorp

We have reviewed the consolidated balance sheets of KeyCorp as of June 30, 2015 and 2014, and the related consolidated statements of income and comprehensive income for the three- and six-month periods ended June 30, 2015 and 2014, and the consolidated statements of changes in equity and cash flows for the six-month periods ended June 30, 2015 and 2014. These financial statements are the responsibility of KeyCorp’s management.

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

Cleveland, Ohio
August 3, 2015	Ernst & Young LLP

Item 2.	Management’s Discussion & Analysis of Financial Condition & Results of Operations

Introduction

This section reviews the financial condition and results of operations of KeyCorp and its subsidiaries for the quarterly and year-to-date periods ended June 30, 2015, and June 30, 2014. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. When you read this discussion, you should also refer to the consolidated financial statements and related notes in this report. The page locations of specific sections and notes that we refer to are presented in the table of contents.

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

We want to explain some industry-specific terms at the outset so you can better understand the discussion that follows.

•	We use the phrase continuing operations in this document to mean all of our businesses other than the education lending business, Victory, and Austin. The education lending business and Austin have been accounted for as discontinued operations since 2009. Victory was classified as a discontinued operation in our first quarter 2013 financial reporting as a result of the sale of this business as announced on February 21, 2013, and closed on July 31, 2013.

•	Our exit loan portfolios are separate from our discontinued operations. These portfolios, which are in a run-off mode, stem from product lines we decided to cease because they no longer fit with our corporate strategy. These exit loan portfolios are included in Other Segments.

•	We engage in capital markets activities primarily through business conducted by our Key Corporate Bank segment. These activities encompass a variety of products and services. Among other things, we trade securities as a dealer, enter into derivative contracts (both to accommodate clients’ financing needs and to mitigate certain risks), and conduct transactions in foreign currencies (both to accommodate clients’ needs and to benefit from fluctuations in exchange rates).

•	For regulatory purposes, capital is divided into two classes. Federal regulations currently prescribe that at least one-half of a bank or BHC’s total risk-based capital must qualify as Tier 1 capital. Both total and Tier 1 capital serve as bases for several measures of capital adequacy, which is an important indicator of financial stability and condition. As described under the heading “Regulatory capital and liquidity – Capital planning and stress testing” in the section entitled “Supervision and Regulation” that begins on page 9 of our 2014 Form 10-K, the regulators are required to conduct a supervisory capital assessment of all BHCs with assets of at least $50 billion, including KeyCorp. As part of this capital adequacy review, banking regulators evaluated a component of Tier 1 capital, known as Tier 1 common equity, using the definitions of Tier 1 capital and total risk-weighted assets that were in effect in 2014, as well as a transition plan for full implementation of the Regulatory Capital Rules. The “Capital” section of this report under the heading “Capital adequacy” provides more information on total capital, Tier 1 capital, Tier 1 common equity, and the Regulatory Capital Rules, including Common Equity Tier 1, and describes how these measures are calculated.

Additionally, a comprehensive list of the acronyms and abbreviations used throughout this discussion is included in Note 1 (“Basis of Presentation”).

Selected financial data

Our financial performance for each of the last five quarters is summarized in Figure 1.

Figure 1. Selected Financial Data

	2015		2014			Six months ended June 30,
dollars in millions, except per share amounts	Second	First	Fourth	Third	Second	2015	2014
FOR THE PERIOD
Interest income	$652	$636	$646	$639	$639	$1,288	$1,269
Interest expense	68	65	64	64	66	133	133
Net interest income	584	571	582	575	573	1,155	1,136
Provision for credit losses	41	35	22	19	12	76	16
Noninterest income	488	437	490	417	455	925	890
Noninterest expense	711	669	704	706	687	1,380	1,351
Income (loss) from continuing operations before income taxes	320	304	346	267	329	624	659
Income (loss) from continuing operations attributable to Key	235	228	251	203	247	463	485
Income (loss) from discontinued operations, net of taxes (a)	3	5	2	(17)	(28)	8	(24)
Net income (loss) attributable to Key	238	233	253	186	219	471	461
Income (loss) from continuing operations attributable to Key common shareholders	230	222	246	197	242	452	474
Income (loss) from discontinued operations, net of taxes (a)	3	5	2	(17)	(28)	8	(24)
Net income (loss) attributable to Key common shareholders	233	227	248	180	214	460	450

PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.27	$.26	$.29	$.23	$.28	$.53	$.54
Income (loss) from discontinued operations, net of taxes (a)	—	.01	—	(.02)	(.03)	.01	(.03)
Net income (loss) attributable to Key common shareholders (b)	.28	.27	.29	.21	.24	.54	.51
Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$.27	$.26	$.28	$.23	$.27	$.52	$.53
Income (loss) from discontinued operations, net of taxes — assuming dilution (a)	—	.01	—	(.02)	(.03)	.01	(.03)
Net income (loss) attributable to Key common shareholders — assuming dilution (b)	.27	.26	.28	.21	.24	.53	.51
Cash dividends paid	.075	.065	.065	.065	.065	.14	.12
Book value at period end	12.21	12.12	11.91	11.74	11.65	12.21	11.65
Tangible book value at period end	10.92	10.84	10.65	10.47	10.50	10.92	10.50
Market price:
High	15.70	14.74	14.18	14.62	14.59	15.70	14.70
Low	13.90	12.04	11.55	12.97	12.90	12.04	12.25
Close	15.02	14.16	13.90	13.33	14.33	15.02	14.33
Weighted-average common shares outstanding (000)	839,454	848,580	858,811	867,350	875,298	843,992	879,986
Weighted-average common shares and potential common shares outstanding (000) (c)	846,312	857,122	886,186	874,122	902,137	851,687	886,684

AT PERIOD END
Loans	$58,264	$57,953	$57,381	$56,155	$55,600	$58,264	$55,600
Earning assets	82,964	82,624	82,269	78,310	78,457	82,964	78,457
Total assets	94,606	94,206	93,821	89,784	91,798	94,606	91,798
Deposits	70,669	71,622	71,998	68,456	67,799	70,669	67,799
Long-term debt	10,267	8,713	7,875	7,172	8,213	10,267	8,213
Key common shareholders’ equity	10,300	10,313	10,239	10,195	10,213	10,300	10,213
Key shareholders’ equity	10,590	10,603	10,530	10,486	10,504	10,590	10,504

PERFORMANCE RATIOS — FROM CONTINUING OPERATIONS
Return on average total assets	1.03%	1.03%	1.12%	.92%	1.14%	1.03%	1.13%
Return on average common equity	8.96	8.76	9.50	7.68	9.55	8.86	9.44
Return on average tangible common equity (d)	10.01	9.80	10.64	8.55	10.60	9.91	10.49
Net interest margin (TE)	2.88	2.91	2.94	2.96	2.98	2.89	2.99
Cash efficiency ratio (d)	65.1	65.1	64.4	69.7	65.6	65.1	65.4

PERFORMANCE RATIOS — FROM CONSOLIDATED OPERATIONS
Return on average total assets	1.02%	1.03%	1.10%	.81%	.96%	1.02%	1.03%
Return on average common equity	9.07	8.96	9.58	7.01	8.44	9.01	8.96
Return on average tangible common equity (d)	10.14	10.02	10.72	7.81	9.37	10.08	9.96
Net interest margin (TE)	2.85	2.88	2.93	2.94	2.94	2.86	2.95
Loan-to-deposit (e)	87.3	86.9	84.6	87.4	87.1	87.3	87.1

CAPITAL RATIOS AT PERIOD END
Key shareholders’ equity to assets	11.19%	11.26%	11.22%	11.68%	11.44%	11.19%	11.44%
Key common shareholders’ equity to assets	10.89	10.95	10.91	11.36	11.13	10.89	11.13
Tangible common equity to tangible assets (d)	9.86	9.92	9.88	10.26	10.15	9.86	10.15
Common Equity Tier 1 (d)	10.71	10.64	N/A	N/A	N/A	10.71	N/A
Tier 1 common equity (d)	N/A	N/A	11.17	11.26	11.25	N/A	11.25
Tier 1 risk-based capital	11.11	11.04	11.90	12.01	11.99	11.12	11.99
Total risk-based capital	12.66	12.79	13.89	14.10	14.14	12.66	14.14
Leverage	10.74	10.91	11.26	11.15	11.24	10.74	11.24

TRUST AND BROKERAGE ASSETS
Assets under management	$38,399	$39,281	$39,157	$39,283	$39,669	$38,399	$39,669
Nonmanaged and brokerage assets	48,789	49,508	49,147	48,273	48,728	48,789	48,728

OTHER DATA
Average full-time-equivalent employees	13,455	13,591	13,590	13,905	13,867	13,512	13,961
Branches	989	992	994	997	1,009	989	1,009

(a)	In April 2009, we decided to wind down the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers. In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. In February 2013, we decided to sell Victory to a private equity fund. As a result of these decisions, we have accounted for these businesses as discontinued operations. For further discussion regarding the income (loss) from discontinued operations, see Note 11 (“Acquisitions and Discontinued Operations”).
(b)	EPS may not foot due to rounding.
(c)	Assumes conversion of common share options and other stock awards and/or convertible preferred stock, as applicable.
(d)	See Figure 7 entitled “GAAP to Non-GAAP Reconciliations,” which presents the computations of certain financial measures related to “tangible common equity,” “Common Equity Tier 1” (compliance date of January 1, 2015, under the Regulatory Capital Rules), “Tier 1 common equity” (prior to January 1, 2015), and “cash efficiency.” The table reconciles the GAAP performance measures to the corresponding non-GAAP measures, which provides a basis for period-to-period comparisons.
(e)	Represents period-end consolidated total loans and loans held for sale (excluding education loans in the securitizations trusts for periods prior to September 30, 2014) divided by period-end consolidated total deposits (excluding deposits in foreign office).

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

Economic overview

The economy rebounded after a slow first quarter, with real GDP growth of 2.3% in the second quarter of 2015. While confidence has remained high, strong job growth has yet to translate to substantial wage growth, and consumer spending remains weak. Additionally, housing market data has underwhelmed, with slow growth in single-family construction and only modest gains in new home sales and home price appreciation in 2015. Concerns regarding the global economy, particularly slowing in China and the renewed debt crisis in Europe, prospective Federal Reserve actions, and mixed economic data in the U.S. have kept markets in check throughout the second quarter of 2015.

In the second quarter of 2015, weak income growth continued to be a constraint on consumption, although fundamentals appear to be strengthening. Real spending was mixed, growing slowly in April before jumping .9% in May. However, disappointing retail sales in June indicate a weak finish to the quarter for consumer spending. Vehicle sales were a relative bright spot, averaging 17.2 million units, up from an average of 16.7 million units during the first quarter of 2015. Consumer confidence was relatively high, with the Conference Board measure ending the second quarter of 2015 at 101.4, flat since the end of the first quarter but remaining at levels not seen since the Great Recession. Inflation remains well below the Federal Reserve target, with the core personal consumption expenditure index up just 1.2% year-over-year as of May 2015.

In the labor market, average monthly job gains increased to 221,000 during the second quarter of 2015, compared to the average of 195,000 in the first quarter of 2015. Gains were broad, with improvement across industry sectors. The unemployment rate declined, finishing the quarter at 5.3%; however, this decrease was driven in part by post-recession low labor force participation as 432,000 workers exited the labor force in June. In addition, wage growth has yet to accelerate, with average hourly earnings ending the quarter flat but up 2.0% from the same period one year ago after modest growth of .2% in April and May 2015.

The housing market improved modestly but remains mixed, with different results between indicators on a month-to-month basis. Existing home sales increased, ending the second quarter of 2015 at 5.5 million units, 9.6% above year-ago levels. New home sales ended the second quarter of 2015 flat from the first quarter, but were 18.1% higher than one year ago. Housing starts picked up, totaling a seasonally adjusted annual rate of 1.17 million in June 2015, up 26.6% year-over-year led by multifamily housing. Permits also grew in June 2015, increasing 30% over the previous year. Home price appreciation picked up modestly, up only 6.3% year-over-year in May 2015.

The Federal Reserve remained accommodative in the second quarter of 2015, continuing to reinvest principal payments to ease financial conditions. Forward guidance is unclear as to when the Federal Open Market Committee will raise the federal funds target rate, as economic data and inflation measures remain weaker than their established targets. Weaker economic data, geopolitical tensions, and cautious forward guidance have held rates in check. The yield on the 10-year U.S. Treasury increased 41 basis points during the second quarter of 2015 and finished the quarter at 2.35% as U.S. economic growth rebounded from a weak first quarter.

Long-term financial goals

Our long-term financial goals are as follows:

•	Improve balance sheet efficiency by targeting a loan-to-deposit ratio range of 90% to 100%;

•	Maintain a moderate risk profile by targeting a net loan charge-offs to average loans ratio and provision for credit losses to average loans ratio in the range of .40% to .60%;

•	Grow high quality and diverse revenue streams by targeting a net interest margin in excess of 3.50%, and a ratio of noninterest income to total revenue of greater than 40%;

•	Generate positive operating leverage and target a cash efficiency ratio of less than 60%; and

•	Maintain disciplined capital management and target a return on average assets in the range of 1.00% to 1.25%.

Figure 2 shows the evaluation of our long-term financial goals for the three and six months ended June 30, 2015.

Figure 2. Evaluation of Our Long-Term Financial Goals

KEY Business Model	Key Metrics (a)	2Q15	YTD 2015	Targets
Balance sheet efficiency	Loan-to-deposit ratio (b)	87%	87%	90 - 100%

Moderate risk profile	Net loan charge-offs to average loans	.25%	.22%	.40 - .60%
	Provision for credit losses to average loans	.28%	.27%

High quality, diverse revenue streams	Net interest margin	2.88%	2.89%	> 3.50%
	Noninterest income to total revenue	45%	44%	> 40%

Positive operating leverage	Cash efficiency ratio (c)	65.1%	65.1%	< 60%

Disciplined capital management	Return on average assets	1.03%	1.03%	1.00 - 1.25%

(a)	Calculated from continuing operations, unless otherwise noted.
(b)	Represents period-end consolidated total loans and loans held for sale divided by period-end consolidated total deposits (excluding deposits in foreign office).
(c)	Excludes intangible asset amortization; non-GAAP measure: see Figure 7 for reconciliation.

Strategic developments

We initiated the following actions during the first six months of 2015 to support our corporate strategy described in the “Introduction” section under the “Corporate strategy” heading on page 36 of our 2014 Form 10-K.

•	We continue to focus on growing our businesses and remain committed to improving productivity and efficiency. During the first six months of 2015, we generated positive operating leverage, with revenue up 2.7% from 2014. Net interest income benefited from solid loan growth, driven by a 10.6% increase in average commercial, financial and agricultural loans. Noninterest income benefited from increases in several of our core fee-based businesses: investment banking and debt placement fees, which had record high fees in the second quarter of 2015 due to stronger financial advisory fees and loan syndications, trust and investment services income, and cards and payments income. Although noninterest expense increased from prior year, this increase was primarily due to higher performance-based compensation and the third quarter 2014 acquisition of Pacific Crest Securities.

•	Our strong risk management practices and a more favorable credit environment resulted in another quarter of solid credit quality trends. For the six months ended June 30, 2015, net loan charge-offs were .22% of average loans and the provision for credit losses was .27% of average loans, both well below our targeted range.

•	Capital management remains a priority for the remainder of 2015. On March 11, 2015, the Federal Reserve announced that it did not object to our 2015 capital plan submitted as part of the annual CCAR process. The 2015 capital plan includes a common share repurchase program of up to $725 million, including repurchases to offset issuances of common shares under our employee compensation plans. Common share repurchases under the 2015 capital plan began in the second quarter of 2015 and are expected to be executed through the second quarter of 2016. During the second quarter of 2015, we completed $129 million of common share repurchases under this authorization.

•	Our 2015 capital plan also proposed a 15% increase in our quarterly common share dividend to $.075 per share. This increase was approved in May 2015 by the Board, who subsequently declared a quarterly dividend of $.075 per common share for the second quarter of 2015. We anticipate these actions will lead to an estimated payout ratio that is among the highest in our peer group for the third consecutive year. An additional potential increase in our quarterly common share dividend, up to $.085 per share, will be considered by the Board in 2016 for the fifth quarter of the 2015 capital plan.

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

Figure 3 shows the geographic diversity of Key Community Bank’s average deposits, commercial loans, and home equity loans.

Figure 3. Key Community Bank Geographic Diversity

	Geographic Region
Three months ended June 30, 2015 dollars in millions	Pacific	Rocky Mountains	Indiana	West Ohio/ Michigan	East Ohio	Western New York	Eastern New York	New England	NonRegion (a)	Total

Average deposits	$11,846	$5,219	$2,338	$4,362	$9,341	$4,963	$7,733	$2,864	$2,100	$50,766
Percent of total	23.3%	10.3%	4.6%	8.6%	18.4%	9.8%	15.2%	5.7%	4.1%	100.0%

Average commercial loans	$3,514	$1,736	$820	$1,167	$2,313	$641	$1,830	$797	$3,150	$15,968
Percent of total	22.0%	10.9%	5.1%	7.3%	14.5%	4.0%	11.5%	5.0%	19.7%	100.0%

Average home equity loans	$3,267	$1,565	$494	$834	$1,258	$829	$1,272	$655	$92	$10,266
Percent of total	31.8%	15.2%	4.8%	8.1%	12.3%	8.1%	12.4%	6.4%	.9%	100.0%

(a)	Represents average deposits, commercial loan products, and home equity loan products centrally managed outside of our eight Key Community Bank regions.

Key Corporate Bank is a full-service corporate and investment bank focused principally on serving the needs of middle market clients in seven industry sectors: consumer, energy, healthcare, industrial, public sector, real estate, and technology. Key Corporate Bank delivers a broad suite of banking and capital markets products to its clients, including syndicated finance, debt and equity capital markets, commercial payments, equipment finance, commercial mortgage banking, derivatives, foreign exchange, financial advisory, and public finance. Key Corporate Bank is also a significant servicer of commercial mortgage loans and a significant special servicer of CMBS. Key Corporate Bank delivers many of its product capabilities to clients of Key Community Bank.

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

New minimum capital and leverage ratio requirements

Under the Regulatory Capital Rules, “standardized approach” banking organizations, like Key, are required to meet the minimum capital and leverage ratios set forth in Figure 4 below. At June 30, 2015, Key had an estimated Common Equity Tier 1 Capital Ratio of 10.60% under the Regulatory Capital Rules. Also at June 30, 2015, based on the fully phased-in Regulatory Capital Rules, Key estimates that its capital and leverage ratios, after adjustment for market risk, would be as set forth in Figure 4.

Figure 4. Estimated Ratios vs. Minimum Capital Ratios Calculated Under the Fully Phased-In Regulatory Capital Rules

Ratios (including Capital conservation buffer)	Key June 30, 2015 Estimated	Minimum January 1, 2015	Phase-in Period	Minimum January 1, 2019
Common Equity Tier 1 (a)	10.6%	4.5%	None	4.5%
Capital conservation buffer (b)	—	—	1/1/16 - 1/1/19	2.5
Common Equity Tier 1 + Capital conservation buffer	—	4.5	1/1/16 - 1/1/19	7.0
Tier 1 Capital	10.9	6.0	None	6.0
Tier 1 Capital + Capital conservation buffer	—	6.0	1/1/16 - 1/1/19	8.5
Total Capital	12.4	8.0	None	8.0
Total Capital + Capital conservation buffer	—	8.0	1/1/16 - 1/1/19	10.5
Leverage (c)	10.6	4.0	None	4.0

(a)	See Figure 7 entitled “GAAP to Non-GAAP Reconciliations,” which presents the computation for estimated Common Equity Tier 1. The table reconciles the GAAP performance measure to the corresponding non-GAAP measure, which provides a basis for period-to-period comparisons.
(b)	Capital conservation buffer must consist of Common Equity Tier 1 capital. As a standardized approach banking organization, KeyCorp is not subject to the countercyclical capital buffer of up to 2.5% imposed upon an advanced approaches banking organization under the Regulatory Capital Rules.
(c)	As a standardized approach banking organization, KeyCorp is not subject to the 3% supplemental leverage ratio requirement, which becomes effective January 1, 2018.

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

Figure 5. “Well Capitalized” and “Adequately Capitalized” Capital Category Ratios under Revised Prompt Corrective Action Rules

Prompt Corrective Action	Capital Category
Ratio	Well Capitalized (a)	Adequately Capitalized
Common Equity Tier 1 Risk-Based	6.5%	4.5%
Tier 1 Risk-Based	8.0	6.0
Total Risk-Based	10.0	8.0
Tier 1 Leverage (b)	5.0	4.0

(a)	A “well capitalized” institution also must not be subject to any written agreement, order or directive to meet and maintain a specific capital level for any capital measure.
(b)	As a standardized approach banking organization, KeyBank is not subject to the 3% supplemental leverage ratio requirement, which becomes effective January 1, 2018.

As of June 30, 2015, KeyBank meets all “well capitalized” capital adequacy requirements under the Regulatory Capital Rules.

Liquidity coverage ratio

In October 2014, federal banking agencies published the final Basel III liquidity framework for U.S. banking organizations (the “Liquidity Coverage Rules”) that create a minimum LCR for certain internationally active bank and nonbank financial companies (excluding KeyCorp) and a modified version of the LCR (“Modified LCR”) for bank holding companies and other depository institution holding companies with over $50 billion in consolidated assets that are not internationally active (including KeyCorp).

As a Modified LCR bank holding company under the Liquidity Coverage Rules, Key will be required to maintain high-quality liquid assets of at least 100% of its total net cash outflow amount determined by prescribed assumptions in a standardized hypothetical stress scenario over a 30-calendar day period. Implementation for Modified LCR banking organizations, like Key, will begin on January 1, 2016, with a minimum requirement of 90% coverage, reaching 100% coverage by January 1, 2017. For the second quarter of 2015, our estimated Modified LCR was above 100%. In the future, we may change the composition of our investment portfolio, increase the size of the overall investment portfolio, and modify product offerings to enhance or optimize our liquidity position.

KeyBank will not be subject to the LCR or the Modified LCR under the Liquidity Coverage Rules unless the OCC affirmatively determines that application to KeyBank is appropriate in light of its asset size, level of complexity, risk profile, scope of operations, affiliation with foreign or domestic covered entities, or risk to the financial system.

Net stable funding ratio

As previously disclosed in the “Supervision and Regulation” section of Item 1. Business of our 2014 Form 10-K under the heading “Basel III capital and liquidity frameworks,” the Basel Committee finalized the Basel III net stable funding ratio (“NSFR”) in October 2014. The Basel Committee published final Basel III NSFR disclosure standards in June 2015. The federal banking regulators, however, have yet to issue any proposal to implement either the final Basel III NSFR or the final Basel III NSFR disclosure standards.

Common equity surcharge

In July 2015, the Federal Reserve adopted a final rule to implement the common equity surcharge on U.S. global systemically important banks (“G-SIBs”). The final rule is effective December 1, 2015, although the surcharge, which will be added to the capital conservation buffer under the Regulatory Capital Rules, will be phased in during the January 1, 2016, through January 1, 2019, period. Notably this final rule applies to advanced approaches banking organizations, not “standardized approach” banking organizations like Key. In addition, unlike what was proposed under the U.S. G-SIB Notice of Proposed Rulemaking, the final rule does not require KeyCorp to determine annually whether it is a U.S. G-SIB unless it becomes an advanced approaches banking organization.

Highlights of Our Performance

Financial performance

For the second quarter of 2015, we announced net income from continuing operations attributable to Key common shareholders of $230 million, or $.27 per common share. Our second quarter of 2015 results compare to net income from continuing operations attributable to Key common shareholders of $242 million, or $.27 per common share, for the second quarter of 2014.

Our taxable-equivalent net interest income was $591 million for the second quarter of 2015, and the net interest margin was 2.88%. These results compare to taxable-equivalent net interest income of $579 million and a net interest margin of 2.98% for the second quarter of 2014. The increase in net interest income reflects higher earning asset balances mitigated by lower earning asset yields, which also drove the decline in the net interest margin. For the full year of 2015, without the benefit of higher rates, we expect low-single-digit growth in net interest income compared to prior year. We expect the net interest margin to be relatively stable with the second quarter of 2015, reflecting continued elevated levels of liquidity.

Our noninterest income was $488 million for the second quarter of 2015, compared to $455 million for the year-ago quarter. Results for the second quarter of 2015 reflect a record quarter for investment banking and debt placement fees, which increased $42 million year-over-year. This increase was primarily driven by strength in financial advisory fees and loan syndications. Investment banking and debt placement fees also benefited from the third quarter 2014 acquisition of Pacific Crest Securities. Trust and investment services income increased $17 million, primarily due to the impact of the Pacific Crest Securities acquisition as well as strength in our Retail and Private Banking businesses. Additionally, cards and payments income increased $4 million. Partially offsetting these increases was a $16 million decrease in net gains from principal investing and lower operating lease income and other leasing gains, which benefited from a $17 million gain from the early termination of a leveraged lease in the second quarter of 2014. For the full year of 2015, we expect mid-single-digit growth in our noninterest income compared to the prior year.

Our noninterest expense was $711 million for the second quarter of 2015, compared to $687 million in the second quarter of last year. This increase was primarily due to higher performance-based compensation and the third quarter 2014 acquisition of Pacific Crest Securities. For the full year of 2015, we expect noninterest expense to be relatively stable with 2014.

Average loans were $58.0 billion for the second quarter of 2015, an increase of $2.4 billion compared to the second quarter of 2014. The loan growth occurred primarily in the commercial, financial and agricultural portfolio, which increased $2.6 billion and was broad-based across our commercial lines of business. Consumer loans remained relatively stable as modest increases across our core consumer loan portfolio were offset by run-off in our consumer exit portfolios. For the full year of 2015, we anticipate average loan growth in the mid-single-digit range, benefiting from the strength in our commercial business.

Average deposits, excluding deposits in foreign office, totaled $70.3 billion for the second quarter of 2015, an increase of $3.8 billion compared to the year-ago quarter. Noninterest-bearing deposits increased by $3.3 billion, and NOW and money market deposit accounts increased by $1.8 billion, reflecting continued growth in the commercial mortgage servicing business and inflows from commercial and consumer clients. These increases were partially offset by a decline in certificates of deposit.

Our provision for credit losses was $41 million for the second quarter of 2015, compared to $12 million for the year-ago quarter. Our ALLL was $796 million, or 1.37%, of total period-end loans at June 30, 2015, compared to 1.46% at June 30, 2014. We expect our provision for credit losses to approximate the level of net loan charge-offs for the remainder of the year.

Net loan charge-offs for the second quarter of 2015 totaled $36 million, or ..25% of average total loans, compared to .22% for the same period last year. We expect net loan charge-offs to average total loans to continue to be below our targeted range of .40% to .60% for the remainder of the year.

At June 30, 2015, our nonperforming loans totaled $419 million and represented .72% of period-end portfolio loans, compared to .71% at June 30, 2014. Nonperforming assets at June 30, 2015, totaled $440 million and represented .75% of period-end portfolio loans and OREO and other nonperforming assets, compared to .74% at June 30, 2014.

Our capital ratios remain strong. Our tangible common equity and Tier 1 risk-based capital ratios at June 30, 2015, are 9.86% and 11.11%, respectively, compared to 10.15% and 11.99%, respectively, at June 30, 2014. In addition, our Common Equity Tier 1 ratio is 10.71% at June 30, 2015. We continue to return capital to our shareholders by repurchasing common shares and through our quarterly common share dividend. In the second quarter of 2015, we repurchased $129 million of common shares and paid a cash dividend of $.075 per common share under our 2015 capital plan authorization.

Figure 6 shows our continuing and discontinued operating results for the current, past, and year-ago quarters and the current and year-ago periods-to-date. Our financial performance for each of the past five quarters is summarized in Figure 1.

Figure 6. Results of Operations

	Three months ended			Six months ended
in millions, except per share amounts	6-30-15	3-31-15	6-30-14	6-30-15	6-30-14
Summary of operations
Income (loss) from continuing operations attributable to Key	$235	$228	$247	$463	$485
Income (loss) from discontinued operations, net of taxes (a)	3	5	(28)	8	(24)

Net income (loss) attributable to Key	$238	$233	$219	$471	$461

Income (loss) from continuing operations attributable to Key	$235	$228	$247	$463	$485
Less: Dividends on Series A Preferred Stock	5	6	5	11	11

Income (loss) from continuing operations attributable to Key common shareholders	230	222	242	452	474
Income (loss) from discontinued operations, net of taxes (a)	3	5	(28)	8	(24)

Net income (loss) attributable to Key common shareholders	$233	$227	$214	$460	$450

Per common share — assuming dilution
Income (loss) from continuing operations attributable to Key common shareholders	$.27	$.26	$.27	$.52	$.53
Income (loss) from discontinued operations, net of taxes (a)	—	.01	(.03)	.01	(.03)

Net income (loss) attributable to Key common shareholders (b)	$.27	$.26	$.24	$.53	$.51

(a)	In April 2009, we decided to wind down the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers. In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. In February 2013, we decided to sell Victory to a private equity fund. As a result of these decisions, we have accounted for these businesses as discontinued operations. For further discussion regarding the income (loss) from discontinued operations, see Note 11 (“Acquisitions and Discontinued Operations”).
(b)	EPS may not foot due to rounding.

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

Figure 7 also shows the computation for and reconciliation of pre-provision net revenue, which is not formally defined by GAAP. We believe that eliminating the effects of the provision for credit losses makes it easier to analyze our results by presenting them on a more comparable basis.

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

Figure 7. GAAP to Non-GAAP Reconciliations

	Three months ended
dollars in millions	6-30-15	3-31-15	12-31-14	9-30-14	6-30-14
Tangible common equity to tangible assets at period end
Key shareholders’ equity (GAAP)	$10,590	$10,603	$10,530	$10,486	$10,504
Less: Intangible assets (a)	1,085	1,088	1,090	1,105	1,008
Series A Preferred Stock (b)	281	281	282	282	282

Tangible common equity (non-GAAP)	$9,224	$9,234	$9,158	$9,099	$9,214

Total assets (GAAP)	$94,606	$94,206	$93,821	$89,784	$91,798
Less: Intangible assets (a)	1,085	1,088	1,090	1,105	1,008

Tangible assets (non-GAAP)	$93,521	$93,118	$92,731	$88,679	$90,790

Tangible common equity to tangible assets ratio (non-GAAP)	9.86%	9.92%	9.88%	10.26%	10.15%

Common Equity Tier 1 at period end
Key shareholders’ equity (GAAP)	$10,590	$10,603	—	—	—
Less: Series A Preferred Stock (b)	281	281	—	—	—

Common Equity Tier 1 capital before adjustments and deductions	10,309	10,322	—	—	—
Less: Goodwill, net of deferred taxes	1,034	1,036	—	—	—
Intangible assets, net of deferred taxes	33	36	—	—	—
Deferred tax assets	1	1	—	—	—
Net unrealized gains (losses) on available-for-sale securities, net of deferred taxes	—	52	—	—	—
Accumulated gains (losses) on cash flow hedges, net of deferred taxes	(20)	(8)	—	—	—
Amounts in AOCI attributed to pension and postretirement benefit costs, net of deferred taxes	(361)	(364)	—	—	—

Total Common Equity Tier 1 capital	$9,622	$9,569	—	—	—

Net risk-weighted assets (regulatory)	$89,851	89,967	—	—	—
Common Equity Tier 1 ratio (non-GAAP)	10.71%	10.64%	—	—	—

Tier 1 common equity at period end
Key shareholders’ equity (GAAP)	—	—	$10,530	$10,486	$10,504
Qualifying capital securities	—	—	339	340	339
Less: Goodwill	—	—	1,057	1,051	979
Accumulated other comprehensive income (loss) (c)	—	—	(395)	(366)	(328)
Other assets (d)	—	—	83	110	86

Total Tier 1 capital (regulatory)	—	—	10,124	10,031	10,106
Less: Qualifying capital securities	—	—	339	340	339
Series A Preferred Stock (b)	—	—	282	282	282

Total Tier 1 common equity (non-GAAP)	—	—	$9,503	$9,409	$9,485

Net risk-weighted assets (regulatory)	—	—	$85,100	$83,547	$84,287

Tier 1 common equity ratio (non-GAAP)	—	—	11.17%	11.26%	11.25%

Pre-provision net revenue
Net interest income (GAAP)	$584	$571	$582	$575	$573
Plus: Taxable-equivalent adjustment	7	6	6	6	6
Noninterest income (GAAP)	488	437	490	417	455
Less: Noninterest expense (GAAP)	711	669	704	706	687

Pre-provision net revenue from continuing operations (non-GAAP)	$368	$345	$374	$292	$347

Average tangible common equity
Average Key shareholders’ equity (GAAP)	$10,590	$10,570	$10,562	$10,473	$10,459
Less: Intangible assets (average) (e)	1,086	1,089	1,096	1,037	1,010
Series A Preferred Stock (average)	290	290	291	291	291

Average tangible common equity (non-GAAP)	$9,214	$9,191	$9,175	$9,145	$9,158

Return on average tangible common equity from continuing operations
Net income (loss) from continuing operations attributable to Key common shareholders (GAAP)	$230	$222	$246	$197	$242
Average tangible common equity (non-GAAP)	9,214	9,191	9,175	9,145	9,158
Return on average tangible common equity from continuing operations (non-GAAP)	10.01%	9.80%	10.64%	8.55%	10.60%
Return on average tangible common equity consolidated
Net income (loss) attributable to Key common shareholders (GAAP)	$233	$227	$248	$180	$214
Average tangible common equity (non-GAAP)	9,214	9,191	9,175	9,145	9,158

Return on average tangible common equity consolidated (non-GAAP)	10.14%	10.02%	10.72%	7.81%	9.37%

Cash efficiency ratio
Noninterest expense (GAAP)	$711	$669	$704	$706	$687
Less: Intangible asset amortization (GAAP)	9	9	10	10	9

Adjusted noninterest expense (non-GAAP)	$702	$660	$694	$696	$678

Net interest income (GAAP)	$584	$571	$582	$575	$573
Plus: Taxable-equivalent adjustment	7	6	6	6	6
Noninterest income (GAAP)	488	437	490	417	455

Total taxable-equivalent revenue (non-GAAP)	$1,079	$1,014	$1,078	$998	$1,034

Cash efficiency ratio (non-GAAP)	65.1%	65.1%	64.4%	69.7%	65.6%

(a)	For the three months ended June 30, 2015, March 31, 2015, December 31, 2014, September 30, 2014, and June 30, 2014, intangible assets exclude $55 million, $61 million, $68 million, $72 million, and $79 million, respectively, of period-end purchased credit card receivables.
(b)	Net of capital surplus.
(c)	Includes net unrealized gains or losses on securities available for sale (except for net unrealized losses on marketable equity securities), net gains or losses on cash flow hedges, and amounts resulting from the application of the applicable accounting guidance for defined benefit and other postretirement plans.
(d)	Other assets deducted from Tier 1 capital and net risk-weighted assets consist of disallowed intangible assets (excluding goodwill) and deductible portions of nonfinancial equity investments. There were no disallowed deferred tax assets at any quarter-end during 2014.

Figure 7. GAAP to Non-GAAP Reconciliations, continued

		Three months ended
dollars in millions		6-30-15
Common Equity Tier 1 under the Regulatory Capital Rules (estimates)
Common Equity Tier 1 under current regulatory rules		$9,622
Adjustments from current regulatory rules to the Regulatory Capital Rules:
Deferred tax assets and other assets (f)		(51)

Common Equity Tier 1 anticipated under the Regulatory Capital Rules (g)		$9,571

Net risk-weighted assets under current regulatory rules		$89,851
Adjustments from current regulatory rules to the Regulatory Capital Rules:
Mortgage servicing assets (h)		493
All other assets (i)		(15)

Total risk-weighted assets anticipated under the Regulatory Capital Rules (g)		$90,329

Common Equity Tier 1 ratio under the Regulatory Capital Rules (g)		10.60%

	Six months ended
dollars in millions	6-30-15	6-30-14
Pre-provision net revenue
Net interest income (GAAP)	$1,155	$1,136
Plus: Taxable-equivalent adjustment	13	12
Noninterest income (GAAP)	925	890
Less: Noninterest expense (GAAP)	1,380	1,351

Pre-provision net revenue from continuing operations (non-GAAP)	$713	$687

Average tangible common equity
Average Key shareholders’ equity (GAAP)	$10,580	$10,415
Less: Intangible assets (average) (j)	1,088	1,011
Preferred Stock, Series A (average)	290	291

Average tangible common equity (non-GAAP)	$9,202	$9,113

Return on average tangible common equity from continuing operations
Net income (loss) from continuing operations attributable to Key common shareholders (GAAP)	$452	$474
Average tangible common equity (non-GAAP)	9,202	9,113

Return on average tangible common equity from continuing operations (non-GAAP)	9.91%	10.49%

Return on average tangible common equity consolidated
Net income (loss) attributable to Key common shareholders (GAAP)	$460	$450
Average tangible common equity (non-GAAP)	9,202	9,113

Return on average tangible common equity consolidated (non-GAAP)	10.08%	9.96%

Cash efficiency ratio
Noninterest expense (GAAP)	$1,380	$1,351
Less: Intangible asset amortization (GAAP)	18	19

Adjusted noninterest expense (non-GAAP)	$1,362	$1,332

Net interest income (GAAP)	$1,155	$1,136
Plus: Taxable-equivalent adjustment	13	12
Noninterest income (GAAP)	925	890

Total taxable-equivalent revenue (non-GAAP)	$2,093	$2,038

Cash efficiency ratio (non-GAAP)	65.1%	65.4%

(e)	For the three months ended June 30, 2015, March 31, 2015, December 31, 2014, September 30, 2014, and June 30, 2014, average intangible assets exclude $58 million, $64 million, $69 million, $76 million, and $82 million, respectively, of average purchased credit card receivables.
(f)	Includes the deferred tax assets subject to future taxable income for realization, primarily tax credit carryforwards, as well as the deductible portion of purchased credit card receivables.
(g)	The anticipated amount of regulatory capital and risk-weighted assets is based upon the federal banking agencies’ Regulatory Capital Rules (as fully phased-in on January 1, 2019); Key is subject to the Regulatory Capital Rules under the “standardized approach.”
(h)	Item is included in the 10%/15% exceptions bucket calculation and is risk-weighted at 250%.
(i)	Includes the phase in of deferred tax assets arising from temporary differences at 250% risk-weight. Additionally, under the fully implemented rule, certain deferred tax assets and intangible assets subject to the transition provision are no longer required to be risk-weighted because they are deducted directly from capital.
(j)	For the six months ended June 30, 2015, and June 30, 2014, average intangible assets exclude $61 million and $85 million, respectively, of average ending purchased credit card receivables.

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

Taxable-equivalent net interest income was $591 million for the second quarter of 2015, and the net interest margin was 2.88%. These results compare to taxable-equivalent net interest income of $579 million and a net interest margin of 2.98% for the second quarter of 2014. The increase in net interest income reflects higher earning asset balances mitigated by lower earning assets yields, which also drove the decline in the net interest margin.

For the six months ended June 30, 2015, taxable-equivalent net interest income increased $20 million and the net interest margin declined by 10 basis points compared to the same period one year ago. The increase in net interest income was primarily attributable to earning asset growth while the decline in the net interest margin was the result of lower earning asset yields and higher levels of excess liquidity.

Average loans were $58.0 billion for the second quarter of 2015, an increase of $2.4 billion compared to the second quarter of 2014. The loan growth occurred primarily in the commercial, financial and agricultural portfolio, which increased $2.6 billion and was broad-based across our commercial lines of business. Consumer loans remained relatively stable as modest increases across our core consumer loan portfolio were offset by run-off in our consumer exit portfolios.

Our securities available for sale portfolio increased $952 million from the second quarter of 2014 due to higher levels of liquidity, driven by deposit growth and long-term debt issuance. In the second quarter of 2015, we issued $1.75 billion in bank-level long-term debt, which benefited KeyBank’s liquidity coverage ratio and credit ratings profile.

Average deposits, excluding deposits in foreign office, totaled $70.3 billion for the second quarter of 2015, an increase of $3.8 billion compared to the year-ago quarter. Noninterest-bearing deposits increased by $3.3 billion, and NOW and money market deposit accounts increased by $1.8 billion, reflecting continued growth in the commercial mortgage servicing business and inflows from commercial and consumer clients. These increases were partially offset by a decline in certificates of deposit.

As shown in Figure 8, average earning asset yields for the year-to-date period of 2015 were impacted by the run-off of higher yielding loans and investments and lower interest rates compared to the same period one year ago.

Figure 8. Consolidated Average Balance Sheets, Net Interest Income and Yields/Rates From Continuing Operations

	Second Quarter 2015			First Quarter 2015
dollars in millions	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)
ASSETS
Loans (b), (c)
Commercial, financial and agricultural (d)	$29,017	$233	3.23%	$28,321	$223	3.18%
Real estate — commercial mortgage	7,981	74	3.70	8,095	73	3.67
Real estate — construction	1,199	11	3.60	1,139	11	3.90
Commercial lease financing	3,981	36	3.58	4,070	36	3.57

Total commercial loans	42,178	354	3.36	41,625	343	3.33
Real estate — residential mortgage	2,237	23	4.22	2,229	24	4.26
Home equity:
Key Community Bank	10,266	99	3.89	10,316	99	3.89
Other	244	5	7.86	260	5	7.82

Total home equity loans	10,510	104	3.98	10,576	104	3.99
Consumer other — Key Community Bank	1,571	26	6.52	1,546	25	6.66
Credit cards	737	19	10.57	732	20	11.01
Consumer other:
Marine	702	11	6.30	755	12	6.35
Other	43	1	7.77	49	1	7.32

Total consumer other	745	12	6.38	804	13	6.41

Total consumer loans	15,800	184	4.69	15,887	186	4.74

Total loans	57,978	538	3.72	57,512	529	3.72
Loans held for sale	1,263	12	3.91	795	7	3.33
Securities available for sale (b), (e)	13,360	73	2.17	13,087	70	2.17
Held-to-maturity securities (b)	4,965	24	1.91	4,947	24	1.93
Trading account assets	805	5	2.55	717	5	2.80
Short-term investments	3,228	2	.26	2,399	2	.27
Other investments (e)	713	5	2.48	742	5	2.79

Total earning assets	82,312	659	3.21	80,199	642	3.23
Allowance for loan and lease losses	(793)			(793)
Accrued income and other assets	10,140			10,223
Discontinued assets	2,194			2,271

Total assets	$93,853			$91,900

LIABILITIES
NOW and money market deposit accounts	$36,122	14	.16	$34,952	13	.15
Savings deposits	2,393	—	.02	2,385	—	.02
Certificates of deposit ($100,000 or more) (f)	2,010	6	1.25	2,017	7	1.30
Other time deposits	3,136	5	.70	3,217	6	.72
Deposits in foreign office	583	1	.23	529	—	.22

Total interest-bearing deposits	44,244	26	.24	43,100	26	.24
Federal funds purchased and securities sold under repurchase agreements	557	—	.02	720	—	.03
Bank notes and other short-term borrowings	657	2	1.39	506	2	1.56
Long-term debt (f), (g)	6,968	40	2.30	6,126	37	2.52

Total interest-bearing liabilities	52,426	68	.52	50,452	65	.52
Noninterest-bearing deposits	26,594			26,269
Accrued expense and other liabilities	2,039			2,327
Discontinued liabilities(g)	2,194			2,271

Total liabilities	83,253			81,319
EQUITY
Key shareholders’ equity	10,590			10,570
Noncontrolling interests	10			11

Total equity	10,600			10,581

Total liabilities and equity	$93,853			$91,900

Interest rate spread (TE)			2.69%			2.71%

Net interest income (TE) and net interest margin (TE)		591	2.88%		577	2.91%

TE adjustment (b)		7			6

Net interest income, GAAP basis		$584			$571

(a)	Results are from continuing operations. Interest excludes the interest associated with the liabilities referred to in (g) below, calculated using a matched funds transfer pricing methodology.
(b)	Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.
(c)	For purposes of these computations, nonaccrual loans are included in average loan balances.
(d)	Commercial, financial and agricultural average balances include $88 million, $87 million, $90 million, $92 million, and $95 million of assets from commercial credit cards for the three months ended June 30, 2015, March 31, 2015, December 31, 2014, September 30, 2014, and June 30, 2014, respectively.

Figure 8. Consolidated Average Balance Sheets, Net Interest Income and Yields/Rates From Continuing Operations

Fourth Quarter 2014			Third Quarter 2014			Second Quarter 2014
Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)
$27,188	$223	3.24%	$26,456	$218	3.28%	$26,444	$219	3.31%
8,161	77	3.73	8,142	78	3.79	7,880	74	3.79
1,077	10	3.90	1,030	10	3.78	1,049	11	4.03
4,119	38	3.67	4,145	38	3.66	4,257	38	3.54

40,545	348	3.40	39,773	344	3.44	39,630	342	3.45
2,223	24	4.28	2,204	24	4.35	2,189	24	4.41

10,365	103	3.91	10,368	102	3.91	10,321	100	3.92
274	5	7.84	290	6	7.80	306	6	7.80

10,639	108	4.01	10,658	108	4.01	10,627	106	4.03
1,552	27	6.78	1,534	26	6.87	1,479	26	6.97
728	20	11.02	716	20	11.12	702	18	10.39

802	13	6.29	856	13	6.23	926	15	6.18
52	—	7.52	55	2	7.63	58	1	8.09

854	13	6.36	911	15	6.32	984	16	6.29

15,996	192	4.76	16,023	193	4.78	15,981	190	4.77

56,541	540	3.79	55,796	537	3.82	55,611	532	3.83
871	8	3.72	502	4	3.87	458	5	4.14
12,153	67	2.20	11,939	67	2.25	12,408	71	2.30
4,947	23	1.91	5,108	25	1.90	4,973	23	1.87
868	6	2.84	893	6	2.68	985	7	2.80
3,520	2	.27	3,048	2	.19	2,475	1	.17
792	6	2.77	847	4	2.12	888	6	2.64

79,692	652	3.27	78,133	645	3.30	77,798	645	3.31
(798)			(809)			(824)
9,868			9,799			9,767
2,359			4,138			4,341

$91,121			$91,261			$91,082

$34,811	13	.14	$33,969	12	.14	$34,283	11	.14
2,388	—	.02	2,428	1	.02	2,493	—	.03
2,277	7	1.25	2,629	8	1.23	2,808	10	1.39
3,306	6	.76	3,413	7	.83	3,587	9	.98
543	—	.24	595	—	.23	662	1	.23

43,325	26	.24	43,034	28	.26	43,833	31	.28

621	—	.02	1,176	1	.19	1,470	—	.19
772	3	1.17	484	2	1.79	545	2	1.54
5,135	35	2.80	4,868	33	2.88	5,476	33	2.51

49,853	64	.51	49,562	64	.52	51,324	66	.52
26,342			25,302			23,290
1,989			1,768			1,654
2,359			4,138			4,341

80,543			80,770			80,609

10,562			10,473			10,459
16			18			14

10,578			10,491			10,473

$91,121			$91,261			$91,082

		2.76%			2.78%			2.79%

	588	2.94%		581	2.96%		579	2.98%

	6			6			6

	$582			$575			$573

(e)	Yield is calculated on the basis of amortized cost.
(f)	Rate calculation excludes basis adjustments related to fair value hedges.
(g)	A portion of long-term debt and the related interest expense is allocated to discontinued liabilities as a result of applying our matched funds transfer pricing methodology to discontinued operations.

Figure 9 shows how the changes in yields or rates and average balances from the prior year period affected net interest income. The section entitled “Financial Condition” contains additional discussion about changes in earning assets and funding sources.

Figure 9. Components of Net Interest Income Changes from Continuing Operations

	From three months ended June 30, 2014 to three months ended June 30, 2015			From six months ended June 30, 2014 to six months ended June 30, 2015
in millions	Average Volume	Yield/ Rate	Net Change(a)	Average Volume	Yield/ Rate	Net Change(a)

INTEREST INCOME
Loans	$22	$(16)	$6	$48	$(38)	$10
Loans held for sale	8	(1)	7	11	(1)	10
Securities available for sale	5	(3)	2	9	(9)	—
Held-to-maturity securities	—	1	1	1	2	3
Trading account assets	(1)	(1)	(2)	(3)	—	(3)
Short-term investments	—	1	1	—	2	2
Other investments	(1)	—	(1)	(3)	1	(2)

Total interest income (TE)	33	(19)	14	63	(43)	20

INTEREST EXPENSE
NOW and money market deposit accounts	1	2	3	1	3	4
Certificates of deposit ($100,000 or more)	(3)	(1)	(4)	(5)	(2)	(7)
Other time deposits	(1)	(3)	(4)	(2)	(6)	(8)

Total interest-bearing deposits	(3)	(2)	(5)	(6)	(5)	(11)
Federal funds purchased and securities sold under repurchase agreements	—	—	—	—	(1)	(1)
Long-term debt	9	(2)	7	15	(3)	12

Total interest expense	6	(4)	2	9	(9)	—

Net interest income (TE)	$27	$(15)	$12	$54	$(34)	$20

(a)	The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.

Noninterest income

As shown in Figure 10, noninterest income was $488 million for the second quarter of 2015, compared to $455 million for the year-ago quarter, an increase of $33 million, or 7.3%. Results for the second quarter of 2015 reflect a record quarter for investment banking and debt placement fees, which increased $42 million year-over-year. This increase was primarily driven by strength in financial advisory fees and loan syndications. Investment banking and debt placement fees also benefited from the third quarter 2014 acquisition of Pacific Crest Securities. Trust and investments services income increased $17 million, primarily due to the impact of the Pacific Crest Securities acquisition as well as strength in our Retail and Private Banking businesses. Additionally, cards and payments income increased $4 million. Partially offsetting these increases was a $16 million decrease in net gains from principal investing and lower operating lease income and other leasing gains, which benefited from a $17 million gain from the early termination of a leveraged lease in the second quarter of 2014.

For the six months ended June 30, 2015, noninterest income increased $35 million, or 3.9%, from the same period one year ago. Trust and investment services income increased $28 million, primarily due to the impact of the Pacific Crest Securities acquisition as well as strength in our Retail and Private Banking businesses. Investment banking and debt placement fees increased $26 million primarily driven by strength in financial advisory fees and loan syndications. These increases were partially offset by a decrease of $21 million in operating lease income and other leasing gains, primarily due to a $17 million gain from the early termination of a leverage lease in the second quarter of 2014.

Figure 10. Noninterest Income

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2015	2014	Amount	Percent	2015	2014	Amount	Percent

Trust and investment services income	$111	$94	$17	18.1%	$220	$192	$28	14.6%
Investment banking and debt placement fees	141	99	42	42.4	209	183	26	14.2
Service charges on deposit accounts	63	66	(3)	(4.5)	124	129	(5)	(3.9)
Operating lease income and other leasing gains	24	35	(11)	(31.4)	43	64	(21)	(32.8)
Corporate services income	43	41	2	4.9	86	83	3	3.6
Cards and payments income	47	43	4	9.3	89	81	8	9.9
Corporate-owned life insurance income	30	28	2	7.1	61	54	7	13.0
Consumer mortgage income	4	2	2	100.0	7	4	3	75.0
Mortgage servicing fees	9	11	(2)	(18.2)	22	26	(4)	(15.4)
Net gains (losses) from principal investing	11	27	(16)	(59.3)	40	51	(11)	(21.6)
Other income (a)	5	9	(4)	(44.4)	24	23	1	4.3

Total noninterest income	$488	$455	$33	7.3%	$925	$890	$35	3.9%

(a)	Included in this line item is our “Dealer trading and derivatives income (loss).” Additional detail is provided in Figure 11.

Figure 11. Dealer Trading and Derivatives Income (Loss)

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2015	2014	Amount	Percent	2015	2014	Amount	Percent
Dealer trading and derivatives income (loss), proprietary (a), (b)	$(4)	$(6)	$2	N/M	$(5)	$(8)	$3	N/M
Dealer trading and derivatives income (loss), nonproprietary (b)	2	3	(1)	(33.3)%	5	6	(1)	(16.7)%

Total dealer trading and derivatives income (loss)	$(2)	$(3)	$1	N/M	—	$(2)	$2	N/M

(a)	For the quarter ended June 30, 2015, income of $1 million related to foreign exchange, interest rate, and commodity derivative trading was offset by losses related to equity securities trading and credit portfolio management activities. For the quarter ended June 30, 2014, income of $1 million related to foreign exchange, interest rate and commodity derivative trading was offset by losses related to equity securities trading, fixed income, and credit portfolio management activities.
(b)	The allocation between proprietary and nonproprietary is made based upon whether the trade is conducted for the benefit of Key or Key’s clients rather than based upon rulemaking under the Volcker Rule. Prohibitions and restrictions on proprietary trading activities imposed by the Volcker Rule became effective April 1, 2014. For more information, see the discussion under the heading “Other Regulatory Developments under the Dodd-Frank Act – ‘Volcker Rule’” in the section entitled “Supervision and Regulation” in Item 1 of our 2014 Form 10-K.

The following discussion explains the composition of certain elements of our noninterest income and the factors that caused those elements to change.

Trust and investment services income

Trust and investment services income is our largest source of noninterest income and consists of brokerage commissions, trust and asset management commissions, and insurance income. The assets under management that primarily generate these revenues are shown in Figure 12. For the three and six months ended June 30, 2015, trust and investment services income increased $17 million, or 18.1%, and $28 million, or 14.6%, respectively, compared to the same periods one year ago. These increases were primarily attributable to the impact of the third quarter 2014 Pacific Crest Securities acquisition as well as strength in our Retail and Private Banking businesses.

A significant portion of our trust and investment services income depends on the value and mix of assets under management. At June 30, 2015, our bank, trust, and registered investment advisory subsidiaries had assets under management of $38.4 billion, compared to $39.7 billion at June 30, 2014. As shown in Figure 12, decreases in the equity, securities lending, and fixed income portfolios were primarily attributable to market movement. These decreases were partially offset by an increase in the money market portfolio.

Figure 12. Assets Under Management

	2015		2014
in millions	Second	First	Fourth	Third	Second
Assets under management by investment type:
Equity	$21,226	$21,681	$21,393	$21,035	$21,576
Securities lending	4,438	4,625	4,835	5,514	5,397
Fixed income	9,899	10,127	10,023	9,975	9,961
Money market	2,836	2,848	2,906	2,759	2,735

Total	$38,399	$39,281	$39,157	$39,283	$39,669

Investment banking and debt placement fees

Investment banking and debt placement fees consist of syndication fees, debt and equity financing fees, financial advisor fees, gains on sales of commercial mortgages, and agency origination fees. Investment banking and debt placement fees increased $42 million, or 42.4%, for the second quarter of 2015 and $26 million, or 14.2%, for the six months ended June 30, 2015, compared to the same periods one year ago. These increases were primarily driven by strength in financial advisory fees and loan syndications. Investment banking and debt placement fees also benefited from the third quarter 2014 acquisition of Pacific Crest Securities.

Service charges on deposit accounts

Service charges on deposit accounts declined $3 million, or 4.5%, and $5 million, or 3.9%, from the three and six months ended June 30, 2015, compared to the same periods one year ago. These decreases were primarily due to lower overdraft, non-sufficient funds, and other fees.

Operating lease income and other leasing gains

Operating lease income and other leasing gains decreased $11 million, or 31.4%, for the second quarter of 2015 and $21 million, or 32.8%, for the six months ended June 30, 2015, compared to the same periods one year ago. The declines were due to a $17 million gain on the termination of a leveraged lease in the second quarter of 2014, an $8 million gain on the termination of a leveraged lease in the first quarter of 2014, and product run-off. Expense related to the rental of leased equipment is presented in Figure 13 as “operating lease expense.”

Cards and payments income

Cards and payments income, which consists of debit card, consumer and commercial credit card, and merchant services income, increased $4 million, or 9.3%, from the year-ago quarter, and $8 million, or 9.9%, for the six months ended June 30, 2015, compared to the period one year ago. The increases were due to higher credit and debit card interchange fees and increased usage of our corporate purchase and prepaid cards.

Consumer mortgage income

Consumer mortgage income increased $2 million, or 100%, from the year-ago quarter, and $3 million, or 75%, for the six months ended June 30, 2015, compared to the same period one year ago. These increases were driven primarily by gains on consumer mortgage loans sold.

Mortgage servicing fees

Mortgage servicing fees decreased $2 million, or 18.2%, from the year-ago quarter and $4 million, or 15.4%, for the six months ended June 30, 2015, compared to the same period one year ago. These decreases were primarily driven by lower levels of other mortgage fees.

Other income

Other income, which consists primarily of gain on sale of certain loans, other service charges, and certain dealer trading income, decreased $4 million, or 44.4%, from the year-ago quarter and increased $1 million, or 4.3%, for the six months ended June 30, 2015, compared to the same period one year ago, primarily attributable to changes in various miscellaneous income categories.

Noninterest expense

As shown in Figure 13, noninterest expense was $711 million for the second quarter of 2015, compared to $687 million for the year-ago quarter, representing an increase of $24 million, or 3.5%. This increase was primarily due to higher performance-based compensation and the third quarter 2014 acquisition of Pacific Crest Securities.

For the six months ended June 30, 2015, noninterest expense increased $29 million, or 2.1%, compared to the same period one year ago. Personnel expense increased $20 million and nonpersonnel expense increased $9 million from one year ago. These increases were mainly due to higher performance-based compensation and the third quarter 2014 acquisition of Pacific Crest Securities.

Figure 13. Noninterest Expense

	Three months ended				Six months ended
	June 30,		Change		June 30,		Change
dollars in millions	2015	2014	Amount	Percent	2015	2014	Amount	Percent
Personnel	$408	$389	$19	4.9%	$797	$777	$20	2.6%
Net occupancy	66	68	(2)	(2.9)	131	132	(1)	(.8)
Computer processing	42	41	1	2.4	80	79	1	1.3
Business services and professional fees	42	41	1	2.4	75	82	(7)	(8.5)
Equipment	22	24	(2)	(8.3)	44	48	(4)	(8.3)
Operating lease expense	12	10	2	20.0	23	20	3	15.0
Marketing	15	13	2	15.4	23	18	5	27.8
FDIC assessment	8	6	2	33.3	16	12	4	33.3
Intangible asset amortization	9	9	—	—	18	19	(1)	(5.3)
OREO expense, net	1	1	—	—	3	2	1	50.0
Other expense	86	85	1	1.2	170	162	8	4.9

Total noninterest expense	$711	$687	$24	3.5%	$1,380	$1,351	$29	2.1%

Average full-time equivalent employees (a)	13,455	13,867	(412)	(3.0)%	13,512	13,961	(449)	(3.2)%

(a)	The number of average full-time-equivalent employees was not adjusted for discontinued operations.

The following discussion explains the composition of certain elements of our noninterest expense and the factors that caused those elements to change.

Personnel

As shown in Figure 14, personnel expense, the largest category of our noninterest expense, increased by $19 million, or 4.9%, in the second quarter of 2015 when compared to the year-ago quarter. For the six months ended June 30, 2015, personnel expense increased $20 million, or 2.6%, from the same period one year ago. Salaries and incentive and stock-based compensation expenses increased from one year ago primarily due to higher performance-based compensation. Employee benefits also increased from the same period last year due to higher health care and pension costs. These increases were partially offset by decreases in technology contract labor, net and severance expenses.

Figure 14. Personnel Expense

	Three months ended				Six months ended
	June 30,		Change		June 30,		Change
dollars in millions	2015	2014	Amount	Percent	2015	2014	Amount	Percent
Salaries	$229	$224	$5	2.2%	$447	$444	$3	.7%
Technology contract labor, net	10	14	(4)	(28.6)	20	31	(11)	(35.5)
Incentive and stock-based compensation	109	91	18	19.8	192	174	18	10.3
Employee benefits	55	50	5	10.0	127	113	14	12.4
Severance	5	10	(5)	(50.0)	11	15	(4)	(26.7)

Total personnel expense	$408	$389	$19	4.9%	$797	$777	$20	2.6%

Operating lease expense

Operating lease expense increased $2 million, or 20%, from the year-ago quarter and $3 million, or 15%, from the six-month period ended one year ago due to increased depreciation expense on operating lease equipment. Income related to the rental of leased equipment is presented in Figure 10 as “operating lease income and other leasing gains.”

Other expense

Other expense comprises various miscellaneous expense items. The $1 million, or 1.2%, increase in the current quarter and the $8 million, or 4.9%, increase in the first six months of 2015 compared to the same periods one year ago reflect fluctuations in several of those line items.

Income taxes

We recorded tax expense from continuing operations of $84 million for the second quarter of 2015 and $76 million for the second quarter of 2014. For the first six months of 2015, we recorded tax expense from continuing operations of $158 million, compared to $168 million for the same period last year.

Our federal tax expense (benefit) differs from the amount that would be calculated using the federal statutory tax rate, primarily because we generate income from investments in tax-advantaged assets, such as corporate-owned life insurance, earn credits associated with investments in low-income housing projects, and make periodic adjustments to our tax reserves. In addition, during the first six months of 2015, our effective tax rate was reduced by additional federal tax credit refunds filed for prior years.

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

Figure 15 summarizes the contribution made by each major business segment to our “taxable-equivalent revenue from continuing operations” and “income (loss) from continuing operations attributable to Key” for the three- and six-month periods ended June 30, 2015, and June 30, 2014.

Figure 15. Major Business Segments - Taxable-Equivalent (TE) Revenue from Continuing Operations and Income

(Loss) from Continuing Operations Attributable to Key

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2015	2014	Amount	Percent	2015	2014	Amount	Percent
REVENUE FROM CONTINUING OPERATIONS (TE)
Key Community Bank	$559	$553	$6	1.1%	$1,108	$1,099	$9	.8%
Key Corporate Bank	477	395	82	20.8	878	786	92	11.7
Other Segments	44	87	(43)	(49.4)	111	153	(42)	(27.5)

Total Segments	1,080	1,035	45	4.3	2,097	2,038	59	2.9
Reconciling Items	(1)	(1)	—	N/M	(4)	—	(4)	N/M

Total	$1,079	$1,034	$45	4.4%	$2,093	$2,038	$55	2.7%

INCOME (LOSS) FROM CONTINUING OPERATIONS ATTRIBUTABLE TO KEY
Key Community Bank	$65	$53	$12	22.6%	$115	$115	—	—
Key Corporate Bank	135	135	—	—	262	272	$(10)	(3.7)%
Other Segments	31	54	(23)	(42.6)	76	91	(15)	(16.5)

Total Segments	231	242	(11)	(4.5)	453	478	(25)	(5.2)
Reconciling Items	4	5	(1)	(20.0)	10	7	3	42.9

Total	$235	$247	$(12)	(4.9)%	$463	$485	$(22)	(4.5)%

Key Community Bank summary of operations

•	Net income increased to $65 million, up 22.6% from prior year

•	Commercial, financial, and agricultural loan growth of $692 million, or 5.9% from prior year

•	Average deposits (excluding certificates of deposit and other time deposits) up $1.6 billion, or 3.6% from the prior year

As shown in Figure 16, Key Community Bank recorded net income attributable to Key of $65 million for the second quarter of 2015, compared to net income attributable to Key of $53 million for the year-ago quarter.

Taxable-equivalent net interest income increased by $1 million, or .3%, from the second quarter of 2014. Average loans and leases increased 2.2% due to commercial, financial, and agricultural loan growth of $692 million, or 5.9%, while average deposits increased 1.1% from one year ago.

Noninterest income increased by $5 million, or 2.6%, from the year-ago quarter. Year-over-year improvement reflected core business growth, including trust and investment services income and cards and payments income, which each increased $5 million, partially offset by a $3 million decrease in service charges on deposit accounts.

The provision for credit losses was $7 million in the second quarter of 2015, compared to $25 million for the same period one year ago.

Noninterest expense increased by $6 million, or 1.4%, from the year-ago quarter, including increases in personnel expense of $2 million and nonpersonnel expense of $4 million, driven by higher marketing and sales-related expenses.

Figure 16. Key Community Bank

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2015	2014	Amount	Percent	2015	2014	Amount	Percent
SUMMARY OF OPERATIONS
Net interest income (TE)	$362	$361	$1	.3%	$720	$724	$(4)	(.6)%
Noninterest income	197	192	5	2.6	388	375	13	3.5

Total revenue (TE)	559	553	6	1.1	1,108	1,099	9	.8
Provision for credit losses	7	25	(18)	(72.0)	36	36	—	—
Noninterest expense	449	443	6	1.4	889	880	9	1.0

Income (loss) before income taxes (TE)	103	85	18	21.2	183	183	—	—
Allocated income taxes (benefit) and TE adjustments	38	32	6	18.8	68	68	—	—

Net income (loss) attributable to Key	$65	$53	$12	22.6%	$115	$115	—	—

AVERAGE BALANCES
Loans and leases	$30,707	$30,034	$673	2.2%	$30,684	$29,916	$768	2.6%
Total assets	32,758	32,132	626	1.9	32,737	32,025	712	2.2
Deposits	50,766	50,232	534	1.1	50,592	50,073	519	1.0

Assets under management at period end	$38,399	$39,632	$(1,233)	(3.1)%	$38,399	$39,632	$(1,233)	(3.1)%

ADDITIONAL KEY COMMUNITY BANK DATA
	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2015	2014	Amount	Percent	2015	2014	Amount	Percent
NONINTEREST INCOME
Trust and investment services income	$76	$71	$5	7.0%	$150	$143	$7	4.9%
Services charges on deposit accounts	52	55	(3)	(5.5)	103	107	(4)	(3.7)
Cards and payments income	43	38	5	13.2	81	74	7	9.5
Other noninterest income	26	28	(2)	(7.1)	54	51	3	5.9

Total noninterest income	$197	$192	$5	2.6%	$388	$375	$13	3.5%

AVERAGE DEPOSITS OUTSTANDING
NOW and money market deposit accounts	$28,284	$27,578	$706	2.6%	$28,080	$27,505	$575	2.1%
Savings deposits	2,385	2,483	(98)	(3.9)	2,381	2,474	(93)	(3.8)
Certificates of deposits ($100,000 or more)	1,547	2,169	(622)	(28.7)	1,552	2,166	(614)	(28.3)
Other time deposits	3,132	3,580	(448)	(12.5)	3,171	3,626	(455)	(12.5)
Deposits in foreign office	299	294	5	1.7	316	302	14	4.6
Noninterest-bearing deposits	15,119	14,128	991	7.0	15,092	14,000	1,092	7.8

Total deposits	$50,766	$50,232	$534	1.1%	$50,592	$50,073	$519	1.0%

HOME EQUITY LOANS
Average balance	$10,266	$10,321
Weighted-average loan-to-value ratio (at date of origination)	71%	71%
Percent first lien positions	60	59

OTHER DATA
Branches	989	1,009
Automated teller machines	1,280	1,311

Key Corporate Bank summary of operations

•	Record high quarter for investment banking and debt placement fees

•	Revenue up 20.8% from the prior year

•	Average loan and lease balances up 10.5% from the prior year

•	Average deposits up 20.5% from the prior year

As shown in Figure 17, Key Corporate Bank recorded net income attributable to Key of $135 million for the second quarter of 2015, unchanged from the same period one year ago.

Taxable-equivalent net interest income increased by $17 million, or 8.1%, compared to the second quarter of 2014. Average earning assets increased $2.6 billion, or 10.3%, from the year-ago quarter, primarily driven by loan growth in commercial, financial and agricultural and real estate commercial mortgage loans. This growth in earning assets drove an increase of $10 million in earning asset spread. Average deposit balances increased $3.4 billion, or 20.5%, from the year-ago quarter, driven by commercial mortgage servicing deposits and other commercial client inflows. This growth in deposit balances drove an increase of $13 million in deposit and borrowing spread.

Noninterest income was up $65 million, or 35.1% from the prior year. This growth was primarily due to a record high quarter for investment banking and debt placement fees, which increased $42 million or 43.3%, driven by strength in financial advisory fees and loan syndications. Trust and investment services income increased $12 million, mostly due to the Pacific Crest Securities acquisition. Operating lease income and other leasing gains also increased $7 million, or 63.6%.

The provision for credit losses was an expense of $38 million for the second quarter of 2015, compared to a credit of $4 million for the same period one year ago.

Noninterest expense increased by $45 million, or 21.7%, from the second quarter of 2014. This increase was due to performance-based compensation and expenses related to the third quarter 2014 acquisition of Pacific Crest Securities.

Figure 17. Key Corporate Bank

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2015	2014	Amount	Percent	2015	2014	Amount	Percent
SUMMARY OF OPERATIONS
Net interest income (TE)	$227	$210	$17	8.1%	$440	$406	$34	8.4%
Noninterest income	250	185	65	35.1	438	380	58	15.3

Total revenue (TE)	477	395	82	20.8	878	786	92	11.7
Provision for credit losses	38	(4)	42	N/M	46	(7)	53	N/M
Noninterest expense	252	207	45	21.7	467	408	59	14.5

Income (loss) before income taxes (TE)	187	192	(5)	(2.6)	365	385	(20)	(5.2)
Allocated income taxes and TE adjustments	52	54	(2)	(3.7)	101	111	(10)	(9.0)

Net income (loss)	135	138	(3)	(2.2)%	264	274	(10)	(3.6)
Less: Net income (loss) attributable to noncontrolling interests	—	3	(3)	N/M	2	2	—	—

Net income (loss) attributable to Key	$135	$135	—	—	$262	$272	$(10)	(3.7)%

AVERAGE BALANCES
Loans and leases	$25,298	$22,886	$2,412	10.5%	$25,012	$22,441	$2,571	11.5%
Loans held for sale	1,234	429	805	187.6	1,006	429	577	134.5
Total assets	31,228	28,007	3,221	11.5	30,765	27,591	3,174	11.5
Deposits	19,708	16,357	3,351	20.5	19,141	16,175	2,966	18.3

Assets under management at period end	—	$37	$(37)	N/M	—	$37	$(37)	N/M

ADDITIONAL KEY CORPORATE BANK DATA

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2015	2014	Amount	Percent	2015	2014	Amount	Percent
NONINTEREST INCOME
Trust and investment services income	$35	$23	$12	52.2%	$70	$50	$20	40.0%
Investment banking and debt placement fees	139	97	42	43.3	207	181	26	14.4
Operating lease income and other leasing gains	18	11	7	63.6	32	33	(1)	(3.0)

Corporate services income	33	30	3	10.0	65	58	7	12.1
Service charges on deposit accounts	11	11	—	—	21	22	(1)	(4.5)
Cards and payments income	4	3	1	33.3	8	7	1	14.3

Payments and services income	48	44	4	9.1	94	87	7	8.0

Mortgage servicing fees	9	11	(2)	(18.2)	22	26	(4)	(15.4)
Other noninterest income	1	(1)	2	N/M	13	3	10	333.3

Total noninterest income	$250	$185	$65	35.1%	$438	$380	$58	15.3%

Other Segments

Other Segments consist of Corporate Treasury, Key’s Principal Investing unit, and various exit portfolios. Other Segments generated net income attributable to Key of $31 million for the second quarter of 2015, compared to net income attributable to Key of $54 million for the same period last year. These results were primarily due to $16 million in lower net gains on principal investing and $19 million in lower operating lease income and other leasing gains, partially offset by a $3 million increase in corporate-owned life insurance income and lower personnel expense.

Financial Condition

Loans and loans held for sale

At June 30, 2015, total loans outstanding from continuing operations were $58.3 billion, compared to $57.4 billion at December 31, 2014, and $55.6 billion at June 30, 2014. The increase in our outstanding loans from continuing operations over the past twelve months results primarily from increased lending activity in our commercial, financial and agricultural portfolio. Loans related to the discontinued operations of the education lending business, which are excluded from total loans at June 30, 2015, December 31, 2014, and June 30, 2014, totaled $2 billion, $2.3 billion, and $4.2 billion, respectively. The decrease in education loans from prior periods is due to the sale, and resulting deconsolidation, of the residual interests in all of our outstanding education loan securitization trusts on September 30, 2014. For more information on balance sheet carrying value, see Note 1 (“Summary of Significant Accounting Policies”) under the headings “Loans” and “Loans Held for Sale” on page 116 of our 2014 Form 10-K.

Commercial loan portfolio

Commercial loans outstanding were $42.4 billion at June 30, 2015, an increase of $2.9 billion, or 7.2%, compared to June 30, 2014.

Commercial, financial and agricultural. Our commercial, financial and agricultural loans, also referred to as “commercial and industrial,” represented 50% of our total loan portfolio at June 30, 2015, 49% at December 31, 2014, and 47% at June 30, 2014, and is the largest component of our total loans. These loans are originated by both Key Corporate Bank and Key Community Bank and consist of fixed and variable rate loans to our large, middle market, and small business clients.

Figure 18 provides our commercial, financial and agricultural loans by industry classification at June 30, 2015, December 31, 2014, and June 30, 2014.

Figure 18. Commercial, Financial and Agricultural Loans

	June 30, 2015		December 31, 2014		June 30, 2014
dollars in millions	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Industry classification:
Services	$6,221	21.2%	$6,053	21.6%	$5,994	22.8%
Manufacturing	4,848	16.6	4,621	16.5	4,568	17.3
Public utilities	2,295	7.8	1,938	6.9	1,869	7.1
Financial services	2,768	9.5	2,844	10.2	2,424	9.2
Wholesale trade	2,463	8.4	2,294	8.2	2,071	7.9
Retail trade	1,254	4.3	1,089	3.9	989	3.8
Mining	766	2.6	946	3.4	786	3.0
Dealer floor plan	1,360	4.6	1,439	5.2	1,245	4.7
Property management	991	3.4	834	3.0	909	3.5
Transportation	1,701	5.8	1,407	5.0	1,196	4.5
Building contractors	677	2.3	683	2.4	687	2.6
Agriculture/forestry/fishing	670	2.3	675	2.4	518	2.0
Insurance	269	.9	257	.9	195	.7
Public administration	698	2.4	501	1.8	560	2.1
Communications	224	.8	196	.7	174	.7
Other	2,080	7.1	2,205	7.9	2,142	8.1

Total	$29,285	100.0%	$27,982	100.0%	$26,327	100.0%

Commercial, financial and agricultural loans increased $3 billion, or 11.2% from the same period last year, with Key Corporate Bank increasing $2.5 billion and Key Community Bank up $631 million. We have experienced growth in new high credit quality loan commitments and utilization with clients in our middle market segment and Institutional and Capital Markets business. Our two largest industry classifications—services and manufacturing—increased by 3.8% and 6.1%, respectively, when compared to one year ago. The services and manufacturing industries represented approximately 21% and 17%, respectively, of the total commercial, financial and agricultural loan portfolio at June 30, 2015, and approximately 23% and 17%, respectively, at June 30, 2014. At the end of each period provided in Figure 18 above, loans in the services and manufacturing industry classifications accounted for approximately 40% of our total commercial, financial and agricultural loan portfolio.

Services, manufacturing, and public utilities are focus areas where we maintain dedicated industry verticals that are staffed by relationship managers who possess deep industry experience and knowledge. Our loans in the services classification grew by $227 million, or 3.8%, compared to last year. Loans in the manufacturing classification grew by $280 million, or 6.1% compared to the same period one year ago. Increases in lending to large corporate, middle market, and business banking clients accounted for the majority of the growth in this classification. Loans in public utilities grew by $426 million, or 22.8%, compared to the same period one year ago.

Our loans in the financial services and transportation classifications increased 14.2% and 42.2%, respectively, compared to the prior year. The increase in financial services loans was primarily attributable to growth in real estate investment trust balances. The increase in transportation loans was primarily attributable to loan growth for rail cars and shipping containers.

Our oil and gas loan portfolio focuses on lending to middle market companies and represents approximately 2% of total loans outstanding at June 30, 2015. We have over 10 years of experience in energy lending with over 20 specialists dedicated to oil and gas. Credit quality on these loans remains solid.

Commercial real estate loans. Our commercial real estate lending business is conducted through two primary sources: our 12-state banking franchise, and KeyBank Real Estate Capital, a national line of business that cultivates relationships with owners of commercial real estate located both within and beyond the branch system. This line of business deals primarily with nonowner-occupied properties (generally properties for which at least 50% of the debt service is provided by rental income from nonaffiliated third parties) and accounted for approximately 67% of our average year-to-date commercial real estate loans, compared to 59% one year ago. KeyBank Real Estate Capital generally focuses on larger owners and operators of commercial real estate.

Commercial real estate loans totaled $9.1 billion and $9 billion at June 30, 2015, and June 30, 2014, respectively, and represented 16% of our total loan portfolio at both dates. These loans, which include both owner- and nonowner-occupied properties, represented 22% and 23% of our commercial loan portfolio at June 30, 2015, and June 30, 2014, respectively. We continue to de-risk the portfolio by changing our focus from developers to owners of completed and stabilized commercial real estate.

Figure 19 includes commercial mortgage and construction loans in both Key Community Bank and Key Corporate Bank. As shown in Figure 19, this loan portfolio is diversified by both property type and geographic location of the underlying collateral.

As presented in Figure 19, at June 30, 2015, our commercial real estate portfolio included mortgage loans of $7.9 billion and construction loans of $1.3 billion, representing 14% and 2%, respectively, of our total loans. At June 30, 2015, nonowner-occupied loans represented 11% of our total loans and owner-occupied loans represented 5% of our total loans. The average size of mortgage loans originated during the second quarter of 2015 was $6.8 million, and our largest mortgage loan at June 30, 2015, had a balance of $75 million. At June 30, 2015, our average construction loan commitment was $6.3 million, our largest construction loan commitment was $49.8 million, and our largest construction loan amount outstanding was $43.8 million.

Also shown in Figure 19, 71% of our commercial real estate loans at June 30, 2015, were for nonowner-occupied properties compared to 69% at June 30, 2014. Approximately 17% of these loans were construction loans at June 30, 2015, compared to 14% at June 30, 2014. Typically, these properties are not fully leased at the origination of the loan. The borrower relies upon additional leasing through the life of the loan to provide the cash flow necessary to support debt service payments. A significant decline in economic growth, and in turn rental rates and occupancy, would adversely affect our portfolio of construction loans.

Figure 19. Commercial Real Estate Loans

	Geographic Region								Percent of		Commercial
dollars in millions	West	Southwest	Central	Midwest	Southeast	Northeast	National	Total	Total	Construction	Mortgage
June 30, 2015
Nonowner-occupied:
Retail properties	$191	$103	$61	$122	$236	$59	$135	$907	9.9%	$153	$754
Multifamily properties	440	125	591	551	791	141	170	2,809	30.8	623	2,186
Health facilities	174	—	172	154	202	284	36	1,022	11.2	145	877
Office buildings	150	5	194	101	54	97	—	601	6.6	90	511
Warehouses	230	—	40	103	44	80	138	635	7.0	39	596
Manufacturing facilities	27	—	—	5	53	—	24	109	1.2	22	87
Hotels/Motels	37	—	10	6	—	6	—	59	.6	—	59
Residential properties	1	—	26	2	1	10	1	41	.5	8	33
Land and development	14	—	6	8	11	10	—	49	.5	39	10
Other	62	—	6	15	32	71	88	274	3.0	14	260

Total nonowner-occupied	1,326	233	1,106	1,067	1,424	758	592	6,506	71.3	1,133	5,373
Owner-occupied	1,098	7	284	593	49	591	—	2,622	28.7	121	2,501

Total	$2,424	$240	$1,390	$1,660	$1,473	$1,349	$592	$9,128	100.0%	$1,254	$7,874

December 31, 2014
Total	$2,518	$307	$1,261	$1,668	$1,393	$1,315	$685	$9,147		$1,100	$8,047

June 30, 2014
Total	$2,479	$316	$1,180	$1,623	$1,356	$1,325	$714	$8,993		$1,047	$7,946

June 30, 2015
Nonowner-occupied:
Nonperforming loans	—	—	—	$8	—	$8	—	$16	N/M	$6	$10
Accruing loans past due 90 days or more	—	—	—	—	—	4	—	4	N/M	—	4
Accruing loans past due 30 through 89 days	$1	—	—	—	—	—	—	1	N/M	—	1

West –	Alaska, California, Hawaii, Idaho, Montana, Oregon, Washington, and Wyoming
Southwest –	Arizona, Nevada, and New Mexico
Central –	Arkansas, Colorado, Oklahoma, Texas, and Utah
Midwest –	Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, and Wisconsin
Southeast –	Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, Washington D.C., and West Virginia
Northeast –	Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, and Vermont
National –	Accounts in three or more regions

During the first six months of 2015, nonperforming loans related to nonowner-occupied properties decreased by $5 million from December 31, 2014, to $16 million at June 30, 2015, and increased by $1 million when compared to June 30, 2014. Our nonowner-occupied commercial real estate portfolio has increased by 5%, or approximately $287 million, since June 30, 2014.

Commercial lease financing. We conduct commercial lease financing arrangements through our KEF line of business and have both the scale and array of products to compete in the equipment lease financing business. Commercial lease financing receivables represented 9% of commercial loans at June 30, 2015, and 11% at June 30, 2014.

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

If loan terms are extended at less than normal market rates for similar lending arrangements, our Asset Recovery Group is consulted to help determine if any concession granted would result in designation as a TDR. Transfer to our Asset Recovery Group is considered for any commercial loan determined to be a TDR. During the first six months of 2015, we had $48 million of new restructured commercial loans compared to $3 million of new restructured commercial loans in the first six months of 2014.

For more information on concession types for our commercial accruing and nonaccruing TDRs, see Note 4.

Figure 20. Commercial TDRs by Note Type and Accrual Status

in millions	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
Commercial TDRs by Note Type
Tranche A	$70	$39	$40	$35	$38

Total Commercial TDRs	$70	$39	$40	$35	$38

Commercial TDRs by Accrual Status
Nonaccruing	$66	$35	$36	$24	$26
Accruing	4	4	4	11	12

Total Commercial TDRs	$70	$39	$40	$35	$38

We often use an A-B note structure for our TDRs, breaking the existing loan into two tranches. First, we create an A note. Since the objective of this TDR note structure is to achieve a fully performing and well-rated A note, we focus on sizing that note to a level that is supported by cash flow available to service debt at current market terms and consistent with our customary underwriting standards. This note structure typically will include a debt coverage ratio of 1.2 or better of cash flow to monthly payments of market interest, and principal amortization of generally not more than 25 years. These metrics are adjusted from time to time based upon changes in long-term markets and “take-out underwriting standards” of our various lines of business. Appropriately sized A notes are more likely to return to accrual status, allowing us to resume recognizing interest income. As the borrower’s payment performance improves, these restructured notes typically also allow for an upgraded internal quality risk rating classification. Moreover, the borrower retains ownership and control of the underlying collateral (typically, commercial real estate), the borrower’s capital structure is strengthened (often to the point that fresh capital is attracted to the transaction), and local markets are spared distressed/fire sales.

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

As of June 30, 2015, we had $3.2 million of mortgage and construction loans that had a loan-to-value ratio greater than 1.0, and were accounted for as performing loans. These loans were not considered impaired due to one or more of the following factors: (i) underlying cash flow adequate to service the debt at a market rate of return with adequate amortization; (ii) a satisfactory borrower payment history; and (iii) acceptable guarantor support.

Consumer loan portfolio

Consumer loans outstanding decreased by $198 million, or 1.2%, from one year ago. The home equity portfolio is the largest segment of our consumer loan portfolio. Approximately 98% of this portfolio at June 30, 2015, was originated from our Key Community Bank within our 12-state footprint. The remainder of the portfolio, which has been in an exit mode since the fourth quarter of 2007, was originated from the Consumer Finance line of business and is now included in Other Segments. Home equity loans in Key Community Bank decreased by $83 million, or .8%, over the past twelve months.

As shown in Figure 16, we held the first lien position for approximately 60% of the Key Community Bank home equity portfolio at June 30, 2015, and 59% at June 30, 2014. For consumer loans with real estate collateral, we track borrower performance monthly. Regardless of the lien position, credit metrics are refreshed quarterly, including recent Fair Isaac Corporation scores as well as original and updated loan-to-value ratios. This information is used in establishing the ALLL. Our methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” beginning on page 117 of our 2014 Form 10-K.

Regulatory guidance issued in January 2012 addressed specific risks and required actions within home equity portfolios associated with second lien loans. At June 30, 2015, 40% of our home equity portfolio was secured by second lien mortgages. On at least a quarterly basis, we continue to monitor the risk characteristics of these loans when determining whether our loss estimation methods are appropriate.

Figure 21 summarizes our home equity loan portfolio by source at the end of each of the last five quarters, as well as certain asset quality statistics and yields on the portfolio as a whole.

Figure 21. Home Equity Loans

	2015		2014
dollars in millions	Second	First	Fourth	Third	Second
SOURCES OF PERIOD-END LOANS
Key Community Bank	$10,296	$10,270	$10,366	$10,380	$10,379
Other	236	253	267	283	300

Total	$10,532	$10,523	$10,633	$10,663	$10,679

Nonperforming loans at period end	$184	$191	$195	$184	$189
Net loan charge-offs for the period	8	5	6	7	10
Yield for the period	3.98%	3.99%	4.01%	4.01%	4.03%

Loans held for sale

As shown in Note 3 (“Loans and Loans Held for Sale”), our loans held for sale increased to $835 million at June 30, 2015, from $734 million at December 31, 2014, and $435 million at June 30, 2014.

At June 30, 2015, loans held for sale included $217 million of commercial, financial and agricultural loans, which increased by $36 million from June 30, 2014, $576 million of commercial mortgage loans, which increased $355 million from June 30, 2014, and $35 million of residential mortgage loans, which increased $12 million from June 30, 2014.

Loan sales

As shown in Figure 22, during the first six months of 2015, we sold $3.2 billion of commercial real estate loans, $308 million of residential real estate loans, $99 million of commercial loans, and $111 million of commercial lease financing loans. Most of these sales came from the held-for-sale portfolio; however, $67 million of these loan sales related to the held-to-maturity portfolio.

Loan sales classified as held for sale generated net gains of $55 million in the first six months of 2015 and are included in “investment banking and debt placement fees” and “other income” on the income statement.

Among the factors that we consider in determining which loans to sell are:

•	our business strategy for particular lending areas;

•	whether particular lending businesses meet established performance standards or fit with our relationship banking strategy;

•	our A/LM needs;

•	the cost of alternative funding sources;

•	the level of credit risk;

•	capital requirements; and

•	market conditions and pricing.

Figure 22 summarizes our loan sales for the first six months of 2015 and all of 2014.

Figure 22. Loans Sold (Including Loans Held for Sale)

in millions	Commercial	Commercial Real Estate	Commercial Lease Financing	Residential Real Estate	Total

2015
Second quarter	$41	$2,210	$48	$188	$2,487
First quarter	58	1,010	63	120	1,251

Total	$99	$3,220	$111	$308	$3,738

2014
Fourth quarter	$29	$2,333	$80	$103	$2,545
Third quarter	179	913	48	127	1,267
Second quarter	152	679	45	104	980
First quarter	16	489	39	73	617

Total	$376	$4,414	$212	$407	$5,409

Figure 23 shows loans that are either administered or serviced by us, but not recorded on the balance sheet, and includes loans that were sold.

Figure 23. Loans Administered or Serviced

	June 30,	March 31,	December 31,	September 30,	June 30,
in millions	2015	2015	2014	2014	2014
Commercial real estate loans	$203,315	$201,397	$191,407	$179,293	$179,194
Education loans (a)	1,459	1,521	1,589	1,655	—
Commercial lease financing	709	701	722	709	708
Commercial loans	337	347	344	340	327

Total	$205,820	$203,966	$194,062	$181,997	$180,229

(a)	During the third quarter of 2014, we sold the residual interests in all of our outstanding education loan securitization trusts to a third party. At September 30, 2014, we deconsolidated the securitization trusts and removed the trust assets from our balance sheet. We retained the servicing for the loans associated with these securitization trusts. See Note 11 (“Acquisitions and Discontinued Operations”) for more information about this transaction.

In the event of default by a borrower, we are subject to recourse with respect to approximately $1.7 billion of the $206 billion of loans administered or serviced at June 30, 2015. Additional information about this recourse arrangement is included in Note 15 (“Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with FNMA.”

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

Securities

Our securities portfolio totaled $19.3 billion at June 30, 2015, compared to $18.4 billion at December 31, 2014, and $17.4 billion at June 30, 2014. Available-for-sale securities were $14.3 billion at June 30, 2015, compared to $13.4 billion at December 31, 2014, and $12.2 billion at June 30, 2014. Held-to-maturity securities were $5 billion at June 30, 2015, compared to $5 billion at December 31, 2014, and $5.2 billion at June 30, 2014.

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

Figure 24. Mortgage-Backed Securities by Issuer

	June 30,	December 31,	June 30,
in millions	2015	2014	2014
FHLMC	$5,037	$5,666	$6,375
FNMA	5,085	4,998	5,564
GNMA	9,083	7,636	5,444

Total (a)	$19,205	$18,300	$17,383

(a)	Includes securities held in the available-for-sale and held-to-maturity portfolios.

Securities available for sale

The majority of our securities available-for-sale portfolio consists of Federal Agency CMOs and mortgage-backed securities. CMOs are debt securities secured by a pool of mortgages or mortgage-backed securities. These mortgage securities generate interest income, serve as collateral to support certain pledging agreements, and provide liquidity value under upcoming regulatory requirements. At June 30, 2015, we had $14.2 billion invested in CMOs and other mortgage-backed securities in the available-for-sale portfolio, compared to $13.3 billion at December 31, 2014, and $12.2 billion at June 30, 2014.

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

Throughout 2014 and the first half of 2015, our investing activities continued to complement other balance sheet developments and provide for our ongoing liquidity management needs. Our actions to not reinvest the monthly security cash flows at various times during this time period served to provide the liquidity necessary to address our funding requirements. These funding requirements included ongoing loan growth and occasional debt maturities. At other times, we may make additional investments that go beyond the replacement of maturities or mortgage security cash flows as our liquidity position and/or interest rate risk management strategies may require. Lastly, our focus on investing in GNMA-related securities is also related to liquidity management strategies as we continue to prepare for future regulatory requirements.

Figure 25 shows the composition, yields, and remaining maturities of our securities available for sale. For more information about these securities, including gross unrealized gains and losses by type of security and securities pledged, see Note 6.

Figure 25. Securities Available for Sale

dollars in millions	States and Political Subdivisions	Collateralized Mortgage Obligations (a)	Other Mortgage- Backed Securities (a)	Other Securities (b)	Total		Weighted- Average Yield (c)

June 30, 2015
Remaining maturity:
One year or less	$2	$258	—	—	$260		3.03%
After one through five years	12	10,940	$1,742	$22	12,716		2.11
After five through ten years	5	553	707	—	1,265		2.11
After ten years	—	—	3	—	3		5.45

Fair value	$19	$11,751	$2,452	$22	$14,244		—
Amortized cost	19	11,765	2,439	20	14,243		2.13%
Weighted-average yield (c)	6.23%	2.12%	2.13%	—	2.13	% (d)	—
Weighted-average maturity	3.5 years	3.8 years	4.0 years	3.3 years	3.8 years		—

December 31, 2014
Fair value	$23	$11,270	$2,035	$32	$13,360		—
Amortized cost	22	11,310	2,004	29	13,365		2.24%

June 30, 2014
Fair value	$31	$9,866	$2,305	$22	$12,224		—
Amortized cost	30	9,912	2,273	18	12,233		2.29%

(a)	Maturity is based upon expected average lives rather than contractual terms.
(b)	Includes primarily marketable equity securities.
(c)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.
(d)	Excludes $22 million of securities at June 30, 2015, that have no stated yield.

Held-to-maturity securities

Federal Agency CMOs and mortgage-backed securities constitute essentially all of our held-to-maturity securities. The remaining balance comprises foreign bonds and capital securities. Figure 26 shows the composition, yields and remaining maturities of these securities.

Figure 26. Held-to-Maturity Securities

dollars in millions	Collateralized Mortgage Obligations	Other Mortgage-backed Securities	Other Securities		Total		Weighted- Average Yield (a)

June 30, 2015
Remaining maturity:
One year or less	—	—	$7		$7		2.99%
After one through five years	$4,463	—	13		4,476		1.88
After five through ten years	—	$539	—		539		2.69

Amortized cost	$4,463	$539	$20		$5,022		1.97%
Fair value	4,437	535	20		4,992		—
Weighted-average yield	1.88%	2.69%	2.64	%(b)	1.97	%(b)	—
Weighted-average maturity	3.4 years	7.1 years	2.1 years		3.8 years		—

December 31, 2014
Amortized cost	$4,755	$240	$20		$5,015		1.95%
Fair value	4,713	241	20		4,974		—

June 30, 2014
Amortized cost	$5,213	—	$20		$5,233		1.92%
Fair value	5,134	—	20		5,154		—

(a)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.
(b)	Excludes $5 million of securities at June 30, 2015, that have no stated yield.

Other investments

Principal investments — investments in equity and debt instruments made by our Principal Investing unit — represented 50% of other investments at June 30, 2015. They include direct investments (investments made in a particular company) as well as indirect investments (investments made through funds that include other investors). Principal investments are predominantly made in privately held companies and are carried at fair value. The fair value of the direct investments was $70 million at June 30, 2015, $104 million at December 31, 2014, and $146 million at June 30, 2014, while the fair value of the indirect investments was $282 million at June 30, 2015, $302 million at December 31, 2014, and $399 million at June 30, 2014. Under the requirements of the Volcker Rule, we will be required to dispose of some or all of our indirect principal investments. The Federal Reserve extended the conformance period to July 21, 2016, for all banking entities with respect to covered funds. The Federal Reserve also indicated its intent to exercise the authority granted by Section 13 of the Bank Holding Company Act to grant the final one-year extension until July 21, 2017. If this authority is not exercised by the Federal Reserve, Key is permitted to file for an additional extension of up to five years for illiquid funds, to retain the indirect investments for a longer period of time. We plan to apply for the extension, if not granted automatically, and hold the investments. As of June 30, 2015, we have not committed to a plan to sell these investments. For more information about the Volcker Rule, see the discussion under the heading “Other Regulatory Developments under the Dodd-Frank Act – ‘Volcker Rule’” in the section entitled “Supervision and Regulation” beginning on page 16 of our 2014 Form 10-K.

In addition to principal investments, “other investments” include other equity and mezzanine instruments, such as certain real-estate-related investments that are carried at fair value, as well as other types of investments that generally are carried at cost. There are indirect real-estate-related investments valued at $9 million at June 30, 2015, $10 million at December 31, 2014, and $16 million at June 30, 2014, that may be subject to the disposal requirements under the Volcker Rule, as described in the previous paragraph.

Most of our other investments are not traded on an active market. We determine the fair value at which these investments should be recorded based on the nature of the specific investment and all available relevant information. This review may encompass such factors as the issuer’s past financial performance and future potential, the values of public companies in comparable businesses, the risks associated with the particular business or investment type, current market conditions, the nature and duration of resale restrictions, the issuer’s payment history, our knowledge of the industry, third-party data, and other relevant factors. During the first six months of 2015, net gains from our principal investing activities (including results attributable to noncontrolling interests) totaled $40 million, which includes $30 million of net unrealized losses. These net gains are recorded as “net gains (losses) from principal investing” on the income statement. Additional information regarding these investments is provided in Note 5 (“Fair Value Measurements”).

Deposits and other sources of funds

Domestic deposits are our primary source of funding. During the second quarter of 2015, average domestic deposits were $70.3 billion and represented 85% of the funds we used to support loans and other earning assets, compared to $66.5 billion and 85% during the second quarter of 2014. The composition of our average deposits is shown in Figure 8 in the section entitled “Net interest income.”

Average domestic deposits grew from the second quarter of 2014 to the second quarter of 2015 due to increases in noninterest-bearing deposits of $3.3 billion and NOW and money market deposit accounts of $1.8 billion. These increases were due to continued growth in the commercial mortgage servicing business and inflows from commercial and consumer clients and were partially offset by a decline in certificates of deposit.

Wholesale funds, consisting of deposits in our foreign office and short-term borrowings, averaged $1.8 billion during the second quarter of 2015, compared to $2.7 billion during the second quarter of 2014. The change from the second quarter of 2014 was caused by a decrease of $913 million in federal funds purchased and securities sold under agreements to repurchase and a decline of $79 million in foreign office deposits, partially offset by a $112 million increase in bank notes and other short-term borrowings.

Capital

At June 30, 2015, our shareholders’ equity was $10.6 billion, up $60 million from December 31, 2014. The following sections discuss certain factors that contributed to this change. For other factors that contributed to the change, see the Consolidated Statements of Changes in Equity (Unaudited).

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

During the second quarter of 2015, we repurchased $129 million of common shares under our 2015 capital plan authorization.

Dividends

As previously reported, our 2015 capital plan proposed an increase in our quarterly common share dividend from $.065 to $.075 per share, which was approved by our Board in May 2015. An additional potential increase in our quarterly common share dividend, up to $.085 per share, will be considered by the Board in 2016 for the fifth quarter of the 2015 capital plan. Other changes to future dividends may be evaluated by the Board based upon our earnings, financial condition, and other factors, including regulatory review. Further information regarding the capital planning process and CCAR is included under the heading “Regulatory capital and liquidity” in the “Supervision and Regulation” section beginning on page 10 of our 2014 Form 10-K.

Consistent with the 2015 capital plan, we made a dividend payment of $.075 per share, or $64 million, on our common shares during the second quarter of 2015.

We also made a quarterly dividend payment of $1.9375 per share, or $5.6 million, on our Series A Preferred Stock during the second quarter of 2015.

Common shares outstanding

Our common shares are traded on the NYSE under the symbol KEY with 27,785 holders of record at June 30, 2015. Our book value per common share was $12.21 based on 843.6 million shares outstanding at June 30, 2015, compared to $11.91 per common share based on 859.4 million shares outstanding at December 31, 2014, and $11.65 per common share based on 876.8 million shares outstanding at June 30, 2014. At June 30, 2015, our tangible book value per common share was $10.92, compared to $10.65 per common share at December 31, 2014, and $10.50 per common share at June 30, 2014.

Figure 27 shows activities that caused the change in outstanding common shares over the past five quarters.

Figure 27. Changes in Common Shares Outstanding

	2015		2014
in thousands	Second	First	Fourth	Third	Second
Shares outstanding at beginning of period	850,920	859,403	868,477	876,823	884,869
Common shares repurchased	(8,794)	(14,087)	(9,786)	(8,830)	(7,824)
Shares reissued (returned) under employee benefit plans	1,482	5,571	712	484	(222)
Common shares exchanged for Series A Preferred Stock	—	33	—	—	—

Shares outstanding at end of period	843,608	850,920	859,403	868,477	876,823

As shown above, common shares outstanding decreased by 7.3 million shares during the second quarter of 2015 due to share repurchases under our 2015 capital plan, partially offset by the net activity in our employee benefit plans.

At June 30, 2015, we had 173.4 million treasury shares, compared to 157.6 million treasury shares at December 31, 2014, and 140.1 million treasury shares at June 30, 2014. Going forward we expect to reissue treasury shares as needed in connection with stock-based compensation awards and for other corporate purposes.

Information on repurchases of common shares by KeyCorp is included in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this report.

Capital adequacy

Capital adequacy is an important indicator of financial stability and performance. All of our capital ratios remained in excess of regulatory requirements at June 30, 2015. Our capital and liquidity levels are intended to position us to weather an adverse credit cycle while continuing to serve our clients’ needs, as well as to meet the Regulatory Capital Rules described in the “Supervision and regulation” section of Item 2 of this report. Our shareholders’ equity to assets ratio was 11.19% at June 30, 2015, compared to 11.22% at December 31, 2014, and 11.44% at June 30, 2014. Our tangible common equity to tangible assets ratio was 9.86% at June 30, 2015, compared to 9.88% at December 31, 2014, and 10.15% at June 30, 2014.

Federal banking regulators have promulgated minimum risk-based capital and leverage ratio requirements for BHCs like KeyCorp and their banking subsidiaries like KeyBank. As of January 1, 2015, Key and KeyBank (consolidated) were each required to maintain a minimum Tier 1 risk-based capital ratio of 6.00%, a total risk-based capital ratio of 8.00%, and a Tier 1 leverage ratio of 4.00%. At June 30, 2015, our Tier 1 risk-based capital ratio, total risk-based capital ratio, and Tier 1 leverage ratio were 11.11%, 12.66%, and 10.74%, respectively, compared to 11.90%, 13.89%, and 11.26%, respectively, at December 31, 2014, and 11.99%, 14.14%, and 11.24% at June 30, 2014. In addition, as of January 1, 2015, Key and KeyBank (consolidated) were each required to maintain a minimum Common Equity Tier 1 capital ratio of 4.5%. At June 30, 2015, our Common Equity Tier 1 capital ratio was 10.71%.

The adoption of the Regulatory Capital Rules changes the regulatory capital standards that apply to BHCs by phasing out the treatment of capital securities and cumulative preferred securities as eligible Tier 1 capital. The phase-out period, which began January 1, 2015, for standardized approach banking organizations such as KeyCorp, will result in our trust preferred securities issued by the KeyCorp capital trusts being treated only as Tier 2 capital by 2016. The trust preferred securities issued by the KeyCorp capital trusts contribute $85 million, or 9 basis points, to our Tier 1 risk-based capital ratio of 11.11% and Tier 1 leverage ratio of 10.74% at June 30, 2015. The trust preferred securities contribute $340 million, or 38 basis points, to our total risk-based capital ratio of 12.66% at June 30, 2015. The new minimum capital and leverage ratios under the Regulatory Capital Rules together with the estimated ratios of Key at June 30, 2015, calculated on a fully phased-in basis, are set forth under the heading “New minimum capital and leverage ratio requirements” in the “Supervision and regulation” section in Item 2 of this report.

As previously indicated in the “Supervision and Regulation” section of Item 1 of our 2014 Form 10-K under the heading “Revised prompt corrective action capital category ratios,” the prompt corrective action capital category regulations do not apply to BHCs. If, however, these regulations did apply to BHCs, we believe KeyCorp would qualify for the “well capitalized” capital category at June 30, 2015. Moreover, after accounting for the phase-out of our trust preferred securities as Tier 1 eligible (and as Tier 2 instead) as of June 30, 2015, we estimate KeyCorp would still qualify for the “well capitalized” capital category under the Regulatory Capital Rules, with an estimated Tier 1 risk-based capital ratio, estimated Tier 1 leverage ratio, estimated Common Equity Tier 1 capital ratio, and estimated total risk-based capital ratio of 11.02%, 10.64%, 10.71%, and 12.66%, respectively. The new threshold ratios for a “well capitalized” and an “adequately capitalized” institution under the Regulatory Capital Rules are described in the “Supervision and regulation” section of Item 2 of this report under the heading “Revised prompt corrective action capital category ratios.” Since the regulatory capital categories under these regulations serve a limited supervisory function, investors should not use them as a representation of the overall financial condition or prospects of KeyCorp. A discussion of the regulatory capital standards and other related capital adequacy regulatory standards is included in the section “Regulatory capital and liquidity” in “Supervision and Regulation” under Item 1 of our 2014 Form 10-K.

Traditionally, the banking regulators have assessed bank and BHC capital adequacy based on both the amount and composition of capital, the calculation of which is prescribed in federal banking regulations. The Federal Reserve’s assessment of capital adequacy previously focused on a component of Tier 1 risk-based capital, known as Tier 1 common equity, and its review of the consolidated capitalization of SIFIs, including KeyCorp. The capital modifications mandated by the Regulatory Capital Rules, which became effective on January 1, 2015, for Key, require higher and better-quality capital and introduced a new capital measure, “Common Equity Tier 1.” Common Equity Tier 1 is not formally defined by GAAP and is considered to be a non-GAAP financial measure. Figure 7 in the “Highlights of Our Performance” section reconciles Key shareholders’ equity, the GAAP performance measure, to Common Equity Tier 1, the corresponding non-GAAP measure. Our Common Equity Tier 1 ratio was 10.71% at June 30, 2015.

At June 30, 2015, for Key’s consolidated operations, we had a federal net deferred tax asset of $210 million and a state deferred tax asset of $25 million, compared to a federal net deferred tax asset of $195 million and a state deferred tax asset of $22 million at December 31, 2014, and a federal net deferred tax asset of $137 million and a state deferred tax asset of $6 million at June 30, 2014. We recorded a valuation allowance of less than $1 million against the gross deferred tax assets associated with certain state net operating loss carryforwards and state credit carryforwards at June 30, 2015, compared to $1 million at June 30, 2014. Starting with the implementation of the Regulatory Capital Rules on January 1, 2015, deferred tax assets that arise from net operating loss and tax credit carryforwards are deductible from Common Equity Tier 1 on a phase-in basis. As of June 30, 2015, this balance was approximately $1 million.

Figure 28 represents the details of our regulatory capital position at June 30, 2015, under the Regulatory Capital Rules. Figure 29 represents the details of our regulatory capital position at December 31, 2014, and June 30, 2014.

Figure 28. Capital Components and Risk-Weighted Assets (Regulatory Capital Rules)

dollars in millions	June 30, 2015
COMMON EQUITY TIER 1
Key shareholders’ equity (GAAP)	$10,590
Less: Preferred Stock, Series A (a)	281

Common Equity Tier 1 capital before adjustments and deductions	10,309

Less: Goodwill, net of deferred taxes	1,034
Intangible assets, net of deferred taxes	33
Deferred tax assets	1
Net unrealized gains (losses) on available-for-sale securities, net of deferred taxes	—
Accumulated gains (losses) on cash flow hedges, net of deferred taxes	(20)
Amounts in AOCI attributed to pension and postretirement benefit costs, net of deferred taxes	(361)

Total Common Equity Tier 1 capital	$9,622

TIER 1 CAPITAL
Common Equity Tier 1	$9,622
Additional Tier 1 capital instruments and related surplus	281
Non-qualifying capital instruments subject to phase out	85
Less: Deductions	1

Total Tier 1 capital	9,987

TIER 2 CAPITAL
Tier 2 capital instruments and related surplus	521
Allowance for losses on loans and liability for losses on lending-related commitments (b)	863
Net unrealized gains on available-for-sale preferred stock classified as an equity security	1
Less: Deductions	—

Total Tier 2 capital	1,385

Total risk-based capital	$11,372

RISK-WEIGHTED ASSETS
Risk-weighted assets on balance sheet	$67,460
Risk-weighted off-balance sheet exposure	21,808
Market risk-equivalent assets	583

Gross risk-weighted assets	89,851
Less: Excess allowance for loan and lease losses	—

Net risk-weighted assets	$89,851

AVERAGE QUARTERLY TOTAL ASSETS	$93,024

CAPITAL RATIOS
Tier 1 risk-based capital	11.11%
Total risk-based capital	12.66
Leverage (c)	10.74
Common Equity Tier 1	10.71

(a)	Net of capital surplus.
(b)	The ALLL included in Tier 2 capital is limited by regulation to 1.25% of the institution’s standardized total risk-weighted assets (excluding its standardized market risk-weighted assets). The ALLL includes $22 million of allowance classified as “discontinued assets” on the balance sheet at June 30, 2015.
(c)	This ratio is Tier 1 capital divided by average quarterly total assets as defined by the Federal Reserve less: (i) goodwill, (ii) the disallowed intangible and deferred tax assets, and (iii) other deductions from assets for leverage capital purposes.

Figure 29. Capital Components and Risk-Weighted Assets

	December 31,	June 30,
dollars in millions	2014	2014
TIER 1 CAPITAL
Key shareholders’ equity	$10,530	$10,504
Qualifying capital securities	339	339
Less: Goodwill	1,057	979
Accumulated other comprehensive income (a)	(395)	(328)
Other assets (b)	83	86

Total Tier 1 capital	10,124	10,106

TIER 2 CAPITAL
Allowance for losses on loans and liability for losses on lending-related commitments (c)	859	883
Net unrealized gains on equity securities available for sale	1	2
Qualifying long-term debt	840	930

Total Tier 2 capital	1,700	1,815

Total risk-based capital	$11,824	$11,921

TIER 1 COMMON EQUITY
Tier 1 capital	$10,124	$10,106
Less: Qualifying capital securities	339	339
Series A Preferred Stock (d)	282	282

Total Tier 1 common equity	$9,503	$9,485

RISK-WEIGHTED ASSETS
Risk-weighted assets on balance sheet	$66,054	$66,154
Risk-weighted off-balance sheet exposure	19,360	18,435
Less: Goodwill	1,057	979
Other assets (b)	120	251
Plus: Market risk-equivalent assets	863	928

Gross risk-weighted assets	85,100	84,287
Less: Excess allowance for loan and lease losses	—	—

Net risk-weighted assets	$85,100	$84,287

AVERAGE QUARTERLY TOTAL ASSETS	$91,116	$91,110

CAPITAL RATIOS
Tier 1 risk-based capital	11.90%	11.99%
Total risk-based capital	13.89	14.14
Leverage (e)	11.26	11.24
Tier 1 common equity	11.17	11.25

(a)	Includes net unrealized gains or losses on securities available for sale (except for net unrealized losses on marketable equity securities), net gains or losses on cash flow hedges, and amounts resulting from the application of the applicable accounting guidance for defined benefit and other postretirement plans.
(b)	Other assets deducted from Tier 1 capital and risk-weighted assets consist of disallowed intangible assets (excluding goodwill) and deductible portions of nonfinancial equity investments. There were no disallowed deferred tax assets at December 31, 2014, and June 30, 2014.
(c)	The ALLL included in Tier 2 capital is limited by regulation to 1.25% of the sum of gross risk-weighted assets plus low level exposures and residual interests calculated under the direct reduction method, as defined by the Federal Reserve. The ALLL includes $29 million and $32 million of allowance classified as “discontinued assets” on the balance sheet at December 31, 2014, and June 30, 2014, respectively.
(d)	Net of capital surplus.
(e)	This ratio is Tier 1 capital divided by average quarterly total assets as defined by the Federal Reserve less: (i) goodwill, (ii) the disallowed intangible assets described in footnote (b), and (iii) deductible portions of nonfinancial equity investments; plus assets derecognized as an offset to AOCI resulting from the adoption and subsequent application of the applicable accounting guidance for defined benefit and other postretirement plans.

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

The Board serves in an oversight capacity ensuring that Key’s risks are managed in a manner that is effective and balanced and adds value for the shareholders. The Board understands Key’s risk philosophy, approves the risk appetite, inquires about risk practices, reviews the portfolio of risks, compares the actual risks to the risk appetite, and is apprised of significant risks, both actual and emerging, and determines whether management is responding appropriately. The Board challenges management and ensures accountability.

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

The Board’s Risk Committee assists the Board in oversight of strategies, policies, procedures, and practices relating to the assessment and management of enterprise-wide risk, including credit, market, liquidity, model, operational, compliance, reputation, and strategic risks. The Risk Committee also assists the Board in overseeing risks related to capital adequacy, capital planning, and capital actions. The Risk Committee reviews and provides oversight of management’s activities related to the enterprise-wide risk management framework, which includes review of the ERM Policy, including the Risk Appetite Statement, and management and ERM reports. The Risk Committee also approves any material changes to the charter of the ERM Committee and significant policies relating to risk management.

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

Management of trading market risks. Market risk management is an integral part of Key’s risk culture. The Risk Committee of our Board provides oversight of trading market risks. The ERM Committee and the Market Risk Committee regularly review and discuss market risk reports prepared by our MRM that contain our market risk exposures and results of monitoring activities. Market risk policies and procedures have been defined and approved by the Market Risk Committee, a Tier 2 Risk Governance Committee, and take into account our tolerance for risk and consideration for the business environment.

The MRM is an independent risk management function that partners with the lines of business to identify, measure, and monitor market risks throughout our company. The MRM is responsible for ensuring transparency of significant market risks, monitoring compliance with established limits, and escalating limit exceptions to appropriate senior management. The various business units and trading desks are responsible for ensuring that market risk exposures are well-managed and prudent. Market risk is monitored through various measures, such as VaR, and through routine stress testing, sensitivity, and scenario analyses. The MRM conducts stress tests for each covered position using historical worst case and standard shock scenarios. VaR, stressed VaR, and other analyses are prepared daily and distributed to appropriate management.

Covered positions. We monitor the market risk of our covered positions, which includes all of our trading positions as well as all foreign exchange and commodity positions, regardless of whether the position is in a trading account. All positions in the trading account are recorded at fair value, and changes in fair value are reflected in our consolidated statements of income. Information regarding our fair value policies, procedures, and methodologies is provided in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Fair Value Measurements” beginning on page 118 of our 2014 Form 10-K and Note 5 (“Fair Value Measurements”) in this report. Instruments that are used to hedge nontrading activities, such as bank-issued debt and loan portfolios, equity positions that are not actively traded, and securities financing activities, do not meet the definition of a covered position. The MRM is responsible for identifying our portfolios as either covered or non-covered. The Covered Position Working Group develops the final list of covered positions, and a summary is provided to the Market Risk Committee.

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

Actual losses for the total covered positions did not exceed aggregate daily VaR on any day during the quarters ended June 30, 2015, and June 30, 2014. The MRM backtests our VaR model on a daily basis to evaluate its predictive power. The test compares VaR model results at the 99% confidence level to daily held profit and loss. Results of backtesting are provided to the Market Risk Committee. Backtesting exceptions occur when trading losses exceed VaR.

We do not engage in correlation trading, or utilize the internal model approach for measuring default and credit migration risk. Our net VaR approach incorporates diversification, but our VaR calculation does not include the impact of counterparty risk and our own credit spreads on derivatives.

The aggregate VaR at the 99% confidence level for all covered positions was $1 million at June 30, 2015, and $1.1 million at June 30, 2014. The decrease in aggregate VaR was primarily due to reduced exposures in credit default swaps. Figure 30 summarizes our VaR at the 99% confidence level for significant portfolios of covered positions for the three months ended June 30, 2015, and June 30, 2014. During this period, none of our significant portfolios daily trading VaR numbers exceeded their VaR limits or stress VaR limits.

Figure 30. VaR for Significant Portfolios of Covered Positions

	2015				2014
	Three months ended June 30,				Three months ended June 30,
in millions	High	Low	Mean	June 30,	High	Low	Mean	June 30,
Trading account assets:
Fixed income	$.9	$.3	$.6	$.6	$.7	$.3	$.5	$.6
Derivatives:
Interest rate	$.1	.1	$.1	$.1	$.6	$.1	$.4	$.1
Credit	.3	$.1	.2	.1	.5	.1	.2	.2

Stressed VaR is calculated using our general VaR results at the 99% confidence level and applying certain assumptions. The aggregate stressed VaR for all covered positions was $2.9 million at June 30, 2015, and $3.4 million at June 30, 2014. Figure 31 summarizes our stressed VaR for significant portfolios of covered positions for the three months ended June 30, 2015, and June 30, 2014, as used for market risk capital charge calculation purposes.

Figure 31. Stressed VaR for Significant Portfolios of Covered Positions

	2015				2014
	Three months ended June 30,				Three months ended June 30,
in millions	High	Low	Mean	June 30,	High	Low	Mean	June 30,
Trading account assets:
Fixed income	$2.6	$.9	$1.7	$1.8	$2.1	$1.0	$1.6	$1.7
Derivatives:
Interest rate	$.3	$.2	$.2	$.2	$1.8	$.3	$1.1	$.3
Credit	.9	.2	.7	.4	1.4	.3	.7	.5

Internal capital adequacy assessment. Market risk is a component of our internal capital adequacy assessment. Our risk-weighted assets include a market risk-equivalent asset position, which consists of a VaR component, stressed VaR component, a de minimis exposure amount, and a specific risk add-on, which are added together to arrive at total market risk equivalent assets. Specific risk is the price risk of individual financial instruments, which is not accounted for by changes in broad market risk factors and is measured through a standardized approach. Specific risk calculations are run quarterly by the MRM, and approved by the Chief Market Risk Officer.

Nontrading market risk

Most of our nontrading market risk is derived from interest rate fluctuations and its impacts on our traditional loan and deposit products, as well as investments, hedging relationships, long-term debt, and certain short-term borrowings. Interest rate risk, which is inherent in the banking industry, is measured by the potential for fluctuations in net interest income and the EVE. Such fluctuations may result from changes in interest rates and differences in the repricing and maturity characteristics of interest-earning assets and interest-bearing liabilities. We manage the exposure to changes in net interest income and the EVE in accordance with our risk appetite and within Board-approved policy limits.

Interest rate risk positions are influenced by a number of factors including the balance sheet positioning that arises out of consumer preferences for loan and deposit products, economic conditions, the competitive environment within our markets, changes in market interest rates that affect client activity, and our hedging, investing, funding, and capital positions. The primary components of interest rate risk exposure consist of reprice risk, basis risk, yield curve risk, and option risk.

The management of nontrading market risk is centralized within Corporate Treasury. The Risk Committee of our Board provides oversight of nontrading market risk. The ERM Committee and the ALCO review reports on the components of interest rate risk described above as well as sensitivity analyses of these exposures. These committees have various responsibilities related to managing nontrading market risk, including recommending, approving, and monitoring strategies that maintain risk positions within approved tolerance ranges. The Asset Liability Management policy provides the framework for the oversight and management of interest rate risk and is administered by the ALCO. Internal and external emerging issues are monitored on a daily basis. The MRM, as the second line of defense, provides additional oversight.

•	“Reprice risk”is the exposure to changes in interest rates and occurs when the volume of interest-bearing liabilities and the volume of interest-earning assets they fund (e.g., deposits used to fund loans) do not mature or reprice at the same time.

•	“Basis risk” is the exposure to asymmetrical changes in interest rate indexes and occurs when floating-rate assets and floating-rate liabilities reprice at the same time, but in response to different market factors or indexes.

•	“Yield curve risk” is the exposure to non-parallel changes in the slope of the yield curve (where the yield curve depicts the relationship between the yield on a particular type of security and its term to maturity) and occurs when interest-bearing liabilities and the interest-earning assets that they fund do not price or reprice to the same term point on the yield curve.

•	“Option risk” is the exposure to a customer or counterparty’s ability to take advantage of the interest rate environment and terminate or reprice one of our assets, liabilities, or off-balance sheet instruments prior to contractual maturity without a penalty. Option risk occurs when exposures to customer and counterparty early withdrawals or prepayments are not mitigated with an offsetting position or appropriate compensation.

Net interest income simulation analysis. The primary tool we use to measure our interest rate risk is simulation analysis. For purposes of this analysis, we estimate our net interest income based on the current and projected composition of our on- and off-balance sheet positions, accounting for recent and anticipated trends in customer activity. The analysis also incorporates assumptions for the current and projected interest rate environments, including a most likely macro-economic scenario. Simulation modeling assumes that residual risk exposures will be managed to within the risk appetite and Board-approved policy limits.

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

Figure 32 presents the results of the simulation analysis at June 30, 2015, and June 30, 2014. At June 30, 2015, our simulated exposure to changes in interest rates was moderately asset sensitive, and net interest income would benefit over time from either an increase in short-term or intermediate-term interest rates. Tolerance levels for risk management require the development of remediation plans to maintain residual risk within tolerance if simulation modeling demonstrates that a gradual increase or decrease in short-term interest rates over the next 12 months would adversely affect net interest income over the same period by more than 4%. As shown in Figure 32, we are operating within these levels as of June 30, 2015.

Figure 32. Simulated Change in Net Interest Income

June 30, 2015
Basis point change assumption (short-term rates)	-25	+200
Tolerance level	-4.00%	-4.00%

Interest rate risk assessment	-.99%	2.79%

June 30, 2014
Basis point change assumption (short-term rates)	-25	+200
Tolerance level	-4.00%	-4.00%

Interest rate risk assessment	-1.52%	3.00%

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

Economic value of equity modeling. EVE complements net interest income simulation analysis as it estimates risk exposure beyond 12-, 24-, and 36-month horizons. EVE modeling measures the extent to which the economic values of assets, liabilities and off-balance sheet instruments may change in response to fluctuations in interest rates. EVE is calculated by subjecting the balance sheet to an immediate 200 basis point increase or decrease in interest rates, measuring the resulting change in the values of assets, liabilities and off-balance sheet instruments, and comparing those amounts with the base case of an unchanged interest rate environment. Because the calculation of EVE under an immediate 200 basis point decrease in interest rates in the current low rate environment results in certain interest rates declining to zero and a less than 200 basis point decrease in certain yield curve term points, we have modified the standard declining rate scenario to an immediate 100 basis point decrease. This analysis is highly dependent upon assumptions applied to assets and liabilities with non-contractual maturities. Those assumptions are based on historical behaviors, as well as our expectations. We develop remediation plans that would maintain residual risk within tolerance if this analysis indicates that our EVE will decrease by more than 15% in response to an immediate increase or decrease in interest rates. We are operating within these guidelines as of June 30, 2015.

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

Figure 33. Portfolio Swaps by Interest Rate Risk Management Strategy

	June 30, 2015
				Weighted-Average			June 30, 2014
	Notional	Fair		Maturity	Receive	Pay	Notional	Fair
dollars in millions	Amount	Value		(Years)	Rate	Rate	Amount	Value
Receive fixed/pay variable — conventional A/LM (a)	$10,455	$1		2.6	1.0%	.2%	$9,300	$18
Receive fixed/pay variable — conventional debt	6,760	191		3.5	2.1	.2	5,074	215
Pay fixed/receive variable — conventional debt	50	(5)		13.0	.3	3.6	50	(4)

Total portfolio swaps	$17,265	$187	(b)	3.0	1.5%	.2%	$14,424	$229	(b)

(a)	Portfolio swaps designated as A/LM are used to manage interest rate risk tied to both assets and liabilities.

(b)	Excludes accrued interest of $58 million and $61 million for June 30, 2015, and June 30, 2014, respectively.

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

The management of consolidated liquidity risk is centralized within Corporate Treasury. Oversight and governance is provided by the Board, the ERM Committee, the ALCO, and the Chief Risk Officer. The Asset Liability Management Policy provides the framework for the oversight and management of liquidity risk and is administered by the ALCO. The MRM, as the second line of defense, provides additional oversight. Our current liquidity risk management practices are in compliance with the Federal Reserve Board’s Enhanced Prudential Standards.

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

Following their introduction of a new bank rating methodology, on March 17, 2015, Moody’s placed KeyBank National Association’s long-term deposit rating of A3 and short-term deposit rating of Prime-2 on review for possible upgrade, and placed KeyBank National Association’s A3 senior unsecured rating and A3 long-term issuer rating on review for possible downgrade. During the second quarter of 2015, Moody’s upgraded KeyBank National Association’s long-term deposit rating to Aa3 and short-term deposit rating to Prime-1, and confirmed the senior unsecured debt and issuer ratings at A3.

Our credit ratings at June 30, 2015, are shown in Figure 34. We believe these credit ratings, under normal conditions in the capital markets, will enable the parent company or KeyBank to issue fixed income securities to investors.

Figure 34. Credit Ratings

			Senior	Subordinated		Series A
	Short-Term	Long-Term	Long-Term	Long-Term	Capital	Preferred
June 30, 2015	Borrowings	Deposits	Debt	Debt	Securities	Stock
KEYCORP (THE PARENT COMPANY)
Standard & Poor’s	A-2	N/A	BBB+	BBB	BB+	BB+
Moody’s	P-2	N/A	Baa1	Baa1	Baa2	Baa3
Fitch	F1	N/A	A-	BBB+	BB+	BB
DBRS	R-2(high)	N/A	BBB(high)	BBB	BBB	N/A

KEYBANK
Standard & Poor’s	A-2	N/A	A-	BBB+	N/A	N/A
Moody’s	P-1	Aa3	A3	Baa1	N/A	N/A
Fitch	F1	A	A-	BBB+	N/A	N/A
DBRS	R-1(low)	A(low)	A(low)	BBB(high)	N/A	N/A

Managing liquidity risk

Most of our liquidity risk is derived from our lending activities, which inherently places funds into illiquid assets. Liquidity risk is also derived from our deposit gathering activities and the ability of our customers to withdraw funds that do not have a stated maturity or to withdraw funds before their contractual maturity. The assessments of liquidity risk are measured under the assumption of normal operating conditions as well as under a stressed environment. We manage these exposures in accordance with our risk appetite, and within Board-approved policy limits.

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

We maintain a Contingency Funding Plan that outlines the process for addressing a liquidity crisis. The plan provides for an evaluation of funding sources under various market conditions. It also assigns specific roles and responsibilities for managing liquidity through a problem period. As part of the plan, we maintain on-balance sheet liquid reserves referred to as our liquid asset portfolio, which consists of high quality liquid assets. During a problem period, that reserve could be used as a source of funding to provide time to develop and execute a longer-term strategy. The liquid asset portfolio at June 30, 2015, totaled $15.4 billion, consisting of $12.2 billion of unpledged securities, $687 million of securities available for secured funding at the Federal Home Loan Bank of Cincinnati (“FHLB”), and $2.5 billion of net balances of federal funds sold and balances in our Federal Reserve account. The liquid asset portfolio can fluctuate due to excess liquidity, heightened risk, or prefunding of expected outflows, such as debt maturities. Additionally, as of June 30, 2015, our unused borrowing capacity secured by loan collateral was $19.4 billion at the Federal Reserve Bank of Cleveland and $2.8 billion at the FHLB. During the second quarter of 2015, Key’s outstanding FHLB advances were reduced by $3.8 million due to repayments.

Final U.S. liquidity coverage ratio

Under the Liquidity Coverage Rules, we will be required to calculate the Modified LCR. Implementation for Modified LCR banking organizations, like Key, will begin on January 1, 2016, with a minimum requirement of 90% coverage, reaching 100% coverage by January 1, 2017. For the second quarter of 2015, our estimated Modified LCR was above 100%. In the future, we may change the composition of our investment portfolio, increase the size of the overall investment portfolio, and modify product offerings to enhance or optimize our liquidity position.

Additional information about the Liquidity Coverage Ratio is included in the “Supervision and Regulation” section under the heading “U.S. implementation of the Basel III liquidity framework” beginning on page 12 of our 2014 Form 10-K.

Long-term liquidity strategy

Our long-term liquidity strategy is to be predominantly funded by core deposits. However, we may use wholesale funds to sustain an adequate liquid asset portfolio, meet daily cash demands, and allow management flexibility to execute business initiatives. Key’s client-based relationship strategy provides for a strong core deposit base that, in conjunction with intermediate and long-term wholesale funds managed to a diversified maturity structure and investor base, supports our liquidity risk management strategy. We use the loan-to-deposit ratio as a metric to monitor these strategies. Our target loan-to-deposit ratio is 90-100% (at June 30, 2015, our loan-to-deposit ratio was 87%), which we calculate as total loans, loans held for sale, and nonsecuritized discontinued loans divided by domestic deposits.

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

Liquidity programs

We have several liquidity programs, which are described in Note 18 (“Long-Term Debt”) beginning on page 202 of our 2014 Form 10-K, that are designed to enable the parent company and KeyBank to raise funds in the public and private debt markets. The proceeds from most of these programs can be used for general corporate purposes, including acquisitions. These liquidity programs are reviewed from time to time by the Board and are renewed and replaced as necessary. There are no restrictive financial covenants in any of these programs.

On May 22, 2015, KeyBank remarketed $300 million of 3.18% Term Enhanced ReMarketable Securities senior debt. On June 1, 2015, under its Global Bank Note Program, KeyBank issued $1.75 billion of Senior Bank Notes in three tranches: $250 million of Floating Rate Notes due June 1, 2018; $750 million of 1.700% Senior Notes due June 1, 2018; and $750 million of 3.300% Senior Notes due June 1, 2025.

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

We use a parent cash coverage months metric as the primary measure to assess parent company liquidity. The parent cash coverage months metric measures the months into the future where projected obligations can be met with the current amount of liquidity. We generally issue term debt to supplement dividends from KeyBank to manage our liquidity position at or above our targeted levels. The parent company generally maintains cash and short-term investments in an amount sufficient to meet projected debt maturities over at least the next 24 months. At June 30, 2015, KeyCorp held $2.3 billion in short-term investments, which we projected to be sufficient to meet our projected obligations, including the repayment of our maturing debt obligations for the periods prescribed by our risk tolerance.

Typically, KeyCorp meets its liquidity requirements through regular dividends from KeyBank, supplemented with term debt. Federal banking law limits the amount of capital distributions that a bank can make to its holding company without prior regulatory approval. A national bank’s dividend-paying capacity is affected by several factors, including net profits (as defined by statute) for the two previous calendar years and for the current year, up to the date of dividend declaration. During the second quarter of 2015, KeyBank paid KeyCorp $250 million in dividends; nonbank subsidiaries did not pay any cash dividends or noncash dividends to KeyCorp. KeyCorp did not make any capital infusions to KeyBank during the second quarter of 2015. As of June 30, 2015, KeyBank had $897 million of capacity to pay dividends to KeyCorp without prior regulatory approval.

Our liquidity position and recent activity

Over the past quarter, our liquid asset portfolio, which includes overnight and short-term investments, as well as unencumbered, high quality liquid securities held as protection against a range of potential liquidity stress scenarios, has increased as a result of net customer loan and deposit flows and an increase in unpledged securities. The liquid asset portfolio continues to exceed the amount that we estimate would be necessary to manage through an adverse liquidity event by providing sufficient time to develop and execute a longer-term solution.

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

We generate cash flows from operations and from investing and financing activities. We have approximately $199 million of cash and cash equivalents and short-term investments in international tax jurisdictions as of June 30, 2015. As we consider alternative long-term strategic and liquidity plans, opportunities to repatriate these amounts would result in approximately $7 million in taxes to be paid. We have included the appropriate amount as a deferred tax liability at June 30, 2015.

The Consolidated Statements of Cash Flows (Unaudited) summarize our sources and uses of cash by type of activity for the six-month periods ended June 30, 2015, and June 30, 2014.

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

We maintain an active concentration management program to encourage diversification in our credit portfolios. For individual obligors, we employ a sliding scale of exposure, known as hold limits, which is dictated by the strength of the borrower. Our legal lending limit is approximately $1.6 billion for any individual borrower. However, internal hold limits generally restrict the largest exposures to less than 20% of that amount. As of June 30, 2015, we had eight client relationships with loan commitments net of credit default swaps of more than $200 million. The average amount outstanding on these eight individual net obligor commitments was $26 million at June 30, 2015. In general, our philosophy is to maintain a diverse portfolio with regard to credit exposures.

We actively manage the overall loan portfolio in a manner consistent with asset quality objectives and concentration risk tolerances to mitigate credit risk. We utilize credit default swaps on a limited basis to transfer a portion of the credit risk associated with a particular extension of credit to a third party. At June 30, 2015, we used credit default swaps with a notional amount of $357 million to manage the credit risk associated with specific commercial lending obligations. We may also sell credit derivatives — primarily single name credit default swaps — to offset our purchased credit default swap position prior to maturity. At June 30, 2015, we had sold credit default swaps outstanding with a total notional amount of $5 million.

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

Allowance for loan and lease losses

At June 30, 2015, the ALLL was $796 million, or 1.37% of period-end loans, compared to $794 million, or 1.38%, at December 31, 2014, and $814 million, or 1.46%, at June 30, 2014. The allowance includes $52 million that was specifically allocated for impaired loans of $334 million at June 30, 2015, compared to $40 million that was specifically allocated for impaired loans of $302 million at December 31, 2014, and $32 million that was specifically allocated for impaired loans of $276 million at June 30, 2014. For more information about impaired loans, see Note 4 (“Asset Quality”). At June 30, 2015, the ALLL was 190.0% of nonperforming loans, compared to 190.0% at December 31, 2014, and 205.6% at June 30, 2014.

Selected asset quality statistics for each of the past five quarters are presented in Figure 35. The factors that drive these statistics are discussed in the remainder of this section.

Figure 35. Selected Asset Quality Statistics from Continuing Operations

	2015		2014
dollars in millions	Second	First	Fourth	Third	Second
Net loan charge-offs	$36	$28	$32	$31	$30
Net loan charge-offs to average total loans	.25%	.20%	.22%	.22%	.22%
Allowance for loan and lease losses	$796	$794	$794	$804	$814
Allowance for credit losses (a)	841	835	829	839	851
Allowance for loan and lease losses to period-end loans	1.37%	1.37%	1.38%	1.43%	1.46%
Allowance for credit losses to period-end loans	1.44	1.44	1.44	1.49	1.53
Allowance for loan and lease losses to nonperforming loans	190.0	181.7	190.0	200.5	205.6
Allowance for credit losses to nonperforming loans	200.7	191.1	198.3	209.2	214.9
Nonperforming loans at period end (b)	$419	$437	$418	$401	$396
Nonperforming assets at period end	440	457	436	418	410
Nonperforming loans to period-end portfolio loans	.72%	.75%	.73%	.71%	.71%
Nonperforming assets to period-end portfolio loans plus OREO and other nonperforming assets	.75	.79	.76	.74	.74

(a)	Includes the ALLL plus the liability for credit losses on lending-related unfunded commitments.
(b)	Loan balances exclude $12 million, $12 million, $13 million, $14 million, and $15 million of PCI loans at June 30, 2015, March 31, 2015, December 31, 2014, September 30, 2014, and June 30, 2014, respectively.

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

For all commercial and consumer loan TDRs, regardless of size, as well as impaired commercial loans with an outstanding balance of $2.5 million or greater, we conduct further analysis to determine the probable loss content and assign a specific allowance to the loan if deemed appropriate. We estimate the extent of the individual impairment for commercial loans and TDRs by comparing the recorded investment of the loan with the estimated present value of its future cash flows, the fair value of its underlying collateral, or the loan’s observable market price. Secured consumer loan TDRs that are discharged through Chapter 7 bankruptcy and not formally re-affirmed are adjusted to reflect the fair value of the underlying collateral, less costs to sell. Other consumer loan TDRs are combined in homogenous pools and assigned a specific allocation based on the estimated present value of future cash flows using the effective interest rate. A specific allowance also may be assigned — even when sources of repayment appear sufficient — if we remain uncertain about whether the loan will be repaid in full. On at least a quarterly basis, we evaluate the appropriateness of our loss estimation methods to reduce differences between estimated incurred losses and actual losses. The ALLL at June 30, 2015, represents our best estimate of the probable credit losses inherent in the loan portfolio at that date.

As shown in Figure 36, our ALLL decreased by $18 million, or 2.2%, during the past 12 months, primarily because of the improvement in the credit quality of our loan portfolios. Our delinquency trends have declined during the past 12 months due to a modest level of loan growth, relatively stable economic conditions, and continued run-off in our exit loan portfolio reflecting our effort to maintain a moderate enterprise risk tolerance. Our liability for credit losses on lending-related commitments increased by $8 million to $45 million at June 30, 2015. When combined with our ALLL, our total allowance for credit losses represented 1.44% of period-end loans at June 30, 2015, compared to 1.44% at December 31, 2014, and 1.53% at June 30, 2014.

Figure 36. Allocation of the Allowance for Loan and Lease Losses

	June 30, 2015			December 31, 2014			June 30, 2014
dollars in millions	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans
Commercial, financial and agricultural	$418	52.5%	50.3%	$391	49.2%	48.8%	$373	45.8%	47.4%
Commercial real estate:
Commercial mortgage	144	18.1	13.5	148	18.7	14.0	159	19.5	14.3
Construction	31	3.9	2.2	28	3.5	1.9	34	4.2	1.9

Total commercial real estate loans	175	22.0	15.7	176	22.2	15.9	193	23.7	16.2
Commercial lease financing	53	6.7	6.8	56	7.1	7.4	60	7.4	7.6

Total commercial loans	646	81.2	72.8	623	78.5	72.1	626	76.9	71.2
Real estate — residential mortgage	20	2.5	3.9	23	2.9	3.9	25	3.1	3.9
Home equity:
Community Banking	57	7.2	17.7	66	8.3	18.1	77	9.5	18.7
Other	4	.5	.4	5	.6	.5	9	1.1	.5

Total home equity loans	61	7.7	18.1	71	8.9	18.6	86	10.6	19.2
Consumer other — Community Banking	21	2.6	2.7	22	2.8	2.7	24	2.9	2.7
Credit cards	31	3.9	1.3	33	4.1	1.3	30	3.7	1.3
Consumer other:
Marine	16	2.0	1.1	21	2.7	1.3	21	2.6	1.6
Other	1	.1	.1	1	.1	.1	2	.2	.1

Total consumer other	17	2.1	1.2	22	2.8	1.4	23	2.8	1.7

Total consumer loans	150	18.8	27.2	171	21.5	27.9	188	23.1	28.8

Total loans (a)	$796	100.0%	100.0%	$794	100.0%	100.0%	$814	100.0%	100.0%

(a)	Excludes allocations of the ALLL related to the discontinued operations of the education lending business in the amount of $22 million, $29 million, and $32 million at June 30, 2015, December 31, 2014, and June 30, 2014, respectively.

Our provision for credit losses was $41 million for the second quarter of 2015, compared to $12 million for the second quarter of 2014. The increase in our provision is due to the growth in our loan portfolio over the past twelve months as well as lower recoveries in the second quarter of 2015 compared to the same period one year ago. We continue to reduce our exposure in our higher-risk businesses, including the residential properties portion of our construction loan portfolio, Marine/RV financing, and other selected leasing portfolios through the sale of certain loans, payments from borrowers, or net loan charge-offs.

Credit quality on our oil and gas loan portfolio, which represents approximately 2% of total loans at June 30, 2015, remains solid, with net loan charge-offs lower than those on our overall portfolio. Our ALLL reflects the estimated impact of current oil prices at June 30, 2015.

The provision for credit losses and allowance for credit losses reflect the most recent review under the Shared National Credit Program, which did not have a material impact on our overall allowance for credit losses at June 30, 2015.

Net loan charge-offs

Net loan charge-offs for the second quarter of 2015 totaled $36 million, or .25% of average loans, compared to net loan charge-offs of $30 million, or .22%, for the same period last year. Figure 37 shows the trend in our net loan charge-offs by loan type, while the composition of loan charge-offs and recoveries by type of loan is presented in Figure 38.

Over the past 12 months, net loan charge-offs increased $6 million. This increase is attributable to the growth in our loan portfolio over the same period. As shown in Figure 40, our exit loan portfolio contributed $4 million in net loan charge-offs for the second quarter of 2015, compared to $3 million in net loan charge-offs for the first quarter of 2015. The increase in net loan charge-offs in our exit loan portfolio for the second quarter of 2015 was primarily driven by higher levels of net loan charge-offs in the marine exit loan portfolio.

Figure 37. Net Loan Charge-offs from Continuing Operations (a)

	2015		2014
dollars in millions	Second	First	Fourth	Third	Second
Commercial, financial and agricultural	$15	$7	$4	$6	—
Real estate — Commercial mortgage	—	—	3	(2)	—
Real estate — Construction	(1)	1	—	1	$(1)
Commercial lease financing	—	(2)	2	(1)	(2)

Total commercial loans	14	6	9	4	(3)
Home equity — Key Community Bank	7	5	6	6	9
Home equity — Other	1	—	—	1	1
Credit cards	7	8	7	9	11
Marine	3	2	3	2	5
Other	4	7	7	9	7

Total consumer loans	22	22	23	27	33

Total net loan charge-offs	$36	$28	$32	$31	$30

Net loan charge-offs to average loans	.25%	.20%	.22%	.22%	.22%

Net loan charge-offs from discontinued operations — education lending business	$2	$6	$8	$7	$7

(a)	Credit amounts indicate that recoveries exceeded charge-offs.

Figure 38. Summary of Loan and Lease Loss Experience from Continuing Operations

	Three months ended June 30,		Six months ended June 30,
dollars in millions	2015	2014	2015	2014
Average loans outstanding	$57,978	$55,611	$57,746	$55,181

Allowance for loan and lease losses at beginning of period	$794	$834	$794	$848
Loans charged off:
Commercial, financial and agricultural (a)	21	11	33	23

Real estate — commercial mortgage	—	1	2	3
Real estate — construction	—	—	1	2

Total commercial real estate loans (b)	—	1	3	5
Commercial lease financing	1	2	3	5

Total commercial loans	22	14	39	33
Real estate — residential mortgage	1	2	3	5
Home equity:
Key Community Bank	8	10	15	20
Other	2	3	3	6

Total home equity loans	10	13	18	26
Consumer other — Key Community Bank	6	8	12	16
Credit cards	8	12	16	18
Consumer other:
Marine	5	7	10	14
Other	—	—	1	1

Total consumer other	5	7	11	15

Total consumer loans	30	42	60	80

Total loans charged off	52	56	99	113

Recoveries:
Commercial, financial and agricultural (a)	6	11	11	21

Real estate — commercial mortgage	—	1	2	2
Real estate — construction	1	1	1	15

Total commercial real estate loans (b)	1	2	3	17
Commercial lease financing	1	4	5	6

Total commercial loans	8	17	19	44
Real estate — residential mortgage	1	1	1	2
Home equity:
Key Community Bank	1	1	3	4
Other	1	2	2	3

Total home equity loans	2	3	5	7
Consumer other — Key Community Bank	2	1	4	3
Credit cards	1	1	1	1
Consumer other:
Marine	2	2	5	5
Other	—	1	—	1

Total consumer other	2	3	5	6

Total consumer loans	8	9	16	19

Total recoveries	16	26	35	63

Net loan charge-offs	(36)	(30)	(64)	(50)
Provision (credit) for loan and lease losses	37	10	66	16
Foreign currency translation adjustment	1	—	—	—

Allowance for loan and lease losses at end of period	$796	$814	$796	$814

Liability for credit losses on lending-related commitments at beginning of period	$41	$35	$35	$37
Provision (credit) for losses on lending-related commitments	4	2	10	—

Liability for credit losses on lending-related commitments at end of period (c)	$45	$37	$45	$37

Total allowance for credit losses at end of period	$841	$851	$841	$851

Net loan charge-offs to average total loans	.25%	.22%	.22%	.18%
Allowance for loan and lease losses to period-end loans	1.37	1.46	1.37	1.46
Allowance for credit losses to period-end loans	1.44	1.53	1.44	1.53
Allowance for loan and lease losses to nonperforming loans	190.0	205.6	190.0	205.6
Allowance for credit losses to nonperforming loans	200.7	214.9	200.7	214.9

Discontinued operations — education lending business:
Loans charged off	$6	$11	$16	$24
Recoveries	4	4	8	8

Net loan charge-offs	$(2)	$(7)	$(8)	$(16)

(a)	See Figure 18 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial, financial and agricultural loan portfolio.
(b)	See Figure 19 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial real estate loan portfolio.
(c)	Included in “accrued expense and other liabilities” on the balance sheet.

Nonperforming assets

Figure 39 shows the composition of our nonperforming assets. These assets totaled $440 million at June 30, 2015, and represented .75% of period-end portfolio loans, OREO and other nonperforming assets, compared to $436 million, or .76%, at December 31, 2014, and $410 million, or .74%, at June 30, 2014. See Note 1 (“Summary of Significant Accounting Policies”) under the headings “Nonperforming Loans,” “Impaired Loans,” and “Allowance for Loan and Lease Losses” beginning on page 116 of our 2014 Form 10-K for a summary of our nonaccrual and charge-off policies.

Figure 39. Summary of Nonperforming Assets and Past Due Loans from Continuing Operations

dollars in millions	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
Commercial, financial and agricultural (a)	$100	$98	$59	$47	$37

Real estate — commercial mortgage	26	30	34	41	38
Real estate — construction	12	12	13	14	9

Total commercial real estate loans (b)	38	42	47	55	47
Commercial lease financing	18	20	18	14	15

Total commercial loans	156	160	124	116	99
Real estate — residential mortgage	67	72	79	81	89
Home equity:
Key Community Bank	176	182	185	174	178
Other	8	9	10	10	11

Total home equity loans	184	191	195	184	189
Consumer other — Key Community Bank	1	2	2	2	2
Credit cards	2	2	2	1	1
Consumer other:
Marine	8	9	15	16	15
Other	1	1	1	1	1

Total consumer other	9	10	16	17	16

Total consumer loans	263	277	294	285	297

Total nonperforming loans (c)	419	437	418	401	396
Nonperforming loans held for sale	—	—	—	—	1
OREO	20	20	18	16	12
Other nonperforming assets	1	—	—	1	1

Total nonperforming assets	$440	$457	$436	$418	$410

Accruing loans past due 90 days or more	$66	$111	$96	$71	$83
Accruing loans past due 30 through 89 days	181	216	235	340	274
Restructured loans — accruing and nonaccruing (d)	300	268	270	264	266
Restructured loans included in nonperforming loans (d)	170	141	157	137	142
Nonperforming assets from discontinued operations — education lending business	6	8	11	9	19
Nonperforming loans to period-end portfolio loans	.72%	.75%	.73%	.71%	.71%
Nonperforming assets to period-end portfolio loans plus OREO and other nonperforming assets	.75	.79	.76	.74	.74

(a)	See Figure 18 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial, financial and agricultural loan portfolio.
(b)	See Figure 19 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial real estate loan portfolio.
(c)	Loan balances exclude $12 million, $12 million, $13 million, $14 million, and $15 million of PCI loans at June 30, 2015, March 31, 2015, December 31, 2014, September 30, 2014, and June 30, 2014, respectively.
(d)	Restructured loans (i.e., TDRs) are those for which Key, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. These concessions are made to improve the collectability of the loan and generally take the form of a reduction of the interest rate, extension of the maturity date or reduction in the principal balance.

As shown in Figure 39, nonperforming assets increased during the second quarter of 2015 from one year ago. Most of the increase came from nonperforming loans in our commercial, financial and agricultural loan portfolio partially offset by a decrease in our real estate – residential mortgage loan portfolio. As shown in Figure 40, our exit loan portfolio accounted for $26 million, or 6%, of our total nonperforming assets at June 30, 2015, compared to $32 million, or 7%, at March 31, 2015.

At June 30, 2015, the approximate carrying amount of our commercial nonperforming loans outstanding represented 76% of their contractual amount owed, total nonperforming loans outstanding represented 80% of their contractual amount owed, and nonperforming assets in total were carried at 80% of their original contractual amount owed.

At June 30, 2015, our 20 largest nonperforming loans totaled $120 million, representing 29% of total nonperforming loans. At June 30, 2014, our 20 largest nonperforming loans totaled $55 million, representing 14% of total nonperforming loans.

Figure 40 shows the composition of our exit loan portfolio at June 30, 2015, and March 31, 2015, the net loan charge-offs recorded on this portfolio for the second quarter of 2015 and the first quarter of 2015, and the nonperforming status of these loans at June 30, 2015, and March 31, 2015. The exit loan portfolio represented 3% of total loans at June 30, 2015, and March 31, 2015.

Figure 40. Exit Loan Portfolio from Continuing Operations

	Balance Outstanding		Change 6-30-15 vs.	Net Loan Charge-offs		Balance on Nonperforming Status
in millions	6-30-15	3-31-15	3-31-15	6-30-15	3-31-15(c)	6-30-15	3-31-15
Residential properties — homebuilder	$6	$6	—	—	$1	$8	$8
Marine and RV floor plan	2	6	$(4)	—	—	1	5
Commercial lease financing (a)	831	877	(46)	—	(1)	—	—

Total commercial loans	839	889	(50)	—	—	9	13
Home equity — Other	236	253	(17)	$1	—	8	9
Marine	673	730	(57)	3	2	8	9
RV and other consumer	47	50	(3)	—	1	1	1

Total consumer loans	956	1,033	(77)	4	3	17	19

Total exit loans in loan portfolio	$1,795	$1,922	$(127)	$4	$3	$26	$32

Discontinued operations — education lending business (not included in exit loans above) (b)	$1,962	$2,219	$(257)	$2	$6	$6	$8

(a)	Includes (1) the business aviation, commercial vehicle, office products, construction, and industrial leases; (2) Canadian lease financing portfolios; (3) European lease financing portfolios; and (4) all remaining balances related to lease in, lease out; sale in, lease out; service contract leases; and qualified technological equipment leases.
(b)	Excludes loans held for sale of $179 million at June 30, 2015.
(c)	Credit amounts indicate recoveries exceeded charge-offs.

Figure 41 shows the types of activity that caused the change in our nonperforming loans during each of the last five quarters.

Figure 41. Summary of Changes in Nonperforming Loans from Continuing Operations

	2015		2014
in millions	Second	First	Fourth	Third	Second
Balance at beginning of period	$437	$418	$401	$396	$449
Loans placed on nonaccrual status	92	123	103	109	79
Charge-offs	(52)	(47)	(49)	(49)	(56)
Loans sold	—	—	(2)	—	(21)
Payments	(25)	(9)	(17)	(13)	(17)
Transfers to OREO	(5)	(7)	(6)	(7)	(4)
Loans returned to accrual status	(28)	(41)	(12)	(35)	(34)

Balance at end of period (a)	$419	$437	$418	$401	$396

(a)	Loan balances exclude $12 million, $12 million, $13 million, $14 million, and $15 million of PCI loans at June 30, 2015, March 31, 2015, December 31, 2014, September 30, 2014, and June 30, 2014, respectively.

Figure 42 shows the factors that contributed to the change in our OREO during each of the last five quarters.

Figure 42. Summary of Changes in Other Real Estate Owned, Net of Allowance, from Continuing Operations

	2015		2014
in millions	Second	First	Fourth	Third	Second
Balance at beginning of period	$20	$18	$16	$12	$12
Properties acquired — nonperforming loans	5	7	6	7	4
Valuation adjustments	(1)	(1)	(2)	(1)	(1)
Properties sold	(4)	(4)	(2)	(2)	(3)

Balance at end of period	$20	$20	$18	$16	$12

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

The Operational Risk Management Program provides the framework for the structure, governance, roles, and responsibilities, as well as the content, to manage operational risk for Key. The Compliance Risk Committee serves the same function in managing compliance risk for Key. Primary responsibility for managing and monitoring internal control mechanisms lies with the managers of our various lines of business. The Operational Risk Committee and Compliance Risk Committee are senior management committees that oversee our level of operational and compliance risk and direct and support our operational and compliance infrastructure and related activities. These committees and the Operational Risk Management and Compliance functions are an integral part of our ERM Program. Our Risk Review function regularly assesses the overall effectiveness of our Operational Risk Management and Compliance Programs and our system of internal controls. Risk Review reports the results of reviews on internal controls and systems to senior management and the Audit Committee and independently supports the Audit Committee’s oversight of these controls.

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

At June 30, 2015, $16 billion, or 17%, of our total assets were measured at fair value on a recurring basis. Approximately 98% of these assets, before netting adjustments, were classified as Level 1 or Level 2 within the fair value hierarchy. At June 30, 2015, $1 billion, or 1%, of our total liabilities were measured at fair value on a recurring basis. All of these liabilities were classified as Level 1 or Level 2.

During the second quarter of 2015, $13 million of our total assets were measured at fair value on a nonrecurring basis. All of these assets were classified as Level 3. At June 30, 2015, there were no liabilities measured at fair value on a nonrecurring basis.

During the first six months of 2015, we did not significantly alter the manner in which we applied our critical accounting policies or developed related assumptions and estimates.

European Sovereign and Non-Sovereign Debt Exposures

Our total European sovereign and non-sovereign debt exposure is presented in Figure 43.

Figure 43. European Sovereign and Non-Sovereign Debt Exposures

June 30, 2015 in millions	Short-and Long- Term Commercial Total (a)	Foreign Exchange and Derivatives with Collateral (b)	Net Exposure

France:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	$(1)	$(1)
Non-sovereign non-financial institutions	$25	—	25

Total	25	(1)	24
Germany:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	(1)	(1)
Non-sovereign non-financial institutions	200	—	200

Total	200	(1)	199
Greece:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	—	—	—

Total	—	—	—
Iceland:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	—	—	—

Total	—	—	—
Ireland:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	1	—	1

Total	1	—	1
Italy:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	42	—	42

Total	42	—	42
Netherlands:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	16	—	16

Total	16	—	16
Portugal:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	—	—	—

Total	—	—	—
Spain:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	27	—	27

Total	27	—	27
Switzerland:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	1	1
Non-sovereign non-financial institutions	66	—	66

Total	66	1	67
United Kingdom:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	7	7
Non-sovereign non-financial institutions	96	—	96

Total	96	7	103
Other Europe: (c)
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	78	—	78

Total	78	—	78
Total Europe:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	6	6
Non-sovereign non-financial institutions	551	—	551

Total	$551	$6	$557

(a)	This column represents our outstanding leases.
(b)	This column represents contracts to hedge our balance sheet asset and liability needs, and to accommodate our clients’ trading and/or hedging needs. Our derivative mark-to-market exposures are calculated and reported on a daily basis. These exposures are largely covered by cash or highly marketable securities collateral with daily collateral calls.
(c)	Other Europe consists of the following countries: Austria, Belarus, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Finland, Hungary, Lithuania, Luxembourg, Malta, Norway, Poland, Romania, Russia, Slovakia, Slovenia, Sweden, and Ukraine. Approximately 99% of our exposure in Other Europe is in Belgium, Finland, and Sweden.

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

In January 2015, we submitted to the Federal Reserve and provided to the OCC our 2015 capital plan under the annual CCAR process. On March 11, 2015, the Federal Reserve announced that it did not object to our 2015 capital plan. The 2015 capital plan includes a common share repurchase program of up to $725 million. Share repurchases under the capital plan were authorized by our Board and include repurchases to offset issuances of common shares under our employee compensation plans. Common share repurchases under the 2015 capital plan began in the second quarter of 2015 and are expected to be executed through the second quarter of 2016.

We completed $129 million of common share repurchases during the second quarter of 2015 under this authorization.

The following table summarizes our repurchases of our common shares for the three months ended June 30, 2015.

Calendar month	Total number of shares repurchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased as part of publicly announced plans or programs (b)
April 1 - 30	3,032,405	$14.31	3,019,640	47,170,960
May 1 - 31	5,398,238	14.75	5,382,005	41,287,964
June 1 - 30	392,100	15.30	392,100	39,678,968

Total	8,822,743	$14.62	8,793,745

(a)	Includes common shares repurchased in the open market and common shares deemed surrendered by employees in connection with our stock compensation and benefit plans to satisfy tax obligations.
(b)	Calculated using the remaining general repurchase amount divided by the closing price of KeyCorp common shares as follows: on April 30, 2015, at $14.45; on May 31, 2015, at $14.58; and on June 30, 2015, at $15.02.

Item 6.	Exhibits

10.1	Letter Agreement between Robert Morris and KeyCorp, dated as of May 28, 2015.

15	Acknowledgment of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from KeyCorp’s Form 10-Q Report for the quarterly period ended June 30, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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

KEYCORP
(Registrant)

Date: August 3, 2015	/s/ Douglas M. Schosser
By: Douglas M. Schosser
Chief Accounting Officer (Principal Accounting Officer)