Form 10-Q
period 2015-09-30
KEYCORP /NEW/
filed 2015-11-02
CIK 91576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares with a par value of $1 each	835,366,925 Shares
Title of class	Outstanding at October 29, 2015

KEYCORP

PART I. FINANCIAL INFORMATION

Throughout the Notes to Consolidated Financial Statements (Unaudited) and Management’s Discussion & Analysis of Financial Condition & Results of Operations, we use certain acronyms and abbreviations as defined in Note 1 (“Basis of Presentation and Accounting Policies”) that begins on page 10.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

in millions, except per share data	September 30, 2015	December 31, 2014	September 30, 2014
	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$470	$653	$651
Short-term investments	1,964	4,269	2,342
Trading account assets	811	750	965
Securities available for sale	14,376	13,360	12,245
Held-to-maturity securities (fair value: $4,940, $4,974, and $4,911)	4,936	5,015	4,997
Other investments	691	760	822
Loans, net of unearned income of $645, $682, and $685	60,085	57,381	56,155
Less: Allowance for loan and lease losses	790	794	804

Net loans	59,295	56,587	55,351
Loans held for sale	916	734	784
Premises and equipment	771	841	832
Operating lease assets	315	330	304
Goodwill	1,060	1,057	1,051
Other intangible assets	74	101	126
Corporate-owned life insurance	3,516	3,479	3,456
Derivative assets	793	609	413
Accrued income and other assets (including $1, $1, and $1 of consolidated LIHTC guaranteed funds VIEs, see Note 9) (a)	3,348	2,952	3,024
Discontinued assets (including $169 of portfolio loans held for sale at fair value and $191 and $201 of portfolio loans at fair value, see Note 11)	2,086	2,324	2,421

Total assets	$95,422	$93,821	$89,784

LIABILITIES
Deposits in domestic offices:
NOW and money market deposit accounts	$37,301	$34,536	$33,941
Savings deposits	2,338	2,371	2,390
Certificates of deposit ($100,000 or more)	2,001	2,040	2,533
Other time deposits	3,020	3,259	3,338

Total interest-bearing deposits	44,660	42,206	42,202
Noninterest-bearing deposits	25,985	29,228	25,697
Deposits in foreign office — interest-bearing	428	564	557

Total deposits	71,073	71,998	68,456
Federal funds purchased and securities sold under repurchase agreements	407	575	657
Bank notes and other short-term borrowings	677	423	996
Derivative liabilities	676	784	384
Accrued expense and other liabilities (including $1, $1, and $2 of consolidated LIHTC guaranteed funds VIEs, see Note 9) (a)	1,562	1,621	1,613
Long-term debt	10,310	7,875	7,172
Discontinued liabilities	—	3	3

Total liabilities	84,705	83,279	79,281
EQUITY
Preferred stock, $1 par value, authorized 25,000,000 shares:
7.75% Noncumulative Perpetual Convertible Preferred Stock, Series A, $100 liquidation preference; authorized 7,475,000 shares; issued 2,900,234, 2,904,839, and 2,904,839 shares	290	291	291
Common shares, $1 par value; authorized 1,400,000,000 shares; issued 1,016,969,905, 1,016,969,905, and 1,016,969,905 shares	1,017	1,017	1,017
Capital surplus	3,914	3,986	3,984
Retained earnings	8,764	8,273	8,082
Treasury stock, at cost (181,685,035, 157,566,493, and 148,492,881 shares)	(3,008)	(2,681)	(2,563)
Accumulated other comprehensive income (loss)	(272)	(356)	(325)

Key shareholders’ equity	10,705	10,530	10,486
Noncontrolling interests	12	12	17

Total equity	10,717	10,542	10,503

Total liabilities and equity	$95,422	$93,821	$89,784

(a)	The assets of the VIEs can only be used by the particular VIE, and there is no recourse to Key with respect to the liabilities of the consolidated LIHTC VIEs.

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
dollars in millions, except per share amounts	2015	2014	2015	2014
INTEREST INCOME
Loans	$542	$531	$1,597	$1,576
Loans held for sale	10	4	29	13
Securities available for sale	75	67	217	210
Held-to-maturity securities	24	25	72	70
Trading account assets	5	6	15	19
Short-term investments	1	2	5	4
Other investments	4	4	14	16

Total interest income	661	639	1,949	1,908
INTEREST EXPENSE
Deposits	27	28	79	91
Federal funds purchased and securities sold under repurchase agreements	—	1	—	2
Bank notes and other short-term borrowings	2	2	6	6
Long-term debt	41	33	118	98

Total interest expense	70	64	203	197

NET INTEREST INCOME	591	575	1,746	1,711
Provision for credit losses	45	19	121	35

Net interest income after provision for credit losses	546	556	1,625	1,676
NONINTEREST INCOME
Trust and investment services income	108	99	328	291
Investment banking and debt placement fees	109	88	318	271
Service charges on deposit accounts	68	68	192	197
Operating lease income and other leasing gains	15	17	58	81
Corporate services income	57	42	143	125
Cards and payments income	47	42	136	123
Corporate-owned life insurance income	30	26	91	80
Consumer mortgage income	3	3	10	7
Mortgage servicing fees	11	9	33	35
Net gains (losses) from principal investing	11	9	51	60
Other income (a)	11	14	35	37

Total noninterest income	470	417	1,395	1,307
NONINTEREST EXPENSE
Personnel	426	405	1,223	1,182
Net occupancy	60	66	191	198
Computer processing	41	39	121	118
Business services and professional fees	40	36	115	118
Equipment	22	25	66	73
Operating lease expense	11	11	34	31
Marketing	17	15	40	33
FDIC assessment	8	9	24	21
Intangible asset amortization	9	10	27	29
OREO expense, net	2	1	5	3
Other expense	88	89	258	251

Total noninterest expense	724	706	2,104	2,057

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	292	267	916	926
Income taxes	72	64	230	232

INCOME (LOSS) FROM CONTINUING OPERATIONS	220	203	686	694
Income (loss) from discontinued operations, net of taxes of ($2), ($10), $3, and ($24) (see Note 11)	(3)	(17)	5	(41)

NET INCOME (LOSS)	217	186	691	653
Less: Net income (loss) attributable to noncontrolling interests	(2)	—	1	6

NET INCOME (LOSS) ATTRIBUTABLE TO KEY	$219	$186	$690	$647

Income (loss) from continuing operations attributable to Key common shareholders	$216	$197	$668	$671
Net income (loss) attributable to Key common shareholders	213	180	673	630
Per common share:
Income (loss) from continuing operations attributable to Key common shareholders	$.26	$.23	$.79	$.77
Income (loss) from discontinued operations, net of taxes	—	(.02)	.01	(.05)
Net income (loss) attributable to Key common shareholders (b)	.26	.21	.80	.72
Per common share — assuming dilution:
Income (loss) from continuing operations attributable to Key common shareholders	$.26	$.23	$.78	$.76
Income (loss) from discontinued operations, net of taxes	—	(.02)	.01	(.05)
Net income (loss) attributable to Key common shareholders (b)	.25	.21	.79	.71
Cash dividends declared per common share	$.075	$.065	$.215	$.185
Weighted-average common shares outstanding (000)	831,430	867,350	839,758	875,728
Effect of convertible preferred stock	—	—	—	—
Effect of common share options and other stock awards	7,450	6,772	7,613	6,723

Weighted-average common shares and potential common shares outstanding (000) (c)	838,880	874,122	847,371	882,451

(a)	For each of the three months ended September 30, 2015, and September 30, 2014, net securities gains (losses) totaled less than $1 million. For the three months ended September 30, 2015, and September 30, 2014, we did not have any impairment losses related to securities.
(b)	EPS may not foot due to rounding.
(c)	Assumes conversion of common share options and other stock awards and/or convertible preferred stock, as applicable.

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
in millions	2015	2014	2015	2014
Net income (loss)	$217	$186	$691	$653
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale, net of income taxes of $33, ($20), $35, and $14	54	(33)	58	24
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of $28, ($6), $37, and ($3)	48	(8)	63	(4)
Foreign currency translation adjustments, net of income taxes of ($3), ($3), ($11), and ($3)	(5)	(9)	(18)	(12)
Net pension and postretirement benefit costs, net of income taxes of ($15), $10, ($12), and $13	(24)	14	(19)	19

Total other comprehensive income (loss), net of tax	73	(36)	84	27

Comprehensive income (loss)	290	150	775	680
Less: Comprehensive income attributable to noncontrolling interests	(2)	—	1	6

Comprehensive income (loss) attributable to Key	$292	$150	$774	$674

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Changes in Equity (Unaudited)

	Key Shareholders’ Equity
dollars in millions, except per share amounts	Preferred Shares Outstanding (000)	Common Shares Outstanding (000)	Preferred Stock	Common Shares	Capital Surplus	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
BALANCE AT DECEMBER 31, 2013	2,905	890,724	$291	$1,017	$4,022	$7,606	$(2,281)	$(352)	$17
Net income (loss)						647			6
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale, net of income taxes of $14								24
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of ($3)								(4)
Foreign currency translation adjustments, net of income taxes of ($3)								(12)
Net pension and postretirement benefit costs, net of income taxes of $13								19
Deferred compensation
Cash dividends declared on common shares ($.185 per share)						(161)
Cash dividends declared on Noncumulative Series A Preferred Stock ($5.8125 per share)						(17)
Common shares repurchased		(26,499)					(355)
Common shares reissued (returned) for stock options and other employee benefit plans		4,252			(38)		73
LIHTC guaranteed funds put						7
Net contribution from (distribution to) noncontrolling interests									(6)

BALANCE AT SEPTEMBER 30, 2014	2,905	868,477	$291	$1,017	$3,984	$8,082	$(2,563)	$(325)	$17

BALANCE AT DECEMBER 31, 2014	2,905	859,403	$291	$1,017	$3,986	$8,273	$(2,681)	$(356)	$12
Net income (loss)						690			1
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale, net of income taxes of $35								58
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of $37								63
Foreign currency translation adjustments, net of income taxes of ($11)								(18)
Net pension and postretirement benefit costs, net of income taxes of ($12)								(19)
Deferred compensation					13
Cash dividends declared on common shares ($.215 per share)						(182)
Cash dividends declared on Noncumulative Series A Preferred Stock ($5.8125 per share)						(17)
Common shares repurchased		(31,267)					(448)
Series A Preferred Stock exchanged for common shares	(5)	33	(1)				1
Common shares reissued (returned) for stock options and other employee benefit plans		7,116			(85)		120
Net contribution from (distribution to) noncontrolling interests									(1)

BALANCE AT SEPTEMBER 30, 2015	2,900	835,285	$290	$1,017	$3,914	$8,764	$(3,008)	$(272)	$12

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
in millions	2015	2014
OPERATING ACTIVITIES
Net income (loss)	$691	$653
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for credit losses	121	35
Provision (credit) for losses on LIHTC guaranteed funds	—	(6)
Depreciation, amortization and accretion expense, net	176	185
Increase in cash surrender value of corporate-owned life insurance	(75)	(73)
Stock-based compensation expense	47	31
FDIC reimbursement (payments), net of FDIC expense	(1)	1
Deferred income taxes (benefit)	(70)	(29)
Proceeds from sales of loans held for sale	5,362	2,832
Originations of loans held for sale, net of repayments	(5,428)	(2,951)
Net losses (gains) on sales of loans held for sale	(75)	(59)
Net losses (gains) from principal investing	(51)	(60)
Net losses (gains) and writedown on OREO	2	3
Net losses (gains) on leased equipment	(8)	(35)
Net securities losses (gains)	1	—
Net losses (gains) on sales of fixed assets	6	5
Gain on sale of Victory	—	(10)
Loss on sale of residual interests and deconsolidation of securitization trusts	—	40
Net decrease (increase) in trading account assets	(61)	(227)
Other operating activities, net	(388)	130

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	249	465
INVESTING ACTIVITIES
Cash received (used) in acquisitions, net of cash acquired	—	(113)
Proceeds from sale of residual interests	—	57
Proceeds from sale of Victory	—	10
Net decrease (increase) in short-term investments, excluding acquisitions	2,305	3,285
Purchases of securities available for sale	(3,314)	(1,993)
Proceeds from sales of securities available for sale	11	—
Proceeds from prepayments and maturities of securities available for sale	2,357	2,123
Proceeds from prepayments and maturities of held-to-maturity securities	846	628
Purchases of held-to-maturity securities	(770)	(869)
Purchases of other investments	(24)	(42)
Proceeds from sales of other investments	107	266
Proceeds from prepayments and maturities of other investments	2	3
Net decrease (increase) in loans, excluding acquisitions, sales and transfers	(3,061)	(1,936)
Proceeds from sales of portfolio loans	89	91
Proceeds from corporate-owned life insurance	38	24
Purchases of premises, equipment, and software	(40)	(53)
Proceeds from sales of premises and equipment	1	1
Proceeds from sales of OREO	16	13

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,437)	1,495
FINANCING ACTIVITIES
Net increase (decrease) in deposits, excluding acquisitions	(925)	(806)
Net increase (decrease) in short-term borrowings	86	(224)
Net proceeds from issuance of long-term debt	4,054	648
Payments on long-term debt	(1,582)	(1,034)
Repurchase of common shares	(448)	(355)
Net proceeds from reissuance of common shares	19	23
Cash dividends paid	(199)	(178)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,005	(1,926)

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	(183)	34
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	653	617

CASH AND DUE FROM BANKS AT END OF PERIOD	$470	$651

Additional disclosures relative to cash flows:
Interest paid	$221	$250
Income taxes paid (refunded)	173	109
Noncash items:
Reduction of secured borrowing and related collateral	$132	$78
Loans transferred to portfolio from held for sale	1	10
Loans transferred to held for sale from portfolio	41	5
Loans transferred to OREO	16	16
LIHTC guaranteed funds put	—	7
Assets acquired	—	35
Liabilities assumed	—	22

See Notes to Consolidated Financial Statements (Unaudited).

Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation and Accounting Policies

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

AICPA: American Institute of Certified Public Accountants.	KREEC: Key Real Estate Equity Capital, Inc.
ALCO: Asset/Liability Management Committee.	LCR: Liquidity coverage ratio.
ALLL: Allowance for loan and lease losses.	LIBOR: London Interbank Offered Rate.
A/LM: Asset/liability management.	LIHTC: Low-income housing tax credit.
AOCI: Accumulated other comprehensive income (loss).	Moody’s: Moody’s Investor Services, Inc.
APBO: Accumulated postretirement benefit obligation.	MRM: Market Risk Management group.
Austin: Austin Capital Management, Ltd.	N/A: Not applicable.
BHCs: Bank holding companies.	NASDAQ: The NASDAQ Stock Market LLC.
Board: KeyCorp Board of Directors.	N/M: Not meaningful.
CCAR: Comprehensive Capital Analysis and Review.	NOW: Negotiable Order of Withdrawal.
CMBS: Commercial mortgage-backed securities.	NYSE: New York Stock Exchange.
CMO: Collateralized mortgage obligation.	OCC: Office of the Comptroller of the Currency.
Common shares: KeyCorp common shares, $1 par value.	OCI: Other comprehensive income (loss).
Dodd-Frank Act: Dodd-Frank Wall Street Reform and	OREO: Other real estate owned.
Consumer Protection Act of 2010.	OTTI: Other-than-temporary impairment.
EBITDA: Earnings before interest, taxes, depreciation, and	PBO: Projected benefit obligation.
amortization.	PCI: Purchased credit impaired.
EPS: Earnings per share.	S&P: Standard and Poor’s Ratings Services, a Division of The
ERM: Enterprise risk management.	McGraw-Hill Companies, Inc.
EVE: Economic value of equity.	SEC: U.S. Securities and Exchange Commission.
FASB: Financial Accounting Standards Board.	Series A Preferred Stock: KeyCorp’s 7.750% Noncumulative
FDIC: Federal Deposit Insurance Corporation.	Perpetual Convertible Preferred Stock, Series A.
Federal Reserve: Board of Governors of the Federal Reserve	SIFIs: Systemically important financial institutions, including
System.	BHCs with total consolidated assets of at least $50 billion
FHLB: Federal Home Loan Bank of Cincinnati.	and nonbank financial companies designated by FSOC for
FHLMC: Federal Home Loan Mortgage Corporation.	supervision by the Federal Reserve.
FNMA: Federal National Mortgage Association, or Fannie Mae.	TDR: Troubled debt restructuring.
FSOC: Financial Stability Oversight Council.	TE: Taxable-equivalent.
GAAP: U.S. generally accepted accounting principles.	U.S. Treasury: United States Department of the Treasury.
GNMA: Government National Mortgage Association.	VaR: Value at risk.
ISDA: International Swaps and Derivatives Association.	VEBA: Voluntary Employee Beneficiary Association.
KAHC: Key Affordable Housing Corporation.	Victory: Victory Capital Management and/or
KBCM: KeyBanc Capital Markets, Inc.	Victory Capital Advisors.
KCDC: Key Community Development Corporation.	VIE: Variable interest entity.
KEF: Key Equipment Finance.

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

Allowance for Loan and Lease Losses

In the third quarter of 2015, we enhanced the approach used to determine the commercial reserve factors used in estimating the commercial ALLL, which had the effect of capturing certain elements in the commercial quantitative reserve component that had formerly been included in the commercial qualitative component. Under the enhanced methodology, we began utilizing more refined commercial estimated loss rates that represent cumulative losses over the estimated average time period from the onset of credit deterioration to the initial loss recorded for an individual loan. In addition, we began utilizing an enhanced framework to quantify commercial ALLL adjustments resulting from qualitative factors that may not be fully captured within the statistical analysis of incurred loss. The impact of these changes was largely neutral to the total ALLL at September 30, 2015. However, because the quantitative reserve is allocated to the business segments at a loan level, while the qualitative portion is allocated at the portfolio level, the impact of the methodology enhancements on the allowance for each business segment and each portfolio caused the business segment and commercial portfolio reserves to increase or decrease accordingly. The impact of the increases and decreases on the business segment and commercial portfolio reserves was not significant.

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

Accounting Guidance Pending Adoption at September 30, 2015

Business combinations. In September 2015, the FASB issued new accounting guidance that obligates an acquirer in a business combination to recognize adjustments to provisional amounts in the reporting period that the amounts were determined, eliminating the requirement for retrospective adjustments. The acquirer should record in the current period any income effects that resulted from the change in provisional amounts, calculated as if the accounting were completed at the acquisition date. This accounting guidance will be effective for interim and annual reporting periods beginning after December 15, 2015 (effective January 1, 2016, for us) and should be implemented using the prospective method. Early adoption is permitted. The adoption of this accounting guidance is not expected to have a material effect on our financial condition or results of operations.

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

Cloud computing fees. In April 2015, the FASB issued new accounting guidance that clarifies a customer’s accounting for fees paid in a cloud computing arrangement. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This accounting guidance will be effective for interim and annual reporting periods beginning after December 15, 2015 (effective January 1, 2016, for us) and can be implemented using either a prospective method or a retrospective method. Early adoption is permitted. We have elected to implement this new accounting guidance using a prospective approach. The adoption of this accounting guidance is not expected to have a material effect on our financial condition or results of operations.

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

Stock-based compensation. In June 2014, the FASB issued new accounting guidance that clarifies how to account for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. This accounting guidance will be effective for interim and annual reporting periods beginning after December 15, 2015 (effective January 1, 2016, for us) and can be implemented using either a retrospective method or a prospective method. Early adoption is permitted. We have elected to implement this new accounting guidance using a prospective approach. The adoption of this accounting guidance is not expected to have a material effect on our financial condition or results of operations.

Revenue recognition. In May 2014, the FASB issued new accounting guidance that revises the criteria for determining when to recognize revenue from contracts with customers and expands disclosure requirements. This accounting guidance can be implemented using either a retrospective method or a cumulative-effect approach. In August 2015, the FASB issued an update that defers the effective date of the revenue recognition guidance by one year. This new guidance will be effective for interim and annual reporting periods beginning after December 15, 2017 (effective January 1, 2018, for us). Early adoption is permitted but only for interim and annual reporting periods beginning after December 15, 2016. We have elected to implement this new accounting guidance using a cumulative-effect approach. Our preliminary analysis suggests that the adoption of this accounting guidance is not expected to have a material effect on our financial condition or results of operations. There are many aspects of this new accounting guidance that are still being interpreted, and the FASB has recently issued and proposed updates to certain aspects of the guidance. Therefore, the results of our materiality analysis may change based on the conclusions reached as to the application of the new guidance.

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

Our basic and diluted earnings per common share are calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
dollars in millions, except per share amounts	2015	2014	2015	2014
EARNINGS
Income (loss) from continuing operations	$220	$203	$686	$694
Less: Net income (loss) attributable to noncontrolling interests	(2)	—	1	6

Income (loss) from continuing operations attributable to Key	222	203	685	688
Less: Dividends on Series A Preferred Stock	6	6	17	17

Income (loss) from continuing operations attributable to Key common shareholders	216	197	668	671
Income (loss) from discontinued operations, net of taxes (a)	(3)	(17)	5	(41)

Net income (loss) attributable to Key common shareholders	$213	$180	$673	$630

WEIGHTED-AVERAGE COMMON SHARES
Weighted-average common shares outstanding (000)	831,430	867,350	839,758	875,728
Effect of convertible preferred stock	—	—	—	—
Effect of common share options and other stock awards	7,450	6,772	7,613	6,723

Weighted-average common shares and potential common shares outstanding (000) (b)	838,880	874,122	847,371	882,451

EARNINGS PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.26	$.23	$.79	$.77
Income (loss) from discontinued operations, net of taxes (a)	—	(.02)	.01	(.05)
Net income (loss) attributable to Key common shareholders (c)	.26	.21	.80	.72
Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$.26	$.23	$.78	$.76
Income (loss) from discontinued operations, net of taxes (a)	—	(.02)	.01	(.05)
Net income (loss) attributable to Key common shareholders — assuming dilution (c)	.25	.21	.79	.71

(a)	In April 2009, we decided to wind down the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers. In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. In February 2013, we decided to sell Victory to a private equity fund. As a result of these decisions, we have accounted for these businesses as discontinued operations. For further discussion regarding the income (loss) from discontinued operations, see Note 11 (“Acquisitions and Discontinued Operations”).
(b)	Assumes conversion of common share options and other stock awards and/or convertible preferred stock, as applicable.
(c)	EPS may not foot due to rounding.

3. Loans and Loans Held for Sale

Our loans by category are summarized as follows:

in millions	September 30, 2015	December 31, 2014	September 30, 2014
Commercial, financial and agricultural (a)	$31,095	$27,982	$26,683
Commercial real estate:
Commercial mortgage	8,180	8,047	8,276
Construction	1,070	1,100	1,036

Total commercial real estate loans	9,250	9,147	9,312
Commercial lease financing (b)	3,929	4,252	4,135

Total commercial loans	44,274	41,381	40,130
Residential — prime loans:
Real estate — residential mortgage	2,267	2,225	2,213
Home equity:
Key Community Bank	10,282	10,366	10,380
Other	222	267	283

Total home equity loans	10,504	10,633	10,663

Total residential — prime loans	12,771	12,858	12,876
Consumer other — Key Community Bank	1,612	1,560	1,546
Credit cards	770	754	724
Consumer other:
Marine	620	779	828
Other	38	49	51

Total consumer other	658	828	879

Total consumer loans	15,811	16,000	16,025

Total loans (c) (d)	$60,085	$57,381	$56,155

(a)	Loan balances include $88 million, $88 million, and $90 million of commercial credit card balances at September 30, 2015, December 31, 2014, and September 30, 2014, respectively.
(b)	Commercial lease financing includes receivables held as collateral for a secured borrowing of $162 million, $302 million, and $367 million at September 30, 2015, December 31, 2014, and September 30, 2014, respectively. Principal reductions are based on the cash payments received from these related receivables. Additional information pertaining to this secured borrowing is included in Note 18 (“Long-Term Debt”) beginning on page 202 of our 2014 Form 10-K.
(c)	At September 30, 2015, total loans include purchased loans of $119 million, of which $12 million were PCI loans. At December 31, 2014, total loans include purchased loans of $138 million, of which $13 million were PCI loans. At September 30, 2014, total loans include purchased loans of $143 million, of which $14 million were PCI loans.
(d)	Total loans exclude loans of $1.9 billion at September 30, 2015, $2.3 billion at December 31, 2014, and $2.4 billion at September 30, 2014, related to the discontinued operations of the education lending business. Additional information pertaining to these loans is provided in Note 11 (“Acquisitions and Discontinued Operations”).

Our loans held for sale are summarized as follows:

in millions	September 30, 2015	December 31, 2014	September 30, 2014
Commercial, financial and agricultural	$74	$63	$30
Real estate — commercial mortgage	806	638	725
Commercial lease financing	10	15	10
Real estate — residential mortgage	26	18	19

Total loans held for sale (a)	$916	$734	$784

(a)	Total loans held for sale exclude loans held for sale of $169 million at September 30, 2015, related to the discontinued operations of the education lending business. Additional information pertaining to these loans is provided in Note 11.

Our quarterly summary of changes in loans held for sale follows:

in millions	September 30, 2015	December 31, 2014	September 30, 2014
Balance at beginning of the period	$835	$784	$435
New originations	1,673	2,465	1,593
Transfers from (to) held to maturity, net	24	2	—
Loan sales	(1,616)	(2,516)	(1,243)
Loan draws (payments), net	—	(1)	(1)

Balance at end of period (a)	$916	$734	$784

(a)	Total loans held for sale exclude loans held for sale of $169 million at September 30, 2015, related to the discontinued operations of the education lending business. Additional information pertaining to these loans is provided in Note 11.

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

Our nonperforming assets and past due loans were as follows:

in millions	September 30, 2015	December 31, 2014	September 30, 2014
Total nonperforming loans (a), (b)	$400	$418	$401
Nonperforming loans held for sale	—	—	—
OREO (c)	17	18	16
Other nonperforming assets	—	—	1

Total nonperforming assets	$417	$436	$418

Nonperforming assets from discontinued operations—education lending (d)	$8	$11	$9

Restructured loans included in nonperforming loans	$159	$157	$137
Restructured loans with an allocated specific allowance (e)	71	82	115
Specifically allocated allowance for restructured loans (f)	29	34	30

Accruing loans past due 90 days or more	$54	$96	$71
Accruing loans past due 30 through 89 days	271	235	340

(a)	Loan balances exclude $12 million, $13 million, and $14 million of PCI loans at September 30, 2015, December 31, 2014, and September 30, 2014, respectively.
(b)	Includes carrying value of consumer residential mortgage loans in the process of foreclosure of approximately $114 million at September 30, 2015.
(c)	Includes carrying value of foreclosed residential real estate of approximately $13 million at September 30, 2015.
(d)	Restructured loans of approximately $20 million, $17 million, and $16 million are included in discontinued operations at September 30, 2015, December 31, 2014, and September 30, 2014, respectively. See Note 11 (“Acquisitions and Discontinued Operations”) for further discussion.
(e)	Included in individually impaired loans allocated a specific allowance.
(f)	Included in allowance for individually evaluated impaired loans.

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

At September 30, 2015, the outstanding unpaid principal balance and carrying value of all PCI loans was $18 million and $12 million, respectively. Changes in the accretable yield during the first nine months of 2015 included accretion and net reclassifications of less than $1 million, resulting in an ending balance of $5 million at September 30, 2015.

At September 30, 2015, the approximate carrying amount of our commercial nonperforming loans outstanding represented 74% of their original contractual amount owed, total nonperforming loans outstanding represented 79% of their original contractual amount owed, and nonperforming assets in total were carried at 79% of their original contractual amount owed.

At September 30, 2015, our 20 largest nonperforming loans totaled $112 million, representing 28% of total loans on nonperforming status. At September 30, 2014, our 20 largest nonperforming loans totaled $72 million, representing 18% of total loans on nonperforming status.

Nonperforming loans and loans held for sale reduced expected interest income by $12 million for the nine months ended September 30, 2015, and $16 million for the year ended December 31, 2014.

The following tables set forth a further breakdown of individually impaired loans as of September 30, 2015, December 31, 2014, and September 30, 2014:

		Unpaid		Average
September 30, 2015	Recorded	Principal	Specific	Recorded
in millions	Investment (a)	Balance (b)	Allowance	Investment
With no related allowance recorded:
Commercial, financial and agricultural	$30	$54	—	$19
Commercial real estate:
Commercial mortgage	9	12	—	10
Construction	5	5	—	6

Total commercial real estate loans	14	17	—	16

Total commercial loans	44	71	—	35

Real estate — residential mortgage	22	22	—	22
Home equity:
Key Community Bank	58	58	—	59
Other	2	2	—	2

Total home equity loans	60	60	—	61
Consumer other:
Marine	1	1	—	1

Total consumer other	1	1	—	1

Total consumer loans	83	83	—	84

Total loans with no related allowance recorded	127	154	—	119
With an allowance recorded:
Commercial, financial and agricultural	43	56	$9	58
Commercial real estate:
Commercial mortgage	5	6	1	6

Total commercial real estate loans	5	6	1	6

Total commercial loans	48	62	10	64

Real estate — residential mortgage	33	33	5	33
Home equity:
Key Community Bank	54	54	17	53
Other	10	10	1	10

Total home equity loans	64	64	18	63
Consumer other — Key Community Bank	3	3	—	3
Credit cards	3	3	1	3
Consumer other:
Marine	38	38	2	39
Other	2	2	—	2

Total consumer other	40	40	2	41

Total consumer loans	143	143	26	143

Total loans with an allowance recorded	191	205	36	207

Total	$318	$359	$36	$326

(a)	The Recorded Investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on our consolidated balance sheet.
(b)	The Unpaid Principal Balance represents the customer’s legal obligation to us.

		Unpaid		Average
December 31, 2014	Recorded	Principal	Specific	Recorded
in millions	Investment (a)	Balance (b)	Allowance	Investment
With no related allowance recorded:
Commercial, financial and agricultural	$6	$17	—	$8
Commercial real estate:
Commercial mortgage	15	20	—	19
Construction	5	6	—	7

Total commercial real estate loans	20	26	—	26

Total commercial loans	26	43	—	34

Real estate — residential mortgage	24	24	—	30
Home equity:
Key Community Bank	62	63	—	63
Other	1	1	—	2

Total home equity loans	63	64	—	65
Consumer other:
Marine	2	2	—	2

Total consumer other	2	2	—	2

Total consumer loans	89	90	—	97

Total loans with no related allowance recorded	115	133	—	131
With an allowance recorded:
Commercial, financial and agricultural	37	37	$9	28
Commercial real estate:
Commercial mortgage	6	6	2	6
Construction	3	3	1	2

Total commercial real estate loans	9	9	3	8

Total commercial loans	46	46	12	36

Real estate — residential mortgage	31	31	5	25
Home equity:
Key Community Bank	46	46	16	43
Other	11	11	2	11

Total home equity loans	57	57	18	54
Consumer other — Key Community Bank	4	4	—	3
Credit cards	4	4	—	4
Consumer other:
Marine	43	43	5	45
Other	2	2	—	2

Total consumer other	45	45	5	47

Total consumer loans	141	141	28	133

Total loans with an allowance recorded	187	187	40	169

Total	$302	$320	$40	$300

(a)	The Recorded Investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on our consolidated balance sheet.
(b)	The Unpaid Principal Balance represents the customer’s legal obligation to us.

		Unpaid		Average
September 30, 2014	Recorded	Principal	Specific	Recorded
in millions	Investment (a)	Balance (b)	Allowance	Investment
With no related allowance recorded:
Commercial, financial and agricultural	$11	$20	—	$12
Commercial real estate:
Commercial mortgage	22	27	—	23
Construction	9	20	—	7

Total commercial real estate loans	31	47	—	30

Total commercial loans	42	67	—	42

Real estate — residential mortgage	36	36	—	30
Home equity:
Key Community Bank	64	64	—	65
Other	2	2	—	2

Total home equity loans	66	66	—	67
Consumer other:
Marine	2	2	—	2

Total consumer other	2	2	—	2

Total consumer loans	104	104	—	99

Total loans with no related allowance recorded	146	171	—	141
With an allowance recorded:
Commercial, financial and agricultural	20	21	$7	12
Commercial real estate:
Commercial mortgage	7	7	2	5

Total commercial real estate loans	7	7	2	5

Total commercial loans	27	28	9	17

Real estate — residential mortgage	19	19	4	24
Home equity:
Key Community Bank	41	41	16	39
Other	11	11	2	11

Total home equity loans	52	52	18	50
Consumer other — Key Community Bank	3	3	—	3
Credit cards	3	3	1	3
Consumer other:
Marine	46	46	5	47
Other	2	2	1	2

Total consumer other	48	48	6	49

Total consumer loans	125	125	29	129

Total loans with an allowance recorded	152	153	38	146

Total	$298	$324	$38	$287

(a)	The Recorded Investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on our consolidated balance sheet.
(b)	The Unpaid Principal Balance represents the customer’s legal obligation to us.

For each of the nine months ended September 30, 2015, and September 30, 2014, interest income recognized on the outstanding balances of accruing impaired loans totaled $5 million.

At September 30, 2015, aggregate restructured loans (accrual and nonaccrual loans) totaled $287 million, compared to $270 million at December 31, 2014, and $264 million at September 30, 2014. We added $87 million in restructured loans during the first nine months of 2015, which were partially offset by $70 million in payments and charge-offs.

A further breakdown of TDRs included in nonperforming loans by loan category as of September 30, 2015, follows:

		Pre-modification	Post-modification
		Outstanding	Outstanding
September 30, 2015	Number	Recorded	Recorded
dollars in millions	of Loans	Investment	Investment
LOAN TYPE
Nonperforming:
Commercial, financial and agricultural	12	$56	$50
Commercial real estate:
Real estate — commercial mortgage	11	30	7

Total commercial real estate loans	11	30	7

Total commercial loans	23	86	57
Real estate — residential mortgage	356	21	21
Home equity:
Key Community Bank	1,093	79	70
Other	122	3	3

Total home equity loans	1,215	82	73
Consumer other — Key Community Bank	26	1	1
Credit cards	314	2	2
Consumer other:
Marine	92	6	5
Other	16	—	—

Total consumer other	108	6	5

Total consumer loans	2,019	112	102

Total nonperforming TDRs	2,042	198	159
Prior-year accruing: (a)
Commercial, financial and agricultural	12	6	3
Commercial real estate:
Real estate — commercial mortgage	1	2	1

Total commercial real estate loans	1	2	1

Total commercial loans	13	8	4
Real estate — residential mortgage	499	36	36
Home equity:
Key Community Bank	794	49	42
Other	327	10	8

Total home equity loans	1,121	59	50
Consumer other — Key Community Bank	45	2	1
Credit cards	473	2	2
Consumer other:
Marine	398	59	33
Other	68	2	2

Total consumer other	466	61	35

Total consumer loans	2,604	160	124

Total prior-year accruing TDRs	2,617	168	128

Total TDRs	4,659	$366	$287

(a)	All TDRs that were restructured prior to January 1, 2015, and are fully accruing.

A further breakdown of TDRs included in nonperforming loans by loan category as of December 31, 2014, follows:

		Pre-modification	Post-modification
		Outstanding	Outstanding
December 31, 2014	Number	Recorded	Recorded
dollars in millions	of Loans	Investment	Investment
LOAN TYPE
Nonperforming:
Commercial, financial and agricultural	14	$25	$23
Commercial real estate:
Real estate — commercial mortgage	10	38	13
Real estate — construction	1	5	—

Total commercial real estate loans	11	43	13

Total commercial loans	25	68	36
Real estate — residential mortgage	453	27	27
Home equity:
Key Community Bank	1,184	79	72
Other	158	4	4

Total home equity loans	1,342	83	76
Consumer other — Key Community Bank	37	2	1
Credit cards	290	2	2
Consumer other:
Marine	206	17	14
Other	38	1	1

Total consumer other	244	18	15

Total consumer loans	2,366	132	121

Total nonperforming TDRs	2,391	200	157
Prior-year accruing: (a)
Commercial, financial and agricultural	20	6	3
Commercial real estate:
Real estate — commercial mortgage	1	2	1

Total commercial real estate loans	1	2	1

Total commercial loans	21	8	4
Real estate — residential mortgage	381	29	29
Home equity:
Key Community Bank	674	41	36
Other	310	9	8

Total home equity loans	984	50	44
Consumer other — Key Community Bank	45	2	2
Credit cards	514	4	2
Consumer other:
Marine	373	54	31
Other	67	2	1

Total consumer other	440	56	32

Total consumer loans	2,364	141	109

Total prior-year accruing TDRs	2,385	149	113

Total TDRs	4,776	$349	$270

(a)	All TDRs that were restructured prior to January 1, 2014, and are fully accruing.

A further breakdown of TDRs included in nonperforming loans by loan category as of September 30, 2014, follows:

		Pre-modification	Post-modification
		Outstanding	Outstanding
September 30, 2014	Number	Recorded	Recorded
dollars in millions	of Loans	Investment	Investment
LOAN TYPE
Nonperforming:
Commercial, financial and agricultural	20	$16	$9
Commercial real estate:
Real estate — commercial mortgage	12	39	14
Real estate — construction	3	15	1

Total commercial real estate loans	15	54	15

Total commercial loans	35	70	24
Real estate — residential mortgage	464	28	28
Home equity:
Key Community Bank	1,125	70	64
Other	133	4	4

Total home equity loans	1,258	74	68
Consumer other — Key Community Bank	31	1	1
Credit cards	156	1	1
Consumer other:
Marine	211	16	14
Other	40	1	1

Total consumer other	251	17	15

Total consumer loans	2,160	121	113

Total nonperforming TDRs	2,195	191	137
Prior-year accruing: (a)
Commercial, financial and agricultural	25	6	3
Commercial real estate:
Real estate — commercial mortgage	4	18	8

Total commercial real estate loans	4	18	8

Total commercial loans	29	24	11
Real estate — residential mortgage	359	28	28
Home equity:
Key Community Bank	731	45	40
Other	325	10	8

Total home equity loans	1,056	55	48
Consumer other — Key Community Bank	53	2	2
Credit cards	564	4	3
Consumer other:
Marine	402	58	34
Other	72	2	1

Total consumer other	474	60	35

Total consumer loans	2,506	149	116

Total prior-year accruing TDRs	2,535	173	127

Total TDRs	4,730	$364	$264

(a)	All TDRs that were restructured prior to January 1, 2014, and are fully accruing.

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

Commercial loan TDRs are considered defaulted when principal and interest payments are 90 days past due. Consumer loan TDRs are considered defaulted when principal and interest payments are more than 60 days past due. During the three months ended September 30, 2015, there were no significant commercial loan TDRs, and 61 consumer loan TDRs with a combined recorded investment of $3 million that experienced payment defaults from modifications resulting in TDR status during 2014. During the three months ended September 30, 2014, there were no significant commercial loan TDRs, and 93 consumer loan TDRs with a combined recorded investment of $4 million that experienced payment defaults from modifications resulting in TDR status during 2013. As TDRs are individually evaluated for impairment under the specific reserve methodology, subsequent defaults do not generally have a significant additional impact on the ALLL.

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

in millions	September 30, 2015	December 31, 2014	September 30, 2014
Commercial loans:
Interest rate reduction	$58	$13	$24
Forgiveness of principal	2	2	5
Other	1	25	6

Total	$61	$40	$35

Consumer loans:
Interest rate reduction	$139	$140	$140
Forgiveness of principal	4	4	4
Other	83	86	85

Total	$226	$230	$229

Total commercial and consumer TDRs (a)	$287	$270	$264
Total loans	60,085	57,381	56,155

(a)	Commitments outstanding to lend additional funds to borrowers whose loan terms have been modified in TDRs are $8 million, $5 million, and $1 million at September 30, 2015, December 31, 2014, and September 30, 2014, respectively.

Our policies for determining past due loans, placing loans on nonaccrual, applying payments on nonaccrual loans, and resuming accrual of interest for our commercial and consumer loan portfolios are disclosed in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Nonperforming Loans” beginning on page 116 of our 2014 Form 10-K.

At September 30, 2015, approximately $59.3 billion, or 98.8%, of our total loans were current, compared to $56.6 billion, or 98.7%, at December 31, 2014, and $55.3 billion, or 98.5%, at September 30, 2014. At September 30, 2015, total past due loans and nonperforming loans of $724 million represented approximately 1.2% of total loans, compared to $749 million, or 1.3%, at December 31, 2014, and $813 million, or 1.5% at September 30, 2014.

The following aging analysis of past due and current loans as of September 30, 2015, December 31, 2014, and September 30, 2014, provides further information regarding Key’s credit exposure.

				90 and		Total Past
		30-59	60-89	Greater		Due and	Purchased
September 30, 2015		Days Past	Days Past	Days Past	Nonperforming	Nonperforming	Credit	Total
in millions	Current	Due	Due	Due	Loans	Loans	Impaired	Loans
LOAN TYPE
Commercial, financial and agricultural	$30,901	$58	$30	$17	$89	$194	—	$31,095
Commercial real estate:
Commercial mortgage	8,127	18	7	5	23	53	—	8,180
Construction	1,060	1	—	—	9	10	—	1,070

Total commercial real estate loans	9,187	19	7	5	32	63	—	9,250
Commercial lease financing	3,875	29	3	1	21	54	—	3,929

Total commercial loans	$43,963	$106	$40	$23	$142	$311	—	$44,274

Real estate — residential mortgage	$2,171	$11	$4	$3	$67	$85	$11	$2,267
Home equity:
Key Community Bank	10,027	49	20	11	174	254	1	10,282
Other	208	4	2	1	7	14	—	222

Total home equity loans	10,235	53	22	12	181	268	1	10,504
Consumer other — Key Community Bank	1,595	7	4	5	1	17	—	1,612
Credit cards	750	6	4	8	2	20	—	770
Consumer other:
Marine	601	10	2	1	6	19	—	620
Other	34	1	1	1	1	4	—	38

Total consumer other	635	11	3	2	7	23	—	658

Total consumer loans	$15,386	$88	$37	$30	$258	$413	$12	$15,811

Total loans	$59,349	$194	$77	$53	$400	$724	$12	$60,085

				90 and		Total Past
		30-59	60-89	Greater		Due and	Purchased
December 31, 2014		Days Past	Days Past	Days Past	Nonperforming	Nonperforming	Credit	Total
in millions	Current	Due	Due	Due	Loans	Loans	Impaired	Loans
LOAN TYPE
Commercial, financial and agricultural	$27,858	$19	$14	$32	$59	$124	—	$27,982
Commercial real estate:
Commercial mortgage	7,981	6	10	16	34	66	—	8,047
Construction	1,084	2	—	1	13	16	—	1,100

Total commercial real estate loans	9,065	8	10	17	47	82	—	9,147
Commercial lease financing	4,172	30	21	11	18	80	—	4,252

Total commercial loans	$41,095	$57	$45	$60	$124	$286	—	$41,381

Real estate — residential mortgage	$2,111	$12	$7	$4	$79	$102	$12	$2,225
Home equity:
Key Community Bank	10,098	46	22	14	185	267	1	10,366
Other	249	5	2	1	10	18	—	267

Total home equity loans	10,347	51	24	15	195	285	1	10,633
Consumer other — Key Community Bank	1,541	9	3	5	2	19	—	1,560
Credit cards	733	6	4	9	2	21	—	754
Consumer other:
Marine	746	11	5	2	15	33	—	779
Other	46	1	—	1	1	3	—	49

Total consumer other	792	12	5	3	16	36	—	828

Total consumer loans	$15,524	$90	$43	$36	$294	$463	$13	$16,000

Total loans	$56,619	$147	$88	$96	$418	$749	$13	$57,381

				90 and		Total Past
		30-59	60-89	Greater		Due and	Purchased
September 30, 2014		Days Past	Days Past	Days Past	Nonperforming	Nonperforming	Credit	Total
in millions	Current	Due	Due	Due	Loans	Loans	Impaired	Loans
LOAN TYPE
Commercial, financial and agricultural	$26,534	$50	$34	$18	$47	$149	—	$26,683
Commercial real estate:
Commercial mortgage	8,201	17	7	9	41	74	$1	8,276
Construction	1,017	3	2	—	14	19	—	1,036

Total commercial real estate loans	9,218	20	9	9	55	93	1	9,312
Commercial lease financing	4,017	74	24	6	14	118	—	4,135

Total commercial loans	$39,769	$144	$67	$33	$116	$360	$1	$40,130

Real estate — residential mortgage	$2,091	$17	$7	$5	$81	$110	$12	$2,213
Home equity:
Key Community Bank	10,124	46	19	16	174	255	1	10,380
Other	266	4	2	1	10	17	—	283

Total home equity loans	10,390	50	21	17	184	272	1	10,663
Consumer other — Key Community Bank	1,528	7	3	6	2	18	—	1,546
Credit cards	705	5	4	9	1	19	—	724
Consumer other:
Marine	796	11	4	1	16	32	—	828
Other	49	1	—	—	1	2	—	51

Total consumer other	845	12	4	1	17	34	—	879

Total consumer loans	$15,559	$91	$39	$38	$285	$453	$13	$16,025

Total loans	$55,328	$235	$106	$71	$401	$813	$14	$56,155

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

Credit quality indicators for our commercial and consumer loan portfolios, excluding $12 million and $14 million of PCI loans at September 30, 2015, and September 30, 2014, respectively, based on bond rating, regulatory classification, and payment activity as of September 30, 2015, and September 30, 2014, are as follows:

Commercial Credit Exposure

Credit Risk Profile by Creditworthiness Category (a)

September 30,
in millions
	Commercial, financial and agricultural		RE — Commercial		RE — Construction		Commercial Lease		Total
RATING (b), (c)	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
AAA — AA	$384	$342	$3	$2	—	$1	$501	$528	$888	$873
A	1,439	1,147	4	2	—	—	478	596	1,921	1,745
BBB — BB	27,438	23,822	7,690	7,736	$935	895	2,808	2,848	38,871	35,301
B	639	594	272	298	89	100	88	75	1,088	1,067
CCC — C	1,195	778	211	238	46	40	54	88	1,506	1,144

Total	$31,095	$26,683	$8,180	$8,276	$1,070	$1,036	$3,929	$4,135	$44,274	$40,130

(a)	Credit quality indicators are updated on an ongoing basis and reflect credit quality information as of the dates indicated.
(b)	Our bond rating to internal loan grade conversion system is as follows: AAA - AA = 1, A = 2, BBB - BB = 3 - 13, B = 14 - 16, and CCC - C = 17 - 20.
(c)	Our internal loan grade to regulatory-defined classification is as follows: Pass = 1-16, Special Mention = 17, Substandard = 18, Doubtful = 19, and Loss = 20.

Consumer Credit Exposure

Credit Risk Profile by Regulatory Classifications (a), (b)

September 30,
in millions
	Residential — Prime
GRADE	2015	2014
Pass	$12,496	$12,576
Substandard	263	287

Total	$12,759	$12,863

Credit Risk Profile Based on Payment Activity (a)

September 30,	Consumer — Key Community Bank		Credit cards		Consumer — Marine		Consumer — Other		Total
in millions	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Performing	$1,611	$1,544	$768	$723	$614	$812	$37	$50	$3,030	$3,129
Nonperforming	1	2	2	1	6	16	1	1	10	20

Total	$1,612	$1,546	$770	$724	$620	$828	$38	$51	$3,040	$3,149

(a)	Credit quality indicators are updated on an ongoing basis and reflect credit quality information as of the dates indicated.
(b)	Our past due payment activity to regulatory classification conversion is as follows: pass = less than 90 days; and substandard = 90 days and greater plus nonperforming loans.

We determine the appropriate level of the ALLL on at least a quarterly basis. The methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” beginning on page 117 of our 2014 Form 10-K. We apply expected loss rates to existing loans with similar risk characteristics as noted in the credit quality indicator table above and exercise judgment to assess the impact of qualitative factors such as changes in economic conditions, changes in credit policies or underwriting standards, and changes in the level of credit risk associated with specific industries and markets.

In the third quarter of 2015, we enhanced the approach used to determine the commercial reserve factors used in estimating the commercial ALLL, which had the effect of capturing certain elements in the commercial quantitative reserve component that had formerly been included in the commercial qualitative component. Under the enhanced methodology, we began utilizing more refined commercial estimated loss rates that represent cumulative losses over the estimated average time period from the onset of credit deterioration to the initial loss recorded for an individual loan. In addition, we began utilizing an enhanced framework to quantify commercial ALLL adjustments resulting from qualitative factors that may not be fully captured within the statistical analysis of incurred loss. The impact of these changes was largely neutral to the total ALLL at September 30, 2015. However, because the quantitative reserve is allocated to the business segments at a loan level, while the qualitative portion is allocated at the portfolio level, the impact of the methodology enhancements on the allowance for each portfolio caused the commercial portfolio ALLL to increase or decrease accordingly. The impact of the increases and decreases on the commercial portfolio ALLL was not significant.

For all commercial and consumer loan TDRs, regardless of size, as well as impaired commercial loans with an outstanding balance of $2.5 million or greater, we conduct further analysis to determine the probable loss content and assign a specific allowance to the loan if deemed appropriate. We estimate the extent of the individual impairment for commercial loans and TDRs by comparing the recorded investment of the loan with the estimated present value of its future cash flows, the fair value of its underlying collateral, or the loan’s observable market price. Secured consumer loan TDRs that are discharged through Chapter 7 bankruptcy and not formally re-affirmed are adjusted to reflect the fair value of the underlying collateral, less costs to sell. Non-Chapter 7 consumer loan TDRs are combined in homogenous pools and assigned a specific allocation based on the estimated present value of future cash flows using the loan’s effective interest rate. A specific allowance also may be assigned — even when sources of repayment appear sufficient — if we remain uncertain about whether the loan will be repaid in full. On at least a quarterly basis, we evaluate the appropriateness of our loss estimation methods to reduce differences between estimated incurred losses and actual losses. The ALLL at September 30, 2015, represents our best estimate of the probable credit losses inherent in the loan portfolio at that date.

Commercial loans generally are charged off in full or charged down to the fair value of the underlying collateral when the borrower’s payment is 180 days past due. Consumer loans generally are charged off when payments are 120 days past due. Home equity and residential mortgage loans generally are charged down to net realizable value when payment is 180 days past due. Credit card loans, and similar unsecured products, are charged off when payments are 180 days past due.

At September 30, 2015, the ALLL was $790 million, or 1.31% of loans, compared to $804 million, or 1.43% of loans, at September 30, 2014. At September 30, 2015, the ALLL was 197.5% of nonperforming loans, compared to 200.5% at September 30, 2014.

A summary of the changes in the ALLL for the periods indicated is presented in the table below:

	Three months ended September 30,		Nine months ended September 30,
in millions	2015	2014	2015	2014
Balance at beginning of period — continuing operations	$796	$814	$794	$848
Charge-offs	(53)	(49)	(152)	(162)
Recoveries	12	18	47	81

Net loans and leases charged off	(41)	(31)	(105)	(81)
Provision for loan and lease losses from continuing operations	36	21	102	37
Foreign currency translation adjustment	(1)	—	(1)	—

Balance at end of period — continuing operations	$790	$804	$790	$804

The changes in the ALLL by loan category for the periods indicated are as follows:

in millions	December 31, 2014	Provision	Charge-offs	Recoveries	September 30, 2015
Commercial, financial and agricultural	$391	$93	$(59)	$13	$438
Real estate — commercial mortgage	148	(9)	(2)	2	139
Real estate — construction	28	(3)	(1)	1	25
Commercial lease financing	56	(13)	(5)	7	45

Total commercial loans	623	68	(67)	23	647
Real estate — residential mortgage	23	(1)	(4)	1	19
Home equity:
Key Community Bank	66	4	(21)	5	54
Other	5	(1)	(4)	4	4

Total home equity loans	71	3	(25)	9	58
Consumer other — Key Community Bank	22	11	(18)	5	20
Credit cards	33	20	(23)	2	32
Consumer other:
Marine	21	—	(14)	6	13
Other	1	—	(1)	1	1

Total consumer other:	22	—	(15)	7	14

Total consumer loans	171	33	(85)	24	143

Total ALLL — continuing operations	794	101 (a)	(152)	47	790
Discontinued operations	29	9	(25)	10	23

Total ALLL — including discontinued operations	$823	$110	$(177)	$57	$813

(a)	Includes a $1 million foreign currency translation adjustment. Excludes a provision for losses on lending-related commitments of $19 million.

in millions	December 31, 2013	Provision	Charge-offs	Recoveries	September 30, 2014
Commercial, financial and agricultural	$362	$32	$(35)	$27	$386
Real estate — commercial mortgage	165	(7)	(3)	4	159
Real estate — construction	32	(16)	(4)	16	28
Commercial lease financing	62	(9)	(6)	8	55

Total commercial loans	621	—	(48)	55	628
Real estate — residential mortgage	37	(10)	(7)	2	22
Home equity:
Key Community Bank	84	9	(29)	7	71
Other	11	(1)	(8)	4	6

Total home equity loans	95	8	(37)	11	77
Consumer other — Key Community Bank	29	14	(23)	4	24
Credit cards	34	24	(27)	1	32
Consumer other:
Marine	29	1	(18)	7	19
Other	3	—	(2)	1	2

Total consumer other:	32	1	(20)	8	21

Total consumer loans	227	37	(114)	26	176

Total ALLL — continuing operations	848	37 (a)	(162)	81	804
Discontinued operations	39	15	(34)	11	31

Total ALLL — including discontinued operations	$887	$52	$(196)	$92	$835

(a)	Excludes a credit for losses on lending-related commitments of $2 million.

Our ALLL from continuing operations decreased by $14 million, or 1.7%, from the third quarter of 2014 primarily because of the improvement in the credit quality of our loan portfolios. The quality of new loan originations as well as decreasing levels of classified and nonperforming loans also resulted in a reduction in our general allowance. Our general allowance applies expected loss rates to our existing loans with similar risk characteristics as well as any adjustments to reflect our current assessment of qualitative factors such as changes in economic conditions, underwriting standards, and concentrations of credit. Our delinquency trends declined during 2014 and into 2015 due to continued improved credit quality, relatively stable economic conditions, and continued run-off in our exit loan portfolio, reflecting our effort to maintain a moderate enterprise risk tolerance.

For continuing operations, the loans outstanding individually evaluated for impairment totaled $318 million, with a corresponding allowance of $36 million at September 30, 2015. Loans outstanding collectively evaluated for impairment totaled $59.8 billion, with a corresponding allowance of $753 million at September 30, 2015. At September 30, 2015, PCI loans evaluated for impairment totaled $12 million, with a corresponding allowance of $1 million. There was no provision for loan and lease losses on these PCI loans during the nine months ended September 30, 2015. At September 30, 2014, the loans outstanding individually evaluated for impairment totaled $299 million, with a corresponding allowance of $38 million. Loans outstanding collectively evaluated for impairment totaled $55.8 billion, with a corresponding allowance of $765 million at September 30, 2014. At September 30, 2014, PCI loans evaluated for impairment totaled $14 million, with a corresponding allowance of $1 million. There was no provision for loan and lease losses on these PCI loans during the nine months ended September 30, 2014.

A breakdown of the individual and collective ALLL and the corresponding loan balances as of September 30, 2015, follows:

	Allowance			Outstanding
	Individually	Collectively	Purchased		Individually	Collectively	Purchased
September 30, 2015	Evaluated for	Evaluated for	Credit		Evaluated for	Evaluated for	Credit
in millions	Impairment	Impairment	Impaired	Loans	Impairment	Impairment	Impaired
Commercial, financial and agricultural	$9	$429	—	$31,095	$72	$31,023	—
Commercial real estate:
Commercial mortgage	1	138	—	8,180	15	8,165	—
Construction	—	25	—	1,070	5	1,065	—

Total commercial real estate loans	1	163	—	9,250	20	9,230	—
Commercial lease financing	—	45	—	3,929	—	3,929	—

Total commercial loans	10	637	—	44,274	92	44,182	—
Real estate — residential mortgage	5	13	$1	2,267	56	2,200	$11
Home equity:
Key Community Bank	17	37	—	10,282	113	10,168	1
Other	2	2	—	222	11	211	—

Total home equity loans	19	39	—	10,504	124	10,379	1
Consumer other — Key Community Bank	—	20	—	1,612	3	1,609	—
Credit cards	—	32	—	770	3	767	—
Consumer other:
Marine	2	11	—	620	38	582	—
Other	—	1	—	38	2	36	—

Total consumer other	2	12	—	658	40	618	—

Total consumer loans	26	116	1	15,811	226	15,573	12

Total ALLL — continuing operations	36	753	1	60,085	318	59,755	12
Discontinued operations	2	21	—	1,891	20	1,871	—

Total ALLL — including discontinued operations	$38	$774	$1	$61,976	$338	$61,626	$12

A breakdown of the individual and collective ALLL and the corresponding loan balances as of December 31, 2014, follows:

	Allowance			Outstanding
	Individually	Collectively	Purchased			Individually	Collectively		Purchased
December 31, 2014	Evaluated for	Evaluated for	Credit			Evaluated for	Evaluated for		Credit
in millions	Impairment	Impairment	Impaired	Loans		Impairment	Impairment		Impaired
Commercial, financial and agricultural	$9	$382	—	$27,982		$43	$27,939		—
Commercial real estate:
Commercial mortgage	2	146	—	8,047		21	8,025		$1
Construction	1	27	—	1,100		8	1,092		—

Total commercial real estate loans	3	173	—	9,147		29	9,117		1
Commercial lease financing	—	56	—	4,252		—	4,252		—

Total commercial loans	12	611	—	41,381		72	41,308		1
Real estate — residential mortgage	5	17	$1	2,225		55	2,159		11
Home equity:
Key Community Bank	16	50	—	10,366		108	10,257		1
Other	2	3	—	267		12	255		—

Total home equity loans	18	53	—	10,633		120	10,512		1
Consumer other — Key Community Bank	—	22	—	1,560		4	1,556		—
Credit cards	—	33	—	754		4	750		—
Consumer other:
Marine	5	16	—	779		45	734		—
Other	—	1	—	49		2	47		—

Total consumer other	5	17	—	828		47	781		—

Total consumer loans	28	142	1	16,000		230	15,758		12

Total ALLL — continuing operations	40	753	1	57,381		302	57,066		13
Discontinued operations	1	28	—	2,295	(a)	17	2,278	(a)	—

Total ALLL — including discontinued operations	$41	$781	$1	$59,676		$319	$59,344		$13

(a)	Amount includes $191 million of loans carried at fair value that are excluded from ALLL consideration.

A breakdown of the individual and collective ALLL and the corresponding loan balances as of September 30, 2014, follows:

	Allowance			Outstanding
	Individually	Collectively	Purchased			Individually	Collectively		Purchased
September 30, 2014	Evaluated for	Evaluated for	Credit			Evaluated for	Evaluated for		Credit
in millions	Impairment	Impairment	Impaired	Loans		Impairment	Impairment		Impaired
Commercial, financial and agricultural	$7	$379	—	$26,683		$31	$26,652		—
Commercial real estate:
Commercial mortgage	2	157	—	8,276		29	8,246		$1
Construction	—	28	—	1,036		10	1,026		—

Total commercial real estate loans	2	185	—	9,312		39	9,272		1
Commercial lease financing	—	55	—	4,135		—	4,135		—

Total commercial loans	9	619	—	40,130		70	40,059		1
Real estate — residential mortgage	4	17	$1	2,213		55	2,146		12
Home equity:
Key Community Bank	16	55	—	10,380		105	10,274		1
Other	2	4	—	283		12	271		—

Total home equity loans	18	59	—	10,663		117	10,545		1
Consumer other — Key Community Bank	—	24	—	1,546		4	1,542		—
Credit cards	1	31	—	724		3	721		—
Consumer other:
Marine	5	14	—	828		48	780		—
Other	1	1	—	51		2	49		—

Total consumer other	6	15	—	879		50	829		—

Total consumer loans	29	146	1	16,025		229	15,783		13

Total ALLL — continuing operations	38	765	1	56,155		299	55,842		14
Discontinued operations	1	30	—	2,392	(a)	16	2,376	(a)	—

Total ALLL — including discontinued operations	$39	$795	$1	$58,547		$315	$58,218		$14

(a)	Amount includes $201 million of loans carried at fair value that are excluded from ALLL consideration.

The liability for credit losses inherent in lending-related unfunded commitments, such as letters of credit and unfunded loan commitments, is included in “accrued expense and other liabilities” on the balance sheet. We establish the amount of this reserve by considering both historical trends and current market conditions quarterly, or more often if deemed necessary. Our liability for credit losses on lending-related commitments was $54 million at September 30, 2015. When combined with our ALLL, our total allowance for credit losses represented 1.40% of loans at September 30, 2015, compared to 1.49% at September 30, 2014.

Changes in the liability for credit losses on unfunded lending-related commitments are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
in millions	2015	2014	2015	2014
Balance at beginning of period	$45	$37	$35	$37
Provision (credit) for losses on lending-related commitments	9	(2)	19	(2)

Balance at end of period	$54	$35	$54	$35

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

Securities (trading and available for sale). We own several types of securities, requiring a range of valuation methods:

•	Securities are classified as Level 1 when quoted market prices are available in an active market for the identical securities. Level 1 instruments include exchange-traded equity securities.

•	Securities are classified as Level 2 if quoted prices for identical securities are not available, and fair value is determined using pricing models (either by a third-party pricing service or internally) or quoted prices of similar securities. These instruments include municipal bonds; bonds backed by the U.S. government; corporate bonds; certain mortgage-backed securities; securities issued by the U.S. Treasury; money markets; and certain agency and corporate CMOs. Inputs to the pricing models include: standard inputs, such as yields, benchmark securities, bids, and offers; actual trade data (i.e., spreads, credit ratings, and interest rates) for comparable assets; spread tables; matrices; high-grade scales; and option-adjusted spreads.

•	Securities are classified as Level 3 when there is limited activity in the market for a particular instrument. To determine fair value in such cases, depending on the complexity of the valuations required, we use internal models based on certain assumptions or a third-party valuation service. At September 30, 2015, our Level 3 instruments consist of two convertible preferred securities. Our Strategy group is responsible for reviewing the valuation model and determining the fair value of these investments on a quarterly basis. The securities are valued using a cash flow analysis of the associated private company issuers. The valuations of the securities are negatively impacted by projected net losses of the associated private companies and positively impacted by projected net gains.

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

Private equity and mezzanine investments are classified as Level 3 assets since our judgment significantly influences the determination of fair value. Our Fund Management, Asset Management, and Accounting groups are responsible for reviewing the valuation models and determining the fair value of these investments on a quarterly basis. Direct investments in properties are initially valued based upon the transaction price. This amount is then adjusted to fair value based on current market conditions using the discounted cash flow method based on the expected investment exit date. The fair values of the assets are reviewed and adjusted quarterly. There were no significant direct equity and mezzanine investments at September 30, 2015.

Consistent with accounting guidance, indirect investments are valued using a methodology that allows the use of statements from the investment manager to calculate net asset value per share. A primary input used in estimating fair value is the most recent value of the capital accounts as reported by the general partners of the funds in which we invest. The calculation to determine the investment’s fair value is based on our percentage ownership in the fund multiplied by the net asset value of the fund, as provided by the fund manager. Under the requirements of the Volcker Rule, we will be required to dispose of some or all of our indirect investments. As of September 30, 2015, management has not committed to a plan to sell these investments. Therefore, these investments continue to be valued using the net asset value per share methodology. For more information about the Volcker Rule, see the discussion under the heading “Other Regulatory Developments under the Dodd-Frank Act – ‘Volcker Rule’” in the section entitled “Supervision and Regulation” beginning on page 16 of our 2014 Form 10-K.

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

The following table presents the fair value of our indirect investments and related unfunded commitments at September 30, 2015. We did not provide any financial support to investees related to our direct and indirect investments for the nine months ended September 30, 2015, and September 30, 2014.

September 30, 2015		Unfunded
in millions	Fair Value	Commitments
INVESTMENT TYPE
Indirect investments
Passive funds (a)	$9	$1

Total	$9	$1

(a)	We invest in passive funds, which are multi-investor private equity funds. These investments can never be redeemed. Instead, distributions are received through the liquidation of the underlying investments in the funds. Some funds have no restrictions on sale, while others require investors to remain in the fund until maturity. The funds will be liquidated over a period of one to four years. The purpose of KREEC’s funding is to allow funds to make additional investments and keep a certain market value threshold in the funds. KREEC is obligated to provide financial support, as all investors are required, to fund based on their ownership percentage, as noted in the Limited Partnership Agreements.

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

Our indirect investments are classified as Level 3 assets since our significant inputs are not observable in the marketplace. Indirect investments include primary and secondary investments in private equity funds engaged mainly in venture- and growth-oriented investing. These investments do not have readily determinable fair values. Indirect investments are valued using a methodology that is consistent with accounting guidance that allows us to estimate fair value based upon net asset value per share (or its equivalent, such as member units or an ownership interest in partners’ capital to which a proportionate share of net assets is attributed). The significant unobservable input used in estimating fair value is primarily the most recent value of the capital accounts as reported by the general partners of the funds in which we invest. Under the requirements of the Volcker Rule, we will be required to dispose of some or all of our indirect investments. As of September 30, 2015, management has not committed to a plan to sell these investments. Therefore, these investments continue to be valued using the net asset value per share methodology.

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

The following table presents the fair value of our direct and indirect principal investments and related unfunded commitments at September 30, 2015, as well as financial support provided for the three and nine months ended September 30, 2015, and September 30, 2014:

			Financial support provided
			Three months ended September 30,				Nine months ended September 30,
	September 30, 2015		2015		2014		2015		2014
	Fair	Unfunded	Funded	Funded	Funded	Funded	Funded	Funded	Funded	Funded
in millions	Value	Commitments	Commitments	Other	Commitments	Other	Commitments	Other	Commitments	Other
INVESTMENT TYPE
Direct investments (a)	$66	—	—	$—	—	—	—	$2	—	$2
Indirect investments (b)	271	$53	$2	—	$3	—	$7	—	$10	—

Total	$337	$53	$2	$—	$3	—	$7	$2	$10	$2

(a)	Our direct investments consist of equity and debt investments directly in independent business enterprises. Operations of the business enterprises are handled by management of the portfolio company. The purpose of funding these enterprises is to provide financial support for business development and acquisition strategies. We infuse equity capital based on an initial contractual cash contribution and later from additional requests on behalf of the companies’ management.
(b)	Our indirect investments consist of buyout funds, venture capital funds, and fund of funds. These investments are generally not redeemable. Instead, distributions are received through the liquidation of the underlying investments of the fund. An investment in any one of these funds typically can be sold only with the approval of the fund’s general partners. We estimate that the underlying investments of the funds will be liquidated over a period of one to nine years. The purpose of funding our capital commitments to these investments is to allow the funds to make additional follow-on investments and pay fund expenses until the fund dissolves. We, and all other investors in the fund, are obligated to fund the full amount of our respective capital commitments to the fund based on our and their respective ownership percentages, as noted in the applicable Limited Partnership Agreement.

Other. We have one indirect equity investment in the form of limited partnership units of less than five percent. The investment is classified as Level 3 asset since our significant inputs are not observable in the marketplace. This investment is valued using a methodology that is consistent with accounting guidance that allows us to estimate fair value based upon net asset value per share (or its equivalent, such an ownership interest in partners’ capital to which a proportionate share of net asset is attributed). The significant unobservable input used in estimating fair value is primarily the most recent value of the capital account as reported by the general partner of the partnership in which we invest. Under the requirements of the Volcker Rule, we will be required to dispose of this investment. As of September 30, 2015, management has not committed to a plan to sell this investment. Therefore, the investment continues to be valued using the net asset value per share methodology.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are measured at fair value on a recurring basis in accordance with GAAP. The following tables present these assets and liabilities at September 30, 2015, December 31, 2014, and September 30, 2014.

September 30, 2015
in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Trading account assets:
U.S. Treasury, agencies and corporations	—	$694	—	$694
States and political subdivisions	—	35	—	35
Collateralized mortgage obligations	—	—	—	—
Other mortgage-backed securities	—	46	—	46
Other securities	$4	23	—	27

Total trading account securities	4	798	—	802
Commercial loans	—	9	—	9

Total trading account assets	4	807	—	811
Securities available for sale:
States and political subdivisions	—	15	—	15
Collateralized mortgage obligations	—	12,003	—	12,003
Other mortgage-backed securities	—	2,330	—	2,330
Other securities	11	—	$17	28

Total securities available for sale	11	14,348	17	14,376
Other investments:
Principal investments:
Direct	—	—	66	66
Indirect	—	—	271	271

Total principal investments	—	—	337	337
Equity and mezzanine investments:
Direct	—	—	—	—
Indirect	—	—	9	9

Total equity and mezzanine investments	—	—	9	9
Other	—	—	4	4

Total other investments	—	—	350	350
Derivative assets:
Interest rate	—	1,097	22	1,119
Foreign exchange	120	10	—	130
Commodity	—	482	—	482
Credit	—	4	3	7

Derivative assets	120	1,593	25	1,738
Netting adjustments (a)	—	—	—	(945)

Total derivative assets	120	1,593	25	793
Accrued income and other assets	—	2	—	2

Total assets on a recurring basis at fair value	$135	$16,750	$392	$16,332

LIABILITIES MEASURED ON A RECURRING BASIS
Bank notes and other short-term borrowings:
Short positions	—	$677	—	$677
Derivative liabilities:
Interest rate	—	656	—	656
Foreign exchange	$102	10	—	112
Commodity	—	469	—	469
Credit	—	5	—	5

Derivative liabilities	102	1,140	—	1,242
Netting adjustments (a)	—	—	—	(566)

Total derivative liabilities	102	1,140	—	676
Accrued expense and other liabilities	—	2	—	2

Total liabilities on a recurring basis at fair value	$102	$1,819	—	$1,355

(a)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Total derivative assets and liabilities include these netting adjustments.

December 31, 2014
in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Trading account assets:
U.S. Treasury, agencies and corporations	—	$555	—	$555
States and political subdivisions	—	38	—	38
Collateralized mortgage obligations	—	—	—	—
Other mortgage-backed securities	—	124	—	124
Other securities	$2	29	—	31

Total trading account securities	2	746	—	748
Commercial loans	—	2	—	2

Total trading account assets	2	748	—	750
Securities available for sale:
States and political subdivisions	—	23	—	23
Collateralized mortgage obligations	—	11,270	—	11,270
Other mortgage-backed securities	—	2,035	—	2,035
Other securities	22	—	$10	32

Total securities available for sale	22	13,328	10	13,360
Other investments:
Principal investments:
Direct	2	—	102	104
Indirect	—	—	302	302

Total principal investments	2	—	404	406
Equity and mezzanine investments:
Direct	—	—	—	—
Indirect	—	—	10	10

Total equity and mezzanine investments	—	—	10	10
Other	—	—	4	4

Total other investments	2	—	418	420
Derivative assets:
Interest rate	—	924	13	937
Foreign exchange	91	2	—	93
Commodity	—	608	—	608
Credit	—	2	3	5

Derivative assets	91	1,536	16	1,643
Netting adjustments (a)	—	—	—	(1,034)

Total derivative assets	91	1,536	16	609
Accrued income and other assets	—	—	—	—

Total assets on a recurring basis at fair value	$117	$15,612	$444	$15,139

LIABILITIES MEASURED ON A RECURRING BASIS
Bank notes and other short-term borrowings:
Short positions	—	$423	—	$423
Derivative liabilities:
Interest rate	—	644	—	644
Foreign exchange	$77	4	—	81
Commodity	—	594	—	594
Credit	—	6	$1	7

Derivative liabilities	77	1,248	1	1,326
Netting adjustments (a)	—	—	—	(542)

Total derivative liabilities	77	1,248	1	784
Accrued expense and other liabilities	—	—	—	—

Total liabilities on a recurring basis at fair value	$77	$1,671	$1	$1,207

(a)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Total derivative assets and liabilities include these netting adjustments.

September 30, 2014
in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Trading account assets:
U.S. Treasury, agencies and corporations	—	$596	—	$596
States and political subdivisions	—	24	—	24
Collateralized mortgage obligations	—	—	—	—
Other mortgage-backed securities	—	186	—	186
Other securities	$13	145	—	158

Total trading account securities	13	951	—	964
Commercial loans	—	1	—	1

Total trading account assets	13	952	—	965
Securities available for sale:
States and political subdivisions	—	27	—	27
Collateralized mortgage obligations	—	10,009	—	10,009
Other mortgage-backed securities	—	2,177	—	2,177
Other securities	22	—	$10	32

Total securities available for sale	22	12,213	10	12,245
Other investments:
Principal investments:
Direct	—	—	115	115
Indirect	—	—	353	353

Total principal investments	—	—	468	468
Equity and mezzanine investments:
Direct	—	—	—	—
Indirect	—	—	13	13

Total equity and mezzanine investments	—	—	13	13
Other	—	—	4	4

Total other investments	—	—	485	485
Derivative assets:
Interest rate	—	827	19	846
Foreign exchange	73	8	—	81
Commodity	—	95	—	95
Credit	—	1	3	4

Derivative assets	73	931	22	1,026
Netting adjustments (a)	—	—	—	(613)

Total derivative assets	73	931	22	413
Accrued income and other assets	—	—	—	—

Total assets on a recurring basis at fair value	$108	$14,096	$517	$14,108

LIABILITIES MEASURED ON A RECURRING BASIS
Bank notes and other short-term borrowings:
Short positions	$6	$490	—	$496
Derivative liabilities:
Interest rate	—	616	—	616
Foreign exchange	55	9	—	64
Commodity	—	89	$1	90
Credit	—	7	—	7

Derivative liabilities	55	721	1	777
Netting adjustments (a)	—	—	—	(393)

Total derivative liabilities	55	721	1	384
Accrued expense and other liabilities	—	—	—	—

Total liabilities on a recurring basis at fair value	$61	$1,211	$1	$880

(a)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Total derivative assets and liabilities include these netting adjustments.

Changes in Level 3 Fair Value Measurements

The following table shows the change in the fair values of our Level 3 financial instruments for the three and nine months ended September 30, 2015, and September 30, 2014. We mitigate the credit risk, interest rate risk, and risk of loss related to many of these Level 3 instruments by using securities and derivative positions classified as Level 1 or Level 2. Level 1 and Level 2 instruments are not included in the following table. Therefore, the gains or losses shown do not include the impact of our risk management activities.

in millions	Beginning of Period Balance	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers into Level 3 (d)		Transfers out of Level 3 (d)		End of Period Balance (f)	Unrealized Gains (Losses) Included in Earnings
Nine months ended September 30, 2015
Securities available for sale
Other securities	$10	—		$7	—	—	—		—		$17	—
Other investments
Principal investments
Direct	102	$20	(b)	5	$(61)	—	—		—		66	—
Indirect	302	33	(b)	6	(70)	—	—		—		271	$(23	) (b)
Equity and mezzanine investments
Direct	—	2	(b)	—	(2)	—	—		—		—	2	(b)
Indirect	10	6	(b)	—	(7)	—	—		—		9	6	(b)
Other	4	—		—	—	—	—		—		4	—
Derivative instruments (a)
Interest rate	13	5	(c)	1	—	—	$10	(e)	$(7	) (e)	22	—
Commodity	—	—		—	—	—	—		—		—	—
Credit	2	(7	) (c)	—	8	—	—		—		3	—
Three months ended September 30, 2015
Securities available for sale
Other securities	$10	—		$7	—	—	—		—		$17	—
Other investments
Principal investments
Direct	70	$4	(b)	3	$(11)	—	—		—		66	$3	(b)
Indirect	282	8	(b)	2	(21)	—	—		—		271	(8	) (b)
Equity and mezzanine investments
Direct	—	—		—	—	—	—		—		—	—
Indirect	9	—		—	—	—	—		—		9	—
Other	4	—		—	—	—	—		—		4	—
Derivative instruments(a)
Interest rate	16	6	(c)	—	—	—	$2	(e)	$(2	) (e)	22	—
Commodity	—	—		—	—	—	—		—		—	—
Credit	3	(3	) (c)	—	8	$(5)	—		—		3	—

in millions	Beginning of Period Balance	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers into Level 3 (d)		Transfers out of Level 3 (d)		End of Period Balance (f)	Unrealized Gains (Losses) Included in Earnings
Nine months ended September 30, 2014
Securities available for sale
Other securities	—	—		$10	—	—	—		—		$10	—
Other investments
Principal investments
Direct	$141	$9	(b)	1	$(36)	—	—		—		115	$18	(b)
Indirect	413	49	(b)	8	(117)	—	—		—		353	8	(b)
Equity and mezzanine investments
Direct	—	—		—	—	—	—		—		—	—
Indirect	23	(1	) (b)	—	(9)	—	—		—		13	(1	) (b)
Other	4	—		—	—	—	—		—		4	—
Derivative instruments (a)
Interest rate	25	2	(c)	3	(2)	—	$7	(e)	$(16	) (e)	19	—
Commodity	—	—		(1)	—	—	1	(e)	(1	) (e)	(1)	—
Credit	3	(7	) (c)	—	—	$7	—		—		3	—
Three months ended September 30, 2014
Securities available for sale
Other securities	—	—		$10	—	—	—		—		$10	—
Other investments
Principal investments
Direct	$146	$(2	) (b)	—	$(29)	—	—		—		115	$(2	) (b)
Indirect	399	9	(b)	3	(58)	—	—		—		353	(4	) (b)
Equity and mezzanine investments
Direct	—	—		—	—	—	—		—		—	—
Indirect	16	—		—	(3)	—	—		—		13	—
Other	4	—		—	—	—	—		—		4	—
Derivative instruments(a)
Interest rate	20	—		—	—	—	$2	(e)	$(3	) (e)	19	—
Commodity	1	—		(1)	—	—	—		(1	) (e)	(1)	—
Credit	3	(2	) (c)	—	—	$2	—		—		3	—

(a)	Amounts represent Level 3 derivative assets less Level 3 derivative liabilities.
(b)	Realized and unrealized gains and losses on principal investments are reported in “net gains (losses) from principal investing” on the income statement. Realized and unrealized losses on other and private equity and mezzanine investments are reported in “other income” on the income statement.
(c)	Realized and unrealized gains and losses on derivative instruments are reported in “corporate services income” and “other income” on the income statement.
(d)	Our policy is to recognize transfers into and transfers out of Level 3 as of the end of the reporting period.
(e)	Certain derivatives previously classified as Level 2 were transferred to Level 3 because Level 3 unobservable inputs became significant. Certain derivatives previously classified as Level 3 were transferred to Level 2 because Level 3 unobservable inputs became less significant.
(f)	There were no issuances for the nine-month periods ended September 30, 2015, and September 30, 2014.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in accordance with GAAP. The adjustments to fair value generally result from the application of accounting guidance that requires assets and liabilities to be recorded at the lower of cost or fair value, or assessed for impairment. There were no liabilities measured at fair value on a nonrecurring basis at September 30, 2015, December 31, 2014, and September 30, 2014. The following table presents our assets measured at fair value on a nonrecurring basis at September 30, 2015, December 31, 2014, and September 30, 2014:

	September 30, 2015
in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A NONRECURRING BASIS
Impaired loans	—	—	$3	$3
Loans held for sale (a)	—	—	—	—
Accrued income and other assets	—	—	6	6

Total assets on a nonrecurring basis at fair value	—	—	$9	$9

	December 31, 2014
in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A NONRECURRING BASIS
Impaired loans	—	—	$5	$5
Loans held for sale (a)	—	—	—	—
Accrued income and other assets	—	—	7	7

Total assets on a nonrecurring basis at fair value	—	—	$12	$12

	September 30, 2014
in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A NONRECURRING BASIS
Impaired loans	—	—	$6	$6
Loans held for sale (a)	—	—	—	—
Accrued income and other assets	—	—	4	4

Total assets on a nonrecurring basis at fair value	—	—	$10	$10

(a)	During the first nine months of 2015, we transferred $24 million of commercial and consumer loans and leases at their current fair value from held-for-sale status to the held-to-maturity portfolio, compared to $11 million during 2014, and $10 million during the first nine months of 2014.

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

Loans held for sale. Through a quarterly analysis of our loan portfolios held for sale, which include both performing and nonperforming loans, we determine any adjustments necessary to record the portfolios at the lower of cost or fair value in accordance with GAAP. Our analysis concluded that there were no loans held for sale adjusted to fair value at September 30, 2015, December 31, 2014, or September 30, 2014.

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

Quantitative Information about Level 3 Fair Value Measurements

The range and weighted-average of the significant unobservable inputs used to fair value our material Level 3 recurring and nonrecurring assets at September 30, 2015, December 31, 2014, and September 30, 2014, along with the valuation techniques used, are shown in the following table:

September 30, 2015 dollars in millions	Fair Value of Level 3 Assets	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
Recurring
Other investments — principal investments — direct:	$66	Individual analysis of the condition of each investment
Debt instruments			EBITDA multiple	N/A (5.40)
Equity instruments of private companies			EBITDA multiple (where applicable)	5.40 - 6.50 (6.40)
Equity instruments of public companies		Market approach	Discount	N/A (6.00)
Nonrecurring
Impaired loans	3	Fair value of underlying collateral	Discount	00.00 - 50.00% (14.00% )
Goodwill	1,060	Discounted cash flow and market data	Earnings multiple of peers	11.40 - 15.90 (12.92)
			Equity multiple of peers	1.20 - 1.22 (1.21)
			Control premium	10.00 - 30.00% (19.70% )
			Weighted-average cost of capital	13.00 - 14.00% (13.52% )

December 31, 2014 dollars in millions	Fair Value of Level 3 Assets	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
Recurring
Other investments — principal investments — direct:	$102	Individual analysis of the condition of each investment
Debt instruments			EBITDA multiple	5.40 - 6.00 (5.50)
Equity instruments of private companies			EBITDA multiple (where applicable)	5.50 - 6.20 (5.80)
			Revenue multiple (where applicable)	4.30 - 4.30 (4.30)
Nonrecurring
Impaired loans	5	Fair value of underlying collateral	Discount	10.00 - 64.00% (62.00% )
Goodwill	1,057	Discounted cash flow and market data	Earnings multiple of peers	11.40 - 15.90 (12.92)
			Equity multiple of peers	1.20 - 1.22 (1.21)
			Control premium	10.00 - 30.00% (19.70% )
			Weighted-average cost of capital	13.00 - 14.00% (13.52% )

September 30, 2014 dollars in millions	Fair Value of Level 3 Assets	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
Recurring
Other investments — principal investments — direct:	$115	Individual analysis of the condition of each investment
Debt instruments			EBITDA multiple	6.00 - 6.40 (6.30)
Equity instruments of private companies			EBITDA multiple (where applicable)	5.50 - 6.00 (5.70)
			Revenue multiple (where applicable)	4.30 - 4.30 (4.30)
Nonrecurring
Impaired loans	6	Fair value of underlying collateral	Discount	10.00 - 90.00% (24.00% )
Goodwill	1,051	Discounted cash flow and market data	Earnings multiple of peers	10.10 - 14.40 (11.59)
			Equity multiple of peers	1.17 - 1.29 (1.24)
			Control premium	N/A (35.00% )
			Weighted-average cost of capital	N/A (13.00% )

Fair Value Disclosures of Financial Instruments

The levels in the fair value hierarchy ascribed to our financial instruments and the related carrying amounts at September 30, 2015, December 31, 2014, and September 30, 2014, are shown in the following table.

	September 30, 2015
		Fair Value
in millions	Carrying Amount	Level 1	Level 2	Level 3	Netting Adjustment		Total
ASSETS
Cash and short-term investments (a)	$2,434	$2,434	—	—	—		$2,434
Trading account assets (b)	811	4	$807	—	—		811
Securities available for sale (b)	14,376	11	14,348	$17	—		14,376
Held-to-maturity securities (c)	4,936	—	4,940	—	—		4,940
Other investments (b)	691	—	—	691	—		691
Loans, net of allowance (d)	59,295	—	—	57,497	—		57,497
Loans held for sale (b)	916	—	—	916	—		916
Derivative assets (b)	793	120	1,593	25	$(945	) (f)	793
LIABILITIES
Deposits with no stated maturity (a)	$65,624	—	$65,624	—	—		$65,624
Time deposits (e)	5,449	$427	5,075	—	—		5,502
Short-term borrowings (a)	1,084	—	677	—	—		677
Long-term debt (e)	10,310	10,146	463	—	—		10,609
Derivative liabilities (b)	676	102	1,140	—	$(566	) (f)	676

	December 31, 2014
		Fair Value
in millions	Carrying Amount	Level 1	Level 2	Level 3	Netting Adjustment		Total
ASSETS
Cash and short-term investments (a)	$4,922	$4,922	—	—	—		$4,922
Trading account assets (b)	750	2	$748	—	—		750
Securities available for sale (b)	13,360	22	13,328	$10	—		13,360
Held-to-maturity securities (c)	5,015	—	4,974	—	—		4,974
Other investments (b)	760	2	—	758	—		760
Loans, net of allowance (d)	56,587	—	—	54,993	—		54,993
Loans held for sale (b)	734	—	—	734	—		734
Derivative assets (b)	609	91	1,536	16	$(1,034	) (f)	609
LIABILITIES
Deposits with no stated maturity (a)	$66,135	—	$66,135	—	—		$66,135
Time deposits (e)	5,863	$564	5,361	—	—		5,925
Short-term borrowings (a)	998	—	998	—	—		998
Long-term debt (e)	7,875	7,625	626	—	—		8,251
Derivative liabilities (b)	784	77	1,248	$1	$(542	) (f)	784

	September 30, 2014
		Fair Value
in millions	Carrying Amount	Level 1	Level 2	Level 3	Netting Adjustment		Total
ASSETS
Cash and short-term investments (a)	$2,993	$2,993	—	—	—		$2,993
Trading account assets (b)	965	13	$952	—	—		965
Securities available for sale (b)	12,245	22	12,213	$10	—		12,245
Held-to-maturity securities (c)	4,997	—	4,911	—	—		4,911
Other investments (b)	822	—	—	822	—		822
Loans, net of allowance (d)	55,351	—	—	53,996	—		53,996
Loans held for sale (b)	784	—	—	784	—		784
Mortgage servicing assets (e)	308	—	—	370	—		370
Derivative assets (b)	413	73	931	22	$(613	) (f)	413
LIABILITIES
Deposits with no stated maturity (a)	$62,028	—	$62,028	—	—		$62,028
Time deposits (e)	6,428	$556	5,937	—	—		6,493
Short-term borrowings (a)	1,653	6	1,647	—	—		1,653
Long-term debt (e)	7,172	6,854	1,202	—	—		8,056
Derivative liabilities (b)	384	55	721	$1	$(393	) (f)	384

Valuation Methods and Assumptions

(a)	Fair value equals or approximates carrying amount. The fair value of deposits with no stated maturity does not take into consideration the value ascribed to core deposit intangibles.
(b)	Information pertaining to our methodology for measuring the fair values of these assets and liabilities is included in the sections entitled “Qualitative Disclosures of Valuation Techniques” and “Assets Measured at Fair Value on a Nonrecurring Basis” in this note.
(c)	Fair values of held-to-maturity securities are determined by using models that are based on security-specific details, as well as relevant industry and economic factors. The most significant of these inputs are quoted market prices, interest rate spreads on relevant benchmark securities, and certain prepayment assumptions. We review the valuations derived from the models to ensure they are reasonable and consistent with the values placed on similar securities traded in the secondary markets.
(d)	The fair value of loans is based on the present value of the expected cash flows. The projected cash flows are based on the contractual terms of the loans, adjusted for prepayments and use of a discount rate based on the relative risk of the cash flows, taking into account the loan type, maturity of the loan, liquidity risk, servicing costs, and a required return on debt and capital. In addition, an incremental liquidity discount is applied to certain loans, using historical sales of loans during periods of similar economic conditions as a benchmark. The fair value of loans includes lease financing receivables at their aggregate carrying amount, which is equivalent to their fair value.
(e)	Fair values of time deposits and long-term debt are based on discounted cash flows utilizing relevant market inputs.
(f)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Total derivative assets and liabilities include these netting adjustments.

We use valuation methods based on exit market prices in accordance with applicable accounting guidance. We determine fair value based on assumptions pertaining to the factors that a market participant would consider in valuing the asset. A substantial portion of our fair value adjustments are related to liquidity. During 2014 and the first nine months of 2015, the fair values of our loan portfolios have generally remained stable, primarily due to increasing liquidity in the loan markets. If we were to use different assumptions, the fair values shown in the preceding table could change. Also, because the applicable accounting guidance for financial instruments excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements, the fair value amounts shown in the table above do not, by themselves, represent the underlying value of our company as a whole.

Education lending business. The discontinued education lending business consists of loans in portfolio (recorded at carrying value with appropriate valuation reserves) and loans in portfolio held for sale (recorded at fair value). Prior periods included assets and liabilities (recorded at fair value) in the securitization trusts and loans in portfolio (recorded at fair value) that were outside the trusts. All of these loans were excluded from the table above as follows:

•	Loans at carrying value, net of allowance, of $1.9 billion ($1.5 billion at fair value) at September 30, 2015, $2.1 billion ($1.8 billion at fair value) at December 31, 2014, and $2.1 billion ($1.9 billion at fair value) at September 30, 2014;

•	Portfolio loans held for sale at fair value of $169 million at September 30, 2015; and

•	Portfolio loans at fair value of $191 million at December 31, 2014, and $201 million at September 30, 2014.

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

Residential real estate mortgage loans. Residential real estate mortgage loans with carrying amounts of $2.3 billion at September 30, 2015, and $2.2 billion at both December 31, 2014, and September 30, 2014, are included in “Loans, net of allowance” in the previous table.

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

	September 30, 2015
in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
States and political subdivisions	$14	$1	—	$15
Collateralized mortgage obligations	11,938	127	$62	12,003
Other mortgage-backed securities	2,309	22	1	2,330
Other securities	27	1	—	28

Total securities available for sale	$14,288	$151	$63	$14,376

HELD-TO-MATURITY SECURITIES
Collateralized mortgage obligations	$4,299	$24	23	$4,300
Other mortgage-backed securities	617	3	—	620
Other securities	20	—	—	20

Total held-to-maturity securities	$4,936	$27	$23	$4,940

	December 31, 2014
in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
States and political subdivisions	$22	$1	—	$23
Collateralized mortgage obligations	11,310	96	$136	11,270
Other mortgage-backed securities	2,004	32	1	2,035
Other securities	29	3	—	32

Total securities available for sale	$13,365	$132	$137	$13,360

HELD-TO-MATURITY SECURITIES
Collateralized mortgage obligations	$4,755	$15	$57	$4,713
Other mortgage-backed securities	240	1	—	241
Other securities	20	—	—	20

Total held-to-maturity securities	$5,015	$16	$57	$4,974

	September 30, 2014
in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
States and political subdivisions	$26	$1	—	$27
Collateralized mortgage obligations	10,096	109	$196	10,009
Other mortgage-backed securities	2,156	24	3	2,177
Other securities	28	4	—	32

Total securities available for sale	$12,306	$138	$199	$12,245

HELD-TO-MATURITY SECURITIES
Collateralized mortgage obligations	$4,977	$10	$96	$4,891
Other securities	20	—	—	20

Total held-to-maturity securities	$4,997	$10	$96	$4,911

The following table summarizes our securities that were in an unrealized loss position as of September 30, 2015, December 31, 2014, and September 30, 2014.

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2015
Securities available for sale:
Collateralized mortgage obligations	$770	$3	$3,348	$59	$4,118	$62
Other mortgage-backed securities	420	1	—	—	420	1
Other securities (a)	2	—	3	—	5	—
Held-to-maturity:
Collateralized mortgage obligations	214	1	1,355	22	1,569	23
Other mortgage-backed securities	110	—	—	—	110	—
Other securities (b)	4	—	—	—	4	—

Total temporarily impaired securities	$1,520	$5	$4,706	$81	$6,226	$86

December 31, 2014
Securities available for sale:
Collateralized mortgage obligations	$3,019	$52	$2,932	$84	$5,951	$136
Other mortgage-backed securities	—	—	78	1	78	1
Other securities (a)	4	—	2	—	6	—
Held-to-maturity:
Collateralized mortgage obligations	1,005	11	1,994	46	2,999	57

Total temporarily impaired securities	$4,028	$63	$5,006	$131	$9,034	$194

September 30, 2014
Securities available for sale:
Collateralized mortgage obligations	$605	$7	$4,379	$189	$4,984	$196
Other mortgage-backed securities	811	1	81	2	892	3
Other securities (a)	1	—	2	—	3	—
Held-to-maturity:
Collateralized mortgage obligations	1,288	13	2,342	83	3,630	96

Total temporarily impaired securities	$2,705	$21	$6,804	$274	$9,509	$295

(a)	Gross unrealized losses totaled less than $1 million for other securities available for sale as of September 30, 2015, December 31, 2014, and September 30, 2014.
(b)	Gross unrealized losses totaled less than $1 million for other securities held-to-maturity as of September 30, 2015.

At September 30, 2015, we had $62 million of gross unrealized losses related to 56 fixed-rate CMOs that we invested in as part of our overall A/LM strategy. These securities had a weighted-average maturity of 4.2 years at September 30, 2015. We also had $1 million of gross unrealized losses related to 17 other mortgage-backed securities positions, which had a weighted-average maturity of 5.2 years at September 30, 2015. Because these securities have a fixed interest rate, their fair value is sensitive to movements in market interest rates. These unrealized losses are considered temporary since we expect to collect all contractually due amounts from these securities. Accordingly, these investments were reduced to their fair value through OCI, not earnings.

We regularly assess our securities portfolio for OTTI. The assessments are based on the nature of the securities, the underlying collateral, the financial condition of the issuer, the extent and duration of the loss, our intent related to the individual securities, and the likelihood that we will have to sell securities prior to expected recovery.

The debt securities identified as other-than-temporarily impaired are written down to their current fair value. For those debt securities that we intend to sell, or more-likely-than-not will be required to sell, prior to the expected recovery of the amortized cost, the entire impairment (i.e., the difference between amortized cost and the fair value) is recognized in earnings. For those debt securities that we do not intend to sell, or more-likely-than-not will not be required to sell, prior to expected recovery, the credit portion of OTTI is recognized in earnings, while the remaining OTTI is recognized in equity as a component of AOCI on the balance sheet. As shown in the following table, we did not have any impairment losses recognized in earnings for the three months ended September 30, 2015.

Three months ended September 30, 2015
in millions
Balance at June 30, 2015	$4
Impairment recognized in earnings	—

Balance at September 30, 2015	$4

Realized gains and losses related to securities available for sale were as follows:

Nine months ended September 30, 2015
in millions
Realized gains	—
Realized losses	$1

Net securities gains (losses)	$(1)

At September 30, 2015, securities available for sale and held-to-maturity securities totaling $6.5 billion were pledged to secure securities sold under repurchase agreements, to secure public and trust deposits, to facilitate access to secured funding, and for other purposes required or permitted by law.

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

	Securities Available for Sale		Held-to-Maturity Securities
September 30, 2015 in millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$297	$302	$9	$9
Due after one through five years	12,659	12,735	4,310	4,311
Due after five through ten years	1,329	1,336	617	620
Due after ten years	3	3	—	—

Total	$14,288	$14,376	$4,936	$4,940

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

At September 30, 2015, after taking into account the effects of bilateral collateral and master netting agreements, we had $157 million of derivative assets and a positive $34 million of derivative liabilities that relate to contracts entered into for hedging purposes. Our hedging derivative liabilities are in an asset position largely because we have contracts with positive fair values as a result of master netting agreements. As of the same date, after taking into account the effects of bilateral collateral and master netting agreements and a reserve for potential future losses, we had derivative assets of $636 million and derivative liabilities of $710 million that were not designated as hedging instruments.

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

Derivatives Not Designated in Hedge Relationships

On occasion, we enter into interest rate swap contracts to manage economic risks but do not designate the instruments in hedge relationships. Excluding contracts addressing customer exposures, the amount of derivatives hedging risks on an economic basis at September 30, 2015, was not significant.

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

Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments

The following table summarizes the fair values of our derivative instruments on a gross and net basis as of September 30, 2015, December 31, 2014, and September 30, 2014. The change in the notional amounts of these derivatives by type from December 31, 2014, to September 30, 2015, indicates the volume of our derivative transaction activity during the first nine months of 2015. The notional amounts are not affected by bilateral collateral and master netting agreements. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Where master netting agreements are not in effect or are not enforceable under bankruptcy laws, we do not adjust those derivative assets and liabilities with counterparties. Securities collateral related to legally enforceable master netting agreements is not offset on the balance sheet. Our derivative instruments are included in “derivative assets” or “derivative liabilities” on the balance sheet, as indicated in the following table:

	September 30, 2015			December 31, 2014			September 30, 2014
		Fair Value			Fair Value			Fair Value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative	Notional	Derivative	Derivative
in millions	Amount	Assets	Liabilities	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest rate	$17,910	$394	$12	$15,095	$272	$26	$13,946	$237	$44
Foreign exchange	319	11	—	371	8	—	413	13	—

Total	18,229	405	12	15,466	280	26	14,359	250	44
Derivatives not designated as hedging instruments:
Interest rate	57,006	725	644	43,771	665	618	42,088	608	572
Foreign exchange	6,161	119	112	4,024	85	81	4,433	69	64
Commodity	1,394	482	469	1,544	608	594	1,780	95	90
Credit	580	7	5	512	5	7	618	4	7

Total	65,141	1,333	1,230	49,851	1,363	1,300	48,919	776	733
Netting adjustments (a)	—	(945)	(566)	—	(1,034)	(542)	—	(613)	(393)

Net derivatives in the balance sheet	83,370	793	676	65,317	609	784	63,278	413	384
Other collateral (b)	—	(113)	(232)	—	(155)	(241)	—	(71)	(268)

Net derivative amounts	$83,370	$680	$444	$65,317	$454	$543	$63,278	$342	$116

(a)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance.
(b)	Other collateral represents the amount that cannot be used to offset our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance. The other collateral consists of securities and is exchanged under bilateral collateral and master netting agreements that allow us to offset the net derivative position with the related collateral. The application of the other collateral cannot reduce the net derivative position below zero. Therefore, excess other collateral, if any, is not reflected above.

Fair value hedges. Instruments designated as fair value hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. The effective portion of a change in the fair value of an instrument designated as a fair value hedge is recorded in earnings at the same time as a change in fair value of the hedged item, resulting in no effect on net income. The ineffective portion of a change in the fair value of such a hedging instrument is recorded in “other income” on the income statement with no corresponding offset. During the nine-month period ended September 30, 2015, we did not exclude any portion of these hedging instruments from the assessment of hedge effectiveness. While there is some immaterial ineffectiveness in our hedging relationships, all of our fair value hedges remained “highly effective” as of September 30, 2015.

The following table summarizes the pre-tax net gains (losses) on our fair value hedges for the nine-month periods ended September 30, 2015, and September 30, 2014, and where they are recorded on the income statement.

	Nine months ended September 30, 2015
		Net Gains			Net Gains
	Income Statement Location of	(Losses) on		Income Statement Location of	(Losses) on
in millions	Net Gains (Losses) on Derivative	Derivative	Hedged Item	Net Gains (Losses) on Hedged Item	Hedged Item
Interest rate	Other income	$66	Long-term debt	Other income	$(66	) (a)
Interest rate	Interest expense – Long-term debt	91

Total		$157			$(66)

	Nine months ended September 30, 2014
		Net Gains			Net Gains
	Income Statement Location of	(Losses) on		Income Statement Location of	(Losses) on
in millions	Net Gains (Losses) on Derivative	Derivative	Hedged Item	Net Gains (Losses) on Hedged Item	Hedged Item
Interest rate	Other income	$(21)	Long-term debt	Other income	$21	(a)
Interest rate	Interest expense – Long-term debt	91

Total		$70			$21

(a)	Net gains (losses) on hedged items represent the change in fair value caused by fluctuations in interest rates.

Cash flow hedges. Instruments designated as cash flow hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. Initially, the effective portion of a gain or loss on a cash flow hedge is recorded as a component of AOCI on the balance sheet. This amount is subsequently reclassified into income when the hedged transaction affects earnings (e.g., when we pay variable-rate interest on debt, receive variable-rate interest on commercial loans, or sell commercial real estate loans). The ineffective portion of cash flow hedging transactions is included in “other income” on the income statement. During the nine-month period ended September 30, 2015, we did not exclude any portion of these hedging instruments from the assessment of hedge effectiveness. While there is some immaterial ineffectiveness in our hedging relationships, all of our cash flow hedges remained “highly effective” as of September 30, 2015.

Considering the interest rates, yield curves, and notional amounts as of September 30, 2015, we would expect to reclassify an estimated $37 million of after-tax net losses on derivative instruments from AOCI to income during the next 12 months for our cash flow hedges. In addition, we expect to reclassify approximately $1 million of net losses related to terminated cash flow hedges from AOCI to income during the next 12 months. As of September 30, 2015, the maximum length of time over which we hedge forecasted transactions is 13 years.

Net investment hedges. We enter into foreign currency forward contracts to hedge our exposure to changes in the carrying value of our investments as a result of changes in the related foreign exchange rates. Instruments designated as net investment hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. Initially, the effective portion of a gain or loss on a net investment hedge is recorded as a component of AOCI on the balance sheet when the terms of the derivative match the notional and currency risk being hedged. The effective portion is subsequently reclassified into income when the hedged transaction affects earnings (e.g., when we dispose of or liquidate a foreign subsidiary). At September 30, 2015, AOCI reflected unrecognized after-tax gains totaling $35 million related to cumulative changes in the fair value of our net investment hedges, which offset the unrecognized after-tax foreign currency losses on net investment balances. The ineffective portion of net investment hedging transactions is included in “other income” on the income statement, but there was no net investment hedge ineffectiveness as of September 30, 2015. We did not exclude any portion of our hedging instruments from the assessment of hedge effectiveness during the nine-month period ended September 30, 2015.

The following table summarizes the pre-tax net gains (losses) on our cash flow and net investment hedges for the nine-month periods ended September 30, 2015, and September 30, 2014, and where they are recorded on the income statement. The table includes the effective portion of net gains (losses) recognized in OCI during the period, the effective portion of net gains (losses) reclassified from OCI into income during the current period, and the portion of net gains (losses) recognized directly in income, representing the amount of hedge ineffectiveness.

	Nine months ended September 30, 2015
in millions	Net Gains (Losses) Recognized in OCI (Effective Portion)	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Income Statement Location of Net Gains (Losses) Recognized in Income (Ineffective Portion)	Net Gains (Losses) Recognized in Income (Ineffective Portion)
Cash Flow Hedges
Interest rate	$147	Interest income – Loans	$73	Other income	—
Interest rate	(3)	Interest expense – Long-term debt	(3)	Other income	—
Interest rate	(3)	Investment banking and debt placement fees	—	Other income	—

Net Investment Hedges
Foreign exchange contracts	29	Other Income	—	Other income	—

Total	$170		$70		—

	Nine months ended September 30, 2014
in millions	Net Gains (Losses) Recognized in OCI (Effective Portion)	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Income Statement Location of Net Gains (Losses) Recognized in Income (Ineffective Portion)	Net Gains (Losses) Recognized in Income (Ineffective Portion)
Cash Flow Hedges
Interest rate	$27	Interest income – Loans	$49	Other income	—
Interest rate	(5)	Interest expense – Long-term debt	(3)	Other income	—
Interest rate	(1)	Investment banking and debt placement fees	—	Other income	—

Net Investment Hedges
Foreign exchange contracts	17	Other Income	—	Other income	—

Total	$38		$46		—

The after-tax change in AOCI resulting from cash flow and net investment hedges is as follows:

in millions	December 31, 2014	2015 Hedging Activity	Reclassification of Gains to Net Income	September 30, 2015
AOCI resulting from cash flow and net investment hedges	$(8)	$107	$(44)	$55

Nonhedging instruments. Our derivatives that are not designated as hedging instruments are recorded at fair value in “derivative assets” and “derivative liabilities” on the balance sheet. Adjustments to the fair values of these instruments, as well as any premium paid or received, are included in “corporate services income” and “other income” on the income statement.

The following table summarizes the pre-tax net gains (losses) on our derivatives that are not designated as hedging instruments for the nine-month periods ended September 30, 2015, and September 30, 2014, and where they are recorded on the income statement.

	Nine months ended September 30, 2015			Nine months ended September 30, 2014
	Corporate			Corporate
	Services	Other		Services	Other
in millions	Income	Income	Total	Income	Income	Total
NET GAINS (LOSSES)
Interest rate	$18	—	$18	$11	—	$11
Foreign exchange	27	—	27	25	—	25
Commodity	5	—	5	3	—	3
Credit	—	$(10)	(10)	—	$(16)	(16)

Total net gains (losses)	$50	$(10)	$40	$39	$(16)	$23

Counterparty Credit Risk

Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected positive replacement value of the contracts. We use several means to mitigate and manage exposure to credit risk on derivative contracts. We generally enter into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with a single counterparty in the event of default. Additionally, we monitor counterparty credit risk exposure on each contract to determine appropriate limits on our total credit exposure across all product types. We review our collateral positions on a daily basis and exchange collateral with our counterparties in accordance with standard ISDA documentation, central clearing rules, and other related agreements. We generally hold collateral in the form of cash and highly rated securities issued by the U.S. Treasury, government-sponsored enterprises, or GNMA. The cash collateral netted against derivative assets on the balance sheet totaled $394 million at September 30, 2015, $518 million at December 31, 2014, and $230 million at September 30, 2014. The cash collateral netted against derivative liabilities totaled $14 million at September 30, 2015, $26 million at December 31, 2014, and $10 million at September 30, 2014. The relevant agreements that allow us to access the central clearing organizations to clear derivative transactions are not considered to be qualified master netting agreements. Therefore, we cannot net derivative contracts or offset those contracts with related cash collateral with these counterparties. At September 30, 2015, we posted $112 million of cash collateral with clearing organizations and held $105 million of cash collateral from clearing organizations. At December 31, 2014, we posted $56 million of cash collateral with clearing organizations and did not hold any cash collateral from clearing organizations. At September 30, 2014, we posted $51 million of cash collateral with clearing organizations and did not hold any cash collateral from clearing organizations. This additional cash collateral is included in “accrued income and other assets” and “accrued expense and other liabilities” on the balance sheet.

The following table summarizes our largest exposure to an individual counterparty at the dates indicated.

in millions	September 30, 2015	December 31, 2014	September 30, 2014
Largest gross exposure (derivative asset) to an individual counterparty	$137	$133	$106
Collateral posted by this counterparty	55	100	44
Derivative liability with this counterparty	78	31	103
Collateral pledged to this counterparty	—	—	47
Net exposure after netting adjustments and collateral	4	2	6

The following table summarizes the fair value of our derivative assets by type at the dates indicated. These assets represent our gross exposure to potential loss after taking into account the effects of bilateral collateral and master netting agreements and other means used to mitigate risk.

in millions	September 30, 2015	December 31, 2014	September 30, 2014
Interest rate	$807	$607	$556
Foreign exchange	48	41	39
Commodity	328	478	47
Credit	4	1	1

Derivative assets before collateral	1,187	1,127	643
Less: Related collateral	394	518	230

Total derivative assets	$793	$609	$413

We enter into derivative transactions with two primary groups: broker-dealers and banks, and clients. Since these groups have different economic characteristics, we have different methods for managing counterparty credit exposure and credit risk.

We enter into transactions with broker-dealers and banks for various risk management purposes. These types of transactions generally are high dollar volume. We generally enter into bilateral collateral and master netting agreements with these counterparties. We began clearing certain types of derivative transactions with these counterparties in June 2013, whereby the central clearing organizations become our counterparties subsequent to novation of the original derivative contracts. In addition, we began entering into derivative contracts through swap execution facilities during the quarter ended March 31, 2014. The swap clearing and swap trade execution requirements were mandated by the Dodd-Frank Act for the purpose of reducing counterparty credit risk and increasing transparency in the derivative market. At September 30, 2015, we had gross exposure of $952 million to broker-dealers and banks. We had net exposure of $303 million after the application of master netting agreements and cash collateral, where such qualifying agreements exist. We had net exposure of $172 million after considering $131 million of additional collateral held in the form of securities.

We enter into transactions with clients to accommodate their business needs. These types of transactions generally are low dollar volume. We generally enter into master netting agreements with these counterparties. In addition, we mitigate our overall portfolio exposure and market risk by buying and selling U.S. Treasuries and Eurodollar futures, and entering into offsetting positions and other derivative contracts, sometimes with entities other than broker-dealers and banks. Due to the smaller size and magnitude of the individual contracts with clients, we generally do not exchange collateral in connection with these derivative transactions. To address the risk of default associated with the uncollateralized contracts, we have established a credit valuation adjustment (included in “derivative assets”) in the amount of $8 million at September 30, 2015, which we estimate to be the potential future losses on amounts due from client counterparties in the event of default. At September 30, 2015, we had gross exposure of $525 million to client counterparties and other entities that are not broker-dealers or banks for derivatives that have associated master netting agreements. We had net exposure of $490 million on our derivatives with these counterparties after the application of master netting agreements, collateral, and the related reserve. In addition, the derivatives for one counterparty were guaranteed by a third party with a letter of credit totaling $30 million.

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

The following table summarizes the fair value of our credit derivatives purchased and sold by type as of September 30, 2015, December 31, 2014, and September 30, 2014. The fair value of credit derivatives presented below does not take into account the effects of bilateral collateral or master netting agreements.

	September 30, 2015			December 31, 2014			September 30, 2014
in millions	Purchased	Sold	Net	Purchased	Sold	Net	Purchased	Sold	Net
Single-name credit default swaps	$(2)	—	$(2)	$(3)	—	$(3)	$(1)	—	$(1)
Traded credit default swap indices	4	—	4	1	—	1	(2)	—	(2)
Other (a)	—	—	—	—	—	—	—	—	—

Total credit derivatives	$2	—	$2	$(2)	—	$(2)	$(3)	—	$(3)

(a)	As of September 30, 2015, December 31, 2014, and September 30, 2014, the fair value of other credit derivatives sold totaled less than $1 million.

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

The following table provides information on the types of credit derivatives sold by us and held on the balance sheet at September 30, 2015, December 31, 2014, and September 30, 2014. The notional amount represents the maximum amount that the seller could be required to pay. The payment/performance risk assessment is based on the default probabilities for the underlying reference entities’ debt obligations using a Moody’s credit ratings matrix known as Moody’s “Idealized” Cumulative Default Rates. The payment/performance risk shown in the table represents a weighted-average of the default probabilities for all reference entities in the respective portfolios. These default probabilities are directly correlated to the probability that we will have to make a payment under the credit derivative contracts.

	September 30, 2015			December 31, 2014			September 30, 2014
		Average	Payment /		Average	Payment /		Average	Payment /
	Notional	Term	Performance	Notional	Term	Performance	Notional	Term	Performance
dollars in millions	Amount	(Years)	Risk	Amount	(Years)	Risk	Amount	(Years)	Risk
Single-name credit default swaps	—	—	—	$5	.72	.87%	$5	.97	.87%
Other	$9	2.95	7.45%	6	2.89	9.58	6	2.92	5.59

Total credit derivatives sold	$9	—	—	$11	—	—	$11	—	—

Credit Risk Contingent Features

We have entered into certain derivative contracts that require us to post collateral to the counterparties when these contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to our long-term senior unsecured credit ratings with Moody’s and S&P. Collateral requirements also are based on minimum transfer amounts, which are specific to each Credit Support Annex (a component of the ISDA Master Agreement) that we have signed with the counterparties. In a limited number of instances, counterparties have the right to terminate their ISDA Master Agreements with us if our ratings fall below a certain level, usually investment-grade level (i.e., “Baa3” for Moody’s and “BBB-” for S&P). At September 30, 2015, KeyBank’s rating was “A3” with Moody’s and “A-” with S&P, and KeyCorp’s rating was “Baa1” with Moody’s and “BBB+” with S&P. As of September 30, 2015, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our ratings) held by KeyBank that were in a net liability position totaled $249 million, which includes $216 million in derivative assets and $465 million in derivative liabilities. We had $232 million in cash and securities collateral posted to cover those positions as of September 30, 2015. The aggregate fair value of all derivative contracts with credit risk contingent features held by KeyCorp as of September 30, 2015, that were in a net liability position totaled $8 million, which consists solely of derivative liabilities. We had $8 million in collateral posted to cover those positions as of September 30, 2015.

The following table summarizes the additional cash and securities collateral that KeyBank would have been required to deliver under the ISDA Master Agreements had the credit risk contingent features been triggered for the derivative contracts in a net liability position as of September 30, 2015, December 31, 2014, and September 30, 2014. The additional collateral amounts were calculated based on scenarios under which KeyBank’s ratings are downgraded one, two, or three ratings as of September 30, 2015, December 31, 2014, and September 30, 2014, and take into account all collateral already posted. A similar calculation was performed for KeyCorp, and no additional collateral would have been required as of September 30, 2015, while additional collateral of less than $1 million as of December 31, 2014, and $3 million as of September 30, 2014, would have been required. For more information about the credit ratings for KeyBank and KeyCorp, see the discussion under the heading “Factors affecting liquidity” in the section entitled “Liquidity risk management” in Item 2 of this report.

	September 30, 2015		December 31, 2014		September 30, 2014
in millions	Moody’s	S&P	Moody’s	S&P	Moody’s	S&P
KeyBank’s long-term senior unsecured credit ratings	A3	A-	A3	A-	A3	A-
One rating downgrade	$4	$4	$1	$1	$1	$1
Two rating downgrades	5	5	1	1	4	4
Three rating downgrades	6	6	3	3	6	6

KeyBank’s long-term senior unsecured credit rating is currently four ratings above noninvestment grade at Moody’s and S&P. If KeyBank’s ratings had been downgraded below investment grade as of September 30, 2015, payments of up to $7 million would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted. If KeyCorp’s ratings had been downgraded below investment grade as of September 30, 2015, payments of less than $1 million would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted.

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

	Nine months ended September 30,
in millions	2015	2014
Balance at beginning of period	$323	$332
Servicing retained from loan sales	39	19
Purchases	29	33
Amortization	(71)	(76)

Balance at end of period	$320	$308

Fair value at end of period	$427	$370

The fair value of mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The range and weighted-average of the significant unobservable inputs used to fair value our mortgage servicing assets at September 30, 2015, and September 30, 2014, along with the valuation techniques, are shown in the following table:

September 30, 2015 dollars in millions	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
Mortgage servicing assets	Discounted cash flow	Prepayment speed	1.70 - 16.30% (4.90%)
		Expected defaults	1.00 - 3.00% (1.70%)
		Residual cash flows discount rate	7.00 - 15.00% (7.80%)
		Escrow earn rate	0.90 - 3.50% (2.30%)
		Servicing cost	$150 - $2,719 ($1,151)
		Loan assumption rate	0.00 - 3.00% (1.37%)
		Percentage late	0.00 - 2.00% (0.33%)

September 30, 2014 dollars in millions	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
Mortgage servicing assets	Discounted cash flow	Prepayment speed	1.90 - 12.30% (5.90%)
		Expected defaults	1.00 - 3.00% (1.90%)
		Residual cash flows discount rate	7.00 - 14.10% (7.80%)
		Escrow earn rate	0.50 - 3.10% (1.70%)
		Servicing cost	$150 - $2,700 ($1,053)
		Loan assumption rate	0.20 - 3.00% (1.52%)
		Percentage late	0.00 - 2.00% (0.32%)

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

Contractual fee income from servicing commercial mortgage loans totaled $33 million for the nine-month period ended September 30, 2015, and $35 million for the nine-month period ended September 30, 2014. We have elected to account for servicing assets using the amortization method. The amortization of servicing assets is determined in proportion to, and over the period of, the estimated net servicing income. The amortization of servicing assets for each period, as shown in the table at the beginning of this note, is recorded as a reduction to fee income. Both the contractual fee income and the amortization are recorded in “mortgage servicing fees” on the income statement.

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

Our significant VIEs are summarized below. We define a “significant interest” in a VIE as a subordinated interest that exposes us to a significant portion, but not the majority, of the VIE’s expected losses or residual returns, even though we do not have the power to direct the activities that most significantly impact the entity’s economic performance.

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

During the third quarter of 2015, we noted that not all liabilities related to our unconsolidated VIEs were captured in the table below. The amounts in the “Total Liabilities” column for our unconsolidated VIEs were revised to incorporate all liabilities for the periods ended December 31, 2014, and September 30, 2014.

	Consolidated VIEs		Unconsolidated VIEs
	Total	Total	Total	Total	Maximum
in millions	Assets	Liabilities	Assets	Liabilities	Exposure to Loss
September 30, 2015
LIHTC funds	$1	$1	$26	$14	—
LIHTC investments
KCDC	N/A	N/A	834	271	$543
KAHC	N/A	N/A	260	231	14
December 31, 2014
LIHTC funds	$1	$1	$55	$36	—
LIHTC investments
KCDC	N/A	N/A	764	258	$507
KAHC	N/A	N/A	470	462	14
September 30, 2014
LIHTC funds	$1	$2	$55	$36	—
LIHTC investments
KCDC	N/A	N/A	775	263	$498
KAHC	N/A	N/A	470	462	9

Our involvement with VIEs is described below.

Consolidated VIEs

LIHTC guaranteed funds. KAHC formed limited partnership funds that invested in LIHTC operating partnerships. Interests in these funds were offered in syndication to qualified investors who paid a fee to KAHC for a guaranteed return. We also earned syndication fees from the guaranteed funds and continue to earn asset management fees. The guaranteed funds’ assets, primarily investments in LIHTC operating partnerships, totaled $1 million at September 30, 2015, December 31, 2014, and September 30, 2014. These investments are recorded in “accrued income and other assets” on the balance sheet and serve as collateral for the guaranteed funds’ limited obligations, which are recorded in “accrued expense and other liabilities” on the balance sheet.

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

In accordance with the applicable accounting guidance for distinguishing liabilities from equity, third-party interests associated with our LIHTC guaranteed funds are considered mandatorily redeemable instruments and are recorded in “accrued expense and other liabilities” on the balance sheet. However, the FASB has indefinitely deferred the measurement and recognition provisions of this accounting guidance for mandatorily redeemable third-party interests associated with finite-lived subsidiaries, such as our LIHTC guaranteed funds. We adjust our financial statements each period for the third-party investors’ share of the guaranteed funds’ profits and losses. At September 30, 2015, we estimated the settlement value of these third-party interests to be between zero and $4 million, while the recorded value, including reserves, totaled $4 million. Information regarding our exposure to loss in connection with these guaranteed funds is included in Note 15 under the heading “Return guarantee agreement with LIHTC investors.” The partnership agreement for each of our guaranteed funds requires the fund to be dissolved by a certain date.

Unconsolidated VIEs

LIHTC nonguaranteed funds. Although we hold interests in certain nonguaranteed funds that we formed and funded, we have determined that we are not the primary beneficiary because we do not absorb the majority of the funds’ expected losses and do not have the power to direct activities that most significantly influence the economic performance of these entities. Our maximum exposure to loss in connection with these funds is minimal and represents the remaining investment balance. We do not have any liability recorded related to the funds. We have not formed nonguaranteed funds since October 2003.

LIHTC investments. Through KCDC, we have made investments directly in LIHTC operating partnerships formed by third parties. As a limited partner in these operating partnerships, we are allocated tax credits and deductions associated with the underlying properties. We have determined that we are not the primary beneficiary of these investments because the general partners have the power to direct the activities that most significantly influence the economic performance of their respective partnerships and have the obligation to absorb expected losses and the right to receive benefits. Our maximum exposure to loss in connection with these partnerships consists of our unamortized investment balance plus any unfunded equity commitments and tax credits claimed but subject to recapture. These investments are recorded in “other investments” on the balance sheet. We do not have any liability recorded related to these investments because we believe the likelihood of any loss is remote. We continue to invest in these LIHTC operating partnerships.

Through KAHC, we have additional investments in unconsolidated LIHTC operating partnerships that are held by the consolidated LIHTC guaranteed funds. The tax credits and deductions associated with these properties are allocated to the funds’ investors based on their ownership percentages. We have determined that we are not the primary beneficiary of these partnerships because the general partners have the power to direct the activities that most significantly impact their economic performance and have the obligation to absorb expected losses and the right to receive residual returns. Our maximum exposure to loss in connection with these partnerships consists of our remaining investment balance. These investments are recorded in “other investments” on the balance sheet. Information regarding our exposure to loss in connection with these guaranteed funds is described above in the consolidated LIHTC guaranteed funds section and is also included in Note 15 under the heading “Return guarantee agreement with LIHTC investors.” We have not obtained any significant direct investments (either individually or in the aggregate) in LIHTC operating partnerships since September 2003.

We amortize our LIHTC investments over the period that we expect to receive the tax benefits. During the first nine months of 2015, we recognized $85 million of amortization and $99 million of tax credits associated with these investments within income taxes on our income statement. During the first nine months of 2014, we recognized $72 million of amortization and $84 million of tax credits associated with these investments within income taxes on our income statement. We had $1 billion and $926 million of investments in LIHTC operating partnerships at September 30, 2015, and September 30, 2014, respectively. These investments are recorded in “accrued income and other assets” on our balance sheet.

Commercial and residential real estate investments and principal investments. Our Principal Investing unit and the Real Estate Capital line of business make equity and mezzanine investments, some of which are in VIEs. These investments are held by nonregistered investment companies subject to the provisions of the AICPA Audit and Accounting Guide, “Audits of Investment Companies.” We currently are not applying the accounting or disclosure provisions in the applicable accounting guidance for consolidations to these investments, which remain unconsolidated. The FASB had previously deferred the effective date of this guidance for such nonregistered investment companies. New accounting guidance was issued in February 2015 that removes this deferral. The effective date for this guidance is January 1, 2016, for us. Additional information regarding this new accounting guidance is provided in Note 1 (“Basis of Presentation and Accounting Policies”).

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

The effective tax rate, which is the provision for income taxes as a percentage of income from continuing operations before income taxes, was 24.4% for the third quarter of 2015 and 24.1% for the third quarter of 2014. The effective tax rates are below our combined federal and state statutory tax rate of 37.2% primarily due to income from investments in tax-advantaged assets such as corporate-owned life insurance and credits associated with investments in low-income housing projects.

Deferred Tax Asset

At September 30, 2015, from continuing operations, we had a net federal deferred tax asset of $190 million and a net state deferred tax asset of $26 million, compared to a net federal deferred tax asset of $174 million and a net state deferred tax asset of $20 million at December 31, 2014, and a net federal deferred tax asset of $153 million and a net state deferred tax asset of $19 million at September 30, 2014, included in “accrued income and other assets” on the balance sheet. To determine the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded, we conduct a quarterly assessment of all available evidence. This evidence includes, but is not limited to, taxable income in prior periods, projected future taxable income, and projected future reversals of deferred tax items. These assessments involve a degree of subjectivity and may undergo change. Based on these criteria, we had a valuation allowance of less than $1 million at September 30, 2015, and at December 31, 2014, and $1 million at September 30, 2014, associated with certain state net operating loss carryforwards and state credit carryforwards.

Unrecognized Tax Benefits

As permitted under the applicable accounting guidance for income taxes, it is our policy to recognize interest and penalties related to unrecognized tax benefits in income tax expense.

Deferred tax assets were reduced in the financial statements for unrecognized tax benefits by $2.8 million at September 30, 2015, and by $1 million at both December 31, 2014, and September 30, 2014.

11. Acquisitions and Discontinued Operations

Acquisitions

Pacific Crest Securities. On September 3, 2014, we acquired Pacific Crest Securities, a leading technology-focused investment bank and capital markets firm based in Portland, Oregon. This acquisition, which was accounted for as a business combination, expanded our corporate and investment banking business unit and added technology to our other industry verticals. During the fourth quarter of 2014, we recorded identifiable intangible assets of $13 million and goodwill of $78 million in Key Corporate Bank for this acquisition. During the third quarter of 2015, goodwill increased $3 million to account for a tax item associated with the business combination. The identifiable intangible assets and the goodwill related to this acquisition are non-deductible for tax purposes. Additional information regarding the identifiable intangible assets and the goodwill related to this acquisition is provided in Note 10 (“Goodwill and Other Intangible Assets”) beginning on page 173 of our 2014 Form 10-K.

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

“Income (loss) from discontinued operations, net of taxes” on the income statement includes (i) the changes in fair value of the assets and liabilities of the education loan securitization trusts, the loans at fair value in portfolio, and the loans held for sale at fair value in portfolio (discussed later in this note), and (ii) the interest income and expense from the loans and the securities of the trusts, the loans in portfolio, and the loans held for sale in portfolio at both amortized cost and fair value. These amounts are shown separately in the following table. Gains and losses attributable to changes in fair value are recorded as a component of “noninterest income” or “noninterest expense.” Interest income and interest expense related to the loans and securities are included as components of “net interest income.”

The components of “income (loss) from discontinued operations, net of taxes” for the education lending business are as follows:

	Three months ended September 30,		Nine months ended September 30,
in millions	2015	2014	2015	2014
Net interest income	$9	$21	$29	$67
Provision for credit losses	7	5	9	15

Net interest income after provision for credit losses	2	16	20	52
Noninterest income	(2)	(41)	1	(111)
Noninterest expense	5	7	13	19

Income (loss) before income taxes	(5)	(32)	8	(78)
Income taxes	(2)	(12)	3	(29)

Income (loss) from discontinued operations, net of taxes (a)	$(3)	$(20)	$5	$(49)

(a)	Includes after-tax charges of $7 million and $9 million for the three-month periods ended September 30, 2015, and September 30, 2014, respectively, and $18 million and $26 million for the nine-month periods ended September 30, 2015, and September 30, 2014, respectively, determined by applying a matched funds transfer pricing methodology to the liabilities assumed necessary to support the discontinued operations.

The discontinued assets of our education lending business included on the balance sheet are as follows. There were no discontinued liabilities for the periods presented below.

	September 30,	December 31,	September 30,
in millions	2015	2014	2014
Held-to-maturity securities	$1	$1	$1
Portfolio loans at fair value	—	191	201
Loans, net of unearned income (a)	1,891	2,104	2,174
Less: Allowance for loan and lease losses	23	29	31

Net loans	1,868	2,266	2,344
Portfolio loans held for sale at fair value	169	—	—
Accrued income and other assets	33	38	40

Total assets	$2,071	$2,305	$2,385

(a)	At September 30, 2015, December 31, 2014, and September 30, 2014, unearned income was less than $1 million.

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

At September 30, 2015, education loans included 1,845 TDRs with a recorded investment of approximately $20 million (pre-modification and post-modification). A specifically allocated allowance of $2 million was assigned to these loans as of September 30, 2015. There have been no significant payment defaults. There are no significant commitments outstanding to lend additional funds to these borrowers. Additional information regarding TDR classification and ALLL methodology is provided in Note 4 (“Asset Quality”).

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

At September 30, 2015, there were loans held for sale with a contractual amount of $173 million that were previously purchased from three of the outstanding securitizations trusts pursuant to the legal terms of these particular trusts. These loans were transferred to held for sale in June 2015 and continue to be accounted for at fair value. As of September 30, 2015, the portfolio loans held for sale were valued based on indicative bids to sell the loans. These portfolio loans were previously valued using an internal discounted cash flow model, which was affected by assumptions for defaults, loss severity, discount rates, and prepayments. These loans are considered Level 3 assets since we rely on unobservable inputs when determining fair value. Our valuation process for these loans as well as the trust loans and securities is discussed in more detail below. Portfolio loans held for sale accounted for at fair value had a value of $169 million at September 30, 2015. On October 29, 2015, $117 million of these loans were sold. Portfolio loans accounted for at fair value had a value of $191 million at December 31, 2014, and $201 million at September 30, 2014.

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

The following table shows the significant unobservable inputs used to measure the fair value of the portfolio loans held for sale and portfolio loans accounted for at fair value at September 30, 2015, December 31, 2014, and September 30, 2014:

September 30, 2015 dollars in millions	Fair Value of Level 3 Assets and Liabilities	Valuation Technique	Significant Unobservable Input	Range
Portfolio loans held for sale accounted for at fair value	$169	Market approach	Indicative bids	84.50 - 104.00%

December 31, 2014 dollars in millions	Fair Value of Level 3 Assets and Liabilities	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
Portfolio loans accounted for at fair value	$191	Discounted cash flow	Prepayment speed	5.40 - 5.60% (5.50%)
			Loss severity	2.00 - 77.00% (25.66%)
			Discount rate	3.90 - 4.00% (3.92%)
			Default rate	.86 - 1.70% (1.12%)

September 30, 2014 dollars in millions	Fair Value of Level 3 Assets and Liabilities	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
Portfolio loans accounted for at fair value	$201	Discounted cash flow	Prepayment speed	5.00 - 5.80% (5.25%)
			Loss severity	2.00 - 77.00% (25.71%)
			Discount rate	3.60 - 3.90% (3.69%)
			Default rate	.93 - 1.91% (1.24%)

The following table shows the principal and fair value amounts for our portfolio loans held for sale at fair value, portfolio loans at carrying value, and portfolio loans at fair value at September 30, 2015, December 31, 2014, and September 30, 2014. Our policies for determining past due loans, placing loans on nonaccrual, applying payments on nonaccrual loans, and resuming accrual of interest are disclosed in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Nonperforming Loans” beginning on page 116 of our 2014 Form 10-K.

	September 30, 2015		December 31, 2014		September 30, 2014
in millions	Principal	Fair Value	Principal	Fair Value	Principal	Fair Value
Portfolio loans held for sale at fair value
Accruing loans past due 90 days or more	$5	$4	—	—	—	—
Portfolio loans at carrying value
Accruing loans past due 90 days or more	$26	N/A	$29	N/A	$31	N/A
Loans placed on nonaccrual status	8	N/A	11	N/A	9	N/A
Portfolio loans at fair value
Accruing loans past due 90 days or more	—	—	$5	$5	$5	$5

The following table shows the portfolio loans held for sale at fair value and portfolio loans at fair value and their related contractual amounts at September 30, 2015, December 31, 2014, and September 30, 2014.

	September 30, 2015		December 31, 2014		September 30, 2014
in millions	Contractual Amount	Fair Value	Contractual Amount	Fair Value	Contractual Amount	Fair Value
ASSETS
Portfolio loans held for sale	$173	$169	—	—	—	—
Portfolio loans	—	—	$192	$191	$199	$201

The following tables present the assets of the portfolio loans held for sale and portfolio loans measured at fair value on a recurring basis at September 30, 2015, December 31, 2014, and September 30, 2014.

September 30, 2015 in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Portfolio loans held for sale	—	—	$169	$169

Total assets on a recurring basis at fair value	—	—	$169	$169

December 31, 2014 in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Portfolio loans	—	—	$191	$191

Total assets on a recurring basis at fair value	—	—	$191	$191

September 30, 2014 in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Portfolio loans	—	—	$201	$201

Total assets on a recurring basis at fair value	—	—	$201	$201

The following table shows the change in the fair values of the Level 3 portfolio loans held for sale, portfolio loans, and consolidated education loan securitization trusts for the three- and nine-month periods ended September 30, 2015, and September 30, 2014.

	Portfolio
	Student	Portfolio	Trust	Trust		Trust
	Loans Held	Student	Student	Other	Trust	Other
in millions	For Sale	Loans	Loans	Assets	Securities	Liabilities
Balance at December 31, 2014	—	$191	—	—	—	—
Gains (losses) recognized in earnings (a)	$(4)	1	—	—	—	—
Settlements	(6)	(13)	—	—	—	—
Loans transferred to held for sale	179	(179)	—	—	—	—

Balance at September 30, 2015 (b)	$169	—	—	—	—	—

Balance at June 30, 2015	$179	—	—	—	—	—
Gains (losses) recognized in earnings (a)	(4)	—	—	—	—	—
Settlements	(6)	—	—	—	—	—

Balance at September 30, 2015 (b)	$169	—	—	—	—	—

Balance at December 31, 2013	—	$147	$1,960	$20	$1,834	$20
Gains (losses) recognized in earnings (a)	—	(4)	(34)	—	33	—
Purchases	—	74	—	—	—	—
Sales	—	—	(74)	—	—	—
Settlements	—	(16)	(202)	(1)	(278)	(3)
Transfers out due to deconsolidation	—	—	(1,650)	(19)	(1,589)	(17)

Balance at September 30, 2014 (b)	—	$201	—	—	—	—

Balance at June 30, 2014	—	$209	$1,711	$19	$1,660	$17
Gains (losses) recognized in earnings (a)	—	—	—	—	—	—
Purchases	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	—	(8)	(61)	—	(71)	—
Transfers out due to deconsolidation	—	—	(1,650)	(19)	(1,589)	(17)

Balance at September 30, 2014 (b)	—	$201	—	—	—	—

(a)	Gains (losses) were driven primarily by fair value adjustments.
(b)	There were no issuances, transfers into Level 3, or transfers out of Level 3 for the three- and nine-month periods ended September 30, 2015. There were no issuances or transfers into Level 3 for the three- and nine-month periods ended September 30, 2014.

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

The results of this discontinued business are included in “income (loss) from discontinued operations, net of taxes” on the income statement. The components of “income (loss) from discontinued operations, net of taxes” for Victory, which includes the additional gain recorded as of March 31, 2014, on the sale of this business, are as follows:

	Three months ended September 30,		Nine months ended September 30,
in millions	2015	2014	2015	2014
Net interest income	—	$5	—	$7
Noninterest income	—	—	—	10
Noninterest expense	—	—	—	—

Income (loss) before income taxes	—	5	—	17
Income taxes	—	2	—	7

Income (loss) from discontinued operations, net of taxes	—	$3	—	$10

The discontinued assets of Victory included on the balance sheet are as follows. There were no discontinued liabilities for the periods presented below.

	September 30,	December 31,	September 30,
in millions	2015	2014	2014
Seller note (a)	—	—	$17

Total assets	—	—	$17

(a)	At September 30, 2014, the only remaining asset of Victory was the Seller note. The Seller note was paid off during the fourth quarter of 2014.

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

The results of this discontinued business are included in “income (loss) from discontinued operations, net of taxes” on the income statement. The components of “income (loss) from discontinued operations, net of taxes” for Austin are as follows:

	Three months ended September 30,		Nine months ended September 30,
in millions	2015	2014	2015	2014
Noninterest expense	—	—	—	$4

Income (loss) before income taxes	—	—	—	(4)
Income taxes	—	—	—	(2)

Income (loss) from discontinued operations, net of taxes	—	—	—	$(2)

The discontinued assets and liabilities of Austin included on the balance sheet are as follows:

	September 30,	December 31,	September 30,
in millions	2015	2014	2014
Cash and due from banks	$15	$19	$19

Total assets	$15	$19	$19

Accrued expense and other liabilities	—	$3	$3

Total liabilities	—	$3	$3

Combined discontinued operations. The combined results of the discontinued operations are as follows:

	Three months ended September 30,		Nine months ended September 30,
in millions	2015	2014	2015	2014
Net interest income	$9	$26	$29	$74
Provision for credit losses	7	5	9	15

Net interest income after provision for credit losses	2	21	20	59
Noninterest income	(2)	(41)	1	(101)
Noninterest expense	5	7	13	23

Income (loss) before income taxes	(5)	(27)	8	(65)
Income taxes	(2)	(10)	3	(24)

Income (loss) from discontinued operations, net of taxes (a)	$(3)	$(17)	$5	$(41)

(a)	Includes after-tax charges of $7 million and $9 million for the three-month periods ended September 30, 2015, and September 30, 2014, respectively, and $18 million and $26 million for the nine-month periods ended September 30, 2015, and September 30, 2014, respectively, determined by applying a matched funds transfer pricing methodology to the liabilities assumed necessary to support the discontinued operations.

The combined assets and liabilities of the discontinued operations are as follows:

	September 30,	December 31,	September 30,
in millions	2015	2014	2014
Cash and due from banks	$15	$19	$19
Held-to-maturity securities	1	1	1
Seller note	—	—	17
Portfolio loans at fair value	—	191	201
Loans, net of unearned income (a)	1,891	2,104	2,174
Less: Allowance for loan and lease losses	23	29	31

Net loans	1,868	2,266	2,344
Portfolio loans held for sale at fair value	169	—	—
Accrued income and other assets	33	38	40

Total assets	$2,086	$2,324	$2,421

Accrued expense and other liabilities	—	$3	$3

Total liabilities	—	$3	$3

(a)	At September 30, 2015, December 31, 2014, and September 30, 2014, unearned income was less than $1 million.

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

During the third quarter of 2014, our broker-dealer subsidiary, KBCM, moved from a self-clearing organization to using a third-party organization for clearing purposes. In connection with this change, KBCM became an introducing broker-dealer, whereby it no longer needs to fund its business operations by entering into repurchase, reverse repurchase, or securities borrowed agreements. As a result, KBCM did not have any outstanding securities financing agreements at September 30, 2015, December 31, 2014, and September 30, 2014.

The following table summarizes our securities financing agreements at September 30, 2015, December 31, 2014, and September 30, 2014:

	September 30, 2015
	Gross Amount
	Presented in	Netting		Net
in millions	Balance Sheet	Adjustments (a)	Collateral (b)	Amounts
Offsetting of financial assets:
Reverse repurchase agreements	$4	$(4)	—	—

Total	$4	$(4)	—	—

Offsetting of financial liabilities:
Repurchase agreements (c)	$6	$(4)	$(2)	—

Total	$6	$(4)	$(2)	—

	December 31, 2014
	Gross Amount
	Presented in	Netting		Net
in millions	Balance Sheet	Adjustments (a)	Collateral (b)	Amounts
Offsetting of financial assets:
Reverse repurchase agreements	$3	$(1)	$(2)	—

Total	$3	$(1)	$(2)	—

Offsetting of financial liabilities:
Repurchase agreements	$1	$(1)	—	—

Total	$1	$(1)	—	—

	September 30, 2014
	Gross Amount
	Presented in	Netting		Net
in millions	Balance Sheet	Adjustments (a)	Collateral (b)	Amounts
Offsetting of financial assets:
Reverse repurchase agreements	$6	$(4)	$(2)	—

Total	$6	$(4)	$(2)	—

Offsetting of financial liabilities:
Repurchase agreements	$4	$(4)	—	—

Total	$4	$(4)	—	—

(a)	Netting adjustments take into account the impact of master netting agreements that allow us to settle with a single counterparty on a net basis.
(b)	These adjustments take into account the impact of bilateral collateral agreements that allow us to offset the net positions with the related collateral. The application of collateral cannot reduce the net position below zero. Therefore, excess collateral, if any, is not reflected above.
(c)	Repurchase agreements are collateralized by U.S. Treasury securities and contracted on an overnight basis.

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

During the third quarters of 2015 and 2014, year-to-date lump sum payments made under certain pension plans triggered settlement accounting. In accordance with the applicable accounting guidance for defined benefit plans, we performed a remeasurement of the affected plans in conjunction with the settlement and recognized the settlement losses reflected in the following table. We will also recognize a settlement loss in the fourth quarter of 2015 related to additional lump sum payments made during the fourth quarter.

The components of net pension cost (benefit) for all funded and unfunded plans are as follows:

	Three months ended September 30,		Nine months ended September 30,
in millions	2015	2014	2015	2014
Interest cost on PBO	$10	$12	$30	$36
Expected return on plan assets	(14)	(17)	(42)	(51)
Amortization of losses	4	4	13	12
Settlement loss	19	20	19	20

Net pension cost	$19	$19	$20	$17

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

The components of net postretirement benefit cost for all funded and unfunded plans are as follows:

	Three months ended September 30,		Nine months ended September 30,
in millions	2015	2014	2015	2014
Interest cost on APBO	$1	$1	$3	$3
Expected return on plan assets	(1)	(1)	(2)	(3)
Amortization of unrecognized prior service credit	—	—	(1)	—

Net postretirement benefit cost	—	—	—	—

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

As of September 30, 2015, the trust preferred securities issued by the KeyCorp capital trusts represent $85 million, or .8%, of our total qualifying Tier 1 capital, net of goodwill.

The trust preferred securities, common stock, and related debentures are summarized as follows:

			Principal	Interest Rate	Maturity
	Trust Preferred		Amount of	of Trust Preferred	of Trust Preferred
	Securities,	Common	Debentures,	Securities and	Securities and
dollars in millions	Net of Discount (a)	Stock	Net of Discount (b)	Debentures (c)	Debentures
September 30, 2015
KeyCorp Capital I	$156	$6	$162	1.024%	2028
KeyCorp Capital II	111	4	115	6.875	2029
KeyCorp Capital III	145	4	149	7.750	2029

Total	$412	$14	$426	4.968%	—

December 31, 2014	$408	$14	$422	4.926%	—

September 30, 2014	$397	$14	$411	4.856%	—

(a)	The trust preferred securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of trust preferred securities carries an interest rate identical to that of the related debenture. Certain trust preferred securities include basis adjustments related to fair value hedges totaling $72 million at September 30, 2015, $68 million at December 31, 2014, and $57 million at September 30, 2014. See Note 7 (“Derivatives and Hedging Activities”) for an explanation of fair value hedges.
(b)	We have the right to redeem these debentures. If the debentures purchased by KeyCorp Capital I are redeemed before they mature, the redemption price will be the principal amount, plus any accrued but unpaid interest. If the debentures purchased by KeyCorp Capital II or KeyCorp Capital III are redeemed before they mature, the redemption price will be the greater of: (i) the principal amount, plus any accrued but unpaid interest, or (ii) the sum of the present values of principal and interest payments discounted at the Treasury Rate (as defined in the applicable indenture), plus 20 basis points for KeyCorp Capital II or 25 basis points for KeyCorp Capital III or 50 basis points in the case of redemption upon either a tax or a capital treatment event for either KeyCorp Capital II or KeyCorp Capital III, plus any accrued but unpaid interest. The principal amount of certain debentures includes basis adjustments related to fair value hedges totaling $72 million at September 30, 2015, $68 million at December 31, 2014, and $57 million at September 30, 2014. See Note 7 for an explanation of fair value hedges. The principal amount of debentures, net of discounts, is included in “long-term debt” on the balance sheet.
(c)	The interest rates for the trust preferred securities issued by KeyCorp Capital II and KeyCorp Capital III are fixed. KeyCorp Capital I has a floating interest rate, equal to three-month LIBOR plus 74 basis points, that reprices quarterly. The total interest rates are weighted-average rates.

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

Guarantees

We are a guarantor in various agreements with third parties. The following table shows the types of guarantees that we had outstanding at September 30, 2015. Information pertaining to the basis for determining the liabilities recorded in connection with these guarantees is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Guarantees” beginning on page 124 of our 2014 Form 10-K.

	Maximum Potential
September 30, 2015	Undiscounted	Liability
in millions	Future Payments	Recorded
Financial guarantees:
Standby letters of credit	$11,498	$63
Recourse agreement with FNMA	1,747	4
Return guarantee agreement with LIHTC investors	4	4
Written put options (a)	2,131	117

Total	$15,380	$188

(a)	The maximum potential undiscounted future payments represent notional amounts of derivatives qualifying as guarantees.

We determine the payment/performance risk associated with each type of guarantee described below based on the probability that we could be required to make the maximum potential undiscounted future payments shown in the preceding table. We use a scale of low (0% to 30% probability of payment), moderate (greater than 30% to 70% probability of payment), or high (greater than 70% probability of payment) to assess the payment/performance risk, and have determined that the payment/performance risk associated with each type of guarantee outstanding at September 30, 2015, is low.

Standby letters of credit. KeyBank issues standby letters of credit to address clients’ financing needs. These instruments obligate us to pay a specified third party when a client fails to repay an outstanding loan or debt instrument or fails to perform some contractual nonfinancial obligation. Any amounts drawn under standby letters of credit are treated as loans to the client; they bear interest (generally at variable rates) and pose the same credit risk to us as a loan. At September 30, 2015, our standby letters of credit had a remaining weighted-average life of 3 years, with remaining actual lives ranging from less than one year to as many as 11 years.

Recourse agreement with FNMA. We participate as a lender in the FNMA Delegated Underwriting and Servicing program. FNMA delegates responsibility for originating, underwriting, and servicing mortgages, and we assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan that we sell to FNMA. We maintain a reserve for such potential losses in an amount that we believe approximates the fair value of our liability. At September 30, 2015, the outstanding commercial mortgage loans in this program had a weighted-average remaining term of 7.85 years, and the unpaid principal balance outstanding of loans sold by us as a participant was $6.1 billion. As shown in the preceding table, the maximum potential amount of undiscounted future payments that we could be required to make under this program is equal to approximately one-third of the principal balance of loans outstanding at September 30, 2015. If we are required to make a payment, we would have an interest in the collateral underlying the related commercial mortgage loan; any loss we incur could be offset by the amount of any recovery from the collateral.

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

As shown in the previous table, KAHC maintained a reserve in the amount of $4 million at September 30, 2015, which is sufficient to cover estimated future obligations under the guarantees. The maximum exposure to loss reflected in the table represents undiscounted future payments due to investors for the return on and of their investments.

These guarantees have expiration dates that extend through 2018, but KAHC has not formed any new partnerships under this program since October 2003. Additional information regarding these partnerships is included in Note 9 (“Variable Interest Entities”).

Written put options. In the ordinary course of business, we “write” put options for clients that wish to mitigate their exposure to changes in interest rates and commodity prices. At September 30, 2015, our written put options had an average life of 2 years. These instruments are considered to be guarantees, as we are required to make payments to the counterparty (the client) based on changes in an underlying variable that is related to an asset, a liability, or an equity security that the client holds. We are obligated to pay the client if the applicable benchmark interest rate or commodity price is above or below a specified level (known as the “strike rate”). These written put options are accounted for as derivatives at fair value, as further discussed in Note 7 (“Derivatives and Hedging Activities”). We mitigate our potential future payment obligations by entering into offsetting positions with third parties.

Written put options where the counterparty is a broker-dealer or bank are accounted for as derivatives at fair value but are not considered guarantees since these counterparties typically do not hold the underlying instruments. In addition, we are a purchaser and seller of credit derivatives, which are further discussed in Note 7.

Default guarantees. Some lines of business participate in guarantees that obligate us to perform if the debtor (typically a client) fails to satisfy all of its payment obligations to third parties. We generally undertake these guarantees for one of two possible reasons: (i) either the risk profile of the debtor should provide an investment return, or (ii) we are supporting our underlying investment in the debtor. We do not hold collateral for the default guarantees. If we were required to make a payment under a guarantee, we would receive a pro rata share should the third party collect some or all of the amounts due from the debtor. At September 30, 2015, we did not have any default guarantees.

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

16. Accumulated Other Comprehensive Income

Our changes in AOCI for the three and nine months ended September 30, 2015, and September 30, 2014, are as follows:

	Unrealized gains	Unrealized gains	Foreign currency	Net pension and
	(losses) on securities	(losses) on derivative	translation	postretirement
in millions	available for sale	financial instruments	adjustment	benefit costs	Total
Balance at December 31, 2014	$(4)	$(8)	$22	$(366)	$(356)
Other comprehensive income before reclassification, net of income taxes	57	107	(19)	(38)	107
Amounts reclassified from accumulated other comprehensive income, net of income taxes (a)	1	(44)	1	19	(23)

Net current-period other comprehensive income, net of income taxes	58	63	(18)	(19)	84

Balance at September 30, 2015	54	$55	$4	$(385)	$(272)

Balance at June 30, 2015	—	$7	$9	$(361)	$(345)
Other comprehensive income before reclassification, net of income taxes	$54	65	(5)	(38)	76
Amounts reclassified from accumulated other comprehensive income, net of income taxes (a)	—	(17)	—	14	(3)

Net current-period other comprehensive income, net of income taxes	54	48	(5)	(24)	73

Balance at September 30, 2015	54	$55	$4	$(385)	$(272)

Balance at December 31, 2013	$(63)	$(11)	$42	$(320)	$(352)
Other comprehensive income before reclassification, net of income taxes	24	25	(9)	—	40
Amounts reclassified from accumulated other comprehensive income, net of income taxes (a)	—	(29)	(3)	19	(13)

Net current-period other comprehensive income, net of income taxes	24	(4)	(12)	19	27

Balance at September 30, 2014	$(39)	$(15)	$30	$(301)	$(325)

Balance at June 30, 2014	$(6)	$(7)	$39	$(315)	$(289)
Other comprehensive income before reclassification, net of income taxes	(33)	3	(9)	—	(39)
Amounts reclassified from accumulated other comprehensive income, net of income taxes (a)	—	(11)	—	14	3

Net current-period other comprehensive income, net of income taxes	(33)	(8)	(9)	14	(36)

Balance at September 30, 2014	$(39)	$(15)	$30	$(301)	$(325)

(a)	See table below for details about these reclassifications.

Our reclassifications out of AOCI for the three and nine months ended September 30, 2015, and September 30, 2014, are as follows:

Nine months ended September 30, 2015 in millions	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains (losses) on available for sale securities
Realized losses	$(1)	Other income

	(1)	Income (loss) from continuing operations before income taxes
	—	Income taxes

	$(1)	Income (loss) from continuing operations

Unrealized gains (losses) on derivative financial instruments
Interest rate	$73	Interest income — Loans
Interest rate	(3)	Interest expense — Long term debt

	70	Income (loss) from continuing operations before income taxes
	26	Income taxes

	$44	Income (loss) from continuing operations

Foreign currency translation adjustment
	$(2)	Corporate services income

	(2)	Income (loss) from continuing operations before income taxes
	(1)	Income taxes

	$(1)	Income (loss) from continuing operations

Net pension and postretirement benefit costs
Amortization of losses	$(13)	Personnel expense
Settlement loss	(19)	Personnel expense
Amortization of unrecognized prior service cost	1	Personnel expense

	(31)	Income (loss) from continuing operations before income taxes
	(12)	Income taxes

	$(19)	Income (loss) from continuing operations

Three months ended September 30, 2015 in millions	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains (losses) on derivative financial instruments
Interest rate	$28	Interest income — Loans
Interest rate	(1)	Interest expense — Long term debt

	27	Income (loss) from continuing operations before income taxes
	10	Income taxes

	$17	Income (loss) from continuing operations

Foreign currency translation adjustment
	$(1)	Corporate services income

	(1)	Income (loss) from continuing operations before income taxes
	(1)	Income taxes

	—	Income (loss) from continuing operations

Net pension and postretirement benefit costs
Amortization of losses	$(4)	Personnel expense
Settlement loss	(19)	Personnel expense

	(23)	Income (loss) from continuing operations before income taxes
	(9)	Income taxes

	$(14)	Income (loss) from continuing operations

Nine months ended September 30, 2014 in millions	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains (losses) on derivative financial instruments
Interest rate	$49	Interest income — Loans
Interest rate	(3)	Interest expense — Long term debt

	46	Income (loss) from continuing operations before income taxes
	17	Income taxes

	$29	Income (loss) from continuing operations

Foreign currency translation adjustment
	$3	Corporate services income

	3	Income (loss) from continuing operations before income taxes
	—	Income taxes

	$3	Income (loss) from continuing operations

Net pension and postretirement benefit costs
Amortization of losses	$(12)	Personnel expense
Settlement loss	(20)	Personnel expense

	(32)	Income (loss) from continuing operations before income taxes
	(13)	Income taxes

	$(19)	Income (loss) from continuing operations

Three months ended September 30, 2014 in millions	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains (losses) on derivative financial instruments
Interest rate	$18	Interest income — Loans
Interest rate	(1)	Interest expense — Long term debt
Foreign exchange contracts	1	Other income

	18	Income (loss) from continuing operations before income taxes
	7	Income taxes

	$11	Income (loss) from continuing operations

Net pension and postretirement benefit costs
Amortization of losses	$(4)	Personnel expense
Settlement loss	(20)	Personnel expense

	(24)	Income (loss) from continuing operations before income taxes
	(10)	Income taxes

	$(14)	Income (loss) from continuing operations

17. Shareholders’ Equity

Comprehensive Capital Plan

As previously reported and as authorized by the Board and pursuant to our 2015 capital plan submitted to and not objected to by the Federal Reserve, we have authority to repurchase up to $725 million of our common shares, which include repurchases to offset issuances of common shares under our employee compensation plans. During the third quarter of 2015, we completed $123 million of common share repurchases under this authorization.

Consistent with our 2015 capital plan, the Board declared a quarterly dividend of $.075 per common share for the third quarter of 2015. An additional potential increase in our quarterly common share dividend, up to $.085 per share, will be considered by the Board in 2016 for the fifth quarter of the 2015 capital plan.

Preferred Stock

We made a quarterly dividend payment of $1.9375 per share, or $5.6 million, on our Series A Preferred Stock during the third quarter of 2015.

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

The table on the following pages shows selected financial data for our major business segments for the three- and nine- month periods ended September 30, 2015, and September 30, 2014.

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

In the third quarter of 2015, we enhanced the approach used to determine the commercial reserve factors used in estimating the quantitative component of the commercial ALLL. In addition, we began utilizing an enhanced framework to quantify commercial ALLL adjustments resulting from qualitative factors not fully captured within the statistical analysis of incurred loss. The enhancements of the methodology are described in Note 1 (“Basis of Presentation and Accounting Policies”) under the heading “Allowance for Loan and Lease Losses.” As a result of the methodology enhancements, the current period provision for credit losses within each business segment has increased or decreased accordingly. The impact of the increases and decreases on the business segment provision for credit losses was not significant.

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

Three months ended September 30,	Key Community Bank		Key Corporate Bank
dollars in millions	2015	2014	2015	2014
SUMMARY OF OPERATIONS
Net interest income (TE)	$379	$359	$220	$215
Noninterest income	200	199	234	185

Total revenue (TE) (a)	579	558	454	400
Provision for credit losses	18	21	30	2
Depreciation and amortization expense	14	16	11	8
Other noninterest expense	434	425	235	205

Income (loss) from continuing operations before income taxes (TE)	113	96	178	185
Allocated income taxes and TE adjustments	42	36	42	51

Income (loss) from continuing operations	71	60	136	134
Income (loss) from discontinued operations, net of taxes	—	—	—	—

Net income (loss)	71	60	136	134
Less: Net income (loss) attributable to noncontrolling interests	—	—	(2)	—

Net income (loss) attributable to Key	$71	$60	$138	$134

AVERAGE BALANCES (b)
Loans and leases	$31,039	$30,103	$26,425	$23,215
Total assets (a)	33,090	32,173	32,163	28,268
Deposits	51,234	50,303	18,809	17,599
OTHER FINANCIAL DATA
Net loan charge-offs (b)	$21	$28	$20	$(1)
Return on average allocated equity (b)	10.49%	8.89%	28.65%	31.59%
Return on average allocated equity	10.49	8.89	28.65	31.59
Average full-time equivalent employees (c)	7,326	7,573	2,173	1,998

Nine months ended September 30,	Key Community Bank		Key Corporate Bank
dollars in millions	2015	2014	2015	2014
SUMMARY OF OPERATIONS
Net interest income (TE)	$1,098	$1,084	$661	$621
Noninterest income	589	574	671	566

Total revenue (TE) (a)	1,687	1,658	1,332	1,187
Provision for credit losses	50	48	77	7
Depreciation and amortization expense	42	49	31	22
Other noninterest expense	1,297	1,274	681	599

Income (loss) from continuing operations before income taxes (TE)	298	287	543	559
Allocated income taxes and TE adjustments	111	107	143	158

Income (loss) from continuing operations	187	180	400	401
Income (loss) from discontinued operations, net of taxes	—	—	—	—

Net income (loss)	187	180	400	401
Less: Net income (loss) attributable to noncontrolling interests	—	—	(1)	2

Net income (loss) attributable to Key	$187	$180	$401	$399

AVERAGE BALANCES (b)
Loans and leases	$30,804	$29,979	$25,488	$22,702
Total assets (a)	32,853	32,063	31,236	27,829
Deposits	50,808	50,151	19,029	16,655
OTHER FINANCIAL DATA
Net loan charge-offs (b)	$69	$89	$28	$(15)
Return on average allocated equity (b)	9.27%	8.81%	28.82%	33.74%
Return on average allocated equity	9.27	8.81	28.82	33.74
Average full-time equivalent employees (c)	7,392	7,613	2,096	1,952

(a)	Substantially all revenue generated by our major business segments is derived from clients that reside in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software, and goodwill held by our major business segments, are located in the United States.
(b)	From continuing operations.
(c)	The number of average full-time equivalent employees was not adjusted for discontinued operations.

Other Segments		Total Segments		Reconciling Items		Key
2015	2014	2015	2014	2015	2014	2015	2014
$(4)	$6	$595	$580	$3	$1	$598	$581
39	38	473	422	(3)	(5)	470	417

35	44	1,068	1,002	—	(4)	1,068	998
(4)	(4)	44	19	1	—	45	19
2	3	27	27	35	38	62	65
13	17	682	647	(20)	(6)	662	641

24	28	315	309	(16)	(36)	299	273
(2)	1	82	88	(3)	(18)	79	70

26	27	233	221	(13)	(18)	220	203
—	—	—	—	(3)	(17)	(3)	(17)

26	27	233	221	(16)	(35)	217	186
—	—	(2)	—	—	—	(2)	—

$26	$27	$235	$221	$(16)	$(35)	$219	$186

$1,780	$2,396	$59,244	$55,714	$37	$82	$59,281	$55,796
26,871	26,017	92,124	86,458	527	665	92,651	87,123
455	564	70,498	68,466	(29)	(130)	70,469	68,336
$1	$4	$42	$31	$(1)	—	$41	$31
33.27%	24.63%	19.00%	18.28%	(.90)%	(1.26)%	8.30%	7.69%
33.27	24.63	19.00	18.28	(1.11)	(2.45)	8.19	7.05
14	34	9,513	9,605	4,042	4,300	13,555	13,905

Other Segments		Total Segments		Reconciling Items		Key
2015	2014	2015	2014	2015	2014	2015	2014
—	$21	$1,759	$1,726	$7	$3	$1,766	$1,729
$146	174	1,406	1,314	(11)	(7)	1,395	1,307

146	195	3,165	3,040	(4)	(4)	3,161	3,036
(7)	(19)	120	36	1	(1)	121	35
6	9	79	80	112	115	191	195
38	54	2,016	1,927	(103)	(65)	1,913	1,862

109	151	950	997	(14)	(53)	936	944
7	27	261	292	(11)	(42)	250	250

102	124	689	705	(3)	(11)	686	694
—	—	—	—	5	(41)	5	(41)

102	124	689	705	2	(52)	691	653
2	4	1	6	—	—	1	6

$100	$120	$688	$699	$2	$(52)	$690	$647

$1,908	$2,639	$58,200	$55,320	$63	$68	$58,263	$55,388
26,617	25,944	90,706	85,836	618	676	91,324	86,512
454	591	70,291	67,397	(62)	(138)	70,229	67,259
$8	$8	$105	$82	—	$(1)	$105	$81
40.39%	36.38%	18.81%	19.66%	(.05)%	(.26)%	6.48%	6.59%
40.39	36.38	18.81	19.66	.07	(1.22)	6.52	6.20
15	50	9,503	9,615	4,022	4,327	13,525	13,942

19. Subsequent Event

Planned Acquisition of First Niagara Financial Group, Inc.

On October 30, 2015, we announced that KeyCorp has entered into a definitive agreement and plan of merger (“Agreement”) pursuant to which it will acquire all of the outstanding capital stock of First Niagara Financial Group, Inc. (NASDAQ: FNFG) (“First Niagara”). Under the terms of the Agreement, at the effective time of the merger, each share of First Niagara common stock will be converted into the right to receive (i) 0.680 of a share of KeyCorp common stock and (ii) $2.30 in cash. The exchange ratio of KeyCorp stock for First Niagara stock is fixed and will not adjust based on changes in KeyCorp’s share trading price. First Niagara equity awards outstanding immediately prior to the effective time of the merger will be converted into equity awards for KeyCorp common stock as provided in the Agreement. Each share of First Niagara’s Fixed Rate-to-Floating Rate Perpetual Non-Cumulative Preferred Stock, Series B, will be converted into a share of a newly created series of preferred stock of KeyCorp having substantially the same terms as First Niagara’s preferred stock. Based on the closing price of KeyCorp common shares on Thursday, October 29, 2015, of $13.38 and assuming First Niagara has 356.272 million shares outstanding on a fully-diluted basis, the value of the total consideration to be paid by KeyCorp pursuant to the Agreement is approximately $4.1 billion.

The merger is currently expected to be completed during the third quarter of 2016 and is subject to customary closing conditions including the approval of regulators and the shareholders of both KeyCorp and First Niagara.

As of September 30, 2015, First Niagara, headquartered in Buffalo, New York, had 394 branches with approximately $39 billion of total assets and $29 billion of deposits.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of KeyCorp

We have reviewed the consolidated balance sheets of KeyCorp as of September 30, 2015 and 2014, and the related consolidated statements of income and comprehensive income for the three- and nine-month periods ended September 30, 2015 and 2014, and the consolidated statements of changes in equity and cash flows for the nine-month periods ended September 30, 2015 and 2014. These financial statements are the responsibility of KeyCorp’s management.

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

Cleveland, Ohio
November 2, 2015	Ernst & Young LLP

Item 2. Management’s Discussion & Analysis of Financial Condition & Results of Operations

Introduction

This section reviews the financial condition and results of operations of KeyCorp and its subsidiaries for the quarterly and year-to-date periods ended September 30, 2015, and September 30, 2014. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. When you read this discussion, you should also refer to the consolidated financial statements and related notes in this report. The page locations of specific sections and notes that we refer to are presented in the table of contents.

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

Additionally, a comprehensive list of the acronyms and abbreviations used throughout this discussion is included in Note 1 (“Basis of Presentation and Accounting Policies”).

Selected financial data

Our financial performance for each of the last five quarters is summarized in Figure 1.

Figure 1. Selected Financial Data

	2015			2014		Nine months ended September 30,
dollars in millions, except per share amounts	Third	Second	First	Fourth	Third	2015	2014
FOR THE PERIOD
Interest income	$661	$652	$636	$646	$639	$1,949	$1,908
Interest expense	70	68	65	64	64	203	197
Net interest income	591	584	571	582	575	1,746	1,711
Provision for credit losses	45	41	35	22	19	121	35
Noninterest income	470	488	437	490	417	1,395	1,307
Noninterest expense	724	711	669	704	706	2,104	2,057
Income (loss) from continuing operations before income taxes	292	320	304	346	267	916	926
Income (loss) from continuing operations attributable to Key	222	235	228	251	203	685	688
Income (loss) from discontinued operations, net of taxes (a)	(3)	3	5	2	(17)	5	(41)
Net income (loss) attributable to Key	219	238	233	253	186	690	647
Income (loss) from continuing operations attributable to Key common shareholders	216	230	222	246	197	668	671
Income (loss) from discontinued operations, net of taxes (a)	(3)	3	5	2	(17)	5	(41)
Net income (loss) attributable to Key common shareholders	213	233	227	248	180	673	630

PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.26	$.27	$.26	$.29	$.23	$.79	$.77
Income (loss) from discontinued operations, net of taxes (a)	—	—	.01	—	(.02)	.01	(.05)
Net income (loss) attributable to Key common shareholders (b)	.26	.28	.27	.29	.21	.80	.72
Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$.26	$.27	$.26	$.28	$.23	$.78	$.76
Income (loss) from discontinued operations, net of taxes — assuming dilution (a)	—	—	.01	—	(.02)	.01	(.05)
Net income (loss) attributable to Key common shareholders — assuming dilution (b)	.25	.27	.26	.28	.21	.79	.71
Cash dividends paid	.075	.075	.065	.065	.065	.215	.185
Book value at period end	12.47	12.21	12.12	11.91	11.74	12.47	11.74
Tangible book value at period end	11.17	10.92	10.84	10.65	10.47	11.17	10.47
Market price:
High	15.46	15.70	14.74	14.18	14.62	15.70	14.70
Low	12.65	13.90	12.04	11.55	12.97	12.04	12.25
Close	13.01	15.02	14.16	13.90	13.33	13.01	13.33
Weighted-average common shares outstanding (000)	831,430	839,454	848,580	858,811	867,350	839,758	875,728
Weighted-average common shares and potential common shares outstanding (000) (c)	838,880	846,312	857,122	886,186	874,122	847,371	882,451

AT PERIOD END
Loans	$60,085	$58,264	$57,953	$57,381	$56,155	$60,085	$56,155
Earning assets	83,779	82,964	82,624	82,269	78,310	83,779	78,310
Total assets	95,422	94,606	94,206	93,821	89,784	95,422	89,784
Deposits	71,073	70,669	71,622	71,998	68,456	71,073	68,456
Long-term debt	10,310	10,267	8,713	7,875	7,172	10,310	7,172
Key common shareholders’ equity	10,415	10,300	10,313	10,239	10,195	10,415	10,195
Key shareholders’ equity	10,705	10,590	10,603	10,530	10,486	10,705	10,486

PERFORMANCE RATIOS — FROM CONTINUING OPERATIONS
Return on average total assets	.95%	1.03%	1.03%	1.12%	.92%	1.00%	1.06%
Return on average common equity	8.30	8.96	8.76	9.50	7.68	8.67	8.84
Return on average tangible common equity (d)	9.27	10.01	9.80	10.64	8.55	9.69	9.83
Net interest margin (TE)	2.87	2.88	2.91	2.94	2.96	2.88	2.98
Cash efficiency ratio (d)	66.9	65.1	65.1	64.4	69.7	65.7	66.7

PERFORMANCE RATIOS — FROM CONSOLIDATED OPERATIONS
Return on average total assets	.92%	1.02%	1.03%	1.10%	.81%	.99%	.95%
Return on average common equity	8.19	9.07	8.96	9.58	7.01	8.74	8.30
Return on average tangible common equity (d)	9.14	10.14	10.02	10.72	7.81	9.76	9.23
Net interest margin (TE)	2.84	2.85	2.88	2.93	2.94	2.85	2.94
Loan-to-deposit (e)	89.3	87.3	86.9	84.6	87.4	89.3	87.4

CAPITAL RATIOS AT PERIOD END
Key shareholders’ equity to assets	11.22%	11.19%	11.26%	11.22%	11.68%	11.22%	11.68%
Key common shareholders’ equity to assets	10.91	10.89	10.95	10.91	11.36	10.91	11.36
Tangible common equity to tangible assets (d)	9.90	9.86	9.92	9.88	10.26	9.90	10.26
Common Equity Tier 1 (d)	10.47	10.71	10.64	N/A	N/A	10.47	N/A
Tier 1 common equity (d)	N/A	N/A	N/A	11.17	11.26	N/A	11.26
Tier 1 risk-based capital	10.87	11.11	11.04	11.90	12.01	10.87	12.01
Total risk-based capital	12.47	12.66	12.79	13.89	14.10	12.47	14.10
Leverage	10.68	10.74	10.91	11.26	11.15	10.68	11.15

TRUST AND BROKERAGE ASSETS
Assets under management	$35,158	$38,399	$39,281	$39,157	$39,283	$35,158	$39,283
Nonmanaged and brokerage assets	46,796	48,789	49,508	49,147	48,273	46,796	48,273

OTHER DATA
Average full-time-equivalent employees	13,555	13,455	13,591	13,590	13,905	13,525	13,942
Branches	972	989	992	994	997	972	997

(a)	In April 2009, we decided to wind down the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers. In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. In February 2013, we decided to sell Victory to a private equity fund. As a result of these decisions, we have accounted for these businesses as discontinued operations. For further discussion regarding the income (loss) from discontinued operations, see Note 11 (“Acquisitions and Discontinued Operations”).
(b)	EPS may not foot due to rounding.
(c)	Assumes conversion of common share options and other stock awards and/or convertible preferred stock, as applicable.
(d)	See Figure 7 entitled “GAAP to Non-GAAP Reconciliations,” which presents the computations of certain financial measures related to “tangible common equity,” “Common Equity Tier 1” (compliance date of January 1, 2015, under the Regulatory Capital Rules), “Tier 1 common equity” (prior to January 1, 2015), and “cash efficiency.” The table reconciles the GAAP performance measures to the corresponding non-GAAP measures, which provides a basis for period-to-period comparisons.
(e)	Represents period-end consolidated total loans and loans held for sale (excluding education loans in the securitizations trusts for periods prior to September 30, 2014) divided by period-end consolidated total deposits (excluding deposits in foreign office).

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

Economic overview

The economy slowed again in the third quarter of 2015, with real GDP tracking .9% after a second quarter rebound in real GDP of 3.9% on the heels of strong inventory investment. While confidence remains high, job growth has slowed, substantial wage growth has yet to materialize, and consumer spending remains modest. Additionally, housing market data has underwhelmed, with slow growth in single-family construction and only modest gains in existing home sales and home price appreciation in 2015. Concerns regarding the global economy, particularly slowing in emerging markets and the uncertainty around Chinese growth, as well as prospective Federal Reserve actions and mixed economic data in the U.S. have kept markets in check throughout the third quarter of 2015.

In the third quarter of 2015, weak income growth continued to be a constraint on consumption, although fundamentals appear to be strengthening. Real spending was modest, growing slowly at .4% in July and August. Vehicle sales continued their positive momentum, averaging a seasonally adjusted annual rate of 17.8 million units in the third quarter, up from an average seasonally adjusted annual rate of 17.2 million units during the second quarter. Consumer confidence was high, with the Conference Board measure ending the third quarter of 2015 at 103, up from 99.8 at the end of the second quarter and remaining at levels not seen since before the Great Recession. Inflation remains well below the Federal Reserve target, with the core personal consumption expenditure index up just 1.3% year-over-year as of August 2015.

In the labor market, average monthly job gains decreased to 167,000 during the third quarter of 2015, compared to the average of 231,000 in the second quarter of 2015. Gains were broad, with improvement across industry sectors. The unemployment rate declined, finishing the quarter at 5.1%; however, this decrease was driven in part by post-recession low labor force participation as 350,000 workers exited the labor force in September. In addition, wage growth has yet to accelerate, with average hourly earnings ending the quarter flat month-over-month after rising .4% in August and .2% in July.

The housing market was fairly sluggish in the third quarter of 2015, with different results between indicators on a month-to-month basis. Existing home sales increased, ending the third quarter of 2015 at 5.6 million units, or 1.3% quarter-over-quarter, and reversing a 5% month-over-month drop in August sales. New home sales ended the third quarter of 2015 flat from the second quarter as September sales dropped 11.5% from August. Additionally, housing starts were flat over the quarter, totaling a seasonally adjusted annual rate of 1.21 million in September 2015, as multi-family starts contracted 11.1% over the quarter. Permits ended the third quarter 17.5% lower, primarily due to a significant decline in multi-family dwelling permits of 37.1% over the quarter. Home price appreciation modestly increased, up 6.9% year-over-year in August 2015.

The Federal Reserve remained accommodative in the third quarter of 2015, continuing to reinvest principal payments to ease financial conditions. Forward guidance is unclear as to when the Federal Open Market Committee will raise the federal funds target rate, as economic data and inflation measures remain weaker than their established targets, and global growth is slowing, particularly in emerging economies. Weaker economic data, geopolitical tensions, and cautious forward guidance have held rates in check. The yield on the 10-year U.S. Treasury declined 37 basis points during the third quarter of 2015 and finished the quarter at 2.06% as volatility in U.S. and global equity markets put downward pressure on yields.

Long-term financial goals

Our long-term financial goals are as follows:

•	Improve balance sheet efficiency by targeting a loan-to-deposit ratio range of 90% to 100%;

•	Maintain a moderate risk profile by targeting a net loan charge-offs to average loans ratio and provision for credit losses to average loans ratio in the range of .40% to .60%;

•	Grow high quality and diverse revenue streams by targeting a net interest margin in excess of 3.50%, and a ratio of noninterest income to total revenue of greater than 40%;

•	Generate positive operating leverage and target a cash efficiency ratio of less than 60%; and

•	Maintain disciplined capital management and target a return on average assets in the range of 1.00% to 1.25%.

Figure 2 shows the evaluation of our long-term financial goals for the three and nine months ended September 30, 2015.

Figure 2. Evaluation of Our Long-Term Financial Goals

KEY Business Model	Key Metrics (a)	3Q15	YTD 2015	Targets
Balance sheet efficiency	Loan-to-deposit ratio (b)	89%	89%	90 - 100%

Moderate risk profile	Net loan charge-offs to average loans	.27%	.24%	.40 - .60%
	Provision for credit losses to average loans	.30%	.28%

High quality, diverse revenue streams	Net interest margin	2.87%	2.88%	> 3.50%
	Noninterest income to total revenue	44%	44%	> 40%

Positive operating leverage	Cash efficiency ratio (c)	66.9%	65.7%	< 60%

Disciplined capital management	Return on average assets	.95%	1.00%	1.00 - 1.25%

(a)	Calculated from continuing operations, unless otherwise noted.
(b)	Represents period-end consolidated total loans and loans held for sale divided by period-end consolidated total deposits (excluding deposits in foreign office).
(c)	Excludes intangible asset amortization; non-GAAP measure: see Figure 7 for reconciliation.

Strategic developments

We initiated the following actions during the first nine months of 2015 to support our corporate strategy described in the “Introduction” section under the “Corporate strategy” heading on page 36 of our 2014 Form 10-K.

•	We continue to focus on growing our businesses and remain committed to improving productivity and efficiency. During the first nine months of 2015, we generated positive operating leverage, with revenue up 4.1% from 2014. Net interest income benefited from solid loan growth, driven by a 12% increase in average commercial, financial and agricultural loans. Noninterest income benefited from increases in several of our core fee-based businesses: investment banking and debt placement fees, which had record high fees in the second quarter of 2015 due to stronger financial advisory fees and loan syndications, trust and investment services income, corporate services income, and cards and payments income. Although noninterest expense increased from prior year, this increase was primarily due to higher performance-based compensation and the third quarter 2014 acquisition of Pacific Crest Securities.

•	Our strong risk management practices and a more favorable credit environment resulted in another quarter of solid credit quality trends. For the nine months ended September 30, 2015, net loan charge-offs were .24% of average loans and the provision for credit losses was .28% of average loans, both well below our targeted range.

•	Capital management remains a priority for the remainder of 2015. On March 11, 2015, the Federal Reserve announced that it did not object to our 2015 capital plan submitted as part of the annual CCAR process. The 2015 capital plan includes a common share repurchase program of up to $725 million, including repurchases to offset issuances of common shares under our employee compensation plans. Common share repurchases under the 2015 capital plan began in the second quarter of 2015. During the second and third quarters of 2015, we completed $252 million of common share repurchases under this authorization.

•	Our 2015 capital plan also proposed a 15% increase in our quarterly common share dividend to $.075 per share, which was approved by our Board in May 2015. Consistent with our 2015 capital plan, we made a dividend payment of $.075 per common share for each of the second and third quarters of 2015. An additional potential increase in our quarterly common share dividend, up to $.085 per share, will be considered by the Board in 2016 for the fifth quarter of the 2015 capital plan. We anticipate these actions will lead to an estimated payout ratio that is among the highest in our peer group for the third consecutive year.

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

Figure 3 shows the geographic diversity of Key Community Bank’s average deposits, commercial loans, and home equity loans.

Figure 3. Key Community Bank Geographic Diversity

	Geographic Region
Three months ended September 30, 2015 dollars in millions	Pacific	Rocky Mountains	Indiana	West Ohio/ Michigan	East Ohio	Western New York	Eastern New York	New England	NonRegion (a)	Total
Average deposits	$12,007	$5,335	$2,370	$4,540	$9,485	$4,871	$7,747	$2,886	$1,993	$51,234
Percent of total	23.5%	10.4%	4.6%	8.9%	18.5%	9.5%	15.1%	5.6%	3.9%	100.0%
Average commercial loans	$3,600	$1,745	$864	$1,164	$2,385	$615	$1,853	$847	$3,140	$16,213
Percent of total	22.2%	10.8%	5.3%	7.2%	14.7%	3.8%	11.4%	5.2%	19.4%	100.0%
Average home equity loans	$3,265	$1,562	$500	$834	$1,266	$837	$1,277	$662	$78	$10,281
Percent of total	31.8%	15.2%	4.9%	8.1%	12.3%	8.1%	12.4%	6.4%	.8%	100.0%

(a)	Represents average deposits, commercial loan products, and home equity loan products centrally managed outside of our eight Key Community Bank regions.

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

New minimum capital and leverage ratio requirements

Under the Regulatory Capital Rules, “standardized approach” banking organizations, like Key, are required to meet the minimum capital and leverage ratios set forth in Figure 4 below. At September 30, 2015, Key had an estimated Common Equity Tier 1 Capital Ratio of 10.37% under the fully phased-in Regulatory Capital Rules. Also at September 30, 2015, based on the fully phased-in Regulatory Capital Rules, Key estimates that its capital and leverage ratios, after adjustment for market risk, would be as set forth in Figure 4.

Figure 4. Estimated Ratios vs. Minimum Capital Ratios Calculated Under the Fully Phased-In Regulatory Capital Rules

Ratios (including Capital conservation buffer)	Key September 30, 2015 Estimated	Minimum January 1, 2015	Phase-in Period	Minimum January 1, 2019
Common Equity Tier 1 (a)	10.4%	4.5%	None	4.5%
Capital conservation buffer (b)	—	—	1/1/16 - 1/1/19	2.5
Common Equity Tier 1 + Capital conservation buffer	—	4.5	1/1/16 - 1/1/19	7.0
Tier 1 Capital	10.7	6.0	None	6.0
Tier 1 Capital + Capital conservation buffer	—	6.0	1/1/16 - 1/1/19	8.5
Total Capital	12.4	8.0	None	8.0
Total Capital + Capital conservation buffer	—	8.0	1/1/16 - 1/1/19	10.5
Leverage (c)	10.5	4.0	None	4.0

(a)	See Figure 7 entitled “GAAP to Non-GAAP Reconciliations,” which presents the computation for estimated Common Equity Tier 1. The table reconciles the GAAP performance measure to the corresponding non-GAAP measure, which provides a basis for period-to-period comparisons.
(b)	Capital conservation buffer must consist of Common Equity Tier 1 capital. As a standardized approach banking organization, KeyCorp is not subject to the countercyclical capital buffer of up to 2.5% imposed upon an advanced approaches banking organization under the Regulatory Capital Rules.
(c)	As a standardized approach banking organization, KeyCorp is not subject to the 3% supplemental leverage ratio requirement, which becomes effective January 1, 2018.

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

As of September 30, 2015, KeyBank meets all “well capitalized” capital adequacy requirements under the Regulatory Capital Rules.

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

As a Modified LCR bank holding company under the Liquidity Coverage Rules, Key will be required to maintain high-quality liquid assets of at least 100% of its total net cash outflow amount determined by prescribed assumptions in a standardized hypothetical stress scenario over a 30-calendar day period. Implementation for Modified LCR banking organizations, like Key, will begin on January 1, 2016, with a minimum requirement of 90% coverage, reaching 100% coverage by January 1, 2017. For the third quarter of 2015, our estimated Modified LCR was above 100%. In the future, we may change the composition of our investment portfolio, increase the size of the overall investment portfolio, and modify product offerings to enhance or optimize our liquidity position.

KeyBank will not be subject to the LCR or the Modified LCR under the Liquidity Coverage Rules unless the OCC affirmatively determines that application of the LCR or the Modified LCR to KeyBank is appropriate in light of its asset size, level of complexity, risk profile, scope of operations, affiliation with foreign or domestic covered entities, or risk to the financial system.

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

Highlights of Our Performance

Financial performance

For the third quarter of 2015, we announced net income from continuing operations attributable to Key common shareholders of $216 million, or $.26 per common share. Our third quarter of 2015 results compare to net income from continuing operations attributable to Key common shareholders of $197 million, or $.23 per common share, for the third quarter of 2014.

Our taxable-equivalent net interest income was $598 million for the third quarter of 2015, and the net interest margin was 2.87%. These results compare to taxable-equivalent net interest income of $581 million and a net interest margin of 2.96% for the third quarter of 2014. The increase in net interest income reflects higher earning asset balances moderated by lower earning asset yields, which also drove the decline in the net interest margin. For the full year of 2015, without the benefit of higher rates, we expect low-single-digit growth in net interest income compared to the prior year. We expect the net interest margin to be relatively stable with the third quarter of 2015, reflecting continued elevated levels of liquidity.

Our noninterest income was $470 million for the third quarter of 2015, compared to $417 million for the year-ago quarter. The increase from the prior year was primarily attributable to strength in our core fee-based businesses, which included a full-quarter impact of the September 2014 acquisition of Pacific Crest Securities. The third quarter of 2015 included $21 million of higher investment banking and debt placement fees, $15 million of increased corporate services income, and $9 million of higher trust and investment services income. Additionally, cards and payments income increased $5 million due to higher revenue from credit card and merchant fees. For the full year of 2015, we expect mid-single-digit growth in our noninterest income compared to the prior year.

Our noninterest expense was $724 million for the third quarter of 2015, compared to $706 million in the third quarter of last year. Personnel costs increased $21 million year-over-year primarily due to increased performance-based compensation related to a strong capital markets business performance, along with a full-quarter impact of the September 2014 acquisition of Pacific Crest Securities. Nonpersonnel expense remained relatively stable as lower occupancy costs offset an increase in business services and professional fees. For the full year of 2015, we expect noninterest expense to be relatively stable with 2014.

Average loans were $59.3 billion for the third quarter of 2015, an increase of $3.5 billion compared to the third quarter of 2014. The loan growth occurred primarily in the commercial, financial and agricultural portfolio, which increased $3.9 billion and was broad-based across our commercial lines of business. Consumer loans declined $214 million as a result of the run-off in our consumer exit portfolios. Our core consumer loan portfolio remained relatively stable to the year-ago quarter. For the full year of 2015, we anticipate average loan growth in the mid-single-digit range, benefiting from the strength in our commercial business.

Average deposits, excluding deposits in foreign office, totaled $70 billion for the third quarter of 2015, an increase of $2.2 billion compared to the year-ago quarter. NOW and money market deposit accounts increased by $2.3 billion, and noninterest-bearing deposits increased by $966 million, reflecting continued growth in the commercial mortgage servicing business and inflows from commercial and consumer clients. These increases were partially offset by a decline in certificates of deposit.

Our provision for credit losses was $45 million for the third quarter of 2015, compared to $19 million for the year-ago quarter. Our ALLL was $790 million, or 1.31% of total period-end loans at September 30, 2015, compared to 1.43% at September 30, 2014. We expect our provision for credit losses to approximate the level of net loan charge-offs for the remainder of the year.

Net loan charge-offs for the third quarter of 2015 totaled $41 million, or .27% of average total loans, compared to .22% for the same period last year. We expect net loan charge-offs to average total loans to continue to be below our targeted range of .40% to .60% for the remainder of the year.

At September 30, 2015, our nonperforming loans totaled $400 million and represented .67% of period-end portfolio loans, compared to .71% at September 30, 2014. Nonperforming assets at September 30, 2015, totaled $417 million and represented .69% of period-end portfolio loans and OREO and other nonperforming assets, compared to .74% at September 30, 2014.

Our capital ratios remain strong. Our tangible common equity and Tier 1 risk-based capital ratios at September 30, 2015, are 9.90% and 10.87%, respectively, compared to 10.26% and 12.01%, respectively, at September 30, 2014. In addition, our Common Equity Tier 1 ratio is 10.47% at September 30, 2015. We continue to return capital to our shareholders by repurchasing common shares and through our quarterly common share dividend. In the third quarter of 2015, we repurchased $123 million of common shares and paid a cash dividend of $.075 per common share under our 2015 capital plan authorization.

Figure 6 shows our continuing and discontinued operating results for the current, past, and year-ago quarters and the current and year-ago periods-to-date. Our financial performance for each of the past five quarters is summarized in Figure 1.

Figure 6. Results of Operations

	Three months ended			Nine months ended
in millions, except per share amounts	9-30-15	6-30-15	9-30-14	9-30-15	9-30-14
Summary of operations
Income (loss) from continuing operations attributable to Key	$222	$235	$203	$685	$688
Income (loss) from discontinued operations, net of taxes (a)	(3)	3	(17)	5	(41)

Net income (loss) attributable to Key	$219	$238	$186	$690	$647

Income (loss) from continuing operations attributable to Key	$222	$235	$203	$685	$688
Less: Dividends on Series A Preferred Stock	6	5	6	17	17

Income (loss) from continuing operations attributable to Key common shareholders	216	230	197	668	671
Income (loss) from discontinued operations, net of taxes (a)	(3)	3	(17)	5	(41)

Net income (loss) attributable to Key common shareholders	$213	$233	$180	$673	$630

Per common share — assuming dilution
Income (loss) from continuing operations attributable to Key common shareholders	$.26	$.27	$.23	$.78	$.76
Income (loss) from discontinued operations, net of taxes (a)	—	—	(.02)	.01	(.05)

Net income (loss) attributable to Key common shareholders (b)	$.25	$.27	$.21	$.79	$.71

(a)	In April 2009, we decided to wind down the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers. In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. In February 2013, we decided to sell Victory to a private equity fund. As a result of these decisions, we have accounted for these businesses as discontinued operations. For further discussion regarding the income (loss) from discontinued operations, see Note 11 (“Acquisitions and Discontinued Operations”).
(b)	EPS may not foot due to rounding.

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

Figure 7. GAAP to Non-GAAP Reconciliations

	Three months ended
dollars in millions	9-30-15	6-30-15	3-31-15	12-31-14	9-30-14
Tangible common equity to tangible assets at period end
Key shareholders’ equity (GAAP)	$10,705	$10,590	$10,603	$10,530	$10,486
Less: Intangible assets (a)	1,084	1,085	1,088	1,090	1,105
Series A Preferred Stock (b)	281	281	281	282	282

Tangible common equity (non-GAAP)	$9,340	$9,224	$9,234	$9,158	$9,099

Total assets (GAAP)	$95,422	$94,606	$94,206	$93,821	$89,784
Less: Intangible assets (a)	1,084	1,085	1,088	1,090	1,105

Tangible assets (non-GAAP)	$94,338	$93,521	$93,118	$92,731	$88,679

Tangible common equity to tangible assets ratio (non-GAAP)	9.90%	9.86%	9.92%	9.88%	10.26%
Common Equity Tier 1 at period end
Key shareholders’ equity (GAAP)	$10,705	$10,590	$10,603	—	—
Less: Series A Preferred Stock (b)	281	281	281	—	—

Common Equity Tier 1 capital before adjustments and deductions	10,424	10,309	10,322	—	—
Less: Goodwill, net of deferred taxes	1,036	1,034	1,036	—	—
Intangible assets, net of deferred taxes	29	33	36	—	—
Deferred tax assets	1	1	1	—	—
Net unrealized gains (losses) on available-for-sale securities, net of deferred taxes	54	—	52	—	—
Accumulated gains (losses) on cash flow hedges, net of deferred taxes	21	(20)	(8)	—	—
Amounts in AOCI attributed to pension and postretirement benefit costs, net of deferred taxes	(385)	(361)	(364)	—	—

Total Common Equity Tier 1 capital	$9,668	$9,622	$9,569	—	—

Net risk-weighted assets (regulatory)	$92,307	$89,851	$89,967	—	—
Common Equity Tier 1 ratio (non-GAAP)	10.47%	10.71%	10.64%	—	—
Tier 1 common equity at period end
Key shareholders’ equity (GAAP)	—	—	—	$10,530	$10,486
Qualifying capital securities	—	—	—	339	340
Less: Goodwill	—	—	—	1,057	1,051
Accumulated other comprehensive income (loss) (c)	—	—	—	(395)	(366)
Other assets (d)	—	—	—	83	110

Total Tier 1 capital (regulatory)	—	—	—	10,124	10,031
Less: Qualifying capital securities	—	—	—	339	340
Series A Preferred Stock (b)	—	—	—	282	282

Total Tier 1 common equity (non-GAAP)	—	—	—	$9,503	$9,409

Net risk-weighted assets (regulatory)	—	—	—	$85,100	$83,547
Tier 1 common equity ratio (non-GAAP)	—	—	—	11.17%	11.26%
Pre-provision net revenue
Net interest income (GAAP)	$591	$584	$571	$582	$575
Plus: Taxable-equivalent adjustment	7	7	6	6	6
Noninterest income (GAAP)	470	488	437	490	417
Less: Noninterest expense (GAAP)	724	711	669	704	706

Pre-provision net revenue from continuing operations (non-GAAP)	$344	$368	$345	$374	$292

Average tangible common equity
Average Key shareholders’ equity (GAAP)	$10,614	$10,590	$10,570	$10,562	$10,473
Less: Intangible assets (average) (e)	1,083	1,086	1,089	1,096	1,037
Series A Preferred Stock (average)	290	290	290	291	291

Average tangible common equity (non-GAAP)	$9,241	$9,214	$9,191	$9,175	$9,145

Return on average tangible common equity from continuing operations
Net income (loss) from continuing operations attributable to Key common shareholders (GAAP)	$216	$230	$222	$246	$197
Average tangible common equity (non-GAAP)	9,241	9,214	9,191	9,175	9,145
Return on average tangible common equity from continuing operations (non-GAAP)	9.27%	10.01%	9.80%	10.64%	8.55%
Return on average tangible common equity consolidated
Net income (loss) attributable to Key common shareholders (GAAP)	$213	$233	$227	$248	$180
Average tangible common equity (non-GAAP)	9,241	9,214	9,191	9,175	9,145
Return on average tangible common equity consolidated (non-GAAP)	9.14%	10.14%	10.02%	10.72%	7.81%
Cash efficiency ratio
Noninterest expense (GAAP)	$724	$711	$669	$704	$706
Less: Intangible asset amortization (GAAP)	9	9	9	10	10

Adjusted noninterest expense (non-GAAP)	$715	$702	$660	$694	$696

Net interest income (GAAP)	$591	$584	$571	$582	$575
Plus: Taxable-equivalent adjustment	7	7	6	6	6
Noninterest income (GAAP)	470	488	437	490	417

Total taxable-equivalent revenue (non-GAAP)	$1,068	$1,079	$1,014	$1,078	$998

Cash efficiency ratio (non-GAAP)	66.9%	65.1%	65.1%	64.4%	69.7%

(a)	For the three months ended September 30, 2015, June 30, 2015, March 31, 2015, December 31, 2014, and September 30, 2014, intangible assets exclude $50 million, $55 million, $61 million, $68 million, and $72 million, respectively, of period-end purchased credit card receivables.
(b)	Net of capital surplus.
(c)	Includes net unrealized gains or losses on securities available for sale (except for net unrealized losses on marketable equity securities), net gains or losses on cash flow hedges, and amounts resulting from the application of the applicable accounting guidance for defined benefit and other postretirement plans.
(d)	Other assets deducted from Tier 1 capital and net risk-weighted assets consist of disallowed intangible assets (excluding goodwill) and deductible portions of nonfinancial equity investments. There were no disallowed deferred tax assets at any quarter-end during 2014.

Figure 7. GAAP to Non-GAAP Reconciliations, continued

Three months ended
dollars in millions	9-30-15
Common Equity Tier 1 under the Regulatory Capital Rules (estimates)
Common Equity Tier 1 under current Regulatory Capital Rules	$9,668
Adjustments from current Regulatory Capital Rules to the fully phased-in Regulatory Capital Rules:
Deferred tax assets and other intangible assets (f)	(46)

Common Equity Tier 1 anticipated under the fully phased-in Regulatory Capital Rules (g)	$9,622

Net risk-weighted assets under current Regulatory Capital Rules	$92,307
Adjustments from current Regulatory Capital Rules to the fully phased-in Regulatory Capital Rules:
Mortgage servicing assets (h)	479
All other assets (i)	1

Total risk-weighted assets anticipated under the fully phased-in Regulatory Capital Rules (g)	$92,787

Common Equity Tier 1 ratio under the fully phased-in Regulatory Capital Rules (g)	10.37%

	Nine months ended
dollars in millions	9-30-15	9-30-14
Pre-provision net revenue
Net interest income (GAAP)	$1,746	$1,711
Plus: Taxable-equivalent adjustment	20	18
Noninterest income (GAAP)	1,395	1,307
Less: Noninterest expense (GAAP)	2,104	2,057

Pre-provision net revenue from continuing operations (non-GAAP)	$1,057	$979

Average tangible common equity
Average Key shareholders’ equity (GAAP)	$10,591	$10,435
Less: Intangible assets (average) (j)	1,086	1,020
Preferred Stock, Series A (average)	290	291

Average tangible common equity (non-GAAP)	$9,215	$9,124

Return on average tangible common equity from continuing operations
Net income (loss) from continuing operations attributable to Key common shareholders (GAAP)	$668	$671
Average tangible common equity (non-GAAP)	9,215	9,124
Return on average tangible common equity from continuing operations (non-GAAP)	9.69%	9.83%
Return on average tangible common equity consolidated
Net income (loss) attributable to Key common shareholders (GAAP)	$673	$630
Average tangible common equity (non-GAAP)	9,215	9,124
Return on average tangible common equity consolidated (non-GAAP)	9.76%	9.23%
Cash efficiency ratio
Noninterest expense (GAAP)	$2,104	$2,057
Less: Intangible asset amortization (GAAP)	27	29

Adjusted noninterest expense (non-GAAP)	$2,077	$2,028

Net interest income (GAAP)	$1,746	$1,711
Plus: Taxable-equivalent adjustment	20	18
Noninterest income (GAAP)	1,395	1,307

Total taxable-equivalent revenue (non-GAAP)	$3,161	$3,036

Cash efficiency ratio (non-GAAP)	65.7%	66.8%

(e)	For the three months ended September 30, 2015, June 30, 2015, March 31, 2015, December 31, 2014, and September 30, 2014, average intangible assets exclude $52 million, $58 million, $64 million, $69 million, and $76 million, respectively, of average purchased credit card receivables.
(f)	Includes the deferred tax assets subject to future taxable income for realization, primarily tax credit carryforwards, as well as the deductible portion of purchased credit card receivables.
(g)	The anticipated amount of regulatory capital and risk-weighted assets is based upon the federal banking agencies’ Regulatory Capital Rules (as fully phased-in on January 1, 2019); Key is subject to the Regulatory Capital Rules under the “standardized approach.”
(h)	Item is included in the 10%/15% exceptions bucket calculation and is risk-weighted at 250%.
(i)	Includes the phase-in of deferred tax assets arising from temporary differences at 250% risk-weight. Additionally, under the fully implemented rule, certain deferred tax assets and intangible assets subject to the transition provision are no longer required to be risk-weighted because they are deducted directly from capital.
(j)	For the nine months ended September 30, 2015, and September 30, 2014, average intangible assets exclude $58 million and $82 million, respectively, of average ending purchased credit card receivables.

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

Taxable-equivalent net interest income was $598 million for the third quarter of 2015, and the net interest margin was 2.87%. These results compare to taxable-equivalent net interest income of $581 million and a net interest margin of 2.96% for the third quarter of 2014. The increase in net interest income reflects higher earning asset balances moderated by lower earning asset yields, which also drove the decline in the net interest margin.

For the nine months ended September 30, 2015, taxable-equivalent net interest income increased $37 million and the net interest margin declined by 10 basis points compared to the same period one year ago. The increase in net interest income was primarily attributable to earning asset growth while the decline in the net interest margin was the result of lower earning asset yields.

Average loans were $59.3 billion for the third quarter of 2015, an increase of $3.5 billion compared to the third quarter of 2014. The loan growth occurred primarily in the commercial, financial and agricultural portfolio, which increased $3.9 billion and was broad-based across our commercial lines of business. Consumer loans declined $214 million as a result of the run-off in our consumer exit portfolios. Our core consumer loan portfolio remained relatively stable to the year-ago quarter.

Our average securities available for sale portfolio increased $2.3 billion from the third quarter of 2014 due to higher levels of liquidity, driven by deposit growth and long-term debt issuances. These actions benefited KeyBank’s liquidity coverage ratio and credit ratings profile.

Average deposits, excluding deposits in foreign office, totaled $70 billion for the third quarter of 2015, an increase of $2.2 billion compared to the year-ago quarter. NOW and money market deposit accounts increased by $2.3 billion, and noninterest-bearing deposits increased by $966 million, reflecting continued growth in the commercial mortgage servicing business and inflows from commercial and consumer clients. These increases were partially offset by a decline in certificates of deposit.

Figure 8. Consolidated Average Balance Sheets, Net Interest Income and Yields/Rates From Continuing Operations

	Third Quarter 2015			Second Quarter 2015
	Average		Yield/	Average		Yield/
dollars in millions	Balance	Interest (a)	Rate (a)	Balance	Interest (a)	Rate (a)
ASSETS
Loans (b), (c)
Commercial, financial and agricultural (d)	$30,374	$244	3.19%	$29,017	$233	3.23%
Real estate — commercial mortgage	7,988	73	3.65	7,981	74	3.70
Real estate — construction	1,164	11	3.78	1,199	11	3.60
Commercial lease financing	3,946	35	3.57	3,981	36	3.58

Total commercial loans	43,472	363	3.32	42,178	354	3.36
Real estate — residential mortgage	2,258	24	4.19	2,237	23	4.22
Home equity:
Key Community Bank	10,281	101	3.88	10,266	99	3.89
Other	229	4	7.87	244	5	7.86

Total home equity loans	10,510	105	3.96	10,510	104	3.98
Consumer other — Key Community Bank	1,597	26	6.51	1,571	26	6.52
Credit cards	759	21	10.74	737	19	10.57
Consumer other:
Marine	645	10	6.38	702	11	6.30
Other	40	1	8.00	43	1	7.77

Total consumer other	685	11	6.47	745	12	6.38

Total consumer loans	15,809	187	4.69	15,800	184	4.69

Total loans	59,281	550	3.69	57,978	538	3.72
Loans held for sale	939	10	3.96	1,263	12	3.91
Securities available for sale (b), (e)	14,247	74	2.11	13,360	73	2.17
Held-to-maturity securities (b)	4,923	24	1.95	4,965	24	1.91
Trading account assets	699	5	2.50	805	5	2.55
Short-term investments	2,257	1	.26	3,228	2	.26
Other investments (e)	696	4	2.52	713	5	2.48

Total earning assets	83,042	668	3.21	82,312	659	3.21
Allowance for loan and lease losses	(790)			(793)
Accrued income and other assets	10,399			10,140
Discontinued assets	2,118			2,194

Total assets	$94,769			$93,853

LIABILITIES
NOW and money market deposit accounts	$36,289	15	.16	$36,122	14	.16
Savings deposits	2,371	—	.02	2,393	—	.02
Certificates of deposit ($100,000 or more) (f)	1,985	6	1.27	2,010	6	1.25
Other time deposits	3,064	6	.70	3,136	5	.70
Deposits in foreign office	492	—	.23	583	1	.23

Total interest-bearing deposits	44,201	27	.24	44,244	26	.24
Federal funds purchased and securities sold under repurchase agreements	859	—	.08	557	—	.02
Bank notes and other short-term borrowings	567	2	1.51	657	2	1.39
Long-term debt (f), (g)	7,895	41	2.19	6,968	40	2.30

Total interest-bearing liabilities	53,522	70	.53	52,426	68	.52
Noninterest-bearing deposits	26,268			26,594
Accrued expense and other liabilities	2,236			2,039
Discontinued liabilities(g)	2,118			2,194

Total liabilities	84,144			83,253
EQUITY
Key shareholders’ equity	10,614			10,590
Noncontrolling interests	11			10

Total equity	10,625			10,600

Total liabilities and equity	$94,769			$93,853

Interest rate spread (TE)			2.68%			2.69%

Net interest income (TE) and net interest margin (TE)		598	2.87%		591	2.88%

TE adjustment (b)		7			7

Net interest income, GAAP basis		$591			$584

(a)	Results are from continuing operations. Interest excludes the interest associated with the liabilities referred to in (g) below, calculated using a matched funds transfer pricing methodology.
(b)	Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.
(c)	For purposes of these computations, nonaccrual loans are included in average loan balances.
(d)	Commercial, financial and agricultural average balances include $88 million, $88 million, $87 million, $90 million, and $92 million of assets from commercial credit cards for the three months ended September 30, 2015, June 30, 2015, March 31, 2015, December 31, 2014, and September 30, 2014, respectively.

Figure 8. Consolidated Average Balance Sheets, Net Interest Income and Yields/Rates From Continuing Operations

First Quarter 2015			Fourth Quarter 2014			Third Quarter 2014
Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)

$28,321	$223	3.18%	$27,188	$223	3.24%	$26,456	$218	3.28%
8,095	73	3.67	8,161	77	3.73	8,142	78	3.79
1,139	11	3.90	1,077	10	3.90	1,030	10	3.78
4,070	36	3.57	4,119	38	3.67	4,145	38	3.66

41,625	343	3.33	40,545	348	3.40	39,773	344	3.44
2,229	24	4.26	2,223	24	4.28	2,204	24	4.35
10,316	99	3.89	10,365	103	3.91	10,368	102	3.91
260	5	7.82	274	5	7.84	290	6	7.80

10,576	104	3.99	10,639	108	4.01	10,658	108	4.01
1,546	25	6.66	1,552	27	6.78	1,534	26	6.87
732	20	11.01	728	20	11.02	716	20	11.12

755	12	6.35	802	13	6.29	856	13	6.23
49	1	7.32	52	—	7.52	55	2	7.63

804	13	6.41	854	13	6.36	911	15	6.32

15,887	186	4.74	15,996	192	4.76	16,023	193	4.78

57,512	529	3.72	56,541	540	3.79	55,796	537	3.82
795	7	3.33	871	8	3.72	502	4	3.87
13,087	70	2.17	12,153	67	2.20	11,939	67	2.25
4,947	24	1.93	4,947	23	1.91	5,108	25	1.90
717	5	2.80	868	6	2.84	893	6	2.68
2,399	2	.27	3,520	2	.27	3,048	2	.19
742	5	2.79	792	6	2.77	847	4	2.12

80,199	642	3.23	79,692	652	3.27	78,133	645	3.30
(793)			(798)			(809)
10,223			9,868			9,799
2,271			2,359			4,138

$91,900			$91,121			$91,261

$34,952	13	.15	$34,811	13	.14	$33,969	12	.14
2,385	—	.02	2,388	—	.02	2,428	1	.02
2,017	7	1.30	2,277	7	1.25	2,629	8	1.23
3,217	6	.72	3,306	6	.76	3,413	7	.83
529	—	.22	543	—	.24	595	—	.23

43,100	26	.24	43,325	26	.24	43,034	28	.26

720	—	.03	621	—	.02	1,176	1	.19
506	2	1.56	772	3	1.17	484	2	1.79
6,126	37	2.52	5,135	35	2.80	4,868	33	2.88

50,452	65	.52	49,853	64	.51	49,562	64	.52
26,269			26,342			25,302
2,327			1,989			1,768
2,271			2,359			4,138

81,319			80,543			80,770

10,570			10,562			10,473
11			16			18

10,581			10,578			10,491

$91,900			$91,121			$91,261

		2.71%			2.76%			2.78%

	577	2.91%		588	2.94%		581	2.96%

	6			6			6

	$571			$582			$575

(e)	Yield is calculated on the basis of amortized cost.
(f)	Rate calculation excludes basis adjustments related to fair value hedges.
(g)	A portion of long-term debt and the related interest expense is allocated to discontinued liabilities as a result of applying our matched funds transfer pricing methodology to discontinued operations.

Figure 9 shows how the changes in yields or rates and average balances from the prior year period affected net interest income. The section entitled “Financial Condition” contains additional discussion about changes in earning assets and funding sources.

Figure 9. Components of Net Interest Income Changes from Continuing Operations

	From three months ended September 30, 2014 to three months ended September 30, 2015			From nine months ended September 30, 2014 to nine months ended September 30, 2015
in millions	Average Volume	Yield/ Rate	Net Change (a)	Average Volume	Yield/ Rate	Net Change (a)
INTEREST INCOME
Loans	$33	$(20)	$13	$81	$(58)	$23
Loans held for sale	4	2	6	15	1	16
Securities available for sale	12	(5)	7	22	(15)	7
Held-to-maturity securities	(1)	—	(1)	—	2	2
Trading account assets	(1)	—	(1)	(4)	—	(4)
Short-term investments	—	(1)	(1)	—	1	1
Other investments	(1)	1	—	(3)	1	(2)

Total interest income (TE)	46	(23)	23	111	(68)	43
INTEREST EXPENSE
NOW and money market deposit accounts	1	2	3	2	5	7
Savings deposits	—	(1)	(1)	—	(1)	(1)
Certificates of deposit ($100,000 or more)	(2)	—	(2)	(7)	(2)	(9)
Other time deposits	(1)	—	(1)	(3)	(6)	(9)

Total interest-bearing deposits	(2)	1	(1)	(8)	(4)	(12)
Federal funds purchased and securities sold under repurchase agreements	—	(1)	(1)	(1)	(1)	(2)
Long-term debt	17	(9)	8	32	(12)	20

Total interest expense	15	(9)	6	23	(17)	6

Net interest income (TE)	$31	$(14)	$17	$88	$(51)	$37

(a)	The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.

Noninterest income

As shown in Figure 10, noninterest income was $470 million for the third quarter of 2015, compared to $417 million for the year-ago quarter, an increase of $53 million, or 12.7%. The increase from the prior year was primarily attributable to strength in our core fee-based businesses, which included a full-quarter impact of the September 2014 acquisition of Pacific Crest Securities. The third quarter of 2015 included $21 million of higher investment banking and debt placement fees, $15 million of increased corporate services income, and $9 million of higher trust and investment services income. Additionally, cards and payments income increased $5 million due to higher revenue from credit card and merchant fees.

For the nine months ended September 30, 2015, noninterest income increased $88 million, or 6.7%, from the same period one year ago. The increase was primarily attributable to strength in our core fee-based businesses: higher investment banking and debt placement fees of $47 million, trust and investment services income of $37 million, corporate services income of $18 million, and card and payments income of $13 million. These increases were partially offset by a decrease of $23 million in operating lease income and other leasing gains.

Figure 10. Noninterest Income

	Three months ended September 30,		Change		Nine months ended September 30,		Change
dollars in millions	2015	2014	Amount	Percent	2015	2014	Amount	Percent

Trust and investment services income	$108	$99	$9	9.1%	$328	$291	$37	12.7%
Investment banking and debt placement fees	109	88	21	23.9	318	271	47	17.3
Service charges on deposit accounts	68	68	—	—	192	197	(5)	(2.5)
Operating lease income and other leasing gains	15	17	(2)	(11.8)	58	81	(23)	(28.4)
Corporate services income	57	42	15	35.7	143	125	18	14.4
Cards and payments income	47	42	5	11.9	136	123	13	10.6
Corporate-owned life insurance income	30	26	4	15.4	91	80	11	13.8
Consumer mortgage income	3	3	—	—	10	7	3	42.9
Mortgage servicing fees	11	9	2	22.2	33	35	(2)	(5.7)
Net gains (losses) from principal investing	11	9	2	22.2	51	60	(9)	(15.0)
Other income (a)	11	14	(3)	(21.4)	35	37	(2)	(5.4)

Total noninterest income	$470	$417	$53	12.7%	$1,395	$1,307	$88	6.7%

(a)	Included in this line item is our “Dealer trading and derivatives income (loss).” Additional detail is provided in Figure 11.

Figure 11. Dealer Trading and Derivatives Income (Loss)

	Three months ended September 30,		Change		Nine months ended September 30,		Change
dollars in millions	2015	2014	Amount	Percent	2015	2014	Amount	Percent
Dealer trading and derivatives income (loss), proprietary (a), (b)	$(4)	$(5)	$1	N/M	$(9)	$(13)	$4	N/M
Dealer trading and derivatives income (loss), nonproprietary (b)	11	(3)	14	N/M	16	3	13	433.3%

Total dealer trading and derivatives income (loss)	$7	$(8)	$15	N/M	$7	$(10)	$17	N/M

(a)	For the quarter ended September 30, 2015, income of $1 million related to foreign exchange and commodity derivative trading was offset by losses related to fixed income, equity securities trading, interest rate, and credit portfolio management activities. For the quarter ended September 30, 2014, income of $1 million related to foreign exchange, interest rate and commodity derivative trading was offset by losses related to equity securities trading, fixed income, and credit portfolio management activities.
(b)	The allocation between proprietary and nonproprietary is made based upon whether the trade is conducted for the benefit of Key or Key’s clients rather than based upon rulemaking under the Volcker Rule. Prohibitions and restrictions on proprietary trading activities imposed by the Volcker Rule became effective April 1, 2014. For more information, see the discussion under the heading “Other Regulatory Developments under the Dodd-Frank Act – ‘Volcker Rule’” in the section entitled “Supervision and Regulation” in Item 1 of our 2014 Form 10-K.

The following discussion explains the composition of certain elements of our noninterest income and the factors that caused those elements to change.

Trust and investment services income

Trust and investment services income is one of our largest sources of noninterest income and consists of brokerage commissions, trust and asset management commissions, and insurance income. The assets under management that primarily generate these revenues are shown in Figure 12. For the three and nine months ended September 30, 2015, trust and investment services income increased $9 million, or 9.1%, and $37 million, or 12.7%, respectively, compared to the same periods one year ago. These increases were primarily attributable to the full-period impact of the September 2014 Pacific Crest Securities acquisition as well as an increase in our brokerage commissions.

A significant portion of our trust and investment services income depends on the value and mix of assets under management. At September 30, 2015, our bank, trust, and registered investment advisory subsidiaries had assets under management of $35.2 billion, compared to $39.3 billion at September 30, 2014. As shown in Figure 12, decreases within all of the investment types were primarily attributable to market declines. Client attrition also contributed to the decrease in the securities lending portfolio.

Figure 12. Assets Under Management

	2015			2014
in millions	Third	Second	First	Fourth	Third
Assets under management by investment type:
Equity	$19,728	$21,226	$21,681	$21,393	$21,035
Securities lending	2,872	4,438	4,625	4,835	5,514
Fixed income	9,823	9,899	10,127	10,023	9,975
Money market	2,735	2,836	2,848	2,906	2,759

Total	$35,158	$38,399	$39,281	$39,157	$39,283

Investment banking and debt placement fees

Investment banking and debt placement fees consist of syndication fees, debt and equity financing fees, financial advisor fees, gains on sales of commercial mortgages, and agency origination fees. Investment banking and debt placement fees increased $21 million, or 23.9%, for the third quarter of 2015 and $47 million, or 17.3%, for the nine months ended September 30, 2015, compared to the same periods one year ago. These increases were primarily driven by strength in debt and equity financing fees as well as the full-period impact of the September 2014 acquisition of Pacific Crest Securities.

Service charges on deposit accounts

Service charges on deposit accounts were flat for the third quarter of 2015 compared to one year ago and decreased $5 million, or 2.5%, for the nine months ended September 30, 2015, compared to the year-ago period. This decrease was primarily due to a decline in overdraft fees.

Operating lease income and other leasing gains

Operating lease income and other leasing gains decreased $2 million, or 11.8%, for the third quarter of 2015 compared to the year-ago quarter due to product run-off, partially offset by increased gains on lease syndications. For the nine months ended September 30, 2015, operating lease income and other leasing gains declined $23 million, or 28.4%, compared to the same period one year ago. The year-to-date decline was due to a $25 million gain on leveraged lease terminations in 2014. The expense related to the rental of leased equipment is presented in Figure 13 as “operating lease expense.”

Cards and payments income

Cards and payments income, which consists of debit card, consumer and commercial credit card, and merchant services income, increased $5 million, or 11.9%, from the year-ago quarter, and $13 million, or 10.6%, for the nine months ended September 30, 2015, compared to the same period one year ago. The increases were due to higher credit card and merchant fees and increased usage of our corporate purchase and prepaid cards.

Consumer mortgage income

Consumer mortgage income was flat from the year-ago quarter, and increased $3 million, or 42.9%, for the nine months ended September 30, 2015, compared to the same period one year ago. This increase was primarily driven by gains on the sales of consumer mortgage loans.

Mortgage servicing fees

Mortgage servicing fees increased $2 million, or 22.2%, from the year-ago quarter due to higher transactional fees and decreased $2 million, or 5.7%, for the nine months ended September 30, 2015, compared to the same period one year ago due to lower special servicing fees.

Other income

Other income, which consists primarily of gain on sale of certain loans, other service charges, and certain dealer trading income, decreased $3 million, or 21.4%, from the year-ago quarter and decreased $2 million, or 5.4%, for the nine months ended September 30, 2015, compared to the same period one year ago, primarily attributable to changes in various miscellaneous income categories.

Noninterest expense

As shown in Figure 13, noninterest expense was $724 million for the third quarter of 2015, compared to $706 million for the year-ago quarter, representing an increase of $18 million, or 2.5%. Personnel costs increased $21 million year-over-year, primarily due to higher performance-based compensation related to a strong capital markets business performance, along with a full-quarter impact of the September 2014 acquisition of Pacific Crest Securities. Nonpersonnel expense remained relatively stable as lower occupancy costs offset an increase in business services and professional fees.

For the nine months ended September 30, 2015, noninterest expense increased $47 million, or 2.3%, compared to the same period one year ago. Personnel expense increased $41 million, primarily due to higher performance-based compensation, and nonpersonnel expense increased $6 million from one year ago due to changes in several expense categories. The full-period impact of the September 2014 acquisition of Pacific Crest Securities also contributed to these increases.

Figure 13. Noninterest Expense

	Three months ended September 30,		Change		Nine months ended September 30,		Change
dollars in millions	2015	2014	Amount	Percent	2015	2014	Amount	Percent
Personnel	$426	$405	$21	5.2%	$1,223	$1,182	$41	3.5%
Net occupancy	60	66	(6)	(9.1)	191	198	(7)	(3.5)
Computer processing	41	39	2	5.1	121	118	3	2.5
Business services and professional fees	40	36	4	11.1	115	118	(3)	(2.5)
Equipment	22	25	(3)	(12.0)	66	73	(7)	(9.6)
Operating lease expense	11	11	—	—	34	31	3	9.7
Marketing	17	15	2	13.3	40	33	7	21.2
FDIC assessment	8	9	(1)	(11.1)	24	21	3	14.3
Intangible asset amortization	9	10	(1)	(10.0)	27	29	(2)	(6.9)
OREO expense, net	2	1	1	100.0	5	3	2	66.7
Other expense	88	89	(1)	(1.1)	258	251	7	2.8

Total noninterest expense	$724	$706	$18	2.5%	$2,104	$2,057	$47	2.3%

Average full-time equivalent employees (a)	13,555	13,905	(350)	(2.5)%	13,525	13,942	(417)	(3.0)%

(a)	The number of average full-time-equivalent employees was not adjusted for discontinued operations.

The following discussion explains the composition of certain elements of our noninterest expense and the factors that caused those elements to change.

Personnel

As shown in Figure 14, personnel expense, the largest category of our noninterest expense, increased by $21 million, or 5.2%, for the third quarter of 2015 compared to the year-ago quarter. For the nine months ended September 30, 2015, personnel expense increased $41 million, or 3.5%, from the same period one year ago. Salaries and incentive and stock-based compensation expenses increased from one year ago primarily due to higher performance-based compensation and the full-period impact of the September 2014 acquisition of Pacific Crest Securities. These expenses also increased from one year ago due to our investment in senior bankers and client-facing personnel in Key Community Bank and Key Corporate Bank. Employee benefits also increased from the same periods last year due to higher health care and pension costs. These increases were partially offset by a decrease in severance expense.

Figure 14. Personnel Expense

	Three months ended September 30,		Change		Nine months ended September 30,		Change
dollars in millions	2015	2014	Amount	Percent	2015	2014	Amount	Percent
Salaries	$234	$227	$7	3.1%	$681	$667	$14	2.1%
Technology contract labor, net	13	11	2	18.2	33	43	(10)	(23.3)
Incentive and stock-based compensation	103	89	14	15.7	295	263	32	12.2
Employee benefits	75	71	4	5.6	202	187	15	8.0
Severance	1	7	(6)	(85.7)	12	22	(10)	(45.5)

Total personnel expense	$426	$405	$21	5.2%	$1,223	$1,182	$41	3.5%

Net occupancy

Net occupancy expense decreased $6 million, or 9.1%, for the third quarter of 2015 and $7 million, or 3.5%, for the nine months ended September 30, 2015, compared to the same periods one year ago. These declines were primarily due to lower property reserve charges and rental expenses.

Operating lease expense

Operating lease expense was flat from the year-ago quarter and increased $3 million, or 9.7%, from the nine-month period ended one year ago due to increased depreciation expense on operating lease equipment. Income related to the rental of leased equipment is presented in Figure 10 as “operating lease income and other leasing gains.”

Other expense

Other expense comprises various miscellaneous expense items. The $1 million, or 1.1%, decrease in the current quarter and the $7 million, or 2.8%, increase in the first nine months of 2015 compared to the same periods one year ago reflect fluctuations in several of those line items.

Income taxes

We recorded tax expense from continuing operations of $72 million for the third quarter of 2015 and $64 million for the third quarter of 2014. For the first nine months of 2015, we recorded tax expense from continuing operations of $230 million, compared to $232 million for the same period last year.

Our federal tax expense (benefit) differs from the amount that would be calculated using the federal statutory tax rate, primarily because we generate income from investments in tax-advantaged assets, such as corporate-owned life insurance, earn credits associated with investments in low-income housing projects, and make periodic adjustments to our tax reserves. In addition, during the first nine months of 2015, our effective tax rate was reduced by additional federal tax credit refunds filed for prior years.

Additional information pertaining to how our tax expense (benefit) and the resulting effective tax rates were derived is included in Note 12 (“Income Taxes”) beginning on page 177 of our 2014 Form 10-K.

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

Figure 15 summarizes the contribution made by each major business segment to our “taxable-equivalent revenue from continuing operations” and “income (loss) from continuing operations attributable to Key” for the three- and nine-month periods ended September 30, 2015, and September 30, 2014.

In the third quarter of 2015, we enhanced the approach used to determine the commercial reserve factors used in estimating the quantitative component of the commercial ALLL. In addition, we began utilizing an enhanced framework to quantify commercial ALLL adjustments resulting from qualitative factors not fully captured within the statistical analysis of incurred loss. The enhancements of the methodology are described in Note 1 (“Basis of Presentation and Accounting Policies”) under the heading “Allowance for Loan and Lease Losses.” As a result of these methodology enhancements, the current period provision for credit losses within each business segment has increased or decreased accordingly. The impact of the increases and decreases on the business segment provision for credit losses was not significant.

Figure 15. Major Business Segments—Taxable-Equivalent (TE) Revenue from Continuing Operations and Income

(Loss) from Continuing Operations Attributable to Key

	Three months ended September 30,		Change		Nine months ended September 30,		Change
dollars in millions	2015	2014	Amount	Percent	2015	2014	Amount	Percent
REVENUE FROM CONTINUING OPERATIONS (TE)
Key Community Bank	$579	$558	$21	3.8%	$1,687	$1,658	$29	1.7%
Key Corporate Bank	454	400	54	13.5	1,332	1,187	145	12.2
Other Segments	35	44	(9)	(20.5)	146	195	(49)	(25.1)

Total Segments	1,068	1,002	66	6.6	3,165	3,040	125	4.1
Reconciling Items	—	(4)	4	N/M	(4)	(4)	—	N/M

Total	$1,068	$998	$70	7.0%	$3,161	$3,036	$125	4.1%

INCOME (LOSS) FROM CONTINUING OPERATIONS ATTRIBUTABLE TO KEY
Key Community Bank	$71	$60	$11	18.3%	$187	$180	$7	3.9%
Key Corporate Bank	138	134	4	3.0	401	399	2	.5
Other Segments	26	27	(1)	(3.7)	100	120	(20)	(16.7)

Total Segments	235	221	14	6.3	688	699	(11)	(1.6)
Reconciling Items	(13)	(18)	5	N/M	(3)	(11)	8	N/M

Total	$222	$203	$19	9.4%	$685	$688	$(3)	(.4)%

Key Community Bank summary of operations

•	Positive operating leverage from prior year

•	Net income increased to $71 million, up 18.3% from prior year

•	Commercial, financial and agricultural loan growth of $1 billion, or 8.7% from prior year

•	Average deposits up $931 million, or 1.9% from the prior year

As shown in Figure 16, Key Community Bank recorded net income attributable to Key of $71 million for the third quarter of 2015, compared to net income attributable to Key of $60 million for the year-ago quarter.

Taxable-equivalent net interest income increased by $20 million, or 5.6%, from the third quarter of 2014 due to an increase in average loans and leases of 3.1%, including commercial, financial and agricultural loans, which grew by $1 billion, or 8.7%, from the prior year. Average deposits increased 1.9% from one year ago.

Noninterest income remained relatively stable from the year-ago quarter. Core revenue continues to improve, driven by growth in cards and payments income of $4 million, mostly offset by lower service charges on deposit accounts and a decrease in other income.

The provision for credit losses decreased by $3 million, or 14.3%, from the third quarter of 2014, due to the enhancements to the approach utilized to determine the allowance for loan and lease losses discussed above.

Noninterest expense increased by $7 million, or 1.6%, from the year-ago quarter. Personnel expense increased $1 million while nonpersonnel expense increased by $6 million.

Figure 16. Key Community Bank

	Three months ended September 30,		Change		Nine months ended September 30,		Change
dollars in millions	2015	2014	Amount	Percent	2015	2014	Amount	Percent
SUMMARY OF OPERATIONS
Net interest income (TE)	$379	$359	$20	5.6%	$1,098	$1,084	$14	1.3%
Noninterest income	200	199	1	.5	589	574	15	2.6

Total revenue (TE)	579	558	21	3.8	1,687	1,658	29	1.7
Provision for credit losses	18	21	(3)	(14.3)	50	48	2	4.2
Noninterest expense	448	441	7	1.6	1,339	1,323	16	1.2

Income (loss) before income taxes (TE)	113	96	17	17.7	298	287	11	3.8
Allocated income taxes (benefit) and TE adjustments	42	36	6	16.7	111	107	4	3.7

Net income (loss) attributable to Key	$71	$60	$11	18.3%	$187	$180	$7	3.9%

AVERAGE BALANCES
Loans and leases	$31,039	$30,103	$936	3.1%	$30,804	$29,979	$825	2.8%
Total assets	33,090	32,173	917	2.9	32,853	32,063	790	2.5
Deposits	51,234	50,303	931	1.9	50,808	50,151	657	1.3
Assets under management at period end	$35,158	$39,249	$(4,091)	(10.4)%	$35,158	$39,249	$(4,091)	(10.4)%

ADDITIONAL KEY COMMUNITY BANK DATA

	Three months ended September 30,		Change		Nine months ended September 30,		Change
dollars in millions	2015	2014	Amount	Percent	2015	2014	Amount	Percent
NONINTEREST INCOME
Trust and investment services income	$73	$73	—	—	$224	$216	$8	3.7%
Services charges on deposit accounts	56	57	$(1)	(1.8)%	159	164	(5)	(3.0)
Cards and payments income	43	39	4	10.3	124	113	11	9.7
Other noninterest income	28	30	(2)	(6.7)	82	81	1	1.2

Total noninterest income	$200	$199	$1	.5%	$589	$574	$15	2.6%

AVERAGE DEPOSITS OUTSTANDING
NOW and money market deposit accounts	$28,568	$27,403	$1,165	4.3%	$28,244	$27,471	$773	2.8%
Savings deposits	2,362	2,419	(57)	(2.4)	2,374	2,456	(82)	(3.3)
Certificates of deposits ($100,000 or more)	1,560	2,072	(512)	(24.7)	1,555	2,134	(579)	(27.1)
Other time deposits	3,061	3,406	(345)	(10.1)	3,134	3,552	(418)	(11.8)
Deposits in foreign office	271	320	(49)	(15.3)	301	308	(7)	(2.3)
Noninterest-bearing deposits	15,412	14,683	729	5.0	15,200	14,230	970	6.8

Total deposits	$51,234	$50,303	$931	1.9%	$50,808	$50,151	$657	1.3%

HOME EQUITY LOANS
Average balance	$10,281	$10,368
Weighted-average loan-to-value ratio (at date of origination)	71%	71%
Percent first lien positions	60	59
OTHER DATA
Branches	972	997
Automated teller machines	1,259	1,290

Key Corporate Bank summary of operations

•	Investment banking and debt placement fees up 25.6% from the prior year

•	Revenue up 13.5% from the prior year

•	Average loan and lease balances up 13.8% from the prior year

As shown in Figure 17, Key Corporate Bank recorded net income attributable to Key of $138 million for the third quarter of 2015, an increase of $4 million, or 3%, from the same period one year ago.

Taxable-equivalent net interest income increased by $5 million, or 2.3%, compared to the third quarter of 2014. Average earning assets increased $3 billion, or 12.2%, from the year-ago quarter, primarily driven by growth in commercial, financial and agricultural loans. Average deposit balances increased $1.2 billion, or 6.9%, from the year-ago quarter, driven by commercial mortgage servicing deposits and other commercial client inflows.

Noninterest income was up $49 million, or 26.5% from the prior year. Investment banking and debt placement fees increased $22 million, or 25.6%, driven by strength in syndications, debt underwriting, and financial advisory fees. Corporate services income increased $16 million, or 53.3%, due to higher derivatives income and loan commitment fees. Trust and investment services income increased $9 million, or 34.6%, primarily due to the full-quarter impact of the September 2014 acquisition of Pacific Crest Securities.

The provision for credit losses increased $28 million from the same period one year ago, primarily due to the enhancements to the approach utilized to determine the allowance for loan and lease losses discussed above, as well as a 13.8% increase in average loan balances.

Noninterest expense increased by $33 million, or 15.5%, from the third quarter of 2014. This increase was driven primarily by higher personnel expense, from increased performance-based compensation related to a strong capital markets business performance, along with a full-quarter impact of the September 2014 acquisition of Pacific Crest Securities.

Figure 17. Key Corporate Bank

	Three months ended September 30,		Change		Nine months ended September 30,		Change
dollars in millions	2015	2014	Amount	Percent	2015	2014	Amount	Percent
SUMMARY OF OPERATIONS
Net interest income (TE)	$220	$215	$5	2.3%	$661	$621	$40	6.4%
Noninterest income	234	185	49	26.5	671	566	105	18.6

Total revenue (TE)	454	400	54	13.5	1,332	1,187	145	12.2
Provision for credit losses	30	2	28	N/M	77	7	70	N/M
Noninterest expense	246	213	33	15.5	712	621	91	14.7

Income (loss) before income taxes (TE)	178	185	(7)	(3.8)	543	559	(16)	(2.9)
Allocated income taxes and TE adjustments	42	51	(9)	(17.6)	143	158	(15)	(9.5)

Net income (loss)	136	134	2	1.5	400	401	(1)	(.2)
Less: Net income (loss) attributable to noncontrolling interests	(2)	—	(2)	N/M	(1)	2	(3)	N/M

Net income (loss) attributable to Key	$138	$134	$4	3.0%	$401	$399	$2	.5%

AVERAGE BALANCES
Loans and leases	$26,425	$23,215	$3,210	13.8%	$25,488	$22,702	$2,786	12.3%
Loans held for sale	918	481	437	90.9	976	446	530	118.8
Total assets	32,163	28,268	3,895	13.8	31,236	27,829	3,407	12.2
Deposits	18,809	17,599	1,210	6.9	19,029	16,655	2,374	14.3
Assets under management at period end	—	$34	$(34)	N/M	—	$34	$(34)	N/M

ADDITIONAL KEY CORPORATE BANK DATA

	Three months ended September 30,		Change		Nine months ended September 30,		Change
dollars in millions	2015	2014	Amount	Percent	2015	2014	Amount	Percent
NONINTEREST INCOME
Trust and investment services income	$35	$26	$9	34.6%	$104	$75	$29	38.7%
Investment banking and debt placement fees	108	86	22	25.6	314	267	47	17.6
Operating lease income and other leasing gains	16	14	2	14.3	49	47	2	4.3
Corporate services income	46	30	16	53.3	110	88	22	25.0
Service charges on deposit accounts	11	11	—	—	32	33	(1)	(3.0)
Cards and payments income	4	3	1	33.3	12	11	1	9.1

Payments and services income	61	44	17	38.6	154	132	22	16.7
Mortgage servicing fees	11	9	2	22.2	34	35	(1)	(2.9)
Other noninterest income	3	6	(3)	(50.0)	16	10	6	60.0

Total noninterest income	$234	$185	$49	26.5%	$671	$566	$105	18.6%

Other Segments

Other Segments consist of Corporate Treasury, Key’s Principal Investing unit and various exit portfolios. Other Segments generated net income attributable to Key of $26 million for the third quarter of 2015, essentially unchanged compared to net income attributable to Key of $27 million for the same period last year.

Financial Condition

Loans and loans held for sale

At September 30, 2015, total loans outstanding from continuing operations were $60.1 billion, compared to $57.4 billion at December 31, 2014, and $56.2 billion at September 30, 2014. The increase in our outstanding loans from continuing operations over the past twelve months results primarily from increased lending activity in our commercial, financial and agricultural portfolio. Loans related to the discontinued operations of the education lending business, which are excluded from total loans at September 30, 2015, December 31, 2014, and September 30, 2014, totaled $1.9 billion, $2.3 billion, and $2.4 billion, respectively. For more information on balance sheet carrying value, see Note 1 (“Summary of Significant Accounting Policies”) under the headings “Loans” and “Loans Held for Sale” on page 116 of our 2014 Form 10-K.

Commercial loan portfolio

Commercial loans outstanding were $44.3 billion at September 30, 2015, an increase of $4.1 billion, or 10.3%, compared to September 30, 2014.

Commercial, financial and agricultural. Our commercial, financial and agricultural loans, also referred to as “commercial and industrial,” represented 52% of our total loan portfolio at September 30, 2015, 49% at December 31, 2014, and 48% at September 30, 2014, and is the largest component of our total loans. These loans are originated by both Key Corporate Bank and Key Community Bank and consist of fixed and variable rate loans to our large, middle market, and small business clients.

Figure 18 provides our commercial, financial and agricultural loans by industry classification at September 30, 2015, December 31, 2014, and September 30, 2014.

Figure 18. Commercial, Financial and Agricultural Loans

	September 30, 2015		December 31, 2014		September 30, 2014
dollars in millions	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Industry classification:
Services	$6,509	20.9%	$6,053	21.6%	$6,011	22.5%
Manufacturing	5,035	16.2	4,621	16.5	4,538	17.0
Public utilities	2,289	7.4	1,938	6.9	1,694	6.4
Financial services	2,980	9.6	2,844	10.2	2,752	10.3
Wholesale trade	2,456	7.9	2,294	8.2	2,172	8.1
Retail trade	1,274	4.1	1,089	3.9	981	3.7
Mining	796	2.6	946	3.4	733	2.7
Dealer floor plan	1,289	4.1	1,439	5.2	1,188	4.5
Property management	1,125	3.6	834	3.0	911	3.4
Transportation	1,805	5.8	1,407	5.0	1,183	4.4
Building contractors	665	2.1	683	2.4	590	2.2
Agriculture/forestry/fishing	692	2.2	675	2.4	550	2.1
Insurance	329	1.1	257	.9	210	.8
Public administration	744	2.4	501	1.8	556	2.1
Communications	237	.8	196	.7	168	.6
Other	2,870	9.2	2,205	7.9	2,446	9.2

Total	$31,095	100.0%	$27,982	100.0%	$26,683	100.0%

Commercial, financial and agricultural loans increased $4.4 billion, or 16.5% from the same period last year, with Key Corporate Bank increasing $3.8 billion and Key Community Bank up $718 million. We have experienced growth in new high credit quality loan commitments and utilization with clients in our middle market segment and Institutional and Capital Markets business. Our two largest industry classifications—services and manufacturing—increased by 8.3% and 11%, respectively, when compared to one year ago. The services and manufacturing industries represented approximately 21% and 16%, respectively, of the total commercial, financial and agricultural loan portfolio at September 30, 2015, and approximately 23% and 17%, respectively, at September 30, 2014. At the end of each period provided in Figure 18 above, loans in the services and manufacturing industry classifications accounted for approximately 37%, 38%, and 40% of our total commercial, financial and agricultural loan portfolio.

Services, manufacturing, and public utilities are focus areas where we maintain dedicated industry verticals that are staffed by relationship managers who possess deep industry experience and knowledge. Our loans in the services classification grew by $498 million, or 8.3%, compared to last year. Loans in the manufacturing classification grew by $497 million, or 11% compared to the same period one year ago. Increases in lending to large corporate, middle market, and business banking clients accounted for the majority of the growth in this classification. Loans in public utilities increased by $595 million, or 35.1%, compared to the same period one year ago due to growth in the wind and solar electric power business.

Our loans in the financial services and transportation classifications increased 8.3% and 52.6%, respectively, compared to the prior year. The increase in financial services loans was primarily attributable to growth in real estate investment trust balances. The increase in transportation loans was primarily attributable to loan growth for rail cars and shipping containers.

Our oil and gas loan portfolio focuses on lending to middle market companies and represents approximately 2% of total loans outstanding at September 30, 2015. We have over 10 years of experience in energy lending with over 20 specialists dedicated to oil and gas. Credit quality on these loans remains solid.

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

Commercial real estate loans totaled $9.3 billion at both September 30, 2015, and September 30, 2014, and represented 15% and 17% of our total loan portfolio at September 30, 2015, and September 30, 2014, respectively. These loans, which include both owner- and nonowner-occupied properties, represented 21% and 23% of our commercial loan portfolio at September 30, 2015, and September 30, 2014, respectively. We continue to de-risk the portfolio by changing our focus from developers to owners of completed and stabilized commercial real estate.

Figure 19 includes commercial mortgage and construction loans in both Key Community Bank and Key Corporate Bank. As shown in Figure 19, this loan portfolio is diversified by both property type and geographic location of the underlying collateral.

As presented in Figure 19, at September 30, 2015, our commercial real estate portfolio included mortgage loans of $8.2 billion and construction loans of $1.1 billion, representing 14% and 2%, respectively, of our total loans. At September 30, 2015, nonowner-occupied loans represented 11% of our total loans and owner-occupied loans represented 4% of our total loans. The average size of mortgage loans originated during the third quarter of 2015 was $6.3 million, and our largest mortgage loan at September 30, 2015, had a balance of $75 million. At September 30, 2015, our average construction loan commitment was $8.3 million, our largest construction loan commitment was $48 million, and our largest construction loan amount outstanding was $42.5 million.

Also shown in Figure 19, 73% of our commercial real estate loans at September 30, 2015, were for nonowner-occupied properties compared to 71% at September 30, 2014. Approximately 15% of these loans were construction loans at September 30, 2015, compared to 14% at September 30, 2014. Typically, these properties are not fully leased at the origination of the loan. The borrower relies upon additional leasing through the life of the loan to provide the cash flow necessary to support debt service payments. A significant decline in economic growth, and in turn rental rates and occupancy, would adversely affect our portfolio of construction loans.

Figure 19. Commercial Real Estate Loans

	Geographic Region								Percent of		Commercial
dollars in millions	West	Southwest	Central	Midwest	Southeast	Northeast	National	Total	Total	Construction	Mortgage
September 30, 2015
Nonowner-occupied:
Retail properties	$191	$102	$66	$124	$239	$61	$145	$928	10.0%	$143	$785
Multifamily properties	380	183	579	581	856	157	201	2,937	31.8	539	2,398
Health facilities	196	—	155	154	297	285	32	1,119	12.1	150	969
Office buildings	149	7	179	95	64	68	—	562	6.1	53	509
Warehouses	230	2	44	101	31	79	159	646	7.0	45	601
Manufacturing facilities	31	—	2	5	33	2	6	79	.9	25	54
Hotels/Motels	37	—	11	6	—	6	—	60	.6	—	60
Residential properties	1	—	26	2	2	12	—	43	.5	8	35
Land and development	14	—	6	11	11	9	—	51	.5	40	11
Other	64	12	3	20	32	80	86	297	3.2	15	282

Total nonowner-occupied	1,293	306	1,071	1,099	1,565	759	629	6,722	72.7	1,018	5,704
Owner-occupied	1,058	6	279	567	56	562	—	2,528	27.3	52	2,476

Total	$2,351	$312	$1,350	$1,666	$1,621	$1,321	$629	$9,250	100.0%	$1,070	$8,180

December 31, 2014
Total	$2,518	$307	$1,261	$1,668	$1,393	$1,315	$685	$9,147		$1,100	$8,047

September 30, 2014
Total	$2,426	$360	$1,293	$1,695	$1,453	$1,261	$824	$9,312		$1,036	$8,276

September 30, 2015
Nonowner-occupied:
Nonperforming loans	—	—	—	$7	—	$9	—	$16	N/M	$7	$9
Accruing loans past due 90 days or more	—	—	—	—	—	4	—	4	N/M	—	4
Accruing loans past due 30 through 89 days	—	—	$3	3	—	—	—	6	N/M	—	6

West –	Alaska, California, Hawaii, Idaho, Montana, Oregon, Washington, and Wyoming
Southwest –	Arizona, Nevada, and New Mexico
Central –	Arkansas, Colorado, Oklahoma, Texas, and Utah
Midwest –	Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, and Wisconsin
Southeast –	Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, Washington D.C., and West Virginia
Northeast –	Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, and Vermont
National –	Accounts in three or more regions

During the first nine months of 2015, nonperforming loans related to nonowner-occupied properties decreased by $5 million from December 31, 2014, to $16 million at September 30, 2015, and decreased by $9 million when compared to September 30, 2014. Our nonowner-occupied commercial real estate portfolio has increased by 2%, or approximately $108 million, since September 30, 2014.

Commercial lease financing. We conduct commercial lease financing arrangements through our KEF line of business and have both the scale and array of products to compete in the equipment lease financing business. Commercial lease financing receivables represented 9% of commercial loans at September 30, 2015, and 10% at September 30, 2014.

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

If loan terms are extended at less than normal market rates for similar lending arrangements, our Asset Recovery Group is consulted to help determine if any concession granted would result in designation as a TDR. Transfer to our Asset Recovery Group is considered for any commercial loan determined to be a TDR. During the first nine months of 2015, we had $51 million of new restructured commercial loans compared to $3 million of new restructured commercial loans in the first nine months of 2014.

For more information on concession types for our commercial accruing and nonaccruing TDRs, see Note 4.

Figure 20. Commercial TDRs by Note Type and Accrual Status

in millions	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Commercial TDRs by Note Type
Tranche A	$61	$70	$39	$40	$35

Total Commercial TDRs	$61	$70	$39	$40	$35

Commercial TDRs by Accrual Status
Nonaccruing	$57	$66	$35	$36	$24
Accruing	4	4	4	4	11

Total Commercial TDRs	$61	$70	$39	$40	$35

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

Mortgage and construction loans with a loan-to-value ratio greater than 1.0 are accounted for as performing loans. These loans were not considered impaired due to one or more of the following factors: (i) underlying cash flow adequate to service the debt at a market rate of return with adequate amortization; (ii) a satisfactory borrower payment history; and (iii) acceptable guarantor support. As of September 30, 2015, we did not have any mortgage and construction loans that had a loan-to-value ratio greater than 1.0.

Consumer loan portfolio

Consumer loans outstanding decreased by $214 million, or 1.3%, from one year ago. The home equity portfolio is the largest segment of our consumer loan portfolio. Approximately 98% of this portfolio at September 30, 2015, was originated from our Key Community Bank within our 12-state footprint. The remainder of the portfolio, which has been in an exit mode since the fourth quarter of 2007, was originated from the Consumer Finance line of business and is now included in Other Segments. Home equity loans in Key Community Bank decreased by $98 million, or .9%, over the past twelve months.

As shown in Figure 16, we held the first lien position for approximately 60% of the Key Community Bank home equity portfolio at September 30, 2015, and 59% at September 30, 2014. For consumer loans with real estate collateral, we track borrower performance monthly. Regardless of the lien position, credit metrics are refreshed quarterly, including recent Fair Isaac Corporation scores as well as original and updated loan-to-value ratios. This information is used in establishing the ALLL. Our methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” beginning on page 117 of our 2014 Form 10-K.

Regulatory guidance issued in January 2012 addressed specific risks and required actions within home equity portfolios associated with second lien loans. At September 30, 2015, 40% of our home equity portfolio was secured by second lien mortgages. On at least a quarterly basis, we continue to monitor the risk characteristics of these loans when determining whether our loss estimation methods are appropriate.

Figure 21 summarizes our home equity loan portfolio by source at the end of each of the last five quarters, as well as certain asset quality statistics and yields on the portfolio as a whole.

Figure 21. Home Equity Loans

	2015			2014
dollars in millions	Third	Second	First	Fourth	Third
SOURCES OF PERIOD-END LOANS
Key Community Bank	$10,282	$10,296	$10,270	$10,366	$10,380
Other	222	236	253	267	283

Total	$10,504	$10,532	$10,523	$10,633	$10,663

Nonperforming loans at period end	$181	$184	$191	$195	$184
Net loan charge-offs for the period	3	8	5	6	7
Yield for the period	3.96%	3.98%	3.99%	4.01%	4.01%

Loans held for sale

As shown in Note 3 (“Loans and Loans Held for Sale”), our loans held for sale increased to $916 million at September 30, 2015, from $734 million at December 31, 2014, and $784 million at September 30, 2014.

At September 30, 2015, loans held for sale included $74 million of commercial, financial and agricultural loans, which increased $44 million from September 30, 2014, $806 million of commercial mortgage loans, which increased $81 million from September 30, 2014, and $26 million of residential mortgage loans, which increased $7 million from September 30, 2014.

Loan sales

As shown in Figure 22, during the first nine months of 2015, we sold $4.5 billion of commercial real estate loans, $450 million of residential real estate loans, $249 million of commercial loans, and $211 million of commercial lease financing loans. Most of these sales came from the held-for-sale portfolio; however, $89 million of these loan sales related to the held-to-maturity portfolio.

Loan sales classified as held for sale generated net gains of $75 million in the first nine months of 2015 and are included in “investment banking and debt placement fees” and “other income” on the income statement.

Among the factors that we consider in determining which loans to sell are:

•	our business strategy for particular lending areas;

•	whether particular lending businesses meet established performance standards or fit with our relationship banking strategy;

•	our A/LM needs;

•	the cost of alternative funding sources;

•	the level of credit risk;

•	capital requirements; and

•	market conditions and pricing.

Figure 22 summarizes our loan sales for the first nine months of 2015 and all of 2014.

Figure 22. Loans Sold (Including Loans Held for Sale)

in millions	Commercial	Commercial Real Estate	Commercial Lease Financing	Residential Real Estate	Total
2015
Third quarter	$150	$1,246	$100	$142	$1,638
Second quarter	41	2,210	48	188	2,487
First quarter	58	1,010	63	120	1,251

Total	$249	$4,466	$211	$450	$5,376

2014
Fourth quarter	$29	$2,333	$80	$103	$2,545
Third quarter	179	913	48	127	1,267
Second quarter	152	679	45	104	980
First quarter	16	489	39	73	617

Total	$376	$4,414	$212	$407	$5,409

Figure 23 shows loans that are either administered or serviced by us, but not recorded on the balance sheet, and includes loans that were sold.

Figure 23. Loans Administered or Serviced

	September 30,	June 30,	March 31,	December 31,	September 30,
in millions	2015	2015	2015	2014	2014
Commercial real estate loans	$206,893	$203,315	$201,397	$191,407	$179,293
Education loans (a)	1,398	1,459	1,521	1,589	1,655
Commercial lease financing	779	709	701	722	709
Commercial loans	340	337	347	344	340

Total	$209,410	$205,820	$203,966	$194,062	$181,997

(a)	During the third quarter of 2014, we sold the residual interests in all of our outstanding education loan securitization trusts to a third party. At September 30, 2014, we deconsolidated the securitization trusts and removed the trust assets from our balance sheet. We retained the servicing for the loans associated with these securitization trusts. See Note 11 (“Acquisitions and Discontinued Operations”) for more information about this transaction.

In the event of default by a borrower, we are subject to recourse with respect to approximately $1.7 billion of the $209 billion of loans administered or serviced at September 30, 2015. Additional information about this recourse arrangement is included in Note 15 (“Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with FNMA.”

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

Securities

Our securities portfolio totaled $19.3 billion at September 30, 2015, compared to $18.4 billion at December 31, 2014, and $17.2 billion at September 30, 2014. Available-for-sale securities were $14.4 billion at September 30, 2015, compared to $13.4 billion at December 31, 2014, and $12.2 billion at September 30, 2014. Held-to-maturity securities were $4.9 billion at September 30, 2015, compared to $5 billion at December 31, 2014, and $5 billion at September 30, 2014.

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

Figure 24. Mortgage-Backed Securities by Issuer

	September 30,	December 31,	September 30,
in millions	2015	2014	2014
FHLMC	$4,694	$5,666	$5,988
FNMA	4,810	4,998	5,253
GNMA	9,749	7,636	5,922

Total (a)	$19,253	$18,300	$17,163

(a)	Includes securities held in the available-for-sale and held-to-maturity portfolios.

Securities available for sale

The majority of our securities available-for-sale portfolio consists of Federal Agency CMOs and mortgage-backed securities. CMOs are debt securities secured by a pool of mortgages or mortgage-backed securities. These mortgage securities generate interest income, serve as collateral to support certain pledging agreements, and provide liquidity value under upcoming regulatory requirements. At September 30, 2015, we had $14.3 billion invested in CMOs and other mortgage-backed securities in the available-for-sale portfolio, compared to $13.3 billion at December 31, 2014, and $12.2 billion at September 30, 2014.

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

Throughout 2014 and the first nine months of 2015, our investing activities continued to complement other balance sheet developments and provide for our ongoing liquidity management needs. Our actions to not reinvest the monthly security cash flows at various times during this time period served to provide the liquidity necessary to address our funding requirements. These funding requirements included ongoing loan growth and occasional debt maturities. At other times, we may make additional investments that go beyond the replacement of maturities or mortgage security cash flows as our liquidity position and/or interest rate risk management strategies may require. Lastly, our focus on investing in GNMA-related securities is also related to liquidity management strategies as we continue to prepare for future regulatory requirements.

Figure 25 shows the composition, yields, and remaining maturities of our securities available for sale. For more information about these securities, including gross unrealized gains and losses by type of security and securities pledged, see Note 6.

Figure 25. Securities Available for Sale

dollars in millions	States and Political Subdivisions	Collateralized Mortgage Obligations (a)	Other Mortgage- Backed Securities (a)	Other Securities (b)	Total		Weighted- Average Yield (c)
September 30, 2015
Remaining maturity:
One year or less	$2	$299	$1	—	$302		3.14%
After one through five years	9	11,074	1,631	$21	12,735		2.11
After five through ten years	4	630	695	7	1,336		2.13
After ten years	—	—	3	—	3		5.42

Fair value	$15	$12,003	$2,330	$28	$14,376		—
Amortized cost	14	11,938	2,309	27	14,288		2.13%
Weighted-average yield (c)	6.22%	2.12%	2.13%	—	2.13	% (d)	—
Weighted-average maturity	3.3 years	3.8 years	3.9 years	4.1 years	3.8 years		—

December 31, 2014
Fair value	$23	$11,270	$2,035	$32	$13,360		—
Amortized cost	22	11,310	2,004	29	13,365		2.24%

September 30, 2014
Fair value	$27	$10,009	$2,177	$32	$12,245		—
Amortized cost	26	10,096	2,156	28	12,306		2.28%

(a)	Maturity is based upon expected average lives rather than contractual terms.
(b)	Includes primarily marketable equity securities.
(c)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.
(d)	Excludes $28 million of securities at September 30, 2015, that have no stated yield.

Held-to-maturity securities

Federal Agency CMOs and mortgage-backed securities constitute essentially all of our held-to-maturity securities. The remaining balance comprises foreign bonds and capital securities. Figure 26 shows the composition, yields and remaining maturities of these securities.

Figure 26. Held-to-Maturity Securities

	Collateralized	Other					Weighted-
dollars in millions	Mortgage Obligations	Mortgage-backed Securities	Other Securities		Total		Average Yield (a)
September 30, 2015
Remaining maturity:
One year or less	—	—	$9		$9		2.34%
After one through five years	$4,299	—	11		4,310		1.89
After five through ten years	—	$617	—		617		2.71

Amortized cost	$4,299	$617	$20		$4,936		1.99%
Fair value	4,300	620	20		4,940		—
Weighted-average yield	1.89%	2.71%	2.64	%(b)	1.99	%(b)	—
Weighted-average maturity	3.3 years	6.2 years	1.9 years		3.7 years		—

December 31, 2014
Amortized cost	$4,755	$240	$20		$5,015		1.95%
Fair value	4,713	241	20		4,974		—

September 30, 2014
Amortized cost	$4,977	—	$20		$4,997		1.92%
Fair value	4,891	—	20		4,911		—

(a)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.
(b)	Excludes $5 million of securities at September 30, 2015, that have no stated yield.

Other investments

Principal investments — investments in equity and debt instruments made by our Principal Investing unit — represented 49% of other investments at September 30, 2015. They include direct investments (investments made in a particular company) as well as indirect investments (investments made through funds that include other investors). Principal investments are predominantly made in privately held companies and are carried at fair value. The fair value of the direct investments was $66 million at September 30, 2015, $104 million at December 31, 2014, and $115 million at September 30, 2014, while the fair value of the indirect investments was $271 million at September 30, 2015, $302 million at December 31, 2014, and $353 million at September 30, 2014. Under the requirements of the Volcker Rule, we will be required to dispose of some or all of our indirect principal investments. The Federal Reserve extended the conformance period to July 21, 2016, for all banking entities with respect to covered funds. The Federal Reserve also indicated its intent to exercise the authority granted by Section 13 of the Bank Holding Company Act to grant the final one-year extension until July 21, 2017. If this authority is not exercised by the Federal Reserve, Key is permitted to file for an additional extension of up to five years for illiquid funds, to retain the indirect investments for a longer period of time. We plan to apply for the extension, if not granted automatically, and hold the investments. As of September 30, 2015, we have not committed to a plan to sell these investments. For more information about the Volcker Rule, see the discussion under the heading “Other Regulatory Developments under the Dodd-Frank Act – ‘Volcker Rule’” in the section entitled “Supervision and Regulation” beginning on page 16 of our 2014 Form 10-K.

In addition to principal investments, “other investments” include other equity and mezzanine instruments, such as certain real-estate-related investments and an indirect ownership interest in a partnership, that are carried at fair value, as well as other types of investments that generally are carried at cost. The real-estate-related investments were valued at $9 million at September 30, 2015, $10 million at December 31, 2014, and $13 million at September 30, 2014. The indirect investment in a partnership was valued at $4 million at September 30, 2015, December 31, 2014, and September 30, 2014. These investments may be subject to the disposal requirements under the Volcker Rule, as described in the previous paragraph.

Most of our other investments are not traded on an active market. We determine the fair value at which these investments should be recorded based on the nature of the specific investment and all available relevant information. This review may encompass such factors as the issuer’s past financial performance and future potential, the values of public companies in comparable businesses, the risks associated with the particular business or investment type, current market conditions, the nature and duration of resale restrictions, the issuer’s payment history, our knowledge of the industry, third-party data, and other relevant factors. During the first nine months of 2015, net gains from our principal investing activities (including results attributable to noncontrolling interests) totaled $51 million, which includes $39 million of net unrealized losses. These net gains are recorded as “net gains (losses) from principal investing” on the income statement. Additional information regarding these investments is provided in Note 5 (“Fair Value Measurements”).

Deposits and other sources of funds

Domestic deposits are our primary source of funding. The composition of our average deposits is shown in Figure 8 in the section entitled “Net interest income.” During the third quarter of 2015, average domestic deposits were $70 billion and represented 84% of the funds we used to support loans and other earning assets, compared to $67.7 billion and 87% during the third quarter of 2014. NOW and money market deposit accounts increased $2.3 billion, and noninterest-bearing deposits increased $966 million, reflecting continued growth in the commercial mortgage servicing business and inflows from commercial and consumer clients. These increases were partially offset by a decline in certificates of deposit.

Wholesale funds, consisting of deposits in our foreign office and short-term borrowings, averaged $1.9 billion during the third quarter of 2015, compared to $2.3 billion during the third quarter of 2014. The change from the third quarter of 2014 was caused by a decrease of $317 million in federal funds purchased and securities sold under agreements to repurchase and a decline of $103 million in foreign office deposits, partially offset by an $83 million increase in bank notes and other short-term borrowings.

Capital

At September 30, 2015, our shareholders’ equity was $10.7 billion, up $175 million from December 31, 2014. The following sections discuss certain factors that contributed to this change. For other factors that contributed to the change, see the Consolidated Statements of Changes in Equity (Unaudited).

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

During the third quarter of 2015, we repurchased $123 million of common shares under our 2015 capital plan authorization.

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

Consistent with the 2015 capital plan, we made a dividend payment of $.075 per share, or $63 million, on our common shares during the third quarter of 2015.

We also made a quarterly dividend payment of $1.9375 per share, or $5.6 million, on our Series A Preferred Stock during the third quarter of 2015.

Common shares outstanding

Our common shares are traded on the NYSE under the symbol KEY with 27,385 holders of record at September 30, 2015. Our book value per common share was $12.47 based on 835.3 million shares outstanding at September 30, 2015, compared to $11.91 per common share based on 859.4 million shares outstanding at December 31, 2014, and $11.74 per common share based on 868.5 million shares outstanding at September 30, 2014. At September 30, 2015, our tangible book value per common share was $11.17, compared to $10.65 per common share at December 31, 2014, and $10.47 per common share at September 30, 2014.

Figure 27 shows activities that caused the change in outstanding common shares over the past five quarters.

Figure 27. Changes in Common Shares Outstanding

	2015			2014
in thousands	Third	Second	First	Fourth	Third
Shares outstanding at beginning of period	843,608	850,920	859,403	868,477	876,823
Common shares repurchased	(8,386)	(8,794)	(14,087)	(9,786)	(8,830)
Shares reissued (returned) under employee benefit plans	63	1,482	5,571	712	484
Series A Preferred Stock exchanged for common shares	—	—	33	—	—

Shares outstanding at end of period	835,285	843,608	850,920	859,403	868,477

As shown above, common shares outstanding decreased by 8.3 million shares during the third quarter of 2015 due to share repurchases under our 2015 capital plan, partially offset by the net activity in our employee benefit plans.

At September 30, 2015, we had 181.7 million treasury shares, compared to 157.6 million treasury shares at December 31, 2014, and 148.5 million treasury shares at September 30, 2014. Going forward we expect to reissue treasury shares as needed in connection with stock-based compensation awards and for other corporate purposes.

Information on repurchases of common shares by KeyCorp is included in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this report.

Capital adequacy

Capital adequacy is an important indicator of financial stability and performance. All of our capital ratios remained in excess of regulatory requirements at September 30, 2015. Our capital and liquidity levels are intended to position us to weather an adverse credit cycle while continuing to serve our clients’ needs, as well as to meet the Regulatory Capital Rules described in the “Supervision and regulation” section of Item 2 of this report. Our shareholders’ equity to assets ratio was 11.22% at September 30, 2015, compared to 11.22% at December 31, 2014, and 11.68% at September 30, 2014. Our tangible common equity to tangible assets ratio was 9.90% at September 30, 2015, compared to 9.88% at December 31, 2014, and 10.26% at September 30, 2014.

Federal banking regulators have promulgated minimum risk-based capital and leverage ratio requirements for BHCs like KeyCorp and their banking subsidiaries like KeyBank. As of January 1, 2015, Key and KeyBank (consolidated) were each required to maintain a minimum Tier 1 risk-based capital ratio of 6.00%, a total risk-based capital ratio of 8.00%, and a Tier 1 leverage ratio of 4.00%. At September 30, 2015, our Tier 1 risk-based capital ratio, total risk-based capital ratio, and Tier 1 leverage ratio were 10.87%, 12.47%, and 10.68%, respectively, compared to 11.90%, 13.89%, and 11.26%, respectively, at December 31, 2014, and 12.01%, 14.10%, and 11.15%, respectively, at September 30, 2014. In addition, as of January 1, 2015, Key and KeyBank (consolidated) were each required to maintain a minimum Common Equity Tier 1 capital ratio of 4.5%. At September 30, 2015, our Common Equity Tier 1 capital ratio was 10.47%.

The adoption of the Regulatory Capital Rules changes the regulatory capital standards that apply to BHCs by phasing out the treatment of capital securities and cumulative preferred securities as eligible Tier 1 capital. The phase-out period, which began January 1, 2015, for standardized approach banking organizations such as KeyCorp, will result in our trust preferred securities issued by the KeyCorp capital trusts being treated only as Tier 2 capital by 2016. The trust preferred securities issued by the KeyCorp capital trusts contribute $85 million, or 9 basis points, to our Tier 1 risk-based capital ratio of 10.87% and Tier 1 leverage ratio of 10.68% at September 30, 2015. The trust preferred securities contribute $340 million, or 37 basis points, to our total risk-based capital ratio of 12.47% at September 30, 2015. The new minimum capital and leverage ratios under the Regulatory Capital Rules together with the estimated ratios of Key at September 30, 2015, calculated on a fully phased-in basis, are set forth under the heading “New minimum capital and leverage ratio requirements” in the “Supervision and regulation” section in Item 2 of this report.

As previously indicated in the “Supervision and Regulation” section of Item 1 of our 2014 Form 10-K under the heading “Revised prompt corrective action capital category ratios,” the prompt corrective action capital category regulations do not apply to BHCs. If, however, these regulations did apply to BHCs, we believe KeyCorp would qualify for the “well capitalized” capital category at September 30, 2015. Moreover, after accounting for the phase-out of our trust preferred securities as Tier 1 eligible (and as Tier 2 instead) as of September 30, 2015, we estimate KeyCorp would still qualify for the “well capitalized” capital category under the Regulatory Capital Rules, with an estimated Tier 1 risk-based capital ratio, estimated Tier 1 leverage ratio, estimated Common Equity Tier 1 capital ratio, and estimated total risk-based capital ratio of 10.78%, 10.59%, 10.47%, and 12.47%, respectively. The new threshold ratios for a “well capitalized” and an “adequately capitalized” institution under the Regulatory Capital Rules are described in the “Supervision and regulation” section of Item 2 of this report under the heading “Revised prompt corrective action capital category ratios.” Since the regulatory capital categories under these regulations serve a limited supervisory function, investors should not use them as a representation of the overall financial condition or prospects of KeyCorp. A discussion of the regulatory capital standards and other related capital adequacy regulatory standards is included in the section “Regulatory capital and liquidity” in “Supervision and Regulation” under Item 1 of our 2014 Form 10-K.

Traditionally, the banking regulators have assessed bank and BHC capital adequacy based on both the amount and composition of capital, the calculation of which is prescribed in federal banking regulations. The Federal Reserve’s assessment of capital adequacy previously focused on a component of Tier 1 risk-based capital, known as Tier 1 common equity, and its review of the consolidated capitalization of SIFIs, including KeyCorp. The capital modifications mandated by the Regulatory Capital Rules, which became effective on January 1, 2015, for Key, require higher and better-quality capital and introduced a new capital measure, “Common Equity Tier 1.” Common Equity Tier 1 is not formally defined by GAAP and is considered to be a non-GAAP financial measure. Figure 7 in the “Highlights of Our Performance” section reconciles Key shareholders’ equity, the GAAP performance measure, to Common Equity Tier 1, the corresponding non-GAAP measure. Our Common Equity Tier 1 ratio was 10.47% at September 30, 2015.

At September 30, 2015, for Key’s consolidated operations, we had a federal net deferred tax asset of $211 million and a state deferred tax asset of $28 million, compared to a federal net deferred tax asset of $195 million and a state deferred tax asset of $22 million at December 31, 2014, and a federal net deferred tax asset of $176 million and a state deferred tax asset of $21 million at September 30, 2014. We had a valuation allowance against the gross deferred tax assets associated with certain state net operating loss carryforwards and state credit carryforwards of less than $1 million at September 30, 2015, and at December 31, 2014, and $1 million at September 30, 2014. Starting with the implementation of the Regulatory Capital Rules on January 1, 2015, deferred tax assets that arise from net operating loss and tax credit carryforwards are deductible from Common Equity Tier 1 on a phase-in basis. As of September 30, 2015, this balance was approximately $1 million.

Figure 28 represents the details of our regulatory capital position at September 30, 2015, under the Regulatory Capital Rules. Figure 29 represents the details of our regulatory capital position at December 31, 2014, and September 30, 2014.

Figure 28. Capital Components and Risk-Weighted Assets (Regulatory Capital Rules)

dollars in millions	September 30, 2015
COMMON EQUITY TIER 1
Key shareholders’ equity (GAAP)	$10,705
Less: Series A Preferred Stock (a)	281

Common Equity Tier 1 capital before adjustments and deductions	10,424

Less: Goodwill, net of deferred taxes	1,036
Intangible assets, net of deferred taxes	29
Deferred tax assets	1
Net unrealized gains (losses) on available-for-sale securities, net of deferred taxes	54
Accumulated gains (losses) on cash flow hedges, net of deferred taxes	21
Amounts in AOCI attributed to pension and postretirement benefit costs, net of deferred taxes	(385)

Total Common Equity Tier 1 capital	$9,668

TIER 1 CAPITAL
Common Equity Tier 1	$9,668
Additional Tier 1 capital instruments and related surplus	281
Non-qualifying capital instruments subject to phase out	85
Less: Deductions	1

Total Tier 1 capital	10,033

TIER 2 CAPITAL
Tier 2 capital instruments and related surplus	614
Allowance for losses on loans and liability for losses on lending-related commitments (b)	868
Net unrealized gains on available-for-sale preferred stock classified as an equity security	—
Less: Deductions	—

Total Tier 2 capital	1,482

Total risk-based capital	$11,515

RISK-WEIGHTED ASSETS
Risk-weighted assets on balance sheet	$69,101
Risk-weighted off-balance sheet exposure	22,625
Market risk-equivalent assets	581

Gross risk-weighted assets	92,307
Less: Excess allowance for loan and lease losses	—

Net risk-weighted assets	$92,307

AVERAGE QUARTERLY TOTAL ASSETS	$93,982

CAPITAL RATIOS
Tier 1 risk-based capital	10.87%
Total risk-based capital	12.47
Leverage (c)	10.68
Common Equity Tier 1	10.47

(a)	Net of capital surplus.
(b)	The ALLL included in Tier 2 capital is limited by regulation to 1.25% of the institution’s standardized total risk-weighted assets (excluding its standardized market risk-weighted assets). The ALLL includes $23 million of allowance classified as “discontinued assets” on the balance sheet at September 30, 2015.
(c)	This ratio is Tier 1 capital divided by average quarterly total assets as defined by the Federal Reserve less: (i) goodwill, (ii) the disallowed intangible and deferred tax assets, and (iii) other deductions from assets for leverage capital purposes.

Figure 29. Capital Components and Risk-Weighted Assets

dollars in millions	December 31, 2014	September 30, 2014
TIER 1 CAPITAL
Key shareholders’ equity	$10,530	$10,486
Qualifying capital securities	339	340
Less: Goodwill	1,057	1,051
Accumulated other comprehensive income (a)	(395)	(366)
Other assets (b)	83	110

Total Tier 1 capital	10,124	10,031

TIER 2 CAPITAL
Allowance for losses on loans and liability for losses on lending-related commitments (c)	859	870
Net unrealized gains on equity securities available for sale	1	2
Qualifying long-term debt	840	880

Total Tier 2 capital	1,700	1,752

Total risk-based capital	$11,824	$11,783

TIER 1 COMMON EQUITY
Tier 1 capital	$10,124	$10,031
Less: Qualifying capital securities	339	340
Series A Preferred Stock (d)	282	282

Total Tier 1 common equity	$9,503	$9,409

RISK-WEIGHTED ASSETS
Risk-weighted assets on balance sheet	$66,054	$65,245
Risk-weighted off-balance sheet exposure	19,360	18,721
Less: Goodwill	1,057	1,051
Other assets (b)	120	295
Plus: Market risk-equivalent assets	863	927

Gross risk-weighted assets	85,100	83,547
Less: Excess allowance for loan and lease losses	—	—

Net risk-weighted assets	$85,100	$83,547

AVERAGE QUARTERLY TOTAL ASSETS	$91,116	$91,283

CAPITAL RATIOS
Tier 1 risk-based capital	11.90%	12.01%
Total risk-based capital	13.89	14.10
Leverage (e)	11.26	11.15
Tier 1 common equity	11.17	11.26

(a)	Includes net unrealized gains or losses on securities available for sale (except for net unrealized losses on marketable equity securities), net gains or losses on cash flow hedges, and amounts resulting from the application of the applicable accounting guidance for defined benefit and other postretirement plans.
(b)	Other assets deducted from Tier 1 capital and risk-weighted assets consist of disallowed intangible assets (excluding goodwill) and deductible portions of nonfinancial equity investments. There were no disallowed deferred tax assets at December 31, 2014, and September 30, 2014.
(c)	The ALLL included in Tier 2 capital is limited by regulation to 1.25% of the sum of gross risk-weighted assets plus low level exposures and residual interests calculated under the direct reduction method, as defined by the Federal Reserve. The ALLL includes $29 million and $31 million of allowance classified as “discontinued assets” on the balance sheet at December 31, 2014, and September 30, 2014, respectively.
(d)	Net of capital surplus.
(e)	This ratio is Tier 1 capital divided by average quarterly total assets as defined by the Federal Reserve less: (i) goodwill, (ii) the disallowed intangible assets described in footnote (b), and (iii) deductible portions of nonfinancial equity investments; plus assets derecognized as an offset to AOCI resulting from the adoption and subsequent application of the applicable accounting guidance for defined benefit and other postretirement plans.

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

Actual losses for the total covered positions did not exceed aggregate daily VaR on any day during the quarters ended September 30, 2015, and September 30, 2014. The MRM backtests our VaR model on a daily basis to evaluate its predictive power. The test compares VaR model results at the 99% confidence level to daily held profit and loss. Results of backtesting are provided to the Market Risk Committee. Backtesting exceptions occur when trading losses exceed VaR.

We do not engage in correlation trading, or utilize the internal model approach for measuring default and credit migration risk. Our net VaR approach incorporates diversification, but our VaR calculation does not include the impact of counterparty risk and our own credit spreads on derivatives.

The aggregate VaR at the 99% confidence level for all covered positions was $1.3 million at September 30, 2015, and $1.1 million at September 30, 2014. The increase in aggregate VaR was primarily due to the increased exposure in our credit derivative portfolio and the composition of our fixed income portfolio. Figure 30 summarizes our VaR at the 99% confidence level for significant portfolios of covered positions for the three months ended September 30, 2015, and September 30, 2014. During this period, none of our significant portfolios daily trading VaR numbers exceeded their VaR limits or stress VaR limits.

Figure 30. VaR for Significant Portfolios of Covered Positions

	2015				2014
	Three months ended September 30,				Three months ended September 30,
in millions	High	Low	Mean	September 30,	High	Low	Mean	September 30,
Trading account assets:
Fixed income	$.9	$.3	$.5	$.6	$.7	$.3	$.5	$.4
Derivatives:
Interest rate	$.1	—	$.1	$.1	$.2	$.1	$.1	$.1
Credit	.4	$.1	.3	.4	.3	.1	.2	.3

Stressed VaR is calculated using our general VaR results at the 99% confidence level and applying certain assumptions. The aggregate stressed VaR for all covered positions was $3.8 million at September 30, 2015, and $3.4 million at September 30, 2014. Figure 31 summarizes our stressed VaR for significant portfolios of covered positions for the three months ended September 30, 2015, and September 30, 2014, as used for market risk capital charge calculation purposes.

Figure 31. Stressed VaR for Significant Portfolios of Covered Positions

	2015				2014
	Three months ended September 30,				Three months ended September 30,
in millions	High	Low	Mean	September 30,	High	Low	Mean	September 30,
Trading account assets:
Fixed income	$2.6	$1.0	$1.6	$1.9	$2.1	$1.0	$1.5	$1.2
Derivatives:
Interest rate	$.4	$.1	$.2	$.2	$.7	$.2	$.4	$.2
Credit	1.3	.4	.8	1.3	1.0	.4	.6	1.0

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

Figure 32 presents the results of the simulation analysis at September 30, 2015, and September 30, 2014. At September 30, 2015, our simulated exposure to changes in interest rates was moderately asset sensitive, and net interest income would benefit over time from either an increase in short-term or intermediate-term interest rates. Tolerance levels for risk management require the development of remediation plans to maintain residual risk within tolerance if simulation modeling demonstrates that a gradual increase or decrease in short-term interest rates over the next 12 months would adversely affect net interest income over the same period by more than 4%. As shown in Figure 32, we are operating within these levels as of September 30, 2015.

Figure 32. Simulated Change in Net Interest Income

September 30, 2015
Basis point change assumption (short-term rates)	-25	+200
Tolerance level	-4.00%	-4.00%

Interest rate risk assessment	-.54%	2.39%

September 30, 2014
Basis point change assumption (short-term rates)	-25	+200
Tolerance level	-4.00%	-4.00%

Interest rate risk assessment	-1.04%	3.34%

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

Economic value of equity modeling. EVE complements net interest income simulation analysis as it estimates risk exposure beyond 12-, 24-, and 36-month horizons. EVE modeling measures the extent to which the economic values of assets, liabilities and off-balance sheet instruments may change in response to fluctuations in interest rates. EVE is calculated by subjecting the balance sheet to an immediate 200 basis point increase or decrease in interest rates, measuring the resulting change in the values of assets, liabilities and off-balance sheet instruments, and comparing those amounts with the base case of an unchanged interest rate environment. Because the calculation of EVE under an immediate 200 basis point decrease in interest rates in the current low rate environment results in certain interest rates declining to zero and a less than 200 basis point decrease in certain yield curve term points, we have modified the standard declining rate scenario to an immediate 100 basis point decrease. This analysis is highly dependent upon assumptions applied to assets and liabilities with non-contractual maturities. Those assumptions are based on historical behaviors, as well as our expectations. We develop remediation plans that would maintain residual risk within tolerance if this analysis indicates that our EVE will decrease by more than 15% in response to an immediate increase or decrease in interest rates. We are operating within these guidelines as of September 30, 2015.

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

Figure 33. Portfolio Swaps by Interest Rate Risk Management Strategy

	September 30, 2015
				Weighted-Average			September 30, 2014
dollars in millions	Notional Amount	Fair Value		Maturity (Years)	Receive Rate	Pay Rate	Notional Amount	Fair Value
Receive fixed/pay variable — conventional A/LM (a)	$10,705	$74		2.5	1.0%	.2%	$9,300	$(10)
Receive fixed/pay variable — conventional debt	7,004	275		3.8	2.0	.2	4,434	180
Pay fixed/receive variable — conventional debt	50	(8)		12.8	.3	3.6	50	(4)

Total portfolio swaps	$17,759	$341	(b)	3.0	1.4%	.2%	$13,784	$166 (b)

(a)	Portfolio swaps designated as A/LM are used to manage interest rate risk tied to both assets and liabilities.
(b)	Excludes accrued interest of $45 million and $28 million for September 30, 2015, and September 30, 2014, respectively.

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

Our credit ratings at September 30, 2015, are shown in Figure 34. We believe these credit ratings, under normal conditions in the capital markets, will enable KeyCorp or KeyBank to issue fixed income securities to investors.

Figure 34. Credit Ratings

September 30, 2015	Short-Term Borrowings	Long-Term Deposits	Senior Long-Term Debt	Subordinated Long-Term Debt	Capital Securities	Series A Preferred Stock
KEYCORP (THE PARENT COMPANY)
Standard & Poor’s	A-2	N/A	BBB+	BBB	BB+	BB+
Moody’s	P-2	N/A	Baa1	Baa1	Baa2	Baa3
Fitch	F1	N/A	A-	BBB+	BB+	BB
DBRS	R-2(high)	N/A	BBB(high)	BBB	BBB	N/A
KEYBANK
Standard & Poor’s	A-2	N/A	A-	BBB+	N/A	N/A
Moody’s	P-1	Aa3	A3	Baa1	N/A	N/A
Fitch	F1	A	A-	BBB+	N/A	N/A
DBRS	R-1(low)	A(low)	A(low)	BBB(high)	N/A	N/A

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

We maintain a Contingency Funding Plan that outlines the process for addressing a liquidity crisis. The plan provides for an evaluation of funding sources under various market conditions. It also assigns specific roles and responsibilities for managing liquidity through a problem period. As part of the plan, we maintain on-balance sheet liquid reserves referred to as our liquid asset portfolio, which consists of high quality liquid assets. During a problem period, that reserve could be used as a source of funding to provide time to develop and execute a longer-term strategy. The liquid asset portfolio at September 30, 2015, totaled $14.7 billion, consisting of $12.8 billion of unpledged securities, $640 million of securities available for secured funding at the FHLB, and $1.3 billion of net balances of federal funds sold and balances in our Federal Reserve account. The liquid asset portfolio can fluctuate due to excess liquidity, heightened risk, or prefunding of expected outflows, such as debt maturities. Additionally, as of September 30, 2015, our unused borrowing capacity secured by loan collateral was $19.5 billion at the Federal Reserve Bank of Cleveland and $2.9 billion at the FHLB. During the third quarter of 2015, Key’s outstanding FHLB advances were reduced by $12 million due to repayments.

Final U.S. liquidity coverage ratio

Under the Liquidity Coverage Rules, we will be required to calculate the Modified LCR. Implementation for Modified LCR banking organizations, like Key, will begin on January 1, 2016, with a minimum requirement of 90% coverage, reaching 100% coverage by January 1, 2017. For the third quarter of 2015, our estimated Modified LCR was above 100%. In the future, we may change the composition of our investment portfolio, increase the size of the overall investment portfolio, and modify product offerings to enhance or optimize our liquidity position.

Additional information about the Liquidity Coverage Ratio is included in the “Supervision and Regulation” section under the heading “U.S. implementation of the Basel III liquidity framework” beginning on page 12 of our 2014 Form 10-K.

Long-term liquidity strategy

Our long-term liquidity strategy is to be predominantly funded by core deposits. However, we may use wholesale funds to sustain an adequate liquid asset portfolio, meet daily cash demands, and allow management flexibility to execute business initiatives. Key’s client-based relationship strategy provides for a strong core deposit base that, in conjunction with intermediate and long-term wholesale funds managed to a diversified maturity structure and investor base, supports our liquidity risk management strategy. We use the loan-to-deposit ratio as a metric to monitor these strategies. Our target loan-to-deposit ratio is 90-100% (at September 30, 2015, our loan-to-deposit ratio was 89%), which we calculate as total loans, loans held for sale, and nonsecuritized discontinued loans divided by domestic deposits.

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

On September 15, 2015, under its Medium-Term Note Program, KeyCorp issued $1 billion of 2.90% Senior Medium-Term Notes due September 15, 2020.

On September 29, 2015, we updated the KeyBank Global Note Program. This program has $20 billion authorized for issuance, separate from the $20 billion authorized for the 2012 program. There will be no additional notes issued under the 2012 program.

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

We use a parent cash coverage months metric as the primary measure to assess parent company liquidity. The parent cash coverage months metric measures the months into the future where projected obligations can be met with the current amount of liquidity. We generally issue term debt to supplement dividends from KeyBank to manage our liquidity position at or above our targeted levels. The parent company generally maintains cash and short-term investments in an amount sufficient to meet projected debt maturities over at least the next 24 months. At September 30, 2015, KeyCorp held $2.7 billion in short-term investments, which we projected to be sufficient to meet our projected obligations, including the repayment of our maturing debt obligations for the periods prescribed by our risk tolerance.

Typically, KeyCorp meets its liquidity requirements through regular dividends from KeyBank, supplemented with term debt. Federal banking law limits the amount of capital distributions that a bank can make to its holding company without prior regulatory approval. A national bank’s dividend-paying capacity is affected by several factors, including net profits (as defined by statute) for the two previous calendar years and for the current year, up to the date of dividend declaration. During the third quarter of 2015, KeyBank paid KeyCorp $250 million in dividends; nonbank subsidiaries did not pay any cash dividends or noncash dividends to KeyCorp. KeyCorp did not make any capital infusions to KeyBank during the third quarter of 2015. As of September 30, 2015, KeyBank had $903 million of capacity to pay dividends to KeyCorp without prior regulatory approval.

Our liquidity position and recent activity

Over the past quarter, our liquid asset portfolio, which includes overnight and short-term investments, as well as unencumbered, high quality liquid securities held as protection against a range of potential liquidity stress scenarios, has decreased as a result of net customer loan and deposit flows and offset by an increase in unpledged securities. The liquid asset portfolio continues to exceed the amount that we estimate would be necessary to manage through an adverse liquidity event by providing sufficient time to develop and execute a longer-term solution.

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

We generate cash flows from operations and from investing and financing activities. We have approximately $204 million of cash and cash equivalents and short-term investments in international tax jurisdictions as of September 30, 2015. As we consider alternative long-term strategic and liquidity plans, opportunities to repatriate these amounts would result in approximately $3 million in taxes to be paid. We have included the appropriate amount as a deferred tax liability at September 30, 2015.

The Consolidated Statements of Cash Flows (Unaudited) summarize our sources and uses of cash by type of activity for the nine-month periods ended September 30, 2015, and September 30, 2014.

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

We maintain an active concentration management program to mitigate concentration risk in our credit portfolios. For individual obligors, we employ a sliding scale of exposure, known as hold limits, which is dictated by the type of loan and strength of the borrower. Our legal lending limit is approximately $1.6 billion for any individual borrower. However, internal hold limits generally restrict the largest exposures to less than 20% of that amount. As of September 30, 2015, we had eight client relationships with loan commitments net of credit default swaps of more than $200 million. The average amount outstanding on these eight individual net obligor commitments was $45 million at September 30, 2015. In general, our philosophy is to maintain a diverse portfolio with regard to credit exposures.

We actively manage the overall loan portfolio in a manner consistent with asset quality objectives and concentration risk tolerances to mitigate portfolio credit risk. We utilize credit default swaps on a limited basis to transfer a portion of the credit risk associated with a particular extension of credit to a third party. At September 30, 2015, we used credit default swaps with a notional amount of $357 million to manage the credit risk associated with specific commercial lending obligations. We may also sell credit derivatives — primarily single name credit default swaps — to offset our purchased credit default swap position prior to maturity. At September 30, 2015, we did not have any sold credit default swaps outstanding.

Credit default swaps are recorded on the balance sheet at fair value. Related gains or losses, as well as the premium paid or received for credit protection, are included in the “corporate services income” and “other income” components of noninterest income.

Allowance for loan and lease losses

At September 30, 2015, the ALLL was $790 million, or 1.31% of period-end loans, compared to $794 million, or 1.38%, at December 31, 2014, and $804 million, or 1.43%, at September 30, 2014. The allowance includes $36 million that was specifically allocated for impaired loans of $318 million at September 30, 2015, compared to $40 million that was specifically allocated for impaired loans of $302 million at December 31, 2014, and $38 million that was specifically allocated for impaired loans of $299 million at September 30, 2014. For more information about impaired loans, see Note 4 (“Asset Quality”). At September 30, 2015, the ALLL was 197.5% of nonperforming loans, compared to 190.0% at December 31, 2014, and 200.5% at September 30, 2014.

Selected asset quality statistics for each of the past five quarters are presented in Figure 35. The factors that drive these statistics are discussed in the remainder of this section.

Figure 35. Selected Asset Quality Statistics from Continuing Operations

	2015			2014
dollars in millions	Third	Second	First	Fourth	Third
Net loan charge-offs	$41	$36	$28	$32	$31
Net loan charge-offs to average total loans	.27%	.25%	.20%	.22%	.22%
Allowance for loan and lease losses	$790	$796	$794	$794	$804
Allowance for credit losses (a)	844	841	835	829	839
Allowance for loan and lease losses to period-end loans	1.31%	1.37%	1.37%	1.38%	1.43%
Allowance for credit losses to period-end loans	1.40	1.44	1.44	1.44	1.49
Allowance for loan and lease losses to nonperforming loans	197.5	190.0	181.7	190.0	200.5
Allowance for credit losses to nonperforming loans	211.0	200.7	191.1	198.3	209.2
Nonperforming loans at period end (b)	$400	$419	$437	$418	$401
Nonperforming assets at period end	417	440	457	436	418
Nonperforming loans to period-end portfolio loans	.67%	.72%	.75%	.73%	.71%
Nonperforming assets to period-end portfolio loans plus
OREO and other nonperforming assets	.69	.75	.79	.76	.74

(a)	Includes the ALLL plus the liability for credit losses on lending-related unfunded commitments.
(b)	Loan balances exclude $12 million, $12 million, $12 million, $13 million, and $14 million of PCI loans at September 30, 2015, June 30, 2015, March 31, 2015, December 31, 2014, and September 30, 2014, respectively.

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

In the third quarter of 2015, we enhanced the approach used to determine the commercial reserve factors used in estimating the quantitative component of the commercial ALLL. In addition, we began utilizing an enhanced framework to quantify commercial ALLL adjustments resulting from qualitative factors not fully captured within the statistical analysis of incurred loss. The enhancements of the methodology are described in Note 1 (“Basis of Presentation and Accounting Policies”) under the heading “Allowance for Loan and Lease Losses.” As a result of the methodology enhancements, the current quarter ALLL within each commercial portfolio and the current quarter provision for credit losses within each business segment has increased or decreased accordingly. The impact of the increases and decreases in the commercial portfolio ALLL and the business segment provision for credit losses was not significant.

For all commercial and consumer loan TDRs, regardless of size, as well as impaired commercial loans with an outstanding balance of $2.5 million or greater, we conduct further analysis to determine the probable loss content and assign a specific allowance to the loan if deemed appropriate. We estimate the extent of the individual impairment for commercial loans and TDRs by comparing the recorded investment of the loan with the estimated present value of its future cash flows, the fair value of its underlying collateral, or the loan’s observable market price. Secured consumer loan TDRs that are discharged through Chapter 7 bankruptcy and not formally re-affirmed are adjusted to reflect the fair value of the underlying collateral, less costs to sell. Other consumer loan TDRs are combined in homogenous pools and assigned a specific allocation based on the estimated present value of future cash flows using the effective interest rate. A specific allowance also may be assigned — even when sources of repayment appear sufficient — if we remain uncertain about whether the loan will be repaid in full. On at least a quarterly basis, we evaluate the appropriateness of our loss estimation methods to reduce differences between estimated incurred losses and actual losses. The ALLL at September 30, 2015, represents our best estimate of the probable credit losses inherent in the loan portfolio at that date.

As shown in Figure 36, our ALLL decreased by $14 million, or 1.7%, during the past 12 months, primarily because of the improvement in the credit quality of our loan portfolios. Our delinquency trends have declined during the past 12 months due to a modest level of loan growth, relatively stable economic conditions, and continued run-off in our exit loan portfolio reflecting our effort to maintain a moderate enterprise risk tolerance. Our liability for credit losses on lending-related commitments increased by $19 million to $54 million at September 30, 2015. When combined with our ALLL, our total allowance for credit losses represented 1.40% of period-end loans at September 30, 2015, compared to 1.44% at December 31, 2014, and 1.49% at September 30, 2014.

Figure 36. Allocation of the Allowance for Loan and Lease Losses

	September 30, 2015			December 31, 2014			September 30, 2014
dollars in millions	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans
Commercial, financial and agricultural	$438	55.4%	51.8%	$391	49.2%	48.8%	$386	48.0%	47.5%
Commercial real estate:
Commercial mortgage	139	17.6	13.6	148	18.7	14.0	159	19.8	14.7
Construction	25	3.2	1.8	28	3.5	1.9	28	3.5	1.9

Total commercial real estate loans	164	20.8	15.4	176	22.2	15.9	187	23.3	16.6
Commercial lease financing	45	5.7	6.5	56	7.1	7.4	55	6.8	7.4

Total commercial loans	647	81.9	73.7	623	78.5	72.1	628	78.1	71.5
Real estate — residential mortgage	19	2.4	3.7	23	2.9	3.9	22	2.7	3.9
Home equity:
Community Banking	54	6.8	17.1	66	8.3	18.1	71	8.8	18.5
Other	4	.5	.4	5	.6	.5	6	.8	.5

Total home equity loans	58	7.3	17.5	71	8.9	18.6	77	9.6	19.0
Consumer other — Community Banking	20	2.5	2.7	22	2.8	2.7	24	3.0	2.7
Credit cards	32	4.1	1.3	33	4.1	1.3	32	4.0	1.3
Consumer other:
Marine	13	1.7	1.0	21	2.7	1.3	19	2.4	1.5
Other	1	.1	.1	1	.1	.1	2	.2	.1

Total consumer other	14	1.8	1.1	22	2.8	1.4	21	2.6	1.6

Total consumer loans	143	18.1	26.3	171	21.5	27.9	176	21.9	28.5

Total loans (a)	$790	100.0%	100.0%	$794	100.0%	100.0%	$804	100.0%	100.0%

(a)	Excludes allocations of the ALLL related to the discontinued operations of the education lending business in the amount of $23 million, $29 million, and $31 million at September 30, 2015, December 31, 2014, and September 30, 2014, respectively.

Our provision for credit losses was $45 million for the third quarter of 2015, compared to $19 million for the third quarter of 2014. The increase in our provision is due to the growth in our loan portfolio over the past twelve months as well as lower recoveries in the third quarter of 2015 compared to the same period one year ago. We continue to reduce our exposure in our higher-risk businesses, including the residential properties portion of our construction loan portfolio, Marine/RV financing, and other selected leasing portfolios through the sale of certain loans, payments from borrowers, or net loan charge-offs.

Credit quality on our oil and gas loan portfolio, which represents approximately 2% of total loans at September 30, 2015, remains solid, with net loan charge-offs lower than those on our overall portfolio. Our ALLL reflects the estimated impact of current oil prices at September 30, 2015.

The provision for credit losses and allowance for credit losses reflect the most recent review under the Shared National Credit Program, which did not have a material impact on our overall allowance for credit losses at September 30, 2015.

Net loan charge-offs

Net loan charge-offs for the third quarter of 2015 totaled $41 million, or .27% of average loans, compared to net loan charge-offs of $31 million, or .22%, for the same period last year. Figure 37 shows the trend in our net loan charge-offs by loan type, while the composition of loan charge-offs and recoveries by type of loan is presented in Figure 38.

Over the past 12 months, net loan charge-offs increased $10 million. This increase is attributable to the growth in our loan portfolio over the same period. As shown in Figure 40, our exit loan portfolio did not contribute any net loan charge-offs for the third quarter of 2015, compared to $4 million in net loan charge-offs for the third quarter of 2014. The decrease in net loan charge-offs in our exit loan portfolio for the third quarter of 2015 was primarily driven by net recoveries in our commercial exit loan portfolio and lower levels of net loan charge-offs in our consumer exit loan portfolios.

Figure 37. Net Loan Charge-offs from Continuing Operations (a)

	2015			2014
dollars in millions	Third	Second	First	Fourth	Third
Commercial, financial and agricultural	$24	$15	$7	$4	$6
Real estate — Commercial mortgage	—	—	—	3	(2)
Real estate — Construction	—	(1)	1	—	1
Commercial lease financing	—	—	(2)	2	(1)

Total commercial loans	24	14	6	9	4
Home equity — Key Community Bank	4	7	5	6	6
Home equity — Other	(1)	1	—	—	1
Credit cards	6	7	8	7	9
Marine	3	3	2	3	2
Other	5	4	7	7	9

Total consumer loans	17	22	22	23	27

Total net loan charge-offs	$41	$36	$28	$32	$31

Net loan charge-offs to average loans	.27%	.25%	.20%	.22%	.22%
Net loan charge-offs from discontinued operations — education lending business	$7	$2	$6	$8	$7

(a)	Credit amounts indicate that recoveries exceeded charge-offs.

Figure 38. Summary of Loan and Lease Loss Experience from Continuing Operations

	Three months ended September 30,		Nine months ended September 30,
dollars in millions	2015	2014	2015	2014
Average loans outstanding	$59,281	$55,796	$58,263	$55,388

Allowance for loan and lease losses at beginning of period	$796	$814	$794	$848
Loans charged off:
Commercial, financial and agricultural (a)	26	12	59	35
Real estate — commercial mortgage	—	—	2	3
Real estate — construction	—	2	1	4

Total commercial real estate loans (b)	—	2	3	7
Commercial lease financing	2	1	5	6

Total commercial loans	28	15	67	48
Real estate — residential mortgage	1	2	4	7
Home equity:
Key Community Bank	6	9	21	29
Other	1	2	4	8

Total home equity loans	7	11	25	37
Consumer other — Key Community Bank	6	7	18	23
Credit cards	7	9	23	27
Consumer other:
Marine	4	4	14	18
Other	—	1	1	2

Total consumer other	4	5	15	20

Total consumer loans	25	34	85	114

Total loans charged off	53	49	152	162
Recoveries:
Commercial, financial and agricultural (a)	2	6	13	27
Real estate — commercial mortgage	—	2	2	4
Real estate — construction	—	1	1	16

Total commercial real estate loans (b)	—	3	3	20
Commercial lease financing	2	2	7	8

Total commercial loans	4	11	23	55
Real estate — residential mortgage	—	—	1	2
Home equity:
Key Community Bank	2	3	5	7
Other	2	1	4	4

Total home equity loans	4	4	9	11
Consumer other — Key Community Bank	1	1	5	4
Credit cards	1	—	2	1
Consumer other:
Marine	1	2	6	7
Other	1	—	1	1

Total consumer other	2	2	7	8

Total consumer loans	8	7	24	26

Total recoveries	12	18	47	81

Net loan charge-offs	(41)	(31)	(105)	(81)
Provision (credit) for loan and lease losses	36	21	102	37
Foreign currency translation adjustment	(1)	—	(1)	—

Allowance for loan and lease losses at end of period	$790	$804	$790	$804

Liability for credit losses on lending-related commitments at beginning of period	$45	$37	$35	$37
Provision (credit) for losses on lending-related commitments	9	(2)	19	(2)

Liability for credit losses on lending-related commitments at end of period (c)	$54	$35	$54	$35

Total allowance for credit losses at end of period	$844	$839	$844	$839

Net loan charge-offs to average total loans	.27%	.22%	.24%	.20%
Allowance for loan and lease losses to period-end loans	1.31	1.43	1.31	1.43
Allowance for credit losses to period-end loans	1.40	1.49	1.40	1.49
Allowance for loan and lease losses to nonperforming loans	197.5	200.5	197.5	200.5
Allowance for credit losses to nonperforming loans	211.0	209.2	211.0	209.2
Discontinued operations — education lending business:
Loans charged off	$9	$10	$25	$34
Recoveries	2	3	10	11

Net loan charge-offs	$(7)	$(7)	$(15)	$(23)

(a)	See Figure 18 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial, financial and agricultural loan portfolio.
(b)	See Figure 19 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial real estate loan portfolio.
(c)	Included in “accrued expense and other liabilities” on the balance sheet.

Nonperforming assets

Figure 39 shows the composition of our nonperforming assets. These assets totaled $417 million at September 30, 2015, and represented .69% of period-end portfolio loans, OREO and other nonperforming assets, compared to $436 million, or .76%, at December 31, 2014, and $418 million, or .74%, at September 30, 2014. See Note 1 (“Summary of Significant Accounting Policies”) under the headings “Nonperforming Loans,” “Impaired Loans,” and “Allowance for Loan and Lease Losses” beginning on page 116 of our 2014 Form 10-K for a summary of our nonaccrual and charge-off policies.

Figure 39. Summary of Nonperforming Assets and Past Due Loans from Continuing Operations

	September 30,	June 30,	March 31,	December 31,	September 30,
dollars in millions	2015	2015	2015	2014	2014
Commercial, financial and agricultural (a)	$89	$100	$98	$59	$47
Real estate — commercial mortgage	23	26	30	34	41
Real estate — construction	9	12	12	13	14

Total commercial real estate loans (b)	32	38	42	47	55
Commercial lease financing	21	18	20	18	14

Total commercial loans	142	156	160	124	116
Real estate — residential mortgage	67	67	72	79	81
Home equity:
Key Community Bank	174	176	182	185	174
Other	7	8	9	10	10

Total home equity loans	181	184	191	195	184
Consumer other — Key Community Bank	1	1	2	2	2
Credit cards	2	2	2	2	1
Consumer other:
Marine	6	8	9	15	16
Other	1	1	1	1	1

Total consumer other	7	9	10	16	17

Total consumer loans	258	263	277	294	285

Total nonperforming loans (c)	400	419	437	418	401
Nonperforming loans held for sale	—	—	—	—	—
OREO	17	20	20	18	16
Other nonperforming assets	—	1	—	—	1

Total nonperforming assets	$417	$440	$457	$436	$418

Accruing loans past due 90 days or more	$54	$66	$111	$96	$71
Accruing loans past due 30 through 89 days	271	181	216	235	340
Restructured loans — accruing and nonaccruing (d)	287	300	268	270	264
Restructured loans included in nonperforming loans (d)	160	170	141	157	137
Nonperforming assets from discontinued operations — education lending business	8	6	8	11	9
Nonperforming loans to period-end portfolio loans	.67%	.72%	.75%	.73%	.71%
Nonperforming assets to period-end portfolio loans plus OREO and other nonperforming assets	.69	.75	.79	.76	.74

(a)	See Figure 18 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial, financial and agricultural loan portfolio.
(b)	See Figure 19 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial real estate loan portfolio.
(c)	Loan balances exclude $12 million, $12 million, $12 million, $13 million, and $14 million of PCI loans at September 30, 2015, June 30, 2015, March 31, 2015, December 31, 2014, and September 30, 2014, respectively.
(d)	Restructured loans (i.e., TDRs) are those for which Key, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. These concessions are made to improve the collectability of the loan and generally take the form of a reduction of the interest rate, extension of the maturity date or reduction in the principal balance.

As shown in Figure 39, nonperforming assets at September 30, 2015, decreased $1 million from one year ago. Increases in the commercial, financial and agricultural and commercial lease financing portfolios were offset by declines in the commercial real estate and consumer loan portfolios. As shown in Figure 40, our exit loan portfolio accounted for $19 million, or 5%, of our total nonperforming assets at September 30, 2015, compared to $43 million, or 10%, at September 30, 2014.

At September 30, 2015, the approximate carrying amount of our commercial nonperforming loans outstanding represented 74% of their contractual amount owed, total nonperforming loans outstanding represented 79% of their contractual amount owed, and nonperforming assets in total were carried at 79% of their original contractual amount owed.

At September 30, 2015, our 20 largest nonperforming loans totaled $112 million, representing 28% of total nonperforming loans. At September 30, 2014, our 20 largest nonperforming loans totaled $72 million, representing 18% of total nonperforming loans.

Figure 40 shows the composition of our exit loan portfolio at September 30, 2015, and September 30, 2014, the net loan charge-offs recorded on this portfolio for the third quarters of 2015 and 2014, and the nonperforming status of these loans at September 30, 2015, and September 30, 2014. The exit loan portfolio represented 3% of total loans at September 30, 2015, and 4% of total loans at September 30, 2014.

Figure 40. Exit Loan Portfolio from Continuing Operations

	Balance Outstanding		Change 9-30-15 vs.	Net Loan Charge-offs		Balance on Nonperforming Status
in millions	9-30-15	9-30-14	9-30-14	9-30-15	9-30-14 (c)	9-30-15	9-30-14
Residential properties — homebuilder	$6	$11	$(5)	—	$1	$5	$10
Marine and RV floor plan	1	7	(6)	—	—	—	5
Commercial lease financing (a)	798	1,046	(248)	$(1)	(1)	—	1

Total commercial loans	805	1,064	(259)	(1)	—	5	16
Home equity — Other	222	283	(61)	(1)	1	7	10
Marine	620	828	(208)	3	2	6	16
RV and other consumer	44	57	(13)	(1)	1	1	1

Total consumer loans	886	1,168	(282)	1	4	14	27

Total exit loans in loan portfolio	$1,691	$2,232	$(541)	—	$4	$19	$43

Discontinued operations — education lending business (not included in exit loans above) (b)	$1,891	$2,375	$(484)	$7	$7	$8	$9

(a)	Includes (1) the business aviation, commercial vehicle, office products, construction, and industrial leases; (2) Canadian lease financing portfolios; (3) European lease financing portfolios; and (4) all remaining balances related to lease in, lease out; sale in, lease out; service contract leases; and qualified technological equipment leases.
(b)	Excludes loans held for sale of $169 million at September 30, 2015.
(c)	Credit amounts indicate recoveries exceeded charge-offs.

Figure 41 shows the types of activity that caused the change in our nonperforming loans during each of the last five quarters.

Figure 41. Summary of Changes in Nonperforming Loans from Continuing Operations

	2015			2014
in millions	Third	Second	First	Fourth	Third
Balance at beginning of period	$419	$437	$418	$401	$396
Loans placed on nonaccrual status	81	92	123	103	109
Charge-offs	(53)	(52)	(47)	(49)	(49)
Loans sold	(2)	—	—	(2)	—
Payments	(16)	(25)	(9)	(17)	(13)
Transfers to OREO	(4)	(5)	(7)	(6)	(7)
Loans returned to accrual status	(25)	(28)	(41)	(12)	(35)

Balance at end of period (a)	$400	$419	$437	$418	$401

(a)	Loan balances exclude $12 million, $12 million, $12 million, $13 million, and $14 million of PCI loans at September 30, 2015, June 30, 2015, March 31, 2015, December 31, 2014, and September 30, 2014, respectively.

Figure 42 shows the factors that contributed to the change in our OREO during each of the last five quarters.

Figure 42. Summary of Changes in Other Real Estate Owned, Net of Allowance, from Continuing Operations

	2015			2014
in millions	Third	Second	First	Fourth	Third
Balance at beginning of period	$20	$20	$18	$16	$12
Properties acquired — nonperforming loans	4	5	7	6	7
Valuation adjustments	(2)	(1)	(1)	(2)	(1)
Properties sold	(5)	(4)	(4)	(2)	(2)

Balance at end of period	$17	$20	$20	$18	$16

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

At September 30, 2015, $16 billion, or 17%, of our total assets were measured at fair value on a recurring basis. Approximately 98% of these assets, before netting adjustments, were classified as Level 1 or Level 2 within the fair value hierarchy. At September 30, 2015, $1 billion, or 2%, of our total liabilities were measured at fair value on a recurring basis. All of these liabilities were classified as Level 1 or Level 2.

During the third quarter of 2015, $9 million of our total assets were measured at fair value on a nonrecurring basis. All of these assets were classified as Level 3. At September 30, 2015, there were no liabilities measured at fair value on a nonrecurring basis.

During the first nine months of 2015, we did not significantly alter the manner in which we applied our critical accounting policies or developed related assumptions and estimates, except as discussed below.

Allowance for Loan and Lease Losses

In the third quarter of 2015, we enhanced the approach used to determine the commercial reserve factors used in estimating the commercial ALLL, which had the effect of capturing certain elements in the commercial quantitative reserve component that had formerly been included in the commercial qualitative component. Under the enhanced methodology, we began utilizing more refined commercial estimated loss rates that represent cumulative losses over the estimated average time period from the onset of credit deterioration loss to the initial loss recorded for an individual loan. In addition, we began utilizing an enhanced framework to quantify commercial ALLL adjustments resulting from qualitative factors that may not be fully captured within the statistical analysis of incurred loss. The enhanced framework utilizes the nine qualitative factors recommended within the OCC’s Interagency Policy Statement on the Allowance for Loan and Lease Losses (issued 12/13/2006) to quantify the commercial qualitative component. The impact of these changes was largely neutral to the total ALLL at September 30, 2015. However, because the quantitative reserve is allocated to the business segments at a loan level, while the qualitative portion is allocated at the portfolio level, the impact of the methodology enhancements on the allowance for each business segment and each portfolio caused the business segment and commercial portfolio reserves to increase or decrease accordingly. The impact of the increases and decreases on the business segment and commercial portfolio reserves was not significant.

For further discussion of the methodology used in the determination of the ALLL for areas not changed as part of the methodology enhancement, refer to Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” beginning on page 117 of our 2014 Form 10-K.

European Sovereign and Non-Sovereign Debt Exposures

Our total European sovereign and non-sovereign debt exposure is presented in Figure 43.

Figure 43. European Sovereign and Non-Sovereign Debt Exposures

	Short-and Long-	Foreign Exchange
September 30, 2015 in millions	Term Commercial Total (a)	and Derivatives with Collateral (b)	Net Exposure
France:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	$(1)	$(1)
Non-sovereign non-financial institutions	$20	—	20

Total	20	(1)	19
Germany:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	(2)	(2)
Non-sovereign non-financial institutions	193	—	193

Total	193	(2)	191
Greece:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	—	—	—

Total	—	—	—
Iceland:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	—	—	—

Total	—	—	—
Ireland:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	1	—	1

Total	1	—	1
Italy:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	39	—	39

Total	39	—	39
Netherlands:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	15	—	15

Total	15	—	15
Portugal:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	—	—	—

Total	—	—	—
Spain:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	24	—	24

Total	24	—	24
Switzerland:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	(3)	(3)
Non-sovereign non-financial institutions	65	—	65

Total	65	(3)	62
United Kingdom:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	17	17
Non-sovereign non-financial institutions	90	—	90

Total	90	17	107
Other Europe: (c)
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	73	—	73

Total	73	—	73
Total Europe:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	11	11
Non-sovereign non-financial institutions	520	—	520

Total	$520	$11	$531

(a)	Represents our outstanding leases.
(b)	Represents contracts to hedge our balance sheet asset and liability needs, and to accommodate our clients’ trading and/or hedging needs. Our derivative mark-to-market exposures are calculated and reported on a daily basis. These exposures are largely covered by cash or highly marketable securities collateral with daily collateral calls.
(c)	Other Europe consists of the following countries: Austria, Belarus, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Finland, Hungary, Lithuania, Luxembourg, Malta, Norway, Poland, Romania, Russia, Slovakia, Slovenia, Sweden, and Ukraine. 100% of our exposure in Other Europe is in Belgium, Finland, and Sweden.

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

In January 2015, we submitted to the Federal Reserve and provided to the OCC our 2015 capital plan under the annual CCAR process. On March 11, 2015, the Federal Reserve announced that it did not object to our 2015 capital plan. The 2015 capital plan includes a common share repurchase program of up to $725 million. Share repurchases under the capital plan were authorized by our Board and include repurchases to offset issuances of common shares under our employee compensation plans. Common share repurchases under the 2015 capital plan began in the second quarter of 2015.

We completed $123 million of common share repurchases during the third quarter of 2015 under this authorization.

The following table summarizes our repurchases of our common shares for the three months ended September 30, 2015.

Calendar month	Total number of shares repurchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased as part of publicly announced plans or programs (b)
July 1—31	3,192,620	$15.06	3,188,129	36,921,280
August 1—31	4,816,802	14.58	4,812,650	34,767,143
September 1—30	390,374	12.96	384,800	36,329,045

Total	8,399,796	$14.68	8,385,579

(a)	Includes common shares repurchased in the open market and common shares deemed surrendered by employees in connection with our stock compensation and benefit plans to satisfy tax obligations.
(b)	Calculated using the remaining general repurchase amount divided by the closing price of KeyCorp common shares as follows: on July 31, 2015, at $14.84; on August 31, 2015, at $13.74; and on September 30, 2015, at $13.01.

Item 6. Exhibits

15	Acknowledgment of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from KeyCorp’s Form 10-Q Report for the quarterly period ended September 30, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

Information Available on Website

KeyCorp makes available free of charge on its website, www.key.com, its 2014 Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports as soon as reasonably practicable after KeyCorp electronically files such material with, or furnishes it to, the SEC. We also make available a summary of filings made with the SEC of statements of beneficial ownership of our equity securities filed by our directors and officers under Section 16 of the Exchange Act. The “Regulatory Disclosures and Filings” tab of the investor relations section of our website includes public disclosures concerning our annual and mid-year stress-testing activities under the Dodd-Frank Act. Information contained on or accessible through our website or any other website referenced in this report is not part of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

KEYCORP
(Registrant)

Date: November 2, 2015

/s/ Douglas M. Schosser
By: Douglas M. Schosser
Chief Accounting Officer (Principal Accounting Officer)