Form 10-K
period 2015-12-31
KEYCORP /NEW/
filed 2016-02-24
CIK 91576

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No ✓

The aggregate market value of voting stock held by nonaffiliates of the Registrant was $12,670,985,551 (based on the June 30, 2015, closing price of KeyCorp common shares of $15.02 as reported on the New York Stock Exchange). As of February 22, 2016, there were 835,606,185 common shares outstanding.

Certain specifically designated portions of KeyCorp’s definitive Proxy Statement for its 2016 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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

Forward-looking statements, by their nature, are subject to assumptions, risks, and uncertainties, many of which are outside of our control. Our actual results may differ materially from those set forth in our forward-looking statements. There is no assurance that any list of risks and uncertainties or risk factors is complete. Factors that could cause our actual results to differ from those described in forward-looking statements include, but are not limited to:

¿	deterioration of commercial real estate market fundamentals;

¿	defaults by our loan counterparties or clients;

¿	adverse changes in credit quality trends;

¿	declining asset prices;

¿	our concentrated credit exposure in commercial, financial, and agricultural loans;

¿	the extensive and increasing regulation of the U.S. financial services industry;

¿	changes in accounting policies, standards, and interpretations;

¿	breaches of security or failures of our technology systems due to technological or other factors and cybersecurity threats;

¿	operational or risk management failures by us or critical third parties;

¿	negative outcomes from claims or litigation;

¿	the occurrence of natural or man-made disasters, conflicts, or terrorist attacks, or other adverse external events;

¿	increasing capital and liquidity standards under applicable regulatory rules;

¿	unanticipated changes in our liquidity position, including but not limited to, changes in our access to or the cost of funding, our ability to enter the financial markets and to secure alternative funding sources;

¿	our ability to receive dividends from our subsidiary, KeyBank;

¿	downgrades in our credit ratings or those of KeyBank;

¿	a reversal of the U.S. economic recovery due to financial, political or other shocks;

¿	our ability to anticipate interest rate changes and manage interest rate risk;

¿	deterioration of economic conditions in the geographic regions where we operate;

¿	the soundness of other financial institutions;

¿	our ability to attract and retain talented executives and employees and to manage our reputational risks;

¿	our ability to timely and effectively implement our strategic initiatives;

¿	increased competitive pressure due to industry consolidation;

¿	unanticipated adverse effects of strategic partnerships or acquisitions and dispositions of assets or businesses;

¿	our ability to complete the acquisition of First Niagara and to realize the anticipated benefits of the merger; and

¿	our ability to develop and effectively use the quantitative models we rely upon in our business planning.

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

KEYCORP

2015 FORM 10-K ANNUAL REPORT

PART I

ITEM 1. BUSINESS

Overview

KeyCorp, organized in 1958 under the laws of the State of Ohio, is headquartered in Cleveland, Ohio. We are a BHC under the BHCA and one of the nation’s largest bank-based financial services companies, with consolidated total assets of approximately $95.1 billion at December 31, 2015. KeyCorp is the parent holding company for KeyBank National Association (“KeyBank”), its principal subsidiary, through which most of our banking services are provided. Through KeyBank and certain other subsidiaries, we provide a wide range of retail and commercial banking, commercial leasing, investment management, consumer finance, commercial mortgage servicing and special servicing, and investment banking products and services to individual, corporate, and institutional clients through two major business segments: Key Community Bank and Key Corporate Bank.

As of December 31, 2015, these services were provided across the country through KeyBank’s 966 full-service retail banking branches and a network of 1,256 ATMs in 12 states, as well as additional offices, online and mobile banking capabilities, and a telephone banking call center. Additional information pertaining to our two business segments is included in the “Line of Business Results” section in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report, and in Note 23 (“Line of Business Results”) of the Notes to Consolidated Financial Statements presented in Item 8. Financial Statements and Supplementary Data, which are incorporated herein by reference. KeyCorp and its subsidiaries had an average of 13,483 full-time equivalent employees for 2015.

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

KeyCorp is a legal entity separate and distinct from its banks and other subsidiaries. Accordingly, the right of KeyCorp, its security holders, and its creditors to participate in any distribution of the assets or earnings of its banks and other subsidiaries is subject to the prior claims of the creditors of such banks and other subsidiaries, except to the extent that KeyCorp’s claims in its capacity as a creditor may be recognized.

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

Demographics

We have two major business segments: Key Community Bank and Key Corporate Bank.

Key Community Bank serves individuals and small to mid-sized businesses by offering a variety of deposit, investment, lending, credit card, and personalized wealth management products and business advisory services. These products and services are provided through our relationship managers and specialists working in our 12-state branch network, which is organized into eight internally defined geographic regions: Pacific, Rocky Mountains, Indiana, Western Ohio and Michigan, Eastern Ohio, Western New York, Eastern New York, and New England. In addition, some of these product capabilities are delivered by Key Corporate Bank to clients of Key Community Bank.

The following table presents the geographic diversity of Key Community Bank’s average deposits, commercial loans, and home equity loans.

	Geographic Region
Year ended December 31, 2015 dollars in millions	Pacific		Rocky Mountains		Indiana		West Ohio/ Michigan		East Ohio		Western New York		Eastern New York		New England		NonRegion	(a)	Total
Average deposits	$11,981		$5,262		$2,368		$4,477		$9,514		$4,915		$7,739		$2,889		$2,019		$51,164
Percent of total	23.4	%	10.3	%	4.6	%	8.8	%	18.6	%	9.6	%	15.1	%	5.7	%	3.9	%	100.0	%

Average commercial loans	$3,525		$1,734		$851		$1,155		$2,334		$622		$1,855		$820		$3,164		$16,060
Percent of total	21.9	%	10.8	%	5.3	%	7.2	%	14.5	%	3.9	%	11.6	%	5.1	%	19.7	%	100.0	%

Average home equity loans	$3,263		$1,563		$496		$835		$1,263		$831		$1,276		$658		$81		$10,266
Percent of total	31.8	%	15.2	%	4.8	%	8.2	%	12.3	%	8.1	%	12.4	%	6.4	%	.8	%	100.0	%

(a)	Represents average deposits, commercial loan products, and home equity loan products centrally managed outside of our eight Key Community Bank regions.

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

Our executive offices are located at 127 Public Square, Cleveland, Ohio 44114-1306, and our telephone number is (216) 689-3000. Our website is www.key.com, and the investor relations section of our website may be reached through www.key.com/ir. We make available free of charge, on or through the investor relations section of our website, annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website, and available in print upon request from any shareholder to our Investor Relations Department, are the charters for our Audit Committee, Compensation and Organization Committee, Executive Committee, Nominating and Corporate Governance Committee, and Risk Committee; our Corporate Governance Guidelines; the Code of Ethics for our directors, officers, and employees; our Standards for Determining Independence of Directors; our policy for Review of Transactions Between KeyCorp and Its Directors, Executive Officers and Other Related Persons; and our Statement of Political Activity. Within the time period required by the SEC and the NYSE, we will post on our website any amendment to the Code of Ethics and any waiver applicable to any senior executive officer or director. We also make available a summary of filings made with the SEC of statements of beneficial ownership of our equity securities filed by our directors and officers under Section 16 of the Exchange Act. The “Regulatory Disclosures and Filings” tab of the investor relations section of our website includes public disclosures concerning our annual and mid-year stress-testing activities under the Dodd-Frank Act and our quarterly regulatory capital disclosures under the third pillar of Basel III.

Information contained on or accessible through our website or any other website referenced in this report is not part of this report. References to websites in this report are intended to be inactive textual references only.

Shareholders may obtain a copy of any of the above-referenced corporate governance documents by writing to our Investor Relations Department at Investor Relations, KeyCorp, 127 Public Square, Mailcode OH-01-27-0737, Cleveland, Ohio 44114-1306; by calling (216) 689-4221; or by sending an e-mail to investor_relations@keybank.com.

Acquisitions and Divestitures

On October 30, 2015, we announced that KeyCorp entered into a definitive agreement and plan of merger pursuant to which KeyCorp will acquire all of the outstanding capital stock of First Niagara. The merger is currently expected to be completed during the third quarter of 2016 and is subject to customary closing conditions, including the approval of regulators and the shareholders of both KeyCorp and First Niagara. For more information on the First Niagara acquisition and other acquisitions and divestitures by Key, see Note 13 (“Acquisitions and Discontinued Operations”), which is incorporated herein by reference.

Competition

The market for banking and related financial services is highly competitive. Key competes with other providers of financial services, such as BHCs, commercial banks, savings associations, credit unions, mortgage banking companies, finance companies, mutual funds, insurance companies, investment management firms, investment banking firms, broker-dealers, and other local, regional, national, and global institutions that offer financial services. Some of our competitors are larger and may have more financial resources, while some of our competitors enjoy fewer regulatory constraints and may have lower cost structures. The financial services industry has become more competitive as technology advances have lowered barriers to entry, enabling more companies, including nonbank companies, to provide financial services. Technological advances may diminish the importance of depository institutions and other financial institutions. We compete by offering quality products and innovative services at competitive prices, and by maintaining our product and service offerings to keep pace with customer preferences and industry standards.

Mergers and acquisitions have led to increased concentration in the banking industry, placing added competitive pressure on Key’s core banking products and services.

Executive Officers of KeyCorp

KeyCorp’s executive officers are principally responsible for making policy for KeyCorp, subject to the supervision and direction of the Board. All executive officers are subject to annual election at the annual organizational meeting of the Board held each May.

Set forth below are the names and ages of the executive officers of KeyCorp as of December 31, 2015, the positions held by each at KeyCorp during the past five years, and the year each first became an executive officer of KeyCorp. Because Messrs. Buffie, Devine, and Kimble and Ms. Brady have been employed at KeyCorp for less than five years, information is being provided concerning their prior business experience. There are no family relationships among the directors or the executive officers.

Amy G. Brady (49) — Ms. Brady is KeyCorp’s Chief Information Officer, serving in that role since May 2012. Prior to joining KeyCorp, Ms. Brady spent 25 years with Bank of America (a financial services institution), where she most recently served as Senior Vice President and Chief Information Officer, Enterprise Technology and Operations, supporting technology delivery and operations for crucial enterprise functions. Ms. Brady has been an executive officer of KeyCorp since she joined in 2012.

Craig A. Buffie (55) — Mr. Buffie has been KeyCorp’s Chief Human Resources Officer since February 2013. Prior to joining KeyCorp, Mr. Buffie was employed for 27 years with Bank of America (a financial services institution), where he served in numerous human resources positions, including as a human resources executive for technology and operations for consumer and small business, as well as for its corporate and investment bank. Most recently, he was Head of Home Loan Originations for Bank of America. Mr. Buffie has been an executive officer of KeyCorp since joining in 2013.

Edward J. Burke (59) — Mr. Burke has been the Co-President, Commercial and Private Banking of Key Community Bank since April 2014 and an executive officer of KeyCorp since May 2014. From 2005 until his election as Co-President, Mr. Burke was an Executive Vice President and head of KeyBank Real Estate Capital and Key Community Development Lending.

Dennis A. Devine (44) — Mr. Devine has been the Co-President, Consumer and Small Business of Key Community Bank since April 2014 and an executive officer of KeyCorp since May 2014. From 2012 to 2014, Mr. Devine served as Executive Vice President in various roles, including as head of the Consumer & Small Business Segment and head of Integrated Channels and Community Bank Strategy for Key Community Bank. Prior to joining Key in 2012, Mr. Devine served in various executive capacities with Citizens Financial Group and PNC Bank (financial services institutions).

Trina M. Evans (51) — Ms. Evans has been the Director of Corporate Center for KeyCorp since August 2012, partnering with Key’s executive leadership team and Board to ensure alignment of strategy, objectives, priorities, and messaging across Key. Prior to this role, Ms. Evans was the Chief Administrative Officer for Key Community Bank and the Director of Client Experience for KeyBank. During her career with KeyCorp, she has served in a variety of senior management roles associated with the call center, internet banking, retail banking, distribution management and information technology. She became an executive officer of KeyCorp in March 2013.

Robert A. DeAngelis (54) — Mr. DeAngelis has been the Director of the Enterprise Program Management Office for KeyCorp since November 2011, providing leadership for KeyCorp’s large-scale, organization-wide initiatives. He previously served as the Consumer Segment executive with responsibility for developing client strategies and programs for Key’s Community Bank Consumer and Small Business segments. He became an executive officer of KeyCorp in March 2013.

Christopher M. Gorman (55) — Mr. Gorman has been the President of Key Corporate Bank since 2010. He previously served as a KeyCorp Senior Executive Vice President and head of Key National Banking during 2010. Mr. Gorman was an Executive Vice President of KeyCorp (2002 to 2010) and served as President of KeyBanc Capital Markets (2003 to 2010). He became an executive officer of KeyCorp in 2010.

Paul N. Harris (57) — Mr. Harris has been the General Counsel and Secretary of KeyCorp since 2003 and an executive officer of KeyCorp since 2004.

William L. Hartmann (62) — Mr. Hartmann has been the Chief Risk Officer of KeyCorp since July 2012. Mr. Hartmann joined KeyCorp in 2010 as its Chief Credit Officer. Mr. Hartmann has been an executive officer of KeyCorp since 2012.

Donald R. Kimble (55) — Mr. Kimble has been the Chief Financial Officer of KeyCorp since June 2013. Prior to joining KeyCorp, Mr. Kimble served as Chief Financial Officer of Huntington Bancshares Inc., a bank holding company headquartered in Columbus, Ohio, after joining the company in August 2004, and also served as its Controller from August 2004 to November 2009. Mr. Kimble was also President and a director of Huntington Preferred Capital, Inc., a publicly-traded company, from August 2004 until May 2013. Mr. Kimble became an executive officer upon joining KeyCorp in June 2013.

Beth E. Mooney (60) — Ms. Mooney has been the Chairman and Chief Executive Officer of KeyCorp since 2011, and an executive officer of KeyCorp since 2006. Prior to becoming Chairman and Chief Executive Officer, she served in a variety of roles with KeyCorp, including President and Chief Operating Officer and Vice Chair and head of Key Community Bank. Prior to joining KeyCorp, she served in a number of executive and senior finance roles with banks and bank holding companies across the United States. She has been a director of AT&T, a publicly-traded telecommunications company, since 2013.

Douglas M. Schosser (45) — Mr. Schosser has been the Chief Accounting Officer and an executive officer of KeyCorp since May 2015. Prior to becoming the Chief Accounting Officer, Mr. Schosser served as an Integration Manager at KeyCorp. From 2010 to 2014, he served as the Chief Financial Officer of Key Corporate Bank.

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

Our national bank subsidiaries and their subsidiaries are subject to regulation, supervision and examination by the OCC. At December 31, 2015, we operated one full-service, FDIC-insured national bank subsidiary, KeyBank, and one national bank subsidiary that is limited to fiduciary activities. The FDIC also has certain regulatory, supervisory and examination authority over KeyBank and KeyCorp under the FDIA and the Dodd-Frank Act.

We have other financial services subsidiaries that are subject to regulation, supervision and examination by the Federal Reserve, as well as other applicable state and federal regulatory agencies and self-regulatory organizations. Because KeyBank engages in derivative transactions, in 2013 it provisionally registered as a swap dealer with the CFTC and became a member of the NFA, the self-regulatory organization for participants in the U.S. derivatives industry. Our securities brokerage and asset management subsidiaries are subject to supervision and regulation by the SEC, FINRA, and state securities regulators, and our insurance subsidiaries are subject to regulation by the insurance regulatory authorities of the states in which they operate. Our other nonbank subsidiaries are subject to laws and regulations of both the federal government and the various states in which they are authorized to do business.

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

In November 2011, the Basel Committee issued its final rule for a common equity surcharge on certain designated global systemically important banks (“G-SIBs”), which was revised in July 2013 (as revised, “Basel G-SIB framework”). Under the Basel G-SIB framework, a G-SIB is assessed a progressive 1.0% to 3.5% surcharge to the Common Equity Tier 1 capital conservation buffer based upon the bank’s systemic importance score. In July 2015, the Federal Reserve adopted a final rule to implement the common equity surcharge on U.S. G-SIBS. The final rule was effective December 1, 2015, although the surcharge, which will be added to the capital conservation buffer under the Regulatory Capital Rules, will be phased in during the January 1, 2016, through January 1, 2019, period. This final rule applies to advanced approaches banking organizations, not “standardized approach” banking organizations like Key.

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

New minimum capital and leverage ratio requirements

Under the Regulatory Capital Rules, a standardized approach banking organization, like KeyCorp, is required to meet the minimum capital and leverage ratios set forth in the following table. At December 31, 2015, Key had an estimated Common Equity Tier 1 Capital Ratio of 10.85% under the fully phased-in Regulatory Capital Rules. Also at December 31, 2015, based on the fully phased-in Regulatory Capital Rules, Key estimates that its capital and leverage ratios, after adjustment for market risk, would be as set forth in the following table.

Estimated Ratios vs. Minimum Capital Ratios Calculated Under the Fully Phased-In

Regulatory Capital Rules

Ratios (including Capital conservation buffer)	Key December 31, 2015 Estimated		Minimum January 1, 2015		Phase-in Period	Minimum January 1, 2019
Common Equity Tier 1 (a)	10.84	%	4.5	%	None	4.5	%
Capital conservation buffer (b)			—		1/1/16 - 1/1/19	2.5
Common Equity Tier 1 + Capital conservation buffer			4.5		1/1/16 - 1/1/19	7.0
Tier 1 Capital	11.15		6.0		None	6.0
Tier 1 Capital + Capital conservation buffer			6.0		1/1/16 - 1/1/19	8.5
Total Capital	12.85		8.0		None	8.0
Total Capital + Capital conservation buffer			8.0		1/1/16 - 1/1/19	10.5
Leverage (c)	10.59		4.0		None	4.0

(a)	See Figure 4 entitled “GAAP to Non-GAAP Reconciliations,” which presents the computation for estimated Common Equity Tier 1. The table reconciles the GAAP performance measure to the corresponding non-GAAP measure, which provides a basis for period-to-period comparisons.

(b)	Capital conservation buffer must consist of Common Equity Tier 1 capital. As a standardized approach banking organization, KeyCorp is not subject to the countercyclical capital buffer of up to 2.5% imposed upon an advanced approaches banking organization under the Regulatory Capital Rules.

(c)	As a standardized approach banking organization, KeyCorp is not subject to the 3% supplemental leverage ratio requirement, which becomes effective January 1, 2018.

Revised prompt corrective action capital category ratios

Federal prompt corrective action regulations under the FDIA group FDIC-insured depository institutions into one of five prompt corrective action capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” In addition to implementing the Basel III capital framework in the U.S., the Regulatory Capital Rules also revised the prompt corrective action capital category threshold ratios applicable to FDIC-insured depository institutions such as KeyBank effective January 1, 2015. The Revised Prompt Corrective Action Rules table below identifies the capital category threshold ratios for a “well capitalized” and an “adequately capitalized” institution under the Regulatory Capital Rules.

“Well Capitalized” and “Adequately Capitalized” Capital Category Ratios under

Revised Prompt Corrective Action Rules

Prompt Corrective Action	Capital Category
Ratio	Well Capitalized (a)		Adequately Capitalized
Common Equity Tier 1 Risk-Based	6.5	%	4.5	%
Tier 1 Risk-Based	8.0		6.0
Total Risk-Based	10.0		8.0
Tier 1 Leverage (b)	5.0		4.0

(a)	A “well capitalized” institution also must not be subject to any written agreement, order or directive to meet and maintain a specific capital level for any capital measure.

(b)	As a standardized approach banking organization, KeyBank is not subject to the 3% supplemental leverage ratio requirement, which becomes effective January 1, 2018.

We believe that, as of December 31, 2015, KeyBank (consolidated) met all revised “well capitalized” prompt corrective action capital and leverage ratio requirements under the Regulatory Capital Rules. The prompt corrective action regulations, however, apply only to FDIC-insured depository institutions (like KeyBank) and not to BHCs (like KeyCorp). Moreover, since the regulatory capital categories under these regulations serve a limited supervisory function, investors should not use them as a representation of the overall financial condition or prospects of KeyBank.

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

KeyBank will not be subject to the LCR or the Modified LCR under the Liquidity Coverage Rules unless the OCC affirmatively determines that application to KeyBank is appropriate in light of KeyBank’s asset size, level of complexity, risk profile, scope of operations, affiliation with foreign or domestic covered entities, or risk to the financial system. The LCR and Modified LCR created by the Liquidity Coverage Rules are also an enhanced prudential liquidity standard consistent with the Dodd-Frank Act.

Because KeyCorp is a Modified LCR BHC under the Liquidity Coverage Rules, Key is required to maintain its ratio of high-quality liquid assets to its total net cash outflow amount, determined by prescribed assumptions in a standardized hypothetical stress scenario over a 30-calendar day period, at least at 90% by January 1, 2016, and at least at 100% by January 1, 2017. At December 31, 2015, Key’s estimated Modified LCR was above 100%. In the future, Key may change the composition of our investment portfolio, increase the size of the overall investment portfolio, and modify product offerings to enhance or optimize our liquidity position. Calculation of Key’s Modified LCR is required on a monthly basis, unlike on a daily basis for those U.S. banking organizations that are subject to the LCR rather than the Modified LCR. On December 1, 2015, the Federal Reserve published an NPR requesting public comment on a proposed rule that would implement quarterly quantitative and qualitative public disclosure requirements regarding the LCR. The proposed rule would require compliance with these requirements beginning on January 1, 2018, for Modified LCR BHCs like KeyCorp. Comments on the NPR were due by February 2, 2016.

The federal banking regulators have not yet issued any proposal to implement either the final Basel III NSFR or the final Basel III NSFR disclosure standards.

Capital planning and stress testing

The Federal Reserve’s capital plan rule requires each U.S.-domiciled, top-tier BHC with total consolidated assets of at least $50 billion (like KeyCorp) to develop and maintain a written capital plan supported by a robust internal capital adequacy process. The capital plan must be submitted annually to the Federal Reserve for supervisory review in connection with its annual CCAR. The supervisory review includes an assessment of many factors, including Key’s ability to maintain capital above each minimum regulatory capital ratio on a pro forma basis under expected and stressful conditions throughout the planning horizon. KeyCorp is also subject to the Federal Reserve’s supervisory expectations for capital planning and capital positions as a large, noncomplex BHC. These expectations are set forth in the Federal Reserve’s guidance issued on December 18, 2015 (“SR Letter 15-19”). Under SR Letter 15-19, the Federal Reserve identifies its core capital planning expectations regarding governance, risk management, internal controls, capital policy, capital positions, incorporating stressful conditions and events, and estimating impact on capital positions for large and noncomplex firms building upon the capital planning requirements under its capital plan and stress test rules. SR Letter 15-19 also provides detailed supervisory expectations on such a firm’s capital planning processes.

The Federal Reserve’s annual CCAR is an intensive assessment of the capital adequacy of large, complex U.S. BHCs and of the practices these BHCs use to assess their capital needs. The Federal Reserve expects BHCs subject to CCAR to have sufficient capital to withstand a severely adverse operating environment and to be able to continue operations, maintain ready access to funding, meet obligations to creditors and counterparties, and serve as credit intermediaries.

KeyCorp filed its 2015 CCAR capital plan on January 5, 2015. KeyCorp is required to submit its 2016 CCAR capital plan by April 6, 2016. The Federal Reserve has indicated that it will announce the results of its supervisory stress tests by June 30, 2016, with the exact date to be announced before then.

As part of the annual CCAR, the Federal Reserve conducts an annual supervisory stress test on KeyCorp. As part of this test, the Federal Reserve projects revenue, expenses, losses, and resulting post-stress capital levels and regulatory capital ratios under conditions that affect the U.S. economy or the financial condition of KeyCorp, including supervisory baseline, adverse, and severely adverse scenarios, that are determined annually by the Federal Reserve. The 2015 CCAR results, which included the annual supervisory stress test methodology and certain firm-specific results for the participating covered companies (including KeyCorp), were publicly released by the Federal Reserve in March 2015.

In December 2015, the Federal Reserve published amendments to its capital plan and stress test rules. Under the amendments, for a standardized approach BHC like KeyCorp, the Federal Reserve has removed the Tier 1 common capital ratio requirement as well as modified certain mandatory capital action assumptions. The modifications to the mandatory capital action assumptions include the requirement for the BHC to assume in its stress tests that: (i) it issues capital associated with funding a planned acquisition or merger to the extent the merger or acquisition is reflected in the BHC’s pro forma balance sheet estimates, and (ii) it pays planned dividends on any issuance of stock related to expensed employee compensation. The modifications also incorporate the deduction from Tier 1 capital of a BHC’s investment in certain hedge funds and private equity funds that are covered by section 619 of the Dodd-Frank Act, known as the “Volcker Rule.”

KeyCorp and KeyBank must also conduct their own company-run stress tests to assess the impact of stress scenarios (including supervisor-provided baseline, adverse, and severely adverse scenarios and, for KeyCorp, one KeyCorp-defined baseline scenario and at least one KeyCorp-defined stress scenario) on their consolidated earnings, losses, and capital over a nine-quarter planning horizon, taking into account their current condition, risks, exposures, strategies, and activities. While KeyBank must only conduct an annual stress test, KeyCorp must conduct both an annual and a mid-cycle stress test. KeyCorp and KeyBank are required to report the results of their annual stress tests to the Federal Reserve and OCC. KeyCorp is required to report the results of its mid-cycle stress test to the Federal Reserve. KeyCorp and KeyBank published the results of their company-run annual stress test on March 5, 2015. KeyCorp published the results of its company-run mid-cycle stress test on July 28, 2015. Summaries of the results of these company-run stress tests are disclosed each year under the “Regulatory Disclosure” tab of Key’s Investor Relations website: http://www.key.com/ir.

Dividend restrictions

Federal banking law and regulations impose limitations on the payment of dividends by our national bank subsidiaries, (like KeyBank). Historically, dividends paid by KeyBank have been an important source of cash flow for KeyCorp to pay dividends on its equity securities and interest on its debt. Dividends by our national bank subsidiaries are limited to the lesser of the amounts calculated under an earnings retention test and an undivided profits test. Under the earnings retention test, without the prior approval of the OCC, a dividend may not be paid if the total of all dividends declared by a bank in any calendar year is in excess of the current year’s net income combined with the retained net income of the two preceding years. Under the undivided profits test, a dividend may not be paid in excess of a bank’s undivided profits. Moreover, under the FDIA, an insured depository institution may not pay a dividend if the payment would cause it to be in a less than “adequately capitalized” prompt corrective action capital category or if the institution is in default in the payment of an assessment due to the FDIC. For more information about the payment of dividends by KeyBank to KeyCorp, please see Note 3 (“Restrictions on Cash, Dividends and Lending Activities”) in this report.

FDIA, Resolution Authority and Financial Stability

Deposit insurance and assessments

The DIF provides insurance coverage for domestic deposits funded through assessments on insured depository institutions like KeyBank. The amount of deposit insurance coverage for each depositor’s deposits is $250,000 per depository.

The FDIC must assess the premium based on an insured depository institution’s assessment base, calculated as its average consolidated total assets minus its average tangible equity. KeyBank’s current annualized premium assessments can range from $.025 to $.45 for each $100 of its assessment base. The rate charged depends on KeyBank’s performance on the FDIC’s “large and highly complex institution” risk-assessment scorecard, which includes factors such as KeyBank’s regulatory rating, its ability to withstand asset and funding-related stress, and the relative magnitude of potential losses to the FDIC in the event of KeyBank’s failure.

In November 2015, the FDIC published an NPR and request for comments proposing to impose a surcharge, as required by the Dodd-Frank Act, on the quarterly deposit insurance assessments of insured depository institutions having total consolidated assets of at least $10 billion (like KeyBank). Such surcharge would begin the calendar quarter after the DIF reserve ratio first reaches or exceeds 1.15% and would continue through the quarter that it first reaches or exceeds 1.35%. At September 30, 2015, the DIF reserve ratio was 1.09%. The surcharge would equal an annual rate of 0.00045% applied to the institution’s assessment base (with certain adjustments). The FDIC expects that these surcharges will commence in 2016 and that they should be sufficient to raise the DIF reserve ratio to 1.35% in approximately eight quarters (i.e., before the end of 2018). If, contrary to the FDIC’s expectations, the DIF reserve ratio does not reach 1.35% by December 31, 2018 (provided it is at least 1.15%), the FDIC would impose a shortfall assessment on insured depository institutions with total consolidated assets of at least $10 billion (like KeyBank) on March 31, 2019. The comment period for the NPR expired in early January 2016.

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

Resolution plans

BHCs with at least $50 billion in total consolidated assets, like KeyCorp, are required to periodically submit to the Federal Reserve and FDIC a plan discussing how the company could be rapidly and orderly resolved if the company failed or experienced material financial distress. Insured depository institutions with at least $50 billion in total consolidated assets, like KeyBank, are also required to submit a resolution plan to the FDIC. These plans are due annually by December 31 of each year. For 2015, these resolution plans, the third required from KeyCorp and KeyBank, were submitted on December 1, 2015. Annually, in January, the Federal Reserve and FDIC make available on their websites the public sections of resolution plans for the companies, including KeyCorp and KeyBank, that submitted plans in the prior December. The public section of the resolution plans of KeyCorp and KeyBank is available at http://www.federalreserve.gov/bankinforeg/resolution-plans.htm and https://www.fdic.gov/regulations/reform/resplans/.

Financial Stability Oversight Council

The Dodd-Frank Act created the FSOC, a systemic risk oversight body, to: (i) identify risks to U.S. financial stability that could arise from the material financial distress or failure, or ongoing activities, of large, interconnected SIFIs, or that could arise outside the financial services marketplace, (ii) promote market discipline by eliminating expectations that the U.S. government will shield shareholders, creditors, and counterparties from losses in the event of failure, and (iii) respond to emerging threats to the stability of the U.S. financial system. The FSOC is responsible for facilitating regulatory coordination, information collection and sharing, designating nonbank financial companies for consolidated supervision by the Federal Reserve, designating systemic financial market utilities and systemic payment, clearing, and settlement activities requiring prescribed risk management standards and heightened federal regulatory oversight, recommending stricter standards for SIFIs, and, together with the Federal Reserve, determining whether action should be taken to break up firms that pose a grave threat to U.S. financial stability.

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

Other Regulatory Developments under the Dodd-Frank Act

Consumer Financial Protection Bureau

Title X of the Dodd-Frank Act created the CFPB, a consumer financial services regulator with supervisory authority over banks and their affiliates with assets of more than $10 billion, like Key, to carry out federal consumer protection laws. The CFPB also regulates financial products and services sold to consumers and has rulemaking authority with respect to federal consumer financial laws. Any new regulatory requirements promulgated by the CFPB or modifications in the interpretations of existing regulations could require changes to Key’s consumer-facing businesses. The Dodd-Frank Act also gives the CFPB broad data collecting powers for fair lending for both small business and mortgage loans, as well as extensive authority to prevent unfair, deceptive and abusive practices.

“Volcker Rule”

The Volcker Rule implements Section 619 of the Dodd-Frank Act. The Volcker Rule prohibits “banking entities,” such as KeyCorp, KeyBank and their affiliates and subsidiaries, from owning, sponsoring, or having certain relationships with hedge funds and private equity funds (referred to as “covered funds”) and engaging in short-term proprietary trading of securities, derivatives, commodity futures and options on these instruments.

The Volcker Rule excepts certain transactions from the general prohibition against proprietary trading, including transactions in government securities (e.g., U.S. Treasuries or any instruments issued by the GNMA, FNMA, FHLMC, a Federal Home Loan Bank, or any state or a political division of any state, among others); transactions in connection with underwriting or market-making activities; and, transactions as a fiduciary on behalf of customers. Banking entities may also engage in risk-mitigating hedges if the entity can demonstrate that the hedge reduces or mitigates a specific, identifiable risk or aggregate risk position of the entity. The banking entity is required to conduct an analysis supporting its hedging strategy and the effectiveness of the hedges must be monitored and, if necessary, adjusted on an ongoing basis. Banking entities with more than $50 billion in total consolidated assets and liabilities, like Key, that engage in permitted trading transactions are required to implement enhanced compliance programs, to regularly report data on trading activities to the regulators, and to provide a CEO attestation that the entity’s compliance program is reasonably designed to comply with the Volcker Rule.

Although the Volcker Rule became effective on April 1, 2014, on December 18, 2014, the Federal Reserve exercised its unilateral authority to extend the compliance deadline until July 21, 2016, with respect to covered funds. The Federal Reserve further indicated its intent to grant an additional one-year extension of the compliance deadline until July 21, 2017, and indicated it would re-evaluate its rules relating to the process by which banking entities would be able to apply for further five-year extensions. Key does not anticipate that the proprietary trading restrictions in the Volcker Rule will have a material impact on its business, but it may be required to divest certain fund investments as discussed in more detail under the heading “Other investments” in Item 7 of this report.

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

In March 2014, the Federal Reserve published a final rule to implement certain of these required enhanced prudential standards. The enhanced prudential standards implemented by this final rule were: (i) the incorporation of the Regulatory Capital Rules through the Federal Reserve’s previously finalized rules on capital planning and stress tests, (ii) liquidity requirements relating to cash flow projections, a contingency funding plan, liquidity risk limits, monitoring liquidity risks (with respect to collateral, legal entities, currencies, business lines, and intraday exposures), liquidity stress testing, and a liquidity buffer, (iii) the risk management framework, the risk committee, and the chief risk officer as well as the corporate governance requirements as they relate to liquidity risk management, including the requirements that apply to the board of directors, the risk committee, senior management, and the independent review function, and (iv) a 15-to-1 debt-to-equity limit for companies that the FSOC determines pose a “grave threat” to U.S. financial stability. KeyCorp was required to comply with the final rule starting on January 1, 2015.

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

Bank transactions with affiliates

Federal banking law and regulation imposes qualitative standards and quantitative limitations upon certain transactions by a bank with its affiliates, including the bank’s parent BHC and certain companies the parent BHC may be deemed to control for these purposes. Transactions covered by these provisions must be on arm’s-length terms, and cannot exceed certain amounts that are determined with reference to the bank’s regulatory capital. Moreover, if the transaction is a loan or other extension of credit, it must be secured by collateral in an amount and quality expressly prescribed by statute, and if the affiliate is unable to pledge sufficient collateral, the BHC may be required to provide it. These provisions materially restrict the ability of KeyBank to fund its affiliates, including KeyCorp, KBCM, certain of the Victory mutual funds with which we continue to have a relationship, and KeyCorp’s nonbanking subsidiaries engaged in making merchant banking investments (and certain companies in which these subsidiaries have invested).

Provisions added by the Dodd-Frank Act expanded the scope of: (i) the definition of affiliate to include any investment fund having any bank or BHC-affiliated company as an investment adviser, (ii) credit exposures subject to the prohibition on the acceptance of low-quality assets or securities issued by an affiliate as collateral, the quantitative limits, and the collateralization requirements to now include credit exposures arising out of derivative, repurchase agreement, and securities lending/borrowing transactions, and (iii) transactions subject to quantitative limits to now also include credit collateralized by affiliate-issued debt obligations that are not securities. In addition, these provisions require that a credit extension to an affiliate remain secured in accordance with the collateral requirements at all times that it is outstanding, rather than the previous requirement of only at the inception or upon material modification of the transaction. These provisions also raise significantly the procedural and substantive hurdles required to obtain a regulatory exemption from the affiliate transaction requirements. While these provisions became effective on July 21, 2012, the Federal Reserve has not yet issued a proposed rule to implement them.

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

Our ERM program incorporates risk management throughout our organization to identify, understand, and manage the risks presented by our business activities. Our ERM program identifies Key’s major risk categories as: credit risk, compliance risk, operational risk, liquidity risk, market risk, reputation risk, strategic risk, and model risk. These risk factors, and other risks we may face, are discussed in more detail in other sections of this report.

I.  Credit Risk

Should the fundamentals of the commercial real estate market deteriorate, our financial condition and results of operations could be adversely affected.

The strong recovery in commercial real estate, in particular the multifamily property sector, has contributed to a surge in investment and development activity. As a result, property values are elevated and oversupply is a concern in certain markets. Substantial deterioration in property market fundamentals could have an impact on our portfolio, with a large portion of our clients active in real estate and specifically multifamily real estate. A correction in the real estate markets could impact the ability of borrowers to make debt service payments on loans. A portion of our commercial real estate loans are construction loans. Typically these properties are not fully leased at loan origination; the borrower may require additional leasing through the life of the loan to provide cash flow to support debt service payments. If property market fundamentals deteriorate sharply, the execution of new leases could slow, compromising the borrower’s ability to cover the debt service payments.

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

We maintain an ALLL (a reserve established through a provision for loan and lease losses charged to expense) that represents our estimate of losses based on our evaluation of risks within our existing portfolio of loans. The level of the allowance reflects our ongoing evaluation of industry concentrations; specific credit risks; loan and lease loss experience; current loan portfolio quality; present economic, political and regulatory conditions; and incurred losses inherent in the current loan portfolio. The determination of the appropriate level of the ALLL inherently involves a degree of subjectivity and requires that we make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, the stagnation of certain economic indicators that we are more susceptible to, such as unemployment and real estate values, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may indicate the need for an increase in the ALLL. Bank regulatory agencies periodically review our ALLL and, based on judgments that can differ somewhat from those of our own management, may necessitate an increase in the provision for loan and lease losses or the recognition of further loan charge-offs. In addition, if charge-offs in future periods exceed the ALLL (i.e., if the loan and lease allowance is inadequate), we will need additional loan and lease loss provisions to increase the ALLL, which would decrease our net income and capital.

Declining asset prices could adversely affect us.

During the Great Recession, the volatility and disruption that the capital and credit markets experienced reached extreme levels. This severe market disruption led to the failure of several substantial financial institutions, causing the widespread liquidation of assets and constraining the credit markets. These asset sales, along with asset sales by other leveraged investors, including some hedge funds, rapidly drove down prices and valuations across a wide variety of traded asset classes. Asset price deterioration has a negative effect on the valuation of many of the asset categories represented on our balance sheet, and reduces our ability to sell assets at prices we deem acceptable. Although the recovery has been in place for some time, a further recession would likely reverse recent positive trends in asset prices.

We have concentrated credit exposure in commercial, financial and agricultural loans, commercial real estate loans, and commercial leases.

As of December 31, 2015, approximately 74% of our loan portfolio consisted of commercial, financial and agricultural loans, commercial real estate loans, including commercial mortgage and construction loans, and commercial leases. These types of loans are typically larger than residential real estate loans and consumer loans, and have a different risk profile that includes, among other risks, a borrower’s failure to comply with applicable environmental laws and regulations. The deterioration of a larger loan or a group of these loans could cause a significant increase in nonperforming loans, which would result in net loss of earnings from these loans, an increase in the provision for loan and lease losses, and an increase in loan charge-offs.

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

The FASB and other bodies that establish accounting standards periodically change the financial accounting and reporting standards governing the preparation of Key’s financial statements. Additionally, those bodies that establish and/or interpret the financial accounting and reporting standards (such as the FASB, SEC, and banking regulators) may change prior interpretations or positions on how these standards should be applied. These changes can be difficult to predict and can materially affect how Key records and reports its financial condition and results of operations. In some cases, Key could be required to retroactively apply a new or revised standard, resulting in changes to previously reported financial results.

III.  Operational Risk

We are subject to a variety of operational risks.

In addition to the other risks discussed in this section, we are subject to operational risk, which represents the risk of loss resulting from human error, inadequate or failed internal processes and systems, and external events. Operational risk includes the risk of fraud by employees, clerical and record-keeping errors, nonperformance by vendors, threats to cybersecurity, and computer/telecommunications malfunctions. Operational risk also encompasses compliance and legal risk, which is the risk of loss from violations of, or noncompliance with, laws, rules, regulations, prescribed practices or ethical standards, as well as the risk of our noncompliance with contractual and other obligations. We are also exposed to operational risk through our outsourcing arrangements, and the effect that changes in circumstances or capabilities of our outsourcing vendors can have on our ability to continue to perform operational functions necessary to our business, such as certain loan processing functions. For example, breakdowns or failures of our vendors’ systems or employees could be a source of operational risk to us. Resulting losses from operational risk could take the form of explicit charges, increased operational costs, harm to our reputation, inability to secure insurance, litigation, regulatory intervention or sanctions or foregone business opportunities.

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

Third parties perform significant operational services on our behalf. These third parties are subject to similar risks as Key relating to cybersecurity, breakdowns or failures of their own systems or employees. One or more of these third parties may experience a cybersecurity event or operational disruption and, if any such event does occur, it may not be adequately addressed, either operationally or financially, by such third party. Certain of these third parties may have limited indemnification obligations or may not have the financial capacity to satisfy their indemnification obligations. Financial or operational difficulties of a third party could also impair our operations if those difficulties interfere with such third party’s ability to serve us. Additionally, some of our outsourcing arrangements are located overseas and, therefore, are subject to risks unique to the regions in which they operate. If a critical third party is unable to meet our needs in a timely manner or if the services or products provided by such third party are terminated or otherwise delayed and if we are not able to develop alternative sources for these services and products quickly and cost-effectively, it could have a material adverse effect on our business. Additionally, regulatory guidance adopted by federal banking regulators related to how banks select, engage and manage their third parties affects the circumstances and conditions under which we work with third parties and the cost of managing such relationships.

We are subject to claims and litigation.

From time to time, customers, vendors or other parties may make claims and take legal action against us. We maintain reserves for certain claims when deemed appropriate based upon our assessment that a loss is probable, estimable, and consistent with applicable accounting guidance. At any given time we have a variety of legal actions asserted against us in various stages of litigation. Resolution of a legal action can often take years. Whether any particular claims and legal actions are founded or unfounded, if such claims and legal actions are not resolved in our favor, they may result in significant financial liability and adversely affect how the market perceives us and our products and services as well as impact customer demand for those products and services.

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

Climate change, severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact our business.

Natural disasters, including severe weather events of increasing strength and frequency due to climate change, acts of war or terrorism, and other adverse external events could have a significant impact on our ability to conduct business or upon third parties who perform operational services for us or our customers. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in lost revenue or cause us to incur additional expenses.

IV.  Liquidity Risk

Capital and liquidity requirements imposed by the Dodd-Frank Act require banks and BHCs to maintain more and higher quality capital and more and higher quality liquid assets than has historically been the case.

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

The Federal Reserve’s new capital standards will require Key to maintain more and higher quality capital and could limit our business activities (including lending) and our ability to expand organically or through acquisitions. They could also result in our taking steps to increase our capital that may be dilutive to shareholders or limit our ability to pay dividends or otherwise return capital to shareholders. Capital securities usually are the most expensive form of funding, and increasing capital levels could adversely impact Key’s profitability.

In addition, the new liquidity standards will require us to increase our holdings of higher-quality liquid assets, may require us to change our mix of investment alternatives, and may impact business relationships with certain customers. Additionally, support of the new liquidity standards may be satisfied through the use of term wholesale borrowings, which tend to have a higher cost of funds than that of traditional core deposits.

Further, the Federal Reserve requires bank holding companies to obtain approval before making a “capital distribution,” such as paying or increasing dividends, implementing common stock repurchase programs, or redeeming or repurchasing capital instruments. The Federal Reserve has detailed the processes that bank holding companies should maintain to ensure they hold adequate capital under severely adverse conditions and have ready access to funding before engaging in any capital activities. These rules could limit Key’s ability to make distributions, including paying out dividends or buying back shares. For more information, see the section titled “Regulatory capital and liquidity” under the heading “Supervision and Regulation” in Item 1 of this report.

Federal agencies may take actions that disrupt the stability of the U.S. financial system.

Since 2008, the federal government has taken unprecedented steps to provide stability to and confidence in the financial markets. For example, the Federal Reserve maintains a variety of stimulus policy measures designed to maintain a low interest rate environment. In light of recent moderate improvements in the U.S. economy, federal agencies may no longer support such initiatives. The discontinuation of such initiatives may have unanticipated or unintended impacts, perhaps severe, on the financial markets. These effects could include a sudden move to higher debt yields, which could have an unfavorable effect on the quantity and cost of borrowed funds. In addition, new initiatives or legislation may not be implemented, or, if implemented, may not be adequate to counter any negative effects of discontinuing programs or, in the event of an economic downturn, to support and stabilize the economy.

We rely on dividends by our subsidiaries for most of our funds.

We are a legal entity separate and distinct from our subsidiaries. With the exception of cash that we may raise from debt and equity issuances, we receive substantially all of our funding from dividends by our subsidiaries. Dividends by our subsidiaries are the principal source of funds for the dividends we pay on our common and preferred stock and interest and principal payments on our debt. Federal banking law and regulations limit the amount of dividends that KeyBank (KeyCorp’s largest subsidiary) can pay. For further information on the regulatory restrictions on the payment of dividends by KeyBank, see “Supervision and Regulation” in Item 1 of this report.

In the event KeyBank is unable to pay dividends to us, we may not be able to service debt, pay obligations or pay dividends on our common or preferred stock. Such a situation could result in Key losing access to alternative wholesale funding sources. In addition, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.

We are subject to liquidity risk, which could negatively affect our funding levels.

Market conditions or other events could negatively affect our access to or the cost of funding, affecting our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, or fund asset growth and new business initiatives at a reasonable cost, in a timely manner and without adverse consequences.

Although we maintain a liquid asset portfolio and have implemented strategies to maintain sufficient and diverse sources of funding to accommodate planned as well as unanticipated changes in assets, liabilities, and off-balance sheet commitments under various economic conditions (including reducing our capacity of wholesale funding sources), a substantial, unexpected or prolonged change in the level or cost of liquidity could have a material adverse effect on us. If the cost effectiveness or the availability of supply in these credit markets is reduced for a prolonged period of time, our funding needs may require us to access funding and manage liquidity by other means. These alternatives may include generating client deposits, securitizing or selling loans, extending the maturity of wholesale borrowings, borrowing under certain secured borrowing arrangements, using relationships developed with a variety of fixed income investors, and further managing loan growth and investment opportunities. These alternative means of funding may result in an increase to the overall cost of funds and may not be available under stressed conditions, which would cause us to liquidate a portion of our liquid asset portfolio to meet any funding needs.

Our credit ratings affect our liquidity position.

The rating agencies regularly evaluate the securities of KeyCorp and KeyBank, and their ratings of our long-term debt and other securities are based on a number of factors, including our financial strength, ability to generate earnings, and other factors. Some of these factors are not entirely within our control, such as conditions affecting the financial services industry and the economy and changes in rating methodologies as a result of the Dodd-Frank Act. We may not be able to maintain our current credit ratings. Following Key’s announced acquisition of First Niagara in October 2015, S&P and Fitch affirmed Key’s ratings but changed the outlook to negative. Moody’s placed Key’s ratings under review for downgrade. The Moody’s review could be outstanding beyond the targeted merger completion date. A rating downgrade of the securities of KeyCorp or KeyBank could adversely affect our access to liquidity and could significantly increase our cost of funds, trigger additional collateral or funding requirements, and decrease the number of investors and counterparties willing to lend to us, reducing our ability to generate income.

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

In particular, we could face some of the following risks, and other unforeseeable risks, in connection with a downturn in the economic and market environment or in the face of downside shocks or a recession, whether in the United States or internationally:

¿	A loss of confidence in the financial services industry and the equity markets by investors, placing pressure on the price of Key’s common shares or decreasing the credit or liquidity available to Key;

¿	A decrease in consumer and business confidence levels generally, decreasing credit usage and investment or increasing delinquencies and defaults;

¿	A decrease in household or corporate incomes, reducing demand for Key’s products and services;

¿	A decrease in the value of collateral securing loans to Key’s borrowers or a decrease in the quality of Key’s loan portfolio, increasing loan charge-offs and reducing Key’s net income;

¿	A decrease in our ability to liquidate positions at acceptable market prices;

¿	The extended continuation of the current low-interest rate environment, continuing or increasing downward pressure to our net interest income;

¿	A decrease in the accuracy and viability of our quantitative models;

¿	An increase in competition and consolidation in the financial services industry;

¿	Increased concern over and scrutiny of the capital and liquidity levels of financial institutions generally, and those of our transaction counterparties specifically;

¿	A decrease in confidence in the creditworthiness of the United States or other governments whose securities we hold; and

¿	An increase in limitations on or the regulation of financial services companies like Key.

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

Additionally, a significant portion of our business activities are concentrated within the real estate, healthcare, and utilities market segments. The profitability of some of these market segments depends upon the health of the overall economy, seasonality, the impact of regulation, and other factors that are beyond our control and may be beyond the control of our customers in these market segments.

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

Our ability to compete depends on a number of factors, including among others our ability to develop and successfully execute our strategic plans and initiatives. Our strategic priorities include growing profitably and maintaining financial strength; effectively managing risk and reward; engaging a high-performing, talented, and diverse workforce; and embracing the changes required by our clients and the marketplace. Acquiring and expanding customer relationships, including by “cross-selling” additional or new products to them, is also very important to our business model and our ability to grow revenue and earnings. Our inability to execute on or achieve the anticipated outcomes of our strategic priorities may affect how the market perceives us and could impede our growth and profitability.

We operate in a highly competitive industry.

We face substantial competition in all areas of our operations from a variety of competitors, some of which are larger and may have more financial resources than us. Our competitors primarily include national and super-regional banks as well as smaller community banks within the various geographic regions in which we operate. We also face competition from many other types of financial institutions, including, without limitation, savings associations, credit unions, mortgage banking companies, finance companies, mutual funds, insurance companies, investment management firms, investment banking firms, broker-dealers and other local, regional, national, and global financial services firms. In addition, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks. Mergers and acquisitions have led to increased concentration in the banking industry, placing added competitive pressure on Key’s core banking products and services. We expect the competitive landscape of the financial services industry to become even more intensified as a result of legislative, regulatory, structural, and technological changes.

Our ability to compete successfully depends on a number of factors, including: our ability to develop and execute strategic plans and initiatives; our ability to develop, maintain, and build long-term customer relationships based on quality service and competitive prices; our ability to develop competitive products and technologies demanded by our customers, while maintaining our high ethical standards and assets safe and sound; our ability to attract, retain, and develop a strong employee workforce; and industry and general economic trends. Increased competition in the financial services industry, and our failure to perform in any of these areas, could significantly weaken our competitive position, which could adversely affect our growth and profitability.

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

On October 30, 2015, we entered into an Agreement and Plan of Merger with First Niagara, pursuant to which First Niagara will merge with and into KeyCorp with KeyCorp continuing as the surviving company. Acquiring other banks, bank branches, or other businesses involves various risks commonly associated with acquisitions or partnerships, including exposure to unknown or contingent liabilities of the target company; diversion of our management’s time and attention; significant integration risk with respect to employees, accounting systems, and technology platforms; our inability to realize anticipated revenue and cost benefits and synergies; increased regulatory scrutiny; and, the possible loss of key employees and customers of the target company. We regularly evaluate merger and acquisition and strategic partnership opportunities and conduct due diligence activities related to possible transactions. As a result, mergers or acquisitions involving cash, debt or equity securities, such as the First Niagara merger, may occur at any time. Acquisitions may involve the payment of a premium over book and market values. Therefore, some dilution of our tangible book value and net income per common share could occur in connection with any future transaction. Additionally, if an acquisition, including the First Niagara merger, or strategic partnership were to occur, we may fail to realize the expected revenue increases, cost savings, increases in geographic or product presence, or other projected benefits.

We may not be able to complete the acquisition of First Niagara.

Before the transactions contemplated in the merger agreement with First Niagara can be completed, various approvals must be obtained from the bank regulatory and other governmental authorities. In deciding whether to grant antitrust or regulatory clearances, the relevant governmental entities will consider a variety of factors, including the regulatory standing of each of the parties and the effect of the merger on competition within their relevant jurisdiction. An adverse development in either party’s regulatory standing or other factors could result in an inability to obtain one or more of the required regulatory approvals or delay their receipt. The terms and conditions of the approvals that are granted may impose requirements, limitations or costs, or place restrictions on the conduct of the combined company’s business or require branch divestitures. The level of divestitures required by the relevant governmental entities might be unacceptable to the parties, or could delay the closing of the merger or diminish the anticipated benefits of the merger. If required by regulatory authorities, we will divest branches in certain areas in a manner sufficient to eliminate such regulatory authorities’ competitive concerns. Despite the parties’ commitments to use their reasonable best efforts to comply with conditions imposed by regulatory entities, under the terms of the merger agreement, KeyCorp and First Niagara will not be required to take actions that would be more-likely-than-not to have a material and adverse effect on KeyCorp and its subsidiaries, taken as a whole, giving effect to the merger (measured on a scale relative to First Niagara and its subsidiaries, taken as a whole). There can be no assurance that regulators will not impose conditions, terms, obligations, or restrictions and that such conditions, terms, obligations, or restrictions will not have the effect of delaying the completion of the merger, imposing additional material costs on or materially limiting the revenues of the combined company following the merger or otherwise reduce the anticipated benefits of the merger if the merger were consummated successfully within the expected timeframe. In addition, we cannot provide assurance that any such conditions, terms, obligations, or restrictions will not result in the delay or abandonment of the merger. Additionally, the completion of the merger is conditioned on the absence of certain orders, injunctions, or decrees by any court or regulatory agency of competent jurisdiction that would prohibit or make illegal the completion of the merger.

In addition to the various regulatory approvals, the merger agreement is subject to a number of other conditions that must be fulfilled in order to complete the merger. Those conditions include, but are not limited to: approval of the merger agreement by First Niagara and KeyCorp shareholders, as well as approval of the amendment to KeyCorp’s articles by KeyCorp’s shareholders, absence of orders prohibiting completion of the merger, effectiveness of the registration statement filed in connection with the transaction, and approval of the KeyCorp common shares and the new KeyCorp preferred stock to be issued to First Niagara common and preferred stockholders, as applicable, for listing on the NYSE. The conditions to the closing of the merger may not be fulfilled in a timely manner or at all, and, accordingly, the merger may not be completed. In addition, the parties can mutually decide to terminate the merger agreement at any time, before or after shareholder approval, or KeyCorp or First Niagara may elect to terminate the merger agreement in certain other circumstances.

Several putative class action lawsuits have been filed by purported First Niagara stockholders alleging claims against First Niagara, the members of First Niagara’s Board of Directors, and KeyCorp. Among other remedies, the purported plaintiffs seek to enjoin the merger. The outcome of any such litigation is uncertain. If the cases or any additional cases filed in connection with the merger are not resolved, these lawsuits could prevent or delay the completion of the merger and result in significant costs to First Niagara and/or KeyCorp, including any costs associated with the indemnification of directors and officers.

We may fail to realize the anticipated benefits of the merger with First Niagara.

KeyCorp and First Niagara have operated and, until the completion of the merger, will continue to operate, independently. The success of the merger, including anticipated benefits and cost savings, will depend on, among other things, our ability to combine the businesses of KeyCorp and First Niagara in a manner that permits growth opportunities, including, among other things, enhanced revenues and revenue synergies, an expanded market reach and operating efficiencies, and that does not materially disrupt the existing customer relationships of KeyCorp or First Niagara nor result in decreased revenues due to loss of customers. If we are not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could have an adverse effect on the surviving corporation’s business, financial condition, operating results, and prospects. In addition, it is possible that the integration process could result in the disruption of our ongoing businesses or cause inconsistencies in standards, controls, procedures, and policies that adversely affect our ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the merger.

We will incur transaction and integration costs in connection with the First Niagara merger.

We have incurred and expect to incur significant, nonrecurring costs in connection with consummating the First Niagara merger. In addition, we will incur integration costs following the completion of the merger as we integrate our business and First Niagara’s business, including facilities and systems consolidation costs and employment-related costs. There can be no assurances that the expected benefits and efficiencies related to the integration of the businesses will be realized to offset these transaction and integration costs over time. We may also incur additional costs to maintain employee morale and to retain key employees. We will also incur significant legal, financial advisor, accounting, banking and consulting fees, fees relating to regulatory filings and notices, SEC filing fees, printing and mailing fees, and other costs associated with the merger. Some of these costs are payable regardless of whether the merger is completed.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The headquarters of KeyCorp and KeyBank are located in Key Tower at 127 Public Square, Cleveland, Ohio 44114-1306. At December 31, 2015, Key leased approximately 477,781 square feet of the complex, encompassing the first 12 floors and the 54th through 56th floors of the 57-story Key Tower. In addition, Key owned two buildings in Brooklyn, Ohio, with office space that it operated from and leased out totaling approximately 563,466 square feet at December 31, 2015. As of the same date, KeyBank owned 434 branches and leased 532 branches. The lease terms for applicable branches are not individually material, with terms ranging from month-to-month to 99 years from inception.

Branches and ATMs by Region

	Pacific	Rocky Mountains	Indiana	West Ohio/ Michigan	East Ohio	Western New York	Eastern New York	New England	Total
Branches	246	126	61	98	148	80	144	63	966
ATMs	290	158	68	121	251	110	180	78	1,256

ITEM 3.  LEGAL PROCEEDINGS

The information presented in the Legal Proceedings section of Note 20 (“Commitments, Contingent Liabilities and Guarantees”) of the Notes to Consolidated Financial Statements is incorporated herein by reference.

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

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The dividend restrictions discussion in the “Supervision and Regulation” section in Item 1. Business of this report, and the disclosures included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements contained in Item 8 of this report, are incorporated herein by reference:

Page(s)
Discussion of our common shares, shareholder information and repurchase activities in the section captioned “Capital — Common shares outstanding”	71
Presentation of annual and quarterly market price and cash dividends per common share and discussion of dividends in the section captioned “Capital — Dividends”	36, 71, 100

Discussion of dividend restrictions in the sections captioned “Supervision and Regulation — Regulatory capital and liquidity — Dividend restrictions” and “Liquidity risk management — Liquidity for KeyCorp,” Note 3 (“Restrictions on Cash, Dividends and Lending Activities”), and Note 22 (“Shareholders’ Equity”)

14, 88, 136, 216
KeyCorp common share price performance (2011-2015) graph	72

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

As authorized by our Board and pursuant to our 2015 capital plan submitted to and not objected to by the Federal Reserve, we have authority to repurchase up to $725 million of our common shares in the open market or through privately negotiated transactions. Share repurchases under the 2015 capital plan began in the second quarter of 2015 and included repurchases to offset issuances of common shares under our employee compensation plans. Common share repurchases under our 2015 capital plan were suspended in the fourth quarter of 2015 due to the pending merger with First Niagara.

The following table summarizes our repurchases of our common shares for the three months ended December 31, 2015. Common shares deemed surrendered by employees in connection with our stock compensation and benefit plans comprise the entire amount of share repurchases as disclosed in the table.

Calendar month	Total number of shares repurchased	(a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased as part of publicly announced plans or programs	(b)
October 1 — 31	2,720		$13.10	—	38,051,953
November 1 — 30	69		13.32	—	36,049,148
December 1 — 31	6,484		12.99	—	35,824,117
Total	9,273		$13.02	—

(a)	Includes common shares deemed surrendered by employees in connection with our stock compensation and benefit plans to satisfy tax obligations. There were no common shares repurchased in the open market during the fourth quarter of 2015.

(b)	Calculated using the remaining general repurchase amount divided by the closing price of KeyCorp common shares as follows: on October 31, 2015, at $12.42; on November 30, 2015, at $13.11; and on December 31, 2015, at $13.19.

ITEM 6.  SELECTED FINANCIAL DATA

The information included under the caption “Selected Financial Data” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 36 is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”), we use certain acronyms and abbreviations. These terms are defined in Note 1 (“Summary of Significant Accounting Policies”), which begins on page 119.

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

We want to explain some industry-specific terms at the outset so you can better understand the discussion that follows.

¿	We use the phrase continuing operations in this document to mean all of our businesses other than the education lending business, Victory, and Austin. The education lending business and Austin have been accounted for as discontinued operations since 2009. Victory was classified as a discontinued operation in our first quarter 2013 financial reporting as a result of the sale of this business as announced on February 21, 2013, and closed on July 31, 2013.

¿	Our exit loan portfolios are separate from our discontinued operations. These portfolios, which are in a run-off mode, stem from product lines we decided to cease because they no longer fit with our corporate strategy. These exit loan portfolios are included in Other Segments.

¿	We engage in capital markets activities primarily through business conducted by our Key Corporate Bank segment. These activities encompass a variety of products and services. Among other things, we trade securities as a dealer, enter into derivative contracts (both to accommodate clients’ financing needs and to mitigate certain risks), and conduct transactions in foreign currencies (both to accommodate clients’ needs and to benefit from fluctuations in exchange rates).

¿	For regulatory purposes, capital is divided into two classes. Federal regulations currently prescribe that at least one-half of a bank or BHC’s total risk-based capital must qualify as Tier 1 capital. Both total and Tier 1 capital serve as bases for several measures of capital adequacy, which is an important indicator of financial stability and condition. As described under the heading “Regulatory capital and liquidity — Capital planning and stress testing” in the section entitled “Supervision and Regulation” in Item 1 of this report, the regulators are required to conduct a supervisory capital assessment of all BHCs with assets of at least $50 billion, including KeyCorp. As part of this capital adequacy review, banking regulators evaluated a component of Tier 1 capital, known as Tier 1 common equity, using the definitions of Tier 1 capital and total risk-weighted assets that were in effect in 2014, as well as a transition plan for full implementation of the Regulatory Capital Rules. The section entitled “Capital — Capital adequacy” in this MD&A provides more information on total capital, Tier 1 capital, Tier 1 common equity, and the Regulatory Capital Rules, including Common Equity Tier 1, and describes how the three measures are calculated.

Additionally, a comprehensive list of the acronyms and abbreviations used throughout this discussion is included in Note 1 (“Summary of Significant Accounting Policies”).

Figure 1. Selected Financial Data

dollars in millions, except per share amounts	2015	2014	2013	2012	2011	Compound Annual Rate of Change (2011-2015)
YEAR ENDED DECEMBER 31,
Interest income	$2,622	$2,554	$2,620	$2,705	$2,889	(1.9)%
Interest expense	274	261	295	441	622	(15.1)
Net interest income	2,348	2,293	2,325	2,264	2,267	.7
Provision for credit losses	166	57	138	213	(88)	N/M
Noninterest income	1,880	1,797	1,766	1,856	1,688	2.2
Noninterest expense	2,840	2,761	2,812	2,834	2,712	.9
Income (loss) from continuing operations before income taxes	1,222	1,272	1,141	1,073	1,331	(1.7)
Income (loss) from continuing operations attributable to Key	915	939	870	835	955	(.9)
Income (loss) from discontinued operations, net of taxes (a)	1	(39)	40	23	(35)	N/M
Net income (loss) attributable to Key	916	900	910	858	920	(.1)
Income (loss) from continuing operations attributable to Key common shareholders	892	917	847	813	848	1.0
Income (loss) from discontinued operations, net of taxes (a)	1	(39)	40	23	(35)	N/M
Net income (loss) attributable to Key common shareholders	893	878	887	836	813	1.9
PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$1.06	$1.05	$.93	$.87	$.91	3.1%
Income (loss) from discontinued operations, net of taxes (a)	—	(.04)	.04	.02	(.04)	N/M
Net income (loss) attributable to Key common shareholders (b)	1.06	1.01	.98	.89	.87	4.0
Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$1.05	$1.04	$.93	$.86	$.91	2.9%
Income (loss) from discontinued operations, net of taxes — assuming dilution (a)	—	(.04)	.04	.02	(.04)	N/M
Net income (loss) attributable to Key common shareholders — assuming dilution (b)	1.05	.99	.97	.89	.87	3.8
Cash dividends paid	.29	.25	.215	.18	.10	23.7%
Book value at year end	12.51	11.91	11.25	10.78	10.09	4.4
Tangible book value at year end	11.22	10.65	10.11	9.67	9.11	4.3
Market price at year end	13.19	13.90	13.42	8.42	7.69	11.4
Dividend payout ratio	27.4%	24.8%	21.9%	20.2%	11.49%	N/A
Weighted-average common shares outstanding (000)	836,846	871,464	906,524	938,941	931,934	(2.1)
Weighted-average common shares and potential common shares outstanding (000) (c)	844,489	878,199	912,571	943,259	935,801	(2.0)
AT DECEMBER 31.
Loans	$59,876	$57,381	$54,457	$52,822	$49,575	3.8%
Earning assets	83,780	82,269	79,467	75,055	73,729	2.6
Total assets	95,133	93,821	92,934	89,236	88,785	1.4
Deposits	71,046	71,998	69,262	65,993	61,956	2.8
Long-term debt	10,186	7,875	7,650	6,847	9,520	1.4
Key common shareholders’ equity	10,456	10,239	10,012	9,980	9,614	1.7
Key shareholders’ equity	10,746	10,530	10,303	10,271	9,905	1.6
PERFORMANCE RATIOS — FROM CONTINUING OPERATIONS
Return on average total assets	.99%	1.08%	1.03%	1.03%	1.16%	N/A
Return on average common equity	8.63	9.01	8.48	8.25	9.17	N/A
Return on average tangible common equity (d)	9.64	10.04	9.45	9.16	10.20	N/A
Net interest margin (TE)	2.88	2.97	3.12	3.21	3.16	N/A
Cash efficiency ratio (d)	65.9	66.2	67.3	67.8	68.0	N/A
PERFORMANCE RATIOS — FROM CONSOLIDATED OPERATIONS
Return on average total assets	.97%	.99%	1.02%	.99%	1.04%	N/A
Return on average common equity	8.64	8.63	8.88	8.48	8.79	N/A
Return on average tangible common equity (d)	9.65	9.61	9.90	9.42	9.78	N/A
Net interest margin (TE)	2.85	2.94	3.02	3.13	3.09	N/A
Loan to deposit (e)	87.8	84.6	83.8	85.8	87.0	N/A
CAPITAL RATIOS AT DECEMBER 31,
Key shareholders’ equity to assets	11.30%	11.22%	11.09%	11.51%	11.16%	N/A
Key common shareholders’ equity to assets	10.99	10.91	10.78	11.18	10.83	N/A
Tangible common equity to tangible assets (d)	9.98	9.88	9.80	10.15	9.88	N/A
Common Equity Tier 1 (d)	10.94	N/A	N/A	N/A	N/A	N/A
Tier 1 common equity (d)	N/A	11.17	11.22	11.36	11.26	N/A
Tier 1 risk-based capital	11.35	11.90	11.96	12.15	12.99	N/A
Total risk-based capital	12.97	13.89	14.33	15.13	16.51	N/A
Leverage	10.72	11.26	11.11	11.41	11.79	N/A
TRUST AND BROKERAGE ASSETS
Assets under management	$33,983	$39,157	$36,905	$34,744	$34,255	N/A
Nonmanaged and brokerage assets	47,681	49,147	47,418	35,550	30,639	N/A
OTHER DATA
Average full-time-equivalent employees	13,483	13,853	14,783	15,589	15,381	(2.6)%
Branches	966	994	1,028	1,088	1,058	(1.8)

(a)	In April 2009, we decided to wind down the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers. In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. In February 2013, we decided to sell Victory to a private equity fund. As a result of these decisions, we have accounted for these businesses as discontinued operations. For further discussion regarding the income (loss) from discontinued operations, see Note 13 (“Acquisitions and Discontinued Operations”).

(b)	EPS may not foot due to rounding.

(c)	Assumes conversion of common share options and other stock awards and/or convertible preferred stock, as applicable.

(d)	See Figure 4 entitled “GAAP to Non-GAAP Reconciliations,” which presents the computations of certain financial measures related to “tangible common equity,” “Common Equity Tier 1” (compliance date of January 1, 2015, under the Regulatory Capital Rules), “Tier 1 common equity” (prior to January 1, 2015), and “cash efficiency.” The table reconciles the GAAP performance measures to the corresponding non-GAAP measures, which provides a basis for period-to-period comparisons.

(e)	Represents period-end consolidated total loans and loans held for sale (excluding education loans in securitizations trusts for periods prior to 2014) divided by period-end consolidated total deposits (excluding deposits in foreign office).

Economic overview

The economy continued its modest recovery in 2015, with overall GDP of 2.4% unchanged from the prior year. 2015 was a volatile year, with the first quarter starting at a slow pace, then growth picking up over the next six months before decelerating again in the fourth quarter. Throughout 2015, slowing emerging market growth, a strengthening U.S. dollar, and falling demand for U.S. exports were all significant factors that held back growth. Additionally, oil prices dropped 32% over the year, giving consumers a boost in discretionary income but resulting in a sharp decline in energy-related investments. The stock market disappointed in 2015, with the S&P 500 equity index dropping 1%, compared to an 11% increase in 2014, largely due to uncertainty around Chinese equity markets and oil and commodity prices. Globally, the economic recovery slowed; the European Central Bank maintained an easy money policy as their recovery stalled and the risk of deflation rose, while emerging markets struggled in the face of low commodity prices and a weakening Chinese economy.

For 2015, 2.7 million new jobs were added in the U.S. The unemployment rate fell further, from 5.6% at December 31, 2014, to 5.0% at December 31, 2015. While weak labor force participation was a factor, solid employment gains also drove the decline. Slack remains, however, reflected in underwhelming wage growth for much of the year. Consumers preferred to solidify their balance sheets in 2015, as the savings rate rose to 5.5% in December 2015 while consumer spending, although still solid, declined to 2.6%. By December 2015, headline inflation remained at .7%, mainly due to a further decline in energy prices. Core inflation also remained low throughout the year, ending 2015 at 2.1%, up from 1.6% at the end of 2014.

As the economy expanded further and the labor market continued to strengthen, the housing market gained traction, with slight improvement across nearly all metrics in 2015. While household formation is normalizing, a declining home ownership rate continues to weigh on sales growth. Existing home sales finished 2015 at a seasonally adjusted annual rate of 5.46 million, up 7.7% from December 2014. New home sales ended the year on a solid note, reaching a seasonally adjusted annual rate of 544,000 in December 2015, up 9.9% from 2014. Price appreciation picked up modestly, with the median price for existing homes up 6.3% year-over-year in December 2015, compared to 4.6% in 2014. Housing starts accelerated further, up 6.4% from December 2014, driven by gains in both single and multi-family construction of 6.1% and 7.0%, respectively.

The Federal Reserve remained active and accommodative for most of 2015. The Federal Open Market Committee (“FOMC”) decided to maintain the existing policy of reinvesting principal payments to help accommodate financial conditions throughout the year. In addition, the FOMC kept the federal funds target rate near zero until December 2015, lifting the target rate by 25 basis points, citing an improving labor market and the expectation that inflation would return to its 2% objective over the medium term. The 10-year U.S. Treasury yield began the year at 2.2%, and dipped to as low as 1.7% for the first quarter of 2015, driven by disappointing weather-related economic data. In the third quarter of 2015, with rising speculation around higher interest rates, the 10-year U.S. Treasury yield began to increase, reaching 2.4%, and ended the year at 2.3%, as interest rates eased (even after the FOMC raised rates) due to concerns of slower global growth, lower energy prices, and equity market volatility.

Long-term financial goals

Our long-term financial goals are as follows:

¿	Improve balance sheet efficiency by targeting a loan-to-deposit ratio range of 90% to 100%;

¿	Maintain a moderate risk profile by targeting a net loan charge-offs to average loans ratio and provision for credit losses to average loans ratio in the range of .40% to .60%;

¿	Grow high quality and diverse revenue streams by targeting a net interest margin in the range of 3.00% to 3.25% and a ratio of noninterest income to total revenue of greater than 40%;

¿	Generate positive operating leverage and target a cash efficiency ratio of less than 60%; and

¿	Maintain disciplined capital management and target a return on average assets in the range of 1.00% to 1.25%.

Figure 2 shows the evaluation of our long-term financial goals for the three months and year ended December 31, 2015.

Figure 2. Evaluation of Our Long-Term Financial Goals

KEY Business Model	Key Metrics (a)	4Q15	Year ended December 31, 2015	Targets
Balance sheet efficiency	Loan-to-deposit ratio (b)	88%	88%	90 - 100%
Moderate risk profile	Net loan charge-offs to average loans	.25%	.24%	.40 - .60%
	Provision for credit losses to average loans	.30%	.28%
High quality, diverse revenue streams	Net interest margin	2.87%	2.88%	3.00 - 3.25%
	Noninterest income to total revenue	44%	44%	> 40%
Positive operating leverage	Cash efficiency ratio (c)	66.4%	65.9%	< 60%
Financial Returns	Return on average assets	.97%	.99%	1.00 - 1.25%

(a)	Calculated from continuing operations, unless otherwise noted.

(b)	Represents period-end consolidated total loans and loans held for sale divided by period-end consolidated total deposits (excluding deposits in foreign office).

(c)	Excludes intangible asset amortization; non-GAAP measure: see Figure 4 for reconciliation.

Corporate strategy

We remain committed to enhancing long-term shareholder value by continuing to execute our relationship business model, growing our franchise, and being disciplined in our management of capital. Our 2015-2016 strategic focus is to grow by building enduring relationships through client-focused solutions and service. We intend to pursue this strategy by growing profitably; acquiring and expanding targeted client relationships; effectively managing risk and rewards; maintaining financial strength; and engaging, retaining, and inspiring our diverse and high-performing workforce. These strategic priorities for enhancing long-term shareholder value are described in more detail below.

¿	Grow profitably — We will continue to focus on generating positive operating leverage by growing revenue and creating a more efficient operating environment. We expect our relationship business model to keep generating organic growth as it helps us expand engagement with existing clients and attract new customers. We will leverage our continuous improvement culture to create a more efficient cost structure that is aligned, sustainable, and consistent with the current operating environment and supports our relationship business model.

¿	Acquire and expand targeted client relationships — We have taken purposeful steps to enhance our ability to acquire and expand targeted relationships. Our local delivery of a broad product set and industry expertise allows us to match client needs and market conditions to deliver the best solutions.

¿	Effectively manage risk and rewards — Our risk management activities are focused on ensuring we properly identify, measure, and manage risks across the entire company to maintain safety and soundness and maximize profitability.

¿	Maintain financial strength — With the foundation of a strong balance sheet, we will remain focused on sustaining strong reserves, liquidity and capital. We will work closely with our Board and regulators to manage capital to support our clients’ needs and drive long-term shareholder value. Our capital remains a competitive advantage for us.

¿	Engage a high-performing, talented, and diverse workforce — Every day our employees provide our clients with great ideas, extraordinary service, and smart solutions. We will continue to engage our high-performing, talented, and diverse workforce to create an environment where they can make a difference, own their careers, be respected, and feel a sense of pride.

Strategic developments

We initiated the following actions during 2015 to support our corporate strategy:

¿	We continue to focus on growing our businesses and remain committed to improving productivity and efficiency. During 2015, we generated positive operating leverage, with pre-provision net revenue up 4.7% from 2014. Net interest income benefited from solid loan growth, driven by a 12% increase in average commercial, financial and agricultural loans. Noninterest income benefited from increases in several of our core fee-based businesses: investment banking and debt placement fees, which had record high fees in 2015 due to stronger financial advisory fees and loan syndications, trust and investment services income, corporate services income, and cards and payments income. Although noninterest expense increased from prior year, this increase was primarily due to the ongoing investments we have made in our businesses to drive revenue growth, including the addition of client-facing personnel across our franchise.

¿	Our strong risk management practices and a more favorable credit environment resulted in another year of solid credit quality trends. For 2015, net loan charge-offs were .24% of average loans and the provision for credit losses was .28% of average loans, both well below our targeted range.

¿	We also made progress on other strategic initiatives. On October 30, 2015, we announced that KeyCorp entered into a definitive agreement and plan of merger to acquire all of the outstanding capital stock of First Niagara. The merger is currently expected to be completed during the third quarter of 2016 and is subject to customary closing conditions including the approval of regulators and the shareholders of both KeyCorp and First Niagara. This merger is expected to accelerate our transformation into a high-performing regional bank, generate attractive financial returns, provide significant revenue opportunities, and create a complementary business mix and a more balanced franchise.

¿	Capital management remained a priority in 2015. On March 11, 2015, the Federal Reserve announced that it did not object to our 2015 capital plan submitted as part of the annual CCAR process. The 2015 capital plan included a common share repurchase program of up to $725 million, including repurchases to offset issuances of common shares under our employee compensation plans. Common share repurchases under the 2015 capital plan began in the second quarter of 2015. During the second and third quarters of 2015, we completed $252 million of common share repurchases under this authorization. In addition, we completed $208 million of common share repurchases in the first quarter of 2015 under our 2014 capital plan for a total of $460 million of open market common share repurchases during 2015. We suspended our existing share repurchase program in the fourth quarter of 2015 due to the pending merger with First Niagara. We plan to include share repurchases in the upcoming 2016 CCAR submission.

¿	The Board declared a quarterly dividend of $.065 per common share for the first quarter of 2015. Our 2015 capital plan proposed a 15% increase in our quarterly common share dividend to $.075 per share, which was approved by our Board in May 2015. Consistent with our 2015 capital plan, we made a dividend payment of $.075 per common share for each of the second, third, and fourth quarters of 2015, which brought our annual dividend to $.29 per common share for 2015. The Board will consider an additional potential increase in our quarterly common share dividend, up to $.085 per share, in 2016 for the fifth quarter of the 2015 capital plan.

Highlights of Our 2015 Performance

Financial performance

For 2015, we announced net income from continuing operations attributable to Key common shareholders of $892 million, or $1.05 per common share. These results compare to net income from continuing operations attributable to Key common shareholders of $917 million, or $1.04 per common share, for 2014.

Figure 3 shows our continuing and discontinued operating results for the past three years.

Figure 3. Results of Operations

Year ended December 31,
in millions, except per share amounts	2015	2014	2013
SUMMARY OF OPERATIONS
Income (loss) from continuing operations attributable to Key	$915	$939	$870
Income (loss) from discontinued operations, net of taxes (a)	1	(39)	40

Net income (loss) attributable to Key	$916	$900	$910

Income (loss) from continuing operations attributable to Key	$915	$939	$870
Less: Dividends on Series A Preferred Stock	23	22	23

Income (loss) from continuing operations attributable to Key common shareholders	892	917	847
Income (loss) from discontinued operations, net of taxes (a)	1	(39)	40

Net income (loss) attributable to Key common shareholders	$893	$878	$887

PER COMMON SHARE — ASSUMING DILUTION
Income (loss) from continuing operations attributable to Key common shareholders	$1.05	$1.04	$.93
Income (loss) from discontinued operations, net of taxes (a)	—	(.04)	.04

Net income (loss) attributable to Key common shareholders (b)	$1.05	$.99	$.97

(a)	In April 2009, we decided to wind down the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers. In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. In February 2013, we decided to sell Victory to a private equity fund. As a result of these decisions, we have accounted for these businesses as discontinued operations. For further discussion regarding the income (loss) from discontinued operations, see Note 13 (“Acquisitions and Discontinued Operations”).

(b)	EPS may not foot due to rounding.

Our 2016 expectations, as disclosed below, do not include the effect of the pending First Niagara merger, which is expected to be completed in the third quarter of 2016.

Our 2015 full-year results reflect success in executing our strategy by generating positive operating leverage and maintaining strong risk management and disciplined capital management.

Our taxable-equivalent net interest income for 2015 was $2.376 billion, and the net interest margin was 2.88%. These results compare to taxable-equivalent net interest income of $2.317 billion and a net interest margin of 2.97% for the prior year. The increase in net interest income reflects higher earning asset balances, partially offset by lower earning asset yields, which also drove the decline in the net interest margin. In 2016, we expect low-single-digit (less than 5%) growth in net interest income without the benefit of higher interest rates or mid-single-digit (4% to 6%) growth with the benefit of higher interest rates compared to the prior year.

Our noninterest income was $1.9 billion, up $83 million, or 4.6%, from 2014. Investment banking and debt placement fees benefited from our business model and had a record high year, increasing $48 million from 2014. Trust and investment services income increased $30 million, primarily due to the full-year 2015 impact of the September 2014 acquisition of Pacific Crest Securities. Noninterest income for 2015 also included increases of $20 million in corporate services income due to higher loan commitment fees and $17 million in cards and payments income due to higher merchant services, purchase card, and ATM debit card fees driven by increased volume. Other income also increased $10 million. These increases were partially offset by declines of $27 million in net gains from principal investing and $23 million in operating lease income and other leasing gains. In 2016, we expect mid-single-digit (4% to 6%) growth in noninterest income compared to 2015.

Our noninterest expense was $2.8 billion, an increase of $79 million, or 2.9%, from 2014. We recognized $61 million of merger-, efficiency-, and pension-related charges in 2015 compared to $80 million of efficiency- and pension-related charges in 2014. Personnel expense increased $61 million, driven by higher incentive and stock-based compensation, employee benefits, and salaries, partially offset by lower technology contract labor and severance. Nonpersonnel expense increased $18 million, primarily due to increases in marketing of $8 million and computer processing of $6 million. In 2016, we expect noninterest expense to be relatively stable (plus or minus 2%) with 2015.

Average loans totaled $58.6 billion for 2015, compared to $55.7 billion in 2014. Commercial, financial and agricultural loan growth of $3.3 billion was broad-based across our commercial lines of business. Consumer loans were slightly down, as modest increases across our core consumer loan portfolio, primarily direct term loans and credit cards, were offset by run-off in our designated consumer exit portfolio. For 2016, we anticipate average loan growth in the mid-single-digit (4% to 6%) range.

Average deposits, excluding deposits in foreign office, totaled $70.1 billion for 2015, an increase of $2.9 billion compared to 2014. NOW and money market deposit accounts and demand deposits increased $2 billion and $1.9 billion, respectively, reflecting growth in the commercial mortgage servicing business and inflows from commercial and consumer clients. These increases were partially offset by run-off in certificates of deposit and other time deposits. Our consolidated loan to deposit ratio was 87.8% at December 31, 2015, compared to 84.6% at December 31, 2014.

We maintained credit discipline in 2015, and our asset quality ratios remained strong. The provision for credit losses was $166 million for 2015 compared to $57 million for 2014. The increase in our provision is due to the growth in our loan portfolio over the past twelve months as well as lower recoveries in 2015 compared to 2014. Net loan charge-offs were $142 million, or .24%, of average loan balances for 2015, compared to $113 million, or .20%, for 2014. Our nonperforming loans declined to $387 million, or .65%, of period-end loans at December 31, 2015, compared to $418 million, or .73%, at December 31, 2014. Our ALLL was $796 million, or 1.33% of period-end loans, compared to $794 million, or 1.38%, at December 31, 2014, and represented 206% and 190% coverage of nonperforming loans at December 31, 2015, and December 31, 2014, respectively. In 2016, we expect net loan charge-offs to average loans to remain below our long-term targeted range of 40 to 60 basis points and the ALLL, as a percentage of period-end loans, to remain relatively stable (plus or minus 2%, which would approximate a three basis point change) with 2015.

Our capital ratios remain strong. Our tangible common equity and Tier 1 risk-based capital ratios were 9.98% and 11.35%, respectively, at December 31, 2015, compared to 9.88% and 11.90%, respectively, at December 31, 2014. In addition, our Common Equity Tier 1 was 10.94% at December 31, 2015. We have identified four primary uses of capital:

1.	Investing in our businesses, supporting our clients, and loan growth;

2.	Maintaining or increasing our common share dividend;

3.	Returning capital in the form of common share repurchases to our shareholders; and

4.	Remaining disciplined and opportunistic about how we invest in our franchise to include selective acquisitions over time.

Our capital management remains focused on creating value. During 2015, our full-year dividend per common share increased 16% from the prior year, and we repurchased $460 million of common shares.

Figure 4 presents certain non-GAAP financial measures related to “tangible common equity,” “return on tangible common equity,” “Common Equity Tier 1,” “Tier 1 common equity,” “pre-provision net revenue,” “cash efficiency ratio,” and “Common Equity Tier 1 under the Regulatory Capital Rules (estimates).”

The tangible common equity ratio and the return on tangible common equity ratio have been a focus for some investors, and management believes these ratios may assist investors in analyzing Key’s capital position without regard to the effects of intangible assets and preferred stock. Traditionally, the banking regulators have assessed bank and BHC capital adequacy based on both the amount and the composition of capital, the calculation of which is prescribed in federal banking regulations. The Federal Reserve focuses its assessment of capital adequacy on a component of Tier 1 capital known as Common Equity Tier 1. Because the Federal Reserve has long indicated that voting common shareholders’ equity (essentially Tier 1 risk-based capital less preferred stock, qualifying capital securities and noncontrolling interests in subsidiaries) generally should be the dominant element in Tier 1 risk-based capital, this focus on Common Equity Tier 1 is consistent with existing capital adequacy categories. The Regulatory Capital Rules, described in more detail under the section “Supervision and Regulation” in Item 1 of this report, also make Common Equity Tier 1 a priority. The Regulatory Capital Rules change the regulatory capital standards that apply to BHCs by, among other changes, phasing out the treatment of trust preferred securities and cumulative preferred securities as Tier 1 eligible capital. Starting in 2016, our trust preferred securities will only be included in Tier 2 capital. Since analysts and banking regulators may assess our capital adequacy using tangible common equity and Common Equity Tier 1, we believe it is useful to enable investors to assess our capital adequacy on these same bases. Figure 4 also reconciles the GAAP performance measures to the corresponding non-GAAP measures.

Figure 4 also shows the computation for and reconciliation of pre-provision net revenue, which is not formally defined by GAAP. We believe that eliminating the effects of the provision for credit losses makes it easier to analyze our results by presenting them on a more comparable basis.

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

Figure 4. GAAP to Non-GAAP Reconciliations

Year ended December 31,

dollars in millions		2015		2014		2013		2012		2011

Tangible common equity to tangible assets at period end
Key shareholders’ equity (GAAP)		$10,746		$10,530		$10,303		$10,271		$9,905
Less:	Intangible assets (a)	1,080		1,090		1,014		1,027		934
	Series B Preferred Stock	—		—		—		—		—
	Series A Preferred Stock (b)	281		282		282		291		291

	Tangible common equity (non-GAAP)	$9,385		$9,158		$9,007		$8,953		$8,680

Total assets (GAAP)		$95,133		$93,821		$92,934		$89,236		$88,785
Less:	Intangible assets (a)	1,080		1,090		1,014		1,027		934

	Tangible assets (non-GAAP)	$94,053		$92,731		$91,920		$88,209		$87,851

Tangible common equity to tangible assets ratio (non-GAAP)		9.98	%	9.88	%	9.80	%	10.15	%	9.88	%

Common Equity Tier 1 at period end
Key shareholders’ equity (GAAP)		$10,746		—		—		—		—
Less:	Series A Preferred Stock (b)	281		—		—		—		—

	Common Equity Tier 1 capital before adjustments and deductions	10,465		—		—		—		—
Less:	Goodwill, net of deferred taxes	1,034		—		—		—		—
	Intangible assets, net of deferred taxes	26		—		—		—		—
	Deferred tax assets	1		—		—		—		—
	Net unrealized gains (losses) on available-for-sale securities, net of deferred taxes	(58)		—		—		—		—
	Accumulated gains (losses) on cash flow hedges, net of deferred taxes	(20)		—		—		—		—
	Amounts in AOCI attributed to pension and postretirement benefit costs, net of deferred taxes	(365)		—		—		—		—

	Total Common Equity Tier 1 capital	$9,847

Net risk-weighted assets (regulatory)		$89,980		—		—		—		—

Common Equity Tier 1 ratio (non-GAAP)		10.94	%	—		—		—		—

Tier 1 common equity at period end
Key shareholders’ equity (GAAP)		—		$10,530		$10,303		$10,271		$9,905
Qualifying capital securities		—		339		339		339		1,046
Less:	Goodwill	—		1,057		979		979		917
	Accumulated other comprehensive income (loss) (c)	—		(395)		(394)		(172)		(72)
	Other assets (d)	—		83		89		114		72

	Total Tier 1 capital (regulatory)	—		10,124		9,968		9,689		10,034
Less:	Qualifying capital securities	—		339		339		339		1,046
	Series A Preferred Stock (b)	—		282		282		291		291

	Total Tier 1 common equity (non-GAAP)	—		$9,503		$9,347		$9,059		$8,697

Net risk-weighted assets (regulatory)		—		$85,100		$83,328		$79,734		$77,214

Tier 1 common equity ratio (non-GAAP)		—		11.17	%	11.22	%	11.36	%	11.26	%

Pre-provision net revenue
Net interest income (GAAP)		$2,348		$2,293		$2,325		$2,264		$2,267
Plus:	Taxable-equivalent adjustment	28		24		23		24		25
	Noninterest income (GAAP)	1,880		1,797		1,766		1,856		1,688
Less:	Noninterest expense (GAAP)	2,840		2,761		2,812		2,834		2,712

Pre-provision net revenue from continuing operations (non-GAAP)		$1,416		$1,353		$1,302		$1,310		$1,268

Average tangible common equity
Average Key shareholders’ equity (GAAP)		$10,626		$10,467		$10,276		$10,144		$10,133
Less:	Intangible assets (average) (e)	1,085		1,039		1,021		978		935
	Series B Preferred Stock (average)	—		—		—		—		590
	Series A Preferred Stock (average)	290		291		291		291		291

	Average tangible common equity (non-GAAP)	$9,251		$9,137		$8,964		$8,875		$8,317

Return on average tangible common equity from continuing operations
Net income (loss) from continuing operations attributable to Key common shareholders (GAAP)		$892		$917		$847		$813		$848
Average tangible common equity (non-GAAP)		9,251		9,137		8,964		8,875		8,317

Return on average tangible common equity from continuing operations (non-GAAP)		9.64	%	10.04	%	9.45	%	9.16	%	10.20	%

Return on average tangible common equity consolidated
Net income (loss) attributable to Key common shareholders (GAAP)		$893		$878		$887		$836		$813
Average tangible common equity (non-GAAP)		9,251		9,137		8,964		8,875		8,317

Return on average tangible common equity consolidated (non-GAAP)		9.65	%	9.61	%	9.90	%	9.42	%	9.78	%

Cash efficiency ratio
Noninterest expense (GAAP)		$2,840		$2,761		$2,812		$2,834		$2,712
Less:	Intangible asset amortization (GAAP)	36		39		44		23		4

	Adjusted noninterest expense (non-GAAP)	$2,804		$2,722		$2,768		$2,811		$2,708

Net interest income (GAAP)		$2,348		$2,293		$2,325		$2,264		$2,267
Plus:	Taxable-equivalent adjustment	28		24		23		24		25
	Noninterest income (GAAP)	1,880		1,797		1,766		1,856		1,688

	Total taxable-equivalent revenue (non-GAAP)	$4,256		$4,114		$4,114		$4,144		$3,980

Cash efficiency ratio (non-GAAP)		65.9	%	66.2	%	67.3	%	67.8	%	68.0	%

(a)	For the years ended December 31, 2015, December 31, 2014, December 31, 2013, and December 31, 2012, intangible assets exclude $45 million, $68 million, $92 million, and $123 million, respectively, of period-end purchased credit card receivables.

(b)	Net of capital surplus for the years ended December 31, 2015, December 31, 2014, and December 31, 2013.

(c)	Includes net unrealized gains or losses on securities available for sale (except for net unrealized losses on marketable equity securities), net gains or losses on cash flow hedges, and amounts resulting from the application of the applicable accounting guidance for defined benefit and other postretirement plans.

(d)	Other assets deducted from Tier 1 capital and net risk-weighted assets consist of disallowed intangible assets (excluding goodwill) and deductible portions of nonfinancial equity investments. There were no disallowed deferred tax assets at December 31, 2014, December 31, 2013, December 31, 2012, and December 31, 2011.

(e)	For the years ended December 31, 2015, December 31, 2014, December 31, 2013, and December 31, 2012, average intangible assets exclude $55 million, $79 million, $107 million, and $55 million, respectively, of average purchased credit card receivables.

Figure 4. GAAP to Non-GAAP Reconciliations, continued

Year ended December 31,

dollars in millions	2015

Common Equity Tier 1 under the Regulatory Capital Rules (estimates)

Common Equity Tier 1 under current Regulatory Capital Rules	$9,847
Adjustments from current Regulatory Capital Rules to the fully phased-in Regulatory Capital Rules:
Deferred tax assets and other intangible assets (f)	(40)

Common Equity Tier 1 anticipated under the fully phased-in Regulatory Capital Rules (g)	$9,807

Net risk-weighted assets under current Regulatory Capital Rules	$89,980
Adjustments from current Regulatory Capital Rules to the fully phased-in Regulatory Capital Rules:
Mortgage servicing assets (h)	482
All other assets (i)	3

Total risk-weighted assets anticipated under the fully phased-in Regulatory Capital Rules (g)	$90,465

Common Equity Tier 1 ratio under the fully phased-in Regulatory Capital Rules (g)	10.84	%

(f)	Includes the deferred tax assets subject to future taxable income for realization, primarily tax credit carryforwards, as well as intangible assets (other than goodwill and mortgage servicing assets) subject to the transition provisions of the final rule.

(g)	The anticipated amount of regulatory capital and risk-weighted assets is based upon the federal banking agencies’ Regulatory Capital Rules (as fully phased-in on January 1, 2019); we are subject to the Regulatory Capital Rules under the “standardized approach.”

(h)	Item is included in the 10%/15% exceptions bucket calculation and is risk-weighted at 250%.

(i)	Includes the phase-in of deferred tax assets arising from temporary differences at 250% risk-weight. Additionally, under the fully implemented rule, certain deferred tax assets and intangible assets subject to the transition provision are no longer required to be risk-weighted because they are deducted directly from capital.

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

Taxable-equivalent net interest income for 2015 was $2.376 billion, and the net interest margin was 2.88%. These results compare to taxable-equivalent net interest income of $2.317 billion and a net interest margin of 2.97% for the prior year. The $59 million increase in net interest income reflects higher earning asset balances, partially offset by lower earning asset yields, which also drove the decline in the net interest margin.

Taxable-equivalent net interest income for 2014 decreased $31 million compared to 2013, and the net interest margin declined 15 basis points. The decreases in net interest income and the net interest margin were attributable to lower earning asset yields. Loan growth, the maturity of higher-rate certificates of deposit, and a more favorable mix of lower-cost deposits and wholesale borrowings partially offset the impact of lower earning asset yields.

Average earning assets totaled $82.5 billion for 2015, compared to $78.1 billion in 2014. Contributing to the 2015 increase in average earning assets was average loan growth of $2.9 billion driven by commercial, financial and agricultural loans, which increased $3.3 billion and was broad-based across our commercial lines of business. In addition, our average securities available for sale portfolio increased $1.5 billion compared to 2014 due to higher levels of liquidity, driven by deposit growth and long-term debt issuances, which benefited KeyBank’s LCR and credit ratings profile.

Average deposits, excluding deposits in foreign office, totaled $70.1 billion for 2015, an increase of $2.9 billion compared to 2014. NOW and money market deposit accounts increased $2 billion, and demand deposits increased $1.9 billion, reflecting growth in the commercial mortgage servicing business and inflows from commercial and consumer clients. These increases were partially offset by run-off in certificates of deposit and other time deposits.

Figure 5. Consolidated Average Balance Sheets, Net Interest Income and Yields/Rates from Continuing Operations

	2015							2014
Year ended December 31, dollars in millions	Average Balance			Interest	(a)	Yield/ Rate	(a)	Average Balance			Interest	(a)	Yield/ Rate (a)
ASSETS
Loans: (b), (c)
Commercial, financial and agricultural	$29,658	(d	)	$953		3.21	%	$26,375	(d	)	$866		3.28%
Real estate — commercial mortgage	8,020			295		3.68		7,999			303		3.79
Real estate — construction	1,143			43		3.73		1,061			43		4.07
Commercial lease financing	3,976			143		3.60		4,239			156		3.67

Total commercial loans	42,797			1,434		3.35		39,674			1,368		3.45
Real estate — residential mortgage	2,244			95		4.21		2,201			96		4.37
Home equity:
Key Community Bank	10,266			399		3.89		10,340			405		3.91
Other	237			19		7.85		299			23		7.80

Total home equity loans	10,503			418		3.98		10,639			428		4.02
Consumer other — Key Community Bank	1,580			103		6.54		1,501			104		6.92
Credit cards	752			81		10.76		712			78		10.95
Consumer other:
Marine	675			43		6.36		894			56		6.22
Other	43			3		7.56		58			4		7.70

Total consumer other	718			46		6.43		952			60		6.31

Total consumer loans	15,797			743		4.70		16,005			766		4.79

Total loans	58,594			2,177		3.71		55,679			2,134		3.83
Loans held for sale	959			37		3.85		570			21		3.76
Securities available for sale (b), (e)	13,720			293		2.14		12,210			277		2.27
Held-to-maturity securities (b)	4,936			96		1.95		4,949			93		1.88
Trading account assets	761			21		2.80		932			25		2.70
Short-term investments	2,843			8		.27		2,886			6		.21
Other investments (e)	706			18		2.63		865			22		2.53

Total earning assets	82,519			2,650		3.21		78,091			2,578		3.30
Allowance for loan and lease losses	(791)							(818)
Accrued income and other assets	10,300							9,806
Discontinued assets	2,132							3,828

Total assets	$94,160							$90,907

LIABILITIES
NOW and money market deposit accounts	$36,258			56		.15		$34,283			48		.14
Savings deposits	2,372			—		.02		2,446			1		.02
Certificates of deposit ($100,000 or more) (f)	2,041			26		1.28		2,616			35		1.35
Other time deposits	3,115			22		.71		3,495			32		.91
Deposits in foreign office	489			1		.23		615			1		.23

Total interest-bearing deposits	44,275			105		.24		43,455			117		.27
Federal funds purchased and securities sold under repurchase agreements	632			—		.04		1,182			2		.16
Bank notes and other short-term borrowings	572			9		1.52		597			9		1.49
Long-term debt (f), (g)	7,334			160		2.24		5,161			133		2.68

Total interest-bearing liabilities	52,813			274		.52		50,395			261		.52
Noninterest-bearing deposits	26,355							24,410
Accrued expense and other liabilities	2,222							1,791
Discontinued liabilities (g)	2,132							3,828

Total liabilities	83,522							80,424
EQUITY
Key shareholders’ equity	10,626							10,467
Noncontrolling interests	12							16

Total equity	10,638							10,483

Total liabilities and equity	$94,160							$90,907

Interest rate spread (TE)						2.69	%						2.78%

Net interest income (TE) and net interest margin (TE)				2,376		2.88	%				2,317		2.97%

TE adjustment (b)				28							24

Net interest income, GAAP basis				$2,348							$2,293

(a)	Results are from continuing operations. Interest excludes the interest associated with the liabilities referred to in (g) below, calculated using a matched funds transfer pricing methodology.

(b)	Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(c)	For purposes of these computations, nonaccrual loans are included in average loan balances.

(d)	Commercial, financial and agricultural average balances include $88 million, $93 million, $95 million, and $36 million of assets from commercial credit cards for the years ended December 31, 2015, December 31, 2014, December 31, 2013, and December 31, 2012, respectively.

Figure 5. Consolidated Average Balance Sheets, Net Interest Income and Yields/Rates from Continuing Operations (Continued)

2013							2012							2011					Compound Annual Rate of Change (2011-2015)
Average Balance			Interest	(a)	Yield/ Rate	(a)	Average Balance			Interest	(a)	Yield/ Rate	(a)	Average Balance	Interest	(a)	Yield/ Rate	(a)	Average Balance		Interest

$23,723	(d	)	$855		3.60	%	$21,141	(d	)	$810		3.83	%	$17,507	$705		4.03	%	11.1	%	6.2	%
7,591			312		4.11		7,656			339		4.43		8,437	380		4.50		(1.0)		(4.9)
1,058			45		4.25		1,171			56		4.74		1,677	73		4.36		(7.4)		(10.0)
4,683			172		3.67		5,142			187		3.64		5,846	293		5.01		(7.4)		(13.4)

37,055			1,384		3.73		35,110			1,392		3.96		33,467	1,451		4.34		5.0		(.2)
2,185			98		4.49		2,049			100		4.86		1,850	97		5.25		3.9		(.4)

10,086			397		3.93		9,520			384		4.03		9,390	387		4.12		1.8		.6
377			29		7.70		473			37		7.81		598	46		7.66		(16.9)		(16.2)

10,463			426		4.07		9,993			421		4.21		9,988	433		4.34		1.0		(.7)
1,404			103		7.33		1,269			121		9.53		1,167	113		9.62		6.2		(1.8)
701			83		11.86		288			40		13.99		—	—		—		N/M		N/M

1,172			74		6.26		1,551			97		6.26		1,992	125		6.28		(19.5)		(19.2)
74			6		8.32		102			8		8.14		142	11		7.87		(21.3)		(22.9)

1,246			80		6.38		1,653			105		6.38		2,134	136		6.38		(19.6)		(19.5)

15,999			790		4.94		15,252			787		5.16		15,139	779		5.14		.9		(.9)

53,054			2,174		4.10		50,362			2,179		4.33		48,606	2,230		4.59		3.8		(.5)
532			20		3.72		579			20		3.45		387	14		3.58		19.9		21.5
12,689			311		2.49		13,422			399		3.08		18,766	584		3.20		(6.1)		(12.9)
4,387			82		1.87		3,511			69		1.97		514	12		2.35		57.2		51.6
756			21		2.78		718			18		2.48		878	26		2.97		(2.8)		(4.2)
2,948			6		.20		2,116			6		.27		2,543	6		.25		2.3		5.9
1,028			29		2.84		1,141			38		3.27		1,264	42		3.14		(11.0)		(15.6)

75,394			2,643		3.51		71,849			2,729		3.82		72,958	2,914		4.02		2.5		(1.9)
(879)							(919)							(1,250)					(8.7)
9,662							9,912							10,341					(.1)
5,036							5,573							6,247					(19.3)

$89,213							$86,415							$88,296					1.3	%

$32,846			53		.16		$29,673			56		.19		$27,001	71		.26		6.1	%	(4.6)
2,505			1		.04		2,218			1		.05		1,958	1		.06		3.9		(100.0)
2,829			50		1.76		3,574			94		2.64		4,931	149		3.02		(16.2)		(29.5)
4,084			53		1.30		5,386			104		1.92		7,185	166		2.31		(15.4)		(33.2)
567			1		.23		767			2		.23		807	3		.30		(9.5)		(19.7)

42,831			158		.37		41,618			257		.62		41,882	390		.93		1.1		(23.1)
1,802			2		.13		1,814			4		.19		1,981	5		.27		(20.4)		(100.0)
394			8		1.89		413			7		1.69		619	11		1.84		(1.6)		(3.9)
4,184			127		3.28		4,673			173		4.10		7,293	216		3.18		.1		(5.8)

49,211			295		.60		48,518			441		.92		51,775	622		1.21		.4		(15.1)
23,046							20,217							17,381					8.7
1,656							1,958							2,658					(3.5)
4,995							5,555							6,232					(19.3)

78,908							76,248							78,046					1.4

10,276							10,144							10,133					1.0
29							23							117					(36.6)

10,305							10,167							10,250					.7

$89,213							$86,415							$88,296					1.3	%

					2.91	%						2.90	%				2.81	%

			2,348		3.12	%				2,288		3.21	%		2,292		3.16	%			.7

			23							24					25						2.3

			$2,325							$2,264					$2,267						.7	%

(e)	Yield is calculated on the basis of amortized cost.

(f)	Rate calculation excludes basis adjustments related to fair value hedges.

(g)	A portion of long-term debt and the related interest expense is allocated to discontinued liabilities as a result of applying our matched funds transfer pricing methodology to discontinued operations.

Figure 6 shows how the changes in yields or rates and average balances from the prior year affected net interest income. The section entitled “Financial Condition” contains additional discussion about changes in earning assets and funding sources.

Figure 6. Components of Net Interest Income Changes from Continuing Operations

	2015 vs. 2014				2014 vs. 2013
in millions	Average Volume	Yield/ Rate	Net Change	(a)	Average Volume	Yield/ Rate	Net Change	(a)
INTEREST INCOME
Loans	$110	$(67)	$43		$105	$(145)	$(40)
Loans held for sale	15	1	16		1	—	1
Securities available for sale	33	(17)	16		(11)	(23)	(34)
Held-to-maturity securities	—	3	3		11	—	11
Trading account assets	(5)	1	(4)		5	(1)	4
Short-term investments	—	2	2		—	—	—
Other investments	(4)	—	(4)		(4)	(3)	(7)

Total interest income (TE)	149	(77)	72		107	(172)	(65)

INTEREST EXPENSE
NOW and money market deposit accounts	3	5	8		2	(7)	(5)
Savings deposits	—	(1)	(1)		—	—	—
Certificates of deposit ($100,000 or more)	(7)	(2)	(9)		(4)	(11)	(15)
Other time deposits	(3)	(7)	(10)		(7)	(14)	(21)
Deposits in foreign office	—	—	—		—	—	—

Total interest-bearing deposits	(7)	(5)	(12)		(9)	(32)	(41)
Federal funds purchased and securities sold under repurchase agreements	(1)	(1)	(2)		(1)	1	—
Bank notes and other short-term borrowings	—	—	—		3	(2)	1
Long-term debt	50	(23)	27		27	(21)	6

Total interest expense	42	(29)	13		20	(54)	(34)

Net interest income (TE)	$107	$(48)	$59		$87	$(118)	$(31)

(a)	The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.

Noninterest income

As shown in Figure 7, noninterest income for 2015 was $1.88 billion, up $83 million, or 4.6%, from 2014. Investment banking and debt placement fees benefited from our business model and had a record year, increasing $48 million from 2014. Trust and investment services income increased $30 million, primarily due to the full year 2015 impact of the September 2014 acquisition of Pacific Crest Securities. Noninterest income for 2015 also included increases of $20 million in corporate services income due to higher non-yield loan fees and dealer trading and derivatives income and $17 million in cards and payments income due to higher merchant services, purchase card, and ATM debit card fees driven by increased volume. Other income also increased $10 million. These increases were partially offset by declines of $27 million in net gains from principal investing and $23 million in operating lease income and other leasing gains.

In 2014, noninterest income increased $31 million, or 1.8%, compared to 2013. Investment banking and debt placement fees increased $64 million from 2013. Net gains from principal investing were $26 million higher than prior year, and trust and investment services income increased $10 million, primarily due to the September 2014 acquisition of Pacific Crest Securities. These increases were partially offset by declines of $21 million in operating lease income and other leasing gains, $20 million in service charges on deposit accounts, $12 million in mortgage servicing fees, and $9 million in consumer mortgage income. Other income also decreased $15 million.

Figure 7. Noninterest Income

Year ended December 31,				Change 2015 vs. 2014
dollars in millions	2015	2014	2013	Amount	Percent

Trust and investment services income	$433	$403	$393	$30	7.4	%
Investment banking and debt placement fees	445	397	333	48	12.1
Service charges on deposit accounts	256	261	281	(5)	(1.9)
Operating lease income and other leasing gains	73	96	117	(23)	(24.0)
Corporate services income	198	178	172	20	11.2
Cards and payments income	183	166	162	17	10.2
Corporate-owned life insurance income	127	118	120	9	7.6
Consumer mortgage income	12	10	19	2	20.0
Mortgage servicing fees	48	46	58	2	4.3
Net gains (losses) from principal investing	51	78	52	(27)	(34.6)
Other income (a)	54	44	59	10	22.7
Total noninterest income	$1,880	$1,797	$1,766	$83	4.6	%

(a)	Included in this line item is our “Dealer trading and derivatives income (loss).” Additional detail is provided in Figure 8.

Figure 8. Dealer Trading and Derivatives Income (Loss)

Year ended December 31,				Change 2015 vs. 2014
dollars in millions	2015	2014	2013	Amount	Percent
Dealer trading and derivatives income (loss), proprietary (a), (b)	$(9)	$(18)	$(14)	$ 9	N/M
Dealer trading and derivatives income (loss), nonproprietary (b)	20	7	27	13	185.7	%
Total dealer trading and derivatives income (loss)	$11	$(11)	$13	$ 22	N/M

(a)	For the year ended December 31, 2015, income of $5 million related to foreign exchange, interest rates, and commodity derivative trading was offset by losses related to fixed income, equity securities trading, and credit portfolio management activities. For the year ended December 31, 2014, income of $4 million related to foreign exchange, interest rate, and commodity derivative trading was offset by losses related to equity securities trading, fixed income, and credit portfolio management activities. For the year ended December 31, 2013, income of $3 million related to foreign exchange and interest rate derivative trading was offset by losses related to fixed income, equity securities trading, commodity derivative trading, and credit portfolio management activities.

(b)	The allocation between proprietary and nonproprietary is made based upon whether the trade is conducted for the benefit of Key or Key’s clients rather than based upon rulemaking under the Volcker Rule. Prohibitions and restrictions on proprietary trading activities imposed by the Volcker Rule became effective April 1, 2014. For more information, see the discussion under the heading “Other Regulatory Developments under the Dodd-Frank Act — ‘Volcker Rule’” in the section entitled “Supervision and Regulation” in Item 1 of this report.

The following discussion explains the composition of certain elements of our noninterest income and the factors that caused those elements to change.

Trust and investment services income

Trust and investment services income is one of our largest sources of noninterest income and consists of brokerage commissions, trust and asset management commissions, and insurance income. The assets under management that primarily generate these revenues are shown in Figure 9. For 2015, trust and investment services income increased $30 million, or 7.4%, from the prior year primarily due to the full year 2015 impact of the September 2014 acquisition of Pacific Crest Securities. For 2014, trust and investment services income increased $10 million, or 2.5%, from the prior year.

A significant portion of our trust and investment services income depends on the value and mix of assets under management. At December 31, 2015, our bank, trust, and registered investment advisory subsidiaries had assets under management of $34.0 billion, compared to $39.2 billion at December 31, 2014, and $36.9 billion at December 31, 2013. As shown in Figure 9, the decrease from 2014 to 2015 was primarily attributable to client attrition in the securities lending portfolio and market declines across all the portfolios. Increases from 2013 to 2014 across all the portfolios were attributable to market appreciation.

Figure 9. Assets Under Management

Year ended December 31,				Change 2015 vs. 2014
dollars in millions	2015	2014	2013	Amount	Percent
Assets under management by investment type:
Equity	$20,199	$21,393	$20,971	$(1,194)	(5.6)%
Securities lending	1,215	4,835	3,422	(3,620)	(74.9)
Fixed income	9,705	10,023	9,767	(318)	(3.2)
Money market	2,864	2,906	2,745	(42)	(1.4)

Total	$33,983	$39,157	$36,905	$(5,174)	(13.2)%

Investment banking and debt placement fees

Investment banking and debt placement fees consist of syndication fees, debt and equity financing fees, financial advisor fees, gains on sales of commercial mortgages, and agency origination fees. For 2015, investment banking and debt placement fees increased $48 million, or 12.1%, from the prior year. For 2014, investment banking and debt placement fees increased $64 million, or 19.2%, from the prior year. These increases were primarily driven by strength in syndication and financial advisory fees as well as the impact of the September 2014 acquisition of Pacific Crest Securities.

Service charges on deposit accounts

Service charges on deposit accounts declined $5 million, or 1.9%, in 2015 compared to the prior year and $20 million, or 7.1%, in 2014 compared to 2013 primarily due to lower overdraft charges resulting from changes in posting order.

Operating lease income and other leasing gains

Operating lease income and other leasing gains decreased $23 million, or 24%, during 2015 compared to the prior year, and $21 million, or 17.9%, in 2014 compared to 2013 due to lower gains on the early terminations of leveraged leases. Figure 10 shows the corresponding operating lease expense related to the rental of leased equipment.

Corporate services income

Corporate services income increased $20 million, or 11.2%, in 2015 compared to 2014 driven by higher non-yield loan fees and dealer trading and derivatives income. Corporate services income increased $6 million, or 3.5%, in 2014 compared to 2013 driven by higher non-yield loan fees.

Cards and payments income

Cards and payments income, which consists of debit card, consumer and commercial credit card, and merchant services income, increased $17 million, or 10.2%, in 2015 compared to 2014 and $4 million, or 2.5%, in 2014 compared to 2013. The increases were due to higher merchant services, purchase card, and ATM debit card fees driven by increased volume.

Consumer mortgage income

Consumer mortgage income increased $2 million, or 20%, in 2015 compared to 2014. This increase was primarily driven by gains on the sales of consumer mortgage loans. Consumer mortgage income decreased $9 million, or 47.4%, in 2014 compared to 2013, primarily due to lower mortgage originations caused by increasing mortgage interest rates.

Mortgage servicing fees

Mortgage servicing fees increased $2 million, or 4.3%, in 2015 compared to 2014 due to lower mortgage servicing fee amortization expense. Mortgage servicing fees decreased $12 million, or 20.7%, in 2014 compared to 2013 due to lower special servicing fees.

Other income

Other income, which consists primarily of gains on sales of loans held for sale, other service charges, and certain dealer trading income, increased $10 million, or 22.7%, in 2015 compared to 2014, and decreased $15 million, or 25.4%, in 2014 compared to 2013 due to changes in various miscellaneous income categories.

Noninterest expense

As shown in Figure 10, noninterest expense for 2015 was $2.84 billion, an increase of $79 million, or 2.9%, from 2014. We recognized $61 million of merger-, efficiency-, and pension-related charges in 2015 compared to $80 million of efficiency- and pension-related charges in 2014. As shown in Figure 11, personnel expense increased $61 million, driven by higher incentive and stock-based compensation, employee benefits, and salaries, partially offset by lower technology contract labor and severance. Nonpersonnel expense increased $18 million, primarily due to increases in marketing of $8 million and computer processing of $6 million.

Noninterest expense for 2014 was $2.761 billion, a decrease of $51 million, or 1.8%, from 2013. We recognized $80 million of efficiency- and pension-related charges in 2014 compared to $117 million in 2013. We also recognized $22 million of noninterest expense in 2014 related to Pacific Crest Securities, which we acquired during the third quarter of 2014. As shown in Figure 11, personnel expense decreased by $18 million in 2014 due to declines in technology contract labor, severance, and employee benefits, partially offset by an increase in incentive and stock-based compensation. Nonpersonnel expense decreased $33 million, primarily due to declines in net occupancy costs and equipment expense.

Figure 10. Noninterest Expense

Year ended December 31, dollars in millions				Change 2015 vs. 2014
	2015	2014	2013	Amount	Percent
Personnel	$1,652	$1,591	$1,609	$61	3.8%
Net occupancy	255	261	275	(6)	(2.3)
Computer processing	164	158	156	6	3.8
Business services and professional fees	159	156	151	3	1.9
Equipment	88	96	104	(8)	(8.3)
Operating lease expense	47	42	47	5	11.9
Marketing	57	49	51	8	16.3
FDIC assessment	32	30	30	2	6.7
Intangible asset amortization	36	39	44	(3)	(7.7)
OREO expense, net	6	5	7	1	20.0
Other expense	344	334	338	10	3.0
Total noninterest expense	$2,840	$2,761	$2,812	$79	2.9%

Average full-time equivalent employees (a)	13,483	13,853	14,783	(370)	(2.7	) %

(a)	The number of average full-time-equivalent employees was not adjusted for discontinued operations.

The following discussion explains the composition of certain elements of our noninterest expense and the factors that caused those elements to change.

Personnel

As shown in Figure 11, personnel expense, the largest category of our noninterest expense, increased by $61 million, or 3.8%, in 2015 compared to 2014. Increases in incentive and stock-based compensation of $30 million, employee benefits of $26 million, and salaries of $21 million all contributed to the increase in personnel expense. These increases were partially offset by declines in technology contract labor of $10 million and severance of $6 million.

Personnel expense decreased by $18 million, or 1.1%, from 2013 to 2014. Declines in technology contract labor of $16 million, severance of $14 million, and employee benefits of $15 million all contributed to the decrease. These declines were partially offset by an increase in incentive and stock-based compensation of $27 million related to the performance of our business and the September 2014 acquisition of Pacific Crest Securities.

Figure 11. Personnel Expense

Year ended December 31, dollars in millions				Change 2015 vs. 2014
	2015	2014	2013	Amount	Percent
Salaries	$912	$891	$891	$21	2.4	%
Technology contract labor, net	46	56	72	(10)	(17.9)
Incentive and stock-based compensation (a)	410	380	353	30	7.9
Employee benefits	266	240	255	26	10.8
Severance	18	24	38	(6)	(25.0)
Total personnel expense	$1,652	$1,591	$1,609	$61	3.8	%

(a)	Excludes directors’ stock-based compensation of $1 million in 2015, $2 million in 2014, and $3 million in 2013, reported as “other expense” in Figure 10.

Net occupancy

Net occupancy expense decreased $6 million, or 2.3%, in 2015 compared to 2014, and $14 million, or 5.1%, in 2014 compared to 2013. These declines were primarily due to lower charges related to vacating leased property and a decrease in rental expenses.

Operating lease expense

Operating lease expense increased $5 million, or 11.9%, in 2015 compared to 2014 due to increased depreciation expense on operating lease equipment related to new business. Operating lease expense decreased $5 million, or 10.6%, in 2014 compared to 2013 primarily due to product run-off. Income related to the rental of leased equipment is presented in Figure 7 as “operating lease income and other leasing gains.”

Other expense

Other expense comprises various miscellaneous expense items such as travel and entertainment, costs associated with technology service providers, and franchise and business taxes. Other expense increased $10 million, or 3.0%, in 2015 compared to 2014, and declined $4 million, or 1.2%, in 2014 compared to 2013 due to fluctuations in several of those line items.

Income taxes

We recorded a tax provision from continuing operations of $303 million for 2015, compared to a tax provision of $326 million for 2014, and $271 million for 2013. The effective tax rate, which is the provision for income taxes as a percentage of income from continuing operations before income taxes, was 24.8% for 2015, compared to 25.6% for 2014, and 23.7% for 2013.

Our federal tax (benefit) expense differs from the amount that would be calculated using the federal statutory tax rate, primarily because we generate income from investments in tax-advantaged assets, such as corporate-owned life insurance, earn credits associated with investments in low-income housing projects, and make periodic adjustments to our tax reserves. In 2015, our effective tax rate was reduced by additional federal tax credit refunds filed for prior years. In addition, in 2014 and 2013, our effective tax rate was lower due to the early termination of certain leveraged leases that resulted in nontaxable gains pursuant to a prior settlement with the IRS.

We recorded a valuation allowance of $.4 million at December 31, 2015, compared to $.3 million at December 31, 2014, and $1 million at December 31, 2013, against the gross deferred tax assets for certain state net operating loss and state credit carryforwards.

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

Year ended December 31,				Change 2015 vs. 2014
dollars in millions	2015	2014	2013	Amount	Percent
REVENUE FROM CONTINUING OPERATIONS (TE)
Key Community Bank	$2,275	$2,215	$2,315	$60	2.7%
Key Corporate Bank	1,811	1,646	1,557	165	10.0
Other Segments	177	257	243	(80)	(31.1)
Total Segments	4,263	4,118	4,115	145	3.5
Reconciling Items	(7)	(4)	(1)	(3)	N/M
Total	$4,256	$4,114	$4,114	$142	3.5%

INCOME (LOSS) FROM CONTINUING OPERATIONS ATTRIBUTABLE TO KEY
Key Community Bank	$256	$242	$197	$14	5.8%
Key Corporate Bank	545	548	529	(3)	(.6)
Other Segments	124	158	158	(34)	(21.5)
Total Segments	925	948	884	(23)	(2.4)
Reconciling Items	(10)	(9)	(14)	(1)	N/M
Total	$915	$939	$870	$(24)	(2.6)%

Key Community Bank summary of operations

As shown in Figure 13, Key Community Bank recorded net income attributable to Key of $256 million for 2015, compared to $242 million for 2014, and $197 million for 2013. The increase in 2015 was primarily due to growth in net interest income, as the value of deposits increased, and noninterest income, partially offset by higher provision for credit losses and noninterest expense.

Taxable-equivalent net interest income increased $40 million, or 2.8%, from 2014. Average loans and leases grew $729 million while average deposits increased $837 million compared to 2014. The positive contribution to net interest income from loan and deposit growth and the increased value of deposits was partially offset by tightening credit spreads compared to one year ago.

Noninterest income increased $20 million, or 2.6% from 2014. Cards and payments income increased $16 million, or 10.5%, due to higher merchant services, purchase card, and ATM debit card income driven by increased volume. Trust and investment services income increased $5 million, or 1.7%, driven by higher insurance and brokerage commissions. Investment banking and debt placement fees and consumer mortgage fees also contributed to the higher noninterest income. These increases in noninterest income were partially offset by lower service charges on deposit accounts of $5 million, primarily due to reduced overdraft fees, and a decrease in other miscellaneous income.

The provision for loan and lease losses increased $11 million, or 18.6%, from 2014, primarily due to loan growth. Net loan charge-offs decreased $25 million from 2014 as a result of continued progress in the economic environment and further improvement in the credit quality of the portfolio.

Noninterest expense increased $27 million, or 1.5%, from 2014. Personnel expense increased $19 million, primarily due to increases in salaries and incentive and stock-based compensation. Nonpersonnel expense increased $8 million, primarily due to increased marketing spend and other support costs.

In 2014, Key Community Bank’s net income attributable to Key increased $45 million from the prior year. Taxable-equivalent net interest income declined $85 million from 2013. The positive contribution to net interest income from loan and deposit growth was offset by a reduction in the value of deposits in 2014 driven by the prolonged low-rate environment. Noninterest income decreased $15 million from 2013. Service charges on deposit accounts declined $19 million from 2013, primarily due to reduced overdraft fees resulting from changes in posting order. Consumer mortgage income decreased $9 million from 2013 due to lower refinancing activity, and operating leasing income and other leasing gains declined $4 million. These decreases in noninterest income were partially offset by an $8 million increase in cards and payments income and a $9 million increase in other miscellaneous income. The provision for credit losses decreased $84 million. Noninterest expense declined $87 million from 2013. Personnel expense decreased primarily due to declines in salaries, incentive and stock-based compensation, and employee benefits expenses. Nonpersonnel expense declined primarily due to decreases in outside loan servicing fees, computer processing, intangible asset amortization, and other support costs.

Figure 13. Key Community Bank

Year ended December 31,				Change 2015 vs. 2014

dollars in millions	2015	2014	2013	Amount	Percent
SUMMARY OF OPERATIONS
Net interest income (TE)	$1,486	$1,446	$1,531	$40	2.8	%
Noninterest income	789	769	784	20	2.6
Total revenue (TE)	2,275	2,215	2,315	60	2.7
Provision for credit losses	70	59	143	11	18.6
Noninterest expense	1,798	1,771	1,858	27	1.5
Income (loss) before income taxes (TE)	407	385	314	22	5.7
Allocated income taxes (benefit) and TE adjustments	151	143	117	8	5.6
Net income (loss) attributable to Key	$256	$242	$197	$14	5.8	%

AVERAGE BALANCES
Loans and leases	$30,834	$30,105	$29,311	$729	2.4	%
Total assets	32,884	32,188	31,583	696	2.2
Deposits	51,164	50,327	49,806	837	1.7

Assets under management at year end	$33,983	$39,157	$36,815	$(5,174)	(13.2)%

ADDITIONAL KEY COMMUNITY BANK DATA

Year ended December 31,				Change 2015 vs. 2014

dollars in millions	2015	2014	2013	Amount	Percent
NONINTEREST INCOME
Trust and investment services income	$296	$291	$290	$5	1.7	%
Services charges on deposit accounts	213	218	237	(5)	(2.3)
Cards and payments income	168	152	144	16	10.5
Other noninterest income	112	108	113	4	3.7
Total noninterest income	$789	$769	$784	$20	2.6	%

AVERAGE DEPOSITS OUTSTANDING
NOW and money market deposit accounts	$28,400	$27,526	$26,621	$874	3.2	%
Savings deposits	2,363	2,436	2,495	(73)	(3.0)
Certificates of deposits ($100,000 or more)	1,588	2,048	2,331	(460)	(22.5)
Other time deposits	3,112	3,489	4,078	(377)	(10.8)
Deposits in foreign office	277	314	279	(37)	(11.8)
Noninterest-bearing deposits	15,424	14,514	14,002	910	6.3
Total deposits	$51,164	$50,327	$49,806	$837	1.7	%

HOME EQUITY LOANS
Average balance	$10,266	$10,340	$10,086
Weighted-average loan-to-value ratio (at date of origination)	71%	71%	71%
Percent first lien positions	61	60	58
OTHER DATA
Branches	966	994	1,028
Automated teller machines	1,256	1,287	1,335

Key Corporate Bank summary of operations

As shown in Figure 14, Key Corporate Bank recorded net income attributable to Key of $545 million for 2015, compared to $548 million for 2014 and $529 million for 2013. The 2015 decrease was driven by increases in the provision for credit losses and noninterest expense, partially offset by an increase in revenue.

Taxable-equivalent net interest income increased $45 million, or 5.4%, in 2015 compared to 2014. The growth was primarily driven by a $45 million increase in the deposit and other borrowing spread due to a $2 billion increase in average deposit balances. Earning asset spread increased $26 million due to a $2.9 billion increase in average loan and lease balances. These increases were partially offset by decreases in other components of net interest income.

Noninterest income increased $120 million, or 14.9%, from 2014. Investment banking and debt placement fees increased $47 million due to a full-year impact of the September 2014 Pacific Crest securities acquisition as well as the strength of our business model. Trust and investment services income increased $25 million mostly due to the full-year impact of the Pacific Crest Securities acquisition. Corporate services income increased $23 million due to growth in non-yield loan fees associated with increases in loans, derivatives fees, and foreign exchange fees. Other noninterest income increased $25 million mostly driven by gains related to the disposition of certain investments held by the Real Estate Capital line of business and higher trading income.

The provision for credit losses increased $89 million, or 635.7%, from 2014, primarily due to a $2.9 billion increase in average loan and lease balances as well as a return to a more normal credit environment. Net loan charge-offs increased $58 million from 2014 due to both higher charge-offs and lower recoveries in 2015.

Noninterest expense increased $102 million, or 11.8%, from 2014. This increase was primarily driven by a $66 million increase in personnel expense due to higher incentive and stock-based compensation expense related to the performance of the Key Corporate Bank and the full-year impact of the September 2014 Pacific Crest Securities acquisition. In addition, there were increases in various other expense categories related to higher staffing and volume levels.

In 2014, Key Corporate Bank’s net income attributable to Key increased $19 million from the prior year. Taxable-equivalent net interest income increased $45 million in 2014 compared to 2013, as increases in earning asset spread from higher earning asset balances offset a decrease in deposit spread from a decline in rates. Noninterest income increased $44 million as increases in investment banking and debt placement fees, corporate services income, and trust and investment services income more than offset decreases in mortgage servicing fees, trading income, and other noninterest income categories. The provision for credit losses decreased $4 million due to improved credit quality within the portfolio. Noninterest expense increased $57 million mostly due to higher incentive compensation expense related to the performance of the Key Corporate Bank and the partial-year impact of the September 2014 Pacific Crest Securities acquisition, as well as increases in various other expense categories.

Figure 14. Key Corporate Bank

Year ended December 31,				Change 2015 vs. 2014

dollars in millions	2015	2014	2013	Amount	Percent
SUMMARY OF OPERATIONS
Net interest income (TE)	$885	$840	$795	$45	5.4	%
Noninterest income	926	806	762	120	14.9
Total revenue (TE)	1,811	1,646	1,557	165	10.0
Provision for credit losses	103	14	18	89	635.7
Noninterest expense	966	864	807	102	11.8
Income (loss) before income taxes (TE)	742	768	732	(26)	(3.4)
Allocated income taxes and TE adjustments	196	218	203	(22)	(10.0)
Net income (loss)	546	550	529	(4)	(.7)
Less: Net income (loss) attributable to noncontrolling interests	1	2	—	(1)	(50.0)
Net income (loss) attributable to Key	$545	$548	$529	$(3)	(.6)%

AVERAGE BALANCES
Loans and leases	$25,865	$22,978	$20,419	$2,887	12.6	%
Loans held for sale	937	549	492	388	70.7
Total assets	31,610	28,123	25,427	3,487	12.4
Deposits	19,042	17,083	15,972	1,959	11.5	%

Assets under management at year end	—	—	$90	—	—

ADDITIONAL KEY CORPORATE BANK DATA

Year ended December 31,				Change 2015 vs. 2014

dollars in millions	2015	2014	2013	Amount	Percent
NONINTEREST INCOME
Trust and investment services income	$137	$112	$103	$25	22.3	%
Investment banking and debt placement fees	439	392	329	47	12.0
Operating lease income and other leasing gains	61	64	61	(3)	(4.7)

Corporate services income	155	132	121	23	17.4
Service charges on deposit accounts	43	43	44	—	—
Cards and payments income	15	14	18	1	7.1
Payments and services income	213	189	183	24	12.7

Mortgage servicing fees	48	46	58	2	4.3
Other noninterest income	28	3	28	25	833.3
Total noninterest income	$926	$806	$762	$120	14.9	%

Other Segments

Other Segments consist of Corporate Treasury, our Principal Investing unit, and various exit portfolios. Other Segments generated net income attributable to Key of $124 million for 2015, compared to $158 million for both 2014 and 2013. Taxable-equivalent net interest income decreased $33 million, and noninterest income declined $47 million compared to 2014, due to lower operating lease income and other leasing gains and gains from principal investments. These decreases in revenue were partially offset by a decline in noninterest expense of $23 million in 2015, primarily due to lower personnel expense.

In 2014, Other Segments’ net income attributable to Key was flat from the prior year. Taxable-equivalent net interest income increased $6 million and noninterest income increased $8 million. Noninterest expense declined $6 million. These improvements were partially offset by an increase in the provision for credit losses of $11 million.

Financial Condition

Loans and loans held for sale

Figure 15 shows the composition of our loan portfolio at December 31 for each of the past five years.

Figure 15. Composition of Loans

	2015			2014			2013
December 31, dollars in millions	Amount	Percent of Total		Amount	Percent of Total		Amount	Percent of Total
COMMERCIAL
Commercial, financial and agricultural (a), (b)	$31,240	52.2	%	$27,982	48.8	%	$24,963	45.8	%
Commercial real estate: (c)
Commercial mortgage	7,959	13.3		8,047	14.0		7,720	14.2
Construction	1,053	1.7		1,100	1.9		1,093	2.0
Total commercial real estate loans	9,012	15.0		9,147	15.9		8,813	16.2
Commercial lease financing (d)	4,020	6.7		4,252	7.4		4,551	8.4
Total commercial loans	44,272	73.9		41,381	72.1		38,327	70.4

CONSUMER
Real estate — residential mortgage	2,242	3.7		2,225	3.9		2,187	4.0
Home equity:
Key Community Bank	10,127	16.9		10,366	18.1		10,340	19.0
Other	208	.4		267	.5		334	.6
Total home equity loans	10,335	17.3		10,633	18.6		10,674	19.6
Consumer other — Key Community Bank	1,600	2.7		1,560	2.7		1,449	2.7
Credit cards	806	1.3		754	1.3		722	1.3
Consumer other:
Marine	583	1.0		779	1.3		1,028	1.9
Other	38	.1		49	.1		70	.1
Total consumer other	621	1.1		828	1.4		1,098	2.0
Total consumer loans	15,604	26.1		16,000	27.9		16,130	29.6
Total loans (e), (f)	$59,876	100.0	%	$57,381	100.0	%	$54,457	100.0	%

	2012			2011
	Amount	Percent of Total		Amount	Percent of Total
COMMERCIAL
Commercial, financial and agricultural (a)	$23,242	44.0	%	$19,759	39.9	%
Commercial real estate:
Commercial mortgage	7,720	14.6		8,037	16.2
Construction	1,003	1.9		1,312	2.6
Total commercial real estate loans	8,723	16.5		9,349	18.8
Commercial lease financing	4,915	9.3		5,674	11.4
Total commercial loans	36,880	69.8		34,782	70.1

CONSUMER
Real estate — residential mortgage	2,174	4.1		1,946	3.9
Home equity:
Key Community Bank	9,816	18.6		9,229	18.6
Other	423	.8		535	1.1
Total home equity loans	10,239	19.4		9,764	19.7
Consumer other — Key Community Bank	1,349	2.5		1,192	2.4
Credit cards	729	1.4		—	—
Consumer other:
Marine	1,358	2.6		1,766	3.6
Other	93	.2		125	.3
Total consumer other	1,451	2.8		1,891	3.9
Total consumer loans	15,942	30.2		14,793	29.9
Total loans (e), (f)	$52,822	100.0	%	$49,575	100.0	%

(a)	Loan balances include $85 million, $88 million, $94 million, and $90 million of commercial credit card balances at December 31, 2015, December 31, 2014, December 31, 2013, and December 31, 2012, respectively.

(b)	See Figure 16 for a more detailed breakdown of our commercial, financial and agricultural loan portfolio at December 31, 2015, and December 31, 2014.

(c)	See Figure 17 for a more detailed breakdown of our commercial real estate loan portfolio at December 31, 2015, and December 31, 2014.

(d)	Commercial lease financing includes receivables held as collateral for a secured borrowing of $134 million, $302 million and $58 million at December 31, 2015, December 31, 2014, and December 31, 2013, respectively. Principal reductions are based on the cash payments received from these related receivables. Additional information pertaining to this secured borrowing is included in Note 18 (“Long-Term Debt”).

(e)	Total loans exclude loans of $1.8 billion at December 31, 2015, $2.3 billion at December 31, 2014, $4.5 billion at December 31, 2013, $5.2 billion at December 31, 2012, and $5.8 billion at December 31, 2011, related to the discontinued operations of the education lending business.

(f)	At December 31, 2015, total loans include purchased loans of $114 million, of which $11 million were PCI loans. At December 31, 2014, total loans include purchased loans of $138 million, of which $13 million were PCI loans. At December 31, 2013, total loans include purchased loans of $166 million, of which $16 million were PCI loans. At December 31, 2012, total loans included purchased loans of $217 million of which $23 million were PCI loans.

At December 31, 2015, total loans outstanding from continuing operations were $59.9 billion, compared to $57.4 billion at the end of 2014, and $54.5 billion at the end of 2013. Loans related to the discontinued operations of the education lending business and excluded from total loans were $1.8 billion at December 31, 2015, $2.3 billion at December 31, 2014, and $4.5 billion at December 31, 2013. Further information regarding our discontinued operations is provided in Note 13 (“Acquisitions and Discontinued Operations”). For more information on balance sheet carrying value, see Note 1 (“Summary of Significant Accounting Policies”) under the headings “Loans” and “Loans Held for Sale.”

Commercial loan portfolio

Commercial loans outstanding were $44.3 billion at December 31, 2015, an increase of $2.9 billion, or 7.0%, compared to December 31, 2014.

Commercial, financial and agricultural.     As shown in Figure 15, our commercial, financial and agricultural loans represent 52% and 49% of our total loan portfolio at December 31, 2015, and December 31, 2014, respectively, and are the largest component of our total loans. These loans are originated by both Key Corporate Bank and Key Community Bank and consist of fixed and variable rate loans to our large, middle market and small business clients. These loans increased $3.3 billion, or 11.6%, from one year ago.

Figure 16 provides our commercial, financial and agricultural loans by industry classification as of December 31, 2015, and December 31, 2014.

Figure 16. Commercial, Financial and Agricultural Loans

	December 31, 2015			December 31, 2014
dollars in millions	Amount	Percent of Total		Amount	Percent of Total
Industry classification:
Services	$6,722	21.5	%	$6,053	21.6	%
Manufacturing	4,937	15.8		4,621	16.5
Financial services	3,073	9.8		2,844	10.2
Public utilities	2,581	8.3		1,938	6.9
Wholesale trade	2,302	7.4		2,294	8.2
Transportation	1,691	5.4		1,407	5.0
Dealer floor plan	1,447	4.6		1,439	5.2
Retail trade	1,231	3.9		1,089	3.9
Property management	1,059	3.4		834	3.0
Mining	802	2.6		946	3.4
Agriculture/forestry/fishing	712	2.3		675	2.4
Public administration	705	2.3		501	1.8
Building contractors	661	2.1		683	2.4
Insurance	389	1.2		257	.9
Communications	213	.7		196	.7
Other	2,715	8.7		2,205	7.9
Total	$31,240	100.0	%	$27,982	100.0	%

Commercial, financial and agricultural loans increased $3.3 billion, or 11.6%, from December 31, 2014, with Key Corporate Bank increasing $3 billion and Key Community Bank up $340 million. We have experienced growth in new high credit quality loan commitments and utilization with clients in our middle market segment and Institutional and Capital Markets business. Our two largest industry classifications — services and manufacturing — increased by 11.1% and 6.8%, respectively, when compared to one year ago. The services and manufacturing industries represented approximately 22% and 16%, respectively, of the total commercial, financial and agricultural loan portfolio at December 31, 2015, and approximately 22% and 17%, respectively, at December 31, 2014. At the end of 2015 and 2014, loans in the services and manufacturing industry classifications accounted for approximately 37% and 38%, respectively, of our total commercial, financial and agricultural loan portfolio.

Services, manufacturing, and public utilities are focus areas where we maintain dedicated industry verticals that are staffed by relationship managers who possess deep industry experience and knowledge. Our loans in the services classification grew by $669 million, or 11.1%, compared to last year. Loans in the manufacturing classification grew by $316 million, or 6.8% compared to the same period one year ago. Increases in lending to large corporate, middle market, and business banking clients accounted for the majority of the growth in this classification. Loans in public utilities increased by $643 million, or 33.2%, compared to December 31, 2014, due to growth from our alternative energy and renewable energy clients.

Our loans in the financial services and transportation classifications increased 8.1% and 20.2%, respectively, compared to the prior year. The increase in financial services loans was primarily attributable to growth in real estate investment trust balances. The increase in transportation loans was primarily attributable to loan growth for rail cars and shipping containers.

Our oil and gas loan portfolio, included within the public utilities and mining industry classifications in Figure 16, focuses on lending to middle market companies and represents approximately 2% of total loans outstanding at December 31, 2015. We have nearly 15 years of experience in energy lending with over 20 specialists dedicated to this sector, focusing on middle market companies, which is aligned with our relationship strategy.

The upstream segment, comprising oil and gas exploration and production, represents approximately one-half of our exposure, is primarily secured by oil and gas reserves, subject to a borrowing base, and regularly stress-tested. The midstream segment, comprising mostly distribution companies, has lower exposure to commodity risk. Oil field services exposure is minimal and concentrated in very few borrowers. This mix was essentially unchanged from the prior year. Our total commitments in the energy sector were approximately $3 billion at December 31, 2015, slightly lower than the prior year.

Commercial real estate loans.    Commercial real estate loans represent 15% of our total loan portfolio at December 31, 2015, compared to 16% at December 31, 2014. These commercial real estate loans, including both owner- and nonowner-occupied properties, represented 20% of our commercial loan portfolio at December 31, 2015, compared to 22% one year ago. These loans have decreased $135 million, or 1.5%, to $9 billion at December 31, 2015, from $9.1 billion at December 31, 2014. Our commercial real estate lending business is conducted through two primary sources: our 12-state banking franchise, and KeyBank Real Estate Capital, a national line of business that cultivates relationships with owners of commercial real estate located both within and beyond the branch system. This line of business deals primarily with nonowner-occupied properties (generally properties for which at least 50% of the debt service is provided by rental income from nonaffiliated third parties) and accounted for approximately 68% of our average year-to-date commercial real estate loans, compared to 61% one year ago. KeyBank Real Estate Capital generally focuses on larger owners and operators of commercial real estate.

Figure 17 includes commercial mortgage and construction loans in both Key Community Bank and Key Corporate Bank. As shown in Figure 17, this loan portfolio is diversified by both property type and geographic location of the underlying collateral.

As presented in Figure 17, at December 31, 2015, our commercial real estate portfolio included mortgage loans of $8 billion and construction loans of $1.1 billion, representing 13% and 2%, respectively, of our total loans. Nonowner-occupied loans represented 11% of our total loans and owner-occupied loans represented 4% of our total loans. The average size of mortgage loans originated during 2015 was $5.5 million, and our largest mortgage loan at December 31, 2015, had a balance of $69.3 million. At December 31, 2015, our average construction loan commitment was $8.5 million. Our largest construction loan commitment was $48 million, and our largest construction loan amount outstanding was $43 million.

Also shown in Figure 17, at December 31, 2015, 72% of our commercial real estate loans were for nonowner-occupied properties, compared to 70% at December 31, 2014. Approximately 15% of these loans were construction loans at both December 31, 2015, and December 31, 2014. Typically, these properties are not fully leased at the origination of the loan. The borrower relies upon additional leasing through the life of the construction loan to provide the cash flow necessary to support debt service payments. A significant decline in economic growth, and in turn, in rental rates and occupancy, would adversely affect our portfolio of construction loans.

Figure 17. Commercial Real Estate Loans

	Geographic Region								Percent of Total			Commercial Mortgage
dollars in millions	West	Southwest	Central	Midwest	Southeast	Northeast	National	Total			Construction
December 31, 2015
Nonowner-occupied:
Retail properties	$204	$102	$69	$119	$266	$94	$144	$998	11.1	%	$181	$817
Multifamily properties	401	149	543	620	859	157	172	2,901	32.2		491	2,410
Health facilities	218	—	134	127	331	206	15	1,031	11.4		161	870
Office buildings	94	7	197	85	114	56	—	553	6.1		38	515
Warehouses	133	2	45	98	35	83	167	563	6.3		57	506
Manufacturing facilities	6	—	2	12	16	15	14	65	.7		—	65
Hotels/Motels	14	—	11	6	—	6	—	37	.4		—	37
Residential properties	1	—	25	1	2	12	1	42	.5		8	34
Land and development	6	—	5	11	8	10	—	40	.4		32	8
Other	65	12	4	24	33	80	76	294	3.3		17	277
Total nonowner-occupied	1,142	272	1,035	1,103	1,664	719	589	6,524	72.4		985	5,539
Owner-occupied	1,021	5	274	568	57	563	—	2,488	27.6		68	2,420
Total	$2,163	$277	$1,309	$1,671	$1,721	$1,282	$589	$9,012	100.0	%	$1,053	$7,959

December 31, 2014
Total	$2,518	$307	$1,261	$1,668	$1,393	$1,315	$685	$9,147			$1,100	$8,047

December 31, 2015
Nonowner-occupied:
Nonperforming loans	—	—	—	$7	—	$9	—	$16	N/M		$7	$9
Accruing loans past due 90 days or more	—	—	—	2	—	4	—	6	N/M		—	6
Accruing loans past due 30 through 89 days	$2	—	—	5	—	—	1	8	N/M		1	7

West –	Alaska, California, Hawaii, Idaho, Montana, Oregon, Washington, and Wyoming
Southwest –	Arizona, Nevada, and New Mexico
Central –	Arkansas, Colorado, Oklahoma, Texas, and Utah
Midwest –	Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, and Wisconsin
Southeast –	Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, Washington, D.C., and West Virginia
Northeast –	Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, and Vermont
National –	Accounts in three or more regions

During 2015, nonperforming loans related to our nonowner-occupied properties decreased by $5 million from $21 million at December 31, 2014, to $16 million at December 31, 2015, as a result of continued improvement in asset quality and market conditions. This category of loans declined by $2 million during 2014.

Since December 31, 2014, our nonowner-occupied commercial real estate portfolio has increased by approximately $84 million, or 1.3%, as many of our clients have taken advantage of opportunities to permanently refinance their loans at historically low interest rates.

Commercial lease financing.    We conduct commercial lease financing arrangements through our KEF line of business and have both the scale and array of products to compete in the equipment lease financing business. Commercial lease financing receivables represented 9% of commercial loans at December 31, 2015, and 10% at December 31, 2014.

Commercial loan modification and restructuring

We modify and extend certain commercial loans in the normal course of business for our clients. Loan modifications vary and are handled on a case-by-case basis with strategies responsive to the specific circumstances of each loan and borrower. In many cases, borrowers have other resources and can reinforce the credit with additional capital, collateral, guarantees, or other income sources.

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

If loan terms are extended at less than normal market rates for similar lending arrangements, our Asset Recovery Group is consulted to help determine if any concession granted would result in designation as a TDR. Transfer to our Asset Recovery Group is considered for any commercial loan determined to be a TDR. During 2015, we had $53 million of new restructured commercial loans compared to $22 million of new restructured commercial loans in 2014.

For more information on concession types for our commercial accruing and nonaccruing TDRs, see Note 5 (“Asset Quality”).

Figure 18. Commercial TDRs by Accrual Status

December 31,
in millions	2015	2014
Commercial TDRs by Accrual Status
Nonaccruing	$52	$36
Accruing	2	4
Total Commercial TDRs	$54	$40

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

The B note typically is a structurally subordinate note that may or may not require any debt service until the primary payment source stabilizes and generates excess cash flow. This excess cash flow customarily is captured for application to either the A note or B note dependent upon the terms of the restructure. We evaluate the B note when we consider returning the A note to accrual status. In many cases, the B note is charged off at the same time the A note is returned to accrual status in accordance with our interpretation of accounting and regulatory guidance applicable to TDRs. Alternatively, both A and B notes may be simultaneously returned to accrual if credit metrics are supportive.

Restructured nonaccrual loans may be returned to accrual status based on a current, well-documented evaluation of the credit, which would include analysis of the borrower’s financial condition, prospects for repayment under the modified terms, and alternate sources of repayment such as the value of loan collateral. We consider the borrower’s ability to perform under the modified terms for a reasonable period (generally a minimum of six months) before returning the loan to accrual status. Sustained historical repayment performance prior to the restructuring also may be taken into account. The primary consideration for returning a restructured loan to accrual status is the reasonable assurance that the full contractual principal balance of the loan and the ongoing contractually required interest payments will be fully repaid. Although our policy is a guideline, considerable judgment is required to review each borrower’s circumstances.

All loans processed as TDRs, including A notes and any non-charged-off B notes, are reported as TDRs during the calendar year in which the restructure took place. At December 31, 2015, we had $47 million and $7 million of A note and B note commercial TDRs, respectively.

Additional information regarding TDRs is provided in Note 5 (“Asset Quality”).

Extensions.    Project loans typically are refinanced into the permanent commercial loan market at maturity, but they are often modified and extended. Extension terms take into account the specific circumstances of the client relationship, the status of the project, and near-term prospects for the client, the repayment source, and the collateral. In all cases, pricing and loan structure are reviewed and, where necessary, modified to ensure the loan has been priced to achieve a market rate of return and loan terms that are appropriate for the risk. Typical enhancements include one or more of the following: principal pay down, increased amortization, additional collateral, increased guarantees, and a cash flow sweep. Some maturing loans have automatic extension options built in; in those cases, pricing and loan terms cannot be altered.

Loan pricing is determined based on the strength of the borrowing entity, the strength of the guarantor, if any, and the structure and residual risk of the transaction. Therefore, pricing for an extended loan may remain the same because the loan is already priced at or above current market.

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

Mortgage and construction loans with a loan-to-value ratio greater than 1.0 are accounted for as performing loans. These loans were not considered impaired due to one or more of the following factors: (i) underlying cash flow adequate to service the debt at a market rate of return with adequate amortization; (ii) a satisfactory borrower payment history; and (iii) acceptable guarantor support. As of December 31, 2015, we did not have any mortgage and construction loans that had a loan-to-value ratio greater than 1.0.

Consumer loan portfolio

Consumer loans outstanding decreased by $396 million, or 2.5%, from one year ago. The home equity portfolio is the largest segment of our consumer loan portfolio. Approximately 98% of this portfolio at December 31, 2015, was originated from Key Community Bank within our 12-state footprint. The remainder of the portfolio, which has been in an exit mode since the fourth quarter of 2007, was originated from the Consumer Finance line of business and is now included in Other Segments. Home equity loans in Key Community Bank decreased by $239 million, or 2.3%, over the past 12 months.

As shown in Figure 13, we hold the first lien position for approximately 61% of the Key Community Bank home equity portfolio at December 31, 2015, and 60% at December 31, 2014. For consumer loans with real estate collateral, we track borrower performance monthly. Regardless of the lien position, credit metrics are refreshed quarterly, including recent Fair Isaac Corporation scores as well as original and updated loan-to-value ratio. This information is used in establishing the ALLL. Our methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses.”

Regulatory guidance issued in January 2012 addressed specific risks and required actions within home equity portfolios associated with second lien loans. This regulatory guidance related to the classification of second lien home equity loans was implemented prospectively, and therefore prior periods were not adjusted. At December 31, 2015, 39% of our home equity portfolio is secured by second lien mortgages. On at least a quarterly basis, we continue to monitor the risk characteristics of these loans when determining whether our loss estimation methods are appropriate.

Figure 19 summarizes our home equity loan portfolio by source at the end of each of the last five years, as well as certain asset quality statistics and yields on the portfolio as a whole.

Figure 19. Home Equity Loans

December 31,
dollars in millions	2015	2014	2013	2012		2011
SOURCES OF YEAR END LOANS
Key Community Bank	$10,127	$10,366	$10,340	$9,816		$9,229
Other	208	267	334	423		535
Total	$10,335	$10,633	$10,674	$10,239		$9,764

Nonperforming loans at year end	$190	$195	$220	$231	(a), (b)	$120
Net loan charge-offs for the year	21	32	66	118		130
Yield for the year	3.98%	4.02%	4.07%	4.21%		4.34%

(a)	Includes $48 million of performing home equity second liens that are subordinate to first liens and 120 days or more past due or in foreclosure, or for which the first mortgage delinquency timeframe is unknown. Such second liens are now being reported as nonperforming loans based upon regulatory guidance issued in January 2012.

(b)	Includes $72 million of performing secured loans that were discharged through Chapter 7 bankruptcy and not formally re-affirmed as addressed in regulatory guidance that was updated in the third quarter of 2012. Such loans have been designated as nonperforming and TDRs.

Loans held for sale

As shown in Note 4 (“Loans and Loans Held for Sale”), our loans held for sale were $639 million at December 31, 2015, compared to $734 million at December 31, 2014. During 2015, we recorded net gains from loan sales of $103 million. There were no loans held for sale related to the discontinued operations of the education lending business at December 31, 2015, and December 31, 2014.

At December 31, 2015, loans held for sale included $532 million of commercial mortgages, which decreased by $106 million from December 31, 2014, $76 million of commercial, financial and agricultural loans, which increased by $13 million from December 31, 2014, $17 million of residential mortgage loans, which decreased by $1 million from December 31, 2014, and $14 million of commercial lease financing, which decreased by $1 million from December 31, 2014. Valuations are conducted using internal models that rely on market data from sales or nonbinding bids on similar assets, including credit spreads, treasury rates, interest rate curves and risk profiles, as well as our own assumptions about the exit market for the loans and details about individual loans within the respective portfolios. We review our assumptions quarterly. For additional information related to the valuation of loans held for sale, see Note 6 (“Fair Value Measurements”).

Loan sales

As shown in Figure 20, during 2015, we sold $6.0 billion of commercial real estate loans, $415 million of commercial lease financing loans, $554 million of residential real estate loans, and $335 million of commercial loans. Most of these sales came from the held-for-sale portfolio.

Among the factors that we consider in determining which loans to sell are:

¿	our business strategy for particular lending areas;

¿	whether particular lending businesses meet established performance standards or fit with our relationship banking strategy;

¿	our A/LM needs;

¿	the cost of alternative funding sources;

¿	the level of credit risk;

¿	capital requirements; and

¿	market conditions and pricing.

Figure 20 summarizes our loan sales for 2015 and 2014.

Figure 20. Loans Sold (Including Loans Held for Sale)

in millions	Commercial	Commercial Real Estate	Commercial Lease Financing	Residential Real Estate	Total
2015
Fourth quarter	$86	$1,570	$204	$104	$1,964
Third quarter	150	1,246	100	142	1,638
Second quarter	41	2,210	48	188	2,487
First quarter	58	1,010	63	120	1,251
Total	$335	$6,036	$415	$554	$7,340

2014
Fourth quarter	$29	$2,333	$80	$103	$2,545
Third quarter	179	913	48	127	1,267
Second quarter	152	679	45	104	980
First quarter	16	489	39	73	617
Total	$376	$4,414	$212	$407	$5,409

Figure 21 shows loans that are either administered or serviced by us but not recorded on the balance sheet. The table includes loans that have been sold.

Figure 21. Loans Administered or Serviced

December 31, in millions	2015	2014	2013	2012	2011
Commercial real estate loans	$211,274	$191,407	$177,731	$107,630	$99,608
Education loans (a)	1,339	1,589	—	—	—
Commercial lease financing	932	722	717	520	521
Commercial loans	335	344	327	343	306
Total	$213,880	$194,062	$178,775	$108,493	$100,435

(a)	During the third quarter of 2014, we sold the residual interests in all of our outstanding education loan securitization trusts to a third party. At September 30, 2014, we deconsolidated the securitization trusts and removed the trust assets from our balance sheet. We retained the servicing for the loans associated with these securitization trusts. See Note 13 (“Acquisitions and Discontinued Operations”) for more information about this transaction.

In the event of default by a borrower, we are subject to recourse with respect to approximately $1.8 billion of the $214 billion of loans administered or serviced at December 31, 2015. Additional information about this recourse arrangement is included in Note 20 (“Commitments, Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with FNMA.”

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

Maturities and sensitivity of certain loans to changes in interest rates

Figure 22 shows the remaining maturities of certain commercial and real estate loans, and the sensitivity of those loans to changes in interest rates. At December 31, 2015, approximately 28.7% of these outstanding loans were scheduled to mature within one year.

Figure 22. Remaining Maturities and Sensitivity of Certain Loans to Changes in Interest Rates

December 31, 2015 in millions	Within One Year	One - Five Years	Over Five Years	Total
Commercial, financial and agricultural	$8,942	$17,845	$4,453	$31,240
Real estate — construction	432	596	25	1,053
Real estate — residential and commercial mortgage	2,838	5,549	1,814	10,201
	$12,212	$23,990	$6,292	$42,494

Loans with floating or adjustable interest rates (a)		$20,621	$3,639	$24,260
Loans with predetermined interest rates (b)		3,369	2,653	6,022

		$23,990	$6,292	$30,282

(a)	Floating and adjustable rates vary in relation to other interest rates (such as the base lending rate) or a variable index that may change during the term of the loan.

(b)	Predetermined interest rates either are fixed or may change during the term of the loan according to a specific formula or schedule.

Securities

Our securities portfolio totaled $19.1 billion at December 31, 2015, compared to $18.4 billion at December 31, 2014. Available-for-sale securities were $14.2 billion at December 31, 2015, compared to $13.4 billion at December 31, 2014. Held-to-maturity securities were $4.9 billion at December 31, 2015, compared to $5 billion at December 31, 2014.

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

Figure 23. Mortgage-Backed Securities by Issuer

December 31, in millions	2015	2014
FHLMC	$4,349	$5,666
FNMA	4,511	4,998
GNMA	10,152	7,636
Total (a)	$19,012	$18,300

(a)	Includes securities held in the available-for-sale and held-to-maturity portfolios.

Securities available for sale

The majority of our securities available-for-sale portfolio consists of Federal Agency CMOs and mortgage-backed securities. CMOs are debt securities secured by a pool of mortgages or mortgage-backed securities. These mortgage securities generate interest income, serve as collateral to support certain pledging agreements, and provide liquidity value under regulatory requirements. At December 31, 2015, we had $14.2 billion invested in CMOs and other mortgage-backed securities in the available-for-sale portfolio, compared to $13.3 billion at December 31, 2014.

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

Throughout 2014 and 2015, our investing activities continued to complement other balance sheet developments and provide for our ongoing liquidity management needs. Our actions to not reinvest the monthly security cash flows at various times during this time period served to provide the liquidity necessary to address our funding requirements. These funding requirements included ongoing loan growth and occasional debt maturities. At other times, we may make additional investments that go beyond the replacement of maturities or mortgage security cash flows as our liquidity position and/or interest rate risk management strategies may require. Lastly, our focus on investing in GNMA-related securities is also related to liquidity management strategies as we continue to prepare for future regulatory requirements.

Figure 24 shows the composition, yields, and remaining maturities of our securities available for sale. For more information about these securities, including gross unrealized gains and losses by type of security and securities pledged, see Note 7.

Figure 24. Securities Available for Sale

dollars in millions	States and Political Subdivisions	Collateralized Mortgage Obligations	(a)	Other Mortgage- Backed Securities	(a)	Other Securities	(b)	Total		Weighted- Average Yield	(c)
December 31, 2015
Remaining maturity:
One year or less	$2	$285		—		—		$287		3.05%
After one through five years	12	11,209		$1,523		$13		12,757		2.12
After five through ten years	—	501		663		7		1,171		2.12
After ten years	—	—		3		—		3		5.40
Fair value	$14	$11,995		$2,189		$20		$14,218		—
Amortized cost	14	12,082		2,193		21		14,310		2.14%
Weighted-average yield (c)	6.19%	2.12%		2.21%		—		2.14	% (d)	—
Weighted-average maturity	3.2 years	3.9 years		4.3 years		4.4 years		3.9 years		—
December 31, 2014
Fair value	$23	$11,270		$2,035		$32		$13,360		—
Amortized cost	22	11,310		2,004		29		13,365		2.24%
December 31, 2013
Fair value	$40	$11,000		$1,286		$20		$12,346		—
Amortized cost	39	11,120		1,270		17		12,446		2.33%

(a)	Maturity is based upon expected average lives rather than contractual terms.

(b)	Includes primarily marketable equity securities.

(c)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(d)	Excludes $20 million of securities at December 31, 2015, that have no stated yield.

Held-to-maturity securities

Federal Agency CMOs and mortgage-backed securities constitute essentially all of our held-to-maturity securities. The remaining balance comprises foreign bonds and capital securities. Figure 25 shows the composition, yields and remaining maturities of these securities.

Figure 25. Held-to-Maturity Securities

dollars in millions	Collateralized Mortgage Obligations		Other Mortgage- backed Securities		Other Securities		Total		Weighted- Average Yield	(a)
December 31, 2015
Remaining maturity:
One year or less	—		—		$9		$9		2.34	%
After one through five years	$4,174		—		11		4,185		1.90
After five through ten years	—		$645		—		645		2.67
After ten years	—		58		—		58		2.92
Amortized cost	$4,174		$703		$20		$4,897		2.01	%
Fair value	4,129		699		20		4,848		—
Weighted-average yield	1.90	%	2.69	%	2.64	% (b)	2.01	% (b)	—
Weighted-average maturity	3.4 years		7.2 years		1.7 years		3.9 years		—
December 31, 2014
Amortized cost	$4,755		$240		$20		$5,015		1.95	%
Fair value	4,713		241		20		4,974		—
December 31, 2013
Amortized cost	$4,736		—		$20		$4,756		1.83	%
Fair value	4,597		—		20		4,617		—

(a)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(b)	Excludes $5 million of securities at December 31, 2015, that have no stated yield.

Other investments

Principal investments — investments in equity and debt instruments made by our Principal Investing unit — represented 46% and 53% of other investments at December 31, 2015, and December 31, 2014, respectively. They include direct investments (investments made in a particular company) as well as indirect investments (investments made through funds that include other investors). Principal investments are predominantly made in privately held companies and are carried at fair value. The fair value of the direct investments was $69 million at December 31, 2015, and $104 million at December 31, 2014, while the fair value of the indirect investments was $235 million at December 31, 2015, and $302 million at December 31, 2014. Under the requirements of the Volcker Rule, we will be required to dispose of some or all of our indirect principal investments. The Federal Reserve extended the conformance period to July 21, 2016, for all banking entities with respect to covered funds. The Federal Reserve also indicated its intent to exercise the authority granted by Section 13 of the Bank Holding Company Act to grant the final one-year extension until July 21, 2017. If this authority is not exercised by the Federal Reserve, Key is permitted to file for an additional extension of up to five years for illiquid funds, to retain the indirect investments for a longer period of time. We plan to apply for the extension, if not granted automatically, and hold the investments. As of December 31, 2015, we have not committed to a plan to sell these investments. For more information about the Volcker Rule, see the discussion in Item 1 under the heading “Other Regulatory Developments under the Dodd-Frank Act – ‘Volcker Rule’” in the section entitled “Supervision and Regulation.”

In addition to principal investments, “other investments” include other equity and mezzanine instruments, such as certain real-estate-related investments and an indirect ownership interest in a partnership, that are carried at fair value, as well as other types of investments that generally are carried at cost. The real-estate-related investments were valued at $8 million at December 31, 2015, and $10 million at December 31, 2014. The indirect investment in a partnership was valued at $4 million at December 31, 2014. Under the requirements of the Volcker Rule, we were required to dispose of this investment. Prior to December 31, 2015, the investment was redeemed. Additional information pertaining to the equity investment is included in the “Changes in Level 3 Fair Value Measurements” section of Note 6 (“Fair Value Measurements”).

Most of our other investments are not traded on an active market. We determine the fair value at which these investments should be recorded based on the nature of the specific investment and all available relevant information. This review may encompass such factors as the issuer’s past financial performance and future potential, the values of public companies in comparable businesses, the risks associated with the particular business or investment type, current market conditions, the nature and duration of resale restrictions, the issuer’s payment history, our knowledge of the industry, third-party data, and other relevant factors. As of December 31, 2015, net gains from our principal investing activities (including results attributable to noncontrolling interests) totaled $51 million, which includes $47 million of net unrealized losses. These net gains are recorded as “net gains (losses) from principal investing” on the income statement. Additional information regarding these investments is provided in Note 6.

Deposits and other sources of funds

Domestic deposits are our primary source of funding. The composition of our average deposits is shown in Figure 5 in the section entitled “Net interest income.” During 2015, average domestic deposits were $70.1 billion and represented 85% of the funds we used to support loans and other earning assets, compared to $67.3 billion and 86% during 2014. NOW and money market deposit accounts increased $2.0 billion, and noninterest-bearing deposits increased $1.9 billion, reflecting continued growth in the commercial mortgage servicing business and inflows from commercial and consumer clients. These increases were partially offset by a decline in certificates of deposit.

Wholesale funds, consisting of deposits in our foreign office and short-term borrowings, averaged $1.7 billion during 2015, compared to $2.4 billion during 2014. The decrease from 2014 was caused by declines of $550 million in federal funds purchased and securities sold under repurchase agreements, $126 million in foreign office deposits, and $25 million in bank notes and other short-term borrowings.

At December 31, 2015, we had $2.4 billion in time deposits of $100,000 or more. Figure 26 shows the maturity distribution of these deposits.

Figure 26. Maturity Distribution of Time Deposits of $100,000 or More (a)

December 31, 2015 in millions	Domestic Offices	Total
Remaining maturity:
Three months or less	$324	$324
After three through six months	366	366
After six through twelve months	542	542
After twelve months	1,160	1,160
Total	$2,392	$2,392

(a)	There were no deposits in foreign offices at December 31, 2015.

Capital

At December 31, 2015, our shareholders’ equity was $10.7 billion, up $216 million from December 31, 2014. The following sections discuss certain factors that contributed to this change. For other factors that contributed to the change, see the Consolidated Statements of Changes in Equity.

CCAR and capital actions

As part of its ongoing supervisory process, the Federal Reserve requires BHCs like KeyCorp to submit an annual comprehensive capital plan and to update that plan to reflect material changes in the BHC’s risk profile, business strategies, or corporate structure, including but not limited to changes in planned capital actions. In January 2015, we submitted to the Federal Reserve and provided to the OCC our 2015 capital plan under the annual CCAR process. On March 11, 2015, the Federal Reserve announced that it did not object to our 2015 capital plan. The 2015 capital plan includes a common share repurchase program of up to $725 million, which includes repurchases to offset issuances of common shares under our employee compensation plans. Common share repurchases under the 2015 capital plan began in the second quarter of 2015 and were suspended in the fourth quarter of 2015 due to the pending merger with First Niagara. Share repurchases are expected to be included in the upcoming 2016 CCAR submission.

During 2015, we repurchased $252 million of common shares under our 2015 capital plan authorization. In addition, during the first quarter of 2015, we repurchased $208 million of common shares under our 2014 capital plan for a total of $460 million of common share repurchases during 2015.

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

Consistent with the 2015 capital plan, we made a dividend payment of $.075 per share during each of the second, third, and fourth quarters of 2015, totalling $189 million, and a dividend payment of $.065 per share, or $55 million, during the first quarter of 2015.

We also made quarterly dividend payments of $1.9375 per share on our Series A Preferred Stock during each quarter of 2015 for a total of $23 million.

Common shares outstanding

Our common shares are traded on the New York Stock Exchange under the symbol KEY with 27,058 holders of record at December 31, 2015. Our book value per common share was $12.51 based on 835.8 million shares outstanding at December 31, 2015, compared to $11.91 based on 859.4 million shares outstanding at December 31, 2014. At December 31, 2015, our tangible book value per common share was $11.22, compared to $10.65 at December 31, 2014.

Figure 45 in the section entitled “Fourth Quarter Results” shows the market price ranges of our common shares, per common share earnings, and dividends paid by quarter for each of the last two years.

Figure 27 compares the price performance of our common shares (based on an initial investment of $100 on December 31, 2010, and assuming reinvestment of dividends) with that of the Standard & Poor’s 500 Index and a group of other banks that constitute our peer group. The peer group consists of the banks that make up the Standard & Poor’s 500 Regional Bank Index and the banks that make up the Standard & Poor’s 500 Diversified Bank Index. We are included in the Standard & Poor’s 500 Index and the peer group.

Figure 27. Common Share Price Performance (2011 – 2015) (a)

(a)	Share price performance is not necessarily indicative of future price performance.

Figure 28 shows activities that caused the change in our outstanding common shares over the past two years.

Figure 28. Changes in Common Shares Outstanding

		2015 Quarters
in thousands	2015	Fourth	Third	Second	First	2014
Shares outstanding at beginning of period	859,403	835,285	843,608	850,920	859,403	890,724
Common shares repurchased	(31,267)	—	(8,386)	(8,794)	(14,087)	(36,285)
Shares reissued (returned) under employee benefit plans	7,582	466	63	1,482	5,571	4,964
Series A Preferred Stock exchanged for common shares	33	—	—	—	33	—
Shares outstanding at end of period	835,751	835,751	835,285	843,608	850,920	859,403

At December 31, 2015, we had 181.2 million treasury shares, compared to 157.6 million treasury shares at December 31, 2014. During 2015, common shares outstanding decreased by 24 million shares due to common share repurchases under our 2014 and 2015 capital plans, partially offset by the net share activity under our employee benefit plans and shares of Series A Preferred Stock that were exchanged for common shares. Going forward, we expect to reissue treasury shares as needed in connection with stock-based compensation awards and for other corporate purposes.

As discussed in further detail in the “Supervision and Regulation” section in Item 1 of this report under the heading “Capital planning and stress testing,” we are required to annually submit a capital plan to the Federal Reserve setting forth planned capital actions, including any share repurchases our Board of Directors and management intend to make during the year (subject to the Federal Reserve’s notice of non-objection). Pursuant to that requirement, we will submit our 2016 capital plan to the Federal Reserve for review in April 2016.

Capital adequacy

Capital adequacy is an important indicator of financial stability and performance. All of our capital ratios remained in excess of regulatory requirements at December 31, 2015. Our capital and liquidity levels are intended to position us to weather an adverse credit cycle while continuing to serve our clients’ needs, as well as to meet the Regulatory Capital Rules described in the “Supervision and regulation” section of Item 1 of this report. Our shareholders’ equity to assets ratio was 11.30% at December 31, 2015, compared to 11.22% at December 31, 2014. Our tangible common equity to tangible assets ratio was 9.98% at December 31, 2015, compared to 9.88% at December 31, 2014.

Federal banking regulators have promulgated minimum risk-based capital and leverage ratio requirements for BHCs like KeyCorp and their banking subsidiaries like KeyBank. As of January 1, 2015, Key and KeyBank (consolidated) were each required to maintain a minimum Tier 1 risk-based capital ratio of 6.00%, a total risk-based capital ratio of 8.00%, and a Tier 1 leverage ratio of 4.00%. At December 31, 2015, our Tier 1 risk-based capital ratio, total risk-based capital ratio, and Tier 1 leverage ratio were 11.35%, 12.97%, and 10.72%, respectively, compared to 11.90%, 13.89%, and 11.26%, respectively, at December 31, 2014. In addition, as of January 1, 2015, Key and KeyBank (consolidated) were each required to maintain a minimum Common Equity Tier 1 capital ratio of 4.5%. At December 31, 2015, our Common Equity Tier 1 capital ratio was 10.94%.

The adoption of the Regulatory Capital Rules changes the regulatory capital standards that apply to BHCs by phasing out the treatment of capital securities and cumulative preferred securities as eligible Tier 1 capital. The phase-out period, which began January 1, 2015, for standardized approach banking organizations such as KeyCorp, will result in our trust preferred securities issued by the KeyCorp capital trusts being treated only as Tier 2 capital starting in 2016. The trust preferred securities issued by the KeyCorp capital trusts contribute $85 million, or 9 basis points, to our Tier 1 risk-based capital ratio of 11.35% and Tier 1 leverage ratio of 10.72% at December 31, 2015. The trust preferred securities contribute $340 million, or 38 basis points, to our total risk-based capital ratio of 12.97% at December 31, 2015. The new minimum capital and leverage ratios under the Regulatory Capital Rules together with the estimated ratios of Key at December 31, 2015, calculated on a fully phased-in basis, are set forth under the heading “New minimum capital and leverage ratio requirements” in the “Supervision and Regulation” section in Item 1 of this report.

As previously indicated in the “Supervision and Regulation” section of Item 1 of this report under the heading “Revised prompt corrective action capital category ratios,” the prompt corrective action capital category regulations do not apply to BHCs. If, however, these regulations did apply to BHCs, we believe KeyCorp would qualify for the “well capitalized” capital category at December 31, 2015. Moreover, after accounting for the phase-out of our trust preferred securities as Tier 1 eligible (and as Tier 2 instead) as of December 31, 2015, we estimate KeyCorp would still qualify for the “well capitalized” capital category under the Regulatory Capital Rules, with an estimated Tier 1 risk-based capital ratio, estimated Tier 1 leverage ratio, estimated Common Equity Tier 1 capital ratio, and estimated total risk-based capital ratio of 11.26%, 10.63%, 10.94%, and 12.97%, respectively. The new threshold ratios for a “well capitalized” and an “adequately capitalized” institution under the Regulatory Capital Rules are described in the “Supervision and Regulation” section of Item 1 of this report under the heading “Revised prompt corrective action capital category ratios.” Since the regulatory capital categories under these regulations serve a limited supervisory function, investors should not use them as a representation of the overall financial condition or prospects of KeyCorp. A discussion of the regulatory capital standards and other related capital adequacy regulatory standards is included in the section “Regulatory capital and liquidity” in “Supervision and Regulation” under Item 1 of this report.

Traditionally, the banking regulators have assessed bank and BHC capital adequacy based on both the amount and composition of capital, the calculation of which is prescribed in federal banking regulations. The Federal Reserve’s assessment of capital adequacy previously focused on a component of Tier 1 risk-based capital, known as Tier 1 common equity, and its review of the consolidated capitalization of SIFIs, including KeyCorp. The capital modifications mandated by the Regulatory Capital Rules, which became effective on January 1, 2015, for Key, require higher and better-quality capital and introduced a new capital measure, “Common Equity Tier 1.” Common Equity Tier 1 is not formally defined by GAAP and is considered to be a non-GAAP financial measure. Figure 4 in the “Highlights of Our Performance” section reconciles Key shareholders’ equity, the GAAP performance measure, to Common Equity Tier 1, the corresponding non-GAAP measure. Our Common Equity Tier 1 ratio was 10.94% at December 31, 2015.

At December 31, 2015, for Key’s consolidated operations, we had a federal net deferred tax asset of $289 million and a state deferred tax asset of $32 million, compared to a federal net deferred tax asset of $195 million and a state deferred tax asset of $22 million at December 31, 2014. We had a valuation allowance against the gross deferred tax assets associated with certain state net operating loss carryforwards and state credit carryforwards of less than $1 million at December 31, 2015, and at December 31, 2014. Starting with the implementation of the Regulatory Capital Rules on January 1, 2015, deferred tax assets that arise from net operating loss and tax credit carryforwards are deductible from Common Equity Tier 1 on a phase-in basis. As of December 31, 2015, this balance was approximately $1 million.

Figure 29 represents the details of our regulatory capital position at December 31, 2015, under the Regulatory Capital Rules.

Figure 30 represents the details of our regulatory capital position at December 31, 2014.

Figure 29. Capital Components and Risk-Weighted Assets (Regulatory Capital Rules)

December 31, dollars in millions		2015
COMMON EQUITY TIER 1
Key shareholders’ equity (GAAP)		$10,746
Less:	Series A Preferred Stock (a)	281
	Common Equity Tier 1 capital before adjustments and deductions	10,465
Less:	Goodwill, net of deferred taxes	1,034
	Intangible assets, net of deferred taxes	26
	Deferred tax assets	1
	Net unrealized gains (losses) on available-for-sale securities, net of deferred taxes	(58)
	Accumulated gains (losses) on cash flow hedges, net of deferred taxes	(20)
	Amounts in AOCI attributed to pension and postretirement benefit costs, net of deferred taxes	(365)
	Total Common Equity Tier 1 capital	$9,847
TIER 1 CAPITAL
Common Equity Tier 1		$9,847
Additional Tier 1 capital instruments and related surplus		281
Non-qualifying capital instruments subject to phase out		85
Less:	Deductions	1
	Total Tier 1 capital	10,212
TIER 2 CAPITAL
Tier 2 capital instruments and related surplus		578
Allowance for losses on loans and liability for losses on lending-related commitments (b)		881
Net unrealized gains on available-for-sale preferred stock classified as an equity security		—
Less:	Deductions	—
	Total Tier 2 capital	1,459
	Total risk-based capital	$11,671

RISK-WEIGHTED ASSETS
Risk-weighted assets on balance sheet		$67,390
Risk-weighted off-balance sheet exposure		21,983
Market risk-equivalent assets		607
	Gross risk-weighted assets	89,980
Less:	Excess allowance for loan and lease losses	—
	Net risk-weighted assets	$89,980

AVERAGE QUARTERLY TOTAL ASSETS		$95,272

CAPITAL RATIOS
Tier 1 risk-based capital		11.35%
Total risk-based capital		12.97
Leverage (c)		10.72
Common Equity Tier 1		10.94

(a)	Net of capital surplus.

(b)	The ALLL included in Tier 2 capital is limited by regulation to 1.25% of the institution’s standardized total risk-weighted assets (excluding its standardized market risk-weighted assets). The ALLL includes $28 million of allowance classified as “discontinued assets” on the balance sheet at December 31, 2015.

(c)	This ratio is Tier 1 capital divided by average quarterly total assets as defined by the Federal Reserve less: (i) goodwill, (ii) the disallowed intangible and deferred tax assets, and (iii) other deductions from assets for leverage capital purposes.

Figure 30. Capital Components and Risk-Weighted Assets

December 31, dollars in millions		2014
TIER 1 CAPITAL
Key shareholders’ equity		$10,530
Qualifying capital securities		339
Less:	Goodwill	1,057
	Accumulated other comprehensive income (a)	(395)
	Other assets (b)	83
	Total Tier 1 capital	10,124
TIER 2 CAPITAL
Allowance for losses on loans and liability for losses on lending-related commitments (c)		859
Net unrealized gains on equity securities available for sale		1
Qualifying long-term debt		840
	Total Tier 2 capital	1,700
	Total risk-based capital	$11,824

TIER 1 COMMON EQUITY
Tier 1 capital		$10,124
Less:	Qualifying capital securities	339
	Series A Preferred Stock (d)	282
	Total Tier 1 common equity	$9,503

RISK-WEIGHTED ASSETS
Risk-weighted assets on balance sheet		$66,054
Risk-weighted off-balance sheet exposure		19,360
Less:	Goodwill	1,057
	Other assets (b)	120
Plus:	Market risk-equivalent assets	863
	Gross risk-weighted assets	85,100
Less:	Excess allowance for loan and lease losses	—
	Net risk-weighted assets	$85,100

AVERAGE QUARTERLY TOTAL ASSETS		$91,116

CAPITAL RATIOS
Tier 1 risk-based capital		11.90%
Total risk-based capital		13.89
Leverage (e)		11.26
Tier 1 common equity		11.17

(a)	Includes net unrealized gains or losses on securities available for sale (except for net unrealized losses on marketable equity securities), net gains or losses on cash flow hedges, and amounts resulting from the application of the applicable accounting guidance for defined benefit and other postretirement plans.

(b)	Other assets deducted from Tier 1 capital and risk-weighted assets consist of disallowed intangible assets (excluding goodwill) and deductible portions of nonfinancial equity investments. There were no disallowed deferred tax assets at December 31, 2014.

(c)	The ALLL included in Tier 2 capital is limited by regulation to 1.25% of the sum of gross risk-weighted assets plus low level exposures and residual interests calculated under the direct reduction method, as defined by the Federal Reserve. The ALLL includes $29 million of allowance classified as “discontinued assets” on the balance sheet at December 31, 2014.

(d)	Net of capital surplus.

(e)	This ratio is Tier 1 capital divided by average quarterly total assets as defined by the Federal Reserve less: (i) goodwill, (ii) the disallowed intangible assets described in footnote (b), and (iii) deductible portions of nonfinancial equity investments; plus assets derecognized as an offset to AOCI resulting from the adoption and subsequent application of the applicable accounting guidance for defined benefit and other postretirement plans.

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

Commitments to extend credit or funding

Loan commitments provide for financing on predetermined terms as long as the client continues to meet specified criteria. These commitments generally carry variable rates of interest and have fixed expiration dates or other termination clauses. We typically charge a fee for our loan commitments. Since a commitment may expire without resulting in a loan or being fully utilized, the total amount of an outstanding commitment may significantly exceed any related cash outlay. Further information about our loan commitments at December 31, 2015, is presented in Note 20 (“Commitments, Contingent Liabilities and Guarantees”) under the heading “Commitments to Extend Credit or Funding.” Figure 31 shows the remaining contractual amount of each class of commitment to extend credit or funding. For loan commitments and commercial letters of credit, this amount represents our maximum possible accounting loss on the unused commitment if the borrower were to draw upon the full amount of the commitment and subsequently default on payment for the total amount of the then outstanding loan.

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

Contractual obligations

Figure 31 summarizes our significant contractual obligations, and lending-related and other off-balance sheet commitments at December 31, 2015, by the specific time periods in which related payments are due or commitments expire.

Figure 31. Contractual Obligations and Other Off-Balance Sheet Commitments

December 31, 2015 in millions	Within 1 year	After 1 through 3 years	After 3 through 5 years	After 5 years	Total
Contractual obligations: (a)
Deposits with no stated maturity	$65,527	—	—	—	$65,527
Time deposits of $100,000 or more	1,232	$1,056	$39	$65	2,392
Other time deposits	2,075	883	59	110	3,127
Federal funds purchased and securities sold under repurchase agreements	372	—	—	—	372
Bank notes and other short-term borrowings	533	—	—	—	533
Long-term debt	1,346	3,156	2,790	2,894	10,186
Noncancelable operating leases	110	190	130	326	756
Liability for unrecognized tax benefits	12	—	—	—	12
Purchase obligations:
Banking and financial data services	71	129	20	—	220
Telecommunications	23	23	7	—	53
Professional services	35	21	8	—	64
Technology equipment and software	53	94	38	16	201
Other	17	17	7	—	41
Total purchase obligations	199	284	80	16	579
Total	$71,406	$5,569	$3,098	$3,411	$83,484

Lending-related and other off-balance sheet commitments:
Commercial, including real estate	$9,508	$9,247	$9,757	$1,259	$29,771
Home equity	318	1,139	908	4,855	7,220
Credit cards	3,603	—	—	—	3,603
Purchase cards	163	—	—	—	163
When-issued and to-be-announced securities commitments	2	—	—	—	2
Commercial letters of credit	127	12	—	—	139
Principal investing commitments	30	16	4	—	50
Tax credit investment commitments	410	—	—	—	410
Liabilities of certain limited partnerships and other commitments	1	—	—	—	1
Total	$14,162	$10,414	$10,669	$6,114	$41,359

(a)	Deposits and borrowings exclude interest.

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

Risk Management

Overview

Like all financial services companies, we engage in business activities and assume the related risks. The most significant risks we face are credit, compliance, operational, liquidity, market, reputation, strategic, and model risks. Our risk management activities are focused on ensuring we properly identify, measure, and manage such risks across the entire enterprise to maintain safety and soundness and maximize profitability. Certain of these risks are defined and discussed in greater detail in the remainder of this section.

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

Tier 2 Risk Governance Committees support the ERM Committee by identifying early warning events and trends, escalating emerging risks, and discussing forward-looking assessments. Risk Governance Committees include attendees from each of the Three Lines of Defense. The First Line of Defense is the Line of Business primarily responsible to accept, own, proactively identify, monitor, and manage risk. The Second Line of Defense comprises Risk Management representatives who provide independent, centralized oversight over all risk categories by aggregating, analyzing, and reporting risk information. Risk Review, our internal audit function, provides the Third Line of Defense in their role to provide independent assessment and testing of the effectiveness, appropriateness, and adherence to KeyCorp’s risk management policies, practices, and controls.

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

Covered positions.    We monitor the market risk of our covered positions, which includes all of our trading positions as well as all foreign exchange and commodity positions, regardless of whether the position is in a trading account. All positions in the trading account are recorded at fair value, and changes in fair value are reflected in our consolidated statements of income. Information regarding our fair value policies, procedures, and methodologies is provided in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Fair Value Measurements”, and Note 6 (“Fair Value Measurements”) in this report. Instruments that are used to hedge nontrading activities, such as bank-issued debt and loan portfolios, equity positions that are not actively traded, and securities financing activities, do not meet the definition of a covered position. The MRM is responsible for identifying our portfolios as either covered or non-covered. The Covered Position Working Group develops the final list of covered positions, and a summary is provided to the Market Risk Committee.

Our significant portfolios of covered positions are detailed below. We analyze market risk by portfolios of covered positions, and do not separately measure and monitor our portfolios by risk type. The descriptions below incorporate the respective risk types associated with each of these portfolios.

¿	Fixed income includes those instruments associated with our capital markets business and the trading of securities as a dealer. These instruments may include positions in municipal bonds, bonds backed by the U.S. government, agency and corporate bonds, certain mortgage-backed securities, securities issued by the U.S. Treasury, money markets, and certain CMOs. The activities and instruments within the fixed income portfolio create exposures to interest rate and credit spread risks.

¿	Interest rate derivatives include interest rate swaps, caps, and floors, which are transacted primarily to accommodate the needs of commercial loan clients. In addition, we enter into interest rate derivatives to offset or mitigate the interest rate risk related to the client positions. The activities within this portfolio create exposures to interest rate risk.

¿	Credit derivatives generally include credit default swap indexes, which are used to manage the credit risk exposure associated with anticipated sales of certain commercial real estate loans. The transactions within the credit derivatives portfolio result in exposure to counterparty credit risk and market risk.

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

Actual losses for the total covered positions did not exceed aggregate daily VaR on any day during the quarters ended December 31, 2015, and December 31, 2014. The MRM backtests our VaR model on a daily basis to evaluate its predictive power. The test compares VaR model results at the 99% confidence level to daily held profit and loss. Results of backtesting are provided to the Market Risk Committee. Backtesting exceptions occur when trading losses exceed VaR.

We do not engage in correlation trading, or utilize the internal model approach for measuring default and credit migration risk. Our net VaR approach incorporates diversification, but our VaR calculation does not include the impact of counterparty risk and our own credit spreads on derivatives.

The aggregate VaR at the 99% confidence level for all covered positions was $1.2 million at December 31, 2015, and $.9 million at December 31, 2014. The increase in aggregate VaR was primarily due to the increased exposure in our credit derivative portfolio, and the composition of our fixed income portfolio. Figure 32 summarizes our VaR at the 99% confidence level for significant portfolios of covered positions for the three months ended December 31, 2015, and December 31, 2014. During this period, none of our significant portfolios daily trading VaR numbers exceeded their VaR limits or stress VaR limits.

Figure 32. VaR for Significant Portfolios of Covered Positions

	2015				2014
	Three months ended December 31,				Three months ended December 31,
in millions	High	Low	Mean	December 31,	High	Low	Mean	December 31,
Trading account assets:
Fixed income	$1.0	$.4	$.6	$.5	$.5	$.3	$.4	$.4
Derivatives:
Interest rate	$.1	—	$.1	$.1	$.3	—	$.1	$.1
Credit	.4	$.2	.3	.4	.3	$.1	.2	.3

Stressed VaR is calculated using our general VaR results at the 99% confidence level and applying certain assumptions. The aggregate stressed VaR for all covered positions was $3.5 million at December 31, 2015, and $2.6 million at December 31, 2014. Figure 33 summarizes our stressed VaR for significant portfolios of covered positions for the three months ended December 31, 2015, and December 31, 2014, as used for market risk capital charge calculation purposes.

Figure 33. Stressed VaR for Significant Portfolios of Covered Positions

	2015				2014
	Three months ended December 31,				Three months ended December 31,
in millions	High	Low	Mean	December 31,	High	Low	Mean	December 31,
Trading account assets:
Fixed income	$3.0	$1.3	$1.9	$1.5	$1.6	$.8	$1.2	$1.2
Derivatives:
Interest rate	$.3	$.1	$.2	$.3	$.8	$.1	$.2	$.2
Credit	1.3	.5	.9	1.3	1.0	.4	.7	.9

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

The management of nontrading market risk is centralized within Corporate Treasury. The Risk Committee of our Board provides oversight of nontrading market risk. The ERM Committee and the ALCO review reports on the components of interest rate risk described above as well as sensitivity analyses of these exposures. These committees have various responsibilities related to managing nontrading market risk, including recommending, approving, and monitoring strategies that maintain risk positions within approved tolerance ranges. The A/LM policy provides the framework for the oversight and management of interest rate risk and is administered by the ALCO. Internal and external emerging issues are monitored on a daily basis. The MRM, as the second line of defense, provides additional oversight.

¿	“Reprice risk” is the exposure to changes in interest rates and occurs when the volume of interest-bearing liabilities and the volume of interest-earning assets they fund (e.g., deposits used to fund loans) do not mature or reprice at the same time.

¿	“Basis risk” is the exposure to asymmetrical changes in interest rate indexes and occurs when floating-rate assets and floating-rate liabilities reprice at the same time, but in response to different market factors or indexes.

¿	“Yield curve risk” is the exposure to non-parallel changes in the slope of the yield curve (where the yield curve depicts the relationship between the yield on a particular type of security and its term to maturity) and occurs when interest-bearing liabilities and the interest-earning assets that they fund do not price or reprice to the same term point on the yield curve.

¿	“Option risk” is the exposure to a customer or counterparty’s ability to take advantage of the interest rate environment and terminate or reprice one of our assets, liabilities, or off-balance sheet instruments prior to contractual maturity without a penalty. Option risk occurs when exposures to customer and counterparty early withdrawals or prepayments are not mitigated with an offsetting position or appropriate compensation.

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

We measure the amount of net interest income at risk by simulating the change in net interest income that would occur if the federal funds target rate were to gradually increase or decrease over the next 12 months, and term rates were to move in a similar direction, although at a slower pace. Our standard rate scenarios encompass a gradual increase or decrease of 200 basis points, but due to the low interest rate environment, we have modified the standard to a gradual decrease of 50 basis points over three months with no change over the following nine months. After calculating the amount of net interest income at risk to interest rate changes, we compare that amount with the base case of an unchanged interest rate environment. We also perform regular stress tests and sensitivities on the model inputs that could materially change the resulting risk assessments. One set of stress tests and sensitivities assesses the effect of interest rate inputs on simulated exposures. Assessments are performed using different shapes of the yield curve, including steepening or flattening of the yield curve, changes in credit spreads, an immediate parallel change in market interest rates, and changes in the relationship of money market interest rates. Another set of stress tests and sensitivities assesses the effect of loan and deposit assumptions and assumed discretionary strategies on simulated exposures. Assessments are performed on changes to the following assumptions: the pricing of deposits without contractual maturities; changes in lending spreads; prepayments on loans and securities; other loan and deposit balance shifts; investment, funding and hedging activities; and liquidity and capital management strategies.

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

Figure 34 presents the results of the simulation analysis at December 31, 2015, and December 31, 2014. At December 31, 2015, our simulated exposure to changes in interest rates was moderately asset sensitive, and net interest income would benefit over time from either an increase in short-term or intermediate-term interest rates. Tolerance levels for risk management require the development of remediation plans to maintain residual risk within tolerance if simulation modeling demonstrates that a gradual increase or decrease in short-term interest rates over the next 12 months would adversely affect net interest income over the same period by more than 4%. In December 2015, the Federal Reserve increased the range for the Federal Funds Target Rate, which led to an increased modeled exposure to declining interest rates. Subsequent to the Federal Reserve’s action in December, we increased the magnitude of the declining rate scenario to 50 basis points, increasing our overall modeled exposure. The modeled exposure depends on the relationships of interest rates on our interest earning assets and interest bearing liabilities, notably on instruments that are expected to react to the short end of the yield curve. As shown in Figure 34, we are operating within these levels as of December 31, 2015.

Figure 34. Simulated Change in Net Interest Income

December 31, 2015
Basis point change assumption (short-term rates)	-50	+200
Tolerance level	-4.00%	-4.00%
Interest rate risk assessment	-3.37%	2.58%

December 31, 2014
Basis point change assumption (short-term rates)	-25	+200
Tolerance level	-4.00%	-4.00%
Interest rate risk assessment	-.96%	3.20%

The results of additional sensitivity analysis of alternate interest rate paths and loan and deposit behavior assumptions indicates that net interest income could increase or decrease from the base simulation results presented in Figure 34. Net interest income is highly dependent on the timing, magnitude, frequency, and path of interest rate increases and the associated assumptions for deposit repricing relationships, lending spreads, and the balance behavior of transaction accounts. The unprecedented low level of interest rates increases the uncertainty of assumptions for deposit balance behavior and deposit repricing relationships to market interest rates. Recent balance growth in deposits has caused the uncertainty in assumptions to increase further. Our historical deposit repricing betas in the last rising rate cycle ranged between 50% and 60% for interest-bearing deposits, and we continue to make similar assumptions in our modeling. The sensitivity testing of these assumptions supports our confidence that actual results are likely to be within a 100 basis point range of modeled results.

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

Economic value of equity modeling.    EVE complements net interest income simulation analysis as it estimates risk exposure beyond 12-, 24-, and 36-month horizons. EVE modeling measures the extent to which the economic values of assets, liabilities and off-balance sheet instruments may change in response to fluctuations in interest rates. EVE is calculated by subjecting the balance sheet to an immediate 200 basis point increase or decrease in interest rates, measuring the resulting change in the values of assets, liabilities and off-balance sheet instruments, and comparing those amounts with the base case of the current interest rate environment. Because the calculation of EVE under an immediate 200 basis point decrease in interest rates in the current low rate environment results in certain interest rates declining to zero and a less than 200 basis point decrease in certain yield curve term points, we have modified the standard declining rate scenario to an immediate 100 basis point decrease. This analysis is highly dependent upon assumptions applied to assets and liabilities with non-contractual maturities. Those assumptions are based on historical behaviors, as well as our expectations. We develop remediation plans that would maintain residual risk within tolerance if this analysis indicates that our EVE will decrease by more than 15% in response to an immediate increase or decrease in interest rates. We are operating within these guidelines as of December 31, 2015.

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

Figure 35 shows all swap positions that we hold for A/LM purposes. These positions are used to convert the contractual interest rate index of agreed-upon amounts of assets and liabilities (i.e., notional amounts) to another interest rate index. For example, fixed-rate debt is converted to a floating rate through a “receive fixed/pay variable” interest rate swap. The volume, maturity and mix of portfolio swaps change frequently as we adjust our broader A/LM objectives and the balance sheet positions to be hedged. For more information about how we use interest rate swaps to manage our risk profile, see Note 8 (“Derivatives and Hedging Activities”).

Figure 35. Portfolio Swaps by Interest Rate Risk Management Strategy

	December 31, 2015
				Weighted-Average			December 31, 2014
dollars in millions	Notional Amount	Fair Value		Maturity (Years)	Receive Rate	Pay Rate	Notional Amount	Fair Value
Receive fixed/pay variable — conventional A/LM (a)	$11,705	$4		2.5	1.1%	.3%	$9,700	$(4)
Receive fixed/pay variable — conventional debt	7,004	189		3.5	2.0	.4	5,124	209
Pay fixed/receive variable — conventional debt	50	(7)		12.5	.3	3.6	50	(7)

Total portfolio swaps	$18,759	$186	(b)	2.9	1.4%	.3%	$14,874	$198 (b)

(a)	Portfolio swaps designated as A/LM are used to manage interest rate risk tied to both assets and liabilities.

(b)	Excludes accrued interest of $56 million and $49 million for December 31, 2015, and December 31, 2014, respectively.

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

Following our announced acquisition of First Niagara in October 2015, S&P and Fitch affirmed Key’s ratings but changed the outlook to negative. Moody’s placed Key’s ratings under review for downgrade. The Moody’s review could be outstanding beyond the targeted merger completion date.

Our credit ratings at December 31, 2015, are shown in Figure 36. We believe these credit ratings, under normal conditions in the capital markets, will enable KeyCorp or KeyBank to issue fixed income securities to investors.

Figure 36. Credit Ratings

December 31, 2015	Short-Term Borrowings	Long-Term Deposits	Senior Long-Term Debt	Subordinated Long-Term Debt	Capital Securities	Series A Preferred Stock

KEYCORP (THE PARENT COMPANY)

Standard & Poor’s	A-2	N/A	BBB+	BBB	BB+	BB+
Moody’s	P-2	N/A	Baa1	Baa1	Baa2	Baa3
Fitch	F1	N/A	A-	BBB+	BB+	BB
DBRS	R-2(high)	N/A	BBB(high)	BBB	BBB	N/A

KEYBANK

Standard & Poor’s	A-2	N/A	A-	BBB+	N/A	N/A
Moody’s	P-1	Aa3	A3	Baa1	N/A	N/A
Fitch	F1	A	A-	BBB+	N/A	N/A
DBRS	R-1(low)	A(low)	A(low)	BBB(high)	N/A	N/A

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

We maintain a Contingency Funding Plan that outlines the process for addressing a liquidity crisis. The plan provides for an evaluation of funding sources under various market conditions. It also assigns specific roles and responsibilities for managing liquidity through a problem period. As part of the plan, we maintain on-balance sheet liquid reserves referred to as our liquid asset portfolio, which consists of high quality liquid assets. During a problem period, that reserve could be used as a source of funding to provide time to develop and execute a longer-term strategy. The liquid asset portfolio at December 31, 2015, totaled $15.4 billion, consisting of $12.9 billion of unpledged securities, $584 million of securities available for secured funding at the FHLB, and $1.9 billion of net balances of federal funds sold and balances in our Federal Reserve account. The liquid asset portfolio can fluctuate due to excess liquidity, heightened risk, or prefunding of expected outflows, such as debt maturities. Additionally, as of December 31, 2015, our unused borrowing capacity secured by loan collateral was $18.9 billion at the Federal Reserve Bank of Cleveland and $3.0 billion at the FHLB. In 2015, Key’s outstanding FHLB advances were reduced by $33 million due to repayments.

Final U.S. liquidity coverage ratio

Under the Liquidity Coverage Rules, we will be required to calculate the Modified LCR for Key. Implementation for Modified LCR banking organizations, like Key, began on January 1, 2016, with a minimum requirement of 90% coverage, reaching 100% coverage by January 1, 2017. At December 31, 2015, our estimated Modified LCR was above 100%. In the future, we may change the composition of our investment portfolio, increase the size of the overall investment portfolio, and modify product offerings to enhance or optimize our liquidity position.

Additional information about the Liquidity Coverage Ratio is included in the “Supervision and Regulation” section under the heading “U.S. implementation of the Basel III liquidity framework” in Item 1 of this report.

Long-term liquidity strategy

Our long-term liquidity strategy is to be predominantly funded by core deposits. However, we may use wholesale funds to sustain an adequate liquid asset portfolio, meet daily cash demands, and allow management flexibility to execute business initiatives. Key’s client-based relationship strategy provides for a strong core deposit base that, in conjunction with intermediate and long-term wholesale funds managed to a diversified maturity structure and investor base, supports our liquidity risk management strategy. We use the loan-to-deposit ratio as a metric to monitor these strategies. Our target loan-to-deposit ratio is 90-100% (at December 31, 2015, our loan-to-deposit ratio was 88%), which we calculate as total loans, loans held for sale, and nonsecuritized discontinued loans divided by domestic deposits.

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

Liquidity programs

We have several liquidity programs, which are described in Note 18 (“Long-Term Debt”), that are designed to enable KeyCorp and KeyBank to raise funds in the public and private debt markets. The proceeds from most of these programs can be used for general corporate purposes, including acquisitions. These liquidity programs are reviewed from time to time by the Board and are renewed and replaced as necessary. There are no restrictive financial covenants in any of these programs.

On February 12, 2015, KeyBank issued $1 billion of 2.250% Senior Bank Notes due March 16, 2020, under its Global Bank Note Program. On June 1, 2015, under its Global Bank Note Program, KeyBank issued $1.75 billion of Senior Bank Notes in three tranches; $250 million of Floating Rate Notes due June 1, 2018; $750 million of 1.700% Senior Notes due June 1, 2018; and $750 million of 3.300% Senior Notes due June 1, 2025. On September 29, 2015, we updated the KeyBank Global Bank Note Program. This program has $20 billion authorized for issuance, separate from the $20 billion authorized under the 2012 program. There will be no additional notes issued under the 2012 program.

On May 22, 2015, KeyBank remarketed $300 million of 3.18% Term Enhanced ReMarketable Securities senior debt.

On September 15, 2015, KeyCorp issued $1 billion of 2.90% Senior Medium-Term Notes due September 15, 2020, under its Medium-Term Note Program.

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

We use a parent cash coverage months metric as the primary measure to assess parent company liquidity. The parent cash coverage months metric measures the months into the future where projected obligations can be met with the current amount of liquidity. We generally issue term debt to supplement dividends from KeyBank to manage our liquidity position at or above our targeted levels. The parent company generally maintains cash and short-term investments in an amount sufficient to meet projected debt maturities over at least the next 24 months. At December 31, 2015, KeyCorp held $2.7 billion in short-term investments, which we projected to be sufficient to meet our projected obligations, including the repayment of our maturing debt obligations for the periods prescribed by our risk tolerance.

Typically, KeyCorp meets its liquidity requirements through regular dividends from KeyBank, supplemented with term debt. Federal banking law limits the amount of capital distributions that a bank can make to its holding company without prior regulatory approval. A national bank’s dividend-paying capacity is affected by several factors, including net profits (as defined by statute) for the two previous calendar years and for the current year, up to the date of dividend declaration. During 2015, KeyBank paid $1 billion in dividends to KeyCorp. At January 1, 2016, KeyBank had regulatory capacity to pay $553 million in dividends to KeyCorp without prior regulatory approval.

Our liquidity position and recent activity

Over the past 12 months, our liquid asset portfolio, which includes overnight and short-term investments, as well as unencumbered, high quality liquid securities held as protection against a range of potential liquidity stress scenarios, has increased as a result of an increase in unpledged securities offset by net customer loan and deposit flows. The liquid asset portfolio continues to exceed the amount that we estimate would be necessary to manage through an adverse liquidity event by providing sufficient time to develop and execute a longer-term solution.

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

We generate cash flows from operations and from investing and financing activities. We have approximately $185 million of cash and cash equivalents and short-term investments in international tax jurisdictions as of December 31, 2015. As we consider alternative long-term strategic and liquidity plans, opportunities to repatriate these amounts would result in approximately $2 million in taxes to be paid. We have included the appropriate amount as a deferred tax liability at December 31, 2015.

The Consolidated Statements of Cash Flows summarize our sources and uses of cash by type of activity for the years ended December 31, 2015, and December 31, 2014.

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

We maintain an active concentration management program to mitigate concentration risk in our credit portfolios. For individual obligors, we employ a sliding scale of exposure, known as hold limits, which is dictated by the type of loan and strength of the borrower. Our legal lending limit is approximately $1.6 billion for any individual borrower. However, internal hold limits generally restrict the largest exposures to less than 20% of that amount. As of December 31, 2015, we had five client relationships with loan commitments net of credit default swaps of more than $200 million. The average amount outstanding on these five individual net obligor commitments was $45 million at December 31, 2015. In general, our philosophy is to maintain a diverse portfolio with regard to credit exposures.

We actively manage the overall loan portfolio in a manner consistent with asset quality objectives and concentration risk tolerances to mitigate portfolio credit risk. We utilize credit default swaps on a limited basis to transfer a portion of the credit risk associated with a particular extension of credit to a third party. At December 31, 2015, we used credit default swaps with a notional amount of $346 million to manage the credit risk associated with specific commercial lending obligations. We may also sell credit derivatives — primarily single name credit default swaps — to offset our purchased credit default swap position prior to maturity. At December 31, 2015, we did not have any sold credit default swaps outstanding.

Credit default swaps are recorded on the balance sheet at fair value. Related gains or losses, as well as the premium paid or received for credit protection, are included in the “corporate services income” and “other income” components of noninterest income.

Allowance for loan and lease losses

At December 31, 2015, the ALLL was $796 million, or 1.33% of period-end loans, compared to $794 million, or 1.38%, at December 31, 2014. The allowance includes $35 million that was specifically allocated for impaired loans of $308 million at December 31, 2015, compared to $40 million that was specifically allocated for impaired loans of $302 million at December 31, 2014. For more information about impaired loans, see Note 5 (“Asset Quality”). At December 31, 2015, the ALLL was 205.7% of nonperforming loans, compared to 190.0% at December 31, 2014.

Selected asset quality statistics for each of the past five years are presented in Figure 37. The factors that drive these statistics are discussed in the remainder of this section.

Figure 37. Selected Asset Quality Statistics from Continuing Operations

Year ended December 31,
dollars in millions	2015	2014	2013	2012	2011
Net loan charge-offs	$142	$113	$168	$345	$541
Net loan charge-offs to average total loans	.24%	.20%	.32%	.69%	1.11%
Allowance for loan and lease losses	$796	$794	$848	$888	$1,004
Allowance for credit losses (a)	852	829	885	917	1,049
Allowance for loan and lease losses to period-end loans	1.33%	1.38%	1.56%	1.68%	2.03%
Allowance for credit losses to period-end loans	1.42	1.44	1.63	1.74	2.12
Allowance for loan and lease losses to nonperforming loans	205.7	190.0	166.9	131.8	138.1
Allowance for credit losses to nonperforming loans	220.2	198.3	174.2	136.1	144.3
Nonperforming loans at period end (b)	$387	$418	$508	$674	$727
Nonperforming assets at period end	403	436	531	735	859
Nonperforming loans to period-end portfolio loans	.65%	.73%	.93%	1.28%	1.47%
Nonperforming assets to period-end portfolio loans plus
OREO and other nonperforming assets	.67	.76	.97	1.39	1.73

(a)	Includes the ALLL plus the liability for credit losses on lending-related unfunded commitments.

(b)	Loan balances exclude $11 million, $13 million, $16 million, and $23 million of PCI loans at December 31, 2015, December 31, 2014, December 31, 2013, and December 31, 2012, respectively.

We estimate the appropriate level of the ALLL on at least a quarterly basis. The methodology used is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses.” Briefly, our allowance applies expected loss rates to existing loans with similar risk characteristics. We exercise judgment to assess any adjustment to the expected loss rates for the impact of factors such as changes in economic conditions, lending policies including underwriting standards, and the level of credit risk associated with specific industries and markets.

In the third quarter of 2015, we enhanced the approach used to determine the commercial reserve factors used in estimating the quantitative component of the commercial ALLL. In addition, we began utilizing an enhanced framework to quantify commercial ALLL adjustments resulting from qualitative factors not fully captured within the statistical analysis of incurred loss. The enhancements of the methodology are described in Note 1 (“Basis of

Presentation and Accounting Policies”) under the heading “Allowance for Loan and Lease Losses.” As a result of the methodology enhancements, the ALLL within each commercial portfolio and the provision for credit losses within each business segment has increased or decreased accordingly. The impact of the increases or decreases on the commercial portfolio ALLL and the business segment provision for credit losses was not significant.

For all commercial and consumer loan TDRs, regardless of size, as well as impaired commercial loans with an outstanding balance of $2.5 million or greater, we conduct further analysis to determine the probable loss content and assign a specific allowance to the loan if deemed appropriate. We estimate the extent of the individual impairment for commercial loans and TDRs by comparing the recorded investment of the loan with the estimated present value of its future cash flows, the fair value of its underlying collateral, or the loan’s observable market price. Secured consumer loan TDRs that are discharged through Chapter 7 bankruptcy and not formally re-affirmed are adjusted to reflect the fair value of the underlying collateral, less costs to sell. Other consumer loan TDRs are combined in homogenous pools and assigned a specific allocation based on the estimated present value of future cash flows using the effective interest rate. A specific allowance also may be assigned — even when sources of repayment appear sufficient — if we remain uncertain about whether the loan will be repaid in full. On at least a quarterly basis, we evaluate the appropriateness of our loss estimation methods to reduce differences between estimated incurred losses and actual losses. The ALLL at December 31, 2015, represents our best estimate of the probable credit losses inherent in the loan portfolio at that date.

As shown in Figure 38, our ALLL from continuing operations remained relatively stable, increasing by $2 million, or .3%, since 2014. Our allowance applies expected loss rates to our existing loans with similar risk characteristics as well as any adjustments to reflect our current assessment of qualitative factors, such as changes in economic conditions, underwriting standards, and concentrations of credit. Our commercial ALLL increased by $33 million, or 5.3%, since 2014 primarily because of loan growth and increased incurred loss estimates. The increase in these incurred loss estimates during 2015 was primarily due to the continued decline in oil and gas prices since 2014. Partially offsetting this increase was a decrease in our consumer ALLL of $31 million, or 18.1%, since 2014. Our consumer ALLL decrease was primarily due to continued improvement in credit metrics, such as delinquency, average credit bureau score, and loan to value, which have decreased expected loss rates since 2014. The continued improvement in the consumer portfolio credit quality metrics since 2014 was primarily due to continued improved credit quality and benefits of relatively stable economic conditions. Our liability for credit losses on lending-related commitments increased by $21 million to $56 million at December 31, 2015. When combined with our ALLL, our total allowance for credit losses represented 1.42% of period-end loans at December 31, 2015, compared to 1.44% at December 31, 2014.

Figure 38. Allocation of the Allowance for Loan and Lease Losses

	2015			2014			2013
December 31, dollars in millions	Total Allowance	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Total Allowance	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Total Allowance	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans
Commercial, financial and agricultural	$450	56.5%	52.2%	$391	49.2%	48.8%	$362	42.7%	45.8%
Commercial real estate:
Commercial mortgage	134	16.8	13.3	148	18.7	14.0	165	19.4	14.2
Construction	25	3.2	1.7	28	3.5	1.9	32	3.8	2.0
Total commercial real estate loans	159	20.0	15.0	176	22.2	15.9	197	23.2	16.2
Commercial lease financing	47	5.9	6.7	56	7.1	7.4	62	7.3	8.4
Total commercial loans	656	82.4	73.9	623	78.5	72.1	621	73.2	70.4
Real estate — residential mortgage	18	2.3	3.7	23	2.9	3.9	37	4.4	4.0
Home equity:
Key Community Bank	55	6.9	16.9	66	8.3	18.1	84	9.9	19.0
Other	2	.3	.4	5	.6	.5	11	1.3	.6
Total home equity loans	57	7.2	17.3	71	8.9	18.6	95	11.2	19.6
Consumer other — Key Community Bank	20	2.5	2.7	22	2.8	2.7	29	3.4	2.7
Credit cards	32	4.0	1.3	33	4.1	1.3	34	4.0	1.3
Consumer other:
Marine	12	1.5	1.0	21	2.7	1.3	29	3.4	1.9
Other	1	.1	.1	1	.1	.1	3	.4	.1
Total consumer other	13	1.6	1.1	22	2.8	1.4	32	3.8	2.0
Total consumer loans	140	17.6	26.1	171	21.5	27.9	227	26.8	29.6
Total (a)	$796	100.0%	100.0%	$794	100.0%	100.0%	$848	100.0%	100.0%

	2012			2011
	Total Allowance	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Total Allowance	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans
Commercial, financial and agricultural	$327	36.8%	44.0%	$334	33.2%	39.1%
Commercial real estate:
Commercial mortgage	198	22.3	14.6	272	27.1	16.2
Construction	41	4.6	1.9	63	6.3	2.7
Total commercial real estate loans	239	26.9	16.5	335	33.4	18.9
Commercial lease financing	55	6.2	9.3	78	7.8	12.2
Total commercial loans	621	69.9	69.8	747	74.4	70.2
Real estate — residential mortgage	30	3.4	4.1	37	3.7	3.9
Home equity:
Key Community Bank	105	11.8	18.6	103	10.2	18.6
Other	25	2.8	.8	29	2.9	1.1
Total home equity loans	130	14.6	19.4	132	13.1	19.7
Consumer other — Key Community Bank	38	4.3	2.5	41	4.1	2.4
Credit cards	26	2.9	1.4	—	—	—
Consumer other:
Marine	39	4.4	2.6	46	4.6	3.5
Other	4	.5	.2	1	.1	.3
Total consumer other	43	4.9	2.8	47	4.7	3.8
Total consumer loans	267	30.1	30.2	257	25.6	29.8
Total (a)	$888	100.0%	100.0%	$1,004	100.0%	100.0%

(a)	Excludes allocations of the ALLL related to the discontinued operations of the education lending business in the amount of $28 million at December 31, 2015, $29 million at December 31, 2014, $39 million at December 31, 2013, $55 million at December 31, 2012, and $104 million at December 31, 2011.

Our provision for credit losses was $166 million for 2015, compared to $57 million for 2014. The increase in our provision is due to the growth in our loan portfolio over the past twelve months as well as lower recoveries in 2015 compared to 2014. We continue to reduce our exposure in our higher-risk businesses, including the residential properties portion of our construction loan portfolio, Marine/RV financing, and other selected leasing portfolios through the sale of certain loans, payments from borrowers, or net loan charge-offs.

Asset quality on our oil and gas loan portfolio, which represents approximately 2% of total loans at December 31, 2015, performed in-line with our expectations in 2015. Nonperforming loans in this sector increased to .54% of our total oil and gas loan portfolio at December 31, 2015, up from .09% at December 31, 2014. In 2015, net loan charge-offs in this sector were ..81% of our total oil and gas loan portfolio as a result of commodity price declines that began in 2014. Our reserve for credit losses allocated to our oil and gas loan exposure was 6% of the total oil and gas loan portfolio at December 31, 2015, and reflected the estimated impact of current oil prices at that date.

Net loan charge-offs

Net loan charge-offs for 2015 totaled $142 million, or .24% of average loans, compared to net loan charge-offs of $113 million, or .20%, for the same period last year. Figure 39 shows the trend in our net loan charge-offs by loan type, while the composition of loan charge-offs and recoveries by type of loan is presented in Figure 40.

Over the past 12 months, net loan charge-offs increased $29 million. This increase is attributable to the growth in our loan portfolio and lower levels of recoveries over the same period. As shown in Figure 42, our exit loan portfolio contributed a total of $10 million in net loan charge-offs for 2015, compared to $13 million in net loan charge-offs for 2014. The decrease in net loan charge-offs in our exit loan portfolio was primarily driven by lower levels of net loan charge-offs in our consumer and commercial exit loan portfolios.

Figure 39. Net Loan Charge-offs from Continuing Operations (a)

Year ended December 31,
dollars in millions	2015	2014	2013	2012	2011
Commercial, financial and agricultural	$61	$12	$23	$17	$119
Real estate — commercial mortgage	(2)	2	(7)	79	103
Real estate — construction	—	(12)	(11)	19	56
Commercial lease financing	4	—	12	5	17
Total commercial loans	63	2	17	120	295
Home equity — Key Community Bank	19	28	52	88	89
Home equity — Other	2	4	14	30	41
Credit cards	28	33	27	11	—
Marine	9	14	14	37	48
Other	21	32	44	59	68
Total consumer loans	79	111	151	225	246
Total net loan charge-offs	$142	$113	$168	$345	$541

Net loan charge-offs to average loans	.24%	.20%	.32%	.69%	1.11%
Net loan charge-offs from discontinued operations — education lending business	$22	$31	$37	$58	$123

(a)	Credit amounts indicate that recoveries exceeded charge-offs.

Figure 40. Summary of Loan and Lease Loss Experience from Continuing Operations

Year ended December 31, dollars in millions	2015	2014	2013	2012	2011
Average loans outstanding	$58,594	$55,679	$53,054	$50,362	$48,606

Allowance for loan and lease losses at beginning of period	$794	$848	$888	$1,004	$1,604
Loans charged off:
Commercial, financial and agricultural (a)	77	45	62	80	169

Real estate — commercial mortgage	4	6	20	102	113
Real estate — construction	1	5	3	24	83

Total commercial real estate loans (b)	5	11	23	126	196
Commercial lease financing	11	10	27	27	42

Total commercial loans	93	66	112	233	407
Real estate — residential mortgage	6	10	20	27	29
Home equity:
Key Community Bank	26	37	62	99	100
Other	6	9	20	35	45

Total home equity loans	32	46	82	134	145
Consumer other — Key Community Bank	24	30	31	38	45
Credit cards	30	34	30	11	—
Consumer other:
Marine	17	23	29	59	80
Other	1	2	4	6	9

Total consumer other	18	25	33	65	89

Total consumer loans	110	145	196	275	308

Total loans charged off	203	211	308	508	715
Recoveries:
Commercial, financial and agricultural (a)	16	33	39	63	50

Real estate — commercial mortgage	6	4	27	23	10
Real estate — construction	1	17	14	5	27

Total commercial real estate loans (b)	7	21	41	28	37
Commercial lease financing	7	10	15	22	25

Total commercial loans	30	64	95	113	112
Real estate — residential mortgage	3	2	2	3	3
Home equity:
Key Community Bank	7	9	10	11	11
Other	4	5	6	5	4

Total home equity loans	11	14	16	16	15
Consumer other — Key Community Bank	6	6	7	6	8
Credit cards	2	1	3	—	—
Consumer other:
Marine	8	9	15	22	32
Other	1	2	2	3	4

Total consumer other	9	11	17	25	36

Total consumer loans	31	34	45	50	62

Total recoveries	61	98	140	163	174

Net loans charged off	(142)	(113)	(168)	(345)	(541)
Provision (credit) for loan and lease losses	145	59	130	229	(60)
Foreign currency translation adjustment	(1)	—	(2)	—	1

Allowance for loan and lease losses at end of year	$796	$794	$848	$888	$1,004

Liability for credit losses on lending-related commitments at beginning of the year	$35	$37	$29	$45	$73
Provision (credit) for losses on lending-related commitments	21	(2)	8	(16)	(28)

Liability for credit losses on lending-related commitments at end of the year (c)	$56	$35	$37	$29	$45

Total allowance for credit losses at end of the year	$852	$829	$885	$917	$1,049

Net loan charge-offs to average total loans	.24%	.20%	.32%	.69%	1.11%
Allowance for loan and lease losses to period-end loans	1.33	1.38	1.56	1.68	2.03
Allowance for credit losses to period-end loans	1.42	1.44	1.63	1.74	2.12
Allowance for loan and lease losses to nonperforming loans	205.7	190.0	166.9	131.8	138.1
Allowance for credit losses to nonperforming loans	220.2	198.3	174.2	136.1	144.3

Discontinued operations — education lending business:
Loans charged off	$35	$45	$55	$75	$138
Recoveries	13	14	18	17	15

Net loan charge-offs	$(22)	$(31)	$(37)	$(58)	$(123)

(a)	See Figure 16 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial, financial and agricultural loan portfolio.

(b)	See Figure 17 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial real estate loan portfolio.

(c)	Included in “accrued expense and other liabilities” on the balance sheet.

Nonperforming assets

Figure 41 shows the composition of our nonperforming assets. These assets totaled $403 million at December 31, 2015, and represented .67% of portfolio loans, OREO and other nonperforming assets, compared to $436 million, or .76%, at December 31, 2014. See Note 1 under the headings “Nonperforming Loans,” “Impaired Loans,” and “Allowance for Loan and Lease Losses” for a summary of our nonaccrual and charge-off policies.

Figure 41. Summary of Nonperforming Assets and Past Due Loans from Continuing Operations

December 31,
dollars in millions	2015	2014	2013	2012	2011
Commercial, financial and agricultural (a)	$82	$59	$77	$99	$188

Real estate — commercial mortgage	19	34	37	120	218
Real estate — construction	9	13	14	56	54

Total commercial real estate loans (b)	28	47	51	176	272
Commercial lease financing	13	18	19	16	27

Total commercial loans	123	124	147	291	487
Real estate — residential mortgage	64	79	107	103	87
Home equity:
Key Community Bank	182	185	205	210	108
Other	8	10	15	21	12

Total home equity loans	190	195	220	231	120
Consumer other — Key Community Bank	2	2	3	2	1
Credit cards	2	2	4	11	—
Consumer other:
Marine	6	15	26	34	31
Other	—	1	1	2	1

Total consumer other	6	16	27	36	32

Total consumer loans	264	294	361	383	240

Total nonperforming loans (c)	387	418	508	674	727
Nonperforming loans held for sale	—	—	1	25	46
OREO	14	18	15	22	65
Other nonperforming assets	2	—	7	14	21

Total nonperforming assets	$403	$436	$531	$735	$859

Accruing loans past due 90 days or more	$72	$96	$71	$78	$164
Accruing loans past due 30 through 89 days	208	235	318	424	441
Restructured loans — accruing and nonaccruing (d)	280	270	338	320	276
Restructured loans included in nonperforming loans (d)	159	157	214	249	191
Nonperforming assets from discontinued operations — education lending business	7	11	25	20	23
Nonperforming loans to year-end portfolio loans	.65%	.73%	.93%	1.28%	1.47%
Nonperforming assets to year-end portfolio loans plus OREO and other nonperforming assets	.67	.76	.97	1.39	1.73

(a)	See Figure 16 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial, financial and agricultural loan portfolio.

(b)	See Figure 17 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial real estate loan portfolio.

(c)	Loan balances exclude $11 million, $13 million, $16 million, and $23 million of PCI loans at December 31, 2015, December 31, 2014, December 31, 2013, and December 31, 2012, respectively.

(d)	Restructured loans (i.e., TDRs) are those for which Key, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. These concessions are made to improve the collectability of the loan and generally take the form of a reduction of the interest rate, extension of the maturity date or reduction in the principal balance.

As shown in Figure 41, nonperforming assets decreased during 2015, having declined for the past five years. Most of the reduction came from nonperforming loans in our consumer loan portfolio. As shown in Figure 42, our exit loan portfolio accounted for $23 million, or 6%, of total nonperforming assets at December 31, 2015, compared to $41 million, or 9%, at December 31, 2014.

At December 31, 2015, the approximate carrying amount of our commercial nonperforming loans outstanding represented 66% of their original contractual amount, total nonperforming loans outstanding represented 79% of their contractual amount, and total nonperforming assets represented 79% of their original contractual amount. At the same date, OREO represented 72% of its original contractual amount.

At December 31, 2015, our 20 largest nonperforming loans totaled $97 million, representing 25% of total loans on nonperforming status from continuing operations, compared to $88 million, representing 21% in the prior year.

Figure 42 shows the composition of our exit loan portfolio at December 31, 2015, and 2014, the net loan charge-offs recorded on this portfolio, and the nonperforming status of those loans at these dates. The exit loan portfolio represented 3% of total loans and loans held for sale at December 31, 2015, compared to 4% at December 31, 2014. Additional information about loan sales is included in the “Loans and loans held for sale” section under “Loan sales.”

Figure 42. Exit Loan Portfolio from Continuing Operations

	Balance Outstanding		Change 12-31-15 vs. 12-31-14	Net Loan Charge-offs		Balance on Nonperforming Status
in millions	12-31-15	12-31-14		12-31-15 (b)	12-31-14 (b)	12-31-15	12-31-14
Residential properties — homebuilder	$6	$10	$(4)	$1	—	$8	$9
Marine and RV floor plan	1	7	(6)	—	—	—	5
Commercial lease financing (a)	765	967	(202)	(2)	$(5)	1	1
Total commercial loans	772	984	(212)	(1)	(5)	9	15
Home equity — Other	208	267	(59)	2	4	8	10
Marine	583	779	(196)	9	14	6	15
RV and other consumer	41	54	(13)	—	—	—	1
Total consumer loans	832	1,100	(268)	11	18	14	26
Total exit loans in loan portfolio	$1,604	$2,084	$(480)	$10	$13	$23	$41

Discontinued operations — education lending business (not included in exit loans above)	$1,828	$2,295	$(467)	$22	$31	$7	$11

(a)	Includes (1) the business aviation, commercial vehicle, office products, construction and industrial leases; (2) Canadian lease financing portfolios; (3) European lease financing portfolios; and (4) all remaining balances related to lease in, lease out; sale in, lease out; service contract leases; and qualified technological equipment leases.

(b)	Credit amounts indicate recoveries exceeded charge-offs.

Figure 43 shows the types of activity that caused the change in our nonperforming loans during each of the last four quarters and the years ended December 31, 2015, and December 31, 2014.

Figure 43. Summary of Changes in Nonperforming Loans from Continuing Operations

		2015 Quarters
in millions	2015	Fourth	Third	Second	First	2014
Balance at beginning of period	$418	$400	$419	$437	$418	$508
Loans placed on nonaccrual status	377	81	81	92	123	389
Charge-offs	(203)	(51)	(53)	(52)	(47)	(211)
Loans sold	(2)	—	(2)	—	—	(26)
Payments	(71)	(21)	(16)	(25)	(9)	(68)
Transfers to OREO	(20)	(4)	(4)	(5)	(7)	(20)
Transfers to other nonperforming assets	(1)	(1)	—	—	—	—
Loans returned to accrual status	(111)	(17)	(25)	(28)	(41)	(154)
Balance at end of period (a)	$387	$387	$400	$419	$437	$418

(a)	Loan balances exclude $11 million and $13 million of PCI loans at December 31, 2015, and December 31, 2014, respectively.

Figure 44 shows the factors that contributed to the change in our OREO during 2015 and 2014.

Figure 44. Summary of Changes in Other Real Estate Owned, Net of Allowance, from Continuing Operations

		2015 Quarters
in millions	2015	Fourth	Third	Second	First	2014
Balance at beginning of period	$18	$17	$20	$20	$18	$15
Properties acquired — nonperforming loans	20	4	4	5	7	20
Valuation adjustments	(6)	(2)	(2)	(1)	(1)	(5)
Properties sold	(18)	(5)	(5)	(4)	(4)	(12)
Balance at end of period	$14	$14	$17	$20	$20	$18

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

The Operational Risk Management Program provides the framework for the structure, governance, roles, and responsibilities, as well as the content, to manage operational risk for Key. The Compliance Risk Committee serves the same function in managing compliance risk for Key. Primary responsibility for managing and monitoring internal control mechanisms lies with the managers of our various lines of business. The Operational Risk Committee and Compliance Risk Committee are senior management committees that oversee our level of operational and compliance risk and direct and support our operational and compliance infrastructure and related activities. These committees and the Operational Risk Management and Compliance functions are an integral part of our ERM Program. Our Risk Review function regularly assesses the overall effectiveness of our Operational Risk Management and Compliance Programs and our system of internal controls. Risk Review reports the results of reviews on internal controls and systems to senior management and the Risk and Audit Committees and independently supports the Risk Committee’s oversight of these controls.

Cybersecurity

We maintain comprehensive Cyber Incident Response Plans, and we devote significant time and resources to maintaining and regularly updating our technology systems and processes to protect the security of our computer systems, software, networks, and other technology assets against attempts by third parties to obtain unauthorized access to confidential information, destroy data, disrupt or degrade service, sabotage systems, or cause other damage. We and many other U.S. financial institutions have experienced distributed denial-of-service attacks from technologically sophisticated third parties. These attacks are intended to disrupt or disable consumer online banking services and prevent banking transactions. We also periodically experience other attempts to breach the security of our systems and data. These cyberattacks have not, to date, resulted in any material disruption of our operations or material harm to our customers, and have not had a material adverse effect on our results of operations.

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

Fourth Quarter Results

Figure 45 shows our financial performance for each of the past eight quarters. Highlights of our results for the fourth quarter of 2015 are summarized below.

Earnings

Our fourth quarter net income from continuing operations attributable to Key common shareholders was $224 million, or $.27 per common share, compared to $246 million, or $.28 per common share, for the fourth quarter of 2014.

On an annualized basis, our return on average total assets from continuing operations for the fourth quarter of 2015 was .97%, compared to 1.12% for the fourth quarter of 2014. The annualized return on average common equity from continuing operations was 8.51% for the fourth quarter of 2015, compared to 9.50% for the year-ago quarter.

Net interest income

Our taxable-equivalent net interest income was $610 million for the fourth quarter of 2015, and the net interest margin was 2.87%. These results compare to taxable-equivalent net interest income of $588 million and a net interest margin of 2.94% for the fourth quarter of 2014. The $22 million increase in net interest margin reflects higher earning asset balances, partially offset by lower earning asset yields, which also drove the decline in net interest margin.

Noninterest income

Our noninterest income was $485 million for the fourth quarter of 2015, compared to $490 million for the year-ago quarter. The slight decrease from the prior year was predominantly attributable to a decline in net gains from principal investing of $18 million and $7 million of lower trust and investment services income reflecting market variability. These decreases were partially offset by a $12 million increase in other income and growth in some of our other core fee-based businesses, including $4 million of higher cards and payments income due to higher credit card and merchant fees due to increased volume and a $4 million increase in mortgage servicing fees.

Noninterest expense

Our noninterest expense was $736 million for the fourth quarter of 2015. During the quarter, we incurred merger-related costs of $6 million, a pension settlement charge of $4 million, and costs associated with continuous improvement and efficiency efforts of $10 million. These costs impacted both personnel and nonpersonnel expense.

Compared to $704 million for the fourth quarter of last year, the increase in noninterest expense was primarily attributable to a $20 million increase in personnel expense related to investments made across the business, along with an increase in employee benefits expense. Nonpersonnel expense increased $12 million, most notably from higher business services and professional fees, partially due to merger-related costs.

Provision for credit losses

Our provision for credit losses was $45 million for the fourth quarter of 2015, compared to $22 million for the fourth quarter of 2014. Our ALLL was $796 million, or 1.33% of total period-end loans, at December 31, 2015, compared to $794 million, or 1.38%, at December 31, 2014.

Net loan charge-offs for the fourth quarter of 2015 totaled $37 million, or .25% of average loans, compared to $32 million, or .22%, for the same period last year.

Income taxes

For the fourth quarter of 2015, we recorded a tax provision from continuing operations of $73 million, compared to a tax provision of $94 million for the fourth quarter of 2014. The effective tax rate for the fourth quarter of 2015 was 23.9%, compared to 27.2% for the same quarter one year ago, due to additional federal tax credit refunds filed for prior years.

Figure 45. Selected Quarterly Financial Data

	2015 Quarters				2014 Quarters
dollars in millions, except per share amounts	Fourth	Third	Second	First	Fourth	Third	Second	First
FOR THE PERIOD
Interest income	$673	$661	$652	$636	$646	$639	$639	$630
Interest expense	71	70	68	65	64	64	66	67
Net interest income	602	591	584	571	582	575	573	563
Provision for credit losses	45	45	41	35	22	19	12	4
Noninterest income	485	470	488	437	490	417	455	435
Noninterest expense	736	724	711	669	704	706	687	664
Income (loss) from continuing operations before income taxes	306	292	320	304	346	267	329	330
Income (loss) from continuing operations attributable to Key	230	222	235	228	251	203	247	238
Income (loss) from discontinued operations, net of taxes (a)	(4)	(3)	3	5	2	(17)	(28)	4
Net income (loss) attributable to Key	226	219	238	233	253	186	219	242
Income (loss) from continuing operations attributable to Key common shareholders	224	216	230	222	246	197	242	232
Income (loss) from discontinued operations, net of taxes (a)	(4)	(3)	3	5	2	(17)	(28)	4
Net income (loss) attributable to Key common shareholders	220	213	233	227	248	180	214	236
PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.27	$.26	$.27	$.26	$.29	$.23	$.28	$.26
Income (loss) from discontinued operations, net of taxes (a)	(.01)	—	—	.01	—	(.02)	(.03)	—
Net income (loss) attributable to Key common shareholders (b)	.27	.26	.28	.27	.29	.21	.24	.27
Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$.27	$.26	$.27	$.26	$.28	$.23	$.27	$.26
Income (loss) from discontinued operations, net of taxes — assuming dilution (a)	(.01)	—	—	.01	—	(.02)	(.03)	—
Net income (loss) attributable to Key common shareholders — assuming dilution (b)	.26	.25	.27	.26	.28	.21	.24	.26
Cash dividends paid	.075	.075	.075	.065	.065	.065	.065	.055
Book value at period end	12.51	12.47	12.21	12.12	11.91	11.74	11.65	11.43
Tangible book value at period end	11.22	11.17	10.92	10.84	10.65	10.47	10.50	10.28
Market price:
High	14.01	15.46	15.70	14.74	14.18	14.62	14.59	14.70
Low	12.37	12.65	13.90	12.04	11.55	12.97	12.90	12.25
Close	13.19	13.01	15.02	14.16	13.90	13.33	14.33	14.24
Weighted-average common shares outstanding (000)	828,206	831,430	839,454	848,580	858,811	867,350	875,298	884,727
Weighted-average common shares and potential common shares outstanding (000) (c)	835,939	838,880	846,312	857,122	886,186	874,122	902,137	891,890
AT PERIOD END
Loans	$59,876	$60,085	$58,264	$57,953	$57,381	$56,155	$55,600	$55,445
Earning assets	83,780	83,779	82,964	82,624	82,269	78,130	78,457	77,692
Total assets	95,133	95,422	94,606	94,206	93,821	89,784	91,798	90,802
Deposits	71,046	71,073	70,669	71,622	71,998	68,456	67,799	67,266
Long-term debt	10,186	10,310	10,267	8,713	7,875	7,172	8,213	7,712
Key common shareholders’ equity	10,456	10,415	10,300	10,313	10,239	10,195	10,213	10,112
Key shareholders’ equity	10,746	10,705	10,590	10,603	10,530	10,486	10,504	10,403
PERFORMANCE RATIOS — FROM CONTINUING OPERATIONS
Return on average total assets	.97%	.95%	1.03%	1.03%	1.12%	.92%	1.14%	1.13	%
Return on average common equity	8.51	8.30	8.96	8.76	9.50	7.68	9.55	9.33
Return on average tangible common equity (d)	9.50	9.27	10.01	9.80	10.64	8.55	10.60	10.38
Net interest margin (TE)	2.87	2.87	2.88	2.91	2.94	2.96	2.98	3.00
Cash efficiency ratio (d)	66.4	66.9	65.1	65.1	64.4	69.7	65.6	65.1
PERFORMANCE RATIOS — FROM CONSOLIDATED OPERATIONS
Return on average total assets	.93%	.92%	1.02%	1.03%	1.10%	.81%	.96%	1.09	%
Return on average common equity	8.36	8.19	9.07	8.96	9.58	7.01	8.44	9.50
Return on average tangible common equity (d)	9.33	9.14	10.14	10.02	10.72	7.81	9.37	10.56
Net interest margin (TE)	2.84	2.84	2.85	2.88	2.93	2.94	2.94	2.95
Loan to deposit (e)	87.8	89.3	87.3	86.9	84.6	87.4	87.1	87.5
CAPITAL RATIOS AT PERIOD END
Key shareholders’ equity to assets	11.30%	11.22%	11.19%	11.26%	11.22%	11.68%	11.44%	11.46	%
Key common shareholders’ equity to assets	10.99	10.91	10.89	10.95	10.91	11.36	11.13	11.14
Tangible common equity to tangible assets (d)	9.98	9.90	9.86	9.92	9.88	10.26	10.15	10.14
Common Equity tier 1 (d)	10.94	10.47	10.71	10.64	N/A	N/A	N/A	N/A
Tier 1 common equity (d)	N/A	N/A	N/A	N/A	11.17	11.26	11.25	11.27
Tier 1 risk-based capital	11.35	10.87	11.11	11.04	11.90	12.01	11.99	12.01
Total risk-based capital	12.97	12.47	12.66	12.79	13.89	14.10	14.14	14.23
Leverage	10.72	10.68	10.74	10.91	11.26	11.15	11.24	11.30
TRUST AND BROKERAGE ASSETS
Assets under management	$33,983	$35,158	$38,399	$39,281	$39,157	$39,283	$39,669	$38,893
Nonmanaged and brokerage assets	47,681	46,796	48,789	49,508	49,147	48,273	48,728	47,396
OTHER DATA
Average full-time-equivalent employees	13,359	13,555	13,455	13,591	13,590	13,905	13,867	14,055
Branches	966	972	989	992	994	997	1,009	1,027

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

(b)	EPS may not foot due to rounding.

(c)	Assumes conversion of common share options and other stock awards and/or convertible preferred stock, as applicable.

(d)	See Figure 46 entitled “Selected Quarterly GAAP to Non-GAAP Reconciliations,” which presents the computations of certain financial measures related to “tangible common equity,” “Common Equity Tier 1” (compliance date of January 1, 2015, under the Regulatory Capital Rules), “Tier 1 common equity” (prior to January 1, 2015), and “cash efficiency.” The table reconciles the GAAP performance measures to the corresponding non-GAAP measures, which provides a basis for period-to-period comparisons.

(e)	Represents period-end consolidated total loans and loans held for sale (excluding education loans in securitizations trusts for periods prior to September 30, 2014) divided by period-end consolidated total deposits (excluding deposits in foreign office).

Figure 46. Selected Quarterly GAAP to Non-GAAP Reconciliations

		Three months ended
dollars in millions		12-31-15		9-30-15		6-30-15		3-31-15		12-31-14		9-30-14		6-30-14		3-31-14
Tangible common equity to tangible assets at period end
Key shareholders’ equity (GAAP)		$10,746		$10,705		$10,590		$10,603		$10,530		$10,486		$10,504		$10,403
Less:	Intangible assets (a)	1,080		1,084		1,085		1,088		1,090		1,105		1,008		1,012
	Series A Preferred Stock (b)	281		281		281		281		282		282		282		282

	Tangible common equity (non-GAAP)	$9,385		$9,340		$9,224		$9,234		$9,158		$9,099		$9,214		$9,109

Total assets (GAAP)		$95,133		$95,422		$94,606		$94,206		$93,821		$89,784		$91,798		$90,802
Less:	Intangible assets (a)	1,080		1,084		1,085		1,088		1,090		1,105		1,008		1,012

	Tangible assets (non-GAAP)	$94,053		$94,338		$93,521		$93,118		$92,731		$88,679		$90,790		$89,790

Tangible common equity to tangible assets ratio (non-GAAP)		9.98	%	9.90	%	9.86	%	9.92	%	9.88%		10.26	%	10.15	%	10.14	%

Common Equity Tier 1 at period end
Key shareholders’ equity (GAAP)		$10,746		$10,705		$10,590		$10,603		—		—		—		—
Less:	Series A Preferred Stock (b)	281		281		281		281		—		—		—		—

	Common Equity Tier 1 capital before adjustments and deductions	10,465		10,424		10,309		10,322		—		—		—		—
Less:	Goodwill, net of deferred taxes	1,034		1,036		1,034		1,036		—		—		—		—
	Intangible assets, net of deferred taxes	26		29		33		36		—		—		—		—
	Deferred tax assets	1		1		1		1		—		—		—		—
	Net unrealized gains (losses) on available-for-sale securities, net of deferred taxes	(58)		54		—		52		—		—		—		—
	Accumulated gains (losses) on cash flow hedges, net of deferred taxes	(20)		21		(20)		(8)		—		—		—		—
	Amounts in AOCI attributed to pension and postretirement benefit costs, net of deferred taxes	(365)		(385)		(361)		(364)		—		—		—		—

	Total Common Equity Tier 1 capital	$9,847		$9,668		$9622		$9569		—		—		—		—

Net risk-weighted assets (regulatory)		$89,980		$92,307		$89,851		$89,967		—		—		—		—

Common Equity Tier 1 ratio (non-GAAP)		10.94	%	10.47	%	10.71	%	10.64	%	—		—		—		—

Tier 1 common equity at period end
Key shareholders’ equity (GAAP)		—		—		—		—		$10,530		$10,486		$10,504		$10,403
Qualifying capital securities		—		—		—		—		339		340		339		339
Less:	Goodwill	—		—		—		—		1,057		1,051		979		979
	Accumulated other comprehensive income (loss) (c)	—		—		—		—		(395)		(366)		(328)		(367)
	Other assets (d)	—		—		—		—		83		110		86		84

	Total Tier 1 capital (regulatory)	—		—		—		—		10,124		10,031		10,106		10,046
Less:	Qualifying capital securities	—		—		—		—		339		340		339		339
	Series A Preferred Stock (b)	—		—		—		—		282		282		282		282

	Total Tier 1 common equity (non-GAAP)	—		—		—		—		$9,503		$9,409		$9,485		$9,425

Net risk-weighted assets (regulatory)		—		—		—		—		$85,100		$83,547		$84,287		$83,637

Tier 1 common equity ratio (non-GAAP)		—		—		—		—		11.17	%	11.26	%	11.25	%	11.27	%

Average tangible common equity
Average Key shareholders’ equity (GAAP)		$10,731		$10,614		$10,590		$10,570		$10,562		$10,473		$10,459		$10,371
Less:	Intangible assets (average) (e)	1,082		1,083		1,086		1,089		1,096		1,037		1,010		1,013
	Series A Preferred Stock (average)	290		290		290		290		291		291		291		291

	Average tangible common equity (non-GAAP)	$9,359		$9,241		$9,214		$9,191		$9,175		$9,145		$9,158		$9,067

Return on average tangible common equity from continuing operations
Net income (loss) from continuing operations attributable to Key common shareholders (GAAP)		$224		$216		$230		$222		$246		$197		$242		$232
Average tangible common equity (non-GAAP)		9,359		9,241		9,214		9,191		9,175		9,145		9,158		9,067

Return on average tangible common equity from continuing operations (non-GAAP)		9.50%		9.27	%	10.01	%	9.80	%	10.64	%	8.55	%	10.60	%	10.38	%

Return on average tangible common equity consolidated
Net income (loss) attributable to Key common shareholders (GAAP)		$220		$213		$233		$227		$248		$180		$214		$236
Average tangible common equity (non-GAAP)		9,359		9,241		9,214		9,191		9,175		9,145		9,158		9,067

Return on average tangible common equity consolidated (non-GAAP)		9.33%		9.14	%	10.14	%	10.02	%	10.72	%	7.81	%	9.37	%	10.56	%

Cash efficiency ratio
Noninterest expense (GAAP)		$736		$724		$711		$669		$704		$706		$687		$664
Less:	Intangible asset amortization (GAAP)	9		9		9		9		10		10		9		10

	Adjusted noninterest expense (non-GAAP)	$727		$715		$702		$660		$694		$696		$678		$654

Net interest income (GAAP)		$602		$591		$584		$571		$582		$575		$573		$563
Plus:	Taxable-equivalent adjustment	8		7		7		6		6		6		6		6
	Noninterest income (GAAP)	485		470		488		437		490		417		455		435

	Total taxable-equivalent revenue (non-GAAP)	$1,095		$1,068		$1,079		$1,014		$1,078		$998		$1,034		$1,004

Cash efficiency ratio (non-GAAP)		66.4%		66.9	%	65.1	%	65.1	%	64.4	%	69.7	%	65.6	%	65.1	%

(a)	For the three months ended December 31, 2015, September 30, 2015, June 30, 2015, and March 31, 2015, intangible assets exclude $45 million, $50 million, $55 million, and $61 million, respectively, of period-end purchased credit card receivables. For the three months ended December 31, 2014, September 30, 2014, June 30, 2014, and March 31, 2014, intangible assets exclude $68 million, $72 million, $79 million, and $84 million, respectively, of period-end purchased credit card receivables.

(b)	Net of capital surplus.

(c)	Includes net unrealized gains or losses on securities available for sale (except for net unrealized losses on marketable equity securities), net gains or losses on cash flow hedges, and amounts resulting from the application of the applicable accounting guidance for defined benefit and other postretirement plans.

(d)	Other assets deducted from Tier 1 capital and net risk-weighted assets consist of disallowed intangible assets (excluding goodwill) and deductible portions of nonfinancial equity investments. There were no disallowed deferred tax assets at any quarter-end during 2014.

(e)	For the three months ended December 31, 2015, September 30, 2015, June 30, 2015, and March 31, 2015, average intangible assets exclude $47 million, $52 million, $58 million, and $64 million, respectively, of average purchased credit card receivables. For the three months ended December 31, 2014, September 30, 2014, June 30, 2014, and March 31, 2014, average intangible assets exclude $69 million, $76 million, $82 million, and $89 million, respectively, of average purchased credit card receivables.

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

Even minor changes in the level of estimated losses can significantly affect management’s determination of the appropriate allowance because those changes must be applied across a large portfolio. To illustrate, an increase in estimated losses equal to one-tenth of one percent of our consumer loan portfolio as of December 31, 2015, would indicate the need for a $16 million increase in the allowance. The same increase in estimated losses for the commercial loan portfolio would result in a $44 million increase in the allowance. Such adjustments to the ALLL can materially affect financial results. Following the above examples, a $16 million increase in the consumer loan portfolio allowance would have reduced our earnings on an after-tax basis by approximately $10 million, or $.01 per common share; a $44 million increase in the commercial loan portfolio allowance would have reduced earnings on an after-tax basis by approximately $28 million, or $.03 per common share.

As we make decisions regarding the allowance, we benefit from a lengthy organizational history and experience with credit evaluations and related outcomes. Nonetheless, if our underlying assumptions later prove to be inaccurate, the ALLL would likely need to be adjusted, possibly having an adverse effect on our results of operations.

In the third quarter of 2015, we enhanced the approach used to determine the commercial reserve factors used in estimating the commercial ALLL, which had the effect of capturing certain elements in the commercial quantitative reserve component that had formerly been included in the commercial qualitative component. Under the enhanced methodology, we began utilizing more refined commercial estimated loss rates that represent cumulative losses over the estimated average time period from the onset of credit deterioration loss to the initial loss recorded for an individual loan. In addition, we began utilizing an enhanced framework to quantify commercial ALLL adjustments resulting from qualitative factors that may not be fully captured within the statistical analysis of incurred loss. The enhanced framework utilizes the nine qualitative factors recommended within the OCC’s Interagency Policy Statement on the Allowance for Loan and Lease Losses (issued 12/13/2006) to quantify the commercial qualitative component. The impact of these changes was largely neutral to the total ALLL. However, because the quantitative reserve is allocated to the business segments at a loan level, while the qualitative portion is allocated at the portfolio level, the impact of the methodology enhancements on the allowance for each business segment and each portfolio caused the business segment and commercial portfolio reserves to increase or decrease accordingly. The impact of the increases and decreases on the business segment and commercial portfolio reserves was not significant.

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

At December 31, 2015, $15.9 billion, or 17%, of our total assets were measured at fair value on a recurring basis. Substantially all of these assets were classified as Level 1 or Level 2 within the fair value hierarchy. At December 31, 2015, $1.2 billion, or 1%, of our total liabilities were measured at fair value on a recurring basis. Substantially all of these liabilities were classified as Level 1 or Level 2.

At December 31, 2015, $7 million, or less than 1%, of our total assets were measured at fair value on a nonrecurring basis. All of these assets were classified as Level 3. At December 31, 2015, there were no liabilities measured at fair value on a nonrecurring basis.

A discussion of the valuation methodology applied to our loans held for sale is included in Note 1 under the heading “Loans Held for Sale.”

Our principal investments include direct and indirect investments, predominantly in privately-held companies. The fair values of these investments are determined by considering a number of factors, including the target company’s financial condition and results of operations, values of public companies in comparable businesses, market liquidity, and the nature and duration of resale restrictions. The fair value of principal investments was $304 million at December 31, 2015. A 10% positive or negative variance in that fair value would have increased or decreased our 2015 earnings by approximately $30 million ($19 million after tax, or $.02 per common share).

The valuation and testing methodologies used in our analysis of goodwill impairment are summarized in Note 1 under the heading “Goodwill and Other Intangible Assets.” Accounting guidance permits an entity to first assess qualitative factors to determine whether additional goodwill impairment testing is required. We did not choose to utilize this qualitative assessment in our annual goodwill impairment testing in the fourth quarter of 2015. Therefore, the first step in testing for impairment is to determine the fair value of each reporting unit. Our reporting units for purposes of this testing are our two major business segments: Key Community Bank and Key Corporate Bank. Fair values are estimated using comparable external market data (market approach) and discounted cash flow modeling that incorporates an appropriate risk premium and earnings forecast information (income approach). We believe the estimates and assumptions used in the goodwill impairment analysis for our reporting units are reasonable. However, if actual results and market conditions differ from the assumptions or estimates used, the fair value of each reporting unit could change in the future.

The second step of impairment testing is necessary only if the carrying amount of either reporting unit exceeds its fair value, suggesting goodwill impairment. In such a case, we would estimate a hypothetical purchase price for the reporting unit (representing the unit’s fair value) and then compare that hypothetical purchase price with the fair value of the unit’s net assets (excluding goodwill). Any excess of the estimated purchase price over the fair value of the reporting unit’s net assets represents the implied fair value of goodwill. An impairment loss would be recognized as a charge to earnings if the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill. We continue to monitor the impairment indicators for goodwill and other intangible assets, and to evaluate the carrying amount of these assets quarterly. The acquisition of Pacific Crest Securities during the third quarter of 2014 resulted in a $78 million increase in the goodwill recorded in the Key Corporate Bank unit. Approximately $72 million of the goodwill was allocated to KBCM in the second quarter of 2015, when Pacific Crest Securities was fully merged into KBCM. During the third quarter of 2015, goodwill increased $3 million to account for a tax item associated with the business combination. Additional information is provided in Note 10 (“Goodwill and Other Intangible Assets”).

The primary assumptions used in determining our pension and other postretirement benefit obligations and related expenses, including sensitivity analysis of these assumptions, are presented in Note 16 (“Employee Benefits”).

When potential asset impairment is identified, we must exercise judgment to determine the nature of the potential impairment (i.e., temporary or other-than-temporary) to apply the appropriate accounting treatment. For example, unrealized losses on securities available for sale that are deemed temporary are recorded in shareholders’ equity; those deemed “other-than-temporary” are recorded in either earnings or shareholders’ equity based on certain factors. Additional information regarding temporary and other-than-temporary impairment on securities available for sale at December 31, 2015, is provided in Note 7 (“Securities”).

Derivatives and hedging

We primarily use interest rate swaps to hedge interest rate risk for asset and liability management purposes. These derivative instruments modify the interest rate characteristics of specified on-balance sheet assets and liabilities. Our accounting policies related to derivatives reflect the current accounting guidance, which provides that all derivatives should be recognized as either assets or liabilities on the balance sheet at fair value, after taking into account the effects of master netting agreements. Accounting for changes in the fair value (i.e., gains or losses) of a particular derivative depends on whether the derivative has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship.

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

Contingent liabilities, guarantees and income taxes

Note 20 (“Commitments, Contingent Liabilities and Guarantees”) summarizes contingent liabilities arising from litigation and contingent liabilities arising from guarantees in various agreements with third parties under which we are a guarantor, and the potential effects of these items on the results of our operations. We record a liability for the fair value of the obligation to stand ready to perform over the term of a guarantee, but there is a risk that our actual future payments in the event of a default by the guaranteed party could exceed the recorded amount. See Note 20 for a comparison of the liability recorded and the maximum potential undiscounted future payments for the various types of guarantees that we had outstanding at December 31, 2015.

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

During 2015, we did not significantly alter the manner in which we applied our critical accounting policies or developed related assumptions and estimates except for the ALLL enhanced methodology discussed above.

European Sovereign and Non-Sovereign Debt Exposures

Our total European sovereign and non-sovereign debt exposure is presented in Figure 47.

Figure 47. European Sovereign and Non-Sovereign Debt Exposures

December 31, 2015 in millions	Short- and Long- Term Commercial Total (a)	Foreign Exchange and Derivatives with Collateral (b)	Net Exposure
France:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	$1	$1
Non-sovereign non-financial institutions	$17	—	17
Total	17	1	18
Germany:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	187	—	187
Total	187	—	187
Greece:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	—	—	—
Total	—	—	—
Iceland:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	—	—	—
Total	—	—	—
Ireland:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	1	—	1
Total	1	—	1
Italy:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	34	—	34
Total	34	—	34
Netherlands:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	12	—	12
Total	12	—	12
Portugal:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	—	—	—
Total	—	—	—
Spain:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	20	—	20
Total	20	—	20
Switzerland:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	(2)	(2)
Non-sovereign non-financial institutions	63	—	63
Total	63	(2)	61
United Kingdom:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	58	58
Non-sovereign non-financial institutions	83	—	83
Total	83	58	141
Other Europe: (c)
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	70	—	70
Total	70	—	70
Total Europe:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	57	57
Non-sovereign non-financial institutions	487	—	487
Total	$487	$57	$544

(a)	Represents our outstanding leases.

(b)	Represents contracts to hedge our balance sheet asset and liability needs, and to accommodate our clients’ trading and/or hedging needs. Our derivative mark-to-market exposures are calculated and reported on a daily basis. These exposures are largely covered by cash or highly marketable securities collateral with daily collateral calls.

(c)	Other Europe consists of the following countries: Austria, Belarus, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Finland, Hungary, Lithuania, Luxembourg, Malta, Norway, Poland, Romania, Russia, Slovakia, Slovenia, Sweden, and Ukraine. 100% of our exposure in Other Europe is in Belgium, Finland, and Sweden.

Our credit risk exposure is largely concentrated in developed countries with emerging market exposure essentially limited to commercial facilities; these exposures are actively monitored by management. We do not have at-risk exposures in the rest of the world.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information included under the caption “Risk Management — Market risk management” in the MD&A beginning on page 79 is incorporated herein by reference.

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

Management’s Assessment of Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over our financial reporting. We have assessed the effectiveness of our internal control and procedures over financial reporting using criteria described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that assessment, we believe we maintained an effective system of internal control over financial reporting as of December 31, 2015. Our independent registered public accounting firm has issued an attestation report, dated February 24, 2016, on our internal control over financial reporting, which is included in this annual report.

Beth E. Mooney

Chairman, Chief Executive Officer and President

Donald R. Kimble

Chief Financial Officer

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

on Internal Control over Financial Reporting

The Board of Directors and Shareholders of KeyCorp

We have audited KeyCorp’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). KeyCorp’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on KeyCorp’s internal control over financial reporting based on our audit.

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

In our opinion, KeyCorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of KeyCorp as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 24, 2016 expressed an unqualified opinion thereon.

Cleveland, Ohio February 24, 2016

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of KeyCorp

We have audited the accompanying consolidated balance sheets of KeyCorp as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of KeyCorp’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KeyCorp at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), KeyCorp’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2016 expressed an unqualified opinion thereon.

Cleveland, Ohio February 24, 2016

Consolidated Balance Sheets

December 31,
in millions, except per share data	2015	2014

ASSETS
Cash and due from banks	$607	$653
Short-term investments	2,707	4,269
Trading account assets	788	750
Securities available for sale	14,218	13,360
Held-to-maturity securities (fair value: $4,848 and $4,974)	4,897	5,015
Other investments	655	760
Loans, net of unearned income of $646 and $682	59,876	57,381
Less: Allowance for loan and lease losses	796	794

Net loans	59,080	56,587
Loans held for sale	639	734
Premises and equipment	779	841
Operating lease assets	340	330
Goodwill	1,060	1,057
Other intangible assets	65	101
Corporate-owned life insurance	3,541	3,479
Derivative assets	619	609
Accrued income and other assets	3,292	2,952
Discontinued assets (including $4 and $191 of portfolio loans at fair value, see Note 13)	1,846	2,324

Total assets	$95,133	$93,821

LIABILITIES
Deposits in domestic offices:
NOW and money market deposit accounts	$37,089	$34,536
Savings deposits	2,341	2,371
Certificates of deposit ($100,000 or more)	2,392	2,040
Other time deposits	3,127	3,259

Total interest-bearing deposits	44,949	42,206
Noninterest-bearing deposits	26,097	29,228
Deposits in foreign office — interest-bearing	—	564

Total deposits	71,046	71,998
Federal funds purchased and securities sold under repurchase agreements	372	575
Bank notes and other short-term borrowings	533	423
Derivative liabilities	632	784
Accrued expense and other liabilities	1,605	1,621
Long-term debt	10,186	7,875
Discontinued liabilities	—	3

Total liabilities	84,374	83,279

EQUITY
Preferred stock, $1 par value, authorized 25,000,000 shares:
7.75% Noncumulative Perpetual Convertible Preferred Stock, Series A, $100 liquidation preference; authorized 7,475,000 shares; issued 2,900,234 and 2,904,839 shares	290	291
Common shares, $1 par value; authorized 1,400,000,000 shares; issued 1,016,969,905 and 1,016,969,905 shares	1,017	1,017
Capital surplus	3,922	3,986
Retained earnings	8,922	8,273
Treasury stock, at cost (181,218,648 and 157,566,493 shares)	(3,000)	(2,681)
Accumulated other comprehensive income (loss)	(405)	(356)

Key shareholders’ equity	10,746	10,530
Noncontrolling interests	13	12

Total equity	10,759	10,542

Total liabilities and equity	$95,133	$93,821

See	Notes to Consolidated Financial Statements.

Consolidated Statements of Income

Year ended December 31,
dollars in millions, except per share amounts	2015	2014	2013

INTEREST INCOME
Loans	$2,149	$2,110	$2,151
Loans held for sale	37	21	20
Securities available for sale	293	277	311
Held-to-maturity securities	96	93	82
Trading account assets	21	25	21
Short-term investments	8	6	6
Other investments	18	22	29

Total interest income	2,622	2,554	2,620

INTEREST EXPENSE
Deposits	105	117	158
Federal funds purchased and securities sold under repurchase agreements	—	2	2
Bank notes and other short-term borrowings	9	9	8
Long-term debt	160	133	127

Total interest expense	274	261	295

NET INTEREST INCOME	2,348	2,293	2,325
Provision for credit losses	166	57	138

Net interest income after provision for credit losses	2,182	2,236	2,187

NONINTEREST INCOME
Trust and investment services income	433	403	393
Investment banking and debt placement fees	445	397	333
Service charges on deposit accounts	256	261	281
Operating lease income and other leasing gains	73	96	117
Corporate services income	198	178	172
Cards and payments income	183	166	162
Corporate-owned life insurance income	127	118	120
Consumer mortgage income	12	10	19
Mortgage servicing fees	48	46	58
Net gains (losses) from principal investing	51	78	52
Other income (a)	54	44	59

Total noninterest income	1,880	1,797	1,766

NONINTEREST EXPENSE
Personnel	1,652	1,591	1,609
Net occupancy	255	261	275
Computer processing	164	158	156
Business services and professional fees	159	156	151
Equipment	88	96	104
Operating lease expense	47	42	47
Marketing	57	49	51
FDIC assessment	32	30	30
Intangible asset amortization	36	39	44
OREO expense, net	6	5	7
Other expense	344	334	338

Total noninterest expense	2,840	2,761	2,812

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,222	1,272	1,141
Income taxes	303	326	271

INCOME (LOSS) FROM CONTINUING OPERATIONS	919	946	870
Income (loss) from discontinued operations, net of taxes of $1, ($23) and $26 (see Note 13)	1	(39)	40

NET INCOME (LOSS)	920	907	910
Less: Net income (loss) attributable to noncontrolling interests	4	7	—

NET INCOME (LOSS) ATTRIBUTABLE TO KEY	$916	$900	$910

Income (loss) from continuing operations attributable to Key common shareholders	$892	$917	$847
Net income (loss) attributable to Key common shareholders	893	878	887

Per common share:
Income (loss) from continuing operations attributable to Key common shareholders	$1.06	$1.05	$.93
Income (loss) from discontinued operations, net of taxes	—	(.04)	.04
Net income (loss) attributable to Key common shareholders (b)	1.06	1.01	.98

Per common share — assuming dilution:
Income (loss) from continuing operations attributable to Key common shareholders	$1.05	$1.04	$.93
Income (loss) from discontinued operations, net of taxes	—	(.04)	.04
Net income (loss) attributable to Key common shareholders (b)	1.05	.99	.97

Cash dividends declared per common share	$.29	$.25	$.215

Weighted-average common shares outstanding (000)	836,846	871,464	906,524
Effect of convertible preferred stock	—	—	—
Effect of common share options and other stock awards	7,643	6,735	6,047

Weighted-average common shares and potential common shares outstanding (000) (c)	844,489	878,199	912,571

(a)	Net securities gains (losses) totaled less than $1 million for the years ended December 31, 2015, and 2014, and $1 million for the year ended December 31, 2013. For 2015, 2014 and 2013, we did not have any impairment losses related to securities.

(b)	EPS may not foot due to rounding.

(c)	Assumes conversion of common share options and other stock awards and/or convertible preferred stock, as applicable.

See Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

Year ended December 31,
in millions	2015	2014	2013

Net income (loss)	$920	$907	$910
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale, net of income taxes of ($32), $35, and ($173)	(54)	59	(292)
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of $17, $2, and ($17)	28	3	(29)
Foreign currency translation adjustments, net of income taxes of ($14), ($8), and ($3)	(24)	(20)	(13)
Net pension and postretirement benefit costs, net of income taxes of ($2), ($27), and $63	1	(46)	106

Total other comprehensive income (loss), net of tax	(49)	(4)	(228)

Comprehensive income (loss)	871	903	682
Less: Comprehensive income attributable to noncontrolling interests	4	7	—

Comprehensive income (loss) attributable to Key	$867	$896	$682

See Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Equity

	Key Shareholders’ Equity
dollars in millions, except per share amounts	Preferred Shares Outstanding (000)	Common Shares Outstanding (000)	Preferred Stock	Common Shares	Capital Surplus	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests

BALANCE AT DECEMBER 31, 2012	2,905	925,769	$291	$1,017	$4,126	$6,913	$(1,952)	$(124)	$38
Net income (loss)						910			—
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale, net of income taxes of ($173)								(292)
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of ($17)								(29)
Foreign currency translation adjustments, net of income taxes of ($3)								(13)
Net pension and postretirement benefit costs, net of income taxes of $63								106
Cash dividends declared on common shares ($.215 per share)						(194)
Cash dividends declared on Noncumulative Series A Preferred Stock ($7.75 per share)						(23)
Common shares repurchased		(41,599)					(474)
Common shares reissued (returned) for stock options and other employee benefit plans		6,554			(104)		145
Net contribution from (distribution to) noncontrolling interests									(21)

BALANCE AT DECEMBER 31, 2013	2,905	890,724	$291	$1,017	$4,022	$7,606	$(2,281)	$(352)	$17
Net income (loss)						900			7
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale, net of income taxes of $35								59
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of $2								3
Foreign currency translation adjustments, net of income taxes of ($8)								(20)
Net pension and postretirement benefit costs, net of income taxes of ($27)								(46)
Deferred compensation					2
Cash dividends declared on common shares ($.25 per share)						(218)
Cash dividends declared on Noncumulative Series A Preferred Stock ($7.75 per share)						(22)
Common shares repurchased		(36,285)					(484)
Common shares reissued (returned) for stock options and other employee benefit plans		4,964			(38)		84
LIHTC guaranteed funds put						7
Net contribution from (distribution to) noncontrolling interests									(12)

BALANCE AT DECEMBER 31, 2014	2,905	859,403	$291	$1,017	$3,986	$8,273	$(2,681)	$(356)	$12
Net income (loss)						916			4
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale, net of income taxes of ($32)								(54)
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of $17								28
Foreign currency translation adjustments, net of income taxes of ($14)								(24)
Net pension and postretirement benefit costs, net of income taxes of ($2)								1
Deferred compensation					11
Cash dividends declared on common shares ($.29 per share)						(244)
Cash dividends declared on Noncumulative Series A Preferred Stock ($7.75 per share)						(23)
Common shares repurchased		(31,267)					(448)
Series A Preferred Stock exchanged for common shares	(5)	33	(1)				1
Common shares reissued (returned) for stock options and other employee benefit plans		7,582			(75)		128
Net contribution from (distribution to) noncontrolling interests									(3)

BALANCE AT DECEMBER 31, 2015	2,900	835,751	$290	$1,017	$3,922	$8,922	$(3,000)	$(405)	$13

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

Year ended December 31,
in millions	2015	2014	2013

OPERATING ACTIVITIES
Net income (loss)	$920	$907	$910
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for credit losses	166	57	138
Provision (credit) for losses on LIHTC guaranteed funds	—	(7)	4
Depreciation, amortization and accretion expense, net	247	246	221
Increase in cash surrender value of corporate-owned life insurance	(108)	(106)	(106)
Stock-based compensation expense	58	44	35
FDIC reimbursement (payments), net of FDIC expense	—	1	296
Deferred income taxes (benefit)	(76)	5	29
Proceeds from sales of loans held for sale	7,333	5,386	5,595
Originations of loans held for sale, net of repayments	(7,072)	(5,415)	(5,440)
Net losses (gains) from sale of loans held for sale	(103)	(97)	(115)
Net losses (gains) from principal investing	(51)	(78)	(52)
Net losses (gains) and writedown on OREO	4	3	6
Net losses (gains) on leased equipment	(6)	(35)	(43)
Net losses (gains) on sales of fixed assets	8	7	12
Net securities losses (gains)	—	—	(1)
Net decrease (increase) in trading account assets	(38)	(12)	(133)
Gain on sale of Victory	—	(10)	(146)
Loss on sale of residual interests and deconsolidation of securitization trusts	—	40	—
Other operating activities, net	(151)	384	337

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,131	1,320	1,547
INVESTING ACTIVITIES
Net decrease (increase) in short-term investments, excluding acquisitions	1,562	1,358	(1,650)
Purchases of securities available for sale	(4,090)	(3,797)	(5,222)
Proceeds from sales of securities available for sale	19	—	35
Proceeds from prepayments and maturities of securities available for sale	3,098	2,860	4,470
Proceeds from prepayments and maturities of held-to-maturity securities	1,102	850	847
Purchases of held-to-maturity securities	(988)	(1,109)	(1,672)
Purchases of other investments	(32)	(49)	(46)
Proceeds from sales of other investments	145	334	187
Proceeds from prepayments and maturities of other investments	8	4	6
Net decrease (increase) in loans, excluding acquisitions, sales and transfers	(2,951)	(3,296)	(2,026)
Proceeds from sales of portfolio loans	110	120	185
Proceeds from corporate-owned life insurance	46	35	31
Purchases of premises, equipment, and software	(75)	(97)	(100)
Proceeds from sales of premises and equipment	1	1	8
Proceeds from sales of OREO	22	17	23
Cash received (used) in acquisitions, net of cash acquired	—	(114)	601
Proceeds from sale of residual interests	—	57	—
Proceeds from sale of Victory	—	10	131

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(2,023)	(2,816)	(4,192)
FINANCING ACTIVITIES
Net increase (decrease) in deposits, excluding acquisitions	(952)	2,736	2,333
Net increase (decrease) in short-term borrowings	(93)	(879)	(18)
Net proceeds from issuance of long-term debt	3,756	1,727	2,573
Payments on long-term debt	(1,172)	(1,355)	(1,545)
Repurchase of common shares	(448)	(484)	(474)
Net proceeds from reissuance of common shares	22	27	26
Cash dividends paid	(267)	(240)	(217)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	846	1,532	2,678

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	(46)	36	33
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	653	617	584

CASH AND DUE FROM BANKS AT END OF YEAR	$607	$653	$617

Additional disclosures relative to cash flows:
Interest paid	$329	$298	$304
Income taxes paid (refunded)	281	131	185
Noncash items:
Reduction of secured borrowing and related collateral	$160	$152	—
Loans transferred to portfolio from held for sale	1	19	$9
Loans transferred to held for sale from portfolio	63	16	61
Loans transferred to other real estate owned	20	23	21
Assets acquired	—	41	41
Liabilities assumed	—	17	—
LIHTC guaranteed funds put	—	7	—

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

ATMs: Automated teller machines.

Austin: Austin Capital Management, Ltd.

BSA: Bank Secrecy Act.

BHCA: Bank Holding Company Act of 1956, as amended.

BHCs: Bank holding companies.

Board: KeyCorp Board of Directors.

CCAR: Comprehensive Capital Analysis and Review.

CFPB: Consumer Financial Protection Bureau.

CFTC: Commodities Futures Trading Commission.

CMBS: Commercial mortgage-backed securities.

CMO: Collateralized mortgage obligation.

Common shares: KeyCorp common shares, $1 par value.

DIF: Deposit Insurance Fund of the FDIC.

Dodd-Frank Act: Dodd-Frank Wall Street Reform and

Consumer Protection Act of 2010.

EBITDA: Earnings before interest, taxes, depreciation, and

amortization.

EPS: Earnings per share.

ERISA: Employee Retirement Income Security Act of 1974.

ERM: Enterprise risk management.

EVE: Economic value of equity.

FASB: Financial Accounting Standards Board.

FDIA: Federal Deposit Insurance Act, as amended.

FDIC: Federal Deposit Insurance Corporation.

Federal Reserve: Board of Governors of the Federal Reserve

System.

FHLB: Federal Home Loan Bank of Cincinnati.

FHLMC: Federal Home Loan Mortgage Corporation.

FINRA: Financial Industry Regulatory Authority.

First Niagara: First Niagara Financial Group, Inc. (NASDAQ: FNFG)

FNMA: Federal National Mortgage Association.

FSOC: Financial Stability Oversight Council.

FVA: Fair value of employee benefit plan assets.

GAAP: U.S. generally accepted accounting principles.

GNMA: Government National Mortgage Association.

IRS: Internal Revenue Service.

ISDA: International Swaps and Derivatives Association.

KAHC: Key Affordable Housing Corporation.

KBCM: KeyBanc Capital Markets, Inc.

KCDC: Key Community Development Corporation.

KEF: Key Equipment Finance.

KREEC: Key Real Estate Equity Capital, Inc.

LCR: Liquidity coverage ratio.

LIBOR: London Interbank Offered Rate.

LIHTC: Low-income housing tax credit.

Moody’s: Moody’s Investor Services, Inc.

MRM: Market Risk Management group.

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

VEBA: Voluntary Employee Beneficiary Association.

Victory: Victory Capital Management and/or

Victory Capital Advisors.

VIE: Variable interest entity.

Organization

We are one of the nation’s largest bank-based financial services companies, with consolidated total assets of $95.1 billion at December 31, 2015. We provide deposit, lending, cash management, and investment services to individuals and small and medium-sized businesses through our subsidiary, KeyBank. We also provide a broad range of sophisticated corporate and investment banking products, such as merger and acquisition advice, public and private debt and equity, syndications, and derivatives to middle market companies in selected industries throughout the United States through our subsidiary, KBCM. As of December 31, 2015, KeyBank operated 966 full-service retail banking branches and 1,256 ATMs in 12 states, as well as additional offices, online and mobile banking capabilities, and a telephone banking call center. Additional information pertaining to our two major business segments, Key Community Bank and Key Corporate Bank, is included in Note 23 (“Line of Business Results”).

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

Loans Held for Sale

Our loans held for sale at December 31, 2015, and December 31, 2014, are disclosed in Note 4 (“Loans and Loans Held for Sale”). These loans, which we originated and intend to sell, are carried at the lower of aggregate cost or fair value. Fair value is determined based on available market data for similar assets, expected cash flows, and appraisals of underlying collateral or the credit quality of the borrower. If a loan is transferred from the loan portfolio to the held-for-sale category, any write-down in the carrying amount of the loan at the date of transfer is recorded as a charge-off. Subsequent declines in fair value are recognized as a charge to noninterest income. When a loan is placed in the held-for-sale category, we stop amortizing the related deferred fees and costs. The remaining unamortized fees and costs are recognized as part of the cost basis of the loan at the time it is sold.

Nonperforming Loans

Nonperforming loans are loans for which we do not accrue interest income, and include commercial and consumer loans and leases, as well as current year TDRs and nonaccruing TDR loans from prior years. Nonperforming loans do not include loans held for sale or PCI loans.

We generally classify commercial loans as nonperforming and stop accruing interest (i.e., designate the loan “nonaccrual”) when the borrower’s principal or interest payment is 90 days past due unless the loan is well-secured and in the process of collection. Commercial loans are also placed on nonaccrual status when payment is not past due but we have serious doubts about the borrower’s ability to comply with existing repayment terms. Once a loan is designated nonaccrual (and as a result assessed for impairment), the interest accrued but not collected generally is charged against the ALLL, and payments subsequently received generally are applied to principal. However, if we believe that all principal and interest on a commercial nonaccrual loan ultimately are collectible, interest income may be recognized as received. Commercial loans generally are charged off in full or charged down to the fair value of the underlying collateral when the borrower’s payment is 180 days past due.

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

We estimate the appropriate level of our ALLL by applying expected loss rates to existing loans with similar risk characteristics. Expected loss rates for commercial loans are derived from a statistical analysis of our historical default and loss severity experience. The analysis utilizes probability of default and loss given default to assign loan grades using our internal risk rating system. Our expected loss rates are reviewed quarterly and updated as necessary. As of December 31, 2015, the probability of default ratings was based on our default data for the period from January 2008 through October 2015, which encompasses the last downturn period as well as our more recent positive credit experience. We adjust expected loss rates based on calculated estimates of the average time period from initial loss indication to the initial loss recorded for an individual loan.

Expected loss rates for consumer loans are derived from a statistical analysis of our historical default and loss severity experience. Consumer loans are analyzed quarterly in homogeneous product-type pools that share similar attributes and are assigned an expected loss rate that represents expected losses over the next 12 months. The estimate of the average time period from initial loss indication to initial loss recorded for consumer loans is one to two years.

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

In the third quarter of 2015, we enhanced the approach used to determine the commercial reserve factors used in estimating the commercial ALLL, which had the effect of capturing certain elements in the commercial quantitative reserve component that had formerly been included in the commercial qualitative component. Under the enhanced methodology, we began utilizing more refined commercial estimated loss rates that represent cumulative losses over the estimated average time period from the onset of credit deterioration to the initial loss recorded for an individual loan. In addition, we began utilizing an enhanced framework to quantify commercial ALLL adjustments resulting from qualitative factors that may not be fully captured within the statistical analysis of incurred loss. The impact of these changes was largely neutral to the total ALLL. However, because the quantitative reserve is allocated to the business segments at a loan level, while the qualitative portion is allocated at the portfolio level, the impact of the methodology enhancements on the allowance for each business segment and each portfolio caused the business segment and commercial portfolio reserves to increase or decrease accordingly. The impact of the increases and decreases on the business segment and commercial portfolio reserves was not significant.

Liability for Credit Losses on Lending-Related Commitments

The liability for credit losses inherent in lending-related commitments, such as letters of credit and unfunded loan commitments, is included in “accrued expense and other liabilities” on the balance sheet. This liability totaled $56 million at December 31, 2015, and $35 million at December 31, 2014. We establish the amount of this liability by considering both historical trends and current market conditions quarterly, or more often if deemed necessary.

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

Trading Account Assets

Trading account assets are debt and equity securities, as well as commercial loans, that we purchase and hold but intend to sell in the near term. These assets are reported at fair value. Realized and unrealized gains and losses on trading account assets are reported in “other income” on the income statement.

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

“Other securities” held in the available-for-sale portfolio consist of marketable equity securities that are traded on a public exchange such as the NYSE or NASDAQ and convertible preferred stock of two privately held companies.

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

Other Investments

Principal investments — investments in equity and debt instruments made by our Principal Investing unit — represented 46% and 53% of other investments at December 31, 2015, and December 31, 2014, respectively, and included both direct investments (investments made in a particular company) and indirect investments (investments made through funds that include other investors). Principal investments are predominantly made in privately held companies and are carried at fair value ($304 million at December 31, 2015, and $406 million at December 31, 2014). Changes in fair values and realized gains and losses on sales of principal investments are reported as “net gains (losses) from principal investing” on the income statement.

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

Servicing Assets

We service commercial real estate loans. Servicing assets related to all commercial real estate loan servicing totaled $321 million at December 31, 2015, and $323 million at December 31, 2014, and are included in “accrued income and other assets” on the balance sheet.

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

Servicing assets are evaluated quarterly for possible impairment. This process involves classifying the assets based on the types of loans serviced and determining the fair value of each class. If the evaluation indicates that the carrying amount of the servicing assets exceeds their fair value, the carrying amount is reduced by recording a charge to income in the amount of such excess and establishing a valuation reserve allowance. Any impairment of servicing assets recorded for the years ended December 31, 2015, December 31, 2014, and December 2013, was not material in amount. Additional information pertaining to servicing assets is included in Note 9 (“Mortgage Servicing Assets”).

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

Goodwill and Other Intangible Assets

Goodwill represents the amount by which the cost of net assets acquired in a business combination exceeds their fair value. Other intangible assets primarily are the net present value of future economic benefits to be derived from the purchase of credit card receivable assets and core deposits. Other intangible assets are amortized on either an accelerated or straight-line basis over periods ranging from 1 1⁄2 to 30 years. Goodwill and other types of intangible assets deemed to have indefinite lives are not amortized.

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

Purchased Loans

We evaluate purchased loans for impairment in accordance with the applicable accounting guidance. Purchased performing loans that do not have evidence of deterioration in credit quality at acquisition are recorded at fair value at the acquisition date. Any premium or discount associated with purchased performing loans is recognized as an expense or income based on the effective yield method of amortization. Purchased loans that have evidence of deterioration in credit quality since origination and for which it is probable, at acquisition, that all contractually required payments will not be collected, are deemed PCI. Purchased loans are initially recorded at fair value without recording an allowance for loan losses. Fair value of these loans is determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected, as adjusted for an estimate of future credit losses and prepayments, and then a market-based discount rate is applied to those cash flows. PCI loans are generally accounted for on a pool basis, with pools formed based on the common characteristics of the loans, such as loan collateral type or loan product type. Each pool is accounted for as a single asset with one composite interest rate and an aggregate expectation of cash flows.

Under the applicable accounting guidance for PCI loans, the excess of cash flows expected to be collected over the carrying amount of the loans, referred to as the “accretable amount,” is accreted into interest income over the life of the loans in each pool using the effective yield method. Accordingly, PCI loans are not subject to classification as nonaccrual (and nonperforming) in the same manner as originated loans. Rather, acquired PCI loans are considered to be accruing loans because their interest income relates to the accretable yield recognized at the pool level and not to contractual interest payments at the loan level. The difference between contractually required principal and interest payments and the cash flows expected to be collected, referred to as the “nonaccretable amount,” includes estimates of both the impact of prepayments and future credit losses expected to be incurred over the life of the loans in each pool.

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

A PCI loan may be resolved either through receipt of payment (in full or in part) from the borrower, the sale of the loan to a third party, or foreclosure of the collateral. If the loan is sold, a gain or loss on sale is recognized and reported within noninterest income based on the difference between the sales proceeds and the carrying amount of the loan. In the case of a foreclosure, an individual loan is removed from the pool at an amount received from its resolution (fair value of the underlying collateral less costs to sell). Any difference between this amount and the loan carrying value is absorbed by the nonaccretable difference established for the entire pool. For loans resolved by payment in full, there is no difference between the amount received at resolution and the outstanding balance of the loan. In these cases, the remaining accretable amount balance is unaffected, and any material change in remaining effective yield caused by removing the loan from the pool is addressed in connection with the subsequent cash flow re-assessment for the pool. PCI loans subject to modification are not removed from the pool even if those loans would otherwise be deemed TDRs since the pool, and not the individual loan, represents the unit of account.

Premises and Equipment

Premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation and amortization. We determine depreciation of premises and equipment using the straight-line method over the estimated useful lives of the particular assets. Leasehold improvements are amortized using the straight-line method over the terms of the leases. Accumulated depreciation and amortization on premises and equipment totaled $1.4 billion at December 31, 2015, and $1.3 billion at December 31, 2014.

Internally Developed Software

We rely on company personnel and independent contractors to plan, develop, install, customize, and enhance computer systems applications that support corporate and administrative operations. Software development costs, such as those related to program coding, testing, configuration, and installation, are capitalized and included in “accrued income and other assets” on the balance sheet. The resulting asset, net of accumulated amortization, totaled $77 million at December 31, 2015, and $64 million at December 31, 2014, and is amortized using the straight-line method over its expected useful life (not to exceed five years). Costs incurred during the planning and post-development phases of an internal software project are expensed as incurred.

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

We use shares repurchased under our annual capital plan submitted to our regulators (treasury shares) for share issuances under all stock-based compensation programs.

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

Transfers and servicing of financial assets.    In June 2014, the FASB issued new accounting guidance that applies secured borrowing accounting to repurchase-to-maturity transactions and linked repurchase financings and expands disclosure requirements. This accounting guidance was effective for interim and annual reporting periods beginning after December 15, 2014 (effective January 1, 2015, for us) and was implemented using a cumulative-effect approach to transactions outstanding as of the effective date with no adjustment to prior periods. The disclosure for secured borrowings has been presented for annual periods beginning after December 15, 2014 and for interim periods beginning after March 15, 2015 (June 30, 2015, for us). Early adoption was not permitted. The adoption of this accounting guidance did not have a material effect on our financial condition or results of operations.

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

Investments in qualified affordable housing projects.    In January 2014, the FASB issued new accounting guidance that modifies the conditions that must be met to make an election to account for investments in qualified affordable housing projects using the proportional amortization method or the practical expedient method to the proportional amortization method. This accounting guidance was effective retrospectively for reporting periods beginning after December 15, 2014 (effective January 1, 2015, for us). Early adoption was permitted. We elected to amortize our LIHTCs under the practical expedient method to the proportional amortization method. As our LIHTCs were previously accounted for under the effective yield method and related amortization expense was previously classified as income taxes in our Consolidated Statements of Income, the adoption of this accounting guidance did not have a material effect on our financial condition or results of operations. We provide additional information regarding our LIHTCs in Note 11 (“Variable Interest Entities”).

Troubled debt restructurings.    In January 2014, the FASB issued new accounting guidance that clarifies the definition of when an in substance repossession or foreclosure occurs for purposes of creditor reclassification of residential real estate collateralized consumer mortgage loans by derecognizing the loan and recognizing the collateral asset. This accounting guidance was effective for reporting periods beginning after December 15, 2014 (effective January 1, 2015, for us) and could be implemented using either a modified retrospective method or prospective method. Early adoption was permitted. We elected to implement the new accounting guidance using a prospective approach. The adoption of this accounting guidance did not have a material effect on our financial condition or results of operations. We provide the disclosure related to consumer residential mortgages required by this new accounting guidance in Note 5 (“Asset Quality”).

Accounting Guidance Pending Adoption at December 31, 2015

Financial instruments.    In January 2016, the FASB issued new accounting guidance that requires equity investments, except those accounted for under the equity method of accounting or consolidated, to be measured at fair value with changes recognized in net income. If there is no readily determinable fair value, the guidance allows entities the ability to measure investments at cost less impairment, whereby impairment is based on a qualitative assessment. The guidance eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost and changes the presentation of financial assets and financial liabilities on the balance sheet or in the footnotes. If an entity has elected the fair value option to measure liabilities, the new accounting guidance requires the portion of the change in the fair value of a liability resulting from credit risk to be presented in OCI. We have not elected to measure any of our liabilities at fair value. This accounting and disclosure guidance will be effective for interim and annual reporting periods beginning after December 15, 2017 (effective January 1, 2018, for us). For the guidance applicable to us, the accounting will be implemented on a prospective basis, whereby early adoption is not permitted. We are currently evaluating the impact that this accounting guidance may have on our financial condition or results of operations.

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

Our basic and diluted earnings per common share are calculated as follows:

Year ended December 31,
dollars in millions, except per share amounts	2015	2014	2013
EARNINGS
Income (loss) from continuing operations	$919	$946	$870
Less: Net income (loss) attributable to noncontrolling interests	4	7	—
Income (loss) from continuing operations attributable to Key	915	939	870
Less: Dividends on Series A Preferred Stock	23	22	23
Income (loss) from continuing operations attributable to Key common shareholders	892	917	847
Income (loss) from discontinued operations, net of taxes (a)	1	(39)	40
Net income (loss) attributable to Key common shareholders	$893	$878	$887

WEIGHTED-AVERAGE COMMON SHARES
Weighted-average common shares outstanding (000)	836,846	871,464	906,524
Effect of convertible preferred stock	—	—	—
Effect of common share options and other stock awards	7,643	6,735	6,047
Weighted-average common shares and potential common shares outstanding (000) (b)	844,489	878,199	912,571

EARNINGS PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$1.06	$1.05	$.93
Income (loss) from discontinued operations, net of taxes (a)	—	(.04)	.04
Net income (loss) attributable to Key common shareholders (c)	1.06	1.01	.98

Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$1.05	$1.04	$.93
Income (loss) from discontinued operations, net of taxes (a)	—	(.04)	.04
Net income (loss) attributable to Key common shareholders — assuming dilution (c)	1.05	.99	.97

(a)	In April 2009, we decided to wind down the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers. In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. In February 2013, we decided to sell Victory to a private equity fund. As a result of these decisions, we have accounted for these businesses as discontinued operations. For further discussion regarding the income (loss) from discontinued operations, see Note 13 (“Acquisitions and Discontinued Operations”).

(b)	Assumes conversion of common share options and other stock awards and/or convertible preferred stock, as applicable.

(c)	EPS may not foot due to rounding.

3. Restrictions on Cash, Dividends and Lending Activities

Federal law requires a depository institution to maintain a prescribed amount of cash or deposit reserve balances with its Federal Reserve Bank. KeyBank maintained average reserve balances aggregating $243 million in 2015 to fulfill these requirements.

Capital distributions from KeyBank and other subsidiaries are our principal source of cash flows for paying dividends on our common and preferred shares, servicing our debt, and financing corporate operations. Federal banking law limits the amount of capital distributions that a bank can make to its holding company without prior regulatory approval. A national bank’s dividend-paying capacity is affected by several factors, including net profits (as defined by statute) for the previous two calendar years and for the current year, up to the date the dividend is declared.

During 2015, KeyBank paid $1 billion in dividends to KeyCorp. At January 1, 2016, KeyBank had regulatory capacity to pay $553 million in dividends to KeyCorp without prior regulatory approval. At December 31, 2015, KeyCorp held $2.7 billion in short-term investments, which can be used to pay dividends to shareholders, service debt, and finance corporate operations.

As indicated in the “Supervision and Regulation” section of Item 1 of this report under the heading “Bank transactions with affiliates,” federal law and regulation also restricts loans and advances from bank subsidiaries to their parent companies (and to nonbank subsidiaries of their parent companies), and requires those transactions to be secured.

4. Loans and Loans Held for Sale

Our loans by category are summarized as follows:

December 31,
in millions	2015	2014
Commercial, financial and agricultural (a)	$31,240	$27,982
Commercial real estate:
Commercial mortgage	7,959	8,047
Construction	1,053	1,100
Total commercial real estate loans	9,012	9,147
Commercial lease financing (b)	4,020	4,252
Total commercial loans	44,272	41,381
Residential — Prime Loans:
Real estate — residential mortgage	2,242	2,225
Home equity:
Key Community Bank	10,127	10,366
Other	208	267
Total home equity loans	10,335	10,633
Total residential — prime loans	12,577	12,858
Consumer other — Key Community Bank	1,600	1,560
Credit cards	806	754
Consumer other:
Marine	583	779
Other	38	49
Total consumer other	621	828
Total consumer loans	15,604	16,000
Total loans (c) (d)	$59,876	$57,381

(a)	Loan balances include $85 million and $88 million of commercial credit card balances at December 31, 2015, and December 31, 2014, respectively.

(b)	Commercial lease financing includes receivables of $134 million and $302 million held as collateral for a secured borrowing at December 31, 2015, and December 31, 2014, respectively. Principal reductions are based on the cash payments received from these related receivables. Additional information pertaining to this secured borrowing is included in Note 18 (“Long-Term Debt”).

(c)	At December 31, 2015, total loans include purchased loans of $114 million, of which $11 million were PCI loans. At December 31, 2014, total loans include purchased loans of $138 million, of which $13 million were PCI loans.

(d)	Total loans exclude loans in the amount of $1.8 billion at December 31, 2015, and $2.3 billion at December 31, 2014, related to the discontinued operations of the education lending business.

We use interest rate swaps, which modify the repricing characteristics of certain loans, to manage interest rate risk. For more information about such swaps, see Note 8 (“Derivatives and Hedging Activities”).

Our loans held for sale by category are summarized as follows:

December 31, in millions	2015	2014
Commercial, financial and agricultural	$76	$63
Real estate — commercial mortgage	532	638
Commercial lease financing	14	15
Real estate — residential mortgage	17	18
Total loans held for sale	$639	$734

Our summary of changes in loans held for sale follows:

Year ended December 31,
in millions	2015	2014
Balance at beginning of the period	$734	$611
New originations	7,108	5,681
Transfers from (to) held to maturity, net	62	(3)
Loan sales	(7,229)	(5,289)
Loan draws (payments), net	(36)	(266)
Balance at end of period	$639	$734

Commercial lease financing receivables primarily are direct financing leases, but also include leveraged leases. The composition of the net investment in direct financing leases is as follows:

December 31,
in millions	2015	2014
Direct financing lease receivables	$2,821	$3,009
Unearned income	(224)	(205)
Unguaranteed residual value	261	220
Deferred fees and costs	17	18
Net investment in direct financing leases	$2,875	$3,042

At December 31, 2015, minimum future lease payments to be received are as follows: 2016 — $930 million; 2017 — $695 million; 2018 — $451 million; 2019 — $294 million; 2020 — $169 million; and all subsequent years — $200 million. The allowance related to lease financing receivables is $47 million at December 31, 2015.

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

Our nonperforming assets and past due loans were as follows:

December 31,
in millions	2015	2014

Total nonperforming loans (a), (b)	$387	$418
OREO (c)	14	18
Other nonperforming assets	2	—
Total nonperforming assets	$403	$436
Nonperforming assets from discontinued operations — education lending (d)	$7	$11
Restructured loans included in nonperforming loans	$159	$157
Restructured loans with an allocated specific allowance (e)	69	82
Specifically allocated allowance for restructured loans (f)	30	34
Accruing loans past due 90 days or more	$72	$96
Accruing loans past due 30 through 89 days	208	235

(a)	Loan balances exclude $11 million and $13 million of PCI loans at December 31, 2015, and December 31, 2014, respectively.

(b)	Includes carrying value of consumer residential mortgage loans in the process of foreclosure of approximately $114 million at December 31, 2015.

(c)	Includes carrying value of foreclosed residential real estate of approximately $11 million at December 31, 2015.

(d)	Restructured loans of approximately $21 million and $17 million are included in discontinued operations at December 31, 2015, and December 31, 2014, respectively. See Note 13 (“Acquisitions and Discontinued Operations”) for further discussion.

(e)	Included in individually impaired loans allocated a specific allowance.

(f)	Included in allowance for individually evaluated impaired loans.

We evaluate purchased loans for impairment in accordance with the applicable accounting guidance. Purchased loans that have evidence of deterioration in credit quality since origination and for which it is probable, at acquisition, that all contractually required payments will not be collected are deemed PCI and initially recorded at fair value without recording an allowance for loan losses. All PCI loans were acquired in 2012. At the 2012 acquisition date, the estimated gross contractual amount receivable of all PCI loans totaled $41 million. The estimated cash flows not expected to be collected (the nonaccretable amount) were $11 million, and the accretable amount was approximately $5 million. The difference between the fair value and the cash flows expected to be collected from the purchased loans is accreted to interest income over the remaining term of the loans.

At December 31, 2015, the outstanding unpaid principal balance and carrying value of all PCI loans was $17 million and $11 million, respectively. At December 31, 2014, the outstanding unpaid principal balance and carrying value of all PCI loans was $20 million and $13 million, respectively, compared to $24 million and $16 million, respectively, at December 31, 2013. Changes in the accretable yield during 2015 included accretion and net reclassifications of less than $1 million, resulting in an ending balance of $5 million at December 31, 2015, which was unchanged from the ending balance at December 31, 2014. Changes in the accretable yield during 2014 included accretion and net reclassifications of less than $1 million, resulting in an ending balance of $5 million at December 31, 2014, which was unchanged from the ending balance at December 31, 2013.

At December 31, 2015, the approximate carrying amount of our commercial nonperforming loans outstanding represented 66% of their original contractual amount owed, total nonperforming loans outstanding represented 79% of their original contractual amount owed, and nonperforming assets in total were carried at 79% of their original contractual amount owed.

At December 31, 2015, our 20 largest nonperforming loans totaled $97 million, representing 25% of total loans on nonperforming status. At December 31, 2014, our 20 largest nonperforming loans totaled $88 million, representing 21% of total loans on nonperforming status.

Nonperforming loans and loans held for sale reduced expected interest income by $16 million for each of the years ended December 31, 2015, and December 31, 2014.

The following tables set forth a further breakdown of individually impaired loans as of December 31, 2015, December 31, 2014, and December 31, 2013:

December 31, 2015 in millions	Recorded Investment	(a)	Unpaid Principal Balance	(b)	Specific Allowance	Average Recorded Investment
With no related allowance recorded:
Commercial, financial and agricultural	$40		$74		—	$23
Commercial real estate:
Commercial mortgage	5		8		—	10
Construction	5		5		—	5
Total commercial real estate loans	10		13		—	15
Total commercial loans	50		87		—	38
Real estate — residential mortgage	23		23		—	24

Home equity:
Key Community Bank	59		59		—	61
Other	2		2		—	1
Total home equity loans	61		61		—	62
Consumer other:
Marine	1		1		—	1
Total consumer other	1		1		—	1
Total consumer loans	85		85		—	87
Total loans with no related allowance recorded	135		172		—	125

With an allowance recorded:
Commercial, financial and agricultural	28		43		$7	33
Commercial real estate:
Commercial mortgage	5		6		1	6
Construction	—		—		—	1
Total commercial real estate loans	5		6		1	7
Total commercial loans	33		49		8	40

Real estate — residential mortgage	33		33		4	32

Home equity:
Key Community Bank	55		55		19	50
Other	9		9		1	10
Total home equity loans	64		64		20	60

Consumer other — Key Community Bank	3		3		—	4
Credit cards	3		3		—	4
Consumer other:
Marine	36		36		3	39
Other	1		1		—	1
Total consumer other	37		37		3	40
Total consumer loans	140		140		27	140
Total loans with an allowance recorded	173		189		35	180
Total	$308		$361		$35	$305

(a)	The Recorded Investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on our consolidated balance sheet.

(b)	The Unpaid Principal Balance represents the customer’s legal obligation to us.

December 31, 2014 in millions	Recorded Investment	(a)	Unpaid Principal Balance	(b)	Specific Allowance	Average Recorded Investment
With no related allowance recorded:
Commercial, financial and agricultural	$6		$17		—	$8
Commercial real estate:
Commercial mortgage	15		20		—	19
Construction	5		6		—	7
Total commercial real estate loans	20		26		—	26
Total commercial loans	26		43		—	34

Real estate — residential mortgage	24		24		—	30

Home equity:
Key Community Bank	62		63		—	63
Other	1		1		—	2
Total home equity loans	63		64		—	65
Consumer other:
Marine	2		2		—	2
Total consumer other	2		2		—	2
Total consumer loans	89		90		—	97
Total loans with no related allowance recorded	115		133		—	131

With an allowance recorded:
Commercial, financial and agricultural	37		37		$9	28
Commercial real estate:
Commercial mortgage	6		6		2	6
Construction	3		3		1	2
Total commercial real estate loans	9		9		3	8
Total commercial loans	46		46		12	36

Real estate — residential mortgage	31		31		5	25

Home equity:
Key Community Bank	46		46		16	43
Other	11		11		2	11
Total home equity loans	57		57		18	54

Consumer other — Key Community Bank	4		4		—	3
Credit cards	4		4		—	4
Consumer other:
Marine	43		43		5	45
Other	2		2		—	2
Total consumer other	45		45		5	47
Total consumer loans	141		141		28	133
Total loans with an allowance recorded	187		187		40	169
Total	$302		$320		$40	$300

(a)	The Recorded Investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on our consolidated balance sheet.

(b)	The Unpaid Principal Balance represents the customer’s legal obligation to us.

December 31, 2013 in millions	Recorded Investment	(a)	Unpaid Principal Balance	(b)	Specific Allowance	Average Recorded Investment
With no related allowance recorded:
Commercial, financial and agricultural	$33		$69		—	$33
Commercial real estate:
Commercial mortgage	21		25		—	55
Construction	48		131		—	48
Total commercial real estate loans	69		156		—	103
Total commercial loans	102		225		—	136

Real estate — residential mortgage	27		27		—	24

Home equity:
Key Community Bank	67		67		—	66
Other	2		2		—	2
Total home equity loans	69		69		—	68
Consumer other:
Marine	3		3		—	2
Total consumer other	3		3		—	2
Total consumer loans	99		99		—	94
Total loans with no related allowance recorded	201		324		—	230

With an allowance recorded:
Commercial, financial and agricultural	17		20		$8	25
Commercial real estate:
Commercial mortgage	6		6		2	7
Construction	2		12		—	1
Total commercial real estate loans	8		18		2	8
Total commercial loans	25		38		10	33

Real estate — residential mortgage	29		29		9	23

Home equity:
Key Community Bank	35		35		10	29
Other	10		11		1	9
Total home equity loans	45		46		11	38

Consumer other — Key Community Bank	3		3		1	2
Credit cards	5		5		1	3
Consumer other:
Marine	49		49		10	55
Other	1		1		—	1
Total consumer other	50		50		10	56
Total consumer loans	132		133		32	122
Total loans with an allowance recorded	157		171		42	155
Total	$358		$495		$42	$385

(a)	The Recorded Investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on our consolidated balance sheet.

(b)	The Unpaid Principal Balance represents the customer’s legal obligation to us.

For the years ended December 31, 2015, December 31, 2014, and December 31, 2013, interest income recognized on the outstanding balances of accruing impaired loans totaled $6 million, $7 million, and $6 million, respectively.

At December 31, 2015, aggregate restructured loans (accrual and nonaccrual loans) totaled $280 million, compared to $270 million at December 31, 2014, and $338 million at December 31, 2013. During 2015, we added $99 million in restructured loans, which were partially offset by $89 million in payments and charge-offs.

During 2014, we added $93 million in restructured loans, which were offset by $161 million in payments and charge-offs. During 2013, we added $182 million in restructured loans, which were partially offset by $164 million in payments and charge-offs.

A further breakdown of TDRs included in nonperforming loans by loan category as of December 31, 2015, follows:

December 31, 2015 dollars in millions	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
LOAN TYPE
Nonperforming:
Commercial, financial and agricultural	12	$56	$45
Commercial real estate:
Real estate — commercial mortgage	12	30	7
Total commercial real estate loans	12	30	7
Total commercial loans	24	86	52
Real estate — residential mortgage	366	23	23
Home equity:
Key Community Bank	1,138	82	73
Other	124	3	3
Total home equity loans	1,262	85	76
Consumer other — Key Community Bank	28	1	1
Credit cards	339	2	2
Consumer other:
Marine	86	6	5
Other	17	—	—
Total consumer other	103	6	5
Total consumer loans	2,098	117	107
Total nonperforming TDRs	2,122	203	159

Prior-year accruing: (a)
Commercial, financial and agricultural	7	5	2
Total commercial loans	7	5	2
Real estate — residential mortgage	489	34	34
Home equity:
Key Community Bank	760	48	41
Other	311	9	8
Total home equity loans	1,071	57	49
Consumer other — Key Community Bank	42	2	2
Credit cards	461	4	2
Consumer other:
Marine	371	57	31
Other	59	2	1
Total consumer other	430	59	32
Total consumer loans	2,493	156	119
Total prior-year accruing TDRs	2,500	161	121
Total TDRs	4,622	$364	$280

(a)	All TDRs that were restructured prior to January 1, 2015, and are fully accruing.

A further breakdown of TDRs included in nonperforming loans by loan category as of December 31, 2014, follows:

December 31, 2014 dollars in millions	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
LOAN TYPE
Nonperforming:
Commercial, financial and agricultural	14	$25	$23
Commercial real estate:
Real estate — commercial mortgage	10	38	13
Real estate — construction	1	5	—
Total commercial real estate loans	11	43	13
Total commercial loans	25	68	36
Real estate — residential mortgage	453	27	27
Home equity:
Key Community Bank	1,184	79	72
Other	158	4	4
Total home equity loans	1,342	83	76
Consumer other — Key Community Bank	37	2	1
Credit cards	290	2	2
Consumer other:
Marine	206	17	14
Other	38	1	1
Total consumer other	244	18	15
Total consumer loans	2,366	132	121
Total nonperforming TDRs	2,391	200	157

Prior-year accruing: (a)
Commercial, financial and agricultural	20	6	3
Commercial real estate:
Real estate — commercial mortgage	1	2	1
Total commercial real estate loans	1	2	1
Total commercial loans	21	8	4
Real estate — residential mortgage	381	29	29
Home equity:
Key Community Bank	674	41	36
Other	310	9	8
Total home equity loans	984	50	44
Consumer other — Key Community Bank	45	2	2
Credit cards	514	4	2
Consumer other:
Marine	373	54	31
Other	67	2	1
Total consumer other	440	56	32
Total consumer loans	2,364	141	109
Total prior-year accruing TDRs	2,385	149	113
Total TDRs	4,776	$349	$270

(a)	All TDRs that were restructured prior to January 1, 2014, and are fully accruing.

A further breakdown of TDRs included in nonperforming loans by loan category as of December 31, 2013, follows:

December 31, 2013 dollars in millions	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
LOAN TYPE
Nonperforming:
Commercial, financial and agricultural	33	$72	$34
Commercial real estate:
Real estate — commercial mortgage	11	41	14
Real estate — construction	6	19	4
Total commercial real estate loans	17	60	18
Total commercial loans	50	132	52
Real estate — residential mortgage	676	43	43
Home equity:
Key Community Bank	1,708	91	86
Other	227	6	6
Total home equity loans	1,935	97	92
Consumer other — Key Community Bank	49	2	1
Credit cards	629	5	4
Consumer other:
Marine	360	24	21
Other	50	1	1
Total consumer other	410	25	22
Total consumer loans	3,699	172	162
Total nonperforming TDRs	3,749	304	214

Prior-year accruing: (a)
Commercial, financial and agricultural	50	7	3
Commercial real estate:
Real estate — commercial mortgage	4	18	10
Real estate — construction	1	23	42
Total commercial real estate loans	5	41	52
Total commercial loans	55	48	55
Real estate — residential mortgage	119	12	12
Home equity:
Key Community Bank	161	17	17
Other	212	7	6
Total home equity loans	373	24	23
Consumer other — Key Community Bank	31	1	1
Credit cards	240	2	1
Consumer other:
Marine	272	51	31
Other	54	1	1
Total consumer other	326	52	32
Total consumer loans	1,089	91	69
Total prior-year accruing TDRs	1,144	139	124
Total TDRs	4,893	$443	$338

(a)	All TDRs that were restructured prior to January 1, 2013, and are fully accruing.

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

Commercial loan TDRs are considered defaulted when principal and interest payments are 90 days past due. Consumer loan TDRs are considered defaulted when principal and interest payments are more than 60 days past due. During the year ended December 31, 2015, there were two commercial loan TDRs with a combined recorded investment of $1 million and 269 consumer loan TDRs with a combined recorded investment of $12 million that experienced payment defaults after modifications resulting in TDR status during 2014. During the year ended December 31, 2014, there were four commercial loan TDRs with a combined recorded investment of $11 million and 441 consumer loan TDRs with a combined recorded investment of $15 million that experienced payment defaults after modifications resulting in TDR status during 2013. During the year ended December 31, 2013, there were no significant commercial loan TDRs, and 672 consumer loan TDRs with a combined recorded investment of $31 million that experienced payment defaults after modifications resulting in TDR status during 2012. As TDRs are individually evaluated for impairment under the specific reserve methodology, subsequent defaults do not generally have a significant additional impact on the ALLL.

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

in millions	2015	2014	2013
Commercial loans:
Interest rate reduction	$51	$13	$95
Forgiveness of principal	2	2	5
Other	1	25	7
Total	$54	$40	$107

Consumer loans:
Interest rate reduction	$132	$140	$130
Forgiveness of principal	8	4	5
Other	86	86	96
Total	$226	$230	$231

Total commercial and consumer TDRs (a)	$280	$270	$338
Total loans	59,876	57,381	54,457

(a)	Commitments outstanding to lend additional funds to borrowers whose loan terms have been modified in TDRs are $9 million, $5 million, and $15 million at December 31, 2015, December 31, 2014, and December 31, 2013, respectively.

Our policies for determining past due loans, placing loans on nonaccrual, applying payments on nonaccrual loans, and resuming accrual of interest for our commercial and consumer loan portfolios are disclosed in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Nonperforming Loans.”

At December 31, 2015, approximately $59.2 billion, or 98.9%, of our total loans were current, compared to $56.6 billion, or 98.7%, at December 31, 2014. At December 31, 2015, total past due loans and nonperforming loans of $667 million represented approximately 1.1% of total loans, compared to $749 million, or 1.3%, at December 31, 2014.

The following aging analysis of past due and current loans as of December 31, 2015, and December 31, 2014, provides further information regarding Key’s credit exposure.

December 31, 2015 in millions	Current	30-59 Days Past Due	60-89 Days Past Due	90 and Greater Days Past Due	Nonperforming Loans	Total Past Due and Nonperforming Loans	Purchased Credit Impaired	Total Loans
LOAN TYPE
Commercial, financial and agricultural	$31,116	$11	$11	$20	$82	$124	—	$31,240
Commercial real estate:
Commercial mortgage	7,917	8	5	10	19	42	—	7,959
Construction	1,042	1	1	—	9	11	—	1,053
Total commercial real estate loans	8,959	9	6	10	28	53	—	9,012
Commercial lease financing	3,952	33	11	11	13	68	—	4,020
Total commercial loans	$44,027	$53	$28	$41	$123	$245	—	$44,272

Real estate — residential mortgage	$2,149	$14	$3	$2	$64	$83	$10	$2,242
Home equity:
Key Community Bank	9,863	46	22	13	182	263	1	10,127
Other	193	4	2	1	8	15	—	208
Total home equity loans	10,056	50	24	14	190	278	1	10,335
Consumer other — Key Community Bank	1,580	10	3	5	2	20	—	1,600
Credit cards	785	6	4	9	2	21	—	806
Consumer other:
Marine	565	8	3	1	6	18	—	583
Other	36	1	1	—	—	2	—	38
Total consumer other	601	9	4	1	6	20	—	621
Total consumer loans	$15,171	$89	$38	$31	$264	$422	$11	$15,604

Total loans	$59,198	$142	$66	$72	$387	$667	$11	$59,876

December 31, 2014 in millions	Current	30-59 Days Past Due	60-89 Days Past Due	90 and Greater Days Past Due	Nonperforming Loans	Total Past Due and Nonperforming Loans	Purchased Credit Impaired	Total Loans
LOAN TYPE
Commercial, financial and agricultural	$27,858	$19	$14	$32	$59	$124	—	$27,982
Commercial real estate:
Commercial mortgage	7,981	6	10	16	34	66	—	8,047
Construction	1,084	2	—	1	13	16	—	1,100
Total commercial real estate loans	9,065	8	10	17	47	82	—	9,147
Commercial lease financing	4,172	30	21	11	18	80	—	4,252
Total commercial loans	$41,095	$57	$45	$60	$124	$286	—	$41,381

Real estate — residential mortgage	$2,111	$12	$7	$4	$79	$102	$12	$2,225
Home equity:
Key Community Bank	10,098	46	22	14	185	267	1	10,366
Other	249	5	2	1	10	18	—	267
Total home equity loans	10,347	51	24	15	195	285	1	10,633
Consumer other — Key Community Bank	1,541	9	3	5	2	19	—	1,560
Credit cards	733	6	4	9	2	21	—	754
Consumer other:
Marine	746	11	5	2	15	33	—	779
Other	46	1	—	1	1	3	—	49
Total consumer other	792	12	5	3	16	36	—	828
Total consumer loans	$15,524	$90	$43	$36	$294	$463	$13	$16,000

Total loans	$56,619	$147	$88	$96	$418	$749	$13	$57,381

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

Credit quality indicators for our commercial and consumer loan portfolios, excluding $11 million and $13 million of PCI loans at December 31, 2015, and December 31, 2014, respectively, based on bond rating, regulatory classification, and payment activity as of December 31, 2015, and December 31, 2014, are as follows:

Commercial Credit Exposure

Credit Risk Profile by Creditworthiness Category (a)

December 31, in millions
	Commercial, financial and agricultural		RE — Commercial		RE — Construction		Commercial Lease		Total
RATING (b), (c)	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
AAA — AA	$384	$311	$7	$2	—	$1	$503	$513	$894	$827
A	1,475	1,272	2	1	—	—	509	608	1,986	1,881
BBB — BB	27,321	24,949	7,492	7,527	$920	956	2,858	2,952	38,591	36,384
B	740	686	301	287	86	105	99	112	1,226	1,190
CCC — C	1,320	764	157	230	47	38	51	67	1,575	1,099
Total	$31,240	$27,982	$7,959	$8,047	$1,053	$1,100	$4,020	$4,252	$44,272	$41,381

(a)	Credit quality indicators are updated on an ongoing basis and reflect credit quality information as of the dates indicated.

(b)	Our bond rating to internal loan grade conversion system is as follows: AAA - AA = 1, A = 2, BBB - BB = 3 - 13, B = 14 - 16, and CCC - C = 17 - 20.

(c)	Our internal loan grade to regulatory-defined classification is as follows: Pass = 1-16, Special Mention = 17, Substandard = 18, Doubtful = 19, and Loss = 20.

Consumer Credit Exposure

Credit Risk Profile by Regulatory Classifications (a), (b)

December 31, in millions
	Residential — Prime
GRADE	2015	2014
Pass	$12,296	$12,552
Substandard	270	293
Total	$12,566	$12,845

Credit Risk Profile Based on Payment Activity (a)

December 31, in millions	Consumer — Key Community Bank		Credit cards		Consumer — Marine		Consumer — Other		Total
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Performing	$1,598	$1,558	$804	$752	$577	$764	$38	$48	$3,017	$3,122
Nonperforming	2	2	2	2	6	15	—	1	10	20
Total	$1,600	$1,560	$806	$754	$583	$779	$38	$49	$3,027	$3,142

(a)	Credit quality indicators are updated on an ongoing basis and reflect credit quality information as of the dates indicated.

(b)	Our past due payment activity to regulatory classification conversion is as follows: pass = less than 90 days; and substandard = 90 days and greater plus nonperforming loans.

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

In the third quarter of 2015, we enhanced the approach used to determine the commercial reserve factors used in estimating the commercial ALLL, which had the effect of capturing certain elements in the commercial quantitative reserve component that had formerly been included in the commercial qualitative component. Under the enhanced methodology, we began utilizing more refined commercial estimated loss rates that represent cumulative losses over the estimated average time period from the onset of credit deterioration to the initial loss recorded for an individual loan. In addition, we began utilizing an enhanced framework to quantify commercial ALLL adjustments resulting from qualitative factors that may not be fully captured within the statistical analysis of incurred loss. The impact of these changes was largely neutral to the total ALLL. However, because the quantitative reserve is allocated to the business segments at a loan level, while the qualitative portion is allocated at the portfolio level, the impact of the methodology enhancements on the allowance for each portfolio caused the commercial portfolio ALLL to increase or decrease accordingly. The impact of the increases and decreases on the commercial portfolio ALLL was not significant.

For all commercial and consumer loan TDRs, regardless of size, as well as impaired commercial loans with an outstanding balance of $2.5 million or greater, we conduct further analysis to determine the probable loss content and assign a specific allowance to the loan if deemed appropriate. We estimate the extent of the individual impairment for commercial loans and TDRs by comparing the recorded investment of the loan with the estimated present value of its future cash flows, the fair value of its underlying collateral, or the loan’s observable market price. Secured consumer loan TDRs that are discharged through Chapter 7 bankruptcy and not formally re-affirmed are adjusted to reflect the fair value of the underlying collateral, less costs to sell. Non-Chapter 7 consumer loan TDRs are combined in homogenous pools and assigned a specific allocation based on the estimated present value of future cash flows using the loan’s effective interest rate. A specific allowance also may be assigned — even when sources of repayment appear sufficient — if we remain uncertain about whether the loan will be repaid in full. On at least a quarterly basis, we evaluate the appropriateness of our loss estimation methods to reduce differences between estimated incurred losses and actual losses. The ALLL at December 31, 2015, represents our best estimate of the probable credit losses inherent in the loan portfolio at that date.

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

At December 31, 2015, the ALLL was $796 million, or 1.33% of loans, compared to $794 million, or 1.38% of loans, at December 31, 2014. At December 31, 2015, the ALLL was 205.7% of nonperforming loans, compared to 190.0% at December 31, 2014.

A summary of the changes in the ALLL for the periods indicated is presented in the table below:

December 31, in millions	2015	2014	2013
Balance at beginning of period — continuing operations	$794	$848	$888
Charge-offs	(203)	(211)	(308)
Recoveries	61	98	140
Net loans and leases charged off	(142)	(113)	(168)
Provision for loan and lease losses from continuing operations	145	59	130
Foreign currency translation adjustment	(1)	—	(2)
Balance at end of period — continuing operations	$796	$794	$848

The changes in the ALLL by loan category for the periods indicated are as follows:

	December 31,				December 31,
in millions	2014	Provision	Charge-offs	Recoveries	2015
Commercial, financial and agricultural	$391	$120	$(77)	$16	$450
Real estate — commercial mortgage	148	(16)	(4)	6	134
Real estate — construction	28	(3)	(1)	1	25
Commercial lease financing	56	(5)	(11)	7	47
Total commercial loans	623	96	(93)	30	656
Real estate — residential mortgage	23	(2)	(6)	3	18
Home equity:
Key Community Bank	66	8	(26)	7	55
Other	5	(1)	(6)	4	2
Total home equity loans	71	7	(32)	11	57
Consumer other — Key Community Bank	22	16	(24)	6	20
Credit cards	33	27	(30)	2	32
Consumer other:
Marine	21	—	(17)	8	12
Other	1	—	(1)	1	1
Total consumer other:	22	—	(18)	9	13
Total consumer loans	171	48	(110)	31	140
Total ALLL — continuing operations	794	144 (a)	(203)	61	796
Discontinued operations	29	21	(35)	13	28
Total ALLL — including discontinued operations	$823	$165	$ (238)	$74	$824

(a)	Includes a $1 million foreign currency translation adjustment. Excludes a provision for losses on lending-related commitments of $21 million.

	December 31,				December 31,
in millions	2013	Provision	Charge-offs	Recoveries	2014
Commercial, financial and agricultural	$362	$41	$(45)	$33	$391
Real estate — commercial mortgage	165	(15)	(6)	4	148
Real estate — construction	32	(16)	(5)	17	28
Commercial lease financing	62	(6)	(10)	10	56
Total commercial loans	621	4	(66)	64	623
Real estate — residential mortgage	37	(6)	(10)	2	23
Home equity:
Key Community Bank	84	10	(37)	9	66
Other	11	(2)	(9)	5	5
Total home equity loans	95	8	(46)	14	71
Consumer other — Key Community Bank	29	17	(30)	6	22
Credit cards	34	32	(34)	1	33
Consumer other:
Marine	29	6	(23)	9	21
Other	3	(2)	(2)	2	1
Total consumer other:	32	4	(25)	11	22
Total consumer loans	227	55	(145)	34	171
Total ALLL — continuing operations	848	59 (a)	(211)	98	794
Discontinued operations	39	21	(45)	14	29
Total ALLL — including discontinued operations	$887	$80	$ (256)	$112	$823

(a)	Excludes a credit for losses on lending-related commitments of $2 million.

	December 31,				December 31,
in millions	2012	Provision	Charge-offs	Recoveries	2013
Commercial, financial and agricultural	$327	$58	$(62)	$39	$362
Real estate — commercial mortgage	198	(40)	(20)	27	165
Real estate — construction	41	(20)	(3)	14	32
Commercial lease financing	55	19	(27)	15	62
Total commercial loans	621	17	(112)	95	621
Real estate — residential mortgage	30	25	(20)	2	37
Home equity:
Key Community Bank	105	31	(62)	10	84
Other	25	—	(20)	6	11
Total home equity loans	130	31	(82)	16	95
Consumer other — Key Community Bank	38	15	(31)	7	29
Credit cards	26	35	(30)	3	34
Consumer other:
Marine	39	4	(29)	15	29
Other	4	1	(4)	2	3
Total consumer other:	43	5	(33)	17	32
Total consumer loans	267	111	(196)	45	227
Total ALLL — continuing operations	888	128 (a)	(308)	140	848
Discontinued operations	55	21	(55)	18	39
Total ALLL — including discontinued operations	$943	$149	$ (363)	$158	$887

(a)	Includes a $2 million foreign currency translation adjustment.

Our ALLL from continuing operations remained relatively stable, increasing by $2 million, or .3%, since 2014. Our allowance applies expected loss rates to our existing loans with similar risk characteristics as well as any adjustments to reflect our current assessment of qualitative factors, such as changes in economic conditions, underwriting standards, and concentrations of credit. Our commercial ALLL increased by $33 million, or 5.3%, since 2014 primarily because of loan growth and increased incurred loss estimates. The increase in these incurred loss estimates during 2015 was primarily due to the continued decline in oil and gas prices since 2014. Partially offsetting this increase was a decrease in our consumer ALLL of $31 million, or 18.1%, since 2014. Our consumer ALLL decrease was primarily due to continued improvement in credit metrics, such as delinquency, average credit bureau score, and loan to value, which have decreased expected loss rates since 2014. The continued improvement in the consumer portfolio credit quality metrics since 2014 was primarily due to continued improved credit quality and benefits of relatively stable economic conditions.

For continuing operations, the loans outstanding individually evaluated for impairment totaled $308 million, with a corresponding allowance of $35 million at December 31, 2015. Loans outstanding collectively evaluated for impairment totaled $59.6 billion, with a corresponding allowance of $760 million at December 31, 2015. At December 31, 2015, PCI loans evaluated for impairment totaled $11 million, with a corresponding allowance of $1 million. There was no provision for loan and lease losses on these PCI loans during the year ended December 31, 2015. At December 31, 2014, the loans outstanding individually evaluated for impairment totaled $302 million, with a corresponding allowance of $40 million. Loans outstanding collectively evaluated for impairment totaled $57.1 billion, with a corresponding allowance of $753 million at December 31, 2014. At December 31, 2014, PCI loans evaluated for impairment totaled $13 million, with a corresponding allowance of $1 million. There was no provision for loan and lease losses on these PCI loans during the year ended December 31, 2014. At December 31, 2013, PCI loans evaluated for impairment totaled $16 million, with a corresponding allowance of $1 million. There was no provision for loan and lease losses on these PCI loans during the year ended December 31, 2013.

A breakdown of the individual and collective ALLL and the corresponding loan balances as of December 31, 2015, follows:

	Allowance			Outstanding
December 31, 2015 in millions	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired	Loans		Individually Evaluated for Impairment	Collectively Evaluated for Impairment		Purchased Credit Impaired
Commercial, financial and agricultural	$7	$443	—	$31,240		$68	$31,172		—
Commercial real estate:
Commercial mortgage	1	133	—	7,959		10	7,949		—
Construction	—	25	—	1,053		5	1,048		—
Total commercial real estate loans	1	158	—	9,012		15	8,997		—
Commercial lease financing	—	47	—	4,020		—	4,020		—
Total commercial loans	8	648	—	44,272		83	44,189		—
Real estate — residential mortgage	4	13	$1	2,242		56	2,176		$10
Home equity:
Key Community Bank	19	36	—	10,127		114	10,012		1
Other	1	1	—	208		11	197		—
Total home equity loans	20	37	—	10,335		125	10,209		1
Consumer other — Key Community Bank	—	20	—	1,600		3	1,597		—
Credit cards	—	32	—	806		3	803		—
Consumer other:
Marine	3	9	—	583		37	546		—
Other	—	1	—	38		1	37		—
Total consumer other	3	10	—	621		38	583		—
Total consumer loans	27	112	1	15,604		225	15,368		11
Total ALLL — continuing operations	35	760	1	59,876		308	59,557		11
Discontinued operations	2	26	—	1,828	(a)	21	1,807	(a)	—
Total ALLL — including discontinued operations	$37	$786	$1	$61,704		$329	$61,364		$11

(a)	Amount includes $4 million of loans carried at fair value that are excluded from ALLL consideration.

A breakdown of the individual and collective ALLL and the corresponding loan balances as of December 31, 2014, follows:

	Allowance			Outstanding
December 31, 2014 in millions	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired	Loans		Individually Evaluated for Impairment	Collectively Evaluated for Impairment		Purchased Credit Impaired
Commercial, financial and agricultural	$9	$382	—	$27,982		$43	$27,939		—
Commercial real estate:
Commercial mortgage	2	146	—	8,047		21	8,025		—
Construction	1	27	—	1,100		8	1,092		—
Total commercial real estate loans	3	173	—	9,147		29	9,117		—
Commercial lease financing	—	56	—	4,252		—	4,252		—
Total commercial loans	12	611	—	41,381		72	41,308		—
Real estate — residential mortgage	5	17	$1	2,225		55	2,159		$12
Home equity:
Key Community Bank	16	50	—	10,366		108	10,257		1
Other	2	3	—	267		12	255		—
Total home equity loans	18	53	—	10,633		120	10,512		1
Consumer other — Key Community Bank	—	22	—	1,560		4	1,556		—
Credit cards	—	33	—	754		4	750		—
Consumer other:
Marine	5	16	—	779		45	734		—
Other	—	1	—	49		2	47		—
Total consumer other	5	17	—	828		47	781		—
Total consumer loans	28	142	1	16,000		230	15,758		13
Total ALLL — continuing operations	40	753	1	57,381		302	57,066		13
Discontinued operations	1	28	—	2,295	(a)	17	2,278	(a)	—
Total ALLL — including discontinued operations	$41	$781	$1	$59,676		$319	$59,344		$13

(a)	Amount includes $191 million of loans carried at fair value that are excluded from ALLL consideration.

The liability for credit losses inherent in lending-related unfunded commitments, such as letters of credit and unfunded loan commitments, is included in “accrued expense and other liabilities” on the balance sheet. We establish the amount of this reserve by considering both historical trends and current market conditions quarterly, or more often if deemed necessary. Our liability for credit losses on lending-related commitments was $56 million at December 31, 2015. When combined with our ALLL, our total allowance for credit losses represented 1.42% of loans at December 31, 2015, compared to 1.44% at December 31, 2014.

Changes in the liability for credit losses on unfunded lending-related commitments are summarized as follows:

Year ended December 31, in millions	2015	2014	2013
Balance at beginning of period	$35	$37	$29
Provision (credit) for losses on lending-related commitments	21	(2)	8
Balance at end of period	$56	$35	$37

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

We recognize transfers between levels of the fair value hierarchy at the end of the reporting period. Quarterly, we review any changes to our valuation methodologies to ensure they are appropriate and justified, and refine our valuation methodologies if more market-based data becomes available. The Fair Value Committee, which is governed by ALCO, oversees the valuation process. Various Working Groups that report to the Fair Value Committee analyze and approve the underlying assumptions and valuation adjustments. Changes in valuation methodologies for Level 1 and Level 2 instruments are presented to the Accounting Policy group for approval. Changes in valuation methodologies for Level 3 instruments are presented to the Fair Value Committee for approval. The Working Groups are discussed in more detail in the qualitative disclosures within this note and in Note 13 (“Acquisitions and Discontinued Operations”). Formal documentation of the fair valuation methodologies is prepared by the lines of business and support areas as appropriate. The documentation details the asset or liability class and related general ledger accounts, valuation techniques, fair value hierarchy level, market participants, accounting methods, valuation methodology, group responsible for valuations, and valuation inputs.

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

¿	Securities are classified as Level 3 when there is limited activity in the market for a particular instrument. To determine fair value in such cases, depending on the complexity of the valuations required, we use internal models based on certain assumptions or a third-party valuation service. At December 31, 2015, our Level 3 instruments consist of two convertible preferred securities. Our Strategy group is responsible for reviewing the valuation model and determining the fair value of these investments on a quarterly basis. The securities are valued using a cash flow analysis of the associated private company issuers. The valuations of the securities are negatively impacted by projected net losses of the associated private companies and positively impacted by projected net gains.

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

Private equity and mezzanine investments are classified as Level 3 assets since our judgment significantly influences the determination of fair value. Our Fund Management, Asset Management, and Accounting groups are responsible for reviewing the valuation models and determining the fair value of these investments on a quarterly basis. Direct investments in properties are initially valued based upon the transaction price. This amount is then adjusted to fair value based on current market conditions using the discounted cash flow method based on the expected investment exit date. The fair values of the assets are reviewed and adjusted quarterly. There were no significant direct equity and mezzanine investments at December 31, 2015, and December 31, 2014.

Consistent with accounting guidance, indirect investments are valued using a methodology that allows the use of statements from the investment manager to calculate net asset value per share. A primary input used in estimating fair value is the most recent value of the capital accounts as reported by the general partners of the funds in which we invest. The calculation to determine the investment’s fair value is based on our percentage ownership in the fund multiplied by the net asset value of the fund, as provided by the fund manager. Under the requirements of the Volcker Rule, we will be required to dispose of some or all of our indirect investments. As of December 31, 2015, management has not committed to a plan to sell these investments. Therefore, these investments continue to be valued using the net asset value per share methodology. For more information about the Volcker Rule, see the discussion under the heading “Other Regulatory Developments under the Dodd-Frank Act – ‘Volcker Rule’” in the section entitled “Supervision and Regulation” in Item 1 of this report.

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

The following table presents the fair value of our indirect investments and related unfunded commitments at December 31, 2015. We did not provide any financial support to investees related to our direct and indirect investments for the years ended December 31, 2015, and December 31, 2014.

December 31, 2015 in millions	Fair Value	Unfunded Commitments
INVESTMENT TYPE
Indirect investments
Passive funds (a)	$8	$1
Total	$8	$1

(a)	We invest in passive funds, which are multi-investor private equity funds. These investments can never be redeemed. Instead, distributions are received through the liquidation of the underlying investments in the funds. Some funds have no restrictions on sale, while others require investors to remain in the fund until maturity. The funds will be liquidated over a period of one to four years. The purpose of KREEC’s funding is to allow funds to make additional investments and keep a certain market value threshold in the funds. KREEC is obligated to provide financial support, as all investors are required, to fund based on their ownership percentage, as noted in the Limited Partnership Agreements.

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

Our direct investments include investments in debt and equity instruments of both private and public companies. When quoted prices are available in an active market for the identical direct investment, we use the quoted prices in the valuation process, and the related investments are classified as Level 1 assets. The valuation of our Level 2 investment includes a quoted price, which is adjusted by liquidity assumptions due to a contractual term of the investment. In most cases, quoted market prices are not available for our direct investments, and we must perform valuations using other methods. These direct investment valuations are an in-depth analysis of the condition of each investment and are based on the unique facts and circumstances related to each individual investment. There is a certain amount of subjectivity surrounding the valuation of these investments due to the combination of quantitative and qualitative factors that are used in the valuation models. Therefore, these direct investments are classified as Level 3 assets. The specific inputs used in the valuations of each type of direct investment are described below.

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

Our indirect investments are classified as Level 3 assets since our significant inputs are not observable in the marketplace. Indirect investments include primary and secondary investments in private equity funds engaged mainly in venture- and growth-oriented investing. These investments do not have readily determinable fair values. Indirect investments are valued using a methodology that is consistent with accounting guidance that allows us to estimate fair value based upon net asset value per share (or its equivalent, such as member units or an ownership interest in partners’ capital to which a proportionate share of net assets is attributed). The significant unobservable input used in estimating fair value is primarily the most recent value of the capital accounts as reported by the general partners of the funds in which we invest. Under the requirements of the Volcker Rule, we will be required to dispose of some or all of our indirect investments. As of December 31, 2015, management has not committed to a plan to sell these investments. Therefore, these investments continue to be valued using the net asset value per share methodology.

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

The following table presents the fair value of our direct and indirect principal investments and related unfunded commitments at December 31, 2015, as well as financial support provided for the years ended December 31, 2015, and December 31, 2014.

			Financial support provided
			Year ended December 31,
	December 31, 2015		2015		2014
in millions	Fair Value	Unfunded Commitments	Funded Commitments	Funded Other	Funded Commitments	Funded Other
INVESTMENT TYPE
Direct investments (a)	$69	—	—	$2	—	$3
Indirect investments (b)	235	$50	$8	—	$11	—
Total	$304	$50	$8	$2	$11	$3

(a)	Our direct investments consist of equity and debt investments directly in independent business enterprises. Operations of the business enterprises are handled by management of the portfolio company. The purpose of funding these enterprises is to provide financial support for business development and acquisition strategies. We infuse equity capital based on an initial contractual cash contribution and later from additional requests on behalf of the companies’ management.

(b)	Our indirect investments consist of buyout funds, venture capital funds, and fund of funds. These investments are generally not redeemable. Instead, distributions are received through the liquidation of the underlying investments of the fund. An investment in any one of these funds typically can be sold only with the approval of the fund’s general partners. We estimate that the underlying investments of the funds will be liquidated over a period of one to nine years. The purpose of funding our capital commitments to these investments is to allow the funds to make additional follow-on investments and pay fund expenses until the fund dissolves. We, and all other investors in the fund, are obligated to fund the full amount of our respective capital commitments to the fund based on our and their respective ownership percentages, as noted in the applicable Limited Partnership Agreement.

Other.    We had one indirect equity investment in the form of limited partnership units representing less than a five percent ownership interest in the equity. The investment was classified as a Level 3 asset since our significant inputs were not observable in the marketplace. This investment was valued using a methodology that was consistent with accounting guidance that allowed us to estimate fair value based upon net asset value per share (or its equivalent, such an ownership interest in partners’ capital to which a proportionate share of net asset is attributed). The significant unobservable input used in estimating fair value was primarily the most recent value of the capital account as reported by the general partner of the partnership in which we invested. Under the requirements of the Volcker Rule, we were required to dispose of this investment. Prior to December 31, 2015, the investment was redeemed. Additional information pertaining to the equity investment is included in the “Changes in Level 3 Fair Value Measurements” section of this Note.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are measured at fair value on a recurring basis in accordance with GAAP. The following tables present these assets and liabilities at December 31, 2015, and December 31, 2014.

December 31, 2015 in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Trading account assets:
U.S. Treasury, agencies and corporations	—	$704	—	$704
States and political subdivisions	—	25	—	25
Collateralized mortgage obligations	—	—	—	—
Other mortgage-backed securities	—	26	—	26
Other securities	$3	24	—	27
Total trading account securities	3	779	—	782
Commercial loans	—	6	—	6
Total trading account assets	3	785	—	788
Securities available for sale:
States and political subdivisions	—	14	—	14
Collateralized mortgage obligations	—	11,995	—	11,995
Other mortgage-backed securities	—	2,189	—	2,189
Other securities	3	—	$17	20
Total securities available for sale	3	14,198	17	14,218
Other investments:
Principal investments:
Direct	—	19	50	69
Indirect	—	—	235	235
Total principal investments	—	19	285	304
Equity and mezzanine investments:
Direct	—	—	—	—
Indirect	—	—	8	8
Total equity and mezzanine investments	—	—	8	8
Other	—	—	—	—
Total other investments	—	19	293	312
Derivative assets:
Interest rate	—	868	16	884
Foreign exchange	143	8	—	151
Commodity	—	444	—	444
Credit	—	4	2	6
Derivative assets	143	1,324	18	1,485
Netting adjustments (a)	—	—	—	(866)
Total derivative assets	143	1,324	18	619
Accrued income and other assets	—	1	—	1
Total assets on a recurring basis at fair value	$149	$16,327	$328	$15,938

LIABILITIES MEASURED ON A RECURRING BASIS
Bank notes and other short-term borrowings:
Short positions	—	$533	—	$533
Derivative liabilities:
Interest rate	—	563	—	563
Foreign exchange	$116	8	—	124
Commodity	—	433	—	433
Credit	—	5	$1	6
Derivative liabilities	116	1,009	1	1,126
Netting adjustments (a)	—	—	—	(494)
Total derivative liabilities	116	1,009	1	632
Accrued expense and other liabilities	—	1	—	1
Total liabilities on a recurring basis at fair value	$116	$1,543	$1	$1,166

(a)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Total derivative assets and liabilities include these netting adjustments.

December 31, 2014 in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Trading account assets:
U.S. Treasury, agencies and corporations	—	$555	—	$555
States and political subdivisions	—	38	—	38
Collateralized mortgage obligations	—	—	—	—
Other mortgage-backed securities	—	124	—	124
Other securities	$2	29	—	31
Total trading account securities	2	746	—	748
Commercial loans	—	2	—	2
Total trading account assets	2	748	—	750
Securities available for sale:
States and political subdivisions	—	23	—	23
Collateralized mortgage obligations	—	11,270	—	11,270
Other mortgage-backed securities	—	2,035	—	2,035
Other securities	22	—	$10	32
Total securities available for sale	22	13,328	10	13,360
Other investments:
Principal investments:
Direct	2	—	102	104
Indirect	—	—	302	302
Total principal investments	2	—	404	406
Equity and mezzanine investments:
Direct	—	—	—	—
Indirect	—	—	10	10
Total equity and mezzanine investments	—	—	10	10
Other	—	—	4	4
Total other investments	2	—	418	420
Derivative assets:
Interest rate	—	924	13	937
Foreign exchange	91	2	—	93
Commodity	—	608	—	608
Credit	—	2	3	5
Derivative assets	91	1,536	16	1,643
Netting adjustments (a)	—	—	—	(1,034)
Total derivative assets	91	1,536	16	609
Accrued income and other assets	—	—	—	—
Total assets on a recurring basis at fair value	$117	$15,612	$444	$15,139

LIABILITIES MEASURED ON A RECURRING BASIS
Bank notes and other short-term borrowings:
Short positions	—	$423	—	$423
Derivative liabilities:
Interest rate	—	644	—	644
Foreign exchange	$77	4	—	81
Commodity	—	594	—	594
Credit	—	6	$1	7
Derivative liabilities	77	1,248	1	1,326
Netting adjustments (a)	—	—	—	(542)
Total derivative liabilities	77	1,248	1	784
Accrued expense and other liabilities	—	—	—	—
Total liabilities on a recurring basis at fair value	$77	$1,671	$1	$1,207

(a)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Total derivative assets and liabilities include these netting adjustments.

Changes in Level 3 Fair Value Measurements

The following table shows the change in the fair values of our Level 3 financial instruments for the years ended December 31, 2015, and December 31, 2014. We mitigate the credit risk, interest rate risk, and risk of loss related to many of these Level 3 instruments by using securities and derivative positions classified as Level 1 or Level 2. Level 1 and Level 2 instruments are not included in the following table. Therefore, the gains or losses shown do not include the impact of our risk management activities.

in millions	Beginning of Period Balance	Gains (Losses) Included in Earnings			Purchases	Sales	Settlements	Transfers into Level 3	(d)		Transfers out of Level 3	(d)		End of Period Balance	(f)	Unrealized Gains (Losses) Included in Earnings
Year ended December 31, 2015
Securities available for sale
Other securities	$10	—			$7	—	—	—			—			$17		—
Other investments
Principal investments
Direct	102	$23	(b	)	5	$(61)	—	—			$(19)	(e	)	50		$3	(b	)
Indirect	302	30	(b	)	6	(103)	—	—			—			235		(33)	(b	)
Equity and mezzanine investments
Direct	—	2	(b	)	—	(2)	—	—			—			—		2	(b	)
Indirect	10	5	(b	)	—	(7)	—	—			—			8		5	(b	)
Other	4	—			—	—	$(4)	—			—			—		—
Derivative instruments (a)
Interest rate	13	2	(c	)	1	(1)	—	$10	(e	)	(9)	(e	)	16		—
Commodity	—	—			—	—	—	—			—			—		—
Credit	2	(12)	(c	)	—	—	11	—			—			1		—

in millions	Beginning of Period Balance	Gains (Losses) Included in Earnings			Purchases	Sales	Settlements	Transfers into Level 3	(d)		Transfers out of Level 3	(d)		End of Period Balance	(f)	Unrealized Gains (Losses) Included in Earnings
Year ended December 31, 2014
Securities available for sale
Other securities	—	—			$10	—	—	—			—			$10		—
Other investments
Principal investments
Direct	$141	$18	(b	)	1	$(58)	—	—			—			102		$13	(b	)
Indirect	413	57	(b	)	8	(176)	—	—			—			302		(26)	(b	)
Equity and mezzanine investments
Direct	—	—			—	—	—	—			—			—		—
Indirect	23	(1)	(b	)	—	(12)	—	—			—			10		(1)	(b	)
Other	4	—			—	—	—	—			—			4		—
Derivative instruments (a)
Interest rate	25	4	(c	)	4	(3)	—	$7	(e	)	$(24)	(e	)	13		—
Commodity	—	—			—	—	—	1	(e	)	(1)	(e	)	—		—
Credit	3	(17)	(c	)	—	—	$16	—			—			2		—

(a)	Amounts represent Level 3 derivative assets less Level 3 derivative liabilities.

(b)	Realized and unrealized gains and losses on principal investments are reported in “net gains (losses) from principal investing” on the income statement. Realized and unrealized losses on other and private equity and mezzanine investments are reported in “other income” on the income statement.

(c)	Realized and unrealized gains and losses on derivative instruments are reported in “corporate services income” and “other income” on the income statement.

(d)	Our policy is to recognize transfers into and transfers out of Level 3 as of the end of the reporting period.

(e)	Certain derivatives previously classified as Level 2 were transferred to Level 3 because Level 3 unobservable inputs became significant. Certain derivatives and other investments previously classified as Level 3 were transferred to Level 2 because Level 3 unobservable inputs became less significant.

(f)	There were no issuances for the years ended December 31, 2015, and December 31, 2014.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in accordance with GAAP. The adjustments to fair value generally result from the application of accounting guidance that requires assets and liabilities to be recorded at the lower of cost or fair value, or assessed for impairment. There were no liabilities measured at fair value on a nonrecurring basis at December 31, 2015, and December 31, 2014. The following table presents our assets measured at fair value on a nonrecurring basis at December 31, 2015, and December 31, 2014:

	December 31, 2015				December 31, 2014
in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A NONRECURRING BASIS
Impaired loans	—	—	—	—	—	—	$5	$5
Loans held for sale (a)	—	—	—	—	—	—	—	—
Accrued income and other assets	—	—	$7	$7	—	—	7	7
Total assets on a nonrecurring basis at fair value	—	—	$7	$7	—	—	$12	$12

(a)	During 2015, we transferred $62 million of commercial and consumer loans and leases at their current fair value from held-for-sale status to the held-to-maturity portfolio, compared to $11 million during 2014.

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

Loans held for sale.    Through a quarterly analysis of our loan portfolios held for sale, which include both performing and nonperforming loans, we determine any adjustments necessary to record the portfolios at the lower of cost or fair value in accordance with GAAP. Our analysis concluded that there were no loans held for sale adjusted to fair value at December 31, 2015, or December 31, 2014.

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

Goodwill and other intangible assets.    On a quarterly basis, we review impairment indicators to determine whether we need to evaluate the carrying amount of goodwill and other intangible assets assigned to Key Community Bank and Key Corporate Bank. We also perform an annual impairment test for goodwill. Accounting guidance permits an entity to first assess qualitative factors to determine whether additional goodwill impairment testing is required. However, we did not choose to utilize a qualitative assessment in our annual goodwill impairment testing performed during the fourth quarter of 2015. Fair value of our reporting units is determined using both an income approach (discounted cash flow method) and a market approach (using publicly traded company and recent transactions data), which are weighted equally.

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

Quantitative Information about Level 3 Fair Value Measurements

The range and weighted-average of the significant unobservable inputs used to fair value our material Level 3 recurring and nonrecurring assets at December 31, 2015, and December 31, 2014, along with the valuation techniques used, are shown in the following table:

December 31, 2015 dollars in millions	Fair Value of Level 3 Assets	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
Recurring
Other investments — principal investments — direct:	$50	Individual analysis of the condition of each investment
Debt instruments			EBITDA multiple	N/A (5.40)
Equity instruments of private companies			EBITDA multiple (where applicable)	5.40 - 6.70 (6.60)
Nonrecurring
Impaired loans (a)	—	Fair value of underlying collateral	Discount	00.00 - 34.00% (15.00%)
Goodwill	1,060	Discounted cash flow and market data	Earnings multiple of peers	10.30 - 17.80 (12.79)
			Equity multiple of peers	1.25 - 1.56 (1.43)
			Control premium	10.00 - 30.00% (19.18%)
			Weighted-average cost of capital	12.00 - 13.00% (12.54%)

(a)	Impaired loans are less than $1 million at December 31, 2015.

December 31, 2014 dollars in millions	Fair Value of Level 3 Assets	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
Recurring
Other investments — principal investments — direct:	$102	Individual analysis of the condition of each investment
Debt instruments			EBITDA multiple	5.40 - 6.00 (5.50)
Equity instruments of private companies			EBITDA multiple (where applicable)	5.50 - 6.20 (5.80)
			Revenue multiple (where applicable)	4.30 - 4.30 (4.30)
Nonrecurring
Impaired loans	5	Fair value of underlying collateral	Discount	10.00 - 64.00% (62.00%)
Goodwill	1,057	Discounted cash flow and market data	Earnings multiple of peers	11.40 - 15.90 (12.92)
			Equity multiple of peers	1.20 - 1.22 (1.21)
			Control premium	10.00 - 30.00% (19.70%)
			Weighted-average cost of capital	13.00 - 14.00% (13.52%)

Fair Value Disclosures of Financial Instruments

The levels in the fair value hierarchy ascribed to our financial instruments and the related carrying amounts at December 31, 2015, and December 31, 2014, are shown in the following table.

	December 31, 2015
		Fair Value
in millions	Carrying Amount	Level 1	Level 2	Level 3	Netting Adjustment		Total
ASSETS
Cash and short-term investments (a)	$3,314	$3,314	—	—	—		$3,314
Trading account assets (b)	788	3	$785	—	—		788
Securities available for sale (b)	14,218	3	14,198	$17	—		14,218
Held-to-maturity securities (c)	4,897	—	4,848	—	—		4,848
Other investments (b)	655	—	19	636	—		655
Loans, net of allowance (d)	59,080	—	—	57,508	—		57,508
Loans held for sale (b)	639	—	—	639	—		639
Derivative assets (b)	619	143	1,324	18	$(866)	(f)	619

LIABILITIES
Deposits with no stated maturity (a)	$65,527	—	$65,527	—	—		$65,527
Time deposits (e)	5,519	—	5,575	—	—		5,575
Short-term borrowings (a)	905	—	533	—	—		533
Long-term debt (e)	10,186	$9,987	420	—	—		10,407
Derivative liabilities (b)	632	116	1,009	$1	$(494	)(f)	632

	December 31, 2014
		Fair Value
in millions	Carrying Amount	Level 1	Level 2	Level 3	Netting Adjustment		Total
ASSETS
Cash and short-term investments (a)	$4,922	$4,922	—	—	—		$4,922
Trading account assets (b)	750	2	$748	—	—		750
Securities available for sale (b)	13,360	22	13,328	$10	—		13,360
Held-to-maturity securities (c)	5,015	—	4,974	—	—		4,974
Other investments (b)	760	2	—	758	—		760
Loans, net of allowance (d)	56,587	—	—	54,993	—		54,993
Loans held for sale (b)	734	—	—	734	—		734
Derivative assets (b)	609	91	1,536	16	$(1,034	)(f)	609

LIABILITIES
Deposits with no stated maturity (a)	$66,135	—	$66,135	—	—		$66,135
Time deposits (e)	5,863	$564	5,361	—	—		5,925
Short-term borrowings (a)	998	—	998	—	—		998
Long-term debt (e)	7,875	7,625	626	—	—		8,251
Derivative liabilities (b)	784	77	1,248	$1	$(542	)(f)	784

Valuation Methods and Assumptions

(a)	Fair value equals or approximates carrying amount. The fair value of deposits with no stated maturity does not take into consideration the value ascribed to core deposit intangibles.

(b)	Information pertaining to our methodology for measuring the fair values of these assets and liabilities is included in the sections entitled “Qualitative Disclosures of Valuation Techniques” and “Assets Measured at Fair Value on a Nonrecurring Basis” in this Note.

(c)	Fair values of held-to-maturity securities are determined by using models that are based on security-specific details, as well as relevant industry and economic factors. The most significant of these inputs are quoted market prices, interest rate spreads on relevant benchmark securities, and certain prepayment assumptions. We review the valuations derived from the models to ensure they are reasonable and consistent with the values placed on similar securities traded in the secondary markets.

(d)	The fair value of loans is based on the present value of the expected cash flows. The projected cash flows are based on the contractual terms of the loans, adjusted for prepayments and use of a discount rate based on the relative risk of the cash flows, taking into account the loan type, maturity of the loan, liquidity risk, servicing costs, and a required return on debt and capital. In addition, an incremental liquidity discount is applied to certain loans, using historical sales of loans during periods of similar economic conditions as a benchmark. The fair value of loans includes lease financing receivables at their aggregate carrying amount, which is equivalent to their fair value.

(e)	Fair values of time deposits and long-term debt are based on discounted cash flows utilizing relevant market inputs.

(f)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Total derivative assets and liabilities include these netting adjustments.

We use valuation methods based on exit market prices in accordance with applicable accounting guidance. We determine fair value based on assumptions pertaining to the factors that a market participant would consider in valuing the asset. A substantial portion of our fair value adjustments are related to liquidity. During 2014 and 2015, the fair values of our loan portfolios generally remained stable, primarily due to increasing liquidity in the loan markets. If we were to use different assumptions, the fair values shown in the preceding table could change. Also, because the applicable accounting guidance for financial instruments excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements, the fair value amounts shown in the table above do not, by themselves, represent the underlying value of our company as a whole.

Education lending business.    The discontinued education lending business consists of loans in portfolio (recorded at carrying value with appropriate valuation reserves) and loans in portfolio (recorded at fair value). All of these loans were excluded from the table above as follows:

¿	Loans at carrying value, net of allowance, of $1.8 billion ($1.5 billion at fair value) at December 31, 2015, and $2.1 billion ($1.8 billion at fair value) at December 31, 2014;

¿	Portfolio loans at fair value of $4 million at December 31, 2015, and $191 million at December 31, 2014.

These loans and securities are classified as Level 3 because we rely on unobservable inputs when determining fair value since observable market data is not available.

On September 30, 2014, we sold the residual interests in all of our outstanding education loan securitization trusts to a third party. With that transaction, in accordance with the applicable accounting guidance, we deconsolidated the securitization trusts and removed the trust assets and liabilities from our balance sheet at September 30, 2014. Additional information regarding the sale of the residual interests and deconsolidation of the securitization trusts is provided in Note 13.

Residential real estate mortgage loans.    Residential real estate mortgage loans with carrying amounts of $2.2 billion at December 31, 2015, and December 31, 2014, respectively, are included in “Loans, net of allowance” in the previous table.

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

	2015				2014
December 31, in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
States and political subdivisions	$14	—	—	14	$22	$1	—	$23
Collateralized mortgage obligations	12,082	$51	$138	$11,995	11,310	96	$136	11,270
Other mortgage-backed securities	2,193	11	15	2,189	2,004	32	1	2,035
Other securities	21	—	1	20	29	3	—	32
Total securities available for sale	$14,310	$62	$154	$14,218	$13,365	$132	$137	$13,360

HELD-TO-MATURITY SECURITIES
Collateralized mortgage obligations	$4,174	$5	$50	$4,129	$4,755	$15	$57	$4,713
Other mortgage-backed securities	703	—	4	699	240	1	—	241
Other securities	20	—	—	20	20	—	—	20
Total held-to-maturity securities	$4,897	$5	$54	$4,848	$5,015	$16	$57	$4,974

The following table summarizes our securities that were in an unrealized loss position as of December 31, 2015, and December 31, 2014.

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2015
Securities available for sale:
Collateralized mortgage obligations	$5,190	$43	$3,206	$96	$8,396	$139
Other mortgage-backed securities	1,670	15	—	—	1,670	15
Other securities (a)	—	—	3	—	3	—
Held-to-maturity:
Collateralized mortgage obligations	1,793	16	1,320	34	3,113	50
Other mortgage-backed securities	547	4	—	—	547	4
Other securities (b)	4	—	—	—	4	—
Total temporarily impaired securities	$9,204	$78	$4,529	$130	$13,733	$208

December 31, 2014
Securities available for sale:
Collateralized mortgage obligations	$3,019	$52	$2,932	$84	$5,951	$136
Other mortgage-backed securities	—	—	78	1	78	1
Other securities (a)	4	—	2	—	6	—
Held-to-maturity:
Collateralized mortgage obligations	1,005	11	1,994	46	2,999	57
Total temporarily impaired securities	$4,028	$63	$5,006	$131	$9,034	$194

(a)	Gross unrealized losses totaled less than $1 million for other securities available for sale as of December 31, 2015, and December 31, 2014.

(b)	Gross unrealized losses totaled less than $1 million for other securities held-to-maturity as of December 31, 2015.

At December 31, 2015, we had $139 million of gross unrealized losses related to 96 fixed-rate CMOs that we invested in as part of our overall A/LM strategy. These securities had a weighted-average maturity of 4.3 years at December 31, 2015. We also had $15 million of gross unrealized losses related to 35 other mortgage-backed securities positions, which had a weighted-average maturity of 2.9 years at December 31, 2015. Because these securities have a fixed interest rate, their fair value is sensitive to movements in market interest rates. These unrealized losses are considered temporary since we expect to collect all contractually due amounts from these securities. Accordingly, these investments were reduced to their fair value through OCI, not earnings.

We regularly assess our securities portfolio for OTTI. The assessments are based on the nature of the securities, the underlying collateral, the financial condition of the issuer, the extent and duration of the loss, our intent related to the individual securities, and the likelihood that we will have to sell securities prior to expected recovery.

The debt securities identified as other-than-temporarily impaired are written down to their current fair value. For those debt securities that we intend to sell, or more-likely-than-not will be required to sell, prior to the expected recovery of the amortized cost, the entire impairment (i.e., the difference between amortized cost and the fair value) is recognized in earnings. For those debt securities that we do not intend to sell, or more-likely-than-not will not be required to sell, prior to expected recovery, the credit portion of OTTI is recognized in earnings, while the remaining OTTI is recognized in equity as a component of AOCI on the balance sheet. As shown in the following table, we had less than $1 million of impairment losses recognized in earnings for the year ended December 31, 2015.

Year ended December 31, 2015

in millions
Balance at December 31, 2014	$4
Impairment recognized in earnings	—
Balance at December 31, 2015	$4

Realized gains and losses related to securities available for sale were as follows:

Year ended December 31 in millions	2015	2014(a)	2013(b)
Realized gains	$1	—	$1
Realized losses	1	—	—
Net securities gains (losses)	—	—	$1

(a)	Realized gains and losses totaled less than $1 million for the year ended December 31, 2014.

(b)	Realized losses totaled less than $1 million for the year ended December 31, 2013.

At December 31, 2015, securities available for sale and held-to-maturity securities totaling $6.1 billion were pledged to secure securities sold under repurchase agreements, to secure public and trust deposits, to facilitate access to secured funding, and for other purposes required or permitted by law.

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

	Securities Available for Sale		Held-to-Maturity Securities
December 31, 2015 in millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$283	$287	$9	$9
Due after one through five years	12,834	12,757	4,185	4,140
Due after five through ten years	1,190	1,171	645	641
Due after ten years	3	3	58	58
Total	$14,310	$14,218	$4,897	$4,848

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

The primary derivatives that we use are interest rate swaps, caps, floors, and futures; foreign exchange contracts; commodity derivatives; and credit derivatives. Generally, these instruments help us manage exposure to interest rate risk, mitigate the credit risk inherent in our loan portfolio, hedge against changes in foreign currency exchange rates, and meet client financing and hedging needs. As further discussed in this note:

¿	interest rate risk is the risk that the EVE or net interest income will be adversely affected by fluctuations in interest rates;

¿	credit risk is the risk of loss arising from an obligor’s inability or failure to meet contractual payment or performance terms; and

¿	foreign exchange risk is the risk that an exchange rate will adversely affect the fair value of a financial instrument.

Derivative assets and liabilities are recorded at fair value on the balance sheet, after taking into account the effects of bilateral collateral and master netting agreements. These agreements allow us to settle all derivative contracts held with a single counterparty on a net basis and to offset net derivative positions with related cash collateral, where applicable. As a result, we could have derivative contracts with negative fair values included in derivative assets on the balance sheet and contracts with positive fair values included in derivative liabilities.

At December 31, 2015, after taking into account the effects of bilateral collateral and master netting agreements, we had $67 million of derivative assets and a positive $23 million of derivative liabilities that relate to contracts entered into for hedging purposes. Our hedging derivative liabilities are in an asset position largely because we have contracts with positive fair values as a result of master netting agreements. As of the same date, after taking into account the effects of bilateral collateral and master netting agreements and a reserve for potential future losses, we had derivative assets of $552 million and derivative liabilities of $655 million that were not designated as hedging instruments.

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

Interest rate swaps were also used to hedge the floating-rate debt that funded fixed-rate leases entered into by our equipment finance line of business. These swaps were designated as cash flow hedges to mitigate the interest rate mismatch between the fixed-rate lease cash flows and the floating-rate payments on the debt. These hedge relationships were terminated during the quarter ended March 31, 2014.

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

Derivatives Not Designated in Hedge Relationships

On occasion, we enter into interest rate swap contracts to manage economic risks but do not designate the instruments in hedge relationships. Excluding contracts addressing customer exposures, the amount of derivatives hedging risks on an economic basis at December 31, 2015, was not significant.

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

We also enter into derivative contracts for other purposes, including:

¿	interest rate swap, cap, and floor contracts entered into generally to accommodate the needs of commercial loan clients;

¿	energy and base metal swap and option contracts entered into to accommodate the needs of clients;

¿	futures contracts and positions with third parties that are intended to offset or mitigate the interest rate or market risk related to client positions discussed above; and

¿	foreign exchange forward and option contracts entered into primarily to accommodate the needs of clients.

These contracts are not designated as part of hedge relationships.

Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments

The following table summarizes the fair values of our derivative instruments on a gross and net basis as of December 31, 2015, and December 31, 2014. The change in the notional amounts of these derivatives by type from December 31, 2014, to December 31, 2015, indicates the volume of our derivative transaction activity during 2015. The notional amounts are not affected by bilateral collateral and master netting agreements. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Where master netting agreements are not in effect or are not enforceable under bankruptcy laws, we do not adjust those derivative assets and liabilities with counterparties. Securities collateral related to legally enforceable master netting agreements is not offset on the balance sheet. Our derivative instruments are included in “derivative assets” or “derivative liabilities” on the balance sheet, as indicated in the following table:

	December 31, 2015			December 31, 2014
		Fair Value			Fair Value
in millions	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate	$18,917	$257	$15	$15,095	$272	$26
Foreign exchange	312	20	—	371	8	—
Total	19,229	277	15	15,466	280	26
Derivatives not designated as hedging instruments:
Interest rate	43,965	627	548	43,771	665	618
Foreign exchange	6,454	131	124	4,024	85	81
Commodity	1,144	444	433	1,544	608	594
Credit	632	6	6	512	5	7
Total	52,195	1,208	1,111	49,851	1,363	1,300
Netting adjustments (a)	—	(866)	(494)	—	(1,034)	(542)
Net derivatives in the balance sheet	71,424	619	632	65,317	609	784
Other collateral (b)	—	(91)	(204)	—	(155)	(241)
Net derivative amounts	$71,424	$528	$428	$65,317	$454	$543

(a)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance.

(b)	Other collateral represents the amount that cannot be used to offset our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance. The other collateral consists of securities and is exchanged under bilateral collateral and master netting agreements that allow us to offset the net derivative position with the related collateral. The application of the other collateral cannot reduce the net derivative position below zero. Therefore, excess other collateral, if any, is not reflected above.

Fair value hedges. Instruments designated as fair value hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. The effective portion of a change in the fair value of an instrument designated as a fair value hedge is recorded in earnings at the same time as a change in fair value of the hedged item, resulting in no effect on net income. The ineffective portion of a change in the fair value of such a hedging instrument is recorded in “other income” on the income statement with no corresponding offset. During the year ended December 31, 2015, we did not exclude any portion of these hedging instruments from the assessment of hedge effectiveness. While there is some immaterial ineffectiveness in our hedging relationships, all of our fair value hedges remained “highly effective” as of December 31, 2015.

The following table summarizes the pre-tax net gains (losses) on our fair value hedges for the years ended December 31, 2015, and December 31, 2014, and where they are recorded on the income statement.

	Year ended December 31, 2015
in millions	Income Statement Location of Net Gains (Losses)on Derivative	Net Gains (Losses) on Derivative	Hedged Item	Income Statement Location of Net Gains (Losses) on Hedged Item	Net Gains (Losses) on Hedged Item
Interest rate	Other income	$(20)	Long-term debt	Other income	$21	(a	)
Interest rate	Interest expense – Long-term debt	123
Total		$103			$21

	Year ended December 31, 2014
in millions	Income Statement Location of Net Gains (Losses) on Derivative	Net Gains (Losses) on Derivative	Hedged Item	Income Statement Location of Net Gains (Losses) on Hedged Item	Net Gains (Losses) on Hedged Item
Interest rate	Other income	$7	Long-term debt	Other income	$(5)	(a	)
Interest rate	Interest expense – Long-term debt	117
Total		$124			$(5)

(a)	Net gains (losses) on hedged items represent the change in fair value caused by fluctuations in interest rates.

Cash flow hedges. Instruments designated as cash flow hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. Initially, the effective portion of a gain or loss on a cash flow hedge is recorded as a component of AOCI on the balance sheet. This amount is subsequently reclassified into income when the hedged transaction affects earnings (e.g., when we pay variable-rate interest on debt, receive variable-rate interest on commercial loans, or sell commercial real estate loans). The ineffective portion of cash flow hedging transactions is included in “other income” on the income statement. During the year ended December 31, 2015, we did not exclude any portion of these hedging instruments from the assessment of hedge effectiveness. While there is some immaterial ineffectiveness in our hedging relationships, all of our cash flow hedges remained “highly effective” as of December 31, 2015.

Considering the interest rates, yield curves, and notional amounts as of December 31, 2015, we would expect to reclassify an estimated $26 million of after-tax net losses on derivative instruments from AOCI to income during the next 12 months for our cash flow hedges. In addition, we expect to reclassify approximately $1 million of net losses related to terminated cash flow hedges from AOCI to income during the next 12 months. As of December 31, 2015, the maximum length of time over which we hedge forecasted transactions is 13 years.

Net investment hedges.    We enter into foreign currency forward contracts to hedge our exposure to changes in the carrying value of our investments as a result of changes in the related foreign exchange rates. Instruments designated as net investment hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. Initially, the effective portion of a gain or loss on a net investment hedge is recorded as a component of AOCI on the balance sheet when the terms of the derivative match the notional and currency risk being hedged. The effective portion is subsequently reclassified into income when the hedged transaction affects earnings (e.g., when we dispose of or liquidate a foreign subsidiary). At December 31, 2015, AOCI reflected unrecognized after-tax gains totaling $41 million related to cumulative changes in the fair value of our net investment hedges, which offset the unrecognized after-tax foreign currency losses on net investment balances. The ineffective portion of net investment hedging transactions is included in “other income” on the income statement, but there was no net investment hedge ineffectiveness as of December 31, 2015. We did not exclude any portion of our hedging instruments from the assessment of hedge effectiveness during the year ended December 31, 2015.

The following table summarizes the pre-tax net gains (losses) on our cash flow and net investment hedges for the years ended December 31, 2015, and December 31, 2014, and where they are recorded on the income statement. The table includes the effective portion of net gains (losses) recognized in OCI during the period, the effective portion of net gains (losses) reclassified from OCI into income during the current period, and the portion of net gains (losses) recognized directly in income, representing the amount of hedge ineffectiveness.

	Year ended December 31, 2015
in millions	Net Gains (Losses) Recognized in OCI (Effective Portion)	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Income Statement Location of Net Gains (Losses) Recognized in Income (Ineffective Portion)	Net Gains (Losses) Recognized in Income (Ineffective Portion)
Cash Flow Hedges
Interest rate	$102	Interest income –Loans	$98	Other income	—
Interest rate	(2)	Interest expense –Long-term debt	(4)	Other income	—
Interest rate	1	Investment banking and debt placement fees	—	Other income	—
Net Investment Hedges
Foreign exchange contracts	38	Other Income	—	Other income	—
Total	$139		$94		—

	Year ended December 31, 2014
in millions	Net Gains (Losses) Recognized in OCI (Effective Portion)	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Income Statement Location of Net Gains (Losses) Recognized in Income (Ineffective Portion)	Net Gains (Losses) Recognized in Income (Ineffective Portion)
Cash Flow Hedges
Interest rate	$50	Interest income – Loans	$67	Other income	—
Interest rate	(8)	Interest expense – Long-term debt	(4)	Other income	—
Interest rate	(1)	Investment banking and debt placement fees	—	Other income	—
Net Investment Hedges
Foreign exchange contracts	27	Other Income	—	Other income	—
Total	$68		$63		—

The after-tax change in AOCI resulting from cash flow and net investment hedges is as follows:

in millions	December 31, 2014	2015 Hedging Activity	Reclassification of Gains to Net Income	December 31, 2015
AOCI resulting from cash flow and net investment hedges	$(8)	$87	$(59)	$20

Nonhedging instruments.  Our derivatives that are not designated as hedging instruments are recorded at fair value in “derivative assets” and “derivative liabilities” on the balance sheet. Adjustments to the fair values of these instruments, as well as any premium paid or received, are included in “corporate services income” and “other income” on the income statement.

The following table summarizes the pre-tax net gains (losses) on our derivatives that are not designated as hedging instruments for the years ended December 31, 2015, December 31, 2014, and December 31, 2013, and where they are recorded on the income statement.

	2015			2014			2013
Year ended December 31, in millions	Corporate Services Income	Other Income	Total	Corporate Services Income	Other Income	Total	Corporate Services Income	Other Income	Total
NET GAINS (LOSSES)
Interest rate	$28	—	$28	$16	—	$16	$17	—	$17
Foreign exchange	36	—	36	34	—	34	38	—	38
Commodity	5	—	5	6	—	6	5	—	5
Credit	(1)	$(15)	(16)	—	$(21)	(21)	1	$(15)	(14)
Total net gains (losses)	$68	$(15)	$53	$56	$(21)	$35	$61	$(15)	$46

Counterparty Credit Risk

Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected positive replacement value of the contracts. We use several means to mitigate and manage exposure to credit risk on derivative contracts. We generally enter into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with a single counterparty in the event of default. Additionally, we monitor counterparty credit risk exposure on each contract to determine appropriate limits on our total credit exposure across all product types. We review our collateral positions on a daily basis and exchange collateral with our counterparties in accordance with standard ISDA documentation, central clearing rules, and other related agreements. We generally hold collateral in the form of cash and highly rated securities issued by the U.S. Treasury, government-sponsored enterprises, or GNMA. The cash collateral netted against derivative assets on the balance sheet totaled $377 million at December 31, 2015, and $518 million at December 31, 2014. The cash collateral netted against derivative liabilities totaled $5 million at December 31, 2015, and $26 million at December 31, 2014. The relevant agreements that allow us to access the central clearing organizations to clear derivative transactions are not considered to be qualified master netting agreements. Therefore, we cannot net derivative contracts or offset those contracts with related cash collateral with these counterparties. At December 31, 2015, we posted $143 million of cash collateral with clearing organizations and held $6 million of cash collateral from clearing organizations. At December 31, 2014, we posted $56 million of cash collateral with clearing organizations and did not hold any cash collateral from clearing organizations. This additional cash collateral is included in “accrued income and other assets” and “accrued expense and other liabilities” on the balance sheet.

The following table summarizes our largest exposure to an individual counterparty at the dates indicated.

December 31, in millions	2015	2014
Largest gross exposure (derivative asset) to an individual counterparty	$158	$133
Collateral posted by this counterparty	85	100
Derivative liability with this counterparty	74	31
Collateral pledged to this counterparty	—	—
Net exposure after netting adjustments and collateral	(1)	2

The following table summarizes the fair value of our derivative assets by type at the dates indicated. These assets represent our gross exposure to potential loss after taking into account the effects of bilateral collateral and master netting agreements and other means used to mitigate risk.

December 31, in millions	2015	2014
Interest rate	$628	$607
Foreign exchange	66	41
Commodity	298	478
Credit	4	1
Derivative assets before collateral	996	1,127
Less: Related collateral	377	518
Total derivative assets	$619	$609

We enter into derivative transactions with two primary groups: broker-dealers and banks, and clients. Since these groups have different economic characteristics, we have different methods for managing counterparty credit exposure and credit risk.

We enter into transactions with broker-dealers and banks for various risk management purposes. These types of transactions generally are high dollar volume. We generally enter into bilateral collateral and master netting agreements with these counterparties. We began clearing certain types of derivative transactions with these counterparties in June 2013, whereby the central clearing organizations become our counterparties subsequent to novation of the original derivative contracts. In addition, we began entering into derivative contracts through swap execution facilities during the first quarter of 2014. The swap clearing and swap trade execution requirements were mandated by the Dodd-Frank Act for the purpose of reducing counterparty credit risk and increasing transparency in the derivative market. At December 31, 2015, we had gross exposure of $780 million to broker-dealers and banks. We had net exposure of $188 million after the application of master netting agreements and cash collateral, where such qualifying agreements exist. We had net exposure of $76 million after considering $112 million of additional collateral held in the form of securities.

We enter into transactions with clients to accommodate their business needs. These types of transactions generally are low dollar volume. We generally enter into master netting agreements with these counterparties. In addition, we mitigate our overall portfolio exposure and market risk by buying and selling U.S. Treasuries and Eurodollar futures and entering into offsetting positions and other derivative contracts, sometimes with entities other than broker-dealers and banks. Due to the smaller size and magnitude of the individual contracts with clients, we generally do not exchange collateral in connection with these derivative transactions. To address the risk of default associated with the uncollateralized contracts, we have established a credit valuation adjustment (included in “derivative assets”) in the amount of $8 million at December 31, 2015, which we estimate to be the potential future losses on amounts due from client counterparties in the event of default. At December 31, 2015, we had gross exposure of $469 million to client counterparties and other entities that are not broker-dealers or banks for derivatives that have associated master netting agreements. We had net exposure of $431 million on our derivatives with these counterparties after the application of master netting agreements, collateral, and the related reserve. In addition, the derivatives for one counterparty were guaranteed by a third party with a letter of credit totaling $30 million.

Credit Derivatives

We are both a buyer and seller of credit protection through the credit derivative market. We purchase credit derivatives to manage the credit risk associated with specific commercial lending and swap obligations as well as exposures to debt securities. We may also sell credit derivatives, mainly single-name credit default swaps, to offset our purchased credit default swap positions prior to maturity.

The following table summarizes the fair value of our credit derivatives purchased and sold by type as of December 31, 2015, and December 31, 2014. The fair value of credit derivatives presented below does not take into account the effects of bilateral collateral or master netting agreements.

December 31, in millions	2015			2014
	Purchased	Sold	Net	Purchased	Sold	Net
Single-name credit default swaps	$(3)	—	$(3)	$(3)	—	$(3)
Traded credit default swap indices	4	—	4	1	—	1
Other (a)	—	$(1)	(1)	—	—	—
Total credit derivatives	$1	$(1)	—	$(2)	—	$(2)

(a)	As of December 31, 2014, the fair value of other credit derivatives sold totaled less than $1 million.

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

The following table provides information on the types of credit derivatives sold by us and held on the balance sheet at December 31, 2015, and December 31, 2014. The notional amount represents the maximum amount that the seller could be required to pay. The payment/performance risk assessment is based on the default probabilities for the underlying reference entities’ debt obligations using a Moody’s credit ratings matrix known as Moody’s “Idealized” Cumulative Default Rates. The payment/performance risk shown in the table represents a weighted-average of the default probabilities for all reference entities in the respective portfolios. These default probabilities are directly correlated to the probability that we will have to make a payment under the credit derivative contracts.

	2015				2014
December 31, dollars in millions	Notional Amount	Average Term (Years)	Payment / Performance Risk		Notional Amount	Average Term (Years)	Payment / Performance Risk
Single-name credit default swaps	—	—	—		$5	.72	.87%
Other	$5	2.67	14.46	%	6	2.89	9.58
Total credit derivatives sold	$5	—	—		$11	—	—

Credit Risk Contingent Features

We have entered into certain derivative contracts that require us to post collateral to the counterparties when these contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to our long-term senior unsecured credit ratings with Moody’s and S&P. Collateral requirements also are based on minimum transfer amounts, which are specific to each Credit Support Annex (a component of the ISDA Master Agreement) that we have signed with the counterparties. In a limited number of instances, counterparties have the right to terminate their ISDA Master Agreements with us if our ratings fall below a certain level, usually investment-grade level (i.e., “Baa3” for Moody’s and “BBB-” for S&P). At December 31, 2015, KeyBank’s rating was “A3” with Moody’s and “A-” with S&P, and KeyCorp’s rating was “Baa1” with Moody’s and “BBB+” with S&P. As of December 31, 2015, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our ratings) held by KeyBank that were in a net liability position totaled $211 million, which includes $199 million in derivative assets and $410 million in derivative liabilities. We had $208 million in cash and securities collateral posted to cover those positions as of December 31, 2015. The aggregate fair value of all derivative contracts with credit risk contingent features held by KeyCorp as of December 31, 2015, that were in a net liability position totaled $7 million, which consists solely of derivative liabilities. We had $7 million in collateral posted to cover those positions as of December 31, 2015.

The following table summarizes the additional cash and securities collateral that KeyBank would have been required to deliver under the ISDA Master Agreements had the credit risk contingent features been triggered for the derivative contracts in a net liability position as of December 31, 2015, and December 31, 2014. The additional collateral amounts were calculated based on scenarios under which KeyBank’s ratings are downgraded one, two, or three ratings as of December 31, 2015, and December 31, 2014, and take into account all collateral already posted. A similar calculation was performed for KeyCorp, and no additional collateral would have been required as of December 31, 2015, while additional collateral of less than $1 million as of December 31, 2014, would have been required. For more information about the credit ratings for KeyBank and KeyCorp, see the discussion under the heading “Factors affecting liquidity” in the section entitled “Liquidity risk management” in Item 7 of this report.

December 31, in millions	2015		2014
	Moody’s	S&P	Moody’s	S&P
KeyBank’s long-term senior unsecured credit ratings	A3	A-	A3	A-
One rating downgrade	$2	$2	$1	$1
Two rating downgrades	2	2	1	1
Three rating downgrades	4	4	3	3

KeyBank’s long-term senior unsecured credit rating was four ratings above noninvestment grade at Moody’s and S&P as of December 31, 2015, and December 31, 2014. If KeyBank’s ratings had been downgraded below investment grade as of December 31, 2015, and December 31, 2014, payments of up to $5 million would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted. If KeyCorp’s ratings had been downgraded below investment grade as of December 31, 2015, and December 31, 2014, payments of less than $1 million would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted.

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

Year ended December 31, in millions	2015	2014
Balance at beginning of period	$323	$332
Servicing retained from loan sales	55	38
Purchases	38	51
Amortization	(94)	(98)
Balance at end of period	$322	$323

Fair value at end of period	$423	$417

The fair value of mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The range and weighted-average of the significant unobservable inputs used to fair value our mortgage servicing assets at December 31, 2015, and December 31, 2014, along with the valuation techniques, are shown in the following table:

December 31, 2015 dollars in millions	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
Mortgage servicing assets	Discounted cash flow	Prepayment speed	1.90 - 17.20%(4.60%)
		Expected defaults	1.00 - 3.00%(1.70%)
		Residual cash flows discount rate	7.00 - 15.00%(7.80%)
		Escrow earn rate	1.00 - 3.50%(2.30%)
		Servicing cost	$150 - $2,700($1,215)
		Loan assumption rate	0.00 - 3.00%(1.34%)
		Percentage late	0.00 - 2.00%(0.33%)

December 31, 2014 dollars in millions	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
Mortgage servicing assets	Discounted cash flow	Prepayment speed	1.30 - 12.70%(4.00%)
		Expected defaults	1.00 - 3.00%(1.90%)
		Residual cash flows discount rate	7.00 - 15.00%(7.80%)
		Escrow earn rate	0.70 - 3.10%(1.90%)
		Servicing cost	$150 - $2,748($1,075)
		Loan assumption rate	0.20 - 3.00%(1.50%)
		Percentage late	0.00 - 2.00%(0.32%)

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

Contractual fee income from servicing commercial mortgage loans totaled $48 million for the year ended December 31, 2015, $46 million for the year ended December 31, 2014, and $58 million for the year ended December 31, 2013. We have elected to account for servicing assets using the amortization method. The amortization of servicing assets is determined in proportion to, and over the period of, the estimated net servicing income. The amortization of servicing assets for each period, as shown in the table at the beginning of this note, is recorded as a reduction to fee income. Both the contractual fee income and the amortization are recorded in “mortgage servicing fees” on the income statement.

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

Our annual goodwill impairment testing is performed as of October 1 each year. On that date in 2015, we determined that the estimated fair value of the Key Community Bank unit was 52% greater than its carrying amount; in 2014, the excess was 26%. On that date in 2015, we determined that the estimated fair value of the Key Corporate Bank unit was 27% greater than its carrying amount; in 2014, the excess was 16%. If actual results, market conditions, and economic conditions were to differ from the assumptions and data used in this goodwill impairment testing, the estimated fair value of the Key Community Bank and Key Corporate Bank units could change. The carrying amounts of the Key Community Bank and Key Corporate Bank units represent the average equity based on risk-weighted regulatory capital for goodwill impairment testing and management reporting purposes.

Based on our quarterly review of impairment indicators during 2015 and 2014, it was not necessary to perform further reviews of goodwill recorded in our Key Community Bank or Key Corporate Bank units. We will continue to monitor the Key Community Bank and Key Corporate Bank units as appropriate since it is particularly dependent upon economic conditions that impact consumer credit risk and behavior.

Changes in the carrying amount of goodwill by reporting unit are presented in the following table.

in millions	Key Community Bank	Key Corporate Bank	Total
BALANCE AT DECEMBER 31, 2013	$979	—	$979
Impairment losses based on results of interim impairment testing	—	—	—
Acquisition of Pacific Crest Securities	—	$78	78
BALANCE AT DECEMBER 31, 2014	979	78	1,057
Impairment losses based on results of interim impairment testing	—	—	—
Tax adjustment resulting from Pacific Crest Securities acquisition	—	3	3
BALANCE AT DECEMBER 31, 2015	$979	$81	$1,060

The acquisition of Pacific Crest Securities during the third quarter of 2014 resulted in a $78 million increase in the goodwill recorded in the Key Corporate Bank unit. Approximately $72 million of the goodwill was allocated to KBCM in the second quarter of 2015, when Pacific Crest Securities was fully merged into KBCM. During the third quarter of 2015, goodwill increased $3 million to account for a tax item associated with the business combination. Additional information regarding the acquisition is provided in Note 13 (“Acquisitions and Discontinued Operations”).

As of December 31, 2015, we expected goodwill in the amount of $96 million to be deductible for tax purposes in future periods.

There were no accumulated impairment losses related to the Key Community Bank unit or the Key Corporate Bank unit at December 31, 2015, December 31, 2014, and December 31, 2013.

The following table shows the gross carrying amount and the accumulated amortization of intangible assets subject to amortization.

	2015		2014
December 31, in millions	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Core deposit intangibles	$105	$91	$105	$82
PCCR intangibles	136	91	136	69
Other intangible assets (a)	76	70	148	137
Total	$317	$252	$389	$288

(a)	Carrying amount and accumulated amortization excludes $18 million each at December 31, 2015, and December 31, 2014, related to the discontinued operations of Austin and the sale of Victory.

As a result of the acquisition of Pacific Crest Securities on September 3, 2014, intangible assets were recognized at their acquisition date fair value of $13 million. These intangible assets are being amortized on a straight line basis over an average useful life of five years.

Intangible asset amortization expense was $36 million for 2015, $39 million for 2014, and $44 million for 2013. Estimated amortization expense for intangible assets for each of the next five years is as follows: 2016 — $28 million; 2017 — $19 million; 2018 — $11 million; 2019 — $5 million; and 2020 — $1 million.

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

On September 30, 2014, we sold the residual interests in all of our outstanding education loan securitization trusts and, therefore, no longer have a significant interest in those trusts. We deconsolidated the securitization trusts as of September 30, 2014, and removed the trust assets and liabilities from our balance sheet. Further information regarding these education loan securitization trusts is provided in Note 13 (“Acquisitions and Discontinued Operations”) under the heading “Education lending.”

LIHTC investments.    Through KCDC, we have made investments directly and indirectly in LIHTC operating partnerships formed by third parties. As a limited partner in these operating partnerships, we are allocated tax credits and deductions associated with the underlying properties. We have determined that we are not the primary beneficiary of these investments because the general partners have the power to direct the activities that most significantly influence the economic performance of their respective partnerships and have the obligation to absorb expected losses and the right to receive residual returns. As we are not the primary beneficiary of these investments, we do not consolidate them.

Our maximum exposure to loss in connection with these partnerships consists of our unamortized investment balance plus any unfunded equity commitments and tax credits claimed but subject to recapture. We had $1.1 billion and $958 million of investments in LIHTC operating partnerships at December 31, 2015, and December 31, 2014, respectively. These investments are recorded in “accrued income and other assets” on our balance sheet. We do not have any loss reserves recorded related to these investments because we believe the likelihood of any loss is remote. For all legally binding unfunded equity commitments, we increase our recognized investment and recognize a liability. As of December 31, 2015, and December 31, 2014, we had liabilities of $410 million and $309 million, respectively, related to investments in qualified affordable housing projects, which are recorded in “accrued expenses and other liabilities” on our balance sheet. We continue to invest in these LIHTC operating partnerships.

The assets and liabilities presented in the table below convey the size of KCDC’s direct and indirect investments at December 31, 2015, and December 31, 2014. As these investments represent unconsolidated VIEs, the assets and liabilities of the investments themselves are not recorded on our balance sheet. During 2015, we noted that not all of KCDC’s unconsolidated VIEs were captured in the table below. As a result, the amounts in the table were revised to incorporate all of KCDC’s unconsolidated VIEs for the year ended December 31, 2014. Because our LIHTC investments were appropriately accounted for, these revisions did not impact our financial condition or results of operations for the year ended December 31, 2014.

	Unconsolidated VIEs
in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
December 31, 2015
LIHTC investments	$4,914	$1,368	$1,332
December 31, 2014
LIHTC investments	$4,362	$887	$1,157

We amortize our LIHTC investments over the period that we expect to receive the tax benefits. In 2015, we recognized $115 million of amortization and $134 million of tax credits associated with these investments within “income taxes” on our income statement. In 2014, we recognized $99 million of amortization and $114 million of tax credits associated with these investments within “income taxes” on our income statement.

Other unconsolidated VIEs.    We are involved with other various entities in the normal course of business which we have determined to be VIEs. We have determined that we are not the primary beneficiary of these partnerships because the general partners have the power to direct the activities that most significantly impact their economic performance. Assets associated with these unconsolidated VIEs totaled $172 million at December 31, 2015, and $188 million at December 31, 2014. These assets are recorded in “accrued income and other assets,” “other investments,” “loans,” and “securities available for sale” on our balance sheet. Liabilities associated with these unconsolidated VIEs totaled less than $1 million at both December 31, 2015, and December 31, 2014, and are recorded in “accrued expenses and other liabilities” on our balance sheet.

Consolidated VIEs.    Prior to 2004, KAHC formed limited partnership funds that invested in LIHTC operating partnerships. Interests in these funds were offered in syndication to qualified investors who paid a fee to KAHC for a guaranteed return. We also earned syndication fees from the guaranteed funds and continue to earn asset management fees. While we have neither formed new guaranteed funds nor added LIHTC partnerships to the existing funds since October 2003, we continue to act as asset manager and provide occasional funding to existing funds under a guarantee obligation. As a result of this guarantee obligation, we have determined that we are the primary beneficiary of these guaranteed funds and have consolidated them. The guaranteed funds’ assets totaled $1 million at both December 31, 2015, and December 31, 2014, and can only be used to settle the funds’ obligations. The guaranteed funds liabilities totaled $1 million at both December 31, 2015, and December 31, 2014, and neither creditors nor equity investors in these funds have any recourse to our general credit. Information regarding our maximum potential undiscounted future payments in connection with these guaranteed funds is included in Note 20 (“Commitments, Contingent Liabilities and Guarantees”) under the heading “Return guarantee agreement with LIHTC investors.”

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

12. Income Taxes

Income taxes included in the income statement are summarized below. We file a consolidated federal income tax return.

Year ended December 31, in millions	2015	2014	2013
Currently payable:
Federal	$337	$288	$216
State	42	33	26
Total currently payable	379	321	242
Deferred:
Federal	(69)	16	39
State	(7)	(11)	(10)
Total deferred	(76)	5	29
Total income tax (benefit) expense (a)	$303	$326	$271

(a)	There was no income tax (benefit) expense on securities transactions in 2015 and 2014. The income tax (benefit) expense on securities transactions totaled $1 million in 2013. Income tax expense excludes equity- and gross receipts-based taxes, which are assessed in lieu of an income tax in certain states in which we operate. These taxes, which are recorded in “noninterest expense” on the income statement, totaled $16 million in 2015, $17 million in 2014, and $23 million in 2013.

Significant components of our deferred tax assets and liabilities included in “accrued income and other assets” and “accrued expense and other liabilities,” respectively, on the balance sheet, are as follows:

December 31, in millions	2015	2014
Allowance for loan and lease losses	$327	$316
Employee benefits	268	251
Net unrealized securities losses	48	17
Federal credit carryforwards	88	96
State net operating losses and credits	5	9
Other	341	312
Gross deferred tax assets	1,077	1,001
Total deferred tax assets	1,077	1,001

Leasing transactions	651	682
Other	127	125
Total deferred tax liabilities	778	807
Net deferred tax assets (liabilities) (a)	$299	$194

(a)	From continuing operations

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

At December 31, 2015, we had a gross federal credit carryforward of $91 million. Additionally, we had state net operating loss carryforwards of $37 million and state credit carryforwards of $3 million, resulting in a net state deferred tax asset of $4.3 million. These carryforwards are subject to limitations imposed by tax laws and, if not utilized, will gradually expire through 2031.

The following table shows how our total income tax expense (benefit) and the resulting effective tax rate were derived:

Year ended December 31, dollars in millions	2015		2014		2013
	Amount	Rate	Amount	Rate	Amount	Rate
Income (loss) before income taxes times 35% statutory federal tax rate	$428	35.0%	$445	35.0%	$399	35.0%
Amortization of tax-advantaged investments	81	6.7	69	5.4	63	5.5
Foreign tax adjustments	(1)	(.1)	10	.8	(4)	(.3)
Reduced tax rate on lease financing income	5	.4	(3)	(.2)	(13)	(1.2)
Tax-exempt interest income	(18)	(1.5)	(16)	(1.3)	(15)	(1.3)
Corporate-owned life insurance income	(45)	(3.6)	(41)	(3.2)	(42)	(3.7)
Interest refund (net of federal tax benefit)	—	—	(1)	(.1)	(1)	(.1)
State income tax, net of federal tax benefit	22	1.8	15	1.1	10	.9
Tax credits	(155)	(12.7)	(134)	(10.5)	(130)	(11.4)
Other	(14)	(1.2)	(18)	(1.4)	4	.3
Total income tax expense (benefit)	$303	24.8%	$326	25.6%	$271	23.7%

Liability for Unrecognized Tax Benefits

The change in our liability for unrecognized tax benefits is as follows:

Year ended December 31, in millions	2015	2014
Balance at beginning of year	$6	$6
Increase for other tax positions of prior years	7	—
Decrease related to other settlements with taxing authorities	(1)	—
Balance at end of year	$12	$6

Each quarter, we review the amount of unrecognized tax benefits recorded in accordance with the applicable accounting guidance. Any adjustment to unrecognized tax benefits is recorded in income tax expense. The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate was $12 million at December 31, 2015, and $6 million at December 31, 2014. We do not currently anticipate that the amount of unrecognized tax benefits will significantly change over the next 12 months.

As permitted under the applicable accounting guidance, it is our policy to record interest and penalties related to unrecognized tax benefits in income tax expense. We recorded net interest expense of $.6 million in 2015, net interest credits of $10.6 million in 2014, and $1.4 million in 2013. We recovered state tax penalties of $.3 million in 2015 and $.2 million in 2013. We did not recover any state tax penalties in 2014. At December 31, 2015, we had an accrued interest payable of $.9 million, compared to $1.2 million at December 31, 2014. Our liability for accrued state tax penalties was $1 million at December 31, 2015, and $.3 million at December 31, 2014.

The amount of unrecognized tax benefits to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if certain criteria are met at December 31, 2015, and December 31, 2014, are $2.7 million and $1 million, respectively.

We file federal income tax returns, as well as returns in various state and foreign jurisdictions. We are subject to income tax examination by the IRS for the tax years 2013 and forward. Currently, we are not under audit for the tax years 2013 and forward. We are not subject to income tax examinations by other tax authorities for years prior to 2006.

13. Acquisitions and Discontinued Operations

Acquisitions

First Niagara Financial Group, Inc.    On October 30, 2015, we announced that KeyCorp entered into a definitive agreement and plan of merger (“Agreement”) pursuant to which it will acquire all of the outstanding capital stock of First Niagara. Under the terms of the Agreement, at the effective time of the merger, each share of First Niagara common stock will be converted into the right to receive (i) 0.680 of a share of KeyCorp common stock and (ii) $2.30 in cash. The exchange ratio of KeyCorp stock for First Niagara stock is fixed and will not adjust based on changes in KeyCorp’s share trading price. First Niagara equity awards outstanding immediately prior to the effective time of the merger will be converted into equity awards for KeyCorp common stock as provided in the Agreement. Each share of First Niagara’s Fixed-to-Floating Rate Perpetual Non-Cumulative Preferred Stock, Series B, will be converted into a share of a newly created series of preferred stock of KeyCorp having substantially the same terms as First Niagara’s preferred stock. Based on the closing price of KeyCorp common shares on Thursday, October 29, 2015, of $13.38 and assuming First Niagara has 356.272 million shares outstanding on a fully-diluted basis, the value of the total consideration to be paid by KeyCorp pursuant to the Agreement is approximately $4.1 billion.

The merger is currently expected to be completed during the third quarter of 2016 and is subject to customary closing conditions including the approval of regulators and the shareholders of both KeyCorp and First Niagara.

As of December 31, 2015, First Niagara, headquartered in Buffalo, New York, had approximately 390 branches with $40 billion of total assets and $29 billion of deposits.

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

The components of “income (loss) from discontinued operations, net of taxes” for the education lending business are as follows:

Year ended December 31, in millions	2015	2014	2013
Net interest income	$36	$77	$105
Provision for credit losses	21	21	20
Net interest income after provision for credit losses	15	56	85
Noninterest income	4	(111)	(136)
Noninterest expense	17	24	28
Income (loss) before income taxes	2	(79)	(79)
Income taxes	1	(30)	(29)
Income (loss) from discontinued operations, net of taxes (a)	$1	$(49)	$(50)

(a)	Includes after-tax charges of $23 million, $32 million, and $40 million for the years ended December 31, 2015, December 31, 2014, and December 31, 2013, respectively, determined by applying a matched funds transfer pricing methodology to the liabilities assumed necessary to support the discontinued operations.

The discontinued assets of our education lending business included on the balance sheet are as follows. There were no discontinued liabilities for the periods presented below.

December 31, in millions	2015	2014
Held-to-maturity securities	$1	$1
Portfolio loans at fair value	4	191
Loans, net of unearned income (a)	1,824	2,104
Less: Allowance for loan and lease losses	28	29
Net loans	1,800	2,266
Accrued income and other assets	30	38
Total assets	$1,831	$2,305

(a)	At December 31, 2015, and December 31, 2014, unearned income was less than $1 million.

The discontinued education lending business consisted of loans in portfolio (recorded at fair value) and loans in portfolio (recorded at carrying value with appropriate valuation reserves). As of June 30, 2015, we decided to sell the portfolio loans that are recorded at fair value, which were subsequently sold during the fourth quarter of 2015. The assets and liabilities in the securitization trusts (recorded at fair value) were removed with the deconsolidation of the securitization trusts on September 30, 2014.

At December 31, 2015, education loans included 1,901 TDRs with a recorded investment of approximately $21 million (pre-modification and post-modification). A specifically allocated allowance of $2 million was assigned to these loans as of December 31, 2015. At December 31, 2014, education loans included 1,612 TDRs with a recorded investment of approximately $17 million (pre-modification and post-modification). A specifically allocated allowance of $1 million was assigned to these loans as of December 31, 2014. At December 31, 2013, education loans included 1,041 TDRs with a recorded investment of approximately $13 million (pre-modification and post-modification). A specifically allocated allowance of $1 million was assigned to these loans at December 31, 2013. There have been no significant payment defaults. There are no significant commitments outstanding to lend additional funds to these borrowers. Additional information regarding TDR classification and ALLL methodology is provided in Note 5 (“Asset Quality”).

In the past, as part of our education lending business model, we originated and securitized education loans. The process of securitization involved taking a pool of loans from our balance sheet and selling them to a bankruptcy-

remote qualifying special purpose entity, or trust. This trust then issued securities to investors in the capital markets to raise funds to pay for the loans. The cash flows generated from the loans pays holders of the securities issued. As the transferor, we retained a portion of the risk in the form of a residual interest and also retained the right to service the securitized loans and receive servicing fees.

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

In June 2015, we transferred $179 million of loans that were previously purchased from three of the outstanding securitizations trusts pursuant to the legal terms of those particular trusts to held for sale and accounted for them at fair value. These portfolio loans held for sale were valued based on indicative bids to sell the loans. These portfolio loans were previously valued using an internal discounted cash flow model, which was affected by assumptions for defaults, loss severity, discount rates, and prepayments. These loans were considered Level 3 assets since we relied on unobservable inputs when determining their fair value. Our valuation process for these loans prior to June 2015, as well as the trust loans and securities prior to the sale of the residual interests in September 2014, is discussed in more detail below. On October 29, 2015, government-guaranteed loans were sold for $117 million. On December 8, 2015, private loans were sold for $45 million. The gain on the sale of these loans was $1 million. The remaining portfolio loans held for sale, totaling $4 million, were reclassified to portfolio loans at fair value at December 31, 2015. Portfolio loans accounted for at fair value were $191 million at December 31, 2014.

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

Corporate Treasury, within our Finance area, was responsible for the quarterly valuation process that previously determined the fair value of our student loans held in portfolio that were accounted for at fair value and for our loans and securities in our education loan securitization trusts. Corporate Treasury provided these fair values to a Working Group Committee (the “Working Group”) comprising representatives from the line of business, Credit and Market Risk Management, Accounting, Business Finance (part of our Finance area), and Corporate Treasury. The Working Group is a subcommittee of the Fair Value Committee that is discussed in more detail in Note 6 (“Fair Value Measurements”). The Working Group reviewed all significant inputs and assumptions and approved the resulting fair values.

The Working Group reviewed actual performance trends of the loans on a quarterly basis and used statistical analysis and qualitative measures to determine assumptions for future performance. Predictive models that incorporate delinquency and charge-off trends along with economic outlooks assisted the Working Group to forecast future defaults. The Working Group used this information to formulate the credit outlook related to the loans. Higher projected defaults, fewer expected recoveries, elevated prepayment speeds, and higher discount rates would be expected to result in a lower fair value of the portfolio loans. Default expectations and discount rate changes had the most significant impact on the fair values of the loans. Increased cash flow uncertainty, whether through higher defaults and prepayments or fewer recoveries, can result in higher discount rates for use in the fair value process for these loans. This process was previously used in the valuation of the education loan securitization trust loans.

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

The following table shows the significant unobservable inputs used to measure the fair value of the portfolio loans accounted for at fair value at December 31, 2015, and December 31, 2014:

December 31, 2015 dollars in millions	Fair Value of Level 3 Assets and Liabilities	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
Portfolio loans	$4	Market approach	Indicative bids	84.50 – 104.00%
accounted for at fairvalue

December 31, 2014 dollars in millions	Fair Value of Level 3 Assets and Liabilities	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
Portfolio loans	$191	Discounted cash flow	Prepayment speed	5.40 – 5.60% (5.50%)
accounted for at fair			Loss severity	2.00 – 77.00% (25.66%)
value			Discount rate	3.90 – 4.00% (3.92%)
			Default rate	.86 – 1.70% (1.12%)

The following table shows the principal and fair value amounts for our portfolio loans at carrying value and portfolio loans at fair value at December 31, 2015, and December 31, 2014. Our policies for determining past due loans, placing loans on nonaccrual, applying payments on nonaccrual loans, and resuming accrual of interest are disclosed in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Nonperforming Loans.”

in millions	December 31, 2015		December 31, 2014
	Principal	Fair Value	Principal	Fair Value
Portfolio loans at carrying value
Accruing loans past due 90 days or more	$26	N/A	$29	N/A
Loans placed on nonaccrual status	8	N/A	11	N/A

Portfolio loans at fair value
Accruing loans past due 90 days or more	$1	$1	$5	$5
Loans placed on nonaccrual status	—	—	—	—

The following table shows the portfolio loans at fair value and their related contractual amounts at December 31, 2015, and December 31, 2014.

in millions	December 31, 2015		December 31, 2014
	Contractual Amount	Fair Value	Contractual Amount	Fair Value
ASSETS
Portfolio loans	$4	$4	$192	$191

The following tables present the assets of the portfolio loans measured at fair value on a recurring basis at December 31, 2015, and December 31, 2014.

December 31, 2015 in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Portfolio loans	—	—	$4	$4
Total assets on a recurring basis at fair value	—	—	$4	$4

December 31, 2014 in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Portfolio loans	—	—	$191	$191
Total assets on a recurring basis at fair value	—	—	$191	$191

The following table shows the change in the fair values of the Level 3 portfolio loans held for sale, portfolio loans, and consolidated education loan securitization trusts for the years ended December 31, 2015, and December 31, 2014.

in millions	Portfolio Student Loans Held For Sale	Portfolio Student Loans	Trust Student Loans	Trust Other Assets	Trust Securities	Trust Other Liabilities
Balance at December 31, 2013	—	$147	$1,960	$20	$1,834	$20
Gains (losses) recognized in earnings (a)	—	(8)	(34)	—	33	—
Purchases	—	74	—	—	—	—
Sales	—	—	(74)	—	—	—
Settlements	—	(22)	(202)	(1)	(278)	(3)
Transfers out due to deconsolidation	—	—	(1,650)	(19)	(1,589)	(17)
Balance at December 31, 2014 (b)	—	$191	—	—	—	—
Gains (losses) recognized in earnings (a)	$(3)	1	—	—	—	—
Sales	(161)	—	—	—	—	—
Settlements	(11)	(13)	—	—	—	—
Loans transferred to held for sale	179	(179)	—	—	—	—
Loans transferred to portfolio	(4)	4	—	—	—	—
Balance at December 31, 2015 (b)	—	$4	—	—	—	—

(a)	Gains (losses) were driven primarily by fair value adjustments.

(b)	There were no issuances or transfers into Level 3 for the year ended December 31, 2014. There were no purchases, issuances, transfers into Level 3 or transfers, out of Level 3 for the year ended December 31, 2015.

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

The results of this discontinued business are included in “income (loss) from discontinued operations, net of taxes” on the income statement. The components of “income (loss) from discontinued operations, net of taxes” for Victory, which includes the additional gain recorded as of March 31, 2014, on the sale of this business, are as follows:

Year ended December 31, in millions	2015	2014	2013
Net interest income	—	$12	—
Noninterest income	—	10	$212
Noninterest expense	—	1	66
Income (loss) before income taxes	—	21	146
Income taxes	—	8	54
Income (loss) from discontinued operations, net of taxes	—	$13	$92

There were no discontinued assets or liabilities of Victory for the years ended December 31, 2015, and December 31, 2014.

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

The results of this discontinued business are included in “income (loss) from discontinued operations, net of taxes” on the income statement. The components of “income (loss) from discontinued operations, net of taxes” for Austin are as follows:

Year ended December 31, in millions	2015	2014	2013
Noninterest expense	—	$4	$1
Income (loss) before income taxes	—	(4)	(1)
Income taxes	—	(1)	1
Income (loss) from discontinued operations, net of taxes	—	$(3)	$(2)

The discontinued assets and liabilities of Austin included on the balance sheet are as follows:

December 31, in millions	2015	2014
Cash and due from banks	$15	$19
Total assets	$15	$19

Accrued expense and other liabilities	—	$3
Total liabilities	—	$3

Combined discontinued operations.    The combined results of the discontinued operations are as follows:

Year ended December 31, in millions	2015	2014	2013
Net interest income	$36	$89	$105
Provision for credit losses	21	21	20
Net interest income after provision for credit losses	15	68	85
Noninterest income	4	(101)	76
Noninterest expense	17	29	95
Income (loss) before income taxes	2	(62)	66
Income taxes	1	(23)	26
Income (loss) from discontinued operations, net of taxes (a)	$1	$(39)	$40

(a)	Includes after-tax charges of $23 million, $32 million, and $40 million for the years ended December 31, 2015, December 31, 2014, and December 31, 2013, respectively, determined by applying a matched funds transfer pricing methodology to the liabilities assumed necessary to support the discontinued operations.

The combined assets and liabilities of the discontinued operations are as follows:

December 31, in millions	2015	2014
Cash and due from banks	$15	$19
Held-to-maturity securities	1	1
Portfolio loans at fair value	4	191
Loans, net of unearned income (a)	1,824	2,104
Less: Allowance for loan and lease losses	28	29
Net loans	1,800	2,266
Accrued income and other assets	30	38
Total assets	$1,846	$2,324

Accrued expense and other liabilities	—	$3
Total liabilities	—	$3

(a)	At December 31, 2015, and December 31, 2014, unearned income was less than $1 million.

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

The following table summarizes our securities financing agreements at December 31, 2015, and December 31, 2014:

	December 31, 2015
in millions	Gross Amount Presented in Balance Sheet	Netting Adjustments	(a)	Collateral (b)	Net Amounts
Offsetting of financial assets:
Reverse repurchase agreements	$1	—		$(1)	—
Total	$1	—		$(1)	—

Offsetting of financial liabilities:
Repurchase agreements (c)	—	—		—	—
Total	—	—		—	—

	December 31, 2014
in millions	Gross Amount Presented in Balance Sheet	Netting Adjustments	(a)	Collateral (b)	Net Amounts
Offsetting of financial assets:
Reverse repurchase agreements	$3	$(1)		$(2)	—
Total	$3	$(1)		$(2)	—

Offsetting of financial liabilities:
Repurchase agreements	$1	$(1)		—	—
Total	$1	$(1)		—	—

(a)	Netting adjustments take into account the impact of master netting agreements that allow us to settle with a single counterparty on a net basis.

(b)	These adjustments take into account the impact of bilateral collateral agreements that allow us to offset the net positions with the related collateral. The application of collateral cannot reduce the net position below zero. Therefore, excess collateral, if any, is not reflected above.

(c)	Repurchase agreements are collateralized by U.S. Treasury securities and contracted on an overnight basis.

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

15. Stock-Based Compensation

We maintain several stock-based compensation plans, which are described below. Total compensation expense for these plans was $59 million for 2015, $46 million for 2014, and $38 million for 2013. The total income tax benefit recognized in the income statement for these plans was $22 million for 2015, $17 million for 2014, and $14 million for 2013. Stock-based compensation expense related to awards granted to employees is recorded in “personnel expense” on the income statement; compensation expense related to awards granted to directors is recorded in “other expense.”

Our compensation plans allow us to grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other awards which may be denominated or payable in or valued by reference to our common shares or other factors, discounted stock purchases, and deferred compensation to eligible employees and directors. At December 31, 2015, we had 66,728,574 common shares available for future grant under our compensation plans. In accordance with a resolution adopted by the Compensation and Organization Committee of KeyCorp’s Board of Directors, we may not grant options to purchase common shares, restricted stock or other shares under any long-term compensation plan in an aggregate amount that exceeds 6% of our outstanding common shares in any rolling three-year period.

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

The Black-Scholes model requires several assumptions, which we developed and update based on historical trends and current market observations. Our determination of the fair value of options is only as accurate as the underlying assumptions. The assumptions pertaining to options issued during 2015, 2014, and 2013 are shown in the following table.

Year ended December 31,	2015	2014	2013

Average option life	6.0 years	6.2 years	6.3 years
Future dividend yield	1.84%	1.70%	2.14%
Historical share price volatility	.382	.497	.495
Weighted-average risk-free interest rate	1.7%	1.9%	1.1%

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

The following table summarizes activity, pricing and other information for our stock options for the year ended December 31, 2015.

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Life (Years)	Aggregate Intrinsic Value (a)
Outstanding at December 31, 2014	19,915,556	$19.67	3.8	$58
Granted	894,900	14.11
Exercised	(2,496,965)	8.78
Lapsed or canceled	(3,247,043)	34.11
Outstanding at December 31, 2015	15,066,448	$18.04	3.8	39

Expected to vest	2,199,240	$11.30	7.7	$5
Exercisable at December 31, 2015	12,680,764	$19.28	3.0	$34

(a)	The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. At December 31, 2015, the fair value of the underlying stock was less than the weighted-average exercise price per option.

The weighted-average grant-date fair value of options was $4.33 for options granted during 2015, $5.26 for options granted during 2014, and $3.55 for options granted during 2013. Stock option exercises numbered 2,496,965 in 2015, 3,050,309 in 2014, and 3,574,354 in 2013. The aggregate intrinsic value of exercised options was $14 million for 2015, $16 million for 2014, and $13 million for 2013. As of December 31, 2015, unrecognized compensation cost related to nonvested options under the plans totaled $4 million. We expect to recognize this cost over a weighted-average period of 2.6 years.

Cash received from options exercised was $22 million, $26 million, and $26 million in 2015, 2014, and 2013, respectively. The actual tax benefit realized for the tax deductions from options exercised totaled $2 million for 2015, $2 million for 2014, and $1 million for 2013.

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

Performance units vested in 2015 numbered 1,075,082 and were payable in cash. The total fair value of the performance units that vested in 2015 was $15 million. No performance units were scheduled to vest during 2014; therefore, no corresponding payments were made during that year.

The following table summarizes activity and pricing information for the nonvested shares in the Program for the year ended December 31, 2015.

	Vesting Contingent on Service Conditions		Vesting Contingent on Performance and Service Conditions
	Number of Nonvested Shares	Weighted- Average Grant-Date Fair Value	Number of Nonvested Shares	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2014	5,024,212	$10.61	4,074,320	$13.04
Granted	4,335,823	14.11	1,297,239	13.60
Vested	(1,978,447)	9.73	(1,531,950)	13.19
Forfeited	(231,086)	12.69	(126,338)	12.97
Outstanding at December 31, 2015	7,150,502	$12.88	3,713,271	$13.17

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

The weighted-average grant-date fair value of awards granted under the Program was $13.99 during 2015, $13.00 during 2014, and $10.96 during 2013. As of December 31, 2015, unrecognized compensation cost related to nonvested shares under the Program totaled $63 million. We expect to recognize this cost over a weighted-average period of 2.2 years. The total fair value of shares vested was $39 million in 2015, $36 million in 2014, and $23 million in 2013.

Deferred Compensation and Other Restricted Stock Awards

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

The following table summarizes activity and pricing information for the nonvested shares granted under our deferred compensation plans and these other restricted stock or unit award programs for the year ended December 31, 2015.

	Number of Nonvested Shares	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2014	3,123,540	$11.21
Granted	1,108,249	14.22
Dividend equivalents	8,692	13.83
Vested	(1,127,841)	10.72
Forfeited	18,758	13.16
Outstanding at December 31, 2015	3,131,398	$12.47

The weighted-average grant-date fair value of awards granted was $14.22 during 2015, $13.53 during 2014, and $10.71 during 2013. As of December 31, 2015, unrecognized compensation cost related to nonvested shares granted under our deferred compensation plans and the other restricted stock or unit award programs totaled $14 million. We expect to recognize this cost over a weighted-average period of 2.2 years. The total fair value of shares vested was $15 million in 2015, $12 million in 2014, and $19 million in 2013. Dividend equivalents presented in the preceding table represent the value of dividends accumulated during the vesting period.

Discounted Stock Purchase Plan

Our Discounted Stock Purchase Plan provides employees the opportunity to purchase our common shares at a 10% discount through payroll deductions or cash payments. Purchases are limited to $10,000 in any month and $50,000 in any calendar year, and are immediately vested. To accommodate employee purchases, we issue treasury shares on or around the fifteenth day of the month following the month employee payments are received. We issued 250,913 common shares at a weighted-average cost to the employee of $12.55 during 2015, 238,257 common shares at a weighted-average cost to the employee of $12.06 during 2014, and 264,775 common shares at a weighted-average cost to the employee of $9.83 during 2013.

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

Pre-tax AOCI not yet recognized as net pension cost was $593 million at December 31, 2015, and $587 million at December 31, 2014, consisting entirely of net unrecognized losses. During 2016, we expect to recognize $17 million of net unrecognized losses in pre-tax AOCI as net pension cost.

During 2015, 2014, and 2013, lump sum payments made under certain pension plans triggered settlement accounting. In accordance with the applicable accounting guidance for defined benefit plans, we performed a remeasurement of the affected plans in conjunction with the settlement and recognized the settlement loss as reflected in the following table.

The components of net pension cost and the amount recognized in OCI for all funded and unfunded plans are as follows:

Year ended December 31, in millions	2015	2014	2013
Interest cost on PBO	$41	$46	$42
Expected return on plan assets	(56)	(66)	(67)
Amortization of losses	18	16	19
Settlement loss	23	23	27
Net pension cost (benefit)	$26	$19	$21

Other changes in plan assets and benefit obligations recognized in OCI:
Net (gain) loss	$47	$97	$(106)
Amortization of losses	(41)	(39)	(46)
Total recognized in comprehensive income	$6	$58	$(152)

Total recognized in net pension cost and comprehensive income	$32	$77	$(131)

The information related to our pension plans presented in the following tables is based on current actuarial reports using measurement dates of December 31, 2015, and December 31, 2014.

The following table summarizes changes in the PBO related to our pension plans.

Year ended December 31, in millions	2015	2014
PBO at beginning of year	$1,206	$1,156
Interest cost	41	46
Actuarial losses (gains)	(24)	97
Benefit payments	(87)	(93)
PBO at end of year	$1,136	$1,206

The following table summarizes changes in the FVA.

Year ended December 31, in millions	2015	2014
FVA at beginning of year	$957	$970
Actual return on plan assets	(15)	66
Employer contributions	14	14
Benefit payments	(87)	(93)
FVA at end of year	$869	$957

The following table summarizes the funded status of the pension plans, which equals the amounts recognized in the balance sheets at December 31, 2015, and December 31, 2014.

December 31, in millions	2015	2014
Funded status (a)	$(267)	$(249)

Net prepaid pension cost recognized consists of:
Current liabilities	$(14)	$(14)
Noncurrent liabilities	(253)	(235)
Net prepaid pension cost recognized (b)	$(267)	$(249)

(a)	The shortage of the FVA under the PBO.

(b)	Represents the accrued benefit liability of the pension plans.

At December 31, 2015, our primary qualified cash balance pension plan was sufficiently funded under the requirements of ERISA. Consequently, we are not required to make a minimum contribution to that plan in 2016. We also do not expect to make any significant discretionary contributions during 2016.

At December 31, 2015, we expect to pay the benefits from all funded and unfunded pension plans as follows: 2016 — $98 million; 2017— $98 million; 2018 — $97 million; 2019 — $84 million; 2020 — $80 million and $366 million in the aggregate from 2021 through 2025.

The ABO for all of our pension plans was $1.1 billion at December 31, 2015, and $1.2 billion at December 31, 2014. As indicated in the table below, collectively our plans had an ABO in excess of plan assets as follows:

December 31,
in millions	2015	2014
PBO	$1,136	$1,206
ABO	1,136	1,206
Fair value of plan assets	869	957

To determine the actuarial present value of benefit obligations, we assumed the following weighted-average rates.

December 31,	2015	2014
Discount rate	3.75%	3.50%
Compensation increase rate	N/A	N/A

To determine net pension cost, we assumed the following weighted-average rates.

Year ended December 31,	2015	2014	2013
Discount rate	3.50%	4.25%	3.25%
Compensation increase rate	N/A	N/A	N/A
Expected return on plan assets	6.25	7.25	7.25

We estimate that we will recognize $6 million in net pension cost for 2016, compared to $26 million for 2015, and $19 million for 2014. Costs are expected be less in 2016 than in 2015 unless the 2016 lump sum payments made under our primary qualified cash balance pension plan are greater than the plan’s interest cost component of net pension cost for the year. If this situation occurs during 2016, in accordance with the applicable accounting guidance for defined benefit plans, we will recognize in earnings a portion of the aggregate gain or loss recorded in AOCI. Absent settlement losses, costs are expected to be higher in 2016 than 2015, primarily due to a lower expected return on plan assets and higher discount rate. Costs increased from 2014 to 2015 due to a lower expected return on plan assets and a change to new mortality tables and mortality improvements that were finalized in October 2014. Costs slightly declined from 2013 to 2014 due to a smaller settlement loss in 2014.

We estimate that a 25 basis point increase or decrease in the expected return on plan assets would either decrease or increase, respectively, our net pension cost for 2016 by approximately $2 million. Pension cost also is affected by an assumed discount rate. We estimate that a 25 basis point change in the assumed discount rate would change net pension cost for 2016 by approximately $1 million.

We determine the assumed discount rate based on the rate of return on a hypothetical portfolio of high quality corporate bonds with interest rates and maturities that provide the necessary cash flows to pay benefits when due.

We determine the expected return on plan assets using a calculated market-related value of plan assets that smoothes what might otherwise be significant year-to-year volatility in net pension cost. Changes in the value of plan assets are not recognized in the year they occur. Rather, they are combined with any other cumulative unrecognized asset- and obligation-related gains and losses and reflected evenly in the market-related value during the five years after they occur as long as the market-related value does not vary more than 10% from the plan’s FVA.

The expected return on plan assets is determined by considering a number of factors, the most significant of which are:

¿	Our expectations for returns on plan assets over the long term, weighted for the investment mix of the assets. These expectations consider, among other factors, historical capital market returns of equity, fixed income, convertible, and other securities, and forecasted returns that are modeled under various economic scenarios.

¿	Historical returns on our plan assets. Based on an annual reassessment of current and expected future capital market returns, our expected return on plan assets was 6.25% for 2015 and 7.25% for 2014 and 2013. As part of an annual reassessment of current and expected future capital market returns, we deemed a rate of 6.00% to be appropriate in estimating 2016 pension cost.

The investment objectives of the pension funds are developed to reflect the characteristics of the plans, such as pension formulas, cash lump sum distribution features, and the liability profiles of the plans’ participants. An executive oversight committee reviews the plans’ investment performance at least quarterly, and compares performance against appropriate market indices. The pension funds’ investment objectives are to balance total return objectives with a continued management of plan liabilities, and to minimize the mismatch between assets and liabilities. These objectives are being implemented through liability driven investing and the adoption of a de-risking glide path. The following table shows the asset target allocations prescribed by the pension funds’ investment policies based on the plan’s funded status at December 31, 2015.

Asset Class	Target Allocation 2015
Equity securities:
U.S.	20%
International	16
Fixed income securities	40
Convertible securities	5
Real assets	13
Other assets	6
Total	100%

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

The following tables show the fair values of our pension plan assets by asset class at December 31, 2015, and December 31, 2014.

December 31, 2015
in millions	Level 1	Level 2	Level 3	Total
ASSET CLASS
Equity securities:
Common — U.S.	$128	—	—	$128
Common — International	20	—	—	20
Preferred — U.S.	2	—	—	2
Debt securities:
Corporate bonds — U.S.	—	$92	—	92
Corporate bonds — International	—	26	—	26
Government and agency bonds — U.S.	—	100	—	100
Government bonds — International	—	1	—	1
State and municipal bonds	—	6	—	6
Mutual funds:
Equity — U.S.	16	—	—	16
Equity — International	24	—	—	24
Fixed income — U.S.	5	—	—	5
Fixed income — International	2	—	—	2
Collective investment funds:
Equity — U.S.	—	26	—	26
Equity — International	—	106	—	106
Convertible securities	—	41	—	41
Fixed income securities	—	86	—	86
Short-term investments	—	21	—	21
Real assets	—	101	—	101
Insurance investment contracts and pooled separate accounts	—	—	$14	14
Other assets	—	—	52	52

Total net assets at fair value	$197	$606	$66	$869

December 31, 2014
in millions	Level 1	Level 2	Level 3	Total
ASSET CLASS
Equity securities:
Common — U.S.	$161	—	—	$161
Common — International	10	—	—	10
Debt securities:
Corporate bonds — U.S.	—	$43	—	43
Corporate bonds — International	—	7	—	7
Government and agency bonds — U.S.	—	253	—	253
Government bonds — International	—	1	—	1
State and municipal bonds	—	1	—	1
Mutual funds:
Equity — U.S.	18	—	—	18
Equity — International	28	—	—	28
Fixed Income — U.S.	2	—	—	2
Fixed Income — International	2	—	—	2
Collective investment funds:
Equity — U.S.	—	28	—	28
Equity — International	—	118	—	118
Convertible securities	—	45	—	45
Fixed income securities	—	16	—	16
Short-term investments	—	31	—	31
Real assets	—	113	—	113
Insurance investment contracts and pooled separate accounts	—	—	$14	14
Other assets	—	—	66	66

Total net assets at fair value	$221	$656	$80	$957

The following table shows the changes in the fair values of our Level 3 plan assets for the years ended December 31, 2015, and December 31, 2014.

in millions	Insurance Investment Contracts and Pooled Separate Accounts	Other Assets	Total
Balance at December 31, 2013	$13	$62	$75
Actual return on plan assets:
Relating to assets held at reporting date	1	4	5
Balance at December 31, 2014	$14	$66	$80
Sales	—	(14)	(14)
Balance at December 31, 2015	$14	$52	$66

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

The components of pre-tax AOCI not yet recognized as net postretirement benefit cost are shown below.

December 31,

in millions	2015	2014
Net unrecognized losses (gains)	$(5)	$2
Net unrecognized prior service credit	(3)	(5)
Total unrecognized AOCI	$(8)	$(3)

During 2016, we expect to recognize $1 million of pre-tax AOCI resulting from prior service credit as a reduction of net postretirement benefit cost.

The components of net postretirement benefit cost and the amount recognized in OCI for all funded and unfunded plans are as follows:

December 31,

in millions	2015	2014	2013
Service cost of benefits earned	$1	$1	$1
Interest cost on APBO	3	3	3
Expected return on plan assets	(3)	(3)	(3)
Amortization of prior service credit	(1)	(1)	(1)
Amortization of losses	—	(1)	—
Net postretirement benefit cost	—	$(1)	—

Other changes in plan assets and benefit obligations recognized in OCI:
Net (gain) loss	$(6)	$13	$(17)
Amortization of prior service credit	1	1	1
Amortization of losses	—	1	—
Total recognized in comprehensive income	$(5)	$15	$(16)

Total recognized in net postretirement benefit cost and comprehensive income	$(5)	$14	$(16)

The information related to our postretirement benefit plans presented in the following tables is based on current actuarial reports using measurement dates of December 31, 2015, and December 31, 2014.

The following table summarizes changes in the APBO.

Year ended December 31,

in millions	2015	2014
APBO at beginning of year	$79	$65
Service cost	1	1
Interest cost	3	3
Plan participants’ contributions	2	2
Actuarial losses (gains)	(12)	15
Benefit payments	(6)	(7)
APBO at end of year	$67	$79

The following table summarizes changes in FVA.

Year ended December 31,

in millions	2015	2014
FVA at beginning of year	$56	$57
Employer contributions	—	(1)
Plan participants’ contributions	2	2
Benefit payments	(6)	(7)
Actual return on plan assets	(3)	5
FVA at end of year	$49	$56

The following table summarizes the funded status of the postretirement plans, which corresponds to the amounts recognized in the balance sheets at December 31, 2015, and December 31, 2014.

December 31,

in millions	2015	2014
Funded status (a)	$(18)	$(23)
Accrued postretirement benefit cost recognized (b)	(18)	(23)

(a)	The shortage of the FVA under the APBO.

(b)	Consists entirely of noncurrent liabilities.

There are no regulations that require contributions to the VEBA trust that funds our retiree healthcare plan, so there is no minimum funding requirement. We are permitted to make discretionary contributions to the VEBA trust, subject to certain IRS restrictions and limitations. We anticipate that our discretionary contributions in 2016, if any, will be minimal.

At December 31, 2015, we expect to pay the benefits from all funded and unfunded other postretirement plans as follows: 2016 — $5 million; 2017 — $5 million; 2018 — $5 million; 2019 — $5 million; 2020 — $5 million; and $22 million in the aggregate from 2021 through 2025.

To determine the APBO, we assumed discount rates of 4.00% at December 31, 2015, and 3.75% at December 31, 2014.

To determine net postretirement benefit cost, we assumed the following weighted-average rates.

Year ended December 31,	2015	2014	2013
Discount rate	3.75%	4.50%	3.50%
Expected return on plan assets	4.50	5.25	5.25

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

We estimate that we will recognize a credit of less than $1 million in net postretirement benefit cost for 2016, compared to an expense of less than $1 million for 2015 and a credit of $1 million for 2014.

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

Asset Class	Target Allocation 2015
Equity securities	80%
Fixed income securities	10
Convertible securities	5
Cash equivalents	5
Total	100%

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

The following tables show the fair values of our postretirement plan assets by asset class at December 31, 2015, and December 31, 2014.

December 31, 2015

in millions	Level 1	Level 2	Level 3	Total
ASSET CLASS
Mutual funds:
Equity — U.S.	$18	—	—	$18
Equity — International	4	—	—	4
Fixed income — U.S.	4	—	—	4
Common investment funds:
Equity — U.S.	—	$16	—	16
Equity — International	—	4	—	4
Convertible securities	—	2	—	2
Short-term investments	—	1	—	1
Total net assets at fair value	$26	$23	—	$49

December 31, 2014

in millions	Level 1	Level 2	Level 3	Total
ASSET CLASS
Mutual funds:
Equity — U.S.	$18	—	—	$18
Equity — International	1	—	—	1
Fixed income — U.S.	4	—	—	4
Fixed income — International	1	—	—	1
Common investment funds:
Equity — U.S.	—	$21	—	21
Equity — International	—	7	—	7
Convertible securities	—	3	—	3
Short-term investments	—	1	—	1
Total net assets at fair value	$24	$32	—	$56

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 introduced a prescription drug benefit under Medicare and prescribes a federal subsidy to sponsors of retiree healthcare benefit plans that offer prescription drug coverage that is “actuarially equivalent” to the benefits under Medicare Part D. Based on our application of the relevant regulatory formula, we determined that the prescription drug coverage related to our retiree healthcare benefit plan is not actuarially equivalent to the Medicare benefit for the vast majority of retirees. For the years ended December 31, 2015, and December 31, 2014, we did not receive federal subsidies.

Employee 401(k) Savings Plan

A substantial number of our employees are covered under a savings plan that is qualified under Section 401(k) of the Internal Revenue Code. The plan permits employees to contribute from 1% to 100% of eligible compensation, with up to 6% being eligible for matching contributions. Commencing January 1, 2010, an automatic enrollment feature was added to the plan for all new employees. The initial default contribution percentage for employees is 2% and will increase by 1% at the beginning of each plan year until the default contribution is 10% for plan years on and after January 1, 2012. The plan also permits us to provide a discretionary annual profit sharing contribution. We accrued a 2% contribution for 2015 and made contributions of 2% for each of 2014 and 2013 on eligible compensation for employees eligible on the last business day of the respective plan years. We also maintain a deferred savings plan that provides certain employees with benefits they otherwise would not have been eligible to receive under the qualified plan once their compensation for the plan year reached the IRS contribution limits. Total expense associated with the above plans was $79 million in 2015, $73 million in 2014, and $71 million in 2013.

17. Short-Term Borrowings

Selected financial information pertaining to the components of our short-term borrowings is as follows:

December 31,

dollars in millions	2015	2014	2013
FEDERAL FUNDS PURCHASED
Balance at year end	$20	$18	$18
Average during the year	195	32	164
Maximum month-end balance	678	36	1,486
Weighted-average rate during the year (a)	.14%	.10%	.09%
Weighted-average rate at December 31 (a)	.05	.08	.10
SECURITIES SOLD UNDER REPURCHASE AGREEMENTS
Balance at year end	$352	$557	$1,516
Average during the year	437	1,150	1,638
Maximum month-end balance	589	1,519	2,099
Weighted-average rate during the year (a)	.00%	.16%	.13%
Weighted-average rate at December 31 (a)	.00	.01	.15
OTHER SHORT-TERM BORROWINGS
Balance at year end	$533	$423	$343
Average during the year	572	597	394
Maximum month-end balance	1,122	996	466
Weighted-average rate during the year (a)	1.52%	1.49%	1.89%
Weighted-average rate at December 31 (a)	1.78	1.58	2.00

(a)	Rates exclude the effects of interest rate swaps and caps, which modify the repricing characteristics of certain short-term borrowings. For more information about such financial instruments, see Note 8 (“Derivatives and Hedging Activities”).

As described below and in Note 18 (“Long-Term Debt”), KeyCorp and KeyBank have a number of programs and facilities that support our short-term financing needs. Certain subsidiaries maintain credit facilities with third parties, which provide alternative sources of funding. KeyCorp is the guarantor of some of the third-party facilities.

Short-term credit facilities.    We maintain cash on deposit in our Federal Reserve account, which has reduced our need to obtain funds through various short-term unsecured money market products. This account, which was maintained at $1.9 billion at December 31, 2015, and the unpledged securities in our investment portfolio provide a buffer to address unexpected short-term liquidity needs. We also have secured borrowing facilities at the FHLB and the Federal Reserve Bank of Cleveland to satisfy short-term liquidity requirements. As of December 31, 2015, our unused secured borrowing capacity was $18.9 billion at the Federal Reserve Bank of Cleveland and $3.5 billion at the FHLB.

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

December 31,

dollars in millions	2015	2014
Senior medium-term notes due through 2021 (a)	$2,819	$2,575
1.066% Subordinated notes due 2028 (b)	162	162
6.875% Subordinated notes due 2029 (b)	114	113
7.750% Subordinated notes due 2029 (b)	147	147
Total parent company	3,242	2,997

Senior medium-term notes due through 2039 (c)	5,242	2,611
3.18% Senior remarketable notes due 2027 (d)	183	—
7.413% Subordinated remarketable notes due 2027 (d)	—	272
4.95% Subordinated notes due 2015 (e)	—	251
5.45% Subordinated notes due 2016 (e)	503	524
5.70% Subordinated notes due 2017 (e)	215	222
4.625% Subordinated notes due 2018 (e)	103	103
6.95% Subordinated notes due 2028 (e)	298	298
Secured borrowing due through 2021 (f)	134	302
Federal Home Loan Bank advances due through 2036 (g)	166	200
Investment Fund Financing due through 2052 (h)	100	95
Total subsidiaries	6,944	4,878
Total long-term debt	$10,186	$7,875

(a)	The senior medium-term notes had a weighted-average interest rate of 3.58% at December 31, 2015, and 3.89% at December 31, 2014. These notes had fixed interest rates at December 31, 2015, and December 31, 2014. These notes may not be redeemed prior to their maturity dates.

(b)	See Note 19 (“Trust Preferred Securities Issued by Unconsolidated Subsidiaries”) for a description of these notes.

(c)	Senior medium-term notes had weighted-average interest rates of 1.99% at December 31, 2015, and 1.84% at December 31, 2014. These notes had a combination of fixed and floating interest rates, and may not be redeemed prior to their maturity dates.

(d)	The subordinated remarketable notes were remarketed on May 22, 2015, as senior remarketable notes. These notes may be redeemed prior to their maturity date.

(e)	These notes are all obligations of KeyBank and may not be redeemed prior to their maturity dates.

(f)	The secured borrowing had weighted-average interest rates of 4.42% at December 31, 2015, and 4.41% at December 31, 2014. This borrowing is collateralized by commercial lease financing receivables, and principal reductions are based on the cash payments received from the related receivables. Additional information pertaining to these commercial lease financing receivables is included in Note 4 (“Loans and Loans Held for Sale”).

(g)	Long-term advances from the Federal Home Loan Bank had a weighted-average interest rate of 3.58% at December 31, 2015, and 3.47% at December 31, 2014. These advances, which had fixed interest rates, were secured by real estate loans and securities totaling $251 million at December 31, 2015, and $280 million at December 31, 2014.

(h)	Investment Fund Financing had a weighted-average interest rate of 1.94% at December 31, 2015, and 2.01% December 31, 2014.

At December 31, 2015, scheduled principal payments on long-term debt were as follows:

in millions	Parent	Subsidiaries	Total
2016	—	$1,346	$1,346
2017	—	280	280
2018	$752	2,124	2,876
2019	—	786	786
2020	994	1,010	2,004
All subsequent years	1,496	1,398	2,894

As described below, KeyBank and KeyCorp have a number of programs that support our long-term financing needs.

Global bank note program.    In August 2012, KeyBank adopted a Global Bank Note Program permitting the issuance of up to $20 billion of notes domestically and abroad. On September 29, 2015, KeyBank updated its Global Bank Note Program, authorizing the issuance of up to $20 billion of notes domestically and abroad, separate from the $20 billion authorized under the program in 2012. There will be no additional notes issued under the 2012 authorization. Under the program, KeyBank is authorized to issue notes with original maturities of seven days or more for senior notes or five years or more for subordinated notes. Notes may be denominated in U.S. dollars or in foreign currencies. Amounts outstanding under the program and any prior bank note programs are classified as “long-term debt” on the balance sheet.

Prior to updating its Global Bank Note Program on September 29, 2015, KeyBank issued the following notes under the Global Bank Note Program in 2014 and 2015: on November 24, 2014, $750 million of 2.50% Senior Notes due December 15, 2019; on February 12, 2015, $1 billion of 2.250% Senior Bank Notes due March 16, 2020; and on June 1, 2015, $750 million of 1.70% Senior Bank Notes and $250 million of Floating Rate Senior Notes each due June 1, 2018, and $750 million of 3.30% Senior Bank Notes due June 1, 2025. At December 31, 2015, $20 billion remained available for future issuance under the updated Global Bank Note Program.

Separately from the Global Bank Note Program, on May 22, 2015, KeyBank remarketed $300 million of 3.18% Term Enhanced ReMarketable Securities senior debt.

KeyCorp shelf registration, including Medium-Term Note Program.    KeyCorp has a shelf registration statement on file with the SEC under rules that allow companies to register various types of debt and equity securities without limitations on the aggregate amounts available for issuance. KeyCorp also maintains a Medium-Term Note Program that permits KeyCorp to issue notes with original maturities of nine months or more. On September 15, 2015, KeyCorp issued $1 billion of 2.90% Medium-Term Notes due September 15, 2020. At December 31, 2015, KeyCorp had authorized and available for issuance up to $3 billion of additional debt securities under the Medium-Term Note Program.

Issuances of capital securities or preferred stock by KeyCorp must be approved by the Board and cannot be objected to by the Federal Reserve.

19. Trust Preferred Securities Issued by Unconsolidated Subsidiaries

We own the outstanding common stock of business trusts formed by us that issued corporation-obligated mandatorily redeemable trust preferred securities. The trusts used the proceeds from the issuance of their trust preferred securities and common stock to buy debentures issued by KeyCorp. These debentures are the trusts’ only assets; the interest payments from the debentures finance the distributions paid on the mandatorily redeemable trust preferred securities. The outstanding common stock of these business trusts is recorded in “other investments” on our balance sheet.

We unconditionally guarantee the following payments or distributions on behalf of the trusts:

¿	required distributions on the trust preferred securities;

¿	the redemption price when a capital security is redeemed; and

¿	the amounts due if a trust is liquidated or terminated.

The Regulatory Capital Rules, discussed in “Supervision and regulation” in Item 1 of this report, implement a phase-out of trust preferred securities as Tier 1 capital, consistent with the requirements of the Dodd-Frank Act. For “standardized approach” banking organizations such as Key, the phase-out period began on January 1, 2015, and starting in 2016 requires us to treat our mandatorily redeemable trust preferred securities as Tier 2 capital.

As of December 31, 2015, the trust preferred securities issued by the KeyCorp capital trusts represent $85 million, or .8%, of our total qualifying Tier 1 capital, net of goodwill.

The trust preferred securities, common stock, and related debentures are summarized as follows:

dollars in millions	Trust Preferred Securities, Net of Discount (a)	Common Stock	Principal Amount of Debentures, Net of Discount (b)	Interest Rate of Trust Preferred Securities and Debentures (c)	Maturity of Trust Preferred Securities and Debentures
December 31, 2015
KeyCorp Capital I	$156	$6	$162	1.066%	2028
KeyCorp Capital II	109	4	113	6.875	2029
KeyCorp Capital III	143	4	147	7.750	2029
Total	$408	$14	$422	4.961%	—

December 31, 2014	$408	$14	$422	4.926%	—

(a)	The trust preferred securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of trust preferred securities carries an interest rate identical to that of the related debenture. Certain trust preferred securities include basis adjustments related to fair value hedges totaling $68 million at both December 31, 2015, and December 31, 2014. See Note 8 (“Derivatives and Hedging Activities”) for an explanation of fair value hedges.

(b)	We have the right to redeem these debentures. If the debentures purchased by KeyCorp Capital I are redeemed before they mature, the redemption price will be the principal amount, plus any accrued but unpaid interest. If the debentures purchased by KeyCorp Capital II or KeyCorp Capital III are redeemed before they mature, the redemption price will be the greater of: (i) the principal amount, plus any accrued but unpaid interest, or (ii) the sum of the present values of principal and interest payments discounted at the Treasury Rate (as defined in the applicable indenture), plus 20 basis points for KeyCorp Capital II or 25 basis points for KeyCorp Capital III or 50 basis points in the case of redemption upon either a tax or a capital treatment event for either KeyCorp Capital II or KeyCorp Capital III, plus any accrued but unpaid interest. The principal amount of certain debentures includes basis adjustments related to fair value hedges totaling $68 million at both December 31, 2015, and December 31, 2014. See Note 8 for an explanation of fair value hedges. The principal amount of debentures, net of discounts, is included in “long-term debt” on the balance sheet.

(c)	The interest rates for the trust preferred securities issued by KeyCorp Capital II and KeyCorp Capital III are fixed. KeyCorp Capital I has a floating interest rate, equal to three-month LIBOR plus 74 basis points, that reprices quarterly. The total interest rates are weighted-average rates.

20. Commitments, Contingent Liabilities and Guarantees

Obligations under Noncancelable Leases

We are obligated under various noncancelable operating leases for land, buildings and other property, consisting principally of data processing equipment. Rental expense under all operating leases totaled $121 million in 2015, $122 million in 2014, and $122 million in 2013. Minimum future rental payments under noncancelable operating leases at December 31, 2015, are as follows: 2016 — $110 million; 2017 — $103 million; 2018 — $87 million; 2019 — $71 million; 2020 — $59 million; all subsequent years — $326 million.

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

We also provide financial support to private equity investments, including existing direct portfolio companies and indirect private equity funds, to satisfy unfunded commitments. These unfunded commitments are not recorded on our balance sheet. Additional information on principal investing commitments is provided in Note 6 (“Fair Value Measurements”). Other unfunded equity investment commitments at December 31, 2015, and December 31, 2014, related to tax credit investments and were primarily attributable to LIHTC investments. Unfunded tax credit investments commitments are recorded on our balance sheet in “other liabilities.” Additional information on LIHTC commitments is provided in Note 11 (“Variable Interest Entities”).

The following table shows the remaining contractual amount of each class of commitment related to extending credit or funding principal investments as of December 31, 2015, and December 31, 2014. For loan commitments and commercial letters of credit, this amount represents our maximum possible accounting loss on the unused commitment if the borrower were to draw upon the full amount of the commitment and subsequently default on payment for the total amount of the then outstanding loan.

December 31, in millions	2015	2014
Loan commitments:
Commercial and other	$28,053	$25,979
Commercial real estate and construction	1,718	1,965
Home equity	7,220	7,164
Credit cards	3,603	3,762
Total loan commitments	40,594	38,870
When-issued and to be announced securities commitments	2	102
Commercial letters of credit	139	121
Purchase card commitments	163	63
Principal investing commitments	50	60
Tax credit investment commitments	410	309
Liabilities of certain limited partnerships and other commitments	1	1
Total loan and other commitments	$41,359	$39,526

Legal Proceedings

Checking Account Overdraft Litigation.    KeyBank was named a defendant in a putative class action seeking to represent a national class of KeyBank customers allegedly harmed by KeyBank’s overdraft practices. The case was transferred and consolidated for purposes of pretrial discovery and motion proceedings to a multidistrict proceeding styled In Re: Checking Account Overdraft Litigation pending in the United States District Court for the Southern District of Florida (the “District Court”). KeyBank filed a notice of appeal in regard to the denial by the District Court of a motion to compel arbitration. In August 2012, the United States Court of Appeals for the Eleventh Circuit (the “Eleventh Circuit”) vacated the District Court’s order denying KeyBank’s motion to compel arbitration and remanded the case for further consideration. In June 2013, KeyBank filed with the District Court its renewed motion to compel arbitration and stay or dismiss litigation. The District Court granted KeyBank’s renewed motion to compel arbitration and dismissed the case. The plaintiff appealed. On June 18, 2014, the Eleventh Circuit vacated the District Court’s order granting KeyBank’s renewed motion to compel arbitration and remanded the case to the District Court to address the issue of the enforceability of KeyBank’s arbitration provision. On February 3, 2015, the District Court denied KeyBank’s Second Renewed Motion to Compel Arbitration and Dismiss the Complaint. KeyBank has filed an appeal.

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

Guarantees

We are a guarantor in various agreements with third parties. The following table shows the types of guarantees that we had outstanding at December 31, 2015. Information pertaining to the basis for determining the liabilities recorded in connection with these guarantees is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Guarantees.”

December 31, 2015 in millions	Maximum Potential Undiscounted Future Payments	Liability Recorded
Financial guarantees:
Standby letters of credit	$11,447	$62
Recourse agreement with FNMA	1,813	4
Return guarantee agreement with LIHTC investors	4	4
Written put options (a)	2,439	98
Total	$15,703	$168

(a)	The maximum potential undiscounted future payments represent notional amounts of derivatives qualifying as guarantees.

We determine the payment/performance risk associated with each type of guarantee described below based on the probability that we could be required to make the maximum potential undiscounted future payments shown in the preceding table. We use a scale of low (0% to 30% probability of payment), moderate (greater than 30% to 70% probability of payment), or high (greater than 70% probability of payment) to assess the payment/performance risk, and have determined that the payment/performance risk associated with each type of guarantee outstanding at December 31, 2015, is low.

Standby letters of credit.    KeyBank issues standby letters of credit to address clients’ financing needs. These instruments obligate us to pay a specified third party when a client fails to repay an outstanding loan or debt instrument or fails to perform some contractual nonfinancial obligation. Any amounts drawn under standby letters of credit are treated as loans to the client; they bear interest (generally at variable rates) and pose the same credit risk to us as a loan. At December 31, 2015, our standby letters of credit had a remaining weighted-average life of 2.9 years, with remaining actual lives ranging from less than 1 year to as many as 11 years.

Recourse agreement with FNMA.    We participate as a lender in the FNMA Delegated Underwriting and Servicing program. FNMA delegates responsibility for originating, underwriting, and servicing mortgages, and we assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan that we sell to FNMA. We maintain a reserve for such potential losses in an amount that we believe approximates the fair value of our liability. At December 31, 2015, the outstanding commercial mortgage loans in this program had a weighted-average remaining term of 7.8 years, and the unpaid principal balance outstanding of loans sold by us as a participant was $6.3 billion. The maximum potential amount of undiscounted future payments that we could be required to make under this program, as shown in the preceding table, is equal to approximately 30% of the principal balance of loans outstanding at December 31, 2015. If we are required to make a payment, we would have an interest in the collateral underlying the related commercial mortgage loan; any loss we incur could be offset by the amount of any recovery from the collateral.

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

As shown in the previous table, KAHC maintained a reserve in the amount of $4 million at December 31, 2015, which is sufficient to cover estimated future obligations under the guarantees. The maximum exposure to loss reflected in the table represents undiscounted future payments due to investors for the return on and of their investments.

These guarantees have expiration dates that extend through 2018, but KAHC has not formed any new partnerships under this program since October 2003. Additional information regarding these partnerships is included in Note 11 (“Variable Interest Entities”).

Written put options.    In the ordinary course of business, we “write” put options for clients that wish to mitigate their exposure to changes in interest rates and commodity prices. At December 31, 2015, our written put options had an average life of 2.6 years. These instruments are considered to be guarantees, as we are required to make payments to the counterparty (the client) based on changes in an underlying variable that is related to an asset, a liability, or an equity security that the client holds. We are obligated to pay the client if the applicable benchmark interest rate or commodity price is above or below a specified level (known as the “strike rate”). These written put options are accounted for as derivatives at fair value, as further discussed in Note 8 (“Derivatives and Hedging Activities”). We mitigate our potential future payment obligations by entering into offsetting positions with third parties.

Written put options where the counterparty is a broker-dealer or bank are accounted for as derivatives at fair value but are not considered guarantees since these counterparties typically do not hold the underlying instruments. In addition, we are a purchaser and seller of credit derivatives, which are further discussed in Note 8.

Default guarantees.    Some lines of business participate in guarantees that obligate us to perform if the debtor (typically a client) fails to satisfy all of its payment obligations to third parties. We generally undertake these guarantees for one of two possible reasons: (i) either the risk profile of the debtor should provide an investment return, or (ii) we are supporting our underlying investment in the debtor. We do not hold collateral for the default guarantees. If we were required to make a payment under a guarantee, we would receive a pro rata share should the third party collect some or all of the amounts due from the debtor. At December 31, 2015, we had $7 million default guarantees.

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

21. Accumulated Other Comprehensive Income

Our changes in AOCI for the years ended December 31, 2015, and December 31, 2014, are as follows:

in millions	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative financial instruments	Foreign currency translation adjustment	Net pension and postretirement benefit costs	Total
Balance at December 31, 2013	$(63)	$(11)	$42	$(320)	$(352)
Other comprehensive income before reclassification, net of income taxes	59	43	(17)	(69)	16
Amounts reclassified from accumulated other comprehensive income, net of income taxes (a)	—	(40)	(3)	23	(20)
Net current-period other comprehensive income, net of income taxes	59	3	(20)	(46)	(4)
Balance at December 31, 2014	$(4)	$(8)	$22	$(366)	$(356)
Other comprehensive income before reclassification, net of income taxes	(54)	87	(25)	(24)	(16)
Amounts reclassified from accumulated other comprehensive income, net of income taxes (a)	—	(59)	1	25	(33)
Net current-period other comprehensive income, net of income taxes	(54)	28	(24)	1	(49)
Balance at December 31, 2015	$(58)	$20	$(2)	$(365)	$(405)

(a)	See table below for details about these reclassifications.

Our reclassifications out of AOCI for the years ended December 31, 2015, and December 31, 2014, are as follows:

Year ended December 31, 2015 in millions	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains (losses) on available for sale securities
Realized gains	$1	Other income
Realized losses	(1)	Other income

	—	Income (loss) from continuing operations before income taxes
	—	Income taxes

	—	Income (loss) from continuing operations

Unrealized gains (losses) on derivative financial instruments
Interest rate	$98	Interest income — Loans
Interest rate	(4)	Interest expense — Long-term debt

	94	Income (loss) from continuing operations before income taxes
	35	Income taxes

	$59	Income (loss) from continuing operations

Foreign currency translation adjustment
	$(1)	Corporate services income

	(1)	Income (loss) from continuing operations before income taxes
	(0)	Income taxes

	$(1)	Income (loss) from continuing operations

Net pension and postretirement benefit costs
Amortization of losses	$(18)	Personnel expense
Settlement loss	(23)	Personnel expense
Amortization of prior service credit	1	Personnel expense

	(40)	Income (loss) from continuing operations before income taxes
	(15)	Income taxes

	$(25)	Income (loss) from continuing operations

Year ended December 31, 2014 in millions	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains (losses) on derivative financial instruments
Interest rate	$67	Interest income — Loans
Interest rate	(4)	Interest expense — Long-term debt

	63	Income (loss) from continuing operations before income taxes
	23	Income taxes

	$40	Income (loss) from continuing operations

Foreign currency translation adjustment
	$3	Corporate services income

	3	Income (loss) from continuing operations before income taxes
	—	Income taxes

	$3	Income (loss) from continuing operations

Net pension and postretirement benefit costs
Amortization of losses	$(15)	Personnel expense
Settlement loss	(23)	Personnel expense
Amortization of prior service credit	1	Personnel expense

	(37)	Income (loss) from continuing operations before income taxes
	(14)	Income taxes

	$(23)	Income (loss) from continuing operations

22. Shareholders’ Equity

Comprehensive Capital Plan

As previously reported and as authorized by the Board and pursuant to our 2015 capital plan submitted to and not objected to by the Federal Reserve, we had authority to repurchase up to $725 million of our common shares, which include repurchases to offset issuances of common shares under our employee compensation plans. Common share repurchases under our 2015 capital plan began in the second quarter of 2015 and were suspended in the fourth quarter of 2015 due to the pending merger with First Niagara. Share repurchases are expected to be included in the upcoming 2016 CCAR submission.

During 2015, we repurchased $252 million of common shares under our 2015 capital plan authorization. In addition, during the first quarter of 2015, we repurchased $208 million of common shares under our 2014 capital plan for a total of $460 million of common share repurchases during 2015.

Our Board declared a quarterly dividend of $.065 per common share for the first quarter of 2015. Consistent with our 2015 capital plan, the Board declared a quarterly dividend of $.075 per common share for the second, third, and fourth quarters of 2015, which brought our annual dividend to $.29 per common share for 2015. Our Board will consider an additional potential increase in our quarterly common share dividend, up to $.085 per share, in 2016 for the fifth quarter of the 2015 capital plan.

Preferred Stock

We made quarterly dividend payments of $1.9375 per share on our Series A Preferred Stock during each quarter of 2015 for a total of $23 million.

Capital Adequacy

KeyCorp and KeyBank (consolidated) must meet specific capital requirements imposed by federal banking regulators. Sanctions for failure to meet applicable capital requirements may include regulatory enforcement actions that restrict dividend payments, require the adoption of remedial measures to increase capital, terminate FDIC deposit insurance, and mandate the appointment of a conservator or receiver in severe cases. In addition, failure to maintain a “well capitalized” status affects how regulators evaluate applications for certain endeavors, including acquisitions, continuation and expansion of existing activities, and commencement of new activities, and could make clients and potential investors less confident. As of December 31, 2015, KeyCorp and KeyBank (consolidated) met all regulatory capital requirements.

As previously indicated in the “Supervision and Regulation” section in Item 1 of this report under the heading “Revised prompt corrective action capital category ratios,” KeyBank (consolidated) qualified for the “well capitalized” prompt corrective action capital category at December 31, 2015, because its capital and leverage ratios exceeded the prescribed threshold ratios for that capital category and it was not subject to any written agreement, order, or directive to meet and maintain a specific capital level for any capital measure. Since that date, we believe there has been no change in condition or event that has occurred that would cause the capital category for KeyBank (consolidated) to change.

As previously indicated in the “Supervision and Regulation” section referenced above, BHCs are not assigned to any of the five prompt corrective action capital categories applicable to insured depository institutions. If, however, those categories applied to BHCs, we believe that KeyCorp would satisfy the criteria for a “well capitalized” institution at December 31, 2015, and since that date, we believe there has been no change in condition or event that has occurred that would cause such capital category to change.

Because the regulatory capital categories under the prompt corrective action regulations serve a limited supervisory function, investors should not use them as a representation of the overall financial condition or prospects of KeyBank or KeyCorp.

For additional information on capital adequacy, see “Supervision and Regulation” in Item 1 of this report.

At December 31, 2015, Key and KeyBank (consolidated) had regulatory capital in excess of all current minimum risk-based capital (including all adjustments for market risk) and leverage ratio requirements as shown in the following table.

	Actual		To Meet Minimum Capital Adequacy Requirements		To Qualify as Well Capitalized Under Federal Deposit Insurance Act
dollars in millions	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2015

TOTAL CAPITAL TO NET RISK-WEIGHTED ASSETS

Key	$11,671	12.97%	$7,198	8.00%	N/A	N/A

KeyBank (consolidated)	10,454	12.34	6,776	8.00	$8,470	10.00%

TIER 1 CAPITAL TO NET RISK-WEIGHTED ASSETS

Key	$10,212	11.35%	$5,399	6.00%	N/A	N/A

KeyBank (consolidated)	9,197	10.86	5,082	6.00	$5,082	6.00%

TIER 1 CAPITAL TO AVERAGE QUARTERLY TANGIBLE ASSETS

Key	$10,212	10.72%	$3,811	4.00%	N/A	N/A

KeyBank (consolidated)	9,197	9.89	3,718	4.00	$4,647	5.00%

December 31, 2014

TOTAL CAPITAL TO NET RISK-WEIGHTED ASSETS

Key	$11,824	13.89%	$6,808	8.00%	N/A	N/A

KeyBank (consolidated)	10,833	13.49	6,425	8.00	$8,031	10.00%

TIER 1 CAPITAL TO NET RISK-WEIGHTED ASSETS

Key	$10,124	11.90%	$3,404	4.00%	N/A	N/A

KeyBank (consolidated)	9,151	11.39	3,213	4.00	$4,819	6.00%

TIER 1 CAPITAL TO AVERAGE QUARTERLY TANGIBLE ASSETS

Key	$10,124	11.26%	$2,698	3.00%	N/A	N/A

KeyBank (consolidated)	9,151	10.38	3,526	4.00	$4,407	5.00%

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

Small businesses are provided deposit, investment and credit products, and business advisory services. Mid-sized businesses are provided products and services, some of which are delivered by Key Corporate Bank, that include commercial lending, cash management, equipment leasing, investment and employee benefit programs, succession planning, access to capital markets, derivatives, and foreign exchange.

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

The table on the following pages shows selected financial data for our major business segments for the years ended December 31, 2015, 2014, and, 2013.

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

The selected financial data is based on internal accounting policies designed to compile results on a consistent basis and in a manner that reflects the underlying economics of the businesses. In accordance with our policies:

¿	Net interest income is determined by assigning a standard cost for funds used or a standard credit for funds provided based on their assumed maturity, prepayment, and/or repricing characteristics.

¿	Indirect expenses, such as computer servicing costs and corporate overhead, are allocated based on assumptions regarding the extent that each line of business actually uses the services.

¿	The consolidated provision for credit losses is allocated among the lines of business primarily based on their actual net loan charge-offs, adjusted periodically for loan growth and changes in risk profile. The amount of the consolidated provision is based on the methodology that we use to estimate our consolidated ALLL. This methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses.”

As previously reported, in the third quarter of 2015, we enhanced the approach used to determine the commercial reserve factors used in estimating the quantitative component of the commercial ALLL. In addition, we began utilizing an enhanced framework to quantify commercial ALLL adjustments resulting from qualitative factors not fully captured within the statistical analysis of incurred loss. The enhancements of the methodology are described in Note 1 under the heading “Allowance for Loan and Lease Losses.” These methodology enhancements did not create a significant difference in provisioning between segments.

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

Year ended December 31,	Key Community Bank			Key Corporate Bank
dollars in millions	2015	2014	2013	2015	2014	2013
SUMMARY OF OPERATIONS
Net interest income (TE)	$1,486	$1,446	$1,531	$885	$840	$795
Noninterest income	789	769	784	926	806	762
Total revenue (TE) (a)	2,275	2,215	2,315	1,811	1,646	1,557
Provision for credit losses	70	59	143	103	14	18
Depreciation and amortization expense	56	65	76	43	31	28
Other noninterest expense	1,742	1,706	1,782	923	833	779
Income (loss) from continuing operations before income taxes (TE)	407	385	314	742	768	732
Allocated income taxes (benefit) and TE adjustments	151	143	117	196	218	203
Income (loss) from continuing operations	256	242	197	546	550	529
Income (loss) from discontinued operations, net of taxes	—	—	—	—	—	—
Net income (loss)	256	242	197	546	550	529
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	1	2	—
Net income (loss) attributable to Key	$256	$242	$197	$545	$548	$529

AVERAGE BALANCES (b)
Loans and leases	$30,834	$30,105	$29,311	$25,865	$22,978	$20,419
Total assets (a)	32,884	32,188	31,583	31,610	28,123	25,427
Deposits	51,164	50,327	49,806	19,042	17,083	15,972
OTHER FINANCIAL DATA
Expenditures for additions to long-lived assets (a), (b)	$44	$8	$6	$8	$9	$9
Net loan charge-offs (b)	92	117	147	40	(18)	6
Return on average allocated equity (b)	9.52%	8.90%	6.71%	28.97%	33.72%	31.93%
Return on average allocated equity	9.52	8.90	6.71	28.97	33.72	31.93
Average full-time equivalent employees (c)	7,351	7,563	8,243	2,100	1,975	1,886

(a)	Substantially all revenue generated by our major business segments is derived from clients that reside in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software, and goodwill held by our major business segments, are located in the United States.

(b)	From continuing operations.

(c)	The number of average full-time equivalent employees was not adjusted for discontinued operations.

Other Segments			Total Segments			Reconciling Items			Key
2015	2014	2013	2015	2014	2013	2015	2014	2013	2015	2014	2013

(6)	$27	$21	$2,365	$2,313	$2,347	$11	$4	$1	$2,376	$2,317	$2,348
$183	230	222	1,898	1,805	1,768	(18)	(8)	(2)	1,880	1,797	1,766
177	257	243	4,263	4,118	4,115	(7)	(4)	(1)	4,256	4,114	4,114
(8)	(15)	(26)	165	58	135	1	(1)	3	166	57	138
8	12	12	107	108	116	148	152	144	255	260	260
51	70	76	2,716	2,609	2,637	(131)	(108)	(85)	2,585	2,501	2,552
126	190	181	1,275	1,343	1,227	(25)	(47)	(63)	1,250	1,296	1,164
(1)	27	23	346	388	343	(15)	(38)	(49)	331	350	294
127	163	158	929	955	884	(10)	(9)	(14)	919	946	870
—	—	—	—	—	—	1	(39)	40	1	(39)	40
127	163	158	929	955	884	(9)	(48)	26	920	907	910
3	5	—	4	7	—	—	—	—	4	7	—
$124	$158	$158	$925	$948	$884	$(9)	$(48)	$26	$916	$900	$910

$1,852	$2,528	$3,268	$58,551	$55,611	$52,998	$43	$68	$56	$58,594	$55,679	$53,054
26,937	26,115	26,655	91,431	86,426	83,665	597	653	512	92,028	87,079	84,177
467	579	453	70,673	67,989	66,231	(43)	(124)	(354)	70,630	67,865	65,877

—	—	—	$52	$17	$15	$49	$118	$73	$101	$135	$88
$9	$14	$15	141	113	168	1	—	—	142	113	168
38.63%	36.83%	30.27%	18.91%	19.86%	17.29%	(.17)%	(.16)%	(.27)%	8.61%	8.97%	8.47%
38.63	36.83	30.27	18.91	19.86	17.29	(.16)	(.84)	.50	8.62	8.60	8.86
14	42	74	9,465	9,580	10,203	4,018	4,273	4,580	13,483	13,853	14,783

24. Condensed Financial Information of the Parent Company

CONDENSED BALANCE SHEETS

December 31, in millions	2015	2014
ASSETS
Cash and due from banks	$2,608	$2,207
Short-term investments	58	31
Securities available for sale	10	22
Other investments	14	15
Loans to:
Banks	250	90
Nonbank subsidiaries	187	211
Total loans	437	301
Investment in subsidiaries:
Banks	9,955	9,998
Nonbank subsidiaries	703	632
Total investment in subsidiaries	10,658	10,630
Goodwill	167	244
Other intangible assets	—	11
Corporate-owned life insurance	206	212
Derivative assets	12	11
Accrued income and other assets	321	356
Total assets	$14,491	$14,040

LIABILITIES
Accrued expense and other liabilities	$503	$511
Derivative liabilities	—	2
Long-term debt due to:
Subsidiaries	423	422
Unaffiliated companies	2,819	2,575
Total long-term debt	3,242	2,997
Total liabilities	3,745	3,510

SHAREHOLDERS’ EQUITY (a)	10,746	10,530
Total liabilities and shareholders’ equity	$14,491	$14,040

(a)	See Key’s Consolidated Statements of Changes in Equity.

CONDENSED STATEMENTS OF INCOME

Year ended December 31,

in millions	2015	2014	2013
INCOME
Dividends from subsidiaries:
Bank subsidiaries	$1,000	$300	$600
Nonbank subsidiaries	1	—	—
Interest income from subsidiaries	10	16	26
Other income	20	15	15
Total income	1,031	331	641

EXPENSE
Interest on long-term debt with subsidiary trusts	10	10	14
Interest on other borrowed funds	52	53	59
Personnel and other expense	73	40	65
Total expense	135	103	138
Income (loss) before income taxes and equity in net income (loss) less dividends from subsidiaries	896	228	503
Income tax (expense) benefit	39	45	33
Income (loss) before equity in net income (loss) less dividends from subsidiaries	935	273	536
Equity in net income (loss) less dividends from subsidiaries (a)	(15)	634	374
NET INCOME (LOSS)	920	907	910
Less: Net income attributable to noncontrolling interests	4	7	—
NET INCOME (LOSS) ATTRIBUTABLE TO KEY	$916	$900	$910

(a)	Includes results of discontinued operations described in Note 13 (“Acquisitions and Discontinued Operations”).

CONDENSED STATEMENTS OF CASH FLOWS

Year ended December 31,

in millions	2015	2014	2013
OPERATING ACTIVITIES
Net income (loss) attributable to Key	$916	$900	$ 910
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes (benefit)	10	(8)	37
Stock-based compensation expense	9	14	11
Equity in net (income) loss less dividends from subsidiaries (a)	15	(634)	(374)
Other intangible asset amortization	2	—	—
Net (increase) decrease in goodwill and other intangibles	86	—	—
Net (increase) decrease in other assets	29	(53)	612
Net increase (decrease) in other liabilities	(7)	98	(154)
Other operating activities, net	(52)	24	(151)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,008	341	891
INVESTING ACTIVITIES
Net (increase) decrease in short-term investments	(27)	4	2,096
Purchases of securities available for sale	(11)	(2)	(14)
Cash used in acquisitions	—	(114)	—
Proceeds from sales, prepayments and maturities of securities available for sale	20	—	39
Net (increase) decrease in loans to subsidiaries	(146)	257	(4)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(164)	145	2,117
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	1,000	—	750
Payments on long-term debt	(750)	—	(750)
Repurchase of Treasury Shares	(448)	(484)	(474)
Net proceeds from the issuance of common shares and preferred stock	22	27	26
Cash dividends paid	(267)	(240)	(217)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(443)	(697)	(665)
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	401	(211)	2,343
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	2,207	2,418	75
CASH AND DUE FROM BANKS AT END OF YEAR	$2,608	$2,207	$2,418

(a)	Includes results of discontinued operations described in Note 13 (“Acquisitions and Discontinued Operations”).

KeyCorp paid interest on borrowed funds totaling $112 million in 2015, $114 million in 2014, and $119 million in 2013.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Reports Regarding Internal Controls

Management’s Annual Report on Internal Control over Financial Reporting, the Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting, and the Report of Independent Registered Public Accounting Firm are included in Item 8 on pages 111, 112, and 113, respectively.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of our executive officers, and biographical information for each, is set forth in Item 1. Business of this report.

The other information required by this item will be set forth in the following sections of KeyCorp’s Definitive Proxy Statement for the 2016 Annual Meeting of Shareholders to be held May 19, 2016 (the “2016 Proxy Statement”) and these sections are incorporated herein by reference:

¿	“Proposal One: Election of Directors”

¿	“Ownership of KeyCorp Equity Securities — Section 16(a) Beneficial Ownership Reporting Compliance”

¿	“Corporate Governance Documents — Code of Ethics”

¿	“The Board of Directors and Its Committees — Audit Committee”

KeyCorp expects to file the 2016 Proxy Statement with the SEC on or about April 6, 2016. Any amendment to, or waiver from a provision of, the Code of Ethics that applies to its Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, or any other executive officer or director, will be promptly disclosed on its website (www.key.com/ir) as required by laws, rules and regulations of the SEC.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be set forth in the following sections of the 2016 Proxy Statement and these sections are incorporated herein by reference:

¿	“Compensation Discussion and Analysis”

¿	“Compensation of Executive Officers and Directors”

¿	“Compensation and Organization Committee Report”

¿	“The Board of Directors and Its Committees — Oversight of Compensation Related Risks”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in the section captioned “Ownership of KeyCorp Equity Securities” contained in the 2016 Proxy Statement, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in the following sections of the 2016 Proxy Statement and these sections are incorporated herein by reference:

¿	“The Board of Directors and Its Committees — Director Independence”

¿	“The Board of Directors and Its Committees — Related Party Transactions”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in the sections captioned “Audit Matters — Ernst & Young’s Fees” contained in the 2016 Proxy Statement, and is incorporated herein by reference.

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

(a) (3) Exhibits*

2.1	Agreement and Plan of Merger between KeyCorp and First Niagara Financial Group, Inc., dated as of October 30, 2015, filed as Exhibit 2.1 to Form 8-K filed on November 2, 2015.*†
3.1	Amended and Restated Articles of Incorporation of KeyCorp (effective August 12, 2009), filed as Exhibit 3.1 to Form 10-K for the year ended December 31, 2014.*
3.2	Amended and Restated Regulations of KeyCorp, effective May 19, 2011, filed as Exhibit 3.2 to Form 10-Q for the quarter ended June 30, 2011.*
10.1	Form of Award of Non-Qualified Stock Options (effective June 12, 2009), filed as Exhibit 10.1 to Form 10-K for the year ended December 31, 2014.*
10.2	Form of Award of KeyCorp Executive Officer Grants (Award of Cash Performance Shares and Above-Target Performance Shares) (2013-2015), filed as Exhibit 10.6 to Form 10-K for the year ended December 31, 2012.*
10.3	Form of Performance Shares Award Agreement (2014-2016), filed as Exhibit 10.5 to Form 10-K for the year ended December 31, 2013.*
10.4	Form of Performance Shares Award Agreement (2015-2017), filed as Exhibit 10.5 to Form 10-K for the year ended December 31, 2014.*
10.5	Form of Performance Shares Award Agreement (2016-2018).
10.6	Form of Award of KeyCorp Executive Officer Grants (Award of Restricted Stock Units) (effective March 1, 2013) filed as Exhibit 10.7 to Form 10-K for the year ended December 31, 2012.*
10.7	Form of Award of KeyCorp Executive Officer Grants (Award of Stock Options) (effective March 1, 2013), filed as Exhibit 10.8 to Form 10-K for the year ended December 31, 2012.*
10.8	Form of Restricted Stock Unit Award Agreement under KeyCorp 2013 Equity Compensation Plan, filed as Exhibit 10.1 to Form 10-Q for the second quarter ended June 30, 2013.*
10.9	Letter Agreement between KeyBank National Association and William R. Koehler, dated as of April 17, 2014, filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2014.*

10.10	Amendment to April 17, 2014 Letter Agreement between KeyBank National Association and William R. Koehler, dated as of May 6, 2014, filed as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2014.*
10.11	Form of Change of Control Agreement (Tier I) between KeyCorp and Certain Executive Officers of KeyCorp, dated as of March 8, 2012, filed as Exhibit 10.1 to Form 8-K filed March 8, 2012.*
10.12	Form of Change of Control Agreement (Tier II Executives) between KeyCorp and Certain Executive Officers of KeyCorp, dated as of April 15, 2012, filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2012.*
10.13	KeyCorp Annual Incentive Plan (January 1, 2011 Restatement), filed as Exhibit 10.15 to Form 10-K for the year ended December 31, 2011.*
10.14	KeyCorp 2011 Annual Performance Plan, filed as Appendix A to Schedule 14A filed on April 5, 2011.*
10.15	KeyCorp 2004 Equity Compensation Plan (effective March 18, 2004), filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 2014.*
10.16	KeyCorp 2010 Equity Compensation Plan (effective March 11, 2010).
10.17	Director Deferred Compensation Plan (May 18, 2000 Amendment and Restatement), filed as Exhibit 10.21 to Form 10-K for the year ended December 31, 2013.*
10.18	Amendment to the Director Deferred Compensation Plan (effective December 31, 2004), filed as Exhibit 10.20 to Form 10-K for the year ended December 31, 2014.*
10.19	KeyCorp Amended and Restated Second Director Deferred Compensation Plan (effective September 18, 2013), filed as Exhibit 10.23 to Form 10-K for the year ended December 31, 2013.*
10.20	KeyCorp Directors’ Deferred Share Sub-Plan (effective September 18, 2013), filed as Exhibit 10.25 to Form 10-K for the year ended December 31, 2013.*
10.21	KeyCorp Excess Cash Balance Pension Plan (effective January 1, 1998), filed as Exhibit 10.26 to Form 10-K for the year ended December 31, 2013.*
10.22	First Amendment to the KeyCorp Excess Cash Balance Pension Plan (effective July 1, 1999), filed as Exhibit 10.27 to Form 10-K for the year ended December 31, 2013.*
10.23	Second Amendment to the KeyCorp Excess Cash Balance Pension Plan (effective January 1, 2003), filed as Exhibit 10.28 to Form 10-K for the year ended December 31, 2013.*
10.24	Restated Amendment to KeyCorp Excess Cash Balance Pension Plan (effective December 31, 2004), filed as Exhibit 10.26 to Form 10-K for the year ended December 31, 2014.*
10.25	Disability Amendment to KeyCorp Excess Cash Balance Pension Plan (effective December 31, 2007), filed as Exhibit 10.27 to Form 10-K for the year ended December 31, 2012.*
10.26	KeyCorp Second Excess Cash Balance Pension Plan (effective February 8, 2010), filed as Exhibit 10.28 to Form 10-K for the year ended December 31, 2014.*
10.27	Trust Agreement for certain amounts that may become payable to certain executives and directors of KeyCorp, dated April 1, 1997, and amended as of August 25, 2003, filed as Exhibit 10.32 to Form 10-K for the year ended December 31, 2013.*
10.28	KeyCorp 2013 Equity Compensation Plan (effective March 13, 2014), filed as Appendix A to Schedule 14A filed on March 29, 2013. *
10.29	KeyCorp Deferred Savings Plan (effective January 1, 2015), filed as Exhibit 10.31 to Form 10-K for the year ended December 31, 2014.*
10.30	KeyCorp Deferred Equity Allocation Plan (effective May 22, 2003), filed as Exhibit 10.32 to Form 10-K for the year ended December 31, 2014.*
10.31	Letter Agreement between Robert Morris and KeyCorp, dated as of May 28, 2015, filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2015.*
10.32	Form of Merger Integration Performance Shares Award Agreement.
12	Computation of Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Label Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Incorporated by reference. Copies of these Exhibits have been filed with the SEC. Exhibits that are not incorporated by reference are filed with this report. Shareholders may obtain a copy of any exhibit, upon payment of reproduction costs, by writing KeyCorp Investor Relations, 127 Public Square, Mail Code OH-01-27-0737, Cleveland, OH 44114-1306.
†	Certain schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K and KeyCorp agrees to furnish supplementally to the SEC a copy of any omitted schedule upon request.

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

KEYCORP

/s/ Donald R. Kimble
Donald R. Kimble
Chief Financial Officer (Principal Financial Officer)
February 24, 2016

/s/ Douglas M. Schosser
Douglas M. Schosser
Chief Accounting Officer (Principal Accounting Officer)
February 24, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title

*Beth E. Mooney	Chairman, Chief Executive Officer (Principal Executive Officer), President and Director

*Donald R. Kimble	Chief Financial Officer (Principal Financial Officer)

*Douglas M. Schosser	Chief Accounting Officer (Principal Accounting Officer)

*Bruce D. Broussard	Director
*Joseph A. Carrabba	Director
*Charles P. Cooley	Director
*Alexander M. Cutler	Director
*H. James Dallas	Director
*Elizabeth R. Gile	Director
*Ruth Ann M. Gillis	Director
*William G. Gisel, Jr.	Director
*Richard J. Hipple	Director
*Kristen L. Manos	Director
*Demos Parneros	Director
*Barbara R. Snyder	Director
*David K. Wilson	Director

/s/ Paul N. Harris
* By Paul N. Harris, attorney-in-fact
February 24, 2016