Form 10-Q
period 2016-03-31
KEYCORP /NEW/
filed 2016-05-05
CIK 91576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares with a par value of $1 each	842,372,999 Shares
Title of class	Outstanding at May 2, 2016

KEYCORP

PART I. FINANCIAL INFORMATION

Throughout the Notes to Consolidated Financial Statements (Unaudited) and Management’s Discussion & Analysis of Financial Condition & Results of Operations, we use certain acronyms and abbreviations as defined in Note 1 (“Basis of Presentation and Accounting Policies”) that begins on page 10.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheets

	March 31,	December 31,	March 31,
in millions, except per share data	2016	2015	2015
	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$474	$607	$506
Short-term investments	5,436	2,707	3,378
Trading account assets	765	788	789
Securities available for sale	14,304	14,218	13,120
Held-to-maturity securities (fair value: $5,031, $4,848, and $5,003)	5,003	4,897	5,005
Other investments	643	655	730
Loans, net of unearned income of $623, $646, and $665	60,438	59,876	57,953
Less: Allowance for loan and lease losses	826	796	794

Net loans	59,612	59,080	57,159
Loans held for sale	684	639	1,649
Premises and equipment	750	779	806
Operating lease assets	362	340	306
Goodwill	1,060	1,060	1,057
Other intangible assets	57	65	92
Corporate-owned life insurance	3,557	3,541	3,488
Derivative assets	1,065	619	731
Accrued income and other assets	2,849	3,292	3,142
Discontinued assets (including $3, $4, and $187 million of portfolio loans at fair value, see Note 11)	1,781	1,846	2,246

Total assets	$98,402	$95,133	$94,204

LIABILITIES
Deposits in domestic offices:
NOW and money market deposit accounts	$38,946	$37,089	$35,623
Savings deposits	2,385	2,341	2,413
Certificates of deposit ($100,000 or more)	3,095	2,392	1,982
Other time deposits	3,259	3,127	3,182

Total interest-bearing deposits	47,685	44,949	43,200
Noninterest-bearing deposits	25,697	26,097	27,948
Deposits in foreign office — interest-bearing	—	—	474

Total deposits	73,382	71,046	71,622
Federal funds purchased and securities sold under repurchase agreements	374	372	517
Bank notes and other short-term borrowings	615	533	608
Derivative liabilities	790	632	825
Accrued expense and other liabilities	1,410	1,605	1,308
Long-term debt	10,760	10,186	8,711

Total liabilities	87,331	84,374	83,591

EQUITY
Preferred stock, $1 par value, authorized 25,000,000 shares:
7.75% Noncumulative Perpetual Convertible Preferred Stock, Series A, $100 liquidation preference; authorized 7,475,000 shares; issued 2,900,234, 2,900,234, and 2,900,234 shares	290	290	290
Common shares, $1 par value; authorized 1,400,000,000 shares; issued 1,016,969,905, 1,016,969,905, and 1,016,969,905 shares	1,017	1,017	1,017
Capital surplus	3,818	3,922	3,910
Retained earnings	9,042	8,922	8,445
Treasury stock, at cost (174,680,274, 181,218,648, and 166,049,974 shares)	(2,888)	(3,000)	(2,780)
Accumulated other comprehensive income (loss)	(213)	(405)	(279)

Key shareholders’ equity	11,066	10,746	10,603
Noncontrolling interests	5	13	10

Total equity	11,071	10,759	10,613

Total liabilities and equity	$98,402	$95,133	$94,204

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Income (Unaudited)

	Three months ended March 31,
dollars in millions, except per share amounts	2016	2015
INTEREST INCOME
Loans	$562	$523
Loans held for sale	8	7
Securities available for sale	75	70
Held-to-maturity securities	24	24
Trading account assets	7	5
Short-term investments	4	2
Other investments	3	5

Total interest income	683	636

INTEREST EXPENSE
Deposits	31	26
Bank notes and other short-term borrowings	2	2
Long-term debt	46	37

Total interest expense	79	65

NET INTEREST INCOME	604	571
Provision for credit losses	89	35

Net interest income after provision for credit losses	515	536

NONINTEREST INCOME
Trust and investment services income	109	109
Investment banking and debt placement fees	71	68
Service charges on deposit accounts	65	61
Operating lease income and other leasing gains	17	19
Corporate services income	50	43
Cards and payments income	46	42
Corporate-owned life insurance income	28	31
Consumer mortgage income	2	3
Mortgage servicing fees	12	13
Net gains (losses) from principal investing	—	29
Other income (a)	31	19

Total noninterest income	431	437

NONINTEREST EXPENSE
Personnel	404	389
Net occupancy	61	65
Computer processing	43	38
Business services and professional fees	41	33
Equipment	21	22
Operating lease expense	13	11
Marketing	12	8
FDIC assessment	9	8
Intangible asset amortization	8	9
OREO expense, net	1	2
Other expense	90	84

Total noninterest expense	703	669

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	243	304
Income taxes	56	74

INCOME (LOSS) FROM CONTINUING OPERATIONS	187	230
Income (loss) from discontinued operations, net of taxes of $0 and $3 (see Note 11)	1	5

NET INCOME (LOSS)	188	235
Less: Net income (loss) attributable to noncontrolling interests	—	2

NET INCOME (LOSS) ATTRIBUTABLE TO KEY	$188	$233

Income (loss) from continuing operations attributable to Key common shareholders	$182	$222
Net income (loss) attributable to Key common shareholders	183	227

Per common share:
Income (loss) from continuing operations attributable to Key common shareholders	$.22	$.26
Income (loss) from discontinued operations, net of taxes	—	.01
Net income (loss) attributable to Key common shareholders (b)	.22	.27

Per common share — assuming dilution:
Income (loss) from continuing operations attributable to Key common shareholders	$.22	$.26
Income (loss) from discontinued operations, net of taxes	—	.01
Net income (loss) attributable to Key common shareholders (b)	.22	.26

Cash dividends declared per common share	$.075	$.065

Weighted-average common shares outstanding (000) (c)	827,381	848,580
Effect of convertible preferred stock	—	—
Effect of common share options and other stock awards (c)	7,679	8,542

Weighted-average common shares and potential common shares outstanding (000) (c), (d)	835,060	857,122

(a)	For the three months ended March 31, 2016, and March 31, 2015, net securities gains (losses) totaled less than $1 million. For the three months ended March 31, 2016, we did not have any impairment losses related to securities. For the three months ended March 31, 2015, impaired losses related to securities totaled less than $1 million.
(b)	EPS may not foot due to rounding.
(c)	For the three months ended March 31, 2016, weighted-average common shares outstanding, effect of common share options and other stock awards, and weighted-average common shares and potential common shares outstanding have been revised from our financial results reported on Form 8-K on April 21, 2016.
(d)	Assumes conversion of common share options and other stock awards and/or convertible preferred stock, as applicable.

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended March 31,
in millions	2016	2015
Net income (loss)	$188	$235
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale, net of income taxes of $76 and $33	128	55
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of $34 and $19	58	32
Foreign currency translation adjustments, net of income taxes of $3 and ($8)	5	(13)
Net pension and postretirement benefit costs, net of income taxes of $4 and $1	1	3

Total other comprehensive income (loss), net of tax	192	77

Comprehensive income (loss)	380	312
Less: Comprehensive income attributable to noncontrolling interests	—	2

Comprehensive income (loss) attributable to Key	$380	$310

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Changes in Equity (Unaudited)

	Key Shareholders’ Equity
dollars in millions, except per share amounts	Preferred Shares Outstanding (000)	Common Shares Outstanding (000)	Preferred Stock	Common Shares	Capital Surplus	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
BALANCE AT DECEMBER 31, 2014	2,905	859,403	$291	$1,017	$3,986	$8,273	$(2,681)	$(356)	$12
Net income (loss)						233			2
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale, net of income taxes of $33								55
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of $19								32
Foreign currency translation adjustments, net of income taxes of ($8)								(13)
Net pension and postretirement benefit costs, net of income taxes of $1								3
Deferred compensation					5
Cash dividends declared on common shares ($.065 per share)						(55)
Cash dividends declared on Noncumulative Series A Preferred Stock ($1.9375 per share)						(6)
Common shares repurchased		(14,087)					(197)
Series A Preferred Stock exchanged for common shares	(5)	33	(1)				1
Common shares reissued (returned) for stock options and other employee benefit plans		5,571			(81)		97
Net contribution from (distribution to) noncontrolling interests									(4)

BALANCE AT MARCH 31, 2015	2,900	850,920	$290	$1,017	$3,910	$8,445	$(2,780)	$(279)	$10

BALANCE AT DECEMBER 31, 2015	2,900	835,751	$290	$1,017	$3,922	$8,922	$(3,000)	$(405)	$13
Net income (loss)						188			—
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale, net of income taxes of $76								128
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of $34								58
Foreign currency translation adjustments, net of income taxes of $3								5
Net pension and postretirement benefit costs, net of income taxes of $3								1
Deferred compensation					(6)
Cash dividends declared on common shares ($.075 per share)						(63)
Cash dividends declared on Noncumulative Series A Preferred Stock ($1.9375 per share)						(5)
Common shares reissued (returned) for stock options and other employee benefit plans		6,539			(98)		112
Net contribution from (distribution to) noncontrolling interests									(8)

BALANCE AT MARCH 31, 2016	2,900	842,290	$290	$1,017	$3,818	$9,042	$(2,888)	$(213)	$5

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
in millions	2016	2015
OPERATING ACTIVITIES
Net income (loss)	$188	$235
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for credit losses	89	35
Depreciation, amortization and accretion expense, net	62	50
Increase in cash surrender value of corporate-owned life insurance	(25)	(25)
Stock-based compensation expense	19	13
FDIC reimbursement (payments), net of FDIC expense	1	—
Deferred income taxes (benefit)	50	50
Proceeds from sales of loans held for sale	1,110	1,225
Originations of loans held for sale, net of repayments	(1,153)	(2,109)
Net losses (gains) on sales of loans held for sale	(2)	(20)
Net losses (gains) from principal investing	—	(29)
Net losses (gains) and writedown on OREO	1	—
Net losses (gains) on leased equipment	—	(3)
Net losses (gains) on sales of fixed assets	1	—
Net decrease (increase) in trading account assets	23	(39)
Other operating activities, net	9	(485)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	373	(1,102)
INVESTING ACTIVITIES
Net decrease (increase) in short-term investments, excluding acquisitions	(2,729)	891
Purchases of securities available for sale	(610)	(403)
Proceeds from prepayments and maturities of securities available for sale	722	724
Proceeds from prepayments and maturities of held-to-maturity securities	251	266
Purchases of held-to-maturity securities	(358)	(257)
Purchases of other investments	(18)	(13)
Proceeds from sales of other investments	24	32
Proceeds from prepayments and maturities of other investments	—	4
Net decrease (increase) in loans, excluding acquisitions, sales and transfers	(663)	(727)
Proceeds from sales of portfolio loans	40	47
Proceeds from corporate-owned life insurance	9	15
Purchases of premises, equipment, and software	(8)	(3)
Proceeds from sales of OREO	3	6

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(3,337)	582
FINANCING ACTIVITIES
Net increase (decrease) in deposits, excluding acquisitions	2,336	(376)
Net increase (decrease) in short-term borrowings	84	127
Net proceeds from issuance of long-term debt	976	1,000
Payments on long-term debt	(498)	(129)
Repurchase of common shares	—	(197)
Net proceeds from reissuance of common shares	1	9
Cash dividends paid	(68)	(61)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,831	373

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	(133)	(147)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	607	653

CASH AND DUE FROM BANKS AT END OF PERIOD	$474	$506

Additional disclosures relative to cash flows:
Interest paid	$108	$98
Income taxes paid (refunded)	13	19
Noncash items:
Reduction of secured borrowing and related collateral	$21	$72
Loans transferred to held for sale from portfolio	—	10
Loans transferred to OREO	4	7

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

References to our “2015 Form 10-K” refer to our Form 10-K for the year ended December 31, 2015, which was filed with the U.S. Securities and Exchange Commission and is available on its website (www.sec.gov) and on our website (www.key.com/ir).

AICPA: American Institute of Certified Public Accountants.	KCDC: Key Community Development Corporation.
ALCO: Asset/Liability Management Committee.	KEF: Key Equipment Finance.
ALLL: Allowance for loan and lease losses.	KPP: Key Principal Partners
A/LM: Asset/liability management.	KREEC: Key Real Estate Equity Capital, Inc.
AOCI: Accumulated other comprehensive income (loss).	LCR: Liquidity coverage ratio.
APBO: Accumulated postretirement benefit obligation.	LIBOR: London Interbank Offered Rate.
Austin: Austin Capital Management, Ltd.	LIHTC: Low-income housing tax credit.
BHCs: Bank holding companies.	Moody’s: Moody’s Investor Services, Inc.
Board: KeyCorp Board of Directors.	MRM: Market Risk Management group.
CCAR: Comprehensive Capital Analysis and Review.	N/A: Not applicable.
CMBS: Commercial mortgage-backed securities.	NASDAQ: The NASDAQ Stock Market LLC.
CMO: Collateralized mortgage obligation.	NAV: Net asset value.
Common shares: KeyCorp common shares, $1 par value.	N/M: Not meaningful.
DIF: Deposit Insurance Fund of the FDIC.	NOW: Negotiable Order of Withdrawal.
Dodd-Frank Act: Dodd-Frank Wall Street Reform and	NPR: Notice of proposed rulemaking.
Consumer Protection Act of 2010.	NYSE: New York Stock Exchange.
EBITDA: Earnings before interest, taxes, depreciation, and	OCC: Office of the Comptroller of the Currency.
amortization.	OCI: Other comprehensive income (loss).
EPS: Earnings per share.	OREO: Other real estate owned.
ERM: Enterprise risk management.	OTTI: Other-than-temporary impairment.
EVE: Economic value of equity.	PBO: Projected benefit obligation.
FASB: Financial Accounting Standards Board.	PCI: Purchased credit impaired.
FDIC: Federal Deposit Insurance Corporation.	S&P: Standard and Poor’s Ratings Services, a Division of The
Federal Reserve: Board of Governors of the Federal Reserve	McGraw-Hill Companies, Inc.
System.	SEC: U.S. Securities and Exchange Commission.
FHLB: Federal Home Loan Bank of Cincinnati.	Series A Preferred Stock: KeyCorp’s 7.750% Noncumulative
FHLMC: Federal Home Loan Mortgage Corporation.	Perpetual Convertible Preferred Stock, Series A.
First Niagara: First Niagara Financial Group, Inc.	SIFIs: Systemically important financial institutions, including
(NASDAQ: FNFG).	BHCs with total consolidated assets of at least $50 billion
FNMA: Federal National Mortgage Association, or Fannie Mae.	and nonbank financial companies designated by FSOC for
FSOC: Financial Stability Oversight Council.	supervision by the Federal Reserve.
GAAP: U.S. generally accepted accounting principles.	TDR: Troubled debt restructuring.
GNMA: Government National Mortgage Association.	TE: Taxable-equivalent.
ISDA: International Swaps and Derivatives Association.	U.S. Treasury: United States Department of the Treasury.
KAHC: Key Affordable Housing Corporation.	VaR: Value at risk.
KBCM: KeyBanc Capital Markets, Inc.	VEBA: Voluntary Employee Beneficiary Association.
KCC: Key Capital Corporation.	VIE: Variable interest entity.

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

We believe that the unaudited consolidated interim financial statements reflect all adjustments of a normal recurring nature and disclosures that are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our 2015 Form 10-K.

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

Accounting Guidance Adopted in 2016

Business combinations. In September 2015, the FASB issued new accounting guidance that obligates an acquirer in a business combination to recognize adjustments to provisional amounts in the reporting period that the amounts were determined, eliminating the requirement for retrospective adjustments. The acquirer should record in the current period any income effects that resulted from the change in provisional amounts, calculated as if the accounting were completed at the acquisition date. This accounting guidance was effective prospectively for interim and annual reporting periods beginning after December 15, 2015 (effective January 1, 2016, for us). Early adoption was permitted. The adoption of this accounting guidance did not affect our financial condition or results of operations.

Fair value measurement. In May 2015, the FASB issued new disclosure guidance that eliminates the requirement to categorize investments measured using the net asset value practical expedient in the fair value hierarchy table. Entities are required to disclose the fair value of investments measured using the net asset value practical expedient so that financial statement users can reconcile amounts reported in the fair value hierarchy table to amounts reported on the balance sheet. This disclosure guidance was effective for interim and annual reporting periods beginning after December 15, 2015 (March 31, 2016, for us) on a retrospective basis. Early adoption was permitted. The adoption of this disclosure guidance did not affect our financial condition or results of operations. We provide the disclosure related to this new guidance in Note 5 (“Fair Value Measurements”).

Cloud computing fees. In April 2015, the FASB issued new accounting guidance that clarifies a customer’s accounting for fees paid in a cloud computing arrangement. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This accounting guidance was effective for interim and annual reporting periods beginning after December 15, 2015 (effective January 1, 2016, for us) and could be implemented using either a prospective method or a retrospective method. Early adoption was permitted. We elected to implement this new accounting guidance using a prospective approach. The adoption of this accounting guidance did not affect our financial condition or results of operations.

Imputation of interest. In April 2015, the FASB issued new accounting guidance that requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This accounting guidance was effective retrospectively for interim and annual reporting periods beginning after December 15, 2015 (effective January 1, 2016, for us). Early adoption was permitted. The adoption of this accounting guidance did not have a material effect on our financial condition or results of operations.

Consolidation. In February 2015, the FASB issued new accounting guidance that changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The new guidance amends the current accounting guidance to address limited partnerships and similar legal entities, certain investment funds, fees paid to a decision maker or service provider, and the impact of fee arrangements and related parties on the primary beneficiary determination. This accounting guidance was effective for interim and annual reporting periods beginning after December 15, 2015 (effective January 1, 2016, for us) and was implemented using a modified retrospective basis. Retrospective application to all relevant prior periods and early adoption was permitted. The adoption of this accounting guidance did not affect our financial condition or results of operations. Our Principal Investing unit and the Real Estate Capital line of business have equity and mezzanine investments, which were subjected to the new guidance. We determined these investments are VIEs. We provide disclosures related to our variable interest entities as required by the new guidance in Note 9 (“Variable Interest Entities”).

Derivatives and hedging. In November 2014, the FASB issued new accounting guidance that clarifies how current guidance should be interpreted when evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. An entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, when evaluating the nature of a host contract. This accounting guidance was effective for interim and annual reporting periods beginning after December 15, 2015 (effective January 1, 2016, for us) and could be implemented using a modified retrospective basis. Retrospective application to all relevant prior periods and early adoption was permitted. The adoption of this accounting guidance did not affect our financial condition or results of operations.

Consolidation. In August 2014, the FASB issued new accounting guidance that clarifies how to measure the financial assets and the financial liabilities of a consolidated collateralized financing entity. This accounting guidance was effective for interim and annual reporting periods beginning after December 15, 2015 (effective January 1, 2016, for us) and could be implemented using either a retrospective method or a cumulative-effect approach. Early adoption was permitted. The adoption of this accounting guidance did not affect our financial condition or results of operations.

Stock-based compensation. In June 2014, the FASB issued new accounting guidance that clarifies how to account for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. This accounting guidance was effective for interim and annual reporting periods beginning after December 15, 2015 (effective January 1, 2016, for us) and could be implemented using either a retrospective method or a prospective method. Early adoption was permitted. We elected to implement this new accounting guidance using a prospective approach. The adoption of this accounting guidance did not affect our financial condition or results of operations.

Accounting Guidance Pending Adoption at March 31, 2016

Stock-based compensation. In March 2016, the FASB issued new accounting guidance that simplifies accounting for several aspects of share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and presentation on the statement of cash flows. This accounting guidance will be effective for interim and annual reporting periods beginning after December 15, 2016 (effective January 1, 2017, for us). The method of transition is dependent on the particular amendment within the new guidance. Early adoption is permitted. We are currently evaluating the impact that this accounting guidance may have on our financial condition or results of operations.

Equity method investments. In March 2016, the FASB issued new accounting guidance that simplifies the transition to equity method accounting by eliminating the requirement for an investor to make retroactive adjustments to the investment, results of operations, and retained earnings on a step-by-step basis when an investment becomes qualified for equity method accounting. Instead, when an investment qualifies for the equity method due to an increase in ownership or degree of influence, an equity method investor is required to add the cost of acquiring the additional interest to the current basis of the previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for the equity method. This accounting guidance will be effective prospectively for interim and annual reporting periods beginning after December 15, 2016 (effective January 1, 2017, for us). Early adoption is permitted. The adoption of this accounting guidance is not expected to have a material effect on our financial condition or results of operations.

Derivatives and hedging. In March 2016, the FASB issued new accounting guidance that requires an entity to use a four-step decision model when assessing contingent call (put) options that can accelerate the payment of principal on debt instruments to determine whether they are clearly and closely related to their debt hosts. This accounting guidance will be effective for interim and annual reporting periods beginning after December 15, 2016 (effective January 1, 2017, for us) and must be implemented using a modified retrospective basis. Early adoption is permitted. The adoption of this accounting guidance is not expected to have a material effect on our financial condition or results of operations.

Derivatives and hedging. In March 2016, the FASB issued new accounting guidance that clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, by itself, require dedesignation, but all other hedge accounting criteria must be met. This accounting guidance will be effective for interim and annual reporting periods beginning after December 15, 2016 (effective January 1, 2017, for us) and can be implemented using either a prospective method or a modified retrospective method. Early adoption is permitted. We have elected to implement this new accounting guidance using a prospective method. The adoption of this accounting guidance is not expected to have a material effect on our financial condition or results of operations.

Extinguishment of liabilities. In March 2016, the FASB issued new accounting guidance that clarifies that liabilities related to the sale of prepaid stored-value products are financial liabilities, and breakage should be accounted for under the breakage guidance in the new revenue recognition accounting guidance. It also provides clarity on how prepaid product liabilities should be derecognized. This accounting guidance will be effective for interim and annual reporting periods beginning after December 15, 2017 (effective January 1, 2018, for us) and can be implemented using either a modified retrospective approach or retrospective approach. We are currently determining a transition method and evaluating the impact that this accounting guidance may have on our financial condition or results of operations.

Leases. In February 2016, the FASB issued new accounting guidance that requires a lessee to recognize a liability to make lease payments and a right of use asset representing its right to use an underlying asset during the lease term for both finance and operating leases. The definition of a lease was modified to exemplify the concept of control over an asset identified in the lease. Lease classification criteria remains substantially similar to criteria in current lease guidance. The guidance defines which payments can be used in determining lease classification. For short-term leases with a term of 12 months or less, lessees can make a policy election not to recognize lease assets and lease liabilities. Lessor accounting is largely unchanged. Leveraged leases that commenced before the effective date of the new guidance are grandfathered. New disclosures are required, and certain practical expedients are allowed upon adoption. This accounting and disclosure guidance will be effective for interim and annual reporting periods beginning after December 15, 2018 (effective January 1, 2019, for us) and should be implemented using the modified retrospective approach. Early adoption is permitted. We are currently evaluating the impact that this accounting guidance may have on our financial condition or results of operations.

Financial instruments. In January 2016, the FASB issued new accounting guidance that requires equity investments, except those accounted for under the equity method of accounting or consolidated, to be measured at fair value with changes recognized in net income. If there is no readily determinable fair value, the guidance allows entities the ability to measure investments at cost less impairment, whereby impairment is based on a qualitative assessment. The guidance eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost and changes the presentation of financial assets and financial liabilities on the balance sheet or in the footnotes. If an entity has elected the fair value option to measure liabilities, the new accounting guidance requires the portion of the change in the fair value of a liability resulting from credit risk to be presented in OCI. We have not elected to measure any of our liabilities at fair value, and therefore, this aspect of the guidance is not applicable to us. This accounting and disclosure guidance will be effective for interim and annual reporting periods beginning after December 15, 2017 (effective January 1, 2018, for us). For the guidance applicable to us, the accounting will be implemented on a prospective basis, whereby early adoption is not permitted. We are currently evaluating the impact that this accounting guidance may have on our financial condition or results of operations.

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

Revenue recognition. In May 2014, the FASB issued new accounting guidance that revises the criteria for determining when to recognize revenue from contracts with customers and expands disclosure requirements. This accounting guidance can be implemented using either a retrospective method or a cumulative-effect approach. In August 2015, the FASB issued an update that defers the effective date of the revenue recognition guidance by one year. This new guidance will be effective for interim and annual reporting periods beginning after December 15, 2017 (effective January 1, 2018, for us). Early adoption is permitted but only for interim and annual reporting periods beginning after December 15, 2016. We have elected to implement this new accounting guidance using a cumulative-effect approach. Our preliminary analysis suggests that the adoption of this accounting guidance is not expected to have a material effect on our financial condition or results of operations. There are many aspects of this new accounting guidance that are still being interpreted, and the FASB has recently issued updates to certain aspects of the guidance to address implementation issues. For example, the FASB issued accounting guidance in March 2016 to clarify principal versus agent considerations and additional guidance in April 2016 to clarify the identification of performance obligations and the licensing implementation guidance. The results of our materiality analysis may change based on the conclusions reached as to the application of the new guidance.

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

Our basic and diluted earnings per common share are calculated as follows:

	Three months ended March 31,
dollars in millions, except per share amounts	2016	2015
EARNINGS
Income (loss) from continuing operations	$187	$230
Less: Net income (loss) attributable to noncontrolling interests	—	2

Income (loss) from continuing operations attributable to Key	187	228
Less: Dividends on Series A Preferred Stock	5	6

Income (loss) from continuing operations attributable to Key common shareholders	182	222
Income (loss) from discontinued operations, net of taxes (a)	1	5

Net income (loss) attributable to Key common shareholders	$183	$227

WEIGHTED-AVERAGE COMMON SHARES
Weighted-average common shares outstanding (000) (b)	827,381	848,580
Effect of convertible preferred stock	—	—
Effect of common share options and other stock awards (b)	7,679	8,542

Weighted-average common shares and potential common shares outstanding (000) (b), (c)	835,060	857,122

EARNINGS PER COMMON SHARE

Income (loss) from continuing operations attributable to Key common shareholders	$.22	$.26
Income (loss) from discontinued operations, net of taxes (a)	—	.01
Net income (loss) attributable to Key common shareholders (d)	.22	.27

Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$.22	$.26
Income (loss) from discontinued operations, net of taxes (a)	—	.01
Net income (loss) attributable to Key common shareholders — assuming dilution (d)	.22	.26

(a)	In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. As a result of this decision, we have accounted for this business as a discontinued operation. For further discussion regarding the income (loss) from discontinued operations, see Note 11 (“Acquisitions and Discontinued Operations”).
(b)	For the three months ended March 31, 2016, weighted-average common shares outstanding, effect of common share options and other stock awards, and weighted-average common shares and potential common shares outstanding have been revised from our financial results reported on Form 8-K on April 21, 2016.
(c)	Assumes conversion of common share options and other stock awards and/or convertible preferred stock, as applicable.
(d)	EPS may not foot due to rounding.

3. Loans and Loans Held for Sale

Our loans by category are summarized as follows:

in millions	March 31, 2016	December 31, 2015	March 31, 2015
Commercial, financial and agricultural (a)	$31,976	$31,240	$28,783
Commercial real estate:
Commercial mortgage	8,364	7,959	8,162
Construction	841	1,053	1,142

Total commercial real estate loans	9,205	9,012	9,304
Commercial lease financing (b)	3,934	4,020	4,064

Total commercial loans	45,115	44,272	42,151
Residential — prime loans:
Real estate — residential mortgage	2,234	2,242	2,231
Home equity loans	10,149	10,335	10,523

Total residential — prime loans	12,383	12,577	12,754
Consumer direct loans	1,579	1,600	1,547
Credit cards	782	806	727
Consumer indirect loans	579	621	774

Total consumer loans	15,323	15,604	15,802

Total loans (c) (d)	$60,438	$59,876	$57,953

(a)	Loan balances include $85 million, $85 million, and $87 million of commercial credit card balances at March 31, 2016, December 31, 2015, and March 31, 2015, respectively.
(b)	Commercial lease financing includes receivables held as collateral for a secured borrowing of $115 million, $134 million, and $230 million at March 31, 2016, December 31, 2015, and March 31, 2015, respectively. Principal reductions are based on the cash payments received from these related receivables. Additional information pertaining to this secured borrowing is included in Note 18 (“Long-Term Debt”) beginning on page 208 of our 2015 Form 10-K.
(c)	At March 31, 2016, total loans include purchased loans of $109 million, of which $11 million were PCI loans. At December 31, 2015, total loans include purchased loans of $114 million, of which $11 million were PCI loans. At March 31, 2015, total loans include purchased loans of $130 million, of which $12 million were PCI loans.
(d)	Total loans exclude loans of $1.8 billion at March 31, 2016, $1.8 billion at December 31, 2015, and $2.2 billion at March 31, 2015, related to the discontinued operations of the education lending business. Additional information pertaining to these loans is provided in Note 11 (“Acquisitions and Discontinued Operations”).

Our loans held for sale are summarized as follows:

in millions	March 31, 2016	December 31, 2015	March 31, 2015
Commercial, financial and agricultural	$103	$76	$183
Real estate — commercial mortgage	562	532	1,408
Commercial lease financing	—	14	14
Real estate — residential mortgage	19	17	44

Total loans held for sale	$684	$639	$1,649

Our quarterly summary of changes in loans held for sale follows:

in millions	March 31, 2016	December 31, 2015	March 31, 2015
Balance at beginning of the period	$639	$916	$734
New originations	1,114	1,655	2,130
Transfers from (to) held to maturity, net	—	22	10
Loan sales	(1,108)	(1,943)	(1,204)
Loan draws (payments), net	39	(11)	(21)

Balance at end of period	$684	$639	$1,649

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

Our nonperforming assets and past due loans were as follows:

in millions	March 31, 2016	December 31, 2015	March 31, 2015
Total nonperforming loans (a), (b)	$676	$387	$437
OREO (c)	14	14	20
Other nonperforming assets	2	2	—

Total nonperforming assets	$692	$403	$457

Nonperforming assets from discontinued operations - education lending (d)	$6	$7	$8

Restructured loans included in nonperforming loans	$151	$159	$141
Restructured loans with an allocated specific allowance (e)	59	69	70
Specifically allocated allowance for restructured loans (f)	29	30	39

Accruing loans past due 90 days or more	$70	$72	$111
Accruing loans past due 30 through 89 days	237	208	216

(a)	Loan balances exclude $11 million, $11 million, and $12 million of PCI loans at March 31, 2016, December 31, 2015, and March 31, 2015, respectively.
(b)	Includes carrying value of consumer residential mortgage loans in the process of foreclosure of approximately $131 million, $114 million, and $119 million at March 31, 2016, December 31, 2015, and March 31, 2015, respectively.
(c)	Includes carrying value of foreclosed residential real estate of approximately $11 million, $11 million, and $17 million at March 31, 2016, December 31, 2015, and March 31, 2015, respectively.
(d)	Restructured loans of approximately $21 million, $21 million, and $18 million are included in discontinued operations at March 31, 2016, December 31, 2015, and March 31, 2015, respectively. See Note 11 (“Acquisitions and Discontinued Operations”) for further discussion.
(e)	Included in individually impaired loans allocated a specific allowance.
(f)	Included in allowance for individually evaluated impaired loans.

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

At March 31, 2016, the outstanding unpaid principal balance and carrying value of all PCI loans was $17 million and $11 million, respectively, compared to $17 million and $11 million, respectively, at December 31, 2015, and $19 million and $12 million, respectively, at March 31, 2015. Changes in the accretable yield during the first quarter of 2016 included accretion and net reclassifications of less than $1 million, resulting in an ending balance of $5 million at March 31, 2016. Changes in the accretable yield during 2015 included accretion and net reclassifications of less than $1 million, resulting in an ending balance of $5 million at December 31, 2015, which was unchanged from the ending balance at December 31, 2014. Changes in the accretable yield during the first quarter of 2015 included accretion and net reclassifications of less than $1 million, resulting in an ending balance of $5 million at March 31, 2015.

At March 31, 2016, the approximate carrying amount of our commercial nonperforming loans outstanding represented 89% of their original contractual amount owed, total nonperforming loans outstanding represented 88% of their original contractual amount owed, and nonperforming assets in total were carried at 88% of their original contractual amount owed.

At March 31, 2016, our 20 largest nonperforming loans totaled $359 million, representing 54% of total loans on nonperforming status. At March 31, 2015, our 20 largest nonperforming loans totaled $123 million, representing 28% of total loans on nonperforming status.

Nonperforming loans and loans held for sale reduced expected interest income by $5 million for the three months ended March 31, 2016, and $4 million for the three months ended March 31, 2015.

The following tables set forth a further breakdown of individually impaired loans as of March 31, 2016, December 31, 2015, and March 31, 2015:

		Unpaid		Average
March 31, 2016	Recorded	Principal	Specific	Recorded
in millions	Investment (a)	Balance (b)	Allowance	Investment
With no related allowance recorded:
Commercial, financial and agricultural	$260	$270	—	$150
Commercial real estate:
Commercial mortgage	4	7	—	4
Construction	8	8	—	7

Total commercial real estate loans	12	15	—	11

Total commercial loans	272	285	—	161

Real estate — residential mortgage	23	23	—	23
Home equity loans	68	68	—	65
Consumer indirect loans	1	1	—	1

Total consumer loans	92	92	—	89

Total loans with no related allowance recorded	364	377	—	250

With an allowance recorded:
Commercial, financial and agricultural	101	113	$28	64
Commercial real estate:
Commercial mortgage	4	4	1	5

Total commercial real estate loans	4	4	1	5

Total commercial loans	105	117	29	69

Real estate — residential mortgage	32	32	3	33
Home equity loans	65	65	19	64
Consumer direct loans	3	3	—	3
Credit cards	3	3	—	3
Consumer indirect loans	35	35	3	36

Total consumer loans	138	138	25	139

Total loans with an allowance recorded	243	255	54	208

Total	$607	$632	$54	$458

(a)	The Recorded Investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on our consolidated balance sheet.
(b)	The Unpaid Principal Balance represents the customer’s legal obligation to us.

		Unpaid		Average
December 31, 2015	Recorded	Principal	Specific	Recorded
in millions	Investment (a)	Balance (b)	Allowance	Investment
With no related allowance recorded:
Commercial, financial and agricultural	$40	$74	—	$23
Commercial real estate:
Commercial mortgage	5	8	—	10
Construction	5	5	—	5

Total commercial real estate loans	10	13	—	15

Total commercial loans	50	87	—	38

Real estate — residential mortgage	23	23	—	24
Home equity loans	61	61	—	62
Consumer direct loans	—	—	—	—
Credit cards	—	—	—	—
Consumer indirect loans	1	1	—	1

Total consumer loans	85	85	—	87

Total loans with no related allowance recorded	135	172	—	125

With an allowance recorded:
Commercial, financial and agricultural	28	43	$7	33
Commercial real estate:
Commercial mortgage	5	6	1	6
Construction	—	—	—	1

Total commercial real estate loans	5	6	1	7

Total commercial loans	33	49	8	40

Real estate — residential mortgage	33	33	4	32
Home equity loans	64	64	20	60
Consumer direct loans	3	3	—	4
Credit cards	3	3	—	4
Consumer indirect loans	37	37	3	40

Total consumer loans	140	140	27	140

Total loans with an allowance recorded	173	189	35	180

Total	$308	$361	$35	$305

(a)	The Recorded Investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on our consolidated balance sheet.
(b)	The Unpaid Principal Balance represents the customer’s legal obligation to us.

		Unpaid		Average
March 31, 2015	Recorded	Principal	Specific	Recorded
in millions	Investment (a)	Balance (b)	Allowance	Investment
With no related allowance recorded:
Commercial, financial and agricultural	$20	$51	—	$13
Commercial real estate:
Commercial mortgage	14	19	—	14
Construction	7	7	—	6

Total commercial real estate loans	21	26	—	20

Total commercial loans	41	77	—	33

Real estate — residential mortgage	23	23	—	23
Home equity loans	63	64	—	63
Consumer indirect loans	1	1	—	2

Total consumer loans	87	88	—	88

Total loans with no related allowance recorded	128	165	—	121

With an allowance recorded:
Commercial, financial and agricultural	62	62	$20	50
Commercial real estate:
Commercial mortgage	6	7	2	6
Construction	—	—	—	1

Total commercial real estate loans	6	7	2	7

Total commercial loans	68	69	22	57

Real estate — residential mortgage	32	32	5	32
Home equity loans	60	60	18	59
Consumer direct loans	3	3	—	3
Credit cards	4	4	—	4
Consumer indirect loans	43	43	4	44

Total consumer loans	142	142	27	142

Total loans with an allowance recorded	210	211	49	199

Total	$338	$376	$49	$320

(a)	The Recorded Investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on our consolidated balance sheet.
(b)	The Unpaid Principal Balance represents the customer’s legal obligation to us.

For the three months ended March 31, 2016, and March 31, 2015, interest income recognized on the outstanding balances of accruing impaired loans totaled $4 million and $1 million, respectively.

At March 31, 2016, aggregate restructured loans (accrual and nonaccrual loans) totaled $283 million, compared to $280 million at December 31, 2015, and $268 million at March 31, 2015. During the first three months of 2016, we added $23 million in restructured loans, which were partially offset by $20 million in payments and charge-offs. During 2015, we added $99 million in restructured loans, which were partially offset by $89 million in payments and charge-offs. During the first three months of 2015, we added $11 million in restructured loans, which were offset by $13 million in payments and charge-offs.

A further breakdown of TDRs included in nonperforming loans by loan category as of March 31, 2016, follows:

		Pre-modification	Post-modification
		Outstanding	Outstanding
March 31, 2016	Number	Recorded	Recorded
dollars in millions	of Loans	Investment	Investment
LOAN TYPE
Nonperforming:
Commercial, financial and agricultural	13	$58	$46
Commercial real estate:
Real estate — commercial mortgage	10	13	4

Total commercial loans	23	71	50
Real estate — residential mortgage	323	21	21
Home equity loans	1,350	85	76
Consumer direct loans	29	1	—
Credit cards	253	1	1
Consumer indirect loans	94	4	3

Total consumer loans	2,049	112	101

Total nonperforming TDRs	2,072	183	151

Prior-year accruing: (a)
Commercial, financial and agricultural	7	5	2

Total commercial loans	7	5	2
Real estate — residential mortgage	532	36	36
Home equity loans	1,149	68	57
Consumer direct loans	41	2	2
Credit cards	488	3	2
Consumer indirect loans	445	59	33

Total consumer loans	2,655	168	130

Total prior-year accruing TDRs	2,662	173	132

Total TDRs	4,734	$356	$283

(a)	All TDRs that were restructured prior to January 1, 2016, and are fully accruing.

A further breakdown of TDRs included in nonperforming loans by loan category as of December 31, 2015, follows:

		Pre-modification	Post-modification
		Outstanding	Outstanding
December 31, 2015	Number	Recorded	Recorded
dollars in millions	of Loans	Investment	Investment
LOAN TYPE
Nonperforming:
Commercial, financial and agricultural	12	$56	$45
Commercial real estate:
Real estate — commercial mortgage	12	30	7

Total commercial real estate loans	12	30	7

Total commercial loans	24	86	52
Real estate — residential mortgage	366	23	23
Home equity loans	1,262	85	76
Consumer direct loans	28	1	1
Credit cards	339	2	2
Consumer indirect loans	103	6	5

Total consumer loans	2,098	117	107

Total nonperforming TDRs	2,122	203	159

Prior-year accruing: (a)
Commercial, financial and agricultural	7	5	2
Commercial real estate:
Real estate — commercial mortgage	—	—	—

Total commercial real estate loans	—	—	—

Total commercial loans	7	5	2
Real estate — residential mortgage	489	34	34
Home equity loans	1,071	57	49
Consumer direct loans	42	2	2
Credit cards	461	4	2
Consumer indirect loans	430	59	32

Total consumer loans	2,493	156	119

Total prior-year accruing TDRs	2,500	161	121

Total TDRs	4,622	$364	$280

(a)	All TDRs that were restructured prior to January 1, 2015, and are fully accruing.

A further breakdown of TDRs included in nonperforming loans by loan category as of March 31, 2015, follows:

		Pre-modification	Post-modification
		Outstanding	Outstanding
March 31, 2015	Number	Recorded	Recorded
dollars in millions	of Loans	Investment	Investment
LOAN TYPE
Nonperforming:
Commercial, financial and agricultural	11	$25	$22
Commercial real estate:
Real estate — commercial mortgage	12	37	13

Total commercial real estate loans	12	37	13

Total commercial loans	23	62	35
Real estate — residential mortgage	383	22	22
Home equity loans	1,199	80	73
Consumer direct loans	28	1	1
Credit cards	275	2	1
Consumer indirect loans	143	9	9

Total consumer loans	2,028	114	106

Total nonperforming TDRs	2,051	176	141

Prior-year accruing: (a)
Commercial, financial and agricultural	17	6	3
Commercial real estate:
Real estate — commercial mortgage	1	2	1

Total commercial real estate loans	1	2	1

Total commercial loans	18	8	4
Real estate — residential mortgage	454	34	34
Home equity loans	1,142	57	49
Consumer direct loans	51	2	2
Credit cards	519	4	2
Consumer indirect loans	505	62	36

Total consumer loans	2,671	159	123

Total prior-year accruing TDRs	2,689	167	127

Total TDRs	4,740	$343	$268

(a)	All TDRs that were restructured prior to January 1, 2015, and are fully accruing.

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

Commercial loan TDRs are considered defaulted when principal and interest payments are 90 days past due. Consumer loan TDRs are considered defaulted when principal and interest payments are more than 60 days past due. During the first three months of 2016, there were no commercial loan TDRs and 51 consumer loan TDRs with a combined recorded investment of $3 million that experienced payment defaults after modifications resulting in TDR status during 2015. During the first three months of 2015, there were no significant commercial loan TDRs and 89 consumer loan TDRs with a combined recorded investment of $4 million that experienced payment defaults from modifications resulting in TDR status during 2014. As TDRs are individually evaluated for impairment under the specific reserve methodology, subsequent defaults do not generally have a significant additional impact on the ALLL.

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

	March 31,	December 31,	March 31,
in millions	2016	2015	2015
Commercial loans:
Interest rate reduction	$48	$51	$12
Forgiveness of principal	—	2	2
Other	4	1	25

Total	$52	$54	$39

Consumer loans:
Interest rate reduction	$128	$132	$140
Forgiveness of principal	20	8	4
Other	83	86	85

Total	$231	$226	$229

Total commercial and consumer TDRs (a)	$283	$280	$268
Total loans	60,438	59,876	57,953

(a)	Commitments outstanding to lend additional funds to borrowers whose loan terms have been modified in TDRs are $6 million, $9 million, and $5 million at March 31, 2016, December 31, 2015, and March 31, 2015, respectively.

Our policies for determining past due loans, placing loans on nonaccrual, applying payments on nonaccrual loans, and resuming accrual of interest for our commercial and consumer loan portfolios are disclosed in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Nonperforming Loans” beginning on page 121 of our 2015 Form 10-K.

At March 31, 2016, approximately $59.4 billion, or 98.4%, of our total loans were current, compared to approximately $59.2 billion, or 98.9% of total loans, at December 31, 2015, and approximately $57.2 billion, or 98.7% of total loans, at March 31, 2015. At March 31, 2016, total past due loans and nonperforming loans of $983 million represented approximately 1.6% of total loans, compared to $667 million, or 1.1% of total loans, at December 31, 2015, and $764 million, or 1.3% of total loans, at March 31, 2015.

The following aging analysis of past due and current loans as of March 31, 2016, December 31, 2015, and March 31, 2015, provides further information regarding Key’s credit exposure.

				90 and		Total Past
		30-59	60-89	Greater		Due and	Purchased
March 31, 2016		Days Past	Days Past	Days Past	Nonperforming	Nonperforming	Credit	Total
in millions	Current	Due	Due	Due	Loans	Loans	Impaired	Loans
LOAN TYPE
Commercial, financial and agricultural	$31,522	$30	$31	$13	$380	$454	—	$31,976
Commercial real estate:
Commercial mortgage	8,327	3	3	15	16	37	—	8,364
Construction	807	20	1	1	12	34	—	841

Total commercial real estate loans	9,134	23	4	16	28	71	—	9,205
Commercial lease financing	3,868	18	25	12	11	66	—	3,934

Total commercial loans	$44,524	$71	$60	$41	$419	$591	—	$45,115

Real estate — residential mortgage	$2,151	$10	$2	$2	$59	$73	$10	$2,234
Home equity loans	9,879	45	20	13	191	269	1	10,149
Consumer direct loans	1,564	6	3	5	1	15	—	1,579
Credit cards	764	5	4	7	2	18	—	782
Consumer indirect loans	562	9	2	2	4	17	—	579

Total consumer loans	$14,920	$75	$31	$29	$257	$392	$11	$15,323

Total loans	$59,444	$146	$91	$70	$676	$983	$11	$60,438

				90 and		Total Past
		30-59	60-89	Greater		Due and	Purchased
December 31, 2015		Days Past	Days Past	Days Past	Nonperforming	Nonperforming	Credit	Total
in millions	Current	Due	Due	Due	Loans	Loans	Impaired	Loans
LOAN TYPE
Commercial, financial and agricultural	$31,116	$11	$11	$20	$82	$124	—	$31,240
Commercial real estate:
Commercial mortgage	7,917	8	5	10	19	42	—	7,959
Construction	1,042	1	1	—	9	11	—	1,053

Total commercial real estate loans	8,959	9	6	10	28	53	—	9,012
Commercial lease financing	3,952	33	11	11	13	68	—	4,020

Total commercial loans	$44,027	$53	$28	$41	$123	$245	—	$44,272

Real estate — residential mortgage	$2,149	$14	$3	$2	$64	$83	$10	$2,242
Home equity loans	10,056	50	24	14	190	278	1	10,335
Consumer direct loans	1,580	10	3	5	2	20	—	1,600
Credit cards	785	6	4	9	2	21	—	806
Consumer indirect loans	601	9	4	1	6	20	—	621

Total consumer loans	$15,171	$89	$38	$31	$264	$422	$11	$15,604

Total loans	$59,198	$142	$66	$72	$387	$667	$11	$59,876

				90 and		Total Past
		30-59	60-89	Greater		Due and	Purchased
March 31, 2015		Days Past	Days Past	Days Past	Nonperforming	Nonperforming	Credit	Total
in millions	Current	Due	Due	Due	Loans	Loans	Impaired	Loans
LOAN TYPE
Commercial, financial and agricultural	$28,603	$36	$11	$35	$98	$180	—	$28,783
Commercial real estate:
Commercial mortgage	8,080	5	18	29	30	82	—	8,162
Construction	1,114	10	4	2	12	28	—	1,142

Total commercial real estate loans	9,194	15	22	31	42	110	—	9,304
Commercial lease financing	4,017	9	6	12	20	47	—	4,064

Total commercial loans	$41,814	$60	$39	$78	$160	$337	—	$42,151

Real estate — residential mortgage	$2,129	$12	$5	$2	$72	$91	$11	$2,231
Home equity loans	10,250	43	24	14	191	272	1	10,523
Consumer direct loans	1,527	8	4	6	2	20	—	1,547
Credit cards	708	5	3	9	2	19	—	727
Consumer indirect loans	749	9	4	2	10	25	—	774

Total consumer loans	$15,363	$77	$40	$33	$277	$427	$12	$15,802

Total loans	$57,177	$137	$79	$111	$437	$764	$12	$57,953

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

Credit quality indicators for our commercial and consumer loan portfolios, excluding $11 million and $12 million of PCI loans at March 31, 2016, and March 31, 2015, respectively, based on regulatory classification and payment activity as of March 31, 2016, and March 31, 2015, are as follows:

Commercial Credit Exposure

Credit Risk Profile by Creditworthiness Category (a) (b)

in millions
	Commercial, financial and agricultural			RE — Commercial			RE — Construction
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
RATING	2016	2015	2015	2016	2015	2015	2016	2015	2015
Pass	$30,335	$29,921	$27,886	$8,176	$7,800	$7,937	$796	$1,007	$1,120
Criticized (Accruing)	1,260	1,236	798	172	139	195	33	37	10
Criticized (Nonaccruing)	381	83	99	16	20	30	12	9	12

Total	$31,976	$31,240	$28,783	$8,364	$7,959	$8,162	$841	$1,053	$1,142

	Commercial Lease			Total
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
RATING	2016	2015	2015	2016	2015	2015
Pass	$3,878	$3,967	$3,996	$43,185	$42,695	$40,939
Criticized (Accruing)	45	38	48	1,510	1,450	1,051
Criticized (Nonaccruing)	11	15	20	420	127	161

Total	$3,934	$4,020	$4,064	$45,115	$44,272	$42,151

(a)	Credit quality indicators are updated on an ongoing basis and reflect credit quality information as of the dates indicated.
(b)	The term criticized refers to those loans that are internally classified by Key as special mention or worse, which are asset quality categories defined by regulatory authorities. These assets have an elevated level of risk and may have a high probability of default or total loss. Pass rated refers to all loans not classified as criticized.

Consumer Credit Exposure

Credit Risk Profile by Regulatory Classifications (a) (b)

in millions
	Residential — Prime
	March 31,	December 31,	March 31,
GRADE	2016	2015	2015
Pass	$12,107	$12,296	$12,463
Substandard	265	270	279

Total	$12,372	$12,566	$12,742

Credit Risk Profile Based on Payment Activity (a)
in millions
	Consumer direct loans			Credit cards			Consumer indirect loans
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
	2016	2015	2015	2016	2015	2015	2016	2015	2015
Performing	$1,578	$1,598	$1,545	$780	$804	$725	$575	$615	$764
Nonperforming	1	2	2	2	2	2	4	6	10

Total	$1,579	$1,600	$1,547	$782	$806	$727	$579	$621	$774

	Total
	March 31,	December 31,	March 31,
	2016	2015	2015
Performing	$2,933	$3,017	$3,034
Nonperforming	7	10	14

Total	$2,940	$3,027	$3,048

(a)	Credit quality indicators are updated on an ongoing basis and reflect credit quality information as of the dates indicated.
(b)	Our past due payment activity to regulatory classification conversion is as follows: pass = less than 90 days; and substandard = 90 days and greater plus nonperforming loans.

We determine the appropriate level of the ALLL on at least a quarterly basis. The methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” beginning on page 122 of our 2015 Form 10-K. We apply expected loss rates to existing loans with similar risk characteristics as noted in the credit quality indicator table above and exercise judgment to assess the impact of qualitative factors such as changes in economic conditions, changes in credit policies or underwriting standards, and changes in the level of credit risk associated with specific industries and markets.

For all commercial and consumer loan TDRs, regardless of size, as well as impaired commercial loans with an outstanding balance of $2.5 million or greater, we conduct further analysis to determine the probable loss content and assign a specific allowance to the loan if deemed appropriate. We estimate the extent of the individual impairment for commercial loans and TDRs by comparing the recorded investment of the loan with the estimated present value of its future cash flows, the fair value of its underlying collateral, or the loan’s observable market price. Secured consumer loan TDRs that are discharged through Chapter 7 bankruptcy and not formally re-affirmed are adjusted to reflect the fair value of the underlying collateral, less costs to sell. Non-Chapter 7 consumer loan TDRs are combined in homogenous pools and assigned a specific allocation based on the estimated present value of future cash flows using the loan’s effective interest rate. A specific allowance also may be assigned — even when sources of repayment appear sufficient — if we remain uncertain about whether the loan will be repaid in full. On at least a quarterly basis, we evaluate the appropriateness of our loss estimation methods to reduce differences between estimated incurred losses and actual losses. The ALLL at March 31, 2016, represents our best estimate of the probable credit losses inherent in the loan portfolio at that date.

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

At March 31, 2016, the ALLL was $826 million, or 1.37% of loans, compared to $794 million, or 1.37% of loans, at March 31, 2015. At March 31, 2016, the ALLL was 122.2% of nonperforming loans, compared to 181.7% at March 31, 2015.

A summary of the changes in the ALLL for the periods indicated is presented in the table below:

	Three months ended March 31,
in millions	2016	2015
Balance at beginning of period — continuing operations	$796	$794
Charge-offs	(60)	(47)
Recoveries	14	19

Net loans and leases charged off	(46)	(28)
Provision for loan and lease losses from continuing operations	76	29
Foreign currency translation adjustment	—	(1)

Balance at end of period — continuing operations	$826	$794

The changes in the ALLL by loan category for the periods indicated are as follows:

	December 31,				March 31,
in millions	2015	Provision	Charge-offs	Recoveries	2016
Commercial, financial and agricultural	$450	$50	$(26)	$3	$477
Real estate — commercial mortgage	134	—	(1)	2	135
Real estate — construction	25	(3)	—	1	23
Commercial lease financing	47	(1)	(3)	—	43

Total commercial loans	656	46	(30)	6	678
Real estate — residential mortgage	18	2	(2)	2	20
Home equity loans	57	14	(10)	3	64
Consumer direct loans	20	5	(6)	1	20
Credit cards	32	6	(8)	1	31
Consumer indirect loans	13	3	(4)	1	13

Total consumer loans	140	30	(30)	8	148

Total ALLL — continuing operations	796	76 (a)	(60)	14	826
Discontinued operations	28	2	(9)	3	24

Total ALLL — including discontinued operations	$824	$78	$(69)	$17	$850

(a)	Excludes a provision for losses on lending-related commitments of $13 million.

	December 31,				March 31,
in millions	2014	Provision	Charge-offs	Recoveries	2015
Commercial, financial and agricultural	$391	$21	$(12)	$5	$405
Real estate — commercial mortgage	148	—	(2)	2	148
Real estate — construction	28	1	(1)	—	28
Commercial lease financing	56	(3)	(2)	4	55

Total commercial loans	623	19	(17)	11	636
Real estate — residential mortgage	23	—	(2)	—	21
Home equity loans	71	(3)	(8)	3	63
Consumer direct loans	22	3	(6)	2	21
Credit cards	33	7	(8)	—	32
Consumer indirect loans	22	2	(6)	3	21

Total consumer loans	171	9	(30)	8	158

Total ALLL — continuing operations	794	28 (a)	(47)	19	794
Discontinued operations	29	2	(10)	4	25

Total ALLL — including discontinued operations	$823	$30	$(57)	$23	$819

(a)	Includes a $1 million foreign currency translation adjustment. Excludes provision for losses on lending-related commitments of $6 million.

Our ALLL from continuing operations increased by $32 million, or 4%, from the first quarter of 2015. Our allowance applies expected loss rates to our existing loans with similar risk characteristics as well as any adjustments to reflect our current assessment of qualitative factors, such as changes in economic conditions, underwriting standards, and concentrations of credit. Our commercial ALLL increased by $42 million, or 6.6%, from the first quarter of 2015 primarily because of loan growth and increased incurred loss estimates. The increase in these incurred loss estimates during 2015 was primarily due to the continued decline in oil and gas prices since 2014. Partially offsetting this increase was a decrease in our consumer ALLL of $10 million, or 6.3%, from the first quarter of 2015. Our consumer ALLL decrease was primarily due to continued improvement in credit metrics, such as delinquency, average credit bureau score, and loan to value, which have decreased expected loss rates since 2014. The continued improvement in the consumer portfolio credit quality metrics from the first quarter of 2015 was primarily due to continued improved credit quality and benefits of relatively stable economic conditions.

For continuing operations, the loans outstanding individually evaluated for impairment totaled $607 million, with a corresponding allowance of $54 million at March 31, 2016. Loans outstanding collectively evaluated for impairment totaled $59.8 billion, with a corresponding allowance of $771 million at March 31, 2016. At March 31, 2016, PCI loans evaluated for impairment totaled $11 million, with a corresponding allowance of $1 million. There was no provision for loan and lease losses on these PCI loans during the quarter ended March 31, 2016. At March 31, 2015, the loans outstanding individually evaluated for impairment totaled $338 million, with a corresponding allowance of $49 million. Loans outstanding collectively evaluated for impairment totaled $57.6 billion, with a corresponding allowance of $744 million at March 31, 2015. At March 31, 2015, PCI loans evaluated for impairment totaled $12 million, with a corresponding allowance of $1 million. There was no provision for loan and lease losses on these PCI loans during the quarter ended March 31, 2015.

A breakdown of the individual and collective ALLL and the corresponding loan balances as of March 31, 2016, follows:

	Allowance			Outstanding
	Individually	Collectively	Purchased			Individually	Collectively		Purchased
March 31, 2016	Evaluated for	Evaluated for	Credit			Evaluated for	Evaluated for		Credit
in millions	Impairment	Impairment	Impaired	Loans		Impairment	Impairment		Impaired
Commercial, financial and agricultural	$28	$449	—	$31,976		$361	$31,615		—
Commercial real estate:
Commercial mortgage	1	134	—	8,364		8	8,356		—
Construction	—	23	—	841		8	833		—

Total commercial real estate loans	1	157	—	9,205		16	9,189		—
Commercial lease financing	—	43	—	3,934		—	3,934		—

Total commercial loans	29	649	—	45,115		377	44,738		—
Real estate — residential mortgage	3	16	$1	2,234		55	2,169		$10
Home equity loans	19	45		10,149		133	10,015		1
Consumer direct loans	—	20	—	1,579		3	1,576		—
Credit cards	—	31	—	782		3	779		—
Consumer indirect loans	3	10		579		36	543		—

Total consumer loans	25	122	1	15,323		230	15,082		11

Total ALLL — continuing operations	54	771	1	60,438		607	59,820		11
Discontinued operations	2	22	—	1,760	(a)	21	1,739	(a)	—

Total ALLL — including discontinued operations	$56	$793	$1	$62,198		$628	$61,559		$11

(a)	Amount includes $3 million of loans carried at fair value that are excluded from ALLL consideration.

A breakdown of the individual and collective ALLL and the corresponding loan balances as of December 31, 2015, follows:

	Allowance			Outstanding
	Individually	Collectively	Purchased			Individually	Collectively		Purchased
December 31, 2015	Evaluated for	Evaluated for	Credit			Evaluated for	Evaluated for		Credit
in millions	Impairment	Impairment	Impaired	Loans		Impairment	Impairment		Impaired
Commercial, financial and agricultural	$7	$443	—	$31,240		$68	$31,172		—
Commercial real estate:
Commercial mortgage	1	133	—	7,959		10	7,949		—
Construction	—	25	—	1,053		5	1,048		—

Total commercial real estate loans	1	158	—	9,012		15	8,997		—
Commercial lease financing	—	47	—	4,020		—	4,020		—

Total commercial loans	8	648	—	44,272		83	44,189		—
Real estate — residential mortgage	4	13	$1	2,242		56	2,176		$10
Home equity loans	20	37	—	10,335		125	10,209		1
Consumer direct loans	—	20	—	1,600		3	1,597		—
Credit cards	—	32	—	806		3	803		—
Consumer indirect loans	3	10	—	621		38	583		—

Total consumer loans	27	112	1	15,604		225	15,368		11

Total ALLL — continuing operations	35	760	1	59,876		308	59,557		11

Discontinued operations	2	26	—	1,828	(a)	21	1,807	(a)	—

Total ALLL — including discontinued operations	$37	$786	$1	$61,704		$329	$61,364		$11

(a)	Amount includes $4 million of loans carried at fair value that are excluded from ALLL consideration.

A breakdown of the individual and collective ALLL and the corresponding loan balances as of March 31, 2015, follows:

	Allowance			Outstanding
	Individually	Collectively	Purchased			Individually	Collectively		Purchased
March 31, 2015	Evaluated for	Evaluated for	Credit			Evaluated for	Evaluated for		Credit
in millions	Impairment	Impairment	Impaired	Loans		Impairment	Impairment		Impaired
Commercial, financial and agricultural	$20	$385	—	$28,783		$82	$28,701		—
Commercial real estate:
Commercial mortgage	2	146	—	8,162		20	8,142		—
Construction	—	28	—	1,142		7	1,135		—

Total commercial real estate loans	2	174	—	9,304		27	9,277		—
Commercial lease financing	—	55	—	4,064		—	4,064		—

Total commercial loans	22	614	—	42,151		109	42,042		—
Real estate — residential mortgage	5	15	$1	2,231		55	2,165		$11
Home equity loans	18	45	—	10,523		123	10,399		1
Consumer direct loans	—	21	—	1,547		3	1,544		—
Credit cards	—	32	—	727		4	723		—
Consumer indirect loans	4	17	—	774		44	730		—

Total consumer loans	27	130	1	15,802		229	15,561		12

Total ALLL — continuing operations	49	744	1	57,953		338	57,603		12

Discontinued operations	1	24	—	2,219	(a)	18	2,201	(a)	—

Total ALLL — including discontinued operations	$50	$768	$1	$60,172		$356	$59,804		$12

(a)	Amount includes $187 million of loans carried at fair value that are excluded from ALLL consideration.

The liability for credit losses inherent in lending-related unfunded commitments, such as letters of credit and unfunded loan commitments, is included in “accrued expense and other liabilities” on the balance sheet. We establish the amount of this reserve by considering both historical trends and current market conditions quarterly, or more often if deemed necessary. Our liability for credit losses on lending-related commitments was $69 million at March 31, 2016. When combined with our ALLL, our total allowance for credit losses represented 1.48% of loans at March 31, 2016, compared to 1.44% at March 31, 2015.

Changes in the liability for credit losses on unfunded lending-related commitments are summarized as follows:

	Three months ended March 31,
in millions	2016	2015
Balance at beginning of period	$56	$35
Provision (credit) for losses on lending-related commitments	13	6

Balance at end of period	$69	$41

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

Additional information regarding our accounting policies for determining fair value is provided in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Fair Value Measurements” beginning on page 124 of our 2015 Form 10-K.

Qualitative Disclosures of Valuation Techniques

Loans. Most loans recorded as trading account assets are valued based on market spreads for similar assets since they are actively traded. Therefore, these loans are classified as Level 2 because the fair value recorded is based on observable market data for similar assets.

Securities (trading and available for sale). We own several types of securities, requiring a range of valuation methods:

•	Securities are classified as Level 1 when quoted market prices are available in an active market for the identical securities. Level 1 instruments include exchange-traded equity securities.

•	Securities are classified as Level 2 if quoted prices for identical securities are not available, and fair value is determined using pricing models (either by a third-party pricing service or internally) or quoted prices of similar securities. These instruments include municipal bonds; bonds backed by the U.S. government; corporate bonds; certain mortgage-backed securities; securities issued by the U.S. Treasury; money markets; and certain agency and corporate CMOs. Inputs to the pricing models include: standard inputs, such as yields, benchmark securities, bids, and offers; actual trade data (i.e., spreads, credit ratings, and interest rates) for comparable assets; spread tables; matrices; high-grade scales; and option-adjusted spreads.

•	Securities are classified as Level 3 when there is limited activity in the market for a particular instrument. To determine fair value in such cases, depending on the complexity of the valuations required, we use internal models based on certain assumptions or a third-party valuation service. At March 31, 2016, our Level 3 instruments consist of two convertible preferred securities. Our Strategy group is responsible for reviewing the valuation model and determining the fair value of these investments on a quarterly basis. The securities are valued using a cash flow analysis of the associated private company issuers. The valuations of the securities are negatively impacted by projected net losses of the associated private companies and positively impacted by projected net gains.

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

Direct private equity and mezzanine investments are classified as Level 3 assets since our judgment significantly influences the determination of fair value. Our Fund Management, Asset Management, and Accounting groups are responsible for reviewing the valuation models and determining the fair value of these investments on a quarterly basis. Direct investments in properties are initially valued based upon the transaction price. This amount is then adjusted to fair value based on current market conditions using the discounted cash flow method based on the expected investment exit date. The fair values of the assets are reviewed and adjusted quarterly. There were no significant direct equity and mezzanine investments at March 31, 2016, and March 31, 2015.

The fair value of our indirect investments is based on the most recent value of the capital accounts as reported by the general partners of the funds in which we invest. The calculation to determine the investment’s fair value is based on our percentage ownership in the fund multiplied by the net asset value of the fund, as provided by the fund manager. Under the requirements of the Volcker Rule, we will be required to dispose of some or all of our indirect investments. As of March 31, 2016, management has not committed to a plan to sell these investments. Therefore, these investments continue to be valued using the net asset value per share methodology. For more information about the Volcker Rule, see the discussion under the heading “Other Regulatory Developments under the Dodd-Frank Act – ‘Volcker Rule’” in the section entitled “Supervision and Regulation” beginning on page 17 of our 2015 Form 10-K.

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

The following table presents the fair value of our indirect investments and related unfunded commitments at March 31, 2016. We did not provide any financial support to investees related to our direct and indirect investments for the three months ended March 31, 2016, and March 31, 2015.

March 31, 2016	Fair Value	Unfunded Commitments
in millions
INVESTMENT TYPE
Indirect investments
Passive funds (a)	$8	$1

Total	$8	$1

(a)	We invest in passive funds, which are multi-investor private equity funds. These investments can never be redeemed. Instead, distributions are received through the liquidation of the underlying investments in the funds. Some funds have no restrictions on sale, while others require investors to remain in the fund until maturity. The funds will be liquidated over a period of one to three years. The purpose of KREEC’s funding is to allow funds to make additional investments and keep a certain market value threshold in the funds. KREEC is obligated to provide financial support, as all investors are required, to the funds based on its ownership percentage, as noted in the Limited Partnership Agreements.

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

Our direct investments include investments in debt and equity instruments of both private and public companies. When quoted prices are available in an active market for the identical direct investment, we use the quoted prices in the valuation process, and the related investments are classified as Level 1 assets. As of December 31, 2015, the valuation of our Level 2 investment included a quoted price, which was adjusted by liquidity assumptions due to a contractual term of the investment. The contractual term expired and this investment was transferred from Level 2 to Level 1 as of March 31, 2016. In most cases, quoted market prices are not available for our direct investments, and we must perform valuations using other methods. These direct investment valuations are an in-depth analysis of the condition of each investment and are based on the unique facts and circumstances related to each individual investment. There is a certain amount of subjectivity surrounding the valuation of these investments due to the combination of quantitative and qualitative factors that are used in the valuation models. Therefore, these direct investments are classified as Level 3 assets. The specific inputs used in the valuations of each type of direct investment are described below.

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

Our indirect investments include primary and secondary investments in private equity funds engaged mainly in venture- and growth-oriented investing. These investments do not have readily determinable fair values. Indirect investments are valued using a methodology that is consistent with accounting guidance that allows us to estimate fair value based upon net asset value per share (or its equivalent, such as member units or an ownership interest in partners’ capital to which a proportionate share of net assets is attributed). Under the requirements of the Volcker Rule, we will be required to dispose of some or all of our indirect investments. At March 31, 2016, one of our indirect investments was identified for sale, and management has committed to a plan to sell this identified investment. It is probable that we will sell this investment for an amount different from its net asset value. The investment is valued at its probable sale price as of March 31, 2016. The remaining investments continue to be valued using the net asset value per share methodology.

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

The following table presents the fair value of our direct and indirect principal investments and related unfunded commitments at March 31, 2016, as well as financial support provided for the three months ended March 31, 2016, and March 31, 2015.

			Financial support provided
			Three months ended March 31,
	March 31, 2016		2016		2015
in millions	Fair Value	Unfunded Commitments	Funded Commitments	Funded Other	Funded Commitments	Funded Other
INVESTMENT TYPE
Direct investments (a)	$61	—	—	$13	—	$3
Indirect investments (measured at NAV) (b)	211	$47	$1	—	$2	—
Other indirect investment (b)	18	3	—	—	—	—

Total	$290	$50	$1	$13	$2	$3

(a)	Our direct investments consist of equity and debt investments directly in independent business enterprises. Operations of the business enterprises are handled by management of the portfolio company. The purpose of funding these enterprises is to provide financial support for business development and acquisition strategies. We infuse equity capital based on an initial contractual cash contribution and later from additional requests on behalf of the companies’ management.
(b)	Our indirect investments consist of buyout funds, venture capital funds, and fund of funds. These investments are generally not redeemable. Instead, distributions are received through the liquidation of the underlying investments of the fund. An investment in any one of these funds typically can be sold only with the approval of the fund’s general partners. We estimate that the underlying investments of the funds will be liquidated over a period of one to eight years. The purpose of funding our capital commitments to these investments is to allow the funds to make additional follow-on investments and pay fund expenses until the fund dissolves. We, and all other investors in the fund, are obligated to fund the full amount of our respective capital commitments to the fund based on our and their respective ownership percentages, as noted in the applicable Limited Partnership Agreement.

Other. We had one indirect equity investment in the form of limited partnership units representing less than a five percent ownership interest in the entity’s equity. The fair value of this investment was based upon the NAV accounting methodology. Under the requirements of the Volcker Rule, we were required to dispose of this investment. Prior to December 31, 2015, this investment was redeemed.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are measured at fair value on a recurring basis in accordance with GAAP. The following tables present these assets and liabilities at March 31, 2016, December 31, 2015, and March 31, 2015.

March 31, 2016
in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Trading account assets:
U.S. Treasury, agencies and corporations	—	$636	—	$636
States and political subdivisions	—	26	—	26
Collateralized mortgage obligations	—	—	—	—
Other mortgage-backed securities	—	64	—	64
Other securities	—	37	—	37

Total trading account securities	—	763	—	763
Commercial loans	—	2	—	2

Total trading account assets	—	765	—	765
Securities available for sale:
States and political subdivisions	—	13	—	13
Collateralized mortgage obligations	—	12,161	—	12,161
Other mortgage-backed securities	—	2,110	—	2,110
Other securities	$3	—	$17	20

Total securities available for sale	3	14,284	17	14,304
Other investments:
Principal investments:
Direct	14	—	47	61
Indirect (measured at NAV) (a)	—	—	—	211
Other indirect	—	—	18	18

Total principal investments	14	—	65	290
Equity and mezzanine investments:
Indirect (measured at NAV) (a)	—	—	—	8

Total equity and mezzanine investments	—	—	—	8

Total other investments	14	—	65	298
Derivative assets:
Interest rate	—	1,328	16	1,344
Foreign exchange	103	13	—	116
Commodity	—	347	—	347
Credit	—	1	2	3

Derivative assets	103	1,689	18	1,810
Netting adjustments (b)	—	—	—	(745)

Total derivative assets	103	1,689	18	1,065
Accrued income and other assets	—	1	—	1

Total assets on a recurring basis at fair value	$120	$16,739	$100	$16,433

LIABILITIES MEASURED ON A RECURRING BASIS
Bank notes and other short-term borrowings:
Short positions	$9	$605	—	$614
Derivative liabilities:
Interest rate	—	797	—	797
Foreign exchange	108	11	—	119
Commodity	—	334	—	334
Credit	—	5	—	5

Derivative liabilities	108	1,147	—	1,255
Netting adjustments (b)	—	—	—	(465)

Total derivative liabilities	108	1,147	—	790
Accrued expense and other liabilities	—	2	—	2

Total liabilities on a recurring basis at fair value	$117	$1,754	—	$1,406

(a)	Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.
(b)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Total derivative assets and liabilities include these netting adjustments.

December 31, 2015
in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Trading account assets:
U.S. Treasury, agencies and corporations	—	$704	—	$704
States and political subdivisions	—	25	—	25
Collateralized mortgage obligations	—	—	—	—
Other mortgage-backed securities	—	26	—	26
Other securities	$3	24	—	27

Total trading account securities	3	779	—	782
Commercial loans	—	6	—	6

Total trading account assets	3	785	—	788
Securities available for sale:
States and political subdivisions	—	14	—	14
Collateralized mortgage obligations	—	11,995	—	11,995
Other mortgage-backed securities	—	2,189	—	2,189
Other securities	3	—	$17	20

Total securities available for sale	3	14,198	17	14,218
Other investments:
Principal investments:
Direct	—	19	50	69
Indirect (measured at NAV) (a)	—	—	—	235

Total principal investments	—	19	50	304
Equity and mezzanine investments:
Indirect (measured at NAV) (a)	—	—	—	8

	—	—	—	8

Total other investments	—	19	50	312
Derivative assets:
Interest rate	—	868	16	884
Foreign exchange	143	8	—	151
Commodity	—	444	—	444
Credit	—	4	2	6

Derivative assets	143	1,324	18	1,485
Netting adjustments (b)	—	—	—	(866)

Total derivative assets	143	1,324	18	619
Accrued income and other assets	—	1	—	1

Total assets on a recurring basis at fair value	$149	$16,327	$85	$15,938

LIABILITIES MEASURED ON A RECURRING BASIS
Bank notes and other short-term borrowings:
Short positions	—	$533	—	$533
Derivative liabilities:
Interest rate	—	563	—	563
Foreign exchange	$116	8	—	124
Commodity	—	433	—	433
Credit	—	5	$1	6

Derivative liabilities	116	1,009	1	1,126
Netting adjustments (b)	—	—	—	(494)

Total derivative liabilities	116	1,009	1	632
Accrued expense and other liabilities	—	1	—	1

Total liabilities on a recurring basis at fair value	$116	$1,543	$1	$1,166

(a)	Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.
(b)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Total derivative assets and liabilities include these netting adjustments.

March 31, 2015
in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Trading account assets:
U.S. Treasury, agencies and corporations	—	$668	—	$668
States and political subdivisions	—	35	—	35
Collateralized mortgage obligations	—	—	—	—
Other mortgage-backed securities	—	51	—	51
Other securities	$5	25	—	30

Total trading account securities	5	779	—	784
Commercial loans	—	5	—	5

Total trading account assets	5	784	—	789
Securities available for sale:
States and political subdivisions	—	22	—	22
Collateralized mortgage obligations	—	11,163	—	11,163
Other mortgage-backed securities	—	1,902	—	1,902
Other securities	23	—	$10	33

Total securities available for sale	23	13,087	10	13,120
Other investments:
Principal investments:
Direct	1	—	73	74
Indirect (measured at NAV) (a)	—	—	—	301

Total principal investments	1	—	73	375
Equity and mezzanine investments:
Indirect (measured at NAV) (a)	—	—	—	9

Total equity and mezzanine investments	—	—	—	9
Other (measured at NAV) (a)	—	—	—	4

Total other investments	1	—	73	388
Derivative assets:
Interest rate	—	1,034	10	1,044
Foreign exchange	164	8	—	172
Commodity	—	581	—	581
Credit	—	2	3	5

Derivative assets	164	1,625	13	1,802
Netting adjustments (b)	—	—	—	(1,071)

Total derivative assets	164	1,625	13	731
Accrued income and other assets	—	2	—	2

Total assets on a recurring basis at fair value	$193	$15,498	$96	$15,030

LIABILITIES MEASURED ON A RECURRING BASIS
Bank notes and other short-term borrowings:
Short positions	—	$607	—	$607
Derivative liabilities:
Interest rate	—	692	—	692
Foreign exchange	$138	9	—	147
Commodity	—	567	—	567
Credit	—	6	$1	7

Derivative liabilities	138	1,274	1	1,413
Netting adjustments (b)	—	—	—	(588)

Total derivative liabilities	138	1,274	1	825
Accrued expense and other liabilities	—	2	—	2

Total liabilities on a recurring basis at fair value	$138	$1,883	$1	$1,434

(a)	Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.
(b)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Total derivative assets and liabilities include these netting adjustments.

Changes in Level 3 Fair Value Measurements

The following table shows the components of the change in the fair values of our Level 3 financial instruments for the three months ended March 31, 2016, and March 31, 2015. We mitigate the credit risk, interest rate risk, and risk of loss related to many of these Level 3 instruments by using securities and derivative positions classified as Level 1 or Level 2. Level 1 and Level 2 instruments are not included in the following table. Therefore, the gains or losses shown do not include the impact of our risk management activities.

in millions	Beginning of Period Balance	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers into Level 3 (d)		Transfers out of Level 3 (d)		End of Period Balance (f)	Unrealized Gains (Losses) Included in Earnings
March 31, 2016

Securities available for sale
Other securities	$17	—		—	—	—	—		—		$17	—

Other investments
Principal investments
Direct	50	$(3	)(b)	—	—	—	—		—		47	$(3	)(b)
Other indirect	20	(1	)(b)	—	$(1)	—	—		—		18	(1	)(b)

Derivative instruments (a)
Interest rate	16	4	(c)	—	—	—	$3	(e)	$(7	)(e)	16	—
Commodity	—	—		—	—	—	—		—		—	—
Credit	1	(2	)(c)	—	—	$3	—		—		2	—

in millions	Beginning of Period Balance	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers into Level 3 (d)		Transfers out of Level 3 (d)		End of Period Balance (f)	Unrealized Gains (Losses) Included in Earnings
March 31, 2015

Securities available for sale
Other securities	$10	—		—	—	—	—		—		$10	—

Other investments
Principal investments
Direct	102	$13	(b)	$1	$(43)	—	—		—		73	—
Equity and mezzanine investments
Direct	—	2	(b)	—	(2)	—	—		—		—	2	(b)

Derivative instruments (a)
Interest rate	13	2	(c)	—	—	—	—		$(5	)(e)	10	—
Commodity	—	—		—	—	—	—		—		—	—
Credit	2	(3	)(c)	—	—	$3	—		—		2	—

(a)	Amounts represent Level 3 derivative assets less Level 3 derivative liabilities.
(b)	Realized and unrealized gains and losses on principal investments are reported in “net gains (losses) from principal investing” on the income statement. Realized and unrealized losses on private equity and mezzanine investments are reported in “other income” on the income statement.
(c)	Realized and unrealized gains and losses on derivative instruments are reported in “corporate services income” and “other income” on the income statement.
(d)	Our policy is to recognize transfers into and transfers out of Level 3 as of the end of the reporting period.
(e)	Certain derivatives previously classified as Level 2 were transferred to Level 3 because Level 3 unobservable inputs became significant. Certain derivatives previously classified as Level 3 were transferred to Level 2 because Level 3 unobsevable inputs became less significant.
(f)	There were no issuances for the three-month periods ended March 31, 2016, and March 31, 2015.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in accordance with GAAP. The adjustments to fair value generally result from the application of accounting guidance that requires assets and liabilities to be recorded at the lower of cost or fair value, or assessed for impairment. There were no liabilities measured at fair value on a nonrecurring basis at March 31, 2016, December 31, 2015, and March 31, 2015. The following table presents our assets measured at fair value on a nonrecurring basis at March 31, 2016, December 31, 2015, and March 31, 2015:

	March 31, 2016
in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A NONRECURRING BASIS
Impaired loans	—	—	$25	$25
Loans held for sale (a)	—	—	—	—
Accrued income and other assets	—	—	5	5

Total assets on a nonrecurring basis at fair value	—	—	$30	$30

	December 31, 2015
in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A NONRECURRING BASIS
Impaired loans	—	—	—	—
Loans held for sale (a)	—	—	—	—
Accrued income and other assets	—	—	$7	$7

Total assets on a nonrecurring basis at fair value	—	—	$7	$7

	March 31, 2015
in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A NONRECURRING BASIS
Impaired loans	—	—	$15	$15
Loans held for sale (a)	—	—	—	—
Accrued income and other assets	—	—	12	12

Total assets on a nonrecurring basis at fair value	—	—	$27	$27

(a)	During the first quarter of 2016, we transferred less than $1 million of commercial and consumer loans and leases at their current fair value from held-for-sale status to the held-to-maturity portfolio, compared to $62 million during 2015, and $10 million during the first quarter of 2015.

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

Loans held for sale. Through a quarterly analysis of our loan portfolios held for sale, which include both performing and nonperforming loans, we determine any adjustments necessary to record the portfolios at the lower of cost or fair value in accordance with GAAP. Our analysis concluded that there were no loans held for sale adjusted to fair value at March 31, 2016, December 31, 2015, or March 31, 2015.

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

Valuations of direct financing leases and operating lease assets held for sale are performed using an internal model that relies on market data, such as swap rates and bond ratings, as well as our own assumptions about the exit market for the leases and details about the individual leases in the portfolio. The inputs based on our assumptions include changes in the value of leased items and internal credit ratings. These leases have been classified as Level 3 assets. KEF has master sale and assignment agreements with numerous institutional investors. Historically, multiple quotes are obtained, with the most reasonable formal quotes retained. These nonbinding quotes generally lead to a sale to one of the parties who provided the quote. Leases for which we receive a current nonbinding bid, and for which the sale is considered probable, may be classified as Level 2. The validity of these quotes is supported by historical and continued dealings with these institutions that have fulfilled the nonbinding quote in the past. In a distressed market where market data is not available, an estimate of the fair value of the leased asset may be used to value the lease, resulting in a Level 3 classification. In an inactive market, the market value of the assets held for sale is determined as the present value of the future cash flows discounted at the current buy rate. KEF Accounting calculates an estimated fair value buy rate based on the credit premium inherent in the relevant bond index and the appropriate swap rate on the measurement date. The amount of the adjustment is calculated as book value minus the present value of future cash flows discounted at the calculated buy rate.

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

Inputs used include market-available data, such as industry, historical, and expected growth rates, and peer valuations, as well as internally driven inputs, such as forecasted earnings and market participant insights. Since this valuation relies on a significant number of unobservable inputs, we have classified goodwill as Level 3. We use a third-party valuation services provider to perform the annual, and if necessary, any interim, Step 1 valuation process, and to perform a Step 2 analysis, if needed, on our reporting units. Annual and any interim valuations prepared by the third-party valuation services provider are reviewed by the appropriate individuals within Key to ensure that the assumptions used in preparing the analysis are appropriate and properly supported. For additional information on the results of recent goodwill impairment testing, see Note 10 (“Goodwill and Other Intangible Assets”) beginning on page 181 of our 2015 Form 10-K.

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

Our primary assumptions include attrition rates, alternative costs of funds, and rates paid on deposits. For additional information on the results of other intangible assets impairment testing, see Note 10 (“Goodwill and Other Intangible Assets”) beginning on page 181 of our 2015 Form 10-K.

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

Quantitative Information about Level 3 Fair Value Measurements

The range and weighted-average of the significant unobservable inputs used to fair value our material Level 3 recurring and nonrecurring assets at March 31, 2016, December 31, 2015, and March 31, 2015, along with the valuation techniques used, are shown in the following table:

March 31, 2016	Fair Value of		Significant	Range
dollars in millions	Level 3 Assets	Valuation Technique	Unobservable Input	(Weighted-Average)
Recurring
Other investments — principal investments — direct:	$47	Individual analysis of the condition of each investment
Debt instruments			EBITDA multiple	4.00-6.30 (6.10)
			Revenue multiple (where applicable)	N/A (0.40)
Equity instruments of private companies			EBITDA multiple (where applicable)	6.10-6.30 (6.10)
			Revenue multiple (where applicable)	N/A (0.40)

Nonrecurring
Impaired loans	25	Fair value of underlying collateral	Discount	00.00-40.00% (11.00%)
Goodwill	1,060	Discounted cash flow and market data	Earnings multiple of peers	10.30-17.80 (12.79)
			Equity multiple of peers	1.25-1.56 (1.43)
			Control premium	10.00-30.00% (19.18%)
			Weighted-average cost of capital	12.00-13.00% (12.54%)

December 31, 2015	Fair Value of		Significant	Range
dollars in millions	Level 3 Assets	Valuation Technique	Unobservable Input	(Weighted-Average)
Recurring
Other investments — principal investments — direct:	$50	Individual analysis of the condition of each investment
Debt instruments			EBITDA multiple	N/A (5.40)
Equity instruments of private companies			EBITDA multiple (where applicable)	5.40-6.70 (6.60)

Nonrecurring
Impaired loans(a)	—	Fair value of underlying collateral	Discount	00.00-34.00% (15.00%)
Goodwill	1,060	Discounted cash flow and market data	Earnings multiple of peers	10.30-17.80 (12.79)
			Equity multiple of peers	1.25-1.56 (1.43)
			Control premium	10.00-30.00% (19.18%)
			Weighted-average cost of capital	12.00-13.00% (12.54%)

(a)	Impaired loans are less than $1 million at December 31, 2015.

March 31, 2015	Fair Value of		Significant	Range
dollars in millions	Level 3 Assets	Valuation Technique	Unobservable Input	(Weighted-Average)
Recurring
Other investments — principal investments — direct:	$73	Individual analysis of the condition of each investment
Debt instruments			EBITDA multiple	5.40-6.00 (5.50)
Equity instruments of private companies			EBITDA multiple (where applicable)	N/A (6.00)
			Revenue multiple (where applicable)	N/A (4.30)

Nonrecurring
Impaired loans	15	Fair value of underlying collateral	Discount	00.00-100.00% (36.00%)
Goodwill	1,057	Discounted cash flow and market data	Earnings multiple of peers	11.40-15.90 (12.92)
			Equity multiple of peers	1.20-1.22 (1.21)
			Control premium	10.00-30.00% (19.70%)
			Weighted-average cost of capital	13.00-14.00% (13.52%)

Fair Value Disclosures of Financial Instruments

The levels in the fair value hierarchy ascribed to our financial instruments and the related carrying amounts at March 31, 2016, December 31, 2015, and March 31, 2015, are shown in the following table.

	March 31, 2016
		Fair Value
in millions	Carrying Amount	Level 1	Level 2	Level 3	Measured at NAV	Netting Adjustment		Total
ASSETS
Cash and short-term investments (a)	$5,910	$5,910	—	—	—	—		$5,910
Trading account assets (b)	765	—	$765	—	—	—		765
Securities available for sale (b)	14,304	3	14,284	$17	—	—		14,304
Held-to-maturity securities (c)	5,003	—	5,031	—	—	—		5,031
Other investments (b)	643	14	—	410	$219	—		643
Loans, net of allowance (d)	59,612	—	—	58,535	—	—		58,535
Loans held for sale (b)	684	—	—	684	—	—		684
Derivative assets (b)	1,065	103	1,689	18	—	$(745	)(f)	1,065

LIABILITIES
Deposits with no stated maturity (a)	$67,028	—	$67,028	—	—	—		$67,028
Time deposits (e)	6,354	—	6,426	—	—	—		6,426
Short-term borrowings (a)	988	$9	979	—	—	—		988
Long-term debt (e)	10,760	10,667	379	—	—	—		11,046
Derivative liabilities (b)	790	108	1,147	—	—	$(465	)(f)	790

	December 31, 2015
		Fair Value
in millions	Carrying Amount	Level 1	Level 2	Level 3	Measured at NAV	Netting Adjustment		Total
ASSETS
Cash and short-term investments (a)	$3,314	$3,314	—	—	—	—		$3,314
Trading account assets (b)	788	3	$785	—	—	—		788
Securities available for sale (b)	14,218	3	14,198	$17	—	—		14,218
Held-to-maturity securities (c)	4,897	—	4,848	—	—	—		4,848
Other investments (b)	655	—	19	393	$243	—		655
Loans, net of allowance (d)	59,080	—	—	57,508	—	—		57,508
Loans held for sale (b)	639	—	—	639	—	—		639
Derivative assets (b)	619	143	1,324	18	—	$(866	)(f)	619

LIABILITIES
Deposits with no stated maturity (a)	$65,527	—	$65,527	—	—	—		$65,527
Time deposits (e)	5,519	—	5,575	—	—	—		5,575
Short-term borrowings (a)	905	—	905	—	—	—		905
Long-term debt (e)	10,186	$9,987	420	—	—	—		10,407
Derivative liabilities (b)	632	116	1,009	$1	—	$(494	)(f)	632

	March 31, 2015
		Fair Value
in millions	Carrying Amount	Level 1	Level 2	Level 3	Measured at NAV	Netting Adjustment		Total
ASSETS
Cash and short-term investments (a)	$3,884	$3,884	—	—	—	—		$3,884
Trading account assets (b)	789	5	$784	—	—	—		789
Securities available for sale (b)	13,120	23	13,087	$10	—	—		13,120
Held-to-maturity securities (c)	5,005	—	5,003	—	—	—		5,003
Other investments (b)	730	1	—	415	$314	—		730
Loans, net of allowance (d)	57,159	—	—	55,702	—	—		55,702
Loans held for sale (b)	1,649	—	—	1,649	—	—		1,649
Derivative assets (b)	731	164	1,625	13	—	$(1,071	)(f)	731

LIABILITIES
Deposits with no stated maturity (a)	$65,984	—	$65,984	—	—	—		$65,984
Time deposits (e)	5,638	$488	5,210	—	—	—		5,698
Short-term borrowings (a)	1,125	—	1,125	—	—	—		1,125
Long-term debt (e)	8,713	8,559	549	—	—	—		9,108
Derivative liabilities (b)	825	138	1,274	$1	—	$(588	)(f)	825

Valuation Methods and Assumptions

(a)	Fair value equals or approximates carrying amount. The fair value of deposits with no stated maturity does not take into consideration the value ascribed to core deposit intangibles.
(b)	Information pertaining to our methodology for measuring the fair values of these assets and liabilities is included in the sections entitled “Qualitative Disclosures of Valuation Techniques” and “Assets Measured at Fair Value on a Nonrecurring Basis” in this Note.
(c)	Fair values of held-to-maturity securities are determined by using models that are based on security-specific details, as well as relevant industry and economic factors. The most significant of these inputs are quoted market prices, interest rate spreads on relevant benchmark securities, and certain prepayment assumptions. We review the valuations derived from the models to ensure they are reasonable and consistent with the values placed on similar securities traded in the secondary markets.
(d)	The fair value of loans is based on the present value of the expected cash flows. The projected cash flows are based on the contractual terms of the loans, adjusted for prepayments and use of a discount rate based on the relative risk of the cash flows, taking into account the loan type, maturity of the loan, liquidity risk, servicing costs, and a required return on debt and capital. In addition, an incremental liquidity discount is applied to certain loans, using historical sales of loans during periods of similar economic conditions as a benchmark. The fair value of loans includes lease financing receivables at their aggregate carrying amount, which is equivalent to their fair value.
(e)	Fair values of time deposits and long-term debt are based on discounted cash flows utilizing relevant market inputs.
(f)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Total derivative assets and liabilities include these netting adjustments.

We use valuation methods based on exit market prices in accordance with applicable accounting guidance. We determine fair value based on assumptions pertaining to the factors that a market participant would consider in valuing the asset. A substantial portion of our fair value adjustments are related to liquidity. During 2015 and the first quarter of 2016, the fair values of our loan portfolios generally remained stable, primarily due to increasing liquidity in the loan markets. If we were to use different assumptions, the fair values shown in the preceding table could change. Also, because the applicable accounting guidance for financial instruments excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements, the fair value amounts shown in the table above do not, by themselves, represent the underlying value of our company as a whole.

Education lending business. The discontinued education lending business consists of loans in portfolio (recorded at carrying value with appropriate valuation reserves) and loans in portfolio (recorded at fair value). All of these loans were excluded from the table above as follows:

•	Loans at carrying value, net of allowance, of $1.7 billion ($1.5 billion at fair value) at March 31, 2016, and $1.8 billion ($1.5 billion at fair value) at December 31, 2015, and $2.0 billion ($1.7 billion at fair value) at March 31, 2015; and

•	Portfolio loans at fair value of $3 million at March 31, 2016, $4 million at December 31, 2015, and $187 million at March 31, 2015.

These loans and securities are classified as Level 3 because we rely on unobservable inputs when determining fair value since observable market data is not available.

Residential real estate mortgage loans. Residential real estate mortgage loans with carrying amounts of $2.2 billion at March 31, 2016, December 31, 2015, and March 31, 2015 are included in “Loans, net of allowance” in the previous table.

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

“Other securities” held in the available-for-sale portfolio consist of marketable equity securities that are traded on a public exchange such as the NYSE or NASDAQ and convertible preferred stock issued by privately held companies.

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

	March 31, 2016
in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
States and political subdivisions	$12	$1	—	$13
Collateralized mortgage obligations	12,071	132	$41	12,162
Other mortgage-backed securities	2,087	22	—	2,109
Other securities	21	—	1	20

Total securities available for sale	$14,191	$155	$42	$14,304

HELD-TO-MATURITY SECURITIES
Collateralized mortgage obligations	$4,238	$28	$12	$4,254
Other mortgage-backed securities	743	12	—	755
Other securities	22	—	—	22

Total held-to-maturity securities	$5,003	$40	$12	$5,031

	December 31, 2015
in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
States and political subdivisions	$14	—	—	$14
Collateralized mortgage obligations	12,082	$51	$138	11,995
Other mortgage-backed securities	2,193	11	15	2,189
Other securities	21	—	1	20

Total securities available for sale	$14,310	$62	$154	$14,218

HELD-TO-MATURITY SECURITIES
Collateralized mortgage obligations	$4,174	$5	$50	$4,129
Other mortgage-backed securities	703	—	4	699
Other securities	20	—	—	20

Total held-to-maturity securities	$4,897	$5	$54	$4,848

	March 31, 2015
in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
States and political subdivisions	$21	$1	—	$22
Collateralized mortgage obligations	11,116	124	$77	11,163
Other mortgage-backed securities	1,870	32	—	1,902
Other securities	30	3	—	33

Total securities available for sale	$13,037	$160	$77	$13,120

HELD-TO-MATURITY SECURITIES
Collateralized mortgage obligations	$4,749	$26	$30	$4,745
Other mortgage-backed securities	234	2	—	236
Other securities	22	—	—	22

Total held-to-maturity securities	$5,005	$28	$30	$5,003

The following table summarizes our securities that were in an unrealized loss position as of March 31, 2016, December 31, 2015, and March 31, 2015.

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2016
Securities available for sale:
Collateralized mortgage obligations	$941	$6	$2,805	$35	$3,746	$41
Other mortgage-backed securities (a)	61	—	—	—	61	—
Other securities	—	—	3	1	3	1
Held-to-maturity:
Collateralized mortgage obligations	250	1	809	11	1,059	12
Other securities (b)	—	—	4	—	4	—

Total temporarily impaired securities	$1,252	$7	$3,621	$47	$4,873	$54

December 31, 2015
Securities available for sale:
Collateralized mortgage obligations	$5,190	$43	$3,206	$95	$8,396	$138
Other mortgage-backed securities	1,670	15	—	—	1,670	15
Other securities	—	—	3	1	3	1
Held-to-maturity:
Collateralized mortgage obligations	1,793	16	1,320	34	3,113	50
Other mortgage-backed securities	547	4	—	—	547	4
Other securities (b)	4	—	—	—	4	—

Total temporarily impaired securities	$9,204	$78	$4,529	$130	$13,733	$208

March 31, 2015
Securities available for sale:
Collateralized mortgage obligations	$1,722	$25	$2,722	$52	$4,444	$77
Other mortgage-backed securities (a)	39	—	—	—	39	—
Other securities (c)	3	—	2	—	5	—
Held-to-maturity:
Collateralized mortgage obligations	637	8	1,348	22	1,985	30
Other securities (b)	4	—	—	—	4	—

Total temporarily impaired securities	$2,405	$33	$4,072	$74	$6,477	$107

(a)	Gross unrealized losses totaled less than $1 million for other mortgage-backed securities available for sale as of March 31, 2016, and March 31, 2015.
(b)	Gross unrealized losses totaled less than $1 million for other securities held to maturity as of March 31, 2016, December 31, 2015, and March 31, 2015.
(c)	Gross unrealized losses totaled less than $1 million for other securities available for sale as of March 31, 2015.

At March 31, 2016, we had $41 million of gross unrealized losses related to 55 fixed-rate CMOs that we invested in as part of our overall A/LM strategy. These securities had a weighted-average maturity of 4.0 years at March 31, 2016. We also had less than $1 million of gross unrealized losses related to 11 other mortgage-backed securities positions, which had a weighted-average maturity of 4.3 years at March 31, 2016. Because these securities have a fixed interest rate, their fair value is sensitive to movements in market interest rates. These unrealized losses are considered temporary since we expect to collect all contractually due amounts from these securities. Accordingly, these investments were reduced to their fair value through OCI, not earnings.

We regularly assess our securities portfolio for OTTI. The assessments are based on the nature of the securities, the underlying collateral, the financial condition of the issuer, the extent and duration of the loss, our intent related to the individual securities, and the likelihood that we will have to sell securities prior to expected recovery.

The debt securities identified as other-than-temporarily impaired are written down to their current fair value. For those debt securities that we intend to sell, or more-likely-than-not will be required to sell, prior to the expected recovery of the amortized cost, the entire impairment (i.e., the difference between amortized cost and the fair value) is recognized in earnings. For those debt securities that we do not intend to sell, or more-likely-than-not will not be required to sell, prior to expected recovery, the credit portion of OTTI is recognized in earnings, while the remaining OTTI is recognized in equity as a component of AOCI on the balance sheet. As shown in the following table, we did not have any impairment losses recognized in earnings for the three months ended March 31, 2016.

Three months ended March 31, 2016
in millions
Balance at December 31, 2015	$4
Impairment recognized in earnings	—

Balance at March 31, 2016	$4

For the three months ended March 31, 2016, net securities gains (losses) related to securities available for sale totaled less than $1 million.

At March 31, 2016, securities available for sale and held-to-maturity securities totaling $5.9 billion were pledged to secure securities sold under repurchase agreements, to secure public and trust deposits, to facilitate access to secured funding, and for other purposes required or permitted by law.

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

	Securities Available for Sale		Held-to-Maturity Securities
March 31, 2016 in millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$281	$285	$38	$39
Due after one through five years	13,245	13,350	4,222	4,238
Due after five through ten years	663	667	591	599
Due after ten years	2	2	152	155

Total	$14,191	$14,304	$5,003	$5,031

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

The primary derivatives that we use are interest rate swaps, caps, floors, and futures; foreign exchange contracts; commodity derivatives; and credit derivatives. Generally, these instruments help us manage exposure to interest rate risk, mitigate the credit risk inherent in our loan portfolio, hedge against changes in foreign currency exchange rates, and meet client financing and hedging needs. As further discussed in this note:

•	interest rate risk is the risk that the EVE or net interest income will be adversely affected by fluctuations in interest rates;

•	credit risk is the risk of loss arising from an obligor’s inability or failure to meet contractual payment or performance terms; and

•	foreign exchange risk is the risk that an exchange rate will adversely affect the fair value of a financial instrument.

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

At March 31, 2016, after taking into account the effects of bilateral collateral and master netting agreements, we had $276 million of derivative assets and a positive $23 million of derivative liabilities that relate to contracts entered into for hedging purposes. Our hedging derivative liabilities are in an asset position largely because we have contracts with positive fair values as a result of master netting agreements. As of the same date, after taking into account the effects of bilateral collateral and master netting agreements and a reserve for potential future losses, we had derivative assets of $789 million and derivative liabilities of $813 million that were not designated as hedging instruments.

Additional information regarding our accounting policies for derivatives is provided in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Derivatives” beginning on page 126 of our 2015 Form 10-K.

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

Derivatives Not Designated in Hedge Relationships

On occasion, we enter into interest rate swap contracts to manage economic risks but do not designate the instruments in hedge relationships. Excluding contracts addressing customer exposures, the amount of derivatives hedging risks on an economic basis at March 31, 2016, was not significant.

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

We also enter into derivative contracts for other purposes, including:

•	interest rate swap, cap, and floor contracts entered into generally to accommodate the needs of commercial loan clients;

•	energy and base metal swap and option contracts entered into to accommodate the needs of clients;

•	futures contracts and positions with third parties that are intended to offset or mitigate the interest rate or market risk related to client positions discussed above; and

•	foreign exchange forward and option contracts entered into primarily to accommodate the needs of clients.

These contracts are not designated as part of hedge relationships.

Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments

The following table summarizes the fair values of our derivative instruments on a gross and net basis as of March 31, 2016, December 31, 2015, and March 31, 2015. The change in the notional amounts of these derivatives by type from December 31, 2015, to March 31, 2016, indicates the volume of our derivative transaction activity during the first quarter of 2016. The notional amounts are not affected by bilateral collateral and master netting agreements. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Where master netting agreements are not in effect or are not enforceable under bankruptcy laws, we do not adjust those derivative assets and liabilities with counterparties. Securities collateral related to legally enforceable master netting agreements is not offset on the balance sheet. Our derivative instruments are included in “derivative assets” or “derivative liabilities” on the balance sheet, as indicated in the following table:

	March 31, 2016			December 31, 2015			March 31, 2015
		Fair Value			Fair Value			Fair Value
in millions	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate	$21,126	$464	$12	$18,917	$257	$15	$16,802	$315	$14
Foreign exchange	289	5	15	312	20	—	339	20	—

Total	21,415	469	27	19,229	277	15	17,141	335	14
Derivatives not designated as hedging instruments:
Interest rate	43,048	880	785	43,965	627	548	41,913	728	678
Foreign exchange	6,191	111	104	6,454	131	124	5,544	152	147
Commodity	1,189	347	334	1,144	444	433	1,553	582	567
Credit	432	3	5	632	6	6	586	5	7

Total	50,860	1,341	1,228	52,195	1,208	1,111	49,596	1,467	1,399
Netting adjustments (a)	—	(745)	(465)	—	(866)	(494)	—	(1,071)	(588)

Net derivatives in the balance sheet	72,275	1,065	790	71,424	619	632	66,737	731	825
Other collateral(b)	—	(65)	(197)	—	(91)	(204)	—	(146)	(244)

Net derivative amounts	$72,275	$1,000	$593	$71,424	$528	$428	$66,737	$585	$581

(a)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance.
(b)	Other collateral represents the amount that cannot be used to offset our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance. The other collateral consists of securities and is exchanged under bilateral collateral and master netting agreements that allow us to offset the net derivative position with the related collateral. The application of the other collateral cannot reduce the net derivative position below zero. Therefore, excess other collateral, if any, is not reflected above.

Fair value hedges. Instruments designated as fair value hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. The effective portion of a change in the fair value of an instrument designated as a fair value hedge is recorded in earnings at the same time as a change in fair value of the hedged item, resulting in no effect on net income. The ineffective portion of a change in the fair value of such a hedging instrument is recorded in “other income” on the income statement with no corresponding offset. During the three-month period ended March 31, 2016, we did not exclude any portion of these hedging instruments from the assessment of hedge effectiveness. While there is some immaterial ineffectiveness in our hedging relationships, all of our fair value hedges remained “highly effective” as of March 31, 2016.

The following table summarizes the pre-tax net gains (losses) on our fair value hedges for the three-month periods ended March 31, 2016, and March 31, 2015, and where they are recorded on the income statement.

	Three months ended March 31, 2016
in millions	Income Statement Location of Net Gains (Losses) on Derivative	Net Gains (Losses) on Derivative	Hedged Item	Income Statement Location of Net Gains (Losses) on Hedged Item	Net Gains (Losses) on Hedged Item
Interest rate	Other income	$115	Long-term debt	Other income	$(115	)(a)
Interest rate	Interest expense – Long-term debt	27

Total		$142			$(115)

	Three months ended March 31, 2015
in millions	Income Statement Location of Net Gains (Losses) on Derivative	Net Gains (Losses) on Derivative	Hedged Item	Income Statement Location of Net Gains (Losses) on Hedged Item	Net Gains (Losses) on Hedged Item
Interest rate	Other income	$41	Long-term debt	Other income	$(41	)(a)
Interest rate	Interest expense – Long-term debt	29

Total		$70			$(41)

(a)	Net gains (losses) on hedged items represent the change in fair value caused by fluctuations in interest rates.

Cash flow hedges. Instruments designated as cash flow hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. Initially, the effective portion of a gain or loss on a cash flow hedge is recorded as a component of AOCI on the balance sheet. This amount is subsequently reclassified into income when the hedged transaction affects earnings (e.g., when we pay variable-rate interest on debt, receive variable-rate interest on commercial loans, or sell commercial real estate loans). The ineffective portion of cash flow hedging transactions is included in “other income” on the income statement. During the three-month period ended March 31, 2016, we did not exclude any portion of these hedging instruments from the assessment of hedge effectiveness. While there is some immaterial ineffectiveness in our hedging relationships, all of our cash flow hedges remained “highly effective” as of March 31, 2016.

Considering the interest rates, yield curves, and notional amounts as of March 31, 2016, we would expect to reclassify an estimated $34 million of after-tax net losses on derivative instruments from AOCI to income during the next 12 months for our cash flow hedges. In addition, we expect to reclassify approximately $2 million of net losses related to terminated cash flow hedges from AOCI to income during the next 12 months. As of March 31, 2016, the maximum length of time over which we hedge forecasted transactions is 12 years.

Net investment hedges. We enter into foreign currency forward contracts to hedge our exposure to changes in the carrying value of our investments as a result of changes in the related foreign exchange rates. Instruments designated as net investment hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. Initially, the effective portion of a gain or loss on a net investment hedge is recorded as a component of AOCI on the balance sheet when the terms of the derivative match the notional and currency risk being hedged. The effective portion is subsequently reclassified into income when the hedged transaction affects earnings (e.g., when we dispose of or liquidate a foreign subsidiary). At March 31, 2016, AOCI reflected unrecognized after-tax gains totaling $32 million related to cumulative changes in the fair value of our net investment hedges, which offset the unrecognized after-tax foreign currency losses on net investment balances. The ineffective portion of net investment hedging transactions is included in “other income” on the income statement, but there was no net investment hedge ineffectiveness as of March 31, 2016. We did not exclude any portion of our hedging instruments from the assessment of hedge effectiveness during the three-month period ended March 31, 2016.

The following table summarizes the pre-tax net gains (losses) on our cash flow and net investment hedges for the three-month periods ended March 31, 2016, and March 31, 2015, and where they are recorded on the income statement. The table includes the effective portion of net gains (losses) recognized in OCI during the period, the effective portion of net gains (losses) reclassified from OCI into income during the current period, and the portion of net gains (losses) recognized directly in income, representing the amount of hedge ineffectiveness.

	Three months ended March 31, 2016
in millions	Net Gains (Losses) Recognized in OCI (Effective Portion)	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Income Statement Location of Net Gains (Losses) Recognized in Income (Ineffective Portion)	Net Gains (Losses) Recognized in Income (Ineffective Portion)
Cash Flow Hedges
Interest rate	$133	Interest income – Loans	$23	Other income	—
Interest rate	(4)	Interest expense – Long-term debt	(1)	Other income	—
Interest rate	(1)	Investment banking and debt placement fees	—	Other income	—

Net Investment Hedges
Foreign exchange contracts	(14)	Other Income	—	Other income	—

Total	$114		$22		—

	Three months ended March 31, 2015
in millions	Net Gains (Losses) Recognized in OCI (Effective Portion)	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Income Statement Location of Net Gains (Losses) Recognized in Income (Ineffective Portion)	Net Gains (Losses) Recognized in Income (Ineffective Portion)
Cash Flow Hedges
Interest rate	$54	Interest income – Loans	$22	Other income	—
Interest rate	(2)	Interest expense – Long-term debt	(1)	Other income	—
Interest rate	(4)	Investment banking and debt placement fees	—	Other income	—

Net Investment Hedges
Foreign exchange contracts	24	Other Income	—	Other income	—

Total	$72		$21		—

The after-tax change in AOCI resulting from cash flow and net investment hedges is as follows:

in millions	December 31, 2015	2016 Hedging Activity	Reclassification of Gains to Net Income	March 31, 2016
AOCI resulting from cash flow and net investment hedges	$20	$72	$(14)	$78

Nonhedging instruments. Our derivatives that are not designated as hedging instruments are recorded at fair value in “derivative assets” and “derivative liabilities” on the balance sheet. Adjustments to the fair values of these instruments, as well as any premium paid or received, are included in “corporate services income” and “other income” on the income statement.

The following table summarizes the pre-tax net gains (losses) on our derivatives that are not designated as hedging instruments for the three-month periods ended March 31, 2016, and March 31, 2015, and where they are recorded on the income statement.

	Three months ended March 31, 2016			Three months ended March 31, 2015
in millions	Corporate Services Income	Other Income	Total	Corporate Services Income	Other Income	Total
NET GAINS (LOSSES)
Interest rate	$6	$(1)	$5	$4	—	$4
Foreign exchange	10	—	10	8	—	8
Commodity	1	—	1	2	—	2
Credit	1	(2)	(1)	—	$(4)	(4)

Total net gains (losses)	$18	$(3)	$15	$14	$(4)	$10

Counterparty Credit Risk

Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected positive replacement value of the contracts. We use several means to mitigate and manage exposure to credit risk on derivative contracts. We generally enter into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with a single counterparty in the event of default. Additionally, we monitor counterparty credit risk exposure on each contract to determine appropriate limits on our total credit exposure across all product types. We review our collateral positions on a daily basis and exchange collateral with our counterparties in accordance with standard ISDA documentation, central clearing rules, and other related agreements. We generally hold collateral in the form of cash and highly rated securities issued by the U.S. Treasury, government-sponsored enterprises, or GNMA. The cash collateral netted against derivative assets on the balance sheet totaled $310 million at March 31, 2016, $377 million at December 31, 2015, and $514 million at March 31, 2015. The cash collateral netted against derivative liabilities totaled $29 million at March 31, 2016, $5 million at December 31, 2015, and $31 million at March 31, 2015. The relevant agreements that allow us to access the central clearing organizations to clear derivative transactions are not considered to be qualified master netting agreements. Therefore, we cannot net derivative contracts or offset those contracts with related cash collateral with these counterparties. At March 31, 2016, we posted $286 million of cash collateral with clearing organizations and held $98 million of cash collateral from clearing organizations. At December 31, 2015, we posted $143 million of cash collateral with clearing organizations and held $6 million of cash collateral from clearing organizations. At March 31, 2015, we posted $68 million of cash collateral with clearing organizations and held $7 million of cash collateral from clearing organizations. This additional cash collateral is included in “accrued income and other assets” and “accrued expense and other liabilities” on the balance sheet.

The following table summarizes our largest exposure to an individual counterparty at the dates indicated.

in millions	March 31, 2016	December 31, 2015	March 31, 2015
Largest gross exposure (derivative asset) to an individual counterparty	$150	$158	$122
Collateral posted by this counterparty	66	85	91
Derivative liability with this counterparty	82	74	28
Net exposure after netting adjustments and collateral	2	(1)	3

The following table summarizes the fair value of our derivative assets by type at the dates indicated. These assets represent our gross exposure to potential loss after taking into account the effects of bilateral collateral and master netting agreements and other means used to mitigate risk.

in millions	March 31, 2016	December 31, 2015	March 31, 2015
Interest rate	$1,132	$628	$755
Foreign exchange	37	66	58
Commodity	204	298	431
Credit	2	4	1

Derivative assets before collateral	1,375	996	1,245
Less: Related collateral	310	377	514

Total derivative assets	$1,065	$619	$731

We enter into derivative transactions with two primary groups: broker-dealers and banks, and clients. Since these groups have different economic characteristics, we have different methods for managing counterparty credit exposure and credit risk.

We enter into transactions with broker-dealers and banks for various risk management purposes. These types of transactions generally are high dollar volume. We generally enter into bilateral collateral and master netting agreements with these counterparties. We began clearing certain types of derivative transactions with these counterparties in June 2013, whereby the central clearing organizations become our counterparties subsequent to novation of the original derivative contracts. In addition, we began entering into derivative contracts through swap execution facilities during the first quarter of 2014. The swap clearing and swap trade execution requirements were mandated by the Dodd-Frank Act for the purpose of reducing counterparty credit risk and increasing transparency in the derivative market. At March 31, 2016, we had gross exposure of $937 million to broker-dealers and banks. We had net exposure of $484 million after the application of master netting agreements and cash collateral, where such qualifying agreements exist. We had net exposure of $399 million after considering $85 million of additional collateral held in the form of securities.

We enter into transactions with clients to accommodate their business needs. These types of transactions generally are low dollar volume. We generally enter into master netting agreements with these counterparties. In addition, we mitigate our overall portfolio exposure and market risk by buying and selling U.S. Treasuries and Eurodollar futures and entering into offsetting positions and other derivative contracts, sometimes with entities other than broker-dealers and banks. Due to the smaller size and magnitude of the individual contracts with clients, we generally do not exchange collateral in connection with these derivative transactions. To address the risk of default associated with the uncollateralized contracts, we have established a credit valuation adjustment (included in “derivative assets”) in the amount of $7 million at March 31, 2016, which we estimate to be the potential future losses on amounts due from client counterparties in the event of default. At March 31, 2016, we had gross exposure of $626 million to client counterparties and other entities that are not broker-dealers or banks for derivatives that have associated master netting agreements. We had net exposure of $581 million on our derivatives with these counterparties after the application of master netting agreements, collateral, and the related reserve. In addition, the derivatives for one counterparty were guaranteed by a third party with a letter of credit totaling $20 million.

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

The following table summarizes the fair value of our credit derivatives purchased and sold by type as of March 31, 2016, December 31, 2015, and March 31, 2015. The fair value of credit derivatives presented below does not take into account the effects of bilateral collateral or master netting agreements.

	March 31, 2016			December 31, 2015			March 31, 2015
in millions	Purchased	Sold	Net	Purchased	Sold	Net	Purchased	Sold	Net
Single-name credit default swaps	$(3)	—	$(3)	$(3)	—	$(3)	$(3)	—	$(3)
Traded credit default swap indices	1	—	1	4	—	4	1	—	1
Other (a)	—	$—	—	—	$(1)	(1)	1	$(1)	—

Total credit derivatives	$(2)	$—	(2)	$1	$(1)	—	$(1)	$(1)	$(2)

(a)	As of March 31, 2016, the fair value of other credit derivatives sold totaled less than $1 million.

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

The following table provides information on the types of credit derivatives sold by us and held on the balance sheet at March 31, 2016, December 31, 2015, and March 31, 2015. The notional amount represents the maximum amount that the seller could be required to pay. The payment/performance risk assessment is based on the default probabilities for the underlying reference entities’ debt obligations using a Moody’s credit ratings matrix known as Moody’s “Idealized” Cumulative Default Rates. The payment/performance risk shown in the table represents a weighted-average of the default probabilities for all reference entities in the respective portfolios. These default probabilities are directly correlated to the probability that we will have to make a payment under the credit derivative contracts.

	March 31, 2016			December 31, 2015			March 31, 2015
dollars in millions	Notional Amount	Average Term (Years)	Payment / Performance Risk	Notional Amount	Average Term (Years)	Payment / Performance Risk	Notional Amount	Average Term (Years)	Payment / Performance Risk
Single-name credit default swaps	—	—	—	—	—	—	$5	.47	.87%
Other	$9	3.46	10.92%	$5	2.67	14.46%	8	3.04	9.39

Total credit derivatives sold	$9	—	—	$5	—	—	$13	—	—

Credit Risk Contingent Features

We have entered into certain derivative contracts that require us to post collateral to the counterparties when these contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to our long-term senior unsecured credit ratings with Moody’s and S&P. Collateral requirements also are based on minimum transfer amounts, which are specific to each Credit Support Annex (a component of the ISDA Master Agreement) that we have signed with the counterparties. In a limited number of instances, counterparties have the right to terminate their ISDA Master Agreements with us if our ratings fall below a certain level, usually investment-grade level (i.e., “Baa3” for Moody’s and “BBB-” for S&P). At March 31, 2016, KeyBank’s rating was “A3” with Moody’s and “A-” with S&P, and KeyCorp’s rating was “Baa1” with Moody’s and “BBB+” with S&P. As of March 31, 2016, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our ratings) held by KeyBank that were in a net liability position totaled $210 million, which includes $200 million in derivative assets and $410 million in derivative liabilities. We had $216 million in cash and securities collateral posted to cover those positions as of March 31, 2016. The aggregate fair value of all derivative contracts with credit risk contingent features held by KeyCorp as of March 31, 2016, that were in a net liability position totaled $11 million, which consists solely of derivative liabilities. We had $11 million in collateral posted to cover those positions as of March 31, 2016.

The following table summarizes the additional cash and securities collateral that KeyBank would have been required to deliver under the ISDA Master Agreements had the credit risk contingent features been triggered for the derivative contracts in a net liability position as of March 31, 2016, December 31, 2015, and March 31, 2015. The additional collateral amounts were calculated based on scenarios under which KeyBank’s ratings are downgraded one, two, or three ratings as of March 31, 2016, December 31, 2015, and March 31, 2015, and take into account all collateral already posted. A similar calculation was performed for KeyCorp, and no additional collateral would have been required as of March 31, 2016, December 31, 2015, or March 31, 2015. For more information about the credit ratings for KeyBank and KeyCorp, see the discussion under the heading “Factors affecting liquidity” in the section entitled “Liquidity risk management” in Item 2 of this report.

	March 31, 2016		December 31, 2015		March 31, 2015
in millions	Moody’s	S&P	Moody’s	S&P	Moody’s	S&P
KeyBank’s long-term senior unsecured credit ratings	A3	A-	A3	A-	A3	A-

One rating downgrade	$2	$2	$2	$2	$4	$4
Two rating downgrades	2	2	2	2	4	4
Three rating downgrades	4	4	4	4	6	6

KeyBank’s long-term senior unsecured credit rating was four ratings above noninvestment grade at Moody’s and S&P as of March 31, 2016, December 31, 2015, and March 31, 2015. If KeyBank’s ratings had been downgraded below investment grade as of March 31, 2016, and December 31, 2015, payments of up to $5 million would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted. As of March 31, 2015, payments of up to $8 million would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted. If KeyCorp’s ratings had been downgraded below investment grade as of March 31, 2016, December 31, 2015, and March 31, 2015, payments of less than $1 million would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted.

8. Mortgage Servicing Assets

We originate and periodically sell commercial mortgage loans but continue to service those loans for the buyers. We also may purchase the right to service commercial mortgage loans for other lenders. We record a servicing asset if we purchase or retain the right to service loans in exchange for servicing fees that exceed the going market servicing rate and are considered more than adequate compensation for servicing. Mortgage servicing assets are recorded as a component of “accrued income and other assets” on the balance sheet. Changes in the carrying amount of mortgage servicing assets are summarized as follows:

	Three months ended March 31,
in millions	2016	2015
Balance at beginning of period	$321	$323
Servicing retained from loan sales	7	10
Purchases	12	15
Amortization	(22)	(24)

Balance at end of period	$318	$324

Fair value at end of period	$408	$423

The fair value of mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The range and weighted-average of the significant unobservable inputs used to fair value our mortgage servicing assets at March 31, 2016, December 31, 2015, and March 31, 2015, along with the valuation techniques, are shown in the following table:

March 31, 2016 dollars in millions	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
Mortgage servicing assets	Discounted cash flow	Prepayment speed	1.50 - 16.70% (4.10%)
		Expected defaults	1.00 - 3.00% (1.70%)
		Residual cash flows discount rate	7.00 - 15.00% (7.90%)
		Escrow earn rate	1.10 - 3.30% (2.40%)
		Servicing cost	$150 - $2,773 ($1,336)
		Loan assumption rate	0.00 - 3.00% (1.32%)
		Percentage late	0.00 - 2.00% (0.31%)

December 31, 2015 dollars in millions	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
Mortgage servicing assets	Discounted cash flow	Prepayment speed	1.90 - 17.20% (4.60%)
		Expected defaults	1.00 - 3.00% (1.70%)
		Residual cash flows discount rate	7.00 - 15.00% (7.80%)
		Escrow earn rate	1.00 - 3.50% (2.30%)
		Servicing cost	$150 - $2,700 ($1,215)
		Loan assumption rate	0.00 - 3.00% (1.34%)
		Percentage late	0.00 - 2.00% (0.33%)

March 31, 2015 dollars in millions	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
Mortgage servicing assets	Discounted cash flow	Prepayment speed	1.60-13.10% (4.80%)
		Expected defaults	1.00 - 3.00% (1.80%)
		Residual cash flows discount rate	7.00 - 15.00% (7.80%)
		Escrow earn rate	0.70 - 3.10% (1.90%)
		Servicing cost	$150 - $2,735 ($1,059)
		Loan assumption rate	0.20 - 3.00% (1.43%)
		Percentage late	0.00 - 2.00% (0.33%)

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

We have elected to account for servicing assets using the amortization method. The amortization of servicing assets is determined in proportion to, and over the period of, the estimated net servicing income. The amortization of servicing assets for each period, as shown in the table at the beginning of this note, is recorded as a reduction to contractual fee income. The contractual fee income from servicing commercial mortgage loans totaled $35 million for the three-month period ended March 31, 2016, and $36 million for the three-month period ended March 31, 2015. This fee income was offset by $23 million of amortization for the three-month periods ended March 31, 2016 and March 31, 2015. Both the contractual fee income and the amortization are recorded, net, in “mortgage servicing fees” on the income statement.

Additional information pertaining to the accounting for mortgage and other servicing assets is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Servicing Assets” on page 127 of our 2015 Form 10-K.

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

Our significant VIEs are summarized below. We define a “significant interest” in a VIE as a subordinated interest that exposes us to a significant portion, but not the majority, of the VIE’s expected losses or residual returns, even though we do not have the power to direct the activities that most significantly impact the entity’s economic performance. KCC and KPP principal investments are newly assessed VIEs under the amended consolidation guidance. Additional information on the amended consolidation guidance is provided in Note 1 (“Basis of Presentation and Accounting Policies”).

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

Our maximum exposure to loss in connection with these partnerships consists of our unamortized investment balance plus any unfunded equity commitments and tax credits claimed but subject to recapture. We had $1.1 billion of investments in LIHTC operating partnerships at March 31, 2016, and December 31, 2015, and $941 million at March 31, 2015. These investments are recorded in “accrued income and other assets” on our balance sheet. We do not have any loss reserves recorded related to these investments because we believe the likelihood of any loss is remote. For all legally binding unfunded equity commitments, we increase our recognized investment and recognize a liability. As of March 31, 2016, December 31, 2015, and March 31, 2015, we had liabilities of $390 million, $410 million, and $292 million, respectively, related to investments in qualified affordable housing projects, which are recorded in “accrued expenses and other liabilities” on our balance sheet. We continue to invest in these LIHTC operating partnerships.

The assets and liabilities presented in the table below convey the size of KCDC’s direct and indirect investments at March 31, 2016, December 31, 2015, and March 31, 2015. As these investments represent unconsolidated VIEs, the assets and liabilities of the investments themselves are not recorded on our balance sheet. During 2015, we noted that not all of KCDC’s unconsolidated VIEs were captured in the table below. As a result, the amounts in the table were revised to incorporate all of KCDC’s unconsolidated VIEs for the quarter ended March 31, 2015. Because our LIHTC investments were appropriately accounted for, these revisions did not impact our financial condition or results of operations for the quarter ended March 31, 2015.

	Unconsolidated VIEs
in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
March 31, 2016
LIHTC investments	$4,938	$1,379	$1,283

December 31, 2015
LIHTC investments	$4,914	$1,368	$1,332

March 31, 2015
LIHTC investments	$4,357	$881	$1,118

We amortize our LIHTC investments over the period that we expect to receive the tax benefits. During the first three months of 2016, we recognized $33 million of amortization and $33 million of tax credits associated with these investments within “income taxes” on our income statement. During the first three months of 2015, we recognized $25 million of amortization and $28 million of tax credits associated with these investments within “income taxes” on our income statement.

Principal investments. Through our principal investing entity, KCC, we have made investments in private equity funds engaged in venture- and growth-oriented investing. As a limited partner to these funds, KCC records these investments at fair value and receives distributions from the funds in accordance with the funds’ partnership agreements. We are not the primary beneficiary of these investments as we do not hold the power to direct the activities that most significantly affect the funds’ economic performance. Such power rests with the funds’ general partners. In addition, we neither have the obligation to absorb the funds’ expected losses nor the right to receive their residual returns. Our voting rights are also disproportionate to our economic interests, and substantially all of the funds’ activities are conducted on behalf of investors with disproportionally few voting rights. Because we are not the primary beneficiary of these investments, we do not consolidate them.

Our maximum exposure to loss associated with indirect principal investments consists of the investments’ fair value plus any unfunded equity commitments. The fair value of our indirect principal investments totaled $229 million, $235 million, and $301 million at March 31, 2016, December 31, 2015, and March 31, 2015, respectively. These investments are recorded in “other investments” on our balance sheet. Additional information on indirect principal investments is provided in Note 5 (“Fair Value Measurements”). The table below reflects the size of the private equity funds in which KCC was invested as well as our maximum exposure to loss in connection with these investments at March 31, 2016.

	Unconsolidated VIEs
in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
March 31, 2016
KCC indirect investments	$43,337	$325	$279

Other unconsolidated VIEs. We are involved with other various entities in the normal course of business that we have determined to be VIEs. We have determined that we are not the primary beneficiary of these partnerships because the general partners have the power to direct the activities that most significantly impact their economic performance. Our assets associated with these unconsolidated VIEs totaled $154 million at March 31, 2016, $176 million at December 31, 2015, and $187 million at March 31, 2015, and primarily consisted of our investments in these entities. These assets are recorded in “accrued income and other assets,” “other investments,” and “securities available for sale” on our balance sheet. Our liabilities associated with these unconsolidated VIEs totaled less than $1 million at March 31, 2016, December 31, 2015, and March 31, 2015, and consisted of our unfunded commitments to these entities. These liabilities are recorded in “accrued expenses and other liabilities” on our balance sheet.

Consolidated VIEs. Through our principal investing entity, KPP, we have formed and funded operating entities that provide management and other related services to our investment company funds, which directly invest in portfolio companies. In return for providing services to our direct investment funds, these entities’ receive a minority equity interest in the funds. This minority equity ownership is recorded at fair value on the entities’ financial statements. Additional information on our direct principal investments is provided in Note 5 (“Fair Value Measurements”). While other equity investors manage the daily operations of these entities, we retain the power, through voting rights, to direct the activities of the entities that most significantly impact their economic performance. In addition, we have the obligation to absorb losses and the right to receive residual returns that could potentially be significant to the entities. As a result, we have determined that we are the primary beneficiary of these funds and have consolidated them since formation. The assets of these KPP entities that can only be used to settle the entities’ obligations totaled $5 million, $7 million, and $5 million at March 31, 2016, December 31, 2015, and March 31, 2015, respectively. These assets are recorded in “cash and due from banks” and “accrued income and other assets” on our balance sheet. The entities had no liabilities at March 31, 2016, December 31, 2015, and March 31, 2015, and other equity investors have no recourse to our general credit.

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

The effective tax rate, which is the provision for income taxes as a percentage of income from continuing operations before income taxes, was 23.0% for the first quarter of 2016 and 24.4% for the first quarter of 2015. The effective tax rates are below our combined federal and state statutory tax rate of 37.2% primarily due to income from investments in tax-advantaged assets such as corporate-owned life insurance and credits associated with renewable energy and low-income housing investments.

Deferred Tax Asset

At March 31, 2016, from continuing operations, we had a net federal deferred tax asset of $94 million and a net state deferred tax asset of $13 million, compared to a net federal deferred tax asset of $269 million and a net state deferred tax asset of $30 million at December 31, 2015, and a net federal deferred tax asset of $88 million and a net state deferred tax asset of $13 million at March 31, 2015, included in “accrued income and other assets” on the balance sheet. To determine the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded, we conduct a quarterly assessment of all available evidence. This evidence includes, but is not limited to, taxable income in prior periods, projected future taxable income, and projected future reversals of deferred tax items. These assessments involve a degree of subjectivity and may undergo change. Based on these criteria, we had a valuation allowance of less than $1 million at March 31, 2016, December 31, 2015, and March 31, 2015, associated with certain state net operating loss carryforwards and state credit carryforwards.

Unrecognized Tax Benefits

As permitted under the applicable accounting guidance for income taxes, it is our policy to recognize interest and penalties related to unrecognized tax benefits in income tax expense.

Deferred tax assets were reduced in the financial statements for unrecognized tax benefits by $2.7 million at March 31, 2016, $2.7 million at December 31, 2015, and $1 million at March 31, 2015.

11. Acquisitions and Discontinued Operations

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

The merger was approved by KeyCorp’s shareholders and First Niagara’s stockholders at their respective special meetings held on March 23, 2016. On April 28, 2016, KeyCorp and First Niagara entered into an agreement with Northwest Bank, a wholly-owned subsidiary of Northwest Bancshares, Inc., to sell 18 branches in the Buffalo, New York market. The branches are being divested in connection with the pending merger between First Niagara and KeyCorp and pursuant to an agreement with the United States Department of Justice and commitments to the Board of Governors of the Federal Reserve System following a customary antitrust review in connection with the proposed merger. The merger is currently expected to be completed during the third quarter of 2016 and is subject to customary closing conditions including the approval of regulators.

As of March 31, 2016, First Niagara, headquartered in Buffalo, New York, had approximately 390 branches with $40 billion of total assets and $30 billion of deposits.

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

“Income (loss) from discontinued operations, net of taxes” on the income statement includes (i) the changes in fair value of the portfolio loans at fair value (discussed later in this note), and (ii) the interest income and expense from the loans in portfolio at both amortized cost and fair value. These amounts are shown separately in the following table. Gains and losses attributable to changes in fair value are recorded as a component of “noninterest income” or “noninterest expense.” Interest income and interest expense related to the loans and securities are included as components of “net interest income.”

The components of “income (loss) from discontinued operations, net of taxes” for the education lending business are as follows:

	Three months ended March 31,
in millions	2016	2015
Net interest income	$7	$10
Provision for credit losses	2	2

Net interest income after provision for credit losses	5	8
Noninterest income	1	4
Noninterest expense	5	4

Income (loss) before income taxes	1	8
Income taxes	—	3

Income (loss) from discontinued operations, net of taxes (a)	$1	$5

(a)	Includes after-tax charges of $6 million for each of the three-month periods ended March 31, 2016, and March 31, 2015, determined by applying a matched funds transfer pricing methodology to the liabilities assumed necessary to support the discontinued operations.

The discontinued assets of our education lending business included on the balance sheet are as follows. There were no discontinued liabilities for the periods presented below.

in millions	March 31, 2016	December 31, 2015	March 31, 2015
Held-to-maturity securities	$1	$1	$1
Portfolio loans at fair value	3	4	187
Loans, net of unearned income (a)	1,757	1,824	2,032
Less: Allowance for loan and lease losses	24	28	25

Net loans	1,736	1,800	2,194
Accrued income and other assets	29	30	36

Total assets	$1,766	$1,831	$2,231

(a)	At March 31, 2016, December 31, 2015, and March 31, 2015, unearned income was less than $1 million.

The discontinued education lending business consisted of loans in portfolio (recorded at fair value) and loans in portfolio (recorded at carrying value with appropriate valuation reserves). As of June 30, 2015, we decided to sell the portfolio loans that are recorded at fair value, which were subsequently sold during the fourth quarter of 2015.

At March 31, 2016, education loans included 2,012 TDRs with a recorded investment of approximately $21 million (pre-modification and post-modification). A specifically allocated allowance of $2 million was assigned to these loans as of March 31, 2016. At December 31, 2015, education loans included 1,901 TDRs with a recorded investment of approximately $21 million (pre-modification and post-modification). A specifically allocated allowance of $2 million was assigned to these loans as of December 31, 2015. At March 31, 2015, education loans included 1,604 TDRs with a recorded investment of approximately $18 million (pre-modification and post-modification). A specifically allocated allowance of $1 million was assigned to these loans at March 31, 2015. There have been no significant payment defaults. There are no significant commitments outstanding to lend additional funds to these borrowers. Additional information regarding TDR classification and ALLL methodology is provided in Note 5 (“Asset Quality”).

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

In June 2015, we transferred $179 million of loans that were previously purchased from three of the outstanding securitizations trusts pursuant to the legal terms of those particular trusts to held for sale and accounted for them at fair value. These portfolio loans held for sale were valued based on indicative bids to sell the loans. These portfolio loans were previously valued using an internal discounted cash flow model, which was affected by assumptions for defaults, loss severity, discount rates, and prepayments. These loans were considered Level 3 assets since we relied on unobservable inputs when determining their fair value. Our valuation process for these loans prior to June 2015 is discussed in more detail below. On October 29, 2015, government-guaranteed loans were sold for $117 million. On December 8, 2015, private loans were sold for $45 million. The gain on the sales of these loans was $1 million. The remaining portfolio loans held for sale, totaling $4 million, were reclassified to portfolio loans at fair value at December 31, 2015. Portfolio loans accounted for at fair value were $3 million at March 31, 2016.

Corporate Treasury, within our Finance area, was responsible for the quarterly valuation process that previously determined the fair value of our student loans held in portfolio that were accounted for at fair value. Corporate Treasury provided these fair values to a Working Group Committee (the “Working Group”) comprising representatives from the line of business, Credit and Market Risk Management, Accounting, Business Finance (part of our Finance area), and Corporate Treasury. The Working Group was a subcommittee of the Fair Value Committee that is discussed in more detail in Note 5 (“Fair Value Measurements”). The Working Group reviewed all significant inputs and assumptions and approved the resulting fair values.

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

The unobservable inputs set forth in the following table were reviewed and approved by the Working Group on a quarterly basis. As of December 31, 2015, the portfolio loans accounted for at fair value were valued based on the indicative bids we received when we sold $162 million of these loans in late 2015.

A quarterly variance analysis reconciled valuation changes in the model used to calculate the fair value of the portfolio loans at fair value. This quarterly analysis considered loan run-off, yields, and future default and recovery changes. We also performed back-testing to compare expected defaults to actual experience; the impact of future defaults could significantly affect the fair value of these loans over time. In addition, our internal model validation group periodically performed a review to ensure the accuracy and validity of the model for determining the fair value of these loans.

The following table shows the significant unobservable inputs used to measure the fair value of the portfolio loans accounted for at fair value as of March 31, 2016, December 31, 2015, and March 31, 2015:

March 31, 2016 dollars in millions	Fair Value of Level 3 Assets and Liabilities	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
Portfolio loans accounted for at fair value	$3	Market approach	Indicative bids	84.50-104.00%

December 31, 2015 dollars in millions	Fair Value of Level 3 Assets and Liabilities	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
Portfolio loans accounted for at fair value	$4	Market approach	Indicative bids	84.50-104.00%

March 31, 2015 dollars in millions	Fair Value of Level 3 Assets and Liabilities	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
Portfolio loans accounted for at fair value	$187	Discounted cash flow	Prepayment speed	5.40-10.20% (7.04%)
			Loss severity	2.00-77.00% (27.66%)
			Discount rate	3.70-3.80% (3.71%)
			Default rate	1.40-1.70% (1.60%)

The following table shows the principal and fair value amounts for our portfolio loans at carrying value and portfolio loans at fair value at March 31, 2016, December 31, 2015, and March 31, 2015. Our policies for determining past due loans, placing loans on nonaccrual, applying payments on nonaccrual loans, and resuming accrual of interest are disclosed in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Nonperforming Loans” beginning on page 121 of our 2015 Form 10-K.

	March 31, 2016		December 31, 2015		March 31, 2015
in millions	Principal	Fair Value	Principal	Fair Value	Principal	Fair Value
Portfolio loans at carrying value
Accruing loans past due 90 days or more	$23	N/A	$26	N/A	$27	N/A
Loans placed on nonaccrual status	6	N/A	8	N/A	8	N/A

Portfolio loans at fair value
Accruing loans past due 90 days or more	—	—	$1	$1	$5	$5
Loans placed on nonaccrual status	—	—	—	—	—	—

The following table shows the portfolio loans at fair value and their related contractual amounts as of March 31, 2016, December 31, 2015, and March 31, 2015.

	March 31, 2016		December 31, 2015		March 31, 2015
in millions	Contractual Amount	Fair Value	Contractual Amount	Fair Value	Contractual Amount	Fair Value
ASSETS
Portfolio loans	$3	$3	$4	$4	$186	$187

The following tables present the assets of the portfolio loans measured at fair value on a recurring basis at March 31, 2016, December 31, 2015, and March 31, 2015.

March 31, 2016
in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Portfolio loans	—	—	$3	$3

Total assets on a recurring basis at fair value	—	—	$3	$3

December 31, 2015
in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Portfolio loans	—	—	$4	$4

Total assets on a recurring basis at fair value	—	—	$4	$4

March 31, 2015
in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Portfolio loans	—	—	$187	$187

Total assets on a recurring basis at fair value	—	—	$187	$187

The following table shows the change in the fair values of the Level 3 portfolio loans held for sale, portfolio loans, and consolidated education loan securitization trusts for the three-month periods ended March 31, 2016, and March 31, 2015.

in millions	Portfolio Student Loans
Balance at December 31, 2015	$4
Settlements	(1)

Balance at March 31, 2016 (a)	$3

Balance at December 31, 2014	$191
Gains (losses) recognized in earnings (b)	3
Settlements	(7)

Balance at March 31, 2015 (a)	$187

(a)	There were no purchases, sales, issuances, gains (losses) recognized in earnings, transfers into Level 3, or transfers out of Level 3 for the three-month period ended March 31, 2016. There were no purchases, sales, issuances, transfers into Level 3, or transfers out of Level 3 for the three-month period ended March 31, 2015.
(b)	Gains (losses) were driven primarily by fair value adjustments.

Austin Capital Management, Ltd. In April 2009, we decided to wind down the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers. As a result, we have accounted for this business as a discontinued operation.

There was no income related to Austin for the three-month periods ended March 31, 2016, and March 31, 2015.

The discontinued assets of Austin included on the balance sheet are as follows. There were no discontinued liabilities for the periods presented below.

in millions	March 31, 2016	December 31, 2015	March 31, 2015
Cash and due from banks	$15	$15	$15

Total assets	$15	$15	$15

Combined discontinued operations. The combined results of the discontinued operations are as follows:

	Three months ended March 31,
in millions	2016	2015
Net interest income	$7	$10
Provision for credit losses	2	2

Net interest income after provision for credit losses	5	8
Noninterest income	1	4
Noninterest expense	5	4

Income (loss) before income taxes	1	8
Income taxes	—	3

Income (loss) from discontinued operations, net of taxes (a)	$1	$5

(a)	Includes after-tax charges of $6 million for each of the three-month periods ended March 31, 2016, and March 31, 2015, determined by applying a matched funds transfer pricing methodology to the liabilities assumed necessary to support the discontinued operations.

The combined assets of the discontinued operations are as follows. There were no discontinued liabilities for the periods presented below.

in millions	March 31, 2016	December 31, 2015	March 31, 2015
Cash and due from banks	$15	$15	$15
Held-to-maturity securities	1	1	1
Portfolio loans at fair value	3	4	187
Loans, net of unearned income (a)	1,757	1,824	2,032
Less: Allowance for loan and lease losses	24	28	25

Net loans	1,736	1,800	2,194
Accrued income and other assets	29	30	36

Total assets	$1,781	$1,846	$2,246

(a)	At March 31, 2016, December 31, 2015, and March 31, 2015, unearned income was less than $1 million.

12. Securities Financing Activities

We enter into repurchase and reverse repurchase agreements and securities borrowed transactions (securities financing agreements) primarily to finance our inventory positions, acquire securities to cover short positions, and to settle other securities obligations. We account for these securities financing agreements as collateralized financing transactions. Repurchase and reverse repurchase agreements are recorded on the balance sheet at the amounts that the securities will be subsequently sold or repurchased. Securities borrowed transactions are recorded on the balance sheet at the amounts of cash collateral advanced. While our securities financing agreements incorporate a right of set off, the assets and liabilities are reported on a gross basis. Reverse repurchase agreements and securities borrowed transactions are included in “short-term investments” on the balance sheet; repurchase agreements are included in “federal funds purchased and securities sold under repurchase agreements.”

The following table summarizes our securities financing agreements at March 31, 2016, December 31, 2015, and March 31, 2015:

	March 31, 2016
in millions	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts
Offsetting of financial assets:
Reverse repurchase agreements	$3	(2)	$(1)	—

Total	$3	$(2)	$(1)	—

Offsetting of financial liabilities:
Repurchase agreements (c)	$2	$(2)	—	—

Total	$2	$(2)	—	—

	December 31, 2015
in millions	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts
Offsetting of financial assets:
Reverse repurchase agreements	$1	—	$(1)	—

Total	$1	—	$(1)	—

Offsetting of financial liabilities:
Repurchase agreements (c)	—	—	—	—

Total	—	—	—	—

	March 31, 2015
in millions	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts
Offsetting of financial assets:
Reverse repurchase agreements	$2	$(2)	—	—

Total	$2	$(2)	—	—

Offsetting of financial liabilities:
Repurchase agreements	$4	$(2)	$(2)	—

Total	$4	$(2)	$(2)	—

(a)	Netting adjustments take into account the impact of master netting agreements that allow us to settle with a single counterparty on a net basis.
(b)	These adjustments take into account the impact of bilateral collateral agreements that allow us to offset the net positions with the related collateral. The application of collateral cannot reduce the net position below zero. Therefore, excess collateral, if any, is not reflected above.
(c)	Repurchase agreements are collateralized by U.S. Treasury securities and contracted on an overnight basis.

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

The components of net pension cost (benefit) for all funded and unfunded plans are as follows:

	Three months ended March 31,
in millions	2016	2015
Interest cost on PBO	$10	$10
Expected return on plan assets	(13)	(14)
Amortization of losses	4	4

Net pension cost	$1	—

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

The components of net postretirement benefit cost for all funded and unfunded plans are as follows:

	Three months ended March 31,
in millions	2016	2015
Interest cost on APBO	$1	$1
Expected return on plan assets	(1)	(1)

Net postretirement benefit cost	—	—

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

The trust preferred securities, common stock, and related debentures are summarized as follows:

dollars in millions	Trust Preferred Securities, Net of Discount (a)	Common Stock	Principal Amount of Debentures, Net of Discount (b)	Interest Rate of Trust Preferred Securities and Debentures (c)	Maturity of Trust Preferred Securities and Debentures
March 31, 2016
KeyCorp Capital I	$156	$6	$162	1.352%	2028
KeyCorp Capital II	112	4	116	6.875	2029
KeyCorp Capital III	150	4	154	7.750	2029

Total	$418	$14	$432	5.128%	—

December 31, 2015	$408	$14	$422	4.961%	—

March 31, 2015	$414	$14	$428	4.968%	—

(a)	The trust preferred securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of trust preferred securities carries an interest rate identical to that of the related debenture. Certain trust preferred securities include basis adjustments related to fair value hedges totaling $78 million at March 31, 2016, $68 million at December 31, 2015, and $74 million at March 31, 2015. See Note 7 (“Derivatives and Hedging Activities”) for an explanation of fair value hedges.
(b)	We have the right to redeem these debentures. If the debentures purchased by KeyCorp Capital I are redeemed before they mature, the redemption price will be the principal amount, plus any accrued but unpaid interest. If the debentures purchased by KeyCorp Capital II or KeyCorp Capital III are redeemed before they mature, the redemption price will be the greater of: (i) the principal amount, plus any accrued but unpaid interest, or (ii) the sum of the present values of principal and interest payments discounted at the Treasury Rate (as defined in the applicable indenture), plus 20 basis points for KeyCorp Capital II or 25 basis points for KeyCorp Capital III or 50 basis points in the case of redemption upon either a tax or a capital treatment event for either KeyCorp Capital II or KeyCorp Capital III, plus any accrued but unpaid interest. The principal amount of certain debentures includes basis adjustments related to fair value hedges totaling $78 million at March 31, 2016, $68 million at December 31, 2015, and $74 million at March 31, 2015. See Note 7 for an explanation of fair value hedges. The principal amount of debentures, net of discounts, is included in “long-term debt” on the balance sheet.
(c)	The interest rates for the trust preferred securities issued by KeyCorp Capital II and KeyCorp Capital III are fixed. The trust preferred securities issued by KeyCorp Capital I have a floating interest rate, equal to three-month LIBOR plus 74 basis points, that reprices quarterly. The total interest rates are weighted-average rates.

15. Contingent Liabilities and Guarantees

Legal Proceedings

See Note 20 (“Commitments, Contingent Liabilities and Guarantees”) under the heading “Legal Proceedings” on page 211 of our 2015 Form 10-K for a description of a proceeding styled In re: Checking Account Overdraft Litigation.

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

Guarantees

We are a guarantor in various agreements with third parties. The following table shows the types of guarantees that we had outstanding at March 31, 2016. Information pertaining to the basis for determining the liabilities recorded in connection with these guarantees is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Guarantees” beginning on page 130 of our 2015 Form 10-K.

March 31, 2016 in millions	Maximum Potential Undiscounted Future Payments	Liability Recorded
Financial guarantees:
Standby letters of credit	$11,234	$67
Recourse agreement with FNMA	1,849	4
Return guarantee agreement with LIHTC investors	4	4
Written put options (a)	2,411	82

Total	$15,498	$157

(a)	The maximum potential undiscounted future payments represent notional amounts of derivatives qualifying as guarantees.

We determine the payment/performance risk associated with each type of guarantee described below based on the probability that we could be required to make the maximum potential undiscounted future payments shown in the preceding table. We use a scale of low (0% to 30% probability of payment), moderate (greater than 30% to 70% probability of payment), or high (greater than 70% probability of payment) to assess the payment/performance risk, and have determined that the payment/performance risk associated with each type of guarantee outstanding at March 31, 2016, is low.

Standby letters of credit. KeyBank issues standby letters of credit to address clients’ financing needs. These instruments obligate us to pay a specified third party when a client fails to repay an outstanding loan or debt instrument or fails to perform some contractual nonfinancial obligation. Any amounts drawn under standby letters of credit are treated as loans to the client; they bear interest (generally at variable rates) and pose the same credit risk to us as a loan. At March 31, 2016, our standby letters of credit had a remaining weighted-average life of 2.4 years, with remaining actual lives ranging from less than one year to as many as 11 years.

Recourse agreement with FNMA. We participate as a lender in the FNMA Delegated Underwriting and Servicing program. FNMA delegates responsibility for originating, underwriting, and servicing mortgages, and we assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan that we sell to FNMA. We maintain a reserve for such potential losses in an amount that we believe approximates the fair value of our liability. At March 31, 2016, the outstanding commercial mortgage loans in this program had a weighted-average remaining term of 7.6 years, and the unpaid principal balance outstanding of loans sold by us as a participant was $6.4 billion. The maximum potential amount of undiscounted future payments that we could be required to make under this program, as shown in the preceding table, is equal to approximately 30% of the principal balance of loans outstanding at March 31, 2016. If we are required to make a payment, we would have an interest in the collateral underlying the related commercial mortgage loan; any loss we incur could be offset by the amount of any recovery from the collateral.

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

As shown in the previous table, KAHC maintained a reserve in the amount of $4 million at March 31, 2016, which is sufficient to cover estimated future obligations under the guarantees. The maximum exposure to loss reflected in the table represents undiscounted future payments due to investors for the return on and of their investments.

These guarantees have expiration dates that extend through 2018, but KAHC has not formed any new partnerships under this program since October 2003. Additional information regarding these partnerships is included in Note 9 (“Variable Interest Entities”).

Written put options. In the ordinary course of business, we “write” put options for clients that wish to mitigate their exposure to changes in interest rates and commodity prices. At March 31, 2016, our written put options had an average life of 3 years. These instruments are considered to be guarantees, as we are required to make payments to the counterparty (the client) based on changes in an underlying variable that is related to an asset, a liability, or an equity security that the client holds. We are obligated to pay the client if the applicable benchmark interest rate or commodity price is above or below a specified level (known as the “strike rate”). These written put options are accounted for as derivatives at fair value, as further discussed in Note 7 (“Derivatives and Hedging Activities”). We mitigate our potential future payment obligations by entering into offsetting positions with third parties.

Written put options where the counterparty is a broker-dealer or bank are accounted for as derivatives at fair value but are not considered guarantees since these counterparties typically do not hold the underlying instruments. In addition, we are a purchaser and seller of credit derivatives, which are further discussed in Note 7.

Default guarantees. Some lines of business participate in guarantees that obligate us to perform if the debtor (typically a client) fails to satisfy all of its payment obligations to third parties. We generally undertake these guarantees for one of two possible reasons: (i) either the risk profile of the debtor should provide an investment return, or (ii) we are supporting our underlying investment in the debtor. We do not hold collateral for the default guarantees. If we were required to make a payment under a guarantee, we would receive a pro rata share should the third party collect some or all of the amounts due from the debtor. At March 31, 2016, we had $1 million of default guarantees.

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

16. Accumulated Other Comprehensive Income

Our changes in AOCI for the three months ended March 31, 2016, and March 31, 2015, are as follows:

	Unrealized gains	Unrealized gains	Foreign currency	Net pension and
	(losses) on securities	(losses) on derivative	translation	postretirement
in millions	available for sale	financial instruments	adjustment	benefit costs	Total
Balance at December 31, 2015	$(58)	$20	$(2)	$(365)	$(405)

Other comprehensive income before reclassification, net of income taxes	128	72	5	(2)	203

Amounts reclassified from accumulated other comprehensive income, net of income taxes (a)	—	(14)	—	3	(11)

Net current-period other comprehensive income, net of income taxes	128	58	5	1	192

Balance at March 31, 2016	$70	$78	$3	$(364)	$(213)
Balance at December 31, 2014	$(4)	$(8)	$22	$(366)	$(356)
Other comprehensive income before reclassification, net of income taxes	55	45	(13)	—	87

Amounts reclassified from accumulated other comprehensive income, net of income taxes (a)	—	(13)	—	3	(10)

Net current-period other comprehensive
income, net of income taxes	55	32	(13)	3	77

Balance at March 31, 2015	$51	$24	$9	$(363)	$(279)

(a)	See table below for details about these reclassifications.

Our reclassifications out of AOCI for the three months ended March 31, 2016, and March 31, 2015, are as follows:

Amount Reclassified from
Three months ended March 31, 2016	Accumulated Other	Affected Line Item in the Statement
in millions	Comprehensive Income	Where Net Income is Presented
Unrealized gains (losses) on derivative financial instruments
Interest rate	$23	Interest income — Loans
Interest rate	(1)	Interest expense — Long-term debt

	22	Income (loss) from continuing operations before income taxes
	8	Income taxes

	$14	Income (loss) from continuing operations

Net pension and postretirement benefit costs Amortization of losses	$(4)	Personnel expense

	(4)	Income (loss) from continuing operations before income taxes
	(1)	Income taxes

	$(3)	Income (loss) from continuing operations

Amount Reclassified from
Three months ended March 31, 2015	Accumulated Other	Affected Line Item in the Statement
in millions	Comprehensive Income	Where Net Income is Presented
Unrealized gains (losses) on derivative financial instruments
Interest rate	$22	Interest income — Loans
Interest rate	(1)	Interest expense — Long-term debt

	21	Income (loss) from continuing operations before income taxes
	8	Income taxes

	$13	Income (loss) from continuing operations

Net pension and postretirement benefit costs Amortization of losses	$(4)	Personnel expense

	(4)	Income (loss) from continuing operations before income taxes
	(1)	Income taxes

	$(3)	Income (loss) from continuing operations

17. Shareholders’ Equity

Comprehensive Capital Plan

As previously reported and as authorized by the Board and pursuant to our 2015 capital plan submitted to and not objected to by the Federal Reserve, we have authority to repurchase up to $725 million of our common shares, which include repurchases to offset issuances of common shares under our employee compensation plans. We suspended common share repurchases in the fourth quarter of 2015 due to the pending acquisition of First Niagara. Share repurchases were included in our 2016 capital plan, which we submitted to the Federal Reserve and provided to the OCC in April 2016 under the annual CCAR process.

Consistent with our 2015 capital plan, the Board declared a quarterly dividend of $.075 per common share for the first quarter of 2016. An additional planned increase in our quarterly common share dividend, up to $.085 per share, will be considered by the Board in May of 2016 for the fifth quarter of the 2015 capital plan.

Preferred Stock

We made a quarterly dividend payment of $1.9375 per share, or $5.6 million, on our Series A Preferred Stock during the first quarter of 2016.

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

Other Segments

Other Segments consists of Corporate Treasury, Principal Investing, and various exit portfolios.

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

The table on the following pages shows selected financial data for our major business segments for the three-month periods ended March 31, 2016, and March 31, 2015.

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

The selected financial data is based on internal accounting policies designed to compile results on a consistent basis and in a manner that reflects the underlying economics of the businesses. In accordance with our policies:

•	Net interest income is determined by assigning a standard cost for funds used or a standard credit for funds provided based on their assumed maturity, prepayment, and/or repricing characteristics.

•	Indirect expenses, such as computer servicing costs and corporate overhead, are allocated based on assumptions regarding the extent that each line of business actually uses the services.

•	The consolidated provision for credit losses is allocated among the lines of business primarily based on their actual net loan charge-offs, adjusted periodically for loan growth and changes in risk profile. The amount of the consolidated provision is based on the methodology that we use to estimate our consolidated ALLL. This methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” beginning on page 122 of our 2015 Form 10-K.

•	Income taxes are allocated based on the statutory federal income tax rate of 35% and a blended state income tax rate (net of the federal income tax benefit) of 2.2%.

•	Capital is assigned to each line of business based on economic equity.

Developing and applying the methodologies that we use to allocate items among our lines of business is a dynamic process. Accordingly, financial results may be revised periodically to reflect enhanced alignment of expense base allocation drivers, changes in the risk profile of a particular business, or changes in our organizational structure.

Three months ended March 31,	Key Community Bank		Key Corporate Bank
dollars in millions	2016	2015	2016	2015
SUMMARY OF OPERATIONS
Net interest income (TE)	$399	$358	$218	$214
Noninterest income	196	191	208	188

Total revenue (TE) (a)	595	549	426	402
Provision for credit losses	42	30	43	6
Depreciation and amortization expense	13	15	13	10
Other noninterest expense	423	423	224	209

Income (loss) from continuing operations before income taxes (TE)	117	81	146	177
Allocated income taxes and TE adjustments	43	30	28	49

Income (loss) from continuing operations	74	51	118	128
Income (loss) from discontinued operations, net of taxes	—	—	—	—

Net income (loss)	74	51	118	128
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	1

Net income (loss) attributable to Key	$74	$51	$118	$127

AVERAGE BALANCES (b)
Loans and leases	$30,789	$30,662	$27,722	$24,722
Total assets (a)	32,856	32,768	33,413	30,240
Deposits	52,803	50,415	18,074	18,569
OTHER FINANCIAL DATA
Net loan charge-offs (b)	$23	$28	$18	$(4)
Return on average allocated equity (b)	11.09%	7.56%	23.15%	27.68%
Return on average allocated equity	11.09	7.56	23.11	27.68
Average full-time equivalent employees (c)	7,376	7,642	2,126	2,057

(a)	Substantially all revenue generated by our major business segments is derived from clients that reside in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software, and goodwill held by our major business segments, are located in the United States.
(b)	From continuing operations.
(c)	The number of average full-time equivalent employees was not adjusted for discontinued operations.

Other Segments		Total Segments		Reconciling Items		Key
2016	2015	2016	2015	2016	2015	2016	2015
$(9)	$3	$608	$575	$4	$2	$612	$577
30	63	434	442	(3)	(5)	431	437

21	66	1,042	1,017	1	(3)	1,043	1,014
5	(1)	90	35	(1)	—	89	35
1	2	27	27	37	37	64	64
10	12	657	644	(18)	(39)	639	605

5	53	268	311	(17)	(1)	251	310
(8)	8	63	87	1	(7)	64	80

13	45	205	224	(18)	6	187	230
—	—	—	—	1	5	1	5

13	45	205	224	(17)	11	188	235
(1)	2	(1)	3	1	(1)	—	2

$14	$43	$206	$221	$(18)	$12	$188	$233

$1,603	$2,044	$60,114	$57,428	$42	$84	$60,156	$57,512
27,729	25,942	93,998	88,950	479	677	94,477	89,627
756	466	71,633	69,450	(35)	(81)	71,598	69,369

$5	$4	$46	$28	—	—	$46	$28
31.11%	75.49%	16.86%	18.56%	(1.27)%	0.49%	6.87%	8.75%
30.27	73.58	16.83	18.54	(1.20)	0.85	6.90	8.93
8	16	9,510	9,715	3,893	3,876	13,403	13,591

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of KeyCorp

We have reviewed the consolidated balance sheets of KeyCorp as of March 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income for the three-month periods ended March 31, 2016 and 2015, and the consolidated statements of changes in equity and cash flows for the three-month periods ended March 31, 2016 and 2015. These financial statements are the responsibility of KeyCorp’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of KeyCorp as of December 31, 2015, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the year then ended (not presented herein) and we expressed an unqualified opinion on those consolidated financial statements in our report dated February 24, 2016. In our opinion, the accompanying consolidated balance sheet of KeyCorp as of December 31, 2015, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Cleveland, Ohio
May 5, 2016	Ernst & Young LLP

Item 2.	Management’s Discussion & Analysis of Financial Condition & Results of Operations

Introduction

This section reviews the financial condition and results of operations of KeyCorp and its subsidiaries for the quarterly periods ended March 31, 2016, and March 31, 2015. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. When you read this discussion, you should also refer to the consolidated financial statements and related notes in this report. The page locations of specific sections and notes that we refer to are presented in the table of contents.

References to our “2015 Form 10-K” refer to our Form 10-K for the year ended December 31, 2015, which has been filed with the SEC and is available on its website (www.sec.gov) and on our website (www.key.com/ir).

Terminology

Throughout this discussion, references to “Key,” “we,” “our,” “us,” and similar terms refer to the consolidated entity consisting of KeyCorp and its subsidiaries. “KeyCorp” refers solely to the parent holding company, and “KeyBank” refers to KeyCorp’s subsidiary bank, KeyBank National Association.

We want to explain some industry-specific terms at the outset so you can better understand the discussion that follows.

•	We use the phrase continuing operations in this document to mean all of our businesses other than the education lending business and Austin. The education lending business and Austin have been accounted for as discontinued operations since 2009.

•	Our exit loan portfolios are separate from our discontinued operations. These portfolios, which are in a run-off mode, stem from product lines we decided to cease because they no longer fit with our corporate strategy. These exit loan portfolios are included in Other Segments.

•	We engage in capital markets activities primarily through business conducted by our Key Corporate Bank segment. These activities encompass a variety of products and services. Among other things, we trade securities as a dealer, enter into derivative contracts (both to accommodate clients’ financing needs and to mitigate certain risks), and conduct transactions in foreign currencies (both to accommodate clients’ needs and to benefit from fluctuations in exchange rates).

•	For regulatory purposes, capital is divided into two classes. Federal regulations currently prescribe that at least one-half of a bank or BHC’s total risk-based capital must qualify as Tier 1 capital. Both total and Tier 1 capital serve as bases for several measures of capital adequacy, which is an important indicator of financial stability and condition. As described under the heading “Regulatory capital and liquidity – Capital planning and stress testing” in the section entitled “Supervision and Regulation” that begins on page 9 of our 2015 Form 10-K, the regulators are required to conduct a supervisory capital assessment of all BHCs with assets of at least $50 billion, including KeyCorp. As part of this capital adequacy review, banking regulators evaluate a component of Tier 1 capital, known as Common Equity Tier 1, under the Regulatory Capital Rules. The “Capital” section of this report under the heading “Capital adequacy” provides more information on total capital, Tier 1 capital, and the Regulatory Capital Rules, including Common Equity Tier 1, and describes how these measures are calculated.

Additionally, a comprehensive list of the acronyms and abbreviations used throughout this discussion is included in Note 1 (“Basis of Presentation and Accounting Policies”).

Selected financial data

Our financial performance for each of the last five quarters is summarized in Figure 1.

Figure 1. Selected Financial Data

	2016	2015
dollars in millions, except per share amounts	First	Fourth	Third	Second	First
FOR THE PERIOD
Interest income	$683	$673	$661	$652	$636
Interest expense	79	71	70	68	65
Net interest income	604	602	591	584	571
Provision for credit losses	89	45	45	41	35
Noninterest income	431	485	470	488	437
Noninterest expense	703	736	724	711	669
Income (loss) from continuing operations before income taxes	243	306	292	320	304
Income (loss) from continuing operations attributable to Key	187	230	222	235	228
Income (loss) from discontinued operations, net of taxes (a)	1	(4)	(3)	3	5
Net income (loss) attributable to Key	188	226	219	238	233
Income (loss) from continuing operations attributable to Key common shareholders	182	224	216	230	222
Income (loss) from discontinued operations, net of taxes (a)	1	(4)	(3)	3	5
Net income (loss) attributable to Key common shareholders	183	220	213	233	227

PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.22	$.27	$.26	$.27	$.26
Income (loss) from discontinued operations, net of taxes (a)	—	(.01)	—	—	.01
Net income (loss) attributable to Key common shareholders (b)	.22	.27	.26	.28	.27
Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$.22	$.27	$.26	$.27	$.26
Income (loss) from discontinued operations, net of taxes — assuming dilution (a)	—	(.01)	—	—	.01
Net income (loss) attributable to Key common shareholders — assuming dilution (b)	.22	.26	.25	.27	.26
Cash dividends paid	.075	.075	.075	.075	.065
Book value at period end	12.79	12.51	12.47	12.21	12.12
Tangible book value at period end	11.52	11.22	11.17	10.92	10.84
Market price:
High	13.37	14.01	15.46	15.70	14.74
Low	9.88	12.37	12.65	13.90	12.04
Close	11.04	13.19	13.01	15.02	14.16
Weighted-average common shares outstanding (000) (c)	827,381	828,206	831,430	839,454	848,580
Weighted-average common shares and potential common shares outstanding (000) (c), (d)	835,060	835,939	838,880	846,312	857,122

AT PERIOD END
Loans	$60,438	$59,876	$60,085	$58,264	$57,953
Earning assets	87,273	83,780	83,779	82,964	82,624
Total assets	98,402	95,131	95,420	94,604	94,204
Deposits	73,382	71,046	71,073	70,669	71,622
Long-term debt	10,760	10,184	10,308	10,265	8,711
Key common shareholders’ equity	10,776	10,456	10,415	10,300	10,313
Key shareholders’ equity	11,066	10,746	10,705	10,590	10,603

PERFORMANCE RATIOS — FROM CONTINUING OPERATIONS
Return on average total assets	.80%	.97%	.95%	1.03%	1.03%
Return on average common equity	6.86	8.51	8.30	8.96	8.76
Return on average tangible common equity (e)	7.64	9.50	9.27	10.01	9.80
Net interest margin (TE)	2.89	2.87	2.87	2.88	2.91
Cash efficiency ratio (e)	66.6	66.4	66.9	65.1	65.1

PERFORMANCE RATIOS — FROM CONSOLIDATED OPERATIONS
Return on average total assets	.79%	.93%	.92%	1.02%	1.03%
Return on average common equity	6.90	8.36	8.19	9.07	8.96
Return on average tangible common equity (e)	7.68	9.33	9.14	10.14	10.02
Net interest margin (TE)	2.83	2.84	2.84	2.85	2.88
Loan-to-deposit (f)	85.7	87.8	89.3	87.3	86.9

CAPITAL RATIOS AT PERIOD END
Key shareholders’ equity to assets	11.25%	11.30%	11.22%	11.19%	11.26%
Key common shareholders’ equity to assets	10.95	10.99	10.91	10.89	10.95
Tangible common equity to tangible assets (e)	9.97	9.98	9.90	9.86	9.92
Common Equity Tier 1 (e)	11.07	10.94	10.47	10.71	10.64
Tier 1 risk-based capital	11.38	11.35	10.87	11.11	11.04
Total risk-based capital	13.12	12.97	12.47	12.66	12.79
Leverage	10.73	10.72	10.68	10.74	10.91

TRUST AND BROKERAGE ASSETS
Assets under management	$34,107	$33,983	$35,158	$38,399	$39,281
Nonmanaged and brokerage assets	49,474	47,681	46,796	48,789	49,508

OTHER DATA
Average full-time-equivalent employees	13,403	13,359	13,555	13,455	13,591
Branches	961	966	972	989	992

(a)	In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. As a result of this decision, we have accounted for this business as a discontinued operation. For further discussion regarding the income (loss) from discontinued operations, see Note 11 (“Acquisitions and Discontinued Operations”).
(b)	EPS may not foot due to rounding.
(c)	For the three months ended March 31, 2016, weighted-average common shares outstanding, effect of common share options and other stock awards, and weighted-average common shares and potential common shares outstanding have been revised from our financial results reported on Form 8-K on April 21, 2016.
(d)	Assumes conversion of common share options and other stock awards and/or convertible preferred stock, as applicable.
(e)	See Figure 7 entitled “GAAP to Non-GAAP Reconciliations,” which presents the computations of certain financial measures related to “tangible common equity,” “Common Equity Tier 1” and “cash efficiency.” The table reconciles the GAAP performance measures to the corresponding non-GAAP measures, which provides a basis for period-to-period comparisons.
(f)	Represents period-end consolidated total loans and loans held for sale divided by period-end consolidated total deposits (excluding deposits in foreign office).

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

Forward-looking statements, by their nature, are subject to assumptions, risks, and uncertainties, many of which are outside of our control. Our actual results may differ materially from those set forth in our forward-looking statements. There is no assurance that any list of risks and uncertainties or risk factors is complete. Factors that could cause our actual results to differ from those described in forward-looking statements include, but are not limited to:

•	deterioration of commercial real estate market fundamentals;

•	defaults by our loan counterparties or clients;

•	adverse changes in credit quality trends;

•	declining asset prices;

•	our concentrated credit exposure in commercial, financial and agricultural loans;

•	the extensive and increasing regulation of the U.S. financial services industry;

•	changes in accounting policies, standards, and interpretations;

•	breaches of security or failures of our technology systems due to technological or other factors and cybersecurity threats;

•	operational or risk management failures by us or critical third parties;

•	negative outcomes from claims or litigation;

•	the occurrence of natural or man-made disasters, conflicts, or terrorist attacks, or other adverse external events;

•	increasing capital and liquidity standards under applicable regulatory rules;

•	unanticipated changes in our liquidity position, including but not limited to, changes in our access to or the cost of funding, our ability to enter the financial markets and to secure alternative funding sources;

•	our ability to receive dividends from our subsidiary, KeyBank;

•	downgrades in our credit ratings or those of KeyBank;

•	a reversal of the U.S. economic recovery due to financial, political, or other shocks;

•	our ability to anticipate interest rate changes and manage interest rate risk;

•	deterioration of economic conditions in the geographic regions where we operate;

•	the soundness of other financial institutions;

•	our ability to attract and retain talented executives and employees and to manage our reputational risks;

•	our ability to timely and effectively implement our strategic initiatives;

•	increased competitive pressure due to industry consolidation;

•	unanticipated adverse effects of strategic partnerships or acquisitions and dispositions of assets or businesses;

•	our ability to complete the acquisition of First Niagara and to realize the anticipated benefits of the merger; and

•	our ability to develop and effectively use the quantitative models we rely upon in our business planning.

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

Economic overview

The economy waned at the beginning of 2016, with the Federal Reserve Bank of Atlanta estimating real GDP of .3% for the first quarter of 2016. International trade continued to weigh on growth as the strong dollar and slowing emerging market growth held back demand for U.S. goods and services. Meanwhile, strong job growth has yet to translate into substantial wage growth or greater consumer confidence, and consumer spending remained weak. Additionally, housing market data has been disappointing, with slow growth in residential construction and only modest year-over-year improvement in sales of new and existing homes. Geopolitical tensions, slowing global growth, prospective Federal Reserve actions, and mixed economic data kept markets in check throughout the first quarter of 2016.

In the first quarter of 2016, weak income growth remained an important constraint on consumption, although fundamentals appear to be improving. Real spending was stagnant in January and February 2016, continuing the trend from December 2015, held back by declines in both durable and nondurable goods. Vehicle sales have weakened, steadily dropping from a seasonally adjusted annual rate of 18.2 million sales in November 2015 to 16.6 million units in March 2016. Consumer confidence was unchanged throughout the quarter, with the Conference Board measure ending the first quarter of 2016 at 96.2, down .1 points from the end of 2015. Inflation remained well below the Federal Reserve target, with the core personal consumption expenditure index up just 1.0% year-over-year as of February 2016.

In the labor market, average monthly job gains declined to 209,000 during the first quarter of 2016, compared to the robust average of 282,000 in the fourth quarter of 2015. Gains, however, were broad, with improvement across industry sectors. The unemployment rate was flat, finishing the first quarter of 2016 at 5.0%, driven in part by an increasing labor force and higher participation rate from the end of 2015.

The housing market stalled in the first quarter of 2016, with most metrics remaining up year-over-year but below year-end 2015 levels. Existing home sales decreased modestly from the end of 2015, ending the first quarter of 2016 at 5.3 million units, slightly above year-ago levels. New home sales ended the first quarter of 2016 5% lower than the end of 2015, but with a 5% year-over-year increase. Housing starts picked up from the same period one year ago, totaling a seasonally adjusted annual rate of 1.09 million in March 2016, up 14% year-over-year but down 6% from the end of 2015. Permits declined 10% from the prior quarter. Home price appreciation remained healthy, up 6.8% year-over-year in February 2016.

The Federal Reserve remained accommodative in the first quarter of 2016, continuing to reinvest principal payments to ease financial conditions. Forward guidance is somewhat unclear as to when the Federal Open Market Committee will again raise the federal funds target rate, as global economic conditions and inflation measures remain concerns. Weaker economic data, geopolitical tensions, slower emerging market growth, and cautious forward guidance have held rates in check. The yield on the 10-year U.S. Treasury dropped 49 basis points in the first quarter of 2016 to 1.78%.

Long-term financial goals

Our long-term financial goals, excluding the impact of merger-related expense, are as follows:

•	Improve balance sheet efficiency by targeting a loan-to-deposit ratio range of 90% to 100%;

•	Maintain a moderate risk profile by targeting a net loan charge-offs to average loans ratio and provision for credit losses to average loans ratio in the range of .40% to .60%;

•	Grow high quality, diverse revenue streams by targeting a net interest margin in the range of 3.00% to 3.25% and a ratio of noninterest income to total revenue of greater than 40%;

•	Generate positive operating leverage and target a cash efficiency ratio of less than 60%; and

•	Maintain disciplined capital management and target a return on average assets in the range of 1.00% to 1.25%.

Figure 2 shows the evaluation of our long-term financial goals for the three months ended March 31, 2016.

Figure 2. Evaluation of Our Long-Term Financial Goals

KEY Business Model	Key Metrics (a)	1Q16	Targets
Balance sheet efficiency	Loan-to-deposit ratio (b)	86%	90-100%

Moderate risk profile	Net loan charge-offs to average loans Provision for credit losses to average loans	.31%	.40-.60%
		.60%

High quality, diverse revenue streams	Net interest margin Noninterest income to total revenue	2.89%	3.00-3.25%
		41%	> 40%

Positive operating leverage	Cash efficiency ratio (c) Cash efficiency ratio excluding merger-related expense (c)	66.6%
		64.3%	< 60%

Financial Returns	Return on average assets Return on average assets excluding merger-related expense (c)	.80%	1.00-1.25%
		.86%

(a)	Calculated from continuing operations, unless otherwise noted.
(b)	Represents period-end consolidated total loans and loans held for sale divided by period-end consolidated total deposits (excluding deposits in foreign office).
(c)	Non-GAAP measure: see Figure 7 for reconciliation.

Strategic developments

Our actions and results during the first three months of 2016 supported our corporate strategy described in the “Introduction” section under the “Corporate strategy” heading on page 38 of our 2015 Form 10-K.

•	We continue to focus on growing our businesses and remain committed to improving productivity and efficiency. During the first three months of 2016, we generated positive operating leverage excluding merger-related expense from the prior year, with revenue up 2.9% from the first quarter of 2015. Net interest income benefited from higher earning asset balances and an increase in earning asset yields, largely the result of our loan portfolio repricing to the higher short-term interest rates that resulted from the Federal Reserve’s decision to raise the target range for the federal funds rate in mid-December of 2015. Although noninterest income declined slightly from the prior year, we saw a benefit from increases in several of our core fee-based businesses where we continue to make investments: investment banking and debt placement fees, service charges on deposit accounts, corporate services income, and cards and payments income. Excluding merger-related expense of $24 million, noninterest expense increased $10 million from the prior year primarily due to slight increases across various nonpersonnel areas.

•	Although asset quality measures were impacted in the first quarter of 2016 by credit migration, primarily in our oil and gas portfolio, our net loan charge-offs were .31% of average loans and the provision for credit losses was .60% of average loans, both within our targeted range.

•	Capital management remains a priority for 2016. As previously reported, our existing share repurchase program under the 2015 capital plan is suspended due to the pending acquisition of First Niagara. However, our 2016 CCAR capital plan submission included share repurchases.

•	Consistent with our 2015 capital plan, we made a dividend payment of $.075 per common share for the first quarter of 2016. An additional planned increase in our quarterly common share dividend to $.085 per share will be considered by the Board in May of 2016 for the fifth quarter of the 2015 capital plan. Our 2016 CCAR capital plan submission included an additional increase in our quarterly common share dividend.

•	We continue to make progress on our acquisition of First Niagara. The shareholders of both Key and First Niagara approved the merger during the first quarter of 2016. On April 28, 2016, KeyCorp and First Niagara entered into an agreement with Northwest Bank, a wholly-owned subsidiary of Northwest Bancshares, Inc., to sell 18 branches in the Buffalo, New York market. The branches are being divested in connection with the pending merger between First Niagara and KeyCorp and pursuant to an agreement with the United States Department of Justice and commitments to the Board of Governors of the Federal Reserve System following a customary antitrust review in connection with the proposed merger. The merger is currently expected to be completed during the third quarter of 2016 and is subject to customary closing conditions including the approval of regulators.

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

Figure 3. Key Community Bank Geographic Diversity

	Geographic Region
Three months ended
March 31, 2016		Rocky		West Ohio/		Western	Eastern	New
dollars in millions	Pacific	Mountains	Indiana	Michigan	East Ohio	New York	New York	England	NonRegion (a)	Total
Average deposits	$12,603	$5,213	$2,389	$4,681	$9,902	$5,033	$7,952	$2,982	$2,048	$52,803
Percent of total	23.9%	9.9%	4.5%	8.9%	18.7%	9.5%	15.1%	5.6%	3.9%	100.0%

Average commercial loans	$3,492	$1,813	$926	$1,181	$2,316	$620	$1,863	$841	$3,146	$16,198
Percent of total	21.6%	11.2%	5.7%	7.3%	14.3%	3.8%	11.5%	5.2%	19.4%	100.0%

Average home equity loans	$3,175	$1,519	$492	$814	$1,236	$826	$1,251	$650	$74	$10,037
Percent of total	31.6%	15.1%	4.9%	8.1%	12.3%	8.2%	12.5%	6.5%	.8%	100.0%

(a)	Represents average deposits, commercial loan products, and home equity loan products centrally managed outside of our eight Key Community Bank regions.

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

Supervision and regulation

Regulatory reform developments

On July 21, 2010, the Dodd-Frank Act became law. It was intended to address perceived deficiencies and gaps in the regulatory framework for financial services in the U.S., reduce the risks of bank failures, better equip the nation’s regulators to guard against or mitigate any future financial crises, and manage systemic risk through increased supervision of bank and nonbank SIFIs, such as KeyCorp and KeyBank. Further discussion concerning the Dodd-Frank Act, related regulatory developments, and the risks that they present to Key is available under the heading “Supervision and Regulation” in Item 1. Business and under the heading “II. Compliance Risk” in Item 1A. Risk Factors of our 2015 Form 10-K. Many proposed rules referenced in our prior reports remain pending. The following discussion provides a summary of recent regulatory developments relating to the Dodd-Frank Act or regulatory developments that relate to our results this quarter.

Regulatory capital rules

In October 2013, federal banking regulators published the final Basel III capital framework for U.S. banking organizations (the “Regulatory Capital Rules”). The Regulatory Capital Rules generally implement in the U.S. the Basel III capital framework published by the Basel Committee in December 2010 and revised in June 2011 and January 2014 (the “Basel III capital framework”). The Basel III capital framework and the U.S. implementation of the Basel III capital framework are discussed in more detail in Item 1. Business of our 2015 Form 10-K under the heading “Supervision and Regulation—Basel III capital and liquidity frameworks.”

While the Regulatory Capital Rules became effective on January 1, 2014, the mandatory compliance date for Key as a “standardized approach” banking organization was January 1, 2015, subject to transitional provisions extending to January 1, 2019.

New minimum capital and leverage ratio requirements

Under the Regulatory Capital Rules, “standardized approach” banking organizations, like KeyCorp, are required to meet the minimum capital and leverage ratios set forth in Figure 4 below. At March 31, 2016, Key had an estimated Common Equity Tier 1 Capital Ratio of 11.02% under the fully phased-in Regulatory Capital Rules. Also at March 31, 2016, based on the fully phased-in Regulatory Capital Rules, Key estimates that its capital and leverage ratios, after adjustment for market risk, would be as set forth in Figure 4.

Figure 4. Estimated Ratios vs. Minimum Capital Ratios Calculated Under the Fully Phased-In Regulatory Capital Rules

Ratios (including Capital conservation buffer)	Key March 31, 2016 Estimated	Minimum January 1, 2016	Phase-in Period	Minimum January 1, 2019
Common Equity Tier 1	11.02%	4.5%	None	4.5%
Capital conservation buffer (a)		—	1/1/16-1/1/19	2.5
Common Equity Tier 1 + Capital conservation buffer		4.5	1/1/16-1/1/19	7.0
Tier 1 Capital	11.01	6.0	None	6.0
Tier 1 Capital + Capital conservation buffer		6.0	1/1/16-1/1/19	8.5
Total Capital	12.76	8.0	None	8.0
Total Capital + Capital conservation buffer		8.0	1/1/16-1/1/19	10.5
Leverage (b)	10.44	4.0	None	4.0

(a)	See Figure 7 entitled “GAAP to Non-GAAP Reconciliations,” which presents the computation for estimated Common Equity Tier 1. The table reconciles the GAAP performance measure to the corresponding non-GAAP measure, which provides a basis for period-to-period comparisons.
(b)	Capital conservation buffer must consist of Common Equity Tier 1 capital. As a standardized approach banking organization, KeyCorp is not subject to the countercyclical capital buffer of up to 2.5% imposed upon an advanced approaches banking organization under the Regulatory Capital Rules.
(c)	As a standardized approach banking organization, KeyCorp is not subject to the 3% supplemental leverage ratio requirement, which becomes effective January 1, 2018.

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

Figure 5. “Well Capitalized” and “Adequately Capitalized” Capital Category Ratios under Revised Prompt Corrective Action Rules

Prompt Corrective Action	Capital Category
Ratio	Well Capitalized (a)	Adequately Capitalized
Common Equity Tier 1 Risk-Based	6.5%	4.5%
Tier 1 Risk-Based	8.0	6.0
Total Risk-Based	10.0	8.0
Tier 1 Leverage (b)	5.0	4.0

(a)	A “well capitalized” institution also must not be subject to any written agreement, order, or directive to meet and maintain a specific capital level for any capital measure.
(b)	As a standardized approach banking organization, KeyBank is not subject to the 3% supplemental leverage ratio requirement, which becomes effective January 1, 2018.

As of March 31, 2016, KeyBank meets all “well capitalized” capital adequacy requirements under the Regulatory Capital Rules.

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

Because KeyCorp is a Modified LCR BHC under the Liquidity Coverage Rules, Key is required to maintain its ratio of high-quality liquid assets to its total net cash outflow amount, determined by prescribed assumptions in a standardized hypothetical stress scenario over a 30-calendar day period. Implementation for Modified LCR banking organizations, like Key, began on January 1, 2016, with a minimum requirement of 90% coverage, reaching 100% coverage by January 1, 2017. For the first quarter of 2016, our Modified LCR was above 100%. In the future, we may change the composition of our investment portfolio, increase the size of the overall investment portfolio, and modify product offerings to enhance or optimize our liquidity position.

KeyBank will not be subject to the LCR or the Modified LCR under the Liquidity Coverage Rules unless the OCC affirmatively determines that application to KeyBank is appropriate in light of KeyBank’s asset size, level of complexity, risk profile, scope of operations, affiliation with foreign or domestic covered entities, or risk to the financial system.

Net stable funding ratio

As previously disclosed in the “Supervision and Regulation” section of Item 1. Business of our 2015 Form 10-K under the heading “Basel III capital and liquidity frameworks,” the Basel Committee finalized the Basel III net stable funding ratio (“NSFR”) in October 2014. The Basel Committee published final Basel III NSFR disclosure standards in June 2015. In April and May 2016, the federal banking regulators issued an NPR proposing to implement the final Basel III NSFR and the final Basel III NSFR disclosure standards. The proposal would create a minimum NSFR for certain internationally active banking organizations (excluding KeyCorp) and a modified version of the NSFR for BHCs and other depository institution holding companies with over $50 billion in consolidated assets that are not internationally active (including KeyCorp). The proposal would also require quarterly quantitative and qualitative public disclosures regarding the NSFR. The proposed NSFR requirement would apply beginning on January 1, 2018. The comment period for the NPR expires on August 5, 2016.

Common equity surcharge

In July 2015, the Federal Reserve adopted a final rule to implement the common equity surcharge on U.S. global systemically important banks (“G-SIBs”). The final rule was effective December 1, 2015, although the surcharge, which will be added to the capital conservation buffer under the Regulatory Capital Rules, will be phased in during the January 1, 2016, through January 1, 2019, period. Notably, this final rule applies to advanced approaches banking organizations, not “standardized approach” banking organizations like Key.

Deposit insurance and assessments

In March 2015, the FDIC approved a final rule to impose a surcharge, as required by the Dodd-Frank Act, on the quarterly deposit insurance assessments of insured depository institutions having total consolidated assets of at least $10 billion (like KeyBank). The surcharge is 4.5 cents per $100 of the institution’s assessment base (after making certain adjustments). The final rule will become effective on July 1, 2016. If the DIF reserve ratio reaches 1.15% before that date, surcharges will begin July 1, 2016. If the reserve ratio has not reached 1.15% by that date, surcharges will begin the first quarter after the reserve ratio reaches 1.15%. The DIF reserve ratio was 1.11% at the end of 2015. Surcharges will continue through the quarter that the DIF reserve ratio reaches or exceeds 1.35%, but not later than December 31, 2018. If the reserve ratio does not reach 1.35% by December 31, 2018 (provided it is at least 1.15%), the FDIC will impose a shortfall assessment on March 31, 2019, on insured depository institutions with total consolidated assets of $10 billion or more (like KeyBank).

In February 2016, the FDIC issued an NPR proposing to impose recordkeeping requirements on insured depository institutions with two million or more deposit accounts (including KeyBank) in order to facilitate rapid payment of insured deposits to customers if the institutions were to fail. The proposal would require such insured depository institutions (i) to maintain complete and accurate data on each depositor’s ownership interest by right and capacity for all of the institution’s deposit accounts and (ii) to develop the capability to calculate the insured and uninsured amounts for each deposit owner within 24 hours of failure. The FDIC would conduct periodic testing of covered institutions’ compliance with these requirements and such institutions would be required to file a deposit insurance coverage summary report with the FDIC annually. Compliance would be required two years after the effective date of a final rule. The comment period for the NPR expires on May 26, 2016.

Single counterparty credit limits

In March 2016, the Federal Reserve issued an NPR proposing to establish single counterparty credit limits for BHCs with total consolidated assets of $50 billion or more. This proposal would implement a provision in the Dodd-Frank Act and replaces proposals on this subject issued by the Federal Reserve in 2011 and 2012. Under the proposal, a covered BHC (including KeyCorp) would not be allowed to have an aggregate net credit exposure to any unaffiliated counterparty that exceeds 25% of the consolidated capital stock and surplus of the covered BHC. G-SIBs and certain other large BHCs (excluding KeyCorp) would be subject to stricter limits under the proposal. A covered BHC such as KeyCorp would be required to comply with the proposed limits and quarterly reporting to show such compliance starting two years after the effective date of a final rule. The comment period for the NPR expires on June 3, 2016.

Highlights of Our Performance

Financial performance

For the first quarter of 2016, we announced net income from continuing operations attributable to Key common shareholders of $182 million, or $.22 per common share. Our first quarter of 2016 results compare to net income from continuing operations attributable to Key common shareholders of $222 million, or $.26 per common share, for the first quarter of 2015.

Our taxable-equivalent net interest income was $612 million for the first quarter of 2016, and the net interest margin was 2.89%. These results compare to taxable-equivalent net interest income of $577 million and a net interest margin of 2.91% for the first quarter of 2015. The $35 million increase in net interest income reflects higher earning asset balances and an increase in earning asset yields, largely the result of our loan portfolio re-pricing to the higher short-term interest rates that resulted from the Federal Reserve’s decision to raise the target range for the federal funds rate in mid-December of 2015. The net interest margin remained relatively stable, benefitting from higher earning asset yields, which were offset by higher levels of liquidity. For the full year of 2016, we expect low-to-mid-single-digit growth in net interest income compared to the prior year without the benefit of higher rates or mid-single-digit growth with the benefit of higher interest rates.

Our noninterest income was $431 million for the first quarter of 2016, compared to $437 million for the year-ago quarter. The decrease from the prior year was largely attributable to lower net gains from principal investing of $29 million, reflecting market weakness. This decline was offset by an increase in other income of $12 million primarily related to gains from certain real estate investments, along with continued growth in some of our core fee-based businesses, including corporate services and cards and payments. For the full year of 2016, we expect low-to-mid-single-digit growth in our noninterest income compared to the prior year.

Our noninterest expense was $703 million for the first quarter of 2016. Noninterest expense included $24 million of merger-related expense, primarily made up of $16 million in personnel expense related to technology development for systems conversions and fully dedicated personnel for acquisition and integration efforts. The remaining $8 million of merger-related expense was nonpersonnel expense, largely recognized in business services and professional fees. Excluding merger-related expense, noninterest expense was $10 million higher than the first quarter of 2015, primarily attributable to slight increases across various nonpersonnel areas. Personnel expenses, adjusting for merger-related expense, declined $1 million from the first quarter of 2015 due to lower employee benefits and severance expense offsetting higher salaries and performance-based compensation. For the full year of 2016, we expect noninterest expense excluding merger-related expense to be relatively stable with 2015.

Average loans were $60.2 billion for the first quarter of 2016, an increase of $2.6 billion compared to the first quarter of 2015. The loan growth occurred in the commercial, financial and agricultural portfolio, which increased $3.3 billion and was spread across our commercial lines of business. Consumer loans declined by $432 million mostly due to paydowns on our prime-based home equity lines of credit and continued run-off in our consumer exit portfolios. For the full year of 2016, we anticipate average loan growth in the mid-single-digit range.

Average deposits, excluding deposits in foreign office, totaled $71.6 billion for the first quarter of 2016, an increase of $2.8 billion compared to the year-ago quarter. Interest-bearing deposits increased $3.4 billion driven by a $2.8 billion increase in NOW and money market deposit accounts and a $727 million increase in certificates of deposit and other time deposits. The increase in NOW and money market deposit accounts reflects growth in the commercial mortgage servicing business and inflows from commercial and consumer clients. These increases were partially offset by a $689 million decline in noninterest-bearing deposits.

Asset quality measures in the first quarter of 2016 were impacted by credit migration, primarily in the oil and gas portfolio. Our provision for credit losses was $89 million for the first quarter of 2016, compared to $35 million for the year-ago quarter. Our ALLL was $826 million, or 1.37% of total period-end loans at March 31, 2016, compared to 1.37% at March 31, 2015. For the remainder of 2016, we expect our ALLL as a percentage of period-end loans to remain relatively stable with the first quarter of 2016.

Net loan charge-offs for the first quarter of 2016 totaled $46 million, or .31% of average total loans, compared to .20% for the same period last year. We expect net loan charge-offs to average total loans to continue to be below our targeted range of .40% to .60% for the remainder of 2016.

At March 31, 2016, our nonperforming loans totaled $676 million and represented 1.12% of period-end portfolio loans, compared to $437 million, or .75% of period-end portfolio loans, at March 31, 2015. Nonperforming assets at March 31, 2016, totaled $692 million and represented 1.14% of period-end portfolio loans and OREO and other nonperforming assets, compared to $457 million, or .79% of period-end portfolio loans, at March 31, 2015. Approximately 90% of the change in our nonperforming assets and nonperforming loans from one year ago was related to our oil and gas portfolio.

Our capital ratios remain strong. Our tangible common equity and Tier 1 risk-based capital ratios at March 31, 2016, are 9.97% and 11.38%, respectively, compared to 9.92% and 11.04%, respectively, at March 31, 2015. In addition, our Common Equity Tier 1 ratio is 11.07% at March 31, 2016, compared to 10.64% at March 31, 2015. We continue to return capital to our shareholders through our quarterly common share dividend. In the first quarter of 2016, we paid a cash dividend of $.075 per common share under our 2015 capital plan authorization.

Figure 6 shows our continuing and discontinued operating results for the current, past, and year-ago quarters. Our financial performance for each of the past five quarters is summarized in Figure 1.

Figure 6. Results of Operations

	Three months ended
in millions, except per share amounts	3-31-16	12-31-15	3-31-15
Summary of operations
Income (loss) from continuing operations attributable to Key	$187	$230	$228
Income (loss) from discontinued operations, net of taxes (a)	1	(4)	5

Net income (loss) attributable to Key	$188	$226	$233

Income (loss) from continuing operations attributable to Key	$187	$230	$228
Less: Dividends on Series A Preferred Stock	5	6	6

Income (loss) from continuing operations attributable to Key common shareholders	182	224	222
Income (loss) from discontinued operations, net of taxes (a)	1	(4)	5

Net income (loss) attributable to Key common shareholders	$183	$220	$227

Per common share — assuming dilution
Income (loss) from continuing operations attributable to Key common shareholders	$.22	$.27	$.26
Income (loss) from discontinued operations, net of taxes (a)	—	(.01)	.01

Net income (loss) attributable to Key common shareholders (b)	$.22	$.26	$.26

(a)	In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. As a result of this decision, we have accounted for this business as a discontinued operation. For further discussion regarding the income (loss) from discontinued operations, see Note 11 (“Acquisitions and Discontinued Operations”).
(b)	EPS may not foot due to rounding.

Figure 7 presents certain non-GAAP financial measures related to “tangible common equity,” “return on tangible common equity,” “Common Equity Tier 1,” “pre-provision net revenue,” certain financial measures excluding merger-related expense, and “cash efficiency ratio.”

The tangible common equity ratio and the return on tangible common equity ratio have been a focus for some investors, and management believes these ratios may assist investors in analyzing Key’s capital position without regard to the effects of intangible assets and preferred stock. Traditionally, the banking regulators have assessed bank and BHC capital adequacy based on both the amount and the composition of capital, the calculation of which is prescribed in federal banking regulations. The Federal Reserve focuses its assessment of capital adequacy on a component of Tier 1 capital known as Common Equity Tier 1. Because the Federal Reserve has long indicated that voting common shareholders’ equity (essentially Tier 1 risk-based capital less preferred stock and noncontrolling interests in subsidiaries) generally should be the dominant element in Tier 1 risk-based capital, this focus on Common Equity Tier 1 is consistent with existing capital adequacy categories. The Regulatory Capital Rules, described in more detail under the section “Supervision and regulation” in Item 2 of this report, also make Common Equity Tier 1 a priority. The Regulatory Capital Rules change the regulatory capital standards that apply to BHCs by, among other changes, phasing out the treatment of trust preferred securities and cumulative preferred securities as Tier 1 eligible capital. Starting in 2016, our trust preferred securities are only included in Tier 2 capital. Since analysts and banking regulators may assess our capital adequacy using tangible common equity and Common Equity Tier 1, we believe it is useful to enable investors to assess our capital adequacy on these same bases. Figure 7 also reconciles the GAAP performance measures to the corresponding non-GAAP measures.

Figure 7 also shows the computation for and reconciliation of pre-provision net revenue, which is not formally defined by GAAP. We believe that eliminating the effects of the provision for credit losses makes it easier to analyze our results by presenting them on a more comparable basis.

On October 30, 2015, we announced that we had entered into a definitive agreement and plan of merger to acquire First Niagara. As a result of this pending transaction, we’ve recognized merger-related expense. Figure 7 shows the computation of noninterest expense excluding merger-related expense and return on average assets from continuing operations excluding merger-related expense. We believe that eliminating the effects of the merger-related expense makes it easier to analyze our results by presenting them on a more comparable basis.

The cash efficiency ratio is a ratio of two non-GAAP performance measures. Accordingly, there is no directly comparable GAAP performance measure. The cash efficiency ratio excludes the impact of our intangible asset amortization from the calculation. We also disclosed the cash efficiency ratio excluding merger-related expense. We believe these ratios provide greater consistency and comparability between our results and those of our peer banks. Additionally, these ratios are used by analysts and investors as they develop earnings forecasts and peer bank analysis.

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Although these non-GAAP financial measures are frequently used by investors to evaluate a company, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP.

Figure 7. GAAP to Non-GAAP Reconciliations

	Three months ended
dollars in millions	3-31-16	12-31-15	9-30-15	6-30-15	3-31-15
Tangible common equity to tangible assets at period end
Key shareholders’ equity (GAAP)	$11,066	$10,746	$10,705	$10,590	$10,603
Less: Intangible assets (a)	1,077	1,080	1,084	1,085	1,088
Series A Preferred Stock (b)	281	281	281	281	281

Tangible common equity (non-GAAP)	$9,708	$9,385	$9,340	$9,224	$9,234

Total assets (GAAP)	$98,402	$95,131	$95,420	$94,604	$94,204
Less: Intangible assets (a)	1,077	1,080	1,084	1,085	1,088

Tangible assets (non-GAAP)	$97,325	$94,051	$94,336	$93,519	$93,116

Tangible common equity to tangible assets ratio (non-GAAP)	9.97%	9.98%	9.90%	9.86%	9.92%

Common Equity Tier 1 at period end
Key shareholders’ equity (GAAP)	$11,066	$10,746	$10,705	10,590	10,603
Less: Series A Preferred Stock (b)	281	281	281	281	281

Common Equity Tier 1 capital before adjustments and deductions	10,785	10,465	10,424	10,309	10,322
Less: Goodwill, net of deferred taxes	1,033	1,034	1,036	1,034	1,036
Intangible assets, net of deferred taxes	35	26	29	33	36
Deferred tax assets	1	1	1	1	1
Net unrealized gains (losses) on available-for-sale securities, net of deferred taxes	70	(58)	54	—	52
Accumulated gains (losses) on cash flow hedges, net of deferred taxes	46	(20)	21	(20)	(8)
Amounts in AOCI attributed to pension and postretirement benefit costs, net of deferred taxes	(365)	(365)	(385)	(361)	(364)

Total Common Equity Tier 1 capital	$9,965	$9,847	$9,668	9,622	9,569

Net risk-weighted assets (regulatory)	$90,014	$89,980	$92,307	89,851	89,967

Common Equity Tier 1 ratio (non-GAAP)	11.07%	10.94%	10.47%	10.71%	10.64%

Average tangible common equity
Average Key shareholders’ equity (GAAP)	$10,953	$10,731	$10,614	$10,590	$10,570
Less: Intangible assets (average) (c)	1,079	1,082	1,083	1,086	1,089
Series A Preferred Stock (average)	290	290	290	290	290

Average tangible common equity (non-GAAP)	$9,584	$9,359	$9,241	$9,214	$9,191

Return on average tangible common equity from continuing operations
Net income (loss) from continuing operations attributable to Key common shareholders (GAAP)	$182	$224	$216	$230	$222
Average tangible common equity (non-GAAP)	9,584	9,359	9,241	9,214	9,191

Return on average tangible common equity from continuing operations (non-GAAP)	7.64%	9.50%	9.27%	10.01%	9.80%

Return on average tangible common equity consolidated
Net income (loss) attributable to Key common shareholders (GAAP)	$183	$220	$213	$233	$227
Average tangible common equity (non-GAAP)	9,584	9,359	9,241	9,214	9,191

Return on average tangible common equity consolidated (non-GAAP)	7.68%	9.33%	9.14%	10.14%	10.02%

Pre-provision net revenue
Net interest income (GAAP)	$604	$602	$591	$584	$571
Plus: Taxable-equivalent adjustment	8	8	7	7	6
Noninterest income	431	485	470	488	437
Less: Noninterest expense	703	736	724	711	669

Pre-provision net revenue from continuing operations (non-GAAP)	$340	$359	$344	$368	$345

Noninterest expense excluding merger-related expense
Noninterest expense (GAAP)	$703	$736	$724	$711	$669
Less: Merger-related expense	24	6	—	—	—

Noninterest expense excluding merger-related expense (non-GAAP)	$679	$730	$7244	711	$669

Cash efficiency ratio
Noninterest expense (GAAP)	$703	$736	$724	$711	$669
Less: Intangible asset amortization	8	9	9	9	9

Adjusted noninterest expense (non-GAAP)	$695	$727	$715	$702	$660
Less: Merger-related expense	24	6	—	—	—

Adjusted noninterest expense excluding merger-related expense (non-GAAP)	$671	$721	$715	$702	$660

Net interest income (GAAP)	$604	$602	$591	$584	$571
Plus: Taxable-equivalent adjustment	8	8	7	7	6
Noninterest income (GAAP)	431	485	470	488	437

Total taxable-equivalent revenue (non-GAAP)	$1,043	$1,095	$1,068	$1,079	$1,014

Cash efficiency ratio (non-GAAP)	66.6%	66.4%	66.9%	65.1%	65.1%

Cash efficiency ratio excluding merger-related expense (non-GAAP)	64.3%	65.8%	66.9%	65.1%	65.1%

Return on average total assets from continuing operations excluding merger-related expense
Income from continuing operations attributable to Key (GAAP)	$187	$230	$222	$235	$228
Add: Merger-related expense, after tax	15	4	—	—	—

Income from continuing operations attributable to Key excluding merger-related expense, after tax (non-GAAP)	$202	$234	$222	$235	$228

Average total assets from continuing operations (GAAP)	$94,477	$94,117	$92,649	$91,658	$89,627

Return on average total assets from continuing operations excluding merger-related expense (non-GAAP)	.86%	.99%	.95%	1.03%	1.03%

(a)	For the three months ended March 31, 2016, December 31, 2015, September 30, 2015, June 30, 2015, and March 31, 2015, intangible assets exclude $40 million, $45 million, $50 million, $55 million, and $61 million, respectively, of period-end purchased credit card receivables.

(b)	Net of capital surplus.

(c)	For the three months ended March 31, 2016, December 31, 2015, September 30, 2015, June 30, 2015, and March 31, 2015, average intangible assets exclude $42 million, $47 million, $52 million, $58 million, and $64 million, respectively, of average purchased credit card receivables.

Figure 7. GAAP to Non-GAAP Reconciliations, continued

dollars in millions	Three months ended 3-31-16
Common Equity Tier 1 under the Regulatory Capital Rules (estimates)
Common Equity Tier 1 under current Regulatory Capital Rules	$9,965
Adjustments from current Regulatory Capital Rules to the fully phased-in Regulatory Capital Rules:
Deferred tax assets and other intangible assets (d)	(24)

Common Equity Tier 1 anticipated under the fully phased-in Regulatory Capital Rules (e)	$9,941

Net risk-weighted assets under current Regulatory Capital Rules	$90,014
Adjustments from current Regulatory Capital Rules to the fully phased-in Regulatory Capital Rules:
Mortgage servicing assets (f)	476
Volcker Funds	(290)
All other assets	10

Total risk-weighted assets anticipated under the fully phased-in Regulatory Capital Rules (e)	$90,210

Common Equity Tier 1 ratio under the fully phased-in Regulatory Capital Rules (e)	11.02%

(d)	Includes the deferred tax assets subject to future taxable income for realization, primarily tax credit carryforwards, as well as intangible assets (other than goodwill and mortgage servicing assets) subject to the transition provisions of the final rule.
(e)	The anticipated amount of regulatory capital and risk-weighted assets is based upon the federal banking agencies’ Regulatory Capital Rules (as fully phased-in on January 1, 2019); we are subject to the Regulatory Capital Rules under the “standardized approach.”
(f)	Item is included in the 10%/15% exceptions bucket calculation and is risk-weighted at 250%.

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

Taxable-equivalent net interest income was $612 million for the first quarter of 2016, and the net interest margin was 2.89%. These results compare to taxable-equivalent net interest income of $577 million and a net interest margin of 2.91% for the first quarter of 2015. The increase in net interest income reflects higher earning asset balances and an increase in earning asset yields, largely the result of our loan portfolio re-pricing to the higher short-term interest rates that resulted from the Federal Reserve’s decision to raise the target range for the federal funds rate in mid-December of 2015. The net interest margin remained relatively stable, benefitting from higher earning asset yields, which were offset by higher levels of liquidity.

Average loans were $60.2 billion for the first quarter of 2016, an increase of $2.6 billion compared to the first quarter of 2015. The loan growth occurred primarily in the commercial, financial and agricultural portfolio, which increased $3.3 billion and was spread across our commercial lines of business. Consumer loans declined $432 million mostly due to paydowns on our prime-based home equity lines of credit and continued run-off in our consumer exit portfolios.

Average deposits, excluding deposits in foreign office, totaled $71.6 billion for the first quarter of 2016, an increase of $2.8 billion compared to the year-ago quarter. Interest-bearing deposits increased $3.4 billion driven by a $2.8 billion increase in NOW and money market deposit accounts and a $727 million increase in certificates of deposit and other time deposits. The increase in NOW and money market deposit accounts reflects growth in the commercial mortgage servicing business and inflows from commercial and consumer clients, partially offset by lower public deposits. These increases in interest-bearing deposits were partially offset by a $689 million decline in noninterest-bearing deposits.

Figure 8. Consolidated Average Balance Sheets, Net Interest Income and Yields/Rates From Continuing Operations

	First Quarter 2016			Fourth Quarter 2015
dollars in millions	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)
ASSETS
Loans (b), (c)
Commercial, financial and agricultural (d)	$31,590	$263	3.35%	$30,884	$253	3.25%
Real estate — commercial mortgage	8,138	77	3.78	8,019	75	3.70
Real estate — construction	1,016	10	4.11	1,067	10	3.65
Commercial lease financing	3,957	36	3.65	3,910	36	3.68

Total commercial loans	44,701	386	3.47	43,880	374	3.38
Real estate — residential mortgage	2,236	24	4.18	2,252	24	4.18
Home equity loans	10,240	103	4.06	10,418	105	3.97
Consumer direct loans	1,593	26	6.53	1,605	26	6.50
Credit cards	784	21	10.72	780	21	10.66
Consumer indirect loans	602	10	6.44	641	10	6.45

Total consumer loans	15,455	184	4.76	15,696	186	4.69

Total loans	60,156	570	3.80	59,576	560	3.72
Loans held for sale	826	8	4.02	841	8	4.13
Securities available for sale (b), (e)	14,207	75	2.12	14,168	76	2.13
Held-to-maturity securities (b)	4,817	24	2.01	4,908	24	1.99
Trading account assets	817	7	3.50	822	6	3.31
Short-term investments	3,432	4	.46	3,483	3	.28
Other investments (e)	647	3	1.73	674	4	2.71

Total earning assets	84,902	691	3.27	84,472	681	3.21
Allowance for loan and lease losses	(803)			(790)
Accrued income and other assets	10,378			10,435
Discontinued assets	1,804			1,947

Total assets	$96,281			$96,064

LIABILITIES
NOW and money market deposit accounts	$37,708	15	.16	$37,640	14	.15
Savings deposits	2,349	—	.02	2,338	—	.02
Certificates of deposit ($100,000 or more) (f)	2,761	10	1.37	2,150	7	1.31
Other time deposits	3,200	6	.79	3,047	5	.72
Deposits in foreign office	—	—	—	354	—	.24

Total interest-bearing deposits	46,018	31	.27	45,529	26	.24
Federal funds purchased and securities sold under repurchase agreements	437	—	.07	392	—	.02
Bank notes and other short-term borrowings	591	2	1.63	556	3	1.65
Long-term debt (f), (g)	8,566	46	2.19	8,316	42	2.05

Total interest-bearing liabilities	55,612	79	.57	54,793	71	.52
Noninterest-bearing deposits	25,580			26,292
Accrued expense and other liabilities	2,322			2,289
Discontinued liabilities(g)	1,804			1,947

Total liabilities	85,318			85,321
EQUITY
Key shareholders’ equity	10,953			10,731
Noncontrolling interests	10			12

Total equity	10,963			10,743

Total liabilities and equity	$96,281			$96,064

Interest rate spread (TE)			2.70%			2.69%

Net interest income (TE) and net interest margin (TE)		612	2.89%		610	2.87%

TE adjustment (b)		8			8

Net interest income, GAAP basis		$604			$602

(a)	Results are from continuing operations. Interest excludes the interest associated with the liabilities referred to in (g) below, calculated using a matched funds transfer pricing methodology.
(b)	Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.
(c)	For purposes of these computations, nonaccrual loans are included in average loan balances.
(d)	Commercial, financial and agricultural average balances include $85 million, $87 million, $88 million, $88 million, and $87 million of assets from commercial credit cards for the three months ended March 31, 2016, December 31, 2015, September 30, 2015, June 30, 2015, and March 31, 2015, respectively.

Figure 8. Consolidated Average Balance Sheets, Net Interest Income and Yields/Rates From Continuing Operations

Third Quarter 2015			Second Quarter 2015			First Quarter 2015
Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)
$30,374	$244	3.19%	$29,017	$233	3.23%	$28,321	$223	3.18%
7,988	73	3.65	7,981	74	3.70	8,095	73	3.67
1,164	11	3.78	1,199	11	3.60	1,139	11	3.90
3,946	35	3.57	3,981	36	3.58	4,070	36	3.57

43,472	363	3.32	42,178	354	3.36	41,625	343	3.33
2,258	24	4.19	2,237	23	4.22	2,229	24	4.26
10,510	105	3.96	10,510	104	3.98	10,576	104	3.99
1,597	26	6.53	1,571	26	6.52	1,546	25	6.63
759	21	10.74	737	19	10.57	732	20	11.01
685	11	6.47	745	12	6.38	804	13	6.41

15,809	187	4.69	15,800	184	4.69	15,887	186	4.73

59,281	550	3.69	57,978	538	3.72	57,512	529	3.72
939	10	3.96	1,263	12	3.91	795	7	3.33
14,247	74	2.11	13,360	73	2.17	13,087	70	2.17
4,923	24	1.95	4,965	24	1.91	4,947	24	1.93
699	5	2.50	805	5	2.55	717	5	2.80
2,257	1	.26	3,228	2	.26	2,399	2	.27
696	4	2.52	713	5	2.48	742	5	2.79

83,042	668	3.21	82,312	659	3.21	80,199	642	3.23
(790)			(793)			(793)
10,397			10,139			10,221
2,118			2,194			2,271

$94,767			$93,852			$91,898

$36,289	15	.16	$36,122	14	.16	$34,952	13	.15
2,371	—	.02	2,393	—	.02	2,385	—	.02
1,985	6	1.27	2,010	6	1.25	2,017	7	1.30
3,064	6	.70	3,136	5	.70	3,217	6	.72
492	—	.23	583	1	.23	529	—	.22

44,201	27	.24	44,244	26	.24	43,100	26	.24
859	—	.08	557	—	.02	720	—	.03
567	2	1.51	657	2	1.39	506	2	1.56
7,893	41	2.20	6,967	40	2.30	6,124	37	2.52

53,520	70	.53	52,425	68	.52	50,450	65	.52
26,268			26,594			26,269
2,236			2,039			2,327
2,118			2,194			2,271

84,142			83,252			81,317
10,614			10,590			10,570
11			10			11

10,625			10,600			10,581

$94,767			$93,852			$91,898

		2.68%			2.69%			2.71%

	598	2.87%		591	2.88%		577	2.91%

	7			7			6

	$591			$584			$571

(e)	Yield is calculated on the basis of amortized cost.
(f)	Rate calculation excludes basis adjustments related to fair value hedges.
(g)	A portion of long-term debt and the related interest expense is allocated to discontinued liabilities as a result of applying our matched funds transfer pricing methodology to discontinued operations.

Figure 9 shows how the changes in yields or rates and average balances from the prior year period affected net interest income. The section entitled “Financial Condition” contains additional discussion about changes in earning assets and funding sources.

Figure 9. Components of Net Interest Income Changes from Continuing Operations

	From three months ended March 31, 2015 to three months ended March 31, 2016
in millions	Average Volume	Yield/ Rate	Net Change (a)
INTEREST INCOME
Loans	$25	$16	$41
Loans held for sale	—	1	1
Securities available for sale	6	(1)	5
Held-to-maturity securities	(1)	1	—
Trading account assets	1	1	2
Short-term investments	1	1	2
Other investments	(1)	(1)	(2)

Total interest income (TE)	31	18	49

INTEREST EXPENSE
NOW and money market deposit accounts	1	1	2
Certificates of deposit ($100,000 or more)	3	—	3

Total interest-bearing deposits	4	1	5
Long-term debt	13	(4)	9

Total interest expense	17	(3)	14

Net interest income (TE)	$14	$21	$35

(a)	The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.

Noninterest income

As shown in Figure 10, noninterest income was $431 million for the first quarter of 2016, compared to $437 million for the year-ago quarter, a decrease of $6 million, or 1.4%. The decrease from the prior year was largely attributable to lower net gains from principal investing of $29 million, reflecting market weakness. This decline was offset by an increase in other income of $12 million primarily related to gains from certain real estate investments, along with continued growth in some of our core fee-based businesses, including corporate services and cards and payments.

Figure 10. Noninterest Income

	Three months ended March 31,		Change
dollars in millions	2016	2015	Amount	Percent
Trust and investment services income	$109	$109	—	—
Investment banking and debt placement fees	71	68	$3	4.4%
Service charges on deposit accounts	65	61	4	6.6
Operating lease income and other leasing gains	17	19	(2)	(10.5)
Corporate services income	50	43	7	16.3
Cards and payments income	46	42	4	9.5
Corporate-owned life insurance income	28	31	(3)	(9.7)
Consumer mortgage income	2	3	(1)	(33.3)
Mortgage servicing fees	12	13	(1)	(7.7)
Net gains (losses) from principal investing	—	29	(29)	N/M
Other income (a)	31	19	12	63.2

Total noninterest income	$431	$437	$(6)	(1.4)%

(a)	Included in this line item is our “Dealer trading and derivatives income (loss).” Additional detail is provided in Figure 11.

Figure 11. Dealer Trading and Derivatives Income (Loss)

	Three months ended March 31,		Change
dollars in millions	2016	2015	Amount	Percent
Dealer trading and derivatives income (loss), proprietary (a), (b)	$(1)	$(1)	—	N/M
Dealer trading and derivatives income (loss), nonproprietary (b)	9	3	$6	200.0%

Total dealer trading and derivatives income (loss)	$8	$2	$6	300.0

(a)	For the quarter ended March 31, 2016, income of $2 million related to fixed income, foreign exchange, interest rates, and commodity derivative trading was offset by losses related to equity securities trading and credit portfolio management activities. For the quarter ended March 31, 2015, income of $1 million related to foreign exchange, interest rate, fixed income, and commodity derivative trading was offset by losses related to equity securities trading and credit portfolio management activities.
(b)	The allocation between proprietary and nonproprietary is made based upon whether the trade is conducted for the benefit of Key or Key’s clients rather than based upon rulemaking under the Volcker Rule. Prohibitions and restrictions on proprietary trading activities imposed by the Volcker Rule became effective April 1, 2014. For more information, see the discussion under the heading “Other Regulatory Developments under the Dodd-Frank Act – ‘Volcker Rule’” in the section entitled “Supervision and Regulation” in Item 1 of our 2015 Form 10-K.

The following discussion explains the composition of certain elements of our noninterest income and the factors that caused those elements to change.

Trust and investment services income

Trust and investment services income is one of our largest sources of noninterest income and consists of brokerage commissions, trust and asset management commissions, and insurance income. The assets under management that primarily generate these revenues are shown in Figure 12. For the three months ended March 31, 2016, trust and investment services income was flat compared to the same period one year ago. Compared to the year-ago quarter, insurance income increased, offset by decreases in trust and asset management and brokerage commissions.

A significant portion of our trust and investment services income depends on the value and mix of assets under management. At March 31, 2016, our bank, trust, and registered investment advisory subsidiaries had assets under management of $34.1 billion, compared to $39.3 billion at March 31, 2015. The decreases in the equity, securities lending, and fixed income portfolios, as shown in Figure 12, were primarily attributable to client attrition and market declines. These declines were partially offset by an increase in the money market portfolio.

Figure 12. Assets Under Management

	2016	2015
in millions	First	Fourth	Third	Second	First
Assets under management by investment type:
Equity	$20,210	$20,199	$19,728	$21,226	$21,681
Securities lending	1,147	1,215	2,872	4,438	4,625
Fixed income	9,789	9,705	9,823	9,899	10,127
Money market	2,961	2,864	2,735	2,836	2,848

Total	$34,107	$33,983	$35,158	$38,399	$39,281

Investment banking and debt placement fees

Investment banking and debt placement fees consist of syndication fees, debt and equity financing fees, financial advisor fees, gains on sales of commercial mortgages, and agency origination fees. For the first quarter of 2016, investment banking and debt placement fees increased $3 million, or 4.4%, from the prior year. This increase was primarily driven by higher loan syndication and merger and acquisition fees.

Service charges on deposit accounts

Service charges on deposit accounts increased $4 million, or 6.6%, from one year ago primarily due to higher account analysis fees.

Operating lease income and other leasing gains

Operating lease income and other leasing gains decreased $2 million, or 10.5%, for the first quarter of 2016 compared to the same period one year ago. This decline was primarily due to lower gains realized on the sale of returned leased equipment. The expense related to the rental of leased equipment is presented in Figure 13 as “operating lease expense.”

Corporate services income

Corporate services income increased $7 million, or 16.3%, from one year ago driven by higher non-yield loan fees, dealer trading and derivatives income, and foreign exchange trading income.

Cards and payments income

Cards and payments income, which consists of debit card, consumer and commercial credit card, and merchant services income, increased $4 million, or 9.5%, from the year-ago quarter. This increase was due to higher purchase card, credit card, and ATM debit card fees driven by increased volume.

Consumer mortgage income

Consumer mortgage income decreased $1 million, or 33.3%, from one year ago primarily due to lower gains on consumer mortgage loans sold.

Mortgage servicing fees

Mortgage servicing fees decreased $1 million, or 7.7%, from one year ago due to lower levels of miscellaneous mortgage banking fees.

Other income

Other income, which consists primarily of gains on sales of loans held for sale, other service charges, and certain dealer trading income, increased $12 million, or 63.2%, from the year-ago quarter primarily due to gains from certain real estate investments.

Noninterest expense

As shown in Figure 13, noninterest expense was $703 million for the first quarter of 2016, compared to $669 million for the year-ago quarter, representing an increase of $34 million, or 5.1%. Noninterest expense included $24 million of merger-related expense comprising $16 million in personnel expense related to technology development for systems conversions and fully dedicated personnel for acquisition and integration efforts. The remaining $8 million of merger-related expense was nonpersonnel expense, largely recognized in business services and professional fees.

Excluding merger-related expense, noninterest expense was $10 million higher than the first quarter of 2015, primarily attributable to slight increases across various nonpersonnel areas.

Figure 13. Noninterest Expense

	Three months ended March 31,		Change
dollars in millions	2016	2015	Amount	Percent
Personnel(a)	$404	$389	$15	3.9%
Net occupancy	61	65	(4)	(6.2)
Computer processing	43	38	5	13.2
Business services and professional fees	41	33	8	24.2
Equipment	21	22	(1)	(4.5)
Operating lease expense	13	11	2	18.2
Marketing	12	8	4	50.0
FDIC assessment	9	8	1	12.5
Intangible asset amortization	8	9	(1)	(11.1)
OREO expense, net	1	2	(1)	(50.0)
Other expense	90	84	6	7.1

Total noninterest expense	$703	$669	34	5.1%

Merger-related expense	24	—	24	N/M

Total noninterest expense excluding merger-related expense(b)	$679	$669	10	1.5

Average full-time equivalent employees(c)	13,403	13,591	(188)	(1.4)%

(a)	Additional detail provided in table below.
(b)	Non-GAAP measure. See Figure 7 entitled “GAAP to Non-GAAP Reconciliations.”
(c)	The number of average full-time equivalent employees has not been adjusted for discontinued operations.

Personnel

As shown in Figure 14, personnel expense, the largest category of our noninterest expense, increased by $15 million, or 3.9%, for the first quarter of 2016 compared to the year-ago quarter. Personnel expense included $16 million of merger-related expense related to technology development for system conversions and fully dedicated personnel for acquisition and integration efforts. Personnel expense, adjusting for merger-related expense, declined $1 million from the first quarter of 2015 due to lower employee benefits and severance expenses offsetting higher salaries and performance-based compensation.

Figure 14. Personnel Expense

	Three months ended March 31,		Change
dollars in millions	2016	2015	Amount	Percent
Salaries and contract labor	$244	$228	$16	7.0%
Incentive and stock-based compensation	89	83	6	7.2
Employee benefits	68	72	(4)	(5.6)
Severance	3	6	(3)	(50.0)

Total personnel expense	$404	$389	$15	3.9%

Net occupancy

Net occupancy expense decreased $4 million, or 6.2%, for the first quarter of 2016 compared to the same period one year ago primarily due to lower rental expenses.

Operating lease expense

Operating lease expense increased $2 million, or 18.2%, from the year-ago quarter due to increased depreciation expense on operating lease equipment. Income related to the rental of leased equipment is presented in Figure 10 as “operating lease income and other leasing gains.”

Other expense

Other expense comprises various miscellaneous expense items. The $6 million, or 7.1%, increase in the current quarter compared to the year-ago quarter reflects fluctuations in several miscellaneous line items.

Income taxes

We recorded tax expense from continuing operations of $56 million for the first quarter of 2016 and $74 million for the first quarter of 2015.

Our federal tax expense (benefit) differs from the amount that would be calculated using the federal statutory tax rate, primarily because we generate income from investments in tax-advantaged assets, such as corporate-owned life insurance, and credits associated with renewable energy and low-income housing investments.

Additional information pertaining to how our tax expense (benefit) and the resulting effective tax rates were derived is included in Note 12 (“Income Taxes”) beginning on page 184 of our 2015 Form 10-K.

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

Figure 15 summarizes the contribution made by each major business segment to our “taxable-equivalent revenue from continuing operations” and “income (loss) from continuing operations attributable to Key” for the three-month periods ended March 31, 2016, and March 31, 2015.

Figure 15. Major Business Segments - Taxable-Equivalent (TE) Revenue from Continuing Operations and Income (Loss) from Continuing Operations Attributable to Key

	Three months ended March 31,		Change
dollars in millions	2016	2015	Amount	Percent
REVENUE FROM CONTINUING OPERATIONS (TE)
Key Community Bank	$595	$549	$46	8.4%
Key Corporate Bank	426	402	24	6.0
Other Segments	21	66	(45)	(68.2)

Total Segments	1,042	1,017	25	2.5
Reconciling Items	1	(3)	4	N/M

Total	$1,043	$1,014	$29	2.9%

INCOME (LOSS) FROM CONTINUING OPERATIONS ATTRIBUTABLE TO KEY
Key Community Bank	$74	$51	$23	45.1%
Key Corporate Bank	118	127	(9)	(7.1)
Other Segments	14	43	(29)	(67.4)

Total Segments	206	221	(15)	(6.8)
Reconciling Items	(19)	7	(26)	N/M

Total	$187	$228	$(41)	(18.0)%

Key Community Bank summary of operations

•	Positive operating leverage from prior year

•	Net income increased to $74 million, 45.1% growth from prior year

•	Commercial, financial and agricultural loan growth of $529 million, or 4.3% from prior year

•	Average deposits up $2.4 billion, or 4.7% from the prior year

As shown in Figure 16, Key Community Bank recorded net income attributable to Key of $74 million for the first quarter of 2016, compared to net income attributable to Key of $51 million for the year-ago quarter.

Taxable-equivalent net interest income increased by $41 million, or 11.5%, from the first quarter of 2015 due to favorable deposit rates and volume with increases in average deposits of $2.4 billion, or 4.7%, from one year ago, as well as growth in average loans and leases of $127 million, or .4%. Commercial, financial and agricultural loans grew by $529 million, or 4.3%, from the prior year.

Noninterest income increased $5 million, or 2.6%, from the year-ago quarter. Core fee-based businesses continue to show positive trends, as cards and payments income increased $5 million and service charges on deposit accounts increased $3 million. These increases were partially offset by market weakness affecting Key’s Private Bank as well as lower foreign exchange revenue.

The provision for credit losses increased by $12 million, or 40%, from the first quarter of 2015, primarily due to credit migration reflecting current market conditions, along with additional reserves for continued growth. Additionally, net loan charge-offs decreased $5 million from the same period one year ago.

Noninterest expense decreased by $2 million, or .5%, from the year-ago quarter, driven by a decrease in personnel costs related to lower salary and employee benefits expenses.

Figure 16. Key Community Bank

	Three months ended
	March 31,		Change
dollars in millions	2016	2015	Amount	Percent
SUMMARY OF OPERATIONS
Net interest income (TE)	$399	$358	$41	11.5%
Noninterest income	196	191	5	2.6

Total revenue (TE)	595	549	46	8.4
Provision for credit losses	42	30	12	40.0
Noninterest expense	436	438	(2)	(.5)

Income (loss) before income taxes (TE)	117	81	36	44.4
Allocated income taxes (benefit) and TE adjustments	43	30	13	43.3

Net income (loss) attributable to Key	$74	$51	$23	45.1%

AVERAGE BALANCES
Loans and leases	$30,789	$30,662	$127	.4%
Total assets	32,856	32,768	88	.3
Deposits	52,803	50,415	2,388	4.7

Assets under management at period end	$34,107	$39,281	$(5,174)	(13.2)%

ADDITIONAL KEY COMMUNITY BANK DATA

	Three months ended
	March 31,		Change
dollars in millions	2016	2015	Amount	Percent
NONINTEREST INCOME
Trust and investment services income	$73	$74	$(1)	(1.4)%
Services charges on deposit accounts	54	51	3	5.9
Cards and payments income	43	38	5	13.2
Other noninterest income	26	28	(2)	(7.1)

Total noninterest income	$196	$191	$5	2.6%

AVERAGE DEPOSITS OUTSTANDING
NOW and money market deposit accounts	$29,432	$27,873	$1,559	5.6%
Savings deposits	2,340	2,377	(37)	(1.6)
Certificates of deposits ($100,000 or more)	2,120	1,558	562	36.1
Other time deposits	3,197	3,211	(14)	(.4)
Deposits in foreign office	—	333	(333)	N/M
Noninterest-bearing deposits	15,714	15,063	651	4.3

Total deposits	$52,803	$50,415	$2,388	4.7%

HOME EQUITY LOANS
Average balance	$10,037	$10,316
Weighted-average loan-to-value ratio (at date of origination)	71%	71%
Percent first lien positions	61	60

OTHER DATA
Branches	961	992
Automated teller machines	1,249	1,287

Key Corporate Bank summary of operations

•	Average loan and lease balances up 12.1% from the prior year
•	Revenue up 6.0% from the prior year
•	Noninterest income up 10.6% from the prior year

As shown in Figure 17, Key Corporate Bank recorded net income attributable to Key of $118 million for the first quarter of 2016, compared to $127 million for the same period one year ago.

Taxable-equivalent net interest income increased by $4 million, or 1.9%, compared to the first quarter of 2015. Average loan and lease balances increased $3 billion, or 12.1%, from the year-ago quarter, primarily driven by growth in commercial, financial and agricultural loans. This growth in loan and lease balances drove an increase of $5 million in earning asset spread. Average deposit balances decreased $495 million, or 2.7%, from the year-ago quarter, driven by lower public deposits. Although deposit balances decreased, there was a higher mix of transactional deposit balances that drove an increase of $2 million in deposit and borrowing spread. The earning asset and deposit and borrowing spread increases were partially offset by slight decreases across various other items.

Noninterest income was up $20 million, or 10.6%, from the prior year. Other noninterest income increased $13 million from the year-ago quarter mostly due to gains from certain real estate investments. Corporate services income was up $6 million due to growth in commitment fees, derivatives, and foreign exchange. Investment banking and debt placement fees increased by $2 million due to higher loan syndication and merger and acquisition fees. Partially offsetting these increases were slight declines in operating lease income and other leasing gains and cards and payments income of $1 million each.

The provision for credit losses increased $37 million, or 616.7%, compared to the first quarter of 2015 due to $22 million of higher net loan charge-offs and credit migration in the oil and gas portfolio.

Noninterest expense increased by $18 million, or 8.2%, from the first quarter of 2015. Increased personnel costs and higher operating leases expenses were the primary drivers.

Figure 17. Key Corporate Bank

	Three months ended
	March 31,		Change
dollars in millions	2016	2015	Amount	Percent
SUMMARY OF OPERATIONS
Net interest income (TE)	$218	$214	$4	1.9%
Noninterest income	208	188	20	10.6

Total revenue (TE)	426	402	24	6.0
Provision for credit losses	43	6	37	616.7
Noninterest expense	237	219	18	8.2

Income (loss) before income taxes (TE)	146	177	(31)	(17.5)
Allocated income taxes and TE adjustments	28	49	(21)	(42.9)

Net income (loss)	118	128	(10)	(7.8)
Less: Net income (loss) attributable to noncontrolling interests	—	1	(1)	N/M

Net income (loss) attributable to Key	$118	$127	$(9)	(7.1)%

AVERAGE BALANCES
Loans and leases	$27,722	$24,722	$3,000	12.1%
Loans held for sale	811	775	36	4.6
Total assets	33,413	30,240	3,173	10.5
Deposits	18,074	18,569	(495)	(2.7)

ADDITIONAL KEY CORPORATE BANK DATA

	Three months ended
	March 31,		Change
dollars in millions	2016	2015	Amount	Percent
NONINTEREST INCOME
Trust and investment services income	$36	$35	$1	2.9%
Investment banking and debt placement fees	70	68	2	2.9
Operating lease income and other leasing gains	13	14	(1)	(7.1)
Corporate services income	38	32	6	18.8
Service charges on deposit accounts	11	10	1	10.0
Cards and payments income	3	4	(1)	(25.0)

Payments and services income	52	46	6	13.0
Mortgage servicing fees	12	13	(1)	(7.7)
Other noninterest income	25	12	13	108.3

Total noninterest income	$208	$188	$20	10.6%

Other Segments

Other Segments consists of Corporate Treasury, Key’s Principal Investing unit, and various exit portfolios. Other Segments generated net income attributable to Key of $14 million for the first quarter of 2016, compared to $43 million for the same period last year. This decline was largely attributable to lower net gains from principal investing of $29 million.

Financial Condition

Loans and loans held for sale

At March 31, 2016, total loans outstanding from continuing operations were $60.4 billion, compared to $59.9 billion at December 31, 2015, and $58 billion at March 31, 2015. The increase in our outstanding loans from continuing operations over the past twelve months results primarily from increased lending activity in our commercial, financial and agricultural portfolio. Loans related to the discontinued operations of the education lending business, which are excluded from total loans at March 31, 2016, December 31, 2015, and March 31, 2015, totaled $1.8 billion, $1.8 billion, and $2.2 billion, respectively. For more information on balance sheet carrying value, see Note 1 (“Summary of Significant Accounting Policies”) under the headings “Loans” and “Loans Held for Sale” on page 121 of our 2015 Form 10-K.

Commercial loan portfolio

Commercial loans outstanding were $45.1 billion at March 31, 2016, an increase of $3 billion, or 7%, compared to March 31, 2015.

Figure 18 provides our commercial loan portfolios by industry classification at March 31, 2016, December 31, 2015, and March 31, 2015.

Figure 18. Commercial Loans by Industry

	Commercial,
March 31, 2016	financial and	Commercial	Commercial	Total commercial	Percent of
dollars in millions	agricultural	real estate	lease financing	loans	total
Industry classification:
Agricultural	$682	$151	$141	$974	2.2%
Automotive	1,768	394	28	2,190	4.8
Business products	1,130	121	34	1,285	2.8
Business services	2,369	112	284	2,765	6.1
Commercial real estate	3,930	5,436	2	9,368	20.8
Construction materials and contractors	836	144	66	1,046	2.3
Consumer discretionary	2,594	348	257	3,199	7.1
Consumer services	1,654	384	74	2,112	4.7
Equipment	1,289	69	60	1,418	3.1
Financial	3,129	68	259	3,456	7.7
Healthcare	2,948	1,487	470	4,905	10.9
Materials manufacturing and mining	2,226	165	184	2,575	5.7
Media	328	28	77	433	1.0
Oil and gas	1,180	55	63	1,298	2.9
Public exposure	1,515	146	828	2,489	5.5
Technology	372	4	22	398	.9
Transportation	797	86	832	1,715	3.8
Utilities	2,799	5	253	3,057	6.8
Other	430	2	—	432	.9

Total	$31,976	$9,205	$3,934	$45,115	100.0%

	Commercial,
December 31, 2015	financial and	Commercial	Commercial	Total commercial	Percent of
dollars in millions	agricultural	real estate	lease financing	loans	total
Industry classification:
Agricultural	$745	$147	$143	$1,035	2.3%
Automotive	1,736	387	31	2,154	4.9
Business products	1,093	115	40	1,248	2.8
Business services	2,222	116	293	2,631	5.9
Commercial real estate	3,906	5,387	2	9,295	21.0
Construction materials and contractors	750	141	67	958	2.2
Consumer discretionary	2,521	347	270	3,138	7.1
Consumer services	1,683	452	73	2,208	5.0
Equipment	1,170	79	50	1,299	2.9
Financial	3,347	68	270	3,685	8.3
Healthcare	3,089	1,281	493	4,863	11.0
Materials manufacturing and mining	2,074	164	183	2,421	5.5
Media	349	22	88	459	1.0
Oil and gas	1,080	52	67	1,199	2.7
Public exposure	1,477	148	856	2,481	5.6
Technology	354	5	22	381	.9
Transportation	806	90	836	1,732	3.9
Utilities	2,482	5	236	2,723	6.2
Other	356	6	—	362	.8

Total	$31,240	$9,012	$4,020	$44,272	100.0%

	Commercial,
March 31, 2015	financial and	Commercial	Commercial	Total commercial	Percent of
dollars in millions	agricultural	real estate	lease financing	loans	total
Industry classification:
Agricultural	$653	$135	$115	$903	2.1%
Automotive	1,712	407	47	2,166	5.1
Business products	1,177	126	25	1,328	3.2
Business services	2,016	128	285	2,429	5.8
Commercial real estate	3,262	5,425	3	8,690	20.6
Construction materials and contractors	748	179	68	995	2.4
Consumer discretionary	2,397	339	269	3,005	7.1
Consumer services	1,430	500	86	2,016	4.8
Equipment	1,207	82	72	1,361	3.2
Financial	2,850	66	272	3,188	7.6
Healthcare	2,477	1,390	531	4,398	10.4
Materials manufacturing and mining	2,239	159	156	2,554	6.1
Media	344	11	116	471	1.1
Oil and gas	1,079	52	48	1,179	2.8
Public exposure	1,290	187	834	2,311	5.5
Technology	292	5	37	334	.8
Transportation	851	102	857	1,810	4.3
Utilities	2,011	6	236	2,253	5.3
Other	748	5	7	760	1.8

Total	$28,783	$9,304	$4,064	$42,151	100.0%

Commercial, financial and agricultural. Our commercial, financial and agricultural loans, also referred to as “commercial and industrial,” represented 53% of our total loan portfolio at March 31, 2016, 52% at December 31, 2015, and 50% at March 31, 2015, and is the largest component of our total loans. These loans are originated by both Key Corporate Bank and Key Community Bank and consist of fixed and variable rate loans to our large, middle market, and small business clients.

Commercial, financial and agricultural loans increased $3.2 billion, or 11.1%, from the same period last year, with Key Corporate Bank increasing $3.2 billion, Key Community Bank up $390 million, and Other Segments decreasing $360 million. We have experienced growth in new high credit quality loan commitments and utilization with clients in our middle market segment and Institutional and Capital Markets business. Our two largest industry classifications—commercial real estate and financial—increased by 20.5% and 9.8%, respectively, when compared to one year ago. The commercial real estate and financial industries represented approximately 12% and 10%, respectively, of the total commercial, financial and agricultural loan portfolio at March 31, 2016, and approximately 11% and 10%, respectively, at March 31, 2015. In addition, utilities and healthcare, which each represented approximately 9% of the commercial, financial and agricultural loan portfolio at March 31, 2016, increased 39% and 19%, respectively, from one year ago. Utilities were higher due to alternative energy project financings, which predominantly rely directly or indirectly on the creditworthiness of public utilities. Healthcare grew due to a focus on more institutional-scale sponsor/owners of skilled nursing and assisted living facilities.

Our oil and gas loan portfolio focuses on lending to middle market companies and represents approximately 2% of total loans outstanding at March 31, 2016. Our oil and gas portfolio represented $1.2 billion of outstanding commercial, financial and agricultural loans at March 31, 2016. In addition, the commercial real estate and commercial lease financing loan portfolios also include $55 million and $63 million, respectively, of outstanding oil and gas loans at March 31, 2016. We have nearly 15 years of experience in energy lending with over 20 specialists dedicated to this sector, focusing on middle market companies, which is aligned with our relationship strategy.

The upstream segment, comprising oil and gas exploration and production, represents approximately 57% of our exposure, is primarily secured by oil and gas reserves, subject to a borrowing base, and regularly stress-tested. The midstream segment, comprising mostly distribution companies, has lower exposure to commodity risk. Oil field services exposure is minimal and concentrated in very few borrowers. This mix was essentially unchanged from the prior year. Our total commitments in the energy sector were approximately $3.1 billion at March 31, 2016, slightly lower than the prior year.

Commercial real estate loans. Our commercial real estate lending business is conducted through two primary sources: our 12-state banking franchise, and KeyBank Real Estate Capital, a national line of business that cultivates relationships with owners of commercial real estate located both within and beyond the branch system. This line of business deals primarily with nonowner-occupied properties (generally properties for which at least 50% of the debt service is provided by rental income from nonaffiliated third parties) and accounted for approximately 69% of our average year-to-date commercial real estate loans, compared to 67% one year ago. KeyBank Real Estate Capital generally focuses on larger owners and operators of commercial real estate.

Commercial real estate loans totaled $9.2 billion at March 31, 2016, and $9.3 billion at March 31, 2015, and represented 15% and 16% of our total loan portfolio at March 31, 2016, and March 31, 2015, respectively. These loans, which include both owner- and nonowner-occupied properties, represented 20% and 22% of our commercial loan portfolio at March 31, 2016, and March 31, 2015, respectively. We continue to de-risk the portfolio by changing our focus from developers to owners of completed and stabilized commercial real estate.

Figure 19 includes commercial mortgage and construction loans in both Key Community Bank and Key Corporate Bank. As shown in Figure 19, this loan portfolio is diversified by both property type and geographic location of the underlying collateral.

As presented in Figure 19, at March 31, 2016, our commercial real estate portfolio included mortgage loans of $8.4 billion and construction loans of $841 million, representing 14% and 1%, respectively, of our total loans. At March 31, 2016, nonowner-occupied loans represented 11% of our total loans and owner-occupied loans represented 4% of our total loans. The average size of mortgage loans originated during the first quarter of 2016 was $9.3 million, and our largest mortgage loan at March 31, 2016, had a balance of $109.5 million. At March 31, 2016, our average construction loan commitment was $8 million, our largest construction loan commitment was $52.5 million, and our largest construction loan amount outstanding was $40.7 million.

Also shown in Figure 19, 73% of our commercial real estate loans at March 31, 2016, were for nonowner-occupied properties compared to 72% at March 31, 2015. Approximately 11% of these loans were construction loans at March 31, 2016, compared to 15% at March 31, 2015. Typically, these properties are not fully leased at the origination of the loan. The borrower relies upon additional leasing through the life of the loan to provide the cash flow necessary to support debt service payments. A significant decline in economic growth, and in turn rental rates and occupancy, would adversely affect our portfolio of construction loans.

Figure 19. Commercial Real Estate Loans

	Geographic Region								Percent of		Commercial
dollars in millions	West	Southwest	Central	Midwest	Southeast	Northeast	National	Total	Total	Construction	Mortgage
March 31, 2016
Nonowner-occupied:
Retail properties	$157	$59	$73	$143	$220	$84	$177	$913	9.9%	$65	$848
Multifamily properties	362	188	538	576	988	140	228	3,020	32.8	480	2,540
Health facilities	261	—	161	120	481	244	16	1,283	13.9	96	1,187
Office buildings	103	7	170	98	102	53	3	536	5.8	28	508
Warehouses	113	8	46	96	52	77	167	559	6.1	46	513
Manufacturing facilities	6	—	2	12	16	20	13	69	.8	—	69
Hotels/Motels	14	—	13	6	—	6	—	39	.4	2	37
Residential properties	1	—	45	2	—	7	—	55	.6	21	34
Land and development	8	—	—	1	9	4	—	22	.2	15	7
Other	38	12	4	20	33	94	54	255	2.8	10	245

Total nonowner-occupied	1,063	274	1,052	1,074	1,901	729	658	6,751	73.3	763	5,988
Owner-occupied	920	3	352	603	12	564	—	2,454	26.7	78	2,376

Total	$1,983	$277	$1,404	$1,677	$1,913	$1,293	$658	$9,205	100.0%	$841	$8,364

December 31, 2015
Total	$2,163	$277	$1,309	$1,671	$1,721	$1,282	$589	$9,012		$1,053	$7,959

March 31, 2015
Total	$2,534	$277	$1,359	$1,638	$1,411	$1,365	$720	$9,304		$1,142	$8,162

March 31, 2016
Nonowner-occupied:
Nonperforming loans	—	—	$7	$5	—	$2	—	$14	N/M	$7	$7
Accruing loans past due 90 days or more	—	—	2	5	—	1	—	8	N/M	—	8
Accruing loans past due 30 through 89 days	$—	—	10	1	—	—	—	11	N/M	9	2

West –	Alaska, California, Hawaii, Idaho, Montana, Oregon, Washington, and Wyoming
Southwest –	Arizona, Nevada, and New Mexico
Central –	Arkansas, Colorado, Oklahoma, Texas, and Utah
Midwest –	Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, and Wisconsin
Southeast –	Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, Washington D.C., and West Virginia
Northeast –	Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, and Vermont
National –	Accounts in three or more regions

During the first three months of 2016, nonperforming loans related to nonowner-occupied properties decreased by $2 million from December 31, 2015, to $14 million at March 31, 2016, and decreased by $3 million when compared to March 31, 2015. Our nonowner-occupied commercial real estate portfolio has increased by 1.3%, or approximately $84 million, since March 31, 2015, as many of our clients have taken advantage of opportunities to permanently refinance their loans at historically low interest rates.

Commercial lease financing. We conduct commercial lease financing arrangements through our KEF line of business and have both the scale and array of products to compete in the equipment lease financing business. Commercial lease financing receivables represented 9% of commercial loans at March 31, 2016, and 10% at March 31, 2015.

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

If loan terms are extended at less than normal market rates for similar lending arrangements, our Asset Recovery Group is consulted to help determine if any concession granted would result in designation as a TDR. Transfer to our Asset Recovery Group is considered for any commercial loan determined to be a TDR. During the first three months of 2016, we had $7 million of new restructured commercial loans compared to no new restructured commercial loans during the first three months of 2015.

For more information on concession types for our commercial accruing and nonaccruing TDRs, see Note 4 (“Asset Quality”).

Figure 20. Commercial TDRs by Accrual Status

	March 31,	December 31,	September 30,	June 30,	March 31,
in millions	2016	2015	2015	2015	2015
Commercial TDRs by Accrual Status
Nonaccruing	$50	$52	$57	$66	$35
Accruing	2	2	4	4	4

Total Commercial TDRs	$52	$54	$61	$70	$39

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

All loans processed as TDRs, including A notes and any non-charged-off B notes, are reported as TDRs during the calendar year in which the restructure took place. At March 31, 2016, we had $49 million and $3 million of A note and B note commercial TDRs, respectively.

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

Mortgage and construction loans with a loan-to-value ratio greater than 1.0 are accounted for as performing loans. These loans were not considered impaired due to one or more of the following factors: (i) underlying cash flow adequate to service the debt at a market rate of return with adequate amortization; (ii) a satisfactory borrower payment history; and (iii) acceptable guarantor support. As of March 31, 2016, we did not have any mortgage and construction loans that had a loan-to-value ratio greater than 1.0.

Consumer loan portfolio

Consumer loans outstanding decreased by $479 million, or 3%, from one year ago. The home equity portfolio is the largest segment of our consumer loan portfolio. Approximately 98% of this portfolio at March 31, 2016, was originated from our Key Community Bank within our 12-state footprint. The remainder of the portfolio, which has been in an exit mode since the fourth quarter of 2007, was originated from the Consumer Finance line of business and is now included in Other Segments. Home equity loans in Key Community Bank decreased by $316 million, or 3.1%, over the past twelve months.

As shown in Figure 16, we held the first lien position for approximately 61% of the Key Community Bank home equity portfolio at March 31, 2016, and 60% at March 31, 2015. For consumer loans with real estate collateral, we track borrower performance monthly. Regardless of the lien position, credit metrics are refreshed quarterly, including recent Fair Isaac Corporation scores as well as original and updated loan-to-value ratios. This information is used in establishing the ALLL. Our methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” beginning on page 122 of our 2015 Form 10-K.

Regulatory guidance issued in January 2012 addressed specific risks and required actions within home equity portfolios associated with second lien loans. At March 31, 2016, 39% of our home equity portfolio was secured by second lien mortgages. On at least a quarterly basis, we continue to monitor the risk characteristics of these loans when determining whether our loss estimation methods are appropriate.

Figure 21 summarizes our home equity loan portfolio at the end of each of the last five quarters, as well as certain asset quality statistics and yields on the portfolio as a whole.

Figure 21. Home Equity Loans

	2016	2015
dollars in millions	First	Fourth	Third	Second	First
Home Equity Loans	$10,149	$10,335	$10,504	$10,532	$10,523

Nonperforming loans at period end	$191	$190	$181	$184	$191
Net loan charge-offs for the period	7	5	3	8	5
Yield for the period	4.06%	3.97%	3.96%	3.98%	3.99%

Loans held for sale

As shown in Note 3 (“Loans and Loans Held for Sale”), our loans held for sale increased to $684 million at March 31, 2016, from $639 million at December 31, 2015, and decreased from $1.6 billion at March 31, 2015.

At March 31, 2016, loans held for sale included $103 million of commercial, financial and agricultural loans, which decreased $80 million from March 31, 2015, $562 million of commercial mortgage loans, which decreased $846 million from March 31, 2015, $19 million of residential mortgage loans, which decreased $25 million from March 31, 2015, and no commercial lease financing loans, which decreased $14 million from March 31, 2015.

Loan sales

As shown in Figure 22, during the first three months of 2016, we sold $925 million of commercial real estate loans, $89 million of residential real estate loans, $88 million of commercial lease financing loans, and $46 million of commercial loans. Most of these sales came from the held-for-sale portfolio; however, $40 million of these loan sales related to the held-to-maturity portfolio.

Loan sales classified as held for sale generated net gains of $2 million in the first three months of 2016 and are included in “investment banking and debt placement fees” and “other income” on the income statement.

Among the factors that we consider in determining which loans to sell are:

•	our business strategy for particular lending areas;

•	whether particular lending businesses meet established performance standards or fit with our relationship banking strategy;

•	our A/LM needs;

•	the cost of alternative funding sources;

•	the level of credit risk;

•	capital requirements; and

•	market conditions and pricing.

Figure 22 summarizes our loan sales for the first three months of 2016 and all of 2015.

Figure 22. Loans Sold (Including Loans Held for Sale)

			Commercial
		Commercial	Lease	Residential
in millions	Commercial	Real Estate	Financing	Real Estate	Total
2016
First quarter	$46	$925	$88	$89	$1,148

Total	$46	$925	$88	$89	$1,148

2015
Fourth quarter	$86	$1,570	$204	$104	$1,964
Third quarter	150	1,246	100	142	1,638
Second quarter	41	2,210	48	188	2,487
First quarter	58	1,010	63	120	1,251

Total	$335	$6,036	$415	$554	$7,340

Figure 23 shows loans that are either administered or serviced by us, but not recorded on the balance sheet, and includes loans that were sold.

Figure 23. Loans Administered or Serviced

	March 31,	December 31,	September 30,	June 30,	March 31,
in millions	2016	2015	2015	2015	2015
Commercial real estate loans	$214,756	$211,274	$206,893	$203,315	$201,397
Education loans	1,280	1,339	1,398	1,459	1,521
Commercial lease financing	891	932	779	709	701
Commercial loans	347	335	340	337	347

Total	$217,274	$213,880	$209,410	$205,820	$203,966

In the event of default by a borrower, we are subject to recourse with respect to approximately $1.8 billion of the $217 billion of loans administered or serviced at March 31, 2016. Additional information about this recourse arrangement is included in Note 15 (“Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with FNMA.”

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

Securities

Our securities portfolio totaled $19.3 billion at March 31, 2016, compared to $19.1 billion at December 31, 2015, and $18.1 billion at March 31, 2015. Available-for-sale securities were $14.3 billion at March 31, 2016, compared to $14.2 billion at December 31, 2015, and $13.1 billion at March 31, 2015. Held-to-maturity securities were $5 billion at March 31, 2016, compared to $4.9 billion at December 31, 2015, and $5 billion at March 31, 2015.

As shown in Figure 24, all of our mortgage-backed securities, which include both securities available for sale and held-to-maturity securities, are issued by government-sponsored enterprises or GNMA and traded in liquid secondary markets. These securities are recorded on the balance sheet at fair value for the available-for-sale portfolio and at cost for the held-to-maturity portfolio. For more information about these securities, see Note 5 (“Fair Value Measurements”) under the heading “Qualitative Disclosures of Valuation Techniques,” and Note 6 (“Securities”).

Figure 24. Mortgage-Backed Securities by Issuer

	March 31,	December 31,	March 31,
in millions	2016	2015	2015
FHLMC	$4,189	$4,349	$5,352
FNMA	5,049	4,511	4,761
GNMA	10,041	10,152	7,935

Total (a)	$19,279	$19,012	$18,048

(a)	Includes securities held in the available-for-sale and held-to-maturity portfolios.

Securities available for sale

The majority of our securities available-for-sale portfolio consists of Federal Agency CMOs and mortgage-backed securities. CMOs are debt securities secured by a pool of mortgages or mortgage-backed securities. These mortgage securities generate interest income, serve as collateral to support certain pledging agreements, and provide liquidity value under regulatory requirements. At March 31, 2016, we had $14.3 billion invested in CMOs and other mortgage-backed securities in the available-for-sale portfolio, compared to $14.2 billion at December 31, 2015, and $13.1 billion at March 31, 2015.

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

Throughout 2015 and the first quarter of 2016, our investing activities continued to complement other balance sheet developments and provide for our ongoing liquidity management needs. Our actions to not reinvest the monthly security cash flows at various times during this time period served to provide the liquidity necessary to address our funding requirements. These funding requirements included ongoing loan growth and occasional debt maturities. At other times, we may make additional investments that go beyond the replacement of maturities or mortgage security cash flows as our liquidity position and/or interest rate risk management strategies may require. Lastly, our focus on investing in high quality liquid assets, including GNMA-related securities, is related to liquidity management strategies to satisfy regulatory requirements.

Figure 25 shows the composition, yields, and remaining maturities of our securities available for sale. For more information about these securities, including gross unrealized gains and losses by type of security and securities pledged, see Note 6.

Figure 25. Securities Available for Sale

			Other
	States and	Collateralized	Mortgage-				Weighted-
	Political	Mortgage	Backed	Other			Average
dollars in millions	Subdivisions	Obligations (a)	Securities (a)	Securities (b)	Total		Yield (c)
March 31, 2016
Remaining maturity:
One year or less	$2	$281	$2	—	$285		2.98%
After one through five years	11	11,881	1,445	$13	13,350		2.11
After five through ten years	—	—	660	7	667		2.15
After ten years	—	—	2	—	2		5.45

Fair value	$13	$12,162	$2,109	$20	$14,304		—
Amortized cost	12	12,071	2,087	21	14,191		2.13%
Weighted-average yield (c)	6.21%	2.11%	2.25%	—	2.13	%(d)	—
Weighted-average maturity	2.8 years	3.6 years	4.4 years	4.2 years	3.7 years		—

December 31, 2015
Fair value	$14	$11,995	$2,189	$20	$14,218		—
Amortized cost	14	12,082	2,193	21	14,310		2.14%

March 31, 2015
Fair value	$22	$11,163	$1,902	$33	$13,120		—
Amortized cost	21	11,116	1,870	30	13,037		2.14%

(a)	Maturity is based upon expected average lives rather than contractual terms.
(b)	Includes primarily marketable equity securities.
(c)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.
(d)	Excludes $20 million of securities at March 31, 2016, that have no stated yield.

Held-to-maturity securities

Federal Agency CMOs and mortgage-backed securities constitute essentially all of our held-to-maturity securities. The remaining balance comprises foreign bonds and capital securities. Figure 26 shows the composition, yields, and remaining maturities of these securities.

Figure 26. Held-to-Maturity Securities

	Collateralized	Other					Weighted-
	Mortgage	Mortgage-backed	Other				Average
dollars in millions	Obligations	Securities	Securities		Total		Yield(a)
March 31, 2016
Remaining maturity:
One year or less	$29	—	$9		$38		2.18%
After one through five years	4,209	—	13		4,222		1.91
After five through ten years	—	$591	—		591		2.70
After ten years	—	152	—		152		2.84

Amortized cost	$4,238	$743	$22		$5,003		2.04%
Fair value	4,254	755	22		5,031		—
Weighted-average yield	1.92%	2.73%	2.54	%(b)	2.04	%(b)	—
Weighted-average maturity	3.2 years	8.2 years	1.9 years		3.9 years		—

December 31, 2015
Amortized cost	$4,174	$703	$20		$4,897		2.01%
Fair value	4,129	699	20		4,848		—

March 31, 2015
Amortized cost	$4,749	$234	$22		$5,005		1.92%
Fair value	4,745	236	22		5,003		—

(a)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.
(b)	Excludes $5 million of securities at March 31, 2016, that have no stated yield.

Other investments

Principal investments — investments in equity and debt instruments made by our Principal Investing unit — represented 45%, 46%, and 51% of other investments at March 31, 2016, December 31, 2015, and March 31, 2015, respectively. They include direct investments (investments made in a particular company) as well as indirect investments (investments made through funds that include other investors). Principal investments are predominantly made in privately held companies and are carried at fair value. The fair value of the direct investments was $61 million at March 31, 2016, $69 million at December 31, 2015, and $74 million at March 31, 2015, while the fair value of the indirect investments was $229 million at March 31, 2016, $235 million at December 31, 2015, and $301 million at March 31, 2015. Under the requirements of the Volcker Rule, we will be required to dispose of some or all of our indirect principal investments. The Federal Reserve extended the conformance period to July 21, 2016, for all banking entities with respect to covered funds. The Federal Reserve also indicated its intent to exercise the authority granted by Section 13 of the Bank Holding Company Act to grant the final one-year extension until July 21, 2017. If this authority is not exercised by the Federal Reserve, Key is permitted to file for an additional extension of up to five years for illiquid funds, to retain the indirect investments for a longer period of time. We plan to apply for the extension and hold the investments. As of March 31, 2016, one of our indirect investments was identified for sale. Additional information about this investment is provided in the “Principal investments” section of Note 5 (“Fair Value Measurements”). For more information about the Volcker Rule, see the discussion in Item 1 under the heading “Other Regulatory Developments under the Dodd-Frank Act – ‘Volcker Rule’” in the section entitled “Supervision and Regulation” beginning on page 17 of our 2015 Form 10-K.

In addition to principal investments, “other investments” include other equity and mezzanine instruments, such as certain real-estate-related investments and an indirect ownership interest in a partnership, that are carried at fair value, as well as other types of investments that generally are carried at cost. The real-estate-related investments were valued at $8 million at March 31, 2016 and December 31, 2015, and $9 million at March 31, 2015. The indirect investment in a partnership was valued at $4 million at March 31, 2015. Under the requirements of the Volcker Rule, we were required to dispose of this investment, which was redeemed prior to December 31, 2015. Additional information pertaining to the equity investment is included in the “Assets and Liabilities Measured at Fair Value on a Recurring Basis” section of Note 5.

Most of our other investments are not traded on an active market. We determine the fair value at which these investments should be recorded based on the nature of the specific investment and all available relevant information. This review may encompass such factors as the issuer’s past financial performance and future potential, the values of public companies in comparable businesses, the risks associated with the particular business or investment type, current market conditions, the nature and duration of resale restrictions, the issuer’s payment history, our knowledge of the industry, third-party data, and other relevant factors. During the first three months of 2016, net losses from our principal investing activities (including results attributable to noncontrolling interests) totaled less than $1 million, which includes $17 million of net unrealized losses. These net losses are recorded as “net gains (losses) from principal investing” on the income statement. Additional information regarding these investments is provided in Note 5.

Deposits and other sources of funds

Domestic deposits are our primary source of funding. The composition of our average deposits is shown in Figure 8 in the section entitled “Net interest income.” During the first quarter of 2016, average domestic deposits were $71.6 billion and represented 84% of the funds we used to support loans and other earning assets, compared to $68.8 billion and 86% during the first quarter of 2015. Interest-bearing deposits increased $3.4 billion driven by a $2.8 billion increase in NOW and money market deposit accounts and a $727 million increase in certificates of deposit and other time deposits. The increase in NOW and money market deposit accounts reflects growth in the commercial mortgage servicing business and inflows from commercial and consumer clients. These increases were partially offset by a $689 million decline in noninterest-bearing deposits.

Wholesale funds, consisting of deposits in our foreign office and short-term borrowings, averaged $1 billion during the first quarter of 2016, compared to $1.8 billion during the first quarter of 2015. The change from the first quarter of 2015 was caused by declines of $529 million in foreign office deposits and $283 million in federal funds purchased and securities sold under repurchase agreements, partially offset by an increase of $85 million in bank notes and other short-term borrowings.

Capital

At March 31, 2016, our shareholders’ equity was $11.1 billion, up $320 million from December 31, 2015. The following sections discuss certain factors that contributed to this change. For other factors that contributed to the change, see the Consolidated Statements of Changes in Equity (Unaudited).

CCAR and capital actions

As part of its ongoing supervisory process, the Federal Reserve requires BHCs like KeyCorp to submit an annual comprehensive capital plan and to update that plan to reflect material changes in the BHC’s risk profile, business strategies, or corporate structure, including but not limited to changes in planned capital actions. The 2015 capital plan, which is effective through the second quarter of 2016, includes a common share repurchase program of up to $725 million, which includes repurchases to offset issuances of common shares under our employee compensation plans. Common share repurchases under the 2015 capital plan began in the second quarter of 2015 and were suspended in the fourth quarter of 2015 due to our pending acquisition of First Niagara. In April 2016, we submitted to the Federal Reserve and provided to the OCC our 2016 capital plan under the annual CCAR process. Share repurchases were included in the 2016 CCAR capital plan submission.

Dividends

Consistent with the 2015 capital plan, we made a dividend payment of $.075 per share, or $63 million, on our common shares during the first quarter of 2016.

We also made quarterly dividend payments of $1.9375 per share, or $5.6 million, on our Series A Preferred Stock during the first quarter of 2016.

As previously reported and consistent with our 2015 capital plan, an additional planned increase in our quarterly common share dividend, up to $.085 per share, will be considered by the Board in May of 2016 for the fifth quarter of the 2015 capital plan. Other changes to future dividends may be evaluated by the Board based upon our earnings, financial condition, and other factors, including regulatory review. Further information regarding the capital planning process and CCAR is included under the heading “Regulatory capital and liquidity” in the “Supervision and Regulation” section beginning on page 10 of our 2015 Form 10-K.

Common shares outstanding

Our common shares are traded on the NYSE under the symbol KEY with 26,814 holders of record at March 31, 2016. Our book value per common share was $12.79 based on 842.3 million shares outstanding at March 31, 2016, compared to $12.51 per common share based on 835.8 million shares outstanding at December 31, 2015, and $12.12 per common share based on 850.9 million shares outstanding at March 31, 2015. At March 31, 2016, our tangible book value per common share was $11.52, compared to $11.22 per common share at December 31, 2015, and $10.84 per common share at March 31, 2015.

Figure 27 shows activities that caused the change in outstanding common shares over the past five quarters.

Figure 27. Changes in Common Shares Outstanding

	2016	2015
in thousands	First	Fourth	Third	Second	First

Shares outstanding at beginning of period	835,751	835,285	843,608	850,920	859,403
Common shares repurchased	—	—	(8,386)	(8,794)	(14,087)
Shares reissued (returned) under employee benefit plans	6,539	466	63	1,482	5,571
Series A Preferred Stock exchanged for common shares	—	—	—	—	33

Shares outstanding at end of period	842,290	835,751	835,285	843,608	850,920

As shown above, common shares outstanding increased by 6.5 million shares during the first quarter of 2016 due to the net activity in our employee benefit plans.

At March 31, 2016, we had 174.7 million treasury shares, compared to 181.2 million treasury shares at December 31, 2015, and 166 million treasury shares at March 31, 2015. Going forward we expect to reissue treasury shares as needed in connection with stock-based compensation awards and for other corporate purposes.

Information on repurchases of common shares by KeyCorp is included in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this report.

Capital adequacy

Capital adequacy is an important indicator of financial stability and performance. All of our capital ratios remained in excess of regulatory requirements at March 31, 2016. Our capital and liquidity levels are intended to position us to weather an adverse credit cycle while continuing to serve our clients’ needs, as well as to meet the Regulatory Capital Rules described in the “Supervision and regulation” section of Item 2 of this report. Our shareholders’ equity to assets ratio was 11.25% at March 31, 2016, compared to 11.30% at December 31, 2015, and 11.26% at March 31, 2015. Our tangible common equity to tangible assets ratio was 9.97% at March 31, 2016, compared to 9.98% at December 31, 2015, and 9.92% at March 31, 2015.

Federal banking regulators have promulgated minimum risk-based capital and leverage ratio requirements for BHCs like KeyCorp and their banking subsidiaries like KeyBank. As of January 1, 2016, Key and KeyBank (consolidated) were each required to maintain a minimum Tier 1 risk-based capital ratio of 6.0%, a total risk-based capital ratio of 8.0%, and a Tier 1 leverage ratio of 4.0%. At March 31, 2016, our Tier 1 risk-based capital ratio, total risk-based capital ratio, and Tier 1 leverage ratio were 11.38%, 13.12%, and 10.73%, respectively, compared to 11.35%, 12.97%, and 10.72%, respectively, at December 31, 2015, and 11.04%, 12.79% and 10.91%, respectively, at March 31, 2015. In addition, as of January 1, 2016, Key and KeyBank (consolidated) were each required to maintain a minimum Common Equity Tier 1 capital ratio of 4.5%. At March 31, 2016, our Common Equity Tier 1 capital ratio was 11.07%.

The adoption of the Regulatory Capital Rules changes the regulatory capital standards that apply to BHCs by phasing out the treatment of capital securities and cumulative preferred securities as eligible Tier 1 capital. The phase-out period, which began January 1, 2015, for standardized approach banking organizations such as KeyCorp, resulted in our trust preferred securities issued by the KeyCorp capital trusts being treated only as Tier 2 capital starting in 2016. The new minimum capital and leverage ratios under the Regulatory Capital Rules together with the estimated ratios of Key at March 31, 2016, calculated on a fully phased-in basis, are set forth under the heading “New minimum capital and leverage ratio requirements” in the “Supervision and regulation” section in Item 2 of this report.

As previously indicated in the “Supervision and Regulation” section of Item 1 of our 2015 Form 10-K under the heading “Revised prompt corrective action capital category ratios,” the prompt corrective action capital category regulations do not apply to BHCs. If, however, these regulations did apply to BHCs, we believe KeyCorp would qualify for the “well capitalized” capital category at March 31, 2016. The threshold ratios for a “well capitalized” and an “adequately capitalized” institution under the Regulatory Capital Rules are described in the “Supervision and Regulation” section of Item 1 of this report under the heading “Revised prompt corrective action capital category ratios.” Since the regulatory capital categories under these regulations serve a limited supervisory function, investors should not use them as a representation of the overall financial condition or prospects of KeyCorp. A discussion of the regulatory capital standards and other related capital adequacy regulatory standards is included in the section “Regulatory capital and liquidity” in “Supervision and Regulation” under Item 1 of our 2015 Form 10-K.

Traditionally, the banking regulators have assessed bank and BHC capital adequacy based on both the amount and composition of capital, the calculation of which is prescribed in federal banking regulations. The capital modifications mandated by the Regulatory Capital Rules, which became effective on January 1, 2015, for Key, require higher and better-quality capital and introduced a new capital measure, “Common Equity Tier 1.” Common Equity Tier 1 is not formally defined by GAAP and is considered to be a non-GAAP financial measure. Figure 7 in the “Highlights of Our Performance” section reconciles Key shareholders’ equity, the GAAP performance measure, to Common Equity Tier 1, the corresponding non-GAAP measure. Our Common Equity Tier 1 ratio was 11.07% at March 31, 2016.

At March 31, 2016, for Key’s consolidated operations, we had a federal net deferred tax asset of $111 million and a state deferred tax asset of $15 million, compared to a federal net deferred tax asset of $105 million and a state deferred tax asset of $14 million at March 31, 2015. We had a valuation allowance against the gross deferred tax assets associated with certain state net operating loss carryforwards and state credit carryforwards of less than $1 million at March 31, 2016, and March 31, 2015. Starting with the implementation of the Regulatory Capital Rules on January 1, 2015, deferred tax assets that arise from net operating loss and tax credit carryforwards are deductible from Common Equity Tier 1 on a phase-in basis. As of March 31, 2016, this balance was approximately $1 million.

Figure 28 represents the details of our regulatory capital position at March 31, 2016, December 31, 2015, and March 31, 2015, under the Regulatory Capital Rules.

Figure 28. Capital Components and Risk-Weighted Assets (Regulatory Capital Rules)

dollars in millions		March 31, 2016	December 31, 2015	March 31, 2015
COMMON EQUITY TIER 1
Key shareholders’ equity (GAAP)		$11,066	$10,746	$10,603
Less:	Series A Preferred Stock (a)	281	281	281

	Common Equity Tier 1 capital before adjustments and deductions	10,785	10,465	10,322

Less:	Goodwill, net of deferred taxes	1,033	1,034	1,036
	Intangible assets, net of deferred taxes	35	26	36
	Deferred tax assets	1	1	1
	Net unrealized gains (losses) on available-for-sale securities, net of deferred taxes	70	(58)	52
	Accumulated gains (losses) on cash flow hedges, net of deferred taxes	46	(20)	(8)
	Amounts in AOCI attributed to pension and postretirement benefit costs, net of deferred taxes	(365)	(365)	(364)

	Total Common Equity Tier 1 capital	$9,965	$9,847	$9,569

TIER 1 CAPITAL
Common Equity Tier 1		$9,965	$9,847	$9,569
Additional Tier 1 capital instruments and related surplus		281	281	281
Non-qualifying capital instruments subject to phase out		—	85	85
Less:	Deductions	—	1	1

	Total Tier 1 capital	10,246	10,212	9,934

TIER 2 CAPITAL
Tier 2 capital instruments and related surplus		649	578	713
Allowance for losses on loans and liability for losses on lending-related commitments (b)		919	881	861
Net unrealized gains on available-for-sale preferred stock classified as an equity security		—	—	1
Less:	Deductions	—	—	—

	Total Tier 2 capital	1,568	1,459	1,575

	Total risk-based capital	$11,814	$11,671	$11,509

RISK-WEIGHTED ASSETS
Risk-weighted assets on balance sheet		$67,718	$67,390	$68,023
Risk-weighted off-balance sheet exposure		21,719	21,983	21,205
Market risk-equivalent assets		577	607	739

	Gross risk-weighted assets	90,014	89,980	89,967
Less:	Excess allowance for loan and lease losses	—	—	—

	Net risk-weighted assets	$90,014	$89,980	$89,967

AVERAGE QUARTERLY TOTAL ASSETS		$95,465	$95,272	$91,838

CAPITAL RATIOS
Tier 1 risk-based capital		11.38	11.35	11.04%
Total risk-based capital		13.12	12.97	12.79
Leverage (c)		10.73	10.72	10.91
Common Equity Tier 1		11.07	10.94	10.64

(a)	Net of capital surplus.
(b)	The ALLL included in Tier 2 capital is limited by regulation to 1.25% of the institution’s standardized total risk-weighted assets (excluding its standardized market risk-weighted assets). The ALLL includes $24 million, $28 million, and $25 million of allowance classified as “discontinued assets” on the balance sheet at March 31, 2016, December 31, 2015, and March 31, 2015, respectively.
(c)	This ratio is Tier 1 capital divided by average quarterly total assets as defined by the Federal Reserve less: (i) goodwill, (ii) the disallowed intangible and deferred tax assets, and (iii) other deductions from assets for leverage capital purposes.

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

Federal banking regulators continue to emphasize with financial institutions the importance of relating capital management strategy to the level of risk at each institution. We believe our internal risk management processes help us achieve and maintain capital levels that are commensurate with our business activities and risks and conform to regulatory expectations.

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

Covered positions. We monitor the market risk of our covered positions, which includes all of our trading positions as well as all foreign exchange and commodity positions, regardless of whether the position is in a trading account. All positions in the trading account are recorded at fair value, and changes in fair value are reflected in our consolidated statements of income. Information regarding our fair value policies, procedures, and methodologies is provided in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Fair Value Measurements” on page 124 of our 2015 Form 10-K and Note 5 (“Fair Value Measurements”) in this report. Instruments that are used to hedge nontrading activities, such as bank-issued debt and loan portfolios, equity positions that are not actively traded, and securities financing activities, do not meet the definition of a covered position. The MRM is responsible for identifying our portfolios as either covered or non-covered. The Covered Position Working Group develops the final list of covered positions, and a summary is provided to the Market Risk Committee.

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

Actual losses for the total covered positions did not exceed aggregate daily VaR on any day during the quarters ended March 31, 2016, and March 31, 2015. The MRM backtests our VaR model on a daily basis to evaluate its predictive power. The test compares VaR model results at the 99% confidence level to daily held profit and loss. Results of backtesting are provided to the Market Risk Committee. Backtesting exceptions occur when trading losses exceed VaR.

We do not engage in correlation trading, or utilize the internal model approach for measuring default and credit migration risk. Our net VaR approach incorporates diversification, but our VaR calculation does not include the impact of counterparty risk and our own credit spreads on derivatives.

The aggregate VaR at the 99% confidence level for all covered positions was $1 million at March 31, 2016, and $1.1 million at March 31, 2015. The decrease in aggregate VaR was primarily due to the decreased exposure in our CMBS portfolio. Figure 30 summarizes our VaR at the 99% confidence level for significant portfolios of covered positions for the three months ended March 31, 2016, and March 31, 2015. During these periods, none of our significant portfolios daily trading VaR numbers exceeded their VaR limits or stress VaR limits.

Figure 30. VaR for Significant Portfolios of Covered Positions

	2016				2015
	Three months ended March 31,				Three months ended March 31,
in millions	High	Low	Mean	March 31,	High	Low	Mean	March 31,
Trading account assets:
Fixed income	$.9	$.4	$.6	$.7	$.7	$.2	$.4	$.6
Derivatives:
Interest rate	$.1	—	$.1	$.1	$.1	—	$.1	$.1
Credit	.5	—	.3	.1	.4	$.3	.3	.3

Stressed VaR is calculated using our general VaR results at the 99% confidence level and applying certain assumptions. The aggregate stressed VaR for all covered positions was $2.4 million at March 31, 2016, and $3.2 million at March 31, 2015. Figure 31 summarizes our stressed VaR for significant portfolios of covered positions for the three months ended March 31, 2016, and March 31, 2015, as used for market risk capital charge calculation purposes.

Figure 31. Stressed VaR for Significant Portfolios of Covered Positions

	2016				2015
	Three months ended March 31,				Three months ended March 31,
in millions	High	Low	Mean	March 31,	High	Low	Mean	March 31,
Trading account assets:
Fixed income	$1.8	$.8	$1.4	$1.4	$2.2	$.6	$1.2	$1.8
Derivatives:
Interest rate	$.2	$.1	$.1	$.2	$.3	$.1	$.2	$.2
Credit	2.6	.1	1.4	.2	1.2	.8	1.0	.9

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

Net interest income simulation analysis. The primary tool we use to measure our interest rate risk is simulation analysis. For purposes of this analysis, we estimate our net interest income based on the current and projected composition of our on-and off-balance sheet positions, accounting for recent and anticipated trends in customer activity. The analysis also incorporates assumptions for the current and projected interest rate environments, including a most likely macro-economic scenario. Simulation modeling assumes that residual risk exposures will be managed to within the risk appetite and Board-approved policy limits.

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

Figure 32 presents the results of the simulation analysis at March 31, 2016, and March 31, 2015. At March 31, 2016, our simulated exposure to changes in interest rates was moderately asset sensitive, and net interest income would benefit over time from either an increase in short-term or intermediate-term interest rates. Tolerance levels for risk management require the development of remediation plans to maintain residual risk within tolerance if simulation modeling demonstrates that a gradual increase or decrease in short-term interest rates over the next 12 months would adversely affect net interest income over the same period by more than 4%. In December 2015, the Federal Reserve increased the range for the federal funds target rate, which led to an increased modeled exposure to declining interest rates. Subsequent to the Federal Reserve’s action in December, we increased the magnitude of the declining rate scenario to 50 basis points, increasing our overall modeled exposure. The modeled exposure depends on the relationships of interest rates on our interest earning assets and interest bearing liabilities, notably on instruments that are expected to react to the short end of the yield curve. As shown in Figure 32, we are operating within these levels as of March 31, 2016.

Figure 32. Simulated Change in Net Interest Income

March 31, 2016
Basis point change assumption (short-term rates)	-50	+200
Tolerance level	-4.00%	-4.00%

Interest rate risk assessment	-3.19%	2.23%

March 31, 2015
Basis point change assumption (short-term rates)	-25	+200
Tolerance level	-4.00%	-4.00%

Interest rate risk assessment	-1.11%	3.34%

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

Economic value of equity modeling. EVE complements net interest income simulation analysis as it estimates risk exposure beyond 12-, 24-, and 36-month horizons. EVE modeling measures the extent to which the economic values of assets, liabilities and off-balance sheet instruments may change in response to fluctuations in interest rates. EVE is calculated by subjecting the balance sheet to an immediate 200 basis point increase or decrease in interest rates, measuring the resulting change in the values of assets, liabilities and off-balance sheet instruments, and comparing those amounts with the base case of the current interest rate environment. Because the calculation of EVE under an immediate 200 basis point decrease in interest rates in the current low rate environment results in certain interest rates declining to zero and a less than 200 basis point decrease in certain yield curve term points, we have modified the standard declining rate scenario to an immediate 100 basis point decrease. This analysis is highly dependent upon assumptions applied to assets and liabilities with non-contractual maturities. Those assumptions are based on historical behaviors, as well as our expectations. We develop remediation plans that would maintain residual risk within tolerance if this analysis indicates that our EVE will decrease by more than 15% in response to an immediate increase or decrease in interest rates. We are operating within these guidelines as of March 31, 2016.

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

Figure 33. Portfolio Swaps by Interest Rate Risk Management Strategy

	March 31, 2016
				Weighted-Average			March 31, 2015
	Notional	Fair		Maturity	Receive	Pay	Notional	Fair
dollars in millions	Amount	Value		(Years)	Rate	Rate	Amount	Value
Receive fixed/pay variable — conventional A/LM (a)	$13,530	$115		2.4	1.0%	.4%	$10,475	$28
Receive fixed/pay variable — conventional debt	7,491	303		3.4	1.7	.5	6,054	250
Pay fixed/receive variable — conventional debt	50	(10)		12.3	.6	3.6	50	(8)

Total portfolio swaps	$21,071	$408	(b)	2.8	1.3%	.5%	$16,579	$270	(b)

(a)	Portfolio swaps designated as A/LM are used to manage interest rate risk tied to both assets and liabilities.
(b)	Excludes accrued interest of $45 million and $36 million at March 31, 2016, and March 31, 2015, respectively.

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

The management of consolidated liquidity risk is centralized within Corporate Treasury. Oversight and governance is provided by the Board, the ERM Committee, the ALCO, and the Chief Risk Officer. The Asset Liability Management Policy provides the framework for the oversight and management of liquidity risk and is administered by the ALCO. The MRM, as the second line of defense, provides additional oversight. Our current liquidity risk management practices are in compliance with the Federal Reserve Board’s Enhanced Prudential Standards and the OCC’s Heightened Standards for Large Insured National Banks.

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

Our credit ratings at March 31, 2016, are shown in Figure 34. We believe these credit ratings, under normal conditions in the capital markets, will enable KeyCorp or KeyBank to issue fixed income securities to investors.

Figure 34. Credit Ratings

			Senior	Subordinated		Series A
	Short-Term	Long-Term	Long-Term	Long-Term	Capital	Preferred
March 31, 2016	Borrowings	Deposits	Debt	Debt	Securities	Stock
KEYCORP (THE PARENT COMPANY)
Standard & Poor’s	A-2	N/A	BBB+	BBB	BB+	BB+
Moody’s	P-2	N/A	Baa1	Baa1	Baa2	Baa3
Fitch	F1	N/A	A-	BBB+	BB+	BB
DBRS	R-2(high)	N/A	BBB(high)	BBB	BBB	N/A

KEYBANK
Standard & Poor’s	A-2	N/A	A-	BBB+	N/A	N/A
Moody’s	P-1	Aa3	A3	Baa1	N/A	N/A
Fitch	F1	A	A-	BBB+	N/A	N/A
DBRS	R-1(low)	A(low)	A(low)	BBB(high)	N/A	N/A

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

We regularly monitor our liquidity position and funding sources and measure our capacity to obtain funds in a variety of hypothetical scenarios in an effort to maintain an appropriate mix of available and affordable funding. In the normal course of business, we perform a monthly hypothetical funding erosion stress test for both KeyCorp and KeyBank. In a “heightened monitoring mode,” we may conduct the hypothetical funding erosion stress tests more frequently, and use assumptions to reflect the changed market environment. Our testing incorporates estimates for loan and deposit lives based on our historical studies. Hypothetical erosion stress tests analyze potential liquidity scenarios under various funding constraints and time periods. Ultimately, they determine the periodic effects that major direct and indirect events would have on our access to funding markets and our ability to fund our normal operations. To compensate for the effect of these assumed liquidity pressures, we consider alternative sources of liquidity and maturities over different time periods to project how funding needs would be managed.

We maintain a Contingency Funding Plan that outlines the process for addressing a liquidity crisis. The plan provides for an evaluation of funding sources under various market conditions. It also assigns specific roles and responsibilities for managing liquidity through a problem period. As part of the plan, we maintain on-balance sheet liquid reserves referred to as our liquid asset portfolio, which consists of high quality liquid assets. During a problem period, that reserve could be used as a source of funding to provide time to develop and execute a longer-term strategy. The liquid asset portfolio at March 31, 2016, totaled $18.8 billion, consisting of $13.4 billion of unpledged securities, $555 million of securities available for secured funding at the FHLB, and $4.9 billion of net balances of federal funds sold and balances in our Federal Reserve account. The liquid asset portfolio can fluctuate due to excess liquidity, heightened risk, or prefunding of expected outflows, such as debt maturities. Additionally, as of March 31, 2016, our unused borrowing capacity secured by loan collateral was $14.6 billion at the Federal Reserve Bank of Cleveland and $3 billion at the FHLB. During the first quarter of 2016, Key’s outstanding FHLB advances were reduced by $23 million due to repayments.

Final U.S. liquidity coverage ratio

Under the Liquidity Coverage Rules, we are required to calculate the Modified LCR for Key. Implementation for Modified LCR banking organizations, like Key, began on January 1, 2016, with a minimum requirement of 90% coverage, reaching 100% coverage by January 1, 2017. For the first quarter of 2016, our Modified LCR was above 100%. In the future, we may change the composition of our investment portfolio, increase the size of the overall investment portfolio, and modify product offerings to enhance or optimize our liquidity position.

Additional information about the Liquidity Coverage Ratio is included in the “Supervision and regulation” section under the heading “Liquidity coverage ratio” in Item 2 of this report.

Long-term liquidity strategy

Our long-term liquidity strategy is to be predominantly funded by core deposits. However, we may use wholesale funds to sustain an adequate liquid asset portfolio, meet daily cash demands, and allow management flexibility to execute business initiatives. Key’s client-based relationship strategy provides for a strong core deposit base that, in conjunction with intermediate and long-term wholesale funds managed to a diversified maturity structure and investor base, supports our liquidity risk management strategy. We use the loan-to-deposit ratio as a metric to monitor these strategies. Our target loan-to-deposit ratio is 90-100% (at March 31, 2016, our loan-to-deposit ratio was 86%), which we calculate as total loans, loans held for sale, and nonsecuritized discontinued loans divided by total deposits.

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

Liquidity programs

We have several liquidity programs, which are described in Note 18 (“Long-Term Debt”) beginning on page 208 of our 2015 Form 10-K, that are designed to enable KeyCorp and KeyBank to raise funds in the public and private debt markets. The proceeds from most of these programs can be used for general corporate purposes, including acquisitions. These liquidity programs are reviewed from time to time by the Board and are renewed and replaced as necessary. There are no restrictive financial covenants in any of these programs.

On March 8, 2016, KeyBank issued $1 billion of 2.35% Senior Bank Notes due March 8, 2019, under its Global Bank Note Program.

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

We use a parent cash coverage months metric as the primary measure to assess parent company liquidity. The parent cash coverage months metric measures the months into the future where projected obligations can be met with the current amount of liquidity. We generally issue term debt to supplement dividends from KeyBank to manage our liquidity position at or above our targeted levels. The parent company generally maintains cash and short-term investments in an amount sufficient to meet projected debt maturities over at least the next 24 months. At March 31, 2016, KeyCorp held $2.8 billion in short-term investments, which we projected to be sufficient to meet our projected obligations, including the repayment of our maturing debt obligations for the periods prescribed by our risk tolerance.

Typically, KeyCorp meets its liquidity requirements through regular dividends from KeyBank, supplemented with term debt. Federal banking law limits the amount of capital distributions that a bank can make to its holding company without prior regulatory approval. A national bank’s dividend-paying capacity is affected by several factors, including net profits (as defined by statute) for the two previous calendar years and for the current year, up to the date of dividend declaration. During the first quarter of 2016, KeyBank paid $250 million in dividends to KeyCorp. As of March 31, 2016, KeyBank had regulatory capacity to pay $513 million in dividends to KeyCorp without prior regulatory approval.

Our liquidity position and recent activity

Over the past quarter, our liquid asset portfolio, which includes overnight and short-term investments, as well as unencumbered, high quality liquid securities held as protection against a range of potential liquidity stress scenarios, has increased as a result of an increase in unpledged securities and net customer loan and deposit flows. The liquid asset portfolio continues to exceed the amount that we estimate would be necessary to manage through an adverse liquidity event by providing sufficient time to develop and execute a longer-term solution.

From time to time, KeyCorp or KeyBank may seek to retire, repurchase, or exchange outstanding debt, capital securities, preferred shares, or common shares through cash purchase, privately negotiated transactions or other means. Additional information on repurchases of common shares by KeyCorp is included in Part II Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of this report and in Part II, Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities on page 32 of our 2015 Form 10-K. Such transactions depend on prevailing market conditions, our liquidity and capital requirements, contractual restrictions, regulatory requirements, and other factors. The amounts involved may be material, individually or collectively.

We generate cash flows from operations and from investing and financing activities. We have approximately $200 million of cash and cash equivalents and short-term investments in international tax jurisdictions as of March 31, 2016. As we consider alternative long-term strategic and liquidity plans, opportunities to repatriate these amounts would result in approximately $3 million in taxes to be paid. We have included the appropriate amount as a deferred tax liability at March 31, 2016.

The Consolidated Statements of Cash Flows (Unaudited) summarize our sources and uses of cash by type of activity for the three-month periods ended March 31, 2016, and March 31, 2015.

Credit risk management

Credit risk is the risk of loss to us arising from an obligor’s inability or failure to meet contractual payment or performance terms. Like other financial services institutions, we make loans, extend credit, purchase securities, and enter into financial derivative contracts, all of which have related credit risk.

Credit policy, approval, and evaluation

We manage credit risk exposure through a multifaceted program. The Credit Risk Committee and the Commercial Credit Policy Committee approve retail and commercial credit policies. These policies are communicated throughout the organization to foster a consistent approach to granting credit.

Our credit risk management team and individuals within our lines of business to whom credit risk management has delegated authority are responsible for credit approval. Individuals with assigned credit authority are authorized to grant exceptions to credit policies. It is not unusual to make exceptions to established policies when mitigating circumstances dictate, however, a corporate level tolerance has been established to keep exceptions at an acceptable level based upon portfolio and economic considerations.

Most extensions of credit are subject to loan grading or scoring. Loan grades are assigned to commercial loans at the time of origination, verified by the credit risk management team and periodically reevaluated thereafter. This risk rating methodology blends our judgment with quantitative modeling. Commercial loans generally are assigned two internal risk ratings. The first rating reflects the probability that the borrower will default on an obligation; the second rating reflects expected loss rates on the credit facility. Default probability is determined based on, among other factors, the financial strength of the borrower, an assessment of the borrower’s management, the borrower’s competitive position within its industry sector, and our view of industry risk within the context of the general economic outlook. Types of exposure, transaction structure and collateral, including credit risk mitigants, affect the expected loss assessment.

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

We maintain an active concentration management program to mitigate concentration risk in our credit portfolios. For aggregate credit relationships, we employ a sliding scale of exposure, known as hold limits, which is dictated by the type of loan and strength of the borrower. Our legal lending limit is approximately $1.6 billion for any aggregate credit relationship. However, internal hold limits generally restrict the largest exposures to less than 20% of that amount. As of March 31, 2016, we had five client relationships with loan commitments net of credit default swaps of more than $200 million. The average amount outstanding on these five individual net obligor commitments was $74 million at March 31, 2016. In general, our philosophy is to maintain a diverse portfolio with regard to credit exposures.

We actively manage the overall loan portfolio in a manner consistent with asset quality objectives and concentration risk tolerances to mitigate portfolio credit risk. We utilize credit default swaps on a limited basis to transfer a portion of the credit risk associated with a particular extension of credit to a third party. At March 31, 2016, we used credit default swaps with a notional amount of $297 million to manage the credit risk associated with specific commercial lending obligations. We may also sell credit derivatives — primarily single name credit default swaps — to offset our purchased credit default swap position prior to maturity. At March 31, 2016, we did not have any sold credit default swaps outstanding.

Credit default swaps are recorded on the balance sheet at fair value. Related gains or losses, as well as the premium paid or received for credit protection, are included in the “corporate services income” and “other income” components of noninterest income.

Allowance for loan and lease losses

At March 31, 2016, the ALLL was $826 million, or 1.37% of period-end loans, compared to $796 million, or 1.33%, at December 31, 2015, or $794 million, or 1.37%, at March 31, 2015. The allowance includes $54 million that was specifically allocated for impaired loans of $607 million at March 31, 2016, compared to $35 million that was specifically allocated for impaired loans of $308 million at December 31, 2015, and $49 million that was specifically allocated for impaired loans of $338 million at March 31, 2015. For more information about impaired loans, see Note 4 (“Asset Quality”). At March 31, 2016, the ALLL was 122.2% of nonperforming loans, compared to 205.7% at December 31, 2015, and 181.7% at March 31, 2015.

Selected asset quality statistics for each of the past five quarters are presented in Figure 35. The factors that drive these statistics are discussed in the remainder of this section.

Figure 35. Selected Asset Quality Statistics from Continuing Operations

	2016	2015
dollars in millions	First	Fourth	Third	Second	First
Net loan charge-offs	$46	$37	$41	$36	$28
Net loan charge-offs to average total loans	.31%	.25%	.27%	.25%	.20%
Allowance for loan and lease losses	$826	$796	$790	$796	$794
Allowance for credit losses (a)	895	852	844	841	835
Allowance for loan and lease losses to period-end loans	1.37%	1.33%	1.31%	1.37%	1.37%
Allowance for credit losses to period-end loans	1.48	1.42	1.40	1.44	1.44
Allowance for loan and lease losses to nonperforming loans	122.2	205.7	197.5	190.0	181.7
Allowance for credit losses to nonperforming loans	132.4	220.2	211.0	200.7	191.1
Nonperforming loans at period end (b)	$676	$387	$400	$419	$437
Nonperforming assets at period end	692	403	417	440	457
Nonperforming loans to period-end portfolio loans	1.12%	.65%	.67%	.72%	.75%
Nonperforming assets to period-end portfolio loans plus
OREO and other nonperforming assets	1.14	.67	.69	.75	.79

(a)	Includes the ALLL plus the liability for credit losses on lending-related unfunded commitments.
(b)	Loan balances exclude $11 million, $11 million, $12 million, $12 million, and $12 million of PCI loans at March 31, 2016, December 31, 2015, September 30, 2015, June 30, 2015, and March 31, 2015, respectively.

We estimate the appropriate level of the ALLL on at least a quarterly basis. The methodology used is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” beginning on page 122 of our 2015 Form 10-K. Briefly, our allowance applies expected loss rates to existing loans with similar risk characteristics. We exercise judgment to assess any adjustment to the expected loss rates for the impact of factors such as changes in economic conditions, lending policies including underwriting standards, and the level of credit risk associated with specific industries and markets.

For all commercial and consumer loan TDRs, regardless of size, as well as impaired commercial loans with an outstanding balance of $2.5 million or greater, we conduct further analysis to determine the probable loss content and assign a specific allowance to the loan if deemed appropriate. We estimate the extent of the individual impairment for commercial loans and TDRs by comparing the recorded investment of the loan with the estimated present value of its future cash flows, the fair value of its underlying collateral, or the loan’s observable market price. Secured consumer loan TDRs that are discharged through Chapter 7 bankruptcy and not formally re-affirmed are adjusted to reflect the fair value of the underlying collateral, less costs to sell. Other consumer loan TDRs are combined in homogenous pools and assigned a specific allocation based on the estimated present value of future cash flows using the effective interest rate. A specific allowance also may be assigned — even when sources of repayment appear sufficient — if we remain uncertain about whether the loan will be repaid in full. On at least a quarterly basis, we evaluate the appropriateness of our loss estimation methods to reduce differences between estimated incurred losses and actual losses. The ALLL at March 31, 2016, represents our best estimate of the probable credit losses inherent in the loan portfolio at that date.

As shown in Figure 36, our ALLL from continuing operations increased by $32 million, or 4%, since March 31, 2015. Our allowance applies expected loss rates to our existing loans with similar risk characteristics as well as any adjustments to reflect our current assessment of qualitative factors, such as changes in economic conditions, underwriting standards, and concentrations of credit. Our commercial ALLL increased by $42 million, or 6.6%, since March 31, 2015, primarily because of loan growth and increased incurred loss estimates. The increase in these incurred loss estimates during 2015 and into 2016 was primarily due to the continued decline in oil and gas prices since 2014. Partially offsetting this increase was a decrease in our consumer ALLL of $10 million, or 6.3%, since March 31, 2015. Our consumer ALLL decrease was primarily due to continued improvement in credit metrics, such as delinquency, average credit bureau score, and loan to value, which have decreased expected loss rates since 2014. The continued improvement in the consumer portfolio credit quality metrics since 2014 was primarily due to continued improved credit quality and benefits of relatively stable economic conditions. Our liability for credit losses on lending-related commitments increased by $28 million to $69 million at March 31, 2016. When combined with our ALLL, our total allowance for credit losses represented 1.48% of period-end loans at March 31, 2016, compared to 1.42% at December 31, 2015, and 1.44% at March 31, 2015.

Figure 36. Allocation of the Allowance for Loan and Lease Losses

	March 31, 2016			December 31, 2015			March 31, 2015
		Percent of	Percent of		Percent of	Percent of		Percent of	Percent of
		Allowance to	Loan Type to		Allowance to	Loan Type to		Allowance to	Loan Type to
dollars in millions	Amount	Total Allowance	Total Loans	Amount	Total Allowance	Total Loans	Amount	Total Allowance	Total Loans
Commercial, financial and agricultural	$477	57.8%	52.9%	$450	56.5%	52.2%	$405	51.0%	49.6%
Commercial real estate:
Commercial mortgage	135	16.3	13.8	134	16.8	13.3	148	18.7	14.1
Construction	23	2.8	1.4	25	3.2	1.7	28	3.5	2.0

Total commercial real estate loans	158	19.1	15.2	159	20.0	15.0	176	22.2	16.1
Commercial lease financing	43	5.2	6.5	47	5.9	6.7	55	6.9	7.0

Total commercial loans	678	82.1	74.6	656	82.4	73.9	636	80.1	72.7
Real estate — residential mortgage	20	2.4	3.7	18	2.3	3.7	21	2.7	3.8
Home equity loans	64	7.7	16.8	57	7.2	17.3	63	7.9	18.2
Consumer direct loans	20	2.4	2.6	20	2.5	2.7	21	2.7	2.7
Credit cards	31	3.8	1.3	32	4.0	1.3	32	4.0	1.3
Consumer indirect loans	13	1.6	1.0	13	1.6	1.1	21	2.6	1.3

Total consumer loans	148	17.9	25.4	140	17.6	26.1	158	19.9	27.3

Total loans (a)	$826	100.0%	100.0%	$796	100.0%	100.0%	$794	100.0%	100.0%

(a)	Excludes allocations of the ALLL related to the discontinued operations of the education lending business in the amount of $24 million, $28 million, and $25 million at March 31, 2016, December 31, 2015, and March 31, 2015, respectively.

Our provision for credit losses was $89 million for the first quarter of 2016, compared to $35 million for the first quarter of 2015. The increase in our provision is primarily due to the growth in our loan portfolio over the past twelve months, lower recoveries in the first three months of 2016, and increased charge-offs, primarily in the oil and gas portfolio, compared to the first three months of 2015. We continue to reduce our exposure in our higher-risk businesses, including the residential properties portion of our construction loan portfolio, marine/RV financing, and other selected leasing portfolios through the sale of certain loans, payments from borrowers, or net loan charge-offs.

Asset quality on our oil and gas loan portfolio, which represents approximately 2% of total loans at March 31, 2016, was the main driver of negative credit migration in our loan portfolio. The credit migration in the oil and gas portfolio was primarily due to new regulatory guidance that came out late in the first quarter of 2016. As a result of the credit migration, the oil and gas portfolio represented approximately 90% of the $289 million increase in nonperforming loans since December 31, 2015. Our reserve for credit losses allocated to our oil and gas loan exposure was 8% of the total oil and gas loan portfolio at March 31, 2016, up from 6% at December 31, 2015, and reflected the estimated impact of current oil prices at that date.

Net loan charge-offs

Net loan charge-offs for the first quarter of 2016 totaled $46 million, or .31% of average loans, compared to net loan charge-offs of $28 million, or .20%, for the same period last year. Figure 37 shows the trend in our net loan charge-offs by loan type, while the composition of loan charge-offs and recoveries by type of loan is presented in Figure 38.

Over the past 12 months, net loan charge-offs increased $18 million. This increase is attributable to the growth in our loan portfolio and lower levels of recoveries coupled with higher levels of charge-offs over the same period. As shown in Figure 40, our exit loan portfolio contributed a total of $4 million in net loan charge-offs for the first quarter of 2016, compared to $3 million in net loan charge-offs for the first quarter of 2015. The increase in net loan charge-offs in our exit loan portfolio was primarily driven by higher levels of net loan charge-offs in our commercial exit loan portfolio.

Figure 37. Net Loan Charge-offs from Continuing Operations (a)

	2016	2015
dollars in millions	First	Fourth	Third	Second	First
Commercial, financial and agricultural	$23	$15	$24	$15	$7
Real estate — Commercial mortgage	(1)	(2)	—	—	—
Real estate — Construction	(1)	—	—	(1)	1
Commercial lease financing	3	6	—	—	(2)

Total commercial loans	24	19	24	14	6
Real estate — Residential mortgage	—	—	1	—	2
Home equity loans	7	5	3	8	5
Consumer direct loans	5	5	5	4	4
Credit cards	7	7	6	7	8
Consumer indirect loans	3	1	2	3	3

Total consumer loans	22	18	17	22	22

Total net loan charge-offs	$46	$37	$41	$36	$28

Net loan charge-offs to average loans	.31%	.25%	.27%	.25%	.20%

Net loan charge-offs from discontinued operations — education lending business	$6	$7	$7	$2	$6

(a)	Credit amounts indicate that recoveries exceeded charge-offs.

Figure 38. Summary of Loan and Lease Loss Experience from Continuing Operations

	Three months ended March 31,
dollars in millions	2016	2015
Average loans outstanding	$60,156	$57,512

Allowance for loan and lease losses at beginning of period	$796	$794
Loans charged off:
Commercial, financial and agricultural	26	12

Real estate — commercial mortgage	1	2
Real estate — construction	—	1

Total commercial real estate loans (a)	1	3
Commercial lease financing	3	2

Total commercial loans (b)	30	17
Real estate — residential mortgage	2	2
Home equity loans	10	8
Consumer direct loans	6	6
Credit cards	8	8
Consumer indirect loans	4	6

Total consumer loans	30	30

Total loans charged off	60	47

Recoveries:
Commercial, financial and agricultural	3	5

Real estate — commercial mortgage	2	2
Real estate — construction	1	—

Total commercial real estate loans (a)	3	2
Commercial lease financing	—	4

Total commercial loans (b)	6	11
Real estate — residential mortgage	2	—
Home equity loans	3	3
Consumer direct loans	1	2
Credit cards	1	—
Consumer indirect loans	1	3

Total consumer loans	8	8

Total recoveries	14	19

Net loan charge-offs	(46)	(28)
Provision (credit) for loan and lease losses	76	29
Foreign currency translation adjustment	—	(1)

Allowance for loan and lease losses at end of period	$826	$794

Liability for credit losses on lending-related commitments at beginning of period	$56	$35
Provision (credit) for losses on lending-related commitments	13	6

Liability for credit losses on lending-related commitments at end of period (c)	$69	$41

Total allowance for credit losses at end of period	$895	$835

Net loan charge-offs to average total loans	.31%	.20%
Allowance for loan and lease losses to period-end loans	1.37	1.37
Allowance for credit losses to period-end loans	1.48	1.44
Allowance for loan and lease losses to nonperforming loans	122.2	181.7
Allowance for credit losses to nonperforming loans	132.4	191.1

Discontinued operations — education lending business:
Loans charged off	$9	$10
Recoveries	3	4

Net loan charge-offs	$(6)	$(6)

(a)	See Figure 19 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial real estate loan portfolio.
(b)	See Figure 18 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial loan portfolio.
(c)	Included in “accrued expense and other liabilities” on the balance sheet.

Nonperforming assets

Figure 39 shows the composition of our nonperforming assets. These assets totaled $692 million at March 31, 2016, and represented 1.14% of period-end portfolio loans, OREO and other nonperforming assets, compared to $403 million, or .67%, at December 31, 2015, and $457 million, or .79%, at March 31, 2015. See Note 1 (“Summary of Significant Accounting Policies”) under the headings “Nonperforming Loans,” “Impaired Loans,” and “Allowance for Loan and Lease Losses” beginning on page 121 of our 2015 Form 10-K for a summary of our nonaccrual and charge-off policies.

Figure 39. Summary of Nonperforming Assets and Past Due Loans from Continuing Operations

	March 31,	December 31,	September 30,	June 30,	March 31,
dollars in millions	2016	2015	2015	2015	2015
Commercial, financial and agricultural	$380	$82	$89	$100	$98

Real estate — commercial mortgage	16	19	23	26	30
Real estate — construction	12	9	9	12	12

Total commercial real estate loans (a)	28	28	32	38	42
Commercial lease financing	11	13	21	18	20

Total commercial loans (b)	419	123	142	156	160
Real estate - residential mortgage	59	64	67	67	72
Home equity loans	191	190	181	184	191
Consumer direct loans	1	2	1	1	2
Credit cards	2	2	2	2	2
Consumer indirect loans	4	6	7	9	10

Total consumer loans	257	264	258	263	277

Total nonperforming loans (c)	676	387	400	419	437
OREO	14	14	17	20	20
Other nonperforming assets	2	2	—	1	—

Total nonperforming assets	$692	$403	$417	$440	$457

Accruing loans past due 90 days or more	$70	$72	$54	$66	$111
Accruing loans past due 30 through 89 days	237	208	271	181	216
Restructured loans — accruing and nonaccruing (d)	283	280	287	300	268
Restructured loans included in nonperforming loans (d)	151	159	160	170	141
Nonperforming assets from discontinued operations — education lending business	6	7	8	6	8
Nonperforming loans to period-end portfolio loans	1.12%	.65%	.67%	.72%	.75%
Nonperforming assets to period-end portfolio loans plus OREO and other nonperforming assets	1.14	.67	.69	.75	.79

(a)	See Figure 19 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial real estate loan portfolio.
(b)	See Figure 18 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial loan portfolio.
(c)	Loan balances exclude $11 million, $11 million, $12 million, $12 million, and $12 million of PCI loans at March 31, 2016, December 31, 2015, September 30, 2015, June 30, 2015, and March 31, 2015, respectively.
(d)	Restructured loans (i.e., TDRs) are those for which Key, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. These concessions are made to improve the collectability of the loan and generally take the form of a reduction of the interest rate, extension of the maturity date or reduction in the principal balance.

As shown in Figure 39, nonperforming assets at March 31, 2016, increased $235 million from one year ago. Increases in nonperforming assets in the commercial, financial and agricultural portfolio, which were primarily due to the credit migration in the oil and gas portfolio, were partially offset by declines in nonperforming assets in the commercial real estate, consumer lease financing, and consumer loan portfolios. As shown in Figure 40, our exit loan portfolio accounted for $14 million, or 2%, of our total nonperforming assets at March 31, 2016, compared to $32 million, or 7%, at March 31, 2015.

At March 31, 2016, the approximate carrying amount of our commercial nonperforming loans outstanding represented 89% of their contractual amount owed, total nonperforming loans outstanding represented 88% of their contractual amount owed, and nonperforming assets in total were carried at 88% of their original contractual amount owed. At the same date, OREO and other nonperforming assets represented 74% of its original contractual amount owed.

At March 31, 2016, our 20 largest nonperforming loans totaled $359 million, representing 54% of total nonperforming loans. At March 31, 2015, our 20 largest nonperforming loans totaled $123 million, representing 28% of total nonperforming loans.

Figure 40 shows the composition of our exit loan portfolio at March 31, 2016, and March 31, 2015, the net loan charge-offs recorded on this portfolio for the first quarter of 2016 and the first quarter of 2015, and the nonperforming status of these loans at March 31, 2016, and March 31, 2015. The exit loan portfolio represented 3% of total loans and loans held for sale at March 31, 2016, and March 31, 2015.

Figure 40. Exit Loan Portfolio from Continuing Operations

						Balance on
	Balance		Change	Net Loan		Nonperforming
	Outstanding		3-31-16 vs.	Charge-offs		Status
in millions	3-31-16	3-31-15	3-31-15	3-31-16	3-31-15(b)	3-31-16	3-31-15
Residential properties — homebuilder	—	$6	$(6)	—	$1	$3	$8
Marine and RV floor plan	—	6	(6)	—	—	—	5
Commercial lease financing (a)	$743	877	(134)	$1	(1)	—	—

Total commercial loans	743	889	(146)	1	—	3	13
Home equity — Other	195	253	(58)	1	—	7	9
Marine	544	730	(186)	2	2	4	9
RV and other consumer	39	50	(11)	—	1	—	1

Total consumer loans	778	1,033	(255)	3	3	11	19

Total exit loans in loan portfolio	$1,521	$1,922	$(401)	$4	$3	$14	$32

Discontinued operations — education lending business (not included in exit loans above)	$1,760	$2,219	$(459)	$6	$6	$6	$8

(a)	Includes (1) the business aviation, commercial vehicle, office products, construction, and industrial leases; (2) Canadian lease financing portfolios; (3) European lease financing portfolios; and (4) all remaining balances related to lease in, lease out; sale in, lease out; service contract leases; and qualified technological equipment leases.
(b)	Credit amounts indicate recoveries exceeded charge-offs.

Figure 41 shows the types of activity that caused the change in our nonperforming loans during each of the last five quarters.

Figure 41. Summary of Changes in Nonperforming Loans from Continuing Operations

	2016	2015
in millions	First	Fourth	Third	Second	First
Balance at beginning of period	$387	$400	$419	$437	$418
Loans placed on nonaccrual status	406	81	81	92	123
Charge-offs	(60)	(51)	(53)	(52)	(47)
Loans sold	(11)	—	(2)	—	—
Payments	(8)	(21)	(16)	(25)	(9)
Transfers to OREO	(4)	(4)	(4)	(5)	(7)
Transfers to other nonperforming assets	—	(1)	—	—	—
Loans returned to accrual status	(34)	(17)	(25)	(28)	(41)

Balance at end of period (a)	$676	$387	$400	$419	$437

(a)	Loan balances exclude $11 million, $11 million, $12 million, $12 million, and $12 million of PCI loans at March 31, 2016, December 31, 2015, September 30, 2015, June 30, 2015, and March 31, 2015, respectively.

Figure 42 shows the factors that contributed to the change in our OREO during each of the last five quarters.

Figure 42. Summary of Changes in Other Real Estate Owned, Net of Allowance, from Continuing Operations

	2016	2015
in millions	First	Fourth	Third	Second	First
Balance at beginning of period	$14	$17	$20	$20	$18
Properties acquired — nonperforming loans	4	4	4	5	7
Valuation adjustments	(1)	(2)	(2)	(1)	(1)
Properties sold	(3)	(5)	(5)	(4)	(4)

Balance at end of period	$14	$14	$17	$20	$20

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

Critical Accounting Policies and Estimates

Our business is dynamic and complex. Consequently, we must exercise judgment in choosing and applying accounting policies and methodologies. These choices are critical – not only are they necessary to comply with GAAP, they also reflect our view of the appropriate way to record and report our overall financial performance. All accounting policies are important, and all policies described in Note 1 (“Summary of Significant Accounting Policies”) beginning on page 119 of our 2015 Form 10-K should be reviewed for a greater understanding of how we record and report our financial performance.

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

We rely heavily on the use of judgment, assumptions, and estimates to make a number of core decisions, including accounting for the ALLL; contingent liabilities, guarantees and income taxes; derivatives and related hedging activities; and assets and liabilities that involve valuation methodologies. In addition, we may employ outside valuation experts to assist us in determining fair values of certain assets and liabilities. A brief discussion of each of these areas appears on pages 103 through 107 of our 2015 Form 10-K.

At March 31, 2016, $16 billion, or 17%, of our total assets were measured at fair value on a recurring basis. Approximately 98% of these assets, before netting adjustments, were classified as Level 1 or Level 2 within the fair value hierarchy. At March 31, 2016, $1 billion, or 2%, of our total liabilities were measured at fair value on a recurring basis. All of these liabilities were classified as Level 1 or Level 2.

During the first quarter of 2016, $30 million of our total assets were measured at fair value on a nonrecurring basis. All of these assets were classified as Level 3. At March 31, 2016, there were no liabilities measured at fair value on a nonrecurring basis.

During the first three months of 2016, we did not significantly alter the manner in which we applied our critical accounting policies or developed related assumptions and estimates.

European Sovereign and Non-Sovereign Debt Exposures

Our total European sovereign and non-sovereign debt exposure is presented in Figure 43.

Figure 43. European Sovereign and Non-Sovereign Debt Exposures

	Short-and Long-	Foreign Exchange
March 31, 2016	Term Commercial	and Derivatives	Net
in millions	Total (a)	with Collateral (b)	Exposure
France:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	$1	$1
Non-sovereign non-financial institutions	$14	—	14

Total	14	1	15
Germany:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	186	—	186

Total	186	—	186
Greece:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	—	—	—

Total	—	—	—
Iceland:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	—	—	—

Total	—	—	—
Ireland:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	—	—	—

Total	—	—	—
Italy:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	31	—	31

Total	31	—	31
Netherlands:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	12	—	12

Total	12	—	12
Portugal:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	—	—	—

Total	—	—	—
Spain:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	20	—	20

Total	20	—	20
Switzerland:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	(1)	(1)
Non-sovereign non-financial institutions	61	—	61

Total	61	(1)	60
United Kingdom:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	117	117
Non-sovereign non-financial institutions	78	—	78

Total	78	117	195
Other Europe: (c)
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	69	—	69

Total	69	—	69
Total Europe:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	117	117
Non-sovereign non-financial institutions	471	—	471

Total	$471	$117	$588

(a)	Represents our outstanding leases.
(b)	Represents contracts to hedge our balance sheet asset and liability needs, and to accommodate our clients’ trading and/or hedging needs. Our derivative mark-to-market exposures are calculated and reported on a daily basis. These exposures are largely covered by cash or highly marketable securities collateral with daily collateral calls.
(c)	Other Europe consists of the following countries: Austria, Belarus, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Finland, Hungary, Lithuania, Luxembourg, Malta, Norway, Poland, Romania, Russia, Slovakia, Slovenia, Sweden, and Ukraine. 100% of our exposure in Other Europe is in Belgium, Finland, and Sweden.

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

For a discussion of certain risk factors affecting us, see the section titled “Supervision and Regulation” in Part I, Item 1. Business, on pages 9-18 of our 2015 Form 10-K; Part I, Item 1A. Risk Factors, on pages 18-30 of our 2015 Form 10-K; the section titled “Supervision and regulation” in this Form 10-Q; and our disclosure regarding forward-looking statements in this Form 10-Q.

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

In January 2015, we submitted to the Federal Reserve and provided to the OCC our 2015 capital plan under the annual CCAR process. On March 11, 2015, the Federal Reserve announced that it did not object to our 2015 capital plan. The 2015 capital plan includes a common share repurchase program of up to $725 million. Share repurchases under the capital plan were authorized by our Board and include repurchases to offset issuances of common shares under our employee compensation plans. Common share repurchases under the 2015 capital plan were suspended in the fourth quarter of 2015 due to our pending acquisition of First Niagara. Share repurchases were included in our 2016 capital plan, which we submitted to the Federal Reserve and provided to the OCC in April 2016 under the annual CCAR process.

The following table summarizes our repurchases of our common shares for the three months ended March 31, 2016.

Calendar month	Total number of shares repurchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased as part of publicly announced plans or programs (b)
January 1 - 31	2,908	$13.07	—	42,337,106
February 1 - 29	452,263	10.93	—	44,316,501
March 1 - 31	422,470	11.12	—	41,924,152

Total	877,641	$11.03	—

(a)	Includes common shares deemed surrendered by employees in connection with our stock compensation and benefit plans to satisfy tax obligations. There were no common shares repurchased in the open market during the first quarter of 2016.
(b)	Calculated using the remaining general repurchase amount divided by the closing price of KeyCorp common shares as follows: on January 31, 2016, at $11.16; on February 29, 2016, at $10.55; and on March 31, 2016, at $11.04.

Item 6.	Exhibits

3	Second Amended and Restated Regulations of KeyCorp, effective March 23, 2016.

15	Acknowledgment of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from KeyCorp’s Form 10-Q Report for the quarterly period ended March 31, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

Information Available on Website

KeyCorp makes available free of charge on its website, www.key.com, its 2015 Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports as soon as reasonably practicable after KeyCorp electronically files such material with, or furnishes it to, the SEC. We also make available a summary of filings made with the SEC of statements of beneficial ownership of our equity securities filed by our directors and officers under Section 16 of the Exchange Act. The “Regulatory Disclosures and Filings” tab of the investor relations section of our website includes public disclosures concerning our annual and mid-year stress-testing activities under the Dodd-Frank Act. Information contained on or accessible through our website or any other website referenced in this report is not part of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

KEYCORP
(Registrant)

Date: May 5, 2016	By:	/s/ Douglas M. Schosser
Douglas M. Schosser
Chief Accounting Officer (Principal Accounting Officer)