Form 10-Q
period 2016-06-30
KEYCORP /NEW/
filed 2016-08-05
CIK 91576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares with a par value of $1 each	1,082,180,931 Shares
Title of class	Outstanding at August 1, 2016

KEYCORP

PART I. FINANCIAL INFORMATION

Throughout the Notes to Consolidated Financial Statements (Unaudited) and Management’s Discussion & Analysis of Financial Condition & Results of Operations, we use certain acronyms and abbreviations as defined in Note 1 (“Basis of Presentation and Accounting Policies”) that begins on page 10.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheets

in millions, except per share data	June 30, 2016	December 31, 2015	June 30, 2015
	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$496	$607	$693
Short-term investments	6,599	2,707	3,222
Trading account assets	965	788	674
Securities available for sale	14,552	14,218	14,244
Held-to-maturity securities (fair value: $4,889, $4,848, and $4,992)	4,832	4,897	5,022
Other investments	577	655	703
Loans, net of unearned income of $615, $646, and $657	62,098	59,876	58,264
Less: Allowance for loan and lease losses	854	796	796

Net loans	61,244	59,080	57,468
Loans held for sale	442	639	835
Premises and equipment	742	779	788
Operating lease assets	399	340	296
Goodwill	1,060	1,060	1,057
Other intangible assets	50	65	83
Corporate-owned life insurance	3,568	3,541	3,502
Derivative assets	1,234	619	536
Accrued income and other assets	2,673	3,290	3,312
Discontinued assets (including $3 and $4 million of portfolio loans at fair value and $179 million of portfolio loans held for sale at fair value, see Note 11)	1,717	1,846	2,169

Total assets	$101,150	$95,131	$94,604

LIABILITIES
Deposits in domestic offices:
NOW and money market deposit accounts	$40,195	$37,089	$36,024
Savings deposits	2,355	2,341	2,370
Certificates of deposit ($100,000 or more)	3,381	2,392	2,032
Other time deposits	3,267	3,127	3,105

Total interest-bearing deposits	49,198	44,949	43,531
Noninterest-bearing deposits	26,127	26,097	26,640
Deposits in foreign office — interest-bearing	—	—	498

Total deposits	75,325	71,046	70,669
Federal funds purchased and securities sold under repurchase agreements	360	372	444
Bank notes and other short-term borrowings	687	533	528
Derivative liabilities	746	632	560
Accrued expense and other liabilities	1,326	1,605	1,537
Long-term debt	11,388	10,184	10,265

Total liabilities	89,832	84,372	84,003

EQUITY
Preferred stock, $1 par value, authorized 25,000,000 shares:
7.75% Noncumulative Perpetual Convertible Preferred Stock, Series A, $100 liquidation preference; authorized 2,900,234 shares; issued 2,900,234, 2,900,234, and 2,900,234 shares	290	290	290
Common shares, $1 par value; authorized 1,400,000,000 shares; issued 1,016,969,905, 1,016,969,905, and 1,016,969,905 shares	1,017	1,017	1,017
Capital surplus	3,835	3,922	3,898
Retained earnings	9,166	8,922	8,614
Treasury stock, at cost (174,267,011, 181,218,648, and 173,362,345 shares)	(2,881)	(3,000)	(2,884)
Accumulated other comprehensive income (loss)	(114)	(405)	(345)

Key shareholders’ equity	11,313	10,746	10,590
Noncontrolling interests	5	13	11

Total equity	11,318	10,759	10,601

Total liabilities and equity	$101,150	$95,131	$94,604

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
dollars in millions, except per share amounts	2016	2015	2016	2015
INTEREST INCOME
Loans	$567	$532	$1,129	$1,055
Loans held for sale	5	12	13	19
Securities available for sale	74	72	149	142
Held-to-maturity securities	24	24	48	48
Trading account assets	6	5	13	10
Short-term investments	6	2	10	4
Other investments	2	5	5	10

Total interest income	684	652	1,367	1,288

INTEREST EXPENSE
Deposits	34	26	65	52
Bank notes and other short-term borrowings	3	2	5	4
Long-term debt	50	40	96	77

Total interest expense	87	68	166	133

NET INTEREST INCOME	597	584	1,201	1,155
Provision for credit losses	52	41	141	76

Net interest income after provision for credit losses	545	543	1,060	1,079

NONINTEREST INCOME
Trust and investment services income	110	111	219	220
Investment banking and debt placement fees	98	141	169	209
Service charges on deposit accounts	68	63	133	124
Operating lease income and other leasing gains	18	24	35	43
Corporate services income	53	43	103	86
Cards and payments income	52	47	98	89
Corporate-owned life insurance income	28	30	56	61
Consumer mortgage income	3	4	5	7
Mortgage servicing fees	10	9	22	22
Net gains (losses) from principal investing	11	11	11	40
Other income (a)	22	5	53	24

Total noninterest income	473	488	904	925

NONINTEREST EXPENSE
Personnel	427	408	831	797
Net occupancy	59	66	120	131
Computer processing	45	42	88	80
Business services and professional fees	40	42	81	75
Equipment	21	22	42	44
Operating lease expense	14	12	27	23
Marketing	22	15	34	23
FDIC assessment	8	8	17	16
Intangible asset amortization	7	9	15	18
OREO expense, net	2	1	3	3
Other expense	106	86	196	170

Total noninterest expense	751	711	1,454	1,380

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	267	320	510	624
Income taxes	69	84	125	158

INCOME (LOSS) FROM CONTINUING OPERATIONS	198	236	385	466
Income (loss) from discontinued operations, net of taxes of $2, $2, $2, and $5 (see Note 11)	3	3	4	8

NET INCOME (LOSS)	201	239	389	474
Less: Net income (loss) attributable to noncontrolling interests	(1)	1	(1)	3

NET INCOME (LOSS) ATTRIBUTABLE TO KEY	$202	$238	$390	$471

Income (loss) from continuing operations attributable to Key common shareholders	$193	$230	$375	$452
Net income (loss) attributable to Key common shareholders	196	233	379	460
Per common share:
Income (loss) from continuing operations attributable to Key common shareholders	$.23	$.27	$.45	$.53
Income (loss) from discontinued operations, net of taxes	—	—	—	.01
Net income (loss) attributable to Key common shareholders (b)	.23	.28	.45	.54
Per common share — assuming dilution:
Income (loss) from continuing operations attributable to Key common shareholders	$.23	$.27	$.44	$.52
Income (loss) from discontinued operations, net of taxes	—	—	—	.01
Net income (loss) attributable to Key common shareholders (b)	.23	.27	.45	.53
Cash dividends declared per common share	$.085	$.075	$.16	$.14
Weighted-average common shares outstanding (000)	831,899	839,454	829,640	843,992
Effect of convertible preferred stock	—	—	—	—
Effect of common share options and other stock awards	6,597	6,858	7,138	7,695

Weighted-average common shares and potential common shares outstanding (000) (c)	838,496	846,312	836,778	851,687

(a)	For the three months ended June 30, 2016, and June 30, 2015, net securities gains (losses) totaled less than $1 million. For the three months ended June 30, 2016, and June 30, 2015, we did not have any impairment losses related to securities.
(b)	EPS may not foot due to rounding.
(c)	Assumes conversion of common share options and other stock awards and/or convertible preferred stock, as applicable.

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
in millions	2016	2015	2016	2015
Net income (loss)	$201	$239	$389	$474
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale, net of income taxes of $35, ($31), $111 and $2	59	(51)	187	4
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of $22, ($10), $56, and $9	36	(17)	94	15
Foreign currency translation adjustments, net of income taxes of $1, $0, $4, and ($8)	2	—	7	(13)
Net pension and postretirement benefit costs, net of income taxes of $1, $2, $5, and $3	2	2	3	5

Total other comprehensive income (loss), net of tax	99	(66)	291	11

Comprehensive income (loss)	300	173	680	485
Less: Comprehensive income attributable to noncontrolling interests	(1)	1	(1)	3

Comprehensive income (loss) attributable to Key	$301	$172	$681	$482

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Changes in Equity (Unaudited)

	Key Shareholders’ Equity
dollars in millions, except per share amounts	Preferred Shares Outstanding (000)	Common Shares Outstanding (000)	Preferred Stock	Common Shares	Capital Surplus	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
BALANCE AT DECEMBER 31, 2014	2,905	859,403	$291	$1,017	$3,986	$8,273	$(2,681)	$(356)	$12
Net income (loss)						471			3
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale, net of income taxes of $2								4
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of $9								15
Foreign currency translation adjustments, net of income taxes of ($8)								(13)
Net pension and postretirement benefit costs, net of income taxes of $3								5
Deferred compensation					12
Cash dividends declared on common shares ($.14 per share)						(119)
Cash dividends declared on Noncumulative Series A Preferred Stock ($3.875 per share)						(11)
Common shares repurchased		(22,881)					(325)
Series A Preferred Stock exchanged for common shares	(5)	33	(1)				1
Common shares reissued (returned) for stock options and other employee benefit plans		7,053			(100)		121
Net contribution from (distribution to) noncontrolling interests									(4)

BALANCE AT JUNE 30, 2015	2,900	843,608	$290	$1,017	$3,898	$8,614	$(2,884)	$(345)	$11

BALANCE AT DECEMBER 31, 2015	2,900	835,751	$290	$1,017	$3,922	$8,922	$(3,000)	$(405)	$13
Net income (loss)						390			(1)
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale, net of income taxes of $111								187
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of $56								94
Foreign currency translation adjustments, net of income taxes of $4								7
Net pension and postretirement benefit costs, net of income taxes of $5								3
Deferred compensation					(4)
Cash dividends declared on common shares ($.16 per share)						(135)
Cash dividends declared on Noncumulative Series A Preferred Stock ($3.875 per share)						(11)
Common shares reissued (returned) for stock options and other employee benefit plans		6,952			(83)		119
Net contribution from (distribution to) noncontrolling interests									(7)

BALANCE AT JUNE 30, 2016	2,900	842,703	$290	$1,017	$3,835	$9,166	$(2,881)	$(114)	$5

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
in millions	2016	2015
OPERATING ACTIVITIES
Net income (loss)	$389	$474
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for credit losses	141	76
Depreciation, amortization and accretion expense, net	124	116
Increase in cash surrender value of corporate-owned life insurance	(49)	(50)
Stock-based compensation expense	36	33
FDIC reimbursement (payments), net of FDIC expense	—	(1)
Deferred income taxes (benefit)	27	(27)
Proceeds from sales of loans held for sale	2,940	3,726
Originations of loans held for sale, net of repayments	(2,691)	(3,756)
Net losses (gains) on sales of loans held for sale	(31)	(55)
Net losses (gains) from principal investing	(11)	(40)
Net losses (gains) and writedown on OREO	2	2
Net losses (gains) on leased equipment	1	(9)
Net securities losses (gains)	—	1
Net losses (gains) on sales of fixed assets	3	2
Net decrease (increase) in trading account assets	(177)	76
Other operating activities, net	20	(509)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	724	59
INVESTING ACTIVITIES
Net decrease (increase) in short-term investments, excluding acquisitions	(3,892)	1,047
Purchases of securities available for sale	(1,614)	(2,451)
Proceeds from sales of securities available for sale	—	11
Proceeds from prepayments and maturities of securities available for sale	1,565	1,547
Proceeds from prepayments and maturities of held-to-maturity securities	586	566
Purchases of held-to-maturity securities	(523)	(575)
Purchases of other investments	(24)	(20)
Proceeds from sales of other investments	77	77
Proceeds from prepayments and maturities of other investments	1	5
Net decrease (increase) in loans, excluding acquisitions, sales and transfers	(2,429)	(1,128)
Proceeds from sales of portfolio loans	72	67
Proceeds from corporate-owned life insurance	22	26
Purchases of premises, equipment, and software	(30)	(17)
Proceeds from sales of OREO	7	10

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(6,182)	(835)
FINANCING ACTIVITIES
Net increase (decrease) in deposits, excluding acquisitions	4,279	(1,329)
Net increase (decrease) in short-term borrowings	142	(26)
Net proceeds from issuance of long-term debt	1,578	2,750
Payments on long-term debt	(509)	(141)
Repurchase of common shares	—	(325)
Net proceeds from reissuance of common shares	3	17
Cash dividends paid	(146)	(130)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	5,347	816

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	(111)	40
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	607	653

CASH AND DUE FROM BANKS AT END OF PERIOD	$496	$693

Additional disclosures relative to cash flows:
Interest paid	$190	$149
Income taxes paid (refunded)	59	90
Noncash items:
Reduction of secured borrowing and related collateral	$33	$103
Loans transferred to portfolio from held for sale	6	—
Loans transferred to held for sale from portfolio	28	16
Loans transferred to OREO	10	12

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

AICPA: American Institute of Certified Public Accountants.	KCDC: Key Community Development Corporation.
ALCO: Asset/Liability Management Committee.	KEF: Key Equipment Finance.
ALLL: Allowance for loan and lease losses.	KPP: Key Principal Partners.
A/LM: Asset/liability management.	KREEC: Key Real Estate Equity Capital, Inc.
AOCI: Accumulated other comprehensive income (loss).	LCR: Liquidity coverage ratio.
APBO: Accumulated postretirement benefit obligation.	LIBOR: London Interbank Offered Rate.
Austin: Austin Capital Management, Ltd.	LIHTC: Low-income housing tax credit.
BHCs: Bank holding companies.	Moody’s: Moody’s Investor Services, Inc.
Board: KeyCorp Board of Directors.	MRM: Market Risk Management group.
CCAR: Comprehensive Capital Analysis and Review.	N/A: Not applicable.
CMBS: Commercial mortgage-backed securities.	NASDAQ: The NASDAQ Stock Market LLC.
CMO: Collateralized mortgage obligation.	NAV: Net asset value.
Common shares: KeyCorp common shares, $1 par value.	N/M: Not meaningful.
DIF: Deposit Insurance Fund of the FDIC.	NOW: Negotiable Order of Withdrawal.
Dodd-Frank Act: Dodd-Frank Wall Street Reform and	NPR: Notice of proposed rulemaking.
Consumer Protection Act of 2010.	NYSE: New York Stock Exchange.
EBITDA: Earnings before interest, taxes, depreciation, and	OCC: Office of the Comptroller of the Currency.
amortization.	OCI: Other comprehensive income (loss).
EPS: Earnings per share.	OREO: Other real estate owned.
ERISA: Employee Retirement Income Security Act of 1974.	OTTI: Other-than-temporary impairment.
ERM: Enterprise risk management.	PBO: Projected benefit obligation.
EVE: Economic value of equity.	PCI: Purchased credit impaired.
FASB: Financial Accounting Standards Board.	S&P: Standard and Poor’s Ratings Services, a Division of The
FDIC: Federal Deposit Insurance Corporation.	McGraw-Hill Companies, Inc.
Federal Reserve: Board of Governors of the Federal Reserve	SEC: U.S. Securities and Exchange Commission.
System.	Series A Preferred Stock: KeyCorp’s 7.750% Noncumulative
FHLB: Federal Home Loan Bank of Cincinnati.	Perpetual Convertible Preferred Stock, Series A.
FHLMC: Federal Home Loan Mortgage Corporation.	SIFIs: Systemically important financial institutions, including
First Niagara: First Niagara Financial Group, Inc.	BHCs with total consolidated assets of at least $50 billion
(NASDAQ: FNFG).	and nonbank financial companies designated by FSOC for
FNMA: Federal National Mortgage Association, or Fannie Mae.	supervision by the Federal Reserve.
FSOC: Financial Stability Oversight Council.	TDR: Troubled debt restructuring.
GAAP: U.S. generally accepted accounting principles.	TE: Taxable-equivalent.
GNMA: Government National Mortgage Association.	U.S. Treasury: United States Department of the Treasury.
ISDA: International Swaps and Derivatives Association.	VaR: Value at risk.
KAHC: Key Affordable Housing Corporation.	VEBA: Voluntary Employee Beneficiary Association.
KCC: Key Capital Corporation.	VIE: Variable interest entity.

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

Accounting Guidance Pending Adoption at June 30, 2016

Financial instruments. In June 2016, the FASB issued new accounting guidance that changes the methodology for recognizing credit losses related to financial instruments. Under current GAAP, a credit loss is not recognized until it is probable the loss has been incurred. The new accounting guidance eliminates that threshold and expands the information required for an entity to consider when developing an estimate of expected credit losses, including the use of forecasted information. Entities will be required to present financial assets measured on an amortized cost basis at the net amount that is expected to be collected. This new guidance will impact the accounting for our loans, debt securities available for sale, and liability for credit losses on unfunded lending-related commitments as well as purchased financial assets with a more than insignificant amount of credit deterioration since origination. This accounting guidance will be effective for interim and annual reporting periods beginning after December 15, 2019 (effective January 1, 2020, for us). Early adoption is permitted but only for interim and annual reporting periods beginning after December 15, 2018. This guidance must be implemented using a modified retrospective basis except a prospective approach must be used for debt securities for which an other-than-

temporary impairment had been recognized before the effective date. A prospective transition approach also should be used for purchased financial assets with credit deterioration. We are currently evaluating the impact that this accounting guidance may have on our financial condition or results of operations.

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

Revenue recognition. In May 2014, the FASB issued new accounting guidance that revises the criteria for determining when to recognize revenue from contracts with customers and expands disclosure requirements. This accounting guidance can be implemented using either a retrospective method or a cumulative-effect approach. In August 2015, the FASB issued an update that defers the effective date of the revenue recognition guidance by one year. This new guidance will be effective for interim and annual reporting periods beginning after December 15, 2017 (effective January 1, 2018, for us). Early adoption is permitted but only for interim and annual reporting periods beginning after December 15, 2016. We have elected to implement this new accounting guidance using a cumulative-effect approach. Our preliminary analysis suggests that the adoption of this accounting guidance is not expected to have a material effect on our financial condition or results of operations. There are many aspects of this new accounting guidance that are still being interpreted, and the FASB has recently issued updates to certain aspects of the guidance to address implementation issues. For example, the FASB issued accounting guidance in March 2016 to clarify principal versus agent considerations and additional guidance in April 2016 to clarify the identification of performance obligations and the licensing implementation guidance. In May 2016, the FASB issued narrow-scope improvements related to collectability, sales tax and noncash consideration, and practical expedients for contract modifications and completed contracts. The results of our materiality analysis may change based on the conclusions reached as to the application of the new guidance.

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

Our basic and diluted earnings per common share are calculated as follows:

	Three months ended June 30,		Six months ended June 30,
dollars in millions, except per share amounts	2016	2015	2016	2015
EARNINGS
Income (loss) from continuing operations	$198	$236	$385	$466
Less: Net income (loss) attributable to noncontrolling interests	(1)	1	(1)	3

Income (loss) from continuing operations attributable to Key	199	235	386	463
Less: Dividends on Series A Preferred Stock	6	5	11	11

Income (loss) from continuing operations attributable to Key common shareholders	193	230	375	452
Income (loss) from discontinued operations, net of taxes (a)	3	3	4	8

Net income (loss) attributable to Key common shareholders	$196	$233	$379	$460

WEIGHTED-AVERAGE COMMON SHARES
Weighted-average common shares outstanding (000)	831,899	839,454	829,640	843,992
Effect of convertible preferred stock	—	—	—	—
Effect of common share options and other stock awards	6,597	6,858	7,138	7,695

Weighted-average common shares and potential common shares outstanding (000) (b)	838,496	846,312	836,778	851,687

EARNINGS PER COMMON SHARE

Income (loss) from continuing operations attributable to Key common shareholders	$.23	$.27	$.45	$.53
Income (loss) from discontinued operations, net of taxes (a)	—	—	—	.01
Net income (loss) attributable to Key common shareholders (c)	.23	.28	.45	.54

Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$.23	$.27	$.44	$.52
Income (loss) from discontinued operations, net of taxes (a)	—	—	—	.01
Net income (loss) attributable to Key common shareholders — assuming dilution (c)	.23	.27	.45	.53

(a)	In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. As a result of this decision, we have accounted for this business as a discontinued operation. For further discussion regarding the income (loss) from discontinued operations, see Note 11 (“Acquisitions and Discontinued Operations”).
(b)	Assumes conversion of common share options and other stock awards and/or convertible preferred stock, as applicable.
(c)	EPS may not foot due to rounding.

3. Loans and Loans Held for Sale

Our loans by category are summarized as follows:

in millions	June 30, 2016	December 31, 2015	June 30, 2015
Commercial, financial and agricultural (a)	$33,376	$31,240	$29,285
Commercial real estate:
Commercial mortgage	8,582	7,959	7,874
Construction	881	1,053	1,254

Total commercial real estate loans	9,463	9,012	9,128
Commercial lease financing (b)	3,988	4,020	4,010

Total commercial loans	46,827	44,272	42,423
Residential — prime loans:
Real estate — residential mortgage	2,285	2,242	2,252
Home equity loans	10,062	10,335	10,532

Total residential — prime loans	12,347	12,577	12,784
Consumer direct loans	1,584	1,600	1,595
Credit cards	813	806	753
Consumer indirect loans	527	621	709

Total consumer loans	15,271	15,604	15,841

Total loans (c) (d)	$62,098	$59,876	$58,264

(a)	Loan balances include $88 million, $85 million, and $89 million of commercial credit card balances at June 30, 2016, December 31, 2015, and June 30, 2015, respectively.
(b)	Commercial lease financing includes receivables held as collateral for a secured borrowing of $102 million, $134 million, and $191 million at June 30, 2016, December 31, 2015, and June 30, 2015, respectively. Principal reductions are based on the cash payments received from these related receivables. Additional information pertaining to this secured borrowing is included in Note 18 (“Long-Term Debt”) beginning on page 208 of our 2015 Form 10-K.
(c)	At June 30, 2016, total loans include purchased loans of $104 million, of which $11 million were PCI loans. At December 31, 2015, total loans include purchased loans of $114 million, of which $11 million were PCI loans. At June 30, 2015, total loans include purchased loans of $125 million, of which $12 million were PCI loans.
(d)	Total loans exclude loans of $1.7 billion at June 30, 2016, $1.8 billion at December 31, 2015, and $2 billion at June 30, 2015, related to the discontinued operations of the education lending business. Additional information pertaining to these loans is provided in Note 11 (“Acquisitions and Discontinued Operations”).

Our loans held for sale are summarized as follows:

in millions	June 30, 2016	December 31, 2015	June 30, 2015
Commercial, financial and agricultural	$150	$76	$217
Real estate — commercial mortgage	270	532	576
Commercial lease financing	3	14	7
Real estate — residential mortgage	19	17	35

Total loans held for sale	$442	$639	$835

Our quarterly summary of changes in loans held for sale follows:

in millions	June 30, 2016	December 31, 2015	June 30, 2015
Balance at beginning of the period	$684	$916	$1,649
New originations	1,539	1,655	1,650
Transfers from (to) held to maturity, net	22	22	6
Loan sales	(1,802)	(1,943)	(2,466)
Loan draws (payments), net	(1)	(11)	(4)

Balance at end of period	$442	$639	$835

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

Our nonperforming assets and past due loans were as follows:

in millions	June 30, 2016	December 31, 2015	June 30, 2015
Total nonperforming loans (a), (b)	$619	$387	$419
OREO (c)	15	14	20
Other nonperforming assets	3	2	1

Total nonperforming assets(a)	$637	$403	$440

Nonperforming assets from discontinued operations—education lending (d)	$5	$7	$6

Restructured loans included in nonperforming loans(a)	$133	$159	$170
Restructured loans with an allocated specific allowance (e)	54	69	79
Specifically allocated allowance for restructured loans (f)	34	30	36

Accruing loans past due 90 days or more	$70	$72	$66
Accruing loans past due 30 through 89 days	203	208	181

(a)	Nonperforming loan balances exclude $11 million, $11 million, and $12 million of PCI loans at June 30, 2016, December 31, 2015, and June 30, 2015, respectively.
(b)	Includes carrying value of consumer residential mortgage loans in the process of foreclosure of approximately $111 million, $114 million, and $116 million at June 30, 2016, December 31, 2015, and June 30, 2015, respectively.
(c)	Includes carrying value of foreclosed residential real estate of approximately $12 million, $11 million, and $15 million at June 30, 2016, December 31, 2015, and June 30, 2015, respectively.
(d)	Restructured loans of approximately $22 million, $21 million, and $19 million are included in discontinued operations at June 30, 2016, December 31, 2015, and June 30, 2015, respectively. See Note 11 (“Acquisitions and Discontinued Operations”) for further discussion.
(e)	Included in individually impaired loans allocated a specific allowance.
(f)	Included in allowance for individually evaluated impaired loans.

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

At June 30, 2016, the outstanding unpaid principal balance and carrying value of all PCI loans was $16 million and $11 million, respectively, compared to $17 million and $11 million, respectively, at December 31, 2015, and $18 million and $12 million, respectively, at June 30, 2015. Changes in the accretable yield during the first six months of 2016 included accretion and net reclassifications of less than $1 million, resulting in an ending balance of $5 million at June 30, 2016. Changes in the accretable yield during 2015 included accretion and net reclassifications of less than $1 million, resulting in an ending balance of $5 million at December 31, 2015, which was primarily unchanged from the ending balance at December 31, 2014, given that accretion and net reclassifications were less than $1 million during 2015. Changes in the accretable yield during the first six months of 2015 included accretion and net reclassifications of less than $1 million, resulting in an ending balance of $5 million at June 30, 2015.

At June 30, 2016, the approximate carrying amount of our commercial nonperforming loans outstanding represented 83% of their original contractual amount owed, total nonperforming loans outstanding represented 83% of their original contractual amount owed, and nonperforming assets in total were carried at 83% of their original contractual amount owed.

At June 30, 2016, our 20 largest nonperforming loans totaled $331 million, representing 54% of total loans on nonperforming status. At June 30, 2015, our 20 largest nonperforming loans totaled $120 million, representing 29% of total loans on nonperforming status.

Nonperforming loans and loans held for sale reduced expected interest income by $12 million for the six months ended June 30, 2016, and $8 million for the six months ended June 30, 2015.

The following tables set forth a further breakdown of individually impaired loans as of June 30, 2016, December 31, 2015, and June 30, 2015:

June 30, 2016 in millions	Recorded Investment (a)	Unpaid Principal Balance (b)	Specific Allowance	Average Recorded Investment
With no related allowance recorded:
Commercial, financial and agricultural	$293	$328	—	$276
Commercial real estate:
Commercial mortgage	5	7	—	5
Construction	21	29	—	15

Total commercial real estate loans	26	36	—	20

Total commercial loans	319	364	—	296

Real estate — residential mortgage	22	22	—	23
Home equity loans	65	65	—	66
Consumer indirect loans	1	1	—	1

Total consumer loans	88	88	—	90

Total loans with no related allowance recorded	407	452	—	386

With an allowance recorded:
Commercial, financial and agricultural	29	30	$16	65
Commercial real estate:
Commercial mortgage	—	—	—	2

Total commercial real estate loans	—	—	—	2

Total commercial loans	29	30	16	67

Real estate — residential mortgage	31	31	3	32
Home equity loans	66	66	20	65
Consumer direct loans	3	3	—	3
Credit cards	3	3	—	3
Consumer indirect loans	32	32	2	33

Total consumer loans	135	135	25	136

Total loans with an allowance recorded	164	165	41	203

Total	$571	$617	$41	$589

(a)	The Recorded Investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on our consolidated balance sheet.
(b)	The Unpaid Principal Balance represents the customer’s legal obligation to us.

December 31, 2015 in millions	Recorded Investment (a)	Unpaid Principal Balance (b)	Specific Allowance	Average Recorded Investment
With no related allowance recorded:
Commercial, financial and agricultural	$40	$74	—	$23
Commercial real estate:
Commercial mortgage	5	8	—	10
Construction	5	5	—	5

Total commercial real estate loans	10	13	—	15

Total commercial loans	50	87	—	38

Real estate — residential mortgage	23	23	—	24
Home equity loans	61	61	—	62
Consumer indirect loans	1	1	—	1

Total consumer loans	85	85	—	87

Total loans with no related allowance recorded	135	172	—	125
With an allowance recorded:
Commercial, financial and agricultural	28	43	$7	33
Commercial real estate:
Commercial mortgage	5	6	1	6
Construction	—	—	—	1

Total commercial real estate loans	5	6	1	7

Total commercial loans	33	49	8	40

Real estate — residential mortgage	33	33	4	32
Home equity loans	64	64	20	60
Consumer direct loans	3	3	—	4
Credit cards	3	3	—	4
Consumer indirect loans	37	37	3	40

Total consumer loans	140	140	27	140

Total loans with an allowance recorded	173	189	35	180

Total	$308	$361	$35	$305

(a)	The Recorded Investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on our consolidated balance sheet.
(b)	The Unpaid Principal Balance represents the customer’s legal obligation to us.

June 30, 2015 in millions	Recorded Investment (a)	Unpaid Principal Balance (b)	Specific Allowance	Average Recorded Investment
With no related allowance recorded:
Commercial, financial and agricultural	$9	$56	—	$15
Commercial real estate:
Commercial mortgage	10	14	—	12
Construction	7	7	—	7

Total commercial real estate loans	17	21	—	19

Total commercial loans	26	77	—	34

Real estate — residential mortgage	22	22	—	22
Home equity loans	62	62	—	63
Consumer indirect loans	1	1	—	1

Total consumer loans	85	85	—	86

Total loans with no related allowance recorded	111	162	—	120
With an allowance recorded:
Commercial, financial and agricultural	73	86	$24	67
Commercial real estate:
Commercial mortgage	6	7	1	6

Total commercial real estate loans	6	7	1	6

Total commercial loans	79	93	25	73

Real estate — residential mortgage	33	33	5	33
Home equity loans	63	63	19	62
Consumer direct loans	3	3	—	3
Credit cards	3	3	—	3
Consumer indirect loans	42	42	3	42

Total consumer loans	144	144	27	143

Total loans with an allowance recorded	223	237	52	216

Total	$334	$399	$52	$336

(a)	The Recorded Investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on our consolidated balance sheet.
(b)	The Unpaid Principal Balance represents the customer’s legal obligation to us.

For the six months ended June 30, 2016, and June 30, 2015, interest income recognized on the outstanding balances of accruing impaired loans totaled $6 million and $3 million, respectively.

At June 30, 2016, aggregate restructured loans (accrual and nonaccrual loans) totaled $277 million, compared to $280 million at December 31, 2015, and $300 million at June 30, 2015. During the first six months of 2016, we added $49 million in restructured loans, which were offset by $52 million in payments and charge-offs. During 2015, we added $99 million in restructured loans, which were partially offset by $89 million in payments and charge-offs. During the first six months of 2015, we added $73 million in restructured loans, which were partially offset by $43 million in payments and charge-offs.

A further breakdown of TDRs included in nonperforming loans by loan category as of June 30, 2016, follows:

June 30, 2016 dollars in millions	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
LOAN TYPE
Nonperforming:
Commercial, financial and agricultural	14	$50	$32
Commercial real estate:
Real estate — commercial mortgage	8	2	1

Total commercial real estate loans	8	2	1

Total commercial loans	22	52	33
Real estate — residential mortgage	307	19	19
Home equity loans	1,332	86	76
Consumer direct loans	28	1	1
Credit cards	267	1	1
Consumer indirect loans	81	4	3

Total consumer loans	2,015	111	100

Total nonperforming TDRs	2,037	163	133
Prior-year accruing: (a)
Commercial, financial and agricultural	6	30	20

Total commercial loans	6	30	20
Real estate — residential mortgage	536	35	35
Home equity loans	1,116	64	54
Consumer direct loans	39	2	2
Credit cards	478	3	2
Consumer indirect loans	415	59	31

Total consumer loans	2,584	163	124

Total prior-year accruing TDRs	2,590	193	144

Total TDRs	4,627	$356	$277

(a)	All TDRs that were restructured prior to January 1, 2016, and are fully accruing.

A further breakdown of TDRs included in nonperforming loans by loan category as of December 31, 2015, follows:

December 31, 2015 dollars in millions	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
LOAN TYPE
Nonperforming:
Commercial, financial and agricultural	12	$56	$45
Commercial real estate:
Real estate — commercial mortgage	12	30	7

Total commercial real estate loans	12	30	7

Total commercial loans	24	86	52
Real estate — residential mortgage	366	23	23
Home equity loans	1,262	85	76
Consumer direct loans	28	1	1
Credit cards	339	2	2
Consumer indirect loans	103	6	5

Total consumer loans	2,098	117	107

Total nonperforming TDRs	2,122	203	159
Prior-year accruing: (a)
Commercial, financial and agricultural	7	5	2
Commercial real estate:
Real estate — commercial mortgage	—	—	—

Total commercial real estate loans	—	—	—

Total commercial loans	7	5	2
Real estate — residential mortgage	489	34	34
Home equity loans	1,071	57	49
Consumer direct loans	42	2	2
Credit cards	461	4	2
Consumer indirect loans	430	59	32

Total consumer loans	2,493	156	119

Total prior-year accruing TDRs	2,500	161	121

Total TDRs	4,622	$364	$280

(a)	All TDRs that were restructured prior to January 1, 2015, and are fully accruing.

A further breakdown of TDRs included in nonperforming loans by loan category as of June 30, 2015, follows:

June 30, 2015 dollars in millions	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
LOAN TYPE
Nonperforming:
Commercial, financial and agricultural	12	$74	$58
Commercial real estate:
Real estate — commercial mortgage	12	32	8

Total commercial real estate loans	12	32	8

Total commercial loans	24	106	66
Real estate — residential mortgage	352	21	21
Home equity loans	1,193	80	73
Consumer direct loans	28	1	1
Credit cards	289	2	2
Consumer indirect loans	125	9	7

Total consumer loans	1,987	113	104

Total nonperforming TDRs	2,011	219	170
Prior-year accruing: (a)
Commercial, financial and agricultural	14	6	3
Commercial real estate:
Real estate — commercial mortgage	1	2	1

Total commercial real estate loans	1	2	1

Total commercial loans	15	8	4
Real estate — residential mortgage	491	36	36
Home equity loans	1,138	58	50
Consumer direct loans	48	2	2
Credit cards	489	3	2
Consumer indirect loans	492	62	36

Total consumer loans	2,658	161	126

Total prior-year accruing TDRs	2,673	169	130

Total TDRs	4,684	$388	$300

(a)	All TDRs that were restructured prior to January 1, 2015, and are fully accruing.

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

Commercial loan TDRs are considered defaulted when principal and interest payments are 90 days past due. Consumer loan TDRs are considered defaulted when principal and interest payments are more than 60 days past due. During the three months ended June 30, 2016, there were no commercial loan TDRs and 41 consumer loan TDRs with a combined recorded investment of $2 million that experienced payment defaults after modifications resulting in TDR status during 2015. During the three months ended June 30, 2015, there were no significant commercial loan TDRs and 65 consumer loan TDRs with a combined recorded investment of $3 million that experienced payment defaults from modifications resulting in TDR status during 2014. As TDRs are individually evaluated for impairment under the specific reserve methodology, subsequent defaults do not generally have a significant additional impact on the ALLL.

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

in millions	June 30, 2016	December 31, 2015	June 30, 2015
Commercial loans:
Interest rate reduction	$52	$51	$60
Forgiveness of principal	—	2	2
Other	1	1	8

Total	$53	$54	$70

Consumer loans:
Interest rate reduction	$128	$132	$142
Forgiveness of principal	3	8	4
Other	93	86	84

Total	$224	$226	$230

Total commercial and consumer TDRs (a)	$277	$280	$300
Total loans	62,098	59,876	58,264

(a)	Commitments outstanding to lend additional funds to borrowers whose loan terms have been modified in TDRs are $7 million, $9 million, and $8 million at June 30, 2016, December 31, 2015, and June 30, 2015, respectively.

Our policies for determining past due loans, placing loans on nonaccrual, applying payments on nonaccrual loans, and resuming accrual of interest for our commercial and consumer loan portfolios are disclosed in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Nonperforming Loans” beginning on page 121 of our 2015 Form 10-K.

At June 30, 2016, approximately $61.2 billion, or 98.5%, of our total loans were current, compared to approximately $59.2 billion, or 98.9% of total loans, at December 31, 2015, and approximately $57.6 billion, or 98.8% of total loans, at June 30, 2015. At June 30, 2016, total past due loans and nonperforming loans of $892 million represented approximately 1.4% of total loans, compared to $667 million, or 1.1% of total loans, at December 31, 2015, and $666 million, or 1.2% of total loans, at June 30, 2015.

The following aging analysis of past due and current loans as of June 30, 2016, December 31, 2015, and June 30, 2015, provides further information regarding Key’s credit exposure.

June 30, 2016 in millions	Current	30-59 Days Past Due	60-89 Days Past Due	90 and Greater Days Past Due	Nonperforming Loans	Total Past Due and Nonperforming Loans	Purchased Credit Impaired	Total Loans
LOAN TYPE
Commercial, financial and agricultural	$32,975	$46	$10	$24	$321	$401	—	$33,376
Commercial real estate:
Commercial mortgage	8,556	4	1	7	14	26	—	8,582
Construction	854	—	—	2	25	27	—	881

Total commercial real estate loans	9,410	4	1	9	39	53	—	9,463
Commercial lease financing	3,939	22	6	11	10	49	—	3,988

Total commercial loans	$46,324	$72	$17	$44	$370	$503	—	$46,827

Real estate — residential mortgage	$2,208	$9	$3	$1	$54	$67	$10	$2,285
Home equity loans	9,799	36	25	12	189	262	1	10,062
Consumer direct loans	1,557	18	3	5	1	27	—	1,584
Credit cards	796	5	3	7	2	17	—	813
Consumer indirect loans	511	9	3	1	3	16	—	527

Total consumer loans	$14,871	$77	$37	$26	$249	$389	$11	$15,271

Total loans	$61,195	$149	$54	$70	$619	$892	$11	$62,098

December 31, 2015 in millions	Current	30-59 Days Past Due	60-89 Days Past Due	90 and Greater Days Past Due	Nonperforming Loans	Total Past Due and Nonperforming Loans	Purchased Credit Impaired	Total Loans
LOAN TYPE
Commercial, financial and agricultural	$31,116	$11	$11	$20	$82	$124	—	$31,240
Commercial real estate:
Commercial mortgage	7,917	8	5	10	19	42	—	7,959
Construction	1,042	1	1	—	9	11	—	1,053

Total commercial real estate loans	8,959	9	6	10	28	53	—	9,012
Commercial lease financing	3,952	33	11	11	13	68	—	4,020

Total commercial loans	$44,027	$53	$28	$41	$123	$245	—	$44,272

Real estate — residential mortgage	$2,149	$14	$3	$2	$64	$83	$10	$2,242
Home equity loans	10,056	50	24	14	190	278	1	10,335
Consumer direct loans	1,580	10	3	5	2	20	—	1,600
Credit cards	785	6	4	9	2	21	—	806
Consumer indirect loans	601	9	4	1	6	20	—	621

Total consumer loans	$15,171	$89	$38	$31	$264	$422	$11	$15,604

Total loans	$59,198	$142	$66	$72	$387	$667	$11	$59,876

June 30, 2015 in millions	Current	30-59 Days Past Due	60-89 Days Past Due	90 and Greater Days Past Due	Nonperforming Loans	Total Past Due and Nonperforming Loans	Purchased Credit Impaired	Total Loans
LOAN TYPE
Commercial, financial and agricultural	$29,137	$26	$5	$17	$100	$148	—	$29,285
Commercial real estate:
Commercial mortgage	7,823	6	2	17	26	51	—	7,874
Construction	1,242	—	—	—	12	12	—	1,254

Total commercial real estate loans	9,065	6	2	17	38	63	—	9,128
Commercial lease financing	3,967	20	3	2	18	43	—	4,010

Total commercial loans	$42,169	$52	$10	$36	$156	$254	—	$42,423

Real estate — residential mortgage	$2,155	$13	$3	$3	$67	$86	$11	$2,252
Home equity loans	10,264	47	24	12	184	267	1	10,532
Consumer direct loans	1,577	8	3	6	1	18	—	1,595
Credit cards	735	5	3	8	2	18	—	753
Consumer indirect loans	686	10	3	1	9	23	—	709

Total consumer loans	$15,417	$83	$36	$30	$263	$412	$12	$15,841

Total loans	$57,586	$135	$46	$66	$419	$666	$12	$58,264

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

Credit quality indicators for our commercial and consumer loan portfolios, excluding $11 million, $11 million, and $12 million of PCI loans at June 30, 2016, December 31, 2015, and June 30, 2015, respectively, based on regulatory classification and payment activity as of June 30, 2016, December 31, 2015, and June 30, 2015, are as follows:

Commercial Credit Exposure

Credit Risk Profile by Creditworthiness Category (a)(b)

in millions
	Commercial, financial and agricultural			RE — Commercial			RE — Construction
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
RATING	2016	2015	2015	2016	2015	2015	2016	2015	2015
Pass	$31,700	$29,921	$28,169	$8,380	$7,800	$7,603	$831	$1,007	$1,222
Criticized (Accruing)	1,354	1,236	1,015	188	139	245	25	37	20
Criticized (Nonaccruing)	322	83	101	14	20	26	25	9	12

Total	$33,376	$31,240	$29,285	$8,582	$7,959	$7,874	$881	$1,053	$1,254

	Commercial Lease			Total
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
RATING	2016	2015	2015	2016	2015	2015
Pass	$3,932	$3,967	$3,944	$44,843	$42,695	$40,938
Criticized (Accruing)	46	38	48	1,613	1,450	1,328
Criticized (Nonaccruing)	10	15	18	371	127	157

Total	$3,988	$4,020	$4,010	$46,827	$44,272	$42,423

(a)	Credit quality indicators are updated on an ongoing basis and reflect credit quality information as of the dates indicated.
(b)	The term criticized refers to those loans that are internally classified by Key as special mention or worse, which are asset quality categories defined by regulatory authorities. These assets have an elevated level of risk and may have a high probability of default or total loss. Pass rated refers to all loans not classified as criticized.

Consumer Credit Exposure

Credit Risk Profile by Regulatory Classifications (a)(b)

in millions
	Residential — Prime
	June 30,	December 31,	June 30,
GRADE	2016	2015	2015
Pass	$12,080	$12,296	$12,506
Substandard	256	270	266

Total	$12,336	$12,566	$12,772

Credit Risk Profile Based on Payment Activity (a)

in millions
	Consumer direct loans			Credit cards			Consumer indirect loans
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
	2016	2015	2015	2016	2015	2015	2016	2015	2015
Performing	$1,583	$1,598	$1,594	$811	$804	$751	$524	$615	$700
Nonperforming	1	2	1	2	2	2	3	6	9

Total	$1,584	$1,600	$1,595	$813	$806	$753	$527	$621	$709

	Total
	June 30,	December 31,	June 30,
	2016	2015	2015
Performing	$2,918	$3,017	$3,045
Nonperforming	6	10	12

Total	$2,924	$3,027	$3,057

(a)	Credit quality indicators are updated on an ongoing basis and reflect credit quality information as of the dates indicated.
(b)	Our past due payment activity to regulatory classification conversion is as follows: pass = less than 90 days; and substandard = 90 days and greater plus nonperforming loans.

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

For all commercial and consumer loan TDRs, regardless of size, as well as impaired commercial loans with an outstanding balance of $2.5 million or greater, we conduct further analysis to determine the probable loss content and assign a specific allowance to the loan if deemed appropriate. We estimate the extent of the individual impairment for commercial loans and TDRs by comparing the recorded investment of the loan with the estimated present value of its future cash flows, the fair value of its underlying collateral, or the loan’s observable market price. Secured consumer loan TDRs that are discharged through Chapter 7 bankruptcy and not formally re-affirmed are adjusted to reflect the fair value of the underlying collateral, less costs to sell. Non-Chapter 7 consumer loan TDRs are combined in homogenous pools and assigned a specific allocation based on the estimated present value of future cash flows using the loan’s effective interest rate. A specific allowance also may be assigned — even when sources of repayment appear sufficient — if we remain uncertain about whether the loan will be repaid in full. On at least a quarterly basis, we evaluate the appropriateness of our loss estimation methods to reduce differences between estimated incurred losses and actual losses. The ALLL at June 30, 2016, represents our best estimate of the probable credit losses inherent in the loan portfolio at that date.

Commercial loans generally are charged off in full or charged down to the fair value of the underlying collateral when the borrower’s payment is 180 days past due. Consumer loans generally are charged off when payments are 120 days past due. Home equity and residential mortgage loans generally are charged down to net realizable value when payment is 180 days past due. Credit card loans and similar unsecured products are charged off when payments are 180 days past due.

At June 30, 2016, the ALLL was $854 million, or 1.38% of loans, compared to $796 million, or 1.37% of loans, at June 30, 2015. At June 30, 2016, the ALLL was 138% of nonperforming loans, compared to 190% at June 30, 2015.

A summary of the changes in the ALLL for the periods indicated is presented in the table below:

	Three months ended June 30,		Six months ended June 30,
in millions	2016	2015	2016	2015
Balance at beginning of period — continuing operations	$826	$794	$796	$794
Charge-offs	(64)	(52)	(124)	(99)
Recoveries	21	16	35	35

Net loans and leases charged off	(43)	(36)	(89)	(64)
Provision for loan and lease losses from continuing operations	71	37	147	66
Foreign currency translation adjustment	—	1	—	—

Balance at end of period — continuing operations	$854	$796	$854	$796

The changes in the ALLL by loan category for the periods indicated are as follows:

in millions	December 31, 2015	Provision	Charge-offs	Recoveries	June 30, 2016
Commercial, financial and agricultural	$450	$118	$(61)	$6	$513
Real estate — commercial mortgage	134	(4)	(3)	8	135
Real estate — construction	25	(9)	—	1	17
Commercial lease financing	47	2	(6)	2	45

Total commercial loans	656	107	(70)	17	710
Real estate — residential mortgage	18	1	(3)	2	18
Home equity loans	57	18	(17)	7	65
Consumer direct loans	20	8	(12)	3	19
Credit cards	32	12	(16)	2	30
Consumer indirect loans	13	1	(6)	4	12

Total consumer loans	140	40	(54)	18	144

Total ALLL — continuing operations	796	147 (a)	(124)	35	854
Discontinued operations	28	2	(15)	5	20

Total ALLL — including discontinued operations	$824	$149	$(139)	$40	$874

(a)	Excludes a credit for losses on lending-related commitments of $6 million.

in millions	December 31, 2014	Provision	Charge-offs	Recoveries	June 30, 2015
Commercial, financial and agricultural	$391	$49	$(33)	$11	$418
Real estate — commercial mortgage	148	(4)	(2)	2	144
Real estate — construction	28	3	(1)	1	31
Commercial lease financing	56	(5)	(3)	5	53

Total commercial loans	623	43	(39)	19	646
Real estate — residential mortgage	23	(1)	(3)	1	20
Home equity loans	71	3	(18)	5	61
Consumer direct loans	22	7	(12)	4	21
Credit cards	33	13	(16)	1	31
Consumer indirect loans	22	1	(11)	5	17

Total consumer loans	171	23	(60)	16	150

Total ALLL — continuing operations	794	66 (a)	(99)	35	796
Discontinued operations	29	1	(16)	8	22

Total ALLL — including discontinued operations	$823	$67	$(115)	$43	$818

(a)	Excludes provision for losses on lending-related commitments of $10 million.

Our ALLL from continuing operations increased by $58 million, or 7.3%, from the second quarter of 2015. Our allowance applies expected loss rates to our existing loans with similar risk characteristics as well as any adjustments to reflect our current assessment of qualitative factors, such as changes in economic conditions, underwriting standards, and concentrations of credit. Our commercial ALLL increased by $64 million, or 9.9%, from the second quarter of 2015 primarily because of loan growth and increased incurred loss estimates. The increase in these incurred loss estimates during 2015 and into 2016 was primarily due to the continued decline in oil and gas prices since 2014. Partially offsetting this increase was a decrease in our consumer ALLL of $6 million, or 4%, from the second quarter of 2015. Our consumer ALLL decrease was primarily due to continued improvement in credit metrics, such as delinquency, average credit bureau score, and loan to value, which have decreased expected loss rates since 2014. The continued improvement in the consumer portfolio credit quality metrics from the second quarter of 2015 was primarily due to continued improved credit quality and benefits of relatively stable economic conditions.

For continuing operations, the loans outstanding individually evaluated for impairment totaled $571 million, with a corresponding allowance of $41 million at June 30, 2016. Loans outstanding collectively evaluated for impairment totaled $61.5 billion, with a corresponding allowance of $812 million at June 30, 2016. At June 30, 2016, PCI loans evaluated for impairment totaled $11 million, with a corresponding allowance of $1 million. There was no provision for loan and lease losses on these PCI loans during the six months ended June 30, 2016. At June 30, 2015, the loans outstanding individually evaluated for impairment totaled $334 million, with a corresponding allowance of $52 million. Loans outstanding collectively evaluated for impairment totaled $57.9 billion, with a corresponding allowance of $743 million at June 30, 2015. At June 30, 2015, PCI loans evaluated for impairment totaled $12 million, with a corresponding allowance of $1 million. There was no provision for loan and lease losses on these PCI loans during the six months ended June 30, 2015.

A breakdown of the individual and collective ALLL and the corresponding loan balances as of June 30, 2016, follows:

	Allowance			Outstanding
June 30, 2016 in millions	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired	Loans		Individually Evaluated for Impairment	Collectively Evaluated for Impairment		Purchased Credit Impaired
Commercial, financial and agricultural	$16	$497	—	$33,376		$322	$33,054		—
Commercial real estate:
Commercial mortgage	—	135	—	8,582		5	8,577		—
Construction	—	17	—	881		21	860		—

Total commercial real estate loans	—	152	—	9,463		26	9,437		—
Commercial lease financing	—	45	—	3,988		—	3,988		—

Total commercial loans	16	694	—	46,827		348	46,479		—
Real estate — residential mortgage	3	14	$1	2,285		53	2,222		$10
Home equity loans	20	45	—	10,062		131	9,930		1
Consumer direct loans	—	19	—	1,584		3	1,581		—
Credit cards	—	30	—	813		3	810		—
Consumer indirect loans	2	10	—	527		33	494		—

Total consumer loans	25	118	1	15,271		223	15,037		11

Total ALLL — continuing operations	41	812	1	62,098		571	61,516		11
Discontinued operations	2	18	—	1,692	(a)	22	1,670	(a)	—

Total ALLL — including discontinued operations	$43	$830	$1	$63,790		$593	$63,186		$11

(a)	Amount includes $3 million of loans carried at fair value that are excluded from ALLL consideration.

A breakdown of the individual and collective ALLL and the corresponding loan balances as of December 31, 2015, follows:

	Allowance			Outstanding
December 31, 2015 in millions	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired	Loans		Individually Evaluated for Impairment	Collectively Evaluated for Impairment		Purchased Credit Impaired
Commercial, financial and agricultural	$7	$443	—	$31,240		$68	$31,172		—
Commercial real estate:
Commercial mortgage	1	133	—	7,959		10	7,949		—
Construction	—	25	—	1,053		5	1,048		—

Total commercial real estate loans	1	158	—	9,012		15	8,997		—
Commercial lease financing	—	47	—	4,020		—	4,020		—

Total commercial loans	8	648	—	44,272		83	44,189		—
Real estate — residential mortgage	4	13	$1	2,242		56	2,176		$10
Home equity loans	20	37	—	10,335		125	10,209		1
Consumer direct loans	—	20	—	1,600		3	1,597		—
Credit cards	—	32	—	806		3	803		—
Consumer indirect loans	3	10	—	621		38	583		—

Total consumer loans	27	112	1	15,604		225	15,368		11

Total ALLL — continuing operations	35	760	1	59,876		308	59,557		11
Discontinued operations	2	26	—	1,828	(a)	21	1,807	(a)	—

Total ALLL — including discontinued operations	$37	$786	$1	$61,704		$329	$61,364		$11

(a)	Amount includes $4 million of loans carried at fair value that are excluded from ALLL consideration.

A breakdown of the individual and collective ALLL and the corresponding loan balances as of June 30, 2015, follows:

	Allowance			Outstanding
June 30, 2015 in millions	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired	Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired
Commercial, financial and agricultural	$24	$394	—	$29,285	$82	$29,203	—
Commercial real estate:
Commercial mortgage	1	143	—	7,874	16	7,858	—
Construction	—	31	—	1,254	7	1,247	—

Total commercial real estate loans	1	174	—	9,128	23	9,105	—
Commercial lease financing	—	53	—	4,010	—	4,010	—

Total commercial loans	25	621	—	42,423	105	42,318	—
Real estate — residential mortgage	5	14	$1	2,252	56	2,185	$11
Home equity loans	19	42	—	10,532	124	10,407	1
Consumer direct loans	—	21	—	1,595	3	1,592	—
Credit cards	—	31	—	753	3	750	—
Consumer indirect loans	3	14	—	709	43	666	—

Total consumer loans	27	122	1	15,841	229	15,600	12

Total ALLL — continuing operations	52	743	1	58,264	334	57,918	12
Discontinued operations	1	21	—	1,962	19	1,943	—

Total ALLL — including discontinued operations	$53	$764	$1	$60,226	$353	$59,861	$12

The liability for credit losses inherent in lending-related unfunded commitments, such as letters of credit and unfunded loan commitments, is included in “accrued expense and other liabilities” on the balance sheet. We establish the amount of this reserve by considering both historical trends and current market conditions quarterly, or more often if deemed necessary. Our liability for credit losses on lending-related commitments was $50 million at June 30, 2016. When combined with our ALLL, our total allowance for credit losses represented 1.46% of loans at June 30, 2016, compared to 1.44% at June 30, 2015.

Changes in the liability for credit losses on unfunded lending-related commitments are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
in millions	2016	2015	2016	2015
Balance at beginning of period	$69	$41	$56	$35
Provision (credit) for losses on lending-related commitments	(19)	4	(6)	10

Balance at end of period	$50	$45	$50	$45

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

Securities (trading and available for sale). We own several types of securities, requiring a range of valuation methods:

•	Securities are classified as Level 1 when quoted market prices are available in an active market for the identical securities. Level 1 instruments include exchange-traded equity securities.

•	Securities are classified as Level 2 if quoted prices for identical securities are not available, and fair value is determined using pricing models (either by a third-party pricing service or internally) or quoted prices of similar securities. These instruments include municipal bonds; bonds backed by the U.S. government; corporate bonds; certain mortgage-backed securities; securities issued by the U.S. Treasury; money markets; and certain agency and corporate CMOs. Inputs to the pricing models include: standard inputs, such as yields, benchmark securities, bids, and offers; actual trade data (i.e., spreads, credit ratings, and interest rates) for comparable assets; spread tables; matrices; high-grade scales; and option-adjusted spreads.

•	Securities are classified as Level 3 when there is limited activity in the market for a particular instrument. To determine fair value in such cases, depending on the complexity of the valuations required, we use internal models based on certain assumptions or a third-party valuation service. At June 30, 2016, our Level 3 instruments consist of two convertible preferred securities. Our Strategy group is responsible for reviewing the valuation model and determining the fair value of these investments on a quarterly basis. The securities are valued using a cash flow analysis of the associated private company issuers. The valuations of the securities are negatively impacted by projected net losses of the associated private companies and positively impacted by projected net gains.

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

Direct private equity and mezzanine investments are classified as Level 3 assets since our judgment significantly influences the determination of fair value. Our Fund Management, Asset Management, and Accounting groups are responsible for reviewing the valuation models and determining the fair value of these investments on a quarterly basis. Direct investments in properties are initially valued based upon the transaction price. This amount is then adjusted to fair value based on current market conditions using the discounted cash flow method based on the expected investment exit date. The fair values of the assets are reviewed and adjusted quarterly. There were no significant direct equity and mezzanine investments at June 30, 2016, and June 30, 2015.

The fair value of our indirect investments is based on the most recent value of the capital accounts as reported by the general partners of the funds in which we invest. The calculation to determine the investment’s fair value is based on our percentage ownership in the fund multiplied by the net asset value of the fund, as provided by the fund manager. Under the requirements of the Volcker Rule, we will be required to dispose of some or all of our indirect investments. The Federal Reserve extended the conformance period to July 21, 2017, for all banking entities with respect to covered funds. Key is permitted to file for an additional extension of up to five years for illiquid funds, to retain the indirect investments for a longer period of time. We plan to continue to evaluate our options, including applying for the extension and holding the investments. As of June 30, 2016, management has not committed to a plan to sell these investments. Therefore, these investments continue to be valued using the net asset value per share methodology. For more information about the Volcker Rule, see the discussion under the heading “Other Regulatory Developments under the Dodd-Frank Act — ‘Volcker Rule’” in the section entitled “Supervision and Regulation” beginning on page 17 of our 2015 Form 10-K.

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

The following table presents the fair value of our indirect investments and related unfunded commitments at June 30, 2016. We did not provide any financial support to investees related to our direct and indirect investments for the six months ended June 30, 2016, and June 30, 2015.

June 30, 2016 in millions	Fair Value	Unfunded Commitments
INVESTMENT TYPE
Indirect investments
Passive funds (a)	$8	$1

Total	$8	$1

(a)	We invest in passive funds, which are multi-investor private equity funds. These investments can never be redeemed. Instead, distributions are received through the liquidation of the underlying investments in the funds. Some funds have no restrictions on sale, while others require investors to remain in the fund until maturity. The funds will be liquidated over a period of one to three years. The purpose of KREEC’s funding is to allow funds to make additional investments and keep a certain market value threshold in the funds. KREEC is obligated to provide financial support, as all investors are required, to the funds based on its ownership percentage, as noted in the Limited Partnership Agreements.

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

Our indirect investments include primary and secondary investments in private equity funds engaged mainly in venture- and growth-oriented investing. These investments do not have readily determinable fair values. Indirect investments are valued using a methodology that is consistent with accounting guidance that allows us to estimate fair value based upon net asset value per share (or its equivalent, such as member units or an ownership interest in partners’ capital to which a proportionate share of net assets is attributed). Under the requirements of the Volcker Rule, we will be required to dispose of some or all of our indirect investments. At June 30, 2016, management has not committed to a plan to sell these investments. Therefore, these investments continue to be valued using the net asset value per share methodology.

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

The following table presents the fair value of our direct and indirect principal investments and related unfunded commitments at June 30, 2016, as well as financial support provided for the six months ended June 30, 2016, and June 30, 2015.

			Financial support provided
			Three months ended June 30,				Six months ended June 30,
	June 30, 2016		2016		2015		2016		2015
in millions	Fair Value	Unfunded Commitments	Funded Commitments	Funded Other	Funded Commitments	Funded Other	Funded Commitments	Funded Other	Funded Commitments	Funded Other
INVESTMENT TYPE
Direct investments (a)	$40	—	—	—	—	—	—	$13	—	$2
Indirect investments (b) (measured at NAV)	184	$44	$2	—	$3	—	$3	—	$5	—

Total	$224	$44	$2	—	$3	—	$3	$13	$5	$2

(a)	Our direct investments consist of equity and debt investments directly in independent business enterprises. Operations of the business enterprises are handled by management of the portfolio company. The purpose of funding these enterprises is to provide financial support for business development and acquisition strategies. We infuse equity capital based on an initial contractual cash contribution and later from additional requests on behalf of the companies’ management.
(b)	Our indirect investments consist of buyout funds, venture capital funds, and fund of funds. These investments are generally not redeemable. Instead, distributions are received through the liquidation of the underlying investments of the fund. An investment in any one of these funds typically can be sold only with the approval of the fund’s general partners. We estimate that the underlying investments of the funds will be liquidated over a period of one to eight years. The purpose of funding our capital commitments to these investments is to allow the funds to make additional follow-on investments and pay fund expenses until the fund dissolves. We, and all other investors in the fund, are obligated to fund the full amount of our respective capital commitments to the fund based on our and their respective ownership percentages, as noted in the applicable Limited Partnership Agreement.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are measured at fair value on a recurring basis in accordance with GAAP. The following tables present these assets and liabilities at June 30, 2016, December 31, 2015, and June 30, 2015.

June 30, 2016 in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Trading account assets:
U.S. Treasury, agencies and corporations	—	$708	—	$708
States and political subdivisions	—	38	—	38
Collateralized mortgage obligations	—	—	—	—
Other mortgage-backed securities	—	162	—	162
Other securities	—	46	—	46

Total trading account securities	—	954	—	954
Commercial loans	—	11	—	11

Total trading account assets	—	965	—	965
Securities available for sale:
States and political subdivisions	—	11	—	11
Collateralized mortgage obligations	—	12,518	—	12,518
Other mortgage-backed securities	—	2,003	—	2,003
Other securities	$3	—	$17	20

Total securities available for sale	3	14,532	17	14,552
Other investments:
Principal investments:
Direct	16	—	24	40
Indirect (measured at NAV) (a)	—	—	—	184

Total principal investments	16	—	24	224
Equity and mezzanine investments:
Indirect (measured at NAV) (a)	—	—	—	8

Total equity and mezzanine investments	—	—	—	8

Total other investments	16	—	24	232
Derivative assets:
Interest rate	—	1,547	15	1,562
Foreign exchange	109	6	—	115
Commodity	—	213	—	213
Credit	—	2	2	4

Derivative assets	109	1,768	17	1,894
Netting adjustments (b)	—	—	—	(660)

Total derivative assets	109	1,768	17	1,234
Accrued income and other assets	—	5	—	5

Total assets on a recurring basis at fair value	$128	$17,270	$58	$16,988

LIABILITIES MEASURED ON A RECURRING BASIS
Bank notes and other short-term borrowings:
Short positions	$31	$656	—	$687
Derivative liabilities:
Interest rate	—	912	—	912
Foreign exchange	106	7	—	113
Commodity	—	201	—	201
Credit	—	4	—	4

Derivative liabilities	106	1,124	—	1,230
Netting adjustments (b)	—	—	—	(484)

Total derivative liabilities	106	1,124	—	746
Accrued expense and other liabilities	—	5	—	5

Total liabilities on a recurring basis at fair value	$137	$1,785	—	$1,438

(a)	Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.
(b)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Total derivative assets and liabilities include these netting adjustments.

December 31, 2015 in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Trading account assets:
U.S. Treasury, agencies and corporations	—	$704	—	$704
States and political subdivisions	—	25	—	25
Collateralized mortgage obligations	—	—	—	—
Other mortgage-backed securities	—	26	—	26
Other securities	$3	24	—	27

Total trading account securities	3	779	—	782
Commercial loans	—	6	—	6

Total trading account assets	3	785	—	788
Securities available for sale:
States and political subdivisions	—	14	—	14
Collateralized mortgage obligations	—	11,995	—	11,995
Other mortgage-backed securities	—	2,189	—	2,189
Other securities	3	—	$17	20

Total securities available for sale	3	14,198	17	14,218
Other investments:
Principal investments:
Direct	—	19	50	69
Indirect (measured at NAV) (a)	—	—	—	235

Total principal investments	—	19	50	304
Equity and mezzanine investments:
Indirect (measured at NAV) (a)	—	—	—	8

Total equity and mezzanine investments	—	—	—	8

Total other investments	—	19	50	312
Derivative assets:
Interest rate	—	868	16	884
Foreign exchange	143	8	—	151
Commodity	—	444	—	444
Credit	—	4	2	6

Derivative assets	143	1,324	18	1,485
Netting adjustments (b)	—	—	—	(866)

Total derivative assets	143	1,324	18	619
Accrued income and other assets	—	1	—	1

Total assets on a recurring basis at fair value	$149	$16,327	$85	$15,938

LIABILITIES MEASURED ON A RECURRING BASIS
Bank notes and other short-term borrowings:
Short positions	—	$533	—	$533
Derivative liabilities:
Interest rate	—	563	—	563
Foreign exchange	$116	8	—	124
Commodity	—	433	—	433
Credit	—	5	$1	6

Derivative liabilities	116	1,009	1	1,126
Netting adjustments (b)	—	—	—	(494)

Total derivative liabilities	116	1,009	1	632
Accrued expense and other liabilities	—	1	—	1

Total liabilities on a recurring basis at fair value	$116	$1,543	$1	$1,166

(a)	Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.
(b)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Total derivative assets and liabilities include these netting adjustments.

June 30, 2015 in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Trading account assets:
U.S. Treasury, agencies and corporations	—	$580	—	$580
States and political subdivisions	—	23	—	23
Collateralized mortgage obligations	—	—	—	—
Other mortgage-backed securities	—	37	—	37
Other securities	$2	24	—	26

Total trading account securities	2	664	—	666
Commercial loans	—	8	—	8

Total trading account assets	2	672	—	674
Securities available for sale:
States and political subdivisions	—	19	—	19
Collateralized mortgage obligations	—	11,751	—	11,751
Other mortgage-backed securities	—	2,452	—	2,452
Other securities	12	—	$10	22

Total securities available for sale	12	14,222	10	14,244
Other investments:
Principal investments:
Direct	—	—	70	70
Indirect (measured at NAV) (a)	—	—	—	282

Total principal investments	—	—	70	352
Equity and mezzanine investments:
Indirect (measured at NAV) (a)	—	—	—	9

Total equity and mezzanine investments	—	—	—	9
Other (measured at NAV) (a)	—	—	—	4

Total other investments	—	—	70	365
Derivative assets:
Interest rate	—	840	16	856
Foreign exchange	121	10	—	131
Commodity	—	379	—	379
Credit	—	1	3	4

Derivative assets	121	1,230	19	1,370
Netting adjustments (b)	—	—	—	(834)

Total derivative assets	121	1,230	19	536
Accrued income and other assets	—	2	—	2

Total assets on a recurring basis at fair value	$135	$16,126	$99	$15,821

LIABILITIES MEASURED ON A RECURRING BASIS
Bank notes and other short-term borrowings:
Short positions	$1	$527	—	$528
Derivative liabilities:
Interest rate	—	568	—	568
Foreign exchange	100	8	—	108
Commodity	—	365	—	365
Credit	—	5	—	5

Derivative liabilities	100	946	—	1,046
Netting adjustments (b)	—	—	—	(486)

Total derivative liabilities	100	946	—	560
Accrued expense and other liabilities	—	2	—	2

Total liabilities on a recurring basis at fair value	$101	$1,475	—	$1,090

(a)	Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.
(b)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Total derivative assets and liabilities include these netting adjustments.

Changes in Level 3 Fair Value Measurements

The following table shows the components of the change in the fair values of our Level 3 financial instruments for the three and six months ended June 30, 2016, and June 30, 2015. We mitigate the credit risk, interest rate risk, and risk of loss related to many of these Level 3 instruments by using securities and derivative positions classified as Level 1 or Level 2. Level 1 and Level 2 instruments are not included in the following table. Therefore, the gains or losses shown do not include the impact of our risk management activities.

in millions	Beginning of Period Balance	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers into Level 3 (d)		Transfers out of Level 3 (d)		End of Period Balance (f)	Unrealized Gains (Losses) Included in Earnings
Six months ended June 30, 2016
Securities available for sale
Other securities	$17	—		—	—	—	—		—		$17	—
Other investments
Principal investments
Direct	50	$3	(b)	—	$(29)	—	—		—		24	$(1	)(b)
Other indirect	20	—		—	(20)	—	—		—		—	(1	)(b)
					—
Derivative instruments (a)
Interest rate	16	6	(c)	—	—	—	$3	(e)	$(10	)(e)	15	—
Credit	1	(6	)(c)	—	—	$7	—		—		2	—
Three months ended June 30, 2016
Securities available for sale
Other securities	$17	—		—	—	—	—		—		$17	—
Other investments
Principal investments
Direct	47	$6	(b)	—	$(29)	—	—		—		24	$2	(b)
Indirect	18	1	(b)	—	(19)	—	—		—		—	—
Derivative instruments (a)
Interest rate	16	2	(c)	—	—	—	—		$(3	)(e)	15	—
Credit	2	(4	)(c)	—	—	$4	—		—		2	—

in millions	Beginning of Period Balance	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers into Level 3 (d)		Transfers out of Level 3 (d)		End of Period Balance (f)	Unrealized Gains (Losses) Included in Earnings
Six months ended June 30, 2015
Securities available for sale
Other securities	$10	—		—	—	—	—		—		$10	—
Other investments
Principal investments
Direct	102	$16	(b)	$2	$(50)	—	—		—		70	$(3	)(b)
Equity and mezzanine investments
Direct	—	2	(b)	—	(2)	—	—		—		—	2	(b)
Derivative instruments (a)
Interest rate	13	(1	)(c)	1	—	—	$8	(e)	$(5	)(e)	16	—
Credit	2	(4	)(c)	—	—	$5	—		—		3	—
Three months ended June 30, 2015
Securities available for sale
Other securities	$10	—		—	—	—	—		—		$10	—
Other investments
Principal investments
Direct	73	$3	(b)	$1	$(7)	—	—		—		70	$(3	)(b)
Derivative instruments (a)
Interest rate	10	(3	)(c)	1	—	—	$8	(e)	—		16	—
Credit	2	(1	)(c)	—	—	$2	—		—		3	—

(a)	Amounts represent Level 3 derivative assets less Level 3 derivative liabilities.
(b)	Realized and unrealized gains and losses on principal investments are reported in “net gains (losses) from principal investing” on the income statement. Realized and unrealized losses on private equity and mezzanine investments are reported in “other income” on the income statement.
(c)	Realized and unrealized gains and losses on derivative instruments are reported in “corporate services income” and “other income” on the income statement.

(d)	Our policy is to recognize transfers into and transfers out of Level 3 as of the end of the reporting period.
(e)	Certain derivatives previously classified as Level 2 were transferred to Level 3 because Level 3 unobservable inputs became significant. Certain derivatives previously classified as Level 3 were transferred to Level 2 because Level 3 unobservable inputs became less significant.
(f)	There were no issuances for the six-month periods ended June 30, 2016, and June 30, 2015.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in accordance with GAAP. The adjustments to fair value generally result from the application of accounting guidance that requires assets and liabilities to be recorded at the lower of cost or fair value, or assessed for impairment. There were no liabilities measured at fair value on a nonrecurring basis at June 30, 2016, December 31, 2015, and June 30, 2015. The following table presents our assets measured at fair value on a nonrecurring basis at June 30, 2016, December 31, 2015, and June 30, 2015:

	June 30, 2016
in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A NONRECURRING BASIS
Impaired loans	—	—	$8	$8
Loans held for sale (a)	—	—	—	—
Accrued income and other assets	—	—	4	4

Total assets on a nonrecurring basis at fair value	—	—	$12	$12

	December 31, 2015
in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A NONRECURRING BASIS
Impaired loans	—	—	—	—
Loans held for sale (a)	—	—	—	—
Accrued income and other assets	—	—	$7	$7

Total assets on a nonrecurring basis at fair value	—	—	$7	$7

	June 30, 2015
in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A NONRECURRING BASIS
Impaired loans	—	—	$8	$8
Loans held for sale (a)	—	—	—	—
Accrued income and other assets	—	—	5	5

Total assets on a nonrecurring basis at fair value	—	—	$13	$13

(a)	During the first half of 2016, we transferred $22 million of commercial and consumer loans and leases at their current fair value from held-to-maturity portfolio to held-for-sale status, compared to $62 million during 2015, and $7 million during the first half of 2015.

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

Loans held for sale. Through a quarterly analysis of our loan portfolios held for sale, which include both performing and nonperforming loans, we determine any adjustments necessary to record the portfolios at the lower of cost or fair value in accordance with GAAP. Our analysis concluded that there were no loans held for sale adjusted to fair value at June 30, 2016, December 31, 2015, or June 30, 2015.

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

Quantitative Information about Level 3 Fair Value Measurements

The range and weighted-average of the significant unobservable inputs used to fair value our material Level 3 recurring and nonrecurring assets at June 30, 2016, December 31, 2015, and June 30, 2015, along with the valuation techniques used, are shown in the following table:

June 30, 2016 dollars in millions	Fair Value of Level 3 Assets	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
Recurring
Other investments — principal investments — direct:	$24	Individual analysis of the condition of each investment
Debt instruments			EBITDA multiple	5.30 - 6.30 (6.20)
Equity instruments of private companies			EBITDA multiple (where applicable)	6.30
Nonrecurring
Impaired loans	8	Fair value of underlying collateral	Discount	00.00 - 35.00% (6.00%)
Goodwill	1,060	Discounted cash flow and market data	Earnings multiple of peers	10.30 - 17.80 (12.79)
			Equity multiple of peers	1.25 - 1.56 (1.43)
			Control premium	10.00 - 30.00% (19.18% )
			Weighted-average cost of capital	12.00 - 13.00% (12.54% )

December 31, 2015 dollars in millions	Fair Value of Level 3 Assets	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
Recurring
Other investments — principal investments — direct:	$50	Individual analysis of the condition of each investment
Debt instruments			EBITDA multiple	N/A (5.40)
Equity instruments of private companies			EBITDA multiple (where applicable)	5.40 - 6.70 (6.60)
Nonrecurring
Impaired loans(a)	—	Fair value of underlying collateral	Discount	00.00 - 34.00% (15.00%)
Goodwill	1,060	Discounted cash flow and market data	Earnings multiple of peers	10.30 - 17.80 (12.79)
			Equity multiple of peers	1.25 - 1.56 (1.43)
			Control premium	10.00 - 30.00% (19.18% )
			Weighted-average cost of capital	12.00 - 13.00% (12.54% )

(a) Impaired loans are less than $1 million at December 31, 2015.

June 30, 2015 dollars in millions	Fair Value of Level 3 Assets	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
Recurring
Other investments — principal investments — direct:	$70	Individual analysis of the condition of each investment
Debt instruments			EBITDA multiple	5.40 - 6.00 (5.50)
Equity instruments of private companies			EBITDA multiple (where applicable)	6.00 - 6.80 (6.70)
Equity instruments of public companies		Market approach	Discount	N/A (8.00)
Nonrecurring
Impaired loans	8	Fair value of underlying collateral	Discount	00.00 - 64.00% (35.00%)
Goodwill	1,057	Discounted cash flow and market data	Earnings multiple of peers	11.40 - 15.90 (12.92)
			Equity multiple of peers	1.20 - 1.22 (1.21)
			Control premium	10.00 - 30.00% (19.70%)
			Weighted-average cost of capital	13.00 - 14.00% (13.52%)

Fair Value Disclosures of Financial Instruments

The levels in the fair value hierarchy ascribed to our financial instruments and the related carrying amounts at June 30, 2016, December 31, 2015, and June 30, 2015, are shown in the following table.

	June 30, 2016
		Fair Value
in millions	Carrying Amount	Level 1	Level 2	Level 3	Measured at NAV	Netting Adjustment		Total
ASSETS
Cash and short-term investments (a)	$7,095	$7,095	—	—	—	—		$7,095
Trading account assets (b)	965	—	$965	—	—	—		965
Securities available for sale (b)	14,552	3	14,532	$17	—	—		14,552
Held-to-maturity securities (c)	4,832	—	4,889	—	—	—		4,889
Other investments (b)	577	16	—	369	$192	—		577
Loans, net of allowance (d)	61,244	—	—	60,166	—	—		60,166
Loans held for sale (b)	442	—	—	442	—	—		442
Derivative assets (b)	1,234	109	1,768	17	—	$(660	)(f)	1,234

LIABILITIES
Deposits with no stated maturity (a)	$68,677	—	$68,677	—	—	—		$68,677
Time deposits (e)	6,648	—	6,721	—	—	—		6,721
Short-term borrowings (a)	1,047	$31	1,016	—	—	—		1,047
Long-term debt (e)	11,388	11,492	376	—	—	—		11,868
Derivative liabilities (b)	746	106	1,124	—	—	$(484	)(f)	746

	December 31, 2015
		Fair Value
in millions	Carrying Amount	Level 1	Level 2	Level 3	Measured at NAV	Netting Adjustment		Total
ASSETS
Cash and short-term investments (a)	$3,314	$3,314	—	—	—	—		$3,314
Trading account assets (b)	788	3	$785	—	—	—		788
Securities available for sale (b)	14,218	3	14,198	$17	—	—		14,218
Held-to-maturity securities (c)	4,897	—	4,848	—	—	—		4,848
Other investments (b)	655	—	19	393	$243	—		655
Loans, net of allowance (d)	59,080	—	—	57,508	—	—		57,508
Loans held for sale (b)	639	—	—	639	—	—		639
Derivative assets (b)	619	143	1,324	18	—	$(866	)(f)	619

LIABILITIES
Deposits with no stated maturity (a)	$65,527	—	$65,527	—	—	—		$65,527
Time deposits (e)	5,519	—	5,575	—	—	—		5,575
Short-term borrowings (a)	905	—	905	—	—	—		905
Long-term debt (e)	10,186	$9,987	420	—	—	—		10,407
Derivative liabilities (b)	632	116	1,009	$1	—	$(494	)(f)	632

	June 30, 2015
		Fair Value
in millions	Carrying Amount	Level 1	Level 2	Level 3	Measured at NAV	Netting Adjustment		Total
ASSETS
Cash and short-term investments (a)	$3,915	$3,915	—	—	—	—		$3,915
Trading account assets (b)	674	2	$672	—	—	—		674
Securities available for sale (b)	14,244	12	14,222	$10	—	—		14,244
Held-to-maturity securities (c)	5,022	—	4,992	—	—	—		4,992
Other investments (b)	703	—	—	408	295	—		703
Loans, net of allowance (d)	57,468	—	—	56,012	—	—		56,012
Loans held for sale (b)	835	—	—	835	—	—		835
Derivative assets (b)	536	121	1,230	19	—	$(834	)(f)	536

LIABILITIES
Deposits with no stated maturity (a)	$65,034	—	$65,034	—	—	—		$65,034
Time deposits (e)	5,635	$498	5,195	—	—	—		5,693
Short-term borrowings (a)	972	1	971	—	—	—		972
Long-term debt (e)	10,267	10,037	506	—	—	—		10,543
Derivative liabilities (b)	560	100	946	—	—	$(486	)(f)	560

Valuation Methods and Assumptions

(a)	Fair value equals or approximates carrying amount. The fair value of deposits with no stated maturity does not take into consideration the value ascribed to core deposit intangibles.

(b)	Information pertaining to our methodology for measuring the fair values of these assets and liabilities is included in the sections entitled “Qualitative Disclosures of Valuation Techniques” and “Assets Measured at Fair Value on a Nonrecurring Basis” in this Note.

(c)	Fair values of held-to-maturity securities are determined by using models that are based on security-specific details, as well as relevant industry and economic factors. The most significant of these inputs are quoted market prices, interest rate spreads on relevant benchmark securities, and certain prepayment assumptions. We review the valuations derived from the models to ensure they are reasonable and consistent with the values placed on similar securities traded in the secondary markets.

(d)	The fair value of loans is based on the present value of the expected cash flows. The projected cash flows are based on the contractual terms of the loans, adjusted for prepayments and use of a discount rate based on the relative risk of the cash flows, taking into account the loan type, maturity of the loan, liquidity risk, servicing costs, and a required return on debt and capital. In addition, an incremental liquidity discount is applied to certain loans, using historical sales of loans during periods of similar economic conditions as a benchmark. The fair value of loans includes lease financing receivables at their aggregate carrying amount, which is equivalent to their fair value.

(e)	Fair values of time deposits and long-term debt are based on discounted cash flows utilizing relevant market inputs.

(f)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with applicable accounting guidance. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Total derivative assets and liabilities include these netting adjustments.

We use valuation methods based on exit market prices in accordance with applicable accounting guidance. We determine fair value based on assumptions pertaining to the factors that a market participant would consider in valuing the asset. A substantial portion of our fair value adjustments are related to liquidity. During 2015 and the first half of 2016, the fair values of our loan portfolios generally remained stable, primarily due to increasing liquidity in the loan markets. If we were to use different assumptions, the fair values shown in the preceding table could change. Also, because the applicable accounting guidance for financial instruments excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements, the fair value amounts shown in the table above do not, by themselves, represent the underlying value of our company as a whole.

Education lending business. The discontinued education lending business consists of loans in portfolio (recorded at carrying value with appropriate valuation reserves) and loans in portfolio (recorded at fair value). All of these loans were excluded from the table above as follows:

•	Loans at carrying value, net of allowance, of $1.7 billion ($1.4 billion at fair value) at June 30, 2016, and $1.8 billion ($1.5 billion at fair value) at December 31, 2015, and $1.9 billion ($1.6 billion at fair value) at June 30, 2015; and

•	Portfolio loans at fair value of $3 million at June 30, 2016, and $4 million at December 31, 2015. There were no portfolio loans at fair value at June 30, 2015.

These loans and securities are classified as Level 3 because we rely on unobservable inputs when determining fair value since observable market data is not available.

Residential real estate mortgage loans. Residential real estate mortgage loans with carrying amounts of $2.3 billion at June 30, 2016, $2.2 billion at December 31, 2015, and $2.3 billion at June 30, 2015 are included in “Loans, net of allowance” in the previous table.

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

	June 30, 2016
in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
States and political subdivisions	$11	$1	—	$12
Collateralized mortgage obligations	12,344	187	$13	12,518
Other mortgage-backed securities	1,970	32	—	2,002
Other securities	21	—	1	20

Total securities available for sale	$14,346	$220	$14	$14,552

HELD-TO-MATURITY SECURITIES
Collateralized mortgage obligations	$4,099	$45	$6	$4,138
Other mortgage-backed securities	711	18	—	729
Other securities	22	—	—	22

Total held-to-maturity securities	$4,832	$63	$6	$4,889

	December 31, 2015
in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
States and political subdivisions	$14	—	—	$14
Collateralized mortgage obligations	12,082	$51	$138	11,995
Other mortgage-backed securities	2,193	11	15	2,189
Other securities	21	—	1	20

Total securities available for sale	$14,310	$62	$154	$14,218

HELD-TO-MATURITY SECURITIES
Collateralized mortgage obligations	$4,174	$5	$50	$4,129
Other mortgage-backed securities	703	—	4	699
Other securities	20	—	—	20

Total held-to-maturity securities	$4,897	$5	$54	$4,848

	June 30, 2015
in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
States and political subdivisions	$19	—	—	$19
Collateralized mortgage obligations	11,765	$101	$115	11,751
Other mortgage-backed securities	2,439	21	8	2,452
Other securities	20	2	—	22

Total securities available for sale	$14,243	$124	$123	$14,244

HELD-TO-MATURITY SECURITIES
Collateralized mortgage obligations	$4,463	$17	$43	$4,437
Other mortgage-backed securities	539	—	4	535
Other securities	20	—	—	20

Total held-to-maturity securities	$5,022	$17	$47	$4,992

The following table summarizes our securities that were in an unrealized loss position as of June 30, 2016, December 31, 2015, and June 30, 2015.

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2016
Securities available for sale:
Collateralized mortgage obligations	$410	$1	$1,626	$12	$2,036	$13
Other securities	—	—	3	1	3	1
Held-to-maturity:
Collateralized mortgage obligations	128	1	582	5	710	6
Other securities (a)	—	—	4	—	4	—

Total temporarily impaired securities	$538	$2	$2,215	$18	$2,753	$20

December 31, 2015
Securities available for sale:
Collateralized mortgage obligations	$5,190	$43	$3,206	$95	$8,396	$138
Other mortgage-backed securities	1,670	15	—	—	1,670	15
Other securities	—	—	3	1	3	1
Held-to-maturity:
Collateralized mortgage obligations	1,793	16	1,320	34	3,113	50
Other mortgage-backed securities	547	4	—	—	547	4
Other securities (a)	4	—	—	—	4	—

Total temporarily impaired securities	$9,204	$78	$4,529	$130	$13,733	$208

June 30, 2015
Securities available for sale:
Collateralized mortgage obligations	$2,784	$46	$2,624	$69	$5,408	$115
Other mortgage-backed securities	1,060	8	—	—	1,060	8
Other securities (b)	—	—	3	—	3	—
Held-to-maturity:
Collateralized mortgage obligations	1,236	12	1,278	31	2,514	43
Other mortgage-backed securities	475	4	—	—	475	4
Other securities (a)	4	—	—	—	4	—

Total temporarily impaired securities	$5,559	$70	$3,905	$100	$9,464	$170

(a)	Gross unrealized losses totaled less than $1 million for other securities held to maturity as of June 30, 2016, December 31, 2015, and June 30, 2015.
(b)	Gross unrealized losses totaled less than $1 million for other securities available for sale as of June 30, 2015.

At June 30, 2016, we had $13 million of gross unrealized losses related to 33 fixed-rate CMOs that we invested in as part of our overall A/LM strategy. These securities had a weighted-average maturity of 3.8 years at June 30, 2016. We also had less than $1 million of gross unrealized losses related to 7 other mortgage-backed securities positions, which had a weighted-average maturity of 3.9 years at June 30, 2016. Because these securities have a fixed interest rate, their fair value is sensitive to movements in market interest rates. These unrealized losses are considered temporary since we expect to collect all contractually due amounts from these securities. Accordingly, these investments were reduced to their fair value through OCI, not earnings.

We regularly assess our securities portfolio for OTTI. The assessments are based on the nature of the securities, the underlying collateral, the financial condition of the issuer, the extent and duration of the loss, our intent related to the individual securities, and the likelihood that we will have to sell securities prior to expected recovery.

The debt securities identified as other-than-temporarily impaired are written down to their current fair value. For those debt securities that we intend to sell, or more-likely-than-not will be required to sell, prior to the expected recovery of the amortized cost, the entire impairment (i.e., the difference between amortized cost and the fair value) is recognized in earnings. For those debt securities that we do not intend to sell, or more-likely-than-not will not be required to sell, prior to expected recovery, the credit portion of OTTI is recognized in earnings, while the remaining OTTI is recognized in equity as a component of AOCI on the balance sheet. As shown in the following table, we did not have any impairment losses recognized in earnings for the three months ended June 30, 2016.

Three months ended June 30, 2016 in millions
Balance at March 31, 2016	$4
Impairment recognized in earnings	—

Balance at June 30, 2016	$4

For the six months ended June 30, 2016, net securities gains (losses) related to securities available for sale totaled less than $1 million.

At June 30, 2016, securities available for sale and held-to-maturity securities totaling $5.7 billion were pledged to secure securities sold under repurchase agreements, to secure public and trust deposits, to facilitate access to secured funding, and for other purposes required or permitted by law.

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

	Securities Available for Sale		Held-to-Maturity Securities
June 30, 2016 in millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$249	$252	$86	$87
Due after one through five years	13,456	13,649	4,035	4,073
Due after five through ten years	640	649	711	729
Due after ten years	1	2	—	—

Total	$14,346	$14,552	$4,832	$4,889

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

At June 30, 2016, after taking into account the effects of bilateral collateral and master netting agreements, we had $398 million of derivative assets and a positive $6 million of derivative liabilities that relate to contracts entered into for hedging purposes. Our hedging derivative liabilities are in an asset position largely because we have contracts with positive fair values as a result of master netting agreements. As of the same date, after taking into account the effects of bilateral collateral and master netting agreements and a reserve for potential future losses, we had derivative assets of $836 million and derivative liabilities of $752 million that were not designated as hedging instruments.

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

Derivatives Not Designated in Hedge Relationships

On occasion, we enter into interest rate swap contracts to manage economic risks but do not designate the instruments in hedge relationships. Excluding contracts addressing customer exposures, the amount of derivatives hedging risks on an economic basis at June 30, 2016, was not significant.

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

Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments

The following table summarizes the fair values of our derivative instruments on a gross and net basis as of June 30, 2016, December 31, 2015, and June 30, 2015. The change in the notional amounts of these derivatives by type from December 31, 2015, to June 30, 2016, indicates the volume of our derivative transaction activity during the first half of 2016. The notional amounts are not affected by bilateral collateral and master netting agreements. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Where master netting agreements are not in effect or are not enforceable under bankruptcy laws, we do not adjust those derivative assets and liabilities with counterparties. Securities collateral related to legally enforceable master netting agreements is not offset on the balance sheet. Our derivative instruments are included in “derivative assets” or “derivative liabilities” on the balance sheet, as indicated in the following table:

	June 30, 2016			December 31, 2015			June 30, 2015
		Fair Value			Fair Value			Fair Value
in millions	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate	$22,754	$572	$13	$18,917	$257	$15	$17,324	$267	$22
Foreign exchange	289	8	13	312	20	—	333	17	4

Total	23,043	580	26	19,229	277	15	17,657	284	26
Derivatives not designated as hedging instruments:
Interest rate	44,498	990	899	43,965	627	548	45,067	589	546
Foreign exchange	6,148	107	100	6,454	131	124	6,486	114	104
Commodity	1,319	213	201	1,144	444	433	1,537	379	365
Credit	467	4	4	632	6	6	505	4	5

Total	52,432	1,314	1,204	52,195	1,208	1,111	53,595	1,086	1,020
Netting adjustments (a)	—	(660)	(484)	—	(866)	(494)	—	(834)	(486)

Net derivatives in the balance sheet	75,475	1,234	746	71,424	619	632	71,252	536	560
Other collateral (b)	—	(48)	(212)	—	(91)	(204)	—	(96)	(216)

Net derivative amounts	$75,475	$1,186	$534	$71,424	$528	$428	$71,252	$440	$344

(a)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance.
(b)	Other collateral represents the amount that cannot be used to offset our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance. The other collateral consists of securities and is exchanged under bilateral collateral and master netting agreements that allow us to offset the net derivative position with the related collateral. The application of the other collateral cannot reduce the net derivative position below zero. Therefore, excess other collateral, if any, is not reflected above.

Fair value hedges. Instruments designated as fair value hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. The effective portion of a change in the fair value of an instrument designated as a fair value hedge is recorded in earnings at the same time as a change in fair value of the hedged item, resulting in no effect on net income. The ineffective portion of a change in the fair value of such a hedging instrument is recorded in “other income” on the income statement with no corresponding offset. During the six-month period ended June 30, 2016, we did not exclude any portion of these hedging instruments from the assessment of hedge effectiveness. While there is some immaterial ineffectiveness in our hedging relationships, all of our fair value hedges remained “highly effective” as of June 30, 2016.

The following table summarizes the pre-tax net gains (losses) on our fair value hedges for the six-month periods ended June 30, 2016, and June 30, 2015, and where they are recorded on the income statement.

	Six months ended June 30, 2016
in millions	Income Statement Location of Net Gains (Losses) on Derivative	Net Gains (Losses) on Derivative	Hedged Item	Income Statement Location of Net Gains (Losses) on Hedged Item	Net Gains (Losses) on Hedged Item
Interest rate	Other income	$164	Long-term debt	Other income	$(165	)(a)
Interest rate	Interest expense — Long-term debt	50

Total		$214			$(165)

	Six months ended June 30, 2015
in millions	Income Statement Location of Net Gains (Losses) on Derivative	Net Gains (Losses) on Derivative	Hedged Item	Income Statement Location of Net Gains (Losses) on Hedged Item	Net Gains (Losses) on Hedged Item
Interest rate	Other income	$(17)	Long-term debt	Other income	$17	(a)
Interest rate	Interest expense — Long-term debt	60

Total		$43			$17

(a)	Net gains (losses) on hedged items represent the change in fair value caused by fluctuations in interest rates.

Cash flow hedges. Instruments designated as cash flow hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. Initially, the effective portion of a gain or loss on a cash flow hedge is recorded as a component of AOCI on the balance sheet. This amount is subsequently reclassified into income when the hedged transaction affects earnings (e.g., when we pay variable-rate interest on debt, receive variable-rate interest on commercial loans, or sell commercial real estate loans). The ineffective portion of cash flow hedging transactions is included in “other income” on the income statement. During the six-month period ended June 30, 2016, we did not exclude any portion of these hedging instruments from the assessment of hedge effectiveness. While there is some immaterial ineffectiveness in our hedging relationships, all of our cash flow hedges remained “highly effective” as of June 30, 2016.

Considering the interest rates, yield curves, and notional amounts as of June 30, 2016, we would expect to reclassify an estimated $45 million of after-tax net losses on derivative instruments from AOCI to income during the next 12 months for our cash flow hedges. In addition, we expect to reclassify approximately $2 million of net losses related to terminated cash flow hedges from AOCI to income during the next 12 months. As of June 30, 2016, the maximum length of time over which we hedge forecasted transactions is 12 years.

Net investment hedges. We enter into foreign currency forward contracts to hedge our exposure to changes in the carrying value of our investments as a result of changes in the related foreign exchange rates. Instruments designated as net investment hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. Initially, the effective portion of a gain or loss on a net investment hedge is recorded as a component of AOCI on the balance sheet when the terms of the derivative match the notional and currency risk being hedged. The effective portion is subsequently reclassified into income when the hedged transaction affects earnings (e.g., when we dispose of or liquidate a foreign subsidiary). At June 30, 2016, AOCI reflected unrecognized after-tax gains totaling $38 million related to cumulative changes in the fair value of our net investment hedges, which offset the unrecognized after-tax foreign currency losses on net investment balances. The ineffective portion of net investment hedging transactions is included in “other income” on the income statement, but there was no net investment hedge ineffectiveness as of June 30, 2016. We did not exclude any portion of our hedging instruments from the assessment of hedge effectiveness during the six-month period ended June 30, 2016.

The following table summarizes the pre-tax net gains (losses) on our cash flow and net investment hedges for the six-month periods ended June 30, 2016, and June 30, 2015, and where they are recorded on the income statement. The table includes the effective portion of net gains (losses) recognized in OCI during the period, the effective portion of net gains (losses) reclassified from OCI into income during the current period, and the portion of net gains (losses) recognized directly in income, representing the amount of hedge ineffectiveness.

	Six months ended June 30, 2016
in millions	Net Gains (Losses) Recognized in OCI (Effective Portion)	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Income Statement Location of Net Gains (Losses) Recognized in Income (Ineffective Portion)	Net Gains (Losses) Recognized in Income (Ineffective Portion)
Cash Flow Hedges
Interest rate	$204	Interest income — Loans	$45	Other income	—
Interest rate	(6)	Interest expense — Long-term debt	(2)	Other income	—
Interest rate	(1)	Investment banking and debt placement fees	—	Other income	—

Net Investment Hedges
Foreign exchange contracts	(5)	Other Income	—	Other income	—

Total	$192		$43		—

	Six months ended June 30, 2015
in millions	Net Gains (Losses) Recognized in OCI (Effective Portion)	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Income Statement Location of Net Gains (Losses) Recognized in Income (Ineffective Portion)	Net Gains (Losses) Recognized in Income (Ineffective Portion)
Cash Flow Hedges
Interest rate	$48	Interest income — Loans	$45	Other income	—
Interest rate	1	Interest expense — Long-term debt	(2)	Other income	—
Interest rate	1	Investment banking and debt placement fees	—	Other income	—

Net Investment Hedges
Foreign exchange contracts	17	Other Income	—	Other income	—

Total	$67		$43		—

The after-tax change in AOCI resulting from cash flow and net investment hedges is as follows:

in millions	December 31, 2015	2016 Hedging Activity	Reclassification of Gains to Net Income	June 30, 2016
AOCI resulting from cash flow and net investment hedges	$20	$121	$(27)	$114

Nonhedging instruments. Our derivatives that are not designated as hedging instruments are recorded at fair value in “derivative assets” and “derivative liabilities” on the balance sheet. Adjustments to the fair values of these instruments, as well as any premium paid or received, are included in “corporate services income” and “other income” on the income statement.

The following table summarizes the pre-tax net gains (losses) on our derivatives that are not designated as hedging instruments for the six-month periods ended June 30, 2016, and June 30, 2015, and where they are recorded on the income statement.

	Six months ended June 30, 2016			Six months ended June 30, 2015
in millions	Corporate Services Income	Other Income	Total	Corporate Services Income	Other Income	Total
NET GAINS (LOSSES)
Interest rate	$13	$(2)	$11	$9	—	$9
Foreign exchange	19	—	19	18	—	18
Commodity	2	—	2	3	—	3
Credit	1	(6)	(5)	—	$(7)	(7)

Total net gains (losses)	$35	$(8)	$27	$30	$(7)	$23

Counterparty Credit Risk

Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected positive replacement value of the contracts. We use several means to mitigate and manage exposure to credit risk on derivative contracts. We generally enter into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with a single counterparty in the event of default. Additionally, we monitor counterparty credit risk exposure on each contract to determine appropriate limits on our total credit exposure across all product types. We review our collateral positions on a daily basis and exchange collateral with our counterparties in accordance with standard ISDA documentation, central clearing rules, and other related agreements. We generally hold collateral in the form of cash and highly rated securities issued by the U.S. Treasury, government-sponsored enterprises, or GNMA. The cash collateral netted against derivative assets on the balance sheet totaled $241 million at June 30, 2016, $377 million at December 31, 2015, and $364 million at June 30, 2015. The cash collateral netted against derivative liabilities totaled $64 million at June 30, 2016, $5 million at December 31, 2015, and $16 million at June 30, 2015. The relevant agreements that allow us to access the central clearing organizations to clear derivative transactions are not considered to be qualified master netting agreements. Therefore, we cannot net derivative contracts or offset those contracts with related cash collateral with these counterparties. At June 30, 2016, we posted $491 million of cash collateral with clearing organizations and held $310 million of cash collateral from clearing organizations. At December 31, 2015, we posted $143 million of cash collateral with clearing organizations and held $6 million of cash collateral from clearing organizations. At June 30, 2015, we posted $114 million of cash collateral with clearing organizations and held $3 million of cash collateral from clearing organizations. This additional cash collateral is included in “accrued income and other assets” and “accrued expense and other liabilities” on the balance sheet.

The following table summarizes our largest exposure to an individual counterparty at the dates indicated.

in millions	June 30, 2016	December 31, 2015	June 30, 2015
Largest gross exposure (derivative asset) to an individual counterparty	$135	$158	$105
Collateral posted by this counterparty	58	85	44
Derivative liability with this counterparty	122	74	90
Collateral pledged to this counterparty	57	—	37
Net exposure after netting adjustments and collateral	12	(1)	8

The following table summarizes the fair value of our derivative assets by type at the dates indicated. These assets represent our gross exposure to potential loss after taking into account the effects of bilateral collateral and master netting agreements and other means used to mitigate risk.

in millions	June 30, 2016	December 31, 2015	June 30, 2015
Interest rate	$1,342	$628	$606
Foreign exchange	39	66	50
Commodity	91	298	243
Credit	3	4	1

Derivative assets before collateral	1,475	996	900
Less: Related collateral	241	377	364

Total derivative assets	$1,234	$619	$536

We enter into derivative transactions with two primary groups: broker-dealers and banks, and clients. Since these groups have different economic characteristics, we have different methods for managing counterparty credit exposure and credit risk.

We enter into transactions with broker-dealers and banks for various risk management purposes. These types of transactions generally are high dollar volume. We generally enter into bilateral collateral and master netting agreements with these counterparties. We began clearing certain types of derivative transactions with these counterparties in June 2013, whereby the central clearing organizations become our counterparties subsequent to novation of the original derivative contracts. In addition, we began entering into derivative contracts through swap execution facilities during the first quarter of 2014. The swap clearing and swap trade execution requirements were mandated by the Dodd-Frank Act for the purpose of reducing counterparty credit risk and increasing transparency in the derivative market. At June 30, 2016, we had gross exposure of $886 million to broker-dealers and banks. We had net exposure of $571 million after the application of master netting agreements and cash collateral, where such qualifying agreements exist. We had net exposure of $506 million after considering $65 million of additional collateral held in the form of securities.

We enter into transactions with clients to accommodate their business needs. These types of transactions generally are low dollar volume. We generally enter into master netting agreements with these counterparties. In addition, we mitigate our overall portfolio exposure and market risk by buying and selling U.S. Treasuries and Eurodollar futures and entering into offsetting positions and other derivative contracts, sometimes with entities other than broker-dealers and banks. Due to the smaller size and magnitude of the individual contracts with clients, we generally do not exchange collateral in connection with these derivative transactions. To address the risk of default associated with the uncollateralized contracts, we have established a credit valuation adjustment (included in “derivative assets”) in the amount of $7 million at June 30, 2016, which we estimate to be the potential future losses on amounts due from client counterparties in the event of default. At June 30, 2016, we had gross exposure of $738 million to client counterparties and other entities that are not broker-dealers or banks for derivatives that have associated master netting agreements. We had net exposure of $663 million on our derivatives with these counterparties after the application of master netting agreements, collateral, and the related reserve. In addition, the derivatives for one counterparty were guaranteed by a third party with a letter of credit totaling $10 million.

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

The following table summarizes the fair value of our credit derivatives purchased and sold by type as of June 30, 2016, December 31, 2015, and June 30, 2015. The fair value of credit derivatives presented below does not take into account the effects of bilateral collateral or master netting agreements.

	June 30, 2016			December 31, 2015			June 30, 2015
in millions	Purchased	Sold	Net	Purchased	Sold	Net	Purchased	Sold	Net
Single-name credit default swaps	$(2)	—	$(2)	$(3)	—	$(3)	$(2)	—	$(2)
Traded credit default swap indices	2	—	2	4	—	4	2	—	2
Other (a)	—	—	—	—	$(1)	(1)	—	$(1)	(1)

Total credit derivatives	—	—	—	$1	$(1)	—	—	$(1)	$(1)

(a)	As of June 30, 2016, the fair value of other credit derivatives sold totaled less than $1 million.

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

The following table provides information on the types of credit derivatives sold by us and held on the balance sheet at June 30, 2016, December 31, 2015, and June 30, 2015. The notional amount represents the maximum amount that the seller could be required to pay. The payment/performance risk assessment is based on the default probabilities for the underlying reference entities’ debt obligations using a Moody’s credit ratings matrix known as Moody’s “Idealized” Cumulative Default Rates. The payment/performance risk shown in the table represents a weighted-average of the default probabilities for all reference entities in the respective portfolios. These default probabilities are directly correlated to the probability that we will have to make a payment under the credit derivative contracts.

	June 30, 2016			December 31, 2015			June 30, 2015
dollars in millions	Notional Amount	Average Term (Years)	Payment / Performance Risk	Notional Amount	Average Term (Years)	Payment / Performance Risk	Notional Amount	Average Term (Years)	Payment / Performance Risk
Single-name credit default swaps	—	—	—	—	—	—	$5	.22	.87%
Other	$25	16.60	8.95%	$5	2.67	14.46%	6	2.51	8.36

Total credit derivatives sold	$25	—	—	$5	—	—	$11	—	—

Credit Risk Contingent Features

We have entered into certain derivative contracts that require us to post collateral to the counterparties when these contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to our long-term senior unsecured credit ratings with Moody’s and S&P. Collateral requirements also are based on minimum transfer amounts, which are specific to each Credit Support Annex (a component of the ISDA Master Agreement) that we have signed with the counterparties. In a limited number of instances, counterparties have the right to terminate their ISDA Master Agreements with us if our ratings fall below a certain level, usually investment-grade level (i.e., “Baa3” for Moody’s and “BBB-” for S&P). At June 30, 2016, KeyBank’s rating was “A3” with Moody’s and “A-” with S&P, and KeyCorp’s rating was “Baa1” with Moody’s and “BBB+” with S&P. As of June 30, 2016, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our ratings) held by KeyBank that were in a net liability position totaled $261 million, which includes $241 million in derivative assets and $502 million in derivative liabilities. We had $265 million in cash and securities collateral posted to cover those positions as of June 30, 2016. The aggregate fair value of all derivative contracts with credit risk contingent features held by KeyCorp as of June 30, 2016, that were in a net liability position totaled $12 million, which consists solely of derivative liabilities. We had $12 million in collateral posted to cover those positions as of June 30, 2016.

The following table summarizes the additional cash and securities collateral that KeyBank would have been required to deliver under the ISDA Master Agreements had the credit risk contingent features been triggered for the derivative contracts in a net liability position as of June 30, 2016, December 31, 2015, and June 30, 2015. The additional collateral amounts were calculated based on scenarios under which KeyBank’s ratings are downgraded one, two, or three ratings as of June 30, 2016, December 31, 2015, and June 30, 2015, and take into account all collateral already posted. A similar calculation was performed for KeyCorp, and no additional collateral would have been required as of June 30, 2016, December 31, 2015, or June 30, 2015. For more information about the credit ratings for KeyBank and KeyCorp, see the discussion under the heading “Factors affecting liquidity” in the section entitled “Liquidity risk management” in Item 2 of this report.

	June 30, 2016		December 31, 2015		June 30, 2015
in millions	Moody’s	S&P	Moody’s	S&P	Moody’s	S&P
KeyBank’s long-term senior unsecured credit ratings	A3	A-	A3	A-	A3	A-

One rating downgrade	$2	$2	$2	$2	$4	$4
Two rating downgrades	2	2	2	2	4	4
Three rating downgrades	2	2	4	4	6	6

KeyBank’s long-term senior unsecured credit rating was four ratings above noninvestment grade at Moody’s and S&P as of June 30, 2016, December 31, 2015, and June 30, 2015. If KeyBank’s ratings had been downgraded below investment grade as of June 30, 2016, December 31, 2015, or June 30, 2015, payments of up to $3 million, $5 million, and $7 million, respectively, would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted. If KeyCorp’s ratings had been downgraded below investment grade as of June 30, 2016, December 31, 2015, and June 30, 2015, payments of less than $1 million would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted.

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

	Three months ended June 30,		Six months ended June 30,
in millions	2016	2015	2016	2015
Balance at beginning of period	$318	$324	$321	$323
Servicing retained from loan sales	15	18	22	28
Purchases	—	10	12	25
Amortization	(10)	(23)	(32)	(47)

Balance at end of period	$323	$329	$323	$329

Fair value at end of period	$404	$423	$404	$423

The fair value of mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The range and weighted-average of the significant unobservable inputs used to fair value our mortgage servicing assets at June 30, 2016, December 31, 2015, and June 30, 2015, along with the valuation techniques, are shown in the following table:

June 30, 2016 dollars in millions	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
Mortgage servicing assets	Discounted cash flow	Prepayment speed	1.50 - 17.50% (4.20%)
		Expected defaults	1.00 - 3.00% (1.60%)
		Residual cash flows discount rate	7.00 - 15.00% (7.90%)
		Escrow earn rate	0.90 - 3.00% (2.10%)
		Servicing cost	$150 - $2,700 ($1,136)
		Loan assumption rate	0.00 - 3.00% (1.27%)
		Percentage late	0.00 - 2.10% (0.34%)

December 31, 2015 dollars in millions	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
Mortgage servicing assets	Discounted cash flow	Prepayment speed	1.90 - 17.20% (4.60%)
		Expected defaults	1.00 - 3.00% (1.70%)
		Residual cash flows discount rate	7.00 - 15.00% (7.80%)
		Escrow earn rate	1.00 - 3.50% (2.30%)
		Servicing cost	$150 - $2,700 ($1,215)
		Loan assumption rate	0.00 - 3.00% (1.34%)
		Percentage late	0.00 - 2.00% (0.33%)

June 30, 2015 dollars in millions	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
Mortgage servicing assets	Discounted cash flow	Prepayment speed	1.70 - 14.90% (4.70%)
		Expected defaults	1.00 - 3.00% (1.80%)
		Residual cash flows discount rate	7.00 - 15.00% (7.80%)
		Escrow earn rate	0.70 - 3.30% (2.00%)
		Servicing cost	$150 - $2,750 ($1,088)
		Loan assumption rate	0.20 - 3.00% (1.41%)
		Percentage late	0.00 - 2.00% (0.32%)

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

We have elected to account for servicing assets using the amortization method. The amortization of servicing assets is determined in proportion to, and over the period of, the estimated net servicing income. The amortization of servicing assets for each period, as shown in the table at the beginning of this note, is recorded as a reduction to contractual fee income. The contractual fee income from servicing commercial mortgage loans totaled $66 million for the six-month period ended June 30, 2016, and $69 million for the six-month period ended June 30, 2015. This fee income was offset by $44 million of amortization for the six-month period ended June 30, 2016, and $47 million for the six-month period ended June 30, 2015. Both the contractual fee income and the amortization are recorded, net, in “mortgage servicing fees” on the income statement.

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

Our maximum exposure to loss in connection with these partnerships consists of our unamortized investment balance plus any unfunded equity commitments and tax credits claimed but subject to recapture. We had $1 billion, $1.1 billion, and $996 million of investments in LIHTC operating partnerships at June 30, 2016, December 31, 2015, and June 30, 2015, respectively. These investments are recorded in “accrued income and other assets” on our balance sheet. We do not have any loss reserves recorded related to these investments because we believe the likelihood of any loss is remote. For all legally binding unfunded equity commitments, we increase our recognized investment and recognize a liability. As of June 30, 2016, December 31, 2015, and June 30, 2015, we had liabilities of $383 million, $410 million, and $333 million, respectively, related to investments in qualified affordable housing projects, which are recorded in “accrued expenses and other liabilities” on our balance sheet. We continue to invest in these LIHTC operating partnerships.

The assets and liabilities presented in the table below convey the size of KCDC’s direct and indirect investments at June 30, 2016, December 31, 2015, and June 30, 2015. As these investments represent unconsolidated VIEs, the assets and liabilities of the investments themselves are not recorded on our balance sheet. During 2015, we noted that not all of KCDC’s unconsolidated VIEs were captured in the table below. As a result, the amounts in the table were revised to incorporate all of KCDC’s unconsolidated VIEs for the quarter ended June 30, 2015. Because our LIHTC investments were appropriately accounted for, these revisions did not impact our financial condition or results of operations for the quarter ended June 30, 2015.

	Unconsolidated VIEs
in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
June 30, 2016
LIHTC investments	$4,650	$1,909	$1,232
December 31, 2015
LIHTC investments	$4,914	$1,368	$1,332
June 30, 2015
LIHTC investments	$3,338	$552	$1,175

We amortize our LIHTC investments over the period that we expect to receive the tax benefits. During the first six months of 2016, we recognized $64 million of amortization and $67 million of tax credits associated with these investments within “income taxes” on our income statement. During the first six months of 2015, we recognized $56 million of amortization and $64 million of tax credits associated with these investments within “income taxes” on our income statement.

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

Our maximum exposure to loss associated with indirect principal investments consists of the investments’ fair value plus any unfunded equity commitments. The fair value of our indirect principal investments totaled $184 million, $235 million, and $282 million at June 30, 2016, December 31, 2015, and June 30, 2015, respectively. These investments are recorded in “other investments” on our balance sheet. Additional information on indirect principal investments is provided in Note 5 (“Fair Value Measurements”). The table below reflects the size of the private equity funds in which KCC was invested as well as our maximum exposure to loss in connection with these investments at June 30, 2016.

	Unconsolidated VIEs
in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
June 30, 2016
KCC indirect investments	$32,861	$203	$228

Other unconsolidated VIEs. We are involved with other various entities in the normal course of business that we have determined to be VIEs. We have determined that we are not the primary beneficiary of these partnerships because the general partners have the power to direct the activities that most significantly impact their economic performance. Our assets associated with these unconsolidated VIEs totaled $142 million at June 30, 2016, $176 million at December 31, 2015, and $194 million at June 30, 2015, and primarily consisted of our investments in these entities. These assets are recorded in “accrued income and other assets,” “other investments,” and “securities available for sale” on our balance sheet. We had no liabilities associated with these unconsolidated VIEs at June 30, 2016, and less than $1 million December 31, 2015, and June 30, 2015. These liabilities are recorded in “accrued expenses and other liabilities” on our balance sheet.

Consolidated VIEs. Through our principal investing entity, KPP, we have formed and funded operating entities that provide management and other related services to our investment company funds, which directly invest in portfolio companies. In return for providing services to our direct investment funds, these entities’ receive a minority equity interest in the funds. This minority equity ownership is recorded at fair value on the entities’ financial statements. Additional information on our direct principal investments is provided in Note 5 (“Fair Value Measurements”). While other equity investors manage the daily operations of these entities, we retain the power, through voting rights, to direct the activities of the entities that most significantly impact their economic performance. In addition, we have the obligation to absorb losses and the right to receive residual returns that could potentially be significant to these entities. As a result, we have determined that we are the primary beneficiary of these funds and have consolidated them since formation. The assets of these KPP entities that can only be used to settle the entities’ obligations totaled $7 million, $7 million, and $6 million at June 30, 2016, December 31, 2015, and June 30, 2015, respectively. These assets are recorded in “cash and due from banks” and “accrued income and other assets” on our balance sheet. The entities had no liabilities at June 30, 2016, December 31, 2015, and June 30, 2015, and other equity investors have no recourse to our general credit.

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

The effective tax rate, which is the provision for income taxes as a percentage of income from continuing operations before income taxes, was 25.6% for the second quarter of 2016 and 26.3% for the second quarter of 2015. The effective tax rates are below our combined federal and state statutory tax rate of 37.2% primarily due to income from investments in tax-advantaged assets such as corporate-owned life insurance and credits associated with renewable energy and low-income housing investments.

Deferred Tax Asset

At June 30, 2016, from continuing operations, we had a net federal deferred tax asset of $75 million and a net state deferred tax asset of $12 million, compared to a net federal deferred tax asset of $269 million and a net state deferred tax asset of $30 million at December 31, 2015, and a net federal deferred tax asset of $195 million and a net state deferred tax asset of $24 million at June 30, 2015, included in “accrued income and other assets” on the balance sheet. To determine the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded, we conduct a quarterly assessment of all available evidence. This evidence includes, but is not limited to, taxable income in prior periods, projected future taxable income, and projected future reversals of deferred tax items. These assessments involve a degree of subjectivity and may undergo change. Based on these criteria, we had a valuation allowance of less than $1 million at June 30, 2016, December 31, 2015, and June 30, 2015, associated with certain state net operating loss carryforwards and state credit carryforwards.

Unrecognized Tax Benefits

As permitted under the applicable accounting guidance for income taxes, it is our policy to recognize interest and penalties related to unrecognized tax benefits in income tax expense.

Deferred tax assets were reduced in the financial statements for unrecognized tax benefits by $2.7 million at June 30, 2016, $2.7 million at December 31, 2015, and less than $1 million at June 30, 2015.

11. Acquisitions and Discontinued Operations

Acquisitions

First Niagara Financial Group, Inc. As previously disclosed, on October 30, 2015, KeyCorp entered into a definitive agreement and plan of merger (“Agreement”) to acquire all of the outstanding capital stock of First Niagara, headquartered in Buffalo, New York. Under the terms of the Agreement, at the effective time of the merger, each share of First Niagara common stock is converted into the right to receive (i) 0.680 of a share of KeyCorp common stock and (ii) $2.30 in cash. The exchange ratio of KeyCorp stock for First Niagara stock is fixed and does not adjust based on changes in KeyCorp’s share trading price. First Niagara equity awards outstanding immediately prior to the effective time of the merger are converted into equity awards for KeyCorp common stock as provided in the Agreement. Each share of First Niagara’s Fixed-to-Floating Rate Perpetual Non-Cumulative Preferred Stock, Series B, is converted into a share of a newly created series of preferred stock of KeyCorp having substantially the same terms as First Niagara’s preferred stock.

On April 28, 2016, KeyCorp and First Niagara entered into an agreement with Northwest Bank, a wholly-owned subsidiary of Northwest Bancshares, Inc., to sell 18 branches in the Buffalo, New York market. The branches are being divested in connection with the merger between First Niagara and KeyCorp and pursuant to an agreement with the United States Department of Justice and commitments to the Board of Governors of the Federal Reserve System following a customary antitrust review in connection with the merger. On July 12, 2016, KeyCorp received regulatory approval from the Federal Reserve to complete the merger with First Niagara.

On August 1, 2016, First Niagara merged with and into KeyCorp, with KeyCorp as the surviving entity. The total consideration for the transaction was approximately $4.0 billion.

As of June 30, 2016, First Niagara, headquartered in Buffalo, New York, had approximately 390 branches with $40 billion of total assets and $29 billion of deposits.

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

The components of “income (loss) from discontinued operations, net of taxes” for the education lending business are as follows:

	Three months ended June 30,		Six months ended June 30,
in millions	2016	2015	2016	2015
Net interest income	$7	$10	$14	$20
Provision for credit losses	—	—	2	2

Net interest income after provision for credit losses	7	10	12	18
Noninterest income	2	(1)	3	3
Noninterest expense	4	4	9	8

Income (loss) before income taxes	5	5	6	13
Income taxes	2	2	2	5

Income (loss) from discontinued operations, net of taxes (a)	$3	$3	$4	$8

(a)	Includes after-tax charges of $6 million and $5 million for the three-month periods ended June 30, 2016, and June 30, 2015, respectively, and $12 million and $11 million for the six-month periods ended June 30, 2016, and June 30, 2015, respectively, determined by applying a matched funds transfer pricing methodology to the liabilities assumed necessary to support the discontinued operations.

The discontinued assets of our education lending business included on the balance sheet are as follows. There were no discontinued liabilities for the periods presented below.

in millions	June 30, 2016	December 31, 2015	June 30, 2015
Held-to-maturity securities	$1	$1	$1
Portfolio loans at fair value	3	4	—
Loans, net of unearned income (a)	1,689	1,824	1,962
Less: Allowance for loan and lease losses	20	28	22

Net loans	1,672	1,800	1,940
Portfolio loans held for sale at fair value	—	—	179
Accrued income and other assets	29	30	34

Total assets	$1,702	$1,831	$2,154

(a)	At June 30, 2016, December 31, 2015, and June 30, 2015, unearned income was less than $1 million.

The discontinued education lending business consisted of loans in portfolio (recorded at fair value) and loans in portfolio (recorded at carrying value with appropriate valuation reserves). As of June 30, 2015, we decided to sell the portfolio loans that are recorded at fair value, which were subsequently sold during the fourth quarter of 2015.

At June 30, 2016, education loans included 2,077 TDRs with a recorded investment of approximately $22 million (pre-modification and post-modification). A specifically allocated allowance of $2 million was assigned to these loans as of June 30, 2016. At December 31, 2015, education loans included 1,901 TDRs with a recorded investment of approximately $21 million (pre-modification and post-modification). A specifically allocated allowance of $2 million was assigned to these loans as of December 31, 2015. At June 30, 2015, education loans included 1,767 TDRs with a recorded investment of approximately $19 million (pre-modification and post-modification). A specifically allocated allowance of $1 million was assigned to these loans at June 30, 2015. There have been no significant payment defaults. There are no significant commitments outstanding to lend additional funds to these borrowers. Additional information regarding TDR classification and ALLL methodology is provided in Note 5 (“Asset Quality”).

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

In June 2015, we transferred $179 million of loans that were previously purchased from three of the outstanding securitizations trusts pursuant to the legal terms of those particular trusts to held for sale and accounted for them at fair value. These portfolio loans held for sale were valued based on indicative bids to sell the loans. These portfolio loans were previously valued using an internal discounted cash flow model, which was affected by assumptions for defaults, loss severity, discount rates, and prepayments. These loans were considered Level 3 assets since we relied on unobservable inputs when determining their fair value. Our valuation process for these loans prior to June 2015 is discussed in more detail below. On October 29, 2015, government-guaranteed loans were sold for $117 million. On December 8, 2015, private loans were sold for $45 million. The gain on the sales of these loans was $1 million. The remaining portfolio loans held for sale, totaling $4 million, were reclassified to portfolio loans at fair value at December 31, 2015. Portfolio loans accounted for at fair value were $3 million at June 30, 2016.

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

The following table shows the significant unobservable inputs used to measure the fair value of the portfolio loans accounted for at fair value as of June 30, 2016, December 31, 2015, and June 30, 2015:

June 30, 2016 dollars in millions	Fair Value of Level 3 Assets and Liabilities	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
Portfolio loans accounted for at fair value	$3	Market approach	Indicative bids	84.50-104.00%

December 31, 2015 dollars in millions	Fair Value of Level 3 Assets and Liabilities	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
Portfolio loans accounted for at fair value	$4	Market approach	Indicative bids	84.50-104.00%

June 30, 2015 dollars in millions	Fair Value of Level 3 Assets and Liabilities	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
Portfolio loans held for sale accounted for at fair value	$179	Market approach	Indicative bids	88.24-105.55%

The following table shows the principal and fair value amounts for our portfolio loans at carrying value and portfolio loans at fair value at June 30, 2016, December 31, 2015, and June 30, 2015. Our policies for determining past due loans, placing loans on nonaccrual, applying payments on nonaccrual loans, and resuming accrual of interest are disclosed in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Nonperforming Loans” beginning on page 121 of our 2015 Form 10-K.

	June 30, 2016		December 31, 2015		June 30, 2015
in millions	Principal	Fair Value	Principal	Fair Value	Principal	Fair Value
Portfolio loans at carrying value
Accruing loans past due 90 days or more	$21	N/A	$26	N/A	$26	N/A
Loans placed on nonaccrual status	5	N/A	8	N/A	6	N/A
Portfolio loans at fair value
Accruing loans past due 90 days or more	—	—	$1	$1	—	—
Loans placed on nonaccrual status	—	—	—	—	—	—
Portfolio loans held for sale at fair value
Accruing loans past due 90 days or more	—	—	—	—	$5	$5

The following table shows the portfolio loans at fair value and their related contractual amounts as of June 30, 2016, December 31, 2015, and June 30, 2015.

	June 30, 2016		December 31, 2015		June 30, 2015
in millions	Contractual Amount	Fair Value	Contractual Amount	Fair Value	Contractual Amount	Fair Value
ASSETS
Portfolio loans	$3	$3	$4	$4	—	—
Portfolio loans held for sale	—	—	—	—	$179	$179

The following tables present the assets of the portfolio loans measured at fair value on a recurring basis at June 30, 2016, December 31, 2015, and June 30, 2015.

June 30, 2016 in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Portfolio loans	—	—	$3	$3

Total assets on a recurring basis at fair value	—	—	$3	$3

December 31, 2015 in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Portfolio loans	—	—	$4	$4

Total assets on a recurring basis at fair value	—	—	$4	$4

June 30, 2015 in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Portfolio loans held for sale	—	—	$179	$179

Total assets on a recurring basis at fair value	—	—	$179	$179

The following table shows the change in the fair values of the Level 3 portfolio loans held for sale, portfolio loans, and consolidated education loan securitization trusts for the three- and six-month periods ended June 30, 2016, and June 30, 2015.

in millions	Portfolio Student Loans Held For Sale	Portfolio Student Loans
Balance at December 31, 2015	—	$4
Settlements	—	(1)

Balance at June 30, 2016 (a)	—	$3

Balance at March 31, 2016	—	$3
Settlements	—	—

Balance at June 30, 2016	—	$3

Balance at December 31, 2014	—	$191
Gains (losses) recognized in earnings (b)	—	1
Settlements	—	(13)
Loans transferred to held for sale	$179	(179)

Balance at June 30, 2015 (a)	$179	—

Balance at March 31, 2015	—	$187
Gains (losses) recognized in earnings (b)	—	(2)
Settlements	—	(6)
Loans transferred to held for sale	$179	(179)

Balance at June 30, 2015 (a)	$179	—

(a)	There were no purchases, sales, issuances, gains (losses) recognized in earnings, transfers into Level 3, or transfers out of Level 3 for the three- and six-month periods ended June 30, 2016. There were no purchases, sales, issuances, transfers into Level 3, or transfers out of Level 3 for the three- and six-month periods ended and June 30, 2015.

(b)	Gains (losses) were driven primarily by fair value adjustments.

Austin Capital Management, Ltd. In April 2009, we decided to wind down the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers. As a result, we have accounted for this business as a discontinued operation.

There was no income related to Austin for the three- and six-month periods ended June 30, 2016, and June 30, 2015.

The discontinued assets of Austin included on the balance sheet are as follows. There were no discontinued liabilities for the periods presented below.

in millions	June 30, 2016	December 31, 2015	June 30, 2015
Cash and due from banks	$15	$15	$15

Total assets	$15	$15	$15

Combined discontinued operations. The combined results of the discontinued operations are as follows:

	Three months ended June 30,		Six months ended June 30,
in millions	2016	2015	2016	2015
Net interest income	$7	$10	$14	$20
Provision for credit losses	—	—	2	2

Net interest income after provision for credit losses	7	10	12	18
Noninterest income	2	(1)	3	3
Noninterest expense	4	4	9	8

Income (loss) before income taxes	5	5	6	13
Income taxes	2	2	2	5

Income (loss) from discontinued operations, net of taxes (a)	$3	$3	$4	$8

(a)	Includes after-tax charges of $6 million and $5 million for the three-month periods ended June 30, 2016, and June 30, 2015, respectively, and $12 million and $11 million for the six-month periods ended June 30, 2016, and June 30, 2015, respectively, determined by applying a matched funds transfer pricing methodology to the liabilities assumed necessary to support the discontinued operations.

The combined assets of the discontinued operations are as follows. There were no discontinued liabilities for the periods presented below.

in millions	June 30, 2016	December 31, 2015	June 30, 2015
Cash and due from banks	$15	$15	$15
Held-to-maturity securities	1	1	1
Portfolio loans at fair value	3	4	—
Loans, net of unearned income (a)	1,689	1,824	1,962
Less: Allowance for loan and lease losses	20	28	22

Net loans	1,672	1,800	1,940
Portfolio loans held for sale at fair value	—	—	179
Accrued income and other assets	29	30	34

Total assets	$1,717	$1,846	$2,169

(a)	At June 30, 2016, December 31, 2015, and June 30, 2015, unearned income was less than $1 million.

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

The following table summarizes our securities financing agreements at June 30, 2016, December 31, 2015, and June 30, 2015:

	June 30, 2016
in millions	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts
Offsetting of financial assets:
Reverse repurchase agreements	$1	$(1)	—	—

Total	$1	$(1)	—	—

Offsetting of financial liabilities:
Repurchase agreements (c)	$1	$(1)	—	—

Total	$1	$(1)	—	—

	December 31, 2015
in millions	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts
Offsetting of financial assets:
Reverse repurchase agreements	$1	—	$(1)	—

Total	$1	—	$(1)	—

Offsetting of financial liabilities:
Repurchase agreements (c)	—	—	—	—

Total	—	—	—	—

	June 30, 2015
in millions	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts
Offsetting of financial assets:
Reverse repurchase agreements	$3	$(3)	—	—

Total	$3	$(3)	—	—

Offsetting of financial liabilities:
Repurchase agreements	$4	$(3)	$(1)	—

Total	$4	$(3)	$(1)	—

(a)	Netting adjustments take into account the impact of master netting agreements that allow us to settle with a single counterparty on a net basis.
(b)	These adjustments take into account the impact of bilateral collateral agreements that allow us to offset the net positions with the related collateral. The application of collateral cannot reduce the net position below zero. Therefore, excess collateral, if any, is not reflected above.
(c)	Repurchase agreements are collateralized by U.S. Treasury securities and contracted on an overnight basis.

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

The components of net pension cost (benefit) for all funded and unfunded plans are as follows:

	Three months ended June 30,		Six months ended June 30,
in millions	2016	2015	2016	2015
Interest cost on PBO	$11	$10	$21	$20
Expected return on plan assets	(13)	(14)	(26)	(28)
Amortization of losses	4	5	8	9

Net pension cost	$2	$1	$3	$1

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

The components of net postretirement benefit cost for all funded and unfunded plans are as follows:

	Three months ended June 30,		Six months ended June 30,
in millions	2016	2015	2016	2015
Interest cost on APBO	$1	$1	$2	$2
Expected return on plan assets	(1)	—	(2)	(1)
Amortization of unrecognized prior service credit	—	(1)	—	(1)

Net postretirement benefit cost	—	—	—	—

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

The trust preferred securities, common stock, and related debentures are summarized as follows:

dollars in millions	Trust Preferred Securities, Net of Discount (a)	Common Stock	Principal Amount of Debentures, Net of Discount (b)	Interest Rate of Trust Preferred Securities and Debentures (c)	Maturity of Trust Preferred Securities and Debentures
June 30, 2016
KeyCorp Capital I	$156	$6	$162	1.365%	2028
KeyCorp Capital II	117	4	121	6.875	2029
KeyCorp Capital III	151	4	155	7.750	2029

Total	$424	$14	$438	5.159%	—

December 31, 2015	$408	$14	$422	4.961%	—

June 30, 2015	$402	$14	$416	4.903%	—

(a)	The trust preferred securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of trust preferred securities carries an interest rate identical to that of the related debenture. Certain trust preferred securities include basis adjustments related to fair value hedges totaling $84 million at June 30, 2016, $68 million at December 31, 2015, and $62 million at June 30, 2015. See Note 7 (“Derivatives and Hedging Activities”) for an explanation of fair value hedges.
(b)	We have the right to redeem these debentures. If the debentures purchased by KeyCorp Capital I are redeemed before they mature, the redemption price will be the principal amount, plus any accrued but unpaid interest. If the debentures purchased by KeyCorp Capital II or KeyCorp Capital III are redeemed before they mature, the redemption price will be the greater of: (i) the principal amount, plus any accrued but unpaid interest, or (ii) the sum of the present values of principal and interest payments discounted at the Treasury Rate (as defined in the applicable indenture), plus 20 basis points for KeyCorp Capital II or 25 basis points for KeyCorp Capital III or 50 basis points in the case of redemption upon either a tax or a capital treatment event for either KeyCorp Capital II or KeyCorp Capital III, plus any accrued but unpaid interest. The principal amount of certain debentures includes basis adjustments related to fair value hedges totaling $84 million at June 30, 2016, $68 million at December 31, 2015, and $62 million at June 30, 2015. See Note 7 for an explanation of fair value hedges. The principal amount of debentures, net of discounts, is included in “long-term debt” on the balance sheet.
(c)	The interest rates for the trust preferred securities issued by KeyCorp Capital II and KeyCorp Capital III are fixed. The trust preferred securities issued by KeyCorp Capital I have a floating interest rate, equal to three-month LIBOR plus 74 basis points, that reprices quarterly. The total interest rates are weighted-average rates.

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

Guarantees

We are a guarantor in various agreements with third parties. The following table shows the types of guarantees that we had outstanding at June 30, 2016. Information pertaining to the basis for determining the liabilities recorded in connection with these guarantees is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Guarantees” beginning on page 130 of our 2015 Form 10-K.

June 30, 2016 in millions	Maximum Potential Undiscounted Future Payments	Liability Recorded
Financial guarantees:
Standby letters of credit	$11,140	$67
Recourse agreement with FNMA	1,956	4
Return guarantee agreement with LIHTC investors	3	3
Written put options (a)	2,661	47

Total	$15,760	$121

(a)	The maximum potential undiscounted future payments represent notional amounts of derivatives qualifying as guarantees.

We determine the payment/performance risk associated with each type of guarantee described below based on the probability that we could be required to make the maximum potential undiscounted future payments shown in the preceding table. We use a scale of low (0% to 30% probability of payment), moderate (greater than 30% to 70% probability of payment), or high (greater than 70% probability of payment) to assess the payment/performance risk, and have determined that the payment/performance risk associated with each type of guarantee outstanding at June 30, 2016, is low.

Standby letters of credit. KeyBank issues standby letters of credit to address clients’ financing needs. These instruments obligate us to pay a specified third party when a client fails to repay an outstanding loan or debt instrument or fails to perform some contractual nonfinancial obligation. Any amounts drawn under standby letters of credit are treated as loans to the client; they bear interest (generally at variable rates) and pose the same credit risk to us as a loan. At June 30, 2016, our standby letters of credit had a remaining weighted-average life of 2.9 years, with remaining actual lives ranging from less than one year to as many as 11 years.

Recourse agreement with FNMA. We participate as a lender in the FNMA Delegated Underwriting and Servicing program. FNMA delegates responsibility for originating, underwriting, and servicing mortgages, and we assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan that we sell to FNMA. We maintain a reserve for such potential losses in an amount that we believe approximates the fair value of our liability. At June 30, 2016, the outstanding commercial mortgage loans in this program had a weighted-average remaining term of 7.6 years, and the unpaid principal balance outstanding of loans sold by us as a participant was $6.7 billion. The maximum potential amount of undiscounted future payments that we could be required to make under this program, as shown in the preceding table, is equal to approximately 30% of the principal balance of loans outstanding at June 30, 2016. If we are required to make a payment, we would have an interest in the collateral underlying the related commercial mortgage loan; any loss we incur could be offset by the amount of any recovery from the collateral.

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

As shown in the previous table, KAHC maintained a reserve in the amount of $3 million at June 30, 2016, which is sufficient to cover estimated future obligations under the guarantees. The maximum exposure to loss reflected in the table represents undiscounted future payments due to investors for the return on and of their investments.

These guarantees have expiration dates that extend through 2018, but KAHC has not formed any new partnerships under this program since October 2003. Additional information regarding these partnerships is included in Note 9 (“Variable Interest Entities”).

Written put options. In the ordinary course of business, we “write” put options for clients that wish to mitigate their exposure to changes in interest rates and commodity prices. At June 30, 2016, our written put options had an average life of 2 years. These instruments are considered to be guarantees, as we are required to make payments to the counterparty (the client) based on changes in an underlying variable that is related to an asset, a liability, or an equity security that the client holds. We are obligated to pay the client if the applicable benchmark interest rate or commodity price is above or below a specified level (known as the “strike rate”). These written put options are accounted for as derivatives at fair value, as further discussed in Note 7 (“Derivatives and Hedging Activities”). We mitigate our potential future payment obligations by entering into offsetting positions with third parties.

Written put options where the counterparty is a broker-dealer or bank are accounted for as derivatives at fair value but are not considered guarantees since these counterparties typically do not hold the underlying instruments. In addition, we are a purchaser and seller of credit derivatives, which are further discussed in Note 7.

Default guarantees. Some lines of business participate in guarantees that obligate us to perform if the debtor (typically a client) fails to satisfy all of its payment obligations to third parties. We generally undertake these guarantees for one of two possible reasons: (i) either the risk profile of the debtor should provide an investment return, or (ii) we are supporting our underlying investment in the debtor. We do not hold collateral for the default guarantees. If we were required to make a payment under a guarantee, we would receive a pro rata share should the third party collect some or all of the amounts due from the debtor. At June 30, 2016, we had $1 million of default guarantees.

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

16. Accumulated Other Comprehensive Income

Our changes in AOCI for the three and six months ended June 30, 2016, and June 30, 2015, are as follows:

in millions	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative financial instruments	Foreign currency translation adjustment	Net pension and postretirement benefit costs	Total
Balance at December 31, 2015	$(58)	$20	$(2)	$(365)	$(405)
Other comprehensive income before reclassification, net of income taxes	187	121	7	(2)	313
Amounts reclassified from accumulated other comprehensive income, net of income taxes (a)	—	(27)	—	5	(22)

Net current-period other comprehensive income, net of income taxes	187	94	7	3	291

Balance at June 30, 2016	$129	$114	$5	$(362)	$(114)

Balance at March 31, 2016	$70	$78	$3	$(364)	$(213)
Other comprehensive income before reclassification, net of income taxes	59	49	2	—	110
Amounts reclassified from accumulated other comprehensive income, net of income taxes (a)	—	(13)	—	2	(11)

Net current-period other comprehensive income, net of income taxes	59	36	2	2	99

Balance at June 30, 2016	$129	$114	$5	$(362)	$(114)

Balance at December 31, 2014	$(4)	$(8)	$22	$(366)	$(356)
Other comprehensive income before reclassification, net of income taxes	3	42	(14)	—	31
Amounts reclassified from accumulated other comprehensive income, net of income taxes (a)	1	(27)	1	5	(20)

Net current-period other comprehensive income, net of income taxes	4	15	(13)	5	11

Balance at June 30, 2015	—	$7	$9	$(361)	$(345)

Balance at March 31, 2015	$51	$24	$9	$(363)	$(279)
Other comprehensive income before reclassification, net of income taxes	(52)	(3)	(1)	—	(56)
Amounts reclassified from accumulated other comprehensive income, net of income taxes (a)	1	(14)	1	2	(10)

Net current-period other comprehensive income, net of income taxes	(51)	(17)	—	2	(66)

Balance at June 30, 2015	—	$7	$9	$(361)	$(345)

(a)	See table below for details about these reclassifications.

Our reclassifications out of AOCI for the three and six months ended June 30, 2016, and June 30, 2015, are as follows:

Six months ended June 30, 2016 in millions	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains (losses) on derivative financial instruments
Interest rate	$45	Interest income — Loans
Interest rate	(2)	Interest expense — Long-term debt

	43	Income (loss) from continuing operations before income taxes
	16	Income taxes

	$27	Income (loss) from continuing operations

Net pension and postretirement benefit costs
Amortization of losses	$(8)	Personnel expense
Amortization of unrecognized prior service credit	—	Personnel expense

	(8)	Income (loss) from continuing operations before income taxes
	(3)	Income taxes

	$(5)	Income (loss) from continuing operations

Three months ended June 30, 2016 in millions	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains (losses) on derivative financial instruments
Interest rate	$22	Interest income — Loans
Interest rate	(1)	Interest expense — Long-term debt

	21	Income (loss) from continuing operations before income taxes
	8	Income taxes

	$13	Income (loss) from continuing operations

Net pension and postretirement benefit costs Amortization of losses	$(4)	Personnel expense

	(4)	Income (loss) from continuing operations before income taxes
	(2)	Income taxes

	$(2)	Income (loss) from continuing operations

Six months ended June 30, 2015 in millions	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains (losses) on available for sale securities
Realized losses	$(1)	Other income

	(1)	Income (loss) from continuing operations before income taxes
	—	Income taxes

	$(1)	Income (loss) from continuing operations

Unrealized gains (losses) on derivative financial instruments
Interest rate	$45	Interest income — Loans
Interest rate	(2)	Interest expense — Long-term debt

	43	Income (loss) from continuing operations before income taxes
	16	Income taxes

	$27	Income (loss) from continuing operations

Foreign currency translation adjustment
	$(1)	Corporate services income

	(1)	Income (loss) from continuing operations before income taxes
	—	Income taxes

	$(1)	Income (loss) from continuing operations

Net pension and postretirement benefit costs
Amortization of losses	$(9)	Personnel expense
Amortization of prior service credit	1	Personnel expense

	(8)	Income (loss) from continuing operations before income taxes
	(3)	Income taxes

	$(5)	Income (loss) from continuing operations

Three months ended June 30, 2015 in millions	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains (losses) on available for sale securities
Realized losses	$(1)	Other income

	(1)	Income (loss) from continuing operations before income taxes
	—	Income taxes

	$(1)	Income (loss) from continuing operations

Unrealized gains (losses) on derivative financial instruments
Interest rate	$23	Interest income — Loans
Interest rate	(1)	Interest expense — Long term debt

	22	Income (loss) from continuing operations before income taxes
	8	Income taxes

	$14	Income (loss) from continuing operations

Foreign currency translation adjustment
	$(1)	Corporate services income

	(1)	Income (loss) from continuing operations before income taxes
	—	Income taxes

	$(1)	Income (loss) from continuing operations

Net pension and postretirement benefit costs
Amortization of losses	$(5)	Personnel expense
Amortization of prior service credit	1	Personnel expense

	(4)	Income (loss) from continuing operations before income taxes
	(2)	Income taxes

	$(2)	Income (loss) from continuing operations

17. Shareholders’ Equity

Comprehensive Capital Plan

As previously reported and as authorized by the Board and pursuant to our 2015 capital plan (which was effective through the second quarter of 2016) submitted to and not objected to by the Federal Reserve, we had authority to repurchase up to $725 million of our common shares, which include repurchases to offset issuances of common shares under our employee compensation plans. Common share repurchases were suspended in the fourth quarter of 2015 in connection with the announcement of our acquisition of First Niagara.

On June 29, 2016, the Federal Reserve announced that it did not object to our 2016 capital plan submitted as part of the annual CCAR process. Share repurchases of up to $350 million were included in the 2016 capital plan, which is effective through the second quarter of 2017. We anticipate repurchasing common shares in the third quarter of 2016 plan following the completion of the acquisition of First Niagara.

Our 2015 capital plan proposed an increase in our quarterly common share dividend from $.075 to $.085 per share. This dividend increase was approved in May 2016 by our Board, who subsequently declared a quarterly dividend of $.085 per common share for the second quarter of 2016. Our 2016 capital plan proposed an increase in our quarterly common share dividend, up to $.095 per share, which will be considered by the Board for the second quarter of 2017.

Preferred Stock

We made a quarterly dividend payment of $1.9375 per share, or $5.6 million, on our Series A Preferred Stock during the second quarter of 2016.

First Niagara Merger

As disclosed in Note 11 (“Acquisitions and Discontinued Operations”), on August 1, 2016, First Niagara merged with and into KeyCorp, with KeyCorp as the surviving entity. At the effective time of the merger, each share of First Niagara common stock is converted into the right to receive (i) 0.680 of a share of KeyCorp common stock and (ii) $2.30 in cash. First Niagara equity awards outstanding immediately prior to the effective time of the merger are converted into equity awards for KeyCorp common stock as provided in the Agreement. Each share of First Niagara’s Fixed-to-Floating Rate Perpetual Non-Cumulative Preferred Stock, Series B, is converted into a share of a newly created series of preferred stock of KeyCorp having substantially the same terms as First Niagara’s preferred stock.

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

Reconciling Items

Total assets included under “Reconciling Items” primarily represent the unallocated portion of nonearning assets of corporate support functions. Charges related to the funding of these assets are part of net interest income and are allocated to the business segments through noninterest expense. Reconciling Items also includes intercompany eliminations and certain items that are not allocated to the business segments because they do not reflect their normal operations including merger-related expense.

The table on the following pages shows selected financial data for our major business segments for the three- and six- month periods ended June 30, 2016, and June 30, 2015.

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

Three months ended June 30,	Key Community Bank		Key Corporate Bank
dollars in millions	2016	2015	2016	2015
SUMMARY OF OPERATIONS
Net interest income (TE)	$391	$362	$222	$228
Noninterest income	207	198	230	250

Total revenue (TE) (a)	598	560	452	478
Provision for credit losses	25	3	30	41
Depreciation and amortization expense	12	14	13	11
Other noninterest expense	432	433	246	245

Income (loss) from continuing operations before income taxes (TE)	129	110	163	181
Allocated income taxes and TE adjustments	48	41	29	50

Income (loss) from continuing operations	81	69	134	131
Income (loss) from discontinued operations, net of taxes	—	—	—	—

Net income (loss)	81	69	134	131
Less: Net income (loss) attributable to noncontrolling interests	—	—	(1)	—

Net income (loss) attributable to Key	$81	$69	$135	$131

AVERAGE BALANCES (b)
Loans and leases	$30,936	$30,707	$28,607	$25,298
Total assets (a)	32,963	32,809	33,909	31,173
Deposits	53,794	50,765	19,129	19,709

OTHER FINANCIAL DATA
Net loan charge-offs (b)	$17	$20	$27	$12
Return on average allocated equity (b)	11.99%	10.34%	26.23%	29.24%
Return on average allocated equity	11.99	10.34	26.24	29.24
Average full-time equivalent employees (c)	7,331	7,574	2,138	2,058

Six months ended June 30,	Key Community Bank		Key Corporate Bank
dollars in millions	2016	2015	2016	2015
SUMMARY OF OPERATIONS
Net interest income (TE)	$790	$720	$440	$442
Noninterest income	403	388	437	438

Total revenue (TE) (a)	1,193	1,108	877	880
Provision for credit losses	66	32	73	47
Depreciation and amortization expense	25	29	26	20
Other noninterest expense	856	855	469	455

Income (loss) from continuing operations before income taxes (TE)	246	192	309	358
Allocated income taxes and TE adjustments	92	72	57	99

Income (loss) from continuing operations	154	120	252	259
Income (loss) from discontinued operations, net of taxes	—	—	—	—

Net income (loss)	154	120	252	259
Less: Net income (loss) attributable to noncontrolling interests	—	—	(2)	1

Net income (loss) attributable to Key	$154	$120	$254	$258

AVERAGE BALANCES (b)
Loans and leases	$30,863	$30,684	$28,164	$25,012
Total assets (a)	32,910	32,789	33,661	30,709
Deposits	53,299	50,591	18,602	19,142

OTHER FINANCIAL DATA
Net loan charge-offs (b)	$40	$49	$45	$8
Return on average allocated equity (b)	11.47%	8.94%	24.80%	28.45%
Return on average allocated equity	11.47	8.94	24.78	28.45
Average full-time equivalent employees (c)	7,353	7,608	2,132	2,057

(a)	Substantially all revenue generated by our major business segments is derived from clients that reside in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software, and goodwill held by our major business segments, are located in the United States.
(b)	From continuing operations.
(c)	The number of average full-time equivalent employees was not adjusted for discontinued operations.

Other Segments		Total Segments		Reconciling Items		Key
2016	2015	2016	2015	2016	2015	2016	2015
$(11)	$(1)	$602	$589	$3	$2	$605	$591
42	44	479	492	(6)	(4)	473	488

31	43	1,081	1,081	(3)	(2)	1,078	1,079
(3)	(2)	52	42	—	(1)	52	41
1	2	26	27	36	38	62	65
10	10	688	688	1	(42)	689	646

23	33	315	324	(40)	3	275	327
(2)	1	75	92	2	(1)	77	91

25	32	240	232	(42)	4	198	236
—	—	—	—	3	3	3	3

25	32	240	232	(39)	7	201	239
1	1	—	1	(1)	—	(1)	1

$24	$31	$240	$231	$(38)	$7	$202	$238

$1,519	$1,903	$61,062	$57,908	$86	$70	$61,148	$57,978
30,121	27,025	96,993	91,007	420	651	97,413	91,658
972	442	73,895	70,916	9	(78)	73,904	70,838

—	$3	$44	$35	(1)	$1	$43	$36
57.46%	56.52%	19.48%	19.74%	(2.66)%	.27%	7.18%	8.90%
56.12	55.51	19.47	19.72	(2.47)	.48	7.29	9.01
4	14	9,473	9,646	3,946	3,809	13,419	13,455

Other Segments		Total Segments		Reconciling Items		Key
2016	2015	2016	2015	2016	2015	2016	2015

(20)	$3	$1,210	$1,165	$7	$3	$1,217	$1,168
$72	106	912	932	(8)	(7)	904	925

52	109	2,122	2,097	(1)	(4)	2,121	2,093
2	(4)	141	75	—	1	141	76
3	5	54	54	72	75	126	129
19	22	1,344	1,332	(16)	(81)	1,328	1,251

28	86	583	636	(57)	1	526	637
(11)	10	138	181	3	(10)	141	171

39	76	445	455	(60)	11	385	466
—	—	—	—	4	8	4	8

39	76	445	455	(56)	19	389	474
1	2	(1)	3	—	—	(1)	3

$38	$74	$446	$452	$(56)	$19	$390	$471

$1,561	$1,973	$60,588	$57,669	$64	$77	$60,652	$57,746
28,925	26,486	95,496	89,984	449	664	95,945	90,648
864	454	72,765	70,187	(14)	(80)	72,751	70,107

$5	$7	$90	$64	$(1)	—	$89	$64
43.92%	66.03%	18.18%	19.14%	(1.97)%	.38%	7.02%	8.82%
42.69	64.88	18.16	19.12	(1.84)	.66	7.09	8.97
6	15	9,491	9,680	3,920	3,832	13,411	13,512

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of KeyCorp

We have reviewed the consolidated balance sheets of KeyCorp as of June 30, 2016 and 2015, and the related consolidated statements of income and comprehensive income for the six-month periods ended June 30, 2016 and 2015, and the consolidated statements of changes in equity and cash flows for the six-month periods ended June 30, 2016 and 2015. These financial statements are the responsibility of KeyCorp’s management.

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

Cleveland, Ohio August 5, 2016	Ernst & Young LLP

Item 2. Management’s Discussion & Analysis of Financial Condition & Results of Operations

Introduction

This section reviews the financial condition and results of operations of KeyCorp and its subsidiaries for the quarterly periods ended June 30, 2016, and June 30, 2015. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. When you read this discussion, you should also refer to the consolidated financial statements and related notes in this report. The page locations of specific sections and notes that we refer to are presented in the table of contents.

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

Selected financial data

Our financial performance for each of the last five quarters is summarized in Figure 1.

Figure 1. Selected Financial Data

	2016		2015			Six months ended June 30,
dollars in millions, except per share amounts	Second	First	Fourth	Third	Second	2016	2015
FOR THE PERIOD
Interest income	$684	$683	$673	$661	$652	$1,367	$1,288
Interest expense	87	79	71	70	68	166	133
Net interest income	597	604	602	591	584	1,201	1,155
Provision for credit losses	52	89	45	45	41	141	76
Noninterest income	473	431	485	470	488	904	925
Noninterest expense	751	703	736	724	711	1,454	1,380
Income (loss) from continuing operations before income taxes	267	243	306	292	320	510	624
Income (loss) from continuing operations attributable to Key	199	187	230	222	235	386	463
Income (loss) from discontinued operations, net of taxes (a)	3	1	(4)	(3)	3	4	8
Net income (loss) attributable to Key	202	188	226	219	238	390	471
Income (loss) from continuing operations attributable to Key common shareholders	193	182	224	216	230	375	452
Income (loss) from discontinued operations, net of taxes (a)	3	1	(4)	(3)	3	4	8
Net income (loss) attributable to Key common shareholders	196	183	220	213	233	379	460

PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.23	$.22	$.27	$.26	$.27	$.45	$.53
Income (loss) from discontinued operations, net of taxes (a)	—	—	(.01)	—	—	—	.01
Net income (loss) attributable to Key common shareholders (b)	.23	.22	.27	.26	.28	.45	.54
Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$.23	$.22	$.27	$.26	$.27	$.44	$.52
Income (loss) from discontinued operations, net of taxes — assuming dilution (a)	—	—	(.01)	—	—	—	.01
Net income (loss) attributable to Key common shareholders — assuming dilution (b)	.23	.22	.26	.25	.27	.45	.53
Cash dividends paid	.085	.075	.075	.075	.075	.16	.14
Book value at period end	13.08	12.79	12.51	12.47	12.21	13.08	12.21
Tangible book value at period end	11.81	11.52	11.22	11.17	10.92	11.81	10.92
Market price:
High	13.08	13.37	14.01	15.46	15.70	13.37	15.70
Low	10.21	9.88	12.37	12.65	13.90	9.88	12.04
Close	11.05	11.04	13.19	13.01	15.02	11.05	15.02
Weighted-average common shares outstanding (000)	831,899	827,381	828,206	831,430	839,454	829,640	843,992
Weighted-average common shares and potential common shares outstanding (000) (c)	838,496	835,060	835,939	838,880	846,312	836,778	851,687

AT PERIOD END
Loans	$62,098	$60,438	$59,876	$60,085	$58,264	$62,098	$58,264
Earning assets	90,065	87,273	83,780	83,779	82,964	90,065	82,964
Total assets	101,150	98,402	95,131	95,420	94,604	101,150	94,604
Deposits	75,325	73,382	71,046	71,073	70,669	75,325	70,669
Long-term debt	11,388	10,760	10,184	10,308	10,265	11,388	10,265
Key common shareholders’ equity	11,023	10,776	10,456	10,415	10,300	11,023	10,300
Key shareholders’ equity	11,313	11,066	10,746	10,705	10,590	11,313	10,590

PERFORMANCE RATIOS — FROM CONTINUING OPERATIONS
Return on average total assets	.82%	.80%	.97%	.95%	1.03%	.81%	1.03%
Return on average common equity	7.15	6.86	8.51	8.30	8.96	7.01	8.86
Return on average tangible common equity (d)	7.94	7.64	9.50	9.27	10.01	7.79	9.91
Net interest margin (TE)	2.76	2.89	2.87	2.87	2.88	2.83	2.89
Cash efficiency ratio (d)	69.0	66.6	66.4	66.9	65.1	67.8	65.1

PERFORMANCE RATIOS — FROM CONSOLIDATED OPERATIONS
Return on average total assets	.82%	.79%	.93%	.92%	1.02%	.80%	1.02%
Return on average common equity	7.26	6.90	8.36	8.19	9.07	7.08	9.01
Return on average tangible common equity (d)	8.06	7.68	9.33	9.14	10.14	7.87	10.08
Net interest margin (TE)	2.74	2.83	2.84	2.84	2.85	2.80	2.86
Loan-to-deposit (e)	85.3	85.7	87.8	89.3	87.3	85.3	87.3

CAPITAL RATIOS AT PERIOD END
Key shareholders’ equity to assets	11.18%	11.25%	11.30%	11.22%	11.19%	11.18%	11.19%
Key common shareholders’ equity to assets	10.90	10.95	10.99	10.91	10.89	10.90	10.89
Tangible common equity to tangible assets (d)	9.95	9.97	9.98	9.90	9.86	9.95	9.86
Common Equity Tier 1 (d)	11.10	11.07	10.94	10.47	10.71	11.10	10.71
Tier 1 risk-based capital	11.41	11.38	11.35	10.87	11.11	11.41	11.11
Total risk-based capital	13.63	13.12	12.97	12.47	12.66	13.63	12.66
Leverage	10.59	10.73	10.72	10.68	10.74	10.59	10.74

TRUST AND BROKERAGE ASSETS
Assets under management	$34,535	$34,107	$33,983	$35,158	$38,399	$34,535	$38,399
Nonmanaged and brokerage assets	52,102	49,474	47,681	46,796	48,789	52,102	48,789

OTHER DATA
Average full-time-equivalent employees	13,419	13,403	13,359	13,555	13,455	13,411	13,512
Branches	949	961	966	972	989	949	989

(a)	In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. As a result of this decision, we have accounted for this business as a discontinued operation. For further discussion regarding the income (loss) from discontinued operations, see Note 11 (“Acquisitions and Discontinued Operations”).
(b)	EPS may not foot due to rounding.
(c)	Assumes conversion of common share options and other stock awards and/or convertible preferred stock, as applicable.
(d)	See Figure 7 entitled “GAAP to Non-GAAP Reconciliations,” which presents the computations of certain financial measures related to “tangible common equity,” “Common Equity Tier 1” and “cash efficiency.” The table reconciles the GAAP performance measures to the corresponding non-GAAP measures, which provides a basis for period-to-period comparisons.
(e)	Represents period-end consolidated total loans and loans held for sale divided by period-end consolidated total deposits (excluding deposits in foreign office).

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

Forward-looking statements, by their nature, are subject to assumptions, risks, and uncertainties, many of which are outside of our control. Our actual results may differ materially from those set forth in our forward-looking statements. There is no assurance that any list of risks and uncertainties or risk factors is complete. Factors that could cause our actual results to differ from those described in forward-looking statements include, but are not limited to:

•	deterioration of commercial real estate market fundamentals;

•	defaults by our loan counterparties or clients;

•	adverse changes in credit quality trends;

•	declining asset prices;

•	our concentrated credit exposure in commercial, financial and agricultural loans;

•	the extensive and increasing regulation of the U.S. financial services industry;

•	changes in accounting policies, standards, and interpretations;

•	breaches of security or failures of our technology systems due to technological or other factors and cybersecurity threats;

•	operational or risk management failures by us or critical third parties;

•	negative outcomes from claims or litigation;

•	the occurrence of natural or man-made disasters, conflicts, or terrorist attacks, or other adverse external events;

•	increasing capital and liquidity standards under applicable regulatory rules;

•	unanticipated changes in our liquidity position, including but not limited to, changes in our access to or the cost of funding, our ability to enter the financial markets and to secure alternative funding sources;

•	our ability to receive dividends from our subsidiary, KeyBank;

•	downgrades in our credit ratings or those of KeyBank;

•	a reversal of the U.S. economic recovery due to financial, political, or other shocks;

•	our ability to anticipate interest rate changes and manage interest rate risk;

•	deterioration of economic conditions in the geographic regions where we operate;

•	the soundness of other financial institutions;

•	our ability to attract and retain talented executives and employees and to manage our reputational risks;

•	our ability to timely and effectively implement our strategic initiatives;

•	increased competitive pressure due to industry consolidation;

•	unanticipated adverse effects of strategic partnerships or acquisitions and dispositions of assets or businesses;

•	our ability to realize the anticipated benefits of the First Niagara merger; and

•	our ability to develop and effectively use the quantitative models we rely upon in our business planning.

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

Economic overview

The economy rebounded in the second quarter of 2016, with the Federal Reserve Bank of Atlanta estimating real GDP of 2.4%, up from just 1.1% in the first quarter. Second quarter GDP growth was supported by a rebound in consumption even as nonresidential and residential investment dragged on growth. Meanwhile, average job gains fell for the third straight quarter as a result of a disappointing May employment report. Housing market data improved further, with slow advances in residential construction and modest improvement year-over-year in sales of existing homes. Geopolitical tensions, slowing global growth and uncertainty around prospective Federal Reserve actions prevented the economy from accelerating further during the first half of the year.

In the second quarter of 2016, real spending advanced in April and May, rebounding from weak spending dating back to the end of last year, with improvements in both durable and nondurable goods expenditures. Retail sales have shown steady improvement with sales excluding automobiles rising 3.2% year-over-year in June, up from 2.1% in March 2016. Consumer confidence rose modestly from the first quarter, with the Conference Board measure ending the second quarter of 2016 at 98.0, up 1.9 points from March. Inflation remains well below the Federal Reserve target, with the personal consumption expenditure index up just .9% year-over-year as of May 2016.

In the labor market, average monthly job gains declined to 147,000 during the second quarter of 2016, compared to the solid first quarter 2016 average of 196,000, marking the third straight quarter of decline in the monthly average. The second quarter average was adversely impacted by a weak May report, with gains of only 11,000 for the month. Gains continue to be driven by the services sectors, while the goods-producing sectors have reported weakness since the end of last year. The unemployment rate rose to 4.9% in June of 2016, up 20 basis points from May, but down 10 basis points from the end of the first quarter, driven in part by a declining labor force and a lower participation rate.

The housing market improved modestly in the second quarter, with most metrics above year-ago levels. Existing home sales ended the quarter at 5.6 million units, compared to 5.4 million in March and slightly above year-ago levels. New Home Sales rebounded, ending the second quarter of 2016 10% higher than March and up 26% year-over-year increase. Housing starts have fallen modestly since the same period last year, totaling a seasonally adjusted annual rate of 1.19 million in June 2016, down 2% year-over-year and up 7% since the end of the first quarter. Housing permits rebounded from the start of the year, increasing 7% from March of 2016, but remain 14% below year-ago levels in June 2016. Home price appreciation is moderating, with May 2016 home prices up 5.9% year-over-year, down slightly from 6.7% from March 2016.

The Federal Reserve remained accommodative in the second quarter of 2016, continuing to reinvest principal payments to ease financial conditions. Forward guidance is somewhat unclear as to when the Federal Open Market Committee (FOMC) will again raise the federal funds target rate, as global economic conditions and inflation measures remain concerns. This, along with market uncertainty related to the United Kingdom leaving the European Union, has pushed interest rates lower. The yield on the 10-year U.S. Treasury dropped 29 basis points in the second quarter of 2016 to 1.49%.

Long-term financial goals

Our long-term financial goals are as follows:

•	Improve balance sheet efficiency by targeting a loan-to-deposit ratio range of 90% to 100%;

•	Maintain a moderate risk profile by targeting a net loan charge-offs to average loans ratio and provision for credit losses to average loans ratio in the range of .40% to .60%;

•	Grow high quality, diverse revenue streams by targeting a net interest margin in the range of 3.00% to 3.25% and a ratio of noninterest income to total revenue of greater than 40%;

•	Generate positive operating leverage and target a cash efficiency ratio excluding merger-related expense of less than 60%; and

•	Maintain disciplined capital management and target a return on average assets excluding merger-related expense in the range of 1.00% to 1.25%.

Figure 2 shows the evaluation of our long-term financial goals for the six months ended June 30, 2016.

Figure 2. Evaluation of Our Long-Term Financial Goals

KEY Business Model	Key Metrics (a)	2Q16	YTD 2016	Targets
Balance sheet efficiency	Loan-to-deposit ratio (b)	85%	85%	90 - 100%

Moderate risk profile	Net loan charge-offs to average loans	.28%	.30%	.40 - .60%
	Provision for credit losses to average loans	.34%	.47%

High quality, diverse revenue streams	Net interest margin	2.76%	2.83%	3.00 - 3.25%
	Noninterest income to total revenue	44%	43%	> 40%

Positive operating leverage	Cash efficiency ratio (c)	69.0%	67.8%	< 60%
	Cash efficiency ratio excluding merger-related expense (c)	64.8%	64.6%

Financial Returns	Return on average assets	.82%	.81%	1.00 - 1.25%
	Return on average assets excluding merger-related expense (c)	.94%	.90%

(a)	Calculated from continuing operations, unless otherwise noted.
(b)	Represents period-end consolidated total loans and loans held for sale divided by period-end consolidated total deposits (excluding deposits in foreign office).
(c)	Non-GAAP measure: see Figure 7 for reconciliation.

Strategic developments

Our actions and results during the first six months of 2016 supported our corporate strategy described in the “Introduction” section under the “Corporate strategy” heading on page 38 of our 2015 Form 10-K.

•	We continue to focus on growing our businesses and remain committed to improving productivity and efficiency. During the first six months of 2016, we generated positive operating leverage excluding merger-related expense from the prior year, with revenue up 1.3% from 2015. Net interest income benefited from higher earning asset balances and an increase in earning asset yields, largely the result of our loan portfolio repricing to the higher short-term interest rates. Although noninterest income declined slightly from the prior year, we saw a benefit from increases in several of our core fee-based businesses where we continue to make investments: service charges on deposit accounts, corporate services income, and cards and payments income. Excluding merger-related expense of $69 million, noninterest expense increased $5 million from the prior year primarily due to slight increases across various nonpersonnel areas.

•	Although asset quality measures were impacted during the first six months of 2016 by credit migration, primarily in our oil and gas portfolio, our net loan charge-offs were .30% of average loans, below our targeted range, and the provision for credit losses was .47% of average loans, within our targeted range.

•	Capital management remains a priority for 2016. As previously reported, our existing share repurchase program under the 2015 capital plan (which was effective through the second quarter of 2015) was suspended in the fourth quarter of 2015 in connection with the announcement of our acquisition of First Niagara. On June 29, 2016, the Federal Reserve announced that it did not object to our 2016 capital plan. Share repurchases of up to $350 million were included in the 2016 capital plan, which is effective through the second quarter of 2017. We anticipate repurchasing common shares in the third quarter of 2016 following the completion of the acquisition of First Niagara.

•	As previously reported, our 2015 capital plan proposed an increase in our quarterly common share dividend from $.075 to $.085 per share, which was approved by our Board in May 2016. An additional potential increase in our quarterly common share dividend, up to $.095 per share, will be considered by the Board for the second quarter of 2017, consistent with the 2016 capital plan.

•	On August 1, 2016, First Niagara merged with and into KeyCorp, with KeyCorp as the surviving entity after receiving regulatory approval on July 12, 2016. The total consideration for the transaction was approximately $4.0 billion. Systems and client conversion is expected during the fourth quarter of 2016, subject to pending regulatory approval. On April 28, 2016, KeyCorp and First Niagara entered into an agreement with Northwest Bank, a wholly-owned subsidiary of Northwest Bancshares, Inc., to sell 18 branches in the Buffalo, New York market. The branches are being divested in connection with the merger between First Niagara and KeyCorp and pursuant to an agreement with the United States Department of Justice and commitments to the Board of Governors of the Federal Reserve System following a customary antitrust review in connection with the proposed merger.

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

Figure 3 shows the geographic diversity of Key Community Bank’s average deposits, commercial loans, and home equity loans.

Figure 3. Key Community Bank Geographic Diversity

	Geographic Region
Three months ended June 30, 2016 dollars in millions	Pacific	Rocky Mountains	Indiana	West Ohio/ Michigan	East Ohio	Western New York	Eastern New York	New England	NonRegion (a)	Total
Average deposits	$12,754	$5,416	$2,400	$4,717	$10,083	$5,185	$8,107	$3,041	$2,091	$53,794
Percent of total	23.7%	10.1%	4.5%	8.8%	18.7%	9.6%	15.1%	5.6%	3.9%	100.0%

Average commercial loans	$3,421	$1,927	$893	$1,236	$2,369	$684	$1,916	$824	$3,178	$16,448
Percent of total	20.8%	11.7%	5.4%	7.5%	14.4%	4.2%	11.7%	5.0%	19.3%	100.0%
Average home equity loans	$3,131	$1,495	$482	$803	$1,227	$823	$1,235	$642	$70	$9,908
Percent of total	31.6%	15.1%	4.8%	8.1%	12.4%	8.3%	12.5%	6.5%	.7%	100.0%

(a)	Represents average deposits, commercial loan products, and home equity loan products centrally managed outside of our eight Key Community Bank regions.

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

Regulatory capital rules

In October 2013, federal banking regulators published the final Basel III capital framework for U.S. banking organizations (the “Regulatory Capital Rules”). The Regulatory Capital Rules generally implement in the U.S. the Basel III capital framework published by the Basel Committee in December 2010 and revised in June 2011 and January 2014 (the “Basel III capital framework”). The Basel III capital framework and the U.S. implementation of the Basel III capital framework are discussed in more detail in Item 1. Business of our 2015 Form 10-K under the heading “Supervision and Regulation — Basel III capital and liquidity frameworks.”

While the Regulatory Capital Rules became effective on January 1, 2014, the mandatory compliance date for Key as a “standardized approach” banking organization was January 1, 2015, subject to transitional provisions extending to January 1, 2019.

New minimum capital and leverage ratio requirements

Under the Regulatory Capital Rules, “standardized approach” banking organizations, like KeyCorp, are required to meet the minimum capital and leverage ratios set forth in Figure 4 below. At June 30, 2016, Key had an estimated Common Equity Tier 1 Capital Ratio of 11.05% under the fully phased-in Regulatory Capital Rules. Also at June 30, 2016, based on the fully phased-in Regulatory Capital Rules, Key estimates that its capital and leverage ratios, after adjustment for market risk, would be as set forth in Figure 4.

Figure 4. Estimated Ratios vs. Minimum Capital Ratios Calculated Under the Fully Phased-In Regulatory Capital Rules

Ratios (including Capital conservation buffer)	Key June 30, 2016 Estimated	Minimum January 1, 2016	Phase-in Period	Minimum January 1, 2019
Common Equity Tier 1 (a)	11.05%	4.5%	None	4.5%
Capital conservation buffer (b)		—	1/1/16-1/1/19	2.5
Common Equity Tier 1 + Capital conservation buffer		4.5	1/1/16-1/1/19	7.0
Tier 1 Capital	11.11	6.0	None	6.0
Tier 1 Capital + Capital conservation buffer		6.0	1/1/16-1/1/19	8.5
Total Capital	13.34	8.0	None	8.0
Total Capital + Capital conservation buffer		8.0	1/1/16-1/1/19	10.5
Leverage (c)	10.36	4.0	None	4.0

(a)	See Figure 7 entitled “GAAP to Non-GAAP Reconciliations,” which presents the computation for estimated Common Equity Tier 1. The table reconciles the GAAP performance measure to the corresponding non-GAAP measure, which provides a basis for period-to-period comparisons.
(b)	Capital conservation buffer must consist of Common Equity Tier 1 capital. As a standardized approach banking organization, KeyCorp is not subject to the countercyclical capital buffer of up to 2.5% imposed upon an advanced approaches banking organization under the Regulatory Capital Rules.
(c)	As a standardized approach banking organization, KeyCorp is not subject to the 3% supplemental leverage ratio requirement, which becomes effective January 1, 2018.

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

Figure 5. “Well Capitalized” and “Adequately Capitalized” Capital Category Ratios under Revised Prompt

Corrective Action Rules

Prompt Corrective Action	Capital Category
Ratio	Well Capitalized (a)	Adequately Capitalized
Common Equity Tier 1 Risk-Based	6.5%	4.5%
Tier 1 Risk-Based	8.0	6.0
Total Risk-Based	10.0	8.0
Tier 1 Leverage	5.0	4.0

(a)	A “well capitalized” institution also must not be subject to any written agreement, order, or directive to meet and maintain a specific capital level for any capital measure.
(b)	As a standardized approach banking organization, KeyBank is not subject to the 3% supplemental leverage ratio requirement, which becomes effective January 1, 2018.

As of June 30, 2016, KeyBank meets all “well capitalized” capital adequacy requirements under the Regulatory Capital Rules.

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

Because KeyCorp is a Modified LCR BHC under the Liquidity Coverage Rules, Key is required to maintain its ratio of high-quality liquid assets to its total net cash outflow amount, determined by prescribed assumptions in a standardized hypothetical stress scenario over a 30-calendar day period. Implementation for Modified LCR banking organizations, like Key, began on January 1, 2016, with a minimum requirement of 90% coverage, reaching 100% coverage by January 1, 2017. For the second quarter of 2016, our Modified LCR was above 100%. In the future, we may change the composition of our investment portfolio, increase the size of the overall investment portfolio, and/or modify product offerings to enhance or optimize our liquidity position.

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

Deposit insurance and assessments

In March 2015, the FDIC approved a final rule to impose a surcharge, as required by the Dodd-Frank Act, on the quarterly deposit insurance assessments of insured depository institutions having total consolidated assets of at least $10 billion (like KeyBank). The surcharge is 4.5 cents per $100 of the institution’s assessment base (after making certain adjustments). The final rule became effective on July 1, 2016. If the DIF reserve ratio reaches 1.15% before that date, surcharges will begin July 1, 2016. If the reserve ratio has not reached 1.15% by that date, surcharges will begin the first quarter after the reserve ratio reaches 1.15%. The DIF reserve ratio was 1.13% at the end of the first quarter of 2016. It is expected that the FDIC will announce the DIF reserve ratio for the end of the second quarter of 2016 in late August or early September of 2016. Surcharges will continue through the quarter that the DIF reserve ratio reaches or exceeds 1.35%, but not later than December 31, 2018. If the reserve ratio does not reach 1.35% by December 31, 2018 (provided it is at least 1.15%), the FDIC will impose a shortfall assessment on March 31, 2019, on insured depository institutions with total consolidated assets of $10 billion or more (like KeyBank).

In February 2016, the FDIC issued an NPR proposing to impose recordkeeping requirements on insured depository institutions with two million or more deposit accounts (including KeyBank) in order to facilitate rapid payment of insured deposits to customers if the institutions were to fail. The proposal would require such insured depository institutions (i) to maintain complete and accurate data on each depositor’s ownership interest by right and capacity for all of the institution’s deposit accounts and (ii) to develop the capability to calculate the insured and uninsured amounts for each deposit owner within 24 hours of failure. The FDIC would conduct periodic testing of covered institutions’ compliance with these requirements and such institutions would be required to file a deposit insurance coverage summary report with the FDIC annually. Compliance would be required two years after the effective date of a final rule. After being extended, the comment period for the NPR expired on June 25, 2016.

Single counterparty credit limits

In March 2016, the Federal Reserve issued an NPR proposing to establish single counterparty credit limits for BHCs with total consolidated assets of $50 billion or more. This proposal would implement a provision in the Dodd-Frank Act and replaces proposals on this subject issued by the Federal Reserve in 2011 and 2012. Under the proposal, a covered BHC (including KeyCorp) would not be allowed to have an aggregate net credit exposure to any unaffiliated counterparty that exceeds 25% of the consolidated capital stock and surplus of the covered BHC. G-SIBs and certain other large BHCs (excluding KeyCorp) would be subject to stricter limits under the proposal. A covered BHC such as KeyCorp would be required to comply with the proposed limits and quarterly reporting to show such compliance starting two years after the effective date of a final rule. The comment period for the NPR expired on June 3, 2016.

ERISA fiduciary standard

On April 8, 2016, the Department of Labor published final rules and amendments to certain prohibited transaction exemptions regarding which service providers would be regarded as fiduciaries under ERISA for making investment advice recommendations to: 1) certain retirement plan fiduciaries, participants or beneficiaries and 2) owners or beneficiaries of individual retirement accounts and health savings accounts, among other retirement plans. In sum, the rules intend to place fiduciary obligations, rather than the lesser legal obligations that currently apply, on these service providers. The rules require any financial institution making recommendations for either the purchase or sale of investments in or rollover of the respective retirement plan be subject to certain fiduciary obligations under ERISA such as an impartial conduct standard and not selling certain investment products whose compensation may raise a conflict of interest for the advisor without entering into a contract providing certain disclosures and legal remedies to the customer. The requirement of impartial conduct is effective April 10, 2017, and the contract provisions must be in place by January 1, 2018. At present, we expect that this rule will affect our brokerage, trust and consumer deposit taking lines of business but are not able to determine how significant the new rules’ financial impact will be on our financial position.

Highlights of Our Performance

Financial performance

For the second quarter of 2016, we announced net income from continuing operations attributable to Key common shareholders of $193 million, or $.23 per common share. Our second quarter of 2016 results compare to net income from continuing operations attributable to Key common shareholders of $230 million, or $.27 per common share, for the second quarter of 2015.

Our taxable-equivalent net interest income was $605 million for the second quarter of 2016, and the net interest margin was 2.76%. These results compare to taxable-equivalent net interest income of $591 million and a net interest margin of 2.88% for the second quarter of 2015. The $14 million increase in net interest income reflects higher earning asset balances and an increase in earning asset yields, largely the result of our loan portfolio re-pricing to higher short-term interest rates. The benefit to net interest income from these items was partly offset by lower reinvestment yields in our securities and derivatives portfolios. The 12 basis point decline in the net interest margin reflects higher levels of liquidity, lower reinvestment yields in the securities and derivatives portfolios, and lower loan fees. Our Federal Reserve account averaged $5.6 billion during the second quarter of 2016, which increased $2.3 billion compared to the second quarter of 2015 and reduced the net interest margin by 7 basis points. For the full year of 2016, we expect low to mid-single-digit growth in net interest income compared to the prior year without the benefit of higher rates or mid-single digit growth with the benefit of higher interest rates.

Our noninterest income was $473 million for the second quarter of 2016, compared to $488 million for the year-ago quarter. The decrease from the prior year was largely attributable to lower investment banking and debt placement fees of $43 million, reflecting challenging market conditions, as well as $6 million of lower operating lease income and other leasing gains. These declines were offset by an increase of $17 million in other income primarily related to gains from certain real estate investments, along with continued growth in some of our core fee-based businesses, including corporate services and cards and payments. For the full year of 2016, we expect stable to up low single-digit growth in our noninterest income compared to the prior year.

Our noninterest expense was $751 million for the second quarter of 2016. Noninterest expense included $45 million of merger-related expense, primarily made up of $35 million in personnel expense related to technology development for systems conversions and fully-dedicated personnel for merger and integration efforts. The remaining $10 million of merger-related expense was nonpersonnel expense, largely recognized in business services and professional fees and marketing. There was no merger-related expense incurred in the second quarter of 2015. Excluding merger-related expense, noninterest expense was $5 million lower than the second quarter of last year. The decrease is primarily attributable to $16 million in lower personnel expense related to lower performance-based compensation, along with lower net occupancy expenses and business services and professional fees. These decreases were partially offset by an increase in other expense, reflecting the impact of certain real estate investments and other miscellaneous items, along with increased non-merger related marketing expense. For the full year of 2016, we expect noninterest expense excluding merger-related expense to be relatively stable with 2015.

Average loans were $61.1 billion for the second quarter of 2016, an increase of $3.2 billion compared to the second quarter of 2015. The loan growth primarily occurred in the commercial, financial and agricultural portfolio, which increased $3.6 billion and was spread across our commercial lines of business. Consumer loans declined by $504 million mostly due to paydowns on our home equity loan portfolio and continued run-off in our consumer exit portfolios. For the full year of 2016, we anticipate average loan growth in the mid-single digit range.

Average deposits, excluding deposits in foreign office, totaled $73.9 billion for the second quarter of 2016, an increase of $3.6 billion compared to the year-ago quarter. Interest-bearing deposits increased $4.9 billion driven by a $3.6 billion increase in NOW and money market deposit accounts and a $1.3 billion increase in certificates of deposit and other time deposits. The increase in average deposits from the year-ago quarter reflects core deposit growth in our retail banking franchise, growth in escrow deposits from the commercial mortgage servicing business, and commercial deposit inflows. These increases were partially offset by a $1.2 billion decline in noninterest-bearing deposits.

Our provision for credit losses was $52 million for the second quarter of 2016, compared to $41 million for the year-ago quarter. Our ALLL was $854 million, or 1.38% of total period-end loans at June 30, 2016, compared to 1.37% at June 30, 2015. For the remainder of 2016, we expect our ALLL as a percentage of period-end loans to remain relatively stable with the second quarter of 2016.

Net loan charge-offs for the second quarter of 2016 totaled $43 million, or .28% of average total loans, compared to .25% for the same period last year. We expect net loan charge-offs to average total loans to continue to be below our targeted range of .40% to .60% for the remainder of 2016.

At June 30, 2016, our nonperforming loans totaled $619 million and represented 1.00% of period-end portfolio loans, compared to $419 million, or .72% of period-end portfolio loans, at June 30, 2015. Nonperforming assets at June 30, 2016, totaled $637 million and represented 1.03% of period-end portfolio loans and OREO and other nonperforming assets, compared to $440 million, or .75% of period-end portfolio loans, at June 30, 2015. The increase in our nonperforming assets was primarily due to credit migration in the oil and gas portfolio.

Our capital ratios remain strong. Our tangible common equity and Tier 1 risk-based capital ratios at June 30, 2016, are 9.95% and 11.41%, respectively, compared to 9.86% and 11.11%, respectively, at June 30, 2015. In addition, our Common Equity Tier 1 ratio is 11.10% at June 30, 2016, compared to 10.71% at June 30, 2015. We continue to return capital to our shareholders through our quarterly common share dividend. In the second quarter of 2016, we paid a cash dividend of $.085 per common share, an increase from $.075 per common share, under our 2015 capital plan authorization.

Figure 6 shows our continuing and discontinued operating results for the current, past, and year-ago quarters. Our financial performance for each of the past five quarters is summarized in Figure 1.

Figure 6. Results of Operations

	Three months ended			Six months ended
in millions, except per share amounts	6-30-16	3-31-16	6-30-15	6-30-16	6-30-15
Summary of operations
Income (loss) from continuing operations attributable to Key	$199	$187	$235	$386	$463
Income (loss) from discontinued operations, net of taxes (a)	3	1	3	4	8

Net income (loss) attributable to Key	$202	$188	$238	$390	$471

Income (loss) from continuing operations attributable to Key	$199	$187	$235	$386	$463
Less: Dividends on Series A Preferred Stock	6	5	5	11	11

Income (loss) from continuing operations attributable to Key common shareholders	193	182	230	375	452
Income (loss) from discontinued operations, net of taxes (a)	3	1	3	4	8

Net income (loss) attributable to Key common shareholders	$196	$183	$233	$379	$460

Per common share — assuming dilution
Income (loss) from continuing operations attributable to Key common shareholders	$.23	$.22	$.27	$.44	$.52
Income (loss) from discontinued operations, net of taxes (a)	—	—	—	—	.01

Net income (loss) attributable to Key common shareholders (b)	$.23	$.22	$.27	$.45	$.53

(a)	In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. As a result of this decision, we have accounted for this business as a discontinued operation. For further discussion regarding the income (loss) from discontinued operations, see Note 11 (“Acquisitions and Discontinued Operations”).
(b)	EPS may not foot due to rounding.

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

As disclosed in Note 11 (“Acquisitions and Discontinued Operations”), KeyCorp completed its purchase of First Niagara on August 1, 2016. The definitive agreement and plan of merger to acquire First Niagara was originally announced on October 30, 2015. As a result of this transaction, we’ve recognized merger-related expense. Figure 7 shows the computation of noninterest expense excluding merger-related expense and return on average assets from continuing operations excluding merger-related expense. We believe that eliminating the effects of the merger-related expense makes it easier to analyze our results by presenting them on a more comparable basis.

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

Figure 7. GAAP to Non-GAAP Reconciliations

	Three months ended
dollars in millions	6-30-16	3-31-16	12-31-15	9-30-15	6-30-15
Tangible common equity to tangible assets at period end
Key shareholders’ equity (GAAP)	$11,313	$11,066	$10,746	$10,705	$10,590
Less: Intangible assets (a)	1,074	1,077	1,080	1,084	1,085
Series A Preferred Stock (b)	281	281	281	281	281

Tangible common equity (non-GAAP)	$9,958	$9,708	$9,385	$9,340	$9,224

Total assets (GAAP)	$101,150	$98,402	$95,131	$95,420	$94,604
Less: Intangible assets (a)	1,074	1,077	1,080	1,084	1,085

Tangible assets (non-GAAP)	$100,076	$97,325	$94,051	$94,336	$93,519

Tangible common equity to tangible assets ratio (non-GAAP)	9.95%	9.97%	9.98%	9.90%	9.86%
Common Equity Tier 1 at period end
Key shareholders’ equity (GAAP)	$11,313	$11,066	$10,746	$10,705	10,590
Less: Series A Preferred Stock (b)	281	281	281	281	281

Common Equity Tier 1 capital before adjustments and deductions	11,032	10,785	10,465	10,424	10,309
Less: Goodwill, net of deferred taxes	1,031	1,033	1,034	1,036	1,034
Intangible assets, net of deferred taxes	30	35	26	29	33
Deferred tax assets	1	1	1	1	1
Net unrealized gains (losses) on available-for-sale securities, net of deferred taxes	129	70	(58)	54	—
Accumulated gains (losses) on cash flow hedges, net of deferred taxes	77	46	(20)	21	(20)
Amounts in AOCI attributed to pension and postretirement benefit costs, net of deferred taxes	(362)	(365)	(365)	(385)	(361)

Total Common Equity Tier 1 capital	$10,126	$9,965	$9,847	$9,668	9,622

Net risk-weighted assets (regulatory)	$91,195	$90,014	$89,980	$92,307	89,851
Common Equity Tier 1 ratio (non-GAAP)	11.10%	11.07%	10.94%	10.47%	10.71%
Average tangible common equity
Average Key shareholders’ equity (GAAP)	$11,147	$10,953	$10,731	$10,614	$10,590
Less: Intangible assets (average) (c)	1,076	1,079	1,082	1,083	1,086
Series A Preferred Stock (average)	290	290	290	290	290

Average tangible common equity (non-GAAP)	$9,781	$9,584	$9,359	$9,241	$9,214

Return on average tangible common equity from continuing operations
Net income (loss) from continuing operations attributable to Key common shareholders (GAAP)	$193	$182	$224	$216	$230
Average tangible common equity (non-GAAP)	9,781	9,584	9,359	9,241	9,214
Return on average tangible common equity from continuing operations (non-GAAP)	7.94%	7.64%	9.50%	9.27%	10.01%
Return on average tangible common equity consolidated
Net income (loss) attributable to Key common shareholders (GAAP)	$196	$183	$220	$213	$233
Average tangible common equity (non-GAAP)	9,781	9,584	9,359	9,241	9,214
Return on average tangible common equity consolidated (non-GAAP)	8.06%	7.68%	9.33%	9.14%	10.14%
Pre-provision net revenue
Net interest income (GAAP)	$597	$604	$602	$591	$584
Plus: Taxable-equivalent adjustment	8	8	8	7	7
Noninterest income	473	431	485	470	488
Less: Noninterest expense	751	703	736	724	711

Pre-provision net revenue from continuing operations (non-GAAP)	$327	$340	$359	$344	$368

Noninterest expense excluding merger-related expense
Noninterest expense (GAAP)	$751	$703	$736	$724	$711
Less: Merger-related expense	45	24	6	—	—

Noninterest expense excluding merger-related expense (non-GAAP)	$706	$679	$730	$724	$711

Cash efficiency ratio
Noninterest expense (GAAP)	$751	$703	$736	$724	$711
Less: Intangible asset amortization	7	8	9	9	9

Adjusted noninterest expense (non-GAAP)	$744	$695	$727	$715	$702
Less: Merger-related expense	45	24	6	—	—

Adjusted noninterest expense excluding merger-related expense (non-GAAP)	$699	$671	$721	$715	$702

Net interest income (GAAP)	$597	$604	$602	$591	$584
Plus: Taxable-equivalent adjustment	8	8	8	7	7
Noninterest income (GAAP)	473	431	485	470	488

Total taxable-equivalent revenue (non-GAAP)	$1,078	$1,043	$1,095	$1,068	$1,079

Cash efficiency ratio (non-GAAP)	69.0%	66.6%	66.4%	66.9%	65.1%
Cash efficiency ratio excluding merger-related expense (non-GAAP)	64.8%	64.3%	65.8%	66.9%	65.1%
Return on average total assets from continuing operations excluding merger-related expense
Income from continuing operations attributable to Key (GAAP)	$199	$187	$230	$222	$235
Add: Merger-related expense, after tax	28	15	4	—	—

Income from continuing operations attributable to Key excluding merger-related expense, after tax (non-GAAP)	$227	$202	$234	$222	$235

Average total assets from continuing operations (GAAP)	$97,413	$94,477	$94,117	$92,649	$91,658

Return on average total assets from continuing operations excluding merger-related expense (non-GAAP)	.94%	.86%	.99%	.95%	1.03%

(a)	For the three months ended June 30, 2016, March 31, 2016, December 31, 2015, September 30, 2015, and June 30, 2015, intangible assets exclude $36 million, $40 million, $45 million, $50 million, and $55 million, respectively, of period-end purchased credit card receivables.
(b)	Net of capital surplus.
(c)	For the three months ended June 30, 2016, March 31, 2016, December 31, 2015, September 30, 2015, and June 30, 2015, average intangible assets exclude $38 million, $42 million, $47 million, $52 million, and $58 million, respectively, of average purchased credit card receivables.

Figure 7. GAAP to Non-GAAP Reconciliations, continued

dollars in millions	Three months ended 6-30-16
Common Equity Tier 1 under the Regulatory Capital Rules (estimates)
Common Equity Tier 1 under current Regulatory Capital Rules	$10,126
Adjustments from current Regulatory Capital Rules to the fully phased-in Regulatory Capital Rules:
Deferred tax assets and other intangible assets (d)	(21)

Common Equity Tier 1 anticipated under the fully phased-in Regulatory Capital Rules (e)	$10,105

Net risk-weighted assets under current Regulatory Capital Rules	$91,195
Adjustments from current Regulatory Capital Rules to the fully phased-in Regulatory Capital Rules:
Mortgage servicing assets (f)	485
Volcker Funds	(224)
All other assets	17

Total risk-weighted assets anticipated under the fully phased-in Regulatory Capital Rules (e)	$91,473

Common Equity Tier 1 ratio under the fully phased-in Regulatory Capital Rules (e)	11.05%

	Six months ended
dollars in millions	6-30-16	6-30-15
Pre-provision net revenue
Net interest income (GAAP)	$1,201	$1,155
Plus: Taxable-equivalent adjustment	16	13
Noninterest income (GAAP)	904	925
Less: Noninterest expense (GAAP)	1,454	1,380

Pre-provision net revenue from continuing operations (non-GAAP)	$667	$713

Average tangible common equity
Average Key shareholders’ equity (GAAP)	$11,050	$10,580
Less: Intangible assets (average) (c)	1,077	1,088
Preferred Stock, Series A (average)	290	290

Average tangible common equity (non-GAAP)	$9,683	$9,202

Return on average tangible common equity from continuing operations
Net income (loss) from continuing operations attributable to Key common shareholders (GAAP)	$375	$452
Average tangible common equity (non-GAAP)	9,683	9,202
Return on average tangible common equity from continuing operations (non-GAAP)	7.79%	9.91%
Return on average tangible common equity consolidated
Net income (loss) attributable to Key common shareholders (GAAP)	$379	$460
Average tangible common equity (non-GAAP)	9,683	9,202
Return on average tangible common equity consolidated (non-GAAP)	7.87%	10.08%
Cash efficiency ratio
Noninterest expense (GAAP)	$1,454	$1,380
Less: Intangible asset amortization (GAAP)	15	18

Adjusted noninterest expense (non-GAAP)	1,439	1,362
Less: Merger-related expense	69	—

	$1,370	$1,362

Net interest income (GAAP)	$1,201	$1,155
Plus: Taxable-equivalent adjustment	16	13
Noninterest income (GAAP)	904	925

Total taxable-equivalent revenue (non-GAAP)	$2,121	$2,093

Cash efficiency ratio (non-GAAP)	67.8%	65.1%
Cash efficiency ratio excluding merger-related expense (non-GAAP)	64.6%	65.1%
Return on average total assets from continuing operations excluding merger-related expense
Income from continuing operations attributable to Key (GAAP)	$386	$463
Add: Merger-related expense, after tax	43	—

Income from continuing operations attributable to Key excluding merger-related expense, after tax (non-GAAP)	$429	$463

Average total assets from continuing operations (GAAP)	$95,945	$90,648

Return on average total assets from continuing operations excluding merger-related expense (non-GAAP)	.90%	1.03%

(d)	Includes the deferred tax assets subject to future taxable income for realization, primarily tax credit carryforwards, as well as intangible assets (other than goodwill and mortgage servicing assets) subject to the transition provisions of the final rule.
(e)	The anticipated amount of regulatory capital and risk-weighted assets is based upon the federal banking agencies’ Regulatory Capital Rules (as fully phased-in on January 1, 2019); we are subject to the Regulatory Capital Rules under the “standardized approach.”
(f)	Item is included in the 10%/15% exceptions bucket calculation and is risk-weighted at 250%.

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

Taxable-equivalent net interest income was $605 million for the second quarter of 2016, and the net interest margin was 2.76%. These results compare to taxable-equivalent net interest income of $591 million and a net interest margin of 2.88% for the second quarter of 2015. The $14 million increase in net interest income compared to the year-ago quarter reflects higher earning asset balances and an increase in earning asset yields, largely the result of our loan portfolio re-pricing to higher short-term interest rates. The benefit to net interest income from these items was partly offset by lower reinvestment yields in our securities and derivatives portfolios. The 12 basis point decline in the net interest margin reflects higher levels of liquidity, lower reinvestment yields in the securities and derivatives portfolios, and lower loan fees. Our Federal Reserve account averaged $5.6 billion during the second quarter of 2016, which increased $2.3 billion compared to the second quarter of 2015 and reduced the net interest margin by 7 basis points.

For the six months ended June 30, 2016, taxable-equivalent net interest income increased by $49 million, and the net interest margin decreased by 6 basis points. The increase in net interest income reflects higher earning asset balances and an increase in earning asset yields. Higher levels of liquidity and lower reinvestment yields in the securities and derivatives portfolios drove the decline in the net interest margin and more than offset the benefit from higher earning asset yields.

Average loans were $61.1 billion for the second quarter of 2016, an increase of $3.2 billion compared to the second quarter of 2015. The loan growth occurred primarily in the commercial, financial and agricultural portfolio, which increased $3.6 billion and was spread across our commercial lines of business. Consumer loans declined $504 million mostly due to paydowns in our home equity loan portfolio and continued run-off in our consumer exit portfolios.

Average deposits, excluding deposits in foreign office, totaled $73.9 billion for the second quarter of 2016, an increase of $3.6 billion compared to the year-ago quarter. Interest-bearing deposits increased $4.9 billion driven by a $3.6 billion increase in NOW and money market deposit accounts and a $1.3 billion increase in certificates of deposit and other time deposits. The increase in average deposits from the year-ago quarter reflects core deposit growth in our retail banking franchise, growth in escrow deposits from the commercial mortgage servicing business, and commercial deposit inflows. These increases were partially offset by a $1.2 billion decline in noninterest-bearing deposits.

Figure 8. Consolidated Average Balance Sheets, Net Interest Income and Yields/Rates From Continuing Operations

	Second Quarter 2016			First Quarter 2016
dollars in millions	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)
ASSETS
Loans (b), (c)
Commercial, financial and agricultural (d)	$32,630	$270	3.32%	$31,590	$263	3.35%
Real estate — commercial mortgage	8,404	80	3.85	8,138	77	3.78
Real estate — construction	869	8	3.78	1,016	10	4.11
Commercial lease financing	3,949	37	3.77	3,957	36	3.65

Total commercial loans	45,852	395	3.47	44,701	386	3.47
Real estate — residential mortgage	2,253	22	4.11	2,236	24	4.18
Home equity loans	10,098	102	4.04	10,240	103	4.06
Consumer direct loans	1,599	26	6.53	1,593	26	6.53
Credit cards	792	21	10.58	784	21	10.72
Consumer indirect loans	554	9	6.56	602	10	6.44

Total consumer loans	15,296	180	4.74	15,455	184	4.76

Total loans	61,148	575	3.78	60,156	570	3.80
Loans held for sale	611	5	3.18	826	8	4.02
Securities available for sale (b), (e)	14,268	74	2.08	14,207	75	2.12
Held-to-maturity securities (b)	4,883	24	1.98	4,817	24	2.01
Trading account assets	967	6	2.28	817	7	3.50
Short-term investments	5,559	6	.45	3,432	4	.46
Other investments (e)	610	2	1.54	647	3	1.73

Total earning assets	88,046	692	3.16	84,902	691	3.27
Allowance for loan and lease losses	(833)			(803)
Accrued income and other assets	10,200			10,378
Discontinued assets	1,738			1,804

Total assets	$99,151			$96,281

LIABILITIES
NOW and money market deposit accounts	$39,687	16	.17	$37,708	15	.16
Savings deposits	2,375	—	.02	2,349	—	.02
Certificates of deposit ($100,000 or more) (f)	3,233	11	1.39	2,761	10	1.37
Other time deposits	3,252	7	.85	3,200	6	.79

Total interest-bearing deposits	48,547	34	.29	46,018	31	.27
Federal funds purchased and securities sold under repurchase agreements	337	—	.01	437	—	.07
Bank notes and other short-term borrowings	694	3	1.39	591	2	1.63
Long-term debt (f), (g)	9,294	50	2.25	8,566	46	2.19

Total interest-bearing liabilities	58,872	87	.60	55,612	79	.57
Noninterest-bearing deposits	25,357			25,580
Accrued expense and other liabilities	2,032			2,322
Discontinued liabilities (g)	1,738			1,804

Total liabilities	87,999			85,318
EQUITY
Key shareholders’ equity	11,147			10,953
Noncontrolling interests	5			10

Total equity	11,152			10,963

Total liabilities and equity	$99,151			$96,281

Interest rate spread (TE)			2.56%			2.70%

Net interest income (TE) and net interest margin (TE)		605	2.76%		612	2.89%

TE adjustment (b)		8			8

Net interest income, GAAP basis		$597			$604

(a)	Results are from continuing operations. Interest excludes the interest associated with the liabilities referred to in (g) below, calculated using a matched funds transfer pricing methodology.
(b)	Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.
(c)	For purposes of these computations, nonaccrual loans are included in average loan balances.
(d)	Commercial, financial and agricultural average balances include $87 million, $85 million, $87 million, $88 million, and $88 million of assets from commercial credit cards for the three months ended June 30, 2016, March 31, 2016, December 31, 2015, September 30, 2015, and June 30, 2015, respectively.

Figure 8. Consolidated Average Balance Sheets, Net Interest Income and Yields/Rates From Continuing Operations

Fourth Quarter 2015			Third Quarter 2015			Second Quarter 2015
Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)

$30,884	$253	3.25%	$30,374	$244	3.19%	$29,017	$233	3.23%
8,019	75	3.70	7,988	73	3.65	7,981	74	3.70
1,067	10	3.65	1,164	11	3.78	1,199	11	3.60
3,910	36	3.68	3,946	35	3.57	3,981	36	3.58

43,880	374	3.38	43,472	363	3.32	42,178	354	3.36
2,252	24	4.18	2,258	24	4.19	2,237	23	4.22
10,418	105	3.97	10,510	105	3.96	10,510	104	3.98
1,605	26	6.50	1,597	26	6.53	1,571	26	6.52
780	21	10.66	759	21	10.74	737	19	10.57
641	10	6.45	685	11	6.47	745	12	6.38

15,696	186	4.69	15,809	187	4.69	15,800	184	4.69

59,576	560	3.72	59,281	550	3.69	57,978	538	3.72
841	8	4.13	939	10	3.96	1,263	12	3.91
14,168	76	2.13	14,247	74	2.11	13,360	73	2.17
4,908	24	1.99	4,923	24	1.95	4,965	24	1.91
822	6	3.31	699	5	2.50	805	5	2.55
3,483	3	.28	2,257	1	.26	3,228	2	.26
674	4	2.71	696	4	2.52	713	5	2.48

84,472	681	3.21	83,042	668	3.21	82,312	659	3.21
(790)			(790)			(793)
10,435			10,397			10,139
1,947			2,118			2,194

$96,064			$94,767			$93,852

$37,640	14	.15	$36,289	15	.16	$36,122	14	.16
2,338	—	.02	2,371	—	.02	2,393	—	.02
2,150	7	1.31	1,985	6	1.27	2,010	6	1.25
3,047	5	.72	3,064	6	.70	3,136	5	.70
354	—	.24	492	—	.23	583	1	.23

45,529	26	.24	44,201	27	.24	44,244	26	.24
392	—	.02	859	—	.08	557	—	.02
556	3	1.65	567	2	1.51	657	2	1.39
8,316	42	2.05	7,893	41	2.20	6,967	40	2.30

54,793	71	.52	53,520	70	.53	52,425	68	.52
26,292			26,268			26,594
2,289			2,236			2,039
1,947			2,118			2,194

85,321			84,142			83,252
10,731			10,614			10,590
12			11			10

10,743			10,625			10,600

$96,064			$94,767			$93,852

		2.69%			2.68%			2.69%

	610	2.87%		598	2.87%		591	2.88%

	8			7			7

	$602			$591			$584

(e)	Yield is calculated on the basis of amortized cost.
(f)	Rate calculation excludes basis adjustments related to fair value hedges.
(g)	A portion of long-term debt and the related interest expense is allocated to discontinued liabilities as a result of applying our matched funds transfer pricing methodology to discontinued operations.

Figure 9 shows how the changes in yields or rates and average balances from the prior year period affected net interest income. The section entitled “Financial Condition” contains additional discussion about changes in earning assets and funding sources.

Figure 9. Components of Net Interest Income Changes from Continuing Operations

	From three months ended June 30, 2015 to three months ended June 30, 2016			From six months ended June 30, 2015 to six months ended June 30, 2016
in millions	Average Volume	Yield/ Rate	Net Change (a)	Average Volume	Yield/ Rate	Net Change (a)
INTEREST INCOME
Loans	$30	$7	$37	$55	$23	$78
Loans held for sale	(6)	(1)	(7)	(6)	—	(6)
Securities available for sale	5	(4)	1	11	(5)	6
Held-to-maturity securities	—	—	—	(1)	1	—
Trading account assets	1	—	1	2	1	3
Short-term investments	2	2	4	3	3	6
Other investments	(1)	(2)	(3)	(1)	(4)	(5)

Total interest income (TE)	31	2	33	63	19	82

INTEREST EXPENSE
NOW and money market deposit accounts	1	1	2	2	2	4
Certificates of deposit ($100,000 or more)	4	1	5	7	1	8
Other time deposits	—	2	2	—	2	2
Deposits in foreign office	(1)	—	(1)	(1)	—	(1)

Total interest-bearing deposits	4	4	8	8	5	13
Bank notes and other short-term borrowings	—	1	1	—	1	1
Long-term debt	13	(3)	10	26	(7)	19

Total interest expense	17	2	19	34	(1)	33

Net interest income (TE)	$14	—	$14	$29	$20	$49

(a)	The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.

Noninterest income

As shown in Figure 10, noninterest income was $473 million for the second quarter of 2016, compared to $488 million for the year-ago quarter, a decrease of $15 million, or 3.1%. The decrease from the prior year was largely attributable to lower investment banking and debt placement fees of $43 million, reflecting challenging market conditions, as well as $6 million of lower operating lease income and other leasing gains. These declines were offset by an increase in other income of $17 million primarily related to gains from certain real estate investments, along with continued growth in some of our core fee-based business, including corporate services and cards and payments.

For the six months ended June 30, 2016, noninterest income decreased $21 million, or 2.3%, from the same period one year ago. Investment banking and debt placement fees declined $40 million and net gains from principal investing decreased $29 million reflecting market weakness. These decreases were partially offset by increases of $17 million in corporate services income due to higher loan commitment fees, other non-yield loans fees, and dealer trading and derivatives income, and $29 million in other income.

Figure 10. Noninterest Income

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Trust and investment services income	$110	$111	$(1)	(.9)%	$219	$220	$(1)	(.5)%
Investment banking and debt placement fees	98	141	(43)	(30.5)	169	209	(40)	(19.1)
Service charges on deposit accounts	68	63	5	7.9	133	124	9	7.3
Operating lease income and other leasing gains	18	24	(6)	(25.0)	35	43	(8)	(18.6)
Corporate services income	53	43	10	23.3	103	86	17	19.8
Cards and payments income	52	47	5	10.6	98	89	9	10.1
Corporate-owned life insurance income	28	30	(2)	(6.7)	56	61	(5)	(8.2)
Consumer mortgage income	3	4	(1)	(25.0)	5	7	(2)	(28.6)
Mortgage servicing fees	10	9	1	11.1	22	22	—	—
Net gains (losses) from principal investing	11	11	—	—	11	40	(29)	(72.5)
Other income (a)	22	5	17	340.0	53	24	29	120.8

Total noninterest income	$473	$488	$(15)	(3.1)%	$904	$925	$(21)	(2.3)%

(a)	Included in this line item is our “Dealer trading and derivatives income (loss).” Additional detail is provided in Figure 11.

Figure 11. Dealer Trading and Derivatives Income (Loss)

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Dealer trading and derivatives income (loss), proprietary (a), (b)	$1	$(4)	$5	N/M	—	$(5)	$5	N/M
Dealer trading and derivatives income (loss), nonproprietary (b)	1	2	(1)	(50.0)%	$10	5	5	100.0%

Total dealer trading and derivatives income (loss)	$2	$(2)	$4	N/M	$10	—	$10	100.0%

(a)	For the quarter ended June 30, 2016, income of $3 million related to fixed income, foreign exchange, interest rates, and commodity derivative trading was offset by losses related to equity securities trading and credit portfolio management activities. For the quarter ended June 30, 2015, income of $1 million related to foreign exchange, interest rate, fixed income, and commodity derivative trading was offset by losses related to equity securities trading and credit portfolio management activities.
(b)	The allocation between proprietary and nonproprietary is made based upon whether the trade is conducted for the benefit of Key or Key’s clients rather than based upon rulemaking under the Volcker Rule. For more information on prohibitions and restrictions imposed by the Volcker Rule, see the discussion under the heading “Other Regulatory Developments under the Dodd-Frank Act – ‘Volcker Rule’” in the section entitled “Supervision and Regulation” in Item 1 of our 2015 Form 10-K.

The following discussion explains the composition of certain elements of our noninterest income and the factors that caused those elements to change.

Trust and investment services income

Trust and investment services income is one of our largest sources of noninterest income and consists of brokerage commissions, trust and asset management commissions, and insurance income. The assets under management that primarily generate these revenues are shown in Figure 12. For the three and six months ended June 30, 2016, trust and investment services income decreased $1 million, or ..9% and .5%, respectively. These declines were due to lower trust and asset management commissions, partially offset by an increase in insurance income.

A significant portion of our trust and investment services income depends on the value and mix of assets under management. At June 30, 2016, our bank, trust, and registered investment advisory subsidiaries had assets under management of $34.5 billion, compared to $38.4 billion at June 30, 2015. The decreases in the equity and securities lending, as shown in Figure 12, were primarily attributable to client attrition and market declines. These declines were partially offset by increases in the money market and fixed income portfolios.

Figure 12. Assets Under Management

	2016		2015
in millions	Second	First	Fourth	Third	Second
Assets under management by investment type:
Equity	$20,458	$20,210	$20,199	$19,728	$21,226
Securities lending	968	1,147	1,215	2,872	4,438
Fixed income	10,053	9,789	9,705	9,823	9,899
Money market	3,056	2,961	2,864	2,735	2,836

Total	$34,535	$34,107	$33,983	$35,158	$38,399

Investment banking and debt placement fees

Investment banking and debt placement fees consist of syndication fees, debt and equity financing fees, financial advisor fees, gains on sales of commercial mortgages, and agency origination fees. Investment banking and debt placement fees decreased $43 million, or 30.5%, for the second quarter of 2016, and $40 million, or 19.1%, for the six months ended June 30, 2016, compared to the same periods one year ago. These decreases were primarily attributable to a decline in merger and acquisition advisory fees and a decline in gains on sales of commercial mortgages reflecting challenging market conditions.

Service charges on deposit accounts

Service charges on deposit accounts increased $5 million, or 7.9%, and $9 million, or 7.3%, from the three and six months ended June 30, 2016, compared to the same periods one year ago. These increases were primarily due to higher overdraft and account analysis fees.

Operating lease income and other leasing gains

Operating lease income and other leasing gains decreased $6 million, or 25%, for the second quarter of 2016, and $8 million, or 18.6%, for the six months ended June 30, 2016, compared to the same periods one year ago. These declines were primarily due to lower gains realized on the sale of returned leased equipment. The expense related to the rental of leased equipment is presented in Figure 13 as “operating lease expense.”

Corporate services income

Corporate services income increased $10 million, or 23.3%, from the year-ago quarter, and $17 million, or 19.8%, for the six months ended June 30, 2016, compared to the same period one year ago. These increases were driven by higher non-yield loan fees, dealer trading and derivatives income, and foreign exchange trading income.

Cards and payments income

Cards and payments income, which consists of debit card, consumer and commercial credit card, and merchant services income, increased $5 million, or 10.6%, from the year-ago quarter, and $9 million, or 10.1%, for the six months ended June 30, 2016, compared to the same period one year ago. This increase was due to higher purchase card, credit card, and ATM debit card fees driven by increased volume.

Consumer mortgage income

Consumer mortgage income decreased $1 million, or 25%, from the year-ago quarter, and $2 million, or 28.6%, for the six months ended June 30, 2016, compared to the same period one year ago. These decreases were primarily due to lower gains on consumer mortgage loans sold.

Mortgage servicing fees

Mortgage servicing fees increased $1 million, or 11.1%, from the year-ago quarter, and were flat for the six months ended June 30, 2016, compared to the same period one year ago. The increase from the year-ago quarter was driven by increased service fee income on mortgage loans sold.

Other income

Other income, which consists primarily of gains on sales of loans held for sale, other service charges, and certain dealer trading income, increased $17 million, or 340%, from the year-ago quarter, and $29 million, or 120.8%, for the six months ended June 30, 2016, compared to the same period one year ago. These increases were primarily due to gains from certain real estate investments.

Noninterest expense

As shown in Figure 13, noninterest expense was $751 million for the second quarter of 2016, compared to $711 million for the year-ago quarter, representing an increase of $40 million, or 5.6%. Noninterest expense included $45 million of merger-related expense, primarily made up of $35 million in personnel expense related to technology development for systems conversions and fully dedicated personnel for acquisition and integration efforts. The remaining $10 million of merger-related expense was nonpersonnel expense, largely recognized in business services and professional fees and marketing. There was no merger-related expense incurred in the second quarter of 2015.

Excluding merger-related expense, noninterest expense was $5 million lower than the second quarter of 2015. The decrease is primarily attributable to $16 million in lower personnel expense related to lower performance based compensation, along with lower net occupancy expenses and business services and professional fees. These decreases were partially offset by an increase in other expense, reflecting the impact of certain real estate investments and other miscellaneous items, along with increased non-merger related marketing expense.

For the six months ended June 30, 2016, noninterest expense increased $74 million, or 5.4%, compared to the same period one year ago. Noninterest expense included $69 million of merger-related expense, primarily made up of $51 million in personnel expense and $18 million of nonpersonnel expense.

Excluding merger-related expense, noninterest expense for the six months ended June 30, 2016, was $5 million higher than the same period one year ago. Other expense increased $26 million, reflecting the impact of certain real estate investments, and computer processing expenses increased $8 million. These increases were partially offset by lower personnel expense related to lower performance based compensation, along with lower net occupancy expenses.

Figure 13. Noninterest Expense

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Personnel (a)	$427	$408	$19	4.7%	$831	$797	$34	4.3%
Net occupancy	59	66	(7)	(10.6)	120	131	(11)	(8.4)
Computer processing	45	42	3	7.1	88	80	8	10.0
Business services and professional fees	40	42	(2)	(4.8)	81	75	6	8.0
Equipment	21	22	(1)	(4.5)	42	44	(2)	(4.5)
Operating lease expense	14	12	2	16.7	27	23	4	17.4
Marketing	22	15	7	46.7	34	23	11	47.8
FDIC assessment	8	8	—	—	17	16	1	6.3
Intangible asset amortization	7	9	(2)	(22.2)	15	18	(3)	(16.7)
OREO expense, net	2	1	1	100.0	3	3	—	—
Other expense	106	86	20	23.3	196	170	26	15.3

Total noninterest expense	$751	$711	$40	5.6%	$1,454	$1,380	$74	5.4%

Merger-related expense (b)	45	—	45	N/M	69	—	69	N/M

Total noninterest expense excluding merger- related expense (c)	$706	$711	$(5)	(.7)%	$1,385	$1,380	$5	.4%

Average full-time equivalent employees (d)	13,419	13,455	(36)	(.3)%	13,411	13,512	(101)	(.7)%

(a)	Additional detail provided in Figure 15 entitled “Personnel Expense.”
(b)	Additional detail provided in Figure 14 entitled “Merger-Related Expense.”
(c)	Non-GAAP measure. See Figure 7 entitled “GAAP to Non-GAAP Reconciliations.”
(d)	The number of average full-time equivalent employees has not been adjusted for discontinued operations.

Figure 14. Merger-Related Expense

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Personnel (a)	$35	—	$35	N/M	$51	—	$51	N/M
Business services and professional fees	5	—	5	N/M	12	—	12	N/M
Marketing	3	—	3	N/M	4	—	4	N/M
Other nonpersonnel expense	2	—	2	N/M	2	—	2	N/M

Total merger-related expense	$45	—	$45	N/M	$69	—	$69	N/M

(a)	Personnel expense includes technology development related to systems conversions, as well as fully-dedicated personnel for merger and integration efforts.

Personnel

As shown in Figure 15, personnel expense, the largest category of our noninterest expense, increased by $19 million, or 4.7%, for the second quarter of 2016 compared to the year-ago quarter. For the six months ended June 30, 2016, personnel expense increased $34 million, or 4.3% from the same period one year ago. Personnel expense included $35 million for the second quarter of 2016, and $51 million for the six months ended June 30, 2016, of merger-related expense related to technology development for system conversions and fully dedicated personnel for acquisition and integration efforts. Personnel expense, adjusting for merger-related expense, declined $16 million from the year-ago quarter, and $17 million for the six months ended June 30, 2016, compared to the same period one year ago. These decreases were primarily due to lower performance based compensation and lower severance costs.

Figure 15. Personnel Expense

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Salaries and contract labor	$266	$239	$27	11.3%	$510	$467	$43	9.2%
Incentive and stock-based compensation	101	109	(8)	(7.3)	190	192	(2)	(1.0)
Employee benefits	58	55	3	5.5	126	127	(1)	(.8)
Severance	2	5	(3)	(60.0)	5	11	(6)	(54.5)

Total personnel expense	$427	$408	$19	4.7%	$831	$797	$34	4.3%

Net occupancy

Net occupancy expense decreased $7 million, or 10.6%, for the second quarter of 2016, and $11 million, or 8.4%, for the six months ended June 30, 2016, compared to the same periods one year ago. These declines were primarily due to lower rental expenses.

Operating lease expense

Operating lease expense increased $2 million, or 16.7%, from the year-ago quarter, and $4 million, or 17.4%, from the six-month period ended one year ago. These increases were due to increased depreciation expense on operating lease equipment. Income related to the rental of leased equipment is presented in Figure 10 as “operating lease income and other leasing gains.”

Other expense

Other expense comprises various miscellaneous expense items. The $20 million, or 23.3%, increase in the current quarter and the $26 million, or 15.3%, increase in the first six months of 2016 compared to the same periods one year ago reflect the impact of certain real estate investments and other miscellaneous expenses.

Income taxes

We recorded tax expense from continuing operations of $69 million for the second quarter of 2016 and $84 million for the second quarter of 2015. For the first six months of 2016, we recorded tax expense from continuing operations of $125 million, compared to $158 million for the same period one year ago.

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

Figure 16 summarizes the contribution made by each major business segment to our “taxable-equivalent revenue from continuing operations” and “income (loss) from continuing operations attributable to Key” for the three-month periods ended June 30, 2016, and June 30, 2015.

Figure 16. Major Business Segments — Taxable-Equivalent (TE) Revenue from Continuing Operations and Income (Loss) from Continuing Operations Attributable to Key

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2016	2015	Amount	Percent	2016	2015	Amount	Percent
REVENUE FROM CONTINUING OPERATIONS (TE)
Key Community Bank	$598	$560	$38	6.8%	$1,193	$1,108	$85	7.7%
Key Corporate Bank	452	478	(26)	(5.4)	877	880	(3)	(.3)
Other Segments	31	43	(12)	(27.9)	52	109	(57)	(52.3)

Total Segments	1,081	1,081	—	—	2,122	2,097	25	1.2
Reconciling Items	(3)	(2)	(1)	N/M	(1)	(4)	3	N/M

Total	$1,078	$1,079	$(1)	(0.1)%	$2,121	$2,093	$28	1.3%

INCOME (LOSS) FROM CONTINUING OPERATIONS ATTRIBUTABLE TO KEY
Key Community Bank	$81	$69	$12	17.4%	$154	$120	$34	28.3%
Key Corporate Bank	135	131	4	3.1	254	258	(4)	(1.6)
Other Segments	24	31	(7)	(22.6)	38	74	(36)	(48.6)

Total Segments	240	231	9	3.9	446	452	(6)	(1.3)
Reconciling Items	(41)	4	(45)	N/M	(60)	11	(71)	N/M

Total	$199	$235	$(36)	(15.3)%	$386	$463	$(77)	(16.6)%

Key Community Bank summary of operations

•	Positive operating leverage from prior year

•	Net income increased to $81 million, 17.4% growth from prior year

•	Commercial, financial and agricultural average loan growth of $675 million, or 5.4% from prior year

•	Average deposits up $3 billion, or 6.0% from the prior year

As shown in Figure 17, Key Community Bank recorded net income attributable to Key of $81 million for the second quarter of 2016, compared to net income attributable to Key of $69 million for the year-ago quarter.

Taxable-equivalent net interest income increased by $29 million, or 8.0%, from the second quarter of 2015 due to favorable deposit rates and balance growth. Average deposits increased $3 billion, or 6.0%, from one year ago, and average loans and leases grew $229 million, or .7%. Commercial, financial and agricultural loans grew by $675 million, or 5.4%, from the prior year.

Noninterest income increased $9 million, or 4.5%, from the year-ago quarter. Service charges on deposit accounts increased $4 million, and cards and payments income and investment banking and debt placement fees each increased $3 million. These increases were partially offset by market weakness affecting Key’s Private Bank as well as lower consumer mortgage income.

The provision for credit losses increased by $22 million from the second quarter of 2015. Net loan charge-offs decreased $3 million from the same period one year ago.

Noninterest expense remained relatively stable, decreasing by $3 million, or .7%, from the year-ago quarter.

Figure 17. Key Community Bank

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2016	2015	Amount	Percent	2016	2015	Amount	Percent
SUMMARY OF OPERATIONS
Net interest income (TE)	$391	$362	$29	8.0%	$790	$720	$70	9.7%
Noninterest income	207	198	9	4.5	403	388	15	3.9

Total revenue (TE)	598	560	38	6.8	1,193	1,108	85	7.7
Provision for credit losses	25	3	22	733.3	66	32	34	106.3
Noninterest expense	444	447	(3)	(.7)	881	884	(3)	(.3)

Income (loss) before income taxes (TE)	129	110	19	17.3	246	192	54	28.1
Allocated income taxes (benefit) and TE adjustments	48	41	7	17.1	92	72	20	27.8

Net income (loss) attributable to Key	$81	$69	$12	17.4%	$154	$120	$34	28.3%

AVERAGE BALANCES
Loans and leases	$30,936	$30,707	$229	.7%	$30,863	$30,684	$179	.6%
Total assets	32,963	32,809	154	.5	32,910	32,789	121	.4
Deposits	53,794	50,765	3,029	6.0	53,299	50,591	2,708	5.4
Assets under management at period end	$34,535	$38,399	$(3,864)	(10.1)%	$34,535	$38,399	$(3,864)	(10.1)%

ADDITIONAL KEY COMMUNITY BANK DATA

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2016	2015	Amount	Percent	2016	2015	Amount	Percent
NONINTEREST INCOME
Trust and investment services income	$73	$76	$(3)	(3.9)%	$146	$150	$(4)	(2.7)%
Services charges on deposit accounts	56	52	4	7.7	110	103	7	6.8
Cards and payments income	46	43	3	7.0	89	80	9	11.3
Other noninterest income	32	27	5	18.5	58	55	3	5.5

Total noninterest income	$207	$198	$9	4.5%	$403	$388	$15	3.9%

AVERAGE DEPOSITS OUTSTANDING
NOW and money market deposit accounts	$30,144	$28,284	$1,860	6.6%	$29,788	$28,080	$1,708	6.1%
Savings deposits	2,365	2,385	(20)	(.8)	2,353	2,381	(28)	(1.2)
Certificates of deposits ($100,000 or more)	2,383	1,547	836	54.0	2,251	1,552	699	45.0
Other time deposits	3,245	3,132	113	3.6	3,221	3,171	50	1.6
Deposits in foreign office	—	299	(299)	N/M	—	316	(316)	N/M
Noninterest-bearing deposits	15,657	15,118	539	3.6	15,686	15,091	595	3.9

Total deposits	$53,794	$50,765	$3,029	6.0%	$53,299	$50,591	$2,708	5.4%

HOME EQUITY LOANS
Average balance	$9,908	$10,266
Combined weighted-average loan-to-value ratio (at date of origination)	71%	71%
Percent first lien positions	61	60

OTHER DATA
Branches	949	989
Automated teller machines	1,236	1,280
Key Corporate Bank summary of operations

•	Average loan and lease balances up $3.3 billion, or 13.1% from the prior year

•	Net income increased to $135 million, 3.1% growth from the prior year

As shown in Figure 18, Key Corporate Bank recorded net income attributable to Key of $135 million for the second quarter of 2016, compared to $131 million for the same period one year ago.

Taxable-equivalent net interest income decreased by $6 million, or 2.6%, compared to the second quarter of 2015. Average loan and lease balances increased $3.3 billion, or 13.1%, from the year-ago quarter, primarily driven by growth in commercial, financial and agricultural loans. This loan growth was offset by spread compression due to higher funding costs and a decline in loan fees due to lower refinance activity from the prior year. Average deposit balances decreased $580 million, or 2.9%, from the year-ago quarter, mostly driven by lower public deposits.

Noninterest income was down $20 million, or 8.0%, from the prior year. Investment banking and debt placement fees declined $45 million, or 32.4%, due to challenging market conditions. Other noninterest income increased $15 million from the year-ago quarter mostly due to gains from certain real estate investments. Corporate services income was up $7 million, or 21.2%, due to growth in commitment fees and derivatives.

The provision for credit losses decreased $11 million, or 26.8%, compared to the second quarter of 2015 as lower provisioning related to unfunded commitments offset higher net loan charge-offs.

Noninterest expense increased by $3 million, or 1.2%, from the second quarter of 2015. Increases in various other expense items, including operating lease expense, were partially offset by lower personnel costs.

Figure 18. Key Corporate Bank

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2016	2015	Amount	Percent	2016	2015	Amount	Percent
SUMMARY OF OPERATIONS
Net interest income (TE)	$222	$228	$(6)	(2.6)%	$440	$442	$(2)	(.5)%
Noninterest income	230	250	(20)	(8.0)	437	438	(1)	(.2)

Total revenue (TE)	452	478	(26)	(5.4)	877	880	(3)	(.3)
Provision for credit losses	30	41	(11)	(26.8)	73	47	26	55.3
Noninterest expense	259	256	3	1.2	495	475	20	4.2

Income (loss) before income taxes (TE)	163	181	(18)	(9.9)	309	358	(49)	(13.7)
Allocated income taxes and TE adjustments	29	50	(21)	(42.0)	57	99	(42)	(42.4)

Net income (loss)	134	131	3	2.3	252	259	(7)	(2.7)
Less: Net income (loss) attributable to noncontrolling interests	(1)	—	(1)	N/M	(2)	1	(3)	N/M

Net income (loss) attributable to Key	$135	$131	$4	3.1%	$254	$258	$(4)	(1.6)%

AVERAGE BALANCES
Loans and leases	$28,607	$25,298	$3,309	13.1%	$28,164	$25,012	$3,152	12.6%
Loans held for sale	591	1,234	(643)	(52.1)	701	1,006	(305)	(30.3)
Total assets	33,909	31,173	2,736	8.8	33,661	30,709	2,952	9.6
Deposits	19,129	19,709	(580)	(2.9)	18,602	19,142	(540)	(2.8)

ADDITIONAL KEY CORPORATE BANK DATA

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2016	2015	Amount	Percent	2016	2015	Amount	Percent
NONINTEREST INCOME
Trust and investment services income	$37	$35	$2	5.7%	$73	$70	$3	4.3%
Investment banking and debt placement fees	94	139	(45)	(32.4)	164	207	(43)	(20.8)
Operating lease income and other leasing gains	15	18	(3)	(16.7)	28	32	(4)	(12.5)
Corporate services income	40	33	7	21.2	78	65	13	20.0
Service charges on deposit accounts	12	11	1	9.1	23	21	2	9.5
Cards and payments income	6	4	2	50.0	9	8	1	12.5

Payments and services income	58	48	10	20.8	110	94	16	17.0
Mortgage servicing fees	10	9	1	11.1	22	22	—	—
Other noninterest income	16	1	15	N/M	40	13	27	207.7

Total noninterest income	$230	$250	$(20)	(8.0)%	$437	$438	$(1)	(.2)%

Other Segments

Other Segments consist of Corporate Treasury, Key’s Principal Investing unit and various exit portfolios. Other Segments generated net income attributable to Key of $24 million for the second quarter of 2016, compared to $31 million for the same period last year. This decline was largely attributable to spread compression.

Financial Condition

Loans and loans held for sale

At June 30, 2016, total loans outstanding from continuing operations were $62.1 billion, compared to $59.9 billion at December 31, 2015, and $58.3 billion at June 30, 2015. The increase in our outstanding loans from continuing operations over the past twelve months results primarily from increased lending activity in our commercial, financial and agricultural and commercial mortgage portfolios. Loans related to the discontinued operations of the education lending business, which are excluded from total loans at June 30, 2016, December 31, 2015, and June 30, 2015, totaled $1.7 billion, $1.8 billion, and $2 billion, respectively. For more information on balance sheet carrying value, see Note 1 (“Summary of Significant Accounting Policies”) under the headings “Loans” and “Loans Held for Sale” on page 121 of our 2015 Form 10-K.

Commercial loan portfolio

Commercial loans outstanding were $46.8 billion at June 30, 2016, an increase of $4.4 billion, or 10.4%, compared to June 30, 2015.

Figure 19 provides our commercial loan portfolios by industry classification at June 30, 2016, December 31, 2015, and June 30, 2015.

Figure 19. Commercial Loans by Industry

June 30, 2016 dollars in millions	Commercial, financial and agricultural	Commercial real estate	Commercial lease financing	Total commercial loans	Percent of total
Industry classification:
Agricultural	$697	$155	$147	$999	2.1%
Automotive	1,799	440	66	2,305	4.9
Business products	1,127	111	31	1,269	2.7
Business services	2,387	109	281	2,777	5.9
Commercial real estate	4,317	5,685	2	10,004	21.4
Construction materials and contractors	905	142	64	1,111	2.4
Consumer discretionary	2,754	337	247	3,338	7.1
Consumer services	1,696	403	68	2,167	4.6
Equipment	1,304	70	83	1,457	3.1
Financial	3,342	65	252	3,659	7.8
Healthcare	2,928	1,462	452	4,842	10.3
Materials manufacturing and mining	2,430	162	185	2,777	5.9
Media	321	32	68	421	.9
Oil and gas	1,083	56	54	1,193	2.5
Public exposure	1,592	144	877	2,613	5.6
Technology	402	4	16	422	.9
Transportation	781	82	840	1,703	3.6
Utilities	3,092	3	255	3,350	7.2
Other	419	1	—	420	.9

Total	$33,376	$9,463	$3,988	$46,827	100.0%

December 31, 2015 dollars in millions	Commercial, financial and agricultural	Commercial real estate	Commercial lease financing	Total commercial loans	Percent of total
Industry classification:
Agricultural	$745	$147	$143	$1,035	2.3%
Automotive	1,736	387	31	2,154	4.9
Business products	1,093	115	40	1,248	2.8
Business services	2,222	116	293	2,631	5.9
Commercial real estate	3,906	5,387	2	9,295	21.0
Construction materials and contractors	750	141	67	958	2.2
Consumer discretionary	2,521	347	270	3,138	7.1
Consumer services	1,683	452	73	2,208	5.0
Equipment	1,170	79	50	1,299	2.9
Financial	3,347	68	270	3,685	8.3
Healthcare	3,089	1,281	493	4,863	11.0
Materials manufacturing and mining	2,074	164	183	2,421	5.5
Media	349	22	88	459	1.0
Oil and gas	1,080	52	67	1,199	2.7
Public exposure	1,477	148	856	2,481	5.6
Technology	354	5	22	381	.9
Transportation	806	90	836	1,732	3.9
Utilities	2,482	5	236	2,723	6.2
Other	356	6	—	362	.8

Total	$31,240	$9,012	$4,020	$44,272	100.0%

June 30, 2015 dollars in millions	Commercial, financial and agricultural	Commercial real estate	Commercial lease financing	Total commercial loans	Percent of total
Industry classification:
Agricultural	$682	$143	$126	$951	2.2%
Automotive	1,680	410	43	2,133	5.0
Business products	1,142	124	39	1,305	3.1
Business services	2,102	122	298	2,522	5.9
Commercial real estate	3,341	5,392	3	8,736	20.6
Construction materials and contractors	779	151	66	996	2.3
Consumer discretionary	2,564	332	250	3,146	7.4
Consumer services	1,549	481	75	2,105	5.0
Equipment	1,204	77	67	1,348	3.2
Financial	2,940	64	258	3,262	7.7
Healthcare	2,652	1,306	509	4,467	10.5
Materials manufacturing and mining	2,244	169	177	2,590	6.1
Media	350	16	100	466	1.1
Oil and gas	987	44	63	1,094	2.6
Public exposure	1,389	184	838	2,411	5.7
Technology	326	5	11	342	.8
Transportation	859	93	855	1,807	4.3
Utilities	2,133	4	232	2,369	5.6
Other	362	11	—	373	.9

Total	$29,285	$9,128	$4,010	$42,423	100.0%

Commercial, financial and agricultural. Our commercial, financial and agricultural loans, also referred to as “commercial and industrial,” represented 54% of our total loan portfolio at June 30, 2016, 52% at December 31, 2015, and 50% at June 30, 2015, and is the largest component of our total loans. These loans are originated by both Key Corporate Bank and Key Community Bank and consist of fixed and variable rate loans to our large, middle market, and small business clients.

Commercial, financial and agricultural loans increased $4.1 billion, or 14%, from the same period last year, with Key Corporate Bank increasing $3.6 billion, Key Community Bank up $474 million, and Other Segments increasing $4 million. We have experienced growth in new high credit quality loan commitments and utilization with clients in our middle market segment and Institutional and Capital Markets business. Our two largest industry classifications — commercial real estate and financial — increased by 29.2% and 13.7%, respectively, when compared to one year ago. The commercial real estate and financial industries represented approximately 13% and 10%, respectively, of the total commercial, financial and agricultural loan portfolio at June 30, 2016, and approximately 11% and 10%, respectively, at June 30, 2015. In addition, utilities and healthcare, which each represented approximately 9% of the commercial, financial and agricultural loan portfolio at June 30, 2016, increased 45% and 10.4%, respectively, from one year ago. Utilities were higher due to alternative energy project financings, which predominantly rely directly or indirectly on the creditworthiness of public utilities. Healthcare grew due to a focus on more institutional-scale sponsor/owners of skilled nursing and assisted living facilities.

Our oil and gas loan portfolio focuses on lending to middle market companies and represents approximately 2% of total loans outstanding at June 30, 2016. Our oil and gas portfolio represented $1.1 billion of outstanding commercial, financial and agricultural loans at June 30, 2016. In addition, the commercial real estate and commercial lease financing loan portfolios also include $56 million and $54 million, respectively, of outstanding oil and gas loans at June 30, 2016. We have nearly 15 years of experience in energy lending with over 20 specialists dedicated to this sector, focusing on middle market companies, which is aligned with our relationship strategy.

The upstream segment, comprising oil and gas exploration and production, represents approximately 57% of our exposure, is primarily secured by oil and gas reserves, subject to a borrowing base, and regularly stress-tested. The midstream segment, comprising mostly distribution companies, has lower exposure to commodity risk. Oil field services exposure is minimal and concentrated in very few borrowers. This mix was essentially unchanged from the prior year. Our total commitments in the oil and gas sector were approximately $3.1 billion at June 30, 2016.

Commercial real estate loans. Our commercial real estate lending business is conducted through two primary sources: our 12-state banking franchise, and KeyBank Real Estate Capital, a national line of business that cultivates relationships with owners of commercial real estate located both within and beyond the branch system. This line of business deals primarily with nonowner-occupied properties (generally properties for which at least 50% of the debt service is provided by rental income from nonaffiliated third parties) and accounted for approximately 70% of our average year-to-date commercial real estate loans, compared to 67% one year ago. KeyBank Real Estate Capital generally focuses on larger owners and operators of commercial real estate.

Commercial real estate loans totaled $9.5 billion at June 30, 2016, and $9.1 billion at June 30, 2015, and represented 15% and 16% of our total loan portfolio at June 30, 2016, and June 30, 2015, respectively. These loans, which include both owner- and nonowner-occupied properties, represented 20% and 22% of our commercial loan portfolio at June 30, 2016, and June 30, 2015, respectively. We continue to de-risk the portfolio by changing our focus from developers to owners of completed and stabilized commercial real estate.

Figure 20 includes commercial mortgage and construction loans in both Key Community Bank and Key Corporate Bank. As shown in Figure 20, this loan portfolio is diversified by both property type and geographic location of the underlying collateral.

As presented in Figure 20, at June 30, 2016, our commercial real estate portfolio included mortgage loans of $8.6 billion and construction loans of $881 million, representing 14% and 1%, respectively, of our total loans. At June 30, 2016, nonowner-occupied loans represented 11% of our total loans and owner-occupied loans represented 4% of our total loans. The average size of mortgage loans originated during the second quarter of 2016 was $8.8 million, and our largest mortgage loan at June 30, 2016, had a balance of $109.5 million. At June 30, 2016, our average construction loan commitment was $7.9 million, our largest construction loan commitment was $50.5 million, and our largest construction loan amount outstanding was $30.1 million.

Also shown in Figure 20, 74% of our commercial real estate loans at June 30, 2016, were for nonowner-occupied properties compared to 71% at June 30, 2015. Approximately 12% of these loans were construction loans at June 30, 2016, compared to 17% at June 30, 2015. Typically, these properties are not fully leased at the origination of the loan. The borrower relies upon additional leasing through the life of the loan to provide the cash flow necessary to support debt service payments. A significant decline in economic growth, and in turn rental rates and occupancy, would adversely affect our portfolio of construction loans.

Figure 20. Commercial Real Estate Loans

	Geographic Region							Total	Percent of Total	Construction	Commercial Mortgage
dollars in millions	West	Southwest	Central	Midwest	Southeast	Northeast	National
June 30, 2016
Nonowner-occupied:
Retail properties	$231	$66	$79	$149	$192	$89	$168	$974	10.3%	$77	$897
Multifamily properties	370	185	528	579	1,086	156	169	3,073	32.5	500	2,573
Health facilities	248	—	134	89	471	237	49	1,228	13.0	83	1,145
Office buildings	76	7	153	116	120	49	3	524	5.5	33	491
Warehouses	104	8	45	99	60	77	185	578	6.1	60	518
Manufacturing facilities	6	—	2	10	16	3	58	95	1.0	—	95
Hotels/Motels	70	—	16	6	—	6	—	98	1.0	—	98
Residential properties	1	—	45	5	—	7	—	58	.6	24	34
Land and development	9	—	1	3	9	3	—	25	.3	18	7
Other	60	12	3	13	46	94	133	361	3.8	12	349

Total nonowner-occupied	1,175	278	1,006	1,069	2,000	721	765	7,014	74.1	807	6,207
Owner-occupied	904	—	339	592	14	600	—	2,449	25.9	74	2,375

Total	$2,079	$278	$1,345	$1,661	$2,014	$1,321	$765	$9,463	100.0%	$881	$8,582

December 31, 2015
Total	$2,163	$277	$1,309	$1,671	$1,721	$1,282	$589	$9,012		$1,053	$7,959

June 30, 2015
Total	$2,424	$240	$1,390	$1,660	$1,473	$1,349	$592	$9,128		$1,254	$7,874

June 30, 2016
Nonowner-occupied:
Nonperforming loans	—	—	$17	$5	—	$4	—	$26	N/M	$19	$7
Accruing loans past due 90 days or more	—	—	—	2	—	2	—	4	N/M	—	4
Accruing loans past due 30 through 89 days	$—	—	—	—	—	—	—	—	N/M	—	—

West –	Alaska, California, Hawaii, Idaho, Montana, Oregon, Washington, and Wyoming
Southwest –	Arizona, Nevada, and New Mexico
Central –	Arkansas, Colorado, Oklahoma, Texas, and Utah
Midwest –	Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, and Wisconsin
Southeast –	Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, Washington D.C., and West Virginia
Northeast –	Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, and Vermont
National –	Accounts in three or more regions

During the first six months of 2016, nonperforming loans related to nonowner-occupied properties increased by $10 million from December 31, 2015, to $26 million at June 30, 2016, and increased by $10 million when compared to June 30, 2015. Our nonowner-occupied commercial real estate portfolio has increased by 7.8%, or approximately $508 million, since June 30, 2015, as many of our clients have taken advantage of opportunities to permanently refinance their loans at historically low interest rates.

Commercial lease financing. We conduct commercial lease financing arrangements through our KEF line of business and have both the scale and array of products to compete in the equipment lease financing business. Commercial lease financing receivables represented 9% of commercial loans at both June 30, 2016, and June 30, 2015.

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

If loan terms are extended at less than normal market rates for similar lending arrangements, our Asset Recovery Group is consulted to help determine if any concession granted would result in designation as a TDR. Transfer to our Asset Recovery Group is considered for any commercial loan determined to be a TDR. During the first six months of 2016, we had $7 million of new restructured commercial loans compared to $48 million new restructured commercial loans during the first six months of 2015.

For more information on concession types for our commercial accruing and nonaccruing TDRs, see Note 4 (“Asset Quality”).

Figure 21. Commercial TDRs by Accrual Status

in millions	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
Commercial TDRs by Accrual Status
Nonaccruing	$33	$50	$52	$57	$66
Accruing	20	2	2	4	4

Total Commercial TDRs	$53	$52	$54	$61	$70

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

All loans processed as TDRs, including A notes and any non-charged-off B notes, are reported as TDRs during the calendar year in which the restructure took place. At June 30, 2016, we had $52 million and $2 million of A note and B note commercial TDRs, respectively.

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

Mortgage and construction loans with a loan-to-value ratio greater than 1.0 are accounted for as performing loans. These loans were not considered impaired due to one or more of the following factors: (i) underlying cash flow adequate to service the debt at a market rate of return with adequate amortization; (ii) a satisfactory borrower payment history; and (iii) acceptable guarantor support. As of June 30, 2016, we did not have any mortgage and construction loans that had a loan-to-value ratio greater than 1.0.

Consumer loan portfolio

Consumer loans outstanding decreased by $570 million, or 4%, from one year ago. The home equity portfolio is the largest segment of our consumer loan portfolio. Approximately 98% of this portfolio at June 30, 2016, was originated from our Key Community Bank within our 12-state footprint. The remainder of the portfolio, which has been in an exit mode since the fourth quarter of 2007, was originated from the Consumer Finance line of business and is now included in Other Segments. Home equity loans in Key Community Bank decreased by $417 million, or 4%, over the past twelve months.

As shown in Figure 17, we held the first lien position for approximately 61% of the Key Community Bank home equity portfolio at June 30, 2016, and 60% at June 30, 2015. For consumer loans with real estate collateral, we track borrower performance monthly. Regardless of the lien position, credit metrics are refreshed quarterly, including recent Fair Isaac Corporation scores as well as original and updated loan-to-value ratios. This information is used in establishing the ALLL. Our methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” beginning on page 122 of our 2015 Form 10-K.

At June 30, 2016, 39% of our home equity portfolio was secured by second lien mortgages. On at least a quarterly basis, we continue to monitor the risk characteristics of these loans when determining whether our loss estimation methods are appropriate.

Figure 22 summarizes our home equity loan portfolio at the end of each of the last five quarters, as well as certain asset quality statistics and yields on the portfolio as a whole.

Figure 22. Home Equity Loans

	2016		2015
dollars in millions	Second	First	Fourth	Third	Second
Home Equity Loans	$10,062	$10,149	$10,335	$10,504	$10,532

Nonperforming loans at period end	$189	$191	$190	$181	$184
Net loan charge-offs for the period	3	7	5	3	8
Yield for the period	4.04%	4.06%	3.97%	3.96%	3.98%

Loans held for sale

As shown in Note 3 (“Loans and Loans Held for Sale”), our loans held for sale decreased to $442 million at June 30, 2016, from $639 million at December 31, 2015, and from $835 million at June 30, 2015.

At June 30, 2016, loans held for sale included $150 million of commercial, financial and agricultural loans, which decreased $67 million from June 30, 2015, $270 million of commercial mortgage loans, which decreased $306 million from June 30, 2015, $19 million of residential mortgage loans, which decreased $16 million from June 30, 2015, and $3 million of commercial lease financing loans, which decreased $4 million from June 30, 2015.

Loan sales

As shown in Figure 23, during the first six months of 2016, we sold $2.4 billion of commercial real estate loans, $200 million of residential real estate loans, $209 million of commercial lease financing loans, and $129 million of commercial loans. Most of these sales came from the held-for-sale portfolio; however, $72 million of these loan sales related to the held-to-maturity portfolio.

Loan sales classified as held for sale generated net gains of $31 million in the first six months of 2016 and are included in “investment banking and debt placement fees” and “other income” on the income statement.

Among the factors that we consider in determining which loans to sell are:

•	our business strategy for particular lending areas;

•	whether particular lending businesses meet established performance standards or fit with our relationship banking strategy;

•	our A/LM needs;

•	the cost of alternative funding sources;

•	the level of credit risk;

•	capital requirements; and

•	market conditions and pricing.

Figure 23 summarizes our loan sales for the first six months of 2016 and all of 2015.

Figure 23. Loans Sold (Including Loans Held for Sale)

in millions	Commercial	Commercial Real Estate	Commercial Lease Financing	Residential Real Estate	Total
2016
Second quarter	$83	$1,518	$121	$111	$1,833
First quarter	46	925	88	89	1,148

Total	$129	$2,443	$209	$200	$2,981

2015
Fourth quarter	$86	$1,570	$204	$104	$1,964
Third quarter	150	1,246	100	142	1,638
Second quarter	41	2,210	48	188	2,487
First quarter	58	1,010	63	120	1,251

Total	$335	$6,036	$415	$554	$7,340

Figure 24 shows loans that are either administered or serviced by us, but not recorded on the balance sheet, and includes loans that were sold.

Figure 24. Loans Administered or Serviced

in millions	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
Commercial real estate loans	$213,879	$214,756	$211,274	$206,893	$203,315
Education loans	1,226	1,280	1,339	1,398	1,459
Commercial lease financing	930	891	932	779	709
Commercial loans	355	347	335	340	337

Total	$216,390	$217,274	$213,880	$209,410	$205,820

In the event of default by a borrower, we are subject to recourse with respect to approximately $2 billion of the $216 billion of loans administered or serviced at June 30, 2016. Additional information about this recourse arrangement is included in Note 15 (“Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with FNMA.”

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

Securities

Our securities portfolio totaled $19.4 billion at June 30, 2016, compared to $19.1 billion at December 31, 2015, and $19.3 billion at June 30, 2015. Available-for-sale securities were $14.6 billion at June 30, 2016, compared to $14.2 billion at December 31, 2015, and $14.3 billion at June 30, 2015. Held-to-maturity securities were $4.8 billion at June 30, 2016, compared to $4.9 billion at December 31, 2015, and $5 billion at June 30, 2015.

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

Figure 25. Mortgage-Backed Securities by Issuer

in millions	June 30, 2016	December 31, 2015	June 30, 2015
FHLMC	$4,001	$4,349	$5,037
FNMA	5,330	4,511	5,085
GNMA	9,999	10,152	9,083

Total (a)	$19,330	$19,012	$19,205

(a)	Includes securities held in the available-for-sale and held-to-maturity portfolios.

Securities available for sale

The majority of our securities available-for-sale portfolio consists of Federal Agency CMOs and mortgage-backed securities. CMOs are debt securities secured by a pool of mortgages or mortgage-backed securities. These mortgage securities generate interest income, serve as collateral to support certain pledging agreements, and provide liquidity value under regulatory requirements. At June 30, 2016, we had $14.5 billion invested in CMOs and other mortgage-backed securities in the available-for-sale portfolio, compared to $14.2 billion at December 31, 2015, and $14.2 billion at June 30, 2015.

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

Our investing activities continue to complement other balance sheet developments and provide for our ongoing liquidity management needs. Our actions to not reinvest the monthly security cash flows at various times provide the liquidity necessary to address our funding requirements. These funding requirements include ongoing loan growth and occasional debt maturities. At other times, we may make additional investments that go beyond the replacement of maturities or mortgage security cash flows as our liquidity position and/or interest rate risk management strategies may require. Lastly, our focus on investing in high quality liquid assets, including GNMA-related securities, is related to liquidity management strategies to satisfy regulatory requirements.

Figure 26 shows the composition, yields, and remaining maturities of our securities available for sale. For more information about these securities, including gross unrealized gains and losses by type of security and securities pledged, see Note 6.

Figure 26. Securities Available for Sale

dollars in millions	States and Political Subdivisions	Collateralized Mortgage Obligations (a)	Other Mortgage- Backed Securities (a)	Other Securities (b)	Total		Weighted- Average Yield (c)
June 30, 2016
Remaining maturity:
One year or less	$1	$239	$12	—	$252		3.13%
After one through five years	11	12,279	1,346	$13	13,649		2.09
After five through ten years	—	—	642	7	649		2.12
After ten years	—	—	2	—	2		5.59

Fair value	$12	$12,518	$2,002	$20	$14,552		—
Amortized cost	11	12,344	1,970	21	14,346		2.11%
Weighted-average yield (c)	6.22%	2.09%	2.22%	—	2.11	%(d)	—
Weighted-average maturity	2.9 years	3.5 years	4.2 years	3.9 years	3.6 years		—

December 31, 2015
Fair value	$14	$11,995	$2,189	$20	$14,218		—
Amortized cost	14	12,082	2,193	21	14,310		2.14%

June 30, 2015
Fair value	$19	$11,751	$2,452	$22	$14,244		—
Amortized cost	19	11,765	2,439	20	14,243		2.13%

(a)	Maturity is based upon expected average lives rather than contractual terms.
(b)	Includes primarily marketable equity securities.
(c)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.
(d)	Excludes $20 million of securities at June 30, 2016, that have no stated yield.

Held-to-maturity securities

Federal Agency CMOs and mortgage-backed securities constitute essentially all of our held-to-maturity securities. The remaining balance comprises foreign bonds and capital securities. Figure 27 shows the composition, yields, and remaining maturities of these securities.

Figure 27. Held-to-Maturity Securities

dollars in millions	Collateralized Mortgage Obligations	Other Mortgage-backed Securities	Other Securities		Total		Weighted- Average Yield (a)
June 30, 2016
Remaining maturity:
One year or less	$77	—	$9		$86		2.41%
After one through five years	4,022	—	13		4,035		1.90
After five through ten years	—	$711	—		711		2.70
After ten years	—	—	—		—		—

Amortized cost	$4,099	$711	$22		$4,832		2.03%
Fair value	4,138	729	22		4,889		—
Weighted-average yield	1.91%	2.70%	2.61	%(b)	2.03	%(b)	—
Weighted-average maturity	3.1 years	7.5 years	1.7 years		3.7 years		—

December 31, 2015
Amortized cost	$4,174	$703	$20		$4,897		2.01%
Fair value	4,129	699	20		4,848		—

June 30, 2015
Amortized cost	$4,463	$539	$20		$5,022		1.97%
Fair value	4,437	535	20		4,992		—

(a)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.
(b)	Excludes $5 million of securities at June 30, 2016, that have no stated yield.

Other investments

Principal investments — investments in equity and debt instruments made by our Principal Investing unit — represented 39%, 46%, and 50% of other investments at June 30, 2016, December 31, 2015, and June 30, 2015, respectively. They include direct investments (investments made in a particular company) as well as indirect investments (investments made through funds that include other investors). Principal investments are predominantly made in privately held companies and are carried at fair value. The fair value of the direct investments was $40 million at June 30, 2016, $69 million at December 31, 2015, and $70 million at June 30, 2015, while the fair value of the indirect investments was $184 million at June 30, 2016, $235 million at December 31, 2015, and $282 million at June 30, 2015. Under the requirements of the Volcker Rule, we will be required to dispose of some or all of our indirect principal investments. The Federal Reserve extended the conformance period to July 21, 2017, for all banking entities with respect to covered funds. Key is permitted to file for an additional extension of up to five years for illiquid funds, to retain the indirect investments for a longer period of time. We plan to continue to evaluate our options, including applying for the extension and holding the investments. Additional information about this investment is provided in the “Principal investments” section of Note 5 (“Fair Value Measurements”). For more information about the Volcker Rule, see the discussion in Item 1 under the heading “Other Regulatory Developments under the Dodd-Frank Act — ‘Volcker Rule’” in the section entitled “Supervision and Regulation” beginning on page 17 of our 2015 Form 10-K.

In addition to principal investments, “other investments” include other equity and mezzanine instruments, such as certain real-estate-related investments and an indirect ownership interest in a partnership, that are carried at fair value, as well as other types of investments that generally are carried at cost. The real-estate-related investments were valued at $8 million at June 30, 2016 and December 31, 2015, and $9 million at June 30, 2015. The indirect investment in a partnership was valued at $4 million at June 30, 2015. Under the requirements of the Volcker Rule, we were required to dispose of this investment, which was redeemed prior to December 31, 2015. Additional information pertaining to the equity investment is included in the “Assets and Liabilities Measured at Fair Value on a Recurring Basis” section of Note 5.

Most of our other investments are not traded on an active market. We determine the fair value at which these investments should be recorded based on the nature of the specific investment and all available relevant information. This review may encompass such factors as the issuer’s past financial performance and future potential, the values of public companies in comparable businesses, the risks associated with the particular business or investment type, current market conditions, the nature and duration of resale restrictions, the issuer’s payment history, our knowledge of the industry, third-party data, and other relevant factors. During the first six months of 2016, net gains from our principal investing activities (including results attributable to noncontrolling interests) totaled $11 million, which includes $45 million of net unrealized losses. These net losses are recorded as “net gains (losses) from principal investing” on the income statement. Additional information regarding these investments is provided in Note 5.

Deposits and other sources of funds

Domestic deposits are our primary source of funding. The composition of our average deposits is shown in Figure 8 in the section entitled “Net interest income.” During the second quarter of 2016, average domestic deposits were $73.9 billion and represented 84% of the funds we used to support loans and other earning assets, compared to $70.3 billion and 85% during the second quarter of 2015. Interest-bearing deposits increased $4.9 billion driven by a $3.6 billion increase in NOW and money market deposit accounts and a $1.3 billion increase in certificates of deposit and other time deposits. The increase in average deposits from the year-ago quarter reflects core deposit growth in our retail banking franchise, growth in escrow deposits from the commercial mortgage servicing business, and commercial deposit inflows. These increases were partially offset by a $1.2 billion decline in noninterest-bearing deposits.

Wholesale funds, consisting of deposits in our foreign office and short-term borrowings, averaged $1 billion during the second quarter of 2016, compared to $1.8 billion during the second quarter of 2015. The change from the second quarter of 2015 was caused by declines of $583 million in foreign office deposits and $220 million in federal funds purchased and securities sold under repurchase agreements, partially offset by an increase of $37 million in bank notes and other short-term borrowings.

Capital

At June 30, 2016, our shareholders’ equity was $11.3 billion, up $567 million from December 31, 2015. The following sections discuss certain factors that contributed to this change. For other factors that contributed to the change, see the Consolidated Statements of Changes in Equity (Unaudited).

CCAR and capital actions

As part of its ongoing supervisory process, the Federal Reserve requires BHCs like KeyCorp to submit an annual comprehensive capital plan and to update that plan to reflect material changes in the BHC’s risk profile, business strategies, or corporate structure, including but not limited to changes in planned capital actions. The 2015 capital plan, which was effective through the second quarter of 2016, included a common share repurchase program of up to $725 million, which included repurchases to offset issuances of common shares under our employee compensation plans. Common share repurchases under the 2015 capital plan began in the second quarter of 2015 and were suspended in the fourth quarter of 2015 in connection with the announcement of our acquisition of First Niagara. In April 2016, we submitted to the Federal Reserve and provided to the OCC our 2016 capital plan under the annual CCAR process. On June 29, 2016, the Federal Reserve announced that it did not object to our 2016 capital plan. Share repurchases of up to $350 million were included in the 2016 capital plan, which is effective through the second quarter of 2017. We anticipate repurchasing common shares in the third quarter of 2016 following the completion of the acquisition of First Niagara.

Dividends

As previously reported, our 2015 capital plan proposed an increase in our quarterly common share dividend from $.075 to $.085 per share, which was approved by our Board in May 2016. An additional potential increase in our quarterly common share dividend, up to $.095 per share, will be considered by the Board for the second quarter of 2017, consistent with the 2016 capital plan. Further information regarding the capital planning process and CCAR is included under the heading “Regulatory capital and liquidity” in the “Supervision and Regulation” section beginning on page 10 of our 2015 Form 10-K.

Consistent with the 2015 capital plan, we made a dividend payment of $.085 per share, or $72 million, on our common shares during the second quarter of 2016.

We also made quarterly a dividend payment of $1.9375 per share, or $5.6 million, on our Series A Preferred Stock during the second quarter of 2016.

Common shares outstanding

Our common shares are traded on the NYSE under the symbol KEY with 26,501 holders of record at June 30, 2016. Our book value per common share was $13.08 based on 842.7 million shares outstanding at June 30, 2016, compared to $12.51 per common share based on 835.8 million shares outstanding at December 31, 2015, and $12.21 per common share based on 843.6 million shares outstanding at June 30, 2015. At June 30, 2016, our tangible book value per common share was $11.81, compared to $11.22 per common share at December 31, 2015, and $10.92 per common share at June 30, 2015.

Figure 28 shows activities that caused the change in outstanding common shares over the past five quarters.

Figure 28. Changes in Common Shares Outstanding

	2016		2015
in thousands	Second	First	Fourth	Third	Second
Shares outstanding at beginning of period	842,290	835,751	835,285	843,608	850,920
Common shares repurchased	—	—	—	(8,386)	(8,794)
Shares reissued (returned) under employee benefit plans	413	6,539	466	63	1,482

Shares outstanding at end of period	842,703	842,290	835,751	835,285	843,608

As shown above, common shares outstanding increased by .4 million shares during the second quarter of 2016 due to the net activity in our employee benefit plans.

At June 30, 2016, we had 174.3 million treasury shares, compared to 181.2 million treasury shares at December 31, 2015, and 173.4 million treasury shares at June 30, 2015. Going forward we expect to reissue treasury shares as needed in connection with stock-based compensation awards and for other corporate purposes.

Information on repurchases of common shares by KeyCorp is included in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this report.

Capital adequacy

Capital adequacy is an important indicator of financial stability and performance. All of our capital ratios remained in excess of regulatory requirements at June 30, 2016. Our capital and liquidity levels are intended to position us to weather an adverse credit cycle while continuing to serve our clients’ needs, as well as to meet the Regulatory Capital Rules described in the “Supervision and regulation” section of Item 2 of this report. Our shareholders’ equity to assets ratio was 11.18% at June 30, 2016, compared to 11.30% at December 31, 2015, and 11.19% at June 30, 2015. Our tangible common equity to tangible assets ratio was 9.95% at June 30, 2016, compared to 9.98% at December 31, 2015, and 9.86% at June 30, 2015.

Federal banking regulators have promulgated minimum risk-based capital and leverage ratio requirements for BHCs like KeyCorp and their banking subsidiaries like KeyBank. As of January 1, 2016, Key and KeyBank (consolidated) were each required to maintain a minimum Tier 1 risk-based capital ratio of 6.0%, a total risk-based capital ratio of 8.0%, and a Tier 1 leverage ratio of 4.0%. At June 30, 2016, our Tier 1 risk-based capital ratio, total risk-based capital ratio, and Tier 1 leverage ratio were 11.41%, 13.63%, and 10.59%, respectively, compared to 11.35%, 12.97%, and 10.72%, respectively, at December 31, 2015, and 11.11%, 12.66%, and 10.74%, respectively, at June 30, 2015. In addition, as of January 1, 2016, Key and KeyBank (consolidated) were each required to maintain a minimum Common Equity Tier 1 capital ratio of 4.5%. At June 30, 2016, our Common Equity Tier 1 capital ratio was 11.10%.

The adoption of the Regulatory Capital Rules changes the regulatory capital standards that apply to BHCs by phasing out the treatment of capital securities and cumulative preferred securities as eligible Tier 1 capital. The phase-out period, which began January 1, 2015, for standardized approach banking organizations such as KeyCorp, resulted in our trust preferred securities issued by the KeyCorp capital trusts being treated only as Tier 2 capital starting in 2016. The new minimum capital and leverage ratios under the Regulatory Capital Rules together with the estimated ratios of Key at June 30, 2016, calculated on a fully phased-in basis, are set forth under the heading “New minimum capital and leverage ratio requirements” in the “Supervision and regulation” section in Item 2 of this report.

As previously indicated in the “Supervision and Regulation” section of Item 1 of our 2015 Form 10-K under the heading “Revised prompt corrective action capital category ratios,” the prompt corrective action capital category regulations do not apply to BHCs. If, however, these regulations did apply to BHCs, we believe KeyCorp would qualify for the “well capitalized” capital category at June 30, 2016. The threshold ratios for a “well capitalized” and an “adequately capitalized” institution under the Regulatory Capital Rules are described in the “Supervision and Regulation” section of Item 1 of this report under the heading “Revised prompt corrective action capital category ratios.” Since the regulatory capital categories under these regulations serve a limited supervisory function, investors should not use them as a representation of the overall financial condition or prospects of KeyCorp. A discussion of the regulatory capital standards and other related capital adequacy regulatory standards is included in the section “Regulatory capital and liquidity” in “Supervision and Regulation” under Item 1 of our 2015 Form 10-K.

Traditionally, the banking regulators have assessed bank and BHC capital adequacy based on both the amount and composition of capital, the calculation of which is prescribed in federal banking regulations. The capital modifications mandated by the Regulatory Capital Rules, which became effective on January 1, 2015, for Key, require higher and better-quality capital and introduced a new capital measure, “Common Equity Tier 1.” Common Equity Tier 1 is not formally defined by GAAP and is considered to be a non-GAAP financial measure. Figure 7 in the “Highlights of Our Performance” section reconciles Key shareholders’ equity, the GAAP performance measure, to Common Equity Tier 1, the corresponding non-GAAP measure. Our Common Equity Tier 1 ratio was 11.10% at June 30, 2016.

At June 30, 2016, for Key’s consolidated operations, we had a federal net deferred tax asset of $91 million and a state deferred tax asset of $13 million, compared to a federal net deferred tax asset of $210 million and a state deferred tax asset of $25 million at June 30, 2015. We had a valuation allowance against the gross deferred tax assets associated with certain state net operating loss carryforwards and state credit carryforwards of less than $1 million at June 30, 2016, and June 30, 2015. Starting with the implementation of the Regulatory Capital Rules on January 1, 2015, deferred tax assets that arise from net operating loss and tax credit carryforwards are deductible from Common Equity Tier 1 on a phase-in basis. As of June 30, 2016, this balance was $1 million.

Figure 29 represents the details of our regulatory capital position at June 30, 2016, December 31, 2015, and June 30, 2015, under the Regulatory Capital Rules.

Figure 29. Capital Components and Risk-Weighted Assets (Regulatory Capital Rules)

dollars in millions	June 30, 2016	December 31, 2015	June 30, 2015
COMMON EQUITY TIER 1
Key shareholders’ equity (GAAP)	$11,313	$10,746	$10,590
Less: Series A Preferred Stock (a)	281	281	281

Common Equity Tier 1 capital before adjustments and deductions	11,032	10,465	10,309

Less: Goodwill, net of deferred taxes	1,031	1,034	1,034
Intangible assets, net of deferred taxes	30	26	33
Deferred tax assets	1	1	1
Net unrealized gains (losses) on available-for-sale securities, net of deferred taxes	129	(58)	—
Accumulated gains (losses) on cash flow hedges, net of deferred taxes	77	(20)	(20)
Amounts in AOCI attributed to pension and postretirement benefit costs, net of deferred taxes	(362)	(365)	(361)

Total Common Equity Tier 1 capital	$10,126	$9,847	$9,622

TIER 1 CAPITAL
Common Equity Tier 1	$10,126	$9,847	$9,622
Additional Tier 1 capital instruments and related surplus	281	281	281
Non-qualifying capital instruments subject to phase out	—	85	85
Less: Deductions	1	1	1

Total Tier 1 capital	10,406	10,212	9,987

TIER 2 CAPITAL
Tier 2 capital instruments and related surplus	1,101	578	521
Allowance for losses on loans and liability for losses on lending-related commitments (b)	925	881	863
Net unrealized gains on available-for-sale preferred stock classified as an equity security	—	—	1
Less: Deductions	—	—	—

Total Tier 2 capital	2,026	1,459	1,385

Total risk-based capital	$12,432	$11,671	$11,372

RISK-WEIGHTED ASSETS
Risk-weighted assets on balance sheet	$68,981	$67,390	$67,460
Risk-weighted off-balance sheet exposure	21,499	21,983	21,808
Market risk-equivalent assets	715	607	583

Gross risk-weighted assets	91,195	89,980	89,851
Less: Excess allowance for loan and lease losses	—	—	—

Net risk-weighted assets	$91,195	$89,980	$89,851

AVERAGE QUARTERLY TOTAL ASSETS	$98,290	$95,272	$93,024

CAPITAL RATIOS
Tier 1 risk-based capital	11.41%	11.35%	11.11%
Total risk-based capital	13.63	12.97	12.66
Leverage (c)	10.59	10.72	10.74
Common Equity Tier 1	11.10	10.94	10.71

(a)	Net of capital surplus.
(b)	The ALLL included in Tier 2 capital is limited by regulation to 1.25% of the institution’s standardized total risk-weighted assets (excluding its standardized market risk-weighted assets). The ALLL includes $20 million, $28 million, and $22 million of allowance classified as “discontinued assets” on the balance sheet at June 30, 2016, December 31, 2015, and June 30, 2015, respectively.
(c)	This ratio is Tier 1 capital divided by average quarterly total assets as defined by the Federal Reserve less: (i) goodwill, (ii) the disallowed intangible and deferred tax assets, and (iii) other deductions from assets for leverage capital purposes.

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

Actual losses for the total covered positions did not exceed aggregate daily VaR on any day during the quarters ended June 30, 2016, and June 30, 2015. The MRM backtests our VaR model on a daily basis to evaluate its predictive power. The test compares VaR model results at the 99% confidence level to daily held profit and loss. Results of backtesting are provided to the Market Risk Committee. Backtesting exceptions occur when trading losses exceed VaR.

We do not engage in correlation trading, or utilize the internal model approach for measuring default and credit migration risk. Our net VaR approach incorporates diversification, but our VaR calculation does not include the impact of counterparty risk and our own credit spreads on derivatives.

The aggregate VaR at the 99% confidence level for all covered positions was $.8 million at June 30, 2016, and $1 million at June 30, 2015. The decrease in aggregate VaR was primarily due to the decreased exposure in our fixed income and equity portfolios. Figure 31 summarizes our VaR at the 99% confidence level for significant portfolios of covered positions for the three months ended June 30, 2016, and June 30, 2015. During these periods, none of our significant portfolios daily trading VaR numbers exceeded their VaR limits or stress VaR limits.

Figure 31. VaR for Significant Portfolios of Covered Positions

	2016				2015
	Three months ended June 30,				Three months ended June 30,
in millions	High	Low	Mean	June 30,	High	Low	Mean	June 30,
Trading account assets:
Fixed income	$1.2	$.4	$.6	$.4	$.9	$.3	$.6	$.6
Derivatives:
Interest rate	$.2	—	$.1	$.1	$.1	.1	$.1	$.1
Credit	.2	—	.1	.2	.3	$.1	.2	.1

Stressed VaR is calculated using our general VaR results at the 99% confidence level and applying certain assumptions. The aggregate stressed VaR for all covered positions was $2.7 million at June 30, 2016, and $2.9 million at June 30, 2015. Figure 32 summarizes our stressed VaR for significant portfolios of covered positions for the three months ended June 30, 2016, and June 30, 2015, as used for market risk capital charge calculation purposes.

Figure 32. Stressed VaR for Significant Portfolios of Covered Positions

	2016				2015
	Three months ended June 30,				Three months ended June 30,
in millions	High	Low	Mean	June 30,	High	Low	Mean	June 30,
Trading account assets:
Fixed income	$2.9	$1.1	$1.8	$1.2	$2.6	$.9	$1.7	$1.8
Derivatives:
Interest rate	$.3	$.1	$.1	$.2	$.3	$.2	$.2	$.2
Credit	.8	.1	.2	.8	.9	.2	.7	.4

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

Figure 33 presents the results of the simulation analysis at June 30, 2016, and June 30, 2015. At June 30, 2016, our simulated exposure to changes in interest rates was moderately asset sensitive, and net interest income would benefit over time from either an increase in short-term or intermediate-term interest rates. Tolerance levels for risk management require the development of remediation plans to maintain residual risk within tolerance if simulation modeling demonstrates that a gradual increase or decrease in short-term interest rates over the next 12 months would adversely affect net interest income over the same period by more than 4%. In December 2015, the Federal Reserve increased the range for the federal funds target rate, which led to an increased modeled exposure to declining interest rates. Subsequent to the Federal Reserve’s action in December, we increased the magnitude of the declining rate scenario to 50 basis points, increasing our overall modeled exposure. The modeled exposure depends on the relationships of interest rates on our interest earning assets and interest bearing liabilities, notably on instruments that are expected to react to the short end of the yield curve. As shown in Figure 33, we are operating within these levels as of June 30, 2016.

Figure 33. Simulated Change in Net Interest Income

June 30, 2016
Basis point change assumption (short-term rates)	-50	+200
Tolerance level	-4.00%	-4.00%

Interest rate risk assessment	-3.37%	2.22%
June 30, 2015
Basis point change assumption (short-term rates)	-25	+200
Tolerance level	-4.00%	-4.00%

Interest rate risk assessment	-.99%	2.79%

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

Economic value of equity modeling. EVE complements net interest income simulation analysis as it estimates risk exposure beyond 12-, 24-, and 36-month horizons. EVE modeling measures the extent to which the economic values of assets, liabilities and off-balance sheet instruments may change in response to fluctuations in interest rates. EVE is calculated by subjecting the balance sheet to an immediate 200 basis point increase or decrease in interest rates, measuring the resulting change in the values of assets, liabilities and off-balance sheet instruments, and comparing those amounts with the base case of the current interest rate environment. Because the calculation of EVE under an immediate 200 basis point decrease in interest rates in the current low rate environment results in certain interest rates declining to zero and a less than 200 basis point decrease in certain yield curve term points, we have modified the standard declining rate scenario to an immediate 100 basis point decrease. This analysis is highly dependent upon assumptions applied to assets and liabilities with non-contractual maturities. Those assumptions are based on historical behaviors, as well as our expectations. We develop remediation plans that would maintain residual risk within tolerance if this analysis indicates that our EVE will decrease by more than 15% in response to an immediate increase or decrease in interest rates. We are operating within these guidelines as of June 30, 2016.

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

Figure 34. Portfolio Swaps by Interest Rate Risk Management Strategy

	June 30, 2016
				Weighted-Average			June 30, 2015
dollars in millions	Notional Amount	Fair Value		Maturity (Years)	Receive Rate	Pay Rate	Notional Amount	Fair Value
Receive fixed/pay variable — conventional A/LM (a)	$14,630	$165		2.1	1.0%	.5%	$10,455	$1
Receive fixed/pay variable — conventional debt	8,005	353		3.6	1.7	.5	6,760	191
Pay fixed/receive variable — conventional debt	50	(12)		12.0	.6	3.6	50	(5)

Total portfolio swaps	$22,685	$506	(b)	2.7	1.2%	.5%	$17,265	$187	(b)

(a)	Portfolio swaps designated as A/LM are used to manage interest rate risk tied to both assets and liabilities.
(b)	Excludes accrued interest of $54 million and $58 million at June 30, 2016, and June 30, 2015, respectively.

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

Following our announced acquisition of First Niagara in October 2015, S&P and Fitch affirmed Key’s ratings but changed the outlook to negative. Moody’s placed Key’s ratings under review for downgrade. On July 13, 2016, Moody’s subsequently confirmed Key’s ratings and changed the outlook from negative to stable, concluding their review.

Our credit ratings at June 30, 2016, are shown in Figure 35. We believe these credit ratings, under normal conditions in the capital markets, will enable KeyCorp or KeyBank to issue fixed income securities to investors.

Figure 35. Credit Ratings

June 30, 2016	Short-Term Borrowings	Long-Term Deposits	Senior Long-Term Debt	Subordinated Long-Term Debt	Capital Securities	Series A Preferred Stock
KEYCORP (THE PARENT COMPANY)
Standard & Poor’s	A-2	N/A	BBB+	BBB	BB+	BB+
Moody’s	P-2	N/A	Baa1	Baa1	Baa2	Baa3
Fitch	F1	N/A	A-	BBB+	BB+	BB
DBRS	R-2(high)	N/A	BBB(high)	BBB	BBB	N/A

KEYBANK
Standard & Poor’s	A-2	N/A	A-	BBB+	N/A	N/A
Moody’s	P-1	Aa3	A3	Baa1	N/A	N/A
Fitch	F1	A	A-	BBB+	N/A	N/A
DBRS	R-1(low)	A(low)	A(low)	BBB(high)	N/A	N/A

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

We maintain a Contingency Funding Plan that outlines the process for addressing a liquidity crisis. The plan provides for an evaluation of funding sources under various market conditions. It also assigns specific roles and responsibilities for managing liquidity through a problem period. As part of the plan, we maintain on-balance sheet liquid reserves referred to as our liquid asset portfolio, which consists of high quality liquid assets. During a problem period, that reserve could be used as a source of funding to provide time to develop and execute a longer-term strategy. The liquid asset portfolio at June 30, 2016, totaled $20.0 billion, consisting of $13.7 billion of unpledged securities, $514 million of securities available for secured funding at the FHLB, and $5.8 billion of net balances of federal funds sold and balances in our Federal Reserve account. The liquid asset portfolio can fluctuate due to excess liquidity, heightened risk, or prefunding of expected outflows, such as debt maturities. Additionally, as of June 30, 2016, our unused borrowing capacity secured by loan collateral was $15.7 billion at the Federal Reserve Bank of Cleveland and $3 billion at the FHLB. During the second quarter of 2016, Key’s outstanding FHLB advances were reduced by $9.5 million due to repayments.

Final U.S. liquidity coverage ratio

Under the Liquidity Coverage Rules, we are required to calculate the Modified LCR for Key. Implementation for Modified LCR banking organizations, like Key, began on January 1, 2016, with a minimum requirement of 90% coverage, reaching 100% coverage by January 1, 2017. For the second quarter of 2016, our Modified LCR was above 100%. In the future, we may change the composition of our investment portfolio, increase the size of the overall investment portfolio, and/or modify product offerings to enhance or optimize our liquidity position.

Additional information about the Liquidity Coverage Ratio is included in the “Supervision and regulation” section under the heading “Liquidity coverage ratio” in Item 2 of this report.

Long-term liquidity strategy

Our long-term liquidity strategy is to be predominantly funded by core deposits. However, we may use wholesale funds to sustain an adequate liquid asset portfolio, meet daily cash demands, and allow management flexibility to execute business initiatives. Key’s client-based relationship strategy provides for a strong core deposit base that, in conjunction with intermediate and long-term wholesale funds managed to a diversified maturity structure and investor base, supports our liquidity risk management strategy. We use the loan-to-deposit ratio as a metric to monitor these strategies. Our target loan-to-deposit ratio is 90-100% (at June 30, 2016, our loan-to-deposit ratio was 85%), which we calculate as total loans, loans held for sale, and nonsecuritized discontinued loans divided by total deposits.

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

On May 20, 2016, KeyBank issued $600 million of 3.40% Subordinated Bank Notes due May 20, 2026, under its Global Bank Note Program.

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

We use a parent cash coverage months metric as the primary measure to assess parent company liquidity. The parent cash coverage months metric measures the months into the future where projected obligations can be met with the current amount of liquidity. We generally issue term debt to supplement dividends from KeyBank to manage our liquidity position at or above our targeted levels. The parent company generally maintains cash and short-term investments in an amount sufficient to meet projected debt maturities over at least the next 24 months. At June 30, 2016, KeyCorp held $2.9 billion in short-term investments, which we projected to be sufficient to meet our projected obligations, including the repayment of our maturing debt obligations for the periods prescribed by our risk tolerance.

Typically, KeyCorp meets its liquidity requirements through regular dividends from KeyBank, supplemented with term debt. Federal banking law limits the amount of capital distributions that a bank can make to its holding company without prior regulatory approval. A national bank’s dividend-paying capacity is affected by several factors, including net profits (as defined by statute) for the two previous calendar years and for the current year, up to the date of dividend declaration. During the second quarter of 2016, KeyBank paid $125 million in dividends to KeyCorp. As of June 30, 2016, KeyBank had regulatory capacity to pay $619 million in dividends to KeyCorp without prior regulatory approval.

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

We generate cash flows from operations and from investing and financing activities. We have approximately $204 million of cash and cash equivalents and short-term investments in international tax jurisdictions as of June 30, 2016. As we consider alternative long-term strategic and liquidity plans, opportunities to repatriate these amounts would result in approximately $3 million in taxes to be paid. We have included the appropriate amount as a deferred tax liability at June 30, 2016.

The Consolidated Statements of Cash Flows (Unaudited) summarize our sources and uses of cash by type of activity for the three-month periods ended June 30, 2016, and June 30, 2015.

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

We maintain an active concentration management program to mitigate concentration risk in our credit portfolios. For aggregate credit relationships, we employ a sliding scale of exposure, known as hold limits, which is dictated by the type of loan and strength of the borrower. Our legal lending limit is approximately $1.6 billion for any aggregate credit relationship. However, internal hold limits generally restrict the largest exposures to less than 20% of that amount. As of June 30, 2016, we had five client relationships with loan commitments net of credit default swaps of more than $200 million. The average amount outstanding on these five individual net obligor commitments was $58 million at June 30, 2016. In general, our philosophy is to maintain a diverse portfolio with regard to credit exposures.

We actively manage the overall loan portfolio in a manner consistent with asset quality objectives and concentration risk tolerances to mitigate portfolio credit risk. We utilize credit default swaps on a limited basis to transfer a portion of the credit risk associated with a particular extension of credit to a third party. At June 30, 2016, we used credit default swaps with a notional amount of $270 million to manage the credit risk associated with specific commercial lending obligations. We may also sell credit derivatives — primarily single name credit default swaps — to offset our purchased credit default swap position prior to maturity. At June 30, 2016, we did not have any sold credit default swaps outstanding.

Credit default swaps are recorded on the balance sheet at fair value. Related gains or losses, as well as the premium paid or received for credit protection, are included in the “corporate services income” and “other income” components of noninterest income.

Allowance for loan and lease losses

At June 30, 2016, the ALLL was $854 million, or 1.38% of period-end loans, compared to $796 million, or 1.33%, at December 31, 2015, or $796 million, or 1.37%, at June 30, 2015. The allowance includes $41 million that was specifically allocated for impaired loans of $571 million at June 30, 2016, compared to $35 million that was specifically allocated for impaired loans of $308 million at December 31, 2015, and $52 million that was specifically allocated for impaired loans of $334 million at June 30, 2015. For more information about impaired loans, see Note 4 (“Asset Quality”). At June 30, 2016, the ALLL was 138% of nonperforming loans, compared to 205.7% at December 31, 2015, and 190% at June 30, 2015.

Selected asset quality statistics for each of the past five quarters are presented in Figure 36. The factors that drive these statistics are discussed in the remainder of this section.

Figure 36. Selected Asset Quality Statistics from Continuing Operations

	2016		2015
dollars in millions	Second	First	Fourth	Third	Second
Net loan charge-offs	$43	$46	$37	$41	$36
Net loan charge-offs to average total loans	.28%	.31%	.25%	.27%	.25%
Allowance for loan and lease losses	$854	$826	$796	$790	$796
Allowance for credit losses (a)	904	895	852	844	841
Allowance for loan and lease losses to period-end loans	1.38%	1.37%	1.33%	1.31%	1.37%
Allowance for credit losses to period-end loans	1.46	1.48	1.42	1.40	1.44
Allowance for loan and lease losses to nonperforming loans (b)	138.0	122.2	205.7	197.5	190.0
Allowance for credit losses to nonperforming loans (b)	146.0	132.4	220.2	211.0	200.7
Nonperforming loans at period end (b)	$619	$676	$387	$400	$419
Nonperforming assets at period end (b)	637	692	403	417	440
Nonperforming loans to period-end portfolio loans (b)	1.00%	1.12%	.65%	.67%	.72%
Nonperforming assets to period-end portfolio loans plus
OREO and other nonperforming assets (b)	1.03	1.14	.67	.69	.75

(a)	Includes the ALLL plus the liability for credit losses on lending-related unfunded commitments.
(b)	Nonperforming loan balances exclude $11 million, $11 million, $11 million, $12 million, and $12 million of PCI loans at June 30, 2016, March 31, 2016, December 31, 2015, September 30, 2015, and June 30, 2015, respectively.

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

For all commercial and consumer loan TDRs, regardless of size, as well as impaired commercial loans with an outstanding balance of $2.5 million or greater, we conduct further analysis to determine the probable loss content and assign a specific allowance to the loan if deemed appropriate. We estimate the extent of the individual impairment for commercial loans and TDRs by comparing the recorded investment of the loan with the estimated present value of its future cash flows, the fair value of its underlying collateral, or the loan’s observable market price. Secured consumer loan TDRs that are discharged through Chapter 7 bankruptcy and not formally re-affirmed are adjusted to reflect the fair value of the underlying collateral, less costs to sell. Other consumer loan TDRs are combined in homogenous pools and assigned a specific allocation based on the estimated present value of future cash flows using the effective interest rate. A specific allowance also may be assigned — even when sources of repayment appear sufficient — if we remain uncertain about whether the loan will be repaid in full. On at least a quarterly basis, we evaluate the appropriateness of our loss estimation methods to reduce differences between estimated incurred losses and actual losses. The ALLL at June 30, 2016, represents our best estimate of the probable credit losses inherent in the loan portfolio at that date.

As shown in Figure 37, our ALLL from continuing operations increased by $58 million, or 7.3%, during the past 12 months. Our allowance applies expected loss rates to our existing loans with similar risk characteristics as well as any adjustments to reflect our current assessment of qualitative factors, such as changes in economic conditions, underwriting standards, and concentrations of credit. Our commercial ALLL increased by $64 million, or 9.9%, during the past 12 months, primarily because of loan growth and increased incurred loss estimates. The increase in these incurred loss estimates during 2015 and into 2016 was primarily due to the continued decline in oil and gas prices since 2014. Partially offsetting this increase was a decrease in our consumer ALLL of $6 million, or 4%, since June 30, 2015. Our consumer ALLL decrease was primarily due to continued improvement in credit metrics, such as delinquency, average credit bureau score, and loan to value, which have decreased expected loss rates since 2014. The continued improvement in the consumer portfolio credit quality metrics since 2014 was primarily due to continued improved credit quality and benefits of relatively stable economic conditions. Our liability for credit losses on lending-related commitments increased by $5 million to $50 million at June 30, 2016. When combined with our ALLL, our total allowance for credit losses represented 1.46% of period-end loans at June 30, 2016, compared to 1.42% at December 31, 2015, and 1.44% at June 30, 2015.

Figure 37. Allocation of the Allowance for Loan and Lease Losses

	June 30, 2016			December 31, 2015			June 30, 2015
dollars in millions	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans
Commercial, financial and agricultural	$513	60.1%	53.8%	$450	56.5%	52.2%	$418	52.5%	50.3%
Commercial real estate:
Commercial mortgage	135	15.8	13.8	134	16.8	13.3	144	18.1	13.5
Construction	17	2.0	1.4	25	3.2	1.7	31	3.9	2.2

Total commercial real estate loans	152	17.8	15.2	159	20.0	15.0	175	22.0	15.7
Commercial lease financing	45	5.2	6.4	47	5.9	6.7	53	6.7	6.8

Total commercial loans	710	83.1	75.4	656	82.4	73.9	646	81.2	72.8
Real estate — residential mortgage	18	2.1	3.7	18	2.3	3.7	20	2.5	3.9
Home equity loans	65	7.6	16.2	57	7.2	17.3	61	7.7	18.1
Consumer direct loans	19	2.3	2.6	20	2.5	2.7	21	2.6	2.7
Credit cards	30	3.5	1.3	32	4.0	1.3	31	3.9	1.3
Consumer indirect loans	12	1.4	.8	13	1.6	1.1	17	2.1	1.2

Total consumer loans	144	16.9	24.6	140	17.6	26.1	150	18.8	27.2

Total loans (a)	$854	100.0%	100.0%	$796	100.0%	100.0%	$796	100.0%	100.0%

(a)	Excludes allocations of the ALLL related to the discontinued operations of the education lending business in the amount of $20 million, $28 million, and $22 million at June 30, 2016, December 31, 2015, and June 30, 2015, respectively.

Our provision for credit losses was $52 million for the second quarter of 2016, compared to $41 million for the second quarter of 2015. The increase in our provision is primarily due to the growth in our loan portfolio over the past twelve months and increased charge-offs, primarily in the oil and gas portfolio, compared to the first six months of 2015. We continue to reduce our exposure in our higher-risk businesses, including the residential properties portion of our construction loan portfolio, marine/RV financing, and other selected leasing portfolios through the sale of certain loans, payments from borrowers, or net loan charge-offs.

Asset quality on our oil and gas loan portfolio, which represents approximately 2% of total loans at June 30, 2016, is performing in-line with expectations. Our reserve for credit losses allocated to our oil and gas loan exposure was 8% of the total oil and gas loan portfolio at June 30, 2016, up from 6% at December 31, 2015, and reflected the estimated impact of current oil prices at that date.

Net loan charge-offs

Net loan charge-offs for the second quarter of 2016 totaled $43 million, or .28% of average loans, compared to net loan charge-offs of $36 million, or .25%, for the same period last year. Figure 38 shows the trend in our net loan charge-offs by loan type, while the composition of loan charge-offs and recoveries by type of loan is presented in Figure 39.

Over the past 12 months, net loan charge-offs increased $7 million. This increase is primarily attributable to growth and higher charge-offs in our commercial loan portfolio, partially offset by a decline in the consumer loan portfolio over the same period. As shown in Figure 41, our exit loan portfolio contributed a total of $5 million in net loan charge-offs for the second quarter of 2016, compared to $4 million in net loan charge-offs for the second quarter of 2015. The increase in net loan charge-offs in our exit loan portfolio was primarily driven by higher levels of net loan charge-offs in our commercial exit loan portfolio.

Figure 38. Net Loan Charge-offs from Continuing Operations (a)

	2016		2015
dollars in millions	Second	First	Fourth	Third	Second
Commercial, financial and agricultural	$32	$23	$15	$24	$15
Real estate — Commercial mortgage	(4)	(1)	(2)	—	—
Real estate — Construction	—	(1)	—	—	(1)
Commercial lease financing	1	3	6	—	—

Total commercial loans	29	24	19	24	14
Real estate — Residential mortgage	1	—	—	1	—
Home equity loans	3	7	5	3	8
Consumer direct loans	4	5	5	5	4
Credit cards	7	7	7	6	7
Consumer indirect loans	(1)	3	1	2	3

Total consumer loans	14	22	18	17	22

Total net loan charge-offs	$43	$46	$37	$41	$36

Net loan charge-offs to average loans	.28%	.31%	.25%	.27%	.25%
Net loan charge-offs from discontinued operations — education lending business	$4	$6	$7	$7	$2

(a)	Credit amounts indicate that recoveries exceeded charge-offs.

Figure 39. Summary of Loan and Lease Loss Experience from Continuing Operations

	Three months ended June 30,		Six months ended June 30,
dollars in millions	2016	2015	2016	2015
Average loans outstanding	$61,148	$57,978	$60,652	$57,746

Allowance for loan and lease losses at beginning of period	$826	$794	$796	$794
Loans charged off:
Commercial, financial and agricultural	35	21	61	33
Real estate — commercial mortgage	2	—	3	2
Real estate — construction	—	—	—	1

Total commercial real estate loans (a)	2	—	3	3
Commercial lease financing	3	1	6	3

Total commercial loans (b)	40	22	70	39
Real estate — residential mortgage	1	1	3	3
Home equity loans	7	10	17	18
Consumer direct loans	6	6	12	12
Credit cards	8	8	16	16
Consumer indirect loans	2	5	6	11

Total consumer loans	24	30	54	60

Total loans charged off	64	52	124	99
Recoveries:
Commercial, financial and agricultural	3	6	6	11
Real estate — commercial mortgage	6	—	8	2
Real estate — construction	—	1	1	1

Total commercial real estate loans (a)	6	1	9	3
Commercial lease financing	2	1	2	5

Total commercial loans (b)	11	8	17	19
Real estate — residential mortgage	—	1	2	1
Home equity loans	4	2	7	5
Consumer direct loans	2	2	3	4
Credit cards	1	1	2	1
Consumer indirect loans	3	2	4	5

Total consumer loans	10	8	18	16

Total recoveries	21	16	35	35

Net loan charge-offs	(43)	(36)	(89)	(64)
Provision (credit) for loan and lease losses	71	37	147	66
Foreign currency translation adjustment	—	1	—	—

Allowance for loan and lease losses at end of period	$854	$796	$854	$796

Liability for credit losses on lending-related commitments at beginning of period	$69	$41	$56	$35
Provision (credit) for losses on lending-related commitments	(19)	4	(6)	10

Liability for credit losses on lending-related commitments at end of period (c)	$50	$45	$50	$45

Total allowance for credit losses at end of period	$904	$841	$904	$841

Net loan charge-offs to average total loans	.28%	.25%	.30%	.22%
Allowance for loan and lease losses to period-end loans	1.38	1.37	1.38	1.37
Allowance for credit losses to period-end loans	1.46	1.44	1.46	1.44
Allowance for loan and lease losses to nonperforming loans	138.0	190.0	138.0	190.0
Allowance for credit losses to nonperforming loans	146.0	200.7	146.0	200.7
Discontinued operations — education lending business:
Loans charged off	$6	$6	$15	$16
Recoveries	2	4	5	8

Net loan charge-offs	$(4)	$(2)	$(10)	$(8)

(a)	See Figure 20 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial real estate loan portfolio.
(b)	See Figure 19 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial loan portfolio.
(c)	Included in “accrued expense and other liabilities” on the balance sheet.

Nonperforming assets

Figure 40 shows the composition of our nonperforming assets. These assets totaled $637 million at June 30, 2016, and represented 1.03% of period-end portfolio loans, OREO and other nonperforming assets, compared to $403 million, or .67%, at December 31, 2015, and $440 million, or .75%, at June 30, 2015. See Note 1 (“Summary of Significant Accounting Policies”) under the headings “Nonperforming Loans,” “Impaired Loans,” and “Allowance for Loan and Lease Losses” beginning on page 121 of our 2015 Form 10-K for a summary of our nonaccrual and charge-off policies.

Figure 40. Summary of Nonperforming Assets and Past Due Loans from Continuing Operations

dollars in millions	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
Commercial, financial and agricultural	$321	$380	$82	$89	$100
Real estate — commercial mortgage	14	16	19	23	26
Real estate — construction	25	12	9	9	12

Total commercial real estate loans (a)	39	28	28	32	38
Commercial lease financing	10	11	13	21	18

Total commercial loans (b)	370	419	123	142	156
Real estate — residential mortgage	54	59	64	67	67
Home equity loans	189	191	190	181	184
Consumer direct loans	1	1	2	1	1
Credit cards	2	2	2	2	2
Consumer indirect loans	3	4	6	7	9

Total consumer loans	249	257	264	258	263

Total nonperforming loans (c)	619	676	387	400	419
OREO	15	14	14	17	20
Other nonperforming assets	3	2	2	—	1

Total nonperforming assets (c)	$637	$692	$403	$417	$440

Accruing loans past due 90 days or more	$70	$70	$72	$54	$66
Accruing loans past due 30 through 89 days	203	237	208	271	181
Restructured loans — accruing and nonaccruing (d)	277	283	280	287	300
Restructured loans included in nonperforming loans (d)	133	151	159	160	170
Nonperforming assets from discontinued operations — education lending business	5	6	7	8	6
Nonperforming loans to period-end portfolio loans (c)	1.00%	1.12%	.65%	.67%	.72%
Nonperforming assets to period-end portfolio loans plus OREO and other nonperforming assets (c)	1.03	1.14	.67	.69	.75

(a)	See Figure 20 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial real estate loan portfolio.
(b)	See Figure 19 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial loan portfolio.
(c)	Nonperforming loan balances exclude $11 million, $11 million, $11 million, $12 million, and $12 million of PCI loans at June 30, 2016, March 31, 2016, December 31, 2015, September 30, 2015, and June 30, 2015, respectively.
(d)	Restructured loans (i.e., TDRs) are those for which Key, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. These concessions are made to improve the collectability of the loan and generally take the form of a reduction of the interest rate, extension of the maturity date or reduction in the principal balance.

As shown in Figure 40, nonperforming assets at June 30, 2016, increased $197 million from one year ago. Increases in nonperforming assets in the commercial, financial and agricultural portfolio, which were primarily due to the credit migration in the oil and gas portfolio, were partially offset by declines in nonperforming assets in the commercial lease financing and consumer loan portfolios. As shown in Figure 41, our exit loan portfolio accounted for $14 million, or 2%, of our total nonperforming assets at June 30, 2016, compared to $26 million, or 6%, at June 30, 2015.

At June 30, 2016, the approximate carrying amount of our commercial nonperforming loans outstanding represented 83% of their contractual amount owed, total nonperforming loans outstanding represented 83% of their contractual amount owed, and nonperforming assets in total were carried at 83% of their original contractual amount owed. At the same date, OREO and other nonperforming assets represented 75% of its original contractual amount owed.

At June 30, 2016, our 20 largest nonperforming loans totaled $331 million, representing 54% of total nonperforming loans. At June 30, 2015, our 20 largest nonperforming loans totaled $120 million, representing 29% of total nonperforming loans.

Figure 41 shows the composition of our exit loan portfolio at June 30, 2016, and June 30, 2015, the net loan charge-offs recorded on this portfolio for the second quarter of 2016 and the second quarter of 2015, and the nonperforming status of these loans at June 30, 2016, and June 30, 2015. The exit loan portfolio represented 2% of total loans and loans held for sale at June 30, 2016, and 3% of total loans and loans held for sale at June 30, 2015.

Figure 41. Exit Loan Portfolio from Continuing Operations

	Balance Outstanding		Change 6-30-16 vs. 6-30-15	Net Loan Charge-offs		Balance on Nonperforming Status
in millions	6-30-16	6-30-15		6-30-16	6-30-15	6-30-16	6-30-15
Residential properties — homebuilder	—	$6	$(6)	—	—	$4	$8
Marine and RV floor plan	—	2	(2)	—	—	—	1
Commercial lease financing (a)	$731	831	(100)	$1	—	—	—

Total commercial loans	731	839	(108)	1	—	4	9
Home equity — Other	183	236	(53)	1	$1	7	8
Marine	496	673	(177)	3	3	3	8
RV and other consumer	35	47	(12)	—	—	—	1

Total consumer loans	714	956	(242)	4	4	10	17

Total exit loans in loan portfolio	$1,445	$1,795	$(350)	$5	$4	$14	$26

Discontinued operations — education lending business (not included in exit loans above)	$1,692	$1,962	$(270)	$4	$2	$5	$6

(a)	Includes (1) the business aviation, commercial vehicle, office products, construction, and industrial leases; (2) Canadian lease financing portfolios; (3) European lease financing portfolios; and (4) all remaining balances related to lease in, lease out; sale in, lease out; service contract leases; and qualified technological equipment leases.

Figure 42 shows the types of activity that caused the change in our nonperforming loans during each of the last five quarters.

Figure 42. Summary of Changes in Nonperforming Loans from Continuing Operations

	2016		2015
in millions	Second	First	Fourth	Third	Second
Balance at beginning of period	$676	$387	$400	$419	$437
Loans placed on nonaccrual status	124	406	81	81	92
Charge-offs	(64)	(60)	(51)	(53)	(52)
Loans sold	—	(11)	—	(2)	—
Payments	(75)	(8)	(21)	(16)	(25)
Transfers to OREO	(6)	(4)	(4)	(4)	(5)
Transfers to other nonperforming assets	—	—	(1)	—	—
Loans returned to accrual status	(36)	(34)	(17)	(25)	(28)

Balance at end of period (a)	$619	$676	$387	$400	$419

(a)	Nonperforming loan balances exclude $11 million, $11 million, $11 million, $12 million, and $12 million of PCI loans at June 30, 2016, March 31, 2016, December 31, 2015, September 30, 2015, and June 30, 2015, respectively.

Figure 43 shows the factors that contributed to the change in our OREO during each of the last five quarters.

Figure 43. Summary of Changes in Other Real Estate Owned, Net of Allowance, from Continuing Operations

	2016		2015
in millions	Second	First	Fourth	Third	Second
Balance at beginning of period	$14	$14	$17	$20	$20
Properties acquired — nonperforming loans	6	4	4	4	5
Valuation adjustments	(2)	(1)	(2)	(2)	(1)
Properties sold	(3)	(3)	(5)	(5)	(4)

Balance at end of period	$15	$14	$14	$17	$20

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

At June 30, 2016, $17 billion, or 17%, of our total assets were measured at fair value on a recurring basis. Approximately 99% of these assets, before netting adjustments, were classified as Level 1 or Level 2 within the fair value hierarchy. At June 30, 2016, $1 billion, or 2%, of our total liabilities were measured at fair value on a recurring basis. All of these liabilities were classified as Level 1 or Level 2.

During the second quarter of 2016, $12 million of our total assets were measured at fair value on a nonrecurring basis. All of these assets were classified as Level 3. At June 30, 2016, there were no liabilities measured at fair value on a nonrecurring basis.

During the first six months of 2016, we did not significantly alter the manner in which we applied our critical accounting policies or developed related assumptions and estimates.

European Sovereign and Non-Sovereign Debt Exposures

Our total European sovereign and non-sovereign debt exposure is presented in Figure 44.

Figure 44. European Sovereign and Non-Sovereign Debt Exposures

June 30, 2016 in millions	Short-and Long- Term Commercial Total (a)	Foreign Exchange and Derivatives with Collateral (b)	Net Exposure
France:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	$3	$3
Non-sovereign non-financial institutions	$13	—	13

Total	13	3	16
Germany:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	186	—	186

Total	186	—	186
Greece:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	—	—	—

Total	—	—	—
Iceland:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	—	—	—

Total	—	—	—
Ireland:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	—	—	—

Total	—	—	—
Italy:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	27	—	27

Total	27	—	27
Netherlands:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	10	—	10

Total	10	—	10
Portugal:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	—	—	—

Total	—	—	—
Spain:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	16	—	16

Total	16	—	16
Switzerland:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	(2)	(2)
Non-sovereign non-financial institutions	60	—	60

Total	60	(2)	58
United Kingdom:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	149	149
Non-sovereign non-financial institutions	71	—	71

Total	71	149	220
Other Europe: (c)
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	67	—	67

Total	67	—	67
Total Europe:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	150	150
Non-sovereign non-financial institutions	450	—	450

Total	$450	$150	$600

(a)	Represents our outstanding leases.
(b)	Represents contracts to hedge our balance sheet asset and liability needs, and to accommodate our clients’ trading and/or hedging needs. Our derivative mark-to-market exposures are calculated and reported on a daily basis. These exposures are largely covered by cash or highly marketable securities collateral with daily collateral calls.
(c)	Other Europe consists of the following countries: Austria, Belarus, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Finland, Hungary, Lithuania, Luxembourg, Malta, Norway, Poland, Romania, Russia, Slovakia, Slovenia, Sweden, and Ukraine. 100% of our exposure in Other Europe is in Belgium, Finland, and Sweden.

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

Common share repurchases under the 2015 capital plan began in the second quarter of 2015 and were suspended in the fourth quarter of 2015 in connection with the announcement of our acquisition of First Niagara. In April 2016, we submitted to the Federal Reserve and provided to the OCC our 2016 capital plan under the annual CCAR process. On June 29, 2016, the Federal Reserve announced that it did not object to our 2016 capital plan. Share repurchases of up to $350 million were included in the 2016 capital plan, which is effective through the second quarter of 2017. We anticipate repurchasing common shares in the third quarter of 2016 following the completion of the acquisition of First Niagara.

The following table summarizes our repurchases of our common shares for the three months ended June 30, 2016.

Calendar month	Total number of shares repurchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased as part of publicly announced plans or programs (b)
April 1 — 30	1,406	$11.08	—	37,658,833
May 1 — 31	2,087	11.54	—	36,100,077
June 1 — 30	1,066	12.85	—	41,881,384

Total	4,559	$11.70	—

(a)	Includes common shares deemed surrendered by employees in connection with our stock compensation and benefit plans to satisfy tax obligations. There were no common shares repurchased in the open market during the second quarter of 2016.
(b)	Calculated using the remaining general repurchase amount divided by the closing price of KeyCorp common shares as follows: on April 30, 2016, at $12.29; on May 31, 2016, at $12.82; and on June 30, 2016, at $11.05.

Item 6.	Exhibits

3	Second Amended and Restated Articles of Incorporation of KeyCorp, effective August 1, 2016, filed as Exhibit 3.1 to Form 8-K on August 1, 2016.*

15	Acknowledgment of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from KeyCorp’s Form 10-Q Report for the quarterly period ended June 30, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*	Incorporated by reference. Copies of these Exhibits have been filed with the SEC. Exhibits that are not incorporated by reference are filed with this report. Shareholders may obtain a copy of any exhibit, upon payment of reproductions costs, by writing KeyCorp Investor Relations, 127 Public Square, Mail Code OH-01-27-0737, Cleveland, OH 44114-1306.

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

KEYCORP
(Registrant)

Date: August 5, 2016	/s/ Douglas M. Schosser
By: Douglas M. Schosser
Chief Accounting Officer (Principal Accounting Officer)