Form 10-Q
period 2016-09-30
KEYCORP /NEW/
filed 2016-11-07
CIK 91576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares with a par value of $1 each	1,080,711,946 shares
Title of class	Outstanding at November 3, 2016

KEYCORP

PART I. FINANCIAL INFORMATION

Throughout the Notes to Consolidated Financial Statements (Unaudited) and Management’s Discussion & Analysis of Financial Condition & Results of Operations, we use certain acronyms and abbreviations as defined in Note 1 (“Basis of Presentation and Accounting Policies”) that begins on page 10.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheets

in millions, except per share data	September 30, 2016	December 31, 2015	September 30, 2015
	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$749	$607	$470
Short-term investments	3,216	2,707	1,964
Trading account assets	926	788	811
Securities available for sale	20,540	14,218	14,376
Held-to-maturity securities (fair value: $9,048, $4,848, and $4,940)	8,995	4,897	4,936
Other investments	747	655	691
Loans, net of unearned income of $1,069, $646, and $645	85,528	59,876	60,085
Less: Allowance for loan and lease losses	865	796	790
Net loans	84,663	59,080	59,295
Loans held for sale (a)	1,137	639	916
Premises and equipment	1,023	779	771
Operating lease assets	430	340	315
Goodwill	2,480	1,060	1,060
Other intangible assets	426	65	74
Corporate-owned life insurance	4,035	3,541	3,516
Derivative assets	1,304	619	793
Accrued income and other assets	3,480	3,290	3,346
Discontinued assets (including $3 and $4 million of portfolio loans at fair value, and $169 million of portfolio loans held for sale at fair value, see Note 12)	1,654	1,846	2,086
Total assets	$135,805	$95,131	$95,420
LIABILITIES
Deposits in domestic offices:
NOW and money market deposit accounts	$56,432	$37,089	$37,301
Savings deposits	5,335	2,341	2,338
Certificates of deposit ($100,000 or more)	4,601	2,392	2,001
Other time deposits	5,793	3,127	3,020
Total interest-bearing deposits	72,161	44,949	44,660
Noninterest-bearing deposits	32,024	26,097	25,985
Deposits in foreign office — interest-bearing	—	—	428
Total deposits	104,185	71,046	71,073
Federal funds purchased and securities sold under repurchase agreements	602	372	407
Bank notes and other short-term borrowings	809	533	677
Derivative liabilities	850	632	676
Accrued expense and other liabilities	1,739	1,605	1,562
Long-term debt	12,622	10,184	10,308
Total liabilities	120,807	84,372	84,703
EQUITY
Preferred stock	1,165	290	290
Common shares, $1 par value; authorized 1,400,000,000 shares; issued 1,256,705,117, 1,016,969,905, and 1,016,969,905 shares	1,257	1,017	1,017
Capital surplus	6,359	3,922	3,914
Retained earnings	9,260	8,922	8,764
Treasury stock, at cost (174,650,040, 181,218,648, and 181,685,035 shares)	(2,863)	(3,000)	(3,008)
Accumulated other comprehensive income (loss)	(182)	(405)	(272)
Key shareholders’ equity	14,996	10,746	10,705
Noncontrolling interests	2	13	12
Total equity	14,998	10,759	10,717
Total liabilities and equity	$135,805	$95,131	$95,420

(a)	Total loans held for sale include Real estate — residential mortgage loans held for sale at fair value of $62 million at September 30, 2016.
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Income

dollars in millions, except per share amounts	Three months ended September 30,		Nine months ended September 30,
(Unaudited)	2016	2015	2016	2015
INTEREST INCOME
Loans	$746	$542	$1,875	$1,597
Loans held for sale	10	10	23	29
Securities available for sale	88	75	237	217
Held-to-maturity securities	30	24	78	72
Trading account assets	4	5	17	15
Short-term investments	7	1	17	5
Other investments	5	4	10	14
Total interest income	890	661	2,257	1,949
INTEREST EXPENSE
Deposits	49	27	114	79
Bank notes and other short-term borrowings	2	2	7	6
Long-term debt	59	41	155	118
Total interest expense	110	70	276	203
NET INTEREST INCOME	780	591	1,981	1,746
Provision for credit losses	59	45	200	121
Net interest income after provision for credit losses	721	546	1,781	1,625
NONINTEREST INCOME
Trust and investment services income	122	108	341	328
Investment banking and debt placement fees	156	109	325	318
Service charges on deposit accounts	85	68	218	192
Operating lease income and other leasing gains	6	15	41	58
Corporate services income	51	57	154	143
Cards and payments income	66	47	164	136
Corporate-owned life insurance income	29	30	85	91
Consumer mortgage income	6	3	11	10
Mortgage servicing fees	15	11	37	33
Net gains (losses) from principal investing	5	11	16	51
Other income (a)	8	11	61	35
Total noninterest income	549	470	1,453	1,395
NONINTEREST EXPENSE
Personnel	594	426	1,425	1,223
Net occupancy	73	60	193	191
Computer processing	70	41	158	121
Business services and professional fees	76	40	157	115
Equipment	26	22	68	66
Operating lease expense	15	11	42	34
Marketing	32	17	66	40
FDIC assessment	21	8	38	24
Intangible asset amortization	13	9	28	27
OREO expense, net	3	2	6	5
Other expense	159	88	355	258
Total noninterest expense	1,082	724	2,536	2,104
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	188	292	698	916
Income taxes	16	72	141	230
INCOME (LOSS) FROM CONTINUING OPERATIONS	172	220	557	686
Income (loss) from discontinued operations, net of taxes of $1, ($2), $3, and $3 (see Note 12)	1	(3)	5	5
NET INCOME (LOSS)	173	217	562	691
Less: Net income (loss) attributable to noncontrolling interests	1	(2)	—	1
NET INCOME (LOSS) ATTRIBUTABLE TO KEY	$172	$219	$562	$690
Income (loss) from continuing operations attributable to Key common shareholders	$165	$216	$540	$668
Net income (loss) attributable to Key common shareholders	166	213	545	673
Per common share:
Income (loss) from continuing operations attributable to Key common shareholders	$.17	$.26	$.61	$.79
Income (loss) from discontinued operations, net of taxes	—	—	.01	.01
Net income (loss) attributable to Key common shareholders (b)	.17	.26	.62	.80
Per common share — assuming dilution:
Income (loss) from continuing operations attributable to Key common shareholders	$.16	$.26	$.60	$.78
Income (loss) from discontinued operations, net of taxes	—	—	.01	.01
Net income (loss) attributable to Key common shareholders (b)	.17	.25	.61	.79
Cash dividends declared per common share	$.085	$.075	$.245	$.215
Weighted-average common shares outstanding (000)	982,080	831,430	880,824	839,758
Effect of convertible preferred stock	—	—	—	—
Effect of common share options and other stock awards	12,580	7,450	8,965	7,613
Weighted-average common shares and potential common shares outstanding (000) (c)	994,660	838,880	889,789	847,371

(a)
For the three months ended September 30, 2016, net securities losses totaled $6 million. For the three months ended September 30, 2015, net securities gains (losses) totaled less than $1 million. For the three months ended September 30, 2016, and September 30, 2015, we did not have any impairment losses related to securities.

(b)	EPS may not foot due to rounding.

(c)	Assumes conversion of common share options and other stock awards and/or convertible preferred stock, as applicable.
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Comprehensive Income

in millions	Three months ended September 30,		Nine months ended September 30,
(Unaudited)	2016	2015	2016	2015
Net income (loss)	$173	$217	$562	$691
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale, net of income taxes of ($18), $33, $93 and $35	(28)	54	159	58
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of ($24), $28, $32, and $37	(41)	48	53	63
Foreign currency translation adjustments, net of income taxes of ($1), ($3), $3, and ($11)	(2)	(5)	5	(18)
Net pension and postretirement benefit costs, net of income taxes of $1, ($15), $6, and ($12)	3	(24)	6	(19)
Total other comprehensive income (loss), net of tax	(68)	73	223	84
Comprehensive income (loss)	105	290	785	775
Less: Comprehensive income attributable to noncontrolling interests	1	(2)	—	1
Comprehensive income (loss) attributable to Key	$104	$292	$785	$774

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Changes in Equity

	Key Shareholders’ Equity
dollars in millions, except per share amounts (Unaudited)	Preferred Shares Outstanding (000)	Common Shares Outstanding (000)	Preferred Stock	Common Shares	Capital Surplus	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
BALANCE AT DECEMBER 31, 2014	2,905	859,403	$291	$1,017	$3,986	$8,273	$(2,681)	$(356)	$12
Net income (loss)						690			1
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale, net of income taxes of $35								58
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of $37								63
Foreign currency translation adjustments, net of income taxes of ($11)								(18)
Net pension and postretirement benefit costs, net of income taxes of ($12)								(19)
Deferred compensation					13
Cash dividends declared on common shares ($.215 per share)						(182)
Cash dividends declared on Noncumulative Series A Preferred Stock ($5.8125 per share)						(17)
Common shares repurchased		(31,267)					(448)
Series A Preferred Stock exchanged for common shares	(5)	33	(1)				1
Common shares reissued (returned) for stock options and other employee benefit plans		7,116			(85)		120
Net contribution from (distribution to) noncontrolling interests									(1)
BALANCE AT SEPTEMBER 30, 2015	2,900	835,285	$290	$1,017	$3,914	$8,764	$(3,008)	$(272)	$12

BALANCE AT DECEMBER 31, 2015	2,900	835,751	$290	$1,017	$3,922	$8,922	$(3,000)	$(405)	$13
Net income (loss)						562			—
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale, net of income taxes of $93								159
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of $32								53
Foreign currency translation adjustments, net of income taxes of $3								5
Net pension and postretirement benefit costs, net of income taxes of $6								6
Deferred compensation					(8)
Cash dividends declared on common shares ($.245 per share)						(207)
Cash dividends declared on Noncumulative Series A Preferred Stock ($5.8125 per share)						(17)
Common shares issued		239,735		240	2,591
Common shares repurchased		(6,122)					(73)
Issuance of Preferred Stock	14,021		875		(6)
Common shares reissued (returned) for stock options and other employee benefit plans		12,691			(140)		210
Net contribution from (distribution to) noncontrolling interests									(11)
BALANCE AT SEPTEMBER 30, 2016	16,921	1,082,055	$1,165	$1,257	$6,359	$9,260	$(2,863)	$(182)	$2

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows

in millions	Nine months ended September 30,
(Unaudited)	2016	2015
OPERATING ACTIVITIES
Net income (loss)	$562	$691
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for credit losses	200	121
Depreciation, amortization and accretion expense, net	293	176
Increase in cash surrender value of corporate-owned life insurance	(76)	(75)
Stock-based compensation expense	66	47
FDIC reimbursement (payments), net of FDIC expense	7	(1)
Deferred income taxes (benefit)	(63)	(70)
Proceeds from sales of loans held for sale	5,181	5,362
Originations of loans held for sale, net of repayments	(5,516)	(5,428)
Net losses (gains) on sales of loans held for sale	(92)	(75)
Net losses (gains) from principal investing	(16)	(51)
Net losses (gains) and writedown on OREO	3	2
Net losses (gains) on leased equipment	10	(8)
Net securities losses (gains)	6	1
Net losses (gains) on sales of fixed assets	13	6
Net decrease (increase) in trading account assets	(138)	(61)
Other operating activities, net	420	(388)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	860	249
INVESTING ACTIVITIES
Cash received (used) in acquisitions, net of cash acquired	(481)	—
Net decrease (increase) in short-term investments, excluding acquisitions	(509)	2,305
Purchases of securities available for sale	(4,203)	(3,314)
Proceeds from sales of securities available for sale	4,248	11
Proceeds from prepayments and maturities of securities available for sale	2,867	2,357
Proceeds from prepayments and maturities of held-to-maturity securities	1,048	846
Purchases of held-to-maturity securities	(5,150)	(770)
Purchases of other investments	(28)	(24)
Proceeds from sales of other investments	204	107
Proceeds from prepayments and maturities of other investments	3	2
Net decrease (increase) in loans, excluding acquisitions, sales and transfers	(2,501)	(3,061)
Proceeds from sales of portfolio loans	100	89
Proceeds from corporate-owned life insurance	24	38
Purchases of premises, equipment, and software	(79)	(40)
Proceeds from sales of premises and equipment	—	1
Proceeds from sales of OREO	13	16
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(4,444)	(1,437)
FINANCING ACTIVITIES
Net increase (decrease) in deposits, excluding acquisitions	4,147	(925)
Net increase (decrease) in short-term borrowings	(2,193)	86
Net proceeds from issuance of long-term debt	2,078	4,054
Payments on long-term debt	(533)	(1,582)
Issuance of preferred shares	519	—
Repurchase of common shares	(73)	(448)
Net proceeds from reissuance of common shares	5	19
Cash dividends paid	(224)	(199)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,726	1,005
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	142	(183)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	607	653
CASH AND DUE FROM BANKS AT END OF PERIOD	$749	$470
Additional disclosures relative to cash flows:
Interest paid	$308	$256
Income taxes paid (refunded)	68	173
Noncash items:
Common stock issued to acquire First Niagara	$2,831	—
Preferred stock issued to acquire First Niagara	350	—
Reduction of secured borrowing and related collateral	59	$132
Loans transferred to portfolio from held for sale	8	1
Loans transferred to held for sale from portfolio	32	41
Loans transferred to OREO	15	16

See Notes to Consolidated Financial Statements (Unaudited).

Notes to Consolidated Financial Statements (Unaudited)
1. Basis of Presentation and Accounting Policies

As used in these Notes, references to “Key,” “we,” “our,” “us,” and similar terms refer to the consolidated entity consisting of KeyCorp and its subsidiaries. KeyCorp refers solely to the parent holding company, and KeyBank refers to KeyCorp’s subsidiary, KeyBank National Association. First Niagara Bank refers to First Niagara Bank, National Association, a subsidiary of KeyCorp as of September 30, 2016, which was subsequently merged with and into KeyBank in the fourth quarter of 2016.

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

AICPA: American Institute of Certified Public Accountants.	KEF: Key Equipment Finance.
ALCO: Asset/Liability Management Committee.	KPP: Key Principal Partners.
ALLL: Allowance for loan and lease losses.	KREEC: Key Real Estate Equity Capital, Inc.
A/LM: Asset/liability management.	LCR: Liquidity coverage ratio.
AOCI: Accumulated other comprehensive income (loss).	LIBOR: London Interbank Offered Rate.
APBO: Accumulated postretirement benefit obligation.	LIHTC: Low-income housing tax credit.
Austin: Austin Capital Management, Ltd.	Moody’s: Moody’s Investor Services, Inc.
BHCs: Bank holding companies.	MRM: Market Risk Management group.
Board: KeyCorp Board of Directors.	N/A: Not applicable.
CCAR: Comprehensive Capital Analysis and Review.	NASDAQ: The NASDAQ Stock Market LLC.
CMBS: Commercial mortgage-backed securities.	NAV: Net asset value.
CMO: Collateralized mortgage obligation.	N/M: Not meaningful.
Common shares: KeyCorp common shares, $1 par value.	NOW: Negotiable Order of Withdrawal.
DIF: Deposit Insurance Fund of the FDIC.	NPR: Notice of proposed rulemaking.
Dodd-Frank Act: Dodd-Frank Wall Street Reform and	NYSE: New York Stock Exchange.
Consumer Protection Act of 2010.	OCC: Office of the Comptroller of the Currency.
EBITDA: Earnings before interest, taxes, depreciation, and	OCI: Other comprehensive income (loss).
amortization.	OREO: Other real estate owned.
EPS: Earnings per share.	OTTI: Other-than-temporary impairment.
ERISA: Employee Retirement Income Security Act of 1974.	PBO: Projected benefit obligation.
ERM: Enterprise risk management.	PCI: Purchased credit impaired.
EVE: Economic value of equity.	S&P: Standard and Poor’s Ratings Services, a Division
FASB: Financial Accounting Standards Board.	of The McGraw-Hill Companies, Inc.
FDIC: Federal Deposit Insurance Corporation.	SEC: U.S. Securities and Exchange Commission.
Federal Reserve: Board of Governors of the Federal Reserve	Series A Preferred Stock: KeyCorp’s 7.750%
System.	Noncumulative Perpetual Convertible Preferred Stock,
FHLB: Federal Home Loan Bank of Cincinnati.	Series A.
FHLMC: Federal Home Loan Mortgage Corporation.	SIFIs: Systemically important financial institutions
First Niagara: First Niagara Financial Group, Inc.	including BHCs with total consolidated assets of at least
(NASDAQ: FNFG).	$50 billion and nonbank financial companies designated
FNMA: Federal National Mortgage Association, or Fannie Mae.	by FSOC for supervision by the Federal Reserve.
FSOC: Financial Stability Oversight Council.	TDR: Troubled debt restructuring.
GAAP: U.S. generally accepted accounting principles.	TE: Taxable-equivalent.
GNMA: Government National Mortgage Association.	U.S. Treasury: United States Department of the Treasury.
ISDA: International Swaps and Derivatives Association.	VaR: Value at risk.
KAHC: Key Affordable Housing Corporation.	VEBA: Voluntary Employee Beneficiary Association.
KCC: Key Capital Corporation.	VIE: Variable interest entity.
KCDC: Key Community Development Corporation.

The consolidated financial statements include the accounts of KeyCorp and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Some previously reported amounts have been reclassified to conform to current reporting practices.

The consolidated financial statements include any voting rights entities in which we have a controlling financial interest. In accordance with the applicable accounting guidance for consolidations, we consolidate a VIE if we have: (i) a variable interest in the entity; (ii) the power to direct activities of the VIE that most significantly impact the entity’s economic performance; and (iii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE (i.e., we are considered to be the primary beneficiary). Variable interests can include equity interests, subordinated debt, derivative contracts, leases, service agreements, guarantees, standby letters of credit, loan commitments, and other contracts, agreements, and financial instruments. See Note 10 (“Variable Interest Entities”) for information on our involvement with VIEs.

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

Loans Held for Sale

Our loans held for sale at September 30, 2016, December 31, 2016, and September 30, 2015, are disclosed in Note 4 (“Loans and Loans Held for Sale”).  Our commercial loans, which we originated and intend to sell, are carried at the lower of aggregate cost or fair value.  Beginning with the third quarter of 2016, we elected the fair value option for our real estate - residential mortgages.  Fair value is determined based on available market data for similar assets, expected cash flows, and appraisals of underlying collateral or the credit quality of the borrower.  Additional information regarding fair value measurements associated with our loans held for sale is provided in Note 6 (“Fair Value Measurements”).  If a loan is transferred from the loan portfolio to the held-for-sale category, any write-down in the carrying amount of the loan at the date of transfer is recorded as a charge-off.  Subsequent declines in fair value are recognized as a charge to noninterest income. Subsequent increases in fair for the real estate — residential loans are recorded to noninterest income. When a loan is placed in the held-for-sale category, we stop amortizing the related deferred fees and costs.  The remaining unamortized fees and costs are recognized as part of the cost basis of the loan at the time it is sold.

Purchased Loans

We evaluate purchased loans for impairment in accordance with the applicable accounting guidance. Purchased performing loans that do not have evidence of deterioration in credit quality at acquisition are recorded at fair value at the acquisition date. Any premium or discount associated with purchased performing loans is recognized as an expense or income based on the effective yield method of amortization. Subsequent to the purchase date, the methods utilized to estimate the required ALLL for these loans is similar to originated loans; however, we record a provision for loan losses only when the required ALLL exceeds any remaining purchase discount.

Purchased loans that have evidence of deterioration in credit quality since origination and for which it is probable, at acquisition, that all contractually required payments will not be collected, are deemed PCI. Revolving loans, including lines of credit and credit card loans, leases, and loans where cash flows cannot be reasonably estimated are excluded from PCI accounting. Purchased loans are initially recorded at fair value without recording an allowance for loan losses. Fair value of these loans is determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected, as adjusted for an estimate of future credit losses and prepayments, and then a market-based discount rate is applied to those cash flows. PCI loans that have similar risk characteristics, primarily credit risk, collateral type and interest rate risk, and are homogeneous in size, are pooled and accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. PCI loans that cannot be aggregated into a pool are accounted for individually.

Under the applicable accounting guidance for PCI loans, the excess of cash flows expected to be collected, measured as of the acquisition date, over the estimated fair value is referred to as the “accretable yield” and is recognized in interest income over the remaining life of the loan or pool using the effective yield method. Accordingly, PCI loans are not subject to classification as nonaccrual (and nonperforming) in the same manner as originated loans. Rather, acquired PCI loans are considered to be accruing loans because their interest income relates to the accretable yield recognized on the individual loan or pool and not to the contractual interest payments of the loan. The difference between the contractually required principal and interest payments as of the acquisition date and the cash flows expected to be collected is referred to as the “nonaccretable difference.” The nonaccretable difference, which is not accreted into income, reflects estimated future credit losses and uncollectible contractual interest expected to be incurred over the life of the PCI loan.

After we acquire loans determined to be PCI loans, actual cash collections are monitored to determine if they conform to management’s expectations. Revised cash flow expectations are prepared each period. A decrease in expected cash flows in subsequent periods may indicate impairment and would require us to establish an ALLL by recording a charge to the provision for loan losses. An increase in expected cash flows in subsequent periods initially reduces any previously established ALLL by the increase in the present value of cash flows expected to be collected, and requires us to recalculate the amount of accretable yield for the PCI loan or pool. The adjustment of accretable yield due to an increase in expected cash flows is accounted for as a change in estimate. The additional cash flows expected to be collected are reclassified from the nonaccretable difference to the accretable yield, and the amount of periodic accretion is adjusted accordingly over the remaining life of the PCI loan or pool.

A PCI loan may be derecognized either through receipt of payment (in full or in part) from the borrower, the sale of the loan to a third party, foreclosure of the collateral, or charge-off. If one of these events occurs, the loan should be removed from the loan pool, or derecognized if it is accounted for as an individual loan. PCI loans subject to modification are not removed from a PCI pool even if those loans would otherwise be deemed TDRs since the pool, and not the individual loan, represents the unit of account. Individually accounted for PCI loans that are modified in a TDR are no longer classified as PCI loans and are subject to TDR recognition.

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

Accounting Guidance Pending Adoption at September 30, 2016

Consolidation. In October 2016, the FASB issued new accounting guidance that amends the previous consolidation guidance issued in February 2015, to require a decision maker that holds an interest in a VIE through an entity under common control to only consider its proportionate indirect interest in the VIE in determining whether the decision maker is the VIE’s primary beneficiary. This new guidance eliminates the requirement that a decision maker treat the common control party’s interest in the VIE as if the decision maker held the interest itself, an approach referred to as “full attribution.” The new guidance will be effective for interim and annual reporting periods beginning after December 15, 2016 (effective January 1, 2017, for us), and it must be applied retrospectively to all periods beginning with the fiscal year that the previous guidance was initially applied. Early adoption is permitted. The adoption of this accounting guidance is not expected to have a material effect on our financial condition or results of operations.

Income taxes. In October 2016, the FASB issued accounting guidance requiring an entity to recognize any deferred taxes from an intra-entity transfer of an asset other than inventory when the transfer occurs. This accounting guidance will be effective for annual and interim reporting periods beginning after December 15, 2017 (effective January 1, 2018, for us) and should be implemented using a modified-retrospective approach. Early adoption is permitted but only as of the beginning of an annual reporting period for which financial statements have not yet been issued. We are currently evaluating the impact that this accounting guidance may have on our financial condition or results of operations.

Statement of cash flows. In August 2016, the FASB issued new accounting guidance that clarifies how cash receipts and cash payments in certain specific transactions should be presented and classified in the statement of cash flows. These specific transactions include, but are not limited to, debt prepayment or extinguishment costs, contingent considerations made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate owned life insurance policies, and distributions from equity method investees. This guidance also clarifies that in instances of cash flows with multiple aspects that cannot be separately identified, classification should be based on the activity that is likely to be the predominant source of or use of cash flow. This accounting guidance will be effective for interim and annual reporting periods beginning after December 15, 2017 (effective January 1, 2018, for us) and should be implemented using a retrospective approach. Early adoption is permitted. We are currently evaluating the impact that this accounting guidance may have on our financial condition or results of operations.

Financial instruments. In June 2016, the FASB issued new accounting guidance that changes the methodology for recognizing credit losses related to financial instruments. Under current GAAP, a credit loss is not recognized until it is probable the loss has been incurred. The new accounting guidance eliminates that threshold and expands the information required for an entity to consider when developing an estimate of expected credit losses, including the use of forecasted information. Entities will be required to present financial assets measured on an amortized cost basis at the net amount that is expected to be collected. This new guidance will impact the accounting for our loans, debt securities available for sale, and liability for credit losses on unfunded lending-related commitments as well as purchased financial assets with a more than insignificant amount of credit deterioration since origination. This accounting guidance will be effective for interim and annual reporting periods beginning after December 15, 2019 (effective January 1, 2020, for us). Early adoption is permitted but only for interim and annual reporting periods beginning after December 15, 2018. This guidance must be implemented using a modified retrospective basis except a prospective approach must be used for debt securities for which an other-than-temporary impairment had been recognized before the effective date. A prospective transition approach also should be used for purchased financial assets with credit deterioration. We are currently evaluating the impact that this accounting guidance may have on our financial condition or results of operations.

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

Revenue recognition. In May 2014, the FASB issued new accounting guidance that revises the criteria for determining when to recognize revenue from contracts with customers and expands disclosure requirements. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five step model to be followed in making this determination. This accounting guidance can be implemented using either a retrospective method or a cumulative-effect approach. In August 2015, the FASB issued an update that defers the effective date of the revenue recognition guidance by one year. This new guidance will be effective for interim and annual reporting periods beginning after December 15, 2017 (effective January 1, 2018, for us). Early adoption is permitted but only for interim and annual reporting periods beginning after December 15, 2016. We have elected to implement this new accounting guidance using a cumulative-effect approach. We are currently in the process of gathering an inventory of contracts with customers and performing an in-depth assessment, though our preliminary analysis suggests that the adoption of this accounting guidance is not expected to have a material effect on our financial condition or results of operations. There are many aspects of this new accounting guidance that are still being interpreted, and the FASB has issued updates to certain aspects of the guidance to address implementation issues. For example, the FASB issued accounting guidance in March 2016 to clarify principal versus agent considerations and additional guidance in April 2016 to clarify the identification of performance obligations and the licensing implementation guidance. In May 2016, the FASB issued narrow-scope improvements related to collectability, sales tax and noncash consideration, and practical expedients for contract modifications and completed contracts. While certain implementation issues relevant to the industry are still pending resolution, including trade date versus settlement date recognition for broker dealers and the applicability of interchange revenues for card issuing banks, our preliminary conclusions reached as to the application of the new guidance are not expected to be significantly affected. We will continue to evaluate any impact as additional guidance is issued and as our internal assessment progresses.

2. Business Combination

First Niagara

On August 1, 2016 (the "Acquisition Date"), we acquired all of the outstanding common shares of First Niagara, the parent company of First Niagara Bank, for total consideration of approximately $4.0 billion and thereby acquired First Niagara Bank's approximately 390 branch locations across New York, Pennsylvania, Connecticut, and Massachusetts. The merger with First Niagara enabled us to expand in the New England market and into the Pennsylvania market, improve our core deposit base, and add additional scale in our banking operations. The results of First Niagara’s operations are included in our consolidated financial statements from the Acquisition Date.

Under the terms of the merger agreement, each outstanding share of First Niagara common stock was converted into the right to receive 0.680 KeyCorp common shares and $2.30 in cash, for a total per share value of $10.26, based on the $11.70 closing price of KeyCorp’s stock on July 29, 2016. In the aggregate, First Niagara stockholders received 240 million shares of KeyCorp common stock. Also under the terms of the merger agreement, First Niagara employee stock options and restricted stock awards converted into options to purchase and receive KeyCorp common stock. These options and restricted stock awards had a fair value of $26 million on the date of acquisition. Our methodology for valuing employee stock options is disclosed in Note 15 ("Employee Benefits") under the heading "Stock Options" on page 195 of our 2015 Form 10-K. Our methodology for valuing restricted stock awards is disclosed in Note 15 ("Employee Benefits") under the heading "Long-Term Incentive Compensation Program" on page 196 of our 2015 Form 10-K.

In addition, at the time of the merger, each share of First Niagara preferred stock, Series B, was converted into the right to receive a share of KeyCorp preferred stock, Series C, a newly created series of KeyCorp preferred stock. Additional information on this series of preferred stock is provided in Note 18 ("Shareholders' Equity").

On October 7, 2016, First Niagara Bank merged with and into KeyBank, with KeyBank as the surviving entity. Systems and client conversion also occurred during the fourth quarter of 2016 in connection with the bank merger.

The acquisition of First Niagara constituted a business combination and was accounted for under the acquisition method of accounting. Accordingly, the assets acquired, the liabilities assumed, and the consideration paid were recorded at their estimated fair value as of the acquisition date. These fair value estimates are considered preliminary and are subject to change for up to one year after the Acquisition Date as additional information becomes available.

The following table provides the purchase price calculation as of the Acquisition Date and the identifiable assets purchased and the liabilities assumed at their estimated fair value. These fair value measurements are based on internal and third-party valuations.

in millions
Consideration paid:
KeyCorp common stock issued		$2,831
Cash payments to First Niagara stockholders		811
Exchange of First Niagara preferred stock for KeyCorp preferred stock		350
Total consideration paid		$3,992

Statement of Net Assets Acquired at Fair Value:
ASSETS
Cash and due from banks and short-term investments	$620
Investment securities	9,019
Other investments	297
Loans	23,504
Premises and equipment	276
Other intangible assets	388
Accrued income and other assets	1,449
Total assets	$35,553

LIABILITIES
Deposits	$28,993
Bank notes and other short-term borrowings	2,698
Accrued expense and other liabilities	444
Long-term debt	846
Total liabilities	$32,981

Net identifiable assets acquired		2,572
Goodwill		$1,420

We estimated the fair value of loans acquired from First Niagara by utilizing the discounted cash flow method within the income approach. This methodology aggregates the purchased loans by category and risk rating. Cash flows for each category were determined by estimating future credit losses and the rate of prepayments. Projected monthly cash flows were then discounted to present value based on a market rate for similar loans. There was no carryover of First Niagara’s allowance for loan losses associated with the loans we acquired. The valuation of the acquired loans was not completed prior to September 30, 2016, due to the relatively short time frame in which we had to complete the acquisition as well as the complexity involved in valuing loans. An estimate has been recorded based on the results of a valuation exercise conducted as of December 31, 2015, and applied to the August 1, 2016, balance of loans acquired from First Niagara. The valuation will be completed during the fourth quarter of 2016, and the value of the acquired loans will be adjusted accordingly.

Information about the acquired First Niagara loan portfolio as of the Acquisition Date is in the following table, and excludes lines of credit:

in millions	PCI
Contractual required payments receivable	$1,132
Nonaccretable difference	109
Expected cash flows	1,023
Accretable yield	29
Fair value	$994

At the First Niagara Acquisition Date, the contractual required payments receivable on the purchased non-impaired loans totaled $23.1 billion, with a corresponding fair value of $22.5 billion. The estimated cash flows not expected to be collected at the Acquisition Date were $466 million.

Intangible assets consisted of the core deposit intangible, the commercial purchased credit card receivable, the consumer purchased credit card receivable, and other intangible assets. The core deposit intangible asset recognized as part of the First Niagara merger of $356 million is being amortized over its estimated useful life of approximately ten years utilizing an accelerated method. The commercial purchased credit card receivables recognized as part of the First Niagara merger are being amortized over their estimated useful life of approximately six years utilizing an accelerated method. The consumer purchased credit card receivables recognized as part of the First Niagara merger are being amortized over their estimated useful life of approximately nine years utilizing an accelerated method.

Goodwill of $1.4 billion was recorded as a result of the transaction and is not amortized for book purposes. $1.1 billion of goodwill was assigned to our Key Community Bank segment and $284 million of goodwill was assigned to our Key Corporate Bank segment. The goodwill recorded is not deductible for tax purposes. The following table shows the changes in the carrying amount of goodwill by reporting unit.

	Key	Key
	Community	Corporate
in millions	Bank	Bank	Total
BALANCE AT DECEMBER 31, 2014	$979	$78	$1,057
Impairment losses based on results of interim impairment testing	—	—	—
Tax adjustment resulting from Pacific Crest Securities acquisition	—	3	3
BALANCE AT DECEMBER 31, 2015	979	81	1,060
Acquisition of First Niagara	1,136	284	1,420
BALANCE AT SEPTEMBER 30, 2016	$2,115	$365	$2,480

Certificates of deposit were valued by projecting out the expected cash flows based on the contractual terms of the certificates of deposit. The fair values of savings and transaction deposit accounts acquired from First Niagara were assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. These cash flows were discounted based on a market rate for a certificate of deposit with a corresponding maturity.

Direct acquisition costs related to the First Niagara acquisition were expensed as incurred and amounted to $43 million for the nine months ended September 30, 2016. Professional fees and charitable contributions comprised the majority of these direct acquisition costs, franchise and business taxes and other noninterest expenses. These direct acquisition costs are part of our total merger-related charges.

The following table presents financial information regarding the former First Niagara operations included in our Consolidated
Statement of Income from the Acquisition Date through September 30, 2016, under the column “Actual from acquisition date through September 30, 2016.” These amounts do not include merger-related charges. In addition, the following table presents unaudited pro forma information as if the acquisition of First Niagara had occurred on January 1, 2015, under the “Pro forma” column. This pro forma information gives effect to certain adjustments, including purchase accounting fair value adjustments, amortization of core deposit and other intangibles, and related income tax effects. Merger-related charges related to the First Niagara merger that we incurred during the nine months ended September 30, 2016, are not reflected in the unaudited pro forma amounts. The pro forma information does not necessarily reflect the results of operations that would have occurred had KeyCorp merged with First Niagara at the beginning of 2015. Cost savings are also not reflected in the unaudited pro forma amounts for the nine months ended September 30, 2016, and 2015.

	Actual from acquisition	Pro forma
	date through	Nine months ended September 30,
in millions	September 30, 2016	2016	2015
Net interest income (TE)	$175	$2,674	$2,599
Noninterest income	53	1,625	1,635
Net income (loss) attributable to common shareholders	48	849	873

3. Earnings Per Common Share

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

Our basic and diluted earnings per common share are calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
dollars in millions, except per share amounts	2016	2015	2016	2015
EARNINGS
Income (loss) from continuing operations	$172	$220	$557	$686
Less: Net income (loss) attributable to noncontrolling interests	1	(2)	—	1
Income (loss) from continuing operations attributable to Key	171	222	557	685
Less: Dividends on Series A Preferred Stock	6	6	17	17
Income (loss) from continuing operations attributable to Key common shareholders	165	216	540	668
Income (loss) from discontinued operations, net of taxes (a)	1	(3)	5	5
Net income (loss) attributable to Key common shareholders	$166	$213	$545	$673
WEIGHTED-AVERAGE COMMON SHARES
Weighted-average common shares outstanding (000)	982,080	831,430	880,824	839,758
Effect of convertible preferred stock	—	—	—	—
Effect of common share options and other stock awards	12,580	7,450	8,965	7,613
Weighted-average common shares and potential common shares outstanding (000) (b)	994,660	838,880	889,789	847,371
EARNINGS PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.17	$.26	$.61	$.79
Income (loss) from discontinued operations, net of taxes (a)	—	—	.01	.01
Net income (loss) attributable to Key common shareholders (c)	.17	.26	.62	.80
Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$.16	$.26	$.60	$.78
Income (loss) from discontinued operations, net of taxes (a)	—	—	.01	.01
Net income (loss) attributable to Key common shareholders — assuming dilution (c)	.17	.25	.61	.79

(a)
In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. As a result of this decision, we have accounted for this business as a discontinued operation. For further discussion regarding the income (loss) from discontinued operations, see Note 12 (“Acquisition, Divestiture, and Discontinued Operations”).

(b)	Assumes conversion of common share options and other stock awards and/or convertible preferred stock, as applicable.

(c)	EPS may not foot due to rounding.

4. Loans and Loans Held for Sale

Our loans by category are summarized as follows:

in millions	September 30, 2016	December 31, 2015	September 30, 2015
Commercial, financial and agricultural (a)	$39,433	$31,240	$31,095
Commercial real estate:
Commercial mortgage	14,979	7,959	8,180
Construction	2,189	1,053	1,070
Total commercial real estate loans	17,168	9,012	9,250
Commercial lease financing (b)	4,783	4,020	3,929
Total commercial loans	61,384	44,272	44,274
Residential — prime loans:
Real estate — residential mortgage	5,509	2,242	2,267
Home equity loans	12,757	10,335	10,504
Total residential — prime loans	18,266	12,577	12,771
Consumer direct loans	1,764	1,600	1,612
Credit cards	1,084	806	770
Consumer indirect loans	3,030	621	658
Total consumer loans	24,144	15,604	15,811
Total loans (c), (d)	$85,528	$59,876	$60,085

(a)	Loan balances include $117 million, $85 million, and $88 million of commercial credit card balances at September 30, 2016, December 31, 2015, and September 30, 2015, respectively.

(b)
Commercial lease financing includes receivables held as collateral for a secured borrowing of $76 million, $134 million, and $162 million at September 30, 2016, December 31, 2015, and September 30, 2015, respectively. Principal reductions are based on the cash payments received from these related receivables. Additional information pertaining to this secured borrowing is included in Note 18 (“Long-Term Debt”) beginning on page 208 of our 2015 Form 10-K.

(c)
At September 30, 2016, total loans include purchased loans of $22.4 billion of which $959 million were PCI loans. At December 31, 2015, total loans include purchased loans of $114 million, of which $11 million were PCI loans. At September 30, 2015, total loans include purchased loans of $119 million, of which $12 million were PCI loans.

(d)
Total loans exclude loans of $1.6 billion at September 30, 2016, $1.8 billion at December 31, 2015, and $1.9 billion at September 30, 2015, related to the discontinued operations of the education lending business. Additional information pertaining to these loans is provided in Note 12 (“Acquisition, Divestiture, and Discontinued Operations”).

Our loans held for sale are summarized as follows:

in millions	September 30, 2016	December 31, 2015	September 30, 2015
Commercial, financial and agricultural	$56	$76	$74
Real estate — commercial mortgage	1,016	532	806
Commercial lease financing	3	14	10
Real estate — residential mortgage (a)	62	17	26
Total loans held for sale (b)	$1,137	$639	$916

(a)
Real estate — residential mortgage loans held for sale at fair value at September 30, 2016. The fair value option was elected for real estate — residential mortgage loans held for sale during the third quarter of 2016 with the First Niagara acquisition. The contractual amount due on these loans totaled $61 million at September 30, 2016. Changes in fair value are recorded in "Consumer mortgage income" on the income statement.

(b)
Total loans held for sale exclude loans held for sale of $169 million at September 30, 2015, related to the discontinued operations of the education lending business. Additional information pertaining to these loans is provided in Note 12.

Our quarterly summary of changes in loans held for sale follows:

in millions	September 30, 2016	December 31, 2015	September 30, 2015
Balance at beginning of the period	$442	$916	$835
Purchases	48	—	—
New originations	2,857	1,655	1,673
Transfers from (to) held to maturity, net	2	22	24
Loan sales	(2,180)	(1,943)	(1,616)
Loan draws (payments), net	(32)	(11)	—
Balance at end of period (a), (b)	$1,137	$639	$916

(a)	Total loans held for sale include Real estate — residential mortgage loans held for sale at fair value of $62 million at September 30, 2016.

(b)
Total loans exclude loans held for sale of $169 million at September 30, 2015, related to the discontinued operations of the education lending business. Additional information pertaining to these loans is provided in Note 12.

5. Asset Quality

We assess the credit quality of the loan portfolio by monitoring net credit losses, levels of nonperforming assets and delinquencies, and credit quality ratings as defined by management.

Nonperforming loans are loans for which we do not accrue interest income, and include commercial and consumer loans and leases, as well as current year TDRs and nonaccruing TDR loans from prior years. Nonperforming assets include nonperforming loans, nonperforming loans held for sale, OREO, and other nonperforming assets. Non-impaired acquired loans are placed on nonaccrual status and reported as nonperforming or past due using the same criteria applied to the originated portfolio. PCI loans cannot be classified as nonperforming loans or TDRs.

Our nonperforming assets and past due loans were as follows:

in millions	September 30, 2016	December 31, 2015	September 30, 2015
Total nonperforming loans (a), (b)	$723	$387	$400
OREO (c)	35	14	17
Other nonperforming assets	2	2	—
Total nonperforming assets (a)	$760	$403	$417
Nonperforming assets from discontinued operations—education lending (d)	$5	$7	$8
Restructured loans included in nonperforming loans (a)	$149	$159	$159
Restructured loans with an allocated specific allowance (e)	68	69	71
Specifically allocated allowance for restructured loans (f)	38	30	29
Accruing loans past due 90 days or more	$49	$72	$54
Accruing loans past due 30 through 89 days	317	208	271

(a)	Nonperforming loan balances exclude $959 million, $11 million, and $12 million of PCI loans at September 30, 2016, December 31, 2015, and September 30, 2015, respectively.

(b)
Includes carrying value of consumer residential mortgage loans in the process of foreclosure of approximately $175 million, $114 million, and $114 million at September 30, 2016, December 31, 2015, and September 30, 2015, respectively.

(c)	Includes carrying value of foreclosed residential real estate of approximately $27 million, $11 million, and $13 million at September 30, 2016, December 31, 2015, and September 30, 2015, respectively.

(d)
Restructured loans of approximately $22 million, $21 million, and $20 million are included in discontinued operations at September 30, 2016, December 31, 2015, and September 30, 2015, respectively. See Note 12 (“Acquisition, Divestiture, and Discontinued Operations”) for further discussion.

(e)	Included in individually impaired loans allocated a specific allowance.

(f)	Included in allowance for individually evaluated impaired loans.

We evaluate purchased loans for impairment in accordance with the applicable accounting guidance. Purchased loans that have evidence of deterioration in credit quality since origination and for which it is probable, at acquisition, that all contractually required payments will not be collected are deemed PCI. Several factors were considered when evaluating whether a loan was considered a PCI loan, including the delinquency status of the loan, updated borrower credit status, geographic information, and updated loan-to-values (LTV). In accordance with ASC 310-30, excluded from the purchased impaired loans were leases, revolving credit arrangements, and loans held for sale.

We estimated the fair value of loans acquired from First Niagara by utilizing the discounted cash flow method within the income approach See Note 2 ("Business Combinations") for further discussion over the fair value methodology. There was no carryover of First Niagara’s allowance for loan losses associated with the loans we acquired. The excess of a PCI loan's contractually required payments over the amount of its undiscounted cash flows expected to be collected is referred to as the nonaccretable difference. The nonaccretable difference, which is not accreted into income, reflects estimated future credit losses and uncollectible contractual interest expected to be incurred over the life of the PCI loan. The excess of cash flows expected to be collected over the carrying amount of the PCI loans is referred to as the accretable yield. This amount is accreted into interest income over the remaining life of the PCI loans or pools using the level yield method.

Over the life of PCI loans, Key evaluates the remaining contractual required payments receivable and estimates cash flows expected to be collected. Contractually required payments receivable may increase or decrease for a variety of reasons, for example, when the contractual terms of the loan agreement are modified, when interest rates on variable rate loans change, or when principal and/or interest payments are received. Cash flows expected to be collected on PCI loans are estimated by incorporating several key assumptions similar to the initial estimate of fair value. These key assumptions include probability of default, loss given default, and the amount of actual prepayments after the Acquisition Date. Increases in expected cash flows of PCI loans subsequent to acquisition are recognized prospectively through adjustment of the yield on the loans or pools over its remaining life, while decreases in expected cash flows are recognized as impairment through a provision for credit losses and an increase in the ALLL.

The difference between the fair value of a non-impaired acquired loan and contractual amounts due at the Acquisition Date is accreted into income over the estimated life of the loan. Contractually required payments represent the total undiscounted amount of all uncollected principal and interest payments.

The following table presents the PCI loans receivable balance at the First Niagara Acquisition Date:

August 1, 2016	PCI
in millions
Contractual required payments receivable	$1,132
Nonaccretable difference	109
Expected cash flows	1,023
Accretable yield	29
Fair Value	$994

At the First Niagara Acquisition Date, the contractual required payments receivable on the purchased non-impaired loans totaled $23.1 billion, with a corresponding fair value of $22.5 billion. The estimated cash flows not expected to be collected at the Acquisition Date were $466 million.

Key has PCI loans from two separate acquisitions, one in 2012 and one during the third quarter of 2016. At the 2012 acquisition date, the estimated gross contractual amount receivable of all PCI loans totaled $41 million. The estimated cash flows not expected to be collected (the nonaccretable amount) were $11 million, and the accretable amount was approximately $5 million. The following tables present the rollforward of the accretable yield and the beginning and ending outstanding unpaid principal balance and carrying amount of PCI loans for the three and nine months ended September 30, 2016, and September 30, 2015, and the twelve months ended December 31, 2015.

PCI Loans

	Three Months Ended September 30,
	2016			2015
in millions	Accretable Yield	Carrying Amount	Outstanding Unpaid Principal Balance	Accretable Yield	Carrying Amount	Outstanding Unpaid Principal Balance
Balance at beginning of period	$5	$11	$16	$5	$12	$18
Additions	29			—
Accretion	—			—
Net reclassifications from non-accretable to accretable	—			—
Payments received, net	—			—
Disposals	—			—
Balance at end of period	$34	$959	$1,103	$5	$12	$18

	Nine Months Ended September 30,
	2016			2015
in millions	Accretable Yield	Carrying Amount	Outstanding Unpaid Principal Balance	Accretable Yield	Carrying Amount	Outstanding Unpaid Principal Balance
Balance at beginning of period	$5	$11	$17	$5	$13	$20
Additions	29			—
Accretion	(1)			(1)
Net reclassifications from non-accretable to accretable	1			1
Payments received, net	—			—
Disposals	—			—
Balance at end of period	$34	$959	$1,103	$5	$12	$18

	Twelve Months Ended December 31,
	2015
in millions	Accretable Yield	Carrying Amount	Outstanding Unpaid Principal Balance
Balance at beginning of period	$5	$13	$20
Additions	—
Accretion	(1)
Net reclassifications from non-accretable to accretable	1
Payments received, net	—
Disposals	—
Balance at end of period	$5	$11	$17

At September 30, 2016, the approximate carrying amount of our commercial nonperforming loans outstanding represented 80% of their original contractual amount owed, total nonperforming loans outstanding represented 84% of their original contractual amount owed, and nonperforming assets in total were carried at 84% of their original contractual amount owed.

At September 30, 2016, our 20 largest nonperforming loans totaled $302 million, representing 42% of total loans on nonperforming status. At September 30, 2015, our 20 largest nonperforming loans totaled $112 million, representing 28% of total loans on nonperforming status.

Nonperforming loans and loans held for sale reduced expected interest income by $7 million and $19 million for the three and nine months ended September 30, 2016, and $4 million and $12 million for the three and nine months ended September 30, 2015.

The following tables set forth a further breakdown of individually impaired loans as of September 30, 2016, December 31, 2015, and September 30, 2015:

September 30, 2016	Recorded Investment (a)	Unpaid Principal Balance (b)	Specific Allowance
in millions
With no related allowance recorded:
Commercial, financial and agricultural	$280	$326	—
Commercial real estate:
Commercial mortgage	8	9	—
Construction	13	22	—
Total commercial real estate loans	21	31	—
Total commercial loans	301	357	—
Real estate — residential mortgage	21	21	—
Home equity loans	64	64	—
Consumer indirect loans	2	2	—
Total consumer loans	87	87	—
Total loans with no related allowance recorded	388	444	—
With an allowance recorded:
Commercial, financial and agricultural	$37	38	$16
Total commercial loans	37	38	16
Real estate — residential mortgage	31	31	3
Home equity loans	64	64	19
Consumer direct loans	2	3	—
Credit cards	3	3	—
Consumer indirect loans	31	31	1
Total consumer loans	131	132	23
Total loans with an allowance recorded	168	170	39
Total	$556	$614	$39

(a)
The Recorded Investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on our consolidated balance sheet.

(b)	The Unpaid Principal Balance represents the customer’s legal obligation to us.

December 31, 2015	Recorded Investment (a)	Unpaid Principal Balance (b)	Specific Allowance
in millions
With no related allowance recorded:
Commercial, financial and agricultural	$40	$74	—
Commercial real estate:
Commercial mortgage	5	8	—
Construction	5	5	—
Total commercial real estate loans	10	13	—
Total commercial loans	50	87	—
Real estate — residential mortgage	23	23	—
Home equity loans	61	61	—
Consumer indirect loans	1	1	—
Total consumer loans	85	85	—
Total loans with no related allowance recorded	135	172	—
With an allowance recorded:
Commercial, financial and agricultural	$28	43	$7
Commercial real estate:
Commercial mortgage	5	6	1
Construction	—	—	—
Total commercial real estate loans	5	6	1
Total commercial loans	33	49	8
Real estate — residential mortgage	33	33	4
Home equity loans	64	64	20
Consumer direct loans	3	3	—
Credit cards	3	3	—
Consumer indirect loans	37	37	3
Total consumer loans	140	140	27
Total loans with an allowance recorded	173	189	35
Total	$308	$361	$35

(a)
The Recorded Investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on our consolidated balance sheet.

(b)	The Unpaid Principal Balance represents the customer’s legal obligation to us.

September 30, 2015	Recorded Investment (a)	Unpaid Principal Balance (b)	Specific Allowance
in millions
With no related allowance recorded:
Commercial, financial and agricultural	$30	$54	—
Commercial real estate:
Commercial mortgage	9	12	—
Construction	5	5	—
Total commercial real estate loans	14	17	—
Total commercial loans	44	71	—
Real estate — residential mortgage	22	22	—
Home equity loans	60	60	—
Consumer indirect loans	1	1	—
Total consumer loans	83	83	—
Total loans with no related allowance recorded	127	154	—
With an allowance recorded:
Commercial, financial and agricultural	$43	56	$9
Commercial real estate:
Commercial mortgage	5	6	1
Total commercial real estate loans	5	6	1
Total commercial loans	48	62	10
Real estate — residential mortgage	33	33	5
Home equity loans	64	64	18
Consumer direct loans	3	3	—
Credit cards	3	3	1
Consumer indirect loans	40	40	2
Total consumer loans	143	143	26
Total loans with an allowance recorded	191	205	36
Total	$318	$359	$36

(a)
The Recorded Investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on our consolidated balance sheet.

(b)	The Unpaid Principal Balance represents the customer’s legal obligation to us.

The following tables set forth a further breakdown of average individually impaired loans reported by Key:

Average Recorded Investment (a)	Three Months Ended September 30,		Nine Months Ended September 30,
in millions	2016	2015	2016	2015
Commercial, financial and agricultural	$319	$78	$193	$58
Commercial real estate:
Commercial mortgage	7	15	9	18
Construction	17	6	9	6
Total commercial real estate loans	24	21	18	24
Total commercial loans	343	99	211	82
Real estate — residential mortgage	53	55	54	55
Home equity loans	129	124	126	122
Consumer direct loans	3	3	3	4
Credit cards	3	3	3	3
Consumer indirect loans	33	42	35	44
Total consumer loans	221	227	221	228
Total	$564	$326	$432	$310

(a)
The Recorded Investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on our consolidated balance sheet.

For both the three months ended September 30, 2016, and September 30, 2015, interest income recognized on the outstanding balances of accruing impaired loans totaled $2 million. For the nine months ended September 30, 2016, and September 30, 2015, interest income recognized on the outstanding balances of accruing impaired loans totaled $8 million and $5 million, respectively.

At September 30, 2016, aggregate restructured loans (accrual and nonaccrual loans) totaled $304 million, compared to $280 million at December 31, 2015, and $287 million at September 30, 2015. During the three months ended September 30, 2016, and September 30, 2015, we added $46 million and $14 million, respectively, in restructured loans, which were offset by $19 million and $27 million, respectively, in payments and charge-offs. During the nine months ended September 30, 2016, and September 30, 2015, we added $95 million and $87 million, respectively, in restructured loans, which were partially offset by $71 million and $70 million, respectively, in payments and charge-offs. During 2015, we added $99 million in restructured loans, which were partially offset by $89 million in payments and charge-offs.

A further breakdown of TDRs included in nonperforming loans by loan category as of September 30, 2016, follows:

September 30, 2016	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
dollars in millions
LOAN TYPE
Nonperforming:
Commercial, financial and agricultural	18	$86	$65
Commercial real estate:
Real estate — commercial mortgage	8	2	2
Total commercial real estate loans	8	2	2
Total commercial loans	26	88	67
Real estate — residential mortgage	274	17	17
Home equity loans	991	67	60
Consumer direct loans	22	1	—
Credit cards	310	2	2
Consumer indirect loans	139	4	3
Total consumer loans	1,736	91	82
Total nonperforming TDRs	1,762	179	149
Prior-year accruing:(a)
Commercial, financial and agricultural	6	30	18
Total commercial loans	6	30	18
Real estate — residential mortgage	537	35	35
Home equity loans	1,430	83	69
Consumer direct loans	43	2	2
Credit cards	458	3	1
Consumer indirect loans	407	58	30
Total consumer loans	2,875	181	137
Total prior-year accruing TDRs	2,881	211	155
Total TDRs	4,643	$390	$304

(a)	All TDRs that were restructured prior to January 1, 2016, and are fully accruing.

A further breakdown of TDRs included in nonperforming loans by loan category as of December 31, 2015, follows:

December 31, 2015	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
dollars in millions
LOAN TYPE
Nonperforming:
Commercial, financial and agricultural	12	$56	$45
Commercial real estate:
Real estate — commercial mortgage	12	30	7
Total commercial real estate loans	12	30	7
Total commercial loans	24	86	52
Real estate — residential mortgage	366	23	23
Home equity loans	1,262	85	76
Consumer direct loans	28	1	1
Credit cards	339	2	2
Consumer indirect loans	103	6	5
Total consumer loans	2,098	117	107
Total nonperforming TDRs	2,122	203	159
Prior-year accruing: (a)
Commercial, financial and agricultural	7	5	2
Commercial real estate:
Real estate — commercial mortgage	—	—	—
Total commercial real estate loans	—	—	—
Total commercial loans	7	5	2
Real estate — residential mortgage	489	34	34
Home equity loans	1,071	57	49
Consumer direct loans	42	2	2
Credit cards	461	4	2
Consumer indirect loans	430	59	32
Total consumer loans	2,493	156	119
Total prior-year accruing TDRs	2,500	161	121
Total TDRs	4,622	$364	$280

(a)	All TDRs that were restructured prior to January 1, 2015, and are fully accruing.

A further breakdown of TDRs included in nonperforming loans by loan category as of September 30, 2015, follows:

September 30, 2015	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
dollars in millions
LOAN TYPE
Nonperforming:
Commercial, financial and agricultural	12	$56	$50
Commercial real estate:
Real estate — commercial mortgage	11	30	7
Total commercial real estate loans	11	30	7
Total commercial loans	23	86	57
Real estate — residential mortgage	356	21	21
Home equity loans	1,215	82	73
Consumer direct loans	26	1	1
Credit cards	314	2	2
Consumer indirect loans	108	6	5
Total consumer loans	2,019	112	102
Total nonperforming TDRs	2,042	198	159
Prior-year accruing: (a)
Commercial, financial and agricultural	12	6	3
Commercial real estate:
Real estate — commercial mortgage	1	2	1
Total commercial real estate loans	1	2	1
Total commercial loans	13	8	4
Real estate — residential mortgage	499	36	36
Home equity loans	1,121	59	50
Consumer direct loans	45	2	1
Credit cards	473	2	2
Consumer indirect loans	466	61	35
Total consumer loans	2,604	160	124
Total prior-year accruing TDRs	2,617	168	128
Total TDRs	4,659	$366	$287

(a)	All TDRs that were restructured prior to January 1, 2015, and are fully accruing.

We classify loan modifications as TDRs when a borrower is experiencing financial difficulties and we have granted a concession without commensurate financial, structural, or legal consideration. Acquired loans that were previously modified in a TDR are no longer classified as TDRs at the Acquisition Date. An acquired loan may only be classified as a TDR if a modification meeting the above TDR criteria is performed after the Acquisition Date. PCI loans cannot be classified as TDRs. All commercial and consumer loan TDRs, regardless of size, are individually evaluated for impairment to determine the probable loss content and are assigned a specific loan allowance if deemed appropriate. This designation has the effect of moving the loan from the general reserve methodology (i.e., collectively evaluated) to the specific reserve methodology (i.e., individually evaluated) and may impact the ALLL through a charge-off or increased loan loss provision. These components affect the ultimate allowance level. Additional information regarding TDRs for discontinued operations is provided in Note 12 (“Acquisition, Divestiture, and Discontinued Operations”).

Commercial loan TDRs are considered defaulted when principal and interest payments are 90 days past due. Consumer loan TDRs are considered defaulted when principal and interest payments are more than 60 days past due. During the three months ended September 30, 2016, there were no commercial loan TDRs and 23 consumer loan TDRs with a combined recorded investment of $1 million that experienced payment defaults after modifications resulting in TDR status during 2015. During the three months ended September 30, 2015, there were no significant commercial loan TDRs and 61 consumer loan TDRs with a combined recorded investment of $3 million that experienced payment defaults from modifications resulting in TDR status during 2014. During the nine months ended September 30, 2016, there were no commercial loan TDRs and 153 consumer loan TDRs with a combined recorded investment of $7 million that experienced payment defaults after modifications resulting in TDR status during 2015. During the nine months ended September 30, 2015, there were no significant commercial loan TDRs and 215 consumer loan TDRs with a combined recorded investment of $10 million that experienced payment defaults from modifications resulting in TDR status during 2014. As TDRs are individually evaluated for impairment under the specific reserve methodology, subsequent defaults do not generally have a significant additional impact on the ALLL. Commitments outstanding to lend additional funds to borrowers whose loan terms have been modified in TDRs are $5 million, $9 million, and $8 million at September 30, 2016, December 31, 2015, and September 30, 2015, respectively.

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

The following table shows the post-modification outstanding recorded investment by concession type for our commercial and consumer accruing and nonaccruing TDRs that occurred during the year and other selected financial data.

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions	2016	2015	2016	2015
Commercial loans:
Interest rate reduction	$9	$1	$28	$48
Forgiveness of principal	—	—	—	—
Other	24	—	24	—
Total	$33	$1	$52	$48
Consumer loans:
Interest rate reduction	$3	$6	$9	$21
Forgiveness of principal	—	—	—	—
Other	5	5	20	12
Total	$8	$11	$29	$33
Total commercial and consumer TDRs	$41	$12	$81	$81
Total loans	85,528	60,085	85,528	60,085

Our policies for determining past due loans, placing loans on nonaccrual, applying payments on nonaccrual loans, and resuming accrual of interest for our commercial and consumer loan portfolios are disclosed in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Nonperforming Loans” beginning on page 121 of our 2015 Form 10-K.

At September 30, 2016, approximately $83.5 billion, or 97.6%, of our total loans were current, compared to approximately $59.2 billion, or 98.9% of total loans, at December 31, 2015, and approximately $59.3 billion, or 98.8% of total loans, at September 30, 2015. At September 30, 2016, total past due loans and nonperforming loans of $1.1 billion represented approximately 1.3% of total loans, compared to $667 million, or 1.1% of total loans, at December 31, 2015, and $724 million, or 1.2% of total loans, at September 30, 2015.

The following aging analysis of past due and current loans as of September 30, 2016, December 31, 2015, and September 30, 2015, provides further information regarding Key’s credit exposure.

Aging Analysis of Loan Portfolio (a)

September 30, 2016	Current	30-59 Days Past Due (b)	60-89 Days Past Due (b)	90 and Greater Days Past Due (b)	Non-performing Loans	Total Past Due and Non-performing Loans	Purchased Credit Impaired	Total Loans (c), (d)
in millions
LOAN TYPE
Commercial, financial and agricultural	$38,874	$42	$13	$11	$335	$401	$158	$39,433
Commercial real estate:
Commercial mortgage	14,531	33	18	6	32	89	359	14,979
Construction	2,101	13	19	2	17	51	37	2,189
Total commercial real estate loans	16,632	46	37	8	49	140	396	17,168
Commercial lease financing	4,751	17	1	1	13	32	—	4,783
Total commercial loans	$60,257	$105	$51	$20	$397	$573	$554	$61,384
Real estate — residential mortgage	$5,042	$19	$5	$2	$72	$98	$369	$5,509
Home equity loans	12,425	47	23	10	225	305	27	12,757
Consumer direct loans	1,743	7	3	5	2	17	4	1,764
Credit cards	1,054	12	5	10	3	30	—	1,084
Consumer indirect loans	2,959	32	8	2	24	66	5	3,030
Total consumer loans	$23,223	$117	$44	$29	$326	$516	$405	$24,144
Total loans	$83,480	$222	$95	$49	$723	$1,089	$959	$85,528

(a)
Amounts in table represent recorded investment and exclude loans held for sale. Recorded investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs.

(b)
Past due loan amounts exclude purchased impaired loans, even if contractually past due (or if we do not expect to collect principal or interest in full based on the original contractual terms), as we are currently accreting income over the remaining term of the loans.

(c)	Net of unearned income, net deferred loan fees and costs, and unamortized discounts and premiums.

(d)	Future accretable yield related to purchased credit impaired loans is not included in the analysis of the loan portfolio.

December 31, 2015	Current	30-59 Days Past Due (b)	60-89 Days Past Due (b)	90 and Greater Days Past Due (b)	Non-performing Loans	Total Past Due and Non-performing Loans	Purchased Credit Impaired	Total Loans (c), (d)
in millions
LOAN TYPE
Commercial, financial and agricultural	$31,116	$11	$11	$20	$82	$124	—	$31,240
Commercial real estate:
Commercial mortgage	7,917	8	5	10	19	42	—	7,959
Construction	1,042	1	1	—	9	11	—	1,053
Total commercial real estate loans	8,959	9	6	10	28	53	—	9,012
Commercial lease financing	3,952	33	11	11	13	68	—	4,020
Total commercial loans	$44,027	$53	$28	$41	$123	$245	—	$44,272
Real estate — residential mortgage	$2,149	$14	$3	$2	$64	$83	$10	$2,242
Home equity loans	10,056	50	24	14	190	278	1	10,335
Consumer direct loans	1,580	10	3	5	2	20	—	1,600
Credit cards	785	6	4	9	2	21	—	806
Consumer indirect loans	601	9	4	1	6	20	—	621
Total consumer loans	$15,171	$89	$38	$31	$264	$422	$11	$15,604
Total loans	$59,198	$142	$66	$72	$387	$667	$11	$59,876

(a)
Amounts in table represent recorded investment and exclude loans held for sale. Recorded investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs.

(b)
Past due loan amounts exclude purchased impaired loans, even if contractually past due (or if we do not expect to collect principal or interest in full based on the original contractual terms), as we are currently accreting income over the remaining term of the loans.

(c)	Net of unearned income, net deferred loan fees and costs, and unamortized discounts and premiums.

(d)	Future accretable yield related to purchased credit impaired loans is not included in the analysis of the loan portfolio.

September 30, 2015	Current	30-59 Days Past Due (b)	60-89 Days Past Due (b)	90 and Greater Days Past Due (b)	Non-performing Loans	Total Past Due and Non-performing Loans	Purchased Credit Impaired	Total Loans (c), (d)
in millions
LOAN TYPE
Commercial, financial and agricultural	$30,901	$58	$30	$17	$89	$194	—	$31,095
Commercial real estate:
Commercial mortgage	8,127	18	7	5	23	53	—	8,180
Construction	1,060	1	—	—	9	10	—	1,070
Total commercial real estate loans	9,187	19	7	5	32	63	—	9,250
Commercial lease financing	3,875	29	3	1	21	54	—	3,929
Total commercial loans	$43,963	$106	$40	$23	$142	$311	—	$44,274
Real estate — residential mortgage	$2,171	$11	$4	$3	$67	$85	$11	$2,267
Home equity loans	10,235	53	22	12	181	268	1	10,504
Consumer direct loans	1,595	7	4	5	1	17	—	1,612
Credit cards	750	6	4	8	2	20	—	770
Consumer indirect loans	635	11	3	2	7	23	—	658
Total consumer loans	$15,386	$88	$37	$30	$258	$413	$12	$15,811
Total loans	$59,349	$194	$77	$53	$400	$724	$12	$60,085

(a)
Amounts in table represent recorded investment and exclude loans held for sale. Recorded investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs.

(b)
Past due loan amounts exclude purchased impaired loans, even if contractually past due (or if we do not expect to collect principal or interest in full based on the original contractual terms), as we are currently accreting income over the remaining term of the loans.

(c)	Net of unearned income, net deferred loan fees and costs, and unamortized discounts and premiums.

(d)	Future accretable yield related to purchased credit impaired loans is not included in the analysis of the loan portfolio.

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

Commercial Credit Exposure — Excluding PCI
Credit Risk Profile by Creditworthiness Category (a), (b)

in millions
	Commercial, financial and agricultural			RE — Commercial			RE — Construction
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
RATING	2016	2015	2015	2016	2015	2015	2016	2015	2015
Pass	$37,279	$29,921	$29,901	$14,205	$7,800	$7,970	$2,071	$1,007	$1,025
Criticized (Accruing)	1,661	1,236	1,105	383	139	187	66	37	37
Criticized (Nonaccruing)	335	83	89	32	20	23	15	9	8
Total	$39,275	$31,240	$31,095	$14,620	$7,959	$8,180	$2,152	$1,053	$1,070

	Commercial Lease			Total
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
RATING	2016	2015	2015	2016	2015	2015
Pass	$4,726	$3,967	$3,875	$58,281	$42,695	$42,771
Criticized (Accruing)	44	38	33	2,154	1,450	1,362
Criticized (Nonaccruing)	13	15	21	395	127	141
Total	$4,783	$4,020	$3,929	$60,830	$44,272	$44,274

(a)	Credit quality indicators are updated on an ongoing basis and reflect credit quality information as of the dates indicated.

(b)
The term criticized refers to those loans that are internally classified by Key as special mention or worse, which are asset quality categories defined by regulatory authorities. These assets have an elevated level of risk and may have a high probability of default or total loss. Pass rated refers to all loans not classified as criticized.

Consumer Credit Exposure — Excluding PCI
Non-PCI Loans by Refreshed FICO Score (a)

in millions	Residential — Prime			Consumer direct loans			Credit cards
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
	2016	2015	2015	2016	2015	2015	2016	2015	2015
750 and above	$10,120	$6,378	$6,481	$495	$445	$444	$435	$322	$300
660 to 749	5,010	3,822	3,891	707	619	629	516	389	377
Less than 660	1,469	1,291	1,309	215	203	208	123	94	92
No Score	1,271	1,075	1,078	343	333	331	10	1	1
Total	$17,870	$12,566	$12,759	$1,760	$1,600	$1,612	$1,084	$806	$770

	Consumer indirect loans			Total
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
	2016	2015	2015	2016	2015	2015
750 and above	$1,413	$233	$246	$12,463	$7,378	$7,471
660 to 749	1,158	265	281	7,391	5,095	5,178
Less than 660	436	120	131	2,243	1,708	1,740
No Score	18	3	—	1,642	1,412	1,410
Total	$3,025	$621	$658	$23,739	$15,593	$15,799

(a)
Borrower FICO scores provide information about the credit quality of our consumer loan portfolio as they provide an indication as to the likelihood that a debtor will repay their debts. The scores are obtained from a nationally recognized consumer rating agency and are presented in the above table at the dates indicated.

Commercial Credit Exposure — PCI
Credit Risk Profile by Creditworthiness Category (a), (b)

in millions
	Commercial, financial and agricultural			RE — Commercial			RE — Construction
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
RATING	2016	2015	2015	2016	2015	2015	2016	2015	2015
Pass	$6	—	—	$126	—	—	$29	—	—
Criticized	152	—	—	233	—	—	8	—	—
Total	$158	—	—	$359	—	—	$37	—	—

	Commercial Lease			Total
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
RATING	2016	2015	2015	2016	2015	2015
Pass	—	—	—	$161	—	—
Criticized	—	—	—	$393	—	—
Total	—	—	—	$554	—	—

(a)	Credit quality indicators are updated on an ongoing basis and reflect credit quality information as of the dates indicated.

(b)
The term criticized refers to those loans that are internally classified by Key as special mention or worse, which are asset quality categories defined by regulatory authorities. These assets have an elevated level of risk and may have a high probability of default or total loss. Pass rated refers to all loans not classified as criticized.

Consumer Credit Exposure — PCI
PCI Loans by Refreshed FICO Score (a)

in millions	Residential — Prime			Consumer direct loans			Credit cards
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
	2016	2015	2015	2016	2015	2015	2016	2015	2015
750 and above	$134	$2	$2	—	—	—	—	—	—
660 to 749	126	3	3	$1	—	—	—	—	—
Less than 660	134	5	6	3	—	—	—	—	—
No Score	2	1	1	—	—	—	—	—	—
Total	$396	$11	$12	$4	—	—	—	—	—

	Consumer indirect loans			Total
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
	2016	2015	2015	2016	2015	2015
750 and above	—	—	—	$134	$2	$2
660 to 749	$2	—	—	129	3	3
Less than 660	3	—	—	140	5	6
No Score	—	—	—	2	1	1
Total	$5	—	—	$405	$11	$12

(a)
Borrower FICO scores provide information about the credit quality of our consumer loan portfolio as they provide an indication as to the likelihood that a debtor will repay their debts. The scores are obtained from a nationally recognized consumer rating agency and are presented in the above table at the dates indicated.

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

The ALLL on the acquired non-impaired loan portfolio is estimated using the same methodology as the originated portfolio, however, the estimated ALLL is compared to the remaining accretable yield to determine if an ALLL must be recorded. For PCI loans, Key estimates cash flows expected to be collected quarterly. Decreases in expected cash flows are recognized as impairment through a provision for credit losses and an increase in the ALLL. The ALLL at September 30, 2016, represents our best estimate of the probable credit losses inherent in the loan portfolio at that date.

At September 30, 2016, the ALLL was $865 million, compared to $790 million at September 30, 2015.

A summary of the changes in the ALLL for the periods indicated is presented in the table below:

	Three months ended September 30,		Nine months ended September 30,
in millions	2016	2015	2016	2015
Balance at beginning of period — continuing operations	$854	$796	$796	$794
Charge-offs	(55)	(53)	(179)	(152)
Recoveries	11	12	46	47
Net loans and leases charged off	(44)	(41)	(133)	(105)
Provision for loan and lease losses from continuing operations	56	36	203	102
Foreign currency translation adjustment	(1)	(1)	(1)	(1)
Balance at end of period — continuing operations	$865	$790	$865	$790

The changes in the ALLL by loan category for the three and nine months ended September 30, 2016, and September 30, 2015, are as follows:

Three months ended September 30, 2016:

in millions	June 30, 2016	Provision		Charge-offs	Recoveries	September 30, 2016
Commercial, financial and agricultural	$513	$19		$(17)	$2	$517
Real estate — commercial mortgage	135	3		—	1	139
Real estate — construction	17	8		(9)	1	17
Commercial lease financing	45	5		(5)	—	45
Total commercial loans	710	35		(31)	4	718
Real estate — residential mortgage	18	(3)		(1)	1	15
Home equity loans	65	1		(5)	3	64
Consumer direct loans	19	4		(6)	1	18
Credit cards	30	17		(9)	1	39
Consumer indirect loans	12	1		(3)	1	11
Total consumer loans	144	20		(24)	7	147
Total ALLL — continuing operations	854	55	(a)	(55)	11	865
Discontinued operations	20	1		(6)	3	18
Total ALLL — including discontinued operations	$874	$56		$(61)	$14	$883

(a)     Includes a $1 million foreign currency translation adjustment. Excludes a provision for losses on lending-related commitments of $3 million.

Three months ended September 30, 2015:

in millions	June 30, 2015	Provision		Charge-offs	Recoveries	September 30, 2015
Commercial, financial and agricultural	$418	$44		$(26)	$2	$438
Real estate — commercial mortgage	144	(5)		—	—	139
Real estate — construction	31	(6)		—	—	$25
Commercial lease financing	53	(8)		(2)	2	45
Total commercial loans	646	25		(28)	4	647
Real estate — residential mortgage	20	—		(1)	—	19
Home equity loans	61	—		(7)	4	58
Consumer direct loans	21	4		(6)	1	20
Credit cards	31	7		(7)	1	32
Consumer indirect loans	17	(1)		(4)	2	14
Total consumer loans	150	10		(25)	8	143
Total ALLL — continuing operations	796	35	(a)	(53)	12	790
Discontinued operations	22	8		(9)	2	23
Total ALLL — including discontinued operations	$818	$43		$(62)	$14	$813

(a)     Includes a $1 million foreign currency translation adjustment. Excludes a credit for losses on lending-related commitments of $9 million

Nine months ended September 30, 2016:

in millions	December 31, 2015	Provision		Charge-offs	Recoveries	September 30, 2016
Commercial, financial and agricultural	$450	$137		$(78)	$8	$517
Real estate — commercial mortgage	134	(1)		(3)	9	139
Real estate — construction	25	(1)		(9)	2	17
Commercial lease financing	47	7		(11)	2	45
Total commercial loans	656	142		(101)	21	718
Real estate — residential mortgage	18	(2)		(4)	3	15
Home equity loans	57	19		(22)	10	64
Consumer direct loans	20	12		(18)	4	18
Credit cards	32	29		(25)	3	39
Consumer indirect loans	13	2		(9)	5	11
Total consumer loans	140	60		(78)	25	147
Total ALLL — continuing operations	796	202	(a)	(179)	46	865
Discontinued operations	28	3		(21)	8	18
Total ALLL — including discontinued operations	$824	$205		$(200)	$54	$883

(a)Includes a $1 million foreign currency translation adjustment. Excludes a credit for losses on lending-related commitments of $3 million.

Nine months ended September 30, 2015:

in millions	December 31, 2014	Provision		Charge-offs	Recoveries	September 30, 2015
Commercial, financial and agricultural	$391	$93		$(59)	$13	$438
Real estate — commercial mortgage	148	(9)		(2)	2	139
Real estate — construction	28	(3)		(1)	1	25
Commercial lease financing	56	(13)		(5)	7	45
Total commercial loans	623	68		(67)	23	647
Real estate — residential mortgage	23	(1)		(4)	1	19
Home equity loans	71	3		(25)	9	58
Consumer direct loans	22	11		(18)	5	20
Credit cards	33	20		(23)	2	32
Consumer indirect loans	22	—		(15)	7	14
Total consumer loans	171	33		(85)	24	143
Total ALLL — continuing operations	794	101	(a)	(152)	47	790
Discontinued operations	29	9		(25)	10	23
Total ALLL — including discontinued operations	$823	$110		$(177)	$57	$813

(a)	Includes a $1 million foreign currency translation adjustment. Excludes provision for losses on lending-related commitments of $19 million.

Our ALLL from continuing operations increased by $75 million, or 9.5%, from the third quarter of 2015. Our allowance applies expected loss rates to our existing loans with similar risk characteristics as well as any adjustments to reflect our current assessment of qualitative factors, such as changes in economic conditions, underwriting standards, and concentrations of credit. Our commercial ALLL increased by $71 million, or 11.0%, from the third quarter of 2015 primarily because of loan growth and continued stabilization in portfolio risk attributes which resulted in increased incurred loss estimates. The increase in these incurred loss estimates during 2015 and into 2016 was primarily due to the decline in oil and gas prices since 2014. Our consumer ALLL increased by $4 million, or 2.8%, from the third quarter of 2015. Our consumer ALLL increase was primarily due to the addition of the acquired credit card portfolio, which was acquired at a premium. This increase was partially offset by continued improvement in consumer credit metrics, such as delinquency, average credit bureau score, and loan to value, which have decreased expected loss rates since 2014. The continued improvement in the consumer portfolio credit quality metrics from the third quarter of 2015 was primarily due to benefits of relatively stable economic conditions and improved delinquency rates, average credit bureau scores, and residential LTVs.

For continuing operations, the loans outstanding individually evaluated for impairment totaled $556 million, with a corresponding allowance of $39 million at September 30, 2016. Loans outstanding collectively evaluated for impairment totaled $84.0 billion, with a corresponding allowance of $826 million at September 30, 2016. At September 30, 2016, PCI loans totaled $959 million, increasing from $11 million at June 30, 2016 and $11 million at December 31, 2015. At September 30, 2016, PCI loans had no corresponding allowance. There was no provision for loan and lease losses on these PCI loans during the three and nine months ended September 30, 2016, respectively. At December 31, 2015, the loans outstanding individually evaluated for impairment totaled $308 million, with a corresponding allowance of $35 million. Loans outstanding collectively evaluated for impairment totaled $60 billion, with a corresponding allowance of $760 million. At December 31, 2015, PCI loans totaled $11 million, decreasing from $13 million at December 31, 2014. At December 31, 2015, PCI loans had a corresponding allowance of $1 million. There was no provision for loan and lease losses on these PCI loans during the twelve months ended December 31, 2015. At September 30, 2015, the loans outstanding individually evaluated for impairment totaled $318 million, with a corresponding allowance of $36 million. Loans outstanding collectively evaluated for impairment totaled $59.8 billion, with a corresponding allowance of $753 million at September 30, 2015.  At September 30, 2015, PCI loans totaled $12 million, unchanged from $12 million at June 30, 2015 and decreasing from $13 million at December 31, 2014. At September 30, 2015, PCI loans had a corresponding allowance of $1 million. There was no provision for loan and lease losses on these PCI loans during the three and nine months ended September 30, 2015.

A breakdown of the individual and collective ALLL and the corresponding loan balances as of September 30, 2016 follows:

	Allowance			Outstanding
September 30, 2016	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired	Loans		Individually Evaluated for Impairment	Collectively Evaluated for Impairment		Purchased Credit Impaired
in millions
Commercial, financial and agricultural	$16	$501	—	$39,433		$317	$38,958		$158
Commercial real estate:
Commercial mortgage	—	139	—	14,979		7	14,613		359
Construction	—	17	—	2,189		13	2,139		37
Total commercial real estate loans	—	156	—	17,168		20	16,752		396
Commercial lease financing	—	45	—	4,783		—	4,783		—
Total commercial loans	16	702	—	61,384		337	60,493		554
Real estate — residential mortgage	3	12	—	5,509		52	5,088		369
Home equity loans	19	45	—	12,757		128	12,602		27
Consumer direct loans	—	18	—	1,764		3	1,757		4
Credit cards	—	39	—	1,084		3	1,081		—
Consumer indirect loans	1	10	—	3,030		33	2,992		5
Total consumer loans	23	124	—	24,144		219	23,520		405
Total ALLL — continuing operations	39	826	—	85,528		556	84,013		959
Discontinued operations	2	16	—	1,628	(a)	22	1,606	(a)	—
Total ALLL — including discontinued operations	$41	$842	—	$87,156		$578	$85,619		$959

(a)	Amount includes $3 million of loans carried at fair value that are excluded from ALLL consideration.

A breakdown of the individual and collective ALLL and the corresponding loan balances as of December 31, 2015, follows:

	Allowance			Outstanding
December 31, 2015	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired	Loans		Individually Evaluated for Impairment	Collectively Evaluated for Impairment		Purchased Credit Impaired
in millions
Commercial, financial and agricultural	$7	$443	—	$31,240		$68	$31,172		—
Commercial real estate:
Commercial mortgage	1	133	—	7,959		10	7,949		—
Construction	—	25	—	1,053		5	1,048		—
Total commercial real estate loans	1	158	—	9,012		15	8,997		—
Commercial lease financing	—	47	—	4,020		—	4,020		—
Total commercial loans	8	648	—	44,272		83	44,189		—
Real estate — residential mortgage	4	13	$1	2,242		56	2,176		$10
Home equity loans	20	37	—	10,335		125	10,209		1
Consumer direct loans	—	20	—	1,600		3	1,597		—
Credit cards	—	32	—	806		3	803		—
Consumer indirect loans	3	10	—	621		38	583		—
Total consumer loans	27	112	1	15,604		225	15,368		11
Total ALLL — continuing operations	35	760	1	59,876		308	59,557		11
Discontinued operations	2	26	—	1,828	(a)	21	1,807	(a)	—
Total ALLL — including discontinued operations	$37	$786	$1	$61,704		$329	$61,364		$11

(a)	Amount includes $4 million of loans carried at fair value that are excluded from ALLL consideration.

A breakdown of the individual and collective ALLL and the corresponding loan balances as of September 30, 2015, follows:

	Allowance			Outstanding
September 30, 2015	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired	Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired
in millions
Commercial, financial and agricultural	$9	$429	—	$31,095	$72	$31,023	—
Commercial real estate:
Commercial mortgage	1	138	—	8,180	15	8,165	—
Construction	—	25	—	1,070	5	1,065	—
Total commercial real estate loans	1	163	—	9,250	20	9,230	—
Commercial lease financing	—	45	—	3,929	—	3,929	—
Total commercial loans	10	637	—	44,274	92	44,182	—
Real estate — residential mortgage	5	13	$1	2,267	56	2,200	$11
Home equity loans	19	39	—	10,504	124	10,379	1
Consumer direct loans	—	20	—	1,612	3	1,609	—
Credit cards	—	32	—	770	3	767	—
Consumer indirect loans	2	12	—	658	40	618	—
Total consumer loans	26	116	1	15,811	226	15,573	12
Total ALLL — continuing operations	36	753	1	60,085	318	59,755	12
Discontinued operations	2	21	—	1,891	20	1,871	—
Total ALLL — including discontinued operations	$38	$774	$1	$61,976	$338	$61,626	$12

The liability for credit losses inherent in lending-related unfunded commitments, such as letters of credit and unfunded loan commitments, is included in “accrued expense and other liabilities” on the balance sheet. We establish the amount of this reserve by considering both historical trends and current market conditions quarterly, or more often if deemed necessary. Our liability for credit losses on lending-related commitments was $53 million at September 30, 2016.

Changes in the liability for credit losses on unfunded lending-related commitments are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
in millions	2016	2015	2016	2015
Balance at beginning of period	$50	$45	$56	$35
Provision (credit) for losses on lending-related commitments	3	9	(3)	19
Balance at end of period	$53	$54	$53	$54

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

We recognize transfers between levels of the fair value hierarchy at the end of the reporting period. Quarterly, we review any changes to our valuation methodologies to ensure they are appropriate and justified, and refine our valuation methodologies if more market-based data becomes available. The Fair Value Committee, which is governed by ALCO, oversees the valuation process. Various Working Groups that report to the Fair Value Committee analyze and approve the underlying assumptions and valuation adjustments. Changes in valuation methodologies for Level 1 and Level 2 instruments are presented to the Accounting Policy group for approval. Changes in valuation methodologies for Level 3 instruments are presented to the Fair Value Committee for approval. The Working Groups are discussed in more detail in the qualitative disclosures within this note and in Note 12 (“Acquisition, Divestiture, and Discontinued Operations”). Formal documentation of the fair valuation methodologies is prepared by the lines of business and support areas as appropriate. The documentation details the asset or liability class and related general ledger accounts, valuation techniques, fair value hierarchy level, market participants, accounting methods, valuation methodology, group responsible for valuations, and valuation inputs.

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

•
Securities are classified as Level 2 if quoted prices for identical securities are not available, and fair value is determined using pricing models (either by a third-party pricing service or internally) or quoted prices of similar securities. These instruments include municipal bonds; bonds backed by the U.S. government; corporate bonds; agency residential and commercial mortgage-backed securities; securities issued by the U.S. Treasury; money markets; and certain agency residential CMOs. Inputs to the pricing models include: standard inputs, such as yields, benchmark securities, bids, and offers; actual trade data (i.e., spreads, credit ratings, and interest rates) for comparable assets; spread tables; matrices; high-grade scales; and option-adjusted spreads.

•
Securities are classified as Level 3 when there is limited activity in the market for a particular instrument. To determine fair value in such cases, depending on the complexity of the valuations required, we use internal models based on certain assumptions or a third-party valuation service. At September 30, 2016, our Level 3 instruments consist of two convertible preferred securities. Our Strategy group is responsible for reviewing the valuation model and determining the fair value of these investments on a quarterly basis. The securities are valued using a cash flow analysis of the associated private company issuers. The valuations of the securities are negatively impacted by projected net losses of the associated private companies and positively impacted by projected net gains.

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

Direct private equity and mezzanine investments are classified as Level 3 assets since there is a certain amount of subjectivity and use of unobservable inputs surrounding our determination of fair value. Our Fund Management, Asset Management, and Accounting groups are responsible for reviewing the valuation models and determining the fair value of these investments on a quarterly basis. Direct investments in properties are initially valued based upon the transaction price. This amount is then adjusted to fair value based on current market conditions using the discounted cash flow method based on the expected investment exit date. The fair values of the assets are reviewed and adjusted quarterly. There were no significant direct equity and mezzanine investments at September 30, 2016, and September 30, 2015.

The fair value of our indirect investments is based on the most recent value of the capital accounts as reported by the general partners of the funds in which we invest. The calculation to determine the investment’s fair value is based on our percentage ownership in the fund multiplied by the net asset value of the fund, as provided by the fund manager. Under the requirements of the Volcker Rule, we will be required to dispose of some or all of our indirect investments. The Federal Reserve extended the conformance period to July 21, 2017, for all banking entities with respect to covered funds. Key is permitted to file for an additional extension of up to five years for illiquid funds, to retain the indirect investments for a longer period of time. We plan to continue to evaluate our options, including applying for the extension and holding the investments. As of September 30, 2016, management has not committed to a plan to sell these investments. Therefore, these investments continue to be valued using the net asset value per share methodology. For more information about the Volcker Rule, see the discussion under the heading “Other Regulatory Developments under the Dodd-Frank Act — ‘Volcker Rule’” in the section entitled “Supervision and Regulation” beginning on page 17 of our 2015 Form 10-K.

Investments in real estate private equity funds are included within private equity and mezzanine investments. The main purpose of these funds is to acquire a portfolio of real estate investments that provides attractive risk-adjusted returns and current income for investors. Certain of these investments do not have readily determinable fair values and represent our ownership interest in an entity that follows measurement principles under investment company accounting. The following table presents the fair value of our indirect investments and related unfunded commitments at September 30, 2016. We did not provide any financial support to investees related to our direct and indirect investments for the nine months ended September 30, 2016, and September 30, 2015.

September 30, 2016	Fair Value	Unfunded Commitments
in millions
INVESTMENT TYPE
Indirect investments
Passive funds (a)	$8	$2
Total	$8	$2

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

Principal investments. Principal investments consist of investments in equity and debt instruments made by our principal investing entities. They include direct investments (investments made in a particular company) and indirect investments (investments made through funds that include other investors). Our principal investing entities are accounted for as investment companies in accordance with the applicable accounting guidance, whereby each investment is adjusted to fair value with any net realized or unrealized gain/loss recorded in the current period’s earnings. This process is a coordinated and documented effort by the Principal Investing Entities Deal Team (individuals from one of the independent investment managers who oversee these instruments), accounting staff, and the Investment Committee (individual employees and one of the independent investment managers). This process involves an in-depth review of the condition of each investment depending on the type of investment.

Our direct investments include investments in debt and equity instruments of both private and public companies. When quoted prices are available in an active market for the identical direct investment, we use the quoted prices in the valuation process, and the related investments are classified as Level 1 assets. As of December 31, 2015, the valuation of our Level 2 investment included a quoted price, which was adjusted by liquidity assumptions due to a contractual term of the investment. As of March 31, 2016, the contractual term expired and this investment was transferred from Level 2 to Level 1. The investment was sold as of September 30, 2016. In most cases, quoted market prices are not available for our direct investments, and we must perform valuations using other methods. These direct investment valuations are an in-depth analysis of the condition of each investment and are based on the unique facts and circumstances related to each individual investment. There is a certain amount of subjectivity surrounding the valuation of these investments due to the combination of quantitative and qualitative factors that are used in the valuation models. Therefore, these direct investments are classified as Level 3 assets. The specific inputs used in the valuations of each type of direct investment are described below.

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

Our indirect investments include primary and secondary investments in private equity funds engaged mainly in venture- and growth-oriented investing. These investments do not have readily determinable fair values. Indirect investments are valued using a methodology that is consistent with accounting guidance that allows us to estimate fair value based upon net asset value per share (or its equivalent, such as member units or an ownership interest in partners’ capital to which a proportionate share of net assets is attributed). Under the requirements of the Volcker Rule, we will be required to dispose of some or all of our indirect investments. At September 30, 2016, management has not committed to a plan to sell these investments. Therefore, these investments continue to be valued using the net asset value per share methodology.

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

The following table presents the fair value of our direct and indirect principal investments and related unfunded commitments at September 30, 2016, as well as financial support provided for the nine months ended September 30, 2016, and September 30, 2015.

			Financial support provided
			Three months ended September 30,				Nine months ended September 30,
	September 30, 2016		2016		2015		2016		2015
in millions	Fair Value	Unfunded Commitments	Funded Commitments	Funded Other	Funded Commitments	Funded Other	Funded Commitments	Funded Other	Funded Commitments	Funded Other
INVESTMENT TYPE
Direct investments (a)	$27	—	—	—	—	—	—	$13	—	$2
Indirect investments (b) (measured at NAV)	173	$42	$2	—	$2	—	$5	—	$7	—
Total	$200	$42	$2	—	$2	—	$5	$13	$7	$2

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

Other. We had one indirect equity investment in the form of limited partnership units representing less than a five percent ownership interest in the entity’s equity. The fair value of this investment was based upon the NAV accounting methodology. Under the requirements of the Volcker Rule, we were required to dispose of this investment. Prior to December 31, 2015, we redeemed this investment in accordance with the requirements of the Volcker Rule.

Loans Held for Sale. As of August 1, 2016, we account for our residential mortgage loans held for sale at fair value on a recurring basis. The election of the fair value option aligns the accounting for the residential mortgages held for sale with the related forward mortgage loan sale commitments. Additionally, we have elected to account for loans repurchased due to breaches of representations and warranties at fair value.

Residential mortgage loans are valued based on quoted market prices, where available, prices for other traded mortgage loans with similar characteristics, and purchase commitments and bid information received from market participants. The prices are adjusted as necessary to include the embedded servicing value in the loans and to take into consideration the specific characteristics of certain loans that are priced based on the pricing of similar loans. These adjustments represent unobservable inputs to the valuation but are not considered significant given the relative insensitivity of the value to changes in these inputs to the fair value of the loans. Accordingly, the majority of residential mortgage loans held for sale are classified as Level 2. This category also includes repurchased and temporarily unsalable residential mortgage loans that are included in "Loans, net of unearned income" on the balance sheet. These loans are repurchased due to a breach of representations and warranties in the loan sales agreement and typically occur after the loan is in default. The temporarily unsalable loans have an origination defect that makes them currently unable to be sold into the performing loan sales market. Because transaction details regarding sales of this type of loan are often unavailable, unobservable bid information from brokers and investors is heavily relied upon. Accordingly, based on the significance of unobservable inputs, these loans are classified as Level 3.

Derivatives. Exchange-traded derivatives are valued using quoted prices and, therefore, are classified as Level 1 instruments. However, only a few types of derivatives are exchange-traded. The majority of our derivative positions are valued using internally developed models based on market convention that use observable market inputs, such as interest rate curves, yield curves, LIBOR and Overnight Index Swap (OIS) discount rates and curves, index pricing curves, foreign currency curves, and volatility surfaces (a three-dimensional graph of implied volatility against strike price and maturity), as well as current prices for mortgage securities and investor supplied prices. These derivative contracts, which are classified as Level 2 instruments, include interest rate swaps, certain options, cross currency swaps, credit default swaps, and forward mortgage loan sale commitments.

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

As a result of the First Niagara acquisition, we acquired First Niagara's residential mortgage business, which included interest rate lock commitments. These instruments are accounted for as a derivative and valued using models containing unobservable significant inputs. For valuation purposes, the loan amount associated with each interest rate lock commitment is adjusted by its modeled pull through which is an unobservable input which is defined as the percentage of loans that will close prior to the expiration of the rate lock commitment, as adjusted for approved changes to the terms. Based on the significance of unobservable inputs, these instruments are classified as Level 3.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are measured at fair value on a recurring basis in accordance with GAAP. The following tables present these assets and liabilities at September 30, 2016, December 31, 2015, and September 30, 2015.

September 30, 2016	Level 1	Level 2	Level 3	Total
in millions
ASSETS MEASURED ON A RECURRING BASIS
Trading account assets:
U.S. Treasury, agencies and corporations	—	$712	—	$712
States and political subdivisions	—	87	—	87
Collateralized mortgage obligations	—	—	—	—
Other mortgage-backed securities	—	93	—	93
Other securities	—	28	—	28
Total trading account securities	—	920	—	920
Commercial loans	—	6	—	6
Total trading account assets	—	926	—	926
Securities available for sale:
U.S. Treasury, agencies and corporations	—	190	—	190
States and political subdivisions	—	11	—	11
Agency residential collateralized mortgage obligations (a)	—	17,438	—	17,438
Agency residential mortgage-backed securities (a)	—	2,018	—	2,018
Agency commercial mortgage-backed securities	—	863	—	863
Other securities	$3	—	$17	20
Total securities available for sale	3	20,520	17	20,540
Other investments:
Principal investments:
Direct	—	—	27	27
Indirect (measured at NAV) (b)	—	—	—	173
Total principal investments	—	—	27	200
Equity and mezzanine investments:
Indirect (measured at NAV) (b)	—	—	—	8
Total equity and mezzanine investments	—	—	—	8
Total other investments	—	—	27	208
Loans, net of unearned income	—	—	—	—
Loans held for sale	—	62	—	62
Derivative assets:
Interest rate	—	1,581	9	1,590
Foreign exchange	83	9	—	92
Commodity	—	161	—	161
Credit	—	1	3	4
Other	—	—	4	4
Derivative assets	83	1,752	16	1,851
Netting adjustments (c)	—	—	—	(547)
Total derivative assets	83	1,752	16	1,304
Accrued income and other assets	—	1	—	1
Total assets on a recurring basis at fair value	$86	$23,261	$60	$23,041
LIABILITIES MEASURED ON A RECURRING BASIS
Bank notes and other short-term borrowings:
Short positions	$210	$599	—	$809
Derivative liabilities:
Interest rate	—	1,068	—	1,068
Foreign exchange	80	8	—	88
Commodity	—	151	—	151
Credit	—	5	$1	6
Other	—	1	—	1
Derivative liabilities	80	1,233	1	1,314
Netting adjustments (c)	—	—	—	(464)
Total derivative liabilities	80	1,233	1	850
Accrued expense and other liabilities	—	4	—	4
Total liabilities on a recurring basis at fair value	$290	$1,836	$1	$1,663

(a)
"Collateralized mortgage obligations” and “Other mortgage-back securities” were renamed to “Agency residential collateralized mortgage obligations” and “Agency residential mortgage-backed securities”, respectively, in September 2016. There was no reclassification of previously reported balances.

(b)
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.

(c)
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

December 31, 2015	Level 1	Level 2	Level 3	Total
in millions
ASSETS MEASURED ON A RECURRING BASIS
Trading account assets:
U.S. Treasury, agencies and corporations	—	$704	—	$704
States and political subdivisions	—	25	—	25
Collateralized mortgage obligations	—	—	—	—
Other mortgage-backed securities	—	26	—	26
Other securities	$3	24	—	27
Total trading account securities	3	779	—	782
Commercial loans	—	6	—	6
Total trading account assets	3	785	—	788
Securities available for sale:
States and political subdivisions	—	14	—	14
Agency residential collateralized mortgage obligations (a)	—	11,995	—	11,995
Agency residential mortgage-backed securities (a)	—	2,189	—	2,189
Other securities	3	—	$17	20
Total securities available for sale	3	14,198	17	14,218
Other investments:
Principal investments:
Direct	—	19	50	69
Indirect (measured at NAV) (b)	—	—	—	235
Total principal investments	—	19	50	304
Equity and mezzanine investments:
Indirect (measured at NAV) (b)	—	—	—	8
Total equity and mezzanine investments	—	—	—	8
Total other investments	—	19	50	312
Derivative assets:
Interest rate	—	868	16	884
Foreign exchange	143	8	—	151
Commodity	—	444	—	444
Credit	—	4	2	6
Derivative assets	143	1,324	18	1,485
Netting adjustments (c)	—	—	—	(866)
Total derivative assets	143	1,324	18	619
Accrued income and other assets	—	1	—	1
Total assets on a recurring basis at fair value	$149	$16,327	$85	$15,938
LIABILITIES MEASURED ON A RECURRING BASIS
Bank notes and other short-term borrowings:
Short positions	—	$533	—	$533
Derivative liabilities:
Interest rate	—	563	—	563
Foreign exchange	$116	8	—	124
Commodity	—	433	—	433
Credit	—	5	$1	6
Derivative liabilities	116	1,009	1	1,126
Netting adjustments (c)	—	—	—	(494)
Total derivative liabilities	116	1,009	1	632
Accrued expense and other liabilities	—	1	—	1
Total liabilities on a recurring basis at fair value	$116	$1,543	$1	$1,166

(a)
"Collateralized mortgage obligations” and “Other mortgage-back securities” were renamed to “Agency residential collateralized mortgage obligations” and “Agency residential mortgage-backed securities”, respectively, in September 2016. There was no reclassification of previously reported balances.

(b)
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.

(c)
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

September 30, 2015	Level 1	Level 2	Level 3	Total
in millions
ASSETS MEASURED ON A RECURRING BASIS
Trading account assets:
U.S. Treasury, agencies and corporations	—	$694	—	$694
States and political subdivisions	—	35	—	35
Collateralized mortgage obligations	—	—	—	—
Other mortgage-backed securities	—	46	—	46
Other securities	$4	23	—	27
Total trading account securities	4	798	—	802
Commercial loans	—	9	—	9
Total trading account assets	4	807	—	811
Securities available for sale:
States and political subdivisions	—	15	—	15
Agency residential collateralized mortgage obligations (a)	—	12,003	—	12,003
Agency residential mortgage-backed securities (a)	—	2,330	—	2,330
Other securities	11	—	$17	28
Total securities available for sale	11	14,348	17	14,376
Other investments:
Principal investments:
Direct	—	—	66	66
Indirect (measured at NAV) (b)	—	—	—	271
Total principal investments	—	—	66	337
Equity and mezzanine investments:
Indirect (measured at NAV) (b)	—	—	—	9
Total equity and mezzanine investments	—	—	—	9
Other (measured at NAV) (b)	—	—	—	4
Total other investments	—	—	66	350
Derivative assets:
Interest rate	—	1,097	22	1,119
Foreign exchange	120	10	—	130
Commodity	—	482	—	482
Credit	—	4	3	7
Derivative assets	120	1,593	25	1,738
Netting adjustments (c)	—	—	—	(945)
Total derivative assets	120	1,593	25	793
Accrued income and other assets	—	2	—	2
Total assets on a recurring basis at fair value	$135	$16,750	$108	$16,332
LIABILITIES MEASURED ON A RECURRING BASIS
Bank notes and other short-term borrowings:
Short positions	$—	$677	—	$677
Derivative liabilities:
Interest rate	—	656	—	656
Foreign exchange	102	10	—	112
Commodity	—	469	—	469
Credit	—	5	—	5
Derivative liabilities	102	1,140	—	1,242
Netting adjustments (c)	—	—	—	(566)
Total derivative liabilities	102	1,140	—	676
Accrued expense and other liabilities	—	2	—	2
Total liabilities on a recurring basis at fair value	$102	$1,819	—	$1,355

(a)
"Collateralized mortgage obligations” and “Other mortgage-back securities” were renamed to “Agency residential collateralized mortgage obligations” and “Agency residential mortgage-backed securities”, respectively, in September 2016. There was no reclassification of previously reported balances.

(b)
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.

(c)
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

Changes in Level 3 Fair Value Measurements

The following table shows the components of the change in the fair values of our Level 3 financial instruments for the three and nine months ended September 30, 2016, and September 30, 2015. We mitigate the credit risk, interest rate risk, and risk of loss related to many of these Level 3 instruments by using securities and derivative positions classified as Level 1 or Level 2. Level

1 and Level 2 instruments are not included in the following table. Therefore, the gains or losses shown do not include the impact of our risk management activities.

in millions	Beginning of Period Balance	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers Other	Transfers into Level 3 (e)		Transfers out of Level 3 (e)		End of Period Balance (g)	Unrealized Gains (Losses) Included in Earnings
Nine months ended September 30, 2016
Securities available for sale
Other securities	$17	—		—	—	—	—	—		—		$17	—
Other investments
Principal investments
Direct	50	$7	(c)	—	$(30)	—	—	—		—		27	$2	(c)
Other indirect	20	—		—	(20)	—	—	—		—		—	(1)	(c)

Derivative instruments (b)
Interest rate	16	6	(d)	—	—	—	—	$8	(f)	$(21)	(f)	9	—
Credit	1	(9)	(d)	—	—	$10	—	—		—		2	—
Other (a)	—	—		$5	—	—	$(1)	—		—		4	—
Three months ended September 30, 2016
Securities available for sale
Other securities	$17	—		—	—	—	—	—		—		$17	—
Other investments
Principal investments
Direct	24	$4	(c)	—	$(1)	—	—	—		—		27	$3	(c)

Derivative instruments (b)
Interest rate	15	—		—	—	—	—	$5		$(11)	(f)	9	—
Credit	2	(3)	(d)	—	—	$3	—	—		—		2	—
Other (a)	—	—		$5	—	—	$(1)	—		—		4	—

in millions	Beginning of Period Balance	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers into Level 3 (e)		Transfers out of Level 3 (e)		End of Period Balance (g)	Unrealized Gains (Losses) Included in Earnings
Nine months ended September 30, 2015
Securities available for sale
Other securities	$10	—		$7	—	—	—		—		$17	—
Other investments
Principal investments
Direct	102	$20	(c)	5	$(61)	—	—		—		66	—
Equity and mezzanine investments
Direct	—	2	(c)	—	(2)	—	—		—		—	2	(c)
Derivative instruments (b)
Interest rate	13	5	(d)	1	—	—	$10	(f)	$(7)	(f)	22	—
Credit	2	(7)	(d)	—	8	—	—		—		3	—
Three months ended September 30, 2015
Securities available for sale
Other securities	$10	—		$7	—	—	—		—		$17	—
Other investments
Principal investments
Direct	70	$4	(c)	3	$(11)	—	—		—		66	$3	(c)
Derivative instruments (b)
Interest rate	16	6	(d)	—	—	—	$2	(f)	$(2)	(f)	22	—
Credit	3	(3)	(d)	—	8	$(5)	—		—		3	—

(a)	Interest rate lock commitments totaling $4 million were acquired as part of the First Niagara acquisition.

(b)	Amounts represent Level 3 derivative assets less Level 3 derivative liabilities.

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

(g)	There were no issuances for the nine-month periods ended September 30, 2016, and September 30, 2015.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in accordance with GAAP. The adjustments to fair value generally result from the application of accounting guidance that requires assets and liabilities to be recorded at the lower of cost or fair value, or assessed for impairment. There were no liabilities measured at fair value on a nonrecurring basis at September 30, 2016, December 31, 2015, and September 30, 2015. The following table presents our assets measured at fair value on a nonrecurring basis at September 30, 2016, December 31, 2015, and September 30, 2015:

	September 30, 2016
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

(a)
During the first nine months of 2016, we transferred $24 million of commercial loans and leases at their current fair value from held-to-maturity portfolio to held-for-sale status, compared to $62 million during 2015, and $24 million during the first nine months of 2015.

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

Commercial loans held for sale. Through a quarterly analysis of our loan portfolios held for sale, which include both performing and nonperforming commercial loans, we determine any adjustments necessary to record the portfolios at the lower of cost or fair value in accordance with GAAP. Our analysis concluded that there were no commercial loans held for sale adjusted to fair value at September 30, 2016, December 31, 2015, or September 30, 2015.

Market inputs, including updated collateral values, and reviews of each borrower’s financial condition influenced the inputs used in our internal models and other valuation methodologies. The valuations are prepared by the responsible relationship managers or analysts in our Asset Recovery Group and are reviewed and approved by the Asset Recovery Group Executive. Actual gains or losses realized on the sale of various commercial loans held for sale provide a back-testing mechanism for determining whether our valuations of these loans held for sale that are adjusted to fair value are appropriate.

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

•
Residential Real Estate Valuation Process: The Asset Management team within our Risk Operations group is responsible for valuation policies and procedures in this area. The current vendor partner provides monthly reporting of all broker price opinion evaluations, appraisals, and the monthly market plans. Market plans are reviewed monthly, and valuations are reviewed and tested monthly to ensure proper pricing has been established and guidelines are being met. Risk Operations Compliance validates and provides periodic testing of the valuation process. The Asset Management team reviews changes in fair value measurements. Third-party broker price opinions are reviewed every 180 days, and the fair value is written down based on changes to the valuation. External factors are documented and monitored as appropriate.

Quantitative Information about Level 3 Fair Value Measurements

The range and weighted-average of the significant unobservable inputs used to fair value our material Level 3 recurring and nonrecurring assets at September 30, 2016, December 31, 2015, and September 30, 2015, along with the valuation techniques used, are shown in the following table:

September 30, 2016	Fair Value of Level 3 Assets	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
dollars in millions
Recurring
Other investments — principal investments — direct:	$27	Individual analysis of the condition of each investment
Debt instruments			EBITDA multiple	6.30 - 7.00 (6.50)
Equity instruments of private companies			EBITDA multiple (where applicable)	N/A (6.3)
Nonrecurring
Impaired loans	6	Fair value of underlying collateral	Discount	00.00 - 80.00% (14.00%)

December 31, 2015	Fair Value of Level 3 Assets	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
dollars in millions
Recurring
Other investments — principal investments — direct:	$50	Individual analysis of the condition of each investment
Debt instruments			EBITDA multiple	N/A (5.40)
Equity instruments of private companies			EBITDA multiple (where applicable)	5.40 - 6.70 (6.60)
Nonrecurring
Impaired loans (a)	—	Fair value of underlying collateral	Discount	00.00 - 34.00% (15.00%)

September 30, 2015	Fair Value of Level 3 Assets	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
dollars in millions
Recurring
Other investments — principal investments — direct:	$66	Individual analysis of the condition of each investment
Debt instruments			EBITDA multiple	N/A (5.40)
Equity instruments of private companies			EBITDA multiple (where applicable)	5.40 - 6.50 (6.40)
Equity instruments of public companies		Market approach	Discount	N/A (6.00)
Nonrecurring
Impaired loans	3	Fair value of underlying collateral	Discount	00.00 - 50.00% (14.00%)

(a)	Impaired loans are less than $1 million at December 31, 2015.

Fair Value Disclosures of Financial Instruments

The levels in the fair value hierarchy ascribed to our financial instruments and the related carrying amounts at September 30, 2016, December 31, 2015, and September 30, 2015, are shown in the following table.

	September 30, 2016
		Fair Value
in millions	Carrying Amount	Level 1	Level 2	Level 3	Measured at NAV	Netting Adjustment		Total
ASSETS
Cash and short-term investments (a)	$3,965	$3,965	—	—	—	—		$3,965
Trading account assets (b)	926	—	$926	—	—	—		926
Securities available for sale (b)	20,540	3	20,520	$17	—	—		20,540
Held-to-maturity securities (c)	8,995	—	9,048	—	—	—		9,048
Other investments (b)	747	—	—	561	$181	—		742
Loans, net of allowance (d)	84,663	—	—	83,564	—	—		83,564
Loans held for sale (b)	1,137	—	62	1,075	—	—		1,137
Derivative assets (b)	1,304	83	1,752	16	—	$(547)	(f)	1,304
LIABILITIES
Deposits with no stated maturity (a)	$93,791	—	$93,791	—	—	—		$93,791
Time deposits (e)	10,394	—	10,464	—	—	—		10,464
Short-term borrowings (a)	1,411	$210	1,201	—	—	—		1,411
Long-term debt (e)	12,622	12,784	325	—	—	—		13,109
Derivative liabilities (b)	850	80	1,233	1	—	$(464)	(f)	850

	December 31, 2015
		Fair Value
in millions	Carrying Amount	Level 1	Level 2	Level 3	Measured at NAV	Netting Adjustment		Total
ASSETS
Cash and short-term investments (a)	$3,314	$3,314	—	—	—	—		$3,314
Trading account assets (b)	788	3	$785	—	—	—		788
Securities available for sale (b)	14,218	3	14,198	$17	—	—		14,218
Held-to-maturity securities (c)	4,897	—	4,848	—	—	—		4,848
Other investments (b)	655	—	19	393	$243	—		655
Loans, net of allowance (d)	59,080	—	—	57,508	—	—		57,508
Loans held for sale (b)	639	—	—	639	—	—		639
Derivative assets (b)	619	143	1,324	18	—	$(866)	(f)	619
LIABILITIES
Deposits with no stated maturity (a)	$65,527	—	$65,527	—	—	—		$65,527
Time deposits (e)	5,519	—	5,575	—	—	—		5,575
Short-term borrowings (a)	905	—	905	—	—	—		905
Long-term debt (e)	10,186	$9,987	420	—	—	—		10,407
Derivative liabilities (b)	632	116	1,009	$1	—	$(494)	(f)	632

	September 30, 2015
		Fair Value
in millions	Carrying Amount	Level 1	Level 2	Level 3	Measured at NAV	Netting Adjustment		Total
ASSETS
Cash and short-term investments (a)	$2,434	$2,434	—	—	—	—		$2,434
Trading account assets (b)	811	4	$807	—	—	—		811
Securities available for sale (b)	14,376	11	14,348	$17	—	—		14,376
Held-to-maturity securities (c)	4,936	—	4,940	—	—	—		4,940
Other investments (b)	691	—	—	407	$284	—		691
Loans, net of allowance (d)	59,295	—	—	57,497	—	—		57,497
Loans held for sale (b)	916	—	—	916	—	—		916
Derivative assets (b)	793	120	1,593	25	—	$(945)	(f)	793
LIABILITIES
Deposits with no stated maturity (a)	$65,624	—	$65,624	—	—	—		$65,624
Time deposits (e)	5,449	$427	5,075	—	—	—		5,502
Short-term borrowings (a)	1,084	—	1,084	—	—	—		1,084
Long-term debt (e)	10,310	10,146	463	—	—	—		10,609
Derivative liabilities (b)	676	102	1,140	—	—	$(566)	(f)	676

Valuation Methods and Assumptions

(a)	Fair value equals or approximates carrying amount. The fair value of deposits with no stated maturity does not take into consideration the value ascribed to core deposit intangibles.

(b)
Information pertaining to our methodology for measuring the fair values of these assets and liabilities is included in the sections entitled “Qualitative Disclosures of Valuation Techniques” and “Assets Measured at Fair Value on a Nonrecurring Basis” in this Note. Investments accounted for under the equity method are not included in "Fair Value Disclosures of Financial Instruments" table above.

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

We use valuation methods based on exit market prices in accordance with applicable accounting guidance. We determine fair value based on assumptions pertaining to the factors that a market participant would consider in valuing the asset. A substantial portion of our fair value adjustments are related to liquidity. During 2015 and the first nine months of 2016, the fair values of our loan portfolios generally remained stable, primarily due to increasing liquidity in the loan markets. If we were to use different assumptions, the fair values shown in the preceding table could change. Also, because the applicable accounting guidance for financial instruments excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements, the fair value amounts shown in the table above do not, by themselves, represent the underlying value of our company as a whole.

Education lending business. The discontinued education lending business consists of loans in portfolio (recorded at carrying value with appropriate valuation reserves) and loans in portfolio (recorded at fair value). All of these loans were excluded from the table above as follows:

•
Loans at carrying value, net of allowance, of $1.6 billion ($1.4 billion at fair value) at September 30, 2016, and $1.8 billion ($1.5 billion at fair value) at December 31, 2015, and $1.9 billion ($1.5 billion at fair value) at September 30, 2015;

•	Portfolio loans held for sale at fair value of $$169 million at September 30, 2015; and

•	Portfolio loans at fair value of $3 million at September 30, 2016, $4 million at December 31, 2015, and $191 million at September 30, 2015.

These loans and securities are classified as Level 3 because we rely on unobservable inputs when determining fair value since observable market data is not available.

Residential real estate mortgage loans. Residential real estate mortgage loans with carrying amounts of $5.5 billion at September 30, 2016, $2.2 billion at December 31, 2015, and $2.3 billion at September 30, 2015 are included in “Loans, net of allowance” in the previous table.

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

	September 30, 2016
in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
U.S Treasury, Agencies, and Corporations	$190	—	—	$190
States and political subdivisions	11	—	—	11
Agency residential collateralized mortgage obligations (a)	17,303	$161	$26	17,438
Agency residential mortgage-backed securities (a)	1,991	27	—	2,018
Agency commercial mortgage-backed securities	863	—	—	863
Other securities	21	—	1	20
Total securities available for sale	$20,379	$188	$27	$20,540

HELD-TO-MATURITY SECURITIES
Agency residential collateralized mortgage obligations (a)	$7,778	$43	$9	$7,812
Agency residential mortgage-backed securities (a)	669	19	—	688
Agency commercial mortgage-backed securities	528	—	—	528
Other securities	20	—	—	20
Total held-to-maturity securities	$8,995	$62	$9	$9,048

	December 31, 2015
in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
States and political subdivisions	$14	—	—	$14
Agency residential collateralized mortgage obligations (a)	12,082	$51	$138	11,995
Agency residential mortgage-backed securities (a)	2,193	11	15	2,189
Other securities	21	—	1	20
Total securities available for sale	$14,310	$62	$154	$14,218

HELD-TO-MATURITY SECURITIES
Agency residential collateralized mortgage obligations (a)	$4,174	$5	$50	$4,129
Agency residential mortgage-backed securities (a)	703	—	4	699
Other securities	20	—	—	20
Total held-to-maturity securities	$4,897	$5	$54	$4,848

	September 30, 2015
in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
States and political subdivisions	$14	$1	—	$15
Agency residential collateralized mortgage obligations (a)	11,938	127	$62	12,003
Agency residential mortgage-backed securities (a)	2,309	22	1	2,330
Other securities	27	1	—	28
Total securities available for sale	$14,288	$151	$63	$14,376

HELD-TO-MATURITY SECURITIES
Agency residential collateralized mortgage obligations (a)	$4,299	$24	$23	$4,300
Agency residential mortgage-backed securities (a)	617	3	—	620
Other securities	20	—	—	20
Total held-to-maturity securities	$4,936	$27	$23	$4,940

(a)
"Collateralized mortgage obligations” and “Other mortgage-back securities” were renamed to “Agency residential collateralized mortgage obligations” and “Agency residential mortgage-backed securities” in September 2016. There was no reclassification of previously reported balances.

The following table summarizes our securities that were in an unrealized loss position as of September 30, 2016, December 31, 2015, and September 30, 2015.

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2016
Securities available for sale:
U.S Treasury, Agencies, and Corporations (a)	$149	—	—	—	$149	—
Agency residential collateralized mortgage obligations	3,929	$15	$1,537	$11	5,466	$26
Agency residential mortgage-backed securities (a)	81	—	—	—	81	—
Agency commercial mortgage-backed securities (a)	122	—	—	—	122	—
Other securities	—	—	3	1	3	1
Held-to-maturity:
Agency residential collateralized mortgage obligations	1,412	3	565	6	1,977	9
Total temporarily impaired securities	$5,693	$18	$2,105	$18	$7,798	$36

December 31, 2015
Securities available for sale:
Agency residential collateralized mortgage obligations	$5,190	$43	$3,206	$95	$8,396	$138
Agency residential mortgage-backed securities	1,670	15	—	—	1,670	15
Other securities	—	—	3	1	3	1
Held-to-maturity:
Agency residential collateralized mortgage obligations	1,793	16	1,320	34	3,113	50
Agency residential mortgage-backed securities	547	4	—	—	547	4
Other securities (b)	4	—	—	—	4	—
Total temporarily impaired securities	$9,204	$78	$4,529	$130	$13,733	$208

September 30, 2015
Securities available for sale:
Agency residential collateralized mortgage obligations	$770	$3	$3,348	$59	$4,118	$62
Agency residential mortgage-backed securities	420	1	—	—	420	1
Other securities (a)	2	—	3	—	5	—
Held-to-maturity:
Agency residential collateralized mortgage obligations	214	1	1,355	22	1,569	23
Agency residential mortgage-backed securities	110	—	—	—	110	—
Other securities (b)	4	—	—	—	4	—
Total temporarily impaired securities	$1,520	$5	$4,706	$81	$6,226	$86

(a)
Gross unrealized losses totaled less than $1 million for U.S treasury, agencies, and corporations, agency residential mortgage-backed securities, and agency commercial mortgage-backed securities available for sale as of September 30, 2016.

(b)	Gross unrealized losses totaled less than $1 million for other securities held to maturity at December 31, 2015, and September 30, 2015.

(c)	Gross unrealized losses totaled less than $1 million for other securities available for sale at September 30, 2015.

At September 30, 2016, we had $26 million of gross unrealized losses related to 241 fixed-rate agency residential CMOs that we invested in as part of our overall A/LM strategy. These securities had a weighted-average maturity of 3.58 years at September 30, 2016. We also had less than $1 million of gross unrealized losses related to 8 agency residential mortgage-backed securities positions, which had a weighted-average maturity of 3.78 years at September 30, 2016. Because these securities have a fixed interest rate, their fair value is sensitive to movements in market interest rates. These unrealized losses are considered temporary since we expect to collect all contractually due amounts from these securities. Accordingly, these investments were reduced to their fair value through OCI, not earnings.

We regularly assess our securities portfolio for OTTI. The assessments are based on the nature of the securities, the underlying collateral, the financial condition of the issuer, the extent and duration of the loss, our intent related to the individual securities, and the likelihood that we will have to sell securities prior to expected recovery.

The debt securities identified as other-than-temporarily impaired are written down to their current fair value. For those debt securities that we intend to sell, or more-likely-than-not will be required to sell, prior to the expected recovery of the amortized cost, the entire impairment (i.e., the difference between amortized cost and the fair value) is recognized in earnings. For those debt securities that we do not intend to sell, or more-likely-than-not will not be required to sell, prior to expected recovery, the credit portion of OTTI is recognized in earnings, while the remaining OTTI is recognized in equity as a component of AOCI on the balance sheet. As shown in the following table, we did not have any impairment losses recognized in earnings for the three months ended September 30, 2016.

Three months ended September 30, 2016
in millions
Balance at June 30, 2016	$4
Impairment recognized in earnings	—
Balance at September 30, 2016	$4

For the nine months ended September 30, 2016, net securities losses totaled $6 million.

At September 30, 2016, securities available for sale and held-to-maturity securities totaling $8.9 billion were pledged to secure securities sold under repurchase agreements, to secure public and trust deposits, to facilitate access to secured funding, and for other purposes required or permitted by law.

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

	Securities Available for Sale		Held-to-Maturity Securities
September 30, 2016	Amortized Cost	Fair Value	Amortized Cost	Fair Value
in millions
Due in one year or less	$231	$233	$94	$94
Due after one through five years	15,293	15,440	6,649	6,683
Due after five through ten years	782	790	886	904
Due after ten years	4,073	4,077	1,366	1,367
Total	$20,379	$20,540	$8,995	$9,048

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

At September 30, 2016, after taking into account the effects of bilateral collateral and master netting agreements, we had $291 million of derivative assets and a positive $9 million of derivative liabilities that relate to contracts entered into for hedging purposes. Our hedging derivative liabilities are in an asset position largely because we have contracts with positive fair values as a result of master netting agreements. As of the same date, after taking into account the effects of bilateral collateral and master netting agreements and a reserve for potential future losses, we had derivative assets of $1 billion and derivative liabilities of $859 million that were not designated as hedging instruments.

Additional information regarding our accounting policies for derivatives is provided in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Derivatives” beginning on page 126 of our 2015 Form 10-K.

Derivatives Designated in Hedge Relationships

Net interest income and the EVE change in response to changes in the mix of assets, liabilities, and off-balance sheet instruments; associated interest rates tied to each instrument; differences in the repricing and maturity characteristics of interest-earning assets and interest-bearing liabilities; and changes in interest rates. We utilize derivatives that have been designated as part of a hedge relationship in accordance with the applicable accounting guidance to manage net interest income and EVE to within our stated risk tolerances. The primary derivative instruments used to manage interest rate risk are interest rate swaps, which convert the contractual interest rate index of agreed-upon amounts of assets and liabilities (i.e., notional amounts) to another interest rate index.

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

Derivatives Not Designated in Hedge Relationships

On occasion, we enter into interest rate swap contracts to manage economic risks but do not designate the instruments in hedge relationships. Excluding contracts addressing customer exposures, the amount of derivatives hedging risks on an economic basis at September 30, 2016, was not significant.

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

We also enter into derivative contracts for other purposes, including:

•	interest rate swap, cap, and floor contracts entered into generally to accommodate the needs of commercial loan clients;

•	energy and base metal swap and option contracts entered into to accommodate the needs of clients;

•	foreign exchange forward and option contracts entered into primarily to accommodate the needs of clients; and

•	futures contracts and positions with third parties that are intended to offset or mitigate the interest rate or market risk related to client positions discussed above.

These contracts are not designated as part of hedge relationships.

Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments

The following table summarizes the fair values of our derivative instruments on a gross and net basis as of September 30, 2016, December 31, 2015, and September 30, 2015. The change in the notional amounts of these derivatives by type from December 31, 2015, to September 30, 2016, indicates the volume of our derivative transaction activity during the first nine months of 2016. The notional amounts are not affected by bilateral collateral and master netting agreements. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Where master netting agreements are not in effect or are not enforceable under bankruptcy laws, we do not adjust those derivative assets and liabilities with counterparties. Securities collateral related to legally enforceable master netting agreements is not offset on the balance sheet. Our derivative instruments are included in “derivative assets” or “derivative liabilities” on the balance sheet, as indicated in the following table:

	September 30, 2016			December 31, 2015			September 30, 2015
		Fair Value			Fair Value			Fair Value
in millions	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate	$22,867	$449	$13	$18,917	$257	$15	$17,910	$394	$12
Foreign exchange	288	10	13	312	20	—	319	11	—
Total	23,155	459	26	19,229	277	15	18,229	405	12
Derivatives not designated as hedging instruments:
Interest rate	58,557	1,141	1,055	43,965	627	548	57,006	725	644
Foreign exchange	6,198	82	75	6,454	131	124	6,161	119	112
Commodity	1,371	161	151	1,144	444	433	1,394	482	469
Credit	557	4	6	632	6	6	580	7	5
Other (a)	391	4	1	—	—	—	—	—	—
Total	67,074	1,392	1,288	52,195	1,208	1,111	65,141	1,333	1,230
Netting adjustments (b)	—	(547)	(464)	—	(866)	(494)	—	(945)	(566)
Net derivatives in the balance sheet	90,229	1,304	850	71,424	619	632	83,370	793	676
Other collateral (c)	—	(46)	(215)	—	(91)	(204)	—	(113)	(232)
Net derivative amounts	$90,229	$1,258	$635	$71,424	$528	$428	$83,370	$680	$444

(a)	Other derivatives include interest rate lock commitments and forward sale commitments related to our residential mortgage banking activities.

(b)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance.

(c)
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

Fair value hedges. Instruments designated as fair value hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. The effective portion of a change in the fair value of an instrument designated as a fair value hedge is recorded in earnings at the same time as a change in fair value of the hedged item, resulting in no effect on net income. The ineffective portion of a change in the fair value of such a hedging instrument is recorded in “other income” on the income statement with no corresponding offset. During the nine-month period ended September 30, 2016, we did not exclude any portion of these hedging instruments from the assessment of hedge effectiveness. While there is some immaterial ineffectiveness in our hedging relationships, all of our fair value hedges remained “highly effective” as of September 30, 2016.

The following table summarizes the pre-tax net gains (losses) on our fair value hedges for the nine-month periods ended September 30, 2016, and September 30, 2015, and where they are recorded on the income statement.

	Nine months ended September 30, 2016
in millions	Income Statement Location of Net Gains (Losses) on Derivative	Net Gains (Losses) on Derivative	Hedged Item	Income Statement Location of Net Gains (Losses) on Hedged Item	Net Gains (Losses) on Hedged Item
Interest rate	Other income	$104	Long-term debt	Other income	$(104)	(a)
Interest rate	Interest expense — Long-term debt	74
Total		$178			$(104)

	Nine months ended September 30, 2015
in millions	Income Statement Location of Net Gains (Losses) on Derivative	Net Gains (Losses) on Derivative	Hedged Item	Income Statement Location of Net Gains (Losses) on Hedged Item	Net Gains (Losses) on Hedged Item
Interest rate	Other income	$66	Long-term debt	Other income	$(66)	(a)
Interest rate	Interest expense — Long-term debt	91
Total		$157			$(66)

(a)	Net gains (losses) on hedged items represent the change in fair value caused by fluctuations in interest rates.

Cash flow hedges. Instruments designated as cash flow hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. Initially, the effective portion of a gain or loss on a cash flow hedge is recorded as a component of AOCI on the balance sheet. This amount is subsequently reclassified into income when the hedged transaction affects earnings (e.g., when we pay variable-rate interest on debt, receive variable-rate interest on commercial loans, or sell commercial real estate loans). The ineffective portion of cash flow hedging transactions is included in “other income” on the income statement. During the nine-month period ended September 30, 2016, we did not exclude any portion of these hedging instruments from the assessment of hedge effectiveness. While there is some immaterial ineffectiveness in our hedging relationships, all of our cash flow hedges remained “highly effective” as of September 30, 2016.

Considering the interest rates, yield curves, and notional amounts as of September 30, 2016, we would expect to reclassify an estimated $26 million of after-tax net losses on derivative instruments from AOCI to income during the next 12 months for our cash flow hedges. In addition, we expect to reclassify approximately $2 million of net losses related to terminated cash flow hedges from AOCI to income during the next 12 months. As of September 30, 2016, the maximum length of time over which we hedge forecasted transactions is 12 years.

Net investment hedges. We enter into foreign currency forward contracts to hedge our exposure to changes in the carrying value of our investments as a result of changes in the related foreign exchange rates. Instruments designated as net investment hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. Initially, the effective portion of a gain or loss on a net investment hedge is recorded as a component of AOCI on the balance sheet when the terms of the derivative match the notional and currency risk being hedged. The effective portion is subsequently reclassified into income when the hedged transaction affects earnings (e.g., when we dispose of or liquidate a foreign subsidiary). At September 30, 2016, AOCI reflected unrecognized after-tax gains totaling $35 million related to cumulative changes in the fair value of our net investment hedges, which offset the unrecognized after-tax foreign currency losses on net investment balances. The ineffective portion of net investment hedging transactions is included in “other income” on the income statement, but there was no net investment hedge ineffectiveness as of September 30, 2016. We did not exclude any portion of our hedging instruments from the assessment of hedge effectiveness during the nine-month period ended September 30, 2016.

The following table summarizes the pre-tax net gains (losses) on our cash flow and net investment hedges for the nine-month periods ended September 30, 2016, and September 30, 2015, and where they are recorded on the income statement. The table includes the effective portion of net gains (losses) recognized in OCI during the period, the effective portion of net gains (losses) reclassified from OCI into income during the current period, and the portion of net gains (losses) recognized directly in income, representing the amount of hedge ineffectiveness.

	Nine months ended September 30, 2016
in millions	Net Gains (Losses) Recognized in OCI (Effective Portion)	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Income Statement Location of Net Gains (Losses) Recognized in Income (Ineffective Portion)	Net Gains (Losses) Recognized in Income (Ineffective Portion)
Cash Flow Hedges
Interest rate	$164	Interest income — Loans	$67	Other income	—
Interest rate	(5)	Interest expense — Long-term debt	(3)	Other income	—
Interest rate	(1)	Investment banking and debt placement fees	—	Other income	—
Net Investment Hedges
Foreign exchange contracts	(10)	Other Income	—	Other income	—
Total	$148		$64		—

	Nine months ended September 30, 2015
in millions	Net Gains (Losses) Recognized in OCI (Effective Portion)	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Income Statement Location of Net Gains (Losses) Recognized in Income (Ineffective Portion)	Net Gains (Losses) Recognized in Income (Ineffective Portion)
Cash Flow Hedges
Interest rate	$147	Interest income — Loans	$73	Other income	—
Interest rate	(3)	Interest expense — Long-term debt	(3)	Other income	—
Interest rate	(3)	Investment banking and debt placement fees	—	Other income	—
Net Investment Hedges
Foreign exchange contracts	29	Other Income	—	Other income	—
Total	$170		$70		—

The after-tax change in AOCI resulting from cash flow and net investment hedges is as follows:

in millions	December 31, 2015	2016 Hedging Activity	Reclassification of Gains to Net Income	September 30, 2016
AOCI resulting from cash flow and net investment hedges	$20	$93	$(40)	$73

Nonhedging instruments. Our derivatives that are not designated as hedging instruments are recorded at fair value in “derivative assets” and “derivative liabilities” on the balance sheet. Adjustments to the fair values of these instruments, as well as any premium paid or received, are included in “corporate services income” and “other income” on the income statement.

The following table summarizes the pre-tax net gains (losses) on our derivatives that are not designated as hedging instruments for the nine-month periods ended September 30, 2016, and September 30, 2015, and where they are recorded on the income statement.

	Nine months ended September 30, 2016			Nine months ended September 30, 2015
in millions	Corporate Services Income	Other Income	Total	Corporate Services Income	Other Income	Total
NET GAINS (LOSSES)
Interest rate	$22	$(2)	$20	$18	—	$18
Foreign exchange	28	—	28	27	—	27
Commodity	3	—	3	5	—	5
Credit	1	(11)	(10)	—	$(10)	(10)
Total net gains (losses) (a)	$54	$(13)	$41	$50	$(10)	$40

(a)
Pre-tax gains (losses) attributable to other derivatives totaled less than $1 million and $0 for the nine-month periods ended September 30, 2016, and September 30, 2015, respectively. Other derivative gains (losses) are recorded in "consumer mortgage income" on the income statement.

Counterparty Credit Risk

Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected positive replacement value of the contracts. We use several means to mitigate and manage exposure to credit risk on derivative contracts. We generally enter into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with a single counterparty in the event of default. Additionally, we monitor counterparty credit risk exposure on each contract to determine appropriate limits on our total credit exposure across all product types. We review our collateral positions on a daily basis and exchange collateral with our counterparties in accordance with standard ISDA documentation, central clearing rules, and other related agreements. We generally hold collateral in the form of cash and highly rated securities issued by the U.S. Treasury, government-sponsored enterprises, or GNMA. The cash collateral netted against derivative assets on the balance sheet totaled $222 million at September 30, 2016, $377 million at December 31, 2015, and $394 million at September 30, 2015. The cash collateral netted against derivative liabilities totaled $139 million at September 30, 2016, $5 million at December 31, 2015, and $14 million at September 30, 2015. The relevant agreements that allow us to access the central clearing organizations to clear derivative transactions are not considered to be qualified master netting agreements. Therefore, we cannot net derivative contracts or offset those contracts with related cash collateral with these counterparties. At September 30, 2016, we posted $750 million of cash collateral with clearing organizations and held $236 million of cash collateral from clearing organizations. At December 31, 2015, we posted $143 million of cash collateral with clearing organizations and held $6 million of cash collateral from clearing organizations. At September 30, 2015, we posted $112 million of cash collateral with clearing organizations and held $105 million of cash collateral from clearing organizations. This additional cash collateral is included in “short-term investments” and “NOW and money market deposit accounts” on the balance sheet.

The following table summarizes our largest exposure to an individual counterparty at the dates indicated.

in millions	September 30, 2016	December 31, 2015	September 30, 2015
Largest gross exposure (derivative asset) to an individual counterparty	$116	$158	$137
Collateral posted by this counterparty	55	85	55
Derivative liability with this counterparty	139	74	78
Collateral pledged to this counterparty	86	—	—
Net exposure after netting adjustments and collateral	8	(1)	4

The following table summarizes the fair value of our derivative assets by type at the dates indicated. These assets represent our gross exposure to potential loss after taking into account the effects of bilateral collateral and master netting agreements and other means used to mitigate risk.

in millions	September 30, 2016	December 31, 2015	September 30, 2015
Interest rate	$1,406	$628	$807
Foreign exchange	41	66	48
Commodity	74	298	328
Credit	1	4	4
Other	4	—	—
Derivative assets before collateral	1,526	996	1,187
Less: Related collateral	222	377	394
Total derivative assets	$1,304	$619	$793

We enter into derivative transactions with two primary groups: broker-dealers and banks, and clients. Since these groups have different economic characteristics, we have different methods for managing counterparty credit exposure and credit risk.

We enter into transactions with broker-dealers and banks for various risk management purposes. These types of transactions generally are high dollar volume. We generally enter into bilateral collateral and master netting agreements with these counterparties. We began clearing certain types of derivative transactions with these counterparties in June 2013, whereby the central clearing organizations become our counterparties subsequent to novation of the original derivative contracts. In addition, we began entering into derivative contracts through swap execution facilities during the first quarter of 2014. The swap clearing and swap trade execution requirements were mandated by the Dodd-Frank Act for the purpose of reducing counterparty credit risk and increasing transparency in the derivative market. At September 30, 2016, we had gross exposure of $702 million to broker-dealers and banks. We had net exposure of $461 million after the application of master netting agreements and cash collateral, where such qualifying agreements exist. We had net exposure of $397 million after considering $64 million of additional collateral held in the form of securities.

We enter into transactions with clients to accommodate their business needs. These types of transactions generally are low dollar volume. We generally enter into master netting agreements with these counterparties. In addition, we mitigate our overall portfolio exposure and market risk by buying and selling U.S. Treasuries and Eurodollar futures and entering into offsetting positions and other derivative contracts, sometimes with entities other than broker-dealers and banks. Due to the smaller size and magnitude of the individual contracts with clients, we generally do not exchange collateral in connection with these derivative transactions. To address the risk of default associated with the uncollateralized contracts, we have established a credit valuation adjustment (included in “derivative assets”) in the amount of $11 million at September 30, 2016, which we estimate to be the potential future losses on amounts due from client counterparties in the event of default. At September 30, 2016, we had gross exposure of $902 million to client counterparties and other entities that are not broker-dealers or banks for derivatives that have associated master netting agreements. We had net exposure of $843 million on our derivatives with these counterparties after the application of master netting agreements, collateral, and the related reserve.

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

The following table summarizes the fair value of our credit derivatives purchased and sold by type as of September 30, 2016, December 31, 2015, and September 30, 2015. The fair value of credit derivatives presented below does not take into account the effects of bilateral collateral or master netting agreements.

	September 30, 2016			December 31, 2015			September 30, 2015
in millions	Purchased	Sold	Net	Purchased	Sold	Net	Purchased	Sold	Net
Single-name credit default swaps	$(2)	—	$(2)	$(3)	—	$(3)	$(2)	—	$(2)
Traded credit default swap indices	(1)	—	(1)	4	—	4	4	—	4
Other (a)	1	—	1	—	$(1)	(1)	—	—	—
Total credit derivatives	$(2)	—	$(2)	$1	$(1)	—	$2	—	$2

(a)	As of September 30, 2016, and September 30, 2015, the fair value of other credit derivatives sold totaled less than $1 million, respectively.

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

The following table provides information on the types of credit derivatives sold by us and held on the balance sheet at September 30, 2016, December 31, 2015, and September 30, 2015. The notional amount represents the maximum amount that the seller could be required to pay. The payment/performance risk assessment is based on the default probabilities for the underlying reference entities’ debt obligations using a Moody’s credit ratings matrix known as Moody’s “Idealized” Cumulative Default Rates. The payment/performance risk shown in the table represents a weighted-average of the default probabilities for all reference entities in the respective portfolios. These default probabilities are directly correlated to the probability that we will have to make a payment under the credit derivative contracts.

	September 30, 2016			December 31, 2015			September 30, 2015
dollars in millions	Notional Amount	Average Term (Years)	Payment / Performance Risk	Notional Amount	Average Term (Years)	Payment / Performance Risk	Notional Amount	Average Term (Years)	Payment / Performance Risk
Other	$34	13.20	8.65%	$5	2.67	14.46%	$9	2.95	7.45%
Total credit derivatives sold	$34	—	—	$5	—	—	$9	—	—

Credit Risk Contingent Features

We have entered into certain derivative contracts that require us to post collateral to the counterparties when these contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to our long-term senior unsecured credit ratings with Moody’s and S&P. Collateral requirements also are based on minimum transfer amounts, which are specific to each Credit Support Annex (a component of the ISDA Master Agreement) that we have signed with the counterparties. In a limited number of instances, counterparties have the right to terminate their ISDA Master Agreements with us if our ratings fall below a certain level, usually investment-grade level (i.e., “Baa3” for Moody’s and “BBB-” for S&P). At September 30, 2016, KeyBank’s rating was “A3” with Moody’s and “A-” with S&P, and KeyCorp’s rating was “Baa1” with Moody’s and “BBB+” with S&P. As of September 30, 2016, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our ratings) held by KeyBank that were in a net liability position totaled $257 million, which includes $228 million in derivative assets and $485 million in derivative liabilities. We had $261 million in cash and securities collateral posted to cover those positions as of September 30, 2016. The aggregate fair value of all derivative contracts with credit risk contingent features held by KeyCorp as of September 30, 2016, that were in a net liability position totaled $12 million, which consists solely of derivative liabilities. We had $12 million in collateral posted to cover those positions as of September 30, 2016. As of September 30, 2016, the aggregate fair value of all derivative contracts acquired through the First Niagara acquisition with credit risk contingent features that were in a net liability position totaled $23 million, which includes less than $1 million of derivative assets with the remaining balance comprised of derivative liabilities. We had $23 million in collateral posted to cover these positions as of September 30, 2016.

The following table summarizes the additional cash and securities collateral that KeyBank would have been required to deliver under the ISDA Master Agreements had the credit risk contingent features been triggered for the derivative contracts in a net liability position as of September 30, 2016, December 31, 2015, and September 30, 2015. The additional collateral amounts were calculated based on scenarios under which KeyBank’s ratings are downgraded one, two, or three ratings as of September 30, 2016, December 31, 2015, and September 30, 2015, and take into account all collateral already posted. A similar calculation was performed for KeyCorp, and no additional collateral would have been required as of September 30, 2016, December 31, 2015, or September 30, 2015. No additional cash or securities collateral would have been required to be delivered for the derivative contracts in a net liability position under the ISDA Master Agreements acquired through the First Niagara acquisition had the credit risk contingent features of these contracts been triggered as of September 30, 2016. For more information about the credit ratings for KeyBank and KeyCorp, see the discussion under the heading “Factors affecting liquidity” in the section entitled “Liquidity risk management” in Item 2 of this report.

	September 30, 2016		December 31, 2015		September 30, 2015
in millions	Moody’s	S&P	Moody’s	S&P	Moody’s	S&P
KeyBank’s long-term senior unsecured credit ratings	A3	A-	A3	A-	A3	A-
One rating downgrade	$2	$2	$2	$2	$4	$4
Two rating downgrades	2	2	2	2	5	5
Three rating downgrades	2	2	4	4	6	6

KeyBank’s long-term senior unsecured credit rating was four ratings above noninvestment grade at Moody’s and S&P as of September 30, 2016, December 31, 2015, and September 30, 2015. If KeyBank’s ratings had been downgraded below investment grade as of September 30, 2016, December 31, 2015, or September 30, 2015, payments of up to $3 million, $5 million, and $7 million, respectively, would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted. If KeyCorp’s ratings had been downgraded below investment grade as of September 30, 2016, December 31, 2015, and September 30, 2015, payments of less than $1 million would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted, and no additional payments would have been required for those contracts in a net liability position acquired through the First Niagara acquisition.

9. Mortgage Servicing Assets

We originate and periodically sell commercial and residential mortgage loans but continue to service those loans for the buyers. We also may purchase the right to service commercial mortgage loans for other lenders. We record a servicing asset if we purchase or retain the right to service loans in exchange for servicing fees that exceed the going market servicing rate and are considered more than adequate compensation for servicing. Commercial and residential mortgage servicing assets are recorded as a component of “accrued income and other assets” on the balance sheet.

Commercial

Changes in the carrying amount of commercial mortgage servicing assets are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
in millions	2016	2015	2016	2015
Balance at beginning of period	$323	$329	$321	$323
Servicing retained from loan sales	31	11	53	39
Purchases	3	4	15	29
Amortization	(21)	(24)	(53)	(71)
Balance at end of period	$336	$320	$336	$320
Fair value at end of period	$416	$427	$416	$427

The fair value of commercial mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The range and weighted-average of the significant unobservable inputs used to fair value our commercial mortgage servicing assets at September 30, 2016, December 31, 2015, and September 30, 2015, along with the valuation techniques, are shown in the following table:

September 30, 2016	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
dollars in millions
Commercial mortgage servicing assets	Discounted cash flow	Prepayment speed	1.60 - 20.40% (3.70%)
		Expected defaults	1.00 - 3.00% (1.50%)
		Residual cash flows discount rate	7.00 - 12.10% (7.90%)
		Escrow earn rate	0.80 - 2.60% (2.00%)
		Servicing cost	$150 - $2,700 ($1,163)
		Loan assumption rate	0.00 - 3.00% (1.18%)
		Percentage late	0.00 - 2.00% (0.35%)

December 31, 2015	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
dollars in millions
Commercial mortgage servicing assets	Discounted cash flow	Prepayment speed	1.90 - 17.20% (4.60%)
		Expected defaults	1.00 - 3.00% (1.70%)
		Residual cash flows discount rate	7.00 - 15.00% (7.80%)
		Escrow earn rate	1.00 - 3.50% (2.30%)
		Servicing cost	$150 - $2,700 ($1,215)
		Loan assumption rate	0.00 - 3.00% (1.34%)
		Percentage late	0.00 - 2.00% (0.33%)

September 30, 2015	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
dollars in millions
Commercial mortgage servicing assets	Discounted cash flow	Prepayment speed	1.70 - 16.30% (4.90%)
		Expected defaults	1.00 - 3.00% (1.70%)
		Residual cash flows discount rate	7.00 - 15.00% (7.80%)
		Escrow earn rate	0.90 - 3.50% (2.30%)
		Servicing cost	$150 - $2,719 ($1,151)
		Loan assumption rate	0.00 - 3.00% (1.37%)
		Percentage late	0.00 - 2.00% (0.33%)

If these economic assumptions change or prove incorrect, the fair value of commercial mortgage servicing assets may also change. Expected credit losses, escrow earn rates, and discount rates are critical to the valuation of commercial servicing assets. Estimates of these assumptions are based on how a market participant would view the respective rates and reflect historical data associated with the loans, industry trends, and other considerations. Actual rates may differ from those estimated due to changes in a variety of economic factors. A decrease in the value assigned to the escrow earn rates would cause a decrease in the fair value of our commercial mortgage servicing assets. An increase in the assumed default rates of commercial mortgage loans or an increase in the assigned discount rates would cause a decrease in the fair value of our commercial mortgage servicing assets.

We have elected to account for commercial servicing assets using the amortization method. The amortization of commercial servicing assets is determined in proportion to, and over the period of, the estimated net servicing income. The amortization of commercial servicing assets for each period, as shown in the table at the beginning of this note, is recorded as a reduction to contractual fee income. The contractual fee income from servicing commercial mortgage loans totaled $101 million for the nine-month period ended September 30, 2016, and $104 million for the nine-month period ended September 30, 2015. This fee income was offset by $66 million of amortization for the nine-month period ended September 30, 2016, and $71 million for the nine-month period ended September 30, 2015. Both the contractual fee income and the amortization are recorded, net, in “mortgage servicing fees” on the income statement.

Additional information pertaining to the accounting for commercial mortgage and other servicing assets is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Servicing Assets” on page 127 of our 2015 Form 10-K.

Residential

With the First Niagara acquisition, we acquired residential mortgage servicing assets with a fair value of $28 million as of the acquisition date. Activity for the three and nine months ended September 30, 2016, represents the period from the acquisition date of August 1, 2016, through September 30, 2016.

Changes in the carrying amount of residential mortgage servicing assets are summarized as follows:

	Three months ended	Nine months ended
in millions	September 30, 2016	September 30, 2016
Balance at beginning of period	—	—
Servicing retained from loan sales	$1	$1
Purchases	28	28
Amortization	(1)	(1)
Balance at end of period	$28	$28
Fair value at end of period	$29	$29

The fair value of mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The range and weighted-average of the significant unobservable inputs used to fair value our mortgage servicing assets at September 30, 2016, along with the valuation techniques, are shown in the following table:

September 30, 2016	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
dollars in millions
Residential mortgage servicing assets	Discounted cash flow	Prepayment speed	9.36 - 18.39% (11.81%)
		Discount rate	8.50 - 11.00% (8.55%)
		Servicing cost	$76 - $3,335 ($82.17)

If these economic assumptions change or prove incorrect, the fair value of residential mortgage servicing assets may also change. Prepayment speed, discount rates, and servicing cost are critical to the valuation of servicing assets. Estimates of these assumptions are based on how a market participant would view the respective rates and reflect historical data associated with the loans, industry trends, and other considerations. Actual rates may differ from those estimated due to changes in a variety of economic factors. An increase in the prepayment speed would cause a negative impact on the fair value of our residential mortgage servicing assets. An increase in the assigned discount rates and servicing cost assumptions would cause a decrease in the fair value of our residential mortgage servicing assets.

We have elected to account for residential servicing assets using the amortization method. The amortization of residential servicing assets is determined in proportion to, and over the period of, the estimated net residential servicing income. The amortization of servicing assets for September 30, 2016, as shown in the table above, is recorded as a reduction to contractual fee income. The contractual fee income from servicing residential mortgage loans totaled $3 million for the nine-month period ended September 30, 2016. This fee income was offset by $1 million of amortization for the nine-month period ended September 30, 2016. Both the contractual fee income and the amortization are recorded, net, in “mortgage servicing fees” on the income statement.

10. Variable Interest Entities

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

Our maximum exposure to loss in connection with these partnerships consists of our unamortized investment balance plus any unfunded equity commitments and tax credits claimed but subject to recapture. We had $1.2 billion, $1.1 billion, and $1 billion of investments in LIHTC operating partnerships at September 30, 2016, December 31, 2015, and September 30, 2015, respectively. These investments are recorded in “accrued income and other assets” on our balance sheet. We do not have any loss reserves recorded related to these investments because we believe the likelihood of any loss is remote. For all legally binding unfunded equity commitments, we increase our recognized investment and recognize a liability. As of September 30, 2016, December 31, 2015, and September 30, 2015, we had liabilities of $479 million, $410 million, and $347 million, respectively, related to investments in qualified affordable housing projects, which are recorded in “accrued expenses and other liabilities” on our balance sheet. We continue to invest in these LIHTC operating partnerships.

The assets and liabilities presented in the table below convey the size of KCDC’s direct and indirect investments at September 30, 2016, December 31, 2015, and September 30, 2015. As these investments represent unconsolidated VIEs, the assets and liabilities of the investments themselves are not recorded on our balance sheet. During 2015, we noted that not all of KCDC’s unconsolidated VIEs were captured in the table below. As a result, the amounts in the table were revised to incorporate all of KCDC’s unconsolidated VIEs for the quarter ended September 30, 2015. Because our LIHTC investments were appropriately accounted for, these revisions did not impact our financial condition or results of operations for the quarter ended September 30, 2015.

	Unconsolidated VIEs
in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
September 30, 2016
LIHTC investments	$4,852	$2,105	$1,445
December 31, 2015
LIHTC investments	$4,914	$1,368	$1,332
September 30, 2015
LIHTC investments	$3,605	$727	$1,205

We amortize our LIHTC investments over the period that we expect to receive the tax benefits. During the first nine months of 2016, we recognized $96 million of amortization and $98 million of tax credits associated with these investments within “income taxes” on our income statement. During the first nine months of 2015, we recognized $85 million of amortization and $99 million of tax credits associated with these investments within “income taxes” on our income statement.

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
Our maximum exposure to loss associated with indirect principal investments consists of the investments’ fair value plus any unfunded equity commitments. The fair value of our indirect principal investments totaled $173 million, $235 million, and $271 million at September 30, 2016, December 31, 2015, and September 30, 2015, respectively. These investments are recorded in “other investments” on our balance sheet. Additional information on indirect principal investments is provided in Note 6 (“Fair Value Measurements”). The table below reflects the size of the private equity funds in which KCC was invested as well as our maximum exposure to loss in connection with these investments at September 30, 2016.

	Unconsolidated VIEs
in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
September 30, 2016
KCC indirect investments	$32,808	$201	$215

Other unconsolidated VIEs. We are involved with other various entities in the normal course of business that we have determined to be VIEs. We have determined that we are not the primary beneficiary of these partnerships because the general partners have the power to direct the activities that most significantly impact their economic performance. Our assets associated with these unconsolidated VIEs totaled $180 million at September 30, 2016, $176 million at December 31, 2015, and $203 million at September 30, 2015, and primarily consisted of our investments in these entities. These assets are recorded in “accrued income and other assets,” “other investments,” and “securities available for sale” on our balance sheet. We had liabilities totaling $4 million associated with these unconsolidated VIEs at September 30, 2016, and less than $1 million at both December 31, 2015, and September 30, 2015. These liabilities are recorded in “accrued expenses and other liabilities” on our balance sheet.

Consolidated VIEs. Through our principal investing entity, KPP, we have formed and funded operating entities that provide management and other related services to our investment company funds, which directly invest in portfolio companies. In return for providing services to our direct investment funds, these entities’ receive a minority equity interest in the funds. This minority equity ownership is recorded at fair value on the entities’ financial statements. Additional information on our direct principal investments is provided in Note 6 (“Fair Value Measurements”). While other equity investors manage the daily operations of these entities, we retain the power, through voting rights, to direct the activities of the entities that most significantly impact their economic performance. In addition, we have the obligation to absorb losses and the right to receive residual returns that could potentially be significant to these entities. As a result, we have determined that we are the primary beneficiary of these funds and have consolidated them since formation. The assets of these KPP entities that can only be used to settle the entities’ obligations totaled $3 million at September 30, 2016, and $7 million at December 31, 2015, and September 30, 2015, respectively. These assets are recorded in “cash and due from banks” and “accrued income and other assets” on our balance sheet. The entities had no, liabilities at September 30, 2016, December 31, 2015, and September 30, 2015, and other equity investors have no recourse to our general credit.

11. Income Taxes
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

The effective tax rate, which is the provision for income taxes as a percentage of income from continuing operations before income taxes, was 9.1% for the third quarter of 2016 and 24.4% for the third quarter of 2015. The effective tax rates are below our combined federal and state statutory tax rate of 37.2% primarily due to income from investments in tax-advantaged assets such as corporate-owned life insurance and credits associated with renewable energy and low-income housing investments. The tax rate for the third quarter of 2016 was also significantly reduced due to merger and integration expenses of $207 million. Excluding those expenses, the tax rate for the third quarter of 2016 was 23.4%.

Deferred Tax Asset

At September 30, 2016, from continuing operations, we had a net deferred tax asset of $488 million, compared to a net deferred tax asset of $95 million at December 31, 2015, and a net deferred tax asset of $216 million at September 30, 2015, included in “accrued income and other assets” on the balance sheet. At September 30, 2016, deferred tax assets were impacted by the First Niagara acquisition including certain purchase accounting adjustments and changes in market conditions that impact the mark to market deferred tax adjustment on securities.

To determine the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded, we conduct a quarterly assessment of all available evidence. This evidence includes, but is not limited to, taxable income in prior periods, projected future taxable income, and projected future reversals of deferred tax items. These assessments involve a degree of subjectivity and may undergo change. Based on these criteria, we had a valuation allowance of $35 million at September 30, 2016, and less than $1 million at both December 31, 2015, and September 30, 2015. The valuation allowance is associated with certain state net operating loss carryforwards, state credit carryforwards, and federal and state capital loss carryforwards. The $35 million increase in the valuation allowance at September 30, 2016, is attributable to federal and state capital loss carryforwards acquired in the First Niagara acquisition.

Unrecognized Tax Benefits

As permitted under the applicable accounting guidance for income taxes, it is our policy to recognize interest and penalties related to unrecognized tax benefits in income tax expense.

At September 20, 2016, Key's unrecognized tax benefits were $48 million. Unrecognized tax benefits acquired in the First Niagara acquisition were $28 million.

Pre-1988 Bank Reserves acquired in a business combination

In connection with the First Niagara acquisition, at September 30, 2016, the retained earnings of First Niagara Bank had approximately $92 million of allocated bad debt deductions for which no income taxes have been recorded. Under current federal law, these reserves are subject to recapture into taxable income if First Niagara Bank, or any successor, fails to maintain its bank status under the Internal Revenue Code or makes non-dividend distributions or distributions greater than its accumulated earnings and profits. No deferred tax liability has been established as these events are not expected to occur in the foreseeable future.

12. Acquisition, Divestiture, and Discontinued Operations

Acquisition

First Niagara Financial Group, Inc. As previously disclosed, on October 30, 2015, KeyCorp entered into a definitive agreement and plan of merger (“Agreement”) to acquire all of the outstanding capital stock of First Niagara, headquartered in Buffalo, New York. On August 1, 2016, First Niagara merged with and into KeyCorp, with KeyCorp as the surviving entity. The total consideration for the transaction was approximately $4.0 billion. Under the terms of the Agreement, at the effective time of the merger, each share of First Niagara common stock was converted into the right to receive (i) 0.680 of a share of KeyCorp common stock and (ii) $2.30 in cash. The exchange ratio of KeyCorp stock for First Niagara stock was fixed per the Agreement and did not adjust based on changes in KeyCorp’s share trading price. First Niagara equity awards outstanding immediately prior to the effective time of the merger were converted into equity awards for KeyCorp common stock as provided in the Agreement. Each share of First Niagara’s Fixed-to-Floating Rate Perpetual Non-Cumulative Preferred Stock, Series B, was converted into a share of a newly created series of preferred stock of KeyCorp having substantially the same terms as First Niagara’s preferred stock. For more information on the acquisition, see Note 2 ("Business Combination").

On October 7, 2016, First Niagara Bank merged with and into KeyBank, with KeyBank as the surviving entity. Systems and client conversion also occurred during the fourth quarter of 2016 in connection with the bank merger.

Divestiture

On September 9, 2016, KeyCorp sold to Northwest Bank, a wholly-owned subsidiary of Northwest Bancshares, Inc., 18 branches in the Buffalo, New York market. The branches were divested in connection with the merger between First Niagara and KeyCorp and pursuant to an agreement with the United States Department of Justice and commitments to the Board of Governors of the Federal Reserve System following a customary antitrust review in connection with the merger. The divestiture included $439 million of loans and $1.6 billion of deposits associated with the 18 branches.

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
The components of “income (loss) from discontinued operations, net of taxes” for the education lending business are as follows:

	Three months ended September 30,		Nine months ended September 30,
in millions	2016	2015	2016	2015
Net interest income	$6	$9	$20	$29
Provision for credit losses	1	7	3	9
Net interest income after provision for credit losses	5	2	17	20
Noninterest income	1	(2)	4	1
Noninterest expense	4	5	13	13
Income (loss) before income taxes	2	(5)	8	8
Income taxes	1	(2)	3	3
Income (loss) from discontinued operations, net of taxes (a)	$1	$(3)	$5	$5

(a)
Includes after-tax charges of $6 million and $7 million for the three-month periods ended September 30, 2016, and September 30, 2015, respectively, and $18 million for both the nine-month periods ended September 30, 2016, and September 30, 2015, determined by applying a matched funds transfer pricing methodology to the liabilities assumed necessary to support the discontinued operations.

The discontinued assets of our education lending business included on the balance sheet are as follows. There were no discontinued liabilities for the periods presented below.

in millions	September 30, 2016	December 31, 2015	September 30, 2015
Held-to-maturity securities	$1	$1	$1
Portfolio loans at fair value	3	4	—
Loans, net of unearned income (a)	1,625	1,824	1,891
Less: Allowance for loan and lease losses	18	28	23
Net loans	1,610	1,800	1,868
Portfolio loans held for sale at fair value	—	—	169
Accrued income and other assets	28	30	33
Total assets	$1,639	$1,831	$2,071

(a)	At September 30, 2016, December 31, 2015, and September 30, 2015, unearned income was less than $1 million.

The discontinued education lending business consisted of loans in portfolio (recorded at fair value) and loans in portfolio (recorded at carrying value with appropriate valuation reserves). As of September 30, 2015, we decided to sell the portfolio loans that are recorded at fair value, which were subsequently sold during the fourth quarter of 2015.

At September 30, 2016, education loans included 2,145 TDRs with a recorded investment of approximately $22 million (pre-modification and post-modification). A specifically allocated allowance of $2 million was assigned to these loans as of September 30, 2016. At December 31, 2015, education loans included 1,901 TDRs with a recorded investment of approximately $21 million (pre-modification and post-modification). A specifically allocated allowance of $2 million was assigned to these loans as of December 31, 2015. At September 30, 2015, education loans included 1,845 TDRs with a recorded investment of approximately $20 million (pre-modification and post-modification). A specifically allocated allowance of $2 million was assigned to these loans at September 30, 2015. There have been no significant payment defaults. There are no significant commitments outstanding to lend additional funds to these borrowers. Additional information regarding TDR classification and ALLL methodology is provided in Note 5 (“Asset Quality”).

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

In June 2015, we transferred $179 million of loans that were previously purchased from three of the outstanding securitization trusts pursuant to the legal terms of those particular trusts to held for sale and accounted for them at fair value. These portfolio loans held for sale were valued based on indicative bids to sell the loans. These portfolio loans were previously valued using an internal discounted cash flow model, which was affected by assumptions for defaults, loss severity, discount rates, and prepayments. These loans were considered Level 3 assets since we relied on unobservable inputs when determining their fair value. Our valuation process for these loans prior to June 2015 is discussed in more detail below. On October 29, 2015, government-guaranteed loans were sold for $117 million. On December 8, 2015, private loans were sold for $45 million. The gain on the sales of these loans was $1 million. The remaining portfolio loans held for sale, totaling $4 million, were reclassified to portfolio loans at fair value at December 31, 2015. Portfolio loans accounted for at fair value were $3 million at September 30, 2016.

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

The following table shows the significant unobservable inputs used to measure the fair value of the portfolio loans accounted for at fair value as of September 30, 2016, December 31, 2015, and September 30, 2015:

September 30, 2016	Fair Value of Level 3 Assets and Liabilities	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
dollars in millions
Portfolio loans accounted for at fair value	$3	Market approach	Indicative bids	84.50-104.00%

December 31, 2015	Fair Value of Level 3 Assets and Liabilities	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
dollars in millions
Portfolio loans accounted for at fair value	$4	Market approach	Indicative bids	84.50-104.00%

September 30, 2015	Fair Value of Level 3 Assets and Liabilities	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
dollars in millions
Portfolio loans held for sale accounted for at fair value	$169	Market approach	Indicative bids	84.50-104.00%

The following table shows the principal and fair value amounts for our portfolio loans at carrying value and portfolio loans at fair value at September 30, 2016, December 31, 2015, and September 30, 2015. Our policies for determining past due loans, placing loans on nonaccrual, applying payments on nonaccrual loans, and resuming accrual of interest are disclosed in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Nonperforming Loans” beginning on page 121 of our 2015 Form 10-K.

	September 30, 2016		December 31, 2015		September 30, 2015
in millions	Principal	Fair Value	Principal	Fair Value	Principal	Fair Value
Portfolio loans at carrying value
Accruing loans past due 90 days or more	$23	N/A	$26	N/A	$26	N/A
Loans placed on nonaccrual status	5	N/A	8	N/A	8	N/A
Portfolio loans at fair value
Accruing loans past due 90 days or more	—	—	$1	$1	—	—
Portfolio loans held for sale at fair value
Accruing loans past due 90 days or more	—	—	—	—	$5	$4

The following table shows the portfolio loans at fair value and their related contractual amounts as of September 30, 2016, December 31, 2015, and September 30, 2015.

	September 30, 2016		December 31, 2015		September 30, 2015
in millions	Contractual Amount	Fair Value	Contractual Amount	Fair Value	Contractual Amount	Fair Value
ASSETS
Portfolio loans	$3	$3	$4	$4	—	—
Portfolio loans held for sale	—	—	—	—	$173	$169

The following tables present the assets of the portfolio loans measured at fair value on a recurring basis at September 30, 2016, December 31, 2015, and September 30, 2015.

September 30, 2016
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

The following table shows the change in the fair values of the Level 3 portfolio loans held for sale, portfolio loans, and consolidated education loan securitization trusts for the three- and nine-month periods ended September 30, 2016, and September 30, 2015.

in millions	Portfolio Student Loans Held For Sale	Portfolio Student Loans
Balance at December 31, 2015	—	$4
Settlements	—	(1)
Balance at September 30, 2016 (a)	—	$3

Balance at June 30, 2016	—	$3
Settlements	—	—
Balance at September 30, 2016 (a)	—	$3

Balance at December 31, 2014	—	$191
Gains (losses) recognized in earnings(b)	$(4)	1
Settlements	(6)	(13)
Loans transferred to held for sale	179	(179)
Balance at September 30, 2015 (a)	$169	—

Balance at June 30, 2015	$179	—
Gains (losses) recognized in earnings(b)	(4)	—
Settlements	(6)	—
Loans transferred to held for sale	—	—
Balance at September 30, 2015 (a)	$169	—

(a)
There were no purchases, sales, issuances, gains (losses) recognized in earnings, transfers into Level 3, or transfers out of Level 3 for the three- and nine-month periods ended September 30, 2016. There were no purchases, sales, issuances, transfers into Level 3, or transfers out of Level 3 for the three- and nine-month periods ended and September 30, 2015.

(b)	Gains (losses) were driven primarily by fair value adjustments.

Austin Capital Management, Ltd. In April 2009, we decided to wind down the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers. As a result, we have accounted for this business as a discontinued operation.

There was no income related to Austin for the three- and nine-month periods ended September 30, 2016, and September 30, 2015.

The discontinued assets of Austin included on the balance sheet are as follows. There were no discontinued liabilities for the periods presented below.

in millions	September 30, 2016	December 31, 2015	September 30, 2015
Cash and due from banks	$15	$15	$15
Total assets	$15	$15	$15

Combined discontinued operations. The combined results of the discontinued operations are as follows:

	Three months ended September 30,		Nine months ended September 30,
in millions	2016	2015	2016	2015
Net interest income	$6	$9	$20	$29
Provision for credit losses	1	7	3	9
Net interest income after provision for credit losses	5	2	17	20
Noninterest income	1	(2)	4	1
Noninterest expense	4	5	13	13
Income (loss) before income taxes	2	(5)	8	8
Income taxes	1	(2)	3	3
Income (loss) from discontinued operations, net of taxes (a)	$1	$(3)	$5	$5

(a)
Includes after-tax charges of $6 million and $7 million for the three-month periods ended September 30, 2016, and September 30, 2015, respectively, and $18 million for both the nine-month periods ended September 30, 2016, and September 30, 2015, determined by applying a matched funds transfer pricing methodology to the liabilities assumed necessary to support the discontinued operations.

The combined assets of the discontinued operations are as follows. There were no discontinued liabilities for the periods presented below.

in millions	September 30, 2016	December 31, 2015	September 30, 2015
Cash and due from banks	$15	$15	$15
Held-to-maturity securities	1	1	1
Portfolio loans at fair value	3	4	—
Loans, net of unearned income (a)	1,625	1,824	1,891
Less: Allowance for loan and lease losses	18	28	23
Net loans	1,610	1,800	1,868
Portfolio loans held for sale at fair value	—	—	169
Accrued income and other assets	28	30	33
Total assets	$1,654	$1,846	$2,086

(a)	At September 30, 2016, December 31, 2015, and September 30, 2015, unearned income was less than $1 million.

13. Securities Financing Activities

In connection with the August 1, 2016, acquisition of First Niagara, we began to enter into repurchase agreements to finance overnight interest paid on acquired customer sweep deposits. We also continue to enter into repurchase and reverse repurchase agreements and to settle other securities obligations. We account for these securities financing agreements as collateralized financing transactions. Repurchase and reverse repurchase agreements are recorded on the balance sheet at the amounts that the securities will be subsequently sold or repurchased. Securities borrowed transactions are recorded on the balance sheet at the amounts of cash collateral advanced. While our securities financing agreements incorporate a right of set off, the assets and liabilities are reported on a gross basis. Reverse repurchase agreements and securities borrowed transactions are included in “short-term investments” on the balance sheet; repurchase agreements are included in “federal funds purchased and securities sold under repurchase agreements.”

The following table summarizes our securities financing agreements at September 30, 2016, December 31, 2015, and September 30, 2015:

	September 30, 2016
in millions	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts
Offsetting of financial assets:
Reverse repurchase agreements	$9	$(9)	—	—
Total	$9	$(9)	—	—

Offsetting of financial liabilities:
Repurchase agreements (c)	$318	$(9)	$(309)	—
Total	$318	$(9)	$(309)	—

	December 31, 2015
in millions	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts
Offsetting of financial assets:
Reverse repurchase agreements	$1	—	$(1)	—
Total	$1	—	$(1)	—

Offsetting of financial liabilities:
Repurchase agreements (c)	—	—	—	—
Total	—	—	—	—

	September 30, 2015
in millions	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts
Offsetting of financial assets:
Reverse repurchase agreements	$4	$(4)	—	—
Total	$4	$(4)	—	—

Offsetting of financial liabilities:
Repurchase agreements (c)	$6	$(4)	$(2)	—
Total	$6	$(4)	$(2)	—

(a)	Netting adjustments take into account the impact of master netting agreements that allow us to settle with a single counterparty on a net basis.

(b)
These adjustments take into account the impact of bilateral collateral agreements that allow us to offset the net positions with the related collateral. The application of collateral cannot reduce the net position below zero. Therefore, excess collateral, if any, is not reflected above.

(c)
Repurchase agreements are collateralized by Federal Agency CMOs and U.S. Treasury securities and contracted on an overnight basis. These securities are reported in "securities available for sale" on our balance sheet.

As of September 30, 2016, assets pledged as collateral against acquired First Niagara repurchase agreements totaled $309 million and were comprised solely of Federal Agency CMOs. Collateral related to the acquired repurchase agreements is posted to a third-party custodian and cannot be sold or repledged by the secured party. The risk related to a decline in the market value of collateral pledged is minimal given the collateral's high credit quality and the overnight duration of the repurchase agreements acquired from First Niagara.

Like other financing transactions, securities financing agreements contain an element of credit risk. To mitigate and manage credit risk exposure, we generally enter into master netting agreements and other collateral arrangements that give us the right, in the event of default, to liquidate collateral held and to offset receivables and payables with the same counterparty. Additionally, we establish and monitor limits on our counterparty credit risk exposure by product type. For the reverse repurchase agreements, we monitor the value of the underlying securities we received from counterparties and either request additional collateral or return a portion of the collateral based on the value of those securities. We generally hold collateral in the form of highly rated securities issued by the U.S. Treasury and fixed income securities. In addition, we may need to provide collateral to counterparties under our repurchase agreements. With the exception of collateral pledged against acquired First Niagara repurchase agreements, the collateral we pledge and receive can generally be sold or repledged by the secured parties.

14. Employee Benefits

Pension Plans

Effective December 31, 2009, we amended our cash balance pension plan and other defined benefit plans to freeze all benefit accruals and close the plans to new employees. We will continue to credit participants’ existing account balances for interest until they receive their plan benefits. We changed certain pension plan assumptions after freezing the plans. First Niagara had two frozen defined benefit plans both of which provide benefits based upon length of service and compensation levels. The two First Niagara plans merged into another defined benefit plan maintained by Key to form the KeyCorp Consolidated Plan, effective September 30, 2016.

The components of net pension cost (benefit) for all funded and unfunded plans are as follows:

	Three months ended September 30,		Nine months ended September 30,
in millions	2016	2015	2016	2015
Interest cost on PBO	$10	$10	$31	$30
Expected return on plan assets	(13)	(14)	(39)	(42)
Amortization of losses	4	4	12	13
Settlement loss	—	19	—	19
Net pension cost	$1	$19	$4	$20

Other Postretirement Benefit Plans

We sponsor a retiree healthcare plan that all employees age 55 with 5 years of service (or employees age 50 with 15 years of service who are terminated under conditions that entitle them to a severance benefit) are eligible to participate. Participant contributions are adjusted annually. We may provide a subsidy toward the cost of coverage for certain employees hired before 2001 with a minimum of 15 years of service at the time of termination. We use a separate VEBA trust to fund the retiree healthcare plan.

The components of net postretirement benefit cost for all funded and unfunded plans are as follows:

	Three months ended September 30,		Nine months ended September 30,
in millions	2016	2015	2016	2015
Service Cost	$1	—	$1	—
Interest cost on APBO	—	$1	2	$3
Expected return on plan assets	—	(1)	(2)	(2)
Amortization of unrecognized prior service credit	(1)	—	(1)	(1)
Net postretirement benefit cost	—	—	—	—

15. Trust Preferred Securities Issued by Unconsolidated Subsidiaries

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

During the quarter, we redeemed $21 million of trust preferred securities that were acquired in the First Niagara acquisition.

The trust preferred securities, common stock, and related debentures are summarized as follows:

dollars in millions	Trust Preferred Securities, Net of Discount (a)	Common Stock	Principal Amount of Debentures, Net of Discount (b)	Interest Rate of Trust Preferred Securities and Debentures (c)	Maturity of Trust Preferred Securities and Debentures
September 30, 2016
KeyCorp Capital I	$156	$6	$162	1.386%	2028
KeyCorp Capital II	115	4	119	6.875	2029
KeyCorp Capital III	150	4	154	7.750	2029
Harleysville Statutory Trust I	5	—	5	10.200	2031
HNC Statutory Trust II	20	1	21	3.380	2034
HNC Statutory Trust III	18	1	19	2.217	2035
Willow Grove Statutory Trust I	18	1	19	2.160	2036
HNC Statutory Trust IV	16	1	17	2.037	2037
Alliance Capital Trust II	4	—	4	10.875	2030
Westbank Capital Trust II	7	—	7	3.047	2034
Westbank Capital Trust III	7	—	7	3.047	2034
Total	$516	$18	$534	4.797%	—

December 31, 2015	$408	$14	$422	4.961%	—

September 30, 2015	$412	$14	$426	4.968%	—

(a)
The trust preferred securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of trust preferred securities carries an interest rate identical to that of the related debenture. Certain trust preferred securities include basis adjustments related to fair value hedges totaling $81 million at September 30, 2016, $68 million at December 31, 2015, and $72 million at September 30, 2015. See Note 7 (“Derivatives and Hedging Activities”) for an explanation of fair value hedges.

(b)
We have the right to redeem these debentures. If the debentures purchased by KeyCorp Capital I, HNC Statutory Trust II, HNC Statutory Trust III, Willow Grove Statutory Trust I, HNC Statutory Trust IV, Westbank Capital Trust II, or Westbank Capital Trust III are redeemed before they mature, the redemption price will be the principal amount, plus any accrued but unpaid interest. If the debentures purchased by KeyCorp Capital II or KeyCorp Capital III are redeemed before they mature, the redemption price will be the greater of: (i) the principal amount, plus any accrued but unpaid interest, or (ii) the sum of the present values of principal and interest payments discounted at the Treasury Rate (as defined in the applicable indenture), plus 20 basis points for KeyCorp Capital II or 25 basis points for KeyCorp Capital III or 50 basis points in the case of redemption upon either a tax or a capital treatment event for either KeyCorp Capital II or KeyCorp Capital III, plus any accrued but unpaid interest. If the debentures purchased by Harleysville Statutory Trust I are redeemed before they mature, the redemption price will be an annually declining percentage of the principal amount, beginning at 105.10% of the principal amount for a redemption on or after February 22, 2011, and ending at 100% of the principal amount for a redemption on or after February 22, 2021, plus any accrued but unpaid interest. If the debentures purchased by Alliance Capital Trust II are redeemed before they mature, the redemption price will be an annually declining percentage of the principal amount, beginning at 105.438% of the principal amount for a redemption on or after March 8, 2010, and ending at 100% of the principal amount for a redemption on or after March 8, 2020, plus any accrued but unpaid interest. The principal amount of certain debentures includes basis adjustments related to fair value hedges totaling $81 million at September 30, 2016, $68 million at December 31, 2015, and $72 million at September 30, 2015. See Note 8 for an explanation of fair value hedges. The principal amount of debentures, net of discounts, is included in “long-term debt” on the balance sheet.

(c)
The interest rates for the trust preferred securities issued by KeyCorp Capital II, KeyCorp Capital III, Harleysville Statutory Trust I, and Alliance Capital Trust II are fixed. The trust preferred securities issued by KeyCorp Capital I have a floating interest rate, equal to three-month LIBOR plus 74 basis points, that reprices quarterly. The trust preferred securities issued by HNC Statutory Trust II have a floating interest rate, equal to three-month LIBOR plus 270 basis points, that reprices quarterly. The trust preferred securities issued by HNC Statutory Trust III have a floating interest rate, equal to three-month LIBOR plus 140 basis points, that reprices quarterly. The trust preferred securities issued by Willow Grove Statutory Trust I have a floating interest rate, equal to three-month LIBOR plus 131 basis points, that reprices quarterly. The trust preferred securities issued by HNC Statutory Trust IV have a floating interest rate, equal to three-month LIBOR plus 128 basis points, that reprices quarterly. The trust preferred securities issued by Westbank Capital Trust II and Westbank Capital Trust III each have a floating interest rate, equal to three-month LIBOR plus 219 basis points, that reprices quarterly.  The total interest rates are weighted-average rates.

16. Contingent Liabilities and Guarantees

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

Guarantees

We are a guarantor in various agreements with third parties. The following table shows the types of guarantees that we had outstanding at September 30, 2016. Information pertaining to the basis for determining the liabilities recorded in connection with these guarantees is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Guarantees” beginning on page 130 of our 2015 Form 10-K.

September 30, 2016	Maximum Potential Undiscounted Future Payments	Liability Recorded
in millions
Financial guarantees:
Standby letters of credit	$11,238	$61
Recourse agreement with FNMA	2,252	4
Residential mortgage reserve	1,230	5
Return guarantee agreement with LIHTC investors	3	3
Written put options (a)	2,521	38
Total	$17,244	$111

(a)	The maximum potential undiscounted future payments represent notional amounts of derivatives qualifying as guarantees.

We determine the payment/performance risk associated with each type of guarantee described below based on the probability that we could be required to make the maximum potential undiscounted future payments shown in the preceding table. We use a scale of low (0% to 30% probability of payment), moderate (greater than 30% to 70% probability of payment), or high (greater than 70% probability of payment) to assess the payment/performance risk, and have determined that the payment/performance risk associated with each type of guarantee outstanding at September 30, 2016, is low.

Standby letters of credit. KeyBank issues standby letters of credit to address clients’ financing needs. These instruments obligate us to pay a specified third party when a client fails to repay an outstanding loan or debt instrument or fails to perform some contractual nonfinancial obligation. Any amounts drawn under standby letters of credit are treated as loans to the client; they bear interest (generally at variable rates) and pose the same credit risk to us as a loan. At September 30, 2016, our standby letters of credit had a remaining weighted-average life of 1 year, with remaining actual lives ranging from less than one year to as many as 10 years.

Recourse agreement with FNMA. We participate as a lender in the FNMA Delegated Underwriting and Servicing program. FNMA delegates responsibility for originating, underwriting, and servicing mortgages, and we assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan that we sell to FNMA. We maintain a reserve for such potential losses in an amount that we believe approximates the fair value of our liability. At September 30, 2016, the outstanding commercial mortgage loans in this program had a weighted-average remaining term of 7.5 years, and the unpaid principal balance outstanding of loans sold by us as a participant was $7.7 billion. The maximum potential amount of undiscounted future payments that we could be required to make under this program, as shown in the preceding table, is equal to approximately 29% of the principal balance of loans outstanding at September 30, 2016. If we are required to make a payment, we would have an interest in the collateral underlying the related commercial mortgage loan; any loss we incur could be offset by the amount of any recovery from the collateral.

Residential Mortgage Banking
We often originate and sell residential mortgage loans with servicing retained. Our loan sales activity is generally conducted through loan sales in a secondary market sponsored by FNMA and FHLMC. Subsequent to the sale of mortgage loans, we do not typically retain any interest in the underlying loans except through our relationship as the servicer of the loans.

As is customary in the mortgage banking industry, we, or banks we have acquired, have made certain representations and warranties related to the sale of residential mortgage loans (including loans sold with servicing released) and to the performance of our obligations as servicer. The breach of any such representations or warranties could result in losses for us. Our maximum exposure to loss is equal to the outstanding principal balance of the sold loans; however, any loss would be reduced by any payments received on the loans or through the sale of collateral.

At September 30, 2016, the outstanding residential mortgage loans in this program had a weighted-average loan to value ratio of 68%, and the unpaid principal balance outstanding of loans sold by us was $4.1 billion. The risk assessment is low for the residential mortgage product.  The maximum potential amount of undiscounted future payments that we could be required to make under this program, as shown in the preceding table, is equal to approximately 30% of the principal balance of loans outstanding at September 30, 2016.

Our liability for estimated repurchase obligations on loans sold, which is included in other liabilities on our balance sheet, was $5 million at September 30, 2016.

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

As shown in the previous table, KAHC maintained a reserve in the amount of $3 million at September 30, 2016, which is sufficient to cover estimated future obligations under the guarantees. The maximum exposure to loss reflected in the table represents undiscounted future payments due to investors for the return on and of their investments.

These guarantees have expiration dates that extend through 2018, but KAHC has not formed any new partnerships under this program since October 2003. Additional information regarding these partnerships is included in Note 10 (“Variable Interest Entities”).

Written put options. In the ordinary course of business, we “write” put options for clients that wish to mitigate their exposure to changes in interest rates and commodity prices. At September 30, 2016, our written put options had an average life of 3 years. These instruments are considered to be guarantees, as we are required to make payments to the counterparty (the client) based on changes in an underlying variable that is related to an asset, a liability, or an equity security that the client holds. We are obligated to pay the client if the applicable benchmark interest rate or commodity price is above or below a specified level (known as the “strike rate”). These written put options are accounted for as derivatives at fair value, as further discussed in Note 8 (“Derivatives and Hedging Activities”). We mitigate our potential future payment obligations by entering into offsetting positions with third parties.

Written put options where the counterparty is a broker-dealer or bank are accounted for as derivatives at fair value but are not considered guarantees since these counterparties typically do not hold the underlying instruments. In addition, we are a purchaser and seller of credit derivatives, which are further discussed in Note 8 ("Derivatives and Hedging Activities").

Default guarantees. Some lines of business participate in guarantees that obligate us to perform if the debtor (typically a client) fails to satisfy all of its payment obligations to third parties. We generally undertake these guarantees for one of two possible reasons: (i) either the risk profile of the debtor should provide an investment return, or (ii) we are supporting our underlying investment in the debtor. We do not hold collateral for the default guarantees. If we were required to make a payment under a guarantee, we would receive a pro rata share should the third party collect some or all of the amounts due from the debtor. At September 30, 2016, we had less than $1 million of default guarantees.

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

17. Accumulated Other Comprehensive Income

Our changes in AOCI for the three and nine months ended September 30, 2016, and September 30, 2015, are as follows:

in millions	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative financial instruments	Foreign currency translation adjustment	Net pension and postretirement benefit costs	Total
Balance at December 31, 2015	$(58)	$20	$(2)	$(365)	$(405)
Other comprehensive income before reclassification, net of income taxes	159	93	5	(1)	256
Amounts reclassified from accumulated other comprehensive income, net of income taxes (a)	—	(40)	—	7	(33)
Net current-period other comprehensive income, net of income taxes	159	53	5	6	223
Balance at September 30, 2016	$101	$73	$3	$(359)	$(182)

Balance at June 30, 2016	$129	$114	$5	$(362)	$(114)
Other comprehensive income before reclassification, net of income taxes	(28)	(28)	(2)	1	(57)
Amounts reclassified from accumulated other comprehensive income, net of income taxes (a)	—	(13)	—	2	(11)
Net current-period other comprehensive income, net of income taxes	(28)	(41)	(2)	3	(68)
Balance at September 30, 2016	$101	$73	$3	$(359)	$(182)

Balance at December 31, 2014	$(4)	$(8)	$22	$(366)	$(356)
Other comprehensive income before reclassification, net of income taxes	57	107	(19)	(38)	107
Amounts reclassified from accumulated other comprehensive income, net of income taxes (a)	1	(44)	1	19	(23)
Net current-period other comprehensive income, net of income taxes	58	63	(18)	(19)	84
Balance at September 30, 2015	$54	$55	$4	$(385)	$(272)

Balance at June 30, 2015	—	$7	$9	$(361)	$(345)
Other comprehensive income before reclassification, net of income taxes	54	65	(5)	(38)	76
Amounts reclassified from accumulated other comprehensive income, net of income taxes (a)	—	(17)	—	14	(3)
Net current-period other comprehensive income, net of income taxes	54	48	(5)	(24)	73
Balance at September 30, 2015	$54	$55	$4	$(385)	$(272)

(a)	See table below for details about these reclassifications.

Our reclassifications out of AOCI for the three and nine months ended September 30, 2016, and September 30, 2015, are as follows:

Nine months ended September 30, 2016	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
in millions
Unrealized gains (losses) on derivative financial instruments
Interest rate	$67	Interest income — Loans
Interest rate	(3)	Interest expense — Long-term debt
	64	Income (loss) from continuing operations before income taxes
	24	Income taxes
	$40	Income (loss) from continuing operations
Net pension and postretirement benefit costs
Amortization of losses	$(12)	Personnel expense
Amortization of unrecognized prior service credit	1	Personnel expense
	(11)	Income (loss) from continuing operations before income taxes
	(4)	Income taxes
	$(7)	Income (loss) from continuing operations

Three months ended September 30, 2016	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
in millions
Unrealized gains (losses) on derivative financial instruments
Interest rate	$22	Interest income — Loans
Interest rate	(1)	Interest expense — Long-term debt
	21	Income (loss) from continuing operations before income taxes
	8	Income taxes
	$13	Income (loss) from continuing operations
Net pension and postretirement benefit costs
Amortization of losses	$(4)	Personnel expense
Amortization of unrecognized prior service credit	1	Personnel expense
	(3)	Income (loss) from continuing operations before income taxes
	(1)	Income taxes
	$(2)	Income (loss) from continuing operations

Nine months ended September 30, 2015	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
in millions
Unrealized gains (losses) on available for sale securities
Realized losses	$(1)	Other income
	(1)	Income (loss) from continuing operations before income taxes
	—	Income taxes
	$(1)	Income (loss) from continuing operations
Unrealized gains (losses) on derivative financial instruments
Interest rate	$73	Interest income — Loans
Interest rate	(3)	Interest expense — Long-term debt
	70	Income (loss) from continuing operations before income taxes
	26	Income taxes
	$44	Income (loss) from continuing operations
Foreign currency translation adjustment
	$(2)	Corporate services income
	(2)	Income (loss) from continuing operations before income taxes
	(1)	Income taxes
	$(1)	Income (loss) from continuing operations
Net pension and postretirement benefit costs
Amortization of losses	$(13)	Personnel expense
Settlement loss	(19)	Personnel expense
Amortization of prior service credit	1	Personnel expense
	(31)	Income (loss) from continuing operations before income taxes
	(12)	Income taxes
	$(19)	Income (loss) from continuing operations

Three months ended September 30, 2015	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
in millions
Unrealized gains (losses) on derivative financial instruments
Interest rate	$28	Interest income — Loans
Interest rate	(1)	Interest expense — Long term debt
	27	Income (loss) from continuing operations before income taxes
	10	Income taxes
	$17	Income (loss) from continuing operations
Foreign currency translation adjustment
	$(1)	Corporate services income
	(1)	Income (loss) from continuing operations before income taxes
	(1)	Income taxes
	—	Income (loss) from continuing operations
Net pension and postretirement benefit costs
Amortization of losses	$(4)	Personnel expense
Settlement loss	(19)	Personnel expense
	(23)	Income (loss) from continuing operations before income taxes
	(9)	Income taxes
	$(14)	Income (loss) from continuing operations

18. Shareholders' Equity

Comprehensive Capital Plan

On June 29, 2016, the Federal Reserve announced that it did not object to our 2016 capital plan submitted as part of the annual CCAR process. Share repurchases of up to $350 million were included in the 2016 capital plan, which is effective through the second quarter of 2017. We completed $65 million of common share repurchases in the third quarter of 2016 under this authorization.

Consistent with our 2016 capital plan, the Board declared a quarterly dividend of $.085 per common share for the third quarter of 2016. Our 2016 capital plan proposed an increase in our quarterly common share dividend, up to $.095 per share, which will be considered by the Board for the second quarter of 2017.

Preferred Stock

We have $290 billion of 7.75% Noncumulative Perpetual Convertible Series A Preferred Stock outstanding at September 30, 2016. Our Series A Preferred Stock has a $1 par value and a $100 liquidation preference. There are 7,475,000 shares authorized and 2,900,234 shares outstanding at September 30, 2016, December 31, 2015, and September 30, 2015.

We made a quarterly dividend payment of $1.9375 per share, or $5.6 million, on our Series A Preferred Stock during the third quarter of 2016.

On August 1, 2016, we issued $350 million of Fixed-to-Floating Rate Perpetual Noncumulative Series C Preferred Stock. Our Series C Preferred Stock was issued in connection with the First Niagara acquisition to replace First Niagara's outstanding preferred stock. Our Series C Preferred Stock has a $1 par value with a $25 liquidation preference. There are 14,000,000 shares authorized and 14,000,000 shares outstanding at September 30, 2016.

On September 9, 2016, we issued $525 million of depositary shares, each representing a 1/25th ownership interest in a share of our Fixed-to-Floating Rate Perpetual Noncumulative Series D Preferred Stock. Our Series D Preferred Stock has a $1 par value with a $25,000 liquidation preference. There are 21,000 shares authorized and 21,000 shares outstanding at September 30, 2016.

First Niagara Merger

As disclosed in Note 12 (“Acquisition, Divestiture, and Discontinued Operations”), on August 1, 2016, First Niagara merged with and into KeyCorp, with KeyCorp as the surviving entity. At the effective time of the merger, each share of First Niagara common stock was converted into the right to receive (i) 0.680 of a share of KeyCorp common stock and (ii) $2.30 in cash. First Niagara equity awards outstanding immediately prior to the effective time of the merger were converted into equity awards for KeyCorp common stock as provided in the Agreement. On August 1, 2016, we paid cash consideration of $811 million and issued 240 million shares of KeyCorp common stock to First Niagara common stockholders to complete the merger.

On August 1, 2016, each share of First Niagara’s Fixed-to-Floating Rate Perpetual Non-Cumulative Preferred Stock, Series B, was converted into a share of a Series C Preferred Stock of KeyCorp having substantially the same terms as First Niagara’s preferred stock.

19. Line of Business Results

The specific lines of business that constitute each of the major business segments (operating segments) are described below.

Key Community Bank

Key Community Bank serves individuals and small to mid-sized businesses through its 15-state branch network.

Individuals are provided branch-based deposit and investment products, personal finance services, and loans, including residential mortgages, home equity, credit card, and various types of installment loans. Key Community Bank offers personal property and casualty insurance, such as home, auto, renters, watercraft, and umbrella. Key Community Bank also purchases retail auto sales contracts via a network of auto dealerships.  The auto dealerships finance the sale of automobiles as the initial lender and then assign the contracts to us pursuant to dealer agreements. In addition, financial, estate and retirement planning, asset management services, and Delaware Trust capabilities are offered to assist high-net-worth clients with their banking, trust, portfolio management, life insurance, charitable giving, and related needs.

Small businesses are provided deposit, investment and credit products, and business advisory services. Mid-sized businesses are provided products and services, some of which are delivered by Key Corporate Bank, that include commercial lending, cash management, equipment leasing, investment, insurance including Commercial Property and Casualty as well as Captive Insurance and employee benefit programs, succession planning, access to capital markets, derivatives, and foreign exchange.

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

Reconciling Items

Total assets included under “Reconciling Items” primarily represent the unallocated portion of nonearning assets of corporate support functions. Charges related to the funding of these assets are part of net interest income and are allocated to the business segments through noninterest expense. Reconciling Items also includes intercompany eliminations and certain items that are not allocated to the business segments because they do not reflect their normal operations including merger-related charges.

The table on the following pages shows selected financial data for our major business segments for the three- and nine-month periods ended September 30, 2016, and September 30, 2015.

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

Three months ended September 30,	Key Community Bank		Key Corporate Bank
dollars in millions	2016	2015	2016	2015
SUMMARY OF OPERATIONS
Net interest income (TE)	$530	$379	$276	$221
Noninterest income	249	200	277	233
Total revenue (TE) (a)	779	579	553	454
Provision for credit losses	37	18	25	30
Depreciation and amortization expense	17	14	15	11
Other noninterest expense	561	430	292	239
Income (loss) from continuing operations before income taxes (TE)	164	117	221	174
Allocated income taxes and TE adjustments	61	43	62	41
Income (loss) from continuing operations	103	74	159	133
Income (loss) from discontinued operations, net of taxes	—	—	—	—
Net income (loss)	103	74	159	133
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	(3)
Net income (loss) attributable to Key	$103	$74	$159	$136

AVERAGE BALANCES (b)
Loans and leases	$41,548	$31,039	$34,561	$26,425
Total assets (a)	44,219	33,155	40,581	32,099
Deposits	69,397	51,234	22,708	18,809
OTHER FINANCIAL DATA
Net loan charge-offs (b)	$31	$21	$12	$20
Return on average allocated equity (b)	11.41%	10.92%	25.86%	28.29%
Return on average allocated equity	11.41	10.92	25.88	28.29
Average full-time equivalent employees (c)	9,803	7,476	2,331	2,173

Nine months ended September 30,	Key Community Bank		Key Corporate Bank
dollars in millions	2016	2015	2016	2015
SUMMARY OF OPERATIONS
Net interest income (TE)	$1,320	$1,099	$715	$662
Noninterest income	651	588	715	672
Total revenue (TE) (a)	1,971	1,687	1,430	1,334
Provision for credit losses	103	50	98	77
Depreciation and amortization expense	41	42	41	31
Other noninterest expense	1,417	1,286	761	694
Income (loss) from continuing operations before income taxes (TE)	410	309	530	532
Allocated income taxes and TE adjustments	153	115	119	140
Income (loss) from continuing operations	257	194	411	392
Income (loss) from discontinued operations, net of taxes	—	—	—	—
Net income (loss)	257	194	411	392
Less: Net income (loss) attributable to noncontrolling interests	—	—	(1)	(2)
Net income (loss) attributable to Key	$257	$194	$412	$394

AVERAGE BALANCES (b)
Loans and leases	$34,450	$30,804	$30,312	$25,488
Total assets (a)	36,707	32,912	35,985	31,178
Deposits	58,704	50,807	19,980	19,030
OTHER FINANCIAL DATA
Net loan charge-offs (b)	$72	$69	$57	$28
Return on average allocated equity (b)	11.45%	9.60%	25.13%	28.40%
Return on average allocated equity	11.45	9.60	25.13	28.40
Average full-time equivalent employees (c)	8,176	7,564	2,199	2,096

(a)
Substantially all revenue generated by our major business segments is derived from clients that reside in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software, and goodwill held by our major business segments, are located in the United States.

(b)	From continuing operations.

(c)	The number of average full-time equivalent employees was not adjusted for discontinued operations.

Other Segments		Total Segments		Reconciling Items		Key
2016	2015	2016	2015	2016	2015	2016	2015

$(14)	$(4)	$792	$596	$(4)	$2	$788	$598
31	39	557	472	(8)	(2)	549	470
17	35	1,349	1,068	(12)	—	1,337	1,068
(3)	(4)	59	44	—	1	59	45
1	2	33	27	44	35	77	62
10	12	863	681	142	(19)	1,005	662
9	25	394	316	(198)	(17)	196	299
(7)	(2)	116	82	(92)	(3)	24	79
16	27	278	234	(106)	(14)	172	220
—	—	—	—	1	(3)	1	(3)
16	27	278	234	(105)	(17)	173	217
—	1	—	(2)	1	—	1	(2)
$16	$26	$278	$236	$(106)	$(17)	$172	$219

$1,444	$1,780	$77,553	$59,244	$144	$37	$77,697	$59,281
37,327	26,870	122,127	92,124	1,342	525	123,469	92,649
2,021	455	94,126	70,498	792	(29)	94,918	70,469

—	$1	$43	$42	1	$—	$44	$42
35.76%	50.32%	17.79%	19.50%	(5.80)%	(.96)%	5.02%	8.30%
35.36	49.12	17.79	19.48	(5.75)	(1.16)	5.05	8.18
14	14	12,148	9,663	4,931	3,892	17,079	13,555
.

Other Segments		Total Segments		Reconciling Items		Key
2016	2015	2016	2015	2016	2015	2016	2015

$(34)	$(2)	$2,001	$1,759	$4	$7	$2,005	$1,766
103	146	1,469	1,406	(16)	(11)	1,453	1,395
69	144	3,470	3,165	(12)	(4)	3,458	3,161
(2)	(7)	199	120	1	1	200	121
4	6	86	79	117	112	203	191
30	35	2,208	2,015	125	(102)	2,333	1,913
37	110	977	951	(255)	(15)	722	936
(18)	7	254	262	(89)	(12)	165	250
55	103	723	689	(166)	(3)	557	686
—	—	—	—	5	5	5	5
55	103	723	689	(161)	2	562	691
1	3	—	1	—	—	—	1
$54	$100	$723	$688	$(161)	$2	$562	$690

$1,522	$1,908	$66,284	$58,200	$91	$63	$66,375	$58,263
31,746	26,616	104,438	90,706	749	616	105,187	91,322
1,252	454	79,936	70,291	258	(62)	80,194	70,229

$5	$8	$134	$105	$(1)	—	$133	$105
40.98%	61.05%	18.00%	19.26%	3.40%	(.07)%	6.26%	8.65%
40.07	59.69	17.99	19.24	3.29	.05	6.31	8.70
9	15	10,384	9,675	4,258	3,850	14,642	13,525

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of KeyCorp

We have reviewed the consolidated balance sheets of KeyCorp as of September 30, 2016 and 2015, and the related consolidated statements of income and comprehensive income for the three- and nine-month periods ended September 30, 2016 and 2015, and the consolidated statements of changes in equity and cash flows for the nine-month periods ended September 30, 2016 and 2015. These financial statements are the responsibility of KeyCorp’s management.

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

Cleveland, Ohio	Ernst & Young LLP
November 7, 2016

Item 2. Management’s Discussion & Analysis of Financial Condition & Results of Operations

Introduction

This section reviews the financial condition and results of operations of KeyCorp and its subsidiaries for the quarterly periods ended September 30, 2016, and September 30, 2015. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. When you read this discussion, you should also refer to the consolidated financial statements and related notes in this report. The page locations of specific sections and notes that we refer to are presented in the table of contents.

References to our “2015 Form 10-K” refer to our Form 10-K for the year ended December 31, 2015, which has been filed with the SEC and is available on its website (www.sec.gov) and on our website (www.key.com/ir).

Terminology

Throughout this discussion, references to “Key,” “we,” “our,” “us,” and similar terms refer to the consolidated entity consisting of KeyCorp and its subsidiaries. “KeyCorp” refers solely to the parent holding company, and “KeyBank” refers to KeyCorp’s subsidiary bank, KeyBank National Association. "First Niagara Bank" refers to KeyCorp's subsidiary bank, First Niagara
Bank, National Association, which was subsequently merged with and into KeyBank in the fourth quarter of 2016.

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

Selected financial data

Our financial performance for each of the last five quarters is summarized in Figure 1.

Figure 1. Selected Financial Data

	2016			2015		Nine months ended September 30,
dollars in millions, except per share amounts	Third	Second	First	Fourth	Third	2016	2015
FOR THE PERIOD
Interest income	$890	$684	$683	$673	$661	$2,257	$1,949
Interest expense	110	87	79	71	70	276	203
Net interest income	780	597	604	602	591	1,981	1,746
Provision for credit losses	59	52	89	45	45	200	121
Noninterest income	549	473	431	485	470	1,453	1,395
Noninterest expense	1,082	751	703	736	724	2,536	2,104
Income (loss) from continuing operations before income taxes	188	267	243	306	292	698	916
Income (loss) from continuing operations attributable to Key	171	199	187	230	222	557	685
Income (loss) from discontinued operations, net of taxes (a)	1	3	1	(4)	(3)	5	5
Net income (loss) attributable to Key	172	202	188	226	219	562	690
Income (loss) from continuing operations attributable to Key common shareholders	165	193	182	224	216	540	668
Income (loss) from discontinued operations, net of taxes (a)	1	3	1	(4)	(3)	5	5
Net income (loss) attributable to Key common shareholders	166	196	183	220	213	545	673
PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.17	$.23	$.22	$.27	$.26	$.61	$.79
Income (loss) from discontinued operations, net of taxes (a)	—	—	—	(.01)	—	.01	.01
Net income (loss) attributable to Key common shareholders (b)	.17	.23	.22	.27	.26	.62	.80
Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$.16	$.23	$.22	$.27	$.26	$.60	$.78
Income (loss) from discontinued operations, net of taxes — assuming dilution (a)	—	—	—	(.01)	—	.01	.01
Net income (loss) attributable to Key common shareholders — assuming dilution (b)	.17	.23	.22	.26	.25	.61	.79
Cash dividends paid	.085	.085	.075	.075	.075	.245	.215
Book value at period end	12.78	13.08	12.79	12.51	12.47	12.78	12.47
Tangible book value at period end	10.14	11.81	11.52	11.22	11.17	10.14	11.17
Market price:
High	12.64	13.08	13.37	14.01	15.46	13.37	15.70
Low	10.38	10.21	9.88	12.37	12.65	9.88	12.04
Close	12.17	11.05	11.04	13.19	13.01	12.17	13.01
Weighted-average common shares outstanding (000)	982,080	831,899	827,381	828,206	831,430	880,824	839,758
Weighted-average common shares and potential common shares outstanding (000) (c)	994,660	838,496	835,060	835,939	838,880	889,789	847,371
AT PERIOD END
Loans	$85,528	$62,098	$60,438	$59,876	$60,085	$85,528	$60,085
Earning assets	121,089	90,065	87,273	83,780	83,779	121,089	83,779
Total assets	135,805	101,150	98,402	95,131	95,420	135,805	95,422
Deposits	104,185	75,325	73,382	71,046	71,073	104,185	71,073
Long-term debt	12,622	11,388	10,760	10,184	10,308	12,622	10,310
Key common shareholders’ equity	13,831	11,023	10,776	10,456	10,415	13,831	10,415
Key shareholders’ equity	14,996	11,313	11,066	10,746	10,705	14,996	10,705
PERFORMANCE RATIOS — FROM CONTINUING OPERATIONS
Return on average total assets	.55%	.82%	.80%	.97%	.95%	.71%	1.00%
Return on average common equity	5.09	7.15	6.86	8.51	8.30	6.28	8.67
Return on average tangible common equity (d)	6.16	7.94	7.64	9.50	9.27	7.21	9.69
Net interest margin (TE)	2.85	2.76	2.89	2.87	2.87	2.84	2.88
Cash efficiency ratio (d)	80.0	69.0	66.6	66.4	66.9	72.5	65.7
PERFORMANCE RATIOS — FROM CONSOLIDATED OPERATIONS
Return on average total assets	.55%	.82%	.79%	.93%	.92%	.70%	.99%
Return on average common equity	5.12	7.26	6.90	8.36	8.19	6.34	8.74
Return on average tangible common equity (d)	6.20	8.06	7.68	9.33	9.14	7.27	9.76
Net interest margin (TE)	2.83	2.74	2.83	2.84	2.84	2.81	2.85
Loan-to-deposit (e)	84.7	85.3	85.7	87.8	89.3	84.7	89.3
CAPITAL RATIOS AT PERIOD END
Key shareholders’ equity to assets	11.04%	11.18%	11.25%	11.30%	11.22%	11.04%	11.22%
Key common shareholders’ equity to assets	10.18	10.90	10.95	10.99	10.91	10.18	10.91
Tangible common equity to tangible assets (d)	8.27	9.95	9.97	9.98	9.90	8.27	9.90
Common Equity Tier 1 (d)	9.56	11.10	11.07	10.94	10.47	9.56	10.47
Tier 1 risk-based capital	10.53	11.41	11.38	11.35	10.87	10.53	10.87
Total risk-based capital	12.63	13.63	13.12	12.97	12.47	12.63	12.47
Leverage	10.22	10.59	10.73	10.72	10.68	10.22	10.68
TRUST AND BROKERAGE ASSETS
Assets under management	$36,752	$34,535	$34,107	$33,983	$35,158	$36,752	$35,158
Nonmanaged and brokerage assets	45,338	52,102	49,474	47,681	46,796	45,338	46,796
OTHER DATA
Average full-time-equivalent employees	17,079	13,419	13,403	13,359	13,555	14,642	13,525
Branches	1,322	949	961	966	972	1,322	972

(a)
In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. As a result of this decision, we have accounted for this business as a discontinued operation. For further discussion regarding the income (loss) from discontinued operations, see Note 12 (“Acquisition, Divestiture, and Discontinued Operations”).

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

Economic Overview

The economy improved in the third quarter of 2016, with the Bureau of Economic Analysis advance estimate showing real GDP growth of 2.9%, up from 1.4% in the second quarter. Consumer spending accounted for most of the growth, while exports also contributed substantially. Inventory investment remained weak but improved to make a meaningful contribution (.61% compared to -1.16% in the second quarter). Real disposable income increased 2.2%, slightly accelerating from its 2.1% pace from the prior two quarters. Housing market data was fairly optimistic. Starts were down; however, this was due entirely to a drop in multifamily construction, partially offset by an increase in single-family starts, and permits showed a healthy increase. Geopolitical tensions, anemic global growth, uncertainty around the election and prospective Federal Reserve actions prevented the economy from accelerating further during the quarter.

Consumer spending growth has moderated, contributing 1.5 percentage point to GDP, down from the unsustainable 2.9 percentage point contribution in the second quarter. This is not too concerning, as wage growth and a gradual increase in credit availability should allow consumers to maintain their contribution to growth now that the labor market is nearing full employment. Wages grew an annualized 2.6% in August. The saving rate held steady at 5.7%. The core consumer price index increased .1% in September, following a .3% gain in August. Some of the smaller increase was attributable to weakness in healthcare, after jumping higher in August. Compared to a year ago, core CPI was up 2.2%.

The unemployment rate edged higher to 5% in September.  However, this is likely attributed to more workers entering the labor force as they gain confidence in their job-search prospects. Average monthly job gains rose to 192,000 over the past three months, compared to the previous three month average of 146,000. Monthly job gains so far this year average 178,000, below the better than 200,000 pace in 2014 and 2015. The slower pace likely reflects the difficulty that employers have in filling vacancies. Although the weak global economy is weighing on U.S. manufacturers which have shed 47,000 jobs over the past 12 months, weak demand from the energy industry could be easing as oil prices stabilize. Services gains remain fairly steady with no particular surprises, although robust temp hiring in September could reflect strong seasonal hiring on expectations of good holiday sales. Weakness in government hiring in September likely has a seasonal component as well, due to difficulties seasonally adjusting local education employment given the various starts to the school year.

The housing market is performing well. The CoreLogic Home Price Index increased 6.3% on a year-over-year basis in September, and house prices are now only 5.2% below peak values recorded in April of 2006. However, some challenges still remain. First-time home buyer demand remains historically weak, since younger households are more likely to rent than buy due to a lack of down payment funds. Additionally, limited resources, such as available land and construction labor, have restrained residential construction. Single-family home construction has only slightly recovered and remains well below pre-recession levels. New home sales equaled 1.8 million units over the past three months, compared to 1.7 million in the prior three months. Existing home sales equaled 16.2 million units during the third quarter, compared to 16.5 million in the second quarter. Housing starts have fallen modestly since the same period last year, totaling a seasonally adjusted annual rate of 1.0 million at the end of the third quarter, down from 1.2 million at the end of the second quarter.

The Federal Reserve remained accommodative in the third quarter of 2016, continuing to reinvest principal payments to ease financial conditions. Rates were relatively flat in September, increasing three basis points, from 1.57% to 1.60%, and averaged 1.63%. The yield on the 10-year U.S Treasury increased 14 basis points from September 1 to September 15, as the European Central Bank refrained from easing policy, and then fell to 1.56% on September 27 as the Federal Reserve remained on hold. The Federal Reserve watchers have set their sights on December for the next likely rate hike.

Long-term financial goals

Our long-term financial goals are as follows:

•	Improve balance sheet efficiency by targeting a loan-to-deposit ratio range of 90% to 100%;

•	Maintain a moderate risk profile by targeting a net loan charge-offs to average loans ratio and provision for credit losses to average loans ratio in the range of .40% to .60%;

•	Grow high quality, diverse revenue streams by targeting a net interest margin in the range of 3.00% to 3.25% and a ratio of noninterest income to total revenue of greater than 40%;

•	Generate positive operating leverage and target a cash efficiency ratio excluding merger-related charges of less than 60%; and

•	Maintain disciplined capital management and target a return on average assets excluding merger-related charges in the range of 1.00% to 1.25%.

Figure 2 shows the evaluation of our long-term financial goals for the three and nine months ended September 30, 2016.

Figure 2. Evaluation of Our Long-Term Goals

KEY Business Model	Key Metrics (a)	3Q16	YTD 2016	Targets
Balance sheet efficiency	Loan-to-deposit ratio (b)	85%	85%	90 - 100%
Moderate risk profile	Net loan charge-offs to average loans	.23%	.27%	.40 - .60%
	Provision for credit losses to average loans	.30%	.40%
High quality, diverse revenue streams	Net interest margin	2.85%	2.84%	3.00 - 3.25%
	Noninterest income to total revenue	41%	42%	> 40%
Positive operating leverage	Cash efficiency ratio (c)	80.0%	72.5%	< 60%
	Cash efficiency ratio excluding merger-related charges (c)	64.9%	64.7%
Financial Returns	Return on average assets	.55%	.71%	1.00 - 1.25%
	Return on average assets excluding merger-related charges (c)	.98%	.93%

(a)	Calculated from continuing operations, unless otherwise noted.

(b)	Represents period-end consolidated total loans and loans held for sale divided by period-end consolidated total deposits (excluding deposits in foreign office).

(c)	Non-GAAP measure: see Figure 7 entitled "GAAP to Non-GAAP Reconciliations" for reconciliation.

Strategic developments

Our actions and results during the first nine months of 2016 supported our corporate strategy described in the “Introduction” section under the “Corporate strategy” heading on page 38 of our 2015 Form 10-K.

•
We continue to focus on growing our businesses and remain committed to improving productivity and efficiency. Excluding merger-related charges and the effects of First Niagara, during the first nine months of 2016, we generated positive operating leverage from the prior year, with revenue up 2.8% from 2015. Net interest income benefited from higher earning asset balances. Excluding merger-related charges and First Niagara, noninterest income increased from the prior year, as we had a record quarter in investment banking and debt placement fees during the third quarter of 2016 and saw a benefit from increases in several of our core fee-based businesses where we continue to make investments. Excluding merger-related charges and First Niagara, noninterest expense increased $34 million, or 1.6%, from the prior year primarily due to higher performance-based compensation and slight increases across various nonpersonnel areas, including FDIC assessment expense.

•
Although asset quality measures were impacted during the first nine months of 2016 by credit migration, primarily in our oil and gas portfolio, our net loan charge-offs were .27% of average loans, below our targeted range, and the provision for credit losses was .40% of average loans, within our targeted range.

•
Capital management remains a priority for 2016. On June 29, 2016, the Federal Reserve announced that it did not object to our 2016 capital plan. Share repurchases of up to $350 million were included in the 2016 capital plan, which is effective through the second quarter of 2017. We completed $65 million of common share repurchases in the third quarter of 2016 under this authorization.

•
As previously reported, our 2015 capital plan proposed an increase in our quarterly common share dividend from $.075 to $.085 per share, which was approved by our Board in May 2016. An additional potential increase in our quarterly common share dividend, up to $.095 per share, will be considered by the Board for the second quarter of 2017, consistent with the 2016 capital plan.

•
On August 1, 2016, First Niagara merged with and into KeyCorp, with KeyCorp as the surviving entity. The total consideration for the transaction was approximately $4.0 billion. Systems and client conversion occurred during the fourth quarter of 2016.

•
On September 9, 2016, KeyCorp sold to Northwest Bank, a wholly-owned subsidiary of Northwest Bancshares, Inc., 18 branches in the Buffalo, New York market. The branches were divested in connection with the merger between First Niagara and KeyCorp and pursuant to an agreement with the United States Department of Justice and commitments to the Board of Governors of the Federal Reserve System following a customary antitrust review in connection with the merger. The divestiture included $439 million of loans and $1.6 billion of deposits associated with the 18 branches.

Demographics

We have two major business segments: Key Community Bank and Key Corporate Bank.

Key Community Bank serves individuals and small to mid-sized businesses by offering a variety of deposit, investment, lending, credit card, insurance, and personalized wealth management products and business advisory services. These products and services are provided through our relationship managers and specialists working in our 15-state branch network, which is organized into eight internally defined geographic regions: Pacific, Rocky Mountains, Indiana, Western Ohio and Michigan, Eastern Ohio, Western New York, Eastern New York, and New England. In addition, some of these product capabilities are delivered by Key Corporate Bank to clients of Key Community Bank.

Figure 3 shows the geographic diversity of Key Community Bank’s average deposits, commercial loans, and home equity loans.

Figure 3. Key Community Bank Geographic Diversity

	Geographic Region
Three Months Ended September 30, 2016	Pacific	Rocky Mountains	Indiana	West Ohio/ Michigan	East Ohio	Western New York	Eastern New York	New England	NonRegion (a), (b)	Total
dollars in millions
Average deposits	$13,118	$5,618	$2,467	$4,750	$10,368	$5,314	$8,135	$3,100	$16,527	$69,397
Percent of total	18.9%	8.1%	3.6%	6.8%	14.9%	7.7%	11.7%	4.5%	23.8%	100.0%
Average commercial loans	$3,471	$1,971	$919	$1,256	$2,461	$679	$1,988	$857	$7,525	$21,127
Percent of total	16.4%	9.3%	4.4%	5.9%	11.7%	3.2%	9.4%	4.1%	35.6%	100.0%
Average home equity loans	$3,119	$1,477	$483	$798	$1,230	$828	$1,230	$640	$1,898	$11,703
Percent of total	26.7%	12.6%	4.1%	6.8%	10.5%	7.1%	10.5%	5.5%	16.2%	100.0%

(a)	Represents average deposits, commercial loan products, and home equity loan products centrally managed outside of our eight Key Community Bank regions.

(b)
NonRegion includes average deposits, commercial loan products, and home equity loan products acquired from First Niagara. These average deposits, commercial loan products, and home equity loan products will be allocated to the East Ohio, Western New York, and Eastern New York regions during the fourth quarter of 2016.

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

Further information regarding the products and services offered by our Key Community Bank and Key Corporate Bank segments is included in this report in Note 19 (“Line of Business Results”).

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

New minimum capital and leverage ratio requirements

Under the Regulatory Capital Rules, “standardized approach” banking organizations, like KeyCorp, are required to meet the minimum capital and leverage ratios set forth in Figure 4 below. At September 30, 2016, Key had an estimated Common Equity Tier 1 Capital Ratio of 9.42% under the fully phased-in Regulatory Capital Rules. Also at September 30, 2016, based on the fully phased-in Regulatory Capital Rules, Key estimates that its capital and leverage ratios, after adjustment for market risk, would be as set forth in Figure 4.

Figure 4. Pro Forma Ratios vs. Minimum Capital Ratios Calculated Under the Fully Phased-In Regulatory Capital Rules

Ratios (including Capital conservation buffer)	Key September 30, 2016 Pro forma	Minimum January 1, 2016	Phase-in Period	Minimum January 1, 2019
Common Equity Tier 1 (a)	9.42%	4.5%	None	4.5%
Capital conservation buffer (b)		—	1/1/16-1/1/19	2.5
Common Equity Tier 1 + Capital conservation buffer		4.5	1/1/16-1/1/19	7.0
Tier 1 Capital	10.21	6.0	None	6.0
Tier 1 Capital + Capital conservation buffer		6.0	1/1/16-1/1/19	8.5
Total Capital	12.32	8.0	None	8.0
Total Capital + Capital conservation buffer		8.0	1/1/16-1/1/19	10.5
Leverage (c)	9.97	4.0	None	4.0

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

Revised prompt corrective action capital category ratios

Under the Regulatory Capital Rules, the prompt corrective action capital category threshold ratios applicable to FDIC-insured depository institutions such as KeyBank and First Niagara Bank were revised. Figure 5 identifies the capital category threshold ratios for a “well capitalized” and an “adequately capitalized” institution under the Regulatory Capital Rules.

Figure 5. "Well Capitalized" and "Adequately Capitalized" Capital Category Ratios under Revised Prompt Corrective Action Rules

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

As of September 30, 2016, KeyBank and First Niagara Bank meet all “well capitalized” capital adequacy requirements under the Regulatory Capital Rules.

Capital Planning and Stress Test Rules

On September 26, 2016, the Federal Reserve issued an NPR to revise the capital plan and stress test rules as they apply to large, noncomplex BHCs and U.S. intermediaries of foreign banks. Under the proposal, a large noncomplex BHC is one with total consolidated assets of $50 billion or more but less than $250 billion, on-balance sheet foreign exposure of less than $10 billion, and nonbank assets of less than $75 billion. This would include KeyCorp.

If the proposal is adopted as a final rule, it would considerably reduce the compliance burden associated with the Federal Reserve’s capital plan and stress test rules. Specifically, the proposal would relieve large noncomplex banking organizations (including KeyCorp) from the qualitative assessment portion of the Federal Reserve’s CCAR program and modify the reporting requirements for these organizations to collect less detailed information regarding stress test results and raise the materiality thresholds for specific portfolio reporting requirements. In addition, the proposed rule would further limit the amount of capital a banking organization may distribute in excess of the amount set forth in its capital plan without Federal Reserve approval (the de minimis exception), and establish a one-quarter blackout period during which a BHC would not be able to submit a notice to use the de minimis exception or seek prior approval to make a capital distribution in an amount that exceeds the de minimis exception level. The proposal also would establish reporting requirements for nonbank assets.

The relief proposed for the qualitative assessment portion of the CCAR program would be effective for the 2017 CCAR cycle. The modified reporting requirements would take effect immediately upon adoption of a final rule or after a six-month delay. The proposed revisions to the de minimis exception and new one-quarter blackout period are expected to be effective during the second quarter of 2017. The comment period for the proposed rule expires on November 25, 2016.

Liquidity coverage ratio

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

Because KeyCorp is a Modified LCR BHC under the Liquidity Coverage Rules, it is required to maintain its ratio of high-quality liquid assets to its total net cash outflow amount, determined by prescribed assumptions in a standardized hypothetical stress scenario over a 30-calendar day period. Implementation for Modified LCR banking organizations, like KeyCorp, began on January 1, 2016, with a minimum requirement of 90% coverage, reaching 100% coverage by January 1, 2017. For the third quarter of 2016, our Modified LCR was above 100%. In the future, we may change the composition of our investment portfolio, increase the size of the overall investment portfolio, and/or modify product offerings to enhance or optimize our liquidity position.

KeyBank and First Niagara Bank will not be subject to the LCR or the Modified LCR under the Liquidity Coverage Rules unless the OCC affirmatively determines that application to KeyBank and or First Niagara Bank is appropriate in light of their respective asset sizes, levels of complexity, risk profiles, scope of operations, affiliation with foreign or domestic covered entities, or risk to the financial system.

Net stable funding ratio

As previously disclosed in the “Supervision and Regulation” section of Item 1. Business of our 2015 Form 10-K under the heading “Basel III capital and liquidity frameworks,” the Basel Committee finalized the Basel III net stable funding ratio (“NSFR”) in October 2014. The Basel Committee published final Basel III NSFR disclosure standards in June 2015. In April and May 2016, the federal banking regulators issued an NPR proposing to implement the final Basel III NSFR and the final Basel III NSFR disclosure standards. The proposal would create a minimum NSFR for certain internationally active banking organizations (excluding KeyCorp) and a modified version of the NSFR for BHCs and other depository institution holding companies with over $50 billion in consolidated assets that are not internationally active (including KeyCorp). The proposal would also require quarterly quantitative and qualitative public disclosures regarding the NSFR. The proposed NSFR requirement would apply beginning on January 1, 2018. The comment period for the NPR expired on August 5, 2016.

Recovery planning

On September 28, 2016, the OCC released final guidelines that establish standards for recovery planning by certain large OCC-regulated institutions, including KeyBank. The guidelines require such institutions to establish a comprehensive framework for evaluating the financial effects of severe stress events, and recovery actions an institution may pursue to remain a viable, going concern during a period of severe financial stress. Under the final guidelines, an institution’s recovery plan must include triggers to alert the institution of severe stress events, escalation procedures, recovery options, and a process for periodic review and approval by senior management and the board of directors. The recovery plan should be tailored to the complexity, scope of operations, and risk profile of the institution.

Assuming that KeyBank has average total consolidated assets of greater than $100 billion but less than $750 billion as of January 1, 2017, it must be in compliance with the guidelines not later than January 1, 2018.

Deposit insurance and assessments

In March 2015, the FDIC approved a final rule to impose a surcharge, as required by the Dodd-Frank Act, on the quarterly deposit insurance assessments of insured depository institutions having total consolidated assets of at least $10 billion (like KeyBank and First Niagara Bank). The surcharge is 4.5 cents per $100 of the institution’s assessment base (after making certain adjustments). The final rule became effective on July 1, 2016. If the DIF reserve ratio reached 1.15% before that date, surcharges would begin July 1, 2016. If the reserve ratio had not reached 1.15% by that date, surcharges would begin the first quarter after the reserve ratio reaches 1.15%. On August 30, 2016, the FDIC announced that the reserve ratio reached 1.17% at the end of June 2016 - the highest level in more than eight years. As a result, FDIC-insured institutions with $10 billion or more in assets, like KeyBank and First Niagara Bank, will pay a surcharge effective July 1, 2016, to bring the reserve ratio to the statutory minimum of 1.35%. Surcharges will continue through the quarter that the DIF reserve ratio reaches or exceeds 1.35%, but not later than December 31, 2018. If the reserve ratio does not reach 1.35% by December 31, 2018 (provided it is at least 1.15%), the FDIC will impose a shortfall assessment on March 31, 2019, on insured depository institutions with total consolidated assets of $10 billion or more (like KeyBank).

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

ERISA fiduciary standard

In April 2016, the Department of Labor published final rules and amendments to certain prohibited transaction exemptions regarding which service providers would be regarded as fiduciaries under ERISA for making investment advice recommendations to: 1) certain retirement plan fiduciaries, participants or beneficiaries and 2) owners or beneficiaries of individual retirement accounts and health savings accounts, among other retirement plans. In sum, the rules intend to place fiduciary obligations, rather than the lesser legal obligations that currently apply, on these service providers. The rules subject any financial institution making recommendations for either the purchase or sale of investments in or rollover of the respective retirement plan to certain fiduciary obligations under ERISA such as an impartial conduct standard and not selling certain investment products whose compensation may raise a conflict of interest for the advisor without entering into a contract providing certain disclosures and legal remedies to the customer. The requirement of impartial conduct is effective April 10, 2017, and the contract provisions must be in place by January 1, 2018.

Highlights of Our Performance

Financial performance

For the third quarter of 2016, we announced net income from continuing operations attributable to Key common shareholders of $165 million, or $.16 per common share. Our third quarter of 2016 results compare to net income from continuing operations attributable to Key common shareholders of $216 million, or $.26 per common share, for the third quarter of 2015. During the third quarter of 2016, we incurred merger-related charges totaling $207 million, or $.14 per common share. No merger-related charges were incurred in the third quarter of 2015.

The acquisition of First Niagara contributed approximately $175 million of net interest income in the third quarter of 2016, which included $19 million of related purchase accounting accretion. Third quarter 2016 net interest income was reduced by $6 million of one-time merger-related charges related to conforming accounting policies for leases.

Our taxable-equivalent net interest income was $788 million for the third quarter of 2016, and the net interest margin was 2.85%, compared to taxable-equivalent net interest income of $598 million and a net interest margin of 2.87% for the third quarter of 2015. The net interest margin declined two basis points, reflecting higher levels of liquidity, partially offset by the benefit from the First Niagara acquisition. Excluding the impact of First Niagara and merger-related charges, net interest income increased 4% compared to the year-ago quarter, driven by higher earning asset balances.

The acquisition of First Niagara contributed approximately $53 million of noninterest income in the third quarter of 2016, which was primarily attributable to service charges on deposit accounts, trust and investment services income, and cards and payments income. Additionally, third quarter 2016 reported noninterest income includes $12 million of merger-related charges, including losses from investment portfolio repositioning. For the full year of 2016, we will experience five months of First Niagara activity and expect further refinement of our purchase accounting marks and resulting accretion.

Key’s noninterest income was $549 million for the third quarter of 2016, compared to $470 million for the year-ago quarter. Excluding the impact of First Niagara and merger-related charges discussed above, noninterest income increased $38 million, or 8%, primarily driven by a record quarter in investment banking and debt placement fees. Also benefiting the quarter was continued growth in cards and payments income, as well as service charges on deposit accounts. These increases were partially offset by lower corporate services income, net gains on principal investing and operating lease income and other leasing gains. For the full year of 2016, we will experience five months of First Niagara activity and expect investment banking and debt placement fees to be stable-to-slightly higher than the full year of 2015.

Our noninterest expense was $1.1 billion for the third quarter of 2016, including $140 million related to the operations of First Niagara, which primarily impacted personnel expense, net occupancy, business services and professional fees and other expense.

Additionally, noninterest expense included $189 million of merger-related charges, primarily made up of $97 million in personnel expense related to severance and technology development for systems conversions, as well as fully-dedicated personnel for merger and integration efforts. The remaining $92 million of merger-related charges were nonpersonnel expense, largely recognized in business services and professional fees, computer processing and other expense. No merger-related charges were incurred in the third quarter of 2015.

Excluding the $140 million impact of First Niagara and $189 million of merger-related charges, noninterest expense was $29 million higher than the third quarter of last year. The increase was primarily driven by higher performance-based compensation, along with slight increases across various nonpersonnel line items, including FDIC assessment expense. These increases were partially offset by lower employee benefits expense. For the full year of 2016, we will experience five months of First Niagara activity and expect elevated levels of merger-related charges to continue.

In the third quarter of 2016, the acquisition of First Niagara contributed approximately $15.4 billion of average loans, or $23 billion at period-end, impacting both the commercial and consumer loan portfolios. These results include the estimated fair value adjustment on the acquired portfolio of $686 million and the divestiture of $439 million of loans.

Average loans were $77.7 billion for the third quarter of 2016, an increase of $18.4 billion compared to the third quarter of 2015. Excluding the impact of the First Niagara acquisition, average loans were $62.3 billion for the third quarter of 2016, an increase of $3 billion compared to the third quarter of 2015. The loan growth occurred primarily in the commercial, financial and agricultural portfolio, which increased $3.3 billion. Consumer loans declined $537 million, largely due to paydowns in Key’s home equity loan portfolio.

In the third quarter of 2016, the acquisition of First Niagara contributed approximately $18.9 billion of average deposits, or $27.3 billion at period-end, which are spread across deposit products and consist primarily of consumer deposits. During the quarter, $1.6 billion of deposits were divested.

Average deposits, excluding deposits in foreign office, totaled $94.9 billion for the third quarter of 2016, an increase of $24.9 billion compared to the year-ago quarter. Excluding the impact of First Niagara, average deposits increased $5.7 billion over the year-ago quarter. Interest-bearing deposits increased $5.9 billion driven by a $4.7 billion increase in NOW and money market deposit accounts and a $1.2 billion increase in certificates of deposits and other time deposits. The increase from the year-ago quarter reflects core deposit growth in our retail banking franchise and growth in escrow deposits from our commercial mortgage servicing business.

Our provision for credit losses was $59 million for the third quarter of 2016, compared to $45 million for the third quarter of 2015 and $52 million for the second quarter of 2016. Our provision for credit losses in the third quarter of 2016 included $12 million related to the acquired credit card portfolio from First Niagara. Our allowance for loan and lease losses was $865 million, or 1.01% of total period-end loans, at September 30, 2016, compared to 1.31% at September 30, 2015. For the remainder of 2016, we expect the provision for credit losses to slightly exceed net loan charge-offs.

Net loan charge-offs for the third quarter of 2016 totaled $44 million, or .23% of average total loans, including $2 million of net charge-offs related to First Niagara. These results compare to $41 million, or .27%, for the third quarter of 2015. For the remainder of 2016, we expect net loan charge-offs to remain relatively stable with the third quarter of 2016.

At September 30, 2016, our nonperforming loans totaled $723 million, which represented .85% of period-end portfolio loans, and include $150 million of nonperforming loans related to First Niagara. These results compare to .67% at September 30, 2015. Nonperforming assets at September 30, 2016, totaled $760 million and represented .89% of period-end portfolio loans and OREO and other nonperforming assets, compared to $417 million, or .69% of period-end portfolio loans, at September 30, 2015.

Our capital ratios remain strong. Our tangible common equity and Tier 1 risk-based capital ratios at September 30, 2016, are 8.27% and 10.53%, respectively, compared to 9.90% and 10.87%, respectively, at September 30, 2015. In addition, our Common Equity Tier 1 ratio is 9.56% at September 30, 2016, compared to 10.47% at September 30, 2015. The declines from the year-ago quarter are primarily related to the acquisition of First Niagara.

We continue to return capital to our shareholders by repurchasing common shares and through our quarterly common share dividend. In the third quarter of 2016, we completed $65 million of common share repurchases and paid a cash dividend of $.085 per common share, under our 2016 capital plan authorization.

Figure 6 shows our continuing and discontinued operating results for the current, past, and year-ago quarters. Our financial performance for each of the past five quarters is summarized in Figure 1.

Figure 6. Results of Operations

	Three months ended			Nine months ended
in millions, except per share amounts	9/30/2016	6/30/2016	9/30/2015	9/30/2016	9/30/2015
Summary of operations
Income (loss) from continuing operations attributable to Key	$171	$199	$222	$557	$685
Income (loss) from discontinued operations, net of taxes (a)	1	3	(3)	5	5
Net income (loss) attributable to Key	$172	$202	$219	$562	$690
Income (loss) from continuing operations attributable to Key	$171	$199	$222	$557	$685
Less: Dividends on Series A Preferred Stock	6	6	6	17	17
Income (loss) from continuing operations attributable to Key common shareholders	165	193	216	540	668
Income (loss) from discontinued operations, net of taxes (a)	1	3	(3)	5	5
Net income (loss) attributable to Key common shareholders	$166	$196	$213	$545	$673
Per common share — assuming dilution
Income (loss) from continuing operations attributable to Key common shareholders	$.16	$.23	$.26	$.60	$.78
Income (loss) from discontinued operations, net of taxes (a)	—	—	—	.01	.01
Net income (loss) attributable to Key common shareholders (b)	$.17	$.23	$.25	$.61	$.79

(a)
In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. As a result of this decision, we have accounted for this business as a discontinued operation. For further discussion regarding the income (loss) from discontinued operations, see Note 12 (“Acquisition, Divestiture, and Discontinued Operations”).

(b)	EPS may not foot due to rounding.

Figure 7 presents certain non-GAAP financial measures related to “tangible common equity,” “return on tangible common equity,” “Common Equity Tier 1,” “pre-provision net revenue,” certain financial measures excluding merger-related charges, and “cash efficiency ratio.”

The tangible common equity ratio and the return on tangible common equity ratio have been a focus for some investors, and management believes these ratios may assist investors in analyzing Key’s capital position without regard to the effects of intangible assets and preferred stock. Traditionally, the banking regulators have assessed bank and BHC capital adequacy based on both the amount and the composition of capital, the calculation of which is prescribed in federal banking regulations. The Federal Reserve focuses its assessment of capital adequacy on a component of Tier 1 capital known as Common Equity Tier 1. Because the Federal Reserve has long indicated that voting common shareholders’ equity (essentially Tier 1 risk-based capital less preferred stock and noncontrolling interests in subsidiaries) generally should be the dominant element in Tier 1 risk-based capital, this focus on Common Equity Tier 1 is consistent with existing capital adequacy categories. The Regulatory Capital Rules, described in more detail under the section “Supervision and regulation” in Item 2 of this report, also make Common Equity Tier 1 a priority. The Regulatory Capital Rules change the regulatory capital standards that apply to BHCs by, among other changes, phasing out the treatment of trust preferred securities and cumulative preferred securities as Tier 1 eligible capital. Starting in 2016, our trust preferred securities are only included in Tier 2 capital. Since analysts and banking regulators may assess our capital adequacy using tangible common equity and Common Equity Tier 1, we believe it is useful to enable investors to assess our capital adequacy on these same bases. Figure 7 reconciles the GAAP performance measures to the corresponding non-GAAP measures.

Figure 7 also shows the computation for and reconciliation of pre-provision net revenue, which is not formally defined by GAAP. We believe that eliminating the effects of the provision for credit losses makes it easier to analyze our results by presenting them on a more comparable basis.

As disclosed in Note 2 ("Business Combination") and Note 12 (“Acquisition, Divestiture, and Discontinued Operations”), KeyCorp completed its purchase of First Niagara on August 1, 2016. The definitive agreement and plan of merger to acquire First Niagara was originally announced on October 30, 2015. As a result of this transaction, we’ve recognized merger-related charges. Figure 7 shows the computation of noninterest expense excluding merger-related charges and return on average assets from continuing operations excluding merger-related charges. We believe that eliminating the effects of the merger-related charges makes it easier to analyze our results by presenting them on a more comparable basis.

The cash efficiency ratio is a ratio of two non-GAAP performance measures. Accordingly, there is no directly comparable GAAP performance measure. The cash efficiency ratio excludes the impact of our intangible asset amortization from the calculation. We also disclose the cash efficiency ratio excluding merger-related charges. We believe these ratios provide greater consistency and comparability between our results and those of our peer banks. Additionally, these ratios are used by analysts and investors as they develop earnings forecasts and peer bank analysis.

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Although these non-GAAP financial measures are frequently used by investors to evaluate a company, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP.

Figure 7. GAAP to Non-GAAP Reconciliations

	Three months ended
dollars in millions	9/30/2016	6/30/2016	3/31/2016	12/31/2015	9/30/2015
Tangible common equity to tangible assets at period end
Key shareholders’ equity (GAAP)	$14,996	$11,313	$11,066	$10,746	$10,705
Less: Intangible assets (a)	2,855	1,074	1,077	1,080	1,084
Preferred Stock (b)	1,150	281	281	281	281
Tangible common equity (non-GAAP)	$10,991	$9,958	$9,708	$9,385	$9,340
Total assets (GAAP)	$135,805	$101,150	$98,402	$95,131	$95,420
Less: Intangible assets (a)	2,855	1,074	1,077	1,080	1,084
Tangible assets (non-GAAP)	$132,950	$100,076	$97,325	$94,051	$94,336
Tangible common equity to tangible assets ratio (non-GAAP)	8.27%	9.95%	9.97%	9.98%	9.90%
Common Equity Tier 1 at period end
Key shareholders’ equity (GAAP)	$14,996	$11,313	$11,066	$10,746	$10,705
Less: Preferred Stock (b)	1,150	281	281	281	281
Common Equity Tier 1 capital before adjustments and deductions	13,846	11,032	10,785	10,465	10,424
Less: Goodwill, net of deferred taxes	2,450	1,031	1,033	1,034	1,036
Intangible assets, net of deferred taxes	216	30	35	26	29
Deferred tax assets	6	1	1	1	1
Net unrealized gains (losses) on available-for-sale securities, net of deferred taxes	101	129	70	(58)	54
Accumulated gains (losses) on cash flow hedges, net of deferred taxes	39	77	46	(20)	21
Amounts in AOCI attributed to pension and postretirement benefit costs, net of deferred taxes	(359)	(362)	(365)	(365)	(385)
Total Common Equity Tier 1 capital	$11,393	$10,126	$9,965	$9,847	$9,668
Net risk-weighted assets (regulatory)	$119,120	$91,195	$90,014	$89,980	$92,307
Common Equity Tier 1 ratio (non-GAAP)	9.56%	11.10%	11.07%	10.94%	10.47%
Average tangible common equity
Average Key shareholders’ equity (GAAP)	$13,552	$11,147	$10,953	$10,731	$10,614
Less: Intangible assets (average) (c)	2,255	1,076	1,079	1,082	1,083
Preferred Stock (average)	648	290	290	290	290
Average tangible common equity (non-GAAP)	$10,649	$9,781	$9,584	$9,359	$9,241
Return on average tangible common equity from continuing operations
Net income (loss) from continuing operations attributable to Key common shareholders (GAAP)	$165	$193	$182	$224	$216
Average tangible common equity (non-GAAP)	10,649	9,781	9,584	9,359	9,241
Return on average tangible common equity from continuing operations (non-GAAP)	6.16%	7.94%	7.64%	9.50%	9.27%
Return on average tangible common equity consolidated
Net income (loss) attributable to Key common shareholders (GAAP)	$166	$196	$183	$220	$213
Average tangible common equity (non-GAAP)	10,649	9,781	9,584	9,359	9,241
Return on average tangible common equity consolidated (non-GAAP)	6.20%	8.06%	7.68%	9.33%	9.14%
Pre-provision net revenue
Net interest income (GAAP)	$780	$597	$604	$602	$591
Plus: Taxable-equivalent adjustment	8	8	8	8	7
Noninterest income	549	473	431	485	470
Less: Noninterest expense	1,082	751	703	736	724
Pre-provision net revenue from continuing operations (non-GAAP)	$255	$327	$340	$359	$344
Noninterest expense excluding merger-related charges
Noninterest expense (GAAP)	$1,082	$751	$703	$736	$724
Less: Merger-related charges	189	45	24	6	—
Noninterest expense excluding merger-related charges (non-GAAP)	$893	$706	$679	$730	$724
Cash efficiency ratio
Noninterest expense (GAAP)	$1,082	$751	$703	$736	$724
Less: Intangible asset amortization	13	7	8	9	9
Adjusted noninterest expense (non-GAAP)	$1,069	$744	$695	$727	$715
Less: Merger-related charges	189	45	24	6	—
Adjusted noninterest expense excluding merger-related charges (non-GAAP)	$880	$699	$671	$721	$715
Net interest income (GAAP)	$780	$597	$604	$602	$591
Plus: Taxable-equivalent adjustment	8	8	8	8	7
Noninterest income (GAAP)	549	473	431	485	470
Total taxable-equivalent revenue (non-GAAP)	$1,337	$1,078	$1,043	$1,095	$1,068
Add: Merger-related charges	18	—	—	—	—
Adjusted noninterest income excluding merger-related charges (non-GAAP)	$1,355	$1,078	$1,043	$1,095	$1,068
Cash efficiency ratio (non-GAAP)	80.0%	69.0%	66.6%	66.4%	66.9%
Cash efficiency ratio excluding merger-related charges (non-GAAP)	64.9%	64.8%	64.3%	65.8%	66.9%
Return on average total assets from continuing operations excluding merger-related charges
Income from continuing operations attributable to Key (GAAP)	$171	$199	$187	$230	$222
Add: Merger-related charges, after tax	132	28	15	4	—
Income from continuing operations attributable to Key excluding merger-related charges, after tax (non-GAAP)	$303	$227	$202	$234	$222
Average total assets from continuing operations (GAAP)	$123,469	$97,413	$94,477	$94,117	$92,649
Return on average total assets from continuing operations excluding merger-related charges (non-GAAP)	.98%	.94%	.86%	.99%	.95%

(a)
For the three months ended September 30, 2016, June 30, 2016, March 31, 2016, December 31, 2015, and September 30, 2015, intangible assets exclude $51 million, $36 million, $40 million, $45 million, and $50 million, respectively, of period-end purchased credit card receivables.

(b)	Net of capital surplus.

(c)
For the three months ended September 30, 2016, June 30, 2016, March 31, 2016, December 31, 2015, and September 30, 2015, average intangible assets exclude $47 million, $38 million, $42 million, $47 million, and $52 million, respectively, of average purchased credit card receivables.

dollars in millions	Three months ended 9/30/2016
Common Equity Tier 1 under the Regulatory Capital Rules (estimates)
Common Equity Tier 1 under current Regulatory Capital Rules	$11,393
Adjustments from current Regulatory Capital Rules to the fully phased-in Regulatory Capital Rules:
Deferred tax assets and other intangible assets(d)	(147)
Common Equity Tier 1 anticipated under the fully phased-in Regulatory Capital Rules (e)	$11,246

Net risk-weighted assets under current Regulatory Capital Rules	$119,120
Adjustments from current Regulatory Capital Rules to the fully phased-in Regulatory Capital Rules:
Mortgage servicing assets (f)	547
Volcker Funds	(199)
All other assets	(40)
Total risk-weighted assets anticipated under the fully phased-in Regulatory Capital Rules (e)	$119,428
Common Equity Tier 1 ratio under the fully phased-in Regulatory Capital Rules (e)	9.42%

	Nine months ended
dollars in millions	9/30/2016	9/30/2015
Pre-provision net revenue
Net interest income (GAAP)	$1,981	$1,746
Plus: Taxable-equivalent adjustment	24	20
Noninterest income (GAAP)	1,453	1,395
Less: Noninterest expense (GAAP)	2,536	2,104
Pre-provision net revenue from continuing operations (non-GAAP)	$922	$1,057
Average tangible common equity
Average Key shareholders’ equity (GAAP)	$11,890	$10,591
Less: Intangible assets (average) (g)	1,473	1,086
Preferred Stock (average)	410	290
Average tangible common equity (non-GAAP)	$10,007	$9,215
Return on average tangible common equity from continuing operations
Net income (loss) from continuing operations attributable to Key common shareholders (GAAP)	$540	$668
Average tangible common equity (non-GAAP)	10,007	9,215
Return on average tangible common equity from continuing operations (non-GAAP)	7.21%	9.69%
Return on average tangible common equity consolidated
Net income (loss) attributable to Key common shareholders (GAAP)	$545	$673
Average tangible common equity (non-GAAP)	10,007	9,215
Return on average tangible common equity consolidated (non-GAAP)	7.27%	9.76%
Cash efficiency ratio
Noninterest expense (GAAP)	$2,536	$2,104
Less: Intangible asset amortization (GAAP)	28	27
Adjusted noninterest expense (non-GAAP)	2,508	2,077
Less: Merger-related charges	258	—
	$2,250	$2,077
Net interest income (GAAP)	$1,981	$1,746
Plus: Taxable-equivalent adjustment	24	20
Noninterest income (GAAP)	1,453	1,395
Total taxable-equivalent revenue (non-GAAP)	$3,458	$3,161
Add: Merger-related charges	18	—
Adjusted noninterest income excluding merger-related charges (non-GAAP)	$3,476	$3,161
Cash efficiency ratio (non-GAAP)	72.5%	65.7%
Cash efficiency ratio excluding merger-related charges (non-GAAP)	64.7%	65.7%
Return on average total assets from continuing operations excluding merger-related charges
Income from continuing operations attributable to Key (GAAP)	$557	$685
Add: Merger-related charges, after tax	175	—
Income from continuing operations attributable to Key excluding merger-related charges, after tax (non-GAAP)	$732	$685
Average total assets from continuing operations (GAAP)	$105,187	$91,322
Return on average total assets from continuing operations excluding merger-related charges (non-GAAP)	.93%	1.00%

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

(f)    Item is included in the 10%/15% exceptions bucket calculation and is risk-weighted at 250%.

(g)	For the nine months ended September 30, 2016, and September 30, 2015, average intangible assets exclude $42 million and $58 million, respectively, of average purchased credit card receivables.

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

Figure 8 shows our taxable-equivalent net interest income excluding the impact of merger-related charges and the impact of First Niagara during the three- and nine-months ended September 30, 2016. Figure 9 shows the various components of our balance sheet that affect interest income and expense, and their respective yields or rates over the past five quarters. This figure also presents a reconciliation of taxable-equivalent net interest income to net interest income reported in accordance with GAAP for each of those quarters. The net interest margin, which is an indicator of the profitability of the earning assets portfolio less cost of funding, is calculated by dividing annualized taxable-equivalent net interest income by average earning assets.

The acquisition of First Niagara contributed approximately $175 million of net interest income in the third quarter of 2016, which included $19 million of related purchase accounting accretion. Third quarter 2016 net interest income included an additional $6 million of one-time merger-related charges.

Taxable-equivalent net interest income was $788 million for the third quarter of 2016, and the net interest margin was 2.85% compared to taxable-equivalent net interest income of $598 million and a net interest margin of 2.87% for the third quarter of 2015. The net interest margin declined two basis points, reflecting higher levels of liquidity, partly offset by the benefit from the First Niagara acquisition. Excluding the impact of First Niagara and merger-related charges, net interest income increased 4% compared to the year-ago quarter, driven by higher earning asset balances.

For the nine months ended September 30, 2016, taxable-equivalent net interest income increased by $239 million, and the net interest margin decreased by four basis points. The increase in net interest income reflects the First Niagara acquisition and growth in our core earning asset balances, while higher levels of liquidity contributed to the overall decline in the net interest margin.

In the third quarter of 2016, the acquisition of First Niagara contributed approximately $15.4 billion of average loans, or $23 billion at period-end, impacting both the commercial and consumer loan portfolios. These results include the estimated fair value adjustment on the acquired portfolio of $686 million and the divestiture of $439 million of loans.

Average loans were $77.7 billion for the third quarter of 2016, an increase of $18.4 billion compared to the third quarter of 2015. Excluding the impact of the First Niagara acquisition, average loans were $62.3 billion for the third quarter of 2016, an increase of $3 billion compared to the third quarter of 2015. The loan growth occurred primarily in the commercial, financial and agricultural portfolio, which increased $3.3 billion. Consumer loans declined $537 million, largely due to paydowns in Key’s home equity loan portfolio.

Our securities available-for-sale and held-to-maturity securities portfolios together averaged $24.2 billion in the third quarter of 2016, compared to $19.2 billion in the third quarter of 2015. The increase compared to both the year-ago quarter and prior quarter primarily reflects the impact of the First Niagara acquisition, which added $4.7 billion of average investment securities, or $9 billion of securities at period-end. During the quarter, Key completed the planned sales and repositioning of First Niagara's portfolio to more closely align with Key's portfolio and investment philosophy.

In the third quarter of 2016, the acquisition of First Niagara contributed approximately $18.9 billion of average deposits, or $27.3 billion at period-end, which are spread across deposit products and consist primarily of consumer deposits. During the quarter, $1.6 billion of deposits were divested.

Average deposits, excluding deposits in foreign office, totaled $94.9 billion for the third quarter of 2016, an increase of $24.9 billion compared to the year-ago quarter. Excluding the impact of First Niagara, average deposits increased $5.7 billion over the year-ago quarter. Interest-bearing deposits increased $5.9 billion driven by a $4.7 billion increase in NOW and money market deposit accounts and a $1.2 billion increase in certificates of deposits and other time deposits. The increase from the year-ago quarter reflects core deposit growth in our retail banking franchise and growth in escrow deposits from our commercial mortgage servicing business.

Figure 8. Net Interest Income (TE)

	Three months ended			Nine months ended
in millions	9/30/2016	6/30/2016	9/30/2015	9/30/2016	9/30/2015
Net interest income (TE)	$788	$605	$598	$2,005	$1,766
Merger-related charges	(6)	—	—	(6)	—
First Niagara impact (a)	175	—	—	175	—
Total net interest income excluding merger-related charges and First Niagara impact	$619	$605	$598	$1,836	$1,766

(a)	Reflects two months of First Niagara activity during the third quarter of 2016.

Figure 9. Consolidated Average Balance Sheets, Net Interest Income, and Yields/Rates from Continuing Operations

	Third Quarter 2016			Second Quarter 2016
dollars in millions	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)
ASSETS
Loans (b), (c)
Commercial, financial and agricultural (d)	$37,318	$317	3.38%	$32,630	$270	3.32%
Real estate — commercial mortgage	12,879	126	3.91	8,404	80	3.85
Real estate — construction	1,723	21	4.67	869	8	3.78
Commercial lease financing	4,508	38	3.33	3,949	37	3.77
Total commercial loans	56,428	502	3.54	45,852	395	3.47
Real estate — residential mortgage	4,453	45	3.96	2,253	22	4.11
Home equity loans	11,968	122	4.07	10,098	102	4.04
Consumer direct loans	1,666	30	7.20	1,599	26	6.53
Credit cards	996	27	10.80	792	21	10.58
Consumer indirect loans	2,186	28	5.23	554	9	6.56
Total consumer loans	21,269	252	4.73	15,296	180	4.74
Total loans	77,697	754	3.86	61,148	575	3.78
Loans held for sale	1,152	10	3.48	611	5	3.18
Securities available for sale (b), (e)	17,972	88	1.99	14,268	74	2.08
Held-to-maturity securities (b)	6,250	30	1.86	4,883	24	1.98
Trading account assets	860	4	2.12	967	6	2.28
Short-term investments	5,911	7.48		5,559	6.45
Other investments (e)	717	5	2.74	610	2	1.54
Total earning assets	110,559	898	3.24	88,046	692	3.16
Allowance for loan and lease losses	(847)			(833)
Accrued income and other assets	13,757			10,200
Discontinued assets	1,676			1,738
Total assets	$125,145			$99,151
LIABILITIES
NOW and money market deposit accounts	$51,318	25.20		$39,687	16.17
Savings deposits	4,521	1.07		2,375	—	.02
Certificates of deposit ($100,000 or more)(f)	4,204	12	1.15	3,233	11	1.39
Other time deposits	5,031	11.85		3,252	7.85
Deposits in foreign office	—	—	—	—	—	—
Total interest-bearing deposits	65,074	49.30		48,547	34.29
Federal funds purchased and securities sold under repurchase agreements	578	—	.16	337	—	.01
Bank notes and other short-term borrowings	1,186	2.91		694	3	1.39
Long-term debt (f), (g)	10,415	59	2.31	9,294	50	2.25
Total interest-bearing liabilities	77,253	110.57		58,872	87.60
Noninterest-bearing deposits	29,844			25,357
Accrued expense and other liabilities	2,818			2,032
Discontinued liabilities (g)	1,676			1,738
Total liabilities	111,591			87,999
EQUITY
Key shareholders’ equity	13,552			11,147
Noncontrolling interests	2			5
Total equity	13,554			11,152
Total liabilities and equity	$125,145			$99,151
Interest rate spread (TE)			2.67%			2.56%
Net interest income (TE) and net interest margin (TE)		788	2.85%		605	2.76%
TE adjustment (b)		8			8
Net interest income, GAAP basis		$780			$597

(a)	Results are from continuing operations. Interest excludes the interest associated with the liabilities referred to in (g) below, calculated using a matched funds transfer pricing methodology.

(b)	Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(c)	For purposes of these computations, nonaccrual loans are included in average loan balances.

(d)
Commercial, financial and agricultural average balances include $107 million, $87 million, $85 million, $87 million, and $88 million of assets from commercial credit cards for the three months ended September 30, 2016, June 30, 2016, March 31, 2016, December 31, 2015, and September 30, 2015, respectively.

Figure 9. Consolidated Average Balance Sheets, Net Interest Income, and Yields/Rates from Continuing Operations

First Quarter 2016			Fourth Quarter 2015			Third Quarter 2015
Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)

$31,590	$263	3.35%	$30,884	$253	3.25%	$30,374	$244	3.19%
8,138	77	3.78	8,019	75	3.70	7,988	73	3.65
1,016	10	4.11	1,067	10	3.65	1,164	11	3.78
3,957	36	3.65	3,910	36	3.68	3,946	35	3.57
44,701	386	3.47	43,880	374	3.38	43,472	363	3.32
2,236	24	4.18	2,252	24	4.18	2,258	24	4.19
10,240	103	4.06	10,418	105	3.97	10,510	105	3.96
1,593	26	6.53	1,605	26	6.50	1,597	26	6.53
784	21	10.72	780	21	10.66	759	21	10.74
602	10	6.44	641	10	6.45	685	11	6.47
15,455	184	4.76	15,696	186	4.69	15,809	187	4.69
60,156	570	3.80	59,576	560	3.72	59,281	550	3.69
826	8	4.02	841	8	4.13	939	10	3.96
14,207	75	2.12	14,168	76	2.13	14,247	74	2.11
4,817	24	2.01	4,908	24	1.99	4,923	24	1.95
817	7	3.50	822	6	3.31	699	5	2.50
3,432	4.46		3,483	3.28		2,257	1.26
647	3	1.73	674	4	2.71	696	4	2.52
84,902	691	3.27	84,472	681	3.21	83,042	668	3.21
(803)			(790)			(790)
10,378			10,435			10,397
1,804			1,947			2,118
$96,281			$96,064			$94,767

$37,708	15.16		$37,640	14.15		$36,289	15.16
2,349	—	.02	2,338	—	.02	2,371	—	.02
2,761	10	1.37	2,150	7	1.31	1,985	6	1.27
3,200	6.79		3,047	5.72		3,064	6.70
—	—	—	354	—	.24	492	—	.23
46,018	31.27		45,529	26.24		44,201	27.24
437	—	.07	392	—	.02	859	—	.08
591	2	1.63	556	3	1.65	567	2	1.51
8,566	46	2.19	8,316	42	2.05	7,893	41	2.20
55,612	79.57		54,793	71.52		53,520	70.53
25,580			26,292			26,268
2,322			2,289			2,236
1,804			1,947			2,118
85,318			85,321			84,142

10,953			10,731			10,614
10			12			11
10,963			10,743			10,625
$96,281			$96,064			$94,767
		2.70%			2.69%			2.68%
	612	2.89%		610	2.87%		598	2.87%
	8			8			7
	$604			$602			$591

(e)	Yield is calculated on the basis of amortized cost.

(f)	Rate calculation excludes basis adjustments related to fair value hedges.

(g)	A portion of long-term debt and the related interest expense is allocated to discontinued liabilities as a result of applying our matched funds transfer pricing methodology to discontinued operations.

Figure 10 shows how the changes in yields or rates and average balances from the prior year period affected net interest income. The section entitled “Financial Condition” contains additional discussion about changes in earning assets and funding sources.

Figure 10. Components of Net Interest Income Changes from Continuing Operations

	From three months ended September 30, 2015			From nine months ended September 30, 2015
	to three months ended September 30, 2016			to nine months ended September 30, 2016
in millions	Average Volume	Yield/ Rate	Net Change (a)	Average Volume	Yield/ Rate	Net Change (a)
INTEREST INCOME
Loans	$178	$26	$204	$231	$51	$282
Loans held for sale	2	(2)	—	(4)	(2)	(6)
Securities available for sale	18	(4)	14	30	(10)	20
Held-to-maturity securities	6	—	6	5	1	6
Trading account assets	1	(2)	(1)	3	(1)	2
Short-term investments	3	3	6	6	6	12
Other investments	—	1	1	(1)	(3)	(4)
Total interest income (TE)	208	22	230	270	42	312
INTEREST EXPENSE
NOW and money market deposit accounts	7	3	10	9	5	14
Savings deposits	—	1	1	—	1	1
Certificates of deposit ($100,000 or more)	6	—	6	14	—	14
Other time deposits	4	1	5	4	3	7
Deposits in foreign office	—	—	—	(1)	(1)	(2)
Total interest-bearing deposits	17	5	22	26	8	34
Bank notes and other short-term borrowings	1	(1)	—	2	(1)	1
Long-term debt	14	4	18	40	(3)	37
Total interest expense	32	8	40	68	4	72
Net interest income (TE)	$176	$14	$190	$202	$38	$240

(a)	The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.

Noninterest income

The acquisition of First Niagara contributed approximately $53 million of noninterest income in the third quarter of 2016, which was primarily attributable to service charges on deposit accounts, trust and investment services income and cards and payments income. Additionally, third quarter 2016 reported noninterest income includes $12 million of merger-related charges, including losses from investment portfolio repositioning.

As shown in Figure 11, noninterest income was $549 million for the third quarter of 2016, compared to $470 million for the year-ago quarter. Excluding the impact of First Niagara and merger-related charges discussed above, noninterest income increased $38 million, or 8.1%, primarily driven by a record quarter in investment banking and debt placement fees. Also benefiting the quarter was continued growth in cards and payments income, as well as service charges on deposit accounts. These increases were partially offset by lower corporate services income, net gains on principal investing and operating lease income and other leasing gains.

For the nine months ended September 30, 2016, noninterest income increased $58 million, or 4.2%, from the same period one year ago. Excluding the $53 million impact of First Niagara and $12 million of merger-related charges, noninterest income increased $17 million, or 1.2%, from the same period one year ago. This increase was primarily driven by an increase of $7 million of investment banking and debt placement fees driven by a record quarter for investment banking and debt placement fees in the third quarter of 2016. Also benefiting the period was continued growth in cards and payments income, as well as service charges on deposit accounts. These increases were partially offset by lower net gains on principal investing and operating lease income and other leasing gains.

Figure 11. Noninterest Income

	Three months ended September 30,		Change		Nine months ended September 30,		Change
dollars in millions	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Trust and investment services income	$122	$108	$14	13.0%	$341	$328	$13	4.0%
Investment banking and debt placement fees	156	109	47	43.1	325	318	7	2.2
Service charges on deposit accounts	85	68	17	25.0	218	192	26	13.5
Operating lease income and other leasing gains	6	15	(9)	(60.0)	41	58	(17)	(29.3)
Corporate services income	51	57	(6)	(10.5)	154	143	11	7.7
Cards and payments income	66	47	19	40.4	164	136	28	20.6
Corporate-owned life insurance income	29	30	(1)	(3.3)	85	91	(6)	(6.6)
Consumer mortgage income	6	3	3	100.0	11	10	1	10.0
Mortgage servicing fees	15	11	4	36.4	37	33	4	12.1
Net gains (losses) from principal investing	5	11	(6)	(54.5)	16	51	(35)	(68.6)
Other income (a)	8	11	(3)	(27.3)	61	35	26	74.3
Total noninterest income	$549	$470	$79	16.8%	$1,453	$1,395	$58	4.2%

Merger-related charges	(12)	—	(12)	N/M	(12)	—	(12)	N/M
First Niagara impact	53	—	53	N/M	53	—	53	N/M
Total noninterest income excluding merger-related charges and First Niagara impact	$508	$470	$38	8.1%	$1,412	$1,395	$17	1.2%

(a)	Included in this line item is our “Dealer trading and derivatives income (loss).” Additional detail is provided in Figure 12.

Figure 12. Dealer Trading and Derivatives Income (Loss)

	Three months ended September 30,		Change		Nine months ended September 30,		Change
dollars in millions	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Dealer trading and derivatives income (loss), proprietary (a), (b)	$2	$(4)	$6	N/M	$2	$(9)	$11	N/M
Dealer trading and derivatives income (loss), nonproprietary (b)	6	11	(5)	(45.5)%	16	16	—	—
Total dealer trading and derivatives income (loss)	$8	$7	$1	14.3%	$18	7	$11	157.1%

(a)
For the quarter ended September 30, 2016, income of $5 million related to fixed income, foreign exchange, interest rate, and commodity derivative trading was offset by losses related to equity securities trading and credit portfolio management activities. For the quarter ended September 30, 2015, income of $1 million related to fixed income, foreign exchange, interest rate, and commodity derivative trading was offset by losses related to equity securities trading and credit portfolio management activities.

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

Trust and investment services income

Trust and investment services income is one of our largest sources of noninterest income and consists of brokerage commissions, trust and asset management commissions, and insurance income. The assets under management that primarily generate these revenues are shown in Figure 13. For the three and nine months ended September 30, 2016, trust and investment services income increased $14 million, or 13.0%, and $13 million, or 4.0%, respectively, primarily due to the acquisition of First Niagara.

A significant portion of our trust and investment services income depends on the value and mix of assets under management. At September 30, 2016, our bank, trust, and registered investment advisory subsidiaries had assets under management of $36.8 billion, compared to $35.2 billion at September 30, 2015. The increase in assets under management, as shown in Figure 13, was primarily attributable to the First Niagara acquisition.

Figure 13. Assets Under Management

	2016			2015
in millions	Third	Second	First	Fourth	Third
Assets under management by investment type:
Equity	$21,568	$20,458	$20,210	$20,199	$19,728
Securities lending	991	968	1,147	1,215	2,872
Fixed income	11,016	10,053	9,789	9,705	9,823
Money market	3,177	3,056	2,961	2,864	2,735
Total	$36,752	$34,535	$34,107	$33,983	$35,158

Investment banking and debt placement fees

Investment banking and debt placement fees consist of syndication fees, debt and equity financing fees, financial adviser fees, gains on sales of commercial mortgages, and agency origination fees. Investment banking and debt placement fees increased $47 million, or 43.1%, for the third quarter of 2016, and $7 million, or 2.2%, for the nine months ended September 30, 2016, compared to the same periods one year ago. These increases were related to strength in commercial mortgage banking, equity capital markets, and merger and acquisition advisory fees.

Service charges on deposit accounts

Service charges on deposit accounts increased $17 million, or 25%, and $26 million, or 13.5%, for the three and nine months ended September 30, 2016, respectively, compared to the same periods one year ago. The increase from the three and nine months ended September 30, 2016, was primarily due to the acquisition of First Niagara and higher overdraft and account analysis fees.

Operating lease income and other leasing gains

Operating lease income and other leasing gains decreased $9 million, or 60%, for the third quarter of 2016, and $17 million, or 29.3%, for the nine months ended September 30, 2016, compared to the same periods one year ago. These declines reflect $12 million of lease residual losses recognized in the third quarter of 2016. The expense related to the rental of leased equipment is presented in Figure 13 as “operating lease expense.”

Corporate services income

Corporate services income decreased $6 million, or 10.5%, from the year-ago quarter, and increased $11 million, or 7.7%, for the nine months ended September 30, 2016, compared to the same period one year ago. These increases were primarily due to the acquisition of First Niagara.

Cards and payments income

Cards and payments income, which consists of debit card, consumer and commercial credit card, and merchant services income, increased $19 million, or 40.4%, from the year-ago quarter, and $28 million, or 20.6%, for the nine months ended September 30, 2016, compared to the same period one year ago. These increases were primarily due to the acquisition of First Niagara and higher purchase card, credit card, and ATM debit card fees driven by increased volume.

Consumer mortgage income

Consumer mortgage income increased $3 million, or 100%, from the year-ago quarter, and $1 million, or 10%, for the nine months ended September 30, 2016, compared to the same period one year ago. These increases were primarily due to the acquisition of First Niagara.

Mortgage servicing fees

Mortgage servicing fees increased $4 million, or 36.4%, from the year-ago quarter, and $4 million, or 12.1%, for the nine months ended September 30, 2016, compared to the same period one year ago. These increases were primarily driven by the acquisition of First Niagara and increased service fee income on mortgage loans sold.

Other income

Other income, which consists primarily of gains on sales of loans held for sale, other service charges, and certain dealer trading income, decreased $3 million, or 27.3%, from the year-ago quarter, and increased $26 million, or 74.3%, for the nine months ended September 30, 2016, compared to the same period one year ago. These changes in other income were primarily attributable to changes in various miscellaneous income categories.

Noninterest expense

As shown in Figure 14, noninterest expense was $1.1 billion for the third quarter of 2016, including $140 million related to the operations of First Niagara, which was primarily attributable to personnel expense, net occupancy, business services and professional fees and other expense.

Additionally, noninterest expense included $189 million of merger-related charges, primarily made up of $97 million in personnel expense related to severance and technology development for systems conversions, as well as fully-dedicated personnel for merger and integration efforts. The remaining $92 million of merger-related charges were nonpersonnel expense, largely recognized in business services and professional fees, computer processing and other expense. No merger-related charges were incurred in the third quarter of 2015.

Excluding the $140 million impact of First Niagara and $189 million of merger-related charges, noninterest expense was $29 million higher than the third quarter of last year. The increase is primarily driven by higher performance-based compensation, along with slight increases across various nonpersonnel line items, including FDIC assessment expense. These increases were partially offset by lower employee benefits expense.

For the nine months ended September 30, 2016, noninterest expense increased $432 million, or 20.5%, compared to the same period one year ago. Noninterest expense included $140 million related to the operations of First Niagara which primarily impacted personnel expense, net occupancy, business services and professional fees and other expense.

Additionally, noninterest expense for the nine months ended September 30, 2016, included $258 million of merger-related charges, primarily made up of $148 million in personnel expense related to severance and technology development for systems conversions, as well as fully-dedicated personnel for merger and integration efforts. The remaining $110 million of merger-related charges were nonpersonnel expense, largely recognized in business services and professional fees, computer processing and other expense.

Excluding merger-related charges, noninterest expense for the nine months ended September 30, 2016, was $34 million higher than the same period one year ago. Personnel expense increased $54 million driven by higher performance-based compensation along with increases across various nonpersonnel line items including computer processing and FDIC assessment. These increases were partially offset by lower employee benefits expense and business services and professional fees.

Figure 14. Noninterest Expense

	Three months ended September 30,		Change		Nine months ended September 30,		Change
dollars in millions	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Personnel (a)	$594	$426	$168	39.4%	$1,425	$1,223	$202	16.5%
Net occupancy	73	60	13	21.7	193	191	2	1.0
Computer processing	70	41	29	70.7	158	121	37	30.6
Business services and professional fees	76	40	36	90.0	157	115	42	36.5
Equipment	26	22	4	18.2	68	66	2	3.0
Operating lease expense	15	11	4	36.4	42	34	8	23.5
Marketing	32	17	15	88.2	66	40	26	65.0
FDIC assessment	21	8	13	162.5	38	24	14	58.3
Intangible asset amortization	13	9	4	44.4	28	27	1	3.7
OREO expense, net	3	2	1	50.0	6	5	1	20.0
Other expense	159	88	71	80.7	355	258	97	37.6
Total noninterest expense	$1,082	$724	$358	49.4%	$2,536	$2,104	$432	20.5%
Merger-related charges (b)	189	—	189	N/M	258	—	258	N/M
First Niagara impact (c)	140	—	140	N/M	140	—	140	N/M
Total noninterest expense excluding merger-related charges	$753	$724	$29	4.0	$2,138	$2,104	$34	1.6
Average full-time equivalent employees (d)	17,079	13,555	3,524	26.0%	14,642	13,525	1,117	8.3%

(a)	Additional detail provided in Figure 16 entitled “Personnel Expense.”

(b)	Additional detail provided in Figure 15 entitled “Merger-Related Charges.”

(c)	Reflects two months of First Niagara activity during the third quarter of 2016.

(d)	The number of average full-time equivalent employees has not been adjusted for discontinued operations.

Figure 15. Merger-Related Charges

	Three months ended September 30,		Change		Nine months ended September 30,		Change
dollars in millions	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Net interest income	$(6)	—	$(6)	N/M	$(6)	—	$(6)	N/M

Operating lease income and other leasing gains	(2)	—	(2)	N/M	(2)	—	(2)	N/M
Other income	(10)	—	(10)	N/M	(10)	—	(10)	N/M
Noninterest income	(12)	—	(12)	N/M	(12)		(12)	N/M

Personnel (a)	97	—	97	N/M	148	—	148	N/M
Business services and professional fees	32	—	32	N/M	44	—	44	N/M
Computer processing	15	—	15	N/M	15	—	15	N/M
Marketing	9	—	9	N/M	13	—	13	N/M
Other nonpersonnel expense	36	—	36	N/M	38	—	38	N/M
Noninterest expense	189	—	189	N/M	258	—	258	N/M
Total merger-related charges	$207	—	$207	N/M	$276	—	$276	N/M

(a)	Personnel expense includes severance, technology development related to systems conversion, and fully-dedicated personnel for merger and integration efforts.

Personnel

As shown in Figure 16, personnel expense, the largest category of our noninterest expense, increased by $168 million, or 39.4%, for the third quarter of 2016 compared to the year-ago quarter. For the nine months ended September 30, 2016, personnel expense increased $202 million, or 16.5%, from the same period one year ago. These increases were primarily attributable to the acquisition of First Niagara and higher-performance based compensation, partially offset by lower employee benefits expense

Figure 16. Personnel Expense

	Three months ended September 30,		Change		Nine months ended September 30,		Change
dollars in millions	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Salaries and contract labor	$329	$247	$82	33.2%	$839	$714	$125	17.5%
Incentive and stock-based compensation	162	103	59	57.3	352	295	57	19.3
Employee benefits	73	75	(2)	(2.7)	199	202	(3)	(1.5)
Severance	30	1	29	N/M	35	12	23	191.7
Total personnel expense	$594	$426	$168	39.4%	$1,425	$1,223	$202	16.5%
Merger-related charges	97	—	97	N/M	148	—	148	N/M
First Niagara impact (a)	72	—	72	N/M	72	—	72	N/M
Total personnel expense excluding merger-related charges and First Niagara impact	$425	$426	$(1)	(.2)%	$1,205	$1,223	$(18)	(1.5)%

(a)     Reflects two months of First Niagara activity during the third quarter of 2016.

Net occupancy

Net occupancy expense increased $13 million, or 21.7%, for the third quarter of 2016, and $2 million, or 1%, for the nine months ended September 30, 2016, compared to the same periods one year ago. These increases were primarily due to the acquisition of First Niagara.

Operating lease expense

Operating lease expense increased $4 million, or 36.4%, from the year-ago quarter, and $8 million, or 23.5%, from the nine-month period ended one year ago. These increases were due to increased depreciation expense on operating lease equipment. Income related to the rental of leased equipment is presented in Figure 11 as “operating lease income and other leasing gains.”

Other expense

Other expense comprises various miscellaneous expense items. The $71 million, or 80.7%, increase in the current quarter and the $97 million, or 37.6%, increase in the first nine months of 2016 compared to the same periods one year ago reflect the impact of the First Niagara acquisition, certain real estate investments, and other miscellaneous expenses.

Income taxes

We recorded tax expense from continuing operations of $16 million for the third quarter of 2016 and $72 million for the third quarter of 2015. For the first nine months of 2016, we recorded tax expense from continuing operations of $141 million, compared to $230 million for the same period one year ago.

Our federal tax expense (benefit) differs from the amount that would be calculated using the federal statutory tax rate, primarily because we generate income from investments in tax-advantaged assets, such as corporate-owned life insurance, and credits associated with renewable energy and low-income housing investments. The tax expense for the third quarter of 2016 was also significantly reduced due to merger-related charges of $207 million. Excluding those expenses, the tax expense for the third quarter of 2016 was $93 million.

Additional information pertaining to how our tax expense (benefit) and the resulting effective tax rates were derived is included in Note 12 (“Income Taxes”) beginning on page 184 of our 2015 Form 10-K.

Line of Business Results

This section summarizes the financial performance and related strategic developments of our two major business segments (operating segments): Key Community Bank and Key Corporate Bank. Note 19 (“Line of Business Results”) describes the products and services offered by each of these business segments, provides more detailed financial information pertaining to the segments, and explains “Other Segments” and “Reconciling Items.”

Figure 17 summarizes the contribution made by each major business segment to our “taxable-equivalent revenue from continuing operations” and “income (loss) from continuing operations attributable to Key” for the three-month periods ended September 30, 2016, and September 30, 2015.

Figure 17. Major Business Segments — Taxable-Equivalent Revenue from Continuing Operations and Income (Loss) from Continuing Operations Attributable to Key

	Three months ended September 30,		Change		Nine months ended September 30,		Change
dollars in millions	2016	2015	Amount	Percent	2016	2015	Amount	Percent
REVENUE FROM CONTINUING OPERATIONS (TE)
Key Community Bank	$779	$579	$200	34.5%	$1,971	$1,687	$284	16.8%
Key Corporate Bank	553	454	99	21.8	1,430	1,334	96	7.2
Other Segments	17	35	(18)	(51.4)	69	144	(75)	(52.1)
Total Segments	1,349	1,068	281	26.3	3,470	3,165	305	9.6
Reconciling Items (a)	(12)	—	(12)	N/M	(12)	(4)	(8)	N/M
Total	$1,337	$1,068	$269	25.2%	$3,458	$3,161	$297	9.4%
INCOME (LOSS) FROM CONTINUING OPERATIONS ATTRIBUTABLE TO KEY
Key Community Bank	$103	$74	$29	39.2%	$257	$194	$63	32.5%
Key Corporate Bank	159	136	23	16.9	412	394	18	4.6
Other Segments	16	26	(10)	(38.5)	54	100	(46)	(46.0)
Total Segments	278	236	42	17.8	723	688	35	5.1
Reconciling Items (a)	(107)	(14)	(93)	N/M	(166)	(3)	(163)	N/M
Total	$171	$222	$(51)	(23.0)%	$557	$685	$(128)	(18.7)%

(a)    Reconciling items consist primarily of the unallocated portion of merger-related charges and items not allocated to the business segments because they do not reflect their normal operations.

Key Community Bank summary of operations

•	Net income increased $29 million, or 39.2% from the year-ago quarter (up $11 million, or 14.9% excluding the impact of First Niagara)

•	Average deposits increased $18.2 billion, or 35.5% from the year-ago quarter (up $3.8 billion, or 7.4% excluding the impact of First Niagara)

•	Average loans increased $10.5 billion, or 33.9% from the year-ago quarter (up $206 million, or .7% excluding the impact of First Niagara)

As shown in Figure 18, Key Community Bank recorded net income attributable to Key of $103 million for the third quarter of 2016, compared to $74 million for the year-ago quarter. First Niagara contributed $18 million of the growth year-over-year.

Taxable-equivalent net interest income increased by $151 million, or 39.8%, from the third quarter of 2015. Excluding the impact of First Niagara, taxable-equivalent net interest income increased $27 million, primarily driven by deposit growth and higher interest rates.

Noninterest income increased $49 million, or 24.5%, from the year-ago quarter. Excluding the impact of First Niagara, noninterest income increased $8 million, or 4%, related to positive trends in cards and payments income and service charges on deposit accounts. Investment banking and debt placement fees also increased from the year-ago period. These increases were partially offset by declines in trust and investment services and consumer mortgage income.

The provision for credit losses increased by $19 million, or 105.6%, from the third quarter of 2015, primarily related to the acquired credit card portfolio from First Niagara. Excluding the impact of First Niagara, the provision for credit losses increased $3 million, or 16.6%, related to an increase in net loan charge-offs of $9 million from the same period one year ago.

Noninterest expense increased by $134 million, or 30.2%, from the year-ago quarter. Excluding the impact of First Niagara, noninterest expense increased $14 million, or 3.1%, mostly driven by the implementation of an FDIC surcharge and increased marketing expense.

Figure 18. Key Community Bank

	Three months ended September 30,		Change		Nine months ended September 30,		Change
dollars in millions	2016	2015	Amount	Percent	2016	2015	Amount	Percent
SUMMARY OF OPERATIONS
Net interest income (TE)	$530	$379	$151	39.8%	$1,320	$1,099	$221	20.1%
Noninterest income	249	200	49	24.5	651	588	63	10.7
Total revenue (TE)	779	579	200	34.5	1,971	1,687	284	16.8
Provision for credit losses	37	18	19	105.6	103	50	53	106.0
Noninterest expense	578	444	134	30.2	1,458	1,328	130	9.8
Income (loss) before income taxes (TE)	164	117	47	40.2	410	309	101	32.7
Allocated income taxes (benefit) and TE adjustments	61	43	18	41.9	153	115	38	33.0
Net income (loss) attributable to Key	$103	$74	$29	39.2%	$257	$194	$63	32.5%
AVERAGE BALANCES
Loans and leases	$41,548	$31,039	$10,509	33.9%	$34,450	$30,804	$3,646	11.8%
Total assets	44,219	33,155	11,064	33.4	36,707	32,912	3,795	11.5
Deposits	69,397	51,234	18,163	35.5	58,704	50,807	7,897	15.5
Assets under management at period end	$36,752	$35,158	$1,594	4.5%	$36,752	$35,158	$1,594	4.5%

ADDITIONAL KEY COMMUNITY BANK DATA

	Three months ended September 30,		Change		Nine months ended September 30,		Change
dollars in millions	2016	2015	Amount	Percent	2016	2015	Amount	Percent
NONINTEREST INCOME
Trust and investment services income	$86	$73	$13	17.8%	233	224	$9	4.0%
Services charges on deposit accounts	70	56	14	25.0	180	159	21	13.2
Cards and payments income	54	43	11	25.6	143	124	19	15.3
Other noninterest income	39	28	11	39.3	95	81	14	17.3
Total noninterest income	$249	$200	$49	24.5%	651	588	$63	10.7%
AVERAGE DEPOSITS OUTSTANDING
NOW and money market deposit accounts	$38,417	$28,568	$9,849	34.5%	32,685	28,244	$4,441	15.7%
Savings deposits	4,369	2,362	2,007	85.0	3,030	2,374	656	27.6
Certificates of deposits ($100,000 or more)	2,607	1,560	1,047	67.1	2,371	1,555	816	52.5
Other time deposits	4,943	3,061	1,882	61.5	3,799	3,134	665	21.2
Deposits in foreign office	—	271	(271)	N/M	—	301	(301)	N/M
Noninterest-bearing deposits	19,061	15,412	3,649	23.7	16,819	15,199	1,620	10.7
Total deposits	$69,397	$51,234	$18,163	35.5%	58,704	50,807	$7,897	15.5%
HOME EQUITY LOANS
Average balance	$11,703	$10,281
Combined weighted-average loan-to-value ratio (at date of origination)	70%	71%
Percent first lien positions	55	60
OTHER DATA
Branches	1,322	972
Automated teller machines	1,701	1,259

Key Corporate Bank summary of operations

•	Record quarter for investment banking and debt placement fees, up $46 million, or 43% from the year-ago quarter (no impact from First Niagara)

•	Net income increased $23 million, or 16.9% from the year-ago quarter (up $9 million, or 6.6% excluding the impact of First Niagara)

•	Average loans and leases increased $8.1 billion, or 30.8% from the year-ago quarter (up $3.1 billion, or 11.7% excluding the impact of First Niagara)

•	Average deposits increased $3.9 billion, or 20.7% from the year-ago quarter (up $1.5 billion, or 7.9% excluding the impact of First Niagara)

As shown in Figure 19, Key Corporate Bank recorded net income attributable to Key of $159 million for the third quarter of 2016, compared to $136 million for the same period one year ago. First Niagara contributed $14 million of the growth year-over year.

Taxable-equivalent net interest income increased by $55 million, or 24.9%, compared to the third quarter of 2015. Excluding the impact of First Niagara, taxable-equivalent net interest income increased by $18 million, or 8%, compared to the third quarter of 2015. Average loan and lease balances increased $8.1 billion, or 30.8%, from the year-ago quarter, primarily driven by the First Niagara acquisition as well as growth in commercial, financial and agricultural loans. This loan growth was offset by spread compression due to higher funding costs. Average deposit balances increased $3.9 billion, or 20.7%, from the year-ago quarter, mostly driven by the First Niagara acquisition as well as growth in commercial escrow deposits.

Noninterest income increased $44 million, or 18.9%, from the prior year. Excluding the impact of First Niagara, noninterest income increased $40 million, or 17%. This growth was mostly due to a record quarter for investment banking and debt placement fees, which were up $46 million, or 43%, related to strength in commercial mortgage banking, equity capital markets, and merger and acquisition advisory fees.

The provision for credit losses decreased $5 million, or 16.7%, compared to the third quarter of 2015. Excluding the impact of First Niagara, the provision for credit losses decreased $7 million, or 22.2%. The decrease was mostly due to lower net loan charge-offs.

Noninterest expense increased by $57 million, or 22.8%, from the third quarter of 2015. Excluding the impact of First Niagara, noninterest expense increased $39 million, or 15.4%. Personnel expense increased $32 million, or 26%, mostly due to increases in incentive compensation and salaries. Several other line items increased over the prior year, including operating lease, cards and payments, FDIC, and overhead expenses.

Figure 19. Key Corporate Bank

	Three months ended September 30,		Change		Nine months ended September 30,		Change
dollars in millions	2016	2015	Amount	Percent	2016	2015	Amount	Percent
SUMMARY OF OPERATIONS
Net interest income (TE)	$276	$221	$55	24.9%	$715	$662	$53	8.0%
Noninterest income	277	233	44	18.9	715	672	43	6.4
Total revenue (TE)	553	454	99	21.8	1,430	1,334	96	7.2
Provision for credit losses	25	30	(5)	(16.7)	98	77	21	27.3
Noninterest expense	307	250	57	22.8	802	725	77	10.6
Income (loss) before income taxes (TE)	221	174	47	27.0	530	532	(2)	(.4)
Allocated income taxes and TE adjustments	62	41	21	51.2	119	140	(21)	(15.0)
Net income (loss)	$159	$133	$26	19.5%	$411	$392	$19	4.8%
Less: Net income (loss) attributable to noncontrolling interests	—	(3)	3	N/M	(1)	(2)	1	N/M
Net income (loss) attributable to Key	$159	$136	$23	16.9%	$412	$394	$18	4.6%
AVERAGE BALANCES
Loans and leases	$34,561	$26,425	$8,136	30.8%	$30,312	$25,488	$4,824	18.9%
Loans held for sale	1,103	918	185	20.2	836	976	(140)	(14.3)
Total assets	40,581	32,099	8,482	26.4	35,985	31,178	4,807	15.4
Deposits	22,708	18,809	3,899	20.7	19,980	19,030	950	5.0%

ADDITIONAL KEY CORPORATE BANK DATA

	Three months ended September 30,		Change		Nine months ended September 30,		Change
dollars in millions	2016	2015	Amount	Percent	2016	2015	Amount	Percent
NONINTEREST INCOME
Trust and investment services income	$36	$35	$1	2.9%	$108	$105	$3	2.9%
Investment banking and debt placement fees	153	107	46	43.0	317	314	3	1.0
Operating lease income and other leasing gains	9	16	(7)	(43.8)	37	49	(12)	(24.5)
Corporate services income	36	46	(10)	(21.7)	114	110	4	3.6
Service charges on deposit accounts	15	11	4	36.4	38	32	6	18.8
Cards and payments income	10	4	6	150.0	20	12	8	66.7
Payments and services income	61	61	—	—	172	154	18	11.7
Mortgage servicing fees	13	11	2	18.2	35	34	1	2.9
Other noninterest income	5	3	2	66.7	46	16	30	187.5
Total noninterest income	$277	$233	$44	18.9%	$715	$672	$43	6.4%

Other Segments

Other Segments consist of Corporate Treasury, Key’s Principal Investing unit and various exit portfolios. Other Segments generated net income attributable to Key of $16 million for the third quarter of 2016, compared to $26 million for the same period last year. This decline was largely attributable to spread compression.

Financial Condition

Loans and loans held for sale

At September 30, 2016, total loans outstanding from continuing operations were $85.5 billion, compared to $59.9 billion at December 31, 2015, and $60.1 billion at September 30, 2015. The balance at September 30, 2016, included $23 billion of loans that were acquired from First Niagara. The September 30, 2016, balance reflects the estimated fair value adjustment on the acquired portfolio of $686 million and the divestiture of $439 million of loans.

Excluding the impact of the acquisition, total loans outstanding from continuing operations were $62.5 billion. The increase in our outstanding loans from continuing operations over the past twelve months results primarily from increased lending activity in our commercial, financial and agricultural and commercial mortgage portfolios. Loans related to the discontinued operations of the education lending business, which are excluded from total loans at September 30, 2016, December 31, 2015, and September 30, 2015, totaled $1.6 billion, $1.8 billion, and $1.9 billion, respectively. For more information on balance sheet carrying value, see Note 1 (“Summary of Significant Accounting Policies”) under the headings “Loans” and “Loans Held for Sale” on page 121 of our 2015 Form 10-K.

Commercial loan portfolio

Commercial loans outstanding were $61.4 billion at September 30, 2016, an increase of $17.1 billion, or 38.6%, compared to September 30, 2015, primarily due to the acquisition of First Niagara.

Figure 20 provides our commercial loan portfolios by industry classification at September 30, 2016, December 31, 2015, and September 30, 2015.

Figure 20. Commercial Loans by Industry

September 30, 2016	Commercial, financial and agricultural	Commercial real estate	Commercial lease financing	Total commercial loans	Percent of total
dollars in millions
Industry classification:
Agricultural	$771	$163	$146	$1,080	1.7%
Automotive	1,900	478	72	2,450	4.0
Business products	1,283	155	33	1,471	2.4
Business services	2,622	200	300	3,122	5.1
Commercial real estate	4,422	11,135	6	15,563	25.3
Construction materials and contractors	1,279	340	70	1,689	2.8
Consumer discretionary	3,602	601	309	4,512	7.3
Consumer services	2,270	768	68	3,106	5.1
Equipment	1,640	132	97	1,869	3.0
Financial	3,852	107	317	4,276	7.0
Healthcare	3,642	2,137	548	6,327	10.3
Materials manufacturing and mining	2,674	268	244	3,186	5.2
Media	478	51	72	601	1.0
Oil and gas	1,114	41	57	1,212	2.0
Public exposure	2,496	290	1,245	4,031	6.6
Technology	516	8	24	548.9
Transportation	965	143	919	2,027	3.3
Utilities	3,305	31	252	3,588	5.8
Other	602	120	4	726	1.2
Total	$39,433	$17,168	$4,783	$61,384	100.0%

December 31, 2015	Commercial, financial and agricultural	Commercial real estate	Commercial lease financing	Total commercial loans	Percent of total
dollars in millions
Industry classification:
Agricultural	$745	$147	$143	$1,035	2.3%
Automotive	1,736	387	31	2,154	4.9
Business products	1,093	115	40	1,248	2.8
Business services	2,222	116	293	2,631	5.9
Commercial real estate	3,906	5,387	2	9,295	21.0
Construction materials and contractors	750	141	67	958	2.2
Consumer discretionary	2,521	347	270	3,138	7.1
Consumer services	1,683	452	73	2,208	5.0
Equipment	1,170	79	50	1,299	2.9
Financial	3,347	68	270	3,685	8.3
Healthcare	3,089	1,281	493	4,863	11.0
Materials manufacturing and mining	2,074	164	183	2,421	5.5
Media	349	22	88	459	1.0
Oil and gas	1,080	52	67	1,199	2.7
Public exposure	1,477	148	856	2,481	5.6
Technology	354	5	22	381.9
Transportation	806	90	836	1,732	3.9
Utilities	2,482	5	236	2,723	6.2
Other	356	6	—	362.8
Total	$31,240	$9,012	$4,020	$44,272	100.0%

September 30, 2015	Commercial, financial and agricultural	Commercial real estate	Commercial lease financing	Total commercial loans	Percent of total
dollars in millions
Industry classification:
Agricultural	$736	$142	$141	$1,019	2.3%
Automotive	1,666	398	33	2,097	4.7
Business products	1,121	118	39	1,278	2.9
Business services	2,168	115	288	2,571	5.8
Commercial real estate	3,934	5,486	2	9,422	21.3
Construction materials and contractors	783	146	62	991	2.2
Consumer discretionary	2,690	374	279	3,343	7.6
Consumer services	1,631	456	70	2,157	4.9
Equipment	1,210	74	56	1,340	3.0
Financial	3,214	52	244	3,510	7.9
Healthcare	2,902	1,400	486	4,788	10.8
Materials manufacturing and mining	2,164	164	171	2,499	5.6
Media	388	23	99	510	1.2
Oil and gas	1,046	15	66	1,127	2.6
Public exposure	1,507	174	808	2,489	5.6
Technology	344	5	11	360.8
Transportation	902	93	841	1,836	4.1
Utilities	2,222	4	233	2,459	5.6
Other	467	11	—	478	1.1
Total	$31,095	$9,250	$3,929	$44,274	100.0%

Commercial, financial and agricultural. Our commercial, financial and agricultural loans, also referred to as “commercial and industrial,” represented 46% of our total loan portfolio at September 30, 2016, 52% at December 31, 2015, and 52% at September 30, 2015, and is the largest component of our total loans. These loans are originated by both Key Corporate Bank and Key Community Bank and consist of fixed and variable rate loans to our large, middle market, and small business clients.

Commercial, financial and agricultural loans increased $8.3 billion, or 26.8%, from the same period last year, with Key Corporate Bank increasing $4 billion, Key Community Bank up $4.5 billion, and Other Segments decreasing $185 million.

We have experienced growth in new high credit quality loan commitments and utilization with clients in our middle market segment and Institutional and Capital Markets business. Our two largest industry classifications — commercial real estate and healthcare — increased by 12.4% and 25.5%, respectively, when compared to one year ago. The commercial real estate and healthcare industries represented approximately 11% and 9%, respectively, of the total commercial, financial and agricultural loan portfolio at September 30, 2016, and approximately 13% and 9%, respectively, at September 30, 2015. In addition, utilities and financial, which represented approximately 8% and 10%, respectively, of the commercial, financial and agricultural loan portfolio at September 30, 2016, increased 48.7% and 19.9%, respectively, from one year ago. The increases in our utilities and financial portfolios were due to the acquisition of First Niagara.

Our oil and gas loan portfolio focuses on lending to middle market companies and represents approximately 1% of total loans outstanding at September 30, 2016. Our oil and gas portfolio represented $1.1 billion of outstanding commercial, financial and agricultural loans at September 30, 2016. In addition, the commercial real estate and commercial lease financing loan portfolios also included $41 million and $57 million, respectively, of outstanding oil and gas loans at September 30, 2016. We have nearly 15 years of experience in energy lending with over 20 specialists dedicated to this sector, focusing on middle market companies, which is aligned with our relationship strategy.

The upstream segment, comprising oil and gas exploration and production, represents approximately 56% of our exposure, is primarily secured by oil and gas reserves, subject to a borrowing base, and is regularly stress-tested. The midstream segment, comprising mostly distribution companies, has lower exposure to commodity risk. Oil field services exposure is minimal and concentrated in very few borrowers. This mix was essentially unchanged from the prior year. Our total commitments in the oil and gas sector were approximately $3.1 billion at September 30, 2016.

Commercial real estate loans. Our commercial real estate lending business is conducted through two primary sources: our 15-state banking franchise, and KeyBank Real Estate Capital, a national line of business that cultivates relationships with owners of commercial real estate located both within and beyond the branch system. This line of business deals primarily with nonowner-occupied properties (generally properties for which at least 50% of the debt service is provided by rental income from nonaffiliated third parties) and accounted for approximately 52% of our average year-to-date commercial real estate loans, compared to 67% one year ago. KeyBank Real Estate Capital generally focuses on larger owners and operators of commercial real estate.

Commercial real estate loans totaled $17.2 billion at September 30, 2016, and $9.3 billion at September 30, 2015, and represented 20% and 15% of our total loan portfolio at September 30, 2016, and September 30, 2015, respectively. The increase from September 30, 2016, was due to the acquisition of First Niagara. These loans, which include both owner- and nonowner-occupied properties, represented 28% and 21% of our commercial loan portfolio at September 30, 2016, and September 30, 2015, respectively. We continue to de-risk the portfolio by changing our focus from developers to owners of completed and stabilized commercial real estate.

Figure 21 includes commercial mortgage and construction loans in both Key Community Bank and Key Corporate Bank. As shown in Figure 21, this loan portfolio is diversified by both property type and geographic location of the underlying collateral.

As presented in Figure 21, at September 30, 2016, our commercial real estate portfolio included mortgage loans of $15 billion and construction loans of $2.2 billion, representing 18% and 3%, respectively, of our total loans. At September 30, 2016, nonowner-occupied loans represented 15% of our total loans and owner-occupied loans represented 5% of our total loans. The average size of mortgage loans originated during the third quarter of 2016 was $6.8 million, and our largest mortgage loan at September 30, 2016, had a balance of $68.6 million. At September 30, 2016, our average construction loan commitment was $8.5 million, our largest construction loan commitment was $48.2 million, and our largest construction loan amount outstanding was $30.6 million.

Also shown in Figure 21, 76% of our commercial real estate loans at September 30, 2016, were for nonowner-occupied properties compared to 73% at September 30, 2015. Approximately 15% of these loans were construction loans at both September 30, 2016, and September 30, 2015. Typically, these properties are not fully leased at the origination of the loan. The borrower relies upon additional leasing through the life of the loan to provide the cash flow necessary to support debt service payments. A significant decline in economic growth, and in turn rental rates and occupancy, would adversely affect our portfolio of construction loans.

Figure 21. Commercial Real Estate Loans

	Geographic Region							Total	Percent of Total	Construction	Commercial Mortgage
dollars in millions	West	Southwest	Central	Midwest	Southeast	Northeast	National
September 30, 2016
Nonowner-occupied:
Retail properties	$176	$86	$78	$204	$203	$678	$159	$1,584	9.2%	$204	$1,380
Multifamily properties	374	156	668	554	1,128	2,258	165	5,303	30.9	1,203	4,100
Health facilities	253	—	137	142	382	788	50	1,752	10.2	91	1,661
Office buildings	133	16	147	197	178	1,165	—	1,836	10.7	200	1,636
Warehouses	75	20	48	97	144	262	163	809	4.7	61	748
Manufacturing facilities	17	—	2	10	2	75	65	171	1.0	—	171
Hotels/Motels	14	—	16	6	—	165	—	201	1.2	31	170
Residential properties	1	—	23	—	2	105	—	131.8		11	120
Land and development	5	19	4	11	44	218	—	301	1.7	96	205
Other	55	12	2	47	55	669	121	961	5.6	126	835
Total nonowner-occupied	1,103	309	1,125	1,268	2,138	6,383	723	13,049	76.0	2,023	11,026
Owner-occupied	954	4	273	549	92	2,247	—	4,119	24.0	166	3,953
Total	$2,057	$313	$1,398	$1,817	$2,230	$8,630	$723	$17,168	100.0%	$2,189	$14,979
December 31, 2015
Total	$2,163	$277	$1,309	$1,671	$1,721	$1,282	$589	$9,012		$1,053	$7,959
September 30, 2015
Total	$2,351	$312	$1,350	$1,666	$1,621	$1,321	$629	$9,250		$1,070	$8,180
September 30, 2016
Nonowner-occupied:
Nonperforming loans	—	—	$10	$5	$1	$20	—	$36	N/M	$12	$24
Accruing loans past due 90 days or more	—	—	—	3	—	5	—	8	N/M	2	6
Accruing loans past due 30 through 89 days	$31	$3	—	1	19	24	—	78	N/M	32	46

West –	Alaska, California, Hawaii, Idaho, Montana, Oregon, Washington, and Wyoming
Southwest –	Arizona, Nevada, and New Mexico
Central –	Arkansas, Colorado, Oklahoma, Texas, and Utah
Midwest –	Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, and Wisconsin
Southeast –	Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, Washington D.C., and West Virginia
Northeast –	Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, and Vermont
National –	Accounts in three or more regions

Nonperforming loans related to nonowner-occupied properties increased by $20 million from December 31, 2015, and September 30, 2015, to $36 million at September 30, 2016. Our nonowner-occupied commercial real estate portfolio has increased by 94.1%, or approximately $6.3 billion, since September 30, 2015, due to the First Niagara acquisition. The increase also reflects many of our clients who have taking advantage of opportunities to permanently refinance their loans at historically low interest rates.

Commercial lease financing. We conduct commercial lease financing arrangements through our KEF line of business and have both the scale and array of products to compete in the equipment lease financing business. Commercial lease financing receivables represented 8% of commercial loans at September 30, 2016, and 9% of commercial loans at September 30, 2015.

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

If loan terms are extended at less than normal market rates for similar lending arrangements, our Asset Recovery Group is consulted to help determine if any concession granted would result in designation as a TDR. Transfer to our Asset Recovery Group is considered for any commercial loan determined to be a TDR. During the first nine months of 2016, we had $50 million of new restructured commercial loans compared to $51 million of new restructured commercial loans during the first nine months of 2015.

For more information on concession types for our commercial accruing and nonaccruing TDRs, see Note 5 (“Asset Quality”).

Figure 22. Commercial TDRs by Accrual Status

in millions	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Commercial TDRs by Accrual Status
Nonaccruing	$67	$33	$50	$52	$57
Accruing	18	20	2	2	4
Total Commercial TDRs	$85	$53	$52	$54	$61

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

All loans processed as TDRs, including A notes and any non-charged-off B notes, are reported as TDRs during the calendar year in which the restructure took place. At September 30, 2016, we had $85 million of A note commercial TDRs. We did not have any B note commercial TDRs at September 30, 2016.

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

Mortgage and construction loans with a loan-to-value ratio greater than 1.0 are accounted for as performing loans. These loans were not considered impaired due to one or more of the following factors: (i) underlying cash flow adequate to service the debt at a market rate of return with adequate amortization; (ii) a satisfactory borrower payment history; and (iii) acceptable guarantor support. As of September 30, 2016, we did not have any mortgage and construction loans that had a loan-to-value ratio greater than 1.0.

Consumer loan portfolio

Consumer loans outstanding increased by $8.3 billion, or 52.7%, from one year ago, largely due to the acquisition of First Niagara, partially offset by paydowns in our home equity loan portfolio.

The home equity portfolio is the largest segment of our consumer loan portfolio. Approximately 99% of this portfolio at September 30, 2016, was originated from our Key Community Bank within our 15-state footprint. The remainder of the portfolio, which has been in an exit mode since the fourth quarter of 2007, was originated from the Consumer Finance line of business and is now included in Other Segments. Home equity loans in Key Community Bank increased by $2.3 billion, or 22%, over the past twelve months, primarily due to the acquisition of First Niagara.

As shown in Figure 17, we held the first lien position for approximately 55% of the Key Community Bank home equity portfolio at September 30, 2016, and 60% at September 30, 2015. For consumer loans with real estate collateral, we track borrower performance monthly. Regardless of the lien position, credit metrics are refreshed quarterly, including recent Fair Isaac Corporation scores as well as original and updated loan-to-value ratios. This information is used in establishing the

ALLL. Our methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” beginning on page 122 of our 2015 Form 10-K.

At September 30, 2016, 45% of our home equity portfolio was secured by second lien mortgages. On at least a quarterly basis, we continue to monitor the risk characteristics of these loans when determining whether our loss estimation methods are appropriate.

Figure 23 summarizes our home equity loan portfolio at the end of each of the last five quarters, as well as certain asset quality statistics and yields on the portfolio as a whole.

Figure 23. Home Equity Loans

	2016			2015
dollars in millions	Third	Second	First	Fourth	Third
Home Equity Loans	$12,757	$10,062	$10,149	$10,335	$10,504
Nonperforming loans at period end	$225	$189	$191	$190	$181
Net loan charge-offs for the period	2	3	7	5	3
Yield for the period	4.07%	4.04%	4.06%	3.97%	3.96%

Loans held for sale

As shown in Note 4 (“Loans and Loans Held for Sale”), our loans held for sale increased to $1.1 billion at September 30, 2016, from $639 million at December 31, 2015, and from $916 million at September 30, 2015.

At September 30, 2016, loans held for sale included $56 million of commercial, financial and agricultural loans, which decreased $18 million from September 30, 2015; $1 billion of commercial mortgage loans, which increased $210 million from September 30, 2015; $62 million of residential mortgage loans, which increased $36 million from September 30, 2015; and $3 million of commercial lease financing loans, which decreased $7 million from September 30, 2015.

Loan sales

As shown in Figure 24, during the first nine months of 2016, we sold $4.2 billion of commercial real estate loans, $460 million of residential real estate loans, $261 million of commercial lease financing loans, and $234 million of commercial loans. Most of these sales came from the held-for-sale portfolio; however, $100 million of these loan sales related to the held-to-maturity portfolio.

Loan sales classified as held for sale generated net gains of $92 million in the first nine months of 2016 and are included in “investment banking and debt placement fees” and “other income” on the income statement.

Among the factors that we consider in determining which loans to sell are:

•	our business strategy for particular lending areas;

•	whether particular lending businesses meet established performance standards or fit with our relationship banking strategy;

•	our A/LM needs;

•	the cost of alternative funding sources;

•	the level of credit risk;

•	capital requirements; and

•	market conditions and pricing.

Figure 24 summarizes our loan sales for the first nine months of 2016 and all of 2015.

Figure 24. Loans Sold (Including Loans Held for Sale)

in millions	Commercial	Commercial Real Estate	Commercial Lease Financing	Residential Real Estate	Total
2016
Third quarter	$105	$1,791	$52	$260	$2,208
Second quarter	83	1,518	121	111	1,833
First quarter	46	925	88	89	1,148
Total	$234	$4,234	$261	$460	$5,189
2015
Fourth quarter	$86	$1,570	$204	$104	$1,964
Third quarter	150	1,246	100	142	1,638
Second quarter	41	2,210	48	188	2,487
First quarter	58	1,010	63	120	1,251
Total	$335	$6,036	$415	$554	$7,340

Figure 25 shows loans that are either administered or serviced by us, but not recorded on the balance sheet, and includes loans that were sold.

Figure 25. Loans Administered or Serviced

in millions	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Commercial real estate loans	$213,998	$213,879	$214,756	$211,274	$206,893
Education loans	1,172	1,226	1,280	1,339	1,398
Commercial lease financing	930	930	891	932	779
Commercial loans	1,461	355	347	335	340
Total	$217,561	$216,390	$217,274	$213,880	$209,410

In the event of default by a borrower, we are subject to recourse with respect to approximately $2.3 billion of the $217.6 billion of loans administered or serviced at September 30, 2016. Additional information about this recourse arrangement is included in Note 16 (“Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with FNMA.”

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

Securities

Our securities portfolio totaled $29.5 billion at September 30, 2016, compared to $19.1 billion at December 31, 2015, and $19.3 billion at September 30, 2015. Available-for-sale securities were $20.5 billion at September 30, 2016, compared to $14.2 billion at December 31, 2015, and $14.4 billion at September 30, 2015. Held-to-maturity securities were $9 billion at September 30, 2016, compared to $4.9 billion at December 31, 2015, and $4.9 billion at September 30, 2015. The acquisition of First Niagara contributed $9 billion of securities at September 30, 2016.

As shown in Figure 26, all of our mortgage-backed securities, which include both securities available for sale and held-to-maturity securities, are issued by government-sponsored enterprises or GNMA and traded in liquid secondary markets. These securities are recorded on the balance sheet at fair value for the available-for-sale portfolio and at cost for the held-to-maturity portfolio. For more information about these securities, see Note 6 (“Fair Value Measurements”) under the heading “Qualitative Disclosures of Valuation Techniques,” and Note 7 (“Securities”).

Figure 26. Mortgage-Backed Securities by Issuer

in millions	September 30, 2016	December 31, 2015	September 30, 2015
FHLMC	$6,691	$4,349	$4,694
FNMA	9,650	4,511	4,810
GNMA	12,953	10,152	9,749
Total (a)	$29,294	$19,012	$19,253

 Includes securities held in the available-for-sale and held-to-maturity portfolios.

Securities available for sale

The majority of our securities available-for-sale portfolio consists of Federal Agency CMOs and mortgage-backed securities. CMOs are debt securities secured by a pool of mortgages or mortgage-backed securities. These mortgage securities generate interest income, serve as collateral to support certain pledging agreements, and provide liquidity value under regulatory requirements. At September 30, 2016, we had $20.3 billion invested in CMOs and other mortgage-backed securities in the available-for-sale portfolio, compared to $14.2 billion at December 31, 2015, and $14.3 billion at September 30, 2015.

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

Figure 27 shows the composition, yields, and remaining maturities of our securities available for sale. For more information about these securities, including gross unrealized gains and losses by type of security and securities pledged, see Note 7 ("Securities").

Figure 27. Securities Available for Sale

dollars in millions	U.S. Treasury, Agencies, and Corporations	States and Political Subdivisions	Agency Residential Collateralized Mortgage Obligations (a), (b)	Agency Residential Mortgage-backed Securities (a), (b)	Agency Commercial Mortgage-backed Securities (a)	Other Securities (c)		Total		Weighted- Average Yield (d)
September 30, 2016
Remaining maturity:
One year or less	$18	$1	$200	$14	$—	$—		$233		2.94%
After one through five years	56	10	13,138	1,459	765	12		15,440		1.98
After five through ten years	114	—	121	450	98	7		790		2.02
After ten years	2	—	3,979	95	—	1		4,077		1.79
Fair value	$190	$11	$17,438	$2,018	$863	$20		$20,540		—
Amortized cost	190	11	17,303	1,991	863	21		20,379		1.95%
Weighted-average yield (d)	1.57%	6.17%	1.93%	2.09%	2.05%	3.13%	(e)	1.95%	(e)	—
Weighted-average maturity	3.5 years	2.8 years	3.4 years	3.7 years	4.1 years	4.2 years		3.5 years		—
December 31, 2015
Fair value	—	$14	$11,995	$2,189	—	$20		$14,218		—
Amortized cost	—	14	12,082	2,193	—	21		14,310		2.14%
September 30, 2015
Fair value	—	$15	$12,003	$2,330	—	$28		$14,376		—
Amortized cost	—	14	11,938	2,309	—	27		14,288		2.13%

(a)	Maturity is based upon expected average lives rather than contractual terms.

(b)
"Collateralized mortgage obligations” and “Other mortgage-back securities” were renamed to “Agency residential collateralized mortgage obligations” and “Agency residential mortgage-backed securities” in September 2016. There was no reclassification of previously reported balances.

(c)	Includes primarily marketable equity securities.

(d)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(e)	Excludes $20 million of securities at September 30, 2016, that have no stated yield.

Held-to-maturity securities

Federal Agency CMOs and mortgage-backed securities constitute essentially all of our held-to-maturity securities. The remaining balance comprises foreign bonds and capital securities. Figure 28 shows the composition, yields, and remaining maturities of these securities.

Figure 28. Held-to-Maturity Securities

dollars in millions	Agency Residential Collateralized Mortgage Obligations (a)	Agency Residential Mortgage-backed Securities (a)	Agency Commercial Mortgage-backed Securities (a)	Other Securities		Total		Weighted- Average Yield (b)
September 30, 2016
Remaining maturity:
One year or less	$87	—	—	$7		$94		2.38%
After one through five years	6,585	$51	—	13		6,649		1.89
After five through ten years	—	618	268	—		886		2.50
After ten years	1,106	—	260	—		1,366		1.90
Amortized cost	$7,778	$669	$528	$20		$8,995		1.96%
Fair value	7,812	689	528	20		9,048		—
Weighted-average yield	1.88%	2.65%	2.19%	2.72%	(c)	1.96%	(c)	—
Weighted-average maturity	3.1 years	6.2 years	10.4 years	1.7 years		3.8 years		—
December 31, 2015
Amortized cost	$4,174	$703	—	$20		$4,897		2.01%
Fair value	4,129	699	—	20		4,848		—
September 30, 2015
Amortized cost	$4,299	$617	—	$20		$4,936		1.99%
Fair value	4,300	620	—	20		4,940		—

(a)
"Collateralized mortgage obligations” and “Other mortgage-back securities” were renamed to “Agency residential collateralized mortgage obligations” and “Agency residential mortgage-backed securities” in September 2016. There was no reclassification of previously reported balances.

(b)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(c)	Excludes $5 million of securities at September 30, 2016, that have no stated yield.

Other investments

Principal investments — investments in equity and debt instruments made by our Principal Investing unit — represented 27%, 46%, and 49% of other investments at September 30, 2016, December 31, 2015, and September 30, 2015, respectively. They include direct investments (investments made in a particular company) as well as indirect investments (investments made through funds that include other investors). Principal investments are predominantly made in privately held companies and are carried at fair value. The fair value of the direct investments was $27 million at September 30, 2016, $69 million at December 31, 2015, and $66 million at September 30, 2015, while the fair value of the indirect investments was $173 million at September 30, 2016, $235 million at December 31, 2015, and $271 million at September 30, 2015. Under the requirements of the Volcker Rule, we will be required to dispose of some or all of our indirect principal investments. The Federal Reserve extended the conformance period to July 21, 2017, for all banking entities with respect to covered funds. Key is permitted to file for an additional extension of up to five years for illiquid funds, to retain the indirect investments for a longer period of time. We plan to continue to evaluate our options, including applying for the extension and holding the investments. Additional information about this investment is provided in the “Principal investments” section of Note 6 (“Fair Value Measurements”). For more information about the Volcker Rule, see the discussion in Item 1 under the heading “Other Regulatory Developments under the Dodd-Frank Act — ‘Volcker Rule’” in the section entitled “Supervision and Regulation” beginning on page 17 of our 2015 Form 10-K.

In addition to principal investments, “other investments” include other equity and mezzanine instruments, such as certain real-estate-related investments and an indirect ownership interest in a partnership, that are carried at fair value, as well as other types of investments that generally are carried at cost. The real-estate-related investments were valued at $8 million at both September 30, 2016, and December 31, 2015, and $9 million at September 30, 2015. The indirect investment in a partnership was valued at $4 million at September 30, 2015. Under the requirements of the Volcker Rule, we were required to dispose of this investment, which was redeemed prior to December 31, 2015. Additional information pertaining to the equity investment is included in the “Assets and Liabilities Measured at Fair Value on a Recurring Basis” section of Note 6 ("Fair Value Measurements").

Most of our other investments are not traded on an active market. We determine the fair value at which these investments should be recorded based on the nature of the specific investment and all available relevant information. This review may encompass such factors as the issuer’s past financial performance and future potential, the values of public companies in comparable businesses, the risks associated with the particular business or investment type, current market conditions, the nature and duration of resale restrictions, the issuer’s payment history, our knowledge of the industry, third-party data, and other relevant factors. During the first nine months of 2016, net gains from our principal investing activities (including results attributable to noncontrolling interests) totaled $16 million, which includes $57 million of net unrealized losses. These amounts are recorded as “net gains (losses) from principal investing” on the income statement. Additional information regarding these investments is provided in Note 6 ("Fair Value Measurements").

Deposits and other sources of funds

Domestic deposits are our primary source of funding. The composition of our average deposits is shown in Figure 9 in the section entitled “Net interest income.” During the third quarter of 2016, average domestic deposits were $94.9 billion and represented 86% of the funds we used to support loans and other earning assets, compared to $70 billion and 84% during the third quarter of 2015. The acquisition of First Niagara contributed $18.9 billion of average deposits which are spread across deposit products and consist primarily of consumer deposits. During the quarter, $1.6 billion of deposits were divested.

Excluding the impact of First Niagara, average deposits increased $5.7 billion over the year-ago quarter. Interest-bearing deposits increased $5.9 billion driven by a $4.7 billion increase in NOW and money market deposit accounts and a $1.2 billion increase in certificates of deposits and other time deposits. The increase from the year-ago quarter reflects core deposit growth in our retail banking franchise and growth in escrow deposits from our commercial mortgage servicing business.

Wholesale funds, consisting of deposits in our foreign office and short-term borrowings, averaged $1.8 billion during the third quarter of 2016, compared to $1.9 billion during the third quarter of 2015. The change from the third quarter of 2015 was caused by declines of $492 million in foreign office deposits and $281 million in federal funds purchased and securities sold under repurchase agreements, partially offset by an increase of $619 million in bank notes and other short-term borrowings.

Capital

At September 30, 2016, our shareholders’ equity was $15 billion, up $4.3 billion from December 31, 2015. The following sections discuss certain factors that contributed to this change. For other factors that contributed to the change, see the Consolidated Statements of Changes in Equity and Note 18 ("Shareholders' Equity").

CCAR and capital actions

As part of its ongoing supervisory process, the Federal Reserve requires BHCs like KeyCorp to submit an annual comprehensive capital plan and to update that plan to reflect material changes in the BHC’s risk profile, business strategies, or corporate structure, including but not limited to changes in planned capital actions. In April 2016, we submitted to the Federal Reserve and provided to the OCC our 2016 capital plan under the annual CCAR process. On June 29, 2016, the Federal Reserve announced that it did not object to our 2016 capital plan. Share repurchases of up to $350 million were included in the 2016 capital plan, which is effective through the second quarter of 2017. As previously reported, we resumed our share repurchase program under the 2016 capital plan following the close of the First Niagara acquisition. We completed $65 million of common share repurchases in the third quarter of 2016, including repurchases to offset issuances of common shares under our employee compensation plans.

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

Consistent with the 2016 capital plan, we made a dividend payment of $.085 per share, or $72 million, on our common shares during the third quarter of 2016.

We also made a quarterly dividend payment of $1.9375 per share, or $5.6 million, on our Series A Preferred Stock during the third quarter of 2016.

Common shares outstanding

Our common shares are traded on the NYSE under the symbol KEY with 42,629 holders of record at September 30, 2016. Our book value per common share was $12.78 based on 1.1 billion shares outstanding at September 30, 2016, compared to $12.51 per common share based on 835.8 million shares outstanding at December 31, 2015, and $12.47 per common share based on 835.3 million shares outstanding at September 30, 2015. At September 30, 2016, our tangible book value per common share was $10.14, compared to $11.22 per common share at December 31, 2015, and $11.17 per common share at September 30, 2015.

Figure 29 shows activities that caused the change in outstanding common shares over the past five quarters.

Figure 29. Changes in Common Shares Outstanding

	2016			2015
in thousands	Third	Second	First	Fourth	Third
Shares outstanding at beginning of period	842,703	842,290	835,751	835,285	843,608
Common shares repurchased	(5,240)	—	—	—	(8,386)
Shares reissued (returned) under employee benefit plans	4,857	413	6,539	466	63
Common shares issued to acquire First Niagara	239,735	—	—	—	—
Shares outstanding at end of period	1,082,055	842,703	842,290	835,751	835,285

As shown above, common shares outstanding increased by 239 million shares during the third quarter of 2016 due to common shares being issued to acquire First Niagara and the net activity in our employee benefit plans.

At September 30, 2016, we had 174.7 million treasury shares, compared to 181.2 million treasury shares at December 31, 2015, and 181.7 million treasury shares at September 30, 2015. Going forward we expect to reissue treasury shares as needed in connection with stock-based compensation awards and for other corporate purposes.

Information on repurchases of common shares by KeyCorp is included in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this report.

Capital adequacy

Capital adequacy is an important indicator of financial stability and performance. All of KeyCorp's capital ratios remained in excess of regulatory requirements at September 30, 2016. Our capital and liquidity levels are intended to position us to weather an adverse credit cycle while continuing to serve our clients’ needs, as well as to meet the Regulatory Capital Rules described in the “Supervision and regulation” section of Item 2 of this report. Our shareholders’ equity to assets ratio was 11.04% at September 30, 2016, compared to 11.30% at December 31, 2015, and 11.22% at September 30, 2015. Our tangible common equity to tangible assets ratio was 8.27% at September 30, 2016, compared to 9.98% at December 31, 2015, and 9.90% at September 30, 2015.

The capital modifications mandated by the Regulatory Capital Rules, which became effective on January 1, 2015, for KeyCorp, require higher and better-quality capital and introduced a new capital measure, “Common Equity Tier 1.” The Rules phased out the treatment of certain capital securities and cumulative preferred securities as eligible Tier 1 capital. The phase-out period, which began January 1, 2015, for standardized approach banking organizations such as KeyCorp, resulted in our trust preferred securities issued by the KeyCorp capital trusts being treated only as Tier 2 capital starting in 2016. The new minimum capital and leverage ratios under the Regulatory Capital Rules together with the estimated ratios of KeyCorp at September 30, 2016, calculated on a fully phased-in basis, are set forth under the heading “New minimum capital and leverage ratio requirements” in the “Supervision and regulation” section in Item 2 of this report.

As of January 1, 2016, KeyCorp (and its banking subsidiaries) were each required to maintain, on a consolidated basis, a minimum Tier 1 risk-based capital ratio of 6.0%, a total risk-based capital ratio of 8.0%, and a Tier 1 leverage ratio of 4.0%. At September 30, 2016, our Tier 1 risk-based capital ratio, total risk-based capital ratio, and Tier 1 leverage ratio were 10.53%, 12.63%, and 10.22%, respectively, compared to 11.35%, 12.97%, and 10.72%, respectively, at December 31, 2015, and 10.87%, 12.47%, and 10.68%, respectively, at September 30, 2015. Information regarding the regulatory capital ratios of KeyCorp’s banking subsidiaries is presented annually, in KeyCorp’s 10-K.

Common Equity Tier 1 is not formally defined by GAAP and is considered to be a non-GAAP financial measure. Figure 7 in the “Highlights of Our Performance” section reconciles Key shareholders’ equity, the GAAP performance measure, to Common Equity Tier 1, the corresponding non-GAAP measure. Beginning with the implementation of the Regulatory Capital Rules, deferred tax assets that arise from net operating loss and tax credit carryforwards are deductible from Common Equity Tier 1 on a phase-in basis. As of September 30, 2016, this balance was $1 million. As of January 1, 2016, KeyCorp (and its banking subsidiaries) were each required to maintain, on a consolidated basis, a minimum Common Equity Tier 1 capital ratio of 4.5%. At September 30, 2016, our Common Equity Tier 1 capital ratio was 9.56%.

Figure 30. Capital Components and Risk-Weighted Assets

dollars in millions	September 30, 2016	December 31, 2015	September 30, 2015
COMMON EQUITY TIER 1
Key shareholders’ equity (GAAP)	$14,996	$10,746	$10,705
Less: Preferred Stock (a)	1,150	281	281
Common Equity Tier 1 capital before adjustments and deductions	13,846	10,465	10,424
Less: Goodwill, net of deferred taxes	2,450	1,034	1,036
Intangible assets, net of deferred taxes	216	26	29
Deferred tax assets	6	1	1
Net unrealized gains (losses) on available-for-sale securities, net of deferred taxes	101	(58)	54
Accumulated gains (losses) on cash flow hedges, net of deferred taxes	39	(20)	21
Amounts in AOCI attributed to pension and postretirement benefit costs, net of deferred taxes	(359)	(365)	(385)
Total Common Equity Tier 1 capital	$11,393	$9,847	$9,668
TIER 1 CAPITAL
Common Equity Tier 1	$11,393	$9,847	$9,668
Additional Tier 1 capital instruments and related surplus	1,150	281	281
Non-qualifying capital instruments subject to phase out	—	85	85
Less: Deductions	4	1	1
Total Tier 1 capital	12,539	10,212	10,033
TIER 2 CAPITAL
Tier 2 capital instruments and related surplus	1,569	578	614
Allowance for losses on loans and liability for losses on lending-related commitments (b)	936	881	868
Net unrealized gains on available-for-sale preferred stock classified as an equity security	—	—	—
Less: Deductions	—	—	—
Total Tier 2 capital	2,505	1,459	1,482
Total risk-based capital	$15,044	$11,671	$11,515
RISK-WEIGHTED ASSETS
Risk-weighted assets on balance sheet	$93,542	$67,390	$69,101
Risk-weighted off-balance sheet exposure	24,847	21,983	22,625
Market risk-equivalent assets	731	607	581
Gross risk-weighted assets	119,120	89,980	92,307
Less: Excess allowance for loan and lease losses	—	—	—
Net risk-weighted assets	$119,120	$89,980	$92,307
AVERAGE QUARTERLY TOTAL ASSETS	$122,659	$95,272	$93,982
CAPITAL RATIOS
Tier 1 risk-based capital	10.53%	11.35%	10.87%
Total risk-based capital	12.63	12.97	12.47
Leverage (c)	10.22	10.72	10.68
Common Equity Tier 1	9.56	10.94	10.47

(a)	Net of capital surplus.

(b)
The ALLL included in Tier 2 capital is limited by regulation to 1.25% of the institution’s standardized total risk-weighted assets (excluding its standardized market risk-weighted assets). The ALLL includes $18 million, $28 million, and $23 million of allowance classified as “discontinued assets” on the balance sheet at September 30, 2016, December 31, 2015, and September 30, 2015, respectively.

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

Covered positions. We monitor the market risk of our covered positions, which includes all of our trading positions as well as all foreign exchange and commodity positions, regardless of whether the position is in a trading account. All positions in the trading account are recorded at fair value, and changes in fair value are reflected in our consolidated statements of income. Information regarding our fair value policies, procedures, and methodologies is provided in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Fair Value Measurements” on page 124 of our 2015 Form 10-K and Note 6 (“Fair Value Measurements”) in this report. Instruments that are used to hedge nontrading activities, such as bank-issued debt and loan portfolios, equity positions that are not actively traded, and securities financing activities, do not meet the definition of a covered position. The MRM is responsible for identifying our portfolios as either covered or non-covered. The Covered Position Working Group develops the final list of covered positions, and a summary is provided to the Market Risk Committee.
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

Actual losses for the total covered positions did not exceed aggregate daily VaR on any day during the quarters ended September 30, 2016, and September 30, 2015. The MRM backtests our VaR model on a daily basis to evaluate its predictive power. The test compares VaR model results at the 99% confidence level to daily held profit and loss. Results of backtesting are provided to the Market Risk Committee. Backtesting exceptions occur when trading losses exceed VaR.
We do not engage in correlation trading, or utilize the internal model approach for measuring default and credit migration risk. Our net VaR approach incorporates diversification, but our VaR calculation does not include the impact of counterparty risk and our own credit spreads on derivatives.

The aggregate VaR at the 99% confidence level for all covered positions was $1.1 million at September 30, 2016, and $1.3 million at September 30, 2015. The decrease in aggregate VaR was primarily due to the decreased exposure in our fixed income and equity portfolios. Figure 31 summarizes our VaR at the 99% confidence level for significant portfolios of covered positions for the three months ended September 30, 2016, and September 30, 2015. During these periods, none of our significant portfolios daily trading VaR numbers exceeded their VaR limits or stress VaR limits.

Figure 31. VaR for Significant Portfolios of Covered Positions

	2016				2015
	Three months ended September 30,				Three months ended September 30,
in millions	High	Low	Mean	September 30,	High	Low	Mean	September 30,
Trading account assets:
Fixed income	$.7	$.3	$.4	$.5	$.9	$.3	$.5	$.6
Derivatives:
Interest rate	$.2	—	$.1	$.1	$.1	—	$.1	$.1
Credit	.3	$.1	.2	.3	.4	$.1	.3	.4

Stressed VaR is calculated using our general VaR results at the 99% confidence level and applying certain assumptions. The aggregate stressed VaR for all covered positions was $2.9 million at September 30, 2016, and $3.8 million at September 30, 2015. Figure 32 summarizes our stressed VaR for significant portfolios of covered positions for the three months ended September 30, 2016, and September 30, 2015, as used for market risk capital charge calculation purposes.

Figure 32. Stressed VaR for Significant Portfolios of Covered Positions

	2016				2015
	Three months ended September 30,				Three months ended September 30,
in millions	High	Low	Mean	September 30,	High	Low	Mean	September 30,
Trading account assets:
Fixed income	$1.8	$.9	$1.3	$1.5	$2.6	$1.0	$1.6	$1.9
Derivatives:
Interest rate	$.3	$.1	$.1	$.3	$.4	$.1	$.2	$.2
Credit	.8	.2	.5	.7	1.3	.4	.8	1.3

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

Interest rate risk positions are influenced by a number of factors including the balance sheet positioning that arises out of customer preferences for loan and deposit products, economic conditions, the competitive environment within our markets, changes in market interest rates that affect client activity, and our hedging, investing, funding, and capital positions. The primary components of interest rate risk exposure consist of reprice risk, basis risk, yield curve risk, and option risk.
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

•
“Reprice risk” is the exposure to changes in the level of interest rates and occurs when the volume of interest-bearing liabilities and the volume of interest-earning assets they fund (e.g., deposits used to fund loans) do not mature or reprice at the same time.

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

We measure the amount of net interest income at risk by simulating the change in net interest income that would occur if the federal funds target rate were to gradually increase or decrease over the next 12 months, and term rates were to move in a similar direction, although at a slower pace. Our standard rate scenarios encompass a gradual increase or decrease of 200 basis points, but due to the low interest rate environment, we have modified the standard decrease scenario to a gradual decrease of 50 basis points over three months with no change over the following nine months. After calculating the amount of net interest income at risk to interest rate changes, we compare that amount with the base case of an unchanged interest rate environment. We also perform regular stress tests and sensitivities on the model inputs that could materially change the resulting risk assessments. One set of stress tests and sensitivities assesses the effect of interest rate inputs on simulated exposures. Assessments are performed using different shapes of the yield curve, including steepening or flattening of the yield curve, changes in credit spreads, an immediate parallel change in market interest rates, and changes in the relationship of money market interest rates. Another set of stress tests and sensitivities assesses the effect of loan and deposit assumptions and assumed discretionary strategies on simulated exposures. Assessments are performed on changes to the following assumptions:

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

Figure 33 presents the results of the simulation analysis at September 30, 2016, and September 30, 2015. At September 30, 2016, our simulated exposure to changes in interest rates was moderately asset sensitive, and net interest income would benefit over time from either an increase in short-term or intermediate-term interest rates. Tolerance levels for risk management require the development of remediation plans to maintain residual risk within tolerance if simulation modeling demonstrates that a gradual increase or decrease in short-term interest rates over the next 12 months would adversely affect net interest income over the same period by more than 4%. In December 2015, the Federal Reserve increased the range for the federal funds target rate, which led to an increased modeled exposure to declining interest rates. Subsequent to the Federal Reserve’s action in December, we increased the magnitude of the declining rate scenario to 50 basis points, increasing our overall modeled exposure. The modeled exposure depends on the relationships of interest rates on our interest earning assets and interest bearing liabilities, notably on instruments that are expected to react to the short end of the yield curve. As shown in Figure 33, we are operating within these levels as of September 30, 2016.

Figure 33. Simulated Change in Net Interest Income

September 30, 2016
Basis point change assumption (short-term rates)	-50	+200
Tolerance level	-4.00%	-4.00%
Interest rate risk assessment	-2.73%	1.96%
September 30, 2015
Basis point change assumption (short-term rates)	-25	+200
Tolerance level	-4.00%	-4.00%
Interest rate risk assessment	-.54%	2.39%

The results of additional sensitivity analysis of alternate interest rate paths and loan and deposit behavior assumptions indicate that net interest income could increase or decrease from the base simulation results presented in Figure 33. Net interest income is highly dependent on the timing, magnitude, frequency, and path of interest rate increases and the associated assumptions for deposit repricing relationships, lending spreads, and the balance behavior of transaction accounts. The unprecedented low level of interest rates increases the uncertainty of assumptions for deposit balance behavior and deposit repricing relationships to market interest rates. Recent balance growth in deposits has caused the uncertainty in assumptions to increase further. Our historical deposit repricing betas in the last rising rate cycle ranged between 50% and 60% for interest-bearing deposits, and we continue to make similar assumptions in our modeling. The sensitivity testing of these assumptions supports our confidence that actual results are likely to be within a 100 basis point range of modeled results.

We will continue to monitor balance sheet flows and expect the benefit from rising rates to increase modestly prior to any increase in the federal funds rate. Our current interest rate risk position could fluctuate to higher or lower levels of risk depending on the competitive environment and client behavior that may affect the actual volume, mix, maturity, and repricing characteristics of loan and deposit flows. As changes occur to both the configuration of the balance sheet and the outlook for the economy, management proactively evaluates hedging opportunities that may change our interest rate risk profile.
We also conduct simulations that measure the effect of changes in market interest rates in the second and third years of a three-year horizon. These simulations are conducted in a manner similar to those based on a 12-month horizon. To capture longer-term exposures, we calculate exposures to changes of the EVE as discussed in the following section.

Economic value of equity modeling. EVE complements net interest income simulation analysis as it estimates risk exposure beyond 12-, 24-, and 36-month horizons. EVE modeling measures the extent to which the economic values of assets, liabilities and off-balance sheet instruments may change in response to fluctuations in interest rates. EVE is calculated by subjecting the balance sheet to an immediate 200 basis point increase or decrease in interest rates, measuring the resulting change in the values of assets, liabilities and off-balance sheet instruments, and comparing those amounts with the base case of the current interest rate environment. Because the calculation of EVE under an immediate 200 basis point decrease in interest rates in the current low rate environment results in certain interest rates declining to zero and a less than 200 basis point decrease in certain yield curve term points, we have modified the standard declining rate scenario to an immediate 100 basis point decrease. This analysis is highly dependent upon assumptions applied to assets and liabilities with non-contractual maturities. Those assumptions are based on historical behaviors, as well as our expectations. We develop remediation plans that would maintain residual risk within tolerance if this analysis indicates that our EVE will decrease by more than 15% in response to an immediate increase or decrease in interest rates. We are operating within these guidelines as of September 30, 2016.

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

Figure 34. Portfolio Swaps by Interest Rate Risk Management Strategy

	September 30, 2016
				Weighted-Average			September 30, 2015
dollars in millions	Notional Amount	Fair Value		Maturity (Years)	Receive Rate	Pay Rate	Notional Amount	Fair Value
Receive fixed/pay variable — conventional A/LM (a)	$14,250	$105		2.0	1.0%	.5%	$10,705	$74
Receive fixed/pay variable — conventional debt	8,473	293		3.3	1.6	.5	7,004	275
Pay fixed/receive variable — conventional debt	50	(11)		11.8	.6	3.6	50	(8)
Total portfolio swaps	$22,773	$387	(b)	2.5	1.2%	.5%	$17,759	$341	(b)

(a)	Portfolio swaps designated as A/LM are used to manage interest rate risk tied to both assets and liabilities.

(b)	Excludes accrued interest of $49 million and $45 million at September 30, 2016, and September 30, 2015, respectively.

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

Our credit ratings at September 30, 2016, are shown in Figure 35. We believe these credit ratings, under normal conditions in the capital markets, will enable KeyCorp or KeyBank to issue fixed income securities to investors. As a result of the First Niagara acquisition on August 1, 2016, the credit ratings of First Niagara Bank were changed to match the credit ratings of KeyBank.

Figure 35. Credit Ratings

September 30, 2016	Short-Term Borrowings	Long-Term Deposits	Senior Long-Term Debt	Subordinated Long-Term Debt	Capital Securities	Preferred Stock
KEYCORP (THE PARENT COMPANY)
Standard & Poor’s	A-2	N/A	BBB+	BBB	BB+	BB+
Moody’s	P-2	N/A	Baa1	Baa1	Baa2	Baa3
Fitch	F1	N/A	A-	BBB+	BB+	BB
DBRS	R-2(high)	N/A	BBB(high)	BBB	BBB	N/A

KEYBANK
Standard & Poor’s	A-2	N/A	A-	BBB+	N/A	N/A
Moody’s	P-1	Aa3	A3	Baa1	N/A	N/A
Fitch	F1	A	A-	BBB+	N/A	N/A
DBRS	R-1(low)	A(low)	A(low)	BBB(high)	N/A	N/A

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

We maintain a Contingency Funding Plan that outlines the process for addressing a liquidity crisis. The plan provides for an evaluation of funding sources under various market conditions. It also assigns specific roles and responsibilities for managing liquidity through a problem period. As part of the plan, we maintain on-balance sheet liquid reserves referred to as our liquid asset portfolio, which consists of high quality liquid assets. During a problem period, that reserve could be used as a source of funding to provide time to develop and execute a longer-term strategy. The liquid asset portfolio at September 30, 2016, totaled $21.3 billion, consisting of $18.8 billion of unpledged securities, $466 million of securities available for secured funding at the FHLB, and $2 billion of net balances of federal funds sold and balances in our Federal Reserve account. The liquid asset portfolio can fluctuate due to excess liquidity, heightened risk, or prefunding of expected outflows, such as debt maturities. Additionally, as of September 30, 2016, our unused borrowing capacity secured by loan collateral was $16.5 billion at the Federal Reserve Bank of Cleveland and $5.5 billion at the FHLB of Cincinnati. During the third quarter of 2016, Key’s outstanding FHLB of Cincinnati advances were reduced by $3.9 million due to repayments.

Final U.S. liquidity coverage ratio

Under the Liquidity Coverage Rules, we are required to calculate the Modified LCR for Key. Implementation for Modified LCR banking organizations, like Key, began on January 1, 2016, with a minimum requirement of 90% coverage, reaching 100% coverage by January 1, 2017. For the third quarter of 2016, our Modified LCR was above 100%. In the future, we may change the composition of our investment portfolio, increase the size of the overall investment portfolio, and/or modify product offerings to enhance or optimize our liquidity position.

Additional information about the Liquidity Coverage Ratio is included in the “Supervision and regulation” section under the heading “Liquidity coverage ratio” in Item 2 of this report.

Long-term liquidity strategy

Our long-term liquidity strategy is to be predominantly funded by core deposits. However, we may use wholesale funds to sustain an adequate liquid asset portfolio, meet daily cash demands, and allow management flexibility to execute business initiatives. Key’s client-based relationship strategy provides for a strong core deposit base that, in conjunction with intermediate and long-term wholesale funds managed to a diversified maturity structure and investor base, supports our liquidity risk management strategy. We use the loan-to-deposit ratio as a metric to monitor these strategies. Our target loan-to-deposit ratio, which we calculate as total loans, loans held for sale, and nonsecuritized discontinued loans divided by total deposits, is 90-100% (at September 30, 2016, our loan-to-deposit ratio was 85%).

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

On August 22, 2016, KeyBank issued $500 million of 1.60% Senior Bank Notes due August 22, 2019, under its Global Bank Note Program.

On September 9, 2016, KeyCorp issued $525 million of depositary shares, each representing a 1/25th ownership interest in a share of our fixed-to-floating rate perpetual noncumulative Series D Preferred Stock. Our Series D Preferred Stock has a $1 par value with a $25,000 liquidation preference.

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

We use a parent cash coverage months metric as the primary measure to assess parent company liquidity. The parent cash coverage months metric measures the months into the future where projected obligations can be met with the current amount of liquidity. KeyCorp generally issue term debt to supplement dividends from KeyBank to manage our liquidity position at or above our targeted levels. The parent company generally maintains cash and short-term investments in an amount sufficient to meet projected debt maturities over at least the next 24 months. At September 30, 2016, KeyCorp held $3 billion in short-term investments, which we projected to be sufficient to meet our projected obligations, including the repayment of our maturing debt obligations for the periods prescribed by our risk tolerance.

Typically, KeyCorp meets its liquidity requirements through regular dividends from KeyBank and other non-bank subsidiaries, supplemented with term debt. Federal banking law limits the amount of capital distributions that a bank can make to its holding company without prior regulatory approval. A national bank’s dividend-paying capacity is affected by several factors, including net profits (as defined by statute) for the two previous calendar years and for the current year, up to the date of dividend declaration. During the third quarter of 2016, KeyBank paid $125 million in dividends to KeyCorp, while other non-bank subsidiaries paid $50 million in dividends to KeyCorp. As of September 30, 2016, KeyBank had regulatory capacity to pay $678 million in dividends to KeyCorp without prior regulatory approval.

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

From time to time, KeyCorp or KeyBank may seek to retire, repurchase, or exchange outstanding debt, capital securities, preferred shares, or common shares through cash purchase, privately negotiated transactions or other means. During the quarter, KeyCorp redeemed $21 million of Trust Preferred securities that we acquired in the First Niagara acquisition. Additional information on repurchases of common shares by KeyCorp is included in Part II Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of this report and in Part II, Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities on page 32 of our 2015 Form 10-K. Such transactions depend on prevailing market conditions, our liquidity and capital requirements, contractual restrictions, regulatory requirements, and other factors. The amounts involved may be material, individually or collectively.

We generate cash flows from operations and from investing and financing activities. We have approximately $167 million of cash and cash equivalents and short-term investments in international tax jurisdictions as of September 30, 2016. As we consider alternative long-term strategic and liquidity plans, opportunities to repatriate these amounts would result in approximately $3 million in taxes to be paid. We have included the appropriate amount as a deferred tax liability at September 30, 2016.

The Consolidated Statements of Cash Flows summarize our sources and uses of cash by type of activity for the nine-month periods ended September 30, 2016, and September 30, 2015.

Credit risk management

Credit risk is the risk of loss to us arising from an obligor’s inability or failure to meet contractual payment or performance terms. Like other financial services institutions, we make loans, extend credit, purchase securities, and enter into financial derivative contracts, all of which have related credit risk.

Credit policy, approval, and evaluation

We manage credit risk exposure through a multifaceted program. The Credit Risk Committee and the Commercial Credit Policy Committee approve retail and commercial credit policies. Significant policies are reviewed periodically with our Executive Risk Management Committee and the Risk Committee of our Board of Directors on a prescribed schedule. These policies are communicated throughout the organization to foster a consistent approach to granting credit.

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

We maintain an active concentration management program to mitigate concentration risk in our credit portfolios. For aggregate credit relationships, we employ a sliding scale of exposure, known as hold limits, which is dictated by the type of loan and strength of the borrower. KeyBank’s legal lending limit is approximately $1.7 billion and First Niagara Bank’s legal lending limit is approximately $433 million for any aggregate credit relationship. However, internal hold limits generally restrict the largest exposures to less than 20% of that amount. As of September 30, 2016, we had six client relationships with loan commitments net of credit default swaps of more than $200 million. The average amount outstanding on these six individual net obligor commitments was $52 million at September 30, 2016. In general, our philosophy is to maintain a diverse portfolio with regard to credit exposures.

We actively manage the overall loan portfolio in a manner consistent with asset quality objectives and concentration risk tolerances to mitigate portfolio credit risk. We utilize credit default swaps on a limited basis to transfer a portion of the credit risk associated with a particular extension of credit to a third party. At September 30, 2016, we used credit default swaps with a notional amount of $271 million to manage the credit risk associated with specific commercial lending obligations. We may also sell credit derivatives — primarily single name credit default swaps — to offset our purchased credit default swap position prior to maturity. At September 30, 2016, we did not have any sold credit default swaps outstanding.

Credit default swaps are recorded on the balance sheet at fair value. Related gains or losses, as well as the premium paid or received for credit protection, are included in the “corporate services income” and “other income” components of noninterest income.

Allowance for loan and lease losses

At September 30, 2016, the ALLL was $865 million, or 1.01% of period-end loans, compared to $796 million, or 1.33%, at December 31, 2015, or $790 million, or 1.31%, at September 30, 2015. The allowance includes $39 million that was specifically allocated for impaired loans of $556 million at September 30, 2016, compared to $35 million that was specifically allocated for impaired loans of $308 million at December 31, 2015, and $36 million that was specifically allocated for impaired loans of $318 million at September 30, 2015. For more information about impaired loans, see Note 5 (“Asset Quality”). At September 30, 2016, the ALLL was 119.6% of nonperforming loans, compared to 205.7% at December 31, 2015, and 197.5% at September 30, 2015.

The allowance for loan and lease losses to period-end outstanding balances, and other related asset quality ratios, reflect the impact of the First Niagara acquisition, which added approximately $23 billion in loans at the Acquisition Date.  Since estimates for future credit losses were incorporated into the estimated fair value as of the acquisition date, there was minimal ALLL recorded at September 30, 2016, for the acquired portfolio.  As such, given that our total loan population increased significantly and our total ALLL remained relatively stable as compared to previous quarters, our asset quality metrics have decreased accordingly as a result of the acquisition.

Selected asset quality statistics for each of the past five quarters are presented in Figure 36. The factors that drive these statistics are discussed in the remainder of this section.

Figure 36. Selected Asset Quality Statistics from Continuing Operations

	2016			2015
dollars in millions	Third	Second	First	Fourth	Third
Net loan charge-offs	$44	$43	$46	$37	$41
Net loan charge-offs to average total loans	.23%	.28%	.31%	.25%	.27%
Allowance for loan and lease losses	$865	$854	$826	$796	$790
Allowance for credit losses (a)	918	904	895	852	844
Allowance for loan and lease losses to period-end loans	1.01%	1.38%	1.37%	1.33%	1.31%
Allowance for credit losses to period-end loans	1.07	1.46	1.48	1.42	1.40
Allowance for loan and lease losses to nonperforming loans (b)	119.6	138.0	122.2	205.7	197.5
Allowance for credit losses to nonperforming loans (b)	127.0	146.0	132.4	220.2	211.0
Nonperforming loans at period end (b)	$723	$619	$676	$387	$400
Nonperforming assets at period end (b)	760	637	692	403	417
Nonperforming loans to period-end portfolio loans (b)	.85%	1.00%	1.12%	.65%	.67%
Nonperforming assets to period-end portfolio loans plus
OREO and other nonperforming assets (b)	.89	1.03	1.14	.67	.69

(a)	Includes the ALLL plus the liability for credit losses on lending-related unfunded commitments.

(b)
Nonperforming loan balances exclude $959 million, $11 million, $11 million, $11 million, and $12 million of PCI loans at September 30, 2016, June 30, 2016, March 31, 2016, December 31, 2015, and September 30, 2015, respectively.

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

For all commercial and consumer loan TDRs, regardless of size, as well as impaired commercial loans with an outstanding balance of $2.5 million or greater, we conduct further analysis to determine the probable loss content and assign a specific allowance to the loan if deemed appropriate. We estimate the extent of the individual impairment for commercial loans and TDRs by comparing the recorded investment of the loan with the estimated present value of its future cash flows, the fair value of its underlying collateral, or the loan’s observable market price. Secured consumer loan TDRs that are discharged through Chapter 7 bankruptcy and not formally re-affirmed are adjusted to reflect the fair value of the underlying collateral, less costs to sell. Other consumer loan TDRs are combined in homogenous pools and assigned a specific allocation based on the estimated present value of future cash flows using the effective interest rate. A specific allowance also may be assigned — even when sources of repayment appear sufficient — if we remain uncertain about whether the loan will be repaid in full. On at least a quarterly basis, we evaluate the appropriateness of our loss estimation methods to reduce differences between estimated incurred losses and actual losses. The ALLL at September 30, 2016, represents our best estimate of the probable credit losses inherent in the loan portfolio at that date.

As shown in Figure 37, our ALLL from continuing operations increased by $75 million, or 9.5%, during the past 12 months. Our allowance applies expected loss rates to our existing loans with similar risk characteristics as well as any adjustments to reflect our current assessment of qualitative factors, such as changes in economic conditions, underwriting standards, and concentrations of credit. Our commercial ALLL increased by $71 million, or 11%, from the third quarter of 2015 primarily because of loan growth and continued stabilization in portfolio risk attributes which resulted in increased incurred loss estimates. The increase in these incurred loss estimates during 2015 and into 2016 was primarily due to the continued decline in oil and gas prices since 2014. Our consumer ALLL increased by $4 million, or 2.8%, from the third quarter of 2015. Our consumer ALLL increase was primarily due to the addition of the acquired credit card portfolio, which was acquired at a premium. This increase was partially offset by continued improvement in consumer credit metrics, such as delinquency, average credit bureau score, and loan to value, which have decreased expected loss rates since 2014. The continued improvement in the consumer portfolio credit quality metrics from the third quarter of 2015 was primarily due to benefits of relatively stable economic conditions and improved delinquency rates, average credit bureau scores, and residential LTVs.
Our liability for credit losses on lending-related commitments decreased by $1 million to $53 million at September 30, 2016. When combined with our ALLL, our total allowance for credit losses represented 1.07% of period-end loans at September 30, 2016, compared to 1.42% at December 31, 2015, and 1.40% at September 30, 2015.

Figure 37. Allocation of the Allowance for Loan Lease Losses

	September 30, 2016			December 31, 2015			September 30, 2015
dollars in millions	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans
Commercial, financial and agricultural	$517	59.8%	46.1%	$450	56.5%	52.2%	$438	55.4%	51.8%
Commercial real estate:
Commercial mortgage	139	16.0	17.5	134	16.8	13.3	139	17.6	13.6
Construction	17	2.0	2.6	25	3.2	1.7	25	3.2	1.8
Total commercial real estate loans	156	18.0	20.1	159	20.0	15.0	164	20.8	15.4
Commercial lease financing	45	5.2	5.6	47	5.9	6.7	45	5.7	6.5
Total commercial loans	718	83.0	71.8	656	82.4	73.9	647	81.9	73.7
Real estate — residential mortgage	15	1.7	6.4	18	2.3	3.7	19	2.4	3.7
Home equity loans	64	7.4	14.9	57	7.2	17.3	58	7.3	17.5
Consumer direct loans	18	2.1	2.1	20	2.5	2.7	20	2.5	2.7
Credit cards	39	4.5	1.3	32	4.0	1.3	32	4.1	1.3
Consumer indirect loans	11	1.3	3.5	13	1.6	1.1	14	1.8	1.1
Total consumer loans	147	17.0	28.2	140	17.6	26.1	143	18.1	26.3
Total loans (a)	$865	100.0%	100.0%	$796	100.0%	100.0%	$790	100.0%	100.0%

(a)
Excludes allocations of the ALLL related to the discontinued operations of the education lending business in the amount of $18 million, $28 million, and $23 million at September 30, 2016, December 31, 2015, and September 30, 2015, respectively.

Our provision for credit losses was $59 million for the third quarter of 2016, compared to $45 million for the third quarter of 2015. Our provision for credit losses in the third quarter of 2016 included $12 million related to the acquired credit card portfolio from First Niagara. Excluding the $12 million impact of First Niagara, the increase in our provision is primarily due to the growth in our loan portfolio over the past twelve months and increased charge-offs, primarily in the oil and gas portfolio, compared to the first nine months of 2015. We continue to reduce our exposure in our higher-risk businesses, including the residential properties portion of our construction loan portfolio, marine/RV financing, and other selected leasing portfolios through the sale of certain loans, payments from borrowers, or net loan charge-offs.

Asset quality of our oil and gas loan portfolio, which represents approximately 1% of total loans at September 30, 2016, is performing in-line with expectations. Our reserve for credit losses allocated to our oil and gas loan exposure was 8% of the total oil and gas loan portfolio at September 30, 2016, up from 6% at December 31, 2015, and reflected the estimated impact of current oil prices at that date.

Net loan charge-offs

Net loan charge-offs for the third quarter of 2016 totaled $44 million, or .23% of average loans, compared to net loan charge-offs of $41 million, or .27%, for the same period last year. Net loan charge-offs for the third quarter of 2016 included $2 million of net charge-offs related to First Niagara. Figure 38 shows the trend in our net loan charge-offs by loan type, while the composition of loan charge-offs and recoveries by type of loan is presented in Figure 39.

Excluding the $2 million impact of First Niagara, net loan charge-offs increased $1 million from the third quarter of 2015. This increase is primarily attributable to growth and higher charge-offs in our commercial loan portfolio.

Figure 38. Net Loan Charge-offs from Continuing Operations (a)

	2016			2015
dollars in millions	Third	Second	First	Fourth	Third
Commercial, financial and agricultural	$15	$32	$23	$15	$24
Real estate — Commercial mortgage	(1)	(4)	(1)	(2)	—
Real estate — Construction	8	—	(1)	—	—
Commercial lease financing	5	1	3	6	—
Total commercial loans	27	29	24	19	24
Real estate — Residential mortgage	—	1	—	—	1
Home equity loans	2	3	7	5	3
Consumer direct loans	5	4	5	5	5
Credit cards	8	7	7	7	6
Consumer indirect loans	2	(1)	3	1	2
Total consumer loans	17	14	22	18	17
Total net loan charge-offs	$44	$43	$46	$37	$41
Net loan charge-offs to average loans	.23%	.28%	.31%	.25%	.27%
Net loan charge-offs from discontinued operations — education lending business	$3	$4	$6	$7	$7

(a)	Credit amounts indicate that recoveries exceeded charge-offs.

Figure 39. Summary of Loan and Lease Loss Experience from Continuing Operations

	Three months ended September 30,		Nine months ended September 30,
dollars in millions	2016	2015	2016	2015
Average loans outstanding	$77,697	$59,281	$66,375	$58,263
Allowance for loan and lease losses at beginning of period	$854	$796	$796	$794
Loans charged off:
Commercial, financial and agricultural	17	26	78	59
Real estate — commercial mortgage	—	—	3	2
Real estate — construction	9	—	9	1
Total commercial real estate loans (a)	9	—	12	3
Commercial lease financing	5	2	11	5
Total commercial loans (b)	31	28	101	67
Real estate — residential mortgage	1	1	4	4
Home equity loans	5	7	22	25
Consumer direct loans	6	6	18	18
Credit cards	9	7	25	23
Consumer indirect loans	3	4	9	15
Total consumer loans	24	25	78	85
Total loans charged off	55	53	179	152
Recoveries:
Commercial, financial and agricultural	2	2	8	13
Real estate — commercial mortgage	1	—	9	2
Real estate — construction	1	—	2	1
Total commercial real estate loans (a)	2	—	11	3
Commercial lease financing	—	2	2	7
Total commercial loans (b)	4	4	21	23
Real estate — residential mortgage	1	—	3	1
Home equity loans	3	4	10	9
Consumer direct loans	1	1	4	5
Credit cards	1	1	3	2
Consumer indirect loans	1	2	5	7
Total consumer loans	7	8	25	24
Total recoveries	11	12	46	47
Net loan charge-offs	(44)	(41)	(133)	(105)
Provision (credit) for loan and lease losses	56	36	203	102
Foreign currency translation adjustment	(1)	(1)	(1)	(1)
Allowance for loan and lease losses at end of period	$865	$790	$865	$790
Liability for credit losses on lending-related commitments at beginning of period	$50	$45	$56	$35
Provision (credit) for losses on lending-related commitments	3	9	(3)	19
Liability for credit losses on lending-related commitments at end of period (c)	$53	$54	$53	$54
Total allowance for credit losses at end of period	$918	$844	$918	$844
Net loan charge-offs to average total loans	.23%	.27%	.27%	.24%
Allowance for loan and lease losses to period-end loans	1.01	1.31	1.01	1.31
Allowance for credit losses to period-end loans	1.07	1.40	1.07	1.40
Allowance for loan and lease losses to nonperforming loans	119.6	197.5	119.6	197.5
Allowance for credit losses to nonperforming loans	127.0	211.0	127.0	211.0
Discontinued operations — education lending business:
Loans charged off	$6	$9	$21	$25
Recoveries	3	2	8	10
Net loan charge-offs	$(3)	$(7)	$(13)	$(15)

(a)	See Figure 21 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial real estate loan portfolio.

(b)	See Figure 20 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial loan portfolio.

(c)	Included in “accrued expense and other liabilities” on the balance sheet.

Nonperforming assets

Figure 40 shows the composition of our nonperforming assets. These assets totaled $760 million at September 30, 2016, and represented .89% of period-end portfolio loans, OREO and other nonperforming assets, compared to $403 million, or .67%, at December 31, 2015, and $417 million, or .69%, at September 30, 2015. Nonperforming assets at September 30, 2016, included $167 million of nonperforming assets related to First Niagara. See Note 1 (“Summary of Significant Accounting Policies”) under the headings “Nonperforming Loans,” “Impaired Loans,” and “Allowance for Loan and Lease Losses” beginning on page 121 of our 2015 Form 10-K for a summary of our nonaccrual and charge-off policies.

Figure 40. Summary of Nonperforming Assets and Past Due Loans from Continuing Operations

dollars in millions	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Commercial, financial and agricultural	$335	$321	$380	$82	$89
Real estate — commercial mortgage	32	14	16	19	23
Real estate — construction	17	25	12	9	9
Total commercial real estate loans (a)	49	39	28	28	32
Commercial lease financing	13	10	11	13	21
Total commercial loans (b)	397	370	419	123	142
Real estate — residential mortgage	72	54	59	64	67
Home equity loans	225	189	191	190	181
Consumer direct loans	2	1	1	2	1
Credit cards	3	2	2	2	2
Consumer indirect loans	24	3	4	6	7
Total consumer loans	326	249	257	264	258
Total nonperforming loans (c)	723	619	676	387	400
OREO	35	15	14	14	17
Other nonperforming assets	2	3	2	2	—
Total nonperforming assets (c)	$760	$637	$692	$403	$417
Accruing loans past due 90 days or more	$49	$70	$70	$72	$54
Accruing loans past due 30 through 89 days	317	203	237	208	271
Restructured loans — accruing and nonaccruing (d)	304	277	283	280	287
Restructured loans included in nonperforming loans (d)	149	133	151	159	160
Nonperforming assets from discontinued operations — education lending business	5	5	6	7	8
Nonperforming loans to period-end portfolio loans (c)	.85%	1.00%	1.12%	.65%	.67%
Nonperforming assets to period-end portfolio loans plus OREO and other nonperforming assets (c)	.89	1.03	1.14	.67	.69

(a)	See Figure 21 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial real estate loan portfolio.

(b)	See Figure 20 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial loan portfolio.

(c)
Nonperforming loan balances exclude $959 million, $11 million, $11 million, $11 million, and $12 million of PCI loans at September, 30 2016, June 30, 2016, March 31, 2016, December 31, 2015, and September 30, 2015, respectively.

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

As shown in Figure 40, nonperforming assets at September 30, 2016, increased $343 million from one year ago. The balance at September 30, 2016, included $167 million of nonperforming assets related to First Niagara. Excluding the $167 million impact of First Niagara, increases in nonperforming assets in the commercial, financial and agricultural portfolio, which were primarily due to the credit migration in the oil and gas portfolio, were partially offset by declines in nonperforming assets in the commercial lease financing and consumer loan portfolios.

At September 30, 2016, the approximate carrying amount of our commercial nonperforming loans outstanding represented 80% of their original contractual amount owed, total nonperforming loans outstanding represented 84% of their original contractual amount owed, and nonperforming assets in total were carried at 84% of their original contractual amount owed.

At September 30, 2016, our 20 largest nonperforming loans totaled $302 million, representing 42% of total nonperforming loans. At September 30, 2015, our 20 largest nonperforming loans totaled $112 million, representing 28% of total nonperforming loans.

Figure 41 shows the types of activity that caused the change in our nonperforming loans during each of the last five quarters.

Figure 41. Summary of Changes in Nonperforming Loans from Continuing Operations

	2016			2015
in millions	Third	Second	First	Fourth	Third
Balance at beginning of period	$619	$676	$387	$400	$419
Loans placed on nonaccrual status	78	124	406	81	81
Nonperforming loans acquired from First Niagara	150	—	—	—	—
Charge-offs	(53)	(64)	(60)	(51)	(53)
Loans sold	—	—	(11)	—	(2)
Payments	(32)	(75)	(8)	(21)	(16)
Transfers to OREO	(5)	(6)	(4)	(4)	(4)
Transfers to other nonperforming assets	—	—	—	(1)	—
Loans returned to accrual status	(34)	(36)	(34)	(17)	(25)
Balance at end of period (a)	$723	$619	$676	$387	$400

(a)
Nonperforming loan balances exclude $959 million, $11 million, $11 million, $11 million, and $12 million of PCI loans at September, 30 2016, June 30, 2016, March 31, 2016, December 31, 2015, and September 30, 2015, respectively.

Figure 42 shows the factors that contributed to the change in our OREO during each of the last five quarters.

Figure 42. Summary of Changes in Other Real Estate Owned, Net of Allowance, from Continuing Operations

	2016			2015
in millions	Third	Second	First	Fourth	Third
Balance at beginning of period	$15	$14	$14	$17	$20
Properties acquired — First Niagara	19	—	—	—	—
Properties acquired — nonperforming loans	5	6	4	4	4
Valuation adjustments	(2)	(2)	(1)	(2)	(2)
Properties sold	(2)	(3)	(3)	(5)	(5)
Balance at end of period	$35	$15	$14	$14	$17

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

At September 30, 2016, $23 billion, or 17%, of our total assets were measured at fair value on a recurring basis. Approximately 99% of these assets, before netting adjustments, were classified as Level 1 or Level 2 within the fair value hierarchy. At September 30, 2016, $2 billion, or 1%, of our total liabilities were measured at fair value on a recurring basis. All of these liabilities were classified as Level 1 or Level 2.

During the third quarter of 2016, $13 million of our total assets were measured at fair value on a nonrecurring basis. All of these assets were classified as Level 3. At September 30, 2016, there were no liabilities measured at fair value on a nonrecurring basis.

Beginning with the third quarter of 2016, we elected the fair value option for our real estate - residential mortgages held for sale to better align the business of selling the loans. These loans held for sale were previously carried at the lower of cost or fair value. Other than this one change, we did not significantly alter the manner in which we applied our critical accounting policies or developed related assumptions and estimates during the first nine months of 2016.

European Sovereign and Non-Sovereign Debt Exposures

Our total European sovereign and non-sovereign debt exposure is presented in Figure 43.

Figure 43. European Sovereign and Non-Sovereign Debt Exposures

September 30, 2016	Short-and Long- Term Commercial Total (a)	Foreign Exchange and Derivatives with Collateral (b)	Net Exposure
in millions
France:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	$1	$1
Non-sovereign non-financial institutions	$6	—	6
Total	6	1	7
Germany:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	180	—	180
Total	180	—	180
Greece:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	—	—	—
Total	—	—	—
Iceland:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	—	—	—
Total	—	—	—
Ireland:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	—	—	—
Total	—	—	—
Italy:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	23	—	23
Total	23	—	23
Netherlands:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	8	—	8
Total	8	—	8
Portugal:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	—	—	—
Total	—	—	—
Spain:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	13	—	13
Total	13	—	13
Switzerland:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	(1)	(1)
Non-sovereign non-financial institutions	60	—	60
Total	60	(1)	59
United Kingdom:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	177	177
Non-sovereign non-financial institutions	71	—	71
Total	71	177	248
Other Europe: (c)
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	64	—	64
Total	64	—	64
Total Europe:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	177	177
Non-sovereign non-financial institutions	425	—	425
Total	$425	$177	$602

(a)	Represents our outstanding leases.

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

As of the end of the period covered by this report, KeyCorp carried out an evaluation, under the supervision and with the participation of KeyCorp’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of KeyCorp’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), to ensure that information required to be disclosed by KeyCorp in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to KeyCorp’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, KeyCorp’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective, in all material respects, as of the end of the period covered by this report. We acquired First Niagara on August 1, 2016. We are in the process of integrating the acquired operations into our overall internal control over financial reporting process and have extended our oversight and monitoring processes that support internal control over financial reporting to include the acquired operations. No changes were made to KeyCorp’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, KeyCorp’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information presented in the Legal Proceedings section of Note 16 (“Contingent Liabilities and Guarantees”) of the Notes to Consolidated Financial Statements (Unaudited) is incorporated herein by reference.

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

For a discussion of certain risk factors affecting us, see the section titled “Supervision and Regulation” in Part I, Item 1. Business, on pages 9-18 of our 2015 Form 10-K; Part I, Item 1A. Risk Factors, on pages 18-30 of our 2015 Form 10-K; the section titled “Supervision and regulation” in this Form 10-Q; and our disclosure regarding forward-looking statements in this Form 10-Q. The risk factor in our 2015 Form 10-K entitled “We may not be able to complete the acquisition of First Niagara” is no longer applicable, as the First Niagara acquisition was completed on August 1, 2016. Except for the changes described in this Item 1A, including the additional risk factor set forth below, there have been no material changes from the risk factors described in our Form 10-K.

We face additional legal and regulatory risk arising out of our increased offering of consumer products.

As a result of the merger with First Niagara, we acquired certain lines of business that offer additional consumer products, including indirect auto loans and various new insurance products. In addition, the First Niagara acquisition allowed us to expand our residential mortgage business. As a financial services company, we are subject to extensive federal and state regulation and supervision. The amount of regulation and supervision to which we are subject and our cost of compliance have increased with the additional consumer products that we now offer. We, like other companies who provide similar consumer products, face the risk of class actions and other litigation and claims arising out of these products.

For more information, see “Supervision and Regulation” beginning on page 9 of our 2015 Form 10-K; the risk factor entitled “We are subject to extensive and increasing government regulation and supervision” beginning on page 20 of our 2015 Form 10-K; and the risk factor entitled “We are subject to claims and litigation” beginning on page 22 of our 2015 Form 10-K.

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

In April 2016, we submitted to the Federal Reserve and provided to the OCC our 2016 capital plan under the annual CCAR process. On June 29, 2016, the Federal Reserve announced that it did not object to our 2016 capital plan. Share repurchases of up to $350 million were included in the 2016 capital plan, which is effective through the second quarter of 2017. As previously reported, we resumed our share repurchase program under the 2016 capital plan following the close of the First Niagara acquisition. During the third quarter of 2016, we completed $65 million of common share repurchases including repurchases to offset issuances of common shares under our employee compensation plans.

The following table summarizes our repurchases of our common shares for the three months ended September 30, 2016.

Calendar month	Total number of shares repurchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased as part of publicly announced plans or programs (b)
July 1 — 31	1,641	$11.81	—	39,552,984
August 1 — 31	4,482,262	11.94	4,481,930	32,584,845
September 1 — 30	756,002	12.30	486,550	32,864,726
Total	5,239,905	$11.99	4,968,480

(a)
Includes common shares deemed surrendered by employees in connection with our stock compensation and benefit plans to satisfy tax obligations. There were $65 million of common shares repurchased in the open market during the third quarter of 2016.

(b)
Calculated using the remaining general repurchase amount divided by the closing price of KeyCorp common shares as follows: on July 31, 2016, at $11.70; on August 31, 2016, at $12.56; and on September 30, 2016, at $12.17.

Item 6. Exhibits

3.1	Second Amended and Restated Articles of Incorporation of KeyCorp, effective August 1, 2016, filed as Exhibit 3.1 to Form 8-K on August 1, 2016.*

3.2	Amendment to Second Amended and Restated Articles of Incorporation of KeyCorp, effective September 7, 2016, filed as Exhibit 4.1 to Form 8-K on September 9, 2016.*

4.1	Form of Certificate representing Fixed-to-Floating Rate Perpetual Non-Cumulative Preferred Stock, Series D, filed as Exhibit 4.2 to Form 8-K on September 9, 2016.*

4.2
Deposit Agreement, dated as of September 9, 2016, among KeyCorp, Computershare Inc. and Computershare Trust Company, N.A., jointly as depositary, and the holders from time to time of the depositary receipts described therein, filed as Exhibit 4.3 to Form 8-K on September 9, 2016.*

4.3	Form of Depositary Receipt (included as part of Exhibit 4.2), filed as Exhibit 4.4 to Form 8-K on September 9, 2016.*

15	Acknowledgment of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from KeyCorp’s Form 10-Q Report for the quarterly period ended September 30, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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

KEYCORP
(Registrant)

Date: November 7, 2016	/s/ Douglas M. Schosser
By: Douglas M. Schosser
Chief Accounting Officer (Principal Accounting Officer)