Form 10-K
period 2016-12-31
KEYCORP /NEW/
filed 2017-02-28
CIK 91576

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2016
Commission file number: 1-11302
Exact name of Registrant as specified in its charter:

Ohio	34-6542451
State or other jurisdiction of incorporation or organization:	IRS Employer Identification Number:
127 Public Square, Cleveland, Ohio	44114-1306
Address of Principal Executive Offices:	Zip Code:

(216) 689-3000
Registrant’s Telephone Number, including area code:
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Shares, $1 par value	New York Stock Exchange
7.750% Non-Cumulative Perpetual Convertible Preferred Stock, Series A	New York Stock Exchange
Fixed-to-Floating Rate Perpetual Non-Cumulative Preferred Stock, Series C	New York Stock Exchange
Depositary Shares (each representing a 1/40th interest in a share of Fixed-to-Floating Rate Perpetual Non-Cumulative Preferred Stock, Series E)	New York Stock Exchange
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer	Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of voting stock held by nonaffiliates of the Registrant was $9,311,866,979 (based on the June 30, 2016, closing price of KeyCorp common shares of $11.05 as reported on the New York Stock Exchange). As of February 23, 2017, there were 1,072,438,764 common shares outstanding.
Certain specifically designated portions of KeyCorp’s definitive Proxy Statement for its 2017 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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
Forward-looking statements, by their nature, are subject to assumptions, risks, and uncertainties, many of which are outside of our control. Our actual results may differ materially from those set forth in our forward-looking statements. There is no assurance that any list of risks and uncertainties or risk factors is complete. Factors that could cause our actual results to differ from those described in forward-looking statements include, but are not limited to:

•	deterioration of commercial real estate market fundamentals;

•	defaults by our loan counterparties or clients;

•	adverse changes in credit quality trends;

•	declining asset prices;

•	our concentrated credit exposure in commercial, financial, and agricultural loans;

•	the extensive and increasing regulation of the U.S. financial services industry;

•	operational or risk management failures by us or critical third parties;

•	changes in accounting policies, standards, and interpretations;

•	breaches of security or failures of our technology systems due to technological or other factors and cybersecurity threats;

•	negative outcomes from claims or litigation;

•	the occurrence of natural or man-made disasters, conflicts, or terrorist attacks, or other adverse external events;

•	evolving capital and liquidity standards under applicable regulatory rules;

•	our ability to receive dividends from our subsidiary, KeyBank;

•	unanticipated changes in our liquidity position, including but not limited to, changes in our access to or the cost of funding and our ability to secure alternative funding sources;

•	downgrades in our credit ratings or those of KeyBank;

•	a reversal of the U.S. economic recovery due to financial, political or other shocks;

•	our ability to anticipate interest rate changes and manage interest rate risk;

•	deterioration of economic conditions in the geographic regions where we operate;

•	the soundness of other financial institutions;

•	tax reform and other changes in tax laws;

•	our ability to attract and retain talented executives and employees and to manage our reputational risks;

•	our ability to timely and effectively implement our strategic initiatives;

•	increased competitive pressure due to industry consolidation;

•	our ability to adapt our products and services to industry standards and consumer preferences;

•	unanticipated adverse effects of strategic partnerships or acquisitions and dispositions of assets or businesses;

•	our ability to realize the anticipated benefits of the First Niagara merger; and

•	our ability to develop and effectively use the quantitative models we rely upon in our business planning.
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

KEYCORP
2016 FORM 10-K ANNUAL REPORT

PART I
ITEM 1. BUSINESS
Overview
KeyCorp, organized in 1958 under the laws of the State of Ohio, is headquartered in Cleveland, Ohio. We are a BHC under the BHCA and one of the nation’s largest bank-based financial services companies, with consolidated total assets of approximately $136.5 billion at December 31, 2016. KeyCorp is the parent holding company for KeyBank National Association (“KeyBank”), its principal subsidiary, through which most of our banking services are provided. Through KeyBank and certain other subsidiaries, we provide a wide range of retail and commercial banking, commercial leasing, investment management, consumer finance, commercial mortgage servicing and special servicing, and investment banking products and services to individual, corporate, and institutional clients through two major business segments: Key Community Bank and Key Corporate Bank.
As of December 31, 2016, these services were provided across the country through KeyBank’s 1,217 full-service retail banking branches and a network of 1,593 ATMs in 15 states, as well as additional offices, online and mobile banking capabilities, and a telephone banking call center. Additional information pertaining to our two business segments is included in the “Line of Business Results” section in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report, and in Note 24 (“Line of Business Results”) of the Notes to Consolidated Financial Statements presented in Item 8. Financial Statements and Supplementary Data, which are incorporated herein by reference. KeyCorp and its subsidiaries had an average of 15,700 full-time equivalent employees for 2016.
In addition to the customary banking services of accepting deposits and making loans, our bank and its trust company subsidiary offer personal and institutional trust custody services, securities lending, personal financial and planning services, access to mutual funds, treasury services, personal property and casualty insurance, and international banking services. Through our bank, trust company, and registered investment adviser subsidiaries, we provide investment management services to clients that include large corporate and public retirement plans, foundations and endowments, high-net-worth individuals, and multi-employer trust funds established for providing pension or other benefits to employees. Key Community Bank also purchases retail auto sales contracts via a network of auto dealerships. The auto dealerships finance the sale of automobiles as the initial lender and then assign the contracts to us pursuant to dealer agreements.
We provide other financial services — both within and outside of our primary banking markets — through various nonbank subsidiaries. These services include community development financing, securities underwriting, investment banking and capital markets products, and brokerage. We also provide merchant services to businesses directly and through an equity participation in a joint venture.
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
We derive the majority of our revenues within the United States from customers domiciled in the United States. Revenue from foreign countries and external customers domiciled in foreign countries was immaterial to our consolidated financial statements.
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

Demographics
We have two major business segments: Key Community Bank and Key Corporate Bank.
Key Community Bank serves individuals and small to mid-sized businesses by offering a variety of deposit and investment, lending, credit card, and personalized wealth management products and business advisory services. Key Community Bank offers personal property and casualty insurance, such as home, auto, renters, watercraft, and umbrella. Key Community Bank also purchases retail auto sales contracts via a network of auto dealerships. These products and services are provided through our relationship managers and specialists working in our 15-state branch network, which is organized into ten internally defined geographic regions: Washington, Oregon/Alaska, Rocky Mountains, Indiana/Northwest Ohio/Michigan, Central/Southwest Ohio, East Ohio/Western Pennsylvania, Atlantic, Western New York, Eastern New York and New England. In addition, some of these product capabilities are delivered by Key Corporate Bank to clients of Key Community Bank.
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
Further information regarding the products and services offered by our Key Community Bank and Key Corporate Bank segments is included in this report in Note 24 (“Line of Business Results”).

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
Acquisitions and Divestitures
On August 1, 2016, First Niagara merged with and into KeyCorp, with KeyCorp as the surviving entity. On October 7, 2016, First Niagara Bank merged with and into KeyBank, with KeyBank as the surviving entity. Systems and client conversion also occurred during the fourth quarter of 2016 in connection with the bank merger. For more information on the First Niagara acquisition and other acquisitions and divestitures by Key, see Note 2 (“Business Combination”) and Note 14 (“Acquisition, Divestiture, and Discontinued Operations”), which is incorporated herein by reference.

Competition
The market for banking and related financial services is highly competitive. Key competes with other providers of financial services, such as BHCs, commercial banks, savings associations, credit unions, mortgage banking companies, finance companies, mutual funds, insurance companies, investment management firms, investment banking firms, broker-dealers, and other local, regional, national, and global institutions that offer financial services. Some of our competitors are larger and may have more financial resources, while some of our competitors enjoy fewer regulatory constraints and may have lower cost structures. The financial services industry has become more competitive as technology advances have lowered barriers to entry, enabling more companies, including nonbank companies, to provide financial services. Technological advances may diminish the importance of depository institutions and other financial institutions. Mergers and acquisitions have also led to increased concentration in the banking industry, placing added competitive pressure on Key’s core banking products and services as we see competitors enter some of our markets or offer similar products. We compete by offering quality products and innovative services at competitive prices, and by maintaining our product and service offerings to keep pace with customer preferences and industry standards.
Executive Officers of KeyCorp
KeyCorp’s executive officers are principally responsible for making policy for KeyCorp, subject to the supervision and direction of the Board. All executive officers are subject to annual election at the annual organizational meeting of the Board held each May.
Set forth below are the names and ages of the executive officers of KeyCorp as of December 31, 2016, the positions held by each at KeyCorp during the past five years, and the year each first became an executive officer of KeyCorp. Because Messrs. Buffie, Devine, and Kimble and Ms. Brady have been employed at KeyCorp for less than five years, information is being provided concerning their prior business experience. There are no family relationships among the directors or the executive officers.
Amy G. Brady (50) - Ms. Brady is KeyCorp’s Chief Information Officer, serving in that role since May 2012. Prior to joining KeyCorp, Ms. Brady spent 25 years with Bank of America (a financial services institution), where she most recently served as Senior Vice President and Chief Information Officer, Enterprise Technology and Operations, supporting technology delivery and operations for crucial enterprise functions. Ms. Brady has been an executive officer of KeyCorp since she joined in 2012.
Edward J. Burke (60) - Mr. Burke has been the Co-President, Commercial and Private Banking of Key Community Bank since April 2014 and an executive officer of KeyCorp since May 2014. From 2005 until his election as Co-President, Mr. Burke was an Executive Vice President of KeyBank and head of KeyBank Real Estate Capital and Key Community Development Lending.

Dennis A. Devine (45) - Mr. Devine has been the Co-President, Consumer and Small Business of Key Community Bank since April 2014 and an executive officer of KeyCorp since May 2014. From 2012 to 2014, Mr. Devine served as Executive Vice President of KeyBank in various roles, including as head of the Consumer & Small Business Segment and head of Integrated Channels and Community Bank Strategy for Key Community Bank. Prior to joining Key in 2012, Mr. Devine served in various executive capacities with Citizens Financial Group and PNC Bank (financial services institutions).
Trina M. Evans (52) - Ms. Evans has been the Director of Corporate Center for KeyCorp since August 2012, partnering with Key’s executive leadership team and Board to ensure alignment of strategy, objectives, priorities, and messaging across Key. Prior to this role, Ms. Evans was the Chief Administrative Officer for Key Community Bank and the Director of Client Experience for KeyBank. During her career with KeyCorp, she has served in a variety of senior management roles associated with the call center, internet banking, retail banking, distribution management, and information technology. She became an executive officer of KeyCorp in March 2013.
Christopher M. Gorman (56) - In 2016, Mr. Gorman became Merger Integration Executive responsible for leading the integration efforts related to KeyCorp’s merger with First Niagara Financial Group, Inc. Previously, Mr. Gorman was the President of Key Corporate Bank from 2010 to 2016. He previously served as a KeyCorp Senior Executive Vice President and head of Key National Banking during 2010. Mr. Gorman was an Executive Vice President of KeyCorp (2002 to 2010) and served as President of KeyBanc Capital Markets Inc. (2003 to 2010). He became an executive officer of KeyCorp in 2010.
Paul N. Harris (58) - Mr. Harris has been the General Counsel and Secretary of KeyCorp since 2003 and an executive officer of KeyCorp since 2004.

William L. Hartmann (63) - Mr. Hartmann has been the Chief Risk Officer of KeyCorp since July 2012. Mr. Hartmann joined KeyCorp in 2010 as its Chief Credit Officer. Mr. Hartmann has been an executive officer of KeyCorp since 2012.
Donald R. Kimble (56) - Mr. Kimble has been the Chief Financial Officer of KeyCorp since June 2013. Prior to joining KeyCorp, Mr. Kimble served as Chief Financial Officer of Huntington Bancshares Inc., a bank holding company headquartered in Columbus, Ohio, after joining the company in August 2004, and also served as its Controller from August 2004 to November 2009. Mr. Kimble was also President and a director of Huntington Preferred Capital, Inc., a publicly-traded company, from August 2004 until May 2013. Mr. Kimble became an executive officer upon joining KeyCorp in June 2013.
Angela G. Mago (51) - Ms. Mago became Co-Head of Key Corporate Bank in 2016. She also serves as Head of Real Estate Capital for Key, a role she has held since 2014. From 2011 to 2014, Ms. Mago was Head of Key’s Commercial Mortgage Group. She became an executive officer of KeyCorp in 2016.
Beth E. Mooney (61) - Ms. Mooney has been the Chairman and Chief Executive Officer of KeyCorp since 2011, and an executive officer of KeyCorp since 2006. Prior to becoming Chairman and Chief Executive Officer, she served in a variety of roles with KeyCorp, including President and Chief Operating Officer and Vice Chair and head of Key Community Bank. Prior to joining KeyCorp, she served in a number of executive and senior finance roles with banks and bank holding companies across the United States. She has been a director of AT&T, a publicly-traded telecommunications company, since 2013.
Andrew J. Paine III (47) - Mr. Paine became Co-Head of Key Corporate Bank in 2016. He also serves as President of KeyBanc Capital Markets Inc., a role he has held since 2013. From 2010 to 2013, Mr. Paine was the Co-Head of KeyBanc Capital Markets Inc. He became an executive officer of KeyCorp in 2016.
Kevin T. Ryan (55) - Mr. Ryan has been the Chief Risk Review Officer and General Auditor of KeyCorp since 2007. He became an executive officer of KeyCorp in 2016.
Douglas M. Schosser (46) - Mr. Schosser has been the Chief Accounting Officer and an executive officer of KeyCorp since May 2015. Prior to becoming the Chief Accounting Officer, Mr. Schosser served as an Integration Manager at KeyCorp. From 2010 to 2014, he served as the Chief Financial Officer of Key Corporate Bank.
Kathleen Terrell (49) - Ms. Terrell became the Chief Human Resources Officer of KeyCorp in 2016. Previously, Ms. Terrell served as the Director of Compensation and Benefits (2013 to 2015), Director of Talent Acquisition (2013), Director of Sound Compensation Practices (2012 to 2013), and the Chief Financial Officer of Key Community Bank (2007 to 2012). She became an executive officer of KeyCorp in 2016.
On January 12, 2017, Craig A. Buffie replaced Kathleen Terrell as KeyCorp’s Chief Human Resources Officer, at which point Ms. Terrell resumed responsibility for compensation and benefits, employee relations, human resources compliance, and human resources integration functions at Key and was no longer an executive officer of KeyCorp.
Craig A. Buffie (56) - Mr. Buffie served as KeyCorp’s Chief Human Resources Officer from February 2013 until March 2016, when he stepped out of the Chief Human Resources Officer position to focus on the integration efforts related to the First Niagara merger. He resumed his role as Chief Human Resources Officer and an executive officer of KeyCorp in January 2017. Prior to joining KeyCorp, Mr. Buffie was employed for 27 years with Bank of America (a financial services institution), where he served in numerous human resources positions, including as a human resources executive for technology and operations for consumer and small business, as well as for its corporate and investment bank. Most recently, he was Head of Home Loan Originations for Bank of America.
Supervision and Regulation
The regulatory framework applicable to BHCs and banks is intended primarily to protect consumers, the DIF, taxpayers and the banking system as a whole, rather than to protect the security holders and creditors of financial services companies. Comprehensive reform of the legislative and regulatory environment for financial services companies occurred in 2010 and remains ongoing. We cannot predict changes in applicable laws, regulations or regulatory agency policies, but any such changes may materially affect our business, financial condition, results of operations, or access to liquidity or credit.

Overview
Federal law establishes a system of regulation under which the Federal Reserve is the umbrella regulator for BHCs, while their subsidiaries are principally regulated by prudential and functional regulators: (i) the OCC for national banks and federal savings associations; (ii) the FDIC for state non-member banks and savings associations; (iii) the Federal Reserve for state member banks; (iv) the CFPB for consumer financial products or services; (v) the SEC and FINRA for securities broker/dealer activities; (vi) the SEC, CFTC, and NFA for swaps and other derivatives; and (vii) state insurance regulators for insurance activities. Certain specific activities, including traditional bank trust and fiduciary, activities may be conducted in a bank without the bank being deemed a “broker” or a “dealer” in securities for purposes of securities functional regulation. Although the states generally must regulate bank insurance activities in a nondiscriminatory manner, the states may continue to adopt and enforce rules that specifically regulate bank insurance activities in certain identifiable risks.
Under the BHCA, BHCs generally may not directly or indirectly own or control more than 5% of the voting shares, or substantially all of the assets, of any bank, without prior approval by the Federal Reserve. In addition, BHCs are generally prohibited from engaging in commercial or industrial activities. However, a BHC that satisfies certain requirements regarding management, capital adequacy, and Community Reinvestment Act performance may elect to be treated as a Financial Holding Company (“FHC”) for purposes of federal law, and as a result may engage in a substantially broader scope of activities that are considered to be financial in nature or complementary to those activities. KeyCorp has elected to be treated as a FHC and, as such, is authorized to engage in securities underwriting and dealing, insurance agency and underwriting, and merchant banking activities. In addition, the Federal Reserve has permitted FHCs, like KeyCorp, to engage in the following activities, under the view that they are complementary to a financial activity: physical commodities trading activities, energy management services, and energy tolling, among others.
Under federal law, a BHC also must serve as a source of financial strength to its subsidiary depository institution(s) by providing financial assistance in the event of financial distress. This support may be required when the BHC does not have the resources to, or would prefer not to, provide it. Certain loans by a BHC to a subsidiary bank are subordinate in right of payment to deposits in, and certain other indebtedness of, the subsidiary bank. In addition, federal law provides that in the bankruptcy of a BHC, any commitment by the BHC to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.
The Dodd-Frank Act created the FSOC to overlay the U.S. supervisory framework for BHCs, insured depository institutions, and other financial service providers, by serving as a systemic risk oversight body. Specifically, the FSOC is authorized to: (i) identify risks to U.S. financial stability that could arise from the material financial distress or failure, or ongoing activities, of large, interconnected SIFIs, or that could arise outside the financial services marketplace; (ii) promote market discipline by eliminating expectations that the U.S. government will shield shareholders, creditors, and counterparties from losses in the event of failure; and (iii) respond to emerging threats to the stability of the U.S. financial system. The FSOC is responsible for facilitating regulatory coordination; information collection and sharing; designating nonbank financial companies for consolidated supervision by the Federal Reserve; designating systemic financial market utilities and systemic payment, clearing, and settlement activities requiring prescribed risk management standards and heightened federal regulatory oversight; recommending stricter standards for SIFIs; and, together with the Federal Reserve, determining whether action should be taken to break up firms that pose a grave threat to U.S. financial stability.
As an FHC, KeyCorp is subject to regulation, supervision, and examination by the Federal Reserve under the BHCA. Our national bank subsidiaries and their subsidiaries are subject to regulation, supervision and examination by the OCC. At December 31, 2016, we operated one full-service, FDIC-insured national bank subsidiary, KeyBank, and one national bank subsidiary that is limited to fiduciary activities. The FDIC also has certain regulatory, supervisory and examination authority over KeyBank and KeyCorp under the FDIA and the Dodd-Frank Act.
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

Regulatory capital requirements
Background
KeyCorp and KeyBank are subject to regulatory capital requirements that are based largely on the work of an international group of supervisors known as the Basel Committee on Banking Supervision (“Basel Committee”). The Basel Committee is responsible for establishing international bank supervisory standards for implementation in member jurisdictions, to enhance and align bank regulation on a global scale and promote financial stability.
The regulatory capital framework developed by the Basel Committee and implemented in the United States is a predominately risk-based capital framework that establishes minimum capital requirements based on the amount of regulatory capital a banking organization maintains relative to the amount of its total assets, adjusted to reflect credit risk (“risk-weighted assets”). Each banking organization subject to this regulatory capital framework is required to satisfy certain minimum risk-based capital measures (e.g., a tier 1 risk-based capital ratio requirement of tier 1 capital to total risk-weighted assets), and in the United States, a minimum leverage ratio requirement of tier 1 capital to average total on-balance sheet assets, which serves as a backstop to the risk-based measures.
A capital instrument is assigned to one of two tiers based on the relative strength and ability of that instrument to absorb credit losses on a going concern basis. Capital instruments with relatively robust loss-absorption capacity are assigned to tier 1, while other capital instruments with relatively less loss-absorption capacity are assigned to tier 2. A banking organization’s total capital equals the sum of its tier 1 and tier 2 capital.
The Basel Committee also developed a market risk capital framework to address the substantial exposure to market risk faced by banking organizations with significant trading activity and augment the credit risk-based capital requirements described above. For example, the minimum total risk-based capital ratio requirement for a banking organization subject to the market risk capital rule equals the ratio of the banking organization’s total capital to the sum of its credit risk-weighted assets and market risk-weighted assets. Only KeyCorp is subject to the market risk capital rule, as KeyBank does not engage in substantial trading activity.
Basel III
To address deficiencies in the international regulatory capital standards identified during the 2007-2009 global financial crisis, in 2010 the Basel Committee released comprehensive revisions to the international regulatory capital framework, commonly referred to as “Basel III.” The Basel III revisions are designed to strengthen the quality and quantity of regulatory capital, in part through the introduction of a tier 1 common equity capital requirement; provide more comprehensive and robust risk coverage, particularly for securitization exposures, equities, and off-balance sheet positions; and address pro-cyclicality concerns through the implementation of capital buffers. The Basel Committee also released a series of revisions to the market risk capital framework to address deficiencies identified during its initial implementation (e.g., arbitrage opportunities between the credit risk-based and market risk capital rules) and in connection with the global financial crisis.
In July 2013, the U.S. banking agencies adopted a final rule to implement Basel III with an effective date of January 1, 2015 and a multi-year transition period ending on December 31, 2018 (“Regulatory Capital Rules”). Consistent with the international framework, the Regulatory Capital Rules further restrict the type of instruments that may be recognized in tier 1 and tier 2 capital (including the phase out of trust preferred securities from tier 1 capital for BHCs above a certain asset threshold, like KeyCorp); establish a minimum tier 1 common equity capital ratio requirement of 4.5% and capital buffers to absorb losses during periods of financial stress; and refine several of the methodologies used for determining risk-weighted assets. The Regulatory Capital Rules provide additional requirements for large banking organizations with over $250 billion in total consolidated assets or $10 billion in foreign exposure, but those additional requirements do not apply to KeyCorp or KeyBank. Accordingly, for purposes of the Regulatory Capital Rules, KeyCorp and KeyBank are treated as “standardized approach banking organizations.”
Under the Regulatory Capital Rules, standardized approach banking organizations, like KeyCorp and KeyBank, are required to meet the minimum capital and leverage ratios set forth in the following table. At December 31, 2016, Key had an estimated Common Equity Tier 1 Capital Ratio of 9.43% under the fully phased-in Regulatory Capital Rules. Also at December 31, 2016, based on the fully phased-in Regulatory Capital Rules, Key estimates that its capital and leverage ratios, after adjustment for market risk, would be as set forth in the following table.

Estimated Ratios vs. Minimum Capital Ratios Calculated Under the Fully Phased-In
Regulatory Capital Rules

Ratios (including Capital conservation buffer)	Key December 31, 2016 Pro Forma	Minimum January 1, 2016	Phase-in Period	Minimum January 1, 2019
Common Equity Tier 1 (a)	9.43%	4.5%	None	4.5%
Capital conservation buffer (b)		—	1/1/16 - 1/1/19	2.5
Common Equity Tier 1 + Capital conservation buffer		4.5	1/1/16 - 1/1/19	7.0
Tier 1 Capital	10.62	6.0	None	6.0
Tier 1 Capital + Capital conservation buffer		6.0	1/1/16 - 1/1/19	8.5
Total Capital	12.61	8.0	None	8.0
Total Capital + Capital conservation buffer		8.0	1/1/16 - 1/1/19	10.5
Leverage (c)	9.71	4.0	None	4.0

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
Revised prompt corrective action capital category ratios
Federal prompt corrective action regulations under the FDIA group FDIC-insured depository institutions into one of five prompt corrective action capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” In addition to implementing the Basel III capital framework in the U.S., the Regulatory Capital Rules also revised the prompt corrective action capital category threshold ratios applicable to FDIC-insured depository institutions such as KeyBank with an effective date of January 1, 2015. The Revised Prompt Corrective Action Rules table below identifies the capital category threshold ratios for a “well capitalized” and an “adequately capitalized” institution under the Regulatory Capital Rules.
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
We believe that, as of December 31, 2016, KeyBank (consolidated) satisfied the risk-based and leverage capital requirements necessary to be considered “well capitalized” for purposes of the revised prompt corrective action framework. However, investors should not regard this determination as a representation of the overall financial condition or prospects of KeyBank because the prompt corrective action framework is intended to serve a limited supervisory function. Moreover, it is important to note that the prompt corrective action framework does not apply to BHCs, like KeyCorp.

Liquidity requirements
KeyCorp is subject to regulatory liquidity requirements based on international liquidity standards established by the Basel Committee in 2010, and subsequently revised between 2013 and 2014 (as revised, the “Basel III liquidity framework”). The Basel III liquidity framework establishes quantitative standards designed to ensure that a banking organization is appropriately positioned, from a balance sheet perspective, to satisfy its short- and long-term funding needs.
To address short-term liquidity risk, the Basel III liquidity framework established a liquidity coverage ratio (“Basel III LCR”), calculated as the ratio of a banking organization’s high-quality liquid assets to its total net cash outflows over 30 consecutive calendar days. In addition, to address long-term liquidity risk, the Basel III liquidity framework established a net stable funding ratio (“Basel III NSFR”), calculated as the ratio of the amount of stable funding available to a banking organization to its required amount of stable funding. Banking organizations must satisfy minimum Basel III LCR and NSFR requirements of at least 100%.
In October 2014, the federal banking agencies published a final rule to implement Basel III LCR for U.S. banking organizations (the “Liquidity Coverage Rules”). Consistent with the Basel III LCR, the U.S. Liquidity Coverage Rules establish a minimum LCR for certain internationally active bank and nonbank financial companies (excluding KeyCorp), and a modified version of the LCR (“Modified LCR”) for BHCs and other depository institution holding companies with over $50 billion in consolidated assets that are not internationally active (including KeyCorp). KeyBank will not be subject to the LCR or the Modified LCR under the Liquidity Coverage Rules unless the OCC affirmatively determines that application to KeyBank is appropriate in light of KeyBank’s asset size, level of complexity, risk profile, scope of operations, affiliation with foreign or domestic covered entities, or risk to the financial system.
Under the Liquidity Coverage Rules, KeyCorp must calculate a Modified LCR on a monthly basis, and is required to satisfy a minimum Modified LCR requirement of 100% by January 1, 2017. At December 31, 2016, Key’s estimated Modified LCR was above 100%. In the future, KeyCorp may change the composition of our investment portfolio, increase the size of the overall investment portfolio, and modify product offerings to enhance or optimize our liquidity position.
In December 2016, the Federal Reserve adopted a final rule to implement public disclosure requirements for the LCR and Modified LCR. Under the final rule, each calendar quarter KeyCorp must publicly disclose certain quantitative information regarding its Modified LCR calculation, together with a discussion of the factors that have a significant effect on its Modified LCR. That discussion may include the main drivers of the Modified LCR; changes in the Modified LCR over time and the cause(s) of such changes; the composition of eligible high-quality liquid assets; concentration of funding sources; derivative exposures and potential capital calls; any currency mismatch; and the centralized liquidity management function of the organization and its interaction with other functional areas. KeyCorp must comply with these disclosure requirements for the calendar quarter beginning April 1, 2018 and subsequent quarters.
The federal banking agencies commenced implementation of the Basel III NSFR in the United States in April and May 2016, with the release of a proposed rule to implement a minimum net stable funding ratio (“NSFR”) requirement for certain internationally active banking organizations (excluding KeyCorp) and a modified version of the minimum NSFR requirement (“Modified NSFR”) for BHCs and other depository institution holding companies with over $50 billion in consolidated assets that are not internationally active (including KeyCorp), together with quarterly public disclosure requirements. The proposed rule would require banking organizations to satisfy a minimum NSFR requirement of 1.0 on an ongoing basis. However, banking organizations subject to the Modified NSFR (like KeyCorp) would be required to maintain a lower minimum amount of available stable funding, equal to 70% of the required stable funding under the NSFR. The proposed rule would be effective on January 1, 2018. The comment period for the NPR expired on August 5, 2016. If the proposed NSFR requirement is adopted as a final rule, then similar to actions taken in connection with the implementation of the Liquidity Coverage Rules, KeyCorp may adjust its balance sheet or modify product offerings to enhance its liquidity position.
Capital planning and stress testing
The Federal Reserve’s capital plan rule requires each U.S.-domiciled, top-tier BHC with total consolidated assets of at least $50 billion (like KeyCorp) to develop and maintain a written capital plan supported by a robust internal capital adequacy process. The capital plan must be submitted annually to the Federal Reserve for supervisory review in connection with its annual CCAR (described below). The supervisory review includes an assessment of many factors, including KeyCorp’s ability to maintain capital above each minimum regulatory capital ratio on a pro forma basis under expected and stressful conditions throughout the planning horizon. KeyCorp is also subject to the Federal Reserve’s supervisory expectations for capital planning and capital positions as a large, noncomplex BHC, as set forth in a Federal Reserve guidance document issued on December 18, 2015 (“SR Letter 15-19”). Under SR Letter 15-19, the Federal Reserve identifies its core capital planning expectations regarding governance; risk management; internal controls; capital policy; capital positions; incorporating stressful conditions and events; and estimating impact on capital positions for large and noncomplex firms building upon the capital planning requirements under its capital plan and stress test rules. SR Letter 15-19 also provides detailed supervisory expectations on such a firm’s capital planning processes.
The Federal Reserve’s annual CCAR is an intensive assessment of the capital adequacy of large U.S. BHCs and of the practices these BHCs use to assess their capital needs. The Federal Reserve expects BHCs subject to CCAR to have and maintain regulatory capital in an amount that is sufficient to withstand a severely adverse operating environment and, at the same time, be able to continue operations, maintain ready access to funding, meet obligations to creditors and counterparties, and provide credit intermediation.
As part of the annual CCAR, the Federal Reserve conducts an annual supervisory stress test on KeyCorp, pursuant to which the Federal Reserve projects revenue, expenses, losses, and resulting post-stress capital levels and regulatory capital ratios under conditions that affect the U.S. economy or the financial condition of KeyCorp, including supervisory baseline, adverse, and severely adverse scenarios, that are determined annually by the Federal Reserve. KeyCorp filed its 2016 CCAR capital plan on April 5, 2016. The 2016 CCAR results, which included the annual supervisory stress test methodology and certain firm-specific results for the participating covered companies (including KeyCorp), were publicly released by the Federal Reserve on June 23, 2016. On June 29, 2016, the Federal Reserve announced that it did not object to our 2016 capital plan.
KeyCorp and KeyBank must also conduct their own company-run stress tests to assess the impact of stress scenarios (including supervisor-provided baseline, adverse, and severely adverse scenarios and, for KeyCorp, one KeyCorp-defined baseline scenario and at least one KeyCorp-defined stress scenario) on their consolidated earnings, losses, and capital over a nine-quarter planning horizon, taking into account their current condition, risks, exposures, strategies, and activities. While KeyBank must only conduct an annual stress test, KeyCorp must conduct both an annual and a mid-cycle stress test. KeyCorp and KeyBank are required to report the results of their annual stress tests to the Federal Reserve and OCC. KeyCorp is required to report the results of its mid-cycle stress test to the Federal Reserve. KeyCorp and KeyBank published the results of their company-run annual stress test on June 23, 2016. KeyCorp published the results of its company-run mid-cycle stress test on November 2, 2016. Summaries of the results of these company-run stress tests are disclosed each year under the “Regulatory Disclosures and Filings” tab of Key’s Investor Relations website: http://www.key.com/ir.
On January 30, 2017, the Federal Reserve released a final rule to revise the capital plan and stress test rules as they apply to large, noncomplex BHCs and U.S. intermediaries of foreign banks. Under the final rule, a large noncomplex BHC is one with total consolidated assets of more than $50 billion but less than $250 billion, and nonbank assets of less than $75 billion (“covered BHCs”). This includes KeyCorp.
The final rule provides relief from the compliance requirements associated with the Federal Reserve’s capital plan and stress test rules. Specifically, the final rule relieves covered BHCs from the qualitative assessment portion of the Federal Reserve’s CCAR program and modifies the reporting requirements for these organizations by reducing the reporting requirements applicable to covered BHCs under the FR Y-14A and raising the materiality thresholds for specific portfolio reporting requirements. Going forward, the Federal Reserve will review the capital plans of covered BHCs in a manner similar to existing supervisory programs, which typically include the distribution of a first day letter in advance of the start date of the review, standard communication during the exam, lead time to meet requests for additional information, and sufficient time frames to address the findings of the review.
The final rule also limits the amount of capital a covered BHC is authorized to distribute in excess of the amount set forth in its capital plan without Federal Reserve approval (the “de minimis exception”), and establishes a one-quarter blackout period during which a BHC is not permitted to submit a notice to use the de minimis exception or seek prior approval to make a capital distribution in an amount that exceeds the de minimis exception level. If exigent circumstances arise during the blackout period that require a capital distribution, a covered BHC may resubmit its capital plan and request expedited review from the Federal Reserve; however, the Federal Reserve is not required to expedite the review process.
The final rule also requires covered BHCs to measure nonbank assets on a monthly basis and report the average throughout the quarter to the Federal Reserve on a quarterly basis beginning March 31, 2017.
The final rule is effective 30 days after publication in the Federal Register, and therefore, the relief provided under the final rule from the qualitative assessment portion of the CCAR program is effective for the 2017 CCAR cycle.

Dividend restrictions
Federal law and regulation impose limitations on the payment of dividends by our national bank subsidiaries, like KeyBank. Historically, dividends paid by KeyBank have been an important source of cash flow for KeyCorp to pay dividends on its equity securities and interest on its debt. Dividends by our national bank subsidiaries are limited to the lesser of the amounts calculated under an earnings retention test and an undivided profits test. Under the earnings retention test, without the prior approval of the OCC, a dividend may not be paid if the total of all dividends declared by a bank in any calendar year is in excess of the current year’s net income combined with the retained net income of the two preceding years. Under the undivided profits test, a dividend may not be paid in excess of a bank’s undivided profits. Moreover, under the FDIA, an insured depository institution may not pay a dividend if the payment would cause it to be less than “adequately capitalized” under the prompt corrective action framework or if the institution is in default in the payment of an assessment due to the FDIC. Similarly, under the Regulatory Capital Rules, a banking organization that fails to satisfy the minimum capital conservation buffer requirement will be subject to certain limitations, which include restrictions on capital distributions. For more information about the payment of dividends by KeyBank to KeyCorp, please see Note 4 (“Restrictions on Cash, Dividends, and Lending Activities”) in this report.
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
As required under the Dodd-Frank Act, in March 2015, the FDIC approved a final rule to impose a surcharge on the quarterly deposit insurance assessments of insured depository institutions having total consolidated assets of at least $10 billion (like KeyBank). The surcharge is 4.5 cents per $100 of the institution’s assessment base (after making certain adjustments). The final rule became effective on July 1, 2016. As of July 1, 2016, KeyBank must pay a surcharge to assist in bringing the reserve ratio to the statutory minimum of 1.35%. Surcharges will continue through the quarter that the DIF reserve ratio reaches or exceeds 1.35%, but not later than December 31, 2018. If the reserve ratio does not reach 1.35% by December 31, 2018 (provided it is at least 1.15%), the FDIC will impose a shortfall assessment on March 31, 2019, on insured depository institutions with total consolidated assets of $10 billion or more (like KeyBank).
In December 2016, the FDIC issued a final rule that imposes recordkeeping requirements on insured depository institutions with two million or more deposit accounts (including KeyBank), to facilitate rapid payment of insured deposits to customers if such an institution were to fail. The rule requires those insured depository institutions to: (i) maintain complete and accurate data on each depositor’s ownership interest by right and capacity for all of the institution’s deposit accounts; and (ii) develop the capability to calculate the insured and uninsured amounts for each deposit owner within 24 hours of failure. The FDIC will conduct periodic testing of compliance with these requirements, and institutions subject to the rule must submit to the FDIC a certification of compliance, signed by the KeyBank CEO, and deposit insurance coverage summary report on or before the mandatory compliance date and annually thereafter. The final rule is effective on April 1, 2017, with a mandatory compliance date of April 1, 2020.
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
If the FDIC is appointed as receiver under the OLA, its powers and the rights and obligations of creditors and other relevant parties would be determined exclusively under the OLA. The powers of a receiver under the OLA are generally based on the FDIC’s powers as receiver for insured depository institutions under the FDIA. Certain provisions of the OLA were modified to reduce disparate treatment of creditors’ claims between the U.S. Bankruptcy Code and the OLA. However, substantial differences between the two regimes remain, including the FDIC’s right to disregard claim priority in some circumstances, the use of an administrative claims procedure under OLA to determine creditors’ claims (rather than a judicial procedure in bankruptcy), the FDIC’s right to transfer claims to a bridge entity, and limitations on the ability of creditors to enforce contractual cross-defaults against potentially viable affiliates of the entity in receivership. OLA liquidity would be provided through credit support from the U.S. Treasury and assessments made, first, on claimants against the receivership that received more in the OLA resolution than they would have received in ordinary liquidation (to the full extent of the excess), and second, if necessary, on SIFIs like KeyCorp utilizing a risk-based methodology.
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
Resolution and recovery plans
BHCs with at least $50 billion in total consolidated assets, like KeyCorp, are required to periodically submit to the Federal Reserve and FDIC a plan discussing how the company could be rapidly and orderly resolved if the company failed or experienced material financial distress. Insured depository institutions with at least $50 billion in total consolidated assets, like KeyBank, are also required to submit a resolution plan to the FDIC. These plans are due annually by December 31 of each year. For 2015, these resolution plans, the third required from KeyCorp and KeyBank, were submitted on December 1, 2015. KeyCorp and KeyBank were not required to submit resolution plans for 2016 because the FDIC and Federal Reserve deferred such requirement (for 38 firms including KeyCorp and KeyBank) until December 2017. Annually, in January, the Federal Reserve and FDIC make available on their websites the public sections of resolution plans for the companies, including KeyCorp and KeyBank, that submitted plans in the prior December. The public section of the resolution plans of KeyCorp and KeyBank is available at http://www.federalreserve.gov/bankinforeg/resolution-plans.htm and https://www.fdic.gov/regulations/reform/resplans/.

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
Volcker Rule
The Volcker Rule implements Section 619 of the Dodd-Frank Act, which prohibits “banking entities,” such as KeyCorp, KeyBank and their affiliates and subsidiaries, from owning, sponsoring, or having certain relationships with hedge funds and private equity funds (referred to as “covered funds”) and engaging in short-term proprietary trading of financial instruments, including securities, derivatives, commodity futures and options on these instruments.
The Volcker Rule excepts certain transactions from the general prohibition against proprietary trading, including transactions in government securities (e.g., U.S. Treasuries or any instruments issued by the GNMA, FNMA, FHLMC, a Federal Home Loan Bank, or any state or a political division of any state, among others); transactions in connection with underwriting or market-making activities; and, transactions as a fiduciary on behalf of customers. A banking entity may also engage in risk-mitigating hedging activity if it can demonstrate that the hedge reduces or mitigates a specific, identifiable risk or aggregate risk position of the entity. The banking entity is required to conduct an analysis supporting its hedging strategy and the effectiveness of the hedges must be monitored and, if necessary, adjusted on an ongoing basis. Banking entities with more than $50 billion in total consolidated assets and liabilities, like Key, that engage in permitted trading transactions are required to implement enhanced compliance programs, to regularly report data on trading activities to the regulators, and to provide a CEO attestation that the entity’s compliance program is reasonably designed to comply with the Volcker Rule.
Although the Volcker Rule became effective on April 1, 2014, the Federal Reserve has exercised its unilateral authority to extend the compliance deadline until July 21, 2017, with respect to covered funds. In addition, on December 12, 2016, the Federal Reserve released additional guidelines regarding how banking entities may seek an extension of the conformance period for certain legacy covered fund investments. Under the Dodd-Frank Act, the Federal Reserve is authorized to provide a banking entity up to an additional five years to conform legacy investments (i.e., contractual commitments of a banking organization on or before May 1, 2010, to make an investment) in “illiquid” covered funds.
Key does not anticipate that the proprietary trading restrictions in the Volcker Rule will have a material impact on its business, but it may be required to divest certain fund investments as discussed in more detail under the heading “Other investments” in Item 7 of this report. On January 13, 2017, Key filed for an additional extension for illiquid funds, to retain certain indirect investments until the earlier of the date on which the investment is conformed or is expected to mature or July 21, 2022. The application for an extension was approved on February 14, 2017.
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
The resolution plan requirements applicable to KeyCorp were implemented by a joint final rule adopted by the Federal Reserve and FDIC in 2011. That same year, the Federal Reserve issued a proposal to implement the stress test, early remediation, and SCCL requirements. However, when that proposal was adopted as a final rule in 2012, it included only the stress test requirements and not the SCCL or early remediation requirements.
In March 2014, the Federal Reserve published a final rule to implement certain of the enhanced prudential standards required under the Dodd-Frank Act, including: (i) the incorporation of the Regulatory Capital Rules through the Federal Reserve’s previously finalized rules on capital planning and stress tests; (ii) liquidity requirements relating to cash flow projections, a contingency funding plan, liquidity risk limits, monitoring liquidity risks (with respect to collateral, legal entities, currencies, business lines, and intraday exposures), liquidity stress testing, and a liquidity buffer; (iii) the risk management framework, the risk committee, and the chief risk officer as well as the corporate governance requirements as they relate to liquidity risk management, including the requirements that apply to the board of directors, the risk committee, senior management, and the independent review function; and (iv) a 15-to-1 debt-to-equity limit for companies that the FSOC determines pose a “grave threat” to U.S. financial stability. KeyCorp was required to comply with the final rule starting on January 1, 2015.
In March 2016, the Federal Reserve issued an NPR proposing to establish a minimum SCCL for BHCs with total consolidated assets of $50 billion or more, like KeyCorp. This proposal would implement a provision in the Dodd-Frank Act and replaces proposals on this subject issued by the Federal Reserve in 2011 and 2012. Under the proposal, a covered BHC (including KeyCorp) would not be allowed to have an aggregate net credit exposure to any unaffiliated counterparty that exceeds 25% of the consolidated capital stock and surplus of the covered BHC. Global systemically-important banks and certain other large BHCs (excluding KeyCorp) would be subject to stricter limits under the proposal. A covered BHC such as KeyCorp would be required to comply with the proposed limits and quarterly reporting to show such compliance starting two years after the effective date of a final rule. The comment period for the NPR expired on June 3, 2016. KeyCorp does not expect to be materially impacted by this proposal if it is adopted as a final rule. The Federal Reserve has taken no further action on the early remediation requirements proposed in 2011.
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
ERISA fiduciary standard
In April 2016, the Department of Labor published final rules and amendments to certain prohibited transaction exemptions regarding which service providers would be regarded as fiduciaries under ERISA for making investment advice recommendations to: (i) certain retirement plan fiduciaries, participants or beneficiaries, and (ii) owners or beneficiaries of individual retirement accounts and health savings accounts, among other retirement plans. The purpose of these rules is to place fiduciary obligations, rather than the lesser legal obligations that currently apply, on these service providers. Accordingly, the rules subject any financial institution making recommendations for either the purchase or sale of investments in or rollover of the respective retirement plan to certain fiduciary obligations under ERISA, such as an impartial conduct standard and not selling certain investment products whose compensation may raise a conflict of interest for the advisor without entering into a contract providing certain disclosures and legal remedies to the customer. The requirement of impartial conduct is effective April 10, 2017, and the contract provisions must be in place by January 1, 2018.
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
Many of our routine transactions expose us to credit risk in the event of default of our counterparty or client. Our credit risk may be exacerbated when the collateral held cannot be realized upon or is liquidated at prices insufficient to recover the full amount of the loan or derivative exposure due us. In deciding whether to extend credit or enter into other transactions, we may rely on information furnished by or on behalf of counterparties and clients, including financial statements, credit reports and other information. We may also rely on representations of those counterparties, clients, or other third parties as to the accuracy and completeness of that information. The inaccuracy of that information or those representations affects our ability to accurately evaluate the default risk of a counterparty or client. Given the Dodd-Frank legislative mandate to centrally clear eligible derivative contracts, we rely on central clearing counterparties to remain open and operationally viable at all times. The possibility of a large member failure or a cybersecurity breach could result in a disruption in this market.

Various factors may cause our allowance for loan and lease losses to increase.
We maintain an ALLL (a reserve established through a provision for loan and lease losses charged to expense) that represents our estimate of losses based on our evaluation of risks within our existing portfolio of loans. The level of the allowance reflects our ongoing evaluation of industry concentrations; specific credit risks; loan and lease loss experience; current loan portfolio quality; present economic, political and regulatory conditions; and incurred losses inherent in the current loan portfolio. The determination of the appropriate level of the ALLL inherently involves a degree of subjectivity and requires that we make significant estimates of current credit risks and current trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, the softening of certain economic indicators that we are more susceptible to, such as unemployment and real estate values, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may indicate the need for an increase in the ALLL. Bank regulatory agencies periodically review our ALLL and, based on judgments that can differ somewhat from those of our own management, may necessitate an increase in the provision for loan and lease losses or the recognition of further loan charge-offs. In addition, if charge-offs outpace the estimate in our current methodology used to establish our ALLL (i.e., if the loan and lease allowance is inadequate), we will need additional loan and lease loss provisions to increase the ALLL, which would decrease our net income and capital.
Declining asset prices could adversely affect us.
During the Great Recession, the volatility and disruption that the capital and credit markets experienced reached extreme levels. This severe market disruption led to the failure of several substantial financial institutions, which caused the credit markets to constrain and also caused a widespread liquidation of assets. These asset sales, along with asset sales by other leveraged investors, including some hedge funds, rapidly drove down prices and valuations across a wide variety of traded asset classes. Asset price deterioration has a negative effect on the valuation of many of the asset categories represented on our balance sheet, and reduces our ability to sell assets at prices we deem acceptable. Although the recovery has been in place for some time, a new recession would likely reverse recent positive trends in asset prices.
We have concentrated credit exposure in commercial, financial and agricultural loans, commercial real estate loans, and commercial leases.
As of December 31, 2016, approximately 72% of our loan portfolio consisted of commercial, financial and agricultural loans, commercial real estate loans, including commercial mortgage and construction loans, and commercial leases. These types of loans are typically larger than residential real estate loans and consumer loans, and have a different risk profile that includes, among other risks, a borrower’s failure to comply with applicable environmental laws and regulations. The deterioration of a larger loan or a group of these loans could cause a significant increase in nonperforming loans, which could result in net loss of earnings from these loans, an increase in the provision for loan and lease losses, and an increase in loan charge-offs.
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
KeyBank has faced scrutiny from our bank supervisors in the examination process and aggressive enforcement of regulations at the federal and state levels, particularly due to KeyBank’s and KeyCorp’s status as covered institutions under the Dodd-Frank Act’s heightened prudential standards and regulations, including its provisions designed to protect consumers from financial abuse. Although many parts of the Dodd-Frank Act are now in effect, other parts continue to be implemented, as well as other significant regulations which have been enacted with upcoming effective dates. As a result, some uncertainty remains as to the aggregate impact upon Key of the Dodd-Frank Act and other significant regulations.
Changes to existing statutes, regulations or regulatory policies or their interpretation or implementation could affect us in substantial and unpredictable ways. These changes may subject us to additional costs and increase our litigation risk should we fail to appropriately comply. Such changes may also limit the types of financial services and products we may offer, affect the investments we make, and change the manner in which we operate.

As a financial institution, we are subject to extensive federal and state regulation and supervision. As a result of the merger with First Niagara, we acquired certain lines of business that offer additional consumer products, including auto finance and insurance products. In addition, the First Niagara acquisition allowed us to expand our residential mortgage business. With our increased size and expanded lines of business, we are subject to additional heightened requirements and expectations. The amount of regulation and supervision to which we are subject and our cost of compliance have increased with the additional consumer products that we now offer. We, like other companies who provide similar consumer products, face the risk of class actions and other litigation and claims arising out of these products.
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
In addition to the other risks discussed in this section, we are subject to operational risk, which represents the risk of loss resulting from human error, inadequate or failed internal processes, internal controls, systems, and external events. Operational risk includes the risk of fraud by employees, clerical and record-keeping errors, nonperformance by vendors, threats to cybersecurity, and computer/telecommunications malfunctions. Operational risk also encompasses compliance and legal risk, which is the risk of loss from violations of, or noncompliance with, laws, rules, regulations, prescribed practices or ethical standards, as well as the risk of our noncompliance with contractual and other obligations. We are also exposed to operational risk through our outsourcing arrangements, and the effect that changes in circumstances or capabilities of our outsourcing vendors can have on our ability to continue to perform operational functions necessary to our business, such as certain loan processing functions. For example, breakdowns or failures of our vendors’ systems or employees could be a source of operational risk to us. Resulting losses from operational risk could take the form of explicit charges, increased operational costs, harm to our reputation, inability to secure insurance, litigation, regulatory intervention or sanctions or foregone business opportunities.
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
In the event of a failure, interruption, or breach of our information systems, we may be unable to avoid impact to our customers. Other U.S. financial service institutions and companies have reported breaches, some severe, in the security of their websites or other systems and several financial institutions, including Key, experienced significant distributed denial-of-service attacks, some of which involved sophisticated and targeted attacks intended to disable or degrade service, or sabotage systems. Other potential attacks have attempted to obtain unauthorized access to confidential information or destroy data, often through the introduction of computer viruses or malware, phishing, cyberattacks, and other means. To date, none of these efforts has had a material adverse effect on our business or operations. Such security attacks can originate from a wide variety of sources, including persons who are involved with organized crime or who may be linked to terrorist organizations or hostile foreign governments. Those same parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers or clients. Our security systems may not be able to protect our information systems from similar attacks due to the rapid evolution and creation of sophisticated cyberattacks. We are also subject to the risk that our employees may intercept and transmit unauthorized confidential or proprietary information. An interception, misuse or mishandling of personal, confidential or proprietary information being sent to or received from a customer or third party could result in legal liability, remediation costs, regulatory action, and reputational harm.
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
IV.  Liquidity Risk
Capital and liquidity requirements imposed by the Dodd-Frank Act require banks and BHCs to maintain more and higher quality capital and high quality liquid assets than has historically been the case.
Evolving capital standards resulting from the Dodd-Frank Act and the Regulatory Capital Rules adopted by our regulators will have a significant impact on banks and BHCs, including Key. For a detailed explanation of the new capital and liquidity rules that became effective for us on a phased-in basis on January 1, 2015, see the section titled “Regulatory capital requirements” under the heading “Supervision and Regulation” in Item 1 of this report.
The Federal Reserve’s capital standards will require Key to maintain more and higher quality capital and could limit our business activities (including lending) and our ability to expand organically or through acquisitions. They could also result in our taking steps to increase our capital that may be dilutive to shareholders or limit our ability to pay dividends or otherwise return capital to shareholders. Capital securities usually are the most expensive form of funding, and increasing capital levels could adversely impact Key’s profitability.
In addition, the new liquidity standards required us to increase our holdings of higher-quality liquid assets, may require us to change our future mix of investment alternatives, and may impact future business relationships with certain customers. Additionally, support of liquidity standards may be satisfied through the use of term wholesale borrowings, which tend to have a higher cost of funds than that of traditional core deposits.
Further, the Federal Reserve requires BHCs to obtain approval before making a “capital distribution,” such as paying or increasing dividends, implementing common stock repurchase programs, or redeeming or repurchasing capital instruments. The Federal Reserve has detailed the processes that BHCs should maintain to ensure they hold adequate capital under severely adverse conditions and have ready access to funding before engaging in any capital activities. These rules could limit Key’s ability to make distributions, including paying out dividends or buying back shares. For more information, see the section titled “Regulatory capital requirements” under the heading “Supervision and Regulation” in Item 1 of this report.
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
Although we maintain a liquid asset portfolio and have implemented strategies to maintain sufficient and diverse sources of funding to accommodate planned as well as unanticipated changes in assets, liabilities, and off-balance sheet commitments under various economic conditions (including a reduced level of wholesale funding sources), a substantial, unexpected, or prolonged change in the level or cost of liquidity could have a material adverse effect on us. If the cost effectiveness or the availability of supply in these credit markets is reduced for a prolonged period of time, our funding needs may require us to access funding and manage liquidity by other means. These alternatives may include generating client deposits, securitizing or selling loans, extending the maturity of wholesale borrowings, borrowing under certain secured borrowing arrangements, using relationships developed with a variety of fixed income investors, and further managing loan growth and investment opportunities. These alternative means of funding may result in an increase to the overall cost of funds and may not be available under stressed conditions, which would cause us to liquidate a portion of our liquid asset portfolio to meet any funding needs.
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
A worsening of economic and market conditions, downside shocks, or a return to recessionary economic conditions could result in adverse effects on Key and others in the financial services industry. The prolonged low-interest rate environment, despite a generally improving economy, has presented a challenge for the industry, including Key, and affects business and financial performance.
In particular, we could face some of the following risks, and other unforeseeable risks, in connection with a downturn in the economic and market environment or in the face of downside shocks or a recession, whether in the United States or internationally:

•
A loss of confidence in the financial services industry and the equity markets by investors, placing pressure on the price of Key’s common shares or decreasing the credit or liquidity available to Key;

•	A decrease in consumer and business confidence levels generally, decreasing credit usage and investment or increasing delinquencies and defaults;

•	A decrease in household or corporate incomes, reducing demand for Key’s products and services;

•	A decrease in the value of collateral securing loans to Key’s borrowers or a decrease in the quality of Key’s loan portfolio, increasing loan charge-offs and reducing Key’s net income;

•	A decrease in our ability to liquidate positions at acceptable market prices;

•	The extended continuation of the current low-interest rate environment, continuing or increasing downward pressure to our net interest income;

•	An increase in competition or consolidation in the financial services industry;

•	Increased concern over and scrutiny of the capital and liquidity levels of financial institutions generally, and those of our transaction counterparties specifically;

•	A decrease in confidence in the creditworthiness of the United States or other governments whose securities we hold; and

•	An increase in limitations on or the regulation of financial services companies like Key.

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
Our profitability depends upon economic conditions in the geographic regions where we have significant operations and on certain market segments in which we conduct significant business.
We have concentrations of loans and other business activities in geographic regions where our bank branches are located — Washington; Oregon/Alaska; Rocky Mountains; Indiana/Northwest Ohio/Michigan; Central/Southwest Ohio; East Ohio/Western Pennsylvania; Atlantic; Western New York; Eastern New York; and New England — and additional exposure to geographic regions outside of our branch footprint. The moderate U.S. economic recovery in the various regions where we operate has been uneven, and continued improvement in the overall U.S. economy may not result in similar improvement, or any improvement at all, in the economy of any particular geographic region. Adverse conditions in a geographic region such as inflation, unemployment, recession, natural disasters, or other factors beyond our control could impact the ability of borrowers in these regions to repay their loans, decrease the value of collateral securing loans made in these regions, or affect the ability of our customers in these regions to continue conducting business with us.
Additionally, a significant portion of our business activities are concentrated within the real estate and healthcare market segments. The profitability of some of these market segments depends upon the health of the overall economy, seasonality, the impact of regulation, and other factors that are beyond our control and may be beyond the control of our customers in these market segments.
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
Tax reform may impact our tax liabilities, the tax liabilities of our clients, and how we do business.
Following the U.S. general election, a number of new tax reform ideas have been proposed. Tax reform and other changes in tax laws may cause an increase or decrease in our overall income tax liabilities.   Changes in tax laws generally will impact our clients in different ways and magnitudes and could also impact how we deliver products to our clients and satisfy our community reinvestment obligations.
Current tax reform proposals include reducing the statutory federal income tax rate, which generally would reduce our tax expense as well as the tax expense of our clients.  However, such a reduction would, in general, negatively impact the economic value of tax-exempt investments, including corporate-owned life insurance and municipal securities, and also impact certain tax leasing transactions.  Other potential changes such as the loss of certain tax deductions and credits could have an adverse impact on our overall income tax obligation and on our clients, which could change how we conduct our business operations in the future.
VI.  Reputation Risk
Damage to our reputation could significantly harm our businesses.
Our ability to attract and retain customers, clients, investors, and highly-skilled management and employees is affected by our reputation. Public perception of the financial services industry has declined as a result of the Great Recession. We face increased public and regulatory scrutiny resulting from the financial crisis and economic downturn. Significant harm to our reputation can also arise from other sources, including employee misconduct, actual or perceived unethical behavior, litigation or regulatory outcomes, failing to deliver minimum or required standards of service and quality, compliance failures, disclosure of confidential information, significant or numerous failures, interruptions or breaches of our information systems, and the activities of our clients, customers and counterparties, including vendors. Actions by the financial services industry generally or by certain members or individuals in the industry may have a significant adverse effect on our reputation. We could also suffer significant reputational harm if we fail to properly identify and manage potential conflicts of interest. Management of potential conflicts of interests is complex as we expand our business activities through more numerous transactions, obligations and interests with and among our clients. The actual or perceived failure to adequately address conflicts of interest could affect the willingness of clients to deal with us, which could adversely affect our businesses.
VII.  Strategic Risk
We may not realize the expected benefits of our strategic initiatives.
Our ability to compete depends on a number of factors, including among others our ability to develop and successfully execute our strategic plans and initiatives. Our strategic priorities include growing profitably and maintaining financial strength; effectively managing risk and reward; engaging a high-performing, talented, and diverse workforce; embracing the changes required by our clients and the marketplace; and acquiring and expanding targeted client relationships. Our inability to execute on or achieve the anticipated outcomes of our strategic priorities may affect how the market perceives us and could impede our growth and profitability.

We operate in a highly competitive industry.
We face substantial competition in all areas of our operations from a variety of competitors, some of which are larger and may have more financial resources than us. Our competitors primarily include national and super-regional banks as well as smaller community banks within the various geographic regions in which we operate. We also face competition from many other types of financial institutions, including, without limitation, savings associations, credit unions, mortgage banking companies, finance companies, mutual funds, insurance companies, investment management firms, investment banking firms, broker-dealers and other local, regional, national, and global financial services firms. In addition, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks. We expect the competitive landscape of the financial services industry to become even more intense as a result of legislative, regulatory, structural, and technological changes.
Our ability to compete successfully depends on a number of factors, including: our ability to develop and execute strategic plans and initiatives; our ability to develop, maintain, and build long-term customer relationships based on quality service and competitive prices; our ability to develop competitive products and technologies demanded by our customers, while maintaining our high ethical standards and keeping our assets safe and sound; our ability to attract, retain, and develop a highly competent employee workforce; and industry and general economic trends. Increased competition in the financial services industry, or our failure to perform in any of these areas, could significantly weaken our competitive position, which could adversely affect our growth and profitability.
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
Various restrictions on compensation of certain executive officers were imposed under the Dodd-Frank Act and other legislation and regulations. In addition, our incentive compensation structure is subject to review by our regulators, who may identify deficiencies in the structure of or issue additional guidance on our compensation practices, causing us to make changes that may affect our ability to offer competitive compensation to these individuals or that place us at a disadvantage to non-financial service competitors. Our ability to attract and retain talented employees may be affected by these developments, or any new executive compensation limits and regulations.
Acquisitions or strategic partnerships may disrupt our business and dilute shareholder value.
Acquiring other banks, bank branches, or other businesses involves various risks commonly associated with acquisitions or partnerships, including exposure to unknown or contingent liabilities of the acquired company; diversion of our management’s time and attention; significant integration risk with respect to employees, accounting systems, and technology platforms;

increased regulatory scrutiny; and, the possible loss of key employees and customers of the acquired company. We regularly evaluate merger and acquisition and strategic partnership opportunities and conduct due diligence activities related to possible transactions. As a result, mergers or acquisitions involving cash, debt or equity securities, such as the First Niagara merger that we consummated on August 1, 2016, may occur at any time. Acquisitions may involve the payment of a premium over book and market values. Therefore, some dilution of our tangible book value and net income per common share could occur in connection with any future transaction.
We may fail to realize the anticipated benefits of the merger with First Niagara.
KeyCorp consummated its merger with First Niagara on August 1, 2016. The success of the merger, including anticipated benefits and cost savings, will depend on, among other things, our ability to combine the businesses of KeyCorp and First Niagara in a manner that permits growth opportunities, including, among other things, enhanced revenues and revenue synergies, an expanded market reach and operating efficiencies, and that does not materially disrupt the existing customer relationships of KeyCorp or First Niagara nor result in decreased revenues due to loss of customers. If we are not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could have an adverse effect on the surviving corporation’s business, financial condition, operating results, and prospects. In addition, it is possible that the integration process could result in the disruption of our ongoing businesses or cause inconsistencies in standards, controls, procedures, and policies that adversely affect our ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the merger.
We will continue to incur transaction and integration costs in connection with the First Niagara merger.
We incurred and expect to continue to incur significant, nonrecurring costs in connection with consummating the First Niagara merger. In addition, we will continue to incur integration costs as we integrate our business and First Niagara’s business, including facilities and systems consolidation costs and employment-related costs. There can be no assurances that the expected benefits and efficiencies related to the integration of the businesses will be realized to offset these transaction and integration costs over time. We may also incur additional costs to maintain employee morale and to retain key employees.
VIII.  Model Risk
We rely on quantitative models to manage certain accounting, risk management and capital planning functions.
We use quantitative models to help manage certain aspects of our business and to assist with certain business decisions, including estimating incurred loan losses, measuring the fair value of financial instruments when reliable market prices are unavailable, estimating the effects of changing interest rates and other market measures on our financial condition and results of operations, managing risk, and for capital planning purposes (including during the CCAR capital planning process). Our modeling methodologies rely on many assumptions, historical analyses and correlations. These assumptions may be incorrect, particularly in times of market distress, and the historical correlations on which we rely may no longer be relevant. Additionally, as businesses and markets evolve, our measurements may not accurately reflect this evolution. Even if the underlying assumptions and historical correlations used in our models are adequate, our models may be deficient due to errors in computer code, bad data, misuse of data, or the use of a model for a purpose outside the scope of the model’s design.
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
ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.

ITEM 2.  PROPERTIES
The headquarters of KeyCorp and KeyBank are located in Key Tower at 127 Public Square, Cleveland, Ohio 44114-1306. At December 31, 2016, Key leased approximately 477,577 square feet of the complex, encompassing the first 12 floors and the 54th through 56th floors of the 57-story Key Tower. In addition, Key owned two buildings in Brooklyn, Ohio, with office space that it operated from and leased out totaling approximately 563,519 square feet at December 31, 2016. Our office space is used by all of our segments. As of the same date, KeyBank owned 523 branches and leased 694 branches. The lease terms for applicable branches are not individually material, with terms ranging from month-to-month to 99 years from inception.
Branches and ATMs by Region

	Washington	Oregon/Alaska	Rocky Mountains	Indiana/Northwest Ohio/ Michigan	Central/Southwest Ohio	East Ohio/Western Pennsylvania	Atlantic	Western New York	Eastern New York	New England	Total
Branches	149	93	121	113	74	176	118	107	135	131	1,217
ATMs	185	99	153	131	87	290	146	174	172	156	1,593
ITEM 3.  LEGAL PROCEEDINGS
The information presented in the Legal Proceedings section of Note 21 (“Commitments, Contingent Liabilities, and Guarantees”) of the Notes to Consolidated Financial Statements is incorporated herein by reference.
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
PART II
ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The dividend restrictions discussion in the “Supervision and Regulation” section in Item 1. Business of this report, and the disclosures included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements contained in Item 8 of this report, are incorporated herein by reference:

Page(s)
Discussion of our common shares, shareholder information and repurchase activities in the section captioned “Capital — Common shares outstanding”	66
Presentation of annual and quarterly market price and cash dividends per common share and discussion of dividends in the section captioned “Capital — Dividends”	33, 65, 89
Discussion of dividend restrictions in the sections captioned “Supervision and Regulation — Regulatory capital requirements — Dividend restrictions” and “Liquidity risk management — Liquidity for KeyCorp,” Note 4 (“Restrictions on Cash, Dividends and Lending Activities”), and Note 23 (“Shareholders’ Equity”)
14, 79, 125, 198
KeyCorp common share price performance (2012-2016) graph	66
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
In April 2016, we submitted to the Federal Reserve and provided to the OCC our 2016 capital plan under the annual CCAR process. On June 29, 2016, the Federal Reserve announced that it did not object to our 2016 capital plan. Share repurchases of up to $350 million were included in the 2016 capital plan, which is effective through the second quarter of 2017. As previously reported, we resumed our share repurchase program under the 2016 capital plan following the close of the First Niagara acquisition. During 2016, we completed $133 million of common share repurchases including repurchases to offset issuances of common shares under our employee compensation plans.
The following table summarizes our repurchases of our common shares for the three months ended December 31, 2016.

Calendar month	Total number of shares repurchased(a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased as part of publicly announced plans or programs(b)
October 1 — 31	343,265	$14.05	317,000	27,984,422
November 1 — 30	3,330,941	15.02	3,294,750	19,936,539
December 1 — 31	705,997	18.20	658,825	18,185,781
Total	4,380,203	$15.46	4,270,575

(a)	Includes common shares repurchased in the open market and common shares deemed surrendered by employees in connection with our stock compensation and benefit plans to satisfy tax obligations.

(b)
Calculated using the remaining general repurchase amount divided by the closing price of KeyCorp common shares as follows: on October 31, 2016, at $14.12; on November 30, 2016, at $17.31; and on December 31, 2016, at $18.27.

ITEM 6.  SELECTED FINANCIAL DATA
The information included under the caption “Selected Financial Data” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 33 is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Throughout the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”), we use certain acronyms and abbreviations. These terms are defined in Note 1 (“Summary of Significant Accounting Policies”), which begins on page 106.

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

•
For regulatory purposes, capital is divided into two classes. Federal regulations currently prescribe that at least one-half of a bank or BHC’s total risk-based capital must qualify as Tier 1 capital. Both total and Tier 1 capital serve as bases for several measures of capital adequacy, which is an important indicator of financial stability and condition. As described under the heading “Regulatory capital requirements — Capital planning and stress testing” in the section entitled “Supervision and Regulation” in Item 1 of this report, the regulators are required to conduct a supervisory capital assessment of all BHCs with assets of at least $50 billion, including KeyCorp. As part of this capital adequacy review, banking regulators evaluated a component of Tier 1 capital, known as Tier 1 common equity, using the definitions of Tier 1 capital and total risk-weighted assets that were in effect in 2014, as well as a transition plan for full implementation of the Regulatory Capital Rules. The section entitled “Capital — Capital adequacy” in this MD&A provides more information on total capital, Tier 1 capital, Tier 1 common equity, and the Regulatory Capital Rules, including Common Equity Tier 1, and describes how the three measures are calculated.

Additionally, a comprehensive list of the acronyms and abbreviations used throughout this discussion is included in Note 1 (“Summary of Significant Accounting Policies”).

Figure 1. Selected Financial Data

dollars in millions, except per share amounts	2016	2015	2014	2013	2012	Compound Annual Rate of Change (2012-2016)
YEAR ENDED DECEMBER 31,
Interest income	$3,319	$2,622	$2,554	$2,620	$2,705	4.2%
Interest expense	400	274	261	295	441	(1.9)
Net interest income	2,919	2,348	2,293	2,325	2,264	5.2
Provision for credit losses	266	166	57	138	213	4.5
Noninterest income	2,071	1,880	1,797	1,766	1,856	2.2
Noninterest expense	3,756	2,840	2,761	2,812	2,834	5.8
Income (loss) from continuing operations before income taxes	968	1,222	1,272	1,141	1,073	(2.0)
Income (loss) from continuing operations attributable to Key	790	915	939	870	835	(1.1)
Income (loss) from discontinued operations, net of taxes (a)	1	1	(39)	40	23	(46.6)
Net income (loss) attributable to Key	791	916	900	910	858	(1.6)
Income (loss) from continuing operations attributable to Key common shareholders	753	892	917	847	813	(1.5)
Income (loss) from discontinued operations, net of taxes (a)	1	1	(39)	40	23	(46.6)
Net income (loss) attributable to Key common shareholders	754	893	878	887	836	(2.0)
PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.81	$1.06	$1.05	$.93	$.87	(1.4)%
Income (loss) from discontinued operations, net of taxes (a)	—	—	(.04)	.04	.02	N/M
Net income (loss) attributable to Key common shareholders (b)	.81	1.06	1.01	.98	.89	(1.9)
Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$.80	$1.05	$1.04	$.93	$.86	(1.4)
Income (loss) from discontinued operations, net of taxes — assuming dilution(a)	—	—	(.04)	.04	.02	N/M
Net income (loss) attributable to Key common shareholders — assuming dilution (b)	.80	1.05	.99	.97	.89	(2.1)
Cash dividends paid	.33	.29	.25	.215	.18	12.9
Book value at year end	12.58	12.51	11.91	11.25	10.78	3.1
Tangible book value at year end	9.99	11.22	10.65	10.11	9.67	.7
Market price at year end	18.27	13.19	13.90	13.42	8.42	16.8
Dividend payout ratio	40.7%	27.4%	24.8%	21.9%	20.2%	N/A
Weighted-average common shares outstanding (000)	927,816	834,846	871,464	906,524	938,941	(.2)
Weighted-average common shares and potential common shares outstanding (000) (c)	938,536	844,489	878,199	912,571	943,259	(.1)
AT DECEMBER 31,
Loans	$86,038	$59,876	$57,381	$54,457	$52,822	10.2%
Earning assets	121,966	83,780	82,269	79,467	75,055	10.2
Total assets	136,453	95,131	93,820	92,934	89,236	8.9
Deposits	104,087	71,046	71,998	69,262	65,993	9.5
Long-term debt	12,384	10,184	7,874	7,650	6,847	12.6
Key common shareholders’ equity	13,575	10,456	10,239	10,012	9,980	6.3
Key shareholders’ equity	15,240	10,746	10,530	10,303	10,271	8.2
PERFORMANCE RATIOS — FROM CONTINUING OPERATIONS
Return on average total assets	.70%	.99%	1.08%	1.03%	1.03%	N/A
Return on average common equity	6.26	8.63	9.01	8.48	8.25	N/A
Return on average tangible common equity (d)	7.39	9.64	10.04	9.45	9.16	N/A
Net interest margin (TE)	2.92	2.88	2.97	3.12	3.21	N/A
Cash efficiency ratio (d)	73.7	65.9	66.2	67.3	67.8	N/A
PERFORMANCE RATIOS — FROM CONSOLIDATED OPERATIONS
Return on average total assets	.69%	.97%	.99%	1.02%	.99%	N/A
Return on average common equity	6.27	8.64	8.63	8.88	8.48	N/A
Return on average tangible common equity (d)	7.40	9.65	9.61	9.90	9.42	N/A
Net interest margin (TE)	2.91	2.85	2.94	3.02	3.13	N/A
Loan to deposit (e)	85.2	87.8	84.6	83.8	85.8	N/A
CAPITAL RATIOS AT DECEMBER 31,
Key shareholders’ equity to assets	11.17%	11.30%	11.22%	11.09%	11.51%	N/A
Key common shareholders’ equity to assets	9.95	10.99	10.91	10.78	11.18	N/A
Tangible common equity to tangible assets (d)	8.09	9.98	9.88	9.80	10.15	N/A
Common Equity Tier 1 (d)	9.54	10.94	N/A	N/A	N/A	N/A
Tier 1 common equity (d)	N/A	N/A	11.17	11.22	11.36	N/A
Tier 1 risk-based capital	10.89	11.35	11.90	11.96	12.15	N/A
Total risk-based capital	12.85	12.97	13.89	14.33	15.13	N/A
Leverage	9.90	10.72	11.26	11.11	11.41	N/A
TRUST ASSETS
Assets under management	$36,592	$33,983	$39,157	$36,905	$34,744	1.0%
OTHER DATA
Average full-time-equivalent employees	15,700	13,483	13,853	14,783	15,589.1%
Branches	1,217	966	994	1,028	1,088	2.3

(a)
In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. As a result of this decision, we have accounted for this business as a discontinued operation. For further discussion regarding the income (loss) from discontinued operations, see Note 14 (“Acquisition, Divestiture, and Discontinued Operations”).

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

Economic overview
The U.S. economy continued its modest recovery in 2016, with preliminary overall real GDP growth of 1.6%. This was slower than the growth in 2015 of 2.6%, due to a weaker start to the year, with tepid growth of .8% in the first quarter and 1.4% in the second quarter before accelerating in the third and fourth quarters. Slower growth in emerging markets, weak investment spending, and sluggish demand for American exports caused by a strong U.S. dollar, all factored in to muted economic expansion this year.
Globally, the economic recovery also slowed. The European Central Bank extended their quantitative easing program for another year in an effort to combat deflation, while emerging markets struggled in the face of low commodity prices and a cooling Chinese economy.
Oil prices saw a material increase of 46.0% over the year as supply levels normalized (after plummeting to multiyear lows in 2014 and 2015). While this led to slightly higher fuel prices, it also gave much-needed support to America’s struggling energy industry. The stock market also performed admirably in 2016, with the S&P 500 equity index up 9.5%, compared to a .7% decrease in 2015. Much of the rally occurred late in the year, following the election, and based on expectations for growth-friendly economic policies from the U.S. presidential administration.
For 2016, 2.2 million new jobs were added in the U.S. The unemployment rate fell from 5.0% on December 31, 2015, to 4.7% on December 31, 2016. While weak labor force participation was a factor, solid job gains also drove the decline. Slack appears to be leaving the labor market as reflected in rising wage growth, up 2.9% in December 2016, over last year. Consumers preferred to spend rather than save in 2016 as personal consumption was up 3.8%, while the savings rate fell from 6.1% to 5.4% over this same time frame. Headline inflation moved upward by 2.1% in 2016, surpassing the Fed’s target of 2.0%, after falling short in 2015 at .7%. Core inflation was also healthy throughout the year, ending 2016 at 2.2%, compared to 2.1% at the end of 2015.
As a result of the solid economy and strengthening labor market, the housing market generally benefited in 2016. New home sales growth outpaced existing home sales, with sales of new single-family houses totaling 562,000 in 2016, up 12.2% compared to 2015. Price appreciation slowed somewhat but remained positive, with the median price for existing homes up 3.8% year-over-year in December 2016, compared to 7.5% in December 2015. Housing starts also posted respectable gains, up 5.7% from December 2015, supported by multi-family construction of 9.1% while single-family construction lagged slightly at 3.9%. However, a declining home ownership rate continues to weigh on sales growth. Existing home sales finished 2016 at a seasonally adjusted annual rate of 5.49 million, roughly unchanged from December 2015.
After hinting at multiple rate hikes going into 2016, the Federal Open Market Committee (“FOMC”) approved its first and only rate hike of the year at its December 14, 2016, meeting, raising interest rates by 25 basis points to the range of .50% - .75%. The FOMC cited an improving labor market and inflation levels, which have reached the Fed’s 2.0% target, as the rationale behind their first rate hike since last December. The 10-year U.S. Treasury yield began the year at 2.2%, and dipped to as low as 1.4% over the summer, driven by temporarily disappointing labor market data. It then recovered to 2.5% in the final weeks of 2016 as capital rotated from treasuries into equities following the election and expectations for additional Fed rate hikes.
Long-term financial targets
Our long-term financial targets are as follows:

•	Generate positive operating leverage and a cash efficiency ratio of less than 60%;

•	Maintain a moderate risk profile by targeting a net loan charge-offs to average loans ratio in the range of .40% to .60%; and

•	A return on tangible common equity ratio in the range of 13% to 15%.

Figure 2 shows the evaluation of our long-term financial targets for the three months and year ended December 31, 2016.
Figure 2. Evaluation of Our Long-Term Targets

	Key Metrics (a)	4Q16	Year Ended December 31, 2016	Targets
Positive operating leverage	Cash efficiency ratio (b)	76.2%	73.7%	< 60%
	Cash efficiency ratio excluding merger-related charges (b)	63.3%	64.3%
Moderate risk profile	Net loan charge-offs to average loans	.34%	.29%	.40 - .60%
Financial Returns	Return on average tangible common equity (c)	7.88%	7.39%	13.00 - 15.00%
	Return on average tangible common equity excluding merger related charges (c)	12.47%	10.32%

(a)	Calculated from continuing operations, unless otherwise noted.

(b)	Excludes intangible asset amortization; non-GAAP measure: see Figure 4 for reconciliation.

(c)	Non-GAAP measure: see Figure 4 for reconciliation.
Corporate strategy
We remain committed to enhancing long-term shareholder value by continuing to execute our relationship business model, growing our franchise, and being disciplined in our management of capital. Our 2016-2017 strategic focus is to grow by building enduring relationships through client-focused solutions and service. We intend to pursue this strategy by growing profitably; acquiring and expanding targeted client relationships; effectively managing risk and rewards; maintaining financial strength; and engaging, retaining, and inspiring our diverse and high-performing workforce. These strategic priorities for enhancing long-term shareholder value are described in more detail below.

•
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

•
Acquire and expand targeted client relationships — We have taken purposeful steps to enhance our ability to acquire and expand targeted relationships. Our local delivery of a broad product set and industry expertise allows us to match client needs and market conditions to deliver the best solutions.

•
Effectively manage risk and rewards — Our risk management activities are focused on ensuring we properly identify, measure, and manage risks across the entire company to maintain safety and soundness and maximize profitability.

•
Maintain financial strength — With the foundation of a strong balance sheet, we will remain focused on sustaining strong reserves, liquidity and capital. We will work closely with our Board and regulators to manage capital to support our clients’ needs and drive long-term shareholder value. Our capital remains a competitive advantage for us.

•
Engage a high-performing, talented, and diverse workforce — Every day our employees provide our clients with great ideas, extraordinary service, and smart solutions. We will continue to engage our high-performing, talented, and diverse workforce to create an environment where they can make a difference, own their careers, be respected, and feel a sense of pride.

Strategic developments
We initiated the following actions during 2016 to support our corporate strategy:

•
We continue to focus on growing our businesses and remain committed to improving productivity and efficiency. Excluding merger-related charges, we generated positive operating leverage, with pre-provision net revenue up 22.5% from 2015. See Figure 4 entitled “GAAP to Non-GAAP Reconciliations,” which presents the computations of certain financial measures excluding merger-related charges. Net interest income increased $577 million from 2015, driven by the acquisition of First Niagara and growth in our core earning asset balances and yields. Noninterest income was driven by continued momentum in a number of our core fee-based businesses, reflecting investments we have made over the past few years, as well as the acquisition. Investment banking and debt placement fees reached a record level in 2016 driven by growth in financial advisory, equity capital markets, and mortgage banking fees. Although noninterest expense increased from prior year, this increase primarily reflects the acquisition of First Niagara as well as higher incentive and stock-based compensation.

•	Our strong risk management practices and a more favorable credit environment resulted in another year of solid credit quality trends. For 2016, net loan charge-offs were .29% of average loans.

•
We completed our First Niagara acquisition on August 1, 2016, the largest in our company’s history. The total consideration for the transaction was approximately $4.0 billion. During the fourth quarter of 2016, we completed systems and client conversion, moving data and account information for one million new clients, converting over 300 branches, and consolidating over 100 First Niagara and Key branches.

•
On September 9, 2016, KeyCorp sold to Northwest Bank, a wholly-owned subsidiary of Northwest Bancshares, Inc., 18 branches in the Buffalo, New York market. The branches were divested in connection with the merger between First Niagara and KeyCorp, and pursuant to an agreement with the United States Department of Justice and commitments to the Board of Governors of the Federal Reserve System following a customary antitrust review in connection with the merger. The divestiture included $439 million of loans and $1.6 billion of deposits associated with the 18 branches.

•
Capital management remained a priority in 2016. On June 29, 2016, the Federal Reserve announced that it did not object to our 2016 capital plan submitted as part of the annual CCAR process. The 2016 capital plan included a common share repurchase program of up to $350 million, which is effective through the second quarter of 2017. During the third and fourth quarters of 2016, we completed $133 million of common share repurchases under the authorization.

•
The Board declared a quarterly dividend of $.075 per common share for the first quarter of 2016. Our 2015 capital plan proposed an increase in our quarterly common share dividend to $.085 per share, which was approved by our Board in May 2016. Consistent with our 2016 capital plan, we made a dividend payment of $.085 per common share for each of the second, third, and fourth quarters of 2016, which brought our annual dividend to $.33 per common share for 2016. The Board will consider an additional potential increase in our quarterly common share dividend, up to $.095 per share, in the second quarter of 2017, consistent with the 2016 capital plan.

 Highlights of Our 2016 Performance
Financial performance
For 2016, we announced net income from continuing operations attributable to Key common shareholders of $753 million, or $.80 per common share. These results compare to net income from continuing operations attributable to Key common shareholders of $892 million, or $1.05 per common share, for 2015.
Figure 3 shows our continuing and discontinued operating results for the past three years.
Figure 3. Results of Operations

Year ended December 31,
in millions, except per share amounts	2016	2015	2014
SUMMARY OF OPERATIONS
Income (loss) from continuing operations attributable to Key	$790	$915	$939
Income (loss) from discontinued operations, net of taxes (a)	1	1	(39)
Net income (loss) attributable to Key	$791	$916	$900
Income (loss) from continuing operations attributable to Key	$790	$915	$939
Less: Dividends on Preferred Stock	37	23	22
Income (loss) from continuing operations attributable to Key common shareholders	753	892	917
Income (loss) from discontinued operations, net of taxes (a)	1	1	(39)
Net income (loss) attributable to Key common shareholders	$754	$893	$878
PER COMMON SHARE — ASSUMING DILUTION
Income (loss) from continuing operations attributable to Key common shareholders	$.80	$1.05	$1.04
Income (loss) from discontinued operations, net of taxes (a)	—	—	(.04)
Net income (loss) attributable to Key common shareholders (b)	$.80	$1.05	$.99

(a)
In April 2009, we decided to wind down the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers. In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. In February 2013, we decided to sell Victory to a private equity fund. As a result of these decisions, we have accounted for these businesses as discontinued operations. For further discussion regarding the income (loss) from discontinued operations, see Note 14 (“Acquisition, Divestiture, and Discontinued Operations”).

(b)	EPS may not foot due to rounding.

Our 2017 expectations, as discussed below, do not include the effect of merger-related charges.
Our 2016 full-year results reflect success in executing our strategy by generating positive operating leverage and maintaining strong risk management and disciplined capital management.
Our taxable-equivalent net interest income for 2016 was $2.953 billion, and the net interest margin was 2.92%. These results compare to taxable-equivalent net interest income of $2.376 billion and a net interest margin of 2.88% for the prior year reflecting the benefit from the First Niagara acquisition and growth in our core earning asset balances and yields. In 2017, we expect net interest income to be in the range of $3.6 billion to $3.7 billion, with our outlook assuming one additional rate increase in the middle of 2017.
Our noninterest income was $2.1 billion, up $191 million, or 10.2%, from 2015. Growth was driven by continued momentum in a number of our core fee-based businesses, reflecting investments we have made over the past few years, including the acquisition of First Niagara in the third quarter of 2016. Investment banking and debt placement fees benefited from our business model and reached a record level, increasing $37 million from 2015. Cards and payments income, along with corporate services income also had a record year, increasing 27.3% and 8.6%, respectively, from 2015. In 2017, we expect noninterest income to be in the range of $2.3 billion to $2.4 billion.
Our noninterest expense was $3.8 billion, an increase of $916 million, or 32.3%, from 2015. We recognized $483 million of merger- and pension-related charges in 2016 compared to $61 million of merger-, efficiency-, and pension-related charges in 2015. Excluding these charges, noninterest expense increased $494 million, or 17.8%, from 2015. Personnel expense increased $421 million, driven primarily by the acquisition of First Niagara. In addition, there was higher incentive and stock-based compensation, due to higher funding of both cash based plans and performance based stock awards. Nonpersonnel expense increased $495 million, primarily due to the acquisition of First Niagara. In 2017, we expect noninterest expense to be in the range of $3.65 billion to $3.75 billion.
Average loans totaled $71.1 billion for 2016, compared to $58.6 billion in 2015. This increase reflected the impact of the First Niagara acquisition and growth in commercial, financial and agricultural loans. For 2017, we anticipate average loan growth in the mid-single-digit (4% to 6%) range with 2016 adjusted to account for a full year impact of First Niagara.
Average deposits, excluding deposits in foreign office, totaled $86.4 billion for 2016, an increase of $16.2 billion compared to 2015, primarily reflecting the acquisition of First Niagara and higher interest-bearing deposits resulting from core deposit growth in our retail banking franchise and growth in escrow deposits from the commercial mortgage servicing business. Our consolidated loan to deposit ratio was 85.2% at December 31, 2016, compared to 87.8% at December 31, 2015. For 2017, we anticipate average deposit growth in the mid-single-digit (4% to 6%) range with 2016 adjusted to account for a full year impact of First Niagara.
We maintained credit discipline in 2016, and our asset quality ratios remained strong. The provision for credit losses was $266 million for 2016 compared to $166 million for 2015. Over the past 12 months, net loan charge-offs increased $63 million. This increase is attributable to the growth in our loan portfolio and higher charge-offs in our commercial, financial and agricultural loan portfolio over the same period. Net loan charge-offs were $205 million, or .29%, of average loan balances for 2016, compared to $142 million, or .24%, for 2015. Our nonperforming loans increased to $625 million, or .73%, of period-end loans at December 31, 2016, compared to $387 million, or .65%, at December 31, 2015. Our ALLL was $858 million, or 1.00% of period-end loans, compared to $796 million, or 1.33%, at December 31, 2015, and represented 137% and 206% coverage of nonperforming loans at December 31, 2016, and December 31, 2015, respectively. In 2017, we expect net loan charge-offs to average loans to remain below our long-term targeted range of 40 to 60 basis points and for the provision to slightly exceed net loan charge-offs to provide for loan growth.
Our capital ratios remain strong. Our tangible common equity and Tier 1 risk-based capital ratios were 8.09% and 10.89%, respectively, at December 31, 2016, compared to 9.98% and 11.35%, respectively, at December 31, 2015. In addition, our Common Equity Tier 1 was 9.54% and 10.94%, respectively, at December 31, 2016, and December 31, 2015. We have identified four primary uses of capital:

1.	Investing in our businesses, supporting our clients, and loan growth;

2.	Maintaining or increasing our common share dividend;

3.	Returning capital in the form of common share repurchases to our shareholders; and

4.	Remaining disciplined and opportunistic about how we invest in our franchise to include selective acquisitions over time.

Capital management remains a clear priority for us. During 2016, our full-year dividend per common share increased 14% from the prior year, and we repurchased $133 million of common shares.
Figure 4 presents certain non-GAAP financial measures related to “tangible common equity,” “return on tangible common equity,” “Common Equity Tier 1,” “Tier 1 common equity,” “pre-provision net revenue,” “cash efficiency ratio,” certain financial measures excluding merger-related charges, and “Common Equity Tier 1 under the Regulatory Capital Rules (estimates).”
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
As disclosed in Note 2 ("Business Combination") and Note 14 (“Acquisition, Divestiture, and Discontinued Operations”), KeyCorp completed its purchase of First Niagara on August 1, 2016. The definitive agreement and plan of merger to acquire First Niagara was originally announced on October 30, 2015. As a result of this transaction, we have recognized merger-related charges. Figure 4 shows the computation of pre-provision net revenue excluding merger-related charges, noninterest expense excluding merger-related charges, EPS excluding merger-related charges, and return on average assets from continuing operations excluding merger-related charges. We believe that eliminating the effects of the merger-related charges makes it easier to analyze our results by presenting them on a more comparable basis with our prior results.
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

Figure 4. GAAP to Non-GAAP Reconciliations

Year ended December 31,
dollars in millions		2016	2015	2014	2013	2012
Tangible common equity to tangible assets at period end
Key shareholders’ equity (GAAP)		$15,240	$10,746	$10,530	$10,303	$10,271
Less:	Intangible assets (a)	2,788	1,080	1,090	1,014	1,027
	Preferred Stock (b)	1,640	281	282	282	291
	Tangible common equity (non-GAAP)	$10,812	$9,385	$9,158	$9,007	$8,953
Total assets (GAAP)		$136,453	$95,131	$93,820	$92,934	$89,236
Less:	Intangible assets (a)	2,788	1,080	1,090	1,014	1,027
	Tangible assets (non-GAAP)	$133,665	$94,051	$92,730	$91,920	$88,209
Tangible common equity to tangible assets ratio (non-GAAP)		8.09%	9.98%	9.88%	9.80%	10.15%
Common Equity Tier 1 at period end
Key shareholders’ equity (GAAP)		$15,240	$10,746	—	—	—
Less:	Preferred Stock (b)	1,640	281	—	—	—
	Common Equity Tier 1 capital before adjustments and deductions	13,600	10,465	—	—	—
Less:	Goodwill, net of deferred taxes	2,405	1,034	—	—	—
	Intangible assets, net of deferred taxes	155	26	—	—	—
	Deferred tax assets	4	1	—	—	—
	Net unrealized gains (losses) on available-for-sale securities, net of deferred taxes	(185)	(58)	—	—	—
	Accumulated gains (losses) on cash flow hedges, net of deferred taxes	(52)	(20)	—	—	—
	Amounts in AOCI attributed to pension and postretirement benefit costs, net of deferred taxes	(339)	(365)	—	—	—
	Total Common Equity Tier 1 capital	$11,612	$9,847	—	—	—
Net risk-weighted assets (regulatory)		$121,671	$89,980	—	—	—
Common Equity Tier 1 ratio (non-GAAP)		9.54%	10.94%	—	—	—
Tier 1 common equity at period end
Key shareholders’ equity (GAAP)		—	—	$10,530	$10,303	$10,271
Qualifying capital securities		—	—	339	339	339
Less:	Goodwill	—	—	1,057	979	979
	Accumulated other comprehensive income (loss) (c)	—	—	(395)	(394)	(172)
	Other assets (d)	—	—	83	89	114
	Total Tier 1 capital (regulatory)	—	—	10,124	9,968	9,689
Less:	Qualifying capital securities	—	—	339	339	339
	Preferred Stock (b)	—	—	282	282	291
	Total Tier 1 common equity (non-GAAP)	—	—	$9,503	$9,347	$9,059
Net risk-weighted assets (regulatory)		—	—	$85,100	$83,328	$79,734
Tier 1 common equity ratio (non-GAAP)		—	—	11.17%	11.22%	11.36%
Pre-provision net revenue
Net interest income (GAAP)		$2,919	$2,348	$2,293	$2,325	$2,264
Plus:	Taxable-equivalent adjustment	34	28	24	23	24
	Noninterest income (GAAP)	2,071	1,880	1,797	1,766	1,856
Less:	Noninterest expense (GAAP)	3,756	2,840	2,761	2,812	2,834
Pre-provision net revenue from continuing operations (non-GAAP)		$1,268	$1,416	$1,353	$1,302	$1,310
Plus:	Merger-related charges	474	6	—	—	—
Pre-provision net revenue from continuing operations excluding merger-related charges (non-GAAP)		$1,742	$1,422	$1,353	$1,302	$1,310
Noninterest expense excluding merger-related charges
Noninterest expense (GAAP)		$3,756	$2,840	$2,761	$2,812	$2,834
Less: Merger-related charges		465	6	—	—	—
Noninterest expense excluding merger-related charges (non-GAAP)		$3,291	$2,834	$2,761	$2,812	$2,834
Average tangible common equity
Average Key shareholders’ equity (GAAP)		$12,647	$10,626	$10,467	$10,276	$10,144
Less:	Intangible assets (average) (e)	1,825	1,085	1,039	1,021	978
	Preferred Stock (average)	627	290	291	291	291
	Average tangible common equity (non-GAAP)	$10,195	$9,251	$9,137	$8,964	$8,875
Return on average tangible common equity from continuing operations
Income (loss) from continuing operations attributable to Key common shareholders (GAAP)		$753	$892	$917	$847	$813
Average tangible common equity (non-GAAP)		10,195	9,251	9,137	8,964	8,875
Return on average tangible common equity from continuing operations (non-GAAP)		7.39%	9.64%	10.04%	9.45%	9.16%
Return on average tangible common equity consolidated
Net income (loss) attributable to Key common shareholders (GAAP)		$754	$893	$878	$887	$836
Average tangible common equity (non-GAAP)		10,195	9,251	9,137	8,964	8,875
Return on average tangible common equity consolidated (non-GAAP)		7.40%	9.65%	9.61%	9.90%	9.42%

Figure 4. GAAP to Non-GAAP Reconciliations (Continued)

Year ended December 31,
dollars in millions	2016	2015	2014	2013	2012
Return on average tangible common equity from continuing operations excluding merger-related charges
Income (loss) from continuing operations attributable to Key common shareholders (GAAP)	$753	$892	$917	$847	$813
Merger-related charges, after tax	299	4	—	—	—
Income (loss) from continuing operations attributable to Key common shareholders excluding merger-related charges (non-GAAP)	$1,052	$896	$917	$847	$813
Average tangible common equity (non-GAAP)	$10,195	$9,251	$9,137	$8,964	$8,875
Return on average tangible common equity from continuing operations excluding merger-related charges (non-GAAP)	10.32%	9.69%	10.04%	9.45%	9.16%
Return on average tangible common equity consolidated excluding merger-related charges
Net income (loss) attributable to Key common shareholders (GAAP)	$754	$893	$878	$887	$836
Merger-related charges, after tax	299	4	—	—	—
Net income (loss) attributable to Key common shareholders excluding merger-related charges (non-GAAP)	$1,053	$897	$878	$887	$836
Average tangible common equity (non-GAAP)	$10,195	$9,251	$9,137	$8,964	$8,875
Return on average tangible common equity consolidated excluding merger-related charges (non-GAAP)	10.33%	9.70%	9.61%	9.90%	9.42%
EPS excluding merger-related charges
EPS from continuing operations attributable to Key common shareholders — assuming dilution (GAAP)	$.80	$1.05	$1.04	$.93	$.86
Add: EPS impact of merger-related charges	.33	—	—	—	—
EPS from continuing operations attributable to Key common shareholders excluding merger-related charges (non-GAAP)	$1.13	$1.05	$1.04	$.93	$.86
Cash efficiency ratio
Noninterest expense (GAAP)	$3,756	$2,840	$2,761	$2,812	$2,834
Less: Intangible asset amortization (GAAP)	55	36	39	44	23
Adjusted noninterest expense (non-GAAP)	3,701	2,804	2,722	2,768	2,811
Less: Merger-related charges	465	6	—	—	—
Adjusted noninterest expense excluding merger-related charges (non-GAAP)	$3,236	$2,798	$2,722	$2,768	$2,811
Net interest income (GAAP)	$2,919	$2,348	$2,293	$2,325	$2,264
Plus: Taxable-equivalent adjustment	34	28	24	23	24
Noninterest income (GAAP)	2,071	1,880	1,797	1,766	1,856
Total taxable-equivalent revenue (non-GAAP)	$5,024	$4,256	$4,114	$4,114	$4,144
Add: Merger-related charges	9	—	—	—	—
Adjusted total taxable equivalent revenue excluding merger-related charges (non-GAAP)	$5,033	$4,256	$4,114	$4,114	$4,144
Cash efficiency ratio (non-GAAP)	73.7%	65.9%	66.2%	67.3%	67.8%
Cash efficiency ratio excluding merger-related charges (non-GAAP)	64.3%	65.9%	66.2%	67.3%	67.8%
Return on average total assets from continuing operations excluding merger-related charges
Income from continuing operations attributable to Key (GAAP)	$790	$915	$939	$870	$835
Add: Merger-related charges, after tax	299	4	—	—	—
Income from continuing operations attributable to Key excluding merger-related charges, after tax (non-GAAP)	$1,089	$919	$939	$870	$835
Average total assets from continuing operations (GAAP)	$112,537	$94,117	$87,077	$84,177	$80,842
Return on average total assets from continuing operations excluding merger-related charges (non-GAAP)	.97%	.98%	1.08%	1.03%	1.03%

(a)
For the years ended December 31, 2016, December 31, 2015, December 31, 2014, December 31, 2013, and December 31, 2012, intangible assets exclude $42 million, $45 million, $68 million, $92 million, and $123 million, respectively, of period-end purchased credit card relationships.

(b)	Net of capital surplus for the years ended December 31, 2016, December 31, 2015, December 31, 2014, and December 31, 2013.

(c)
Includes net unrealized gains or losses on securities available for sale (except for net unrealized losses on marketable equity securities), net gains or losses on cash flow hedges, and amounts resulting from the application of the applicable accounting guidance for defined benefit and other postretirement plans.

(d)
Other assets deducted from Tier 1 capital and net risk-weighted assets consist of disallowed intangible assets (excluding goodwill) and deductible portions of nonfinancial equity investments. There were no disallowed deferred tax assets at December 31, 2014, December 31, 2013, and December 31, 2012.

(e)
For the years ended December 31, 2016, December 31, 2015, December 31, 2014, December 31, 2013, and December 31, 2012, average intangible assets exclude $43 million, $55 million, $79 million, $107 million, and $55 million, respectively, of average purchased credit card relationships.

Figure 4. GAAP to Non-GAAP Reconciliations (Continued)

Year ended December 31,
dollars in millions	2016
Common Equity Tier 1 under the Regulatory Capital Rules (estimates)
Common Equity Tier 1 under current Regulatory Capital Rules	$11,612
Adjustments from current Regulatory Capital Rules to the fully phased-in Regulatory Capital Rules:
Deferred tax assets and other intangible assets (f)	(106)
Common Equity Tier 1 anticipated under the fully phased-in Regulatory Capital Rules(g)	$11,506
Net risk-weighted assets under current Regulatory Capital Rules	$121,671
Adjustments from current Regulatory Capital Rules to the fully phased-in Regulatory Capital Rules:
Mortgage servicing assets (h)	576
Volcker Funds	(185)
All other assets (i)	(14)
Total risk-weighted assets anticipated under the fully phased-in Regulatory Capital Rules(g)	$122,048
Common Equity Tier 1 ratio under the fully phased-in Regulatory Capital Rules(g)	9.43%

(f)
Includes the deferred tax assets subject to future taxable income for realization, primarily tax credit carryforwards, as well as intangible assets (other than goodwill and mortgage servicing assets) subject to the transition provisions of the final Regulatory Capital Rules.

(g)
The anticipated amount of regulatory capital and risk-weighted assets is based upon the federal banking agencies’ Regulatory Capital Rules (as fully phased-in on January 1, 2019); we are subject to the Regulatory Capital Rules under the “standardized approach.”

(h)	Item is included in the 10%/15% exceptions bucket calculation and is risk-weighted at 250%.

(i)
Includes the phase-in of deferred tax assets arising from temporary differences at 250% risk-weight. Additionally, under the fully implemented Regulatory Capital Rules, certain deferred tax assets and intangible assets subject to the transition provision are no longer required to be risk-weighted because they are deducted directly from capital.

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
Net interest income and the net interest margin for 2016 reflect contributions from the acquisition of First Niagara on August 1, 2016, $111 million of related purchase accounting accretion, and $6 million of one-time merger-related charges.
Taxable-equivalent net interest income for 2016 was $2.953 billion, and the net interest margin was 2.92%, compared to taxable-equivalent net interest income of $2.376 billion and a net interest margin of 2.88% for the prior year, reflecting the benefit from the First Niagara acquisition and growth in our core earning asset balances and yields.

Taxable-equivalent net interest income for 2015 increased $59 million compared to 2014, and the net interest margin declined 9 basis points. The increase in net interest income reflects higher earning asset balances, partially offset by lower earning asset yields, which also drove the decline in the net interest margin.
Average earning assets totaled $101.3 billion for 2016, compared to $82.5 billion in 2015, reflecting the impact of the First Niagara acquisition, growth in commercial, financial and agricultural loans, and higher levels of liquidity driven by deposit growth and long-term debt issuances.
The acquisition of First Niagara contributed approximately $23 billion of period-end loans and $9 billion in investment securities. As part of the acquisition, we divested $439 million of loans and exited approximately $330 million of acquired non-relationship commercial loans. In addition, we completed the planned sales and repositioning of First Niagara’s investment portfolio to more closely align with our portfolio and investment philosophy.
The acquisition resulted in an estimated adjustment to the fair value of the acquired loan portfolio of $548 million. We anticipate finalizing the valuation of the acquired loans during the first quarter of 2017. Depending on when the valuation is finalized within the first quarter, we may not be able to adjust the value of the acquired loans, if deemed necessary, until the second quarter of 2017.
Average deposits, excluding deposits in foreign office, totaled $86.4 billion for 2016, an increase of $16.2 billion compared to 2015, primarily reflecting the acquisition of First Niagara and higher interest-bearing deposits resulting from core deposit growth in our retail banking franchise and growth in escrow deposits from the commercial mortgage servicing business.
The acquisition of First Niagara contributed approximately $27.3 billion of period-end deposits at September 30, 2016. This amount excludes $1.6 billion of deposits that were divested in the third quarter of 2016. The acquired deposits are spread across deposit products and consist primarily of consumer deposits.

Figure 5. Consolidated Average Balance Sheets, Net Interest Income, and Yields/Rates from Continuing Operations

Year ended December 31,	2016			2015
dollars in millions	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)
ASSETS
Loans (b), (c)
Commercial, financial and agricultural (d)	$35,276	$1,215	3.45%	$29,658	$953	3.21%
Real estate — commercial mortgage	11,063	451	4.07	8,020	295	3.68
Real estate — construction	1,460	76	5.22	1,143	43	3.73
Commercial lease financing	4,261	161	3.78	3,976	143	3.60
Total commercial loans	52,060	1,903	3.66	42,797	1,434	3.35
Real estate — residential mortgage	3,632	148	4.09	2,244	95	4.21
Home equity loans	11,286	456	4.04	10,503	418	3.98
Consumer direct loans	1,661	113	6.79	1,580	103	6.54
Credit cards	916	98	10.73	752	81	10.76
Consumer indirect loans	1,593	89	5.58	718	46	6.43
Total consumer loans	19,088	904	4.74	15,797	743	4.70
Total loans	71,148	2,807	3.95	58,594	2,177	3.71
Loans held for sale	979	34	3.51	959	37	3.85
Securities available for sale (b), (e)	16,661	329	1.98	13,720	293	2.14
Held-to-maturity securities (b)	6,275	122	1.94	4,936	96	1.95
Trading account assets	884	23	2.59	761	21	2.80
Short-term investments	4,656	22.47		2,843	8.27
Other investments (e)	679	16	2.37	706	18	2.63
Total earning assets	101,282	3,353	3.31	82,519	2,650	3.21
Allowance for loan and lease losses	(835)			(791)
Accrued income and other assets	12,090			10,298
Discontinued assets	1,707			2,132
Total assets	$114,244			$94,158
LIABILITIES
NOW and money market deposit accounts	$46,079	87.19		$36,258	56.15
Savings deposits	3,957	3.07		2,372	—	.02
Certificates of deposit ($100,000 or more)(f)	3,911	48	1.22	2,041	26	1.28
Other time deposits	4,088	33.81		3,115	22.71
Deposits in foreign office	—	—	—	489	1.23
Total interest-bearing deposits	58,035	171.30		44,275	105.24
Federal funds purchased and securities sold under repurchase agreements	487	1.10		632	—	.04
Bank notes and other short-term borrowings	852	10	1.18	572	9	1.52
Long-term debt (f), (g)	9,802	218	2.29	7,332	160	2.24
Total interest-bearing liabilities	69,176	400.58		52,811	274.52
Noninterest-bearing deposits	28,317			26,355
Accrued expense and other liabilities	2,393			2,222
Discontinued liabilities (g)	1,706			2,132
Total liabilities	101,592			83,520
EQUITY
Key shareholders’ equity	12,647			10,626
Noncontrolling interests	5			12
Total equity	12,652			10,638
Total liabilities and equity	$114,244			$94,158
Interest rate spread (TE)			2.73%			2.69%
Net interest income (TE) and net interest margin (TE)		2,953	2.92%		2,376	2.88%
Less: TE adjustment (b)		34			28
Net interest income, GAAP basis		$2,919			$2,348

(a)	Results are from continuing operations. Interest excludes the interest associated with the liabilities referred to in (g) below, calculated using a matched funds transfer pricing methodology.

(b)	Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(c)	For purposes of these computations, nonaccrual loans are included in average loan balances.

(d)
Commercial, financial and agricultural average balances include $99 million, $88 million, $93 million, $95 million, and $36 million of assets from commercial credit cards for the years ended December 31, 2016, December 31, 2015, December 31, 2014, December 31, 2013, and December 31, 2012, respectively.

Figure 5. Consolidated Average Balance Sheets, Net Interest Income, and Yields/Rates from Continuing Operations (Continued)

2014			2013			2012			Compound Annual Rate of Change (2012-2016)
Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest

$26,375	$866	3.28%	$23,723	$855	3.60%	$21,141	$810	3.83%	10.8%	8.4%
7,999	303	3.79	7,591	312	4.11	7,656	339	4.43	7.6	5.9
1,061	43	4.07	1,058	45	4.25	1,171	56	4.74	4.5	6.3
4,239	156	3.67	4,683	172	3.67	5,142	187	3.64	(3.7)	(2.9)
39,674	1,368	3.45	37,055	1,384	3.73	35,110	1,392	3.96	8.2	6.5
2,201	96	4.37	2,185	98	4.49	2,049	100	4.86	12.1	8.2
10,639	428	4.02	10,463	426	4.07	9,993	421	4.21	2.5	1.6
1,501	104	6.92	1,404	103	7.33	1,269	121	9.53	5.5	(1.4)
712	78	10.95	701	83	11.86	288	40	13.99	26.0	19.6
952	60	6.31	1,246	80	6.38	1,653	105	6.38	(.7)	(3.3)
16,005	766	4.79	15,999	790	4.94	15,252	787	5.16	4.6	2.8
55,679	2,134	3.83	53,054	2,174	4.10	50,362	2,179	4.33	7.2	5.2
570	21	3.76	532	20	3.72	579	20	3.45	11.1	11.2
12,210	277	2.27	12,689	311	2.49	13,422	399	3.08	4.4	(3.8)
4,949	93	1.88	4,387	82	1.87	3,511	69	1.97	12.3	12.1
932	25	2.70	756	21	2.78	718	18	2.48	4.2	5.0
2,886	6.21		2,948	6.20		2,116	6.27		17.1	29.7
865	22	2.53	1,028	29	2.84	1,141	38	3.27	(9.9)	(15.9)
78,091	2,578	3.30	75,394	2,643	3.51	71,849	2,729	3.82	7.1	4.2
(818)			(879)			(919)			(1.9)
9,804			9,662			9,912			4.1
3,828			5,036			5,573			(21.1)
$90,905			$89,213			$86,415			5.7%

$34,283	48.14		$32,846	53.16		$29,673	56.19		9.2%	9.2
2,446	1.02		2,505	1.04		2,218	1.05		12.3	24.6
2,616	35	1.35	2,829	50	1.76	3,574	94	2.64	1.8	(12.6)
3,495	32.91		4,084	53	1.30	5,386	104	1.92	(5.4)	(20.5)
615	1.23		567	1.23		767	2.23		N/M	N/M
43,455	117.27		42,831	158.37		41,618	257.62		6.9	(7.8)
1,182	2.16		1,802	2.13		1,814	4.19		(23.1)	(24.2)
597	9	1.49	394	8	1.89	413	7	1.69	15.6	7.4
5,159	133	2.68	4,184	127	3.28	4,673	173	4.10	16.0	4.7
50,393	261.52		49,211	295.60		48,518	441.92		7.4	(1.9)
24,410			23,046			20,217			7.0
1,791			1,656			1,958			4.1
3,828			4,995			5,555			(21.0)
80,422			78,908			76,248			5.9

10,467			10,276			10,144			4.5
16			29			23			(26.3)
10,483			10,305			10,167			4.5
$90,905			$89,213			$86,415			5.7%
		2.78%			2.91%			2.90%
	2,317	2.97%		2,348	3.12%		2,288	3.21%		5.2
	24			23			24			7.2
	$2,293			$2,325			$2,264			5.2%

(e)	Yield is calculated on the basis of amortized cost.

(f)	Rate calculation excludes basis adjustments related to fair value hedges.

(g)	A portion of long-term debt and the related interest expense is allocated to discontinued liabilities as a result of applying our matched funds transfer pricing methodology to discontinued operations.

Figure 6 shows how the changes in yields or rates and average balances from the prior year affected net interest income. The section entitled “Financial Condition” contains additional discussion about changes in earning assets and funding sources.
Figure 6. Components of Net Interest Income Changes from Continuing Operations

	2016 vs. 2015			2015 vs. 2014
in millions	Average Volume	Yield/ Rate	Net Change (a)	Average Volume	Yield/ Rate	Net Change (a)
INTEREST INCOME
Loans	$488	$142	$630	$110	$(67)	$43
Loans held for sale	1	(4)	(3)	15	1	16
Securities available for sale	59	(23)	36	33	(17)	16
Held-to-maturity securities	26	—	26	—	3	3
Trading account assets	3	(1)	2	(5)	1	(4)
Short-term investments	7	7	14	—	2	2
Other investments	(1)	(1)	(2)	(4)	—	(4)
Total interest income (TE)	583	120	703	149	(77)	72
INTEREST EXPENSE
NOW and money market deposit accounts	17	14	31	3	5	8
Savings deposits	—	3	3	—	(1)	(1)
Certificates of deposit ($100,000 or more)	23	(1)	22	(7)	(2)	(9)
Other time deposits	8	3	11	(3)	(7)	(10)
Deposits in foreign office	(1)	—	(1)	—	—	—
Total interest-bearing deposits	47	19	66	(7)	(5)	(12)
Federal funds purchased and securities sold under repurchase agreements	—	1	1	(1)	(1)	(2)
Bank notes and other short-term borrowings	3	(2)	1	—	—	—
Long-term debt	55	3	58	50	(23)	27
Total interest expense	105	21	126	42	(29)	13
Net interest income (TE)	$478	$99	$577	$107	$(48)	$59

(a)	The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.

Noninterest income
As shown in Figure 7, noninterest income for 2016 was $2.1 billion, up $191 million, or 10.2%, from 2015. Growth was driven by continued momentum in a number of our core fee-based businesses, reflecting investments we have made over the past few years, as well as the First Niagara acquisition. Investment banking and debt placement fees benefited from our business model and reached a record level, increasing $37 million from 2015. Cards and payments income and corporate services income also had a record year, increasing 27.3% and 8.6%, respectively, from 2015.
In 2015, noninterest income increased $83 million, or 4.6%, compared to 2014. Investment banking and debt placement fees increased $48 million from 2014. Trust and investment services income increased $30 million, primarily due to the full year 2015 impact of the September 2014 acquisition of Pacific Crest Securities. Noninterest income for 2015 also included increases of $20 million in corporate services income due to higher non-yield loan fees and dealer trading and derivatives income and $17 million in cards and payments income due to higher merchant services, purchase card, and ATM debit card fees driven by increased volume. Other income also increased $10 million. These increases were partially offset by declines of $27 million in net gains from principal investing and $23 million in operating lease income and other leasing gains.

Figure 7. Noninterest Income

Year ended December 31,				Change 2016 vs. 2015
dollars in millions	2016	2015	2014	Amount	Percent
Trust and investment services income	$464	$433	$403	$31	7.2%
Investment banking and debt placement fees	482	445	397	37	8.3
Service charges on deposit accounts	302	256	261	46	18.0
Operating lease income and other leasing gains	62	73	96	(11)	(15.1)
Corporate services income	215	198	178	17	8.6
Cards and payments income	233	183	166	50	27.3
Corporate-owned life insurance income	125	127	118	(2)	(1.6)
Consumer mortgage income	17	12	10	5	41.7
Mortgage servicing fees	57	48	46	9	18.8
Net gains (losses) from principal investing	20	51	78	(31)	(60.8)
Other income (a)	94	54	44	40	74.1
Total noninterest income	$2,071	$1,880	$1,797	$191	10.2%
Merger-related charges	(3)	—	—	(3)	N/M
Total noninterest income excluding merger-related charges and First Niagara impact	$2,074	$1,880	$1,797	$194	10.3%

(a)	Included in this line item is our “Dealer trading and derivatives income (loss).” Additional detail is provided in Figure 9.
The following discussion explains the composition of certain elements of our noninterest income and the factors that caused those elements to change.
Trust and investment services income
Trust and investment services income is one of our largest sources of noninterest income and consists of brokerage commissions, trust and asset management commissions, and insurance income. For 2016, trust and investment services income increased $31 million, or 7.2%, from the prior year primarily due to the acquisition of First Niagara and higher insurance and brokerage commissions. For 2015, trust and investment services income increased $30 million, or 7.4%, from the prior year primarily due to the full year 2015 impact of the September 2014 acquisition of Pacific Crest Securities.
A significant portion of our trust and investment services income depends on the value and mix of assets under management. The assets under management that primarily generate these revenues are shown below in Figure 8. At December 31, 2016, our bank, trust, and registered investment advisory subsidiaries had assets under management of $36.6 billion, compared to $34 billion at December 31, 2015, and $39.2 billion at December 31, 2014. As shown in Figure 8, the increase from 2015 to 2016 was primarily attributable to the acquisition of First Niagara. The decrease from 2014 to 2015 was primarily attributable to client attrition in the securities lending portfolio and market declines across all the portfolios.

Figure 8. Assets Under Management

Year ended December 31,				Change 2016 vs. 2015
dollars in millions	2016	2015	2014	Amount	Percent
Assets under management by investment type:
Equity	$21,722	$20,199	$21,393	$1,523	7.5%
Securities lending	1,148	1,215	4,835	(67)	(5.5)
Fixed income	10,386	9,705	10,023	681	7.0
Money market	3,336	2,864	2,906	472	16.5
Total	$36,592	$33,983	$39,157	$2,609	7.7%

Investment banking and debt placement fees
Investment banking and debt placement fees consist of syndication fees, debt and equity financing fees, financial advisor fees, gains on sales of commercial mortgages, and agency origination fees. For 2016, investment banking and debt placement fees increased $37 million, or 8.3%, from the prior year. For 2015, investment banking and debt placement fees increased $48 million, or 12.1%, from the prior year. These increases were primarily driven by increased gains on the sale of commercial mortgages and agency origination fees, partially offset by a decrease in syndication fees.

Service charges on deposit accounts
Service charges on deposit accounts increased $46 million, or 18%, in 2016 compared to the prior year primarily due to the acquisition of First Niagara. Service charges on deposit accounts decreased $5 million, or 1.9%, in 2015 compared to 2014 primarily due to lower overdraft charges resulting from changes in posting order.
Corporate services income
Corporate services income increased $17 million, or 8.6%, in 2016 compared to 2015 driven by higher dealer trading and derivatives income. Corporate services income increased $20 million, or 11.2%, in 2015 compared to 2014 driven by higher non-yield loan fees and dealer trading and derivatives income.
Cards and payments income
Cards and payments income, which consists of debit card, consumer and commercial credit card, and merchant services income, increased $50 million, or 27.3%, in 2016 compared to 2015 primarily due to the acquisition of First Niagara and higher merchant services, purchase card, and ATM debit card fees driven by increased volume. Cards and payments income increased $17 million, or 10.2%, in 2015 compared to 2014 due to higher merchant services, purchase card, and ATM debit card fees driven by increased volume.
Other income
Other income, which consists primarily of gains on sales of loans held for sale, other service charges, and certain dealer trading income, increased $40 million, or 74.1%, in 2016 compared to 2015, reflecting the impact of the First Niagara acquisition and changes in various miscellaneous income categories. Other income increased $10 million, or 22.7%, in 2015 compared to 2014 due to changes in various miscellaneous income categories.
Figure 9. Dealer Trading and Derivatives Income (Loss)

Year ended December 31,				Change 2016 vs. 2015
dollars in millions	2016	2015	2014	Amount	Percent
Dealer trading and derivatives income (loss), proprietary (a), (b)	$(1)	$(9)	$(18)	$8	N/M
Dealer trading and derivatives income (loss), nonproprietary (b)	29	20	7	9	45.0%
Total dealer trading and derivatives income (loss)	$28	$11	$(11)	$17	154.5%

(a)
For the year ended December 31, 2016, income of $6 million related to foreign exchange, interest rates, and commodity derivative trading was offset by losses related to fixed income, equity securities trading, and credit portfolio management activities. For the year ended December 31, 2015, income of $5 million related to foreign exchange, interest rate, and commodity derivative trading was offset by losses related to equity securities trading, fixed income, and credit portfolio management activities. For the year ended December 31, 2014, income of $4 million related to foreign exchange and interest rate derivative trading was offset by losses related to fixed income, equity securities trading, commodity derivative trading, and credit portfolio management activities.

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

Noninterest expense
As shown in Figure 10, noninterest expense for 2016 was $3.8 billion, an increase of $916 million, or 32.3%, from 2015. We recognized $483 million of merger- and pension-related charges in 2016 compared to $61 million of merger-, efficiency-, and pension-related charges in 2015. Excluding these charges, noninterest expense increased $494 million, or 17.8% from 2015. As shown in Figure 12, personnel expense increased $421 million, driven primarily by the acquisition of First Niagara. In addition, there was higher incentive and stock-based compensation due to higher funding of both cash based incentive plans and performance based stock awards. Nonpersonnel expense increased $495 million, primarily due to the acquisition of First Niagara.
Noninterest expense for 2015 was $2.8 billion, an increase of $79 million, or 2.9%, from 2014. We recognized $61 million of merger-, efficiency-, and pension-related charges in 2015 compared to $80 million of efficiency- and pension-related charges in

2014. Personnel expense increased $61 million, driven by higher incentive and stock-based compensation, employee benefits, and salaries, partially offset by lower technology contract labor and severance. Nonpersonnel expense increased $18 million, primarily due to increases in marketing of $8 million and computer processing of $6 million.
Figure 10. Noninterest Expense

Year ended December 31, dollars in millions				Change 2016 vs. 2015
	2016	2015	2014	Amount	Percent
Personnel (a)	$2,073	$1,652	$1,591	$421	25.5%
Net occupancy	305	255	261	50	19.6
Computer processing	255	164	158	91	55.5
Business services and professional fees	235	159	156	76	47.8
Equipment	98	88	96	10	11.4
Operating lease expense	59	47	42	12	25.5
Marketing	101	57	49	44	77.2
FDIC assessment	61	32	30	29	90.6
Intangible asset amortization	55	36	39	19	52.8
OREO expense, net	9	6	5	3	50.0
Other expense	505	344	334	161	46.8
Total noninterest expense	$3,756	$2,840	$2,761	$916	32.3%
Merger-related charges (b)	465	6	—	459	N/M
Total noninterest expense excluding merger-related charges	$3,291	$2,834	$2,761	$457	16.1%

Average full-time equivalent employees (c)	15,700	13,483	13,853	2,217	16.4%

(a)	Additional detail provided in Figure 12 entitled “Personnel Expense.”

(b)	Additional detail provided in Figure 11 entitled “Merger-Related Charges.”

(c)	The number of average full-time equivalent employees has not been adjusted for discontinued operations.

Figure 11. Merger-Related Charges

Year ended December 31, dollars in millions				Change 2016 vs. 2015
	2016	2015	2014	Amount	Percent
Net interest income	$(6)	—	—	$(6)	N/M

Operating lease income and other leasing gains	(2)	—	—	(2)	N/M
Other income	(1)	—	—	(1)	N/M
Noninterest income	(3)	—	—	(3)	N/M

Personnel (a)	228	—	—	228	N/M
Net occupancy	29	—	—	29	N/M
Business services and professional fees	66	$5	—	61	N/M
Computer processing	53	—	—	53	N/M
Marketing	26	—	—	26	N/M
Other nonpersonnel expense	63	1	—	62	N/M
Noninterest expense	465	6	—	459	N/M
Total merger-related charges	$474	$6	—	$468	N/M

(a)	Personnel expense includes severance, technology development related to systems conversion, and fully-dedicated personnel for merger and integration efforts.

The following discussion explains the composition of certain elements of our noninterest expense and the factors that caused those elements to change.
Personnel
As shown in Figure 12, personnel expense, the largest category of our noninterest expense, increased by $421 million, or 25.5%, in 2016 compared to 2015. The increase was primarily attributable to the acquisition of First Niagara. In addition, there was higher incentive and stock-based compensation due to higher funding of both cash based incentive plans and performance based stock awards.

Personnel expense increased by $61 million, or 3.8%, from 2014 to 2015. Increases in incentive and stock-based compensation of $30 million, employee benefits of $26 million, and salaries of $21 million all contributed to the increase in personnel expense. These increases were partially offset by declines in technology contract labor of $10 million and severance of $6 million.
Figure 12. Personnel Expense

Year ended December 31, dollars in millions				Change 2016 vs. 2015
	2016	2015	2014	Amount	Percent
Salaries and contract labor	$1,191	$958	$947	$233	24.3%
Incentive and stock-based compensation (a)	537	410	380	127	31.0
Employee benefits	297	266	240	31	11.7
Severance	48	18	24	30	166.7
Total personnel expense	$2,073	$1,652	$1,591	$421	25.5%
Merger-related charges	228	—	—	228	N/M
Total personnel expense excluding merger-related charges	$1,845	$1,652	$1,591	$193	11.7%

(a)	Excludes directors’ stock-based compensation of $3 million in 2016, $1 million in 2015, and $2 million in 2014, reported as “other expense” in Figure 10.
Net occupancy
Net occupancy expense increased $50 million, or 19.6%, in 2016 compared to 2015, primarily due to the acquisition of First Niagara. Net occupancy expense decreased $6 million, or 2.3%, in 2015 compared to 2014, primarily due to lower charges related to vacating leased property and a decrease in rental expenses.
Other expense
Other expense comprises various miscellaneous expense items such as travel and entertainment, costs associated with technology service providers, and franchise and business taxes. Other expense increased $161 million, or 46.8%, in 2016 compared to 2015, reflecting the impact of the First Niagara acquisition, certain real estate investments, and other miscellaneous expenses. Other expense increased $10 million, or 3.0%, in 2015 compared to 2014, due to fluctuations in several of other expense line items.
Income taxes
We recorded a tax provision from continuing operations of $179 million for 2016, compared to $303 million for 2015, and $326 million for 2014. The effective tax rate, which is the provision for income taxes as a percentage of income from continuing operations before income taxes, was 18.5% for 2016, compared to 24.8% for 2015, and 25.6% for 2014.
Our federal tax (benefit) expense differs from the amount that would be calculated using the federal statutory tax rate, primarily from investments in tax-advantaged assets, such as corporate-owned life insurance, tax credits associated with investments in low-income housing projects and energy related projects, and periodic adjustments to our tax reserves. In 2016, our effective tax rate was reduced due to lower pretax income resulting from merger-related charges, increased energy tax credits associated with leasing activities and a reduction of valuation allowances related to capital loss carryforwards. In 2015, our effective tax rate was reduced by additional federal tax credit refunds and, in 2014 due to the early termination of certain leveraged leases that resulted in nontaxable gains.
Line of Business Results
This section summarizes the financial performance of our two major business segments (operating segments): Key Community Bank and Key Corporate Bank. Note 24 (“Line of Business Results”) describes the products and services offered by each of these business segments, provides more detailed financial information pertaining to the segments and certain lines of business, and explains “Other Segments” and “Reconciling Items.”
Figure 13 summarizes the contribution made by each major business segment to our “taxable-equivalent revenue from continuing operations” and “income (loss) from continuing operations attributable to Key” for each of the past three years.

Figure 13. Major Business Segments — Taxable-Equivalent Revenue from Continuing Operations and Income (Loss) from Continuing Operations Attributable to Key

Year ended December 31,				Change 2016 vs. 2015
dollars in millions	2016	2015	2014	Amount	Percent
REVENUE FROM CONTINUING OPERATIONS (TE)
Key Community Bank	$2,872	$2,275	$2,216	$597	26.2%
Key Corporate Bank	2,062	1,813	1,649	249	13.7
Other Segments	109	175	254	(66)	(37.7)
Total Segments	5,043	4,263	4,119	780	18.3
Reconciling Items	(19)	(7)	(5)	(12)	N/M
Total	$5,024	$4,256	$4,114	$768	18.0%
INCOME (LOSS) FROM CONTINUING OPERATIONS ATTRIBUTABLE TO KEY
Key Community Bank	$373	$264	$249	$109	41.3%
Key Corporate Bank	634	536	544	98	18.3
Other Segments	83	125	156	(42)	(33.6)
Total Segments	1,090	925	949	165	17.8
Reconciling Items (a)	(300)	(10)	(10)	(290)	N/M
Total	$790	$915	$939	$(125)	(13.7)%

(a)	Reconciling items consist primarily of the unallocated portion of merger-related charges and items not allocated to the business segments because they do not reflect their normal operations.

Key Community Bank summary of operations
As shown in Figure 14, Key Community Bank recorded net income attributable to Key of $373 million for 2016, compared to $264 million for 2015, and $249 million for 2014. The increase in 2016 was primarily due to the acquisition of First Niagara as well as growth in Key’s core businesses.
Taxable-equivalent net interest income increased $460 million, or 30.9%, from 2015. Average loans and leases grew $6.8 billion while average deposits increased $12.7 billion compared to 2015. The positive contribution to net interest income is from loan and deposit growth related to the acquisition of First Niagara and the increased value of deposits.
Noninterest income increased $137 million, or 17.4% from 2015. Service charges on deposit accounts income increased $38 million, or 17.8%, cards and payments income increased $35 million, or 20.8%, due to higher credit card, purchase card and ATM debit card income. Trust and investment services income increased $24 million, or 8.1% driven by higher insurance and brokerage commissions. Corporate services income increased $10 million, or 21%. Consumer mortgage income was up $5 million, or 41.7%. Investment banking and debt placement fees are up $3 million, or 35.4%. Other noninterest income and operating lease income increases contributed the remaining growth of $22 million.
The provision for credit losses increased $77 million, or 110%, from 2015, primarily related to the addition of the acquired credit card and consumer direct portfolios, which were acquired at a premium, increase in the ALLL for loans that were individually evaluated for impairment, and loan growth.
Noninterest expense increased $346 million, or 19.4%, from 2015. Personnel expense increased $119 million, primarily due to increases in salaries, incentive compensation, and employee benefits related to the addition of First Niagara employees. Nonpersonnel expense increased $227 million due to higher intangible amortization expense and FDIC assessment expense.
In 2015, Key Community Bank’s net income attributable to Key increased $15 million from the prior year. Taxable-equivalent net interest income increased $40 million from 2014. The positive contribution to net interest income from loan and deposit growth and the increased value of deposits was partially offset by tightening credit spreads compared to one year ago. Noninterest income increased $19 million from 2014. Cards and payments income increased $16 million due to higher merchant services, purchase card and ATM debit card income. Trust and investment services income increased $5 million driven by higher insurance and brokerage commissions. Investment banking and debt placement fees increased $4 million driven by higher syndication fees, and consumer mortgage was up $2 million. These increases in noninterest income were partially offset by lower service charges on deposit accounts which were down $5 million from 2014, primarily due to reduced maintenance and overdraft fees and a $3 million decrease in other miscellaneous income. The provision for loan and lease losses increased $11 million. Noninterest expense increased $24 million from 2014. Personnel expense increased $16 million, primarily due to increases in salaries, incentive compensation, and stock-based compensation. Nonpersonnel expense increased $8 million, primarily due to increased marketing spend and other support costs.

Figure 14. Key Community Bank

Year ended December 31,				Change 2016 vs. 2015
dollars in millions	2016	2015	2014	Amount	Percent
SUMMARY OF OPERATIONS
Net interest income (TE)	$1,947	$1,487	$1,447	$460	30.9%
Noninterest income	925	788	769	137	17.4
Total revenue (TE)	2,872	2,275	2,216	597	26.2
Provision for credit losses	147	70	59	77	110.0
Noninterest expense	2,131	1,785	1,761	346	19.4
Income (loss) before income taxes (TE)	594	420	396	174	41.4
Allocated income taxes (benefit) and TE adjustments	221	156	147	65	41.7
Net income (loss) attributable to Key	$373	$264	$249	$109	41.3%
AVERAGE BALANCES
Loans and leases	$37,613	$30,834	$30,105	$6,779	22.0%
Total assets	40,284	32,948	32,241	7,336	22.3
Deposits	63,895	51,163	50,316	12,732	24.9
Assets under management at year end	$36,592	$33,983	$39,157	$2,609	7.7%

ADDITIONAL KEY COMMUNITY BANK DATA

Year ended December 31,				Change 2016 vs. 2015
dollars in millions	2016	2015	2014	Amount	Percent
NONINTEREST INCOME
Trust and investment services income	$320	$296	$291	$24	8.1%
Services charges on deposit accounts	251	213	218	38	17.8
Cards and payments income	203	168	152	35	20.8
Other noninterest income	151	111	108	40	36.0
Total noninterest income	$925	$788	$769	$137	17.4%
AVERAGE DEPOSITS OUTSTANDING
NOW and money market deposit accounts	$35,622	$28,400	$27,520	$7,222	25.4%
Savings deposits	3,607	2,363	2,436	1,244	52.6
Certificates of deposits ($100,000 or more)	2,694	1,588	2,048	1,106	69.6
Other time deposits	4,060	3,112	3,489	948	30.5
Deposits in foreign office	—	277	314	(277)	N/M
Noninterest-bearing deposits	17,912	15,423	14,509	2,489	16.1
Total deposits	$63,895	$51,163	$50,316	$12,732	24.9%

HOME EQUITY LOANS
Average balance	$11,058	$10,266	$10,340
Weighted-average loan-to-value ratio (at date of origination)	71%	71%	71%
Percent first lien positions	57	61	60
OTHER DATA
Branches	1,217	966	994
Automated teller machines	1,593	1,256	1,287

Key Corporate Bank summary of operations
As shown in Figure 15, Key Corporate Bank recorded net income attributable to Key of $634 million for 2016, compared to $536 million for 2015 and $544 million for 2014. The 2016 increase was driven by an increase in revenue, partially offset by increases in the provision for credit losses and noninterest expense.
Taxable-equivalent net interest income increased $161 million, or 18.2%, in 2016 compared to 2015. This increase is primarily due to growth in balances, with average loan and lease balances increasing $6.1 billion, or 23.5%, and average deposit balances increasing $1.7 billion, or 9.1%. The balance increases are due to the First Niagara acquisition and growth in core businesses.
Noninterest income increased $88 million, or 9.5%, from 2015. Investment banking and debt placement fees increased $32 million driven by growth in financial advisory, equity capital markets, and mortgage banking fees. Other noninterest income increased $26 million mostly driven by gains related to certain investments held by the Real Estate Capital line of business and higher trading income. Cards and payments income increased $15 million due to higher purchase and pre-paid card revenue.
The provision for credit losses increased $17 million, or 16.5%, from 2015, primarily due to higher net loan charge-offs.
Noninterest expense increased $144 million, or 14.6%, from 2015. Personnel expense increased $56 million due to higher salaries, incentive compensation, benefits, and stock-based compensation expense largely related to the acquisition of First Niagara as well as higher performance-based compensation. Nonpersonnel expense increased $88 million due to higher operating lease expense, cards and payments processing, FDIC assessment, and other various expenses related to the acquisition of First Niagara.
In 2015, Key Corporate Bank’s net income attributable to Key decreased $8 million from the prior year. Taxable-equivalent net interest income increased $45 million in 2015 compared to 2014, due to increases in both earning asset spread and deposit and borrowing spread related to higher balance levels. Noninterest income increased $119 million due to increases in investment banking and debt placement fees, other noninterest income, corporate services income, and trust and investment services income. The provision for credit losses increased $89 million mostly due to increased net loan charge-offs and higher provision for unfunded commitments. Noninterest expense increased $109 million mostly due to personnel expense related to the performance of the Key Corporate Bank and the full year impact of the Pacific Crest Securities acquisition, as well as increases in various other expense categories.
Figure 15. Key Corporate Bank

Year ended December 31,				Change 2016 vs. 2015
dollars in millions	2016	2015	2014	Amount	Percent
SUMMARY OF OPERATIONS
Net interest income (TE)	$1,048	$887	$842	$161	18.2%
Noninterest income	1,014	926	807	88	9.5
Total revenue (TE)	2,062	1,813	1,649	249	13.7
Provision for credit losses	120	103	14	17	16.5
Noninterest expense	1,127	983	874	144	14.6
Income (loss) before income taxes (TE)	815	727	761	88	12.1
Allocated income taxes and TE adjustments	183	190	215	(7)	(3.7)
Net income (loss)	632	537	546	95	17.7
Less: Net income (loss) attributable to noncontrolling interests	(2)	1	2	(3)	N/M
Net income (loss) attributable to Key	$634	$536	$544	$98	18.3%
AVERAGE BALANCES
Loans and leases	$31,935	$25,865	$22,978	$6,070	23.5%
Loans held for sale	934	937	549	(3)	(.3)
Total assets	37,801	31,546	28,070	6,255	19.8
Deposits	20,783	19,043	17,094	1,740	9.1

ADDITIONAL KEY CORPORATE BANK DATA

Year ended December 31,				Change 2016 vs. 2015
dollars in millions	2016	2015	2014	Amount	Percent
NONINTEREST INCOME
Trust and investment services income	$144	$137	$112	$7	5.1%
Investment banking and debt placement fees	471	439	392	32	7.3
Operating lease income and other leasing gains	56	62	64	(6)	(9.7)

Corporate services income	156	155	132	1.6
Service charges on deposit accounts	51	43	43	8	18.6
Cards and payments income	30	15	14	15	100.0
Payments and services income	237	213	189	24	11.3

Mortgage servicing fees	53	48	46	5	10.4
Other noninterest income	53	27	4	26	96.3
Total noninterest income	$1,014	$926	$807	$88	9.5%

Other Segments
Other Segments consist of Corporate Treasury, our Principal Investing unit, and various exit portfolios. Other Segments generated net income attributable to Key of $83 million for 2016, compared to $125 million for 2015, and $156 million for 2014. Taxable-equivalent net interest income decreased $36 million, and noninterest income declined $30 million compared to 2015, due to lower gains from principal investments.
In 2015, Other Segments’ net income attributable to Key decreased $31 million from the prior year. Taxable-equivalent net interest income decreased $31 million and noninterest income decreased $48 million. These decreases in revenue were partially offset by a decline in noninterest expense of $23 million in 2015, primarily due to lower personnel expense.

Financial Condition
Loans and loans held for sale
Figure 16 shows the composition of our loan portfolio at December 31 for each of the past five years.
Figure 16. Composition of Loans

	2016		2015		2014
December 31, dollars in millions	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
COMMERCIAL
Commercial, financial and agricultural (a)	$39,768	46.2%	$31,240	52.2%	$27,982	48.8%
Commercial real estate: (b)
Commercial mortgage	15,111	17.6	7,959	13.3	8,047	14.0
Construction	2,345	2.7	1,053	1.7	1,100	1.9
Total commercial real estate loans	17,456	20.3	9,012	15.0	9,147	15.9
Commercial lease financing (c)	4,685	5.5	4,020	6.7	4,252	7.4
Total commercial loans (d)	61,909	72.0	44,272	73.9	41,381	72.1
CONSUMER
Real estate — residential mortgage	5,547	6.4	2,242	3.7	2,225	3.9
Home equity loans	12,674	14.7	10,335	17.3	10,633	18.6
Consumer direct loans	1,788	2.1	1,600	2.7	1,560	2.7
Credit cards	1,111	1.3	806	1.3	754	1.3
Consumer indirect loans	3,009	3.5	621	1.1	828	1.4
Total consumer loans	24,129	28.0	15,604	26.1	16,000	27.9
Total loans (e), (f)	$86,038	100.0%	$59,876	100.0%	$57,381	100.0%

	2013		2012
	Amount	Percent of Total	Amount	Percent of Total
COMMERCIAL
Commercial, financial and agricultural (a)	$24,963	45.8%	$23,242	44.0%
Commercial real estate:
Commercial mortgage	7,720	14.2	7,720	14.6
Construction	1,093	2.0	1,003	1.9
Total commercial real estate loans	8,813	16.2	8,723	16.5
Commercial lease financing (c)	4,551	8.4	4,915	9.3
Total commercial loans	38,327	70.4	36,880	69.8
CONSUMER
Real estate — residential mortgage	2,187	4.0	2,174	4.1
Home equity loans	10,674	19.6	10,239	19.4
Consumer direct loans	1,449	2.7	1,349	2.5
Credit cards	722	1.3	729	1.4
Consumer indirect loans	1,098	2.0	1,451	2.8
Total consumer loans	16,130	29.6	15,942	30.2
Total loans (e), (f)	$54,457	100.0%	$52,822	100.0%

(a)
Loan balances include $116 million, $85 million, $88 million, $94 million, and $90 million of commercial credit card balances at December 31, 2016, December 31, 2015, December 31, 2014, December 31, 2013, and December 31, 2012, respectively.

(b)	See Figure 18 for a more detailed breakdown of our commercial real estate loan portfolio at December 31, 2016, and December 31, 2015.

(c)
Commercial lease financing includes receivables held as collateral for a secured borrowing of $68 million, $134 million, $302 million, and $58 million at December 31, 2016, December 31, 2015, December 31, 2014, and December 31, 2013, respectively. Principal reductions are based on the cash payments received from these related receivables. Additional information pertaining to this secured borrowing is included in Note 19 (“Long-Term Debt”).

(d)	See Figure 17 for a more detail breakdown of our commercial loans at December 31, 2016, and December 31, 2015.

(e)
Total loans exclude loans of $1.6 billion at December 31, 2016, $1.8 billion at December 31, 2015, $2.3 billion at December 31, 2014, $4.5 billion at December 31, 2013, and $5.2 billion at December 31, 2012, related to the discontinued operations of the education lending business.

(f)
At December 31, 2016, total loans include purchased loans of $21 billion, of which $865 million were PCI loans. At December 31, 2015, total loans include purchased loans of $114 million, of which $11 million were PCI loans. At December 31, 2014, total loans include purchased loans of $138 million, of which $13 million were PCI loans. At December 31, 2013, total loans include purchased loans of $166 million of which $16 million were PCI loans. At December 31, 2012, total loans include purchased loans of $217 million, of which $23 million were PCI loans.

At December 31, 2016, total loans outstanding from continuing operations were $86 billion, compared to $59.9 billion at the end of 2015. Loans related to the discontinued operations of the education lending business and excluded from total loans were $1.6 billion at December 31, 2016, and $1.8 billion at December 31, 2015. Further information regarding our discontinued operations is provided in Note 14 (“Acquisition, Divestiture, and Discontinued Operations”). For more information on balance sheet carrying value, see Note 1 (“Summary of Significant Accounting Policies”) under the headings “Loans” and “Loans Held for Sale.”
Commercial loan portfolio
Commercial loans outstanding were $61.9 billion at December 31, 2016, an increase of $17.6 billion, or 39.8%, compared to December 31, 2015.
Figure 17 provides our commercial loan portfolio by industry classification as of December 31, 2016, and December 31, 2015.
Figure 17. Commercial Loans by Industry

December 31, 2016	Commercial, financial and agricultural	Commercial real estate	Commercial lease financing	Total commercial loans	Percent of total
dollars in millions
Industry classification:
Agricultural	$844	$194	$151	$1,189	1.9%
Automotive	2,139	491	74	2,704	4.4
Business products	1,243	152	31	1,426	2.3
Business services	2,648	179	303	3,130	5.1
Commercial real estate	4,759	11,235	2	15,996	25.8
Construction materials and contractors	1,282	307	79	1,668	2.7
Consumer discretionary	3,367	539	314	4,220	6.8
Consumer services	2,281	749	66	3,096	5.0
Equipment	1,582	107	87	1,776	2.9
Financial	3,864	95	296	4,255	6.9
Healthcare	3,487	2,577	526	6,590	10.6
Materials manufacturing and mining	2,743	276	212	3,231	5.2
Media	478	18	70	566.9
Oil and gas	1,094	27	62	1,183	1.9
Public exposure	2,621	311	1,204	4,136	6.7
Technology	485	6	34	525.8
Transportation	940	148	923	2,011	3.3
Utilities	3,441	26	251	3,718	6.0
Other	470	19	—	489.8
Total	$39,768	$17,456	$4,685	$61,909	100.0%

December 31, 2015	Commercial, financial and agricultural	Commercial real estate	Commercial lease financing	Total commercial loans	Percent of total
dollars in millions
Industry classification:
Agricultural	$745	$147	$143	$1,035	2.3%
Automotive	1,736	387	31	2,154	4.9
Business products	1,093	115	40	1,248	2.8
Business services	2,222	116	293	2,631	5.9
Commercial real estate	3,906	5,387	2	9,295	21.0
Construction materials and contractors	750	141	67	958	2.2
Consumer discretionary	2,521	347	270	3,138	7.1
Consumer services	1,683	452	73	2,208	5.0
Equipment	1,170	79	50	1,299	2.9
Financial	3,347	68	270	3,685	8.3
Healthcare	3,089	1,281	493	4,863	11.0
Materials manufacturing and mining	2,074	164	183	2,421	5.5
Media	349	22	88	459	1.0
Oil and gas	1,080	52	67	1,199	2.7
Public exposure	1,477	148	856	2,481	5.6
Technology	354	5	22	381.9
Transportation	806	90	836	1,732	3.9
Utilities	2,482	5	236	2,723	6.2
Other	356	6	—	362.8
Total	$31,240	$9,012	$4,020	$44,272	100.0%

Commercial, financial and agricultural. Our commercial, financial and agricultural loans, also referred to as “commercial and industrial,” represented 46% of our total loan portfolio at December 31, 2016, and 52% at December 31, 2015, and is the largest component of our total loans. These loans are originated by both Key Corporate Bank and Key Community Bank and consist of fixed and variable rate loans to our large, middle market, and small business clients.

We have experienced growth in new high credit quality loan commitments and utilization with clients in our middle market segment and KeyBanc Capital Markets. Our two largest industry classifications — commercial real estate and healthcare — increased by 21.8% and 12.9%, respectively, when compared to one year ago. The commercial real estate and healthcare industries represented approximately 12.0% and 8.8%, respectively, of the total commercial, financial and agricultural loan portfolio at December 31, 2016, and approximately 12.5% and 9.9%, respectively, at December 31, 2015. In addition, utilities and financial, which represented approximately 8.7% and 9.7%, respectively, of the commercial, financial and agricultural loan portfolio at December 31, 2016, increased 38.6% and 15.4%, respectively, from one year ago. The increases in our utilities and financial portfolios were due to the acquisition of First Niagara.

Our oil and gas loan portfolio represented $1.1 billion of outstanding commercial, financial and agricultural loans, or 1% of total loans outstanding at December 31, 2016. We have nearly 16 years of experience in energy lending with over 20 specialists dedicated to this sector, focusing on middle market companies, which is aligned with our relationship strategy.

The upstream segment, comprising oil and gas exploration and production, represents approximately 57% of our exposure, is primarily secured by oil and gas reserves, subject to a borrowing base, and is regularly stress-tested. The midstream segment, comprising mostly distribution companies, has lower exposure to commodity risk. Oil field services exposure is minimal and concentrated in very few borrowers. This mix was essentially unchanged from the prior year. Our total commitments in the oil and gas sector were approximately $3.2 billion at December 31, 2016.

Commercial real estate loans. Our commercial real estate lending business is conducted through two primary sources: our 15-state banking franchise, and KeyBank Real Estate Capital, a national line of business that cultivates relationships with owners of commercial real estate located both within and beyond the branch system. This line of business deals primarily with nonowner-occupied properties (generally properties for which at least 50% of the debt service is provided by rental income from nonaffiliated third parties) and accounted for approximately 69% of our average year-to-date commercial real estate loans, compared to 68% one year ago. KeyBank Real Estate Capital generally focuses on larger owners and operators of commercial real estate.

Commercial real estate loans totaled $17.5 billion at December 31, 2016, and $9 billion at December 31, 2015, and represented 20% and 15% of our total loan portfolio at December 31, 2016, and December 31, 2015, respectively. The increase from December 31, 2015, was due to the acquisition of First Niagara. These loans, which include both owner- and nonowner-occupied properties, represented 28% and 20% of our commercial loan portfolio at December 31, 2016, and December 31, 2015, respectively. We continue to de-risk the portfolio by changing our focus from developers to owners of completed and stabilized commercial real estate.

Figure 18 includes commercial mortgage and construction loans in both Key Community Bank and Key Corporate Bank. As shown in Figure 18, this loan portfolio is diversified by both property type and geographic location of the underlying collateral. Our growth in the Northeast region was primarily attributable to the acquisition of First Niagara.

As presented in Figure 18, at December 31, 2016, our commercial real estate portfolio included mortgage loans of $15.1 billion and construction loans of $2.3 billion, representing 18% and 3%, respectively, of our total loans. At December 31, 2016, nonowner-occupied loans represented 16% of our total loans and owner-occupied loans represented 4% of our total loans. The average size of mortgage loans originated during the fourth quarter of 2016 was $5.6 million, and our largest mortgage loan at December 31, 2016, had a balance of $74.1 million. At December 31, 2016, our average construction loan commitment was $9.4 million, our largest construction loan commitment was $65 million, and our largest construction loan amount outstanding was $32.3 million.

Also shown in Figure 18, 78% of our commercial real estate loans at December 31, 2016, were for nonowner-occupied properties compared to 72% at December 31, 2015. Approximately 17% of these loans were construction loans at December 31, 2016, and 15% were construction loans at December 31, 2015. Typically, these properties are not fully leased at the origination of the loan. The borrower relies upon additional leasing through the life of the loan to provide the cash flow necessary to support debt service payments. A significant decline in economic growth, and in turn rental rates and occupancy, would adversely affect our portfolio of construction loans.

Figure 18. Commercial Real Estate Loans

	Geographic Region
dollars in millions	West	Southwest	Central	Midwest	Southeast	Northeast	National	Total	Percent of Total	Construction	Commercial Mortgage
December 31, 2016
Nonowner-occupied:
Retail properties	$185	$99	$78	$414	$252	$719	$236	$1,983	11.4%	$191	$1,792
Multifamily properties	369	137	690	653	962	2,300	129	5,240	30.0	1,397	3,843
Health facilities	229	—	139	164	406	1,188	147	2,273	13.0	133	2,140
Office buildings	105	7	202	186	259	1,126	24	1,909	11.0	197	1,712
Warehouses	68	29	84	108	111	423	18	841	4.8	77	764
Manufacturing facilities	6	—	2	41	2	42	63	156.9		10	146
Hotels/Motels	14	—	16	5	24	179	—	238	1.4	49	189
Residential properties	1	—	20	1	2	206	—	230	1.3	77	153
Land and development	2	—	—	10	17	162	—	191	1.1	109	82
Other	48	12	2	57	51	347	83	600	3.4	45	555
Total nonowner-occupied	1,027	284	1,233	1,639	2,086	6,692	700	13,661	78.3	2,285	11,376
Owner-occupied	1,005	7	275	642	218	1,648	—	3,795	21.7	60	3,735
Total	$2,032	$291	$1,508	$2,281	$2,304	$8,340	$700	$17,456	100.0%	$2,345	$15,111
December 31, 2015
Total	$2,163	$277	$1,309	$1,671	$1,721	$1,282	$589	$9,012		$1,053	$7,959
December 31, 2016
Nonowner-occupied:
Nonperforming loans	1	—	—	$7	$1	$13	—	$22	N/M	$2	$20
Accruing loans past due 90 days or more	—	—	—	3	—	2	—	5	N/M	—	5
Accruing loans past due 30 through 89 days	$2	—	—	3	12	56	—	73	N/M	5	68

West –	Alaska, California, Hawaii, Idaho, Montana, Oregon, Washington, and Wyoming
Southwest –	Arizona, Nevada, and New Mexico
Central –	Arkansas, Colorado, Oklahoma, Texas, and Utah
Midwest –	Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, and Wisconsin
Southeast –	Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, Washington, D.C., and West Virginia
Northeast –	Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, and Vermont
National –	Accounts in three or more regions

Nonperforming loans related to nonowner-occupied properties increased by $6 million from December 31, 2015, to $22 million at December 31, 2016. Our nonowner-occupied commercial real estate portfolio has increased by 109.4%, or approximately $7.1 billion, since December 31, 2015, primarily due to the First Niagara acquisition. The increase also reflects many of our clients who have taken advantage of opportunities to permanently refinance their loans at historically low interest rates.

Commercial lease financing. We conduct commercial lease financing arrangements through our KEF line of business and have both the scale and array of products to compete in the equipment lease financing business. Commercial lease financing receivables represented 8% of commercial loans at December 31, 2016, and 9% of commercial loans at December 31, 2015.

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

Our concession types are primarily interest rate reductions, forgiveness of principal, and other modifications. Loan extensions are sometimes coupled with these primary concession types. Because economic conditions have improved modestly and we have restructured loans to provide the optimal opportunity for successful repayment by the borrower, certain of our TDR loans have returned to accrual status and consistently performed under the restructured loan terms over the past year.

If loan terms are extended at less than normal market rates for similar lending arrangements, our Asset Recovery Group is consulted to help determine if any concession granted would result in designation as a TDR. Transfer to our Asset Recovery Group is considered for any commercial loan determined to be a TDR. During 2016, we had $37 million of new TDR commercial loans compared to $43 million of new TDR commercial loans in 2015.

For more information on concession types for our commercial accruing and nonaccruing TDRs, see Note 6 (“Asset Quality”).

Figure 19. Commercial TDRs by Accrual Status

December 31,
in millions	2016	2015
Commercial TDRs by Accrual Status
Nonaccruing	$51	$52
Accruing	16	2
Total Commercial TDRs	$67	$54

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

Restructured nonaccrual loans may be returned to accrual status based on a current, well-documented evaluation of the credit, which would include analysis of the borrower’s financial condition, prospects for repayment under the modified terms, and alternate sources of repayment such as the value of loan collateral. We consider the borrower’s ability to perform under the modified terms for a reasonable period (generally a minimum of six months) before returning the loan to accrual status. Sustained historical repayment performance prior to the restructuring also may be taken into account. The primary consideration for returning a TDR loan to accrual status is the reasonable assurance that the full contractual principal balance of the loan and the ongoing contractually required interest payments will be fully repaid. Although our policy is a guideline, considerable judgment is required to review each borrower’s circumstances.

All loans processed as TDRs, including A notes and any non-charged-off B notes, are reported as TDRs during the calendar year in which the restructure took place. At December 31, 2016, we had $67 million of A note commercial TDRs. We did not have any B note commercial TDRs at December 31, 2016.

Additional information regarding TDRs is provided in Note 6 (“Asset Quality”).

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

Mortgage and construction loans with a loan-to-value ratio greater than 1.0 are accounted for as performing loans. These loans were not considered impaired due to one or more of the following factors: (i) underlying cash flow adequate to service the debt at a market rate of return with adequate amortization; (ii) a satisfactory borrower payment history; and (iii) acceptable guarantor support. As of December 31, 2016, we had one mortgage loan that had a loan-to-value ratio greater than 1.0.

Consumer loan portfolio

Consumer loans outstanding increased by $8.5 billion, or 54.6%, from one year ago, largely due to the acquisition of First Niagara, partially offset by paydowns in our home equity loan portfolio.

The home equity portfolio is the largest segment of our consumer loan portfolio. Approximately 99% of this portfolio at December 31, 2016, was originated from our Key Community Bank within our 15-state footprint. The remainder of the portfolio, which has been in an exit mode since the fourth quarter of 2007, was originated from the Consumer Finance line of business and is now included in Other Segments. Home equity loans in Key Community Bank increased by $2.4 billion, or 23%, over the past twelve months, primarily due to the acquisition of First Niagara.

As shown in Figure 14, we held the first lien position for approximately 57% of the Key Community Bank home equity portfolio at December 31, 2016, and 61% at December 31, 2015. For consumer loans with real estate collateral, we track borrower performance monthly. Regardless of the lien position, credit metrics are refreshed quarterly, including recent Fair Isaac Corporation scores as well as original and updated loan-to-value ratios. This information is used in establishing the ALLL. Our methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses.”

At December 31, 2016, 43% of our home equity portfolio was secured by second lien mortgages. On at least a quarterly basis, we continue to monitor the risk characteristics of these loans when determining whether our loss estimation methods are appropriate.

Figure 20 summarizes our home equity loan portfolio by source at the end of each of the last five years, as well as certain asset quality statistics and yields on the portfolio as a whole.

Figure 20. Home Equity Loans

December 31,
dollars in millions	2016	2015	2014	2013	2012
Home Equity Loans	$12,674	$10,335	$10,633	$10,674	$10,239
Nonperforming loans at year end (a), (b), (c)	$223	$190	$195	$220	$231
Net loan charge-offs for the year	16	21	32	66	118
Yield for the year	4.04%	3.98%	4.02%	4.07%	4.21%

(a)	Nonperforming loans exclude $30 million of PCI loans at December 31, 2016.

(b)
December 31, 2012, includes $48 million of performing home equity second liens that are subordinate to first liens and 120 days or more past due or in foreclosure, or for which the first mortgage delinquency timeframe is unknown. Such second liens are now being reported as nonperforming loans based upon regulatory guidance issued in January 2012.

(c)
December 31, 2012, includes $72 million of performing secured loans that were discharged through Chapter 7 bankruptcy and not formally re-affirmed as addressed in regulatory guidance that was updated in the third quarter of 2012. Such loans have been designated as nonperforming and TDRs.

Loans held for sale

As shown in Note 5 (“Loans and Loans Held for Sale”), our loans held for sale were $1.1 billion at December 31, 2016, compared to $639 million at December 31, 2015.

At December 31, 2016, loans held for sale included $1 billion of commercial mortgages, which increased by $490 million from December 31, 2015, $19 million of commercial, financial and agricultural loans, which decreased by $57 million from December 31, 2015, and $62 million of residential mortgage loans, which increased by $45 million from December 31, 2015. We did not have any commercial lease financing loans held for sale at December 31, 2016, a decrease of $14 million from December 31, 2015. Valuations are conducted using internal models that rely on market data from sales or nonbinding bids on similar assets, including credit spreads, treasury rates, interest rate curves and risk profiles, as well as our own assumptions about the exit market for the loans and details about individual loans within the respective portfolios. We review our assumptions quarterly. For additional information related to the valuation of loans held for sale, see Note 7 (“Fair Value Measurements”).

Loan sales

As shown in Figure 21, which summarizes our loan sales for 2016 and 2015, during 2016, we sold $6.8 billion of commercial real estate loans, $354 million of commercial lease financing loans, $692 million of residential real estate loans, and $317 million of commercial loans. Most of these sales came from the held-for-sale portfolio; however, $140 million of these loan sales related to the held-to-maturity portfolio.

Among the factors that we consider in determining which loans to sell are:

•	our business strategy for particular lending areas;

•	whether particular lending businesses meet established performance standards or fit with our relationship banking strategy;

•	our A/LM needs;

•	the cost of alternative funding sources;

•	the level of credit risk;

•	capital requirements; and

•	market conditions and pricing.

Figure 21. Loans Sold (Including Loans Held for Sale)

in millions	Commercial	Commercial Real Estate	Commercial Lease Financing	Residential Real Estate	Total
2016
Fourth quarter	$83	$2,521	$93	$232	$2,929
Third quarter	105	1,791	52	260	2,208
Second quarter	83	1,518	121	111	1,833
First quarter	46	925	88	89	1,148
Total	$317	$6,755	$354	$692	$8,118

2015
Fourth quarter	$86	$1,570	$204	$104	$1,964
Third quarter	150	1,246	100	142	1,638
Second quarter	41	2,210	48	188	2,487
First quarter	58	1,010	63	120	1,251
Total	$335	$6,036	$415	$554	$7,340

Figure 22 shows loans that are either administered or serviced by us but not recorded on the balance sheet. The table includes loans that have been sold.
Figure 22. Loans Administered or Serviced

December 31, in millions	2016	2015	2014	2013	2012
Commercial real estate loans	$218,135	$211,274	$191,407	$177,731	$107,630
Residential mortgage	4,198	—	—	—	—
Education loans	1,122	1,339	1,589	—	—
Commercial lease financing	899	932	722	717	520
Commercial loans	418	335	344	327	343
Total	$224,772	$213,880	$194,062	$178,775	$108,493

In the event of default by a borrower, we are subject to recourse with respect to approximately $2.5 billion of the $224.8 billion of loans administered or serviced at December 31, 2016. Additional information about this recourse arrangement is included in Note 21 (“Commitments, Contingent Liabilities, and Guarantees”) under the heading “Recourse agreement with FNMA.”

We derive income from several sources when retaining the right to administer or service loans that are sold. We earn noninterest income (recorded as “other income”) from fees for servicing or administering loans. This fee income is reduced by the amortization of related servicing assets. In addition, we earn interest income from investing funds generated by escrow deposits collected in connection with the servicing of commercial real estate loans. Additional information about our mortgage servicing assets is included in Note 10 (“Mortgage Servicing Assets”).

Maturities and sensitivity of certain loans to changes in interest rates

Figure 23 shows the remaining maturities of certain commercial and real estate loans, and the sensitivity of those loans to changes in interest rates. At December 31, 2016, approximately 26.7% of these outstanding loans were scheduled to mature within one year.

Figure 23. Remaining Maturities and Sensitivity of Certain Loans to Changes in Interest Rates

December 31, 2016
in millions	Within One Year	One - Five Years	Over Five Years	Total
Commercial, financial and agricultural	$11,482	$22,195	$6,091	$39,768
Real estate — construction	956	1,049	340	2,345
Real estate — residential and commercial mortgage	4,294	9,666	6,698	20,658
	$16,732	$32,910	$13,129	$62,771
Loans with floating or adjustable interest rates (a)		$28,013	$8,989	$37,002
Loans with predetermined interest rates (b)		4,897	4,140	9,037
		$32,910	$13,129	$46,039

(a)	Floating and adjustable rates vary in relation to other interest rates (such as the base lending rate) or a variable index that may change during the term of the loan.

(b)	Predetermined interest rates either are fixed or may change during the term of the loan according to a specific formula or schedule.

Securities
Our securities portfolio totaled $30.4 billion at December 31, 2016, compared to $19.1 billion at December 31, 2015. Available-for-sale securities were $20.2 billion at December 31, 2016, compared to $14.2 billion at December 31, 2015. Held-to-maturity securities were $10.2 billion at December 31, 2016, compared to $4.9 billion at December 31, 2015.
As shown in Figure 24, all of our mortgage-backed securities, which include both securities available-for-sale and held-to-maturity securities, are issued by government-sponsored enterprises or GNMA, and are traded in liquid secondary markets. These securities are recorded on the balance sheet at fair value for the available-for-sale portfolio and at cost for the held-to-maturity portfolio. For more information about these securities, see Note 7 (“Fair Value Measurements”) under the heading “Qualitative Disclosures of Valuation Techniques,” and Note 8 (“Securities”).
Figure 24. Mortgage-Backed Securities by Issuer

December 31, in millions	2016	2015
FHLMC	$6,415	$4,349
FNMA	9,879	4,511
GNMA	13,920	10,152
Total(a)	$30,214	$19,012

(a)	Includes securities held in the available-for-sale and held-to-maturity portfolios.

Securities available for sale

The majority of our securities available-for-sale portfolio consists of Federal Agency CMOs and mortgage-backed securities. CMOs are debt securities secured by a pool of mortgages or mortgage-backed securities. These mortgage securities generate interest income, serve as collateral to support certain pledging agreements, and provide liquidity value under regulatory requirements. At December 31, 2016, we had $20.0 billion invested in CMOs and other mortgage-backed securities in the available-for-sale portfolio, compared to $14.2 billion at December 31, 2015.

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

Our investing activities continue to complement other balance sheet developments and provide for our ongoing liquidity management needs. Our actions to not reinvest the monthly security cash flows at various times served to provide the liquidity necessary to address our funding requirements. These funding requirements included ongoing loan growth and occasional debt maturities. At other times, we may make additional investments that go beyond the replacement of maturities or mortgage security cash flows as our liquidity position and/or interest rate risk management strategies may require. Lastly, our focus on investing in high quality liquid assets, including GNMA-related securities, is related to liquidity management strategies to satisfy regulatory requirements.
Figure 25 shows the composition, yields, and remaining maturities of our securities available for sale. For more information about these securities, including gross unrealized gains and losses by type of security and securities pledged, see Note 8 (“Securities”).

Figure 25. Securities Available for Sale

dollars in millions	U.S. Treasury, Agencies, and Corporations	States and Political Subdivisions	Agency Residential Collateralized Mortgage Obligations(a),(b)	Agency Residential Mortgage-backed Securities(a),(b)	Agency Commercial Mortgage-backed Securities(a)	Other Securities		Total		Weighted-Average Yield(d)
December 31, 2016
Remaining maturity:
One year or less	$18	$1	$156	$18	—	—		$193		2.78%
After one through five years	54	10	14,640	1,741	$1,651	$13		18,109		1.99
After five through ten years	111	—	1,612	76	92	7		1,898		1.99
After ten years	1	—	—	11	—	—		12		2.89
Fair value	$184	$11	$16,408	$1,846	$1,743	$20		$20,212		—
Amortized cost	188	11	16,652	1,857	1,778	21		20,507		2.00%
Weighted-average yield (c)	1.51%	9.95%	1.98%	2.04%	2.20%	.01%	(d)	2.00%	(d)	—
Weighted-average maturity	4.7 years	2.5 years	4.0 years	3.5 years	3.8 years	3.4 years		3.9 years		—
December 31, 2015
Fair value	—	$14	$11,995	$2,189	$—	$20		$14,218		—
Amortized cost	—	14	12,082	2,193	—	21		14,310		2.14%
December 31, 2014
Fair value	—	$23	$11,270	$2,035	$—	$32		$13,360		—
Amortized cost	—	22	11,310	2,004	—	29		13,365		2.24%

(a)	Maturity is based upon expected average lives rather than contractual terms.

(b)
“Collateralized Mortgage Obligations” and “Other Mortgage-backed Securities” were renamed to “Agency Residential Collateralized Mortgage Obligations” and “Agency Residential Mortgage-backed Securities” in September 2016. There was no reclassification of previously reported balances.

(c)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(d)	Excludes $10 million of securities at December 31, 2016, that have no stated yield.

Held-to-maturity securities
Federal Agency CMOs and mortgage-backed securities constitute essentially all of our held-to-maturity securities. The remaining balance comprises foreign bonds. Figure 26 shows the composition, yields and remaining maturities of these securities.

Figure 26. Held-to-Maturity Securities

dollars in millions	Agency Residential Collateralized Mortgage Obligations(a)	Agency Residential Mortgage-backed Securities(a)	Agency Commercial Mortgage-backed Securities(a)	Other Securities	Total	Weighted-Average Yield(b)
December 31, 2016
Remaining maturity:
One year or less	$52	—	—	$2	$54	2.44%
After one through five years	6,665	$214	—	13	6,892	1.91
After five through ten years	1,687	415	$576	—	2,678	2.24
After ten years	—	—	608	—	608	2.66
Amortized cost	$8,404	$629	$1,184	$15	$10,232	2.05%
Fair value	8,232	624	1,136	15	10,007	—
Weighted-average yield(b)	1.92%	2.63%	2.62%	2.76%	2.05%	—
Weighted-average maturity	4.1 years	5.8 years	10.1 years	2.0 years	4.9 years	—
December 31, 2015
Amortized cost	$4,174	$703	—	$20	$4,897	2.01%
Fair value	4,129	699	—	20	4,848	—
December 31, 2014
Amortized cost	$4,755	$240	—	$20	$5,015	1.95%
Fair value	4,713	241	—	20	4,974	—

(a)
“Collateralized Mortgage Obligations” and “Other Mortgage-backed Securities” were renamed to “Agency Residential Collateralized Mortgage Obligations” and “Agency Residential Mortgage-backed Securities” in September 2016. There was no reclassification of previously reported balances.

(b)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.
Other investments
Principal investments — investments in equity and debt instruments made by our Principal Investing unit — represented 25% and 46% of other investments at December 31, 2016, and December 31, 2015, respectively. They include direct investments (investments made in a particular company) as well as indirect investments (investments made through funds that include other investors). Principal investments are predominantly made in privately held companies and are carried at fair value. The fair value of the direct investments was $27 million at December 31, 2016, and $69 million at December 31, 2015, while the fair value of the indirect investments was $158 million at December 31, 2016, and $235 million at December 31, 2015. Under the requirements of the Volcker Rule, we will be required to dispose of some or all of our indirect investments. The Federal Reserve extended the conformance period to July 21, 2017, for all banking entities with respect to covered funds. On January 13, 2017, Key filed for an additional extension for illiquid funds, to retain certain indirect investments until the earlier of the date on which the investment is conformed or is expected to mature or July 21, 2022. The application for an extension was approved on February 14, 2017. As of December 31, 2016, we have not committed to a plan to sell these investments. Therefore, these investments continue to be valued using the net asset value per share methodology. For more information about the Volcker Rule, see the discussion in Item 1 under the heading “Other Regulatory Developments under the Dodd-Frank Act – ‘Volcker Rule’” in the section entitled “Supervision and Regulation.”
In addition to principal investments, “other investments” include real-estate-related investments that are carried at fair value, as well as other types of investments that generally are carried at cost. The real-estate-related investments were valued at $6 million at December 31, 2016, and $8 million at December 31, 2015. Additional information pertaining to these investments are included in the “Changes in Level 3 Fair Value Measurements” section of Note 7 (“Fair Value Measurements”).
Most of our other investments are not traded on an active market. We determine the fair value at which these investments should be recorded based on the nature of the specific investment and all available relevant information. This review may encompass such factors as the issuer’s past financial performance and future potential, the values of public companies in comparable businesses, the risks associated with the particular business or investment type, current market conditions, the nature and duration of resale restrictions, the issuer’s payment history, our knowledge of the industry, third-party data, and other relevant factors. As of December 31, 2016, net gains from our principal investing activities (including results attributable to noncontrolling interests) totaled $20 million, which includes $58 million of net unrealized losses. These net gains are recorded as “net gains (losses) from principal investing” on the income statement. Additional information regarding these investments is provided in Note 7.
Deposits and other sources of funds
Domestic deposits are our primary source of funding. The composition of our average deposits is shown in Figure 5 in the section entitled “Net interest income.” During 2016, average domestic deposits were $86.4 billion and represented 85% of the funds we used to support loans and other earning assets, compared to $70.1 billion and 85% during 2015. The increase was primarily attributable to the acquisition of First Niagara, higher interest-bearing deposits resulting from core deposit growth in our retail banking franchise, and growth in escrow deposits from the commercial mortgage servicing business.
Wholesale funds, consisting of deposits in our foreign office and short-term borrowings, averaged $1.3 billion during 2016, compared to $1.7 billion during 2015. The decrease from 2015 was caused by declines of $145 million in federal funds purchased and securities sold under repurchase agreements and $489 million in foreign office deposits, partially offset by an increase of $280 million in bank notes and other short-term borrowings.
At December 31, 2016, we had $5.5 billion in time deposits of $100,000 or more. Figure 27 shows the maturity distribution of these deposits.
Figure 27. Maturity Distribution of Time Deposits of $100,000 or More

December 31, 2016	Domestic Offices	Total(a)
in millions
Remaining maturity:
Three months or less	$1,316	$1,316
After three through six months	745	745
After six through twelve months	1,154	1,154
After twelve months	2,268	2,268
Total	$5,483	$5,483

(a)	There were no deposits in foreign offices at December 31, 2016.
Capital
At December 31, 2016, our shareholders’ equity was $15.2 billion, up $4.5 billion from December 31, 2015. The following sections discuss certain factors that contributed to this change. For other factors that contributed to the change, see the Consolidated Statements of Changes in Equity and Note 23 (“Shareholders' Equity”).

CCAR and capital actions
As part of its ongoing supervisory process, the Federal Reserve requires BHCs like KeyCorp to submit an annual comprehensive capital plan and to update that plan to reflect material changes in the BHC’s risk profile, business strategies, or corporate structure, including but not limited to changes in planned capital actions. In April 2016, we submitted to the Federal Reserve and provided to the OCC our 2016 capital plan under the annual CCAR process. On June 29, 2016, the Federal Reserve announced that it did not object to our 2016 capital plan. Share repurchases of up to $350 million were included in the 2016 capital plan, which is effective through the second quarter of 2017. As previously reported, we resumed our share repurchase program under the 2016 capital plan following the close of the First Niagara acquisition. We completed $133 million of common share repurchases during 2016, including repurchases to offset issuances of common shares under our employee compensation plans.
Dividends
As previously reported, our 2015 capital plan proposed an increase in our quarterly common share dividend from $.075 to $.085 per share, which was approved by our Board in May 2016. An additional potential increase in our quarterly common share dividend, up to $.095 per share, will be considered by the Board for the second quarter of the 2017, consistent with the 2016 capital plan. Other changes to future dividends may be evaluated by the Board based upon our earnings, financial condition, and other factors, including regulatory review. Further information regarding the capital planning process and CCAR is included in the “Supervision and Regulation” section of Item 1 of this report under the heading “Regulatory capital and liquidity.”

Consistent with the 2016 capital plan, we made a dividend payment of $.085 per share during each of the second, third, and fourth quarters of 2016, totaling $235 million, and a dividend payment of $.075 per share, or $63 million, during the first quarter of 2016.
We also made quarterly dividend payments of $1.9375 per share on our Series A Preferred Stock during each quarter of 2016 for a total of $22 million. In the fourth quarter of 2016 we made a quarterly dividend payment of $.539063 per share on our Series C Preferred Stock for a total of $8 million. We also made a quarterly dividend payment of $13.33 per depositary share on the depositary shares related to our Series D Preferred Stock for a total of $7 million in the fourth quarter of 2016.
Common shares outstanding
Our common shares are traded on the NYSE under the symbol KEY with 43,291 holders of record at December 31, 2016. Our book value per common share was $12.58 based on 1.08 billion shares outstanding at December 31, 2016, compared to $12.51 based on 835.8 million shares outstanding at December 31, 2015. At December 31, 2016, our tangible book value per common share was $9.99, compared to $11.22 at December 31, 2015.
Figure 44 in the section entitled “Fourth Quarter Results” shows the market price ranges of our common shares, per common share earnings, and dividends paid by quarter for each of the last two years.
Figure 28 compares the price performance of our common shares (based on an initial investment of $100 on December 31, 2011, and assuming reinvestment of dividends) with that of the Standard & Poor’s 500 Index and a group of other banks that constitute our peer group. The peer group consists of the banks that make up the Standard & Poor’s 500 Regional Bank Index and the banks that make up the Standard & Poor’s 500 Diversified Bank Index. We are included in the Standard & Poor’s 500 Index and the peer group.

Figure 28. Common Share Price Performance (2012- 2016)(a)

(a)	Share price performance is not necessarily indicative of future price performance.

Figure 29 shows activities that caused the change in our outstanding common shares over the past two years.
Figure 29. Changes in Common Shares Outstanding

		2016 Quarters
in thousands	2016	Fourth	Third	Second	First	2015
Shares outstanding at beginning of period	835,751	1,082,055	842,703	842,290	835,751	859,403
Common shares repurchased	(9,620)	(4,380)	(5,240)	—	—	(31,267)
Shares reissued (returned) under employee benefit plans	13,451	1,642	4,857	413	6,539	7,582
Series A Preferred Stock exchanged for common shares	—	—	—	—	—	33
Common shares issued to acquire First Niagara	239,732	(3)	239,735	—	—	—
Shares outstanding at end of period	1,079,314	1,079,314	1,082,055	842,703	842,290	835,751

At December 31, 2016, we had 177.4 million treasury shares, compared to 181.2 million treasury shares at December 31, 2015. During 2016, common shares outstanding increased by 244 million shares due to common shares issued to acquire First Niagara and shares reissued under employee benefit plans, partially offset by common share repurchases under our 2016 capital plan. Going forward, we expect to reissue treasury shares as needed in connection with stock-based compensation awards and for other corporate purposes.
As discussed in further detail in the “Supervision and Regulation” section in Item 1 of this report under the heading “Capital planning and stress testing,” we are required to annually submit a capital plan to the Federal Reserve setting forth planned capital actions, including any share repurchases our Board of Directors and management intend to make during the year (subject to the Federal Reserve’s notice of non-objection). Pursuant to that requirement, we will submit our 2017 capital plan to the Federal Reserve for review in April 2017.
Capital adequacy
Capital adequacy is an important indicator of financial stability and performance. All of our capital ratios remained in excess of regulatory requirements at December 31, 2016. Our capital and liquidity levels are intended to position us to weather an adverse credit cycle while continuing to serve our clients’ needs, as well as to meet the Regulatory Capital Rules described in the “Supervision and regulation” section of Item 1 of this report. Our shareholders’ equity to assets ratio was 11.17% at December 31, 2016, compared to 11.30% at December 31, 2015. Our tangible common equity to tangible assets ratio was 8.09% at December 31, 2016, compared to 9.98% at December 31, 2015.
The capital modifications mandated by the Regulatory Capital Rules, which became effective on January 1, 2015, for KeyCorp, require higher and better-quality capital and introduced a new capital measure, “Common Equity Tier 1.” The Regulatory Capital Rules phased out the treatment of certain capital securities and cumulative preferred securities as eligible Tier 1 capital. The phase-out period, which began January 1, 2015, for standardized approach banking organizations such as KeyCorp, resulted in our trust preferred securities issued by the KeyCorp capital trusts being treated only as Tier 2 capital starting in 2016. The new minimum capital and leverage ratios under the Regulatory Capital Rules together with the estimated ratios of KeyCorp at December 31, 2016, calculated on a fully phased-in basis, are set forth under the heading “Basel III” in the “Supervision and Regulation” section in Item 1 of this report.
As of January 1, 2016, KeyCorp (and its banking subsidiaries) were each required to maintain, on a consolidated basis, a minimum Tier 1 risk-based capital ratio of 6.0%, a total risk-based capital ratio of 8.0%, and a Tier 1 leverage ratio of 4.0%. At December 31, 2016, our Tier 1 risk-based capital ratio, total risk-based capital ratio, and Tier 1 leverage ratio were 10.89%, 12.85%, and 9.90%, respectively, compared to 11.35%, 12.97%, and 10.72%, respectively, at December 31, 2015. Information regarding the regulatory capital ratios of KeyCorp’s banking subsidiaries is presented in Note 23 (“Shareholders' Equity”).
Common Equity Tier 1 is not formally defined by GAAP and is considered to be a non-GAAP financial measure. Figure 4 in the “Highlights of Our Performance” section reconciles Key shareholders’ equity, the GAAP performance measure, to Common Equity Tier 1, the corresponding non-GAAP measure. Beginning with the implementation of the Regulatory Capital Rules, deferred tax assets that arise from net operating loss and tax credit carryforwards are deductible from Common Equity Tier 1 on a phase-in basis. As of December 31, 2016, this balance was $4 million. As of January 1, 2016, KeyCorp (and its banking subsidiaries) were each required to maintain, on a consolidated basis, a minimum Common Equity Tier 1 capital ratio of 4.5%. Our Common Equity Tier 1 ratio was 9.54% at December 31, 2016.

Figure 30 represents the details of our regulatory capital positions at December 31, 2016, and December 31, 2015, under the Regulatory Capital Rules.
Figure 30. Capital Components and Risk-Weighted Assets

December 31, dollars in millions		2016	2015
COMMON EQUITY TIER 1
Key shareholders’ equity (GAAP)		$15,240	$10,746
Less:	Series A Preferred Stock (a)	1,640	281
	Common Equity Tier 1 capital before adjustments and deductions	13,600	10,465
Less:	Goodwill, net of deferred taxes	2,405	1,034
	Intangible assets, net of deferred taxes	155	26
	Deferred tax assets	4	1
	Net unrealized gains (losses) on available-for-sale securities, net of deferred taxes	(185)	(58)
	Accumulated gains (losses) on cash flow hedges, net of deferred taxes	(52)	(20)
	Amounts in AOCI attributed to pension and postretirement benefit costs, net of deferred taxes	(339)	(365)
	Total Common Equity Tier 1 capital	$11,612	$9,847
TIER 1 CAPITAL
Common Equity Tier 1		$11,612	$9,847
Additional Tier 1 capital instruments and related surplus		1,640	281
Non-qualifying capital instruments subject to phase out		—	85
Less:	Deductions	3	1
	Total Tier 1 capital	13,249	10,212
TIER 2 CAPITAL
Tier 2 capital instruments and related surplus		1,450	578
Allowance for losses on loans and liability for losses on lending-related commitments (b)		939	881
Net unrealized gains on available-for-sale preferred stock classified as an equity security		—	—
Less:	Deductions	—	—
	Total Tier 2 capital	2,389	1,459
	Total risk-based capital	$15,638	$11,671

RISK-WEIGHTED ASSETS
Risk-weighted assets on balance sheet		$94,959	$67,390
Risk-weighted off-balance sheet exposure		25,848	21,983
Market risk-equivalent assets		864	607
	Gross risk-weighted assets	121,671	89,980
Less:	Excess allowance for loan and lease losses	—	—
	Net risk-weighted assets	$121,671	$89,980

AVERAGE QUARTERLY TOTAL ASSETS		$133,795	$95,272

CAPITAL RATIOS
Tier 1 risk-based capital		10.89%	11.35%
Total risk-based capital		12.85	12.97
Leverage (c)		9.90	10.72
Common Equity Tier 1		9.54	10.94

(a)	Net of capital surplus.

(b)
The ALLL included in Tier 2 capital is limited by regulation to 1.25% of the institution’s standardized total risk-weighted assets (excluding its standardized market risk-weighted assets). The ALLL includes $24 million of allowance classified as “discontinued assets” on the balance sheet at December 31, 2016.

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

In accordance with the applicable accounting guidance for consolidations, we consolidate a VIE if we have: (i) a variable interest in the entity; (ii) the power to direct activities of the VIE that most significantly impact the entity’s economic performance; and (iii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE (i.e., we are considered to be the primary beneficiary). Additional information regarding the nature of VIEs and our involvement with them is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Basis of Presentation,” and in Note 12 (“Variable Interest Entities”).
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
Commitments to extend credit or funding
Loan commitments provide for financing on predetermined terms as long as the client continues to meet specified criteria. These commitments generally carry variable rates of interest and have fixed expiration dates or other termination clauses. We typically charge a fee for our loan commitments. Since a commitment may expire without resulting in a loan or being fully utilized, the total amount of an outstanding commitment may significantly exceed any related cash outlay. Further information about our loan commitments at December 31, 2016, is presented in Note 21 (“Commitments, Contingent Liabilities, and Guarantees”) under the heading “Commitments to Extend Credit or Funding.” Figure 31 shows the remaining contractual amount of each class of commitment to extend credit or funding. For loan commitments and commercial letters of credit, this amount represents our maximum possible accounting loss on the unused commitment if the borrower were to draw upon the full amount of the commitment and subsequently default on payment for the total amount of the then outstanding loan.

Other off-balance sheet arrangements
Other off-balance sheet arrangements include financial instruments that do not meet the definition of a guarantee in accordance with the applicable accounting guidance, and other relationships, such as liquidity support provided to asset-backed commercial paper conduits, indemnification agreements and intercompany guarantees. Information about such arrangements is provided in Note 21 under the heading “Other Off-Balance Sheet Risk.”
Contractual obligations
Figure 31 summarizes our significant contractual obligations, and lending-related and other off-balance sheet commitments at December 31, 2016, by the specific time periods in which related payments are due or commitments expire.

Figure 31. Contractual Obligations and Other Off-Balance Sheet Commitments

December 31, 2016	Within 1 year	After 1 through 3 years	After 3 through 5 years	After 5 years	Total
in millions
Contractual obligations:(a)
Deposits with no stated maturity	$93,906	$—	$—	$—	$93,906
Time deposits of $100,000 or more	3,215	2,064	156	48	5,483
Other time deposits	2,773	1,615	208	102	4,698
Federal funds purchased and securities sold under repurchase agreements	1,502	—	—	—	1,502
Bank notes and other short-term borrowings	808	—	—	—	808
Long-term debt	270	5,123	4,509	2,482	12,384
Noncancelable operating leases	149	248	181	390	968
Liability for unrecognized tax benefits	53	—	—	—	53
Purchase obligations:
Banking and financial data services	76	26	1	—	103
Telecommunications	11	8	1	—	20
Professional services	9	9	1	—	19
Technology equipment and software	68	56	10	7	141
Other	8	9	—	—	17
Total purchase obligations	172	108	13	7	300
Total	$102,848	$9,158	$5,067	$3,029	$120,102
Lending-related and other off-balance sheet commitments:
Commercial, including real estate	$14,280	$10,939	$10,225	$1,962	$37,406
Home equity	635	1,085	1,213	6,733	9,666
Credit cards	5,653	—	—	—	5,653
Purchase cards	293	—	—	—	293
When-issued and to-be-announced securities commitments	34	—	—	—	34
Commercial letters of credit	91	48	4	—	143
Principal investing commitments	28	9	—	—	37
Tax credit investment commitments	466	—	—	—	466
Liabilities of certain limited partnerships and other commitments	2	—	—	—	2
Total	$21,482	$12,081	$11,442	$8,695	$53,700

(a)	Deposits and borrowings exclude interest.

Guarantees
We are a guarantor in various agreements with third parties. As guarantor, we may be contingently liable to make payments to the guaranteed party based on changes in a specified interest rate, foreign exchange rate or other variable (including the occurrence or nonoccurence of a specified event). These variables, known as underlyings, may be related to an asset or liability, or another entity’s failure to perform under a contract. Additional information regarding these types of arrangements is presented in Note 21 under the heading “Guarantees.”
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

Trading market risk

Key incurs market risk as a result of trading, investing, and client facilitation activities, principally within Key Corporate Bank. Key has exposures to a wide range of interest rates, equity prices, foreign exchange rates, credit spreads, and commodity prices, as well as the associated implied volatilities and spreads. Our primary market risk exposures are a result of trading activities in the derivative and fixed income markets and maintaining positions in these instruments. We maintain modest trading inventories to facilitate customer flow, make markets in securities, and hedge certain risks. The majority of our positions are traded in active markets.

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

Covered positions.  We monitor the market risk of our covered positions, which includes all of our trading positions as well as all foreign exchange and commodity positions, regardless of whether the position is in a trading account. All positions in the trading account are recorded at fair value, and changes in fair value are reflected in our consolidated statements of income. Information regarding our fair value policies, procedures, and methodologies is provided in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Fair Value Measurements” and Note 7 (“Fair Value Measurements”) in this report. Instruments that are used to hedge nontrading activities, such as bank-issued debt and loan portfolios, equity positions that are not actively traded, and securities financing activities, do not meet the definition of a covered position. The MRM is responsible for identifying our portfolios as either covered or non-covered. The Covered Position Working Group develops the final list of covered positions, and a summary is provided to the Market Risk Committee.

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

VaR and stressed VaR.  VaR is the estimate of the maximum amount of loss on an instrument or portfolio due to adverse market conditions during a given time interval within a stated confidence level. Stressed VaR is used to assess extreme conditions on market risk within our trading portfolios. The MRM calculates VaR and stressed VaR on a daily basis, and the results are distributed to appropriate management. VaR and stressed VaR results are also provided to our regulators and utilized in regulatory capital calculations.

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

Actual losses for the total covered positions did not exceed aggregate daily VaR on any day during the quarters ended December 31, 2016, and December 31, 2015. The MRM backtests our VaR model on a daily basis to evaluate its predictive power. The test compares VaR model results at the 99% confidence level to daily held profit and loss. Results of backtesting are provided to the Market Risk Committee. Backtesting exceptions occur when trading losses exceed VaR.

We do not engage in correlation trading, or utilize the internal model approach for measuring default and credit migration risk. Our net VaR approach incorporates diversification, but our VaR calculation does not include the impact of counterparty risk and our own credit spreads on derivatives.

The aggregate VaR at the 99% confidence level for all covered positions was $1.9 million at December 31, 2016, and $1.2 million at December 31, 2015. The increase in aggregate VaR was primarily due to the composition of our fixed income portfolio. Figure 32 summarizes our VaR at the 99% confidence level for significant portfolios of covered positions for the three months ended December 31, 2016, and December 31, 2015. During this period, none of our significant portfolios daily trading VaR numbers exceeded their VaR limits or stress VaR limits.

Figure 32. VaR for Significant Portfolios of Covered Positions

	2016				2015
	Three months ended December 31,				Three months ended December 31,
in millions	High	Low	Mean	December 31,	High	Low	Mean	December 31,
Trading account assets:
Fixed income	$1.5	$.4	$.9	$1.5	$1.0	$.4	$.6	$.5
Derivatives:
Interest rate	$.1	—	$.1	$.1	$.1	—	$.1	$.1
Credit	.3	—	.2	.1	.4	$.2	.3	.4

Stressed VaR is calculated using our general VaR results at the 99% confidence level and applying certain assumptions. The aggregate stressed VaR for all covered positions was $4.1 million at December 31, 2016, and $3.5 million at December 31, 2015. Figure 33 summarizes our stressed VaR for significant portfolios of covered positions for the three months ended December 31, 2016, and December 31, 2015, as used for market risk capital charge calculation purposes.

Figure 33. Stressed VaR for Significant Portfolios of Covered Positions

	2016				2015
	Three months ended December 31,				Three months ended December 31,
in millions	High	Low	Mean	December 31,	High	Low	Mean	December 31,
Trading account assets:
Fixed income	$3.4	$1.3	$2.5	$3.1	$3.0	$1.3	$1.9	$1.5
Derivatives:
Interest rate	$.3	$.1	$.2	$.3	$.3	$.1	$.2	$.3
Credit	.6	.1	.4	.1	1.3	.5	.9	1.3

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

Net interest income simulation analysis.  The primary tool we use to measure our interest rate risk is simulation analysis. For purposes of this analysis, we estimate our net interest income based on the current and projected composition of our on- and off-balance sheet positions, accounting for recent and anticipated trends in customer activity. The analysis also incorporates assumptions for the current and projected interest rate environments, and balance sheet growth projections based on a most likely macroeconomic view. While simulation modeling assumes that residual risk exposures are managed within the risk appetite and Board approved policy limits, the results also reflect management’s desired interest rate risk positioning. Achieving the current modeled position typically requires purchases of investment securities to replace security cash flows and the execution of new interest rate swaps. The simulation model estimates the amount of net interest income at risk by simulating the change in net interest income that would occur if interest rates were to gradually increase or decrease over the next 12 months. Our standard rate scenarios encompass a gradual, parallel increase or decrease of 200 basis points, but due to the low interest rate environment, we have modified the standard decrease scenario to a gradual, parallel decrease of 75 basis points over five months with no change over the following seven months. After calculating the amount of net interest income at risk to interest rate changes, we compare that amount with the base case of an unchanged interest rate environment.

Figure 34 presents the results of the simulation analysis at December 31, 2016, and December 31, 2015. At December 31, 2016, our simulated impact to changes in interest rates was modestly asset sensitive. Tolerance levels for risk management require the development of remediation plans to maintain residual risk within tolerance if simulation modeling demonstrates that a gradual, parallel 200 basis point increase or 75 basis point decrease in interest rates over the next 12 months would adversely affect net interest income over the same period by more than 5.5%. In December 2016, the Federal Reserve increased the range for the Federal Funds Target Rate, which led to an increase in the magnitude of the declining rate scenario to 75 basis points. As a result of the change, our modeled exposure to declining rates increased. The modeled exposure depends on the relationships of interest rates on our interest earning assets and interest bearing liabilities. As shown in Figure 34, we are operating within these levels as of December 31, 2016.

Figure 34. Simulated Change in Net Interest Income

December 31, 2016
Basis point change assumption (short-term rates)	-75	+200
Tolerance level	-5.50%	-5.50%
Interest rate risk assessment	-2.94%	1.13%
December 31, 2015
Basis point change assumption (short-term rates)	-50	+200
Tolerance level	-4.00%	-4.00%
Interest rate risk assessment	-3.37%	2.58%
Simulation analysis produces a sophisticated estimate of interest rate exposure based on judgments related to assumption inputs into the model. We tailor assumptions to the specific interest rate environment and yield curve shape being modeled, and validate those assumptions on a regular basis. However, actual results may differ from those derived in simulation analysis due to unanticipated changes to the balance sheet composition, customer behavior, product pricing, market interest rates, changes in management’s desired interest rate risk positioning, investment, funding and hedging activities, and repercussions from unanticipated or unknown events.
We also perform regular stress tests and sensitivity analyses on the model inputs that could materially change the resulting risk assessments. Assessments are performed using different shapes of the yield curve, including steepening or flattening of the yield curve, changes in credit spreads, immediate changes in market interest rates, and changes in the relationship of money market interest rates. Assessments are also performed on changes to the following assumptions: loan and deposit balances, the pricing of deposits without contractual maturities, changes in lending spreads, prepayments on loans and securities, investment, funding and hedging activities, and liquidity and capital management strategies.
The results of additional assessments indicate that net interest income could increase or decrease from the base simulation results presented in Figure 34. Net interest income is highly dependent on the timing, magnitude, frequency, and path of interest rate increases and the associated assumptions for deposit repricing relationships, lending spreads, and the balance behavior of transaction accounts. The modeling is sensitive to the volume of fixed rate assets and liabilities incorporated. The modeling currently assumes approximately $28 billion of investment security purchases and swap executions over the next three years. For every immediate reduction in fixed rate assets of $1 billion, the modeled benefit to rising rates would increase by approximately 30 basis points. The low level of interest rates increases the uncertainty of assumptions for deposit balance behavior and deposit repricing relationships to market interest rates. Our historical deposit repricing betas in the last rising rate cycle ranged between 50% and 60% for interest-bearing deposits, and we continue to make similar assumptions in our modeling, with the modeled betas varying by customer segment and product type. Recent deposit repricing has been lower than our modeled assumptions. In the modeling, if the deposit beta for the first 25 basis point move in the Fed Funds Target Rate was zero, then returned to the standard modeled betas for the next 175 basis points of rate increases, our modeled asset sensitive benefit would increase by approximately 200 basis points. The sensitivity testing of assumptions supports our confidence that actual results are likely to be within 100 basis points of modeled results.
Our current interest rate risk position could fluctuate to higher or lower levels of risk depending on the competitive environment and client behavior that may affect the actual volume, mix, maturity, and repricing characteristics of loan and deposit flows. Treasury discretionary activities related to funding, investing, and hedging may also change as a result of changes in customer business flows, or changes in management’s desired interest rate risk positioning. As changes occur to both the configuration of the balance sheet and the outlook for the economy, management proactively evaluates hedging opportunities that may change our interest rate risk profile.

We also conduct simulations that measure the effect of changes in market interest rates in the second and third years of a three-year horizon. These simulations are conducted in a manner similar to those based on a 12-month horizon. To capture longer-term exposures, we calculate exposures to changes of the EVE as discussed in the following section.

Economic value of equity modeling. EVE complements net interest income simulation analysis as it estimates risk exposure beyond 12-, 24-, and 36-month horizons. EVE modeling measures the extent to which the economic values of assets, liabilities and off-balance sheet instruments may change in response to fluctuations in interest rates. EVE is calculated by subjecting the balance sheet to an immediate 200 basis point increase or decrease in interest rates, measuring the resulting change in the values of assets, liabilities and off-balance sheet instruments, and comparing those amounts with the base case of the current interest rate environment. Because the calculation of EVE under an immediate 200 basis point decrease in interest rates in the current low rate environment results in certain interest rates declining to zero and a less than 200 basis point decrease in certain yield curve term points, we have modified the standard declining rate scenario to an immediate 100 basis point decrease. This analysis is highly dependent upon assumptions applied to assets and liabilities with non-contractual maturities. Those assumptions are based on historical behaviors, as well as our expectations. We develop remediation plans that would maintain residual risk within tolerance if this analysis indicates that our EVE will decrease by more than 15% in response to an immediate increase or decrease in interest rates. We are operating within these guidelines as of December 31, 2016.

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

Figure 35 shows all swap positions that we hold for A/LM purposes. These positions are used to convert the contractual interest rate index of agreed-upon amounts of assets and liabilities (i.e., notional amounts) to another interest rate index. For example, fixed-rate debt is converted to a floating rate through a “receive fixed/pay variable” interest rate swap. The volume, maturity, and mix of portfolio swaps change frequently as we adjust our broader A/LM objectives and the balance sheet positions to be hedged. For more information about how we use interest rate swaps to manage our risk profile, see Note 9 (“Derivatives and Hedging Activities”).

Figure 35. Portfolio Swaps by Interest Rate Risk Management Strategy

	December 31, 2016
				Weighted-Average			December 31, 2015
dollars in millions	Notional Amount	Fair Value		Maturity (Years)	Receive Rate	Pay Rate	Notional Amount	Fair Value
Receive fixed/pay variable — conventional A/LM (a)	$15,550	$(47)		2.0	1.1%	.6%	$11,705	$4
Receive fixed/pay variable — conventional debt	8,616	93		3.3	1.6	.7	7,004	189
Pay fixed/receive variable — conventional debt	50	(6)		11.5	.8	3.6	50	(7)
Total portfolio swaps	$24,216	$40	(b)	2.5	1.3%	.7%	$18,759	$186	(b)

(a)	Portfolio swaps designated as A/LM are used to manage interest rate risk tied to both assets and liabilities.

(b)	Excludes accrued interest of $54 million and $56 million for December 31, 2016, and December 31, 2015, respectively.
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
Our credit ratings at December 31, 2016, are shown in Figure 36. We believe these credit ratings, under normal conditions in the capital markets, will enable KeyCorp or KeyBank to issue fixed income securities to investors.
Figure 36. Credit Ratings

December 31, 2016	Short-Term Borrowings	Long-Term Deposits	Senior Long-Term Debt	Subordinated Long-Term Debt	Capital Securities	Preferred Stock
KEYCORP (THE PARENT COMPANY)
Standard & Poor’s	A-2	N/A	BBB+	BBB	BB+	BB+
Moody’s	P-2	N/A	Baa1	Baa1	Baa2	Baa3
Fitch	F1	N/A	A-	BBB+	BB+	BB
DBRS	R-2(high)	N/A	BBB(high)	BBB	BBB	BB(high)

KEYBANK
Standard & Poor’s	A-2	N/A	A-	BBB+	N/A	N/A
Moody’s	P-1	Aa3	A3	Baa1	N/A	N/A
Fitch	F1	A	A-	BBB+	N/A	N/A
DBRS	R-1(low)	A(low)	A(low)	BBB(high)	N/A	N/A
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
We maintain a Contingency Funding Plan that outlines the process for addressing a liquidity crisis. The plan provides for an evaluation of funding sources under various market conditions. It also assigns specific roles and responsibilities for managing liquidity through a problem period. As part of the plan, we maintain on-balance sheet liquid reserves referred to as our liquid asset portfolio, which consists of high quality liquid assets. During a problem period, that reserve could be used as a source of funding to provide time to develop and execute a longer-term strategy. The liquid asset portfolio at December 31, 2016, totaled $24.2 billion, consisting of $21.7 billion of unpledged securities, $416 million of securities available for secured funding at the FHLB, and $2.1 billion of net balances of federal funds sold and balances in our Federal Reserve account. The liquid asset portfolio can fluctuate due to excess liquidity, heightened risk, or prefunding of expected outflows, such as debt maturities. Additionally, as of December 31, 2016, our unused borrowing capacity secured by loan collateral was $27.4 billion at the Federal Reserve Bank of Cleveland and $6.4 billion at the FHLB of Cincinnati. In 2016, Key’s outstanding FHLB of Cincinnati advances were reduced by $40 million due to repayments.
Final U.S. liquidity coverage ratio
Under the Liquidity Coverage Rules, we will be required to calculate the Modified LCR for Key. At December 31, 2016, our estimated Modified LCR was above 100%. In the future, we may change the composition of our investment portfolio, increase the size of the overall investment portfolio, and modify product offerings to enhance or optimize our liquidity position.
Additional information about the Liquidity Coverage Rules and Modified LCR is included in the “Supervision and Regulation” section under the heading “Regulatory capital requirements - Liquidity requirements” in Item 1 of this report.
Long-term liquidity strategy
Our long-term liquidity strategy is to be predominantly funded by core deposits. However, we may use wholesale funds to sustain an adequate liquid asset portfolio, meet daily cash demands, and allow management flexibility to execute business initiatives. Key’s client-based relationship strategy provides for a strong core deposit base that, in conjunction with intermediate and long-term wholesale funds managed to a diversified maturity structure and investor base, supports our liquidity risk management strategy. We use the loan-to-deposit ratio as a metric to monitor these strategies. Our target loan-to-deposit ratio is 90-100% (at December 31, 2016, our loan-to-deposit ratio was 85%), which we calculate as total loans, loans held for sale, and nonsecuritized discontinued loans divided by domestic deposits.
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

Liquidity programs
We have several liquidity programs, which are described in Note 19 (“Long-Term Debt”), that are designed to enable KeyCorp and KeyBank to raise funds in the public and private debt markets. The proceeds from most of these programs can be used for general corporate purposes, including acquisitions. These liquidity programs are reviewed from time to time by the Board and are renewed and replaced as necessary. There are no restrictive financial covenants in any of these programs.
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
On November 22, 2016, KeyBank issued $500 million of 2.50% Senior Bank Notes and $250 million of Floating Rate Senior Bank Notes indexed to 3-month LIBOR, both due November 22, 2021, under its Global Bank Note Program.

On December 12, 2016, KeyCorp issued $500 million of depositary shares, each representing a 1/40th ownership interest in a share of our fixed-to-floating rate perpetual noncumulative Series E Preferred stock. Our Series E Preferred Stock has a $1 par value with a $1,000 liquidation preference.
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
We use a parent cash coverage months metric as the primary measure to assess parent company liquidity. The parent cash coverage months metric measures the months into the future where projected obligations can be met with the current amount of liquidity. We generally issue term debt to supplement dividends from KeyBank to manage our liquidity position at or above our targeted levels. The parent company generally maintains cash and short-term investments in an amount sufficient to meet projected debt maturities over at least the next 24 months. At December 31, 2016, KeyCorp held $3.4 billion in short-term investments, which we projected to be sufficient to meet our projected obligations, including the repayment of our maturing debt obligations for the periods prescribed by our risk tolerance.
Typically, KeyCorp meets its liquidity requirements through regular dividends from KeyBank, supplemented with term debt. Federal banking law limits the amount of capital distributions that a bank can make to its holding company without prior regulatory approval. A national bank’s dividend-paying capacity is affected by several factors, including net profits (as defined by statute) for the two previous calendar years and for the current year, up to the date of dividend declaration. During 2016, KeyBank paid $625 million in dividends to KeyCorp, while other non-bank subsidiaries paid $50 million in dividends to KeyCorp. At January 1, 2017, KeyBank had regulatory capacity to pay $224 million in dividends to KeyCorp without prior regulatory approval.
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
We generate cash flows from operations and from investing and financing activities. We have approximately $169 million of cash and cash equivalents and short-term investments in international tax jurisdictions as of December 31, 2016. As we consider alternative long-term strategic and liquidity plans, opportunities to repatriate these amounts would result in approximately $3 million in taxes to be paid. We have included the appropriate amount as a deferred tax liability at December 31, 2016.
The Consolidated Statements of Cash Flows summarize our sources and uses of cash by type of activity for the years ended December 31, 2016, and December 31, 2015.
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
We maintain an active concentration management program to mitigate concentration risk in our credit portfolios. For individual obligors, we employ a sliding scale of exposure, known as hold limits, which is dictated by the type of loan and strength of the borrower. Our legal lending limit is approximately $2.1 billion for any individual borrower. However, internal hold limits generally restrict the largest exposures to less than 20% of that amount. As of December 31, 2016, we had seven client relationships with loan commitments net of credit default swaps of more than $200 million. The average amount outstanding on these seven individual net obligor commitments was $55 million at December 31, 2016. In general, our philosophy is to maintain a diverse portfolio with regard to credit exposures.
We actively manage the overall loan portfolio in a manner consistent with asset quality objectives and concentration risk tolerances to mitigate portfolio credit risk. We utilize credit default swaps on a limited basis to transfer a portion of the credit risk associated with a particular extension of credit to a third party. At December 31, 2016, we used credit default swaps with a notional amount of $210 million to manage the credit risk associated with specific commercial lending obligations. We may also sell credit derivatives — primarily single name credit default swaps — to offset our purchased credit default swap position prior to maturity. At December 31, 2016, we did not have any sold credit default swaps outstanding.
Credit default swaps are recorded on the balance sheet at fair value. Related gains or losses, as well as the premium paid or received for credit protection, are included in the “corporate services income” and “other income” components of noninterest income.
Allowance for loan and lease losses
At December 31, 2016, the ALLL was $858 million, or 1.00% of period-end loans, compared to $796 million, or 1.33%, at December 31, 2015. The allowance includes $37 million that was specifically allocated for impaired loans of $501 million at December 31, 2016, compared to $35 million that was specifically allocated for impaired loans of $308 million at December 31, 2015. For more information about impaired loans, see Note 6 (“Asset Quality”). At December 31, 2016, the ALLL was 137.3% of nonperforming loans, compared to 205.7% at December 31, 2015.
Selected asset quality statistics for each of the past five years are presented in Figure 37. The factors that drive these statistics are discussed in the remainder of this section.

Figure 37. Selected Asset Quality Statistics from Continuing Operations

Year ended December 31,
dollars in millions	2016	2015	2014	2013	2012
Net loan charge-offs	$205	$142	$113	$168	$345
Net loan charge-offs to average total loans	.29%	.24%	.20%	.32%	.69%
Allowance for loan and lease losses	$858	$796	$794	$848	$888
Allowance for credit losses (a)	913	852	829	885	917
Allowance for loan and lease losses to period-end loans	1.00%	1.33%	1.38%	1.56%	1.68%
Allowance for credit losses to period-end loans	1.06	1.42	1.44	1.63	1.74
Allowance for loan and lease losses to nonperforming loans	137.3	205.7	190.0	166.9	131.8
Allowance for credit losses to nonperforming loans	146.1	220.2	198.3	174.2	136.1
Nonperforming loans at period end (b)	$625	$387	$418	$508	$674
Nonperforming assets at period end	676	403	436	531	735
Nonperforming loans to period-end portfolio loans	.73%	.65%	.73%	.93%	1.28%
Nonperforming assets to period-end portfolio loans plus OREO and other nonperforming assets	.79	.67	.76	.97	1.39

(a)	Includes the ALLL plus the liability for credit losses on lending-related unfunded commitments.

(b)
Nonperforming loan balances exclude $865 million, $11 million, $13 million, $16 million, and $23 million of PCI loans at December 31, 2016, December 31, 2015, December 31, 2014, December 31, 2013, and December 31, 2012, respectively.

We estimate the appropriate level of the ALLL on at least a quarterly basis. The methodology used is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses.” Briefly, our allowance applies incurred loss rates to existing loans with similar risk characteristics. We exercise judgment to assess any adjustment to the incurred loss rates for the impact of factors such as changes in economic conditions, lending policies including underwriting standards, and the level of credit risk associated with specific industries and markets.
For all commercial and consumer loan TDRs, regardless of size, as well as impaired commercial loans with an outstanding balance of $2.5 million or greater, we conduct further analysis to determine the probable loss content and assign a specific allowance to the loan if deemed appropriate. We estimate the extent of the individual impairment for commercial loans and TDRs by comparing the recorded investment of the loan with the estimated present value of its future cash flows, the fair value of its underlying collateral, or the loan’s observable market price. Secured consumer loan TDRs that are discharged through Chapter 7 bankruptcy and not formally re-affirmed are adjusted to reflect the fair value of the underlying collateral, less costs to sell. Other consumer loan TDRs are combined in homogenous pools and assigned a specific allocation based on the estimated present value of future cash flows using the effective interest rate. A specific allowance also may be assigned — even when sources of repayment appear sufficient — if we remain uncertain about whether the loan will be repaid in full. On at least a quarterly basis, we evaluate the appropriateness of our loss estimation methods to reduce differences between estimated incurred losses and actual losses. The ALLL at December 31, 2016, represents our best estimate of the incurred credit losses inherent in the loan portfolio at that date.
As shown in Figure 38, our ALLL from continuing operations remained relatively stable, increasing by $62 million, or 7.8%, since 2015. Our allowance applies expected loss rates to our existing loans with similar risk characteristics as well as any adjustments to reflect our current assessment of qualitative factors, such as changes in economic conditions, underwriting standards, and concentrations of credit. Our commercial ALLL increased by $60 million, or 9.1%, since 2015 primarily because of loan growth in commercial, financial and agricultural portfolio and an increase in incurred loss estimates during 2015 and into 2016 primarily due to the continued depressed oil and gas prices since 2014. Our consumer ALLL increased by $2 million, or 1.4%, since 2015. Our consumer ALLL increase was primarily due to the addition of the acquired credit card and consumer direct portfolios, which were acquired at a premium. This increase was partially offset by continued improvement in credit metrics, which have decreased expected loss rates since 2014. The continued improvement in the consumer portfolio credit quality metrics since 2015 was primarily due to benefits of relatively stable economic conditions and improved delinquency rates, average credit bureau scores, and residential LTVs.

Figure 38. Allocation of the Allowance for Loan Lease Losses

	2016			2015			2014
December 31, dollars in millions	Total Allowance	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Total Allowance	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Total Allowance	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans
Commercial, financial and agricultural	$508	59.2%	46.2%	$450	56.5%	52.2%	$391	49.2%	48.8%
Commercial real estate:
Commercial mortgage	144	16.8	17.6	134	16.8	13.3	148	18.7	14.0
Construction	22	2.6	2.7	25	3.2	1.7	28	3.5	1.9
Total commercial real estate loans	166	19.4	20.3	159	20.0	15.0	176	22.2	15.9
Commercial lease financing	42	4.9	5.4	47	5.9	6.7	56	7.1	7.4
Total commercial loans	716	83.5	71.9	656	82.4	73.9	623	78.5	72.1
Real estate — residential mortgage	17	2.0	6.5	18	2.3	3.7	23	2.9	3.9
Home equity loans	54	6.3	14.7	57	7.2	17.3	71	8.9	18.6
Consumer direct loans	24	2.8	2.1	20	2.5	2.7	22	2.8	2.7
Credit cards	38	4.4	1.3	32	4.0	1.3	33	4.1	1.3
Consumer indirect loans	9	1.0	3.5	13	1.6	1.1	22	2.8	1.4
Total consumer loans	142	16.5	28.1	140	17.6	26.1	171	21.5	27.9
Total loans (a)	$858	100.0%	100.0%	$796	100.0%	100.0%	$794	100.0%	100.0%

	2013			2012
	Total Allowance	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Total Allowance	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans
Commercial, financial and agricultural	$362	42.7%	45.8%	$327	36.8%	44.0%
Commercial real estate:
Commercial mortgage	165	19.4	14.2	198	22.3	14.6
Construction	32	3.8	2.0	41	4.6	1.9
Total commercial real estate loans	197	23.2	16.2	239	26.9	16.5
Commercial lease financing	62	7.3	8.4	55	6.2	9.3
Total commercial loans	621	73.2	70.4	621	69.9	69.8
Real estate — residential mortgage	37	4.4	4.0	30	3.4	4.1
Home equity loans	95	11.2	19.6	130	14.6	19.4
Consumer direct loans	29	3.4	2.7	38	4.3	2.5
Credit cards	34	4.0	1.3	26	2.9	1.4
Consumer indirect loans	32	3.8	2.0	43	4.9	2.8
Total consumer loans	227	26.8	29.6	267	30.1	30.2
Total loans (a)	$848	100.0%	100.0%	$888	100.0%	100.0%

(a)
Excludes allocations of the ALLL related to the discontinued operations of the education lending business in the amount of $24 million at December 31, 2016, $28 million at December 31, 2015, $29 million at December 31, 2014, $39 million at December 31, 2013, and $55 million at December 31, 2012.

Our provision for credit losses was $266 million for 2016, compared to $166 million for 2015. The increase in our provision is primarily related to the addition of the acquired credit card and consumer direct portfolios, which were acquired at a premium, increased charge-offs, primarily in the oil and gas portfolio in 2016 compared to 2015, and loan growth. We continue to reduce our exposure in our higher-risk businesses, including the residential properties portion of our construction loan portfolio, Marine/RV financing, and other selected leasing portfolios through the sale of certain loans, payments from borrowers, or net loan charge-offs.
Asset quality in our oil and gas loan portfolio, which represents approximately 1% of total loans at December 31, 2016, performed in-line with our expectations in 2016. Our reserve for credit losses allocated to our oil and gas loan exposure was 6% of the total oil and gas loan portfolio at December 31, 2016, and reflected the estimated impact of current oil prices at that date.

Net loan charge-offs
Net loan charge-offs for 2016 totaled $205 million, or .29% of average loans, compared to net loan charge-offs of $142 million, or .24%, for the same period last year. Figure 39 shows the trend in our net loan charge-offs by loan type, while the composition of loan charge-offs and recoveries by type of loan is presented in Figure 40.
Over the past 12 months, net loan charge-offs increased $63 million. This increase is attributable to the growth in our loan portfolio and higher charge-offs in our commercial, financial and agricultural loan portfolio over the same period.

Figure 39. Net Loan Charge-offs from Continuing Operations (a)

Year ended December 31,
dollars in millions	2016	2015	2014	2013	2012
Commercial, financial and agricultural	$107	$61	$12	$23	$17
Real estate — commercial mortgage	(4)	(2)	2	(7)	79
Real estate — construction	7	—	(12)	(11)	19
Commercial lease financing	9	4	—	12	5
Total commercial loans	119	63	2	17	120
Real estate — residential mortgage	3	3	8	18	24
Home equity loans	16	21	32	66	118
Consumer direct loans	22	18	24	24	32
Credit cards	31	28	33	27	11
Consumer indirect loans	14	9	14	16	40
Total consumer loans	86	79	111	151	225
Total net loan charge-offs	$205	$142	$113	$168	$345
Net loan charge-offs to average loans	.29%	.24%	.20%	.32%	.69%
Net loan charge-offs from discontinued operations — education lending business	$17	$22	$31	$37	$58

(a)	Credit amounts indicate that recoveries exceeded charge-offs.

Figure 40. Summary of Loan and Lease Loss Experience from Continuing Operations

Year ended December 31, dollars in millions	2016	2015	2014	2013	2012
Average loans outstanding	$71,148	$58,594	$55,679	$53,054	$50,362

Allowance for loan and lease losses at beginning of period	$796	$794	$848	$888	$1,004
Loans charged off:
Commercial, financial and agricultural	118	77	45	62	80

Real estate — commercial mortgage	5	4	6	20	102
Real estate — construction	9	1	5	3	24
Total commercial real estate loans (a)	14	5	11	23	126
Commercial lease financing	12	11	10	27	27
Total commercial loans (b)	144	93	66	112	233
Real estate — residential mortgage	4	6	10	20	27
Home equity loans	30	32	46	82	134
Consumer direct loans	27	24	30	31	38
Credit cards	35	30	34	30	11
Consumer indirect loans	21	18	25	33	65
Total consumer loans	117	110	145	196	275
Total loans charged off	261	203	211	308	508
Recoveries:
Commercial, financial and agricultural	11	16	33	39	63

Real estate — commercial mortgage	9	6	4	27	23
Real estate — construction	2	1	17	14	5
Total commercial real estate loans (a)	11	7	21	41	28
Commercial lease financing	3	7	10	15	22
Total commercial loans (b)	25	30	64	95	113
Real estate — residential mortgage	1	3	2	2	3
Home equity loans	14	11	14	16	16
Consumer direct loans	5	6	6	7	6
Credit cards	4	2	1	3	—
Consumer indirect loans	7	9	11	17	25
Total consumer loans	31	31	34	45	50
Total recoveries	56	61	98	140	163
Net loan charge-offs	(205)	(142)	(113)	(168)	(345)
Provision (credit) for loan and lease losses	267	145	59	130	229
Foreign currency translation adjustment	—	(1)	—	(2)	—
Allowance for loan and lease losses at end of year	$858	$796	$794	$848	$888
Liability for credit losses on lending-related commitments at beginning of the year	$56	$35	$37	$29	$45
Provision (credit) for losses on lending-related commitments	(1)	21	(2)	8	(16)
Liability for credit losses on lending-related commitments at end of the year (c)	$55	$56	$35	$37	$29
Total allowance for credit losses at end of the year	$913	$852	$829	$885	$917
Net loan charge-offs to average total loans	.29%	.24%	.20%	.32%	.69%
Allowance for loan and lease losses to period-end loans	1.00	1.33	1.38	1.56	1.68
Allowance for credit losses to period-end loans	1.06	1.42	1.44	1.63	1.74
Allowance for loan and lease losses to nonperforming loans	137.3	205.7	190.0	166.9	131.8
Allowance for credit losses to nonperforming loans	146.1	220.2	198.3	174.2	136.1
Discontinued operations — education lending business:
Loans charged off	$28	$35	$45	$55	$75
Recoveries	11	13	14	18	17
Net loan charge-offs	$(17)	$(22)	$(31)	$(37)	$(58)

(a)	See Figure 16 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial, financial and agricultural loan portfolio.

(b)	See Figure 18 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial real estate loan portfolio.

(c)	Included in “accrued expense and other liabilities” on the balance sheet.

Nonperforming assets
Figure 41 shows the composition of our nonperforming assets. These assets totaled $676 million at December 31, 2016, and represented .79% of portfolio loans, OREO and other nonperforming assets, compared to $403 million, or .67%, at December 31, 2015. See Note 1 under the headings “Nonperforming Loans,” “Impaired Loans,” and “Allowance for Loan and Lease Losses” for a summary of our nonaccrual and charge-off policies.

Figure 41. Summary of Nonperforming Assets and Past Due Loans from Continuing Operations

December 31,
dollars in millions	2016	2015	2014	2013	2012
Commercial, financial and agricultural	$297	$82	$59	$77	$99

Real estate — commercial mortgage	26	19	34	37	120
Real estate — construction	3	9	13	14	56
Total commercial real estate loans (a)	29	28	47	51	176
Commercial lease financing	8	13	18	19	16
Total commercial loans (b)	334	123	124	147	291
Real estate — residential mortgage	56	64	79	107	103
Home equity loans	223	190	195	220	231
Consumer direct loans	6	2	2	3	2
Credit cards	2	2	2	4	11
Consumer indirect loans	4	6	16	27	36
Total consumer loans	291	264	294	361	383
Total nonperforming loans (c)	625	387	418	508	674
Nonperforming loans held for sale	—	—	—	1	25
OREO	51	14	18	15	22
Other nonperforming assets	—	2	—	7	14
Total nonperforming assets (c)	$676	$403	$436	$531	$735

Accruing loans past due 90 days or more	$87	$72	$96	$71	$78
Accruing loans past due 30 through 89 days	404	208	235	318	424
Restructured loans — accruing and nonaccruing (d)	280	280	270	338	320
Restructured loans included in nonperforming loans (d)	141	159	157	214	249
Nonperforming assets from discontinued operations — education lending business	5	7	11	25	20
Nonperforming loans to period-end portfolio loans (c)	.73%	.65%	.73%	.93%	1.28%
Nonperforming assets to period-end portfolio loans plus OREO and other nonperforming assets (c)	.79	.67	.76	.97	1.39

(a)	See Figure 18 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial, real estate loan portfolio.

(b)	See Figure 17 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial loan portfolio.

(c)
Nonperforming loan balances exclude $865 million, $11 million, $13 million, $16 million and $23 million of PCI loans at December 31, 2016, December 31, 2015, December 31, 2014, December 31, 2013, and December 31, 2012, respectively.

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

As shown in Figure 41, nonperforming assets increased during 2016. Most of the increase came from nonperforming loans in our commercial, financial and agricultural loan portfolio, primarily due to credit migration in the oil and gas portfolio.

Figure 42 shows the types of activity that caused the change in our nonperforming loans during each of the last four quarters and the years ended December 31, 2016, and December 31, 2015.
Figure 42. Summary of Changes in Nonperforming Loans from Continuing Operations

		2016 Quarters
in millions	2016	Fourth	Third	Second	First	2015
Balance at beginning of period	$387	$723	$619	$676	$387	$418
Loans placed on nonaccrual status	778	170	78	124	406	377
Nonperforming loans acquired from First Niagara	119	(31)	150	—	—	—
Charge-offs	(258)	(81)	(53)	(64)	(60)	(203)
Loans sold	(20)	(9)	—	—	(11)	(2)
Payments	(145)	(30)	(32)	(75)	(8)	(71)
Transfers to OREO	(36)	(21)	(5)	(6)	(4)	(20)
Transfers to other nonperforming assets	—	—	—	—	—	(1)
Loans returned to accrual status	(200)	(96)	(34)	(36)	(34)	(111)
Balance at end of period (a)	$625	$625	$723	$619	$676	$387

(a)	Nonperforming loan balances exclude $865 million and $11 million of PCI loans at December 31, 2016, and December 31, 2015, respectively.
Figure 43 shows the factors that contributed to the change in our OREO during 2016 and 2015.
Figure 43. Summary of Changes in Other Real Estate Owned, Net of Allowance, from Continuing Operations

		2016 Quarters
in millions	2016	Fourth	Third	Second	First	2015
Balance at beginning of period	$14	$35	$15	$14	$14	$18
Properties acquired — First Niagara	19	—	19	—	—	—
Properties acquired — nonperforming loans	36	21	5	6	4	20
Valuation adjustments	(7)	(2)	(2)	(2)	(1)	(6)
Properties sold	(11)	(3)	(2)	(3)	(3)	(18)
Balance at end of period	$51	$51	$35	$15	$14	$14

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
Fourth Quarter Results
Figure 44 shows our financial performance for each of the past eight quarters. Highlights of our results for the fourth quarter of 2016 are summarized below.
Earnings
Our fourth quarter net income from continuing operations attributable to Key common shareholders was $213 million, or $.20 per common share, compared to $224 million, or $.27 per common share, for the fourth quarter of 2015.
On an annualized basis, our return on average total assets from continuing operations for the fourth quarter of 2016 was .69%, compared to .97% for the fourth quarter of 2015. The annualized return on average common equity from continuing operations was 7.88% for the fourth quarter of 2016, compared to 9.50% for the year-ago quarter.
Net interest income
Fourth quarter 2016 net interest income included $92 million of purchase accounting accretion related to the acquisition of First Niagara, including $34 million related to refinement of third quarter 2016 purchase accounting estimates.
Our taxable-equivalent net interest income was $948 million for the fourth quarter of 2016, and the net interest margin was 3.12%. These results compare to taxable-equivalent net interest income of $610 million and a net interest margin of 2.87% for the fourth quarter of 2015. The $338 million increase in net interest income and 25 basis point increase in net interest margin reflects the benefit from the acquisition of First Niagara and ongoing business activity.
Noninterest income
Our noninterest income was $618 million for the fourth quarter of 2016, compared to $485 million for the year-ago quarter. The increase was driven by the acquisition of First Niagara, as well as continued positive momentum in our core businesses. Investment banking and debt placement fees, cards and payments income, service charges on deposit accounts, and other income all contributed to the growth.

Noninterest expense
Our noninterest expense was $1.2 billion for the fourth quarter of 2016. During the quarter, we incurred merger-related costs of $207 million and a pension settlement charge of $18 million. The merger-related charges were primarily made up of $80 million in personnel expense related to systems conversions, as well as fully-dedicated personnel for merger and integration efforts. The remaining $127 million of merger-related charges were nonpersonnel expense, largely recognized in net occupancy, computer processing, business services and professional fees, and marketing expense.
Excluding merger-related charges, noninterest expense was $283 million higher than the fourth quarter of last year. The increase from the prior year, reflected in both personnel and nonpersonnel expense, was largely driven by the acquisition of First Niagara, as well as higher incentive and stock-based compensation. Additionally, we incurred $14 million in an increased pension settlement charge, and intangible asset amortization increased $18 million.
Provision for credit losses
Our provision for credit losses was $66 million for the fourth quarter of 2016, compared to $45 million for the fourth quarter of 2015. Our ALLL was $858 million, or 1.00% of total period-end loans, at December 31, 2016, compared to $796 million, or 1.33%, at December 31, 2015.
Net loan charge-offs for the fourth quarter of 2016 totaled $72 million, or .34% of average loans, compared to $37 million, or .25%, for the same period last year.
Income taxes
For the fourth quarter of 2016, we recorded a tax provision from continuing operations of $38 million, compared to a tax provision of $73 million for the fourth quarter of 2015. The effective tax rate for the fourth quarter of 2016 was 14.1%, compared to 23.9% for the same quarter one year ago, due to lower pretax income resulting from merger-related charges, increased energy tax credits associated with leasing activities and a reduction of valuation allowances related to capital loss carryforwards.

Figure 44. Selected Quarterly Financial Data

	2016 Quarters				2015 Quarters
dollars in millions, except per share amounts	Fourth	Third	Second	First	Fourth	Third	Second	First
FOR THE PERIOD
Interest income	$1,062	$890	$684	$683	$673	$661	$652	$636
Interest expense	124	110	87	79	71	70	68	65
Net interest income	938	780	597	604	602	591	584	571
Provision for credit losses	66	59	52	89	45	45	41	35
Noninterest income	618	549	473	431	485	470	488	437
Noninterest expense	1,220	1,082	751	703	736	724	711	669
Income (loss) from continuing operations before income taxes	270	188	267	243	306	292	320	304
Income (loss) from continuing operations attributable to Key	233	171	199	187	230	222	235	228
Income (loss) from discontinued operations, net of taxes (a)	(4)	1	3	1	(4)	(3)	3	5
Net income (loss) attributable to Key	229	172	202	188	226	219	238	233
Income (loss) from continuing operations attributable to Key common shareholders	213	165	193	182	224	216	230	222
Income (loss) from discontinued operations, net of taxes (a)	(4)	1	3	1	(4)	(3)	3	5
Net income (loss) attributable to Key common shareholders	209	166	196	183	220	213	233	227
PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.20	$.17	$.23	$.22	$.27	$.26	$.27	$.26
Income (loss) from discontinued operations, net of taxes (a)	—	—	—	—	(.01)	—	—	.01
Net income (loss) attributable to Key common shareholders (b)	.20	.17	.23	.22	.27	.26	.28	.27
Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$.20	$.16	$.23	$.22	$.27	$.26	$.27	$.26
Income (loss) from discontinued operations, net of taxes — assuming dilution (a)	—	—	—	—	(.01)	—	—	.01
Net income (loss) attributable to Key common shareholders — assuming dilution (b)	.19	.17	.23	.22	.26	.25	.27	.26
Cash dividends paid	.085	.085	.085	.075	.075	.075	.075	.065
Book value at period end	12.58	12.78	13.08	12.79	12.51	12.47	12.21	12.12
Tangible book value at period end	9.99	10.14	11.81	11.52	11.22	11.17	10.92	10.84
Market price:
High	18.62	12.64	13.08	13.37	14.01	15.46	15.70	14.74
Low	12.00	10.38	10.21	9.88	12.37	12.65	13.90	12.04
Close	18.27	12.17	11.05	11.04	13.19	13.01	15.02	14.16
Weighted-average common shares outstanding (000)	1,067,771	982,080	831,899	827,381	828,206	831,430	839,454	848,580
Weighted-average common shares and potential common shares outstanding (000) (c)	1,083,717	994,660	838,496	835,060	835,939	838,880	846,312	857,122
AT PERIOD END
Loans	$86,038	$85,528	$62,098	$60,438	$59,876	$60,085	$58,264	$57,953
Earning assets	121,966	121,089	90,065	87,273	83,780	83,779	82,964	82,624
Total assets	136,453	135,805	101,150	98,402	95,131	95,420	94,604	94,204
Deposits	104,087	104,185	75,325	73,382	71,046	71,073	70,669	71,622
Long-term debt	12,384	12,622	11,388	10,760	10,184	10,308	10,265	8,711
Key common shareholders’ equity	13,575	13,831	11,023	10,776	10,456	10,415	10,300	10,313
Key shareholders’ equity	15,240	14,996	11,313	11,066	10,746	10,705	10,590	10,603
PERFORMANCE RATIOS — FROM CONTINUING OPERATIONS
Return on average total assets	.69%	.55%	.82%	.80%	.97%	.95%	1.03%	1.03%
Return on average common equity	6.22	5.09	7.15	6.86	8.51	8.30	8.96	8.76
Return on average tangible common equity (d)	7.88	6.16	7.94	7.64	9.50	9.27	10.01	9.80
Net interest margin (TE)	3.12	2.85	2.76	2.89	2.87	2.87	2.88	2.91
Cash efficiency ratio (d)	76.2	80.0	69.0	66.6	66.4	66.9	65.1	65.1
PERFORMANCE RATIOS — FROM CONSOLIDATED OPERATIONS
Return on average total assets	.67%	.55%	.82%	.79%	.93%	.92%	1.02%	1.03%
Return on average common equity	6.10	5.12	7.26	6.90	8.36	8.19	9.07	8.96
Return on average tangible common equity (d)	7.73	6.20	8.06	7.68	9.33	9.14	10.14	10.02
Net interest margin (TE)	3.09	2.83	2.74	2.83	2.84	2.84	2.85	2.88
Loan to deposit (e)	85.2	84.7	85.3	85.7	87.8	89.3	87.3	86.9
CAPITAL RATIOS AT PERIOD END
Key shareholders’ equity to assets	11.17%	11.04%	11.18%	11.25%	11.30%	11.22%	11.19%	11.26%
Key common shareholders’ equity to assets	9.95	10.18	10.90	10.95	10.99	10.91	10.89	10.95
Tangible common equity to tangible assets (d)	8.09	8.27	9.95	9.97	9.98	9.90	9.86	9.92
Common Equity Tier 1 (d)	9.54	9.56	11.10	11.07	10.94	10.47	10.71	10.64
Tier 1 risk-based capital	10.89	10.53	11.41	11.38	11.35	10.87	11.11	11.04
Total risk-based capital	12.85	12.63	13.63	13.12	12.97	12.47	12.66	12.79
Leverage	9.90	10.22	10.59	10.73	10.72	10.68	10.74	10.91
TRUST ASSETS
Assets under management	$36,592	$36,752	$34,535	$34,107	$33,983	$35,158	$38,399	$39,281
OTHER DATA
Average full-time-equivalent employees	18,849	17,079	13,419	13,403	13,359	13,555	13,455	13,591
Branches	1,217	1,322	949	961	966	972	989	992

(a)	In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of
KeyBank. As a result of this decision, we have accounted for this business as a discontinued operation. For further discussion regarding the income (loss) from discontinued operations, see Note 14 (“Acquisition, Divestiture, and Discontinued Operations”).

(b)	EPS may not foot due to rounding.

(c)	Assumes conversion of common share options and other stock awards and/or convertible preferred stock, as applicable.

(d)
See Figure 45 entitled “Selected Quarterly GAAP to Non-GAAP Reconciliations,” which presents the computations of certain financial measures related to “tangible common equity,” “Common Equity Tier 1,” and “cash efficiency.” The table reconciles the GAAP performance measures to the corresponding non-GAAP measures, which provides a basis for period-to-period comparisons.

(e)	Represents period-end consolidated total loans and loans held for sale divided by period-end consolidated total deposits (excluding deposits in foreign office).

Figure 45. Selected Quarterly GAAP to Non-GAAP Reconciliations

		Three months ended
dollars in millions		12/31/2016	9/30/2016	6/30/2016	3/31/2016	12/31/2015	9/30/2015	6/30/2015	3/31/2015
Tangible common equity to tangible assets at period end
Key shareholders’ equity (GAAP)		$15,240	$14,996	$11,313	$11,066	$10,746	$10,705	$10,590	$10,603
Less:	Intangible assets (a)	2,788	2,855	1,074	1,077	1,080	1,084	1,085	1,088
	Preferred Stock (b)	1,640	1,150	281	281	281	281	281	281
	Tangible common equity (non-GAAP)	$10,812	$10,991	$9,958	$9,708	$9,385	$9,340	$9,224	$9,234
Total assets (GAAP)		$136,453	$135,805	$101,150	$98,402	$95,131	$95,420	$94,604	$94,204
Less:	Intangible assets (a)	2,788	2,855	1,074	1,077	1,080	1,084	1,085	1,088
	Tangible assets (non-GAAP)	$133,665	$132,950	$100,076	$97,325	$94,051	$94,336	$93,519	$93,116
Tangible common equity to tangible assets ratio (non-GAAP)		8.09%	8.27%	9.95%	9.97%	9.98%	9.90%	9.86%	9.92%
Common Equity Tier 1 at period end
Key shareholders’ equity (GAAP)		$15,240	$14,996	$11,313	$11,066	$10,746	$10,705	$10,590	$10,603
Less:	Preferred Stock (b)	1,640	1,150	281	281	281	281	281	281
	Common Equity Tier 1 capital before adjustments and deductions	13,600	13,846	11,032	10,785	10,465	10,424	10,309	10,322
Less:	Goodwill, net of deferred taxes	2,405	2,450	1,031	1,033	1,034	1,036	1,034	1,036
	Intangible assets, net of deferred taxes	155	216	30	35	26	29	33	36
	Deferred tax assets	4	6	1	1	1	1	1	1
	Net unrealized gains (losses) on available-for-sale securities, net of deferred taxes	(185)	101	129	70	(58)	54	—	52
	Accumulated gains (losses) on cash flow hedges, net of deferred taxes	(52)	39	77	46	(20)	21	(20)	(8)
	Amounts in AOCI attributed to pension and postretirement benefit costs, net of deferred taxes	(339)	(359)	(362)	(365)	(365)	(385)	(361)	(364)
	Total Common Equity Tier 1 capital	$11,612	$11,393	$10,126	$9,965	$9,847	$9,668	$9,622	$9,569
Net risk-weighted assets (regulatory)		$121,671	$119,120	$91,195	$90,014	$89,980	$92,307	$89,851	$89,967
Common Equity Tier 1 ratio (non-GAAP)		9.54%	9.56%	11.10%	11.07%	10.94%	10.47%	10.71%	10.64%
Average tangible common equity
Average Key shareholders’ equity (GAAP)		$14,901	$13,552	$11,147	$10,953	$10,731	$10,614	$10,590	$10,570
Less:	Intangible assets (average) (c)	2,874	2,255	1,076	1,079	1,082	1,083	1,086	1,089
	Series A Preferred Stock (average)	1,274	648	290	290	290	290	290	290
	Average tangible common equity (non-GAAP)	$10,753	$10,649	$9,781	$9,584	$9,359	$9,241	$9,214	$9,191
Return on average tangible common equity from continuing operations
Net income (loss) from continuing operations attributable to Key common shareholders (GAAP)		$213	$165	$193	$182	$224	$216	$230	$222
Average tangible common equity (non-GAAP)		10,753	10,649	9,781	9,584	9,359	9,241	9,214	9,191
Return on average tangible common equity from continuing operations (non-GAAP)		7.88%	6.16%	7.94%	7.64%	9.50%	9.27%	10.01%	9.80%
Return on average tangible common equity consolidated
Net income (loss) attributable to Key common shareholders (GAAP)		$209	$166	$196	$183	$220	$213	$233	$227
Average tangible common equity (non-GAAP)		10,753	10,649	9,781	9,584	9,359	9,241	9,214	9,191
Return on average tangible common equity consolidated (non-GAAP)		7.73%	6.20%	8.06%	7.68%	9.33%	9.14%	10.14%	10.02%
Return on average tangible common equity from continuing operations excluding merger-related charges
Net income (loss) from continuing operations attributable to Key common shareholders (GAAP)		$213	$165	$193	$182	$224	$216	$230	$222
Merger-related charges, after tax		124	132	28	15	4	—	—	—
Net income (loss) from continuing operations attributable to Key common shareholders excluding merger-related charges (non-GAAP)		$337	$297	$221	$197	$228	$216	$230	$222
Average tangible common equity (non-GAAP)		$10,753	$10,649	$9,781	$9,584	$9,359	$9,241	$9,214	$9,191
Return on average tangible common equity from continuing operations excluding merger-related charges (non-GAAP)		12.47%	11.10%	9.09%	8.27%	9.67%	9.27%	10.01%	9.80%
Cash efficiency ratio
Noninterest expense (GAAP)		$1,220	$1,082	$751	$703	$736	$724	$711	$669
Less:	Intangible asset amortization (GAAP)	27	13	7	8	9	9	9	9
	Adjusted noninterest expense (non-GAAP)	1,193	1,069	744	695	727	715	702	660
Less:	Merger-related charges	207	189	45	24	6	—	—	—
Adjusted noninterest expense excluding merger-related charges (non-GAAP)		$986	$880	$699	$671	$721	$715	$702	$660
Net interest income (GAAP)		$938	$780	$597	$604	$602	$591	$584	$571
Plus:	Taxable-equivalent adjustment	10	8	8	8	8	7	7	6
	Noninterest income (GAAP)	618	549	473	431	485	470	488	437
	Total taxable-equivalent revenue (non-GAAP)	1,566	1,337	1,078	1,043	1,095	1,068	1,079	1,014
Plus:	Merger-related charges	(9)	18	—	—	—	—	—	—
	Adjusted total taxable equivalent revenue excluding merger-related charges (non-GAAP)	$1,557	$1,355	$1,078	$1,043	$1,095	$1,068	$1,079	$1,014
Cash efficiency ratio (non-GAAP)		76.2%	80.0%	69.0%	66.6%	66.4%	66.9%	65.1%	65.1%
Cash efficiency ratio excluding merger-related charges (non-GAAP)		63.3%	64.9%	64.8%	64.3%	65.8%	66.9%	65.1%	65.1%

(a)
For the three months ended December 31, 2016, September 30, 2016, June 30, 2016, and March 31, 2016, intangible assets exclude $42 million, $51 million, $36 million, and $40 million, respectively, of period-end purchased credit card relationships. For the three months ended December 31, 2015, September 30, 2015, June 30, 2015, and March 31, 2015, intangible assets exclude $45 million, $50 million, $55 million, and $61 million, respectively, of period-end purchased credit card relationships.

(b)	Net of capital surplus.

(c)
For the three months ended December 31, 2016, September 30, 2016, June 30, 2016, and March 31, 2016, average intangible assets exclude $46 million, $47 million, $38 million, and $42 million, respectively, of average purchased credit card relationships. For the three months ended December 31, 2015, September 30, 2015, June 30, 2015, and March 31, 2015, average intangible assets exclude $47 million, $52 million, $58 million, and $64 million, respectively, of average purchased credit card relationships.

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
For all commercial and consumer TDRs, regardless of size, as well as all other impaired commercial loans with outstanding balances of $2.5 million or greater, we conduct further analysis to determine the probable loss and assign a specific allowance to the loan if deemed appropriate. For example, a specific allowance may be assigned — even when sources of repayment appear sufficient — if we remain uncertain that an impaired loan will be repaid in full.
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
Even minor changes in the level of estimated losses can significantly affect management’s determination of the appropriate allowance because those changes must be applied across a large portfolio. To illustrate, an increase in estimated losses equal to one-tenth of one percent of our consumer loan portfolio as of December 31, 2016, would indicate the need for a $24 million increase in the allowance. The same increase in estimated losses for the commercial loan portfolio would result in a $62 million increase in the allowance. Such adjustments to the ALLL can materially affect financial results. Following the above examples, a $24 million increase in the consumer loan portfolio allowance would have reduced our earnings on an after-tax basis by approximately $15 million, or $.02 per common share; a $62 million increase in the commercial loan portfolio allowance would have reduced earnings on an after-tax basis by approximately $39 million, or $.04 per common share.

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
Valuation methodologies
We follow the applicable accounting guidance for fair value measurements and disclosures, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In the absence of quoted market prices, we determine the fair value of our assets and liabilities using internally developed models, which are based on third-party data as well as our judgments, assumptions and estimates regarding credit quality, liquidity, interest rates and other relevant market available inputs. We describe our application of this accounting guidance, the process used to determine fair values, and the fair value hierarchy in Note 1 under the heading “Fair Value Measurements,” and in Note 7 (“Fair Value Measurements”).
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
At December 31, 2016, $22.1 billion, or 16%, of our total assets were measured at fair value on a recurring basis. Substantially all of these assets were classified as Level 1 or Level 2 within the fair value hierarchy. At December 31, 2016, $1.5 billion, or 1%, of our total liabilities were measured at fair value on a recurring basis. Substantially all of these liabilities were classified as Level 1 or Level 2.
At December 31, 2016, $22 million, or less than 1%, of our total assets were measured at fair value on a nonrecurring basis. All of these assets were classified as Level 3. At December 31, 2016, there were no liabilities measured at fair value on a nonrecurring basis.
During 2016, we elected the fair value option for our real estate — residential mortgage loans held for sale. A discussion of the valuation methodology applied to our loans held for sale is included in Note 1 under the heading “Loans Held for Sale.”
Our principal investments include direct and indirect investments, predominantly in privately-held companies. The fair values of these investments are determined by considering a number of factors, including the target company’s financial condition and results of operations, values of public companies in comparable businesses, market liquidity, and the nature and duration of resale restrictions. The fair value of principal investments was $185 million at December 31, 2016. A 10% positive or negative variance in that fair value would have increased or decreased our 2016 earnings by approximately $19 million ($12 million after tax, or $.01 per common share).
The valuation and testing methodologies used in our analysis of goodwill impairment are summarized in Note 1 under the heading “Goodwill and Other Intangible Assets.” Accounting guidance permits an entity to first assess qualitative factors to determine whether additional goodwill impairment testing is required. We chose to utilize this qualitative assessment in our annual goodwill impairment testing in the fourth quarter of 2016 and concluded that it was not more likely than not that the fair values of our reporting units were less than their respective carrying values. Our reporting units for purposes of the analysis are our two major business segments: Key Community Bank and Key Corporate Bank.
If we chose the quantitative assessment, we would perform the two step goodwill impairment test. The first step in goodwill impairment testing is to determine the fair value of each reporting unit. This amount is estimated using comparable external market data (market approach) and discounted cash flow modeling that incorporates an appropriate risk premium and earnings forecast information (income approach). The amount of capital being allocated to our reporting units as a proxy for the carrying value is based on risk-based regulatory capital requirements. If the carrying amount of a reporting unit exceeds its fair value, goodwill impairment may be indicated. In such a case, we would perform the second step of goodwill impairment testing, and we would estimate a hypothetical purchase price for the reporting unit (representing the unit’s fair value). Then we would compare that hypothetical purchase price with the fair value of the unit’s net assets (excluding goodwill). Any excess of the estimated purchase price over the fair value of the reporting unit’s net assets represents the implied fair value of goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill, the impairment loss represented by this difference is charged to earnings.
The acquisition of Pacific Crest Securities during the third quarter of 2014 resulted in a $78 million increase in the goodwill recorded in the Key Corporate Bank unit. Approximately $72 million of the goodwill was allocated to KBCM in the second quarter of 2015, when Pacific Crest Securities was fully merged into KBCM. During the third quarter of 2015, goodwill increased $3 million to account for a tax item associated with the Pacific Crest business combination. The acquisition of First Niagara during the third quarter of 2016 resulted in a $1.4 billion increase in goodwill. As a result of the acquisition, $1.1 billion of goodwill was allocated to Key Community Bank and $277 million of goodwill was allocated to Key Corporate Bank. Additional information is provided in Note 11 (“Goodwill and Other Intangible Assets”).
The primary assumptions used in determining our pension and other postretirement benefit obligations and related expenses, including sensitivity analysis of these assumptions, are presented in Note 17 (“Employee Benefits”).
When potential asset impairment is identified, we must exercise judgment to determine the nature of the potential impairment (i.e., temporary or other-than-temporary) to apply the appropriate accounting treatment. For example, unrealized losses on securities available for sale that are deemed temporary are recorded in shareholders’ equity; those deemed “other-than-temporary” are recorded in either earnings or shareholders’ equity based on certain factors. Additional information regarding temporary and other-than-temporary impairment on securities available for sale at December 31, 2016, is provided in Note 8 (“Securities”).
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
The application of hedge accounting requires significant judgment to interpret the relevant accounting guidance, as well as to assess hedge effectiveness, identify similar hedged item groupings, and measure changes in the fair value of the hedged items. We believe our methods of addressing these judgments and applying the accounting guidance are consistent with both the guidance and industry practices. Draft accounting guidance has been exposed that could result in material changes to our accounting for derivative financial instruments and related hedging activities. Although such changes may not have a material effect on our financial condition, a change could have a material adverse effect on our results of operations in the period in which it occurs. Additional information relating to our use of derivatives is included in Note 1 under the heading “Derivatives,” and Note 9 (“Derivatives and Hedging Activities”).
Contingent liabilities, guarantees and income taxes
Note 21 (“Commitments, Contingent Liabilities, and Guarantees”) summarizes contingent liabilities arising from litigation and contingent liabilities arising from guarantees in various agreements with third parties under which we are a guarantor, and the potential effects of these items on the results of our operations. We record a liability for the fair value of the obligation to stand ready to perform over the term of a guarantee, but there is a risk that our actual future payments in the event of a default by the guaranteed party could exceed the recorded amount. See Note 21 for a comparison of the liability recorded and the maximum potential undiscounted future payments for the various types of guarantees that we had outstanding at December 31, 2016.
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
Additionally, we conduct quarterly assessments that determine the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded. The available evidence used in connection with these assessments includes taxable income in prior periods, projected future taxable income, potential tax-planning strategies, and projected future reversals of deferred tax items. These assessments are subjective and may change. Based on these criteria, and in particular our projections for future taxable income, we currently believe it is more-likely-than-not that we will realize our net deferred tax asset in future periods. However, if our assessments prove incorrect, they could have a material adverse effect on our results of operations in the period in which they occur. For further information on our accounting for income taxes, see Note 13 (“Income Taxes”).
During 2016, we did not significantly alter the manner in which we applied our critical accounting policies or developed related assumptions and estimates.
European Sovereign and Non-Sovereign Debt Exposures
Our total European sovereign and non-sovereign debt exposure is presented in Figure 46.
Figure 46. European Sovereign and Non-Sovereign Debt Exposures

December 31, 2016	Short- and Long- Term Commercial Total (a)	Foreign Exchange and Derivatives with Collateral (b)	Net Exposure
in millions
France:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	$(1)	$(1)
Non-sovereign non-financial institutions	$11	—	11
Total	11	(1)	10
Germany:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	(1)	(1)
Non-sovereign non-financial institutions	179	—	179
Total	179	(1)	178
Greece:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	—	—	—
Total	—	—	—
Iceland:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	—	—	—
Total	—	—	—
Ireland:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	—	—	—
Total	—	—	—
Italy:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	20	—	20
Total	20	—	20
Netherlands:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	7	—	7
Total	7	—	7
Portugal:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	—	—	—
Total	—	—	—
Spain:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	11	—	11
Total	11	—	11
Switzerland:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	(4)	(4)
Non-sovereign non-financial institutions	59	—	59
Total	59	(4)	55
United Kingdom:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	206	206
Non-sovereign non-financial institutions	68	—	68
Total	68	206	274
Other Europe: (c)
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	62	—	62
Total	62	—	62
Total Europe:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	200	200
Non-sovereign non-financial institutions	417	—	417
Total	$417	$200	$617

(a)	Represents our outstanding leases.

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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information included under the caption “Risk Management — Market risk management” in the MD&A beginning on page 71 is incorporated herein by reference.

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
Management’s Assessment of Internal Control over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over our financial reporting. We have assessed the effectiveness of our internal control and procedures over financial reporting using criteria described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that assessment, we believe we maintained an effective system of internal control over financial reporting as of December 31, 2016. Our independent registered public accounting firm has issued an attestation report, dated February 28, 2017, on our internal control over financial reporting, which is included in this annual report.

Beth E. Mooney
Chairman, Chief Executive Officer and President

Donald R. Kimble
Chief Financial Officer

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting
The Board of Directors and Shareholders of KeyCorp
We have audited KeyCorp’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). KeyCorp’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on KeyCorp’s internal control over financial reporting based on our audit.
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
In our opinion, KeyCorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of KeyCorp as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2016 and our report dated February 28, 2017 expressed an unqualified opinion thereon.

Cleveland, Ohio
February 28, 2017

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of KeyCorp
We have audited the accompanying consolidated balance sheets of KeyCorp as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of KeyCorp’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KeyCorp at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), KeyCorp’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2017 expressed an unqualified opinion thereon.

Cleveland, Ohio
February 28, 2017

Consolidated Balance Sheets

December 31,
in millions, except per share data	2016	2015
ASSETS
Cash and due from banks	$677	$607
Short-term investments	2,775	2,707
Trading account assets	867	788
Securities available for sale	20,212	14,218
Held-to-maturity securities (fair value: $10,007 and $4,848)	10,232	4,897
Other investments	738	655
Loans, net of unearned income of $826 and $646	86,038	59,876
Allowance for loan and lease losses	(858)	(796)
Net loans	85,180	59,080
Loans held for sale (a)	1,104	639
Premises and equipment	978	779
Operating lease assets	540	340
Goodwill	2,446	1,060
Other intangible assets	384	65
Corporate-owned life insurance	4,068	3,541
Derivative assets	803	619
Accrued income and other assets	3,864	3,290
Discontinued assets (including $3 and $4 of portfolio loans at fair value, see Note 14)	1,585	1,846
Total assets	$136,453	$95,131
LIABILITIES
Deposits in domestic offices:
NOW and money market deposit accounts	$54,590	$37,089
Savings deposits	6,491	2,341
Certificates of deposit ($100,000 or more)	5,483	2,392
Other time deposits	4,698	3,127
Total interest-bearing deposits	71,262	44,949
Noninterest-bearing deposits	32,825	26,097
Total deposits	104,087	71,046
Federal funds purchased and securities sold under repurchase agreements	1,502	372
Bank notes and other short-term borrowings	808	533
Derivative liabilities	636	632
Accrued expense and other liabilities	1,796	1,605
Long-term debt	12,384	10,184
Total liabilities	121,213	84,372
EQUITY
Preferred stock	1,665	290
Common shares, $1 par value; authorized 1,400,000,000 shares; issued 1,256,702,081 and 1,016,969,905 shares	1,257	1,017
Capital surplus	6,385	3,922
Retained earnings	9,378	8,922
Treasury stock, at cost (177,388,429 and 181,218,648 shares)	(2,904)	(3,000)
Accumulated other comprehensive income (loss)	(541)	(405)
Key shareholders’ equity	15,240	10,746
Noncontrolling interests	—	13
Total equity	15,240	10,759
Total liabilities and equity	$136,453	$95,131

(a)	Total loans held for sale include Real estate — residential mortgage loans held for sale at fair value of $62 million at December 31, 2016.
See notes to Consolidated Financial Statements

Consolidated Statements of Income

Year ended December 31,
dollars in millions, except per share amounts	2016	2015	2014
INTEREST INCOME
Loans	$2,773	$2,149	$2,110
Loans held for sale	34	37	21
Securities available for sale	329	293	277
Held-to-maturity securities	122	96	93
Trading account assets	23	21	25
Short-term investments	22	8	6
Other investments	16	18	22
Total interest income	3,319	2,622	2,554
INTEREST EXPENSE
Deposits	171	105	117
Federal funds purchased and securities sold under repurchase agreements	1	—	2
Bank notes and other short-term borrowings	10	9	9
Long-term debt	218	160	133
Total interest expense	400	274	261
NET INTEREST INCOME	2,919	2,348	2,293
Provision for credit losses	266	166	57
Net interest income after provision for credit losses	2,653	2,182	2,236
NONINTEREST INCOME
Trust and investment services income	464	433	403
Investment banking and debt placement fees	482	445	397
Service charges on deposit accounts	302	256	261
Operating lease income and other leasing gains	62	73	96
Corporate services income	215	198	178
Cards and payments income	233	183	166
Corporate-owned life insurance income	125	127	118
Consumer mortgage income	17	12	10
Mortgage servicing fees	57	48	46
Net gains (losses) from principal investing	20	51	78
Other income(a)	94	54	44
Total noninterest income	2,071	1,880	1,797
NONINTEREST EXPENSE
Personnel	2,073	1,652	1,591
Net occupancy	305	255	261
Computer processing	255	164	158
Business services and professional fees	235	159	156
Equipment	98	88	96
Operating lease expense	59	47	42
Marketing	101	57	49
FDIC assessment	61	32	30
Intangible asset amortization	55	36	39
OREO expense, net	9	6	5
Other expense	505	344	334
Total noninterest expense	3,756	2,840	2,761
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	968	1,222	1,272
Income taxes	179	303	326
INCOME (LOSS) FROM CONTINUING OPERATIONS	789	919	946
Income (loss) from discontinued operations, net of taxes of $1, $1, and ($23) (see Note 14)	1	1	(39)
NET INCOME (LOSS)	790	920	907
Less: Net income (loss) attributable to noncontrolling interests	(1)	4	7
NET INCOME (LOSS) ATTRIBUTABLE TO KEY	$791	$916	$900
Income (loss) from continuing operations attributable to Key common shareholders	$753	$892	$917
Net income (loss) attributable to Key common shareholders	754	893	878
Per common share:
Income (loss) from continuing operations attributable to Key common shareholders	.81	1.06	1.05
Income (loss) from discontinued operations, net of taxes	—	—	(.04)
Net income (loss) attributable to Key common shareholders(b)	.81	1.06	1.01
Per common share — assuming dilution:
Income (loss) from continuing operations attributable to Key common shareholders	.80	1.05	1.04
Income (loss) from discontinued operations, net of taxes	—	—	(.04)
Net income (loss) attributable to Key common shareholders(b)	.80	1.05	.99
Cash dividends declared per common share	.33	.29	.25
Weighted-average common shares outstanding (000)	927,816	836,846	871,464
Effect of convertible preferred stock	—	—	—
Effect of common share options and other stock awards	10,720	7,643	6,735
Weighted-average common shares and potential common shares outstanding (000)(c)	938,536	844,489	878,199

(a)	Net securities gains (losses) totaled less than $1 million for the years ended December 31, 2016, 2015, and 2014. For 2016, 2015, and 2014, we did not have any impairment losses related to securities.

(b)	EPS may not foot due to rounding.

(c)	Assumes conversion of common share options and other stock awards and/or convertible preferred stock, as applicable.
See Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

Year ended December 31,
in millions	2016	2015	2014
Net income (loss)	$790	$920	$907
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale, net of income taxes of ($76), ($32), and $35	(127)	(54)	59
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of ($19), $17, and $2	(34)	28	3
Foreign currency translation adjustments, net of income taxes of ($1), ($14), and ($8)	(1)	(24)	(20)
Net pension and postretirement benefit costs, net of income taxes of $19, ($2), and ($27)	26	1	(46)
Total other comprehensive income (loss), net of tax	(136)	(49)	(4)
Comprehensive income (loss)	654	871	903
Less: Comprehensive income attributable to noncontrolling interests	(1)	4	7
Comprehensive income (loss) attributable to Key	$655	$867	$896

See Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Equity

	Key Shareholders’ Equity
dollars in millions, except per share amounts	Preferred Shares Outstanding (000)	Common Shares Outstanding (000)	Preferred Stock	Common Shares	Capital Surplus	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
BALANCE AT DECEMBER 31, 2013	2,905	890,724	$291	$1,017	$4,022	$7,606	$(2,281)	$(352)	$17
Net income (loss)						900			7
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale, net of income taxes of $35								59
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of $2								3
Foreign currency translation adjustments, net of income taxes of ($8)								(20)
Net pension and postretirement benefit costs, net of income taxes of ($27)								(46)
Deferred compensation					2
Cash dividends declared on common shares ($.25 per share)						(218)
Cash dividends declared on Noncumulative Series A Preferred Stock ($7.75 per share)						(22)
Common shares repurchased		(36,285)					(484)
Common shares reissued (returned) for stock options and other employee benefit plans		4,964			(38)		84
LIHTC guaranteed funds put						7
Net contribution from (distribution to) noncontrolling interests									(12)
BALANCE AT DECEMBER 31, 2014	2,905	859,403	291	1,017	3,986	8,273	(2,681)	(356)	12
Net income (loss)						916			4
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale, net of income taxes of ($32)								(54)
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of $17								28
Foreign currency translation adjustments, net of income taxes of ($14)								(24)
Net pension and postretirement benefit costs, net of income taxes of ($2)								1
Deferred compensation					11
Cash dividends declared on common shares ($.29 per share)						(244)
Cash dividends declared on Noncumulative Series A Preferred Stock ($7.75 per share)						(23)
Common shares repurchased		(31,267)					(448)
Series A Preferred Stock exchanged for common shares	(5)	33	(1)				1
Common shares reissued (returned) for stock options and other employee benefit plans		7,582			(75)		128
Net contribution from (distribution to) noncontrolling interests									(3)
BALANCE AT DECEMBER 31, 2015	2,900	835,751	290	1,017	3,922	8,922	(3,000)	(405)	13
Net income (loss)						791			(1)
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale, net of income taxes of ($76)								(127)
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of ($19)								(34)
Foreign currency translation adjustments, net of income taxes of ($1)								(1)
Net pension and postretirement benefit costs, net of income taxes of $19								26
Deferred compensation					(4)
Cash dividends declared on common shares ($.33 per share)						(298)
Cash dividends declared on Noncumulative Series A Preferred Stock ($7.75 per share)						(22)
Cash dividends declared on Noncumulative Series C Preferred Stock ($.539063 per share)						(8)
Cash dividends declared on Noncumulative Series D Preferred Stock ($13.33 per depositary share)						(7)
Common shares issued for the acquisition of FNFG		239,732		240	2,591
Common shares repurchased		(10,502)					(140)
Issuance of Preferred Stock	14,521		1,375		(16)
Common shares reissued (returned) for stock options and other employee benefit plans		14,333			(108)		236
Net contribution from (distribution to) noncontrolling interests									(12)
BALANCE AT DECEMBER 31, 2016	17,421	1,079,314	$1,665	$1,257	$6,385	$9,378	$(2,904)	$(541)	—

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

Year ended December 31,
in millions	2016	2015	2014
OPERATING ACTIVITIES
Net income (loss)	$790	$920	$907
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for credit losses	266	166	57
Provision (credit) for losses on LIHTC guaranteed funds	—	—	(7)
Depreciation and amortization expense, net	314	247	246
Accretion of acquired loans	116	—	—
Increase in cash surrender value of corporate-owned life insurance	(111)	(108)	(106)
Stock-based compensation expense	99	58	44
FDIC reimbursement (payments), net of FDIC expense	13	—	1
Deferred income taxes (benefit)	11	(76)	5
Proceeds from sales of loans held for sale	8,572	7,333	5,386
Originations of loans held for sale, net of repayments	(8,361)	(7,072)	(5,415)
Net losses (gains) from sale of loans held for sale	(139)	(103)	(97)
Net losses (gains) from principal investing	(20)	(51)	(78)
Net losses (gains) and writedown on OREO	4	4	3
Net losses (gains) on leased equipment	7	(6)	(35)
Net losses (gains) on sales of fixed assets	56	8	7
Net decrease (increase) in trading account assets	(79)	(38)	(12)
Direct acquisition costs	(44)	—	—
Gain on sale of Victory	—	—	(10)
Loss on sale of residual interests and deconsolidation of securitization trusts	—	—	40
Other operating activities, net	195	(151)	384
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,689	1,131	1,320
INVESTING ACTIVITIES
Cash received (used) in acquisitions, net of cash acquired	(481)	—	(114)
Net decrease (increase) in short-term investments, excluding acquisitions	(68)	1,562	1,358
Purchases of securities available for sale	(5,718)	(4,090)	(3,797)
Proceeds from sales of securities available for sale	4,249	19	—
Proceeds from prepayments and maturities of securities available for sale	4,241	3,098	2,860
Proceeds from prepayments and maturities of held-to-maturity securities	1,627	1,102	850
Purchases of held-to-maturity securities	(6,968)	(988)	(1,109)
Purchases of other investments	(46)	(32)	(49)
Proceeds from sales of other investments	243	145	334
Proceeds from prepayments and maturities of other investments	4	8	4
Net decrease (increase) in loans, excluding acquisitions, sales and transfers	(3,580)	(2,951)	(3,296)
Proceeds from sales of portfolio loans	140	110	120
Proceeds from corporate-owned life insurance	29	46	35
Purchases of premises, equipment, and software	(145)	(75)	(97)
Proceeds from sales of premises and equipment	—	1	1
Proceeds from sales of OREO	16	22	17
Proceeds from sale of residual interests	—	—	57
Proceeds from sale of Victory	—	—	10
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(6,457)	(2,023)	(2,816)
FINANCING ACTIVITIES
Net increase (decrease) in deposits, excluding acquisitions	4,047	(952)	2,736
Net increase (decrease) in short-term borrowings	(1,294)	(93)	(879)
Net proceeds from issuance of long-term debt	2,827	3,756	1,727
Payments on long-term debt	(1,308)	(1,172)	(1,355)
Issuance of preferred shares	1,009	—	—
Repurchase of common shares	(140)	(448)	(484)
Net proceeds from reissuance of common shares	32	22	27
Cash dividends paid	(335)	(267)	(240)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	4,838	846	1,532
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	70	(46)	36
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	607	653	617
CASH AND DUE FROM BANKS AT END OF YEAR	$677	$607	$653

Additional disclosures relative to cash flows:
Interest paid	$429	$329	$298
Income taxes paid (refunded)	144	281	131
Noncash items:
Preferred stock issued to acquire First Niagara	$350	—	—
Common stock issued to acquire First Niagara	2,831	—	—
Reduction of secured borrowing and related collateral	67	$160	$152
Loans transferred to portfolio from held for sale	10	1	19
Loans transferred to held for sale from portfolio	45	63	16
Loans transferred to other real estate owned	36	20	23
Assets acquired	35,634	—	41
Liabilities assumed	33,028	—	17
LIHTC guaranteed funds put	—	—	7
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
VIE: Variable interest entity.

Organization
We are one of the nation’s largest bank-based financial services companies, with consolidated total assets of $136.5 billion at December 31, 2016. We provide deposit, lending, cash management, insurance, and investment services to individuals and small and medium-sized businesses through our subsidiary, KeyBank. We also provide a broad range of sophisticated corporate and investment banking products, such as merger and acquisition advice, public and private debt and equity, syndications, and derivatives to middle market companies in selected industries throughout the United States through our subsidiary, KBCM. As of December 31, 2016, KeyBank operated 1,217 full-service retail banking branches and 1,593 ATMs in 15 states, as well as additional offices, online and mobile banking capabilities, and a telephone banking call center. Additional information pertaining to our two major business segments, Key Community Bank and Key Corporate Bank, is included in Note 24 (“Line of Business Results”).
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
The consolidated financial statements include any voting rights entities in which we have a controlling financial interest. In accordance with the applicable accounting guidance for consolidations, we consolidate a VIE if we have: (i) a variable interest in the entity; (ii) the power to direct activities of the VIE that most significantly impact the entity’s economic performance; and (iii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE (i.e., we are considered to be the primary beneficiary). Variable interests can include equity interests, subordinated debt, derivative contracts, leases, service agreements, guarantees, standby letters of credit, loan commitments, and other contracts, agreements and financial instruments. See Note 12 (“Variable Interest Entities”) for information on our involvement with VIEs.
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
Noncontrolling Interests
Our Principal Investing unit and the Real Estate line of business have noncontrolling interests that are accounted for in accordance with the applicable accounting guidance, which allows us to report noncontrolling interests in subsidiaries as a component of equity on the balance sheet. “Net income (loss)” on the income statement includes Key’s revenues, expenses, gains and losses, together with revenues, expenses, gains and losses pertaining to the noncontrolling interests. The portion of net results attributable to the noncontrolling interests is disclosed separately on the face of the income statement to arrive at the “net income (loss) attributable to Key.”
Statements of Cash Flows
Cash and due from banks are considered “cash and cash equivalents” for financial reporting purposes.
Loans
Loans are carried at the principal amount outstanding, net of unearned income, including net deferred loan fees and costs and unamortized premiums and discounts. We defer certain nonrefundable loan origination and commitment fees, and the direct costs of originating or acquiring loans. The net deferred amount is amortized over the estimated lives of the related loans as an adjustment to the yield.
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
Loans Held for Sale
Our loans held for sale at December 31, 2016, and December 31, 2015, are disclosed in Note 5 (“Loans and Loans Held for Sale”). Our commercial loans, which we originated and intend to sell, are carried at the lower of aggregate cost or fair value. Beginning with the third quarter of 2016, we elected the fair value option for our real estate - residential mortgages. Fair value is determined based on available market data for similar assets, expected cash flows, and appraisals of underlying collateral or the credit quality of the borrower. Additional information regarding fair value measurements associated with our loans held for sale is provided in Note 7 (“Fair Value Measurements”). If a loan is transferred from the loan portfolio to the held-for-sale category, any write-down in the carrying amount of the loan at the date of transfer is recorded as a charge-off. Subsequent declines in fair value are recognized as a charge to noninterest income. Subsequent increases in fair value for the real estate — residential loans are recorded to noninterest income, while subsequent increases in fair value for the commercial loans are not recognized. When a loan is originated as held-for-sale, we do not defer the related fees and costs. When a loan is transferred into the held-for-sale category, we stop amortizing the related deferred fees and costs. The remaining unamortized fees and costs are recognized as part of the cost basis of the loan at the time it is sold.
Nonperforming Loans
Nonperforming loans are loans for which we do not accrue interest income, and include commercial and consumer loans and leases, as well as current TDRs and nonaccruing TDR loans from prior years. Nonperforming loans do not include loans held for sale or PCI loans.
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
All commercial and consumer TDRs regardless of size and all impaired commercial loans with an outstanding balance of $2.5 million or greater are individually evaluated for impairment. Nonperforming loans of less than $2.5 million and smaller-balance homogeneous loans (residential mortgage, home equity loans, auto, etc.) are aggregated and collectively evaluated for impairment. The amount of the reserve is estimated based on the criteria outlined in the “Allowance for Loan and Lease Losses” section of this note.
Allowance for Loan and Lease Losses
The ALLL represents our estimate of incurred credit losses inherent in the loan portfolio at the balance sheet date. We establish the amount of this allowance by analyzing the quality of the loan portfolio at least quarterly, and more often if deemed necessary. We segregate our loan portfolio between commercial and consumer loans and develop and document our methodology to determine the ALLL accordingly. We believe these portfolio segments represent the most appropriate level for determining our historical loss experience, as well as the level at which we monitor credit quality and risk characteristics of the portfolios. Commercial loans, which generally have larger individual balances, constitute a significant portion of our total loan portfolio. The consumer portfolio typically includes smaller-balance homogeneous loans.
We estimate the appropriate level of our ALLL by applying expected loss rates to existing loans with similar risk characteristics. Expected loss rates for commercial loans are derived from a statistical analysis of our historical default and loss severity experience. The analysis utilizes probability of default and loss given default to assign loan grades using our internal risk rating system. Our expected loss rates are reviewed quarterly and updated as necessary. As of December 31, 2016, the probability of default ratings was based on our default data for the period from January 2008 through October 2016, which encompasses the last downturn period as well as our more recent positive credit experience. We adjust expected loss rates based on calculated estimates of the average time period from initial loss indication to the initial loss recorded for an individual loan.
Expected loss rates for consumer loans are statistically derived from an analysis of our historical default and loss severity experience, and is sensitive to change in delinquency status. Consumer loans are analyzed quarterly in homogeneous product-type pools that share similar risk attributes, including the application of delinquency roll rate models and credit loss severity estimates. Incurred losses that are not yet individually identifiable are measured as the estimate of the average time period for initial loss indication to initial loss recorded for consumer loans. This “incurred loss period” typically ranges from one to two years.
The ALLL may be adjusted to reflect our current assessment of many qualitative factors that may not be directly measured in the statistical analysis of expected loss, including:

•	changes in international, national, regional, and local economic and business conditions;

•	changes in the experience, ability, and depth of our lending management and staff;

•	changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices;

•	changes in the nature and volume of the loan portfolio, including the existence and effect of any concentrations of credit, and changes in the level of such concentrations;

•	changes in the volume and/or severity of past due, nonaccrual, and adversely classified or graded loans; and

•	external factors, such as competition, legal developments, and regulatory requirements.
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
Liability for Credit Losses on Lending-Related Commitments
The liability for credit losses inherent in lending-related commitments, such as letters of credit and unfunded loan commitments, is included in “accrued expense and other liabilities” on the balance sheet. This liability totaled $55 million at December 31, 2016, and $56 million at December 31, 2015. We establish the amount of this liability by considering both historical trends and current market conditions quarterly, or more often if deemed necessary.
Fair Value Measurements
We follow the applicable accounting guidance for fair value measurements and disclosures for all applicable financial and nonfinancial assets and liabilities. This guidance defines fair value, establishes a framework for measurement, and addresses disclosures about fair value measurements. Fair value-related guidance applies only when other guidance requires or permits assets or liabilities to be measured at fair value.
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
At a minimum, we conduct our valuations quarterly. Additional information regarding fair value measurements and disclosures is provided in Note 7 (“Fair Value Measurements”).
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
Securities
Securities available for sale. Securities available for sale are securities that we intend to hold for an indefinite period of time but that may be sold in response to changes in interest rates, prepayment risk, liquidity needs, or other factors. Securities available for sale are reported at fair value. Unrealized gains and losses (net of income taxes) deemed temporary are recorded in equity as a component of AOCI on the balance sheet. Unrealized losses on equity securities deemed “other-than-temporary,” and realized gains and losses resulting from sales of securities using the specific identification method, are included in “other income” on the income statement. Unrealized losses on debt securities deemed “other-than-temporary” are included in “other income” on the income statement or in AOCI in accordance with the applicable accounting guidance, as further described under the heading “Other-than-Temporary Impairments” in this note and in Note 8 (“Securities”).
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
Other Investments
Principal investments — investments in equity and debt instruments made by our Principal Investing unit — represented 25% and 46% of other investments at December 31, 2016, and December 31, 2015, respectively, and included both direct investments (investments made in a particular company) and indirect investments (investments made through funds that include other investors). Principal investments are predominantly made in privately held companies and are carried at fair value ($185 million at December 31, 2016, and $304 million at December 31, 2015). Changes in fair values and realized gains and losses on sales of principal investments are reported as “net gains (losses) from principal investing” on the income statement.
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
Repurchase agreements
We enter into repurchase and reverse repurchase agreements primarily to acquire securities to finance overnight customer sweep deposits and to settle other securities obligations. Repurchase and reverse repurchase agreements are accounted for as collateralized financing transactions and recorded on our balance sheet at the amounts at which the securities will be subsequently sold or repurchased. The value of our repurchase and reverse repurchase agreements is based on the valuation of the underlying securities, as further described under the “Other assets and liabilities” heading in Note 7 (“Fair Value Measurements”). Fees received in connection with these transactions are recorded in interest income; fees paid are recorded in interest expense.
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
Additional information regarding the accounting for derivatives is provided in Note 9 (“Derivatives and Hedging Activities”).
Offsetting Derivative Positions
In accordance with the applicable accounting guidance, we take into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts held with a single counterparty on a net basis, and to offset the net derivative position with the related cash collateral when recognizing derivative assets and liabilities. Additional information regarding derivative offsetting is provided in Note 9 (“Derivatives and Hedging Activities”).
Servicing Assets
We service commercial real estate loans. Servicing assets related to all commercial real estate loan servicing totaled $356 million at December 31, 2016, and $321 million at December 31, 2015. Servicing assets are included in “accrued income and other assets” on the balance sheet. Beginning in 2016, we service residential mortgages. Servicing assets related to residential mortgages totaled $28 million at December 31, 2016.
Servicing assets and liabilities purchased or retained are initially measured at fair value. When no ready market value (such as quoted market prices, or prices based on sales or purchases of similar assets) is available to determine the fair value of servicing assets, fair value is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation is based on a number of assumptions, including the market cost of servicing, the discount rate, the prepayment rate, and the default rate.
We remeasure our servicing assets using the amortization method at each reporting date. The amortization of servicing assets is determined in proportion to, and over the period of, the estimated net servicing income and recorded in “mortgage servicing fees” on the income statement.
Servicing assets are evaluated quarterly for possible impairment. This process involves stratifying the assets based upon one or more predominant risk characteristics and determining the fair value of each class. The characteristics may include financial asset type, size, interest rate, date of origination, term and geographic location. If the evaluation indicates that the carrying amount of the servicing assets exceeds their fair value, the carrying amount is reduced by recording a charge to income in the amount of such excess and establishing a valuation reserve allowance. Any impairment of servicing assets recorded for the years ended December 31, 2016, December 31, 2015, and December 2014, was not material in amount. Additional information pertaining to servicing assets is included in Note 10 (“Mortgage Servicing Assets”).
Business Combinations
We account for our business combinations using the acquisition method of accounting. Under this accounting method, the acquired company’s assets and liabilities are recorded at fair value at the date of acquisition, and the results of operations of the acquired company are combined with Key’s results from that date forward. Acquisition costs are expensed when incurred. The difference between the purchase price and the fair value of the net assets acquired (including intangible assets) is recorded as goodwill. Our accounting policy for intangible assets is summarized in this note under the heading “Goodwill and Other Intangible Assets.”
Additional information regarding acquisitions is provided in Note 2 (“Business Combination”) and Note 14 (“Acquisition, Divestiture, and Discontinued Operations”).

Goodwill and Other Intangible Assets
Goodwill represents the amount by which the cost of net assets acquired in a business combination exceeds their fair value. Other intangible assets primarily are the net present value of future economic benefits to be derived from the purchase of credit card receivable assets and core deposits. Other intangible assets are amortized on either an accelerated or straight-line basis. The estimated remaining useful lives of our other intangible assets range from 6 months to 20 years. Goodwill and other types of intangible assets deemed to have indefinite lives are not amortized.
Relevant accounting guidance provides that goodwill and certain other intangible assets must be subjected to impairment testing at least annually. We perform either a quantitative or qualitative goodwill impairment test in the fourth quarter of each year. Our reporting units for purposes of this testing are our two business segments, Key Community Bank and Key Corporate Bank. We continue to monitor the impairment indicators for goodwill and other intangible assets, and to evaluate the carrying amount of these assets quarterly.
Accounting guidance allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Our qualitative assessment includes, but is not limited to, the evaluation of industry and market conditions, the economic environment and internal and peer performance. If we conclude that it is not more likely than not that the fair value of our reporting units are less than their carrying values, the traditional two-step goodwill impairment test (described below) is not required. We may also elect to bypass the qualitative assessment and continue directly to the two-step impairment test.
The first step in quantitative goodwill impairment testing is to determine the fair value of each reporting unit. This amount is estimated using comparable external market data (market approach) and discounted cash flow modeling that incorporates an appropriate risk premium and earnings forecast information (income approach). The amount of capital being allocated to our reporting units as a proxy for the carrying value is based on risk-based regulatory capital requirements. If the carrying amount of a reporting unit exceeds its fair value, goodwill impairment may be indicated. In such a case, we would perform the second step of goodwill impairment testing, and we would estimate a hypothetical purchase price for the reporting unit (representing the unit’s fair value). Then we would compare that hypothetical purchase price with the fair value of the unit’s net assets (excluding goodwill). Any excess of the estimated purchase price over the fair value of the reporting unit’s net assets represents the implied fair value of goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill, the impairment loss represented by this difference is charged to earnings.
Additional information pertaining to goodwill and other intangible assets is included in Note 11 (“Goodwill and Other Intangible Assets”).
Purchased Loans
We evaluate purchased loans for impairment in accordance with the applicable accounting guidance. Purchased performing loans that do not have evidence of deterioration in credit quality at acquisition are recorded at fair value at the acquisition date. Any premium or discount associated with purchased performing loans is recognized as an expense or income based on the effective yield method of amortization. Subsequent to the purchase date, the methods utilized to estimate the required ALLL for these loans is similar to originated loans; however, we record a provision for loan and lease losses only when the required ALLL exceeds any remaining purchase discount at the product level.
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
Under the applicable accounting guidance for PCI loans, the excess of cash flows expected to be collected, measured as of the acquisition date, over the estimated fair value is referred to as the “accretable yield” and is recognized in interest income over the remaining life of the loan or pool using the effective yield method. Accordingly, PCI loans are not subject to classification as nonaccrual (and nonperforming) in the same manner as originated loans. Rather, acquired PCI loans are considered to be accruing loans because their interest income relates to the accretable yield recognized on the individual loan or pool and not to the contractual interest payments of the loan. The difference between the contractually required principal and interest payments as of the acquisition date and the cash flows expected to be collected is referred to as the “nonaccretable difference.” The nonaccretable difference, which is not accreted into income, reflects estimated future credit losses and uncollectible contractual payments over the life of the PCI loan.
After we acquire loans determined to be PCI loans, actual cash collections are monitored to determine if they conform to management’s expectations. Revised cash flow expectations are prepared each quarter. A decrease in expected cash flows in subsequent periods may indicate impairment and would require us to establish an ALLL by recording a charge to the provision for loan and lease losses. An increase in expected cash flows in subsequent periods initially reduces any previously established ALLL by the increase in the present value of cash flows expected to be collected, and requires us to recalculate the amount of accretable yield for the PCI loan or pool. The adjustment of accretable yield due to an increase in expected cash flows is accounted for as a change in estimate. The additional cash flows expected to be collected are reclassified from the nonaccretable difference to the accretable yield, and the amount of periodic accretion is adjusted accordingly over the remaining life of the PCI loan or pool.
A PCI loan may be derecognized either through receipt of payment (in full or in part) from the borrower, the sale of the loan to a third party, foreclosure of the collateral, or charge-off. If one of these events occurs, the loan is removed from the loan pool, or derecognized if it is accounted for as an individual loan. PCI loans subject to modification are not removed from a PCI pool even if those loans would otherwise be deemed TDRs since the pool, and not the individual loan, represents the unit of account. Individually accounted for PCI loans that are modified in a TDR are no longer classified as PCI loans and are subject to TDR recognition.
Premises and Equipment
Premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation and amortization. We determine depreciation of premises and equipment using the straight-line method over the estimated useful lives of the particular assets. Leasehold improvements are amortized using the straight-line method over the terms of the leases. Accumulated depreciation and amortization on premises and equipment totaled $1.6 billion at December 31, 2016, and $1.4 billion at December 31, 2015.
Internally Developed Software
We rely on company personnel and independent contractors to plan, develop, install, customize, and enhance computer systems applications that support corporate and administrative operations. Software development costs, such as those related to program coding, testing, configuration, and installation, are capitalized and included in “accrued income and other assets” on the balance sheet. The resulting asset, net of accumulated amortization, totaled $69 million at December 31, 2016, and $77 million at December 31, 2015, and is amortized using the straight-line method over its expected useful life (not to exceed five years). Costs incurred during the planning and post-development phases of an internal software project are expensed as incurred.
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
Additional information regarding guarantees is included in Note 21 (“Commitments, Contingent Liabilities, and Guarantees”) under the heading “Guarantees.”

Revenue Recognition
We recognize revenues as they are earned based on contractual terms, as transactions occur, or as services are provided and collectability is reasonably assured. Our principal source of revenue is interest income, which is recognized on an accrual basis primarily according to nondiscretionary formulas in written contracts, such as loan agreements or securities contracts.
Stock-Based Compensation
Stock-based compensation is measured using the fair value method of accounting on the grant date. The measured cost is recognized over the period during which the recipient is required to provide service in exchange for the award. We estimate expected forfeitures when stock-based awards are granted and record compensation expense only for awards that are expected to vest.
We recognize compensation cost for stock-based, mandatory deferred incentive compensation awards using the accelerated method of amortization over a period of approximately 5 years (the current year performance period and a four-year vesting period, which generally starts in the first quarter following the performance period) for awards granted in 2012 and after.
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
We estimate the fair value of options granted using the Black-Scholes option-pricing model, as further described in Note 16 (“Stock-Based Compensation”).
Marketing Costs
We expense all marketing-related costs, including advertising costs, as incurred.
Accounting Guidance Adopted in 2016
Business combinations.    In September 2015, the FASB issued new accounting guidance that obligates an acquirer in a business combination to recognize adjustments to provisional amounts in the reporting period that the amounts were determined, eliminating the requirement for retrospective adjustments. The acquirer should record in the current period any income effects that resulted from the change in provisional amounts, calculated as if the accounting were completed at the acquisition date. This accounting guidance was effective prospectively for interim and annual reporting periods beginning after December 15, 2015 (effective January 1, 2016, for us). Early adoption was permitted. The adoption of this accounting guidance did affect our financial condition and results of operations, and we provide the disclosures related to this new guidance in Note 2 (“Business Combination”).
Fair value measurement.    In May 2015, the FASB issued new disclosure guidance that eliminates the requirement to categorize investments measured using the net asset value practical expedient in the fair value hierarchy table. Entities are required to disclose the fair value of investments measured using the net asset value practical expedient so that financial statement users can reconcile amounts reported in the fair value hierarchy table to amounts reported on the balance sheet. This disclosure guidance was effective for interim and annual reporting periods beginning after December 15, 2015 (March 31, 2016, for us) on a retrospective basis. Early adoption was permitted. The adoption of this disclosure guidance did not affect our financial condition or results of operations. We provide the disclosure related to this new guidance in Note 7 (“Fair Value Measurements”).
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
Consolidation.    In February 2015, the FASB issued new accounting guidance that changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The new guidance amends the current accounting guidance to address limited partnerships and similar legal entities, certain investment funds, fees paid to a decision maker or service provider, and the impact of fee arrangements and related parties on the primary beneficiary determination. This accounting guidance was effective for interim and annual reporting periods beginning after December 15, 2015 (effective January 1, 2016, for us) and was implemented using a modified retrospective basis. Retrospective application to all relevant prior periods and early adoption was permitted. The adoption of this accounting guidance did not affect our financial condition or results of operations. Our Principal Investing unit and the Real Estate Capital line of business have equity and mezzanine investments, which were subjected to the new guidance. We determined these investments are VIEs. We provide disclosures related to our variable interest entities as required by the new guidance in Note 12 (“Variable Interest Entities”).
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
Going concern.    In August 2014, the FASB issued new accounting guidance that requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. Disclosure is required when conditions or events raise substantial doubt about an entity’s ability to continue as a going concern. This accounting guidance was effective for interim and annual reporting periods ending after December 15, 2016 (effective December 31, 2016 for us). Early adoption was permitted. We performed an assessment and there were no concerns related to our ability to continue as a going concern.
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
Accounting Guidance Pending Adoption at December 31, 2016

Other income.    In February 2017, the FASB issued new accounting guidance that clarifies the scope of asset derecognition guidance and accounting for partial sales of nonfinancial assets.  The guidance clarifies that financial assets may be within scope of the derecognition guidance if they are promised to a counterparty in a contract and substantially all the fair value of the assets in the contract are concentrated in nonfinancial assets, which are collectively referred to as in substance nonfinancial assets.  The guidance requires entities to derecognize a nonfinancial asset or in substance nonfinancial asset when a counterparty obtains controls of it and in a partial sale transaction when it does not have a controlling financial interest in the legal entity that holds the asset and when it transfers control of the asset. This accounting guidance is effective for interim and annual reporting periods beginning after December 15, 2017 (effective January 1, 2018, for us). The guidance may be applied on a retrospective or modified retrospective basis.  Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2016.  We are currently evaluating the impact that this accounting guidance may have on our financial condition or results of operations.

Goodwill and Other Intangibles.    In January 2017, the FASB issued new accounting guidance that simplifies the test for goodwill impairment by eliminating the second step of the current two-step method. Under the new guidance, entities will compare the fair value of a reporting unit with its carrying amount.  If the carrying amount exceeds the reporting unit’s fair value, the entity is required to recognize an impairment charge for this amount. Current guidance requires an entity to proceed to a second step, whereby the entity would determine the fair value of its assets and liabilities.  The new method applies to all reporting units.  The option to perform a qualitative assessment is still allowable.  This accounting guidance is effective prospectively for interim and annual reporting periods beginning after December 15, 2019 (effective January 1, 2020, for us). Early adoption is permitted.  The adoption of this accounting guidance is not expected to have a material effect on our financial condition or results of operations.
Business combinations. In January 2017, the FASB issued accounting guidance that clarifies the definition of a business and removes the requirement for a market participant to consider whether they could replace missing elements in an integrated set of assets and activities. The guidance states that if substantially all of the fair value of the assets acquired or disposed of is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This accounting guidance will be effective for annual and interim reporting periods beginning after December 15, 2017 (effective January 1, 2018, for us) and should be implemented using a prospective approach. Early application is allowed for transactions for which the acquisition date occurs before the issuance date or effective date of the amendments, as long as the transaction has not been reported in financial statements that have been issued or made available for issuance, and for transactions in which a subsidiary is deconsolidated or a group of assets is derecognized that occurs before the issuance date or effective date of the amendments, as long as the transaction has not been reported in financial statements that have been issued or made available for issuance. This guidance will not affect our financial condition or results of operations unless we acquire or dispose of a business subsequent to the date of adoption.
Statement of cash flows. In November 2016, the FASB issued accounting guidance requiring restricted cash and restricted cash equivalents to be included with other cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on the statement of cash flows. This accounting guidance will be effective for annual and interim reporting periods beginning after December 15, 2017 (effective January 1, 2018, for us) and should be implemented using a retrospective approach. Early adoption is permitted. The adoption of this accounting guidance may affect the presentation in our Consolidated Statements of Cash Flows.
Consolidation. In October 2016, the FASB issued new accounting guidance that amends the previous consolidation guidance issued in February 2015, to require a decision maker that holds an interest in a VIE through an entity under common control to only consider its proportionate indirect interest in the VIE in determining whether the decision maker is the VIE’s primary beneficiary. This new guidance eliminates the requirement that a decision maker treat the common control party’s interest in the VIE as if the decision maker held the interest itself, an approach referred to as “full attribution.” The new guidance will be effective for interim and annual reporting periods beginning after December 15, 2016 (effective January 1, 2017, for us), and it must be applied retrospectively to all periods beginning with the fiscal year that the previous guidance was initially applied. Early adoption is permitted. The adoption of this accounting guidance will not have a material effect on our financial condition or results of operations.
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
Statement of cash flows.  In August 2016, the FASB issued new accounting guidance that clarifies how cash receipts and cash payments in certain specific transactions should be presented and classified in the statement of cash flows. These specific transactions include, but are not limited to, debt prepayment or extinguishment costs, contingent considerations made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate owned life insurance policies, and distributions from equity method investees. This guidance also clarifies that in instances of cash flows with multiple aspects that cannot be separately identified, classification should be based on the activity that is likely to be the predominant source of or use of cash flow. This accounting guidance will be effective for interim and annual reporting periods beginning after December 15, 2017 (effective January 1, 2018, for us) and should be implemented using a retrospective approach. Early adoption is permitted. The adoption of this accounting guidance may affect the presentation in our Consolidated Statements of Cash Flows.

Financial instruments.  In June 2016, the FASB issued new accounting guidance that changes the methodology for recognizing credit losses related to financial instruments. Under current GAAP, a credit loss is not recognized until it is probable the loss has been incurred. The new accounting guidance eliminates that threshold and expands the information required for an entity to consider when developing an estimate of expected credit losses, including the use of forecasted information. Entities will be required to present financial assets measured on an amortized cost basis at the net amount that is expected to be collected. This new guidance will impact the accounting for our loans, debt securities available for sale, and liability for credit losses on unfunded lending-related commitments as well as purchased financial assets with a more than insignificant amount of credit deterioration since origination. This accounting guidance will be effective for interim and annual reporting periods beginning after December 15, 2019 (effective January 1, 2020, for us). Early adoption is permitted but only for interim and annual reporting periods beginning after December 15, 2018. This guidance must be implemented using a modified retrospective basis except a prospective approach must be used for debt securities for which an other-than-temporary impairment had been recognized before the effective date. A prospective transition approach also should be used for purchased financial assets with credit deterioration. We are currently evaluating the impact that this accounting guidance may have on our financial condition or results of operations and related disclosures.
Stock-based compensation.  In March 2016, the FASB issued new accounting guidance that simplifies accounting for several aspects of share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and presentation on the statement of cash flows. This accounting guidance will be effective for interim and annual reporting periods beginning after December 15, 2016 (effective January 1, 2017, for us). The method of transition is dependent on the particular amendment within the new guidance. The changes expected to impact our financial statements include the requirement that all excess tax benefits and deficiencies that pertain to share-based payment arrangements be recognized within “income taxes” on our income statement instead of within “capital surplus” on our balance sheet. Under this new guidance, generally, if our share price increases over an award’s vesting period, the resulting tax windfall will decrease “income taxes.” In a like manner, if our share price decreases over an award’s vesting period, the resulting tax shortfall will increase “income taxes.” This change also removes the impact of the excess tax benefits and deficiencies from the calculation of diluted earnings per shares, and is required to be applied on a prospective basis. We elected to retain our existing accounting policy of estimating award forfeitures upon the award’s grant date. The adoption of this accounting guidance will result in a reclassification from additional paid-in-capital to provision for income taxes. At this time, we expect the implementation of the guidance will be a benefit to our results of operations. The dollar amount of the impact, however, is dependent on the stock price on the date on which the holder exercises his or her non-qualified stock options or restrictions lapse on restricted stock.
Equity method investments.  In March 2016, the FASB issued new accounting guidance that simplifies the transition to equity method accounting by eliminating the requirement for an investor to make retroactive adjustments to the investment, results of operations, and retained earnings on a step-by-step basis when an investment becomes qualified for equity method accounting. Instead, when an investment qualifies for the equity method due to an increase in ownership or degree of influence, an equity method investor is required to add the cost of acquiring the additional interest to the current basis of the previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for the equity method. This accounting guidance will be effective prospectively for interim and annual reporting periods beginning after December 15, 2016 (effective January 1, 2017, for us). Early adoption is permitted. This accounting guidance will only affect our financial condition or results of operations if there is an applicable change in an investment resulting in equity method accounting treatment.
Derivatives and hedging.  In March 2016, the FASB issued new accounting guidance that requires an entity to use a four-step decision model when assessing contingent call (put) options that can accelerate the payment of principal on debt instruments to determine whether they are clearly and closely related to their debt hosts. This accounting guidance will be effective for interim and annual reporting periods beginning after December 15, 2016 (effective January 1, 2017, for us) and must be implemented using a modified retrospective basis. Early adoption is permitted. The adoption of this accounting guidance did not effect our financial condition or results of operations.
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
Extinguishment of liabilities.  In March 2016, the FASB issued new accounting guidance that clarifies that liabilities related to the sale of prepaid stored-value products are financial liabilities, and breakage should be accounted for under the breakage guidance in the new revenue recognition accounting guidance. It also provides clarity on how prepaid product liabilities should be derecognized. This accounting guidance will be effective for interim and annual reporting periods beginning after December 15, 2017 (effective January 1, 2018, for us) and can be implemented using either a modified retrospective approach or retrospective approach. We do not have the prepaid stored-value products referenced in the guidance; and therefore, the adoption of this accounting guidance will not affect our financial condition or results of operations.
Leases.  In February 2016, the FASB issued new accounting guidance that requires a lessee to recognize a liability to make lease payments and a right of use asset representing its right to use an underlying asset during the lease term for both finance and operating leases. The definition of a lease was modified to exemplify the concept of control over an asset identified in the lease. Lease classification criteria remains substantially similar to criteria in current lease guidance. The guidance defines which payments can be used in determining lease classification. For short-term leases with a term of 12 months or less, lessees can make a policy election not to recognize lease assets and lease liabilities. Lessor accounting is largely unchanged. Leveraged leases that commenced before the effective date of the new guidance are grandfathered. New disclosures are required, and certain practical expedients are allowed upon adoption. This accounting and disclosure guidance will be effective for interim and annual reporting periods beginning after December 15, 2018 (effective January 1, 2019, for us) and should be implemented using the modified retrospective approach. Early adoption is permitted. We are currently in the early stages of implementation and are working to identify our complete lease population, including potential embedded leases. We expect the adoption of this standard to result in additional assets and liabilities, as we will be required to recognize operating leases on our Consolidated Balance Sheet. Other implementation matters to be addressed include, but are not limited to, the determination of effects on our financial and capital ratios and the quantification of the impacts that this accounting guidance may have on our financial condition or results of operations.
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
Revenue recognition.    In May 2014, the FASB issued new accounting guidance that revises the criteria for determining when to recognize revenue from contracts with customers and expands disclosure requirements. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five step model to be followed in making this determination. This accounting guidance can be implemented using either a retrospective method or a cumulative-effect approach. In August 2015, the FASB issued an update that defers the effective date of the revenue recognition guidance by one year. This new guidance will be effective for interim and annual reporting periods beginning after December 15, 2017 (effective January 1, 2018, for us). Early adoption is permitted but only for interim and annual reporting periods beginning after December 15, 2016. We have elected to implement this new accounting guidance using a cumulative-effect approach. We have already identified the revenue line items within scope of the new guidance and are currently in the process of performing an in-depth assessment, though our preliminary analysis suggests that the adoption of this accounting guidance is not expected to have a material effect on our financial condition or results of operations. We are also evaluating the related disclosures. There are many aspects of this new accounting guidance that are still being interpreted, and the FASB has issued updates to certain aspects of the guidance to address implementation issues. For example, the FASB issued accounting guidance in March 2016 to clarify principal versus agent considerations and additional guidance in April 2016 to clarify the identification of performance obligations and the licensing implementation guidance. In May 2016, the FASB issued narrow-scope improvements related to collectability, sales tax and noncash consideration, and practical expedients for contract modifications and completed contracts. In December 2016, the FASB issued additional technical corrections and improvements. While certain implementation issues relevant to the industry are still pending resolution, including trade date versus settlement date recognition for broker dealers and the applicability of interchange revenues for card issuing banks, our preliminary conclusions reached as to the application of the new guidance are not expected to be significantly affected. We will continue to evaluate any impact as additional guidance is issued and as our internal assessment progresses.

2. Business Combination

First Niagara

On August 1, 2016 (the “Acquisition Date”), we acquired all of the outstanding common shares of First Niagara, the parent company of First Niagara Bank, for total consideration of approximately $4.0 billion and thereby acquired First Niagara Bank's approximately 390 branch locations across New York, Pennsylvania, Connecticut, and Massachusetts. The merger with First Niagara enabled us to expand in the New England market and into the Pennsylvania market, improve our core deposit base, and add additional scale in our banking operations. The results of First Niagara’s operations are included in our consolidated financial statements from the Acquisition Date.

Under the terms of the merger agreement, each outstanding share of First Niagara common stock was converted into the right to receive 0.680 KeyCorp common shares and $2.30 in cash, for a total per share value of $10.26, based on the $11.70 closing price of KeyCorp’s stock on July 29, 2016. In the aggregate, First Niagara stockholders received 240 million shares of KeyCorp common stock. Also under the terms of the merger agreement, First Niagara employee stock options and restricted stock awards converted into options to purchase and receive KeyCorp common stock. These options and restricted stock awards had a fair value of $26 million on the date of acquisition. Our methodology for valuing employee stock options is disclosed in Note 17 (“Employee Benefits”) under the heading “Stock Options.” Our methodology for valuing restricted stock awards is disclosed in Note 17 (“Employee Benefits”) under the heading “Long-Term Incentive Compensation Program.”.

In addition, at the time of the merger, each share of First Niagara preferred stock, Series B, was converted into the right to receive a share of KeyCorp preferred stock, Series C, a newly created series of KeyCorp preferred stock. Additional information on this series of preferred stock is provided in Note 23 ("Shareholders' Equity") and Note 26 (“Subsequent Events”).

On October 7, 2016, First Niagara Bank merged with and into KeyBank, with KeyBank as the surviving entity. Systems and client conversion also occurred during the fourth quarter of 2016 in connection with the bank merger.

The acquisition of First Niagara constituted a business combination and was accounted for under the acquisition method of accounting. Accordingly, the assets acquired, the liabilities assumed, and the consideration paid were recorded at their estimated fair value as of the acquisition date. These fair value estimates are subject to change for up to one year after the Acquisition Date as additional information becomes available.

The following table provides the purchase price calculation as of the Acquisition Date and the identifiable assets purchased and the liabilities assumed at their estimated fair value. These fair value measurements are based on internal and third-party valuations.

in millions
Consideration paid:
KeyCorp common stock issued		$2,831
Cash payments to First Niagara stockholders		811
Exchange of First Niagara preferred stock for KeyCorp preferred stock		350
Total consideration paid		$3,992

Statement of Net Assets Acquired at Fair Value:
ASSETS
Cash and due from banks and short-term investments	$620
Investment securities	9,012
Other investments	297
Loans	23,645
Premises and equipment	245
Other intangible assets	385
Accrued income and other assets	1,430
Total assets	$35,634

LIABILITIES
Deposits	$28,994
Bank notes and other short-term borrowings	2,698
Accrued expense and other liabilities	490
Long-term debt	846
Total liabilities	$33,028

Net identifiable assets acquired		2,606
Goodwill		$1,386

Measurement Period Adjustments

We estimated the fair value of loans acquired from First Niagara by utilizing the discounted cash flow method within the income approach. This methodology aggregates the purchased loans by category and risk rating. Cash flows for each category were determined by estimating future credit losses and the rate of prepayments. Projected monthly cash flows were then discounted to present value based on a market rate for similar loans. There was no carryover of First Niagara’s allowance for loan losses associated with the loans we acquired. The valuation of the acquired loans was not final prior to December 31, 2016, due to the relatively short time frame in which we had to complete the acquisition as well as the complexity involved in valuing loans. An estimate was recorded during the third quarter of 2016 based on the results of a valuation exercise conducted as of December 31, 2015, and applied to the August 1, 2016, balance of loans acquired from First Niagara.
During the fourth quarter of 2016, we continued to analyze the valuations assigned to the acquired assets and assumed liabilities. Our third party valuation firm provided revised valuations for loans based on the August 1, 2016 balances, which impacted the valuation estimates for loans and unfunded lending-related commitments. As of December 31, 2016, we continued to analyze the assumptions and related valuation results associated with the acquired loans. Due to the complexity in valuing the loans and the significant amount of data inputs required, the valuation of the loans, including unfunded lending-related commitments, is not yet final. As a result of revising the loan valuation, including unfunded commitments, the purchase accounting accretion and unfunded commitment amortization amounts are also subject to change. We anticipate finalizing the valuation during the first quarter of 2017. Depending on when the valuation is finalized within the first quarter, we may not be able to adjust the value of the acquired loans, if deemed necessary, until the second quarter of 2017. In addition, adjustments were made to fixed asset balances based on new information resulting in the revised fair values displayed below. Based on the revised valuations and new information, we updated our estimated fair values of these items within in our Consolidated Balance Sheet with a corresponding adjustment to goodwill. These changes are gross of taxes and reflected in the following table:

in millions
Acquired Asset or Liability	Balance Sheet Line Item	Provisional Estimate	Revised Estimate	Increase (Decrease)
Loans	Loans	$23,504	$23,645	$141
Premises and equipment	Premises and equipment	276	245	(31)
Unfunded lending-related commitments	Accrued expense and other liabilities	24	67	43

The changes to the estimated fair values also impacted various income statement line items. The amounts shown in the table below represent the increase (decrease) in the respective line items in the Consolidated Statements of Income for the previous reporting period had the revised fair values been recorded at the Acquisition Date.

in millions		Portion Related to
Acquired Asset or Liability	Income Statement Line Item	Previous Reporting Period (a)
Loans	Interest income	$34
Loans	Other noninterest income	1
Premises and equipment	Depreciation expense	(1)
Unfunded lending-related commitments	Other noninterest income	3

(a)	Represents the change in amount that should have been reported compared to what was actually reported in the September 30, 2016 Consolidated Statements of Income.
Information about the acquired First Niagara loan portfolio as of the Acquisition Date is presented below, and excludes lines of credit:

in millions	PCI
Contractual required payments receivable	$1,378
Nonaccretable difference	189
Expected cash flows	1,189
Accretable yield	205
Fair value	$984

At the First Niagara Acquisition Date, the contractual required payments receivable on the purchased non-impaired loans totaled $22.6 billion, with an estimated corresponding fair value of $22.2 billion. The estimated cash flows not expected to be collected at the Acquisition Date were $399 million. These amounts do not include loans held for sale and the loans that were divested as part of the 18 branches that were sold on September 9, 2016.

Intangible assets consisted of the core deposit intangible, the commercial purchased credit card relationships, the consumer purchased credit card relationships, and other intangible assets. The core deposit intangible asset recognized as part of the First Niagara merger of $356 million is being amortized over its estimated useful life of approximately ten years utilizing an accelerated method. The commercial purchased credit card relationships recognized as part of the First Niagara merger are being amortized over their estimated useful life of approximately six years utilizing an accelerated method. The consumer purchased credit card relationships recognized as part of the First Niagara merger are being amortized over their estimated useful life of approximately nine years utilizing an accelerated method.

Goodwill of $1.4 billion was recorded as a result of the transaction and is not amortized for book purposes. $1.1 billion of goodwill was assigned to our Key Community Bank segment and $277 million of goodwill was assigned to our Key Corporate Bank segment. The goodwill recorded is not deductible for tax purposes. The following table shows the changes in the carrying amount of goodwill by reporting unit.

in millions	Key Community Bank	Key Corporate Bank	Total
BALANCE AT DECEMBER 31, 2014	$979	$78	$1,057
Tax adjustment resulting from Pacific Crest Securities acquisition	—	3	3
BALANCE AT DECEMBER 31, 2015	979	81	1,060
Acquisition of First Niagara	1,109	277	1,386
BALANCE AT DECEMBER 31, 2016	$2,088	$358	$2,446

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
Direct acquisition costs related to the First Niagara acquisition were expensed as incurred and amounted to $44 million for the twelve months ended December 31, 2016. Professional fees and charitable contributions comprised the majority of these direct acquisition costs, which also included franchise and business taxes and other noninterest expenses. These direct acquisition costs are part of our total merger-related charges.

The following table presents unaudited pro forma information as if the acquisition of First Niagara had occurred on January 1, 2015. This pro forma information gives effect to certain adjustments, including purchase accounting fair value adjustments, amortization of core deposit and other intangibles, and related income tax effects. Merger-related charges related to the First Niagara merger that we incurred during the twelve months ended December 31, 2016, and 2015, are not reflected in the unaudited pro forma amounts. The pro forma information does not necessarily reflect the results of operations that would have occurred had KeyCorp merged with First Niagara at the beginning of 2015. Cost savings are also not reflected in the unaudited pro forma amounts for the twelve months ended December 31, 2016, and 2015.

	Pro forma
	Twelve months ended December 31,
in millions	2016	2015
Net interest income (TE)	$3,599	$3,564
Noninterest income	2,231	2,206
Net income (loss) attributable to common shareholders	1,161	1,187

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
Our basic and diluted earnings per common share are calculated as follows:

Year ended December 31,
dollars in millions, except per share amounts	2016	2015	2014
EARNINGS
Income (loss) from continuing operations	$789	$919	$946
Less: Net income (loss) attributable to noncontrolling interests	(1)	4	7
Income (loss) from continuing operations attributable to Key	790	915	939
Less: Dividends on Preferred Stock	37	23	22
Income (loss) from continuing operations attributable to Key common shareholders	753	892	917
Income (loss) from discontinued operations, net of taxes(a)	1	1	(39)
Net income (loss) attributable to Key common shareholders	$754	$893	$878
WEIGHTED-AVERAGE COMMON SHARES
Weighted-average common shares outstanding (000)	927,816	836,846	871,464
Effect of convertible preferred stock	—	—	—
Effect of common share options and other stock awards	10,720	7,643	6,735
Weighted-average common shares and potential common shares outstanding (000)(b)	938,536	844,489	878,199
EARNINGS PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.81	$1.06	$1.05
Income (loss) from discontinued operations, net of taxes(a)	—	—	(.04)
Net income (loss) attributable to Key common shareholders(c)	.81	1.06	1.01
Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$.80	$1.05	$1.04
Income (loss) from discontinued operations, net of taxes(a)	—	—	(.04)
Net income (loss) attributable to Key common shareholders — assuming dilution(c)	.80	1.05	.99

(a)
In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. As a result of this decision, we have accounted for this business as a discontinued operation. For further discussion regarding the income (loss) from discontinued operations, see Note 14 (“Acquisition, Divestiture, and Discontinued Operations”).

(b)	Assumes conversion of common share options and other stock awards and/or convertible preferred stock, as applicable.

(c)	EPS may not foot due to rounding.

4. Restrictions on Cash, Dividends, and Lending Activities
Federal law requires a depository institution to maintain a prescribed amount of cash or deposit reserve balances with its Federal Reserve Bank. KeyBank maintained average reserve balances aggregating $297 million in 2016 to fulfill these requirements.
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
During 2016, KeyBank paid $625 million in dividends to KeyCorp. At January 1, 2017, KeyBank had regulatory capacity to pay $224 million in dividends to KeyCorp without prior regulatory approval. At December 31, 2016, KeyCorp held $3.4 billion in short-term investments, which can be used to pay dividends to shareholders, service debt, and finance corporate operations.
As indicated in the “Supervision and Regulation” section of Item 1 of this report under the heading “Bank transactions with affiliates,” federal law and regulation also restricts loans and advances from bank subsidiaries to their parent companies (and to nonbank subsidiaries of their parent companies), and requires those transactions to be secured.
5. Loans and Loans Held for Sale
Our loans by category are summarized as follows:

December 31,
in millions	2016	2015
Commercial, financial and agricultural (a)	$39,768	$31,240
Commercial real estate:
Commercial mortgage	15,111	7,959
Construction	2,345	1,053
Total commercial real estate loans	17,456	9,012
Commercial lease financing (b)	4,685	4,020
Total commercial loans	61,909	44,272
Residential — prime loans:
Real estate — residential mortgage	5,547	2,242
Home equity loans	12,674	10,335
Total residential — prime loans	18,221	12,577
Consumer direct loans	1,788	1,600
Credit cards	1,111	806
Consumer indirect loans	3,009	621
Total consumer loans	24,129	15,604
Total loans (c), (d)	$86,038	$59,876

(a)	Loan balances include $116 million and $85 million of commercial credit card balances at December 31, 2016, and December 31, 2015, respectively.

(b)
Commercial lease financing includes receivables of $68 million and $134 million held as collateral for a secured borrowing at December 31, 2016, and December 31, 2015, respectively. Principal reductions are based on the cash payments received from these related receivables. Additional information pertaining to this secured borrowing is included in Note 19 (“Long-Term Debt”).

(c)
At December 31, 2016, total loans include purchased loans of $21 billion, of which $865 million were purchased credit impaired. At December 31, 2015, total loans include purchased loans of $114 million, of which $11 million were purchased credit impaired.

(d)	Total loans exclude loans in the amount of $1.6 billion at December 31, 2016, and $1.8 billion at December 31, 2015, related to the discontinued operations of the education lending business.
We use interest rate swaps, which modify the repricing characteristics of certain loans, to manage interest rate risk. For more information about such swaps, see Note 9 (“Derivatives and Hedging Activities”).

Our loans held for sale by category are summarized as follows:

December 31, in millions	2016	2015
Commercial, financial and agricultural	$19	$76
Real estate — commercial mortgage	1,022	532
Commercial lease financing	—	14
Real estate — residential mortgage (a)	62	17
Real estate — construction	1	—
Total loans held for sale	$1,104	$639

(a)
Real estate — residential mortgage loans held for sale at fair value at December 31, 2016. The fair value option was elected for real estate — residential mortgage loans held for sale during the third quarter of 2016 with the First Niagara acquisition. The contractual amount due on these loans totaled $62 million at December 31, 2016. Changes in fair value are recorded in "Consumer mortgage income" on the income statement. Additional information regarding residential mortgage loans held for sale fair value methodology is provided in Note 7 (“Fair Value Measurements”).

Our summary of changes in loans held for sale follows:

Year ended December 31,
in millions	2016	2015
Balance at beginning of the period	$639	$734
Purchases	48	—
New originations	8,356	7,108
Transfers from (to) held to maturity, net	35	62
Loan sales	(7,979)	(7,229)
Loan draws (payments), net	5	(36)
Balance at end of period (a)	$1,104	$639

(a)	Total loans held for sale include Real Estate - residential mortgage loans held for sale at fair value of $62 million at December 31, 2016.
Commercial lease financing receivables primarily are direct financing leases, but also include leveraged leases. The composition of the net investment in direct financing leases is as follows:

December 31,
in millions	2016	2015
Direct financing lease receivables	$3,468	$2,821
Unearned income	(278)	(224)
Unguaranteed residual value	316	261
Deferred fees and costs	16	17
Net investment in direct financing leases	$3,522	$2,875

At December 31, 2016, minimum future lease payments to be received are as follows: 2017 — $1 billion; 2018 — $818 million; 2019 — $575 million; 2020 — $371 million; 2021 —$210 million; and all subsequent years — $387 million. The allowance related to lease financing receivables is $42 million at December 31, 2016.
6. Asset Quality
We assess the credit quality of the loan portfolio by monitoring net credit losses, levels of nonperforming assets and delinquencies, and credit quality ratings as defined by management.

Nonperforming loans are loans for which we do not accrue interest income, and include commercial and consumer loans and leases, as well as current year TDRs and nonaccruing TDR loans from prior years. Nonperforming assets include nonperforming loans, nonperforming loans held for sale, OREO, and other nonperforming assets. Non-impaired acquired loans are placed on nonaccrual status and reported as nonperforming or past due using the same criteria applied to the originated portfolio. PCI loans cannot be classified as nonperforming loans or TDRs. If an individually accounted for PCI loan is modified in a TDR, it is no longer classified or accounted for as a PCI loan.

Our nonperforming assets and past due loans were as follows:

December 31,
in millions	2016	2015
Total nonperforming loans (a)	$625	$387
OREO (b)	51	14
Other nonperforming assets	—	2
Total nonperforming assets	$676	$403
Nonperforming assets from discontinued operations — education lending (c)	$5	$7
TDRs included in nonperforming loans	141	159
TDRs with an allocated specific allowance (d)	59	69
Specifically allocated allowance for TDRs (e)	27	30
Accruing loans past due 90 days or more	$87	$72
Accruing loans past due 30 through 89 days	404	208

(a)	Loan balances exclude $865 million and $11 million of PCI loans at December 31, 2016, and December 31, 2015, respectively.

(b)	Includes carrying value of foreclosed residential real estate of approximately $29 million and $11 million at December 31, 2016, and December 31, 2015, respectively.

(c)
TDRs of approximately $22 million and $21 million are included in discontinued operations at December 31, 2016, and December 31, 2015, respectively. See Note 14 (“Acquisition, Divestiture, and Discontinued Operations”) for further discussion.

(d)	Included in individually impaired loans allocated a specific allowance.

(e)	Included in allowance for individually evaluated impaired loans.

We evaluate purchased loans for impairment in accordance with the applicable accounting guidance. Purchased loans that have evidence of deterioration in credit quality since origination and for which it is probable, at acquisition, that all contractually required payments will not be collected are deemed PCI. Several factors were considered when evaluating whether a loan was considered a PCI loan, including the delinquency status of the loan, updated borrower credit status, geographic information, and updated loan-to-values (LTV). In accordance with ASC 310-30, excluded from the purchased impaired loans were leases, revolving credit arrangements, and loans held for sale. Auto, boat and RV loans were also excluded from purchased impaired loans due to Key’s inability to develop a reasonable estimate of the timing and magnitude of cash flows related to these loans.

We estimated the fair value of loans acquired from First Niagara by utilizing the discounted cash flow method within the income approach. See Note 2 ("Business Combination") for further discussion over the fair value methodology. There was no carryover of First Niagara’s allowance for loan losses associated with the loans we acquired. The excess of a PCI loan's contractually required payments over the amount of its undiscounted cash flows expected to be collected is referred to as the nonaccretable difference. The nonaccretable difference, which is not accreted into income, reflects estimated future credit losses and uncollectible contractual interest expected to be incurred over the life of the PCI loan. The excess of cash flows expected to be collected over the carrying amount of the PCI loans is referred to as the accretable yield. This amount is accreted into interest income over the remaining life of the PCI loans or pools using the level yield method.

Over the life of PCI loans, Key evaluates the remaining contractual required payments receivable and estimates cash flows expected to be collected. Contractually required payments receivable may increase or decrease for a variety of reasons, for example, when the contractual terms of the loan agreement are modified, when interest rates on variable rate loans change, or when principal and/or interest payments are received. Cash flows expected to be collected on PCI loans are estimated by incorporating several key assumptions similar to the initial estimate of fair value. These key assumptions include probability of default, loss given default, and the amount of actual prepayments after the Acquisition Date. Increases in expected cash flows of PCI loans subsequent to acquisition are recognized prospectively through adjustment of the yield on the loans or pools over its remaining life, while decreases in expected cash flows are recognized as impairment through a provision for loan and lease losses and an increase in the ALLL.

The difference between the fair value of a non-impaired acquired loan and contractual amounts due at the Acquisition Date is accreted into income over the estimated life of the loan. Contractually required payments represent the total undiscounted amount of all uncollected principal and interest payments.

The following table presents the PCI loans receivable balance at the First Niagara Acquisition Date:

August 1, 2016	PCI
in millions
Contractual required payments receivable	$1,378
Nonaccretable difference	189
Expected cash flows	1,189
Accretable yield	205
Fair Value	$984

At the First Niagara Acquisition Date, the contractual required payments receivable on the purchased non-impaired loans totaled $22.6 billion, with an estimated corresponding fair value of $22.2 billion. The estimated cash flows not expected to be collected at the Acquisition Date were $399 million. These amounts do not include loans held for sale and the loans that were divested as part of the 18 branches that were sold on September 9, 2016.

Key has PCI loans from two separate acquisitions, one in 2012 and one during the third quarter of 2016. At the 2012 acquisition date, the estimated gross contractual amount receivable of all PCI loans totaled $41 million. The estimated cash flows not expected to be collected (the nonaccretable amount) were $11 million, and the accretable amount was approximately $5 million. The following table presents the rollforward of the accretable yield and the beginning and ending outstanding unpaid principal balance and carrying amount of PCI loans for the twelve months ended months ended December 31, 2016, December 31, 2015, and December 31, 2014.
PCI Loans

	Twelve Months Ended December 31,
	2016			2015
in millions	Accretable Yield	Carrying Amount	Outstanding Unpaid Principal Balance	Accretable Yield	Carrying Amount	Outstanding Unpaid Principal Balance
Balance at beginning of period	$5	$11	$17	$5	$13	$20
Additions	205			—
Accretion	(29)			(1)
Net reclassifications from non-accretable to accretable	35			1
Payments received, net	(19)			—
Disposals	—			—
Balance at end of period	$197	$865	$1,002	$5	$11	$17

	Twelve Months Ended December 31,
	2014
in millions	Accretable Yield	Carrying Amount	Outstanding Unpaid Principal Balance
Balance at beginning of period	$5	$16	$24
Additions	—
Accretion	(2)
Net reclassifications from non-accretable to accretable	2
Payments received, net	—
Disposals	—
Balance at end of period	$5	$13	$20

At December 31, 2016, the approximate carrying amount of our commercial nonperforming loans outstanding represented 78% of their original contractual amount owed, total nonperforming loans outstanding represented 81% of their original contractual amount owed, and nonperforming assets in total were carried at 81% of their original contractual amount owed.

At December 31, 2016, our 20 largest nonperforming loans totaled $253 million, representing 41% of total loans on nonperforming status. At December 31, 2015, our 20 largest nonperforming loans totaled $97 million, representing 25% of total loans on nonperforming status.
Nonperforming loans and loans held for sale reduced expected interest income by $26 million, $16 million, and $16 million for each of the twelve months ended December 31, 2016, December 31, 2015, and December 31, 2014, respectively.
The following tables set forth a further breakdown of individually impaired loans as of December 31, 2016, and December 31, 2015:

December 31, 2016	Recorded Investment (a)	Unpaid Principal Balance (b)	Specific Allowance
in millions
With no related allowance recorded:
Commercial, financial and agricultural	$222	$301	—
Commercial real estate:
Commercial mortgage	2	3	—
Construction	—	—	—
Total commercial real estate loans	2	3	—
Total commercial loans	224	304	—
Real estate — residential mortgage	20	20	—
Home equity loans	61	61	—
Consumer indirect loans	1	1	—
Total consumer loans	82	82	—
Total loans with no related allowance recorded	306	386	—
With an allowance recorded:
Commercial, financial and agricultural	62	73	$17
Commercial real estate:
Commercial mortgage	4	4	—
Total commercial real estate loans	4	4	—
Total commercial loans	66	77	17
Real estate — residential mortgage	31	31	2
Home equity loans	64	64	18
Consumer direct loans	2	3	—
Credit cards	3	3	—
Consumer indirect loans	29	29	1
Total consumer loans	129	130	21
Total loans with an allowance recorded	195	207	38
Total	$501	$593	$38

(a)
The Recorded Investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on our consolidated balance sheet.

(b)	The Unpaid Principal Balance represents the customer’s legal obligation to us.

December 31, 2015	Recorded Investment (a)	Unpaid Principal Balance (b)	Specific Allowance
in millions
With no related allowance recorded:
Commercial, financial and agricultural	$40	$74	—
Commercial real estate:
Commercial mortgage	5	8	—
Construction	5	5	—
Total commercial real estate loans	10	13	—
Total commercial loans	50	87	—
Real estate — residential mortgage	23	23	—
Home equity loans	61	61	—
Consumer indirect loans	1	1	—
Total consumer loans	85	85	—
Total loans with no related allowance recorded	135	172	—

With an allowance recorded:
Commercial, financial and agricultural	28	43	$7
Commercial real estate:
Commercial mortgage	5	6	1
Total commercial real estate loans	5	6	1
Total commercial loans	33	49	8
Real estate — residential mortgage	33	33	4
Home equity loans	64	64	20
Consumer direct loans	3	3	—
Credit cards	3	3	—
Consumer indirect loans	37	37	3
Total consumer loans	140	140	27
Total loans with an allowance recorded	173	189	35
Total	$308	$361	$35

(a)
The Recorded Investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on our consolidated balance sheet.

(b)	The Unpaid Principal Balance represents the customer’s legal obligation to us.

The following table sets forth a further breakdown of average individually impaired loans reported by Key:

Average Recorded Investment (a)	Twelve Months Ended December 31,
in millions	2016	2015	2014
Commercial, financial and agricultural	$176	$56	$46
Commercial real estate:
Commercial mortgage	8	15	24
Construction	3	7	29
Total commercial real estate loans	11	22	53
Total commercial loans	187	78	99
Real estate — residential mortgage	53	55	55
Home equity loans	125	122	117
Consumer direct loans	3	4	4
Credit cards	3	4	5
Consumer indirect loans	34	42	50
Total consumer loans	218	227	231
Total	$405	$305	$330

(a)
The Recorded Investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on our consolidated balance sheet.

For the twelve months ended December 31, 2016, December 31, 2015, and December 31, 2014, interest income recognized on the outstanding balances of accruing impaired loans totaled $10 million, $6 million, and $7 million, respectively.
At December 31, 2016, aggregate TDR loans (accrual and nonaccrual loans) totaled $280 million, compared to $280 million at December 31, 2015, and $270 million at December 31, 2014. During 2016, we added $107 million in TDRs, which were offset by $107 million in payments and charge-offs. During 2015, we added $99 million in TDR loans, which were partially offset by

$89 million in payments and charge-offs. During 2014, we added $93 million in TDR loans, which were offset by $161 million in payments and charge-offs.
A further breakdown of TDRs included in nonperforming loans by loan category as of December 31, 2016, follows:

December 31, 2016	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
dollars in millions
LOAN TYPE
Nonperforming:
Commercial, financial and agricultural	18	$91	$50
Commercial real estate:
Real estate — commercial mortgage	7	2	1
Total commercial real estate loans	7	2	1
Total commercial loans	25	93	51
Real estate — residential mortgage	264	16	16
Home equity loans	1,199	77	69
Consumer direct loans	32	1	—
Credit cards	336	2	2
Consumer indirect loans	124	4	3
Total consumer loans	1,955	100	90
Total nonperforming TDRs	1,980	193	141
Prior-year accruing: (a)
Commercial, financial and agricultural	5	30	16
Total commercial loans	5	30	16
Real estate — residential mortgage	477	35	35
Home equity loans	1,231	70	57
Consumer direct loans	35	2	2
Credit cards	410	3	1
Consumer indirect loans	377	56	28
Total consumer loans	2,530	166	123
Total prior-year accruing TDRs	2,535	196	139
Total TDRs	4,515	$389	$280

(a)	All TDRs that were restructured prior to January 1, 2016, and are fully accruing.

A further breakdown of TDRs included in nonperforming loans by loan category as of December 31, 2015, follows:

December 31, 2015	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
dollars in millions
LOAN TYPE
Nonperforming:
Commercial, financial and agricultural	12	$56	$45
Commercial real estate:
Real estate — commercial mortgage	12	30	7
Total commercial real estate loans	12	30	7
Total commercial loans	24	86	52
Real estate — residential mortgage	366	23	23
Home equity loans	1,262	85	76
Consumer direct loans	28	1	1
Credit cards	339	2	2
Consumer indirect loans	103	6	5
Total consumer loans	2,098	117	107
Total nonperforming TDRs	2,122	203	159
Prior-year accruing: (a)
Commercial, financial and agricultural	7	5	2
Total commercial loans	7	5	2
Real estate — residential mortgage	489	34	34
Home equity loans	1,071	57	49
Consumer direct loans	42	2	2
Credit cards	461	4	2
Consumer indirect loans	430	59	32
Total consumer loans	2,493	156	119
Total prior-year accruing TDRs	2,500	161	121
Total TDRs	4,622	$364	$280

(a)	All TDRs that were restructured prior to January 1, 2015, and are fully accruing.

A further breakdown of TDRs included in nonperforming loans by loan category as of December 31, 2014, follows:

December 31, 2014	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
dollars in millions
LOAN TYPE
Nonperforming:
Commercial, financial and agricultural	14	$25	$23
Commercial real estate:
Real estate — commercial mortgage	10	38	13
Real estate — construction	1	5	—
Total commercial real estate loans	11	43	13
Total commercial loans	25	68	36
Real estate — residential mortgage	453	27	27
Home equity loans	1,342	83	76
Consumer direct loans	37	2	1
Credit cards	290	2	2
Consumer indirect loans	244	18	15
Total consumer loans	2,366	132	121
Total nonperforming TDRs	2,391	200	157
Prior-year accruing: (a)
Commercial, financial and agricultural	20	6	3
Commercial real estate:
Real estate — commercial mortgage	1	2	1
Total commercial real estate loans	1	2	1
Total commercial loans	21	8	4
Real estate — residential mortgage	381	29	29
Home equity loans	984	50	44
Consumer direct loans	45	2	2
Credit cards	514	4	2
Consumer indirect loans	440	56	32
Total consumer loans	2,364	141	109
Total prior-year accruing TDRs	2,385	149	113
Total TDRs	4,776	$349	$270

(a)	All TDRs that were restructured prior to January 1, 2014, and are fully accruing.

We classify loan modifications as TDRs when a borrower is experiencing financial difficulties and we have granted a concession without commensurate financial, structural, or legal consideration. Acquired loans that were previously modified by First Niagara in a TDR are no longer classified as TDRs at the Acquisition Date. An acquired loan may only be classified as a TDR if a modification meeting the above TDR criteria is performed after the Acquisition Date. PCI loans cannot be classified as TDRs. All commercial and consumer loan TDRs, regardless of size, are individually evaluated for impairment to determine the probable loss content and are assigned a specific loan allowance if deemed appropriate. This designation has the effect of moving the loan from the general reserve methodology (i.e., collectively evaluated) to the specific reserve methodology (i.e., individually evaluated) and may impact the ALLL through a charge-off or increased loan loss provision. These components affect the ultimate allowance level. Additional information regarding TDRs for discontinued operations is provided in Note 14 (“Acquisition, Divestiture, and Discontinued Operations”).

Commercial loan TDRs are considered defaulted when principal and interest payments are 90 days past due. Consumer loan TDRs are considered defaulted when principal and interest payments are more than 60 days past due. During the year ended December 31, 2016, there were no commercial loan TDRs and 187 consumer loan TDRs with a combined recorded investment of $9 million that experienced payment defaults after modifications resulting in TDR status during 2015. During the year ended December 31, 2015, there were two commercial loan TDRs with a combined recorded investment of $1 million and 269 consumer loan TDRs with a combined recorded investment of $12 million that experienced payment defaults after modifications resulting in TDR status during 2014. During the year ended December 31, 2014, there were four commercial loan TDRs with a combined recorded investment of $11 million, and 441 consumer loan TDRs with a combined recorded investment of $15 million that experienced payment defaults after modifications resulting in TDR status during 2013. As TDRs are individually evaluated for impairment under the specific reserve methodology, subsequent defaults do not generally have a significant additional impact on the ALLL. Commitments outstanding to lend additional funds to borrowers whose loan terms have been modified in TDRs are $14 million and $9 million at December 31, 2016, and December 31, 2015, respectively.
Our loan modifications are handled on a case-by-case basis and are negotiated to achieve mutually agreeable terms that maximize loan collectability and meet the borrower’s financial needs. Our concession types are primarily interest rate reductions, forgiveness of principal, and other modifications. The commercial TDR other concession category includes modification of loan terms, covenants, or conditions. The consumer TDR other concession category primarily includes those borrowers’ debts that are discharged through Chapter 7 bankruptcy and have not been formally re-affirmed. At December 31, 2016, and December 31, 2015, the recorded investment of consumer residential mortgage loans in the process of foreclosure was approximately $141 million and $114 million, respectively.
The following table shows the post-modification outstanding recorded investment by concession type for our commercial and consumer accruing and nonaccruing TDRs and other selected financial data.

	Twelve Months Ended December 31,
in millions	2016	2015	2014
Commercial loans:
Interest rate reduction	$14	$43	$2
Forgiveness of principal	—	—	—
Other	23	—	19
Total	$37	$43	$21
Consumer loans:
Interest rate reduction	$10	$19	$29
Forgiveness of principal	3	4	1
Other	21	17	28
Total	$34	$40	$58
Total commercial and consumer TDRs	$71	$83	$79
Total loans	86,038	59,876	57,381
Our policies for determining past due loans, placing loans on nonaccrual, applying payments on nonaccrual loans, and resuming accrual of interest for our commercial and consumer loan portfolios are disclosed in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Nonperforming Loans.”
At December 31, 2016, approximately $84.1 billion, or 97.7%, of our total loans were current, compared to $59.2 billion, or 98.9%, at December 31, 2015. At December 31, 2016, total past due loans and nonperforming loans of $1.1 billion represented approximately 1.3% of total loans, compared to $667 million, or 1.1%, at December 31, 2015.
The following aging analysis of past due and current loans as of December 31, 2016, and December 31, 2015, provides further information regarding Key’s credit exposure.

Aging Analysis of Loan Portfolio (a)

December 31, 2016	Current	30-59 Days Past Due (b)	60-89 Days Past Due (b)	90 and Greater Days Past Due (b)	Non-performing Loans	Total Past Due and Non-performing Loans	Purchased Credit Impaired	Total Loans (c), (d)
in millions
LOAN TYPE
Commercial, financial and agricultural	$39,242	$58	$28	$31	$297	$414	112	$39,768
Commercial real estate:
Commercial mortgage	14,655	93	9	6	26	134	322	15,111
Construction	2,314	—	—	2	3	5	26	2,345
Total commercial real estate loans	16,969	93	9	8	29	139	348	17,456
Commercial lease financing	4,641	28	3	5	8	44	—	4,685
Total commercial loans	$60,852	$179	$40	$44	$334	$597	460	$61,909
Real estate — residential mortgage	$5,098	$17	$5	$3	$56	$81	$368	$5,547
Home equity loans	12,327	49	29	16	223	317	30	12,674
Consumer direct loans	1,705	44	15	11	6	76	7	1,788
Credit cards	1,082	9	6	12	2	29	—	1,111
Consumer indirect loans	2,993	7	4	1	4	16	—	3,009
Total consumer loans	$23,205	$126	$59	$43	$291	$519	$405	$24,129
Total loans	$84,057	$305	$99	$87	$625	$1,116	$865	$86,038

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
Commercial Credit Exposure — Excluding PCI
Credit Risk Profile by Creditworthiness Category (a), (b)

December 31,
in millions	Commercial, financial and agricultural		RE — Commercial		RE — Construction		Commercial Lease		Total
RATING	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Pass	$37,845	$29,921	$14,308	$7,800	$2,287	$1,007	$4,632	$3,967	$59,072	$42,695
Criticized (Accruing)	1,514	1,236	455	139	30	37	45	38	2,044	1,450
Criticized (Nonaccruing)	297	83	26	20	2	9	8	15	333	127
Total	$39,656	$31,240	$14,789	$7,959	$2,319	$1,053	$4,685	$4,020	$61,449	$44,272

(a)	Credit quality indicators are updated on an ongoing basis and reflect credit quality information as of the dates indicated.

(b)
The term criticized refers to those loans that are internally classified by Key as special mention or worse, which are asset quality categories defined by regulatory authorities. These assets have an elevated level of risk and may have a high probability of default or total loss. Pass rated refers to all loans not classified as criticized.

Consumer Credit Exposure — Excluding PCI
Non-PCI Loans by Refreshed FICO Score (a)

December 31,
	Residential — Prime		Consumer direct loans		Credit cards		Consumer indirect loans		Total
in millions	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
750 and above	$9,818	$6,378	$498	$445	$453	$322	$1,266	$233	$12,035	$7,378
660 to 749	5,266	3,822	661	619	525	389	1,195	265	7,647	5,095
Less than 660	1,617	1,291	194	203	132	94	543	120	2,486	1,708
No Score	1,122	1,075	428	333	1	1	5	3	1,556	1,412
Total	$17,823	$12,566	$1,781	$1,600	$1,111	$806	$3,009	$621	$23,724	$15,593

(a)
Borrower FICO scores provide information about the credit quality of our consumer loan portfolio as they provide an indication as to the likelihood that a debtor will repay their debts. The scores are obtained from a nationally recognized consumer rating agency and are presented in the above table at the dates indicated.

Commercial Credit Exposure — PCI
Credit Risk Profile by Creditworthiness Category (a), (b)

December 31,
in millions	Commercial, financial and agricultural		RE — Commercial		RE — Construction		Commercial Lease		Total
RATING	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Pass	$12	$—	$139	$—	$21	$—	$—	$—	$172	$—
Criticized	100	—	183	—	5	—	—	—	288	—
Total	$112	$—	$322	$—	$26	$—	$—	$—	$460	$—

(a)	Credit quality indicators are updated on an ongoing basis and reflect credit quality information as of the dates indicated.

(b)
The term criticized refers to those loans that are internally classified by Key as special mention or worse, which are asset quality categories defined by regulatory authorities. These assets have an elevated level of risk and may have a high probability of default or total loss. Pass rated refers to all loans not classified as criticized.

Consumer Credit Exposure — PCI
PCI Loans by Refreshed FICO Score (a)

December 31,
	Residential — Prime		Consumer direct loans		Credit cards		Consumer indirect loans		Total
in millions	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
750 and above	$133	$2	—	—	—	—	—	—	$133	$2
660 to 749	127	3	$2	—	—	—	—	—	129	3
Less than 660	133	5	4	—	—	—	—	—	137	5
No Score	5	1	1	—	—	—	—	—	6	1
Total	$398	$11	$7	—	—	—	—	—	$405	$11

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

The ALLL on the acquired non-impaired loan portfolio is estimated using the same methodology as the originated portfolio, however, the estimated ALLL is compared to the remaining accretable yield to determine if an ALLL must be recorded. For PCI loans, Key estimates cash flows expected to be collected quarterly. Decreases in expected cash flows are recognized as impairment through a provision for loan and lease losses and an increase in the ALLL. The ALLL at December 31, 2016, represents our best estimate of the incurred credit losses inherent in the loan portfolio at that date.
At December 31, 2016, the ALLL was $858 million, compared to $796 million, at December 31, 2015.
A summary of the changes in the ALLL for the periods indicated is presented in the table below:

December 31, in millions	2016	2015	2014
Balance at beginning of period — continuing operations	$796	$794	$848
Charge-offs	(261)	(203)	(211)
Recoveries	56	61	98
Net loans and leases charged off	(205)	(142)	(113)
Provision for loan and lease losses from continuing operations	267	145	59
Foreign currency translation adjustment	—	(1)	—
Balance at end of period — continuing operations	$858	$796	$794

The changes in the ALLL by loan category for the periods indicated are as follows:

in millions	December 31, 2015	Provision		Charge-offs	Recoveries	December 31, 2016
Commercial, financial and agricultural	$450	$165		$(118)	$11	$508
Real estate — commercial mortgage	134	6		(5)	9	144
Real estate — construction	25	4		(9)	2	22
Commercial lease financing	47	4		(12)	3	42
Total commercial loans	656	179		(144)	25	716
Real estate — residential mortgage	18	2		(4)	1	17
Home equity loans	57	13		(30)	14	54
Consumer direct loans	20	26		(27)	5	24
Credit cards	32	37		(35)	4	38
Consumer indirect loans	13	10		(21)	7	9
Total consumer loans	140	88		(117)	31	142
Total ALLL — continuing operations	796	267	(a)	(261)	56	858
Discontinued operations	28	13		(28)	11	24
Total ALLL — including discontinued operations	$824	$280		$(289)	$67	$882

(a)	Excludes a credit for losses on lending-related commitments of $1 million.

in millions	December 31, 2014	Provision		Charge-offs	Recoveries	December 31, 2015
Commercial, financial and agricultural	$391	$120		$(77)	$16	$450
Real estate — commercial mortgage	148	(16)		(4)	6	134
Real estate — construction	28	(3)		(1)	1	25
Commercial lease financing	56	(5)		(11)	7	47
Total commercial loans	623	96		(93)	30	656
Real estate — residential mortgage	23	(2)		(6)	3	18
Home equity loans	71	7		(32)	11	57
Consumer direct loans	22	16		(24)	6	20
Credit cards	33	27		(30)	2	32
Consumer indirect loans	22	—		(18)	9	13
Total consumer loans	171	48		(110)	31	140
Total ALLL — continuing operations	794	144	(a)	(203)	61	796
Discontinued operations	29	21		(35)	13	28
Total ALLL — including discontinued operations	$823	$165		$(238)	$74	$824

(a)	Includes a $1 million foreign currency translation adjustment. Excludes a provision for losses on lending-related commitments of $21 million.

in millions	December 31, 2013	Provision		Charge-offs	Recoveries	December 31, 2014
Commercial, financial and agricultural	$362	$41		$(45)	$33	$391
Real estate — commercial mortgage	165	(15)		(6)	4	148
Real estate — construction	32	(16)		(5)	17	28
Commercial lease financing	62	(6)		(10)	10	56
Total commercial loans	621	4		(66)	64	623
Real estate — residential mortgage	37	(6)		(10)	2	23
Home equity loans	95	8		(46)	14	71
Consumer direct loans	29	17		(30)	6	22
Credit cards	34	32		(34)	1	33
Consumer indirect loans	32	4		(25)	11	22
Total consumer loans	227	55		(145)	34	171
Total ALLL — continuing operations	848	59	(a)	(211)	98	794
Discontinued operations	39	21		(45)	14	29
Total ALLL — including discontinued operations	$887	$80		$(256)	$112	$823

(a)	Includes a $2 million foreign currency translation adjustment.

Our ALLL from continuing operations remained relatively stable, increasing by $62 million, or 7.8%, since 2015. Our allowance applies expected loss rates to our existing loans with similar risk characteristics as well as any adjustments to reflect our current assessment of qualitative factors, such as changes in economic conditions, underwriting standards, and concentrations of credit. Our commercial ALLL increased by $60 million, or 9.1%, since 2015 primarily because of loan growth in our commercial, financial and agricultural portfolio and an increase in incurred loss estimates during 2015 and into 2016 primarily due to the continued depressed oil and gas prices since 2014. Our consumer ALLL increased by $2 million, or 1.4%, since 2015. Our consumer ALLL increase was primarily due to the addition of the acquired credit card and consumer direct portfolios, which were acquired at a premium. This increase was partially offset by continued improvement in credit metrics, which have decreased expected loss rates since 2014. The continued improvement in the consumer portfolio credit quality metrics since 2015 was primarily due to benefits of relatively stable economic conditions and improved delinquency rates, average credit bureau scores, and residential LTVs.

For continuing operations, the loans outstanding individually evaluated for impairment totaled $501 million, with a corresponding allowance of $37 million at December 31, 2016. Loans outstanding collectively evaluated for impairment totaled $84.7 billion, with a corresponding allowance of $816 million at December 31, 2016. At December 31, 2016, PCI loans evaluated for impairment totaled $865 million, increasing from $11 million at December 31, 2015. At December 31, 2016, PCI loans had a corresponding allowance of $5 million. There was $11 million of provision for loan and lease losses on these PCI loans during the year ended December 31, 2016. At December 31, 2015, the loans outstanding individually evaluated for impairment totaled $308 million, with a corresponding allowance of $35 million. Loans outstanding collectively evaluated for impairment totaled $59.6 billion, with a corresponding allowance of $760 million at December 31, 2015. At December 31, 2015, PCI loans evaluated for impairment totaled $11 million, decreasing from $13 million at December 31, 2014. At December 31, 2015, PCI loans had a corresponding allowance of $1 million. There was no provision for loan and lease losses on these PCI loans during the year ended December 31, 2015.

A breakdown of the individual and collective ALLL and the corresponding loan balances as of December 31, 2016, follows:

	Allowance			Outstanding
December 31, 2016	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired	Loans		Individually Evaluated for Impairment	Collectively Evaluated for Impairment		Purchased Credit Impaired
in millions
Commercial, financial and agricultural	$17	$486	$5	$39,768		$284	$39,372		$112
Commercial real estate:
Commercial mortgage	—	144	—	15,111		5	14,784		322
Construction	—	22	—	2,345		—	2,319		26
Total commercial real estate loans	—	166	—	17,456		5	17,103		348
Commercial lease financing	—	42	—	4,685		—	4,685		—
Total commercial loans	17	694	5	61,909		289	61,160		460
Real estate — residential mortgage	2	15	—	5,547		51	5,128		368
Home equity loans	17	37	—	12,674		125	12,519		30
Consumer direct loans	—	24	—	1,788		3	1,778		7
Credit cards	—	38	—	1,111		3	1,108		—
Consumer indirect loans	1	8	—	3,009		30	2,979		—
Total consumer loans	20	122	—	24,129		212	23,512		405
Total ALLL — continuing operations	37	816	5	86,038		501	84,672		865
Discontinued operations	2	22	—	1,565	(a)	22	1,543	(a)	—
Total ALLL — including discontinued operations	$39	$838	$5	$87,603		$523	$86,215		$865

(a)	Amount includes $3 million of loans carried at fair value that are excluded from ALLL consideration.

A breakdown of the individual and collective ALLL and the corresponding loan balances as of December 31, 2015, follows:

	Allowance			Outstanding
December 31, 2015	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired	Loans		Individually Evaluated for Impairment	Collectively Evaluated for Impairment		Purchased Credit Impaired
in millions
Commercial, financial and agricultural	$7	$443	—	$31,240		$68	$31,172		—
Commercial real estate:
Commercial mortgage	1	133	—	7,959		10	7,949		—
Construction	—	25	—	1,053		5	1,048		—
Total commercial real estate loans	1	158	—	9,012		15	8,997		—
Commercial lease financing	—	47	—	4,020		—	4,020		—
Total commercial loans	8	648	—	44,272		83	44,189		—
Real estate — residential mortgage	4	13	$1	2,242		56	2,176		$10
Home equity loans	20	37	—	10,335		125	10,209		1
Consumer direct loans	—	20	—	1,600		3	1,597		—
Credit cards	—	32	—	806		3	803		—
Consumer indirect loans	3	10	—	621		38	583		—
Total consumer loans	27	112	1	15,604		225	15,368		11
Total ALLL — continuing operations	35	760	1	59,876		308	59,557		11
Discontinued operations	2	26	—	1,828	(a)	21	1,807	(a)	—
Total ALLL — including discontinued operations	$37	$786	$1	$61,704		$329	$61,364		$11

(a)	Amount includes $4 million of loans carried at fair value that are excluded from ALLL consideration.
The liability for credit losses inherent in lending-related unfunded commitments, such as letters of credit and unfunded loan commitments, is included in “accrued expense and other liabilities” on the balance sheet. We establish the amount of this reserve by considering both historical trends and current market conditions quarterly, or more often if deemed necessary. Our liability for credit losses on lending-related commitments was $55 million at December 31, 2016.
Changes in the liability for credit losses on unfunded lending-related commitments are summarized as follows:

Year ended December 31, in millions	2016	2015	2014
Balance at beginning of period	$56	$35	$37
Provision (credit) for losses on lending-related commitments	(1)	21	(2)
Balance at end of period	$55	$56	$35

7. Fair Value Measurements
Fair Value Determination
As defined in the applicable accounting guidance, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in our principal market. We have established and documented our process for determining the fair values of our assets and liabilities, where applicable. Fair value is based on quoted market prices, when available, for identical or similar assets or liabilities. In the absence of quoted market prices, we determine the fair value of our assets and liabilities using valuation models or third-party pricing services. Both of these approaches rely on market-based parameters, when available, such as yield curves, option volatilities, and credit spreads, or unobservable inputs. Unobservable inputs may be based on our judgment, assumptions, and estimates related to credit quality, liquidity, interest rates, and other relevant inputs.
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
We recognize transfers between levels of the fair value hierarchy at the end of the reporting period. Quarterly, we review any changes to our valuation methodologies to ensure they are appropriate and justified, and refine our valuation methodologies if more market-based data becomes available. The Fair Value Committee, which is governed by ALCO, oversees the valuation process. Various Working Groups that report to the Fair Value Committee analyze and approve the underlying assumptions and valuation adjustments. Changes in valuation methodologies for Level 1 and Level 2 instruments are presented to the Accounting Policy group for approval. Changes in valuation methodologies for Level 3 instruments are presented to the Fair Value Committee for approval. The Working Groups are discussed in more detail in the qualitative disclosures within this note and in Note 14 (“Acquisition, Divestiture, and Discontinued Operations”). Formal documentation of the fair valuation methodologies is prepared by the lines of business and support areas as appropriate. The documentation details the asset or liability class and related general ledger accounts, valuation techniques, fair value hierarchy level, market participants, accounting methods, valuation methodology, group responsible for valuations, and valuation inputs.
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

•
Securities are classified as Level 3 when there is limited activity in the market for a particular instrument. To determine fair value in such cases, depending on the complexity of the valuations required, we use internal models based on certain assumptions or a third-party valuation service. At December 31, 2016, our Level 3 instruments consist of two convertible preferred securities. Our Strategy group is responsible for reviewing the valuation model and determining the fair value of these investments on a quarterly basis. The securities are valued using a cash flow analysis of the associated private company issuers. The valuations of the securities are negatively impacted by projected net losses of the associated private companies and positively impacted by projected net gains.

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

Direct private equity and mezzanine investments are classified as Level 3 assets since there is a certain amount of subjectivity and use of unobservable inputs surrounding our determination of fair value. Our Fund Management, Asset Management, and Accounting groups are responsible for reviewing the valuation models and determining the fair value of these investments on a quarterly basis. Direct investments in properties are initially valued based upon the transaction price. This amount is then adjusted to fair value based on current market conditions using the discounted cash flow method based on the expected investment exit date. The fair values of the assets are reviewed and adjusted quarterly. There were no significant direct equity and mezzanine investments at December 31, 2016, and December 31, 2015.

The fair value of our indirect investments is based on the most recent value of the capital accounts as reported by the general partners of the funds in which we invest. The calculation to determine the investment’s fair value is based on our percentage ownership in the fund multiplied by the net asset value of the fund, as provided by the fund manager. Under the requirements of the Volcker Rule, we will be required to dispose of some or all of our indirect investments. The Federal Reserve extended the conformance period to July 21, 2017, for all banking entities with respect to covered funds. On January 13, 2017, Key filed for an additional extension for illiquid funds, to retain certain indirect investments until the earlier of the date on which the investment is conformed or is expected to mature or July 21, 2022. The application for an extension was approved on February 14, 2017. As of December 31, 2016, we have not committed to a plan to sell these investments. Therefore, these investments continue to be valued using the net asset value per share methodology.

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

The following table presents the fair value of our indirect investments and related unfunded commitments at December 31, 2016. We did not provide any financial support to investees related to our direct and indirect investments for the years ended December 31, 2016, and December 31, 2015.

December 31, 2016	Fair Value	Unfunded Commitments
in millions
INVESTMENT TYPE
Indirect investments
Passive funds (a)	$6	$2
Total	$6	$2

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

Our indirect investments include primary and secondary investments in private equity funds engaged mainly in venture- and growth-oriented investing. These investments do not have readily determinable fair values. Indirect investments are valued using a methodology that is consistent with accounting guidance that allows us to estimate fair value based upon net asset value per share (or its equivalent, such as member units or an ownership interest in partners’ capital to which a proportionate share of net assets is attributed). Under the requirements of the Volcker Rule, we will be required to dispose of some or all of our indirect investments. The Federal Reserve extended the conformance period to July 21, 2017, for all banking entities with respect to covered funds. On January 13, 2017, Key filed for an additional extension for illiquid funds, to retain certain indirect investments until the earlier of the date on which the investment is conformed or is expected to mature or July 21, 2022. The application for an extension was approved on February 14, 2017. As of December 31, 2016, we have not committed to a plan to sell these investments. Therefore, these investments continue to be valued using the net asset value per share methodology.

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

The following table presents the fair value of our direct and indirect principal investments and related unfunded commitments at December 31, 2016, as well as financial support provided for the years ended December 31, 2016, and December 31, 2015.

			Financial support provided
			Year ended December 31,
	December 31, 2016		2016		2015
in millions	Fair Value	Unfunded Commitments	Funded Commitments	Funded Other	Funded Commitments	Funded Other
INVESTMENT TYPE
Direct investments (a)	$27	—	—	$13	—	$2
Indirect investments (b)	158	$37	$6	—	$8	—
Total	$185	$37	$6	$13	$8	$2

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

Residential mortgage loans are valued based on quoted market prices, where available, prices for other traded mortgage loans with similar characteristics, and purchase commitments and bid information received from market participants. The prices are adjusted as necessary to include the embedded servicing value in the loans and to take into consideration the specific characteristics of certain loans that are priced based on the pricing of similar loans. These adjustments represent unobservable inputs to the valuation but are not considered significant given the relative insensitivity of the value to changes in these inputs to the fair value of the loans. Accordingly, the majority of residential mortgage loans held for sale are classified as Level 2. Interest income on these loans is recognized in “Loans held for sale” line item in the Consolidated Statements of Income. In addition, this category also includes repurchased and temporarily unsalable residential mortgage loans that are included in "Loans, net of unearned income" on the balance sheet. These loans are repurchased due to a breach of representations and warranties in the loan sales agreement and typically occur after the loan is in default. The temporarily unsalable loans have an origination defect that makes them currently unable to be sold into the performing loan sales market. Because transaction details regarding sales of this type of loan are often unavailable, unobservable bid information from brokers and investors is heavily relied upon. Accordingly, based on the significance of unobservable inputs, these loans are classified as Level 3.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are measured at fair value on a recurring basis in accordance with GAAP. The following tables present these assets and liabilities at December 31, 2016, and December 31, 2015.

December 31, 2016	Level 1	Level 2	Level 3	Total
in millions
ASSETS MEASURED ON A RECURRING BASIS
Trading account assets:
U.S. Treasury, agencies and corporations	—	$655	—	$655
States and political subdivisions	—	8	—	8
Collateralized mortgage obligations	—	—	—	—
Other mortgage-backed securities	—	113	—	113
Other securities	—	73	—	73
Total trading account securities	—	849	—	849
Commercial loans	—	18	—	18
Total trading account assets	—	867	—	867
Securities available for sale:
U.S. Treasury, agencies and corporations	—	184	—	184
States and political subdivisions	—	11	—	11
Agency residential collateralized mortgage obligations (a)	—	16,408	—	16,408
Agency residential mortgage-backed securities (a)	—	1,846	—	1,846
Agency commercial mortgage-backed securities	—	1,743	—	1,743
Other securities	$3	—	$17	20
Total securities available for sale	3	20,192	17	20,212
Other investments:
Principal investments:
Direct	—	—	27	27
Indirect (measured at NAV) (b)	—	—	—	158
Total principal investments	—	—	27	185
Equity and mezzanine investments:
Indirect (measured at NAV) (b)	—	—	—	6
Total equity and mezzanine investments	—	—	—	6
Total other investments	—	—	27	191
Loans, net of unearned income	—	—	—	—
Loans held for sale	—	62	—	62
Derivative assets:
Interest rate	—	923	7	930
Foreign exchange	114	9	—	123
Commodity	—	176	—	176
Credit	—	—	1	1
Other	—	2	2	4
Derivative assets	114	1,110	10	1,234
Netting adjustments (c)	—	—	—	(431)
Total derivative assets	114	1,110	10	803
Accrued income and other assets	—	8	—	8
Total assets on a recurring basis at fair value	$117	$22,239	$54	$22,143
LIABILITIES MEASURED ON A RECURRING BASIS
Bank notes and other short-term borrowings:
Short positions	$192	$616	—	$808
Derivative liabilities:
Interest rate	—	737	—	737
Foreign exchange	102	11	—	113
Commodity	—	165	—	165
Credit	—	4	—	4
Other	—	1	—	1
Derivative liabilities	102	918	—	1,020
Netting adjustments (a)	—	—	—	(384)
Total derivative liabilities	102	918	—	636
Accrued expense and other liabilities	—	14	—	14
Total liabilities on a recurring basis at fair value	$294	$1,548	—	$1,458

(a)
"Collateralized mortgage obligations” and “Other mortgage-back securities” were renamed to “Agency residential collateralized mortgage obligations” and “Agency residential mortgage-backed securities”, respectively, as of December 31, 2016. There was no reclassification of previously reported balances.

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

(a)
"Collateralized mortgage obligations” and “Other mortgage-back securities” were renamed to “Agency residential collateralized mortgage obligations” and “Agency residential mortgage-backed securities”, respectively, as of December 31, 2016. There was no reclassification of previously reported balances.

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

Changes in Level 3 Fair Value Measurements

The following table shows the change in the fair values of our Level 3 financial instruments for the years ended December 31, 2016, and December 31, 2015. We mitigate the credit risk, interest rate risk, and risk of loss related to many of these Level 3 instruments by using securities and derivative positions classified as Level 1 or Level 2. Level 1 and Level 2 instruments are not included in the following table. Therefore, the gains or losses shown do not include the impact of our risk management activities.

in millions	Beginning of Period Balance	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers Other	Transfers into Level 3 (e)		Transfers out of Level 3 (e)		End of Period Balance (g)	Unrealized Gains (Losses) Included in Earnings
Year ended December 31, 2016
Securities available for sale
Other securities	$17	—		—	—	—	—	—		—		$17	—
Other investments
Principal investments
Direct	50	$16	(c)	—	$(39)	—	—	—		—		27	$2	(c)
Other indirect	—	—		—	(20)	—	—	$20		—		—	(1)	(c)

Derivative instruments (b)
Interest rate	16	4	(d)	1	—	—	—	$9	(f)	$(23)	(f)	7	—
Credit	1	(13)	(d)	1	—	$12	—	—		—		1	—
Other (a)	—	—		$5	—	—	$(3)	—		—		2	—

in millions	Beginning of Period Balance	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers into Level 3 (e)		Transfers out of Level 3 (e)		End of Period Balance (g)	Unrealized Gains (Losses) Included in Earnings
Year ended December 31, 2015
Securities available for sale
Other securities	$10	—		$7	—	—	—		—		$17	—
Other investments
Principal investments
Direct	102	$23	(c)	5	$(61)	—	—		$(19)		50	$3	(c)
Equity and mezzanine investments
Direct	—	2	(c)	—	(2)	—	—		—		—	2	(c)
Derivative instruments (b)
Interest rate	13	2	(d)	1	(1)	—	$10	(f)	(9)	(f)	16	—
Credit	2	(12)	(d)	—	—	$11	—		—		1	—

(a)	Amounts represent Level 3 interest rate lock commitments.

(b)	Amounts represent Level 3 derivative assets less Level 3 derivative liabilities.

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

(g)	There were no issuances for the years ended December 31, 2016, and December 31, 2015.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in accordance with GAAP. The adjustments to fair value generally result from the application of accounting guidance that requires assets and liabilities to be recorded at the lower of cost or fair value, or assessed for impairment. There were no liabilities measured at fair value on a nonrecurring basis at December 31, 2016, and December 31, 2015. The following table presents our assets measured at fair value on a nonrecurring basis at December 31, 2016, and December 31, 2015:

	December 31, 2016				December 31, 2015
in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A NONRECURRING BASIS
Impaired loans	—	—	$11	$11	—	—	—	—
Loans held for sale (a)	—	—	—	—	—	—	—	—
Accrued income and other assets	—	—	11	11	—	—	$7	$7
Total assets on a nonrecurring basis at fair value	—	—	$22	$22	—	—	$7	$7

(a)
During 2016, we transferred $35 million of commercial and residential loans and leases at their current fair value from held-for-sale status to the held-to-maturity portfolio, compared to $62 million during 2015.

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

Commercial loans held for sale. Through a quarterly analysis of our loan portfolios held for sale, which include both performing and nonperforming commercial loans, we determine any adjustments necessary to record the portfolios at the lower of cost or fair value in accordance with GAAP. Our analysis concluded that there were no loans held for sale adjusted to fair value at December 31, 2016, or December 31, 2015.

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

Goodwill and other intangible assets. On a quarterly basis, we review impairment indicators to determine whether we need to evaluate the carrying amount of goodwill and other intangible assets assigned to Key Community Bank and Key Corporate Bank. We also perform an annual impairment test for goodwill. Accounting guidance permits an entity to first assess qualitative factors to determine whether additional goodwill impairment testing is required. We chose to utilize a qualitative assessment in our annual goodwill impairment testing performed during the fourth quarter of 2016. For additional information on the results of recent goodwill impairment testing, see Note 11 (“Goodwill and Other Intangible Assets”).

We did not choose the qualitative approach for our 2015 goodwill impairment test. Fair value of our reporting units was determined using both an income approach (discounted cash flow method) and a market approach (using publicly traded company and recent transactions data), which are weighted equally. Inputs used include market-available data, such as industry, historical, and expected growth rates, and peer valuations, as well as internally driven inputs, such as forecasted earnings and market participant insights. Since this valuation relied on a significant number of unobservable inputs, we have classified goodwill as Level 3. We use a third-party valuation services provider to perform the annual, and if necessary, any interim, Step 1 valuation process, and to perform a Step 2 analysis, if needed, on our reporting units. Annual and any interim valuations prepared by the third-party valuation services provider are reviewed by the appropriate individuals within Key to ensure that the assumptions used in preparing the analysis are appropriate and properly supported. For additional information on the results of recent goodwill impairment testing, see Note 11 (“Goodwill and Other Intangible Assets”).

The fair value of other intangible assets is calculated using a cash flow approach. While the calculation to test for recoverability uses a number of assumptions that are based on current market conditions, the calculation is based primarily on unobservable assumptions. Accordingly, these assets are classified as Level 3. Our lines of business, with oversight from our Accounting group, are responsible for routinely, at least quarterly, assessing whether impairment indicators are present. All indicators that signal impairment may exist are appropriately considered in this analysis. An impairment loss is only recognized if the sum of its estimated future undiscounted cash flows used to test for recoverability is less than its carrying value.

Our primary assumptions include attrition rates, alternative costs of funds, and rates paid on deposits. For additional information on the results of other intangible assets impairment testing, see Note 11.

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

Quantitative Information about Level 3 Fair Value Measurements

The range and weighted-average of the significant unobservable inputs used to fair value our material Level 3 recurring and nonrecurring assets at December 31, 2016, and December 31, 2015, along with the valuation techniques used, are shown in the following table:

December 31, 2016	Fair Value of Level 3 Assets	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
Dollars in millions
Recurring
Other investments — principal investments — direct:	$27	Individual analysis of the condition of each investment
Debt instruments			EBITDA multiple	6.30 - 7.00 (6.50)
Equity instruments of private companies			EBITDA multiple (where applicable)	N/A (6.3)
Nonrecurring
Impaired loans	11	Fair value of underlying collateral	Discount	00.00 - 70.00% (46.00%)

December 31, 2015	Fair Value of Level 3 Assets	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
dollars in millions
Recurring
Other investments — principal investments — direct:	$50	Individual analysis of the condition of each investment
Debt instruments			EBITDA multiple	N/A (5.40)
Equity instruments of private companies			EBITDA multiple (where applicable)	5.40 - 6.70 (6.60)
Nonrecurring
Impaired loans (a)	—	Fair value of underlying collateral	Discount	00.00 - 34.00% (15.00%)

(a)     Impaired loans are less than $1 million at December 31, 2015.

Fair Value Disclosures of Financial Instruments

The levels in the fair value hierarchy ascribed to our financial instruments and the related carrying amounts at December 31, 2016, and December 31, 2015, are shown in the following table.

	December 31, 2016
		Fair Value
in millions	Carrying Amount	Level 1	Level 2	Level 3	Measured at NAV	Netting Adjustment		Total
ASSETS
Cash and short-term investments (a)	$3,452	$3,452	—	—	—	—		$3,452
Trading account assets (b)	867	—	$867	—	—	—		867
Securities available for sale (b)	20,212	3	20,192	$17	—	—		20,212
Held-to-maturity securities (c)	10,232	—	10,007	—	—	—		10,007
Other investments (b)	738	—	—	569	$164	—		733
Loans, net of allowance (d)	85,180	—	—	83,285	—	—		83,285
Loans held for sale (b)	1,104	—	62	1,042	—	—		1,104
Derivative assets (b)	803	114	1,110	10	—	$(431)	(f)	803
LIABILITIES
Deposits with no stated maturity (a)	$93,906	—	$93,906	—	—	—		$93,906
Time deposits (e)	10,181	—	10,267	—	—	—		10,267
Short-term borrowings (a)	2,310	$192	2,118	—	—	—		2,310
Long-term debt (e)	12,384	12,386	304	—	—	—		12,690
Derivative liabilities (b)	636	102	918	—	—	$(384)	(f)	636

	December 31, 2015
		Fair Value
in millions	Carrying Amount	Level 1	Level 2	Level 3	Measured at NAV	Netting Adjustment		Total
ASSETS
Cash and short-term investments (a)	$3,314	$3,314	—	—	—	—		$3,314
Trading account assets (b)	788	3	$785	—	—	—		788
Securities available for sale (b)	14,218	3	14,198	$17	—	—		14,218
Held-to-maturity securities (c)	4,897	—	4,848	—	—	—		4,848
Other investments (b)	655	—	19	393	$243	—		655
Loans, net of allowance (d)	59,080	—	—	57,508	—	—		57,508
Loans held for sale (b)	639	—	—	639	—	—		639
Derivative assets (b)	619	143	1,324	18	—	$(866)	(f)	619
LIABILITIES
Deposits with no stated maturity (a)	$65,527	—	$65,527	—	—	—		$65,527
Time deposits (e)	5,519	$—	5,575	—	—	—		5,575
Short-term borrowings (a)	905	—	905	—	—	—		905
Long-term debt (e)	10,184	9,987	420	—	—	—		10,407
Derivative liabilities (b)	632	116	1,009	$1	—	$(494)	(f)	632

Valuation Methods and Assumptions

(a)	Fair value equals or approximates carrying amount. The fair value of deposits with no stated maturity does not take into consideration the value ascribed to core deposit intangibles.

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

We use valuation methods based on exit market prices in accordance with applicable accounting guidance. We determine fair value based on assumptions pertaining to the factors that a market participant would consider in valuing the asset. A substantial portion of our fair value adjustments are related to liquidity. During 2015 and 2016, the fair values of our loan portfolios generally remained stable, primarily due to increasing liquidity in the loan markets. If we were to use different assumptions, the fair values shown in the preceding table could change. Also, because the applicable accounting guidance for financial instruments excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements, the fair value amounts shown in the table above do not, by themselves, represent the underlying value of our company as a whole.

Education lending business. The discontinued education lending business consists of loans in portfolio recorded at carrying value with appropriate valuation reserves and loans in portfolio recorded at fair value. All of these loans were excluded from the table above as follows:

•	Loans at carrying value, net of allowance, of $1.5 billion ($1.3 billion at fair value) at December 31, 2016, and $1.8 billion ($1.5 billion at fair value) at December 31, 2015;

•	Portfolio loans at fair value of $3 million at December 31, 2016, and $4 million at December 31, 2015.
These loans and securities are classified as Level 3 because we rely on unobservable inputs when determining fair value since observable market data is not available.
Residential real estate mortgage loans. Residential real estate mortgage loans with carrying amounts of $5.5 billion at December 31, 2016, and $2.2 billion at December 31, 2015, respectively, are included in “Loans, net of allowance” in the previous table.
Short-term financial instruments. For financial instruments with a remaining average life to maturity of less than six months, carrying amounts were used as an approximation of fair values.

8. Securities
The amortized cost, unrealized gains and losses, and fair value of our securities available-for-sale and held-to-maturity securities are presented in the following table. Gross unrealized gains and losses represent the difference between the amortized cost and the fair value of securities on the balance sheet as of the dates indicated. Accordingly, the amount of these gains and losses may change in the future as market conditions change. For more information about our securities available for sale and held-to-maturity securities and the related accounting policies, see Note 1 (“Summary of Significant Accounting Policies”).

	2016				2015
December 31, in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury, Agencies, and Corporations	$188	—	$4	$184	—	—	—	—
States and political subdivisions	11	—	—	11	$14	—	—	$14
Agency residential collateralized mortgage obligations(a)	16,652	$31	275	16,408	12,082	$51	$138	11,995
Agency residential mortgage-backed securities(a)	1,857	6	17	1,846	2,193	11	15	2,189
Agency commercial mortgage-backed securities	1,778	—	35	1,743	—	—	—	—
Other securities	21	—	1	20	21	—	1	20
Total securities available for sale	$20,507	$37	$332	$20,212	$14,310	$62	$154	$14,218
HELD-TO-MATURITY SECURITIES
Agency residential collateralized mortgage obligations(a)	$8,404	$1	$173	$8,232	$4,174	$5	$50	$4,129
Agency residential mortgage-backed securities(a)	629	—	5	624	703	—	4	699
Agency commercial mortgage-backed securities	1,184	1	49	1,136	—	—	—	—
Other securities	15	—	—	15	20	—	—	20
Total held-to-maturity securities	$10,232	$2	$227	$10,007	$4,897	$5	$54	$4,848

(a)
“Collateralized mortgage obligations” and “Other mortgage-back securities” were renamed to “Agency residential collateralized mortgage obligations” and “Agency residential mortgage-backed securities” in September 2016. There was no reclassification of previously reported balances.

The following table summarizes our securities that were in an unrealized loss position as of December 31, 2016, and December 31, 2015:

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2016
Securities available for sale:
U.S. Treasury, Agencies, and Corporations	$182	$4	—	—	$182	$4
Agency residential collateralized mortgage obligations	12,345	231	$1,410	$44	13,755	275
Agency residential mortgage-backed securities	1,452	17	—	—	1,452	17
Agency commercial mortgage-backed securities	1,482	35	—	—	1,482	35
Other securities(a)	2	—	3	1	5	1
Held-to-maturity securities:
Agency residential collateralized mortgage obligations	7,028	156	518	17	7,546	173
Agency residential mortgage-backed securities	547	5	—	—	547	5
Agency commercial mortgage-backed securities	996	49	—	—	996	49
Other securities(b)	4	—	—	—	4	—
Total temporarily impaired securities	$24,038	$497	$1,931	$62	$25,969	$559
December 31, 2015
Securities available for sale:
Agency residential collateralized mortgage obligations	$5,190	$43	$3,206	$95	$8,396	$138
Agency residential mortgage-backed securities	1,670	15	—	—	1,670	15
Other securities(a)	—	—	3	1	3	1
Held-to-maturity securities:
Agency residential collateralized mortgage obligations	1,793	16	1,320	34	3,113	50
Agency residential mortgage-backed securities	547	4	—	—	547	4
Other securities(b)	4	—	—	—	4	—
Total temporarily impaired securities	$9,204	$78	$4,529	$130	$13,733	$208

(a)	Gross unrealized losses totaled less than $1 million for other securities available for sale at December 31, 2016, and December 31, 2015.

(b)	Gross unrealized losses totaled less than $1 million for other securities held to maturity at December 31, 2016, and December 31, 2015.

At December 31, 2016, we had $275 million of gross unrealized losses related to 389 fixed-rate agency residential CMOs that we invested in as part of our overall A/LM strategy. These securities had a weighted-average maturity of 4.19 years at December 31, 2016. We also had $17 million of gross unrealized losses related to 230 agency residential mortgage-backed securities positions, which had a weighted-average maturity of 3.76 years at December 31, 2016. Because these securities have a fixed interest rate, their fair value is sensitive to movements in market interest rates. These unrealized losses are considered temporary since we expect to collect all contractually due amounts from these securities. Accordingly, these investments were reduced to their fair value through OCI, not earnings.
We regularly assess our securities portfolio for OTTI. The assessments are based on the nature of the securities, the underlying collateral, the financial condition of the issuer, the extent and duration of the loss, our intent related to the individual securities, and the likelihood that we will have to sell securities prior to expected recovery.
The debt securities identified as other-than-temporarily impaired are written down to their current fair value. For those debt securities that we intend to sell, or more-likely-than-not will be required to sell, prior to the expected recovery of the amortized cost, the entire impairment (i.e., the difference between amortized cost and the fair value) is recognized in earnings. For those debt securities that we do not intend to sell, or more-likely-than-not will not be required to sell, prior to expected recovery, the credit portion of OTTI is recognized in earnings, while the remaining OTTI is recognized in equity as a component of AOCI on the balance sheet. As shown in the following table, we did not have any impairment losses recognized in earnings for the year ended December 31, 2016.

in millions
Balance at December 31, 2015	$4
Impairment recognized in earnings	—
Balance at December 31, 2016	$4

Realized gains and losses related to securities available for sale were as follows:

Year ended December 31, in millions	2016 (a)	2015	2014 (a)
Realized gains	—	$1	—
Realized losses	—	1	—
Net securities gains (losses)	—	—	—

(a)	Realized gains and losses totaled less than $1 million for the years ended December 31, 2016, and December 31, 2014.
At December 31, 2016, securities available-for-sale and held-to-maturity securities totaling $8.6 billion were pledged to secure securities sold under repurchase agreements, to secure public and trust deposits, to facilitate access to secured funding, and for other purposes required or permitted by law.
The following table shows securities by remaining maturity. CMOs and other mortgage-backed securities in the available-for-sale and held-to-maturity portfolios are presented based on their expected average lives. The remaining securities, in both the available-for-sale and held-to-maturity portfolios, are presented based on their remaining contractual maturity. Actual maturities may differ from expected or contractual maturities since borrowers have the right to prepay obligations with or without prepayment penalties.

	Securities Available for Sale		Held-to-Maturity Securities
December 31, 2016	Amortized Cost	Fair Value	Amortized Cost	Fair Value
in millions
Due in one year or less	$192	$193	$54	$54
Due after one through five years	18,356	18,109	6,892	6,768
Due after five through ten years	1,947	1,898	2,678	2,607
Due after ten years	12	12	608	578
Total	$20,507	$20,212	$10,232	$10,007

9. Derivatives and Hedging Activities
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
At December 31, 2016, after taking into account the effects of bilateral collateral and master netting agreements, we had $85 million of derivative assets and $66 million of derivative liabilities that relate to contracts entered into for hedging purposes. As of the same date, after taking into account the effects of bilateral collateral and master netting agreements and a reserve for potential future losses, we had derivative assets of $718 million and derivative liabilities of $570 million that were not designated as hedging instruments.

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
Derivatives Not Designated in Hedge Relationships

On occasion, we enter into interest rate swap contracts to manage economic risks but do not designate the instruments in hedge relationships. Excluding contracts addressing customer exposures, the amount of derivatives hedging risks on an economic basis at December 31, 2016, was not significant.
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
Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments
The following table summarizes the fair values of our derivative instruments on a gross and net basis as of December 31, 2016, and December 31, 2015. The change in the notional amounts of these derivatives by type from December 31, 2015, to December 31, 2016, indicates the volume of our derivative transaction activity during 2016. The notional amounts are not affected by bilateral collateral and master netting agreements. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Where master netting agreements are not in effect or are not enforceable under bankruptcy laws, we do not adjust those derivative assets and liabilities with counterparties. Securities collateral related to legally enforceable master netting agreements is not offset on the balance sheet. Our derivative instruments are included in “derivative assets” or “derivative liabilities” on the balance sheet, as indicated in the following table:

	December 31, 2016			December 31, 2015
		Fair Value			Fair Value
in millions	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate	$24,237	$189	$94	$18,917	$257	$15
Foreign exchange	282	6	4	312	20	—
Total	24,519	195	98	19,229	277	15
Derivatives not designated as hedging instruments:
Interest rate	55,315	741	643	43,965	627	548
Foreign exchange	6,230	117	109	6,454	131	124
Commodity	1,474	176	165	1,144	444	433
Credit	360	1	4	632	6	6
Other (a)	390	4	1	—	—	—
Total	63,769	1,039	922	52,195	1,208	1,111
Netting adjustments (b)	—	(431)	(384)	—	(866)	(494)
Net derivatives in the balance sheet	88,288	803	636	71,424	619	632
Other collateral (c)	—	(21)	(97)	—	(91)	(204)
Net derivative amounts	$88,288	$782	$539	$71,424	$528	$428

(a)	Other derivatives include interest rate lock commitments and forward sale commitments related to our residential mortgage banking activities.

(b)	Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance.

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

Fair value hedges. Instruments designated as fair value hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. The effective portion of a change in the fair value of an instrument designated as a fair value hedge is recorded in earnings at the same time as a change in fair value of the hedged item, resulting in no effect on net income. The ineffective portion of a change in the fair value of such a hedging instrument is recorded in “other income” on the income statement with no corresponding offset. During the year ended December 31, 2016, we did not exclude any portion of these hedging instruments from the assessment of hedge effectiveness. While there is some immaterial ineffectiveness in our hedging relationships, all of our fair value hedges remained “highly effective” as of December 31, 2016.
The following table summarizes the pre-tax net gains (losses) on our fair value hedges for the years ended December 31, 2016, and December 31, 2015, and where they are recorded on the income statement.

	Year Ended December 31, 2016
in millions	Income Statement Location of Net Gains (Losses) on Derivative	Net Gains (Losses) on Derivative	Hedged Item	Income Statement Location of Net Gains (Losses) on Hedged Item	Net Gains (Losses) on Hedged Item
Interest rate	Other income	$(95)	Long-term debt	Other income	$97	(a)
Interest rate	Interest expense – Long-term debt	96
Total		$1			$97

	Year Ended December 31, 2015
in millions	Income Statement Location of Net Gains (Losses) on Derivative	Net Gains (Losses) on Derivative	Hedged Item	Income Statement Location of Net Gains (Losses) on Hedged Item	Net Gains (Losses) on Hedged Item
Interest rate	Other income	$(20)	Long-term debt	Other income	$21	(a)
Interest rate	Interest expense – Long-term debt	123
Total		$103			$21

(a)	Net gains (losses) on hedged items represent the change in fair value caused by fluctuations in interest rates.
Cash flow hedges. Instruments designated as cash flow hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. Initially, the effective portion of a gain or loss on a cash flow hedge is recorded as a component of AOCI on the balance sheet. This amount is subsequently reclassified into income when the hedged transaction affects earnings (e.g., when we pay variable-rate interest on debt, receive variable-rate interest on commercial loans, or sell commercial real estate loans). The ineffective portion of cash flow hedging transactions is included in “other income” on the income statement. During the year ended December 31, 2016, we did not exclude any portion of these hedging instruments from the assessment of hedge effectiveness. While there is some immaterial ineffectiveness in our hedging relationships, all of our cash flow hedges remained “highly effective” as of December 31, 2016.

Considering the interest rates, yield curves, and notional amounts as of December 31, 2016, we would expect to reclassify an estimated $13 million of after-tax net losses on derivative instruments from AOCI to income during the next 12 months for our cash flow hedges. In addition, we expect to reclassify approximately $3 million of net losses related to terminated cash flow hedges from AOCI to income during the next 12 months. As of December 31, 2016, the maximum length of time over which we hedge forecasted transactions is 12 years.

Net investment hedges. We enter into foreign currency forward contracts to hedge our exposure to changes in the carrying value of our investments as a result of changes in the related foreign exchange rates. Instruments designated as net investment hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. Initially, the effective portion of a gain or loss on a net investment hedge is recorded as a component of AOCI on the balance sheet when the terms of the derivative match the notional and currency risk being hedged. The effective portion is subsequently reclassified into income when the hedged transaction affects earnings (e.g., when we dispose of or liquidate a foreign subsidiary). At December 31, 2016, AOCI reflected unrecognized after-tax gains totaling $40 million related to cumulative changes in the fair value of our net investment hedges, which offset the unrecognized after-tax foreign currency losses on net investment balances. The ineffective portion of net investment hedging transactions is included in “other income” on the income statement, but there was no net investment hedge ineffectiveness as of December 31, 2016. We did not exclude any portion of our hedging instruments from the assessment of hedge effectiveness during the year ended December 31, 2016.

The following table summarizes the pre-tax net gains (losses) on our cash flow and net investment hedges for the years ended December 31, 2016, and December 31, 2015, and where they are recorded on the income statement. The table includes the effective portion of net gains (losses) recognized in OCI during the period, the effective portion of net gains (losses) reclassified from OCI into income during the current period, and the portion of net gains (losses) recognized directly in income, representing the amount of hedge ineffectiveness.

	Year Ended December 31, 2016
in millions	Net Gains (Losses) Recognized in OCI (Effective Portion)	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Income Statement Location of Net Gains (Losses) Recognized in Income (Ineffective Portion)	Net Gains (Losses) Recognized in Income (Ineffective Portion)
Cash Flow Hedges
Interest rate	$29	Interest income –Loans	$85	Other income	—
Interest rate	—	Interest expense –Long-term debt	(4)	Other income	—
Interest rate	1	Investment banking and debt placement fees	—	Other income	—
Net Investment Hedges
Foreign exchange contracts	(2)	Other Income	—	Other income	—
Total	$28		$81		—

	Year Ended December 31, 2015
in millions	Net Gains (Losses) Recognized in OCI (Effective Portion)	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Income Statement Location of Net Gains (Losses) Recognized in Income (Ineffective Portion)	Net Gains (Losses) Recognized in Income (Ineffective Portion)
Cash Flow Hedges
Interest rate	$102	Interest income – Loans	$98	Other income	—
Interest rate	(2)	Interest expense – Long-term debt	(4)	Other income	—
Interest rate	1	Investment banking and debt placement fees	—	Other income	—
Net Investment Hedges
Foreign exchange contracts	38	Other Income	—	Other income	—
Total	$139		$94		—

The after-tax change in AOCI resulting from cash flow and net investment hedges is as follows:

	December 31, 2015	2016	Reclassification of Gains to Net Income	December 31, 2016
in millions		Hedging Activity
AOCI resulting from cash flow and net investment hedges	$20	$17	$(51)	$(14)
Nonhedging instruments.  Our derivatives that are not designated as hedging instruments are recorded at fair value in “derivative assets” and “derivative liabilities” on the balance sheet. Adjustments to the fair values of these instruments, as well as any premium paid or received, are included in “corporate services income” and “other income” on the income statement.
The following table summarizes the pre-tax net gains (losses) on our derivatives that are not designated as hedging instruments for the years ended December 31, 2016, December 31, 2015, and December 31, 2014, and where they are recorded on the income statement.

	2016				2015			2014
Year ended December 31, in millions	Corporate Services Income	Consumer Mortgage Income (a)	Other Income	Total	Corporate Services Income	Other Income	Total	Corporate Services Income	Other Income	Total
NET GAINS (LOSSES)
Interest rate	$30	—	$1	$31	$28	—	$28	$16	—	$16
Foreign exchange	40	—	—	40	36	—	36	34	—	34
Commodity	4	—	—	4	5	—	5	6	—	6
Credit	1	—	(16)	(15)	(1)	$(15)	(16)	—	$(21)	(21)
Other	—	$1	—	1	—	—	—	—	—	—
Total net gains (losses)	$75	$1	$(15)	$61	$68	$(15)	$53	$56	$(21)	$35

(a)	As a result of the First Niagara acquisition, we began recognizing net gains (losses) on other derivatives related to our residential mortgage banking activities in “consumer mortgage income” in 2016.
Counterparty Credit Risk
Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected positive replacement value of the contracts. We use several means to mitigate and manage exposure to credit risk on derivative contracts. We generally enter into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with a single counterparty in the event of default. Additionally, we monitor counterparty credit risk exposure on each contract to determine appropriate limits on our total credit exposure across all product types. We review our collateral positions on a daily basis and exchange collateral with our counterparties in accordance with standard ISDA documentation, central clearing rules, and other related agreements. We generally hold collateral in the form of cash and highly rated securities issued by the U.S. Treasury, government-sponsored enterprises, or GNMA. The cash collateral netted against derivative assets on the balance sheet totaled $155 million at December 31, 2016, and $377 million at December 31, 2015. The cash collateral netted against derivative liabilities totaled $108 million at December 31, 2016, and $5 million at December 31, 2015. The relevant agreements that allow us to access the central clearing organizations to clear derivative transactions are not considered to be qualified master netting agreements. Therefore, we cannot net derivative contracts or offset those contracts with related cash collateral with these counterparties. At December 31, 2016, we posted $448 million of cash collateral with clearing organizations and held $59 million of cash collateral from clearing organizations. At December 31, 2015, we posted $143 million of cash collateral with clearing organizations and held $6 million of cash collateral from clearing organizations. This additional cash collateral is included in “short-term investments” and “NOW and money market deposit accounts” on the balance sheet.
The following table summarizes our largest exposure to an individual counterparty at the dates indicated:

December 31, in millions	2016	2015
Largest gross exposure (derivative asset) to an individual counterparty	$109	$158
Collateral posted by this counterparty	42	85
Derivative liability with this counterparty	86	74
Collateral pledged to this counterparty	22	—
Net exposure after netting adjustments and collateral	3	(1)

The following table summarizes the fair value of our derivative assets by type at the dates indicated. These assets represent our gross exposure to potential loss after taking into account the effects of bilateral collateral and master netting agreements and other means used to mitigate risk.

December 31, in millions	2016	2015
Interest rate	$782	$628
Foreign exchange	62	66
Commodity	110	298
Credit	—	4
Other	4	—
Derivative assets before collateral	958	996
Less: Related collateral	155	377
Total derivative assets	$803	$619

We enter into derivative transactions with two primary groups: broker-dealers and banks, and clients. Since these groups have different economic characteristics, we have different methods for managing counterparty credit exposure and credit risk.
We enter into transactions with broker-dealers and banks for various risk management purposes. These types of transactions generally are high dollar volume. We generally enter into bilateral collateral and master netting agreements with these counterparties. We began clearing certain types of derivative transactions with these counterparties in June 2013, whereby the central clearing organizations become our counterparties subsequent to novation of the original derivative contracts. In addition, we began entering into derivative contracts through swap execution facilities during the first quarter of 2014. The swap clearing and swap trade execution requirements were mandated by the Dodd-Frank Act for the purpose of reducing counterparty credit risk and increasing transparency in the derivative market. At December 31, 2016, we had gross exposure of $536 million to broker-dealers and banks. We had net exposure of $330 million after the application of master netting agreements and cash collateral, where such qualifying agreements exist. We had net exposure of $287 million after considering $43 million of additional collateral held in the form of securities.

We enter into transactions with clients to accommodate their business needs. These types of transactions generally are low dollar volume. We generally enter into master netting agreements with these counterparties. In addition, we mitigate our overall portfolio exposure and market risk by buying and selling U.S. Treasuries and Eurodollar futures and entering into offsetting positions and other derivative contracts, sometimes with entities other than broker-dealers and banks. Due to the smaller size and magnitude of the individual contracts with clients, we generally do not exchange collateral in connection with these derivative transactions. To address the risk of default associated with the uncollateralized contracts, we have established a credit valuation adjustment (included in “derivative assets”) in the amount of $6 million at December 31, 2016, which we estimate to be the potential future losses on amounts due from client counterparties in the event of default. At December 31, 2016, we had gross exposure of $531 million to client counterparties and other entities that are not broker-dealers or banks for derivatives that have associated master netting agreements. We had net exposure of $473 million on our derivatives with these counterparties after the application of master netting agreements, collateral, and the related reserve.
Credit Derivatives
We are a buyer and, under limited circumstances, may be a seller of credit protection through the credit derivative market. We purchase credit derivatives to manage the credit risk associated with specific commercial lending and swap obligations as well as exposures to debt securities. We may also sell credit derivatives, mainly single-name credit default swaps, to offset our purchased credit default swap positions prior to maturity.

The following table summarizes the fair value of our credit derivatives purchased and sold by type as of December 31, 2016, and December 31, 2015. The fair value of credit derivatives presented below does not take into account the effects of bilateral collateral or master netting agreements.

December 31, in millions	2016			2015
	Purchased	Sold	Net	Purchased	Sold	Net
Single-name credit default swaps	$(2)	—	$(2)	$(3)	—	$(3)
Traded credit default swap indices	(1)	—	(1)	4	—	4
Other(a)	—	—	—	—	$(1)	(1)
Total credit derivatives	$(3)	—	$(3)	$1	$(1)	—

(a)	As of December 31, 2016, the fair value of other credit derivatives sold totaled less than $1 million.

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

The following table provides information on the types of credit derivatives sold by us and held on the balance sheet at December 31, 2016, and December 31, 2015. The notional amount represents the maximum amount that the seller could be required to pay. The payment/performance risk assessment is based on the default probabilities for the underlying reference entities’ debt obligations using a Moody’s credit ratings matrix known as Moody’s “Idealized” Cumulative Default Rates. The payment/performance risk shown in the table represents a weighted-average of the default probabilities for all reference entities in the respective portfolios. These default probabilities are directly correlated to the probability that we will have to make a payment under the credit derivative contracts.

	2016			2015
December 31, dollars in millions	Notional Amount	Average Term (Years)	Payment / Performance Risk	Notional Amount	Average Term (Years)	Payment / Performance Risk
Other	$4	6.49	17.93%	$5	2.67	14.46%
Total credit derivatives sold	$4	—	—	$5	—	—

Credit Risk Contingent Features

We have entered into certain derivative contracts that require us to post collateral to the counterparties when these contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to our long-term senior unsecured credit ratings with Moody’s and S&P. Collateral requirements also are based on minimum transfer amounts, which are specific to each Credit Support Annex (a component of the ISDA Master Agreement) that we have signed with the counterparties. In a limited number of instances, counterparties have the right to terminate their ISDA Master Agreements with us if our ratings fall below a certain level, usually investment-grade level (i.e., “Baa3” for Moody’s and “BBB-” for S&P). At December 31, 2016, KeyBank’s rating was “A3” with Moody’s and “A-” with S&P, and KeyCorp’s rating was “Baa1” with Moody’s and “BBB+” with S&P. As of December 31, 2016, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our ratings) held by KeyBank that were in a net liability position totaled $199 million, which includes $155 million in derivative assets and $354 million in derivative liabilities. We had $196 million in cash and securities collateral posted to cover those positions as of December 31, 2016. The aggregate fair value of all derivative contracts with credit risk contingent features held by KeyCorp as of December 31, 2016, that were in a net liability position totaled $6 million, which consists solely of derivative liabilities. We had $6 million in collateral posted to cover those positions as of December 31, 2016.

The following table summarizes the additional cash and securities collateral that KeyBank would have been required to deliver under the ISDA Master Agreements had the credit risk contingent features been triggered for the derivative contracts in a net liability position as of December 31, 2016, and December 31, 2015. The additional collateral amounts were calculated based on scenarios under which KeyBank’s ratings are downgraded one, two, or three ratings as of December 31, 2016, and December 31, 2015, and take into account all collateral already posted. A similar calculation was performed for KeyCorp, and no additional collateral would have been required at December 31, 2016, or December 31, 2015. For more information about the credit ratings for KeyBank and KeyCorp, see the discussion under the heading “Factors affecting liquidity” in the section entitled “Liquidity risk management” in Item 7 of this report.

December 31, in millions	2016		2015
	Moody’s	S&P	Moody’s	S&P
KeyBank’s long-term senior unsecured credit ratings	A3	A-	A3	A-
One rating downgrade	$2	$2	$2	$2
Two rating downgrades	2	2	2	2
Three rating downgrades	2	2	4	4

KeyBank’s long-term senior unsecured credit rating was four ratings above noninvestment grade at Moody’s and S&P as of December 31, 2016, and December 31, 2015. If KeyBank’s ratings had been downgraded below investment grade as of December 31, 2016, and December 31, 2015, payments of up to $4 million and $5 million, respectively, would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted. If KeyCorp’s ratings had been downgraded below investment grade as of December 31, 2016, and December 31, 2015, payments of less than $1 million would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted.

10. Mortgage Servicing Assets

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

Commercial

Changes in the carrying amount of commercial mortgage servicing assets are summarized as follows:

Year ended December 31, in millions	2016	2015
Balance at beginning of period	$322	$323
Servicing retained from loan sales	80	55
Purchases	41	38
Amortization	(87)	(94)
Balance at end of period	$356	$322
Fair value at end of period	$459	$423

The fair value of commercial mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the commercial mortgage loans. This calculation uses a number of assumptions that are based on current market conditions. The range and weighted-average of the significant unobservable inputs used to fair value our commercial mortgage servicing assets at December 31, 2016, and December 31, 2015, along with the valuation techniques, are shown in the following table:

December 31, 2016	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
dollars in millions
Commercial mortgage servicing assets	Discounted cash flow	Expected defaults	1.00 - 3.00% (1.40%)
		Residual cash flows discount rate	7.00 - 12.00% (8.00%)
		Escrow earn rate	1.10 - 3.00% (2.40%)
		Servicing cost	$150 - $2,700 ($1,124)
		Loan assumption rate	0.00 - 3.00% (1.13%)
		Percentage late	0.00 - 2.00% (0.34%)

December 31, 2015	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
dollars in millions
Commercial mortgage servicing assets	Discounted cash flow	Expected defaults	1.00 - 3.00% (1.70%)
		Residual cash flows discount rate	7.00 - 15.00% (7.80%)
		Escrow earn rate	1.00 - 3.50% (2.30%)
		Servicing cost	$150 - $2,700 ($1,215)
		Loan assumption rate	0.00 - 3.00% (1.34%)
		Percentage late	0.00 - 2.00% (0.33%)
If these economic assumptions change or prove incorrect, the fair value of commercial mortgage servicing assets may also change. Expected credit losses, escrow earn rates, and discount rates are critical to the valuation of commercial mortgage servicing assets. Estimates of these assumptions are based on how a market participant would view the respective rates and reflect historical data associated with the commercial mortgage loans, industry trends, and other considerations. Actual rates may differ from those estimated due to changes in a variety of economic factors. A decrease in the value assigned to the escrow earn rates would cause a decrease in the fair value of our commercial mortgage servicing assets. An increase in the assumed default rates of commercial mortgage loans or an increase in the assigned discount rates would cause a decrease in the fair value of our commercial mortgage servicing assets. Prepayment activity on commercial serviced loans does not significantly impact the valuation of our commercial mortgage servicing assets. Unlike residential mortgages, commercial mortgages experience significantly lower prepayments due to certain contractual restrictions impacting the borrower’s ability to prepay the mortgage.

We have elected to account for commercial mortgage servicing assets using the amortization method. The amortization of commercial mortgage servicing assets is determined in proportion to, and over the period of, the estimated net servicing income. The amortization of commercial mortgage servicing assets for each period, as shown in the table at the beginning of this note, is recorded as a reduction to contractual fee income. The contractual fee income from servicing commercial mortgage loans totaled $139 million for the year ended December 31, 2016, $142 million for the year ended December 31, 2015, and $144 million for the year ended December 31, 2014. This fee income was partially offset by $87 million of amortization for the year ended December 31, 2016, $94 million for the year ended December 31, 2015, and $98 million for the year ended

December 31, 2014. Both the contractual fee income and the amortization are recorded, net, in “mortgage servicing fees” on the income statement.

Residential

With the First Niagara acquisition, we acquired residential mortgage servicing assets with a fair value of $28 million as of the Acquisition Date. Activity for the year ended December 31, 2016, represents the period from the acquisition date of August 1, 2016, through December 31, 2016.

Changes in the carrying amount of residential mortgage servicing assets are summarized as follows:

in millions	2016
Balance at beginning of period	—
Servicing retained from loan sales	$2
Purchases	28
Amortization	(2)
Balance at end of period	$28
Fair value at end of period	$33

The fair value of residential mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the residential mortgage loans. This calculation uses a number of assumptions that are based on current market conditions. The range and weighted-average of the significant unobservable inputs used to fair value our residential mortgage servicing assets at December 31, 2016, along with the valuation techniques, are shown in the following table:

December 31, 2016	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
dollars in millions
Residential mortgage servicing assets	Discounted cash flow	Prepayment speed	7.79 - 18.61% (9.42%)
		Discount rate	8.50 - 11.00% (8.55%)
		Servicing cost	$76 - $3,335 ($83.04)

If these economic assumptions change or prove incorrect, the fair value of residential mortgage servicing assets may also change. Prepayment speed, discount rates, and servicing cost are critical to the valuation of residential mortgage servicing assets. Estimates of these assumptions are based on how a market participant would view the respective rates and reflect historical data associated with the residential mortgage loans, industry trends, and other considerations. Actual rates may differ from those estimated due to changes in a variety of economic factors. An increase in the prepayment speed would cause a negative impact on the fair value of our residential mortgage servicing assets. An increase in the assigned discount rates and servicing cost assumptions would cause a decrease in the fair value of our residential mortgage servicing assets.

We have elected to account for residential mortgage servicing assets using the amortization method. The amortization of residential mortgage servicing assets is determined in proportion to, and over the period of, the estimated net residential servicing income. The amortization of residential mortgage servicing assets for December 31, 2016, as shown in the table above, is recorded as a reduction to contractual fee income. The contractual fee income from servicing residential mortgage loans totaled $6 million for the year ended December 31, 2016. This fee income was offset by $2 million of amortization for the year ended December 31, 2016. Both the contractual fee income and the amortization are recorded, net, in “mortgage servicing fees” on the income statement.
11. Goodwill and Other Intangible Assets
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
Our annual goodwill impairment testing is performed as of October 1 each year. On that date in 2016, we conducted a qualitative analysis and concluded that it was not more likely than not that the fair values of our reporting units were less than their respective carrying values. As such, goodwill was not impaired. During the latest quantitative assessment in 2015, we determined that the estimated fair value of the Key Community Bank unit was 52% greater than its carrying amount. During the latest quantitative assessment in 2015, we determined that the estimated fair value of the Key Corporate Bank unit was 27% greater than its carrying amount. The carrying amounts of the Key Community Bank and Key Corporate Bank units represent the average equity based on risk-weighted regulatory capital for goodwill impairment testing and management reporting purposes.
Based on our quarterly review of impairment indicators during 2016 and 2015, it was not necessary to perform further reviews of goodwill recorded in our Key Community Bank or Key Corporate Bank units. We will continue to monitor the Key Community Bank and Key Corporate Bank units as appropriate since it is particularly dependent upon economic conditions that impact credit risk and behavior.
Changes in the carrying amount of goodwill by reporting unit are presented in the following table:

in millions	Key Community Bank	Key Corporate Bank	Total
BALANCE AT DECEMBER 31, 2014	$979	$78	$1,057
Tax adjustment resulting from Pacific Crest Securities acquisition	—	3	3
BALANCE AT DECEMBER 31, 2015	979	81	1,060
Acquisition of First Niagara	1,109	277	1,386
BALANCE AT DECEMBER 31, 2016	$2,088	$358	$2,446

The acquisition of Pacific Crest Securities during the third quarter of 2014 resulted in a $78 million increase in the goodwill recorded in the Key Corporate Bank unit. Approximately $72 million of the goodwill was allocated to KBCM in the second quarter of 2015, when Pacific Crest Securities was fully merged into KBCM. During the third quarter of 2015, goodwill increased $3 million to account for a tax item associated with the business combination. Additional information regarding the acquisition is provided in Note 14 (“Acquisition, Divestiture, and Discontinued Operations”).

During 2016, as a result of the acquisition of First Niagara, we recorded an increase of $1.1 billion of goodwill in the Key Community Bank segment and an increase of $277 million of goodwill in the Key Corporate Bank segment. Additional information regarding the acquisition is provided in Note 2 (“Business Combination”).
As of December 31, 2016, we expected goodwill in the amount of $647 million to be deductible for tax purposes in future periods.
There were no accumulated impairment losses related to the Key Community Bank unit or the Key Corporate Bank unit at December 31, 2016, December 31, 2015, and December 31, 2014.
The following table shows the gross carrying amount and the accumulated amortization of intangible assets subject to amortization:

	2016		2015
December 31, in millions	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Core deposit intangibles	$461	$125	$105	$91
PCCR intangibles	152	110	136	91
Other intangible assets(a)	74	68	76	70
Total	$687	$303	$317	$252

(a)	Carrying amount and accumulated amortization excludes $18 million each at December 31, 2016, and December 31, 2015, related to the discontinued operations of Austin and the sale of Victory.
As a result of the acquisition of Pacific Crest Securities on September 3, 2014, intangible assets were recognized at their acquisition date fair value of $13 million. These intangible assets are being amortized on a straight line basis over an average useful life of 5 years. As a result of the acquisition of First Niagara on August 1, 2016, intangible assets were recognized at the acquisition date fair value of $385 million. The core deposit intangible asset recognized as part of the First Niagara merger of

$356 million is being amortized over its estimated useful life of approximately ten years utilizing an accelerated method. The commercial purchased credit card relationships recognized as part of the First Niagara merger are being amortized over their estimated useful life of approximately six years utilizing an accelerated method. The consumer purchased credit card relationships recognized as part of the First Niagara merger are being amortized over their estimated useful life of approximately nine years utilizing an accelerated method.
Intangible asset amortization expense was $55 million for 2016, $36 million for 2015, and $39 million for 2014. Estimated amortization expense for intangible assets for each of the next five years is as follows: 2017 — $84 million; 2018 — $70 million; 2019 — $57 million; 2020 — $46 million; and 2021 — $39 million.

12. Variable Interest Entities

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

Our significant VIEs are summarized below. We define a “significant interest” in a VIE as a subordinated interest that exposes us to a significant portion, but not the majority, of the VIE’s expected losses or residual returns, even though we do not have the power to direct the activities that most significantly impact the entity’s economic performance. KCC and KPP principal investments are newly assessed VIEs under the amended consolidation guidance. Additional information on the amended consolidation guidance is provided in Note 1 (“Summary of Significant Accounting Policies”).

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

Our maximum exposure to loss in connection with these partnerships consists of our unamortized investment balance plus any unfunded equity commitments and tax credits claimed but subject to recapture. We had $1.2 billion and $1.1 billion of investments in LIHTC operating partnerships at December 31, 2016, and December 31, 2015, respectively. These investments are recorded in “accrued income and other assets” on our balance sheet. We do not have any loss reserves recorded related to these investments because we believe the likelihood of any loss is remote. For all legally binding unfunded equity commitments, we increase our recognized investment and recognize a liability. As of December 31, 2016, and December 31, 2015, we had liabilities of $462 million and $410 million, respectively, related to investments in qualified affordable housing projects, which are recorded in “accrued expenses and other liabilities” on our balance sheet. We continue to invest in these LIHTC operating partnerships.

The assets and liabilities presented in the table below convey the size of KCDC’s direct and indirect investments at December 31, 2016, and December 31, 2015. As these investments represent unconsolidated VIEs, the assets and liabilities of the investments themselves are not recorded on our balance sheet.

	Unconsolidated VIEs
in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
December 31, 2016
LIHTC investments	$4,814	$2,003	$1,465
December 31, 2015
LIHTC investments	$4,914	$1,368	$1,332

We amortize our LIHTC investments over the period that we expect to receive the tax benefits. In 2016, we recognized $131 million of amortization and $144 million of tax credits associated with these investments within “income taxes” on our income statement. In 2015, we recognized $115 million of amortization and $134 million of tax credits associated with these investments within “income taxes” on our income statement.

Principal investments. Through our principal investing entity, KCC, we have made investments in private equity funds engaged in venture- and growth-oriented investing. As a limited partner to these funds, KCC records these investments at fair value and receives distributions from the funds in accordance with the funds’ partnership agreements. We are not the primary beneficiary of these investments as we do not hold the power to direct the activities that most significantly affect the funds’ economic performance. Such power rests with the funds’ general partners. In addition, we neither have the obligation to absorb the funds’ expected losses nor the right to receive their residual returns. Our voting rights are also disproportionate to our economic interests, and substantially all of the funds’ activities are conducted on behalf of investors with disproportionately few voting rights. Because we are not the primary beneficiary of these investments, we do not consolidate them.

Our maximum exposure to loss associated with indirect principal investments consists of the investments’ fair value plus any unfunded equity commitments. The fair value of our indirect principal investments totaled $158 million and $235 million at December 31, 2016, and December 31, 2015, respectively. These investments are recorded in “other investments” on our balance sheet. Additional information on indirect principal investments is provided in Note 7 (“Fair Value Measurements”). The table below reflects the size of the private equity funds in which KCC was invested as well as our maximum exposure to loss in connection with these investments at December 31, 2016.

	Unconsolidated VIEs
in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
December 31, 2016
KCC indirect investments	$32,755	$201	$195

Other unconsolidated VIEs. We are involved with other various entities in the normal course of business which we have determined to be VIEs. We have determined that we are not the primary beneficiary of these partnerships because the general partners have the power to direct the activities that most significantly impact their economic performance. Our assets associated with these unconsolidated VIEs totaled $178 million at December 31, 2016, and $176 million at December 31, 2015. These assets are recorded in “accrued income and other assets,” “other investments,” and “securities available for sale” on our balance sheet. We had liabilities totaling $4 million associated with these unconsolidated VIEs at December 31, 2016, and less than $1 million at December 31, 2015. These liabilities are recorded in “accrued expenses and other liabilities” on our balance sheet.

Consolidated VIEs. Through our principal investing entity, KPP, we have formed and funded operating entities that provide management and other related services to our investment company funds, which directly invest in portfolio companies. In return for providing services to our direct investment funds, these entities’ receive a minority equity interest in the funds. This minority equity ownership is recorded at fair value on the entities’ financial statements. Additional information on our direct principal investments is provided in Note 7 (“Fair Value Measurements”). While other equity investors manage the daily operations of these entities, we retain the power, through voting rights, to direct the activities of the entities that most significantly impact their economic performance. In addition, we have the obligation to absorb losses and the right to receive residual returns that could potentially be significant to these entities. As a result, we have determined that we are the primary beneficiary of these funds and have consolidated them since formation. The assets of these KPP entities that can only be used to settle the entities’ obligations totaled $1 million at December 31, 2016, and $7 million at December 31, 2015. These assets are recorded in “cash and due from banks” and “accrued income and other assets” on our balance sheet. The entities had no liabilities at both December 31, 2016, and December 31, 2015, and other equity investors have no recourse to our general credit.

13. Income Taxes
Income taxes included in the income statement are summarized below. We file a consolidated federal income tax return.

Year ended December 31, in millions	2016	2015	2014
Currently payable:
Federal	$149	$337	$288
State	19	42	33
Total currently payable	168	379	321
Deferred:
Federal	13	(69)	16
State	(2)	(7)	(11)
Total deferred	11	(76)	5
Total income tax (benefit) expense (a)	$179	$303	$326

(a)
There was no income tax (benefit) expense on securities transactions in 2016, 2015, and 2014. Income tax expense excludes equity- and gross receipts-based taxes, which are assessed in lieu of an income tax in certain states in which we operate. These taxes, which are recorded in “noninterest expense” on the income statement, totaled $18 million in 2016, $16 million in 2015, and $17 million in 2014.

Significant components of our deferred tax assets and liabilities included in “accrued income and other assets” and “accrued expense and other liabilities,” respectively, on the balance sheet, are as follows:

December 31, in millions	2016	2015
Allowance for loan and lease losses	$373	$327
Employee benefits	276	268
Net unrealized securities losses	146	48
Federal net operating losses and credits	130	88
Fair value adjustments	136	—
Non-tax accruals	150	81
State net operating losses and credits	15	5
Other	236	260
Gross deferred tax assets	1,462	1,077
Less: Valuation Allowance	26	—
Total deferred tax assets	1,436	1,077
Leasing transactions	728	651
Fair Value Adjustments	—	2
Other	101	125
Total deferred tax liabilities	829	778
Net deferred tax assets (liabilities) (a)	$607	$299

(a)	From continuing operations.

We conduct quarterly assessments of all available evidence to determine the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded. The available evidence used in connection with these assessments includes taxable income in prior periods, projected future taxable income, potential tax-planning strategies, and projected future reversals of deferred tax items. These assessments involve a degree of subjectivity and may undergo significant change. Based on these criteria, we have recorded $26 million of valuation allowances at December 31, 2016; primarily against federal and state capital loss carryforwards acquired in the First Niagara acquisition.

At December 31, 2016, we have federal net operating loss carryforwards of $84 million, federal credit carryforwards of $100 million, and capital loss carryforwards of $23 million. The federal net operating loss carryforwards are from prior acquisitions by First Niagara and are subject to annual limitations under the tax code and, if not utilized, will expire in the years beginning 2027. We currently expect to fully utilize these losses. The federal credit carryforwards which consist primarily of AMT credit carryforwards, have no expiration under the Internal Revenue Code.

The capital loss carryforwards if not utilized, will expire in 2018 and 2019. Realization of these tax benefits is dependent upon Key’s ability to generate sufficient capital gain in an appropriate tax year to offset the capital loss carryforwards. At this time, generation of sufficient capital gain income is uncertain.

We had state net operating loss carryforwards of $79 million, and state credit carryforwards of $12 million, resulting in a net state deferred tax asset of $15 million. Additionally, we had state capital loss carryforwards of $3 million. These carryforwards, if not utilized, will gradually expire through 2031.
The following table shows how our total income tax expense (benefit) and the resulting effective tax rate were derived:

Year ended December 31, dollars in millions	2016		2015		2014
	Amount	Rate	Amount	Rate	Amount	Rate
Income (loss) before income taxes times 35% statutory federal tax rate	$339	35.0%	$428	35.0%	$445	35.0%
Amortization of tax-advantaged investments	88	9.0	81	6.7	69	5.4
Foreign tax adjustments	1.1		(1)	(.1)	10.8
Tax-exempt interest income	(25)	(2.6)	(18)	(1.5)	(16)	(1.3)
Corporate-owned life insurance income	(44)	(4.5)	(45)	(3.6)	(41)	(3.2)
State income tax, net of federal tax benefit	11	1.1	22	1.8	15	1.1
Tax credits	(208)	(21.3)	(155)	(12.7)	(134)	(10.5)
Other	17	1.7	(9)	(0.8)	(22)	(1.7)
Total income tax expense (benefit)	$179	18.5%	$303	24.8%	$326	25.6%

Liability for Unrecognized Tax Benefits
The change in our liability for unrecognized tax benefits is as follows:

Year ended December 31, in millions	2016	2015
Balance at beginning of year	$12	$6
Increase for other tax positions of prior years	10	7
Increase from Acquisitions	33	—
Decrease related to tax positions taken in prior years	(2)	(1)
Balance at end of year	$53	$12

Each quarter, we review the amount of unrecognized tax benefits recorded in accordance with the applicable accounting guidance. Any adjustment to unrecognized tax benefits is recorded in income tax expense. The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate was $53 million at December 31, 2016, and $12 million at December 31, 2015. We do not currently anticipate that the amount of unrecognized tax benefits will significantly change over the next 12 months.

As permitted under the applicable accounting guidance, it is our policy to record interest and penalties related to unrecognized tax benefits in income tax expense. We recorded net interest benefit of $.4 million and $10.6 million in 2016 and 2014, respectively and net interest expense of $.6 million in 2015. We recovered state tax penalties of $.3 million in 2015. We did not recover any state tax penalties in 2016 and 2014. At December 31, 2016, we had an accrued interest payable of $3 million, compared to $.9 million at December 31, 2015. Our liability for accrued state tax penalties was $1 million at both December 31, 2016, and December 31, 2015.

The amount of unrecognized tax benefits to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if certain criteria are met at December 31, 2016, and December 31, 2015, are $10.1 million and $2.7 million, respectively.
We file federal income tax returns, as well as returns in various state and foreign jurisdictions. We are subject to income tax examination by the IRS for the tax years 2013 and forward. Currently, we are not under audit for the tax years 2013 and forward. We are not subject to income tax examinations by other tax authorities for years prior to 2007.
Pre-1988 Bank Reserves acquired in a business combination
Resulting from the First Niagara acquisition, at December 31, 2016, the retained earnings of KeyBank had approximately $92 million of allocated bad debt deductions for which no income taxes have been recorded. Under current federal law, these reserves are subject to recapture into taxable income if KeyBank, or any successor, fails to maintain its bank status under the

Internal Revenue Code or makes non-dividend distributions or distributions greater than its accumulated earnings and profits. No deferred tax liability has been established as these events are not expected to occur in the foreseeable future.

14. Acquisition, Divestiture, and Discontinued Operations
Acquisition
First Niagara Financial Group, Inc.  As previously disclosed, on October 30, 2015, KeyCorp entered into a definitive agreement and plan of merger (“Agreement”) to acquire all of the outstanding capital stock of First Niagara, headquartered in Buffalo, New York. On August 1, 2016, First Niagara merged with and into KeyCorp, with KeyCorp as the surviving entity. The total consideration for the transaction was approximately $4.0 billion. Under the terms of the Agreement, at the effective time of the merger, each share of First Niagara common stock was converted into the right to receive (i) 0.680 of a share of KeyCorp common stock and (ii) $2.30 in cash. The exchange ratio of KeyCorp stock for First Niagara stock was fixed per the Agreement and did not adjust based on changes in KeyCorp’s share trading price. First Niagara equity awards outstanding immediately prior to the effective time of the merger were converted into equity awards for KeyCorp common stock as provided in the Agreement. Each share of First Niagara’s Fixed-to-Floating Rate Perpetual Non-Cumulative Preferred Stock, Series B, was converted into a share of a newly created series of preferred stock of KeyCorp having substantially the same terms as First Niagara’s preferred stock. For more information on the acquisition, see Note 2 (“Business Combination”).

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
The components of “income (loss) from discontinued operations, net of taxes” for the education lending business are as follows:

Year ended December 31, in millions	2016	2015	2014
Net interest income	$26	$36	$77
Provision for credit losses	13	21	21
Net interest income after provision for credit losses	13	15	56
Noninterest income	6	4	(111)
Noninterest expense	17	17	24
Income (loss) before income taxes	2	2	(79)
Income taxes	1	1	(30)
Income (loss) from discontinued operations, net of taxes (a)	$1	$1	$(49)

(a)
Includes after-tax charges of $24 million, $23 million, and $32 million for the years ended December 31, 2016, December 31, 2015, and December 31, 2014, respectively, determined by applying a matched funds transfer pricing methodology to the liabilities assumed necessary to support the discontinued operations.

The discontinued assets of our education lending business included on the balance sheet are as follows. There were no discontinued liabilities for the periods presented below.

December 31, in millions	2016	2015
Held-to-maturity securities	$1	$1
Portfolio loans at fair value	3	4
Loans, net of unearned income (a)	1,562	1,824
Less: Allowance for loan and lease losses	24	28
Net loans	1,541	1,800
Accrued income and other assets	28	30
Total assets	$1,570	$1,831

(a)	At December 31, 2016, and December 31, 2015, unearned income was less than $1 million.

The discontinued education lending business consisted of loans in portfolio (recorded at fair value) and loans in portfolio (recorded at carrying value with appropriate valuation reserves). As of June 30, 2015, we decided to sell the portfolio loans that were recorded at fair value, which were subsequently sold during the fourth quarter of 2015. The assets and liabilities in the securitization trusts (recorded at fair value) were removed with the deconsolidation of the securitization trusts on September 30, 2014.

At December 31, 2016, education loans included 2,163 TDRs with a recorded investment of approximately $22 million (pre-modification and post-modification). A specifically allocated allowance of $2 million was assigned to these loans as of December 31, 2016. At December 31, 2015, education loans included 1,901 TDRs with a recorded investment of approximately $21 million (pre-modification and post-modification). A specifically allocated allowance of $2 million was assigned to these loans as of December 31, 2015. At December 31, 2014, education loans included 1,612 TDRs with a recorded investment of approximately $17 million (pre-modification and post-modification). A specifically allocated allowance of $1 million was assigned to these loans at December 31, 2014. There have been no significant payment defaults. There are no significant commitments outstanding to lend additional funds to these borrowers. Additional information regarding TDR classification and ALLL methodology is provided in Note 6 (“Asset Quality”).
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
In June 2015, we transferred $179 million of loans that were previously purchased from three of the outstanding securitization trusts pursuant to the legal terms of those particular trusts to held for sale and accounted for them at fair value. These portfolio loans held for sale were valued based on indicative bids to sell the loans. These portfolio loans were previously valued using an internal discounted cash flow model, which was affected by assumptions for defaults, loss severity, discount rates, and prepayments. These loans were considered Level 3 assets since we relied on unobservable inputs when determining their fair value. Our valuation process for these loans prior to June 2015, as well as the trust loans and securities prior to the sale of the residual interests in September 2014, is discussed in more detail below. On October 29, 2015, government-guaranteed loans were sold for $117 million. On December 8, 2015, private loans were sold for $45 million. The gain on the sale of these loans was $1 million. The remaining portfolio loans held for sale, totaling $4 million, were reclassified to portfolio loans at fair value at December 31, 2015. Portfolio loans accounted for at fair value were $3 million at December 31, 2016.
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
Corporate Treasury, within our Finance area, was responsible for the quarterly valuation process that previously determined the fair value of our student loans held in portfolio that were accounted for at fair value and for our loans and securities in our education loan securitization trusts. Corporate Treasury provided these fair values to a Working Group Committee (the “Working Group”) comprising representatives from the line of business, Credit and Market Risk Management, Accounting, Business Finance (part of our Finance area), and Corporate Treasury. The Working Group is a subcommittee of the Fair Value Committee that is discussed in more detail in Note 7 (“Fair Value Measurements”). The Working Group reviewed all significant inputs and assumptions and approved the resulting fair values.

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

A quarterly variance analysis reconciled valuation changes in the model used to calculate the portfolio loans accounted for at fair value. This quarterly analysis considered loan run-off, yields, and future default and recovery changes. We also performed back-testing to compare expected defaults to actual experience; the impact of future defaults could significantly affect the fair value of these loans over time. In addition, our internal model validation group periodically performed a review to ensure the accuracy and validity of the model for determining the fair value of these loans.

The following table shows the significant unobservable inputs used to measure the portfolio loans accounted for at fair value at December 31, 2016, and December 31, 2015.

December 31, 2016	Fair Value of Level 3 Assets and Liabilities	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
dollars in millions
Portfolio loans accounted for at fair value	$3	Market approach	Indicative bids	84.50-104.00%

December 31, 2015	Fair Value of Level 3 Assets and Liabilities	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
dollars in millions
Portfolio loans accounted for at fair value	$4	Market approach	Indicative bids	84.50-104.00%

The following table shows the principal and fair value amounts for our portfolio loans at carrying value and portfolio loans at fair value at December 31, 2016, and December 31, 2015. Our policies for determining past due loans, placing loans on nonaccrual, applying payments on nonaccrual loans, and resuming accrual of interest are disclosed in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Nonperforming Loans.”

in millions	December 31, 2016		December 31, 2015
	Principal	Fair Value	Principal	Fair Value
Portfolio loans at carrying value
Accruing loans past due 90 days or more	$22	N/A	$26	N/A
Loans placed on nonaccrual status	5	N/A	8	N/A
Portfolio loans at fair value
Accruing loans past due 90 days or more	—	—	$1	$1
The following table shows the portfolio loans at fair value and their related contractual amounts at December 31, 2016, and December 31, 2015.

in millions	December 31, 2016		December 31, 2015
	Contractual Amount	Fair Value	Contractual Amount	Fair Value
ASSETS
Portfolio loans	$3	$3	$4	$4

The following tables present the assets of the portfolio loans measured at fair value on a recurring basis at December 31, 2016, and December 31, 2015.

December 31, 2016
in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Portfolio loans	—	—	$3	$3
Total assets on a recurring basis at fair value	—	—	$3	$3

December 31, 2015
in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Portfolio loans	—	—	$4	$4
Total assets on a recurring basis at fair value	—	—	$4	$4

The following table shows the change in the fair values of the Level 3 portfolio loans held for sale, portfolio loans, and consolidated education loan securitization trusts for the years ended December 31, 2016, and December 31, 2015.

in millions	Portfolio Student Loans Held For Sale	Portfolio Student Loans
Balance at December 31, 2014	—	$191
Gains (losses) recognized in earnings (a)	$(3)	1
Sales	(161)	—
Settlements	(11)	(13)
Loans transferred to held for sale	179	(179)
Loans transferred to portfolio	(4)	4
Balance at December 31, 2015 (b)	—	$4
Settlements	—	(1)
Balance at December 31, 2016 (b)	—	$3

(a)	Gains (losses) were driven primarily by fair value adjustments.

(b)	There were no purchases, sales, issuances, gains (losses) recognized in earnings, transfers into Level 3, or transfers out of Level 3 for the years ended December 31, 2016 and December 31, 2015.

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

The results of this discontinued business are included in “income (loss) from discontinued operations, net of taxes” on the income statement. The components of “income (loss) from discontinued operations, net of taxes” for Victory, which includes the additional gain recorded as of March 31, 2014, on the sale of this business, are as follows:

Year ended December 31, in millions	2016	2015	2014
Net interest income	—	—	$12
Noninterest income	—	—	10
Noninterest expense	—	—	1
Income (loss) before income taxes	—	—	21
Income taxes	—	—	8
Income (loss) from discontinued operations, net of taxes	—	—	$13

There were no discontinued assets or liabilities of Victory for the years ended December 31, 2016, and December 31, 2015.
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

The results of this discontinued business are included in “income (loss) from discontinued operations, net of taxes” on the income statement. The components of “income (loss) from discontinued operations, net of taxes” for Austin are as follows:

Year ended December 31, in millions	2016	2015	2014
Noninterest expense	—	—	$4
Income (loss) before income taxes	—	—	(4)
Income taxes	—	—	(1)
Income (loss) from discontinued operations, net of taxes	—	—	$(3)

The discontinued assets of Austin included on the balance sheet are as follows. There were no discontinued liabilities for the periods presented below.

December 31, in millions	2016	2015
Cash and due from banks	$15	$15
Total assets	$15	$15

Combined discontinued operations. The combined results of the discontinued operations are as follows:

Year ended December 31, in millions	2016	2015	2014
Net interest income	$26	$36	$89
Provision for credit losses	13	21	21
Net interest income after provision for credit losses	13	15	68
Noninterest income	6	4	(101)
Noninterest expense	17	17	29
Income (loss) before income taxes	2	2	(62)
Income taxes	1	1	(23)
Income (loss) from discontinued operations, net of taxes (a)	$1	$1	$(39)

(a)
Includes after-tax charges of $24 million, $23 million, and $32 million for the years ended December 31, 2016, December 31, 2015, and December 31, 2014, respectively, determined by applying a matched funds transfer pricing methodology to the liabilities assumed necessary to support the discontinued operations.

The combined assets and liabilities of the discontinued operations are as follows:

December 31, in millions	2016	2015
Cash and due from banks	$15	$15
Held-to-maturity securities	1	1
Portfolio loans at fair value	3	4
Loans, net of unearned income (a)	1,562	1,824
Less: Allowance for loan and lease losses	24	28
Net loans	1,541	1,800
Accrued income and other assets	28	30
Total assets	$1,585	$1,846

(a)	At December 31, 2016, and December 31, 2015, unearned income was less than $1 million.

15. Securities Financing Activities

We enter into repurchase agreements to finance overnight customer sweep deposits. We also enter into repurchase and reverse repurchase agreements and to settle other securities obligations. We account for these securities financing agreements as collateralized financing transactions. Repurchase and reverse repurchase agreements are recorded on the balance sheet at the amounts that the securities will be subsequently sold or repurchased. Securities borrowed transactions are recorded on the balance sheet at the amounts of cash collateral advanced. While our securities financing agreements incorporate a right of set off, the assets and liabilities are reported on a gross basis. Reverse repurchase agreements and securities borrowed transactions are included in “short-term investments” on the balance sheet; repurchase agreements are included in “federal funds purchased and securities sold under repurchase agreements.”

During 2016, we noted that not all of our prior year repurchase agreements were captured in the table below. As a result, the amounts in the table were revised to incorporate all of our repurchase agreements at December 31, 2015. Because our repurchase agreements were appropriately accounted for in the prior year, these revisions did not impact our financial condition at December 31, 2015, or results of operations for the twelve months ended December 31, 2015. The following table summarizes our securities financing agreements at December 31, 2016, and December 31, 2015:

	December 31, 2016
in millions	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts
Offsetting of financial assets:
Reverse repurchase agreements	$3	$(3)	—	—
Total	$3	$(3)	—	—

Offsetting of financial liabilities:
Repurchase agreements (c)	$497	$(3)	$(494)	—
Total	$497	$(3)	$(494)	—

	December 31, 2015
in millions	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts
Offsetting of financial assets:
Reverse repurchase agreements	$1	—	$(1)	—
Total	$1	—	$(1)	—

Offsetting of financial liabilities:
Repurchase agreements (c)	$352	—	$(352)	—
Total	$352	—	$(352)	—

(a)	Netting adjustments take into account the impact of master netting agreements that allow us to settle with a single counterparty on a net basis.

(b)
These adjustments take into account the impact of bilateral collateral agreements that allow us to offset the net positions with the related collateral. The application of collateral cannot reduce the net position below zero. Therefore, excess collateral, if any, is not reflected above.

(c)	Repurchase agreements are collateralized by mortgaged-backed agency securities and are contracted on an overnight or continuous basis.

As of December 31, 2016, the carrying amount of assets pledged as collateral against repurchase agreements totaled $602 million. Assets pledged as collateral are reported in “available for sale” and “held-to-maturity” securities on our balance sheet. At December 31, 2016, the liabilities associated with collateral pledged were solely comprised of customer sweep financing activity and had a carrying value of $494 million. The collateral pledged under customer sweep repurchase agreements is posted to a third-party custodian and cannot be sold or repledged by the secured party. The risk related to a decline in the market value of collateral pledged is minimal given the collateral's high credit quality and the overnight duration of the repurchase agreements.

Like other financing transactions, securities financing agreements contain an element of credit risk. To mitigate and manage credit risk exposure, we generally enter into master netting agreements and other collateral arrangements that give us the right, in the event of default, to liquidate collateral held and to offset receivables and payables with the same counterparty.  Additionally, we establish and monitor limits on our counterparty credit risk exposure by product type. For the reverse repurchase agreements, we monitor the value of the underlying securities we received from counterparties and either request additional collateral or return a portion of the collateral based on the value of those securities. We generally hold collateral in the form of highly rated securities issued by the U.S. Treasury and fixed income securities. In addition, we may need to provide collateral to counterparties under our repurchase agreements. With the exception of collateral pledged against customer sweep repurchase agreements, the collateral we pledge and receive can generally be sold or repledged by the secured parties.
16. Stock-Based Compensation
We maintain several stock-based compensation plans, which are described below. Total compensation expense for these plans was $102 million for 2016, $59 million for 2015, and $46 million for 2014. The total income tax benefit recognized in the income statement for these plans was $38 million for 2016, $22 million for 2015, and $17 million for 2014. Stock-based compensation expense related to awards granted to employees is recorded in “personnel expense” on the income statement; compensation expense related to awards granted to directors is recorded in “other expense.”
Our compensation plans allow us to grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other awards which may be denominated or payable in or valued by reference to our common shares or other factors, discounted stock purchases, and deferred compensation to eligible employees and directors. At December 31, 2016, we had 48,840,093 common shares available for future grant under our compensation plans. In accordance with a resolution adopted by the Compensation and Organization Committee of KeyCorp’s Board of Directors, we may not grant options to purchase common shares, restricted stock or other shares under any long-term compensation plan in an aggregate amount that exceeds 6% of our outstanding common shares in any rolling three-year period.

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
The Black-Scholes model requires several assumptions, which we developed and update based on historical trends and current market observations. Our determination of the fair value of options is only as accurate as the underlying assumptions. The assumptions pertaining to options issued during 2016, 2015, and 2014 are shown in the following table.

Year ended December 31,	2016	2015	2014
Average option life	6.0 years	6.0 years	6.2 years
Future dividend yield	2.86%	1.84%	1.70%
Historical share price volatility	.297	.382	.497
Weighted-average risk-free interest rate	1.3%	1.7%	1.9%
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

The following table summarizes activity, pricing and other information for our stock options for the year ended December 31, 2016:

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Life	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2015	15,066,448	$18.04	3.8 years	$39
Granted	2,565,489	10.49
First Niagara acquisition (b)	2,661,118	13.70
Exercised	(2,849,010)	11.14
Lapsed or canceled	(3,558,479)	34.56
Outstanding at December 31, 2016	13,885,566	$13.00	4.5 years	101

Expected to vest	3,169,239	11.26	8.6 years	22
Exercisable at December 31, 2016	10,296,733	$13.61	3.1 years	$76

(a)	The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option.

(b)	This amount represents awards granted as consideration for the First Niagara acquisition.
The weighted-average grant-date fair value of options was $2.14 for options granted during 2016, $4.33 for options granted during 2015, and $5.26 for options granted during 2014. Stock option exercises numbered 2,849,010 in 2016, 2,496,965 in 2015, and 3,050,309 in 2014. The aggregate intrinsic value of exercised options was $12 million for 2016, $14 million for 2015, and $16 million for 2014. As of December 31, 2016, unrecognized compensation cost related to nonvested options under the plans totaled $3 million. We expect to recognize this cost over a weighted-average period of 2.8 years.
Cash received from options exercised was $32 million, $22 million, and $26 million in 2016, 2015, and 2014, respectively. The actual tax benefit realized for the tax deductions from options exercised totaled $2 million for 2016, $2 million for 2015, and $2 million for 2014.

Long-Term Incentive Compensation Program
Our Long-Term Incentive Compensation Program (the “Program”) rewards senior executives critical to our long-term financial success. Awards are granted annually in a variety of forms:

•	deferred cash payments that generally vest and are payable at the rate of 25% per year;

•	time-lapsed (service condition) restricted stock units payable in stock, which generally vest at the rate of 25% per year;

•	performance units payable in stock, which vest at the end of the three-year performance cycle and will not vest unless Key attains defined performance levels; and

•	performance units payable in cash, which vest at the end of the three-year performance cycle and will not vest unless Key attains defined performance levels.

During 2016, the total of performance units vested numbered 1,915,239 and were payable in cash. The total fair value of the performance units that vested during 2016 was $21 million. Performance units vested in 2015 and payable in cash numbered 1,075,082 and had a fair value of $15 million.

The following table summarizes activity and pricing information for the nonvested shares in the Program for the year ended December 31, 2016.

	Vesting Contingent on Service Conditions		Vesting Contingent on Performance and Service Conditions
	Number of Nonvested Shares	Weighted- Average Grant-Date Fair Value	Number of Nonvested Shares	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2015	7,150,502	$12.88	3,713,271	$13.17
Granted	6,134,951	10.49	1,193,440	10.49
First Niagara acquisition (a)	4,121,896	11.51	—	—
Vested	(2,893,901)	11.52	(2,056,044)	11.28
Forfeited	(594,642)	11.68	(85,045)	17.02
Outstanding at December 31, 2016	13,918,806	$11.78	2,765,622	$14.45

(a)	This amount represents awards granted as consideration for the First Niagara acquisition.
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
The weighted-average grant-date fair value of awards granted under the Program was $10.49 during 2016, $13.99 during 2015, and $13.00 during 2014. As of December 31, 2016, unrecognized compensation cost related to nonvested shares under the Program totaled $70 million. We expect to recognize this cost over a weighted-average period of 2.3 years. The total fair value of shares vested was $57 million in 2016, $39 million in 2015, and $36 million in 2014.
Deferred Compensation and Other Restricted Stock Awards
Our deferred compensation arrangements include voluntary and mandatory deferral programs for common shares awarded to certain employees and directors. Mandatory deferred incentive awards vest at the rate of 25% per year beginning one year after the deferral date for awards granted in 2012 and after. Deferrals under the voluntary programs are immediately vested.
We also may grant, upon approval by the Compensation and Organization Committee (or our Chief Executive Officer with respect to her delegated authority), other time-lapsed restricted stock or unit awards under various programs to recognize outstanding performance.

The following table summarizes activity and pricing information for the nonvested shares granted under our deferred compensation plans and these other restricted stock or unit award programs for the year ended December 31, 2016.

	Number of Nonvested Shares	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2015	3,131,398	$12.47
Granted	2,141,523	11.46
First Niagara acquisition (a)	104,683	11.57
Dividend equivalents	9,310	12.58
Vested	(1,401,650)	11.66
Forfeited	(127,112)	11.24
Outstanding at December 31, 2016	3,858,152	$12.22

(a)	This amount represents awards granted as consideration for the First Niagara acquisition.
The weighted-average grant-date fair value of awards granted was $11.46 during 2016, $14.22 during 2015, and $13.53 during 2014. As of December 31, 2016, unrecognized compensation cost related to nonvested shares granted under our deferred compensation plans and the other restricted stock or unit award programs totaled $19 million. We expect to recognize this cost over a weighted-average period of 1.9 years. The total fair value of shares vested was $16 million in 2016, $15 million in 2015, and $12 million in 2014. Dividend equivalents presented in the preceding table represent the value of dividends accumulated during the vesting period.
Discounted Stock Purchase Plan
Our Discounted Stock Purchase Plan provides employees the opportunity to purchase our common shares at a 10% discount through payroll deductions or cash payments. Purchases are limited to $10,000 in any month and $50,000 in any calendar year, and are immediately vested. To accommodate employee purchases, we issue treasury shares on or around the fifteenth day of the month following the month employee payments are received. We issued 310,604 common shares at a weighted-average cost to the employee of $11.04 during 2016, 250,913 common shares at a weighted-average cost to the employee of $12.55 during 2015, and 238,257 common shares at a weighted-average cost to the employee of $12.06 during 2014.
Information pertaining to our method of accounting for stock-based compensation is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Stock-Based Compensation.”
17. Employee Benefits
In accordance with the applicable accounting guidance for defined benefit and other postretirement plans, we measure plan assets and liabilities as of the end of the fiscal year.
Pension Plans
Effective December 31, 2009, we amended our cash balance pension plan and other defined benefit plans to freeze all benefit accruals and close the plans to new employees. We will continue to credit participants’ existing account balances for interest until they receive their plan benefits. We changed certain pension plan assumptions after freezing the plans. As part of the acquisition of First Niagara, Key also obtained two frozen defined benefit plans sponsored by First Niagara, both of which provide benefits based upon length of service and compensation levels. Effective September 30, 2016, the two First Niagara plans merged into another defined benefit plan maintained by Key to form the KeyCorp Consolidated Cash Balance Plan. Effective December 31, 2016, our original cash balance pension plan merged into the KeyCorp Consolidated Cash Balance Plan.
Pre-tax AOCI not yet recognized as net pension cost was $550 million at December 31, 2016, and $593 million at December 31, 2015, consisting entirely of net unrecognized losses. During 2017, we expect to recognize $17 million of net unrecognized losses in pre-tax AOCI as net pension cost.

During 2016, 2015, and 2014, lump sum payments made under certain pension plans triggered settlement accounting. In accordance with the applicable accounting guidance for defined benefit plans, we performed a remeasurement of the affected plans in conjunction with the settlement and recognized the settlement loss as reflected in the following table.
The components of net pension cost and the amount recognized in OCI for all funded and unfunded plans are as follows:

Year ended December 31, in millions	2016	2015	2014
Interest cost on PBO	$44	$41	$46
Expected return on plan assets	(58)	(56)	(66)
Amortization of losses	17	18	16
Settlement loss	18	23	23
Net pension cost	$21	$26	$19

Other changes in plan assets and benefit obligations recognized in OCI:
Net (gain) loss	$(9)	$47	$97
Amortization of gains	(35)	(41)	(39)
Total recognized in comprehensive income	$(44)	$6	$58

Total recognized in net pension cost and comprehensive income	$(23)	$32	$77

The information related to our pension plans presented in the following tables is based on current actuarial reports using measurement dates of December 31, 2016, and December 31, 2015.
The following table summarizes changes in the PBO related to our pension plans.

Year ended December 31, in millions	2016	2015
PBO at beginning of year	$1,136	$1,206
Interest cost	44	41
Actuarial losses (gains)	(25)	(24)
Benefit payments	(85)	(87)
Plan acquisitions	268	—
PBO at end of year	$1,338	$1,136

The following table summarizes changes in the FVA.

Year ended December 31, in millions	2016	2015
FVA at beginning of year	$869	$957
Actual return on plan assets	42	(15)
Employer contributions	14	14
Benefit payments	(85)	(87)
Plan acquisitions	293	—
FVA at end of year	$1,133	$869

The following table summarizes the funded status of the pension plans, which equals the amounts recognized in the balance sheets at December 31, 2016, and December 31, 2015.

December 31, in millions	2016	2015
Funded status (a)	$(205)	$(267)

Net prepaid pension cost recognized consists of:
Current liabilities	$(16)	$(14)
Noncurrent liabilities	(189)	(253)
Net prepaid pension cost recognized (b)	$(205)	$(267)

(a)	The shortage of the FVA under the PBO.

(b)	Represents the accrued benefit liability of the pension plans.

At December 31, 2016, our primary qualified cash balance pension plan was sufficiently funded under the requirements of ERISA. Consequently, we are not required to make a minimum contribution to that plan in 2017. We also do not expect to make any significant discretionary contributions during 2017.
At December 31, 2016, we expect to pay the benefits from all funded and unfunded pension plans as follows: 2017 — $114 million; 2018— $108 million; 2019 — $114 million; 2020 — $95 million; 2021 — $91 million and $422 million in the aggregate from 2022 through 2026.
The ABO for all of our pension plans was $1.3 billion at December 31, 2016, and $1.1 billion at December 31, 2015. As indicated in the table below, collectively our plans had an ABO in excess of plan assets as follows:

December 31,
in millions	2016	2015
PBO	$1,338	$1,136
ABO	1,338	1,136
Fair value of plan assets	1,133	869

To determine the actuarial present value of benefit obligations, we assumed the following weighted-average rates.

December 31,	2016	2015
Discount rate	3.75%	3.75%
Compensation increase rate	N/A	N/A
To determine net pension cost, we assumed the following weighted-average rates.

Year ended December 31,	2016	2015	2014
Discount rate	3.75%	3.50%	4.25%
Compensation increase rate	N/A	N/A	N/A
Expected return on plan assets	6.00	6.25	7.25
We estimate that we will recognize $5 million in net pension benefit for 2017, compared to net pension cost of $21 million in 2016, and $26 million for 2015. A net pension benefit is expected in 2017 as compared to net pension cost in 2016 unless the 2017 lump sum payments made under our qualified cash balance pension plan are greater than the plan’s interest cost component of net pension cost for the year. If this situation occurs during 2017, in accordance with the applicable accounting guidance for defined benefit plans, we will recognize in earnings a portion of the aggregate gain or loss recorded in AOCI. Absent settlement losses, a net pension benefit is expected in 2017 as opposed to cost in 2016, primarily due to a reduction in the unfunded status of the plan as a result of plan mergers. Costs decreased from 2015 to 2016 due to a smaller settlement loss and increased discount rate. Costs increased from 2014 to 2015 due to a lower expected return on plan assets and a change to new mortality tables and mortality improvements that were finalized in October 2014.
We estimate that a 25 basis point increase or decrease in the expected return on plan assets would either decrease or increase, respectively, our net pension cost for 2017 by approximately $3 million. Pension cost also is affected by an assumed discount rate. We estimate that a 25 basis point change in the assumed discount rate would change net pension cost for 2017 by approximately $1 million.
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

•
Our expectations for returns on plan assets over the long term, weighted for the investment mix of the assets. These expectations consider, among other factors, historical capital market returns of equity, fixed income, convertible, and other securities, and forecasted returns that are modeled under various economic scenarios.

•
Historical returns on our plan assets. Based on an annual reassessment of current and expected future capital market returns, our expected return on plan assets was 6% for 2016, 6.25% for 2015 and 7.25% for 2014. As part of an annual reassessment of current and expected future capital market returns, we deemed a rate of 6.00% to be appropriate in estimating 2017 pension cost.

The investment objectives of the pension fund are developed to reflect the characteristics of the plan, such as pension formulas, cash lump sum distribution features, and the liability profiles of the plan’s participants. An executive oversight committee reviews the plan’s investment performance at least quarterly, and compares performance against appropriate market indices. The pension fund’s investment objectives are to balance total return objectives with a continued management of plan liabilities, and to minimize the mismatch between assets and liabilities. These objectives are being implemented through liability driven investing and the adoption of a de-risking glide path. The following table shows the asset target allocations prescribed by the pension fund’s investment policies based on the plan’s funded status at December 31, 2016.

Target Allocation
Asset Class	2016
Equity securities:
U.S.	20%
International	16
Fixed income securities	40
Convertible securities	5
Real assets	13
Other assets	6
Total	100%

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
Insurance investment contracts and pooled separate accounts. Deposits under insurance investment contracts and pooled separate accounts with insurance companies do not have readily determinable fair values and are valued using a methodology that is consistent with accounting guidance that allows the plan to estimate fair value based upon net asset value per share (or its equivalent, such as member units or an ownership in partners’ capital to which a proportionate share of net assets is attributed); thus, these investments are not classified within the fair value hierarchy.
Other assets. Other assets include an investment in a multi-strategy investment fund and an investment in a limited partnership. These investments do not have readily determinable fair values and are valued using a methodology consistent with accounting guidance that allows the plan to estimate fair value based upon net asset value per share (or its equivalent, such as member units or an ownership in partners’ capital to which a proportionate share of net assets is attributed); thus, these investments are not classified within the fair value hierarchy.
The following tables show the fair values of our pension plan assets by asset class at December 31, 2016, and December 31, 2015.

December 31, 2016
in millions	Level 1	Level 2	Level 3	Total
ASSET CLASS
Cash and cash equivalents	$14	—	—	$14
Equity securities:
Common — U.S.	133	—	—	133
Common — International	15	—	—	15
Preferred — U.S.	2	—	—	2
Debt securities:
Corporate bonds — U.S.	—	$90	—	90
Corporate bonds — International	—	26	—	26
Government and agency bonds — U.S.	—	101	—	101
Government bonds — International	—	1	—	1
State and municipal bonds	—	5	—	5
Mutual funds:
Equity — U.S.	118	—	—	118
Equity — International	35	—	—	35
Fixed income — U.S.	152	—	—	152
Fixed income — International	19	—	—	19
Real assets	9	—	—	9
Collective investment funds:
Equity — U.S.	—	15	—	15
Equity — International	—	97	—	97
Convertible securities	—	43	—	43
Fixed income securities	—	79	—	79
Short-term investments	—	18	—	18
Real assets	—	95	—	95
Insurance investment contracts and pooled separate accounts (measured at NAV) (a)	—	—	—	14
Other assets (measured at NAV) (a)	—	—	—	52
Total net assets at fair value	$497	$570	—	$1,133

(a)
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the fair value of plan assets presented elsewhere within this footnote.

December 31, 2015
in millions	Level 1	Level 2	Level 3	Total
ASSET CLASS
Equity securities:
Common — U.S.	$128	—	—	$128
Common — International	20	—	—	20
Preferred — U.S.	2	—	—	2
Debt securities:
Corporate bonds — U.S.	—	$97	—	97
Corporate bonds — International	—	26	—	26
Government and agency bonds — U.S.	—	95	—	95
Government bonds — International	—	1	—	1
State and municipal bonds	—	6	—	6
Mutual funds:
Equity — U.S.	16	—	—	16
Equity — International	24	—	—	24
Fixed Income — U.S.	5	—	—	5
Fixed Income — International	2	—	—	2
Collective investment funds:
Equity — U.S.	—	26	—	26
Equity — International	—	106	—	106
Convertible securities	—	41	—	41
Fixed income securities	—	86	—	86
Short-term investments	—	21	—	21
Real assets	—	101	—	101
Insurance investment contracts and pooled separate accounts (measured at NAV) (a)	—	—	—	14
Other assets (measured at NAV) (a)	—	—	—	52
Total net assets at fair value	$197	$606	—	$869

(a)
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the fair value of plan assets presented elsewhere within this footnote.

Other Postretirement Benefit Plans
We sponsor a retiree healthcare plan in which all employees age 55 with five years of service (or employees age 50 with 15 years of service who are terminated under conditions that entitle them to a severance benefit) are eligible to participate. Participant contributions are adjusted annually. Key may provide a subsidy toward the cost of coverage for certain employees hired before 2001 with a minimum of 15 years of service at the time of termination. We use a separate VEBA trust to fund the retiree healthcare plan. Effective November 29, 2016, an unfunded retiree welfare plan previously sponsored by First Niagara merged into our current retiree healthcare plan.
The components of pre-tax AOCI not yet recognized as net postretirement benefit cost are shown below.

December 31,
in millions	2016	2015
Net unrecognized losses (gains)	$(9)	$(5)
Net unrecognized prior service credit	(2)	(3)
Total unrecognized AOCI	$(11)	$(8)

During 2017, we expect to recognize $1 million of pre-tax AOCI resulting from prior service credit as a reduction of net postretirement benefit cost.
The components of net postretirement benefit cost and the amount recognized in OCI for all funded and unfunded plans are as follows:

December 31,
in millions	2016	2015	2014
Service cost of benefits earned	$1	$1	$1
Interest cost on APBO	2	3	3
Expected return on plan assets	(2)	(3)	(3)
Amortization of prior service credit	(1)	(1)	(1)
Amortization of gains	—	—	(1)
Net postretirement benefit	—	—	$(1)
Other changes in plan assets and benefit obligations recognized in OCI:
Net (gain) loss	$(4)	$(6)	$13
Amortization of prior service credit	1	1	1
Amortization of losses	—	—	1
Total recognized in comprehensive income	$(3)	$(5)	$15

Total recognized in net postretirement benefit cost and comprehensive income	$(3)	$(5)	$14

The information related to our postretirement benefit plans presented in the following tables is based on current actuarial reports using measurement dates of December 31, 2016, and December 31, 2015.
The following table summarizes changes in the APBO.

Year ended December 31,
in millions	2016	2015
APBO at beginning of year	$67	$79
Service cost	1	1
Interest cost	2	3
Plan participants’ contributions	2	2
Actuarial losses (gains)	(1)	(12)
Benefit payments	(6)	(6)
Plan acquisition	4	—
APBO at end of year	$69	$67

The following table summarizes changes in FVA.

Year ended December 31,
in millions	2016	2015
FVA at beginning of year	$49	$56
Employer contributions	—	—
Plan participants’ contributions	2	2
Benefit payments	(6)	(6)
Actual return on plan assets	5	(3)
FVA at end of year	$50	$49

The following table summarizes the funded status of the postretirement plans, which corresponds to the amounts recognized in the balance sheets at December 31, 2016, and December 31, 2015.

December 31,
in millions	2016	2015
Funded status (a)	$(19)	$(18)
Accrued postretirement benefit cost recognized (b)	(19)	(18)

(a)	The shortage of the FVA under the APBO.

(b)	Consists entirely of noncurrent liabilities.

There are no regulations that require contributions to the VEBA trust that funds our retiree healthcare plan, so there is no minimum funding requirement. We are permitted to make discretionary contributions to the VEBA trust, subject to certain IRS restrictions and limitations. We anticipate that our discretionary contributions in 2017, if any, will be minimal.
At December 31, 2016, we expect to pay the benefits from all funded and unfunded other postretirement plans as follows: 2017 — $5 million; 2018 — $5 million; 2019 — $5 million; 2020 — $5 million; 2021 — $5 million; and $23 million in the aggregate from 2022 through 2026.
To determine the APBO, we assumed discount rates of 3.75% at December 31, 2016, and 4% at December 31, 2015.
To determine net postretirement benefit cost, we assumed the following weighted-average rates.

Year ended December 31,	2016	2015	2014
Discount rate	4.00%	3.75%	4.50%
Expected return on plan assets	4.50	4.50	5.25
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
We estimate that we will recognize a credit of less than $1 million in net postretirement benefit cost for 2017, compared to a break-even position of no credit or expense for 2016 and an expense of less than of $1 million for 2015.
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

Target Allocation
Asset Class	2016
Equity securities	80%
Fixed income securities	10
Convertible securities	5
Cash equivalents	5
Total	100%

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
The following tables show the fair values of our postretirement plan assets by asset class at December 31, 2016, and December 31, 2015.

December 31, 2016
in millions	Level 1	Level 2	Level 3	Total
ASSET CLASS
Mutual funds:
Equity — U.S.	$23	—	—	$23
Equity — International	5	—	—	5
Fixed income — U.S.	5	—	—	5
Common investment funds:
Equity — U.S.	—	$10	—	10
Short-term investments	—	7	—	7
Total net assets at fair value	$33	$17	—	$50

December 31, 2015
in millions	Level 1	Level 2	Level 3	Total
ASSET CLASS
Mutual funds:
Equity — U.S.	$18	—	—	$18
Equity — International	4	—	—	4
Fixed income — U.S.	4	—	—	4
Common investment funds:
Equity — U.S.	—	$16	—	16
Equity — International	—	4	—	4
Convertible securities	—	2	—	2
Short-term investments	—	1	—	1
Total net assets at fair value	$26	$23	—	$49

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 introduced a prescription drug benefit under Medicare and prescribes a federal subsidy to sponsors of retiree healthcare benefit plans that offer prescription drug coverage that is “actuarially equivalent” to the benefits under Medicare Part D. Based on our application of the relevant regulatory formula, we determined that the prescription drug coverage related to our retiree healthcare benefit plan is not actuarially equivalent to the Medicare benefit for the vast majority of retirees. For the years ended December 31, 2016, and December 31, 2015, we did not receive federal subsidies.
Employee 401(k) Savings Plan
A substantial number of our employees are covered under a savings plan that is qualified under Section 401(k) of the Internal Revenue Code. The plan permits employees to contribute from 1% to 100% of eligible compensation, with up to 6% being eligible for matching contributions. Commencing January 1, 2010, an automatic enrollment feature was added to the plan for all new employees. The initial default contribution percentage for employees is 2% and will increase by 1% at the beginning of each plan year until the default contribution is 10% for plan years on and after January 1, 2012. The plan also permits us to provide a discretionary annual profit sharing contribution to eligible employees who have at least one year of service. First Niagara employees who joined Key retained their years of services, and those employees that met eligibility requirements under Key’s savings plan have been included. We accrued a 2.5% contribution for 2016 and made contributions of 2% for each of 2015 and 2014 on eligible compensation for employees eligible on the last business day of the respective plan years. We also maintain a deferred savings plan that provides certain employees with benefits they otherwise would not have been eligible to receive under the qualified plan once their compensation for the plan year reached the IRS contribution limits. Total expense associated with the above plans was $94 million in 2016, $79 million in 2015, and $73 million in 2014.

18. Short-Term Borrowings
Selected financial information pertaining to the components of our short-term borrowings is as follows:

December 31,
dollars in millions	2016	2015	2014
FEDERAL FUNDS PURCHASED
Balance at year end	$1,005	$20	$18
Average during the year	44	195	32
Maximum month-end balance	1,005	678	36
Weighted-average rate during the year (a)	.68%	.14%	.10%
Weighted-average rate at December 31(a)	.55	.05	.08
SECURITIES SOLD UNDER REPURCHASE AGREEMENTS
Balance at year end	$497	$352	$557
Average during the year	443	437	1,150
Maximum month-end balance	684	589	1,519
Weighted-average rate during the year (a)	.04%	.00%	.16%
Weighted-average rate at December 31(a)	.07	.00	.01
OTHER SHORT-TERM BORROWINGS
Balance at year end	$808	$533	$423
Average during the year	852	572	597
Maximum month-end balance	872	1,122	996
Weighted-average rate during the year (a)	1.18%	1.52%	1.49%
Weighted-average rate at December 31(a)	1.11	1.78	1.58

(a)
Rates exclude the effects of interest rate swaps and caps, which modify the repricing characteristics of certain short-term borrowings. For more information about such financial instruments, see Note 9 (“Derivatives and Hedging Activities”).

As described below and in Note 19 (“Long-Term Debt”), KeyCorp and KeyBank have a number of programs and facilities that support our short-term financing needs. Certain subsidiaries maintain credit facilities with third parties, which provide alternative sources of funding. KeyCorp is the guarantor of some of the third-party facilities.
Short-term credit facilities. We maintain cash on deposit in our Federal Reserve account, which has reduced our need to obtain funds through various short-term unsecured money market products. This account, which was maintained at $1.8 billion at December 31, 2016, and the unpledged securities in our investment portfolio provide a buffer to address unexpected short-term liquidity needs. We also have secured borrowing facilities at the FHLB and the Federal Reserve Bank of Cleveland to satisfy short-term liquidity requirements. As of December 31, 2016, our unused secured borrowing capacity was $27.4 billion at the Federal Reserve Bank of Cleveland and $6.4 billion at the FHLB.

19. Long-Term Debt
The following table presents the components of our long-term debt, net of unamortized discounts and adjustments related to hedging with derivative financial instruments. We use interest rate swaps and caps, which modify the repricing characteristics of certain long-term debt, to manage interest rate risk. For more information about such financial instruments, see Note 9 (“Derivatives and Hedging Activities”).

December 31,
dollars in millions	2016	2015
Senior medium-term notes due through 2021 (a)	$2,799	$2,817
7.25% Subordinated notes due 2021 (b)	358	—
6.75% Senior notes due 2020 (b)	338	—
1.586% Subordinated notes due 2028 (c)	162	162
6.875% Subordinated notes due 2029 (c)	111	114
7.750% Subordinated notes due 2029 (c)	141	147
Other subordinated notes (d)	78	—
Total parent company	3,987	3,240
Senior medium-term notes due through 2039 (e)	6,715	5,242
3.18% Senior remarketable notes due 2027 (f)	193	183
5.45% Subordinated notes due 2016 (f)	—	503
5.70% Subordinated notes due 2017 (f)	207	215
4.625% Subordinated notes due 2018 (f)	102	103
3.40% Subordinated notes due 2026 (f)	567	—
6.95% Subordinated notes due 2028 (f)	299	298
Secured borrowing due through 2021 (g)	68	134
Federal Home Loan Bank advances due through 2036 (h)	126	166
Investment Fund Financing due through 2052 (i)	100	100
Obligations under Capital Leases due through 2032 (j)	20	—
Total subsidiaries	8,397	6,944
Total long-term debt	$12,384	$10,184

(a)
Senior medium-term notes had a weighted-average interest rate of 3.57% at December 31, 2016, and 3.58% at December 31, 2015. These notes had fixed interest rates at December 31, 2016, and December 31, 2015. These notes may not be redeemed prior to their maturity dates.

(b)	These notes are all obligations of KeyCorp and may not be redeemed prior to their maturity dates.

(c)	See Note 20 (“Trust Preferred Securities Issued by Unconsolidated Subsidiaries”) for a description of these notes.

(d)
These subordinated notes represent seven trust preferred debentures acquired in the First Niagara acquisition. These notes have different interest rates ranging from 2.167% to 10.875% with maturity dates between 2030 and 2037. See Note 20 (“Trust Preferred Securities Issued by Unconsolidated Subsidiaries”) for a description of these notes.

(e)
Senior medium-term notes had weighted-average interest rates of 1.93% at December 31, 2016, and 1.99% at December 31, 2015. These notes had a combination of fixed and floating interest rates, and may not be redeemed prior to their maturity dates.

(f)	These notes are all obligations of KeyBank and may not be redeemed prior to their maturity dates.

(g)
The secured borrowing had weighted-average interest rates of 4.45% at December 31, 2016, and 4.42% at December 31, 2015. This borrowing is collateralized by commercial lease financing receivables, and principal reductions are based on the cash payments received from the related receivables. Additional information pertaining to these commercial lease financing receivables is included in Note 5 (“Loans and Loans Held for Sale”).

(h)
Long-term advances from the Federal Home Loan Bank had a weighted-average interest rate of 3.64% at December 31, 2016, and 3.58% at December 31, 2015. These advances, which had fixed interest rates, were secured by real estate loans and securities totaling $126 million at December 31, 2016, and $251 million at December 31, 2015.

(i)	Investment Fund Financing had a weighted-average interest rate of 1.94% at December 31, 2016, and December 31, 2015.

(j)	These are capital leases acquired in the First Niagara merger with a maturity range from January 2018 through October 2032.

At December 31, 2016, scheduled principal payments on long-term debt were as follows:

in millions	Parent	Subsidiaries	Total
2017	—	$270	$270
2018	$750	2,120	2,870
2019	—	2,253	2,253
2020	1,332	1,012	2,344
2021	1,413	752	2,165
All subsequent years	493	1,989	2,482

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
Prior to updating its Global Bank Note Program on September 29, 2015, KeyBank issued the following notes under the Global Bank Note Program in 2015: on February 12, 2015, $1 billion of 2.250% Senior Bank Notes due March 16, 2020; and on June 1, 2015, $750 million of 1.70% Senior Bank Notes and $250 million of Floating Rate Senior Notes each due June 1, 2018, and $750 million of 3.30% Senior Bank Notes due June 1, 2025.
In 2016, KeyBank issued the following notes under the Global Bank Note Program: on March 8, 2016, $1 billion of 2.35% Senior Bank Notes due March 8, 2019; on May 20, 2016, $600 million of 3.40% Subordinated Bank Notes due May 20, 2026; on August 22, 2016, $500 million of 1.60% Senior Bank Notes due August 22, 2019; and on November 22, 2016, $250 million of Floating Rate Senior Notes and $500 million of 2.50% Senior Notes each due November 22, 2021. At December 31, 2016, $17.15 billion remained available for future issuance under the Global Bank Note Program.
KeyCorp shelf registration, including Medium-Term Note Program. KeyCorp has a shelf registration statement on file with the SEC under rules that allow companies to register various types of debt and equity securities without limitations on the aggregate amounts available for issuance. KeyCorp also maintains a Medium-Term Note Program that permits KeyCorp to issue notes with original maturities of nine months or more. On September 15, 2015, KeyCorp issued $1 billion of 2.90% Medium-Term Notes due September 15, 2020. At December 31, 2016, KeyCorp had authorized and available for issuance up to $3 billion of additional debt securities under the Medium-Term Note Program.
Issuances of capital securities or preferred stock by KeyCorp must be approved by the Board and cannot be objected to by the Federal Reserve.
20. Trust Preferred Securities Issued by Unconsolidated Subsidiaries
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

The Regulatory Capital Rules, discussed in “Supervision and Regulation” in Item 1 of this report, implement a phase-out of trust preferred securities as Tier 1 capital, consistent with the requirements of the Dodd-Frank Act. For standardized approach banking organizations such as Key, the phase-out period began on January 1, 2015, and starting in 2016 requires us to treat our mandatorily redeemable trust preferred securities as Tier 2 capital.

During 2016, we redeemed $21 million of trust preferred securities that were acquired in the First Niagara acquisition.
The trust preferred securities, common stock, and related debentures are summarized as follows:

dollars in millions	Trust Preferred Securities, Net of Discount (a)	Common Stock	Principal Amount of Debentures, Net of Discount (b)	Interest Rate of Trust Preferred Securities and Debentures (c)	Maturity of Trust Preferred Securities and Debentures
December 31, 2016
KeyCorp Capital I	$156	$6	$162	1.586%	2028
KeyCorp Capital II	107	4	111	6.875	2029
KeyCorp Capital III	137	4	141	7.750	2029
Harleysville Statutory Trust I	5	—	5	10.200	2031
HNC Statutory Trust III	18	1	19	2.320	2035
Willow Grove Statutory Trust I	18	1	19	2.273	2036
HNC Statutory Trust IV	16	1	17	2.167	2037
Alliance Capital Trust II	4	—	4	10.875	2030
Westbank Capital Trust II	7	—	7	3.187	2034
Westbank Capital Trust III	7	—	7	3.187	2034
Total	$475	$17	$492	4.845%	—
December 31, 2015	$408	$14	$422	4.961%	—

(a)
The trust preferred securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of trust preferred securities carries an interest rate identical to that of the related debenture. Certain trust preferred securities include basis adjustments related to fair value hedges totaling $59 million at December 31, 2016, and $68 million at December 31, 2015. See Note 9 (“Derivatives and Hedging Activities”) for an explanation of fair value hedges.

(b)
We have the right to redeem these debentures. If the debentures purchased by KeyCorp Capital I, HNC Statutory Trust III, Willow Grove Statutory Trust I, HNC Statutory Trust IV, Westbank Capital Trust II, or Westbank Capital Trust III are redeemed before they mature, the redemption price will be the principal amount, plus any accrued but unpaid interest. If the debentures purchased by KeyCorp Capital II or KeyCorp Capital III are redeemed before they mature, the redemption price will be the greater of: (i) the principal amount, plus any accrued but unpaid interest, or (ii) the sum of the present values of principal and interest payments discounted at the Treasury Rate (as defined in the applicable indenture), plus 20 basis points for KeyCorp Capital II or 25 basis points for KeyCorp Capital III or 50 basis points in the case of redemption upon either a tax or a capital treatment event for either KeyCorp Capital II or KeyCorp Capital III, plus any accrued but unpaid interest. If the debentures purchased by Harleysville Statutory Trust I are redeemed before they mature, the redemption price will be an annually declining percentage of the principal amount, beginning at 105.10% of the principal amount for a redemption on or after February 22, 2011, and ending at 100% of the principal amount for a redemption on or after February 22, 2021, plus any accrued but unpaid interest. If the debentures purchased by Alliance Capital Trust II are redeemed before they mature, the redemption price will be an annually declining percentage of the principal amount, beginning at 105.438% of the principal amount for a redemption on or after March 8, 2010, and ending at 100% of the principal amount for a redemption on or after March 8, 2020, plus any accrued but unpaid interest. The principal amount of certain debentures includes basis adjustments related to fair value hedges totaling $59 million at December 31, 2016, and $68 million at December 31, 2015. See Note 9 for an explanation of fair value hedges. The principal amount of debentures, net of discounts, is included in “long-term debt” on the balance sheet.

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

21. Commitments, Contingent Liabilities, and Guarantees
Obligations under Noncancelable Leases
We are obligated under various noncancelable operating leases for land, buildings and other property, consisting principally of data processing equipment. Rental expense under all operating leases totaled $118 million in 2016, $122 million in 2015, and $123 million in 2014. Minimum future rental payments under noncancelable operating leases at December 31, 2016, are as follows: 2017 — $149 million; 2018 — $133 million; 2019 — $115 million; 2020 — $98 million; 2021 — $83 million; all subsequent years — $390 million.
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
Loan commitments involve credit risk not reflected on our balance sheet. We mitigate exposure to credit risk with internal controls that guide how we review and approve applications for credit, establish credit limits and, when necessary, demand collateral. In particular, we evaluate the creditworthiness of each prospective borrower on a case-by-case basis and, when appropriate, adjust the allowance for credit losses on lending-related commitments. Additional information pertaining to this allowance is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Liability for Credit Losses on Lending-Related Commitments,” and in Note 6 (“Asset Quality”).
We also provide financial support to private equity investments, including existing direct portfolio companies and indirect private equity funds, to satisfy unfunded commitments. These unfunded commitments are not recorded on our balance sheet. Additional information on principal investing commitments is provided in Note 7 (“Fair Value Measurements”). Other unfunded equity investment commitments at December 31, 2016, and December 31, 2015, related to tax credit investments and were primarily attributable to LIHTC investments. Unfunded tax credit investment commitments are recorded on our balance sheet in “other liabilities.” Additional information on LIHTC commitments is provided in Note 12 (“Variable Interest Entities”).
The following table shows the remaining contractual amount of each class of commitment related to extending credit or funding principal investments as of December 31, 2016, and December 31, 2015. For loan commitments and commercial letters of credit, this amount represents our maximum possible accounting loss on the unused commitment if the borrower were to draw upon the full amount of the commitment and subsequently default on payment for the total amount of the then outstanding loan.

December 31, in millions	2016	2015
Loan commitments:
Commercial and other	$34,372	$28,053
Commercial real estate and construction	3,034	1,718
Home equity	9,666	7,220
Credit cards	5,653	3,603
Total loan commitments	52,725	40,594
When-issued and to be announced securities commitments	34	2
Commercial letters of credit	143	139
Purchase card commitments	293	163
Principal investing commitments	37	50
Tax credit investment commitments	466	410
Liabilities of certain limited partnerships and other commitments	2	1
Total loan and other commitments	$53,700	$41,359

Legal Proceedings
Checking Account Overdraft Litigation. In February 2010, KeyBank was named a defendant in a putative class action seeking to represent a national class of KeyBank customers allegedly harmed by KeyBank’s overdraft practices. The case was transferred and consolidated for purposes of pretrial discovery and motion proceedings to a multidistrict proceeding styled In Re: Checking Account Overdraft Litigation pending in the United States District Court for the Southern District of Florida (the “District Court”). KeyBank filed a notice of appeal in regard to the denial by the District Court of a motion to compel arbitration. In August 2012, the United States Court of Appeals for the Eleventh Circuit (the “Eleventh Circuit”) vacated the District Court’s order denying KeyBank’s motion to compel arbitration and remanded the case for further consideration. In June 2013, KeyBank filed with the District Court its renewed motion to compel arbitration and stay or dismiss litigation. The District Court granted KeyBank’s renewed motion to compel arbitration and dismissed the case. The plaintiff appealed. On June 18, 2014, the Eleventh Circuit vacated the District Court’s order granting KeyBank’s renewed motion to compel arbitration and remanded the case to the District Court to address the issue of the enforceability of KeyBank’s arbitration provision. On February 3, 2015, the District Court denied KeyBank’s Second Renewed Motion to Compel Arbitration and Dismiss the Complaint. KeyBank has filed an appeal.
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
Guarantees
We are a guarantor in various agreements with third parties. The following table shows the types of guarantees that we had outstanding at December 31, 2016. Information pertaining to the basis for determining the liabilities recorded in connection with these guarantees is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Guarantees.”

December 31, 2016	Maximum Potential Undiscounted Future Payments	Liability Recorded
in millions
Financial guarantees:
Standby letters of credit	$11,864	$67
Recourse agreement with FNMA	2,530	5
Residential mortgage reserve	1,248	5
Return guarantee agreement with LIHTC investors	3	3
Written put options (a)	1,904	35
Total	$17,549	$115

(a)	The maximum potential undiscounted future payments represent notional amounts of derivatives qualifying as guarantees.

We determine the payment/performance risk associated with each type of guarantee described below based on the probability that we could be required to make the maximum potential undiscounted future payments shown in the preceding table. We use a scale of low (0% to 30% probability of payment), moderate (greater than 30% to 70% probability of payment), or high (greater than 70% probability of payment) to assess the payment/performance risk, and have determined that the payment/performance risk associated with each type of guarantee outstanding at December 31, 2016, is low.

Standby letters of credit. KeyBank issues standby letters of credit to address clients’ financing needs. These instruments obligate us to pay a specified third party when a client fails to repay an outstanding loan or debt instrument or fails to perform some contractual nonfinancial obligation. Any amounts drawn under standby letters of credit are treated as loans to the client; they bear interest (generally at variable rates) and pose the same credit risk to us as a loan. At December 31, 2016, our standby letters of credit had a remaining weighted-average life of 2 years, with remaining actual lives ranging from less than 1 year to as many as 30 years.

Recourse agreement with FNMA. We participate as a lender in the FNMA Delegated Underwriting and Servicing program. FNMA delegates responsibility for originating, underwriting, and servicing mortgages, and we assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan that we sell to FNMA. We maintain a reserve for such potential losses in an amount that we believe approximates the fair value of our liability. At December 31, 2016, the outstanding commercial mortgage loans in this program had a weighted-average remaining term of 7.5 years, and the unpaid principal balance outstanding of loans sold by us as a participant was $8.6 billion. The maximum potential amount of undiscounted future payments that we could be required to make under this program, as shown in the preceding table, is equal to approximately 29% of the principal balance of loans outstanding at December 31, 2016. If we are required to make a payment, we would have an interest in the collateral underlying the related commercial mortgage loan; any loss we incur could be offset by the amount of any recovery from the collateral.
Residential Mortgage Banking. We often originate and sell residential mortgage loans and retain the servicing rights. Our loan sales activity is generally conducted through loan sales in a secondary market sponsored by FNMA and FHLMC. Subsequent to the sale of mortgage loans, we do not typically retain any interest in the underlying loans except through our relationship as the servicer of the loans.
As is customary in the mortgage banking industry, we, or banks we have acquired, have made certain representations and warranties related to the sale of residential mortgage loans (including loans sold with servicing rights released) and to the performance of our obligations as servicer. The breach of any such representations or warranties could result in losses for us. Our maximum exposure to loss is equal to the outstanding principal balance of the sold loans; however, any loss would be reduced by any payments received on the loans or through the sale of collateral.
At December 31, 2016, the outstanding residential mortgage loans in this program had an original weighted-average loan to value ratio of 71%, and the unpaid principal balance outstanding of loans sold by us was $4.2 billion. The risk assessment is low for the residential mortgage product.  The maximum potential amount of undiscounted future payments that we could be required to make under this program, as shown in the preceding table, is equal to approximately 30% of the principal balance of loans outstanding at December 31, 2016.
Our liability for estimated repurchase obligations on loans sold, which is included in other liabilities on our balance sheet, was $5 million at December 31, 2016.
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
As shown in the previous table, KAHC maintained a reserve in the amount of $3 million at December 31, 2016, which is sufficient to cover estimated future obligations under the guarantees. The maximum exposure to loss reflected in the table represents undiscounted future payments due to investors for the return on and of their investments.
These guarantees have expiration dates that extend through 2018, but KAHC has not formed any new partnerships under this program since October 2003. Additional information regarding these partnerships is included in Note 12 (“Variable Interest Entities”).

Written put options. In the ordinary course of business, we “write” put options for clients that wish to mitigate their exposure to changes in interest rates and commodity prices. At December 31, 2016, our written put options had an average life of 3 years. These instruments are considered to be guarantees, as we are required to make payments to the counterparty (the client) based on changes in an underlying variable that is related to an asset, a liability, or an equity security that the client holds. We are obligated to pay the client if the applicable benchmark interest rate or commodity price is above or below a specified level (known as the “strike rate”). These written put options are accounted for as derivatives at fair value, as further discussed in Note 9 (“Derivatives and Hedging Activities”). We mitigate our potential future payment obligations by entering into offsetting positions with third parties.
Written put options where the counterparty is a broker-dealer or bank are accounted for as derivatives at fair value but are not considered guarantees since these counterparties typically do not hold the underlying instruments. In addition, we are a purchaser and seller of credit derivatives, which are further discussed in Note 9.

Default guarantees. Some lines of business participate in guarantees that obligate us to perform if the debtor (typically a client) fails to satisfy all of its payment obligations to third parties. We generally undertake these guarantees for one of two possible reasons: (i) either the risk profile of the debtor should provide an investment return, or (ii) we are supporting our underlying investment in the debtor. We do not hold collateral for the default guarantees. If we were required to make a payment under a guarantee, we would receive a pro rata share should the third party collect some or all of the amounts due from the debtor. At December 31, 2016, we had less than $1 million default guarantees.
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

22. Accumulated Other Comprehensive Income

Our changes in AOCI for the years ended December 31, 2016, and December 31, 2015, are as follows:

in millions	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative financial instruments	Foreign currency translation adjustment	Net pension and postretirement benefit costs	Total
Balance at December 31, 2014	$(4)	$(8)	$22	$(366)	$(356)
Other comprehensive income before reclassification, net of income taxes	(127)	87	(25)	(24)	(16)
Amounts reclassified from accumulated other comprehensive income, net of income taxes (a)	—	(59)	1	25	(33)
Net current-period other comprehensive income, net of income taxes	(54)	28	(24)	1	(49)
Balance at December 31, 2015	$(58)	$20	$(2)	$(365)	$(405)
Other comprehensive income before reclassification, net of income taxes	(127)	17	(1)	5	(106)
Amounts reclassified from accumulated other comprehensive income, net of income taxes (a)	—	(51)	—	21	(30)
Net current-period other comprehensive income, net of income taxes	(127)	(34)	(1)	26	(136)
Balance at December 31, 2016	$(185)	$(14)	$(3)	$(339)	$(541)

(a)	See table below for details about these reclassifications.

Our reclassifications out of AOCI for the years ended December 31, 2016, and December 31, 2015, are as follows:

Year ended December 31, 2016	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
in millions
Unrealized gains (losses) on derivative financial instruments
Interest rate	$85	Interest income — Loans
Interest rate	(4)	Interest expense — Long-term debt
	81	Income (loss) from continuing operations before income taxes
	30	Income taxes
	$51	Income (loss) from continuing operations
Net pension and postretirement benefit costs
Amortization of losses	$(17)	Personnel expense
Settlement loss	(18)	Personnel expense
Amortization of prior service credit	1	Personnel expense
	(34)	Income (loss) from continuing operations before income taxes
	(13)	Income taxes
	$(21)	Income (loss) from continuing operations

Year ended December 31, 2015	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
in millions
Unrealized gains (losses) on available-for-sale securities
Realized gains	$1	Other income
Realized losses	(1)	Other income
	—	Income (loss) from continuing operations before income taxes
	—	Income taxes
	—	Income (loss) from continuing operations
Unrealized gains (losses) on derivative financial instruments
Interest rate	$98	Interest income — Loans
Interest rate	(4)	Interest expense — Long-term debt
	94	Income (loss) from continuing operations before income taxes
	35	Income taxes
	$59	Income (loss) from continuing operations
Foreign currency translation adjustment
	$(1)	Corporate services income
	(1)	Income (loss) from continuing operations before income taxes
	—	Income taxes
	$(1)	Income (loss) from continuing operations
Net pension and postretirement benefit costs
Amortization of losses	$(18)	Personnel expense
Settlement loss	(23)	Personnel expense
Amortization of prior service credit	1	Personnel expense
	(40)	Income (loss) from continuing operations before income taxes
	(15)	Income taxes
	$(25)	Income (loss) from continuing operations

23. Shareholders' Equity
Comprehensive Capital Plan

As previously reported and as authorized by the Board and pursuant to our 2016 capital plan (which is effective through the second quarter of 2017) submitted to and not objected to by the Federal Reserve, we had authority to repurchase up to $350 million of our common shares, which include repurchases to offset issuances of common shares under our employee compensation plans. During 2016, we repurchased $133 million of common shares under our 2016 capital plan authorization.
Our Board declared a quarterly dividend of $.075 per common share for the first quarter of 2016. Consistent with our 2016 capital plan, the Board declared a quarterly dividend of $.085 per common share for the second, third, and fourth quarters of 2016, which brought our annual dividend to $.330 per common share for 2016. Our 2016 capital plan proposed an increase in our quarterly common share dividend, up to $.095 per share, which will be considered by the Board for the second quarter of 2017.

Preferred Stock
We have $290 million of 7.75% Noncumulative Perpetual Convertible Series A Preferred Stock outstanding at December 31, 2016. Our Series A Preferred Stock has a $1 par value and a $100 liquidation preference. There were 7,475,000 shares authorized and 2,900,234 shares outstanding at December 31, 2016, and December 31, 2015. We made quarterly dividend payments of $1.9375 per share on our Series A Preferred Stock during each quarter of 2016 for a total of $22 million.

On August 1, 2016, we issued $350 million of Fixed-to-Floating Rate Perpetual Noncumulative Series C Preferred Stock. Our Series C Preferred Stock was issued in connection with the First Niagara acquisition to replace First Niagara's outstanding preferred stock. Our Series C Preferred Stock has a $1 par value with a $25 liquidation preference. There are 14,000,000 shares authorized and 14,000,000 shares outstanding at December 31, 2016. During the fourth quarter of 2016, we made payments of $0.539063 per share on our Series C Preferred Stock for a total of $8 million. On February 15, 2017, the Series C Preferred Stock was redeemed. For more information on this redemption, see Note 26 (“Subsequent Events”).

On September 9, 2016, we issued $525 million of depositary shares, each representing a 1/25th ownership interest in a share of our Fixed-to-Floating Rate Perpetual Noncumulative Series D Preferred Stock. Our Series D Preferred Stock has a $1 par value with a $25,000 liquidation preference. There are 21,000 shares authorized and 21,000 shares outstanding at December 31, 2016. We made payments of $13.33 per depositary share on the depositary shares related to our Series D Preferred Stock during the fourth quarter of 2016 for a total of $7 million.

On December 12, 2016, we issued $500 million of depositary shares, each representing a 1/40th ownership interest in a share of our Fixed-to-Floating Rate Perpetual Noncumulative Series E Preferred Stock. Our Series E Preferred Stock has a $1 par value with a $1,000 liquidation preference. There are 500,000 shares authorized and 500,000 shares outstanding at December 31, 2016.

Capital Adequacy
KeyCorp and KeyBank (consolidated) must meet specific capital requirements imposed by federal banking regulators. Sanctions for failure to meet applicable capital requirements may include regulatory enforcement actions that restrict dividend payments, require the adoption of remedial measures to increase capital, terminate FDIC deposit insurance, and mandate the appointment of a conservator or receiver in severe cases. In addition, failure to maintain a “well capitalized” status affects how regulators evaluate applications for certain endeavors, including acquisitions, continuation and expansion of existing activities, and commencement of new activities, and could make clients and potential investors less confident. As of December 31, 2016, KeyCorp and KeyBank (consolidated) met all regulatory capital requirements.
KeyBank (consolidated) qualified for the “well capitalized” prompt corrective action capital category at December 31, 2016, because its capital and leverage ratios exceeded the prescribed threshold ratios for that capital category and it was not subject to any written agreement, order, or directive to meet and maintain a specific capital level for any capital measure. Since that date, we believe there has been no change in condition or event that has occurred that would cause the capital category for KeyBank (consolidated) to change.
BHCs are not assigned to any of the five prompt corrective action capital categories applicable to insured depository institutions. If, however, those categories applied to BHCs, we believe that KeyCorp would satisfy the criteria for a “well capitalized” institution at December 31, 2016, and since that date, we believe there has been no change in condition or event that has occurred that would cause such capital category to change.
Because the regulatory capital categories under the prompt corrective action regulations serve a limited supervisory function, investors should not use them as a representation of the overall financial condition or prospects of KeyBank or KeyCorp.
For additional information on capital adequacy, see “Supervision and Regulation” in Item 1 of this report.
At December 31, 2016, Key and KeyBank (consolidated) had regulatory capital in excess of all current minimum risk-based capital (including all adjustments for market risk) and leverage ratio requirements as shown in the following table.

	Actual		To Meet Minimum Capital Adequacy Requirements		To Qualify as Well Capitalized Under Federal Deposit Insurance Act
dollars in millions	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016
TOTAL CAPITAL TO NET RISK-WEIGHTED ASSETS
Key	$15,638	12.85%	$9,734	8.00%	N/A	N/A
KeyBank (consolidated)	14,291	12.36	9,251	8.00	$11,564	10.00%
TIER 1 CAPITAL TO NET RISK-WEIGHTED ASSETS
Key	$13,249	10.89%	$7,300	6.00%	N/A	N/A
KeyBank (consolidated)	12,439	10.76	6,939	6.00	$6,939	6.00%
TIER 1 CAPITAL TO AVERAGE QUARTERLY TANGIBLE ASSETS
Key	$13,249	9.90%	$5,442	4.00%	N/A	N/A
KeyBank (consolidated)	12,439	9.46	5,353	4.00	$6,691	5.00%
December 31, 2015
TOTAL CAPITAL TO NET RISK-WEIGHTED ASSETS
Key	$11,671	12.97%	$7,198	8.00%	N/A	N/A
KeyBank (consolidated)	10,454	12.34	6,776	8.00	$8,470	10.00%
TIER 1 CAPITAL TO NET RISK-WEIGHTED ASSETS
Key	$10,212	11.35%	$5,399	6.00%	N/A	N/A
KeyBank (consolidated)	9,197	10.86	5,082	6.00	$5,082	6.00%
TIER 1 CAPITAL TO AVERAGE QUARTERLY TANGIBLE ASSETS
Key	$10,212	10.72%	$3,811	4.00%	N/A	N/A
KeyBank (consolidated)	9,197	9.89	3,718	4.00	$4,647	5.00%
24. Line of Business Results
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

The table on the following pages shows selected financial data for our major business segments for the years ended December 31, 2016, 2015, and, 2014.

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

Year ended December 31,	Key Community Bank			Key Corporate Bank
dollars in millions	2016	2015	2014	2016	2015	2014
SUMMARY OF OPERATIONS
Net interest income (TE)	$1,947	$1,487	$1,447	$1,048	$887	$842
Noninterest income	925	788	769	1,014	926	807
Total revenue (TE) (a)	2,872	2,275	2,216	2,062	1,813	1,649
Provision for credit losses	147	70	59	120	103	14
Depreciation and amortization expense	75	56	65	60	43	31
Other noninterest expense	2,056	1,729	1,696	1,067	940	843
Income (loss) from continuing operations before income taxes (TE)	594	420	396	815	727	761
Allocated income taxes (benefit) and TE adjustments	221	156	147	183	190	215
Income (loss) from continuing operations	373	264	249	632	537	546
Income (loss) from discontinued operations, net of taxes	—	—	—	—	—	—
Net income (loss)	373	264	249	632	537	546
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	(2)	1	2
Net income (loss) attributable to Key	$373	$264	$249	$634	$536	$544
AVERAGE BALANCES (b)
Loans and leases	$37,613	$30,834	$30,105	$31,935	$25,865	$22,978
Total assets (a)	40,284	32,948	32,241	37,801	31,546	28,070
Deposits	63,895	51,163	50,316	20,783	19,043	17,094
OTHER FINANCIAL DATA
Expenditures for additions to long-lived assets (a), (b)	$1,478	$75	$45	$340	$16	$102
Net loan charge-offs (b)	114	92	117	83	40	(18)
Return on average allocated equity (b)	10.87%	9.80%	9.14%	26.85%	28.57%	33.56%
Return on average allocated equity	10.87	9.80	9.14	26.85	28.57	33.56
Average full-time equivalent employees (c)	8,928	7,520	7,761	2,248	2,100	1,975

(a)
Substantially all revenue generated by our major business segments is derived from clients that reside in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software, and goodwill held by our major business segments, are located in the United States.

(b)	From continuing operations.

(c)	The number of average full-time equivalent employees was not adjusted for discontinued operations.

Other Segments			Total Segments			Reconciling Items			Key
2016	2015	2014	2016	2015	2014	2016	2015	2014	2016	2015	2014

$(44)	$(8)	$23	$2,951	$2,366	$2,312	$2	$10	$5	$2,953	$2,376	$2,317
153	183	231	2,092	1,897	1,807	(21)	(17)	(10)	2,071	1,880	1,797
109	175	254	5,043	4,263	4,119	(19)	(7)	(5)	5,024	4,256	4,114
(4)	(8)	(15)	263	165	58	3	1	(1)	266	166	57
4	8	12	139	107	108	164	148	152	303	255	260
44	47	70	3,167	2,716	2,609	286	(131)	(108)	3,453	2,585	2,501
65	128	187	1,474	1,275	1,344	(472)	(25)	(48)	1,002	1,250	1,296
(20)	—	26	384	346	388	(171)	(15)	(38)	213	331	350
85	128	161	1,090	929	956	(301)	(10)	(10)	789	919	946
—	—	—	—	—	—	1	1	(39)	1	1	(39)
85	128	161	1,090	929	956	(300)	(9)	(49)	790	920	907
2	3	5	—	4	7	(1)	—	—	(1)	4	7
$83	$125	$156	$1,090	$925	$949	$(299)	$(9)	$(49)	$791	$916	$900

$1,477	$1,852	$2,528	$71,025	$58,551	$55,611	$123	$43	$68	$71,148	$58,594	$55,679
33,565	26,935	26,113	111,650	91,429	86,424	887	597	655	112,537	92,026	87,079
1,481	467	579	86,159	70,673	67,989	193	(43)	(124)	86,352	70,630	67,865

—	—	—	$1,818	$91	$147	$116	$48	$118	$1,934	$139	$265
$7	$9	$14	204	141	113	1	1	—	205	142	113
47.43%	58.96%	55.71%	18.27%	19.34%	20.52%	(4.49)%	(.17)%	(.17)%	6.25%	8.61%	8.97%
47.43	58.96	55.71	18.27	19.34	20.52	(4.48)	(.15)	(.84)	6.25	8.61	8.59
10	14	42	11,186	9,634	9,778	4,514	3,849	4,075	15,700	13,483	13,853

25. Condensed Financial Information of the Parent Company
CONDENSED BALANCE SHEETS

December 31, in millions	2016	2015
ASSETS
Cash and due from banks	$3,286	$2,608
Short-term investments	70	58
Securities available for sale	10	10
Other investments	25	14
Loans to:
Banks	250	250
Nonbank subsidiaries	31	187
Total loans	281	437
Investment in subsidiaries:
Banks	14,564	9,955
Nonbank subsidiaries	668	703
Total investment in subsidiaries	15,232	10,658
Goodwill	167	167
Other intangible assets	—	—
Corporate-owned life insurance	207	206
Derivative assets	53	12
Accrued income and other assets	451	319
Total assets	$19,782	$14,489
LIABILITIES
Accrued expense and other liabilities	$553	$503
Derivative liabilities	2	—
Long-term debt due to:
Subsidiaries	850	423
Unaffiliated companies	3,137	2,817
Total long-term debt	3,987	3,240
Total liabilities	4,542	3,743
SHAREHOLDERS’ EQUITY (a)	15,240	10,746
Total liabilities and shareholders’ equity	$19,782	$14,489

(a)	See Key’s Consolidated Statements of Changes in Equity.
CONDENSED STATEMENTS OF INCOME

Year ended December 31,
in millions	2016	2015	2014
INCOME
Dividends from subsidiaries:
Bank subsidiaries	$625	$1,000	$300
Nonbank subsidiaries	50	1	—
Interest income from subsidiaries	10	10	16
Other income	11	20	15
Total income	696	1,031	331
EXPENSE
Interest on long-term debt with subsidiary trusts	16	10	10
Interest on other borrowed funds	67	52	53
Personnel and other expense	101	73	40
Total expense	184	135	103
Income (loss) before income taxes and equity in net income (loss) less dividends from subsidiaries	512	896	228
Income tax (expense) benefit	54	39	45
Income (loss) before equity in net income (loss) less dividends from subsidiaries	566	935	273
Equity in net income (loss) less dividends from subsidiaries(a)	224	(15)	634
NET INCOME (LOSS)	790	920	907
Less: Net income attributable to noncontrolling interests	(1)	4	7
NET INCOME (LOSS) ATTRIBUTABLE TO KEY	$791	$916	$900

(a)	Includes results of discontinued operations described in Note 14 (“Acquisition, Divestiture, and Discontinued Operations”).

CONDENSED STATEMENTS OF CASH FLOWS

Year ended December 31,
in millions	2016	2015	2014
OPERATING ACTIVITIES
Net income (loss) attributable to Key	$791	$916	$900
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes (benefit)	(24)	10	(8)
Stock-based compensation expense	12	9	14
Equity in net (income) loss less dividends from subsidiaries(a)	(224)	15	(634)
Other intangible asset amortization	—	2	—
Net (increase) decrease in goodwill and other intangibles	—	86	—
Net (increase) decrease in other assets	(93)	29	(53)
Net increase (decrease) in other liabilities	9	(7)	98
Other operating activities, net	—	(52)	24
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	471	1,008	341
INVESTING ACTIVITIES
Net (increase) decrease in short-term and other investments	(17)	(27)	4
Purchases of securities available for sale	—	(11)	(2)
Cash used in acquisitions	(481)	—	(114)
Proceeds from sales, prepayments and maturities of securities available for sale	—	20	—
Net (increase) decrease in loans to subsidiaries	160	(146)	257
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(338)	(164)	145
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	—	1,000	—
Payments on long-term debt	(21)	(750)	—
Repurchase of Treasury Shares	(140)	(448)	(484)
Net proceeds from the issuance of common shares and preferred stock	1,041	22	27
Cash dividends paid	(335)	(267)	(240)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	545	(443)	(697)
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	678	401	(211)
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	2,608	2,207	2,418
CASH AND DUE FROM BANKS AT END OF YEAR	$3,286	$2,608	$2,207

(a)	Includes results of discontinued operations described in Note 14 (“Acquisition, Divestiture, and Discontinued Operations”).
KeyCorp paid interest on borrowed funds totaling $114 million in 2016, $112 million in 2015, and $114 million in 2014.
26. Subsequent Events
Variation Margin as Settlement
Effective January 3, 2017, the Chicago Mercantile Exchange (“CME”), a clearing organization, amended its rulebook to legally characterize variation margin cash payments for cleared over-the-counter derivatives as settlement rather than collateral. As a result, variation margin payments are considered a single unit of account with the associated derivative for accounting and disclosure purposes. We currently clear a significant portion of our derivative trades through the CME. At December 31, 2016, and in all prior periods presented, we did not offset cash collateral held from or posted to the CME with the associated derivative asset or liability on our balance sheet. Further information regarding our treatment of cash collateral exchanged with clearing organizations is provided in Note 9 (“Derivatives and Hedging Activities”). In future periods, the variation margin cash payments posted and held in relation to CME-cleared derivative assets and liabilities will be applied against the gross balances of those associated derivative assets and liabilities. These rulebook amendments are expected to significantly reduce the carrying value of derivative assets and liabilities presented on our Consolidated Balance Sheets.
The changes to the rulebook are not expected to impact the hedge accounting relationships involving CME-cleared derivatives, and they are expected to have an immaterial effect on our results of operations.
Redemption of Series C Preferred Stock
On January 12, 2017, we provided notice of our intention to redeem all outstanding shares of the Series C Preferred Stock on February 15, 2017. On February 15, 2017, the Series C Preferred Stock was redeemed for cash at a redemption price of $25 per share. The redemption date was also a dividend payment date, and declared dividends of $0.539063 per share were also paid separately on February 15, 2017. The Series C Preferred Stock was initially issued in connection with the First Niagara acquisition to replace First Niagara’s outstanding preferred stock.  For additional information on the Series C Preferred Stock, see Note 23 (“Shareholders' Equity”).

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
Changes in Internal Control over Financial Reporting
We completed the integration of First Niagara operations into our overall internal control over financial reporting process as of December 31, 2016. No changes were made to KeyCorp’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, KeyCorp’s internal control over financial reporting.
Reports Regarding Internal Controls
Management’s Annual Report on Internal Control over Financial Reporting, the Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting, and the Report of Independent Registered Public Accounting Firm are included in Item 8 on pages 98, 99, and 100, respectively.
ITEM 9B. OTHER INFORMATION
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The names of our executive officers, and biographical information for each, is set forth in Item 1. Business of this report.
The other information required by this item will be set forth in the following sections of KeyCorp’s Definitive Proxy Statement for the 2017 Annual Meeting of Shareholders to be held May 18, 2017, (the “2017 Proxy Statement”) and these sections are incorporated herein by reference:

•	“Proposal One: Election of Directors”

•	“Ownership of KeyCorp Equity Securities — Section 16(a) Beneficial Ownership Reporting Compliance”

•	“Corporate Governance Documents — Code of Ethics”

•	“The Board of Directors and Its Committees — Audit Committee”

KeyCorp expects to file the 2017 Proxy Statement with the SEC on or about March 31, 2017.
Any amendment to, or waiver from a provision of, the Code of Ethics that applies to its Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, or any other executive officer or director, will be promptly disclosed on its website (www.key.com/ir) as required by laws, rules and regulations of the SEC.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be set forth in the following sections of the 2017 Proxy Statement and these sections are incorporated herein by reference:

•	“Compensation Discussion and Analysis”

•	“Compensation of Executive Officers and Directors”

•	“Compensation and Organization Committee Report”

•	“The Board of Directors and Its Committees — Oversight of Compensation Related Risks”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be set forth in the section captioned “Ownership of KeyCorp Equity Securities” contained in the 2017 Proxy Statement, and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be set forth in the following sections of the 2017 Proxy Statement and these sections are incorporated herein by reference:

•	“The Board of Directors and Its Committees — Director Independence”

•	“The Board of Directors and Its Committees — Related Party Transactions”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be set forth in the sections captioned “Audit Matters — Ernst & Young’s Fees” contained in the 2017 Proxy Statement, and is incorporated herein by reference.

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
(a) (3) Exhibits*

2.1	Agreement and Plan of Merger between KeyCorp and First Niagara Financial Group, Inc., dated as of October 30, 2015, filed as Exhibit 2.1 to Form 8-K filed on November 2, 2015.*†
3.1	Second Amended and Restated Articles of Incorporation of KeyCorp, effective August 1, 2016, filed as Exhibit 3.1 to Form 8-K on August 1, 2016.*
3.2	Amendment to Second Amended and Restated Articles of Incorporation of KeyCorp, effective September 7, 2016, filed as Exhibit 4.1 to Form 8-K on September 9, 2016.*
3.3	Amendment to Second Amended and Restated Articles of Incorporation of KeyCorp, effective December 8, 2016, filed as Exhibit 4.1 to Form 8-K on December 12, 2016.*
3.4	Second Amended and Restated Regulations of KeyCorp, effective March 23, 2016, filed as Exhibit 3 to Form 10-Q for the quarter ended March 31, 2016.*
4.1	Form of Certificate representing Fixed-to-Floating Rate Perpetual Non-Cumulative Preferred Stock, Series D, filed as Exhibit 4.2 to Form 8-K on September 9, 2016.*
4.2
Deposit Agreement, dated as of September 9, 2016, among KeyCorp, Computershare Inc. and Computershare Trust Company, N.A., jointly as depositary, and the holders from time to time of the depositary receipts described therein, filed as Exhibit 4.3 to Form 8-K on September 9, 2016.*

4.3	Form of Depositary Receipt related to Series D Preferred Stock (included as part of Exhibit 4.2), filed as Exhibit 4.4 to Form 8-K on September 9, 2016.*
4.4	Form of Certificate representing Fixed-to-Floating Rate Perpetual Non-Cumulative Preferred Stock, Series E, filed as Exhibit 4.2 to Form 8-K on December 12, 2016.*
4.5
Deposit Agreement, dated as of December 12, 2016, among KeyCorp, Computershare Inc. and Computershare Trust Company, N.A., jointly as depositary, and the holders from time to time of the depositary receipts described therein, filed as Exhibit 4.3 to Form 8-K on December 12, 2016.*

4.6	Form of Depositary Receipt related to Series E Preferred Stock (included as part of Exhibit 4.5), filed as Exhibit 4.4 to Form 8-K on December 12, 2016.*
10.1	Form of Award of Non-Qualified Stock Options (effective June 12, 2009), filed as Exhibit 10.1 to Form 10-K for the year ended December 31, 2014.*

10.2	Form of Performance Shares Award Agreement (2014-2016), filed as Exhibit 10.5 to Form 10-K for the year ended December 31, 2013.*
10.3	Form of Performance Shares Award Agreement (2015-2017), filed as Exhibit 10.5 to Form 10-K for the year ended December 31, 2014.*
10.4	Form of Performance Shares Award Agreement (2016-2018), filed as Exhibit 10.5 to Form 10-K for the year ended December 31, 2015.*
10.5	Form of Performance Shares Award Agreement (2017-2019).
10.6	Form of Award of KeyCorp Executive Officer Grants (Award of Restricted Stock Units) (effective March 1, 2013) filed as Exhibit 10.7 to Form 10-K for the year ended December 31, 2012.*
10.7	Form of Stock Option Award Agreement under KeyCorp 2013 Equity Compensation Plan.
10.8	Form of Restricted Stock Unit Award Agreement under KeyCorp 2013 Equity Compensation Plan.
10.9	Form of Change of Control Agreement (Tier I) between KeyCorp and Certain Executive Officers of KeyCorp, dated as of March 8, 2012, filed as Exhibit 10.1 to Form 8-K filed March 8, 2012.*
10.10
Form of Change of Control Agreement (Tier II Executives) between KeyCorp and Certain Executive Officers of KeyCorp, dated as of April 15, 2012, filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2012.*

10.11	KeyCorp 2016 Annual Performance Plan, filed as Appendix A to Schedule 14A filed on April 6, 2016.*
10.12	KeyCorp 2004 Equity Compensation Plan (effective March 18, 2004), filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 2014.*
10.13	KeyCorp 2010 Equity Compensation Plan (effective March 11, 2010), filed as Exhibit 10.16 to Form 10-K for the year ended December 31, 2015.*
10.14	Director Deferred Compensation Plan (May 18, 2000 Amendment and Restatement), filed as Exhibit 10.21 to Form 10-K for the year ended December 31, 2013.*
10.15	Amendment to the Director Deferred Compensation Plan (effective December 31, 2004), filed as Exhibit 10.20 to Form 10-K for the year ended December 31, 2014.*
10.16	KeyCorp Amended and Restated Second Director Deferred Compensation Plan (effective September 18, 2013), filed as Exhibit 10.23 to Form 10-K for the year ended December 31, 2013.*
10.17	KeyCorp Directors’ Deferred Share Sub-Plan (effective September 18, 2013), filed as Exhibit 10.25 to Form 10-K for the year ended December 31, 2013.*
10.18	KeyCorp Excess Cash Balance Pension Plan (effective January 1, 1998), filed as Exhibit 10.26 to Form 10-K for the year ended December 31, 2013.*
10.19	First Amendment to the KeyCorp Excess Cash Balance Pension Plan (effective July 1, 1999), filed as Exhibit 10.27 to Form 10-K for the year ended December 31, 2013.*
10.20	Second Amendment to the KeyCorp Excess Cash Balance Pension Plan (effective January 1, 2003), filed as Exhibit 10.28 to Form 10-K for the year ended December 31, 2013.*
10.21	Restated Amendment to KeyCorp Excess Cash Balance Pension Plan (effective December 31, 2004), filed as Exhibit 10.26 to Form 10-K for the year ended December 31, 2014.*
10.22	Disability Amendment to KeyCorp Excess Cash Balance Pension Plan (effective December 31, 2007), filed as Exhibit 10.27 to Form 10-K for the year ended December 31, 2012.*
10.23	KeyCorp Second Excess Cash Balance Pension Plan (effective February 8, 2010), filed as Exhibit 10.28 to Form 10-K for the year ended December 31, 2014.*
10.24
Trust Agreement for certain amounts that may become payable to certain executives and directors of KeyCorp, dated April 1, 1997, and amended as of August 25, 2003, filed as Exhibit 10.32 to Form 10-K for the year ended December 31, 2013.*

10.25	KeyCorp 2013 Equity Compensation Plan (effective March 14, 2013), filed as Appendix A to Schedule 14A filed on March 29, 2013.*
10.26	KeyCorp Deferred Savings Plan (effective January 1, 2015), filed as Exhibit 10.31 to Form 10-K for the year ended December 31, 2014.*
10.27	KeyCorp Deferred Equity Allocation Plan (effective May 22, 2003), filed as Exhibit 10.32 to Form 10-K for the year ended December 31, 2014.*
10.28	Letter Agreement between Robert Morris and KeyCorp, dated as of May 28, 2015, filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2015.*
10.29	Form of Merger Integration Performance Shares Award Agreement, filed as Exhibit 10.32 to Form 10-K for the year ended December 31, 2015.*

10.30
Amended and Restated First Niagara Bank and First Niagara Financial Group, Inc. Directors Deferred Fees Plan, filed as Exhibit 10.28 to First Niagara Financial Group, Inc.’s Form 10-K for the year ended December 31, 2013.*

10.31	First Niagara Financial Group, Inc. Amended and Restated 2002 Long-Term Incentive Stock Benefit Plan.
10.32
Form of Executive Performance Based Restricted Stock Unit Agreement under First Niagara Financial Group, Inc. 2012 Equity Incentive Plan for CEO, filed as Exhibit 10.1 to First Niagara Financial Group, Inc.’s Form 10-Q for the quarter ended March 31, 2015.*

10.33
Form of Executive Time-vested Restricted Stock Unit Agreement under First Niagara Financial Group, Inc. 2012 Equity Incentive Plan for CEO, filed as Exhibit 10.2 to First Niagara Financial Group, Inc.’s Form 10-Q for the quarter ended March 31, 2015.*

10.34
Form of Stock Option Agreement under First Niagara Financial Group, Inc. 2012 Equity Incentive Plan, filed as Exhibit 10.11 to First Niagara Financial Group, Inc.’s Form 10-Q for the quarter ended March 31, 2013.*

10.35	First Niagara Financial Group, Inc. 2012 Equity Incentive Plan, filed as Appendix A to First Niagara Financial Group, Inc.’s Schedule 14A filed on March 15, 2012.*
10.36	First Niagara Financial Group, Inc. 2012 Equity Incentive Plan, Amendment Number One, filed as Appendix B to First Niagara Financial Group, Inc.’s Schedule 14A filed on March 31, 2014.*
10.37	First Niagara Financial Group, Inc. 2012 Equity Incentive Plan, Amendment Number Two, filed as Appendix C to First Niagara Financial Group, Inc.’s Schedule 14A filed on March 31, 2014.*
12	Computation of Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Label Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

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

ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

KEYCORP

/s/ Donald R. Kimble
Donald R. Kimble
Chief Financial Officer (Principal Financial Officer)
February 28, 2017

/s/ Douglas M. Schosser
Douglas M. Schosser
Chief Accounting Officer (Principal Accounting Officer)
February 28, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title

*Beth E. Mooney	Chairman, Chief Executive Officer (Principal Executive Officer), President and Director

*Donald R. Kimble	Chief Financial Officer (Principal Financial Officer)

*Douglas M. Schosser	Chief Accounting Officer (Principal Accounting Officer)

*Austin A. Adams	Director
*Bruce D. Broussard	Director
*Joseph A. Carrabba	Director
*Charles P. Cooley	Director
*Gary M. Crosby	Director
*Alexander M. Cutler	Director
*H. James Dallas	Director
*Elizabeth R. Gile	Director
*Ruth Ann M. Gillis	Director
*William G. Gisel, Jr.	Director
*Carlton L. Highsmith	Director
*Richard J. Hipple	Director
*Kristen L. Manos	Director
*Demos Parneros	Director
*Barbara R. Snyder	Director
*David K. Wilson	Director

/s/ Paul N. Harris
* By Paul N. Harris, attorney-in-fact
February 28, 2017