Form 10-Q
period 2017-03-31
KEYCORP /NEW/
filed 2017-05-05
CIK 91576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

Commission File Number 001-11302

Exact name of registrant as specified in its charter:

Ohio	34-6542451
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification Number:

127 Public Square, Cleveland, Ohio	44114-1306
Address of principal executive offices:	Zip Code:
(216) 689-3000
Registrant’s telephone number, including area code:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares with a par value of $1 each	1,096,107,344 shares
Title of class	Outstanding at May 3, 2017

KEYCORP

PART I. FINANCIAL INFORMATION

Throughout the Notes to Consolidated Financial Statements (Unaudited) and Management’s Discussion & Analysis of Financial Condition & Results of Operations, we use certain acronyms and abbreviations as defined in Note 1 (“Basis of Presentation and Accounting Policies”) that begins on page 9.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

in millions, except per share data	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Cash and due from banks	$549	$677
Short-term investments	2,525	2,775
Trading account assets	921	867
Securities available for sale	18,431	20,212
Held-to-maturity securities (fair value: $9,954 and $10,007)	10,186	10,232
Other investments	689	738
Loans, net of unearned income of $783 and $826	86,125	86,038
Less: Allowance for loan and lease losses	(870)	(858)
Net loans	85,255	85,180
Loans held for sale (a)	1,384	1,104
Premises and equipment	935	978
Operating lease assets	563	540
Goodwill	2,427	2,446
Other intangible assets	362	384
Corporate-owned life insurance	4,087	4,068
Derivative assets	578	803
Accrued income and other assets	4,064	3,864
Discontinued assets (including $3 and $3 of portfolio loans at fair value, see Note 12)	1,520	1,585
Total assets	$134,476	$136,453
LIABILITIES
Deposits in domestic offices:
NOW and money market deposit accounts	$55,095	$54,590
Savings deposits	6,306	6,491
Certificates of deposit ($100,000 or more)	5,859	5,483
Other time deposits	4,694	4,698
Total interest-bearing deposits	71,954	71,262
Noninterest-bearing deposits	32,028	32,825
Total deposits	103,982	104,087
Federal funds purchased and securities sold under repurchase agreements	442	1,502
Bank notes and other short-term borrowings	943	808
Derivative liabilities	255	636
Accrued expense and other liabilities	1,552	1,796
Long-term debt	12,324	12,384
Total liabilities	119,498	121,213
EQUITY
Preferred stock	1,025	1,665
Common shares, $1 par value; authorized 1,400,000,000 shares; issued 1,256,702,081, and 1,256,702,081 shares	1,257	1,257
Capital surplus	6,287	6,385
Retained earnings	9,584	9,378
Treasury stock, at cost (159,223,419 and 177,388,429 shares)	(2,623)	(2,904)
Accumulated other comprehensive income (loss)	(554)	(541)
Key shareholders’ equity	14,976	15,240
Noncontrolling interests	2	—
Total equity	14,978	15,240
Total liabilities and equity	$134,476	$136,453

(a)	Total loans held for sale include real estate — residential mortgage loans held for sale at fair value of $62 million at March 31, 2017, and December 31, 2016.
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Income

dollars in millions, except per share amounts	Three months ended March 31,
(Unaudited)	2017	2016
INTEREST INCOME
Loans	$877	$562
Loans held for sale	13	8
Securities available for sale	95	75
Held-to-maturity securities	51	24
Trading account assets	7	7
Short-term investments	3	4
Other investments	4	3
Total interest income	1,050	683
INTEREST EXPENSE
Deposits	58	31
Federal funds purchased and securities sold under repurchase agreements	1	—
Bank notes and other short-term borrowings	5	2
Long-term debt	68	46
Total interest expense	132	79
NET INTEREST INCOME	918	604
Provision for credit losses	63	89
Net interest income after provision for credit losses	855	515
NONINTEREST INCOME
Trust and investment services income	135	109
Investment banking and debt placement fees	127	71
Service charges on deposit accounts	87	65
Operating lease income and other leasing gains	23	17
Corporate services income	54	50
Cards and payments income	65	46
Corporate-owned life insurance income	30	28
Consumer mortgage income	6	2
Mortgage servicing fees	18	12
Net gains (losses) from principal investing	1	—
Other income (a)	31	31
Total noninterest income	577	431
NONINTEREST EXPENSE
Personnel	556	404
Net occupancy	87	61
Computer processing	60	43
Business services and professional fees	46	41
Equipment	27	21
Operating lease expense	19	13
Marketing	21	12
FDIC assessment	20	9
Intangible asset amortization	22	8
OREO expense, net	2	1
Other expense	153	90
Total noninterest expense	1,013	703
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	419	243
Income taxes	94	56
INCOME (LOSS) FROM CONTINUING OPERATIONS	325	187
Income (loss) from discontinued operations, net of taxes $0 and $0 (see Note 12)	—	1
NET INCOME (LOSS)	325	188
Less: Net income (loss) attributable to noncontrolling interests	1	—
NET INCOME (LOSS) ATTRIBUTABLE TO KEY	$324	$188
Income (loss) from continuing operations attributable to Key common shareholders	$296	$182
Net income (loss) attributable to Key common shareholders	296	183
Per common share:
Income (loss) from continuing operations attributable to Key common shareholders	$.28	$.22
Income (loss) from discontinued operations, net of taxes	—	—
Net income (loss) attributable to Key common shareholders (b)	.28	.22
Per common share — assuming dilution:
Income (loss) from continuing operations attributable to Key common shareholders	$.27	$.22
Income (loss) from discontinued operations, net of taxes	—	—
Net income (loss) attributable to Key common shareholders (b)	.27	.22
Cash dividends declared per common share	$.085	$.075
Weighted-average common shares outstanding (000)	1,068,609	827,381
Effect of convertible preferred stock	—	—
Effect of common share options and other stock awards	17,931	7,679
Weighted-average common shares and potential common shares outstanding (000) (c)	1,086,540	835,060

(a)
For the three months ended March 31, 2017, net securities gains totaled $1 million. For the three months ended March 31, 2016, net securities gains (losses) totaled less than $1 million. For the three months ended March 31, 2017, and March 31, 2016, we did not have any impairment losses related to securities.

(b)	EPS may not foot due to rounding.

(c)	Assumes conversion of common share options and other stock awards and/or convertible preferred stock, as applicable.
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Comprehensive Income

in millions	Three months ended March 31,
(Unaudited)	2017	2016
Net income (loss)	$325	$188
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale, net of income taxes of $4 and $76	6	128
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of ($15) and $34	(24)	58
Foreign currency translation adjustments, net of income taxes of $1 and $3	1	5
Net pension and postretirement benefit costs, net of income taxes of $2 and $4	4	1
Total other comprehensive income (loss), net of tax	(13)	192
Comprehensive income (loss)	312	380
Less: Comprehensive income attributable to noncontrolling interests	1	—
Comprehensive income (loss) attributable to Key	$311	$380

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Changes in Equity

	Key Shareholders’ Equity
dollars in millions, except per share amounts (Unaudited)	Preferred Shares Outstanding (000)	Common Shares Outstanding (000)	Preferred Stock	Common Shares	Capital Surplus	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
BALANCE AT DECEMBER 31, 2015	2,900	835,751	$290	$1,017	$3,922	$8,922	$(3,000)	$(405)	$13
Net income (loss)						188			—
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale, net of income taxes of $76								128
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of $34								58
Foreign currency translation adjustments, net of income taxes of $3								5
Net pension and postretirement benefit costs, net of income taxes of $4								1
Deferred compensation					(6)
Cash dividends declared on common shares ($.075 per share)						(63)
Cash dividends declared on Noncumulative Series A Preferred Stock ($1.9375 per share)						(5)
Common shares reissued (returned) for stock options and other employee benefit plans		6,539			(98)		112
Net contribution from (distribution to) noncontrolling interests									(8)
BALANCE AT MARCH 31, 2016	2,900	842,290	$290	$1,017	$3,818	$9,042	$(2,888)	$(213)	$5

BALANCE AT DECEMBER 31, 2016	17,421	1,079,314	$1,665	$1,257	$6,385	$9,378	$(2,904)	$(541)	$—
Net income (loss)						324			1
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale, net of income taxes of $4								6
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of ($15)								(24)
Foreign currency translation adjustments, net of income taxes of $1								1
Net pension and postretirement benefit costs, net of income taxes of $2								4
Deferred compensation					3
Cash dividends declared on common shares ($.085 per share)						(90)
Cash dividends declared on Noncumulative Series A Preferred Stock ($1.9375 per share)						(6)
Cash dividends declared on Noncumulative Series C Preferred Stock ($.539063 per share)						(7)
Cash dividends declared on Noncumulative Series D Preferred Stock ($12.50 per depository share)						(7)
Cash dividends declared on Noncumulative Series E Preferred Stock ($.395573 per depositary share)						(8)
Open market common share repurchases		(5,844)					(107)
Employee equity compensation program common share repurchases		(2,829)					(53)
Series A Preferred Stock exchanged for common shares	(2,900)	20,568	(290)		(49)		338
Redemption of Series C Preferred Stock	(14,000)		(350)
Common shares reissued (returned) for stock options and other employee benefit plans		6,270			(52)		103
Net contribution from (distribution to) noncontrolling interests									1
BALANCE AT MARCH 31, 2017	521	1,097,479	$1,025	$1,257	$6,287	$9,584	$(2,623)	$(554)	$2

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows

in millions	Three months ended March 31,
(Unaudited)	2017	2016
OPERATING ACTIVITIES
Net income (loss)	$325	$188
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for credit losses	63	89
Depreciation and amortization expense, net	100	62
Accretion of acquired loans	43	—
Increase in cash surrender value of corporate-owned life insurance	(28)	(25)
Stock-based compensation expense	27	19
FDIC reimbursement (payments), net of FDIC expense	(2)	1
Deferred income taxes (benefit)	137	50
Proceeds from sales of loans held for sale	2,334	1,110
Originations of loans held for sale, net of repayments	(2,562)	(1,153)
Net losses (gains) on sales of loans held for sale	(35)	(2)
Net losses (gains) from principal investing	(1)	—
Net losses (gains) and writedown on OREO	1	1
Net losses (gains) on leased equipment	(2)	—
Net securities losses (gains)	(1)	—
Net losses (gains) on sales of fixed assets	12	1
Net decrease (increase) in trading account assets	(54)	23
Other operating activities, net	(762)	9
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(405)	373
INVESTING ACTIVITIES
Net decrease (increase) in short-term investments, excluding acquisitions	250	(2,729)
Purchases of securities available for sale	(195)	(610)
Proceeds from sales of securities available for sale	912	—
Proceeds from prepayments and maturities of securities available for sale	1,061	722
Proceeds from prepayments and maturities of held-to-maturity securities	456	251
Purchases of held-to-maturity securities	(411)	(358)
Purchases of other investments	(2)	(18)
Proceeds from sales of other investments	51	24
Proceeds from prepayments and maturities of other investments	1	—
Net decrease (increase) in loans, excluding acquisitions, sales and transfers	(255)	(663)
Proceeds from sales of portfolio loans	37	40
Proceeds from corporate-owned life insurance	9	9
Purchases of premises, equipment, and software	(2)	(8)
Proceeds from sales of premises and equipment	—	—
Proceeds from sales of OREO	11	3
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,923	(3,337)
FINANCING ACTIVITIES
Net increase (decrease) in deposits, excluding acquisitions	(105)	2,336
Net increase (decrease) in short-term borrowings	(925)	84
Net proceeds from issuance of long-term debt	—	976
Payments on long-term debt	(10)	(498)
Open market common share repurchases	(107)	—
Employee equity compensation program common share repurchases	(53)	—
Redemption of Preferred Stock Series C	(350)	—
Net proceeds from reissuance of common shares	22	1
Cash dividends paid	(118)	(68)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,646)	2,831
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	(128)	(133)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	677	607
CASH AND DUE FROM BANKS AT END OF PERIOD	$549	$474
Additional disclosures relative to cash flows:
Interest paid	$151	$108
Income taxes paid (refunded)	(11)	13
Noncash items:
Reduction of secured borrowing and related collateral	$13	$21
Loans transferred to portfolio from held for sale	8	—
Loans transferred to held for sale from portfolio	25	—
Loans transferred to OREO	11	4

See Notes to Consolidated Financial Statements (Unaudited).

Notes to Consolidated Financial Statements (Unaudited)
1. Basis of Presentation and Accounting Policies

As used in these Notes, references to “Key,” “we,” “our,” “us,” and similar terms refer to the consolidated entity consisting of KeyCorp and its subsidiaries. KeyCorp refers solely to the parent holding company, and KeyBank refers to KeyCorp’s subsidiary, KeyBank National Association and its subsidiaries.

The acronyms and abbreviations identified below are used in the Notes to Consolidated Financial Statements (Unaudited) as well as in the Management’s Discussion & Analysis of Financial Condition & Results of Operations. You may find it helpful to refer back to this page as you read this report.

References to our “2016 Form 10-K” refer to our Form 10-K for the year ended December 31, 2016, which was filed with the U.S. Securities and Exchange Commission and is available on its website (www.sec.gov) and on our website
(www.key.com/ir).

AICPA: American Institute of Certified Public Accountants.	KCDC: Key Community Development Corporation.
ALCO: Asset/Liability Management Committee.	KEF: Key Equipment Finance.
ALLL: Allowance for loan and lease losses.	KPP: Key Principal Partners.
A/LM: Asset/liability management.	KREEC: Key Real Estate Equity Capital, Inc.
AOCI: Accumulated other comprehensive income (loss).	LCR: Liquidity coverage ratio.
APBO: Accumulated postretirement benefit obligation.	LIBOR: London Interbank Offered Rate.
Austin: Austin Capital Management, Ltd.	LIHTC: Low-income housing tax credit.
BHCs: Bank holding companies.	LTV: Loan-to-value.
Board: KeyCorp Board of Directors.	Moody’s: Moody’s Investor Services, Inc.
CCAR: Comprehensive Capital Analysis and Review.	MRM: Market Risk Management group.
CMBS: Commercial mortgage-backed securities.	N/A: Not applicable.
CME: Chicago Mercantile Exchange.	NASDAQ: The NASDAQ Stock Market LLC.
CMO: Collateralized mortgage obligation.	NAV: Net asset value.
Common Shares: KeyCorp common shares, $1 par value.	N/M: Not meaningful.
DIF: Deposit Insurance Fund of the FDIC.	NOW: Negotiable Order of Withdrawal.
Dodd-Frank Act: Dodd-Frank Wall Street Reform and	NPR: Notice of proposed rulemaking.
Consumer Protection Act of 2010.	NYSE: New York Stock Exchange.
EBITDA: Earnings before interest, taxes, depreciation, and	OCC: Office of the Comptroller of the Currency.
amortization.	OCI: Other comprehensive income (loss).
EPS: Earnings per share.	OREO: Other real estate owned.
ERISA: Employee Retirement Income Security Act of 1974.	OTTI: Other-than-temporary impairment.
ERM: Enterprise risk management.	PBO: Projected benefit obligation.
EVE: Economic value of equity.	PCI: Purchased credit impaired.
FASB: Financial Accounting Standards Board.	S&P: Standard and Poor’s Ratings Services, a Division
FDIC: Federal Deposit Insurance Corporation.	of The McGraw-Hill Companies, Inc.
Federal Reserve: Board of Governors of the Federal Reserve	SEC: U.S. Securities and Exchange Commission.
System.	Series A Preferred Stock: KeyCorp’s 7.750%
FHLB: Federal Home Loan Bank of Cincinnati.	Noncumulative Perpetual Convertible Preferred Stock,
FHLMC: Federal Home Loan Mortgage Corporation.	Series A.
FICO: Fair Isaac Corporation	SIFIs: Systemically important financial institutions
First Niagara: First Niagara Financial Group, Inc.	including BHCs with total consolidated assets of at least
(NASDAQ: FNFG).	$50 billion and nonbank financial companies designated
FNMA: Federal National Mortgage Association, or Fannie Mae.	by FSOC for supervision by the Federal Reserve.
FSOC: Financial Stability Oversight Council.	TDR: Troubled debt restructuring.
GAAP: U.S. generally accepted accounting principles.	TE: Taxable-equivalent.
GNMA: Government National Mortgage Association, or Ginnie	U.S. Treasury: United States Department of the Treasury.
Mae.	VaR: Value at risk.
ISDA: International Swaps and Derivatives Association.	VEBA: Voluntary Employee Beneficiary Association.
KAHC: Key Affordable Housing Corporation.	VIE: Variable interest entity.
KCC: Key Capital Corporation.

The consolidated financial statements include the accounts of KeyCorp and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Some previously reported amounts have been reclassified to conform to current reporting practices.

The consolidated financial statements include any voting rights entities in which we have a controlling financial interest. In accordance with the applicable accounting guidance for consolidations, we consolidate a VIE if we have: (i) a variable interest in the entity; (ii) the power to direct activities of the VIE that most significantly affect the entity’s economic performance; and (iii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE (i.e., we are considered to be the primary beneficiary). Variable interests can include equity interests, subordinated debt, derivative contracts, leases, service agreements, guarantees, standby letters of credit, loan commitments, and other contracts, agreements, and financial instruments. See Note 10 (“Variable Interest Entities”) for information on our involvement with VIEs.

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

We believe that the unaudited consolidated interim financial statements reflect all adjustments of a normal recurring nature and disclosures that are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our 2016 Form 10-K.

In preparing these financial statements, subsequent events were evaluated through the time the financial statements were issued. Financial statements are considered issued when they are widely distributed to all shareholders and other financial statement users, or filed with the SEC.

Accounting Guidance Adopted in 2017

Consolidation. In October 2016, the FASB issued new accounting guidance that amends the previous consolidation guidance issued in February 2015, to require a decision maker that holds an interest in a VIE through an entity under common control to only consider its proportionate indirect interest in the VIE in determining whether the decision maker is the VIE’s primary beneficiary. This new guidance eliminates the requirement that a decision maker treat the common control party’s interest in the VIE as if the decision maker held the interest itself, an approach referred to as “full attribution.” The new guidance was effective for interim and annual reporting periods beginning after December 15, 2016 (effective January 1, 2017, for us) on a retrospective basis. Early adoption was permitted. The adoption of this accounting guidance did not affect our financial condition or results of operations.

Stock-based compensation. In March 2016, the FASB issued new accounting guidance that simplifies the accounting for several aspects of share-based payment transactions, including the related income tax consequences, the classification of awards as either equity or liabilities, and the presentation on the statement of cash flows. This accounting guidance was effective for interim and annual reporting periods beginning after December 15, 2016 (effective January 1, 2017, for us). The method of transition was dependent upon the particular amendment within the new guidance. During the three months ended March 31, 2017, we recognized $18 million in excess tax benefits within “income taxes” on our income statement that pertained to share-based payment arrangements. In prior periods, such excess tax benefits were recorded within “capital surplus” on our balance sheet. Under the new guidance, generally, if our share price increases over an award’s vesting period, the resulting tax windfall will decrease “income taxes.” In a like manner, if our share price decreases over an award’s vesting period, the resulting tax shortfall will increase “income taxes.” This change also removed the impact of the excess tax benefits and deficiencies from the calculation of diluted EPS and is required to be applied on a prospective basis. The adoption of this accounting standard did not materially affect our statement of cash flows, nor did it affect retained earnings as of the beginning of the period of adoption. We elected to retain our existing accounting policy of estimating award forfeitures upon the award’s grant date.

Equity method investments. In March 2016, the FASB issued new accounting guidance that simplifies the transition to equity method accounting by eliminating the requirement for an investor to make retroactive adjustments to the investment, results of operations, and retained earnings on a step-by-step basis when an investment becomes qualified for equity method accounting. Instead, when an investment qualifies for the equity method due to an increase in ownership or degree of influence, an equity method investor is required to add the cost of acquiring the additional interest to the current basis of the previously held interest, and to adopt the equity method of accounting as of the date the investment becomes qualified for the equity method. This accounting guidance became effective prospectively for interim and annual reporting periods beginning after December 15, 2016 (effective January 1, 2017, for us). Early adoption was permitted. The adoption of this accounting guidance did not affect our financial condition or results of operations. This guidance will only affect our financial condition or results of operations if there is an applicable change in an investment resulting in the investment’s qualifying for equity method accounting.

Derivatives and hedging. In March 2016, the FASB issued new accounting guidance that requires an entity to use a four-step decision model when assessing contingent call (put) options that can accelerate the payment of principal on debt instruments to determine whether they are clearly and closely related to their debt hosts. This accounting guidance was effective for interim and annual reporting periods beginning after December 15, 2016 (effective January 1, 2017, for us) on a modified retrospective basis. Early adoption was permitted. The adoption of this accounting guidance did not affect our financial condition or results of operations.

Derivatives and hedging. In March 2016, the FASB issued new accounting guidance that clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, by itself, require dedesignation, but all other hedge accounting criteria must be met. This accounting guidance was effective for interim and annual reporting periods beginning after December 15, 2016 (effective January 1, 2017, for us) and was implemented using a prospective method. Early adoption was permitted. The adoption of this accounting guidance did not affect our financial condition or results of operations.

Accounting Guidance Pending Adoption at March 31, 2017

Receivables. In March 2017, the FASB issued new accounting guidance that shortens the amortization period to the earliest call date for certain callable debt securities held at a premium. Securities held at a discount will continue to be amortized to maturity. This accounting guidance is effective for interim and annual reporting periods beginning after December 15, 2018 (effective January 1, 2019, for us). The guidance should be applied on a modified retrospective basis using a cumulative-effect adjustment. Early adoption is permitted. We are currently evaluating the impact that this accounting guidance may have on our financial condition or results of operations.

Compensation. In March 2017, the FASB issued new accounting guidance that requires service cost to be included in the same line item as certain other compensation costs related to services rendered by employees. We record compensation costs under personnel expense on the income statement. Other elements of net benefit cost should be presented separately. This accounting guidance is effective for interim and annual reporting periods beginning after December 15, 2017 (effective January 1, 2018, for us). The guidance should be applied on a retrospective basis. Early adoption is permitted within the first interim period if the entity issues interim financial statements. We are currently evaluating the impact that this accounting guidance may have on our financial condition or results of operations.

Other income. In February 2017, the FASB issued new accounting guidance that clarifies the scope of asset derecognition guidance and accounting for partial sales of nonfinancial assets. The guidance clarifies that financial assets may be within scope of the derecognition guidance if they are promised to a counterparty in a contract and substantially all the fair value of the assets in the contract are concentrated in nonfinancial assets, which are collectively referred to as in substance nonfinancial assets. The guidance requires entities to derecognize a nonfinancial asset or in substance nonfinancial asset when a counterparty obtains controls of it, and in a partial sale transaction when it does not have a controlling financial interest in the legal entity that holds the asset and when it transfers control of the asset. This accounting guidance is effective for interim and annual reporting periods beginning after December 15, 2017 (effective January 1, 2018, for us). The guidance may be applied on a retrospective or modified retrospective basis. Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact that this accounting guidance may have on our financial condition or results of operations.

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

Business combinations. In January 2017, the FASB issued accounting guidance that clarifies the definition of a business and removes the requirement for a market participant to consider whether it could replace missing elements in an integrated set of assets and activities. The guidance states that if substantially all of the fair value of the assets acquired or disposed of is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This accounting guidance will be effective for annual and interim reporting periods beginning after December 15, 2017 (effective January 1, 2018, for us) and should be implemented using a prospective approach. Early application is allowed for transactions for which the acquisition date occurs before the issuance date or effective date of the amendments, as long as the transaction has not been reported in financial statements that have been issued or made available for issuance, and for transactions in which a subsidiary is deconsolidated or a group of assets is derecognized that occurs before the issuance date or effective date of the amendments, as long as the transaction has not been reported in financial statements that have been issued or made available for issuance. This guidance will not affect our financial condition or results of operations unless we acquire or dispose of a business subsequent to the date of adoption.

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

Income taxes. In October 2016, the FASB issued accounting guidance requiring an entity to recognize any deferred taxes from an intra-entity transfer of an asset other than inventory when the transfer occurs. This accounting guidance will be effective for annual and interim reporting periods beginning after December 15, 2017 (effective January 1, 2018, for us) and should be implemented using a modified retrospective approach. Early adoption is permitted but only as of the beginning of an annual reporting period for which financial statements have not yet been issued. The adoption of this accounting guidance is not expected to have a material effect on our financial condition or results of operations.

Statement of cash flows. In August 2016, the FASB issued new accounting guidance that clarifies how cash receipts and cash payments in certain specific transactions should be presented and classified in the statement of cash flows. These specific transactions include, but are not limited to, debt prepayment or extinguishment costs, contingent considerations made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, and distributions from equity method investees. This guidance also clarifies that in instances of cash flows with multiple aspects that cannot be separately identified, classification should be based on the activity that is likely to be the predominant source of or use of cash flow. This accounting guidance will be effective for interim and annual reporting periods beginning after December 15, 2017 (effective January 1, 2018, for us) and should be implemented using a retrospective approach. Early adoption is permitted. The adoption of this accounting guidance may affect the presentation in our Consolidated Statements of Cash Flows.

Financial instruments. In June 2016, the FASB issued new accounting guidance that changes the methodology for recognizing credit losses related to financial instruments. Under current GAAP, a credit loss is not recognized until it is probable that the loss has been incurred. The new accounting guidance eliminates that threshold and expands the information required for an entity to consider when developing an estimate of expected credit losses, including the use of forecast information. Entities will be required to present financial assets measured on an amortized cost basis at the net amount that is expected to be collected. This new guidance will impact the accounting for our loans, debt securities available for sale, and liability for credit losses on unfunded lending-related commitments, as well as purchased financial assets with a more-than-insignificant amount of credit deterioration since origination. This accounting guidance will be effective for interim and annual reporting periods beginning after December 15, 2019 (effective January 1, 2020, for us). Early adoption is permitted but only for interim and annual reporting periods beginning after December 15, 2018. This guidance must be implemented using a modified retrospective basis except that a prospective approach must be used for debt securities for which an other-than-temporary impairment had been recognized before the effective date. A prospective transition approach also should be used for purchased financial assets with credit deterioration. We are currently evaluating the impact that this accounting guidance may have on our financial condition or results of operations and related disclosures.

Leases. In February 2016, the FASB issued new accounting guidance that requires a lessee to recognize a liability to make lease payments, and a right-of-use asset representing its right to use an underlying asset during the lease term for both finance and operating leases. The definition of a lease was modified to exemplify the concept of control over an asset identified in the lease. Lease classification criteria remain substantially similar to criteria in current lease guidance. The guidance defines which payments can be used in determining lease classification. For short-term leases with a term of 12 months or less, lessees can make a policy election not to recognize lease assets and lease liabilities. Lessor accounting is largely unchanged. Leveraged leases that commenced before the effective date of the new guidance are grandfathered. New disclosures are required, and certain practical expedients are allowed upon adoption. This accounting and disclosure guidance will be effective for interim and annual reporting periods beginning after December 15, 2018 (effective January 1, 2019, for us) and should be implemented using the modified retrospective approach. Early adoption is permitted. We are currently in the early stages of implementation and are working to identify our complete lease population, including potential embedded leases. We expect the adoption of this standard to result in additional assets and liabilities, as we will be required to recognize operating leases on our Consolidated Balance Sheet. Other implementation matters to be addressed include, but are not limited to, the determination of effects on our financial and capital ratios and the quantification of the impacts that this accounting guidance may have on our financial condition or results of operations.

Financial instruments. In January 2016, the FASB issued new accounting guidance that requires equity investments, except those accounted for under the equity method of accounting or consolidated, to be measured at fair value with changes recognized in net income. If there is no readily determinable fair value, the guidance allows entities the ability to measure investments at cost less impairment, whereby impairment is based on a qualitative assessment. The guidance eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost and changes the presentation of financial assets and financial liabilities on the balance sheet or in the footnotes. If an entity has elected the fair value option to measure liabilities, the new accounting guidance requires the portion of the change in the fair value of a liability resulting from credit risk to be presented in OCI. We have not elected to measure any of our liabilities at fair value, and therefore, this aspect of the guidance is not applicable to us. This accounting and disclosure guidance will be effective for interim and annual reporting periods beginning after December 15, 2017 (effective January 1, 2018, for us). For the guidance that is applicable to us, the accounting will be implemented on a modified retrospective basis though a cumulative-effect adjustment to the balance sheet, except for the guidance related to equity securities without readily determinable fair values, which should be applied on a prospective basis. Except under certain instances, early adoption is not permitted. We are currently evaluating the impact that this accounting guidance may have on our financial condition or results of operations.

Revenue recognition. In May 2014, the FASB issued new accounting guidance that revises the criteria for determining when to recognize revenue from contracts with customers and expands disclosure requirements. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step model to be followed in making this determination. This accounting guidance can be implemented using either a retrospective method or a cumulative-effect approach. In August 2015, the FASB issued an update that defers the effective date of the revenue recognition guidance by one year. This new guidance will be effective for interim and annual reporting periods beginning after December 15, 2017 (effective January 1, 2018, for us). Early adoption is permitted but only for interim and annual reporting periods beginning after December 15, 2016. We have elected to implement this new accounting guidance using a cumulative-effect approach. We have already identified the revenue line items within scope of the new guidance and are currently in the process of performing an in-depth assessment, though our preliminary analysis suggests that the adoption of this accounting guidance is not expected to have a material effect on our financial condition nor results of operations. We are also evaluating the related disclosures. There are many aspects of this new accounting guidance that are still being interpreted, and the FASB has issued updates to certain aspects of the guidance to address implementation issues. For example, the FASB issued accounting guidance in March 2016 to clarify principal-versus-agent considerations, and additional guidance in April 2016 to clarify the identification of performance obligations and the licensing implementation guidance. In May 2016, the FASB issued narrow-scope improvements related to collectability, sales tax and noncash consideration, and practical expedients for contract modifications and completed contracts. In December 2016, the FASB issued additional technical corrections and improvements. While certain implementation issues relevant to the industry are still pending resolution, including trade date versus settlement date recognition for broker-dealers and the applicability of interchange revenues for card-issuing banks, our preliminary conclusions reached as to the application of the new guidance are not expected to be significantly affected. We will continue to evaluate any impact as additional guidance is issued and as our internal assessment progresses.

2. Business Combination

First Niagara

On August 1, 2016 (the “Acquisition Date”), we acquired all of the outstanding common shares of First Niagara, the parent company of First Niagara Bank, for total consideration of approximately $4.0 billion and thereby acquired First Niagara Bank’s approximately 390 branch locations across New York, Pennsylvania, Connecticut, and Massachusetts. The merger with First Niagara enabled us to expand in the New England market and into the Pennsylvania market, improve our core deposit base, and add additional scale in our banking operations. The results of First Niagara’s operations are included in our consolidated financial statements from the Acquisition Date.

Under the terms of the merger agreement, each outstanding share of First Niagara common stock was converted into the right to receive 0.680 KeyCorp Common Shares and $2.30 in cash, for a total per-share value of $10.26, based on the $11.70 closing price of KeyCorp’s stock on July 29, 2016. In the aggregate, First Niagara stockholders received 240 million shares of KeyCorp common stock. Also under the terms of the merger agreement, First Niagara employee stock options and restricted stock awards converted into options to purchase and receive KeyCorp common stock. These options and restricted stock awards had a fair value of $26 million on the Acquisition Date. Our methodology for valuing employee stock options is disclosed in Note 16 (“Stock-Based Compensation”) under the heading “Stock Options” on page 179 of our 2016 Form 10-K. Our methodology for valuing restricted stock awards is disclosed in Note 16 (“Stock-Based Compensation”) under the heading “Long-Term Incentive Compensation Program” on page 180 of our 2016 Form 10-K.

In addition, at the time of the merger, each share of First Niagara preferred stock, Series B, was converted into the right to receive a share of KeyCorp preferred stock, Series C, a newly created series of KeyCorp preferred stock. Additional information on this series of preferred stock is provided in Note 18 (“Shareholders' Equity”) of this report.

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

in millions
Consideration paid:
KeyCorp common stock issued		$2,831
Cash payments to First Niagara stockholders		811
Exchange of First Niagara preferred stock for KeyCorp preferred stock		350
Total consideration paid		$3,992

Statement of Net Assets Acquired at Fair Value:
ASSETS
Cash and due from banks and short-term investments	$620
Investment securities	9,012
Other investments	297
Loans	23,645
Premises and equipment	245
Other intangible assets	385
Accrued income and other assets	1,449
Total assets	$35,653

LIABILITIES
Deposits	$28,994
Bank notes and other short-term borrowings	2,698
Accrued expense and other liabilities	490
Long-term debt	846
Total liabilities	$33,028

Net identifiable assets acquired		2,625
Goodwill		$1,367

Measurement Period Adjustments

We estimated the fair value of loans acquired from First Niagara by utilizing the discounted cash flow method within the income approach. This methodology aggregates the purchased loans by category and risk rating. Cash flows for each category were determined by estimating future credit losses and the rate of prepayments. Projected monthly cash flows were then discounted to present value based on a market rate for similar loans. There was no carryover of First Niagara’s ALLL associated with the loans we acquired. The valuation of the acquired loans was not final prior to December 31, 2016, due to the relatively short time frame in which we had to complete the acquisition as well as the complexity involved in valuing loans. An estimate was recorded during the third quarter of 2016 based on the results of a valuation exercise conducted as of December 31, 2015, and applied to the August 1, 2016, balance of loans acquired from First Niagara.

During the fourth quarter of 2016, and the first quarter of 2017, we continued to analyze the valuations assigned to the acquired assets and assumed liabilities. Our third-party valuation firm provided revised valuations for loans based on the August 1, 2016 balances, which affected the valuation estimates for loans and unfunded lending-related commitments. Due to the complexity in valuing the loans and the significant amount of data inputs required, the valuation of the loans, including unfunded lending-related commitments, is not yet final. As a result of revising the loan valuation, including unfunded commitments, the purchase accounting accretion and unfunded commitment amortization amounts are also subject to change. We anticipate finalizing the valuation during the second quarter of 2017. In addition, adjustments were made to certain tax balances based on new information resulting in the revised fair values displayed below. Based on the revised valuations and new information, we updated our estimated fair values of these items within our Consolidated Balance Sheet with a corresponding adjustment to goodwill. These changes are reflected in the following table:

in millions
Acquired Asset or Liability	Balance Sheet Line Item	Provisional Estimate	Revised Estimate	Increase (Decrease)
Tax adjustment on previous fair value measurements (a)	Accrued income and other assets	$175	$194	$19

(a)	The tax adjustment on previous fair value measurements did not have any impact on the income statement for the three months ended March 31, 2017.

The following table presents the PCI loans receivable balance at the First Niagara Acquisition Date:

in millions	PCI
Contractual required payments receivable	$1,378
Nonaccretable difference	189
Expected cash flows	1,189
Accretable yield	205
Fair value	$984

At the First Niagara Acquisition Date, the contractually-required payments receivable on the purchased performing loans totaled $22.6 billion, with a corresponding estimated fair value of $22.2 billion. The estimated cash flows not expected to be collected at the Acquisition Date were $399 million. These amounts do not include loans held for sale and the loans that were divested as part of the 18 First Niagara Bank branches that were sold on September 9, 2016.

Intangible assets consisted of the core deposit intangible, the commercial purchased credit card relationships, the consumer purchased credit card relationships, and other intangible assets. The core deposit intangible asset of $356 million recognized as part of the First Niagara merger is being amortized over its estimated useful life of approximately ten years utilizing an accelerated method. The commercial purchased credit card relationships recognized as part of the First Niagara merger are being amortized over their estimated useful life of approximately six years utilizing an accelerated method. The consumer purchased credit card relationships recognized as part of the First Niagara merger are being amortized over their estimated useful life of approximately nine years utilizing an accelerated method.

Goodwill of $1.4 billion was recorded as a result of the transaction and is not amortized for book purposes. Of this total, $1.1 billion of goodwill was assigned to our Key Community Bank segment and $273 million of goodwill was assigned to our Key Corporate Bank segment. The goodwill recorded is not deductible for tax purposes. The following table shows the changes in the carrying amount of goodwill by reporting unit.

	Key	Key
	Community	Corporate
in millions	Bank	Bank	Total
BALANCE AT DECEMBER 31, 2015	$979	$81	$1,060
Acquisition of First Niagara	1,109	277	1,386
BALANCE AT DECEMBER 31, 2016	2,088	358	2,446
Tax adjustment on previous fair value measurements	(15)	(4)	(19)
BALANCE AT MARCH 31, 2017	$2,073	$354	$2,427

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

Direct acquisition costs related to the First Niagara acquisition were expensed as incurred and amounted to less than $1 million for the three months ended March 31, 2017. These direct acquisition costs are part of our total merger-related charges.

The following table presents unaudited pro forma information as if the acquisition of First Niagara had occurred on January 1, 2015. This pro forma information gives effect to certain adjustments, including purchase accounting fair value adjustments, amortization of core deposit and other intangibles, and related income tax effects. Merger-related charges related to the First Niagara merger that we incurred during the three months ended March 31, 2016, are not reflected in the unaudited pro forma amounts. The pro forma information does not necessarily reflect the results of operations that would have occurred had KeyCorp merged with First Niagara at the beginning of 2015. Cost savings are also not reflected in the unaudited pro forma amounts for the three months ended March 31, 2016.

Pro forma
in millions	Three months ended March 31, 2016
Net interest income (TE)	$886
Noninterest income	506
Net income (loss) attributable to common shareholders	245

3. Earnings Per Common Share

Basic earnings per share is the amount of earnings (adjusted for dividends declared on our preferred stock) available to each common share outstanding during the reporting periods. Diluted earnings per share is the amount of earnings available to each common share outstanding during the reporting periods adjusted to include the effects of potentially dilutive common shares. Potentially dilutive common shares include stock options and other stock-based awards. Potentially dilutive common shares are excluded from the computation of diluted earnings per share in the periods where the effect would be antidilutive.

On March 20, 2017, all outstanding Series A Preferred Stock was converted into KeyCorp common shares. Prior to this conversion, for diluted earnings per share, net income available to common shareholders could have been affected by the conversion of our convertible Series A Preferred Stock. Where the effect of this conversion would have been dilutive, net income available to common shareholders was adjusted by the amount of preferred dividends associated with our Series A Preferred Stock.

Our basic and diluted earnings per common share are calculated as follows:

	Three months ended March 31,
dollars in millions, except per share amounts	2017	2016
EARNINGS
Income (loss) from continuing operations	$325	$187
Less: Net income (loss) attributable to noncontrolling interests	1	—
Income (loss) from continuing operations attributable to Key	324	187
Less: Dividends on Preferred Stock	28	5
Income (loss) from continuing operations attributable to Key common shareholders	296	182
Income (loss) from discontinued operations, net of taxes (a)	—	1
Net income (loss) attributable to Key common shareholders	$296	$183
WEIGHTED-AVERAGE COMMON SHARES
Weighted-average common shares outstanding (000)	1,068,609	827,381
Effect of convertible preferred stock	—	—
Effect of common share options and other stock awards	17,931	7,679
Weighted-average common shares and potential common shares outstanding (000) (b)	1,086,540	835,060
EARNINGS PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.28	$.22
Income (loss) from discontinued operations, net of taxes (a)	—	—
Net income (loss) attributable to Key common shareholders (c)	.28	.22
Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$.27	$.22
Income (loss) from discontinued operations, net of taxes (a)	—	—
Net income (loss) attributable to Key common shareholders — assuming dilution (c)	.27	.22

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

(b)	Assumes conversion of common share options and other stock awards and/or convertible preferred stock, as applicable.

(c)	EPS may not foot due to rounding.

4. Loans and Loans Held for Sale

in millions	March 31, 2017	December 31, 2016
Commercial and industrial (a)	$40,112	$39,768
Commercial real estate:
Commercial mortgage	15,260	15,111
Construction	2,270	2,345
Total commercial real estate loans	17,530	17,456
Commercial lease financing (b)	4,665	4,685
Total commercial loans	62,307	61,909
Residential — prime loans:
Real estate — residential mortgage	5,507	5,547
Home equity loans	12,541	12,674
Total residential — prime loans	18,048	18,221
Consumer direct loans	1,735	1,788
Credit cards	1,037	1,111
Consumer indirect loans	2,998	3,009
Total consumer loans	23,818	24,129
Total loans (c), (d)	$86,125	$86,038

(a)	Loan balances include $114 million and $116 million of commercial credit card balances at March 31, 2017, and December 31, 2016, respectively.

(b)
Commercial lease financing includes receivables held as collateral for a secured borrowing of $55 million and $68 million at March 31, 2017, and December 31, 2016, respectively. Principal reductions are based on the cash payments received from these related receivables. Additional information pertaining to this secured borrowing is included in Note 19 (“Long-Term Debt”) beginning on page 191 of our 2016 Form 10-K.

(c)
At March 31, 2017, total loans include purchased loans of $19 billion of which $812 million were PCI loans. At December 31, 2016, total loans include purchased loans of $21 billion, of which $865 million were PCI loans.

(d)
Total loans exclude loans of $1.5 billion at March 31, 2017, and $1.6 billion at December 31, 2016, related to the discontinued operations of the education lending business. Additional information pertaining to these loans is provided in Note 12 (“Acquisition, Divestiture, and Discontinued Operations”).

Our loans held for sale are summarized as follows:

in millions	March 31, 2017	December 31, 2016
Commercial and industrial	$171	$19
Real estate — commercial mortgage	1,150	1,022
Real estate — construction	—	1
Commercial lease financing	1	—
Real estate — residential mortgage (a)	62	62
Total loans held for sale	$1,384	$1,104

(a)
Real estate — residential mortgage loans held for sale are held at fair value at March 31, 2017, and December 31, 2016. The fair value option was elected for real estate — residential mortgage loans held for sale during the third quarter of 2016 with the First Niagara acquisition. The contractual amount due on these loans totaled $62 million at March 31, 2017, and December 31, 2016. Changes in fair value are recorded in “Consumer mortgage income” on the income statement. Additional information regarding residential mortgage loans held for sale fair value methodology is provided in Note 6 (“Fair Value Measurements”).

Our quarterly summary of changes in loans held for sale is provided below:

in millions	March 31, 2017	December 31, 2016
Balance at beginning of the period	$1,104	$1,137
New originations	2,563	2,846
Transfers from (to) held to maturity, net	17	11
Loan sales	(2,299)	(2,889)
Loan draws (payments), net	(1)	(1)
Balance at end of period (a)	$1,384	$1,104

(a)	Total loans held for sale include real estate — residential mortgage loans held for sale at fair value of $62 million at March 31, 2017, and December 31, 2016.

5. Asset Quality

We assess the credit quality of the loan portfolio by monitoring net credit losses, levels of nonperforming assets, delinquencies, and credit quality ratings as defined by management. Nonperforming loans are loans for which we do not accrue interest income, and include commercial and consumer loans and leases, as well as current year TDRs and nonaccruing TDR loans from prior years. Nonperforming assets include nonperforming loans, nonperforming loans held for sale, OREO, and other nonperforming assets. Nonimpaired acquired loans are placed on nonaccrual status and reported as nonperforming or past due using the same criteria applied to the originated portfolio. PCI loans cannot be classified as nonperforming loans or TDRs.

Our nonperforming assets and past due loans were as follows:

in millions	March 31, 2017	December 31, 2016
Total nonperforming loans (a)	$573	$625
OREO (b)	49	51
Other nonperforming assets	1	—
Total nonperforming assets	$623	$676
Nonperforming assets from discontinued operations—education lending (c)	$4	$5
TDRs included in nonperforming loans	161	141
TDRs with an allocated specific allowance (d)	84	59
Specifically allocated allowance for restructured loans (e)	30	27
Accruing loans past due 90 days or more	$79	$87
Accruing loans past due 30 through 89 days	312	404

(a)	Nonperforming loan balances exclude $812 million and $865 million of PCI loans at March 31, 2017, and December 31, 2016, respectively.

(b)	Includes carrying value of foreclosed residential real estate of approximately $31 million and $29 million at March 31, 2017 and December 31, 2016, respectively.

(c)
Restructured loans of approximately $23 million and $22 million are included in discontinued operations at March 31, 2017, and December 31, 2016, respectively. See Note 12 (“Acquisition, Divestiture, and Discontinued Operations”) for further discussion.

(d)	Included in individually impaired loans allocated a specific allowance.

(e)	Included in allowance for individually evaluated impaired loans.

We evaluate purchased loans for impairment in accordance with the applicable accounting guidance. Purchased loans that have evidence of deterioration in credit quality since origination and for which it is probable, at acquisition, that all contractually required payments will not be collected are deemed PCI. Several factors are considered when evaluating whether a loan is considered a PCI loan, including the delinquency status of the loan, updated borrower credit status, geographic information, and updated LTV ratios. In accordance with ASC 310-30, excluded from the purchased impaired loans are leases, revolving credit arrangements, and loans held for sale.

We estimated the fair value of loans acquired from First Niagara by utilizing the discounted cash flow method within the income approach. See Note 2 (“Business Combination”) for further discussion of the fair value methodology used. There was no carryover of First Niagara’s ALLL associated with the loans we acquired.

The excess of a PCI loan’s contractually required payments over the amount of its undiscounted cash flows expected to be collected is referred to as the nonaccretable difference. The nonaccretable difference, which is not accreted into income, reflects estimated future credit losses and uncollectible contractual interest expected to be incurred over the life of the PCI loan or pool. The excess of cash flows expected to be collected over the carrying amount of the PCI loans or pools is referred to as the accretable yield. This amount is accreted into interest income over the remaining life of the PCI loans or pools using the level yield method.

Over the life of PCI loans or pools, Key evaluates the remaining contractually required payments receivable and estimates cash flows expected to be collected. Contractually required payments receivable may increase or decrease for a variety of reasons, such as, when the contractual terms of the loan agreement are modified, when interest rates on variable rate loans change, or when principal and/or interest payments are received. Cash flows expected to be collected on PCI loans are estimated by incorporating several primary assumptions similar to the initial estimate of fair value. These primary assumptions include probability of default, loss given default, and the amount of actual prepayments after the Acquisition Date. Increases in expected cash flows of PCI loans or pools subsequent to acquisition are recognized prospectively through adjustment of the yield on the loans or pools over its remaining life, while decreases in expected cash flows are recognized as impairment through a provision for credit losses and an increase in the ALLL.

The difference between the fair value of a nonimpaired acquired loan and contractual amounts due at the Acquisition Date is accreted into income over the estimated life of the loan or pool. Contractually required payments represent the total undiscounted amount of all uncollected principal and interest payments.

The following table presents the PCI loans receivable balance at the First Niagara Acquisition Date:

August 1, 2016	PCI
in millions
Contractual required payments receivable	$1,378
Nonaccretable difference	189
Expected cash flows	1,189
Accretable yield	205
Fair value	$984

At the First Niagara Acquisition Date, the contractual required payments receivable on the purchased non-impaired loans totaled $22.6 billion, with a corresponding estimated fair value of $22.2 billion. The estimated cash flows not expected to be collected at the Acquisition Date were $399 million. These amounts do not include loans held for sale and the loans that were divested as part of the 18 branches that were sold on September 9, 2016.

In addition to the PCI loans acquired with the First Niagara acquisition in the third quarter of 2016, Key has PCI loans from an earlier acquisition in 2012. At the 2012 acquisition date, the estimated gross contractual amount receivable of all PCI loans totaled $41 million. The estimated cash flows not expected to be collected (the nonaccretable amount) were $11 million, and the accretable amount was approximately $5 million. The following tables present the roll-forward of the accretable yield and the beginning and ending outstanding unpaid principal balance and carrying amount of all PCI loans for the three months ended March 31, 2017, and the twelve months ended December 31, 2016.

	Three months ended March 31,			Twelve months ended December 31,
	2017			2016
in millions	Accretable Yield	Carrying Amount	Outstanding Unpaid Principal Balance	Accretable Yield	Carrying Amount	Outstanding Unpaid Principal Balance
Balance at beginning of period	$197	$865	$1,002	$5	$11	$17
Additions	—			205
Accretion	(19)			(29)
Net reclassifications from nonaccretable to accretable	25			35
Payments received, net	(11)			(19)
Disposals	—			—
Balance at end of period	$192	$812	$930	$197	$865	$1,002

At March 31, 2017, the approximate carrying amount of our commercial nonperforming loans outstanding represented 75% of their original contractual amount owed, total nonperforming loans outstanding represented 79% of their original contractual amount owed, and nonperforming assets in total were carried at 79% of their original contractual amount owed. At March 31, 2017, our 20 largest nonperforming loans totaled $228 million, representing 40% of total loans on nonperforming status.

Nonperforming loans and loans held for sale reduced expected interest income by $6 million for the three months ended March 31, 2017, and $5 million for the three months ended March 31, 2016.

The following tables set forth a further breakdown of individually impaired loans as of March 31, 2017, and December 31, 2016:

March 31, 2017	Recorded Investment (a)	Unpaid Principal Balance (b)	Specific Allowance
in millions
With no related allowance recorded:
Commercial and industrial	$152	$217	—
Commercial real estate:
Commercial mortgage	1	3	—
Total commercial real estate loans	1	3	—
Total commercial loans	153	220	—
Real estate — residential mortgage	20	20	—
Home equity loans	60	60	—
Consumer indirect loans	2	2	—
Total consumer loans	82	82	—
Total loans with no related allowance recorded	235	302	—
With an allowance recorded:
Commercial and industrial	85	90	$16
Commercial real estate:
Commercial mortgage	15	15	3
Total commercial real estate loans	15	15	3
Total commercial loans	100	105	19
Real estate — residential mortgage	30	30	2
Home equity loans	64	64	17
Consumer direct loans	3	3	—
Credit cards	3	3	—
Consumer indirect loans	33	33	1
Total consumer loans	133	133	20
Total loans with an allowance recorded	233	238	39
Total	$468	$540	$39

(a)
The Recorded Investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on our Consolidated Balance Sheet.

(b)	The Unpaid Principal Balance represents the customer’s legal obligation to us.

December 31, 2016	Recorded Investment (a)	Unpaid Principal Balance (b)	Specific Allowance
in millions
With no related allowance recorded:
Commercial and industrial	$222	$301	—
Commercial real estate:
Commercial mortgage	2	3	—
Total commercial real estate loans	2	3	—
Total commercial loans	224	304	—
Real estate — residential mortgage	20	20	—
Home equity loans	61	61	—
Consumer indirect loans	1	1	—
Total consumer loans	82	82	—
Total loans with no related allowance recorded	306	386	—
With an allowance recorded:
Commercial and industrial	62	73	$17
Commercial real estate:
Commercial mortgage	4	4	—
Total commercial real estate loans	4	4	—
Total commercial loans	66	77	17
Real estate — residential mortgage	31	31	2
Home equity loans	64	64	18
Consumer direct loans	2	3	—
Credit cards	3	3	—
Consumer indirect loans	29	29	1
Total consumer loans	129	130	21
Total loans with an allowance recorded	195	207	38
Total	$501	$593	$38

(a)
The Recorded Investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on our Consolidated Balance Sheet.

(b)	The Unpaid Principal Balance represents the customer’s legal obligation to us.

The following table sets forth a further breakdown of the average recorded investment for individually impaired loans reported by Key:

Average Recorded Investment (a)	Three Months Ended March 31,
in millions	2017	2016
Commercial and industrial	$260	$215
Commercial real estate:
Commercial mortgage	10	9
Construction	—	6
Total commercial real estate loans	10	15
Total commercial loans	270	230
Real estate — residential mortgage	51	55
Home equity loans	125	129
Consumer direct loans	3	1
Credit cards	2	3
Consumer indirect loans	33	39
Total consumer loans	214	227
Total	$484	$457

(a)
The Recorded Investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on our Consolidated Balance Sheet.

For the three months ended March 31, 2017, and March 31, 2016, interest income recognized on the outstanding balances of accruing impaired loans totaled $3 million and $4 million, respectively.

At March 31, 2017, aggregate restructured loans (accrual and nonaccrual loans) totaled $302 million, compared to $280 million at December 31, 2016. During the first three months of 2017, we added $47 million in restructured loans, which were partially offset by $25 million in payments and charge-offs. During 2016, we added $107 million in restructured loans, which were offset by $107 million in payments and charge-offs.

A further breakdown of TDRs included in nonperforming loans by loan category as of March 31, 2017, follows:

March 31, 2017	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
dollars in millions
LOAN TYPE
Nonperforming:
Commercial and industrial	20	$100	$66
Commercial real estate:
Commercial mortgage	7	5	4
Total commercial real estate loans	7	5	4
Total commercial loans	27	105	70
Real estate — residential mortgage	267	16	16
Home equity loans	1,186	72	64
Consumer direct loans	40	1	1
Credit cards	288	2	1
Consumer indirect loans	522	10	9
Total consumer loans	2,303	101	91
Total nonperforming TDRs	2,330	206	161
Prior-year accruing:(a)
Commercial and industrial	4	29	16
Total commercial loans	4	29	16
Real estate — residential mortgage	526	35	35
Home equity loans	1,240	75	61
Consumer direct loans	32	2	1
Credit cards	440	3	1
Consumer indirect loans	365	55	27
Total consumer loans	2,603	170	125
Total prior-year accruing TDRs	2,607	199	141
Total TDRs	4,937	$405	$302

(a)	All TDRs that were restructured prior to January 1, 2017, and are fully accruing.

A further breakdown of TDRs included in nonperforming loans by loan category as of December 31, 2016, follows:

December 31, 2016	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
dollars in millions
LOAN TYPE
Nonperforming:
Commercial and industrial	18	$91	$50
Commercial real estate:
Commercial mortgage	7	2	1
Total commercial real estate loans	7	2	1
Total commercial loans	25	93	51
Real estate — residential mortgage	264	16	16
Home equity loans	1,199	77	69
Consumer direct loans	32	1	—
Credit cards	336	2	2
Consumer indirect loans	124	4	3
Total consumer loans	1,955	100	90
Total nonperforming TDRs	1,980	193	141
Prior-year accruing: (a)
Commercial and Industrial	5	30	16
Total commercial loans	5	30	16
Real estate — residential mortgage	477	35	35
Home equity loans	1,231	70	57
Consumer direct loans	35	2	2
Credit cards	410	3	1
Consumer indirect loans	377	56	28
Total consumer loans	2,530	166	123
Total prior-year accruing TDRs	2,535	196	139
Total TDRs	4,515	$389	$280

(a)	All TDRs that were restructured prior to January 1, 2016, and are fully accruing.

We classify loan modifications as TDRs when a borrower is experiencing financial difficulties and we have granted a concession without commensurate financial, structural, or legal consideration. Acquired loans that were previously modified in a TDR are no longer classified as TDRs at the Acquisition Date. An acquired loan may only be classified as a TDR if a modification meeting the above TDR criteria is performed after the Acquisition Date. PCI loans cannot be classified as TDRs. All commercial and consumer loan TDRs, regardless of size, are individually evaluated for impairment to determine the probable loss content and are assigned a specific loan loss allowance. This designation has the effect of moving the loan from the general reserve methodology (i.e., collectively evaluated) to the specific reserve methodology (i.e., individually evaluated) and may impact the ALLL through a charge-off or increased loan loss provision. These components affect the ultimate allowance level. Additional information regarding TDRs for discontinued operations is provided in Note 12 (“Acquisition, Divestiture, and Discontinued Operations”).

Commercial loan TDRs are considered defaulted when principal and interest payments are 90 days past due. Consumer loan TDRs are considered defaulted when principal and interest payments are more than 60 days past due. During the three months ended March 31, 2017, there were no commercial loan TDRs and 3 consumer loan TDRs with a combined recorded investment of less than $1 million that experienced payment defaults after modifications resulting in TDR status during 2016. During the three months ended March 31, 2016, there were no commercial loan TDRs and 51 consumer loan TDRs with a combined recorded investment of $3 million that experienced payment defaults from modifications resulting in TDR status during 2015. As TDRs are individually evaluated for impairment under the specific reserve methodology, subsequent defaults do not generally have a significant additional impact on the ALLL. Commitments outstanding to lend additional funds to borrowers whose loan terms have been modified in TDRs are $15 million and $14 million at March 31, 2017 and December 31, 2016, respectively.

Our loan modifications are handled on a case-by-case basis and are negotiated to achieve mutually agreeable terms that maximize loan collectability and meet the borrower’s financial needs. Our concession types are primarily interest rate reductions, forgiveness of principal, and other modifications. The commercial TDR other concession category includes modification of loan terms, covenants, or conditions. The consumer TDR other concession category primarily includes those borrowers’ debts that are discharged through Chapter 7 bankruptcy and have not been formally re-affirmed. At March 31, 2017, and December 31, 2016, the recorded investment of consumer residential mortgage loans in the process of foreclosure was approximately $140 million and $141 million, respectively.

The following table shows the post-modification outstanding recorded investment by concession type for our commercial and consumer accruing and nonaccruing TDRs that occurred during the three months ended March 31, 2017, and March 31, 2016.

	Three Months Ended March 31,
in millions	2017	2016
Commercial loans:
Interest rate reduction	$7	—
Other	21	$3
Total	$28	$3
Consumer loans:
Interest rate reduction	$3	$2
Forgiveness of principal	—	12
Other	12	2
Total	$15	$16
Total commercial and consumer TDRs	$43	$19
Total loans	86,125	60,438

Our policies for determining past due loans, placing loans on nonaccrual, applying payments on nonaccrual loans, and resuming accrual of interest for our commercial and consumer loan portfolios are disclosed in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Nonperforming Loans” beginning on page 108 of our 2016 Form 10-K.

The following aging analysis of past due and current loans as of March 31, 2017, and December 31, 2016, provides further information regarding Key’s credit exposure.

Aging Analysis of Loan Portfolio (a)

March 31, 2017	Current	30-59 Days Past Due (b)	60-89 Days Past Due (b)	90 and Greater Days Past Due (b)	Non-performing Loans	Total Past Due and Non-performing Loans	Purchased Credit Impaired	Total Loans (c), (d)
in millions
LOAN TYPE
Commercial and industrial	$39,621	$60	$47	$24	$258	$389	$102	$40,112
Commercial real estate:
Commercial mortgage	14,891	25	10	11	32	78	291	15,260
Construction	2,242	—	—	—	2	2	26	2,270
Total commercial real estate loans	17,133	25	10	11	34	80	317	17,530
Commercial lease financing	4,634	12	8	6	5	31	—	4,665
Total commercial loans	$61,388	$97	$65	$41	$297	$500	$419	$62,307
Real estate — residential mortgage	$5,065	$16	$7	$4	$54	$81	$361	$5,507
Home equity loans	12,225	42	27	14	207	290	26	12,541
Consumer direct loans	1,709	8	4	5	3	20	6	1,735
Credit cards	1,011	7	5	11	3	26	—	1,037
Consumer indirect loans	2,951	27	7	4	9	47	—	2,998
Total consumer loans	$22,961	$100	$50	$38	$276	$464	$393	$23,818
Total loans	$84,349	$197	$115	$79	$573	$964	$812	$86,125

(a)
Amounts in table represent recorded investment and exclude loans held for sale. Recorded investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs.

(b)
Past due loan amounts exclude PCI, even if contractually past due (or if we do not expect to collect principal or interest in full based on the original contractual terms), as we are currently accreting income over the remaining term of the loans.

(c)	Net of unearned income, net deferred loan fees and costs, and unamortized discounts and premiums.

(d)	Future accretable yield related to PCI loans is not included in the analysis of the loan portfolio.

December 31, 2016	Current	30-59 Days Past Due (b)	60-89 Days Past Due (b)	90 and Greater Days Past Due (b)	Non-performing Loans	Total Past Due and Non-performing Loans	Purchased Credit Impaired	Total Loans (c), (d)
in millions
LOAN TYPE
Commercial and industrial	$39,242	$58	$28	$31	$297	$414	112	$39,768
Commercial real estate:
Commercial mortgage	14,655	93	9	6	26	134	322	15,111
Construction	2,314	—	—	2	3	5	26	2,345
Total commercial real estate loans	16,969	93	9	8	29	139	348	17,456
Commercial lease financing	4,641	28	3	5	8	44	—	4,685
Total commercial loans	$60,852	$179	$40	$44	$334	$597	460	$61,909
Real estate — residential mortgage	$5,098	$17	$5	$3	$56	$81	$368	$5,547
Home equity loans	12,327	49	29	16	223	317	30	12,674
Consumer direct loans	1,705	44	15	11	6	76	7	1,788
Credit cards	1,082	9	6	12	2	29	—	1,111
Consumer indirect loans	2,993	7	4	1	4	16	—	3,009
Total consumer loans	$23,205	$126	$59	$43	$291	$519	$405	$24,129
Total loans	$84,057	$305	$99	$87	$625	$1,116	$865	$86,038

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

The prevalent risk characteristic for both commercial and consumer loans is the risk of loss arising from an obligor’s inability or failure to meet contractual payment or performance terms. Evaluation of this risk is stratified and monitored by the loan risk rating grades assigned for the commercial loan portfolios and the refreshed FICO score assigned for the consumer loan portfolios.

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

Commercial Credit Exposure — Excluding PCI
Credit Risk Profile by Creditworthiness Category (a), (b)

in millions	Commercial and industrial		RE — Commercial		RE — Construction		Commercial lease		Total
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
RATING	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Pass	$38,268	$37,845	$14,536	$14,308	$2,199	$2,287	$4,602	$4,632	$59,605	$59,072
Criticized (Accruing)	1,484	1,514	401	455	43	30	58	45	1,986	2,044
Criticized (Nonaccruing)	258	297	32	26	2	2	5	8	297	333
Total	$40,010	$39,656	$14,969	$14,789	$2,244	$2,319	$4,665	$4,685	$61,888	$61,449

(a)	Credit quality indicators are updated on an ongoing basis and reflect credit quality information as of the dates indicated.

(b)
The term criticized refers to those loans that are internally classified by Key as special mention or worse, which are asset quality categories defined by regulatory authorities. These assets have an elevated level of risk and may have a high probability of default or total loss. Pass rated refers to all loans not classified as criticized.

Consumer Credit Exposure — Excluding PCI
Non-PCI Loans by Refreshed FICO Score (a)

in millions	Residential — Prime		Consumer direct loans		Credit cards		Consumer indirect loans		Total
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
750 and above	$9,935	$9,818	$472	$498	$408	$453	$1,263	$1,266	$12,078	$12,035
660 to 749	5,821	5,266	644	661	498	525	1,190	1,195	8,153	7,647
Less than 660	1,665	1,617	199	194	131	132	545	543	2,540	2,486
No Score	240	1,122	414	428	—	1	—	5	654	1,556
Total	$17,661	$17,823	$1,729	$1,781	$1,037	$1,111	$2,998	$3,009	$23,425	$23,724

(a)
Borrower FICO scores provide information about the credit quality of our consumer loan portfolio as they provide an indication as to the likelihood that a debtor will repay its debts. The scores are obtained from a nationally recognized consumer rating agency and are presented in the above table at the dates indicated.

Commercial Credit Exposure — PCI
Credit Risk Profile by Creditworthiness Category (a), (b)

in millions	Commercial and Industrial		RE — Commercial		RE — Construction		Commercial Lease		Total
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
RATING	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Pass	$26	$12	$118	$139	$20	$21	—	—	$164	$172
Criticized	76	100	173	183	6	5	—	—	255	288
Total	$102	$112	$291	$322	$26	$26	—	—	$419	$460

(a)	Credit quality indicators are updated on an ongoing basis and reflect credit quality information as of the dates indicated.

(b)
The term “criticized” refers to those loans that are internally classified by Key as special mention or worse, which are asset quality categories defined by regulatory authorities. These assets have an elevated level of risk and may have a high probability of default or total loss. Pass rated refers to all loans not classified as criticized.

Consumer Credit Exposure — PCI
PCI Loans by Refreshed FICO Score (a)

in millions	Residential — Prime		Consumer direct loans		Credit cards		Consumer indirect loans		Total
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
750 and above	$136	$133	—	—	—	—	—	—	$136	$133
660 to 749	143	127	$2	$2	—	—	—	—	145	129
Less than 660	103	133	3	4	—	—	—	—	106	137
No Score	5	5	1	1	—	—	—	—	6	6
Total	$387	$398	$6	$7	—	—	—	—	$393	$405

(a)
Borrower FICO scores provide information about the credit quality of our consumer loan portfolio as they provide an indication as to the likelihood that a debtor will repay its debts. The scores are obtained from a nationally recognized consumer rating agency and are presented in the above table at the dates indicated.

We determine the appropriate level of the ALLL on at least a quarterly basis. The methodology for this determination is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” beginning on page 109 of our 2016 Form 10-K. We apply expected loss rates to existing loans with similar risk characteristics and exercise judgment to assess the impact of qualitative factors such as changes in economic conditions, changes in credit policies or underwriting standards, and changes in the level of credit risk associated with specific industries and markets.

For all commercial and consumer loan TDRs, regardless of size, as well as for impaired commercial loans with an outstanding balance of $2.5 million or greater, we conduct further analysis to determine the probable loss content and assign a specific allowance to the loan. We estimate the extent of the individual impairment for commercial loans and TDRs by comparing the recorded investment of the loan with the estimated present value of its future cash flows, the fair value of its underlying collateral, or the loan’s observable market price. Secured consumer loan TDRs that are discharged through Chapter 7 bankruptcy and not formally re-affirmed are adjusted to reflect the fair value of the underlying collateral, less costs to sell. Non-Chapter 7 consumer loan TDRs are combined in homogenous pools and assigned a specific allocation based on the estimated present value of future cash flows using the loan’s effective interest rate. A specific allowance also may be assigned, even when sources of repayment appear sufficient, if we remain uncertain about whether the loan will be repaid in full. On at least a quarterly basis, we evaluate the appropriateness of our loss estimation methods to reduce differences between estimated incurred losses and actual losses.

Commercial loans are generally charged off in full or charged down to the fair value of the underlying collateral when the borrower’s payment is 180 days past due. Consumer loans are generally charged off when payments are 120 days past due. Home equity and residential mortgage loans are generally charged down to net realizable value when payment is 180 days past due. Credit card loans and similar unsecured products are charged off when payments are 180 days past due.

The ALLL on the acquired non-impaired loan portfolio is estimated using the same methodology as is used for the originated portfolio, however, the estimated ALLL is compared to the remaining accretable yield to determine if any incremental ALLL must be recorded. For PCI loans, Key estimates cash flows expected to be collected quarterly. Decreases in expected cash flows are recognized as impairment through a provision for credit losses and an increase in the ALLL. The ALLL at March 31, 2017, represents our best estimate of the probable credit losses inherent in the loan portfolio at that date.

A summary of the changes in the ALLL for the periods indicated is presented in the table below:

	Three months ended March 31,
in millions	2017	2016
Balance at beginning of period — continuing operations	$858	$796

Charge-offs	(77)	(60)
Recoveries	19	14
Net loans and leases charged off	(58)	(46)

Provision for loan and lease losses from continuing operations	70	76
Balance at end of period — continuing operations	$870	$826

The changes in the ALLL by loan category for the three months ended March 31, 2017, and March 31, 2016, are as follows:

Three months ended March 31, 2017:

in millions	December 31, 2016	Provision		Charge-offs	Recoveries	March 31, 2017
Commercial and Industrial	$508	$31		$(32)	$5	$512
Commercial real estate:
Real estate — commercial mortgage	144	2		—	—	146
Real estate — construction	22	6		—	1	29
Total commercial real estate loans	166	8		—	1	175
Commercial lease financing	42	3		(7)	2	40
Total commercial loans	716	42		(39)	8	727
Real estate — residential mortgage	17	(3)		2	2	18
Home equity loans	54	4		(8)	3	53
Consumer direct loans	24	9		(10)	1	24
Credit cards	38	10		(11)	1	38
Consumer indirect loans	9	8		(11)	4	10
Total consumer loans	142	28		(38)	11	143
Total ALLL — continuing operations	858	70	(a)	(77)	19	870
Discontinued operations	24	3		(6)	2	23
Total ALLL — including discontinued operations	$882	$73		$(83)	$21	$893

(a)    Excludes a credit for losses on lending-related commitments of $7 million.

Three months ended March 31, 2016:

in millions	December 31, 2015	Provision		Charge-offs	Recoveries	March 31, 2016
Commercial and Industrial	$450	$50		$(26)	$3	$477
Commercial real estate:
Real estate — commercial mortgage	134	—		(1)	2	135
Real estate — construction	25	(3)		—	1	$23
Total commercial real estate loans	159	(3)		(1)	3	158
Commercial lease financing	47	(1)		(3)	—	43
Total commercial loans	656	46		(30)	6	678
Real estate — residential mortgage	18	2		(2)	2	20
Home equity loans	57	14		(10)	3	64
Consumer direct loans	20	5		(6)	1	20
Credit cards	32	6		(8)	1	31
Consumer indirect loans	13	3		(4)	1	13
Total consumer loans	140	30		(30)	8	148
Total ALLL — continuing operations	796	76	(a)	(60)	14	826
Discontinued operations	28	2		(9)	3	24
Total ALLL — including discontinued operations	$824	$78		$(69)	$17	$850

(a)    Excludes a provision for losses on lending-related commitments of $13 million.

Our ALLL from continuing operations increased by $12 million, or 1.4%, from December 31, 2016. Our allowance applies expected loss rates to our existing loans with similar risk characteristics as well as any adjustments to reflect our current assessment of qualitative factors, such as changes in economic conditions, underwriting standards, and concentrations of credit. Our commercial ALLL increased by $11 million, or 1.5%, from December 31, 2016, primarily because of loan growth in certain segments of the commercial loan portfolio as well as credit quality migration. Our consumer ALLL increased by $1 million, or .7% from December 31, 2016, reflecting a provision in excess of net loan charge-offs of $1 million.

There was $4 million of provision for loan and lease losses on PCI loans during the three months ended March 31, 2017. There was $11 million of provision for loan and lease losses on these PCI loans during the twelve months ended December 31, 2016.

A breakdown of the individual and collective ALLL and the corresponding loan balances as of March 31, 2017, follows:

	Allowance			Outstanding
March 31, 2017	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired	Loans		Individually Evaluated for Impairment	Collectively Evaluated for Impairment		Purchased Credit Impaired
in millions
Commercial and industrial	$16	$495	1	$40,112		$237	$39,773		$102
Commercial real estate:
Commercial mortgage	3	140	3	15,260		16	14,953		291
Construction	—	29	—	2,270		—	2,244		26
Total commercial real estate loans	3	169	3	17,530		16	17,197		317
Commercial lease financing	—	40	—	4,665		—	4,665		—
Total commercial loans	19	704	4	62,307		253	61,635		419
Real estate — residential mortgage	2	15	1	5,507		51	5,095		361
Home equity loans	17	35	1	12,541		124	12,391		26
Consumer direct loans	—	24	—	1,735		3	1,726		6
Credit cards	—	38	—	1,037		3	1,034		—
Consumer indirect loans	1	9	—	2,998		35	2,963		—
Total consumer loans	20	121	2	23,818		216	23,209		393
Total ALLL — continuing operations	39	825	6	86,125		469	84,844		812
Discontinued operations	2	21	—	1,500	(a)	23	1,477	(a)	—
Total ALLL — including discontinued operations	$41	$846	6	$87,625		$492	$86,321		$812

(a)	Amount includes $3 million of loans carried at fair value that are excluded from ALLL consideration.

A breakdown of the individual and collective ALLL and the corresponding loan balances as of December 31, 2016, follows:

	Allowance			Outstanding
December 31, 2016	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired	Loans		Individually Evaluated for Impairment	Collectively Evaluated for Impairment		Purchased Credit Impaired
in millions
Commercial and Industrial	$17	$486	5	$39,768		$284	$39,372		$112
Commercial real estate:
Commercial mortgage	—	144	—	15,111		5	14,784		322
Construction	—	22	—	2,345		—	2,319		26
Total commercial real estate loans	—	166	—	17,456		5	17,103		348
Commercial lease financing	—	42	—	4,685		—	4,685		—
Total commercial loans	17	694	5	61,909		289	61,160		460
Real estate — residential mortgage	2	15	—	5,547		51	5,128		368
Home equity loans	17	37	—	12,674		125	12,519		30
Consumer direct loans	—	24	—	1,788		3	1,778		7
Credit cards	—	38	—	1,111		3	1,108		—
Consumer indirect loans	1	8	—	3,009		30	2,979		—
Total consumer loans	20	122	—	24,129		212	23,512		405
Total ALLL — continuing operations	37	816	5	86,038		501	84,672		865
Discontinued operations	2	22	—	1,565	(a)	22	1,543	(a)	—
Total ALLL — including discontinued operations	$39	$838	$5	$87,603		$523	$86,215		$865

(a)	Amount includes $3 million of loans carried at fair value that are excluded from ALLL consideration.

The liability for credit losses inherent in unfunded lending-related commitments, such as letters of credit and unfunded loan commitments, is included in “accrued expense and other liabilities” on the balance sheet. We establish the amount of this reserve by considering both historical trends and current market conditions quarterly, or more often if deemed necessary.

Changes in the liability for credit losses on unfunded lending-related commitments are summarized as follows:

	Three months ended March 31,
in millions	2017	2016
Balance at beginning of period	$55	$56
Provision (credit) for losses on lending-related commitments	(7)	13
Balance at end of period	$48	$69

6. Fair Value Measurements

Fair Value Determination

As defined in the applicable accounting guidance, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in our principal market. We have established and documented our process for determining the fair values of our assets and liabilities, where applicable. Fair value is based on quoted market prices, when available, for identical or similar assets or liabilities. In the absence of quoted market prices, we determine the fair value of our assets and liabilities using valuation models or third-party pricing services. Both of these approaches rely on market-based parameters, when available, such as interest rate yield curves, option volatilities, and credit spreads, or on unobservable inputs. Unobservable inputs may be based on our judgment, assumptions, and estimates related to credit quality, liquidity, interest rates, and other relevant inputs.

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

We recognize transfers between levels of the fair value hierarchy at the end of the reporting period. Quarterly, we review any changes to our valuation methodologies to ensure they are appropriate and justified, and refine our valuation methodologies if more market-based data becomes available. The Fair Value Committee, which is governed by ALCO, oversees the valuation process. Various working groups that report to the Fair Value Committee analyze and approve the underlying assumptions and valuation adjustments. Changes in valuation methodologies for Level 1 and Level 2 instruments are presented to the Accounting Policy group for approval. Changes in valuation methodologies for Level 3 instruments are presented to the Fair Value Committee for approval. The working groups are discussed in more detail in the qualitative disclosures within this note. Formal documentation of the fair valuation methodologies is prepared by the lines of business and support areas as appropriate. The documentation details the asset or liability class and related general ledger accounts, valuation techniques, fair value hierarchy level, market participants, accounting methods, valuation methodology, group responsible for valuations, and valuation inputs.

Additional information regarding our accounting policies for determining fair value is provided in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Fair Value Measurements” beginning on page 110 of our 2016 Form 10-K.

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

•
Securities are classified as Level 2 if quoted prices for identical securities are not available, and fair value is determined using pricing models (either by a third-party pricing service or internally) or quoted prices of similar securities. These instruments include municipal bonds, bonds backed by the U.S. government, corporate bonds, agency residential and CMBS, securities issued by the U.S. Treasury, money markets, and certain agency and corporate CMOs. Inputs to the pricing models include standard inputs (i.e. yields, benchmark securities, bids, and offers), actual trade data (i.e., spreads, credit ratings, and interest rates) for comparable assets, spread tables, matrices, high-grade scales, and option-adjusted spreads.

•
Securities are classified as Level 3 when there is limited activity in the market for a particular instrument. To determine fair value in such cases, depending on the complexity of the valuations required, we use internal models based on certain assumptions or a third-party valuation service. At March 31, 2017, our Level 3 instruments consist of two convertible preferred securities. Our Corporate Strategy group is responsible for reviewing the valuation model and determining the fair value of these investments on a quarterly basis. The securities are valued using a cash flow analysis of the associated private company issuers. The valuations of the securities are negatively affected by projected net losses of the associated private companies and positively affected by projected net gains.

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

On a monthly basis, we validate the pricing methodologies utilized by our third-party pricing service to ensure that the fair value determination is consistent with the applicable accounting guidance and that our assets are properly classified in the fair value hierarchy. To perform this validation, we:

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

Direct private equity and mezzanine investments are classified as Level 3 assets since there is a certain amount of subjectivity and use of unobservable inputs surrounding our determination of fair value. Our Fund Management, Asset Management, and Accounting groups are responsible for reviewing the valuation models and determining the fair value of these investments on a quarterly basis. Direct investments in properties are initially valued based upon the transaction price. This amount is then adjusted to fair value based on current market conditions using the discounted cash flow method based on the expected investment exit date. The fair values of the assets are reviewed and adjusted quarterly. There were no significant direct equity and mezzanine investments at March 31, 2017, nor at December 31, 2016.

The fair value of our indirect investments is based on the most recent value of the capital accounts as reported by the general partners of the funds in which we invest. The calculation to determine the investment’s fair value is based on our percentage ownership in the fund multiplied by the net asset value of the fund, as provided by the fund manager. Under the requirements of the Volcker Rule, we will be required to dispose of some or all of our indirect investments. The Federal Reserve extended the conformance period with respect to covered funds to July 21, 2017, for all banking entities. On January 13, 2017, Key filed for an additional extension for illiquid funds, to retain certain indirect investments until the earlier of the date on which the investment is conformed or is expected to mature, or July 21, 2022. The application for an extension was approved on February 14, 2017. As of March 31, 2017, we have not committed to a plan to sell these investments. Therefore, these investments continue to be valued using the net asset value per share methodology. For more information about the Volcker Rule, see the discussion under the heading “Other Regulatory Developments under the Dodd-Frank Act — ‘Volcker Rule’” in the section entitled “Supervision and Regulation” beginning on page 16 of our 2016 Form 10-K.

Investments in real estate private equity funds are included within private equity and mezzanine investments. The main purpose of these funds is to acquire a portfolio of real estate investments that provides attractive, risk-adjusted returns and current income for investors. Certain of these investments do not have readily determinable fair values and represent our ownership interest in an entity that follows measurement principles under investment company accounting. The following table presents the fair value of our indirect investments and related unfunded commitments at March 31, 2017. We did not provide any financial support to investees related to our direct and indirect investments for the three months ended March 31, 2017, and March 31, 2016.

March 31, 2017	Fair Value	Unfunded Commitments
in millions
INVESTMENT TYPE
Indirect investments
Passive funds (a) (measured at NAV)	$2	$1
Total	$2	$1

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

Interest-bearing securities (i.e., loans) are valued on a quarterly basis. Valuation adjustments are determined by the Principal Investing Entities Deal Team and are subject to approval by the Investment Committee. Valuations of debt instruments are based on the Principal Investing Entities Deal Team’s knowledge of the current financial status of the subject company, which is regularly monitored throughout the term of the investment. Significant, unobservable inputs used in the valuations of these investments include the company’s payment history, adequacy of cash flows from operations, and current operating results, including market multiples and historical and forecast EBITDA. Inputs can also include the seniority of the debt, the nature of any pledged collateral, the extent to which the security interest is perfected, and the net liquidation value of collateral.

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

Our indirect investments include primary and secondary investments in private equity funds engaged mainly in venture- and growth-oriented investing. These investments do not have readily determinable fair values. Indirect investments are valued using a methodology that is consistent with accounting guidance allowing us to estimate fair value based upon net asset value per share (or its equivalent, such as member units or an ownership interest in partners’ capital to which a proportionate share of net assets is attributed). On January 13, 2017, Key filed for an additional extension for illiquid funds, to retain certain indirect investments until the earlier of the date on which the investment is conformed or is expected to mature, or July 21, 2022. The application for an extension was approved on February 14, 2017. As of March 31, 2017, we have not committed to a plan to sell these investments. Therefore, these investments continue to be valued using the net asset value per share methodology.

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

The following table presents the fair value of our direct and indirect principal investments and related unfunded commitments at March 31, 2017, as well as financial support provided for the three months ended March 31, 2017, and March 31, 2016.

			Financial support provided
			Three months ended March 31,
	March 31, 2017		2017		2016
in millions	Fair Value	Unfunded Commitments	Funded Commitments	Funded Other	Funded Commitments	Funded Other
INVESTMENT TYPE
Direct investments (a)	$21	—	—	—	—	$13
Indirect investments (b) (measured at NAV)	155	$37	$1	—	$1	—
Total	$176	$37	$1	—	$1	$13

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

Residential mortgage loans are valued based on quoted market prices, where available, prices for other traded mortgage loans with similar characteristics, and purchase commitments and bid information received from market participants. The prices are adjusted as necessary to include the embedded servicing value in the loans and to take into consideration the specific characteristics of certain loans that are priced based on the pricing of similar loans. These adjustments represent unobservable inputs to the valuation but are not considered significant given the relative insensitivity of the value to changes in these inputs to the fair value of the loans. Accordingly, the majority of residential mortgage loans held for sale are classified as Level 2. This category also includes repurchased and temporarily unsalable residential mortgage loans that are included in “Loans, net of unearned income” on the balance sheet. These loans are repurchased due to a breach of representations and warranties in the loan sales agreement and typically occur after the loan is in default. The temporarily unsalable loans have an origination defect that makes them currently unable to be sold into the performing loan sales market. Because transaction details regarding sales of this type of loan are often unavailable, unobservable bid information from brokers and investors is heavily relied upon. Accordingly, based on the significance of unobservable inputs, these loans are classified as Level 3.

Derivatives. Exchange-traded derivatives are valued using quoted prices and, therefore, are classified as Level 1 instruments. However, only a few types of derivatives are exchange-traded. The majority of our derivative positions are valued using internally developed models, based on market convention, that use observable market inputs, such as interest rate curves, yield curves, LIBOR and Overnight Index Swap discount rates and curves, index pricing curves, foreign currency curves, and volatility surfaces (a three-dimensional graph of implied volatility against strike price and maturity), as well as current prices for mortgage securities and investor supplied prices. These derivative contracts, which are classified as Level 2 instruments, include interest rate swaps, certain options, cross-currency swaps, credit default swaps, and forward mortgage loan sale commitments.

We have several customized derivative instruments and risk participations that are classified as Level 3 instruments. These derivative positions are valued using internally developed models, with inputs consisting of available market data, such as bond spreads and asset values, as well as unobservable, internally derived assumptions, such as loss probabilities and internal risk ratings of customers. These derivatives are priced monthly by our MRM group using a credit valuation adjustment methodology. Swap details with the customer and our related participation percentage, if applicable, are obtained from our derivatives accounting system, which is the system of record. Applicable customer rating information is obtained from the particular loan system and represents an unobservable input to this valuation process. Using these various inputs, a valuation of these Level 3 derivatives is performed using a model that was acquired from a third party. In summary, the fair value represents an estimate of the amount that the risk participation counterparty would need to pay/receive as of the measurement date based on the probability of customer default on the swap transaction and the fair value of the underlying customer swap. Therefore, a higher loss probability and a lower credit rating would negatively affect the fair value of the risk participations and a lower loss probability and higher credit rating would positively affect the fair value of the risk participations.

As a result of the First Niagara acquisition, we acquired First Niagara’s residential mortgage business, which included interest rate lock commitments. These instruments are accounted for as a derivative and valued using models containing unobservable significant inputs. For valuation purposes, the loan amount associated with each interest rate lock commitment is adjusted by its modeled pull-through (an unobservable input) defined as the percentage of loans that will close prior to the expiration of the rate lock commitment, as adjusted for approved changes to the terms. Based on the significance of unobservable inputs, these instruments are classified as Level 3.

Market convention implies a credit rating of “AA” equivalent in the pricing of derivative contracts, which assumes that all counterparties have the same creditworthiness. To reflect the actual exposure on our derivative contracts related to both counterparty and our own creditworthiness, we record a fair value adjustment in the form of a credit valuation adjustment. The credit component is determined by individual counterparty based on the probability of default and considers master netting and collateral agreements. The credit valuation adjustment is classified as Level 3. Our MRM group is responsible for the valuation policies and procedures related to this credit valuation adjustment. A weekly reconciliation process is performed to ensure that all applicable derivative positions are covered in the calculation, which includes transmitting customer exposures and reserve reports to trading management, derivative traders and marketers, derivatives middle office, and accounting personnel. On a quarterly basis, MRM prepares the credit valuation adjustment calculation, which includes a detailed reserve comparison with the previous quarter, an analysis for change in reserve, and a reserve forecast to ensure that the credit valuation adjustment recorded at period end is sufficient.

Other assets and liabilities. The value of our short positions is driven by the valuation of the underlying securities. If quoted prices for identical securities are not available, fair value is determined by using pricing models or quoted prices of similar securities, resulting in a Level 2 classification. For interest rate-driven products, such as government bonds, U.S. Treasury bonds and other products backed by the U.S. government, inputs include spreads, credit ratings, and interest rates. For credit-driven products, such as corporate bonds and mortgage-backed securities, inputs include actual trade data for comparable assets and bids and offers.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are measured at fair value on a recurring basis in accordance with GAAP. The following tables present these assets and liabilities at March 31, 2017, and December 31, 2016.

March 31, 2017	Level 1	Level 2	Level 3	Total
in millions
ASSETS MEASURED ON A RECURRING BASIS
Trading account assets:
U.S. Treasury, agencies and corporations	—	$586	—	$586
States and political subdivisions	—	47	—	47
Collateralized mortgage obligations	—	—	—	—
Other mortgage-backed securities	—	248	—	248
Other securities	$1	35	—	36
Total trading account securities	1	916	—	917
Commercial loans	—	4	—	4
Total trading account assets	1	920	—	921
Securities available for sale:
U.S. Treasury, agencies and corporations	—	185	—	185
States and political subdivisions	—	11	—	11
Agency residential collateralized mortgage obligations (a)	—	14,563	—	14,563
Agency residential mortgage-backed securities (a)	—	1,742	—	1,742
Agency commercial mortgage-backed securities	—	1,910	—	1,910
Other securities	3	—	$17	20
Total securities available for sale	3	18,411	17	18,431
Other investments:
Principal investments:
Direct	—	—	21	21
Indirect (measured at NAV) (b)	—	—	—	155
Total principal investments	—	—	21	176
Equity and mezzanine investments:
Indirect (measured at NAV) (b)	—	—	—	2
Total equity and mezzanine investments	—	—	—	2
Total other investments	—	—	21	178
Loans, net of unearned income	—	—	—	—
Loans held for sale	—	62	—	62
Derivative assets:
Interest rate	—	777	5	782
Foreign exchange	91	7	—	98
Commodity	—	150	—	150
Credit	—	2	1	3
Other	—	5	4	9
Derivative assets	91	941	10	1,042
Netting adjustments (c)	—	—	—	(464)
Total derivative assets	91	941	10	578
Accrued income and other assets	—	—	—	—
Total assets on a recurring basis at fair value	$95	$20,334	$48	$20,170
LIABILITIES MEASURED ON A RECURRING BASIS
Bank notes and other short-term borrowings:
Short positions	$214	$729	—	$943
Derivative liabilities:
Interest rate	—	531	—	531
Foreign exchange	78	8	—	86
Commodity	—	140	—	140
Credit	—	6	—	6
Other	—	16	—	16
Derivative liabilities	78	701	—	779
Netting adjustments (c)	—	—	—	(524)
Total derivative liabilities	78	701	—	255
Accrued expense and other liabilities	—	—	—	—
Total liabilities on a recurring basis at fair value	$292	$1,430	—	$1,198

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

December 31, 2016	Level 1	Level 2	Level 3	Total
in millions
ASSETS MEASURED ON A RECURRING BASIS
Trading account assets:
U.S. Treasury, agencies and corporations	—	$655	—	$655
States and political subdivisions	—	8	—	8
Collateralized mortgage obligations	—	—	—	—
Other mortgage-backed securities	—	113	—	113
Other securities	—	73	—	73
Total trading account securities	—	849	—	849
Commercial loans	—	18	—	18
Total trading account assets	—	867	—	867
Securities available for sale:
U.S. Treasury, agencies and corporations	—	184	—	184
States and political subdivisions	—	11	—	11
Agency residential collateralized mortgage obligations (a)	—	16,408	—	16,408
Agency residential mortgage-backed securities (a)	—	1,846	—	1,846
Agency commercial mortgage-backed securities	—	1,743	—	1,743
Other securities	$3	—	$17	20
Total securities available for sale	3	20,192	17	20,212
Other investments:
Principal investments:
Direct	—	—	27	27
Indirect (measured at NAV) (b)	—	—	—	158
Total principal investments	—	—	27	185
Equity and mezzanine investments:
Indirect (measured at NAV) (b)	—	—	—	6
Total equity and mezzanine investments	—	—	—	6
Total other investments	—	—	27	191
Loans, net of unearned income	—	—	—	—
Loans held for sale	—	62	—	62
Derivative assets:
Interest rate	—	923	7	930
Foreign exchange	114	9	—	123
Commodity	—	176	—	176
Credit	—	—	1	1
Other	—	2	2	4
Derivative assets	114	1,110	10	1,234
Netting adjustments (c)	—	—	—	(431)
Total derivative assets	114	1,110	10	803
Accrued income and other assets	—	8	—	8
Total assets on a recurring basis at fair value	$117	$22,239	$54	$22,143
LIABILITIES MEASURED ON A RECURRING BASIS
Bank notes and other short-term borrowings:
Short positions	$192	$616	—	$808
Derivative liabilities:
Interest rate	—	737	—	737
Foreign exchange	102	11	—	113
Commodity	—	165	—	165
Credit	—	4	—	4
Other	—	1	—	1
Derivative liabilities	102	918	—	1,020
Netting adjustments (c)	—	—	—	(384)
Total derivative liabilities	102	918	—	636
Accrued expense and other liabilities	—	14	—	14
Total liabilities on a recurring basis at fair value	$294	$1,548	—	$1,458

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

Changes in Level 3 Fair Value Measurements

The following table shows the components of the change in the fair values of our Level 3 financial instruments for the three months ended March 31, 2017, and March 31, 2016. We mitigate the credit risk, interest rate risk, and risk of loss related to many of these Level 3 instruments by using securities and derivative positions classified as Level 1 or Level 2. Level 1 and Level 2 instruments are not included in the following table. Therefore, the gains or losses shown do not include the impact of our risk management activities.

in millions	Beginning of Period Balance	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers Other	Transfers into Level 3 (a)		Transfers out of Level 3 (a)		End of Period Balance (f)	Unrealized Gains (Losses) Included in Earnings
Three months ended March 31, 2017
Securities available for sale
Other securities	$17	—		—	—	—	—	—		—		$17	—
Other investments
Principal investments
Direct	27	$(2)	(b)	—	$(4)	—	—	—		—		21	$(6)	(b)
Other indirect	—	—		—	—	—	—	—		—		—	—
Derivative instruments (c)
Interest rate	7	—		—	—	—	—	$1	(e)	$(3)	(e)	5	—
Credit	1	(3)	(d)	—	—	$3	—	—		—		1	—
Other (g)	2	—		—	—	—	$2	—		—		4	—

in millions	Beginning of Period Balance	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers into Level 3 (a)		Transfers out of Level 3 (a)		End of Period Balance (f)	Unrealized Gains (Losses) Included in Earnings
Three months ended March 31, 2016
Securities available for sale
Other securities	$17	—		—	—	—	—		—		$17	—
Other investments
Principal investments
Direct	50	$(3)	(b)	—	—	—	—		—		47	$(3)	(b)
Other indirect	20	(1)	(b)	—	$(1)	—	—		—		18	(1)	(b)
Derivative instruments (c)
Interest rate	16	4	(d)	—	—	—	$3	(e)	$(7)	(e)	16	—
Credit	1	(2)	(d)	—	—	$3	—		—		2	—

(a)	Our policy is to recognize transfers into and transfers out of Level 3 as of the end of the reporting period.

(b)
Realized and unrealized gains and losses on principal investments are reported in “net gains (losses) from principal investing” on the income statement. Realized and unrealized losses on other and private equity and mezzanine investments are reported in “other income” on the income statement.

(c)	Amounts represent Level 3 derivative assets less Level 3 derivative liabilities.

(d)	Realized and unrealized gains and losses on derivative instruments are reported in “corporate services income” and “other income” on the income statement.

(e)
Certain derivatives previously classified as Level 2 were transferred to Level 3 because Level 3 unobservable inputs became significant. Certain derivatives previously classified as Level 3 were transferred to Level 2 because Level 3 unobservable inputs became less significant.

(f)	There were no issuances for the three-month periods ended March 31, 2017, and March 31, 2016.

(g)	Amounts represent Level 3 interest rate lock commitments.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in accordance with GAAP. The adjustments to fair value generally result from the application of accounting guidance that requires assets and liabilities to be recorded at the lower of cost or fair value, or assessed for impairment. There were no liabilities measured at fair value on a nonrecurring basis at March 31, 2017, and December 31, 2016. The following table presents our assets measured at fair value on a nonrecurring basis at March 31, 2017, and December 31, 2016:

	March 31, 2017				December 31, 2016
in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A NONRECURRING BASIS
Impaired loans	—	—	$11	$11	—	—	$11	$11
Loans held for sale (a)	—	—	1	1	—	—	—	—
Accrued income and other assets	—	—	6	6	—	—	11	11
Total assets on a nonrecurring basis at fair value	—	—	$18	$18	—	—	$22	$22

(a)
During the first three months of 2017, we transferred $17 million of commercial loans and leases at their current fair value from held-to-maturity portfolio to held-for-sale status, compared to $35 million during 2016.

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

•
The fair value of the collateral, which may take the form of real estate or personal property, is based on internal estimates, field observations, and assessments provided by third-party appraisers. We perform or reaffirm appraisals of collateral-dependent impaired loans at least annually. Appraisals may occur more frequently if the most recent appraisal does not accurately reflect the current market, if the debtor is seriously delinquent or chronically past due, or there has been a material deterioration in the performance of the project or condition of the property. Adjustments to outdated appraisals that result in an appraisal value less than the carrying amount of a collateral-dependent impaired loan are reflected in the ALLL.

Impairment valuations are back-tested each quarter, based on a look-back of actual incurred losses on closed deals previously evaluated for impairment. The overall percent variance of actual net loan charge-offs on closed deals compared to the specific allocations on such deals is considered in determining each quarter’s specific allocations.

Commercial loans held for sale. Through a quarterly analysis of our loan portfolios held for sale, which include both performing and nonperforming commercial loans, we determine any adjustments necessary to record the portfolios at the lower of cost or fair value in accordance with GAAP. Our analysis concluded that there was one commercial loan held for sale adjusted to fair value at March 31, 2017. There were no commercial loans held for sale adjusted to fair value at December 31, 2016.

Market inputs, including updated collateral values, and reviews of each borrower’s financial condition influence the inputs used in our internal models and other valuation methodologies. The valuations are prepared by the responsible relationship managers or analysts in our Asset Recovery Group and are reviewed and approved by the Asset Recovery Group Executive. Actual gains or losses realized on the sale of various commercial loans held for sale provide a back-testing mechanism for determining whether our valuations of these loans held for sale that are adjusted to fair value are appropriate.

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

Valuations of nonperforming commercial mortgage and construction loans held for sale are based on current agreements to sell the loans or approved, discounted payoffs. If a negotiated value is not available, we use third-party appraisals, adjusted for current market conditions. Since valuations are based on unobservable data, these loans are classified as Level 3 assets.

Direct financing leases and operating lease assets held for sale. Our KEF Accounting and Capital Markets groups are responsible for the valuation policies and procedures related to these assets. The Managing Director of the KEF Capital

Markets group reports to the President of the KEF line of business. A weekly report that lists all equipment finance deals booked in the warehouse portfolio is distributed to both groups. On a quarterly basis, the KEF Accounting group prepares a detailed held-for-sale roll-forward schedule that is reconciled to the general ledger and the above-mentioned weekly report. KEF management uses the held-for-sale roll-forward schedule to determine whether an impairment adjustment is necessary in accordance with lower of cost or fair value guidelines.

Valuations of direct financing leases and operating lease assets held for sale are performed using an internal model that relies on market data, such as swap rates and bond ratings, as well as on our own assumptions about the exit market for the leases and details about the individual leases in the portfolio. The inputs based on our assumptions include changes in the value of leased items and internal credit ratings. These leases have been classified as Level 3 assets. KEF has master sale and assignment agreements with numerous institutional investors. Historically, multiple quotes are obtained, with the most reasonable formal quotes retained. These nonbinding quotes generally lead to a sale to one of the parties who provided the quote. Leases for which we receive a current nonbinding bid, and for which the sale is considered probable, may be classified as Level 2. The validity of these quotes is supported by historical and continued dealings with these institutions that have fulfilled the nonbinding quote in the past. In a distressed market where market data were not available, an estimate of the fair value of the leased asset may be used to value the lease, resulting in a Level 3 classification. In an inactive market, the market value of the assets held for sale is determined as the present value of the future cash flows discounted at the current buy rate. KEF Accounting calculates an estimated fair value buy rate based on the credit premium inherent in the relevant bond index and the appropriate swap rate on the measurement date. The amount of the adjustment is calculated as book value minus the present value of future cash flows discounted at the calculated buy rate.

Goodwill and other intangible assets. On a quarterly basis, we review impairment indicators to determine whether we need to evaluate the carrying amount of goodwill and other intangible assets assigned to Key Community Bank and Key Corporate Bank. We also perform an annual impairment test for goodwill. Accounting guidance permits an entity to first assess qualitative factors to determine whether additional goodwill impairment testing is required. We chose to utilize a qualitative assessment in our annual goodwill impairment testing performed during the fourth quarter of 2016. For additional information on the results of recent goodwill impairment testing, see Note 11 (“Goodwill and Other Intangible Assets”) beginning on page 166 of our 2016 Form 10-K.

The fair value of other intangible assets is calculated using a cash flow approach. While the calculation to test for recoverability uses a number of assumptions that are based on current market conditions, the calculation is based primarily on unobservable assumptions. Accordingly, these assets are classified as Level 3. Our lines of business, with oversight from our Accounting group, are responsible for routinely, at least quarterly, assessing whether impairment indicators are present. All indicators that signal that impairment may exist are appropriately considered in this analysis. An impairment loss is only recognized for a held-and-used, long-lived asset if the sum of its estimated future undiscounted cash flows used to test for recoverability is less than its carrying value.

Our primary assumptions include attrition rates, alternative costs of funds, and rates paid on deposits. For additional information on the results of other intangible assets impairment testing, see Note 11 (“Goodwill and Other Intangible Assets”) beginning on page 166 of our 2016 Form 10-K.

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

•
Residential Real Estate Valuation Process: The Asset Management team within our Risk Operations group is responsible for valuation policies and procedures of these loans. The current vendor partner provides monthly reporting of all broker price opinion evaluations, appraisals, and the monthly market plans. Market plans are reviewed monthly, and valuations are reviewed and tested monthly to ensure proper pricing has been established and guidelines are being met. Risk Operations Compliance validates and provides periodic testing of the valuation process. The Asset Management team reviews changes in fair value measurements. Third-party broker price opinions are reviewed every 180 days, and the fair value is written down based on changes to the valuation. External factors are documented and monitored as appropriate.

•

Quantitative Information about Level 3 Fair Value Measurements

The range and weighted average of the significant unobservable inputs used to fair value our material Level 3 recurring and nonrecurring assets at March 31, 2017, and December 31, 2016, along with the valuation techniques used, are shown in the following table:

March 31, 2017	Fair Value of Level 3 Assets	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
dollars in millions
Recurring
Other investments — principal investments — direct:	$21	Individual analysis of the condition of each investment
Debt instruments			EBITDA multiple	6.00 - 6.30 (6.20)
Equity instruments of private companies			EBITDA multiple (where applicable)	N/A (6.3)
Nonrecurring
Impaired loans	11	Fair value of underlying collateral	Discount	00.00 - 70.00% (16.00%)

December 31, 2016	Fair Value of Level 3 Assets	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
dollars in millions
Recurring
Other investments — principal investments — direct:	$27	Individual analysis of the condition of each investment
Debt instruments			EBITDA multiple	6.30 - 7.00 (6.50)
Equity instruments of private companies			EBITDA multiple (where applicable)	N/A (6.3)
Nonrecurring
Impaired loans	11	Fair value of underlying collateral	Discount	00.00 - 70.00% (46.00%)

Fair Value Disclosures of Financial Instruments

The levels in the fair value hierarchy ascribed to our financial instruments and the related carrying amounts at March 31, 2017, and December 31, 2016, are shown in the following tables:

	March 31, 2017
		Fair Value
in millions	Carrying Amount	Level 1	Level 2	Level 3	Measured at NAV	Netting Adjustment		Total
ASSETS
Cash and short-term investments (a)	$3,074	$3,074	—	—	—	—		$3,074
Trading account assets (b)	921	1	$920	—	—	—		921
Securities available for sale (b)	18,431	3	18,411	$17	—	—		18,431
Held-to-maturity securities (c)	10,186	—	9,954	—	—	—		9,954
Other investments (b)	689	—	—	527	$157	—		684
Loans, net of allowance (d)	85,255	—	83,520	—	—	—		83,520
Loans held for sale (b)	1,384	—	62	1,322	—	—		1,384
Derivative assets (b)	578	91	941	10	—	$(464)	(f)	578
LIABILITIES
Deposits with no stated maturity (a)	$93,429	—	$93,429	—	—	—		$93,429
Time deposits (e)	10,553	—	10,649	—	—	—		10,649
Short-term borrowings (a)	1,385	$214	1,171	—	—	—		1,385
Long-term debt (e)	12,324	12,372	289	—	—	—		12,661
Derivative liabilities (b)	255	78	701	—	—	$(524)	(f)	255

	December 31, 2016
		Fair Value
in millions	Carrying Amount	Level 1	Level 2	Level 3	Measured at NAV	Netting Adjustment		Total
ASSETS
Cash and short-term investments (a)	$3,452	$3,452	—	—	—	—		$3,452
Trading account assets (b)	867	—	$867	—	—	—		867
Securities available for sale (b)	20,212	3	20,192	$17	—	—		20,212
Held-to-maturity securities (c)	10,232	—	10,007	—	—	—		10,007
Other investments (b)	738	—	—	569	$164	—		733
Loans, net of allowance (d)	85,180	—	—	83,285	—	—		83,285
Loans held for sale (b)	1,104	—	62	1,042	—	—		1,104
Derivative assets (b)	803	114	1,110	10	—	$(431)	(f)	803
LIABILITIES
Deposits with no stated maturity (a)	$93,906	—	$93,906	—	—	—		$93,906
Time deposits (e)	10,181	—	10,267	—	—	—		10,267
Short-term borrowings (a)	2,310	$192	2,118	—	—	—		2,310
Long-term debt (e)	12,384	12,386	304	—	—	—		12,690
Derivative liabilities (b)	636	102	918	—	—	$(384)	(f)	636
Valuation Methods and Assumptions

(a)	Fair value equals or approximates carrying amount. The fair value of deposits with no stated maturity does not take into consideration the value ascribed to core deposit intangibles.

(b)
Information pertaining to our methodology for measuring the fair values of these assets and liabilities is included in the sections entitled “Qualitative Disclosures of Valuation Techniques” and “Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis” in this Note. Investments accounted for under the equity method are not included in this table.

(c)
Fair values of held-to-maturity securities are determined by using models that are based on security-specific details, as well as relevant industry and economic factors. The most significant of these inputs are quoted market prices, interest rate spreads on relevant benchmark securities, and certain prepayment assumptions. We review the valuations derived from the models to ensure that they are reasonable and consistent with the values placed on similar securities traded in the secondary markets.

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

We use valuation methods based on exit market prices in accordance with applicable accounting guidance. We determine fair value based on assumptions pertaining to the factors that a market participant would consider in valuing the asset. A substantial portion of our fair value adjustments are related to liquidity. During 2016 and the first three months of 2017, the fair values of our loan portfolios generally remained stable, primarily due to increasing liquidity in the loan markets. If we were to use different assumptions, the fair values shown in the preceding table could change. Also, because the applicable accounting guidance for financial instruments excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements, the fair value amounts shown in the table above do not, by themselves, represent the underlying value of our company as a whole.

Education lending business. The discontinued education lending business consists of loans in portfolio recorded at carrying value with appropriate valuation reserves, and loans in portfolio recorded at fair value. All of these loans were excluded from the table above as follows:

•	Loans at carrying value, net of allowance, of $1.5 billion ($1.3 billion at fair value) at March 31, 2017, and December 31, 2016;

•	Portfolio loans at fair value of $3 million at March 31, 2017, and December 31, 2016.

These loans and securities are classified as Level 3 because we rely on unobservable inputs when determining fair value since observable market data is not available.

Residential real estate mortgage loans. Residential real estate mortgage loans with carrying amounts of $5.5 billion at March 31, 2017, and December 31, 2016 are included in “Loans, net of allowance” in the previous table.

Short-term financial instruments. For financial instruments with a remaining average life to maturity of less than six months, carrying amounts were used as an approximation of fair values.

7. Securities

Securities available for sale. These are securities that we intend to hold for an indefinite period of time but that may be sold in response to changes in interest rates, prepayment risk, liquidity needs, or other factors. Securities available for sale are reported at fair value. Unrealized gains and losses (net of income taxes) deemed temporary are recorded in equity as a component of AOCI on the balance sheet. Unrealized losses on equity securities deemed to be “other-than-temporary,” and realized gains and losses resulting from sales of securities using the specific identification method, are included in “other income” on the income statement. “Other securities” held in the available-for-sale portfolio consist primarily of convertible preferred stock issued by privately held companies.

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

“Other securities” held in the held-to-maturity portfolio consists primarily of foreign bonds.

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

	March 31, 2017
in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies, and corporations	$188	—	$3	$185
States and political subdivisions	11	—	—	11
Agency residential collateralized mortgage obligations	14,790	$29	256	14,563
Agency residential mortgage-backed securities	1,751	5	14	1,742
Agency commercial mortgage-backed securities	1,956	—	46	1,910
Other securities	21	—	1	20
Total securities available for sale	$18,717	$34	$320	$18,431

HELD TO MATURITY SECURITIES
Agency residential collateralized mortgage obligations	$7,973	$2	$188	$7,787
Agency residential mortgage-backed securities	605	—	5	600
Agency commercial mortgage-backed securities	1,593	3	44	1,552
Other securities	15	—	—	15
Total held-to-maturity securities	$10,186	$5	$237	$9,954

	December 31, 2016
in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies, and corporations	$188	—	$4	$184
States and political subdivisions	11	—	—	11
Agency residential collateralized mortgage obligations	16,652	$31	275	16,408
Agency residential mortgage-backed securities	1,857	6	17	1,846
Agency commercial mortgage-backed securities	1,778	—	35	1,743
Other securities	21	—	1	20
Total securities available for sale	$20,507	$37	$332	$20,212

HELD TO MATURITY SECURITIES
Agency residential collateralized mortgage obligations	$8,404	$1	$173	$8,232
Agency residential mortgage-backed securities	629	—	5	624
Agency commercial mortgage-backed securities	1,184	1	49	1,136
Other securities	15	—	—	15
Total held-to-maturity securities	$10,232	$2	$227	$10,007

The following table summarizes our securities that were in an unrealized loss position as of March 31, 2017, and December 31, 2016.

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2017
Securities available for sale:
U.S Treasury, agencies, and corporations	$185	$3	—	—	$185	$3
Agency residential collateralized mortgage obligations	10,573	205	$1,507	$51	12,080	256
Agency residential mortgage-backed securities	1,527	14	—	—	1,527	14
Agency commercial mortgage-backed securities	1,910	46	—	—	1,910	46
Other securities (a)	—	—	3	1	3	1
Held-to-maturity:
Agency residential collateralized mortgage obligations	$6,634	$169	$521	$19	$7,155	$188
Agency residential mortgage-backed securities (a)	525	5	—	—	525	5
Agency commercial mortgage-backed securities	1,001	44	—	—	1,001	44
Other securities (b)	4	—	—	—	4	—
Total temporarily impaired securities	$22,359	$486	$2,031	$71	$24,390	$557

December 31, 2016
Securities available for sale:
U.S. Treasury, agencies, and corporations	$182	$4	—	—	$182	$4
Agency residential collateralized mortgage obligations	12,345	231	$1,410	$44	13,755	275
Agency residential mortgage-backed securities	1,452	17	—	—	1,452	17
Agency commercial mortgage-backed securities	1,482	35	—	—	1,482	35
Other securities (a)	2	—	3	1	5	1
Held-to-maturity:
Agency residential collateralized mortgage obligations	7,028	156	518	17	7,546	173
Agency residential mortgage-backed securities	547	5	—	—	547	5
Agency commercial mortgage-backed securities	996	49	—	—	996	49
Other securities (b)	4	—	—	—	4	—
Total temporarily impaired securities	$24,038	$497	$1,931	$62	$25,969	$559

(a)	Gross unrealized losses totaled less than $1 million for other securities available for sale at March 31, 2017, and December 31, 2016.

(b)	Gross unrealized losses totaled less than $1 million for other securities held to maturity at March 31, 2017, and December 31, 2016.

At March 31, 2017, we had $256 million of gross unrealized losses related to 367 fixed-rate agency residential CMOs that we invested in as part of our overall A/LM strategy. These securities had a weighted-average maturity of 4.19 years at March 31, 2017. We also had $14 million of gross unrealized losses related to 234 agency residential mortgage-backed securities positions, which had a weighted-average maturity of 3.85 years at March 31, 2017. Because these securities have a fixed interest rate, their fair value is sensitive to movements in market interest rates. These unrealized losses are considered temporary since we expect to collect all contractually due amounts from these securities. Accordingly, these investments were reduced to their fair value through OCI, not through earnings.

We regularly assess our securities portfolio for OTTI. The assessments are based on the nature of the securities, the underlying collateral, the financial condition of the issuer, the extent and duration of the loss, our intent related to the individual securities, and the likelihood that we will have to sell securities prior to expected recovery.

The debt securities identified as OTTI are written down to their current fair value. For those debt securities that we intend to sell, or more likely than not will be required to sell prior to the expected recovery of the amortized cost, the entire impairment (i.e., the difference between amortized cost and the fair value) is recognized in earnings. For those debt securities that we do not intend to sell, or more likely than not will not be required to sell prior to expected recovery, the credit portion of OTTI is recognized in earnings, while the remaining OTTI is recognized in equity as a component of AOCI on the balance sheet. As shown in the following table, we did not have any impairment losses recognized in earnings for the three months ended March 31, 2017.

Three months ended March 31, 2017
in millions
Balance at December 31, 2016	$4
Impairment recognized in earnings	—
Balance at March 31, 2017	$4

For the three months ended March 31, 2017, net realized securities gains totaled $1 million.

At March 31, 2017, securities available for sale and held-to-maturity securities totaling $8.9 billion were pledged to secure securities sold under repurchase agreements, to secure public and trust deposits, to facilitate access to secured funding, and for other purposes required or permitted by law.

The following table shows our securities by remaining maturity. CMOs and other mortgage-backed securities (both of which are included in the securities available-for-sale portfolio) as well as the CMOs in the held-to-maturity portfolio are presented based on their expected average lives. The remaining securities, in both the available-for-sale and held-to-maturity portfolios, are presented based on their remaining contractual maturity. Actual maturities may differ from expected or contractual maturities since borrowers have the right to prepay obligations with or without prepayment penalties.

	Securities Available for Sale		Held to Maturity Securities
March 31, 2017	Amortized Cost	Fair Value	Amortized Cost	Fair Value
in millions
Due in one year or less	$177	$179	$55	$56
Due after one through five years	16,595	16,354	6,935	6,798
Due after five through ten years	1,737	1,693	2,936	2,862
Due after ten years	208	205	260	238
Total	$18,717	$18,431	$10,186	$9,954

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

Derivative assets and liabilities are recorded at fair value on the balance sheet, after taking into account the effects of bilateral collateral and master netting agreements. These agreements allow us to settle all derivative contracts held with a single counterparty on a net basis and to offset net derivative positions with related cash collateral, where applicable. As a result, we may have derivative contracts with negative fair values included in derivative assets on the balance sheet and contracts with positive fair values included in derivative liabilities.

At March 31, 2017, after taking into account the effects of bilateral collateral and master netting agreements, we had $27 million of derivative assets and a positive $8 million of derivative liabilities that relate to contracts entered into for hedging purposes. Our hedging derivative liabilities are in an asset position largely because we have contracts with positive fair values as a result of master netting agreements. As of the same date, after taking into account the effects of bilateral collateral and master netting agreements and a reserve for potential future losses, we had derivative assets of $551 million and derivative liabilities of $263 million that were not designated as hedging instruments.

Additional information regarding our accounting policies for derivatives is provided in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Derivatives” beginning on page 112 of our 2016 Form 10-K.

Derivatives Designated in Hedge Relationships

Net interest income and the EVE change in response to changes in the mix of assets, liabilities, and off-balance sheet instruments and the associated interest rates tied to each instrument. In addition, differences in the repricing and maturity characteristics of interest-earning assets and interest-bearing liabilities cause net interest income and the EVE to fluctuate. We utilize derivatives that have been designated as part of a hedge relationship in accordance with the applicable accounting guidance to manage net interest income and EVE to within our stated risk tolerances. The primary derivative instruments used to manage interest rate risk are interest rate swaps, which convert the contractual interest rate index of agreed-upon amounts of assets and liabilities (i.e., notional amounts) to another interest rate index.

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

Derivatives Not Designated in Hedge Relationships

On occasion, we enter into interest rate swap contracts to manage economic risks but do not designate the instruments in hedge relationships. Excluding contracts addressing customer exposures, the amount of derivatives hedging risks on an economic basis at March 31, 2017, was not significant.

Like other financial services institutions, we originate loans and extend credit, both of which activities expose us to credit risk. We actively manage our overall loan portfolio and the associated credit risk in a manner consistent with asset quality objectives and concentration risk tolerances to mitigate portfolio credit risk. Purchasing credit default swaps enables us to transfer to a third party a portion of the credit risk associated with a particular extension of credit, including situations where there is a forecast sale of loans. Beginning in the first quarter of 2014, we began purchasing credit default swaps to reduce the credit risk associated with the debt securities held in our trading portfolio. We may also sell credit derivatives to offset our purchased credit default swap position prior to maturity. Although we use credit default swaps for risk management purposes, they are not treated as hedging instruments.

We also enter into derivative contracts for other purposes, including:

•	interest rate swap, cap, and floor contracts generally entered into to accommodate the needs of commercial loan clients;

•	energy and base metal swap and option contracts entered into to accommodate the needs of clients;

•	foreign exchange forward and option contracts entered into primarily to accommodate the needs of clients; and

•	futures contracts and positions with third parties that are intended to offset or mitigate the interest rate or market risk related to client positions discussed above.

These contracts are not designated as part of hedge relationships.

Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments

The following table summarizes the fair values of our derivative instruments on a gross and net basis as of March 31, 2017, and December 31, 2016. The change in the notional amounts of these derivatives by type from December 31, 2016, to March 31, 2017, indicates the volume of our derivative transaction activity during the first three months of 2017. The notional amounts are not affected by bilateral collateral and master netting agreements. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Where master netting agreements are not in effect or are not enforceable under bankruptcy laws, we do not adjust those derivative assets and liabilities with counterparties. Securities collateral related to legally enforceable master netting agreements is not offset on the balance sheet. Our derivative instruments are included in “derivative assets” or “derivative liabilities” on the balance sheet, as indicated in the following table:

	March 31, 2017			December 31, 2016
		Fair Value			Fair Value
in millions	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate	$24,917	$98	$20	$24,237	$189	$94
Foreign exchange	284	3	2	282	6	4
Total	25,201	101	22	24,519	195	98
Derivatives not designated as hedging instruments:
Interest rate	58,963	684	511	55,315	741	643
Foreign exchange	6,897	95	84	6,230	117	109
Commodity	1,569	150	140	1,474	176	165
Credit	418	3	6	360	1	4
Other (a)	2,625	9	16	390	4	1
Total	70,472	941	757	63,769	1,039	922
Netting adjustments (b)	—	(464)	(524)	—	(431)	(384)
Net derivatives in the balance sheet	95,673	578	255	88,288	803	636
Other collateral (c)	—	(11)	(71)	—	(21)	(97)
Net derivative amounts	$95,673	$567	$184	$88,288	$782	$539

(a)
Other derivatives include interest rate lock commitments and forward sale commitments related to our residential mortgage banking activities, forward purchase and sales contracts consisting of contractual commitments associated with “to be announced” securities and when issued securities, and when-issued security transactions in connection with an “at-the-market” equity offering program.

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

Fair value hedges. Instruments designated as fair value hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. The effective portion of a change in the fair value of an instrument designated as a fair value hedge is recorded in earnings at the same time as a change in fair value of the hedged item, resulting in no effect on net income. The ineffective portion of a change in the fair value of such a hedging instrument is recorded in “other income” on the income statement with no corresponding offset. During the three-month period ended March 31, 2017, we did not exclude any portion of these hedging instruments from the assessment of hedge effectiveness. While there is some immaterial ineffectiveness in our hedging relationships, all of our fair value hedges remained “highly effective” as of March 31, 2017.

The following table summarizes the pre-tax net gains (losses) on our fair value hedges for the three-month periods ended March 31, 2017, and March 31, 2016, and where they are recorded on the income statement.

	Three months ended March 31, 2017
in millions	Income Statement Location of Net Gains (Losses) on Derivative	Net Gains (Losses) on Derivative	Hedged Item	Income Statement Location of Net Gains (Losses) on Hedged Item	Net Gains (Losses) on Hedged Item
Interest rate	Other income	$(35)	Long-term debt	Other income	$35	(a)
Interest rate	Interest expense — Long-term debt	18
Total		$(17)			$35

	Three months ended March 31, 2016
in millions	Income Statement Location of Net Gains (Losses) on Derivative	Net Gains (Losses) on Derivative	Hedged Item	Income Statement Location of Net Gains (Losses) on Hedged Item	Net Gains (Losses) on Hedged Item
Interest rate	Other income	$115	Long-term debt	Other income	$(115)	(a)
Interest rate	Interest expense — Long-term debt	27
Total		$142			$(115)

(a)	Net gains (losses) on hedged items represent the change in fair value caused by fluctuations in interest rates.

Cash flow hedges. Instruments designated as cash flow hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. Initially, the effective portion of a gain or loss on a cash flow hedge is recorded as a component of AOCI on the balance sheet. This amount is subsequently reclassified into income when the hedged transaction affects earnings (e.g., when we pay variable-rate interest on debt, receive variable-rate interest on commercial loans, or sell commercial real estate loans). The ineffective portion of cash flow hedging transactions is included in “other income” on the income statement. During the three-month period ended March 31, 2017, we did not exclude any portion of these hedging instruments from the assessment of hedge effectiveness. While there is some immaterial ineffectiveness in our hedging relationships, all of our cash flow hedges remained “highly effective” as of March 31, 2017.

Considering the interest rates, yield curves, and notional amounts as of March 31, 2017, we would expect to reclassify an estimated $8 million of after-tax net gains on derivative instruments designated as cash flow hedges from AOCI to income during the next 12 months. In addition, we expect to reclassify approximately $3 million of net losses related to terminated cash flow hedges from AOCI to income during the next 12 months. As of March 31, 2017, the maximum length of time over which we hedge forecast transactions is 11 years.

Net investment hedges. We enter into foreign currency forward contracts to hedge our exposure to changes in the carrying value of our investments in foreign subsidiaries as a result of changes in the related foreign exchange rates. Instruments designated as net investment hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. Initially, the effective portion of a gain or loss on a net investment hedge is recorded as a component of AOCI on the balance sheet when the terms of the derivative match the notional and currency risk being hedged. The effective portion is subsequently reclassified into income when the hedged transaction affects earnings (e.g., when we dispose of or liquidate a foreign subsidiary). At March 31, 2017, AOCI reflected unrecognized, after-tax gains totaling $38 million related to cumulative changes in the fair value of our net investment hedges, which offset the unrecognized, after-tax foreign currency losses on net investment balances. The ineffective portion of net investment hedging transactions is included in “other income” on the income statement, but there was no net investment hedge ineffectiveness as of March 31, 2017. We did not exclude any portion of our hedging instruments from the assessment of hedge effectiveness during the three-month period ended March 31, 2017.

The following table summarizes the pre-tax net gains (losses) on our cash flow and net investment hedges for the three-month periods ended March 31, 2017, and March 31, 2016, and where they are recorded on the income statement. The table includes the effective portion of net gains (losses) recognized in OCI during the period, the effective portion of net gains (losses) reclassified from OCI into income during the current period, and the portion of net gains (losses) recognized directly in income, representing the amount of hedge ineffectiveness.

	Three months ended March 31, 2017
in millions	Net Gains (Losses) Recognized in OCI (Effective Portion)	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Income Statement Location of Net Gains (Losses) Recognized in Income (Ineffective Portion)	Net Gains (Losses) Recognized in Income (Ineffective Portion)
Cash Flow Hedges
Interest rate	$(22)	Interest income — Loans	$15	Other income	—
Interest rate	—	Interest expense — Long-term debt	(1)	Other income	—
Interest rate	—	Investment banking and debt placement fees	—	Other income	—
Net Investment Hedges
Foreign exchange contracts	(3)	Other Income	—	Other income	—
Total	$(25)		$14		—

	Three months ended March 31, 2016
in millions	Net Gains (Losses) Recognized in OCI (Effective Portion)	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Income Statement Location of Net Gains (Losses) Recognized in Income (Ineffective Portion)	Net Gains (Losses) Recognized in Income (Ineffective Portion)
Cash Flow Hedges
Interest rate	$133	Interest income — Loans	$23	Other income	—
Interest rate	(4)	Interest expense — Long-term debt	(1)	Other income	—
Interest rate	(1)	Investment banking and debt placement fees	—	Other income	—
Net Investment Hedges
Foreign exchange contracts	(14)	Other Income	—	Other income	—
Total	$114		$22		—

The after-tax change in AOCI resulting from cash flow and net investment hedges is as follows:

in millions	December 31, 2016	2017 Hedging Activity	Reclassification of Gains to Net Income	March 31, 2017
AOCI resulting from cash flow and net investment hedges	$(14)	$(15)	$(9)	$(38)

Nonhedging instruments. Our derivatives that are not designated as hedging instruments are recorded at fair value in “derivative assets” and “derivative liabilities” on the balance sheet. Adjustments to the fair values of these instruments, as well as any premium paid or received, are included in “corporate services income,” “consumer mortgage income,” and “other income” on the income statement.

The following table summarizes the pre-tax net gains (losses) on our derivatives that are not designated as hedging instruments for the three-month periods ended March 31, 2017, and March 31, 2016, and where they are recorded on the income statement.

	Three months ended March 31, 2017				Three months ended March 31, 2016
in millions	Corporate Services Income	Consumer Mortgage Income (a)	Other Income	Total	Corporate Services Income	Other Income	Total
NET GAINS (LOSSES)
Interest rate	$6	—	$(1)	$5	$6	$(1)	$5
Foreign exchange	11	—	—	11	10	—	10
Commodity	2	—	—	2	1	—	1
Credit	1	—	(5)	(4)	1	(2)	(1)
Other	—	$(1)	(1)	(2)	—	—	—
Total net gains (losses)	$20	$(1)	$(7)	$12	$18	$(3)	$15

(a)
As a result of the First Niagara acquisition, we began recognizing net gains (losses) on other derivatives related to our residential mortgage banking activities in “consumer mortgage income” in December 2016.

Counterparty Credit Risk

Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected positive replacement value of the contracts. We use several means to mitigate and manage exposure to credit risk on derivative contracts. We generally enter into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with a single counterparty in the event of default. Additionally, we monitor counterparty credit risk exposure on each contract to determine appropriate limits on our total credit exposure across all product types. We review our collateral positions on a daily basis and exchange collateral with our counterparties in accordance with standard ISDA documentation, central clearing rules, and other related agreements. We generally hold collateral in the form of cash and highly rated securities issued by the U.S. Treasury, government-sponsored enterprises, or GNMA. Cash collateral of $25 million was included in derivative assets on the balance sheet at March 31, 2017, compared to $155 million of cash collateral netted against derivative assets at December 31, 2016. The cash collateral netted against derivative liabilities totaled $35 million at March 31, 2017, and $108 million at December 31, 2016.

Beginning in the first quarter of 2017, the relevant agreements that allow us to access the central clearing organizations to clear derivative transactions became qualified master netting agreements resulting in a change in how cash collateral is reflected in our balance sheet and related disclosures as of March 31, 2017. As of March 31, 2017, all cash collateral exchanged with central clearing organizations is netted against the related derivative contracts in our balance sheet and related disclosures. Cash collateral exchanged with central clearing organizations was included in “short-term investments” and “NOW and money market deposit accounts” on the balance sheet in all periods prior to March 31, 2017. At December 31, 2016, we posted $448 million of cash collateral with clearing organizations and held $59 million of cash collateral from clearing organizations.

Additionally, the CME amended its rulebook effective January 3, 2017, to legally characterize variation margin payments made to and received from the CME as settlement of derivatives, not collateral against derivative exposure. As a result, variation margin payments with the CME are presented in the balance sheet and related disclosures as part of the gross fair value of CME-cleared derivative assets and liabilities. At March 31, 2017 we had paid $194 million and received $68 million in variation margin to settle CME-cleared derivatives. In addition, under the CME’s settlement rulebook, CME-cleared derivative assets and liabilities are offset against one another to determine the gross asset or liability exposure of CME-cleared derivatives.

Netting cash collateral exchanged with all central clearing organizations and applying variation margin payments as settlement to CME-cleared derivative transactions resulted in a reduction of net derivative assets on our balance sheet of $121 million and a reduction of net derivative liabilities on our balance sheet of $394 million as of March 31, 2017, as compared to December 31, 2016.

The following table summarizes the fair value of our derivative assets by type at the dates indicated. These assets represent our gross exposure to potential loss after taking into account the effects of bilateral collateral and master netting agreements and other means used to mitigate risk.

in millions	March 31, 2017	December 31, 2016
Interest rate	$452	$782
Foreign exchange	41	62
Commodity	50	110
Credit	1	—
Other	9	4
Derivative assets before collateral	553	958
Less: Related collateral	(25)	155
Total derivative assets	$578	$803

We enter into derivative transactions with two primary groups: broker-dealers and banks, and clients. Given that these groups have different economic characteristics, we have different methods for managing counterparty credit exposure and credit risk.

We enter into transactions with broker-dealers and banks for various risk management purposes. These types of transactions are generally high dollar volume. We generally enter into bilateral collateral and master netting agreements with these counterparties. We began clearing certain types of derivative transactions with these counterparties in June 2013, whereby the central clearing organizations become our counterparties subsequent to novation of the original derivative contracts. In addition, we began entering into derivative contracts through swap execution facilities during the first quarter of 2014. The swap clearing and swap trade execution requirements were mandated by the Dodd-Frank Act for the purpose of reducing counterparty credit risk and increasing transparency in the derivative market. At March 31, 2017, we had gross exposure of $464 million to broker-dealers and banks. We had net exposure of $239 million after the application of master netting agreements and cash collateral, where such qualifying agreements exist. We had net exposure of $215 million after considering $24 million of additional collateral held in the form of securities.

We enter into transactions with clients to accommodate their business needs. These types of transactions are generally low dollar volume. We generally enter into master netting agreements with these counterparties. In addition, we mitigate our overall portfolio exposure and market risk by buying and selling U.S. Treasuries and Eurodollar futures and entering into offsetting positions and other derivative contracts, sometimes with entities other than broker-dealers and banks. Due to the smaller size and magnitude of the individual contracts with clients, we generally do not exchange collateral in connection with these derivative transactions. To address the risk of default associated with the uncollateralized contracts, we have established a credit valuation adjustment (included in “derivative assets”) in the amount of $5 million at March 31, 2017, which we estimate to be the potential future losses on amounts due from client counterparties in the event of default. At March 31, 2017, we had gross exposure of $382 million to client counterparties and other entities that are not broker-dealers or banks for derivatives that have associated master netting agreements. We had net exposure of $339 million on our derivatives with these counterparties after the application of master netting agreements, collateral, and the related reserve.

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

The following table summarizes the fair value of our credit derivatives purchased and sold by type as of March 31, 2017, and December 31, 2016. The fair value of credit derivatives presented below does not take into account the effects of bilateral collateral or master netting agreements.

	March 31, 2017			December 31, 2016
in millions	Purchased	Sold	Net	Purchased	Sold	Net
Single-name credit default swaps	$(2)	—	$(2)	$(2)	—	$(2)
Traded credit default swap indices	(1)	—	(1)	(1)	—	(1)
Other (a)	—	—	—	—	$—	—
Total credit derivatives	$(3)	—	$(3)	$(3)	$—	(3)

(a)	As of both March 31, 2017, and December 31, 2016, the fair value of other credit derivatives sold totaled less than $1 million.

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

The following table provides information on the types of credit derivatives sold by us and held on the balance sheet at March 31, 2017, and December 31, 2016. The notional amount represents the maximum amount that the seller could be required to pay. The payment/performance risk assessment is based on the default probabilities for the underlying reference entities’ debt obligations using a Moody’s credit ratings matrix known as Moody’s “Idealized” Cumulative Default Rates. The payment/performance risk shown in the table represents a weighted-average of the default probabilities for all reference entities in the respective portfolios. These default probabilities are directly correlated to the probability that we will have to make a payment under the credit derivative contracts.

	March 31, 2017			December 31, 2016
dollars in millions	Notional Amount	Average Term (Years)	Payment / Performance Risk	Notional Amount	Average Term (Years)	Payment / Performance Risk
Other	$8	11.40	12.85%	$4	6.49	17.93%
Total credit derivatives sold	$8	—	—	$4	—	—

Credit Risk Contingent Features

We have entered into certain derivative contracts that require us to post collateral to the counterparties when these contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to our long-term senior unsecured credit ratings with Moody’s and S&P. Collateral requirements also are based on minimum transfer amounts, which are specific to each Credit Support Annex (a component of the ISDA Master Agreement) that we have signed with the counterparties. In a limited number of instances, counterparties have the right to terminate their ISDA Master Agreements with us if our ratings fall below a certain level, usually investment-grade level (i.e., “Baa3” for Moody’s and “BBB-” for S&P). At March 31, 2017, KeyBank’s rating was “A3” with Moody’s and “A-” with S&P, and KeyCorp’s rating was “Baa1” with Moody’s and “BBB+” with S&P. As of March 31, 2017, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our ratings) held by KeyBank that were in a net liability position totaled $98 million, which comprised of $164 million in derivative assets and $262 million in derivative liabilities. We had $100 million in cash and securities collateral posted to cover those positions as of March 31, 2017. There were no derivative contracts with credit risk contingent features held by KeyCorp at March 31, 2017.

The following table summarizes the additional cash and securities collateral that KeyBank would have been required to deliver under the ISDA Master Agreements had the credit risk contingent features been triggered for the derivative contracts in a net liability position as of March 31, 2017, and December 31, 2016. The additional collateral amounts were calculated based on scenarios under which KeyBank’s ratings are downgraded one, two, or three ratings as of March 31, 2017, and December 31, 2016, and take into account all collateral already posted. A similar calculation was performed for KeyCorp, and no additional collateral would have been required as of December 31, 2016. For more information about the credit ratings for KeyBank and

KeyCorp, see the discussion under the heading “Factors affecting liquidity” in the section entitled “Liquidity risk management” in Item 2 of this report.

	March 31, 2017		December 31, 2016
in millions	Moody’s	S&P	Moody’s	S&P
KeyBank’s long-term senior unsecured credit ratings	A3	A-	A3	A-
One rating downgrade	$2	$2	$2	$2
Two rating downgrades	2	2	2	2
Three rating downgrades	2	2	4	4

KeyBank’s long-term senior unsecured credit rating was four ratings above noninvestment grade at Moody’s and S&P as of March 31, 2017, and December 31, 2016. If KeyBank’s ratings had been downgraded below investment grade as of March 31, 2017, or December 31, 2016, payments of up to $3 million and $4 million, respectively, would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted. If KeyCorp’s ratings had been downgraded below investment grade as of December 31, 2016, payments of less than $1 million would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted.

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

Commercial Mortgage Servicing

Changes in the carrying amount of commercial mortgage servicing assets are summarized as follows:

	Three months ended March 31,
in millions	2017	2016
Balance at beginning of period	$356	$321
Servicing retained from loan sales	28	7
Purchases	7	12
Amortization	(22)	(22)
Balance at end of period	$369	$318
Fair value at end of period	$480	$408

The fair value of commercial mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The range and weighted average of the significant unobservable inputs used to determine the fair value of our commercial mortgage servicing assets at March 31, 2017, and December 31, 2016, along with the valuation techniques, are shown in the following table:

March 31, 2017	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
dollars in millions
Commercial mortgage servicing assets	Discounted cash flow	Expected defaults	1.00 - 3.00% (1.30%)
		Residual cash flows discount rate	7.00 - 15.00% (8.60%)
		Escrow earn rate	1.20 - 3.20% (2.60%)
		Servicing cost	$150 - $38,500 ($1,342)
		Loan assumption rate	0.00 - 3.00% (1.25%)
		Percentage late	0.00 - 2.00% (.31%)

December 31, 2016	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
dollars in millions
Commercial mortgage servicing assets	Discounted cash flow	Expected defaults	1.00 - 3.00% (1.40%)
		Residual cash flows discount rate	7.00 - 12.00% (8.00%)
		Escrow earn rate	1.10 - 3.00% (2.40%)
		Servicing cost	$150 - $2,700 ($1,124)
		Loan assumption rate	0.00 - 3.00% (1.13%)
		Percentage late	0.00 - 2.00% (.34%)

If these economic assumptions change or prove incorrect, the fair value of commercial mortgage servicing assets may also change. Expected credit losses, escrow earning rates, and discount rates are critical to the valuation of commercial mortgage servicing assets. Estimates of these assumptions are based on how a market participant would view the respective rates, and reflect historical data associated with the commercial mortgage loans, industry trends, and other considerations. Actual rates may differ from those estimated due to changes in a variety of economic factors. A decrease in the value assigned to the escrow earning rates would cause a decrease in the fair value of our commercial mortgage servicing assets. An increase in the assumed default rates of commercial mortgage loans or an increase in the assigned discount rates would cause a decrease in the fair value of our commercial mortgage servicing assets. Prepayment activity on commercial serviced loans does not significantly affect the valuation of our commercial mortgage servicing assets. Unlike residential mortgages, commercial mortgages experience significantly lower prepayments due to certain contractual restrictions affecting the borrower’s ability to prepay the mortgage.

We have elected to account for commercial servicing assets using the amortization method. The amortization of commercial servicing assets is determined in proportion to, and over the period of, the estimated net servicing income. The amortization of commercial servicing assets for each period, as shown in the table at the beginning of this note, is recorded as a reduction to contractual fee income. The contractual fee income from servicing commercial mortgage loans totaled $38 million for the three-month period ended March 31, 2017, and $35 million for the three-month period ended March 31, 2016. This fee income was offset by $22 million of amortization for the three-month period ended March 31, 2017, and $23 million for the three-month period ended March 31, 2016. Both the contractual fee income and the amortization are recorded, net, in “mortgage servicing fees” on the income statement.

Additional information pertaining to the accounting for commercial mortgage and other servicing assets is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Servicing Assets” on page 113 of our 2016 Form 10-K.

Residential Mortgage Servicing

With the First Niagara acquisition, we acquired residential mortgage servicing assets with a fair value of $28 million as of the Acquisition Date.

Changes in the carrying amount of residential mortgage servicing assets are summarized as follows:

Three months ended March 31, 2017
in millions
Balance at beginning of period	$28
Servicing retained from loan sales	2
Amortization	(1)
Balance at end of period	$29
Fair value at end of period	$35

The fair value of mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The range and weighted-average of the significant unobservable inputs used to fair value our mortgage servicing assets at March 31, 2017, along with the valuation techniques, are shown in the following table:

March 31, 2017	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
dollars in millions
Residential mortgage servicing assets	Discounted cash flow	Prepayment speed	7.68 - 19.68% (9.24%)
		Discount rate	8.50 - 11.00% (8.55%)
		Servicing cost	$76 - $3,335 ($83.03)

If these economic assumptions change or prove incorrect, the fair value of residential mortgage servicing assets may also change. Prepayment speed, discount rates, and servicing cost are critical to the valuation of servicing assets. Estimates of these assumptions are based on how a market participant would view the respective rates, and reflect historical data associated with the loans, industry trends, and other considerations. Actual rates may differ from those estimated due to changes in a variety of economic factors. An increase in the prepayment speed, assigned discount rates, and servicing cost assumptions would also cause a negative impact on the fair value of our residential mortgage servicing assets.

We have elected to account for residential servicing assets using the amortization method. The amortization of residential servicing assets is determined in proportion to, and over the period of, the estimated net residential servicing income. The amortization of servicing assets for March 31, 2017, as shown in the table above, is recorded as a reduction to contractual fee income. The contractual fee income from servicing residential mortgage loans totaled $3 million for the three-month period ended March 31, 2017. This fee income was offset by $1 million of amortization for the three-month period ended March 31, 2017. Both the contractual fee income and the amortization are recorded, net, in “mortgage servicing fees” on the income statement.

10. Variable Interest Entities

A VIE is a partnership, limited liability company, trust, or other legal entity that meets any one of the following criteria:

•	The entity does not have sufficient equity to conduct its activities without additional subordinated financial support from another party.

•	The entity’s investors lack the power to direct the activities that most significantly affect the entity’s economic performance.

•	The entity’s equity at risk holders do not have the obligation to absorb losses or the right to receive residual returns.

•
The voting rights of some investors are not proportional to their economic interests in the entity, and substantially all of the entity’s activities involve, or are conducted on behalf of, investors with disproportionately few voting rights.

Our significant VIEs are summarized below. We define a “significant interest” in a VIE as a subordinated interest that exposes us to a significant portion, but not the majority, of the VIE’s expected losses or residual returns, even though we do not have the power to direct the activities that most significantly affect the entity’s economic performance. KCC and KPP principal investments are newly assessed VIEs under the amended consolidation guidance. Additional information on the amended consolidation guidance is provided in Note 1 (“Basis of Presentation and Accounting Policies”).

LIHTC investments. Through KCDC, we have made investments directly and indirectly in LIHTC operating partnerships formed by third parties. As a limited partner in these operating partnerships, we are allocated tax credits and deductions associated with the underlying properties. We have determined that we are not the primary beneficiary of these investments because the general partners have the power to direct the activities that most significantly influence the economic performance of their respective partnerships and have the obligation to absorb expected losses and the right to receive residual returns. As we are not the primary beneficiary of these investments, we do not include them in our corporate consolidation.

Our maximum exposure to loss in connection with these partnerships consists of our unamortized investment balance plus any unfunded equity commitments and tax credits claimed but subject to recapture. We had $1.2 billion of investments in LIHTC operating partnerships at both March 31, 2017, and December 31, 2016. These investments are recorded in “accrued income and other assets” on our balance sheet. We do not have any loss reserves recorded related to these investments because we believe the likelihood of any loss to be remote. For all legally binding, unfunded equity commitments, we increase our recognized investment and recognize a liability. As of March 31, 2017, and December 31, 2016, we had liabilities of $439 million and $462 million, respectively, related to investments in qualified affordable housing projects, which are recorded in “accrued expenses and other liabilities” on our balance sheet. We continue to invest in these LIHTC operating partnerships.

The assets and liabilities presented in the table below convey the size of KCDC’s direct and indirect investments at March 31, 2017, and December 31, 2016. As these investments represent unconsolidated VIEs, the assets and liabilities of the investments themselves are not recorded on our balance sheet.

	Unconsolidated VIEs
in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
March 31, 2017
LIHTC investments	$4,785	$1,972	$1,451
December 31, 2016
LIHTC investments	$4,814	$2,003	$1,465

We amortize our LIHTC investments over the period that we expect to receive the tax benefits. During the first three months of 2017, we recognized $40 million of amortization and $39 million of tax credits associated with these investments within “income taxes” on our income statement. During the first three months of 2016, we recognized $33 million of amortization and $33 million of tax credits associated with these investments within “income taxes” on our income statement.

Principal investments. Through our principal investing entity, KCC, we have made investments in private equity funds engaged in venture- and growth-oriented investing. As a limited partner to these funds, KCC records these investments at fair value and receives distributions from the funds in accordance with the funds’ partnership agreements. We are not the primary beneficiary of these investments as we do not hold the power to direct the activities that most significantly affect the funds’

economic performance. Such power rests with the funds’ general partners. In addition, we have neither the obligation to absorb the funds’ expected losses nor the right to receive their residual returns. Our voting rights are also disproportionate to our economic interests, and substantially all of the funds’ activities are conducted on behalf of investors with disproportionally few voting rights. Because we are not the primary beneficiary of these investments, we do not consolidate them.

Our maximum exposure to loss associated with indirect principal investments consists of the investments’ fair value plus any unfunded equity commitments. The fair value of our indirect principal investments totaled $155 million and $158 million at March 31, 2017, and December 31, 2016, respectively. These investments are recorded in “other investments” on our balance sheet. Additional information on indirect principal investments is provided in Note 6 (“Fair Value Measurements”). The table below reflects the size of the private equity funds in which KCC was invested as well as our maximum exposure to loss in connection with these investments at March 31, 2017.

	Unconsolidated VIEs
in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
March 31, 2017
KCC indirect investments	$19,029	$135	$192
December 31, 2016
KCC indirect investments	$32,755	$201	$195

Other unconsolidated VIEs. We are involved with other various entities that we have determined to be VIEs in the normal course of business. We have determined that we are not the primary beneficiary of these partnerships because the general partners have the power to direct the activities that most significantly impact their economic performance. Our assets associated with these unconsolidated VIEs totaled $172 million at March 31, 2017, and $178 million at December 31, 2016, and primarily consisted of our investments in these entities. These assets are recorded in “accrued income and other assets,” “other investments,” and “securities available for sale” on our balance sheet. We had liabilities totaling $4 million associated with these unconsolidated VIEs at both March 31, 2017, and December 31, 2016. These liabilities are recorded in “accrued expenses and other liabilities” on our balance sheet.

Consolidated VIEs. Through our principal investing entity, KPP, we have formed and funded operating entities that provide management and other related services to our investment company funds, which directly invest in portfolio companies. In return for providing services to our direct investment funds, these entities’ receive a minority equity interest in the funds. This minority equity ownership is recorded at fair value on the entities financial statements. Additional information on our direct principal investments is provided in Note 6 (“Fair Value Measurements”). While other equity investors manage the daily operations of these entities, we retain the power, through voting rights, to direct the activities of the entities that most significantly affect their economic performance. In addition, we have the obligation to absorb losses and the right to receive residual returns that could potentially be significant to these entities. As a result, we have determined that we are the primary beneficiary of these funds and have consolidated them since formation. The assets of these KPP entities that can only be used to settle the entities’ obligations totaled $3 million at March 31, 2017, and $1 million at December 31, 2016. These assets are recorded in “cash and due from banks” and “accrued income and other assets” on our balance sheet. The entities had no liabilities at March 31, 2017, nor at December 31, 2016, and other equity investors have no recourse to our general credit.

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

The effective tax rate, which is the provision for income taxes as a percentage of income from continuing operations before income taxes, was 22.4% for the first quarter of 2017 and 23.0% for the first quarter of 2016. The effective tax rates are below our combined federal and state statutory tax rate of 37.2% primarily due to income from investments in tax-advantaged assets such as corporate-owned life insurance and credits associated with renewable energy and low-income housing investments. The effective tax rates for the three months ended March 31, 2017, and March 31, 2016, were favorably affected by net discrete income tax benefits of 4.7% and 1%, respectively.

The tax rate for the first quarter of 2017 was also significantly reduced due to merger-related charges of $81 million. Excluding those expenses, the tax rate for the first quarter of 2017 was 24.8%.

Deferred Tax Asset

At March 31, 2017, from continuing operations we had a net deferred tax asset of $468 million, compared to a net deferred tax asset of $607 million at December 31, 2016, included in “accrued income and other assets” on the balance sheet. At March 31, 2017, deferred tax assets were affected by the First Niagara acquisition including certain purchase accounting adjustments and changes in market conditions that affect the mark-to-market deferred tax adjustment on securities.

To determine the amount of deferred tax assets that are more likely than not to be realized, and therefore recorded, we conduct a quarterly assessment of all available evidence. This evidence includes, but is not limited to, taxable income in prior periods, projected future taxable income, and projected future reversals of deferred tax items. These assessments involve a degree of subjectivity and may undergo change. Based on these criteria, we had a valuation allowance of $26 million at March 31, 2017, and $26 million at December 31, 2016. The valuation allowance is associated with certain state net operating loss carryforwards, state credit carryforwards, and federal and state capital loss carryforwards.

Unrecognized Tax Benefits

As permitted under the applicable accounting guidance for income taxes, it is our policy to recognize interest and penalties related to unrecognized tax benefits in “income tax expense.” At March 31, 2017, Key’s unrecognized tax benefits were $50 million.

Pre-1988 Bank Reserves Acquired in a Business Combination

As a result of the First Niagara acquisition, at March 31, 2017, the retained earnings of KeyBank included approximately $92 million of allocated bad debt deductions for which no income taxes have been recorded. Under current federal law, these reserves are subject to recapture into taxable income if KeyBank, or any successor, fails to maintain its bank status under the
Internal Revenue Code or makes non-dividend distributions or distributions greater than its accumulated earnings and profits.
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

Divestiture

On September 9, 2016, KeyCorp sold to Northwest Bank, a wholly-owned subsidiary of Northwest Bancshares, Inc., 18 First Niagara Bank branches in the Buffalo, New York market. The branches were divested in connection with the merger between First Niagara and KeyCorp and pursuant to an agreement with the United States Department of Justice and commitments to the Federal Reserve following a customary antitrust review in connection with the merger. The divestiture included $439 million of loans and $1.6 billion of deposits associated with the 18 branches.

Discontinued operations

Education lending. In September 2009, we decided to exit the government-guaranteed education lending business. As a result, we have accounted for this business as a discontinued operation. As of January 1, 2010, we consolidated our ten outstanding education lending securitization trusts, as we held the residual interests and are the master servicer with the power to direct the activities that most significantly influence the economic performance of the trusts.

On September 30, 2014, we sold the residual interests in all of our outstanding education lending securitization trusts to a third party for $57 million. In selling the residual interests, we no longer have the obligation to absorb losses nor the right to receive benefits related to the securitization trusts. Therefore, in accordance with the applicable accounting guidance, we deconsolidated the securitization trusts and removed trust assets of $1.7 billion and trust liabilities of $1.6 billion from our balance sheet at September 30, 2014. We continue to service the securitized loans in eight of the securitization trusts and receive servicing fees, whereby we are adequately compensated, as well as remaining a counterparty to derivative contracts with three of the securitization trusts. We retained interests in the securitization trusts through our ownership of an insignificant percentage of certificates in two of the securitization trusts and two interest-only strips in one of the securitization trusts. These retained interests were remeasured at fair value on September 30, 2014, and their fair value of $1 million was recorded in “discontinued assets” on our balance sheet. These assets were valued using a similar approach and inputs that have been used to value the education loan securitization trust loans and securities, which are further discussed later in this note.

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

The components of “income (loss) from discontinued operations, net of taxes” for the education lending business are as follows:

	Three months ended March 31,
in millions	2017	2016
Net interest income	$5	$7
Provision for credit losses	3	2
Net interest income after provision for credit losses	2	5
Noninterest income	2	1
Noninterest expense	4	5
Income (loss) before income taxes	—	1
Income taxes	—	—
Income (loss) from discontinued operations, net of taxes (a)	—	$1

(a)
Includes after-tax charges of $6 million for each of the three-month periods ended March 31, 2017, and March 31, 2016, determined by applying a matched funds transfer pricing methodology to the liabilities assumed necessary to support the discontinued operations.

The discontinued assets of our education lending business included on the balance sheet are as follows. There were no discontinued liabilities for the periods presented below.

in millions	March 31, 2017	December 31, 2016
Held-to-maturity securities	$1	$1
Portfolio loans at fair value	3	3
Loans, net of unearned income (a)	1,497	1,562
Less: Allowance for loan and lease losses	23	24
Net loans	1,477	1,541
Accrued income and other assets	27	28
Total assets	$1,505	$1,570

(a)	At March 31, 2017, and December 31, 2016, unearned income was less than $1 million.

The discontinued education lending business consisted of loans in portfolio recorded at fair value and loans in portfolio recorded at carrying value with appropriate valuation reserves. As of June 30, 2015, we decided to sell the portfolio loans that are recorded at fair value, which were subsequently sold during the fourth quarter of 2015.

At March 31, 2017, education loans included 2,316 TDRs with a recorded investment of approximately $23 million (pre-modification and post-modification). A specifically allocated allowance of $2 million was assigned to these loans as of March 31, 2017. At December 31, 2016, education loans included 2,163 TDRs with a recorded investment of approximately $22 million (pre-modification and post-modification). A specifically allocated allowance of $2 million was assigned to these loans as of December 31, 2016. There have been no significant payment defaults. There are no significant commitments to lend additional funds to these borrowers outstanding. Additional information regarding TDR classification and ALLL methodology is provided in Note 5 (“Asset Quality”).

In June 2015, we transferred $179 million of loans that were previously purchased from three of the outstanding securitization trusts pursuant to the legal terms of those particular trusts to held for sale and accounted for them at fair value. These portfolio loans held for sale were valued based on indicative bids to sell the loans. These loans were considered Level 3 assets since we relied on unobservable inputs when determining their fair value. Portfolio loans accounted for at fair value were $3 million at March 31, 2017.

The following table shows the significant unobservable inputs used to measure the fair value of the portfolio loans accounted for at fair value as of March 31, 2017, and December 31, 2016:

March 31, 2017	Fair Value of Level 3 Assets and Liabilities	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
dollars in millions
Portfolio loans accounted for at fair value	$3	Market approach	Indicative bids	84.50-104.00%

December 31, 2016	Fair Value of Level 3 Assets and Liabilities	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
dollars in millions
Portfolio loans accounted for at fair value	$3	Market approach	Indicative bids	84.50-104.00%

The following table shows the principal and fair value amounts for our portfolio loans at carrying value at March 31, 2017, and December 31, 2016. Our policies for determining past due loans, placing loans on nonaccrual, applying payments on nonaccrual loans, and resuming accrual of interest are disclosed in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Nonperforming Loans” beginning on page 108 of our 2016 Form 10-K.

	March 31, 2017		December 31, 2016
in millions	Principal	Fair Value	Principal	Fair Value
Portfolio loans at carrying value
Accruing loans past due 90 days or more	$20	N/A	$22	N/A
Loans placed on nonaccrual status	4	N/A	5	N/A

The following table shows the portfolio loans at fair value and their related contractual amounts as of March 31, 2017, and December 31, 2016.

	March 31, 2017		December 31, 2016
in millions	Contractual Amount	Fair Value	Contractual Amount	Fair Value
ASSETS
Portfolio loans	$3	$3	$3	$3

The following tables present the assets of the portfolio loans measured at fair value on a recurring basis at March 31, 2017, and December 31, 2016.

March 31, 2017
in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Portfolio loans	—	—	$3	$3
Total assets on a recurring basis at fair value	—	—	$3	$3

December 31, 2016
in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Portfolio loans	—	—	$3	$3
Total assets on a recurring basis at fair value	—	—	$3	$3

The following table shows the change in the fair values of the Level 3 portfolio loans held for sale, portfolio loans, and consolidated education loan securitization trusts for the three-month periods ended March 31, 2017, and March 31, 2016.

in millions	Portfolio Student Loans
Balance at December 31, 2016	$3
Settlements	—
Balance at March 31, 2017 (a)	$3

Balance at December 31, 2015	$4
Settlements	(1)
Balance at March 31, 2016 (a)	$3

(a)
There were no purchases, sales, issuances, gains (losses) recognized in earnings, transfers into Level 3, or transfers out of Level 3 for the three-month period ended March 31, 2017. There were no purchases, sales, issuances, gains (losses) recognized in earnings, transfers into Level 3, or transfers out of Level 3 for the three-month period ended March 31, 2016.

Austin Capital Management, Ltd. In April 2009, we decided to discontinue the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers. As a result, we have accounted for this business as a discontinued operation. There was no income related to Austin for the three-month periods ended March 31, 2017, and March 31, 2016. The discontinued assets of Austin included on the balance sheet are as follows. There were no discontinued liabilities for the periods presented below.

in millions	March 31, 2017	December 31, 2016
Cash and due from banks	$15	$15
Total assets	$15	$15

Combined discontinued operations. The combined results of the discontinued operations are as follows:

	Three months ended March 31,
in millions	2017	2016
Net interest income	$5	$7
Provision for credit losses	3	2
Net interest income after provision for credit losses	2	5
Noninterest income	2	1
Noninterest expense	4	5
Income (loss) before income taxes	—	1
Income taxes	—	—
Income (loss) from discontinued operations, net of taxes (a)	—	$1

(a)
Includes after-tax charges of $6 million and for each of the three-month periods ended March 31, 2017, and March 31, 2016, determined by applying a matched funds transfer pricing methodology to the liabilities assumed necessary to support the discontinued operations.

The combined assets of the discontinued operations are as follows. There were no discontinued liabilities for the periods presented below.

in millions	March 31, 2017	December 31, 2016
Cash and due from banks	$15	$15
Held-to-maturity securities	1	1
Portfolio loans at fair value	3	3
Loans, net of unearned income (a)	1,497	1,562
Less: Allowance for loan and lease losses	23	24
Net loans	1,477	1,541
Accrued income and other assets	27	28
Total assets	$1,520	$1,585

(a)	At March 31, 2017, and December 31, 2016, unearned income was less than $1 million.

13. Securities Financing Activities

We enter into repurchase agreements to finance overnight customer sweep deposits. We also enter into repurchase and reverse repurchase agreements to settle other securities obligations. We account for these securities financing agreements as collateralized financing transactions. Repurchase and reverse repurchase agreements are recorded on the balance sheet at the amounts for which the securities will be subsequently sold or repurchased. Securities borrowed transactions are recorded on the balance sheet at the amounts of cash collateral advanced. While our securities financing agreements incorporate a right of set off, the assets and liabilities are reported on a gross basis. Reverse repurchase agreements and securities borrowed transactions are included in “short-term investments” on the balance sheet; repurchase agreements are included in “federal funds purchased and securities sold under repurchase agreements.”

The following table summarizes our securities financing agreements at March 31, 2017, and December 31, 2016:

	March 31, 2017
in millions	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts
Offsetting of financial assets:
Reverse repurchase agreements	$4	$(3)	$(1)	—
Total	$4	$(3)	$(1)	—

Offsetting of financial liabilities:
Repurchase agreements (c)	$437	$(3)	$(434)	—
Total	$437	$(3)	$(434)	—

	December 31, 2016
in millions	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts
Offsetting of financial assets:
Reverse repurchase agreements	$3	$(3)	—	—
Total	$3	$(3)	—	—

Offsetting of financial liabilities:
Repurchase agreements (c)	$497	$(3)	$(494)	—
Total	$497	$(3)	$(494)	—

(a)	Netting adjustments take into account the impact of master netting agreements that allow us to settle with a single counterparty on a net basis.

(b)
These adjustments take into account the impact of bilateral collateral agreements that allow us to offset the net positions with the related collateral. The application of collateral cannot reduce the net position below zero. Therefore, excess collateral, if any, is not reflected above.

(c)
Repurchase agreements are collateralized by federal agency CMOs and U.S. Treasury securities and contracted on an overnight basis. These securities are reported in “securities available for sale” on our balance sheet.

As of March 31, 2017, the carrying amount of assets pledged as collateral against repurchase agreements totaled $569 million. Assets pledged as collateral are reported in “securities available for sale” and “held-to-maturity securities” on our balance sheet. At March 31, 2017, the liabilities associated with collateral pledged were solely comprised of customer sweep financing activity and had a carrying value of $434 million. The collateral pledged under customer sweep repurchase agreements is posted to a third-party custodian and cannot be sold or repledged by the secured party. The risk related to a decline in the market value of collateral pledged is minimal given the collateral's high credit quality and the overnight duration of the repurchase agreements.

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

The components of net pension cost (benefit) for all funded and unfunded plans are as follows:

	Three months ended March 31,
in millions	2017	2016
Interest cost on PBO	$12	$10
Expected return on plan assets	(17)	(13)
Amortization of losses	4	4
Net pension cost	$(1)	$1

Other Postretirement Benefit Plans

We sponsor a retiree healthcare plan in which all employees age 55 with 5 years of service (or employees age 50 with 15 years of service who are terminated under conditions that entitle them to a severance benefit) are eligible to participate. Participant contributions are adjusted annually. Key may provide a subsidy toward the cost of coverage for certain employees hired before 2001 with a minimum of 15 years of service at the time of termination. We use a separate VEBA trust to fund the retiree healthcare plan. Effective November 29, 2016, an unfunded retiree welfare plan previously sponsored by First Niagara merged into our current retiree healthcare plan.

The components of net postretirement benefit cost for all funded and unfunded plans are as follows:

	Three months ended March 31,
in millions	2017	2016
Interest cost on APBO	—	$1
Expected return on plan assets	—	(1)
Net postretirement benefit cost	—	—

15. Trust Preferred Securities Issued by Unconsolidated Subsidiaries

We own the outstanding common stock of business trusts formed by us that issued corporation-obligated, mandatorily redeemable, trust preferred securities. The trusts used the proceeds from the issuance of their trust preferred securities and common stock to buy debentures issued by KeyCorp. These debentures are the trusts’ only assets; the interest payments from the debentures finance the distributions paid on the mandatorily redeemable trust preferred securities. The outstanding common stock of these business trusts is recorded in “other investments” on our balance sheet.

We unconditionally guarantee the following payments or distributions on behalf of the trusts:

•	required distributions on the trust preferred securities;

•	the redemption price when a capital security is redeemed; and

•	the amounts due if a trust is liquidated or terminated.

The Regulatory Capital Rules, discussed in “Supervision and regulation” in Item 2 of this report, implement a phase-out of trust preferred securities as Tier 1 capital, consistent with the requirements of the Dodd-Frank Act. For “standardized approach” banking organizations such as Key, the phase-out period began on January 1, 2015, and starting in 2016 requires us to treat our mandatorily redeemable, trust preferred securities as Tier 2 capital.

During the quarter, we redeemed $9 million of trust preferred securities that were acquired in the First Niagara acquisition.

The trust preferred securities, common stock, and related debentures are summarized as follows:

dollars in millions	Trust Preferred Securities, Net of Discount (a)	Common Stock	Principal Amount of Debentures, Net of Discount (b)	Interest Rate of Trust Preferred Securities and Debentures (c)	Maturity of Trust Preferred Securities and Debentures
March 31, 2017
KeyCorp Capital I	$155	$6	$161	1.738%	2028
KeyCorp Capital II	105	4	109	6.875	2029
KeyCorp Capital III	138	4	142	7.750	2029
HNC Statutory Trust III	18	1	19	2.453	2035
Willow Grove Statutory Trust I	18	1	19	2.441	2036
HNC Statutory Trust IV	16	1	17	2.319	2037
Westbank Capital Trust II	7	—	7	3.342	2034
Westbank Capital Trust III	7	—	7	3.342	2034
Total	$464	$17	$481	4.811%	—

December 31, 2016	$475	$17	$492	4.845%	—

(a)
The trust preferred securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of trust preferred securities carries an interest rate identical to that of the related debenture. Certain trust preferred securities include basis adjustments related to fair value hedges totaling $58 million at March 31, 2017, and $59 million at December 31, 2016. See Note 8 (“Derivatives and Hedging Activities”) for an explanation of fair value hedges.

(b)
We have the right to redeem these debentures. If the debentures purchased by KeyCorp Capital I, HNC Statutory Trust III, Willow Grove Statutory Trust I, HNC Statutory Trust IV, Westbank Capital Trust II, or Westbank Capital Trust III are redeemed before they mature, the redemption price will be the principal amount, plus any accrued but unpaid interest. If the debentures purchased by KeyCorp Capital II or KeyCorp Capital III are redeemed before they mature, the redemption price will be the greater of: (i) the principal amount, plus any accrued but unpaid interest, or (ii) the sum of the present values of principal and interest payments discounted at the Treasury Rate (as defined in the applicable indenture), plus 20 basis points for KeyCorp Capital II or 25 basis points for KeyCorp Capital III, or 50 basis points in the case of redemption upon either a tax or a capital treatment event for either KeyCorp Capital II or KeyCorp Capital III, plus any accrued but unpaid interest. The principal amount of certain debentures includes basis adjustments related to fair value hedges totaling $58 million at March 31, 2017, and $59 million at December 31, 2016. See Note 8 for an explanation of fair value hedges. The principal amount of debentures, net of discounts, is included in “long-term debt” on the balance sheet.

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

16. Contingent Liabilities and Guarantees

Legal Proceedings

See Note 21 (“Commitments, Contingent Liabilities, and Guarantees”) under the heading “Legal Proceedings” on page 194 of our 2016 Form 10-K for a description of a proceeding styled In re: Checking Account Overdraft Litigation.

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

Guarantees

We are a guarantor in various agreements with third parties. The following table shows the types of guarantees that we had outstanding at March 31, 2017. Information pertaining to the basis for determining the liabilities recorded in connection with these guarantees is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Guarantees” beginning on page 115 of our 2016 Form 10-K.

March 31, 2017	Maximum Potential Undiscounted Future Payments	Liability Recorded
in millions
Financial guarantees:
Standby letters of credit	$11,779	$70
Recourse agreement with FNMA	2,664	5
Residential mortgage reserve	1,270	5
Return guarantee agreement with LIHTC investors	3	3
Written put options (a)	2,052	43
Total	$17,768	$126

(a)	The maximum potential undiscounted future payments represent notional amounts of derivatives qualifying as guarantees.

We determine the payment/performance risk associated with each type of guarantee described below based on the probability that we could be required to make the maximum potential undiscounted future payments shown in the preceding table. We use a scale of low (0% to 30% probability of payment), moderate (greater than 30% to 70% probability of payment), or high (greater than 70% probability of payment) to assess the payment/performance risk, and have determined that the payment/performance risk associated with each type of guarantee outstanding at March 31, 2017, is low.

Standby letters of credit. KeyBank issues standby letters of credit to address clients’ financing needs. These instruments obligate us to pay a specified third party when a client fails to repay an outstanding loan or debt instrument or fails to perform some contractual nonfinancial obligation. Any amounts drawn under standby letters of credit are treated as loans to the client; they bear interest (generally at variable rates) and pose the same credit risk to us as a loan. At March 31, 2017, our standby letters of credit had a remaining weighted-average life of two years, with remaining actual lives ranging from less than one year to as many as 18 years.

Recourse agreement with FNMA. We participate as a lender in the FNMA Delegated Underwriting and Servicing program. FNMA delegates responsibility for originating, underwriting, and servicing mortgages, and we assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan that we sell to FNMA. We maintain a reserve for such potential losses in an amount that we believe approximates the fair value of our liability. At March 31, 2017, the outstanding commercial mortgage loans in this program had a weighted-average remaining term of 7.5 years, and the unpaid principal balance outstanding of loans sold by us as a participant was $9.1 billion. The maximum potential amount of undiscounted future payments that we could be required to make under this program, as shown in the preceding table, is equal to approximately 29% of the principal balance of loans outstanding at March 31, 2017. If we are required to make a payment, we would have an interest in the collateral underlying the related commercial mortgage loan; any loss we incur could be offset by the amount of any recovery from the collateral.

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

At March 31, 2017, the outstanding residential mortgage loans in this program had a weighted-average LTV ratio of 71%, and the unpaid principal balance outstanding of loans sold by us was $4.2 billion. The risk assessment is low for the residential mortgage product. The maximum potential amount of undiscounted future payments that we could be required to make under this program, as shown in the preceding table, is equal to approximately 30% of the principal balance of loans outstanding at March 31, 2017. Our liability for estimated repurchase obligations on loans sold, which is included in other liabilities on our balance sheet, was $5 million at March 31, 2017.

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

As shown in the previous table, KAHC maintained a reserve in the amount of $3 million at March 31, 2017, which is sufficient to cover estimated future obligations under the guarantees. The maximum exposure to loss reflected in the table represents undiscounted future payments due to investors for the return on and of their investments.

These guarantees have expiration dates that extend through 2018, but KAHC has not formed any new partnerships under this program since October 2003. Additional information regarding these partnerships is included in Note 10 (“Variable Interest Entities”).

Written put options. In the ordinary course of business, we “write” put options for clients that wish to mitigate their exposure to changes in interest rates and commodity prices. At March 31, 2017, our written put options had an average life of three years. These instruments are considered to be guarantees, as we are required to make payments to the counterparty (the client) based on changes in an underlying variable that is related to an asset, a liability, or an equity security that the client holds. We are obligated to pay the client if the applicable benchmark interest rate or commodity price is above or below a specified level (known as the “strike rate”). These written put options are accounted for as derivatives at fair value, as further discussed in Note 8 (“Derivatives and Hedging Activities”). We mitigate our potential future payment obligations by entering into offsetting positions with third parties.

Written put options where the counterparty is a broker-dealer or bank are accounted for as derivatives at fair value but are not considered guarantees since these counterparties typically do not hold the underlying instruments. In addition, we are a purchaser and seller of credit derivatives, which are further discussed in Note 8 (“Derivatives and Hedging Activities”).

Default guarantees. Some lines of business participate in guarantees that obligate us to perform if the debtor (typically a client) fails to satisfy all of its payment obligations to third parties. We generally undertake these guarantees for one of two possible reasons: (i) either the risk profile of the debtor should provide an investment return, or (ii) we are supporting our underlying investment in the debtor. We do not hold collateral for the default guarantees. If we were required to make a payment under a guarantee, we would receive a pro rata share should the third party collect some or all of the amounts due from the debtor. At March 31, 2017, we had less than $1 million of default guarantees.

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

Intercompany guarantees. KeyCorp, KeyBank, and certain of our affiliates are parties to various guarantees that facilitate the ongoing business activities of other affiliates. These business activities include issuing debt, assuming certain lease and insurance obligations, purchasing or issuing investments and securities, and engaging in certain leasing transactions involving clients.

17. Accumulated Other Comprehensive Income

Our changes in AOCI for the three months ended March 31, 2017, and March 31, 2016, are as follows:

in millions	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative financial instruments	Foreign currency translation adjustment	Net pension and postretirement benefit costs	Total
Balance at December 31, 2016	$(185)	$(14)	$(3)	$(339)	$(541)
Other comprehensive income before reclassification, net of income taxes	6	(15)	1	1	(7)
Amounts reclassified from accumulated other comprehensive income, net of income taxes (a)	—	(9)	—	3	(6)
Net current-period other comprehensive income, net of income taxes	6	(24)	1	4	(13)
Balance at March 31, 2017	$(179)	$(38)	$(2)	$(335)	$(554)

Balance at December 31, 2015	$(58)	$20	$(2)	$(365)	$(405)
Other comprehensive income before reclassification, net of income taxes	128	72	5	(2)	203
Amounts reclassified from accumulated other comprehensive income, net of income taxes (a)	—	(14)	—	3	(11)
Net current-period other comprehensive income, net of income taxes	128	58	5	1	192
Balance at March 31, 2016	$70	$78	$3	$(364)	$(213)

(a)	See table below for details about these reclassifications.

Our reclassifications out of AOCI for the three months ended March 31, 2017, and March 31, 2016, are as follows:

Three months ended March 31, 2017	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
in millions
Unrealized gains (losses) on derivative financial instruments
Interest rate	$15	Interest income — Loans
Interest rate	(1)	Interest expense — Long-term debt
	14	Income (loss) from continuing operations before income taxes
	5	Income taxes
	$9	Income (loss) from continuing operations
Net pension and postretirement benefit costs
Amortization of losses	$(4)	Personnel expense
Amortization of unrecognized prior service credit	—	Personnel expense
	(4)	Income (loss) from continuing operations before income taxes
	(1)	Income taxes
	$(3)	Income (loss) from continuing operations

Three months ended March 31, 2016	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
in millions
Unrealized gains (losses) on derivative financial instruments
Interest rate	$23	Interest income — Loans
Interest rate	(1)	Interest expense — Long-term debt
	22	Income (loss) from continuing operations before income taxes
	8	Income taxes
	$14	Income (loss) from continuing operations
Net pension and postretirement benefit costs
Amortization of losses	$(4)	Personnel expense
	(4)	Income (loss) from continuing operations before income taxes
	(1)	Income taxes
	$(3)	Income (loss) from continuing operations

18. Shareholders' Equity

Comprehensive Capital Plan

On June 29, 2016, the Federal Reserve announced that it did not object to our 2016 capital plan submitted as part of the annual CCAR process. Share repurchases of up to $350 million were included in the 2016 capital plan, which is effective through the second quarter of 2017. We completed $160 million of Common Share repurchases, including $107 million of Common Share repurchases in the open market and $53 million of Common Share repurchases related to employee equity compensation programs in the first quarter of 2017 under this authorization.

Consistent with our 2016 capital plan, the Board declared a quarterly dividend of $.085 per Common Share for the first quarter of 2017. Our 2016 capital plan proposed an increase in our quarterly Common Share dividend, up to $.095 per share, which will be considered by the Board for the second quarter of 2017.

Preferred Stock

On March 9, 2017, we announced that all of our 7.75% Noncumulative Perpetual Convertible Series A Preferred Stock would convert into KeyCorp Common Shares. On March 20, 2017, the conversion date, holders of the Series A Preferred Stock received 7.0922 Common Shares for each share of Series A Preferred Stock. Cash was paid in lieu of fractional shares. Prior to the conversion of the Series A Preferred Stock, we made a quarterly dividend payment of $1.9375 per share, or $6 million, on our Series A Preferred Stock during the first quarter of 2017.

We had $290 million of 7.75% Noncumulative Perpetual Convertible Series A Preferred Stock outstanding at December 31, 2016. Our Series A Preferred Stock had a $1 par value and a $100 liquidation preference. There were 7,475,000 shares authorized and 2,900,234 shares outstanding at December 31, 2016.

As previously reported, on January 12, 2017, we provided notice of our intention to redeem all outstanding shares of the Series C Preferred Stock on February 15, 2017. On February 15, 2017, the Series C Preferred Stock was redeemed for cash at a redemption price of $25 per share. The redemption date was also a dividend payment date, and declared dividends of $.539063 per share, or $7 million, were also paid separately on February 15, 2017. The Series C Preferred Stock was initially issued in connection with the First Niagara acquisition to replace First Niagara’s outstanding preferred stock.

Prior to the redemption, we had $350 million of Fixed-to-Floating Rate Perpetual Noncumulative Series C Preferred Stock. Our Series C Preferred Stock had a $1 par value with a $25 liquidation preference. There were 14,000,000 shares authorized and outstanding at December 31, 2016.

We have $525 million of depositary shares, each representing a 1/25th ownership interest in a share of our Fixed-to-Floating Rate Perpetual Noncumulative Series D Preferred Stock outstanding at March 31, 2017, and December 31, 2016. Our Series D Preferred Stock has a $1 par value with a $25,000 liquidation preference. There are 21,000 shares authorized and outstanding at March 31, 2017, and December 31, 2016. We made payments of $12.50 per depository share on the depositary shares related to our Series D Preferred Stock during the first quarter of 2017, for a total of $7 million.

We have $500 million of depositary shares, each representing a 1/40th ownership interest in a share of our Fixed-to-Floating Rate Perpetual Noncumulative Series E Preferred Stock outstanding at March 31, 2017, and December 31, 2016. Our Series E Preferred Stock has a $1 par value with a $1,000 liquidation preference. There are 500,000 shares authorized and outstanding at March 31, 2017, and December 31, 2016. We made payments of $.395573 per depositary share on the depositary shares related to our Series E Preferred Stock during the first quarter of 2017, for a total of $8 million.

19. Line of Business Results

The specific lines of business that constitute each of the major business segments (operating segments) are described below.

Key Community Bank

Key Community Bank serves individuals and small to mid-sized businesses primarily through its 15-state branch network.

Individuals are provided with branch-based deposit and investment products, personal finance services, and loans, including residential mortgages, home equity, credit card, and various types of installment loans. Key Community Bank offers personal property and casualty insurance, such as home, auto, renters, watercraft, and umbrella policies. Key Community Bank also purchases retail auto sales contracts via a network of auto dealerships. The auto dealerships finance the sale of automobiles as the initial lender and then assign the contracts to us pursuant to dealer agreements. In addition, financial, estate and retirement planning, asset management services, and Delaware Trust capabilities are offered to assist high net worth clients with their banking, trust, portfolio management, life insurance, charitable giving, and related needs.

Small businesses are provided with deposit, investment and credit products, and business advisory services. Mid-sized businesses are provided with products and services, some of which are delivered by Key Corporate Bank, that include commercial lending, cash management, equipment leasing, investment, insurance including commercial property and casualty as well as captive insurance and employee benefit programs, succession planning, access to capital markets, derivatives, and foreign exchange.

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

Reconciling Items

Total assets included under “Reconciling Items” primarily represent the unallocated portion of nonearning assets of corporate support functions. Charges related to the funding of these assets are part of net interest income and are allocated to the business segments through noninterest expense. Reconciling Items also includes intercompany eliminations and certain items that are not allocated to the business segments because they do not reflect their normal operations, including merger-related charges.

The information was derived from the internal financial reporting system that we use to monitor and manage our financial performance. GAAP guides financial accounting, but there is no authoritative guidance for “management accounting,” i.e., the way we apply judgment and experience to make reporting decisions. Consequently, the line of business results we report may not be comparable to line of business results presented by other companies.

The selected financial data are based on internal accounting policies designed to compile results on a consistent basis and in a manner that reflects the underlying economics of the businesses. In accordance with our policies:

•	Net interest income is determined by assigning a standard cost for funds used or a standard credit for funds provided based on their assumed maturity, prepayment, and/or repricing characteristics;

•	Indirect expenses, such as computer servicing costs and corporate overhead, are allocated based on assumptions regarding the extent that each line of business actually uses the services;

•
The consolidated provision for credit losses is allocated among the lines of business primarily based on their actual net loan charge-offs, adjusted periodically for loan growth and changes in risk profile. The amount of the consolidated provision is based on the methodology that we use to estimate our consolidated ALLL. This methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” beginning on page 109 of our 2016 Form 10-K;

•	Income taxes are allocated based on the statutory federal income tax rate of 35% and a blended state income tax rate (net of the federal income tax benefit) of 2.2%; and

•	Capital is assigned to each line of business based on economic equity.

The development and application of the methodologies that we use to allocate items among our lines of business is a dynamic process. Accordingly, financial results may be revised periodically to reflect enhanced alignment of expense base allocation drivers, changes in the risk profile of a particular business, or changes in our organizational structure.

The table on the following pages shows selected financial data for our major business segments for the three-month periods ended March 31, 2017, and March 31, 2016.

Three months ended March 31,	Key Community Bank		Key Corporate Bank
dollars in millions	2017	2016	2017	2016
SUMMARY OF OPERATIONS
Net interest income (TE)	$631	$399	$304	$218
Noninterest income	277	196	275	207
Total revenue (TE) (a)	908	595	579	425
Provision for credit losses	47	42	17	43
Depreciation and amortization expense	28	13	20	13
Other noninterest expense	599	423	283	224
Income (loss) from continuing operations before income taxes (TE)	234	117	259	145
Allocated income taxes and TE adjustments	87	43	78	27
Income (loss) from continuing operations	147	74	181	118
Income (loss) from discontinued operations, net of taxes	—	—	—	—
Net income (loss)	147	74	181	118
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—
Net income (loss) attributable to Key	$147	$74	$181	$118

AVERAGE BALANCES (b)
Loans and leases	$47,036	$30,789	$37,737	$27,722
Total assets (a)	50,962	32,856	44,167	33,413
Deposits	79,393	52,803	21,003	18,074
OTHER FINANCIAL DATA
Net loan charge-offs (b)	$43	$23	$14	$18
Return on average allocated equity (b)	12.60%	11.10%	24.86%	22.92%
Return on average allocated equity	12.60	11.10	24.86	22.92
Average full-time equivalent employees (c)	10,804	7,376	2,384	2,126

(a)
Substantially all revenue generated by our major business segments is derived from clients that reside in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software, and goodwill held by our major business segments, are located in the United States.

(b)	From continuing operations.

(c)	The number of average full-time equivalent employees was not adjusted for discontinued operations.

Other Segments		Total Segments		Reconciling Items		Key
2017	2016	2017	2016	2017	2016	2017	2016

$(5)	$(9)	$930	$608	$(1)	$4	$929	$612
33	30	585	433	(8)	(2)	577	431
28	21	1,515	1,041	(9)	2	1,506	1,043
(1)	5	63	90	—	(1)	63	89
1	1	49	27	44	37	93	64
10	9	892	656	28	(17)	920	639
18	6	511	268	(81)	(17)	430	251
(5)	(8)	160	62	(55)	2	105	64
23	14	351	206	(26)	(19)	325	187
—	—	—	—	—	1	—	1
23	14	351	206	(26)	(18)	325	188
2	(1)	2	(1)	(1)	1	1	—
$21	$15	$349	$207	$(25)	$(19)	$324	$188

$1,328	$1,603	$86,101	$60,114	$32	$42	$86,133	$60,156
36,549	27,729	131,678	93,998	1,063	479	132,741	94,477
2,030	756	102,426	71,633	(348)	(35)	102,078	71,598

$1	$5	$58	$46	—	—	$58	$46
53.56%	33.33%	18.04%	16.88%	(1.38)%	(1.34)%	8.65%	6.87%
53.56	33.33	18.04	16.88	(1.38)	(1.27)	8.65	6.90
3	8	13,191	9,510	5,195	3,893	18,386	13,403

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of KeyCorp

We have reviewed the consolidated balance sheet of KeyCorp as of March 31, 2017, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for the three-month periods ended March 31, 2017 and 2016. These financial statements are the responsibility of KeyCorp’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of KeyCorp as of December 31, 2016, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the year then ended (not presented herein) and we expressed an unqualified opinion on those consolidated financial statements in our report dated February 28, 2017. In our opinion, the accompanying consolidated balance sheet of KeyCorp as of December 31, 2016, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Cleveland, Ohio	Ernst & Young LLP
May 5, 2017

Item 2. Management’s Discussion & Analysis of Financial Condition & Results of Operations

Introduction

This section reviews the financial condition and results of operations of KeyCorp and its subsidiaries for the quarterly periods ended March 31, 2017, and March 31, 2016. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. When you read this discussion, you should also refer to the consolidated financial statements and related notes in this report. The page locations of specific sections and notes that we refer to are presented in the Table of Contents.

References to our “2016 Form 10-K” refer to our Form 10-K for the year ended December 31, 2016, which has been filed with the SEC and is available on its website (www.sec.gov) and on our website (www.key.com/ir).

Terminology

Throughout this discussion, references to “Key,” “we,” “our,” “us,” and similar terms refer to the consolidated entity consisting of KeyCorp and its subsidiaries. “KeyCorp” refers solely to the parent holding company, and “KeyBank” refers to KeyCorp’s subsidiary bank, KeyBank National Association.

Throughout the following discussion, industry-specific terms are used as defined below:

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

•
For regulatory purposes, capital is divided into two classes. Federal regulations currently prescribe that at least one-half of a bank or BHC’s total risk-based capital must qualify as Tier 1 capital. Both total and Tier 1 capital serve as bases for several measures of capital adequacy, which is an important indicator of financial stability and condition. As described under the heading “Regulatory capital requirements – Capital planning and stress testing” in the section entitled “Supervision and Regulation” that begins on page 8 of our 2016 Form 10-K, the regulators are required to conduct a supervisory capital assessment of all BHCs with assets of at least $50 billion, including KeyCorp. As part of this capital adequacy review, banking regulators evaluate a component of Tier 1 capital, known as Common Equity Tier 1, under the Regulatory Capital Rules. The “Capital” section of this report under the heading “Capital adequacy” provides more information on total capital, Tier 1 capital, and the Regulatory Capital Rules, including Common Equity Tier 1, and describes how these measures are calculated.

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

Forward-looking statements, by their nature, are subject to assumptions, risks, and uncertainties, many of which are outside of our control. Our actual results may differ materially from those set forth in our forward-looking statements. There is no assurance that any list of risks and uncertainties or risk factors is complete. Factors that could cause our actual results to differ from those described in forward-looking statements include, but are not limited to:

•	deterioration of commercial real estate market fundamentals;

•	defaults by our loan counterparties or clients;

•	adverse changes in credit quality trends;

•	declining asset prices;

•	our concentrated credit exposure in commercial and industrial loans;

•	the extensive and increasing regulation of the U.S. financial services industry;

•	operational or risk management failures by us or critical third parties;

•	changes in accounting policies, standards, and interpretations;

•	breaches of security or failures of our technology systems due to technological or other factors and cybersecurity threats;

•	negative outcomes from claims or litigation;

•	the occurrence of natural or man-made disasters, conflicts, or terrorist attacks, or other adverse external events;

•	evolving capital and liquidity standards under applicable regulatory rules;

•	unanticipated changes in our liquidity position, including but not limited to, changes in our access to or the cost of funding, and our ability to secure alternative funding sources;

•	downgrades in our credit ratings or those of KeyBank;

•	a reversal of the U.S. economic recovery due to financial, political, or other shocks;

•	our ability to anticipate interest rate changes and manage interest rate risk;

•	deterioration of economic conditions in the geographic regions where we operate;

•	the soundness of other financial institutions;

•	tax reform and other changes in tax laws;

•	our ability to attract and retain talented executives and employees and to manage our reputational risks;

•	our ability to timely and effectively implement our strategic initiatives;

•	increased competitive pressure due to industry consolidation;

•	our ability to adapt our products and services to industry standards and consumer preferences;

•	unanticipated adverse effects of strategic partnerships or acquisitions and dispositions of assets or businesses;

•	our ability to realize the anticipated benefits of the First Niagara merger; and

•	our ability to develop and effectively use the quantitative models we rely upon in our business planning.

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

Selected financial data

Our financial performance for each of the last five quarters is summarized in Figure 1.

Figure 1. Selected Financial Data

	2017	2016
dollars in millions, except per share amounts	First	Fourth	Third	Second	First
FOR THE PERIOD
Interest income	$1,050	$1,062	$890	$684	$683
Interest expense	132	124	110	87	79
Net interest income	918	938	780	597	604
Provision for credit losses	63	66	59	52	89
Noninterest income	577	618	549	473	431
Noninterest expense	1,013	1,220	1,082	751	703
Income (loss) from continuing operations before income taxes	419	270	188	267	243
Income (loss) from continuing operations attributable to Key	324	233	171	199	187
Income (loss) from discontinued operations, net of taxes (a)	—	(4)	1	3	1
Net income (loss) attributable to Key	324	229	172	202	188
Income (loss) from continuing operations attributable to Key common shareholders	296	213	165	193	182
Income (loss) from discontinued operations, net of taxes (a)	—	(4)	1	3	1
Net income (loss) attributable to Key common shareholders	296	209	166	196	183
PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.28	$.20	$.17	$.23	$.22
Income (loss) from discontinued operations, net of taxes (a)	—	—	—	—	—
Net income (loss) attributable to Key common shareholders (b)	.28	.20	.17	.23	.22
Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$.27	$.20	$.16	$.23	$.22
Income (loss) from discontinued operations, net of taxes — assuming dilution (a)	—	—	—	—	—
Net income (loss) attributable to Key common shareholders — assuming dilution (b)	.27	.19	.17	.23	.22
Cash dividends paid	.085	.085	.085	.085	.075
Book value at period end	12.71	12.58	12.78	13.08	12.79
Tangible book value at period end	10.21	9.99	10.14	11.81	11.52
Market price:
High	19.36	18.62	12.64	13.08	13.37
Low	16.90	12.00	10.38	10.21	9.88
Close	17.78	18.27	12.17	11.05	11.04
Weighted-average common shares outstanding (000)	1,068,609	1,067,771	982,080	831,899	827,381
Weighted-average common shares and potential common shares outstanding (000) (c)	1,086,540	1,083,717	994,660	838,496	835,060
AT PERIOD END
Loans	$86,125	$86,038	$85,528	$62,098	$60,438
Earning assets	120,261	121,966	121,089	90,065	87,273
Total assets	134,476	136,453	135,805	101,150	98,402
Deposits	103,982	104,087	104,185	75,325	73,382
Long-term debt	12,324	12,384	12,622	11,388	10,760
Key common shareholders’ equity	13,951	13,575	13,831	11,023	10,776
Key shareholders’ equity	14,976	15,240	14,996	11,313	11,066
PERFORMANCE RATIOS — FROM CONTINUING OPERATIONS
Return on average total assets	.99%	.69%	.55%	.82%	.80%
Return on average common equity	8.76	6.22	5.09	7.15	6.86
Return on average tangible common equity (d)	10.98	7.88	6.16	7.94	7.64
Net interest margin (TE)	3.13	3.12	2.85	2.76	2.89
Cash efficiency ratio (d)	65.8	76.2	80.0	69.0	66.6
PERFORMANCE RATIOS — FROM CONSOLIDATED OPERATIONS
Return on average total assets	.98%	.67%	.55%	.82%	.79%
Return on average common equity	8.76	6.10	5.12	7.26	6.90
Return on average tangible common equity (d)	10.98	7.73	6.20	8.06	7.68
Net interest margin (TE)	3.11	3.09	2.83	2.74	2.83
Loan-to-deposit (e)	85.6	85.2	84.7	85.3	85.7
CAPITAL RATIOS AT PERIOD END
Key shareholders’ equity to assets	11.14%	11.17%	11.04%	11.18%	11.25%
Key common shareholders’ equity to assets	10.37	9.95	10.18	10.90	10.95
Tangible common equity to tangible assets (d)	8.51	8.09	8.27	9.95	9.97
Common Equity Tier 1 (d)	9.91	9.54	9.56	11.10	11.07
Tier 1 risk-based capital	10.74	10.89	10.53	11.41	11.38
Total risk-based capital	12.69	12.85	12.63	13.63	13.12
Leverage	9.81	9.90	10.22	10.59	10.73
TRUST ASSETS
Assets under management	$37,417	$36,592	$36,752	$34,535	$34,107
OTHER DATA
Average full-time-equivalent employees	18,386	18,849	17,079	13,419	13,403
Branches	1,216	1,217	1,322	949	961

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

(d)
See Figure 6 entitled “GAAP to Non-GAAP Reconciliations,” which presents the computations of certain financial measures related to “tangible common equity,” “Common Equity Tier 1,” and “cash efficiency.” The table reconciles the GAAP performance measures to the corresponding non-GAAP measures, which provides a basis for period-to-period comparisons.

(e)	Represents period-end consolidated total loans and loans held for sale divided by period-end consolidated total deposits (excluding deposits in foreign office).

Economic Overview

The U.S. economy started 2017 on a sour note with annualized GDP growth in the first quarter 2017 coming in at a mere .7%. Much of the deceleration in the first quarter of 2017 can be attributed to a slowdown in personal consumption expenditures in addition to drawbacks in private inventory investment and state and local government spending. However, these were partially offset by increases in exports and fixed investment. GDP growth in 2016 was slower than in 2015, due to a weaker start, with tepid growth of .8% in the first quarter of 2016 and 1.4% in the second quarter of 2016 before accelerating in the third quarter of 2016 to 3.5% and 2.1% in the fourth quarter of 2016. Consumer spending and inventory investment were major contributors. Slower growth in emerging markets, weak investment spending, and sluggish demand for American exports caused by a strong U.S. dollar, all factored in to the muted economic expansion in 2016. The IMF estimates that global GDP is set to expand 2.9% in 2017. The global recovery, however, appears to be uneven as developed countries are leading most of this year’s upswing in global growth, with robust domestic demand buttressing growth in the Euro area and the United States.

Oil prices remain relatively flat compared to the fourth quarter of 2016, after plummeting to multiyear lows in 2014 and 2015. Although inventories remain elevated, recent declines may help clear the way for stronger appreciation in 2017 and help support America’s struggling energy industry. The stock market performed admirably in the first quarter, with the S&P 500 equity index up 5.5% since the end of 2016. A general rally has occurred following the November elections, and based on expectations for growth-friendly economic policies from the new U.S. presidential administration.

533,000 new jobs were added in the U.S. during the first quarter of 2017. This was up from fourth quarter of 2016, which saw gains of 443,000. However bad weather, accelerated hiring at the beginning of the year, and a late Easter all depressed payrolls in March, when employment increased by 98,000 jobs, which was well below consensus. Payrolls in January 2017 and February 2017 were revised down as well. Still, the unemployment rate fell from 4.7% on December 31, 2016, to 4.5% in March 2017, while the participation was unchanged at 63%. Slack appears to be leaving the labor market as reflected in rising wage growth, up 2.7% in March 2017, over last year. Accordingly, consumers prefer to spend rather than save, with personal consumption up 4.8% year over year, while the savings rate fell from 6.0% to 5.6%. Headline inflation was up by 2.4% year over year in March 2017, surpassing the Federal Reserve’s target of 2.0%, although it fell slightly month over month, down .3%. Core inflation was also healthy year over year, at 2.0%.

Thanks to the solid economy and persistently low rates, the housing market generally benefited in the first quarter of 2017. New home sales growth was up 12.9% compared to the first quarter of 2016, while existing home sales were up 5.0%. Prices are also up, with average new home prices up 5.6% from year ago levels, and existing home prices up 5.3%. Housing starts also posted respectable gains in the first quarter of 2017, up 8.2%, from the first quarter of 2016. These gains were supported by multi-family construction, up 12.8%; while single-family construction was up 6.0%.

As expected, the Federal Open Market Committee raised the target range for the fed funds rate by 25 basis points to .75% to 1.00% in March 2017. Policymakers reiterated that the risks to the economic outlook remained fairly balanced. Forward guidance was unchanged, with their statement noting that economic conditions will likely continue in a manner that will warrant gradual rate hikes. Federal Open Market Committee meeting minutes also suggested that a reduction of their balance sheet may be on the agenda later this year. The 10-year U.S. Treasury yield stood at 2.5% at the end of the first quarter of 2017, virtually unchanged from the prior quarter.

Long-term financial targets

Our long-term financial targets are as follows:

•	Generate positive operating leverage and a cash efficiency ratio of less than 60%;

•	Maintain a moderate risk profile by targeting a net loan charge-offs to average loans ratio in the range of .40% to .60%; and

•	Achieve a return on tangible common equity ratio in the range of 13% to 15%.

Figure 2 shows the evaluation of our long-term financial targets for the three months ended March 31, 2017.

Figure 2. Evaluation of Our Long-Term Targets

	Key Metrics (a)	1Q17	Targets
Positive operating leverage	Cash efficiency ratio (b)	65.8%	< 60%
	Cash efficiency ratio excluding merger-related charges (b)	60.4%
Moderate Risk Profile	Net loan charge-offs to average loans	.27%	.40 - .60%
Financial Returns	Return on average tangible common equity (c)	10.98%	13.00-15.00%
	Return on average tangible common equity excluding merger related charges (c)	12.87%

(a)	Calculated from continuing operations, unless otherwise noted.

(b)	Excludes intangible asset amortization; non-GAAP measure; see Figure 6 entitled “GAAP to Non-GAAP Reconciliations” for reconciliation.

(c)	Non-GAAP measure: see Figure 6 entitled “GAAP to Non-GAAP Reconciliations” for reconciliation.

Strategic developments

Our actions and results during the first three months of 2017 supported our corporate strategy described in the “Introduction” section under the “Corporate strategy” heading on page 35 of our 2016 Form 10-K.

•
We continue to focus on growing our businesses and remain committed to improving productivity and efficiency. During the first three months of 2017, we generated positive operating leverage compared to the prior year, as revenue relative to the year-ago period benefited from higher net interest income, positive momentum in our fee-based businesses, and the addition of over one million newly acquired consumer and business clients. Investment banking and debt placement fees increased by $56 million, related to improved capital markets conditions and activity from the year-ago period. Trust and investment services income, cards and payments income, and service charges on deposits accounts also contributed to the growth, largely resulting from the First Niagara acquisition.

•
Net loan charge-offs increased during the first three months of 2017 compared to the year-ago quarter due to loan growth and credit quality migration in our commercial loan portfolio. Our net loan charge-offs were .27% of average loans for the first three months of 2017, below our targeted range.

•
Capital management remains a priority for 2017. As previously reported, share repurchases of up to $350 million were included in the 2016 capital plan, which is effective through the second quarter of 2017. We completed $160 million of Common Share repurchases, including $107 million of Common Share repurchases in the open market and $53 million of Common Share repurchases related to employee equity compensation programs in the first quarter of 2017 under this authorization.

•
Consistent with our 2016 capital plan, we made a dividend payment of $.085 per share, for the first quarter of 2017. An additional potential increase in our quarterly Common Share dividend, up to $.095 per share, will be considered by the Board for the second quarter of 2017, consistent with the 2016 capital plan.

Demographics

We have two major business segments: Key Community Bank and Key Corporate Bank.

Key Community Bank serves individuals and small to mid-sized businesses by offering a variety of deposit and investment, lending, credit card, and personalized wealth management products and business advisory services. Key Community Bank offers personal property and casualty insurance, such as home, auto, renters, watercraft, and umbrella policies. Key Community Bank also purchases motor vehicle retail installment sales contracts relating to new or used automobiles and light and medium-duty trucks via a network of dealers who regularly originate these third party installment sales contracts. These products and services are provided primarily through our relationship managers and specialists working in our 15-state branch network, which is organized into ten internally defined geographic regions: Washington, Oregon/Alaska, Rocky Mountains, Indiana/Northwest Ohio/Michigan, Central/Southwest Ohio, East Ohio/Western Pennsylvania, Atlantic, Western New York, Eastern New York and New England. In addition, some of these product capabilities are delivered by Key Corporate Bank to clients of Key Community Bank.

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

Supervision and regulation

The following discussion provides a summary of recent regulatory developments and should be read in conjunction with the disclosure included in our 2016 Form 10-K under the heading “Supervision and Regulation” in Item 1. Business and under the heading “II. Compliance Risk” in Item 1A. Risk Factors.

Regulatory capital requirement

In July 2013, the U.S. banking agencies adopted a final rule to implement Basel III with an effective date of January 1, 2015, and a multi-year transition period ending on December 31, 2018 (“Regulatory Capital Rules”). Consistent with the international framework, the Regulatory Capital Rules further restrict the type of instruments that may be recognized in Tier 1 and Tier 2 capital (including the phase out of trust preferred securities from tier 1 capital for BHCs above a certain asset threshold, like KeyCorp), establish a minimum Tier 1 Common Equity Capital ratio requirement of 4.5% and capital buffers to address procyclicality concerns and absorb losses during periods of financial stress, and refine several of the methodologies used for determining risk-weighted assets. The Regulatory Capital Rules provide additional requirements for large banking organizations with over $250 billion in total consolidated assets or $10 billion in foreign exposure, but those additional requirements do not apply to KeyCorp nor to KeyBank. Accordingly, for purposes of the Regulatory Capital Rules, KeyCorp and KeyBank are treated as “standardized approach” banking organizations.

The Basel III capital framework and the U.S. implementation of the Basel III capital framework are discussed in more detail in Item 1. Business of our 2016 Form 10-K under the heading “Supervision and Regulation - Regulatory capital requirements.”

Under the Regulatory Capital Rules, “standardized approach” banking organizations, like KeyCorp, are required to meet the minimum capital and leverage ratios set forth in Figure 3 below. At March 31, 2017, Key had an estimated Common Equity Tier 1 Capital Ratio of 9.83% under the fully phased-in Regulatory Capital Rules. Also at March 31, 2017, based on the fully phased-in Regulatory Capital Rules, Key estimates that its capital and leverage ratios, after adjustment for market risk, would be as set forth in Figure 3.

Figure 3. Pro Forma Ratios vs. Minimum Capital Ratios Calculated Under the Fully Phased-In Regulatory Capital Rules

Ratios (including Capital conservation buffer)	Key March 31, 2017 Pro forma	Minimum January 1, 2017	Phase-in Period	Minimum January 1, 2019
Common Equity Tier 1 (a)	9.83%	4.5%	None	4.5%
Capital conservation buffer (b)		—	1/1/16-1/1/19	2.5
Common Equity Tier 1 + Capital conservation buffer		4.5	1/1/16-1/1/19	7.0
Tier 1 Capital	10.51%	6.0	None	6.0
Tier 1 Capital + Capital conservation buffer		6.0	1/1/16-1/1/19	8.5
Total Capital	12.49%	8.0	None	8.0
Total Capital + Capital conservation buffer		8.0	1/1/16-1/1/19	10.5
Leverage (c)	9.66%	4.0	None	4.0

(a)
See Figure 6 entitled “GAAP to Non-GAAP Reconciliations,” which presents the computation for estimated Common Equity Tier 1. The table reconciles the GAAP performance measure to the corresponding non-GAAP measure, which provides a basis for period-to-period comparisons.

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

Revised prompt corrective action framework

The federal prompt corrective action (“PCA”) framework under the FDIA groups FDIC-insured depository institutions into one of five capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and

“critically undercapitalized,” for purposes of determining whether a bank should be required to establish a capital restoration plan and become subject to limitations on the bank’s activities, capital actions, and payment of management fees.

In addition to implementing the Basel III capital framework in the U.S., the Regulatory Capital Rules also revised the capital category thresholds under the PCA framework for FDIC-insured depository institutions such as KeyBank. The revised PCA framework table in Figure 4 identifies the capital category thresholds for a “well capitalized” and an “adequately capitalized” institution under the Regulatory Capital Rules.

Figure 4. "Well Capitalized" and "Adequately Capitalized" Capital Category Ratios under Revised PCA Framework

Prompt Corrective Action	Capital Category
Ratio	Well Capitalized (a)	Adequately Capitalized
Common Equity Tier 1 Risk-Based	6.5%	4.5%
Tier 1 Risk-Based	8.0	6.0
Total Risk-Based	10.0	8.0
Tier 1 Leverage (b)	5.0	4.0

(a)	A “well capitalized” institution also must not be subject to any written agreement, order, or directive to meet and maintain a specific capital level for any capital measure.

(b)	As a “standardized approach” banking organization, KeyBank is not subject to the 3% supplemental leverage ratio requirement, which becomes effective January 1, 2018.

We believe that, as of March 31, 2017, KeyBank (consolidated) satisfied the risk-based and leverage capital requirements to be considered “well capitalized” for purposes of the revised PCA framework. However, investors should not regard this determination as a representation of the overall financial condition or prospects of KeyBank because the PCA framework is intended to serve a limited supervisory function. Moreover, it is important to note that the PCA framework does not apply to BHCs, like KeyCorp.

Capital planning and stress testing

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

The final rule provides relief from the compliance requirements associated with the Federal Reserve’s capital plan and stress test rules. Specifically, the final rule relieves covered BHCs from the qualitative assessment portion of the Federal Reserve’s CCAR program and modifies the reporting requirements for these organizations by reducing the reporting requirements applicable to covered BHCs under the FR Y-14A and by raising the materiality thresholds for specific portfolio reporting requirements.

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

The final rule also requires covered BHCs to measure nonbank assets on a monthly basis and report the monthly average to the Federal Reserve on a quarterly basis beginning March 31, 2017.

The final rule is effective 30 days after publication in the Federal Register, and therefore, the relief provided under the final rule from the qualitative assessment portion of the CCAR program is effective for the 2017 CCAR cycle.

Liquidity requirements

In October 2014, the federal banking agencies published a final rule to implement the Basel III liquidity coverage ratio (“Basel III LCR”) for U.S. banking organizations (the “Liquidity Coverage Rules”) that establishes a minimum LCR for certain internationally active bank and nonbank financial companies (excluding KeyCorp) and a modified version of the LCR (“Modified LCR”) for BHCs and other depository institution holding companies with over $50 billion in consolidated assets that are not internationally active (including KeyCorp). KeyBank will not be subject to the LCR or the Modified LCR under the Liquidity Coverage Rules unless the OCC affirmatively determines that application to KeyBank is appropriate in light of

KeyBank’s asset size, level of complexity, risk profile, scope of operations, affiliation with foreign or domestic covered entities, or risk to the financial system.

Under the Liquidity Coverage Rules, KeyCorp must calculate a Modified LCR on a monthly basis, and was required to satisfy a minimum Modified LCR requirement of 100% by January 1, 2017. At March 31, 2017, Key’s estimated Modified LCR was above 100%. In the future, KeyCorp may change the composition of our investment portfolio, increase the size of the overall investment portfolio, and modify product offerings to enhance or optimize our liquidity position.

Net stable funding ratio

The federal banking agencies commenced implementation of the Basel III net stable funding ratio (“NSFR”) in the US in April and May 2016, with the release of a proposed rule to implement a NSFR requirement for certain internationally active banking organizations (excluding KeyCorp) and a modified version of the minimum NSFR requirement (“Modified NSFR”) for BHCs and other depository institution holding companies with over $50 billion in consolidated assets that are not internationally active (including KeyCorp), together with quarterly public disclosure requirements. The proposed rule would require banking organizations to satisfy a minimum NSFR requirement of 1.0 on an ongoing basis. However, banking organizations subject to the Modified NSFR (like KeyCorp) would be required to maintain a lower minimum amount of available stable funding, equal to 70% of the required stable funding under the NSFR. The proposed rule would be effective on January 1, 2018. The comment period for the NPR expired on August 5, 2016. If the proposed NSFR requirement is adopted as a final rule, then similar to actions taken in connection with the implementation of the Liquidity Coverage Rules, KeyCorp may adjust its balance sheet or modify product offerings to enhance its liquidity position.

Resolution and recovery planning

BHCs with at least $50 billion in total consolidated assets, like KeyCorp, are required to periodically submit to the Federal Reserve and FDIC a plan discussing how the company could be rapidly and efficiently resolved if the company failed or experienced material financial distress. Insured depository institutions with at least $50 billion in total consolidated assets, like KeyBank, are also required to submit a resolution plan to the FDIC. These plans are due annually by December 31 of each year. For 2015, these resolution plans, the third required from KeyCorp and KeyBank, were submitted on December 1, 2015. KeyCorp and KeyBank were not required to submit resolution plans for 2016 because the FDIC and Federal Reserve deferred such requirement until December 2017. By letter dated March 24, 2017, KeyCorp received guidance from the Federal Reserve and the FDIC regarding the information requirements for certain aspects of KeyCorp’s December 2017 resolution plan submission. That letter is publicly available on the Federal Reserve’s website, https://www.federalreserve.gov/newsevents/pressreleases/bcreg20170324a.htm.

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

Because KeyBank had average total consolidated assets of greater than $100 billion but less than $750 billion as reported on KeyBank’s Consolidated Reports of Condition and Income for the four most recent consecutive quarters prior to January 1, 2017, it must be in compliance with the guidelines not later than January 1, 2018.

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

In December 2016, the FDIC issued a final rule that imposes recordkeeping requirements on insured depository institutions with two million or more deposit accounts (including KeyBank) in order to facilitate rapid payment of insured deposits to customers if the institutions were to fail. The rule requires those insured depository institutions to: (i) maintain complete and accurate data on each depositor’s ownership interest by right and capacity for all of the institution’s deposit accounts; and (ii) develop the capability to calculate the insured and uninsured amounts for each deposit owner within 24 hours of failure. The FDIC will conduct periodic testing of compliance with these requirements, and institutions subject to the rule must submit to the FDIC a certification of compliance, signed by the KeyBank CEO, and deposit insurance coverage summary report on or before the mandatory compliance date and annually thereafter. The final rule became effective on April 1, 2017, with a mandatory compliance date of April 1, 2020.

Single counterparty credit limits

In March 2016, the Federal Reserve issued an NPR proposing to establish single counterparty credit limits for BHCs with total consolidated assets of $50 billion or more. This proposal would implement a provision in the Dodd-Frank Act and replaces proposals on this subject issued by the Federal Reserve in 2011 and 2012. Under the proposal, a covered BHC (including KeyCorp) would not be allowed to have an aggregate net credit exposure to any unaffiliated counterparty that exceeds 25% of the consolidated capital stock and surplus of the covered BHC. Globally, systemically important banks and certain other large BHCs (excluding KeyCorp) would be subject to stricter limits under the proposal. A covered BHC such as KeyCorp would be required to comply with the proposed limits and quarterly reporting to show such compliance starting two years after the effective date of a final rule. The comment period for the NPR expired on June 3, 2016.

ERISA fiduciary standard

In April 2016, the Department of Labor published final rules and amendments to certain prohibited transaction exemptions regarding which service providers would be regarded as fiduciaries under ERISA for making investment advice recommendations to: (i) certain retirement plan fiduciaries, participants, or beneficiaries; and (ii) owners or beneficiaries of individual retirement accounts and health savings accounts, among other retirement plans. The purpose of the rules is to place fiduciary obligations, rather than the lesser legal obligations that currently apply, on these service providers. Accordingly, the rules subject any financial institution making recommendations for either the purchase or sale of investments in or rollover of the respective retirement plan to certain fiduciary obligations under ERISA such as an impartial conduct standard and not selling certain investment products whose compensation may raise a conflict of interest for the advisor without entering into a contract providing certain disclosures and legal remedies to the customer. Under the Department of Labor’s original rules, the impartial standard requirement for financial institutions and their advisors was to become effective April 10, 2017. However, in response to a Presidential Order, the Department of Labor has extended the effective date to June 9, 2017. The contract provisions must be in place by January 1, 2018. The Department of Labor will continue to review whether to modify, further delay, or rescind these rules in whole or in part.

Highlights of Our Performance

Financial performance

For the first quarter of 2017, we announced net income from continuing operations attributable to Key common shareholders of $296 million, or $.27 per common share. Our first quarter of 2017 results compare to net income from continuing operations attributable to Key common shareholders of $182 million, or $.22 per common share, for the first quarter of 2016. During the first quarter of 2017, we incurred merger-related charges totaling $81 million, or $.05 per common share, compared to $24 million, or $.02 per common share, in the first quarter of 2016.

Our taxable-equivalent net interest income was $929 million for the first quarter of 2017, and the net interest margin was 3.13%, compared to taxable-equivalent net interest income of $612 million and a net interest margin of 2.89% for the first quarter of 2016, reflecting the benefit from the First Niagara acquisition, including purchase accounting accretion, as well as higher earning asset yields and balances. For the full year of 2017, we expect net interest income to be in the range of $3.7 billion to $3.8 billion, with our outlook including one additional interest rate increase in the middle of 2017.

Key’s noninterest income was $577 million for the first quarter of 2017, compared to $431 million for the year-ago quarter. The most notable increase was in investment banking and debt placement fees, which increased $56 million, related to improved capital markets conditions and activity from the year-ago period. Trust and investment services income, cards and payments income, and service charges on deposit accounts also contributed to the growth, largely resulting from to the First Niagara acquisition. For the full year of 2017, we expect noninterest income to be in the range of $2.3 billion to $2.4 billion.

Our noninterest expense was $1 billion for the first quarter of 2017, which included $81 million of merger-related charges. The merger-related charges were primarily composed of $51 million in nonpersonnel expense largely recognized in marketing, net occupancy, business services and professional fees, and other expenses reflecting a $20 million philanthropic contribution. The remaining $30 million was personnel expense, related to ongoing integration activities. During the first quarter of 2016, we incurred $24 million of merger-related charges.

Excluding merger-related charges, noninterest expense was $253 million higher than the first quarter of last year. The increase from the prior year, reflected in both personnel and nonpersonnel expense, was primarily driven by the acquisition of First Niagara. Higher incentive and stock-based compensation related to stronger capital markets performance also contributed to the year-over-year increase. For the full year of 2017, we expect noninterest expense excluding merger-related charges to be in the range of $3.65 billion to $3.75 billion.

Average loans were $86.1 billion for the first quarter of 2017, an increase of $26 billion compared to the first quarter of 2016, primarily reflecting the impact of the First Niagara acquisition and growth in commercial and industrial loans. We anticipate mid-single digit (4%-6%) loan growth from the fourth quarter of 2016, which translates to $87 billion to $88 billion for fiscal year 2017 average balances and for average loan growth to exceed average deposit growth.

Average deposits totaled $102.1 billion for the first quarter of 2017, an increase of $30.5 billion compared to the year-ago quarter, primarily reflecting the acquisition of First Niagara and core deposit growth in Key’s retail banking franchise. Our consolidated loan-to-deposit ratio was 85.6% at March 31, 2017, compared to 85.7% at March 31, 2016. We anticipate average deposits to be in the range of $104 billion to $105 billion for the fiscal year 2017.

Our provision for credit losses was $63 million for the first quarter of 2017, compared to $89 million for the first quarter of 2016. Our allowance for loan and lease losses was $870 million, or 1.01% of total period-end loans, at March 31, 2017, compared to 1.37% at March 31, 2016. For the remainder of 2017, we expect the provision for credit losses to slightly exceed net loan charge-offs to provide for loan growth.

Net loan charge-offs for the first quarter of 2017 totaled $58 million, or .27% of average total loans, compared to $46 million, or .31%, for the first quarter of 2016. For the remainder of 2017, we expect net loan charge-offs to average loans to remain below our targeted range of 40 to 60 basis points.

At March 31, 2017, our nonperforming loans totaled $573 million, which represented .67% of period-end portfolio loans, compared to 1.12% at March 31, 2016. Nonperforming assets at March 31, 2017, totaled $623 million and represented .72% of period-end portfolio loans and OREO and other nonperforming assets, compared to $692 million, or 1.14% of period-end portfolio loans, at March 31, 2016.

Our capital ratios remain strong. Our tangible common equity and Tier 1 risk-based capital ratios at March 31, 2017, are 8.51% and 10.74%, respectively, compared to 9.97% and 11.38%, respectively, at March 31, 2016. In addition, our Common Equity Tier 1 ratio is 9.91% at March 31, 2017, compared to 11.07% at March 31, 2016.

We continue to return capital to our shareholders by repurchasing Common Shares and through our quarterly common share dividend. In the first quarter of 2017, we completed $160 million of Common Share repurchases, including $107 million of common share repurchases in the open market and $53 million of Common Share repurchases related to employee equity compensation programs and paid a cash dividend of $.085 per Common Share, under our 2016 capital plan authorization.

Figure 5 shows our continuing and discontinued operating results for the current, past, and year-ago quarters. Our financial performance for each of the past five quarters is summarized in Figure 1.

Figure 5. Results of Operations

	Three months ended
in millions, except per share amounts	3/31/2017	12/31/2016	3/31/2016
Summary of operations
Income (loss) from continuing operations attributable to Key	$324	$233	$187
Income (loss) from discontinued operations, net of taxes (a)	—	(4)	1
Net income (loss) attributable to Key	$324	$229	$188
Income (loss) from continuing operations attributable to Key	$324	$233	$187
Less: Dividends on Preferred Stock	28	20	5
Income (loss) from continuing operations attributable to Key common shareholders	296	213	182
Income (loss) from discontinued operations, net of taxes (a)	—	(4)	1
Net income (loss) attributable to Key common shareholders	$296	$209	$183
Per common share — assuming dilution
Income (loss) from continuing operations attributable to Key common shareholders	$.27	$.20	$.22
Income (loss) from discontinued operations, net of taxes (a)	—	—	—
Net income (loss) attributable to Key common shareholders (b)	$.27	$.19	$.22

(a)
In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. As a result of this decision, we have accounted for these businesses as discontinued operations. For further discussion regarding the income (loss) from discontinued operations, see Note 12 (“Acquisition, Divestiture, and Discontinued Operations”).

(b)	EPS may not foot due to rounding.

Figure 6 presents certain non-GAAP financial measures related to “tangible common equity,” “return on tangible common equity,” “Common Equity Tier 1,” “pre provision net revenue,” “cash efficiency ratio,” certain financial measures excluding merger-related charges, and “Common Equity Tier 1 under the Regulatory Capital Rules (estimates).”

The tangible common equity ratio and the return on tangible common equity ratio have been a focus for some investors, and management believes that these ratios may assist investors in analyzing Key’s capital position without regard to the effects of intangible assets and preferred stock. Traditionally, the banking regulators have assessed bank and BHC capital adequacy based on both the amount and the composition of capital, the calculation of which is prescribed in federal banking regulations. The Federal Reserve focuses its assessment of capital adequacy on a component of Tier 1 capital known as Common Equity Tier 1. Because the Federal Reserve has long indicated that voting common shareholders’ equity (essentially Tier 1 risk-based capital less preferred stock and noncontrolling interests in subsidiaries) generally should be the dominant element in Tier 1 risk-based capital, this focus on Common Equity Tier 1 is consistent with existing capital adequacy categories. The Regulatory Capital Rules, described in more detail under the section “Supervision and Regulation” in Item 2 of this report, also make Common Equity Tier 1 a priority. The Regulatory Capital Rules change the regulatory capital standards that apply to BHCs by, among other changes, phasing out the treatment of trust preferred securities and cumulative preferred securities as Tier 1 eligible capital. Starting in 2016, our trust preferred securities are only included in Tier 2 capital. Since analysts and banking regulators may assess our capital adequacy using tangible common equity and Common Equity Tier 1, we believe it is useful to enable investors to assess our capital adequacy on these same bases. Figure 6 reconciles the GAAP performance measures to the corresponding non-GAAP measures.

Figure 6 also shows the computation for and reconciliation of pre provision net revenue, which is not formally defined by GAAP. We believe that eliminating the effects of the provision for credit losses makes it easier to analyze our results by presenting them on a more comparable basis.

As disclosed in Note 2 (“Business Combination”) and Note 12 (“Acquisition, Divestiture, and Discontinued Operations”), KeyCorp completed its purchase of First Niagara on August 1, 2016. The definitive agreement and plan of merger to acquire First Niagara was originally announced on October 30, 2015. As a result of this transaction, we’ve recognized merger-related charges. Figure 6 shows the computation of pre provision net revenue excluding merger-related charges, noninterest expense excluding merger-related charges, EPS excluding merger-related charges, and return on average assets from continuing operations excluding merger-related charges. We believe that eliminating the effects of the merger-related charges makes it easier to analyze our results by presenting them on a more comparable basis with our prior results.

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

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Although these non-GAAP financial measures are frequently used by investors to evaluate a company, they have limitations as analytical tools, and should not be considered in isolation, nor as a substitute for analyses of results as reported under GAAP.

Figure 6. GAAP to Non-GAAP Reconciliations

		Three months ended
dollars in millions		3/31/2017	12/31/2016	9/30/2016	6/30/2016	3/31/2016
Tangible common equity to tangible assets at period end
Key shareholders’ equity (GAAP)		$14,976	$15,240	$14,996	$11,313	$11,066
Less:	Intangible assets (a)	2,751	2,788	2,855	1,074	1,077
	Preferred Stock (b)	1,009	1,640	1,150	281	281
	Tangible common equity (non-GAAP)	$11,216	$10,812	$10,991	$9,958	$9,708
	Total assets (GAAP)	$134,476	$136,453	$135,805	$101,150	$98,402
Less:	Intangible assets (a)	2,751	2,788	2,855	1,074	1,077
	Tangible assets (non-GAAP)	$131,725	$133,665	$132,950	$100,076	$97,325
	Tangible common equity to tangible assets ratio (non-GAAP)	8.51%	8.09%	8.27%	9.95%	9.97%
Common Equity Tier 1 at period end
Key shareholders’ equity (GAAP)		$14,976	$15,240	$14,996	$11,313	$11,066
Less:	Preferred Stock (b)	1,009	1,640	1,150	281	281
	Common Equity Tier 1 capital before adjustments and deductions	13,967	13,600	13,846	11,032	10,785
Less:	Goodwill, net of deferred taxes	2,379	2,405	2,450	1,031	1,033
	Intangible assets, net of deferred taxes	194	155	216	30	35
	Deferred tax assets	11	4	6	1	1
	Net unrealized gains (losses) on available-for-sale securities, net of deferred taxes	(179)	(185)	101	129	70
	Accumulated gains (losses) on cash flow hedges, net of deferred taxes	(76)	(52)	39	77	46
	Amounts in AOCI attributed to pension and postretirement benefit costs, net of deferred taxes	(335)	(339)	(359)	(362)	(365)
	Total Common Equity Tier 1 capital	$11,973	$11,612	$11,393	$10,126	$9,965
	Net risk-weighted assets (regulatory)	$120,852	$121,671	$119,120	$91,195	$90,014
	Common Equity Tier 1 ratio (non-GAAP)	9.91%	9.54%	9.56%	11.10%	11.07%
Average tangible common equity
Average Key shareholders’ equity (GAAP)		$15,184	$14,901	$13,552	$11,147	$10,953
Less:	Intangible assets (average) (c)	2,772	2,874	2,255	1,076	1,079
	Preferred Stock (average)	1,480	1,274	648	290	290
	Average tangible common equity (non-GAAP)	$10,932	$10,753	$10,649	$9,781	$9,584
Return on average tangible common equity from continuing operations
Net income (loss) from continuing operations attributable to Key common shareholders (GAAP)		$296	$213	$165	$193	$182
Plus:	Merger-related charges, after tax	51	124	132	28	15
	Net income (loss) from continuing operations attributable to Key common shareholders after merger-related charges (non-GAAP)	$347	$337	$297	$221	$197
Average tangible common equity (non-GAAP)		10,932	10,753	10,649	9,781	9,584
Return on average tangible common equity from continuing operations (non-GAAP)		10.98%	7.88%	6.16%	7.94%	7.64%
Return on average tangible common equity from continuing operations excluding merger-related charges (non-GAAP)		12.87	12.47%	11.22%	9.09%	8.27%
Return on average tangible common equity consolidated
Net income (loss) attributable to Key common shareholders (GAAP)		$296	$209	$166	$196	$183
Average tangible common equity (non-GAAP)		10,932	10,753	10,649	9,781	9,584
Return on average tangible common equity consolidated (non-GAAP)		10.98%	7.73%	6.20%	8.06%	7.68%
Pre provision net revenue
Net interest income (GAAP)		$918	$938	$780	$597	$604
Plus:	Taxable-equivalent adjustment	11	10	8	8	8
	Noninterest income (GAAP)	577	618	549	473	431
Less:	Noninterest expense (GAAP)	1,013	1,220	1,082	751	703
	Pre provision net revenue from continuing operations (non-GAAP)	$493	$346	$255	$327	$340
Plus:	Merger-related charges	81	198	207	45	24
	Pre provision net revenue from continuing operations excluding merger-related charges (non-GAAP)	574	544	462	372	364
Noninterest expense excluding merger-related charges
Noninterest expense (GAAP)		$1,013	$1,220	$1,082	$751	$703
Less:	Merger-related charges	81	207	189	45	24
	Noninterest expense excluding merger-related charges (non-GAAP)	$932	$1,013	$893	$706	$679
Cash efficiency ratio
Noninterest expense (GAAP)		$1,013	$1,220	$1,082	$751	$703
Less:	Intangible asset amortization	22	27	13	7	8
Adjusted noninterest expense (non-GAAP)		$991	$1,193	$1,069	$744	$695
Less:	Merger-related charges	81	207	189	45	24
Adjusted noninterest expense excluding merger-related charges (non-GAAP)		$910	$986	$880	$699	$671
Net interest income (GAAP)		$918	$938	$780	$597	$604
Plus:	Taxable-equivalent adjustment	11	10	8	8	8
	Noninterest income (GAAP)	577	618	549	473	431
Total taxable-equivalent revenue (non-GAAP)		$1,506	$1,566	$1,337	$1,078	$1,043
Plus:	Merger-related charges	—	(9)	18	—	—
	Adjusted noninterest income excluding merger-related charges (non-GAAP)	$1,506	$1,557	$1,355	$1,078	$1,043
Cash efficiency ratio (non-GAAP)		65.8%	76.2%	80.0%	69.0%	66.6%
Cash efficiency ratio excluding merger-related charges (non-GAAP)		60.4%	63.3%	64.9%	64.8%	64.3%
Return on average total assets from continuing operations excluding merger-related charges
Income from continuing operations attributable to Key (GAAP)		$324	$233	$171	$199	$187
Plus:	Merger-related charges, after tax	51	124	132	28	15
	Income from continuing operations attributable to Key excluding merger-related charges, after tax (non-GAAP)	$375	$357	$303	$227	$202
Average total assets from continuing operations (GAAP)		$132,741	$134,428	$123,469	$97,413	$94,477
Return on average total assets from continuing operations excluding merger-related charges (non-GAAP)		1.15%	1.06%	.98%	.94%	.86%

dollars in millions	Three months ended 3/31/2017
Common Equity Tier 1 under the Regulatory Capital Rules (estimates)
Common Equity Tier 1 under current Regulatory Capital Rules	$11,973
Adjustments from current Regulatory Capital Rules to the fully phased-in Regulatory Capital Rules:
Deferred tax assets and other intangible assets (d)	(51)
Common Equity Tier 1 anticipated under the fully phased-in Regulatory Capital Rules (e)	$11,922

Net risk-weighted assets under current Regulatory Capital Rules	$120,852
Adjustments from current Regulatory Capital Rules to the fully phased-in Regulatory Capital Rules:
Mortgage servicing assets (f)	597
Volcker Funds	(172)
All other assets	61
Total risk-weighted assets anticipated under the fully phased-in Regulatory Capital Rules (e)	$121,338

Common Equity Tier 1 ratio under the fully phased-in Regulatory Capital Rules (e)	9.83%

(a)
For the three months ended March 31, 2017, December 31, 2016, September 30, 2016, June 30, 2016, and March 31, 2016, intangible assets exclude $38 million, $42 million, $51 million, $36 million, and $40 million, respectively, of period-end purchased credit card relationships.

(b)	Net of capital surplus.

(c)
For the three months ended March 31, 2017, December 31, 2016, September 30, 2016, June 30, 2016, and March 31, 2016, average intangible assets exclude $40 million, $46 million, $47 million, $38 million, and $42 million, respectively, of average purchased credit card relationships.

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

To make it easier to compare both the results across several periods and the yields on various types of earning assets (some taxable, some not), we present net interest income in this discussion on a “taxable-equivalent basis” (i.e., as if all income were taxable and at the same rate). For example, $100 of tax-exempt income would be presented as $154, an amount that, if taxed at the statutory federal income tax rate of 35%, would yield $100.

Figure 7 shows the various components of our balance sheet that affect interest income and expense, and their respective yields or rates over the past five quarters. This figure also presents a reconciliation of TE net interest income to net interest income reported in accordance with GAAP for each of those quarters. The net interest margin, which is an indicator of the profitability of the earning assets portfolio less cost of funding, is calculated by dividing annualized TE net interest income by average earning assets.

First quarter 2017 net interest income included $53 million of purchase accounting accretion related to the acquisition of First Niagara. This compares to $92 million of purchase accounting accretion in the fourth quarter of 2016, which included $34 million related to the refinement of third quarter 2016 purchase accounting estimates.

TE net interest income was $929 million for the first quarter of 2017, and the net interest margin was 3.13%, compared to TE net interest income of $612 million and a net interest margin of 2.89% for the first quarter of 2016, reflecting the benefit from the First Niagara acquisition, including $53 million of purchase accounting accretion, as well as higher earning asset yields and balances.

Compared to the fourth quarter of 2016, TE net interest income decreased by $19 million, and the net interest margin increased by one basis point. The decline in net interest income reflects a decline in purchase accounting accretion and two fewer days in the quarter, partly offset by higher earning asset yields. The net interest margin benefited from higher earning asset yields and lower levels of liquidity, offset by a decline in purchase accounting accretion. Excluding purchase accounting accretion, TE net interest income increased $20 million from the fourth quarter of 2016 and $264 million from the first quarter of 2016.

Average loans were $86.1 billion for the first quarter of 2017, an increase of $26 billion compared to the first quarter of 2016, primarily reflecting the impact of the First Niagara acquisition and growth in commercial and industrial loans. The acquisition resulted in an estimated adjustment to the fair value of the acquired loan portfolio of $548 million. We anticipate finalizing the valuation of the acquired loans during the second quarter of 2017.

Compared to the fourth quarter of 2016, average loans increased by $773 million, driven by a $507 million increase in commercial and industrial loans, and a $416 million increase in commercial mortgage loans. The growth reflects overall business activity and lower payoffs in Key’s Commercial Real Estate line of business. Consumer loans decreased $292 million, mostly related to continued decline in the home equity loan portfolio, largely the result of paydowns on home equity lines of credit.

Average deposits totaled $102.1 billion for the first quarter of 2017, an increase of $30.5 billion compared to the year-ago quarter, primarily reflecting the acquisition of First Niagara and core deposit growth in Key’s retail banking franchise. Compared to the fourth quarter of 2016, average deposits decreased by $2.6 billion, largely driven by a decline in escrow deposits and both seasonal and short-term commercial deposit outflows. On a period-end basis, total deposits decreased $105 million compared to the fourth quarter of 2016 as the decline in escrow deposits was partially offset by core deposit growth in Key’s retail banking franchise.

Figure 7. Consolidated Average Balance Sheets, Net Interest Income, and Yields/Rates from Continuing Operations

	First Quarter 2017			Fourth Quarter 2016
dollars in millions	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)
ASSETS
Loans (b), (c)
Commercial and industrial (d)	$40,002	$373	3.77%	$39,495	$365	3.68%
Real estate — commercial mortgage	15,187	164	4.39	14,771	168	4.50
Real estate — construction	2,353	26	4.54	2,222	37	6.72
Commercial lease financing	4,635	44	3.76	4,624	50	4.34
Total commercial loans	62,177	607	3.95	61,112	620	4.04
Real estate — residential mortgage	5,520	54	3.94	5,554	57	4.17
Home equity loans	12,611	131	4.22	12,812	129	3.99
Consumer direct loans	1,762	30	6.97	1,785	31	6.84
Credit cards	1,067	29	11.06	1,088	29	10.78
Consumer indirect loans	2,996	37	4.91	3,009	42	5.50
Total consumer loans	23,956	281	4.75	24,248	288	4.73
Total loans	86,133	888	4.17	85,360	908	4.24
Loans held for sale	1,188	13	4.28	1,323	11	3.39
Securities available for sale (b), (e)	19,181	95	1.95	20,145	92	1.82
Held-to-maturity securities (b)	9,988	51	2.04	9,121	44	1.95
Trading account assets	968	7	2.75	892	6	2.54
Short-term investments	1,610	3.79		3,717	5.49
Other investments (e)	709	4	2.26	741	6	3.23
Total earning assets	119,777	1,061	3.57	121,299	1,072	3.52
Allowance for loan and lease losses	(855)			(855)
Accrued income and other assets	13,819			13,984
Discontinued assets	1,540			1,610
Total assets	$134,281			$136,038

LIABILITIES
NOW and money market deposit accounts	$54,295	32.24		$55,444	31.22
Savings deposits	6,351	1.10		6,546	2.10
Certificates of deposit ($100,000 or more)(f)	5,627	16	1.16	5,428	15	1.11
Other time deposits	4,706	9.76		4,849	9.77
Total interest-bearing deposits	70,979	58.33		72,267	57.32
Federal funds purchased and securities sold under repurchase agreements	795	1.32		592	1.11
Bank notes and other short-term borrowings	1,802	5	1.06	934	3	1.11
Long-term debt (f), (g)	10,833	68	2.54	10,914	63	2.38
Total interest-bearing liabilities	84,409	132.63		84,707	124.58
Noninterest-bearing deposits	31,099			32,424
Accrued expense and other liabilities	2,048			2,394
Discontinued liabilities (g)	1,540			1,610
Total liabilities	119,096			121,135
EQUITY
Key shareholders’ equity	15,184			14,901
Noncontrolling interests	1			2
Total equity	15,185			14,903
Total liabilities and equity	$134,281			$136,038

Interest rate spread (TE)			2.94%			2.94%
Net interest income (TE) and net interest margin (TE)		929	3.13%		948	3.12%
TE adjustment (b)		11			10
Net interest income, GAAP basis		$918			$938

(a)	Results are from continuing operations. Interest excludes the interest associated with the liabilities referred to in (g) below, calculated using a matched funds transfer pricing methodology.

(b)	Interest income on tax-exempt securities and loans has been adjusted to a TE basis using the statutory federal income tax rate of 35%.

(c)	For purposes of these computations, nonaccrual loans are included in average loan balances.

(d)
Commercial and industrial average balances include $114 million, $119 million, $107 million, $87 million, and $85 million of assets from commercial credit cards for the three months ended March 31, 2017, December 31, 2016, September 30, 2016, June 30, 2016, and March 31, 2016, respectively.

Figure 7. Consolidated Average Balance Sheets, Net Interest Income, and Yields/Rates from Continuing Operations

Third Quarter 2016			Second Quarter 2016			First Quarter 2016
Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)

$37,318	$317	3.38%	$32,630	$270	3.32%	$31,590	$263	3.35%
12,879	126	3.91	8,404	80	3.85	8,138	77	3.78
1,723	21	4.67	869	8	3.78	1,016	10	4.11
4,508	38	3.33	3,949	37	3.77	3,957	36	3.65
56,428	502	3.54	45,852	395	3.47	44,701	386	3.47
4,453	45	3.96	2,253	22	4.11	2,236	24	4.18
11,968	122	4.07	10,098	102	4.04	10,240	103	4.06
1,666	30	7.20	1,599	26	6.53	1,593	26	6.53
996	27	10.80	792	21	10.58	784	21	10.72
2,186	28	5.23	554	9	6.56	602	10	6.44
21,269	252	4.73	15,296	180	4.74	15,455	184	4.76
77,697	754	3.86	61,148	575	3.78	60,156	570	3.80
1,152	10	3.48	611	5	3.18	826	8	4.02
17,972	88	1.99	14,268	74	2.08	14,207	75	2.12
6,250	30	1.86	4,883	24	1.98	4,817	24	2.01
860	4	2.12	967	6	2.28	817	7	3.50
5,911	7.48		5,559	6.45		3,432	4.46
717	5	2.74	610	2	1.54	647	3	1.73
110,559	898	3.24	88,046	692	3.16	84,902	691	3.27
(847)			(833)			(803)
13,757			10,200			10,378
1,676			1,738			1,804
$125,145			$99,151			$96,281

$51,318	25.20		$39,687	16.17		$37,708	15.16
4,521	1.07		2,375	—	.02	2,349	—	.02
4,204	12	1.15	3,233	11	1.39	2,761	10	1.37
5,031	11.85		3,252	7.85		3,200	6.79
65,074	49.30		48,547	34.29		46,018	31.27
578	—	.16	337	—	.01	437	—	.07
1,186	2.91		694	3	1.39	591	2	1.63
10,415	59	2.31	9,294	50	2.25	8,566	46	2.19
77,253	110.57		58,872	87.60		55,612	79.57
29,844			25,357			25,580
2,818			2,032			2,322
1,676			1,738			1,804
111,591			87,999			85,318

13,552			11,147			10,953
2			5			10
13,554			11,152			10,963
$125,145			$99,151			$96,281

		2.67%			2.56%			2.70%
	788	2.85%		605	2.76%		612	2.89%
	8			8			8
	$780			$597			$604

(e)	Yield is calculated on the basis of amortized cost.

(f)	Rate calculation excludes basis adjustments related to fair value hedges.

(g)	A portion of long-term debt and the related interest expense is allocated to discontinued liabilities as a result of applying our matched funds transfer pricing methodology to discontinued operations.

Figure 8 shows how the changes in yields or rates and average balances from the prior year period affected net interest income. The section entitled “Financial Condition” contains additional discussion about changes in earning assets and funding sources.

Figure 8. Components of Net Interest Income Changes from Continuing Operations

	From three months ended March 31, 2016
	to three months ended March 31, 2017
in millions	Average Volume	Yield/ Rate	Net Change (a)
INTEREST INCOME
Loans	$264	$54	$318
Loans held for sale	4	1	5
Securities available for sale	25	(5)	20
Held-to-maturity securities	26	1	27
Trading account assets	1	(1)	—
Short-term investments	(3)	2	(1)
Other investments	—	1	1
Total interest income (TE)	317	53	370
INTEREST EXPENSE
NOW and money market deposit accounts	8	9	17
Savings deposits	—	1	1
Certificates of deposit ($100,000 or more)	9	(3)	6
Other time deposits	3	—	3
Total interest-bearing deposits	20	7	27
Federal funds purchased and securities sold under repurchase agreements	—	1	1
Bank notes and other short-term borrowings	3	—	3
Long-term debt	13	9	22
Total interest expense	36	17	53
Net interest income (TE)	$281	$36	$317

(a)	The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.

Noninterest income

As shown in Figure 9, noninterest income was $577 million for the first quarter of 2017, compared to $431 million for the year-ago quarter. The most notable increase was in investment banking and debt placement fees, which increased $56 million, related to improved capital markets conditions and activity from the year-ago period. Trust and investment services income, cards and payments income, and service charges on deposit accounts also contributed to the growth, largely resulting from the First Niagara acquisition.

Compared to the fourth quarter of 2016, noninterest income decreased by $41 million. The decrease was primarily attributable to lower investment banking and debt placement fees, as well as a decline in corporate-owned life insurance income, which is seasonally lower in the first quarter. Corporate services income also decreased $7 million related to lower loan and derivative trading income. An increase of $12 million in trust and investment services income related to higher insurance revenue and fixed income trading volume slightly offset these declines.

Figure 9. Noninterest Income

	Three months ended March 31,		Change
dollars in millions	2017	2016	Amount	Percent
Trust and investment services income	$135	$109	$26	23.9%
Investment banking and debt placement fees	127	71	56	78.9
Service charges on deposit accounts	87	65	22	33.8
Operating lease income and other leasing gains	23	17	6	35.3
Corporate services income	54	50	4	8.0
Cards and payments income	65	46	19	41.3
Corporate-owned life insurance income	30	28	2	7.1
Consumer mortgage income	6	2	4	200.0
Mortgage servicing fees	18	12	6	50.0
Net gains (losses) from principal investing	1	—	1	N/M
Other income	31	31	—	—
Total noninterest income	$577	$431	$146	33.9%

The following discussion explains the composition of certain elements of our noninterest income and the factors that caused those elements to change.

Trust and investment services income

Trust and investment services income is one of our largest sources of noninterest income and consists of brokerage commissions, trust and asset management commissions, and insurance income. The assets under management that primarily generate these revenues are shown in Figure 10. For the three months ended March 31, 2017, trust and investment services income increased $26 million, or 23.9%, compared to the same period one year ago, primarily due to the acquisition of First Niagara. Compared to the fourth quarter of 2016, trust and investment services income increased $12 million, or 9.8%, related to higher insurance revenue and fixed income trading volume.

A significant portion of our trust and investment services income depends on the value and mix of assets under management. At March 31, 2017, our bank, trust, and registered investment advisory subsidiaries had assets under management of $37.4 billion, compared to $34.1 billion at March 31, 2016. The increase in assets under management, as shown in Figure 10, was primarily attributable to the acquisition of First Niagara and growth in equity investments.
Figure 10. Assets Under Management

	2017	2016
in millions	First	Fourth	Third	Second	First
Assets under management by investment type:
Equity	$22,522	$21,722	$21,568	$20,458	$20,210
Securities lending	1,095	1,148	991	968	1,147
Fixed income	10,497	10,386	11,016	10,053	9,789
Money market	3,303	3,336	3,177	3,056	2,961
Total assets under management	$37,417	$36,592	$36,752	$34,535	$34,107

Investment banking and debt placement fees

Investment banking and debt placement fees consist of syndication fees, debt and equity financing fees, financial adviser fees, gains on sales of commercial mortgages, and agency origination fees. Investment banking and debt placement fees increased $56 million, or 78.9%, for the first quarter of 2017, related to improved capital markets conditions and activity from the year-ago period. Compared to the fourth quarter of 2016, investment banking and debt placement fees decreased $30 million, or 19.1%, primarily due to lower gains on sales of commercial mortgages and mergers and acquisition advisory fees. The first quarter of 2017 was the strongest first quarter for investment banking and debt placement fees in our history.

Service charges on deposit accounts

Service charges on deposit accounts increased $22 million, or 33.8%, for the three months ended March 31, 2017, compared to the same period one year ago. The increase from the three months ended March 31, 2016, was primarily due to the acquisition of First Niagara. Compared to the fourth quarter of 2016, service charges on deposit accounts increased $3 million, or 3.6%, primarily due to an increase in account analysis and other fees.

Corporate services income

Corporate services income increased $4 million, or 8.0%, from the year-ago quarter. This increase was primarily due to the acquisition of First Niagara. Compared to the fourth quarter of 2016, corporate services income decreased $7 million, or 11.5%, driven by lower loan and derivative trading income.

Cards and payments income

Cards and payments income, which consists of debit card, consumer and commercial credit card, and merchant services income, increased $19 million, or 41.3%, from the year-ago quarter. This increase was primarily due to the acquisition of First Niagara and to higher purchase and prepaid card fees in Key Corporate Bank. Compared to the fourth quarter of 2016, cards and payments income decreased $4 million, or 5.8%, due to seasonal consumer behavior.

Other income

Other income, which consists primarily of gains on sales of loans held for sale, other service charges, and certain dealer trading income, was flat from the year-ago quarter. Compared to the fourth quarter of 2016, other income decreased $2 million, or 6.1%, primarily attributable to changes in various miscellaneous income categories.

Noninterest expense

As shown in Figure 11, noninterest expense was $1 billion for the first quarter of 2017, which included $81 million of merger-related charges. The merger-related charges were primarily made up of $51 million of nonpersonnel expense, largely recognized in marketing, net occupancy, business services and professional fees, and other expense reflecting a $20 million philanthropic contribution. The remaining $30 million was personnel expense, related to ongoing integration activities. $24 million of merger-related charges were incurred in the first quarter of 2016.

Excluding merger-related charges, noninterest expense was $253 million higher than the first quarter of last year. The increase from the prior year, reflected in both personnel and nonpersonnel expense, was primarily driven by the acquisition of First Niagara. Higher incentive and stock-based compensation related to stronger capital markets performance also contributed to the year-over-year increase.

Compared to the fourth quarter of 2016, noninterest expense, excluding merger-related charges, decreased by $81 million. The decrease primarily reflects cost savings related to the First Niagara acquisition, reflected in both personnel and nonpersonnel expense. Lower incentive and stock-based compensation and the absence of a pension settlement charge also contributed to the decline. These decreases were partially offset by seasonally higher employee benefits expenses.

Figure 11. Noninterest Expense

	Three months ended March 31,		Change
dollars in millions	2017	2016	Amount	Percent
Personnel (a)	$556	$404	$152	37.6%
Net occupancy	87	61	26	42.6
Computer processing	60	43	17	39.5
Business services and professional fees	46	41	5	12.2
Equipment	27	21	6	28.6
Operating lease expense	19	13	6	46.2
Marketing	21	12	9	75.0
FDIC assessment	20	9	11	122.2
Intangible asset amortization	22	8	14	175.0
OREO expense, net	2	1	1	100.0
Other expense	153	90	63	70.0
Total noninterest expense	$1,013	$703	$310	44.1%
Merger-related charges (b)	81	24	57	237.5
Total noninterest expense excluding merger-related charges (c)	$932	$679	$253	37.3%

Average full-time equivalent employees (d)	18,386	13,403	4,983	37.2%

(a)	Additional detail provided in Figure 13 entitled “Personnel Expense.”

(b)	Additional detail provided in Figure 12 entitled “Merger-Related Charges.”

(c)	Non-GAAP measure.

(d)	The number of average full-time equivalent employees has not been adjusted for discontinued operations.

Figure 12. Merger-Related Charges

	Three months ended March 31,		Change
dollars in millions	2017	2016	Amount	Percent
Personnel	$30	$16	$14	87.5%
Net occupancy	5	—	5	N/M
Business services and professional fees	5	7	(2)	(28.6)
Computer processing	5	—	5	N/M
Marketing	6	1	5	500.0
Other nonpersonnel expense	30	—	30	N/M
Noninterest expense	81	24	57	237.5
Total merger-related charges	$81	$24	$57	237.5%

Personnel

As shown in Figure 13, personnel expense, the largest category of our noninterest expense, increased by $152 million, or 37.6%, for the first quarter of 2017 compared to the year-ago quarter. This increase was primarily driven by the acquisition of First Niagara. Higher incentive and stock-based compensation related to stronger capital markets performance also contributed to the year-over-year increase. Compared to the fourth quarter of 2016, personnel expense decreased $92 million, or 14.2%, driven by lower incentive and stock-based compensation and by the absence of a pension settlement charge. These decreases were partially offset by seasonally higher employee benefits expenses.
Figure 13. Personnel Expense

	Three months ended March 31,		Change
dollars in millions	2017	2016	Amount	Percent
Salaries and contract labor	$324	$244	$80	32.8%
Incentive and stock-based compensation	127	89	38	42.7
Employee benefits	96	68	28	41.2
Severance	9	3	6	200.0
Total personnel expense	$556	$404	$152	37.6%
Merger-related charges	30	16	14	87.5
Total personnel expense excluding merger-related charges	$526	$388	$138	35.6%

Net occupancy

Net occupancy expense increased $26 million, or 42.6%, for the first quarter of 2017, compared to the same period one year ago. This increase was primarily due to the acquisition of First Niagara. Compared to the fourth quarter of 2016, net occupancy expense decreased $25 million, or 22.3%, primarily attributable to lower property reserve expenses.

Other expense

Other expense comprises various miscellaneous expense items. The $63 million, or 70.0%, increase in the current quarter compared to the same period one year ago reflects the impact of the First Niagara acquisition and other miscellaneous expenses. Compared to the fourth quarter of 2016, other expense increased $3 million, or 2.0%, reflecting a $20 million philanthropic contribution, partially offset by decreases in other miscellaneous expenses.

Income taxes

We recorded tax expense from continuing operations of $94 million for the first quarter of 2017 and $56 million for the first quarter of 2016.

Our federal tax expense (benefit) differs from the amount that would be calculated using the federal statutory tax rate, primarily because we generate income from investments in tax-advantaged assets, such as corporate-owned life insurance and credits associated with renewable energy and low-income housing investments, and make periodic adjustments to our tax reserves. Tax expense for the three months ended March 31, 2017, and March 31, 2016, was favorably affected by net discrete income tax benefits of $19 million and $2 million, respectively. The tax expense for the first quarter of 2017 was also significantly reduced due to merger-related charges of $81 million. Excluding those expenses, the tax expense for the first quarter of 2017 was $124 million.

Additional information pertaining to how our tax expense (benefit) and the resulting effective tax rates were derived is included in Note 13 (“Income Taxes”) beginning on page 170 of our 2016 Form 10-K.

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

Figure 14 summarizes the contribution made by each major business segment to our “taxable-equivalent revenue from continuing operations” and “income (loss) from continuing operations attributable to Key” for the three-month periods ended March 31, 2017, and March 31, 2016.

Figure 14. Major Business Segments — Taxable-Equivalent Revenue from Continuing Operations and Income (Loss) from Continuing Operations Attributable to Key

	Three months ended March 31,		Change
dollars in millions	2017	2016	Amount	Percent
REVENUE FROM CONTINUING OPERATIONS (TE)
Key Community Bank	$908	$595	$313	52.6%
Key Corporate Bank	579	425	154	36.2
Other Segments	28	21	7	33.3
Total Segments	1,515	1,041	474	45.5
Reconciling Items (a)	(9)	2	(11)	N/M
Total	$1,506	$1,043	$463	44.4%
INCOME (LOSS) FROM CONTINUING OPERATIONS ATTRIBUTABLE TO KEY
Key Community Bank	$147	$74	$73	98.6%
Key Corporate Bank	181	118	63	53.4
Other Segments	21	15	6	40.0
Total Segments	349	207	142	68.6
Reconciling Items (a)	(25)	(20)	(5)	N/M
Total	$324	$187	$137	73.3%

(a)    Reconciling items consist primarily of the unallocated portion of merger-related charges and items not allocated to the business segments because they do not reflect their normal operations.

Key Community Bank summary of operations

•	Positive operating leverage from prior year

•	Net income increased $73 million, or 98.6%, from prior year

•	Average commercial and industrial loans increased $5.1 billion, or 39.3%, from the prior year

•	Average deposits increased $26.6 billion, or 50.4%, from the prior year

As shown in Figure 15, Key Community Bank recorded net income attributable to Key of $147 million for the first quarter of 2017, compared to $74 million for the year-ago quarter, benefiting from momentum in Key's core businesses, as well as the impact of the First Niagara acquisition.

TE net interest income increased by $232 million, or 58.1%, from the first quarter of 2016. The increase was primarily attributable to the acquisition of First Niagara, as well as benefit from the Federal Reserve rate increase. Average loans and leases increased $16.2 billion, or 52.8%, largely driven by a $5.1 billion, or 39.3%, increase in commercial and industrial loans. Additionally, average deposits increased $26.6 billion, or 50.4%, from one year ago.

Noninterest income increased $81 million, or 41.3%, from the year-ago quarter, driven by the acquisition of First Niagara, as well as strength in derivatives and higher assets under management balances, primarily attributable to the acquisition of First Niagara and growth in equity investments.

The provision for credit losses increased by $5 million, or 11.9%, and net loan charge-offs increased $20 million, from the first quarter of 2016, primarily related to the acquisition of First Niagara.

Noninterest expense increased by $191 million, or 43.8%, from the year-ago quarter, largely driven by the acquisition of First Niagara, as well as an increase in core business activity and investments. Personnel expense increased $75 million, while non-personnel expense increased by $116 million, including higher intangible amortization expense and higher FDIC assessment expense.

Figure 15. Key Community Bank

	Three months ended March 31,		Change
dollars in millions	2017	2016	Amount	Percent
SUMMARY OF OPERATIONS
Net interest income (TE)	$631	$399	$232	58.1%
Noninterest income	277	196	81	41.3
Total revenue (TE)	908	595	313	52.6
Provision for credit losses	47	42	5	11.9
Noninterest expense	627	436	191	43.8
Income (loss) before income taxes (TE)	234	117	117	100.0
Allocated income taxes (benefit) and TE adjustments	87	43	44	102.3
Net income (loss) attributable to Key	$147	$74	$73	98.6%
AVERAGE BALANCES
Loans and leases	$47,036	$30,789	$16,247	52.8%
Total assets	50,962	32,856	18,106	55.1
Deposits	79,393	52,803	26,590	50.4
Assets under management at period end	$37,417	$34,107	$3,310	9.7%

ADDITIONAL KEY COMMUNITY BANK DATA

	Three months ended March 31,		Change
dollars in millions	2017	2016	Amount	Percent
NONINTEREST INCOME
Trust and investment services income	$98	$73	$25	34.2%
Services charges on deposit accounts	75	54	21	38.9
Cards and payments income	55	43	12	27.9
Other noninterest income	49	26	23	88.5
Total noninterest income	$277	$196	$81	41.3%
AVERAGE DEPOSITS OUTSTANDING
NOW and money market deposit accounts	$45,027	$29,432	$15,595	53.0%
Savings deposits	5,268	2,340	2,928	125.1
Certificates of deposits ($100,000 or more)	3,878	2,120	1,758	82.9
Other time deposits	4,692	3,197	1,495	46.8
Noninterest-bearing deposits	20,528	15,714	4,814	30.6
Total deposits	$79,393	$52,803	$26,590	50.4%
HOME EQUITY LOANS
Average balance	$12,456	$10,037
Combined weighted-average loan-to-value ratio (at date of origination)	70%	71%
Percent first lien positions	60	61
OTHER DATA
Branches	1,216	961
Automated teller machines	1,594	1,249

Key Corporate Bank summary of operations

•	Average loan and lease balances up $10 billion, or 36.1%, from the prior year

•	Revenue up $154 million, or 36.2%, from the prior year

•	Noninterest income up $68 million, or 32.9%, from the prior year

As shown in Figure 16, Key Corporate Bank recorded net income attributable to Key of $181 million for the first quarter of 2017, compared to $118 million for the same period one year ago.

Taxable-equivalent net interest income increased by $86 million, or 39.4%, compared to the first quarter of 2016. Average loan and lease balances increased $10 billion, or 36.1%, from the year-ago quarter, primarily driven by the First Niagara acquisition as well as growth in commercial and industrial loans. Average deposit balances increased $2.9 billion, or 16.2%, from the year-ago quarter, mostly driven by the First Niagara acquisition.

Noninterest income was up $68 million, or 32.9%, from the prior year. This growth was mostly due to $54 million of higher investment banking and debt placement fees related to improved capital markets conditions and activity from the year-ago period, as well as an increase of $8 million in operating lease income and other leasing gains related to higher originations.

Additional increases of $7 million in cards and payments income and $4 million in mortgage servicing fees were partially offset by a $7 million decrease in other noninterest income.

The provision for credit losses decreased $26 million, or 60.5%, compared to the first quarter of 2016 due to $4 million of lower net loan charge-offs and improvement in the oil and gas portfolio.

Noninterest expense increased by $66 million, or 27.8%, from the first quarter of 2016. The increase from the prior year, reflected in both personnel and nonpersonnel expense, was largely driven by the acquisition of First Niagara, higher performance-based compensation and various other items, including operating lease and cards and payments expenses.

Figure 16. Key Corporate Bank

	Three months ended March 31,		Change
dollars in millions	2017	2016	Amount	Percent
SUMMARY OF OPERATIONS
Net interest income (TE)	$304	$218	$86	39.4%
Noninterest income	275	207	68	32.9
Total revenue (TE)	579	425	154	36.2
Provision for credit losses	17	43	(26)	(60.5)
Noninterest expense	303	237	66	27.8
Income (loss) before income taxes (TE)	259	145	114	78.6
Allocated income taxes and TE adjustments	78	27	51	188.9
Net income (loss) attributable to Key	$181	$118	$63	53.4%
AVERAGE BALANCES
Loans and leases	$37,737	$27,722	$10,015	36.1%
Loans held for sale	1,097	811	286	35.3
Total assets	44,167	33,413	10,754	32.2
Deposits	21,003	18,074	2,929	16.2

ADDITIONAL KEY CORPORATE BANK DATA

	Three months ended March 31,		Change
dollars in millions	2017	2016	Amount	Percent
NONINTEREST INCOME
Trust and investment services income	$37	$36	$1	2.8%
Investment banking and debt placement fees	124	70	54	77.1
Operating lease income and other leasing gains	21	13	8	61.5

Corporate services income	38	38	—	—
Service charges on deposit accounts	12	11	1	9.1
Cards and payments income	10	3	7	233.3
Payments and services income	60	52	8	15.4

Mortgage servicing fees	16	12	4	33.3
Other noninterest income	17	24	(7)	(29.2)
Total noninterest income	$275	$207	$68	32.9%

Other Segments

Other Segments consist of corporate treasury, our principal investing unit, and various exit portfolios. Other Segments generated net income attributable to Key of $21 million for the first quarter of 2017, compared to $15 million for the same period last year, driven by increases in corporate-owned life insurance income, net gains on principal investing, and other income.

Financial Condition

Loans and loans held for sale

At March 31, 2017, total loans outstanding from continuing operations were $86.1 billion, compared to $86 billion at December 31, 2016. Loans related to the discontinued operations of the education lending business and excluded from total loans were $1.5 billion at March 31, 2017, and $1.6 billion at December 31, 2016. For more information on balance sheet carrying value, see Note 1 (“Summary of Significant Accounting Policies”) under the headings “Loans” and “Loans Held for Sale” on page 107 of our 2016 Form 10-K.

Commercial loan portfolio

Commercial loans outstanding were $62.3 billion at March 31, 2017, an increase of $398 million, or .6%, compared to December 31, 2016, primarily driven by an increase in commercial and industrial loans and real estate — commercial mortgage loans. Figure 17 provides our commercial loan portfolios by industry classification at March 31, 2017, and December 31, 2016

Figure 17. Commercial Loans by Industry

March 31, 2017	Commercial and industrial	Commercial real estate	Commercial lease financing	Total commercial loans	Percent of total
dollars in millions
Industry classification:
Agricultural	$620	$185	$55	$860	1.4%
Automotive	2,275	477	93	2,845	4.6
Business products	1,590	159	51	1,800	2.9
Business services	2,681	162	306	3,149	5.1
Commercial real estate	5,117	11,266	11	16,394	26.3
Construction materials and contractors	1,664	357	106	2,127	3.4
Consumer discretionary	3,759	552	351	4,662	7.5
Consumer services	2,866	1,001	220	4,087	6.5
Equipment	1,624	153	115	1,892	3.0
Financial	3,700	99	259	4,058	6.6
Healthcare	3,096	2,530	457	6,083	9.8
Materials manufacturing and mining	1,965	139	142	2,246	3.6
Media	489	23	54	566.9
Oil and gas	817	21	50	888	1.4
Public exposure	2,241	72	1,067	3,380	5.4
Technology	439	6	17	462.7
Transportation	1,410	310	936	2,656	4.3
Utilities	3,312	7	375	3,694	5.9
Other	447	11	—	458.7
Total	$40,112	$17,530	$4,665	$62,307	100.0%

December 31, 2016	Commercial and industrial	Commercial real estate	Commercial lease financing	Total commercial loans	Percent of total
dollars in millions
Industry classification:
Agricultural	$844	$194	$151	$1,189	1.9%
Automotive	2,139	491	74	2,704	4.4
Business products	1,243	152	31	1,426	2.3
Business services	2,648	179	303	3,130	5.1
Commercial real estate	4,759	11,235	2	15,996	25.8
Construction materials and contractors	1,282	307	79	1,668	2.7
Consumer discretionary	3,367	539	314	4,220	6.8
Consumer services	2,281	749	66	3,096	5.0
Equipment	1,582	107	87	1,776	2.9
Financial	3,864	95	296	4,255	6.9
Healthcare	3,487	2,577	526	6,590	10.6
Materials manufacturing and mining	2,743	276	212	3,231	5.2
Media	478	18	70	566.9
Oil and gas	1,094	27	62	1,183	1.9
Public exposure	2,621	311	1,204	4,136	6.7
Technology	485	6	34	525.8
Transportation	940	148	923	2,011	3.3
Utilities	3,441	26	251	3,718	6.0
Other	470	19	—	489.8
Total	$39,768	$17,456	$4,685	$61,909	100.0%

Commercial and industrial. Our commercial and industrial loans represented 47% of our total loan portfolio at March 31, 2017, and 46% at December 31, 2016, and are the largest component of our total loans. These loans are originated by both Key Corporate Bank and Key Community Bank and consist of fixed and variable rate loans to our large, middle market, and small business clients.

Commercial and industrial loans increased $344 million, or .9%, from December 31, 2016, with Key Corporate Bank increasing $1 million, Key Community Bank up $369 million, and Other Segments decreasing $26 million.

We have experienced growth in new, high credit quality loan commitments and utilization with clients in our middle market segment and Institutional and Capital Markets business. Our largest commercial loan industry classifications, commercial real estate, increased by 7.5%, when compared to December 31, 2016. We experienced growth in our transportation, construction materials and contractors, and business products commercial loan classifications, increasing 50%, 29.8%, and 27.9%, respectively, from December 31, 2016. Partially offsetting these increases, the utilities and financial commercial loan classifications, which represented approximately 8% and 9%, respectively, of the commercial and industrial loan portfolio at March 31, 2017, decreased 3.7% and 4.2%, respectively, from December 31, 2016.

Commercial real estate loans. Our commercial real estate lending business is conducted through two primary sources: our 15-state banking franchise, and KeyBank Real Estate Capital, a national line of business that cultivates relationships with owners of commercial real estate located both within and beyond the branch system. This line of business deals primarily with nonowner-occupied properties (generally properties for which at least 50% of the debt service is provided by rental income from nonaffiliated third parties) and accounted for approximately 69% of our average year-to-date commercial real estate loans for the three months ended March 31, 2017, and March 31, 2016. KeyBank Real Estate Capital generally focuses on larger owners and operators of commercial real estate.

Commercial real estate loans totaled $17.5 billion at March 31, 2017, and December 31, 2016, and represented 20% of our total loan portfolio at March 31, 2017, and December 31, 2016, respectively. The $74 million increase from December 31, 2016, was due to an increase in real estate—commercial mortgage loans. These loans, which include both owner- and nonowner-occupied properties, represented 28% of our commercial loan portfolio at both March 31, 2017, and December 31, 2016. We continue to decrease the risk of the portfolio by changing our focus from developers to owners of completed and stabilized commercial real estate.

Figure 18 includes commercial mortgage and construction loans in both Key Community Bank and Key Corporate Bank. As shown in Figure 18, this loan portfolio is diversified by both property type and geographic location of the underlying collateral.

As presented in Figure 18, at March 31, 2017, our commercial real estate portfolio included commercial mortgage loans of $15.3 billion and construction loans of $2.3 billion, representing 18% and 3%, respectively, of our total loans. At March 31, 2017, nonowner-occupied loans represented 16% of our total loans and owner-occupied loans represented 4% of our total loans. The average size of commercial mortgage loans originated during the first quarter of 2017 was $4.3 million, and our largest commercial mortgage loan at March 31, 2017, had a balance of $125 million. At March 31, 2017, our average construction loan commitment was $9.1 million, our largest construction loan commitment was $65 million, and our largest construction loan amount outstanding was $47.4 million.

Also shown in Figure 18, 79% of our commercial real estate loans at March 31, 2017, were for nonowner-occupied properties compared to 78% at December 31, 2016. Approximately 16% of these loans were construction loans at March 31, 2017, and 17% were construction loans at December 31, 2016. Typically, these properties are not fully leased at the origination of the loan. The borrower relies upon additional leasing through the life of the loan to provide the cash flow necessary to support debt service payments. A significant decline in economic growth, and in turn in rental rates and occupancy, would adversely affect our portfolio of construction loans.

Figure 18. Commercial Real Estate Loans

	Geographic Region (a)							Total	Percent of Total	Construction	Commercial Mortgage
dollars in millions	West	Southwest	Central	Midwest	Southeast	Northeast	National
March 31, 2017
Nonowner-occupied:
Retail properties	$203	$122	$73	$377	$258	$778	$247	$2,058	11.7%	$202	$1,856
Multifamily properties	338	179	791	576	996	2,339	137	5,356	30.6	1,280	4,076
Health facilities	258	—	173	165	351	1,148	189	2,284	13.0	164	2,120
Office buildings	168	7	188	158	259	1,108	35	1,923	11.0	184	1,739
Warehouses	71	29	83	95	104	394	40	816	4.7	89	727
Manufacturing facilities	5	2	—	27	12	68	37	151.9		16	135
Hotels/Motels	14	—	16	5	24	172	23	254	1.4	31	223
Residential properties	1	—	20	2	2	201	—	226	1.3	84	142
Land and development	9	—	1	4	7	128	—	149.8		75	74
Other	43	12	2	53	51	359	85	605	3.4	68	537
Total nonowner-occupied	1,110	351	1,347	1,462	2,064	6,695	793	13,822	78.8	2,193	11,629
Owner-occupied	991	7	266	618	207	1,619	—	3,708	21.2	77	3,631
Total	$2,101	$358	$1,613	$2,080	$2,271	$8,314	$793	17,530	100.0%	$2,270	$15,260
December 31, 2016
Total	$2,032	$291	$1,508	$2,281	$2,304	$8,340	$700	$17,456		$2,345	$15,111
March 31, 2017
Nonowner-occupied:
Nonperforming loans	1	—	2	5	12	9	—	29	N/M	2	27
Accruing loans past due 90 days or more	—	—	—	2	—	3	—	5	N/M	—	5
Accruing loans past due 30 through 89 days	—	—	1	2	10	21	—	34	N/M	5	29

(a)Regions are defined as follows

West –	Alaska, California, Hawaii, Idaho, Montana, Oregon, Washington, and Wyoming
Southwest –	Arizona, Nevada, and New Mexico
Central –	Arkansas, Colorado, Oklahoma, Texas, and Utah
Midwest –	Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, and Wisconsin
Southeast –	Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, Washington D.C., and West Virginia
Northeast –	Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, and Vermont
National –	Accounts in three or more regions

Nonperforming loans related to nonowner-occupied properties increased by $7 million from December 31, 2016, to $29 million at March 31, 2017. Our nonowner-occupied commercial real estate portfolio has increased by 1.2%, or approximately $161 million, since December 31, 2016. The growth reflects overall business activity and lower payoffs in our Commercial Real Estate line of business.

Commercial lease financing. We conduct commercial lease financing arrangements through our KEF line of business. Commercial lease financing receivables represented 7% of commercial loans at March 31, 2017, and 8% of commercial loans at December 31, 2016.

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

If loan terms are extended at less than normal market rates for similar lending arrangements, our Asset Recovery Group is consulted to help determine if any concession granted would result in designation as a TDR. Transfer to our Asset Recovery Group is considered for any commercial loan determined to be a TDR. During the first three months of 2017, we had $28 million of new restructured commercial loans compared to $3 million of new restructured commercial loans during the first three months of 2016.

For more information on concession types for our commercial accruing and nonaccruing TDRs, see Note 5 (“Asset Quality”).

Figure 19. Commercial TDRs by Accrual Status

in millions	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Commercial TDRs by Accrual Status
Nonaccruing	$70	$51	$67	$33	$50
Accruing	16	16	18	20	2
Total Commercial TDRs	$86	$67	$85	$53	$52

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

All loans processed as TDRs, including A notes and any non-charged-off B notes, are reported as TDRs during the calendar year in which the restructure took place. At March 31, 2017, we had $86 million of A note commercial TDRs. We did not have any B note commercial TDRs at March 31, 2017.

Additional information regarding TDRs is provided in Note 5 (“Asset Quality”).

Extensions. Project loans typically are refinanced into the permanent commercial loan market at maturity, but they are often modified and extended. Extension terms take into account the specific circumstances of the client relationship, the status of the project, and near-term prospects for the client, the repayment source, and the collateral. In all cases, pricing and loan structure are reviewed and, where necessary, modified to ensure that the loan has been priced to achieve a market rate of return and loan terms that are appropriate for the risk. Typical enhancements include one or more of the following: principal pay down, increased amortization, additional collateral, increased guarantees, and a cash flow sweep. Some maturing loans have automatic extension options built in; in those cases, pricing and loan terms cannot be altered.

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

Guarantors. We conduct a detailed guarantor analysis (i) for all new extensions of credit, (ii) at the time of any material modification/extension, and (iii) as part of our ongoing portfolio and loan monitoring procedures, typically annually. This analysis requires the guarantor entity to submit all appropriate financial statements, including balance sheets, income statements, tax returns, and real estate schedules. While the specific steps of each guarantor analysis may vary, the high-level objectives include determining the overall financial conditions of the guarantor entities, including size, quality, and nature of asset base; net worth (adjusted to reflect our opinion of market value); leverage; standing liquidity; recurring cash flow; contingent and direct debt obligations; and near-term debt maturities.

Borrower and guarantor financial statements are required at least annually within 90-120 days of the calendar/fiscal year end. Income statements and rent rolls for project collateral are required quarterly. We may require certain information, such as liquidity, certifications, status of asset sales or debt resolutions, and real estate schedules, to be provided more frequently.

We routinely seek performance from guarantors of impaired debt if the guarantor is solvent. We may not seek to enforce the guaranty if we are precluded by bankruptcy or we determine that the cost to pursue a guarantor exceeds the value to be returned given the guarantor’s verified financial condition. We often are successful in obtaining either monetary payment or the cooperation of our solvent guarantors to help mitigate loss, cost, and the expense of collections.

Consumer loan portfolio

Consumer loans outstanding decreased by $311 million, or 1.3%, from December 31, 2016, mostly related to continued decline in the home equity loan portfolio, largely the result of paydowns on home equity lines of credit.

The home equity portfolio is the largest segment of our consumer loan portfolio. Approximately 99% of this portfolio at March 31, 2017, was originated from our Key Community Bank within our 15-state footprint. The remainder of the portfolio, which has been in an exit mode since the fourth quarter of 2007, was originated from the Consumer Finance line of business and is now included in Other Segments.

As shown in Figure 15, we held the first lien position for approximately 60% of the Key Community Bank home equity portfolio at March 31, 2017, and 61% at March 31, 2016. At March 31, 2017, 40% of the Key Community Bank home equity portfolio was secured by second lien mortgages. For consumer loans with real estate collateral, we track borrower performance monthly. Regardless of the lien position, credit metrics are refreshed quarterly, including recent FICO scores as well as original and updated loan-to-value ratios. This information is used in establishing the ALLL. Our methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” beginning on page 109 of our 2016 Form 10-K.

Loans held for sale

As shown in Note 4 (“Loans and Loans Held for Sale”), our loans held for sale increased to $1.4 billion at March 31, 2017, from $1.1 billion at December 31, 2016. At March 31, 2017, loans held for sale included $171 million of commercial and industrial loans, which increased $152 million from December 31, 2016; $1.2 billion of commercial mortgage loans, which increased $128 million from December 31, 2016; $62 million of residential mortgage loans, which were unchanged from December 31, 2016; and $1 million of commercial lease financing, which increased $1 million from December 31, 2016.

Loan sales

As shown in Figure 20, during the first three months of 2017, we sold $2 billion of commercial real estate loans, $194 million of residential real estate loans, $83 million of commercial lease financing loans, and $49 million of commercial loans. Most of these sales came from the held-for-sale portfolio; however, $37 million of these loan sales related to the held-to-maturity portfolio.

Loan sales classified as held for sale generated net gains of $35 million in the first three months of 2017 and are included in “investment banking and debt placement fees” and “other income” on the income statement.

Among the factors that we consider in determining which loans to sell are:

•	our business strategy for particular lending areas;

•	whether particular lending businesses meet established performance standards or fit with our relationship banking strategy;

•	our A/LM needs;

•	the cost of alternative funding sources;

•	the level of credit risk;

•	capital requirements; and

•	market conditions and pricing.

Figure 20 summarizes our loan sales for the first three months of 2017 and all of 2016.

Figure 20. Loans Sold (Including Loans Held for Sale)

in millions	Commercial	Commercial Real Estate	Commercial Lease Financing	Residential Real Estate	Total
2017
First quarter	$49	$2,011	$83	$194	$2,337
Total	$49	$2,011	$83	$194	$2,337
2016
Fourth quarter	$83	$2,521	$93	$232	$2,929
Third quarter	105	1,791	52	260	$2,208
Second quarter	83	1,518	121	111	$1,833
First quarter	46	925	88	89	$1,148
Total	$317	$6,755	$354	$692	$8,118

Figure 21 shows loans that are either administered or serviced by us, but not recorded on the balance sheet; this includes loans that were sold.

Figure 21. Loans Administered or Serviced

in millions	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Commercial real estate loans	$218,387	$218,135	$213,998	$213,879	$214,756
Residential mortgage	4,272	4,198	—	—	—
Education loans	1,067	1,122	1,172	1,226	1,280
Commercial lease financing	916	899	930	930	891
Commercial loans	427	418	1,461	355	347
Total	$225,069	$224,772	$217,561	$216,390	$217,274

In the event of default by a borrower, we are subject to recourse with respect to approximately $2.7 billion of the $225.1 billion of loans administered or serviced at March 31, 2017. Additional information about this recourse arrangement is included in Note 16 (“Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with FNMA.”

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

Securities

Our securities portfolio totaled $28.6 billion at March 31, 2017, compared to $30.4 billion at December 31, 2016. Available-for-sale securities were $18.4 billion at March 31, 2017, compared to $20.2 billion at December 31, 2016. Held-to-maturity securities were $10.2 billion at March 31, 2017, and December 31, 2016.

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

Figure 22. Mortgage-Backed Securities by Issuer

in millions	March 31, 2017	December 31, 2016
FHLMC	$5,575	$6,415
FNMA	8,966	9,879
GNMA	13,845	13,920
Total (a)	$28,386	$30,214

(a) Includes securities held in the available-for-sale and held-to-maturity portfolios.

Securities available for sale

The majority of our securities available for sale portfolio consists of federal agency CMOs and mortgage-backed securities. CMOs are debt securities secured by a pool of mortgages or mortgage-backed securities. These mortgage securities generate interest income, serve as collateral to support certain pledging agreements, and provide liquidity value under regulatory requirements. At March 31, 2017, we had $18.2 billion invested in CMOs and other mortgage-backed securities in the available-for-sale portfolio, compared to $20 billion at December 31, 2016.

We periodically evaluate our securities available for sale portfolio in light of established A/LM objectives, changing market conditions that could affect the profitability of the portfolio, the regulatory environment, and the level of interest rate risk to which we are exposed. These evaluations may cause us to take steps to adjust our overall balance sheet positioning.
In addition, the size and composition of our securities available for sale portfolio could vary with our needs for liquidity and the extent to which we are required (or elect) to hold these assets as collateral to secure public funds and trust deposits. Although we generally use debt securities for this purpose, other assets, such as securities purchased under resale agreements or letters of credit, are used occasionally when they provide a lower cost of collateral or more favorable risk profiles.

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

Figure 23 shows the composition, yields, and remaining maturities of our securities available for sale. For more information about these securities, including gross unrealized gains and losses by type of security and securities pledged, see Note 7 (“Securities”).

Figure 23. Securities Available for Sale

dollars in millions	U.S. Treasury, Agencies, and Corporations	States and Political Subdivisions	Agency Residential Collateralized Mortgage Obligations (a)	Agency Residential Mortgage-backed Securities (a)	Agency Commercial Mortgage-backed Securities	Other Securities (b)		Total		Weighted-Average Yield (c)
March 31, 2017
Remaining maturity:
One year or less	$27	$1	$130	$18	$—	$3		$179		2.72%
After one through five years	45	10	13,063	1,598	1,628	10		16,354		2.04
After five through ten years	112	—	1,370	114	90	7		1,693		2.04
After ten years	1	—	—	12	192	—		205		2.66
Fair value	$185	$11	$14,563	$1,742	$1,910	$20		$18,431		—
Amortized cost	188	11	14,790	1,751	1,956	21		18,717		2.05%
Weighted-average yield (c)	1.65%	6.23%	2.03%	2.07%	2.24%	—	(d)	2.05%	(d)	—
Weighted-average maturity	4.5 years	2.3 years	4.0 years	3.7 years	4.7 years	3.2 years		4.0 years		—
December 31, 2016
Fair value	$184	$11	$16,408	$1,846	$1,743	$20		$20,212		—
Amortized cost	188	11	16,652	1,857	1,778	21		20,507		2.00%

(a)	Maturity is based upon expected average lives rather than contractual terms.

(b)	Includes primarily marketable equity securities.

(c)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a TE basis using the statutory federal income tax rate of 35%.

(d)	Excludes $20 million of securities at March 31, 2017, that have no stated yield.

Held-to-maturity securities

Federal agency CMOs and mortgage-backed securities constitute essentially all of our held-to-maturity securities. The remaining balance comprises primarily foreign bonds. Figure 24 shows the composition, yields, and remaining maturities of these securities.

Figure 24. Held-to-Maturity Securities

dollars in millions	Agency Residential Collateralized Mortgage Obligations	Agency Residential Mortgage-backed Securities	Agency Commercial Mortgage-backed Securities	Other Securities	Total	Weighted-Average Yield (a)
March 31, 2017
Remaining maturity:
One year or less	$55	$—	$—	$—	$55	2.37%
After one through five years	6,035	128	757	15	6,935	2.00
After five through ten years	1,883	477	576	—	2,936	2.27
After ten years	—	—	260	—	260	2.22
Amortized cost	$7,973	$605	$1,593	$15	$10,186	2.08%
Fair value	7,787	600	1,552	15	9,954	—
Weighted-average yield	1.92%	2.65%	2.68%	2.85%	2.08%	—
Weighted-average maturity	4.1 years	6.1 years	7.1 years	2.3 years	4.7 years	—
December 31, 2016
Amortized cost	$8,404	$629	$1,184	$15	$10,232	2.05%
Fair value	8,232	624	1,136	15	10,007	—

(a)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a TE basis using the statutory federal income tax rate of 35%.

Other investments

Principal investments — investments in equity and debt instruments made by our principal investing unit — represented 25% of other investments at both March 31, 2017, and December 31, 2016. They include direct investments (investments made in a particular company) as well as indirect investments (investments made through funds that include other investors). Principal investments are predominantly made in privately held companies and are carried at fair value. The fair value of the direct investments was $21 million at March 31, 2017, and $27 million at December 31, 2016, while the fair value of the indirect investments was $155 million at March 31, 2017, and $158 million at December 31, 2016. Under the requirements of the Volcker Rule, we will be required to dispose of some or all of our indirect principal investments. The Federal Reserve extended the conformance period to July 21, 2017, for all banking entities with respect to covered funds. On January 13, 2017, Key filed for an additional extension for illiquid funds, to retain certain indirect investments until the earlier of the date on which the investment is conformed or is expected to mature, or July 21, 2022. The application for an extension was approved on February 14, 2017. As of March 31, 2017, we have not committed to a plan to sell these investments. Therefore, these investments continue to be valued using the net asset value per share methodology. For more information about the Volcker Rule, see the discussion in Item 1 under the heading “Other Regulatory Developments under the Dodd-Frank Act — ‘Volcker Rule’” in the section entitled “Supervision and Regulation” beginning on page 16 of our 2016 Form 10-K.

In addition to principal investments, “other investments” include real estate-related investments that are carried at fair value, as well as other types of investments that generally are carried at cost. The real estate-related investments were valued at $2 million at March 31, 2017, and $6 million at December 31, 2016. Additional information pertaining to the equity investment is included in the “Assets and Liabilities Measured at Fair Value on a Recurring Basis” section of Note 6 (“Fair Value Measurements”).

Most of our other investments are not traded on an active market. We determine the fair value at which these investments should be recorded based on the nature of the specific investment and all available relevant information. This review may encompass such factors as the issuer’s past financial performance and future potential, the values of public companies in comparable businesses, the risks associated with the particular business or investment type, current market conditions, the nature and duration of resale restrictions, the issuer’s payment history, our knowledge of the industry, third-party data, and other relevant factors. During the first three months of 2017, net gains from our principal investing activities (including results attributable to noncontrolling interests) totaled $1 million, which includes $3 million of net unrealized losses. These net gains are recorded as “net gains (losses) from principal investing” on the income statement. Additional information regarding these investments is provided in Note 6 (“Fair Value Measurements”).

Deposits and other sources of funds

Domestic deposits are our primary source of funding. The composition of our average deposits is shown in Figure 7 in the section entitled “Net interest income.” During the first quarter of 2017, average domestic deposits were $102.1 billion, compared to $71.6 billion during the first quarter of 2016. The increase reflected the acquisition of First Niagara and core deposit growth in Key’s retail banking franchise. Compared to the fourth quarter of 2016, average deposits decreased by $2.6 billion, largely driven by a decline in escrow deposits and both seasonal and short-term commercial deposit outflows. On a period-end basis, total deposits decreased $105 million compared to the fourth quarter of 2016 as the decline in escrow deposits was partially offset by core deposit growth in Key’s retail banking franchise. As of March 31, 2017, period-end deposits represented 85.6% of the funds we used to support loans and other earning assets, compared to 85.2% at December 31, 2016.

Wholesale funds, consisting of short-term borrowings, averaged $2.6 billion during the first quarter of 2017, compared to $1 billion during the first quarter of 2016. The change from the first quarter of 2016 was caused by increases of $358 million in federal funds purchased and securities sold under repurchase agreements, and $1.2 billion in bank notes and other short-term borrowings.

Capital

At March 31, 2017, our shareholders’ equity was $15 billion, down $264 million from December 31, 2016. The following sections discuss certain factors that contributed to this change. For other factors that contributed to the change, see the Consolidated Statements of Changes in Equity and Note 18 (“Shareholders' Equity”).

CCAR and capital actions

As part of its ongoing supervisory process, the Federal Reserve requires BHCs like KeyCorp to submit an annual comprehensive capital plan and to update that plan to reflect material changes in the BHC’s risk profile, business strategies, or corporate structure, including but not limited to changes in planned capital actions. In April 2016, we submitted to the Federal Reserve and provided to the OCC our 2016 capital plan under the annual CCAR process. On June 29, 2016, the Federal Reserve announced that it did not object to our 2016 capital plan. Share repurchases of up to $350 million were included in the 2016 capital plan, which is effective through the second quarter of 2017. We completed $160 million of Common Share repurchases, including $107 million of Common Share repurchases in the open market and $53 million of Common Share repurchases related to employee equity compensation programs in the first quarter of 2017 under this authorization.

Dividends

As previously reported, our 2015 capital plan proposed an increase in our quarterly Common Share dividend from $.075 to $.085 per share, which was approved by our Board in May 2016. An additional potential increase in our quarterly Common Share dividend, up to $.095 per share, will be considered by the Board for the second quarter of 2017, consistent with the 2016 capital plan. Other changes to future dividends may be evaluated by the Board based upon our earnings, financial condition, and other factors, including regulatory review. Further information regarding the capital planning process and CCAR is included under the heading “Capital planning and stress testing” in the “Supervision and Regulation” section beginning on page 12 of our 2016 Form 10-K.

Consistent with the 2016 capital plan, we made a dividend payment of $.085 per share, or $90 million, on our Common Shares during the first quarter of 2017.

During the first quarter of 2017, we made the following dividend payments on our preferred stock:

•	$1.9375 per share, or $6 million, on our Series A Preferred Stock;

•	$.539063 per share, or $7 million, on our Series C Preferred Stock;

•	$12.50 per depositary share, or $7 million, on the depositary shares related to our Series D Preferred Stock; and

•	$.395573 per depositary share, or $8 million, on the depositary shares related to our Series E Preferred Stock.

Preferred shares

On February 15, 2017, our Series C Preferred Stock was redeemed for cash at a redemption price of $25 per share. The Series C Preferred Stock was initially issued in connection with the First Niagara acquisition to replace First Niagara’s outstanding preferred stock.

On March 9, 2017, we provided notice of our intention to convert the Series A Preferred Stock into Common Shares on March 20, 2017. On March 20, 2017, each outstanding share of Series A Preferred Stock was converted into 7.0922 Common Shares. Cash was paid in lieu of fractional shares.

Common shares outstanding

Our Common Shares are traded on the NYSE under the symbol KEY with 43,129 holders of record at March 31, 2017. Our book value per Common Share was $12.71 based on 1.097 billion shares outstanding at March 31, 2017, compared to $12.58 per Common Share based on 1.079 billion shares outstanding at December 31, 2016. At March 31, 2017, our tangible book value per Common Share was $10.21, compared to $9.99 per Common Share at December 31, 2016.

Figure 25 shows activities that caused the change in outstanding common shares over the past five quarters.

Figure 25. Changes in Common Shares Outstanding

	2017	2016
in thousands	First	Fourth	Third	Second	First
Shares outstanding at beginning of period	1,079,314	1,082,055	842,703	842,290	835,751
Open market repurchases and return of shares under employee compensation plans	(8,673)	(4,380)	(5,240)	—	—
Shares issued under employee compensation plans (net of cancellations)	6,270	1,642	4,857	413	6,539
Series A Preferred Stock exchanged for common shares	20,568	—	—	—	—
Common shares issued to acquire First Niagara	—	(3)	239,735	—	—
Shares outstanding at end of period	1,097,479	1,079,314	1,082,055	842,703	842,290

As shown above, Common Shares outstanding increased by 18 million shares during the first quarter of 2017. This increase was primarily due to the conversion of the Series A Preferred Stock into Common Shares during the first quarter of 2017 which added approximately 21 million Common Shares outstanding as disclosed above.

At March 31, 2017, we had 159.2 million treasury shares, compared to 177.4 million treasury shares at December 31, 2016. Going forward we expect to reissue treasury shares as needed in connection with stock-based compensation awards and for other corporate purposes.

Information on repurchases of Common Shares by KeyCorp is included in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this report.

Capital adequacy

Capital adequacy is an important indicator of financial stability and performance. All of KeyCorp’s capital ratios remained in excess of regulatory requirements at March 31, 2017. Our capital and liquidity levels are intended to position us to weather an adverse credit cycle while continuing to serve our clients’ needs, as well as to meet the Regulatory Capital Rules described in the “Supervision and regulation” section of Item 2 of this report. Our shareholders’ equity to assets ratio was 11.14% at March 31, 2017, compared to 11.17% at December 31, 2016. Our tangible common equity to tangible assets ratio was 8.51% at March 31, 2017, compared to 8.09% at December 31, 2016.

The capital modifications mandated by the Regulatory Capital Rules, which became effective on January 1, 2015, for KeyCorp, require higher and better-quality capital and introduced a new capital measure, “Common Equity Tier 1.” The Rules phased out the treatment of certain capital securities and cumulative preferred securities as eligible Tier 1 capital. The phase-out period, which began January 1, 2015, for “standardized approach” banking organizations such as KeyCorp, resulted in our trust preferred securities issued by the KeyCorp capital trusts and acquired from First Niagara, being treated only as Tier 2 capital starting in 2016. The new minimum capital and leverage ratios under the Regulatory Capital Rules, together with the estimated ratios of KeyCorp at March 31, 2017, calculated on a fully phased-in basis, are set forth under the heading “New minimum capital and leverage ratio requirements” in the “Supervision and regulation” section in Item 2 of this report.

As of January 1, 2016, KeyCorp (and its banking subsidiaries) were each required to maintain, on a consolidated basis, a minimum Tier 1 risk-based capital ratio of 6.0%, a total risk-based capital ratio of 8.0%, and a Tier 1 leverage ratio of 4.0%. At March 31, 2017, our Tier 1 risk-based capital ratio, total risk-based capital ratio, and Tier 1 leverage ratio were 10.74%, 12.69%, and 9.81%, respectively, compared to 10.89%, 12.85%, and 9.90%, respectively, at December 31, 2016. Information regarding the regulatory capital ratios of KeyCorp’s banking subsidiaries is presented annually, in Note 23 (“Shareholders’ Equity”) beginning on page 198 of our 2016 Form 10-K.

Common Equity Tier 1 is not formally defined by GAAP and is considered to be a non-GAAP financial measure. Figure 6 in the “Highlights of Our Performance” section reconciles Key shareholders’ equity, the GAAP performance measure, to Common Equity Tier 1, the corresponding non-GAAP measure. Beginning with the implementation of the Regulatory Capital Rules, deferred tax assets that arise from net operating loss and tax credit carryforwards are deductible from Common Equity Tier 1 on a phase-in basis. As of March 31, 2017, this balance was $11 million. As of January 1, 2016, KeyCorp (and its banking subsidiaries) were each required to maintain, on a consolidated basis, a minimum Common Equity Tier 1 capital ratio of 4.5%. Our Common Equity Tier 1 capital ratio was 9.91% and 9.54% at March 31, 2017, and December 31, 2016, respectively.

Figure 26. Capital Components and Risk-Weighted Assets

	dollars in millions	March 31, 2017	December 31, 2016
COMMON EQUITY TIER 1
Key shareholders’ equity (GAAP)		$14,976	$15,240
Less:	Preferred Stock (a)	1,009	1,640
	Common Equity Tier 1 capital before adjustments and deductions	13,967	13,600
Less:	Goodwill, net of deferred taxes	2,379	2,405
	Intangible assets, net of deferred taxes	194	155
	Deferred tax assets	11	4
	Net unrealized gains (losses) on available-for-sale securities, net of deferred taxes	(179)	(185)
	Accumulated gains (losses) on cash flow hedges, net of deferred taxes	(76)	(52)
	Amounts in AOCI attributed to pension and postretirement benefit costs, net of deferred taxes	(335)	(339)
	Total Common Equity Tier 1 capital	$11,973	$11,612
TIER 1 CAPITAL
Common Equity Tier 1		$11,973	$11,612
Additional Tier 1 capital instruments and related surplus		1,009	1,640
Non-qualifying capital instruments subject to phase-out		—	—
Less:	Deductions	3	3
	Total Tier 1 capital	12,979	13,249
TIER 2 CAPITAL
Tier 2 capital instruments and related surplus		1,409	1,450
Allowance for losses on loans and liability for losses on lending-related commitments (b)		943	939
Net unrealized gains on available-for-sale preferred stock classified as an equity security		—	—
Less:	Deductions	—	—
	Total Tier 2 capital	2,352	2,389
	Total risk-based capital	$15,331	$15,638
RISK-WEIGHTED ASSETS
Risk-weighted assets on balance sheet		$94,554	$94,959
Risk-weighted off-balance sheet exposure		25,416	25,848
Market risk-equivalent assets		882	864
Gross risk-weighted assets		120,852	121,671
Less:	Excess allowance for loan and lease losses	—	—
	Net risk-weighted assets	$120,852	$121,671
AVERAGE QUARTERLY TOTAL ASSETS		$132,260	$133,795
CAPITAL RATIOS
Tier 1 risk-based capital		10.74%	10.89%
Total risk-based capital		12.69	12.85
Leverage (c)		9.81	9.90
Common Equity Tier 1 (d)		9.91	9.54

(a)	Net of capital surplus.

(b)
The ALLL included in Tier 2 capital is limited by regulation to 1.25% of the institution’s standardized total risk-weighted assets (excluding its standardized market risk-weighted assets). The ALLL includes $23 million and $24 million of allowance classified as “discontinued assets” on the balance sheet at March 31, 2017, and December 31, 2016, respectively.

(c)
This ratio is Tier 1 capital divided by average quarterly total assets as defined by the Federal Reserve less: (i) goodwill, (ii) the disallowed intangible and deferred tax assets, and (iii) other deductions from assets for leverage capital purposes.

(d)	Non-GAAP measure: see Figure 6 for reconciliation.

Risk Management

Overview

Like all financial services companies, we engage in business activities and assume the related risks. The most significant risks we face are credit, compliance, operational, liquidity, market, reputation, strategic, and model risks. Our risk management activities are focused on ensuring that we properly identify, measure, and manage such risks across the entire enterprise to maintain safety and soundness, and to maximize profitability.

The Board serves in an oversight capacity, ensuring that Key’s risks are managed in a manner that is not only effective and balanced, but also adds value for the shareholders. The Board understands Key’s risk philosophy, approves the risk appetite, inquires about risk practices, reviews the portfolio of risks, compares the actual risks to the risk appetite, and is apprised of significant risks, both actual and emerging, and determines whether management is responding appropriately. The Board challenges management and ensures accountability.

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

Tier 2 Risk Governance Committees support the ERM Committee by identifying early warning events and trends, escalating emerging risks, and discussing forward-looking assessments. Risk Governance Committees include attendees from each of the Three Lines of Defense. The First Line of Defense is the line of business primarily responsible to accept, own, proactively identify, monitor, and manage risk. The Second Line of Defense comprises Risk Management representatives who provide independent, centralized oversight over all risk categories by aggregating, analyzing, and reporting risk information. Risk Review, our internal audit function, provides the Third Line of Defense in its role to provide independent assessment and testing of the effectiveness of, appropriateness of, and adherence to KeyCorp’s risk management policies, practices, and controls. The Chief Risk Officer ensures that relevant risk information is properly integrated into strategic and business decisions, ensures appropriate ownership of risks, provides input into performance and compensation decisions, assesses aggregate enterprise risk, monitors capabilities to manage critical risks, and executes appropriate Board and stakeholder reporting.

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

We are exposed to market risk both in our trading and nontrading activities, which include asset and liability management activities. Our trading positions are carried at fair value with changes recorded in the income statement. These positions are subject to various market-based risk factors that affect the fair value of the financial instruments in the trading category. Our traditional banking loan and deposit products, as well as long-term debt and certain short-term borrowings are nontrading positions. These positions are generally carried at the principal amount outstanding for assets and the amount owed for liabilities. The nontrading positions are subject to changes in economic value due to varying market conditions, primarily changes in interest rates.

Trading market risk

Key incurs market risk as a result of trading, investing, and client facilitation activities, principally within our investment banking and capital markets businesses. Key has exposures to a wide range of interest rates, equity prices, foreign exchange rates, credit spreads, and commodity prices, as well as the associated implied volatilities and spreads. Our primary market risk exposures are a result of trading activities in the derivative and fixed income markets, and of maintaining positions in these instruments. We maintain modest trading inventories to facilitate customer flow, make markets in securities, and hedge certain risks. The majority of our positions are traded in active markets.

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

Covered positions. We monitor the market risk of our covered positions, which includes all of our trading positions as well as all foreign exchange and commodity positions, regardless of whether the position is in a trading account. All positions in the trading account are recorded at fair value, and changes in fair value are reflected in our consolidated statements of income. Information regarding our fair value policies, procedures, and methodologies is provided in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Fair Value Measurements” on page 110 of our 2016 Form 10-K and Note 6 (“Fair Value Measurements”) in this report. Instruments that are used to hedge nontrading activities, such as bank-issued debt and loan portfolios, equity positions that are not actively traded, and securities financing activities, do not meet the definition of a covered position. The MRM is responsible for identifying our portfolios as either covered or noncovered. The Covered Position Working Group develops the final list of covered positions, and a summary is provided to the Market Risk Committee.

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

•
Credit derivatives generally include credit default swap indices, which are used to manage the credit risk exposure associated with anticipated sales of certain commercial real estate loans. The transactions within the credit derivatives portfolio result in exposure to counterparty credit risk and market risk.

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

Actual losses for the total covered positions did not exceed aggregate daily VaR on any day during the quarters ended March 31, 2017, and March 31, 2016. The MRM backtests our VaR model on a daily basis to evaluate its predictive power. The test compares VaR model results at the 99% confidence level to daily held profit and loss. Results of backtesting are provided to the Market Risk Committee. Backtesting exceptions occur when trading losses exceed VaR. We do not engage in correlation trading, or utilize the internal model approach for measuring default and credit migration risk. Our net VaR approach incorporates diversification, but our VaR calculation does not include the impact of counterparty risk and our own credit spreads on derivatives.

The aggregate VaR at the 99% confidence level for all covered positions was $2 million at March 31, 2017, and $1 million at March 31, 2016. The increase in aggregate VaR was primarily due to the increased exposure in our fixed income and CMBS portfolios. Figure 27 summarizes our VaR at the 99% confidence level for significant portfolios of covered positions for the three months ended March 31, 2017, and March 31, 2016. During these periods, none of our significant portfolios daily trading VaR numbers exceeded their VaR limits or stress VaR limits.

Figure 27. VaR for Significant Portfolios of Covered Positions

	2017				2016
	Three months ended March 31,				Three months ended March 31,
in millions	High	Low	Mean	March 31,	High	Low	Mean	March 31,
Trading account assets:
Fixed income	$1.4	$.7	$1.1	$1.2	$.9	$.4	$.6	$.7
Derivatives:
Interest rate	$.2	.1	$.1	$.1	$.1	—	$.1	$.1
Credit	.6	$.1	.2	.6	.5	$—	.3	.1

Stressed VaR is calculated using our general VaR results at the 99% confidence level and applying certain assumptions. The aggregate stressed VaR for all covered positions was $4.5 million at March 31, 2017, and $2.4 million at March 31, 2016. Figure 28 summarizes our stressed VaR for significant portfolios of covered positions for the three months ended March 31, 2017, and March 31, 2016, as used for market risk capital charge calculation purposes.

Figure 28. Stressed VaR for Significant Portfolios of Covered Positions

	2017				2016
	Three months ended March 31,				Three months ended March 31,
in millions	High	Low	Mean	March 31,	High	Low	Mean	March 31,
Trading account assets:
Fixed income	$3.8	$1.9	$2.6	$2.6	$1.8	$.8	$1.4	$1.4
Derivatives:
Interest rate	$.3	$.1	$.2	$.2	$.2	$.1	$.1	$.2
Credit	1.2	.1	.4	1.1	2.6	.1	1.4	.2

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

•
Reprice risk is the exposure to changes in the level of interest rates and occurs when the volume of interest-bearing liabilities and the volume of interest-earning assets they fund (e.g., deposits used to fund loans) do not mature or reprice at the same time.

•
Basis risk is the exposure to asymmetrical changes in interest rate indices and occurs when floating-rate assets and floating-rate liabilities reprice at the same time, but in response to different market factors or indices.

•
Yield curve risk is the exposure to nonparallel changes in the slope of the yield curve (where the yield curve depicts the relationship between the yield on a particular type of security and its term to maturity) and occurs when interest-bearing liabilities and the interest-earning assets that they fund do not price or reprice to the same term point on the yield curve.

•
Option risk is the exposure to a customer or counterparty’s ability to take advantage of the interest rate environment and terminate or reprice one of our assets, liabilities, or off-balance sheet instruments prior to contractual maturity without a penalty. Option risk occurs when exposures to customer and counterparty early withdrawals or prepayments are not mitigated with an offsetting position or appropriate compensation.

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

Net interest income simulation analysis. The primary tool we use to measure our interest rate risk is simulation analysis. For purposes of this analysis, we estimate our net interest income based on the current and projected composition of our on- and off-balance sheet positions, accounting for recent and anticipated trends in customer activity. The analysis also incorporates assumptions for the current and projected interest rate environments, and balance sheet growth projections based on a most likely macroeconomic view. While simulation modeling assumes that residual risk exposures are managed within the risk appetite and Board approved policy limits, the results also reflect management’s desired interest rate risk positioning. Achieving the current modeled position typically requires purchases of investment securities to replace security cash flows and the execution of new interest rate swaps to replace maturing interest rate swaps. The simulation model estimates the amount of net interest income at risk by simulating the change in net interest income that would occur if interest rates were to gradually increase or decrease over the next 12 months. Our standard rate scenarios encompass a gradual, parallel increase or decrease of 200 basis points, but due to the low interest rate environment, we have modified the standard decrease scenario to a gradual, parallel decrease of 100 basis points over six months with no change over the following six months. After calculating the amount of net interest income at risk to interest rate changes, we compare that amount with the base case of an unchanged interest rate environment.

Figure 29 presents the results of the simulation analysis at March 31, 2017, and March 31, 2016. At March 31, 2017, our simulated impact to changes in interest rates was modestly asset-sensitive. Tolerance levels for risk management require the development of remediation plans to maintain residual risk within tolerance if simulation modeling demonstrates that a gradual, parallel 200 basis point increase or 100 basis point decrease in interest rates over the next 12 months would adversely affect net interest income over the same period by more than 5.5%. In March 2017, the Federal Reserve increased the range for the

Federal Funds Target Rate, which led to an increase in the magnitude of the declining rate scenario to 100 basis points. As a result of the change, our modeled exposure to declining rates increased. The modeled exposure depends on the relationships of interest rates on our interest earning assets and interest bearing liabilities. As shown in Figure 29, we are operating within these levels as of March 31, 2017.

Figure 29. Simulated Change in Net Interest Income

March 31, 2017
Basis point change assumption (short-term rates)	-100	+200
Tolerance level	-5.50%	-5.50%
Interest rate risk assessment	-4.03%	1.05%
March 31, 2016
Basis point change assumption (short-term rates)	-50	+200
Tolerance level	-4.00%	-4.00%
Interest rate risk assessment	-3.19%	2.23%

Simulation analysis produces a sophisticated estimate of interest rate exposure based on judgments related to assumptions input into the model. We tailor certain assumptions to the specific interest rate environment and yield curve shape being modeled, and validate those assumptions on a regular basis. However, actual results may differ from those derived in simulation analysis due to unanticipated changes to the balance sheet composition, customer behavior, product pricing, market interest rates, changes in management’s desired interest rate risk positioning, investment, funding and hedging activities, and repercussions from unanticipated or unknown events.

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

The results of additional assessments indicate that net interest income could increase or decrease from the base simulation results presented in Figure 29. Net interest income is highly dependent on the timing, magnitude, frequency, and path of interest rate increases and the associated assumptions for deposit repricing relationships, lending spreads, and the balance behavior of transaction accounts. The modeling is sensitive to the volume of fixed-rate assets and liabilities incorporated. The modeling currently assumes approximately $23.5 billion of investment security purchases and swap executions over the next three years. For every immediate reduction in fixed-rate assets of $1 billion, the modeled benefit to rising rates would increase by approximately 30 basis points. The low level of interest rates increases the uncertainty of assumptions for deposit balance behavior and deposit repricing relationships to market interest rates. Our historical deposit repricing betas in the last rising rate cycle ranged between 50% and 60% for interest-bearing deposits, and we continue to make similar assumptions in our modeling, with the modeled betas varying by customer segment and product type. Recent deposit repricing has been lower than our modeled assumptions. In the modeling, if the deposit beta for the first 25 basis point increase in the Federal Funds Target Rate was zero, then returned to the standard modeled betas for the next 175 basis points of rate increases, our modeled asset sensitive benefit would increase by approximately 200 basis points. The sensitivity testing of assumptions supports our confidence that actual results are likely to be within 100 basis points of modeled results.

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

Economic value of equity modeling. EVE complements net interest income simulation analysis as it estimates risk exposure beyond 12-, 24-, and 36-month horizons. EVE modeling measures the extent to which the economic values of assets, liabilities and off-balance sheet instruments may change in response to fluctuations in interest rates. EVE is calculated by subjecting the balance sheet to an immediate 200 basis point increase or decrease in interest rates, measuring the resulting change in the values of assets, liabilities, and off-balance sheet instruments, and comparing those amounts with the base case of the current interest rate environment. Because the calculation of EVE under an immediate 200 basis point decrease in interest rates in the current low rate environment results in certain interest rates declining to zero and a less than 200 basis point decrease in certain yield curve term points, we have modified the standard declining rate scenario to an immediate 100 basis point decrease. This analysis is highly dependent upon assumptions applied to assets and liabilities with non-contractual maturities. Those assumptions are based on historical behaviors, as well as our expectations. We develop remediation plans that would maintain residual risk within tolerance if this analysis indicates that our EVE will decrease by more than 15% in response to an immediate increase or decrease in interest rates. We are operating within these guidelines as of March 31, 2017.

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

Figure 30. Portfolio Swaps by Interest Rate Risk Management Strategy

	March 31, 2017
				Weighted-Average			March 31, 2016
dollars in millions	Notional Amount	Fair Value		Maturity (Years)	Receive Rate	Pay Rate	Notional Amount	Fair Value
Receive fixed/pay variable — conventional A/LM (a)	$16,150	$(84)		1.9	1.1%	.8%	$13,530	$115
Receive fixed/pay variable — conventional debt	8,616	59		3.0	1.6	.9	7,491	303
Pay fixed/receive variable — conventional debt	50	(6)		11.3	1.0	3.6	50	(10)
Total portfolio swaps	$24,816	$(31)	(b), (c)	2.3	1.3%	.9%	$21,071	$408	(b)

(a)	Portfolio swaps designated as A/LM are used to manage interest rate risk tied to both assets and liabilities.

(b)	Excludes accrued interest of $109 million and $45 million at March 31, 2017, and March 31, 2016, respectively.

(c)	Excludes variation margin payments for CME-cleared trades of $58 million at March 31, 2017.

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

The management of consolidated liquidity risk is centralized within Corporate Treasury. Oversight and governance is provided by the Board, the ERM Committee, the ALCO, and the Chief Risk Officer. The Asset Liability Management Policy provides the framework for the oversight and management of liquidity risk and is administered by the ALCO. The MRM, as the Second Line of Defense, provides additional oversight. Our current liquidity risk management practices are in compliance with the Federal Reserve’s Enhanced Prudential Standards and the OCC’s Heightened Standards for Large Insured National Banks.

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

Our credit ratings at March 31, 2017, are shown in Figure 31. We believe these credit ratings, under normal conditions in the capital markets, would enable KeyCorp or KeyBank to issue fixed income securities to investors.

Figure 31. Credit Ratings

March 31, 2017	Short-Term Borrowings	Long-Term Deposits	Senior Long-Term Debt	Subordinated Long-Term Debt	Capital Securities	Preferred Stock
KEYCORP (THE PARENT COMPANY)
Standard & Poor’s	A-2	N/A	BBB+	BBB	BB+	BB+
Moody’s	P-2	N/A	Baa1	Baa1	Baa2	Baa3
Fitch Ratings, Inc.	F1	N/A	A-	BBB+	BB+	BB
DBRS, Inc.	R-2(high)	N/A	BBB(high)	BBB	BBB	BB(high)

KEYBANK
Standard & Poor’s	A-2	N/A	A-	BBB+	N/A	N/A
Moody’s	P-1	Aa3	A3	Baa1	N/A	N/A
Fitch Ratings, Inc.	F1	A	A-	BBB+	N/A	N/A
DBRS, Inc.	R-1(low)	A(low)	A(low)	BBB(high)	N/A	N/A

Managing liquidity risk

Most of our liquidity risk is derived from our lending activities, which inherently place funds into illiquid assets. Liquidity risk is also derived from our deposit gathering activities and the ability of our customers to withdraw funds that do not have a stated maturity or to withdraw funds before their contractual maturity. The assessments of liquidity risk are measured under the assumption of normal operating conditions as well as under a stressed environment. We manage these exposures in accordance with our risk appetite, and within Board-approved policy limits.

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

We maintain a Contingency Funding Plan that outlines the process for addressing a liquidity crisis. The plan provides for an evaluation of funding sources under various market conditions. It also assigns specific roles and responsibilities for managing liquidity through a problem period. As part of the plan, we maintain on-balance sheet liquid reserves referred to as our liquid asset portfolio, which consists of high quality liquid assets. During a problem period, that reserve could be used as a source of funding to provide time to develop and execute a longer-term strategy. The liquid asset portfolio at March 31, 2017, totaled $22.2 billion, consisting of $19.6 billion of unpledged securities, $383 million of securities available for secured funding at the FHLB, and $2.2 billion of net balances of federal funds sold and balances in our Federal Reserve account. The liquid asset portfolio can fluctuate due to excess liquidity, heightened risk, or prefunding of expected outflows, such as debt maturities. Additionally, as of March 31, 2017, our unused borrowing capacity secured by loan collateral was $23.5 billion at the Federal Reserve Bank of Cleveland and $6.2 billion at the FHLB. During the first quarter of 2017, Key’s outstanding FHLB of Cincinnati advances were reduced by $1 million due to repayments.

Final U.S. liquidity coverage ratio

Under the Liquidity Coverage Rules, we are required to calculate the Modified LCR for Key. For the first quarter of 2017, our Modified LCR was above 100%. In the future, we may change the composition of our investment portfolio, increase the size of the overall investment portfolio, and modify product offerings to enhance or optimize our liquidity position.

Additional information about the LCR is included in the “Supervision and regulation” section under the heading “Liquidity requirements” in Item 2 of this report.

Long-term liquidity strategy

Our long-term liquidity strategy is to be predominantly funded by core deposits. However, we may use wholesale funds to sustain an adequate liquid asset portfolio, meet daily cash demands, and allow management flexibility to execute business initiatives. Key’s client-based relationship strategy provides for a strong core deposit base that, in conjunction with intermediate and long-term wholesale funds managed to a diversified maturity structure and investor base, supports our liquidity risk management strategy. We use the loan-to-deposit ratio as a metric to monitor these strategies. Our target loan-to-deposit ratio is 90-100% (at March 31, 2017, our loan-to-deposit ratio was 86%) which we calculate as total loans, loans held for sale, and nonsecuritized discontinued loans, divided by domestic deposits.

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

Liquidity programs

We have several liquidity programs, which are described in Note 19 (“Long-Term Debt”) beginning on page 191 of our 2016 Form 10-K, that are designed to enable KeyCorp and KeyBank to raise funds in the public and private debt markets. The proceeds from most of these programs can be used for general corporate purposes, including acquisitions. These liquidity programs are reviewed from time to time by the Board and are renewed and replaced as necessary. There are no restrictive financial covenants in any of these programs.

Liquidity for KeyCorp

The primary source of liquidity for KeyCorp is from subsidiary dividends, primarily from KeyBank. KeyCorp has sufficient liquidity when it can service its debt, support customary corporate operations and activities (including acquisitions), support occasional guarantees of subsidiaries’ obligations in transactions with third parties at a reasonable cost, in a timely manner, and without adverse consequences, and pay dividends to shareholders.

We use a parent cash coverage months metric as the primary measure to assess parent company liquidity. The parent cash coverage months metric measures the months into the future where projected obligations can be met with the current amount of liquidity. KeyCorp generally issues term debt to supplement dividends from KeyBank to manage our liquidity position at or above our targeted levels. The parent company generally maintains cash in an amount sufficient to meet projected debt maturities over at least the next 24 months. At March 31, 2017, KeyCorp held $2.3 billion in cash, which we projected to be sufficient to meet our projected obligations, including the repayment of our maturing debt obligations for the periods prescribed by our risk tolerance.

Typically, KeyCorp meets its liquidity requirements through regular dividends from KeyBank and other non-bank subsidiaries, supplemented with term debt. Federal banking law limits the amount of capital distributions that a bank can make to its holding company without prior regulatory approval. A national bank’s dividend-paying capacity is affected by several factors, including net profits (as defined by statute) for the two previous calendar years and for the current year, up to the date of dividend declaration. During the first quarter of 2017, KeyBank paid $125 million in dividends to KeyCorp. As of March 31, 2017, KeyBank had regulatory capacity to pay $435 million in dividends to KeyCorp without prior regulatory approval.

Our liquidity position and recent activity

Over the past quarter, our liquid asset portfolio, which includes overnight and short-term investments, as well as unencumbered, high quality liquid securities held as protection against a range of potential liquidity stress scenarios, has decreased as a result of a decrease in unpledged securities. The liquid asset portfolio continues to exceed the amount that we estimate would be necessary to manage through an adverse liquidity event by providing sufficient time to develop and execute a longer-term solution.

From time to time, KeyCorp or KeyBank may seek to retire, repurchase, or exchange outstanding debt, capital securities, preferred shares, or Common Shares through cash purchase, privately negotiated transactions or other means. Additional information on repurchases of Common Shares by KeyCorp is included in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this report and in Part II, Item 5. “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” on page 28 of our 2016 Form 10-K. Such transactions depend on prevailing market conditions, our liquidity and capital requirements, contractual restrictions, regulatory requirements, and other factors. The amounts involved may be material, individually or collectively.

We generate cash flows from operations and from investing and financing activities. We have approximately $171 million of cash, cash equivalents, and short-term investments in international tax jurisdictions as of March 31, 2017. As we consider alternative long-term strategic and liquidity plans, opportunities to repatriate these amounts would result in approximately $3 million in taxes to be paid. We have included the appropriate amount as a deferred tax liability at March 31, 2017.

The Consolidated Statements of Cash Flows summarize our sources and uses of cash by type of activity for the three-month periods ended March 31, 2017, and March 31, 2016.

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

Our credit risk management team and individuals within our lines of business to whom credit risk management has delegated authority are responsible for credit approval. Individuals with assigned credit authority are authorized to grant exceptions to credit policies. It is not unusual to make exceptions to established policies when mitigating circumstances dictate, however, a corporate tolerance has been established to keep exceptions at an acceptable level based upon portfolio and economic considerations.

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

We maintain an active concentration management program to monitor concentration risk in our credit portfolios. For aggregate credit relationships, we employ a sliding scale of exposure, known as hold limits, which is dictated by the type of loan and strength of the borrower. Our legal lending limit is approximately $2.1 billion. However, internal hold limits generally restrict the largest exposures to less than 20% of that amount. As of March 31, 2017, we had seven client relationships with loan commitments net of credit default swaps of more than $200 million. The average amount outstanding on these seven individual net obligor commitments was $72 million at March 31, 2017. In general, our philosophy is to maintain a diverse portfolio with regard to credit exposures.

We actively manage the overall loan portfolio in a manner consistent with asset quality objectives and concentration risk tolerances to mitigate excess portfolio credit risk. We utilize credit default swaps on a limited basis to transfer a portion of the credit risk associated with a particular extension of credit to a third party. At March 31, 2017, we used credit default swaps with a notional amount of $191 million to manage the credit risk associated with specific commercial lending obligations. We may also sell credit derivatives — primarily single name credit default swaps — to offset our purchased credit default swap position prior to maturity. At March 31, 2017, we did not have any sold credit default swaps outstanding.

Credit default swaps are recorded on the balance sheet at fair value. Related gains or losses, as well as the premium paid or received for credit protection, are included in the “corporate services income” and “other income” components of noninterest income.

Allowance for loan and lease losses

At March 31, 2017, the ALLL was $870 million, or 1.01% of period-end loans, compared to $858 million, or 1.00%, at December 31, 2016. The allowance includes $39 million that was specifically allocated for impaired loans of $469 million at March 31, 2017, compared to $37 million that was specifically allocated for impaired loans of $501 million at December 31, 2016. For more information about impaired loans, see Note 5 (“Asset Quality”). At March 31, 2017, the ALLL was 151.8% of nonperforming loans, compared to 137.3% at December 31, 2016.

Selected asset quality statistics for each of the past five quarters are presented in Figure 32. The factors that drive these statistics are discussed in the remainder of this section.

Figure 32. Selected Asset Quality Statistics from Continuing Operations

	2017	2016
dollars in millions	First	Fourth	Third	Second	First
Net loan charge-offs	$58	$72	$44	$43	$46
Net loan charge-offs to average total loans	.27%	.34%	.23%	.28%	.31%
Allowance for loan and lease losses	$870	$858	$865	$854	$826
Allowance for credit losses (a)	918	913	918	904	895
Allowance for loan and lease losses to period-end loans	1.01%	1.00%	1.01%	1.38%	1.37%
Allowance for credit losses to period-end loans	1.07	1.06	1.07	1.46	1.48
Allowance for loan and lease losses to nonperforming loans (b)	151.8	137.3	119.6	138.0	122.2
Allowance for credit losses to nonperforming loans (b)	160.2	146.1	127.0	146.0	132.4
Nonperforming loans at period end (b)	$573	$625	$723	$619	$676
Nonperforming assets at period end (b)	623	676	760	637	692
Nonperforming loans to period-end portfolio loans (b)	.67%	.73%	.85%	1.00%	1.12%
Nonperforming assets to period-end portfolio loans plus OREO and other nonperforming assets (b)	.72	.79	.89	1.03	1.14

(a)	Includes the ALLL plus the liability for credit losses on lending-related unfunded commitments.

(b)
Nonperforming loan balances exclude $812 million, $865 million, $959 million, $11 million, and $11 million of PCI loans at March 31, 2017, December 31, 2016, September 30, 2016, June 30, 2016, and March 31, 2016, respectively.

We estimate the appropriate level of the ALLL on at least a quarterly basis. The methodology used is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” beginning on page 109 of our 2016 Form 10-K. Briefly, our allowance applies expected loss rates to existing loans with similar risk characteristics. We exercise judgment to assess any adjustment to the expected loss rates for the impact of factors such as changes in economic conditions, lending policies including underwriting standards, and the level of credit risk associated with specific industries and markets.

For all commercial and consumer loan TDRs, regardless of size, as well as impaired commercial loans with an outstanding balance of $2.5 million or greater, we conduct further analysis to determine the probable loss content and assign a specific allowance to the loan. We estimate the extent of the individual impairment for commercial loans and TDRs by comparing the recorded investment of the loan with the estimated present value of its future cash flows, the fair value of its underlying collateral, or the loan’s observable market price. Secured consumer loan TDRs that are discharged through Chapter 7 bankruptcy and not formally re-affirmed are adjusted to reflect the fair value of the underlying collateral, less costs to sell.

Other consumer loan TDRs are combined in homogenous pools and assigned a specific allocation based on the estimated present value of future cash flows using the effective interest rate. A specific allowance also may be assigned — even when sources of repayment appear sufficient — if we remain uncertain about whether the loan will be repaid in full. On at least a quarterly basis, we evaluate the appropriateness of our loss estimation methods to reduce differences between estimated incurred losses and actual losses. The ALLL at March 31, 2017, represents our best estimate of the probable credit losses inherent in the loan portfolio at that date.

As shown in Figure 33, our ALLL from continuing operations increased by $12 million, or 1.4%, from December 31, 2016. Our allowance applies expected loss rates to our existing loans with similar risk characteristics as well as any adjustments to reflect our current assessment of qualitative factors, such as changes in economic conditions, underwriting standards, and concentrations of credit. Our commercial ALLL increased by $11 million, or 1.5%, from December 31, 2016, primarily because of loan growth in certain segments of the commercial loan portfolio as well as credit quality migration. Our consumer ALLL increased from December 31, 2016. Our consumer ALLL increased by $1 million, or .7%, from December 31, 2016, reflecting a provision in excess of net loan charge-offs of $1 million.

Our liability for credit losses on lending-related commitments decreased by $7 million from December 31, 2016, to $48 million at March 31, 2017. When combined with our ALLL, our total allowance for credit losses represented 1.07% of period-end loans at March 31, 2017, compared to 1.06% at December 31, 2016.

Figure 33. Allocation of the Allowance for Loan Lease Losses

	March 31, 2017			December 31, 2016
dollars in millions	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans
Commercial and industrial	$512	58.9%	46.6%	$508	59.2%	46.2%
Commercial real estate:
Commercial mortgage	146	16.8	17.7	144	16.8	17.6
Construction	29	3.3	2.6	22	2.6	2.7
Total commercial real estate loans	175	20.1	20.3	166	19.4	20.3
Commercial lease financing	40	4.6	5.4	42	4.9	5.4
Total commercial loans	727	83.6	72.3	716	83.5	71.9
Real estate — residential mortgage	18	2.1	6.4	17	2.0	6.5
Home equity loans	53	6.1	14.6	54	6.3	14.7
Consumer direct loans	24	2.7	2.0	24	2.8	2.1
Credit cards	38	4.4	1.2	38	4.4	1.3
Consumer indirect loans	10	1.1	3.5	9	1.0	3.5
Total consumer loans	143	16.4	27.7	142	16.5	28.1
Total loans (a)	$870	100.0%	100.0%	$858	100.0%	100.0%

(a)
Excludes allocations of the ALLL related to the discontinued operations of the education lending business in the amount of $23 million, and $24 million at March 31, 2017, and December 31, 2016, respectively.

Our provision for credit losses was $63 million for the first quarter of 2017, compared to $89 million for the first quarter of 2016. Compared to the first three months of 2016, oil and gas prices have stabilized, leading to improved credit quality metrics. We continue to reduce our exposure in our higher-risk businesses, including the residential properties portion of our construction loan portfolio, marine/RV financing, and other selected leasing portfolios through the sale of certain loans, payments from borrowers, or net loan charge-offs.

Net loan charge-offs

Net loan charge-offs for the first quarter of 2017 totaled $58 million, or .27% of average loans, compared to net loan charge-offs of $46 million, or .31%, for the same period last year. Figure 34 shows the trend in our net loan charge-offs by loan type, while the composition of loan charge-offs and recoveries by type of loan is presented in Figure 35.

Over the past 12 months, net loan charge-offs increased $12 million. This increase is attributable to growth in our loan portfolio and lower levels of recoveries coupled with high levels of charge-offs over the same period.

Figure 34. Net Loan Charge-offs from Continuing Operations (a)

	2017	2016
dollars in millions	First	Fourth	Third	Second	First
Commercial and industrial	$27	$37	$15	$32	$23
Real estate — Commercial mortgage	—	2	(1)	(4)	(1)
Real estate — Construction	(1)	—	8	—	(1)
Commercial lease financing	5	—	5	1	3
Total commercial loans	31	39	27	29	24
Real estate — Residential mortgage	(4)	2	—	1	—
Home equity loans	5	4	2	3	7
Consumer direct loans	9	8	5	4	5
Credit cards	10	9	8	7	7
Consumer indirect loans	7	10	2	(1)	3
Total consumer loans	27	33	17	14	22
Total net loan charge-offs	$58	$72	$44	$43	$46
Net loan charge-offs to average loans	.27%	.34%	.23%	.28%	.31%
Net loan charge-offs from discontinued operations — education lending business	$4	$4	$3	$4	$6

(a)	Credit amounts indicate that recoveries exceeded charge-offs.

Figure 35. Summary of Loan and Lease Loss Experience from Continuing Operations

	Three months ended March 31,
dollars in millions	2017	2016
Average loans outstanding	$86,133	$60,156
Allowance for loan and lease losses at beginning of period	$858	$796
Loans charged off:
Commercial and industrial	32	26

Real estate — commercial mortgage	—	1
Real estate — construction	—	—
Total commercial real estate loans (a)	—	1
Commercial lease financing	7	3
Total commercial loans (b)	39	30
Real estate — residential mortgage	(2)	2
Home equity loans	8	10
Consumer direct loans	10	6
Credit cards	11	8
Consumer indirect loans	11	4
Total consumer loans	38	30
Total loans charged off	77	60
Recoveries:
Commercial and industrial	5	3

Real estate — commercial mortgage	—	2
Real estate — construction	1	1
Total commercial real estate loans (a)	1	3
Commercial lease financing	2	—
Total commercial loans (b)	8	6
Real estate — residential mortgage	2	2
Home equity loans	3	3
Consumer direct loans	1	1
Credit cards	1	1
Consumer indirect loans	4	1
Total consumer loans	11	8
Total recoveries	19	14
Net loan charge-offs	(58)	(46)
Provision (credit) for loan and lease losses	70	76
Allowance for loan and lease losses at end of period	$870	$826
Liability for credit losses on lending-related commitments at beginning of period	$55	$56
Provision (credit) for losses on lending-related commitments	(7)	13
Liability for credit losses on lending-related commitments at end of period (c)	$48	$69
Total allowance for credit losses at end of period	$918	$895
Net loan charge-offs to average total loans	.27%	.31%
Allowance for loan and lease losses to period-end loans	1.01	1.37
Allowance for credit losses to period-end loans	1.07	1.48
Allowance for loan and lease losses to nonperforming loans	151.8	122.2
Allowance for credit losses to nonperforming loans	160.2	132.4

Discontinued operations — education lending business:
Loans charged off	$6	$9
Recoveries	2	3
Net loan charge-offs	$(4)	$(6)

(a)
See Figure 18 entitled “Commercial Real Estate Loans” and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial real estate loan portfolio.

(b)	See Figure 17 entitled “Commercial Loans by Industry” and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial loan portfolio.

(c)	Included in “accrued expense and other liabilities” on the balance sheet.

Nonperforming assets

Figure 36 shows the composition of our nonperforming assets. These assets totaled $623 million at March 31, 2017, and represented .72% of period-end portfolio loans, OREO, and other nonperforming assets, compared to $676 million, or .79%, at December 31, 2016. See Note 1 (“Summary of Significant Accounting Policies”) under the headings “Nonperforming Loans,” “Impaired Loans,” and “Allowance for Loan and Lease Losses” beginning on page 108 of our 2016 Form 10-K for a summary of our nonaccrual and charge-off policies.

Figure 36. Summary of Nonperforming Assets and Past Due Loans from Continuing Operations

dollars in millions	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Commercial and industrial	$258	$297	$335	$321	$380
Real estate — commercial mortgage	32	26	32	14	16
Real estate — construction	2	3	17	25	12
Total commercial real estate loans (a)	34	29	49	39	28
Commercial lease financing	5	8	13	10	11
Total commercial loans (b)	297	334	397	370	419
Real estate — residential mortgage	54	56	72	54	59
Home equity loans	207	223	225	189	191
Consumer direct loans	3	6	2	1	1
Credit cards	3	2	3	2	2
Consumer indirect loans	9	4	24	3	4
Total consumer loans	276	291	326	249	257
Total nonperforming loans (c)	573	625	723	619	676
OREO	49	51	35	15	14
Other nonperforming assets	1	—	2	3	2
Total nonperforming assets (c)	$623	$676	$760	$637	$692
Accruing loans past due 90 days or more	$79	$87	$49	$70	$70
Accruing loans past due 30 through 89 days	312	404	317	203	237
Restructured loans — accruing and nonaccruing (d)	302	280	304	277	283
Restructured loans included in nonperforming loans (d)	161	141	149	133	151
Nonperforming assets from discontinued operations — education lending business	4	5	5	5	6
Nonperforming loans to period-end portfolio loans (c)	.67%	.73%	.85%	1.00%	1.12%
Nonperforming assets to period-end portfolio loans plus OREO and other nonperforming assets (c)	.72	.79	.89	1.03	1.14

(a)	See Figure 18 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial real estate loan portfolio.

(b)	See Figure 17 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial loan portfolio.

(c)
Nonperforming loan balances exclude $812 million, $865 million, $959 million, $11 million, and $11 million of PCI loans at March 31, 2017, December 31, 2016, September, 30 2016, June 30, 2016, and March 31, 2016, respectively.

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

As shown in Figure 36, nonperforming assets at March 31, 2017, decreased $53 million from December 31, 2016. This decrease was reflected in both our commercial and consumer loan portfolios.

Figure 37 shows the types of activity that caused the change in our nonperforming loan balance during each of the last five quarters.

Figure 37. Summary of Changes in Nonperforming Loans from Continuing Operations

	2017	2016
in millions	First	Fourth	Third	Second	First
Balance at beginning of period	$625	$723	$619	$676	$387
Loans placed on nonaccrual status	218	170	78	124	406
Nonperforming loans acquired from First Niagara	—	(31)	150	—	—
Charge-offs	(77)	(81)	(53)	(64)	(60)
Loans sold	(8)	(9)	—	—	(11)
Payments	(59)	(30)	(32)	(75)	(8)
Transfers to OREO	(11)	(21)	(5)	(6)	(4)
Transfers to other nonperforming assets	—	—	—	—	—
Loans returned to accrual status	(115)	(96)	(34)	(36)	(34)
Balance at end of period (a)	$573	$625	$723	$619	$676

(a)
Nonperforming loan balances exclude $812 million, $865 million, $959 million, $11 million, and $11 million of PCI loans at March 31, 2017, December 31, 2016, September, 30 2016, June 30, 2016, and March 31, 2016, respectively.

Figure 38 shows the factors that contributed to the change in our OREO during each of the last five quarters.

Figure 38. Summary of Changes in Other Real Estate Owned, Net of Allowance, from Continuing Operations

	2017	2016
in millions	First	Fourth	Third	Second	First
Balance at beginning of period	$51	$35	$15	$14	$14
Properties acquired — First Niagara	—	—	19	—	—
Properties acquired — nonperforming loans	11	21	5	6	4
Valuation adjustments	(2)	(2)	(2)	(2)	(1)
Properties sold	(11)	(3)	(2)	(3)	(3)
Balance at end of period	$49	$51	$35	$15	$14

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

Critical Accounting Policies and Estimates

Our business is dynamic and complex. Consequently, we must exercise judgment in choosing and applying accounting policies and methodologies. These choices are critical – not only are they necessary to comply with GAAP, they also reflect our view of the appropriate way to record and report our overall financial performance. All accounting policies are important, and all policies described in Note 1 (“Summary of Significant Accounting Policies”) beginning on page 106 of our 2016 Form 10-K should be reviewed for a greater understanding of how we record and report our financial performance.

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

We rely heavily on the use of judgment, assumptions, and estimates to make a number of core decisions, including accounting for the ALLL; contingent liabilities, guarantees and income taxes; derivatives and related hedging activities; and assets and liabilities that involve valuation methodologies. In addition, we may employ outside valuation experts to assist us in determining fair values of certain assets and liabilities. A brief discussion of each of these areas appears on pages 92 through 95 of our 2016 Form 10-K.

At March 31, 2017, $20.2 billion, or 15%, of our total assets were measured at fair value on a recurring basis. Approximately 99% of these assets, before netting adjustments, were classified as Level 1 or Level 2 within the fair value hierarchy. At March 31, 2017, $1.2 billion, or 1%, of our total liabilities were measured at fair value on a recurring basis. All of these liabilities were classified as Level 1 or Level 2.

At March 31, 2017, $18 million, or less than 1% of our total assets were measured at fair value on a nonrecurring basis. All of these assets were classified as Level 3. At March 31, 2017, there were no liabilities measured at fair value on a nonrecurring basis.

During the first three months of 2017, we did not significantly alter the manner in which we applied our critical accounting policies or developed related assumptions and estimates.

European Sovereign and Nonsovereign Debt Exposures

Our total European sovereign and Nonsovereign debt exposure is presented in Figure 39.

Figure 39. European Sovereign and Nonsovereign Debt Exposures

March 31, 2017	Short-and Long- Term Commercial Total (a)	Foreign Exchange and Derivatives with Collateral (b)	Net Exposure
in millions
France:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	$(1)	$(1)
Nonsovereign non-financial institutions	$9	—	9
Total	9	(1)	8
Germany:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	—	—
Nonsovereign non-financial institutions	179	—	179
Total	179	—	179
Italy:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	—	—
Nonsovereign non-financial institutions	16	—	16
Total	16	—	16
Netherlands:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	—	—
Nonsovereign non-financial institutions	6	—	6
Total	6	—	6
Spain:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	—	—
Nonsovereign non-financial institutions	8	—	8
Total	8	—	8
Switzerland:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	(2)	(2)
Nonsovereign non-financial institutions	59	—	59
Total	59	(2)	57
United Kingdom:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	189	189
Nonsovereign non-financial institutions	65	—	65
Total	65	189	254
Other Europe: (c)
Sovereigns	—	—	—
Nonsovereign financial institutions	—	—	—
Nonsovereign non-financial institutions	62	—	62
Total	62	—	62
Total Europe:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	186	186
Nonsovereign non-financial institutions	404	—	404
Total	$404	$186	$590

(a)	Represents our outstanding leases.

(b)
Represents contracts to hedge our balance sheet asset and liability needs, and to accommodate our clients’ trading and/or hedging needs. Our derivative mark-to-market exposures are calculated and reported on a daily basis. These exposures are largely covered by cash or highly marketable securities collateral with daily collateral calls.

(c)
Other Europe consists of the following countries: Austria, Belarus, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Finland, Greece, Hungary, Iceland, Ireland, Lithuania, Luxembourg, Malta, Norway, Poland, Portugal, Romania, Russia, Slovakia, Slovenia, Sweden, and Ukraine. 100% of our current exposure in Other Europe is in Belgium, Finland, and Sweden.

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

For a discussion of certain risk factors affecting us, see the section titled “Supervision and Regulation” in Part I, Item 1. Business, on pages 8-18 of our 2016 Form 10-K; Part I, Item 1A. Risk Factors, on pages 18-27 of our 2016 Form 10-K; the section titled “Supervision and regulation” in this Form 10-Q; and our disclosure regarding forward-looking statements in this Form 10-Q.

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

In April 2016, we submitted to the Federal Reserve and provided to the OCC our 2016 capital plan under the annual CCAR process. On June 29, 2016, the Federal Reserve announced that it did not object to our 2016 capital plan. Share repurchases of up to $350 million were included in the 2016 capital plan, which is effective through the second quarter of 2017. We completed $160 million of Common Share repurchases, including $107 million of Common Share repurchases in the open market and $53 million of Common Share repurchases related to employee equity compensation programs in the first quarter of 2017 under this authorization. The following table summarizes our repurchases of our common shares for the three months ended March 31, 2017.

Calendar month	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased as part of publicly announced plans or programs (b)
January	2,093,363	$18.10	1,963,820	16,381,019
February	6,534,315	18.53	3,880,430	9,232,758
March	45,469	20.37	—	9,694,757
Total	8,673,147	$18.43	5,844,250

(a)	Includes common shares deemed surrendered by employees in connection with our stock compensation and benefit plans to satisfy tax obligations.

(b)
Calculated using the remaining general repurchase amount divided by the closing price of KeyCorp common shares as follows: on January 31, 2017, at $17.97; on February 28, 2017, at $18.77; and on March 31, 2017, at $17.78.

Item 6. Exhibits

12	Computation of Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

15	Acknowledgment of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
The following materials from KeyCorp’s Form 10-Q Report for the quarterly period ended March 31, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income; (iii) the Consolidated Statements of Changes in Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

*	Furnished herewith.

Information Available on Website

KeyCorp makes available free of charge on its website, www.key.com, its 2016 Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports as soon as reasonably practicable after KeyCorp electronically files such material with, or furnishes it to, the SEC. We also make available a summary of filings made with the SEC of statements of beneficial ownership of our equity securities filed by our directors and officers under Section 16 of the Exchange Act. The “Regulatory Disclosures and Filings” tab of the investor relations section of our website includes public disclosures concerning our annual and mid-year stress-testing activities under the Dodd-Frank Act. Information contained on or accessible through our website or any other website referenced in this report is not part of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

KEYCORP
(Registrant)

Date: May 5, 2017	/s/ Douglas M. Schosser
By: Douglas M. Schosser
Chief Accounting Officer (Principal Accounting Officer)