Form 10-Q
period 2017-06-30
KEYCORP /NEW/
filed 2017-08-04
CIK 91576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares with a par value of $1 each	1,087,545,416 shares
Title of class	Outstanding at August 2, 2017

KEYCORP

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion & Analysis of Financial Condition & Results of Operations

Introduction

This section reviews the financial condition and results of operations of KeyCorp and its subsidiaries for the quarterly periods ended June 30, 2017, and June 30, 2016. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. When you read this discussion, you should also refer to the consolidated financial statements and related notes in this report. The page locations of specific sections and notes that we refer to are presented in the Table of Contents.

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

The acronyms and abbreviations identified below are used in the Management’s Discussion & Analysis of Financial Condition & Results of Operations as well as in the Notes to Consolidated Financial Statements (Unaudited). You may find it helpful to refer back to this page as you read this report.

AICPA: American Institute of Certified Public Accountants.	KCC: Key Capital Corporation.
ALCO: Asset/Liability Management Committee.	KCDC: Key Community Development Corporation.
ALLL: Allowance for loan and lease losses.	KEF: Key Equipment Finance.
A/LM: Asset/liability management.	KPP: Key Principal Partners.
AOCI: Accumulated other comprehensive income (loss).	KREEC: Key Real Estate Equity Capital, Inc.
APBO: Accumulated postretirement benefit obligation.	LCR: Liquidity coverage ratio.
Austin: Austin Capital Management, Ltd.	LIBOR: London Interbank Offered Rate.
BHCs: Bank holding companies.	LIHTC: Low-income housing tax credit.
Board: KeyCorp Board of Directors.	LTV: Loan-to-value.
CCAR: Comprehensive Capital Analysis and Review.	Moody’s: Moody’s Investor Services, Inc.
CMBS: Commercial mortgage-backed securities.	MRM: Market Risk Management group.
CME: Chicago Mercantile Exchange.	N/A: Not applicable.
CMO: Collateralized mortgage obligation.	NASDAQ: The NASDAQ Stock Market LLC.
Common Shares: KeyCorp common shares, $1 par value.	NAV: Net asset value.
DIF: Deposit Insurance Fund of the FDIC.	N/M: Not meaningful.
Dodd-Frank Act: Dodd-Frank Wall Street Reform and	NOW: Negotiable Order of Withdrawal.
Consumer Protection Act of 2010.	NPR: Notice of proposed rulemaking.
EBITDA: Earnings before interest, taxes, depreciation, and	NYSE: New York Stock Exchange.
amortization.	OCC: Office of the Comptroller of the Currency.
EPS: Earnings per share.	OCI: Other comprehensive income (loss).
ERISA: Employee Retirement Income Security Act of 1974.	OREO: Other real estate owned.
ERM: Enterprise risk management.	OTTI: Other-than-temporary impairment.
EVE: Economic value of equity.	PBO: Projected benefit obligation.
FASB: Financial Accounting Standards Board.	PCI: Purchased credit impaired.
FDIC: Federal Deposit Insurance Corporation.	S&P: Standard and Poor’s Ratings Services, a Division
Federal Reserve: Board of Governors of the Federal Reserve	of The McGraw-Hill Companies, Inc.
System.	SEC: U.S. Securities and Exchange Commission.
FHLB: Federal Home Loan Bank of Cincinnati.	Series A Preferred Stock: KeyCorp’s 7.750%
FHLMC: Federal Home Loan Mortgage Corporation.	Noncumulative Perpetual Convertible Preferred Stock,
FICO: Fair Isaac Corporation	Series A.
First Niagara: First Niagara Financial Group, Inc.	SIFIs: Systemically important financial institutions
(NASDAQ: FNFG).	including BHCs with total consolidated assets of at least
FNMA: Federal National Mortgage Association, or Fannie Mae.	$50 billion and nonbank financial companies designated
FSOC: Financial Stability Oversight Council.	by FSOC for supervision by the Federal Reserve.
GAAP: U.S. generally accepted accounting principles.	TDR: Troubled debt restructuring.
GNMA: Government National Mortgage Association, or Ginnie	TE: Taxable-equivalent.
Mae.	U.S. Treasury: United States Department of the Treasury.
HelloWallet: HelloWallet Holdings, Inc.	VaR: Value at risk.
ISDA: International Swaps and Derivatives Association.	VEBA: Voluntary Employee Beneficiary Association.
KAHC: Key Affordable Housing Corporation.	VIE: Variable interest entity.

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

Selected financial data

Our financial performance for each of the last five quarters is summarized in Figure 1.

Figure 1. Selected Financial Data

	2017		2016			Six months ended June 30,
dollars in millions, except per share amounts	Second	First	Fourth	Third	Second	2017	2016
FOR THE PERIOD
Interest income	$1,117	$1,050	$1,062	$890	$684	$2,167	$1,367
Interest expense	144	132	124	110	87	276	166
Net interest income	973	918	938	780	597	1,891	1,201
Provision for credit losses	66	63	66	59	52	129	141
Noninterest income	653	577	618	549	473	1,230	904
Noninterest expense	995	1,013	1,220	1,082	751	2,008	1,454
Income (loss) from continuing operations before income taxes	565	419	270	188	267	984	510
Income (loss) from continuing operations attributable to Key	407	324	233	171	199	731	386
Income (loss) from discontinued operations, net of taxes (a)	5	—	(4)	1	3	5	4
Net income (loss) attributable to Key	412	324	229	172	202	736	390
Income (loss) from continuing operations attributable to Key common shareholders	393	296	213	165	193	689	375
Income (loss) from discontinued operations, net of taxes (a)	5	—	(4)	1	3	5	4
Net income (loss) attributable to Key common shareholders	398	296	209	166	196	694	379
PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.36	$.28	$.20	$.17	$.23	$.64	$.45
Income (loss) from discontinued operations, net of taxes (a)	—	—	—	—	—	—	—
Net income (loss) attributable to Key common shareholders (b)	.37	.28	.20	.17	.23	.64	.45
Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	.36	.27	.20	.16	.23	.63	.44
Income (loss) from discontinued operations, net of taxes — assuming dilution (a)	—	—	—	—	—	—	—
Net income (loss) attributable to Key common shareholders — assuming dilution (b)	.36	.27	.19	.17	.23	.63	.45
Cash dividends paid	.095	.085	.085	.085	.085	.180	.160
Book value at period end	13.02	12.71	12.58	12.78	13.08	13.02	13.08
Tangible book value at period end	10.40	10.21	9.99	10.14	11.81	10.40	11.81
Market price:
High	19.10	19.53	18.62	12.64	13.08	19.53	13.37
Low	16.91	16.54	12.00	10.38	10.21	16.54	9.88
Close	18.74	17.78	18.27	12.17	11.05	18.74	11.05
Weighted-average common shares outstanding (000)	1,076,203	1,068,609	1,067,771	982,080	831,899	1,083,486	829,640
Weighted-average common shares and potential common shares outstanding (000) (c)	1,093,039	1,086,540	1,083,717	994,660	838,496	1,099,294	836,778
AT PERIOD END
Loans	$86,503	$86,125	$86,038	$85,528	$62,098	$86,503	$62,098
Earning assets	121,243	120,261	121,966	121,089	90,065	121,243	90,065
Total assets	135,824	134,476	136,453	135,805	101,150	135,824	101,150
Deposits	102,821	103,982	104,087	104,185	75,325	102,821	75,325
Long-term debt	13,261	12,324	12,384	12,622	11,388	13,261	11,388
Key common shareholders’ equity	14,228	13,951	13,575	13,831	11,023	14,228	11,023
Key shareholders’ equity	15,253	14,976	15,240	14,996	11,313	15,253	11,313
PERFORMANCE RATIOS — FROM CONTINUING OPERATIONS
Return on average total assets	1.23%	.99%	.69%	.55%	.82%	1.11%	.81%
Return on average common equity	11.12	8.76	6.22	5.09	7.15	9.97	7.01
Return on average tangible common equity (d)	13.80	10.98	7.88	6.16	7.94	12.43	7.79
Net interest margin (TE)	3.30	3.13	3.12	2.85	2.76	3.21	2.83
Cash efficiency ratio (d)	59.3	65.8	76.2	80.0	69.0	62.4	67.8
PERFORMANCE RATIOS — FROM CONSOLIDATED OPERATIONS
Return on average total assets	1.23%	.98%	.67%	.55%	.82%	1.11%	.80%
Return on average common equity	11.26	8.76	6.10	5.12	7.26	10.04	7.08
Return on average tangible common equity (d)	13.98	10.98	7.73	6.20	8.06	12.52	7.87
Net interest margin (TE)	3.28	3.11	3.09	2.83	2.74	3.19	2.80
Loan-to-deposit (e)	87.2	85.6	85.2	84.7	85.3	87.2	85.3
CAPITAL RATIOS AT PERIOD END
Key shareholders’ equity to assets	11.23%	11.14%	11.17%	11.04%	11.18%	11.23%	11.18%
Key common shareholders’ equity to assets	10.48	10.37	9.95	10.18	10.90	10.48	10.90
Tangible common equity to tangible assets (d)	8.56	8.51	8.09	8.27	9.95	8.56	9.95
Common Equity Tier 1 (d)	9.91	9.91	9.54	9.56	11.10	9.91	11.10
Tier 1 risk-based capital	10.73	10.74	10.89	10.53	11.41	10.73	11.41
Total risk-based capital	12.64	12.69	12.85	12.63	13.63	12.64	13.63
Leverage	9.95	9.81	9.90	10.22	10.59	9.95	10.59
TRUST ASSETS
Assets under management	$37,613	$37,417	$36,592	$36,752	$34,535	$37,613	$34,535
OTHER DATA
Average full-time-equivalent employees	18,344	18,386	18,849	17,079	13,419	18,365	13,411
Branches	1,210	1,216	1,217	1,322	949	1,210	949

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

Economic Overview

GDP data suggests that the U.S. economy got off to a slow start in 2017, with 1.2% GDP growth in the first quarter of 2017 and 2.6% GDP growth in the second quarter of 2017. The initial estimate suggests growth in consumer spending bounced back to 2.8% in the second quarter of 2017 after slowing down to 1.9% in the first quarter of 2017. Gross private domestic investment, up 2.0%, also added to second quarter of 2017 growth after weighing on growth during the first quarter of 2017, down 1.2%. The IMF estimates that global growth is expected to rise from 3.1% in 2016 to 3.5% in 2017 and 3.6% in 2018, on expectations of more robust global demand, reduced deflationary pressures, and optimistic financial markets.

Oil prices have fallen since the beginning of the year to $45 per barrel, but are above the lows in early 2016 when prices dropped to $25 per barrel. Although inventories remain elevated from a historical standpoint, recent declines may help clear the way for stronger appreciation in 2017 and help support America’s energy industry. The stock market reached new records in the second quarter of 2017, with the S&P 500 equity index up 8.2% since the end of 2016. A general rally has occurred following the November elections, based on expectations for growth-friendly economic policies from the new U.S. presidential administration.

581,000 new jobs were added in the U.S. during the second quarter of 2017. This was up from the first quarter of 2017, which saw gains of 498,000. However, bad weather accelerated hiring at the beginning of the year and a late Easter depressed payrolls in March of 2017, when employment increased by only 50,000 jobs. The unemployment rate edged higher to 4.4% as more workers entered the labor force. Despite steady gains and a tight labor market, wage growth has failed to accelerate, with earnings for all workers increasing by only 2.5% over the past year. This suggests that even though the labor market has tightened, it may not yet actually be at full employment as speculated, estimated at 4.6%. Headline inflation was up by 1.6% year over year in June 2017, below the Federal Reserve’s target of 2.0%, although the Federal Reserve has stated that it believes that this weakness is likely transitory. Core inflation was also subdued year over year, at 1.7%.

Thanks to the solid economy and still low interest rates, the housing market generally benefited in the second quarter of 2017. New home sales growth was up 6.4% compared to the second quarter of 2016, while existing home sales were up 1.6%. Prices are also up, with average new home prices up 4.2% from year ago levels, and existing home prices up 4.9%. Single family housing starts also posted respectable gains in the second quarter of 2017, up 9.0%, from the second quarter of 2016, although multi-family construction was down 14.6%.

The Federal Reserve raised the target range for the federal funds rate by 25 basis points in June 2017, to 1% to 1.25%. This was widely expected and consistent with the central bank’s plan to gradually normalize interest rates. The Federal Reserve said that economic activity has been rising moderately so far this year, an upgrade from the May statement that noted it had slowed. The statement acknowledged that job growth has moderated but remains strong. The Federal Reserve sounded more upbeat on consumer spending and business investment. Risks to the economic outlook were again described as roughly balanced. The Federal Open Market Committee meeting minutes also suggested that a reduction of the Federal Reserve’s balance sheet will begin later this year. The 10-year U.S. Treasury yield stood at 2.2% at the end of the second quarter of 2017, which was 29 basis points below the prior quarter.

Long-term financial targets

Our long-term financial targets are as follows:

•	Generate positive operating leverage and a cash efficiency ratio of less than 60%;

•	Maintain a moderate risk profile by targeting a net loan charge-offs to average loans ratio in the range of .40% to .60%; and

•	Achieve a return on tangible common equity ratio in the range of 13% to 15%.

Figure 2 shows the evaluation of our long-term financial targets for the three months and six months ended June 30, 2017.

Figure 2. Evaluation of Our Long-Term Targets

	Key Metrics (a)	2Q17	YTD 2017	Targets
Positive operating leverage	Cash efficiency ratio (b)	59.3%	62.4%	< 60%
	Cash efficiency ratio excluding notable items (b)	59.4%	59.9%
Moderate Risk Profile	Net loan charge-offs to average loans	.31%	.29%	.40 - .60%
Financial Returns	Return on average tangible common equity (c)	13.80%	12.43%	13.00 - 15.00%
	Return on average tangible common equity excluding notable items (c)	12.86%	12.86%

(a)	Calculated from continuing operations, unless otherwise noted.

(b)	Excludes intangible asset amortization; non-GAAP measure; see Figure 6 entitled “GAAP to Non-GAAP Reconciliations” for reconciliation.

(c)	Non-GAAP measure: see Figure 6 entitled “GAAP to Non-GAAP Reconciliations” for reconciliation.

Strategic developments

Our actions and results during the first six months of 2017 supported our corporate strategy described in the “Introduction” section under the “Corporate strategy” heading on page 35 of our 2016 Form 10-K.

•
We continued to generate positive operating leverage versus the prior year and our cash efficiency ratio improved to 59.3%, or 59.4%, excluding notable items. Revenue growth was driven by net interest income and fee-based businesses. We also achieved $400 million in annualized cost savings from First Niagara and remain on track to achieve $50 million in incremental savings by early 2018.

•	We made investments for growth across our franchise, including the acquisition of Key Merchant Services, LLC and the announced acquisition of HelloWallet.

•
Net loan charge-offs increased during the first six months of 2017 compared to the year-ago period due to loan growth over the past twelve months and credit quality migration in our commercial loan portfolio. Our net loan charge-offs were .29% of average loans for the first six months of 2017, below our targeted range.

•
Capital management remains a priority for 2017. As previously reported, share repurchases of up to $350 million were included in the 2016 capital plan, which was effective through the second quarter of 2017. We completed $94 million of Common Share repurchases, including $88 million of Common Share repurchases in the open market and $6 million of Common Share repurchases related to employee equity compensation programs in the second quarter of 2017 under this authorization. In April 2017, we submitted to the Federal Reserve and provided to the OCC our 2017 capital plan under the annual CCAR process. On June 28, 2017, the Federal Reserve announced that it did not object to our 2017 capital plan. Share repurchases of up to $800 million are included in the 2017 capital plan, which is effective from the third quarter of 2017 through the second quarter of 2018.

•
As previously reported, our 2016 capital plan proposed an increase in our quarterly common share dividend from $.085 to $.095 for the second quarter of 2017, which was approved by our Board in May 2017. In the fourth quarter of 2017, the Board plans to consider a potential increase in our quarterly common share dividend, up to $.105 per share, consistent with the 2017 capital plan. An additional potential increase in the quarterly common share dividend, up to $.12 per share, is expected to be considered by the Board for the second quarter of 2018.

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

Regulatory capital requirement

In July 2013, the U.S. banking agencies adopted a final rule to implement the Basel III international capital framework (“Basel III”) with an effective date of January 1, 2015, and a multi-year transition period ending on December 31, 2018 (“Regulatory Capital Rules”). Consistent with Basel III, the Regulatory Capital Rules further restrict the type of instruments that may be recognized in Tier 1 and Tier 2 capital (including the phase out of trust preferred securities from tier 1 capital for BHCs above a certain asset threshold, like KeyCorp), establish a minimum Tier 1 Common Equity Capital ratio requirement of 4.5% and capital buffers to address procyclicality concerns and absorb losses during periods of financial stress, and refine several of the methodologies used for determining risk-weighted assets. The Regulatory Capital Rules provide additional requirements for large banking organizations with over $250 billion in total consolidated assets or $10 billion in foreign exposure, but those additional requirements do not apply to KeyCorp nor to KeyBank. Accordingly, for purposes of the Regulatory Capital Rules, KeyCorp and KeyBank are treated as “standardized approach” banking organizations.

The Basel III capital framework and the U.S. implementation of the Basel III capital framework are discussed in more detail in Item 1. Business of our 2016 Form 10-K under the heading “Supervision and Regulation - Regulatory capital requirements.”

Under the Regulatory Capital Rules, “standardized approach” banking organizations, like KeyCorp, are required to meet the minimum capital and leverage ratios set forth in Figure 3 below. At June 30, 2017, Key had an estimated Common Equity Tier 1 Capital Ratio of 9.82% under the fully phased-in Regulatory Capital Rules. Also at June 30, 2017, based on the fully phased-in Regulatory Capital Rules, Key estimates that its capital and leverage ratios, after adjustment for market risk, would be as set forth in Figure 3.

Figure 3. Pro Forma Ratios vs. Minimum Capital Ratios Calculated Under the Fully Phased-In Regulatory Capital Rules

Ratios (including capital conservation buffer)	Key June 30, 2017 Pro forma	Minimum January 1, 2017	Phase-in Period	Minimum January 1, 2019
Common Equity Tier 1 (a)	9.82%	4.5%	None	4.5%
Capital conservation buffer (b)		—	1/1/16-1/1/19	2.5
Common Equity Tier 1 + Capital conservation buffer		4.5	1/1/16-1/1/19	7.0
Tier 1 Capital	10.52%	6.0%	None	6.0
Tier 1 Capital + Capital conservation buffer		6.0	1/1/16-1/1/19	8.5
Total Capital	12.46%	8.0%	None	8.0
Total Capital + Capital conservation buffer		8.0	1/1/16-1/1/19	10.5
Leverage (c)	9.81%	4.0%	None	4.0

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

In addition to implementing Basel III in the United States, the Regulatory Capital Rules also revised the capital category thresholds under the PCA framework for FDIC-insured depository institutions such as KeyBank. The revised PCA framework table in Figure 4 identifies the capital category thresholds for a “well capitalized” and an “adequately capitalized” institution under the Regulatory Capital Rules.

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

We believe that, as of June 30, 2017, KeyBank (consolidated) satisfied the risk-based and leverage capital requirements to be considered “well capitalized” for purposes of the revised PCA framework. However, investors should not regard this determination as a representation of the overall financial condition or prospects of KeyBank because the PCA framework is intended to serve a limited supervisory function. Moreover, it is important to note that the PCA framework does not apply to BHCs, like KeyCorp.

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

The final rule became effective 30 days after publication in the Federal Register, and therefore, the relief provided under the final rule from the qualitative assessment portion of the CCAR program is effective for the 2017 CCAR cycle.

On June 9, 2017, the Federal Reserve released a proposal and request for comment on certain information collection activities conducted under the series FR Y-14 schedules and reports that are used in connection with the CCAR program. As they would pertain to Key, the proposed revisions to the FR Y-14A and FR Y-14Q generally consist of modifications to reported items and instructions that would clarify the intended reporting of those items, and seek to further align reported items with the methodology, standards, and treatment in other regulatory reports or with the FR Y-14 schedules. In addition, the Federal Reserve has proposed to eliminate two schedules from the FR Y-14A to reduce the burden, but also to add a new sub-schedule to supplement the existing information collection around business plan change information. Other aspects of the proposal that do not pertain to Key would require the U.S. intermediate holding companies of foreign banks to apply the global market shock adjustment to certain reporting schedules under the FR Y-14A and FR Y-14Q.

The comment period for the proposed rule ends on August 8, 2017. If the proposal is adopted in final form, it is expected to have a neutral-to-low impact on Key’s reporting and compliance obligations.

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

Under the Liquidity Coverage Rules, KeyCorp must calculate a Modified LCR on a monthly basis, and was required to satisfy a minimum Modified LCR requirement of 100% by January 1, 2017. At June 30, 2017, Key’s estimated Modified LCR was above 100%. In the future, KeyCorp may change the composition of our investment portfolio, increase the size of the overall investment portfolio, and modify product offerings to enhance or optimize our liquidity position.

Net stable funding ratio

The federal banking agencies commenced the U.S. implementation of the Basel III net stable funding ratio (“NSFR”) in April and May 2016, with the release of a proposed rule to implement a NSFR requirement for certain internationally active banking organizations (excluding KeyCorp) and a modified version of the minimum NSFR requirement (“Modified NSFR”) for BHCs and other depository institution holding companies with over $50 billion in consolidated assets that are not internationally active (including KeyCorp), together with quarterly public disclosure requirements. The proposed rule would require banking organizations to satisfy a minimum NSFR requirement of 1.0 on an ongoing basis. However, banking organizations subject to the Modified NSFR (like KeyCorp) would be required to maintain a lower minimum amount of available stable funding, equal to 70% of the required stable funding under the NSFR. The proposed rule would be effective on January 1, 2018. The comment period for the NPR expired on August 5, 2016. If the proposed NSFR requirement is adopted as a final rule, then similar to actions taken in connection with the implementation of the Liquidity Coverage Rules, KeyCorp may adjust its balance sheet or modify product offerings to enhance its liquidity position.

Resolution and recovery planning

BHCs with at least $50 billion in total consolidated assets, like KeyCorp, are required to periodically submit to the Federal Reserve and FDIC a plan discussing how the company could be rapidly and efficiently resolved if the company failed or experienced material financial distress. Insured depository institutions with at least $50 billion in total consolidated assets, like KeyBank, are also required to submit a resolution plan to the FDIC. These plans are due annually. KeyCorp and KeyBank were not required to submit resolution plans for 2016 because the FDIC and Federal Reserve deferred such requirement until December 2017. By letter dated March 24, 2017, KeyCorp received guidance from the Federal Reserve and the FDIC regarding the information requirements for certain aspects of KeyCorp’s December 2017 resolution plan submission. That letter is publicly available on the Federal Reserve’s website, https://www.federalreserve.gov/newsevents/pressreleases/bcreg20170324a.htm.

The Federal Reserve and FDIC make available on their websites the public sections of resolution plans for the companies, including KeyCorp and KeyBank, that submitted plans. The public section of the resolution plans of KeyCorp and KeyBank is available at http://www.federalreserve.gov/bankinforeg/resolution-plans.htm and https://www.fdic.gov/regulations/reform/resplans/.

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

ERISA fiduciary standard

In April 2016, the Department of Labor published final rules and amendments to certain prohibited transaction exemptions regarding which service providers would be regarded as fiduciaries under ERISA for making investment advice recommendations to: (i) certain retirement plan fiduciaries, participants, or beneficiaries; and (ii) owners or beneficiaries of individual retirement accounts and health savings accounts, among other retirement plans. The purpose of the rules is to place fiduciary obligations, rather than the lesser legal obligations that currently apply, on these service providers. Accordingly, the rules subject any financial institution making recommendations for either the purchase or sale of investments in or rollover of the respective retirement plan to certain fiduciary obligations under ERISA such as an impartial conduct standard and not selling certain investment products whose compensation may raise a conflict of interest for the advisor without entering into a contract providing certain disclosures and legal remedies to the customer. Under the Department of Labor’s original rules, the impartial standard requirement for financial institutions and their advisors was to become effective April 10, 2017. However, in response to a Presidential Order, the Department of Labor extended the effective date to June 9, 2017. The contract provisions must be in place by January 1, 2018. The Department of Labor will continue to review whether to modify, further delay, or rescind these rules in whole or in part.

Highlights of Our Performance

Financial performance

For the second quarter of 2017, we announced net income from continuing operations attributable to Key common shareholders of $393 million, or $.36 per common share. Our second quarter of 2017 results compare to net income from continuing operations attributable to Key common shareholders of $193 million, or $.23 per common share, for the second quarter of 2016. During the second quarter of 2017, our results included a number of notable items, including a gain related to our merchant services business, the finalization of purchase accounting, merger-related charges, and a charitable contribution. These notable items had a pre-tax net benefit of $43 million, or $.02 per common share, for the second quarter of 2017.

Second quarter 2017 net interest income included $100 million of purchase accounting accretion related to the acquisition of First Niagara, including $42 million related to the finalization of previous purchase accounting estimates.

Our taxable-equivalent net interest income was $987 million for the second quarter of 2017, and the net interest margin was 3.30%, compared to taxable-equivalent net interest income of $605 million and a net interest margin of 2.76% for the second quarter of 2016, reflecting the benefit from the First Niagara acquisition, including purchase accounting accretion, as well as higher earning asset yields and balances. For the full year of 2017, we expect net interest income to be in the range of $3.8 billion to $3.9 billion. Our outlook does not include any additional rate increases in 2017.

Our noninterest income was $653 million for the second quarter of 2017, compared to $473 million for the year-ago quarter. Growth was largely driven by the acquisition of First Niagara, as well as core business momentum and a $64 million one-time gain from acquiring the remaining ownership interest in a merchant services joint venture. Investment banking and debt placement fees grew $37 million, related to strong commercial mortgage banking, underwriting, and advisory fees. For the full year of 2017, we expect noninterest income to be in the range of $2.35 billion to $2.45 billion.

Our noninterest expense was $995 million for the second quarter of 2017, which included $44 million of merger-related charges. Merger-related charges for the quarter were made up of $31 million of personnel expense and $13 million of nonpersonnel expense, largely reflected in business services and professional fees and marketing expense. During the second quarter of 2016, we incurred $45 million of merger-related charges.

Excluding merger-related charges, noninterest expense was $245 million higher than the second quarter of last year. The increase from the prior year, reflected in both personnel and non-personnel expense, was primarily driven by the acquisition of First Niagara. Higher incentive compensation related to stronger capital markets performance also contributed to the year-over-year increase. For the full year of 2017, we expect noninterest expense excluding merger-related charges to be in the range of $3.7 billion to $3.8 billion.

Average loans were $86.5 billion for the second quarter of 2017, an increase of $25.4 billion compared to the second quarter of 2016, primarily reflecting the impact of the First Niagara acquisition as well as growth in commercial and industrial loans which was broad-based and spread across Key's commercial lines of business. During the second quarter of 2017, our Community Bank middle market segment lending grew 4% from the first quarter of 2016. We anticipate low-end of mid-single digit (4%-6%) loan growth from the fourth quarter of 2016, which translates to $87 billion to $88 billion for fiscal year 2017 average balances.

Average deposits totaled $102.8 billion for the second quarter of 2017, an increase of $28.9 billion compared to the year-ago quarter, primarily reflecting the acquisition of First Niagara and core retail and commercial deposit growth. Our consolidated loan-to-deposit ratio was 87.2% at June 30, 2017, compared to 85.3% at June 30, 2016. We anticipate average deposits to be in the range of $102.5 billion to $103 billion for the fiscal year 2017.

Our provision for credit losses was $66 million for the second quarter of 2017, compared to $52 million for the second quarter of 2016. Our allowance for loan and lease losses was $870 million, or 1.01% of total period-end loans, at June 30, 2017, compared to 1.38% at June 30, 2016. For the remainder of 2017, we expect the provision for credit losses to slightly exceed net loan charge-offs to provide for loan growth.

Net loan charge-offs for the second quarter of 2017 totaled $66 million, or .31% of average total loans, compared to $43 million, or .28%, for the second quarter of 2016. For the remainder of 2017, we expect net loan charge-offs to average loans to remain below our targeted range of 40 to 60 basis points.

At June 30, 2017, our nonperforming loans totaled $507 million, which represented .59% of period-end portfolio loans, compared to $619 million, or 1.00% of period-end portfolio loans, at June 30, 2016. Nonperforming assets at June 30, 2017, totaled $556 million and represented .64% of period-end portfolio loans and OREO and other nonperforming assets, compared to $637 million, or 1.03% of period-end portfolio loans and OREO and other nonperforming assets, at June 30, 2016.

Our capital ratios remain strong. Our tangible common equity and Tier 1 risk-based capital ratios at June 30, 2017, are 8.56% and 10.73%, respectively, compared to 9.95% and 11.41%, respectively, at June 30, 2016. In addition, our Common Equity Tier 1 ratio is 9.91% at June 30, 2017, compared to 11.10% at June 30, 2016. The decrease in our capital ratios was driven by the acquisition of First Niagara.

We continue to return capital to our shareholders by repurchasing Common Shares and through our quarterly common share dividend. In the second quarter of 2017, we completed $94 million of Common Share repurchases, including $88 million of common share repurchases in the open market and $6 million of Common Share repurchases related to employee equity compensation programs and paid a cash dividend of $.095 per Common Share, under our 2016 capital plan authorization.

Figure 5 shows our continuing and discontinued operating results for the current, past, and year-ago quarters. Our financial performance for each of the past five quarters is summarized in Figure 1.

Figure 5. Results of Operations

	Three months ended			Six months ended
in millions, except per share amounts	6/30/2017	3/31/2017	6/30/2016	6/30/2017	6/30/2016
Summary of operations
Income (loss) from continuing operations attributable to Key	$407	$324	$199	$731	$386
Income (loss) from discontinued operations, net of taxes (a)	5	—	3	5	4
Net income (loss) attributable to Key	$412	$324	$202	$736	$390
Income (loss) from continuing operations attributable to Key	$407	$324	$199	$731	$386
Less: Dividends on Preferred Stock	14	28	6	42	11
Income (loss) from continuing operations attributable to Key common shareholders	393	296	193	689	375
Income (loss) from discontinued operations, net of taxes (a)	5	—	3	5	4
Net income (loss) attributable to Key common shareholders	$398	$296	$196	$694	$379
Per common share — assuming dilution
Income (loss) from continuing operations attributable to Key common shareholders	$.36	$.27	$.23	$.63	$.44
Income (loss) from discontinued operations, net of taxes (a)	—	—	—	—	—
Net income (loss) attributable to Key common shareholders (b)	$.36	$.27	$.23	$.63	$.45

(a)
In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. As a result of this decision, we have accounted for these business as a discontinued operation. For further discussion regarding the income (loss) from discontinued operations, see Note 12 (“Acquisition, Divestiture, and Discontinued Operations”).

(b)	EPS may not foot due to rounding.

Figure 6 presents certain non-GAAP financial measures related to “tangible common equity,” “return on tangible common equity,” “Common Equity Tier 1,” “cash efficiency ratio,” certain financial measures excluding notable items, and “Common Equity Tier 1 under the Regulatory Capital Rules (estimates).”

Notable items include certain revenue or expense items that may occur in a reporting period which management does not consider indicative of ongoing financial performance. Management believes it is useful to consider certain financial metrics with and without merger-related charges and/or other notable items in order to enable a better understanding of Company results, increase comparability of period-to-period results, and to evaluate and forecast those results.

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

As disclosed in Note 2 (“Business Combination”) and Note 12 (“Acquisition, Divestiture, and Discontinued Operations”), KeyCorp completed its purchase of First Niagara on August 1, 2016. The definitive agreement and plan of merger to acquire First Niagara was originally announced on October 30, 2015. As a result of this transaction, we’ve recognized merger-related charges. Figure 6 shows the computation of pre provision net revenue excluding notable items and return on average assets from continuing operations excluding notable items. For the second quarter of 2017, merger-related charges are included in the total for “notable items,” the detail of which is provided in Figure 6. We believe that eliminating the effects of the notable items makes it easier to analyze our results by presenting them on a more comparable basis with our prior results.

The cash efficiency ratio is a ratio of two non-GAAP performance measures. Accordingly, there is no directly comparable GAAP performance measure. The cash efficiency ratio excludes the impact of our intangible asset amortization from the calculation. We also disclose the cash efficiency ratio excluding notable items. We believe these ratios provide greater consistency and comparability between our results and those of our peer banks. Additionally, these ratios are used by analysts and investors as they develop earnings forecasts and peer bank analysis.

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Although these non-GAAP financial measures are frequently used by investors to evaluate a company, they have limitations as analytical tools, and should not be considered in isolation, nor as a substitute for analyses of results as reported under GAAP.

Figure 6. GAAP to Non-GAAP Reconciliations

		Three months ended					Six months ended
dollars in millions		6/30/2017	3/31/2017	12/31/2016	9/30/2016	6/30/2016	6/30/2017	6/30/2016
Tangible common equity to tangible assets at period-end
Key shareholders’ equity (GAAP)		$15,253	$14,976	$15,240	$14,996	$11,313
Less:	Intangible assets (a)	2,866	2,751	2,788	2,855	1,074
	Preferred Stock (b)	1,009	1,009	1,640	1,150	281
	Tangible common equity (non-GAAP)	$11,378	$11,216	$10,812	$10,991	$9,958
Total assets (GAAP)		$135,824	$134,476	$136,453	$135,805	$101,150
Less:	Intangible assets (a)	2,866	2,751	2,788	2,855	1,074
	Tangible assets (non-GAAP)	$132,958	$131,725	$133,665	$132,950	$100,076
	Tangible common equity to tangible assets ratio (non-GAAP)	8.56%	8.51%	8.09%	8.27%	9.95%
Common Equity Tier 1 at period-end
Key shareholders’ equity (GAAP)		$15,253	$14,976	$15,240	$14,996	$11,313
Less:	Preferred Stock (b)	1,009	1,009	1,640	1,150	281
	Common Equity Tier 1 capital before adjustments and deductions	14,244	13,967	13,600	13,846	11,032
Less:	Goodwill, net of deferred taxes	2,411	2,379	2,405	2,450	1,031
	Intangible assets, net of deferred taxes	257	194	155	216	30
	Deferred tax assets	5	11	4	6	1
	Net unrealized gains (losses) on available-for-sale securities, net of deferred taxes	(145)	(179)	(185)	101	129
	Accumulated gains (losses) on cash flow hedges, net of deferred taxes	(64)	(76)	(52)	39	77
	Amounts in AOCI attributed to pension and postretirement benefit costs, net of deferred taxes	(334)	(335)	(339)	(359)	(362)
	Total Common Equity Tier 1 capital	$12,114	$11,973	$11,612	$11,393	$10,126
Net risk-weighted assets (regulatory)		$122,263	$120,852	$121,671	$119,120	$91,195
	Common Equity Tier 1 ratio (non-GAAP)	9.91%	9.91%	9.54%	9.56%	11.10%
Notable items
Merger-related charges		$(44)	$(81)	$(198)	$(207)	(45)	$(125)	$(69)
Merchant services gain		64	—	—	—	—	64	—
Purchase accounting finalization, net		43	—	—	—	—	43	—
Charitable contribution		(20)	—	—	—	—	(20)	—
Total notable items		$43	$(81)	$(198)	$(207)	(45)	$(38)	$(69)
Income taxes		16	(30)	(74)	(75)	(17)	(14)	(26)
Total notable items after tax		$27	$(51)	$(124)	$(132)	(28)	$(24)	$(43)
Average tangible common equity
Average Key shareholders’ equity (GAAP)		$15,200	$15,184	$14,901	$13,552	$11,147	$15,192	$11,050
Less:	Intangible assets (average) (c)	2,756	2,772	2,874	2,255	1,076	2,764	1,077
	Preferred Stock (average)	1,025	1,480	1,274	648	290	1,251	290
	Average tangible common equity (non-GAAP)	$11,419	$10,932	$10,753	$10,649	$9,781	$11,177	$9,683
Return on average tangible common equity from continuing operations
Net income (loss) from continuing operations attributable to Key common shareholders (GAAP)		$393	$296	$213	$165	$193	$689	$375
Plus:	Notable items, after tax	(27)	51	124	132	28	24	43
	Net income (loss) from continuing operations attributable to Key common shareholders after notable items (non-GAAP)	$366	$347	$337	$297	$221	$713	$418
Average tangible common equity (non-GAAP)		11,419	10,932	10,753	10,649	9,781	11,177	9,683
Return on average tangible common equity from continuing operations (non-GAAP)		13.80%	10.98%	7.88%	6.16%	7.94%	12.43%	7.79%
Return on average tangible common equity from continuing operations excluding notable items (non-GAAP)		12.86	12.87	12.47	11.10	9.09	12.86	8.68
Return on average tangible common equity consolidated
Net income (loss) attributable to Key common shareholders (GAAP)		$398	$296	$209	$166	$196	$694	$379
Average tangible common equity (non-GAAP)		11,419	10,932	10,753	10,649	9,781	11,177	9,683
Return on average tangible common equity consolidated (non-GAAP)		13.98%	10.98%	7.73%	6.20%	8.06%	12.52%	7.87%
Cash efficiency ratio
Noninterest expense (GAAP)		$995	$1,013	$1,220	$1,082	$751	$2,008	$1,454
Less:	Intangible asset amortization	22	22	27	13	7	44	15
Adjusted noninterest expense (non-GAAP)		$973	$991	$1,193	$1,069	$744	$1,964	$1,439
Less:	Notable items (d)	60	81	207	189	45	141	69
Adjusted noninterest expense excluding notable items (non-GAAP)		$913	$910	$986	$880	$699	$1,823	$1,370
Net interest income (GAAP)		$973	$918	$938	$780	$597	$1,891	$1,201
Plus:	Taxable-equivalent adjustment	14	11	10	8	8	25	16
	Noninterest income (GAAP)	653	577	618	549	473	1,230	904
Total taxable-equivalent revenue (non-GAAP)		$1,640	$1,506	$1,566	$1,337	$1,078	$3,146	$2,121
Plus:	Notable items (e)	(103)	—	(9)	18	—	(103)	—
	Adjusted noninterest income excluding notable items (non-GAAP)	$1,537	$1,506	$1,557	$1,355	$1,078	$3,043	$2,121
Cash efficiency ratio (non-GAAP)		59.3%	65.8%	76.2%	80.0%	69.0%	62.4%	67.8%
Cash efficiency ratio excluding notable items (non-GAAP)		59.4	60.4	63.3	64.9	64.8	59.9	64.6
Return on average total assets from continuing operations excluding notable items
Income from continuing operations attributable to Key (GAAP)		$407	$324	$233	$171	$199	$731	$386
Plus:	Notable items, after tax	(27)	51	124	132	28	24	43
	Income from continuing operations attributable to Key excluding notable items, after tax (non-GAAP)	$380	$375	$357	$303	$227	$755	$429
Average total assets from continuing operations (GAAP)		$132,491	$132,741	$134,428	$123,469	$97,413	$132,615	$95,945
Return on average total assets from continuing operations excluding notable items (non-GAAP)		1.15%	1.15%	1.06%	.98%	.94%	1.15%	.90%

Figure 6. GAAP to Non-GAAP Reconciliations, continued

dollars in millions	Three months ended June 30, 2017
Common Equity Tier 1 under the Regulatory Capital Rules (estimates)
Common Equity Tier 1 under current Regulatory Capital Rules	$12,114
Adjustments from current Regulatory Capital Rules to the fully phased-in Regulatory Capital Rules:
Deferred tax assets and other intangible assets (f)	(66)
Common Equity Tier 1 anticipated under the fully phased-in Regulatory Capital Rules (g)	$12,048

Net risk-weighted assets under current Regulatory Capital Rules	$122,263
Adjustments from current Regulatory Capital Rules to the fully phased-in Regulatory Capital Rules:
Mortgage servicing assets (h)	603
Volcker Funds	(149)
All other assets	(17)
Total risk-weighted assets anticipated under the fully phased-in Regulatory Capital Rules (g)	$122,700

Common Equity Tier 1 ratio under the fully phased-in Regulatory Capital Rules (g)	9.82%

(a)
For the three months ended June 30, 2017, March 31, 2017, December 31, 2016, September 30, 2016, and June 30, 2016, intangible assets exclude $33 million, $38 million, $42 million, $51 million, and $36 million, respectively, of period-end purchased credit card relationships.

(b)	Net of capital surplus.

(c)
For the three months ended June 30, 2017, March 31, 2017, December 31, 2016, September 30, 2016, and June 30, 2016, average intangible assets exclude $36 million, $40 million, $46 million, $47 million, and $38 million, respectively, of average purchased credit card relationships. For the six months ended June 30, 2017, and June 30, 2016, average intangible assets exclude $38 million and $40 million, respectively, of average purchased credit card receivables.

(d)
Notable items for the three months ended June 30, 2017, include $44 million of merger-related expense, a $20 million charitable contribution, and a credit of $4 million related to purchase accounting finalization.

(e)	Notable items for the three months ended June 30, 2017, include $64 million related to the merchant services gain and $39 million related to purchase accounting finalization.

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

(h)	Item is included in the 10%/15% exceptions bucket calculation and is risk-weighted at at 250%.

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

Second quarter 2017 net interest income included $100 million of purchase accounting accretion related to the acquisition of First Niagara, including $42 million related to the finalization of previous purchase accounting estimates. First quarter 2017 results included $53 million of purchase accounting accretion.

TE net interest income was $987 million for the second quarter of 2017, and the net interest margin was 3.30%, compared to TE net interest income of $605 million and a net interest margin of 2.76% for the second quarter of 2016, reflecting benefit from the First Niagara acquisition, including purchase accounting accretion, as well as higher earning asset yields and balances.

Compared to the first quarter of 2017, TE net interest income increased by $58 million, and the net interest margin increased by 17 basis points. The increase in net interest income and the net interest margin reflects an increase in purchase accounting accretion and higher earning asset yields, partly offset by a decline in loan fees and higher interest-bearing deposit costs, largely the result of an increase in commercial deposit rates and growth in higher-yielding deposit products. Net interest income also benefited from one additional day in the second quarter of 2017.

For the six months ended June 30, 2017, TE net interest income was $1.9 billion and the net interest margin was 3.21%, compared to TE net interest income of $1.2 billion and a net interest margin of 2.83% for the prior year, reflecting the benefit from the First Niagara acquisition, growth in our core earning asset balances, and higher interest rates.

Average loans were $86.5 billion for the second quarter of 2017, an increase of $25.4 billion compared to the second quarter of 2016, primarily reflecting the impact of the First Niagara acquisition, as well as growth in commercial and industrial loans, which was broad-based and spread across our commercial lines of business. During the second quarter of 2017, Key finalized the fair value of the First Niagara acquired loan portfolio, adjusting the discount from $548 million to $603 million. At June 30, 2017, $345 million of the fair value discount remained.

Compared to the first quarter of 2017, average loans increased by $369 million. Commercial and industrial loans increased $664 million, with strength in middle market lending. Consumer loans decreased $110 million, mostly from continued declines in the home equity loan portfolio, largely the result of paydowns on home equity lines of credit.

Average deposits totaled $102.8 billion for the second quarter of 2017, an increase of $28.9 billion compared to the year-ago quarter, primarily reflecting the acquisition of First Niagara and core retail and commercial deposit growth.

Compared to the first quarter of 2017, average deposits increased by $701 million, driven by growth in certificates of deposits and NOW and money market deposit accounts, partly offset by a decline in escrow deposits. During the quarter, Key also experienced a shift in deposit mix from noninterest-bearing and low-cost interest-bearing deposits to higher-yielding deposit products. On a period end basis, total deposits decreased $1.1 billion compared to the linked-quarter, largely the result of seasonal deposit growth that occurred in the first quarter of 2017.

Figure 7. Consolidated Average Balance Sheets, Net Interest Income, and Yields/Rates from Continuing Operations

	Second Quarter 2017			First Quarter 2017
dollars in millions	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)
ASSETS
Loans (b), (c)
Commercial and industrial (d)	$40,666	$409	4.04%	$40,002	$373	3.77%
Real estate — commercial mortgage	15,096	187	4.97	15,187	164	4.39
Real estate — construction	2,204	31	5.51	2,353	26	4.54
Commercial lease financing	4,690	50	4.33	4,635	44	3.76
Total commercial loans	62,656	677	4.34	62,177	607	3.95
Real estate — residential mortgage	5,509	52	3.77	5,520	54	3.94
Home equity loans	12,473	135	4.31	12,611	131	4.22
Consumer direct loans	1,743	31	7.07	1,762	30	6.97
Credit cards	1,044	29	11.04	1,067	29	11.06
Consumer indirect loans	3,077	38	5.02	2,996	37	4.91
Total consumer loans	23,846	285	4.77	23,956	281	4.75
Total loans	86,502	962	4.46	86,133	888	4.17
Loans held for sale	1,082	9	3.58	1,188	13	4.28
Securities available for sale (b), (e)	17,997	90	1.97	19,181	95	1.95
Held-to-maturity securities (b)	10,469	55	2.09	9,988	51	2.04
Trading account assets	1,042	7	3.00	968	7	2.75
Short-term investments	1,970	5.96		1,610	3.79
Other investments (e)	687	3	1.87	709	4	2.26
Total earning assets	119,749	1,131	3.78	119,777	1,061	3.57
Allowance for loan and lease losses	(864)			(855)
Accrued income and other assets	13,606			13,819
Discontinued assets	1,477			1,540
Total assets	$133,968			$134,281

LIABILITIES
NOW and money market deposit accounts	$54,416	34.25		$54,295	32.24
Savings deposits	6,854	4.21		6,351	1.10
Certificates of deposit ($100,000 or more)	6,111	19	1.23	5,627	16	1.16
Other time deposits	4,650	9.77		4,706	9.76
Total interest-bearing deposits	72,031	66.36		70,979	58.33
Federal funds purchased and securities sold under repurchase agreements	466	—	.23	795	1.32
Bank notes and other short-term borrowings	1,216	4	1.43	1,802	5	1.06
Long-term debt (f), (g)	11,046	74	2.68	10,833	68	2.54
Total interest-bearing liabilities	84,759	144.68		84,409	132.63
Noninterest-bearing deposits	30,748			31,099
Accrued expense and other liabilities	1,782			2,048
Discontinued liabilities (g)	1,477			1,540
Total liabilities	118,766			119,096
EQUITY
Key shareholders’ equity	15,200			15,184
Noncontrolling interests	2			1
Total equity	15,202			15,185
Total liabilities and equity	$133,968			$134,281

Interest rate spread (TE)			3.10%			2.94%
Net interest income (TE) and net interest margin (TE)		987	3.30%		929	3.13%
TE adjustment (b)		14			11
Net interest income, GAAP basis		$973			$918

(a)	Results are from continuing operations. Interest excludes the interest associated with the liabilities referred to in (g) below, calculated using a matched funds transfer pricing methodology.

(b)	Interest income on tax-exempt securities and loans has been adjusted to a TE basis using the statutory federal income tax rate of 35%.

(c)	For purposes of these computations, nonaccrual loans are included in average loan balances.

(d)
Commercial and industrial average balances include $117 million, $114 million, $119 million, $107 million, and $87 million of assets from commercial credit cards for the three months ended June 30, 2017, March 31, 2017, December 31, 2016, September 30, 2016, and June 30, 2016, respectively.

Figure 7. Consolidated Average Balance Sheets, Net Interest Income, and Yields/Rates from Continuing Operations

Fourth Quarter 2016			Third Quarter 2016			Second Quarter 2016
Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)

$39,495	$365	3.68%	$37,318	$317	3.38%	$32,630	$270	3.32%
14,771	168	4.50	12,879	126	3.91	8,404	80	3.85
2,222	37	6.72	1,723	21	4.67	869	8	3.78
4,624	50	4.34	4,508	38	3.33	3,949	37	3.77
61,112	620	4.04	56,428	502	3.54	45,852	395	3.47
5,554	57	4.17	4,453	45	3.96	2,253	22	4.11
12,812	129	3.99	11,968	122	4.07	10,098	102	4.04
1,785	31	6.84	1,666	30	7.20	1,599	26	6.53
1,088	29	10.78	996	27	10.80	792	21	10.58
3,009	42	5.50	2,186	28	5.23	554	9	6.56
24,248	288	4.73	21,269	252	4.73	15,296	180	4.74
85,360	908	4.24	77,697	754	3.86	61,148	575	3.78
1,323	11	3.39	1,152	10	3.48	611	5	3.18
20,145	92	1.82	17,972	88	1.99	14,268	74	2.08
9,121	44	1.95	6,250	30	1.86	4,883	24	1.98
892	6	2.54	860	4	2.12	967	6	2.28
3,717	5.49		5,911	7.48		5,559	6.45
741	6	3.23	717	5	2.74	610	2	1.54
121,299	1,072	3.52	110,559	898	3.24	88,046	692	3.16
(855)			(847)			(833)
13,984			13,757			10,200
1,610			1,676			1,738
$136,038			$125,145			$99,151

$55,444	31.22		$51,318	25.20		$39,687	16.17
6,546	2.10		4,521	1.07		2,375	—	.02
5,428	15	1.11	4,204	12	1.15	3,233	11	1.39
4,849	9.77		5,031	11.85		3,252	7.85
72,267	57.32		65,074	49.30		48,547	34.29
592	1.11		578	—	.16	337	—	.01
934	3	1.11	1,186	2.91		694	3	1.39
10,914	63	2.38	10,415	59	2.31	9,294	50	2.25
84,707	124.58		77,253	110.57		58,872	87.60
32,424			29,844			25,357
2,394			2,818			2,032
1,610			1,676			1,738
121,135			111,591			87,999

14,901			13,552			11,147
2			2			5
14,903			13,554			11,152
$136,038			$125,145			$99,151

		2.94%			2.67%			2.56%
	948	3.12%		788	2.85%		605	2.76%
	10			8			8
	$938			$780			$597

(e)	Yield is calculated on the basis of amortized cost.

(f)	Rate calculation excludes basis adjustments related to fair value hedges.

(g)	A portion of long-term debt and the related interest expense is allocated to discontinued liabilities as a result of applying our matched funds transfer pricing methodology to discontinued operations.

Figure 8 shows how the changes in yields or rates and average balances from the prior year period affected net interest income. The section entitled “Financial Condition” contains additional discussion about changes in earning assets and funding sources.

Figure 8. Components of Net Interest Income Changes from Continuing Operations

	From three months ended June 30, 2016			From six months ended June 30, 2016
	to three months ended June 30, 2017			to six months ended June 30, 2017
in millions	Average Volume	Yield/ Rate	Net Change (a)	Average Volume	Yield/ Rate	Net Change (a)
INTEREST INCOME
Loans	$269	$118	$387	$534	$171	$705
Loans held for sale	4	—	4	8	1	9
Securities available for sale	19	(3)	16	44	(8)	36
Held-to-maturity securities	29	2	31	56	2	58
Trading account assets	—	1	1	2	(1)	1
Short-term investments	(6)	5	(1)	(8)	6	(2)
Other investments	—	1	1	1	1	2
Total interest income (TE)	315	124	439	637	172	809
INTEREST EXPENSE
NOW and money market deposit accounts	7	11	18	15	20	35
Savings deposits	—	4	4	—	5	5
Certificates of deposit ($100,000 or more)	9	(1)	8	18	(4)	14
Other time deposits	3	(1)	2	6	(1)	5
Total interest-bearing deposits	19	13	32	39	20	59
Federal funds purchased and securities sold under repurchase agreements	—	—	—	—	1	1
Bank notes and other short-term borrowings	2	(1)	1	5	(1)	4
Long-term debt	10	14	24	24	22	46
Total interest expense	31	26	57	68	42	110
Net interest income (TE)	$284	$98	$382	$569	$130	$699

(a)	The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.

Noninterest income

As shown in Figure 9, noninterest income was $653 million for the second quarter of 2017, compared to $473 million for the year-ago quarter. For the six months ended June 30, 2017, noninterest income was $1.2 billion compared to $904 million for the same period one year ago. Noninterest income represented 40% and 39% of total revenue for the three and six months ended June 30, 2017, respectively, compared to 44% and 43% for the three and six months ended June 30, 2016, respectively.

The following discussion explains the composition of certain elements of our noninterest income and the factors that caused those elements to change.

Figure 9. Noninterest Income

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Trust and investment services income	$134	$110	$24	21.8%	$269	$219	$50	22.8%
Investment banking and debt placement fees	135	98	37	37.8	262	169	93	55.0
Service charges on deposit accounts	90	68	22	32.4	177	133	44	33.1
Operating lease income and other leasing gains	30	18	12	66.7	53	35	18	51.4
Corporate services income	55	53	2	3.8	109	103	6	5.8
Cards and payments income	70	52	18	34.6	135	98	37	37.8
Corporate-owned life insurance income	33	28	5	17.9	63	56	7	12.5
Consumer mortgage income	6	3	3	100.0	12	5	7	140.0
Mortgage servicing fees	15	10	5	50.0	33	22	11	50.0
Net gains (losses) from principal investing	—	11	(11)	N/M	1	11	(10)	(90.9)
Other income	85	22	63	286.4	116	53	63	118.9
Total noninterest income	$653	$473	$180	38.1%	$1,230	$904	$326	36.1%

Trust and investment services income

Trust and investment services income is one of our largest sources of noninterest income and consists of brokerage commissions, trust and asset management commissions, and insurance income. The assets under management that primarily generate these revenues are shown in Figure 10. For the three months ended June 30, 2017, trust and investment services income increased $24 million, or 21.8%, compared to the same period one year ago, primarily due to the acquisition of First Niagara and assets under management market growth. Compared to the first quarter of 2017, trust and investment services income decreased $1 million, or .7%, due to lower insurance and brokerage commissions.

For the six months ended June 30, 2017, trust and investment services income was up $50 million, or 22.8%, from the six months ended June 30, 2016, primarily due to the acquisition of First Niagara.

A significant portion of our trust and investment services income depends on the value and mix of assets under management. At June 30, 2017, our bank, trust, and registered investment advisory subsidiaries had assets under management of $37.6 billion, compared to $34.5 billion at June 30, 2016. The increase in assets under management, as shown in Figure 10, was primarily attributable to the acquisition of First Niagara and growth in equity investments.
Figure 10. Assets Under Management

in millions	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
Assets under management by investment type:
Equity	$22,824	$22,522	$21,722	$21,568	$20,458
Securities lending	807	1,095	1,148	991	968
Fixed income	10,819	10,497	10,386	11,016	10,053
Money market	3,163	3,303	3,336	3,177	3,056
Total assets under management	$37,613	$37,417	$36,592	$36,752	$34,535

Investment banking and debt placement fees

Investment banking and debt placement fees consist of syndication fees, debt and equity financing fees, financial adviser fees, gains on sales of commercial mortgages, and agency origination fees. Investment banking and debt placement fees increased $37 million, or 37.8%, for the second quarter of 2017, related to strong commercial mortgage banking, underwriting, and advisory fees. Compared to the first quarter of 2017, investment banking and debt placement fees increased $8 million, or 6.3%, related to strong advisory fees.

For the six months ended June 30, 2017, investment banking and debt placement fees increased $93 million, or 55.0%, from the same period one year ago. This increase is primarily due to improved capital market conditions and activity compared to the first six months of 2016.

Service charges on deposit accounts

Service charges on deposit accounts increased $22 million, or 32.4%, for the three months ended June 30, 2017, compared to the same period one year ago. The increase from the three months ended June 30, 2016, was primarily due to the acquisition of First Niagara. Compared to the first quarter of 2017, service charges on deposit accounts increased $3 million, or 3.4%, primarily due to an increase in account analysis and other fees.

For the six months ended June 30, 2017, service charges on deposits accounts increased $44 million, or 33.1%, from the first half of 2016. In all fee categories, this increase was primarily due to the acquisition of First Niagara.

Cards and payments income

Cards and payments income, which consists of debit card, consumer and commercial credit card, and merchant services income, increased $18 million, or 34.6%, from the year-ago quarter. This increase was primarily due to the acquisition of First Niagara and to higher purchase and prepaid card fees in Key Corporate Bank. Compared to the first quarter of 2017, cards and payments income increased $5 million, or 7.7%, due to increased volume driving higher interchange income.

For the six months ended June 30, 2017, cards and payments income was $135 million, an increase of $37 million, or 37.8%, from the same period one year ago. This increase was primarily due to the acquisition of First Niagara and higher purchase and prepaid card fees in Key Corporate Bank.

Other income

Other income, which consists primarily of gains on sales of loans held for sale, other service charges, and certain dealer trading income, was up $63 million, or 286.4%, from the year-ago quarter. Compared to the first quarter of 2017, other income increased $54 million, or 174.2%. This increase was primarily attributable to a $64 million one-time gain from acquiring the remaining ownership in a merchant services joint venture.

For the six months ended June 30, 2017, other income was up $63 million, or 118.9%, from the same period one year ago. This increase was driven by a $64 million one-time gain related to our merchant services business.

Noninterest expense

As shown in Figure 11, noninterest expense was $995 million for the second quarter of 2017 compared to $751 million for the second quarter of 2016. The second quarter of 2017 included $44 million of merger-related charges compared to $45 million for the second quarter of 2016.

For the six months ended June 30, 2017, noninterest expense was $2.0 billion compared to $1.5 billion for the same period one year ago. Merger-related charges for the six months ended June 30, 2017, were $125 million compared to $69 million for the same period one year ago.

Figure 11. Noninterest Expense

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Personnel (a)	$551	$427	$124	29.0%	$1,107	$831	$276	33.2%
Net occupancy	78	59	19	32.2	165	120	45	37.5
Computer processing	55	45	10	22.2	115	88	27	30.7
Business services and professional fees	45	40	5	12.5	91	81	10	12.3
Equipment	27	21	6	28.6	54	42	12	28.6
Operating lease expense	21	14	7	50.0	40	27	13	48.1
Marketing	30	22	8	36.4	51	34	17	50.0
FDIC assessment	21	8	13	162.5	41	17	24	141.2
Intangible asset amortization	22	7	15	214.3	44	15	29	193.3
OREO expense, net	3	2	1	50.0	5	3	2	66.7
Other expense	142	106	36	34.0	295	196	99	50.5
Total noninterest expense	$995	$751	$244	32.5%	$2,008	$1,454	$554	38.1%
Merger-related charges (b)	44	45	(1)	(2.2)	125	69	56	81.2
Total noninterest expense excluding merger-related charges (c)	$951	$706	$245	34.7%	$1,883	$1,385	$498	36.0%

Average full-time equivalent employees (d)	18,344	13,419	4,925	36.7%	18,365	13,411	4,954	36.9%

(a)	Additional detail provided in Figure 13 entitled “Personnel Expense.”

(b)	Additional detail provided in Figure 12 entitled “Merger-Related Charges.”

(c)	Non-GAAP measure.

(d)	The number of average full-time equivalent employees has not been adjusted for discontinued operations.

Figure 12. Merger-Related Charges

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Personnel	$31	$35	$(4)	(11.4)%	$61	$51	$10	19.6%
Net occupancy	(1)	—	(1)	N/M	4	—	4	N/M
Business services and professional fees	6	5	1	20.0	11	12	(1)	(8.3)
Computer processing	2	—	2	N/M	7	—	7	N/M
Marketing	6	3	3	100.0	12	4	8	200.0
Other nonpersonnel expense	—	2	(2)	N/M	30	2	28	N/M
Noninterest expense	44	45	(1)	(2.2)	125	69	56	81.2
Total merger-related charges	$44	$45	$(1)	(2.2)%	$125	$69	$56	81.2%

Personnel

As shown in Figure 13, personnel expense, the largest category of our noninterest expense, increased by $124 million, or 29.0%, for the second quarter of 2017 compared to the year-ago quarter. This increase was primarily driven by the acquisition of First Niagara. Higher incentive compensation related to stronger capital markets performance also contributed to the year-over-year increase. Compared to the first quarter of 2017, personnel expense decreased $5 million, or .9%. Incentive and stock-based compensation and salaries expense increased but were more than offset by lower employee benefits expense.

For the six months ended June 30, 2017, personnel expense was up $276 million, or 33.2%, from the first half of 2016. This increase was primarily driven by the acquisition of First Niagara and higher incentive and stock-based compensation related to stronger capital markets performance.

Figure 13. Personnel Expense

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Salaries and contract labor	$332	$266	$66	24.8%	$656	$510	$146	28.6%
Incentive and stock-based compensation	137	101	36	35.6	264	190	74	38.9
Employee benefits	76	58	18	31.0	172	126	46	36.5
Severance	6	2	4	200.0	15	5	10	200.0
Total personnel expense	$551	$427	$124	29.0%	$1,107	$831	$276	33.2%
Merger-related charges	31	35	(4)	(11.4)	61	51	10	N/M
Total personnel expense excluding merger-related charges	$520	$392	$128	32.7%	$1,046	$780	$266	34.1%

Net occupancy

Net occupancy expense increased $19 million, or 32.2%, for the second quarter of 2017, compared to the same period one year ago. This increase was primarily due to the acquisition of First Niagara. Compared to the first quarter of 2017, net occupancy expense decreased $9 million, or 10.3%, primarily attributable to lower property reserve expenses and seasonal trends.

For the six months ended June 30, 2017, net occupancy expense increased $45 million, or 37.5%, from the six months ended June 30, 2016, primarily due to the acquisition of First Niagara.

Other expense

Other expense comprises various miscellaneous expense items. The $36 million, or 34.0%, increase in the current quarter compared to the same period one year ago reflects the impact of the First Niagara acquisition and other miscellaneous expenses. Other notable items which impacted the second quarter included a $20 million charitable contribution and $4 million benefit from purchase accounting finalization, both of which are reflected in other expense. Compared to the first quarter of 2017, other expense decreased $11 million, or 7.2%, primarily due to decreases in other miscellaneous expenses.

For the six months ended June 30, 2017, other expense increased $99 million, or 50.5%, from the six months ended June 30, 2016, primarily due to the impact of First Niagara, an increase in other miscellaneous expenses, and the $20 million charitable contribution made in the six months ended June 30, 2017.

Income taxes

We recorded tax expense from continuing operations of $158 million for the second quarter of 2017 and $69 million for the second quarter of 2016. For the six months ended June 30, 2017, we recorded tax expense from continuing operations of $252 million, compared to $125 million for the same period one year ago.

Our federal tax expense (benefit) differs from the amount that would be calculated using the federal statutory tax rate, primarily because we generate income from investments in tax-advantaged assets, such as corporate-owned life insurance and credits associated with renewable energy and low-income housing investments, and make periodic adjustments to our tax reserves. Tax expense for the three months ended June 30, 2017, and June 30, 2016, was affected by net discrete income tax benefits of $3 million and detriments of $6 million, respectively. The tax expense for the second quarter of 2017 was also impacted due to notable items of $1 million. Excluding those expenses, the tax expense for the second quarter of 2017 was $157 million.

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

Figure 14 summarizes the contribution made by each major business segment to our “taxable-equivalent revenue from continuing operations” and “income (loss) from continuing operations attributable to Key” for the three- and six-month periods ended June 30, 2017, and June 30, 2016.

Figure 14. Major Business Segments — Taxable-Equivalent Revenue from Continuing Operations and Income (Loss) from Continuing Operations Attributable to Key

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2017	2016	Amount	Percent	2017	2016	Amount	Percent
REVENUE FROM CONTINUING OPERATIONS (TE)
Key Community Bank	$1,012	$598	$414	69.2%	$1,919	$1,194	$725	60.7%
Key Corporate Bank	596	451	145	32.2	1,174	876	298	34.0
Other Segments	35	31	4	12.9	64	52	12	23.1
Total Segments	1,643	1,080	563	52.1	3,157	2,122	1,035	48.8
Reconciling Items (a)	(3)	(2)	(1)	N/M	(11)	(1)	(10)	N/M
Total	$1,640	$1,078	$562	52.1%	$3,146	$2,121	$1,025	48.3%
INCOME (LOSS) FROM CONTINUING OPERATIONS ATTRIBUTABLE TO KEY
Key Community Bank	$197	$80	$117	146.3%	$343	$154	$189	122.7%
Key Corporate Bank	222	135	87	64.4	404	253	151	59.7
Other Segments	28	25	3	12.0	49	39	10	25.6
Total Segments	447	240	207	86.3	796	446	350	78.5
Reconciling Items (a)	(40)	(41)	1	N/M	(65)	(60)	(5)	N/M
Total	$407	$199	$208	104.5%	$731	$386	$345	89.4%

(a)    Reconciling items consist primarily of the unallocated portion of merger-related charges and items not allocated to the business segments because they do not reflect their normal operations.

Key Community Bank summary of operations

•	Positive operating leverage from prior year

•	Net income increased $117 million, or 146.3%, from prior year

•	Average commercial and industrial loans increased $5.4 billion, or 41.2%, from the prior year

•	Average deposits increased $25.9 billion, or 48.2%, from the prior year

As shown in Figure 15, Key Community Bank recorded net income attributable to Key of $197 million for the second quarter of 2017, compared to $80 million for the year-ago quarter, benefiting from momentum in Key's core businesses, as well as the impact of the First Niagara acquisition.

TE net interest income increased by $284 million, or 72.4%, from the second quarter of 2016. The increase was primarily attributable to the acquisition of First Niagara, as well as benefit from the Federal Reserve rate increase. Average loans and leases increased $16.5 billion, or 53.3%, largely driven by a $5.4 billion, or 41.2%, increase in commercial and industrial loans. Additionally, average deposits increased $25.9 billion, or 48.2%, from one year ago.

Noninterest income increased $130 million, or 63.1%, from the year-ago quarter, driven by the acquisition of First Niagara, including the addition of Key Insurance and Benefits Services. Strength in cards and payments and higher assets under management balances from market growth also contributed to the increase. The increase in other noninterest income was largely driven by the one-time gain related to Key’s merchant services business.

The provision for credit losses increased by $22 million, or 88.0%, and net loan charge-offs increased $30 million, from the second quarter of 2016, primarily related to the acquisition of First Niagara.

Noninterest expense increased by $207 million, or 46.5%, from the year-ago quarter, largely driven by the acquisition of First Niagara, as well as an increase in core business activity and investments. Personnel expense increased $76 million, while non-personnel expense increased by $131 million, including higher intangible amortization expense and higher FDIC assessment expense.

Figure 15. Key Community Bank

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2017	2016	Amount	Percent	2017	2016	Amount	Percent
SUMMARY OF OPERATIONS
Net interest income (TE)	$676	$392	$284	72.4%	$1,306	$791	$515	65.1%
Noninterest income	336	206	130	63.1	613	403	210	52.1
Total revenue (TE)	1,012	598	414	69.2	1,919	1,194	725	60.7
Provision for credit losses	47	25	22	88.0	94	66	28	42.4
Noninterest expense	652	445	207	46.5	1,279	883	396	44.8
Income (loss) before income taxes (TE)	313	128	185	144.5	546	245	301	122.9
Allocated income taxes (benefit) and TE adjustments	116	48	68	141.7	203	91	112	123.1
Net income (loss) attributable to Key	$197	$80	$117	146.3%	$343	$154	$189	122.7%
AVERAGE BALANCES
Loans and leases	$47,431	$30,936	$16,495	53.3%	$47,235	$30,863	$16,372	53.0%
Total assets	51,419	32,963	18,456	56.0	51,192	32,910	18,282	55.6
Deposits	79,716	53,794	25,922	48.2	79,556	53,299	26,257	49.3
Assets under management at period end	$37,613	$34,535	$3,078	8.9%	$37,613	$34,535	$3,078	8.9%

ADDITIONAL KEY COMMUNITY BANK DATA

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2017	2016	Amount	Percent	2017	2016	Amount	Percent
NONINTEREST INCOME
Trust and investment services income	$99	$73	$26	35.6%	$197	$146	$51	34.9%
Services charges on deposit accounts	77	56	21	37.5	152	110	42	38.2
Cards and payments income	60	46	14	30.4	116	89	27	30.3
Other noninterest income	100	31	69	222.6	148	58	90	155.2
Total noninterest income	$336	$206	$130	63.1%	$613	$403	$210	52.1%
AVERAGE DEPOSITS OUTSTANDING
NOW and money market deposit accounts	$45,243	$30,144	$15,099	50.1%	$45,135	$29,788	$15,347	51.5%
Savings deposits	5,293	2,365	2,928	123.8	5,281	2,353	2,928	124.4
Certificates of deposits ($100,000 or more)	4,016	2,383	1,633	68.5	3,948	2,251	1,697	75.4
Other time deposits	4,640	3,245	1,395	43.0	4,666	3,221	1,445	44.9
Noninterest-bearing deposits	20,524	15,657	4,867	31.1	20,526	15,686	4,840	30.9
Total deposits	$79,716	$53,794	$25,922	48.2%	$79,556	$53,299	$26,257	49.3%
HOME EQUITY LOANS
Average balance	$12,330	$9,908
Combined weighted-average loan-to-value ratio (at date of origination)	71%	71%
Percent first lien positions	60	61
OTHER DATA
Branches	1,210	949
Automated teller machines	1,589	1,236

Key Corporate Bank summary of operations

•	Positive operating leverage compared to prior year

•	Average loan and lease balances up $9.1 billion, or 32.0%, from the prior year

•	Revenue up $145 million, or 32.2%, from the prior year

•	Investment banking and debt placement fees up $40 million, or 42.6%, from prior year

As shown in Figure 16, Key Corporate Bank recorded net income attributable to Key of $222 million for the second quarter of 2017, compared to $135 million for the same period one year ago.

Taxable-equivalent net interest income increased by $91 million, or 41.2%, compared to the second quarter of 2016 driven by higher earning asset yields and balances. Average loan and lease balances increased $9.1 billion, or 32.0%, from the year-ago quarter, primarily driven by the First Niagara acquisition as well as growth in commercial and industrial loans. Average deposit balances increased $2.0 billion, or 10.5%, from the year-ago quarter, mostly driven by the First Niagara acquisition.

Noninterest income was up $54 million, or 23.5%, from the prior year. This growth was mostly due to $40 million of higher investment banking and debt placement fees related to stronger commercial mortgage banking, underwriting, and advisory fees, as well as an increase of $7 million in operating lease income and other leasing gains related to higher originations. Additional increases of $4 million in both cards and payments income and other noninterest income were partially offset by a $2 million decrease in trust and investment services income.

The provision for credit losses decreased $11 million, or 36.7%, compared to the second quarter of 2016 due to $8 million of lower net loan charge-offs and improvement in the oil and gas portfolio.

Noninterest expense increased by $40 million, or 15.4%, from the second quarter of 2016. The increase from the prior year, reflected in both personnel and nonpersonnel expense, was largely driven by the acquisition of First Niagara, higher performance-based compensation and various other items, including operating lease, FDIC, and cards and payments expenses.

Figure 16. Key Corporate Bank

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2017	2016	Amount	Percent	2017	2016	Amount	Percent
SUMMARY OF OPERATIONS
Net interest income (TE)	$312	$221	$91	41.2%	$616	$439	$177	40.3%
Noninterest income	284	230	54	23.5	558	437	121	27.7
Total revenue (TE)	596	451	145	32.2	1,174	876	298	34.0
Provision for credit losses	19	30	(11)	(36.7)	36	73	(37)	(50.7)
Noninterest expense	299	259	40	15.4	601	496	105	21.2
Income (loss) before income taxes (TE)	278	162	116	71.6	537	307	230	74.9
Allocated income taxes and TE adjustments	56	29	27	93.1	134	56	78	139.3
Net income (loss)	$222	$133	$89	66.9	$403	$251	$152	60.6
Less: Net income (loss) attributable to noncontrolling interests	—	(2)	2	N/M	(1)	(2)	1	N/M
Net income (loss) attributable to Key	$222	$135	$87	64.4%	$404	$253	$151	59.7%
AVERAGE BALANCES
Loans and leases	$37,750	$28,607	$9,143	32.0%	$37,744	$28,164	$9,580	34.0%
Loans held for sale	1,000	591	409	69.2	1,048	701	347	49.5
Total assets	44,177	33,908	10,269	30.3	44,175	33,658	10,517	31.2
Deposits	21,146	19,129	2,017	10.5%	21,075	18,602	2,473	13.3%

ADDITIONAL KEY CORPORATE BANK DATA

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2017	2016	Amount	Percent	2017	2016	Amount	Percent
NONINTEREST INCOME
Trust and investment services income	$35	$37	$(2)	(5.4)%	$72	$73	$(1)	(1.4)%
Investment banking and debt placement fees	134	94	40	42.6	258	164	94	57.3
Operating lease income and other leasing gains	22	15	7	46.7	43	28	15	53.6

Corporate services income	38	40	(2)	(5.0)	75	78	(3)	(3.8)
Service charges on deposit accounts	13	12	1	8.3	25	23	2	8.7
Cards and payments income	10	6	4	66.7	19	9	10	111.1
Payments and services income	61	58	3	5.2	119	110	9	8.2

Mortgage servicing fees	12	10	2	20.0	28	22	6	27.3
Other noninterest income	20	16	4	25.0	38	40	(2)	(5.0)
Total noninterest income	$284	$230	$54	23.5%	$558	$437	$121	27.7%

Other Segments

Other Segments consist of Corporate Treasury, Key’s Principal Investing unit, and various exit portfolios. Other Segments generated net income attributable to Key of $28 million for the second quarter of 2017, compared to $25 million for the same period last year, driven by increases in operating lease income and other leasing gains and corporate-owned life insurance income.

Financial Condition

Loans and loans held for sale

At June 30, 2017, total loans outstanding from continuing operations were $86.5 billion, compared to $86.0 billion at December 31, 2016. Loans related to the discontinued operations of the education lending business and excluded from total loans were $1.4 billion at June 30, 2017, and $1.6 billion at December 31, 2016. For more information on balance sheet carrying value, see Note 1 (“Summary of Significant Accounting Policies”) under the headings “Loans” and “Loans Held for Sale” on page 107 of our 2016 Form 10-K.

During the second quarter of 2017, Key finalized the fair value of the First Niagara acquired loan portfolio, adjusting the discount from $548 million to $603 million. At June 30, 2017, $345 million of the fair value discount remained. For more information on the financial sattement impact of the finalization of the First Niagara acquired loan portforlio, see Note 2 (“Business Combination”).

Commercial loan portfolio

Commercial loans outstanding were $62.6 billion at June 30, 2017, an increase of $723 million, or 1.2%, compared to December 31, 2016, primarily driven by an increase in commercial and industrial loans. Figure 17 provides our commercial loan portfolios by industry classification at June 30, 2017, and December 31, 2016.

Figure 17. Commercial Loans by Industry

June 30, 2017	Commercial and industrial	Commercial real estate	Commercial lease financing	Total commercial loans	Percent of total
dollars in millions
Industry classification:
Agricultural	$671	$163	$70	$904	1.4%
Automotive	2,269	474	86	2,829	4.6
Business products	1,837	151	58	2,046	3.3
Business services	2,605	163	270	3,038	4.9
Commercial real estate	5,237	10,969	25	16,231	25.9
Construction materials and contractors	1,745	337	124	2,206	3.5
Consumer discretionary	3,784	547	403	4,734	7.6
Consumer services	2,854	950	231	4,035	6.4
Equipment	1,633	141	137	1,911	3.1
Financial	3,888	84	319	4,291	6.9
Healthcare	3,104	2,479	446	6,029	9.6
Materials manufacturing and mining	1,953	125	139	2,217	3.5
Media	509	23	52	584.9
Oil and gas	914	19	50	983	1.6
Public exposure	2,350	62	1,062	3,474	5.5
Technology	499	6	10	515.8
Transportation	1,439	261	886	2,586	4.1
Utilities	3,147	6	369	3,522	5.6
Other	476	21	—	497.8
Total	$40,914	$16,981	$4,737	$62,632	100.0%

December 31, 2016	Commercial and industrial	Commercial real estate	Commercial lease financing	Total commercial loans	Percent of total
dollars in millions
Industry classification:
Agricultural	$844	$194	$151	$1,189	1.9%
Automotive	2,139	491	74	2,704	4.4
Business products	1,243	152	31	1,426	2.3
Business services	2,648	179	303	3,130	5.1
Commercial real estate	4,759	11,235	2	15,996	25.8
Construction materials and contractors	1,282	307	79	1,668	2.7
Consumer discretionary	3,367	539	314	4,220	6.8
Consumer services	2,281	749	66	3,096	5.0
Equipment	1,582	107	87	1,776	2.9
Financial	3,864	95	296	4,255	6.9
Healthcare	3,487	2,577	526	6,590	10.6
Materials manufacturing and mining	2,743	276	212	3,231	5.2
Media	478	18	70	566.9
Oil and gas	1,094	27	62	1,183	1.9
Public exposure	2,621	311	1,204	4,136	6.7
Technology	485	6	34	525.8
Transportation	940	148	923	2,011	3.3
Utilities	3,441	26	251	3,718	6.0
Other	470	19	—	489.8
Total	$39,768	$17,456	$4,685	$61,909	100.0%

Commercial and industrial. Our commercial and industrial loans represented 47% of our total loan portfolio at June 30, 2017, and 46% at December 31, 2016, and are the largest component of our total loans. These loans are originated by both Key Corporate Bank and Key Community Bank and consist of fixed and variable rate loans to our large, middle market, and small business clients.

Commercial and industrial loans increased $1.1 billion, or 2.9%, from December 31, 2016, with Key Corporate Bank increasing $459 million, Key Community Bank up $731 million, and Other Segments decreasing $44 million. This growth was partially attributable to growth within our middle market segment driven by increased production and productivity.

Our largest commercial and industrial loan industry classification, commercial real estate, increased by 10.0%, when compared to December 31, 2016. We experienced growth in our transportation, business products, and construction materials and contractors commercial and industrial loan classifications, increasing 53.1%, 47.8%, and 36.1%, respectively, from December 31, 2016. Partially offsetting these increases, the materials manufacturing and mining and healthcare commercial and industrial loan classifications, which represented approximately 5% and 8%, respectively, of the commercial and industrial loan portfolio at June 30, 2017, decreased 28.8% and 11.0%, respectively, from December 31, 2016.

Commercial real estate loans. Our commercial real estate lending business is conducted through two primary sources: our 15-state banking franchise, and KeyBank Real Estate Capital, a national line of business that cultivates relationships with owners of commercial real estate located both within and beyond the branch system. This line of business deals primarily with nonowner-occupied properties (generally properties for which at least 50% of the debt service is provided by rental income from nonaffiliated third parties) and accounted for approximately 70% of our average year-to-date commercial real estate loans for the three months ended June 30, 2017, and June 30, 2016. KeyBank Real Estate Capital generally focuses on larger owners and operators of commercial real estate.

Commercial real estate loans totaled $17.0 billion at June 30, 2017, and December 31, 2016, and represented 20% of our total loan portfolio at June 30, 2017, and December 31, 2016, respectively. The $475 million decrease from December 31, 2016, was due to an increase in paydowns and payoffs in our real estate—commercial mortgage loan portfolio. These loans, which include both owner- and nonowner-occupied properties, represented 27% or our commercial loan portfolio at June 30, 2017, and 28% at December 31, 2016.

Figure 18 includes commercial mortgage and construction loans in both Key Community Bank and Key Corporate Bank. As shown in Figure 18, this loan portfolio is diversified by both property type and geographic location of the underlying collateral.

As presented in Figure 18, at June 30, 2017, our commercial real estate portfolio included commercial mortgage loans of $14.8 billion and construction loans of $2.2 billion, representing 17% and 3%, respectively, of our total loans. At June 30, 2017, nonowner-occupied loans represented 16% of our total loans and owner-occupied loans represented 4% of our total loans. The average size of commercial mortgage loans originated during the second quarter of 2017 was $4.8 million, and our largest commercial mortgage loan at June 30, 2017, had a balance of $98 million. At June 30, 2017, our average construction loan commitment was $9.3 million, our largest construction loan commitment was $65 million, and our largest construction loan amount outstanding was $60.6 million.

Also shown in Figure 18, 79% of our commercial real estate loans at June 30, 2017, were for nonowner-occupied properties compared to 78% at December 31, 2016. Approximately 15% of these loans were construction loans at June 30, 2017, and 17% were construction loans at December 31, 2016. Typically, these properties are not fully leased at the origination of the loan. The borrower relies upon additional leasing through the life of the loan to provide the cash flow necessary to support debt service payments. A significant decline in economic growth, and in turn in rental rates and occupancy, would adversely affect our portfolio of construction loans.

Figure 18. Commercial Real Estate Loans

	Geographic Region (a)							Total	Percent of Total	Construction	Commercial Mortgage
dollars in millions	West	Southwest	Central	Midwest	Southeast	Northeast	National
June 30, 2017
Nonowner-occupied:
Retail properties	$209	$123	$123	$328	$257	$796	$238	$2,074	12.2%	$245	$1,829
Multifamily properties	298	156	723	589	979	2,248	113	5,106	30.1	1,234	3,872
Health facilities	259	—	143	217	321	1,138	144	2,222	13.1	99	2,123
Office buildings	186	7	96	157	252	1,065	37	1,800	10.6	165	1,635
Warehouses	87	21	115	93	107	369	36	828	4.9	76	752
Manufacturing facilities	5	—	2	35	14	73	37	166	1.0	25	141
Hotels/Motels	14	—	16	5	25	201	18	279	1.6	32	247
Residential properties	1	—	—	2	2	193	—	198	1.1	78	120
Land and development	12	—	1	3	11	102	—	129.8		56	73
Other	54	11	26	38	44	344	98	615	3.6	67	548
Total nonowner-occupied	1,125	318	1,245	1,467	2,012	6,529	721	13,417	79.0	2,077	11,340
Owner-occupied	954	7	259	599	183	1,562	—	3,564	21.0	91	3,473
Total	$2,079	$325	$1,504	$2,066	$2,195	$8,091	$721	16,981	100.0%	$2,168	$14,813
December 31, 2016
Total	$2,032	$291	$1,508	$2,281	$2,304	$8,340	$700	$17,456		$2,345	$15,111
June 30, 2017
Nonowner-occupied:
Nonperforming loans	1	—	—	6	12	13	—	32	N/M	7	25
Accruing loans past due 90 days or more	—	—	—	3	2	5	—	10	N/M	—	10
Accruing loans past due 30 through 89 days	3	—	—	4	—	17	—	24	N/M	2	22

(a)Regions are defined as follows

West –	Alaska, California, Hawaii, Idaho, Montana, Oregon, Washington, and Wyoming
Southwest –	Arizona, Nevada, and New Mexico
Central –	Arkansas, Colorado, Oklahoma, Texas, and Utah
Midwest –	Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, and Wisconsin
Southeast –	Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, Washington D.C., and West Virginia
Northeast –	Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, and Vermont
National –	Accounts in three or more regions

Nonperforming loans related to nonowner-occupied properties increased by $10 million from December 31, 2016, to $32 million at June 30, 2017. Our nonowner-occupied commercial real estate portfolio has decreased by 1.8%, or approximately $244 million, since December 31, 2016. The decline reflects overall business activity and payoffs in our KeyBank Real Estate Capital line of business.

Commercial lease financing. We conduct commercial lease financing arrangements through our KEF line of business. Commercial lease financing receivables represented 8% of commercial loans at June 30, 2017, and December 31, 2016.

Commercial TDRs

We modify and extend certain commercial loans in the normal course of business for our clients. Loan modifications vary and are handled on a case-by-case basis with strategies responsive to the specific circumstances of each loan and borrower. In many cases, borrowers have other resources and can reinforce the credit with additional capital, collateral, guarantees, or other income sources. For more information on concession types for our commercial accruing and nonaccruing TDRs, see Note 5 (“Asset Quality”), and the section titled “Loans and loans held for sale” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 57 of our 2016 Form 10-K.

Figure 19. Commercial TDRs by Accrual Status

in millions	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
Commercial TDRs by Accrual Status
Nonaccruing	$106	$70	$51	$67	$33
Accruing	18	16	16	18	20
Total Commercial TDRs	$124	$86	$67	$85	$53

Consumer loan portfolio

Consumer loans outstanding decreased by $258 million, or 1.1%, from December 31, 2016, mostly related to continued decline in the home equity loan portfolio, largely the result of paydowns on home equity lines of credit.

The home equity portfolio is the largest segment of our consumer loan portfolio. Approximately 99% of this portfolio at June 30, 2017, was originated from our Key Community Bank within our 15-state footprint. The remainder of the portfolio, which has been in an exit mode since the fourth quarter of 2007, was originated from the Consumer Finance line of business and is now included in Other Segments.

As shown in Figure 15, we held the first lien position for approximately 60% of the Key Community Bank home equity portfolio at June 30, 2017, and 61% at June 30, 2016. At June 30, 2017, 40% of the Key Community Bank home equity portfolio was secured by second lien mortgages. For consumer loans with real estate collateral, we track borrower performance monthly. Regardless of the lien position, credit metrics are refreshed quarterly, including recent FICO scores as well as original and updated loan-to-value ratios. This information is used in establishing the ALLL. Our methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” beginning on page 109 of our 2016 Form 10-K.

Loans held for sale

As shown in Note 4 (“Loans and Loans Held for Sale”), our loans held for sale increased to $1.7 billion at June 30, 2017, from $1.1 billion at December 31, 2016. At June 30, 2017, loans held for sale included $338 million of commercial and industrial loans, which increased $319 million from December 31, 2016; $1.3 billion of commercial mortgage loans, which increased $310 million from December 31, 2016; $63 million of residential mortgage loans, which increased $1 million from December 31, 2016; and $10 million of commercial lease financing, which increased $10 million from December 31, 2016.

Loan sales

As shown in Figure 20, during the first six months of 2017, we sold $4.1 billion of commercial real estate loans, $424 million of residential real estate loans, $97 million of commercial lease financing loans, and $254 million of commercial loans. Most of these sales came from the held-for-sale portfolio; however, $77 million of these loan sales related to the held-to-maturity portfolio.

Loan sales classified as held for sale generated net gains of $74 million in the first six months of 2017 and are included in “investment banking and debt placement fees” and “other income” on the income statement.

Among the factors that we consider in determining which loans to sell are:

•	our business strategy for particular lending areas;

•	whether particular lending businesses meet established performance standards or fit with our relationship banking strategy;

•	our A/LM needs;

•	the cost of alternative funding sources;

•	the level of credit risk;

•	capital requirements; and

•	market conditions and pricing.

Figure 20 summarizes our loan sales for the first six months of 2017 and all of 2016.

Figure 20. Loans Sold (Including Loans Held for Sale)

in millions	Commercial	Commercial Real Estate	Commercial Lease Financing	Residential Real Estate	Total
2017
Second quarter	205	2,097	14	230	2,546
First quarter	$49	$2,011	$83	$194	$2,337
Total	$254	$4,108	$97	$424	$4,883
2016
Fourth quarter	$83	$2,521	$93	$232	$2,929
Third quarter	105	1,791	52	260	$2,208
Second quarter	83	1,518	121	111	$1,833
First quarter	46	925	88	89	$1,148
Total	$317	$6,755	$354	$692	$8,118

Figure 21 shows loans that are either administered or serviced by us, but not recorded on the balance sheet; this includes loans that were sold.

Figure 21. Loans Administered or Serviced

in millions	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
Commercial real estate loans	$218,667	$218,387	$218,135	$213,998	$213,879
Residential mortgage	4,345	4,272	4,198	—	—
Education loans	1,019	1,067	1,122	1,172	1,226
Commercial lease financing	833	916	899	930	930
Commercial loans	446	427	418	1,461	355
Total	$225,310	$225,069	$224,772	$217,561	$216,390

In the event of default by a borrower, we are subject to recourse with respect to approximately $2.8 billion of the $225.3 billion of loans administered or serviced at June 30, 2017. Additional information about this recourse arrangement is included in Note 16 (“Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with FNMA.”

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

Securities

Our securities portfolio totaled $28.7 billion at June 30, 2017, compared to $30.4 billion at December 31, 2016. Available-for-sale securities were $18.0 billion at June 30, 2017, compared to $20.2 billion at December 31, 2016. Held-to-maturity securities were $10.6 billion at June 30, 2017, and $10.2 billion at December 31, 2016.

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

Figure 22. Mortgage-Backed Securities by Issuer

in millions	June 30, 2017	December 31, 2016
FHLMC	$5,876	$6,415
FNMA	8,764	9,879
GNMA	13,809	13,920
Total (a)	$28,449	$30,214

(a) Includes securities held in the available-for-sale and held-to-maturity portfolios.

Securities available for sale

The majority of our securities available for sale portfolio consists of federal agency CMOs and mortgage-backed securities. CMOs are debt securities secured by a pool of mortgages or mortgage-backed securities. These mortgage securities generate interest income, serve as collateral to support certain pledging agreements, and provide liquidity value under regulatory requirements. At June 30, 2017, we had $17.8 billion invested in CMOs and other mortgage-backed securities in the available-for-sale portfolio, compared to $20.0 billion at December 31, 2016.

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

Our investing activities continue to complement other balance sheet developments and provide for our ongoing liquidity management needs. Our actions to not reinvest the monthly security cash flows at various times provide the liquidity necessary to address our funding requirements. These funding requirements include ongoing loan growth and occasional debt maturities. At other times, we may make additional investments that go beyond the replacement of maturities or mortgage security cash flows as our liquidity position and/or interest rate risk management strategies may require. Lastly, our focus on investing in high quality liquid assets, including GNMA securities, is related to liquidity management strategies to satisfy regulatory requirements.

Figure 23 shows the composition, yields, and remaining maturities of our securities available for sale. For more information about these securities, including gross unrealized gains and losses by type of security and securities pledged, see Note 7 (“Securities”).

Figure 23. Securities Available for Sale

dollars in millions	U.S. Treasury, Agencies, and Corporations	States and Political Subdivisions	Agency Residential Collateralized Mortgage Obligations (a)	Agency Residential Mortgage-backed Securities (a)	Agency Commercial Mortgage-backed Securities	Other Securities (b)		Total		Weighted-Average Yield (c)
June 30, 2017
Remaining maturity:
One year or less	$9	$3	$127	$20	—	—		$159		2.98%
After one through five years	45	8	13,126	1,204	$1,807	$10		16,200		2.05
After five through ten years	113	—	1,038	394	90	9		1,644		2.08
After ten years	1	—	—	20	—	—		21		2.92
Fair value	$168	$11	$14,291	$1,638	$1,897	$19		$18,024		—
Amortized cost	170	10	14,469	1,646	1,941	17		18,253		2.06%
Weighted-average yield (c)	1.79%	6.19%	2.04%	2.11%	2.23%	—	(d)	2.06%	(d)	—
Weighted-average maturity	4.7 years	2.1 years	3.8 years	3.9 years	4.1 years	3.4 years		3.9 years		—
December 31, 2016
Fair value	$184	$11	$16,408	$1,846	$1,743	$20		$20,212		—
Amortized cost	188	11	16,652	1,857	1,778	21		20,507		2.00%

(a)	Maturity is based upon expected average lives rather than contractual terms.

(b)	Includes primarily marketable equity securities.

(c)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a TE basis using the statutory federal income tax rate of 35%.

(d)	Excludes $19 million of securities at June 30, 2017, that have no stated yield.

Held-to-maturity securities

Federal agency CMOs and mortgage-backed securities constitute essentially all of our held-to-maturity securities. The remaining balance comprises primarily foreign bonds. Figure 24 shows the composition, yields, and remaining maturities of these securities.

Figure 24. Held-to-Maturity Securities

dollars in millions	Agency Residential Collateralized Mortgage Obligations	Agency Residential Mortgage-backed Securities	Agency Commercial Mortgage-backed Securities	Other Securities	Total	Weighted-Average Yield (a)
June 30, 2017
Remaining maturity:
One year or less	$64	—	—	—	$64	2.32%
After one through five years	7,029	—	$593	$15	7,637	1.99
After five through ten years	1,123	$630	576	—	2,329	2.43
After ten years	—	—	608	—	608	2.66
Amortized cost	$8,216	$630	$1,777	$15	$10,638	2.13%
Fair value	8,071	627	1,750	15	10,463	—
Weighted-average yield	1.96%	2.69%	2.69%	2.85%	2.13%	—
Weighted-average maturity	3.9 years	6.9 years	7.8 years	2.1 years	4.7 years	—
December 31, 2016
Amortized cost	$8,404	$629	$1,184	$15	$10,232	2.05%
Fair value	8,232	624	1,136	15	10,007	—

(a)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a TE basis using the statutory federal income tax rate of 35%.

Other investments

Principal investments — investments in equity and debt instruments made by our principal investing unit — represented 21% of other investments at June 30, 2017, and 25% at December 31, 2016. They include direct investments (investments made in a particular company) as well as indirect investments (investments made through funds that include other investors). Principal investments are predominantly made in privately held companies and are carried at fair value. The fair value of the direct investments was $15 million at June 30, 2017, and $27 million at December 31, 2016, while the fair value of the indirect investments was $148 million at June 30, 2017, and $158 million at December 31, 2016. Under the requirements of the Volcker Rule, we will be required to dispose of some or all of our indirect principal investments. The Federal Reserve extended the conformance period to July 21, 2017, for all banking entities with respect to covered funds. On January 13, 2017, Key filed for an additional extension for illiquid funds, to retain certain indirect investments until the earlier of the date on which the investment is conformed or is expected to mature, or July 21, 2022. The application for an extension was approved on February 14, 2017. As of June 30, 2017, we have not committed to a plan to sell these investments. Therefore, these investments continue to be valued using the net asset value per share methodology. For more information about the Volcker Rule, see the discussion in Item 1 under the heading “Other Regulatory Developments under the Dodd-Frank Act — ‘Volcker Rule’” in the section entitled “Supervision and Regulation” beginning on page 16 of our 2016 Form 10-K.

Prior to June 30, 2017, “other investments” included real estate-related investments that were carried at fair value, as well as other types of investments that generally were carried at cost, in addition to principal investments. These real estate-related investments were valued $6 million at December 31, 2016. Additional information pertaining to the equity investment is included in the “Assets and Liabilities Measured at Fair Value on a Recurring Basis” section of Note 6 (“Fair Value Measurements”).

Most of our other investments are not traded on an active market. We determine the fair value at which these investments should be recorded based on the nature of the specific investment and all available relevant information. This review may encompass such factors as the issuer’s past financial performance and future potential, the values of public companies in comparable businesses, the risks associated with the particular business or investment type, current market conditions, the nature and duration of resale restrictions, the issuer’s payment history, our knowledge of the industry, third-party data, and other relevant factors. During the first six months of 2017, net gains from our principal investing activities (including results attributable to noncontrolling interests) totaled $1 million, which includes $13 million of net unrealized losses. These net gains are recorded as “net gains (losses) from principal investing” on the income statement. Additional information regarding these investments is provided in Note 6 (“Fair Value Measurements”).

Deposits and other sources of funds

Domestic deposits are our primary source of funding. The composition of our average deposits is shown in Figure 7 in the section entitled “Net interest income.” During the second quarter of 2017, average deposits totaled $102.8 billion, an increase of $28.9 billion compared to the year-ago quarter, primarily reflecting the acquisition of First Niagara and core retail and commercial deposit growth. Compared to the first quarter of 2017, average deposits increased by $701 million, driven by growth in certificates of deposits and NOW and money market deposit accounts, partly offset by a decline in escrow deposits. During the quarter, Key also experienced a shift in deposit mix from noninterest-bearing and low-cost interest-bearing deposits to higher-yielding deposit products. On a period end basis, total deposits decreased $1.1 billion compared to the linked-quarter, largely the result of seasonal deposit growth that occurred in the first quarter of 2017. As of June 30, 2017, period-end deposits represented 87.2% of the funds we used to support loans and other earning assets, compared to 85.2% at December 31, 2016.

Wholesale funds, consisting of short-term borrowings, averaged $1.7 billion during the second quarter of 2017, compared to $1.0 billion during the second quarter of 2016. The change from the second quarter of 2016 was caused by increases of $129 million in federal funds purchased and securities sold under repurchase agreements, and $522 million in bank notes and other short-term borrowings.

Capital

At June 30, 2017, our shareholders’ equity was $15.3 billion, up $13 million from December 31, 2016. The following sections discuss certain factors that contributed to this change. For other factors that contributed to the change, see the Consolidated Statements of Changes in Equity and Note 18 (“Shareholders' Equity”).

CCAR and capital actions

As part of its ongoing supervisory process, the Federal Reserve requires BHCs like KeyCorp to submit an annual comprehensive capital plan and to update that plan to reflect material changes in the BHC’s risk profile, business strategies, or corporate structure, including but not limited to changes in planned capital actions. The 2016 capital plan, which was effective through the second quarter of 2017, included a Common Share repurchase program of up to $350 million, which included repurchases to offset issuances of common shares under our employee compensation plans. We completed $94 million of Common Share repurchases, including $88 million of Common Share repurchases in the open market and $6 million of Common Share repurchases related to employee equity compensation programs in the second quarter of 2017 under this authorization.

In April 2017, we submitted to the Federal Reserve and provided to the OCC our 2017 capital plan under the annual CCAR process. On June 28, 2017, the Federal Reserve announced that it did not object to our 2017 capital plan. For more information on our 2017 capital plan actions, see Note 18 (“Shareholders' Equity “).

Dividends

As previously reported, our 2016 capital plan proposed an increase in our quarterly common share dividend from $.085 to $.095 per Common Share for the second quarter of 2017 which was approved by our Board in May 2017. Other changes to future dividends may be evaluated by the Board based upon our earnings, financial condition, and other factors, including regulatory review. Further information regarding the capital planning process and CCAR is included under the heading “Capital planning and stress testing” in the “Supervision and Regulation” section beginning on page 12 of our 2016 Form 10-K.

Consistent with the 2016 capital plan, we made a dividend payment of $.095 per share, or $104 million, on our Common Shares during the second quarter of 2017.

During the second quarter of 2017, we made the following dividend payments on our preferred stock:

•	$12.50 per depositary share, or $6 million, on the depositary shares related to our Series D Preferred Stock; and

•	$.382813 per depositary share, or $8 million, on the depositary shares related to our Series E Preferred Stock.

Common shares outstanding

Our Common Shares are traded on the NYSE under the symbol KEY with 33,735 holders of record at June 30, 2017. Our book value per Common Share was $13.02 based on 1.093 billion shares outstanding at June 30, 2017, compared to $12.58 per Common Share based on 1.079 billion shares outstanding at December 31, 2016. At June 30, 2017, our tangible book value per Common Share was $10.40, compared to $9.99 per Common Share at December 31, 2016.

Figure 25 shows activities that caused the change in outstanding common shares over the past five quarters.

Figure 25. Changes in Common Shares Outstanding

	2017		2016
in thousands	Second	First	Fourth	Third	Second
Shares outstanding at beginning of period	1,097,479	1,079,314	1,082,055	842,703	842,290
Open market repurchases and return of shares under employee compensation plans	(5,072)	(8,673)	(4,380)	(5,240)	—
Shares issued under employee compensation plans (net of cancellations)	332	6,270	1,642	4,857	413
Series A Preferred Stock exchanged for common shares	—	20,568	—	—	—
Common shares issued to acquire First Niagara	—	—	(3)	239,735	—
Shares outstanding at end of period	1,092,739	1,097,479	1,079,314	1,082,055	842,703

As shown above, Common Shares outstanding decreased by 4.7 million shares during the second quarter of 2017. This decrease was primarily due to common share repurchases under our 2016 capital plan.

At June 30, 2017, we had 164.0 million treasury shares, compared to 177.4 million treasury shares at December 31, 2016. Going forward we expect to reissue treasury shares as needed in connection with stock-based compensation awards and for other corporate purposes.

Information on repurchases of Common Shares by KeyCorp is included in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this report.

Capital adequacy

Capital adequacy is an important indicator of financial stability and performance. All of KeyCorp’s capital ratios remained in excess of regulatory requirements at June 30, 2017. Our capital and liquidity levels are intended to position us to weather an adverse credit cycle while continuing to serve our clients’ needs, as well as to meet the Regulatory Capital Rules described in the “Supervision and regulation” section of Item 2 of this report. Our shareholders’ equity to assets ratio was 11.23% at June 30, 2017, compared to 11.17% at December 31, 2016. Our tangible common equity to tangible assets ratio was 8.56% at June 30, 2017, compared to 8.09% at December 31, 2016.

The capital modifications mandated by the Regulatory Capital Rules, which became effective on January 1, 2015, for KeyCorp, require higher and better-quality capital and introduced a new capital measure, “Common Equity Tier 1.” The Rules phased out the treatment of certain capital securities and cumulative preferred securities as eligible Tier 1 capital. The phase-out period, which began January 1, 2015, for “standardized approach” banking organizations such as KeyCorp, resulted in our trust preferred securities issued by the KeyCorp capital trusts and acquired from First Niagara, being treated only as Tier 2 capital starting in 2016. The new minimum capital and leverage ratios under the Regulatory Capital Rules, together with the estimated ratios of KeyCorp at June 30, 2017, calculated on a fully phased-in basis, are set forth under the heading “New minimum capital and leverage ratio requirements” in the “Supervision and regulation” section in Item 2 of this report. Beginning with the implementation of the Regulatory Capital Rules, deferred tax assets that arise from net operating loss and tax credit carryforwards are deductible from Common Equity Tier 1 on a phase-in basis.

As of January 1, 2016, KeyCorp (and its banking subsidiaries) were each required to maintain, on a consolidated basis, a minimum Common Equity Tier 1 capital ratio of 4.5%, Tier 1 risk-based capital ratio of 6.0%, a total risk-based capital ratio of 8.0%, and a Tier 1 leverage ratio of 4.0%. At June 30, 2017, our Common Equity Tier 1 capital ratio, Tier 1 risk-based capital ratio, total risk-based capital ratio, and Tier 1 leverage ratio were 9.91%, 10.73%, 12.64%, and 9.95%, respectively, compared to 9.54%, 10.89%, 12.85%, and 9.90%, respectively, at December 31, 2016. Information regarding the regulatory capital ratios of KeyCorp’s banking subsidiaries is presented annually, in Note 23 (“Shareholders' Equity”) beginning on page 198 of our 2016 Form 10-K. Figure 26 presents more detail on the risk based capital ratios.

Figure 26. Capital Components and Risk-Weighted Assets

	dollars in millions	June 30, 2017	December 31, 2016
COMMON EQUITY TIER 1
Key shareholders’ equity (GAAP)		$15,253	$15,240
Less:	Preferred Stock (a)	1,009	1,640
	Common Equity Tier 1 capital before adjustments and deductions	14,244	13,600
Less:	Goodwill, net of deferred taxes	2,411	2,405
	Intangible assets, net of deferred taxes	257	155
	Deferred tax assets	5	4
	Net unrealized gains (losses) on available-for-sale securities, net of deferred taxes	(145)	(185)
	Accumulated gains (losses) on cash flow hedges, net of deferred taxes	(64)	(52)
	Amounts in AOCI attributed to pension and postretirement benefit costs, net of deferred taxes	(334)	(339)
	Total Common Equity Tier 1 capital	$12,114	$11,612
TIER 1 CAPITAL
Common Equity Tier 1		$12,114	$11,612
Additional Tier 1 capital instruments and related surplus		1,009	1,640
Non-qualifying capital instruments subject to phase-out		—	—
Less:	Deductions	2	3
	Total Tier 1 capital	13,121	13,249
TIER 2 CAPITAL
Tier 2 capital instruments and related surplus		1,389	1,450
Allowance for losses on loans and liability for losses on lending-related commitments (b)		941	939
Net unrealized gains on available-for-sale preferred stock classified as an equity security		—	—
Less:	Deductions	—	—
	Total Tier 2 capital	2,330	2,389
	Total risk-based capital	$15,451	$15,638
RISK-WEIGHTED ASSETS
Risk-weighted assets on balance sheet		$95,627	$94,959
Risk-weighted off-balance sheet exposure		25,296	25,848
Market risk-equivalent assets		1,340	864
Gross risk-weighted assets		122,263	121,671
Less:	Excess allowance for loan and lease losses	—	—
	Net risk-weighted assets	$122,263	$121,671
AVERAGE QUARTERLY TOTAL ASSETS		$131,832	$133,795
CAPITAL RATIOS
Tier 1 risk-based capital		10.73%	10.89%
Total risk-based capital		12.64	12.85
Leverage (c)		9.95	9.90
Common Equity Tier 1 (d)		9.91	9.54

(a)	Net of capital surplus.

(b)
The ALLL included in Tier 2 capital is limited by regulation to 1.25% of the institution’s standardized total risk-weighted assets (excluding its standardized market risk-weighted assets). The ALLL includes $21 million and $24 million of allowance classified as “discontinued assets” on the balance sheet at June 30, 2017, and December 31, 2016, respectively.

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
The MRM, as the second line of defense, is an independent risk management function that partners with the lines of business to identify, measure, and monitor market risks throughout our company. The MRM is responsible for ensuring transparency of significant market risks, monitoring compliance with established limits, and escalating limit exceptions to appropriate senior management. The various business units and trading desks are responsible for ensuring that market risk exposures are well-managed and prudent. Market risk is monitored through various measures, such as VaR, and through routine stress testing, sensitivity, and scenario analyses. The MRM conducts stress tests for each covered position using historical worst case and standard shock scenarios. VaR, stressed VaR, and other analyses are prepared daily and distributed to appropriate management.

Covered positions. We monitor the market risk of our covered positions as defined in Market Risk Rule, which includes all of our trading positions as well as all foreign exchange and commodity positions, regardless of whether the position is in a trading account. All positions in the trading account are recorded at fair value, and changes in fair value are reflected in our consolidated statements of income. Information regarding our fair value policies, procedures, and methodologies is provided in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Fair Value Measurements” on page 110 of our 2016 Form 10-K and Note 6 (“Fair Value Measurements”) in this report. Instruments that are used to hedge nontrading activities, such as bank-issued debt and loan portfolios, equity positions that are not actively traded, and securities financing activities, do not meet the definition of a covered position. The MRM is responsible for identifying our portfolios as either covered or noncovered. The Covered Position Working Group develops the final list of covered positions, and a summary is provided to the Market Risk Committee.

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

We use a historical simulation VaR model to measure the potential adverse effect of changes in interest rates, foreign exchange rates, equity prices, and credit spreads on the fair value of our covered positions and other non-covered positions. Historical scenarios are customized for specific positions, and numerous risk factors are incorporated in the calculation. Additional consideration is given to the risk factors to estimate the exposures that contain optionality features, such as options and cancelable provisions. VaR is calculated using daily observations over a one-year time horizon, and approximates a 95% confidence level. Statistically, this means that we would expect to incur losses greater than VaR, on average, five out of 100 trading days, or three to four times each quarter. We also calculate VaR and stressed VaR at a 99% confidence level.

The VaR model is an effective tool in estimating ranges of possible gains and losses on our covered positions. However, there are limitations inherent in the VaR model since it uses historical results over a given time interval to estimate future performance. Historical results may not be indicative of future results, and changes in the market or composition of our portfolios could have a significant impact on the accuracy of the VaR model. We regularly review and enhance the modeling techniques, inputs and assumptions used. Our market risk policy includes the independent validation of our VaR model by Key’s internal model validation group on an annual basis. The Model Risk Management Committee oversees the Model Validation Program, and results of validations are discussed with the ERM Committee.

Actual losses for the total covered positions did not exceed aggregate daily VaR on any day during the quarters ended June 30, 2017, and June 30, 2016. The MRM backtests our VaR model on a daily basis to evaluate its predictive power. The test compares VaR model results at the 99% confidence level to daily held profit and loss. Results of backtesting are provided to the Market Risk Committee. Backtesting exceptions occur when trading losses exceed VaR. We do not engage in correlation trading, or utilize the internal model approach for measuring default and credit migration risk. Our net VaR approach incorporates diversification, but our VaR calculation does not include the impact of counterparty risk and our own credit spreads on derivatives.

The aggregate VaR at the 99% confidence level for all covered positions was $1.2 million at June 30, 2017, and $.8 million at June 30, 2016. The increase in aggregate VaR was primarily due to the increased exposure in our fixed income and CMBS portfolios. Figure 27 summarizes our VaR at the 99% confidence level for significant portfolios of covered positions for the three months ended June 30, 2017, and June 30, 2016. During these periods, none of our significant portfolios daily trading VaR numbers exceeded their VaR limits. Only one of our significant portfolios stress VaR number exceeded the stress VaR limit on May 4, 2017. This was an immaterial stress VaR limit breach for Fixed Income portfolio. We followed our escalation procedures and the breach was immediately remediated during the same business day.

Figure 27. VaR for Significant Portfolios of Covered Positions

	2017				2016
	Three months ended June 30,				Three months ended June 30,
in millions	High	Low	Mean	June 30,	High	Low	Mean	June 30,
Trading account assets:
Fixed income	$1.3	$.4	$.7	$.6	$1.2	$.4	$.6	$.4
Derivatives:
Interest rate	$.1	$.1	$.1	$.1	$.2	$—	$.1	$.1
Credit	1.5	.2	.6	.3	.2	—	.1	.2

Stressed VaR is calculated using our general VaR results at the 99% confidence level and applying certain assumptions. The aggregate stressed VaR for all covered positions was $4.5 million at June 30, 2017, and $2.7 million at June 30, 2016. Figure 28 summarizes our stressed VaR for significant portfolios of covered positions for the three months ended June 30, 2017, and June 30, 2016, as used for market risk capital charge calculation purposes.

Figure 28. Stressed VaR for Significant Portfolios of Covered Positions

	2017				2016
	Three months ended June 30,				Three months ended June 30,
in millions	High	Low	Mean	June 30,	High	Low	Mean	June 30,
Trading account assets:
Fixed income	$4.0	$1.7	$2.7	$2.9	$2.9	$1.1	$1.8	$1.2
Derivatives:
Interest rate	$.3	$.2	$.2	$.3	$.3	$.1	$.1	$.2
Credit	2.6	.4	1.1	.8	.8	.1	.2	.8

Internal capital adequacy assessment. Market risk is a component of our internal capital adequacy assessment. Our risk-weighted assets include a market risk-equivalent asset amount, which consists of a VaR component, stressed VaR component, a de minimis exposure amount, and a specific risk add-on, which are added together to arrive at total market risk equivalent assets. Specific risk is the price risk of individual financial instruments, which is not accounted for by changes in broad market risk factors and is measured through a standardized approach. Specific risk calculations are run quarterly by the MRM, and approved by the Chief Market Risk Officer.

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

Net interest income simulation analysis. The primary tool we use to measure our interest rate risk is simulation analysis. For purposes of this analysis, we estimate our net interest income based on the current and projected composition of our on- and off-balance sheet positions, accounting for recent and anticipated trends in customer activity. The analysis also incorporates assumptions for the current and projected interest rate environments, and balance sheet growth projections based on a most likely macroeconomic view. While simulation modeling assumes that residual risk exposures are managed within the risk appetite and Board approved policy limits, the results also reflect management’s desired interest rate risk positioning. Achieving the current modeled position typically requires purchases of investment securities to replace security cash flows and the execution of new interest rate swaps to replace maturing interest rate swaps. The simulation model estimates the amount of net interest income at risk by simulating the change in net interest income that would occur if interest rates were to gradually increase or decrease over the next 12 months. Our standard rate scenarios encompass a gradual, parallel increase or decrease of 200 basis points, but due to the low interest rate environment, we have modified the standard decrease scenario to a gradual, parallel decrease of 125 basis points over eight months with no change over the following four months. After calculating the amount of net interest income at risk to interest rate changes, we compare that amount with the base case of an unchanged interest rate environment.

Figure 29 presents the results of the simulation analysis at June 30, 2017, and June 30, 2016. At June 30, 2017, our simulated impact to changes in interest rates was modestly asset–sensitive. In June 2017, the Federal Reserve increased the range for the

Federal Funds Target Rate, which led to an increase in the magnitude of the declining rate scenario to 125 basis points. Tolerance levels for risk management require the development of remediation plans to maintain residual risk within tolerance if simulation modeling demonstrates that a gradual, parallel 200 basis point increase or 125 basis point decrease in interest rates over the next 12 months would adversely affect net interest income over the same period by more than 5.5%. As a result of the change in the Federal Reserve’s June 2017 interest rate increase, our modeled exposure to declining rates increased. As shown in Figure 29, we are operating within these levels as of June 30, 2017.

Figure 29. Simulated Change in Net Interest Income

June 30, 2017
Basis point change assumption (short-term rates)	-125	+200
Tolerance level	-5.50%	-5.50%
Interest rate risk assessment	-4.94%	.91%
June 30, 2016
Basis point change assumption (short-term rates)	-50	+200
Tolerance level	-4.00%	-4.00%
Interest rate risk assessment	-3.37%	2.22%

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

The results of additional assessments indicate that net interest income could increase or decrease from the base simulation results presented in Figure 29. Net interest income is highly dependent on the timing, magnitude, frequency, and path of interest rate increases and the associated assumptions for deposit repricing relationships, lending spreads, and the balance behavior of transaction accounts. The modeling is sensitive to the volume of fixed-rate assets and liabilities incorporated. The modeling currently assumes approximately $24.7 billion of investment security purchases and swap executions over the next three years. For every immediate reduction in fixed-rate assets of $1 billion, the modeled benefit to rising rates would increase by approximately 30 basis points. The low level of interest rates increases the uncertainty of assumptions for deposit balance behavior and deposit repricing relationships to market interest rates. Our historical deposit repricing betas in the last rising rate cycle ranged between 50% and 60% for interest-bearing deposits, and we continue to make similar assumptions in our modeling, with the modeled betas varying by customer segment and product type. Recent deposit repricing has been lower than our modeled assumptions. In the modeling, if the deposit beta for the first 25 basis point increase in the Federal Funds Target Rate was zero, then returned to the standard modeled betas for the next 175 basis points of rate increases, our modeled asset sensitive benefit would increase by approximately 200 basis points. The sensitivity testing of assumptions supports our confidence that actual results are likely to be within 100 basis points of modeled results.

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

Economic value of equity modeling. EVE complements net interest income simulation analysis as it estimates risk exposure beyond 12-, 24-, and 36-month horizons. EVE modeling measures the extent to which the economic values of assets, liabilities and off-balance sheet instruments may change in response to fluctuations in interest rates. EVE is calculated by subjecting the balance sheet to an immediate 200 basis point increase or decrease in interest rates, measuring the resulting change in the values of assets, liabilities, and off-balance sheet instruments, and comparing those amounts with the base case of the current interest rate environment. Because the calculation of EVE under an immediate 200 basis point decrease in interest rates in the current low rate environment results in certain interest rates declining to zero and a less than 200 basis point decrease in certain yield curve term points, we have modified the standard declining rate scenario to an immediate 125 basis point decrease. This analysis is highly dependent upon assumptions applied to assets and liabilities with non-contractual maturities. Those assumptions are based on historical behaviors, as well as our expectations. We develop remediation plans that would maintain residual risk within tolerance if this analysis indicates that our EVE will decrease by more than 15% in response to an immediate increase or decrease in interest rates. We are operating within these guidelines as of June 30, 2017.

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

Figure 30. Portfolio Swaps by Interest Rate Risk Management Strategy

	June 30, 2017
				Weighted-Average			June 30, 2016
dollars in millions	Notional Amount	Fair Value		Maturity (Years)	Receive Rate	Pay Rate	Notional Amount	Fair Value
Receive fixed/pay variable — conventional A/LM (a)	$15,800	$(67)		1.8	1.1%	1.1%	$14,630	$165
Receive fixed/pay variable — conventional debt	9,178	64		2.9	1.6	1.1	8,005	353
Pay fixed/receive variable — conventional debt	50	(6)		11.0	1.1	3.6	50	(12)
Total portfolio swaps	$25,028	$(9)	(b), (c)	2.2	1.3%	1.1%	$22,685	$506	(b)

(a)	Portfolio swaps designated as A/LM are used to manage interest rate risk tied to both assets and liabilities.

(b)	Excludes accrued interest of $89 million and $54 million at June 30, 2017, and June 30, 2016, respectively.

(c)	Excludes variation margin payments for CME-cleared trades of $34 million at June 30, 2017.

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

Our credit ratings at June 30, 2017, are shown in Figure 31. We believe these credit ratings, under normal conditions in the capital markets, would enable KeyCorp or KeyBank to issue fixed income securities to investors.

Figure 31. Credit Ratings

June 30, 2017	Short-Term Borrowings	Long-Term Deposits	Senior Long-Term Debt	Subordinated Long-Term Debt	Capital Securities	Preferred Stock
KEYCORP (THE PARENT COMPANY)
Standard & Poor’s	A-2	N/A	BBB+	BBB	BB+	BB+
Moody’s	P-2	N/A	Baa1	Baa1	Baa2	Baa3
Fitch Ratings, Inc.	F1	N/A	A-	BBB+	BB+	BB
DBRS, Inc.	R-2(high)	N/A	BBB(high)	BBB	BBB	BB(high)

KEYBANK
Standard & Poor’s	A-2	N/A	A-	BBB+	N/A	N/A
Moody’s	P-1	Aa3	A3	Baa1	N/A	N/A
Fitch Ratings, Inc.	F1	A	A-	BBB+	N/A	N/A
DBRS, Inc.	R-1(low)	A(low)	A(low)	BBB(high)	N/A	N/A

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

We maintain a Contingency Funding Plan that outlines the process for addressing a liquidity crisis. The plan provides for an evaluation of funding sources under various market conditions. It also assigns specific roles and responsibilities for managing liquidity through a problem period. As part of the plan, we maintain on-balance sheet liquid reserves referred to as our liquid asset portfolio, which consists of high quality liquid assets. During a problem period, that reserve could be used as a source of funding to provide time to develop and execute a longer-term strategy. The liquid asset portfolio at June 30, 2017, totaled $23.4 billion, consisting of $20.9 billion of unpledged securities, $352 million of securities available for secured funding at the FHLB, and $2.2 billion of net balances of federal funds sold and balances in our Federal Reserve account. The liquid asset portfolio can fluctuate due to excess liquidity, heightened risk, or prefunding of expected outflows, such as debt maturities. Additionally, as of June 30, 2017, our unused borrowing capacity secured by loan collateral was $23.4 billion at the Federal

Reserve Bank of Cleveland and $6.0 billion at the FHLB. During the second quarter of 2017, Key’s outstanding FHLB of Cincinnati advances were increased by $343 million as term advances were added.

Final U.S. liquidity coverage ratio

Under the Liquidity Coverage Rules, we are required to calculate the Modified LCR for Key. For the second quarter of 2017, our Modified LCR was above 100%. In the future, we may change the composition of our investment portfolio, increase the size of the overall investment portfolio, and modify product offerings to enhance or optimize our liquidity position.

Additional information about the LCR is included in the “Supervision and regulation” section under the heading “Liquidity requirements” in Item 2 of this report.

Long-term liquidity strategy

Our long-term liquidity strategy is to be predominantly funded by core deposits. However, we may use wholesale funds to sustain an adequate liquid asset portfolio, meet daily cash demands, and allow management flexibility to execute business initiatives. Key’s client-based relationship strategy provides for a strong core deposit base that, in conjunction with intermediate and long-term wholesale funds managed to a diversified maturity structure and investor base, supports our liquidity risk management strategy. We use the loan-to-deposit ratio as a metric to monitor these strategies. Our target loan-to-deposit ratio is 90-100% (at June 30, 2017, our loan-to-deposit ratio was 87%) which we calculate as total loans, loans held for sale, and nonsecuritized discontinued loans, divided by domestic deposits.

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

On June 9, 2017, KeyBank issued $600 million of 2.40% Senior Bank Notes due June 9, 2022, under its Global Bank Note Program.

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

We use a parent cash coverage months metric as the primary measure to assess parent company liquidity. The parent cash coverage months metric measures the months into the future where projected obligations can be met with the current amount of liquidity. KeyCorp generally issues term debt to supplement dividends from KeyBank to manage our liquidity position at or above our targeted levels. The parent company generally maintains cash in an amount sufficient to meet projected debt maturities over at least the next 24 months. At June 30, 2017, KeyCorp held $2.3 billion in cash, which we projected to be sufficient to meet our projected obligations, including the repayment of our maturing debt obligations for the periods prescribed by our risk tolerance.

Typically, KeyCorp meets its liquidity requirements through regular dividends from KeyBank and other non-bank subsidiaries, supplemented with term debt. Federal banking law limits the amount of capital distributions that a bank can make to its holding company without prior regulatory approval. A national bank’s dividend-paying capacity is affected by several factors, including net profits (as defined by statute) for the two previous calendar years and for the current year, up to the date of dividend declaration. During the second quarter of 2017, KeyBank paid $125 million in dividends to KeyCorp. As of June 30, 2017, KeyBank had regulatory capacity to pay $746 million in dividends to KeyCorp without prior regulatory approval.

Our liquidity position and recent activity

Over the past quarter, our liquid asset portfolio, which includes overnight and short-term investments, as well as unencumbered, high quality liquid securities held as protection against a range of potential liquidity stress scenarios, has increased as a result of an increase in unpledged securities. The liquid asset portfolio continues to exceed the amount that we estimate would be necessary to manage through an adverse liquidity event by providing sufficient time to develop and execute a longer-term solution.

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

We generate cash flows from operations and from investing and financing activities. We have approximately $166 million of cash, cash equivalents, and short-term investments in international tax jurisdictions as of June 30, 2017. As we consider alternative long-term strategic and liquidity plans, opportunities to repatriate these amounts would result in approximately $3 million in taxes to be paid. We have included the appropriate amount as a deferred tax liability at June 30, 2017.

The Consolidated Statements of Cash Flows summarize our sources and uses of cash by type of activity for the six-month periods ended June 30, 2017, and June 30, 2016.

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

We maintain an active concentration management program to monitor concentration risk in our credit portfolios. For aggregate credit relationships, we employ a sliding scale of exposure, known as hold limits, which is dictated by the type of loan and strength of the borrower. Our legal lending limit is approximately $2.1 billion. However, internal hold limits generally restrict the largest exposures to less than 20% of that amount. As of June 30, 2017, we had nine client relationships with loan commitments net of credit default swaps of more than $200 million. The average amount outstanding on these nine individual net obligor commitments was $51 million at June 30, 2017. In general, our philosophy is to maintain a diverse portfolio with regard to credit exposures.

We actively manage the overall loan portfolio in a manner consistent with asset quality objectives and concentration risk tolerances to mitigate excess portfolio credit risk. We utilize credit default swaps on a limited basis to transfer a portion of the credit risk associated with a particular extension of credit to a third party. At June 30, 2017, we used credit default swaps with a notional amount of $183 million to manage the credit risk associated with specific commercial lending obligations. We may also sell credit derivatives — primarily single name credit default swaps — to offset our purchased credit default swap position prior to maturity. At June 30, 2017, we did not have any sold credit default swaps outstanding.

Credit default swaps are recorded on the balance sheet at fair value. Related gains or losses, as well as the premium paid or received for credit protection, are included in the “corporate services income” and “other income” components of noninterest income.

Allowance for loan and lease losses

At June 30, 2017, the ALLL was $870 million, or 1.01% of period-end loans, compared to $858 million, or 1.00%, at December 31, 2016. The allowance includes $36 million that was specifically allocated for impaired loans of $391 million at June 30, 2017, compared to $37 million that was specifically allocated for impaired loans of $501 million at December 31, 2016. For more information about impaired loans, see Note 5 (“Asset Quality”). At June 30, 2017, the ALLL was 171.6% of nonperforming loans, compared to 137.3% at December 31, 2016.

Selected asset quality statistics for each of the past five quarters are presented in Figure 32. The factors that drive these statistics are discussed in the remainder of this section.

Figure 32. Selected Asset Quality Statistics from Continuing Operations

	2017		2016
dollars in millions	Second	First	Fourth	Third	Second
Net loan charge-offs	$66	$58	$72	$44	$43
Net loan charge-offs to average total loans	.31%	.27%	.34%	.23%	.28%
Allowance for loan and lease losses	$870	$870	$858	$865	$854
Allowance for credit losses (a)	918	918	913	918	904
Allowance for loan and lease losses to period-end loans	1.01%	1.01%	1.00%	1.01%	1.38%
Allowance for credit losses to period-end loans	1.06	1.07	1.06	1.07	1.46
Allowance for loan and lease losses to nonperforming loans (b)	171.6	151.8	137.3	119.6	138.0
Allowance for credit losses to nonperforming loans (b)	181.1	160.2	146.1	127.0	146.0
Nonperforming loans at period end (b)	$507	$573	$625	$723	$619
Nonperforming assets at period end (b)	556	623	676	760	637
Nonperforming loans to period-end portfolio loans (b)	.59%	.67%	.73%	.85%	1.00%
Nonperforming assets to period-end portfolio loans plus OREO and other nonperforming assets (b)	.64	.72	.79	.89	1.03

(a)	Includes the ALLL plus the liability for credit losses on lending-related unfunded commitments.

(b)
Nonperforming loan balances exclude $835 million, $812 million, $865 million, $959 million, and $11 million of PCI loans at June 30, 2017, March 31, 2017, December 31, 2016, September 30, 2016, and June 30, 2016, respectively. The June 30, 2017 PCI loan balances increased from the March 31, 2017 balances, as a result of the finalization of the First Niagara Acquisition Date loan valuation, which increased the PCI Acquisition Date fair value by $105 million from the provisional estimate recorded in the 2016 10-K.

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

For all commercial and consumer loan TDRs, regardless of size, as well as impaired commercial loans with an outstanding balance of $2.5 million or greater, we conduct further analysis to determine the probable loss content and assign a specific allowance to the loan. We estimate the extent of the individual impairment for commercial loans and TDRs by comparing the recorded investment of the loan with the estimated present value of its future cash flows, the fair value of its underlying collateral, or the loan’s observable market price. Secured consumer loan TDRs that are discharged through Chapter 7 bankruptcy and not formally re-affirmed are adjusted to reflect the fair value of the underlying collateral, less costs to sell. Other consumer loan TDRs are combined in homogenous pools and assigned a specific allocation based on the estimated present value of future cash flows using the effective interest rate. A specific allowance also may be assigned — even when sources of repayment appear sufficient — if we remain uncertain about whether the loan will be repaid in full. On at least a quarterly basis, we evaluate the appropriateness of our loss estimation methods to reduce differences between estimated incurred losses and actual losses. The ALLL at June 30, 2017, represents our best estimate of the probable credit losses inherent in the loan portfolio at that date.

As shown in Figure 33, our ALLL from continuing operations increased by $12 million, or 1.4%, from December 31, 2016. Our allowance applies expected loss rates to our existing loans with similar risk characteristics as well as any adjustments to reflect our current assessment of qualitative factors, such as changes in economic conditions, underwriting standards, and concentrations of credit. Our commercial ALLL increased by $24 million, or 3.3%, from December 31, 2016, primarily because of loan growth in certain segments of the commercial loan portfolio as well as credit quality migration. Our consumer ALLL decreased by $12 million, or 8.4%, from December 31, 2016, primarily due to continued improvement in credit quality metrics, including improved delinquency trends, which have decreased expected loss rates. These trends align with the continued stability in the economy and labor markets, proactive credit risk management practices, and strong credit quality originations.

Our liability for credit losses on lending-related commitments decreased by $7 million from December 31, 2016, to $48 million at June 30, 2017. When combined with our ALLL, our total allowance for credit losses represented 1.06% of period-end loans at June 30, 2017, and December 31, 2016.

Figure 33. Allocation of the Allowance for Loan Lease Losses

	June 30, 2017			December 31, 2016
dollars in millions	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans
Commercial and industrial	$528	60.7%	47.3%	$508	59.2%	46.2%
Commercial real estate:
Commercial mortgage	144	16.6	17.1	144	16.8	17.6
Construction	28	3.2	2.5	22	2.6	2.7
Total commercial real estate loans	172	19.8	19.6	166	19.4	20.3
Commercial lease financing	40	4.6	5.5	42	4.9	5.4
Total commercial loans	740	85.1	72.4	716	83.5	71.9
Real estate — residential mortgage	9	1.0	6.4	17	2.0	6.5
Home equity loans	42	4.8	14.4	54	6.3	14.7
Consumer direct loans	25	2.9	2.0	24	2.8	2.1
Credit cards	44	5.1	1.2	38	4.4	1.3
Consumer indirect loans	10	1.1	3.6	9	1.0	3.5
Total consumer loans	130	14.9	27.6	142	16.5	28.1
Total loans (a)	$870	100.0%	100.0%	$858	100.0%	100.0%

(a)
Excludes allocations of the ALLL related to the discontinued operations of the education lending business in the amount of $21 million, and $24 million at June 30, 2017, and December 31, 2016, respectively.

Our provision for credit losses was $66 million for the second quarter of 2017, compared to $52 million for the second quarter of 2016. Compared to the first six months of 2016, oil and gas prices have stabilized, leading to improved credit quality metrics. We continue to reduce our exposure in our higher-risk businesses, including the residential properties portion of our construction loan portfolio, marine/RV financing, and other selected leasing portfolios through the sale of certain loans, payments from borrowers, or net loan charge-offs.

Net loan charge-offs

Net loan charge-offs for the second quarter of 2017 totaled $66 million, or .31% of average loans, compared to net loan charge-offs of $43 million, or .28%, for the same period last year. Figure 34 shows the trend in our net loan charge-offs by loan type, while the composition of loan charge-offs and recoveries by type of loan is presented in Figure 35.

Over the past 12 months, net loan charge-offs increased $23 million. This increase is attributable to growth in our loan portfolio and lower levels of recoveries coupled with high levels of charge-offs over the same period.

Figure 34. Net Loan Charge-offs from Continuing Operations (a)

	2017		2016
dollars in millions	Second	First	Fourth	Third	Second
Commercial and industrial	$38	$27	$37	$15	$32
Real estate — Commercial mortgage	3	—	2	(1)	(4)
Real estate — Construction	—	(1)	—	8	—
Commercial lease financing	1	5	—	5	1
Total commercial loans	42	31	39	27	29
Real estate — Residential mortgage	3	(4)	2	—	1
Home equity loans	4	5	4	2	3
Consumer direct loans	6	9	8	5	4
Credit cards	10	10	9	8	7
Consumer indirect loans	1	7	10	2	(1)
Total consumer loans	24	27	33	17	14
Total net loan charge-offs	$66	$58	$72	$44	$43
Net loan charge-offs to average loans	.31%	.27%	.34%	.23%	.28%
Net loan charge-offs from discontinued operations — education lending business	$2	$4	$4	$3	$4

(a)	Credit amounts indicate that recoveries exceeded charge-offs.

Figure 35. Summary of Loan and Lease Loss Experience from Continuing Operations

	Three months ended June 30,		Six months ended June 30,
dollars in millions	2017	2016	2017	2016
Average loans outstanding	$86,502	$61,148	$86,318	$60,652
Allowance for loan and lease losses at beginning of period	$870	$826	$858	$796
Loans charged off:
Commercial and industrial	40	35	72	61

Real estate — commercial mortgage	3	2	3	3
Real estate — construction	—	—	—	—
Total commercial real estate loans (a)	3	2	3	3
Commercial lease financing	1	3	8	6
Total commercial loans (b)	44	40	83	70
Real estate — residential mortgage	4	1	2	3
Home equity loans	9	7	17	17
Consumer direct loans	8	6	18	12
Credit cards	12	8	23	16
Consumer indirect loans	5	2	16	6
Total consumer loans	38	24	76	54
Total loans charged off	82	64	159	124
Recoveries:
Commercial and industrial	2	3	7	6

Real estate — commercial mortgage	—	6	—	8
Real estate — construction	—	—	1	1
Total commercial real estate loans (a)	—	6	1	9
Commercial lease financing	—	2	2	2
Total commercial loans (b)	2	11	10	17
Real estate — residential mortgage	1	—	3	2
Home equity loans	5	4	8	7
Consumer direct loans	2	2	3	3
Credit cards	2	1	3	2
Consumer indirect loans	4	3	8	4
Total consumer loans	14	10	25	18
Total recoveries	16	21	35	35
Net loan charge-offs	(66)	(43)	(124)	(89)
Provision (credit) for loan and lease losses	66	71	136	147
Allowance for loan and lease losses at end of period	$870	$854	$870	$854
Liability for credit losses on lending-related commitments at beginning of period	$48	$69	$55	$56
Provision (credit) for losses on lending-related commitments	—	(19)	(7)	(6)
Liability for credit losses on lending-related commitments at end of period (c)	$48	$50	$48	$50
Total allowance for credit losses at end of period	$918	$904	$918	$904
Net loan charge-offs to average total loans	.31%	.28%	.29%	.30%
Allowance for loan and lease losses to period-end loans	1.01	1.38%	1.01	1.38
Allowance for credit losses to period-end loans	1.06	1.46%	1.06	1.46
Allowance for loan and lease losses to nonperforming loans	171.6	138.0%	171.6	138.0
Allowance for credit losses to nonperforming loans	181.1	146.0%	181.1	146.0

Discontinued operations — education lending business:
Loans charged off	$4	$6	$10	$15
Recoveries	2	2	4	5
Net loan charge-offs	$(2)	$(4)	$(6)	$(10)

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

Nonperforming assets

Figure 36 shows the composition of our nonperforming assets. These assets totaled $556 million at June 30, 2017, and represented .64% of period-end portfolio loans, OREO, and other nonperforming assets, compared to $676 million, or .79%, at December 31, 2016. See Note 1 (“Summary of Significant Accounting Policies”) under the headings “Nonperforming Loans,” “Impaired Loans,” and “Allowance for Loan and Lease Losses” beginning on page 108 of our 2016 Form 10-K for a summary of our nonaccrual and charge-off policies.

Figure 36. Summary of Nonperforming Assets and Past Due Loans from Continuing Operations

dollars in millions	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
Commercial and industrial	$178	$258	$297	$335	$321
Real estate — commercial mortgage	34	32	26	32	14
Real estate — construction	4	2	3	17	25
Total commercial real estate loans (a)	38	34	29	49	39
Commercial lease financing	11	5	8	13	10
Total commercial loans (b)	227	297	334	397	370
Real estate — residential mortgage	58	54	56	72	54
Home equity loans	208	207	223	225	189
Consumer direct loans	2	3	6	2	1
Credit cards	2	3	2	3	2
Consumer indirect loans	10	9	4	24	3
Total consumer loans	280	276	291	326	249
Total nonperforming loans (c)	507	573	625	723	619
OREO	48	49	51	35	15
Other nonperforming assets	1	1	—	2	3
Total nonperforming assets (c)	$556	$623	$676	$760	$637
Accruing loans past due 90 days or more	$85	$79	$87	$49	$70
Accruing loans past due 30 through 89 days	340	312	404	317	203
Restructured loans — accruing and nonaccruing (d)	333	302	280	304	277
Restructured loans included in nonperforming loans (d)	193	161	141	149	133
Nonperforming assets from discontinued operations — education lending business	5	4	5	5	5
Nonperforming loans to period-end portfolio loans (c)	.59%	.67%	.73%	.85%	1.00%
Nonperforming assets to period-end portfolio loans plus OREO and other nonperforming assets (c)	.64	.72%	.79%	.89%	1.03%

(a)	See Figure 18 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial real estate loan portfolio.

(b)	See Figure 17 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial loan portfolio.

(c)
Nonperforming loan balances exclude $835 million, $812 million, $865 million, $959 million, and $11 million of PCI loans at June 30, 2017, March 31, 2017, December 31, 2016, September 30, 2016, and June 30, 2016, respectively.

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

As shown in Figure 36, nonperforming assets at June 30, 2017, decreased $120 million from December 31, 2016. This decrease was reflected in both our commercial and consumer loan portfolios.

Figure 37 shows the types of activity that caused the change in our nonperforming loan balance during each of the last five quarters.
Figure 37. Summary of Changes in Nonperforming Loans from Continuing Operations

	2017		2016
in millions	Second	First	Fourth	Third	Second
Balance at beginning of period	$573	$625	$723	$619	$676
Loans placed on nonaccrual status	143	218	170	78	124
Nonperforming loans acquired from First Niagara	—	—	(31)	150	—
Charge-offs	(82)	(77)	(81)	(53)	(64)
Loans sold	—	(8)	(9)	—	—
Payments	(84)	(59)	(30)	(32)	(75)
Transfers to OREO	(8)	(11)	(21)	(5)	(6)
Transfers to other nonperforming assets	—	—	—	—	—
Loans returned to accrual status	(35)	(115)	(96)	(34)	(36)
Balance at end of period (a)	$507	$573	$625	$723	$619

(a)
Nonperforming loan balances exclude $835 million, $812 million, $865 million, $959 million, and $11 million of PCI loans at June 30, 2017, March 31, 2017, December 31, 2016, September 30, 2016, and June 30, 2016, respectively.

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

Cybersecurity

We maintain comprehensive Cyber Incident Response Plans, and we devote significant time and resources to maintaining and regularly updating our technology systems and processes to protect the security of our computer systems, software, networks, and other technology assets against attempts by third parties to obtain unauthorized access to confidential information, destroy data, disrupt or degrade service, sabotage systems, or cause other damage. We and many other U.S. financial institutions have experienced distributed denial-of-service attacks from technologically sophisticated third parties. These attacks are intended to disrupt or disable online banking services and prevent banking transactions. We also periodically experience other attempts to breach the security of our systems and data. These cyberattacks have not, to date, resulted in any material disruption of our operations or material harm to our customers, and have not had a material adverse effect on our results of operations.

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

At June 30, 2017, $20.0 billion, or 15%, of our total assets were measured at fair value on a recurring basis. Approximately 99% of these assets, before netting adjustments, were classified as Level 1 or Level 2 within the fair value hierarchy. At June 30, 2017, $1.2 billion, or 1%, of our total liabilities were measured at fair value on a recurring basis. All of these liabilities were classified as Level 1 or Level 2.

At June 30, 2017, $21 million, or less than 1% of our total assets were measured at fair value on a nonrecurring basis. All of these assets were classified as Level 3. At June 30, 2017, there were no liabilities measured at fair value on a nonrecurring basis.

During the first six months of 2017, we did not significantly alter the manner in which we applied our critical accounting policies or developed related assumptions and estimates.

European Sovereign and Nonsovereign Debt Exposures

Our total European sovereign and Nonsovereign debt exposure is presented in Figure 38.

Figure 38. European Sovereign and Nonsovereign Debt Exposures

June 30, 2017	Short-and Long- Term Commercial Total (a)	Foreign Exchange and Derivatives with Collateral (b)	Net Exposure
in millions
France:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	$(3)	$(3)
Nonsovereign non-financial institutions	$9	—	9
Total	9	(3)	6
Germany:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	—	—
Nonsovereign non-financial institutions	33	—	33
Total	33	—	33
Italy:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	—	—
Nonsovereign non-financial institutions	13	—	13
Total	13	—	13
Netherlands:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	—	—
Nonsovereign non-financial institutions	5	—	5
Total	5	—	5
Spain:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	—	—
Nonsovereign non-financial institutions	8	—	8
Total	8	—	8
Switzerland:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	—	—
Nonsovereign non-financial institutions	51	—	51
Total	51	—	51
United Kingdom:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	218	218
Nonsovereign non-financial institutions	37	—	37
Total	37	218	255
Other Europe: (c)
Sovereigns	—	—	—
Nonsovereign financial institutions	—	—	—
Nonsovereign non-financial institutions	2	—	2
Total	2	—	2
Total Europe:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	215	215
Nonsovereign non-financial institutions	158	—	158
Total	$158	$215	$373

(a)	Represents our outstanding leases.

(b)
Represents contracts to hedge our balance sheet asset and liability needs, and to accommodate our clients’ trading and/or hedging needs. Our derivative mark-to-market exposures are calculated and reported on a daily basis. These exposures are largely covered by cash or highly marketable securities collateral with daily collateral calls.

(c)
Other Europe consists of the following countries: Austria, Belarus, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Finland, Greece, Hungary, Iceland, Ireland, Lithuania, Luxembourg, Malta, Norway, Poland, Portugal, Romania, Russia, Slovakia, Slovenia, Sweden, and Ukraine. 100% of our current exposure in Other Europe is in Austria, Belgium, Romania, and Sweden.

Our credit risk exposure is largely concentrated in developed countries with emerging market exposure essentially limited to commercial facilities; these exposures are actively monitored by management. We do not have at-risk exposures in the rest of the world.

Item 1. Financial Statements

Consolidated Balance Sheets

in millions, except per share data	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Cash and due from banks	$601	$677
Short-term investments	2,522	2,775
Trading account assets	1,081	867
Securities available for sale	18,024	20,212
Held-to-maturity securities (fair value: $10,463 and $10,007)	10,638	10,232
Other investments	732	738
Loans, net of unearned income of $777 and $826	86,503	86,038
Less: Allowance for loan and lease losses	(870)	(858)
Net loans	85,633	85,180
Loans held for sale (a)	1,743	1,104
Premises and equipment	919	978
Operating lease assets	691	540
Goodwill	2,464	2,446
Other intangible assets	435	384
Corporate-owned life insurance	4,100	4,068
Derivative assets	636	803
Accrued income and other assets	4,147	3,864
Discontinued assets (including $2 and $3 of portfolio loans at fair value, see Note 12)	1,458	1,585
Total assets	$135,824	$136,453
LIABILITIES
Deposits in domestic offices:
NOW and money market deposit accounts	$53,342	$54,590
Savings deposits	7,056	6,491
Certificates of deposit ($100,000 or more)	6,286	5,483
Other time deposits	4,605	4,698
Total interest-bearing deposits	71,289	71,262
Noninterest-bearing deposits	31,532	32,825
Total deposits	102,821	104,087
Federal funds purchased and securities sold under repurchase agreements	1,780	1,502
Bank notes and other short-term borrowings	924	808
Derivative liabilities	308	636
Accrued expense and other liabilities	1,475	1,796
Long-term debt	13,261	12,384
Total liabilities	120,569	121,213
EQUITY
Preferred stock	1,025	1,665
Common shares, $1 par value; authorized 1,400,000,000 shares; issued 1,256,702,081, and 1,256,702,081 shares	1,257	1,257
Capital surplus	6,310	6,385
Retained earnings	9,878	9,378
Treasury stock, at cost (163,963,417 and 177,388,429 shares)	(2,711)	(2,904)
Accumulated other comprehensive income (loss)	(506)	(541)
Key shareholders’ equity	15,253	15,240
Noncontrolling interests	2	—
Total equity	15,255	15,240
Total liabilities and equity	$135,824	$136,453

(a)	Total loans held for sale include real estate — residential mortgage loans held for sale at fair value of $63 million at June 30, 2017, and $62 million at December 31, 2016.
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Income

dollars in millions, except per share amounts	Three months ended June 30,		Six months ended June 30,
(Unaudited)	2017	2016	2017	2016
INTEREST INCOME
Loans	$948	$567	$1,825	$1,129
Loans held for sale	9	5	22	13
Securities available for sale	90	74	185	149
Held-to-maturity securities	55	24	106	48
Trading account assets	7	6	14	13
Short-term investments	5	6	8	10
Other investments	3	2	7	5
Total interest income	1,117	684	2,167	1,367
INTEREST EXPENSE
Deposits	66	34	124	65
Federal funds purchased and securities sold under repurchase agreements	—	—	1	—
Bank notes and other short-term borrowings	4	3	9	5
Long-term debt	74	50	142	96
Total interest expense	144	87	276	166
NET INTEREST INCOME	973	597	1,891	1,201
Provision for credit losses	66	52	129	141
Net interest income after provision for credit losses	907	545	1,762	1,060
NONINTEREST INCOME
Trust and investment services income	134	110	269	219
Investment banking and debt placement fees	135	98	262	169
Service charges on deposit accounts	90	68	177	133
Operating lease income and other leasing gains	30	18	53	35
Corporate services income	55	53	109	103
Cards and payments income	70	52	135	98
Corporate-owned life insurance income	33	28	63	56
Consumer mortgage income	6	3	12	5
Mortgage servicing fees	15	10	33	22
Net gains (losses) from principal investing	—	11	1	11
Other income (a)	85	22	116	53
Total noninterest income	653	473	1,230	904
NONINTEREST EXPENSE
Personnel	551	427	1,107	831
Net occupancy	78	59	165	120
Computer processing	55	45	115	88
Business services and professional fees	45	40	91	81
Equipment	27	21	54	42
Operating lease expense	21	14	40	27
Marketing	30	22	51	34
FDIC assessment	21	8	41	17
Intangible asset amortization	22	7	44	15
OREO expense, net	3	2	5	3
Other expense	142	106	295	196
Total noninterest expense	995	751	2,008	1,454
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	565	267	984	510
Income taxes	158	69	252	125
INCOME (LOSS) FROM CONTINUING OPERATIONS	407	198	732	385
Income (loss) from discontinued operations, net of taxes $0 and $0 (see Note 12)	5	3	5	4
NET INCOME (LOSS)	412	201	737	389
Less: Net income (loss) attributable to noncontrolling interests	—	(1)	1	(1)
NET INCOME (LOSS) ATTRIBUTABLE TO KEY	$412	$202	$736	$390
Income (loss) from continuing operations attributable to Key common shareholders	$393	$193	$689	$375
Net income (loss) attributable to Key common shareholders	398	196	694	379
Per common share:
Income (loss) from continuing operations attributable to Key common shareholders	$.36	$.23	$.64	$.45
Income (loss) from discontinued operations, net of taxes	—	—	—	—
Net income (loss) attributable to Key common shareholders (b)	.37	.23	.64	.45
Per common share — assuming dilution:
Income (loss) from continuing operations attributable to Key common shareholders	$.36	$.23	$.63	$.44
Income (loss) from discontinued operations, net of taxes	—	—	—	—
Net income (loss) attributable to Key common shareholders (b)	.36	.23	.63	.45
Cash dividends declared per common share	$.095	$.085	$.180	$.160
Weighted-average common shares outstanding (000)	1,076,203	831,899	1,083,486	829,640
Effect of convertible preferred stock	—	—	—	—
Effect of common share options and other stock awards	16,836	6,597	15,808	7,138
Weighted-average common shares and potential common shares outstanding (000) (c)	1,093,039	838,496	1,099,294	836,778

(a)
For the three months ended June 30, 2017, net securities gains totaled $1 million. For the three months ended June 30, 2016, net securities gains (losses) totaled less than $1 million. For the three months ended June 30, 2017, and June 30, 2016, we did not have any impairment losses related to securities.

(b)	EPS may not foot due to rounding.

(c)	Assumes conversion of common share options and other stock awards and/or convertible preferred stock, as applicable.
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Comprehensive Income

in millions	Three months ended June 30,		Six months ended June 30,
(Unaudited)	2017	2016	2017	2016
Net income (loss)	$412	$201	$737	$389
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale, net of income taxes of $20, $35, $24, and $111	34	59	40	187
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of $4, $22, ($11), and $56	7	36	(17)	94
Foreign currency translation adjustments, net of income taxes of $3, $1, $4, and $4	6	2	7	7
Net pension and postretirement benefit costs, net of income taxes of $1, $1, $3, and $5	1	2	5	3
Total other comprehensive income (loss), net of tax	48	99	35	291
Comprehensive income (loss)	460	300	772	680
Less: Comprehensive income attributable to noncontrolling interests	—	(1)	1	(1)
Comprehensive income (loss) attributable to Key	$460	$301	$771	$681

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Changes in Equity

	Key Shareholders’ Equity
dollars in millions, except per share amounts (Unaudited)	Preferred Shares Outstanding (000)	Common Shares Outstanding (000)	Preferred Stock	Common Shares	Capital Surplus	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
BALANCE AT DECEMBER 31, 2015	2,900	835,751	$290	$1,017	$3,922	$8,922	$(3,000)	$(405)	$13
Net income (loss)						390			(1)
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale, net of income taxes of $111								187
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of $56								94
Foreign currency translation adjustments, net of income taxes of $4								7
Net pension and postretirement benefit costs, net of income taxes of $5								3
Deferred compensation					(4)
Cash dividends declared on common shares ($.160 per share)						(135)
Cash dividends declared on Noncumulative Series A Preferred Stock ($3.875 per share)						(11)
Common shares reissued (returned) for stock options and other employee benefit plans		6,952			(83)		119
Net contribution from (distribution to) noncontrolling interests									(7)
BALANCE AT JUNE 30, 2016	2,900	842,703	$290	$1,017	$3,835	$9,166	$(2,881)	$(114)	$5

BALANCE AT DECEMBER 31, 2016	17,421	1,079,314	$1,665	$1,257	$6,385	$9,378	$(2,904)	$(541)	$—
Net income (loss)						736			1
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale, net of income taxes of $24								40
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of ($11)								(17)
Foreign currency translation adjustments, net of income taxes of $4								7
Net pension and postretirement benefit costs, net of income taxes of $3								5
Deferred compensation					7
Cash dividends declared on common shares ($.18 per share)						(194)
Cash dividends declared on Noncumulative Series A Preferred Stock ($1.9375 per share)						(6)
Cash dividends declared on Noncumulative Series C Preferred Stock ($.539063 per share)						(7)
Cash dividends declared on Noncumulative Series D Preferred Stock ($25.00 per depository share)						(13)
Cash dividends declared on Noncumulative Series E Preferred Stock ($.778386 per depositary share)						(16)
Open market common share repurchases		(10,602)					(196)
Employee equity compensation program common share repurchases		(3,143)					(59)
Series A Preferred Stock exchanged for common shares	(2,900)	20,568	(290)		(49)		338
Redemption of Series C Preferred Stock	(14,000)		(350)
Common shares reissued (returned) for stock options and other employee benefit plans		6,602			(33)		110
Net contribution from (distribution to) noncontrolling interests									1
BALANCE AT JUNE 30, 2017	521	1,092,739	$1,025	$1,257	$6,310	$9,878	$(2,711)	$(506)	$2

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows

in millions	Six months ended June 30,
(Unaudited)	2017	2016
OPERATING ACTIVITIES
Net income (loss)	$737	$389
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for credit losses	129	141
Depreciation and amortization expense, net	198	124
Accretion of acquired loans	133	—
Increase in cash surrender value of corporate-owned life insurance	(56)	(49)
Stock-based compensation expense	51	36
FDIC reimbursement (payments), net of FDIC expense	(2)	—
Deferred income taxes (benefit)	212	27
Proceeds from sales of loans held for sale	4,881	2,940
Originations of loans held for sale, net of repayments	(5,435)	(2,691)
Net losses (gains) on sales of loans held for sale	(74)	(31)
Net losses (gains) from principal investing	(1)	(11)
Net losses (gains) and writedown on OREO	2	2
Net losses (gains) on leased equipment	(9)	1
Net securities losses (gains)	(1)	—
Net losses (gains) on sales of fixed assets	14	3
Net decrease (increase) in trading account assets	(214)	(177)
Other operating activities, net	(1,154)	20
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(589)	724
INVESTING ACTIVITIES
Cash received (used) in acquisitions, net of cash acquired	(74)	—
Net decrease (increase) in short-term investments, excluding acquisitions	253	(3,892)
Purchases of securities available for sale	(723)	(1,614)
Proceeds from sales of securities available for sale	915	—
Proceeds from prepayments and maturities of securities available for sale	2,036	1,565
Proceeds from prepayments and maturities of held-to-maturity securities	890	586
Purchases of held-to-maturity securities	(1,297)	(523)
Purchases of other investments	(69)	(24)
Proceeds from sales of other investments	70	77
Proceeds from prepayments and maturities of other investments	2	1
Net decrease (increase) in loans, excluding acquisitions, sales and transfers	(832)	(2,429)
Proceeds from sales of portfolio loans	77	72
Proceeds from corporate-owned life insurance	25	22
Purchases of premises, equipment, and software	(24)	(30)
Proceeds from sales of premises and equipment	—	—
Proceeds from sales of OREO	19	7
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,268	(6,182)
FINANCING ACTIVITIES
Net increase (decrease) in deposits, excluding acquisitions	(1,266)	4,279
Net increase (decrease) in short-term borrowings	394	142
Net proceeds from issuance of long-term debt	950	1,578
Payments on long-term debt	(17)	(509)
Open market common share repurchases	(196)	—
Employee equity compensation program common share repurchases	(59)	—
Redemption of Preferred Stock Series C	(350)	—
Net proceeds from reissuance of common shares	25	3
Cash dividends paid	(236)	(146)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(755)	5,347
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	(76)	(111)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	677	607
CASH AND DUE FROM BANKS AT END OF PERIOD	$601	$496
Additional disclosures relative to cash flows:
Interest paid	$281	$190
Income taxes paid (refunded)	60	59
Noncash items:
Reduction of secured borrowing and related collateral	$21	$33
Loans transferred to portfolio from held for sale	19	6
Loans transferred to held for sale from portfolio	29	28
Loans transferred to OREO	19	10

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

Stock-based compensation. In March 2016, the FASB issued new accounting guidance that simplifies the accounting for several aspects of share-based payment transactions, including the related income tax consequences, the classification of awards as either equity or liabilities, and the presentation on the statement of cash flows. This accounting guidance was effective for interim and annual reporting periods beginning after December 15, 2016 (effective January 1, 2017, for us). The method of transition was dependent upon the particular amendment within the new guidance. During the six months ended June 30, 2017, we recognized $22 million in excess tax benefits within “income taxes” on our income statement that pertained to share-based payment arrangements. In prior periods, such excess tax benefits were recorded within “capital surplus” on our balance sheet. Under the new guidance, generally, if our share price increases over an award’s vesting period, the resulting tax windfall will decrease “income taxes.” In a like manner, if our share price decreases over an award’s vesting period, the resulting tax shortfall will increase “income taxes.” This change also removed the impact of the excess tax benefits and deficiencies from the calculation of diluted EPS and is required to be applied on a prospective basis. The adoption of this accounting standard did not materially affect our statement of cash flows, nor did it affect retained earnings as of the beginning of the period of adoption. We elected to retain our existing accounting policy of estimating award forfeitures upon the award’s grant date.

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

Accounting Guidance Pending Adoption at June 30, 2017

Compensation. In May 2017, the FASB issued new accounting guidance that clarifies when changes to terms and conditions for share-based payment awards should be accounted for as modifications. According to the new guidance, entities should apply the modification guidance unless the fair value of the modified award is the same as the fair value of the original award immediately before modification, the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before modification and the classification of the modified award (as equity or liability instrument) is the same as the classification of the original award immediately before modification. This accounting guidance is effective for interim and annual reporting periods beginning after December 15, 2017 (effective January 1, 2018, for us). The guidance should be applied on a prospective basis. Early adoption is permitted, including in interim periods. The adoption of this guidance is not expected to have a material impact on our financial condition or results of operations.

Receivables. In March 2017, the FASB issued new accounting guidance that shortens the amortization period to the earliest call date for certain callable debt securities held at a premium. Securities held at a discount will continue to be amortized to maturity. This accounting guidance is effective for interim and annual reporting periods beginning after December 15, 2018 (effective January 1, 2019, for us). The guidance should be applied on a modified retrospective basis using a cumulative-effect adjustment. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on our financial condition or results of operations.

Compensation. In March 2017, the FASB issued new accounting guidance that requires service cost to be included in the same line item as certain other compensation costs related to services rendered by employees. We record compensation costs under personnel expense on the income statement. Other elements of net benefit cost should be presented separately. This accounting guidance is effective for interim and annual reporting periods beginning after December 15, 2017 (effective January 1, 2018, for us). The guidance should be applied on a retrospective basis. Early adoption is permitted within the first interim period if the entity issues interim financial statements. The adoption of this guidance will result in a reclass of certain net benefit cost components from personnel expense to other expense on the income statement.  There would be no material impact to our financial condition or results of operations.

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

Leases. In February 2016, the FASB issued new accounting guidance that requires a lessee to recognize a liability to make lease payments, and a right-of-use asset representing its right to use an underlying asset during the lease term for both finance and operating leases. The definition of a lease was modified to exemplify the concept of control over an asset identified in the lease. Lease classification criteria remain substantially similar to criteria in current lease guidance. The guidance defines which payments can be used in determining lease classification. For short-term leases with a term of 12 months or less, lessees can make a policy election not to recognize lease assets and lease liabilities. Lessor accounting is largely unchanged. Leveraged leases that commenced before the effective date of the new guidance are grandfathered. New disclosures are required, and certain practical expedients are allowed upon adoption. This accounting and disclosure guidance will be effective for interim and annual reporting periods beginning after December 15, 2018 (effective January 1, 2019, for us) and should be implemented using the modified retrospective approach. Early adoption is permitted. We are currently working to identify our complete lease population, including potential embedded leases. We expect the adoption of this standard to result in additional assets and liabilities, as we will be required to recognize operating leases on our Consolidated Balance Sheet. Other implementation matters to be addressed include, but are not limited to, the determination of effects on our financial and capital ratios and the quantification of the impacts that this accounting guidance may have on our financial condition or results of operations.

Financial instruments. In January 2016, the FASB issued new accounting guidance that requires equity investments, except those accounted for under the equity method of accounting or consolidated, to be measured at fair value with changes recognized in net income. If there is no readily determinable fair value, the guidance allows entities the ability to measure investments at cost less impairment, whereby impairment is based on a qualitative assessment. The guidance eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost and changes the presentation of financial assets and financial liabilities on the balance sheet or in the footnotes. If an entity has elected the fair value option to measure liabilities, the new accounting guidance requires the portion of the change in the fair value of a liability resulting from credit risk to be presented in OCI. We have not elected to measure any of our liabilities at fair value, and therefore, this aspect of the guidance is not applicable to us. This accounting and disclosure guidance will be effective for interim and annual reporting periods beginning after December 15, 2017 (effective January 1, 2018, for us). For the guidance that is applicable to us, the accounting will be implemented on a modified retrospective basis though a cumulative-effect adjustment to the balance sheet, except for the guidance related to equity securities without readily determinable fair values, which should be applied on a prospective basis. Except under certain instances, early adoption is not permitted. The adoption of this guidance is not expected to have a material impact on our financial condition or results of operations.

Revenue recognition. In May 2014, the FASB issued new accounting guidance that revises the criteria for determining when to recognize revenue from contracts with customers and expands disclosure requirements. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step model to be followed in making this determination. This accounting guidance can be implemented using either a retrospective method or a cumulative-effect approach. This new guidance will be effective for interim and annual reporting periods beginning after December 15, 2017 (effective January 1, 2018, for us). Early adoption is permitted but only for interim and annual reporting periods beginning after December 15, 2016. We have elected to implement this new accounting guidance using a cumulative-effect approach. We have identified the revenue line items within scope of the new guidance and are currently finalizing our in-depth contract testing related to card and ATM fees, investment management and trust fees, insurance commissions and fees and investment services fees. Based on the completed contract reviews thus far, the adoption of this accounting guidance is not expected to have a material effect on our financial condition nor results of operations. We are still evaluating the related disclosures and gross versus net reporting of revenues and expenses related to card interchange arrangements as well as underwriting services provided by our broker-dealer.

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

The following table provides the final purchase price calculation as of the Acquisition Date and the identifiable assets purchased and the liabilities assumed at their fair value. These fair value measurements were based on internal and third-party valuations.

in millions
Consideration paid:
KeyCorp common stock issued		$2,831
Cash payments to First Niagara stockholders		811
Exchange of First Niagara preferred stock for KeyCorp preferred stock		350
Total consideration paid		$3,992

Statement of Net Assets Acquired at Fair Value:
ASSETS
Cash and due from banks and short-term investments	$620
Investment securities	9,012
Other investments	297
Loans	23,590
Premises and equipment	245
Other intangible assets	385
Accrued income and other assets	1,467
Total assets	$35,616

LIABILITIES
Deposits	$28,994
Bank notes and other short-term borrowings	2,698
Accrued expense and other liabilities	490
Long-term debt	846
Total liabilities	$33,028

Net identifiable assets acquired		2,588
Goodwill		$1,404

Measurement Period Adjustments

We estimated the fair value of loans acquired from First Niagara by utilizing the discounted cash flow method within the income approach. This methodology aggregates the purchased loans by category and risk rating. Cash flows for each category were determined by estimating future credit losses and the rate of prepayments. Projected monthly cash flows were then discounted to present value based on a market rate for similar loans. There was no carryover of First Niagara’s ALLL associated with the loans we acquired. The valuation of the acquired loans was final at June 30, 2017.

Based on the final valuations, we updated our fair values within our Consolidated Balance Sheet with a corresponding adjustment to goodwill. These changes are reflected in the following table:

in millions
Acquired Asset	Balance Sheet Line Item	Provisional Estimate	Final	Increase (Decrease)
Loans	Loans	$23,645	$23,590	$(55)
Tax adjustment on previous fair value measurement (a)	Accrued income and other assets	1,449	1,467	18
Unfunded lending-related commitments	Accrued expense and other liabilities	67	65	(2)
Deferred compensation (a)	Accrued expense and other liabilities	39	41	2

(a)	The fair value adjustment did not have any impact on the income statement for the three and six months ended June 30, 2017.

The finalization of the fair values also impacted various income statement line items on the Consolidated Statements of Income. The amounts shown in the table below represent the increase (decrease) in the respective line items for the previous reporting period had the final fair value been recorded at the Acquisition Date.

in millions		Portion Related to
Acquired Asset	Income Statement Line Item	Previous Reporting Period (a)
Loans	Interest income	$42
Loans	Provision for credit losses	1
Loans	Other noninterest income	(3)
Unfunded lending-related commitments	Other noninterest income	(4)

(a)	Represents the change in amount that should have been reported compared to what was actually reported in the December 31, 2016, Consolidated Statements of Income.

The following table presents the PCI loans receivable balance at the First Niagara Acquisition Date:

in millions	PCI
Contractual required payments receivable	$1,434
Nonaccretable difference	173
Expected cash flows	1,261
Accretable yield	172
Fair value	$1,089

At the First Niagara Acquisition Date, the contractually-required payments receivable on the purchased performing loans totaled $22.5 billion, with a corresponding estimated fair value of $22.0 billion. The estimated cash flows not expected to be collected at the Acquisition Date were $500 million. These amounts do not include loans held for sale and the loans that were divested as part of the 18 First Niagara Bank branches that were sold on September 9, 2016.

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

Goodwill of $1.4 billion was recorded as a result of the transaction and is not amortized for book purposes. Of this total, $1.1 billion of goodwill was assigned to our Key Community Bank segment and $280 million of goodwill was assigned to our Key Corporate Bank segment. The goodwill recorded is not deductible for tax purposes. The following table shows the changes in the carrying amount of goodwill by reporting unit.

in millions	Key Community Bank	Key Corporate Bank	Total
BALANCE AT DECEMBER 31, 2015	$979	$81	$1,060
Acquisition of First Niagara	1,109	277	1,386
BALANCE AT DECEMBER 31, 2016	2,088	358	2,446
Tax adjustment on previous fair value measurements	(15)	(4)	(19)
Loan adjustment on previous fair value measurements	30	7	37
BALANCE AT JUNE 30, 2017	$2,103	$361	$2,464

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

Direct acquisition costs related to the First Niagara acquisition were expensed as incurred and amounted to less than $1 million for the six months ended June 30, 2017. These direct acquisition costs are part of our total merger-related charges.

The following table presents unaudited pro forma information as if the acquisition of First Niagara had occurred on January 1, 2015. This pro forma information gives effect to certain adjustments, including purchase accounting fair value adjustments, amortization of core deposit and other intangibles, and related income tax effects. Merger-related charges related to the First Niagara merger that we incurred during the six months ended June 30, 2016, are not reflected in the unaudited pro forma amounts. The pro forma information does not necessarily reflect the results of operations that would have occurred had KeyCorp merged with First Niagara at the beginning of 2015. Cost savings are also not reflected in the unaudited pro forma amounts for the six months ended June 30, 2016.

Pro forma
in millions	Six months ended June 30, 2016
Net interest income (TE)	$1,773
Noninterest income	1,044
Net income (loss) attributable to common shareholders	482

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

Our basic and diluted earnings per common share are calculated as follows:

	Three months ended June 30,		Six months ended June 30,
dollars in millions, except per share amounts	2017	2016	2017	2016
EARNINGS
Income (loss) from continuing operations	$407	$198	$732	$385
Less: Net income (loss) attributable to noncontrolling interests	—	(1)	1	(1)
Income (loss) from continuing operations attributable to Key	407	199	731	386
Less: Dividends on Preferred Stock	14	6	42	11
Income (loss) from continuing operations attributable to Key common shareholders	393	193	689	375
Income (loss) from discontinued operations, net of taxes (a)	5	3	5	4
Net income (loss) attributable to Key common shareholders	$398	$196	$694	$379
WEIGHTED-AVERAGE COMMON SHARES
Weighted-average common shares outstanding (000)	1,076,203	831,899	1,083,486	829,640
Effect of convertible preferred stock	—	—	—	—
Effect of common share options and other stock awards	16,836	6,597	15,808	7,138
Weighted-average common shares and potential common shares outstanding (000) (b)	1,093,039	838,496	1,099,294	836,778
EARNINGS PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.36	$.23	$.64	$.45
Income (loss) from discontinued operations, net of taxes (a)	—	—	—	—
Net income (loss) attributable to Key common shareholders (c)	.37	.23	.64	.45

Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$.36	$.23	$.63	$.44
Income (loss) from discontinued operations, net of taxes (a)	—	—	—	—
Net income (loss) attributable to Key common shareholders — assuming dilution (c)	.36	.23	.63	.45

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

(b)	Assumes conversion of common share options and other stock awards and/or convertible preferred stock, as applicable.

(c)	EPS may not foot due to rounding.

4. Loans and Loans Held for Sale

in millions	June 30, 2017	December 31, 2016
Commercial and industrial (a)	$40,914	$39,768
Commercial real estate:
Commercial mortgage	14,813	15,111
Construction	2,168	2,345
Total commercial real estate loans	16,981	17,456
Commercial lease financing (b)	4,737	4,685
Total commercial loans	62,632	61,909
Residential — prime loans:
Real estate — residential mortgage	5,517	5,547
Home equity loans	12,405	12,674
Total residential — prime loans	17,922	18,221
Consumer direct loans	1,755	1,788
Credit cards	1,049	1,111
Consumer indirect loans	3,145	3,009
Total consumer loans	23,871	24,129
Total loans (c), (d)	$86,503	$86,038

(a)	Loan balances include $118 million and $116 million of commercial credit card balances at June 30, 2017, and December 31, 2016, respectively.

(b)
Commercial lease financing includes receivables held as collateral for a secured borrowing of $47 million and $68 million at June 30, 2017, and December 31, 2016, respectively. Principal reductions are based on the cash payments received from these related receivables. Additional information pertaining to this secured borrowing is included in Note 19 (“Long-Term Debt”) beginning on page 191 of our 2016 Form 10-K.

(c)
At June 30, 2017, total loans include purchased loans of $17.8 billion of which $835 million were PCI loans. At December 31, 2016, total loans include purchased loans of $21 billion, of which $865 million were PCI loans.

(d)
Total loans exclude loans of $1.4 billion at June 30, 2017, and $1.6 billion at December 31, 2016, related to the discontinued operations of the education lending business. Additional information pertaining to these loans is provided in Note 12 (“Acquisition, Divestiture, and Discontinued Operations”).

Our loans held for sale are summarized as follows:

in millions	June 30, 2017	December 31, 2016
Commercial and industrial	$338	$19
Real estate — commercial mortgage	1,332	1,022
Real estate — construction	—	1
Commercial lease financing	10	—
Real estate — residential mortgage (a)	63	62
Total loans held for sale	$1,743	$1,104

(a)
Real estate — residential mortgage loans held for sale are held at fair value at June 30, 2017, and December 31, 2016. The fair value option was elected for real estate — residential mortgage loans held for sale during the third quarter of 2016 with the First Niagara acquisition. The contractual amount due on these loans totaled $63 million at June 30, 2017, and $62 million at December 31, 2016. Changes in fair value are recorded in “Consumer mortgage income” on the income statement. Additional information regarding residential mortgage loans held for sale fair value methodology is provided in Note 6 (“Fair Value Measurements”).

Our quarterly summary of changes in loans held for sale is provided below:

in millions	June 30, 2017	December 31, 2016
Balance at beginning of the period	$1,384	$1,137
New originations	2,876	2,846
Transfers from (to) held to maturity, net	(7)	11
Loan sales	(2,507)	(2,889)
Loan draws (payments), net	(3)	(1)
Balance at end of period (a)	$1,743	$1,104

(a)	Total loans held for sale include real estate — residential mortgage loans held for sale at fair value of $63 million at June 30, 2017, and $62 million at December 31, 2016.

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

Our nonperforming assets and past due loans were as follows:

in millions	June 30, 2017	December 31, 2016
Total nonperforming loans (a)	$507	$625
OREO (b)	48	51
Other nonperforming assets	1	—
Total nonperforming assets	$556	$676
Nonperforming assets from discontinued operations—education lending (c)	$5	$5
TDRs included in nonperforming loans	193	141
TDRs with an allocated specific allowance (d)	72	59
Specifically allocated allowance for restructured loans (e)	25	27
Accruing loans past due 90 days or more	$85	$87
Accruing loans past due 30 through 89 days	340	404

(a)	Nonperforming loan balances exclude $835 million and $865 million of PCI loans at June 30, 2017, and December 31, 2016, respectively.

(b)	Includes carrying value of foreclosed residential real estate of approximately $29 million and $29 million at June 30, 2017 and December 31, 2016, respectively.

(c)
Restructured loans of approximately $24 million and $22 million are included in discontinued operations at June 30, 2017, and December 31, 2016, respectively. See Note 12 (“Acquisition, Divestiture, and Discontinued Operations”) for further discussion.

(d)	Included in individually impaired loans allocated a specific allowance.

(e)	Included in allowance for individually evaluated impaired loans.

We evaluate purchased loans for impairment in accordance with the applicable accounting guidance. Purchased loans that have evidence of deterioration in credit quality since origination and for which it is probable, at acquisition, that all contractually required payments will not be collected are deemed PCI. Several factors are considered when evaluating whether a loan is considered a PCI loan, including the delinquency status of the loan, updated borrower credit status, and updated LTV ratios. In accordance with ASC 310-30, excluded from the purchased impaired loans are leases, revolving credit arrangements, and loans held for sale.

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

Over the life of PCI loans or pools, Key evaluates the remaining contractually required payments receivable and estimates cash flows expected to be collected. Contractually required payments receivable may increase or decrease for a variety of reasons, such as, when the contractual terms of the loan agreement are modified, when interest rates on variable rate loans change, or when principal and/or interest payments are received. Cash flows expected to be collected on PCI loans are estimated by incorporating several primary assumptions similar to the initial estimate of fair value. These primary assumptions include probability of default, loss given default, and prepayment rate. Increases in expected cash flows of PCI loans or pools subsequent to acquisition are recognized prospectively through adjustment of the yield on the loans or pools over its remaining life, while decreases in expected cash flows are recognized as impairment through a provision for credit losses and an increase in the ALLL.

The difference between the fair value of a nonimpaired acquired loan and contractual amounts due at the Acquisition Date is accreted into income over the estimated life of the loan or pool. Contractually required payments represent the total undiscounted amount of all uncollected principal and interest payments.

The following table presents the PCI loans receivable balance at the First Niagara Acquisition Date:

August 1, 2016	PCI
in millions
Contractual required payments receivable	$1,434
Nonaccretable difference	173
Expected cash flows	1,261
Accretable yield	172
Fair value	$1,089

At the First Niagara Acquisition Date, the contractual required payments receivable on the purchased non-impaired loans totaled $22.5 billion, with a corresponding estimated fair value of $22.0 billion. The estimated cash flows not expected to be collected at the Acquisition Date were $500 million. These amounts do not include loans held for sale and the loans that were divested as part of the 18 branches that were sold on September 9, 2016.

In addition to the PCI loans acquired with the First Niagara acquisition in the third quarter of 2016, Key has PCI loans from an earlier acquisition in 2012. At the 2012 acquisition date, the estimated gross contractual amount receivable of all PCI loans totaled $41 million. The estimated cash flows not expected to be collected (the nonaccretable amount) were $11 million, and the accretable amount was approximately $5 million. The following tables present the roll-forward of the accretable yield and the beginning and ending outstanding unpaid principal balance and carrying amount of all PCI loans for the three and six months ended June 30, 2017, and the twelve months ended December 31, 2016. The roll-forward of the accretable yield for the three and six months ended June 30, 2017, reflects the impact of prospective purchase accounting adjustments resulting from the finalization of the First Niagara Acquisition Date loan valuation.

	Three Months Ended June 30,			Six Months Ended June 30,
	2017			2017
in millions	Accretable Yield	Carrying Amount	Outstanding Unpaid Principal Balance	Accretable Yield	Carrying Amount	Outstanding Unpaid Principal Balance
Balance at beginning of period	$192	$812	$930	$197	$865	$1,002
Additions	(33)			(33)
Accretion	(6)			(20)
Net reclassifications from nonaccretable to accretable	(24)			(11)
Payments received, net	8			4
Disposals	—			—
Balance at end of period	$137	$835	$912	$137	$835	$912

	Twelve Months Ended December 31,
	2016
in millions	Accretable Yield	Carrying Amount	Outstanding Unpaid Principal Balance
Balance at beginning of period	$5	$11	$17
Additions	205
Accretion	(29)
Net reclassifications from nonaccretable to accretable	35
Payments received, net	(19)
Disposals	—
Balance at end of period	$197	$865	$1,002

At June 30, 2017, the approximate carrying amount of our commercial nonperforming loans outstanding represented 81% of their original contractual amount owed, total nonperforming loans outstanding represented 83% of their original contractual amount owed, and nonperforming assets in total were carried at 83% of their original contractual amount owed. At June 30, 2017, our 20 largest nonperforming loans totaled $164 million, representing 32% of total loans on nonperforming status.

Nonperforming loans and loans held for sale reduced expected interest income by $6 million and $12 million for the three and six months ended June 30, 2017, and $6 million and $12 million for the three and six months ended June 30, 2016.

The following tables set forth a further breakdown of individually impaired loans as of June 30, 2017, and December 31, 2016:

June 30, 2017	Recorded Investment (a)	Unpaid Principal Balance (b)	Specific Allowance
in millions
With no related allowance recorded:
Commercial and industrial	$124	$138	—
Commercial real estate:
Commercial mortgage	1	12	—
Total commercial real estate loans	1	12	—
Total commercial loans	125	150	—
Real estate — residential mortgage	19	19	—
Home equity loans	59	59	—
Consumer indirect loans	2	2	—
Total consumer loans	80	80	—
Total loans with no related allowance recorded	205	230	—
With an allowance recorded:
Commercial and industrial	42	54	$17
Commercial real estate:
Commercial mortgage	14	15	3
Total commercial real estate loans	14	15	3
Total commercial loans	56	69	20
Real estate — residential mortgage	31	31	3
Home equity loans	60	60	13
Consumer direct loans	3	3	—
Credit cards	3	3	—
Consumer indirect loans	31	31	1
Total consumer loans	128	128	17
Total loans with an allowance recorded	184	197	37
Total	$389	$427	$37

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

(b)	The Unpaid Principal Balance represents the customer’s legal obligation to us.

The following table sets forth a further breakdown of the average recorded investment for individually impaired loans reported by Key:

Average Recorded Investment (a)	Three Months Ended June 30,		Six Months Ended June 30,
in millions	2017	2016	2017	2016
Commercial and industrial	$201	$342	$225	$195
Commercial real estate:
Commercial mortgage	15	6	10	8
Construction	—	14	—	13
Total commercial real estate loans	15	20	10	21
Total commercial loans	216	362	235	216
Real estate — residential mortgage	50	54	50	54
Home equity loans	122	132	122	128
Consumer direct loans	3	3	3	2
Credit cards	3	3	3	3
Consumer indirect loans	34	35	32	37
Total consumer loans	212	227	210	224
Total	$428	$589	$445	$440

(a)
The Recorded Investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on our Consolidated Balance Sheet.

Interest income recognized on the outstanding balances of accruing impaired loans totaled $3 million and $6 million for the three and six months ended June 30, 2017, and $1 million and $6 million for the three and six months ended June 30, 2016.

At June 30, 2017, aggregate restructured loans (accrual and nonaccrual loans) totaled $333 million, compared to $280 million at December 31, 2016. During the three months ended June 30, 2017, we added $67 million in restructured loans, which were partially offset by $36 million in payments and charge-offs. During the first six months ended June 30, 2017, we added $114 million in restructured loans, which were partially offset by $61 million in payments and charge-offs. During 2016, we added $107 million in restructured loans, which were offset by $107 million in payments and charge-offs.

A further breakdown of TDRs included in nonperforming loans by loan category as of June 30, 2017, follows:

June 30, 2017	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
dollars in millions
LOAN TYPE
Nonperforming:
Commercial and industrial	20	$126	$91
Commercial real estate:
Commercial mortgage	7	16	15
Total commercial real estate loans	7	16	15
Total commercial loans	27	142	106
Real estate — residential mortgage	282	16	16
Home equity loans	1,097	67	59
Consumer direct loans	38	1	1
Credit cards	320	2	2
Consumer indirect loans	592	11	9
Total consumer loans	2,329	97	87
Total nonperforming TDRs	2,356	239	193
Prior-year accruing:(a)
Commercial and industrial	5	30	18
Total commercial loans	5	30	18
Real estate — residential mortgage	513	33	33
Home equity loans	1,272	75	61
Consumer direct loans	29	2	2
Credit cards	405	3	1
Consumer indirect loans	334	53	25
Total consumer loans	2,553	166	122
Total prior-year accruing TDRs	2,558	196	140
Total TDRs	4,914	$435	$333

(a)	Represents TDRs that were restructured prior to January 1, 2017, and are fully accruing.

A further breakdown of TDRs included in nonperforming loans by loan category as of December 31, 2016, follows:

December 31, 2016	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
dollars in millions
LOAN TYPE
Nonperforming:
Commercial and industrial	18	$91	$50
Commercial real estate:
Commercial mortgage	7	2	1
Total commercial real estate loans	7	2	1
Total commercial loans	25	93	51
Real estate — residential mortgage	264	16	16
Home equity loans	1,199	77	69
Consumer direct loans	32	1	—
Credit cards	336	2	2
Consumer indirect loans	124	4	3
Total consumer loans	1,955	100	90
Total nonperforming TDRs	1,980	193	141
Prior-year accruing: (a)
Commercial and Industrial	5	30	16
Total commercial loans	5	30	16
Real estate — residential mortgage	477	35	35
Home equity loans	1,231	70	57
Consumer direct loans	35	2	2
Credit cards	410	3	1
Consumer indirect loans	377	56	28
Total consumer loans	2,530	166	123
Total prior-year accruing TDRs	2,535	196	139
Total TDRs	4,515	$389	$280

(a)	Represents TDRs that were restructured prior to January 1, 2016, and are fully accruing.

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

Commercial loan TDRs are considered defaulted when principal and interest payments are 90 days past due. Consumer loan TDRs are considered defaulted when principal and interest payments are more than 60 days past due. During the three months ended June 30, 2017, there were no commercial loan TDRs and 52 consumer loan TDRs with a combined recorded investment of $2 million that experienced payment defaults after modifications resulting in TDR status during 2016. During the three months ended June 30, 2016, there were no commercial loan TDRs and 41 consumer loan TDRs with a combined recorded investment of $2 million that experienced payment defaults after modifications resulting in TDR status during 2015.

During the six months ended June 30, 2017, there were no commercial loan TDRs and 55 consumer loan TDRs with a combined recorded investment of $2 million that experienced payment defaults after modifications resulting in TDR status during 2016. During the six months ended June 30, 2016, there were no commercial loan TDRs and 91 consumer TDRs with a combined recorded investment of $4 million that experienced payment defaults after modifications resulting in TDR status during 2015.

As TDRs are individually evaluated for impairment under the specific reserve methodology, subsequent defaults do not generally have a significant additional impact on the ALLL. Commitments outstanding to lend additional funds to borrowers whose loan terms have been modified in TDRs are $26 million and $14 million at June 30, 2017 and December 31, 2016, respectively.

Our loan modifications are handled on a case-by-case basis and are negotiated to achieve mutually agreeable terms that maximize loan collectability and meet the borrower’s financial needs. Our concession types are primarily interest rate reductions, forgiveness of principal, and other modifications. The commercial TDR other concession category includes modification of loan terms, covenants, or conditions. The consumer TDR other concession category primarily includes those borrowers’ debts that are discharged through Chapter 7 bankruptcy and have not been formally re-affirmed. At June 30, 2017, and December 31, 2016, the recorded investment of consumer residential mortgage loans in the process of foreclosure was approximately $142 million and $141 million, respectively.

The following table shows the post-modification outstanding recorded investment by concession type for our commercial and consumer accruing and nonaccruing TDRs that occurred during the three and six months ended June 30, 2017, and June 30, 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
in millions	2017	2016	2017	2016
Commercial loans:
Interest rate reduction	$43	$16	$69	19
Forgiveness of principal	—	—	—	—
Other	12	—	12	$—
Total	$55	$16	$81	$19
Consumer loans:
Interest rate reduction	$4	$3	$7	$6
Forgiveness of principal	—	—	—	—
Other	4	3	16	17
Total	$8	$6	$23	$23
Total commercial and consumer TDRs	$63	$22	$104	$42
Total loans	86,503	62,098	86,503	62,098

Our policies for determining past due loans, placing loans on nonaccrual, applying payments on nonaccrual loans, and resuming accrual of interest for our commercial and consumer loan portfolios are disclosed in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Nonperforming Loans” beginning on page 108 of our 2016 Form 10-K.

The following aging analysis of past due and current loans as of June 30, 2017, and December 31, 2016, provides further information regarding Key’s credit exposure.

Aging Analysis of Loan Portfolio (a)

June 30, 2017	Current	30-59 Days Past Due (b)	60-89 Days Past Due (b)	90 and Greater Days Past Due (b)	Non-performing Loans	Total Past Due and Non-performing Loans	Purchased Credit Impaired	Total Loans (c), (d)
in millions
LOAN TYPE
Commercial and industrial	$40,484	$76	$41	$33	$178	$328	$102	$40,914
Commercial real estate:
Commercial mortgage	14,433	26	12	13	34	85	295	14,813
Construction	2,132	1	—	2	4	7	29	2,168
Total commercial real estate loans	16,565	27	12	15	38	92	324	16,981
Commercial lease financing	4,675	43	2	6	11	62	—	4,737
Total commercial loans	$61,724	$146	$55	$54	$227	$482	$426	$62,632
Real estate — residential mortgage	$5,054	$17	$8	$1	$58	$84	$379	$5,517
Home equity loans	12,106	36	18	12	208	274	25	12,405
Consumer direct loans	1,731	9	3	5	2	19	5	1,755
Credit cards	1,026	7	4	10	2	23	—	1,049
Consumer indirect loans	3,095	29	8	3	10	50	—	3,145
Total consumer loans	$23,012	$98	$41	$31	$280	$450	$409	$23,871
Total loans	$84,736	$244	$96	$85	$507	$932	$835	$86,503

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

Commercial Credit Exposure — Excluding PCI
Credit Risk Profile by Creditworthiness Category (a), (b)

in millions	Commercial and industrial		RE — Commercial		RE — Construction		Commercial lease		Total
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
RATING	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Pass	$38,977	$37,845	$14,084	$14,308	$2,105	$2,287	$4,654	$4,632	$59,820	$59,072
Criticized (Accruing)	1,657	1,514	400	455	30	30	72	45	2,159	2,044
Criticized (Nonaccruing)	178	297	34	26	4	2	11	8	227	333
Total	$40,812	$39,656	$14,518	$14,789	$2,139	$2,319	$4,737	$4,685	$62,206	$61,449

(a)	Credit quality indicators are updated on an ongoing basis and reflect credit quality information as of the dates indicated.

(b)
The term criticized refers to those loans that are internally classified by Key as special mention or worse, which are asset quality categories defined by regulatory authorities. These assets have an elevated level of risk and may have a high probability of default or total loss. Pass rated refers to all loans not classified as criticized.

Consumer Credit Exposure — Excluding PCI
Non-PCI Loans by Refreshed FICO Score (a)

in millions	Residential — Prime		Consumer direct loans		Credit cards		Consumer indirect loans		Total
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
750 and above	$9,991	$9,818	$494	$498	$431	$453	$1,456	$1,266	$12,372	$12,035
660 to 749	5,601	5,266	647	661	496	525	1,172	1,195	7,916	7,647
Less than 660	1,605	1,617	191	194	122	132	517	543	2,435	2,486
No Score	321	1,122	418	428	—	1	—	5	739	1,556
Total	$17,518	$17,823	$1,750	$1,781	$1,049	$1,111	$3,145	$3,009	$23,462	$23,724

(a)
Borrower FICO scores provide information about the credit quality of our consumer loan portfolio as they provide an indication as to the likelihood that a debtor will repay its debts. The scores are obtained from a nationally recognized consumer rating agency and are presented in the above table at the dates indicated.

Commercial Credit Exposure — PCI
Credit Risk Profile by Creditworthiness Category (a), (b)

in millions	Commercial and Industrial		RE — Commercial		RE — Construction		Commercial Lease		Total
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
RATING	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Pass	$41	$12	$140	$139	$23	$21	—	—	$204	$172
Criticized	61	100	155	183	6	5	—	—	222	288
Total	$102	$112	$295	$322	$29	$26	—	—	$426	$460

(a)	Credit quality indicators are updated on an ongoing basis and reflect credit quality information as of the dates indicated.

(b)
The term “criticized” refers to those loans that are internally classified by Key as special mention or worse, which are asset quality categories defined by regulatory authorities. These assets have an elevated level of risk and may have a high probability of default or total loss. Pass rated refers to all loans not classified as criticized.

Consumer Credit Exposure — PCI
PCI Loans by Refreshed FICO Score (a)

in millions	Residential — Prime		Consumer direct loans		Credit cards		Consumer indirect loans		Total
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
750 and above	$133	$133	—	—	—	—	—	—	$133	$133
660 to 749	131	127	$2	$2	—	—	—	—	133	129
Less than 660	123	133	3	4	—	—	—	—	126	137
No Score	17	5	—	1	—	—	—	—	17	6
Total	$404	$398	$5	$7	—	—	—	—	$409	$405

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

The ALLL on the acquired non-impaired loan portfolio is estimated using the same methodology as is used for the originated portfolio, however, the estimated ALLL is compared to the remaining accretable yield to determine if any incremental ALLL must be recorded. For PCI loans, Key estimates cash flows expected to be collected quarterly. Decreases in expected cash flows are recognized as impairment through a provision for credit losses and an increase in the ALLL. The ALLL at June 30, 2017, represents our best estimate of the probable credit losses inherent in the loan portfolio at that date.

A summary of the changes in the ALLL for the periods indicated is presented in the table below:

	Three months ended June 30,		Six months ended June 30,
in millions	2017	2016	2017	2016
Balance at beginning of period — continuing operations	$870	$826	$858	$796

Charge-offs	(82)	(64)	(159)	(124)
Recoveries	16	21	35	35
Net loans and leases charged off	(66)	(43)	(124)	(89)

Provision for loan and lease losses from continuing operations	66	71	136	147
Balance at end of period — continuing operations	$870	$854	$870	$854

The changes in the ALLL by loan category for the three and six months ended June 30, 2017, and June 30, 2016, are as follows:

Three months ended June 30, 2017:

in millions	March 31, 2017	Provision	Charge-offs	Recoveries	June 30, 2017
Commercial and Industrial	$512	$54	$(40)	$2	$528
Commercial real estate:
Real estate — commercial mortgage	146	1	(3)	—	144
Real estate — construction	29	(1)	—	—	28
Total commercial real estate loans	175	—	(3)	—	172
Commercial lease financing	40	1	(1)	—	40
Total commercial loans	727	55	(44)	2	740
Real estate — residential mortgage	18	(6)	(4)	1	9
Home equity loans	53	(7)	(9)	5	42
Consumer direct loans	24	7	(8)	2	25
Credit cards	38	16	(12)	2	44
Consumer indirect loans	10	1	(5)	4	10
Total consumer loans	143	11	(38)	14	130
Total ALLL — continuing operations	870	66	(82)	16	870
Discontinued operations	23	—	(4)	2	21
Total ALLL — including discontinued operations	$893	$66	$(86)	$18	$891

Three months ended June 30, 2016:

in millions	March 31, 2016	Provision		Charge-offs	Recoveries	June 30, 2016
Commercial and Industrial	$477	$68		$(35)	$3	$513
Commercial real estate:
Real estate — commercial mortgage	135	(4)		(2)	6	135
Real estate — construction	23	(6)		—	—	$17
Total commercial real estate loans	158	(10)		(2)	6	152
Commercial lease financing	43	3		(3)	2	45
Total commercial loans	678	61		(40)	11	710
Real estate — residential mortgage	20	(1)		(1)	—	18
Home equity loans	64	4		(7)	4	65
Consumer direct loans	20	3		(6)	2	19
Credit cards	31	6		(8)	1	30
Consumer indirect loans	13	(2)		(2)	3	12
Total consumer loans	148	10		(24)	10	144
Total ALLL — continuing operations	826	71	(a)	(64)	21	854
Discontinued operations	24	—		(6)	2	20
Total ALLL — including discontinued operations	$850	$71		$(70)	$23	$874

(a)    Excludes a credit for losses on lending-related commitments of $19 million.

Six months ended June 30, 2017:

in millions	December 31, 2016	Provision		Charge-offs	Recoveries	June 30, 2017
Commercial and Industrial	$508	$85		$(72)	$7	$528
Commercial real estate:
Real estate — commercial mortgage	144	3		(3)	—	144
Real estate — construction	22	5		—	1	$28
Total commercial real estate loans	166	8		(3)	1	172
Commercial lease financing	42	4		(8)	2	40
Total commercial loans	716	97		(83)	10	740
Real estate — residential mortgage	17	(9)		(2)	3	9
Home equity loans	54	(3)		(17)	8	42
Consumer direct loans	24	16		(18)	3	25
Credit cards	38	26		(23)	3	44
Consumer indirect loans	9	9		(16)	8	10
Total consumer loans	142	39		(76)	25	130
Total ALLL — continuing operations	858	136	(a)	(159)	35	870
Discontinued operations	24	3		(10)	4	21
Total ALLL — including discontinued operations	$882	$139		$(169)	$39	$891

(a)    Excludes a credit for losses on lending-related commitments of $7 million.

Six months ended June 30, 2016:

in millions	December 31, 2015	Provision		Charge-offs	Recoveries	June 30, 2016
Commercial and Industrial	$450	$118		$(61)	$6	$513
Commercial real estate:
Real estate — commercial mortgage	134	(4)		(3)	8	135
Real estate — construction	25	(9)		—	1	$17
Total commercial real estate loans	159	(13)		(3)	9	152
Commercial lease financing	47	2		(6)	2	45
Total commercial loans	656	107		(70)	17	710
Real estate — residential mortgage	18	1		(3)	2	18
Home equity loans	57	18		(17)	7	65
Consumer direct loans	20	8		(12)	3	19
Credit cards	32	12		(16)	2	30
Consumer indirect loans	13	1		(6)	4	12
Total consumer loans	140	40		(54)	18	144
Total ALLL — continuing operations	796	147	(a)	(124)	35	854
Discontinued operations	28	2		(15)	5	20
Total ALLL — including discontinued operations	$824	$149		$(139)	$40	$874

(a)    Excludes a credit for losses on lending-related commitments of $6 million.

Our allowance applies expected loss rates to our existing loans with similar risk characteristics as well as any adjustments to reflect our current assessment of qualitative factors, such as changes in economic conditions, underwriting standards, and concentrations of credit.

There was $4 million of provision for loan and lease losses on PCI loans during the six months ended June 30, 2017, and less than $1 million of provision for loan and lease losses on PCI loans during the three months ended June 30, 2017. There was $11 million of provision for loan and lease losses on PCI loans during the twelve months ended December 31, 2016. The provision for loan and lease losses on PCI loans was less than $1 million for the three and six months ended June 30, 2016.

A breakdown of the individual and collective ALLL and the corresponding loan balances as of June 30, 2017, follows:

	Allowance			Outstanding
June 30, 2017	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired	Loans		Individually Evaluated for Impairment	Collectively Evaluated for Impairment		Purchased Credit Impaired
in millions
Commercial and industrial	$17	$508	3	$40,914		$166	$40,646		$102
Commercial real estate:
Commercial mortgage	3	138	3	14,813		15	14,503		295
Construction	—	28	—	2,168		—	2,139		29
Total commercial real estate loans	3	166	3	16,981		15	16,642		324
Commercial lease financing	—	40	—	4,737		—	4,737		—
Total commercial loans	20	714	6	62,632		181	62,025		426
Real estate — residential mortgage	3	6	—	5,517		50	5,088		379
Home equity loans	13	28	1	12,405		120	12,260		25
Consumer direct loans	—	25	—	1,755		4	1,746		5
Credit cards	—	44	—	1,049		3	1,046		—
Consumer indirect loans	—	10	—	3,145		33	3,112		—
Total consumer loans	16	113	1	23,871		210	23,252		409
Total ALLL — continuing operations	36	827	7	86,503		391	85,277		835
Discontinued operations	2	19	—	1,436	(a)	24	1,412	(a)	—
Total ALLL — including discontinued operations	$38	$846	7	$87,939		$415	$86,689		$835

(a)	Amount includes $2 million of loans carried at fair value that are excluded from ALLL consideration.

A breakdown of the individual and collective ALLL and the corresponding loan balances as of December 31, 2016, follows:

	Allowance			Outstanding
December 31, 2016	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired	Loans		Individually Evaluated for Impairment	Collectively Evaluated for Impairment		Purchased Credit Impaired
in millions
Commercial and Industrial	$17	$486	5	$39,768		$284	$39,372		$112
Commercial real estate:
Commercial mortgage	—	144	—	15,111		5	14,784		322
Construction	—	22	—	2,345		—	2,319		26
Total commercial real estate loans	—	166	—	17,456		5	17,103		348
Commercial lease financing	—	42	—	4,685		—	4,685		—
Total commercial loans	17	694	5	61,909		289	61,160		460
Real estate — residential mortgage	2	15	—	5,547		51	5,128		368
Home equity loans	17	37	—	12,674		125	12,519		30
Consumer direct loans	—	24	—	1,788		3	1,778		7
Credit cards	—	38	—	1,111		3	1,108		—
Consumer indirect loans	1	8	—	3,009		30	2,979		—
Total consumer loans	20	122	—	24,129		212	23,512		405
Total ALLL — continuing operations	37	816	5	86,038		501	84,672		865
Discontinued operations	2	22	—	1,565	(a)	22	1,543	(a)	—
Total ALLL — including discontinued operations	$39	$838	$5	$87,603		$523	$86,215		$865

(a)	Amount includes $3 million of loans carried at fair value that are excluded from ALLL consideration.

The liability for credit losses inherent in unfunded lending-related commitments, such as letters of credit and unfunded loan commitments, is included in “accrued expense and other liabilities” on the balance sheet. We establish the amount of this reserve by considering both historical trends and current market conditions quarterly, or more often if deemed necessary.

Changes in the liability for credit losses on unfunded lending-related commitments are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
in millions	2017	2016	2017	2016
Balance at beginning of period	$48	$69	$55	$56
Provision (credit) for losses on lending-related commitments	—	(19)	(7)	(6)
Balance at end of period	$48	$50	$48	$50

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

•
Securities are classified as Level 3 when there is limited activity in the market for a particular instrument. To determine fair value in such cases, depending on the complexity of the valuations required, we use internal models based on certain assumptions or a third-party valuation service. At June 30, 2017, our Level 3 instruments consist of two convertible preferred securities. Our Corporate Strategy group is responsible for reviewing the valuation model and determining the fair value of these investments on a quarterly basis. The securities are valued using a cash flow analysis of the associated private company issuers. The valuations of the securities are negatively affected by projected net losses of the associated private companies and positively affected by projected net gains.

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

Our indirect investments include primary and secondary investments in private equity funds engaged mainly in venture- and growth-oriented investing. These investments do not have readily determinable fair values. Indirect investments are valued using a methodology that is consistent with accounting guidance allowing us to estimate fair value based upon net asset value per share (or its equivalent, such as member units or an ownership interest in partners’ capital to which a proportionate share of net assets is attributed). On January 13, 2017, Key filed for an additional extension for illiquid funds, to retain certain indirect investments until the earlier of the date on which the investment is conformed or is expected to mature, or July 21, 2022. The application for an extension was approved on February 14, 2017. As of June 30, 2017, we have not committed to a plan to sell these investments. Therefore, these investments continue to be valued using the net asset value per share methodology.

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

The following table presents the fair value of our direct and indirect principal investments and related unfunded commitments at June 30, 2017, as well as financial support provided for the six months ended June 30, 2017, and June 30, 2016.

			Financial support provided
			Three months ended June 30,				Six months ended June 30,
	June 30, 2017		2017		2016		2017		2016
in millions	Fair Value	Unfunded Commitments	Funded Commitments	Funded Other	Funded Commitments	Funded Other	Funded Commitments	Funded Other	Funded Commitments	Funded Other
INVESTMENT TYPE
Direct investments (a)	$15	—	—	—	—	—	—	—	—	$13
Indirect investments (b) (measured at NAV)	148	$36	—	—	$2	—	$1	—	$3	—
Total	$163	$36	—	—	$2	—	$1	—	$3	$13

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

Residential mortgage loans are valued based on quoted market prices, where available, prices for other traded mortgage loans with similar characteristics, and purchase commitments and bid information received from market participants. The prices are adjusted as necessary to include the embedded servicing value in the loans and to take into consideration the specific characteristics of certain loans that are priced based on the pricing of similar loans. These adjustments represent unobservable inputs to the valuation but are not considered significant given the relative insensitivity of the value to changes in these inputs to the fair value of the loans. Accordingly, the majority of residential mortgage loans held for sale are classified as Level 2. Our residential mortgage activity also includes temporarily unsalable residential mortgage loans that are included in “Loans, net of unearned income” and loans with salability issues included in “Loans held for sale” on the balance sheet.  These loans have an origination defect that makes them temporarily unable to be sold into the performing loan sales market. Because transaction details regarding sales of this type of loan are often unavailable, unobservable bid information from brokers and investors is heavily relied upon. Accordingly, based on the significance of unobservable inputs, these loans are classified as Level 3.

Derivatives. Exchange-traded derivatives are valued using quoted prices and, therefore, are classified as Level 1 instruments. However, only a few types of derivatives are exchange-traded. The majority of our derivative positions are valued using internally developed models, based on market convention, that use observable market inputs, such as interest rate curves, LIBOR and Overnight Index Swap discount rates and curves, index pricing curves, foreign currency curves, and volatility surfaces (a three-dimensional graph of implied volatility against strike price and maturity), as well as current prices for mortgage securities and investor supplied prices. These derivative contracts, which are classified as Level 2 instruments, include interest rate swaps, certain options, cross-currency swaps, credit default swaps, and forward mortgage loan sale commitments.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are measured at fair value on a recurring basis in accordance with GAAP. The following tables present these assets and liabilities at June 30, 2017, and December 31, 2016.

June 30, 2017	Level 1	Level 2	Level 3	Total
in millions
ASSETS MEASURED ON A RECURRING BASIS
Trading account assets:
U.S. Treasury, agencies and corporations	—	$797	—	$797
States and political subdivisions	—	31	—	31
Collateralized mortgage obligations	—	—	—	—
Other mortgage-backed securities	—	195	—	195
Other securities	$3	40	—	43
Total trading account securities	3	1,063	—	1,066
Commercial loans	—	15	—	15
Total trading account assets	3	1,078	—	1,081
Securities available for sale:
U.S. Treasury, agencies and corporations	—	168	—	168
States and political subdivisions	—	11	—	11
Agency residential collateralized mortgage obligations (a)	—	14,291	—	14,291
Agency residential mortgage-backed securities (a)	—	1,637	1	1,638
Agency commercial mortgage-backed securities	—	1,897	—	1,897
Other securities	—	—	$19	19
Total securities available for sale	—	18,004	20	18,024
Other investments:
Principal investments:
Direct	—	—	15	15
Indirect (measured at NAV) (b)	—	—	—	148
Total other investments	—	—	15	163
Loans, net of unearned income	—	—	—	—
Loans held for sale	—	63	—	63
Derivative assets:
Interest rate	—	767	16	783
Foreign exchange	86	13	—	99
Commodity	—	167	—	167
Credit	—	2	1	3
Other	—	1	4	5
Derivative assets	86	950	21	1,057
Netting adjustments (c)	—	—	—	(421)
Total derivative assets	86	950	21	636
Accrued income and other assets	—	—	—	—
Total assets on a recurring basis at fair value	$89	$20,095	$56	$19,967
LIABILITIES MEASURED ON A RECURRING BASIS
Bank notes and other short-term borrowings:
Short positions	$195	$729	—	$924
Derivative liabilities:
Interest rate	—	516	—	516
Foreign exchange	85	11	—	96
Commodity	—	157	—	157
Credit	—	4	—	4
Other	—	18	—	18
Derivative liabilities	85	706	—	791
Netting adjustments (c)	—	—	—	(483)
Total derivative liabilities	85	706	—	308
Accrued expense and other liabilities	—	—	—	—
Total liabilities on a recurring basis at fair value	$280	$1,435	—	$1,232

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

Changes in Level 3 Fair Value Measurements

The following table shows the components of the change in the fair values of our Level 3 financial instruments for the three and six months ended June 30, 2017, and June 30, 2016. We mitigate the credit risk, interest rate risk, and risk of loss related to many of these Level 3 instruments by using securities and derivative positions classified as Level 1 or Level 2. Level 1 and Level 2 instruments are not included in the following table. Therefore, the gains or losses shown do not include the impact of our risk management activities.

in millions	Beginning of Period Balance	Gains (Losses) Included in Other Comprehensive Income	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers Other	Transfers into Level 3 (a)		Transfers out of Level 3 (a)		End of Period Balance (f)	Unrealized Gains (Losses) Included in Earnings
Six months ended June 30, 2017
Securities available for sale
Other securities	$17	$3	—		—	—	—	—	—		—		$20	—
Other investments
Principal investments
Direct	27	—	$(5)	(b)	—	$(7)	—	—	—		—		15	$(3)	(b)
Derivative instruments (c)
Interest rate	7	—	—		—	—	—	—	$12	(e)	$(3)	(e)	16	—
Credit	1	—	(7)	(d)	—	—	$7	—	—		—		1	—
Other (g)	2	—	—		—	—	—	$2	—		—		4	—
Three months ended June 30, 2017
Securities available for sale
Other securities	17	3	—		—	—	—	—	—		—		20	—
Other investments
Principal investments
Direct	21	—	(3)	(b)	—	(3)	—	—	—		—		15	3	(b)
Derivative instruments (c)
Interest rate	5	—	—		—	—	—	—	11	(e)	$—	(e)	16	—
Credit	1	—	(4)	(d)	—	—	4	—	—		—		1	—
Other (g)	4	—	—		—	—	—	—	—		—		4	—

in millions	Beginning of Period Balance	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers into Level 3 (a)		Transfers out of Level 3 (a)		End of Period Balance (f)	Unrealized Gains (Losses) Included in Earnings
Six months ended June 30, 2016
Securities available for sale
Other securities	$17	—		—	—	—	—		—		$17	—
Other investments
Principal investments
Direct	50	$3	(b)	—	$(29)	—	—		—		24	$(1)	(b)
Other indirect	20	—	(b)	—	(20)	—	—		—		—	(1)	(b)
Derivative instruments (c)
Interest rate	16	6	(d)	—	—	—	$3	(e)	$(10)	(e)	15	—
Credit	1	(6)	(d)	—	—	$7	—		—		2	—
Three months ended June 30, 2016
Securities available for sale
Other securities	$17	—		—	—	—	—		—		$17	—
Other investments
Principal investments
Direct	47	$6	(b)	—	$(29)	—	—		—		24	$2	(b)
Indirect	18	1	(b)	—	(19)	—	—		—		—	—
Derivative instruments (c)
Interest rate	16	2	(d)	—	—	—	—		$(3)	(e)	15	—
Credit	2	(4)	(d)	—	—	$4	—		—		2	—

(a)	Our policy is to recognize transfers into and transfers out of Level 3 as of the end of the reporting period.

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

(f)	There were no issuances for the six-month periods ended June 30, 2017, and June 30, 2016.

(g)	Amounts represent Level 3 interest rate lock commitments.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in accordance with GAAP. The adjustments to fair value generally result from the application of accounting guidance that requires assets and liabilities to be recorded at the lower of cost or fair value, or assessed for impairment. There were no liabilities measured at fair value on a nonrecurring basis at June 30, 2017, and December 31, 2016. The following table presents our assets measured at fair value on a nonrecurring basis at June 30, 2017, and December 31, 2016:

	June 30, 2017				December 31, 2016
in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A NONRECURRING BASIS
Impaired loans	—	9	$2	$11	—	—	$11	$11
Loans held for sale (a)	—	—	—	—	—	—	—	—
Accrued income and other assets	—	—	10	10	—	—	11	11
Total assets on a nonrecurring basis at fair value	—	9	$12	$21	—	—	$22	$22

(a)
During the first six months of 2017, we transferred $17 million of commercial loans and leases at their current fair value from held-to-maturity portfolio to held-for-sale status, compared to $35 million during 2016.

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

Commercial loans held for sale. Through a quarterly analysis of our loan portfolios held for sale, which include both performing and nonperforming commercial loans, we determine any adjustments necessary to record the portfolios at the lower of cost or fair value in accordance with GAAP. Our analysis concluded that there were no commercial loans held for sale adjusted to fair value at June 30, 2017, and December 31, 2016.

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

Quantitative Information about Level 3 Fair Value Measurements

The range and weighted average of the significant unobservable inputs used to fair value our material Level 3 recurring and nonrecurring assets at June 30, 2017, and December 31, 2016, along with the valuation techniques used, are shown in the following table:

June 30, 2017	Fair Value of Level 3 Assets	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
dollars in millions
Recurring
Other investments — principal investments — direct:	$15	Individual analysis of the condition of each investment
Debt instruments			EBITDA multiple	5.70 - 6.30 (6.20)
Nonrecurring
Impaired loans	2	Fair value of underlying collateral	Discount	00.00 - 55.00% (16.00%)

December 31, 2016	Fair Value of Level 3 Assets	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
dollars in millions
Recurring
Other investments — principal investments — direct:	$27	Individual analysis of the condition of each investment
Debt instruments			EBITDA multiple	6.30 - 7.00 (6.50)
Equity instruments of private companies			EBITDA multiple (where applicable)	N/A (6.3)
Nonrecurring
Impaired loans	11	Fair value of underlying collateral	Discount	00.00 - 70.00% (46.00%)

Fair Value Disclosures of Financial Instruments

The levels in the fair value hierarchy ascribed to our financial instruments and the related carrying amounts at June 30, 2017, and December 31, 2016, are shown in the following tables:

	June 30, 2017
		Fair Value
in millions	Carrying Amount	Level 1	Level 2	Level 3	Measured at NAV	Netting Adjustment		Total
ASSETS
Cash and short-term investments (a)	$3,123	$3,123	—	—	—	—		$3,123
Trading account assets (b)	1,081	3	$1,078	—	—	—		1,081
Securities available for sale (b)	18,024	—	18,004	$20	—	—		18,024
Held-to-maturity securities (c)	10,638	—	10,463	—	—	—		10,463
Other investments (b)	732	—	—	580	148	—		728
Loans, net of allowance (d)	85,633	—	—	84,072	—	—		84,072
Loans held for sale (b)	1,743	—	63	1,680	—	—		1,743
Derivative assets (b)	636	86	950	21	—	(421)	(f)	636
LIABILITIES
Deposits with no stated maturity (a)	$91,930	—	$91,930	—	—	—		$91,930
Time deposits (e)	10,891	—	10,979	—	—	—		10,979
Short-term borrowings (a)	2,704	$195	2,509	—	—	—		2,704
Long-term debt (e)	13,261	13,023	613	—	—	—		13,636
Derivative liabilities (b)	308	85	706	—	—	(483)	(f)	308

	December 31, 2016
		Fair Value
in millions	Carrying Amount	Level 1	Level 2	Level 3	Measured at NAV	Netting Adjustment		Total
ASSETS
Cash and short-term investments (a)	$3,452	$3,452	—	—	—	—		$3,452
Trading account assets (b)	867	—	$867	—	—	—		867
Securities available for sale (b)	20,212	3	20,192	$17	—	—		20,212
Held-to-maturity securities (c)	10,232	—	10,007	—	—	—		10,007
Other investments (b)	738	—	—	569	$164	—		733
Loans, net of allowance (d)	85,180	—	—	83,285	—	—		83,285
Loans held for sale (b)	1,104	—	62	1,042	—	—		1,104
Derivative assets (b)	803	114	1,110	10	—	$(431)	(f)	803
LIABILITIES
Deposits with no stated maturity (a)	$93,906	—	$93,906	—	—	—		$93,906
Time deposits (e)	10,181	—	10,267	—	—	—		10,267
Short-term borrowings (a)	2,310	$192	2,118	—	—	—		2,310
Long-term debt (e)	12,384	12,386	304	—	—	—		12,690
Derivative liabilities (b)	636	102	918	—	—	$(384)	(f)	636
Valuation Methods and Assumptions

(a)	Fair value equals or approximates carrying amount. The fair value of deposits with no stated maturity does not take into consideration the value ascribed to core deposit intangibles.

(b)
Information pertaining to our methodology for measuring the fair values of these assets and liabilities is included in the sections entitled “Qualitative Disclosures of Valuation Techniques” and “Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis” in this Note. Investments accounted for under the equity method are not included in this table. Investments accounted for under the cost method are classified as Level 3 assets. These investments are not actively traded in an open market as sales for these types of investments are rare. The carrying amount of the investments carried at cost are adjusted for declines in value if they are considered to be other-than-temporary. These adjustments are included in “other income” on the income statement.

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

We use valuation methods based on exit market prices in accordance with applicable accounting guidance. We determine fair value based on assumptions pertaining to the factors that a market participant would consider in valuing the asset. A substantial portion of our fair value adjustments are related to liquidity. During 2016 and the first six months of 2017, the fair values of our loan portfolios generally remained stable, primarily due to increasing liquidity in the loan markets. If we were to use different assumptions, the fair values shown in the preceding table could change. Also, because the applicable accounting guidance for financial instruments excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements, the fair value amounts shown in the table above do not, by themselves, represent the underlying value of our company as a whole.

Education lending business. The discontinued education lending business consists of loans in portfolio recorded at carrying value with appropriate valuation reserves, and loans in portfolio recorded at fair value. All of these loans were excluded from the table above as follows:

•	Loans at carrying value, net of allowance, of $1.4 billion ($1.2 billion at fair value) at June 30, 2017, and $1.5 billion ($1.3 billion at fair value) at December 31, 2016;

•	Portfolio loans at fair value of $2 million at June 30, 2017, and $3 million at December 31, 2016.

These loans and securities are classified as Level 3 because we rely on unobservable inputs when determining fair value since observable market data is not available.

Residential real estate mortgage loans. Residential real estate mortgage loans with carrying amounts of $5.5 billion at June 30, 2017, and $5.5 billion at December 31, 2016, are included in “Loans, net of allowance” in the previous table.

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

	June 30, 2017
in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies, and corporations	$170	—	$2	$168
States and political subdivisions	10	$1	—	11
Agency residential collateralized mortgage obligations	14,469	28	206	14,291
Agency residential mortgage-backed securities	1,646	4	12	1,638
Agency commercial mortgage-backed securities	1,941	—	44	1,897
Other securities	17	2	—	19
Total securities available for sale	$18,253	$35	$264	$18,024
HELD TO MATURITY SECURITIES
Agency residential collateralized mortgage obligations	$8,216	$4	$149	$8,071
Agency residential mortgage-backed securities	630	1	4	627
Agency commercial mortgage-backed securities	1,777	6	33	1,750
Other securities	15	—	—	15
Total held-to-maturity securities	$10,638	$11	$186	$10,463

	December 31, 2016
in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies, and corporations	$188	—	$4	$184
States and political subdivisions	11	—	—	11
Agency residential collateralized mortgage obligations	16,652	$31	275	16,408
Agency residential mortgage-backed securities	1,857	6	17	1,846
Agency commercial mortgage-backed securities	1,778	—	35	1,743
Other securities	21	—	1	20
Total securities available for sale	$20,507	$37	$332	$20,212
HELD TO MATURITY SECURITIES
Agency residential collateralized mortgage obligations	$8,404	$1	$173	$8,232
Agency residential mortgage-backed securities	629	—	5	624
Agency commercial mortgage-backed securities	1,184	1	49	1,136
Other securities	15	—	—	15
Total held-to-maturity securities	$10,232	$2	$227	$10,007

The following table summarizes our securities that were in an unrealized loss position as of June 30, 2017, and December 31, 2016.

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2017
Securities available for sale:
U.S Treasury, agencies, and corporations	$168	$2	—	—	$168	$2
Agency residential collateralized mortgage obligations	8,997	149	$1,922	$57	10,919	206
Agency residential mortgage-backed securities	1,441	12	—	—	1,441	12
Agency commercial mortgage-backed securities	1,807	40	90	4	1,897	44
Held-to-maturity:
Agency residential collateralized mortgage obligations	$6,632	$129	$608	$20	$7,240	$149
Agency residential mortgage-backed securities	505	4	—	—	505	4
Agency commercial mortgage-backed securities	907	33	—	—	907	33
Other securities (a)	4	—	—	—	4	—
Total temporarily impaired securities	$20,461	$369	$2,620	$81	$23,081	$450
December 31, 2016
Securities available for sale:
U.S. Treasury, agencies, and corporations	$182	$4	—	—	$182	$4
Agency residential collateralized mortgage obligations	12,345	231	$1,410	$44	13,755	275
Agency residential mortgage-backed securities	1,452	17	—	—	1,452	17
Agency commercial mortgage-backed securities	1,482	35	—	—	1,482	35
Other securities (b)	2	—	3	1	5	1
Held-to-maturity:
Agency residential collateralized mortgage obligations	7,028	156	518	17	7,546	173
Agency residential mortgage-backed securities	547	5	—	—	547	5
Agency commercial mortgage-backed securities	996	49	—	—	996	49
Other securities (a)	4	—	—	—	4	—
Total temporarily impaired securities	$24,038	$497	$1,931	$62	$25,969	$559

(a)    Gross unrealized losses totaled less than $1 million for other securities held to maturity at June 30, 2017, and December 31, 2016.
(b)    Gross unrealized losses totaled less than $1 million for other securities available for sale at December 31, 2016.

At June 30, 2017, we had $206 million of gross unrealized losses related to 355 fixed-rate agency residential CMOs that we invested in as part of our overall A/LM strategy. These securities had a weighted-average maturity of 4.05 years at June 30, 2017. We also had $12 million of gross unrealized losses related to 236 agency residential mortgage-backed securities positions, which had a weighted-average maturity of 4.06 years at June 30, 2017. Because these securities have a fixed interest rate, their fair value is sensitive to movements in market interest rates. These unrealized losses are considered temporary since we expect to collect all contractually due amounts from these securities. Accordingly, these investments were reduced to their fair value through OCI, not through earnings.

We regularly assess our securities portfolio for OTTI. The assessments are based on the nature of the securities, the underlying collateral, the financial condition of the issuer, the extent and duration of the loss, our intent related to the individual securities, and the likelihood that we will have to sell securities prior to expected recovery.

The debt securities identified as OTTI are written down to their current fair value. For those debt securities that we intend to sell, or more likely than not will be required to sell prior to the expected recovery of the amortized cost, the entire impairment (i.e., the difference between amortized cost and the fair value) is recognized in earnings. For those debt securities that we do not intend to sell, or more likely than not will not be required to sell prior to expected recovery, the credit portion of OTTI is recognized in earnings, while the remaining OTTI is recognized in equity as a component of AOCI on the balance sheet. As shown in the following table, we did not have any impairment losses recognized in earnings for the three and six months ended June 30, 2017, and June 30, 2016.

Six months ended June 30, 2017
in millions
Balance at December 31, 2016	$4
Impairment recognized in earnings	—
Balance at June 30, 2017	$4

For the six months ended June 30, 2017, net realized securities gains totaled less than $1 million.

At June 30, 2017, securities available for sale and held-to-maturity securities totaling $7.7 billion were pledged to secure securities sold under repurchase agreements, to secure public and trust deposits, to facilitate access to secured funding, and for other purposes required or permitted by law.

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

	Securities Available for Sale		Held to Maturity Securities
June 30, 2017	Amortized Cost	Fair Value	Amortized Cost	Fair Value
in millions
Due in one year or less	$157	$159	$64	$64
Due after one through five years	16,402	16,200	7,637	7,517
Due after five through ten years	1,673	1,644	2,329	2,291
Due after ten years	21	21	608	591
Total	$18,253	$18,024	$10,638	$10,463

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

At June 30, 2017, after taking into account the effects of bilateral collateral and master netting agreements, we had $28 million of derivative assets and $8 million of derivative liabilities that relate to contracts entered into for hedging purposes. As of the same date, after taking into account the effects of bilateral collateral and master netting agreements and a reserve for potential future losses, we had derivative assets of $608 million and derivative liabilities of $300 million that were not designated as hedging instruments.

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

Derivatives Not Designated in Hedge Relationships

On occasion, we enter into interest rate swap contracts to manage economic risks but do not designate the instruments in hedge relationships. Excluding contracts addressing customer exposures, the amount of derivatives hedging risks on an economic basis at June 30, 2017, was not significant.

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

Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments

The following table summarizes the fair values of our derivative instruments on a gross and net basis as of June 30, 2017, and December 31, 2016. The change in the notional amounts of these derivatives by type from December 31, 2016, to June 30, 2017, indicates the volume of our derivative transaction activity during the first six months of 2017. The notional amounts are not affected by bilateral collateral and master netting agreements. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Where master netting agreements are not in effect or are not enforceable under bankruptcy laws, we do not adjust those derivative assets and liabilities with counterparties. Securities collateral related to legally enforceable master netting agreements is not offset on the balance sheet. Our derivative instruments are included in “derivative assets” or “derivative liabilities” on the balance sheet, as indicated in the following table:

	June 30, 2017			December 31, 2016
		Fair Value			Fair Value
in millions	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate	$25,230	$104	$24	$24,237	$189	$94
Foreign exchange	286	—	7	282	6	4
Total	25,516	104	31	24,519	195	98
Derivatives not designated as hedging instruments:
Interest rate	60,393	679	492	55,315	741	643
Foreign exchange	6,750	99	89	6,230	117	109
Commodity	1,567	167	157	1,474	176	165
Credit	415	3	4	360	1	4
Other (a)	2,704	5	18	390	4	1
Total	71,829	953	760	63,769	1,039	922
Netting adjustments (b)	—	(421)	(483)	—	(431)	(384)
Net derivatives in the balance sheet	97,345	636	308	88,288	803	636
Other collateral (c)	—	(10)	(163)	—	(21)	(97)
Net derivative amounts	$97,345	$626	$145	$88,288	$782	$539

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

Fair value hedges. Instruments designated as fair value hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. The effective portion of a change in the fair value of an instrument designated as a fair value hedge is recorded in earnings at the same time as a change in fair value of the hedged item, resulting in no effect on net income. The ineffective portion of a change in the fair value of such a hedging instrument is recorded in “other income” on the income statement with no corresponding offset. During the six-month period ended June 30, 2017, we did not exclude any portion of these hedging instruments from the assessment of hedge effectiveness. While there is some immaterial ineffectiveness in our hedging relationships, all of our fair value hedges remained “highly effective” as of June 30, 2017.

The following table summarizes the pre-tax net gains (losses) on our fair value hedges for the three-month and six-month periods ended June 30, 2017, and June 30, 2016, and where they are recorded on the income statement.

in millions	Income Statement Location of Net Gains (Losses) on Derivative	Net Gains (Losses) on Derivative	Hedged Item	Income Statement Location of Net Gains (Losses) on Hedged Item	Net Gains (Losses) on Hedged Item
Three months ended June 30, 2017
Interest rate	Other income	$5	Long-term debt	Other income	$(5)	(a)
Interest rate	Interest expense — Long-term debt	14
Total		$19			$(5)
Six months ended June 30, 2017
Interest rate	Other income	$(30)	Long-term debt	Other income	$30	(a)
Interest rate	Interest expense — Long-term debt	32
Total		$2			$30

in millions	Income Statement Location of Net Gains (Losses) on Derivative	Net Gains (Losses) on Derivative	Hedged Item	Income Statement Location of Net Gains (Losses) on Hedged Item	Net Gains (Losses) on Hedged Item
Three months ended June 30, 2016
Interest rate	Other income	$49	Long-term debt	Other income	$(50)	(a)
Interest rate	Interest expense — Long-term debt	23
Total		$72			$(50)
Six months ended June 30, 2016
Interest rate	Other income	$164	Long-term debt	Other income	$(165)	(a)
Interest rate	Interest expense — Long-term debt	50
Total		$214			$(165)

(a)	Net gains (losses) on hedged items represent the change in fair value caused by fluctuations in interest rates.

Cash flow hedges. Instruments designated as cash flow hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. Initially, the effective portion of a gain or loss on a cash flow hedge is recorded as a component of AOCI on the balance sheet. This amount is subsequently reclassified into income when the hedged transaction affects earnings (e.g., when we pay variable-rate interest on debt, receive variable-rate interest on commercial loans, or sell commercial real estate loans). The ineffective portion of cash flow hedging transactions is included in “other income” on the income statement. During the six-month period ended June 30, 2017, we did not exclude any portion of these hedging instruments from the assessment of hedge effectiveness. While there is some immaterial ineffectiveness in our hedging relationships, all of our cash flow hedges remained “highly effective” as of June 30, 2017.

Considering the interest rates, yield curves, and notional amounts as of June 30, 2017, we would expect to reclassify an estimated $14 million of after-tax net gains on derivative instruments designated as cash flow hedges from AOCI to income during the next 12 months. In addition, we expect to reclassify approximately $3 million of net losses related to terminated cash flow hedges from AOCI to income during the next 12 months. As of June 30, 2017, the maximum length of time over which we hedge forecast transactions is 11 years.

Net investment hedges. We enter into foreign currency forward contracts to hedge our exposure to changes in the carrying value of our investments in foreign subsidiaries as a result of changes in the related foreign exchange rates. Instruments designated as net investment hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. Initially, the effective portion of a gain or loss on a net investment hedge is recorded as a component of AOCI on the balance sheet when the terms of the derivative match the notional and currency risk being hedged. The effective portion is subsequently reclassified into income when the hedged transaction affects earnings (e.g., when we dispose of or liquidate a foreign subsidiary). At June 30, 2017, AOCI reflected unrecognized, after-tax gains totaling $34 million related to cumulative changes in the fair value of our net investment hedges, which offset the unrecognized, after-tax foreign currency losses on net investment balances. The ineffective portion of net investment hedging transactions is included in “other income” on the income statement, but there was no net investment hedge ineffectiveness as of June 30, 2017. We did not exclude any portion of our hedging instruments from the assessment of hedge effectiveness during the six-month period ended June 30, 2017.

The following table summarizes the pre-tax net gains (losses) on our cash flow and net investment hedges for the three-month and six-month periods ended June 30, 2017, and June 30, 2016, and where they are recorded on the income statement. The table includes the effective portion of net gains (losses) recognized in OCI during the period, the effective portion of net gains (losses) reclassified from OCI into income during the current period, and the portion of net gains (losses) recognized directly in income, representing the amount of hedge ineffectiveness.

in millions	Net Gains (Losses) Recognized in OCI (Effective Portion)	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Income Statement Location of Net Gains (Losses) Recognized in Income (Ineffective Portion)	Net Gains (Losses) Recognized in Income (Ineffective Portion)
Three months ended June 30, 2017
Cash Flow Hedges
Interest rate	$22	Interest income — Loans	$5	Other income	—
Interest rate	—	Interest expense — Long-term debt	(1)	Other income	—
Interest rate	—	Investment banking and debt placement fees	—	Other income	—
Net Investment Hedges
Foreign exchange contracts	(7)	Other Income	—	Other income	—
Total	$15		$4		—
Six months ended June 30, 2017
Cash Flow Hedges
Interest rate	$—	Interest income — Loans	$20	Other income	—
Interest rate	—	Interest expense — Long-term debt	(2)	Other income	—
Interest rate	—	Investment banking and debt placement fees	—	Other income	—
Net Investment Hedges
Foreign exchange contracts	(10)	Other Income	—	Other income	—
Total	$(10)		$18		—

in millions	Net Gains (Losses) Recognized in OCI (Effective Portion)	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Income Statement Location of Net Gains (Losses) Recognized in Income (Ineffective Portion)	Net Gains (Losses) Recognized in Income (Ineffective Portion)
Three months ended June 30, 2016
Cash Flow Hedges
Interest rate	$71	Interest income — Loans	$22	Other income	—
Interest rate	(2)	Interest expense — Long-term debt	(1)	Other income	—
Interest rate	—	Investment banking and debt placement fees	—	Other income	—
Net Investment Hedges
Foreign exchange contracts	9	Other Income	—	Other income	—
Total	$78		$21		—
Six months ended June 30, 2016
Cash Flow Hedges
Interest rate	$204	Interest income — Loans	$45	Other income	—
Interest rate	(6)	Interest expense — Long-term debt	(2)	Other income	—
Interest rate	(1)	Investment banking and debt placement fees	—	Other income	—
Net Investment Hedges
Foreign exchange contracts	(5)	Other Income	—	Other income	—
Total	$192		$43		—

The after-tax change in AOCI resulting from cash flow and net investment hedges is as follows:

in millions	December 31, 2016	2017 Hedging Activity	Reclassification of Gains to Net Income	June 30, 2017
AOCI resulting from cash flow and net investment hedges	$(14)	$(6)	$(11)	$(31)

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

The following table summarizes the pre-tax net gains (losses) on our derivatives that are not designated as hedging instruments for the three- and six-month periods ended June 30, 2017, and June 30, 2016, and where they are recorded on the income statement.

	Three months ended June 30, 2017				Three months ended June 30, 2016
in millions	Corporate Services Income	Consumer Mortgage Income (a)	Other Income	Total	Corporate Services Income	Other Income	Total
NET GAINS (LOSSES)
Interest rate	$10	—	$(1)	$9	$7	$(1)	$6
Foreign exchange	10	—	—	10	9	—	9
Commodity	1	—	—	1	1	—	1
Credit	—	—	(5)	(5)	—	(4)	(4)
Other	—	$2	(10)	(8)	—	—	—
Total net gains (losses)	$21	$2	$(16)	$7	$17	$(5)	$12

	Six months ended June 30, 2017				Six months ended June 30, 2016
in millions	Corporate Services Income	Consumer Mortgage Income (a)	Other Income	Total	Corporate Services Income	Other Income	Total
NET GAINS (LOSSES)
Interest rate	$16	—	$(2)	$14	$13	$(2)	$11
Foreign exchange	21	—	—	21	19	—	19
Commodity	3	—	—	3	2	—	2
Credit	1	—	(10)	(9)	1	(6)	(5)
Other	—	$1	(11)	(10)	—	—	—
Total net gains (losses)	$41	$1	$(23)	$19	$35	$(8)	$27

(a)
As a result of the First Niagara acquisition, we began recognizing net gains (losses) on other derivatives related to our residential mortgage banking activities in “consumer mortgage income” in December 2016.

Counterparty Credit Risk

Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected positive replacement value of the contracts. We use several means to mitigate and manage exposure to credit risk on derivative contracts. We generally enter into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with a single counterparty in the event of default. Additionally, we monitor counterparty credit risk exposure on each contract to determine appropriate limits on our total credit exposure across all product types. We review our collateral positions on a daily basis and exchange collateral with our counterparties in accordance with standard ISDA documentation, central clearing rules, and other related agreements. We generally hold collateral in the form of cash and highly rated securities issued by the U.S. Treasury, government-sponsored enterprises, or GNMA. Cash collateral of $37 million was included in derivative assets on the balance sheet at June 30, 2017, compared to $155 million of cash collateral netted against derivative assets at December 31, 2016. The cash collateral netted against derivative liabilities totaled $25 million at June 30, 2017, and $108 million at December 31, 2016.

Beginning in the first quarter of 2017, the relevant agreements that allow us to access the central clearing organizations to clear derivative transactions became qualified master netting agreements resulting in a change in how cash collateral is reflected on our balance sheet and in related disclosures as of March 31, 2017. All cash collateral exchanged with central clearing organizations is now netted against the related derivative contracts on our balance sheet and related disclosures. Cash collateral exchanged with central clearing organizations was included in “short-term investments” and “NOW and money market deposit accounts” on the balance sheet in all periods prior to March 31, 2017. At December 31, 2016, we posted $448 million of cash collateral with clearing organizations and held $59 million of cash collateral from clearing organizations.

Additionally, the CME amended its rulebook effective January 3, 2017, to legally characterize variation margin payments made to and received from the CME as settlement of derivatives, not collateral against derivative exposure. As a result, variation margin payments with the CME are presented on the balance sheet and in related disclosures as part of the gross fair value of CME-cleared derivative assets and liabilities. At June 30, 2017, we had paid $185 million and received $81 million in variation margin to settle CME-cleared derivatives. In addition, under the CME’s settlement rulebook, CME-cleared derivative assets and liabilities are offset against one another to determine the gross asset or liability exposure of CME-cleared derivatives.

Netting cash collateral exchanged with all central clearing organizations and applying variation margin payments as settlement to CME-cleared derivative transactions resulted in a reduction of net derivative assets on our balance sheet of $23 million and a reduction of net derivative liabilities on our balance sheet of $211 million as of June 30, 2017, as compared to December 31, 2016.

The following table summarizes the fair value of our derivative assets by type at the dates indicated. These assets represent our gross exposure to potential loss after taking into account the effects of bilateral collateral and master netting agreements and other means used to mitigate risk.

in millions	June 30, 2017	December 31, 2016
Interest rate	$472	$782
Foreign exchange	43	62
Commodity	77	110
Credit	2	—
Other	5	4
Derivative assets before collateral	599	958
Less: Related collateral	(37)	155
Total derivative assets	$636	$803

We enter into derivative transactions with two primary groups: broker-dealers and banks, and clients. Given that these groups have different economic characteristics, we have different methods for managing counterparty credit exposure and credit risk.

We enter into transactions with broker-dealers and banks for various risk management purposes. These types of transactions are generally high dollar volume. We generally enter into bilateral collateral and master netting agreements with these counterparties. We began clearing certain types of derivative transactions with these counterparties in June 2013, whereby the central clearing organizations become our counterparties subsequent to novation of the original derivative contracts. In addition, we began entering into derivative contracts through swap execution facilities during the first quarter of 2014. The swap clearing and swap trade execution requirements were mandated by the Dodd-Frank Act for the purpose of reducing counterparty credit risk and increasing transparency in the derivative market. At June 30, 2017, we had gross exposure of $514 million to broker-dealers and banks. We had net exposure of $270 million after the application of master netting agreements and cash collateral, where such qualifying agreements exist. We had net exposure of $247 million after considering $23 million of additional collateral held in the form of securities.

We enter into transactions with clients to accommodate their business needs. These types of transactions are generally low dollar volume. We generally enter into master netting agreements with these counterparties. In addition, we mitigate our overall portfolio exposure and market risk by buying and selling U.S. Treasuries and Eurodollar futures and entering into offsetting positions and other derivative contracts, sometimes with entities other than broker-dealers and banks. Due to the smaller size and magnitude of the individual contracts with clients, we generally do not exchange collateral in connection with these derivative transactions. To address the risk of default associated with the uncollateralized contracts, we have established a credit valuation adjustment (included in “derivative assets”) in the amount of $6 million at June 30, 2017, which we estimate to be the potential future losses on amounts due from client counterparties in the event of default. At June 30, 2017, we had gross exposure of $399 million to client counterparties and other entities that are not broker-dealers or banks for derivatives that have associated master netting agreements. We had net exposure of $366 million on our derivatives with these counterparties after the application of master netting agreements, collateral, and the related reserve.

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

The following table summarizes the fair value of our credit derivatives purchased and sold by type as of June 30, 2017, and December 31, 2016. The fair value of credit derivatives presented below does not take into account the effects of bilateral collateral or master netting agreements.

	June 30, 2017			December 31, 2016
in millions	Purchased	Sold	Net	Purchased	Sold	Net
Single-name credit default swaps	$(1)	—	$(1)	$(2)	—	$(2)
Traded credit default swap indices	—	—	—	(1)	—	(1)
Other (a)	—	—	—	—	—	—
Total credit derivatives	$(1)	—	$(1)	$(3)	—	$(3)

(a)	As of both June 30, 2017, and December 31, 2016, the fair value of other credit derivatives sold totaled less than $1 million.

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

The following table provides information on the types of credit derivatives sold by us and held on the balance sheet at June 30, 2017, and December 31, 2016. The notional amount represents the maximum amount that the seller could be required to pay. The payment/performance risk assessment is based on the default probabilities for the underlying reference entities’ debt obligations using a Moody’s credit ratings matrix known as Moody’s “Idealized” Cumulative Default Rates. The payment/performance risk shown in the table represents a weighted-average of the default probabilities for all reference entities in the respective portfolios. These default probabilities are directly correlated to the probability that we will have to make a payment under the credit derivative contracts.

	June 30, 2017			December 31, 2016
dollars in millions	Notional Amount	Average Term (Years)	Payment / Performance Risk	Notional Amount	Average Term (Years)	Payment / Performance Risk
Other	$12	4.55	9.40%	$4	6.49	17.93%
Total credit derivatives sold	$12	—	—	$4	—	—

Credit Risk Contingent Features

We have entered into certain derivative contracts that require us to post collateral to the counterparties when these contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to our long-term senior unsecured credit ratings with Moody’s and S&P. Collateral requirements also are based on minimum transfer amounts, which are specific to each Credit Support Annex (a component of the ISDA Master Agreement) that we have signed with the counterparties. In a limited number of instances, counterparties have the right to terminate their ISDA Master Agreements with us if our ratings fall below a certain level, usually investment-grade level (i.e., “Baa3” for Moody’s and “BBB-” for S&P). At June 30, 2017, KeyBank’s rating was “A3” with Moody’s and “A-” with S&P, and KeyCorp’s rating was “Baa1” with Moody’s and “BBB+” with S&P. As of June 30, 2017, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our ratings) held by KeyBank that were in a net liability position totaled $113 million, which comprised of $112 million in derivative assets and $225 million in derivative liabilities. We had $118 million in cash and securities collateral posted to cover those positions as of June 30, 2017. There were no derivative contracts with credit risk contingent features held by KeyCorp at June 30, 2017.

The following table summarizes the additional cash and securities collateral that KeyBank would have been required to deliver under the ISDA Master Agreements had the credit risk contingent features been triggered for the derivative contracts in a net liability position as of June 30, 2017, and December 31, 2016. The additional collateral amounts were calculated based on scenarios under which KeyBank’s ratings are downgraded one, two, or three ratings as of June 30, 2017, and December 31, 2016, and take into account all collateral already posted. A similar calculation was performed for KeyCorp, and no additional collateral would have been required as of December 31, 2016. For more information about the credit ratings for KeyBank and KeyCorp, see the discussion under the heading “Factors affecting liquidity” in the section entitled “Liquidity risk management” in Item 2 of this report.

	June 30, 2017		December 31, 2016
in millions	Moody’s	S&P	Moody’s	S&P
KeyBank’s long-term senior unsecured credit ratings	A3	A-	A3	A-
One rating downgrade	$2	$2	$2	$2
Two rating downgrades	2	2	2	2
Three rating downgrades	2	2	4	4

KeyBank’s long-term senior unsecured credit rating was four ratings above noninvestment grade at Moody’s and S&P as of June 30, 2017, and December 31, 2016. If KeyBank’s ratings had been downgraded below investment grade as of June 30, 2017, or December 31, 2016, payments of up to $3 million and $4 million, respectively, would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted. If KeyCorp’s ratings had been downgraded below investment grade as of December 31, 2016, payments of less than $1 million would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted.

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

Additional information pertaining to the accounting for mortgage and other servicing assets is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Servicing Assets” in our 2016 Form 10-K.

Commercial Mortgage Servicing

Changes in the carrying amount of commercial mortgage servicing assets are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
in millions	2017	2016	2017	2016
Balance at beginning of period	$369	$318	$356	$321
Servicing retained from loan sales	19	15	47	22
Purchases	7	—	14	12
Amortization	(22)	(10)	(44)	(32)
Balance at end of period	$373	$323	$373	$323
Fair value at end of period	$495	$404	$495	$404

The fair value of commercial mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The range and weighted average of the significant unobservable inputs used to determine the fair value of our commercial mortgage servicing assets at June 30, 2017, and December 31, 2016, along with the valuation techniques, are shown in the following table:

June 30, 2017	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
dollars in millions
Commercial mortgage servicing assets	Discounted cash flow	Expected defaults	1.00 - 3.00% (1.30%)
		Residual cash flows discount rate	7.00 - 15.00% (8.80%)
		Escrow earn rate	1.50 - 3.10% (2.50%)
		Servicing cost	$150 - $38,500 ($1,457)
		Loan assumption rate	0.00 - 3.00% (1.24%)
		Percentage late	0.00 - 2.00% (.29%)

December 31, 2016	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
dollars in millions
Commercial mortgage servicing assets	Discounted cash flow	Expected defaults	1.00 - 3.00% (1.40%)
		Residual cash flows discount rate	7.00 - 12.00% (8.00%)
		Escrow earn rate	1.10 - 3.00% (2.40%)
		Servicing cost	$150 - $2,700 ($1,124)
		Loan assumption rate	0.00 - 3.00% (1.13%)
		Percentage late	0.00 - 2.00% (.34%)

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

We have elected to account for commercial servicing assets using the amortization method. The amortization of commercial servicing assets is determined in proportion to, and over the period of, the estimated net servicing income. The amortization of commercial servicing assets for each period, as shown in the table at the beginning of this note, is recorded as a reduction to contractual fee income. The contractual fee income from servicing commercial mortgage loans totaled $72 million for the six-month period ended June 30, 2017, and $66 million for the six-month period ended June 30, 2016. This fee income was offset by $44 million of amortization for the six-month period ended June 30, 2017, and $44 million for the six-month period ended June 30, 2016. Both the contractual fee income and the amortization are recorded, net, in “mortgage servicing fees” on the income statement.

Additional information pertaining to the accounting for commercial mortgage and other servicing assets is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Servicing Assets” on page 113 of our 2016 Form 10-K.

Residential Mortgage Servicing

With the First Niagara acquisition, we acquired residential mortgage servicing assets with a fair value of $28 million as of the Acquisition Date.

Changes in the carrying amount of residential mortgage servicing assets are summarized as follows:

	Three months ended June 30, 2017	Six months ended June 30, 2017
in millions
Balance at beginning of period	$29	28
Servicing retained from loan sales	1	$3
Amortization	(1)	(2)
Balance at end of period	$29	$29
Fair value at end of period	$35	$35

The fair value of mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The range and weighted-average of the significant unobservable inputs used to fair value our mortgage servicing assets at June 30, 2017, along with the valuation techniques, are shown in the following table:

June 30, 2017	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
dollars in millions
Residential mortgage servicing assets	Discounted cash flow	Prepayment speed	7.85 - 21.72% (9.42%)
		Discount rate	8.50 - 11.00% (8.55%)
		Servicing cost	$76 - $3,335 ($82.18)

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

We have elected to account for residential servicing assets using the amortization method. The amortization of residential servicing assets is determined in proportion to, and over the period of, the estimated net residential servicing income. The amortization of servicing assets for June 30, 2017, as shown in the table above, is recorded as a reduction to contractual fee income. The contractual fee income from servicing residential mortgage loans totaled $7 million for the six-month period ended June 30, 2017. This fee income was offset by $2 million of amortization for the six-month period ended June 30, 2017. Both the contractual fee income and the amortization are recorded, net, in “mortgage servicing fees” on the income statement.

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

Our significant VIEs are summarized below. We define a “significant interest” in an unconsolidated VIE as a subordinated interest that exposes us to a significant portion, but not the majority, of the VIE’s expected losses or residual returns, even though we do not have the power to direct the activities that most significantly affect the entity’s economic performance.

LIHTC investments. Through KCDC, we have made investments directly and indirectly in LIHTC operating partnerships formed by third parties. As a limited partner in these operating partnerships, we are allocated tax credits and deductions associated with the underlying properties. We have determined that we are not the primary beneficiary of these investments because the general partners have the power to direct the activities that most significantly influence the economic performance of their respective partnerships and have the obligation to absorb expected losses and the right to receive residual returns. As we are not the primary beneficiary of these investments, we do not consolidate their assets and liabilities in our consolidated financial statements.

Our maximum exposure to loss in connection with these partnerships consists of our unamortized investment balance plus any unfunded equity commitments and tax credits claimed but subject to recapture. We had $1.2 billion of investments in LIHTC operating partnerships at both June 30, 2017, and December 31, 2016. These investments are recorded in “accrued income and other assets” on our balance sheet. We do not have any loss reserves recorded related to these investments because we believe the likelihood of any loss to be remote. For all legally binding, unfunded equity commitments, we increase our recognized investment and recognize a liability. As of June 30, 2017, and December 31, 2016, we had liabilities of $446 million and $462 million, respectively, related to investments in qualified affordable housing projects, which are recorded in “accrued expenses and other liabilities” on our balance sheet. We continue to invest in these LIHTC operating partnerships.

The assets and liabilities presented in the table below convey the size of KCDC’s direct and indirect investments at June 30, 2017, and December 31, 2016. As these investments represent unconsolidated VIEs, the assets and liabilities of the investments themselves are not recorded on our balance sheet.

	Unconsolidated VIEs
in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
June 30, 2017
LIHTC investments	$5,428	$2,460	$1,485
December 31, 2016
LIHTC investments	$4,814	$2,003	$1,465

We amortize our LIHTC investments over the period that we expect to receive the tax benefits. During the first six months of 2017, we recognized $81 million of amortization and $78 million of tax credits associated with these investments within “income taxes” on our income statement. During the first six months of 2016, we recognized $64 million of amortization and $67 million of tax credits associated with these investments within “income taxes” on our income statement.

Principal investments. Through our principal investing entity, KCC, we have made investments in private equity funds engaged in venture- and growth-oriented investing. As a limited partner to these funds, KCC records these investments at fair value and receives distributions from the funds in accordance with the funds’ partnership agreements. We are not the primary beneficiary of these investments as we do not hold the power to direct the activities that most significantly affect the funds’ economic performance. Such power rests with the funds’ general partners. In addition, we have neither the obligation to absorb the funds’ expected losses nor the right to receive their residual returns. Our voting rights are also disproportionate to our economic interests, and substantially all of the funds’ activities are conducted on behalf of investors with disproportionately few voting rights. Because we are not the primary beneficiary of these investments, we do not consolidate their assets and liabilities in our consolidated financial statements.

Our maximum exposure to loss associated with indirect principal investments consists of the investments’ fair value plus any unfunded equity commitments. The fair value of our indirect principal investments totaled $148 million and $158 million at June 30, 2017, and December 31, 2016, respectively. These investments are recorded in “other investments” on our balance sheet. Additional information on indirect principal investments is provided in Note 6 (“Fair Value Measurements”). The table below reflects the size of the private equity funds in which KCC was invested as well as our maximum exposure to loss in connection with these investments at June 30, 2017.

	Unconsolidated VIEs
in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
June 30, 2017
KCC indirect investments	$24,925	$158	$184
December 31, 2016
KCC indirect investments	$32,755	$201	$195

Other unconsolidated VIEs. We are involved with other various entities that we have determined to be VIEs in the normal course of business. We have determined that we are not the primary beneficiary of these partnerships because the general partners have the power to direct the activities that most significantly impact their economic performance. Our assets associated with these unconsolidated VIEs totaled $155 million at June 30, 2017, and $178 million at December 31, 2016, and primarily consisted of our investments in these entities. These assets are recorded in “accrued income and other assets,” “other investments,” and “securities available for sale” on our balance sheet. We had liabilities totaling $4 million associated with these unconsolidated VIEs at both June 30, 2017, and December 31, 2016. These liabilities are recorded in “accrued expenses and other liabilities” on our balance sheet.

Consolidated VIEs. Through our principal investing entity, KPP, we have formed and funded operating entities that provide management and other related services to our investment company funds, which directly invest in portfolio companies. In return for providing services to our direct investment funds, these entities’ receive a minority equity interest in the funds. This minority equity ownership is recorded at fair value on the entities’ financial statements. Additional information on our direct principal investments is provided in Note 6 (“Fair Value Measurements”). While other equity investors manage the daily operations of these entities, we retain the power, through voting rights, to direct the activities of the entities that most significantly affect their economic performance. In addition, we have the obligation to absorb losses and the right to receive residual returns that could potentially be significant to these entities. As a result, we have determined that we are the primary beneficiary of these funds and have consolidated them since formation. The assets of these KPP entities that can only be used to settle the entities’ obligations totaled $3 million at June 30, 2017, and $1 million at December 31, 2016. These assets are recorded in “cash and due from banks” and “accrued income and other assets” on our balance sheet. The entities had no liabilities at June 30, 2017, nor at December 31, 2016, and other equity investors have no recourse to our general credit.

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

The effective tax rate, which is the provision for income taxes as a percentage of income from continuing operations before income taxes, was 28.0% for the second quarter of 2017 and 25.6% for the second quarter of 2016. The effective tax rates are below our combined federal and state statutory tax rate of 37.2% primarily due to income from investments in tax-advantaged assets such as corporate-owned life insurance and credits associated with renewable energy and low-income housing investments. The effective tax rates for the three months ended June 30, 2017, and June 30, 2016, were affected by net discrete income tax benefits of .5% and detriments of 2.2%, respectively.

The tax rate for the second quarter of 2017 was also impacted due to notable items of $1 million. Excluding those notable items, the tax rate for the second quarter of 2017 was 27.9%.

Deferred Tax Asset

At June 30, 2017, from continuing operations we had a net deferred tax asset of $385 million, compared to a net deferred tax asset of $607 million at December 31, 2016, included in “accrued income and other assets” on the balance sheet. At June 30, 2017, deferred tax assets were affected by the First Niagara acquisition including certain purchase accounting adjustments and changes in market conditions that affect the mark-to-market deferred tax adjustment on securities.

To determine the amount of deferred tax assets that are more likely than not to be realized, and therefore recorded, we conduct a quarterly assessment of all available evidence. This evidence includes, but is not limited to, taxable income in prior periods, projected future taxable income, and projected future reversals of deferred tax items. These assessments involve a degree of subjectivity and may undergo change. Based on these criteria, we had a valuation allowance of $26 million at June 30, 2017, and $26 million at December 31, 2016. The valuation allowance is associated with certain state net operating loss carryforwards, state credit carryforwards, and federal and state capital loss carryforwards.

Unrecognized Tax Benefits

As permitted under the applicable accounting guidance for income taxes, it is our policy to recognize interest and penalties related to unrecognized tax benefits in “income tax expense.” At June 30, 2017, Key’s unrecognized tax benefits were $55 million.

Pre-1988 Bank Reserves Acquired in a Business Combination

As a result of the First Niagara acquisition, at June 30, 2017, the retained earnings of KeyBank included approximately $92 million of allocated bad debt deductions for which no income taxes have been recorded. Under current federal law, these reserves are subject to recapture into taxable income if KeyBank, or any successor, fails to maintain its bank status under the
Internal Revenue Code or makes non-dividend distributions or distributions greater than its accumulated earnings and profits.
No deferred tax liability has been established as these events are not expected to occur in the foreseeable future.

12. Acquisition, Divestiture, and Discontinued Operations

Acquisitions

HelloWallet Holdings, Inc. On May 31, 2017, KeyBank entered into a definitive agreement to acquire all of the outstanding capital stock of HelloWallet, a digital financial wellness company. Key’s retail banking franchise will leverage HelloWallet’s technology to provide data-driven insights to clients, allowing clients to better understand and improve their personal finances. The acquisition, which will be accounted for as a business combination, is effective July 1, 2017. Accordingly, we will begin consolidating HelloWallet’s financial results in our consolidated financial statements in the third quarter of 2017.

Key Merchant Services, LLC. On June 30, 2017, KeyBank (consolidated) acquired an additional 51% interest in Key Merchant Services, LLC (“KMS”), increasing our ownership interest from 49% to 100%. This acquisition enables us to grow our merchant services business and enhance our merchant product offerings. This transaction is accounted for as a business combination achieved in stages. Prior to the acquisition, KMS was operated as a merchant services joint venture and accounted for as an equity method investment in our consolidated financial statements.

Immediately before the acquisition, the provisional estimated fair value of our equity interest in KMS was $74 million. The fair value of our previously held equity interest was measured using discounted cash flow modeling that incorporates an appropriate risk premium and forecast earnings information. On June 30, 2017, we recognized a provisional non-cash holding gain of $64 million for the difference between the fair value and the book value of our previously held equity interest. The gain is included in “other income” on the income statement for the three and six months ended June 30, 2017. Upon acquisition, we recorded estimated identifiable intangible assets of $95 million and goodwill of less than $1 million. The fair value estimates related to this acquisition represent our best estimate of fair value and are expected to be finalized over a period of up to one year from the acquisition date.

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

The components of “income (loss) from discontinued operations, net of taxes” for the education lending business are as follows:

	Three months ended June 30,		Six months ended June 30,
in millions	2017	2016	2017	2016
Net interest income	$6	$7	$11	$14
Provision for credit losses	—	—	3	2
Net interest income after provision for credit losses	6	7	8	12
Noninterest income	1	2	3	3
Noninterest expense	(1)	4	3	9
Income (loss) before income taxes	8	5	8	6
Income taxes	3	2	3	2
Income (loss) from discontinued operations, net of taxes (a)	5	$3	$5	$4

(a)
Includes after-tax charges of $7 million and $6 million for the three-month periods ended June 30, 2017, and June 30, 2016, respectively, and $13 million and $12 million for the six-month periods ended June 30, 2017, and June 30, 2016, respectively, determined by applying a matched funds transfer pricing methodology to the liabilities assumed necessary to support the discontinued operations.

The discontinued assets of our education lending business included on the balance sheet are as follows. There were no discontinued liabilities for the periods presented below.

in millions	June 30, 2017	December 31, 2016
Held-to-maturity securities	$1	$1
Portfolio loans at fair value	2	3
Loans, net of unearned income (a)	1,434	1,562
Less: Allowance for loan and lease losses	21	24
Net loans	1,415	1,541
Accrued income and other assets	27	28
Total assets	$1,443	$1,570

(a)	At June 30, 2017, and December 31, 2016, unearned income was less than $1 million.

The discontinued education lending business consisted of loans in portfolio recorded at fair value and loans in portfolio recorded at carrying value with appropriate valuation reserves. As of June 30, 2015, we decided to sell the portfolio loans that are recorded at fair value, which were subsequently sold during the fourth quarter of 2015.

At June 30, 2017, education loans included 2,490 TDRs with a recorded investment of approximately $24 million (pre-modification and post-modification). A specifically allocated allowance of $2 million was assigned to these loans as of June 30, 2017. At December 31, 2016, education loans included 2,163 TDRs with a recorded investment of approximately $22 million (pre-modification and post-modification). A specifically allocated allowance of $2 million was assigned to these loans as of December 31, 2016. There have been no significant payment defaults. There are no significant commitments to lend additional funds to these borrowers outstanding. Additional information regarding TDR classification and ALLL methodology is provided in Note 5 (“Asset Quality”).

In June 2015, we transferred $179 million of loans that were previously purchased from three of the outstanding securitization trusts pursuant to the legal terms of those particular trusts to held for sale and accounted for them at fair value. These portfolio loans held for sale were valued based on indicative bids to sell the loans. These loans were considered Level 3 assets since we relied on unobservable inputs when determining their fair value. Portfolio loans accounted for at fair value were $2 million at June 30, 2017.

The following table shows the significant unobservable inputs used to measure the fair value of the portfolio loans accounted for at fair value as of June 30, 2017, and December 31, 2016:

June 30, 2017	Fair Value of Level 3 Assets and Liabilities	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
dollars in millions
Portfolio loans accounted for at fair value	$2	Market approach	Indicative bids	84.50-104.00%

December 31, 2016	Fair Value of Level 3 Assets and Liabilities	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
dollars in millions
Portfolio loans accounted for at fair value	$3	Market approach	Indicative bids	84.50-104.00%

The following table shows the principal and fair value amounts for our portfolio loans at carrying value at June 30, 2017, and December 31, 2016. Our policies for determining past due loans, placing loans on nonaccrual, applying payments on nonaccrual loans, and resuming accrual of interest are disclosed in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Nonperforming Loans” beginning on page 108 of our 2016 Form 10-K.

	June 30, 2017		December 31, 2016
in millions	Principal	Fair Value	Principal	Fair Value
Portfolio loans at carrying value
Accruing loans past due 90 days or more	$17	N/A	$22	N/A
Loans placed on nonaccrual status	6	N/A	5	N/A

The following table shows the portfolio loans at fair value and their related contractual amounts as of June 30, 2017, and December 31, 2016.

	June 30, 2017		December 31, 2016
in millions	Contractual Amount	Fair Value	Contractual Amount	Fair Value
ASSETS
Portfolio loans	$3	$2	$3	$3

The following tables present the assets of the portfolio loans measured at fair value on a recurring basis at June 30, 2017, and December 31, 2016.

June 30, 2017
in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Portfolio loans	—	—	$2	$2
Total assets on a recurring basis at fair value	—	—	$2	$2

December 31, 2016
in millions	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A RECURRING BASIS
Portfolio loans	—	—	$3	$3
Total assets on a recurring basis at fair value	—	—	$3	$3

The following table shows the change in the fair values of the Level 3 portfolio loans held for sale, portfolio loans, and consolidated education loan securitization trusts for the six-month periods ended June 30, 2017, and June 30, 2016.

in millions	Portfolio Student Loans
Balance at December 31, 2016	$3
Settlements	(1)
Balance at June 30, 2017 (a)	$2

Balance at March 31, 2017	$3
Settlements	(1)
Balance at June 30, 2017 (a)	$2

Balance at December 31, 2015	$4
Settlements	(1)
Balance at June 30, 2016 (a)	$3

Balance at March 31, 2016	$3
Settlements	—
Balance at June 30, 2016 (a)	$3

(a)
There were no purchases, sales, issuances, gains (losses) recognized in earnings, transfers into Level 3, or transfers out of Level 3 for the six-month period ended June 30, 2017. There were no purchases, sales, issuances, gains (losses) recognized in earnings, transfers into Level 3, or transfers out of Level 3 for the three- and six-month periods ended June 30, 2016.

Austin Capital Management, Ltd. In April 2009, we decided to discontinue the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers. As a result, we have accounted for this business as a discontinued operation. There was no income related to Austin for the six-month periods ended June 30, 2017, and June 30, 2016. The discontinued assets of Austin included on the balance sheet are as follows. There were no discontinued liabilities for the periods presented below.

in millions	June 30, 2017	December 31, 2016
Cash and due from banks	$15	$15
Total assets	$15	$15

Combined discontinued operations. The combined results of the discontinued operations are as follows:

	Three months ended June 30,		Six months ended June 30,
in millions	2017	2016	2017	2016
Net interest income	$6	$7	$11	$14
Provision for credit losses	—	—	3	2
Net interest income after provision for credit losses	6	7	8	12
Noninterest income	1	2	3	3
Noninterest expense	(1)	4	3	9
Income (loss) before income taxes	8	5	8	6
Income taxes	3	2	3	2
Income (loss) from discontinued operations, net of taxes (a)	5	$3	$5	$4

(a)
Includes after-tax charges of $7 million and $6 million for the three-month periods ended June 30, 2017, and June 30, 2016, respectively, and $13 million and $12 million for the six-month periods ended June 30, 2017, and June 30, 2016, respectively, determined by applying a matched funds transfer pricing methodology to the liabilities assumed necessary to support the discontinued operations.

The combined assets of the discontinued operations are as follows. There were no discontinued liabilities for the periods presented below.

in millions	June 30, 2017	December 31, 2016
Cash and due from banks	$15	$15
Held-to-maturity securities	1	1
Portfolio loans at fair value	2	3
Loans, net of unearned income (a)	1,434	1,562
Less: Allowance for loan and lease losses	21	24
Net loans	1,415	1,541
Accrued income and other assets	27	28
Total assets	$1,458	$1,585

(a)	At June 30, 2017, and December 31, 2016, unearned income was less than $1 million.

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

The following table summarizes our securities financing agreements at June 30, 2017, and December 31, 2016:

	June 30, 2017
in millions	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts
Offsetting of financial assets:
Reverse repurchase agreements	$11	$(9)	$(2)	—
Total	$11	$(9)	$(2)	—

Offsetting of financial liabilities:
Repurchase agreements (c)	$346	$(8)	$(338)	—
Total	$346	$(8)	$(338)	—

	December 31, 2016
in millions	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts
Offsetting of financial assets:
Reverse repurchase agreements	$3	$(3)	—	—
Total	$3	$(3)	—	—

Offsetting of financial liabilities:
Repurchase agreements (c)	$497	$(3)	$(494)	—
Total	$497	$(3)	$(494)	—

(a)	Netting adjustments take into account the impact of master netting agreements that allow us to settle with a single counterparty on a net basis.

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

As of June 30, 2017, the carrying amount of assets pledged as collateral against repurchase agreements totaled $425 million. Assets pledged as collateral are reported in “securities available for sale” and “held-to-maturity securities” on our balance sheet. At June 30, 2017, the liabilities associated with collateral pledged were solely comprised of customer sweep financing activity and had a carrying value of $338 million. The collateral pledged under customer sweep repurchase agreements is posted to a third-party custodian and cannot be sold or repledged by the secured party. The risk related to a decline in the market value of collateral pledged is minimal given the collateral's high credit quality and the overnight duration of the repurchase agreements.

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

The components of net pension cost (benefit) for all funded and unfunded plans are as follows:

	Three months ended June 30,		Six months ended June 30,
in millions	2017	2016	2017	2016
Interest cost on PBO	$12	$11	$24	$21
Expected return on plan assets	(17)	(13)	(34)	(26)
Amortization of losses	4	4	8	8
Net pension cost	$(1)	$2	$(2)	$3

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

The components of net postretirement benefit cost for all funded and unfunded plans are as follows:

	Three months ended June 30,		Six months ended June 30,
in millions	2017	2016	2017	2016
Interest cost on APBO	—	$1	—	$2
Expected return on plan assets	—	(1)	—	(2)
Net postretirement benefit cost	—	—	—	—

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

The trust preferred securities, common stock, and related debentures are summarized as follows:

dollars in millions	Trust Preferred Securities, Net of Discount (a)	Common Stock	Principal Amount of Debentures, Net of Discount (b)	Interest Rate of Trust Preferred Securities and Debentures (c)	Maturity of Trust Preferred Securities and Debentures
June 30, 2017
KeyCorp Capital I	$155	$6	$161	1.888%	2028
KeyCorp Capital II	106	4	110	6.875	2029
KeyCorp Capital III	139	4	143	7.750	2029
HNC Statutory Trust III	18	1	19	2.586	2035
Willow Grove Statutory Trust I	18	1	19	2.556	2036
HNC Statutory Trust IV	16	1	17	2.450	2037
Westbank Capital Trust II	7	—	7	3.464	2034
Westbank Capital Trust III	7	—	7	3.464	2034
Total	$466	$17	$483	4.890%	—

December 31, 2016	$475	$17	$492	4.845%	—

(a)
The trust preferred securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of trust preferred securities carries an interest rate identical to that of the related debenture. Certain trust preferred securities include basis adjustments related to fair value hedges totaling $60 million at June 30, 2017, and $59 million at December 31, 2016. See Note 8 (“Derivatives and Hedging Activities”) for an explanation of fair value hedges.

(b)
We have the right to redeem these debentures. If the debentures purchased by KeyCorp Capital I, HNC Statutory Trust III, Willow Grove Statutory Trust I, HNC Statutory Trust IV, Westbank Capital Trust II, or Westbank Capital Trust III are redeemed before they mature, the redemption price will be the principal amount, plus any accrued but unpaid interest. If the debentures purchased by KeyCorp Capital II or KeyCorp Capital III are redeemed before they mature, the redemption price will be the greater of: (i) the principal amount, plus any accrued but unpaid interest, or (ii) the sum of the present values of principal and interest payments discounted at the Treasury Rate (as defined in the applicable indenture), plus 20 basis points for KeyCorp Capital II or 25 basis points for KeyCorp Capital III, or 50 basis points in the case of redemption upon either a tax or a capital treatment event for either KeyCorp Capital II or KeyCorp Capital III, plus any accrued but unpaid interest. The principal amount of certain debentures includes basis adjustments related to fair value hedges totaling $60 million at June 30, 2017, and $59 million at December 31, 2016. See Note 8 for an explanation of fair value hedges. The principal amount of debentures, net of discounts, is included in “long-term debt” on the balance sheet.

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

Guarantees

We are a guarantor in various agreements with third parties. The following table shows the types of guarantees that we had outstanding at June 30, 2017. Information pertaining to the basis for determining the liabilities recorded in connection with these guarantees is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Guarantees” beginning on page 115 of our 2016 Form 10-K.

June 30, 2017	Maximum Potential Undiscounted Future Payments	Liability Recorded
in millions
Financial guarantees:
Standby letters of credit	$11,839	$66
Recourse agreement with FNMA	2,848	5
Residential mortgage reserve	1,291	5
Return guarantee agreement with LIHTC investors	3	3
Written put options (a)	2,243	50
Total	$18,224	$129

(a)	The maximum potential undiscounted future payments represent notional amounts of derivatives qualifying as guarantees.

We determine the payment/performance risk associated with each type of guarantee described below based on the probability that we could be required to make the maximum potential undiscounted future payments shown in the preceding table. We use a scale of low (0% to 30% probability of payment), moderate (greater than 30% to 70% probability of payment), or high (greater than 70% probability of payment) to assess the payment/performance risk, and have determined that the payment/performance risk associated with each type of guarantee outstanding at June 30, 2017, is low.

Standby letters of credit. KeyBank issues standby letters of credit to address clients’ financing needs. These instruments obligate us to pay a specified third party when a client fails to repay an outstanding loan or debt instrument or fails to perform some contractual nonfinancial obligation. Any amounts drawn under standby letters of credit are treated as loans to the client; they bear interest (generally at variable rates) and pose the same credit risk to us as a loan. At June 30, 2017, our standby letters of credit had a remaining weighted-average life of three years, with remaining actual lives ranging from less than one year to as many as 17 years.

Recourse agreement with FNMA. We participate as a lender in the FNMA Delegated Underwriting and Servicing program. FNMA delegates responsibility for originating, underwriting, and servicing mortgages, and we assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan that we sell to FNMA. We maintain a reserve for such potential losses in an amount that we believe approximates the fair value of our liability. At June 30, 2017, the outstanding commercial mortgage loans in this program had a weighted-average remaining term of 7.7 years, and the unpaid principal balance outstanding of loans sold by us as a participant was $10.1 billion. The maximum potential amount of undiscounted future payments that we could be required to make under this program, as shown in the preceding table, is equal to approximately 28% of the principal balance of loans outstanding at June 30, 2017. If we are required to make a payment, we would have an interest in the collateral underlying the related commercial mortgage loan; any loss we incur could be offset by the amount of any recovery from the collateral.

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

At June 30, 2017, the outstanding residential mortgage loans in this program had a weighted-average LTV ratio of 71%, and the unpaid principal balance outstanding of loans sold by us was $4.3 billion. The risk assessment is low for the residential mortgage product. The maximum potential amount of undiscounted future payments that we could be required to make under this program, as shown in the preceding table, is equal to approximately 30% of the principal balance of loans outstanding at June 30, 2017. Our liability for estimated repurchase obligations on loans sold, which is included in other liabilities on our balance sheet, was $5 million at June 30, 2017.

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

As shown in the previous table, KAHC maintained a reserve in the amount of $3 million at June 30, 2017, which is sufficient to cover estimated future obligations under the guarantees. The maximum exposure to loss reflected in the table represents undiscounted future payments due to investors for the return on and of their investments.

These guarantees have expiration dates that extend through 2018, but KAHC has not formed any new partnerships under this program since October 2003. Additional information regarding these partnerships is included in Note 10 (“Variable Interest Entities”).

Written put options. In the ordinary course of business, we “write” put options for clients that wish to mitigate their exposure to changes in interest rates and commodity prices. At June 30, 2017, our written put options had an average life of three years. These instruments are considered to be guarantees, as we are required to make payments to the counterparty (the client) based on changes in an underlying variable that is related to an asset, a liability, or an equity security that the client holds. We are obligated to pay the client if the applicable benchmark interest rate or commodity price is above or below a specified level (known as the “strike rate”). These written put options are accounted for as derivatives at fair value, as further discussed in Note 8 (“Derivatives and Hedging Activities”). We mitigate our potential future payment obligations by entering into offsetting positions with third parties.

Written put options where the counterparty is a broker-dealer or bank are accounted for as derivatives at fair value but are not considered guarantees since these counterparties typically do not hold the underlying instruments. In addition, we are a purchaser and seller of credit derivatives, which are further discussed in Note 8 (“Derivatives and Hedging Activities”).

Default guarantees. Some lines of business participate in guarantees that obligate us to perform if the debtor (typically a client) fails to satisfy all of its payment obligations to third parties. We generally undertake these guarantees for one of two possible reasons: (i) either the risk profile of the debtor should provide an investment return, or (ii) we are supporting our underlying investment in the debtor. We do not hold collateral for the default guarantees. If we were required to make a payment under a guarantee, we would receive a pro rata share should the third party collect some or all of the amounts due from the debtor. At June 30, 2017, we had less than $1 million of default guarantees.

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

17. Accumulated Other Comprehensive Income

Our changes in AOCI for the three months ended June 30, 2017, and June 30, 2016, are as follows:

in millions	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative financial instruments	Foreign currency translation adjustment	Net pension and postretirement benefit costs	Total
Balance at December 31, 2016	$(185)	$(14)	$(3)	$(339)	$(541)
Other comprehensive income before reclassification, net of income taxes	40	(6)	7	—	41
Amounts reclassified from accumulated other comprehensive income, net of income taxes (a)	—	(11)	—	5	(6)
Net current-period other comprehensive income, net of income taxes	40	(17)	7	5	35
Balance at June 30, 2017	$(145)	$(31)	$4	$(334)	$(506)

Balance at March 31, 2017	$(179)	$(38)	$(2)	$(335)	$(554)
Other comprehensive income before reclassification, net of income taxes	34	9	6	(1)	48
Amounts reclassified from accumulated other comprehensive income, net of income taxes (a)	—	(2)	—	2	—
Net current-period other comprehensive income, net of income taxes	34	7	6	1	48
Balance at June 30, 2017	$(145)	$(31)	$4	$(334)	$(506)

Balance at December 31, 2015	$(58)	$20	$(2)	$(365)	$(405)
Other comprehensive income before reclassification, net of income taxes	187	121	7	(2)	313
Amounts reclassified from accumulated other comprehensive income, net of income taxes (a)	—	(27)	—	5	(22)
Net current-period other comprehensive income, net of income taxes	187	94	7	3	291
Balance at June 30, 2016	$129	$114	$5	$(362)	$(114)

Balance at March 31, 2016	70	$78	$3	$(364)	$(213)
Other comprehensive income before reclassification, net of income taxes	59	49	2	—	110
Amounts reclassified from accumulated other comprehensive income, net of income taxes (a)	—	(13)	—	2	(11)
Net current-period other comprehensive income, net of income taxes	59	36	2	2	99
Balance at June 30, 2016	$129	$114	$5	$(362)	$(114)

(a)	See table below for details about these reclassifications.

Our reclassifications out of AOCI for the three and six months ended June 30, 2017, and June 30, 2016, are as follows:

Six months ended June 30, 2017	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
in millions
Unrealized gains (losses) on derivative financial instruments
Interest rate	$20	Interest income — Loans
Interest rate	(2)	Interest expense — Long-term debt
	18	Income (loss) from continuing operations before income taxes
	7	Income taxes
	$11	Income (loss) from continuing operations
Net pension and postretirement benefit costs
Amortization of losses	$(8)	Personnel expense
	(8)	Income (loss) from continuing operations before income taxes
	(3)	Income taxes
	$(5)	Income (loss) from continuing operations

Three months ended June 30, 2017	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
in millions
Unrealized gains (losses) on derivative financial instruments
Interest rate	$5	Interest income — Loans
Interest rate	(1)	Interest expense — Long-term debt
	4	Income (loss) from continuing operations before income taxes
	2	Income taxes
	$2	Income (loss) from continuing operations
Net pension and postretirement benefit costs
Amortization of losses	$(4)	Personnel expense
	(4)	Income (loss) from continuing operations before income taxes
	(2)	Income taxes
	$(2)	Income (loss) from continuing operations

Six months ended June 30, 2016	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
in millions
Unrealized gains (losses) on derivative financial instruments
Interest rate	$45	Interest income — Loans
Interest rate	(2)	Interest expense — Long-term debt
	43	Income (loss) from continuing operations before income taxes
	16	Income taxes
	$27	Income (loss) from continuing operations
Net pension and postretirement benefit costs
Amortization of losses	$(8)	Personnel expense
	(8)	Income (loss) from continuing operations before income taxes
	(3)	Income taxes
	$(5)	Income (loss) from continuing operations

Three months ended June 30, 2016	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
in millions
Unrealized gains (losses) on derivative financial instruments
Interest rate	$22	Interest income — Loans
Interest rate	(1)	Interest expense — Long term debt
	21	Income (loss) from continuing operations before income taxes
	8	Income taxes
	$13	Income (loss) from continuing operations
Net pension and postretirement benefit costs
Amortization of losses	$(4)	Personnel expense
	(4)	Income (loss) from continuing operations before income taxes
	(2)	Income taxes
	$(2)	Income (loss) from continuing operations

18. Shareholders' Equity

Comprehensive Capital Plan

As previously reported and as authorized by the Board and pursuant to our 2016 capital plan (which was effective through the second quarter of 2017) submitted and not objected to by the Federal Reserve, we had authority to repurchase up to $350 million of our common shares. We completed $94 million of Common Share repurchases, including $88 million of Common Share repurchases in the open market and $6 million of Common Share repurchases related to employee equity compensation programs in the second quarter of 2017 under this authorization.

As previously reported, our 2016 capital plan proposed an increase in our quarterly common share dividend from $.085 to $.095 per Common Share for the second quarter of 2017 which was approved by our Board in May 2017.

On June 28, 2017, the Federal Reserve announced that it did not object to our 2017 capital plan submitted as part of the annual CCAR process. Share repurchases of up to $800 million were included in the 2017 capital plan, which is effective from the third quarter of 2017 through the second quarter of 2018. Potential dividend increases were also included in our 2017 capital plan. In the fourth quarter of 2017, the Board plans to consider a potential increase in our quarterly common share dividend, up to $.105 per share, consistent with the 2017 capital plan. An additional potential increase in the quarterly common share dividend, up to $.12 per share, is expected to be considered by the Board for the second quarter of 2018.

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

Prior to the redemption, we had $290 million of 7.75% Noncumulative Perpetual Convertible Series A Preferred Stock outstanding at December 31, 2016. Our Series A Preferred Stock had a $1 par value and a $100 liquidation preference. There were 7,475,000 shares authorized and 2,900,234 shares outstanding at December 31, 2016.

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

We have $525 million of depositary shares, each representing a 1/25th ownership interest in a share of our Fixed-to-Floating Rate Perpetual Noncumulative Series D Preferred Stock outstanding at June 30, 2017, and December 31, 2016. Our Series D Preferred Stock has a $1 par value with a $25,000 liquidation preference. There are 21,000 shares authorized and outstanding at June 30, 2017, and December 31, 2016. We made payments of $12.50 per depository share on the depositary shares related to our Series D Preferred Stock during the second quarter of 2017, for a total of $6 million.

We have $500 million of depositary shares, each representing a 1/40th ownership interest in a share of our Fixed-to-Floating Rate Perpetual Noncumulative Series E Preferred Stock outstanding at June 30, 2017, and December 31, 2016. Our Series E Preferred Stock has a $1 par value with a $1,000 liquidation preference. There are 500,000 shares authorized and outstanding at June 30, 2017, and December 31, 2016. We made payments of $.382813 per depositary share on the depositary shares related to our Series E Preferred Stock during the second quarter of 2017, for a total of $8 million.

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

The table on the following pages shows selected financial data for our major business segments for the six-month periods ended June 30, 2017, and June 30, 2016.

Three months ended June 30,	Key Community Bank		Key Corporate Bank
dollars in millions	2017	2016	2017	2016
SUMMARY OF OPERATIONS
Net interest income (TE)	$676	$392	$312	$221
Noninterest income	336	206	284	230
Total revenue (TE) (a)	1,012	598	596	451
Provision for credit losses	47	25	19	30
Depreciation and amortization expense	28	12	22	13
Other noninterest expense	624	433	277	246
Income (loss) from continuing operations before income taxes (TE)	313	128	278	162
Allocated income taxes and TE adjustments	116	48	56	29
Income (loss) from continuing operations	197	80	222	133
Income (loss) from discontinued operations, net of taxes	—	—	—	—
Net income (loss)	197	80	222	133
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	(2)
Net income (loss) attributable to Key	$197	$80	$222	$135

AVERAGE BALANCES (b)
Loans and leases	$47,431	$30,936	$37,750	$28,607
Total assets (a)	51,419	32,963	44,177	33,908
Deposits	79,716	53,794	21,146	19,129
OTHER FINANCIAL DATA
Net loan charge-offs (b)	$47	$17	$19	$27
Return on average allocated equity (b)	16.62%	11.76%	31.29%	26.23%
Return on average allocated equity	16.62	11.76	31.29	26.23
Average full-time equivalent employees (c)	10,899	7,331	2,364	2,138

Six months ended June 30,	Key Community Bank		Key Corporate Bank
dollars in millions	2017	2016	2017	2016
SUMMARY OF OPERATIONS
Net interest income (TE)	$1,306	$791	$616	$439
Noninterest income	613	403	558	437
Total revenue (TE) (a)	1,919	1,194	1,174	876
Provision for credit losses	94	66	36	73
Depreciation and amortization expense	56	25	42	26
Other noninterest expense	1,223	858	559	470
Income (loss) from continuing operations before income taxes (TE)	546	245	537	307
Allocated income taxes and TE adjustments	203	91	134	56
Income (loss) from continuing operations	343	154	403	251
Income (loss) from discontinued operations, net of taxes	—	—	—	—
Net income (loss)	343	154	403	251
Less: Net income (loss) attributable to noncontrolling interests	—	—	(1)	(2)
Net income (loss) attributable to Key	$343	$154	$404	$253

AVERAGE BALANCES (b)
Loans and leases	$47,235	$30,863	$37,744	$28,164
Total assets (a)	51,192	32,910	44,175	33,658
Deposits	79,556	53,299	21,075	18,602
OTHER FINANCIAL DATA
Net loan charge-offs (b)	$90	$40	$33	$45
Return on average allocated equity (b)	14.64%	11.44%	28.14%	24.58%
Return on average allocated equity	14.64	11.44	28.14	24.58
Average full-time equivalent employees (c)	10,851	7,353	2,374	2,132

(a)
Substantially all revenue generated by our major business segments is derived from clients that reside in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software, and goodwill held by our major business segments, are located in the United States.

(b)	From continuing operations.

(c)	The number of average full-time equivalent employees was not adjusted for discontinued operations.

Other Segments		Total Segments		Reconciling Items		Key
2017	2016	2017	2016	2017	2016	2017	2016

$(5)	$(11)	$983	$602	$4	$3	$987	$605
40	42	660	478	(7)	(5)	653	473
35	31	1,643	1,080	(3)	(2)	1,640	1,078
—	(3)	66	52	—	—	66	52
1	1	51	26	42	36	93	62
10	9	911	688	(9)	1	902	689
24	24	615	314	(36)	(39)	579	275
(4)	(2)	168	75	4	2	172	77
28	26	447	239	(40)	(41)	407	198
—	—	—	—	5	3	5	3
28	26	447	239	(35)	(38)	412	201
—	1	—	(1)	—	—	—	(1)
$28	$25	$447	$240	$(35)	$(38)	$412	$202

$1,288	$1,519	$86,469	$61,062	$33	$86	$86,502	$61,148
36,104	30,121	131,700	96,992	791	421	132,491	97,413
2,050	972	102,912	73,895	(133)	9	102,779	73,904

$—	$—	$66	$44	—	—	$66	$44
74.38%	59.85%	23.13%	19.41%	(2.15)%	(2.67)%	10.74%	7.18%
74.38	59.85	23.13	19.41	(1.88)	(2.48)	10.87	7.29
2	4	13,265	9,473	5,079	3,946	18,344	13,419

Other Segments		Total Segments		Reconciling Items		Key
2017	2016	2017	2016	2017	2016	2017	2016

$(9)	$(20)	$1,913	$1,210	$3	$7	$1,916	$1,217
73	72	1,244	912	(14)	(8)	1,230	904
64	52	3,157	2,122	(11)	(1)	3,146	2,121
—	2	130	141	(1)	—	129	141
1	3	99	54	87	72	186	126
20	16	1,802	1,344	20	(16)	1,822	1,328
43	31	1,126	583	(117)	(57)	1,009	526
(8)	(9)	329	138	(52)	3	277	141
51	40	797	445	(65)	(60)	732	385
—	—	—	—	5	4	5	4
51	40	797	445	(60)	(56)	737	389
2	1	1	(1)	—	—	1	(1)
$49	$39	$796	$446	$(60)	$(56)	$736	$390

$1,308	$1,561	$86,287	$60,588	$31	$64	$86,318	$60,652
36,325	28,925	131,692	95,493	923	452	132,615	95,945
2,040	864	102,671	72,765	(241)	(14)	102,430	72,751

$1	$5	$124	$90	$1	—	$125	$90
62.15%	45.07%	20.63%	18.11%	(1.77)%	(1.98)%	9.70%	7.02%
62.15	45.07	20.63	18.11	(1.63)	(1.85)	9.77	7.10
2	6	13,227	9,491	5,138	3,920	18,365	13,411

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of KeyCorp

We have reviewed the consolidated balance sheet of KeyCorp as of June 30, 2017, and the related consolidated statements of income and comprehensive income for the three- and six-month periods ended June 30, 2017 and 2016, and the consolidated statements of changes in equity and cash flows for the six-month periods ended June 30, 2017 and 2016. These financial statements are the responsibility of KeyCorp’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of KeyCorp as of December 31, 2016, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the year then ended (not presented herein) and we expressed an unqualified opinion on those consolidated financial statements in our report dated February 28, 2017. In our opinion, the accompanying consolidated balance sheet of KeyCorp as of December 31, 2016 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Cleveland, Ohio	Ernst & Young LLP
August 4, 2017

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

In April 2017, we submitted to the Federal Reserve and provided to the OCC our 2017 capital plan under the annual CCAR process. On June 28, 2017, the Federal Reserve announced that it did not object to our 2017 capital plan. Share repurchases of up to $800 million were included in the 2017 capital plan, which is effective from the third quarter of 2017 through the second quarter of 2018.

We completed $94 million of Common Share repurchases, including $88 million of Common Share repurchases in the open market and $6 million of Common Share repurchases related to employee equity compensation programs in the second quarter of 2017 under our 2016 capital plan authorization. The 2016 capital plan authorization expired on June 30, 2017.

The following table summarizes our repurchases of our common shares for the three months ended June 30, 2017.

Calendar month	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased as part of publicly announced plans or programs (b)
April 1-30	1,363,746	18.55	1,209,170	8,063,302
May 1-31	2,580,217	18.57	2,422,186	5,675,390
June 1-30	1,127,984	18.65	1,125,955	4,168,178
Total	5,071,947	18.58	4,757,311

(a)	Includes common shares deemed surrendered by employees in connection with our stock compensation and benefit plans to satisfy tax obligations.

(b)
Calculated using the remaining general repurchase amount divided by the closing price of KeyCorp common shares as follows: on April 30, 2017, at $18.24; on May 31, 2017, at $17.47; and on June 30, 2017, at $18.74.

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

101
The following materials from KeyCorp’s Form 10-Q Report for the quarterly period ended June 30, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income; (iii) the Consolidated Statements of Changes in Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

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

KEYCORP
(Registrant)

Date: August 4, 2017	/s/ Douglas M. Schosser
By: Douglas M. Schosser
Chief Accounting Officer (Principal Accounting Officer)