Form 10-Q
period 2017-09-30
KEYCORP /NEW/
filed 2017-11-01
CIK 91576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares with a par value of $1 each	1,075,399,655 shares
Title of class	Outstanding at October 30, 2017

KEYCORP

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion & Analysis of Financial Condition & Results of Operations

Introduction

This section reviews the financial condition and results of operations of KeyCorp and its subsidiaries for the quarterly periods ended September 30, 2017, and September 30, 2016. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. When you read this discussion, you should also refer to the consolidated financial statements and related notes in this report. The page locations of specific sections and notes that we refer to are presented in the Table of Contents.

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

AICPA: American Institute of Certified Public Accountants.	KCC: Key Capital Corporation.
ALCO: Asset/Liability Management Committee.	KCDC: Key Community Development Corporation.
ALLL: Allowance for loan and lease losses.	KEF: Key Equipment Finance.
A/LM: Asset/liability management.	KPP: Key Principal Partners.
AOCI: Accumulated other comprehensive income (loss).	KREEC: Key Real Estate Equity Capital, Inc.
APBO: Accumulated postretirement benefit obligation.	LCR: Liquidity coverage ratio.
Austin: Austin Capital Management, Ltd.	LIBOR: London Interbank Offered Rate.
BHCs: Bank holding companies.	LIHTC: Low-income housing tax credit.
Board: KeyCorp Board of Directors.	LTV: Loan-to-value.
CCAR: Comprehensive Capital Analysis and Review.	Moody’s: Moody’s Investor Services, Inc.
CMBS: Commercial mortgage-backed securities.	MRM: Market Risk Management group.
CME: Chicago Mercantile Exchange.	N/A: Not applicable.
CMO: Collateralized mortgage obligation.	NASDAQ: The NASDAQ Stock Market LLC.
Common Shares: KeyCorp common shares, $1 par value.	NAV: Net asset value.
DIF: Deposit Insurance Fund of the FDIC.	N/M: Not meaningful.
Dodd-Frank Act: Dodd-Frank Wall Street Reform and	NOW: Negotiable Order of Withdrawal.
Consumer Protection Act of 2010.	NPR: Notice of proposed rulemaking.
EBITDA: Earnings before interest, taxes, depreciation, and	NYSE: New York Stock Exchange.
amortization.	OCC: Office of the Comptroller of the Currency.
EPS: Earnings per share.	OCI: Other comprehensive income (loss).
ERISA: Employee Retirement Income Security Act of 1974.	OREO: Other real estate owned.
ERM: Enterprise risk management.	OTTI: Other-than-temporary impairment.
EVE: Economic value of equity.	PBO: Projected benefit obligation.
FASB: Financial Accounting Standards Board.	PCI: Purchased credit impaired.
FDIC: Federal Deposit Insurance Corporation.	S&P: Standard and Poor’s Ratings Services,
Federal Reserve: Board of Governors of the Federal	a Division of The McGraw-Hill Companies, Inc.
Reserve System.	SEC: U.S. Securities and Exchange Commission.
FHLB: Federal Home Loan Bank of Cincinnati.	Series A Preferred Stock: KeyCorp’s 7.750%
FHLMC: Federal Home Loan Mortgage Corporation.	Noncumulative Perpetual Convertible Preferred
FICO: Fair Isaac Corporation	Stock, Series A.
First Niagara: First Niagara Financial Group, Inc.	SIFIs: Systemically important financial institutions
(NASDAQ: FNFG).	including BHCs with total consolidated assets of
FNMA: Federal National Mortgage Association, or Fannie	at least $50 billion and nonbank financial companies
Mae.	designated by FSOC for supervision by the
FSOC: Financial Stability Oversight Council.	Federal Reserve.
GAAP: U.S. generally accepted accounting principles.	TDR: Troubled debt restructuring.
GNMA: Government National Mortgage Association, or	TE: Taxable-equivalent.
Ginnie Mae.	U.S. Treasury: United States Department of the
HelloWallet: HelloWallet, LLC.	Treasury.
ISDA: International Swaps and Derivatives Association.	VaR: Value at risk.
KAHC: Key Affordable Housing Corporation.	VEBA: Voluntary Employee Beneficiary Association.
KBCM: KeyBanc Capital Markets, Inc.	VIE: Variable interest entity.

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

Selected financial data

Our financial performance for each of the last five quarters is summarized in Figure 1.

Figure 1. Selected Financial Data

	2017			2016		Nine months ended September 30,
dollars in millions, except per share amounts	Third	Second	First	Fourth	Third	2017	2016
FOR THE PERIOD
Interest income	$1,109	$1,117	$1,050	$1,062	$890	$3,276	$2,257
Interest expense	161	144	132	124	110	437	276
Net interest income	948	973	918	938	780	2,839	1,981
Provision for credit losses	51	66	63	66	59	180	200
Noninterest income	592	653	577	618	549	1,822	1,453
Noninterest expense	992	995	1,013	1,220	1,082	3,000	2,536
Income (loss) from continuing operations before income taxes	497	565	419	270	188	1,481	698
Income (loss) from continuing operations attributable to Key	363	407	324	233	171	1,094	557
Income (loss) from discontinued operations, net of taxes (a)	1	5	—	(4)	1	6	5
Net income (loss) attributable to Key	364	412	324	229	172	1,100	562
Income (loss) from continuing operations attributable to Key common shareholders	349	393	296	213	165	1,038	540
Income (loss) from discontinued operations, net of taxes (a)	1	5	—	(4)	1	6	5
Net income (loss) attributable to Key common shareholders	350	398	296	209	166	1,044	545
PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.32	$.36	$.28	$.20	$.17	$.96	$.61
Income (loss) from discontinued operations, net of taxes (a)	—	—	—	—	—	.01	.01
Net income (loss) attributable to Key common shareholders (b)	.32	.37	.28	.20	.17	.97	.62
Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	.32	.36	.27	.20	.16	.95	.60
Income (loss) from discontinued operations, net of taxes — assuming dilution (a)	—	—	—	—	—	.01	.01
Net income (loss) attributable to Key common shareholders — assuming dilution (b)	.32	.36	.27	.19	.17	.96	.61
Cash dividends paid	.095	.095	.085	.085	.085	.275	.245
Book value at period end	13.18	13.02	12.71	12.58	12.78	13.18	12.78
Tangible book value at period end	10.52	10.40	10.21	9.99	10.14	10.52	10.14
Market price:
High	19.37	19.10	19.53	18.62	12.64	19.37	13.37
Low	16.47	16.91	16.54	12.00	10.38	16.47	9.88
Close	18.82	18.74	17.78	18.27	12.17	18.82	12.17
Weighted-average common shares outstanding (000)	1,073,390	1,076,203	1,068,609	1,067,771	982,080	1,075,296	880,824
Weighted-average common shares and potential common shares outstanding (000) (c)	1,088,841	1,093,039	1,086,540	1,083,717	994,660	1,091,655	889,789
AT PERIOD END
Loans	$86,492	$86,503	$86,125	$86,038	$85,528	$86,492	$85,528
Earning assets	122,625	121,243	120,261	121,966	121,089	122,625	121,089
Total assets	136,733	135,824	134,476	136,453	135,805	136,733	135,805
Deposits	103,446	102,821	103,982	104,087	104,185	103,446	104,185
Long-term debt	15,100	13,261	12,324	12,384	12,622	15,100	12,622
Key common shareholders’ equity	14,224	14,228	13,951	13,575	13,831	14,224	13,831
Key shareholders’ equity	15,249	15,253	14,976	15,240	14,996	15,249	14,996
PERFORMANCE RATIOS — FROM CONTINUING OPERATIONS
Return on average total assets	1.07%	1.23%	.99%	.69%	.55%	1.10%	.71%
Return on average common equity	9.74	11.12	8.76	6.22	5.09	9.89	6.28
Return on average tangible common equity (d)	12.21	13.80	10.98	7.88	6.16	12.36	7.21
Net interest margin (TE)	3.15	3.30	3.13	3.12	2.85	3.19	2.84
Cash efficiency ratio (d)	62.2	59.3	65.8	76.2	80.0	62.4	72.5
PERFORMANCE RATIOS — FROM CONSOLIDATED OPERATIONS
Return on average total assets	1.06%	1.23%	.98%	.67%	.55%	1.09%	.70%
Return on average common equity	9.77	11.26	8.76	6.10	5.12	9.95	6.34
Return on average tangible common equity (d)	12.25	13.98	10.98	7.73	6.20	12.43	7.27
Net interest margin (TE)	3.13	3.28	3.11	3.09	2.83	3.17	2.81
Loan-to-deposit (e)	86.2	87.2	85.6	85.2	84.7	86.2	84.7
CAPITAL RATIOS AT PERIOD END
Key shareholders’ equity to assets	11.15%	11.23%	11.14%	11.17%	11.04%	11.15%	11.04%
Key common shareholders’ equity to assets	10.40	10.48	10.37	9.95	10.18	10.40	10.18
Tangible common equity to tangible assets (d)	8.49	8.56	8.51	8.09	8.27	8.49	8.27
Common Equity Tier 1	10.26	9.91	9.91	9.54	9.56	10.26	9.56
Tier 1 risk-based capital	11.11	10.73	10.74	10.89	10.53	11.11	10.53
Total risk-based capital	13.09	12.64	12.69	12.85	12.63	13.09	12.63
Leverage	9.83	9.95	9.81	9.90	10.22	9.83	10.22
TRUST ASSETS
Assets under management	$38,660	$37,613	$37,417	$36,592	$36,752	$38,660	$36,752
OTHER DATA
Average full-time-equivalent employees	18,548	18,344	18,386	18,849	17,079	18,427	14,642
Branches	1,208	1,210	1,216	1,217	1,322	1,208	1,322

(a)	In April 2009, management decided to wind down the operations of Austin Capital Management, Ltd., a subsidiary that specialized in managing hedge fund investments for institutional customers. In September 2009, management decided to discontinue the education lending business conducted through Key Education

Resources, the education payment and financing unit of KeyBank. As a result of this decision, we have accounted for this business as a discontinued operation. For further discussion regarding the income (loss) from discontinued operations, see Note 12 (“Acquisition, Divestiture, and Discontinued Operations”).

(b)	EPS may not foot due to rounding.

(c)	Assumes conversion of Common Share options and other stock awards and/or convertible preferred stock, as applicable.

(d)
See Figure 6 entitled “GAAP to Non-GAAP Reconciliations,” which presents the computations of certain financial measures related to “tangible common equity” and “cash efficiency.” The table reconciles the GAAP performance measures to the corresponding non-GAAP measures, which provides a basis for period-to-period comparisons.

(e)	Represents period-end consolidated total loans and loans held for sale divided by period-end consolidated total deposits.

Economic Overview

The initial estimate of third quarter 2017 GDP came in at 3.0%, building on the strong growth experienced during the second quarter of 2017 of 3.1%. Personal consumption expenditures, the economy’s largest component, contributed 1.6% to growth in the third quarter, somewhat behind 2.2% contributed in the second quarter of 2017 but still ahead of the1.3% contributed in the first quarter of 2017. Inventories had a sizable impact on third quarter 2017 growth, accounting for .7%, possibly indicating that businesses are anticipating increased demand in the near future. A shrinking trade deficit also helped to lift the third quarter 2017 figure, adding .4% to the total. Unfortunately, many forecasts are expecting this third quarter 2017 GDP figure to be revised lower in coming months, once economists are able to more accurately assess the economic damage caused by hurricanes Harvey, Irma, and Maria.

The International Monetary Fund estimates that global growth is expected to rise from 3.1% in 2016 to 3.6% in 2017 and 3.7% in 2018 with broad-based upward revisions in the European area, Japan, emerging markets in Asia, emerging markets in Europe, and Russia more than offsetting downward revisions for the United States and the United Kingdom.

Oil prices have fallen since the beginning of the year to $52 per barrel, but are well above the lows in early 2016 when prices dropped to $25 per barrel. Although inventories remain elevated, recent declines may help clear the way for stronger appreciation in the coming quarters and help support America’s struggling energy industry.

The stock market continues to reach new records, with the S&P 500 equity index up 12.5% since the end of 2016. A general rally has occurred following the November 2016 elections, and based on expectations for growth-friendly economic policies from the new U.S. presidential administration.

274,000 new jobs were added in the U.S. during the third quarter of 2017. This was down from the second quarter of 2017, which saw gains of 562,000. Hurricanes Harvey and Irma distorted the employment situation in September when payroll employment declined by 33,000 jobs. Leisure and hospitality created most of the drag, declining by 111,000 jobs. The unemployment rate declined to 4.2%, but this was likely because of the inability to access all of the sample households in storm affected areas. Based on the experience of previous hurricanes, the September 2017 numbers are likely to undergo dramatic revisions. Still, the participation rate increased to 63.1%, a welcome development. This was the first time it rose above 63% since early 2014. The number of unemployed declined, the employment-to-population ratio increased, the number of discouraged workers fell, and fewer workers were employed part time involuntarily. Year-over-year earnings growth came in at 2.9%, above the recent range of around 2.5%. However, the boost may be attributed in part to an outsized decline in the lowest-paying jobs.

Headline inflation was up by 2.2% year over year at the end of the third quarter of 2017, slightly above the Federal Reserve’s target of 2.0%. However core inflation, excluding food and energy, was subdued year over year, at 1.7%.

Thanks to the solid economy and still low interest rates, the housing market generally benefited in the third quarter of 2017. New home sales were down 2.1% compared to the third quarter of 2016, while existing home sales were slightly up .4% compared to third quarter 2016 levels. However, prices are up uniformly, with average new home prices up 3.4% from year ago levels, and existing home prices up 5.1%. Single family housing starts also posted respectable gains in the third quarter of 2017, up 12.7%, from the third quarter of 2016. Multi-family construction was down 5.2%.

The Federal Open Market Committee left the federal funds rate unchanged in September 2017 at 1% to 1.25%. The minutes from the September meeting showed a debate on the weakness in inflation, and whether it can be attributed to transitory or more persistent factors. The Federal Reserve (like many economists) is unsure why inflationary pressures haven’t developed as slack in the broader economy has diminished. This uncertainty suggests that a December 2017 rate hike is not a sure thing, but most believe it is still likely. The minutes also discussed the economic cost of the recent hurricanes and how it will likely distort the incoming data on growth and inflation. However, the Federal Reserve doesn’t expect the hurricanes to alter the course of the economy over the medium term. The 10-year U.S. Treasury yield stood at 2.33% at the end of the third quarter of 2017, which was only two basis points below the prior quarter.
Long-term financial targets

Our long-term financial targets are as follows:

•	Generate positive operating leverage and a cash efficiency ratio of less than 60%;

•	Maintain a moderate risk profile by targeting a net loan charge-offs to average loans ratio in the range of .40% to .60%; and

•	Achieve a return on tangible common equity ratio in the range of 13% to 15%.

Figure 2 shows the evaluation of our long-term financial targets for the three months and nine months ended September 30, 2017.

Figure 2. Evaluation of Our Long-Term Targets

	Key Metrics (a)	3Q17	YTD 2017	Targets
Positive operating leverage	Cash efficiency ratio (b)	62.2%	62.4%	< 60%
	Cash efficiency ratio excluding notable items (b)	59.7%	59.8%
Moderate Risk Profile	Net loan charge-offs to average loans	.15%	.24%	.40 - .60%
Financial Returns	Return on average tangible common equity (b)	12.21%	12.36%	13.00 - 15.00%
	Return on average tangible common equity excluding notable items (b)	13.19%	12.98%

(a)	Calculated from continuing operations, unless otherwise noted.

(b)	Non-GAAP measure; see Figure 6 entitled “GAAP to Non-GAAP Reconciliations” for reconciliation.

Strategic developments

Our actions and results during the first nine months of 2017 supported our corporate strategy described in the “Introduction” section under the “Corporate strategy” heading on page 35 of our 2016 Form 10-K.

•
We continued to generate positive operating leverage versus the prior year and our cash efficiency ratio improved to 62.4%, or 59.8%, excluding notable items. Revenue growth was driven by net interest income and fee-based businesses. Cards and payments had a record quarter, up 13.6% from the year-ago quarter, reflecting the investments we have made in the businesses, our recent merchant services acquisition and some of our early successes with First Niagara clients. Expenses remain well managed, with our quarterly results reflecting our recent acquisitions of HelloWallet and Key Merchant Services, LLC, as well as seasonal trends.

•
Early in the fourth quarter of 2017, we completed the acquisition of Cain Brothers, a leading healthcare-focused merger and acquisitions investment bank. The move will significantly expand our existing healthcare vertical and further enhances our ability to serve our clients with distinctive expertise and capabilities.

•
Net loan charge-offs were .24% of average loans for the first nine months of 2017, down from .27% for the same period one-year ago and below our targeted range. Total net loan charge-offs increased during the first nine months of 2017 compared to the year-ago period. Total loans charged off increased in our commercial and industrial loan portfolio and our auto loan portfolio which is included in our consumer indirect loan portfolio. Partially offsetting these increases in loan charge-offs were increases in recoveries in our commercial and industrial loan portfolio, driven by a large recovery that occurred during the third quarter of 2017.

•
Capital management remains a priority for 2017. As previously reported, share repurchases of up to $800 million were included in the 2017 capital plan, which is effective through the second quarter of 2018. We completed $277 million of Common Share repurchases, including $271 million of Common Share repurchases in the open market and $6 million of Common Share repurchases related to employee equity compensation programs in the third quarter of 2017 under this authorization. Over the past five years, we have repurchased over $2 billion in common shares.

•
Consistent with our 2016 capital plan, the Board declared a quarterly dividend of $.095 per Common Share for the third quarter of 2017. Potential dividend increases were also included in our 2017 capital plan. In the fourth quarter of 2017, the Board plans to consider a potential increase in our quarterly common share dividend, up to $.105 per share, consistent with the 2017 capital plan. An additional potential increase in the quarterly common share dividend, up to $.12 per share, is expected to be considered by the Board for the second quarter of 2018.

Demographics

We have two major business segments: Key Community Bank and Key Corporate Bank. Key Community Bank serves individuals and small to mid-sized businesses by offering a variety of deposit and investment, lending, credit card, and personalized wealth management products and business advisory services. Key Community Bank offers personal property and casualty insurance, such as home, auto, renters, watercraft, and umbrella policies. Key Community Bank also purchases motor vehicle retail installment sales contracts relating to new or used automobiles and light and medium-duty trucks via a network of dealers who regularly originate these third party installment sales contracts. These products and services are provided primarily through our relationship managers and specialists working in our 15-state branch network, which is organized into ten internally defined geographic regions: Washington, Oregon/Alaska, Rocky Mountains, Indiana/Northwest Ohio/Michigan, Central/Southwest Ohio, East Ohio/Western Pennsylvania, Atlantic, Western New York, Eastern New York, and New England. In addition, some of these product capabilities are delivered by Key Corporate Bank to clients of Key Community Bank.

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

Regulatory capital requirements

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

Under the Regulatory Capital Rules, standardized approach banking organizations are required to meet the minimum capital and leverage ratios set forth in Figure 3 below. At September 30, 2017, Key had an estimated Common Equity Tier 1 Capital Ratio of 10.15% under the fully phased-in Regulatory Capital Rules. Also at September 30, 2017, based on the fully phased-in Regulatory Capital Rules, Key estimates that its capital and leverage ratios, after adjustment for market risk, would be as set forth in Figure 3.

Figure 3. Pro Forma Ratios vs. Minimum Capital Ratios Calculated Under the Fully Phased-In Regulatory Capital Rules

Ratios (including capital conservation buffer)	Key September 30, 2017 Pro forma	Minimum January 1, 2017	Phase-in Period	Minimum January 1, 2019
Common Equity Tier 1 (a)	10.15%	4.5%	None	4.5%
Capital conservation buffer (b)		—	1/1/16-1/1/19	2.5
Common Equity Tier 1 + Capital conservation buffer		4.5	1/1/16-1/1/19	7.0
Tier 1 Capital	11.00%	6.0	None	6.0
Tier 1 Capital + Capital conservation buffer		6.0	1/1/16-1/1/19	8.5
Total Capital	13.00%	8.0	None	8.0
Total Capital + Capital conservation buffer		8.0	1/1/16-1/1/19	10.5
Leverage (c)	9.79%	4.0	None	4.0

(a)	See Figure 6 entitled “GAAP to Non-GAAP Reconciliations,” which presents the computation of Common Equity Tier 1 under the fully phased-in regulatory capital rules.

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

We believe that, as of September 30, 2017, KeyBank (consolidated) satisfied the risk-based and leverage capital requirements to be considered “well capitalized” for purposes of the revised PCA framework. However, investors should not regard this determination as a representation of the overall financial condition or prospects of KeyBank because the PCA framework is intended to serve a limited supervisory function. Moreover, it is important to note that the PCA framework does not apply to BHCs, like KeyCorp.

Recent developments

On September 27, 2017, the federal banking agencies issued a joint proposal to simplify the Regulatory Capital Rules for standardized approach banking organizations (the “Simplification Proposal”), including Key. In anticipation of the Simplification Proposal, on August 22, 2017, the agencies issued a proposal to extend the current capital treatment for certain items that are subject to the multi-year transition period for the Regulatory Capital Rules, which ends on December 31, 2018. That proposal would alleviate the burden that could result from the continued phase-in of those capital requirements as the agencies seek public comment on and work to finalize the Simplification Proposal.

The Simplification Proposal would amend the standardized approach for credit risk under the Regulatory Capital Rules by:

•
Replacing the definition for high volatility commercial real estate exposures with a simpler definition called “high volatility acquisition, development, or construction” (“HVADC”) exposures. The Simplification Proposal would require a banking organization to assign a 130 percent risk weight to HVADC exposures.

•
Simplifying the threshold deductions for mortgage servicing assets, temporary difference deferred tax assets that are not realizable through carryback, and investments in the capital of unconsolidated financial institutions. The Simplification Proposal also would revise the risk-weight treatment for investments in the capital of unconsolidated financial institutions.

•	Simplifying the limitations on the amount of a third-party minority interest in a consolidated subsidiary that is includable in regulatory capital.

The Simplification Proposal also sets forth clarifying revisions to miscellaneous sections of the Regulatory Capital Rules. If the Simplification Proposal is adopted in its current form as final, it would likely have a neutral-to-low impact on Key’s capital requirements, but it would meaningfully alleviate the compliance burden associated with the Regulatory Capital Rules. Comments on the Simplification Proposal are due December 26, 2017.

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

The comment period for the proposed rule ended on August 8, 2017. If the proposal is adopted in its final form, it is expected to have a neutral-to-low impact on Key’s reporting and compliance obligations.

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

Under the Liquidity Coverage Rules, KeyCorp must calculate a Modified LCR on a monthly basis, and was required to satisfy a minimum Modified LCR requirement of 100% by January 1, 2017. At September 30, 2017, Key’s Modified LCR was above 100%. In the future, KeyCorp may change the composition of our investment portfolio, increase the size of the overall investment portfolio, and modify product offerings to enhance or optimize our liquidity position.

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

Deposit insurance and assessments

As required under the Dodd-Frank Act, in March 2015, the FDIC approved a final rule to impose a surcharge on the quarterly deposit insurance assessments of insured depository institutions having total consolidated assets of at least $10 billion (like KeyBank). The surcharge is 4.5 cents per $100 of the institution’s assessment base (after making certain adjustments). The final rule became effective on July 1, 2016. As of July 1, 2016, KeyBank must pay a surcharge to assist in bringing the reserve ratio to the statutory minimum of 1.35%. Surcharges will continue through the quarter that the DIF reserve ratio reaches or exceeds 1.35%, but not later than December 31, 2018. If the reserve ratio does not reach 1.35% by December 31, 2018 (provided it is at least 1.15%), the FDIC will impose a shortfall assessment on March 31, 2019, on insured depository institutions with total consolidated assets of $10 billion or more (like KeyBank). At June 30, 2017, the DIF reserve ratio was 1.24%.

In December 2016, the FDIC issued a final rule that imposes recordkeeping requirements on insured depository institutions with two million or more deposit accounts (including KeyBank) in order to facilitate rapid payment of insured deposits to customers if the institutions were to fail. The rule requires those insured depository institutions to: (i) maintain complete and accurate data on each depositor’s ownership interest by right and capacity for all of the institution’s deposit accounts; and (ii) develop the capability to calculate the insured and uninsured amounts for each deposit owner within 24 hours of failure. The FDIC will conduct periodic testing of compliance with these requirements, and institutions subject to the rule must submit to the FDIC a certification of compliance, signed by the KeyBank chief executive officer, and deposit insurance coverage summary report on or before the mandatory compliance date and annually thereafter. The final rule became effective on April 1, 2017, with a mandatory compliance date of April 1, 2020.

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

Supervision and governance

On August 3, 2017, the Federal Reserve released a proposal to establish guidance regarding supervisory expectations for the boards of directors of banking organizations with total consolidated assets of $50 billion or more, including KeyCorp. The proposal identifies the attributes of effective boards of directors that would be used for examiner evaluation of an organization’s governance and controls. The proposal also clarifies that for all organizations supervised by the Federal Reserve, most supervisory findings should be communicated to the organization’s senior management for corrective action and not its board of directors. In addition, the proposal identifies existing supervisory expectations for boards of directors set forth in Federal Reserve SR Letters that could be eliminated or revised. Comments on the proposal are due November 30, 2017.

In a separate release, the Federal Reserve published a notice of proposed rulemaking to align its supervisory rating system for large financial institutions (including KeyCorp) with the post-crisis supervisory programs for these firms. The proposed rating system would only apply to large financial institutions, including KeyCorp, and would evaluate and assign ratings to large financial institutions based on three components: capital planning and positions, liquidity risk management and positions, and governance and controls. It is difficult to estimate the potential impact of the proposal on Key because the extent of the impact depends on the finalization of the proposal regarding supervisory expectations for boards of directors, and a forthcoming proposal regarding supervisory expectations relating to a firm’s management of core business lines and independent risk management and controls. Moreover, implementation of the proposed rating system could involve considerable examiner discretion. Comments are due on the proposed rule by November 30, 2017.

ERISA fiduciary standard

In April 2016, the Department of Labor published final rules and amendments to certain prohibited transaction exemptions regarding which service providers would be regarded as fiduciaries under ERISA for making investment advice recommendations to: (i) certain retirement plan fiduciaries, participants, or beneficiaries; and (ii) owners or beneficiaries of individual retirement accounts and health savings accounts, among other retirement plans. The purpose of the rules is to place fiduciary obligations, rather than the lesser legal obligations that currently apply, on these service providers. Accordingly, the rules subject any financial institution making recommendations for either the purchase or sale of investments in or rollover of the respective retirement plan to certain fiduciary obligations under ERISA such as an impartial conduct standard and not selling certain investment products whose compensation may raise a conflict of interest for the advisor without entering into a contract providing certain disclosures and legal remedies to the customer. Under the Department of Labor’s original rules, the impartial standard requirement for financial institutions and their advisors was to become effective April 10, 2017. However, in response to a Presidential Order, the Department of Labor extended the effective date to June 9, 2017. The contract provisions must be in place by January 1, 2018, although on August 31, 2017, the Department of Labor requested comments on a proposal to delay this date until July 1, 2019. The Department of Labor also requested comments on and will continue to review whether to modify, further delay, or rescind these rules in whole or in part.

Highlights of Our Performance

Financial performance

For the third quarter of 2017, we announced net income from continuing operations attributable to Key common shareholders of $349 million, or $.32 per common share. Our third quarter of 2017 results compare to net income from continuing operations attributable to Key common shareholders of $165 million, or .16 per common share, for the third quarter of 2016. During the third quarter of 2017, our results included $36 million of merger-related charges and a $5 million merchant services gain adjustment, resulting in a pre-tax net impact of $41 million, or $.03 per common share.

Third quarter 2017 net interest income included $48 million of purchase accounting accretion related to the acquisition of First Niagara.

Our TE net interest income was $962 million for the third quarter of 2017, and the net interest margin was 3.15%, compared to TE net interest income of $788 million and a net interest margin of 2.85% for the third quarter of 2016, reflecting the benefit from the First Niagara acquisition, including purchase accounting accretion, as well as higher earning asset yields and balances. Excluding purchase accounting accretion, taxable-equivalent net interest income increased $145 million from the third quarter of 2016. For the full year of 2017, we expect net interest income to be in the range of $3.8 billion to $3.9 billion. Our outlook does not include any additional rate increases in 2017.

Our noninterest income was $592 million for the third quarter of 2017, compared to $549 million for the year-ago quarter. Growth was largely driven by a full-quarter impact of the First Niagara acquisition, as well as ongoing momentum in our core businesses. Broad-based growth across many fee income categories more than offset a decline in investment banking and debt placement fees, related to strong market conditions in the year-ago period. For the full year of 2017, we expect noninterest income to be in the range of $2.35 billion to $2.45 billion.

Our noninterest expense was $992 million for the third quarter of 2017, which included $36 million of merger-related charges. Merger-related charges for the quarter were made up of $25 million of personnel expense and $11 million of non-personnel expense, mostly reflected in marketing and computer processing expense. During the third quarter of 2016, we incurred $189 million of merger-related charges.

Excluding merger-related charges, noninterest expense was $63 million higher than the third quarter of last year. The increase from the prior year, reflected in both personnel and non-personnel expense, was primarily driven by a full-quarter impact of the First Niagara acquisition, as well as ongoing business investments and recent acquisitions, partially offset by merger cost savings. Professional fees were also elevated due to several short-term initiatives.

While our recent acquisitions of HelloWallet and Key Merchant Services, LLC will be accretive over time, together they added $8 million of expense for the third quarter of 2017. For the full year of 2017, we expect noninterest expense excluding merger-related charges to be in the range of $3.7 billion to $3.8 billion. Included within this range is approximately $20 million in added expense from Cain Brothers, which closed early in the fourth quarter of 2017, as well as expenses related to HelloWallet and Key Merchant Services, LLC.

Average loans were $86.8 billion for the third quarter of 2017, an increase of $9.1 billion compared to the third quarter of 2016, primarily reflecting a full-quarter impact of the First Niagara acquisition, as well as growth in commercial and industrial loans, which was broad-based and spread across Key's commercial lines of business. We anticipate average loans to be in the range of $87 billion to $87.5 billion for the fourth quarter of 2017.

Average deposits totaled $103.1 billion for the third quarter of 2017, an increase of $8.2 billion compared to the year-ago quarter, primarily reflecting a full-quarter impact of the First Niagara acquisition, and core retail and commercial deposit growth. Our consolidated loan-to-deposit ratio was 86.2% at September 30, 2017, compared to 84.7% at September 30, 2016. We anticipate average deposits to be in the range of $102.5 billion to $103 billion for the fiscal year 2017.

Our provision for credit losses was $51 million for the third quarter of 2017, compared to $59 million for the third quarter of 2016. The third quarter 2017 provision reflects a large recovery in the commercial and industrial portfolio.
Our allowance for loan and lease losses was $880 million, or 1.02% of total period-end loans, at September 30, 2017, compared to 1.01% at September 30, 2016. For the remainder of 2017, we expect the provision for credit losses to slightly exceed net loan charge-offs to provide for loan growth.

Net loan charge-offs for the third quarter of 2017 totaled $32 million, or .15% of average total loans, compared to $44 million, or .23%, for the third quarter of 2016. For the remainder of 2017, we expect net loan charge-offs to average loans to remain below our targeted range of 40 to 60 basis points.

At September 30, 2017, our nonperforming loans totaled $517 million, which represented .60% of period-end portfolio loans, compared to $723 million, or 0.85% of period-end portfolio loans, at September 30, 2016. Nonperforming assets at September 30, 2017, totaled $556 million and represented .64% of period-end portfolio loans and OREO and other nonperforming assets, compared to $760 million, or .89% of period-end portfolio loans and OREO and other nonperforming assets, at September 30, 2016.

Our capital ratios remain strong. Our tangible common equity and Tier 1 risk-based capital ratios at September 30, 2017, are 8.49% and 11.11%, respectively, compared to 8.27% and 10.53%, respectively, at September 30, 2016. In addition, our Common Equity Tier 1 ratio is 10.26% at September 30, 2017, compared to 9.56% at September 30, 2016. Capital levels in the third quarter of 2017 benefited from a change in our methodology related to risk weightings for multipurpose facilities, specifically commitments that can also be used for letters of credit.

We continue to return capital to our shareholders by repurchasing Common Shares and through our quarterly common share dividend. In the third quarter of 2017, we completed $277 million of Common Share repurchases, including $271 million of common share repurchases in the open market and $6 million of Common Share repurchases related to employee equity compensation programs, and paid a cash dividend of $.095 per Common Share, under our 2017 capital plan authorization.

Figure 5 shows our continuing and discontinued operating results for the current, past, and year-ago quarters. Our financial performance for each of the past five quarters is summarized in Figure 1.

Figure 5. Results of Operations

	Three months ended			Nine months ended
in millions, except per share amounts	9/30/2017	6/30/2017	9/30/2016	9/30/2017	9/30/2016
Summary of operations
Income (loss) from continuing operations attributable to Key	$363	$407	$171	$1,094	$557
Income (loss) from discontinued operations, net of taxes (a)	1	5	1	6	5
Net income (loss) attributable to Key	$364	$412	$172	$1,100	$562
Income (loss) from continuing operations attributable to Key	$363	$407	$171	$1,094	$557
Less: Dividends on Preferred Stock	14	14	6	56	17
Income (loss) from continuing operations attributable to Key common shareholders	349	393	165	1,038	540
Income (loss) from discontinued operations, net of taxes (a)	1	5	1	6	5
Net income (loss) attributable to Key common shareholders	$350	$398	$166	$1,044	$545
Per common share — assuming dilution
Income (loss) from continuing operations attributable to Key common shareholders	$.32	$.36	$.16	$.95	$.60
Income (loss) from discontinued operations, net of taxes (a)	—	—	—	.01	.01
Net income (loss) attributable to Key common shareholders (b)	$.32	$.36	$.17	$.96	$.61

(a)
In September 2009, we decided to discontinue the education lending business conducted through Key Education Resources, the education payment and financing unit of KeyBank. As a result of this decision, we have accounted for these businesses as a discontinued operation. For further discussion regarding the income (loss) from discontinued operations, see Note 12 (“Acquisition, Divestiture, and Discontinued Operations”).

(b)	EPS may not foot due to rounding.

Figure 6 presents certain non-GAAP financial measures related to “tangible common equity,” “return on tangible common equity,” “cash efficiency ratio,” certain financial measures excluding notable items, and “Common Equity Tier 1 under the Regulatory Capital Rules (estimates).”

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

The tangible common equity ratio and the return on tangible common equity ratio have been a focus for some investors, and management believes that these ratios may assist investors in analyzing Key’s capital position without regard to the effects of intangible assets and preferred stock. Since analysts and banking regulators may assess our capital adequacy using tangible common equity, we believe it is useful to enable investors to assess our capital adequacy on these same bases. Figure 6 reconciles the GAAP performance measures to the corresponding non-GAAP measures.

As disclosed in Note 2 (“Business Combination”) and Note 12 (“Acquisition, Divestiture, and Discontinued Operations”), KeyCorp completed its purchase of First Niagara on August 1, 2016. The definitive agreement and plan of merger to acquire First Niagara was originally announced on October 30, 2015. As a result of this transaction, we’ve recognized merger-related charges. For the second and third quarters of 2017, merger-related charges are included in the total for "notable items." The table below shows the computation of return on average tangible common equity excluding notable items, pre-provision net revenue excluding notable items, cash efficiency ratio excluding notable items, and return on average assets from continuing operations excluding notable items. Management believes that eliminating the effects of the merger-related charges and other notable items makes it easier to analyze the results by presenting them on a more comparable basis.

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

Figure 6. GAAP to Non-GAAP Reconciliations

		Three months ended					Nine months ended
dollars in millions		9/30/2017	6/30/2017	3/31/2017	12/31/2016	9/30/2016	9/30/2017	9/30/2016
Tangible common equity to tangible assets at period-end
Key shareholders’ equity (GAAP)		$15,249	$15,253	$14,976	$15,240	$14,996
Less:	Intangible assets (a)	2,870	2,866	2,751	2,788	2,855
	Preferred Stock (b)	1,009	1,009	1,009	1,640	1,150
	Tangible common equity (non-GAAP)	$11,370	$11,378	$11,216	$10,812	$10,991
Total assets (GAAP)		$136,733	$135,824	$134,476	$136,453	$135,805
Less:	Intangible assets (a)	2,870	2,866	2,751	2,788	2,855
	Tangible assets (non-GAAP)	$133,863	$132,958	$131,725	$133,665	$132,950
	Tangible common equity to tangible assets ratio (non-GAAP)	8.49%	8.56%	8.51%	8.09%	8.27%
Notable items
Merger-related charges		$(36)	$(44)	$(81)	$(198)	(207)	$(161)	$(276)
Merchant services gain		(5)	64	—	—	—	59	—
Purchase accounting finalization, net		—	43	—	—	—	43	—
Charitable contribution		—	(20)	—	—	—	(20)	—
Total notable items		$(41)	$43	$(81)	$(198)	(207)	$(79)	$(276)
Income taxes		(13)	16	(30)	(74)	(75)	(27)	(101)
Total notable items after tax		$(28)	$27	$(51)	$(124)	(132)	$(52)	$(175)
Average tangible common equity
Average Key shareholders’ equity (GAAP)		$15,241	$15,200	$15,184	$14,901	$13,552	$15,208	$11,890
Less:	Intangible assets (average) (c)	2,878	2,756	2,772	2,874	2,255	2,802	1,473
	Preferred Stock (average)	1,025	1,025	1,480	1,274	648	1,175	410
	Average tangible common equity (non-GAAP)	$11,338	$11,419	$10,932	$10,753	$10,649	$11,231	$10,007
Return on average tangible common equity from continuing operations
Net income (loss) from continuing operations attributable to Key common shareholders (GAAP)		$349	$393	$296	$213	$165	$1,038	$540
Plus:	Notable items, after tax	28	(27)	51	124	132	52	175
	Net income (loss) from continuing operations attributable to Key common shareholders after notable items (non-GAAP)	$377	$366	$347	$337	$297	$1,090	$715
Average tangible common equity (non-GAAP)		11,338	11,419	10,932	10,753	10,649	11,231	10,007
Return on average tangible common equity from continuing operations (non-GAAP)		12.21%	13.80%	10.98%	7.88%	6.16%	12.36%	7.21%
Return on average tangible common equity from continuing operations excluding notable items (non-GAAP)		13.19	12.86	12.87	12.47	11.10	12.98	9.54
Return on average tangible common equity consolidated
Net income (loss) attributable to Key common shareholders (GAAP)		$350	$398	$296	$209	$166	$1,044	$545
Average tangible common equity (non-GAAP)		11,338	11,419	10,932	10,753	10,649	11,231	10,007
Return on average tangible common equity consolidated (non-GAAP)		12.25%	13.98%	10.98%	7.73%	6.20%	12.43%	7.27%
Pre-provision net revenue
Net interest income (GAAP)		$948	$973	$918	$938	$780	$2,839	$1,981
Plus:	Taxable-equivalent adjustment	14	14	11	10	8	39	24
	Noninterest income (GAAP)	592	653	577	618	549	1,822	1,453
Less:	Noninterest expense (GAAP)	992	995	1,013	1,220	1,082	3,000	2,536
	Pre-provision net revenue from continuing operations (non-GAAP)	$562	$645	$493	$346	$255	$1,700	$922
Plus:	Notable items	36	(43)	81	198	207	79	276
	Pre-provision net revenue from continuing operations excluding notable items (non-GAAP)	603	602	574	544	462	1,779	1,198
Cash efficiency ratio
Noninterest expense (GAAP)		$992	$995	$1,013	$1,220	$1,082	$3,000	$2,536
Less:	Intangible asset amortization	25	22	22	27	13	69	28
Adjusted noninterest expense (non-GAAP)		$967	$973	$991	$1,193	$1,069	$2,931	$2,508
Less:	Notable items (d)	36	60	81	207	189	177	258
Adjusted noninterest expense excluding notable items (non-GAAP)		$931	$913	$910	$986	$880	$2,754	$2,250
Net interest income (GAAP)		$948	$973	$918	$938	$780	$2,839	$1,981
Plus:	Taxable-equivalent adjustment	14	14	11	10	8	39	24
	Noninterest income (GAAP)	592	653	577	618	549	1,822	1,453
Total taxable-equivalent revenue (non-GAAP)		$1,554	$1,640	$1,506	$1,566	$1,337	$4,700	$3,458
Plus:	Notable items (e)	5	(103)	—	(9)	18	(98)	18
	Adjusted noninterest income excluding notable items (non-GAAP)	$1,559	$1,537	$1,506	$1,557	$1,355	$4,602	$3,476
Cash efficiency ratio (non-GAAP)		62.2%	59.3%	65.8%	76.2%	80.0%	62.4%	72.5%
Cash efficiency ratio excluding notable items (non-GAAP)		59.7	59.4	60.4	63.3	64.9	59.8	64.7
Return on average total assets from continuing operations excluding notable items
Income from continuing operations attributable to Key (GAAP)		$363	$407	$324	$233	$171	$1,094	$557
Plus:	Notable items, after tax	28	(27)	51	124	132	52	175
	Income from continuing operations attributable to Key excluding notable items, after tax (non-GAAP)	$391	$380	$375	$357	$303	$1,146	$732
Average total assets from continuing operations (GAAP)		$134,356	$132,491	$132,741	$134,428	$123,469	$133,202	$105,187
Return on average total assets from continuing operations excluding notable items (non-GAAP)		1.15%	1.15%	1.15%	1.06%	.98%	1.15%	.93%

Figure 6. GAAP to Non-GAAP Reconciliations, continued

dollars in millions	Three months ended September 30, 2017
Common Equity Tier 1 under the Regulatory Capital Rules (estimates)
Common Equity Tier 1 under current Regulatory Capital Rules	$12,129
Adjustments from current Regulatory Capital Rules to the fully phased-in Regulatory Capital Rules:
Deferred tax assets and other intangible assets (f)	(57)
Common Equity Tier 1 anticipated under the fully phased-in Regulatory Capital Rules (g)	$12,072

Net risk-weighted assets under current Regulatory Capital Rules	$118,233
Adjustments from current Regulatory Capital Rules to the fully phased-in Regulatory Capital Rules:
Mortgage servicing assets (h)	623
Volcker Funds	—
All other assets	49
Total risk-weighted assets anticipated under the fully phased-in Regulatory Capital Rules (g)	$118,905

Common Equity Tier 1 ratio under the fully phased-in Regulatory Capital Rules (g)	10.15%

(a)
For the three months ended September 30, 2017, June 30, 2017, March 31, 2017, December 31, 2016, and September 30, 2016, intangible assets exclude $30 million, $33 million, $38 million, $42 million, and $51 million, respectively, of period-end purchased credit card relationships.

(b)	Net of capital surplus.

(c)
For the three months ended September 30, 2017, June 30, 2017, March 31, 2017, December 31, 2016, and September 30, 2016, average intangible assets exclude $32 million, $36 million, $40 million, $46 million, and $47 million, respectively, of average purchased credit card relationships. For the nine months ended September 30, 2017, and September 30, 2016, average intangible assets exclude $36 million and $42 million, respectively, of average purchased credit card receivables.

(d)	Notable items for the three months ended September 30, 2017, include $36 million of merger-related expense.

(e)	Notable items for the three months ended September 30, 2017, include $5 million adjustment related to the merchant services acquisition gain.

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

Results of Operations

Net interest income

One of our principal sources of revenue is net interest income. Net interest income is the difference between interest income received on earning assets (such as loans and securities) and loan-related fee income, and interest expense paid on deposits and borrowings. There are several factors that affect net interest income, including:

•	the volume, pricing, mix, and maturity of earning assets and interest-bearing liabilities;

•	the volume and value of net free funds, such as noninterest-bearing deposits and equity capital;

•	the use of derivative instruments to manage interest rate risk;

•	interest rate fluctuations and competitive conditions within the marketplace;

•	asset quality; and

•	fair value accounting of acquired earning assets and interest-bearing liabilities.

To make it easier to compare both the results across several periods and the yields on various types of earning assets (some taxable, some not), we present net interest income in this discussion on a “TE basis” (i.e., as if all income were taxable and at the same rate). For example, $100 of tax-exempt income would be presented as $154, an amount that, if taxed at the statutory federal income tax rate of 35%, would yield $100.

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

Third quarter 2017 TE net interest income included $48 million of purchase accounting accretion related to the acquisition of First Niagara, compared to $19 million in the third quarter of 2016, and $100 million in the second quarter of 2017.

TE net interest income was $962 million for the third quarter of 2017, and the net interest margin was 3.15%, compared to TE net interest income of $788 million and a net interest margin of 2.85% for the third quarter of 2016, reflecting the full quarter benefit from the First Niagara acquisition, including purchase accounting accretion, as well as higher earning asset yields and balances.

For the nine months ended September 30, 2017, TE net interest income was $2.9 billion and the net interest margin was 3.19%, compared to TE net interest income of $2.0 billion and a net interest margin of 2.84% for the prior year, reflecting the full year-to-date benefit from the First Niagara acquisition, growth in our core earning asset balances, higher interest rates, and managed deposit costs.

Average loans were $86.8 billion for the third quarter of 2017, an increase of $9.1 billion compared to the third quarter of 2016, primarily reflecting a full-quarter impact of the First Niagara acquisition, as well as growth in commercial and industrial loans, which was broad-based and spread across Key's commercial lines of business. At September 30, 2017, the remaining fair value discount on the First Niagara acquired loan portfolio was $302 million, compared to $345 million at June 30, 2017.

Average deposits totaled $103.1 billion for the third quarter of 2017, an increase of $8.2 billion compared to the year-ago quarter, primarily reflecting a full-quarter impact of the First Niagara acquisition, and core retail and commercial deposit growth.

Figure 7. Consolidated Average Balance Sheets, Net Interest Income, and Yields/Rates from Continuing Operations

	Third Quarter 2017			Second Quarter 2017
dollars in millions	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)
ASSETS
Loans (b), (c)
Commercial and industrial (d)	$41,416	$414	3.97%	$40,666	$409	4.04%
Real estate — commercial mortgage	14,850	169	4.51	15,096	187	4.97
Real estate — construction	2,054	23	4.51	2,204	31	5.51
Commercial lease financing	4,694	46	3.89	4,690	50	4.33
Total commercial loans	63,014	652	4.11	62,656	677	4.34
Real estate — residential mortgage	5,493	54	3.92	5,509	52	3.77
Home equity loans	12,314	136	4.41	12,473	135	4.31
Consumer direct loans	1,774	33	7.26	1,743	31	7.07
Credit cards	1,049	30	11.34	1,044	29	11.04
Consumer indirect loans	3,170	37	4.64	3,077	38	5.02
Total consumer loans	23,800	290	4.85	23,846	285	4.77
Total loans	86,814	942	4.31	86,502	962	4.46
Loans held for sale	1,607	17	4.13	1,082	9	3.58
Securities available for sale (b), (e)	18,574	91	1.96	17,997	90	1.97
Held-to-maturity securities (b)	10,469	55	2.12	10,469	55	2.09
Trading account assets	889	7	2.74	1,042	7	3.00
Short-term investments	2,166	6	1.21	1,970	5.96
Other investments (e)	728	5	2.46	687	3	1.87
Total earning assets	121,247	1,123	3.68	119,749	1,131	3.78
Allowance for loan and lease losses	(868)			(864)
Accrued income and other assets	13,977			13,606
Discontinued assets	1,417			1,477
Total assets	$135,773			$133,968

LIABILITIES
NOW and money market deposit accounts	$53,826	37.27		$54,416	34.25
Savings deposits	6,697	5.25		6,854	4.21
Certificates of deposit ($100,000 or more)	6,402	21	1.31	6,111	19	1.23
Other time deposits	4,664	9.81		4,650	9.77
Total interest-bearing deposits	71,589	72.40		72,031	66.36
Federal funds purchased and securities sold under repurchase agreements	456	—	.23	466	—	.23
Bank notes and other short-term borrowings	865	3	1.49	1,216	4	1.43
Long-term debt (f), (g)	12,631	86	2.75	11,046	74	2.68
Total interest-bearing liabilities	85,541	161.75		84,759	144.68
Noninterest-bearing deposits	31,516			30,748
Accrued expense and other liabilities	2,057			1,782
Discontinued liabilities (g)	1,417			1,477
Total liabilities	120,531			118,766
EQUITY
Key shareholders’ equity	15,241			15,200
Noncontrolling interests	1			2
Total equity	15,242			15,202
Total liabilities and equity	$135,773			$133,968

Interest rate spread (TE)			2.93%			3.10%
Net interest income (TE) and net interest margin (TE)		962	3.15%		987	3.30%
TE adjustment (b)		14			14
Net interest income, GAAP basis		$948			$973

(a)	Results are from continuing operations. Interest excludes the interest associated with the liabilities referred to in (g) below, calculated using a matched funds transfer pricing methodology.

(b)	Interest income on tax-exempt securities and loans has been adjusted to a TE basis using the statutory federal income tax rate of 35%.

(c)	For purposes of these computations, nonaccrual loans are included in average loan balances.

(d)
Commercial and industrial average balances include $117 million, $117 million, $114 million, $119 million, and $107 million of assets from commercial credit cards for the three months ended September 30, 2017, June 30, 2017, March 31, 2017, December 31, 2016, and September 30, 2016, respectively.

Figure 7. Consolidated Average Balance Sheets, Net Interest Income, and Yields/Rates from Continuing Operations

First Quarter 2017			Fourth Quarter 2016			Third Quarter 2016
Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)

$40,002	$373	3.77%	$39,495	$365	3.68%	$37,318	$317	3.38%
15,187	164	4.39	14,771	168	4.50	12,879	126	3.91
2,353	26	4.54	2,222	37	6.72	1,723	21	4.67
4,635	44	3.76	4,624	50	4.34	4,508	38	3.33
62,177	607	3.95	61,112	620	4.04	56,428	502	3.54
5,520	54	3.94	5,554	57	4.17	4,453	45	3.96
12,611	131	4.22	12,812	129	3.99	11,968	122	4.07
1,762	30	6.97	1,785	31	6.84	1,666	30	7.20
1,067	29	11.06	1,088	29	10.78	996	27	10.80
2,996	37	4.91	3,009	42	5.50	2,186	28	5.23
23,956	281	4.75	24,248	288	4.73	21,269	252	4.73
86,133	888	4.17	85,360	908	4.24	77,697	754	3.86
1,188	13	4.28	1,323	11	3.39	1,152	10	3.48
19,181	95	1.95	20,145	92	1.82	17,972	88	1.99
9,988	51	2.04	9,121	44	1.95	6,250	30	1.86
968	7	2.75	892	6	2.54	860	4	2.12
1,610	3.79		3,717	5.49		5,911	7.48
709	4	2.26	741	6	3.23	717	5	2.74
119,777	1,061	3.57	121,299	1,072	3.52	110,559	898	3.24
(855)			(855)			(847)
13,819			13,984			13,757
1,540			1,610			1,676
$134,281			$136,038			$125,145

$54,295	32.24		$55,444	31.22		$51,318	25.20
6,351	1.10		6,546	2.10		4,521	1.07
5,627	16	1.16	5,428	15	1.11	4,204	12	1.15
4,706	9.76		4,849	9.77		5,031	11.85
70,979	58.33		72,267	57.32		65,074	49.30
795	1.32		592	1.11		578	—	.16
1,802	5	1.06	934	3	1.11	1,186	2.91
10,833	68	2.54	10,914	63	2.38	10,415	59	2.31
84,409	132.63		84,707	124.58		77,253	110.57
31,099			32,424			29,844
2,048			2,394			2,818
1,540			1,610			1,676
119,096			121,135			111,591

15,184			14,901			13,552
1			2			2
15,185			14,903			13,554
$134,281			$136,038			$125,145

		2.94%			2.94%			2.67%
	929	3.13%		948	3.12%		788	2.85%
	11			10			8
	$918			$938			$780

(e)	Yield is calculated on the basis of amortized cost.

(f)	Rate calculation excludes basis adjustments related to fair value hedges.

(g)	A portion of long-term debt and the related interest expense is allocated to discontinued liabilities as a result of applying our matched funds transfer pricing methodology to discontinued operations.

Figure 8 shows how the changes in yields or rates and average balances from the prior year period affected net interest income. The section entitled “Financial Condition” contains additional discussion about changes in earning assets and funding sources.

Figure 8. Components of Net Interest Income Changes from Continuing Operations

	From three months ended September 30, 2016			From nine months ended September 30, 2016
	to three months ended September 30, 2017			to nine months ended September 30, 2017
in millions	Average Volume	Yield/ Rate	Net Change (a)	Average Volume	Yield/ Rate	Net Change (a)
INTEREST INCOME
Loans	$94	$94	$188	$627	$266	$893
Loans held for sale	5	2	7	13	3	16
Securities available for sale	3	—	3	46	(7)	39
Held-to-maturity securities	22	3	25	78	5	83
Trading account assets	—	3	3	2	2	4
Short-term investments	(6)	5	(1)	(15)	12	(3)
Other investments	—	—	—	1	1	2
Total interest income (TE)	118	107	225	752	282	1,034
INTEREST EXPENSE
NOW and money market deposit accounts	1	11	12	17	30	47
Savings deposits	1	3	4	2	7	9
Certificates of deposit ($100,000 or more)	7	2	9	25	(2)	23
Other time deposits	(1)	(1)	(2)	5	(2)	3
Total interest-bearing deposits	8	15	23	49	33	82
Federal funds purchased and securities sold under repurchase agreements	—	—	—	—	1	1
Bank notes and other short-term borrowings	(1)	2	1	4	1	5
Long-term debt	14	13	27	38	35	73
Total interest expense	21	30	51	91	70	161
Net interest income (TE)	$97	$77	$174	$661	$212	$873

(a)	The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.

Noninterest income

As shown in Figure 9, noninterest income was $592 million for the third quarter of 2017, compared to $549 million for the year-ago quarter. For the nine months ended September 30, 2017, noninterest income was $1.8 billion compared to $1.5 billion for the same period one year ago. Noninterest income represented 38% and 39% of total revenue for the three and nine months ended September 30, 2017, respectively, compared to 41% and 42% for the three and nine months ended September 30, 2016, respectively.

The following discussion explains the composition of certain elements of our noninterest income and the factors that caused those elements to change.

Figure 9. Noninterest Income

	Three months ended September 30,		Change		Nine months ended September 30,		Change
dollars in millions	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Trust and investment services income	$135	$122	$13	10.7%	$404	$341	$63	18.5%
Investment banking and debt placement fees	141	156	(15)	(9.6)	403	325	78	24.0
Service charges on deposit accounts	91	85	6	7.1	268	218	50	22.9
Operating lease income and other leasing gains	16	6	10	166.7	69	41	28	68.3
Corporate services income	54	51	3	5.9	163	154	9	5.8
Cards and payments income	75	66	9	13.6	210	164	46	28.0
Corporate-owned life insurance income	31	29	2	6.9	94	85	9	10.6
Consumer mortgage income	7	6	1	16.7	19	11	8	72.7
Mortgage servicing fees	21	15	6	40.0	54	37	17	45.9
Net gains (losses) from principal investing	3	5	(2)	(40.0)	4	16	(12)	(75.0)
Other income	18	8	10	125.0	134	61	73	119.7
Total noninterest income	$592	$549	$43	7.8%	$1,822	$1,453	$369	25.4%

Trust and investment services income

Trust and investment services income consists of brokerage commissions, trust and asset management commissions, and insurance income. The assets under management that primarily generate these revenues are shown in Figure 10. For the three months ended September 30, 2017, trust and investment services income increased $13 million, or 10.7%, compared to the same period one year ago, primarily due to an increase in insurance income as a result of the First Niagara acquisition and fees earned from investment management services as a result of stronger market performance.

For the nine months ended September 30, 2017, trust and investment services income was up $63 million, or 18.5%, from the nine months ended September 30, 2016, primarily due to an increase in insurance income and brokerage commissions as a result of the acquisition of First Niagara and higher fees earned from investment management services as a result of stronger market performance.

A significant portion of our trust and investment services income depends on the value and mix of assets under management. At September 30, 2017, our bank, trust, and registered investment advisory subsidiaries had assets under management of $38.7 billion, compared to $36.8 billion at September 30, 2016. The increase in assets under management, as shown in Figure 10, was primarily attributable to market appreciation over the past twelve months.
Figure 10. Assets Under Management

in millions	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Assets under management by investment type:
Equity	$23,342	$22,824	$22,522	$21,722	$21,568
Securities lending	876	807	1,095	1,148	991
Fixed income	11,009	10,819	10,497	10,386	11,016
Money market	3,433	3,163	3,303	3,336	3,177
Total assets under management	$38,660	$37,613	$37,417	$36,592	$36,752

Investment banking and debt placement fees

Investment banking and debt placement fees consists of syndication fees, debt and equity financing fees, financial adviser fees, gains on sales of commercial mortgages, and agency origination fees. Investment banking and debt placement fees decreased $15 million, or 9.6%, for the third quarter of 2017, related to strong market conditions in the year-ago period.

For the nine months ended September 30, 2017, investment banking and debt placement fees increased $78 million, or 24.0%, from the same period one year ago driven by stronger market conditions.

Service charges on deposit accounts

Service charges on deposit accounts increased $6 million, or 7.1%, for the three months ended September 30, 2017, compared to the same period one year ago. The increase from the three months ended September 30, 2016, was primarily due to the full-quarter impact of the First Niagara acquisition and higher overdraft and account analysis fees.

For the nine months ended September 30, 2017, service charges on deposits accounts increased $50 million, or 22.9%, from the first nine months of 2016. This increase was primarily due to the full year-to-date impact of the First Niagara acquisition.

Cards and payments income

Cards and payments income, which consists of debit card, consumer and commercial credit card, and merchant services income, increased $9 million, or 13.6%, from the year-ago quarter. This increase was primarily due to the full-quarter impact of the First Niagara acquisition and our 2017 acquisition of Key Merchant Services, LLC, which increased merchant services fees compared to the same period one year ago.

For the nine months ended September 30, 2017, cards and payments income was $210 million, an increase of $46 million, or 28.0%, from the same period one year ago. This increase was primarily due to the full year-to-date impact of the First Niagara acquisition and our 2017 acquisition of Key Merchant Services, LLC.

Other income

Other income, which consists primarily of gains on sales of loans held for sale, other service charges, and certain dealer trading income, was up $10 million, or 125.0%, from the year-ago quarter. This increase was primarily attributable to higher recoveries of loans that were charged-off by First Niagara prior to acquisition and gains on sales of loans held for sale.

For the nine months ended September 30, 2017, other income was up $73 million, or 119.7%, from the same period one year ago. This increase was driven by a $64 million one-time gain related to our Key Merchant Services, LLC acquisition that occurred in the second quarter of 2017 and recoveries of loans that were charged-off by First Niagara prior to acquisition, partially offset by lower trading income.

Noninterest expense

As shown in Figure 11, noninterest expense was $992 million for the third quarter of 2017 compared to $1.1 billion for the third quarter of 2016. The third quarter of 2017 included $36 million of merger-related charges compared to $189 million for the third quarter of 2016.

For the nine months ended September 30, 2017, noninterest expense was $3.0 billion compared to $2.5 billion for the same period one year ago. Merger-related charges for the nine months ended September 30, 2017, were $161 million compared to $258 million for the same period one year ago.

Figure 11. Noninterest Expense

	Three months ended September 30,		Change		Nine months ended September 30,		Change
dollars in millions	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Personnel (a)	$558	$594	$(36)	(6.1)%	$1,665	$1,425	$240	16.8%
Net occupancy	74	73	1	1.4	239	193	46	23.8
Computer processing	56	70	(14)	(20.0)	171	158	13	8.2
Business services and professional fees	49	76	(27)	(35.5)	140	157	(17)	(10.8)
Equipment	29	26	3	11.5	83	68	15	22.1
Operating lease expense	24	15	9	60.0	64	42	22	52.4
Marketing	34	32	2	6.3	85	66	19	28.8
FDIC assessment	21	21	—	—	62	38	24	63.2
Intangible asset amortization	25	13	12	92.3	69	28	41	146.4
OREO expense, net	3	3	—	—	8	6	2	33.3
Other expense	119	159	(40)	(25.2)	414	355	59	16.6
Total noninterest expense	$992	$1,082	$(90)	(8.3)%	$3,000	$2,536	$464	18.3%
Merger-related charges (b)	36	189	(153)	(81.0)	161	258	(97)	(37.6)
Total noninterest expense excluding merger-related charges (c)	$956	$893	$63	7.1%	$2,839	$2,278	$561	24.6%

Average full-time equivalent employees (d)	18,548	17,079	1,469	8.6%	18,427	14,642	3,785	25.9%

(a)	Additional detail provided in Figure 13 entitled “Personnel Expense.”

(b)	Additional detail provided in Figure 12 entitled “Merger-Related Charges.”

(c)	Non-GAAP measure.

(d)	The number of average full-time equivalent employees has not been adjusted for discontinued operations.

Figure 12. Merger-Related Charges

	Three months ended September 30,		Change		Nine months ended September 30,		Change
dollars in millions	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Net interest income	—	$(6)	$6	N/M	—	$(6)	$6	N/M

Operating lease income and other leasing gains	—	(2)	2	N/M	—	(2)	2	N/M
Other income	—	(10)	10	N/M	—	(10)	10	N/M
Noninterest income	—	(12)	12	N/M	—	(12)	12	N/M

Personnel	$25	97	(72)	(74.2)%	$86	148	$(62)	(41.9)%
Net occupancy	(2)	—	(2)	N/M	2	—	2	N/M
Business services and professional fees	2	32	(30)	(93.8)	13	44	(31)	(70.5)
Computer processing	4	15	(11)	(73.3)	11	15	(4)	(26.7)
Marketing	5	9	(4)	(44.4)	17	13	4	30.8
Other nonpersonnel expense	2	36	(34)	(94.4)	32	38	(6)	(15.8)
Noninterest expense	36	189	(153)	(81.0)	161	258	(97)	(37.6)
Total merger-related charges	$36	$207	$(171)	(82.6)%	$161	$276	$(115)	(41.7)%

Personnel

As shown in Figure 13, personnel expense, the largest category of our noninterest expense, decreased by $36 million, or 6.1%, for the third quarter of 2017 compared to the year-ago quarter. This decrease was primarily driven by lower severance expense as a result of the First Niagara acquisition in the third quarter of 2016. Personnel expenses were also down due to lower incentive and stock-based compensation due to strong capital market conditions in the year-ago period. Partially offsetting these declines was an increase in employee benefits expense due to the full-quarter impact of the First Niagara acquisition.

For the nine months ended September 30, 2017, personnel expense was up $240 million, or 16.8%, from the first nine months of 2016. This increase was primarily driven by the full year-to-date impact of the First Niagara acquisition and higher incentive and stock-based compensation related to stronger overall capital markets performance during the first nine months of 2017.

Figure 13. Personnel Expense

	Three months ended September 30,		Change		Nine months ended September 30,		Change
dollars in millions	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Salaries and contract labor	$339	$329	$10	3.0%	$995	$839	$156	18.6%
Incentive and stock-based compensation	134	162	(28)	(17.3)	398	352	46	13.1
Employee benefits	80	73	7	9.6	252	199	53	26.6
Severance	5	30	(25)	(83.3)	20	35	(15)	(42.9)
Total personnel expense	$558	$594	$(36)	(6.1)%	$1,665	$1,425	$240	16.8%
Merger-related charges	25	97	(72)	(74.2)	86	148	(62)	(41.9)
Total personnel expense excluding merger-related charges	$533	$497	$36	7.2%	$1,579	$1,277	$302	23.6%

Net occupancy

Net occupancy expense increased $1 million, or 1.4%, for the third quarter of 2017, compared to the same period one year ago. This increase was primarily due to higher rental expenses as a result of the increase in occupied premises from the First Niagara acquisition, partially offset by lower expenses related to vacating leased properties prior to the end of the lease term.

For the nine months ended September 30, 2017, net occupancy expense increased $46 million, or 23.8%, from the nine months ended September 30, 2016, primarily due to an increase in various net occupancy expenses resulting from the First Niagara acquisition.

Other expense

Other expense comprises various miscellaneous expense items. The $40 million, or 25.2%, decrease in the current quarter compared to the same period one year ago reflects a charitable contribution made in accordance with Key's previously announced National Community Benefits Plan during the third quarter of 2016. The decrease in other expense is also attributable to lower other miscellaneous expenses.

For the nine months ended September 30, 2017, other expense increased $59 million, or 16.6%, from the nine months ended September 30, 2016, primarily due to the full year-to-date impact of the First Niagara acquisition.

Income taxes

We recorded tax expense from continuing operations of $134 million for the third quarter of 2017 and $16 million for the third quarter of 2016. For the nine months ended September 30, 2017, we recorded tax expense from continuing operations of $386 million, compared to $141 million for the same period one year ago.

Our federal tax expense (benefit) differs from the amount that would be calculated using the federal statutory tax rate, primarily because we generate income from investments in tax-advantaged assets, such as corporate-owned life insurance and credits associated with renewable energy and low-income housing investments, and make periodic adjustments to our tax reserves. Tax expense for the three months ended September 30, 2017, and September 30, 2016, was affected by net discrete income tax benefits of $13 million and detriments of $7 million, respectively. The tax expense for the third quarter of 2017 was also impacted due to merger-related charges of $36 million. Excluding those expenses, the tax expense for the third quarter of 2017 was $143 million.

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

Figure 14 summarizes the contribution made by each major business segment to our “taxable-equivalent revenue from continuing operations” and “income (loss) from continuing operations attributable to Key” for the three- and nine-month periods ended September 30, 2017, and September 30, 2016.

Figure 14. Major Business Segments — Taxable-Equivalent Revenue from Continuing Operations and Income (Loss) from Continuing Operations Attributable to Key

	Three months ended September 30,		Change		Nine months ended September 30,		Change
dollars in millions	2017	2016	Amount	Percent	2017	2016	Amount	Percent
REVENUE FROM CONTINUING OPERATIONS (TE)
Key Community Bank	$959	$783	$176	22.5%	$2,874	$1,976	$898	45.4%
Key Corporate Bank	560	556	4	0.7	1,734	1,432	302	21.1
Other Segments	30	16	14	87.5	94	68	26	38.2
Total Segments	1,549	1,355	194	14.3	4,702	3,476	1,226	35.3
Reconciling Items (a)	5	(18)	23	N/M	(2)	(18)	16	N/M
Total	$1,554	$1,337	$217	16.2%	$4,700	$3,458	$1,242	35.9%
INCOME (LOSS) FROM CONTINUING OPERATIONS ATTRIBUTABLE TO KEY
Key Community Bank	$161	$97	$64	66.0%	$503	$259	$244	94.2%
Key Corporate Bank	190	160	30	18.8	593	404	189	46.8
Other Segments	23	16	7	43.8	72	55	17	30.9
Total Segments	374	273	101	37.0	1,168	718	450	62.7
Reconciling Items (a)	(11)	(102)	91	N/M	(74)	(161)	87	N/M
Total	$363	$171	$192	112.3%	$1,094	$557	$537	96.4%

(a)	Reconciling items consist primarily of the unallocated portion of merger-related charges and items not allocated to the business segments because they do not reflect their normal operations.

Key Community Bank summary of operations

•	Positive operating leverage compared to prior year

•	Net income increased $64 million, or 66%, from prior year

•	Average commercial and industrial loans increased $2.7 billion, or 17.2%, from the prior year

•	Average deposits increased $10.2 billion, or 14.6%, from the prior year

As shown in Figure 15, Key Community Bank recorded net income attributable to Key of $161 million for the third quarter of 2017, compared to $97 million for the year-ago quarter, benefiting from momentum in Key's core businesses, as well as the full-quarter impact of the First Niagara acquisition.

TE net interest income increased by $137 million, or 25.7%, from the third quarter of 2016. The increase was primarily attributable to the full-quarter impact of the First Niagara acquisition, as well as the benefit from higher interest rates. Average loans and leases increased $6 billion, or 14.6%, largely driven by a $2.7 billion, or 17.2%, increase in commercial and industrial loans. Additionally, average deposits increased $10.2 billion, or 14.6%, from one year ago.

Noninterest income was up $39 million, or 15.6%, from the year-ago quarter, driven by the full quarter impact of the First Niagara acquisition. Strength in cards and payments, which includes the full-quarter impact of Key’s merchant services acquisition in the second quarter of 2017, and higher assets under management from market growth also contributed to the increase.

The provision for credit losses increased by $20 million, or 51.3%, and net loan charge-offs increased $10 million from the third quarter of 2016, primarily related to the acquisition of First Niagara.

Noninterest expense increased by $53 million, or 9%, from the year-ago quarter, largely driven by the full-quarter impact of the First Niagara acquisition, as well as core business activity, ongoing investments, recent acquisitions and seasonal trends. Personnel expense increased $29 million, while non-personnel expense increased by $24 million, including higher marketing expense and higher intangible amortization expense.

Figure 15. Key Community Bank

	Three months ended September 30,		Change		Nine months ended September 30,		Change
dollars in millions	2017	2016	Amount	Percent	2017	2016	Amount	Percent
SUMMARY OF OPERATIONS
Net interest income (TE)	$670	$533	$137	25.7%	$1,973	$1,324	$649	49.0%
Noninterest income	289	250	39	15.6	901	652	249	38.2
Total revenue (TE)	959	783	176	22.5	2,874	1,976	898	45.4
Provision for credit losses	59	39	20	51.3	152	92	60	65.2
Noninterest expense	643	590	53	9.0	1,921	1,471	450	30.6
Income (loss) before income taxes (TE)	257	154	103	66.9	801	413	388	93.9
Allocated income taxes (benefit) and TE adjustments	96	57	39	68.4	298	154	144	93.5
Net income (loss) attributable to Key	$161	$97	$64	66.0%	$503	$259	$244	94.2%
AVERAGE BALANCES
Loans and leases	$47,595	$41,548	$6,047	14.6%	$47,376	$34,450	$12,926	37.5%
Total assets	51,708	44,218	7,490	16.9	51,421	36,707	14,714	40.1
Deposits	79,563	69,397	10,166	14.6	79,438	58,704	20,734	35.3
Assets under management at period end	$38,660	$36,752	$1,908	5.2%	$38,660	$36,752	$1,908	5.2%

ADDITIONAL KEY COMMUNITY BANK DATA

	Three months ended September 30,		Change		Nine months ended September 30,		Change
dollars in millions	2017	2016	Amount	Percent	2017	2016	Amount	Percent
NONINTEREST INCOME
Trust and investment services income	$101	$86	$15	17.4%	$298	$232	$66	28.4%
Services charges on deposit accounts	78	70	8	11.4	230	180	50	27.8
Cards and payments income	65	54	11	20.4	180	143	37	25.9
Other noninterest income	45	40	5	12.5	193	97	96	99.0
Total noninterest income	$289	$250	$39	15.6%	$901	$652	$249	38.2%
AVERAGE DEPOSITS OUTSTANDING
NOW and money market deposit accounts	$44,481	$38,417	$6,064	15.8%	$44,795	$32,685	$12,110	37.1%
Savings deposits	5,165	4,369	796	18.2	5,242	3,030	2,212	73.0
Certificates of deposits ($100,000 or more)	4,195	2,606	1,589	61.0	4,031	2,371	1,660	70.0
Other time deposits	4,657	4,944	(287)	(5.8)	4,662	3,799	863	22.7
Noninterest-bearing deposits	21,065	19,061	2,004	10.5	20,708	16,819	3,889	23.1
Total deposits	$79,563	$69,397	$10,166	14.6%	$79,438	$58,704	$20,734	35.3%
HOME EQUITY LOANS
Average balance	$12,182	$11,703
Combined weighted-average loan-to-value ratio (at date of origination)	69%	70%
Percent first lien positions	60	55
OTHER DATA
Branches	1,208	1,322
Automated teller machines	1,588	1,701

Key Corporate Bank summary of operations

•	Positive operating leverage compared to prior year

•	Net income up $30 million, or 18.8%, from prior year

•	Average loan and lease balances up $3.5 billion, or 10.1%, from the prior year

As shown in Figure 16, Key Corporate Bank recorded net income attributable to Key of $190 million for the third quarter of 2017, compared to $160 million for the same period one year ago.

TE net interest income increased by $13 million, or 4.7%, compared to the third quarter of 2016. Average loan and lease balances increased $3.5 billion, or 10.1%, from the year-ago quarter, driven by growth in commercial and industrial and commercial mortgage loans. Average deposit balances decreased $1.1 billion, or 5.1%, from the year-ago quarter, driven by the managed exit of higher cost corporate and public sector deposits.

Noninterest income was down $9 million, or 3.2%, from the prior year. This decline was mostly due to lower investment banking and debt placement fees, resulting from weaker market conditions in the current quarter as compared to the prior year quarter. This decrease was partially offset by growth in mortgage servicing fees and corporate services income compared to the prior year.

During the third quarter of 2017, Key Corporate Bank benefited from a large recovery in the commercial and industrial portfolio, as well as improving credit quality in the overall portfolio. Accordingly, the provision for credit losses decreased $34 million, or 147.8%, compared to the third quarter of 2016, with $21 million less of net loan charge-offs.

Noninterest expense decreased by $7 million, or 2.3%, from the third quarter of 2016. The decrease from the prior year was largely driven by lower performance-based compensation. Slightly offsetting this decrease were higher levels of operating lease expense, business services and professional fees, and cards and payments expense.

Figure 16. Key Corporate Bank

	Three months ended September 30,		Change		Nine months ended September 30,		Change
dollars in millions	2017	2016	Amount	Percent	2017	2016	Amount	Percent
SUMMARY OF OPERATIONS
Net interest income (TE)	$291	$278	$13	4.7%	$907	$716	$191	26.7%
Noninterest income	269	278	(9)	(3.2)	827	716	111	15.5
Total revenue (TE)	560	556	4	0.7	1,734	1,432	302	21.1
Provision for credit losses	(11)	23	(34)	(147.8)	26	110	(84)	(76.4)
Noninterest expense	303	310	(7)	(2.3)	904	805	99	12.3
Income (loss) before income taxes (TE)	268	223	45	20.2	804	517	287	55.5
Allocated income taxes and TE adjustments	78	63	15	23.8	212	114	98	86.0
Net income (loss)	$190	$160	$30	18.8	$592	$403	$189	46.9
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	(1)	(1)	—	—
Net income (loss) attributable to Key	$190	$160	$30	18.8%	$593	$404	$189	46.8%
AVERAGE BALANCES
Loans and leases	$38,040	$34,561	$3,479	10.1%	$37,823	$30,312	$7,511	24.8%
Loans held for sale	1,521	1,103	418	37.9	1,208	836	372	44.5
Total assets	45,276	40,584	4,692	11.6	44,526	35,984	8,542	23.7
Deposits	21,559	22,708	(1,149)	(5.1)%	21,237	19,980	1,257	6.3%

ADDITIONAL KEY CORPORATE BANK DATA

	Three months ended September 30,		Change		Nine months ended September 30,		Change
dollars in millions	2017	2016	Amount	Percent	2017	2016	Amount	Percent
NONINTEREST INCOME
Trust and investment services income	$34	$36	$(2)	(5.6)%	$106	$109	$(3)	(2.8)%
Investment banking and debt placement fees	137	153	(16)	(10.5)	394	317	77	24.3
Operating lease income and other leasing gains	13	10	3	30.0	56	38	18	47.4

Corporate services income	41	36	5	13.9	116	113	3	2.7
Service charges on deposit accounts	13	15	(2)	(13.3)	37	38	(1)	(2.6)
Cards and payments income	10	10	—	—	29	20	9	45.0
Payments and services income	64	61	3	4.9	182	171	11	6.4

Mortgage servicing fees	18	13	5	38.5	47	35	12	34.3
Other noninterest income	3	5	(2)	(40.0)	42	46	(4)	(8.7)
Total noninterest income	$269	$278	$(9)	(3.2)%	$827	$716	$111	15.5%

Other Segments

Other Segments consist of Corporate Treasury, Key’s Principal Investing unit, and various exit portfolios. Other Segments generated net income attributable to Key of $23 million for the third quarter of 2017, compared to $16 million for the same period last year, driven by increases in operating lease income and other leasing gains and corporate-owned life insurance income.

Financial Condition

Loans and loans held for sale

At September 30, 2017, total loans outstanding from continuing operations were $86.5 billion, compared to $86.0 billion at December 31, 2016. Loans related to the discontinued operations of the education lending business and excluded from total loans were $1.4 billion at September 30, 2017, and $1.6 billion at December 31, 2016. For more information on balance sheet carrying value, see Note 1 (“Summary of Significant Accounting Policies”) under the headings “Loans” and “Loans Held for Sale” on page 107 of our 2016 Form 10-K.

During the second quarter of 2017, Key finalized the fair value of the First Niagara acquired loan portfolio, adjusting the discount from $548 million to $603 million. At September 30, 2017, $302 million of the fair value discount remained. For more information on the financial statement impact of the finalization of the First Niagara acquired loan portfolio, see Note 2 (“Business Combination”).

Commercial loan portfolio

Commercial loans outstanding were $62.7 billion at September 30, 2017, an increase of $837 million, or 1.4%, compared to December 31, 2016, primarily driven by an increase in commercial and industrial loans. Figure 17 provides our commercial loan portfolios by industry classification at September 30, 2017, and December 31, 2016.

Figure 17. Commercial Loans by Industry

September 30, 2017	Commercial and industrial	Commercial real estate	Commercial lease financing	Total commercial loans	Percent of total
dollars in millions
Industry classification:
Agricultural	$736	$165	$70	$971	1.5%
Automotive	2,064	472	77	2,613	4.2
Business products	1,877	160	55	2,092	3.3
Business services	2,571	168	272	3,011	4.8
Commercial real estate	5,853	10,892	23	16,768	26.7
Construction materials and contractors	1,719	343	132	2,194	3.5
Consumer discretionary	3,769	558	455	4,782	7.6
Consumer services	2,965	1,034	260	4,259	6.8
Equipment	1,599	145	123	1,867	3.0
Financial	3,865	81	347	4,293	6.9
Healthcare	3,048	2,376	403	5,827	9.3
Materials manufacturing and mining	1,907	117	135	2,159	3.4
Media	418	23	46	487.8
Oil and gas	1,062	19	50	1,131	1.8
Public exposure	2,430	58	979	3,467	5.5
Technology	535	3	9	547.9
Transportation	1,424	246	906	2,576	4.1
Utilities	3,149	7	374	3,530	5.6
Other	156	16	—	172.3
Total	$41,147	$16,883	$4,716	$62,746	100.0%

December 31, 2016	Commercial and industrial	Commercial real estate	Commercial lease financing	Total commercial loans	Percent of total
dollars in millions
Industry classification:
Agricultural	$844	$194	$151	$1,189	1.9%
Automotive	2,139	491	74	2,704	4.4
Business products	1,243	152	31	1,426	2.3
Business services	2,648	179	303	3,130	5.1
Commercial real estate	4,759	11,235	2	15,996	25.8
Construction materials and contractors	1,282	307	79	1,668	2.7
Consumer discretionary	3,367	539	314	4,220	6.8
Consumer services	2,281	749	66	3,096	5.0
Equipment	1,582	107	87	1,776	2.9
Financial	3,864	95	296	4,255	6.9
Healthcare	3,487	2,577	526	6,590	10.6
Materials manufacturing and mining	2,743	276	212	3,231	5.2
Media	478	18	70	566.9
Oil and gas	1,094	27	62	1,183	1.9
Public exposure	2,621	311	1,204	4,136	6.7
Technology	485	6	34	525.8
Transportation	940	148	923	2,011	3.3
Utilities	3,441	26	251	3,718	6.0
Other	470	19	—	489.8
Total	$39,768	$17,456	$4,685	$61,909	100.0%

Commercial and industrial. Our commercial and industrial loans represented 48% of our total loan portfolio at September 30, 2017, and 46% at December 31, 2016, and are the largest component of our total loans. These loans are originated by both Key Corporate Bank and Key Community Bank and consist of fixed and variable rate loans to our large, middle market, and small business clients.

Commercial and industrial loans increased $1.4 billion, or 3.5%, from December 31, 2016, with Key Corporate Bank increasing $1.2 billion and Key Community Bank up $576 million. This growth was partially attributable to growth within our middle market segment driven by increased production and productivity partially offset by higher levels of paydowns.

Our largest commercial and industrial loan industry classification, commercial real estate, increased by 23.0%, when compared to December 31, 2016. We experienced growth in our business products, consumer services, and transportation commercial and industrial loan classifications, increasing 51.0%, 30.0%, and 51.5%, respectively, from December 31, 2016. Partially offsetting these increases, the materials manufacturing and mining and healthcare commercial and industrial loan classifications, which represented approximately 5% and 7%, respectively, of the commercial and industrial loan portfolio at September 30, 2017, decreased 30.5% and 12.6%, respectively, from December 31, 2016.

Commercial real estate loans. Our commercial real estate lending business is conducted through two primary sources: our 15-state banking franchise, and KeyBank Real Estate Capital, a national line of business that cultivates relationships with owners of commercial real estate located both within and beyond the branch system. This line of business deals primarily with nonowner-occupied properties (generally properties for which at least 50% of the debt service is provided by rental income from nonaffiliated third parties) and accounted for approximately 70% of our average year-to-date commercial real estate loans for the three months ended September 30, 2017, and 69% for the three months ended September 30, 2016. KeyBank Real Estate Capital generally focuses on larger owners and operators of commercial real estate.

Commercial real estate loans totaled $16.9 billion at September 30, 2017, and $17.5 billion at December 31, 2016, and represented 20% of our total loan portfolio at both September 30, 2017, and December 31, 2016. The $573 million decrease from December 31, 2016, was due to an increase in paydowns in our real estate — commercial mortgage loan portfolio and the planned reduction of certain acquired loans. Commercial real estate loans were also negatively impacted by clients continuing to take advantage of attractive capital markets alternatives. These loans, which include both owner- and nonowner-occupied properties, represented 27% of our commercial loan portfolio at September 30, 2017, and 28% at December 31, 2016.

Figure 18 includes commercial mortgage and construction loans in both Key Community Bank and Key Corporate Bank. As shown in Figure 18, this loan portfolio is diversified by both property type and geographic location of the underlying collateral.

As presented in Figure 18, at September 30, 2017, our commercial real estate portfolio included commercial mortgage loans of $14.9 billion and construction loans of $2.0 billion, representing 17% and 2%, respectively, of our total loans. At September 30, 2017, nonowner-occupied loans represented 15% of our total loans and owner-occupied loans represented 4% of our total loans.

Also shown in Figure 18, 79% of our commercial real estate loans at September 30, 2017, were for nonowner-occupied properties compared to 78% at December 31, 2016. Approximately 14% of these loans were construction loans at September 30, 2017, and 17% were construction loans at December 31, 2016.

Figure 18. Commercial Real Estate Loans

	Geographic Region (a)							Total	Percent of Total	Construction	Commercial Mortgage
dollars in millions	West	Southwest	Central	Midwest	Southeast	Northeast	National
September 30, 2017
Nonowner-occupied:
Retail properties	$198	$126	$123	$216	$250	$866	$242	$2,021	12.0%	$217	$1,804
Multifamily properties	356	216	675	527	1,097	2,128	140	5,139	30.4	1,096	4,043
Health facilities	212	—	350	191	282	1,060	142	2,237	13.3	110	2,127
Office buildings	183	10	97	145	218	1,029	31	1,713	10.2	131	1,582
Warehouses	99	21	33	105	142	377	37	814	4.8	44	770
Manufacturing facilities	15	—	21	33	14	74	36	193	1.1	30	163
Hotels/Motels	14	—	86	4	10	197	30	341	2.0	39	302
Residential properties	1	—	—	1	2	188	—	192	1.1	79	113
Land and development	22	—	5	2	8	73	—	110.7		75	35
Other	47	—	26	85	12	340	70	580	3.4	19	561
Total nonowner-occupied	1,147	373	1,416	1,309	2,035	6,332	728	13,340	79.0	1,840	11,500
Owner-occupied	942	4	270	541	122	1,664	—	3,543	21.0	114	3,429
Total	$2,089	$377	$1,686	$1,850	$2,157	$7,996	$728	16,883	100.0%	$1,954	$14,929
December 31, 2016
Total	$2,032	$291	$1,508	$2,281	$2,304	$8,340	$700	$17,456		$2,345	$15,111
September 30, 2017
Nonowner-occupied:
Nonperforming loans	—	—	—	$5	$9	$7	—	$21	N/M	—	$21
Accruing loans past due 90 days or more	$1	—	—	—	3	19	—	23	N/M	—	22
Accruing loans past due 30 through 89 days	5	—	—	2	7	55	—	69	N/M	$20	49

(a)Regions are defined as follows

West –	Alaska, California, Hawaii, Idaho, Montana, Oregon, Washington, and Wyoming
Southwest –	Arizona, Nevada, and New Mexico
Central –	Arkansas, Colorado, Oklahoma, Texas, and Utah
Midwest –	Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, and Wisconsin
Southeast –	Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, Washington D.C., and West Virginia
Northeast –	Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, and Vermont
National –	Accounts in three or more regions

Nonperforming loans related to nonowner-occupied properties decreased by $1 million from December 31, 2016, to $21 million at September 30, 2017. Our nonowner-occupied commercial real estate portfolio has decreased by 2.3%, or $321 million, since December 31, 2016. The decline reflects overall business activity and payoffs in our KeyBank Real Estate Capital line of business.

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

Figure 19. Commercial TDRs by Accrual Status

in millions	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Commercial TDRs by Accrual Status
Nonaccruing	$95	$106	$70	$51	$67
Accruing	13	18	16	16	18
Total Commercial TDRs	$108	$124	$86	$67	$85

Consumer loan portfolio

Consumer loans outstanding decreased by $383 million, or 1.6%, from December 31, 2016, mostly related to continued decline in the home equity loan portfolio, largely the result of pay downs on home equity lines of credit and term loans. This decrease was partially offset by an increase in auto loans.

The home equity portfolio is the largest segment of our consumer loan portfolio. Approximately 99% of this portfolio at September 30, 2017, was originated from our Key Community Bank within our 15-state footprint.

As shown in Figure 15, we held the first lien position for approximately 60% of the Key Community Bank home equity portfolio at September 30, 2017, and 55% at September 30, 2016. At September 30, 2017, 40% of the Key Community Bank home equity portfolio was secured by second lien mortgages. For consumer loans with real estate collateral, we track borrower performance monthly. Regardless of the lien position, credit metrics are refreshed quarterly, including recent FICO scores as well as original and updated loan-to-value ratios. This information is used in establishing the ALLL. Our methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” beginning on page 109 of our 2016 Form 10-K.

Loan sales

As shown in Figure 20, during the first nine months of 2017, we sold $8.1 billion of loans. Sales of loans classified as held for sale generated net gains of $111 million in the first nine months of 2017 and are included in “investment banking and debt placement fees” and “other income” on the income statement.

Among the factors that we consider in determining which loans to sell are:

•	our business strategy for particular lending areas;

•	whether particular lending businesses meet established performance standards or fit with our relationship banking strategy;

•	our A/LM needs;

•	the cost of alternative funding sources;

•	the level of credit risk;

•	capital requirements; and

•	market conditions and pricing.

Figure 20 summarizes our loan sales for the first nine months of 2017 and all of 2016.

Figure 20. Loans Sold (Including Loans Held for Sale)

in millions	Commercial	Commercial Real Estate	Commercial Lease Financing	Residential Real Estate	Total
2017
Third quarter	$337	$2,534	$93	$279	$3,243
Second quarter	205	2,097	14	230	2,546
First quarter	49	2,011	83	194	2,337
Total	$591	$6,642	$190	$703	$8,126
2016
Fourth quarter	$83	$2,521	$93	$232	$2,929
Third quarter	105	1,791	52	260	2,208
Second quarter	83	1,518	121	111	1,833
First quarter	46	925	88	89	1,148
Total	$317	$6,755	$354	$692	$8,118

Figure 21 shows loans that are either administered or serviced by us, but not recorded on the balance sheet; this includes loans that were sold.

Figure 21. Loans Administered or Serviced

in millions	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Commercial real estate loans	$224,361	$218,667	$218,387	$218,135	$213,998
Residential mortgage	4,458	4,345	4,272	4,198	—
Education loans	974	1,019	1,067	1,122	1,172
Commercial lease financing	856	833	916	899	930
Commercial loans	458	446	427	418	1,461
Total	$231,107	$225,310	$225,069	$224,772	$217,561

In the event of default by a borrower, we are subject to recourse with respect to approximately $3.0 billion of the $231.1 billion of loans administered or serviced at September 30, 2017. Additional information about this recourse arrangement is included in Note 16 (“Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with FNMA.”

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

Securities

Our securities portfolio totaled $29.3 billion at September 30, 2017, compared to $30.4 billion at December 31, 2016. Available-for-sale securities were $19.0 billion at September 30, 2017, compared to $20.2 billion at December 31, 2016. Held-to-maturity securities were $10.3 billion at September 30, 2017, and $10.2 billion at December 31, 2016.

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

Figure 22. Mortgage-Backed Securities by Issuer

in millions	September 30, 2017	December 31, 2016
FHLMC	$6,178	$6,415
FNMA	9,639	9,879
GNMA	13,268	13,920
Total (a)	$29,085	$30,214

(a) Includes securities held in the available-for-sale and held-to-maturity portfolios.

Securities available for sale

The majority of our securities available for sale portfolio consists of federal agency CMOs and mortgage-backed securities. CMOs are debt securities secured by a pool of mortgages. These mortgage securities generate interest income, serve as collateral to support certain pledging agreements, and provide liquidity value under regulatory requirements. At September 30, 2017, we had $18.8 billion invested in CMOs and other mortgage-backed securities in the available-for-sale portfolio, compared to $20.0 billion at December 31, 2016.

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

Figure 23. Securities Available for Sale

dollars in millions	U.S. Treasury, Agencies, and Corporations	States and Political Subdivisions	Agency Residential Collateralized Mortgage Obligations (a)	Agency Residential Mortgage-backed Securities (a)	Agency Commercial Mortgage-backed Securities	Other Securities (b)		Total		Weighted-Average Yield (c)
September 30, 2017
Remaining maturity:
One year or less	$9	$3	$162	$18	—	—		$192		2.94%
After one through five years	58	7	12,464	1,482	$1,794	$20		15,825		2.05
After five through ten years	90	—	2,775	32	88	—		2,985		1.92
After ten years	1	—	—	9	—	—		10		3.29
Fair value	$158	$10	$15,401	$1,541	$1,882	$20		$19,012		—
Amortized cost	160	10	15,580	1,547	1,928	17		19,242		2.04%
Weighted-average yield (c)	1.76%	6.26%	2.01%	2.09%	2.23%	—	(d)	2.04%	(d)	—
Weighted-average maturity	4.4 years	1.9 years	4.0 years	3.8 years	3.8 years	3.1 years		3.9 years		—
December 31, 2016
Fair value	$184	$11	$16,408	$1,846	$1,743	$20		$20,212		—
Amortized cost	188	11	16,652	1,857	1,778	21		20,507		2.00%

(a)	Maturity is based upon expected average lives rather than contractual terms.

(b)	Includes primarily marketable equity securities.

(c)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a TE basis using the statutory federal income tax rate of 35%.

(d)	Excludes $20 million of securities at September 30, 2017, that have no stated yield.

Held-to-maturity securities

Federal agency CMOs and mortgage-backed securities constitute essentially all of our held-to-maturity securities. The remaining balance comprises primarily foreign bonds. Figure 24 shows the composition, yields, and remaining maturities of these securities.

Figure 24. Held-to-Maturity Securities

dollars in millions	Agency Residential Collateralized Mortgage Obligations	Agency Residential Mortgage-backed Securities	Agency Commercial Mortgage-backed Securities	Other Securities	Total	Weighted-Average Yield (a)
September 30, 2017
Remaining maturity:
One year or less	$73	—	—	3	$76	2.34%
After one through five years	6,804	—	$690	$12	7,506	2.02
After five through ten years	911	$601	575	—	2,087	2.42
After ten years	—	—	607	—	607	2.66
Amortized cost	$7,788	$601	$1,872	$15	$10,276	2.14%
Fair value	7,647	600	1,847	15	10,109	—
Weighted-average yield	1.96%	2.68%	2.71%	2.85%	2.14%	—
Weighted-average maturity	3.8 years	6.5 years	7.4 years	1.9 years	4.6 years	—
December 31, 2016
Amortized cost	$8,404	$629	$1,184	$15	$10,232	2.05%
Fair value	8,232	624	1,136	15	10,007	—

(a)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a TE basis using the statutory federal income tax rate of 35%.

Other investments

Principal investments — investments in equity and debt instruments made by our principal investing unit — represented 21% of other investments at September 30, 2017, and 25% at December 31, 2016. They include direct investments (investments made in a particular company) as well as indirect investments (investments made through funds that include other investors). Principal investments are predominantly made in privately held companies and are carried at fair value. The fair value of the direct investments was $13 million at September 30, 2017, and $27 million at December 31, 2016, while the fair value of the indirect investments was $138 million at September 30, 2017, and $158 million at December 31, 2016. Under the requirements of the Volcker Rule, we will be required to dispose of some or all of our indirect principal investments. On January 13, 2017, Key filed for an additional extension for illiquid funds, to retain certain indirect investments until the earlier of the date on which the investment is conformed or is expected to mature, or July 21, 2022. The application for an extension was approved on February 14, 2017. As of September 30, 2017, we have not committed to a plan to sell these investments, therefore, these investments continue to be valued using the net asset value per share methodology. For more information about the Volcker Rule, see the discussion in Item 1 under the heading “Other Regulatory Developments under the Dodd-Frank Act — ‘Volcker Rule’” in the section entitled “Supervision and Regulation” beginning on page 16 of our 2016 Form 10-K.

Most of our other investments are not traded on an active market. We determine the fair value at which these investments should be recorded based on the nature of the specific investment and all available relevant information. This review may encompass such factors as the issuer’s past financial performance and future potential, the values of public companies in comparable businesses, the risks associated with the particular business or investment type, current market conditions, the nature and duration of resale restrictions, the issuer’s payment history, our knowledge of the industry, third-party data, and other relevant factors. During the first nine months of 2017, net gains from our principal investing activities (including results attributable to noncontrolling interests) totaled $4 million, which includes $9 million of net unrealized losses. These net gains are recorded as “net gains (losses) from principal investing” on the income statement. Additional information regarding these investments is provided in Note 6 (“Fair Value Measurements”).

Deposits and other sources of funds

Domestic deposits are our primary source of funding. The composition of our average deposits is shown in Figure 7 in the section entitled “Net interest income.” During the third quarter of 2017, average deposits totaled $103.1 billion, an increase of $8.2 billion compared to the year-ago quarter, primarily reflecting a full-quarter impact of the First Niagara acquisition and core retail and commercial deposit growth.

Wholesale funds, consisting of short-term borrowings, averaged $1.3 billion during the third quarter of 2017, compared to $1.8 billion during the third quarter of 2016. The change from the third quarter of 2016 was caused by decreases of $122 million in federal funds purchased and securities sold under repurchase agreements, and $321 million in bank notes and other short-term borrowings.

Capital

At September 30, 2017, our shareholders’ equity was $15.2 billion, up $9 million from December 31, 2016. The following sections discuss certain factors that contributed to this change. For other factors that contributed to the change, see the Consolidated Statements of Changes in Equity and Note 18 (“Shareholders' Equity”).

CCAR, capital actions, and dividends

As part of its ongoing supervisory process, the Federal Reserve requires BHCs like KeyCorp to submit an annual comprehensive capital plan and to update that plan to reflect material changes in the BHC’s risk profile, business strategies, or corporate structure, including but not limited to changes in planned capital actions. Consistent with our 2017 capital plan, we paid a quarterly dividend of $.095 per Common Share, which equated to $102 million for the third quarter of 2017. We made payments of $12.50 per depository share on the depositary shares related to our Series D Preferred Stock during the third quarter of 2017, for a total of $7 million. We made payments of $.382813 per depositary share on the depositary shares related to our Series E Preferred Stock during the third quarter of 2017, for a total of $8 million.

Further information regarding the capital planning process and CCAR is included under the heading “Capital planning and stress testing” in the “Supervision and Regulation” section beginning on page 12 of our 2016 Form 10-K. For more information on our 2017 capital plan actions, see Note 18 (“Shareholders' Equity “).

Common shares outstanding

Our Common Shares are traded on the NYSE under the symbol KEY with 38,839 holders of record at September 30, 2017. Our book value per Common Share was $13.18 based on 1.079 billion shares outstanding at September 30, 2017, compared to $12.58 per Common Share based on 1.079 billion shares outstanding at December 31, 2016. At September 30, 2017, our tangible book value per Common Share was $10.52, compared to $9.99 per Common Share at December 31, 2016.

Figure 25 shows activities that caused the change in outstanding common shares over the past five quarters.

Figure 25. Changes in Common Shares Outstanding

	2017			2016
in thousands	Third	Second	First	Fourth	Third
Shares outstanding at beginning of period	1,092,739	1,097,479	1,079,314	1,082,055	842,703
Open market repurchases and return of shares under employee compensation plans	(15,298)	(5,072)	(8,673)	(4,380)	(5,240)
Shares issued under employee compensation plans (net of cancellations)	1,598	332	6,270	1,642	4,857
Series A Preferred Stock exchanged for common shares	—	—	20,568	—	—
Common shares issued to acquire First Niagara	—	—	—	(3)	239,735
Shares outstanding at end of period	1,079,039	1,092,739	1,097,479	1,079,314	1,082,055

As shown above, Common Shares outstanding decreased by 13.7 million shares during the third quarter of 2017. This decrease was primarily due to common share repurchases under our 2017 capital plan.

At September 30, 2017, we had 177.7 million treasury shares, compared to 177.4 million treasury shares at December 31, 2016. Going forward we expect to reissue treasury shares as needed in connection with stock-based compensation awards and for other corporate purposes.

Information on repurchases of Common Shares by KeyCorp is included in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this report.

Capital adequacy

Capital adequacy is an important indicator of financial stability and performance. All of KeyCorp’s capital ratios remained in excess of regulatory requirements at September 30, 2017. Our capital and liquidity levels are intended to position us to weather an adverse economic cycle while continuing to serve our clients’ needs, as well as to meet the Regulatory Capital Rules described in the “Supervision and regulation” section of Item 2 of this report. Our shareholders’ equity to assets ratio was 11.15% at September 30, 2017, compared to 11.17% at December 31, 2016. Our tangible common equity to tangible assets ratio was 8.49% at September 30, 2017, compared to 8.09% at December 31, 2016.

The capital modifications mandated by the Regulatory Capital Rules, which became effective on January 1, 2015, for KeyCorp, require higher and better-quality capital and introduced a new capital measure, “Common Equity Tier 1.” The Rules phased out the treatment of certain capital securities and cumulative preferred securities as eligible Tier 1 capital. The phase-out period, which began January 1, 2015, for “standardized approach” banking organizations such as KeyCorp, resulted in our trust preferred securities issued by the KeyCorp capital trusts and acquired from First Niagara, being treated only as Tier 2 capital starting in 2016. The new minimum capital and leverage ratios under the Regulatory Capital Rules, together with the estimated ratios of KeyCorp at September 30, 2017, calculated on a fully phased-in basis, are set forth under the heading “New minimum capital and leverage ratio requirements” in the “Supervision and regulation” section in Item 2 of this report. Beginning with the implementation of the Regulatory Capital Rules, deferred tax assets that arise from net operating loss and tax credit carryforwards are deductible from Common Equity Tier 1 on a phase-in basis.

As of January 1, 2016, KeyCorp (and its banking subsidiaries) were each required to maintain, on a consolidated basis, a minimum Common Equity Tier 1 capital ratio of 4.5%, Tier 1 risk-based capital ratio of 6.0%, a total risk-based capital ratio of 8.0%, and a Tier 1 leverage ratio of 4.0%. Figure 26 presents our risk based capital ratios and more detail on our capital components at September 30, 2017, and December 31, 2016. Information regarding the regulatory capital ratios of KeyCorp’s banking subsidiaries is presented annually, in Note 23 (“Shareholders' Equity”) beginning on page 198 of our 2016 Form 10-K.

Figure 26. Capital Components and Risk-Weighted Assets

	dollars in millions	September 30, 2017	December 31, 2016
COMMON EQUITY TIER 1
Key shareholders’ equity (GAAP)		$15,249	$15,240
Less:	Preferred Stock (a)	1,009	1,640
	Common Equity Tier 1 capital before adjustments and deductions	14,240	13,600
Less:	Goodwill, net of deferred taxes	2,427	2,405
	Intangible assets, net of deferred taxes	218	155
	Deferred tax assets	9	4
	Net unrealized gains (losses) on available-for-sale securities, net of deferred taxes	(145)	(185)
	Accumulated gains (losses) on cash flow hedges, net of deferred taxes	(66)	(52)
	Amounts in AOCI attributed to pension and postretirement benefit costs, net of deferred taxes	(332)	(339)
	Total Common Equity Tier 1 capital	$12,129	$11,612
TIER 1 CAPITAL
Common Equity Tier 1		$12,129	$11,612
Additional Tier 1 capital instruments and related surplus		1,009	1,640
Non-qualifying capital instruments subject to phase-out		—	—
Less:	Deductions	2	3
	Total Tier 1 capital	13,136	13,249
TIER 2 CAPITAL
Tier 2 capital instruments and related surplus		1,381	1,450
Allowance for losses on loans and liability for losses on lending-related commitments (b)		956	939
Net unrealized gains on available-for-sale preferred stock classified as an equity security		—	—
Less:	Deductions	—	—
	Total Tier 2 capital	2,337	2,389
	Total risk-based capital	$15,473	$15,638
RISK-WEIGHTED ASSETS
Risk-weighted assets on balance sheet		$94,995	$94,959
Risk-weighted off-balance sheet exposure		22,311	25,848
Market risk-equivalent assets		927	864
Gross risk-weighted assets		118,233	121,671
Less:	Excess allowance for loan and lease losses	—	—
	Net risk-weighted assets	$118,233	$121,671
AVERAGE QUARTERLY TOTAL ASSETS		$133,631	$133,795
CAPITAL RATIOS
Tier 1 risk-based capital		11.11%	10.89%
Total risk-based capital		13.09	12.85
Leverage (c)		9.83	9.90
Common Equity Tier 1		10.26	9.54

(a)	Net of capital surplus.

(b)
The ALLL included in Tier 2 capital is limited by regulation to 1.25% of the institution’s standardized total risk-weighted assets (excluding its standardized market risk-weighted assets). The ALLL includes $18 million and $24 million of allowance classified as “discontinued assets” on the balance sheet at September 30, 2017, and December 31, 2016, respectively.

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

Trading market risk

Key incurs market risk as a result of trading activities that are used in support of client facilitation and hedging activities, principally within our investment banking and capital markets businesses. Key has exposures to a wide range of interest rates, equity prices, foreign exchange rates, credit spreads, and commodity prices, as well as the associated implied volatilities and spreads. Our primary market risk exposures are a result of trading activities in the derivative and fixed income markets, and of maintaining positions in these instruments. We maintain modest trading inventories to facilitate customer flow, make markets in securities, and hedge certain risks. The majority of our positions are traded in active markets.

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

The MRM, as the second line of defense, is an independent risk management function that partners with the lines of business to identify, measure, and monitor market risks throughout our company. The MRM is responsible for ensuring transparency of significant market risks, monitoring compliance with established limits, and escalating limit exceptions to appropriate senior management. The various business units and trading desks are responsible for ensuring that market risk exposures are well-managed and prudent. Market risk is monitored through various measures, such as VaR, and through routine stress testing, sensitivity, and scenario analyses. The MRM conducts stress tests for each position using historical worst case and standard shock scenarios. VaR, stressed VaR, and other analyses are prepared daily and distributed to appropriate management.

Covered positions. We monitor the market risk of our covered positions as defined in the Market Risk Rule, which includes all of our trading positions as well as all foreign exchange and commodity positions, regardless of whether the position is in a trading account. Instruments that are used to hedge nontrading activities, such as bank-issued debt and loan portfolios, equity positions that are not actively traded, and securities financing activities, do not meet the definition of a covered position. The MRM is responsible for identifying our portfolios as either covered or non-covered. The Covered Position Working Group develops the final list of covered positions, and a summary is provided to the Market Risk Committee.

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

The VaR model is an effective tool in estimating ranges of possible gains and losses on our positions. However, there are limitations inherent in the VaR model since it uses historical results over a given time interval to estimate future performance. Historical results may not be indicative of future results, and changes in the market or composition of our portfolios could have a significant impact on the accuracy of the VaR model. We regularly review and enhance the modeling techniques, inputs and assumptions used. Our market risk policy includes the independent validation of our VaR model by Key’s internal model validation group on an annual basis. The Model Risk Management Committee oversees the Model Validation Program, and results of validations are discussed with the ERM Committee.

Actual losses for the total covered positions did not exceed aggregate daily VaR on any day during the quarters ended September 30, 2017, and September 30, 2016. The MRM backtests our VaR model on a daily basis to evaluate its predictive power. The test compares VaR model results at the 99% confidence level to daily held profit and loss. Results of backtesting are provided to the Market Risk Committee. Backtesting exceptions occur when trading losses exceed VaR. We do not engage in correlation trading, or utilize the internal model approach for measuring default and credit migration risk. Our net VaR approach incorporates diversification, but our VaR calculation does not include the impact of counterparty risk and our own credit spreads on derivatives.

The aggregate VaR at the 99% confidence level with a one day holding period for all covered positions was $.6 million at September 30, 2017, and $1.1 million at September 30, 2016. The decrease in aggregate VaR was primarily due to the decreased exposure in our fixed income portfolios. Starting with the 3Q17, the aggregate VaR does not include the VaR for the credit derivatives that represented the hedging activities for the commercial real estate warehouse portfolio. These activities are no longer considered as covered portfolio. Figure 27 summarizes our VaR at the 99% confidence level with one day holding period for significant portfolios of covered positions for the three months ended September 30, 2017, and September 30, 2016. During these periods, none of our significant portfolios daily trading VaR numbers exceeded their VaR limits.

Figure 27. VaR for Significant Portfolios of Covered Positions

	2017				2016
	Three months ended September 30,				Three months ended September 30,
in millions	High	Low	Mean	September 30,	High	Low	Mean	September 30,
Trading account assets:
Fixed income	$1.0	$.3	$.6	$.3	$.7	$.3	$.4	$.5
Derivatives:
Interest rate	$.2	$.1	$.1	$.1	$.2	$—	$.1	$.1
Credit	—	—	—	—	.3	.1	.2	.3

Stressed VaR is calculated using our general VaR results at the 99% confidence level and applying certain assumptions. The aggregate stressed VaR for all covered positions was $2.9 million at September 30, 2017, and $2.9 million at September 30, 2016. Figure 28 summarizes our stressed VaR at the 99% confidence level with a one day holding period for significant portfolios of covered positions for the three months ended September 30, 2017, and September 30, 2016.

Figure 28. Stressed VaR for Significant Portfolios of Covered Positions

	2017				2016
	Three months ended September 30,				Three months ended September 30,
in millions	High	Low	Mean	September 30,	High	Low	Mean	September 30,
Trading account assets:
Fixed income	$4.0	$1.9	$2.5	$1.9	$1.8	$.9	$1.3	$1.5
Derivatives:
Interest rate	$.4	$.1	$.2	$.4	$.3	$.1	$.1	$.3
Credit	—	—	—	—	.8	.2	.5	.7

Internal capital adequacy assessment. Market risk is a component of our internal capital adequacy assessment. Our risk-weighted assets include a market risk-equivalent asset amount, which consists of a VaR component, stressed VaR component, a de minimis exposure amount, and a specific risk add-on including the securitization positions. The aggregate amount for the securitization positions as defined by the Market Risk Rule was $26.1 million at September 30, 2017. Specific risk is the price risk of individual financial instruments, which is not accounted for by changes in broad market risk factors and is measured through a standardized approach. Market risk weighted assets, including the specific risk calculations, are run quarterly by the MRM and approved by the Chief Market Risk Officer.

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

Figure 29 presents the results of the simulation analysis at September 30, 2017, and September 30, 2016. At September 30, 2017, our simulated impact to changes in interest rates was modestly asset-sensitive. In June 2017, the Federal Reserve increased the range for the Federal Funds Target Rate, which led to an increase in the magnitude of the declining rate scenario to 125 basis points. Tolerance levels for risk management require the development of remediation plans to maintain residual risk within tolerance if simulation modeling demonstrates that a gradual, parallel 200 basis point increase or 125 basis point decrease in interest rates over the next 12 months would adversely affect net interest income over the same period by more than 5.5%. As a result of the Federal Reserve’s June 2017 interest rate increase, our modeled exposure to declining rates increased. As shown in Figure 29, we are operating within these levels as of September 30, 2017.

Figure 29. Simulated Change in Net Interest Income

September 30, 2017
Basis point change assumption (short-term rates)	-125	+200
Tolerance level	-5.50%	-5.50%
Interest rate risk assessment	-5.24%	1.07%
September 30, 2016
Basis point change assumption (short-term rates)	-50	+200
Tolerance level	-4.00%	-4.00%
Interest rate risk assessment	-2.73%	1.96%

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

The results of additional assessments indicate that net interest income could increase or decrease from the base simulation results presented in Figure 29. Net interest income is highly dependent on the timing, magnitude, frequency, and path of interest rate increases and the associated assumptions for deposit repricing relationships, lending spreads, and the balance behavior of transaction accounts. The modeling is sensitive to the volume of fixed-rate assets and liabilities incorporated. The modeling currently assumes approximately $25.5 billion of investment security purchases and swap executions over the next three years. For every immediate reduction in fixed-rate assets of $1 billion, the modeled benefit to rising rates would increase by approximately 30 basis points. The low level of interest rates increases the uncertainty of assumptions for deposit balance behavior and deposit repricing relationships to market interest rates. Our historical deposit repricing betas in the last rising rate cycle ranged between 50% and 60% for interest-bearing deposits, and we continue to make similar assumptions in our modeling, with the modeled betas varying by customer segment and product type. Recent deposit repricing has been lower than our modeled assumptions, and has contributed to the increase in the modeled exposure to declining interest rates since the Federal Reserve began raising rates in 2015. In the modeling, if the deposit beta for the first 25 basis point increase in the Federal Funds Target Rate was zero, then returned to the standard modeled betas for the next 175 basis points of rate increases, our modeled asset sensitive benefit would increase by approximately 225 basis points. The sensitivity testing of assumptions supports our confidence that actual results are likely to be within 100 basis points of modeled results.

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

Economic value of equity modeling. EVE complements net interest income simulation analysis as it estimates risk exposure beyond 12-, 24-, and 36-month horizons. EVE modeling measures the extent to which the economic values of assets, liabilities and off-balance sheet instruments may change in response to fluctuations in interest rates. EVE is calculated by subjecting the balance sheet to an immediate 200 basis point increase or decrease in interest rates, measuring the resulting change in the values of assets, liabilities, and off-balance sheet instruments, and comparing those amounts with the base case of the current interest rate environment. Because the calculation of EVE under an immediate 200 basis point decrease in interest rates in the current low rate environment results in certain interest rates declining to zero and a less than 200 basis point decrease in certain yield curve term points, we have modified the standard declining rate scenario to an immediate 125 basis point decrease. This analysis is highly dependent upon assumptions applied to assets and liabilities with non-contractual maturities. Those assumptions are based on historical behaviors, as well as our expectations. We develop remediation plans that would maintain residual risk within tolerance if this analysis indicates that our EVE will decrease by more than 15% in response to an immediate increase or decrease in interest rates. We are operating within these guidelines as of September 30, 2017.

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

Figure 30. Portfolio Swaps by Interest Rate Risk Management Strategy

	September 30, 2017
				Weighted-Average			September 30, 2016
dollars in millions	Notional Amount	Fair Value		Maturity (Years)	Receive Rate	Pay Rate	Notional Amount	Fair Value
Receive fixed/pay variable — conventional A/LM (a)	$15,400	$(70)		1.9	1.2%	1.2%	$14,250	$105
Receive fixed/pay variable — conventional debt	9,883	45		2.8	1.6	1.2	8,473	293
Pay fixed/receive variable — conventional debt	50	(6)		10.8	1.3	3.6	50	(11)
Total portfolio swaps	$25,333	$(31)	(b), (c)	2.3	1.4%	1.2%	$22,773	$387	(b)

(a)	Portfolio swaps designated as A/LM are used to manage interest rate risk tied to both assets and liabilities.

(b)	Excludes accrued interest of $88 million and $49 million at September 30, 2017, and September 30, 2016, respectively.

(c)	Excludes variation margin payments for CME-cleared trades of $46 million at September 30, 2017.

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

Our credit ratings at September 30, 2017, are shown in Figure 31. We believe these credit ratings, under normal conditions in the capital markets, would enable KeyCorp or KeyBank to issue fixed income securities to investors. On October 11, 2017, DBRS, Inc. upgraded ratings for KeyCorp and KeyBank, including the KeyCorp Senior Long-Term Debt Rating to A (low) from BBB (high).

Figure 31. Credit Ratings

September 30, 2017	Short-Term Borrowings	Long-Term Deposits	Senior Long-Term Debt	Subordinated Long-Term Debt	Capital Securities	Preferred Stock
KEYCORP (THE PARENT COMPANY)
Standard & Poor’s	A-2	N/A	BBB+	BBB	BB+	BB+
Moody’s	P-2	N/A	Baa1	Baa1	Baa2	Baa3
Fitch Ratings, Inc.	F1	N/A	A-	BBB+	BB+	BB
DBRS, Inc.	R-2(high)	N/A	BBB(high)	BBB	BBB	BB(high)

KEYBANK
Standard & Poor’s	A-2	N/A	A-	BBB+	N/A	N/A
Moody’s	P-1	Aa3	A3	Baa1	N/A	N/A
Fitch Ratings, Inc.	F1	A	A-	BBB+	N/A	N/A
DBRS, Inc.	R-1(low)	A(low)	A(low)	BBB(high)	N/A	N/A

Sources of liquidity

Our primary source of funding for the Bank is retail and commercial deposits. As of September 30, 2017, our loan-to-deposit ratio was 86%. In addition, we also have available unused sources of wholesale funding and liquid assets and borrowing capacity at the FHLB of Cincinnati and Federal Reserve Bank of Cleveland. Our liquid asset portfolio at September 30, 2017, totaled $25.4 billion, consisting of $21.4 billion of unpledged securities, $322 million of securities available for secured funding at the FHLB, and $3.7 billion of net balances of federal funds sold and balances in our Federal Reserve account. Additionally, as of September 30, 2017, our unused borrowing capacity secured by loan collateral was $22.9 billion at the Federal Reserve Bank of Cleveland and $4.9 billion at the FHLB. During the third quarter of 2017, our outstanding FHLB of Cincinnati advances were increased by $1.1 billion as term advances were added.

During the third quarter of 2017, KeyBank issued $750 million of 2.30% Senior Bank Notes due September 14, 2022, under its Global Bank Note Program.

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

At September 30, 2017, KeyCorp held $2.0 billion in cash, which we projected to be sufficient to meet our projected obligations, including the repayment of our maturing debt obligations for the periods prescribed by our risk tolerance.

Typically, KeyCorp meets its liquidity requirements through regular dividends from KeyBank. During the third quarter of 2017, KeyBank paid $250 million in dividends to KeyCorp. As of September 30, 2017, KeyBank had regulatory capacity to pay $877 million in dividends to KeyCorp without prior regulatory approval.

Our liquidity position and recent activity

Over the past quarter, our liquid asset portfolio, which includes overnight and short-term investments, as well as unencumbered, high quality liquid securities held as protection against a range of potential liquidity stress scenarios, has increased as a result of higher balances held at the Federal Reserve and an increase in unpledged securities. The liquid asset portfolio continues to exceed the amount that we estimate would be necessary to manage through an adverse liquidity event by providing sufficient time to develop and execute a longer-term solution.

We generate cash flows from operations and from investing and financing activities. We have approximately $179 million of cash, cash equivalents, and short-term investments in international tax jurisdictions as of September 30, 2017. As we consider alternative long-term strategic and liquidity plans, opportunities to repatriate these amounts would result in approximately $2 million in taxes to be paid. We have included the appropriate amount as a deferred tax liability at September 30, 2017.

The Consolidated Statements of Cash Flows summarize our sources and uses of cash by type of activity for the nine-month periods ended September 30, 2017, and September 30, 2016.

For more information regarding liquidity governance structure, factorings affecting liquidity, management of liquidity risk at KeyBank and KeyCorp, long-term liquidity strategies, and other liquidity programs see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 76 of our 2016 Form 10-K.

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

Our credit risk management team uses risk models to evaluate consumer loans. These models, known as scorecards, forecast the probability of serious delinquency and default for an applicant. The scorecards are embedded in the application processing system, which allows for real-time scoring and automated decisions for many of our products. We periodically validate the loan grading and scoring processes. For more information see Note 5 (“Asset Quality“).

We maintain an active concentration management program to monitor concentration risk in our credit portfolios. For aggregate credit relationships, we employ a sliding scale of exposure, known as hold limits, which is dictated by the type of loan and strength of the borrower. Our legal lending limit is approximately $2.1 billion. However, internal hold limits generally restrict the largest exposures to less than 20% of that amount. As of September 30, 2017, we had ten client relationships with loan commitments net of credit default swaps of more than $200 million. The average amount outstanding on these ten individual net obligor commitments was $103 million at September 30, 2017. In general, our philosophy is to maintain a diverse portfolio with regard to credit exposures.

We actively manage the overall loan portfolio in a manner consistent with asset quality objectives and concentration risk tolerances to mitigate excess portfolio credit risk. We utilize credit default swaps on a limited basis to transfer a portion of the credit risk associated with a particular extension of credit to a third party. At September 30, 2017, we used credit default swaps with a notional amount of $184 million to manage the credit risk associated with specific commercial lending obligations. We may also sell credit derivatives — primarily single name credit default swaps — to offset our purchased credit default swap position prior to maturity. At September 30, 2017, we did not have any sold credit default swaps outstanding.

Credit default swaps are recorded on the balance sheet at fair value. Related gains or losses, as well as the premium paid or received for credit protection, are included in the “corporate services income” and “other income” components of noninterest income.

Allowance for loan and lease losses

At September 30, 2017, the ALLL was $880 million, or 1.02% of period-end loans, compared to $858 million, or 1.00%, at December 31, 2016. The allowance includes $22 million that was specifically allocated for impaired loans of $376 million at September 30, 2017, compared to $37 million that was specifically allocated for impaired loans of $501 million at December 31, 2016. For more information about impaired loans, see Note 5 (“Asset Quality”). At September 30, 2017, the ALLL was 170.2% of nonperforming loans, compared to 137.3% at December 31, 2016.

Selected asset quality statistics for each of the past five quarters are presented in Figure 32. The factors that drive these statistics are discussed in the remainder of this section.

Figure 32. Selected Asset Quality Statistics from Continuing Operations

	2017			2016
dollars in millions	Third	Second	First	Fourth	Third
Net loan charge-offs	$32	$66	$58	$72	$44
Net loan charge-offs to average total loans	.15%	.31%	.27%	.34%	.23%
Allowance for loan and lease losses	$880	$870	$870	$858	$865
Allowance for credit losses (a)	937	918	918	913	918
Allowance for loan and lease losses to period-end loans	1.02%	1.01%	1.01%	1.00%	1.01%
Allowance for credit losses to period-end loans	1.08	1.06	1.07	1.06	1.07
Allowance for loan and lease losses to nonperforming loans (b)	170.2	171.6	151.8	137.3	119.6
Allowance for credit losses to nonperforming loans (b)	181.2	181.1	160.2	146.1	127.0
Nonperforming loans at period end (b)	$517	$507	$573	$625	$723
Nonperforming assets at period end (b)	556	556	623	676	760
Nonperforming loans to period-end portfolio loans (b)	.60%	.59%	.67%	.73%	.85%
Nonperforming assets to period-end portfolio loans plus OREO and other nonperforming assets (b)	.64	.64	.72	.79	.89

(a)	Includes the ALLL plus the liability for credit losses on lending-related unfunded commitments.

(b)
Nonperforming loan balances exclude $783 million, $835 million, $812 million, $865 million, and $959 million of PCI loans at September 30, 2017, June 30, 2017, March 31, 2017, December 31, 2016, and September 30, 2016, respectively. The June 30, 2017 PCI loan balances increased from the March 31, 2017 balances, as a result of the finalization of the First Niagara Acquisition Date loan valuation, which increased the Acquisition Date of First Niagara PCI loans fair value by $105 million from the provisional estimate recorded in the 2016 10-K.

We estimate the appropriate level of the ALLL on at least a quarterly basis. The methodology used is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” beginning on page 109 of our 2016 Form 10-K. Briefly, our allowance applies expected loss rates to existing loans with similar risk characteristics. We exercise judgment to assess any adjustment to the expected loss rates for the impact of factors such as changes in economic conditions, lending policies including underwriting standards, and the level of credit risk associated with specific industries and markets. The ALLL at September 30, 2017, represents our best estimate of the probable credit losses inherent in the loan portfolio at that date.

As shown in Figure 33, our ALLL from continuing operations increased by $22 million, or 2.6%, from December 31, 2016. Our commercial ALLL increased by $26 million, or 3.6%, from December 31, 2016, primarily because of loan growth in certain segments of the commercial loan portfolio, as well as credit quality migration. Our consumer ALLL decreased by $4 million, or 2.8%, from December 31, 2016, primarily due to continued improvement in credit quality metrics, including improved delinquency trends, which have decreased expected loss rates. Also contributing to the increase was the ALLL on our acquired portfolio, which increased $36 million from December 31, 2016. The ALLL on the acquired portfolio was $72 million at September 30, 2017, representing .40% of our period-end acquired loans, compared to .17% at December 31, 2016.

Our liability for credit losses on lending-related commitments increased by $2 million from December 31, 2016, to $57 million at September 30, 2017. When combined with our ALLL, our total allowance for credit losses represented 1.08% of period-end loans at September 30, 2017, and 1.06% at December 31, 2016.

Figure 33. Allocation of the Allowance for Loan Lease Losses

	September 30, 2017			December 31, 2016
dollars in millions	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans
Commercial and industrial	$532	60.4%	47.6%	$508	59.2%	46.2%
Commercial real estate:
Commercial mortgage	138	15.7	17.2	144	16.8	17.6
Construction	29	3.3	2.2	22	2.6	2.7
Total commercial real estate loans	167	19.0	19.4	166	19.4	20.3
Commercial lease financing	43	4.9	5.5	42	4.9	5.4
Total commercial loans	742	84.3	72.5	716	83.5	71.9
Real estate — residential mortgage	8.9		6.3	17	2.0	6.5
Home equity loans	39	4.4	14.2	54	6.3	14.7
Consumer direct loans	28	3.2	2.1	24	2.8	2.1
Credit cards	44	5.0	1.2	38	4.4	1.3
Consumer indirect loans	19	2.2	3.7	9	1.0	3.5
Total consumer loans	138	15.7	27.5	142	16.5	28.1
Total loans (a)	$880	100.0%	100.0%	$858	100.0%	100.0%

(a)
Excludes allocations of the ALLL related to the discontinued operations of the education lending business in the amount of $18 million, and $24 million at September 30, 2017, and December 31, 2016, respectively.

Our provision for credit losses was $51 million for the third quarter of 2017, compared to $59 million for the third quarter of 2016. Compared to the first nine months of 2016, oil and gas prices have stabilized, leading to improved credit quality metrics. We continue to reduce our exposure in our higher-risk businesses, including the residential properties portion of our construction loan portfolio, marine/RV financing, and other selected leasing portfolios through the sale of certain loans, payments from borrowers, or net loan charge-offs. The decrease in the third quarter of 2017 provision also reflects a large recovery in the commercial and industrial portfolio.

Net loan charge-offs

Net loan charge-offs for the third quarter of 2017 totaled $32 million, or .15% of average loans, compared to net loan charge-offs of $44 million, or .23%, for the same period last year. Figure 34 shows the trend in our net loan charge-offs by loan type, while the composition of loan charge-offs and recoveries by type of loan is presented in Figure 35.

Over the past 12 months, net loan charge-offs decreased $12 million. This decrease is attributable to continued portfolio strength and a large recovery in the commercial and industrial portfolio.

Figure 34. Net Loan Charge-offs from Continuing Operations (a)

	2017			2016
dollars in millions	Third	Second	First	Fourth	Third
Commercial and industrial	$4	$38	$27	$37	$15
Real estate — Commercial mortgage	5	3	—	2	(1)
Real estate — Construction	2	—	(1)	—	8
Commercial lease financing	(2)	1	5	—	5
Total commercial loans	9	42	31	39	27
Real estate — Residential mortgage	(1)	3	(4)	2	—
Home equity loans	2	4	5	4	2
Consumer direct loans	7	6	9	8	5
Credit cards	10	10	10	9	8
Consumer indirect loans	5	1	7	10	2
Total consumer loans	23	24	27	33	17
Total net loan charge-offs	$32	$66	$58	$72	$44
Net loan charge-offs to average loans	.15%	.31%	.27%	.34%	.23%
Net loan charge-offs from discontinued operations — education lending business	$8	$2	$4	$4	$3

(a)	Credit amounts indicate that recoveries exceeded charge-offs.

Figure 35. Summary of Loan and Lease Loss Experience from Continuing Operations

	Three months ended September 30,		Nine months ended September 30,
dollars in millions	2017	2016	2017	2016
Average loans outstanding	$86,814	$77,697	$86,485	$66,375
Allowance for loan and lease losses at beginning of period	$870	$854	$858	$796
Loans charged off:
Commercial and industrial	29	17	101	78

Real estate — commercial mortgage	6	—	9	3
Real estate — construction	2	9	2	9
Total commercial real estate loans (a)	8	9	11	12
Commercial lease financing	1	5	9	11
Total commercial loans (b)	38	31	121	101
Real estate — residential mortgage	—	1	2	4
Home equity loans	6	5	23	22
Consumer direct loans	8	6	26	18
Credit cards	11	9	34	25
Consumer indirect loans	8	3	24	9
Total consumer loans	33	24	109	78
Total loans charged off	71	55	230	179
Recoveries:
Commercial and industrial	25	2	32	8

Real estate — commercial mortgage	1	1	1	9
Real estate — construction	—	1	1	2
Total commercial real estate loans (a)	1	2	2	11
Commercial lease financing	3	—	5	2
Total commercial loans (b)	29	4	39	21
Real estate — residential mortgage	1	1	4	3
Home equity loans	4	3	12	10
Consumer direct loans	1	1	4	4
Credit cards	1	1	4	3
Consumer indirect loans	3	1	11	5
Total consumer loans	10	7	35	25
Total recoveries	39	11	74	46
Net loan charge-offs	(32)	(44)	(156)	(133)
Provision (credit) for loan and lease losses	42	56	178	203
Foreign currency translation adjustment	—	(1)	—	(1)
Allowance for loan and lease losses at end of period	$880	$865	$880	$865
Liability for credit losses on lending-related commitments at beginning of period	$48	$50	$55	$56
Provision (credit) for losses on lending-related commitments	9	3	2	(3)
Liability for credit losses on lending-related commitments at end of period (c)	$57	$53	$57	$53
Total allowance for credit losses at end of period	$937	$918	$937	$918
Net loan charge-offs to average total loans	.15%	.23%	.24%	.27%
Allowance for loan and lease losses to period-end loans	1.02	1.01%	1.02	1.01
Allowance for credit losses to period-end loans	1.08	1.07%	1.08	1.07
Allowance for loan and lease losses to nonperforming loans	170.2	119.6%	170.2	119.6
Allowance for credit losses to nonperforming loans	181.2	127.0%	181.2	127.0

Discontinued operations — education lending business:
Loans charged off	$10	$6	$20	$21
Recoveries	2	3	6	8
Net loan charge-offs	$(8)	$(3)	$(14)	$(13)

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

Nonperforming assets

Figure 36 shows the composition of our nonperforming assets. These assets totaled $556 million at September 30, 2017, and represented .64% of period-end portfolio loans, OREO, and other nonperforming assets, compared to $676 million, or .79%, at December 31, 2016. See Note 1 (“Summary of Significant Accounting Policies”) under the headings “Nonperforming Loans,” “Impaired Loans,” and “Allowance for Loan and Lease Losses” beginning on page 108 of our 2016 Form 10-K for a summary of our nonaccrual and charge-off policies.

Figure 36. Summary of Nonperforming Assets and Past Due Loans from Continuing Operations

dollars in millions	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Commercial and industrial	$169	$178	$258	$297	$335
Real estate — commercial mortgage	30	34	32	26	32
Real estate — construction	2	4	2	3	17
Total commercial real estate loans (a)	32	38	34	29	49
Commercial lease financing	11	11	5	8	13
Total commercial loans (b)	212	227	297	334	397
Real estate — residential mortgage	57	58	54	56	72
Home equity loans	227	208	207	223	225
Consumer direct loans	3	2	3	6	2
Credit cards	2	2	3	2	3
Consumer indirect loans	16	10	9	4	24
Total consumer loans	305	280	276	291	326
Total nonperforming loans (c)	517	507	573	625	723
OREO	39	48	49	51	35
Other nonperforming assets	—	1	1	—	2
Total nonperforming assets (c)	$556	$556	$623	$676	$760
Accruing loans past due 90 days or more	$86	$85	$79	$87	$49
Accruing loans past due 30 through 89 days	329	340	312	404	317
Restructured loans — accruing and nonaccruing (d)	315	333	302	280	304
Restructured loans included in nonperforming loans (d)	187	193	161	141	149
Nonperforming assets from discontinued operations — education lending business	8	5	4	5	5
Nonperforming loans to period-end portfolio loans (c)	.60%	.59%	.67%	.73%	.85%
Nonperforming assets to period-end portfolio loans plus OREO and other nonperforming assets (c)	.64	.64%	.72%	.79%	.89%

(a)	See Figure 18 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial real estate loan portfolio.

(b)	See Figure 17 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial loan portfolio.

(c)
Nonperforming loan balances exclude $783 million, $835 million, $812 million, $865 million, and $959 million of PCI loans at September 30, 2017, June 30, 2017, March 31, 2017, December 31, 2016, and September 30, 2016, respectively.

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

As shown in Figure 36, nonperforming assets at September 30, 2017, decreased $120 million from December 31, 2016. This decrease was a result of an increase in nonperforming loans being returned to accrual and an increase in payments received on nonperforming loans.

Figure 37 shows the types of activity that caused the change in our nonperforming loan balance during each of the last five quarters.
Figure 37. Summary of Changes in Nonperforming Loans from Continuing Operations

	2017			2016
in millions	Third	Second	First	Fourth	Third
Balance at beginning of period	$507	$573	$625	$723	$619
Loans placed on nonaccrual status	181	143	218	170	78
Nonperforming loans acquired from First Niagara	—	—	—	(31)	150
Charge-offs	(71)	(82)	(77)	(81)	(53)
Loans sold	(1)	—	(8)	(9)	—
Payments	(32)	(84)	(59)	(30)	(32)
Transfers to OREO	(10)	(8)	(11)	(21)	(5)
Transfers to other nonperforming assets	—	—	—	—	—
Loans returned to accrual status	(57)	(35)	(115)	(96)	(34)
Balance at end of period (a)	$517	$507	$573	$625	$723

(a)
Nonperforming loan balances exclude $783 million, $835 million, $812 million, $865 million, and $959 million of PCI loans at September 30, 2017, June 30, 2017, March 31, 2017, December 31, 2016, and September 30, 2016, respectively.

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

Cyberattack risks may also occur with our third-party technology service providers, and may result in financial loss or liability that could adversely affect our financial condition or results of operations. Cyberattacks could also interfere with third-party providers’ ability to fulfill their contractual obligations to us. Recent high-profile cyberattacks have targeted retailers, credit bureaus, and other businesses for the purpose of acquiring the confidential information (including personal, financial, and credit card information) of customers, some of whom are customers of ours. We may incur expenses related to the investigation of such attacks or related to the protection of our customers from identity theft as a result of such attacks. We may also incur expenses to enhance our systems or processes in order to protect our customers whose information may have been exposed through the recent breach of the Equifax credit bureau or other external security incidents. Risks and exposures related to cyberattacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking, and other technology-based products and services by us and our clients.

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

At September 30, 2017, $20.6 billion, or 15%, of our total assets were measured at fair value on a recurring basis. Approximately 99% of these assets, before netting adjustments, were classified as Level 1 or Level 2 within the fair value hierarchy. At September 30, 2017, $848 million, or 1%, of our total liabilities were measured at fair value on a recurring basis. Approximately 99% of these liabilities were classified as Level 1 or Level 2.

At September 30, 2017, $18 million, or less than 1% of our total assets were measured at fair value on a nonrecurring basis. All of these assets were classified as Level 3. At September 30, 2017, there were no liabilities measured at fair value on a nonrecurring basis.

During the first nine months of 2017, we did not significantly alter the manner in which we applied our critical accounting policies or developed related assumptions and estimates.

European Sovereign and Nonsovereign Debt Exposures

Our total European sovereign and Nonsovereign debt exposure is presented in Figure 38.

Figure 38. European Sovereign and Nonsovereign Debt Exposures

September 30, 2017	Short-and Long- Term Commercial Total (a)	Foreign Exchange and Derivatives with Collateral (b)	Net Exposure
in millions
France:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	$4	$4
Nonsovereign non-financial institutions	$10	—	10
Total	10	4	14
Germany:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	—	—
Nonsovereign non-financial institutions	33	—	33
Total	33	—	33
Italy:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	—	—
Nonsovereign non-financial institutions	10	—	10
Total	10	—	10
Netherlands:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	—	—
Nonsovereign non-financial institutions	4	—	4
Total	4	—	4
Spain:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	—	—
Nonsovereign non-financial institutions	3	—	3
Total	3	—	3
Switzerland:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	(2)	(2)
Nonsovereign non-financial institutions	51	—	51
Total	51	(2)	49
United Kingdom:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	185	185
Nonsovereign non-financial institutions	35	—	35
Total	35	185	220
Other Europe: (c)
Sovereigns	—	—	—
Nonsovereign financial institutions	—	—	—
Nonsovereign non-financial institutions	1	—	1
Total	1	—	1
Total Europe:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	187	187
Nonsovereign non-financial institutions	147	—	147
Total	$147	$187	$334

(a)	Represents our outstanding leases.

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

Item 1. Financial Statements

Consolidated Balance Sheets

in millions, except per share data	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Cash and due from banks	$562	$677
Short-term investments	3,993	2,775
Trading account assets	783	867
Securities available for sale	19,012	20,212
Held-to-maturity securities (fair value: $10,109 and $10,007)	10,276	10,232
Other investments	728	738
Loans, net of unearned income of $734 and $826	86,492	86,038
Less: Allowance for loan and lease losses	(880)	(858)
Net loans	85,612	85,180
Loans held for sale (a)	1,341	1,104
Premises and equipment	916	978
Operating lease assets	736	540
Goodwill	2,487	2,446
Other intangible assets	412	384
Corporate-owned life insurance	4,113	4,068
Derivative assets	622	803
Accrued income and other assets	3,744	3,864
Discontinued assets (including $2 and $3 of portfolio loans at fair value, see Note 12)	1,396	1,585
Total assets	$136,733	$136,453
LIABILITIES
Deposits in domestic offices:
NOW and money market deposit accounts	$53,734	$54,590
Savings deposits	6,366	6,491
Certificates of deposit ($100,000 or more)	6,519	5,483
Other time deposits	4,720	4,698
Total interest-bearing deposits	71,339	71,262
Noninterest-bearing deposits	32,107	32,825
Total deposits	103,446	104,087
Federal funds purchased and securities sold under repurchase agreements	372	1,502
Bank notes and other short-term borrowings	616	808
Derivative liabilities	232	636
Accrued expense and other liabilities	1,717	1,796
Long-term debt	15,100	12,384
Total liabilities	121,483	121,213
EQUITY
Preferred stock	1,025	1,665
Common shares, $1 par value; authorized 1,400,000,000 shares; issued 1,256,702,081, and 1,256,702,081 shares	1,257	1,257
Capital surplus	6,310	6,385
Retained earnings	10,125	9,378
Treasury stock, at cost (177,663,263 and 177,388,429 shares)	(2,962)	(2,904)
Accumulated other comprehensive income (loss)	(506)	(541)
Key shareholders’ equity	15,249	15,240
Noncontrolling interests	1	—
Total equity	15,250	15,240
Total liabilities and equity	$136,733	$136,453

(a)	Total loans held for sale include real estate — residential mortgage loans held for sale at fair value of $60 million at September 30, 2017, and $62 million at December 31, 2016.
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Income

dollars in millions, except per share amounts	Three months ended September 30,		Nine months ended September 30,
(Unaudited)	2017	2016	2017	2016
INTEREST INCOME
Loans	$928	$746	$2,753	$1,875
Loans held for sale	17	10	39	23
Securities available for sale	91	88	276	237
Held-to-maturity securities	55	30	161	78
Trading account assets	7	4	21	17
Short-term investments	6	7	14	17
Other investments	5	5	12	10
Total interest income	1,109	890	3,276	2,257
INTEREST EXPENSE
Deposits	72	49	196	114
Federal funds purchased and securities sold under repurchase agreements	—	—	1	—
Bank notes and other short-term borrowings	3	2	12	7
Long-term debt	86	59	228	155
Total interest expense	161	110	437	276
NET INTEREST INCOME	948	780	2,839	1,981
Provision for credit losses	51	59	180	200
Net interest income after provision for credit losses	897	721	2,659	1,781
NONINTEREST INCOME
Trust and investment services income	135	122	404	341
Investment banking and debt placement fees	141	156	403	325
Service charges on deposit accounts	91	85	268	218
Operating lease income and other leasing gains	16	6	69	41
Corporate services income	54	51	163	154
Cards and payments income	75	66	210	164
Corporate-owned life insurance income	31	29	94	85
Consumer mortgage income	7	6	19	11
Mortgage servicing fees	21	15	54	37
Net gains (losses) from principal investing	3	5	4	16
Other income (a)	18	8	134	61
Total noninterest income	592	549	1,822	1,453
NONINTEREST EXPENSE
Personnel	558	594	1,665	1,425
Net occupancy	74	73	239	193
Computer processing	56	70	171	158
Business services and professional fees	49	76	140	157
Equipment	29	26	83	68
Operating lease expense	24	15	64	42
Marketing	34	32	85	66
FDIC assessment	21	21	62	38
Intangible asset amortization	25	13	69	28
OREO expense, net	3	3	8	6
Other expense	119	159	414	355
Total noninterest expense	992	1,082	3,000	2,536
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	497	188	1,481	698
Income taxes	134	16	386	141
INCOME (LOSS) FROM CONTINUING OPERATIONS	363	172	1,095	557
Income (loss) from discontinued operations, net of taxes $, $1, $3 and, $3 (see note 12)	1	1	6	5
NET INCOME (LOSS)	364	173	1,101	562
Less: Net income (loss) attributable to noncontrolling interests	—	1	1	—
NET INCOME (LOSS) ATTRIBUTABLE TO KEY	$364	$172	$1,100	$562
Income (loss) from continuing operations attributable to Key common shareholders	$349	$165	$1,038	$540
Net income (loss) attributable to Key common shareholders	350	166	1,044	545
Per common share:
Income (loss) from continuing operations attributable to Key common shareholders	$.32	$.17	$.96	$.61
Income (loss) from discontinued operations, net of taxes	—	—	.01	.01
Net income (loss) attributable to Key common shareholders (b)	.32	.17	.97	.62
Per common share — assuming dilution:
Income (loss) from continuing operations attributable to Key common shareholders	$.32	$.16	$.95	$.60
Income (loss) from discontinued operations, net of taxes	—	—	.01	.01
Net income (loss) attributable to Key common shareholders (b)	.32	.17	.96	.61
Cash dividends declared per common share	$.095	$.085	$.275	$.245
Weighted-average common shares outstanding (000)	1,073,390	982,080	1,075,296	880,824
Effect of convertible preferred stock	—	—	—	—
Effect of common share options and other stock awards	15,451	12,580	16,359	8,965
Weighted-average common shares and potential common shares outstanding (000) (c)	1,088,841	994,660	1,091,655	889,789

(a)
For the three months ended September 30, 2017, net securities gains totaled less than $1 million. For the three months ended September 30, 2016, net securities losses totaled $6 million. For the three months ended September 30, 2017, and September 30, 2016, we did not have any impairment losses related to securities.

(b)	EPS may not foot due to rounding.

(c)	Assumes conversion of common share options and other stock awards and/or convertible preferred stock, as applicable.
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Comprehensive Income

in millions	Three months ended September 30,		Nine months ended September 30,
(Unaudited)	2017	2016	2017	2016
Net income (loss)	$364	$173	$1,101	$562
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale, net of income taxes of $0, ($18), $24, and $93	—	(28)	40	159
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of ($6), ($24), ($16), and $32	(10)	(41)	(27)	53
Foreign currency translation adjustments, net of income taxes of $4, ($1), $8, and $3	7	(2)	14	5
Net pension and postretirement benefit costs, net of income taxes of $1, $1, $4, and $6	3	3	8	6
Total other comprehensive income (loss), net of tax	—	(68)	35	223
Comprehensive income (loss)	364	105	1,136	785
Less: Comprehensive income attributable to noncontrolling interests	—	1	1	—
Comprehensive income (loss) attributable to Key	$364	$104	$1,135	$785

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Changes in Equity

	Key Shareholders’ Equity
dollars in millions, except per share amounts (Unaudited)	Preferred Shares Outstanding (000)	Common Shares Outstanding (000)	Preferred Stock	Common Shares	Capital Surplus	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
BALANCE AT DECEMBER 31, 2015	2,900	835,751	$290	$1,017	$3,922	$8,922	$(3,000)	$(405)	$13
Net income (loss)						562			—
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale, net of income taxes of $93								159
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of $32								53
Foreign currency translation adjustments, net of income taxes of $3								5
Net pension and postretirement benefit costs, net of income taxes of $6								6
Deferred compensation					(8)
Cash dividends declared on common shares ($.245 per share)						(207)
Cash dividends declared on Noncumulative Series A Preferred Stock ($5.8125 per share)						(17)
Common shares issued		239,735		240	2,591
Common shares repurchased		(6,122)					(73)
Issuance of Preferred Stock	14,021		875		(6)
Common shares reissued (returned) for stock options and other employee benefit plans		12,691			(140)		210
Net contribution from (distribution to) noncontrolling interests									(11)
BALANCE AT SEPTEMBER 30, 2016	16,921	1,082,055	$1,165	$1,257	$6,359	$9,260	$(2,863)	$(182)	$2

BALANCE AT DECEMBER 31, 2016	17,421	1,079,314	$1,665	$1,257	$6,385	$9,378	$(2,904)	$(541)	$—
Net income (loss)						1,100			1
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale, net of income taxes of $24								40
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of ($16)								(27)
Foreign currency translation adjustments, net of income taxes of $8								14
Net pension and postretirement benefit costs, net of income taxes of $4								8
Deferred compensation					11
Cash dividends declared on common shares ($.275 per share)						(296)
Cash dividends declared on Noncumulative Series A Preferred Stock ($1.9375 per share)						(6)
Cash dividends declared on Noncumulative Series C Preferred Stock ($.539063 per share)						(7)
Cash dividends declared on Noncumulative Series D Preferred Stock ($37.50 per depository share)						(20)
Cash dividends declared on Noncumulative Series E Preferred Stock ($1.161199 per depositary share)						(24)
Open market common share repurchases		(25,564)					(466)
Employee equity compensation program common share repurchases		(3,479)					(65)
Series A Preferred Stock exchanged for common shares	(2,900)	20,568	(290)		(49)		338
Redemption of Series C Preferred Stock	(14,000)		(350)
Common shares reissued (returned) for stock options and other employee benefit plans		8,200			(37)		135
Net contribution from (distribution to) noncontrolling interests									—
BALANCE AT SEPTEMBER 30, 2017	521	1,079,039	$1,025	$1,257	$6,310	$10,125	$(2,962)	$(506)	$1

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows

in millions	Nine months ended September 30,
(Unaudited)	2017	2016
OPERATING ACTIVITIES
Net income (loss)	$1,101	$562
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for credit losses	180	200
Depreciation and amortization expense, net	301	293
Accretion of acquired loans	171	—
Increase in cash surrender value of corporate-owned life insurance	(85)	(76)
Stock-based compensation expense	74	66
FDIC reimbursement (payments), net of FDIC expense	(2)	7
Deferred income taxes (benefit)	134	(63)
Proceeds from sales of loans held for sale	8,109	5,181
Originations of loans held for sale, net of repayments	(8,287)	(5,516)
Net losses (gains) on sales of loans held for sale	(111)	(92)
Net losses (gains) from principal investing	(4)	(16)
Net losses (gains) and writedown on OREO	3	3
Net losses (gains) on leased equipment	2	10
Net securities losses (gains)	(1)	6
Net losses (gains) on sales of fixed assets	16	13
Net decrease (increase) in trading account assets	84	(138)
Other operating activities, net	(606)	420
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,079	860
INVESTING ACTIVITIES
Cash received (used) in acquisitions, net of cash acquired	(74)	(481)
Net decrease (increase) in short-term investments, excluding acquisitions	(1,218)	(509)
Purchases of securities available for sale	(2,725)	(4,203)
Proceeds from sales of securities available for sale	914	4,248
Proceeds from prepayments and maturities of securities available for sale	3,038	2,867
Proceeds from prepayments and maturities of held-to-maturity securities	1,350	1,048
Purchases of held-to-maturity securities	(1,395)	(5,150)
Purchases of other investments	(78)	(28)
Proceeds from sales of other investments	99	204
Proceeds from prepayments and maturities of other investments	2	3
Net decrease (increase) in loans, excluding acquisitions, sales and transfers	(896)	(2,501)
Proceeds from sales of portfolio loans	129	100
Proceeds from corporate-owned life insurance	40	24
Purchases of premises, equipment, and software	(56)	(79)
Proceeds from sales of premises and equipment	—	—
Proceeds from sales of OREO	37	13
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(833)	(4,444)
FINANCING ACTIVITIES
Net increase (decrease) in deposits, excluding acquisitions	(641)	4,147
Net increase (decrease) in short-term borrowings	(1,322)	(2,193)
Net proceeds from issuance of long-term debt	2,850	2,078
Payments on long-term debt	(43)	(533)
Issuance of preferred shares	—	519
Open market common share repurchases	(466)	(73)
Employee equity compensation program common share repurchases	(65)	—
Redemption of Preferred Stock Series C	(350)	—
Net proceeds from reissuance of common shares	29	5
Cash dividends paid	(353)	(224)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(361)	3,726
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	(115)	142
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	677	607
CASH AND DUE FROM BANKS AT END OF PERIOD	$562	$749
Additional disclosures relative to cash flows:
Interest paid	$442	$308
Income taxes paid (refunded)	3	68
Noncash items:
Common stock issued to acquire First Niagara	—	$2,831
Preferred stock issued to acquire First Niagara	—	350
Reduction of secured borrowing and related collateral	$33	59
Loans transferred to portfolio from held for sale	93	8
Loans transferred to held for sale from portfolio	41	32
Loans transferred to OREO	29	15

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

We use the equity method to account for unconsolidated investments in voting rights entities or VIEs if we have significant influence over the entity’s operating and financing decisions (usually defined as a voting or economic interest of 20% to 50%, but not controlling). Unconsolidated investments in voting rights entities or VIEs in which we have a voting or economic interest of less than 20% are carried at cost or fair value. Investments held by our registered broker-dealer and investment company subsidiaries (principal investing entities and Real Estate Capital line of business) are carried at fair value.

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

Stock-based compensation. In March 2016, the FASB issued new accounting guidance that simplifies the accounting for several aspects of share-based payment transactions, including the related income tax consequences, the classification of awards as either equity or liabilities, and the presentation on the statement of cash flows. This accounting guidance was effective for interim and annual reporting periods beginning after December 15, 2016 (effective January 1, 2017, for us). The method of transition was dependent upon the particular amendment within the new guidance. During the nine months ended September 30, 2017, we recognized $26 million in excess tax benefits within “income taxes” on our income statement that pertained to share-based payment arrangements. Prior to 2017, such excess tax benefits were recorded within “capital surplus” on our balance sheet. Under the new guidance, generally, if our share price increases over an award’s vesting period, the resulting tax windfall will decrease “income taxes.” In a like manner, if our share price decreases over an award’s vesting period, the resulting tax shortfall will increase “income taxes.” This change also removed the impact of the excess tax benefits and deficiencies from the calculation of diluted EPS and is required to be applied on a prospective basis. The adoption of this accounting standard did not materially affect our Consolidated Statements of Cash Flows, nor did it affect retained earnings as of the beginning of the period of adoption. We elected to retain our existing accounting policy of estimating award forfeitures upon the award’s grant date.

Equity method investments. In March 2016, the FASB issued new accounting guidance that simplifies the transition to equity method accounting by eliminating the requirement for an investor to make retroactive adjustments to the investment, results of operations, and retained earnings on a step-by-step basis when an investment becomes qualified for equity method accounting. Instead, when an investment qualifies for the equity method due to an increase in ownership or degree of influence, an equity method investor is required to add the cost of acquiring the additional interest to the current basis of the previously held interest and to adopt the equity method of accounting as of the date the investment becomes qualified for the equity method. This accounting guidance became effective prospectively for interim and annual reporting periods beginning after December 15, 2016 (effective January 1, 2017, for us). The adoption of this accounting guidance did not affect our financial condition or results of operations. This guidance will only affect our financial condition or results of operations if there is an applicable change in an investment resulting in the investment qualifying for equity method accounting.

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

Accounting Guidance Pending Adoption at September 30, 2017

Derivatives and hedging. In August 2017, the FASB issued new accounting guidance to better align hedge accounting with risk management activities. It also reduces the complexity involved in applying hedge accounting. Under this new guidance, the concept of hedge ineffectiveness will be eliminated. Ineffective income generated by cash flow and net investment hedges will be recognized in the same financial reporting period and income statement line item as effective income, so as to reflect the full cost of hedging at one time and in one place. Ineffective income generated by fair value hedges will continue to be reflected in current period earnings; however, it will be recognized in the same income statement line item as effective income. The guidance will also allow any contractually specified variable rate to be designated as the hedged risk in a cash flow hedge.

With respect to fair value hedges of interest rate risk, the guidance will allow changes in the fair value of the hedged item to be calculated solely using changes in the benchmark interest rate component of the instrument’s total contractual coupon cash flows. In addition, entities will be able to hedge the portion of a closed portfolio of prepayable assets that are not expected to prepay under the “last-of-layer” method. The guidance will permit for a one-time reclassification of debt securities eligible to be hedged under the “last-of-layer” method from held to maturity to available for sale upon adoption. Partial-term fair value hedges will also be allowed.

This guidance is effective for interim and annual reporting periods beginning after December 15, 2018 (effective January 1, 2019, for us). The guidance should be applied on a modified retrospective basis to existing hedge relationships as of the adoption date. Accordingly, a cumulative-effect adjustment will be made to AOCI so that the adjusted amount represents the cumulative change in the hedging instrument’s fair value less any amounts that should have been recognized in earnings under the new accounting model. The corresponding adjustment will be made to opening retained earnings as of the most recent period presented as of the adoption date. Early adoption is permitted, including in interim periods. We are currently evaluating early adoption of this guidance as well as the impact it may have on our financial condition and results of operations.

Compensation. In May 2017, the FASB issued new accounting guidance that clarifies when changes to terms and conditions for share-based payment awards should be accounted for as modifications. According to the new guidance, entities should apply the modification guidance unless the fair value of the modified award is the same as the fair value of the original award immediately before modification, the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before modification, and the classification of the modified award (as equity or liability instrument) is the same as the classification of the original award immediately before modification. This accounting guidance is effective for interim and annual reporting periods beginning after December 15, 2017 (effective January 1, 2018, for us). The guidance should be applied on a prospective basis. Early adoption is permitted, including in interim periods. The adoption of this guidance is not expected to have a material impact on our financial condition or results of operations.

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

Compensation. In March 2017, the FASB issued new accounting guidance that requires service cost to be included in the same line item as certain other compensation costs related to services rendered by employees. We record compensation costs under personnel expense on the income statement. Other elements of net benefit cost should be presented separately. This accounting guidance is effective for interim and annual reporting periods beginning after December 15, 2017 (effective January 1, 2018, for us). The guidance should be applied on a retrospective basis. Early adoption is permitted within the first interim period if the entity issues interim financial statements. The adoption of this guidance will result in a reclassification of certain net benefit cost components from personnel expense to other expense on the income statement.  There will be no material impact to our financial condition or results of operations.

Other income. In February 2017, the FASB issued new accounting guidance that clarifies the scope of asset derecognition guidance and accounting for partial sales of nonfinancial assets. The guidance clarifies that financial assets may be within scope of the derecognition guidance if they are promised to a counterparty in a contract and substantially all the fair value of the assets in the contract are concentrated in nonfinancial assets, which are collectively referred to as in substance nonfinancial assets. The guidance requires entities to derecognize a nonfinancial asset or in substance nonfinancial asset when a counterparty obtains controls of it and, in a partial sale transaction, when it does not have a controlling financial interest in the legal entity that holds the asset. This accounting guidance is effective for interim and annual reporting periods beginning after December 15, 2017 (effective January 1, 2018, for us). The guidance may be applied on a retrospective or modified retrospective basis. Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2016. The adoption of this guidance is not expected to have a material impact on our financial condition or results of operations.

Goodwill and other intangibles. In January 2017, the FASB issued new accounting guidance that simplifies the test for goodwill impairment by eliminating the second step of the current two-step method. Under the new guidance, entities will compare the fair value of a reporting unit with its carrying amount. If the carrying amount exceeds the reporting unit’s fair value, the entity is required to recognize an impairment charge for this amount. Current guidance requires an entity to proceed to a second step, whereby the entity would determine the fair value of its assets and liabilities. The new method applies to all reporting units. The performance of a qualitative assessment is still allowable. This accounting guidance is effective prospectively for interim and annual reporting periods beginning after December 15, 2019 (effective January 1, 2020, for us). Early adoption is permitted. The adoption of this accounting guidance is not expected to have a material effect on our financial condition or results of operations.

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

Statement of cash flows. In November 2016, the FASB issued accounting guidance requiring restricted cash and restricted cash equivalents to be included with other cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on the statement of cash flows. This accounting guidance will be effective for annual and interim reporting periods beginning after December 15, 2017 (effective January 1, 2018, for us) and should be implemented using a retrospective approach. Early adoption is permitted. The adoption of this accounting guidance is not expected to have a material effect on the presentation of our Consolidated Statements of Cash Flows, as Key does not hold material balances of restricted cash and restricted cash equivalents.

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

Statement of cash flows. In August 2016, the FASB issued new accounting guidance that clarifies how cash receipts and cash payments in certain transactions should be presented and classified in the statement of cash flows. These specific transactions include, but are not limited to, debt prepayment or extinguishment costs, contingent considerations made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, and distributions from equity method investees. This guidance also clarifies that in instances of cash flows with multiple aspects that cannot be separately identified, classification should be based on the activity that is likely to be the predominant source of or use of cash flow. This accounting guidance will be effective for interim and annual reporting periods beginning after December 15, 2017 (effective January 1, 2018, for us) and should be implemented using a retrospective approach. Early adoption is permitted. The adoption of this accounting guidance is not expected to have a material effect on the presentation of our Consolidated Statements of Cash Flows, as Key’s current policies are either already in-line with the clarifications in the updated guidance, or the related cash flows are not material.

Financial instruments. In June 2016, the FASB issued new accounting guidance that changes the methodology for recognizing credit losses related to financial instruments. Under current GAAP, a credit loss is not recognized until it is probable that the loss has been incurred. The new accounting guidance eliminates that threshold and expands the information required for an entity to consider when developing an estimate of expected credit losses, including the use of forecast information. Entities will be required to present financial assets measured on an amortized cost basis at the net amount that is expected to be collected. This new guidance will impact the accounting for our loans, debt securities held to maturity and available for sale, and liabilities for credit losses on unfunded lending-related commitments as well as purchased financial assets with a more-than-insignificant amount of credit deterioration since origination. This accounting guidance will be effective for interim and annual reporting periods beginning after December 15, 2019 (effective January 1, 2020, for us). Early adoption is permitted but only for interim and annual reporting periods beginning after December 15, 2018. This guidance should be implemented using a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective, except for the provisions governing purchased financial assets with credit deterioration and other-than-temporary impairment of debt securities that had been recognized before the effective date. These two provisions must be implemented prospectively. Key has formed a cross-functional implementation working group comprised of teams throughout Key, including finance and credit. The implementation team has developed a high-level project plan, is identifying and researching key interpretive issues, and is in the process of developing models that meet the requirements of the new guidance. The implementation team is also in the process of assessing forecast accuracy and potential macroeconomic factors that will be used to determine the reasonable and supportable forecast period. Key expects that the new guidance will generally result in an increase in its allowance for credit losses, as it will cover credit losses over the full remaining expected life of loans and commitments and will consider future changes in macroeconomic conditions. We are currently evaluating the extent of the increase at the adoption date.

Leases. In February 2016, the FASB issued new accounting guidance that requires a lessee to recognize a liability to make lease payments and a right-of-use asset representing its right to use an underlying asset during the lease term for both finance and operating leases. The definition of a lease was modified to exemplify the concept of control over an asset identified in the lease. Lease classification criteria remain substantially similar to criteria in current lease guidance. The guidance defines which payments can be used in determining lease classification. For short-term leases with a term of 12 months or less, lessees can make a policy election not to recognize lease assets and lease liabilities. Lessor accounting is largely unchanged. Leveraged leases that commenced before the effective date of the new guidance are grandfathered. New disclosures are required, and certain practical expedients are allowed upon adoption. This accounting and disclosure guidance will be effective for interim and annual reporting periods beginning after December 15, 2018 (effective January 1, 2019, for us) and should be implemented using the modified retrospective approach. Early adoption is permitted. Key has formed a cross-functional implementation team and has developed a high-level project plan. At December 31, 2016, Key had minimum future rental payments under noncancelable operating leases of $968 million. We are currently evaluating this operating lease population and working to identify our complete lease population, including potential embedded leases. We expect the adoption of this standard to result in additional assets and liabilities, as we will be required to recognize operating leases on our Consolidated Balance Sheet. Other implementation matters to be addressed include, but are not limited to, the determination of the effect on our financial and capital ratios and the quantification of the impact on our financial condition and results of operations.

Financial instruments. In January 2016, the FASB issued new accounting guidance that requires equity investments, except those accounted for under the equity method of accounting or consolidated, to be measured at fair value with changes recognized in net income. If there is no readily determinable fair value, the guidance allows entities the ability to measure investments at cost less impairment, whereby impairment is based on a qualitative assessment. The guidance eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost and changes the presentation of financial assets and financial liabilities on the balance sheet or in the footnotes. If an entity has elected the fair value option to measure liabilities, the new accounting guidance requires the portion of the change in the fair value of a liability resulting from credit risk to be presented in OCI. This accounting and disclosure guidance will be effective for interim and annual reporting periods beginning after December 15, 2017 (effective January 1, 2018, for us). For the provisions of the guidance that are applicable to us, the accounting will be implemented on a modified retrospective basis though a cumulative-effect adjustment to the balance sheet, except for the guidance related to equity securities without readily determinable fair values, which will be applied on a prospective basis. Except under certain instances, early adoption is not permitted. The adoption of this guidance is not expected to have a material impact on our financial condition or results of operations.

Revenue recognition. In May 2014, the FASB issued new accounting guidance that revises the criteria for determining when to recognize revenue from contracts with customers and expands disclosure requirements. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five step model to be followed in making this determination. This accounting guidance can be implemented using either a retrospective method or a cumulative-effect approach. This new guidance will be effective for interim and annual reporting periods beginning after December 15, 2017 (effective January 1, 2018, for us). Early adoption is permitted but only for interim and annual reporting periods beginning after December 15, 2016. We have elected to implement this new accounting guidance using a cumulative-effect approach. We have identified the revenue line items within the scope of the new guidance and are currently finalizing our contract testing related to trust and investment services income, investment banking and debt placement fees, service charges on deposit accounts, and cards and payments income. The guidance will change our presentation of certain underwriting and credit and debit card related costs. Underwriting costs will change from a net presentation to a gross expense. Certain credit and debit card related costs will change from a gross presentation to a reduction in revenue. Additionally, we will expand our qualitative disclosures on those revenues within the scope of the new guidance. While the final assessment is still ongoing, the adoption of this accounting guidance is not expected to have a material effect on our financial condition or results of operations.

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

Based on the final valuations, we updated our fair values within our June 30, 2017, Consolidated Balance Sheet with a corresponding adjustment to goodwill. There were no measurement period adjustments during the third quarter of 2017.

The amounts reflected in the following table represent the change in the fair values of acquired assets as of June 30, 2017:

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

The finalization of the fair values also impacted various income statement line items on the Consolidated Statements of Income. The amounts shown in the table below represent the increase (decrease) in the respective line items for the previous reporting period had the final fair value been recorded at the Acquisition Date for the nine months ended September 30, 2017.

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

Direct acquisition costs related to the First Niagara acquisition were expensed as incurred and amounted to less than $1 million for the nine months ended September 30, 2017. These direct acquisition costs are part of our total merger-related charges.

The following table presents unaudited pro forma information as if the acquisition of First Niagara had occurred on January 1, 2015. This pro forma information gives effect to certain adjustments, including purchase accounting fair value adjustments, amortization of core deposit and other intangibles, and related income tax effects. Merger-related charges related to the First Niagara merger that we incurred during the nine months ended September 30, 2016, are not reflected in the unaudited pro forma amounts. The pro forma information does not necessarily reflect the results of operations that would have occurred had KeyCorp merged with First Niagara at the beginning of 2015. Cost savings are also not reflected in the unaudited pro forma amounts for the nine months ended September 30, 2016.

Pro forma
in millions	Nine months ended September 30, 2016
Net interest income (TE)	$2,674
Noninterest income	1,625
Net income (loss) attributable to common shareholders	849

For information on the Cain Brothers & Company, LLC, HelloWallet Holdings, Inc., and Key Merchant Services, LLC acquisitions, see note 12 (“Acquisition, Divestiture, and Discontinued Operations”).

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

Our basic and diluted earnings per common share are calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
dollars in millions, except per share amounts	2017	2016	2017	2016
EARNINGS
Income (loss) from continuing operations	$363	$172	$1,095	$557
Less: Net income (loss) attributable to noncontrolling interests	—	1	1	—
Income (loss) from continuing operations attributable to Key	363	171	1,094	557
Less: Dividends on Preferred Stock	14	6	56	17
Income (loss) from continuing operations attributable to Key common shareholders	349	165	1,038	540
Income (loss) from discontinued operations, net of taxes (a)	1	1	6	5
Net income (loss) attributable to Key common shareholders	$350	$166	$1,044	$545
WEIGHTED-AVERAGE COMMON SHARES
Weighted-average common shares outstanding (000)	1,073,390	982,080	1,075,296	880,824
Effect of convertible preferred stock	—	—	—	—
Effect of common share options and other stock awards	15,451	12,580	16,359	8,965
Weighted-average common shares and potential common shares outstanding (000) (b)	1,088,841	994,660	1,091,655	889,789
EARNINGS PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.32	$.17	$.96	$.61
Income (loss) from discontinued operations, net of taxes (a)	—	—	.01	.01
Net income (loss) attributable to Key common shareholders (c)	.32	.17	.97	.62

Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$.32	$.16	$.95	$.60
Income (loss) from discontinued operations, net of taxes (a)	—	—	.01	.01
Net income (loss) attributable to Key common shareholders — assuming dilution (c)	.32	.17	.96	.61

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

(b)	Assumes conversion of common share options and other stock awards and/or convertible preferred stock, as applicable.

(c)	EPS may not foot due to rounding.

4. Loans and Loans Held for Sale

in millions	September 30, 2017	December 31, 2016
Commercial and industrial (a)	$41,147	$39,768
Commercial real estate:
Commercial mortgage	14,929	15,111
Construction	1,954	2,345
Total commercial real estate loans	16,883	17,456
Commercial lease financing (b)	4,716	4,685
Total commercial loans	62,746	61,909
Residential — prime loans:
Real estate — residential mortgage	5,476	5,547
Home equity loans	12,238	12,674
Total residential — prime loans	17,714	18,221
Consumer direct loans	1,789	1,788
Credit cards	1,045	1,111
Consumer indirect loans	3,198	3,009
Total consumer loans	23,746	24,129
Total loans (c), (d)	$86,492	$86,038

(a)	Loan balances include $118 million and $116 million of commercial credit card balances at September 30, 2017, and December 31, 2016, respectively.

(b)
Commercial lease financing includes receivables held as collateral for a secured borrowing of $31 million and $68 million at September 30, 2017, and December 31, 2016, respectively. Principal reductions are based on the cash payments received from these related receivables. Additional information pertaining to this secured borrowing is included in Note 19 (“Long-Term Debt”) beginning on page 191 of our 2016 Form 10-K.

(c)
At September 30, 2017, total loans include purchased loans of $16.7 billion of which $783 million were PCI loans. At December 31, 2016, total loans include purchased loans of $21 billion, of which $865 million were PCI loans.

(d)
Total loans exclude loans of $1.4 billion at September 30, 2017, and $1.6 billion at December 31, 2016, related to the discontinued operations of the education lending business. Additional information pertaining to these loans is provided in Note 12 (“Acquisition, Divestiture, and Discontinued Operations”).

Our loans held for sale are summarized as follows:

in millions	September 30, 2017	December 31, 2016
Commercial and industrial	$34	$19
Real estate — commercial mortgage	1,246	1,022
Real estate — construction	—	1
Commercial lease financing	1	—
Real estate — residential mortgage (a)	60	62
Total loans held for sale	$1,341	$1,104

(a)
Real estate — residential mortgage loans held for sale are held at fair value at September 30, 2017, and December 31, 2016. The fair value option was elected for real estate — residential mortgage loans held for sale during the third quarter of 2016 with the First Niagara acquisition. The contractual amount due on these loans totaled $60 million at September 30, 2017, and $62 million at December 31, 2016. Changes in fair value are recorded in “Consumer mortgage income” on the income statement. Additional information regarding residential mortgage loans held for sale fair value methodology is provided in Note 6 (“Fair Value Measurements”).

Our quarterly summary of changes in loans held for sale is provided below:

in millions	September 30, 2017	June 30, 2017	December 31, 2016
Balance at beginning of the period	$1,743	$1,384	$1,137
New originations	2,855	2,876	2,846
Transfers from (to) held to maturity, net	(63)	(7)	11
Loan sales	(3,191)	(2,507)	(2,889)
Loan draws (payments), net	(3)	(3)	(1)
Balance at end of period (a)	$1,341	$1,743	$1,104

(a)
Total loans held for sale include real estate — residential mortgage loans held for sale at fair value of $60 million at September 30, 2017, $63 million at June 30, 2017, and $62 million at December 31, 2016.

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

Our nonperforming assets and past due loans were as follows:

in millions	September 30, 2017	December 31, 2016
Total nonperforming loans (a)	$517	$625
OREO (b)	39	51
Other nonperforming assets	—	—
Total nonperforming assets	$556	$676

Nonperforming assets from discontinued operations—education lending (c)	$8	$5
TDRs included in nonperforming loans	187	141
TDRs with an allocated specific allowance (d)	67	59
Specifically allocated allowance for restructured loans (e)	19	27
Accruing loans past due 90 days or more	86	87
Accruing loans past due 30 through 89 days	329	404

(a)	Nonperforming loan balances exclude $783 million and $865 million of PCI loans at September 30, 2017, and December 31, 2016, respectively.

(b)	Includes carrying value of foreclosed residential real estate of approximately $29 million and $29 million at September 30, 2017 and December 31, 2016, respectively.

(c)
Restructured loans of approximately $24 million and $22 million are included in discontinued operations at September 30, 2017, and December 31, 2016, respectively. See Note 12 (“Acquisition, Divestiture, and Discontinued Operations”) for further discussion.

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

We have PCI loans from two seperate acquisitions, one in 2012 and one during the third quarter of 2016. The following tables present the roll-forward of the accretable yield and the beginning and ending outstanding unpaid principal balance and carrying amount of all PCI loans for the three and nine months ended September 30, 2017, and the twelve months ended December 31, 2016. The rollforward of the accretable yield for the nine months ended September 30, 2017, reflects the impact of prospective purchase accounting adjustments resulting from the finalization of the First Niagara Acquisition Date loan valuation during the second quarter of 2017.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017			2017
in millions	Accretable Yield	Carrying Amount	Outstanding Unpaid Principal Balance	Accretable Yield	Carrying Amount	Outstanding Unpaid Principal Balance
Balance at beginning of period	$137	$812	$930	$197	$865	$1,002
Additions	—			(33)
Accretion	(12)			(32)
Net reclassifications from nonaccretable to accretable	30			19
Payments received, net	(5)			(1)
Disposals	—			—
Balance at end of period	$150	$783	$854	$150	$783	$854

	Twelve Months Ended December 31,
	2016
in millions	Accretable Yield	Carrying Amount	Outstanding Unpaid Principal Balance
Balance at beginning of period	$5	$11	$17
Additions	205
Accretion	(29)
Net reclassifications from nonaccretable to accretable	35
Payments received, net	(19)
Disposals	—
Balance at end of period	$197	$865	$1,002

At September 30, 2017, the approximate carrying amount of our commercial nonperforming loans outstanding represented 79% of their original contractual amount owed, total nonperforming loans outstanding represented 83% of their original contractual amount owed, and nonperforming assets in total were carried at 83% of their original contractual amount owed. At September 30, 2017, our 20 largest nonperforming loans totaled $154 million, representing 30% of total loans on nonperforming status.

Nonperforming loans and loans held for sale reduced expected interest income by $6 million and $18 million for the three and nine months ended September 30, 2017, respectively, and $7 million and $19 million for the three and nine months ended September 30, 2016, respectively.

The following tables set forth a further breakdown of individually impaired loans as of September 30, 2017, and December 31, 2016:

September 30, 2017	Recorded Investment (a)	Unpaid Principal Balance (b)	Specific Allowance
in millions
With no related allowance recorded:
Commercial and industrial	$124	$148	—
Commercial real estate:
Commercial mortgage	12	17	—
Total commercial real estate loans	12	17	—
Total commercial loans	136	165	—
Real estate — residential mortgage	18	18	—
Home equity loans	50	49	—
Consumer indirect loans	2	2	—
Total consumer loans	70	69	—
Total loans with no related allowance recorded	206	234	—
With an allowance recorded:
Commercial and industrial	33	43	$7
Commercial real estate:
Commercial mortgage	—	—	—
Total commercial real estate loans	—	—	—
Total commercial loans	33	43	7
Real estate — residential mortgage	32	32	5
Home equity loans	67	67	7
Consumer direct loans	4	4	—
Credit cards	3	3	—
Consumer indirect loans	31	31	4
Total consumer loans	137	137	16
Total loans with an allowance recorded	170	180	23
Total	$376	$414	$23

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

(b)	The Unpaid Principal Balance represents the customer’s legal obligation to us.

The following table sets forth a further breakdown of the average recorded investment for individually impaired loans reported by Key:

Average Recorded Investment (a)	Three Months Ended September 30,		Nine Months Ended September 30,
in millions	2017	2016	2017	2016
Commercial and industrial	$162	$319	$221	$193
Commercial real estate:
Commercial mortgage	14	7	8	9
Construction	—	17	—	9
Total commercial real estate loans	14	24	8	18
Total commercial loans	176	343	229	211
Real estate — residential mortgage	49	53	50	54
Home equity loans	118	129	121	126
Consumer direct loans	4	3	3	3
Credit cards	2	3	3	3
Consumer indirect loans	33	33	32	35
Total consumer loans	206	221	209	221
Total	$382	$564	$438	$432

(a)
The Recorded Investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on our Consolidated Balance Sheet.

Interest income recognized on the outstanding balances of accruing impaired loans totaled $3 million and $9 million for the three and nine months ended September 30, 2017, respectively, and $2 million and $8 million for the three and nine months ended September 30, 2016, respectively.

At September 30, 2017, aggregate restructured loans (accrual and nonaccrual loans) totaled $315 million, compared to $280 million at December 31, 2016. During the three months ended September 30, 2017, we added $20 million in restructured loans, which were offset by $38 million in payments and charge-offs. During the nine months ended September 30, 2017, we added $134 million in restructured loans, which were partially offset by $99 million in payments and charge-offs. During 2016, we added $107 million in restructured loans, which were offset by $107 million in payments and charge-offs.

A further breakdown of TDRs included in nonperforming loans by loan category as of September 30, 2017, follows:

September 30, 2017	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
dollars in millions
LOAN TYPE
Nonperforming:
Commercial and industrial	20	$105	$83
Commercial real estate:
Commercial mortgage	8	17	12
Total commercial real estate loans	8	17	12
Total commercial loans	28	122	95
Real estate — residential mortgage	303	18	18
Home equity loans	1,145	69	61
Consumer direct loans	55	1	1
Credit cards	250	1	1
Consumer indirect loans	724	14	11
Total consumer loans	2,477	103	92
Total nonperforming TDRs	2,505	225	187
Prior-year accruing:(a)
Commercial and industrial	5	30	13
Total commercial loans	5	30	13
Real estate — residential mortgage	499	32	32
Home equity loans	1,223	72	57
Consumer direct loans	24	1	1
Credit cards	480	3	2
Consumer indirect loans	321	33	23
Total consumer loans	2,547	141	115
Total prior-year accruing TDRs	2,552	171	128

Total TDRs	5,057	$396	$315

(a)	Represents TDRs that were restructured prior to January 1, 2017, and are fully accruing.

A further breakdown of TDRs included in nonperforming loans by loan category as of December 31, 2016, follows:

December 31, 2016	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
dollars in millions
LOAN TYPE
Nonperforming:
Commercial and industrial	18	$91	$50
Commercial real estate:
Commercial mortgage	7	2	1
Total commercial real estate loans	7	2	1
Total commercial loans	25	93	51
Real estate — residential mortgage	264	16	16
Home equity loans	1,199	77	69
Consumer direct loans	32	1	—
Credit cards	336	2	2
Consumer indirect loans	124	4	3
Total consumer loans	1,955	100	90
Total nonperforming TDRs	1,980	193	141
Prior-year accruing: (a)
Commercial and Industrial	5	30	16
Total commercial loans	5	30	16
Real estate — residential mortgage	477	35	35
Home equity loans	1,231	70	57
Consumer direct loans	35	2	2
Credit cards	410	3	1
Consumer indirect loans	377	56	28
Total consumer loans	2,530	166	123
Total prior-year accruing TDRs	2,535	196	139

Total TDRs	4,515	$389	$280

(a)	Represents TDRs that were restructured prior to January 1, 2016, and are fully accruing.

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

Commercial loan TDRs are considered defaulted when principal and interest payments are 90 days past due. Consumer loan TDRs are considered defaulted when principal and interest payments are more than 60 days past due. During the three months ended September 30, 2017, there were no commercial loan TDRs and 45 consumer loan TDRs with a combined recorded investment of $1 million that experienced payment defaults after modifications resulting in TDR status during 2016. During the three months ended September 30, 2016, there were no commercial loan TDRs and 23 consumer loan TDRs with a combined recorded investment of $1 million that experienced payment defaults after modifications resulting in TDR status during 2015.

During the nine months ended September 30, 2017, there were no commercial loan TDRs and 100 consumer loan TDRs with a combined recorded investment of $3 million that experienced payment defaults after modifications resulting in TDR status during 2016. During the nine months ended September 30, 2016, there were no commercial loan TDRs and 153 consumer TDRs with a combined recorded investment of $7 million that experienced payment defaults after modifications resulting in TDR status during 2015.

As TDRs are individually evaluated for impairment under the specific reserve methodology, subsequent defaults do not generally have a significant additional impact on the ALLL. Commitments outstanding to lend additional funds to borrowers whose loan terms have been modified in TDRs are $12 million and $14 million at September 30, 2017 and December 31, 2016, respectively.

Our loan modifications are handled on a case-by-case basis and are negotiated to achieve mutually agreeable terms that maximize loan collectability and meet the borrower’s financial needs. Our concession types are primarily interest rate reductions, forgiveness of principal, and other modifications. The commercial TDR other concession category includes modification of loan terms, covenants, or conditions. The consumer TDR other concession category primarily includes those borrowers’ debts that are discharged through Chapter 7 bankruptcy and have not been formally re-affirmed. At September 30, 2017, and December 31, 2016, the recorded investment of consumer residential mortgage loans in the process of foreclosure was approximately $140 million and $141 million, respectively.

The following table shows the post-modification outstanding recorded investment by concession type for our commercial and consumer accruing and nonaccruing TDRs that occurred during the three and nine months ended September 30, 2017, and September 30, 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions	2017	2016	2017	2016
Commercial loans:
Interest rate reduction	$7	$10	$56	25
Forgiveness of principal	—	—	21	—
Other	—	23	9	$26
Total	$7	$33	$86	$51
Consumer loans:
Interest rate reduction	$3	$2	$10	$8
Forgiveness of principal	—	—	—	—
Other	8	5	21	19
Total	$11	$7	$31	$27
Total commercial and consumer TDRs	$18	$40	$117	$78
Total loans	86,492	85,528	86,492	85,528

Our policies for determining past due loans, placing loans on nonaccrual, applying payments on nonaccrual loans, and resuming accrual of interest for our commercial and consumer loan portfolios are disclosed in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Nonperforming Loans” beginning on page 108 of our 2016 Form 10-K.

The following aging analysis of past due and current loans as of September 30, 2017, and December 31, 2016, provides further information regarding Key’s credit exposure.

Aging Analysis of Loan Portfolio (a)

September 30, 2017	Current	30-59 Days Past Due (b)	60-89 Days Past Due (b)	90 and Greater Days Past Due (b)	Non-performing Loans	Total Past Due and Non-performing Loans	Purchased Credit Impaired	Total Loans (c), (d)
in millions
LOAN TYPE
Commercial and industrial	$40,758	$56	$47	$24	$169	$296	$93	$41,147
Commercial real estate:
Commercial mortgage	14,550	39	9	26	30	104	275	14,929
Construction	1,908	20	—	—	2	22	24	1,954
Total commercial real estate loans	16,458	59	9	26	32	126	299	16,883
Commercial lease financing	4,685	14	3	3	11	31	—	4,716
Total commercial loans	$61,901	$129	$59	$53	$212	$453	$392	$62,746
Real estate — residential mortgage	$5,028	$20	$6	$3	$57	$86	$362	$5,476
Home equity loans	11,927	33	15	12	227	287	24	12,238
Consumer direct loans	1,759	11	6	5	3	25	5	1,789
Credit cards	1,021	7	5	10	2	24	—	1,045
Consumer indirect loans	3,141	31	7	3	16	57	—	3,198
Total consumer loans	$22,876	$102	$39	$33	$305	$479	$391	$23,746
Total loans	$84,777	$231	$98	$86	$517	$932	$783	$86,492

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

Commercial Credit Exposure — Excluding PCI
Credit Risk Profile by Creditworthiness Category (a), (b)

in millions	Commercial and industrial		RE — Commercial		RE — Construction		Commercial lease		Total
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
RATING	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Pass	$39,171	$37,845	$14,188	$14,308	$1,893	$2,287	$4,615	$4,632	$59,867	$59,072
Criticized (Accruing)	1,714	1,514	436	455	35	30	91	45	2,276	2,044
Criticized (Nonaccruing)	169	297	30	26	2	2	10	8	211	333
Total	$41,054	$39,656	$14,654	$14,789	$1,930	$2,319	$4,716	$4,685	$62,354	$61,449

(a)	Credit quality indicators are updated on an ongoing basis and reflect credit quality information as of the dates indicated.

(b)
The term criticized refers to those loans that are internally classified by Key as special mention or worse, which are asset quality categories defined by regulatory authorities. These assets have an elevated level of risk and may have a high probability of default or total loss. Pass rated refers to all loans not classified as criticized.

Consumer Credit Exposure — Excluding PCI
Non-PCI Loans by Refreshed FICO Score (a)

in millions	Residential — Prime		Consumer direct loans		Credit cards		Consumer indirect loans		Total
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
750 and above	$10,389	$9,818	$565	$498	$430	$453	$1,507	$1,266	$12,891	$12,035
660 to 749	5,278	5,266	688	661	492	525	1,191	1,195	7,649	7,647
Less than 660	1,551	1,617	213	194	123	132	473	543	2,360	2,486
No Score	110	1,122	318	428	—	1	27	5	455	1,556
Total	$17,328	$17,823	$1,784	$1,781	$1,045	$1,111	$3,198	$3,009	$23,355	$23,724

(a)
Borrower FICO scores provide information about the credit quality of our consumer loan portfolio as they provide an indication as to the likelihood that a debtor will repay its debts. The scores are obtained from a nationally recognized consumer rating agency and are presented in the above table at the dates indicated.

Commercial Credit Exposure — PCI
Credit Risk Profile by Creditworthiness Category (a), (b)

in millions	Commercial and Industrial		RE — Commercial		RE — Construction		Commercial Lease		Total
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
RATING	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Pass	$40	$12	$154	$139	$24	$21	—	—	$218	$172
Criticized	53	100	121	183	—	5	—	—	174	288
Total	$93	$112	$275	$322	$24	$26	—	—	$392	$460

(a)	Credit quality indicators are updated on an ongoing basis and reflect credit quality information as of the dates indicated.

(b)
The term “criticized” refers to those loans that are internally classified by Key as special mention or worse, which are asset quality categories defined by regulatory authorities. These assets have an elevated level of risk and may have a high probability of default or total loss. Pass rated refers to all loans not classified as criticized.

Consumer Credit Exposure — PCI
PCI Loans by Refreshed FICO Score (a)

in millions	Residential — Prime		Consumer direct loans		Credit cards		Consumer indirect loans		Total
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
750 and above	$140	$133	1	—	—	—	—	—	$141	$133
660 to 749	131	127	$2	$2	—	—	—	—	133	129
Less than 660	111	133	2	4	—	—	—	—	113	137
No Score	4	5	—	1	—	—	—	—	4	6
Total	$386	$398	$5	$7	—	—	—	—	$391	$405

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

For all commercial and consumer loan TDRs, regardless of size, as well as for impaired commercial loans with an outstanding balance of $2.5 million or greater, we conduct further analysis to determine the probable loss content and assign a specific allowance to the loan. We estimate the extent of the individual impairment for commercial loans and TDRs by comparing the recorded investment of the loan with the estimated present value of its future cash flows, the fair value of its underlying collateral, or the loan’s observable market price. Secured consumer loan TDRs that are discharged through Chapter 7 bankruptcy and not formally re-affirmed are adjusted to reflect the fair value of the underlying collateral, less costs to sell. Non-Chapter 7 consumer loan TDRs are evaluated at the account level and assigned a specific allocation based on the estimated present value of future cash flows using the loan’s effective interest rate. A specific allowance also may be assigned, even when sources of repayment appear sufficient, if we remain uncertain about whether the loan will be repaid in full. On at least a quarterly basis, we evaluate the appropriateness of our loss estimation methods to reduce differences between estimated incurred losses and actual losses.

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

The ALLL on the acquired non-impaired loan portfolio is estimated using the same methodology as is used for the originated portfolio, however, the estimated ALLL is compared to the remaining accretable yield to determine if any incremental ALLL must be recorded. For PCI loans, Key estimates cash flows expected to be collected quarterly. Decreases in expected cash flows are recognized as impairment through a provision for credit losses and an increase in the ALLL. The ALLL at September 30, 2017, represents our best estimate of the probable credit losses inherent in the loan portfolio at that date.

A summary of the changes in the ALLL for the periods indicated is presented in the table below:

	Three months ended September 30,		Nine months ended September 30,
in millions	2017	2016	2017	2016
Balance at beginning of period — continuing operations	$870	$854	$858	$796

Charge-offs	(71)	(55)	(230)	(179)
Recoveries	39	11	74	46
Net loans and leases charged off	(32)	(44)	(156)	(133)

Provision for loan and lease losses from continuing operations	42	56	178	203
Foreign currency translation adjustment	—	(1)	—	(1)
Balance at end of period — continuing operations	$880	$865	$880	$865

The changes in the ALLL by loan category for the three and nine months ended September 30, 2017, and September 30, 2016, are as follows:

Three months ended September 30, 2017:

in millions	June 30, 2017	Provision		Charge-offs	Recoveries	September 30, 2017
Commercial and Industrial	$528	$8		$(29)	$25	$532
Commercial real estate:
Real estate — commercial mortgage	144	(1)		(6)	1	138
Real estate — construction	28	3		(2)	—	29
Total commercial real estate loans	172	2		(8)	1	167
Commercial lease financing	40	1		(1)	3	43
Total commercial loans	740	11		(38)	29	742
Real estate — residential mortgage	9	(2)		—	1	8
Home equity loans	42	(1)		(6)	4	39
Consumer direct loans	25	10		(8)	1	28
Credit cards	44	10		(11)	1	44
Consumer indirect loans	10	14		(8)	3	19
Total consumer loans	130	31		(33)	10	138
Total ALLL — continuing operations	870	42	(a)	(71)	39	880
Discontinued operations	21	5		(10)	2	18
Total ALLL — including discontinued operations	$891	$47		$(81)	$41	$898

(a)	Excludes a provision for losses on lending-related commitments of $9 million.

Three months ended September 30, 2016:

in millions	June 30, 2016	Provision		Charge-offs	Recoveries	September 30, 2016
Commercial and Industrial	$513	$19		$(17)	$2	$517
Commercial real estate:
Real estate — commercial mortgage	135	3		—	1	139
Real estate — construction	17	8		(9)	1	$17
Total commercial real estate loans	152	11		(9)	2	156
Commercial lease financing	45	5		(5)	—	45
Total commercial loans	710	35		(31)	4	718
Real estate — residential mortgage	18	(3)		(1)	1	15
Home equity loans	65	1		(5)	3	64
Consumer direct loans	19	4		(6)	1	18
Credit cards	30	17		(9)	1	39
Consumer indirect loans	12	1		(3)	1	11
Total consumer loans	144	20		(24)	7	147
Total ALLL — continuing operations	854	55	(a)	(55)	11	865
Discontinued operations	20	1		(6)	3	18
Total ALLL — including discontinued operations	$874	$56		$(61)	$14	$883

(a)	Includes a $1 million foreign currency translation adjustment. Excludes a provision for losses on lending-related commitments of $3 million.

Nine months ended September 30, 2017:

in millions	December 31, 2016	Provision		Charge-offs	Recoveries	September 30, 2017
Commercial and Industrial	$508	$93		$(101)	$32	$532
Commercial real estate:
Real estate — commercial mortgage	144	2		(9)	1	138
Real estate — construction	22	8		(2)	1	$29
Total commercial real estate loans	166	10		(11)	2	167
Commercial lease financing	42	5		(9)	5	43
Total commercial loans	716	108		(121)	39	742
Real estate — residential mortgage	17	(11)		(2)	4	8
Home equity loans	54	(4)		(23)	12	39
Consumer direct loans	24	26		(26)	4	28
Credit cards	38	36		(34)	4	44
Consumer indirect loans	9	23		(24)	11	19
Total consumer loans	142	70		(109)	35	138
Total ALLL — continuing operations	858	178	(a)	(230)	74	880
Discontinued operations	24	8		(20)	6	18
Total ALLL — including discontinued operations	$882	$186		$(250)	$80	$898

(a)	Excludes a provision for losses on lending-related commitments of $2 million.

Nine months ended September 30, 2016:

in millions	December 31, 2015	Provision		Charge-offs	Recoveries	September 30, 2016
Commercial and Industrial	$450	$137		$(78)	$8	$517
Commercial real estate:
Real estate — commercial mortgage	134	(1)		(3)	9	139
Real estate — construction	25	(1)		(9)	2	$17
Total commercial real estate loans	159	(2)		(12)	11	156
Commercial lease financing	47	7		(11)	2	45
Total commercial loans	656	142		(101)	21	718
Real estate — residential mortgage	18	(2)		(4)	3	15
Home equity loans	57	19		(22)	10	64
Consumer direct loans	20	12		(18)	4	18
Credit cards	32	29		(25)	3	39
Consumer indirect loans	13	2		(9)	5	11
Total consumer loans	140	60		(78)	25	147
Total ALLL — continuing operations	796	202	(a)	(179)	46	865
Discontinued operations	28	3		(21)	8	18
Total ALLL — including discontinued operations	$824	$205		$(200)	$54	$883

(a)	Includes a $1 million foreign currency translation adjustment. Excludes a credit for losses on lending-related commitments of $3 million.

Our allowance applies expected loss rates to our existing loans with similar risk characteristics as well as any adjustments to reflect our current assessment of qualitative factors, such as changes in economic conditions, underwriting standards, and concentrations of credit.

There was $4 million of provision for loan and lease losses on PCI loans during the nine months ended September 30, 2017, and less than $1 million of provision for loan and lease losses on PCI loans during the three months ended September 30, 2017. There was $11 million of provision for loan and lease losses on PCI loans during the twelve months ended December 31, 2016. The provision for loan and lease losses on PCI loans was less than $1 million for the three and nine months ended September 30, 2016.

A breakdown of the individual and collective ALLL and the corresponding loan balances as of September 30, 2017, follows:

	Allowance			Outstanding
September 30, 2017	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired	Loans		Individually Evaluated for Impairment	Collectively Evaluated for Impairment		Purchased Credit Impaired
in millions
Commercial and industrial	$7	$522	3	$41,147		$157	$40,897		$93
Commercial real estate:
Commercial mortgage	—	135	3	14,929		12	14,641		275
Construction	—	29	—	1,954		—	1,930		24
Total commercial real estate loans	—	164	3	16,883		12	16,571		299
Commercial lease financing	—	43	—	4,716		—	4,716		—
Total commercial loans	7	729	6	62,746		169	62,184		392
Real estate — residential mortgage	4	3	1	5,476		50	5,064		362
Home equity loans	7	31	1	12,238		117	12,098		24
Consumer direct loans	—	28	—	1,789		4	1,780		5
Credit cards	—	44	—	1,045		3	1,042		—
Consumer indirect loans	4	15	—	3,198		33	3,165		—
Total consumer loans	15	121	2	23,746		207	23,149		391
Total ALLL — continuing operations	22	850	8	86,492		376	85,333		783
Discontinued operations	4	14	—	1,372	(a)	26	1,346	(a)	—
Total ALLL — including discontinued operations	$26	$864	8	$87,864		$402	$86,679		$783

(a)	Amount includes $2 million of loans carried at fair value that are excluded from ALLL consideration.

A breakdown of the individual and collective ALLL and the corresponding loan balances as of December 31, 2016, follows:

	Allowance			Outstanding
December 31, 2016	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired	Loans		Individually Evaluated for Impairment	Collectively Evaluated for Impairment		Purchased Credit Impaired
in millions
Commercial and Industrial	$17	$486	5	$39,768		$284	$39,372		$112
Commercial real estate:
Commercial mortgage	—	144	—	15,111		5	14,784		322
Construction	—	22	—	2,345		—	2,319		26
Total commercial real estate loans	—	166	—	17,456		5	17,103		348
Commercial lease financing	—	42	—	4,685		—	4,685		—
Total commercial loans	17	694	5	61,909		289	61,160		460
Real estate — residential mortgage	2	15	—	5,547		51	5,128		368
Home equity loans	17	37	—	12,674		125	12,519		30
Consumer direct loans	—	24	—	1,788		3	1,778		7
Credit cards	—	38	—	1,111		3	1,108		—
Consumer indirect loans	1	8	—	3,009		30	2,979		—
Total consumer loans	20	122	—	24,129		212	23,512		405
Total ALLL — continuing operations	37	816	5	86,038		501	84,672		865
Discontinued operations	2	22	—	1,565	(a)	22	1,543	(a)	—
Total ALLL — including discontinued operations	$39	$838	$5	$87,603		$523	$86,215		$865

(a)	Amount includes $3 million of loans carried at fair value that are excluded from ALLL consideration.

The liability for credit losses inherent in unfunded lending-related commitments, such as letters of credit and unfunded loan commitments, is included in “accrued expense and other liabilities” on the balance sheet. We establish the amount of this reserve by considering both historical trends and current market conditions quarterly, or more often if deemed necessary.

Changes in the liability for credit losses on unfunded lending-related commitments are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
in millions	2017	2016	2017	2016
Balance at beginning of period	$48	$50	$55	$56
Provision (credit) for losses on lending-related commitments	9	3	2	(3)
Balance at end of period	$57	$53	$57	$53

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

•
Securities are classified as Level 2 if quoted prices for identical securities are not available, and fair value is determined using pricing models (either by a third-party pricing service or internally) or quoted prices of similar securities. These instruments include municipal bonds, bonds backed by the U.S. government, corporate bonds, agency residential and CMBS, securities issued by the U.S. Treasury, money markets, and certain agency and corporate CMOs. Inputs to the pricing models include standard inputs (i.e. yields, benchmark securities, bids, and offers), actual trade data (i.e. spreads, credit ratings, and interest rates) for comparable assets, spread tables, matrices, high-grade scales, and option-adjusted spreads.

•
Securities are classified as Level 3 when there is limited activity in the market for a particular instrument. To determine fair value in such cases, depending on the complexity of the valuations required, we use internal models based on certain assumptions or a third-party valuation service. At September 30, 2017, our Level 3 instruments consist of two convertible preferred securities. Our Corporate Strategy group is responsible for reviewing the valuation model and determining the fair value of these investments on a quarterly basis. The securities are valued using a cash flow analysis of the associated private company issuers. The valuations of the securities are negatively affected by projected net losses of the associated private companies and positively affected by projected net gains.

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

Our indirect investments include primary and secondary investments in private equity funds engaged mainly in venture- and growth-oriented investing. These investments do not have readily determinable fair values. Indirect investments are valued using a methodology that is consistent with accounting guidance allowing us to estimate fair value based upon net asset value per share (or its equivalent, such as member units or an ownership interest in partners’ capital to which a proportionate share of net assets is attributed). On January 13, 2017, Key filed for an additional extension for illiquid funds, to retain certain indirect investments until the earlier of the date on which the investment is conformed or is expected to mature, or July 21, 2022. The application for an extension was approved on February 14, 2017. As of September 30, 2017, we have not committed to a plan to sell these investments. Therefore, these investments continue to be valued using the net asset value per share methodology.

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

The following table presents the fair value of our direct and indirect principal investments and related unfunded commitments at September 30, 2017, as well as financial support provided for the three and nine months ended September 30, 2017, and September 30, 2016.

			Financial support provided
			Three months ended September 30,				Nine months ended September 30,
	September 30, 2017		2017		2016		2017		2016
in millions	Fair Value	Unfunded Commitments	Funded Commitments	Funded Other	Funded Commitments	Funded Other	Funded Commitments	Funded Other	Funded Commitments	Funded Other
INVESTMENT TYPE
Direct investments (a)	$13	—	—	—	—	—	—	—	—	$13
Indirect investments (b) (measured at NAV)	138	$35	—	—	$2	—	$1	—	$5	—
Total	$151	$35	—	—	$2	—	$1	—	$5	$13

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are measured at fair value on a recurring basis in accordance with GAAP. The following tables present these assets and liabilities at September 30, 2017, and December 31, 2016.

September 30, 2017	Level 1	Level 2	Level 3	Total
in millions
ASSETS MEASURED ON A RECURRING BASIS
Trading account assets:
U.S. Treasury, agencies and corporations	—	$582	—	$582
States and political subdivisions	—	33	—	33
Collateralized mortgage obligations	—	—	—	—
Other mortgage-backed securities	—	124	—	124
Other securities	$2	35	—	37
Total trading account securities	2	774	—	776
Commercial loans	—	7	—	7
Total trading account assets	2	781	—	783
Securities available for sale:
U.S. Treasury, agencies and corporations	—	158	—	158
States and political subdivisions	—	10	—	10
Agency residential collateralized mortgage obligations	—	15,401	—	15,401
Agency residential mortgage-backed securities	—	1,541	—	1,541
Agency commercial mortgage-backed securities	—	1,882	—	1,882
Other securities	—	—	$20	20
Total securities available for sale	—	18,992	20	19,012
Other investments:
Principal investments:
Direct	—	—	13	13
Indirect (measured at NAV) (a)	—	—	—	138
Total principal investments	—	—	13	151
Equity investments:
Direct	—	2	—	2
Total equity investments	—	2	—	2
Total other investments	—	2	13	153
Loans, net of unearned income	—	—	—	—
Loans held for sale	—	58	2	60
Derivative assets:
Interest rate	—	720	11	731
Foreign exchange	103	26	—	129
Commodity	—	144	—	144
Credit	—	—	1	1
Other	—	3	4	7
Derivative assets	103	893	16	1,012
Netting adjustments (b)	—	—	—	(390)
Total derivative assets	103	893	16	622
Accrued income and other assets	—	—	—	—
Total assets on a recurring basis at fair value	$105	$20,726	$51	$20,630
LIABILITIES MEASURED ON A RECURRING BASIS
Bank notes and other short-term borrowings:
Short positions	$89	$527	—	$616
Derivative liabilities:
Interest rate	—	498	—	498
Foreign exchange	114	23	—	137
Commodity	—	135	—	135
Credit	—	6	—	6
Other	—	13	—	13
Derivative liabilities	114	675	—	789
Netting adjustments (b)	—	—	—	(557)
Total derivative liabilities	114	675	—	232
Accrued expense and other liabilities	—	—	—	—
Total liabilities on a recurring basis at fair value	$203	$1,202	—	$848

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

December 31, 2016	Level 1	Level 2	Level 3	Total
in millions
ASSETS MEASURED ON A RECURRING BASIS
Trading account assets:
U.S. Treasury, agencies and corporations	—	$655	—	$655
States and political subdivisions	—	8	—	8
Collateralized mortgage obligations	—	—	—	—
Other mortgage-backed securities	—	113	—	113
Other securities	—	73	—	73
Total trading account securities	—	849	—	849
Commercial loans	—	18	—	18
Total trading account assets	—	867	—	867
Securities available for sale:
U.S. Treasury, agencies and corporations	—	184	—	184
States and political subdivisions	—	11	—	11
Agency residential collateralized mortgage obligations	—	16,408	—	16,408
Agency residential mortgage-backed securities	—	1,846	—	1,846
Agency commercial mortgage-backed securities	—	1,743	—	1,743
Other securities	$3	—	$17	20
Total securities available for sale	3	20,192	17	20,212
Other investments:
Principal investments:
Direct	—	—	27	27
Indirect (measured at NAV) (a)	—	—	—	158
Total principal investments	—	—	27	185
Equity and mezzanine investments:
Indirect (measured at NAV) (a)	—	—	—	6
Total equity and mezzanine investments	—	—	—	6
Total other investments	—	—	27	191
Loans, net of unearned income	—	—	—	—
Loans held for sale	—	62	—	62
Derivative assets:
Interest rate	—	923	7	930
Foreign exchange	114	9	—	123
Commodity	—	176	—	176
Credit	—	—	1	1
Other	—	2	2	4
Derivative assets	114	1,110	10	1,234
Netting adjustments (b)	—	—	—	(431)
Total derivative assets	114	1,110	10	803
Accrued income and other assets	—	8	—	8
Total assets on a recurring basis at fair value	$117	$22,239	$54	$22,143
LIABILITIES MEASURED ON A RECURRING BASIS
Bank notes and other short-term borrowings:
Short positions	$192	$616	—	$808
Derivative liabilities:
Interest rate	—	737	—	737
Foreign exchange	102	11	—	113
Commodity	—	165	—	165
Credit	—	4	—	4
Other	—	1	—	1
Derivative liabilities	102	918	—	1,020
Netting adjustments (b)	—	—	—	(384)
Total derivative liabilities	102	918	—	636
Accrued expense and other liabilities	—	14	—	14
Total liabilities on a recurring basis at fair value	$294	$1,548	—	$1,458

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

Changes in Level 3 Fair Value Measurements

The following table shows the components of the change in the fair values of our Level 3 financial instruments for the three and nine months ended September 30, 2017, and September 30, 2016. We mitigate the credit risk, interest rate risk, and risk of loss related to many of these Level 3 instruments by using securities and derivative positions classified as Level 1 or Level 2. Level 1 and Level 2 instruments are not included in the following table. Therefore, the gains or losses shown do not include the impact of our risk management activities.

in millions	Beginning of Period Balance	Gains (Losses) Included in Other Comprehensive Income	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers Other	Transfers into Level 3 (a)		Transfers out of Level 3 (a)		End of Period Balance (f)	Unrealized Gains (Losses) Included in Earnings
Nine months ended September 30, 2017
Securities available for sale
Other securities	$17	$3	—		—	—	—	—	—		—		$20	—
Other investments
Principal investments
Direct	27	—	$(7)	(b)	—	$(7)	—	—	—		—		13	$(1)	(b)
Derivative instruments (c)
Interest rate	7	—	—		—	—	—	—	$13	(e)	$(9)	(e)	11	—
Credit	1	—	(12)	(d)	—	—	$12	—	—		—		1	—
Other (g)	2	—	—		—	—	—	$2	—		—		4	—
Loans held for sale	—	—	—		—	(1)	—	3	—		—		2	—
Three months ended September 30, 2017
Securities available for sale
Other securities	$20	$1	—		—	—	—	—	—		$(1)		$20	—
Other investments
Principal investments
Direct	15	—	$(2)	(b)	—	—	—	—	—		—		13	$2	(b)
Derivative instruments (c)
Interest rate	16	—	—		—	—	—	—	$1	(e)	(6)	(e)	11	—
Credit	1	—	(5)	(d)	—	—	$5	—	—		—		1	—
Other (g)	4	—	—		—	—	—	—	—		—		4	—
Loans held for sale	—	—	—		—	$(1)	—	$3	—		—		2	—

in millions	Beginning of Period Balance	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers Other	Transfers into Level 3 (a)		Transfers out of Level 3 (a)		End of Period Balance (f)	Unrealized Gains (Losses) Included in Earnings
Nine months ended September 30, 2016
Securities available for sale
Other securities	$17	—		—	—	—	—	—		—		$17	—
Other investments
Principal investments
Direct	50	$7	(b)	—	$(30)	—	—	—		—		27	$2	(b)
Other indirect	20	—	(b)	—	(20)	—	—	—		—		—	(1)	(b)
Derivative instruments (c)
Interest rate	16	6	(d)	—	—	—	—	$8	(e)	$(21)	(e)	9	—
Credit	1	(9)	(d)	—	—	$10	—	—		—		2	—
Other (g)	—	—		$5	—	—	$(1)	—		—		4	—
Three months ended September 30, 2016
Securities available for sale
Other securities	$17	—		—	—	—	—	—		—		$17	—
Other investments
Principal investments
Direct	24	$4	(b)	—	$(1)	—	—	—		—		27	$3	(b)
Derivative instruments (c)
Interest rate	15	—	(d)	—	—	—	—	$5	(e)	$(11)	(e)	9	—
Credit	2	(3)	(d)	—	—	$3	—	—		—		2	—
Other (g)	—	—		$5	—	—	$(1)	—		—		4	—

(a)	Our policy is to recognize transfers into and transfers out of Level 3 as of the end of the reporting period.

(b)	Realized and unrealized gains and losses on principal investments are reported in “net gains (losses) from principal investing” on the income statement.

(c)	Amounts represent Level 3 derivative assets less Level 3 derivative liabilities.

(d)	Realized and unrealized gains and losses on derivative instruments are reported in “corporate services income” and “other income” on the income statement.

(e)
Certain derivatives previously classified as Level 2 were transferred to Level 3 because Level 3 unobservable inputs became significant. Certain derivatives previously classified as Level 3 were transferred to Level 2 because Level 3 unobservable inputs became less significant.

(f)	There were no issuances for the nine-month periods ended September 30, 2017, and September 30, 2016.

(g)	Amounts represent Level 3 interest rate lock commitments.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in accordance with GAAP. The adjustments to fair value generally result from the application of accounting guidance that requires assets and liabilities to be recorded at the lower of cost or fair value, or assessed for impairment. There were no liabilities measured at fair value on a nonrecurring basis at September 30, 2017, and December 31, 2016. The following table presents our assets measured at fair value on a nonrecurring basis at September 30, 2017, and December 31, 2016:

	September 30, 2017				December 31, 2016
in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A NONRECURRING BASIS
Impaired loans	—	—	$9	$9	—	—	$11	$11
Loans held for sale (a)	—	—	—	—	—	—	—	—
Accrued income and other assets	—	—	9	9	—	—	11	11
Total assets on a nonrecurring basis at fair value	—	—	$18	$18	—	—	$22	$22

(a)
During the first nine months of 2017, we transferred $29 million of commercial loans and leases at their current fair value from held-for- sale status to the held-to-maturity portfolio, compared to $35 million during 2016.

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

•
The fair value of the collateral, which may take the form of real estate or personal property, is based on internal estimates, field observations, and assessments provided by third-party appraisers. We perform or reaffirm appraisals of collateral-dependent impaired loans at least annually. Appraisals may occur more frequently if the most recent appraisal does not accurately reflect the current market, if the debtor is seriously delinquent or chronically past due, or there has been a material deterioration in the performance of the project or condition of the property. If an updated appraisal is less than the carrying amount of a collateral-dependent impaired loan, then the difference between the carrying amount and the updated appraisal value is reflected in the ALLL.

Impairment valuations are back-tested each quarter, based on a look-back of actual incurred losses on closed deals previously evaluated for impairment. The overall percent variance of actual net loan charge-offs on closed deals compared to the specific allocations on such deals is considered in determining each quarter’s specific allocations.

Commercial loans held for sale. Through a quarterly analysis of our loan portfolios held for sale, which include both performing and nonperforming commercial loans, we determine any adjustments necessary to record the portfolios at the lower of cost or fair value in accordance with GAAP. Our analysis concluded that there were no commercial loans held for sale adjusted to fair value at September 30, 2017, and December 31, 2016.

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

Quantitative Information about Level 3 Fair Value Measurements

The range and weighted average of the significant unobservable inputs used to fair value our material Level 3 recurring and nonrecurring assets at September 30, 2017, and December 31, 2016, along with the valuation techniques used, are shown in the following table:

September 30, 2017	Fair Value of Level 3 Assets	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
dollars in millions
Recurring
Other investments — principal investments — direct:	$13	Individual analysis of the condition of each investment
Debt instruments			EBITDA multiple	6.00 - 6.00 (6.00)
Nonrecurring
Impaired loans	9	Fair value of underlying collateral	Discount	00.00 - 50.00% (23.00%)

December 31, 2016	Fair Value of Level 3 Assets	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
dollars in millions
Recurring
Other investments — principal investments — direct:	$27	Individual analysis of the condition of each investment
Debt instruments			EBITDA multiple	6.30 - 7.00 (6.50)
Equity instruments of private companies			EBITDA multiple (where applicable)	N/A (6.3)
Nonrecurring
Impaired loans	11	Fair value of underlying collateral	Discount	00.00 - 70.00% (46.00%)

Fair Value Disclosures of Financial Instruments

The levels in the fair value hierarchy ascribed to our financial instruments and the related carrying amounts at September 30, 2017, and December 31, 2016, are shown in the following tables:

	September 30, 2017
		Fair Value
in millions	Carrying Amount	Level 1	Level 2	Level 3	Measured at NAV	Netting Adjustment		Total
ASSETS
Cash and short-term investments (a)	$4,555	$4,555	—	—	—	—		$4,555
Trading account assets (b)	783	2	$781	—	—	—		783
Securities available for sale (b)	19,012	—	18,992	$20	—	—		19,012
Held-to-maturity securities (c)	10,276	—	10,109	—	—	—		10,109
Other investments (b)	728	—	2	584	138	—		724
Loans, net of allowance (d)	85,612	—	—	84,211	—	—		84,211
Loans held for sale (b)	1,341	—	58	1,283	—	—		1,341
Derivative assets (b)	622	103	893	16	—	(390)	(f)	622
LIABILITIES
Deposits with no stated maturity (a)	$92,207	—	$92,207	—	—	—		$92,207
Time deposits (e)	11,239	—	11,342	—	—	—		11,342
Short-term borrowings (a)	988	$89	899	—	—	—		988
Long-term debt (e)	15,100	13,752	1,741	—	—	—		15,493
Derivative liabilities (b)	232	114	675	—	—	(557)	(f)	232

	December 31, 2016
		Fair Value
in millions	Carrying Amount	Level 1	Level 2	Level 3	Measured at NAV	Netting Adjustment		Total
ASSETS
Cash and short-term investments (a)	$3,452	$3,452	—	—	—	—		$3,452
Trading account assets (b)	867	—	$867	—	—	—		867
Securities available for sale (b)	20,212	3	20,192	$17	—	—		20,212
Held-to-maturity securities (c)	10,232	—	10,007	—	—	—		10,007
Other investments (b)	738	—	—	569	$164	—		733
Loans, net of allowance (d)	85,180	—	—	83,285	—	—		83,285
Loans held for sale (b)	1,104	—	62	1,042	—	—		1,104
Derivative assets (b)	803	114	1,110	10	—	$(431)	(f)	803
LIABILITIES
Deposits with no stated maturity (a)	$93,906	—	$93,906	—	—	—		$93,906
Time deposits (e)	10,181	—	10,267	—	—	—		10,267
Short-term borrowings (a)	2,310	$192	2,118	—	—	—		2,310
Long-term debt (e)	12,384	12,386	304	—	—	—		12,690
Derivative liabilities (b)	636	102	918	—	—	$(384)	(f)	636
Valuation Methods and Assumptions

(a)	Fair value equals or approximates carrying amount. The fair value of deposits with no stated maturity does not take into consideration the value ascribed to core deposit intangibles.

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

We use valuation methods based on exit market prices in accordance with applicable accounting guidance. We determine fair value based on assumptions pertaining to the factors that a market participant would consider in valuing the asset. A substantial portion of our fair value adjustments are related to liquidity. During 2016 and the first nine months of 2017, the fair values of our loan portfolios generally remained stable, primarily due to increasing liquidity in the loan markets. If we were to use different assumptions, the fair values shown in the preceding table could change. Also, because the applicable accounting guidance for financial instruments excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements, the fair value amounts shown in the table above do not, by themselves, represent the underlying value of our company as a whole.

Education lending business. The discontinued education lending business consists of loans in portfolio recorded at carrying value with appropriate valuation reserves, and loans in portfolio recorded at fair value. All of these loans were excluded from the table above as follows:

•	Loans at carrying value, net of allowance, of $1.4 billion ($1.2 billion at fair value) at September 30, 2017, and $1.5 billion ($1.3 billion at fair value) at December 31, 2016;

•	Portfolio loans at fair value of $2 million at September 30, 2017, and $3 million at December 31, 2016.

These loans and securities are classified as Level 3 because we rely on unobservable inputs when determining fair value since observable market data is not available.

Residential real estate mortgage loans. Residential real estate mortgage loans with carrying amounts of $5.5 billion at September 30, 2017, and $5.5 billion at December 31, 2016, are included in “Loans, net of allowance” in the previous table.

Short-term financial instruments. For financial instruments with a remaining average life to maturity of less than six months, carrying amounts were used as an approximation of fair values.

7. Securities

Securities available for sale. These are securities that we intend to hold for an indefinite period of time but that may be sold in response to changes in interest rates, prepayment risk, liquidity needs, or other factors. Securities available for sale are reported at fair value. Realized gains and losses resulting from sales of securities using the specific identification method are included in “other income” on the income statement. Unrealized gains and losses (net of income taxes) deemed temporary are recorded in equity as a component of AOCI on the balance sheet. Unrealized losses on securities deemed to be “other-than-temporary” are included in “other income” on the income statement or in AOCI on the balance sheet in accordance with the applicable accounting guidance related to the recognition of OTTI of securities.

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

	September 30, 2017
in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies, and corporations	$160	—	$2	$158
States and political subdivisions	10	—	—	10
Agency residential collateralized mortgage obligations	15,580	$24	203	15,401
Agency residential mortgage-backed securities	1,547	4	10	1,541
Agency commercial mortgage-backed securities	1,928	—	46	1,882
Other securities	17	3	—	20
Total securities available for sale	$19,242	$31	$261	$19,012
HELD TO MATURITY SECURITIES
Agency residential collateralized mortgage obligations	$7,788	$2	$143	$7,647
Agency residential mortgage-backed securities	601	1	2	600
Agency commercial mortgage-backed securities	1,872	8	33	1,847
Other securities	15	—	—	15
Total held-to-maturity securities	$10,276	$11	$178	$10,109

	December 31, 2016
in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies, and corporations	$188	—	$4	$184
States and political subdivisions	11	—	—	11
Agency residential collateralized mortgage obligations	16,652	$31	275	16,408
Agency residential mortgage-backed securities	1,857	6	17	1,846
Agency commercial mortgage-backed securities	1,778	—	35	1,743
Other securities	21	—	1	20
Total securities available for sale	$20,507	$37	$332	$20,212
HELD TO MATURITY SECURITIES
Agency residential collateralized mortgage obligations	$8,404	$1	$173	$8,232
Agency residential mortgage-backed securities	629	—	5	624
Agency commercial mortgage-backed securities	1,184	1	49	1,136
Other securities	15	—	—	15
Total held-to-maturity securities	$10,232	$2	$227	$10,007

The following table summarizes our securities that were in an unrealized loss position as of September 30, 2017, and December 31, 2016.

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2017
Securities available for sale:
U.S Treasury, agencies, and corporations	$86	$1	$70	$1	$156	$2
Agency residential collateralized mortgage obligations	6,699	56	5,653	147	12,352	203
Agency residential mortgage-backed securities	1,245	9	88	1	1,333	10
Agency commercial mortgage-backed securities	760	11	1,122	35	1,882	46
Other securities (a)	2	—	—	—	2	—
Held-to-maturity:
Agency residential collateralized mortgage obligations	3,208	52	3,778	91	6,986	143
Agency residential mortgage-backed securities	391	2	—	—	391	2
Agency commercial mortgage-backed securities	508	2	496	31	1,004	33
Other securities (b)	2	—	4	—	6	—
Total temporarily impaired securities	$12,901	$133	$11,211	$306	$24,112	$439
December 31, 2016
Securities available for sale:
U.S. Treasury, agencies, and corporations	$182	$4	—	—	$182	$4
Agency residential collateralized mortgage obligations	12,345	231	$1,410	$44	13,755	275
Agency residential mortgage-backed securities	1,452	17	—	—	1,452	17
Agency commercial mortgage-backed securities	1,482	35	—	—	1,482	35
Other securities (a)	2	—	3	1	5	1
Held-to-maturity:
Agency residential collateralized mortgage obligations	7,028	156	518	17	7,546	173
Agency residential mortgage-backed securities	547	5	—	—	547	5
Agency commercial mortgage-backed securities	996	49	—	—	996	49
Other securities (b)	4	—	—	—	4	—
Total temporarily impaired securities	$24,038	$497	$1,931	$62	$25,969	$559

(a)	Gross unrealized losses totaled less than $1 million for other securities available for sale at September 30, 2017, and December 31, 2016.

(b)	Gross unrealized losses totaled less than $1 million for other securities held-to maturity at September 30, 2017 and December 31, 2016.

At September 30, 2017, we had $203 million of gross unrealized losses related to 352 fixed-rate agency residential CMOs that we invested in as part of our overall A/LM strategy. These securities had a weighted-average maturity of 4.12 years at September 30, 2017. We also had $10 million of gross unrealized losses related to 219 agency residential mortgage-backed securities positions, which had a weighted-average maturity of 3.93 years at September 30, 2017. Because these securities have a fixed interest rate, their fair value is sensitive to movements in market interest rates. These unrealized losses are considered temporary since we expect to collect all contractually due amounts from these securities. Accordingly, these investments were reduced to their fair value through OCI, not through earnings.

We regularly assess our securities portfolio for OTTI. The assessments are based on the nature of the securities, the underlying collateral, the financial condition of the issuer, the extent and duration of the loss, our intent related to the individual securities, and the likelihood that we will have to sell securities prior to expected recovery.

The debt securities identified as OTTI are written down to their current fair value. For those debt securities that we intend to sell, or more likely than not will be required to sell prior to the expected recovery of the amortized cost, the entire impairment (i.e., the difference between amortized cost and the fair value) is recognized in earnings. For those debt securities that we do not intend to sell, or more likely than not will not be required to sell prior to expected recovery, the credit portion of OTTI is recognized in earnings, while the remaining OTTI is recognized in equity as a component of AOCI on the balance sheet. As shown in the following table, we did not have any impairment losses recognized in earnings for the three and nine months ended September 30, 2017, and September 30, 2016.

Nine months ended September 30, 2017
in millions
Balance at December 31, 2016	$4
Impairment recognized in earnings	—
Balance at September 30, 2017	$4

For the nine months ended September 30, 2017, net realized securities gains totaled less than $1 million.

At September 30, 2017, securities available for sale and held-to-maturity securities totaling $7.8 billion were pledged to secure securities sold under repurchase agreements, to secure public and trust deposits, to facilitate access to secured funding, and for other purposes required or permitted by law.

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

	Securities Available for Sale		Held to Maturity Securities
September 30, 2017	Amortized Cost	Fair Value	Amortized Cost	Fair Value
in millions
Due in one year or less	$190	$192	$76	$76
Due after one through five years	16,032	15,825	7,506	7,386
Due after five through ten years	3,010	2,985	2,087	2,054
Due after ten years	10	10	607	593
Total	$19,242	$19,012	$10,276	$10,109

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

At September 30, 2017, after taking into account the effects of bilateral collateral and master netting agreements, we had $24 million of derivative assets and $19 million of derivative liabilities that relate to contracts entered into for hedging purposes. As of the same date, after taking into account the effects of bilateral collateral and master netting agreements and a reserve for potential future losses, we had derivative assets of $598 million and derivative liabilities of $213 million that were not designated as hedging instruments.

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

Derivatives Not Designated in Hedge Relationships

On occasion, we enter into interest rate swap contracts to manage economic risks but do not designate the instruments in hedge relationships. Excluding contracts addressing customer exposures, the amount of derivatives hedging risks on an economic basis at September 30, 2017, was not significant.

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

Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments

The following table summarizes the fair values of our derivative instruments on a gross and net basis as of September 30, 2017, and December 31, 2016. The change in the notional amounts of these derivatives by type from December 31, 2016, to September 30, 2017, indicates the volume of our derivative transaction activity during the first nine months of 2017. The notional amounts are not affected by bilateral collateral and master netting agreements. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Where master netting agreements are not in effect or are not enforceable under bankruptcy laws, we do not adjust those derivative assets and liabilities with counterparties. Securities collateral related to legally enforceable master netting agreements is not offset on the balance sheet. Our derivative instruments are included in “derivative assets” or “derivative liabilities” on the balance sheet, as indicated in the following table:

	September 30, 2017			December 31, 2016
		Fair Value			Fair Value
in millions	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate	$25,489	$87	$29	$24,237	$189	$94
Foreign exchange	290	—	15	282	6	4
Total	25,779	87	44	24,519	195	98
Derivatives not designated as hedging instruments:
Interest rate	60,887	644	469	55,315	741	643
Foreign exchange	8,664	129	122	6,230	117	109
Commodity	1,696	144	135	1,474	176	165
Credit	484	1	6	360	1	4
Other (a)	2,359	7	13	390	4	1
Total	74,090	925	745	63,769	1,039	922
Netting adjustments (b)	—	(390)	(557)	—	(431)	(384)
Net derivatives in the balance sheet	99,869	622	232	88,288	803	636
Other collateral (c)	—	(7)	(81)	—	(21)	(97)
Net derivative amounts	$99,869	$615	$151	$88,288	$782	$539

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

Fair value hedges. Instruments designated as fair value hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. The effective portion of a change in the fair value of an instrument designated as a fair value hedge is recorded in earnings at the same time as a change in fair value of the hedged item, resulting in no effect on net income. The ineffective portion of a change in the fair value of such a hedging instrument is recorded in “other income” on the income statement with no corresponding offset. During the nine-month period ended September 30, 2017, we did not exclude any portion of these hedging instruments from the assessment of hedge effectiveness. While there is some immaterial ineffectiveness in our hedging relationships, all of our fair value hedges remained “highly effective” as of September 30, 2017.

The following table summarizes the pre-tax net gains (losses) on our fair value hedges for the three-month and nine-month periods ended September 30, 2017, and September 30, 2016, and where they are recorded on the income statement.

in millions	Income Statement Location of Net Gains (Losses) on Derivative	Net Gains (Losses) on Derivative	Hedged Item	Income Statement Location of Net Gains (Losses) on Hedged Item	Net Gains (Losses) on Hedged Item
Three months ended September 30, 2017
Interest rate	Other income	$(19)	Long-term debt	Other income	$20	(a)
Interest rate	Interest expense — Long-term debt	10
Total		$(9)			$20
Nine months ended September 30, 2017
Interest rate	Other income	$(49)	Long-term debt	Other income	$50	(a)
Interest rate	Interest expense — Long-term debt	42
Total		$(7)			$50

in millions	Income Statement Location of Net Gains (Losses) on Derivative	Net Gains (Losses) on Derivative	Hedged Item	Income Statement Location of Net Gains (Losses) on Hedged Item	Net Gains (Losses) on Hedged Item
Three months ended September 30, 2016
Interest rate	Other income	$(60)	Long-term debt	Other income	$61	(a)
Interest rate	Interest expense — Long-term debt	24
Total		$(36)			$61
Nine months ended September 30, 2016
Interest rate	Other income	$104	Long-term debt	Other income	$(104)	(a)
Interest rate	Interest expense — Long-term debt	74
Total		$178			$(104)

(a)	Net gains (losses) on hedged items represent the change in fair value caused by fluctuations in interest rates.

Cash flow hedges. Instruments designated as cash flow hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. Initially, the effective portion of a gain or loss on a cash flow hedge is recorded as a component of AOCI on the balance sheet. This amount is subsequently reclassified into income when the hedged transaction affects earnings (e.g., when we pay variable-rate interest on debt, receive variable-rate interest on commercial loans, or sell commercial real estate loans). The ineffective portion of cash flow hedging transactions is included in “other income” on the income statement. During the nine-month period ended September 30, 2017, we did not exclude any portion of these hedging instruments from the assessment of hedge effectiveness. While there is some immaterial ineffectiveness in our hedging relationships, all of our cash flow hedges remained “highly effective” as of September 30, 2017.

Considering the interest rates, yield curves, and notional amounts as of September 30, 2017, we would expect to reclassify an estimated $16 million of after-tax net gains on derivative instruments designated as cash flow hedges from AOCI to income during the next 12 months. In addition, we expect to reclassify approximately $3 million of net losses related to terminated cash flow hedges from AOCI to income during the next 12 months. As of September 30, 2017, the maximum length of time over which we hedge forecast transactions is 11 years.

Net investment hedges. We enter into foreign currency forward contracts to hedge our exposure to changes in the carrying value of our investments in foreign subsidiaries as a result of changes in the related foreign exchange rates. Instruments designated as net investment hedges are recorded at fair value and included in “derivative assets” or “derivative liabilities” on the balance sheet. Initially, the effective portion of a gain or loss on a net investment hedge is recorded as a component of AOCI on the balance sheet when the terms of the derivative match the notional and currency risk being hedged. The effective portion is subsequently reclassified into income when the hedged transaction affects earnings (e.g., when we dispose of or liquidate a foreign subsidiary). At September 30, 2017, AOCI reflected unrecognized, after-tax gains totaling $27 million related to cumulative changes in the fair value of our net investment hedges, which offset the unrecognized, after-tax foreign currency losses on net investment balances. The ineffective portion of net investment hedging transactions is included in “other income” on the income statement, but there was no net investment hedge ineffectiveness as of September 30, 2017. We did not exclude any portion of our hedging instruments from the assessment of hedge effectiveness during the nine-month period ended September 30, 2017.

The following table summarizes the pre-tax net gains (losses) on our cash flow and net investment hedges for the three-month and nine-month periods ended September 30, 2017, and September 30, 2016, and where they are recorded on the income statement. The table includes the effective portion of net gains (losses) recognized in OCI during the period, the effective portion of net gains (losses) reclassified from OCI into income during the current period, and the portion of net gains (losses) recognized directly in income, representing the amount of hedge ineffectiveness.

in millions	Net Gains (Losses) Recognized in OCI (Effective Portion)	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Income Statement Location of Net Gains (Losses) Recognized in Income (Ineffective Portion)	Net Gains (Losses) Recognized in Income (Ineffective Portion)
Three months ended September 30, 2017
Cash Flow Hedges
Interest rate	$(1)	Interest income — Loans	$1	Other income	—
Interest rate	(1)	Interest expense — Long-term debt	(1)	Other income	—
Interest rate	(1)	Investment banking and debt placement fees	—	Other income	—
Net Investment Hedges
Foreign exchange contracts	(12)	Other Income	—	Other income	—
Total	$(15)		$—		—
Nine months ended September 30, 2017
Cash Flow Hedges
Interest rate	$(1)	Interest income — Loans	$21	Other income	—
Interest rate	(1)	Interest expense — Long-term debt	(3)	Other income	—
Interest rate	(1)	Investment banking and debt placement fees	—	Other income	—
Net Investment Hedges
Foreign exchange contracts	(22)	Other Income	—	Other income	—
Total	$(25)		$18		—

in millions	Net Gains (Losses) Recognized in OCI (Effective Portion)	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Net Gains (Losses) Reclassified From OCI Into Income (Effective Portion)	Income Statement Location of Net Gains (Losses) Recognized in Income (Ineffective Portion)	Net Gains (Losses) Recognized in Income (Ineffective Portion)
Three months ended September 30, 2016
Cash Flow Hedges
Interest rate	$(40)	Interest income — Loans	$22	Other income	—
Interest rate	1	Interest expense — Long-term debt	(1)	Other income	—
Interest rate	—	Investment banking and debt placement fees	—	Other income	—
Net Investment Hedges
Foreign exchange contracts	(5)	Other Income	—	Other income	—
Total	$(44)		$21		—
Nine months ended September 30, 2016
Cash Flow Hedges
Interest rate	$164	Interest income — Loans	$67	Other income	—
Interest rate	(5)	Interest expense — Long-term debt	(3)	Other income	—
Interest rate	(1)	Investment banking and debt placement fees	—	Other income	—
Net Investment Hedges
Foreign exchange contracts	(10)	Other Income	—	Other income	—
Total	$148		$64		—

The after-tax change in AOCI resulting from cash flow and net investment hedges is as follows:

in millions	December 31, 2016	2017 Hedging Activity	Reclassification of Gains to Net Income	September 30, 2017
AOCI resulting from cash flow and net investment hedges	$(14)	$(16)	$(11)	$(41)

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

The following table summarizes the pre-tax net gains (losses) on our derivatives that are not designated as hedging instruments for the three- and nine-month periods ended September 30, 2017, and September 30, 2016, and where they are recorded on the income statement.

	Three months ended September 30, 2017				Three months ended September 30, 2016
in millions	Corporate Services Income	Consumer Mortgage Income (a)	Other Income	Total	Corporate Services Income	Other Income	Total
NET GAINS (LOSSES)
Interest rate	$5	—	$1	$6	$9	$—	$9
Foreign exchange	10	—	—	10	9	—	9
Commodity	1	—	—	1	1	—	1
Credit	—	—	(6)	(6)	—	(5)	(5)
Other	—	$(1)	7	6	—	—	—
Total net gains (losses)	$16	$(1)	$2	$17	$19	$(5)	$14

	Nine months ended September 30, 2017				Nine months ended September 30, 2016
in millions	Corporate Services Income	Consumer Mortgage Income (a)	Other Income	Total	Corporate Services Income	Other Income	Total
NET GAINS (LOSSES)
Interest rate	$21	—	$(1)	$20	$22	$(2)	$20
Foreign exchange	31	—	—	31	28	—	28
Commodity	4	—	—	4	3	—	3
Credit	1	—	(16)	(15)	1	(11)	(10)
Other	—	$—	(4)	(4)	—	—	—
Total net gains (losses)	$57	$—	$(21)	$36	$54	$(13)	$41

(a)
As a result of the First Niagara acquisition, we began recognizing net gains (losses) on other derivatives related to our residential mortgage banking activities in “consumer mortgage income” in December 2016.

Counterparty Credit Risk

Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected positive replacement value of the contracts. We use several means to mitigate and manage exposure to credit risk on derivative contracts. We generally enter into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with a single counterparty in the event of default. Additionally, we monitor counterparty credit risk exposure on each contract to determine appropriate limits on our total credit exposure across all product types. We review our collateral positions on a daily basis and exchange collateral with our counterparties in accordance with standard ISDA documentation, central clearing rules, and other related agreements. We generally hold collateral in the form of cash and highly rated securities issued by the U.S. Treasury, government-sponsored enterprises, or GNMA. Cash collateral of $73 million was included in derivative assets on the balance sheet at September 30, 2017, compared to $155 million of cash collateral netted against derivative assets at December 31, 2016. The cash collateral netted against derivative liabilities totaled $94 million at September 30, 2017, and $108 million at December 31, 2016.

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

Additionally, the CME amended its rulebook effective January 3, 2017, to legally characterize variation margin payments made to and received from the CME as settlement of derivatives, not collateral against derivative exposure. As a result, variation margin payments with the CME are presented on the balance sheet and in related disclosures as part of the gross fair value of CME-cleared derivative assets and liabilities. At September 30, 2017, we had paid $188 million and received $76 million in variation margin to settle CME-cleared derivatives. In addition, under the CME’s settlement rulebook, CME-cleared derivative assets and liabilities are offset against one another to determine the gross asset or liability exposure of CME-cleared derivatives.

Netting cash collateral exchanged with all central clearing organizations and applying variation margin payments as settlement to CME-cleared derivative transactions resulted in an increase of net derivative assets on our balance sheet of $7 million and a reduction of net derivative liabilities on our balance sheet of $303 million as of September 30, 2017, as compared to December 31, 2016.

The following table summarizes the fair value of our derivative assets by type at the dates indicated. These assets represent our gross exposure to potential loss after taking into account the effects of bilateral collateral and master netting agreements and other means used to mitigate risk.

in millions	September 30, 2017	December 31, 2016
Interest rate	$433	$782
Foreign exchange	55	62
Commodity	53	110
Credit	1	—
Other	7	4
Derivative assets before collateral	549	958
Less: Related collateral	(73)	155
Total derivative assets	$622	$803

We enter into derivative transactions with two primary groups: broker-dealers and banks, and clients. Given that these groups have different economic characteristics, we have different methods for managing counterparty credit exposure and credit risk.

We enter into transactions with broker-dealers and banks for various risk management purposes. These types of transactions are generally high dollar volume. We generally enter into bilateral collateral and master netting agreements with these counterparties. We clear certain types of derivative transactions with these counterparties, whereby central clearing organizations become the counterparties to our derivative contracts. In addition, we enter into derivative contracts through swap execution facilities . Swap clearing and swap execution facilities reduce our exposure to counterparty credit risk. At September 30, 2017, we had gross exposure of $221 million to broker-dealers and banks. We had net exposure of $245 million after the application of master netting agreements and cash collateral, where such qualifying agreements exist. We had net exposure of $224 million after considering $21 million of additional collateral held in the form of securities.

We enter into transactions with clients to accommodate their business needs. These types of transactions are generally low dollar volume. We generally enter into master netting agreements with these counterparties. In addition, we mitigate our overall portfolio exposure and market risk by buying and selling U.S. Treasuries and Eurodollar futures and entering into offsetting positions and other derivative contracts, sometimes with entities other than broker-dealers and banks. Due to the smaller size and magnitude of the individual contracts with clients, we generally do not exchange collateral in connection with these derivative transactions. To address the risk of default associated with the uncollateralized contracts, we have established a credit valuation adjustment (included in “derivative assets”) in the amount of $6 million at September 30, 2017, which we estimate to be the potential future losses on amounts due from client counterparties in the event of default. At September 30, 2017, we had gross exposure of $436 million to client counterparties and other entities that are not broker-dealers or banks for derivatives that have associated master netting agreements. We had net exposure of $377 million on our derivatives with these counterparties after the application of master netting agreements, collateral, and the related reserve.

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

The following table summarizes the fair value of our credit derivatives purchased and sold by type as of September 30, 2017, and December 31, 2016. The fair value of credit derivatives presented below does not take into account the effects of bilateral collateral or master netting agreements.

	September 30, 2017			December 31, 2016
in millions	Purchased	Sold	Net	Purchased	Sold	Net
Single-name credit default swaps	$(1)	—	$(1)	$(2)	—	$(2)
Traded credit default swap indices	(3)	—	(3)	(1)	—	(1)
Other (a)	—	(1)	(1)	—	—	—
Total credit derivatives	$(4)	(1)	$(5)	$(3)	—	$(3)

(a)	As of both September 30, 2017, and December 31, 2016, the fair value of other credit derivatives sold totaled less than $1 million.

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

The following table provides information on the types of credit derivatives sold by us and held on the balance sheet at September 30, 2017, and December 31, 2016. The notional amount represents the maximum amount that the seller could be required to pay. The payment/performance risk assessment is based on the default probabilities for the underlying reference entities’ debt obligations using a Moody’s credit ratings matrix known as Moody’s “Idealized” Cumulative Default Rates. The payment/performance risk shown in the table represents a weighted-average of the default probabilities for all reference entities in the respective portfolios. These default probabilities are directly correlated to the probability that we will have to make a payment under the credit derivative contracts.

	September 30, 2017			December 31, 2016
dollars in millions	Notional Amount	Average Term (Years)	Payment / Performance Risk	Notional Amount	Average Term (Years)	Payment / Performance Risk
Other	$16	3.93	8.23%	$4	6.49	17.93%
Total credit derivatives sold	$16	—	—	$4	—	—

Credit Risk Contingent Features

We have entered into certain derivative contracts that require us to post collateral to the counterparties when these contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to our long-term senior unsecured credit ratings with Moody’s and S&P. Collateral requirements also are based on minimum transfer amounts, which are specific to each Credit Support Annex (a component of the ISDA Master Agreement) that we have signed with the counterparties. In a limited number of instances, counterparties have the right to terminate their ISDA Master Agreements with us if our ratings fall below a certain level, usually investment-grade level (i.e., “Baa3” for Moody’s and “BBB-” for S&P). At September 30, 2017, KeyBank’s rating was “A3” with Moody’s and “A-” with S&P, and KeyCorp’s rating was “Baa1” with Moody’s and “BBB+” with S&P. As of September 30, 2017, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our ratings) held by KeyBank that were in a net liability position totaled $150 million, which was comprised of $126 million in derivative assets and $276 million in derivative liabilities. We had $156 million in cash and securities collateral posted to cover those positions as of September 30, 2017. There were no derivative contracts with credit risk contingent features held by KeyCorp at September 30, 2017.

The following table summarizes the additional cash and securities collateral that KeyBank would have been required to deliver under the ISDA Master Agreements had the credit risk contingent features been triggered for the derivative contracts in a net liability position as of September 30, 2017, and December 31, 2016. The additional collateral amounts were calculated based on scenarios under which KeyBank’s ratings are downgraded one, two, or three ratings as of September 30, 2017, and December 31, 2016, and take into account all collateral already posted. A similar calculation was performed for KeyCorp, and no additional collateral would have been required as of December 31, 2016. For more information about the credit ratings for KeyBank and KeyCorp, see the discussion under the heading “Factors affecting liquidity” in the section entitled “Liquidity risk management” in Item 2 of this report.

	September 30, 2017		December 31, 2016
in millions	Moody’s	S&P	Moody’s	S&P
KeyBank’s long-term senior unsecured credit ratings	A3	A-	A3	A-
One rating downgrade	$2	$2	$2	$2
Two rating downgrades	2	2	2	2
Three rating downgrades	2	2	4	4

KeyBank’s long-term senior unsecured credit rating was four ratings above noninvestment grade at Moody’s and S&P as of September 30, 2017, and December 31, 2016. If KeyBank’s ratings had been downgraded below investment grade as of September 30, 2017, or December 31, 2016, payments of up to $3 million and $4 million, respectively, would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted. If KeyCorp’s ratings had been downgraded below investment grade as of December 31, 2016, payments of less than $1 million would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted.

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

Commercial Mortgage Servicing

Changes in the carrying amount of commercial mortgage servicing assets are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
in millions	2017	2016	2017	2016
Balance at beginning of period	$373	$323	$356	$321
Servicing retained from loan sales	24	31	71	53
Purchases	10	3	24	15
Amortization	(22)	(21)	(66)	(53)
Balance at end of period	$385	$336	$385	$336
Fair value at end of period	$508	$416	$508	$416

The fair value of commercial mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The range and weighted average of the significant unobservable inputs used to determine the fair value of our commercial mortgage servicing assets at September 30, 2017, and December 31, 2016, along with the valuation techniques, are shown in the following table:

September 30, 2017	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
dollars in millions
Commercial mortgage servicing assets	Discounted cash flow	Expected defaults	1.00 - 3.00% (1.20%)
		Residual cash flows discount rate	7.00 - 15.00% (8.90%)
		Escrow earn rate	0.80 - 3.00% (2.40%)
		Servicing cost	$150 - $38,500 ($1,468)
		Loan assumption rate	0.00 - 3.00% (1.24%)
		Percentage late	0.00 - 2.00% (.27%)

December 31, 2016	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
dollars in millions
Commercial mortgage servicing assets	Discounted cash flow	Expected defaults	1.00 - 3.00% (1.40%)
		Residual cash flows discount rate	7.00 - 12.00% (8.00%)
		Escrow earn rate	1.10 - 3.00% (2.40%)
		Servicing cost	$150 - $2,700 ($1,124)
		Loan assumption rate	0.00 - 3.00% (1.13%)
		Percentage late	0.00 - 2.00% (.34%)

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

We have elected to account for commercial servicing assets using the amortization method. The amortization of commercial servicing assets is determined in proportion to, and over the period of, the estimated net servicing income. The amortization of commercial servicing assets for each period, as shown in the table at the beginning of this note, is recorded as a reduction to contractual fee income. The contractual fee income from servicing commercial mortgage loans totaled $113 million for the nine-month period ended September 30, 2017, and $101 million for the nine-month period ended September 30, 2016. This fee income was offset by $66 million of amortization for the nine-month period ended September 30, 2017, and $66 million for the nine-month period ended September 30, 2016. Both the contractual fee income and the amortization are recorded, net, in “mortgage servicing fees” on the income statement.

Additional information pertaining to the accounting for commercial mortgage and other servicing assets is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Servicing Assets” on page 113 of our 2016 Form 10-K.

Residential Mortgage Servicing

With the First Niagara acquisition, we acquired residential mortgage servicing assets with a fair value of $28 million as of the Acquisition Date.

Changes in the carrying amount of residential mortgage servicing assets are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
in millions	2017	2016	2017	2016
Balance at beginning of period	$29	—	$28	—
Servicing retained from loan sales	2	$1	5	$1
Purchases	—	28	—	28
Amortization	(1)	(1)	(3)	(1)
Balance at end of period	$30	$28	$30	$28
Fair value at end of period	$34	$29	$34	$29

The fair value of mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The range and weighted-average of the significant unobservable inputs used to fair value our mortgage servicing assets at September 30, 2017, along with the valuation techniques, are shown in the following table:

September 30, 2017	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
dollars in millions
Residential mortgage servicing assets	Discounted cash flow	Prepayment speed	7.95 - 32.49% (10.15%)
		Discount rate	8.50 - 11.00% (8.55%)
		Servicing cost	$76 - $3,335 ($82.19)

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

We have elected to account for residential servicing assets using the amortization method. The amortization of residential servicing assets is determined in proportion to, and over the period of, the estimated net residential servicing income. The amortization of servicing assets for September 30, 2017, as shown in the table above, is recorded as a reduction to contractual fee income. The contractual fee income from servicing residential mortgage loans totaled $11 million for the nine-month period ended September 30, 2017, and $3 million for the nine-month period ended September 30, 2016. This fee income was offset by $3 million of amortization for the nine-month period ended September 30, 2017, and $1 million for the nine-month period ended September 30, 2016. Both the contractual fee income and the amortization are recorded, net, in “mortgage servicing fees” on the income statement.

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

Our maximum exposure to loss in connection with these partnerships consists of our unamortized investment balance plus any unfunded equity commitments and tax credits claimed but subject to recapture. We had $1.3 billion and $1.2 billion of investments in LIHTC operating partnerships at September 30, 2017, and December 31, 2016, respectively. These investments are recorded in “accrued income and other assets” on our balance sheet. We do not have any loss reserves recorded related to these investments because we believe the likelihood of any loss to be remote. For all legally binding, unfunded equity commitments, we increase our recognized investment and recognize a liability. As of September 30, 2017, and December 31, 2016, we had liabilities of $447 million and $462 million, respectively, related to investments in qualified affordable housing projects, which are recorded in “accrued expenses and other liabilities” on our balance sheet. We continue to invest in these LIHTC operating partnerships.

The assets and liabilities presented in the table below convey the size of KCDC’s direct and indirect investments at September 30, 2017, and December 31, 2016. As these investments represent unconsolidated VIEs, the assets and liabilities of the investments themselves are not recorded on our balance sheet.

	Unconsolidated VIEs
in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
September 30, 2017
LIHTC investments	$6,049	$2,871	$1,513
December 31, 2016
LIHTC investments	$4,814	$2,003	$1,465

We amortize our LIHTC investments over the period that we expect to receive the tax benefits. During the first nine months of 2017, we recognized $124 million of amortization and $115 million of tax credits associated with these investments within “income taxes” on our income statement. During the first nine months of 2016, we recognized $96 million of amortization and $98 million of tax credits associated with these investments within “income taxes” on our income statement.

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

Our maximum exposure to loss associated with indirect principal investments consists of the investments’ fair value plus any unfunded equity commitments. The fair value of our indirect principal investments totaled $138 million and $158 million at September 30, 2017, and December 31, 2016, respectively. These investments are recorded in “other investments” on our balance sheet. Additional information on indirect principal investments is provided in Note 6 (“Fair Value Measurements”). The table below reflects the size of the private equity funds in which KCC was invested as well as our maximum exposure to loss in connection with these investments at September 30, 2017.

	Unconsolidated VIEs
in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
September 30, 2017
KCC indirect investments	$26,713	$216	$173
December 31, 2016
KCC indirect investments	$32,755	$201	$195

Other unconsolidated VIEs. We are involved with other various entities that we have determined to be VIEs in the normal course of business. We have determined that we are not the primary beneficiary of these partnerships because the general partners have the power to direct the activities that most significantly impact their economic performance. Our assets associated with these unconsolidated VIEs totaled $212 million at September 30, 2017, and $178 million at December 31, 2016, and primarily consisted of our investments in these entities. These assets are recorded in “accrued income and other assets,” “other investments,” and “securities available for sale” on our balance sheet. We had liabilities totaling $5 million associated with these unconsolidated VIEs at both September 30, 2017, and December 31, 2016. These liabilities are recorded in “accrued expenses and other liabilities” on our balance sheet.

Consolidated VIEs. Through our principal investing entity, KPP, we have formed and funded operating entities that provide management and other related services to our investment company funds, which directly invest in portfolio companies. In return for providing services to our direct investment funds, these entities’ receive a minority equity interest in the funds. This minority equity ownership is recorded at fair value on the entities’ financial statements. Additional information on our direct principal investments is provided in Note 6 (“Fair Value Measurements”). While other equity investors manage the daily operations of these entities, we retain the power, through voting rights, to direct the activities of the entities that most significantly affect their economic performance. In addition, we have the obligation to absorb losses and the right to receive residual returns that could potentially be significant to these entities. As a result, we have determined that we are the primary beneficiary of these funds and have consolidated them since formation. The assets of these KPP entities that can only be used to settle the entities’ obligations totaled $3 million at September 30, 2017, and $1 million at December 31, 2016. These assets are recorded in “cash and due from banks” and “accrued income and other assets” on our balance sheet. The entities had no liabilities at September 30, 2017, nor at December 31, 2016, and other equity investors have no recourse to our general credit.

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

The effective tax rate, which is the provision for income taxes as a percentage of income from continuing operations before income taxes, was 26.9% for the third quarter of 2017 and 9.1% for the third quarter of 2016. The effective tax rates are below our combined federal and state statutory tax rate of 37.2% primarily due to income from investments in tax-advantaged assets such as corporate-owned life insurance and credits associated with renewable energy and low-income housing investments. The effective tax rates for the three months ended September 30, 2017, and September 30, 2016, were affected by net discrete income tax benefits of 2.2% and 4%, respectively.

The tax rate for the third quarter of 2017 was also impacted due to merger-related charges of $36 million. Excluding those merger-related items, the tax rate for the third quarter of 2017 was 27.0%. The tax rate for the third quarter of 2016 was significantly reduced due to merger and integration expenses of $207 million. Excluding those expenses, the tax rate for the third quarter of 2016 was 23.4%.

Deferred Tax Asset

At September 30, 2017, from continuing operations we had a net deferred tax asset of $461 million, compared to a net deferred tax asset of $607 million at December 31, 2016, included in “accrued income and other assets” on the balance sheet.

To determine the amount of deferred tax assets that are more likely than not to be realized, and therefore recorded, we conduct a quarterly assessment of all available evidence. This evidence includes, but is not limited to, taxable income in prior periods, projected future taxable income, and projected future reversals of deferred tax items. These assessments involve a degree of subjectivity and may undergo change. Based on these criteria, we had a valuation allowance of $24 million at September 30, 2017, and $26 million at December 31, 2016. The valuation allowance is associated with certain state net operating loss carryforwards, state credit carryforwards, and federal and state capital loss carryforwards.

Unrecognized Tax Benefits

As permitted under the applicable accounting guidance for income taxes, it is our policy to recognize interest and penalties related to unrecognized tax benefits in “income tax expense.” At September 30, 2017, Key’s unrecognized tax benefits were $57 million.

Pre-1988 Bank Reserves Acquired in a Business Combination

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

12. Acquisition, Divestiture, and Discontinued Operations

Acquisitions

Cain Brothers & Company, LLC. On August 15, 2017, KBCM entered into a definitive agreement with Cain Brothers & Company, Incorporated to acquire all of its right, title, and interests in Cain Brothers & Company, LLC (“Cain Brothers”), a healthcare-focused investment banking and public finance firm. This acquisition will expand KBCM’s investment banking group in the healthcare vertical by adding distinctive capabilities and broadening KBCM’s existing healthcare investment banking network. The acquisition, which will be accounted for as a business combination, closed on October 2, 2017. Accordingly, we will begin consolidating Cain Brothers’ financial results in our consolidated financial statements in the fourth quarter of 2017.

HelloWallet Holdings, Inc. On July 1, 2017, KeyBank acquired all of the outstanding capital stock of HelloWallet Holdings, Inc., the sole owner of HelloWallet, LLC, a digital financial wellness company. Key’s retail banking franchise is leveraging HelloWallet’s technology to provide data-driven insights to clients, allowing clients to better understand and improve their personal finances. The acquisition is accounted for as a business combination. During the third quarter of 2017, Key recognized provisional identifiable intangible assets with an estimated fair value of $12 million, comprised primarily of propriety software. Key also recognized provisional goodwill of $17 million in connection with this acquisition. These fair value estimates represent our best estimate of fair value and are expected to be finalized over a period of up to one year from the acquisition date.

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

As of June 30, 2017, the provisional estimated fair value of our equity interest in KMS immediately before the acquisition was $74 million. The fair value of our previously held equity interest was measured using discounted cash flow modeling that incorporates an appropriate risk premium and forecast earnings information. On June 30, 2017, we recognized a provisional non-cash holding gain of $64 million for the difference between the fair value and the book value of our previously held equity interest. In the third quarter of 2017, we recognized a measurement-period adjustment of $5 million to reduce the provisional estimated fair value of our equity interest immediately before the acquisition to $69 million. The initial gain and subsequent adjustment were included in “other income” on the income statement for the nine months ended September 30, 2017. Upon acquisition, we recorded estimated identifiable intangible assets of $95 million and goodwill of less than $1 million. In the third quarter of 2017, we recognized a measurement-period adjustment of $10 million to reduce the fair value of acquired intangible assets to $85 million. In aggregate, the measurement-period adjustments recognized in the third quarter of 2017 increased goodwill recorded in connection with the KMS acquisition to $6 million. The fair value estimates related to this acquisition represent our best estimate of fair value and are expected to be finalized over a period of up to one year from the acquisition date.

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

The components of “income (loss) from discontinued operations, net of taxes” for the education lending business are as follows:

	Three months ended September 30,		Nine months ended September 30,
in millions	2017	2016	2017	2016
Net interest income	$6	$6	$17	$20
Provision for credit losses	5	1	8	3
Net interest income after provision for credit losses	1	5	9	17
Noninterest income	1	1	4	4
Noninterest expense	1	4	4	13
Income (loss) before income taxes	1	2	9	8
Income taxes	—	1	3	3
Income (loss) from discontinued operations, net of taxes (a)	$1	$1	$6	$5

(a)
Includes after-tax charges of $5 million and $6 million for the three-month periods ended September 30, 2017, and September 30, 2016, respectively, and $18 million and $18 million for the nine-month periods ended September 30, 2017, and September 30, 2016, respectively, determined by applying a matched funds transfer pricing methodology to the liabilities assumed necessary to support the discontinued operations.

The discontinued assets of our education lending business included on the balance sheet are as follows. There were no discontinued liabilities for the periods presented below.

in millions	September 30, 2017	December 31, 2016
Held-to-maturity securities	$1	$1

Portfolio loans at fair value	2	3
Loans, net of unearned income (a)	1,370	1,562
Less: Allowance for loan and lease losses	18	24
Net loans	1,354	1,541

Accrued income and other assets	26	28
Total assets	$1,381	$1,570

(a)	At September 30, 2017, and December 31, 2016, unearned income was less than $1 million.

The discontinued education lending business consisted of loans in portfolio recorded at fair value and loans in portfolio recorded at carrying value with appropriate valuation reserves.

At September 30, 2017, education loans included 2,655 TDRs with a recorded investment of approximately $26 million (pre-modification and post-modification). A specifically allocated allowance of $4 million was assigned to these loans as of September 30, 2017. At December 31, 2016, education loans included 2,163 TDRs with a recorded investment of approximately $22 million (pre-modification and post-modification). A specifically allocated allowance of $2 million was assigned to these loans as of December 31, 2016. There have been no significant payment defaults. There are no significant commitments to lend additional funds to these borrowers outstanding. Additional information regarding TDR classification and ALLL methodology is provided in Note 5 (“Asset Quality”).

In June 2015, we transferred $179 million of loans that were previously purchased from three of the outstanding securitization trusts pursuant to the legal terms of those particular trusts to held for sale and accounted for them at fair value. These portfolio loans held for sale were valued based on indicative bids to sell the loans. These loans were considered Level 3 assets since we relied on unobservable inputs when determining their fair value. Portfolio loans accounted for at fair value were $2 million at September 30, 2017.

The following table shows the significant unobservable inputs used to measure the fair value of the portfolio loans accounted for at fair value as of September 30, 2017, and December 31, 2016:

September 30, 2017	Fair Value of Level 3 Assets and Liabilities	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
dollars in millions
Portfolio loans accounted for at fair value	$2	Market approach	Indicative bids	84.50-104.00%

December 31, 2016	Fair Value of Level 3 Assets and Liabilities	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
dollars in millions
Portfolio loans accounted for at fair value	$3	Market approach	Indicative bids	84.50-104.00%

The following table shows the principal and fair value amounts for our portfolio loans at carrying value at September 30, 2017, and December 31, 2016. Our policies for determining past due loans, placing loans on nonaccrual, applying payments on nonaccrual loans, and resuming accrual of interest are disclosed in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Nonperforming Loans” beginning on page 108 of our 2016 Form 10-K.

	September 30, 2017		December 31, 2016
in millions	Principal	Fair Value	Principal	Fair Value
Portfolio loans at carrying value
Accruing loans past due 90 days or more	$18	N/A	$22	N/A
Loans placed on nonaccrual status	8	N/A	5	N/A

The following table shows the portfolio loans at fair value and their related contractual amounts as of September 30, 2017, and December 31, 2016.

	September 30, 2017		December 31, 2016
in millions	Contractual Amount	Fair Value	Contractual Amount	Fair Value
ASSETS
Portfolio loans	$2	$2	$3	$3

At September 30, 2017, and December 31, 2016, portfolio loans measured at fair value on a recurring basis were $2 million and $3 million, respectively. These portfolio loans measured at fair value on a recurring basis are Level 3 assets. The following table shows the change in the fair values of the Level 3 portfolio loans, for the three- and nine-month periods ended September 30, 2017, and September 30, 2016.

in millions	Portfolio Student Loans
Balance at December 31, 2016	$3
Settlements	(1)
Balance at September 30, 2017 (a)	$2

Balance at June 30, 2017	$2
Settlements	—
Balance at September 30, 2017 (a)	$2

Balance at December 31, 2015	$4
Settlements	(1)
Balance at September 30, 2016 (a)	$3

Balance at June 30, 2016	$3
Settlements	—
Balance at September 30, 2016 (a)	$3

(a)
There were no purchases, sales, issuances, gains (losses) recognized in earnings, transfers into Level 3, or transfers out of Level 3 for the three- and nine-month periods ended September 30, 2017, and September 30, 2016.

Austin Capital Management, Ltd. In April 2009, we decided to discontinue the operations of Austin, a subsidiary that specialized in managing hedge fund investments for institutional customers. As a result, we have accounted for this business as a discontinued operation. There was no income related to Austin for the nine-month periods ended September 30, 2017, and September 30, 2016. The discontinued assets of Austin consisted of cash and due from banks of $15 million at September 30, 2017, and December 31, 2016. There were no discontinued liabilities for the periods presented below.

Combined discontinued operations. The combined results of the discontinued operations are as follows:

	Three months ended September 30,		Nine months ended September 30,
in millions	2017	2016	2017	2016
Net interest income	$6	$6	$17	$20
Provision for credit losses	5	1	8	3
Net interest income after provision for credit losses	1	5	9	17
Noninterest income	1	1	4	4
Noninterest expense	1	4	4	13
Income (loss) before income taxes	1	2	9	8
Income taxes	—	1	3	3
Income (loss) from discontinued operations, net of taxes (a)	$1	$1	$6	$5

(a)
Includes after-tax charges of $5 million and $6 million for the three-month periods ended September 30, 2017, and September 30, 2016, respectively, and $18 million and $18 million for the nine-month periods ended September 30, 2017, and September 30, 2016, respectively, determined by applying a matched funds transfer pricing methodology to the liabilities assumed necessary to support the discontinued operations.

The combined assets of the discontinued operations are as follows. There were no discontinued liabilities for the periods presented below.

in millions	September 30, 2017	December 31, 2016
Cash and due from banks	$15	$15
Held-to-maturity securities	1	1

Portfolio loans at fair value	2	3
Loans, net of unearned income (a)	1,370	1,562
Less: Allowance for loan and lease losses	18	24
Net loans	1,354	1,541

Accrued income and other assets	26	28
Total assets	$1,396	$1,585

(a)	At September 30, 2017, and December 31, 2016, unearned income was less than $1 million.

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

The following table summarizes our securities financing agreements at September 30, 2017, and December 31, 2016:

	September 30, 2017
in millions	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts
Offsetting of financial assets:
Reverse repurchase agreements	$11	$(9)	$(2)	—
Total	$11	$(9)	$(2)	—

Offsetting of financial liabilities:
Repurchase agreements (c)	$365	$(9)	$(356)	—
Total	$365	$(9)	$(356)	—

	December 31, 2016
in millions	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts
Offsetting of financial assets:
Reverse repurchase agreements	$3	$(3)	—	—
Total	$3	$(3)	—	—

Offsetting of financial liabilities:
Repurchase agreements (c)	$497	$(3)	$(494)	—
Total	$497	$(3)	$(494)	—

(a)	Netting adjustments take into account the impact of master netting agreements that allow us to settle with a single counterparty on a net basis.

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

As of September 30, 2017, the carrying amount of assets pledged as collateral against repurchase agreements totaled $453 million. Assets pledged as collateral are reported in “securities available for sale” and “held-to-maturity securities” on our balance sheet. At September 30, 2017, the liabilities associated with collateral pledged were solely comprised of customer sweep financing activity and had a carrying value of $356 million. The collateral pledged under customer sweep repurchase agreements is posted to a third-party custodian and cannot be sold or repledged by the secured party. The risk related to a decline in the market value of collateral pledged is minimal given the collateral's high credit quality and the overnight duration of the repurchase agreements.

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

The components of net pension cost (benefit) for all funded and unfunded plans are as follows:

	Three months ended September 30,		Nine months ended September 30,
in millions	2017	2016	2017	2016
Interest cost on PBO	$12	$10	$36	$31
Expected return on plan assets	(17)	(13)	(51)	(39)
Amortization of losses	4	4	12	12
Net pension cost	$(1)	$1	$(3)	$4

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

The components of net postretirement benefit cost for all funded and unfunded plans are as follows:

	Three months ended September 30,		Nine months ended September 30,
in millions	2017	2016	2017	2016
Service Cost	—	$1	—	$1
Interest cost on APBO	$1	—	$1	2
Expected return on plan assets	(1)	—	(1)	(2)
Amortization of unrecognized prior service credit	—	(1)	—	(1)
Net postretirement benefit cost	—	—	—	—

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

The trust preferred securities, common stock, and related debentures are summarized as follows:

dollars in millions	Trust Preferred Securities, Net of Discount (a)	Common Stock	Principal Amount of Debentures, Net of Discount (b)	Interest Rate of Trust Preferred Securities and Debentures (c)	Maturity of Trust Preferred Securities and Debentures
September 30, 2017
KeyCorp Capital I	$155	$6	$161	2.039%	2028
KeyCorp Capital II	106	4	110	6.875	2029
KeyCorp Capital III	139	4	143	7.750	2029
HNC Statutory Trust III	18	1	19	2.714	2035
Willow Grove Statutory Trust I	18	1	19	2.630	2036
HNC Statutory Trust IV	16	1	17	2.591	2037
Westbank Capital Trust II	7	—	7	3.515	2034
Westbank Capital Trust III	7	—	7	3.515	2034
Total	$466	$17	$483	4.954%	—

December 31, 2016	$475	$17	$492	4.845%	—

(a)
The trust preferred securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of trust preferred securities carries an interest rate identical to that of the related debenture. Certain trust preferred securities include basis adjustments related to fair value hedges totaling $59 million at September 30, 2017, and $59 million at December 31, 2016. See Note 8 (“Derivatives and Hedging Activities”) for an explanation of fair value hedges.

(b)
We have the right to redeem these debentures. If the debentures purchased by KeyCorp Capital I, HNC Statutory Trust III, Willow Grove Statutory Trust I, HNC Statutory Trust IV, Westbank Capital Trust II, or Westbank Capital Trust III are redeemed before they mature, the redemption price will be the principal amount, plus any accrued but unpaid interest. If the debentures purchased by KeyCorp Capital II or KeyCorp Capital III are redeemed before they mature, the redemption price will be the greater of: (i) the principal amount, plus any accrued but unpaid interest, or (ii) the sum of the present values of principal and interest payments discounted at the Treasury Rate (as defined in the applicable indenture), plus 20 basis points for KeyCorp Capital II or 25 basis points for KeyCorp Capital III, or 50 basis points in the case of redemption upon either a tax or a capital treatment event for either KeyCorp Capital II or KeyCorp Capital III, plus any accrued but unpaid interest. The principal amount of certain debentures includes basis adjustments related to fair value hedges totaling $59 million at September 30, 2017, and $59 million at December 31, 2016. See Note 8 for an explanation of fair value hedges. The principal amount of debentures, net of discounts, is included in “long-term debt” on the balance sheet.

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

16. Contingent Liabilities and Guarantees

Legal Proceedings

Checking Account Overdraft Litigation. In February 2010, KeyBank was named a defendant in a putative class action seeking to represent a national class of KeyBank customers allegedly harmed by KeyBank’s overdraft practices. The case was transferred and consolidated for purposes of pretrial discovery and motion proceedings to a multidistrict proceeding styled In Re: Checking Account Overdraft Litigation pending in the United States District Court for the Southern District of Florida (the “District Court”). KeyBank filed a notice of appeal in regard to the denial by the District Court of a motion to compel arbitration. In August 2012, the United States Court of Appeals for the Eleventh Circuit (the “Eleventh Circuit”) vacated the District Court’s order denying KeyBank’s motion to compel arbitration and remanded the case for further consideration. In June 2013, KeyBank filed with the District Court its renewed motion to compel arbitration and stay or dismiss litigation. The District Court granted KeyBank’s renewed motion to compel arbitration and dismissed the case. The plaintiff appealed. On June 18, 2014, the Eleventh Circuit vacated the District Court’s order granting KeyBank’s renewed motion to compel arbitration and remanded the case to the District Court to address the issue of the enforceability of KeyBank’s arbitration provision. On February 3, 2015, the District Court denied KeyBank’s Second Renewed Motion to Compel Arbitration and Dismiss the Complaint. KeyBank filed an appeal. On September 26, 2017, the Eleventh Circuit reversed the District Court’s order denying KeyBank’s motion to compel arbitration and remanded the case with instructions to compel arbitration. On October 27, 2017, the District Court ordered KeyBank’s arbitration provision to be enforced and dismissed the case.

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

Guarantees

We are a guarantor in various agreements with third parties. The following table shows the types of guarantees that we had outstanding at September 30, 2017. Information pertaining to the basis for determining the liabilities recorded in connection with these guarantees is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Guarantees” beginning on page 115 of our 2016 Form 10-K.

September 30, 2017	Maximum Potential Undiscounted Future Payments	Liability Recorded
in millions
Financial guarantees:
Standby letters of credit	$3,046	$65
Recourse agreement with FNMA	2,967	6
Residential mortgage reserve	1,325	5
Return guarantee agreement with LIHTC investors	3	3
Written put options (a)	2,044	52
Total	$9,385	$131

(a)	The maximum potential undiscounted future payments represent notional amounts of derivatives qualifying as guarantees.

We determine the payment/performance risk associated with each type of guarantee described below based on the probability that we could be required to make the maximum potential undiscounted future payments shown in the preceding table. We use a scale of low (0% to 30% probability of payment), moderate (greater than 30% to 70%

probability of payment), or high (greater than 70% probability of payment) to assess the payment/performance risk, and have determined that the payment/performance risk associated with each type of guarantee outstanding at September 30, 2017, is low.

Standby letters of credit. KeyBank issues standby letters of credit to address clients’ financing needs. These instruments obligate us to pay a specified third party when a client fails to repay an outstanding loan or debt instrument or fails to perform some contractual nonfinancial obligation. Any amounts drawn under standby letters of credit are treated as loans to the client; they bear interest (generally at variable rates) and pose the same credit risk to us as a loan. At September 30, 2017, our standby letters of credit had a remaining weighted-average life of two years, with remaining actual lives ranging from less than one year to as many as 17 years.

Recourse agreement with FNMA. We participate as a lender in the FNMA Delegated Underwriting and Servicing program. FNMA delegates responsibility for originating, underwriting, and servicing mortgages, and we assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan that we sell to FNMA. We maintain a reserve for such potential losses in an amount that we believe approximates the fair value of our liability. At September 30, 2017, the outstanding commercial mortgage loans in this program had a weighted-average remaining term of 7.8 years, and the unpaid principal balance outstanding of loans sold by us as a participant was $10.6 billion. The maximum potential amount of undiscounted future payments that we could be required to make under this program, as shown in the preceding table, is equal to approximately 28% of the principal balance of loans outstanding at September 30, 2017. If we are required to make a payment, we would have an interest in the collateral underlying the related commercial mortgage loan; any loss we incur could be offset by the amount of any recovery from the collateral.

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

At September 30, 2017, the outstanding residential mortgage loans in this program had a weighted-average LTV ratio of 72%, and the unpaid principal balance outstanding of loans sold by us was $4.4 billion. The risk assessment is low for the residential mortgage product. The maximum potential amount of undiscounted future payments that we could be required to make under this program, as shown in the preceding table, is equal to approximately 30% of the principal balance of loans outstanding at September 30, 2017. Our liability for estimated repurchase obligations on loans sold, which is included in other liabilities on our balance sheet, was $5 million at September 30, 2017.

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

As shown in the previous table, KAHC maintained a reserve in the amount of $3 million at September 30, 2017, which is sufficient to cover estimated future obligations under the guarantees. The maximum exposure to loss reflected in the table represents undiscounted future payments due to investors for the return on and of their investments.

These guarantees have expiration dates that extend through 2018, but KAHC has not formed any new partnerships under this program since October 2003. Additional information regarding these partnerships is included in Note 10 (“Variable Interest Entities”).

Written put options. In the ordinary course of business, we “write” put options for clients that wish to mitigate their exposure to changes in interest rates and commodity prices. At September 30, 2017, our written put options had an average life of three years. These instruments are considered to be guarantees, as we are required to make payments to the counterparty (the client) based on changes in an underlying variable that is related to an asset, a liability, or an equity security that the client holds. We are obligated to pay the client if the applicable benchmark interest rate or commodity price is above or below a specified level (known as the “strike rate”). These written put options are accounted for as derivatives at fair value, as further discussed in Note 8 (“Derivatives and Hedging Activities”). We mitigate our potential future payment obligations by entering into offsetting positions with third parties.

Written put options where the counterparty is a broker-dealer or bank are accounted for as derivatives at fair value but are not considered guarantees since these counterparties typically do not hold the underlying instruments. In addition, we are a purchaser and seller of credit derivatives, which are further discussed in Note 8 (“Derivatives and Hedging Activities”).

Default guarantees. Some lines of business participate in guarantees that obligate us to perform if the debtor (typically a client) fails to satisfy all of its payment obligations to third parties. We generally undertake these guarantees for one of two possible reasons: (i) either the risk profile of the debtor should provide an investment return, or (ii) we are supporting our underlying investment in the debtor. We do not hold collateral for the default guarantees. If we were required to make a payment under a guarantee, we would receive a pro rata share should the third party collect some or all of the amounts due from the debtor. At September 30, 2017, we had less than $1 million of default guarantees.

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

17. Accumulated Other Comprehensive Income

Our changes in AOCI for the three and nine months ended September 30, 2017, and September 30, 2016, are as follows:

in millions	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative financial instruments	Foreign currency translation adjustment	Net pension and postretirement benefit costs	Total
Balance at December 31, 2016	$(185)	$(14)	$(3)	$(339)	$(541)
Other comprehensive income before reclassification, net of income taxes	40	(16)	14	—	38
Amounts reclassified from accumulated other comprehensive income, net of income taxes (a)	—	(11)	—	8	(3)
Net current-period other comprehensive income, net of income taxes	40	(27)	14	8	35
Balance at September 30, 2017	$(145)	$(41)	$11	$(331)	$(506)

Balance at June 30, 2017	$(145)	$(31)	$4	$(334)	$(506)
Other comprehensive income before reclassification, net of income taxes	—	(10)	7	—	(3)
Amounts reclassified from accumulated other comprehensive income, net of income taxes (a)	—	—	—	3	3
Net current-period other comprehensive income, net of income taxes	—	(10)	7	3	—
Balance at September 30, 2017	$(145)	$(41)	$11	$(331)	$(506)

Balance at December 31, 2015	$(58)	$20	$(2)	$(365)	$(405)
Other comprehensive income before reclassification, net of income taxes	159	93	5	(1)	256
Amounts reclassified from accumulated other comprehensive income, net of income taxes (a)	—	(40)	—	7	(33)
Net current-period other comprehensive income, net of income taxes	159	53	5	6	223
Balance at September 30, 2016	$101	$73	$3	$(359)	$(182)

Balance at June 30, 2016	129	$114	$5	$(362)	$(114)
Other comprehensive income before reclassification, net of income taxes	(28)	(28)	(2)	1	(57)
Amounts reclassified from accumulated other comprehensive income, net of income taxes (a)	—	(13)	—	2	(11)
Net current-period other comprehensive income, net of income taxes	(28)	(41)	(2)	3	(68)
Balance at September 30, 2016	$101	$73	$3	$(359)	$(182)

(a)	See table below for details about these reclassifications.

Our reclassifications out of AOCI for the three and nine months ended September 30, 2017, and September 30, 2016, are as follows:

Nine months ended September 30, 2017	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
in millions
Unrealized gains (losses) on derivative financial instruments
Interest rate	$21	Interest income — Loans
Interest rate	(3)	Interest expense — Long-term debt
	18	Income (loss) from continuing operations before income taxes
	7	Income taxes
	$11	Income (loss) from continuing operations
Net pension and postretirement benefit costs
Amortization of losses	$(12)	Personnel expense
	(12)	Income (loss) from continuing operations before income taxes
	(4)	Income taxes
	$(8)	Income (loss) from continuing operations

Three months ended September 30, 2017	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
in millions
Unrealized gains (losses) on derivative financial instruments
Interest rate	$1	Interest income — Loans
Interest rate	(1)	Interest expense — Long-term debt
	—	Income (loss) from continuing operations before income taxes
	—	Income taxes
	$—	Income (loss) from continuing operations
Net pension and postretirement benefit costs
Amortization of losses	$(4)	Personnel expense
	(4)	Income (loss) from continuing operations before income taxes
	(1)	Income taxes
	$(3)	Income (loss) from continuing operations

Nine months ended September 30, 2016	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
in millions
Unrealized gains (losses) on derivative financial instruments
Interest rate	$67	Interest income — Loans
Interest rate	(3)	Interest expense — Long-term debt
	64	Income (loss) from continuing operations before income taxes
	24	Income taxes
	$40	Income (loss) from continuing operations
Net pension and postretirement benefit costs
Amortization of losses	$(12)	Personnel expense
Amortization of prior service credit	1	Personnel expense
	(11)	Income (loss) from continuing operations before income taxes
	(4)	Income taxes
	$(7)	Income (loss) from continuing operations

Three months ended September 30, 2016	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
in millions
Unrealized gains (losses) on derivative financial instruments
Interest rate	$22	Interest income — Loans
Interest rate	(1)	Interest expense — Long term debt
	21	Income (loss) from continuing operations before income taxes
	8	Income taxes
	$13	Income (loss) from continuing operations
Net pension and postretirement benefit costs
Amortization of losses	$(4)	Personnel expense
Settlement loss	1	Personnel expense
	(3)	Income (loss) from continuing operations before income taxes
	(1)	Income taxes
	$(2)	Income (loss) from continuing operations

18. Shareholders' Equity

Comprehensive Capital Plan

As previously reported and as authorized by the Board and pursuant to our 2017 capital plan (which is effective through the second quarter of 2018) submitted and not objected to by the Federal Reserve, we have authority to repurchase up to $800 million of our common shares. We completed $277 million of Common Share repurchases, including $271 million of Common Share repurchases in the open market and $6 million of Common Share repurchases related to employee equity compensation programs, in the third quarter of 2017 under this authorization.

Consistent with our 2017 capital plan, the Board declared a quarterly dividend of $.095 per Common Share, which equated to $102 million for the third quarter of 2017. Potential dividend increases were also included in our 2017 capital plan. In the fourth quarter of 2017, the Board plans to consider a potential increase in our quarterly common share dividend, up to $.105 per share, consistent with the 2017 capital plan. An additional potential increase in the quarterly common share dividend, up to $.12 per share, is expected to be considered by the Board for the second quarter of 2018.

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

We have $525 million of depositary shares, each representing a 1/25th ownership interest in a share of our Fixed-to-Floating Rate Perpetual Noncumulative Series D Preferred Stock outstanding at September 30, 2017, and December 31, 2016. Our Series D Preferred Stock has a $1 par value with a $25,000 liquidation preference. There are 21,000 shares authorized and outstanding at September 30, 2017, and December 31, 2016. We made payments of $12.50 per depository share on the depositary shares related to our Series D Preferred Stock during the third quarter of 2017, for a total of $7 million.

We have $500 million of depositary shares, each representing a 1/40th ownership interest in a share of our Fixed-to-Floating Rate Perpetual Noncumulative Series E Preferred Stock outstanding at September 30, 2017, and December 31, 2016. Our Series E Preferred Stock has a $1 par value with a $1,000 liquidation preference. There are 500,000 shares authorized and outstanding at September 30, 2017, and December 31, 2016. We made payments of $.382813 per depositary share on the depositary shares related to our Series E Preferred Stock during the third quarter of 2017, for a total of $8 million.

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

The table on the following pages shows selected financial data for our major business segments for the three- and nine-month periods ended September 30, 2017, and September 30, 2016.

Three months ended September 30,	Key Community Bank		Key Corporate Bank
dollars in millions	2017	2016	2017	2016
SUMMARY OF OPERATIONS
Net interest income (TE)	$670	$533	$291	$278
Noninterest income	289	250	269	278
Total revenue (TE) (a)	959	783	560	556
Provision for credit losses	59	39	(11)	23
Depreciation and amortization expense	30	17	25	15
Other noninterest expense	613	573	278	295
Income (loss) from continuing operations before income taxes (TE)	257	154	268	223
Allocated income taxes and TE adjustments	96	57	78	63
Income (loss) from continuing operations	161	97	190	160
Income (loss) from discontinued operations, net of taxes	—	—	—	—
Net income (loss)	161	97	190	160
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—
Net income (loss) attributable to Key	$161	$97	$190	$160

AVERAGE BALANCES (b)
Loans and leases	$47,595	$41,548	$38,040	$34,561
Total assets (a)	51,708	44,218	45,276	40,584
Deposits	79,563	69,397	21,559	22,708
OTHER FINANCIAL DATA
Net loan charge-offs (b)	$41	$31	$(9)	$12
Return on average allocated equity (b)	13.27%	10.84%	26.92%	26.89%
Return on average allocated equity	13.27	10.84	26.92	26.89
Average full-time equivalent employees (c)	11,032	9,805	2,460	2,330

Nine months ended September 30,	Key Community Bank		Key Corporate Bank
dollars in millions	2017	2016	2017	2016
SUMMARY OF OPERATIONS
Net interest income (TE)	$1,973	$1,324	$907	$716
Noninterest income	901	652	827	716
Total revenue (TE) (a)	2,874	1,976	1,734	1,432
Provision for credit losses	152	92	26	110
Depreciation and amortization expense	86	42	68	41
Other noninterest expense	1,835	1,429	836	764
Income (loss) from continuing operations before income taxes (TE)	801	413	804	517
Allocated income taxes and TE adjustments	298	154	212	114
Income (loss) from continuing operations	503	259	592	403
Income (loss) from discontinued operations, net of taxes	—	—	—	—
Net income (loss)	503	259	592	403
Less: Net income (loss) attributable to noncontrolling interests	—	—	(1)	(1)
Net income (loss) attributable to Key	$503	$259	$593	$404

AVERAGE BALANCES (b)
Loans and leases	$47,376	$34,450	$37,823	$30,312
Total assets (a)	51,421	36,707	44,526	35,984
Deposits	79,438	58,704	21,237	19,980
OTHER FINANCIAL DATA
Net loan charge-offs (b)	$131	$72	$24	$57
Return on average allocated equity (b)	14.13%	11.55%	27.69%	24.87%
Return on average allocated equity	14.13	11.55	27.69	24.87
Average full-time equivalent employees (c)	10,912	8,177	2,403	2,199

(a)
Substantially all revenue generated by our major business segments is derived from clients that reside in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software, and goodwill held by our major business segments, are located in the United States.

(b)	From continuing operations.

(c)	The number of average full-time equivalent employees was not adjusted for discontinued operations.

Other Segments		Total Segments		Reconciling Items		Key
2017	2016	2017	2016	2017	2016	2017	2016

$(7)	$(13)	$954	$798	$8	$(10)	$962	$788
37	29	595	557	(3)	(8)	592	549
30	16	1,549	1,355	5	(18)	1,554	1,337
2	(3)	50	59	1	—	51	59
1	1	56	33	41	44	97	77
10	8	901	876	(6)	129	895	1,005
17	10	542	387	(31)	(191)	511	196
(5)	(6)	169	114	(21)	(90)	148	24
22	16	373	273	(10)	(101)	363	172
—	—	—	—	1	1	1	1
22	16	373	273	(9)	(100)	364	173
(1)	—	(1)	—	1	1	—	1
$23	$16	$374	$273	$(10)	$(101)	$364	$172

$1,175	$1,442	$86,810	$77,551	$4	$146	$86,814	$77,697
36,810	31,328	133,794	116,130	562	7,339	134,356	123,469
2,010	1,064	103,132	93,169	(27)	1,749	103,105	94,918

—	—	$32	$43	—	$1	$32	$44
65.65%	38.34%	19.14%	17.82%	(.58)%	(5.44)%	9.45%	5.02%
65.65	38.34	19.14	17.82	(.53)	(5.39)	9.48	5.05
2	4	13,494	12,139	5,054	4,940	18,548	17,079

Other Segments		Total Segments		Reconciling Items		Key
2017	2016	2017	2016	2017	2016	2017	2016

$(15)	$(33)	$2,865	$2,007	$13	$(2)	$2,878	$2,005
109	101	1,837	1,469	(15)	(16)	1,822	1,453
94	68	4,702	3,476	(2)	(18)	4,700	3,458
2	(2)	180	200	—	—	180	200
2	4	156	87	127	116	283	203
30	25	2,701	2,218	16	115	2,717	2,333
60	41	1,665	971	(145)	(249)	1,520	722
(13)	(15)	497	253	(72)	(88)	425	165
73	56	1,168	718	(73)	(161)	1,095	557
—	—	—	—	6	5	6	5
73	56	1,168	718	(67)	(156)	1,101	562
1	1	—	—	1	—	1	—
$72	$55	$1,168	$718	$(68)	$(156)	$1,100	$562

$1,263	$1,521	$86,462	$66,283	$23	$92	$86,485	$66,375
36,489	29,732	132,436	102,423	766	2,764	133,202	105,187
2,030	931	102,705	79,615	(46)	579	102,659	80,194

$1	$5	$156	$134	$1	(1)	$157	$133
65.93%	42.71%	20.10%	17.97%	(1.33)%	(3.28)%	9.62%	6.26%
65.93	42.71	20.10	17.97	(1.22)	(3.18)	9.67	6.31
2	6	13,317	10,382	5,110	4,260	18,427	14,642

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of KeyCorp

We have reviewed the consolidated balance sheet of KeyCorp as of September 30, 2017, and the related consolidated statements of income and comprehensive income for the three- and nine-month periods ended September 30, 2017 and 2016, and the consolidated statements of changes in equity and cash flows for the nine-month periods ended September 30, 2017 and 2016. These financial statements are the responsibility of KeyCorp’s management.

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
November 1, 2017

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

We completed $277 million of Common Share repurchases, including $271 million of Common Share repurchases in the open market and $6 million of Common Share repurchases related to employee equity compensation programs in the third quarter of 2017 under our 2017 capital plan authorization.

The following table summarizes our repurchases of our common shares for the three months ended September 30, 2017.

Calendar month	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased as part of publicly announced plans or programs (b)
July 1-31	4,229,550	18.22	3,951,270	4,095,461
August 1-31	10,665,326	18.09	10,611,547	3,673,259
September 1-30	402,704	17.54	399,450	3,337,624
Total	15,297,580	18.12	14,962,267

(a)	Includes common shares deemed surrendered by employees in connection with our stock compensation and benefit plans to satisfy tax obligations.

(b)
Calculated using the remaining general repurchase amount divided by the closing price of KeyCorp common shares as follows: on July 31, at $18.04; on August 31, 2017, at $17.21; and on September 30, 2017, at $18.82.

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

101
The following materials from KeyCorp’s Form 10-Q Report for the quarterly period ended September 30, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income; (iii) the Consolidated Statements of Changes in Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

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

KEYCORP
(Registrant)

Date: November 1, 2017	/s/ Douglas M. Schosser
By: Douglas M. Schosser
Chief Accounting Officer (Principal Accounting Officer)