Form 10-Q
period 2018-03-31
KEYCORP /NEW/
filed 2018-05-03
CIK 91576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares with a par value of $1 each	1,061,663,471 shares
Title of class	Outstanding at April 30, 2018

KEYCORP

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion & Analysis of Financial Condition & Results of Operations

Introduction

This section reviews the financial condition and results of operations of KeyCorp and its subsidiaries for the quarterly periods ended March 31, 2018, and March 31, 2017. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. When you read this discussion, you should also refer to the consolidated financial statements and related notes in this report. The page locations of specific sections and notes that we refer to are presented in the Table of Contents.

References to our “2017 Form 10-K” refer to our Form 10-K for the year ended December 31, 2017, which has been filed with the SEC and is available on its website (www.sec.gov) and on our website (www.key.com/ir).

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

•
For regulatory purposes, capital is divided into two classes. Federal regulations currently prescribe that at least one-half of a bank or BHC’s total risk-based capital must qualify as Tier 1 capital. Both total and Tier 1 capital serve as bases for several measures of capital adequacy, which is an important indicator of financial stability and condition. As described under the heading “Regulatory capital requirements – Capital planning and stress testing” in the section entitled “Supervision and Regulation” that begins on page 8 of our 2017 Form 10-K, the regulators are required to conduct a supervisory capital assessment of all BHCs with assets of at least $50 billion, including KeyCorp. As part of this capital adequacy review, banking regulators evaluate a component of Tier 1 capital, known as Common Equity Tier 1, under the Regulatory Capital Rules. The “Capital” section of this report under the heading “Capital adequacy” provides more information on total capital, Tier 1 capital, and the Regulatory Capital Rules, including Common Equity Tier 1, and describes how these measures are calculated.

The acronyms and abbreviations identified below are used in the Management’s Discussion & Analysis of Financial Condition & Results of Operations as well as in the Notes to Consolidated Financial Statements (Unaudited). You may find it helpful to refer back to this page as you read this report.

ALCO: Asset/Liability Management Committee.	KAHC: Key Affordable Housing Corporation.
ALLL: Allowance for loan and lease losses.	KBCM: KeyBanc Capital Markets, Inc.
A/LM: Asset/liability management.	KCC: Key Capital Corporation.
AOCI: Accumulated other comprehensive income (loss).	KCDC: Key Community Development Corporation.
APBO: Accumulated postretirement benefit obligation.	KEF: Key Equipment Finance.
ASC: Accounting Standards Codification.	KMS: Key Merchant Services, LLC.
Austin: Austin Capital Management, Ltd.	KPP: Key Principal Partners.
BHCs: Bank holding companies.	KREEC: Key Real Estate Equity Capital, Inc.
Board: KeyCorp Board of Directors.	LCR: Liquidity coverage ratio.
Cain Brothers: Cain Brothers & Company, LLC.	LIBOR: London Interbank Offered Rate.
CCAR: Comprehensive Capital Analysis and Review.	LIHTC: Low-income housing tax credit.
CMBS: Commercial mortgage-backed securities.	LTV: Loan-to-value.
CME: Chicago Mercantile Exchange.	Moody’s: Moody’s Investor Services, Inc.
CMO: Collateralized mortgage obligation.	MRM: Market Risk Management group.
Common Shares: KeyCorp common shares, $1 par value.	N/A: Not applicable.
DIF: Deposit Insurance Fund of the FDIC.	NASDAQ: The NASDAQ Stock Market LLC.
Dodd-Frank Act: Dodd-Frank Wall Street Reform and	NAV: Net asset value.
Consumer Protection Act of 2010.	N/M: Not meaningful.
EBITDA: Earnings before interest, taxes, depreciation, and	NOW: Negotiable Order of Withdrawal.
amortization.	NPR: Notice of proposed rulemaking.
EPS: Earnings per share.	NYSE: New York Stock Exchange.
ERISA: Employee Retirement Income Security Act of 1974.	OCC: Office of the Comptroller of the Currency.
ERM: Enterprise risk management.	OCI: Other comprehensive income (loss).
EVE: Economic value of equity.	OREO: Other real estate owned.
FASB: Financial Accounting Standards Board.	OTTI: Other-than-temporary impairment.
FDIC: Federal Deposit Insurance Corporation.	PBO: Projected benefit obligation.
Federal Reserve: Board of Governors of the Federal	PCI: Purchased credit impaired.
Reserve System.	S&P: Standard and Poor’s Ratings Services,
FHLB: Federal Home Loan Bank of Cincinnati.	a Division of The McGraw-Hill Companies, Inc.
FHLMC: Federal Home Loan Mortgage Corporation.	SEC: U.S. Securities and Exchange Commission.
FICO: Fair Isaac Corporation.	Series A Preferred Stock: KeyCorp’s 7.750%
First Niagara: First Niagara Financial Group, Inc.	Noncumulative Perpetual Convertible Preferred
(NASDAQ: FNFG).	Stock, Series A.
FNMA: Federal National Mortgage Association, or Fannie	TCJ Act: Tax Cuts and Jobs Act.
Mae.	TDR: Troubled debt restructuring.
FSOC: Financial Stability Oversight Council.	TE: Taxable-equivalent.
GAAP: U.S. generally accepted accounting principles.	U.S. Treasury: United States Department of the
GNMA: Government National Mortgage Association, or	Treasury.
Ginnie Mae.	VaR: Value at risk.
HelloWallet: HelloWallet, LLC.	VEBA: Voluntary Employee Beneficiary Association.
ISDA: International Swaps and Derivatives Association.	VIE: Variable interest entity.

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

Forward-looking statements, by their nature, are subject to assumptions, risks, and uncertainties, many of which are outside of our control. Our actual results may differ materially from those set forth in our forward-looking statements. There is no assurance that any list of risks and uncertainties or risk factors is complete. Factors that could cause our actual results to differ from those described in forward-looking statements include, but are not limited to:

•	deterioration of commercial real estate market fundamentals;

•	defaults by our loan counterparties or clients;

•	adverse changes in credit quality trends;

•	declining asset prices;

•	our concentrated credit exposure in commercial and industrial loans;

•	the extensive regulation of the U.S. financial services industry;

•	changes in accounting policies, standards, and interpretations;

•	operational or risk management failures by us or critical third parties;

•	breaches of security or failures of our technology systems due to technological or other factors and cybersecurity threats;

•	negative outcomes from claims or litigation;

•	failure or circumvention of our controls and procedures;

•	the occurrence of natural or man-made disasters, conflicts, or terrorist attacks, or other adverse external events;

•	evolving capital and liquidity standards under applicable regulatory rules;

•	disruption of the U.S. financial system;

•	our ability to receive dividends from our subsidiary, KeyBank;

•	unanticipated changes in our liquidity position, including but not limited to, changes in our access to or the cost of funding and our ability to secure alternative funding sources;

•	downgrades in our credit ratings or those of KeyBank;

•	a reversal of the U.S. economic recovery due to financial, political or other shocks;

•	our ability to anticipate interest rate changes and manage interest rate risk;

•	deterioration of economic conditions in the geographic regions where we operate;

•	the soundness of other financial institutions;

•	tax reform and other changes in tax laws, including the impact of the TCJ Act;

•	our ability to attract and retain talented executives and employees and to manage our reputational risks;

•	our ability to timely and effectively implement our strategic initiatives;

•	increased competitive pressure from banks and non-banks;

•	our ability to adapt our products and services to industry standards and consumer preferences;

•	unanticipated adverse effects of strategic partnerships or acquisitions and dispositions of assets or businesses;

•	our ability to realize the anticipated benefits of the First Niagara merger; and

•	our ability to develop and effectively use the quantitative models we rely upon in our business planning.

Any forward-looking statements made by us or on our behalf speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement to reflect the impact of subsequent events or circumstances. Before making an investment decision, you should carefully consider all risks and uncertainties disclosed in our SEC filings, including this report on Form 10-Q and our subsequent reports on Forms 8-K, 10-Q, and 10-K and our registration statements under the Securities Act of 1933, as amended, all of which are or will upon filing be accessible on the SEC’s website at www.sec.gov and on our website at www.key.com/ir.

Selected financial data

Our financial performance for each of the last five quarters is summarized in Figure 1.

Figure 1. Selected Financial Data

	2018	2017
dollars in millions, except per share amounts	First	Fourth	Third	Second	First
FOR THE PERIOD
Interest income	$1,137	$1,114	$1,109	$1,117	$1,050
Interest expense	193	176	161	144	132
Net interest income	944	938	948	973	918
Provision for credit losses	61	49	51	66	63
Noninterest income	601	656	592	653	577
Noninterest expense	1,006	1,098	992	995	1,013
Income (loss) from continuing operations before income taxes	478	447	497	565	419
Income (loss) from continuing operations attributable to Key	416	195	363	407	324
Income (loss) from discontinued operations, net of taxes	2	1	1	5	—
Net income (loss) attributable to Key	418	196	364	412	324
Income (loss) from continuing operations attributable to Key common shareholders	402	181	349	393	296
Income (loss) from discontinued operations, net of taxes	2	1	1	5	—
Net income (loss) attributable to Key common shareholders	404	182	350	398	296
PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.38	$.17	$.32	$.36	$.28
Income (loss) from discontinued operations, net of taxes	—	—	—	—	—
Net income (loss) attributable to Key common shareholders (a)	.38	.17	.32	.37	.28
Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	.38	.17	.32	.36	.27
Income (loss) from discontinued operations, net of taxes — assuming dilution	—	—	—	—	—
Net income (loss) attributable to Key common shareholders — assuming dilution (a)	.38	.17	.32	.36	.27
Cash dividends paid	.105	.105	.095	.095	.085
Book value at period end	13.07	13.09	13.18	13.02	12.71
Tangible book value at period end	10.35	10.35	10.52	10.40	10.21
Market price:
High	22.15	20.44	19.37	19.10	19.53
Low	19.04	17.64	16.47	16.91	16.54
Close	19.55	20.17	18.82	18.74	17.78
Weighted-average common shares outstanding (000)	1,056,037	1,062,348	1,073,390	1,076,203	1,068,609
Weighted-average common shares and potential common shares outstanding (000) (b)	1,071,786	1,079,330	1,088,841	1,093,039	1,086,540
AT PERIOD END
Loans	$88,089	$86,405	$86,492	$86,503	$86,125
Earning assets	122,961	123,490	122,625	121,243	120,261
Total assets	137,049	137,698	136,733	135,824	134,476
Deposits	104,751	105,235	103,446	102,821	103,982
Long-term debt	13,749	14,333	15,100	13,261	12,324
Key common shareholders’ equity	13,919	13,998	14,224	14,228	13,951
Key shareholders’ equity	14,944	15,023	15,249	15,253	14,976
PERFORMANCE RATIOS — FROM CONTINUING OPERATIONS
Return on average total assets	1.25%	.57%	1.07%	1.23%	.99%
Return on average common equity	11.76	5.04	9.74	11.12	8.76
Return on average tangible common equity (c)	14.89	6.35	12.21	13.80	10.98
Net interest margin (TE)	3.15	3.09	3.15	3.30	3.13
Cash efficiency ratio (c)	62.9	66.7	62.2	59.3	65.8
PERFORMANCE RATIOS — FROM CONSOLIDATED OPERATIONS
Return on average total assets	1.24%	.57%	1.06%	1.23%	.98%
Return on average common equity	11.82	5.07	9.77	11.26	8.76
Return on average tangible common equity (c)	14.97	6.39	12.25	13.98	10.98
Net interest margin (TE)	3.13	3.07	3.13	3.28	3.11
Loan-to-deposit (d)	86.9	84.4	86.2	87.2	85.6
CAPITAL RATIOS AT PERIOD END
Key shareholders’ equity to assets	10.90%	10.91%	11.15%	11.23%	11.14%
Key common shareholders’ equity to assets	10.16	10.17	10.40	10.48	10.37
Tangible common equity to tangible assets (c)	8.22	8.23	8.49	8.56	8.51
Common Equity Tier 1	9.99	10.16	10.26	9.91	9.91
Tier 1 risk-based capital	10.82	11.01	11.11	10.73	10.74
Total risk-based capital	12.73	12.92	13.09	12.64	12.69
Leverage	9.76	9.73	9.83	9.95	9.81
TRUST ASSETS
Assets under management	$39,003	$39,588	$38,660	$37,613	$37,417
OTHER DATA
Average full-time-equivalent employees	18,540	18,379	18,548	18,344	18,386
Branches	1,192	1,197	1,208	1,210	1,216

(a)	EPS may not foot due to rounding.

(b)	Assumes conversion of Common Share options and other stock awards as applicable.

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

Beginning in the first quarter of 2018, we no longer separately report merger-related charges. Prior to that, we reported merger-related charges as a result of our purchase of First Niagara on August 1, 2016. The definitive agreement and plan of merger to acquire First Niagara was originally announced on October 30, 2015. For every quarter of 2017, merger-related charges are included in the total for "notable items." The table below shows the computation of return on average tangible common equity excluding notable items, pre-provision net revenue excluding notable items, cash efficiency ratio excluding notable items, and return on average assets from continuing operations excluding notable items. Management believes that eliminating the effects of the merger-related charges and other notable items made it easier to analyze the results by presenting them on a more comparable basis.

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

Figure 2. GAAP to Non-GAAP Reconciliations

		Three months ended
dollars in millions		3/31/2018	12/31/2017	9/30/2017	6/30/2017	3/31/2017
Tangible common equity to tangible assets at period-end
Key shareholders’ equity (GAAP)		$14,944	$15,023	$15,249	$15,253	$14,976
Less:	Intangible assets (a)	2,902	2,928	2,870	2,866	2,751
	Preferred Stock (b)	1,009	1,009	1,009	1,009	1,009
	Tangible common equity (non-GAAP)	$11,033	$11,086	$11,370	$11,378	$11,216
Total assets (GAAP)		$137,049	$137,698	$136,733	$135,824	$134,476
Less:	Intangible assets (a)	2,902	2,928	2,870	2,866	2,751
	Tangible assets (non-GAAP)	$134,147	$134,770	$133,863	$132,958	$131,725
	Tangible common equity to tangible assets ratio (non-GAAP)	8.22%	8.23%	8.49%	8.56%	8.51%
Notable items
Merger-related charges		—	$(56)	$(36)	$(44)	$(81)
Impacts of tax reform and related actions		—	(30)	—	—	—
Merchant services gain		—	—	(5)	64	—
Purchase accounting finalization, net		—	—	—	43	—
Charitable contribution		—	—	—	(20)	—
Total notable items		—	$(86)	$(41)	$43	$(81)
Income taxes		—	(26)	(13)	16	(30)
Reevaluation of certain tax related assets		—	147	—	—	—
Total notable items after tax		—	$(207)	$(28)	$27	$(51)
Average tangible common equity
Average Key shareholders’ equity (GAAP)		$14,889	$15,268	$15,241	$15,200	$15,184
Less:	Intangible assets (average) (c)	2,916	2,939	2,878	2,756	2,772
	Preferred Stock (average)	1,025	1,025	1,025	1,025	1,480
	Average tangible common equity (non-GAAP)	$10,948	$11,304	$11,338	$11,419	$10,932
Return on average tangible common equity from continuing operations
Net income (loss) from continuing operations attributable to Key common shareholders (GAAP)		$402	$181	$349	$393	$296
Plus:	Notable items, after tax	—	207	28	(27)	51
	Net income (loss) from continuing operations attributable to Key common shareholders after notable items (non-GAAP)	$402	$388	$377	$366	$347
Average tangible common equity (non-GAAP)		10,948	11,304	11,338	11,419	10,932
Return on average tangible common equity from continuing operations (non-GAAP)		14.89%	6.35%	12.21%	13.80%	10.98%
Return on average tangible common equity from continuing operations excluding notable items (non-GAAP)		14.89	13.62	13.19	12.86	12.87
Return on average tangible common equity consolidated
Net income (loss) attributable to Key common shareholders (GAAP)		$404	$182	$350	$398	$296
Average tangible common equity (non-GAAP)		10,948	11,304	11,338	11,419	10,932
Return on average tangible common equity consolidated (non-GAAP)		14.97%	6.39%	12.25%	13.98%	10.98%
Pre-provision net revenue
Net interest income (GAAP)		$944	$938	$948	$973	$918
Plus:	Taxable-equivalent adjustment	8	14	14	14	11
	Noninterest income (GAAP)	601	656	592	653	577
Less:	Noninterest expense (GAAP)	1,006	1,098	992	995	1,013
	Pre-provision net revenue from continuing operations (non-GAAP)	$547	$510	$562	$645	$493
Plus:	Notable items	—	86	41	(43)	81
	Pre-provision net revenue from continuing operations excluding notable items (non-GAAP)	547	596	603	602	574
Cash efficiency ratio
Noninterest expense (GAAP)		$1,006	$1,098	$992	$995	$1,013
Less:	Intangible asset amortization	29	26	25	22	22
Adjusted noninterest expense (non-GAAP)		$977	$1,072	$967	$973	$991
Less:	Notable items	—	85	36	60	81
Adjusted noninterest expense excluding notable items (non-GAAP)		$977	$987	$931	$913	$910
Net interest income (GAAP)		$944	$938	$948	$973	$918
Plus:	Taxable-equivalent adjustment	8	14	14	14	11
	Noninterest income (GAAP)	601	656	592	653	577
Total taxable-equivalent revenue (non-GAAP)		$1,553	$1,608	$1,554	$1,640	$1,506
Plus:	Notable items	—	1	5	(103)	—
	Adjusted noninterest income excluding notable items (non-GAAP)	$1,553	$1,609	$1,559	$1,537	$1,506
Cash efficiency ratio (non-GAAP)		62.9%	66.7%	62.2%	59.3%	65.8%
Cash efficiency ratio excluding notable items (non-GAAP)		62.9	61.3	59.7	59.4	60.4
Return on average total assets from continuing operations excluding notable items
Income from continuing operations attributable to Key (GAAP)		$416	$195	$363	$407	$324
Plus:	Notable items, after tax	—	207	28	(27)	51
	Income from continuing operations attributable to Key excluding notable items, after tax (non-GAAP)	$416	$402	$391	$380	$375
Average total assets from continuing operations (GAAP)		$134,915	$135,255	$134,356	$132,491	$132,741
Return on average total assets from continuing operations excluding notable items (non-GAAP)		1.25%	1.18%	1.15%	1.15%	1.15%

Figure 2. GAAP to Non-GAAP Reconciliations, continued

dollars in millions	Three months ended March 31, 2018
Common Equity Tier 1 under the Regulatory Capital Rules (estimates)
Common Equity Tier 1 under current Regulatory Capital Rules	$12,086
Adjustments from current Regulatory Capital Rules to the fully phased-in Regulatory Capital Rules:
Deferred tax assets and other intangible assets (d)	—
Common Equity Tier 1 anticipated under the fully phased-in Regulatory Capital Rules (e)	$12,086

Net risk-weighted assets under current Regulatory Capital Rules	$120,986
Adjustments from current Regulatory Capital Rules to the fully phased-in Regulatory Capital Rules:
Mortgage servicing assets (f)	700
All other assets	319
Total risk-weighted assets anticipated under the fully phased-in Regulatory Capital Rules (e)	$122,005

Common Equity Tier 1 ratio under the fully phased-in Regulatory Capital Rules (e)	9.91%

(a)
For the three months ended March 31, 2018, December 31, 2017, September 30, 2017, June 30, 2017, and March 31, 2017, intangible assets exclude $23 million, $26 million, $30 million, $33 million, and $38 million, respectively, of period-end purchased credit card relationships.

(b)	Net of capital surplus.

(c)
For the three months ended March 31, 2018, December 31, 2017, September 30, 2017, June 30, 2017, and March 31, 2017, average intangible assets exclude $24 million, $28 million, $32 million, $36 million, and $40 million, respectively, of average purchased credit card relationships.

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

(f)	Item is included in the 10%/15% exceptions bucket calculation and is risk-weighted at 250%.

Long-term financial targets

Our long-term financial targets are as follows:

•	Generate positive operating leverage and a cash efficiency ratio in the range of 54.0% to 56.0%;

•	Maintain a moderate risk profile by targeting a net loan charge-offs to average loans ratio in the range of .40% to .60%; and

•	Achieve a return on tangible common equity ratio in the range of 15.00% to 18.00%.

Figure 3 shows the evaluation of our long-term financial targets for the three months ended March 31, 2018.

Figure 3. Evaluation of Our Long-Term Targets

	Key Metrics (a)	1Q18	Targets
Positive operating leverage	Cash efficiency ratio (b)	62.9%	54.0 - 56.0%
Moderate Risk Profile	Net loan charge-offs to average loans	.25%	.40 - .60%
Financial Returns	Return on average tangible common equity (b)	14.89%	15.00 - 18.00%

(a)	Calculated from continuing operations, unless otherwise noted.

(b)	Non-GAAP measure; see Figure 2 entitled “GAAP to Non-GAAP Reconciliations” for reconciliation.

Strategic developments

Our actions and results during the first three months of 2018 supported our corporate strategy described in the “Introduction” section under the “Corporate strategy” heading on page 38 of our 2017 Form 10-K.

•
Total revenue was up 3.1% compared to the first quarter of last year driven by a higher net interest margin, solid loan growth, and strong performance from our fee-based businesses. Excluding purchase accounting accretion, net interest income was up $43 million from the first quarter of 2017, driven by higher interest rates and well-managed deposit betas. The growth in average loans for the first quarter of 2018 was primarily in our commercial and industrial portfolio which was up 6.8% from a year ago, reflecting broad-based growth in commercial and industrial loans with middle-market clients. We had a record first quarter for investment banking and debt placement fees of $143 million, an increase of 12.6% from the year-ago quarter, as we benefited from the acquisition of Cain Brothers as well as continued growth in our core franchise.

•
Net loan charge-offs were .25% of average loans for the first three months of 2018, down from .27% for the same period one-year ago and below our targeted range. Total net loan charge-offs decreased during the first three months of 2018 compared to the year-ago period. Total loans charged off decreased in our commercial lease financing, home equity loan, and consumer indirect loan portfolios. Partially offsetting these decreases in loan charge-offs were increases in total loans charged off in our commercial and industrial and real estate — residential mortgage loan portfolios. Total loan loss recoveries were down slightly from the year-ago quarter.

•
Capital management remains a priority for 2018. As previously reported, share repurchases of up to $800 million were included in the 2017 capital plan, which is effective through the second quarter of 2018. We completed $199 million of Common Share repurchases, including $156 million of Common Share repurchases in the open market and $43 million of Common Share repurchases related to employee equity compensation programs, in the first quarter of 2018 under this authorization.

•
Consistent with our 2017 capital plan, the Board declared a quarterly dividend of $.105 per Common Share for the first quarter of 2018. In the second quarter of 2018, the Board plans to consider a potential increase in our quarterly common share dividend, up to $.12 per share.

•
On March 29, 2018, we announced that we had entered into a definitive agreement to sell Key Insurance & Benefits Services, Inc. to USI Insurance Services. We acquired Key Insurance & Benefits Services, Inc. as a part of the 2016 merger with First Niagara. The transaction is subject to regulatory approvals and other customary closing conditions and is expected to close in the second quarter of 2018.

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

Supervision and regulation

The following discussion provides a summary of recent regulatory developments and should be read in conjunction with the disclosure included in our 2017 Form 10-K under the heading “Supervision and Regulation” in Item 1. Business and under the heading “II. Compliance Risk” in Item 1A. Risk Factors.

Regulatory capital requirements

The final rule to implement the Basel III international capital framework (“Basel III”) was effective January 1, 2015, with a multi-year transition period ending on December 31, 2018 (“Regulatory Capital Rules”). The Basel III capital framework and the U.S. implementation of the Basel III capital framework are discussed in more detail in Item 1. Business of our 2017 Form 10-K under the heading “Supervision and Regulation - Regulatory capital requirements.”

Under the Regulatory Capital Rules, standardized approach banking organizations, such as KeyCorp and KeyBank, are required to meet the minimum capital and leverage ratios set forth in Figure 4 below. At March 31, 2018, Key had an estimated Common Equity Tier 1 Capital Ratio of 9.91% under the fully phased-in Regulatory Capital Rules. Also at March 31, 2018, based on the fully phased-in Regulatory Capital Rules, Key estimates that its capital and leverage ratios, after adjustment for market risk, would be as set forth in Figure 4.

Figure 4. Pro Forma Ratios vs. Minimum Capital Ratios Calculated Under the Fully Phased-In Regulatory Capital Rules

Ratios (including capital conservation buffer)	Key March 31, 2018 Pro forma	Minimum January 1, 2018	Phase-in Period	Minimum January 1, 2019
Common Equity Tier 1 (a)	9.91%	4.5%	None	4.5%
Capital conservation buffer (b)		—	1/1/16-1/1/19	2.5
Common Equity Tier 1 + Capital conservation buffer		4.5	1/1/16-1/1/19	7.0
Tier 1 Capital	10.73%	6.0	None	6.0
Tier 1 Capital + Capital conservation buffer		6.0	1/1/16-1/1/19	8.5
Total Capital	12.64%	8.0	None	8.0
Total Capital + Capital conservation buffer		8.0	1/1/16-1/1/19	10.5
Leverage (c)	9.76%	4.0	None	4.0

(a)	See Figure 2 entitled “GAAP to Non-GAAP Reconciliations,” which presents the computation of Common Equity Tier 1 capital under the fully phased-in regulatory capital rules.

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

Revised prompt corrective action framework

The federal prompt corrective action (“PCA”) framework under the FDIA groups FDIC-insured depository institutions into one of five prompt corrective action capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” In addition to implementing the Basel III capital framework in the United States, the Regulatory Capital Rules also revised the prompt corrective action capital category threshold ratios applicable to FDIC-insured depository institutions such as KeyBank, with an effective date of January 1, 2015. The revised Prompt Corrective Action Framework table in Figure 5 identifies the capital category thresholds for a “well capitalized” and an “adequately capitalized” institution under the Prompt Corrective Action Framework.

Figure 5. "Well Capitalized" and "Adequately Capitalized" Capital Category Ratios under Revised PCA Framework

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

We believe that, as of March 31, 2018, KeyBank (consolidated) satisfied the risk-based and leverage capital requirements necessary to be considered “well capitalized” for purposes of the PCA framework. However, investors should not regard this determination as a representation of the overall financial condition or prospects of KeyBank because the prompt corrective action framework is intended to serve a limited supervisory function. Moreover, it is important to note that the prompt corrective action framework does not apply to BHCs, like KeyCorp.

Recent regulatory capital-related developments

On September 27, 2017, the federal banking agencies issued a joint proposal to simplify certain aspects of the Regulatory Capital Rules for standardized approach banking organizations (the “Simplification Proposal”), including Key. In anticipation of the Simplification Proposal, on August 22, 2017, the agencies issued a companion proposal to extend the current capital treatment for certain items that are part of the Simplification Proposal and also subject to the multi-year transition period for the Regulatory Capital Rules, which ends on December 31, 2018 (the “Transitions Proposal”). The Transitions Proposal was published as a final rule in the Federal Register on November 21, 2017, and is expected to alleviate the burden that would have resulted from the continued phase-in of those capital requirements as the agencies seek public comment on and work to finalize the Simplification Proposal. The Simplification Proposal and the Transitions Proposal are discussed in more detail in Item 1. Business of our 2017 Form 10-K under the heading “Supervision and Regulation - Regulatory capital requirements - Recent regulatory capital-related developments.”

In December 2017, the Basel Committee released its final revisions to Basel III. The revisions seek to restore credibility in the calculation of risk-weighted assets and improve the comparability of regulatory capital ratios across banking organizations. The revisions are discussed in more detail in Item 1. Business of our 2017 Form 10-K under the heading “Supervision and Regulation - Regulatory capital requirements - Recent regulatory capital-related developments.”

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

Subsequently, in February 2018, the Basel Committee released for public consultation a proposal to update the Pillar 3 disclosure framework, to more appropriately align it to the changes adopted under the Basel Committee’s final revisions to Basel III. The public consultation period ends on May 25, 2018. Before any action is taken by the federal banking agencies with respect to the revised Pillar 3 disclosure framework, it first must be adopted in final form by the Basel Committee, and the federal agencies must determine whether and to what extent they will implement the final revisions to Basel III released by the Basel Committee in December 2017.

Capital planning and stress testing

On December 7, 2017, the Federal Reserve released for public comment a package of proposals that would increase the transparency of its stress testing program while maintaining the Federal Reserve’s ability to test the resilience of the nation’s largest, most complex banks. The proposals responded to public and industry calls for more transparency around the CCAR program. The proposals are discussed in more detail in Item 1. Business of our 2017 Form 10-K under the heading “Supervision and Regulation - Regulatory capital requirements - Recent developments in capital planning and stress testing.”

In a separate release, published April 10, 2018, the Federal Reserve invited comment on a proposal to integrate certain aspects of the Federal Reserve’s Regulatory Capital Rules with the CCAR and stress test rules, in order to simplify the overall capital framework that is currently applicable to banking organizations subject to the capital plan rule (including KeyCorp).  Under the proposal, the Federal Reserve would (1) amend the capital conservation buffer requirement under the Regulatory Capital Rules by replacing the static risk-weighted assets component of the buffer with a new measure, the stress capital buffer, which would be based on the results of an individual banking organization’s annual supervisory stress test; (2) introduce a stress leverage buffer requirement that would replace the existing Tier 1 leverage requirement under CCAR; (3) modify certain assumptions under the supervisory stress test; (4) remove the 30% dividend payout ratio limitation as a criterion for heightened supervisory scrutiny of an organization’s capital plan; and (5) eliminate the CCAR quantitative objection.

Under the proposed rule, a banking organization would not be subject to any limitations on capital distributions and discretionary bonus payments if it satisfies all minimum capital requirements and its capital conservation requirement (as amended to incorporate the stress capital buffer), stress leverage buffer requirement, and, if applicable, the advanced approaches capital conservation buffer requirement and supplementary leverage ratio standard (the latter two of which do not apply to KeyCorp). If it is adopted as a final rule, the proposal would be effective December 31, 2018; however, the stressed capital buffer and stress leverage buffer requirements would generally not be effective until October 1, 2019.  Key expects that the proposal would have a marginally favorable impact on its capital requirements.

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

Under the Liquidity Coverage Rules, KeyCorp must calculate a Modified LCR on a monthly basis, and was required to satisfy a minimum Modified LCR requirement of 100% by January 1, 2017. At March 31, 2018, Key’s Modified LCR was above 100%. In the future, KeyCorp may change the composition of our investment portfolio, increase the size of the overall investment portfolio, and modify product offerings to enhance or optimize our liquidity position.

Net stable funding ratio

The federal banking agencies commenced the U.S. implementation of the Basel III net stable funding ratio (“NSFR”) in April and May 2016, with the release of a proposed rule to implement a NSFR requirement for certain internationally active banking organizations (excluding KeyCorp) and a modified version of the minimum NSFR requirement (“Modified NSFR”) for BHCs and other depository institution holding companies with over $50 billion in consolidated assets that are not internationally active (including KeyCorp), together with quarterly public disclosure requirements. The proposed rule would require banking organizations to satisfy a minimum NSFR requirement of 1.0 on an ongoing basis. However, banking organizations subject to the Modified NSFR (like KeyCorp) would be required to maintain a lower minimum amount of available stable funding, equal to 70% of the required stable funding under the NSFR. The proposed rule was scheduled to be effective on January 1, 2018; however, it has not been adopted in final form. The comment period for the NPR expired on August 5, 2016. If the proposed NSFR requirement is adopted as a final rule, then similar to actions taken in connection with the implementation of the Liquidity Coverage Rules, KeyCorp may adjust its balance sheet or modify product offerings to enhance its liquidity position.

Resolution and recovery planning

BHCs with at least $50 billion in total consolidated assets, like KeyCorp, are required to periodically submit to the Federal Reserve and FDIC a plan discussing how the company could be rapidly and efficiently resolved if the company failed or experienced material financial distress. Insured depository institutions with at least $50 billion in total consolidated assets, like KeyBank, are also required to submit a resolution plan to the FDIC. These plans are due annually, usually by December 31 of each year. For 2015, these resolution plans, the third required from
KeyCorp and KeyBank, were submitted on December 1, 2015. KeyCorp and KeyBank were not required to submit resolution plans for 2016 because the FDIC and Federal Reserve deferred such requirement (for 38 firms, including
KeyCorp) until December 2017 and the FDIC deferred such requirement (for a number of insured depository institutions, including KeyBank) until July 1, 2018. On December 1, 2017, KeyCorp submitted its resolution plan to the Federal Reserve and the FDIC. The Federal Reserve and FDIC make available on their websites the public sections of resolution plans for the companies, including KeyCorp and KeyBank, that submitted plans. The public section of the resolution plans of KeyCorp and KeyBank is available at http://www.federalreserve.gov/supervisionreg/resolution-plans.htm and https://www.fdic.gov/regulations/reform/resplans/.

On September 28, 2016, the OCC released final guidelines that establish standards for recovery planning by certain large OCC-regulated institutions, including KeyBank. The guidelines require such institutions to establish a comprehensive framework for evaluating the financial effects of severe stress events, and recovery actions an institution may pursue to remain a viable, going concern during a period of severe financial stress. Under the final guidelines, an institution’s recovery plan must include triggers to alert the institution of severe stress events, escalation procedures, recovery options, and a process for periodic review and approval by senior management and the board of directors. The recovery plan should be tailored to the complexity, scope of operations, and risk profile of the institution. Because KeyBank had average total consolidated assets of greater than $100 billion but less than $750 billion as reported on KeyBank’s Consolidated Reports of Condition and Income for the four most recent consecutive quarters prior to January 1, 2017, it was required to be in compliance with the guidelines not later than January 1, 2018. We believe that KeyBank is in compliance with the guidelines.

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

In December 2016, the FDIC issued a final rule that imposes recordkeeping requirements on insured depository institutions with two million or more deposit accounts (including KeyBank) in order to facilitate rapid payment of insured deposits to customers if the institutions were to fail. The rule requires those insured depository institutions to: (i) maintain complete and accurate data on each depositor’s ownership interest by right and capacity for all of the institution’s deposit accounts; and (ii) develop the capability to calculate the insured and uninsured amounts for each deposit owner within 24 hours of failure. The FDIC will conduct periodic testing of compliance with these requirements, and institutions subject to the rule must submit to the FDIC a certification of compliance, signed by the KeyBank chief executive officer, and deposit insurance coverage summary report on or before the mandatory compliance date and annually thereafter. The final rule became effective on April 1, 2017, with a mandatory compliance date of April 1, 2020. The FDIC has been releasing Frequently Asked Questions for Part 370 on a rolling basis, and has committed to continue this practice as institutions subject to the rule present issues associated with its implementation that require FDIC consultation.

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

On January 4, 2018, the Federal Reserve released the final component of the proposed LFI Rating System — proposed guidance regarding core principles for effective senior management, business management, and independent risk management and controls for large financial institutions. The proposals and guidance are discussed in more detail in Item 1. Business of our 2017 Form 10-K under the heading “Supervision and Regulation - Other Regulatory Developments under the Dodd-Frank Act - Supervision and governance.”

ERISA fiduciary standard

In April 2016, the Department of Labor published final rules and amendments to certain prohibited transaction exemptions regarding which service providers would be regarded as fiduciaries under ERISA for making investment advice recommendations to: (i) certain retirement plan fiduciaries, participants, or beneficiaries; and (ii) owners or beneficiaries of individual retirement accounts and health savings accounts, among other retirement plans. The purpose of the rules is to place fiduciary obligations, rather than the lesser legal obligations that currently apply, on these service providers. Accordingly, the rules subject any financial institution making recommendations for either the purchase or sale of investments in or rollover of the respective retirement plan to certain fiduciary obligations under ERISA such as an impartial conduct standard and not selling certain investment products whose compensation may raise a conflict of interest for the advisor without entering into a contract providing certain disclosures and legal remedies to the customer. Under the Department of Labor’s original rules, the impartial standard requirement for financial institutions and their advisors was to become effective April 10, 2017. However, in response to a Presidential Order, the Department of Labor extended the effective date to June 9, 2017. The contract provisions were required to be in place by January 1, 2018. However, on November 29, 2017, the Department of Labor extended the applicability of the contract rules until July 1, 2019, while it continues to review requested comments concerning whether to modify, further delay, or rescind these rules in whole or in part. On March 15, 2018, the United States Court of Appeals for the Fifth Circuit invalidated the rule in its entirety. Other federal courts have upheld the rule. It is unclear what impact these decisions will have on the rules.

Results of Operations

Earnings overview

The following chart provides a reconciliation of net income from continuing operations attributable to Key common shareholders for the three months ended March 31, 2017, to the three months ended March 31, 2018 (dollars in millions):
The following discussion explains the key factors that caused these elements to change.

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

To make it easier to compare both the results across several periods and the yields on various types of earning assets (some taxable, some not), we present net interest income in this discussion on a “TE basis” (i.e., as if all income were taxable and at the same rate). For example, $100 of tax-exempt income would be presented as $126, an amount that, if taxed at the statutory federal income tax rate of 21%, would yield $100. Prior to 2018, $100 of tax-exempt income would be presented as $154, an amount that, if taxed at the previous statutory federal income tax rate of 35%, would yield $100.

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
TE net interest income was $952 million for the first quarter of 2018, and the net interest margin was 3.15%, compared to TE net interest income of $929 million and a net interest margin of 3.13% for the first quarter of 2017, reflecting the benefit from higher interest rates and low deposit betas. First quarter 2018 net interest income included $33 million of purchase accounting accretion, a decline of $20 million from the first quarter of 2017. In 2018, we expect net interest income to be in the range of $3.95 billion to $4.05 billion.

Average loans were $86.9 billion for the first quarter of 2018, an increase of $794 million compared to the first quarter of 2017, reflecting broad-based growth in commercial and industrial loans with middle-market clients, as well as strength in auto lending as the company expands into existing geographies and dealer relationships. In addition, reductions in commercial real estate loans over the past year reflect significantly higher debt placements and paydowns. For 2018, we anticipate average loans to be in the range of $88.5 billion to $89.5 billion.

Average deposits totaled $102.6 billion for the first quarter of 2018, an increase of $478 million compared to the year-ago quarter. Certificates of deposits and other time deposits increased $1.5 billion, reflecting strength in Key’s retail banking franchise and growth from commercial relationships. Additionally, consumer noninterest-bearing balances grew 10% from the prior year. NOW and money-market deposit accounts declined $792 million, partially driven by a shift to higher-yielding deposit products and the managed exit of certain higher cost corporate and public sector deposits. For 2018, we anticipate average deposits to be in the range of $104.5 billion to $105.5 billion.

Figure 6. Consolidated Average Balance Sheets, Net Interest Income, and Yields/Rates from Continuing Operations

	First Quarter 2018			Fourth Quarter 2017
dollars in millions	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)
ASSETS
Loans (b), (c)
Commercial and industrial (d)	$42,733	$434	4.11%	$41,289	$417	4.01%
Real estate — commercial mortgage	14,085	165	4.76	14,386	167	4.60
Real estate — construction	1,957	22	4.64	1,967	23	4.55
Commercial lease financing	4,663	41	3.53	4,687	45	3.86
Total commercial loans	63,438	662	4.23	62,329	652	4.15
Real estate — residential mortgage	5,479	54	3.95	5,474	54	3.95
Home equity loans	11,877	134	4.56	12,128	134	4.39
Consumer direct loans	1,766	33	7.53	1,782	32	7.15
Credit cards	1,080	30	11.32	1,061	30	11.14
Consumer indirect loans	3,287	35	4.29	3,232	36	4.42
Total consumer loans	23,489	286	4.91	23,677	286	4.80
Total loans	86,927	948	4.41	86,006	938	4.33
Loans held for sale	1,187	12	4.10	1,420	13	3.81
Securities available for sale (b), (e)	17,889	95	2.06	18,447	93	1.97
Held-to-maturity securities (b)	12,041	69	2.30	11,121	61	2.20
Trading account assets	907	7	2.99	898	6	2.72
Short-term investments	2,048	8	1.51	3,684	12	1.29
Other investments (e)	723	6	2.96	725	5	2.80
Total earning assets	121,722	1,145	3.78	122,301	1,128	3.66
Allowance for loan and lease losses	(875)			(871)
Accrued income and other assets	14,068			13,825
Discontinued assets	1,304			1,358
Total assets	$136,219			$136,613

LIABILITIES
NOW and money market deposit accounts	$53,503	46.34		$53,601	40.29
Savings deposits	6,232	5.29		6,372	3.24
Certificates of deposit ($100,000 or more)	6,972	27	1.58	6,776	26	1.50
Other time deposits	4,865	13	1.12	4,771	13	1.05
Total interest-bearing deposits	71,572	91.51		71,520	82.45
Federal funds purchased and securities sold under repurchase agreements	1,421	4	1.11	360	—	.08
Bank notes and other short-term borrowings	1,342	6	1.87	693	3	1.72
Long-term debt (f), (g)	12,465	92	2.95	13,140	91	2.76
Total interest-bearing liabilities	86,800	193.90		85,713	176.81
Noninterest-bearing deposits	30,984			32,278
Accrued expense and other liabilities	2,241			1,994
Discontinued liabilities (g)	1,304			1,359
Total liabilities	121,329			121,344
EQUITY
Key shareholders’ equity	14,889			15,268
Noncontrolling interests	1			1
Total equity	14,890			15,269
Total liabilities and equity	$136,219			$136,613

Interest rate spread (TE)			2.88%			2.85%
Net interest income (TE) and net interest margin (TE)		952	3.15%		952	3.09%
TE adjustment (b)		8			14
Net interest income, GAAP basis		$944			$938

(a)	Results are from continuing operations. Interest excludes the interest associated with the liabilities referred to in (g), calculated using a matched funds transfer pricing methodology.

(b)	Interest income on tax-exempt securities and loans has been adjusted to a TE basis using the statutory federal income tax rate in effect for that period.

(c)	For purposes of these computations, nonaccrual loans are included in average loan balances.

(d)
Commercial and industrial average balances include $120 million, $119 million, $117 million, $117 million, and $114 million of assets from commercial credit cards for the three months ended March 31, 2018, December 31, 2017, September 30, 2017, June 30, 2017, and March 31, 2017, respectively.

Figure 6. Consolidated Average Balance Sheets, Net Interest Income, and Yields/Rates from Continuing Operations

Third Quarter 2017			Second Quarter 2017			First Quarter 2017
Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)

$41,416	$414	3.97%	$40,666	$409	4.04%	$40,002	$373	3.77%
14,850	169	4.51	15,096	187	4.97	15,187	164	4.39
2,054	23	4.51	2,204	31	5.51	2,353	26	4.54
4,694	46	3.89	4,690	50	4.33	4,635	44	3.76
63,014	652	4.11	62,656	677	4.34	62,177	607	3.95
5,493	54	3.92	5,509	52	3.77	5,520	54	3.94
12,314	136	4.41	12,473	135	4.31	12,611	131	4.22
1,774	33	7.26	1,743	31	7.07	1,762	30	6.97
1,049	30	11.34	1,044	29	11.04	1,067	29	11.06
3,170	37	4.64	3,077	38	5.02	2,996	37	4.91
23,800	290	4.85	23,846	285	4.77	23,956	281	4.75
86,814	942	4.31	86,502	962	4.46	86,133	888	4.17
1,607	17	4.13	1,082	9	3.58	1,188	13	4.28
18,574	91	1.96	17,997	90	1.97	19,181	95	1.95
10,469	55	2.12	10,469	55	2.09	9,988	51	2.04
889	7	2.74	1,042	7	3.00	968	7	2.75
2,166	6	1.21	1,970	5.96		1,610	3.79
728	5	2.46	687	3	1.87	709	4	2.26
121,247	1,123	3.68	119,749	1,131	3.78	119,777	1,061	3.57
(868)			(864)			(855)
13,977			13,606			13,819
1,417			1,477			1,540
$135,773			$133,968			$134,281

$53,826	37.27		$54,416	34.25		$54,295	32.24
6,697	5.25		6,854	4.21		6,351	1.10
6,402	21	1.31	6,111	19	1.23	5,627	16	1.16
4,664	9.81		4,650	9.77		4,706	9.76
71,589	72.40		72,031	66.36		70,979	58.33
456	—	.23	466	—	.23	795	1.32
865	3	1.49	1,216	4	1.43	1,802	5	1.06
12,631	86	2.75	11,046	74	2.68	10,833	68	2.54
85,541	161.75		84,759	144.68		84,409	132.63
31,516			30,748			31,099
2,057			1,782			2,048
1,417			1,477			1,540
120,531			118,766			119,096

15,241			15,200			15,184
1			2			1
15,242			15,202			15,185
$135,773			$133,968			$134,281

		2.93%			3.10%			2.94%
	962	3.15%		987	3.30%		929	3.13%
	14			14			11
	$948			$973			$918

(e)	Yield is calculated on the basis of amortized cost.

(f)	Rate calculation excludes basis adjustments related to fair value hedges.

(g)	A portion of long-term debt and the related interest expense is allocated to discontinued liabilities as a result of applying our matched funds transfer pricing methodology to discontinued operations.

Figure 7 shows how the changes in yields or rates and average balances from the prior year period affected net interest income. The section entitled “Financial Condition” contains additional discussion about changes in earning assets and funding sources.

Figure 7. Components of Net Interest Income Changes from Continuing Operations

	From three months ended March 31, 2017
	to three months ended March 31, 2018
in millions	Average Volume	Yield/ Rate	Net Change (a)
INTEREST INCOME
Loans	$8	$52	$60
Loans held for sale	—	(1)	(1)
Securities available for sale	(7)	7	—
Held-to-maturity securities	11	7	18
Trading account assets	—	—	—
Short-term investments	1	4	5
Other investments	—	2	2
Total interest income (TE)	13	71	84
INTEREST EXPENSE
NOW and money market deposit accounts	—	14	14
Savings deposits	—	4	4
Certificates of deposit ($100,000 or more)	4	7	11
Other time deposits	—	4	4
Total interest-bearing deposits	4	29	33
Federal funds purchased and securities sold under repurchase agreements	1	2	3
Bank notes and other short-term borrowings	(2)	3	1
Long-term debt	11	13	24
Total interest expense	14	47	61
Net interest income (TE)	$(1)	$24	$23

(a)	The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.

Provision for credit losses
Our provision for credit losses was $61 million for the three months ended March 31, 2018, compared to $63 million for the three months ended March 31, 2017. The decrease of $2 million in our provision for credit losses was related to a decrease in net loan-charge offs during the first quarter of 2018 compared to one year ago. In 2018, we expect the provision to slightly exceed net loan charge-offs to provide for loan growth.

Noninterest income

As shown in Figure 8, noninterest income was $601 million for the first quarter of 2018, compared to $577 million for the year-ago quarter. Noninterest income represented 39% of total revenue for the three months ended March 31, 2018, compared to 38% for the three months ended March 31, 2017. In 2018, we expect noninterest income to be in the range of $2.5 billion to $2.6 billion.

The following discussion explains the composition of certain elements of our noninterest income and the factors that caused those elements to change.

Figure 8. Noninterest Income

(a)
Other noninterest income includes operating lease income and other leasing gains, corporate services income, corporate-owned life insurance income, consumer mortgage income, mortgage servicing fees, net gains (losses) from principal investing, and other income. See the "Consolidated Statements of Income" in Item 1. Financial Statements of this report.

Trust and investment services income

Trust and investment services income consists of brokerage commissions, trust and asset management fees, and insurance income. The assets under management that primarily generate these revenues are shown in Figure 9. For the three months ended March 31, 2018, trust and investment services income decreased $2 million, or 1.5%, compared to the same period one year ago, primarily due to a decrease in fixed income brokerage commissions.

A significant portion of our trust and investment services income depends on the value and mix of assets under management. At March 31, 2018, our bank, trust, and registered investment advisory subsidiaries had assets under management of $39.0 billion, compared to $37.4 billion at March 31, 2017. As shown in Figure 9, the increase in assets under management was primarily attributable to market growth over the past twelve months.

Figure 9. Assets Under Management

in millions	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Assets under management by investment type:
Equity	$23,629	$24,081	$23,342	$22,824	$22,522
Securities lending	837	947	876	807	1,095
Fixed income	11,098	10,930	11,009	10,819	10,497
Money market	3,439	3,630	3,433	3,163	3,303
Total assets under management	$39,003	$39,588	$38,660	$37,613	$37,417

Investment banking and debt placement fees

Investment banking and debt placement fees consists of syndication fees, debt and equity financing fees, financial adviser fees, gains on sales of commercial mortgages, and agency origination fees. Investment banking and debt placement fees increased $16 million, or 12.6%, from the year-ago quarter, primarily related to the Cain Brothers acquisition during the fourth quarter of 2017, as well as continued growth in our core franchise. In the first quarter of 2018, commercial mortgage banking and mergers and acquisitions advisory fees contributed to the strong performance.

Cards and payments income

Cards and payments income, which consists of debit card, consumer and commercial credit card, and merchant services income, decreased $3 million, or 4.6%, from the year-ago quarter. Cards and payments income and other expense both declined due to the adoption of the new revenue recognition accounting standard. The new accounting standard had no net impact to income during the first quarter of 2018. Excluding the impact of the new revenue recognition accounting standard, cards and payments increased $8 million from the year-ago quarter driven by strength in our core products and the impact of the Key Merchant Services acquisition in the second quarter of 2017.

Service charges on deposit accounts

Service charges on deposit accounts increased $2 million, or 2.3%, for the three months ended March 31, 2018, compared to the same period one year ago. The increase from the three months ended March 31, 2017, was driven by an increase in account analysis fees.

Other noninterest income

Other noninterest income includes operating lease income and other leasing gains, corporate services income, corporate-owned life insurance income, consumer mortgage income, mortgage servicing fees, net gains (losses)
from principal investing, and other income. Other noninterest income increased $11 million, or 6.7%, from the year-ago quarter. Operating lease income and other leasing gains contributed to the increase, up $9 million from the year-ago period, driven by higher originations. Corporate services income grew $8 million related to higher loan and derivative trading income. These increases were partially offset by a decline in other income.

Noninterest expense

As shown in Figure 10, noninterest expense was $1.0 billion for the first quarter of 2018 and first quarter of 2017. Figure 10 gives a breakdown of our major categories of noninterest expense as a percentage of total noninterest expense for the three months ended March 31, 2018. In 2018, we expect noninterest expense to be in the range of $3.85 billion to $3.95 billion.

Beginning in the first quarter of 2018, we no longer separately report merger-related charges.

Figure 10. Noninterest Expense

(a)
Other noninterest expense includes equipment, operating lease expense, marketing, FDIC assessment, intangible asset amortization, OREO expense, net, and other expense. See the "Consolidated Statements of Income" in Item 1. Financial Statements of this report.

(a)
See Figure 2 entitled “GAAP to Non-GAAP Reconciliations,” which presents the computations of certain financial measures related to “cash efficiency.” The table reconciles the GAAP performance measures to the corresponding non-GAAP measures, which provides a basis for period-to-period comparisons.

Figure 11. Merger-Related Charges

	Three months ended March 31,
dollars in millions	2018	2017
Personnel	—	$30
Net occupancy	—	5
Business services and professional fees	—	5
Computer processing	—	5
Marketing	—	6
Other nonpersonnel expense	—	30
Noninterest expense	—	81
Total merger-related charges	—	$81

Personnel

As shown in Figure 12, personnel expense, the largest category of our noninterest expense, increased by $38 million, or 6.8%, for the first quarter of 2018 compared to the year-ago quarter. This increase was largely due to recent acquisitions, as well as accelerated technology investments and higher performance-based compensation.

Figure 12. Personnel Expense

	Three months ended March 31,		Change
dollars in millions	2018	2017	Amount	Percent
Salaries and contract labor	$339	$324	$15	4.6%
Incentive and stock-based compensation	145	127	18	14.2
Employee benefits	105	96	9	9.4
Severance	5	9	(4)	(44.4)
Total personnel expense	$594	$556	$38	6.8%
Merger-related charges	—	30	(30)	N/M
Total personnel expense excluding merger-related charges	$594	$526	$68	12.9%

Net occupancy

Net occupancy expense decreased $9 million, or 10.3%, for the first quarter of 2018, compared to the same period one year ago. This decrease was primarily due to lower property reserve and rental expenses.

Other noninterest expense

Other noninterest expense includes equipment, operating lease expense, marketing, FDIC assessment, intangible asset amortization, OREO expenses, and other miscellaneous expense categories. Other noninterest expense decreased $23 million, or 8.7%, from the year-ago quarter. Other expense declined from a year ago, primarily driven by a $20 million philanthropic contribution made in the first quarter of 2017. These declines are partially offset by higher marketing expense, higher operating lease expenses driven by increased volumes, and costs related to recent acquisitions.

Income taxes

We recorded tax expense from continuing operations of $62 million for the first quarter of 2018 and $94 million for the first quarter of 2017.

Our federal tax expense differs from the amount that would be calculated using the federal statutory tax rate, primarily because we generate income from investments in tax-advantaged assets, such as corporate-owned life insurance and credits associated with renewable energy and low-income housing investments, and make periodic adjustments to our tax reserves. Tax expense for the three months ended March 31, 2018, and March 31, 2017, was affected by net discrete income tax benefits of $26 million and $19 million, respectively. Excluding those benefits, the tax expense for the first quarter of 2018 was $88 million.

Additional information pertaining to how our tax expense (benefit) and the resulting effective tax rates were derived is included in Note 14 (“Income Taxes”) beginning on page 156 of our 2017 Form 10-K.

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

Figure 13 summarizes the contribution made by each major business segment to our “taxable-equivalent revenue from continuing operations” and “income (loss) from continuing operations attributable to Key” for the three-month periods ended March 31, 2018, and March 31, 2017.

Figure 13. Major Business Segments — Taxable-Equivalent Revenue from Continuing Operations and Income (Loss) from Continuing Operations Attributable to Key

	Three months ended March 31,		Change
dollars in millions	2018	2017	Amount	Percent
REVENUE FROM CONTINUING OPERATIONS (TE)
Key Community Bank	$973	$905	$68	7.5%
Key Corporate Bank	559	578	(19)	(3.3)
Other Segments	22	29	(7)	(24.1)
Total Segments	1,554	1,512	42	2.8
Reconciling Items (a)	(1)	(6)	5	N/M
Total	$1,553	$1,506	$47	3.1%
INCOME (LOSS) FROM CONTINUING OPERATIONS ATTRIBUTABLE TO KEY
Key Community Bank	$196	$147	$49	33.3%
Key Corporate Bank	207	180	27	15.0
Other Segments	19	21	(2)	(9.5)
Total Segments	422	348	74	21.3
Reconciling Items (a)	(6)	(24)	18	N/M
Total	$416	$324	$92	28.4%

(a)	Reconciling items consist primarily of the unallocated portion of merger-related charges and items not allocated to the business segments because they do not reflect their normal operations.

Key Community Bank summary of operations

As shown in Figure 14, Key Community Bank recorded net income attributable to Key of $196 million for the first quarter of 2018, compared to $147 million for the same period one year ago.

TE net interest income increased in the first quarter of 2018 compared to the first quarter of 2017, primarily attributable to the benefit from higher interest rates and growth in loans. Average loans and leases increased from the year-ago quarter largely driven by a $1.1 billion, or 6.1%, increase in commercial and industrial loans. Average deposit balances increased from the year-ago quarter driven by increases in certificates of deposits and other time deposits.

The provision for credit losses increased slightly from the year-ago quarter while net loan charge-offs were flat as overall credit quality was stable.

Noninterest income was up from the year-ago quarter, driven by higher assets under management from market growth, as well as increases across several fee categories. During the first quarter of 2018, cards and payments income and other expense both declined due to the adoption of the new revenue recognition accounting standard resulting in no net impact to income. Excluding the impact of the new revenue recognition accounting standard, cards and payments income increased from the year-ago quarter driven by strength in our core products and the impact of the Key Merchant Services acquisition in the second quarter of 2017.

Noninterest expense increased from the year-ago quarter, as personnel expense increased $17 million driven by recent acquisitions and ongoing investments, including our residential mortgage platform and HelloWallet. Nonpersonnel expense increased $26 million driven by technology development costs, marketing expenses, higher volume related expenses, and the impact of recent acquisitions, including HelloWallet and Key Merchant Services.

Figure 14. Key Community Bank

	Three months ended March 31,		Change
dollars in millions	2018	2017	Amount	Percent
SUMMARY OF OPERATIONS
Net interest income (TE)	$688	$628	$60	9.6%
Noninterest income	285	277	8	2.9
Total revenue (TE)	973	905	68	7.5
Provision for credit losses	48	46	2	4.3
Noninterest expense	668	625	43	6.9
Income (loss) before income taxes (TE)	257	234	23	9.8
Allocated income taxes (benefit) and TE adjustments	61	87	(26)	(29.9)
Net income (loss) attributable to Key	$196	$147	$49	33.3%
AVERAGE BALANCES
Loans and leases	$47,680	$47,085	$595	1.3%
Total assets	51,681	51,063	618	1.2
Deposits	79,945	79,148	797	1.0
Assets under management at period end	$39,003	$37,417	$1,586	4.2%

ADDITIONAL KEY COMMUNITY BANK DATA

	Three months ended March 31,		Change
dollars in millions	2018	2017	Amount	Percent
NONINTEREST INCOME
Trust and investment services income	$104	$98	$6	6.1%
Services charges on deposit accounts	76	75	1	1.3
Cards and payments income	51	55	(4)	(7.3)
Other noninterest income	54	49	5	10.2
Total noninterest income	$285	$277	$8	2.9%
AVERAGE DEPOSITS OUTSTANDING
NOW and money market deposit accounts	$44,291	$44,780	$(489)	(1.1)%
Savings deposits	5,056	5,268	(212)	(4.0)
Certificates of deposits ($100,000 or more)	4,961	3,879	1,082	27.9
Other time deposits	4,856	4,692	164	3.5
Noninterest-bearing deposits	20,781	20,529	252	1.2
Total deposits	$79,945	$79,148	$797	1.0%
HOME EQUITY LOANS
Average balance	$11,763	$12,456
Combined weighted-average loan-to-value ratio (at date of origination)	70%	70%
Percent first lien positions	60	60
OTHER DATA
Branches	1,192	1,216
Automated teller machines	1,569	1,594

Key Corporate Bank summary of operations

As shown in Figure 15, Key Corporate Bank recorded net income attributable to Key of $207 million for the first quarter of 2018, compared to $180 million for the same period one year ago.

TE net interest income decreased in the first quarter of 2018 compared to the first quarter of 2017, primarily attributable to lower spreads on earning assets and lower purchase accounting accretion. Average loans and leases increased from the year-ago quarter largely driven by a $1.2 billion, or 5.2%, increase in commercial and industrial loans. Average deposit balances decreased from the year-ago quarter driven by the managed exit of higher cost corporate and public sector deposits.

The provision for credit losses and net loan charge-offs both decreased slightly from the year-ago quarter as overall credit quality continued to improve.

Noninterest income was up from the year-ago quarter, driven by higher investment banking and debt placement fees related to the acquisition of Cain Brothers as well as continued growth in our core franchise. Operating lease income and other leasing gains increased due to higher originations, and corporate services income increased due to higher derivatives revenues. These increases were partially offset by a decline in other noninterest income related to lower gains from certain real estate investments.

Noninterest expense increased from the year-ago quarter, largely driven by higher operating lease expense and intangible asset amortization.

Figure 15. Key Corporate Bank

	Three months ended March 31,		Change
dollars in millions	2018	2017	Amount	Percent
SUMMARY OF OPERATIONS
Net interest income (TE)	$272	$304	$(32)	(10.5)%
Noninterest income	287	274	13	4.7
Total revenue (TE)	559	578	(19)	(3.3)
Provision for credit losses	14	18	(4)	(22.2)
Noninterest expense	314	304	10	3.3
Income (loss) before income taxes (TE)	231	256	(25)	(9.8)
Allocated income taxes and TE adjustments	24	76	(52)	(68.4)
Net income (loss)	$207	$180	$27	15.0
Net income (loss) attributable to Key	$207	$180	$27	15.0%
AVERAGE BALANCES
Loans and leases	$38,260	$37,688	$572	1.5%
Loans held for sale	1,118	1,097	21	1.9
Total assets	45,549	44,124	1,425	3.2
Deposits	20,815	21,002	(187)	(.9)%
ADDITIONAL KEY CORPORATE BANK DATA

	Three months ended March 31,		Change
dollars in millions	2018	2017	Amount	Percent
NONINTEREST INCOME
Trust and investment services income	$29	$37	$(8)	(21.6)%
Investment banking and debt placement fees	141	124	17	13.7
Operating lease income and other leasing gains	27	21	6	28.6

Corporate services income	43	38	5	13.2
Service charges on deposit accounts	13	12	1	8.3
Cards and payments income	11	9	2	22.2
Payments and services income	67	59	8	13.6

Mortgage servicing fees	17	16	1	6.3
Other noninterest income	6	17	(11)	(64.7)
Total noninterest income	$287	$274	$13	4.7%

Other Segments

Other Segments consist of Corporate Treasury, Key’s Principal Investing unit, and various exit portfolios. Other Segments generated net income attributable to Key of $19 million for the first quarter of 2018, compared to $21 million for the same period last year.

Financial Condition

Loans and loans held for sale

Figure 16. Breakdown of Loans at March 31, 2018

(a)	Other consumer loans include Consumer direct loans, Credit cards, and Consumer indirect loans. See Note 3 (“Loans and Loans Held for Sale”) Item 1. Financial Statements of this report.

At March 31, 2018, total loans outstanding from continuing operations were $88.1 billion, compared to $86.4 billion at December 31, 2017. For more information on balance sheet carrying value, see Note 1 (“Summary of Significant Accounting Policies”) under the headings “Loans” and “Loans Held for Sale” on page 100 of our 2017 Form 10-K.

Commercial loan portfolio

Commercial loans outstanding were $64.8 billion at March 31, 2018, an increase of $2.0 billion, or 3.3%, compared to December 31, 2017, primarily driven by an increase in commercial and industrial loans. Figure 17 provides our commercial loan portfolios by industry classification at March 31, 2018, and December 31, 2017.

Figure 17. Commercial Loans by Industry

March 31, 2018	Commercial and industrial	Commercial real estate	Commercial lease financing	Total commercial loans	Percent of total
dollars in millions
Industry classification:
Agricultural	$687	$149	$90	$926	1.4%
Automotive	2,206	483	61	2,750	4.2
Business products	2,053	151	51	2,255	3.5
Business services	2,786	154	236	3,176	4.9
Commercial real estate	6,061	10,242	22	16,325	25.2
Construction materials and contractors	1,702	331	175	2,208	3.4
Consumer discretionary	3,697	579	555	4,831	7.5
Consumer services	2,990	952	214	4,156	6.4
Equipment	1,542	131	112	1,785	2.7
Financial	4,765	62	338	5,165	8.0
Healthcare	3,396	2,173	367	5,936	9.2
Materials manufacturing and mining	1,903	99	132	2,134	3.3
Media	404	22	38	464.7
Oil and gas	1,217	45	50	1,312	2.0
Public exposure	2,745	52	1,029	3,826	5.9
Technology	599	10	8	617	1.0
Transportation	1,444	227	782	2,453	3.8
Utilities	3,505	6	338	3,849	5.9
Other	611	—	—	611	1.0
Total	$44,313	$15,868	$4,598	$64,779	100.0%

December 31, 2017	Commercial and industrial	Commercial real estate	Commercial lease financing	Total commercial loans	Percent of total
dollars in millions
Industry classification:
Agricultural	$742	$156	$100	$998	1.5%
Automotive	2,156	474	73	2,703	4.3
Business products	1,845	148	52	2,045	3.3
Business services	2,711	158	245	3,114	5.0
Commercial real estate	5,595	10,392	23	16,010	25.5
Construction materials and contractors	1,693	320	162	2,175	3.5
Consumer discretionary	3,646	565	542	4,753	7.6
Consumer services	3,005	937	262	4,204	6.7
Equipment	1,505	137	118	1,760	2.8
Financial	4,081	62	341	4,484	7.1
Healthcare	3,246	2,233	389	5,868	9.4
Materials manufacturing and mining	1,819	113	133	2,065	3.3
Media	364	21	42	427.7
Oil and gas	1,095	21	51	1,167	1.9
Public exposure	2,783	52	1,055	3,890	6.2
Technology	579	3	8	590.9
Transportation	1,418	242	890	2,550	4.1
Utilities	3,067	6	340	3,413	5.4
Other	509	8	—	517.8
Total	$41,859	$16,048	$4,826	$62,733	100.0%

Commercial and industrial. Commercial and industrial loans are the largest component of our loan portfolio, representing 50% of our total loan portfolio at March 31, 2018, and 48% at December 31, 2017. This portfolio is approximately 83% variable rate and consists of loans originated in both Key Corporate Bank and Key Community Bank to large corporate, middle market, and small business clients.

Commercial and industrial loans totaled $44.3 billion at March 31, 2018, an increase of $2.5 billion, or 5.9%, compared to December 31, 2017. The growth was broad-based and spread across most industry categories, including increased lending in the financial, commercial real estate, and utilities industries, which combined accounted for approximately 65% of the growth at March 31, 2018.

Commercial real estate loans. Our commercial real estate portfolio includes both mortgage and construction loans, and is originated through two primary sources: our 15-state banking franchise, and KeyBank
Real Estate Capital, a national line of business that cultivates relationships with owners of commercial real estate located both within and beyond the branch system. Approximately 69% of our average commercial real estate loans are generated by our KeyBank Real Estate Capital line of business. Nonowner-occupied properties, generally properties for which at least 50% of the debt service is provided by rental income from nonaffiliated third parties, represented 79% of total commercial real estate loans outstanding at March 31, 2018. Construction loans, which provide a stream of funding for properties not fully leased at origination to support debt service payments over the term of the contract or project, represented 12% of commercial real estate loans at period end.

At March 31, 2018, commercial real estate loans totaled $15.9 billion, which includes $1.9 billion of construction loans. Compared to December 31, 2017, this portfolio decreased $180 million, or 1.1%. We continue to focus primarily on owners of completed and stabilized commercial real estate in accordance with our relationship strategy.

As shown in Figure 18, our commercial real estate loan portfolio includes various property types and geographic locations of the underlying collateral. These loans include commercial mortgage and construction loans in both Key
Community Bank and Key Corporate Bank.

Figure 18. Commercial Real Estate Loans

	Geographic Region							Total	Percent of Total	Construction	Commercial Mortgage
dollars in millions	West	Southwest	Central	Midwest	Southeast	Northeast	National
March 31, 2018
Nonowner-occupied:
Retail properties	$220	$129	$118	$191	$205	$834	$313	$2,010	12.7%	$255	$1,755
Multifamily properties	441	234	770	409	802	1,982	238	4,876	30.7	1,107	3,769
Health facilities	98	—	55	157	211	886	453	1,860	11.7	75	1,785
Office buildings	251	13	87	121	165	1,017	64	1,718	10.8	125	1,593
Warehouses	71	25	20	101	68	343	92	720	4.5	37	683
Manufacturing facilities	9	—	5	2	22	72	66	176	1.1	9	167
Hotels/Motels	39	—	26	—	1	194	34	294	1.9	5	289
Residential properties	—	—	—	3	19	166	—	188	1.2	76	112
Land and development	23	—	5	3	3	69	—	103.7		74	28
Other	5	—	29	13	2	335	205	589	3.7	6	584
Total nonowner-occupied	1,157	401	1,115	1,000	1,498	5,898	1,465	12,534	79.0	1,769	10,765
Owner-occupied	881	10	268	547	44	1,584	—	3,334	21.0	102	3,232
Total	$2,038	$411	$1,383	$1,547	$1,542	$7,482	$1,465	15,868	100.0%	$1,871	$13,997
December 31, 2017
Total	$2,071	$387	$1,320	$1,730	$1,939	$7,758	$843	$16,048		$1,960	$14,088
March 31, 2018
Nonowner-occupied:
Nonperforming loans	—	—	—	$1	$10	$11	—	$22	N/M	—	$22
Accruing loans past due 90 days or more	$—	—	—	—	—	10	—	10	N/M	1	9
Accruing loans past due 30 through 89 days	—	—	—	2	3	43	—	48	N/M	$34	14

West –	Alaska, California, Hawaii, Idaho, Montana, Oregon, Washington, and Wyoming
Southwest –	Arizona, Nevada, and New Mexico
Central –	Arkansas, Colorado, Oklahoma, Texas, and Utah
Midwest –	Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, and Wisconsin
Southeast –	Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, Washington D.C., and West Virginia
Northeast –	Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, and Vermont
National –	Accounts in three or more regions

Consumer loan portfolio

Consumer loans outstanding decreased by $362 million, or 1.5%, from December 31, 2017, driven by continued declines in the home equity loan portfolio, largely the result of pay downs on home equity lines of credit.

The home equity portfolio is comprised of loans originated by our Key Community Bank within our 15-state footprint and is the largest segment of our consumer loan portfolio, representing 50% of consumer loans outstanding at March 31, 2018.

As shown in Figure 14, we held the first lien position for approximately 60% of the Key Community Bank home equity portfolio at both March 31, 2018, and March 31, 2017. For loans with real estate collateral, we track borrower performance monthly. Regardless of the lien position, credit metrics are refreshed quarterly, including recent FICO scores as well as updated loan-to-value ratios. This information is used in establishing the ALLL. Our methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” beginning on page 102 of our 2017 Form 10-K.

Figure 19. Consumer Loans by State

March 31, 2018	Real estate — residential mortgage	Home equity loans	Consumer direct loans	Credit cards	Consumer indirect loans	Total
State
New York	$1,204	$3,054	$379	$385	$746	$5,768
Ohio	435	1,619	382	239	298	2,973
Washington	662	1,772	223	99	14	2,770
Pennsylvania	323	775	68	45	233	1,444
California	49	34	16	4	50	153
Connecticut	811	416	19	19	151	1,416
Colorado	227	522	78	33	3	863
Oregon	342	918	82	43	3	1,388
Texas	4	23	8	3	22	60
New Jersey	22	23	13	3	514	575
Other	1,394	2,564	490	195	1,257	5,900
Total	$5,473	$11,720	$1,758	$1,068	$3,291	$23,310

December 31, 2017
Total	$5,483	$12,028	$1,794	$1,106	$3,261	$23,672

Loan sales

As shown in Figure 20, during the first three months of 2018, we sold $2.7 billion of loans. Sales of loans classified as held for sale generated net gains of $44 million in the first three months of 2018.

Among the factors that we consider in determining which loans to sell are:

•	our business strategy for particular lending areas;

•	whether particular lending businesses meet established performance standards or fit with our relationship banking strategy;

•	our A/LM needs;

•	the cost of alternative funding sources;

•	the level of credit risk;

•	capital requirements; and

•	market conditions and pricing.

Figure 20 summarizes our loan sales for the first three months of 2018 and all of 2017.

Figure 20. Loans Sold (Including Loans Held for Sale)

in millions	Commercial	Commercial Real Estate	Commercial Lease Financing	Residential Real Estate	Total
2018
First quarter	$141	$2,251	$66	$284	$2,742
Total	$141	$2,251	$66	$284	$2,742
2017
Fourth quarter	$88	$3,394	$81	$275	$3,838
Third quarter	337	2,534	93	279	3,243
Second quarter	205	2,097	14	230	2,546
First quarter	49	2,011	83	194	2,337
Total	$679	$10,036	$271	$978	$11,964

Figure 21 shows loans that are either administered or serviced by us, but not recorded on the balance sheet; this includes loans that were sold.

Figure 21. Loans Administered or Serviced

in millions	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Commercial real estate loans	$246,089	$238,718	$224,361	$218,667	$218,387
Residential mortgage	4,585	4,582	4,458	4,345	4,272
Education loans	888	932	974	1,019	1,067
Commercial lease financing	873	862	856	833	916
Commercial loans	498	488	458	446	427
Total	$252,933	$245,582	$231,107	$225,310	$225,069

In the event of default by a borrower, we are subject to recourse with respect to approximately $3.4 billion of the $252.9 billion of loans administered or serviced at March 31, 2018. Additional information about this recourse arrangement is included in Note 15 (“Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with FNMA.”

We derive income from several sources when retaining the right to administer or service loans that are sold. We earn noninterest income (recorded as “mortgage servicing fees”) from fees for servicing or administering loans. This fee income is reduced by the amortization of related servicing assets. In addition, we earn interest income from investing funds generated by escrow deposits collected in connection with the servicing loans. Additional information about our mortgage servicing assets is included in Note 8 (“Mortgage Servicing Assets”).

Securities

Our securities portfolio totaled $30.1 billion at March 31, 2018, compared to $30.0 billion at December 31, 2017. Available-for-sale securities were $17.9 billion at March 31, 2018, compared to $18.1 billion at December 31, 2017. Held-to-maturity securities were $12.2 billion at March 31, 2018, and $11.8 billion at December 31, 2017.

As shown in Figure 22, all of our mortgage-backed securities, which include both securities available for sale and held-to-maturity securities, are issued by government-sponsored enterprises or GNMA and traded in liquid secondary markets. These securities are recorded on the balance sheet at fair value for the available-for-sale portfolio and at amortized cost for the held-to-maturity portfolio. For more information about these securities, see Note 5 (“Fair Value Measurements”) under the heading “Qualitative Disclosures of Valuation Techniques,” and Note 6 (“Securities”).

Figure 22. Mortgage-Backed Securities by Issuer

in millions	March 31, 2018	December 31, 2017
FHLMC	$5,896	$5,897
FNMA	10,489	10,328
GNMA	13,502	13,543
Total (a)	$29,887	$29,768

(a)	Includes securities held in the available-for-sale and held-to-maturity portfolios.

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

We periodically evaluate our securities available for sale portfolio in light of established A/LM objectives, changing market conditions that could affect the profitability of the portfolio, the regulatory requirements, and the level of interest rate risk to which we are exposed. These evaluations may cause us to take steps to adjust our overall balance sheet positioning.

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

Figure 23. Securities Available for Sale

dollars in millions	U.S. Treasury, Agencies, and Corporations	States and Political Subdivisions	Agency Residential Collateralized Mortgage Obligations (a)	Agency Residential Mortgage-backed Securities (a)	Agency Commercial Mortgage-backed Securities (a)	Other Securities	Total	Weighted-Average Yield (b)
March 31, 2018
Remaining maturity:
One year or less	—	$3	$112	$17	—	—	$132	3.29%
After one through five years	$106	6	9,345	1,259	$1,723	$20	12,459	2.12
After five through ten years	39	—	5,109	53	83	—	5,284	2.26
After ten years	1	—	—	12	—	—	13	3.11
Fair value	$146	$9	$14,566	$1,341	$1,806	$20	$17,888	—
Amortized cost	151	9	15,037	1,376	1,902	17	18,492	2.17%
Weighted-average yield (b)	1.78%	5.20%	2.18%	2.11%	2.22%	—	2.17%	—
Weighted-average maturity	4.1 years	1.5 years	4.6 years	3.8 years	4.1 years	2.6 years	4.5 years	—
December 31, 2017
Fair value	$157	$9	$14,660	$1,439	$1,854	$20	$18,139	—
Amortized cost	159	9	14,985	1,456	1,920	17	18,546	2.09%

(a)	Maturity is based upon expected average lives rather than contractual terms.

(b)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a TE basis using the statutory federal income tax rate of 21%.

Held-to-maturity securities

Federal agency CMOs and mortgage-backed securities constitute essentially all of our held-to-maturity securities. The remaining balance is comprised of foreign bonds. Figure 24 shows the composition, yields, and remaining maturities of these securities.

Figure 24. Held-to-Maturity Securities

dollars in millions	Agency Residential Collateralized Mortgage Obligations (a)	Agency Residential Mortgage-backed Securities (a)	Agency Commercial Mortgage-backed Securities (a)	Other Securities	Total	Weighted-Average Yield (a)
March 31, 2018
Remaining maturity:
One year or less	$38	—	—	$9	$47	2.36%
After one through five years	4,543	—	$1,713	6	6,262	2.26
After five through ten years	3,371	$554	1,695	—	5,620	2.42
After ten years	—	—	260	—	260	2.22
Amortized cost	$7,952	$554	$3,668	$15	$12,189	2.34%
Fair value	7,622	538	3,554	15	11,729	—
Weighted-average yield	2.08%	2.69%	2.84%	2.85%	2.34%	—
Weighted-average maturity	4.7 years	6.5 years	6.8 years	1.4 years	5.4 years	—
December 31, 2017
Amortized cost	$8,055	$574	$3,186	$15	$11,830	2.27%
Fair value	7,831	571	3,148	15	11,565	—

(a)	Maturity is based upon expected average lives rather than contractual terms.

(a)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a TE basis using the statutory federal income tax rate of 21%.

Deposits and other sources of funds

Figure 25. Breakdown of Deposits at March 31, 2018
Deposits are our primary source of funding. At March 31, 2018, our deposits totaled $104.8 billion, a decrease of $484 million compared to December 31, 2017. Noninterest-bearing deposits decreased $2.1 billion, which were elevated during the fourth quarter of 2017 as a result of short-term escrows and seasonal deposit inflows. Partly offsetting the decline in noninterest-bearing deposits were increases in NOW and money market deposit accounts, which increased $979 million, and certificates of deposits and other time deposits, which increased $576 million, reflecting strength in Key’s retail banking franchise and growth from commercial relationships.

Wholesale funds, consisting of short-term borrowings and long-term debt, totaled $15.5 billion at March 31, 2018, compared to $15.3 billion at December 31, 2017. The increase in wholesale funds from December 31, 2017, reflects an increase in short-term borrowings as a result of strong commercial loan growth and seasonal deposit outflows during the first quarter of 2018.

Capital

The objective of capital management is to maintain capital levels consistent with our risk appetite and of a sufficient amount to operate under a wide range of economic conditions. We have identified four primary uses of capital:

1. Investing in our businesses, supporting our clients, and loan growth;
2. Maintaining or increasing our Common Share dividend;
3. Returning capital in the form of Common Share repurchases to our shareholders; and
4. Remaining disciplined and opportunistic about how we invest in our franchise to include selective acquisitions over time.

The following sections discuss certain ways we have deployed our capital. For further information, see the Consolidated Statements of Changes in Equity and Note 17 (“Shareholders' Equity”).

Dividends

Consistent with our 2017 capital plan, we paid a quarterly dividend of $.105 per Common Share, for the first quarter of 2018. We made a payment of $12.50 per depositary share on the depositary shares related to our Series D Preferred Stock during the first quarter of 2018, for a total of $7 million. We made a payment of $.382813 per depositary share on the depositary shares related to our Series E Preferred Stock during the first quarter of 2018, for a total of $8 million.

Further information regarding the capital planning process and CCAR is included under the heading “Capital planning and stress testing” in the “Supervision and Regulation” section beginning on page 12 of our 2017 Form 10-K.

Common shares outstanding

Our Common Shares are traded on the NYSE under the symbol KEY with 35,674 holders of record at March 31, 2018. Our book value per Common Share was $13.07 based on 1.065 billion shares outstanding at March 31, 2018, compared to $13.09 per Common Share based on 1.069 billion shares outstanding at December 31, 2017. At March 31, 2018, our tangible book value per Common Share was $10.35, compared to $10.35 per Common Share at December 31, 2017.

Figure 26 shows activities that caused the change in outstanding common shares over the past five quarters.

Figure 26. Changes in Common Shares Outstanding

	2018	2017
in thousands	First	Fourth	Third	Second	First
Shares outstanding at beginning of period	1,069,084	1,079,039	1,092,739	1,097,479	1,079,314
Open market repurchases and return of shares under employee compensation plans	(9,399)	(10,617)	(15,298)	(5,072)	(8,673)
Shares issued under employee compensation plans (net of cancellations)	5,254	662	1,598	332	6,270
Series A Preferred Stock exchanged for common shares	—	—	—	—	20,568
Shares outstanding at end of period	1,064,939	1,069,084	1,079,039	1,092,739	1,097,479

As shown above, Common Shares outstanding decreased by 4.1 million shares during the first quarter of 2018. This decrease was primarily due to common share repurchases under our 2017 capital plan.

At March 31, 2018, we had 191.8 million treasury shares, compared to 187.6 million treasury shares at December 31, 2017. Going forward we expect to reissue treasury shares as needed in connection with stock-based compensation awards and for other corporate purposes.

Information on repurchases of Common Shares by KeyCorp is included in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this report.

Capital adequacy

Capital adequacy is an important indicator of financial stability and performance. All of our capital ratios remained in excess of regulatory requirements at March 31, 2018. Our capital and liquidity levels are intended to position us to weather an adverse operating environment while continuing to serve our clients’ needs, as well as to meet the Regulatory Capital Rules described in the “Supervision and regulation” section of Item 2 of this report. Our shareholders’ equity to assets ratio was 10.90% at March 31, 2018, compared to 10.91% at December 31, 2017. Our tangible common equity to tangible assets ratio was 8.22% at March 31, 2018, compared to 8.23% at December 31, 2017. The minimum capital and leverage ratios under the Regulatory Capital Rules together with the estimated ratios of KeyCorp at March 31, 2018, calculated on a fully phased-in basis, are set forth under the heading “Basel III” in the “Supervision and Regulation” section in Item 1 of our 2017 Form 10-K.

Figure 27 represents the details of our regulatory capital positions at March 31, 2018, and December 31, 2017, under the Regulatory Capital Rules. Information regarding the regulatory capital ratios of KeyCorp’s banking subsidiaries is presented annually, in Note 24 (“Shareholders' Equity”) beginning on page 182 of our 2017 Form 10-K.

Figure 27. Capital Components and Risk-Weighted Assets

	dollars in millions	March 31, 2018	December 31, 2017
COMMON EQUITY TIER 1
Key shareholders’ equity (GAAP)		$14,944	$15,023
Less:	Preferred Stock (a)	1,009	1,009
	Common Equity Tier 1 capital before adjustments and deductions	13,935	14,014
Less:	Goodwill, net of deferred taxes	2,491	2,495
	Intangible assets, net of deferred taxes	307	266
	Deferred tax assets	85	2
	Net unrealized gains (losses) on available-for-sale securities, net of deferred taxes	(461)	(311)
	Accumulated gains (losses) on cash flow hedges, net of deferred taxes	(185)	(122)
	Amounts in AOCI attributed to pension and postretirement benefit costs, net of deferred taxes	(388)	(391)
	Total Common Equity Tier 1 capital	$12,086	$12,075
TIER 1 CAPITAL
Common Equity Tier 1		$12,086	$12,075
Additional Tier 1 capital instruments and related surplus		1,009	1,009
Less:	Deductions	—	1
	Total Tier 1 capital	13,095	13,083
TIER 2 CAPITAL
Tier 2 capital instruments and related surplus		1,351	1,310
Allowance for losses on loans and liability for losses on lending-related commitments (b)		959	952
Less:	Deductions	—	—
	Total Tier 2 capital	2,310	2,262
	Total risk-based capital	$15,405	$15,345
RISK-WEIGHTED ASSETS
Risk-weighted assets on balance sheet		$96,781	$94,735
Risk-weighted off-balance sheet exposure		22,888	23,058
Market risk-equivalent assets		1,317	1,019
Gross risk-weighted assets		120,986	118,812
Less:	Excess allowance for loan and lease losses	—	—
	Net risk-weighted assets	$120,986	$118,812
AVERAGE QUARTERLY TOTAL ASSETS		$134,225	$134,484
CAPITAL RATIOS
Tier 1 risk-based capital		10.82%	11.01%
Total risk-based capital		12.73	12.92
Leverage (c)		9.76	9.73
Common Equity Tier 1		9.99	10.16

(a)	Net of capital surplus.

(b)
The ALLL included in Tier 2 capital is limited by regulation to 1.25% of the institution’s standardized total risk-weighted assets (excluding its standardized market risk-weighted assets). The ALLL includes $16 million of allowance classified as “discontinued assets” on the balance sheet at March 31, 2018, and December 31, 2017, respectively.

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

Market risk management

Market risk is the risk that movements in market risk factors, including interest rates, foreign exchange rates, equity prices, commodity prices, credit spreads, and volatilities will reduce Key’s income and the value of its portfolios. These factors influence prospective yields, values, or prices associated with the instrument. We are exposed to market risk both in our trading and nontrading activities, which include asset and liability management activities. Information regarding our fair value policies, procedures, and methodologies is provided in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Fair Value Measurements” on page 103 of our 2017 Form 10-K and Note 5 (“Fair Value Measurements”) in this report.

Trading market risk

Key incurs market risk as a result of trading activities that are used in support of client facilitation and hedging activities, principally within our investment banking and capital markets businesses. Key has exposures to a wide range of risk factors including interest rates, equity prices, foreign exchange rates, credit spreads, and commodity prices, as well as the associated implied volatilities and spreads.  Our primary market risk exposures are a result of trading and hedging activities in the derivative and fixed income markets, including securitization exposures. At quarter-end, we did not have any re-securitization positions.  We maintain modest trading inventories to facilitate customer flow, make markets in securities, and hedge certain risks including but not limited to credit risk and interest rate risk. The risks associated with these activities are mitigated in accordance with the Market Risk hedging policy.  The majority of our positions are traded in active markets.

Market risk management is an integral part of Key’s risk culture. The Risk Committee of our Board provides oversight of trading market risks. The ERM Committee and the Market Risk Committee regularly review and discuss market risk reports prepared by our MRM group that contain our market risk exposures and results of monitoring activities. Market risk policies and procedures have been defined and approved by the Market Risk Committee, a Tier 2 Risk Governance Committee, and take into account our tolerance for risk and consideration for the business environment. Information regarding monitoring of trading positions and the activities related to the Market Risk Rule compliance can be found within the latest 10-K.

VaR and stressed VaR.  VaR is the estimate of the maximum amount of loss on an instrument or portfolio due to adverse market conditions during a given time interval within a stated confidence level.  Stressed VaR is used to assess extreme conditions on market risk within our trading portfolios.  The MRM group calculates VaR and stressed VaR on a daily basis, and the results are distributed to appropriate management. VaR and stressed VaR results are also provided to our regulators and utilized in regulatory capital calculations.

We use a historical simulation VaR model to measure the potential adverse effect of changes in interest rates, foreign exchange rates, equity prices, and credit spreads on the fair value of our covered positions and other non-covered positions. We analyze market risk by portfolios, and do not separately measure and monitor our portfolios by risk type. VaR is calculated using daily observations over a one-year time horizon, and approximates a 95% confidence level.  Statistically, this means that we would expect to incur losses greater than VaR, on average, five out of 100 trading days, or three to four times each quarter.  We also calculate VaR and stressed VaR at a 99% confidence level. For more information regarding our VaR model, its governance and assumptions see ”Market Risk Management” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 68 of our 2017 Form 10-K.

Actual losses for the total covered positions did not exceed aggregate daily VaR on any day during the quarters ended March 31, 2018, and March 31, 2017. The MRM group backtests our VaR model on a daily basis to evaluate its predictive power. The test compares VaR model results at the 99% confidence level to daily held profit and loss. Results of backtesting are provided to the Market Risk Committee. Backtesting exceptions occur when trading losses exceed VaR. We do not engage in correlation trading, or utilize the internal model approach for measuring default and credit migration risk. Our net VaR approach incorporates diversification, but our VaR calculation does not include the impact of counterparty risk and our own credit spreads on derivatives.

The aggregate VaR at the 99% confidence level with a one day holding period for all covered positions was $1 million at March 31, 2018, and $2 million at March 31, 2017. The decrease in aggregate VaR was primarily due to the decreased exposure in our fixed income portfolios. Starting with the third quarter of 2017, the aggregate VaR does not include the VaR for the credit derivatives that represented the hedging activities for the commercial real estate warehouse portfolio. These activities are no longer considered as covered portfolios. Figure 28 summarizes our VaR at the 99% confidence level with a one day holding period for significant portfolios of covered positions for the three months ended March 31, 2018, and March 31, 2017.

Figure 28. VaR for Significant Portfolios of Covered Positions

	2018				2017
	Three months ended March 31,				Three months ended March 31,
in millions	High	Low	Mean	March 31,	High	Low	Mean	March 31,
Trading account assets:
Fixed income	$1.0	$.3	$.7	$.8	$1.4	$.7	$1.1	$1.2
Derivatives:
Interest rate	$.1	—	$.1	$.1	$.2	$.1	$.1	$.1
Credit	—	—	—	—	.6	.1	.2	.6

Stressed VaR is calculated by running the portfolios through a predetermined stress period which is approved by the MRC and is calculated at the 99% confidence level using the same model and assumptions used for general VaR. The aggregate stressed VaR for all covered positions was $5.2 million at March 31, 2018, and $4.5 million at March 31, 2017. Figure 29 summarizes our stressed VaR at the 99% confidence level with a one day holding period for significant portfolios of covered positions for the three months ended March 31, 2018, and March 31, 2017.

Figure 29. Stressed VaR for Significant Portfolios of Covered Positions

	2018				2017
	Three months ended March 31,				Three months ended March 31,
in millions	High	Low	Mean	March 31,	High	Low	Mean	March 31,
Trading account assets:
Fixed income	$6.0	$3.0	$4.7	$4.1	$3.8	$1.9	$2.6	$2.6
Derivatives:
Interest rate	$.5	$.3	$.4	$.4	$.3	$.1	$.2	$.2
Credit	—	—	—	—	1.2	.1	.4	1.1

Internal capital adequacy assessment. Market risk is a component of our internal capital adequacy assessment. Our risk-weighted assets include a market risk-equivalent asset amount, which consists of a VaR component, stressed VaR component, a de minimis exposure amount, and a specific risk add-on including the securitization positions. The aggregate market value of the securitization positions as defined by the Market Risk Rule was $52 million at March 31, 2018. This amount included $25 million of mortgage-backed securities positions and $27 million of asset-backed securities positions. Specific risk is the price risk of individual financial instruments, which is not accounted for by changes in broad market risk factors and is measured through a standardized approach. Market risk weighted assets, including the specific risk calculations, are run quarterly by the MRM in accordance with the Market Risk Rule, and approved by the Chief Market Risk Officer.

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

•
“Basis risk” is the exposure to asymmetrical changes in interest rate indices and occurs when floating-rate assets and floating-rate liabilities reprice at the same time, but in response to different market factors or indexes.

•
“Yield curve risk” is the exposure to nonparallel changes in the slope of the yield curve (where the yield curve depicts the relationship between the yield on a particular type of security and its term to maturity) and occurs when interest-bearing liabilities and the interest-earning assets that they fund do not price or reprice to the same term point on the yield curve.

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

Net interest income simulation analysis. The primary tool we use to measure our interest rate risk is simulation analysis. For purposes of this analysis, we estimate our net interest income based on the current and projected composition of our on- and off-balance sheet positions, accounting for recent and anticipated trends in customer activity. The analysis also incorporates assumptions for the current and projected interest rate environments, and balance sheet growth projections based on a most likely macroeconomic view. The results of simulation analysis reflect management’s desired interest rate risk positioning. The modeling incorporates investment portfolio and swap portfolio balances consistent with management’s desired interest rate risk positioning. The simulation model estimates the amount of net interest income at risk by simulating the change in net interest income that would occur if interest rates were to gradually increase or decrease over the next 12 months. Our standard rate scenarios encompass a gradual, parallel increase or decrease of 200 basis points, but due to the low interest rate environment, we have modified the standard decrease scenario to a gradual, parallel decrease of 150 basis points over nine months with no change over the following three months. After calculating the amount of net interest income at risk to interest rate changes, we compare that amount with the net interest income generated in an unchanged interest rate environment.

Figure 30 presents the results of the simulation analysis at March 31, 2018, and March 31, 2017. At March 31, 2018, our simulated impact to changes in interest rates was modestly asset-sensitive. In March 2018, the Federal Reserve increased the range for the Federal Funds Target Rate, which led to an increase in the magnitude of the declining rate scenario to 150 basis points. Tolerance levels for risk management require the development of remediation plans to maintain residual risk within tolerance if simulation modeling demonstrates that a gradual, parallel 200 basis point increase or 150 basis point decrease in interest rates over the next 12 months would adversely affect net interest income over the same period by more than 5.5%. As a result of the Federal Reserve’s interest rate increases, our modeled exposure to declining rates remains close to our tolerance levels.

Figure 30. Simulated Change in Net Interest Income

March 31, 2018
Basis point change assumption (short-term rates)	-150	+200
Tolerance level	-5.50%	-5.50%
Interest rate risk assessment	-5.46%	3.22%
March 31, 2017
Basis point change assumption (short-term rates)	-100	+200
Tolerance level	-5.50%	-5.50%
Interest rate risk assessment	-4.03%	1.05%

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

The results of additional assessments indicate that net interest income could increase or decrease from the base simulation results presented in Figure 30. Net interest income is highly dependent on the timing, magnitude, frequency, and path of interest rate changes and the associated assumptions for deposit repricing relationships, lending spreads, and the balance behavior of transaction accounts. If fixed rate assets increase by $1 billion, or fixed rate liabilities decrease by $1 billion, then the benefit to rising rates would decrease by approximately 30 basis points. If the interest bearing liquid deposit beta assumption increases or decreases by 5% (e.g. 40% to 45%), then the benefit to rising rates would change by approximately 90 basis points.

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

Economic value of equity modeling. EVE complements net interest income simulation analysis as it estimates risk exposure beyond 12-, 24-, and 36-month horizons. EVE modeling measures the extent to which the economic values of assets, liabilities and off-balance sheet instruments may change in response to fluctuations in interest rates. EVE is calculated by subjecting the balance sheet to an immediate 200 basis point increase or decrease in interest rates, measuring the resulting change in the values of assets, liabilities, and off-balance sheet instruments, and comparing those amounts with the base case of the current interest rate environment. Because the calculation of EVE under an immediate 200 basis point decrease in interest rates in the current low rate environment results in certain interest rates declining to zero and a less than 200 basis point decrease in certain yield curve term points, we have modified the standard declining rate scenario to an immediate 150 basis point decrease. This analysis is highly dependent upon assumptions applied to assets and liabilities with non-contractual maturities. Those assumptions are based on historical behaviors, as well as our expectations. We develop remediation plans that would maintain residual risk within tolerance if this analysis indicates that our EVE will decrease by more than 15% in response to an immediate increase or decrease in interest rates. We are operating within these guidelines as of March 31, 2018.

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

Figure 31 shows all swap positions that we hold for A/LM purposes. These positions are used to convert the contractual interest rate index of agreed-upon amounts of assets and liabilities (i.e., notional amounts) to another interest rate index. For example, fixed-rate debt is converted to a floating rate through a “receive fixed/pay variable”

interest rate swap. The volume, maturity, and mix of portfolio swaps change frequently as we adjust our broader A/LM objectives and the balance sheet positions to be hedged. For more information about how we use interest rate swaps to manage our risk profile, see Note 7 (“Derivatives and Hedging Activities”).

Figure 31. Portfolio Swaps by Interest Rate Risk Management Strategy

	March 31, 2018
				Weighted-Average			December 31, 2017
dollars in millions	Notional Amount	Fair Value		Maturity (Years)	Receive Rate	Pay Rate	Notional Amount	Fair Value
Receive fixed/pay variable — conventional A/LM (a)	$18,125	$(211)		2.1	1.6%	1.7%	$16,425	$(126)
Receive fixed/pay variable — forward A/LM	400	—		1.7	2.3	1.9	—	—
Receive fixed/pay variable — conventional debt	9,210	(81)		2.8	1.7	1.7	9,691	(9)
Pay fixed/receive variable — conventional debt	50	(4)		10.3	1.7	3.6	50	(6)
Total portfolio swaps	$27,785	$(296)	(b)	2.3	1.6%	1.7%	$26,166	$(141)	(b)

(a)	Portfolio swaps designated as A/LM are used to manage interest rate risk tied to both assets and liabilities.

(b)	Excludes accrued interest of $333 million and $176 million at March 31, 2018, and December 31, 2017, respectively.

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

Our credit ratings at March 31, 2018, are shown in Figure 32. We believe these credit ratings, under normal conditions in the capital markets, would enable KeyCorp or KeyBank to issue fixed income securities to investors.

Figure 32. Credit Ratings

March 31, 2018	Short-Term Borrowings	Long-Term Deposits	Senior Long-Term Debt	Subordinated Long-Term Debt	Capital Securities	Preferred Stock
KEYCORP (THE PARENT COMPANY)
Standard & Poor’s	A-2	N/A	BBB+	BBB	BB+	BB+
Moody’s	P-2	N/A	Baa1	Baa1	Baa2	Baa3
Fitch Ratings, Inc.	F1	N/A	A-	BBB+	BB+	BB
DBRS, Inc.	R-1 (low)	N/A	A (low)	BBB (high)	BBB (high)	BBB (low)

KEYBANK
Standard & Poor’s	A-2	N/A	A-	BBB+	N/A	N/A
Moody’s	P-2	Aa3	A3	Baa1	N/A	N/A
Fitch Ratings, Inc.	F1	A	A-	BBB+	N/A	N/A
DBRS, Inc.	R-1 (low)	A	A	A (low)	N/A	N/A

Sources of liquidity

Our primary source of funding for KeyBank is retail and commercial deposits. As of March 31, 2018, our loan-to-deposit ratio was 87%. In addition, we also have available unused sources of wholesale funding and liquid assets and borrowing capacity at the FHLB of Cincinnati and Federal Reserve Bank of Cleveland. Our liquid asset portfolio at March 31, 2018, totaled $22.3 billion, consisting of $20.8 billion of unpledged securities, $264 million of securities available for secured funding at the FHLB, and $1.3 billion of net balances of federal funds sold and balances in our Federal Reserve account. Additionally, as of March 31, 2018, our unused borrowing capacity secured by loan collateral was $25.0 billion at the Federal Reserve Bank of Cleveland and $7.0 billion at the FHLB. During the first quarter of 2018, our outstanding FHLB of Cincinnati advances were increased by $494 million as term advances were added.

During the first quarter of 2018, KeyBank issued $500 million of 3.375% Senior Bank Notes due March 7, 2023, under its Global Bank Note Program.

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

At March 31, 2018, KeyCorp held $2.1 billion in cash, which we projected to be sufficient to meet our projected obligations, including the repayment of our maturing debt obligations for the periods prescribed by our risk tolerance.

Typically, KeyCorp meets its liquidity requirements through regular dividends from KeyBank. During the first quarter of 2018, KeyBank paid $375 million in dividends to KeyCorp. As of March 31, 2018, KeyBank had regulatory capacity to pay $1.0 billion in dividends to KeyCorp without prior regulatory approval.

Our liquidity position and recent activity

Over the past quarter, our liquid asset portfolio, which includes overnight and short-term investments, as well as unencumbered, high quality liquid securities held as protection against a range of potential liquidity stress scenarios, has decreased as a result of lower balances held at the Federal Reserve and a decrease in unpledged securities. The liquid asset portfolio continues to exceed the amount that we estimate would be necessary to manage through an adverse liquidity event by providing sufficient time to develop and execute a longer-term solution.

We generate cash flows from operations and from investing and financing activities. We have approximately $177 million of cash, cash equivalents, and short-term investments in international tax jurisdictions as of March 31, 2018. As we consider alternative long-term strategic and liquidity plans, opportunities to repatriate these amounts would result in approximately $2 million in taxes to be paid. We have included the appropriate amount as a deferred tax liability at March 31, 2018.

The Consolidated Statements of Cash Flows summarize our sources and uses of cash by type of activity for the three-month periods ended March 31, 2018, and March 31, 2017.

For more information regarding liquidity governance structure, factorings affecting liquidity, management of liquidity risk at KeyBank and KeyCorp, long-term liquidity strategies, and other liquidity programs see ”Liquidity Risk Management” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 73 of our 2017 Form 10-K.

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

We maintain an active concentration management program to mitigate concentration risk in our credit portfolios. For individual obligors, we employ a sliding scale of exposure, known as hold limits, which is dictated by the type of loan and strength of the borrower. Our legal lending limit is approximately $2.2 billion for any individual borrower. However, internal hold limits generally restrict the largest exposures to less than 20% of that amount. As of March 31, 2018, we had 16 client relationships with loan commitments net of credit default swaps of more than $200 million. The average amount outstanding on these 16 individual net obligor commitments was $110 million at March 31, 2018. In general, our philosophy is to maintain a diverse portfolio with regard to credit exposures.

Credit default swaps are recorded on the balance sheet at fair value. Related gains or losses, as well as the premium paid or received for credit protection, are included in the “corporate services income” and “other income” components of noninterest income.

Selected asset quality statistics for each of the past five quarters are presented in Figure 33. The factors that drive these statistics are discussed in the remainder of this section.

Figure 33. Selected Asset Quality Statistics from Continuing Operations

	2018	2017
dollars in millions	First	Fourth	Third	Second	First
Net loan charge-offs	$54	$52	$32	$66	$58
Net loan charge-offs to average total loans	.25%	.24%	.15%	.31%	.27%
Allowance for loan and lease losses	$881	$877	$880	$870	$870
Allowance for credit losses (a)	941	934	937	918	918
Allowance for loan and lease losses to period-end loans	1.00%	1.01%	1.02%	1.01%	1.01%
Allowance for credit losses to period-end loans	1.07	1.08	1.08	1.06	1.07
Allowance for loan and lease losses to nonperforming loans (b)	162.8	174.4	170.2	171.6	151.8
Allowance for credit losses to nonperforming loans (b)	173.9	185.7	181.2	181.1	160.2
Nonperforming loans at period end (b)	$541	$503	$517	$507	$573
Nonperforming assets at period end (b)	569	534	556	556	623
Nonperforming loans to period-end portfolio loans (b)	.61%	.58%	.60%	.59%	.67%
Nonperforming assets to period-end portfolio loans plus OREO and other nonperforming assets (b)	.65	.62	.64	.64	.72

(a)	Includes the ALLL plus the liability for credit losses on lending-related unfunded commitments.

(b)
Nonperforming loan balances exclude $690 million, $738 million, $783 million, $835 million, and $812 million of PCI loans at March 31, 2018, December 31, 2017, September 30, 2017, June 30, 2017, and March 31, 2017, respectively.

We estimate the appropriate level of the ALLL on at least a quarterly basis. The methodology used is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” beginning on page 102 of our 2017 Form 10-K. Briefly, our allowance applies incurred loss rates to existing loans with similar risk characteristics. We exercise judgment to assess any adjustment to the incurred loss rates for the impact of factors such as changes in economic conditions, lending policies including underwriting standards, and the level of credit risk associated with specific industries and markets. The ALLL at March 31, 2018, represents our best estimate of the incurred credit losses inherent in the loan portfolio at that date. For more information about impaired loans, see Note 4 (“Asset Quality”).

As shown in Figure 34, our ALLL from continuing operations increased by $4 million, or 0.5%, from December 31, 2017. Our commercial ALLL increased by $7 million, or 1.0%, from December 31, 2017, primarily because of loan growth in the commercial and industrial loan portfolio, as well as credit quality migration. Our consumer ALLL decreased by $3 million, or 2.1%, from December 31, 2017, primarily due to continued improvement in credit quality metrics.

Figure 34. Allocation of the Allowance for Loan Lease Losses

	March 31, 2018			December 31, 2017
dollars in millions	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans
Commercial and industrial	$533	60.5%	50.3%	$529	60.3%	48.4%
Commercial real estate:
Commercial mortgage	136	15.4	15.9	133	15.2	16.3
Construction	33	3.8	2.1	30	3.4	2.3
Total commercial real estate loans	169	19.2	18.0	163	18.6	18.6
Commercial lease financing	40	4.5	5.2	43	4.9	5.6
Total commercial loans	742	84.2	73.5	735	83.8	72.6
Real estate — residential mortgage	9	1.0	6.2	7.8		6.3
Home equity loans	38	4.3	13.3	43	4.9	13.9
Consumer direct loans	27	3.1	2.0	28	3.2	2.1
Credit cards	45	5.1	1.2	44	5.0	1.3
Consumer indirect loans	20	2.3	3.8	20	2.3	3.8
Total consumer loans	139	15.8	26.5	142	16.2	27.4
Total loans (a)	$881	100.0%	100.0%	$877	100.0%	100.0%

(a)	Excludes allocations of the ALLL related to the discontinued operations of the education lending business in the amount of $16 million at March 31, 2018, and December 31, 2017, respectively.

Net loan charge-offs

Figure 35 shows the trend in our net loan charge-offs by loan type, while the composition of loan charge-offs and recoveries by type of loan is presented in Figure 36.

Over the past 12 months, net loan charge-offs decreased $4 million. This decrease is attributable to continued portfolio strength in our consumer loan portfolio. Net loan charge-offs for our commercial loan portfolio was flat compared to the year-ago quarter.

Figure 35. Net Loan Charge-offs from Continuing Operations (a)

	2018	2017
dollars in millions	First	Fourth	Third	Second	First
Commercial and industrial	$31	$24	$4	$38	$27
Real estate — Commercial mortgage	1	1	5	3	—
Real estate — Construction	(1)	—	2	—	(1)
Commercial lease financing	—	4	(2)	1	5
Total commercial loans	31	29	9	42	31
Real estate — Residential mortgage	1	1	(1)	3	(4)
Home equity loans	1	4	2	4	5
Consumer direct loans	6	6	7	6	9
Credit cards	11	9	10	10	10
Consumer indirect loans	4	3	5	1	7
Total consumer loans	23	23	23	24	27
Total net loan charge-offs	$54	$52	$32	$66	$58
Net loan charge-offs to average loans	.25%	.24%	.15%	.31%	.27%
Net loan charge-offs from discontinued operations — education lending business	$2	$4	$8	$2	$4

(a)	Credit amounts indicate that recoveries exceeded charge-offs.

Figure 36. Summary of Loan and Lease Loss Experience from Continuing Operations

	Three months ended March 31,
dollars in millions	2018	2017
Average loans outstanding	$86,927	$86,133
Allowance for loan and lease losses at beginning of period	$877	$858
Loans charged off:
Commercial and industrial	37	32

Real estate — commercial mortgage	1	—
Real estate — construction	—	—
Total commercial real estate loans (a)	1	—
Commercial lease financing	1	7
Total commercial loans (b)	39	39
Real estate — residential mortgage	1	(2)
Home equity loans	4	8
Consumer direct loans	8	10
Credit cards	12	11
Consumer indirect loans	8	11
Total consumer loans	33	38
Total loans charged off	72	77
Recoveries:
Commercial and industrial	6	5

Real estate — commercial mortgage	—	—
Real estate — construction	1	1
Total commercial real estate loans (a)	1	1
Commercial lease financing	1	2
Total commercial loans (b)	8	8
Real estate — residential mortgage	—	2
Home equity loans	3	3
Consumer direct loans	2	1
Credit cards	1	1
Consumer indirect loans	4	4
Total consumer loans	10	11
Total recoveries	18	19
Net loan charge-offs	(54)	(58)
Provision (credit) for loan and lease losses	58	70
Allowance for loan and lease losses at end of period	$881	$870
Liability for credit losses on lending-related commitments at beginning of period	$57	$55
Provision (credit) for losses on lending-related commitments	3	(7)
Liability for credit losses on lending-related commitments at end of period (c)	$60	$48
Total allowance for credit losses at end of period	$941	$918
Net loan charge-offs to average total loans	.25%	.27%
Allowance for loan and lease losses to period-end loans	1.00	1.01
Allowance for credit losses to period-end loans	1.07	1.07
Allowance for loan and lease losses to nonperforming loans	162.8	151.8
Allowance for credit losses to nonperforming loans	173.9	160.2

Discontinued operations — education lending business:
Loans charged off	$4	$6
Recoveries	2	2
Net loan charge-offs	$(2)	$(4)

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

Nonperforming assets

Figure 37 shows the composition of our nonperforming assets. As shown in Figure 37, nonperforming assets at March 31, 2018, increased $35 million from December 31, 2017. This increase was largely driven by credit migration within our commercial and industrial loan portfolio. See Note 1 (“Summary of Significant Accounting Policies”) under the headings “Nonperforming Loans,” “Impaired Loans,” and “Allowance for Loan and Lease Losses” beginning on page 101 of our 2017 Form 10-K for a summary of our nonaccrual and charge-off policies.

Figure 37. Summary of Nonperforming Assets and Past Due Loans from Continuing Operations

dollars in millions	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Commercial and industrial	$189	$153	$169	$178	$258
Real estate — commercial mortgage	33	30	30	34	32
Real estate — construction	2	2	2	4	2
Total commercial real estate loans (a)	35	32	32	38	34
Commercial lease financing	5	6	11	11	5
Total commercial loans (b)	229	191	212	227	297
Real estate — residential mortgage	59	58	57	58	54
Home equity loans	229	229	227	208	207
Consumer direct loans	4	4	3	2	3
Credit cards	2	2	2	2	3
Consumer indirect loans	18	19	16	10	9
Total consumer loans	312	312	305	280	276
Total nonperforming loans (c)	541	503	517	507	573
OREO	28	31	39	48	49
Other nonperforming assets	—	—	—	1	1
Total nonperforming assets (c)	$569	$534	$556	$556	$623
Accruing loans past due 90 days or more	$82	$89	$86	$85	$79
Accruing loans past due 30 through 89 days	305	359	329	340	312
Restructured loans — accruing and nonaccruing (d)	317	317	315	333	302
Restructured loans included in nonperforming loans (d)	179	189	187	193	161
Nonperforming assets from discontinued operations — education lending business	6	7	8	5	4
Nonperforming loans to period-end portfolio loans (c)	.61%	.58%	.60%	.59%	.67%
Nonperforming assets to period-end portfolio loans plus OREO and other nonperforming assets (c)	.65	.62%	.64%	.64%	.72%

(a)	See Figure 18 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial real estate loan portfolio.

(b)	See Figure 17 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial loan portfolio.

(c)
Nonperforming loan balances exclude $690 million, $738 million, $783 million, $835 million, and $812 million of PCI loans at March 31, 2018, December 31, 2017, September 30, 2017, June 30, 2017, and March 31, 2017, respectively.

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

Figure 38 shows the types of activity that caused the change in our nonperforming loan balance during each of the last five quarters.

Figure 38. Summary of Changes in Nonperforming Loans from Continuing Operations

	2018	2017
in millions	First	Fourth	Third	Second	First
Balance at beginning of period	$503	$517	$507	$573	$625
Loans placed on nonaccrual status	182	137	181	143	218
Charge-offs	(70)	(67)	(71)	(82)	(77)
Loans sold	—	—	(1)	—	(8)
Payments	(29)	(52)	(32)	(84)	(59)
Transfers to OREO	(4)	(8)	(10)	(8)	(11)
Loans returned to accrual status	(41)	(24)	(57)	(35)	(115)
Balance at end of period (a)	$541	$503	$517	$507	$573

(a)
Nonperforming loan balances exclude $690 million, $738 million, $783 million, $835 million, and $812 million of PCI loans at March 31, 2018, December 31, 2017, September 30, 2017, June 30, 2017, and March 31, 2017, respectively.

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

Critical Accounting Policies and Estimates

Our business is dynamic and complex. Consequently, we must exercise judgment in choosing and applying accounting policies and methodologies. These choices are critical – not only are they necessary to comply with GAAP, they also reflect our view of the appropriate way to record and report our overall financial performance. All accounting policies are important, and all policies described in Note 1 (“Summary of Significant Accounting Policies”) beginning on page 100 of our 2017 Form 10-K should be reviewed for a greater understanding of how we record and report our financial performance. Note 1 (“Basis of Presentation and Accounting Policies”) of this report should also be reviewed for more information on accounting standards that have been adopted during the period.

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

We rely heavily on the use of judgment, assumptions, and estimates to make a number of core decisions, including accounting for the ALLL; contingent liabilities, guarantees and income taxes; derivatives and related hedging activities; and assets and liabilities that involve valuation methodologies. In addition, we may employ outside valuation experts to assist us in determining fair values of certain assets and liabilities. A brief discussion of each of these areas appears on pages 86 through 89 of our 2017 Form 10-K.

During the first three months of 2018, we did not significantly alter the manner in which we applied our critical accounting policies or developed related assumptions and estimates.

Accounting and Reporting Developments

Accounting Guidance Pending Adoption at March 31, 2018

Standard	Required Adoption	Description	Effect on Financial Statements or Other Significant Matters
ASU 2016-02, Leases (Topic 842) ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient	January 1, 2019 Early adoption is permitted
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

Key has formed a cross-functional team to oversee the implementation of this ASU. Implementation efforts are ongoing, including the review of our lease portfolios and related lease accounting policies, the review of our service contracts for embedded leases, and the deployment of a new lease software solution. Key’s adoption of this ASU, which is expected to occur January 1, 2019, will result in an increase in right-of-use assets and associated lease liabilities, arising from operating leases in which Key is the lessee, on our Consolidated Balance Sheet.

The amount of the right-of-use assets and associated lease liabilities recorded upon adoption will be based primarily on the present value of unpaid future minimum lease payments, the amount of which will depend on the population of leases in effect at the date of adoption. Key’s minimum future rental payments under noncancelable operating leases would be measured and recognized when the new guidance is adopted (refer to Note 22 (“Commitments, Contingent Liabilities, and Guarantees” in our 2017 Form 10-K). While these leases represent a large majority of the leases that are within scope of the new leasing standard, we continue to review service contracts to identify potential additional leases embedded in those arrangements that would be within the scope of the new standard. Between now and January 1, 2019, Key will likely have changes to the lease portfolio as we continue to evaluate and execute branch and occupancy optimization initiatives. In addition to final determination of the lease portfolio at the effective date, the initial measurement of the right-of-use asset and the corresponding liability will be affected by certain key assumptions such as expectations of renewals or extensions and the interest rate to be used to discount the future lease obligations. Up through the date of adoption, the evaluation of the impact of the standard will be adjusted based on new leases that are executed, leases that are terminated prior to the effective date, and any leases with changes to key assumptions or expectations such as renewals and extensions, and discount rates. We do not expect the adoption of this guidance to have a material impact on the recognition of operating lease expense in our Consolidated Statements of Income.

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

Key has formed a cross-functional implementation working group comprised of teams throughout Key, including finance and credit. The implementation team has developed a project plan that results in the adoption of the standard on January 1, 2020. During 2017, the implementation team focused on understanding the standard, identifying and researching key interpretive issues and designing models. The implementation team is also in the process of assessing governance related to the reasonable and supportable forecast period and continues to assess whether data that is required to comply with the standard is available and accurate. During 2018, the focus will be on execution and implementation, continued review and challenge of our models, data resolution, processes and controls, and reporting.

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

European Sovereign and Nonsovereign Debt Exposures

Our total European sovereign and Nonsovereign debt exposure is presented in Figure 39.

Figure 39. European Sovereign and Nonsovereign Debt Exposures

March 31, 2018	Short-and Long- Term Commercial Total (a)	Foreign Exchange and Derivatives with Collateral (b)	Net Exposure
in millions
France:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	$—	$—
Nonsovereign non-financial institutions	$9	—	9
Total	9	—	9
Germany:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	—	—
Nonsovereign non-financial institutions	32	—	32
Total	32	—	32
Italy:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	—	—
Nonsovereign non-financial institutions	7	—	7
Total	7	—	7
Netherlands:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	—	—
Nonsovereign non-financial institutions	7	—	7
Total	7	—	7
Spain:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	—	—
Nonsovereign non-financial institutions	2	—	2
Total	2	—	2
Switzerland:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	(3)	(3)
Nonsovereign non-financial institutions	51	—	51
Total	51	(3)	48
United Kingdom:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	146	146
Nonsovereign non-financial institutions	33	—	33
Total	33	146	179
Other Europe: (c)
Sovereigns	—	—	—
Nonsovereign financial institutions	—	—	—
Nonsovereign non-financial institutions	—	—	—
Total	—	—	—
Total Europe:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	143	143
Nonsovereign non-financial institutions	141	—	141
Total	$141	$143	$284

(a)	Represents our outstanding leases.

(b)
Represents contracts to hedge our balance sheet asset and liability needs, and to accommodate our clients’ trading and/or hedging needs. Our derivative mark-to-market exposures are calculated and reported on a daily basis. These exposures are largely covered by cash or highly marketable securities collateral with daily collateral calls.

(c)
Other Europe consists of the following countries: Austria, Belarus, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Finland, Greece, Hungary, Iceland, Ireland, Lithuania, Luxembourg, Malta, Norway, Poland, Portugal, Romania, Russia, Slovakia, Slovenia, Sweden, and Ukraine. 100% of our current exposure in Other Europe is in Austria, Belgium, and Sweden.

Our credit risk exposure is largely concentrated in developed countries with emerging market exposure essentially limited to commercial facilities; these exposures are actively monitored by management. We do not have at-risk exposures in the rest of the world.

Item 1. Financial Statements

Consolidated Balance Sheets

in millions, except per share data	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Cash and due from banks	$643	$671
Short-term investments	1,644	4,447
Trading account assets	769	836
Securities available for sale	17,888	18,139
Held-to-maturity securities (fair value: $11,729 and $11,565)	12,189	11,830
Other investments	715	726
Loans, net of unearned income of $705 and $736	88,089	86,405
Less: Allowance for loan and lease losses	(881)	(877)
Net loans	87,208	85,528
Loans held for sale (a)	1,667	1,107
Premises and equipment	916	930
Operating lease assets	838	821
Goodwill	2,538	2,538
Other intangible assets	387	416
Corporate-owned life insurance	4,142	4,132
Accrued income and other assets	4,216	4,237
Discontinued assets	1,289	1,340
Total assets	$137,049	$137,698
LIABILITIES
Deposits in domestic offices:
NOW and money market deposit accounts	$54,606	$53,627
Savings deposits	6,321	6,296
Certificates of deposit ($100,000 or more)	7,295	6,849
Other time deposits	4,928	4,798
Total interest-bearing deposits	73,150	71,570
Noninterest-bearing deposits	31,601	33,665
Total deposits	104,751	105,235
Federal funds purchased and securities sold under repurchase agreements	616	377
Bank notes and other short-term borrowings	1,133	634
Accrued expense and other liabilities	1,854	2,094
Long-term debt	13,749	14,333
Total liabilities	122,103	122,673
EQUITY
Preferred stock	1,025	1,025
Common shares, $1 par value; authorized 1,400,000,000 shares; issued 1,256,702,081, and 1,256,702,081 shares	1,257	1,257
Capital surplus	6,289	6,335
Retained earnings	10,624	10,335
Treasury stock, at cost (191,763,406 and 187,617,832 shares)	(3,260)	(3,150)
Accumulated other comprehensive income (loss)	(991)	(779)
Key shareholders’ equity	14,944	15,023
Noncontrolling interests	2	2
Total equity	14,946	15,025
Total liabilities and equity	$137,049	$137,698

(a)	Total loans held for sale include real estate — residential mortgage loans held for sale at fair value of $47 million at March 31, 2018, and $71 million at December 31, 2017.
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Income

dollars in millions, except per share amounts	Three months ended March 31,
(Unaudited)	2018	2017
INTEREST INCOME
Loans	$940	$877
Loans held for sale	12	13
Securities available for sale	95	95
Held-to-maturity securities	69	51
Trading account assets	7	7
Short-term investments	8	3
Other investments	6	4
Total interest income	1,137	1,050
INTEREST EXPENSE
Deposits	91	58
Federal funds purchased and securities sold under repurchase agreements	4	1
Bank notes and other short-term borrowings	6	5
Long-term debt	92	68
Total interest expense	193	132
NET INTEREST INCOME	944	918
Provision for credit losses	61	63
Net interest income after provision for credit losses	883	855
NONINTEREST INCOME
Trust and investment services income	133	135
Investment banking and debt placement fees	143	127
Service charges on deposit accounts	89	87
Operating lease income and other leasing gains	32	23
Corporate services income	62	54
Cards and payments income	62	65
Corporate-owned life insurance income	32	30
Consumer mortgage income	7	6
Mortgage servicing fees	20	18
Other income (a)	21	32
Total noninterest income	601	577
NONINTEREST EXPENSE
Personnel	594	556
Net occupancy	78	87
Computer processing	52	60
Business services and professional fees	41	46
Equipment	26	27
Operating lease expense	27	19
Marketing	25	21
FDIC assessment	21	20
Intangible asset amortization	29	22
OREO expense, net	2	2
Other expense	111	153
Total noninterest expense	1,006	1,013
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	478	419
Income taxes	62	94
INCOME (LOSS) FROM CONTINUING OPERATIONS	416	325
Income (loss) from discontinued operations	2	—
NET INCOME (LOSS)	418	325
Less: Net income (loss) attributable to noncontrolling interests	—	1
NET INCOME (LOSS) ATTRIBUTABLE TO KEY	$418	$324
Income (loss) from continuing operations attributable to Key common shareholders	$402	$296
Net income (loss) attributable to Key common shareholders	404	296
Per common share:
Income (loss) from continuing operations attributable to Key common shareholders	$.38	$.28
Income (loss) from discontinued operations, net of taxes	—	—
Net income (loss) attributable to Key common shareholders (b)	.38	.28
Per common share — assuming dilution:
Income (loss) from continuing operations attributable to Key common shareholders	$.38	$.27
Income (loss) from discontinued operations, net of taxes	—	—
Net income (loss) attributable to Key common shareholders (b)	.38	.27
Cash dividends declared per common share	$.105	$.085
Weighted-average common shares outstanding (000)	1,056,037	1,068,609
Effect of common share options and other stock awards	15,749	17,931
Weighted-average common shares and potential common shares outstanding (000) (c)	1,071,786	1,086,540

(a)
For the three months ended March 31, 2018, net securities gains totaled less than $1 million. For the three months ended March 31, 2017, net securities gains totaled $1 million. For the three months ended March 31, 2018, and March 31, 2017, we did not have any impairment losses related to securities.

(b)	EPS may not foot due to rounding.

(c)	Assumes conversion of common share options and other stock awards and/or convertible preferred stock, as applicable.
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Comprehensive Income

in millions	Three months ended March 31,
(Unaudited)	2018	2017
Net income (loss)	$418	$325
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale, net of income taxes of ($47) and $4	(150)	6
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of ($20) and ($15)	(63)	(24)
Foreign currency translation adjustments, net of income taxes of $0 and $1	(2)	1
Net pension and postretirement benefit costs, net of income taxes of $1 and $2	3	4
Total other comprehensive income (loss), net of tax	(212)	(13)
Comprehensive income (loss)	206	312
Less: Comprehensive income attributable to noncontrolling interests	—	1
Comprehensive income (loss) attributable to Key	$206	$311

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Changes in Equity

	Key Shareholders’ Equity
dollars in millions, except per share amounts (Unaudited)	Preferred Shares Outstanding (000)	Common Shares Outstanding (000)	Preferred Stock	Common Shares	Capital Surplus	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
BALANCE AT DECEMBER 31, 2016	17,421	1,079,314	$1,665	$1,257	$6,385	$9,378	$(2,904)	$(541)	$—
Net income (loss)						324			1
Other comprehensive income (loss)								(13)
Deferred compensation					3
Cash dividends declared
Common Shares ($.085 per share)						(90)
Series A Preferred Stock ($1.9375 per share)						(6)
Series C Preferred Stock ($.539063 per share)						(7)
Series D Preferred Stock ($12.50 per share)						(7)
Series E Preferred Stock ($.395573 per share)						(8)
Open market Common Share repurchases		(5,844)					(107)
Employee equity compensation program Common Share repurchases		(2,829)					(53)
Series A Preferred Stock exchanged for Common Shares	(2,900)	20,568	(290)		(49)		338
Redemption of Series C Preferred Stock	(14,000)		(350)
Common Shares reissued (returned) for stock options and other employee benefit plans		6,270			(52)		103
Net contribution from (distribution to) noncontrolling interests									1
BALANCE AT MARCH 31, 2017	521	1,097,479	$1,025	$1,257	$6,287	$9,584	$(2,623)	$(554)	$2

BALANCE AT DECEMBER 31, 2017	521	1,069,084	$1,025	$1,257	$6,335	$10,335	$(3,150)	$(779)	$2
Cumulative effect from changes in accounting principle (a)						(2)
Net income (loss)						418			—
Other comprehensive income (loss)								(212)
Deferred compensation					6
Cash dividends declared
Common Shares ($.105 per share)						(112)
Series D Preferred Stock ($12.50 per share)						(7)
Series E Preferred Stock ($.382813 per share)						(8)
Open market Common Share repurchases		(7,333)					(156)
Employee equity compensation program Common Share repurchases		(2,066)					(43)
Common Shares reissued (returned) for stock options and other employee benefit plans		5,254			(52)		89
BALANCE AT MARCH 31, 2018	521	1,064,939	$1,025	$1,257	$6,289	$10,624	$(3,260)	$(991)	$2

(a)	Includes the impact of implementing ASU 2014-09, ASU 2016-01, and ASU 2017-12.
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows

in millions	Three months ended March 31,
(Unaudited)	2018	2017
OPERATING ACTIVITIES
Net income (loss)	$418	$325
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for credit losses	61	63
Depreciation and amortization expense, net	103	100
Accretion of acquired loans	27	43
Increase in cash surrender value of corporate-owned life insurance	(28)	(28)
Stock-based compensation expense	27	27
FDIC reimbursement (payments), net of FDIC expense	1	(2)
Deferred income taxes (benefit)	22	137
Proceeds from sales of loans held for sale	2,748	2,334
Originations of loans held for sale, net of repayments	(3,280)	(2,562)
Net losses (gains) on sales of loans held for sale	(44)	(35)
Net losses (gains) and writedown on OREO	—	1
Net losses (gains) on leased equipment	3	(2)
Net securities losses (gains)	—	(1)
Net losses (gains) on sales of fixed assets	—	12
Net decrease (increase) in trading account assets	67	(54)
Other operating activities, net	(336)	(763)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(211)	(405)
INVESTING ACTIVITIES
Net decrease (increase) in short-term investments, excluding acquisitions	2,803	250
Purchases of securities available for sale	(787)	(195)
Proceeds from sales of securities available for sale	—	912
Proceeds from prepayments and maturities of securities available for sale	833	1,061
Proceeds from prepayments and maturities of held-to-maturity securities	398	456
Purchases of held-to-maturity securities	(756)	(411)
Purchases of other investments	(4)	(2)
Proceeds from sales of other investments	10	51
Proceeds from prepayments and maturities of other investments	—	1
Net decrease (increase) in loans, excluding acquisitions, sales and transfers	(1,793)	(255)
Proceeds from sales of portfolio loans	38	37
Proceeds from corporate-owned life insurance	18	9
Purchases of premises, equipment, and software	(19)	(2)
Proceeds from sales of premises and equipment	1	—
Proceeds from sales of OREO	7	11
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	749	1,923
FINANCING ACTIVITIES
Net increase (decrease) in deposits, excluding acquisitions	(484)	(105)
Net increase (decrease) in short-term borrowings	738	(925)
Net proceeds from issuance of long-term debt	501	—
Payments on long-term debt	(1,005)	(10)
Open market common share repurchases	(156)	(107)
Employee equity compensation program common share repurchases	(43)	(53)
Redemption of Preferred Stock Series C	—	(350)
Net proceeds from reissuance of common shares	10	22
Cash dividends paid	(127)	(118)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(566)	(1,646)
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	(28)	(128)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	671	677
CASH AND DUE FROM BANKS AT END OF PERIOD	$643	$549
Additional disclosures relative to cash flows:
Interest paid	$199	$151
Income taxes paid (refunded)	9	(11)
Noncash items:
Reduction of secured borrowing and related collateral	$7	13
Loans transferred to portfolio from held for sale	14	8
Loans transferred to held for sale from portfolio	—	25
Loans transferred to OREO	4	11

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

We use the equity method to account for unconsolidated investments in voting rights entities or VIEs if we have significant influence over the entity’s operating and financing decisions (usually defined as a voting or economic interest of 20% to 50%, but not controlling). Unconsolidated investments in voting rights entities or VIEs in which we have a voting or economic interest of less than 20% are carried at the cost measurement alternative or at fair value. Investments held by our registered broker-dealer and investment company subsidiaries (principal investing entities and Real Estate Capital line of business) are carried at fair value.

We believe that the unaudited consolidated interim financial statements reflect all adjustments of a normal recurring nature and disclosures that are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our 2017 Form 10-K.

In preparing these financial statements, subsequent events were evaluated through the time the financial statements were issued. Financial statements are considered issued when they are widely distributed to all shareholders and other financial statement users or filed with the SEC.

Accounting Guidance Adopted in 2018

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

On January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers (ASC 606), using the modified retrospective method for those contracts which were not completed as of that date. Results for reporting periods beginning January 1, 2018 are presented under ASC 606. As allowed under the new guidance, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

As a result of adopting ASC 606, we changed the timing of recognition for revenues related to insurance commissions, securities underwriting, and deposit account maintenance fees, however, those changes did not have a material impact on our consolidated financial statements, results of operations, equity, or cash flows as of the adoption date or for the three months ended March 31, 2018.

The presentation of underwriting costs and reimbursed out-of-pocket expenses related to underwriting and M&A advisory services was changed from net to gross within the income statement as Key acts as the principal in the transactions. Securities underwriting revenue is recorded within "investment banking and debt placement fees" and underwriting costs and reimbursed out-of-pocket expenses within "other expense" on the income statement. Additionally, because Key acts as an agent, certain credit and debit card reward costs and certain card network costs were changed from a gross presentation to net within "cards and payment income" on the income statement. Credit and debit card reward costs and card network costs were recorded as "other expense" on the income statement in prior periods. These changes in presentation did not have a material impact on our consolidated financial statements for the three months ended March 31, 2018.

ASC 606 requires quantitative disclosure of the allocation of the transaction price to the remaining performance obligations when those amounts are expected to be recognized as revenue. However, the standard provides exemptions from this disclosure for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services provided. Most of our revenue subject to ASC 606 fits into one of these exemptions, or is immaterial. We elected to use the optional exemption to not disclose the aggregate amount of the transaction price to remaining performance obligations.

ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities	January 1, 2018
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

On January 1, 2018 we adopted this ASU using a modified retrospective basis. Accordingly, our financial statements for the quarter ended March 31, 2018, include an immaterial cumulative-effect adjustment to decrease opening retained earnings to reflect the application of the new guidance as of January 1, 2018. The primary impact to Key at adoption was the election to measure the change in fair value of hedged items in fair value hedges on the basis of the benchmark interest rate component of contractual coupon cash flows. This change has resulted in a reduction of hedge ineffectiveness for impacted fair value hedges.

Instruments designated as hedges are recorded at fair value and included in “accrued income and other assets” or “accrued expense and other liabilities” on the balance sheet. Under the revised guidance, the change in the fair value of an instrument designated as a fair value hedge is recorded in earnings at the same time and in the same income statement line as the offsetting change in the fair value of the hedged item. For cash flow hedges, the change in the fair value of an instrument designated as a cash flow hedge is initially recorded in AOCI on the balance sheet. This amount is subsequently reclassified into income when the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item.

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

With the exception of disclosure requirements that will be adopted prospectively, the ASU must be adopted on a modified retrospective basis.

The adoption of this guidance did not have a material effect on our financial condition or results of operations.
ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments	January 1, 2018
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

The guidance should be implemented using a retrospective approach.
The adoption of this guidance did not have a material effect on our financial condition or results of operations.
ASU 2017-01, Clarifying the Definition of a Business	January 1, 2018
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
The adoption of this guidance did not have a material effect on our financial condition or results of operations.
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

The adoption of this guidance did not have a material effect on our financial condition or results of operations.
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
The adoption of this guidance did not have a material effect on our financial condition or results of operations.
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
The adoption of this guidance did not have a material effect on our financial condition or results of operations.

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

Our basic and diluted earnings per common share are calculated as follows:

	Three months ended March 31,
dollars in millions, except per share amounts	2018	2017
EARNINGS
Income (loss) from continuing operations	$416	$325
Less: Net income (loss) attributable to noncontrolling interests	—	1
Income (loss) from continuing operations attributable to Key	416	324
Less: Dividends on Preferred Stock	14	28
Income (loss) from continuing operations attributable to Key common shareholders	402	296
Income (loss) from discontinued operations, net of taxes	2	—
Net income (loss) attributable to Key common shareholders	$404	$296
WEIGHTED-AVERAGE COMMON SHARES
Weighted-average common shares outstanding (000)	1,056,037	1,068,609
Effect of common share options and other stock awards	15,749	17,931
Weighted-average common shares and potential common shares outstanding (000) (a)	1,071,786	1,086,540
EARNINGS PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.38	$.28
Income (loss) from discontinued operations, net of taxes	—	—
Net income (loss) attributable to Key common shareholders (b)	.38	.28

Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$.38	$.27
Income (loss) from discontinued operations, net of taxes	—	—
Net income (loss) attributable to Key common shareholders — assuming dilution (b)	.38	.27

(a)	Assumes conversion of common share options and other stock awards and/or convertible preferred stock, as applicable.

(b)	EPS may not foot due to rounding.

3. Loans and Loans Held for Sale

in millions	March 31, 2018	December 31, 2017
Commercial and industrial (a)	$44,313	$41,859
Commercial real estate:
Commercial mortgage	13,997	14,088
Construction	1,871	1,960
Total commercial real estate loans	15,868	16,048
Commercial lease financing (b)	4,598	4,826
Total commercial loans	64,779	62,733
Residential — prime loans:
Real estate — residential mortgage	5,473	5,483
Home equity loans	11,720	12,028
Total residential — prime loans	17,193	17,511
Consumer direct loans	1,758	1,794
Credit cards	1,068	1,106
Consumer indirect loans	3,291	3,261
Total consumer loans	23,310	23,672
Total loans (c)	$88,089	$86,405

(a)	Loan balances include $121 million and $119 million of commercial credit card balances at March 31, 2018, and December 31, 2017, respectively.

(b)
Commercial lease financing includes receivables held as collateral for a secured borrowing of $16 million and $24 million at March 31, 2018, and December 31, 2017, respectively. Principal reductions are based on the cash payments received from these related receivables. Additional information pertaining to this secured borrowing is included in Note 20 (“Long-Term Debt”) beginning on page 174 of our 2017 Form 10-K.

(c)	Total loans exclude loans of $1.3 billion at March 31, 2018, and $1.3 billion at December 31, 2017, related to the discontinued operations of the education lending business.

Our loans held for sale are summarized as follows:

in millions	March 31, 2018	December 31, 2017
Commercial and industrial	$194	$139
Real estate — commercial mortgage	1,426	897
Real estate — residential mortgage (a)	47	71
Total loans held for sale	$1,667	$1,107

(a)
Real estate — residential mortgage loans held for sale are held at fair value at March 31, 2018, and December 31, 2017. The contractual amount due on these loans totaled $47 million at March 31, 2018, and $71 million at December 31, 2017. Changes in fair value are recorded in “Consumer mortgage income” on the income statement. Additional information regarding the residential mortgage loans held for sale fair value methodology is provided in Note 5 (“Fair Value Measurements”).

Our quarterly summary of changes in loans held for sale is provided below:

in millions	March 31, 2018	December 31, 2017
Balance at beginning of the period	$1,107	$1,341
New originations	3,280	3,566
Transfers from (to) held to maturity, net	(14)	(10)
Loan sales	(2,705)	(3,783)
Loan draws (payments), net	(1)	(7)
Balance at end of period (a)	$1,667	$1,107

(a)	Total loans held for sale include real estate — residential mortgage loans held for sale at fair value of $47 million at March 31, 2018 and $71 million at December 31, 2017.

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

Commercial Credit Exposure — Excluding PCI
Credit Risk Profile by Creditworthiness Category (a), (b)

	Commercial and industrial		RE — Commercial		RE — Construction		Commercial lease		Total
in millions	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
RATING	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Pass	$42,191	$39,833	$13,159	$13,328	$1,815	$1,894	$4,503	$4,730	$61,668	$59,785
Criticized (Accruing)	1,860	1,790	564	482	51	38	90	90	2,565	2,400
Criticized (Nonaccruing)	189	153	33	30	2	2	5	6	229	191
Total	$44,240	$41,776	$13,756	$13,840	$1,868	$1,934	$4,598	$4,826	$64,462	$62,376

(a)	Credit quality indicators are updated on an ongoing basis and reflect credit quality information as of the dates indicated.

(b)
The term criticized refers to those loans that are internally classified by Key as special mention or worse, which are asset quality categories defined by regulatory authorities. These assets have an elevated level of risk and may have a high probability of default or total loss. Pass rated refers to all loans not classified as criticized.

Consumer Credit Exposure — Excluding PCI
Non-PCI Loans by Refreshed FICO Score (a)

	Residential — Prime		Consumer direct loans		Credit cards		Consumer indirect loans		Total
in millions	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
FICO SCORE	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
750 and above	$10,046	$10,226	$503	$519	$451	$477	$1,449	$1,472	$12,449	$12,694
660 to 749	5,028	5,181	665	690	499	508	1,172	1,184	7,364	7,563
Less than 660	1,475	1,519	220	225	118	121	515	529	2,328	2,394
No Score	275	208	366	356	—	—	155	76	796	640
Total	$16,824	$17,134	$1,754	$1,790	$1,068	$1,106	$3,291	$3,261	$22,937	$23,291

(a)
Borrower FICO scores provide information about the credit quality of our consumer loan portfolio as they provide an indication as to the likelihood that a debtor will repay its debts. The scores are obtained from a nationally recognized consumer rating agency and are presented in the above table at the dates indicated.

Commercial Credit Exposure — PCI
Credit Risk Profile by Creditworthiness Category (a), (b)

	Commercial and Industrial		RE — Commercial		RE — Construction		Commercial Lease		Total
in millions	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
RATING	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Pass	$27	$41	$163	$153	$3	$26	—	—	$193	$220
Criticized	46	42	78	95	—	—	—	—	124	137
Total	$73	$83	$241	$248	$3	$26	—	—	$317	$357

(a)	Credit quality indicators are updated on an ongoing basis and reflect credit quality information as of the dates indicated.

(b)
The term “criticized” refers to those loans that are internally classified by Key as special mention or worse, which are asset quality categories defined by regulatory authorities. These assets have an elevated level of risk and may have a high probability of default or total loss. Pass rated refers to all loans not classified as criticized.

Consumer Credit Exposure — PCI
PCI Loans by Refreshed FICO Score (a)

	Residential — Prime		Consumer direct loans		Credit cards		Consumer indirect loans		Total
in millions	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
FICO SCORE	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
750 and above	$139	$149	—	—	—	—	—	—	$139	$149
660 to 749	119	117	$2	$2	—	—	—	—	121	119
Less than 660	99	105	2	2	—	—	—	—	101	107
No Score	12	6	—	—	—	—	—	—	12	6
Total	$369	$377	$4	$4	—	—	—	—	$373	$381

(a)
Borrower FICO scores provide information about the credit quality of our consumer loan portfolio as they provide an indication as to the likelihood that a debtor will repay its debts. The scores are obtained from a nationally recognized consumer rating agency and are presented in the above table at the dates indicated.

Nonperforming and Past Due Loans

Our policies for determining past due loans, placing loans on nonaccrual, applying payments on nonaccrual loans, and resuming accrual of interest for our commercial and consumer loan portfolios are disclosed in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Nonperforming Loans” beginning on page 101 of our 2017 Form 10-K.

The following aging analysis of past due and current loans as of March 31, 2018, and December 31, 2017, provides further information regarding Key’s credit exposure.

Aging Analysis of Loan Portfolio (a)

March 31, 2018	Current	30-59 Days Past Due (b)	60-89 Days Past Due (b)	90 and Greater Days Past Due (b)	Non-performing Loans	Total Past Due and Non-performing Loans	Purchased Credit Impaired	Total Loans (c), (d)
in millions
LOAN TYPE
Commercial and industrial	$43,905	$93	$26	$27	$189	$335	$73	$44,313
Commercial real estate:
Commercial mortgage	13,684	17	9	13	33	72	241	13,997
Construction	1,829	26	9	2	2	39	3	1,871
Total commercial real estate loans	15,513	43	18	15	35	111	244	15,868
Commercial lease financing	4,577	4	4	8	5	21	—	4,598
Total commercial loans	$63,995	$140	$48	$50	$229	$467	$317	$64,779
Real estate — residential mortgage	$5,044	$14	$5	$4	$59	$82	$347	$5,473
Home equity loans	11,424	25	10	10	229	274	22	11,720
Consumer direct loans	1,720	21	4	5	4	34	4	1,758
Credit cards	1,045	6	4	11	2	23	—	1,068
Consumer indirect loans	3,243	22	6	2	18	48	—	3,291
Total consumer loans	$22,476	$88	$29	$32	$312	$461	$373	$23,310
Total loans	$86,471	$228	$77	$82	$541	$928	$690	$88,089

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

(c)	Net of unearned income, net deferred loan fees and costs, and unamortized discounts and premiums.

(d)	Future accretable yield related to PCI loans is not included in the analysis of the loan portfolio.

December 31, 2017	Current	30-59 Days Past Due (b)	60-89 Days Past Due (b)	90 and Greater Days Past Due (b)	Non-performing Loans	Total Past Due and Non-performing Loans	Purchased Credit Impaired	Total Loans (c), (d)
in millions
LOAN TYPE
Commercial and industrial	$41,444	$111	$34	$34	$153	$332	83	$41,859
Commercial real estate:
Commercial mortgage	13,750	26	13	21	30	90	248	14,088
Construction	1,919	4	9	—	2	15	26	1,960
Total commercial real estate loans	15,669	30	22	21	32	105	274	16,048
Commercial lease financing	4,791	23	4	2	6	35	—	4,826
Total commercial loans	$61,904	$164	$60	$57	$191	$472	357	$62,733
Real estate — residential mortgage	$5,043	$16	$7	$4	$58	$85	$355	$5,483
Home equity loans	11,721	32	15	9	229	285	22	12,028
Consumer direct loans	1,768	9	4	5	4	22	4	1,794
Credit cards	1,081	7	5	11	2	25	—	1,106
Consumer indirect loans	3,199	33	7	3	19	62	—	3,261
Total consumer loans	$22,812	$97	$38	$32	$312	$479	$381	$23,672
Total loans	$84,716	$261	$98	$89	$503	$951	$738	$86,405

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

At March 31, 2018, the approximate carrying amount of our commercial nonperforming loans outstanding represented 70% of their original contractual amount owed, total nonperforming loans outstanding represented 79% of their original contractual amount owed, and nonperforming assets in total were carried at 79% of their original contractual amount owed.

Nonperforming loans and loans held for sale reduced expected interest income by $7 million for the three months ended March 31, 2018, and $6 million for the three months ended March 31, 2017.

The following tables set forth a further breakdown of individually impaired loans as of March 31, 2018, and December 31, 2017:

March 31, 2018	Recorded Investment (a)	Unpaid Principal Balance (b)	Specific Allowance
in millions
With no related allowance recorded:
Commercial and industrial	$166	$206	—
Commercial real estate:
Commercial mortgage	13	18	—
Total commercial real estate loans	13	18	—
Total commercial loans	179	224	—
Real estate — residential mortgage	17	26	—
Home equity loans	58	67	—
Consumer indirect loans	2	4	—
Total consumer loans	77	97	—
Total loans with no related allowance recorded	256	321	—
With an allowance recorded:
Commercial and industrial	4	13	$1
Total commercial loans	4	13	1
Real estate — residential mortgage	32	49	4
Home equity loans	65	70	9
Consumer direct loans	4	4	—
Credit cards	3	3	—
Consumer indirect loans	33	33	4
Total consumer loans	137	159	17
Total loans with an allowance recorded	141	172	18
Total	$397	$493	$18

(a)
The Recorded Investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on our Consolidated Balance Sheet.

(b)	The Unpaid Principal Balance represents the customer’s legal obligation to us.

December 31, 2017	Recorded Investment (a)	Unpaid Principal Balance (b)	Specific Allowance
in millions
With no related allowance recorded:
Commercial and industrial	$126	$153	—
Commercial real estate:
Commercial mortgage	12	18	—
Total commercial real estate loans	12	18	—
Total commercial loans	138	171	—
Real estate — residential mortgage	17	17	—
Home equity loans	56	56	—
Consumer indirect loans	2	2	—
Total consumer loans	75	75	—
Total loans with no related allowance recorded	213	246	—
With an allowance recorded:
Commercial and industrial	10	28	$6
Total commercial loans	10	28	6
Real estate — residential mortgage	32	32	5
Home equity loans	61	61	9
Consumer direct loans	4	4	—
Credit cards	2	2	—
Consumer indirect loans	32	32	3
Total consumer loans	131	131	17
Total loans with an allowance recorded	141	159	23
Total	$354	$405	$23

(a)
The Recorded Investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on our Consolidated Balance Sheet.

(b)	The Unpaid Principal Balance represents the customer’s legal obligation to us.

The following table sets forth a further breakdown of the average individually impaired loans reported by Key:

Average Recorded Investment (a)	Three Months Ended March 31,
in millions	2018	2017
Commercial and industrial	$153	$260
Commercial real estate:
Commercial mortgage	12	10
Construction	—	—
Total commercial real estate loans	12	10
Total commercial loans	165	270
Real estate — residential mortgage	49	51
Home equity loans	120	125
Consumer direct loans	4	3
Credit cards	3	2
Consumer indirect loans	35	33
Total consumer loans	211	214
Total	$376	$484

(a)
The Recorded Investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on our Consolidated Balance Sheet.

For the three months ended March 31, 2018 and March 31, 2017, interest income recognized on the outstanding balances of accruing impaired loans totaled $2 million and $3 million, respectively.

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

As TDRs are individually evaluated for impairment under the specific reserve methodology, subsequent defaults do not generally have a significant additional impact on the ALLL. Commitments outstanding to lend additional funds to borrowers whose loan terms have been modified in TDRs are $2 million and $2 million at March 31, 2018 and December 31, 2017, respectively.

Our loan modifications are handled on a case-by-case basis and are negotiated to achieve mutually agreeable terms that maximize loan collectability and meet the borrower’s financial needs. The consumer TDR other concession category primarily includes those borrowers’ debts that are discharged through bankruptcy and have not been formally re-affirmed. At March 31, 2018, and December 31, 2017, the recorded investment of consumer residential mortgage loans in the process of foreclosure was approximately $155 million and $142 million, respectively. At March 31, 2018, and December 31, 2017, we had $28 million and $31 million, respectively, of OREO which included the carrying value of foreclosed residential real estate of approximately $22 million and $26 million, respectively.

The following table shows the post-modification outstanding recorded investment by concession type for our commercial and consumer accruing and nonaccruing TDRs that occurred during the periods indicated:

	Three Months Ended March 31,
in millions	2018	2017
Commercial loans:
Interest rate reduction	—	—
Forgiveness of principal	—	—
Extension of Maturity Date	$1	$3
Payment or Covenant Modification/Deferment	—	25
Bankruptcy Plan Modification	—	—
Total	$1	$28
Consumer loans:
Interest rate reduction	$8	$2
Forgiveness of principal	—	—
Other	12	13
Total	$20	$15
Total commercial and consumer TDRs	$21	$43

The following table summarizes the change in the post-modification outstanding recorded investment of our accruing and nonaccruing TDRs during the periods indicated:

	Three Months Ended March 31,
in millions	2018	2017
Balance at beginning of the period	$317	280
Additions	21	47
Payments	(19)	(14)
Charge-offs	(2)	$(11)
Balance at end of period (a)	$317	$302

A further breakdown of TDRs included in nonperforming loans by loan category for the periods indicated are as follows:

March 31, 2018	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
dollars in millions
LOAN TYPE
Nonperforming:
Commercial and industrial	30	$109	$77
Commercial real estate:
Commercial mortgage	7	14	9
Total commercial real estate loans	7	14	9
Total commercial loans	37	123	86
Real estate — residential mortgage	264	17	17
Home equity loans	1,133	68	61
Consumer direct loans	104	2	2
Credit cards	277	1	1
Consumer indirect loans	868	16	13
Total consumer loans	2,646	104	94
Total nonperforming TDRs	2,683	227	180
Prior-year accruing:(a)
Commercial and industrial	14	30	13
Commercial real estate
Commercial mortgage	2	3	3
Total commercial real estate loans	2	3	3
Total commercial loans	16	33	16
Real estate — residential mortgage	516	32	31
Home equity loans	1,338	78	62
Consumer direct loans	74	4	3
Credit cards	493	2	2
Consumer indirect loans	450	33	23
Total consumer loans	2,871	149	121
Total prior-year accruing TDRs	2,887	182	137
Total TDRs	5,570	$409	$317

(a)	All TDRs that were restructured prior to January 1, 2018, and are fully accruing.

A further breakdown of TDRs included in nonperforming loans by loan category as of December 31, 2017, follows:

December 31, 2017	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
dollars in millions
LOAN TYPE
Nonperforming:
Commercial and industrial	20	$109	$86
Commercial real estate:
Commercial mortgage	8	16	12
Total commercial real estate loans	8	16	12
Total commercial loans	28	125	98
Real estate — residential mortgage	308	18	18
Home equity loans	1,025	64	57
Consumer direct loans	114	2	2
Credit cards	322	2	1
Consumer indirect loans	825	16	13
Total consumer loans	2,594	102	91
Total nonperforming TDRs	2,622	227	189
Prior-year accruing: (a)
Commercial and Industrial	4	30	13
Total commercial loans	4	30	13
Real estate — residential mortgage	484	31	31
Home equity loans	1,276	75	59
Consumer direct loans	48	3	2
Credit cards	430	1	1
Consumer indirect loans	320	31	22
Total consumer loans	2,558	141	115
Total prior-year accruing TDRs	2,562	171	128
Total TDRs	5,184	$398	$317

(a)	All TDRs that were restructured prior to January 1, 2017, and are fully accruing.

Commercial loan TDRs are considered defaulted when principal and interest payments are 90 days past due. Consumer loan TDRs are considered defaulted when principal and interest payments are more than 60 days past due. During the three months ended March 31, 2018, there were no commercial loan TDRs and 41 consumer loan TDRs with a combined recorded investment of $1 million that experienced payment defaults after modifications resulting in TDR status during 2017. During the three months ended March 31, 2017, there were no commercial loan TDRs and 3 consumer loan TDRs with a combined recorded investment of less than $1 million that experienced payment defaults after modifications resulting in TDR status during 2016.

ALLL and Liability for Credit Losses on Unfunded Lending-Related Commitments

We determine the appropriate level of the ALLL on at least a quarterly basis. The methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” beginning on page 102 of our 2017 Form 10-K.

The ALLL on the acquired non-impaired loan portfolio is estimated using the same methodology as the originated portfolio, however, the estimated ALLL is compared to the remaining accretable yield to determine if an ALLL must be recorded. For PCI loans, Key estimates cash flows expected to be collected quarterly. Decreases in expected cash flows are recognized as impairment through a provision for loan and lease losses and an increase in the ALLL. There was $3 million of provision for loan and lease losses on PCI loans during the three months ended March 31, 2018. There was $3 million of provision for loan and lease losses on PCI loans during the twelve months ended December 31, 2017. There was $4 million of provision for loan and lease losses on PCI loans during the three months ended March 31, 2017.

The ALLL at March 31, 2018, represents our best estimate of the incurred credit losses inherent in the loan portfolio at that date. A summary of the changes in the ALLL for the periods indicated is presented in the table below:

	Three months ended March 31,
in millions	2018	2017
Balance at beginning of period — continuing operations	$877	$858

Charge-offs	(72)	(77)
Recoveries	18	19
Net loans and leases charged off	(54)	(58)

Provision for loan and lease losses from continuing operations	58	70
Balance at end of period — continuing operations	$881	$870

The changes in the ALLL by loan category for the periods indicated are as follows:

Three months ended March 31, 2018:

in millions	December 31, 2017	Provision		Charge-offs	Recoveries	March 31, 2018
Commercial and Industrial	$529	$35		$(37)	$6	$533
Commercial real estate:
Real estate — commercial mortgage	133	4		(1)	—	136
Real estate — construction	30	2		—	1	33
Total commercial real estate loans	163	6		(1)	1	169
Commercial lease financing	43	(3)		(1)	1	40
Total commercial loans	735	38		(39)	8	742
Real estate — residential mortgage	7	3		(1)	—	9
Home equity loans	43	(4)		(4)	3	38
Consumer direct loans	28	5		(8)	2	27
Credit cards	44	12		(12)	1	45
Consumer indirect loans	20	4		(8)	4	20
Total consumer loans	142	20		(33)	10	139
Total ALLL — continuing operations	877	58	(a)	(72)	18	881
Discontinued operations	16	2		(4)	2	16
Total ALLL — including discontinued operations	$893	$60		$(76)	$20	$897

(a)	Excludes a provision for losses on lending-related commitments of $3 million.

Three months ended March 31, 2017:

in millions	December 31, 2016	Provision		Charge-offs	Recoveries	March 31, 2017
Commercial and Industrial	$508	$31		$(32)	$5	$512
Commercial real estate:
Real estate — commercial mortgage	144	2		—	—	146
Real estate — construction	22	6		—	1	29
Total commercial real estate loans	166	8		—	1	175
Commercial lease financing	42	3		(7)	2	40
Total commercial loans	716	42		(39)	8	727
Real estate — residential mortgage	17	(3)		2	2	18
Home equity loans	54	4		(8)	3	53
Consumer direct loans	24	9		(10)	1	24
Credit cards	38	10		(11)	1	38
Consumer indirect loans	9	8		(11)	4	10
Total consumer loans	142	28		(38)	11	143
Total ALLL — continuing operations	858	70	(a)	(77)	19	870
Discontinued operations	24	3		(6)	2	23
Total ALLL — including discontinued operations	$882	$73		$(83)	$21	$893

(a)	Excludes a credit for losses on lending-related commitments of $7 million.

A breakdown of the individual and collective ALLL and the corresponding loan balances as of March 31, 2018, follows:

	Allowance			Outstanding
March 31, 2018	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired	Loans		Individually Evaluated for Impairment	Collectively Evaluated for Impairment		Purchased Credit Impaired
in millions
Commercial and industrial	$1	$529	3	$44,313		$170	$44,070		$73
Commercial real estate:
Commercial mortgage	—	132	4	13,997		13	13,743		241
Construction	—	33	—	1,871		—	1,868		3
Total commercial real estate loans	—	165	4	15,868		13	15,611		244
Commercial lease financing	—	40	—	4,598		—	4,598		—
Total commercial loans	1	734	7	64,779		183	64,279		317
Real estate — residential mortgage	4	3	2	5,473		49	5,077		347
Home equity loans	9	28	1	11,720		123	11,575		22
Consumer direct loans	—	27	—	1,758		4	1,750		4
Credit cards	—	45	—	1,068		3	1,065		—
Consumer indirect loans	4	16	—	3,291		35	3,256		—
Total consumer loans	17	119	3	23,310		214	22,723		373
Total ALLL — continuing operations	18	853	10	88,089		397	87,002		690
Discontinued operations	3	13	—	1,256	(a)	21	1,235	(a)	—
Total ALLL — including discontinued operations	$21	$866	10	$89,345		$418	$88,237		$690

(a)	Amount includes $2 million of loans carried at fair value that are excluded from ALLL consideration.

A breakdown of the individual and collective ALLL and the corresponding loan balances as of December 31, 2017, follows:

	Allowance			Outstanding
December 31, 2017	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired	Loans		Individually Evaluated for Impairment	Collectively Evaluated for Impairment		Purchased Credit Impaired
in millions
Commercial and Industrial	$6	$520	3	$41,859		$136	$41,640		$83
Commercial real estate:
Commercial mortgage	—	131	2	14,088		12	13,828		248
Construction	—	30	—	1,960		—	1,934		26
Total commercial real estate loans	—	161	2	16,048		12	15,762		274
Commercial lease financing	—	43	—	4,826		—	4,826		—
Total commercial loans	6	724	5	62,733		148	62,228		357
Real estate — residential mortgage	5	2	—	5,483		49	5,079		355
Home equity loans	9	33	1	12,028		117	11,889		22
Consumer direct loans	—	28	—	1,794		4	1,786		4
Credit cards	—	44	—	1,106		2	1,104		—
Consumer indirect loans	3	17	—	3,261		34	3,227		—
Total consumer loans	17	124	1	23,672		206	23,085		381
Total ALLL — continuing operations	23	848	6	86,405		354	85,313		738
Discontinued operations	3	13	—	1,314	(a)	21	1,293	(a)	—
Total ALLL — including discontinued operations	$26	$861	$6	$87,719		$375	$86,606		$738

(a)	Amount includes $2 million of loans carried at fair value that are excluded from ALLL consideration.

The liability for credit losses inherent in unfunded lending-related commitments, such as letters of credit and unfunded loan commitments, is included in “accrued expense and other liabilities” on the balance sheet. We establish the amount of this reserve by considering both historical trends and current market conditions quarterly, or more often if deemed necessary.

Changes in the liability for credit losses on unfunded lending-related commitments are summarized as follows:

	Three months ended March 31,
in millions	2018	2017
Balance at beginning of period	$57	$55
Provision (credit) for losses on lending-related commitments	3	(7)
Balance at end of period	$60	$48

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

We have PCI loans from two separate acquisitions, one in 2012 and one in 2016. The following tables present the roll-forward of the accretable yield and the beginning and ending outstanding unpaid principal balance and carrying amount of all PCI loans for the three months ended March 31, 2018, and the twelve months ended December 31, 2017.

	Three Months Ended March 31,
	2018
in millions	Accretable Yield	Carrying Amount	Outstanding Unpaid Principal Balance
Balance at beginning of period	$131	$738	$803
Additions	—
Accretion	(12)
Net reclassifications from nonaccretable to accretable	22
Payments received, net	(9)
Disposals	—
Balance at end of period	$132	$680	$737

	Twelve Months Ended December 31,
	2017
in millions	Accretable Yield	Carrying Amount	Outstanding Unpaid Principal Balance
Balance at beginning of period	$197	$865	$1,002
Additions	(32)
Accretion	(44)
Net reclassifications from nonaccretable to accretable	15
Payments received, net	(4)
Disposals	(1)
Balance at end of period	$131	$738	$803

5. Fair Value Measurements

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

•
Securities are classified as Level 3 when there is limited activity in the market for a particular instrument. To determine fair value in such cases, depending on the complexity of the valuations required, we use internal models based on certain assumptions or a third-party valuation service. At March 31, 2018, our Level 3 instruments consist of debt securities. Our Corporate Strategy group is responsible for reviewing the valuation model and determining the fair value of these investments on a quarterly basis. The securities are valued using a cash flow analysis of the associated private company issuers. The valuations of the securities are negatively affected by projected net losses of the associated private companies and positively affected by projected net gains.

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

Our direct investments include investments in debt and equity instruments of private companies. In most cases, quoted market prices are not available for our direct investments, and we must perform valuations using other methods. These direct investment valuations are an in-depth analysis of the condition of each investment and are based on the unique facts and circumstances related to each individual investment. There is a certain amount of subjectivity surrounding the valuation of these investments due to the combination of quantitative and qualitative factors that are used in the valuation models. Therefore, these direct investments are classified as Level 3 assets.

Our indirect investments include primary and secondary investments in private equity funds engaged mainly in venture- and growth-oriented investing. These investments do not have readily determinable fair values. Indirect investments are valued using a methodology that is consistent with accounting guidance allowing us to estimate fair value based upon net asset value per share (or its equivalent, such as member units or an ownership interest in partners’ capital to which a proportionate share of net assets is attributed). Under the requirements of the Volcker
Rule, we will be required to dispose of some or all of our indirect investments. On February 14, 2017, Key’s application for an extension to comply with this rule for illiquid funds was approved. Key will retain certain indirect investments until the earlier of the date on which the investment is conformed or is expected to mature, but no later than July 21, 2022; as of March 31, 2018, we have not committed to a plan to sell these investments, therefore, these investments continue to be valued using the net asset value per share methodology.

The following table presents the fair value of our direct and indirect principal investments and related unfunded commitments at March 31, 2018, as well as financial support provided for the three months ended March 31, 2018, and March 31, 2017.

			Financial support provided
			Three months ended March 31,
	March 31, 2018		2018		2017
in millions	Fair Value	Unfunded Commitments	Funded Commitments	Funded Other	Funded Commitments	Funded Other
INVESTMENT TYPE
Direct investments (a)	$12	—	—	—	—	—
Indirect investments (b) (measured at NAV)	114	$29	—	—	$1	—
Total	$126	$29	—	—	$1	—

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

(b)
Our indirect investments consist of buyout funds, venture capital funds, and fund of funds. These investments are generally not redeemable. Instead, distributions are received through the liquidation of the underlying investments of the fund. An investment in any one of these funds typically can be sold only with the approval of the fund’s general partners. We estimate that the underlying investments of the funds will be liquidated over a period of one to six years. The purpose of funding our capital commitments to these investments is to allow the funds to make additional follow-on investments and pay fund expenses until the fund dissolves. We, and all other investors in the fund, are obligated to fund the full amount of our respective capital commitments to the fund based on our and their respective ownership percentages, as noted in the applicable Limited Partnership Agreement.

Other Equity Investments. Our other equity investments are direct investments in equity instruments of private companies. Quoted market prices are not available for these investments and we must perform valuations using other methods in a similar manner to our direct principal investments. There is a certain amount of subjectivity surrounding the valuation of these investments due to the combination of quantitative and qualitative factors that are used in the valuation models. Accordingly, these investments are classified as Level 3 assets.

Loans Held for Sale. As of August 1, 2016, we account for our residential mortgage loans held for sale at fair value on a recurring basis. The election of the fair value option aligns the accounting for the residential mortgages held for sale with the related forward mortgage loan sale commitments.

Residential mortgage loans are valued based on quoted market prices, where available, prices for other traded mortgage loans with similar characteristics, and purchase commitments and bid information received from market participants. The prices are adjusted as necessary to include the embedded servicing value in the loans and to take into consideration the specific characteristics of certain loans that are priced based on the pricing of similar loans. These adjustments represent unobservable inputs to the valuation, but are not considered significant given the relative insensitivity of the fair value of the loans when changes are made to these inputs. Accordingly, the majority of residential mortgage loans held for sale are classified as Level 2. Our residential mortgage activity also includes temporarily unsalable residential mortgage loans that are included in “Loans, net of unearned income” and loans with salability issues included in “Loans held for sale” on the balance sheet.  These loans have an origination defect that makes them temporarily unable to be sold into the performing loan sales market. Because transaction details regarding sales of this type of loan are often unavailable, unobservable bid information from brokers and investors is heavily relied upon. Accordingly, based on the significance of unobservable inputs, these loans are classified as Level 3.

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

We have several customized derivative instruments and risk participations that are classified as Level 3 instruments. These derivative positions are priced monthly by our MRM group using a model acquired from a third party that employs a credit valuation adjustment methodology. The model utilizes inputs consisting of available market data, including bond spreads and asset values, as well as unobservable, internally derived assumptions, such as loss probabilities and internal risk ratings of customers. Swap details with the customer and our related participation percentage, if applicable, are obtained from our derivatives accounting system. Applicable customer rating information is obtained from the relevant loan system and represents an unobservable input to this valuation process. In summary, the fair value represents an estimate of the amount that the risk participation counterparty would need to pay/receive as of the measurement date based on the probability of customer default on the swap transaction and the fair value of the underlying customer swap. Therefore, a higher loss probability and a lower credit rating would negatively affect the fair value of the risk participations and a lower loss probability and higher credit rating would positively affect the fair value of the risk participations.

We use interest rate lock commitments for our residential mortgage business. These instruments are accounted for as derivatives and valued using models containing unobservable significant inputs. For valuation purposes, the loan amount associated with each interest rate lock commitment is adjusted by its modeled pull through (an unobservable input) defined as the percentage of loans that will close prior to the expiration of the rate lock commitment, as adjusted for approved changes to the terms. Based on the significance of unobservable inputs, these instruments are classified as Level 3.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are measured at fair value on a recurring basis in accordance with GAAP. The following tables present these assets and liabilities at March 31, 2018, and December 31, 2017.

March 31, 2018	Level 1	Level 2	Level 3	Total
in millions
ASSETS MEASURED ON A RECURRING BASIS
Trading account assets:
U.S. Treasury, agencies and corporations	—	$500	—	$500
States and political subdivisions	—	81	—	81
Other mortgage-backed securities	—	118	—	118
Other securities	—	59	—	59
Total trading account securities	—	758	—	758
Commercial loans	—	11	—	11
Total trading account assets	—	769	—	769
Securities available for sale:
U.S. Treasury, agencies and corporations	—	146	—	146
States and political subdivisions	—	9	—	9
Agency residential collateralized mortgage obligations	—	14,566	—	14,566
Agency residential mortgage-backed securities	—	1,341	—	1,341
Agency commercial mortgage-backed securities	—	1,806	—	1,806
Other securities	—	—	$20	20
Total securities available for sale	—	17,868	20	17,888
Other investments:
Principal investments:
Direct	—	—	12	12
Indirect (measured at NAV) (a)	—	—	—	114
Total principal investments	—	—	12	126
Equity investments:
Direct	—	—	7	7
Direct (measured at NAV) (a)	—	—	—	1
Total equity investments	—	—	7	8
Total other investments	—	—	19	134
Loans, net of unearned income	—	—	2	2
Loans held for sale	—	46	1	47
Derivative assets:
Interest rate	—	361	4	365
Foreign exchange	$82	40	—	122
Commodity	—	345	—	345
Credit	—	—	—	—
Other	—	3	3	6
Derivative assets	82	749	7	838
Netting adjustments (b)	—	—	—	(207)
Total derivative assets	82	749	7	631
Accrued income and other assets	—	—	—	—
Total assets on a recurring basis at fair value	$82	$19,432	$49	$19,471
LIABILITIES MEASURED ON A RECURRING BASIS
Bank notes and other short-term borrowings:
Short positions	$92	$541	—	$633
Derivative liabilities:
Interest rate	—	388	—	388
Foreign exchange	78	37	—	115
Commodity	—	334	—	334
Credit	—	3	—	3
Other	—	18	—	18
Derivative liabilities	78	780	—	858
Netting adjustments (b)	—	—	—	(483)
Total derivative liabilities	78	780	—	375
Accrued expense and other liabilities	—	—	—	—
Total liabilities on a recurring basis at fair value	$170	$1,321	—	$1,008

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

Changes in Level 3 Fair Value Measurements

The following table shows the components of the change in the fair values of our Level 3 financial instruments for the three months ended March 31, 2018, and March 31, 2017. We mitigate the credit risk, interest rate risk, and risk of loss related to many of these Level 3 instruments by using securities and derivative positions classified as Level 1 or Level 2. Level 1 and Level 2 instruments are not included in the following table, therefore, the gains or losses shown do not include the impact of our risk management activities.

in millions	Beginning of Period Balance	Gains (Losses) Included in Other Comprehensive Income	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers Other	Transfers into Level 3 (a)		Transfers out of Level 3 (a)		End of Period Balance (f)	Unrealized Gains (Losses) Included in Earnings
Three months ended March 31, 2018
Securities available for sale
Other securities	$20	$—	—		—	—	—	—	—		—		$20	—
Other investments
Principal investments
Direct	13	—	$(1)	(b)	—	—	—	—	—		—		12	$(1)	(b)
Equity investments
Direct	3	—	—		—	—	—	—	$4		—		7	—
Loans held for sale	1	—	—		—	—	—	—	—		—		1	—
Loans held for investment	2	—	—		—	—	—	—	—		—		2	—
Derivative instruments (c)
Interest rate	9	—	(1)	(d)	—	—	—	—	1	(e)	$(5)	(e)	4	—
Credit	1	—	(5)	(d)	—	—	$4	—	—		—		—	—
Other (f)	3	—	—		—	—	—	—	—		—		3	—

in millions	Beginning of Period Balance	Gains (Losses) Included in Other Comprehensive Income	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers Other	Transfers into Level 3 (a)		Transfers out of Level 3 (a)		End of Period Balance	Unrealized Gains (Losses) Included in Earnings
Three months ended March 31, 2017
Securities available for sale
Other securities	$17	—	—		—	—	—	—	—		—		$17	—
Other investments
Principal investments
Direct	27	$—	$(2)	(b)	—	$(4)	—	—	—		—		21	$(6)	(b)
Derivative instruments (c)
Interest rate	7	—	—		—	—	—	—	$1	(e)	$(3)	(e)	5	—
Credit	1	—	(3)	(d)	—	—	$3	—	—		—		1	—
Other (g)	2	—	—		—	—	—	$2	—		—		4	—

(a)	Our policy is to recognize transfers into and transfers out of Level 3 as of the end of the reporting period.

(b)	Realized and unrealized gains and losses on principal investments are reported in “other income” on the income statement.

(c)	Amounts represent Level 3 derivative assets less Level 3 derivative liabilities.

(d)	Realized and unrealized gains and losses on derivative instruments are reported in “corporate services income” and “other income” on the income statement.

(e)
Certain derivatives previously classified as Level 2 were transferred to Level 3 because Level 3 unobservable inputs became significant. Certain derivatives previously classified as Level 3 were transferred to Level 2 because Level 3 unobservable inputs became less significant.

(f)	Amounts represent Level 3 interest rate lock commitments.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in accordance with GAAP. The adjustments to fair value generally result from the application of accounting guidance that requires assets and liabilities to be recorded at the lower of cost or fair value, or assessed for impairment. There were no liabilities measured at fair value on a nonrecurring basis at March 31, 2018, and December 31, 2017. The following table presents our assets measured at fair value on a nonrecurring basis at March 31, 2018, and December 31, 2017:

	March 31, 2018				December 31, 2017
in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3		Total
ASSETS MEASURED ON A NONRECURRING BASIS
Impaired loans	—	$3	—	$3	—	—	$9		$9
Accrued income and other assets	—	—	$7	7	—	$5	133	(a)	138
Total assets on a nonrecurring basis at fair value	—	$3	$7	$10	—	$5	$142		$147

(a)
At December 31, 2017, we recorded $31 million of impairment related to $119 million of LIHTC and Historic Tax Credit investments impacted by the enactment of the TCJ Act. Refer to the “LIHTC and Historic Tax Credit Investments” section below for a description of the valuation technique and inputs applied for this fair value measurement.

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

Commercial loans held for sale. Through a quarterly analysis of our loan portfolios held for sale, which include both performing and nonperforming commercial loans, we determine any adjustments necessary to record the portfolios at the lower of cost or fair value in accordance with GAAP. Our analysis concluded that there were no commercial loans held for sale adjusted to fair value at March 31, 2018, and December 31, 2017.

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

Other Equity Investments. We have other investments in equity securities that do not have readily determinable fair values and do not qualify for the practical expedient to measure the investment using a net asset value per share. We have elected to measure these securities at cost less impairment plus or minus adjustments due to observable orderly transactions. At each reporting period, we assess if these investments continue to qualify for this measurement alternative. At March 31, 2018, the carrying amount of equity investments recorded under this method was $95 million. No impairment was recorded for the three months ended March 31, 2018. Impairment is recorded when there is evidence that the expected fair value of the investment has declined to below the recorded cost.

Quantitative Information about Level 3 Fair Value Measurements

The range and weighted average of the significant unobservable inputs used to fair value our material Level 3 recurring and nonrecurring assets at March 31, 2018, and December 31, 2017, along with the valuation techniques used, are shown in the following table:

March 31, 2018	Fair Value of Level 3 Assets	Valuation Technique	Significant Unobservable Input	Weighted Average
dollars in millions
Recurring
Other investments — principal investments — direct:	$12	Individual analysis of the condition of each investment
Debt instruments			EBITDA multiple	6.00
Equity instruments of private companies			EBITDA multiple	6.00
Nonrecurring
Impaired loans	—	Fair value of underlying collateral	Discount	N/A

December 31, 2017	Fair Value of Level 3 Assets	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
dollars in millions
Recurring
Other investments — principal investments — direct:	$13	Individual analysis of the condition of each investment
Debt instruments			EBITDA multiple	N/A (6.00)
Equity instruments of private companies			EBITDA multiple	N/A (6.00)
Nonrecurring
Impaired loans	9	Fair value of underlying collateral	Discount	00.00 - 50.00% (23.00%)

Fair Value Disclosures of Financial Instruments

The levels in the fair value hierarchy ascribed to our financial instruments and the related carrying amounts at March 31, 2018, and December 31, 2017, are shown in the following tables. Assets and liabilities are further arranged by measurement category.

	March 31, 2018
		Fair Value
in millions	Carrying Amount	Level 1	Level 2	Level 3	Measured at NAV	Netting Adjustment		Total
ASSETS (by measurement category)
Fair value - net income
Trading account assets (b)	$769	—	$769	—	—	—		$769
Other investments (b)	715	—	—	$600	$115	—		715
Loans, net of unearned income (d)	2	—	—	2	—	—		2
Loans held for sale (b)	47	—	46	1	—	—		47
Derivative assets - trading (b)	603	$81	710	7	—	$(195)	(f)	603
Fair value - OCI
Securities available for sale (b)	17,888	—	17,868	$20	—	—		17,888
Derivative assets - hedging (b)	28	1	39	—	—	(12)	(f)	28
Amortized cost
Held-to-maturity securities (c)	12,189	—	11,729	—	—	—		11,729
Loans, net of unearned income (d)	87,206	—	—	85,166	—	—		85,166
Loans held for sale (b)	1,620	—	—	1,620	—	—		1,620
Other
Cash and short-term investments (a)	2,287	2,287	—	—	—	—		2,287
LIABILITIES (by measurement category)
Fair value - net income
Derivative liabilities - trading (b)	$371	$74	$778	—	—	$(481)	(f)	$371
Fair value - OCI
Derivative liabilities - hedging (b)	4	4	2	—	—	(2)	(f)	4
Amortized cost
Time deposits (e)	12,223	—	12,285	—	—	—		12,285
Short-term borrowings (a)	1,749	$92	1,657	—	—	—		1,749
Long-term debt (e)	13,749	12,176	1,690	—	—	—		13,866
Other
Deposits with no stated maturity (a)	92,528	—	92,528	—	—	—		93,588

	December 31, 2017
		Fair Value
in millions	Carrying Amount	Level 1	Level 2	Level 3	Measured at NAV	Netting Adjustment		Total
ASSETS (by measurement category)
Fair value - net income
Trading account assets (b)	$836	—	$836	—	—	—		$836
Other investments (b)	726	—	4	$598	$124	—		726
Loans, net of unearned income (d)	2	—	—	2	—	—		2
Loans held for sale (b)	71	—	70	1	—	—		71
Derivative assets - trading (b)	681	$99	918	13	—	$(349)	(f)	681
Fair value - OCI
Securities available for sale (b)	18,139	—	18,119	20	—	—		18,139
Derivative assets - hedging (b)	(12)	1	81	—	—	(94)	(f)	(12)
Amortized cost
Held-to-maturity securities (c)	11,830	—	11,565	—	—	—		11,565
Loans, net of unearned income (d)	85,526	—	—	84,003	—	—		84,003
Loans held for sale (b)	1,036	—	—	1,036	—	—		1,036
Other
Cash and short-term investments (a)	5,118	5,118	—	—	—	—		5,118
LIABILITIES (by measurement category)
Fair value - net income
Derivative liabilities - trading (b)	$289	$94	$763	—	—	$(568)	(f)	$289
Fair value - OCI
Derivative liabilities - hedging (b)	2	4	46	—	—	(48)	(f)	2
Amortized cost
Time deposits (e)	11,647	—	11,750	—	—	—		11,750
Short-term borrowings (a)	1,011	72	939	—	—	—		1,011
Long-term debt (e)	14,333	13,407	$1,219	—	—	—		14,626
Other
Deposits with no stated maturity (a)	93,588	—	93,588	—	—	—		93,588
Valuation Methods and Assumptions

(a)	Fair value equals or approximates carrying amount. The fair value of deposits with no stated maturity does not take into consideration the value ascribed to core deposit intangibles.

(b)
Information pertaining to our methodology for measuring the fair values of these assets and liabilities is included in the sections entitled “Qualitative Disclosures of Valuation Techniques” and “Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis” in this Note. Investments accounted for under the cost method (or cost less impairment adjusted for observable price changes for certain equity investments) are classified as Level 3 assets. These investments are not actively traded in an open market as sales for these types of investments are rare. The carrying amount of the investments carried at cost are adjusted for declines in value if they are considered to be other-than-temporary (or due to observable orderly transactions of the same issuer for equity investments eligible for the cost less impairment measurement alternative). These adjustments are included in “other income” on the income statement.

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

We determine fair value based on assumptions pertaining to the factors that a market participant would consider in valuing the asset. A substantial portion of our fair value adjustments are related to liquidity. During 2017 and the first quarter of 2018, the fair values of our loan portfolios generally remained stable, primarily due to increasing liquidity in the loan markets. If we were to use different assumptions, the fair values shown in the preceding table could change. Also, because the applicable accounting guidance for financial instruments excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements, the fair value amounts shown in the table above do not, by themselves, represent the underlying value of our company as a whole.

Education lending business. The discontinued education lending business consists of loans in portfolio recorded at carrying value with appropriate valuation reserves, and loans in portfolio recorded at fair value. All of these loans were excluded from the table above as follows:

•	Loans at carrying value, net of allowance, of $1.2 billion ($1.1 billion at fair value) at March 31, 2018, and $1.3 billion ($1.1 billion at fair value) at December 31, 2017;

•	Portfolio loans at fair value of $2 million at March 31, 2018, and $2 million at December 31, 2017.

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

	March 31, 2018
in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies, and corporations	$151	—	$5	$146
States and political subdivisions	9	—	—	9
Agency residential collateralized mortgage obligations	15,037	$7	478	14,566
Agency residential mortgage-backed securities	1,376	2	37	1,341
Agency commercial mortgage-backed securities	1,902	—	96	1,806
Other securities	17	3	—	20
Total securities available for sale	$18,492	$12	$616	$17,888
HELD-TO-MATURITY SECURITIES
Agency residential collateralized mortgage obligations	$7,952	1	$331	$7,622
Agency residential mortgage-backed securities	554	$—	16	538
Agency commercial mortgage-backed securities	3,668	—	114	3,554
Other securities	15	—	—	15
Total held-to-maturity securities	$12,189	$1	$461	$11,729

	December 31, 2017
in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies, and corporations	$159	—	$2	$157
States and political subdivisions	9	—	—	9
Agency residential collateralized mortgage obligations	14,985	$10	335	14,660
Agency residential mortgage-backed securities	1,456	3	20	1,439
Agency commercial mortgage-backed securities	1,920	—	66	1,854
Other securities	17	3	—	20
Total securities available for sale	$18,546	$16	$423	$18,139
HELD-TO-MATURITY SECURITIES
Agency residential collateralized mortgage obligations	$8,055	$—	$224	$7,831
Agency residential mortgage-backed securities	574	1	4	571
Agency commercial mortgage-backed securities	3,186	6	44	3,148
Other securities	15	—	—	15
Total held-to-maturity securities	$11,830	$7	$272	$11,565

The following table summarizes our securities that were in an unrealized loss position as of March 31, 2018, and December 31, 2017.

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2018
Securities available for sale:
U.S Treasury, agencies, and corporations	$40	$1	$106	$4	$146	$5
Agency residential collateralized mortgage obligations	5,974	125	7,025	353	12,999	478
Agency residential mortgage-backed securities	618	14	667	23	1,285	37
Agency commercial mortgage-backed securities	194	7	1,611	89	1,805	96
Held-to-maturity securities:
Agency residential collateralized mortgage obligations	2,137	56	5,319	275	7,456	331
Agency residential mortgage-backed securities	345	9	193	7	538	16
Agency commercial mortgage-backed securities	3,071	71	484	43	3,555	114
Other securities (a)	2	—	—	—	2	—
Total temporarily impaired securities	$12,381	$283	$15,405	$794	$27,786	$1,077
December 31, 2017
Securities available for sale:
U.S. Treasury, agencies, and corporations	$41	$—	116	2	$157	$2
Agency residential collateralized mortgage obligations	6,153	74	$7,270	$261	13,423	335
Agency residential mortgage-backed securities	666	7	702	13	1,368	20
Agency commercial mortgage-backed securities	205	4	1,649	62	1,854	66
Held-to-maturity securities:
Agency residential collateralized mortgage obligations	2,201	27	5,599	197	7,800	224
Agency residential mortgage-backed securities	252	1	206	3	458	4
Agency commercial mortgage-backed securities	1,470	12	495	32	1,965	44
Other securities (a)	3	—	4	—	7	—
Total temporarily impaired securities	$10,991	$125	$16,041	$570	$27,032	$695

(a)	Gross unrealized losses totaled less than $1 million for other securities held-to maturity at March 31, 2018 and December 31, 2017.

At March 31, 2018, we had $478 million of gross unrealized losses related to 457 fixed-rate agency residential CMOs that we invested in as part of our overall A/LM strategy. These securities had a weighted-average maturity of 4.54 years at March 31, 2018. At March 31, 2018, we also had $37 million of gross unrealized losses related to 262 agency residential mortgage-backed securities positions and $96 million of gross unrealized losses related to 14 agency commercial mortgage backed securities positions with weighted-average maturities of 3.92 years and 4.12 years, respectively. Because these securities have a fixed interest rate, their fair value is sensitive to movements in market interest rates. These unrealized losses are considered temporary since we expect to collect all contractually due amounts from these securities. Accordingly, these investments were reduced to their fair value through OCI, not through earnings.

We regularly assess our securities portfolio for OTTI. The assessments are based on the nature of the securities, the underlying collateral, the financial condition of the issuer, the extent and duration of the loss, our intent related to the individual securities, and the likelihood that we will have to sell securities prior to expected recovery. As shown in the following table, we did not have any impairment losses recognized in earnings for the three months ended March 31, 2018, and March 31, 2017.

Three months ended March 31, 2018
in millions
Balance at December 31, 2017	$4
Impairment recognized in earnings	—
Balance at March 31, 2018	$4

At March 31, 2018, securities available for sale and held-to-maturity securities totaling $9.0 billion were pledged to secure securities sold under repurchase agreements, to secure public and trust deposits, to facilitate access to secured funding, and for other purposes required or permitted by law.

The following table shows our securities by remaining maturity. CMOs and other mortgage-backed securities available for sale portfolio and held-to-maturity portfolio are presented based on their expected average lives. The remaining securities, in both the available-for-sale and held-to-maturity portfolios, are presented based on their remaining contractual maturity. Actual maturities may differ from expected or contractual maturities since borrowers have the right to prepay obligations with or without prepayment penalties.

	Securities Available for Sale		Held to Maturity Securities
March 31, 2018	Amortized Cost	Fair Value	Amortized Cost	Fair Value
in millions
Due in one year or less	$132	$132	$47	$46
Due after one through five years	12,901	12,459	6,262	6,059
Due after five through ten years	5,446	5,284	5,620	5,388
Due after ten years	13	13	260	236
Total	$18,492	$17,888	$12,189	$11,729

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

At March 31, 2018, after taking into account the effects of bilateral collateral and master netting agreements, we had $28 million of derivative assets and $4 million of derivative liabilities that relate to contracts entered into for hedging purposes. As of the same date, after taking into account the effects of bilateral collateral and master netting agreements and a reserve for potential future losses, we had derivative assets of $603 million and derivative liabilities of $371 million that were not designated as hedging instruments. These positions are primarily comprised of derivative contracts entered into for client accommodation purposes.

Additional information regarding our accounting policies for derivatives is provided in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Derivatives and Hedging” beginning on page 105 of our 2017 Form 10-K

Derivatives Designated in Hedge Relationships

Net interest income and the EVE change in response to changes in the mix of assets, liabilities, and off-balance sheet instruments and the associated interest rates tied to each instrument. In addition, differences in the repricing and maturity characteristics of interest-earning assets and interest-bearing liabilities cause net interest income and the EVE to fluctuate. We utilize derivatives that have been designated as part of a hedge relationship in accordance with the applicable accounting guidance to manage net interest income and EVE to within our stated risk tolerances. The primary derivative instruments used to manage interest rate risk are interest rate swaps.

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

We use foreign currency forward transactions to hedge the foreign currency exposure of our net investment in various foreign equipment finance entities. These entities are denominated in a non-U.S. currency. These forward transactions are designated as net investment hedges to mitigate the exposure of measuring the net investment at the spot foreign exchange rate.

Derivatives Not Designated in Hedge Relationships

We may enter into interest rate swap contracts to manage economic risks, but do not designate the instruments in hedge relationships. Excluding contracts addressing customer exposures, the amount of derivatives hedging risks on an economic basis at March 31, 2018, was not significant.

Like other financial services institutions, we originate loans and extend credit, both of which expose us to credit risk. We actively manage our overall loan portfolio and the associated credit risk in a manner consistent with asset quality objectives and concentration risk tolerances to mitigate portfolio credit risk. Purchasing credit protection through default swaps enables us to transfer to a third party a portion of the credit risk associated with a particular extension of credit, including situations where there is a forecast sale of loans. We purchase credit default swaps to reduce the credit risk associated with the debt securities held in our trading portfolio.

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

Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments

The following table summarizes the fair values of our derivative instruments on a gross and net basis as of March 31, 2018, and December 31, 2017. The change in the notional amounts of these derivatives by type from December 31, 2017, to March 31, 2018, indicates the volume of our derivative transaction activity during the first three months of 2018. The notional amounts are not affected by bilateral collateral and master netting agreements. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements, but after the variation margin payments with central clearing organizations have been applied as settlement, as applicable. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Where master netting agreements are not in effect or are not enforceable under bankruptcy laws, we do not adjust those derivative assets and liabilities with counterparties. Securities collateral related to legally enforceable master netting agreements is not offset on the balance sheet. Our derivative instruments are included in “accrued income and other assets” or “accrued expenses and other liabilities” on the balance sheet, as follows:

	March 31, 2018			December 31, 2017
		Fair Value			Fair Value
in millions	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate	$27,906	$39	$2	$26,176	$81	$46
Foreign exchange	281	1	4	302	1	4
Total	28,187	40	6	26,478	82	50
Derivatives not designated as hedging instruments:
Interest rate	64,935	326	386	61,390	641	474
Foreign exchange	8,458	121	111	8,317	129	120
Commodity	1,902	345	334	1,687	255	246
Credit	351	—	3	315	1	4
Other (a)	1,944	6	18	2,006	4	13
Total	77,590	798	852	73,715	1,030	857
Netting adjustments (b)	—	(207)	(483)	—	(443)	(616)
Net derivatives in the balance sheet	105,777	631	375	100,193	669	291
Other collateral (c)	—	(2)	(69)	—	(5)	(84)
Net derivative amounts	$105,777	$629	$306	$100,193	$664	$207

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

Fair value hedges. During the three-month period ended March 31, 2018, we did not exclude any portion of these hedging instruments from the assessment of hedge effectiveness.

The following table summarizes the amounts that were recorded on the balance sheet as of March 31, 2018 related to cumulative basis adjustments for fair value hedges.

	March 31, 2018
in millions	Balance sheet line item in which the hedge item is included	Carrying amount of hedged item (a)	Hedge accounting basis adjustment (b)
Interest rate contracts	Long-term debt	$9,106	(82)

(a)	The carrying amount represents the portion of the liability designated as the hedged item.

(b)	Basis adjustment includes $11 million related to de-designated hedged items no longer in qualifying fair value hedging relationships.

Cash flow hedges. During the three-month period ended March 31, 2018, we did not exclude any portion of these hedging instruments from the assessment of hedge effectiveness.

Considering the interest rates, yield curves, and notional amounts as of March 31, 2018, we would expect to reclassify an estimated $55 million of after-tax net gains on derivative instruments designated as cash flow hedges from AOCI to income during the next 12 months. In addition, we expect to reclassify approximately $3 million of net losses related to terminated cash flow hedges from AOCI to income during the next 12 months. As of March 31, 2018, the maximum length of time over which we hedge forecast transactions is 10 years.

The following table summarizes the effect of fair value and cash flow hedge accounting on the income statement for the three month periods ended March 31, 2018, and March 31, 2017.

	Location and amount of net gains (losses) recognized in income on fair value and cash flow hedging relationships (a)
in millions	Interest expense – long-term debt	Interest income – loans	Other income
Three months ended March 31, 2018
Total amounts presented in the consolidated statement of income	$(92)	$940	$21

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	71	—	—
Recognized on derivatives designated as hedging instruments	(69)	—	—
Net income (expense) recognized on fair value hedges	2	—	—
Net gain (loss) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	(1)	(2)	—
Net income (expense) recognized on cash flow hedges	$(1)	$(2)	—

Three months ended March 31, 2017
Total amounts presented in the consolidated statement of income	$(68)	$877	$32

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	—	—	35
Recognized on derivatives designated as hedging instruments	18	—	(35)
Net income (expense) recognized on fair value hedges	18	—	—
Net gain (loss) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	(1)	15	—
Gains (losses) (before tax) recognized in income for hedge ineffectiveness	—	—	—
Net income (expense) recognized on cash flow hedges	$(1)	$15	—

(a)	Prior period gain or loss amounts were not restated to conform to the new hedge accounting guidance adopted in 2017.

Net investment hedges. We enter into foreign currency forward contracts to hedge our exposure to changes in the carrying value of our investments as a result of changes in the related foreign exchange rates. At March 31, 2018, AOCI reflected unrecognized, after-tax gains totaling $37 million related to cumulative changes in the fair value of our net investment hedges, which offset the unrecognized, after-tax foreign currency losses on net investment balances. We did not exclude any portion of our hedging instruments from the assessment of hedge effectiveness during the three-month period ended March 31, 2018.

The following table summarizes the pre-tax net gains (losses) on our cash flow and net investment hedges for the three-month periods ended March 31, 2018, and March 31, 2017, and where they are recorded on the income statement. The table includes net gains (losses) recognized in OCI during the period and net gains (losses) reclassified from OCI into income during the current period.

in millions	Net Gains (Losses) Recognized in OCI	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income	Net Gains (Losses) Reclassified From OCI Into Income(a)	Net Gains (Losses) Recognized in Other Income(a)
Three months ended March 31, 2018
Cash Flow Hedges
Interest rate	$(88)	Interest income — Loans	$(2)	$—
Interest rate	2	Interest expense — Long-term debt	(1)	—
Net Investment Hedges
Foreign exchange contracts	—	Other Income	—	—
Total	$(86)		$(3)	$—
Three months ended March 31, 2017
Cash Flow Hedges
Interest rate	$(22)	Interest income — Loans	$15	$—
Interest rate	—	Interest expense — Long-term debt	(1)	—
Net Investment Hedges
Foreign exchange contracts	(3)	Other Income	—	—
Total	$(25)		$14	$—

(a)	Prior period gain or loss amounts were not restated to conform to the new hedge accounting guidance adopted in 2017.

Nonhedging instruments

The following table summarizes the pre-tax net gains (losses) on our derivatives that are not designated as hedging instruments for the three-month periods ended March 31, 2018, and March 31, 2017, and where they are recorded on the income statement.

	Three months ended March 31, 2018				Three months ended March 31, 2017
in millions	Corporate services income	Consumer mortgage income	Other income	Total	Corporate services income	Consumer mortgage income	Other income	Total
NET GAINS (LOSSES)
Interest rate	$9	$—	$2	$11	$6	—	$(1)	$5
Foreign exchange	11	—	—	11	11	—	—	11
Commodity	3	—	—	3	2	—	—	2
Credit	2	—	(5)	(3)	1	—	(5)	(4)
Other	—	—	(4)	(4)	—	$(1)	(1)	(2)
Total net gains (losses)	$25	$—	$(7)	$18	$20	$(1)	$(7)	$12

Counterparty Credit Risk

Like other financial instruments, derivatives contain an element of credit risk. This risk is measured as the expected positive replacement value of the contracts. We use several means to mitigate and manage exposure to credit risk on derivative contracts. We enter into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with a single counterparty in the event of default. Additionally, we monitor counterparty credit risk exposure on each contract to determine appropriate limits on our total credit exposure across all product types. We review our collateral positions on a daily basis and exchange collateral with our counterparties in accordance with standard ISDA documentation, central clearing rules, and other related agreements. We hold collateral in the form of cash and highly rated securities issued by the U.S. Treasury, government-sponsored enterprises, or GNMA. Cash collateral of $105 million was included in derivative assets on the balance sheet at March 31, 2018, compared to $23 million of cash collateral netted against derivative assets at December 31, 2017. The cash collateral netted against derivative liabilities totaled $171 million at March 31, 2018, and $150 million at December 31, 2017.

The following table summarizes the fair value of our derivative assets by type at the dates indicated. These assets represent our gross exposure to potential loss after taking into account the effects of bilateral collateral and master netting agreements and other means used to mitigate risk.

in millions	March 31, 2018	December 31, 2017
Interest rate	$241	$401
Foreign exchange	74	77
Commodity	205	163
Credit	—	1
Other	6	4
Derivative assets before collateral	526	646
Less: Related collateral	(105)	(23)
Total derivative assets	$631	$669

We enter into derivative transactions with two primary groups: broker-dealers and banks, and clients. Given that these groups have different economic characteristics, we have different methods for managing counterparty credit exposure and credit risk.

We enter into transactions with broker-dealers and banks for various risk management purposes. These types of transactions are generally high dollar volume. We generally enter into bilateral collateral and master netting agreements with these counterparties. We clear certain types of derivative transactions with these counterparties, whereby central clearing organizations become the counterparties to our derivative contracts. In addition, we enter into derivative contracts through swap execution facilities. Swap clearing and swap execution facilities reduce our exposure to counterparty credit risk. At March 31, 2018, we had gross exposure of $103 million to broker-dealers and banks. We had net exposure of $192 million after the application of master netting agreements and cash collateral, where such qualifying agreements exist. We had net exposure of $181 million after considering $11 million of additional collateral held in the form of securities.

We enter into transactions with clients to accommodate their business needs. These types of transactions are generally low dollar volume. We generally enter into master netting agreements with these counterparties. In addition, we mitigate our overall portfolio exposure and market risk by buying and selling U.S. Treasuries and Eurodollar futures and entering into offsetting positions and other derivative contracts, sometimes with entities other than broker-dealers and banks. Due to the smaller size and magnitude of the individual contracts with clients, we generally do not exchange collateral in connection with these derivative transactions. To address the risk of default associated with the uncollateralized contracts, we have established a credit valuation adjustment (included in “accrued income and other assets”) in the amount of $4 million at March 31, 2018, which we estimate to be the potential future losses on amounts due from client counterparties in the event of default. At March 31, 2018, we had gross exposure of $515 million to client counterparties and other entities that are not broker-dealers or banks for derivatives that have associated master netting agreements. We had net exposure of $439 million on our derivatives with these counterparties after the application of master netting agreements, collateral, and the related reserve.

Credit Derivatives

We are a buyer and, under limited circumstances, may be a seller of credit protection through the credit derivative market. We purchase credit derivatives to manage the credit risk associated with swap obligations as well as exposures to debt securities.

The following table summarizes the fair value of our credit derivatives purchased and sold by type as of March 31, 2018, and December 31, 2017. The fair value of credit derivatives presented below does not take into account the effects of bilateral collateral or master netting agreements.

	March 31, 2018			December 31, 2017
in millions	Purchased	Sold	Net	Purchased	Sold	Net
Single-name credit default swaps	$(1)	—	$(1)	$(1)	—	$(1)
Traded credit default swap indices	(1)	—	(1)	(2)	—	(2)
Other	—	(1)	(1)	—	—	—
Total credit derivatives	$(2)	(1)	$(3)	$(3)	—	$(3)

The majority of transactions represented by the “other” category shown in the above table consist of risk participation agreements. In risk participation agreements, the lead participant has a swap agreement with a customer. The lead participant (purchaser of protection) then enters into a risk participation agreement with a counterparty (seller of protection), under which the counterparty receives a fee to accept a portion of the lead participant’s credit risk. If the customer defaults on the swap contract, the counterparty to the risk participation agreement must reimburse the lead participant for the counterparty’s percentage of the positive fair value of the customer swap as of the default date. If the customer swap has a negative fair value, the counterparty has no reimbursement requirements. If the customer defaults on the swap contract and the seller fulfills its payment obligations under the risk participation agreement, the seller is entitled to a pro rata share of the lead participant’s claims against the customer under the terms of the swap agreement. In a credit default swap option we are given the right, but not the obligation, to purchase credit protection on a stated entity for a specified period of time.

The following table provides information on the types of credit derivatives sold by us and held on the balance sheet at March 31, 2018, and December 31, 2017. The notional amount represents the maximum amount that the seller could be required to pay. The payment/performance risk assessment is based on the default probabilities for the underlying reference entities’ debt obligations using a Moody’s credit ratings matrix known as Moody’s “Idealized” Cumulative Default Rates. The payment/performance risk shown in the table represents a weighted-average of the default probabilities for all reference entities in the respective portfolios. These default probabilities are directly correlated to the probability that we will have to make a payment under the credit derivative contracts.

	March 31, 2018			December 31, 2017
dollars in millions	Notional Amount	Average Term (Years)	Payment / Performance Risk	Notional Amount	Average Term (Years)	Payment / Performance Risk
Other	$33	11.07	7.20%	$15	3.08	6.64%
Total credit derivatives sold	$33	—	—	$15	—	—

Credit Risk Contingent Features

We have entered into certain derivative contracts that require us to post collateral to the counterparties when these contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to our long-term senior unsecured credit ratings with Moody’s and S&P. Collateral requirements also are based on minimum transfer amounts, which are specific to each Credit Support Annex (a component of the ISDA Master Agreement) that we have signed with the counterparties. In a limited number of instances, counterparties have the right to terminate their ISDA Master Agreements with us if our ratings fall below a certain level, usually investment-grade level (i.e., “Baa3” for Moody’s and “BBB-” for S&P). At March 31, 2018, KeyBank’s rating was “A3” with Moody’s and “A-” with S&P, and KeyCorp’s rating was “Baa1” with Moody’s and “BBB+” with S&P. As of March 31, 2018, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our ratings) held by KeyBank that were in a net liability position totaled $235 million, which was comprised of $189 million in derivative assets and $424 million in derivative liabilities. We had $228 million in cash and securities collateral posted to cover those positions as of March 31, 2018. There were no derivative contracts with credit risk contingent features held by KeyCorp at March 31, 2018.

The following table summarizes the additional cash and securities collateral that KeyBank would have been required to deliver under the ISDA Master Agreements had the credit risk contingent features been triggered for the derivative contracts in a net liability position as of March 31, 2018, and December 31, 2017. The additional collateral amounts were calculated based on scenarios under which KeyBank’s ratings are downgraded one, two, or three ratings as of March 31, 2018, and December 31, 2017, and take into account all collateral already posted. A similar calculation was performed for KeyCorp, and no additional collateral would have been required as of December 31, 2017. For more information about the credit ratings for KeyBank and KeyCorp, see the discussion under the heading “Factors affecting liquidity” in the section entitled “Liquidity risk management” in Item 2 of this report.

	March 31, 2018		December 31, 2017
in millions	Moody’s	S&P	Moody’s	S&P
KeyBank’s long-term senior unsecured credit ratings	A3	A-	A3	A-
One rating downgrade	$2	$2	$2	$2
Two rating downgrades	2	2	2	2
Three rating downgrades	2	2	2	2

KeyBank’s long-term senior unsecured credit rating was four ratings above noninvestment grade at Moody’s and S&P as of March 31, 2018, and December 31, 2017. If KeyBank’s ratings had been downgraded below investment grade as of March 31, 2018, or December 31, 2017, payments of up to $3 million and $12 million, respectively, would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted. If KeyCorp’s ratings had been downgraded below investment grade as of March 31, 2018, or December 31, 2017, no payments, respectively, would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted.

8. Mortgage Servicing Assets

We originate and periodically sell commercial and residential mortgage loans but continue to service those loans for the buyers. We also may purchase the right to service commercial mortgage loans for other lenders. We record a servicing asset if we purchase or retain the right to service loans in exchange for servicing fees that exceed the going market servicing rate and are considered more than adequate compensation for servicing. Additional information pertaining to the accounting for mortgage and other servicing assets is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Servicing Assets” beginning on page 106 of our 2017 Form 10-K.

Commercial

Changes in the carrying amount of commercial mortgage servicing assets are summarized as follows:

	Three months ended March 31,
in millions	2018	2017
Balance at beginning of period	$412	$356
Servicing retained from loan sales	27	28
Purchases	21	7
Amortization	(25)	(22)
Balance at end of period	$435	$369
Fair value at end of period	$537	$480

The fair value of commercial mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The range and weighted average of the significant unobservable inputs used to determine the fair value of our commercial mortgage servicing assets at March 31, 2018, and March 31, 2017, along with the valuation techniques, are shown in the following table:

March 31, 2018	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
dollars in millions
Commercial mortgage servicing assets	Discounted cash flow	Expected defaults	1.00 - 3.00% (1.18%)
		Residual cash flows discount rate	7.00 - 15.00% (8.99%)
		Escrow earn rate	2.17 - 3.45% (2.84%)
		Servicing cost	$150 - $38,500 ($1,433)
		Loan assumption rate	0.00 - 2.84% (1.18%)
		Percentage late	0.00 - 2.00% (.23%)

March 31, 2017	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
dollars in millions
Commercial mortgage servicing assets	Discounted cash flow	Expected defaults	1.00 - 3.00% (1.30%)
		Residual cash flows discount rate	7.00 - 15.00% (8.60%)
		Escrow earn rate	1.20 - 3.20% (2.60%)
		Servicing cost	$150 - $38,500 ($1,342)
		Loan assumption rate	0.00 - 3.00% (1.25%)
		Percentage late	0.00 - 2.00% (.31%)

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

The amortization of commercial servicing assets is determined in proportion to, and over the period of, the estimated net servicing income. The amortization of commercial servicing assets for each period, as shown in the table at the beginning of this note, is recorded as a reduction to contractual fee income. The contractual fee income from servicing commercial mortgage loans totaled $42 million for the three-month period ended March 31, 2018, and $38 million for the three-month period ended March 31, 2017. This fee income was offset by $25 million of amortization for the three-month period ended March 31, 2018, and $22 million for the three-month period ended March 31, 2017. Both the contractual fee income and the amortization are recorded, net, in “mortgage servicing fees” on the income statement.

Residential

Changes in the carrying amount of residential mortgage servicing assets are summarized as follows:

	Three months ended March 31,
in millions	2018	2017
Balance at beginning of period	$31	28
Servicing retained from loan sales	2	$2
Purchases	—	—
Amortization	(1)	(1)
Balance at end of period	$32	$29
Fair value at end of period	$42	$35

The fair value of mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The range and weighted-average of the significant unobservable inputs used to fair value our mortgage servicing assets at March 31, 2018, and March 31, 2017, along with the valuation techniques, are shown in the following table:

March 31, 2018	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
dollars in millions
Residential mortgage servicing assets	Discounted cash flow	Prepayment speed	8.37 - 48.63% (9.12%)
		Discount rate	8.50 - 11.00% (8.54%)
		Servicing cost	$76 - $4,385 ($83.05)

March 31, 2017	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
dollars in millions
Residential mortgage servicing assets	Discounted cash flow	Prepayment speed	7.68 - 19.68% (9.24%)
		Discount rate	8.50 - 11.00% (8.55%)
		Servicing cost	$76 - $3,335 ($83.03)

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

The amortization of residential servicing assets is determined in proportion to, and over the period of, the estimated net residential servicing income. The amortization of servicing assets for March 31, 2018, as shown in the table above, is recorded as a reduction to contractual fee income. The contractual fee income from servicing residential mortgage loans totaled $3 million for the three-month periods ended March 31, 2018 and March 31, 2017. This fee income was offset by $1 million of amortization for the three-month periods ended March 31, 2018 and March 31, 2017. Both the contractual fee income and the amortization are recorded, net, in “mortgage servicing fees” on the income statement.

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

Our maximum exposure to loss in connection with these partnerships consists of our unamortized investment balance plus any unfunded equity commitments and tax credits claimed but subject to recapture. We had $1.3 billion of investments in LIHTC operating partnerships at both March 31, 2018, and December 31, 2017. These investments are recorded in “accrued income and other assets” on our balance sheet. We do not have any loss reserves recorded related to these investments because we believe the likelihood of any loss to be remote. For all legally binding, unfunded equity commitments, we increase our recognized investment and recognize a liability. As of March 31, 2018, and December 31, 2017, we had liabilities of $473 million and $476 million, respectively, related to investments in qualified affordable housing projects, which are recorded in “accrued expenses and other liabilities” on our balance sheet. We continue to invest in these LIHTC operating partnerships.

The assets and liabilities presented in the table below convey the size of KCDC’s direct and indirect investments at March 31, 2018, and December 31, 2017. As these investments represent unconsolidated VIEs, the assets and liabilities of the investments themselves are not recorded on our balance sheet.

	Unconsolidated VIEs
in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
March 31, 2018
LIHTC investments	$6,035	$2,938	$1,559
December 31, 2017
LIHTC investments	$6,003	$2,943	$1,561

We amortize our LIHTC investments over the period that we expect to receive the tax benefits. During the first three months of 2018, we recognized $41 million of amortization and $40 million of tax credits associated with these investments within “income taxes” on our income statement. During the first three months of 2017, we recognized $40 million of amortization and $39 million of tax credits associated with these investments within “income taxes” on our income statement.

Principal investments. Through our principal investing entities, we have made investments in private equity funds engaged in venture- and growth-oriented investing. As a limited partner to these funds, we record these investments at fair value and receive distributions from the funds in accordance with the funds’ partnership agreements. We are not the primary beneficiary of these investments as we do not hold the power to direct the activities that most significantly affect the funds’ economic performance. Such power rests with the funds’ general partners. In addition, we have neither the obligation to absorb the funds’ expected losses nor the right to receive their residual returns. Our voting rights are also disproportionate to our economic interests, and substantially all of the funds’ activities are conducted on behalf of investors with disproportionately few voting rights. Because we are not the primary beneficiary of these investments, we do not consolidate them.

Our maximum exposure to loss associated with indirect principal investments consists of the investments’ fair value plus any unfunded equity commitments. The fair value of our indirect principal investments totaled $114 million and $124 million at March 31, 2018, and December 31, 2017, respectively. These investments are recorded in “other investments” on our balance sheet. Additional information on indirect principal investments is provided in Note 5 (“Fair Value Measurements”). The table below reflects the size of the private equity funds in which we were invested as well as our maximum exposure to loss in connection with these investments at March 31, 2018 and December 31, 2017.

	Unconsolidated VIEs
in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
March 31, 2018
Indirect investments	$21,778	$242	$143
December 31, 2017
Indirect investments	$26,817	$292	$153

Through our principal investing entities, we have formed and funded operating entities that provide management and other related services to our investment company funds, which directly invest in portfolio companies. In return for providing services to our direct investment funds, these entities’ receive a minority equity interest in the funds. This minority equity ownership is recorded at fair value on the entities’ financial statements. Additional information on our direct principal investments is provided in Note 5 (“Fair Value Measurements”). While other equity investors manage the daily operations of these entities, we retain the power, through voting rights, to direct the activities of the entities that most significantly affect their economic performance. In addition, we have the obligation to absorb losses and the right to receive residual returns that could potentially be significant to these entities. As a result, we have determined that we are the primary beneficiary of these funds and have consolidated them since formation. The entities had no assets at March 31, 2018 that can only be used to settle the entities’ obligations, and $4 million of such assets at December 31, 2017. These assets are recorded in “cash and due from banks” and “accrued income and other assets” on our balance sheet. The entities had no liabilities at March 31, 2018, and December 31, 2017, and other equity investors have no recourse to our general credit.

Other unconsolidated VIEs. We are involved with other various entities in the normal course of business which we have determined to be VIEs. We have determined that we are not the primary beneficiary of these VIEs because we do not have the power to direct the activities that most significantly impact their economic performance. Our assets associated with these unconsolidated VIEs totaled $231 million at March 31, 2018, and $230 million at December 31, 2017. These assets are recorded in “accrued income and other assets,” “other investments,” “securities available for sale”, and “loans, net of unearned income” on our balance sheet. We had liabilities totaling $4 million associated with these unconsolidated VIEs at both March 31, 2018, and December 31, 2017. These liabilities are recorded in “accrued expenses and other liabilities” on our balance sheet. We have excluded certain transactions with unconsolidated VIEs from the balances above where we determine our continuing involvement is not significant.  In addition, where we only have a lending arrangement in the normal course of business with unconsolidated VIEs we present the balances related to the lending arrangements in Note 4 (“Asset Quality”).

10. Income Taxes

Bipartisan Budget Act of 2018

On February 9, 2018, the Bipartisan Budget Act (BBA) of 2018 was signed into law. The BBA includes a retroactive one year tax extenders package back to January 1, 2017 that reinstated several energy investment tax credits that had expired on December 31, 2016. Due to these retroactive provisions, Key recognized additional net investment tax credits in the first quarter of $13.6 million, or a 2.8% reduction to our income tax provision, for energy tax credit transactions entered into during 2017.

TCJ Act

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

Key was required to re-value certain tax-related assets under the provisions of the TCJ Act at December 31, 2017. Under current U.S. GAAP, deferred tax assets and liabilities are to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date. The tax-related assets consist primarily of deferred tax assets and liabilities and investments in low-income housing transactions. Due to the close proximity of our year end to the date the TCJ Act was signed into law, we estimated the impact of the income tax effects as of December 31, 2017, based upon currently available information which resulted in a reduction to our net income of $161 million. The significant components of this reduction included a $14 million reduction in our investments in certain low-income housing that is reflected in other expenses and a $147 million, or 7.6%, increase in our income tax provision for the twelve months ended December 31, 2017, due to the reduction to our net deferred tax asset and related actions. This reduction is primarily the result of the lower federal corporate income tax rate, is based on information available at this time, and is subject to change due to a variety of factors, including among others: (i) completion of Key’s 2017 federal and state income tax returns, and (ii) management’s further assessment of the TCJ Act and related regulatory guidance. Adjustments may be made in future periods to these estimates as we continue to obtain, prepare and analyze information about facts and circumstances that existed as of the enactment date that, if known, would have affected the income tax effects reported as provisional amounts. Key expects to finalize this impact in the quarter ending September 30, 2018.

The accounting for the changes in tax law resulted in stranded tax effects within accumulated other comprehensive income for items that were originally recognized in other comprehensive income rather than in net income. The FASB issued an accounting standard update allowing companies to reclassify stranded tax effects resulting from the TCJ Act from accumulated other comprehensive income to retained earnings. We early adopted this guidance during the quarter ended December 31, 2017, and utilizing the portfolio method reclassified $141 million from accumulated other comprehensive income to retained earnings to eliminate the stranded tax effects.

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

The effective tax rate, which is the provision for income taxes as a percentage of income from continuing operations before income taxes, was 12.9% for the first quarter of 2018 and 22.4% for the first quarter of 2017. The effective tax rates are below our combined federal and state statutory tax rate of 23.7% for the first quarter of 2018 and 37.2% for the first quarter of 2017, primarily due to income from investments in tax-advantaged assets such as corporate-owned life insurance and credits associated with renewable energy and low-income housing investments. The effective tax rates for the three months ended March 31, 2018, and March 31, 2017, were affected by net discrete income tax benefits of 5.5% and 4.7%, respectively.

Deferred Tax Asset

At March 31, 2018, from continuing operations we had a net deferred tax asset of $363 million, compared to a net deferred tax asset of $320 million at December 31, 2017, included in “accrued income and other assets” on the balance sheet.

To determine the amount of deferred tax assets that are more likely than not to be realized, and therefore recorded, we conduct a quarterly assessment of all available evidence. This evidence includes, but is not limited to, taxable income in prior periods, projected future taxable income, and projected future reversals of deferred tax items. These assessments involve a degree of subjectivity and may undergo change. Based on these criteria, we had a valuation allowance of $15 million at March 31, 2018, and $15 million at December 31, 2017. The valuation allowance is associated with certain state net operating loss carryforwards, state credit carryforwards, and federal and state capital loss carryforwards.

Unrecognized Tax Benefits

As permitted under the applicable accounting guidance for income taxes, it is our policy to recognize interest and penalties related to unrecognized tax benefits in “income tax expense.” At March 31, 2018, Key’s unrecognized tax benefits were $39 million.

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

11. Acquisitions, Divestiture, and Discontinued Operations

Acquisitions

Cain Brothers & Company, LLC. On October 2, 2017, KBCM acquired all outstanding interests in Cain Brothers, a healthcare-focused investment banking and public finance firm. This acquisition expands KBCM’s investment banking group in the healthcare vertical by adding distinctive capabilities and broadening KBCM’s existing healthcare investment banking network. The acquisition was accounted for as a business combination. As a result of the acquisition, Key recognized identifiable intangible assets with a fair value of $30 million and goodwill of $53 million, which are deductible for tax purposes. The valuation of the acquired assets and liabilities of Cain Brothers was final at March 31, 2018.

HelloWallet Holdings, Inc. On July 1, 2017, KeyBank acquired all of the outstanding capital stock of HelloWallet Holdings, Inc., the sole owner of HelloWallet, LLC, a digital financial wellness company. Key’s retail banking franchise is leveraging HelloWallet’s technology to provide data-driven insights to clients, allowing clients to better understand and improve their personal finances. The acquisition was accounted for as a business combination. As a result of the acquisition, Key recognized identifiable intangible assets with a fair value of $12 million, comprised primarily of propriety software, and goodwill of $17 million, which are not deductible for tax purposes. The valuation of the acquired assets and liabilities of HelloWallet was final at March 31, 2018.

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

As of June 30, 2017, the provisional estimated fair value of our equity interest in KMS immediately before the acquisition was $74 million. The fair value of our previously held equity interest was measured using discounted cash flow modeling that incorporates an appropriate risk premium and forecast earnings information. On June 30, 2017, we recognized a provisional non-cash holding gain of $64 million for the difference between the fair value and the book value of our previously held equity interest. In the third quarter of 2017, we recognized a measurement-period adjustment of $5 million to reduce the provisional estimated fair value of our equity interest immediately before the acquisition to $69 million, which reduced the total non-cash holding gain to $59 million. The initial gain and subsequent adjustment were included in “other income” on the income statement for the three months ended September 30, 2017. Upon acquisition, we recorded estimated identifiable intangible assets of $95 million and goodwill of less than $1 million. In the third quarter of 2017, we recognized a measurement-period adjustment of $10 million to reduce the fair value of acquired intangible assets to $85 million. In the fourth quarter of 2017, we recognized a measurement period adjustment increasing deferred tax assets and decreasing goodwill by $2 million. In aggregate, the measurement-period adjustments recognized as of December 31, 2017, increased goodwill recorded in connection with the KMS acquisition to $4 million. The fair value estimates related to this acquisition represent our best estimate of fair value and are expected to be finalized over a period of up to one year from the acquisition date.

Divestiture

Key Insurance & Benefits Services, Inc. On March 29, 2018, we announced that we had entered into a definitive agreement to sell Key Insurance & Benefits Services, Inc. to USI Insurance Services. We acquired Key Insurance & Benefits Services, Inc. as a part of the 2016 merger with First Niagara. The transaction is subject to regulatory approvals and other customary closing conditions and is expected to close in the second quarter of 2018.

Discontinued operations

Discontinued operations primarily includes our government-guaranteed education lending business. At March 31, 2018, and December 31, 2017, approximately $1.3 billion and $1.3 billion, respectively, of education loans are included in discontinued assets on the consolidated balance sheets. Net interest income after provision for credit losses for this business is not material and is included in income (loss) from discontinued operations, net of taxes on the consolidated statements of income.

12. Securities Financing Activities

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

The following table summarizes our securities financing agreements at March 31, 2018, and December 31, 2017:

	March 31, 2018
in millions	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts
Offsetting of financial assets:
Reverse repurchase agreements	$3	$(3)	$—	—
Total	$3	$(3)	$—	—

Offsetting of financial liabilities:
Repurchase agreements (c)	$614	$(7)	$(607)	—
Total	$614	$(7)	$(607)	—

	December 31, 2017
in millions	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts
Offsetting of financial assets:
Reverse repurchase agreements	$3	$(3)	—	—
Total	$3	$(3)	—	—

Offsetting of financial liabilities:
Repurchase agreements (c)	$374	$(4)	$(370)	—
Total	$374	$(4)	$(370)	—

(a)	Netting adjustments take into account the impact of master netting agreements that allow us to settle with a single counterparty on a net basis.

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

As of March 31, 2018, the carrying amount of assets pledged as collateral against repurchase agreements totaled $520 million. Assets pledged as collateral are reported in “securities available for sale” and “held-to-maturity securities” on our balance sheet. At March 31, 2018, the liabilities associated with collateral pledged were solely comprised of customer sweep financing activity and had a carrying value of $379 million. The collateral pledged under customer sweep repurchase agreements is posted to a third-party custodian and cannot be sold or repledged by the secured party. The risk related to a decline in the market value of collateral pledged is minimal given the collateral's high credit quality and the overnight duration of the repurchase agreements.

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

The components of net pension cost (benefit) for all funded and unfunded plans are as follows:

	Three months ended March 31,
in millions	2018	2017
Interest cost on PBO	$10	$12
Expected return on plan assets	(13)	(17)
Amortization of losses	4	4
Net pension cost	$1	$(1)

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

The trust preferred securities, common stock, and related debentures are summarized as follows:

dollars in millions	Trust Preferred Securities, Net of Discount (a)	Common Stock	Principal Amount of Debentures, Net of Discount (b)	Interest Rate of Trust Preferred Securities and Debentures (c)	Maturity of Trust Preferred Securities and Debentures
March 31, 2018
KeyCorp Capital I	$155	$6	$161	2.435%	2028
KeyCorp Capital II	102	4	106	6.875	2029
KeyCorp Capital III	132	4	136	7.750	2029
HNC Statutory Trust III	18	1	19	3.320	2035
Willow Grove Statutory Trust I	18	1	19	3.435	2036
HNC Statutory Trust IV	16	1	17	3.053	2037
Westbank Capital Trust II	7	—	7	4.392	2034
Westbank Capital Trust III	7	—	7	4.392	2034
Total	$455	$17	$472	5.128%	—

December 31, 2017	$463	$17	$480	4.977%	—

(a)
The trust preferred securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of trust preferred securities carries an interest rate identical to that of the related debenture. Certain trust preferred securities include basis adjustments related to fair value hedges totaling $47 million at March 31, 2018, and $55 million at December 31, 2017. See Note 7 (“Derivatives and Hedging Activities”) for an explanation of fair value hedges.

(b)
We have the right to redeem these debentures. If the debentures purchased by KeyCorp Capital I, HNC Statutory Trust III, Willow Grove Statutory Trust I, HNC Statutory Trust IV, Westbank Capital Trust II, or Westbank Capital Trust III are redeemed before they mature, the redemption price will be the principal amount, plus any accrued but unpaid interest. If the debentures purchased by KeyCorp Capital II or KeyCorp Capital III are redeemed before they mature, the redemption price will be the greater of: (i) the principal amount, plus any accrued but unpaid interest, or (ii) the sum of the present values of principal and interest payments discounted at the Treasury Rate (as defined in the applicable indenture), plus 20 basis points for KeyCorp Capital II or 25 basis points for KeyCorp Capital III, or 50 basis points in the case of redemption upon either a tax or a capital treatment event for either KeyCorp Capital II or KeyCorp Capital III, plus any accrued but unpaid interest. The principal amount of certain debentures includes basis adjustments related to fair value hedges totaling $47 million at March 31, 2018, and $55 million at December 31, 2017. See Note 7 for an explanation of fair value hedges. The principal amount of debentures, net of discounts, is included in “long-term debt” on the balance sheet.

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

Guarantees

We are a guarantor in various agreements with third parties. The following table shows the types of guarantees that we had outstanding at March 31, 2018. Information pertaining to the basis for determining the liabilities recorded in connection with these guarantees is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Guarantees” beginning on page 108 of our 2017 Form 10-K.

March 31, 2018	Maximum Potential Undiscounted Future Payments	Liability Recorded
in millions
Financial guarantees:
Standby letters of credit	$2,996	$70
Recourse agreement with FNMA	3,365	6
Residential mortgage reserve	1,362	6
Return guarantee agreement with LIHTC investors	3	3
Written put options (a)	2,357	73
Total	$10,083	$158

(a)	The maximum potential undiscounted future payments represent notional amounts of derivatives qualifying as guarantees.

We determine the payment/performance risk associated with each type of guarantee described below based on the probability that we could be required to make the maximum potential undiscounted future payments shown in the preceding table. We use a scale of low (0% to 30% probability of payment), moderate (greater than 30% to 70% probability of payment), or high (greater than 70% probability of payment) to assess the payment/performance risk, and have determined that the payment/performance risk associated with each type of guarantee outstanding at March 31, 2018, is low.

Standby letters of credit. KeyBank issues standby letters of credit to address clients’ financing needs. These instruments obligate us to pay a specified third party when a client fails to repay an outstanding loan or debt instrument or fails to perform some contractual nonfinancial obligation. Any amounts drawn under standby letters of credit are treated as loans to the client; they bear interest (generally at variable rates) and pose the same credit risk to us as a loan. At March 31, 2018, our standby letters of credit had a remaining weighted-average life of two years, with remaining actual lives ranging from less than one year to as many as 17 years.

Recourse agreement with FNMA. We participate as a lender in the FNMA Delegated Underwriting and Servicing program. FNMA delegates responsibility for originating, underwriting, and servicing mortgages, and we assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan that we sell to FNMA. We maintain a reserve for such potential losses in an amount that we believe approximates the fair value of our liability. At March 31, 2018, the outstanding commercial mortgage loans in this program had a weighted-average remaining term of 7.9 years, and the unpaid principal balance outstanding of loans sold by us as a participant was $11.9 billion. The maximum potential amount of undiscounted future payments that we could be required to make under this program, as shown in the preceding table, is equal to approximately 28% of the principal balance of loans outstanding at March 31, 2018. If we are required to make a payment, we would have an interest in the collateral underlying the related commercial mortgage loan; any loss we incur could be offset by the amount of any recovery from the collateral.

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

At March 31, 2018, the outstanding residential mortgage loans in this program had a weighted-average LTV ratio of 72%, and the unpaid principal balance outstanding of loans sold by us was $4.5 billion. The risk assessment is low for the residential mortgage product. The maximum potential amount of undiscounted future payments that we could be required to make under this program, as shown in the preceding table, is equal to approximately 30% of the principal balance of loans outstanding at March 31, 2018.

Our liability for estimated repurchase obligations on loans sold, which is included in other liabilities on our balance sheet, was $6 million at March 31, 2018.

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

As shown in the previous table, KAHC maintained a reserve in the amount of $3 million at March 31, 2018, which is sufficient to cover estimated future obligations under the guarantees. The maximum exposure to loss reflected in the table represents undiscounted future payments due to investors for the return on and of their investments.

These guarantees have expiration dates that extend through 2018, but KAHC has not formed any new partnerships under this program since October 2003. Additional information regarding these partnerships is included in Note 9 (“Variable Interest Entities”).

Written put options. In the ordinary course of business, we “write” put options for clients that wish to mitigate their exposure to changes in interest rates and commodity prices. At March 31, 2018, our written put options had an average life of three years. These instruments are considered to be guarantees, as we are required to make payments to the counterparty (the client) based on changes in an underlying variable that is related to an asset, a liability, or an equity security that the client holds. We are obligated to pay the client if the applicable benchmark interest rate or commodity price is above or below a specified level (known as the “strike rate”). These written put options are accounted for as derivatives at fair value, as further discussed in Note 7 (“Derivatives and Hedging Activities”). We mitigate our potential future payment obligations by entering into offsetting positions with third parties.

Written put options where the counterparty is a broker-dealer or bank are accounted for as derivatives at fair value but are not considered guarantees since these counterparties typically do not hold the underlying instruments. In addition, we are a purchaser and seller of credit derivatives, which are further discussed in Note 7 (“Derivatives and Hedging Activities”).

Default guarantees. Some lines of business participate in guarantees that obligate us to perform if the debtor (typically a client) fails to satisfy all of its payment obligations to third parties. We generally undertake these guarantees for one of two possible reasons: (i) either the risk profile of the debtor should provide an investment return, or (ii) we are supporting our underlying investment in the debtor. We do not hold collateral for the default guarantees. If we were required to make a payment under a guarantee, we would receive a pro rata share should the third party collect some or all of the amounts due from the debtor. At March 31, 2018, we had less than $1 million of default guarantees.

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

16. Accumulated Other Comprehensive Income

Our changes in AOCI for the three months ended March 31, 2018, and March 31, 2017, are as follows:

in millions	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative financial instruments	Foreign currency translation adjustment	Net pension and postretirement benefit costs	Total
Balance at December 31, 2017	$(311)	$(86)	$9	$(391)	$(779)
Other comprehensive income before reclassification, net of income taxes	(150)	(65)	(2)	—	(217)
Amounts reclassified from accumulated other comprehensive income, net of income taxes (a)	—	2	—	3	5
Net current-period other comprehensive income, net of income taxes	(150)	(63)	(2)	3	(212)
Balance at March 31, 2018	$(461)	$(149)	$7	$(388)	$(991)

Balance at December 31, 2016	$(185)	$(14)	$(3)	$(339)	$(541)
Other comprehensive income before reclassification, net of income taxes	6	(15)	1	1	(7)
Amounts reclassified from accumulated other comprehensive income, net of income taxes (a)	—	(9)	—	3	(6)
Net current-period other comprehensive income, net of income taxes	6	(24)	1	4	(13)
Balance at March 31, 2017	$(179)	$(38)	$(2)	$(335)	$(554)

(a)	See table below for details about these reclassifications.

Our reclassifications out of AOCI for the three months ended March 31, 2018, and March 31, 2017, are as follows:

Three months ended March 31, 2018	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
in millions
Unrealized gains (losses) on derivative financial instruments
Interest rate	$(2)	Interest income — Loans
Interest rate	(1)	Interest expense — Long-term debt
	(3)	Income (loss) from continuing operations before income taxes
	(1)	Income taxes
	$(2)	Income (loss) from continuing operations
Net pension and postretirement benefit costs
Amortization of losses	$(4)	Personnel expense
	(4)	Income (loss) from continuing operations before income taxes
	(1)	Income taxes
	$(3)	Income (loss) from continuing operations

Three months ended March 31, 2017	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
in millions
Unrealized gains (losses) on derivative financial instruments
Interest rate	$15	Interest income — Loans
Interest rate	(1)	Interest expense — Long term debt
	14	Income (loss) from continuing operations before income taxes
	5	Income taxes
	$9	Income (loss) from continuing operations
Net pension and postretirement benefit costs
Amortization of losses	$(4)	Personnel expense
	(4)	Income (loss) from continuing operations before income taxes
	(1)	Income taxes
	$(3)	Income (loss) from continuing operations

17. Shareholders' Equity

Comprehensive Capital Plan

As previously reported and as authorized by the Board and pursuant to our 2017 capital plan (which is effective through the second quarter of 2018) submitted and not objected to by the Federal Reserve, we have authority to repurchase up to $800 million of our Common Shares. We completed $199 million of Common Share repurchases, including $156 million of Common Share repurchases in the open market and $43 million of Common Share repurchases related to employee equity compensation programs, in the first quarter of 2018 under this authorization.

Consistent with our 2017 capital plan, the Board declared a quarterly dividend of $.105 per Common Share for the first quarter of 2018. Our 2017 capital plan proposed an increase in our quarterly Common Share dividend, up to $.12 per Common share, which the Board plans to consider for the second quarter of 2018.

Preferred Stock

We have $525 million of depositary shares, each representing a 1/25th ownership interest in a share of our Fixed-to-Floating Rate Perpetual Noncumulative Series D Preferred Stock outstanding at March 31, 2018, and December 31, 2017. Our Series D Preferred Stock has a $1 par value with a $25,000 liquidation preference. There are 21,000 shares authorized and outstanding at March 31, 2018, and December 31, 2017. We made payments of $12.50 per depositary share on the depositary shares related to our Series D Preferred Stock during the first quarter of 2018.

We have $500 million of depositary shares, each representing a 1/40th ownership interest in a share of our Fixed-to-Floating Rate Perpetual Noncumulative Series E Preferred Stock outstanding at March 31, 2018, and December 31, 2017. Our Series E Preferred Stock has a $1 par value with a $1,000 liquidation preference. There are 500,000 shares authorized and outstanding at March 31, 2018, and December 31, 2017. We made payments of $.382813 per depositary share on the depositary shares related to our Series E Preferred Stock during the first quarter of 2018.

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

•
The consolidated provision for credit losses is allocated among the lines of business primarily based on their actual net loan charge-offs, adjusted periodically for loan growth and changes in risk profile. The amount of the consolidated provision is based on the methodology that we use to estimate our consolidated ALLL. This methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” beginning on page 102 of our 2017 Form 10-K.

•
Income taxes are allocated based on the statutory federal income tax rate of 21% for periods after December 31, 2017, and 35% for periods prior to December 31, 2017. Income taxes are allocated based on a blended state income tax rate (net of the federal income tax benefit) of 2.7% for periods after December 31, 2017, and 2.2% for periods prior to December 31, 2017; and

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

The table on the following pages shows selected financial data for our major business segments for the three-month periods ended March 31, 2018, and March 31, 2017.

Three months ended March 31,	Key Community Bank		Key Corporate Bank
dollars in millions	2018	2017	2018	2017
SUMMARY OF OPERATIONS
Net interest income (TE)	$688	$628	$272	$304
Noninterest income	285	277	287	274
Total revenue (TE) (a)	973	905	559	578
Provision for credit losses	48	46	14	18
Depreciation and amortization expense	29	28	33	20
Other noninterest expense	639	597	281	284
Income (loss) from continuing operations before income taxes (TE)	257	234	231	256
Allocated income taxes and TE adjustments	61	87	24	76
Income (loss) from continuing operations	196	147	207	180
Income (loss) from discontinued operations, net of taxes	—	—	—	—
Net income (loss)	196	147	207	180
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—
Net income (loss) attributable to Key	$196	$147	$207	$180

AVERAGE BALANCES (b)
Loans and leases	$47,680	$47,085	$38,260	$37,688
Total assets (a)	51,681	51,063	45,549	44,124
Deposits	79,945	79,148	20,815	21,002
OTHER FINANCIAL DATA
Net loan charge-offs (b)	$42	$43	$11	$14
Return on average allocated equity (b)	16.48%	12.56%	29.46%	24.94%
Return on average allocated equity	16.48	12.56	29.46	24.94
Average full-time equivalent employees (c)	10,988	10,804	2,543	2,384

(a)
Substantially all revenue generated by our major business segments is derived from clients that reside in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software, and goodwill held by our major business segments, are located in the United States.

(b)	From continuing operations.

(c)	The number of average full-time equivalent employees was not adjusted for discontinued operations.

Other Segments		Total Segments		Reconciling Items		Key
2018	2017	2018	2017	2018	2017	2018	2017

$(14)	$(4)	$946	$928	$6	$1	$952	$929
36	33	608	584	(7)	(7)	601	577
22	29	1,554	1,512	(1)	(6)	1,553	1,506
(2)	(1)	60	63	1	—	61	63
1	1	63	49	40	44	103	93
8	10	928	891	(25)	29	903	920
15	19	503	509	(17)	(79)	486	430
(4)	(4)	81	159	(11)	(54)	70	105
19	23	422	350	(6)	(25)	416	325
—	—	—	—	2	—	2	—
19	23	422	350	(4)	(25)	418	325
—	2	—	2	—	(1)	—	1
$19	$21	$422	$348	$(4)	$(24)	$418	$324

$993	$1,328	$86,933	$86,101	$(6)	$32	$86,927	$86,133
37,253	36,549	134,483	131,736	432	1,005	134,915	132,741
1,718	2,030	102,478	102,180	78	(102)	102,556	102,078

1	$1	$54	$58	—	—	$54	$58
59.27%	55.66%	21.94%	18.04%	(.34)%	(1.32)%	11.33%	8.65%
59.27	55.66	21.94	18.04	(.23)	(1.32)	11.39	8.65
2	3	13,533	13,191	5,007	5,195	18,540	18,386

19. Revenue from Contracts with Customers

The following table represents a disaggregation of revenue from contracts with customers, by line of business, for the three-month period ended March 31, 2018:

Three months ended March 31, 2018
dollars in millions	Key Community Bank	Key Corporate Bank	Total Contract Revenue
NONINTEREST INCOME
Trust and investment services income	$103	$16	$119
Investment banking and debt placement fees	—	47	47
Services charges on deposit accounts	76	13	89
Cards and payments income	34	26	60
Other noninterest income	5	—	5
Total revenue from contracts with customers	$218	$102	$320

Other noninterest income (a)			$252
Noninterest income from other segments (b)			36
Reconciling items (c)			(7)
Total noninterest income			$601

(a)	Noninterest income considered earned outside the scope of contracts with customers.

(b)	Other Segments consist of corporate treasury, our principle investing unit, and various exit portfolios.

(c)	Reconciling items include intercompany eliminations and certain items that are not allocated to the business segments. Refer to the Line of Business Results footnote for more information.
We have no material contract assets or contract liabilities for the three-month period ended March 31, 2018.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of KeyCorp

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of KeyCorp as of March 31, 2018, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for the three-month periods ended March 31, 2018 and 2017, and the related notes (collectively referred to as the “ consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of KeyCorp as of December 31, 2017, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated February 26, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2017 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results

These financial statements are the responsibility of the Company's management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to KeyCorp in accordance with the U.S. federal securities laws and the applicable rules and regulations of the SEC and the PCAOB. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial statements consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Cleveland, Ohio	Ernst & Young LLP
May 3, 2018

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

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

No changes were made to KeyCorp’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the last fiscal year that materially affected, or are reasonably likely to materially affect,
KeyCorp’s internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standards related to revenue recognition on our financial statements to facilitate its adoption on January 1, 2018. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

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

For a discussion of certain risk factors affecting us, see the section titled “Supervision and Regulation” in Part I, Item 1. Business, on pages 8-20 of our 2017 Form 10-K; Part I, Item 1A. Risk Factors, on pages 20-29 of our 2017 Form 10-K; the section titled “Supervision and regulation” in this Form 10-Q; and our disclosure regarding forward-looking statements in this Form 10-Q.

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

We completed $199 million of Common Share repurchases, including $156 million of Common Share repurchases in the open market and $43 million of Common Share repurchases related to employee equity compensation programs, in the first quarter of 2018 under our 2018 capital plan authorization.

The following table summarizes our repurchases of our common shares for the three months ended March 31, 2018.

Calendar month	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased as part of publicly announced plans or programs (b)
January 1-31	3,376,647	21.62	3,376,647	11,733,598
February 1-28	6,007,957	20.98	6,007,957	5,918,420
March 1-31	14,968	19.93	14,968	6,381,476
Total	9,399,572	21.21	9,399,572

(a)	Includes common shares deemed surrendered by employees in connection with our stock compensation and benefit plans to satisfy tax obligations.

(b)
Calculated using the remaining general repurchase amount divided by the closing price of KeyCorp common shares as follows: on January 31, 2018 at $21.40; on February 28, 2018, at $21.13; and on March 31, 2018, at $19.55.

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

101
The following materials from KeyCorp’s Form 10-Q Report for the quarterly period ended March 31, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income; (iii) the Consolidated Statements of Changes in Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

*	Furnished herewith.

Information Available on Website

KeyCorp makes available free of charge on its website, www.key.com, its 2017 Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports as soon as reasonably practicable after KeyCorp electronically files such material with, or furnishes it to, the SEC. We also make available a summary of filings made with the SEC of statements of beneficial ownership of our equity securities filed by our directors and officers under Section 16 of the Exchange Act. The “Regulatory Disclosures and Filings” tab of the investor relations section of our website includes public disclosures concerning our annual and mid-year stress-testing activities under the Dodd-Frank Act. Information contained on or accessible through our website or any other website referenced in this report is not part of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

KEYCORP
(Registrant)

Date: May 3, 2018	/s/ Douglas M. Schosser
By: Douglas M. Schosser
Chief Accounting Officer (Principal Accounting Officer)