Form 10-Q
period 2018-06-30
KEYCORP /NEW/
filed 2018-08-02
CIK 91576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares with a par value of $1 each	1,052,036,090 shares
Title of class	Outstanding at July 31, 2018

KEYCORP

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion & Analysis of Financial Condition & Results of Operations

Introduction

This section reviews the financial condition and results of operations of KeyCorp and its subsidiaries for the quarterly and year-to-date periods ended June 30, 2018, and June 30, 2017. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. When you read this discussion, you should also refer to the consolidated financial statements and related notes in this report. The page locations of specific sections and notes that we refer to are presented in the Table of Contents.

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

ALCO: Asset/Liability Management Committee.	KBCM: KeyBanc Capital Markets, Inc.
ALLL: Allowance for loan and lease losses.	KCC: Key Capital Corporation.
A/LM: Asset/liability management.	KCDC: Key Community Development Corporation.
AOCI: Accumulated other comprehensive income (loss).	KEF: Key Equipment Finance.
APBO: Accumulated postretirement benefit obligation.	KMS: Key Merchant Services, LLC.
ASC: Accounting Standards Codification.	KPP: Key Principal Partners.
Austin: Austin Capital Management, Ltd.	KREEC: Key Real Estate Equity Capital, Inc.
BHCs: Bank holding companies.	LCR: Liquidity coverage ratio.
Board: KeyCorp Board of Directors.	LIBOR: London Interbank Offered Rate.
Cain Brothers: Cain Brothers & Company, LLC.	LIHTC: Low-income housing tax credit.
CCAR: Comprehensive Capital Analysis and Review.	LTV: Loan-to-value.
CMBS: Commercial mortgage-backed securities.	Moody’s: Moody’s Investor Services, Inc.
CME: Chicago Mercantile Exchange.	MRM: Market Risk Management group.
CMO: Collateralized mortgage obligation.	N/A: Not applicable.
Common Shares: KeyCorp common shares, $1 par value.	NASDAQ: The NASDAQ Stock Market LLC.
DIF: Deposit Insurance Fund of the FDIC.	NAV: Net asset value.
Dodd-Frank Act: Dodd-Frank Wall Street Reform and	N/M: Not meaningful.
Consumer Protection Act of 2010.	NOW: Negotiable Order of Withdrawal.
EBITDA: Earnings before interest, taxes, depreciation, and	NPR: Notice of proposed rulemaking.
amortization.	NYSE: New York Stock Exchange.
EPS: Earnings per share.	OCC: Office of the Comptroller of the Currency.
ERISA: Employee Retirement Income Security Act of 1974.	OCI: Other comprehensive income (loss).
ERM: Enterprise risk management.	OREO: Other real estate owned.
EVE: Economic value of equity.	OTTI: Other-than-temporary impairment.
FASB: Financial Accounting Standards Board.	PBO: Projected benefit obligation.
FDIC: Federal Deposit Insurance Corporation.	PCI: Purchased credit impaired.
Federal Reserve: Board of Governors of the Federal	S&P: Standard and Poor’s Ratings Services,
Reserve System.	a Division of The McGraw-Hill Companies, Inc.
FHLB: Federal Home Loan Bank of Cincinnati.	SEC: U.S. Securities and Exchange Commission.
FHLMC: Federal Home Loan Mortgage Corporation.	Series A Preferred Stock: KeyCorp’s 7.750%
FICO: Fair Isaac Corporation.	Noncumulative Perpetual Convertible Preferred
First Niagara: First Niagara Financial Group, Inc.	Stock, Series A.
FNMA: Federal National Mortgage Association, or Fannie	TCJ Act: Tax Cuts and Jobs Act.
Mae.	TDR: Troubled debt restructuring.
FSOC: Financial Stability Oversight Council.	TE: Taxable-equivalent.
GAAP: U.S. generally accepted accounting principles.	U.S. Treasury: United States Department of the
GNMA: Government National Mortgage Association, or	Treasury.
Ginnie Mae.	VaR: Value at risk.
HelloWallet: HelloWallet, LLC.	VEBA: Voluntary Employee Beneficiary Association.
ISDA: International Swaps and Derivatives Association.	VIE: Variable interest entity.
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

Any forward-looking statements made by us or on our behalf speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement to reflect the impact of subsequent events or circumstances. Before making an investment decision, you should carefully consider all risks and uncertainties disclosed in our 2017 Form 10-K and any subsequent reports filed with the SEC by Key as well as our registration statements under the Securities Act of 1933, as amended, all of which are or will upon filing be accessible on the SEC’s website at www.sec.gov and on our website at www.key.com/ir.

Selected financial data

Our financial performance for each of the last five quarters is summarized in Figure 1.

Figure 1. Selected Financial Data

	2018		2017			Six months ended June 30,
dollars in millions, except per share amounts	Second	First	Fourth	Third	Second	2018	2017
FOR THE PERIOD
Interest income	$1,205	$1,137	$1,114	$1,109	$1,117	$2,342	$2,167
Interest expense	226	193	176	161	144	419	276
Net interest income	979	944	938	948	973	1,923	1,891
Provision for credit losses	64	61	49	51	66	125	129
Noninterest income	660	601	656	592	653	1,261	1,230
Noninterest expense	993	1,006	1,098	992	995	1,999	2,008
Income (loss) from continuing operations before income taxes	582	478	447	497	565	1,060	984
Income (loss) from continuing operations attributable to Key	479	416	195	363	407	895	731
Income (loss) from discontinued operations, net of taxes	3	2	1	1	5	5	5
Net income (loss) attributable to Key	482	418	196	364	412	900	736
Income (loss) from continuing operations attributable to Key common shareholders	464	402	181	349	393	866	689
Income (loss) from discontinued operations, net of taxes	3	2	1	1	5	5	5
Net income (loss) attributable to Key common shareholders	467	404	182	350	398	871	694
PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.44	$.38	$.17	$.32	$.36	$.82	$.64
Income (loss) from discontinued operations, net of taxes	—	—	—	—	—	—	—
Net income (loss) attributable to Key common shareholders (a)	.44	.38	.17	.32	.37	.82	.64
Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	.44	.38	.17	.32	.36	.81	.63
Income (loss) from discontinued operations, net of taxes — assuming dilution	—	—	—	—	—	—	—
Net income (loss) attributable to Key common shareholders — assuming dilution (a)	.44	.38	.17	.32	.36	.81	.63
Cash dividends paid	.12	.105	.105	.095	.095	.225	.18
Book value at period end	13.29	13.07	13.09	13.18	13.02	13.29	13.02
Tangible book value at period end	10.59	10.35	10.35	10.52	10.40	10.59	10.40
Market price:
High	21.05	22.40	20.58	19.48	19.10	22.40	19.53
Low	18.72	19.00	17.40	16.28	16.91	18.72	16.54
Close	19.54	19.55	20.17	18.82	18.74	19.54	18.74
Weighted-average common shares outstanding (000)	1,052,652	1,056,037	1,062,348	1,073,390	1,076,203	1,054,378	1,083,486
Weighted-average common shares and potential common shares outstanding (000) (b)	1,065,793	1,071,786	1,079,330	1,088,841	1,093,039	1,068,939	1,099,294
AT PERIOD END
Loans	$88,222	$88,089	$86,405	$86,492	$86,503	$88,222	$86,503
Earning assets	123,472	122,961	123,490	122,625	121,243	123,472	121,243
Total assets	137,792	137,049	137,698	136,733	135,824	137,792	135,824
Deposits	104,548	104,751	105,235	103,446	102,821	104,548	102,821
Long-term debt	13,853	13,749	14,333	15,100	13,261	13,853	13,261
Key common shareholders’ equity	14,075	13,919	13,998	14,224	14,228	14,075	14,228
Key shareholders’ equity	15,100	14,944	15,023	15,249	15,253	15,100	15,253
PERFORMANCE RATIOS — FROM CONTINUING OPERATIONS
Return on average total assets	1.41%	1.25%	.57%	1.07%	1.23%	1.33%	1.11%
Return on average common equity	13.29	11.76	5.04	9.74	11.12	12.53	9.97
Return on average tangible common equity (c)	16.73	14.89	6.35	12.21	13.80	15.82	12.43
Net interest margin (TE)	3.19	3.15	3.09	3.15	3.30	3.17	3.21
Cash efficiency ratio (c)	58.8	62.9	66.7	62.2	59.3	60.8	62.4
PERFORMANCE RATIOS — FROM CONSOLIDATED OPERATIONS
Return on average total assets	1.40%	1.24%	.57%	1.06%	1.23%	1.33%	1.11%
Return on average common equity	13.37	11.82	5.07	9.77	11.26	12.60	10.04
Return on average tangible common equity (c)	16.84	14.97	6.39	12.25	13.98	15.91	12.52
Net interest margin (TE)	3.17	3.13	3.07	3.13	3.28	3.15	3.19
Loan-to-deposit (d)	86.9	86.9	84.4	86.2	87.2	86.9	87.2
CAPITAL RATIOS AT PERIOD END
Key shareholders’ equity to assets	10.96%	10.90%	10.91%	11.15%	11.23%	10.96%	11.23%
Key common shareholders’ equity to assets	10.21	10.16	10.17	10.40	10.48	10.21	10.48
Tangible common equity to tangible assets (c)	8.32	8.22	8.23	8.49	8.56	8.32	8.56
Common Equity Tier 1	10.13	9.99	10.16	10.26	9.91	10.13	9.91
Tier 1 risk-based capital	10.95	10.82	11.01	11.11	10.73	10.95	10.73
Total risk-based capital	12.83	12.73	12.92	13.09	12.64	12.83	12.64
Leverage	9.87	9.76	9.73	9.83	9.95	9.87	9.95
TRUST ASSETS
Assets under management	$39,663	$39,003	$39,588	$38,660	$37,613	$39,663	$37,613
OTHER DATA
Average full-time-equivalent employees	18,376	18,540	18,379	18,548	18,344	18,458	18,365
Branches	1,177	1,192	1,197	1,208	1,210	1,177	1,210

(a)	EPS may not foot due to rounding.

(b)	Assumes conversion of Common Share options and other stock awards as applicable.

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

Figure 2 presents certain non-GAAP financial measures related to “tangible common equity,” “return on tangible common equity,” “pre-provision net revenue,” “cash efficiency ratio,” and “Common Equity Tier 1 under the Regulatory Capital Rules (estimates).”

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

Figure 2. GAAP to Non-GAAP Reconciliations

		Three months ended					Six months ended
dollars in millions		6/30/2018	3/31/2018	12/31/2017	9/30/2017	6/30/2017	6/30/2018	6/30/2017
Tangible common equity to tangible assets at period-end
Key shareholders’ equity (GAAP)		$15,100	$14,944	$15,023	$15,249	$15,253
Less:	Intangible assets (a)	2,858	2,902	2,928	2,870	2,866
	Preferred Stock (b)	1,009	1,009	1,009	1,009	1,009
	Tangible common equity (non-GAAP)	$11,233	$11,033	$11,086	$11,370	$11,378
Total assets (GAAP)		$137,792	$137,049	$137,698	$136,733	$135,824
Less:	Intangible assets (a)	2,858	2,902	2,928	2,870	2,866
	Tangible assets (non-GAAP)	$134,934	$134,147	$134,770	$133,863	$132,958
	Tangible common equity to tangible assets ratio (non-GAAP)	8.32%	8.22%	8.23%	8.49%	8.56%
Average tangible common equity
Average Key shareholders’ equity (GAAP)		$15,032	$14,889	$15,268	$15,241	$15,200	$14,961	$15,192
Less:	Intangible assets (average) (c)	2,883	2,916	2,939	2,878	2,756	2,899	2,764
	Preferred Stock (average)	1,025	1,025	1,025	1,025	1,025	1,025	1,251
	Average tangible common equity (non-GAAP)	$11,124	$10,948	$11,304	$11,338	$11,419	$11,037	$11,177
Return on average tangible common equity from continuing operations
Net income (loss) from continuing operations attributable to Key common shareholders (GAAP)		$464	$402	$181	$349	$393	$866	$689
Average tangible common equity (non-GAAP)		11,124	10,948	11,304	11,338	11,419	11,037	11,177
Return on average tangible common equity from continuing operations (non-GAAP)		16.73%	14.89%	6.35%	12.21%	13.80%	15.82%	12.43%
Return on average tangible common equity consolidated
Net income (loss) attributable to Key common shareholders (GAAP)		$467	$404	$182	$350	$398	$871	$694
Average tangible common equity (non-GAAP)		11,124	10,948	11,304	11,338	11,419	11,037	11,177
Return on average tangible common equity consolidated (non-GAAP)		16.84%	14.97%	6.39%	12.25%	13.98%	15.91%	12.52%
Pre-provision net revenue
Net interest income (GAAP)		$979	$944	$938	$948	$973	$1,923	$1,891
Plus:	Taxable-equivalent adjustment	8	8	14	14	14	16	25
	Noninterest income (GAAP)	660	601	656	592	653	1,261	1,230
Less:	Noninterest expense (GAAP)	993	1,006	1,098	992	995	1,999	2,008
	Pre-provision net revenue from continuing operations (non-GAAP)	$654	$547	$510	$562	$645	$1,201	$1,138
Cash efficiency ratio
Noninterest expense (GAAP)		$993	$1,006	$1,098	$992	$995	$1,999	$2,008
Less:	Intangible asset amortization	25	29	26	25	22	54	44
Adjusted noninterest expense (non-GAAP)		$968	$977	$1,072	$967	$973	$1,945	$1,964
Net interest income (GAAP)		$979	$944	$938	$948	$973	$1,923	$1,891
Plus:	Taxable-equivalent adjustment	8	8	14	14	14	16	25
	Noninterest income (GAAP)	660	601	656	592	653	1,261	1,230
Total taxable-equivalent revenue (non-GAAP)		$1,647	$1,553	$1,608	$1,554	$1,640	$3,200	$3,146
Cash efficiency ratio (non-GAAP)		58.8%	62.9%	66.7%	62.2%	59.3%	60.8%	62.4%

Three months ended June 30, 2018
Common Equity Tier 1 under the Regulatory Capital Rules (estimates)
Common Equity Tier 1 under current Regulatory Capital Rules	$12,398
Adjustments from current Regulatory Capital Rules to the fully phased-in Regulatory Capital Rules:
Deferred tax assets and other intangible assets (d)	—
Common Equity Tier 1 anticipated under the fully phased-in Regulatory Capital Rules (e)	$12,398

Net risk-weighted assets under current Regulatory Capital Rules	$122,439
Adjustments from current Regulatory Capital Rules to the fully phased-in Regulatory Capital Rules:
Mortgage servicing assets (f)	727
Deferred tax assets	346
Total risk-weighted assets anticipated under the fully phased-in Regulatory Capital Rules (e)	$123,512

Common Equity Tier 1 ratio under the fully phased-in Regulatory Capital Rules (e)	10.04%

(a)
For the three months ended June 30, 2018, March 31, 2018, December 31, 2017, September 30, 2017, and June 30, 2017, intangible assets exclude $20 million, $23 million, $26 million, $30 million, and $33 million, respectively, of period-end purchased credit card receivables.

(b)	Net of capital surplus.

(c)
For the three months ended June 30, 2018, March 31, 2018, December 31, 2017, September 30, 2017, and June 30, 2017, average intangible assets exclude $21 million, $24 million, $28 million, $32 million, and $36 million, respectively, of average purchased credit card receivables. For the six months ended June 30, 2018, and June 30, 2017, average intangible assets exclude $23 million and $38 million, respectively, of average purchased credit card receivables.

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

(f)	Item is included in the 10%/15% exceptions bucket calculation and is risk-weighted at 250%.

Long-term financial targets

Our long-term financial targets are as follows:

•	Generate positive operating leverage and a cash efficiency ratio in the range of 54.0% to 56.0%;

•	Maintain a moderate risk profile by targeting a net loan charge-offs to average loans ratio in the range of .40% to .60%; and

•	Achieve a return on tangible common equity ratio in the range of 15.00% to 18.00%.

Figure 3 shows the evaluation of our long-term financial targets for the three and six months ended June 30, 2018.

Figure 3. Evaluation of Our Long-Term Targets

	Key Metrics (a)	2Q18	YTD 2018	Targets
Positive operating leverage	Cash efficiency ratio (b)	58.8%	60.8%	54.0 - 56.0%
Moderate Risk Profile	Net loan charge-offs to average loans	.27%	.26%	.40 - .60%
Financial Returns	Return on average tangible common equity (b)	16.73%	15.82%	15.00 - 18.00%

(a)	Calculated from continuing operations, unless otherwise noted.

(b)	Non-GAAP measure; see Figure 2 entitled “GAAP to Non-GAAP Reconciliations” for reconciliation.

Strategic developments

Our actions and results during the first six months of 2018 supported our corporate strategy described in the “Introduction” section under the “Corporate strategy” heading on page 38 of our 2017 Form 10-K.

•
We generated positive operating leverage during the second quarter of 2018 versus the second quarter of 2017 as our cash efficiency ratio improved to 58.8%, driven by continued revenue growth, as well as strong expense discipline. The performance of our fee-based businesses once again reflected our ability to offer a full range of solutions to our clients. Investment banking and debt placement fees for the second quarter of 2018 increased from a year ago, driven by strong advisory fees. Mortgage servicing fees also increased, benefiting from portfolio growth and an increase in special servicing fees.

•
Net loan charge-offs were .26% of average loans for the first six months of 2018, down from .29% for the same period one-year ago and below our targeted range. Total net loan charge-offs decreased during the first six months of 2018 compared to the year-ago period. Total loans charged off decreased in our real estate — residential mortgage and commercial lease financing loan portfolios. Partially offsetting these decreases in loan charge-offs were increases in total loans charged off in our commercial and industrial loan portfolio. Total loan loss recoveries for the first six months of 2018 were up slightly from the same period one year ago.

•
Capital management remains a priority for 2018. As previously reported, share repurchases of up to $800 million were included in the 2017 capital plan, which were effective through the second quarter of 2018. We completed $126 million of Common Share repurchases, including $123 million of Common Share repurchases in the open market and $3 million of Common Share repurchases related to employee equity compensation programs, in the second quarter of 2018 under this authorization. In April 2018, we submitted to the Federal Reserve and provided to the OCC our 2018 capital plan under the annual CCAR process. On June 28, 2018, the Federal Reserve announced that it did not object to our 2018 capital plan. Share repurchases of up to $1.225 billion were included in the 2018 capital plan, which is effective from the third quarter of 2018 through the second quarter of 2019.

•
Consistent with our 2017 capital plan, the Board declared a quarterly dividend of $.12 per Common Share for the second quarter of 2018. A dividend increase to $.17 per Common Share was also included in our 2018 capital plan which was approved and declared by our Board on July 11, 2018, for the third quarter of 2018.

•
On March 29, 2018, we announced that we had entered into a definitive agreement to sell Key Insurance & Benefits Services, Inc. to USI Insurance Services. We acquired Key Insurance & Benefits Services, Inc. as a part of the 2016 merger with First Niagara. We completed the sale to USI Insurance Services on May 4, 2018. At the close of the sale, we recognized a $73 million net gain on the sale during the second quarter of 2018.

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

Under the Regulatory Capital Rules, standardized approach banking organizations, such as KeyCorp and KeyBank, are required to meet the minimum capital and leverage ratios set forth in Figure 4 below. At June 30, 2018, Key had an estimated Common Equity Tier 1 Capital Ratio of 10.04% under the fully phased-in Regulatory Capital Rules. Also at June 30, 2018, based on the fully phased-in Regulatory Capital Rules, Key estimates that its capital and leverage ratios, after adjustment for market risk, would be as set forth in Figure 4.

Figure 4. Pro Forma Ratios vs. Minimum Capital Ratios Calculated Under the Fully Phased-In Regulatory Capital Rules

Ratios (including capital conservation buffer)	Key June 30, 2018 Pro forma	Minimum January 1, 2018	Phase-in Period	Minimum January 1, 2019
Common Equity Tier 1 (a)	10.04%	4.5%	None	4.5%
Capital conservation buffer (b)		—	1/1/16-1/1/19	2.5
Common Equity Tier 1 + Capital conservation buffer		4.5	1/1/16-1/1/19	7.0
Tier 1 Capital	10.85%	6.0	None	6.0
Tier 1 Capital + Capital conservation buffer		6.0	1/1/16-1/1/19	8.5
Total Capital	12.73%	8.0	None	8.0
Total Capital + Capital conservation buffer		8.0	1/1/16-1/1/19	10.5
Leverage (c)	9.87%	4.0	None	4.0

(a)	See Figure 2 entitled “GAAP to Non-GAAP Reconciliations,” which presents the computation of Common Equity Tier 1 capital under the fully phased-in regulatory capital rules.

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

We believe that, as of June 30, 2018, KeyBank (consolidated) satisfied the risk-based and leverage capital requirements necessary to be considered “well capitalized” for purposes of the PCA framework. However, investors should not regard this determination as a representation of the overall financial condition or prospects of KeyBank because the prompt corrective action framework is intended to serve a limited supervisory function. Moreover, it is important to note that the prompt corrective action framework does not apply to BHCs, like KeyCorp.

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

Subsequently, in February 2018, the Basel Committee released for public consultation a proposal to update the Pillar 3 disclosure framework, to more appropriately align it to the changes adopted under the Basel Committee’s final revisions to Basel III. The public consultation period ended on May 25, 2018. Before any action is taken by the federal banking agencies with respect to the revised Pillar 3 disclosure framework, it first must be adopted in final form by the Basel Committee, and the federal agencies must determine whether and to what extent they will implement the final revisions to Basel III released by the Basel Committee in December 2017.

In April 2018, the federal banking agencies released a joint proposal to amend their Regulatory Capital Rules to address the regulatory capital effects of forthcoming changes to GAAP set forth in Accounting Standards Update No. 2016-13, Topic 326, Financial Instruments - Credit Losses (ASU 2016-13), which introduces the current expected credit losses methodology. The proposal identifies which credit loss allowances under the new accounting standard would be eligible for inclusion in a banking organization’s regulatory capital and provides banking organizations with the option to phase in over a three-year period the adverse day-one regulatory capital effects of adoption of the new accounting standard on retained earnings, deferred tax assets, credit loss allowances, and average total consolidated assets. For SEC reporting companies, the new accounting standard will become effective for the first fiscal year starting after December 15, 2019. The banking agencies’ proposal was published in the Federal Register on May 14, 2018, with a 60-day public comment period that ended on July 13, 2018.

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

Under the proposed rule, a banking organization would not be subject to any limitations on capital distributions and discretionary bonus payments if it satisfies all minimum capital requirements and its capital conservation requirement (as amended to incorporate the stress capital buffer), stress leverage buffer requirement, and, if applicable, the advanced approaches capital conservation buffer requirement and supplementary leverage ratio standard (the latter two of which do not apply to KeyCorp). If it is adopted as a final rule, the proposal would be effective December 31, 2018; however, the stressed capital buffer and stress leverage buffer requirements would generally not be effective until October 1, 2019. The comment period for this proposal ended on June 25, 2018. Key expects that the proposal would have a marginally favorable impact on its capital requirements.

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

Under the Liquidity Coverage Rules, KeyCorp must calculate a Modified LCR on a monthly basis, and was required to satisfy a minimum Modified LCR requirement of 100% by January 1, 2017. At June 30, 2018, Key’s Modified LCR was above 100%. In the future, KeyCorp may change the composition of our investment portfolio, increase the size of the overall investment portfolio, and modify product offerings to enhance or optimize our liquidity position.

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

Resolution and recovery planning

BHCs with at least $50 billion in total consolidated assets, like KeyCorp, are required to periodically submit to the Federal Reserve and FDIC a plan discussing how the company could be rapidly and efficiently resolved if the company failed or experienced material financial distress. Insured depository institutions with at least $50 billion in total consolidated assets, like KeyBank, are also required to submit a resolution plan to the FDIC. These plans are due annually unless the requirement to submit the plans is deferred by the regulators. On December 1, 2017, KeyCorp submitted its resolution plan to the Federal Reserve and the FDIC. KeyBank submitted its resolution plan to the FDIC on June 20, 2018. KeyCorp will not be required to submit a resolution plan for 2018 because the FDIC and Federal Reserve deferred such requirement (for 14 firms, including KeyCorp) until December 2019. The Federal Reserve and FDIC make available on their websites the public sections of resolution plans for the companies, including KeyCorp and KeyBank, that submitted plans. The public section of the resolution plans of KeyCorp and KeyBank is available at http://www.federalreserve.gov/supervisionreg/resolution-plans.htm and https://www.fdic.gov/regulations/reform/resplans/.

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

Economic Growth, Regulatory Relief, and Consumer Protection Act

On May 24, 2018, President Trump signed the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”) into law. EGRRCPA made certain amendments to the Dodd-Frank Act and other federal banking laws. EGRRCPA raised, from $50 billion to $250 billion, the asset threshold above which the Federal Reserve is required to apply to BHCs enhanced prudential standards (including supervisory and company-run stress tests, resolution plan requirements, single counterparty credit limits, risk management requirements, and liquidity requirements) and early remediation requirements (collectively, “EPSs”). EPSs, which were imposed by Sections 165 and 166 of the Dodd-Frank Act, are discussed in more detail in Item 1. Business of our 2017 Form 10-K under the heading “Supervision and Regulation - Other Regulatory Developments under the Dodd-Frank Act - Enhanced prudential standards and early remediation requirements.”

EGRRCPA raised the asset threshold for applying EPSs to BHCs in two stages. BHCs having total consolidated assets less than $100 billion are no longer subject to such EPSs immediately upon enactment of this statute. BHCs having at least $100 billion but less than $250 billion in total consolidated assets (like KeyCorp) will be no longer subject to these requirements as of 18 months after the date of enactment. However, under this statute, the Federal Reserve is required, after the end of this 18-month period, to conduct periodic supervisory stress tests of BHCs with assets between $100 billion and $250 billion (like KeyCorp), and the requirement for a publicly traded BHC to have a risk committee continues to apply if a BHC has assets of at least $50 billion. In addition, EGRRCPA gives the Federal Reserve the authority, following certain notice and comment procedures, to continue to apply other EPSs to any such firm or firms (including KeyCorp) if it determines that the application of the EPS is appropriate to prevent or mitigate risks to financial stability or to promote the safety and soundness of the BHC or BHCs, taking into consideration the BHC’s or BHCs’ capital structure, riskiness, complexity, financial activities, size, and other relevant factors. The Federal Reserve is also authorized to exempt any BHC with assets between $100 billion and $250 billion from any EPS prior to the end of the 18-month period following enactment of EGRRCPA.

Subsequent to the enactment of EGRRCPA, the Federal Reserve indicated that it is developing a comprehensive proposal on application of EPSs to BHCs with total consolidated assets of more than $100 billion but less than $250 billion. However, the Federal Reserve did not indicate when this proposal would be issued for public comment.

In addition to raising the asset threshold for the application of EPSs to BHCs, EGRRCPA raised the asset threshold that triggers the requirement in Section 165(i)(2) of the Dodd-Frank Act for federally regulated banks (like KeyBank) to conduct company-run stress tests on an annual basis from $10 billion to $250 billion in total consolidated assets. This provision is effective 18 months after the date of enactment of EGRRCPA.

EGRRCPA also amended the capital requirements for certain acquisition, development, and construction loans. This statute allows the federal banking agencies to require depository institutions to assign a heightened risk weight to a high volatility commercial real estate (“HVCRE”) exposure under the Regulatory Capital Rules only if such exposure comes within the definition of an HVCRE ADC Loan as defined in EGRRCPA. The effect of this provision is to narrow the scope of exposures subject to a heightened risk weight. On July 6, 2018, the federal banking agencies issued a statement providing depository institutions (including KeyBank) and BHCs (including KeyCorp) with interim guidance concerning the application of this provision.

Single counterparty credit limits

On June 14, 2018, the Federal Reserve released a final rule establishing single counterparty credit limits for BHCs with $250 billion or more in total consolidated assets. The final rule, which implements Section 165(e) of the Dodd-Frank Act, limits the aggregate net credit exposure of such a BHC to a single counterparty to 25% of the BHC’s tier 1 capital and limits the aggregate net credit exposure of a global systemically important bank (“GSIB”) to another GSIB to 15% of the GSIB’s tier 1 capital. Although the final rule does not apply to KeyCorp, the Federal Reserve said that it will consider, at a later date, the extent to which credit exposure limits or other EPSs should be applied to BHCs with assets between $100 billion and $250 billion (such as KeyCorp).

Volcker Rule

On June 5, 2018, five federal agencies announced that they are requesting public comment on a proposal that would amend the Volcker Rule. The Volcker Rule implements Section 619 of the Dodd-Frank Act, which prohibits “banking entities,” such as KeyCorp, KeyBank, and their affiliates and subsidiaries, from owning, sponsoring, or having certain relationships with hedge funds and private equity funds (referred to as “covered funds”) and engaging in short-term proprietary trading of financial instruments, including securities, derivatives, commodity futures, and options on these instruments. The Volcker Rule is discussed in more detail in Item 1. Business of our 2017 Form 10-K under the heading “Supervision and Regulation - Other Regulatory Developments under the Dodd-Frank Act - Volcker Rule.”

The stated objective of the new proposal is to simplify and tailor compliance requirements relating to the Volcker Rule. Among other things, the new proposal would (1) tailor the rule’s compliance requirements based on the size of a firm’s trading assets and liabilities; (2) revise the term “trading account” by replacing the short-term intent-based prong with a new accounting-based prong; (3) modify the eligibility criteria for a banking entity to be able to rely on certain exemptions from the proprietary trading and covered fund prohibitions; and (4) simplify the trading activity information that a banking entity is required to provide to the agencies. In addition to requesting comment on the proposed changes, the five agencies requested comment on a large number of specific questions on various issues concerning implementation of the Volcker Rule. The proposal was published in the Federal Register on July 17, 2018, with comments due by September 17, 2018.

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

ERISA fiduciary standard

In April 2016, the Department of Labor published final rules and amendments to certain prohibited transaction exemptions regarding which service providers would be regarded as fiduciaries under ERISA for making investment advice recommendations to: (i) certain retirement plan fiduciaries, participants, or beneficiaries; and (ii) owners or beneficiaries of individual retirement accounts and health savings accounts, among other retirement plans. The purpose of the rules is to place fiduciary obligations, rather than the lesser legal obligations that currently apply, on these service providers. Accordingly, the rules subject any financial institution making recommendations for either the purchase or sale of investments in or rollover of the respective retirement plan to certain fiduciary obligations under ERISA such as an impartial conduct standard and not selling certain investment products whose compensation may raise a conflict of interest for the advisor without entering into a contract providing certain disclosures and legal remedies to the customer. Under the Department of Labor’s original rules, the impartial standard requirement for financial institutions and their advisors was to become effective April 10, 2017. However, in response to a Presidential Order, the Department of Labor extended the effective date to June 9, 2017. The contract provisions were required to be in place by January 1, 2018. However, on November 29, 2017, the Department of Labor extended the applicability of the contract rules until July 1, 2019, while it continues to review requested comments concerning whether to modify, further delay, or rescind these rules in whole or in part. On March 15, 2018, the United States Court of Appeals for the Fifth Circuit invalidated the rule in its entirety and issued a mandate on June 21, 2018, invalidating the rule on a nationwide basis.

Results of Operations

Earnings overview

The following chart provides a reconciliation of net income from continuing operations attributable to Key common shareholders for the three months ended June 30, 2017, to the three months ended June 30, 2018 (dollars in millions):
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

TE net interest income was $987 million for the second quarter of 2018, and the net interest margin was 3.19%, compared to TE net interest income of $987 million and a net interest margin of 3.30% for the second quarter of 2017. Second quarter 2018 net interest income included $28 million of purchase accounting accretion, a decline of $72 million from the second quarter of 2017. Excluding purchase accounting accretion, TE net interest income increased $72 million from the second quarter of 2017, and the net interest margin increased 13 basis points, reflecting the benefit from higher interest rates and higher earning asset balances.

For the six months ended June 30, 2018, TE net interest income increased $23 million from the same period last year to $1.9 billion and the net interest margin was 3.17%, compared to TE net interest income of $1.9 billion and a net interest margin of 3.21% for the prior year. Both net interest income and the net interest margin in 2018 benefited from higher interest rates and higher earning asset balances. These benefits were offset by continued expected declines in purchase accounting accretion. In 2018, we expect net interest income to be in the range of $3.95 billion to $4.05 billion.

Average loans were $88.6 billion for the second quarter of 2018, an increase of $2.1 billion compared to the second quarter of 2017, reflecting broad-based growth in commercial and industrial loans, partially offset by a decline in commercial real estate balances related to higher paydowns. For 2018, we anticipate average loans to be in the range of $88.5 billion to $89.5 billion.

Average deposits totaled $104.0 billion for the second quarter of 2018, an increase of $1.2 billion compared to the year-ago quarter, reflecting a shift to higher-yielding deposit products, as well as strength in Key’s retail banking franchise and growth from commercial relationships. The growth was partially offset by the managed exit of certain higher cost corporate and public sector deposits. For 2018, we anticipate average deposits to be in the range of $104.5 billion to $105.5 billion.

Figure 6. Consolidated Average Balance Sheets, Net Interest Income, and Yields/Rates and Components of Net Interest Income Changes from Continuing Operations

	Three months ended June 30, 2018			Three months ended June 30, 2017			Change in Net interest income due to
dollars in millions	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)	Volume	Yield/Rate	Total
ASSETS
Loans (b), (c)
Commercial and industrial (d)	$45,030	$485	4.32%	$40,666	$409	4.04%	$46	$30	$76
Real estate — commercial mortgage	14,055	172	4.89	15,096	187	4.97	(13)	(2)	(15)
Real estate — construction	1,789	23	4.97	2,204	31	5.51	(5)	(3)	(8)
Commercial lease financing	4,550	41	3.61	4,690	50	4.33	(1)	(8)	(9)
Total commercial loans	65,424	721	4.41	62,656	677	4.34	27	17	44
Real estate — residential mortgage	5,451	54	3.97	5,509	52	3.77	(1)	3	2
Home equity loans	11,601	135	4.67	12,473	135	4.31	(10)	10	—
Consumer direct loans	1,768	33	7.54	1,743	31	7.07	—	2	2
Credit cards	1,080	30	11.21	1,044	29	11.04	1	—	1
Consumer indirect loans	3,320	35	4.26	3,077	38	5.02	3	(6)	(3)
Total consumer loans	23,220	287	4.97	23,846	285	4.77	(7)	9	2
Total loans	88,644	1,008	4.56	86,502	962	4.46	20	26	46
Loans held for sale	1,375	16	4.50	1,082	9	3.58	3	4	7
Securities available for sale (b), (e)	17,443	97	2.13	17,997	90	1.97	(3)	10	7
Held-to-maturity securities (b)	12,226	72	2.36	10,469	55	2.09	10	7	17
Trading account assets	943	7	3.21	1,042	7	3.00	(1)	1	—
Short-term investments	2,015	8	1.76	1,970	5.96		—	3	3
Other investments (e)	710	5	3.08	687	3	1.87	—	2	2
Total earning assets	123,356	1,213	3.92	119,749	1,131	3.78	29	53	82
Allowance for loan and lease losses	(875)			(864)
Accrued income and other assets	13,897			13,606
Discontinued assets	1,241			1,477
Total assets	$137,619			$133,968

LIABILITIES
NOW and money market deposit accounts	$54,749	59.44		$54,416	34.25		—	25	25
Savings deposits	6,276	5.35		6,854	4.21		—	1	1
Certificates of deposit ($100,000 or more)	7,516	32	1.70	6,111	19	1.23	5	8	13
Other time deposits	4,949	16	1.22	4,650	9.77		1	6	7
Total interest-bearing deposits	73,490	112.61		72,031	66.36		6	40	46
Federal funds purchased and securities sold under repurchase agreements	1,475	5	1.41	466	—	.23	—	5	5
Bank notes and other short-term borrowings	1,116	7	2.27	1,216	4	1.43	—	3	3
Long-term debt (f), (g)	12,748	102	3.20	11,046	74	2.68	12	16	28
Total interest-bearing liabilities	88,829	226	1.02	84,759	144.68		18	64	82
Noninterest-bearing deposits	30,513			30,748
Accrued expense and other liabilities	2,002			1,782
Discontinued liabilities (g)	1,241			1,477
Total liabilities	122,585			118,766
EQUITY
Key shareholders’ equity	15,032			15,200
Noncontrolling interests	2			2
Total equity	15,034			15,202
Total liabilities and equity	$137,619			$133,968

Interest rate spread (TE)			2.90%			3.10%
Net interest income (TE) and net interest margin (TE)		987	3.19%		987	3.30%	$11	$(11)	—
TE adjustment (b)		8			14
Net interest income, GAAP basis		$979			$973

(a)	Results are from continuing operations. Interest excludes the interest associated with the liabilities referred to in (g), calculated using a matched funds transfer pricing methodology.

(b)
Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 21% and 35% for the three months ended June 30, 2018, and June 30, 2017, respectively.

(c)	For purposes of these computations, nonaccrual loans are included in average loan balances.

(d)	Commercial and industrial average balances include $126 million and $117 million of assets from commercial credit cards for the three months ended June 30, 2018, and June 30, 2017, respectively.

(e)	Yield is calculated on the basis of amortized cost.

(f)	Rate calculation excludes basis adjustments related to fair value hedges.

(g)	A portion of long-term debt and the related interest expense is allocated to discontinued liabilities as a result of applying our matched funds transfer pricing methodology to discontinued operations.

Figure 6. Consolidated Average Balance Sheets, Net Interest Income, and Yields/Rates and Components of Net Interest Income Changes from Continuing Operations

	Six months ended June 30, 2018			Six months ended June 30, 2017			Change in Net interest income due to
dollars in millions	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)	Volume	Yield/Rate	Total
ASSETS
Loans (b), (c)
Commercial and industrial (d)	$43,888	$919	4.22%	$40,336	$782	3.90%	$72	$65	$137
Real estate — commercial mortgage	14,070	337	4.83	15,142	351	4.68	(25)	11	(14)
Real estate — construction	1,872	45	4.80	2,278	57	5.01	(10)	(2)	(12)
Commercial lease financing	4,607	82	3.57	4,662	94	4.04	(1)	(11)	(12)
Total commercial loans	64,437	1,383	4.32	62,418	1,284	4.14	36	63	99
Real estate — residential mortgage	5,465	108	3.96	5,514	106	3.85	(1)	3	2
Home equity loans	11,738	269	4.61	12,542	266	4.27	(18)	21	3
Consumer direct loans	1,767	66	7.53	1,752	61	7.02	1	4	5
Credit cards	1,080	60	11.27	1,055	58	11.05	1	1	2
Consumer indirect loans	3,303	70	4.28	3,037	75	4.97	6	(11)	(5)
Total consumer loans	23,353	573	4.94	23,900	566	4.76	(11)	18	7
Total loans	87,790	1,956	4.49	86,318	1,850	4.31	25	81	106
Loans held for sale	1,282	28	4.31	1,135	22	3.95	3	3	6
Securities available for sale (b), (e)	17,665	192	2.09	18,586	185	1.96	(9)	16	7
Held-to-maturity securities (b)	12,134	141	2.33	10,230	106	2.07	21	14	35
Trading account assets	925	14	3.11	1,005	14	2.88	(1)	1	—
Short-term investments	2,032	16	1.64	1,791	8.88		1	7	8
Other investments (e)	716	11	3.02	698	7	2.07	—	4	4
Total earning assets	122,544	2,358	3.85	119,763	2,192	3.67	40	126	166
Allowance for loan and lease losses	(875)			(860)
Accrued income and other assets	13,982			13,712
Discontinued assets	1,272			1,508
Total assets	$136,923			$134,123

LIABILITIES
NOW and money market deposit accounts	$54,129	105.39		$54,356	66.24		—	39	39
Savings deposits	6,254	10.32		6,604	5.16		—	5	5
Certificates of deposit ($100,000 or more)	7,246	59	1.64	5,871	35	1.20	9	15	24
Other time deposits	4,907	29	1.17	4,677	18.77		1	10	11
Total interest-bearing deposits	72,536	203.56		71,508	124.35		10	69	79
Federal funds purchased and securities sold under repurchase agreements	1,448	9	1.26	629	1.28		2	6	8
Bank notes and other short-term borrowings	1,228	13	2.05	1,508	9	1.21	(2)	6	4
Long-term debt (f), (g)	12,608	194	3.08	10,940	142	2.61	23	29	52
Total interest-bearing liabilities	87,820	419.96		84,585	276.66		33	110	143
Noninterest-bearing deposits	30,747			30,922
Accrued expense and other liabilities	2,121			1,914
Discontinued liabilities (g)	1,272			1,509
Total liabilities	121,960			118,930
EQUITY
Key shareholders’ equity	14,961			15,192
Noncontrolling interests	2			1
Total equity	14,963			15,193
Total liabilities and equity	$136,923			$134,123

Interest rate spread (TE)			2.89%			3.01%
Net interest income (TE) and net interest margin (TE)		1,939	3.17%		1,916	3.21%	$7	$16	$23
TE adjustment (b)		16			25
Net interest income, GAAP basis		$1,923			$1,891

(a)	Results are from continuing operations. Interest excludes the interest associated with the liabilities referred to in (g) below, calculated using a matched funds transfer pricing methodology.

(b)
Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 21% and 35% for the six months ended June 30, 2018, and June 30, 2017, respectively.

(c)	For purposes of these computations, nonaccrual loans are included in average loan balances.

(d)	Commercial and industrial average balances include $123 million and $115 million of assets from commercial credit cards for the six months ended June 30, 2018, and June 30, 2017, respectively.

(e)	Yield is calculated on the basis of amortized cost.

(f)	Rate calculation excludes basis adjustments related to fair value hedges.

(g)
A portion of long-term debt and the related interest expense is allocated to discontinued liabilities as a result of applying Key’s matched funds transfer pricing methodology to discontinued operations.

Provision for credit losses
Our provision for credit losses was $64 million for the three months ended June 30, 2018, compared to $66 million for the three months ended June 30, 2017. The decrease of $2 million in our provision for credit losses was related to a decrease in net loan-charge offs during the first quarter of 2018 compared to one year ago. In 2018, we expect the provision to slightly exceed net loan charge-offs to provide for loan growth.

Noninterest income

As shown in Figure 7, noninterest income was $660 million for the second quarter of 2018, compared to $653 million for the year-ago quarter. Noninterest income represented 40% and 39% of total revenue for the three and six months ended June 30, 2018, respectively, compared to 40% and 39% for the three and six months ended June 30, 2017, respectively. In 2018, we expect noninterest income to be in the range of $2.5 billion to $2.6 billion.

The following discussion explains the composition of certain elements of our noninterest income and the factors that caused those elements to change.

Figure 7. Noninterest Income

(a)
Other noninterest income includes operating lease income and other leasing gains, corporate services income, corporate-owned life insurance income, consumer mortgage income, mortgage servicing fees, and other income. See the "Consolidated Statements of Income" in Item 1. Financial Statements of this report.

Trust and investment services income

Trust and investment services income consists of brokerage commissions, trust and asset management fees, and insurance income. The assets under management that primarily generate these revenues are shown in Figure 8. For the three months ended June 30, 2018, trust and investment services income decreased $6 million, or 4.5%, compared to the same period one year ago. For the six months ended June 30, 2018, trust and investment services income was down $8 million, or 3.0%, from the six months ended June 30, 2017. These decreases were a result of the sale of Key Insurance and Benefits Services in the second quarter of 2018.

A significant portion of our trust and investment services income depends on the value and mix of assets under management. At June 30, 2018, our bank, trust, and registered investment advisory subsidiaries had assets under management of $39.7 billion, compared to $37.6 billion at June 30, 2017. The increase in assets under management, as shown in Figure 8, was primarily attributable to market growth over the past 12 months.

Figure 8. Assets Under Management

in millions	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
Assets under management by investment type:
Equity	$24,125	$23,629	$24,081	$23,342	$22,824
Securities lending	977	837	947	876	807
Fixed income	11,276	11,098	10,930	11,009	10,819
Money market	3,285	3,439	3,630	3,433	3,163
Total assets under management	$39,663	$39,003	$39,588	$38,660	$37,613

Investment banking and debt placement fees

Investment banking and debt placement fees consists of syndication fees, debt and equity financing fees, financial adviser fees, gains on sales of commercial mortgages, and agency origination fees. Investment banking and debt placement fees increased $20 million, or 14.8%, from the year-ago quarter. For the six months ended June 30, 2018, investment banking and debt placement fees increased $36 million, or 13.7%, from the six months ended June 30, 2017. These increases were driven by growth in investment banking advisory fees, partially driven by the acquisition of Cain Brothers in the fourth quarter of 2017.

Cards and payments income

Cards and payments income, which consists of debit card, consumer and commercial credit card, and merchant services income, increased $1 million, or 1.4%, from the year-ago quarter. For the six months ended June 30, 2018, cards and payments income was down $2 million, or 1.5%, from the six months ended June 30, 2017. Cards and payments income and other expense were both impacted by the adoption of the new revenue recognition accounting standard. The new accounting standard had no impact to net income during 2018. Excluding the impact of the new revenue recognition accounting standard, cards and payments income increased for the three and six months ended June 30, 2018, driven by strength in our core products and the impact of the Key Merchant Services acquisition in the second quarter of 2017.

Service charges on deposit accounts

Service charges on deposit accounts increased $1 million, or 1.1%, for the three months ended June 30, 2018, compared to the same period one year ago. For the six months ended June 30, 2018, service charges on deposit accounts was up $3 million, or 1.7%, from the six months ended June 30, 2017. These increases were driven by an increase in account analysis fees.

Other noninterest income

Other noninterest income includes operating lease income and other leasing gains, corporate services income, corporate-owned life insurance income, consumer mortgage income, mortgage servicing fees, and other income. Other noninterest income decreased $9 million, or 4.0%, from the year-ago quarter. For the six months ended June 30, 2018, other noninterest income was up $2 million, or .5%, from the six months ended June 30, 2017. Other income included a $78 million gain related to the sale of Key Insurance and Benefits Services during the second quarter of 2018, compared to a $64 million gain from acquiring the remaining ownership in a merchant services joint venture in the second quarter of 2017. Operating lease income and other leasing gains were negatively impacted by a $42 million lease residual loss in the second quarter of 2018. Partially offsetting this was an increase in mortgage servicing fees, benefiting from portfolio growth and increases in special servicing fees.

Noninterest expense

As shown in Figure 9, noninterest expense was $1.0 billion for the second quarter of 2018 and second quarter of 2017. Figure 9 gives a breakdown of our major categories of noninterest expense as a percentage of total noninterest expense for the second quarter of 2018. In 2018, we expect noninterest expense to be in the range of $3.85 billion to $3.95 billion.

Figure 9. Noninterest Expense

(a)
Other noninterest expense includes equipment, operating lease expense, marketing, FDIC assessment, intangible asset amortization, OREO expense, net, and other expense. See the "Consolidated Statements of Income" in Item 1. Financial Statements of this report.

Personnel

As shown in Figure 10, personnel expense, the largest category of our noninterest expense, increased by $33 million, or 6.0%, for the three months ended June 30, 2018, compared to the same period one year ago. For the six months ended June 30, 2018, personnel expense was up $70 million, or 6.3%,from the six months ended June 30, 2017. These increases were partially due to efficiency-related expenses of $18 million (largely severance) in the second quarter of 2018. Recent acquisitions as well as accelerated technology investments and higher performance-based compensation also drove the increases for the three and six months end June 30, 2018.

Figure 10. Personnel Expense

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2018	2017	Amount	Percent	2018	2017	Amount	Percent
Salaries and contract labor	$341	$332	$9	2.7%	$680	$656	$24	3.7%
Incentive and stock-based compensation	147	137	10	7.3	292	264	28	10.6
Employee benefits	82	78	4	5.1	187	175	12	6.9
Severance	16	6	10	166.7	21	15	6	40.0
Total personnel expense	$586	$553	$33	6.0%	$1,180	$1,110	$70	6.3%

Net occupancy

Net occupancy expense increased $1 million, or 1.3%, for the second quarter of 2018, compared to the same period one year ago. The increase during the second quarter of 2018 was primarily due to higher property reserve expenses partially offset by lower rental expenses. For the six months ended June 30, 2018, net occupancy expense was down $8 million, or 4.8%, from the six months ended June 30, 2017. The decrease was primarily due to lower property reserve and rental expenses.

Other noninterest expense

Other noninterest expense includes equipment, operating lease expense, marketing, FDIC assessment, intangible asset amortization, OREO expenses, and other miscellaneous expense categories. Other noninterest expense decreased $38 million, or 14.4%, from the year-ago quarter. For the six months ended June 30, 2018, other noninterest expense was down $60 million, or 11.4%, from the six months ended June 30, 2017. The declines in other expense were primarily driven by a $20 million charitable contribution made in the first quarter of 2017 and an additional $20 million charitable contribution made during the second quarter of 2017. Other miscellaneous expenses also declined from the three and six months ended June 30, 2017. These declines are partially offset by higher operating lease expenses driven by increased volumes, and costs related to recent acquisitions.

Income taxes

We recorded tax expense from continuing operations of $103 million for the second quarter of 2018 and $158 million for the second quarter of 2017.

Our federal tax expense differs from the amount that would be calculated using the federal statutory tax rate, primarily because we generate income from investments in tax-advantaged assets, such as corporate-owned life insurance and credits associated with renewable energy and low-income housing investments, and make periodic adjustments to our tax reserves. Tax expense for the three months ended June 30, 2018, and June 30, 2017, was affected by net discrete income tax expense of $15 million and a net discrete income tax benefit of $3 million, respectively. Excluding the discrete income tax expense, the tax expense for the second quarter of 2018 was $88 million..

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

Figure 11 summarizes the contribution made by each major business segment to our “taxable-equivalent revenue from continuing operations” and “income (loss) from continuing operations attributable to Key” for the three- and six-month periods ended June 30, 2018, and June 30, 2017.

Figure 11. Major Business Segments — Taxable-Equivalent Revenue from Continuing Operations and Income (Loss) from Continuing Operations Attributable to Key

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2018	2017	Amount	Percent	2018	2017	Amount	Percent
REVENUE FROM CONTINUING OPERATIONS (TE)
Key Community Bank	$996	$998	$(2)	(.2)%	$1,954	$1,888	$66	3.5%
Key Corporate Bank	542	597	(55)	(9.2)	1,101	1,175	(74)	(6.3)
Other Segments	38	46	(8)	(17.4)	75	90	(15)	(16.7)
Total Segments	1,576	1,641	(65)	(4.0)	3,130	3,153	(23)	(.7)
Reconciling Items (a)	71	(1)	72	N/M	70	(7)	77	N/M
Total	$1,647	$1,640	$7.4%		$3,200	$3,146	$54	1.7%
INCOME (LOSS) FROM CONTINUING OPERATIONS ATTRIBUTABLE TO KEY
Key Community Bank	$244	$198	$46	23.2%	$441	$347	$94	27.1%
Key Corporate Bank	167	224	(57)	(25.4)	374	404	(30)	(7.4)
Other Segments	25	24	1	4.2	44	45	(1)	(2.2)
Total Segments	436	446	(10)	(2.2)	859	796	63	7.9
Reconciling Items (a)	43	(39)	82	N/M	36	(65)	101	N/M
Total	$479	$407	$72	17.7%	$895	$731	$164	22.4%

(a)	Reconciling items consist primarily of the unallocated portion of merger-related charges and items not allocated to the business segments because they do not reflect their normal operations.

Key Community Bank summary of operations

As shown in Figure 12, Key Community Bank recorded net income attributable to Key of $244 million for the second quarter of 2018, compared to $198 million for the same period one year ago, benefiting from momentum across Key's businesses, as well as a lower tax rate as a result of tax reform.

TE net interest income increased in the second quarter of 2018 compared to the second quarter of 2017, primarily attributable to the benefit from higher interest rates and growth in loans, partially offset by lower purchase accounting accretion. Average loans and leases increased from the year-ago quarter largely driven by a $1.1 billion, or 5.8%, increase in commercial and industrial loans.

The provision for credit losses decreased from the year-ago quarter. Net loan charge-offs decreased $13 million, or 27.7%, from the second quarter of 2017, as overall credit quality remained favorable.

Noninterest income was down from the year-ago quarter, driven by a merchant services gain in the second quarter of 2017. Noninterest income, excluding the merchant services gain in the year-ago period, increased primarily due to higher assets under management from market growth.

Noninterest expense increased from the year-ago quarter. Personnel expense increased $11 million, primarily driven by recent acquisitions and ongoing investments, including residential mortgage investments and HelloWallet. Nonpersonnel expense decreased by $7 million, driven by a charitable contribution in the second quarter of 2017, which was partially offset by higher technology development costs.

Figure 12. Key Community Bank

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2018	2017	Amount	Percent	2018	2017	Amount	Percent
SUMMARY OF OPERATIONS
Net interest income (TE)	$715	$676	$39	5.8%	$1,403	$1,305	$98	7.5%
Noninterest income	281	322	(41)	(12.7)	551	583	(32)	(5.5)
Total revenue (TE)	996	998	(2)	(.2)	1,954	1,888	66	3.5
Provision for credit losses	38	47	(9)	(19.1)	86	94	(8)	(8.5)
Noninterest expense	639	635	4.6		1,290	1,241	49	3.9
Income (loss) before income taxes (TE)	319	316	3.9		578	553	25	4.5
Allocated income taxes (benefit) and TE adjustments	75	118	(43)	(36.4)	137	206	(69)	(33.5)
Net income (loss) attributable to Key	$244	$198	$46	23.2%	$441	$347	$94	27.1%
AVERAGE BALANCES
Loans and leases	$47,984	$47,477	$507	1.1%	$47,833	$47,282	$551	1.2%
Total assets	51,866	51,441	425.8		51,736	51,215	521	1.0
Deposits	80,930	79,601	1,329	1.7	80,440	79,375	1,065	1.3
Assets under management at period end	$39,663	$37,613	$2,050	5.5%	$39,663	$37,613	$2,050	5.5%

ADDITIONAL KEY COMMUNITY BANK DATA

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2018	2017	Amount	Percent	2018	2017	Amount	Percent
NONINTEREST INCOME
Trust and investment services income	$92	$86	$6	7.0%	$181	$168	$13	7.7%
Services charges on deposit accounts	77	77	—	—	153	152	1.7
Cards and payments income	59	60	(1)	(1.7)	110	116	(6)	(5.2)
Other noninterest income	53	99	(46)	(46.5)	107	147	(40)	(27.2)
Total noninterest income	$281	$322	$(41)	(12.7)%	$551	$583	$(32)	(5.5)%
AVERAGE DEPOSITS OUTSTANDING
NOW and money market deposit accounts	$45,112	$45,127	$(15)	—	$44,704	$44,954	$(250)	(.6)%
Savings deposits	5,078	5,293	(215)	(4.1)%	5,067	5,281	(214)	(4.1)
Certificates of deposits ($100,000 or more)	5,232	4,016	1,216	30.3	5,097	3,947	1,150	29.1
Other time deposits	4,934	4,640	294	6.3	4,895	4,666	229	4.9
Noninterest-bearing deposits	20,574	20,525	49.2		20,677	20,527	150.7
Total deposits	$80,930	$79,601	$1,329	1.7%	$80,440	$79,375	$1,065	1.3%
HOME EQUITY LOANS
Average balance	$11,496	$12,330
Combined weighted-average loan-to-value ratio (at date of origination)	70%	71%
Percent first lien positions	60	60
OTHER DATA
Branches	1,177	1,210
Automated teller machines	1,537	1,589

Key Corporate Bank summary of operations

As shown in Figure 13, Key Corporate Bank recorded net income attributable to Key of $167 million for the second quarter of 2018, compared to $224 million for the same period one year ago.

TE net interest income decreased in the second quarter of 2018 compared to the second quarter of 2017. The decline is primarily related to $33 million of lower purchase accounting accretion, as well as loan spread compression. Average loans and leases increased from the year-ago quarter driven by broad-based growth in commercial and industrial loans. Average deposit balances decreased from the year-ago quarter due to the managed exit of higher cost corporate and public sector deposits offsetting growth in core deposits.

The provision for credit losses increased compared to the second quarter of 2017, mostly due to higher net loan charge-offs.

Noninterest income was down from the prior year. This decrease was largely due to a decline in operating lease income and other leasing gains, driven by a lease residual loss in the second quarter of 2018. Other declines included other noninterest income mostly due to a merchant services gain in the year-ago period. These decreases were slightly offset by higher investment banking and debt placement fees related to strength in advisory fees, including benefit from the acquisition of Cain Brothers, as well as an increase in corporate services income from higher derivatives revenue.

Noninterest expense increased from the second quarter of 2017. The increase from the prior year was largely related to acquisitions and investments throughout the year, which drove an increase in personnel expense and intangible asset amortization. Operating lease expense also increased compared to the year-ago period.

Figure 13. Key Corporate Bank

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2018	2017	Amount	Percent	2018	2017	Amount	Percent
SUMMARY OF OPERATIONS
Net interest income (TE)	$277	$312	$(35)	(11.2)%	$549	$616	$(67)	(10.9)%
Noninterest income	265	285	(20)	(7.0)	552	559	(7)	(1.3)
Total revenue (TE)	542	597	(55)	(9.2)	1,101	1,175	(74)	(6.3)
Provision for credit losses	28	19	9	47.4	42	36	6	16.7
Noninterest expense	326	297	29	9.8	640	603	37	6.1
Income (loss) before income taxes (TE)	188	281	(93)	(33.1)	419	536	(117)	(21.8)
Allocated income taxes and TE adjustments	21	57	(36)	(63.2)	45	133	(88)	(66.2)
Net income (loss)	$167	$224	$(57)	(25.4)	$374	$403	$(29)	(7.2)
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	(1)	1	N/M
Net income (loss) attributable to Key	$167	$224	$(57)	(25.4)%	$374	$404	$(30)	(7.4)%
AVERAGE BALANCES
Loans and leases	$39,710	$37,704	$2,006	5.3%	$38,989	$37,696	$1,293	3.4%
Loans held for sale	1,299	1,000	299	29.9	1,209	1,048	161	15.4
Total assets	47,213	44,131	3,082	7.0	46,386	44,128	2,258	5.1
Deposits	21,057	21,145	(88)	(.4)%	20,937	21,074	(137)	(.7)%

ADDITIONAL KEY CORPORATE BANK DATA

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2018	2017	Amount	Percent	2018	2017	Amount	Percent
NONINTEREST INCOME
Trust and investment services income	$29	$35	$(6)	(17.1)%	$58	$73	$(15)	(20.5)%
Investment banking and debt placement fees	153	134	19	14.2	294	258	36	14.0
Operating lease income and other leasing gains	(10)	22	(32)	N/M	17	43	(26)	(60.5)

Corporate services income	44	38	6	15.8	87	75	12	16.0
Service charges on deposit accounts	13	13	—	—	26	25	1	4.0
Cards and payments income	12	10	2	20.0	23	19	4	21.1
Payments and services income	69	61	8	13.1	136	119	17	14.3

Mortgage servicing fees	19	12	7	58.3	36	28	8	28.6
Other noninterest income	5	21	(16)	(76.2)	11	38	(27)	(71.1)
Total noninterest income	$265	$285	$(20)	(7.0)%	$552	$559	$(7)	(1.3)%

Other Segments

Other Segments consist of Corporate Treasury, Key’s Principal Investing unit, and various exit portfolios. Other Segments generated net income attributable to Key of $25 million for the second quarter of 2018, compared to $24 million for the same period last year.

Financial Condition

Loans and loans held for sale

Figure 14. Breakdown of Loans at June 30, 2018

(a)	Other consumer loans include Consumer direct loans, Credit cards, and Consumer indirect loans. See Note 3 (“Loan Portfolio”) Item 1. Financial Statements of this report.

At June 30, 2018, total loans outstanding from continuing operations were $88.2 billion, compared to $86.4 billion at December 31, 2017. For more information on balance sheet carrying value, see Note 1 (“Summary of Significant Accounting Policies”) under the headings “Loans” and “Loans Held for Sale” on page 100 of our 2017 Form 10-K.

Commercial loan portfolio

Commercial loans outstanding were $65.0 billion at June 30, 2018, an increase of $2.2 billion, or 3.6%, compared to December 31, 2017, primarily driven by an increase in commercial and industrial loans. Figure 15 provides our commercial loan portfolios by industry classification at June 30, 2018, and December 31, 2017.

Figure 15. Commercial Loans by Industry

June 30, 2018	Commercial and industrial	Commercial real estate	Commercial lease financing	Total commercial loans	Percent of total
dollars in millions
Industry classification:
Agricultural	$799	$151	$89	$1,039	1.6%
Automotive	1,967	466	58	2,491	3.8
Business products	2,087	145	51	2,283	3.5
Business services	2,820	146	241	3,207	4.9
Commercial real estate	5,775	10,670	21	16,466	25.4
Construction materials and contractors	1,796	250	187	2,233	3.4
Consumer discretionary	3,719	545	534	4,798	7.4
Consumer services	3,062	786	201	4,049	6.2
Equipment	1,546	122	82	1,750	2.7
Financial	4,936	53	346	5,335	8.2
Healthcare	3,257	2,138	385	5,780	8.9
Materials manufacturing and mining	1,870	93	132	2,095	3.2
Media	399	19	66	484.8
Oil and gas	1,379	34	50	1,463	2.3
Public exposure	2,662	50	989	3,701	5.7
Technology	579	10	7	596.9
Transportation	1,417	214	765	2,396	3.7
Utilities	3,958	6	305	4,269	6.6
Other	541	—	—	541.8
Total	$44,569	$15,898	$4,509	$64,976	100.0%

December 31, 2017	Commercial and industrial	Commercial real estate	Commercial lease financing	Total commercial loans	Percent of total
dollars in millions
Industry classification:
Agricultural	$742	$156	$100	$998	1.5%
Automotive	2,156	474	73	2,703	4.3
Business products	1,845	148	52	2,045	3.3
Business services	2,711	158	245	3,114	5.0
Commercial real estate	5,595	10,392	23	16,010	25.5
Construction materials and contractors	1,693	320	162	2,175	3.5
Consumer discretionary	3,646	565	542	4,753	7.6
Consumer services	3,005	937	262	4,204	6.7
Equipment	1,505	137	118	1,760	2.8
Financial	4,081	62	341	4,484	7.1
Healthcare	3,246	2,233	389	5,868	9.4
Materials manufacturing and mining	1,819	113	133	2,065	3.3
Media	364	21	42	427.7
Oil and gas	1,095	21	51	1,167	1.9
Public exposure	2,783	52	1,055	3,890	6.2
Technology	579	3	8	590.9
Transportation	1,418	242	890	2,550	4.1
Utilities	3,067	6	340	3,413	5.4
Other	509	8	—	517.8
Total	$41,859	$16,048	$4,826	$62,733	100.0%

Commercial and industrial. Commercial and industrial loans are the largest component of our loan portfolio, representing 51% of our total loan portfolio at June 30, 2018, and 48% at December 31, 2017. This portfolio is approximately 83% variable rate and consists of loans originated in both Key Corporate Bank and Key Community Bank to large corporate, middle market, and small business clients.

Commercial and industrial loans totaled $44.6 billion at June 30, 2018, an increase of $2.7 billion, or 6.5%, compared to December 31, 2017. The growth was broad-based and spread across most industry categories, including increased lending in the financial and utilities industries, which combined accounted for approximately 64% of the growth at June 30, 2018.

Commercial real estate loans. Our commercial real estate portfolio includes both mortgage and construction loans, and is originated through two primary sources: our 15-state banking franchise, and KeyBank
Real Estate Capital, a national line of business that cultivates relationships with owners of commercial real estate located both within and beyond the branch system. Approximately 69% of our average commercial real estate loans are generated by our KeyBank Real Estate Capital line of business. Nonowner-occupied properties, generally properties for which at least 50% of the debt service is provided by rental income from nonaffiliated third parties, represented 80% of total commercial real estate loans outstanding at June 30, 2018. Construction loans, which provide a stream of funding for properties not fully leased at origination to support debt service payments over the term of the contract or project, represented 11% of commercial real estate loans at period end.

At June 30, 2018, commercial real estate loans totaled $15.9 billion, which includes $1.7 billion of construction loans. Compared to December 31, 2017, this portfolio decreased $150 million, or .9%. We continue to focus primarily on owners of completed and stabilized commercial real estate in accordance with our relationship strategy.

As shown in Figure 16, our commercial real estate loan portfolio includes various property types and geographic locations of the underlying collateral. These loans include commercial mortgage and construction loans in both Key
Community Bank and Key Corporate Bank.

Figure 16. Commercial Real Estate Loans

	Geographic Region							Total	Percent of Total	Construction	Commercial Mortgage
dollars in millions	West	Southwest	Central	Midwest	Southeast	Northeast	National
June 30, 2018
Nonowner-occupied:
Retail properties	$158	$129	$115	$184	$195	$775	$355	$1,911	12.0%	$173	$1,738
Multifamily properties	407	278	817	424	952	1,922	298	5,098	32.1	1,099	3,999
Health facilities	79	—	55	135	190	773	622	1,854	11.7	30	1,824
Office buildings	253	14	92	119	152	992	65	1,687	10.6	94	1,593
Warehouses	92	25	17	39	57	347	100	677	4.2	79	598
Manufacturing facilities	21	—	15	21	24	69	67	217	1.4	13	204
Hotels/Motels	39	—	29	—	4	185	31	288	1.8	4	284
Residential properties	1	—	—	4	19	165	—	189	1.2	76	113
Land and development	23	—	5	3	1	61	—	93.6		69	24
Other	36	8	37	40	2	341	164	628	3.9	19	609
Total nonowner-occupied	1,109	454	1,182	969	1,596	5,630	1,702	12,642	79.5	1,656	10,986
Owner-occupied	846	13	251	530	40	1,576	—	3,256	20.5	80	3,176
Total	$1,955	$467	$1,433	$1,499	$1,636	$7,206	$1,702	15,898	100.0%	$1,736	$14,162
December 31, 2017
Total	$2,071	$387	$1,320	$1,730	$1,939	$7,758	$843	$16,048		$1,960	$14,088
June 30, 2018
Nonowner-occupied:
Nonperforming loans	—	—	—	$1	$10	$9		$20	N/M	—	$20
Accruing loans past due 90 days or more	$8	—	—	—	—	19	—	27	N/M	8	19
Accruing loans past due 30 through 89 days	9	—	—	7	1	49	62	128	N/M	$2	126

West –	Alaska, California, Hawaii, Idaho, Montana, Oregon, Washington, and Wyoming
Southwest –	Arizona, Nevada, and New Mexico
Central –	Arkansas, Colorado, Oklahoma, Texas, and Utah
Midwest –	Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, and Wisconsin
Southeast –	Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, Washington D.C., and West Virginia
Northeast –	Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, and Vermont
National –	Accounts in three or more regions

Consumer loan portfolio

Consumer loans outstanding decreased by $426 million, or 1.8%, from December 31, 2017, driven by continued declines in the home equity loan portfolio, largely the result of paydowns on home equity lines of credit.

The home equity portfolio is comprised of loans originated by our Key Community Bank within our 15-state footprint and is the largest segment of our consumer loan portfolio, representing 50% of consumer loans outstanding at June 30, 2018.

As shown in Figure 12, we held the first lien position for approximately 60% of the Key Community Bank home equity portfolio at both June 30, 2018, and June 30, 2017. For loans with real estate collateral, we track borrower performance monthly. Regardless of the lien position, credit metrics are refreshed quarterly, including recent FICO scores as well as updated loan-to-value ratios. This information is used in establishing the ALLL. Our methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” beginning on page 102 of our 2017 Form 10-K.

Figure 17. Consumer Loans by State

June 30, 2018	Real estate — residential mortgage	Home equity loans	Consumer direct loans	Credit cards	Consumer indirect loans	Total
State
New York	$1,164	$2,995	$386	$395	$741	$5,681
Ohio	439	1,591	387	244	375	3,036
Washington	671	1,758	224	100	13	2,766
Pennsylvania	293	763	72	47	242	1,417
California	51	31	13	4	46	145
Connecticut	1,160	406	22	21	148	1,757
Colorado	235	519	78	34	2	868
Oregon	348	917	85	44	3	1,397
Texas	1	17	8	3	21	50
Massachusetts	246	51	21	5	325	648
Other	844	2,471	489	197	1,480	5,481
Total	$5,452	$11,519	$1,785	$1,094	$3,396	$23,246

December 31, 2017
Total	$5,483	$12,028	$1,794	$1,106	$3,261	$23,672

Loan sales

As shown in Figure 18, during the first six months of 2018, we sold $5.7 billion of loans. Sales of loans classified as held for sale generated net gains of $89 million in the first six months of 2018.

Figure 18 summarizes our loan sales for the first six months of 2018 and all of 2017.

Figure 18. Loans Sold (Including Loans Held for Sale)

in millions	Commercial	Commercial Real Estate	Commercial Lease Financing	Residential Real Estate	Total
2018
Second quarter	$253	$2,266	$144	$308	$2,971
First quarter	141	2,251	66	284	2,742
Total	$394	$4,517	$210	$592	$5,713
2017
Fourth quarter	$88	$3,394	$81	$275	$3,838
Third quarter	337	2,534	93	279	3,243
Second quarter	205	2,097	14	230	2,546
First quarter	49	2,011	83	194	2,337
Total	$679	$10,036	$271	$978	$11,964

Figure 19 shows loans that are either administered or serviced by us, but not recorded on the balance sheet; this includes loans that were sold.

Figure 19. Loans Administered or Serviced

in millions	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
Commercial real estate loans	$256,062	$246,089	$238,718	$224,361	$218,667
Residential mortgage	4,893	4,585	4,582	4,458	4,345
Education loans	845	888	932	974	1,019
Commercial lease financing	915	873	862	856	833
Commercial loans	518	498	488	458	446
Total	$263,233	$252,933	$245,582	$231,107	$225,310

In the event of default by a borrower, we are subject to recourse with respect to approximately $3.5 billion of the $263.2 billion of loans administered or serviced at June 30, 2018. Additional information about this recourse arrangement is included in Note 15 (“Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with FNMA.”

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

Securities

Our securities portfolio totaled $29.7 billion at June 30, 2018, compared to $30.0 billion at December 31, 2017. Available-for-sale securities were $17.4 billion at June 30, 2018, compared to $18.1 billion at December 31, 2017. Held-to-maturity securities were $12.3 billion at June 30, 2018, and $11.8 billion at December 31, 2017.

As shown in Figure 20, all of our mortgage-backed securities, which include both securities available for sale and held-to-maturity securities, are issued by government-sponsored enterprises or GNMA and traded in liquid secondary markets. These securities are recorded on the balance sheet at fair value for the available-for-sale portfolio and at amortized cost for the held-to-maturity portfolio. For more information about these securities, see Note 5 (“Fair Value Measurements”) under the heading “Qualitative Disclosures of Valuation Techniques,” and Note 6 (“Securities”).

Figure 20. Mortgage-Backed Securities by Issuer

in millions	June 30, 2018	December 31, 2017
FHLMC	$5,635	$5,897
FNMA	10,336	10,328
GNMA	13,485	13,543
Total (a)	$29,456	$29,768

(a)	Includes securities held in the available-for-sale and held-to-maturity portfolios.

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

Figure 21 shows the composition, yields, and remaining maturities of our securities available for sale. For more information about these securities, including gross unrealized gains and losses by type of security and securities pledged, see Note 6 (“Securities”).

Figure 21. Securities Available for Sale

dollars in millions	U.S. Treasury, Agencies, and Corporations	States and Political Subdivisions	Agency Residential Collateralized Mortgage Obligations (a)	Agency Residential Mortgage-backed Securities (a)	Agency Commercial Mortgage-backed Securities (a)	Other Securities	Total	Weighted-Average Yield (b)
June 30, 2018
Remaining maturity:
One year or less	—	$2	$96	$15	—	—	$113	3.30%
After one through five years	$144	5	8,376	1,206	$1,851	$20	11,602	2.11
After five through ten years	1	—	5,422	131	82	—	5,636	2.43
After ten years	1	—	—	15	—	—	16	3.05
Fair value	$146	$7	$13,894	$1,367	$1,933	$20	$17,367	—
Amortized cost	150	7	14,435	1,407	2,041	17	18,057	2.23%
Weighted-average yield (b)	1.78%	5.26%	2.22%	2.21%	2.33%	—	2.23%	—
Weighted-average maturity	3.9 years	1.6 years	4.8 years	4.1 years	4.0 years	2.4 years	4.6 years	—
December 31, 2017
Fair value	$157	$9	$14,660	$1,439	$1,854	$20	$18,139	—
Amortized cost	159	9	14,985	1,456	1,920	17	18,546	2.09%

(a)	Maturity is based upon expected average lives rather than contractual terms.

(b)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a TE basis using the statutory federal income tax rate in effect that calendar year.

Held-to-maturity securities

Federal agency CMOs and mortgage-backed securities constitute essentially all of our held-to-maturity securities. The remaining balance is comprised of foreign bonds. Figure 22 shows the composition, yields, and remaining maturities of these securities.

Figure 22. Held-to-Maturity Securities

dollars in millions	Agency Residential Collateralized Mortgage Obligations (a)	Agency Residential Mortgage-backed Securities (a)	Agency Commercial Mortgage-backed Securities (a)	Other Securities	Total	Weighted-Average Yield (b)
June 30, 2018
Remaining maturity:
One year or less	$34	—	—	$9	$43	2.36%
After one through five years	4,569	—	$2,078	6	6,653	2.38
After five through ten years	3,096	$531	1,954	—	5,581	2.41
After ten years	—	—	—	—	—	—
Amortized cost	$7,699	$531	$4,032	$15	$12,277	2.39%
Fair value	7,328	514	3,878	15	11,735	—
Weighted-average yield	2.10%	2.69%	2.92%	2.85%	2.39%	—
Weighted-average maturity	4.8 years	6.5 years	6.3 years	1.1 years	5.3 years	—
December 31, 2017
Amortized cost	$8,055	$574	$3,186	$15	$11,830	2.27%
Fair value	7,831	571	3,148	15	11,565	—

(a)	Maturity is based upon expected average lives rather than contractual terms.

(b)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a TE basis using the statutory federal income tax rate in effect that calendar year.

Deposits and other sources of funds

Figure 23. Breakdown of Deposits at June 30, 2018
Deposits are our primary source of funding. At June 30, 2018, our deposits totaled $104.5 billion, a decrease of $687 million compared to December 31, 2017. Noninterest-bearing deposits decreased $2.9 billion, as clients shift to higher-yielding deposit products. Partly offsetting the decline in noninterest-bearing deposits were increases in NOW and money market deposit accounts, which increased $1.4 billion, and certificates of deposits and other time deposits, which increased $843 million, reflecting the shift to higher-yielding deposit products, as well as strength in Key’s retail banking franchise and growth from commercial relationships.

Wholesale funds, consisting of short-term borrowings and long-term debt, totaled $16.2 billion at June 30, 2018, compared to $15.3 billion at December 31, 2017. The increase in wholesale funds from December 31, 2017, reflects an increase in short-term borrowings as a result of strong commercial loan growth and seasonal deposit outflows.

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
Dividends

Consistent with our 2017 capital plan, we paid a quarterly dividend of $.12 per Common Share for the second quarter of 2018. We made a payment of $12.50 per depositary share on the depositary shares related to our Series D Preferred Stock during the second quarter of 2018, for a total of $6 million. We made a payment of $.382813 per depositary share on the depositary shares related to our Series E Preferred Stock during the second quarter of 2018, for a total of $8 million.

Further information regarding the capital planning process and CCAR is included under the heading “Capital planning and stress testing” in the “Supervision and Regulation” section beginning on page 12 of our 2017 Form 10-K.

Common shares outstanding

Our Common Shares are traded on the NYSE under the symbol KEY with 35,305 holders of record at June 30, 2018. Our book value per Common Share was $13.29 based on 1.059 billion shares outstanding at June 30, 2018, compared to $13.09 per Common Share based on 1.069 billion shares outstanding at December 31, 2017. At June 30, 2018, our tangible book value per Common Share was $10.59, compared to $10.35 per Common Share at December 31, 2017.

Figure 24 shows activities that caused the change in outstanding common shares over the past five quarters.

Figure 24. Changes in Common Shares Outstanding

	2018		2017
in thousands	Second	First	Fourth	Third	Second
Shares outstanding at beginning of period	1,064,939	1,069,084	1,079,039	1,092,739	1,097,479
Open market repurchases and return of shares under employee compensation plans	(6,259)	(9,399)	(10,617)	(15,298)	(5,072)
Shares issued under employee compensation plans (net of cancellations)	264	5,254	662	1,598	332
Shares outstanding at end of period	1,058,944	1,064,939	1,069,084	1,079,039	1,092,739

As shown above, Common Shares outstanding decreased by 6.0 million shares during the second quarter of 2018. This decrease was primarily due to common share repurchases under our 2017 capital plan.

At June 30, 2018, we had 197.8 million treasury shares, compared to 187.6 million treasury shares at December 31, 2017. Going forward we expect to reissue treasury shares as needed in connection with stock-based compensation awards and for other corporate purposes.

Information on repurchases of Common Shares by KeyCorp is included in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this report.

Capital adequacy

Capital adequacy is an important indicator of financial stability and performance. All of our capital ratios remained in excess of regulatory requirements at June 30, 2018. Our capital and liquidity levels are intended to position us to weather an adverse operating environment while continuing to serve our clients’ needs, as well as to meet the Regulatory Capital Rules described in the “Supervision and regulation” section of Item 2 of this report. Our shareholders’ equity to assets ratio was 10.96% at June 30, 2018, compared to 10.91% at December 31, 2017. Our tangible common equity to tangible assets ratio was 8.32% at June 30, 2018, compared to 8.23% at December 31, 2017. The minimum capital and leverage ratios under the Regulatory Capital Rules together with the estimated ratios of KeyCorp at June 30, 2018, calculated on a fully phased-in basis, are set forth under the heading “Basel III” in the “Supervision and Regulation” section in Item 1 of our 2017 Form 10-K.

Figure 25 represents the details of our regulatory capital positions at June 30, 2018, and December 31, 2017, under the Regulatory Capital Rules. Information regarding the regulatory capital ratios of KeyCorp’s banking subsidiaries is presented annually, in Note 24 (“Shareholders' Equity”) beginning on page 182 of our 2017 Form 10-K.

Figure 25. Capital Components and Risk-Weighted Assets

	dollars in millions	June 30, 2018	December 31, 2017
COMMON EQUITY TIER 1
Key shareholders’ equity (GAAP)		$15,100	$15,023
Less:	Preferred Stock (a)	1,009	1,009
	Common Equity Tier 1 capital before adjustments and deductions	14,091	14,014
Less:	Goodwill, net of deferred taxes	2,464	2,495
	Intangible assets, net of deferred taxes	287	266
	Deferred tax assets	64	2
	Net unrealized gains (losses) on available-for-sale securities, net of deferred taxes	(527)	(311)
	Accumulated gains (losses) on cash flow hedges, net of deferred taxes	(209)	(122)
	Amounts in AOCI attributed to pension and postretirement benefit costs, net of deferred taxes	(386)	(391)
	Total Common Equity Tier 1 capital	$12,398	$12,075
TIER 1 CAPITAL
Common Equity Tier 1		$12,398	$12,075
Additional Tier 1 capital instruments and related surplus		1,009	1,009
Less:	Deductions	—	1
	Total Tier 1 capital	13,407	13,083
TIER 2 CAPITAL
Tier 2 capital instruments and related surplus		1,343	1,310
Allowance for losses on loans and liability for losses on lending-related commitments (b)		961	952
Less:	Deductions	—	—
	Total Tier 2 capital	2,304	2,262
	Total risk-based capital	$15,711	$15,345
RISK-WEIGHTED ASSETS
Risk-weighted assets on balance sheet		$96,845	$94,735
Risk-weighted off-balance sheet exposure		24,314	23,058
Market risk-equivalent assets		1,280	1,019
Gross risk-weighted assets		122,439	118,812
Less:	Excess allowance for loan and lease losses	—	—
	Net risk-weighted assets	$122,439	$118,812
AVERAGE QUARTERLY TOTAL ASSETS		$135,812	$134,484
CAPITAL RATIOS
Tier 1 risk-based capital		10.95%	11.01%
Total risk-based capital		12.83	12.92
Leverage (c)		9.87	9.73
Common Equity Tier 1		10.13	10.16

(a)	Net of capital surplus.

(b)
The ALLL included in Tier 2 capital is limited by regulation to 1.25% of the institution’s standardized total risk-weighted assets (excluding its standardized market risk-weighted assets). The ALLL includes $14 million and $16 million of allowance classified as “discontinued assets” on the balance sheet at June 30, 2018, and December 31, 2017, respectively.

(c)
This ratio is Tier 1 capital divided by average quarterly total assets as defined by the Federal Reserve less: (i) goodwill, (ii) the disallowed intangible and deferred tax assets, and (iii) other deductions from assets for leverage capital purposes.

Risk Management

Overview

Like all financial services companies, we engage in business activities and assume the related risks. The most significant risks we face are credit, compliance, operational, liquidity, market, reputation, strategic, and model risks. Our risk management activities are focused on ensuring that we properly identify, measure, and manage such risks across the entire enterprise to maintain safety and soundness, and to maximize profitability. There have been no significant changes in our Risk Management practices as described under the heading “Risk Management” beginning on page 67 of our 2017 Form 10-K.

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

Trading market risk

Key incurs market risk as a result of trading activities that are used in support of client facilitation and hedging activities, principally within our investment banking and capital markets businesses. Key has exposures to a wide range of risk factors including interest rates, equity prices, foreign exchange rates, credit spreads, and commodity prices, as well as the associated implied volatilities and spreads.  Our primary market risk exposures are a result of trading and hedging activities in the derivative, fixed income, and foreign exchange markets, including securitization exposures. At June 30, 2018, we did not have any re-securitization positions.  We maintain modest trading inventories to facilitate customer flow, make markets in securities, and hedge certain risks including but not limited to credit risk and interest rate risk. The risks associated with these activities are mitigated in accordance with the Market Risk hedging policy.  The majority of our positions are traded in active markets.

Market risk management is an integral part of Key’s risk culture. The Risk Committee of our Board provides oversight of trading market risks. The ERM Committee and the Market Risk Committee regularly review and discuss market risk reports prepared by our MRM that contain our market risk exposures and results of monitoring activities. Market risk policies and procedures have been defined and approved by the Market Risk Committee, a Tier 2 Risk Governance Committee, and take into account our tolerance for risk and consideration for the business environment. For more information regarding monitoring of trading positions and the activities related to the Market Risk Rule compliance see ”Market Risk Management” beginning on page 68 of our 2017 Form 10-K.

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

We use a historical simulation VaR model to measure the potential adverse effect of changes in interest rates, foreign exchange rates, equity prices, and credit spreads on the fair value of our covered positions and other non-covered positions. We analyze market risk by portfolios, and do not separately measure and monitor our portfolios by risk type. VaR is calculated using daily observations over a one-year time horizon, and approximates a 95% confidence level.  Statistically, this means that we would expect to incur losses greater than VaR, on average, five out of 100 trading days, or three to four times each quarter.  We also calculate VaR and stressed VaR at a 99% confidence level. For more information regarding our VaR model, its governance and assumptions, see ”Market Risk Management” on page 68 of our 2017 Form 10-K.

Actual losses for the total covered positions did not exceed aggregate daily VaR on any day during the quarters ended June 30, 2018, and June 30, 2017. The MRM backtests our VaR model on a daily basis to evaluate its predictive power. The test compares VaR model results at the 99% confidence level to daily held profit and loss.

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

The aggregate VaR at the 99% confidence level with a one day holding period for all covered positions was $1.1 million at June 30, 2018, and $1.2 million at June 30, 2017. Starting with the third quarter of 2017, the aggregate VaR does not include the VaR for the credit derivatives that represented the hedging activities for the commercial real estate warehouse portfolio. These activities are no longer considered as covered portfolios. Figure 26 summarizes our VaR at the 99% confidence level with a one day holding period for significant portfolios of covered positions for the three months ended June 30, 2018, and June 30, 2017.

Figure 26. VaR for Significant Portfolios of Covered Positions

	2018				2017
	Three months ended June 30,				Three months ended June 30,
in millions	High	Low	Mean	June 30,	High	Low	Mean	June 30,
Trading account assets:
Fixed income	$1.2	$.6	$.8	$.9	$1.3	$.4	$.7	$.6
Derivatives:
Interest rate	$.1	—	$.1	$.1	$.1	$.1	$.1	$.1
Credit	—	—	—	—	1.5	.2	.6	.3

Stressed VaR is calculated by running the portfolios through a predetermined stress period which is approved by the MRC and is calculated at the 99% confidence level using the same model and assumptions used for general VaR. The aggregate stressed VaR for all covered positions was $5.4 million at June 30, 2018, and $4.5 million at June 30, 2017. Figure 27 summarizes our stressed VaR at the 99% confidence level with a one day holding period for significant portfolios of covered positions for the three months ended June 30, 2018, and June 30, 2017.

Figure 27. Stressed VaR for Significant Portfolios of Covered Positions

	2018				2017
	Three months ended June 30,				Three months ended June 30,
in millions	High	Low	Mean	June 30,	High	Low	Mean	June 30,
Trading account assets:
Fixed income	$6.2	$4.1	$5.3	$4.2	$4.0	$1.7	$2.7	$2.9
Derivatives:
Interest rate	$.5	$.3	$.4	$.5	$.3	$.2	$.2	$.3
Credit	—	—	—	—	2.6	.4	1.1	.8

Internal capital adequacy assessment. Market risk is a component of our internal capital adequacy assessment. Our risk-weighted assets include a market risk-equivalent asset amount, which consists of a VaR component, stressed VaR component, a de minimis exposure amount, and a specific risk add-on including the securitization positions. The aggregate market value of the securitization positions as defined by the Market Risk Rule was $101 million at June 30, 2018. This amount included $51 million of mortgage-backed securities positions and $50 million of asset-backed securities positions. Specific risk is the price risk of individual financial instruments, which is not accounted for by changes in broad market risk factors and is measured through a standardized approach. Market risk weighted assets, including the specific risk calculations, are run quarterly by the MRM in accordance with the Market Risk Rule, and approved by the Chief Market Risk Officer.

Nontrading market risk

Most of our nontrading market risk is derived from interest rate fluctuations and its impacts on our traditional loan and deposit products, as well as investments, hedging relationships, long-term debt, and certain short-term borrowings. Interest rate risk, which is inherent in the banking industry, is measured by the potential for fluctuations in net interest income and the EVE that result from changes in interest rates and differences in the repricing and maturity characteristics of assets and liabilities. We manage the exposure to changes in net interest income and the EVE in accordance with our risk appetite and in accordance with the Board approved ERM policy.

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

The management of nontrading market risk is centralized within Corporate Treasury. The Risk Committee of our Board provides oversight of nontrading market risk. The ERM Committee and the ALCO review reports on the interest rate risk exposures described above. In addition, the ALCO reviews reports on stress tests and sensitivity analyses related to interest rate risk. The ERM Committee and the ALCO have various responsibilities related to managing nontrading market risk, including recommending, approving, and monitoring strategies that maintain risk positions within approved tolerance ranges. The A/LM policy provides the framework for the oversight and management of interest rate risk and is administered by the ALCO. The MRM, as the second line of defense, provides additional oversight.

Net interest income simulation analysis. The primary tool we use to measure our interest rate risk is simulation analysis. For purposes of this analysis, we estimate our net interest income based on the current and projected composition of our on- and off-balance sheet positions, accounting for recent and anticipated trends in customer activity. The analysis also incorporates assumptions for the current and projected interest rate environments, and balance sheet growth projections based on a most likely macroeconomic view. The results of simulation analysis reflect management’s desired interest rate risk positioning. The modeling incorporates investment portfolio and swap portfolio balances consistent with management’s desired interest rate risk positioning. The simulation model estimates the amount of net interest income at risk by simulating the change in net interest income that would occur if interest rates were to gradually increase or decrease over the next 12 months. Our standard rate scenarios encompass a gradual, parallel increase or decrease of 200 basis points. After calculating the amount of net interest income at risk to interest rate changes, we compare that amount with the net interest income generated in an unchanged interest rate environment.

Figure 28 presents the results of the simulation analysis at June 30, 2018, and June 30, 2017. At June 30, 2018, our simulated impact to changes in interest rates was modestly asset-sensitive. In June 2018, the Federal Reserve increased the range for the Federal Funds Target Rate, which led to an increase in the magnitude of the declining rate scenario to 175 basis points. Tolerance levels for risk management require the development of remediation plans to maintain residual risk within tolerance if simulation modeling demonstrates that a gradual, parallel 200 basis point increase or 175 basis point decrease in interest rates over the next 12 months would adversely affect net interest income over the same period by more than 5.5%. As a result of the Federal Reserve’s interest rate increases, our modeled exposure to declining rates has increased modestly over the prior year.

Figure 28. Simulated Change in Net Interest Income

	June 30, 2018		June 30, 2017
Basis point change assumption (short-term rates)	-175	+200	-125	+200
Tolerance level	-5.50%	-5.50%	-5.50%	-5.50%
Interest rate risk assessment	-5.30%	1.90%	-4.94%	.91%

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

The results of additional assessments indicate that net interest income could increase or decrease from the base simulation results presented in Figure 28. Net interest income is highly dependent on the timing, magnitude, frequency, and path of interest rate changes and the associated assumptions for deposit repricing relationships, lending spreads, and the balance behavior of transaction accounts. If fixed rate assets increase by $1 billion, or fixed rate liabilities decrease by $1 billion, then the benefit to rising rates would decrease by approximately 25 basis points. If the interest bearing liquid deposit beta assumption increases or decreases by 5% (e.g. 40% to 45%), then the benefit to rising rates would change by approximately 85 basis points.

Our current interest rate risk position could fluctuate to higher or lower levels of risk depending on the competitive environment and client behavior that may affect the actual volume, mix, maturity, and repricing characteristics of loan and deposit flows. Corporate Treasury discretionary activities related to funding, investing, and hedging may also change as a result of changes in customer business flows or changes in management’s desired interest rate risk positioning. As changes occur to both the configuration of the balance sheet and the outlook for the economy, management proactively evaluates hedging opportunities that may change our interest rate risk profile.

We also conduct simulations that measure the effect of changes in market interest rates in the second and third years of a three-year horizon. These simulations are conducted in a manner similar to those based on a 12-month horizon. To capture longer-term exposures, we calculate exposures to changes of the EVE as discussed in the following section.

Economic value of equity modeling. EVE complements net interest income simulation analysis as it estimates risk exposure beyond 12-, 24-, and 36-month horizons. EVE modeling measures the extent to which the economic values of assets, liabilities and off-balance sheet instruments may change in response to fluctuations in interest rates. EVE is calculated by subjecting the balance sheet to an immediate 200 basis point increase or decrease in interest rates, measuring the resulting change in the values of assets, liabilities, and off-balance sheet instruments, and comparing those amounts with the base case of the current interest rate environment. Because the calculation of EVE under an immediate 200 basis point decrease in interest rates in the current low rate environment results in certain interest rates declining to zero and a less than 200 basis point decrease in certain yield curve term points, we have modified the standard declining rate scenario to an immediate 175 basis point decrease. This analysis is highly dependent upon assumptions applied to assets and liabilities with non-contractual maturities. Those assumptions are based on historical behaviors, as well as our expectations. We develop remediation plans that would maintain residual risk within tolerance if this analysis indicates that our EVE will decrease by more than 15% in response to an immediate increase or decrease in interest rates. We are operating within these guidelines as of June 30, 2018.

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

Figure 29 shows all swap positions that we hold for A/LM purposes. These positions are used to convert the contractual interest rate index of agreed-upon amounts of assets and liabilities (i.e., notional amounts) to another interest rate index. For example, fixed-rate debt is converted to a floating rate through a “receive fixed/pay variable” interest rate swap. The volume, maturity, and mix of portfolio swaps change frequently as we adjust our broader A/

LM objectives and the balance sheet positions to be hedged. For more information about how we use interest rate swaps to manage our risk profile, see Note 7 (“Derivatives and Hedging Activities”).

Figure 29. Portfolio Swaps by Interest Rate Risk Management Strategy

	June 30, 2018
				Weighted-Average			December 31, 2017
dollars in millions	Notional Amount	Fair Value		Maturity (Years)	Receive Rate	Pay Rate	Notional Amount	Fair Value
Receive fixed/pay variable — conventional A/LM (a)	$18,670	$(244)		2.1	1.7%	2.0%	$16,425	$(126)
Receive fixed/pay variable — conventional debt	10,141	(104)		3.2	1.9	1.9	9,691	(9)
Floors — conventional A/LM	10	—		.8	2.0	—	—	—
Pay fixed/receive variable — conventional debt	50	(3)		10	2.3	3.6	50	(6)
Total portfolio swaps	$28,871	$(351)	(b)	2.5	1.7%	2.0%	$26,166	$(141)	(b)

(a)	Portfolio swaps designated as A/LM are used to manage interest rate risk tied to both assets and liabilities.

(b)	Excludes accrued interest of $385 million and $176 million at June 30, 2018, and December 31, 2017, respectively.

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

Our credit ratings at June 30, 2018, are shown in Figure 30. We believe these credit ratings, under normal conditions in the capital markets, would enable KeyCorp or KeyBank to issue fixed income securities to investors.

Figure 30. Credit Ratings

June 30, 2018	Short-Term Borrowings	Long-Term Deposits	Senior Long-Term Debt	Subordinated Long-Term Debt	Capital Securities	Preferred Stock
KEYCORP (THE PARENT COMPANY)
Standard & Poor’s	A-2	N/A	BBB+	BBB	BB+	BB+
Moody’s	P-2	N/A	Baa1	Baa1	Baa2	Baa3
Fitch Ratings, Inc.	F1	N/A	A-	BBB+	BB+	BB
DBRS, Inc.	R-1 (low)	N/A	A (low)	BBB (high)	BBB (high)	BBB (low)

KEYBANK
Standard & Poor’s	A-2	N/A	A-	BBB+	N/A	N/A
Moody’s	P-2	Aa3	A3	Baa1	N/A	N/A
Fitch Ratings, Inc.	F1	A	A-	BBB+	N/A	N/A
DBRS, Inc.	R-1 (low)	A	A	A (low)	N/A	N/A

Sources of liquidity

Our primary source of funding for KeyBank is retail and commercial deposits. As of June 30, 2018, our loan-to-deposit ratio was 87%. In addition, we also have access to various sources of wholesale funding, maintain a portfolio of liquid assets, and have borrowing capacity at the FHLB and Federal Reserve Bank of Cleveland. Our liquid asset portfolio at June 30, 2018, totaled $23.9 billion, consisting of $21.3 billion of unpledged securities, $240 million of securities available for secured funding at the FHLB, and $2.3 billion of net balances of federal funds sold and balances in our Federal Reserve account. Additionally, as of June 30, 2018, our unused borrowing capacity secured by loan collateral was $25.8 billion at the Federal Reserve Bank of Cleveland and $7.2 billion at the FHLB. During the second quarter of 2018, our outstanding FHLB advances decreased as $501 million of term advances matured.

During the second quarter of 2018, KeyBank issued $500 million of 3.35% Senior Bank Notes due June 15, 2021, under its Global Bank Note Program.

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

At June 30, 2018, KeyCorp held $3.0 billion in cash, which we projected to be sufficient to meet our projected obligations, including the repayment of our maturing debt obligations for the periods prescribed by our risk tolerance.

Typically, KeyCorp meets its liquidity requirements through regular dividends from KeyBank. During the second quarter of 2018, KeyBank paid $375 million in dividends to KeyCorp. As of June 30, 2018, KeyBank had regulatory capacity to pay $1.2 billion in dividends to KeyCorp without prior regulatory approval.

Additionally, during the second quarter of 2018, KeyCorp issued $750 million of 4.10% Senior Notes due April 30, 2028, under its Medium-Term Note Program.

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

We generate cash flows from operations and from investing and financing activities. We have approximately $169 million of cash, cash equivalents, and short-term investments in international tax jurisdictions as of June 30, 2018. As we consider alternative long-term strategic and liquidity plans, opportunities to repatriate these amounts would result in approximately $2 million in taxes to be paid. We have included the appropriate amount as a deferred tax liability at June 30, 2018.

The Consolidated Statements of Cash Flows summarize our sources and uses of cash by type of activity for the six-month periods ended June 30, 2018, and June 30, 2017.

For more information regarding liquidity governance structure, factorings affecting liquidity, management of liquidity risk at KeyBank and KeyCorp, long-term liquidity strategies, and other liquidity programs, see ”Liquidity Risk Management” beginning on page 73 of our 2017 Form 10-K.

Credit risk management

Credit risk is the risk of loss to us arising from an obligor’s inability or failure to meet contractual payment or performance terms. Like other financial services institutions, we make loans, extend credit, purchase securities, add financial and payments products, and enter into financial derivative contracts, all of which have related credit risk.

Credit policy, approval, and evaluation

We manage credit risk exposure through a multifaceted program. The Credit Risk Committee approves management credit policies and recommends for approval significant credit policies to the appropriate Board or Board committee. These policies are communicated throughout the organization to foster a consistent approach to granting credit. There have been no significant changes in our Credit Risk Management practices as described under the heading “Credit risk management” beginning on page 76 of our 2017 Form 10-K.

Allowance for loan and lease losses

We estimate the appropriate level of the ALLL on at least a quarterly basis. The methodology used is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” beginning on page 102 of our 2017 Form 10-K. Briefly, our allowance applies incurred loss rates to existing loans with similar risk characteristics. We exercise judgment to assess any adjustment to the incurred loss rates for the impact of factors such as changes in economic conditions, lending policies including underwriting standards, and the level of credit risk associated with specific industries and markets. The ALLL at June 30, 2018, represents our best estimate of the incurred credit losses inherent in the loan portfolio at that date. For more information about impaired loans, see Note 4 (“Asset Quality”).

As shown in Figure 31, our ALLL from continuing operations increased by $10 million, or 1.1%, from December 31, 2017. Our commercial ALLL increased by $14 million, or 1.9%, from December 31, 2017, primarily because of loan growth in the commercial and industrial loan portfolio, as well as credit quality migration. Our consumer ALLL decreased by $4 million, or 2.8%, from December 31, 2017, primarily due to continued improvement in credit quality metrics.

Figure 31. Allocation of the Allowance for Loan Lease Losses

	June 30, 2018			December 31, 2017
dollars in millions	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans
Commercial and industrial	$542	61.1%	50.5%	$529	60.3%	48.4%
Commercial real estate:
Commercial mortgage	139	15.7	16.1	133	15.2	16.3
Construction	28	3.1	2.0	30	3.4	2.3
Total commercial real estate loans	167	18.8	18.1	163	18.6	18.6
Commercial lease financing	40	4.5	5.1	43	4.9	5.6
Total commercial loans	749	84.4	73.7	735	83.8	72.6
Real estate — residential mortgage	10	1.1	6.2	7.8		6.3
Home equity loans	37	4.2	13.1	43	4.9	13.9
Consumer direct loans	26	2.9	2.0	28	3.2	2.1
Credit cards	46	5.2	1.2	44	5.0	1.3
Consumer indirect loans	19	2.2	3.8	20	2.3	3.8
Total consumer loans	138	15.6	26.3	142	16.2	27.4
Total loans (a)	$887	100.0%	100.0%	$877	100.0%	100.0%

(a)	Excludes allocations of the ALLL related to the discontinued operations of the education lending business in the amount of $14 million at June 30, 2018, and $16 million at December 31, 2017.

Net loan charge-offs

Figure 32 shows the trend in our net loan charge-offs by loan type, while the composition of loan charge-offs and recoveries by type of loan is presented in Figure 33.

Over the past 12 months, net loan charge-offs decreased $6 million. This decrease is attributable to continued portfolio strength in our commercial and consumer loan portfolios.

Figure 32. Net Loan Charge-offs from Continuing Operations (a)

	2018		2017
dollars in millions	Second	First	Fourth	Third	Second
Commercial and industrial	$32	$31	$24	$4	$38
Real estate — Commercial mortgage	1	1	1	5	3
Real estate — Construction	—	(1)	—	2	—
Commercial lease financing	4	—	4	(2)	1
Total commercial loans	37	31	29	9	42
Real estate — Residential mortgage	—	1	1	(1)	3
Home equity loans	3	1	4	2	4
Consumer direct loans	7	6	6	7	6
Credit cards	10	11	9	10	10
Consumer indirect loans	3	4	3	5	1
Total consumer loans	23	23	23	23	24
Total net loan charge-offs	$60	$54	$52	$32	$66
Net loan charge-offs to average loans	.27%	.25%	.24%	.15%	.31%
Net loan charge-offs from discontinued operations — education lending business	$2	$2	$4	$8	$2

(a)	Credit amounts indicate that recoveries exceeded charge-offs.

Figure 33. Summary of Loan and Lease Loss Experience from Continuing Operations

	Three months ended June 30,		Six months ended June 30,
dollars in millions	2018	2017	2018	2017
Average loans outstanding	$88,644	$86,502	$87,790	$86,318
Allowance for loan and lease losses at beginning of period	$881	$870	$877	$858
Loans charged off:
Commercial and industrial	39	40	76	72
Real estate — commercial mortgage	2	3	3	3
Real estate — construction	—	—	—	—
Commercial lease financing	4	1	5	8
Total commercial loans	45	44	84	83
Real estate — residential mortgage	—	4	1	2
Home equity loans	6	9	10	17
Consumer direct loans	9	8	17	18
Credit cards	12	12	24	23
Consumer indirect loans	7	5	15	16
Total consumer loans	34	38	67	76
Total loans charged off	79	82	151	159
Recoveries:
Commercial and industrial	7	2	13	7
Real estate — commercial mortgage	1	—	1	—
Real estate — construction	—	—	1	1
Commercial lease financing	—	—	1	2
Total commercial loans	8	2	16	10
Real estate — residential mortgage	—	1	—	3
Home equity loans	3	5	6	8
Consumer direct loans	2	2	4	3
Credit cards	2	2	3	3
Consumer indirect loans	4	4	8	8
Total consumer loans	11	14	21	25
Total recoveries	19	16	37	35
Net loan charge-offs	(60)	(66)	(114)	(124)
Provision (credit) for loan and lease losses	66	66	124	136
Allowance for loan and lease losses at end of period	$887	$870	$887	$870
Liability for credit losses on lending-related commitments at beginning of period	$60	$48	$57	$55
Provision (credit) for losses on lending-related commitments	(2)	—	1	(7)
Liability for credit losses on lending-related commitments at end of period (a)	$58	$48	$58	$48
Total allowance for credit losses at end of period	$945	$918	$945	$918
Net loan charge-offs to average total loans	.27%	.31%	.26%	.29%
Allowance for loan and lease losses to period-end loans	1.01	1.01	1.01	1.01
Allowance for credit losses to period-end loans	1.07	1.06	1.07	1.06
Allowance for loan and lease losses to nonperforming loans	162.8	171.6	162.8	171.6
Allowance for credit losses to nonperforming loans	173.4	181.1	173.4	181.1

Discontinued operations — education lending business:
Loans charged off	$3	$4	$7	$10
Recoveries	1	2	3	4
Net loan charge-offs	$(2)	$(2)	$(4)	$(6)

(a)	Included in “accrued expense and other liabilities” on the balance sheet.

Nonperforming assets

Figure 34 shows the composition of our nonperforming assets. As shown in Figure 34, nonperforming assets at June 30, 2018, increased $37 million from December 31, 2017. This increase was largely driven by credit migration within our commercial and industrial loan portfolio. For a summary of our nonaccrual and charge-off policies, see Note 1 (“Summary of Significant Accounting Policies”) under the headings “Nonperforming Loans,” “Impaired Loans,” and “Allowance for Loan and Lease Losses” beginning on page 101 of our 2017 Form 10-K.

Figure 34. Summary of Nonperforming Assets and Past Due Loans from Continuing Operations

dollars in millions	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
Commercial and industrial	$178	$189	$153	$169	$178
Real estate — commercial mortgage	42	33	30	30	34
Real estate — construction	2	2	2	2	4
Total commercial real estate loans (a)	44	35	32	32	38
Commercial lease financing	21	5	6	11	11
Total commercial loans (b)	243	229	191	212	227
Real estate — residential mortgage	55	59	58	57	58
Home equity loans	222	229	229	227	208
Consumer direct loans	4	4	4	3	2
Credit cards	2	2	2	2	2
Consumer indirect loans	19	18	19	16	10
Total consumer loans	302	312	312	305	280
Total nonperforming loans (c)	545	541	503	517	507
OREO	26	28	31	39	48
Other nonperforming assets	—	—	—	—	1
Total nonperforming assets (c)	$571	$569	$534	$556	$556
Accruing loans past due 90 days or more	$103	$82	$89	$86	$85
Accruing loans past due 30 through 89 days	429	305	359	329	340
Restructured loans — accruing and nonaccruing (d)	347	317	317	315	333
Restructured loans included in nonperforming loans (d)	184	179	189	187	193
Nonperforming assets from discontinued operations — education lending business	6	6	7	8	5
Nonperforming loans to period-end portfolio loans (c)	.62%	.61%	.58%	.60%	.59%
Nonperforming assets to period-end portfolio loans plus OREO and other nonperforming assets (c)	.65	.65%	.62%	.64%	.64%

(a)	See Figure 16 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial real estate loan portfolio.

(b)	See Figure 15 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial loan portfolio.

(c)
Nonperforming loan balances exclude $629 million, $690 million, $738 million, $783 million, and $835 million of PCI loans at June 30, 2018, March 31, 2018, December 31, 2017, September 30, 2017, and June 30, 2017, respectively.

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

Figure 35 shows the types of activity that caused the change in our nonperforming loan balance during each of the last five quarters.

Figure 35. Summary of Changes in Nonperforming Loans from Continuing Operations

	2018		2017
in millions	Second	First	Fourth	Third	Second
Balance at beginning of period	$541	$503	$517	$507	$573
Loans placed on nonaccrual status	175	182	137	181	143
Charge-offs	(78)	(70)	(67)	(71)	(82)
Loans sold	(1)	—	—	(1)	—
Payments	(33)	(29)	(52)	(32)	(84)
Transfers to OREO	(5)	(4)	(8)	(10)	(8)
Transfers to other nonperforming assets	—	—	—	—	—
Loans returned to accrual status	(54)	(41)	(24)	(57)	(35)
Balance at end of period (a)	$545	$541	$503	$517	$507

(a)
Nonperforming loan balances exclude $629 million, $690 million, $738 million, $783 million, and $835 million of PCI loans at June 30, 2018, March 31, 2018, December 31, 2017, September 30, 2017, and June 30, 2017, respectively.

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

Cyberattack risks may also occur with our third-party technology service providers, and may result in financial loss or liability that could adversely affect our financial condition or results of operations. Cyberattacks could also interfere with third-party providers’ ability to fulfill their contractual obligations to us. Recent high-profile cyberattacks have targeted retailers, credit bureaus, and other businesses for the purpose of acquiring the confidential information (including personal, financial, and credit card information) of customers, some of whom are customers of ours. We may incur expenses related to the investigation of such attacks or related to the protection of our customers from identity theft as a result of such attacks. We may also incur expenses to enhance our systems or processes to protect against cyber or other security incidents. Risks and exposures related to cyberattacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking, and other technology-based products and services by us and our clients.

As described in more detail starting on page 67 of our 2017 Form 10-K under the heading “Risk Management - Overview,” the Board serves in an oversight capacity ensuring that Key’s risks are managed in a manner that is effective and balanced and adds value for the shareholders. The Board’s Risk Committee has primary oversight for enterprise-wide risk at KeyCorp, including operational risk (which includes cybersecurity). The Risk Committee reviews and provides oversight of management’s activities related to the enterprise-wide risk management framework, including cyber-related risk. The ERM Committee, chaired by the Chief Executive Officer and comprising other senior level executives, is responsible for managing risk (including cyber-related risk) and ensuring that the corporate risk profile is managed in a manner consistent with our risk appetite. The ERM Committee reports to the Board’s Risk Committee. The Operational Risk Committee, a Tier 2 Risk Governance Committee, supports the ERM Committee by identifying early warning events and trends, escalating emerging risks, and discussing forward-looking assessments. The Operational Risk Committee includes attendees from each of the Three Lines of Defense.

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

During the first six months of 2018, we did not significantly alter the manner in which we applied our critical accounting policies or developed related assumptions and estimates.

Accounting and Reporting Developments

Accounting Guidance Pending Adoption at June 30, 2018

Standard	Required Adoption	Description	Effect on Financial Statements or Other Significant Matters
ASU 2016-02, Leases (Topic 842)

ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient

ASU 2018-10 Codification Improvements to Topic 842

ASU 2018-11, Leases (Topic 842): Targeted Improvements

January 1, 2019 Early adoption is permitted
The ASU creates ASC Topic 842, Leases, and supersedes Topic 840, Leases. The ASU requires that a lessee recognize assets and liabilities for leases with lease terms of more than 12 months. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Leveraged leases that commenced before the effective date of the new guidance are grandfathered. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, the ASU will require both types of leases to be recognized on the balance sheet. It also requires enhanced disclosures to better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The guidance may be adopted using either a modified retrospective approach, measuring leases at the beginning of the earliest period presented, or adopted using a cumulative-effect adjustment to the opening balance of retained earnings at the adoption date.

Key has formed a cross-functional team to oversee the implementation of this ASU. Implementation efforts are ongoing, including review of our lease portfolios, consideration of available practical expedients, development of new lease accounting policies, the review of our service contracts for embedded leases, and deployment of a new lease software solution. Key is also putting internal controls in place to support the implementation of the lease standard. Key’s adoption of this ASU on January 1, 2019, will result in an increase in right-of-use assets and associated lease liabilities, arising from operating leases in which Key is the lessee, on our Consolidated Balance Sheet.

The amount of the right-of-use assets and associated lease liabilities recorded upon adoption will be based primarily on the present value of unpaid future minimum lease payments, the amount of which will depend on the population of leases in effect at the date of adoption. Key’s minimum future rental payments under noncancelable operating leases will be measured and recognized when the new guidance is adopted (refer to Note 22 (“Commitments, Contingent Liabilities, and Guarantees”) in our 2017 Form 10-K). While these leases represent a majority of the leases that are within scope of the new leasing standard, we continue to review service contracts to identify potential additional leases embedded in those arrangements that would be within the scope of the new standard. Between now and January 1, 2019, Key will likely have changes to the lease population as we continue to evaluate and execute branch and occupancy optimization initiatives. In addition to final determination of the lease population at the effective date, the initial measurement of the right-of-use asset and the corresponding liability will be affected by certain key assumptions such as expectations of renewals or extensions and the interest rate used to discount the future lease obligations. Up through the date of adoption, the evaluation of the impact of the standard will be adjusted based on new leases that are executed, leases that are terminated prior to the effective date, and any leases with changes to key assumptions or expectations such as renewals and extensions, and discount rates. We do not expect the adoption of this guidance to have a material impact on the recognition of operating lease expense in our Consolidated Statements of Income.

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
The ASU amends ASC Topic 326, Financial Instruments-Credit Losses, and significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard replaces today’s “incurred loss” approach with an “expected loss” model for instruments such as loans and held-to-maturity securities that are measured at amortized cost. The standard requires credit losses relating to available-for-sale debt securities to be recorded through an allowance rather than a reduction of the carrying amount. It also changes the accounting for purchased credit-impaired debt securities and loans. The ASU retains many of the current disclosure requirements in current GAAP and expands certain disclosure requirements.

This new guidance will affect the accounting for our loans, debt securities held to maturity and available for sale, and liabilities for credit losses on unfunded lending-related commitments as well as purchased financial assets with a more-than-insignificant amount of credit deterioration since origination.

Key has formed cross-functional implementation working groups comprised of teams throughout Key, including finance, credit, and modeling. The implementation team has developed a detailed project plan, identified and documented certain key policy decisions, and determined modeling techniques and technology solutions to meet the requirements of the new guidance. Education sessions on the substantial changes caused by the standard are ongoing. The implementation working groups are currently designing the future state of the allowance for credit loss process, considering changes to the estimation, control, and governance processes. A parallel run of the accounting for expected credit losses is planned beginning in the first quarter of 2019.

Key expects that the new guidance will generally result in an increase in its allowance for credit losses for loans, unfunded lending-related commitments, and purchased financial assets with credit deterioration, as it will cover credit losses over the full remaining expected life of loans and commitments and will consider future changes in macroeconomic conditions. Since the magnitude of the anticipated increase in the allowance for credit losses will be impacted by economic conditions and trends in the Company’s portfolio at the time of adoption, the quantitative impact cannot yet be reasonably estimated. While we are still assessing the new standard, the adoption of this guidance is not anticipated to have a material impact on the available-for-sale debt securities or held-to-maturity securities measured at amortized cost.

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

European Sovereign and Nonsovereign Debt Exposures

Our total European sovereign and Nonsovereign debt exposure is presented in Figure 36.

Figure 36. European Sovereign and Nonsovereign Debt Exposures

June 30, 2018	Short-and Long- Term Commercial Total (a)	Foreign Exchange and Derivatives with Collateral (b)	Net Exposure
in millions
France:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	$(5)	$(5)
Nonsovereign non-financial institutions	$8	—	8
Total	8	(5)	3
Germany:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	—	—
Nonsovereign non-financial institutions	19	—	19
Total	19	—	19
Italy:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	—	—
Nonsovereign non-financial institutions	2	—	2
Total	2	—	2
Luxembourg:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	—	—
Nonsovereign non-financial institutions	8	—	8
Total	8	—	8
Spain:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	—	—
Nonsovereign non-financial institutions	1	—	1
Total	1	—	1
Switzerland:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	(1)	(1)
Nonsovereign non-financial institutions	71	—	71
Total	71	(1)	70
United Kingdom:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	155	155
Nonsovereign non-financial institutions	29	—	29
Total	29	155	184
Other Europe: (c)
Sovereigns	—	—	—
Nonsovereign financial institutions	—	—	—
Nonsovereign non-financial institutions	—	—	—
Total	—	—	—
Total Europe:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	149	149
Nonsovereign non-financial institutions	138	—	138
Total	$138	$149	$287

(a)	Represents our outstanding leases.

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

Item 1. Financial Statements

Consolidated Balance Sheets

in millions, except per share data	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Cash and due from banks	$784	$671
Short-term investments	2,646	4,447
Trading account assets	833	836
Securities available for sale	17,367	18,139
Held-to-maturity securities (fair value: $11,735 and $11,565)	12,277	11,830
Other investments	709	726
Loans, net of unearned income of $684 and $736	88,222	86,405
Less: Allowance for loan and lease losses	(887)	(877)
Net loans	87,335	85,528
Loans held for sale (a)	1,418	1,107
Premises and equipment	892	930
Operating lease assets	903	821
Goodwill	2,516	2,538
Other intangible assets	361	416
Corporate-owned life insurance	4,147	4,132
Accrued income and other assets	4,382	4,237
Discontinued assets	1,222	1,340
Total assets	$137,792	$137,698
LIABILITIES
Deposits in domestic offices:
NOW and money market deposit accounts	$55,059	$53,627
Savings deposits	6,199	6,296
Certificates of deposit ($100,000 or more)	7,547	6,849
Other time deposits	4,943	4,798
Total interest-bearing deposits	73,748	71,570
Noninterest-bearing deposits	30,800	33,665
Total deposits	104,548	105,235
Federal funds purchased and securities sold under repurchase agreements	1,667	377
Bank notes and other short-term borrowings	639	634
Accrued expense and other liabilities	1,983	2,094
Long-term debt	13,853	14,333
Total liabilities	122,690	122,673
EQUITY
Preferred stock	1,025	1,025
Common Shares, $1 par value; authorized 1,400,000,000 shares; issued 1,256,702,081, and 1,256,702,081 shares	1,257	1,257
Capital surplus	6,315	6,335
Retained earnings	10,970	10,335
Treasury stock, at cost (197,757,926 and 187,617,832 shares)	(3,382)	(3,150)
Accumulated other comprehensive income (loss)	(1,085)	(779)
Key shareholders’ equity	15,100	15,023
Noncontrolling interests	2	2
Total equity	15,102	15,025
Total liabilities and equity	$137,792	$137,698

(a)	Total loans held for sale include real estate — residential mortgage loans held for sale at fair value of $58 million at June 30, 2018, and $71 million at December 31, 2017.
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Income

dollars in millions, except per share amounts	Three months ended June 30,		Six months ended June 30,
(Unaudited)	2018	2017	2018	2017
INTEREST INCOME
Loans	$1,000	$948	$1,940	$1,825
Loans held for sale	16	9	28	22
Securities available for sale	97	90	192	185
Held-to-maturity securities	72	55	141	106
Trading account assets	7	7	14	14
Short-term investments	8	5	16	8
Other investments	5	3	11	7
Total interest income	1,205	1,117	2,342	2,167
INTEREST EXPENSE
Deposits	112	66	203	124
Federal funds purchased and securities sold under repurchase agreements	5	—	9	1
Bank notes and other short-term borrowings	7	4	13	9
Long-term debt	102	74	194	142
Total interest expense	226	144	419	276
NET INTEREST INCOME	979	973	1,923	1,891
Provision for credit losses	64	66	125	129
Net interest income after provision for credit losses	915	907	1,798	1,762
NONINTEREST INCOME
Trust and investment services income	128	134	261	269
Investment banking and debt placement fees	155	135	298	262
Service charges on deposit accounts	91	90	180	177
Operating lease income and other leasing gains	(6)	30	26	53
Corporate services income	61	55	123	109
Cards and payments income	71	70	133	135
Corporate-owned life insurance income	32	33	64	63
Consumer mortgage income	7	6	14	12
Mortgage servicing fees	22	15	42	33
Other income (a)	99	85	120	117
Total noninterest income	660	653	1,261	1,230
NONINTEREST EXPENSE
Personnel	586	553	1,180	1,110
Net occupancy	79	78	157	165
Computer processing	51	55	103	115
Business services and professional fees	51	45	92	91
Equipment	26	27	52	54
Operating lease expense	30	21	57	40
Marketing	26	30	51	51
FDIC assessment	21	21	42	41
Intangible asset amortization	25	22	54	44
OREO expense, net	—	3	2	5
Other expense	98	140	209	292
Total noninterest expense	993	995	1,999	2,008
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	582	565	1,060	984
Income taxes	103	158	165	252
INCOME (LOSS) FROM CONTINUING OPERATIONS	479	407	895	732
Income (loss) from discontinued operations	3	5	5	5
NET INCOME (LOSS)	482	412	900	737
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	1
NET INCOME (LOSS) ATTRIBUTABLE TO KEY	$482	$412	$900	$736
Income (loss) from continuing operations attributable to Key common shareholders	$464	$393	$866	$689
Net income (loss) attributable to Key common shareholders	467	398	871	694
Per Common Share:
Income (loss) from continuing operations attributable to Key common shareholders	$.44	$.36	$.82	$.64
Income (loss) from discontinued operations, net of taxes	—	—	—	—
Net income (loss) attributable to Key common shareholders (b)	.44	.37	.82	.64
Per Common Share — assuming dilution:
Income (loss) from continuing operations attributable to Key common shareholders	$.44	$.36	$.81	$.63
Income (loss) from discontinued operations, net of taxes	—	—	—	—
Net income (loss) attributable to Key common shareholders (b)	.44	.36	.81	.63
Cash dividends declared per Common Share	$.12	$.095	$.225	$.180
Weighted-average Common Shares outstanding (000)	1,052,652	1,076,203	1,054,378	1,083,486
Effect of Common Share options and other stock awards	13,141	16,836	14,561	15,808
Weighted-average Common Shares and potential Common Shares outstanding (000) (c)	1,065,793	1,093,039	1,068,939	1,099,294

(a)
For the three months ended June 30, 2018, net securities gains totaled less than $1 million. For the three months ended June 30, 2017, net securities gains totaled $1 million. For the three months ended June 30, 2018, and June 30, 2017, we did not have any impairment losses related to securities.

(b)	EPS may not foot due to rounding.

(c)	Assumes conversion of Common Share options and other stock awards and/or convertible preferred stock, as applicable.
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Comprehensive Income

in millions	Three months ended June 30,		Six months ended June 30,
(Unaudited)	2018	2017	2018	2017
Net income (loss)	$482	$412	$900	$737
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale, net of income taxes of ($20), $20, ($67), and $24	(66)	34	(216)	40
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of ($4), $4, ($24), and ($11)	(17)	7	(80)	(17)
Foreign currency translation adjustments, net of income taxes of $3, $3, $3, and $4	(14)	6	(16)	7
Net pension and postretirement benefit costs, net of income taxes of $1, $1, $2, and $3	3	1	6	5
Total other comprehensive income (loss), net of tax	(94)	48	(306)	35
Comprehensive income (loss)	388	460	594	772
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	1
Comprehensive income (loss) attributable to Key	$388	$460	$594	$771

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Changes in Equity

	Key Shareholders’ Equity
dollars in millions, except per share amounts (Unaudited)	Preferred Shares Outstanding (000)	Common Shares Outstanding (000)	Preferred Stock	Common Shares	Capital Surplus	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
BALANCE AT DECEMBER 31, 2016	17,421	1,079,314	$1,665	$1,257	$6,385	$9,378	$(2,904)	$(541)	$—
Net income (loss)						736			1
Other comprehensive income (loss)								35
Deferred compensation					7
Cash dividends declared
Common Shares ($.18 per share)						(194)
Series A Preferred Stock ($1.9375 per share)						(6)
Series C Preferred Stock ($.539063 per share)						(7)
Series D Preferred Stock ($25 per depositary share)						(13)
Series E Preferred Stock ($.778386 per depositary share)						(16)
Open market Common Share repurchases		(10,602)					(196)
Employee equity compensation program Common Share repurchases		(3,143)					(59)
Series A Preferred Stock exchanged for Common Shares	(2,900)	20,568	(290)		(49)		338
Redemption of Series C Preferred Stock	(14,000)		(350)
Common Shares reissued (returned) for stock options and other employee benefit plans		6,602			(33)		110
Net contribution from (distribution to) noncontrolling interests									1
BALANCE AT JUNE 30, 2017	521	1,092,739	$1,025	$1,257	$6,310	$9,878	$(2,711)	$(506)	$2

BALANCE AT DECEMBER 31, 2017	521	1,069,084	$1,025	$1,257	$6,335	$10,335	$(3,150)	$(779)	$2
Cumulative effect from changes in accounting principle (a)						(2)
Other reclassification of AOCI						5
Net income (loss)						900			—
Other comprehensive income (loss)								(306)
Deferred compensation					12
Cash dividends declared
Common Shares ($.225 per share)						(239)
Series D Preferred Stock ($25 per depositary share)						(13)
Series E Preferred Stock ($.765626 per depositary share)						(16)
Open market Common Share repurchases		(13,438)					(279)
Employee equity compensation program Common Share repurchases		(2,221)					(46)
Common Shares reissued (returned) for stock options and other employee benefit plans		5,519			(32)		93
BALANCE AT JUNE 30, 2018	521	1,058,944	$1,025	$1,257	$6,315	$10,970	$(3,382)	$(1,085)	$2

(a)	Includes the impact of implementing ASU 2014-09, ASU 2016-01, and ASU 2017-12.
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows

in millions	Six months ended June 30,
(Unaudited)	2018	2017
OPERATING ACTIVITIES
Net income (loss)	$900	$737
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for credit losses	125	129
Depreciation and amortization expense, net	195	198
Accretion of acquired loans	22	133
Increase in cash surrender value of corporate-owned life insurance	(56)	(56)
Stock-based compensation expense	53	51
FDIC reimbursement (payments), net of FDIC expense	2	(2)
Deferred income taxes (benefit)	17	212
Proceeds from sales of loans held for sale	5,703	4,881
Originations of loans held for sale, net of repayments	(5,944)	(5,435)
Net losses (gains) on sales of loans held for sale	(89)	(74)
Net losses (gains) and writedown on OREO	2	2
Net losses (gains) on leased equipment	(37)	(9)
Net securities losses (gains)	—	(1)
Net losses (gains) on sales of fixed assets	4	14
Net decrease (increase) in trading account assets	3	(214)
Gain on sale of Key Insurance & Benefits, Inc.	(78)	—
Other operating activities, net	(414)	(1,155)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	408	(589)
INVESTING ACTIVITIES
Cash received (used) in acquisitions, net of cash acquired	—	(74)
Proceeds from sale of Key Insurance & Benefits Services, Inc.	119	—
Net decrease (increase) in short-term investments, excluding acquisitions	1,801	253
Purchases of securities available for sale	(1,167)	(723)
Proceeds from sales of securities available for sale	—	915
Proceeds from prepayments and maturities of securities available for sale	1,640	2,036
Proceeds from prepayments and maturities of held-to-maturity securities	797	890
Purchases of held-to-maturity securities	(1,242)	(1,297)
Purchases of other investments	(6)	(69)
Proceeds from sales of other investments	22	70
Proceeds from prepayments and maturities of other investments	2	2
Net decrease (increase) in loans, excluding acquisitions, sales and transfers	(2,044)	(832)
Proceeds from sales of portfolio loans	99	77
Proceeds from corporate-owned life insurance	41	25
Purchases of premises, equipment, and software	(36)	(24)
Proceeds from sales of premises and equipment	1	—
Proceeds from sales of OREO	14	19
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	41	1,268
FINANCING ACTIVITIES
Net increase (decrease) in deposits, excluding acquisitions	(687)	(1,266)
Net increase (decrease) in short-term borrowings	1,295	394
Net proceeds from issuance of long-term debt	1,758	950
Payments on long-term debt	(2,123)	(17)
Open market Common Share repurchases	(279)	(196)
Employee equity compensation program Common Share repurchases	(46)	(59)
Redemption of Preferred Stock Series C	—	(350)
Net proceeds from reissuance of Common Shares	14	25
Cash dividends paid	(268)	(236)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(336)	(755)
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	113	(76)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	671	677
CASH AND DUE FROM BANKS AT END OF PERIOD	$784	$601
Additional disclosures relative to cash flows:
Interest paid	$389	$281
Income taxes paid (refunded)	14	60
Noncash items:
Reduction of secured borrowing and related collateral	$15	21
Loans transferred to portfolio from held for sale	21	19
Loans transferred to (from) held for sale from portfolio	(3)	29
Loans transferred to OREO	9	19

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

On January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers (ASC 606), using the modified retrospective method for those contracts which were not completed as of that date. Results for reporting periods beginning January 1, 2018, are presented under ASC 606. As allowed under the new guidance, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

As a result of adopting ASC 606, we changed the timing of recognition for revenues related to insurance commissions, securities underwriting, and deposit account maintenance fees, however, those changes did not have a material impact on our consolidated financial statements, results of operations, equity, or cash flows as of the adoption date or for the six months ended June 30, 2018.

The presentation of underwriting costs and reimbursed out-of-pocket expenses related to underwriting and M&A advisory services was changed from net to gross within the income statement as Key acts as the principal in the transactions. Securities underwriting revenue is recorded within "investment banking and debt placement fees" and underwriting costs and reimbursed out-of-pocket expenses within "other expense" on the income statement. Additionally, because Key acts as an agent, certain credit and debit card reward costs and certain card network costs were changed from a gross presentation to net within "cards and payment income" on the income statement. Credit and debit card reward costs and card network costs were recorded as "other expense" on the income statement in prior periods. These changes in presentation did not have a material impact on our consolidated financial statements for the six months ended June 30, 2018.

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

On January 1, 2018, we adopted this ASU using a modified retrospective basis. Accordingly, our financial statements for the quarter ended June 30, 2018, include an immaterial cumulative-effect adjustment to decrease opening retained earnings to reflect the application of the new guidance as of January 1, 2018. The primary impact to Key at adoption was the election to measure the change in fair value of hedged items in fair value hedges on the basis of the benchmark interest rate component of contractual coupon cash flows. This change has resulted in a reduction of hedge ineffectiveness for impacted fair value hedges.

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

Our basic and diluted earnings per Common Share are calculated as follows:

	Three months ended June 30,		Six months ended June 30,
dollars in millions, except per share amounts	2018	2017	2018	2017
EARNINGS
Income (loss) from continuing operations	$479	$407	$895	$732
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	1
Income (loss) from continuing operations attributable to Key	479	407	895	731
Less: Dividends on Preferred Stock	15	14	29	42
Income (loss) from continuing operations attributable to Key common shareholders	464	393	866	689
Income (loss) from discontinued operations, net of taxes	3	5	5	5
Net income (loss) attributable to Key common shareholders	$467	$398	$871	$694
WEIGHTED-AVERAGE COMMON SHARES
Weighted-average common shares outstanding (000)	1,052,652	1,076,203	1,054,378	1,083,486
Effect of Common Share options and other stock awards	13,141	16,836	14,561	15,808
Weighted-average Common Shares and potential Common Shares outstanding (000) (a)	1,065,793	1,093,039	1,068,939	1,099,294
EARNINGS PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.44	$.36	$.82	$.64
Income (loss) from discontinued operations, net of taxes	—	—	—	—
Net income (loss) attributable to Key common shareholders (b)	.44	.37	.82	.64

Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$.44	$.36	$.81	$.63
Income (loss) from discontinued operations, net of taxes	—	—	—	—
Net income (loss) attributable to Key common shareholders — assuming dilution (b)	.44	.36	.81	.63

(a)	Assumes conversion of Common Share options and other stock awards and/or convertible preferred stock, as applicable.

(b)	EPS may not foot due to rounding.

3. Loan Portfolio

in millions	June 30, 2018	December 31, 2017
Commercial and industrial (a)	$44,569	$41,859
Commercial real estate:
Commercial mortgage	14,162	14,088
Construction	1,736	1,960
Total commercial real estate loans	15,898	16,048
Commercial lease financing (b)	4,509	4,826
Total commercial loans	64,976	62,733
Residential — prime loans:
Real estate — residential mortgage	5,452	5,483
Home equity loans	11,519	12,028
Total residential — prime loans	16,971	17,511
Consumer direct loans	1,785	1,794
Credit cards	1,094	1,106
Consumer indirect loans	3,396	3,261
Total consumer loans	23,246	23,672
Total loans (c)	$88,222	$86,405

(a)	Loan balances include $128 million and $119 million of commercial credit card balances at June 30, 2018, and December 31, 2017, respectively.

(b)
Commercial lease financing includes receivables held as collateral for a secured borrowing of $16 million and $24 million at June 30, 2018, and December 31, 2017, respectively. Principal reductions are based on the cash payments received from these related receivables. Additional information pertaining to this secured borrowing is included in Note 20 (“Long-Term Debt”) beginning on page 174 of our 2017 Form 10-K.

(c)	Total loans exclude loans of $1.2 billion at June 30, 2018, and $1.3 billion at December 31, 2017, related to the discontinued operations of the education lending business.

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

Commercial Credit Exposure — Excluding PCI
Credit Risk Profile by Creditworthiness Category (a), (b)

	Commercial and industrial		RE — Commercial		RE — Construction		Commercial lease		Total
in millions	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
RATING	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Pass	$42,517	$39,833	$13,368	$13,328	$1,682	$1,894	$4,420	$4,730	$61,987	$59,785
Criticized (Accruing)	1,817	1,790	540	482	49	38	68	90	2,474	2,400
Criticized (Nonaccruing)	178	153	42	30	2	2	21	6	243	191
Total	$44,512	$41,776	$13,950	$13,840	$1,733	$1,934	$4,509	$4,826	$64,704	$62,376

(a)	Credit quality indicators are updated on an ongoing basis and reflect credit quality information as of the dates indicated.

(b)
The term criticized refers to those loans that are internally classified by Key as special mention or worse, which are asset quality categories defined by regulatory authorities. These assets have an elevated level of risk and may have a high probability of default or total loss. Pass rated refers to all loans not classified as criticized.

Consumer Credit Exposure — Excluding PCI
Non-PCI Loans by Refreshed FICO Score (a)

	Residential — Prime		Consumer direct loans		Credit cards		Consumer indirect loans		Total
in millions	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
FICO SCORE	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
750 and above	$10,004	$10,226	$517	$519	$482	$477	$1,493	$1,472	$12,496	$12,694
660 to 749	4,871	5,181	673	690	502	508	1,181	1,184	7,227	7,563
Less than 660	1,564	1,519	211	225	110	121	503	529	2,388	2,394
No Score	179	208	380	356	—	—	219	76	778	640
Total	$16,618	$17,134	$1,781	$1,790	$1,094	$1,106	$3,396	$3,261	$22,889	$23,291

(a)
Borrower FICO scores provide information about the credit quality of our consumer loan portfolio as they provide an indication as to the likelihood that a debtor will repay its debts. The scores are obtained from a nationally recognized consumer rating agency and are presented in the above table at the dates indicated.

Commercial Credit Exposure — PCI
Credit Risk Profile by Creditworthiness Category (a), (b)

	Commercial and Industrial		RE — Commercial		RE — Construction		Commercial Lease		Total
in millions	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
RATING	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Pass	$25	$41	$140	$153	$3	$26	—	—	$168	$220
Criticized	32	42	72	95	—	—	—	—	104	137
Total	$57	$83	$212	$248	$3	$26	—	—	$272	$357

(a)	Credit quality indicators are updated on an ongoing basis and reflect credit quality information as of the dates indicated.

(b)
The term “criticized” refers to those loans that are internally classified by Key as special mention or worse, which are asset quality categories defined by regulatory authorities. These assets have an elevated level of risk and may have a high probability of default or total loss. Pass rated refers to all loans not classified as criticized.

Consumer Credit Exposure — PCI
PCI Loans by Refreshed FICO Score (a)

	Residential — Prime		Consumer direct loans		Credit cards		Consumer indirect loans		Total
in millions	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
FICO SCORE	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
750 and above	$142	$149	$1	—	—	—	—	—	$143	$149
660 to 749	102	117	1	$2	—	—	—	—	103	119
Less than 660	107	105	2	2	—	—	—	—	109	107
No Score	2	6	—	—	—	—	—	—	2	6
Total	$353	$377	$4	$4	—	—	—	—	$357	$381

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

The following aging analysis of past due and current loans as of June 30, 2018, and December 31, 2017, provides further information regarding Key’s credit exposure.

Aging Analysis of Loan Portfolio (a)

June 30, 2018	Current	30-59 Days Past Due (b)	60-89 Days Past Due (b)	90 and Greater Days Past Due (b)	Non-performing Loans	Total Past Due and Non-performing Loans	Purchased Credit Impaired	Total Loans (c), (d)
in millions
LOAN TYPE
Commercial and industrial	$44,137	$129	$40	$28	$178	$375	$57	$44,569
Commercial real estate:
Commercial mortgage	13,740	38	100	30	42	210	212	14,162
Construction	1,719	2	1	9	2	14	3	1,736
Total commercial real estate loans	15,459	40	101	39	44	224	215	15,898
Commercial lease financing	4,467	15	2	4	21	42	—	4,509
Total commercial loans	$64,063	$184	$143	$71	$243	$641	$272	$64,976
Real estate — residential mortgage	$5,039	$11	$8	$6	$55	$80	$333	$5,452
Home equity loans	11,235	25	9	8	222	264	20	11,519
Consumer direct loans	1,759	8	4	6	4	22	4	1,785
Credit cards	1,073	5	4	10	2	21	—	1,094
Consumer indirect loans	3,347	23	5	2	19	49	—	3,396
Total consumer loans	$22,453	$72	$30	$32	$302	$436	$357	$23,246
Total loans	$86,516	$256	$173	$103	$545	$1,077	$629	$88,222

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

At June 30, 2018, the approximate carrying amount of our commercial nonperforming loans outstanding represented 71% of their original contractual amount owed, total nonperforming loans outstanding represented 79% of their original contractual amount owed, and nonperforming assets in total were carried at 79% of their original contractual amount owed.

Nonperforming loans and loans held for sale reduced expected interest income by $7 million and $14 million for the three and six months ended June 30, 2018, respectively, and $6 million and $12 million for the three and six months ended June 30, 2017, respectively.

The following tables set forth a further breakdown of individually impaired loans as of June 30, 2018, and December 31, 2017:

	June 30, 2018			December 31, 2017
	Recorded Investment (a)	Unpaid Principal Balance (b)	Specific Allowance	Recorded Investment (a)	Unpaid Principal Balance (b)	Specific Allowance
in millions
With no related allowance recorded:
Commercial and industrial	$123	$154	—	$126	$153	—
Commercial real estate:
Commercial mortgage	20	25	—	12	18	—
Total commercial real estate loans	20	25	—	12	18	—
Total commercial loans	143	179	—	138	171	—
Real estate — residential mortgage	16	24	—	17	17	—
Home equity loans	51	59	—	56	56	—
Consumer indirect loans	2	4	—	2	2	—
Total consumer loans	69	87	—	75	75	—
Total loans with no related allowance recorded	212	266	—	213	246	—
With an allowance recorded:
Commercial and industrial	64	94	$7	10	28	$6
Total commercial loans	64	94	7	10	28	6
Real estate — residential mortgage	32	52	4	32	32	5
Home equity loans	74	80	10	61	61	9
Consumer direct loans	4	4	—	4	4	—
Credit cards	3	3	—	2	2	—
Consumer indirect loans	33	33	3	32	32	3
Total consumer loans	146	172	17	131	131	17
Total loans with an allowance recorded	210	266	24	141	159	23
Total	$422	$532	$24	$354	$405	$23

(a)
The Recorded Investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on our Consolidated Balance Sheet.

(b)	The Unpaid Principal Balance represents the customer’s legal obligation to us.

The following table sets forth a further breakdown of the average individually impaired loans reported by Key:

Average Recorded Investment (a)	Three Months Ended June 30,		Six Months Ended June 30,
in millions	2018	2017	2018	2017
Commercial and industrial	$178	$201	$161	$225
Commercial real estate:
Commercial mortgage	16	15	16	10
Construction	—	—	—	—
Total commercial real estate loans	16	15	16	10
Total commercial loans	194	216	177	235
Real estate — residential mortgage	49	50	49	50
Home equity loans	124	122	121	122
Consumer direct loans	4	3	4	3
Credit cards	3	3	3	3
Consumer indirect loans	35	34	34	32
Total consumer loans	215	212	211	210
Total	$409	$428	$388	$445

(a)
The Recorded Investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on our Consolidated Balance Sheet.

Interest income recognized on the outstanding balances of accruing impaired loans totaled $3 million and $5 million for the three and six months ended June 30, 2018, respectively, and $3 million and $6 million for the three and six months ended June 30, 2017, respectively.

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

As TDRs are individually evaluated for impairment under the specific reserve methodology, subsequent defaults do not generally have a significant additional impact on the ALLL. Commitments outstanding to lend additional funds to borrowers whose loan terms have been modified in TDRs are $4 million and $2 million at June 30, 2018, and December 31, 2017, respectively.

Our loan modifications are handled on a case-by-case basis and are negotiated to achieve mutually agreeable terms that maximize loan collectability and meet the borrower’s financial needs. The consumer TDR other concession category primarily includes those borrowers’ debts that are discharged through bankruptcy and have not been formally re-affirmed. At June 30, 2018, and December 31, 2017, the recorded investment of consumer residential mortgage loans in the process of foreclosure was approximately $146 million and $142 million, respectively. At June 30, 2018, and December 31, 2017, we had $26 million and $31 million, respectively, of OREO which included the carrying value of foreclosed residential real estate of approximately $23 million and $26 million, respectively.

The following table shows the post-modification outstanding recorded investment by concession type for our commercial and consumer accruing and nonaccruing TDRs that occurred during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
in millions	2018	2017	2018	2017
Commercial loans:
Forgiveness of principal	$5	—	$5	—
Extension of Maturity Date	14	$15	15	$17
Payment or Covenant Modification/Deferment	20	11	20	35
Bankruptcy Plan Modification	7	29	7	29
Total	$46	$55	$47	$81
Consumer loans:
Interest rate reduction	$10	$4	$18	$7
Forgiveness of principal	—	—	—	—
Other	9	4	21	17
Total	$19	$8	$39	$24
Total commercial and consumer TDRs	$65	$63	$86	$105

The following table summarizes the change in the post-modification outstanding recorded investment of our accruing and nonaccruing TDRs during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
in millions	2018	2017	2018	2017
Balance at beginning of the period	$317	$302	$317	$280
Additions	54	67	75	114
Payments	(22)	(33)	(41)	(47)
Charge-offs	(2)	(3)	(4)	(14)
Balance at end of period (a)	$347	$333	$347	$333

A further breakdown of TDRs included in nonperforming loans by loan category for the periods indicated are as follows:

	June 30, 2018			December 31, 2017
	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
dollars in millions
LOAN TYPE
Nonperforming:
Commercial and industrial	44	$106	$86	20	$109	$86
Commercial real estate:
Commercial mortgage	6	13	9	8	16	12
Total commercial real estate loans	6	13	9	8	16	12
Total commercial loans	50	119	95	28	125	98
Real estate — residential mortgage	264	18	17	308	18	18
Home equity loans	1,072	60	57	1,025	64	57
Consumer direct loans	119	2	2	114	2	2
Credit cards	252	1	1	322	2	1
Consumer indirect loans	878	16	12	825	16	13
Total consumer loans	2,585	97	89	2,594	102	91
Total nonperforming TDRs	2,635	216	184	2,622	227	189
Prior-year accruing:(a)
Commercial and industrial	18	54	37	4	30	13
Commercial real estate
Commercial mortgage	—	—	—	—	—	—
Total commercial real estate loans	—	—	—	—	—	—
Total commercial loans	18	54	37	4	30	13
Real estate — residential mortgage	517	37	32	484	31	31
Home equity loans	1,440	85	68	1,276	75	59
Consumer direct loans	82	4	3	48	3	2
Credit cards	513	3	1	430	1	1
Consumer indirect loans	501	35	22	320	31	22
Total consumer loans	3,053	164	126	2,558	141	115
Total prior-year accruing TDRs	3,071	218	163	2,562	171	128
Total TDRs	5,706	$434	$347	5,184	$398	$317

(a)	All TDRs that were restructured prior to January 1, 2018, and January 1, 2017, and are fully accruing.

Commercial loan TDRs are considered defaulted when principal and interest payments are 90 days past due. Consumer loan TDRs are considered defaulted when principal and interest payments are more than 60 days past due. During the three months ended June 30, 2018, there were no commercial loan TDRs and 55 consumer loan TDRs with a combined recorded investment of $1 million that experienced payment defaults after modifications resulting in TDR status during 2017. During the three months ended June 30, 2017, there were no commercial loan TDRs and 52 consumer loan TDRs with a combined recorded investment of $2 million that experienced payment defaults after modifications resulting in TDR status during 2016.

During the six months ended June 30, 2018, there were no commercial loan TDRs and 96 consumer loan TDRs with a combined recorded investment of $2 million that experienced payment defaults after modifications resulting in TDR status during 2017. During the six months ended June 30, 2017, there were no commercial loan TDRs and 55 consumer loan TDRs with a combined recorded investment of $2 million that experienced payment defaults after modifications resulting in TDR status during 2016.

ALLL and Liability for Credit Losses on Unfunded Lending-Related Commitments

We determine the appropriate level of the ALLL on at least a quarterly basis. The methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” beginning on page 102 of our 2017 Form 10-K.

The ALLL on the acquired non-impaired loan portfolio is estimated using the same methodology as the originated portfolio, however, the estimated ALLL is compared to the remaining accretable yield to determine if an ALLL must be recorded. For PCI loans, Key estimates cash flows expected to be collected quarterly. Decreases in expected cash flows are recognized as impairment through a provision for loan and lease losses and an increase in the ALLL. There was less than $1 million of provision for loan and lease losses on PCI loans during the six months ended June 30, 2018, and a credit of $3 million during the three months ended June 30, 2018. There was $4 million of provision for loan and lease losses on PCI loans during the six months ended June 30, 2017, and less than $1 million of provision for loan and lease losses on PCI loans during the three months ended June 30, 2017. There was $3 million of provision for loan and lease losses on PCI loans during the twelve months ended December 31, 2017.

The ALLL at June 30, 2018, represents our best estimate of the incurred credit losses inherent in the loan portfolio at that date. The changes in the ALLL by loan category for the periods indicated are as follows:

Three months ended June 30, 2018:

in millions	March 31, 2018	Provision		Charge-offs	Recoveries	June 30, 2018
Commercial and Industrial	$533	$41		$(39)	$7	$542
Commercial real estate:
Real estate — commercial mortgage	136	4		(2)	1	139
Real estate — construction	33	(5)		—	—	28
Total commercial real estate loans	169	(1)		(2)	1	167
Commercial lease financing	40	4		(4)	—	40
Total commercial loans	742	44		(45)	8	749
Real estate — residential mortgage	9	1		—	—	10
Home equity loans	38	2		(6)	3	37
Consumer direct loans	27	6		(9)	2	26
Credit cards	45	11		(12)	2	46
Consumer indirect loans	20	2		(7)	4	19
Total consumer loans	139	22		(34)	11	138
Total ALLL — continuing operations	881	66	(a)	(79)	19	887
Discontinued operations	16	—		(3)	1	14
Total ALLL — including discontinued operations	$897	$66		$(82)	$20	$901

(a)	Excludes a credit for losses on lending-related commitments of $2 million.

Three months ended June 30, 2017:

in millions	March 31, 2017	Provision	Charge-offs	Recoveries	June 30, 2017
Commercial and Industrial	$512	$54	$(40)	$2	$528
Commercial real estate:
Real estate — commercial mortgage	146	1	(3)	—	144
Real estate — construction	29	(1)	—	—	28
Total commercial real estate loans	175	—	(3)	—	172
Commercial lease financing	40	1	(1)	—	40
Total commercial loans	727	55	(44)	2	740
Real estate — residential mortgage	18	(6)	(4)	1	9
Home equity loans	53	(7)	(9)	5	42
Consumer direct loans	24	7	(8)	2	25
Credit cards	38	16	(12)	2	44
Consumer indirect loans	10	1	(5)	4	10
Total consumer loans	143	11	(38)	14	130
Total ALLL — continuing operations	870	66	(82)	16	870
Discontinued operations	23	—	(4)	2	21
Total ALLL — including discontinued operations	$893	$66	$(86)	$18	$891

Six months ended June 30, 2018:

in millions	December 31, 2017	Provision		Charge-offs	Recoveries	June 30, 2018
Commercial and Industrial	529	$76		$(76)	$13	$542
Commercial real estate:
Real estate — commercial mortgage	133	8		(3)	1	139
Real estate — construction	30	(3)		—	1	28
Total commercial real estate loans	163	5		(3)	2	167
Commercial lease financing	43	1		(5)	1	40
Total commercial loans	735	82		(84)	16	749
Real estate — residential mortgage	7	4		(1)	—	10
Home equity loans	43	(2)		(10)	6	37
Consumer direct loans	28	11		(17)	4	26
Credit cards	44	23		(24)	3	46
Consumer indirect loans	20	6		(15)	8	19
Total consumer loans	142	42		(67)	21	138
Total ALLL — continuing operations	877	124	(a)	(151)	37	887
Discontinued operations	16	2		(7)	3	14
Total ALLL — including discontinued operations	$893	$126		$(158)	$40	$901

(a)	Excludes a provision for losses on lending-related commitments of $1 million.

Six months ended June 30, 2017:

in millions	December 31, 2016	Provision		Charge-offs	Recoveries	June 30, 2017
Commercial and Industrial	$508	$85		$(72)	$7	$528
Commercial real estate:
Real estate — commercial mortgage	144	3		(3)	—	144
Real estate — construction	22	5		—	1	28
Total commercial real estate loans	166	8		(3)	1	172
Commercial lease financing	42	4		(8)	2	40
Total commercial loans	716	97		(83)	10	740
Real estate — residential mortgage	17	(9)		(2)	3	9
Home equity loans	54	(3)		(17)	8	42
Consumer direct loans	24	16		(18)	3	25
Credit cards	38	26		(23)	3	44
Consumer indirect loans	9	9		(16)	8	10
Total consumer loans	142	39		(76)	25	130
Total ALLL — continuing operations	858	136	(a)	(159)	35	870
Discontinued operations	24	3		(10)	4	21
Total ALLL — including discontinued operations	$882	$139		$(169)	$39	$891

(a)	Excludes a credit for losses on lending-related commitments of $7 million.

A breakdown of the individual and collective ALLL and the corresponding loan balances as of June 30, 2018, follows:

	Allowance			Outstanding
June 30, 2018	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired	Loans		Individually Evaluated for Impairment	Collectively Evaluated for Impairment		Purchased Credit Impaired
in millions
Commercial and industrial	$7	$533	$2	$44,569		$187	$44,325		$57
Commercial real estate:
Commercial mortgage	—	136	3	14,162		20	13,930		212
Construction	—	28	—	1,736		—	1,733		3
Total commercial real estate loans	—	164	3	15,898		20	15,663		215
Commercial lease financing	—	40	—	4,509		—	4,509		—
Total commercial loans	7	737	5	64,976		207	64,497		272
Real estate — residential mortgage	4	5	1	5,452		48	5,071		333
Home equity loans	10	26	1	11,519		125	11,374		20
Consumer direct loans	—	26	—	1,785		4	1,777		4
Credit cards	—	46	—	1,094		3	1,091		—
Consumer indirect loans	3	16	—	3,396		35	3,361		—
Total consumer loans	17	119	2	23,246		215	22,674		357
Total ALLL — continuing operations	24	856	7	88,222		422	87,171		629
Discontinued operations	3	11	—	1,194	(a)	21	1,173	(a)	—
Total ALLL — including discontinued operations	$27	$867	$7	$89,416		$443	$88,344		$629

(a)	Amount includes $2 million of loans carried at fair value that are excluded from ALLL consideration.

A breakdown of the individual and collective ALLL and the corresponding loan balances as of December 31, 2017, follows:

	Allowance			Outstanding
December 31, 2017	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired	Loans		Individually Evaluated for Impairment	Collectively Evaluated for Impairment		Purchased Credit Impaired
in millions
Commercial and Industrial	$6	$520	$3	$41,859		$136	$41,640		$83
Commercial real estate:
Commercial mortgage	—	131	2	14,088		12	13,828		248
Construction	—	30	—	1,960		—	1,934		26
Total commercial real estate loans	—	161	2	16,048		12	15,762		274
Commercial lease financing	—	43	—	4,826		—	4,826		—
Total commercial loans	6	724	5	62,733		148	62,228		357
Real estate — residential mortgage	5	2	—	5,483		49	5,079		355
Home equity loans	9	33	1	12,028		117	11,889		22
Consumer direct loans	—	28	—	1,794		4	1,786		4
Credit cards	—	44	—	1,106		2	1,104		—
Consumer indirect loans	3	17	—	3,261		34	3,227		—
Total consumer loans	17	124	1	23,672		206	23,085		381
Total ALLL — continuing operations	23	848	6	86,405		354	85,313		738
Discontinued operations	3	13	—	1,314	(a)	21	1,293	(a)	—
Total ALLL — including discontinued operations	$26	$861	$6	$87,719		$375	$86,606		$738

(a)	Amount includes $2 million of loans carried at fair value that are excluded from ALLL consideration.

The liability for credit losses inherent in unfunded lending-related commitments, such as letters of credit and unfunded loan commitments, is included in “accrued expense and other liabilities” on the balance sheet. We establish the amount of this reserve by considering both historical trends and current market conditions quarterly, or more often if deemed necessary.

Changes in the liability for credit losses on unfunded lending-related commitments are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
in millions	2018	2017	2018	2017
Balance at beginning of period	$60	$48	$57	$55
Provision (credit) for losses on lending-related commitments	(2)	—	1	(7)
Balance at end of period	$58	$48	$58	$48

PCI Loans

Purchased loans that have evidence of deterioration in credit quality since origination and for which it is probable, at acquisition, that all contractually required payments will not be collected are deemed PCI. Our policies for determining, recording payments on, and derecognizing PCI loans are disclosed in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Purchased Loans” beginning on page 107 of our 2017 Form 10-K.

We have PCI loans from two separate acquisitions, one in 2012 and one in 2016. The following tables present the roll-forward of the accretable yield and the beginning and ending outstanding unpaid principal balance and carrying amount of all PCI loans for the three and six months ended June 30, 2018, and the twelve months ended December 31, 2017.

	Three Months Ended June 30,			Six Months Ended June 30,
	2018			2018
in millions	Accretable Yield	Carrying Amount	Outstanding Unpaid Principal Balance	Accretable Yield	Carrying Amount	Outstanding Unpaid Principal Balance
Balance at beginning of period	$132	$812	$930	$131	$738	$803
Additions	—			—
Accretion	(11)			(23)
Net reclassifications from nonaccretable to accretable	6			28
Payments received, net	(6)			(15)
Disposals	—			—
Balance at end of period	$121	$622	$669	$121	$622	$669

	Twelve Months Ended December 31,
	2017
in millions	Accretable Yield	Carrying Amount	Outstanding Unpaid Principal Balance
Balance at beginning of period	$197	$865	$1,002
Additions	(32)
Accretion	(44)
Net reclassifications from nonaccretable to accretable	15
Payments received, net	(4)
Disposals	(1)
Balance at end of period	$131	$738	$803

5. Fair Value Measurements

Fair Value Determination

In accordance with GAAP, Key measures certain assets and liabilities at fair value. Fair value is defined as the price to sell an asset or transfer a liability in orderly transaction between market participants in our principal market.

Additional information regarding our accounting policies for determining fair value is provided in Note 7 (“Fair Value Measurements”) and Note 1 (“Summary of Significant Accounting Policies”) under the heading “Fair Value Measurements” of our 2017 Form 10-K.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are measured at fair value on a recurring basis in accordance with GAAP. The following tables present these assets and liabilities at June 30, 2018, and December 31, 2017.

	June 30, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
in millions
ASSETS MEASURED ON A RECURRING BASIS
Trading account assets:
U.S. Treasury, agencies and corporations	—	$537	—	$537	—	615	—	615
States and political subdivisions	—	36	—	36	—	37	—	37
Other mortgage-backed securities	—	137	—	137	—	104	—	104
Other securities	—	107	—	107	—	65	—	65
Total trading account securities	—	817	—	817	—	821	—	821
Commercial loans	—	16	—	16	—	15	—	15
Total trading account assets	—	833	—	833	—	836	—	836
Securities available for sale:
U.S. Treasury, agencies and corporations	—	146	—	146	—	157	—	157
States and political subdivisions	—	7	—	7	—	9	—	9
Agency residential collateralized mortgage obligations	—	13,894	—	13,894	—	14,660	—	14,660
Agency residential mortgage-backed securities	—	1,367	—	1,367	—	1,439	—	1,439
Agency commercial mortgage-backed securities	—	1,933	—	1,933	—	1,854	—	1,854
Other securities	—	—	$20	20	—	—	20	20
Total securities available for sale	—	17,347	20	17,367	—	18,119	20	18,139
Other investments:
Principal investments:
Direct	—	—	13	13	—	—	13	13
Indirect (measured at NAV) (a)	—	—	—	109	—	—	—	124
Total principal investments	—	—	13	122	—	—	13	137
Equity investments:
Direct	—	—	7	7	—	4	3	7
Direct (measured at NAV) (a)	—	—	—	1	—	—	—	—
Total equity investments	—	—	7	8	—	4	3	7
Total other investments	—	—	20	130	—	4	16	144
Loans, net of unearned income	—	—	3	3	—	—	2	2
Loans held for sale	—	58	—	58	—	70	1	71
Derivative assets:
Interest rate	—	338	5	343	—	713	9	722
Foreign exchange	$84	32	—	116	$100	$30	$—	$130
Commodity	—	494	—	494	—	255	—	255
Credit	—	—	—	—	—	—	1	1
Other	—	1	3	4	—	1	3	4
Derivative assets	84	865	8	957	100	999	13	1,112
Netting adjustments (b)	—	—	—	(219)	—	—	—	(443)
Total derivative assets	84	865	8	738	100	999	13	669
Accrued income and other assets	—	—	—	—	—	—	—	—
Total assets on a recurring basis at fair value	$84	$19,103	$51	$19,129	$100	$20,028	$52	$19,861
LIABILITIES MEASURED ON A RECURRING BASIS
Bank notes and other short-term borrowings:
Short positions	$6	$633	—	$639	$72	$562	$—	$634
Derivative liabilities:
Interest rate	—	423	—	423	—	520	—	520
Foreign exchange	73	30	—	103	98	26	—	124
Commodity	—	484	—	484	—	246	—	246
Credit	—	3	9	12	—	4	—	4
Other	—	2	—	2	—	13	—	13
Derivative liabilities	73	942	9	1,024	98	809	—	907
Netting adjustments (b)	—	—	—	(598)	—	—	—	(616)
Total derivative liabilities	73	942	9	426	98	809	—	291
Accrued expense and other liabilities	—	—	—	—	—	—	—	—
Total liabilities on a recurring basis at fair value	$79	$1,575	9	$1,065	$170	$1,371	$—	$925

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

Qualitative Disclosures of Valuation Techniques

The following describes the valuation techniques and significant inputs for Level 2 and Level 3 assets and liabilities:

Securities (trading account assets and available for sale). We own several types of securities, requiring a range of valuation methods:

•
Level 2 securities include municipal bonds, bonds backed by the U.S. government, corporate bonds, agency residential and CMBS, securities issued by the U.S. Treasury, money markets, and certain agency and corporate CMOs. Fair value is determined using pricing models (either by a third-party pricing service or internally) or quoted prices of similar securities.

•
Our Level 3 instruments consist principally of debt securities. The securities are valued using a cash flow analysis of the associated private company issuers based on internal models or a third party valuation service. We also employ a market approach that utilizes revenue multiples of comparable companies. We reference guideline public companies with growth prospects, margin, and risks that are comparable to the subject companies. The valuations of the securities are negatively affected by projected net losses of the associated private companies and positively affected by projected net gains.

The valuations provided by the third-party pricing service are based on observable market inputs, which include benchmark yields, reported trades, issuer spreads, benchmark securities, bids, offers, and reference data obtained from market research publications. Inputs used by the third-party pricing service in valuing CMOs and other mortgage-backed securities also include new issue data, monthly payment information, whole loan collateral performance, and “To Be Announced” prices. We validate the pricing methodologies utilized by our third-party pricing service to ensure that the fair value determination is consistent with the applicable accounting guidance. This includes comparing the actual inputs used by our third-party pricing service to comparable inputs for similar securities and comparing the fair values to prices from other independent sources for the same and similar securities.

Commercial loans (trading account assets). Commercial loans recorded as trading account assets are valued based on market spreads since there is an active market for similar assets. Bid and ask prices are received from multiple loan dealers and valuations reflect prices within the bid-ask spread that are most representative of fair value for the respective loans. The price point used within the bid/ask spread is further validated using an independent, third party service provider.

Principal investments. Principal investments consist of investments in equity and debt instruments made by our principal investing entities. They include direct investments (investments made in a particular company) and indirect investments (investments made through funds that include other investors). In most cases, quoted market prices are not available for our direct investments, and we must estimate the fair value based on operating performance, market multiples for comparable businesses, and unique facts and circumstances related to each individual investment. Indirect investments are valued using a methodology that is consistent with accounting guidance allowing us to estimate fair value based upon net asset value per share (or its equivalent, such as member units or an ownership interest in partners’ capital to which a proportionate share of net assets is attributed).

The following table presents the fair value of our direct and indirect principal investments and related unfunded commitments at June 30, 2018, as well as financial support provided for the three and six months ended June 30, 2018, and June 30, 2017.

			Financial support provided
			Three months ended June 30,				Six months ended June 30,
	June 30, 2018		2018		2017		2018		2017
in millions	Fair Value	Unfunded Commitments	Funded Commitments	Funded Other	Funded Commitments	Funded Other	Funded Commitments	Funded Other	Funded Commitments	Funded Other
INVESTMENT TYPE
Direct investments (a)	$13	—	—	—	—	—	—	—	—	$—
Indirect investments (measured at NAV)	109	$28	—	—	$—	—	$1	—	$1	—
Total	$122	$28	—	—	$—	—	$1	—	$1	$—

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

Other Equity Investments. Our other equity investments measured on a recurring basis are direct investments in equity instruments of private companies. Quoted market prices are not available for these investments and we must perform valuations using other methods in a similar manner to our direct principal investments.

Loans Held for Sale and Held for Investment. Residential mortgage loans are valued based on quoted market prices, where available, prices for other traded mortgage loans with similar characteristics, and purchase commitments and bid information received from market participants. We have elected the fair value option for residential mortgage loans held for sale as this aligns with the related forward mortgage loan sale commitments.

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

Derivatives. The majority of our derivative positions are Level 2 instruments, which are valued using internally developed models, based on market convention. These models use observable market inputs, such as interest rate curves, LIBOR and Overnight Index Swap discount rates and curves, index pricing curves, foreign currency curves, volatility surfaces (a three-dimensional graph of implied volatility against strike price and maturity) and current prices for mortgage securities and investor supplied prices.

Level 3 derivative instruments primarily consist of interest rate lock commitments and several customized derivative instruments. The value of interest rate lock commitments is based on interest rates observable in the market and the probability of the loan closing.  Therefore, the valuation methodology employs a model which uses current interest rates and adjusts the probability of the loan closing at the approved terms in the current interest rate environment. Various other customized derivative instruments are priced using internally developed models which leverage market and internal data and assumptions.

Liability for short positions. Level 2 items are fixed income securities held by our broker dealer in its trading inventory. These items are measured at fair value based upon market activity, spreads, credit ratings and interest rates for each security type. Additionally, recent values used in transactions for the same or similar securities are also utilized in the valuation.

Changes in Level 3 Fair Value Measurements

The following table shows the components of the change in the fair values of our Level 3 financial instruments for the three and six months ended June 30, 2018, and June 30, 2017.

in millions	Beginning of Period Balance	Gains (Losses) Included in Other Comprehensive Income	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers Other	Transfers into Level 3 (a)		Transfers out of Level 3 (a)		End of Period Balance	Unrealized Gains (Losses) Included in Earnings
Six months ended June 30, 2018
Securities available for sale
Other securities	$20	$—	—		—	—	—	—	—		—		$20	—
Other investments
Principal investments
Direct	13	—	$—	(b)	1	(1)	—	—	—		—		13	$1	(b)
Equity investments
Direct	3	—	—		—	—	—	—	$4		—		7	—
Loans held for sale	1	—	—		—	(1)	—	—	—		—		—	—
Loans held for investment	2	—	—		—	—	—	1	—		—		3	—
Derivative instruments (c)
Interest rate	9	—	(2)	(d)	1	(2)	—	—	4	(e)	$(5)	(e)	5	—
Credit	1	—	(20)	(d)	—	—	$10	—	—		—		(9)	—
Other (f)	3	—	—		—	—	—	—	—		—		3	—
Three months ended June 30, 2018
Securities available for sale
Other securities	$20	$—	—		—	—	—	—	—		$—		$20	—
Other investments
Principal investments
Direct	12	—	$1	(b)	1	(1)	—	—	—		—		13	2	(b)
Equity investments
Direct	7	—	—		—	—	—	—	—		—		7	—
Loans held for sale	1	—	—		—	(1)	—	—	—		—		—	—
Loans held for investment	2	—	—		—	—	—	1	—		—		3	—
Derivative instruments (c)
Interest rate	4	—	(1)	(d)	—	(2)	—	—	4	(e)	—	(e)	5	—
Credit	—	—	(15)	(d)	—	—	$6	—	—		—		(9)	—
Other (f)	3	—	—		—	—	—	—	—		—		3	—

in millions	Beginning of Period Balance	Gains (Losses) Included in Other Comprehensive Income	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers Other	Transfers into Level 3 (a)		Transfers out of Level 3 (a)		End of Period Balance	Unrealized Gains (Losses) Included in Earnings
Six months ended June 30, 2017
Securities available for sale
Other securities	$17	3	—		—	—	—	—	—		—		$20	—
Other investments
Principal investments
Direct	27	$—	$(5)	(b)	—	$(7)	—	—	—		—		15	$(3)	(b)
Derivative instruments (c)
Interest rate	7	—	—		—	—	—	—	$12	(e)	$(3)	(e)	16	—
Credit	1	—	(7)	(d)	—	—	$7	—	—		—		1	—
Other (f)	2	—	—		—	—	—	$2	—		—		4	—
Three months ended June 30, 2017
Securities available for sale
Other securities	$17	3	—		—	—	—	—	—		—		$20	—
Other investments
Principal investments
Direct	21	$—	$(3)	(b)	—	$(3)	—	—	—		—		15	$3	(b)
Derivative instruments (c)
Interest rate	5	—	—		—	—	—	—	$11	(e)	$—	(e)	16	—
Credit	1	—	(4)	(d)	—	—	$4	—	—		—		1	—
Other (f)	4	—	—		$—	—	—	$—	—		—		4	—

(a)	Our policy is to recognize transfers into and transfers out of Level 3 as of the end of the reporting period.

(b)	Realized and unrealized gains and losses on principal investments are reported in “other income” on the income statement.

(c)	Amounts represent Level 3 derivative assets less Level 3 derivative liabilities.

(d)	Realized and unrealized gains and losses on derivative instruments are reported in “corporate services income” and “other income” on the income statement.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in accordance with GAAP. The adjustments to fair value generally result from the application of accounting guidance that requires assets and liabilities to be recorded at the lower of cost or fair value, or assessed for impairment. There were no liabilities measured at fair value on a nonrecurring basis at June 30, 2018, and December 31, 2017.

The following table presents our assets measured at fair value on a nonrecurring basis at June 30, 2018, and December 31, 2017:

	June 30, 2018				December 31, 2017
in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3		Total
ASSETS MEASURED ON A NONRECURRING BASIS
Impaired loans and leases	—	$3	$71	$74	—	—	$9		$9
Accrued income and other assets	—	—	2	2	—	$5	133	(a)	138
Total assets on a nonrecurring basis at fair value	—	$3	$73	$76	—	$5	$142		$147

(a)
At December 31, 2017, we recorded $31 million of impairment related to $119 million of LIHTC and Historic Tax Credit investments impacted by the enactment of the TCJ Act. Refer to the “LIHTC and Historic Tax Credit Investments” section below for a description of the valuation technique and inputs applied for this fair value measurement.

Impaired loans and leases. The following two internal methods are used to value impaired loans and leases:

•	Cash flow analysis considers internally developed inputs, such as discount rates, default rates, costs of foreclosure, and changes in collateral values.

•
The fair value of the underlying collateral, which may take the form of real estate or personal property, is based on internal estimates, field observations, and assessments provided by third-party appraisers.

Impairment valuations are back-tested each quarter, based on a look-back of actual incurred losses on closed deals previously evaluated for impairment. The overall percent variance of actual net loan charge-offs on closed deals compared to the specific allocations on such deals is considered in determining each quarter’s specific allocations.

Commercial loans held for sale. Through a quarterly analysis of our loan portfolios held for sale, which include both performing and nonperforming commercial loans, we determine any adjustments necessary to record the portfolios at the lower of cost or fair value in accordance with GAAP. For loans sold in an active market, we utilize non-binding bids for the respective loans or similar loans, or recent sales to determine the fair value. For inactive markets, we assess appraisal values, strength of sponsor/guarantor, loan pricing relative to current comparable transactions, current market conditions and market demographics. Our analysis concluded that there were no commercial loans held for sale adjusted to fair value at June 30, 2018, and December 31, 2017.

Direct financing leases and operating lease assets held for sale. Valuations of direct financing leases and operating lease assets held for sale are performed using an internal model that relies on market data, such as swap rates and bond ratings, as well as on our own assumptions about the exit market for the leases and details about the individual leases in the portfolio. The inputs based on our assumptions include changes in the value of leased items and internal credit ratings. These leases have been classified as Level 3 assets. Leases for which we receive a current nonbinding bid, and for which the sale is considered probable, may be classified as Level 2. No direct financing leases and operating lease assets held for sale were adjusted to fair value at June 30, 2018, and December 31, 2017.

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

LIHTC and Historic Tax Credit Investments. Valuation of LIHTC and Historic Tax Credit (HTC) involves measuring the present value of future tax benefits and comparing that value against the current carrying value of the investment. LIHTC and HTC investments are impaired when it is more likely than not that the carrying amount of the investment will not be realized. A primary driver of impairment in the fourth quarter of 2017 was the enactment of the TCJ Act, which reduced future depreciation tax benefits expected to be realized by certain LIHTC and HTC investments. No impairment was recorded for the three and six months ended June 30, 2018.

Other Equity Investments. We have other investments in equity securities that do not have readily determinable fair values and do not qualify for the practical expedient to measure the investment using a net asset value per share. We have elected to measure these securities at cost less impairment plus or minus adjustments due to observable orderly transactions. Impairment is recorded when there is evidence that the expected fair value of the investment has declined to below the recorded cost. At each reporting period, we assess if these investments continue to qualify for this measurement alternative. At June 30, 2018, the carrying amount of equity investments recorded under this method was $93 million. No impairment was recorded for the three and six months ended June 30, 2018.

Quantitative Information about Level 3 Fair Value Measurements

The range and weighted average of the significant unobservable inputs used to fair value our material Level 3 recurring and nonrecurring assets at June 30, 2018, and December 31, 2017, along with the valuation techniques used, are shown in the following table:

June 30, 2018	Fair Value of Level 3 Assets	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
dollars in millions
Recurring
Other investments — principal investments — direct:	$13	Individual analysis of the condition of each investment
Debt instruments			EBITDA multiple	N/A (6.93)
Equity instruments of private companies			EBITDA multiple	N/A (6.93)
Nonrecurring
Impaired loans	71	Fair value of underlying collateral	Discount	0.00 - 75.00% (22.00%)

December 31, 2017	Fair Value of Level 3 Assets	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
dollars in millions
Recurring
Other investments — principal investments — direct:	$13	Individual analysis of the condition of each investment
Debt instruments			EBITDA multiple	N/A (6.00)
Equity instruments of private companies			EBITDA multiple	N/A (6.00)
Nonrecurring
Impaired loans	9	Fair value of underlying collateral	Discount	0.00 - 50.00% (23.00%)

Fair Value Disclosures of Financial Instruments

The levels in the fair value hierarchy ascribed to our financial instruments and the related carrying amounts at June 30, 2018, and December 31, 2017, are shown in the following tables. Assets and liabilities are further arranged by measurement category.

	June 30, 2018
		Fair Value
in millions	Carrying Amount	Level 1	Level 2	Level 3	Measured at NAV	Netting Adjustment		Total
ASSETS (by measurement category)
Fair value - net income
Trading account assets (b)	$833	—	$833	—	—	—		$833
Other investments (b)	709	—	—	$599	$110	—		709
Loans, net of unearned income (d)	3	—	—	3	—	—		3
Loans held for sale (b)	58	—	58	—	—	—		58
Derivative assets - trading (b)	690	$81	828	8	—	$(227)	(f)	690
Fair value - OCI
Securities available for sale (b)	17,367	—	17,347	$20	—	—		17,367
Derivative assets - hedging (b)	48	3	37	—	—	8	(f)	48
Amortized cost
Held-to-maturity securities (c)	12,277	—	11,735	—	—	—		11,735
Loans, net of unearned income (d)	87,332	—	—	84,969	—	—		84,969
Loans held for sale (b)	1,360	—	—	1,360	—	—		1,360
Other
Cash and short-term investments (a)	3,430	3,430	—	—	—	—		3,430
LIABILITIES (by measurement category)
Fair value - net income
Derivative liabilities - trading (b)	$426	$73	$940	9	—	$(596)	(f)	$426
Fair value - OCI
Derivative liabilities - hedging (b)	—	—	1	—	—	(1)	(f)	—
Amortized cost
Time deposits (e)	12,490	—	12,557	—	—	—		12,557
Short-term borrowings (a)	2,306	$6	2,300	—	—	—		2,306
Long-term debt (e)	13,853	12,708	1,173	—	—	—		13,881
Other
Deposits with no stated maturity (a)	92,058	—	92,058	—	—	—		92,058

	December 31, 2017
		Fair Value
in millions	Carrying Amount	Level 1	Level 2	Level 3	Measured at NAV	Netting Adjustment		Total
ASSETS (by measurement category)
Fair value - net income
Trading account assets (b)	$836	—	$836	—	—	—		$836
Other investments (b)	726	—	4	$598	$124	—		726
Loans, net of unearned income (d)	2	—	—	2	—	—		2
Loans held for sale (b)	71	—	70	1	—	—		71
Derivative assets - trading (b)	681	$99	918	13	—	$(349)	(f)	681
Fair value - OCI
Securities available for sale (b)	18,139	—	18,119	20	—	—		18,139
Derivative assets - hedging (b)	(12)	1	81	—	—	(94)	(f)	(12)
Amortized cost
Held-to-maturity securities (c)	11,830	—	11,565	—	—	—		11,565
Loans, net of unearned income (d)	85,526	—	—	84,003	—	—		84,003
Loans held for sale (b)	1,036	—	—	1,036	—	—		1,036
Other
Cash and short-term investments (a)	5,118	5,118	—	—	—	—		5,118
LIABILITIES (by measurement category)
Fair value - net income
Derivative liabilities - trading (b)	$289	$94	$763	—	—	$(568)	(f)	$289
Fair value - OCI
Derivative liabilities - hedging (b)	2	4	46	—	—	(48)	(f)	2
Amortized cost
Time deposits (e)	11,647	—	11,750	—	—	—		11,750
Short-term borrowings (a)	1,011	72	939	—	—	—		1,011
Long-term debt (e)	14,333	13,407	$1,219	—	—	—		14,626
Other
Deposits with no stated maturity (a)	93,588	—	93,588	—	—	—		93,588
Valuation Methods and Assumptions

(a)	Fair value equals or approximates carrying amount. The fair value of deposits with no stated maturity does not take into consideration the value ascribed to core deposit intangibles.

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

Education lending business. The discontinued education lending business consists of loans in portfolio recorded at carrying value with appropriate valuation reserves, and loans in portfolio recorded at fair value. All of these loans were excluded from the table above as follows:

•	Loans at carrying value, net of allowance, of $1.2 billion ($1.0 billion at fair value) at June 30, 2018, and $1.3 billion ($1.1 billion at fair value) at December 31, 2017;

•	Portfolio loans at fair value of $2 million at June 30, 2018, and $2 million at December 31, 2017.
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

	June 30, 2018				December 31, 2017
in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies, and corporations	$150	—	$4	$146	$159	$—	$2	$157
States and political subdivisions	7	—	—	7	9	—	—	9
Agency residential collateralized mortgage obligations	14,435	$5	546	13,894	14,985	10	335	14,660
Agency residential mortgage-backed securities	1,407	2	42	1,367	1,456	3	20	1,439
Agency commercial mortgage-backed securities	2,041	—	108	1,933	1,920	—	66	1,854
Other securities	17	3	—	20	17	3	—	20
Total securities available for sale	$18,057	$10	$700	$17,367	$18,546	$16	$423	$18,139
HELD-TO-MATURITY SECURITIES
Agency residential collateralized mortgage obligations	$7,699	1	$372	$7,328	$8,055	$—	$224	$7,831
Agency residential mortgage-backed securities	531	$—	17	514	574	1	4	571
Agency commercial mortgage-backed securities	4,032	—	154	3,878	3,186	6	44	3,148
Other securities	15	—	—	15	15	—	—	15
Total held-to-maturity securities	$12,277	$1	$543	$11,735	$11,830	$7	$272	$11,565

The following table summarizes our securities that were in an unrealized loss position as of June 30, 2018, and December 31, 2017.

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2018
Securities available for sale:
U.S Treasury, agencies, and corporations	$39	$1	$107	$3	$146	$4
Agency residential collateralized mortgage obligations	5,742	141	7,230	405	12,972	546
Agency residential mortgage-backed securities	338	10	873	32	1,211	42
Agency commercial mortgage-backed securities	192	9	1,593	99	1,785	108
Held-to-maturity securities:
Agency residential collateralized mortgage obligations	2,058	65	5,156	307	7,214	372
Agency residential mortgage-backed securities	330	10	184	7	514	17
Agency commercial mortgage-backed securities	3,030	104	477	50	3,507	154
Other securities (a)	9	—	—	—	9	—
Total temporarily impaired securities	$11,738	$340	$15,620	$903	$27,358	$1,243
December 31, 2017
Securities available for sale:
U.S. Treasury, agencies, and corporations	$41	$—	116	2	$157	$2
Agency residential collateralized mortgage obligations	6,153	74	$7,270	$261	13,423	335
Agency residential mortgage-backed securities	666	7	702	13	1,368	20
Agency commercial mortgage-backed securities	205	4	1,649	62	1,854	66
Held-to-maturity securities:
Agency residential collateralized mortgage obligations	2,201	27	5,599	197	7,800	224
Agency residential mortgage-backed securities	252	1	206	3	458	4
Agency commercial mortgage-backed securities	1,470	12	495	32	1,965	44
Other securities (a)	3	—	4	—	7	—
Total temporarily impaired securities	$10,991	$125	$16,041	$570	$27,032	$695

(a)	Gross unrealized losses totaled less than $1 million for other securities held-to maturity at June 30, 2018, and December 31, 2017.

At June 30, 2018, we had $546 million of gross unrealized losses related to 465 fixed-rate agency residential CMOs that we invested in as part of our overall A/LM strategy. These securities had a weighted-average maturity of 4.69 years at June 30, 2018. At June 30, 2018, we also had $42 million of gross unrealized losses related to 266 agency residential mortgage-backed securities positions and $108 million of gross unrealized losses related to 14 agency commercial mortgage backed securities positions with weighted-average maturities of 3.98 years and 4.06 years, respectively. Because these securities have a fixed interest rate, their fair value is sensitive to movements in market interest rates. These unrealized losses are considered temporary since we expect to collect all contractually due amounts from these securities. Accordingly, these investments were reduced to their fair value through OCI, not through earnings.

We regularly assess our securities portfolio for OTTI. The assessments are based on the nature of the securities, the underlying collateral, the financial condition of the issuer, the extent and duration of the loss, our intent related to the individual securities, and the likelihood that we will have to sell securities prior to expected recovery. As shown in the following table, we did not have any impairment losses recognized in earnings for the three and six months ended June 30, 2018, and June 30, 2017.

Six months ended June 30, 2018
in millions
Balance at December 31, 2017	$4
Impairment recognized in earnings	—
Balance at June 30, 2018	$4

At June 30, 2018, securities available for sale and held-to-maturity securities totaling $7.9 billion were pledged to secure securities sold under repurchase agreements, to secure public and trust deposits, to facilitate access to secured funding, and for other purposes required or permitted by law.

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

	Securities Available for Sale		Held to Maturity Securities
June 30, 2018	Amortized Cost	Fair Value	Amortized Cost	Fair Value
in millions
Due in one year or less	$113	$113	$43	$42
Due after one through five years	12,105	11,602	6,653	6,410
Due after five through ten years	5,823	5,636	5,581	5,283
Due after ten years	16	16	—	—
Total	$18,057	$17,367	$12,277	$11,735

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

At June 30, 2018, after taking into account the effects of bilateral collateral and master netting agreements, we had $48 million of derivative assets and less than $1 million of derivative liabilities that relate to contracts entered into for hedging purposes. As of the same date, after taking into account the effects of bilateral collateral and master netting agreements and a reserve for potential future losses, we had derivative assets of $690 million and derivative liabilities of $426 million that were not designated as hedging instruments. These positions are primarily comprised of derivative contracts entered into for client accommodation purposes.

Additional information regarding our accounting policies for derivatives is provided in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Derivatives and Hedging” beginning on page 105 of our 2017 Form 10-K. Our derivative strategies and related risk management objectives are described in Note 9. Derivatives and Hedging Activities beginning on page 143 of our 2017 Form 10-K.

Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments

The following table summarizes the fair values of our derivative instruments on a gross and net basis as of June 30, 2018, and December 31, 2017. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements, but after the variation margin payments with central clearing organizations have been applied as settlement, as applicable. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Securities collateral related to legally enforceable master netting agreements is not offset on the balance sheet. Our derivative instruments are included in “accrued income and other assets” or “accrued expenses and other liabilities” on the balance sheet, as follows:

	June 30, 2018			December 31, 2017
		Fair Value			Fair Value
in millions	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate	$28,918	$37	$2	$26,176	$81	$46
Foreign exchange	256	3	—	302	1	4
Total	29,174	40	2	26,478	82	50
Derivatives not designated as hedging instruments:
Interest rate	66,309	306	421	61,390	641	474
Foreign exchange	9,378	113	103	8,317	129	120
Commodity	2,165	494	484	1,687	255	246
Credit	381	—	12	315	1	4
Other (a)	1,244	4	2	2,006	4	13
Total	79,477	917	1,022	73,715	1,030	857
Netting adjustments (b)	—	(219)	(598)	—	(443)	(616)
Net derivatives in the balance sheet	108,651	738	426	100,193	669	291
Other collateral (c)	—	(2)	(69)	—	(5)	(84)
Net derivative amounts	$108,651	$736	$357	$100,193	$664	$207

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

Fair value hedges. During the six-month period ended June 30, 2018, we did not exclude any portion of these hedging instruments from the assessment of hedge effectiveness.

The following table summarizes the amounts that were recorded on the balance sheet as of June 30, 2018, related to cumulative basis adjustments for fair value hedges.

	June 30, 2018
in millions	Balance sheet line item in which the hedge item is included	Carrying amount of hedged item (a)	Hedge accounting basis adjustment (b)
Interest rate contracts	Long-term debt	$9,481	$(104)
Interest rate contracts	Certificate of deposit ($100,000 or more)	347	—
Interest rate contracts	Other time deposits	179	—

(a)	The carrying amount represents the portion of the liability designated as the hedged item.

(b)	Basis adjustment includes $11 million related to de-designated hedged items no longer in qualifying fair value hedging relationships.

Cash flow hedges. During the six-month period ended June 30, 2018, we did not exclude any portion of these hedging instruments from the assessment of hedge effectiveness.

Considering the interest rates, yield curves, and notional amounts as of June 30, 2018, we would expect to reclassify an estimated $68 million of after-tax net gains on derivative instruments designated as cash flow hedges from AOCI to income during the next 12 months. In addition, we expect to reclassify approximately $3 million of net losses related to terminated cash flow hedges from AOCI to income during the next 12 months. As of June 30, 2018, the maximum length of time over which we hedge forecasted transactions is 10 years.

The following tables summarize the effect of fair value and cash flow hedge accounting on the income statement for the three- and six-month periods ended June 30, 2018, and June 30, 2017.

	Location and amount of net gains (losses) recognized in income on fair value and cash flow hedging relationships (a)
in millions	Interest expense – long-term debt	Interest income – loans	Interest expense - deposits	Other income
Three months ended June 30, 2018
Total amounts presented in the consolidated statement of income	$(102)	$1,000	$(112)	$99

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	22	—	1	—
Recognized on derivatives designated as hedging instruments	(25)	—	—	—
Net income (expense) recognized on fair value hedges	(3)	—	1	—
Net gain (loss) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	1	(25)	—	—
Net income (expense) recognized on cash flow hedges	$1	$(25)	—	—

Three months ended June 30, 2017
Total amounts presented in the consolidated statement of income	$(74)	$948	$(66)	$85

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	—	—	—	(5)
Recognized on derivatives designated as hedging instruments	14	—	—	5
Net income (expense) recognized on fair value hedges	14	—	—	—
Net gain (loss) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	(1)	5	—	—
Gains (losses) (before tax) recognized in income for hedge ineffectiveness	—	—	—	—
Net income (expense) recognized on cash flow hedges	$(1)	$5	—	—

	Location and amount of net gains (losses) recognized in income on fair value and cash flow hedging relationships (a)
in millions	Interest expense – long-term debt	Interest income – loans	Interest expense - deposits	Other income
Six months ended June 30, 2018
Total amounts presented in the consolidated statement of income	$(194)	$1,940	$(203)	$120

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	93	—	1	—
Recognized on derivatives designated as hedging instruments	(94)	—	—	—
Net income (expense) recognized on fair value hedges	(1)	—	1	—
Net gain (loss) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	—	(27)	—	—
Net income (expense) recognized on cash flow hedges	$—	$(27)	—	—

Six months ended June 30, 2017
Total amounts presented in the consolidated statement of income	$(142)	$1,825	$(124)	$117

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	—	—	—	30
Recognized on derivatives designated as hedging instruments	32	—	—	(30)
Net income (expense) recognized on fair value hedges	32	—	—	—
Net gain (loss) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	(2)	20	—	—
Gains (losses) (before tax) recognized in income for hedge ineffectiveness	—	—	—	—
Net income (expense) recognized on cash flow hedges	$(2)	$20	—	—

(a)	Prior period gain or loss amounts were not restated to conform to the new hedge accounting guidance adopted in 2018.

Net investment hedges. We enter into foreign currency forward contracts to hedge our exposure to changes in the carrying value of our investments as a result of changes in the related foreign exchange rates. At June 30, 2018, AOCI reflected unrecognized, after-tax gains totaling $44 million related to cumulative changes in the fair value of our net investment hedges, which offset the unrecognized, after-tax foreign currency losses on net investment balances. We did not exclude any portion of our hedging instruments from the assessment of hedge effectiveness during the six-month period ended June 30, 2018.

The following tables summarize the pre-tax net gains (losses) on our cash flow and net investment hedges for the three- and six-month periods ended June 30, 2018, and June 30, 2017, and where they are recorded on the income statement. The table includes net gains (losses) recognized in OCI during the period and net gains (losses) reclassified from OCI into income during the current period.

in millions	Net Gains (Losses) Recognized in OCI	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income	Net Gains (Losses) Reclassified From OCI Into Income(a)	Net Gains (Losses) Recognized in Other Income(a)
Three months ended June 30, 2018
Cash Flow Hedges
Interest rate	$(58)	Interest income — Loans	$(25)	$—
Interest rate	2	Interest expense — Long-term debt	1	—
Interest rate	1	Investment banking and debt placement fees	—	—
Net Investment Hedges
Foreign exchange contracts	10	Other Income	—	—
Total	$(45)		$(24)	$—
Three months ended June 30, 2017
Cash Flow Hedges
Interest rate	$22	Interest income — Loans	$5	$—
Interest rate	—	Interest expense — Long-term debt	(1)	—
Interest rate	—	Investment banking and debt placement fees	—	—
Net Investment Hedges
Foreign exchange contracts	(7)	Other Income	—	—
Total	$15		$4	$—

in millions	Net Gains (Losses) Recognized in OCI	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income	Net Gains (Losses) Reclassified From OCI Into Income(a)	Net Gains (Losses) Recognized in Other Income(a)
Six months ended June 30, 2018
Cash Flow Hedges
Interest rate	$(146)	Interest income — Loans	$(27)	$—
Interest rate	4	Interest expense — Long-term debt	—	—
Interest rate	1	Investment banking and debt placement fees	—	—
Net Investment Hedges
Foreign exchange contracts	10	Other Income	—	—
Total	$(131)		$(27)	$—
Six months ended June 30, 2017
Cash Flow Hedges
Interest rate	$—	Interest income — Loans	$20	$—
Interest rate	—	Interest expense — Long-term debt	(2)	—
Interest rate	—	Investment banking and debt placement fees	—	—
Net Investment Hedges
Foreign exchange contracts	(10)	Other Income	—	—
Total	$(10)		$18	$—

(a)	Prior period gain or loss amounts were not restated to conform to the new hedge accounting guidance adopted in 2018.

Nonhedging instruments

The following tables summarize the pre-tax net gains (losses) on our derivatives that are not designated as hedging instruments for the three- and six-month periods ended June 30, 2018, and June 30, 2017, and where they are recorded on the income statement.

	Three months ended June 30, 2018				Three months ended June 30, 2017
in millions	Corporate services income	Consumer mortgage income	Other income	Total	Corporate services income	Consumer mortgage income	Other income	Total
NET GAINS (LOSSES)
Interest rate	$11	$—	$—	$11	$10	—	$(1)	$9
Foreign exchange	11	—	—	11	10	—	—	10
Commodity	3	—	—	3	1	—	—	1
Credit	—	—	(14)	(14)	—	—	(5)	(5)
Other	—	—	16	16	—	$2	(10)	(8)
Total net gains (losses)	$25	$—	$2	$27	$21	$2	$(16)	$7

	Six months ended June 30, 2018				Six months ended June 30, 2017
in millions	Corporate services income	Consumer mortgage income	Other income	Total	Corporate services income	Consumer mortgage income	Other income	Total
NET GAINS (LOSSES)
Interest rate	$20	$—	$2	$22	$16	—	$(2)	$14
Foreign exchange	22	—	—	22	21	—	—	21
Commodity	6	—	—	6	3	—	—	3
Credit	2	—	(19)	(17)	1	—	(10)	(9)
Other	—	—	12	12	—	$1	(11)	(10)
Total net gains (losses)	$50	$—	$(5)	$45	$41	$1	$(23)	$19

Counterparty Credit Risk

We use several means to mitigate and manage exposure to credit risk on derivative contracts. We enter into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with a single counterparty in the event of default. Additionally, we monitor counterparty credit risk exposure on each contract to determine appropriate limits on our total credit exposure across all product types. We review our collateral positions on a daily basis and exchange collateral with our counterparties in accordance with standard ISDA documentation, central clearing rules, and other related agreements. We hold collateral in the form of cash and highly rated securities issued by the U.S. Treasury, government-sponsored enterprises, or GNMA. Cash collateral of $127 million was included in derivative assets on the balance sheet at June 30, 2018, compared to $23 million of cash collateral netted against derivative assets at December 31, 2017. The cash collateral netted against derivative liabilities totaled $251 million at June 30, 2018, and $150 million at December 31, 2017.

The following table summarizes the fair value of our derivative assets by type at the dates indicated. These assets represent our gross exposure to potential loss after taking into account the effects of bilateral collateral and master netting agreements and other means used to mitigate risk.

in millions	June 30, 2018	December 31, 2017
Interest rate	$215	$401
Foreign exchange	66	77
Commodity	326	163
Credit	—	1
Other	4	4
Derivative assets before collateral	611	646
Less: Related collateral	(127)	(23)
Total derivative assets	$738	$669

We enter into derivative transactions with two primary groups: broker-dealers and banks, and clients. Given that these groups have different economic characteristics, we have different methods for managing counterparty credit exposure and credit risk.

We enter into transactions with broker-dealers and banks for various risk management purposes. At June 30, 2018, we had gross exposure of $115 million to broker-dealers and banks. We had net exposure of $218 million after the application of master netting agreements and cash collateral, where such qualifying agreements exist. We had net exposure of $208 million after considering $10 million of additional collateral held in the form of securities.

We enter into transactions with clients to accommodate their business needs. Due to the smaller size and magnitude of the individual contracts with clients, we generally do not exchange collateral in connection with these derivative transactions. To address the risk of default associated with the uncollateralized contracts, we have established a credit valuation adjustment (included in “accrued income and other assets”) in the amount of $3 million at June 30, 2018, which we estimate to be the potential future losses on amounts due from client counterparties in the event of default. At June 30, 2018, we had gross exposure of $582 million to client counterparties and other entities that are not broker-dealers or banks for derivatives that have associated master netting agreements. We had net exposure of $521 million on our derivatives with these counterparties after the application of master netting agreements, collateral, and the related reserve.

Credit Derivatives

We are a buyer and, under limited circumstances, may be a seller of credit protection through the credit derivative market. We purchase credit derivatives to manage the credit risk associated with swap obligations as well as exposures to debt securities.

The following table summarizes the fair value of our credit derivatives purchased and sold by type as of June 30, 2018, and December 31, 2017. The fair value of credit derivatives presented below does not take into account the effects of bilateral collateral or master netting agreements.

	June 30, 2018			December 31, 2017
in millions	Purchased	Sold	Net	Purchased	Sold	Net
Single-name credit default swaps	$(1)	—	$(1)	$(1)	—	$(1)
Traded credit default swap indices	(1)	—	(1)	(2)	—	(2)
Other	—	(1)	(1)	—	—	—
Total credit derivatives	$(2)	(1)	$(3)	$(3)	—	$(3)

The majority of transactions represented by the “other” category shown in the above table consist of risk participation agreements as described in Note 9. Derivatives and Hedging Activities of our 2017 Form 10-K under the heading “Credit Derivatives.” In addition, the other category includes credit default swap options in which we are given the right, but not the obligation, to purchase credit protection on a stated entity for a specified period of time.

The following table provides information on the types of credit derivatives sold by us and held on the balance sheet at June 30, 2018, and December 31, 2017. The notional amount represents the maximum amount that the seller could be required to pay. The payment/performance risk assessment is based on the default probabilities for the underlying reference entities’ debt obligations using a Moody’s credit ratings matrix known as Moody’s “Idealized” Cumulative Default Rates. The payment/performance risk shown in the table represents a weighted-average of the default probabilities for all reference entities in the respective portfolios. These default probabilities are directly correlated to the probability that we will have to make a payment under the credit derivative contracts.

	June 30, 2018			December 31, 2017
dollars in millions	Notional Amount	Average Term (Years)	Payment / Performance Risk	Notional Amount	Average Term (Years)	Payment / Performance Risk
Other	$21	10.38	14.13%	$15	3.08	6.64%
Total credit derivatives sold	$21	—	—	$15	—	—

Credit Risk Contingent Features

We have entered into certain derivative contracts that require us to post collateral to the counterparties when these contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to our long-term senior unsecured credit ratings with Moody’s and S&P. Collateral requirements also are based on minimum transfer amounts, which are specific to each Credit Support Annex (a component of the ISDA Master Agreement) that we have signed with the counterparties. In a limited number of instances, counterparties have the right to terminate their ISDA Master Agreements with us if our ratings fall below a certain level, usually investment-grade level (i.e., “Baa3” for Moody’s and “BBB-” for S&P). At June 30, 2018, KeyBank’s rating was “A3” with Moody’s and “A-” with S&P, and KeyCorp’s rating was “Baa1” with Moody’s and “BBB+” with S&P. As of June 30, 2018, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our ratings) held by KeyBank that were in a net liability position totaled $290 million, which was comprised of $143 million in derivative assets and $433 million in derivative liabilities. We had $270 million in cash and securities collateral posted to cover those positions as of June 30, 2018. There were no derivative contracts with credit risk contingent features held by KeyCorp at June 30, 2018.

The following table summarizes the additional cash and securities collateral that KeyBank would have been required to deliver under the ISDA Master Agreements had the credit risk contingent features been triggered for the derivative contracts in a net liability position as of June 30, 2018, and December 31, 2017. The additional collateral amounts were calculated based on scenarios under which KeyBank’s ratings are downgraded one, two, or three ratings as of June 30, 2018, and December 31, 2017, and take into account all collateral already posted. A similar calculation was performed for KeyCorp, and no additional collateral would have been required as of June 30, 2018, and December 31, 2017. For more information about the credit ratings for KeyBank and KeyCorp, see the discussion under the heading “Factors affecting liquidity” in the section entitled “Liquidity risk management” in Item 2 of this report.

	June 30, 2018		December 31, 2017
in millions	Moody’s	S&P	Moody’s	S&P
KeyBank’s long-term senior unsecured credit ratings	A3	A-	A3	A-
One rating downgrade	$2	$2	$2	$2
Two rating downgrades	2	2	2	2
Three rating downgrades	2	2	2	2

KeyBank’s long-term senior unsecured credit rating was four ratings above noninvestment grade at Moody’s and S&P as of June 30, 2018, and December 31, 2017. If KeyBank’s ratings had been downgraded below investment grade as of June 30, 2018, or December 31, 2017, payments of up to $3 million and $12 million, respectively, would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted. If KeyCorp’s ratings had been downgraded below investment grade as of June 30, 2018, or December 31, 2017, no payments would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted.

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

Commercial

Changes in the carrying amount of commercial mortgage servicing assets are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
in millions	2018	2017	2018	2017
Balance at beginning of period	$435	$369	$412	$356
Servicing retained from loan sales	29	19	56	47
Purchases	12	7	33	14
Amortization	(25)	(22)	(50)	(44)
Balance at end of period	$451	$373	$451	$373
Fair value at end of period	$646	$495	$646	$495

The fair value of commercial mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The range and weighted average of the significant unobservable inputs used to determine the fair value of our commercial mortgage servicing assets at June 30, 2018, and June 30, 2017, along with the valuation techniques, are shown in the following table:

dollars in millions		June 30, 2018	June 30, 2017
Valuation Technique	Significant Unobservable Input	Range (Weighted Average)

Discounted cash flow	Expected defaults	1.00 - 3.00% (1.17%)	1.00 - 3.00% (1.30%)
	Residual cash flows discount rate	7.00 - 15.00% (9.06%)	7.00 - 15.00% (8.80%)
	Escrow earn rate	2.40 - 3.82% (3.10%)	1.50 - 3.10% (2.50%)
	Servicing cost	$150 - $38,500 ($1,431)	$150 - $38,500 ($1,457)
	Loan assumption rate	0.00 - 3.00% (1.19%)	0.00 - 3.00% (1.24%)
	Percentage late	0.00 - 2.00% (.22%)	0.00 - 2.00% (.29%)

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

The amortization of commercial servicing assets is determined in proportion to, and over the period of, the estimated net servicing income. The amortization of commercial servicing assets for each period, as shown in the table at the beginning of this note, is recorded as a reduction to contractual fee income. The contractual fee income from servicing commercial mortgage loans totaled $85 million for the six-month period ended June 30, 2018, and $72 million for the six-month period ended June 30, 2017. This fee income was offset by $50 million of amortization for the six-month period ended June 30, 2018, and $44 million for the six-month period ended June 30, 2017. Both the contractual fee income and the amortization are recorded, net, in “mortgage servicing fees” on the income statement.

Residential

Changes in the carrying amount of residential mortgage servicing assets are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
in millions	2018	2017	2018	2017
Balance at beginning of period	$32	$29	$31	$28
Servicing retained from loan sales	3	1	5	3
Purchases	—	—	—	—
Amortization	(1)	(1)	(2)	(2)
Balance at end of period	$34	$29	$34	$29
Fair value at end of period	$43	$35	$43	$35

The fair value of mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The range and weighted-average of the significant unobservable inputs used to fair value our mortgage servicing assets at June 30, 2018, and June 30, 2017, along with the valuation techniques, are shown in the following table:

dollars in millions		June 30, 2018	June 30, 2017
Valuation Technique	Significant Unobservable Input	Range (Weighted Average)

Discounted cash flow	Prepayment speed	8.39 - 49.39% (9.17%)	7.85 - 21.72% (9.42%)
	Discount rate	8.50 - 11.00% (8.54%)	8.50 - 11.00% (8.55%)
	Servicing cost	$76 - $4,385 ($82.38)	$76 - $3,335 ($82.18)

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

The amortization of residential servicing assets is determined in proportion to, and over the period of, the estimated net residential servicing income. The amortization of servicing assets for June 30, 2018, as shown in the table above, is recorded as a reduction to contractual fee income. The contractual fee income from servicing residential mortgage loans totaled $7 million for the six-month periods ended June 30, 2018, and June 30, 2017. This fee income was offset by $2 million of amortization for the six-month periods ended June 30, 2018, and June 30, 2017.

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

Our maximum exposure to loss in connection with these partnerships consists of our unamortized investment balance plus any unfunded equity commitments and tax credits claimed but subject to recapture. We had $1.3 billion of investments in LIHTC operating partnerships at both June 30, 2018, and December 31, 2017. These investments are recorded in “accrued income and other assets” on our balance sheet. We do not have any loss reserves recorded related to these investments because we believe the likelihood of any loss to be remote. For all legally binding, unfunded equity commitments, we increase our recognized investment and recognize a liability. As of June 30, 2018, and December 31, 2017, we had liabilities of $443 million and $476 million, respectively, related to investments in qualified affordable housing projects, which are recorded in “accrued expenses and other liabilities” on our balance sheet. We continue to invest in these LIHTC operating partnerships.

The assets and liabilities presented in the table below convey the size of KCDC’s direct and indirect investments at June 30, 2018, and December 31, 2017. As these investments represent unconsolidated VIEs, the assets and liabilities of the investments themselves are not recorded on our balance sheet.

	Unconsolidated VIEs
in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
June 30, 2018
LIHTC investments	$6,176	$2,971	$1,583
December 31, 2017
LIHTC investments	$6,003	$2,943	$1,561

We amortize our LIHTC investments over the period that we expect to receive the tax benefits. During the first six months of 2018, we recognized $83 million of amortization and $81 million of tax credits associated with these investments within “income taxes” on our income statement. During the first six months of 2017, we recognized $81 million of amortization and $78 million of tax credits associated with these investments within “income taxes” on our income statement.

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

Our maximum exposure to loss associated with indirect principal investments consists of the investments’ fair value plus any unfunded equity commitments. The fair value of our indirect principal investments totaled $109 million and $124 million at June 30, 2018, and December 31, 2017, respectively. These investments are recorded in “other investments” on our balance sheet. Additional information on indirect principal investments is provided in Note 5 (“Fair Value Measurements”). The table below reflects the size of the private equity funds in which we were invested as well as our maximum exposure to loss in connection with these investments at June 30, 2018 and December 31, 2017.

	Unconsolidated VIEs
in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
June 30, 2018
Indirect investments	$22,367	$426	$137
December 31, 2017
Indirect investments	$26,817	$292	$153

Through our principal investing entities, we have formed and funded operating entities that provide management and other related services to our investment company funds, which directly invest in portfolio companies. In return for providing services to our direct investment funds, these entities’ receive a minority equity interest in the funds. This minority equity ownership is recorded at fair value on the entities’ financial statements. Additional information on our direct principal investments is provided in Note 5 (“Fair Value Measurements”). While other equity investors manage the daily operations of these entities, we retain the power, through voting rights, to direct the activities of the entities that most significantly affect their economic performance. In addition, we have the obligation to absorb losses and the right to receive residual returns that could potentially be significant to these entities. As a result, we have determined that we are the primary beneficiary of these funds and have consolidated them since formation. The entities had no assets at June 30, 2018, that can only be used to settle the entities’ obligations, and $4 million of such assets at December 31, 2017. These assets are recorded in “cash and due from banks” and “accrued income and other assets” on our balance sheet. The entities had no liabilities at June 30, 2018, and December 31, 2017, and other equity investors have no recourse to our general credit.

Other unconsolidated VIEs. We are involved with other various entities in the normal course of business which we have determined to be VIEs. We have determined that we are not the primary beneficiary of these VIEs because we do not have the power to direct the activities that most significantly impact their economic performance. Our assets associated with these unconsolidated VIEs totaled $209 million at June 30, 2018, and $230 million at December 31, 2017. These assets are recorded in “accrued income and other assets,” “other investments,” “securities available for sale”, and “loans, net of unearned income” on our balance sheet. We had liabilities totaling $4 million associated with these unconsolidated VIEs at both June 30, 2018, and December 31, 2017. These liabilities are recorded in “accrued expenses and other liabilities” on our balance sheet. We have excluded certain transactions with unconsolidated VIEs from the balances above where we determine our continuing involvement is not significant.  In addition, where we only have a lending arrangement in the normal course of business with unconsolidated VIEs we present the balances related to the lending arrangements in Note 4 (“Asset Quality”).

10. Income Taxes

Bipartisan Budget Act of 2018

On February 9, 2018, the Bipartisan Budget Act (“BBA”) of 2018 was signed into law. The BBA includes a retroactive one year tax extenders package back to January 1, 2017, that reinstated several energy investment tax credits that had expired on December 31, 2016. Due to these retroactive provisions, Key recognized additional net investment tax credits in the first quarter of 2018 of $14 million, or a 2.8% reduction to our income tax provision, for energy tax credit transactions entered into during 2017.

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

The effective tax rate, which is the provision for income taxes as a percentage of income from continuing operations before income taxes, was 17.6% for the second quarter of 2018 and 28.0% for the second quarter of 2017. The effective tax rates are below our combined federal and state statutory tax rate of 23.7% for the second quarter of 2018 and 37.2% for the second quarter of 2017, primarily due to income from investments in tax-advantaged assets such as corporate-owned life insurance and credits associated with renewable energy and low-income housing investments. The effective tax rates for the three months ended June 30, 2018, and June 30, 2017, were affected by net discrete income tax expense of .5% and net discrete income tax benefits of .5%, respectively.

Deferred Tax Asset

At June 30, 2018, from continuing operations we had a net deferred tax asset of $389 million, compared to a net deferred tax asset of $320 million at December 31, 2017, included in “accrued income and other assets” on the balance sheet.

To determine the amount of deferred tax assets that are more likely than not to be realized, and therefore recorded, we conduct a quarterly assessment of all available evidence. This evidence includes, but is not limited to, taxable income in prior periods, projected future taxable income, and projected future reversals of deferred tax items. These assessments involve a degree of subjectivity and may undergo change. Based on these criteria, we had a valuation allowance of $11 million at June 30, 2018, and $15 million at December 31, 2017. The valuation allowance is associated with certain state net operating loss carryforwards, state credit carryforwards, and federal and state capital loss carryforwards.

Unrecognized Tax Benefits

As permitted under the applicable accounting guidance for income taxes, it is our policy to recognize interest and penalties related to unrecognized tax benefits in “income tax expense.” At June 30, 2018, Key’s unrecognized tax benefits were $38 million.

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

As of June 30, 2017, the provisional estimated fair value of our equity interest in KMS immediately before the acquisition was $74 million. The fair value of our previously held equity interest was measured using discounted cash flow modeling that incorporates an appropriate risk premium and forecast earnings information. On June 30, 2017, we recognized a provisional non-cash holding gain of $64 million for the difference between the fair value and the book value of our previously held equity interest. In the third quarter of 2017, we recognized a measurement-period adjustment of $5 million to reduce the provisional estimated fair value of our equity interest immediately before the acquisition to $69 million, which reduced the total non-cash holding gain to $59 million. The initial gain and subsequent adjustment were included in “other income” on the income statement for the three months ended September 30, 2017. Upon acquisition, we recorded estimated identifiable intangible assets of $95 million and goodwill of less than $1 million. In the third quarter of 2017, we recognized a measurement-period adjustment of $10 million to reduce the fair value of acquired intangible assets to $85 million. In the fourth quarter of 2017, we recognized a measurement period adjustment increasing deferred tax assets and decreasing goodwill by $2 million. In aggregate, the measurement-period adjustments recognized as of December 31, 2017, increased goodwill recorded in connection with the KMS acquisition to $4 million. The valuation of the acquired assets and liabilities of Key Merchant Services, LLC was final at June 30, 2018.

Divestiture

Key Insurance & Benefits Services, Inc. On March 29, 2018, we announced that we had entered into a definitive agreement to sell Key Insurance & Benefits Services, Inc. to USI Insurance Services. We acquired Key Insurance & Benefits Services, Inc. as a part of the 2016 merger with First Niagara. We completed the sale to USI Insurance Services on May 4, 2018. At the close of the sale, we recognized a $73 million net gain on sale.

Discontinued operations

Discontinued operations primarily includes our government-guaranteed education lending business. At June 30, 2018, and December 31, 2017, approximately $1.2 billion and $1.3 billion, respectively, of education loans are included in discontinued assets on the consolidated balance sheets. Net interest income after provision for credit losses for this business is not material and is included in income (loss) from discontinued operations, net of taxes on the consolidated statements of income.

12. Securities Financing Activities

We enter into repurchase agreements to finance overnight customer sweep deposits. We also enter into repurchase and reverse repurchase agreements to settle other securities obligations. We account for these securities financing agreements as collateralized financing transactions. Repurchase and reverse repurchase agreements are recorded on the balance sheet at the amounts for which the securities will be subsequently sold or repurchased. Securities borrowed transactions are recorded on the balance sheet at the amounts of cash collateral advanced. While our securities financing agreements incorporate a right of set off, the assets and liabilities are reported on a gross basis. Reverse repurchase agreements and securities borrowed transactions are included in “short-term investments” on the balance sheet; repurchase agreements are included in “federal funds purchased and securities sold under repurchase agreements.” Additional information regarding our securities financing activities, including risk management activities, is provided in Note 16. Securities Financing Activities beginning on page 160 of our 2017 Form 10-K.

The following table summarizes our securities financing agreements at June 30, 2018, and December 31, 2017:

	June 30, 2018				December 31, 2017
in millions	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts
Offsetting of financial assets:
Reverse repurchase agreements	$11	$(11)	$—	—	$3	$(3)	—	—
Total	$11	$(11)	$—	—	$3	$(3)	—	—

Offsetting of financial liabilities:
Repurchase agreements (c)	$266	$(14)	$(252)	—	$374	$(4)	$(370)	—
Total	$266	$(14)	$(252)	—	$374	$(4)	$(370)	—

(a)	Netting adjustments take into account the impact of master netting agreements that allow us to settle with a single counterparty on a net basis.

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

As of June 30, 2018, the carrying amount of assets pledged as collateral against repurchase agreements totaled $409 million. Assets pledged as collateral are reported in “securities available for sale” and “held-to-maturity securities” on our balance sheet. At June 30, 2018, the liabilities associated with collateral pledged were solely comprised of customer sweep financing activity and had a carrying value of $252 million. The collateral pledged under customer sweep repurchase agreements is posted to a third-party custodian and cannot be sold or repledged by the secured party. The risk related to a decline in the market value of collateral pledged is minimal given the collateral's high credit quality and the overnight duration of the repurchase agreements.

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

The components of net pension cost (benefit) for all funded and unfunded plans are as follows:

	Three months ended June 30,		Six months ended June 30,
in millions	2018	2017	2018	2017
Interest cost on PBO	$10	$12	$20	$24
Expected return on plan assets	(13)	(17)	(26)	(34)
Amortization of losses	4	4	8	8
Net pension cost	$1	$(1)	$2	$(2)

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

The Regulatory Capital Rules, discussed in “Supervision and regulation” in Item 2 of this report, require us to treat our mandatorily redeemable trust preferred securities as Tier 2 capital.

The trust preferred securities, common stock, and related debentures are summarized as follows:

dollars in millions	Trust Preferred Securities, Net of Discount (a)	Common Stock	Principal Amount of Debentures, Net of Discount (b)	Interest Rate of Trust Preferred Securities and Debentures (c)	Maturity of Trust Preferred Securities and Debentures
June 30, 2018
KeyCorp Capital I	$155	$6	$161	3.052%	2028
KeyCorp Capital II	101	4	105	6.875	2029
KeyCorp Capital III	130	4	134	7.750	2029
HNC Statutory Trust III	18	1	19	3.730	2035
Willow Grove Statutory Trust I	18	1	19	3.651	2036
HNC Statutory Trust IV	16	1	17	3.639	2037
Westbank Capital Trust II	7	—	7	4.515	2034
Westbank Capital Trust III	7	—	7	4.515	2034
Total	$452	$17	$469	5.374%	—

December 31, 2017	$463	$17	$480	4.977%	—

(a)
The trust preferred securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of trust preferred securities carries an interest rate identical to that of the related debenture. Certain trust preferred securities include basis adjustments related to fair value hedges totaling $44 million at June 30, 2018, and $55 million at December 31, 2017. See Note 7 (“Derivatives and Hedging Activities”) for an explanation of fair value hedges.

(b)
We have the right to redeem these debentures. If the debentures purchased by KeyCorp Capital I, HNC Statutory Trust III, Willow Grove Statutory Trust I, HNC Statutory Trust IV, Westbank Capital Trust II, or Westbank Capital Trust III are redeemed before they mature, the redemption price will be the principal amount, plus any accrued but unpaid interest. If the debentures purchased by KeyCorp Capital II or KeyCorp Capital III are redeemed before they mature, the redemption price will be the greater of: (i) the principal amount, plus any accrued but unpaid interest, or (ii) the sum of the present values of principal and interest payments discounted at the Treasury Rate (as defined in the applicable indenture), plus 20 basis points for KeyCorp Capital II or 25 basis points for KeyCorp Capital III, or 50 basis points in the case of redemption upon either a tax or a capital treatment event for either KeyCorp Capital II or KeyCorp Capital III, plus any accrued but unpaid interest. The principal amount of certain debentures includes basis adjustments related to fair value hedges totaling $44 million at June 30, 2018, and $55 million at December 31, 2017. See Note 7 (“Derivatives and Hedging Activities”) for an explanation of fair value hedges. The principal amount of debentures, net of discounts, is included in “long-term debt” on the balance sheet.

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

Guarantees

We are a guarantor in various agreements with third parties. The following table shows the types of guarantees that we had outstanding at June 30, 2018. Information pertaining to the basis for determining the liabilities recorded in connection with these guarantees is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Guarantees” beginning on page 108 of our 2017 Form 10-K.

June 30, 2018	Maximum Potential Undiscounted Future Payments	Liability Recorded
in millions
Financial guarantees:
Standby letters of credit	$3,124	$72
Recourse agreement with FNMA	3,547	7
Residential mortgage reserve	1,454	6
Return guarantee agreement with LIHTC investors	3	3
Written put options (a)	2,764	88
Total	$10,892	$176

(a)	The maximum potential undiscounted future payments represent notional amounts of derivatives qualifying as guarantees.

We determine the payment/performance risk associated with each type of guarantee described below based on the probability that we could be required to make the maximum potential undiscounted future payments shown in the preceding table. We use a scale of low (0% to 30% probability of payment), moderate (greater than 30% to 70% probability of payment), or high (greater than 70% probability of payment) to assess the payment/performance risk, and have determined that the payment/performance risk associated with each type of guarantee outstanding at June 30, 2018, is low.

Standby letters of credit. KeyBank issues standby letters of credit to address clients’ financing needs. These instruments obligate us to pay a specified third party when a client fails to repay an outstanding loan or debt instrument or fails to perform some contractual nonfinancial obligation. Any amounts drawn under standby letters of credit are treated as loans to the client; they bear interest (generally at variable rates) and pose the same credit risk to us as a loan. At June 30, 2018, our standby letters of credit had a remaining weighted-average life of two years, with remaining actual lives ranging from less than one year to as many as 16 years.

Recourse agreement with FNMA. We participate as a lender in the FNMA Delegated Underwriting and Servicing program. FNMA delegates responsibility for originating, underwriting, and servicing mortgages, and we assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan that we sell to FNMA. We maintain a reserve for such potential losses in an amount that we believe approximates the fair value of our liability. At June 30, 2018, the outstanding commercial mortgage loans in this program had a weighted-average remaining term of 7.9 years, and the unpaid principal balance outstanding of loans sold by us as a participant was $12.5 billion. The maximum potential amount of undiscounted future payments that we could be required to make under this program, as shown in the preceding table, is equal to approximately 28% of the principal balance of loans outstanding at June 30, 2018. If we are required to make a payment, we would have an interest in the collateral underlying the related commercial mortgage loan; any loss we incur could be offset by the amount of any recovery from the collateral.

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

At June 30, 2018, the outstanding residential mortgage loans in this program had a weighted-average LTV ratio of 72%, and the unpaid principal balance outstanding of loans sold by us was $4.8 billion. The risk assessment is low for the residential mortgage product. The maximum potential amount of undiscounted future payments that we could be required to make under this program, as shown in the preceding table, is equal to approximately 30% of the principal balance of loans outstanding at June 30, 2018.

Our liability for estimated repurchase obligations on loans sold, which is included in other liabilities on our balance sheet, was $6 million at June 30, 2018.

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

As shown in the previous table, KAHC maintained a reserve in the amount of $3 million at June 30, 2018, which is sufficient to cover estimated future obligations under the guarantees. The maximum exposure to loss reflected in the table represents undiscounted future payments due to investors for the return on and of their investments.

These guarantees have expiration dates that extend through 2018, but KAHC has not formed any new partnerships under this program since October 2003. Additional information regarding these partnerships is included in Note 9 (“Variable Interest Entities”).

Written put options. In the ordinary course of business, we “write” put options for clients that wish to mitigate their exposure to changes in interest rates and commodity prices. At June 30, 2018, our written put options had an average life of three years. These instruments are considered to be guarantees, as we are required to make payments to the counterparty (the client) based on changes in an underlying variable that is related to an asset, a liability, or an equity security that the client holds. We are obligated to pay the client if the applicable benchmark interest rate or commodity price is above or below a specified level (known as the “strike rate”). These written put options are accounted for as derivatives at fair value, as further discussed in Note 7 (“Derivatives and Hedging Activities”). We mitigate our potential future payment obligations by entering into offsetting positions with third parties.

Written put options where the counterparty is a broker-dealer or bank are accounted for as derivatives at fair value but are not considered guarantees since these counterparties typically do not hold the underlying instruments. In addition, we are a purchaser and seller of credit derivatives, which are further discussed in Note 7 (“Derivatives and Hedging Activities”).

Default guarantees. Some lines of business participate in guarantees that obligate us to perform if the debtor (typically a client) fails to satisfy all of its payment obligations to third parties. We generally undertake these guarantees for one of two possible reasons: (i) either the risk profile of the debtor should provide an investment return, or (ii) we are supporting our underlying investment in the debtor. We do not hold collateral for the default guarantees. If we were required to make a payment under a guarantee, we would receive a pro rata share should the third party collect some or all of the amounts due from the debtor. At June 30, 2018, we had less than $1 million of default guarantees.

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

16. Accumulated Other Comprehensive Income

Our changes in AOCI for the three and six months ended June 30, 2018, and June 30, 2017, are as follows:

in millions	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative financial instruments	Foreign currency translation adjustment	Net pension and postretirement benefit costs	Total
Balance at December 31, 2017	$(311)	$(86)	$9	$(391)	$(779)
Other comprehensive income before reclassification, net of income taxes	(216)	(100)	(11)	—	(327)
Amounts reclassified from AOCI, net of income taxes (a)	—	20	—	6	26
Other amounts reclassified from AOCI, net of income taxes	—	—	(5)	—	(5)
Net current-period other comprehensive income, net of income taxes	(216)	(80)	(16)	6	(306)
Balance at June 30, 2018	$(527)	$(166)	$(7)	$(385)	$(1,085)

Balance at March 31, 2018	$(461)	$(149)	$7	$(388)	$(991)
Other comprehensive income before reclassification, net of income taxes	(66)	(35)	(9)	—	(110)
Amounts reclassified from AOCI, net of income taxes (a)	—	18	—	3	21
Other amounts reclassified from AOCI, net of income taxes	—	—	(5)	—	(5)
Net current-period other comprehensive income, net of income taxes	(66)	(17)	(14)	3	(94)
Balance at June 30, 2018	$(527)	$(166)	$(7)	$(385)	$(1,085)

Balance at December 31, 2016	$(185)	$(14)	$(3)	$(339)	$(541)
Other comprehensive income before reclassification, net of income taxes	40	(6)	7	—	41
Amounts reclassified from AOCI, net of income taxes (a)	—	(11)	—	5	(6)
Net current-period other comprehensive income, net of income taxes	40	(17)	7	5	35
Balance at June 30, 2017	$(145)	$(31)	$4	$(334)	$(506)

Balance at March 31, 2017	(179)	$(38)	$(2)	$(335)	$(554)
Other comprehensive income before reclassification, net of income taxes	34	9	6	(1)	48
Amounts reclassified from AOC, net of income taxes (a)	—	(2)	—	2	—
Net current-period other comprehensive income, net of income taxes	34	7	6	1	48
Balance at June 30, 2017	$(145)	$(31)	$4	$(334)	$(506)

(a)	See table below for details about these reclassifications.

Our reclassifications out of AOCI for the three and six months ended June 30, 2018, and June 30, 2017, are as follows:

	Six months ended June 30,		Affected Line Item in the Statement Where Net Income is Presented
in millions	2018	2017
Unrealized gains (losses) on derivative financial instruments
Interest rate	$(27)	$20	Interest income — Loans
Interest rate	—	(2)	Interest expense — Long-term debt
	(27)	18	Income (loss) from continuing operations before income taxes
	(7)	7	Income taxes
	$(20)	$11	Income (loss) from continuing operations
Net pension and postretirement benefit costs
Amortization of losses	$(8)	$(8)	Personnel expense
	(8)	(8)	Income (loss) from continuing operations before income taxes
	(2)	(3)	Income taxes
	$(6)	$(5)	Income (loss) from continuing operations

	Three months ended June 30,		Affected Line Item in the Statement Where Net Income is Presented
in millions	2018	2017
Unrealized gains (losses) on derivative financial instruments
Interest rate	$(25)	$5	Interest income — Loans
Interest rate	1	(1)	Interest expense — Long-term debt
	(24)	4	Income (loss) from continuing operations before income taxes
	(6)	2	Income taxes
	$(18)	2	Income (loss) from continuing operations
Net pension and postretirement benefit costs
Amortization of losses	$(4)	(4)	Personnel expense
	(4)	(4)	Income (loss) from continuing operations before income taxes
	(1)	(2)	Income taxes
	$(3)	$(2)	Income (loss) from continuing operations

17. Shareholders' Equity

Comprehensive Capital Plan

As previously reported and as authorized by the Board and pursuant to our 2017 capital plan (which was effective through the second quarter of 2018) submitted and not objected to by the Federal Reserve, we had authority to repurchase up to $800 million of our Common Shares. We completed $126 million of Common Share repurchases, including $123 million of Common Share repurchases in the open market and $3 million of Common Share repurchases related to employee equity compensation programs, in the second quarter of 2018 under this authorization.

Consistent with our 2017 capital plan, the Board declared a quarterly dividend of $.12 per Common Share for the second quarter of 2018.

On June 28, 2018, the Federal Reserve announced that it did not object to our 2018 capital plan submitted as part of the annual CCAR process. Share repurchases of up to $1.225 billion were included in the 2018 capital plan, which is effective from the third quarter of 2018 through the second quarter of 2019. Also included was a dividend increase to $.17 per Common Share which was approved and declared by our Board on July 11, 2018, for the third quarter of 2018.

Preferred Stock

We have $525 million of depositary shares, each representing a 1/25th ownership interest in a share of our Fixed-to-Floating Rate Perpetual Noncumulative Series D Preferred Stock outstanding at June 30, 2018, and December 31, 2017. Our Series D Preferred Stock has a $1 par value with a $25,000 liquidation preference (equivalent to $1,000 per depositary share). There are 21,000 shares of Series D Preferred Stock authorized and outstanding at June 30, 2018, and December 31, 2017. We made payments of $12.50 per depositary share on the depositary shares related to our Series D Preferred Stock during the second quarter of 2018.

We have $500 million of depositary shares, each representing a 1/40th ownership interest in a share of our Fixed-to-Floating Rate Perpetual Noncumulative Series E Preferred Stock outstanding at June 30, 2018, and December 31, 2017. Our Series E Preferred Stock has a $1 par value with a $1,000 liquidation preference (equivalent to $25 per depositary share). There are 500,000 shares of Series E Preferred Stock authorized and outstanding at June 30, 2018, and December 31, 2017. We made payments of $.382813 per depositary share on the depositary shares related to our Series E Preferred Stock during the second quarter of 2018.

On July 30, 2018, we issued $425 million of depositary shares, each representing a 1/40th ownership interest in a share of our Fixed Rate Perpetual Noncumulative Series F Preferred Stock.  Our Series F Preferred Stock has a $1 par value with a $1,000 liquidation preference (equivalent to $25 per depositary share).

18. Line of Business Results

The specific lines of business that constitute each of the major business segments (operating segments) align with how management reviews performance and makes business decisions. We have two major business segments, Key Community Bank and Key Corporate Bank. We also have Other Segments that consists of corporate treasury, our principal investing unit, and various exit portfolios. Total assets included under “Reconciling Items” primarily represents the unallocated portion of nonearning assets of corporate support functions. Charges related to the funding of these assets are part of net interest income and are allocated to the business segments through noninterest expense. Reconciling items also includes intercompany eliminations and certain items that are not allocated to the business segments because they do not reflect their normal operations. For more information on our business segments, see Note 25 ("Line of Business Results") on page 183 of our 2017 Form 10-K.

The development and application of the methodologies that we use to allocate items among our lines of business is a dynamic process. Accordingly, financial results may be revised periodically to reflect enhanced alignment of expense base allocations drivers, changes in the risk profile of a particular business, or changes in our organizational structure.

The table on the following pages shows selected financial data for our major business segments for the three- and six-month periods ended June 30, 2018, and June 30, 2017.

Three months ended June 30,	Key Community Bank		Key Corporate Bank
dollars in millions	2018	2017	2018	2017
SUMMARY OF OPERATIONS
Net interest income (TE)	$715	$676	$277	$312
Noninterest income	281	322	265	285
Total revenue (TE) (a)	996	998	542	597
Provision for credit losses	38	47	28	19
Depreciation and amortization expense	28	28	33	22
Other noninterest expense	611	607	293	275
Income (loss) from continuing operations before income taxes (TE)	319	316	188	281
Allocated income taxes and TE adjustments	75	118	21	57
Income (loss) from continuing operations	244	198	167	224
Income (loss) from discontinued operations, net of taxes	—	—	—	—
Net income (loss)	244	198	167	224
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—
Net income (loss) attributable to Key	$244	$198	$167	$224

AVERAGE BALANCES (b)
Loans and leases	$47,984	$47,477	$39,710	$37,704
Total assets (a)	51,866	51,441	47,213	44,131
Deposits	80,930	79,601	21,057	21,145
OTHER FINANCIAL DATA
Net loan charge-offs (b)	$34	$47	$26	$19
Return on average allocated equity (b)	20.22%	16.59%	23.07%	31.66%
Return on average allocated equity	20.22	16.59	23.07	31.66
Average full-time equivalent employees (c)	10,619	10,558	2,537	2,364

Six months ended June 30,	Key Community Bank		Key Corporate Bank
dollars in millions	2018	2017	2018	2017
SUMMARY OF OPERATIONS
Net interest income (TE)	$1,403	$1,305	$549	$616
Noninterest income	551	583	552	559
Total revenue (TE) (a)	1,954	1,888	1,101	1,175
Provision for credit losses	86	94	42	36
Depreciation and amortization expense	57	56	67	42
Other noninterest expense	1,233	1,185	573	561
Income (loss) from continuing operations before income taxes (TE)	578	553	419	536
Allocated income taxes and TE adjustments	137	206	45	133
Income (loss) from continuing operations	441	347	374	403
Income (loss) from discontinued operations, net of taxes	—	—	—	—
Net income (loss)	441	347	374	403
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	(1)
Net income (loss) attributable to Key	$441	$347	$374	$404

AVERAGE BALANCES (b)
Loans and leases	$47,833	$47,282	$38,989	$37,696
Total assets (a)	51,736	51,215	46,386	44,128
Deposits	80,440	79,375	20,937	21,074
OTHER FINANCIAL DATA
Net loan charge-offs (b)	$76	$90	$38	$33
Return on average allocated equity (b)	18.43%	14.70%	26.21%	28.27%
Return on average allocated equity	18.43	14.70	26.21	28.27
Average full-time equivalent employees (c)	10,642	10,511	2,540	2,374

(a)
Substantially all revenue generated by our major business segments is derived from clients that reside in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software, and goodwill held by our major business segments, are located in the United States.

(b)	From continuing operations.

(c)	The number of average full-time equivalent employees was not adjusted for discontinued operations.

Other Segments		Total Segments		Reconciling Items		Key
2018	2017	2018	2017	2018	2017	2018	2017

$(12)	$(8)	$980	$980	$7	$7	$987	$987
50	54	596	661	64	(8)	660	653
38	46	1,576	1,641	71	(1)	1,647	1,640
(1)	—	65	66	(1)	—	64	66
—	1	61	51	38	42	99	93
16	26	920	908	(26)	(6)	894	902
23	19	530	616	60	(37)	590	579
(2)	(5)	94	170	17	2	111	172
25	24	436	446	43	(39)	479	407
—	—	—	—	3	5	3	5
25	24	436	446	46	(34)	482	412
—	—	—	—	—	—	—	—
$25	$24	$436	$446	$46	$(34)	$482	$412

$934	$1,288	$88,628	$86,469	$16	$33	$88,644	$86,502
36,932	36,181	136,011	131,753	367	738	136,378	132,491
1,960	2,050	103,947	102,796	56	(17)	104,003	102,779

1	—	$60	$66	—	$—	$60	$66
78.96%	61.31%	22.22%	22.99%	2.41%	(2.11)%	12.78%	10.74%
78.96	61.31	22.22	22.99	2.58	(1.84)	12.86	10.87
195	342	13,351	13,264	5,025	5,080	18,376	18,344

Other Segments		Total Segments		Reconciling Items		Key
2018	2017	2018	2017	2018	2017	2018	2017

$(26)	$(12)	$1,926	$1,909	$13	$7	$1,939	$1,916
101	102	1,204	1,244	57	(14)	1,261	1,230
75	90	3,130	3,153	70	(7)	3,200	3,146
(2)	—	126	130	(1)	(1)	125	129
1	1	125	99	78	87	203	186
39	52	1,845	1,798	(49)	24	1,796	1,822
37	37	1,034	1,126	42	(117)	1,076	1,009
(7)	(10)	175	329	6	(52)	181	277
44	47	859	797	36	(65)	895	732
—	—	—	—	5	5	5	5
44	47	859	797	41	(60)	900	737
—	2	—	1	—	—	—	1
$44	$45	$859	$796	$41	$(60)	$900	$736

$963	$1,308	$87,785	$86,286	$5	$32	$87,790	$86,318
37,130	36,403	135,252	131,746	399	869	135,651	132,615
1,840	2,040	103,217	102,489	66	(59)	103,283	102,430

1	$1	$114	$124	—	—	$114	$124
66.22%	56.36%	22.10%	20.57%	1.02%	(1.77)%	12.06%	9.70%
66.22	56.36	22.10	20.57	1.16	(1.64)	12.13	9.77
259	343	13,441	13,228	5,017	5,137	18,458	18,365

19. Revenue from Contracts with Customers

The following table represents a disaggregation of revenue from contracts with customers, by line of business, for the three- and six-month periods ended June 30, 2018:

Three months ended June 30, 2018
dollars in millions	Key Community Bank	Key Corporate Bank	Total Contract Revenue
NONINTEREST INCOME
Trust and investment services income	$91	$18	$109
Investment banking and debt placement fees	1	67	68
Services charges on deposit accounts	78	13	91
Cards and payments income	40	29	69
Other noninterest income	5	—	5
Total revenue from contracts with customers	$215	$127	$342

Other noninterest income (a)			$204
Noninterest income from other segments (b)			50
Reconciling items (c)			64
Total noninterest income			$660

(a)	Noninterest income considered earned outside the scope of contracts with customers.

(b)	Other Segments consist of corporate treasury, our principle investing unit, and various exit portfolios.

(c)
Reconciling items consists primarily of the gain on the sale of, and contract revenue recognized prior to the sale of, Key Insurance and Benefits Services for the second quarter of 2018, intercompany eliminations, and items not allocated to the business segments because they do not reflect their normal operations. Refer to the Line of Business Results footnote for more information.

Six months ended June 30, 2018
dollars in millions	Key Community Bank	Key Corporate Bank	Total Contract Revenue
NONINTEREST INCOME
Trust and investment services income	$179	$33	$212
Investment banking and debt placement fees	1	114	115
Services charges on deposit accounts	153	26	179
Cards and payments income	75	55	130
Other noninterest income	10	—	10
Total revenue from contracts with customers	$418	$228	$646

Other noninterest income (a)			$457
Noninterest income from other segments (b)			101
Reconciling items (c)			57
Total noninterest income			$1,261

(a)	Noninterest income considered earned outside the scope of contracts with customers.

(b)	Other Segments consist of corporate treasury, our principle investing unit, and various exit portfolios.

(c)
Reconciling items consists primarily of the gain on the sale of, and contract revenue recognized prior to the sale of, Key Insurance and Benefits Services for the second quarter of 2018, intercompany eliminations, and items not allocated to the business segments because they do not reflect their normal operations. Refer to the Line of Business Results footnote for more information.

We have no material contract assets or contract liabilities for the three- and six-month periods ended June 30, 2018.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of KeyCorp

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of KeyCorp as of June 30, 2018, the related consolidated statements of income and comprehensive income for the three- and six-month periods ended June 30, 2018 and 2017, and consolidated statements of changes in equity and cash flows for the six-month periods ended June 30, 2018 and 2017, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
August 2, 2018

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

No changes were made to KeyCorp’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the last quarter that materially affected, or are reasonably likely to materially affect,
KeyCorp’s internal control over financial reporting.

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

We completed $126 million of Common Share repurchases, including $123 million of Common Share repurchases in the open market and $3 million of Common Share repurchases related to employee equity compensation programs, in the second quarter of 2018 under our 2017 capital plan authorization. The 2017 capital plan authorization expired on June 30, 2018.

In April 2018, we submitted to the Federal Reserve and provided to the OCC our 2018 capital plan under the annual CCAR process. On June 28, 2018, the Federal Reserve announced that it did not object to our 2018 capital plan. Share repurchases of up to $1.225 billion were included in the 2018 capital plan, which is effective from the third quarter of 2018 through the second quarter of 2019.

The following table summarizes our repurchases of our Common Shares for the three months ended June 30, 2018.

Calendar month	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased as part of publicly announced plans or programs (b)
April 1-30	3,273,028	20.18	3,273,028	7,298,667
May 1-31	1,518,275	19.78	1,518,275	5,934,115
June 1-30	1,313,768	20.57	1,313,768	4,315,761
Total	6,105,071	20.17	6,105,071

(a)	Includes Common Shares deemed surrendered by employees in connection with our stock compensation and benefit plans to satisfy tax obligations.

(b)
Calculated using the remaining general repurchase amount divided by the closing price of KeyCorp Common Shares as follows: on April 30, 2018 at $19.92; on May 31, 2018, at $19.44; and on June 30, 2018, at $19.54.

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

101
The following materials from KeyCorp’s Form 10-Q Report for the quarterly period ended June 30, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income; (iii) the Consolidated Statements of Changes in Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

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

KEYCORP
(Registrant)

Date: August 2, 2018	/s/ Douglas M. Schosser
By: Douglas M. Schosser
Chief Accounting Officer (Principal Accounting Officer)