Form 10-Q
period 2018-09-30
KEYCORP /NEW/
filed 2018-11-01
CIK 91576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

Commission File Number 001-11302

Exact name of registrant as specified in its charter:

Ohio	34-6542451
State or other jurisdiction of incorporation or organization:	I.R.S. Employer Identification Number:

127 Public Square, Cleveland, Ohio	44114-1306
Address of principal executive offices:	Zip Code:
(216) 689-3000
Registrant’s telephone number, including area code:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares with a par value of $1 each	1,034,530,422 shares
Title of class	Outstanding at October 30, 2018

KEYCORP

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion & Analysis of Financial Condition & Results of Operations

Introduction

This section reviews the financial condition and results of operations of KeyCorp and its subsidiaries for the quarterly and year-to-date periods ended September 30, 2018, and September 30, 2017. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. When you read this discussion, you should also refer to the consolidated financial statements and related notes in this report. The page locations of specific sections and notes that we refer to are presented in the Table of Contents.

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

ALCO: Asset/Liability Management Committee.	KBCM: KeyBanc Capital Markets, Inc.
ALLL: Allowance for loan and lease losses.	KCC: Key Capital Corporation.
A/LM: Asset/liability management.	KCDC: Key Community Development Corporation.
AOCI: Accumulated other comprehensive income (loss).	KEF: Key Equipment Finance.
APBO: Accumulated postretirement benefit obligation.	KEF: Key Equipment Finance.
ASC: Accounting Standards Codification.	KIBS: Key Insurance & Benefits Services, Inc.
Austin: Austin Capital Management, Ltd.	KMS: Key Merchant Services, LLC.
BHCs: Bank holding companies.	KPP: Key Principal Partners.
Board: KeyCorp Board of Directors.	KREEC: Key Real Estate Equity Capital, Inc.
Cain Brothers: Cain Brothers & Company, LLC.	LCR: Liquidity coverage ratio.
CCAR: Comprehensive Capital Analysis and Review.	LIBOR: London Interbank Offered Rate.
CMBS: Commercial mortgage-backed securities.	LIHTC: Low-income housing tax credit.
CME: Chicago Mercantile Exchange.	LTV: Loan-to-value.
CMO: Collateralized mortgage obligation.	Moody’s: Moody’s Investor Services, Inc.
Common Shares: KeyCorp common shares, $1 par value.	MRC: Market Risk Committee.
DIF: Deposit Insurance Fund of the FDIC.	MRM: Market Risk Management group.
Dodd-Frank Act: Dodd-Frank Wall Street Reform and	N/A: Not applicable.
Consumer Protection Act of 2010.	NASDAQ: The NASDAQ Stock Market LLC.
EBITDA: Earnings before interest, taxes, depreciation, and	NAV: Net asset value.
amortization.	N/M: Not meaningful.
EPS: Earnings per share.	NMTC: New market tax credit.
ERISA: Employee Retirement Income Security Act of 1974.	NOW: Negotiable Order of Withdrawal.
ERM: Enterprise risk management.	NPR: Notice of proposed rulemaking.
EVE: Economic value of equity.	NYSE: New York Stock Exchange.
FASB: Financial Accounting Standards Board.	OCC: Office of the Comptroller of the Currency.
FDIC: Federal Deposit Insurance Corporation.	OCI: Other comprehensive income (loss).
Federal Reserve: Board of Governors of the Federal	OREO: Other real estate owned.
Reserve System.	OTTI: Other-than-temporary impairment.
FHLB: Federal Home Loan Bank of Cincinnati.	PBO: Projected benefit obligation.
FHLMC: Federal Home Loan Mortgage Corporation.	PCI: Purchased credit impaired.
FICO: Fair Isaac Corporation.	S&P: Standard and Poor’s Ratings Services,
First Niagara: First Niagara Financial Group, Inc.	a Division of The McGraw-Hill Companies, Inc.
FNMA: Federal National Mortgage Association, or Fannie	SEC: U.S. Securities and Exchange Commission.
Mae.	TCJ Act: Tax Cuts and Jobs Act.
FSOC: Financial Stability Oversight Council.	TDR: Troubled debt restructuring.
GAAP: U.S. generally accepted accounting principles.	TE: Taxable-equivalent.
GNMA: Government National Mortgage Association, or	U.S. Treasury: United States Department of the
Ginnie Mae.	Treasury.
HelloWallet: HelloWallet, LLC.	VaR: Value at risk.
HTC: Historic tax credit.	VEBA: Voluntary Employee Beneficiary Association.
ISDA: International Swaps and Derivatives Association.	VIE: Variable interest entity.
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

Selected financial data

Our financial performance for each of the last five quarters is summarized in Figure 1.

Figure 1. Selected Financial Data

	2018			2017		Nine months ended September 30,
dollars in millions, except per share amounts	Third	Second	First	Fourth	Third	2018	2017
FOR THE PERIOD
Interest income	$1,239	$1,205	$1,137	$1,114	$1,109	$3,581	$3,276
Interest expense	253	226	193	176	161	672	437
Net interest income	986	979	944	938	948	2,909	2,839
Provision for credit losses	62	64	61	49	51	187	180
Noninterest income	609	660	601	656	592	1,870	1,822
Noninterest expense	964	993	1,006	1,098	992	2,963	3,000
Income (loss) from continuing operations before income taxes	569	582	478	447	497	1,629	1,481
Income (loss) from continuing operations attributable to Key	482	479	416	195	363	1,377	1,094
Income (loss) from discontinued operations, net of taxes	—	3	2	1	1	5	6
Net income (loss) attributable to Key	482	482	418	196	364	1,382	1,100
Income (loss) from continuing operations attributable to Key common shareholders	468	464	402	181	349	1,334	1,038
Income (loss) from discontinued operations, net of taxes	—	3	2	1	1	5	6
Net income (loss) attributable to Key common shareholders	468	467	404	182	350	1,339	1,044
PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.45	$.44	$.38	$.17	$.32	$1.28	$.96
Income (loss) from discontinued operations, net of taxes	—	—	—	—	—	.01	.01
Net income (loss) attributable to Key common shareholders (a)	.45	.44	.38	.17	.32	1.27	.97
Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	.45	.44	.38	.17	.32	1.26	.95
Income (loss) from discontinued operations, net of taxes — assuming dilution	—	—	—	—	—	.01	.01
Net income (loss) attributable to Key common shareholders — assuming dilution (a)	.45	.44	.38	.17	.32	1.26	.96
Cash dividends paid	.17	.12	.105	.105	.095	.395	.275
Book value at period end	13.33	13.29	13.07	13.09	13.18	13.33	13.18
Tangible book value at period end	10.59	10.59	10.35	10.35	10.52	10.59	10.52
Market price:
High	21.91	21.05	22.40	20.58	19.48	22.40	19.37
Low	19.38	18.72	19.00	17.40	16.28	18.72	16.47
Close	19.89	19.54	19.55	20.17	18.82	19.89	18.82
Weighted-average common shares outstanding (000)	1,036,479	1,052,652	1,056,037	1,062,348	1,073,390	1,048,397	1,075,296
Weighted-average common shares and potential common shares outstanding (000) (b)	1,049,976	1,065,793	1,071,786	1,079,330	1,088,841	1,062,816	1,091,655
AT PERIOD END
Loans	$89,268	$88,222	$88,089	$86,405	$86,492	$89,268	$86,492
Earning assets	125,007	123,472	122,961	123,490	122,625	125,007	122,625
Total assets	138,805	137,792	137,049	137,698	136,733	138,805	136,733
Deposits	105,780	104,548	104,751	105,235	103,446	105,780	103,446
Long-term debt	13,849	13,853	13,749	14,333	15,100	13,849	15,100
Key common shareholders’ equity	13,758	14,075	13,919	13,998	14,224	13,758	14,224
Key shareholders’ equity	15,208	15,100	14,944	15,023	15,249	15,208	15,249
PERFORMANCE RATIOS — FROM CONTINUING OPERATIONS
Return on average total assets	1.40%	1.41%	1.25%	.57%	1.07%	1.35%	1.10%
Return on average common equity	13.36	13.29	11.76	5.04	9.74	12.81	9.89
Return on average tangible common equity (c)	16.81	16.73	14.89	6.35	12.21	16.16	12.36
Net interest margin (TE)	3.18	3.19	3.15	3.09	3.15	3.17	3.19
Cash efficiency ratio (c)	58.7	58.8	62.9	66.7	62.2	60.1	62.4
PERFORMANCE RATIOS — FROM CONSOLIDATED OPERATIONS
Return on average total assets	1.39%	1.40%	1.24%	.57%	1.06%	1.35%	1.09%
Return on average common equity	13.36	13.37	11.82	5.07	9.77	12.86	9.95
Return on average tangible common equity (c)	16.81	16.84	14.97	6.39	12.25	16.22	12.43
Net interest margin (TE)	3.16	3.17	3.13	3.07	3.13	3.15	3.17
Loan-to-deposit (d)	87.0	86.9	86.9	84.4	86.2	87.0	86.2
CAPITAL RATIOS AT PERIOD END
Key shareholders’ equity to assets	10.96%	10.96%	10.90%	10.91%	11.15%	10.96%	11.15%
Key common shareholders’ equity to assets	9.93	10.21	10.16	10.17	10.40	9.93	10.40
Tangible common equity to tangible assets (c)	8.05	8.32	8.22	8.23	8.49	8.05	8.49
Common Equity Tier 1	9.95	10.13	9.99	10.16	10.26	9.95	10.26
Tier 1 risk-based capital	11.11	10.95	10.82	11.01	11.11	11.11	11.11
Total risk-based capital	12.99	12.83	12.73	12.92	13.09	12.99	13.09
Leverage	10.03	9.87	9.76	9.73	9.83	10.03	9.83
TRUST ASSETS
Assets under management	$40,575	$39,663	$39,003	$39,588	$38,660	$40,575	$38,660
OTHER DATA
Average full-time-equivalent employees	18,150	18,376	18,540	18,379	18,548	18,354	18,427
Branches	1,166	1,177	1,192	1,197	1,208	1,166	1,208

(a)	EPS may not foot due to rounding.

(b)	Assumes conversion of Common Share options and other stock awards as applicable.

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

Figure 2. GAAP to Non-GAAP Reconciliations

		Three months ended					Nine months ended
dollars in millions		9/30/2018	6/30/2018	3/31/2018	12/31/2017	9/30/2017	9/30/2018	9/30/2017
Tangible common equity to tangible assets at period-end
Key shareholders’ equity (GAAP)		$15,208	$15,100	$14,944	$15,023	$15,249
Less:	Intangible assets (a)	2,838	2,858	2,902	2,928	2,870
	Preferred Stock (b)	1,421	1,009	1,009	1,009	1,009
	Tangible common equity (non-GAAP)	$10,949	$11,233	$11,033	$11,086	$11,370
Total assets (GAAP)		$138,805	$137,792	$137,049	$137,698	$136,733
Less:	Intangible assets (a)	2,838	2,858	2,902	2,928	2,870
	Tangible assets (non-GAAP)	$135,967	$134,934	$134,147	$134,770	$133,863
	Tangible common equity to tangible assets ratio (non-GAAP)	8.05%	8.32%	8.22%	8.23%	8.49%
Average tangible common equity
Average Key shareholders’ equity (GAAP)		$15,210	$15,032	$14,889	$15,268	$15,241	$15,045	$15,208
Less:	Intangible assets (average) (c)	2,848	2,883	2,916	2,939	2,878	2,882	2,802
	Preferred Stock (average)	1,316	1,025	1,025	1,025	1,025	1,123	1,175
	Average tangible common equity (non-GAAP)	$11,046	$11,124	$10,948	$11,304	$11,338	$11,040	$11,231
Return on average tangible common equity from continuing operations
Net income (loss) from continuing operations attributable to Key common shareholders (GAAP)		$468	$464	$402	$181	$349	$1,334	$1,038
Average tangible common equity (non-GAAP)		11,046	11,124	10,948	11,304	11,338	11,040	11,231
Return on average tangible common equity from continuing operations (non-GAAP)		16.81%	16.73%	14.89%	6.35%	12.21%	16.16%	12.36%
Return on average tangible common equity consolidated
Net income (loss) attributable to Key common shareholders (GAAP)		$468	$467	$404	$182	$350	$1,339	$1,044
Average tangible common equity (non-GAAP)		11,046	11,124	10,948	11,304	11,338	11,040	11,231
Return on average tangible common equity consolidated (non-GAAP)		16.81%	16.84%	14.97%	6.39%	12.25%	16.22%	12.43%
Pre-provision net revenue
Net interest income (GAAP)		$986	$979	$944	$938	$948	$2,909	$2,839
Plus:	Taxable-equivalent adjustment	7	8	8	14	14	23	39
	Noninterest income (GAAP)	609	660	601	656	592	1,870	1,822
Less:	Noninterest expense (GAAP)	964	993	1,006	1,098	992	2,963	3,000
	Pre-provision net revenue from continuing operations (non-GAAP)	$638	$654	$547	$510	$562	$1,839	$1,700
Cash efficiency ratio
Noninterest expense (GAAP)		$964	$993	$1,006	$1,098	$992	$2,963	$3,000
Less:	Intangible asset amortization	23	25	29	26	25	77	69
Adjusted noninterest expense (non-GAAP)		$941	$968	$977	$1,072	$967	$2,886	$2,931
Net interest income (GAAP)		$986	$979	$944	$938	$948	$2,909	$2,839
Plus:	Taxable-equivalent adjustment	7	8	8	14	14	23	39
	Noninterest income (GAAP)	609	660	601	656	592	1,870	1,822
Total taxable-equivalent revenue (non-GAAP)		$1,602	$1,647	$1,553	$1,608	$1,554	$4,802	$4,700
Cash efficiency ratio (non-GAAP)		58.7%	58.8%	62.9%	66.7%	62.2%	60.1%	62.4%

Three months ended September 30, 2018
Common Equity Tier 1 under the Regulatory Capital Rules (estimates)
Common Equity Tier 1 under current Regulatory Capital Rules	$12,235
Adjustments from current Regulatory Capital Rules to the fully phased-in Regulatory Capital Rules:
Deferred tax assets and other intangible assets (d)	—
Common Equity Tier 1 anticipated under the fully phased-in Regulatory Capital Rules (e)	$12,235

Net risk-weighted assets under current Regulatory Capital Rules	$122,908
Adjustments from current Regulatory Capital Rules to the fully phased-in Regulatory Capital Rules:
Mortgage servicing assets (f)	755
Deferred tax assets	276
Total risk-weighted assets anticipated under the fully phased-in Regulatory Capital Rules (e)	$123,939

Common Equity Tier 1 ratio under the fully phased-in Regulatory Capital Rules (e)	9.87%

(a)
For the three months ended September 30, 2018, June 30, 2018, March 31, 2018, December 31, 2017, and September 30, 2017, intangible assets exclude $17 million, $20 million, $23 million, $26 million, and $30 million, respectively, of period-end purchased credit card receivables.

(b)	Net of capital surplus.

(c)
For the three months ended September 30, 2018, June 30, 2018, March 31, 2018, December 31, 2017, and September 30, 2017, average intangible assets exclude $18 million, $21 million, $24 million, $28 million, and $32 million, respectively, of average purchased credit card receivables. For the nine months ended September 30, 2018, and September 30, 2017, average intangible assets exclude $21 million and $36 million, respectively, of average purchased credit card receivables.

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

(f)	Item is included in the 10%/15% exceptions bucket calculation and is risk-weighted at 250%.

Long-term financial targets

Our long-term financial targets are as follows:

•	Generate positive operating leverage and a cash efficiency ratio in the range of 54.0% to 56.0%;

•	Maintain a moderate risk profile by targeting a net loan charge-offs to average loans ratio in the range of .40% to .60%; and

•	Achieve a return on tangible common equity ratio in the range of 16.00% to 19.00%.

Figure 3 shows the evaluation of our long-term financial targets for the three and nine months ended September 30, 2018.

Figure 3. Evaluation of Our Long-Term Targets

	Key Metrics (a)	3Q18	YTD 2018	Targets
Positive operating leverage	Cash efficiency ratio (b)	58.7%	60.1%	54.0 - 56.0%
Moderate Risk Profile	Net loan charge-offs to average loans	.27%	.26%	.40 - .60%
Financial Returns	Return on average tangible common equity (b)	16.81%	16.16%	16.00 - 19.00%

(a)	Calculated from continuing operations, unless otherwise noted.

(b)	Non-GAAP measure; see Figure 2 entitled “GAAP to Non-GAAP Reconciliations” for reconciliation.

Strategic developments

Our actions and results during the third quarter of 2018 supported our corporate strategy described in the “Introduction” section under the “Corporate strategy” heading on page 38 of our 2017 Form 10-K.

•
We continued to grow profitably during the third quarter of 2018. Our cash efficiency ratio improved to 58.7%, a decrease of over 300 basis points when compared to the year-ago quarter. This improvement was driven by an increase in both net interest income and noninterest income, with total revenue increasing 3.1% when compared to the third quarter of 2017. Net interest income benefited from higher interest rates and earning asset balances. Noninterest income saw an increase from the same period one year ago because of our continued investment in our differentiated business model.

•
Our 2017 acquisitions of Cain Brothers and KMS as well as continued strength in our core businesses contributed to the increase in noninterest income during the third quarter of 2018 compared to the year-ago quarter as we acquire and expand targeted client relationships. Investment banking and debt placement fees grew $25 million from the year-ago quarter, benefiting from organic growth and the Cain Brothers acquisition. Excluding the impact of the new revenue recognition accounting standard, cards and payments income increased due to growth in credit and debit card fees, purchase and prepaid card fees, and merchant services income.

•
During the third quarter of 2018, we effectively managed risk and rewards as net loan charge-offs were .27% of average loans, below our targeted range. While net loan charge-offs for the three months ended September 30, 2018, increased from the same period one year ago, this was primarily due to a large recovery that occurred in the third quarter of 2017.

•
Maintaining financial strength while driving long-term shareholder value was again a focus during the third quarter of 2018. At September 30, 2018, our Common Equity Tier 1 and Tier 1 risk-based capital ratios stood at 9.95% and 11.11%, respectively. Consistent with our 2018 Capital Plan, we completed $542 million of common share repurchases. The Board also declared an increase to our common share dividend, up to $.17 per share from $.12 during the quarter, consistent with our 2018 Capital Plan. In total, we have completed $3.4 billion of common share repurchases since 2012.

•
During the third quarter, we were recognized by G.I. Jobs and Military Spouse magazines as a Military Friendly® and Military Friendly® Spouse Employer. Also, during the third quarter, we received the Leading Disability Employer Seal from the National Organization on Disability. In September, we hosted the 2018 KeyBank Supplier Summit to lead the conversation on supplier diversity. These awards and initiatives highlight our strategy to engage a high-performing, talented, and diverse workforce.

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

Under the Regulatory Capital Rules, standardized approach banking organizations, such as KeyCorp and KeyBank, are required to meet the minimum capital and leverage ratios set forth in Figure 4 below. At September 30, 2018, Key had an estimated Common Equity Tier 1 Capital Ratio of 9.87% under the fully phased-in Regulatory Capital Rules. Also, at September 30, 2018, based on the fully phased-in Regulatory Capital Rules, Key estimates that its capital and leverage ratios, after adjustment for market risk, would be as set forth in Figure 4.

Figure 4. Pro Forma Ratios vs. Minimum Capital Ratios Calculated Under the Fully Phased-In Regulatory Capital Rules

Ratios (including capital conservation buffer)	Key September 30, 2018 Pro forma	Minimum January 1, 2018	Phase-in Period	Minimum January 1, 2019
Common Equity Tier 1 (a)	9.87%	4.5%	None	4.5%
Capital conservation buffer (b)		—	1/1/16-1/1/19	2.5
Common Equity Tier 1 + Capital conservation buffer		4.5	1/1/16-1/1/19	7.0
Tier 1 Capital	11.02%	6.0	None	6.0
Tier 1 Capital + Capital conservation buffer		6.0	1/1/16-1/1/19	8.5
Total Capital	12.89%	8.0	None	8.0
Total Capital + Capital conservation buffer		8.0	1/1/16-1/1/19	10.5
Leverage (c)	10.03%	4.0	None	4.0

(a)	See Figure 2 entitled “GAAP to Non-GAAP Reconciliations,” which presents the computation of Common Equity Tier 1 capital under the fully phased-in regulatory capital rules.

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

We believe that, as of September 30, 2018, KeyBank (consolidated) satisfied the risk-based and leverage capital requirements necessary to be considered “well capitalized” for purposes of the PCA framework. However, investors should not regard this determination as a representation of the overall financial condition or prospects of KeyBank because the prompt corrective action framework is intended to serve a limited supervisory function. Moreover, it is important to note that the prompt corrective action framework does not apply to BHCs, like KeyCorp.

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

Under the proposed rule, a banking organization would not be subject to any limitations on capital distributions and discretionary bonus payments if it satisfies all minimum capital requirements and its capital conservation requirement (as amended to incorporate the stress capital buffer), stress leverage buffer requirement, and, if applicable, the advanced approaches capital conservation buffer requirement and supplementary leverage ratio standard (the latter two of which do not apply to KeyCorp). If it is adopted as a final rule, the proposal would be effective December 31, 2018; however, the stress capital buffer and stress leverage buffer requirements would generally not be effective until October 1, 2019. The comment period for this proposal ended on June 25, 2018. Key expects that the proposal would have a marginally favorable impact on its capital requirements.

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

Under the Liquidity Coverage Rules, KeyCorp must calculate a Modified LCR on a monthly basis, and was required to satisfy a minimum Modified LCR requirement of 100% by January 1, 2017. At September 30, 2018, Key’s Modified LCR was above 100%. In the future, KeyCorp may change the composition of our investment portfolio, increase the size of the overall investment portfolio, and modify product offerings to enhance or optimize our liquidity position.

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

Resolution and recovery planning

BHCs with at least $50 billion in total consolidated assets, like KeyCorp, are required to periodically submit to the Federal Reserve and FDIC a plan discussing how the company could be rapidly and efficiently resolved if the company failed or experienced material financial distress. Insured depository institutions with at least $50 billion in total consolidated assets, like KeyBank, are also required to submit a resolution plan to the FDIC. These plans are due annually unless the requirement to submit the plans is deferred by the regulators. On December 1, 2017, KeyCorp submitted its resolution plan to the Federal Reserve and the FDIC. KeyBank submitted its resolution plan to the FDIC on June 20, 2018. KeyCorp will not be required to submit a resolution plan for 2018 because the FDIC and Federal Reserve deferred such requirement (for 14 firms, including KeyCorp) until December 2019. KeyBank will not be required to submit a resolution plan in 2019 because the FDIC extended the next filing due date for all depository institution resolution plan submissions until no sooner than July 1, 2020. The Federal Reserve and FDIC make available on their websites the public sections of resolution plans for the companies, including KeyCorp and KeyBank, that submitted plans. The public sections of the resolution plans of KeyCorp and KeyBank are available at http://www.federalreserve.gov/supervisionreg/resolution-plans.htm and https://www.fdic.gov/regulations/reform/resplans/.

On September 28, 2016, the OCC released final guidelines that establish standards for recovery planning by certain large OCC-regulated institutions, including KeyBank. The guidelines require such institutions to establish a comprehensive framework for evaluating the financial effects of severe stress events, and recovery actions an institution may pursue to remain a viable, going concern during a period of severe financial stress. Under the final guidelines, an institution’s recovery plan must include triggers to alert the institution of severe stress events, escalation procedures, recovery options, and a process for periodic review and approval by senior management and the board of directors. The recovery plan should be tailored to the complexity, scope of operations, and risk profile of the institution. Because KeyBank had average total consolidated assets of greater than $100 billion but less than $750 billion as reported on KeyBank’s Consolidated Reports of Condition and Income for the four most recent consecutive quarters prior to January 1, 2017, it was required to be in compliance with the guidelines not later than January 1, 2018. We believe that KeyBank is in compliance with the guidelines. On September 19, 2018, the OCC issued a proposal to amend its recovery planning guidelines to increase, from $50 billion to $250 billion, the asset threshold for applying the guidelines to national banks. Comments on this proposal are due by November 5, 2018. If this proposal is adopted, KeyBank will no longer be subject to the guidelines.

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

EGRRCPA raised the asset threshold for applying EPSs to BHCs in two stages. BHCs having total consolidated assets less than $100 billion were no longer subject to such EPSs immediately upon enactment of this statute. BHCs having at least $100 billion but less than $250 billion in total consolidated assets (like KeyCorp) will be no longer subject to these requirements as of 18 months after the date of enactment. However, under this statute, the Federal Reserve is required, after the end of this 18-month period, to conduct periodic supervisory stress tests of BHCs with assets between $100 billion and $250 billion (like KeyCorp), and the requirement for a publicly traded BHC to have a risk committee continues to apply if a BHC has assets of at least $50 billion. In addition, EGRRCPA gives the Federal Reserve the authority, following certain notice and comment procedures, to continue to apply other EPSs to any such firm or firms (including KeyCorp) if it determines that the application of the EPS is appropriate to prevent or mitigate risks to financial stability or to promote the safety and soundness of the BHC or BHCs, taking into consideration the BHC’s or BHCs’ capital structure, riskiness, complexity, financial activities, size, and other relevant factors. The Federal Reserve is also authorized to exempt any BHC with assets between $100 billion and $250 billion from any EPS prior to the end of the 18-month period following enactment of EGRRCPA.

On October 31, 2018, the federal banking agencies issued two Notices of Proposed Rulemaking related to the implementation of EGRRCPA. The proposed rules would establish four risk-based categories of institutions and apply tailored capital and liquidity requirements for each respective category. Based on Key’s analysis of the proposal, KeyCorp would fall into the least restrictive of those categories. We are assessing the full extent of the impact to Key.

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

EGRRCPA also amended the capital requirements for certain acquisition, development, and construction (“ADC”) loans. This statute allows the federal banking agencies to require depository institutions to assign a heightened risk weight to a high volatility commercial real estate (“HVCRE”) exposure under the Regulatory Capital Rules only if such exposure comes within the definition of an HVCRE ADC Loan as defined in EGRRCPA. The effect of this provision is to narrow the scope of exposures subject to a heightened risk weight. On July 6, 2018, the federal banking agencies issued a statement providing depository institutions (including KeyBank) and BHCs (including KeyCorp) with interim guidance concerning the application of this provision. On September 18, 2018, the federal banking agencies released a proposal to amend their regulatory capital rules to revise the definition of an HVCRE exposure to conform to the statutory definition of an HVCRE ADC Loan and requested comment on various interpretive issues relating to this proposal. This proposal was published in the Federal Register on September 28, 2018, with comments due by November 27, 2018.

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

The stated objective of the new proposal is to simplify and tailor compliance requirements relating to the Volcker Rule. Among other things, the new proposal would (1) tailor the rule’s compliance requirements based on the size of a firm’s trading assets and liabilities; (2) revise the term “trading account” by replacing the short-term intent-based prong with a new accounting-based prong; (3) modify the eligibility criteria for a banking entity to be able to rely on certain exemptions from the proprietary trading and covered fund prohibitions; and (4) simplify the trading activity information that a banking entity is required to provide to the agencies. In addition to requesting comment on the proposed changes, the five agencies requested comment on a large number of specific questions on various issues concerning implementation of the Volcker Rule. The proposal was published in the Federal Register on July 17, 2018, with a 60-day comment period. The comment period was later extended to October 17, 2018.

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

In December 2016, the FDIC issued a final rule that imposes recordkeeping requirements on insured depository institutions with two million or more deposit accounts (including KeyBank) in order to facilitate rapid payment of insured deposits to customers if the institutions were to fail. The rule requires those insured depository institutions to: (i) maintain complete and accurate data on each depositor’s ownership interest by right and capacity for all of the institution’s deposit accounts; and (ii) develop the capability to calculate the insured and uninsured amounts for each deposit owner within 24 hours of failure. The FDIC will conduct periodic testing of compliance with these requirements, and institutions subject to the rule must submit to the FDIC a certification of compliance, signed by the bank’s chief executive officer, and a deposit insurance coverage summary report on or before the mandatory compliance date and annually thereafter. The final rule became effective on April 1, 2017, with a mandatory compliance date of April 1, 2020. The FDIC has been releasing Frequently Asked Questions on a rolling basis, and has committed to continue this practice as institutions subject to the rule present issues associated with its implementation that require FDIC consultation.

ERISA fiduciary standard

In April 2016, the Department of Labor published final rules and amendments to certain prohibited transaction exemptions regarding service providers who would be regarded as fiduciaries under ERISA for making investment advice recommendations to: (i) certain retirement plan fiduciaries, participants, or beneficiaries; and (ii) owners or beneficiaries of individual retirement accounts and health savings accounts, among other retirement plans. The purpose of the rules were to place fiduciary obligations, rather than the lesser legal obligations that currently apply, on these service providers. On March 15, 2018, the United States Court of Appeals for the Fifth Circuit invalidated the rule in its entirety and issued a mandate on June 21, 2018, invalidating the rule on a nationwide basis.

Community Reinvestment Act

The Community Reinvestment Act (“CRA”) was enacted in 1977 to encourage depository institutions to help meet the credit needs of the communities that they serve, including low- and moderate-income (“LMI”) neighborhoods, consistent with the institutions’ safe and sound operations. The CRA requires the federal banking agencies to assess the record of each institution that it supervises in meeting the credit needs of its entire community, including LMI neighborhoods.

On September 5, 2018, the OCC published in the Federal Register an advance notice of proposed rulemaking (“ANPR”) requesting public input on ways to revise the agency’s CRA regulations to update the framework by which the OCC assesses a bank’s CRA performance. The OCC stated that the purpose of updating the agency’s CRA regulations is to encourage more community and economic development in areas that need it most, bring greater clarity, consistency and certainty to the CRA evaluation process, and provide flexibility to accommodate banks with different business strategies. The OCC invited comments on a number of questions, including ones that concern the use of a metrics-based framework, the redefinition of assessment areas, and the expansion of CRA-qualifying activities. Comments on the ANPR are due by November 19, 2018. Any revision to the OCC’s CRA regulations would apply to national banks, including KeyBank.

Results of Operations

Earnings overview

The following chart provides a reconciliation of net income from continuing operations attributable to Key common shareholders for the three months ended September 30, 2017, to the three months ended September 30, 2018 (dollars in millions):
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
TE net interest income was $993 million for the third quarter of 2018, and the net interest margin was 3.18%, compared to TE net interest income of $962 million and a net interest margin of 3.15% for the third quarter of 2017, reflecting the benefit from higher interest rates and higher earning asset balances. Third quarter 2018 net interest income included $26 million of purchase accounting accretion, a decline of $22 million from the third quarter of 2017. For the fourth quarter of 2018, we expect net interest income to be up 1% to 3% compared to the third quarter of 2018.

For the nine months ended September 30, 2018, TE net interest income was $2.9 billion and the net interest margin was 3.17%. Compared to the same period last year, net interest income increased $54 million and the net interest margin decreased two basis points. Both net interest income and the net interest margin in 2018 benefited from higher interest rates and higher earning asset balances. These benefits were partially offset by higher wholesale funding costs, in addition to a continued expected decline in purchase accounting accretion.

Average loans were $88.5 billion for the third quarter of 2018, an increase of $1.7 billion compared to the third quarter of 2017, reflecting broad-based growth in commercial and industrial loans, partially offset by higher paydowns in commercial real estate balances and home equity lines of credit. For the fourth quarter of 2018, we expect average loans to be up 1% to 3% compared to the third quarter of 2018.

Average deposits totaled $105.6 billion for the third quarter of 2018, an increase of $2.5 billion compared to the year-ago quarter, reflecting growth in higher-yielding deposit products, as well as strength in our retail banking franchise and growth from commercial relationships. For the fourth quarter of 2018, we expect average deposits to be within 2% of our third quarter of 2018 results.

Figure 6. Consolidated Average Balance Sheets, Net Interest Income, and Yields/Rates and Components of Net Interest Income Changes from Continuing Operations

	Three months ended September 30, 2018			Three months ended September 30, 2017			Change in Net interest income due to
dollars in millions	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)	Volume	Yield/Rate	Total
ASSETS
Loans (b), (c)
Commercial and industrial (d)	$44,749	$495	4.39%	$41,416	$414	3.97%	$35	$46	$81
Real estate — commercial mortgage	14,268	176	4.89	14,850	169	4.51	(7)	14	7
Real estate — construction	1,759	22	5.05	2,054	23	4.51	(4)	3	(1)
Commercial lease financing	4,444	43	3.88	4,694	46	3.89	(2)	(1)	(3)
Total commercial loans	65,220	736	4.49	63,014	652	4.11	22	62	84
Real estate — residential mortgage	5,466	55	3.99	5,493	54	3.92	—	1	1
Home equity loans	11,415	137	4.80	12,314	136	4.41	(10)	11	1
Consumer direct loans	1,789	35	7.71	1,774	33	7.26	—	2	2
Credit cards	1,095	32	11.43	1,049	30	11.34	1	1	2
Consumer indirect loans	3,482	37	4.25	3,170	37	4.64	3	(3)	—
Total consumer loans	23,247	296	5.06	23,800	290	4.85	(6)	12	6
Total loans	88,467	1,032	4.64	86,814	942	4.31	16	74	90
Loans held for sale	1,117	12	4.59	1,607	17	4.13	(5)	—	(5)
Securities available for sale (b), (e)	17,631	102	2.22	18,574	91	1.96	(5)	16	11
Held-to-maturity securities (b)	12,065	72	2.40	10,469	55	2.12	9	8	17
Trading account assets	787	7	3.37	889	7	2.74	(1)	1	—
Short-term investments	2,928	15	1.93	2,166	6	1.21	3	6	9
Other investments (e)	685	6	3.27	728	5	2.46	—	1	1
Total earning assets	123,680	1,246	3.98	121,247	1,123	3.68	17	106	123
Allowance for loan and lease losses	(886)			(868)
Accrued income and other assets	13,935			13,977
Discontinued assets	1,186			1,417
Total assets	$137,915			$135,773

LIABILITIES
NOW and money market deposit accounts	$56,391	82.58		$53,826	37.27		2	43	45
Savings deposits	5,413	3.20		6,697	5.25		(1)	(1)	(2)
Certificates of deposit ($100,000 or more)	8,186	38	1.86	6,402	21	1.31	7	10	17
Other time deposits	5,026	17	1.40	4,664	9.81		1	7	8
Total interest-bearing deposits	75,016	140.74		71,589	72.40		9	59	68
Federal funds purchased and securities sold under repurchase agreements	552	1	1.00	456	—	.23	—	1	1
Bank notes and other short-term borrowings	596	4	2.76	865	3	1.49	(1)	2	1
Long-term debt (f), (g)	12,678	108	3.34	12,631	86	2.75	—	22	22
Total interest-bearing liabilities	88,842	253	1.13	85,541	161.75		8	84	92
Noninterest-bearing deposits	30,610			31,516
Accrued expense and other liabilities	2,065			2,057
Discontinued liabilities (g)	1,186			1,417
Total liabilities	122,703			120,531
EQUITY
Key shareholders’ equity	15,210			15,241
Noncontrolling interests	2			1
Total equity	15,212			15,242
Total liabilities and equity	$137,915			$135,773

Interest rate spread (TE)			2.85%			2.93%
Net interest income (TE) and net interest margin (TE)		993	3.18%		962	3.15%	$9	$22	31
TE adjustment (b)		7			14
Net interest income, GAAP basis		$986			$948

(a)	Results are from continuing operations. Interest excludes the interest associated with the liabilities referred to in (g), calculated using a matched funds transfer pricing methodology.

(b)
Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 21% and 35% for the three months ended September 30, 2018, and September 30, 2017, respectively.

(c)	For purposes of these computations, nonaccrual loans are included in average loan balances.

(d)
Commercial and industrial average balances include $128 million and $117 million of assets from commercial credit cards for the three months ended September 30, 2018, and September 30, 2017, respectively.

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

	Nine months ended September 30, 2018			Nine months ended September 30, 2017			Change in Net interest income due to
dollars in millions	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)	Volume	Yield/Rate	Total
ASSETS
Loans (b), (c)
Commercial and industrial (d)	$44,178	$1,414	4.28%	$40,700	$1,196	3.93%	$107	$111	$218
Real estate — commercial mortgage	14,137	513	4.85	15,043	520	4.62	(32)	25	(7)
Real estate — construction	1,834	67	4.88	2,203	80	4.86	(13)	—	(13)
Commercial lease financing	4,552	125	3.67	4,673	140	3.99	(4)	(11)	(15)
Total commercial loans	64,701	2,119	4.38	62,619	1,936	4.13	58	125	183
Real estate — residential mortgage	5,466	163	3.97	5,507	160	3.88	(1)	4	3
Home equity loans	11,629	406	4.67	12,465	402	4.32	(28)	32	4
Consumer direct loans	1,774	101	7.59	1,760	94	7.10	1	6	7
Credit cards	1,085	92	11.32	1,053	88	11.15	3	1	4
Consumer indirect loans	3,363	107	4.27	3,081	112	4.85	10	(15)	(5)
Total consumer loans	23,317	869	4.98	23,866	856	4.79	(15)	28	13
Total loans	88,018	2,988	4.54	86,485	2,792	4.31	43	153	196
Loans held for sale	1,226	40	4.40	1,293	39	4.01	(2)	3	1
Securities available for sale (b), (e)	17,653	294	2.14	18,582	276	1.96	(14)	32	18
Held-to-maturity securities (b)	12,111	213	2.35	10,311	161	2.08	30	22	52
Trading account assets	879	21	3.19	966	21	2.84	(2)	2	—
Short-term investments	2,334	31	1.76	1,918	14	1.00	4	13	17
Other investments (e)	706	17	3.10	708	12	2.20	—	5	5
Total earning assets	122,927	3,604	3.90	120,263	3,315	3.68	59	230	289
Allowance for loan and lease losses	(879)			(862)
Accrued income and other assets	13,966			13,801
Discontinued assets	1,243			1,477
Total assets	$137,257			$134,679

LIABILITIES
NOW and money market deposit accounts	$54,891	187.46		$54,178	103.25		1	83	84
Savings deposits	5,971	13.28		6,635	10.19		(1)	4	3
Certificates of deposit ($100,000 or more)	7,563	97	1.72	6,050	56	1.24	16	25	41
Other time deposits	4,947	46	1.25	4,673	27.78		2	17	19
Total interest-bearing deposits	73,372	343.63		71,536	196.37		18	129	147
Federal funds purchased and securities sold under repurchase agreements	1,146	10	1.22	570	1.27		2	7	9
Bank notes and other short-term borrowings	1,015	17	2.19	1,291	12	1.27	(3)	8	5
Long-term debt (f), (g)	12,631	302	3.17	11,510	228	2.66	24	50	74
Total interest-bearing liabilities	88,164	672	1.02	84,907	437.69		41	194	235
Noninterest-bearing deposits	30,701			31,123
Accrued expense and other liabilities	2,102			1,962
Discontinued liabilities (g)	1,243			1,478
Total liabilities	122,210			119,470
EQUITY
Key shareholders’ equity	15,045			15,208
Noncontrolling interests	2			1
Total equity	15,047			15,209
Total liabilities and equity	$137,257			$134,679

Interest rate spread (TE)			2.88%			2.99%
Net interest income (TE) and net interest margin (TE)		2,932	3.17%		2,878	3.19%	$18	$36	$54
TE adjustment (b)		23			39
Net interest income, GAAP basis		$2,909			$2,839

(a)	Results are from continuing operations. Interest excludes the interest associated with the liabilities referred to in (g) below, calculated using a matched funds transfer pricing methodology.

(b)
Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 21% and 35% for the nine months ended September 30, 2018, and September 30, 2017, respectively.

(c)	For purposes of these computations, nonaccrual loans are included in average loan balances.

(d)
Commercial and industrial average balances include $125 million and $116 million of assets from commercial credit cards for the nine months ended September 30, 2018, and September 30, 2017, respectively.

(e)	Yield is calculated on the basis of amortized cost.

(f)	Rate calculation excludes basis adjustments related to fair value hedges.

(g)
A portion of long-term debt and the related interest expense is allocated to discontinued liabilities as a result of applying Key’s matched funds transfer pricing methodology to discontinued operations.

Provision for credit losses
Our provision for credit losses was $62 million for the three months ended September 30, 2018, compared to $51 million for the three months ended September 30, 2017. The increase of $11 million in our provision for credit losses was related to an increase in net loan-charge offs during the third quarter of 2018 compared to one year ago. For the fourth quarter of 2018, we expect the provision for credit losses and net loan charge-offs to remain relatively stable with our third quarter of 2018 results.

Noninterest income

As shown in Figure 7, noninterest income was $609 million for the third quarter of 2018, compared to $592 million for the year-ago quarter. Noninterest income represented 38% and 39% of total revenue for the three and nine months ended September 30, 2018, respectively, compared to 38% and 39% for the three and nine months ended September 30, 2017, respectively. For the fourth quarter of 2018, we expect noninterest income to be up 4% to 6% compared to the third quarter of 2018.

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

Trust and investment services income

Trust and investment services income consists of brokerage commissions, trust and asset management fees, and insurance income. The assets under management that primarily generate these revenues are shown in Figure 8. For the three months ended September 30, 2018, trust and investment services income decreased $18 million, or 13.3%, compared to the same period one year ago. For the nine months ended September 30, 2018, trust and investment services income was down $26 million, or 6.4%, from the nine months ended September 30, 2017. These decreases were primarily the result of the sale of KIBS in the second quarter of 2018 and lower equity and fixed income commissions in the Key Corporate Bank line of business.

A significant portion of our trust and investment services income depends on the value and mix of assets under management. At September 30, 2018, our bank, trust, and registered investment advisory subsidiaries had assets under management of $40.6 billion, compared to $38.7 billion at September 30, 2017. The increase in assets under management, as shown in Figure 8, was primarily attributable to market growth over the past 12 months.

Figure 8. Assets Under Management

in millions	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Assets under management by investment type:
Equity	$24,958	$24,125	$23,629	$24,081	$23,342
Securities lending	1,049	977	837	947	876
Fixed income	10,946	11,276	11,098	10,930	11,009
Money market	3,622	3,285	3,439	3,630	3,433
Total assets under management	$40,575	$39,663	$39,003	$39,588	$38,660

Investment banking and debt placement fees

Investment banking and debt placement fees consists of syndication fees, debt and equity financing fees, financial adviser fees, gains on sales of commercial mortgages, and agency origination fees. Investment banking and debt placement fees increased $25 million, or 17.7%, from the year-ago quarter. For the nine months ended September

30, 2018, investment banking and debt placement fees increased $61 million, or 15.1%, from the nine months ended September 30, 2017. These increases were caused by growth in investment banking advisory fees, partially driven by the acquisition of Cain Brothers in the fourth quarter of 2017.

Cards and payments income

Cards and payments income, which consists of debit card, consumer and commercial credit card, and merchant services income, decreased $6 million, or 8.0%, from the year-ago quarter. For the nine months ended September 30, 2018, cards and payments income was down $8 million, or 3.8%, from the nine months ended September 30, 2017. Cards and payments income and other expense were both impacted by the 2018 adoption of the revenue recognition accounting standard. The new accounting standard had no impact to net income during 2018. Excluding the impact of the new revenue recognition accounting standard, cards and payments income increased for the three and nine months ended September 30, 2018, due to growth in credit and debit card fees, purchase and prepaid card fees, and merchant services income.

Service charges on deposit accounts

Service charges on deposit accounts decreased $6 million, or 6.6%, for the three months ended September 30, 2018, compared to the same period one year ago. For the nine months ended September 30, 2018, service charges on deposit accounts was down $3 million, or 1.1%, from the nine months ended September 30, 2017.

Other noninterest income

Other noninterest income includes operating lease income and other leasing gains, corporate services income, corporate-owned life insurance income, consumer mortgage income, mortgage servicing fees, and other income. Other noninterest income increased $22 million, or 14.7%, from the year-ago quarter. This increase was primarily attributable to an increase in operating lease income and other leasing gains due to higher volumes, as well as $13 million of lease residual losses in the year-ago period.

For the nine months ended September 30, 2018, other noninterest income was up $24 million, or 4.5%, from the nine months ended September 30, 2017. Other income included a $78 million gain related to the sale of KIBS during the second quarter of 2018, compared to a $64 million gain from acquiring the remaining ownership in a merchant services joint venture in the second quarter of 2017. Corporate services income also contributed to the increase due to higher derivative income. Operating lease income and other leasing gains were negatively impacted by a $42 million lease residual loss in the second quarter of 2018, partially offset by $13 million of lease residual losses recognized in the third quarter of 2017.

Noninterest expense

As shown in Figure 9, noninterest expense was $964 million for the third quarter of 2018, compared to $992 million for the third quarter of 2017. Figure 9 gives a breakdown of our major categories of noninterest expense as a percentage of total noninterest expense for the third quarter of 2018. For the fourth quarter of 2018, we expect noninterest expense to be within 2% of our third quarter of 2018 results.

Figure 9. Noninterest Expense

(a)
Other noninterest expense includes equipment, operating lease expense, marketing, FDIC assessment, intangible asset amortization, OREO expense, net, and other expense. See the "Consolidated Statements of Income" in Item 1. Financial Statements of this report.

(a)
See Figure 2 entitled “GAAP to Non-GAAP Reconciliations” which presents the computations of certain financial measures related to “cash efficiency.” The table reconciles the GAAP performance measures to the corresponding non-GAAP measure, which provides a basis for period-to-period comparisons.

Personnel

As shown in Figure 10, personnel expense, the largest category of our noninterest expense, decreased by $6 million, or 1.1%, for the three months ended September 30, 2018, compared to the same period one year ago. This decrease was driven by lower levels of severance, salaries, and contract labor.

For the nine months ended September 30, 2018, personnel expense was up $64 million, or 3.8%, from the nine months ended September 30, 2017. This increase was partially due to recent acquisitions as well as accelerated technology investments and higher performance-based compensation.

Figure 10. Personnel Expense

	Three months ended September 30,		Change		Nine months ended September 30,		Change
dollars in millions	2018	2017	Amount	Percent	2018	2017	Amount	Percent
Salaries and contract labor	$335	$339	$(4)	(1.2)%	$1,015	$995	$20	2.0%
Incentive and stock-based compensation	138	134	4	3.0	430	398	32	8.0
Employee benefits	79	81	(2)	(2.5)	266	256	10	3.9
Severance	1	5	(4)	(80.0)	22	20	2	10.0
Total personnel expense	$553	$559	$(6)	(1.1)%	$1,733	$1,669	$64	3.8%

Net occupancy

Net occupancy expense increased $2 million, or 2.7%, for the third quarter of 2018, compared to the same period one year ago. The increase during the third quarter of 2018 was primarily due to higher property reserve expenses partially offset by lower rental expenses.

For the nine months ended September 30, 2018, net occupancy expense was down $6 million, or 2.5%, from the nine months ended September 30, 2017. The decrease was primarily due to lower property reserves, rental expenses, and property management fees.

Other noninterest expense

Other noninterest expense includes equipment, operating lease expense, marketing, FDIC assessment, intangible asset amortization, OREO expense, and other miscellaneous expense categories. Other noninterest expense decreased $14 million, or 5.5%, from the year-ago quarter. For the nine months ended September 30, 2018, other noninterest expense was down $74 million, or 9.5%, from the nine months ended September 30, 2017. The declines in other expense were primarily driven by $20 million charitable contributions made in both the first and second quarters of 2017. Other miscellaneous expenses also declined from the three and nine months ended September 30, 2017. These declines were partially offset by higher operating lease expenses driven by increased operating lease originations and costs related to recent acquisitions.

Income taxes

We recorded tax expense from continuing operations of $87 million for the third quarter of 2018 and $134 million for the third quarter of 2017. For the nine months ended September 30, 2018, we recorded tax expense from continuing operations of $252 million, compared to $386 million for the same period one year ago.

Our federal tax expense differs from the amount that would be calculated using the federal statutory tax rate, primarily because we generate income from investments in tax-advantaged assets, such as corporate-owned life insurance and credits associated with renewable energy and low-income housing investments, and make periodic adjustments to our tax reserves. Tax expense for the three months ended September 30, 2018, and September 30, 2017, was affected by net discrete income tax benefits of $12 million and $13 million, respectively. Excluding the discrete income tax expense, the tax expense for the third quarter of 2018 was $99 million.

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

Figure 11 summarizes the contribution made by each major business segment to our “taxable-equivalent revenue from continuing operations” and “income (loss) from continuing operations attributable to Key” for the three- and nine-month periods ended September 30, 2018, and September 30, 2017.

Figure 11. Major Business Segments — Taxable-Equivalent Revenue from Continuing Operations and Income (Loss) from Continuing Operations Attributable to Key

	Three months ended September 30,		Change		Nine months ended September 30,		Change
dollars in millions	2018	2017	Amount	Percent	2018	2017	Amount	Percent
REVENUE FROM CONTINUING OPERATIONS (TE)
Key Community Bank	$994	$945	$49	5.2%	$2,949	$2,834	$115	4.1%
Key Corporate Bank	574	561	13	2.3	1,674	1,736	(62)	(3.6)
Other Segments	24	42	(18)	(42.9)	99	132	(33)	(25.0)
Total Segments	1,592	1,548	44	2.8	4,722	4,702	20.4
Reconciling Items (a)	10	6	4	N/M	80	(2)	82	N/M
Total	$1,602	$1,554	$48	3.1%	$4,802	$4,700	$102	2.2%
INCOME (LOSS) FROM CONTINUING OPERATIONS ATTRIBUTABLE TO KEY
Key Community Bank	$241	$163	$78	47.9%	$681	$506	$175	34.6%
Key Corporate Bank	199	190	9	4.7	574	595	(21)	(3.5)
Other Segments	22	21	1	4.8	65	66	(1)	(1.5)
Total Segments	462	374	88	23.5	1,320	1,167	153	13.1
Reconciling Items (a)	20	(11)	31	N/M	57	(73)	130	N/M
Total	$482	$363	$119	32.8%	$1,377	$1,094	$283	25.9%

(a)
Reconciling items consists primarily of the gain on the sale of KIBS for the nine-months ended September 30, 2018, the unallocated portion of merger-related charges for the three- and nine-months ended September 30, 2017, and items not allocated to the business segments because they do not reflect their normal operations.

Key Community Bank summary of operations

As shown in Figure 12, Key Community Bank recorded net income attributable to Key of $241 million for the third quarter of 2018, compared to $163 million for the year-ago quarter, benefiting from momentum in Key's core businesses and a lower tax rate as a result of tax reform.

TE net interest income increased in the third quarter of 2018 compared to the third quarter of 2017, primarily attributable to the benefit from higher interest rates and balance sheet growth, partially offset by lower purchase accounting accretion. Average loans and leases increased from the year-ago quarter largely driven by an $831 million, or 4.4%, increase in commercial and industrial loans. Additionally, average deposits increased driven by growth across multiple businesses, from the third quarter of 2017.

The provision for credit losses decreased from the year-ago quarter. Net loan charge-offs increased $2 million, or 4.9%, from the third quarter of 2017, as overall credit quality remained stable.

Noninterest income was down from the year-ago quarter, driven by lower service charges on deposit accounts and cards and payments income, which were impacted by the revenue recognition changes. This was partially offset by higher trust and investment services income which increased primarily due to higher assets under management from market growth.

Noninterest expense increased from the year-ago quarter. Personnel expense increased, primarily driven by higher production related incentive compensation and ongoing investments, including residential mortgage.

Figure 12. Key Community Bank

	Three months ended September 30,		Change		Nine months ended September 30,		Change
dollars in millions	2018	2017	Amount	Percent	2018	2017	Amount	Percent
SUMMARY OF OPERATIONS
Net interest income (TE)	$726	$673	$53	7.9%	$2,129	$1,978	$151	7.6%
Noninterest income	268	272	(4)	(1.5)	820	856	(36)	(4.2)
Total revenue (TE)	994	945	49	5.2	2,949	2,834	115	4.1
Provision for credit losses	43	59	(16)	(27.1)	128	152	(24)	(15.8)
Noninterest expense	635	626	9	1.4	1,928	1,876	52	2.8
Income (loss) before income taxes (TE)	316	260	56	21.5	893	806	87	10.8
Allocated income taxes and TE adjustments	75	97	(22)	(22.7)	212	300	(88)	(29.3)
Net income (loss) attributable to Key	$241	$163	$78	47.9%	$681	$506	$175	34.6%
AVERAGE BALANCES
Loans and leases	$47,862	$47,614	$248.5%		$47,844	$47,396	$448.9%
Total assets	51,740	51,642	98.2		51,739	51,361	378.7
Deposits	82,259	79,563	2,696	3.4	81,053	79,439	1,614	2.0
Assets under management at period end	$40,575	$38,660	$1,915	5.0%	$40,575	$38,660	$1,915	5.0%

ADDITIONAL KEY COMMUNITY BANK DATA

	Three months ended September 30,		Change		Nine months ended September 30,		Change
dollars in millions	2018	2017	Amount	Percent	2018	2017	Amount	Percent
NONINTEREST INCOME
Trust and investment services income	$90	$85	$5	5.9%	$271	$253	$18	7.1%
Services charges on deposit accounts	72	78	(6)	(7.7)	226	230	(4)	(1.7)
Cards and payments income	59	65	(6)	(9.2)	170	180	(10)	(5.6)
Other noninterest income	47	44	3	6.8	153	193	(40)	(20.7)
Total noninterest income	$268	$272	$(4)	(1.5)%	$820	$856	$(36)	(4.2)%
AVERAGE DEPOSITS OUTSTANDING
NOW and money market deposit accounts	$45,967	$44,481	$1,486	3.3	$45,129	$44,795	$334.7%
Savings deposits	4,923	5,165	(242)	(4.7)%	5,019	5,242	(223)	(4.3)
Certificates of deposits ($100,000 or more)	5,608	4,195	1,413	33.7	5,269	4,031	1,238	30.7
Other time deposits	5,019	4,657	362	7.8	4,937	4,663	274	5.9
Noninterest-bearing deposits	20,742	21,065	(323)	(1.5)	20,699	20,708	(9)	—
Total deposits	$82,259	$79,563	$2,696	3.4%	$81,053	$79,439	$1,614	2.0%
HOME EQUITY LOANS
Average balance	$11,317	$12,182
Combined weighted-average loan-to-value ratio (at date of origination)	70%	69%
Percent first lien positions	60	60
OTHER DATA
Branches	1,166	1,208
Automated teller machines	1,518	1,588

Key Corporate Bank summary of operations

As shown in Figure 13, Key Corporate Bank recorded net income attributable to Key of $199 million for the third quarter of 2018, compared to $190 million for the same period one year ago.

TE net interest income decreased in the third quarter of 2018 compared to the third quarter of 2017. This decline is primarily related to $7 million of lower purchase accounting accretion, as well as loan spread compression. Average loans and leases increased from the year-ago quarter driven by broad-based growth in commercial and industrial loans. Average deposit balances decreased from the year-ago quarter driven by the managed exit of higher cost corporate and public sector deposits offsetting growth in core deposits.

The provision for credit losses increased compared to the third quarter of 2017, mostly due to higher net loan charge-offs.

Noninterest income was up from the prior year. Investment banking and debt placement fees increased related to the acquisition of Cain Brothers and organic growth. Operating lease income and other leasing gains increased due to higher volumes, as well as lease residual losses in the year-ago period. These increases were slightly offset by lower trust and investment services income as well as declines in both mortgage fees due to lower transactional fees and corporate services income due to lower derivatives income.

Noninterest expense increased from the third quarter of 2017. The increase from the prior year was largely related to acquisitions and investments made throughout the year driving increases in personnel expense and intangible amortization, as well as higher operating lease expense, driven by increased volume.

Figure 13. Key Corporate Bank

	Three months ended September 30,		Change		Nine months ended September 30,		Change
dollars in millions	2018	2017	Amount	Percent	2018	2017	Amount	Percent
SUMMARY OF OPERATIONS
Net interest income (TE)	$273	$292	$(19)	(6.5)%	$822	$909	$(87)	(9.6)%
Noninterest income	301	269	32	11.9	852	827	25	3.0
Total revenue (TE)	574	561	13	2.3	1,674	1,736	(62)	(3.6)
Provision for credit losses	20	(11)	31	N/M	62	26	36	138.5
Noninterest expense	316	303	13	4.3	953	902	51	5.7
Income (loss) before income taxes (TE)	238	269	(31)	(11.5)	659	808	(149)	(18.4)
Allocated income taxes and TE adjustments	39	79	(40)	(50.6)	85	213	(128)	(60.1)
Net income (loss) attributable to Key	$199	$190	$9	4.7%	$574	$595	$(21)	(3.5)%
AVERAGE BALANCES
Loans and leases	$39,714	$38,021	$1,693	4.5%	$39,232	$37,804	$1,428	3.8%
Loans held for sale	1,042	1,521	(479)	(31.5)	1,152	1,208	(56)	(4.6)
Total assets	46,860	45,257	1,603	3.5	46,544	44,506	2,038	4.6
Deposits	21,056	21,559	(503)	(2.3)%	20,977	21,237	(260)	(1.2)%

ADDITIONAL KEY CORPORATE BANK DATA

	Three months ended September 30,		Change		Nine months ended September 30,		Change
dollars in millions	2018	2017	Amount	Percent	2018	2017	Amount	Percent
NONINTEREST INCOME
Trust and investment services income	$27	$34	$(7)	(20.6)%	$85	$106	$(21)	(19.8)%
Investment banking and debt placement fees	162	137	25	18.2	456	395	61	15.4
Operating lease income and other leasing gains	34	13	21	161.5	51	56	(5)	(8.9)

Corporate services income	37	40	(3)	(7.5)	124	116	8	6.9
Service charges on deposit accounts	13	13	—	—	39	37	2	5.4
Cards and payments income	10	10	—	—	32	29	3	10.3
Payments and services income	60	63	(3)	(4.8)	195	182	13	7.1

Mortgage servicing fees	15	18	(3)	(16.7)	51	47	4	8.5
Other noninterest income	3	4	(1)	(25.0)	14	41	(27)	(65.9)
Total noninterest income	$301	$269	$32	11.9%	$852	$827	$25	3.0%

Other Segments

Other Segments consist of Corporate Treasury, Key’s Principal Investing unit, and various exit portfolios. Other Segments generated net income attributable to Key of $22 million for the third quarter of 2018, compared to $21 million for the same period last year.

Financial Condition

Loans and loans held for sale

Figure 14. Breakdown of Loans at September 30, 2018

(a)	Other consumer loans include Consumer direct loans, Credit cards, and Consumer indirect loans. See Note 3 (“Loan Portfolio”) Item 1. Financial Statements of this report.

At September 30, 2018, total loans outstanding from continuing operations were $89.3 billion, compared to $86.4 billion at December 31, 2017. For more information on balance sheet carrying value, see Note 1 (“Summary of Significant Accounting Policies”) under the headings “Loans” and “Loans Held for Sale” on page 100 of our 2017 Form 10-K.

Commercial loan portfolio

Commercial loans outstanding were $66.0 billion at September 30, 2018, an increase of $3.2 billion, or 5.2%, compared to December 31, 2017, primarily driven by an increase in commercial and industrial loans. Figure 15 provides our commercial loan portfolios by industry classification at September 30, 2018, and December 31, 2017.

Figure 15. Commercial Loans by Industry

September 30, 2018	Commercial and industrial	Commercial real estate	Commercial lease financing	Total commercial loans	Percent of total
dollars in millions
Industry classification:
Agriculture	$1,022	$174	$119	$1,315	2.0%
Automotive	1,943	452	46	2,441	3.7
Business products	1,527	122	35	1,684	2.6
Business services	2,791	139	223	3,153	4.8
Chemicals	930	39	57	1,026	1.6
Commercial real estate	5,868	10,985	20	16,873	25.6
Construction materials and contractors	1,757	216	199	2,172	3.3
Consumer discretionary	3,805	534	485	4,824	7.3
Consumer services	3,252	779	212	4,243	6.4
Equipment	1,609	96	81	1,786	2.7
Finance	5,182	610	349	6,141	9.3
Healthcare	3,129	1,951	375	5,455	8.3
Materials manufacturing and mining	1,077	53	38	1,168	1.8
Oil and gas	1,647	42	59	1,748	2.6
Public exposure	2,670	47	992	3,709	5.6
Technology	930	26	66	1,022	1.5
Transportation	1,388	210	801	2,399	3.6
Utilities	3,912	4	313	4,229	6.4
Other	584	—	—	584.9
Total	$45,023	$16,479	$4,470	$65,972	100.0%

December 31, 2017	Commercial and industrial	Commercial real estate	Commercial lease financing	Total commercial loans	Percent of total
dollars in millions
Industry classification:
Agriculture	$995	$188	$142	$1,325	2.1%
Automotive	2,156	473	73	2,702	4.3
Business products	1,395	132	36	1,563	2.5
Business services	2,735	159	237	3,131	5.0
Chemicals	856	48	63	967	1.5
Commercial real estate	5,731	10,600	23	16,354	26.1
Construction materials and contractors	1,635	243	161	2,039	3.3
Consumer discretionary	3,642	584	546	4,772	7.6
Consumer services	2,907	800	263	3,970	6.3
Equipment	1,496	134	89	1,719	2.7
Finance	3,999	49	341	4,389	7.0
Healthcare	3,236	2,224	390	5,850	9.3
Materials manufacturing and mining	1,156	46	38	1,240	2.0
Oil and gas	1,163	30	60	1,253	2.0
Public exposure	2,796	52	1,054	3,902	6.2
Technology	961	24	80	1,065	1.7
Transportation	1,435	245	890	2,570	4.1
Utilities	3,075	10	340	3,425	5.5
Other	490	7	—	497.8
Total	$41,859	$16,048	$4,826	$62,733	100.0%

Commercial and industrial. Commercial and industrial loans are the largest component of our loan portfolio, representing 50% of our total loan portfolio at September 30, 2018, and 48% at December 31, 2017. This portfolio is approximately 83% variable rate and consists of loans originated in both Key Corporate Bank and Key Community Bank to large corporate, middle market, and small business clients.

Commercial and industrial loans totaled $45.0 billion at September 30, 2018, an increase of $3.2 billion, or 7.6%, compared to December 31, 2017. The growth was broad-based and spread across most industry categories, including increased lending in the finance, utilities, and oil and gas industries, which, combined, accounted for approximately 79% of the growth at September 30, 2018.

Commercial real estate loans. Our commercial real estate portfolio includes both mortgage and construction loans, and is originated through two primary sources: our 15-state banking franchise, and KeyBank
Real Estate Capital, a national line of business that cultivates relationships with owners of commercial real estate located both within and beyond the branch system. Approximately 70% of our average commercial real estate loans are generated by our KeyBank Real Estate Capital line of business. Nonowner-occupied properties, generally properties for which at least 50% of the debt service is provided by rental income from nonaffiliated third parties, represented 81% of total commercial real estate loans outstanding at September 30, 2018. Construction loans, which provide a stream of funding for properties not fully leased at origination to support debt service payments over the term of the contract or project, represented 11% of commercial real estate loans at period end.

At September 30, 2018, commercial real estate loans totaled $16.5 billion, which includes $1.8 billion of construction loans. Compared to December 31, 2017, this portfolio increased $431 million, or 2.7%. We continue to focus primarily on owners of completed and stabilized commercial real estate in accordance with our relationship strategy.

As shown in Figure 16, our commercial real estate loan portfolio includes various property types and geographic locations of the underlying collateral. These loans include commercial mortgage and construction loans in both Key
Community Bank and Key Corporate Bank.

Figure 16. Commercial Real Estate Loans

	Geographic Region							Total	Percent of Total	Construction	Commercial Mortgage
dollars in millions	West	Southwest	Central	Midwest	Southeast	Northeast	National
September 30, 2018
Nonowner-occupied:
Retail properties	$130	$95	$117	$191	$186	$723	$352	$1,794	10.9%	$125	$1,669
Multifamily properties	441	335	892	516	1,082	1,861	840	5,967	36.2	1,212	4,755
Health facilities	53	—	55	107	189	792	448	1,644	10.0	9	1,635
Office buildings	249	7	125	115	160	946	121	1,723	10.4	107	1,616
Warehouses	87	33	16	41	62	291	131	661	4.0	56	605
Manufacturing facilities	24	—	19	40	25	61	64	233	1.4	16	217
Hotels/Motels	95	—	19	—	6	225	30	375	2.3	—	375
Residential properties	1	—	—	3	20	159	—	183	1.1	72	111
Land and development	22	4	5	2	1	58	—	92.6		70	22
Other	96	—	47	102	3	372	18	638	3.9	12	626
Total nonowner-occupied	1,198	474	1,295	1,117	1,734	5,488	2,004	13,310	80.8	1,679	11,631
Owner-occupied	858	24	266	504	69	1,448	—	3,169	19.2	84	3,085
Total	$2,056	$498	$1,561	$1,621	$1,803	$6,936	$2,004	16,479	100.0%	$1,763	$14,716
December 31, 2017
Total	$2,071	$387	$1,320	$1,730	$1,939	$7,758	$843	$16,048		$1,960	$14,088
September 30, 2018
Nonowner-occupied:
Nonperforming loans	—	—	—	$1	$9	$10	$62	$82	N/M	—	$82
Accruing loans past due 90 days or more	—	—	—	3	—	16	—	19	N/M	$6	13
Accruing loans past due 30 through 89 days	$7	$—	$1	8	11	50	—	77	N/M	35	42

West –	Alaska, California, Hawaii, Idaho, Montana, Oregon, Washington, and Wyoming
Southwest –	Arizona, Nevada, and New Mexico
Central –	Arkansas, Colorado, Oklahoma, Texas, and Utah
Midwest –	Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, and Wisconsin
Southeast –	Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, Washington D.C., and West Virginia
Northeast –	Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, and Vermont
National –	Accounts in three or more regions

Consumer loan portfolio

Consumer loans outstanding decreased by $376 million, or 1.6%, from December 31, 2017, driven by continued declines in the home equity loan portfolio, largely the result of paydowns on home equity lines of credit, partly offset by growth in indirect auto lending.

The home equity portfolio is comprised of loans originated by our Key Community Bank within our 15-state footprint and is the largest segment of our consumer loan portfolio, representing 49% of consumer loans outstanding at September 30, 2018.

As shown in Figure 12, we held the first lien position for approximately 60% of the Key Community Bank home equity portfolio at both September 30, 2018, and September 30, 2017. For loans with real estate collateral, we track borrower performance monthly. Regardless of the lien position, credit metrics are refreshed quarterly, including recent FICO scores as well as updated loan-to-value ratios. This information is used in establishing the ALLL. Our methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” beginning on page 102 of our 2017 Form 10-K.

Figure 17. Consumer Loans by State

September 30, 2018	Real estate — residential mortgage	Home equity loans	Consumer direct loans	Credit cards	Consumer indirect loans	Total
State
New York	$1,140	$2,949	$399	$396	$745	$5,629
Ohio	461	1,568	389	242	451	3,111
Washington	700	1,745	227	101	11	2,784
Pennsylvania	280	746	79	48	261	1,414
California	49	28	13	4	42	136
Colorado	248	516	78	34	2	878
Connecticut	1,124	424	26	22	147	1,743
Texas	1	16	9	3	19	48
Oregon	357	909	82	45	3	1,396
Massachusetts	263	50	21	5	336	675
Other	874	2,386	484	197	1,538	5,479
Total	$5,497	$11,339	$1,807	$1,098	$3,555	$23,296

December 31, 2017
Total	$5,483	$12,028	$1,794	$1,106	$3,261	$23,672

Loan sales

As shown in Figure 18, during the first nine months of 2018, we sold $8.3 billion of loans. Sales of loans classified as held for sale generated net gains of $130 million in the first nine months of 2018.

Figure 18 summarizes our loan sales for the first nine months of 2018 and all of 2017.

Figure 18. Loans Sold (Including Loans Held for Sale)

in millions	Commercial	Commercial Real Estate	Commercial Lease Financing	Residential Real Estate	Total
2018
Third quarter	$45	$2,161	$52	$302	$2,560
Second quarter	253	2,266	144	308	2,971
First quarter	141	2,251	66	284	2,742
Total	$439	$6,678	$262	$894	$8,273
2017
Fourth quarter	$88	$3,394	$81	$275	$3,838
Third quarter	337	2,534	93	279	3,243
Second quarter	205	2,097	14	230	2,546
First quarter	49	2,011	83	194	2,337
Total	$679	$10,036	$271	$978	$11,964

Figure 19 shows loans that are either administered or serviced by us, but not recorded on the balance sheet; this includes loans that were sold.

Figure 19. Loans Administered or Serviced

in millions	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Commercial real estate loans	$270,771	$256,062	$246,089	$238,718	$224,361
Residential mortgage	5,046	4,893	4,585	4,582	4,458
Education loans	804	845	888	932	974
Commercial lease financing	892	915	873	862	856
Commercial loans	534	518	498	488	458
Total	$278,047	$263,233	$252,933	$245,582	$231,107

In the event of default by a borrower, we are subject to recourse with respect to approximately $3.8 billion of the $278.0 billion of loans administered or serviced at September 30, 2018. Additional information about this recourse arrangement is included in Note 15 (“Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with FNMA.”

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

Securities

Our securities portfolio totaled $30.2 billion at September 30, 2018, compared to $30.0 billion at December 31, 2017. Available-for-sale securities were $18.3 billion at September 30, 2018, compared to $18.1 billion at December 31, 2017. Held-to-maturity securities were $11.9 billion at September 30, 2018, and $11.8 billion at December 31, 2017.

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

Figure 20. Mortgage-Backed Securities by Issuer

in millions	September 30, 2018	December 31, 2017
FHLMC	$5,820	$5,897
FNMA	10,781	10,328
GNMA	13,425	13,543
Total (a)	$30,026	$29,768

(a)	Includes securities held in the available-for-sale and held-to-maturity portfolios.

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

Figure 21. Securities Available for Sale

dollars in millions	U.S. Treasury, Agencies, and Corporations	States and Political Subdivisions	Agency Residential Collateralized Mortgage Obligations (a)	Agency Residential Mortgage-backed Securities (a)	Agency Commercial Mortgage-backed Securities (a)	Other Securities	Total	Weighted-Average Yield (b)
September 30, 2018
Remaining maturity:
One year or less	—	$3	$77	$13	—	—	$93	3.32%
After one through five years	$143	4	8,465	1,177	$2,037	$20	11,846	2.30
After five through ten years	1	—	5,650	460	279	—	6,390	2.40
After ten years	1	—	—	11	—	—	12	3.06
Fair value	$145	$7	$14,192	$1,661	$2,316	$20	$18,341	—
Amortized cost	150	7	14,804	1,708	2,439	17	19,125	2.34%
Weighted-average yield (b)	1.78%	5.30%	2.31%	2.41%	2.53%	—	2.34%	—
Weighted-average maturity	3.6 years	1.4 years	4.8 years	4.2 years	4.1 years	1.5 years	4.6 years	—
December 31, 2017
Fair value	$157	$9	$14,660	$1,439	$1,854	$20	$18,139	—
Amortized cost	159	9	14,985	1,456	1,920	17	18,546	2.09%

(a)	Maturity is based upon expected average lives rather than contractual terms.

(b)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a TE basis using the statutory federal income tax rate in effect that calendar year.

Held-to-maturity securities

Federal agency CMOs and mortgage-backed securities constitute essentially all of our held-to-maturity securities. The remaining balance is comprised of foreign bonds. Figure 22 shows the composition, yields, and remaining maturities of these securities.

Figure 22. Held-to-Maturity Securities

dollars in millions	Agency Residential Collateralized Mortgage Obligations (a)	Agency Residential Mortgage-backed Securities (a)	Agency Commercial Mortgage-backed Securities (a)	Other Securities	Total	Weighted-Average Yield (b)
September 30, 2018
Remaining maturity:
One year or less	$25	—	—	$6	$31	2.32%
After one through five years	4,104	—	$2,071	6	6,181	2.36
After five through ten years	3,201	$508	1,948	—	5,657	2.45
After ten years	—	—	—	—	—	—
Amortized cost	$7,330	$508	$4,019	$12	$11,869	2.40%
Fair value	6,930	486	3,833	12	11,261	—
Weighted-average yield	2.10%	2.68%	2.91%	2.85%	2.40%	—
Weighted-average maturity	4.8 years	6.2 years	6.2 years	1.2 years	5.3 years	—
December 31, 2017
Amortized cost	$8,055	$574	$3,186	$15	$11,830	2.27%
Fair value	7,831	571	3,148	15	11,565	—

(a)	Maturity is based upon expected average lives rather than contractual terms.

(b)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a TE basis using the statutory federal income tax rate in effect that calendar year.

Deposits and other sources of funds

Figure 23. Breakdown of Deposits at September 30, 2018
Deposits are our primary source of funding. At September 30, 2018, our deposits totaled $105.8 billion, an increase of $545 million compared to December 31, 2017. The increase reflects strength in our retail banking franchise and growth from commercial relationships, as well as clients shifting to higher-yielding deposit products.

Wholesale funds, consisting of short-term borrowings and long-term debt, totaled $15.8 billion at September 30, 2018, compared to $15.3 billion at December 31, 2017. The increase in wholesale funds from December 31, 2017, reflects an increase in short-term borrowings driven by commercial lending.

Capital

The objective of capital management is to maintain capital levels consistent with our risk appetite and of a sufficient amount to operate under a wide range of economic conditions. We have identified three primary uses of capital:

1. Investing in our businesses, supporting our clients, and loan growth;
2. Maintaining or increasing our Common Share dividend; and

3. Returning capital in the form of Common Share repurchases to our shareholders.

The following sections discuss certain ways we have deployed our capital. For further information, see the Consolidated Statements of Changes in Equity and Note 17 (“Shareholders' Equity”).
Dividends

Consistent with our 2018 capital plan, we paid a quarterly dividend of $.17 per Common Share for the third quarter of 2018. We made a payment of $12.50 per depositary share on the depositary shares related to our Series D Preferred Stock during the third quarter of 2018, for a total of $7 million. We made a payment of $.382813 per depositary share on the depositary shares related to our Series E Preferred Stock during the third quarter of 2018, for a total of $7 million.

Further information regarding the capital planning process and CCAR is included under the heading “Capital planning and stress testing” in the “Supervision and Regulation” section beginning on page 12 of our 2017 Form 10-K.

Common shares outstanding

Our Common Shares are traded on the NYSE under the symbol KEY with 34,865 holders of record at September 30, 2018. Our book value per Common Share was $13.33 based on 1.034 billion shares outstanding at September 30, 2018, compared to $13.09 per Common Share based on 1.069 billion shares outstanding at December 31, 2017. At September 30, 2018, our tangible book value per Common Share was $10.59, compared to $10.35 per Common Share at December 31, 2017.

Figure 24 shows activities that caused the change in outstanding common shares over the past five quarters.

Figure 24. Changes in Common Shares Outstanding

	2018			2017
in thousands	Third	Second	First	Fourth	Third
Shares outstanding at beginning of period	1,058,944	1,064,939	1,069,084	1,079,039	1,092,739
Open market repurchases and return of shares under employee compensation plans	(25,418)	(6,259)	(9,399)	(10,617)	(15,298)
Shares issued under employee compensation plans (net of cancellations)	761	264	5,254	662	1,598
Shares outstanding at end of period	1,034,287	1,058,944	1,064,939	1,069,084	1,079,039

As shown above, Common Shares outstanding decreased by 24.7 million shares during the third quarter of 2018. This decrease was primarily due to common share repurchases under our 2018 capital plan.

At September 30, 2018, we had 222.4 million treasury shares, compared to 187.6 million treasury shares at December 31, 2017. Going forward we expect to reissue treasury shares as needed in connection with stock-based compensation awards and for other corporate purposes.

Information on repurchases of Common Shares by KeyCorp is included in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this report.

Preferred stock

On July 30, 2018, we issued $425 million of depositary shares, each representing a 1/40th ownership interest in a share of our Fixed Rate Perpetual Noncumulative Series F Preferred Stock. For more information on our preferred stock, see Note 17 (“Shareholders' Equity”).

Capital adequacy

Capital adequacy is an important indicator of financial stability and performance. All of our capital ratios remained in excess of regulatory requirements at September 30, 2018. Our capital and liquidity levels are intended to position us to weather an adverse operating environment while continuing to serve our clients’ needs, as well as to meet the Regulatory Capital Rules described in the “Supervision and regulation” section of Item 2 of this report. Our shareholders’ equity to assets ratio was 10.96% at September 30, 2018, compared to 10.91% at December 31, 2017. Our tangible common equity to tangible assets ratio was 8.05% at September 30, 2018, compared to 8.23% at December 31, 2017. The minimum capital and leverage ratios under the Regulatory Capital Rules together with the estimated ratios of KeyCorp at September 30, 2018, calculated on a fully phased-in basis, are set forth under the heading “Basel III” in the “Supervision and regulation — Regulatory capital requirements” section in Item 2 of this report.

Figure 25 represents the details of our regulatory capital positions at September 30, 2018, and December 31, 2017, under the Regulatory Capital Rules. Information regarding the regulatory capital ratios of KeyCorp’s banking subsidiaries is presented annually, in Note 24 (“Shareholders' Equity”) beginning on page 182 of our 2017 Form 10-K.

Figure 25. Capital Components and Risk-Weighted Assets

	dollars in millions	September 30, 2018	December 31, 2017
COMMON EQUITY TIER 1
Key shareholders’ equity (GAAP)		$15,208	$15,023
Less:	Preferred Stock (a)	1,421	1,009
	Common Equity Tier 1 capital before adjustments and deductions	13,787	14,014
Less:	Goodwill, net of deferred taxes	2,460	2,495
	Intangible assets, net of deferred taxes	267	266
	Deferred tax assets	27	2
	Net unrealized gains (losses) on available-for-sale securities, net of deferred taxes	(599)	(311)
	Accumulated gains (losses) on cash flow hedges, net of deferred taxes	(220)	(122)
	Amounts in AOCI attributed to pension and postretirement benefit costs, net of deferred taxes	(383)	(391)
	Total Common Equity Tier 1 capital	$12,235	$12,075
TIER 1 CAPITAL
Common Equity Tier 1		$12,235	$12,075
Additional Tier 1 capital instruments and related surplus		1,421	1,009
Less:	Deductions	—	1
	Total Tier 1 capital	13,656	13,083
TIER 2 CAPITAL
Tier 2 capital instruments and related surplus		1,344	1,310
Allowance for losses on loans and liability for losses on lending-related commitments (b)		962	952
Less:	Deductions	—	—
	Total Tier 2 capital	2,306	2,262
	Total risk-based capital	$15,962	$15,345
RISK-WEIGHTED ASSETS
Risk-weighted assets on balance sheet		$98,200	$94,735
Risk-weighted off-balance sheet exposure		23,725	23,058
Market risk-equivalent assets		983	1,019
Gross risk-weighted assets		122,908	118,812
Less:	Excess allowance for loan and lease losses	—	—
	Net risk-weighted assets	$122,908	$118,812
AVERAGE QUARTERLY TOTAL ASSETS		$136,201	$134,484
CAPITAL RATIOS
Tier 1 risk-based capital		11.11%	11.01%
Total risk-based capital		12.99	12.92
Leverage (c)		10.03	9.73
Common Equity Tier 1		9.95	10.16

(a)	Net of capital surplus.

(b)
The ALLL included in Tier 2 capital is limited by regulation to 1.25% of the institution’s standardized total risk-weighted assets (excluding its standardized market risk-weighted assets). The ALLL includes $14 million and $16 million of allowance classified as “discontinued assets” on the balance sheet at September 30, 2018, and December 31, 2017, respectively.

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

Trading market risk

Key incurs market risk as a result of trading activities that are used in support of client facilitation and hedging activities, principally within our investment banking and capital markets businesses. Key has exposures to a wide range of risk factors including interest rates, equity prices, foreign exchange rates, credit spreads, and commodity prices, as well as the associated implied volatilities and spreads.  Our primary market risk exposures are a result of trading and hedging activities in the derivative, fixed income, and foreign exchange markets, including securitization exposures. At September 30, 2018, we did not have any re-securitization positions.  We maintain modest trading inventories to facilitate customer flow, make markets in securities, and hedge certain risks including but not limited to credit risk and interest rate risk. The risks associated with these activities are mitigated in accordance with the Market Risk hedging policy.  The majority of our positions are traded in active markets.

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

We use a historical simulation VaR model to measure the potential adverse effect of changes in interest rates, foreign exchange rates, equity prices, and credit spreads on the fair value of our covered positions and other non-covered positions. We analyze market risk by portfolios and do not separately measure and monitor our portfolios by risk type. VaR is calculated using daily observations over a one-year time horizon and approximates a 95% confidence level.  Statistically, this means that we would expect to incur losses greater than VaR, on average, five out of 100 trading days, or three to four times each quarter.  We also calculate VaR and stressed VaR at a 99% confidence level. For more information regarding our VaR model, its governance and assumptions, see ”Market Risk Management” on page 68 of our 2017 Form 10-K.

Actual losses for the total covered positions did not exceed aggregate daily VaR on any day during the quarters ended September 30, 2018, and September 30, 2017. The MRM backtests our VaR model on a daily basis to evaluate its predictive power. The test compares VaR model results at the 99% confidence level to daily held profit and loss. Results of backtesting are provided to the MRC. Backtesting exceptions occur when trading losses exceed VaR. We do not engage in correlation trading, or utilize the internal model approach for measuring default and credit migration risk. Our net VaR approach incorporates diversification, but our VaR calculation does not include the impact of counterparty risk and our own credit spreads on derivatives.

The aggregate VaR at the 99% confidence level with a one day holding period for all covered positions was $.8 million at September 30, 2018, and $.6 million at September 30, 2017. Figure 26 summarizes our VaR at the 99% confidence level with a one day holding period for significant portfolios of covered positions for the three months ended September 30, 2018, and September 30, 2017.

Figure 26. VaR for Significant Portfolios of Covered Positions

	2018				2017
	Three months ended September 30,				Three months ended September 30,
in millions	High	Low	Mean	September 30,	High	Low	Mean	September 30,
Trading account assets:
Fixed income	$.9	$.4	$.7	$.4	$1.0	$.3	$.6	$.3
Derivatives:
Interest rate	$.2	.1	$.1	$.1	$.2	$.1	$.1	$.1

Stressed VaR is calculated by running the portfolios through a predetermined stress period which is approved by the MRC and is calculated at the 99% confidence level using the same model and assumptions used for general VaR. The aggregate stressed VaR for all covered positions was $5.9 million at September 30, 2018, and $2.9 million at September 30, 2017. Figure 27 summarizes our stressed VaR at the 99% confidence level with a one day holding period for significant portfolios of covered positions for the three months ended September 30, 2018, and September 30, 2017.

Figure 27. Stressed VaR for Significant Portfolios of Covered Positions

	2018				2017
	Three months ended September 30,				Three months ended September 30,
in millions	High	Low	Mean	September 30,	High	Low	Mean	September 30,
Trading account assets:
Fixed income	$4.9	$2.7	$4.0	$4.2	$4.0	$1.9	$2.5	$1.9
Derivatives:
Interest rate	$.7	$.3	$.4	$.7	$.4	$.1	$.2	$.4

Internal capital adequacy assessment. Market risk is a component of our internal capital adequacy assessment. Our risk-weighted assets include a market risk-equivalent asset amount, which consists of a VaR component, stressed VaR component, a de minimis exposure amount, and a specific risk add-on including the securitization positions. The aggregate market value of the securitization positions as defined by the Market Risk Rule was $27 million at September 30, 2018, all of which were nonagency mortgage-backed securities positions. Specific risk is the price risk of individual financial instruments, which is not accounted for by changes in broad market risk factors and is measured through a standardized approach. Market risk weighted assets, including the specific risk calculations, are run quarterly by the MRM in accordance with the Market Risk Rule, and approved by the Chief Market Risk Officer.

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

Interest rate risk positions are influenced by a number of factors, including the balance sheet positioning that arises out of customer preferences for loan and deposit products, economic conditions, the competitive environment within our markets, changes in market interest rates that affect client activity, and our hedging, investing, funding, and capital positions. The primary components of interest rate risk exposure consist of reprice risk, basis risk, yield curve risk, and option risk.

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

Figure 28 presents the results of the simulation analysis at September 30, 2018, and September 30, 2017. At September 30, 2018, our simulated impact to changes in interest rates was modestly asset-sensitive. In September 2018, the Federal Reserve increased the range for the Federal Funds Target Rate, which led to an increase in the magnitude of the declining rate scenario to 200 basis points. Tolerance levels for risk management require the development of remediation plans to maintain residual risk within tolerance if simulation modeling demonstrates that a gradual, parallel 200 basis point increase or 200 basis point decrease in interest rates over the next 12 months would adversely affect net interest income over the same period by more than 5.5%.

Figure 28. Simulated Change in Net Interest Income

	September 30, 2018		September 30, 2017
Basis point change assumption (short-term rates)	-200	+200	-125	+200
Tolerance level	-5.50%	-5.50%	-5.50%	-5.50%
Interest rate risk assessment	-5.25%	2.95%	-5.24%	1.07%

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

The results of additional assessments indicate that net interest income could increase or decrease from the base simulation results presented in Figure 28. Net interest income is highly dependent on the timing, magnitude, frequency, and path of interest rate changes and the associated assumptions for deposit repricing relationships, lending spreads, and the balance behavior of transaction accounts. If fixed rate assets increase by $1 billion, or fixed rate liabilities decrease by $1 billion, then the benefit to rising rates would decrease by approximately 25 basis points. If the interest-bearing liquid deposit beta assumption increases or decreases by 5% (e.g. 50% to 55%), then the benefit to rising rates would change by approximately 85 basis points.

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

Economic value of equity modeling. EVE complements net interest income simulation analysis as it estimates risk exposure beyond 12-, 24-, and 36-month horizons. EVE modeling measures the extent to which the economic values of assets, liabilities and off-balance sheet instruments may change in response to fluctuations in interest rates. EVE is calculated by subjecting the balance sheet to an immediate 200 basis point increase or decrease in interest rates, measuring the resulting change in the values of assets, liabilities, and off-balance sheet instruments, and comparing those amounts with the base case of the current interest rate environment.  This analysis is highly dependent upon assumptions applied to assets and liabilities with non-contractual maturities. Those assumptions are based on historical behaviors, as well as our expectations. We develop remediation plans that would maintain residual risk within tolerance if this analysis indicates that our EVE will decrease by more than 15% in response to an immediate increase or decrease in interest rates. We are operating within these guidelines as of September 30, 2018.

Management of interest rate exposure. We use the results of our various interest rate risk analyses to formulate A/LM strategies to achieve the desired risk profile while managing to our objectives for capital adequacy and liquidity risk exposures. Specifically, we manage interest rate risk positions by purchasing securities, issuing term debt with floating or fixed interest rates, and using derivatives. We predominantly use interest rate swaps and options, which modify the interest rate characteristics of certain assets and liabilities. During the three months ended September 30, 2018, we terminated $5.2 billion of swaps that were scheduled to mature in 2019 and invested in interest rate floor contracts to enhance our asset sensitivity position and maintain our moderate risk profile.

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

Figure 29. Portfolio Swaps by Interest Rate Risk Management Strategy

	September 30, 2018
				Weighted-Average			December 31, 2017
dollars in millions	Notional Amount	Fair Value		Maturity (Years)	Receive Rate	Pay Rate	Notional Amount	Fair Value
Receive fixed/pay variable — conventional A/LM (a)	$12,345	$(217)		2.4	2.0%	2.1%	$16,425	$(126)
Receive fixed/pay variable — conventional debt	10,141	(145)		3.0	1.9	2.2	9,691	(9)
Floors — conventional A/LM (b)	4,760	—		1.0	—	—	—	—
Pay fixed/receive variable — conventional debt	50	(2)		9.8	2.3	3.6	50	(6)
Total portfolio swaps	$27,296	$(364)	(c)	2.4	1.6%	1.8%	$26,166	$(141)	(c)

(a)	Portfolio swaps designated as A/LM are used to manage interest rate risk tied to both assets and liabilities.

(b)	Conventional A/LM floors do not have a stated receive rate or pay rate and are given a strike price on the option.

(c)	Excludes accrued interest of $404 million and $176 million at September 30, 2018, and December 31, 2017, respectively.

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

Our credit ratings at September 30, 2018, are shown in Figure 30. We believe these credit ratings, under normal conditions in the capital markets, would enable KeyCorp or KeyBank to issue fixed income securities to investors.

Figure 30. Credit Ratings

September 30, 2018	Short-Term Borrowings	Long-Term Deposits	Senior Long-Term Debt	Subordinated Long-Term Debt	Capital Securities	Preferred Stock
KEYCORP (THE PARENT COMPANY)
Standard & Poor’s	A-2	N/A	BBB+	BBB	BB+	BB+
Moody’s	P-2	N/A	Baa1	Baa1	Baa2	Baa3
Fitch Ratings, Inc.	F1	N/A	A-	BBB+	BB+	BB
DBRS, Inc.	R-1 (low)	N/A	A (low)	BBB (high)	BBB (high)	BBB (low)

KEYBANK
Standard & Poor’s	A-2	N/A	A-	BBB+	N/A	N/A
Moody’s	P-2	Aa3	A3	Baa1	N/A	N/A
Fitch Ratings, Inc.	F1	A	A-	BBB+	N/A	N/A
DBRS, Inc.	R-1 (low)	A	A	A (low)	N/A	N/A

Sources of liquidity

Our primary source of funding for KeyBank is retail and commercial deposits. As of September 30, 2018, our loan-to-deposit ratio was 87%. In addition, we also have access to various sources of wholesale funding, maintain a portfolio of liquid assets, and have borrowing capacity at the FHLB and Federal Reserve Bank of Cleveland. Our liquid asset portfolio at September 30, 2018, totaled $23.5 billion, consisting of $21.3 billion of unpledged securities, $217 million of securities available for secured funding at the FHLB, and $2.0 billion of net balances of federal funds sold and balances in our Federal Reserve account. Additionally, as of September 30, 2018, our unused borrowing capacity secured by loan collateral was $26.0 billion at the Federal Reserve Bank of Cleveland and $7.2 billion at the FHLB. During the third quarter of 2018, our outstanding FHLB advances increased as $30 million of term advances were added.

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

At September 30, 2018, KeyCorp held $3.1 billion in cash, which we projected to be sufficient to meet our projected obligations, including the repayment of our maturing debt obligations for the periods prescribed by our risk tolerance.

Typically, KeyCorp meets its liquidity requirements through regular dividends from KeyBank. During the third quarter of 2018, KeyBank paid $400 million in dividends to KeyCorp. As of September 30, 2018, KeyBank had regulatory capacity to pay $1.3 billion in dividends to KeyCorp without prior regulatory approval.

Our liquidity position and recent activity

Over the past quarter, our liquid asset portfolio, which includes overnight and short-term investments, as well as unencumbered, high quality liquid securities held as protection against a range of potential liquidity stress scenarios, has decreased as a result of lower balances held at the Federal Reserve. The liquid asset portfolio continues to exceed the amount that we estimate would be necessary to manage through an adverse liquidity event by providing sufficient time to develop and execute a longer-term solution.

We generate cash flows from operations and from investing and financing activities. We have approximately $157 million of cash, cash equivalents, and short-term investments in international tax jurisdictions as of September 30, 2018. As we consider alternative long-term strategic and liquidity plans, opportunities to repatriate these amounts would result in approximately $2 million in taxes to be paid. We have included the appropriate amount as a deferred tax liability at September 30, 2018.

The Consolidated Statements of Cash Flows summarize our sources and uses of cash by type of activity for the nine-month periods ended September 30, 2018, and September 30, 2017.

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

Credit policy, approval, and evaluation

We manage credit risk exposure through a multifaceted program. The Credit Risk Committee approves management credit policies and recommends for approval significant credit policies to the appropriate Board committee or to the Board. These policies are communicated throughout the organization to foster a consistent approach to granting credit. There have been no significant changes in our Credit Risk Management practices as described under the heading “Credit risk management” beginning on page 76 of our 2017 Form 10-K.

Allowance for loan and lease losses

We estimate the appropriate level of the ALLL on at least a quarterly basis. The methodology used is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” beginning on page 102 of our 2017 Form 10-K. Briefly, our allowance applies incurred loss rates to existing loans with similar risk characteristics. We exercise judgment to assess any adjustment to the incurred loss rates for the impact of factors such as changes in economic conditions, lending policies including underwriting standards, and the level of credit risk associated with specific industries and markets. The ALLL at September 30, 2018, represents our best estimate of the incurred credit losses inherent in the loan portfolio at that date. For more information about impaired loans, see Note 4 (“Asset Quality”).

As shown in Figure 31, our ALLL from continuing operations increased by $10 million, or 1.1%, from December 31, 2017. Our commercial ALLL increased by $19 million, or 2.6%, from December 31, 2017, primarily because of loan growth in the commercial and industrial loan portfolio, as well as credit quality migration. Our consumer ALLL decreased by $9 million, or 6.3%, from December 31, 2017, primarily due to continued improvement in credit quality metrics and modest decreases in the portfolio.

Figure 31. Allocation of the Allowance for Loan Lease Losses

	September 30, 2018			December 31, 2017
dollars in millions	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans
Commercial and industrial	$543	61.2%	50.4%	$529	60.3%	48.4%
Commercial real estate:
Commercial mortgage	143	16.1	16.5	133	15.2	16.3
Construction	31	3.5	2.0	30	3.4	2.3
Total commercial real estate loans	174	19.6	18.5	163	18.6	18.6
Commercial lease financing	37	4.2	5.0	43	4.9	5.6
Total commercial loans	754	85.0	73.9	735	83.8	72.6
Real estate — residential mortgage	9	1.0	6.2	7.8		6.3
Home equity loans	34	3.8	12.7	43	4.9	13.9
Consumer direct loans	26	2.9	2.0	28	3.2	2.1
Credit cards	45	5.1	1.2	44	5.0	1.3
Consumer indirect loans	19	2.2	4.0	20	2.3	3.8
Total consumer loans	133	15.0	26.1	142	16.2	27.4
Total loans (a)	$887	100.0%	100.0%	$877	100.0%	100.0%

(a)	Excludes allocations of the ALLL related to the discontinued operations of the education lending business in the amount of $14 million at September 30, 2018, and $16 million at December 31, 2017.

Net loan charge-offs

Figure 32 shows the trend in our net loan charge-offs by loan type, while the composition of loan charge-offs and recoveries by type of loan is presented in Figure 33.

Over the past 12 months, net loan charge-offs increased $28 million. This increase includes a large recovery that occurred in the third quarter of 2017.

Figure 32. Net Loan Charge-offs from Continuing Operations (a)

	2018			2017
dollars in millions	Third	Second	First	Fourth	Third
Commercial and industrial	$33	$32	$31	$24	$4
Real estate — Commercial mortgage	5	1	1	1	5
Real estate — Construction	—	—	(1)	—	2
Commercial lease financing	1	4	—	4	(2)
Total commercial loans	39	37	31	29	9
Real estate — Residential mortgage	—	—	1	1	(1)
Home equity loans	1	3	1	4	2
Consumer direct loans	9	7	6	6	7
Credit cards	8	10	11	9	10
Consumer indirect loans	3	3	4	3	5
Total consumer loans	21	23	23	23	23
Total net loan charge-offs	$60	$60	$54	$52	$32
Net loan charge-offs to average loans	.27%	.27%	.25%	.24%	.15%
Net loan charge-offs from discontinued operations — education lending business	$3	$2	$2	$4	$8

(a)	Credit amounts indicate that recoveries exceeded charge-offs.

Figure 33. Summary of Loan and Lease Loss Experience from Continuing Operations

	Three months ended September 30,		Nine months ended September 30,
dollars in millions	2018	2017	2018	2017
Average loans outstanding	$88,467	$86,814	$88,018	$86,485
Allowance for loan and lease losses at beginning of period	$887	$870	$877	$858
Loans charged off:
Commercial and industrial	38	29	114	101
Real estate — commercial mortgage	6	6	9	9
Real estate — construction	—	2	—	2
Commercial lease financing	4	1	9	9
Total commercial loans	48	38	132	121
Real estate — residential mortgage	2	—	3	2
Home equity loans	4	6	14	23
Consumer direct loans	10	8	27	26
Credit cards	10	11	34	34
Consumer indirect loans	7	8	22	24
Total consumer loans	33	33	100	109
Total loans charged off	81	71	232	230
Recoveries:
Commercial and industrial	5	25	18	32
Real estate — commercial mortgage	1	1	2	1
Real estate — construction	—	—	1	1
Commercial lease financing	3	3	4	5
Total commercial loans	9	29	25	39
Real estate — residential mortgage	2	1	2	4
Home equity loans	3	4	9	12
Consumer direct loans	1	1	5	4
Credit cards	2	1	5	4
Consumer indirect loans	4	3	12	11
Total consumer loans	12	10	33	35
Total recoveries	21	39	58	74
Net loan charge-offs	(60)	(32)	(174)	(156)
Provision (credit) for loan and lease losses	60	42	184	178
Allowance for loan and lease losses at end of period	$887	$880	$887	$880
Liability for credit losses on lending-related commitments at beginning of period	$58	$48	$57	$55
Provision (credit) for losses on lending-related commitments	2	9	3	2
Liability for credit losses on lending-related commitments at end of period (a)	$60	$57	$60	$57
Total allowance for credit losses at end of period	$947	$937	$947	$937
Net loan charge-offs to average total loans	.27%	.15%	.26%	.24%
Allowance for loan and lease losses to period-end loans	.99	1.02	.99	1.02
Allowance for credit losses to period-end loans	1.06	1.08	1.06	1.08
Allowance for loan and lease losses to nonperforming loans	137.5	170.2	137.5	170.2
Allowance for credit losses to nonperforming loans	146.8	181.2	146.8	181.2

Discontinued operations — education lending business:
Loans charged off	$4	$10	$11	$20
Recoveries	1	2	4	6
Net loan charge-offs	$(3)	$(8)	$(7)	$(14)

(a)	Included in “accrued expense and other liabilities” on the balance sheet.

Nonperforming assets

Figure 34 shows the composition of our nonperforming assets. As shown in Figure 34, nonperforming assets at September 30, 2018, increased $140 million from December 31, 2017. This increase was largely driven by several credits that were not concentrated in a particular industry or geography. Overall, our credit quality trends remain benign. For a summary of our nonaccrual and charge-off policies, see Note 1 (“Summary of Significant Accounting Policies”) under the headings “Nonperforming Loans,” “Impaired Loans,” and “Allowance for Loan and Lease Losses” beginning on page 101 of our 2017 Form 10-K.

Figure 34. Summary of Nonperforming Assets and Past Due Loans from Continuing Operations

dollars in millions	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Commercial and industrial	$227	$178	$189	$153	$169
Real estate — commercial mortgage	98	42	33	30	30
Real estate — construction	2	2	2	2	2
Total commercial real estate loans (a)	100	44	35	32	32
Commercial lease financing	10	21	5	6	11
Total commercial loans (b)	337	243	229	191	212
Real estate — residential mortgage	62	55	59	58	57
Home equity loans	221	222	229	229	227
Consumer direct loans	4	4	4	4	3
Credit cards	2	2	2	2	2
Consumer indirect loans	19	19	18	19	16
Total consumer loans	308	302	312	312	305
Total nonperforming loans (c)	645	545	541	503	517
OREO	28	26	28	31	39
Other nonperforming assets	1	—	—	—	—
Total nonperforming assets (c)	$674	$571	$569	$534	$556
Accruing loans past due 90 days or more	$87	$103	$82	$89	$86
Accruing loans past due 30 through 89 days	368	429	305	359	329
Restructured loans — accruing and nonaccruing (d)	366	347	317	317	315
Restructured loans included in nonperforming loans (d)	211	184	179	189	187
Nonperforming assets from discontinued operations — education lending business	6	6	6	7	8
Nonperforming loans to period-end portfolio loans (c)	.72%	.62%	.61%	.58%	.60%
Nonperforming assets to period-end portfolio loans plus OREO and other nonperforming assets (c)	.75	.65%	.65%	.62%	.64%

(a)	See Figure 16 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial real estate loan portfolio.

(b)	See Figure 15 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial loan portfolio.

(c)
Nonperforming loan balances exclude $606 million, $629 million, $690 million, $738 million, and $783 million of PCI loans at September 30, 2018, June 30, 2018, March 31, 2018, December 31, 2017, and September 30, 2017, respectively.

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

Figure 35 shows the types of activity that caused the change in our nonperforming loan balance during each of the last five quarters.

Figure 35. Summary of Changes in Nonperforming Loans from Continuing Operations

	2018			2017
in millions	Third	Second	First	Fourth	Third
Balance at beginning of period	$545	$541	$503	$517	$507
Loans placed on nonaccrual status	263	175	182	137	181
Charge-offs	(81)	(78)	(70)	(67)	(71)
Loans sold	—	(1)	—	—	(1)
Payments	(57)	(33)	(29)	(52)	(32)
Transfers to OREO	(5)	(5)	(4)	(8)	(10)
Loans returned to accrual status	(20)	(54)	(41)	(24)	(57)
Balance at end of period (a)	$645	$545	$541	$503	$517

(a)
Nonperforming loan balances exclude $606 million, $629 million, $690 million, $738 million, and $783 million of PCI loans at September 30, 2018, June 30, 2018, March 31, 2018, December 31, 2017, and September 30, 2017, respectively.

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

The Operational Risk Management Program provides the framework for the structure, governance, roles, and responsibilities, as well as the content, to manage operational risk for Key. The Compliance Risk Committee serves the same function in managing compliance risk for Key. The Operational Risk Committee supports the ERM Committee by identifying early warning events and trends, escalating emerging risks, and discussing forward-looking assessments. The Operational Risk Committee includes attendees from each of the Three Lines of Defense. Primary responsibility for managing and monitoring internal control mechanisms lies with the managers of our various lines of business. The Operational Risk Committee and Compliance Risk Committee are senior management committees that oversee our level of operational and compliance risk and direct and support our operational and compliance infrastructure and related activities. These committees and the Operational Risk Management and Compliance functions are an integral part of our ERM Program. Our Risk Review function regularly assesses the overall effectiveness of our Operational Risk Management and Compliance Programs and our system of internal controls. Risk Review reports the results of reviews on internal controls and systems to senior management and the Risk and Audit Committees and independently supports the Risk Committee’s oversight of these controls.

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

During the first nine months of 2018, we did not significantly alter the manner in which we applied our critical accounting policies or developed related assumptions and estimates.

Accounting and Reporting Developments

Accounting Guidance Pending Adoption at September 30, 2018

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

The guidance should be adopted using a modified retrospective approach. However, entities may choose to measure and present the changes at the beginning of the earliest period presented, or to reflect the changes as of the adoption date.

The implementation team has substantially completed the identification of leases for adoption of the standard including the evaluation of service contracts for embedded leases. Ongoing implementation efforts include the consideration of available practical expedients, development of new lease accounting policies, and deployment of a new lease software solution. Additionally, in conjunction with the implementation, Key is reviewing business processes and evaluating potential changes to the control environment.

Key’s adoption of this guidance on January 1, 2019, will result in an increase in right-of-use assets and associated lease liabilities arising from operating leases in which Key is the lessee on our Consolidated Balance Sheet. Key will utilize the adoption date transition method and record a cumulative effect adjustment to retained earnings on January 1, 2019. Therefore, right of use assets, lease liabilities, and other changes as a result of adoption will not be reflected in comparable periods presented prior to that date. The amount of the right-of-use assets and associated lease liabilities recorded at adoption will be primarily based on the present value of unpaid future minimum lease payments, the amount of which will reflect the population of leases in effect at the date of adoption. Key’s minimum future rental payments under noncancelable operating leases at December 31, 2017 were $962 million (refer to Note 22 (“Commitments, Contingent Liabilities, and Guarantees”) in our 2017 Form 10-K). Based on the lease portfolio at that time, Key would anticipate a balance sheet impact upon adoption in the range of $850 million to $950 million. Key expects the impact on January 1, 2019, to be consistent with this estimate, subject to changes to Key’s lease portfolio and the applicable discount rates at adoption. The evaluation and review of leases and service contracts will continue through the adoption date as Key enters into new agreements and as lease portfolios change.

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

This new guidance will affect the accounting for our loans, debt securities held to maturity and available for sale, and liabilities for credit losses on unfunded lending related commitments as well as purchased financial assets with a more-than insignificant amount of credit deterioration since origination.

Key has formed cross-functional implementation working groups comprised of teams throughout Key, including finance, credit, and modeling. The implementation team has developed a detailed project plan, identified and documented certain key policy decisions, and determined modeling techniques and technology solutions to meet the requirements of the new guidance. Education sessions on the substantial changes caused by the standard are ongoing. Significant progress has been made on the identification of required data, development and validation of models, establishment of macroeconomic forecasting methodologies and approaches, including the reasonable and supportable period, and documentation of accounting policy decisions. Additionally, a software tool is being implemented to execute models in a controlled, automated environment. A CECL parallel production is expected to be run during 2019.

Key expects that the new guidance will generally result in an increase in its allowance for credit losses for loans, unfunded lending-related commitments, and purchased financial assets with credit deterioration, as it will cover credit losses over the full remaining expected life of loans and commitments and will consider future changes in macroeconomic conditions. Since the magnitude of the anticipated increase in the allowance for credit losses will be impacted by economic conditions and trends in the Company’s portfolio at the time of adoption and the implementation and testing of forecasting methodologies, the quantitative impact cannot yet be reasonably estimated. While we are still assessing the new standard, the adoption of this guidance is not anticipated to have a material impact on the available-for-sale debt securities or held-to-maturity securities measured at amortized cost.

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

The guidance should be implemented using a prospective approach.
The adoption of this accounting guidance is not expected to have a material effect on our financial condition or results of operations.

Standard	Required Adoption	Description	Effect on Financial Statements or Other Significant Matters
ASU 2018-14, Changes to the Disclosure Requirements for Defined Benefit Plans	January 1, 2020 Early adoption is permitted
The ASU amends the disclosure requirements for sponsors of defined benefit plans. Entities are required to provide new disclosures, including the weighted-average interest crediting rate for cash balance plans and explanations for the significant gains and losses related to changes in the benefit obligation for the period. Certain existing disclosure requirements are eliminated.
                                                                         The guidance should be adopted using a retrospective approach.
The adoption of this standard will not result in significant changes to Key’s disclosures and there will be no effect to our financial condition or results of operations.
ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract	January 1, 2020 Early adoption is permitted
The ASU amends ASC Topic 350-40 to align the accounting for costs incurred in a cloud computing arrangement with the guidance on developing internal use software. Specifically, if a cloud computing arrangement is deemed to be a service contract, certain implementation costs are eligible for capitalization. The new guidance prescribes the balance sheet and income statement presentation and cash flow classification for the capitalized costs and related amortization expense. It also requires additional quantitative and qualitative disclosures.

The guidance may be adopted prospectively or retrospectively.
Key is evaluating the impact of the adoption of this accounting guidance on its financial statements and related disclosures.

European Sovereign and Nonsovereign Debt Exposures

Our total European sovereign and Nonsovereign debt exposure is presented in Figure 36.

Figure 36. European Sovereign and Nonsovereign Debt Exposures

September 30, 2018	Short-and Long- Term Commercial Total (a)	Foreign Exchange and Derivatives with Collateral (b)	Net Exposure
in millions
France:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	$(2)	$(2)
Nonsovereign non-financial institutions	$2	—	2
Total	2	(2)	—
Germany:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	—	—
Nonsovereign non-financial institutions	19	—	19
Total	19	—	19
Italy:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	—	—
Nonsovereign non-financial institutions	4	—	4
Total	4	—	4
Luxembourg:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	—	—
Nonsovereign non-financial institutions	8	—	8
Total	8	—	8
Spain:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	—	—
Nonsovereign non-financial institutions	1	—	1
Total	1	—	1
Switzerland:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	(1)	(1)
Nonsovereign non-financial institutions	56	—	56
Total	56	(1)	55
United Kingdom:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	142	142
Nonsovereign non-financial institutions	29	—	29
Total	29	142	171
Other Europe: (c)
Sovereigns	—	—	—
Nonsovereign financial institutions	—	—	—
Nonsovereign non-financial institutions	—	—	—
Total	—	—	—
Total Europe:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	139	139
Nonsovereign non-financial institutions	119	—	119
Total	$119	$139	$258

(a)	Represents our outstanding leases.

(b)
Represents contracts to hedge our balance sheet asset and liability needs, and to accommodate our clients’ trading and/or hedging needs. Our derivative mark-to-market exposures are calculated and reported on a daily basis. These exposures are largely covered by cash or highly marketable securities collateral with daily collateral calls.

(c)
Other Europe consists of the following countries: Austria, Belarus, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Finland, Greece, Hungary, Iceland, Ireland, Lithuania, Luxembourg, Malta, Norway, Poland, Portugal, Romania, Russia, Slovakia, Slovenia, Sweden, and Ukraine. 100% of our current exposure in Other Europe is in Austria.

Our credit risk exposure is largely concentrated in developed countries with emerging market exposure essentially limited to commercial facilities; these exposures are actively monitored by management. We do not have at-risk exposures in the rest of the world.

Item 1. Financial Statements

Consolidated Balance Sheets

in millions, except per share data	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Cash and due from banks	$319	$671
Short-term investments	2,272	4,447
Trading account assets	958	836
Securities available for sale	18,341	18,139
Held-to-maturity securities (fair value: $11,261 and $11,565)	11,869	11,830
Other investments	681	726
Loans, net of unearned income of $674 and $736	89,268	86,405
Less: Allowance for loan and lease losses	(887)	(877)
Net loans	88,381	85,528
Loans held for sale (a)	1,618	1,107
Premises and equipment	891	930
Operating lease assets	930	821
Goodwill	2,516	2,538
Other intangible assets	338	416
Corporate-owned life insurance	4,156	4,132
Accrued income and other assets	4,378	4,237
Discontinued assets	1,157	1,340
Total assets	$138,805	$137,698
LIABILITIES
Deposits in domestic offices:
NOW and money market deposit accounts	$57,219	$53,627
Savings deposits	4,948	6,296
Certificates of deposit ($100,000 or more)	8,453	6,849
Other time deposits	5,130	4,798
Total interest-bearing deposits	75,750	71,570
Noninterest-bearing deposits	30,030	33,665
Total deposits	105,780	105,235
Federal funds purchased and securities sold under repurchase agreements	1,285	377
Bank notes and other short-term borrowings	637	634
Accrued expense and other liabilities	2,044	2,094
Long-term debt	13,849	14,333
Total liabilities	123,595	122,673
EQUITY
Preferred stock	1,450	1,025
Common Shares, $1 par value; authorized 1,400,000,000 shares; issued 1,256,702,081, and 1,256,702,081 shares	1,257	1,257
Capital surplus	6,315	6,335
Retained earnings	11,262	10,335
Treasury stock, at cost (222,414,857 and 187,617,832 shares)	(3,910)	(3,150)
Accumulated other comprehensive income (loss)	(1,166)	(779)
Key shareholders’ equity	15,208	15,023
Noncontrolling interests	2	2
Total equity	15,210	15,025
Total liabilities and equity	$138,805	$137,698

(a)	Total loans held for sale include real estate — residential mortgage loans held for sale at fair value of $87 million at September 30, 2018, and $71 million at December 31, 2017.
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Income

dollars in millions, except per share amounts	Three months ended September 30,		Nine months ended September 30,
(Unaudited)	2018	2017	2018	2017
INTEREST INCOME
Loans	$1,025	$928	$2,965	$2,753
Loans held for sale	12	17	40	39
Securities available for sale	102	91	294	276
Held-to-maturity securities	72	55	213	161
Trading account assets	7	7	21	21
Short-term investments	15	6	31	14
Other investments	6	5	17	12
Total interest income	1,239	1,109	3,581	3,276
INTEREST EXPENSE
Deposits	140	72	343	196
Federal funds purchased and securities sold under repurchase agreements	1	—	10	1
Bank notes and other short-term borrowings	4	3	17	12
Long-term debt	108	86	302	228
Total interest expense	253	161	672	437
NET INTEREST INCOME	986	948	2,909	2,839
Provision for credit losses	62	51	187	180
Net interest income after provision for credit losses	924	897	2,722	2,659
NONINTEREST INCOME
Trust and investment services income	117	135	378	404
Investment banking and debt placement fees	166	141	464	403
Service charges on deposit accounts	85	91	265	268
Operating lease income and other leasing gains	35	16	61	69
Corporate services income	52	54	175	163
Cards and payments income	69	75	202	210
Corporate-owned life insurance income	34	31	98	94
Consumer mortgage income	9	7	23	19
Mortgage servicing fees	19	21	61	54
Other income (a)	23	21	143	138
Total noninterest income	609	592	1,870	1,822
NONINTEREST EXPENSE
Personnel	553	559	1,733	1,669
Net occupancy	76	74	233	239
Computer processing	52	56	155	171
Business services and professional fees	43	49	135	140
Equipment	27	29	79	83
Operating lease expense	31	24	88	64
Marketing	26	34	77	85
FDIC assessment	21	21	63	62
Intangible asset amortization	23	25	77	69
OREO expense, net	3	3	5	8
Other expense	109	118	318	410
Total noninterest expense	964	992	2,963	3,000
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	569	497	1,629	1,481
Income taxes	87	134	252	386
INCOME (LOSS) FROM CONTINUING OPERATIONS	482	363	1,377	1,095
Income (loss) from discontinued operations	—	1	5	6
NET INCOME (LOSS)	482	364	1,382	1,101
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	1
NET INCOME (LOSS) ATTRIBUTABLE TO KEY	$482	$364	$1,382	$1,100
Income (loss) from continuing operations attributable to Key common shareholders	$468	$349	$1,334	$1,038
Net income (loss) attributable to Key common shareholders	468	350	1,339	1,044
Per Common Share:
Income (loss) from continuing operations attributable to Key common shareholders	$.45	$.32	$1.28	$.96
Income (loss) from discontinued operations, net of taxes	—	—	.01	.01
Net income (loss) attributable to Key common shareholders (b)	.45	.32	1.27	.97
Per Common Share — assuming dilution:
Income (loss) from continuing operations attributable to Key common shareholders	$.45	$.32	$1.26	$.95
Income (loss) from discontinued operations, net of taxes	—	—	.01	.01
Net income (loss) attributable to Key common shareholders (b)	.45	.32	1.26	.96
Cash dividends declared per Common Share	$.17	$.095	$.395	$.275
Weighted-average Common Shares outstanding (000)	1,036,479	1,073,390	1,048,397	1,075,296
Effect of Common Share options and other stock awards	13,497	15,451	14,419	16,359
Weighted-average Common Shares and potential Common Shares outstanding (000) (c)	1,049,976	1,088,841	1,062,816	1,091,655

(a)
For the three and nine months ended September 30, 2018, net securities gains totaled less than $1 million. For the three and nine months ended September 30, 2017, net securities gains totaled $1 million. For the three and nine months ended September 30, 2018, and September 30, 2017, we did not have any impairment losses related to securities.

(b)	EPS may not foot due to rounding.

(c)	Assumes conversion of Common Share options and other stock awards and/or convertible preferred stock, as applicable.
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Comprehensive Income

in millions	Three months ended September 30,		Nine months ended September 30,
(Unaudited)	2018	2017	2018	2017
Net income (loss)	$482	$364	$1,382	$1,101
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale, net of income taxes of ($22), $0, ($89), and $24	(72)	—	(288)	40
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of ($5), ($6), ($29), and ($16)	(12)	(10)	(92)	(27)
Foreign currency translation adjustments, net of income taxes of $0, $4, $3, and $8	1	7	(15)	14
Net pension and postretirement benefit costs, net of income taxes of $1, $1, $3, and $4	2	3	8	8
Total other comprehensive income (loss), net of tax	(81)	—	(387)	35
Comprehensive income (loss)	401	364	995	1,136
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	1
Comprehensive income (loss) attributable to Key	$401	$364	$995	$1,135

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Changes in Equity

	Key Shareholders’ Equity
dollars in millions, except per share amounts (Unaudited)	Preferred Shares Outstanding (000)	Common Shares Outstanding (000)	Preferred Stock	Common Shares	Capital Surplus	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
BALANCE AT DECEMBER 31, 2017	521	1,069,084	$1,025	$1,257	$6,335	$10,335	$(3,150)	$(779)	$2
Cumulative effect from changes in accounting principle (a)						(2)
Other reclassification of AOCI						5
Net income (loss)						1,382			—
Other comprehensive income (loss)								(387)
Deferred compensation					16
Cash dividends declared
Common Shares ($.395 per share)						(415)
Series D Preferred Stock ($37.50 per depositary share)						(20)
Series E Preferred Stock ($1.148439 per depositary share)						(23)
Issuance of Series F Preferred Stock	425		425		(13)
Open market Common Share repurchases		(38,806)					(820)
Employee equity compensation program Common Share repurchases		(2,271)					(47)
Common Shares reissued (returned) for stock options and other employee benefit plans		6,280			(23)		107
BALANCE AT SEPTEMBER 30, 2018	946	1,034,287	$1,450	$1,257	$6,315	$11,262	$(3,910)	$(1,166)	$2

BALANCE AT JUNE 30, 2018	521	1,058,944	1,025	1,257	6,315	10,970	(3,382)	(1,085)	2
Net income (loss)						482			—
Other comprehensive income (loss)								(81)
Deferred compensation					4
Cash dividends declared
Common Shares ($.17 per share)						(176)
Series D Preferred Stock ($12.50 per depositary share)						(7)
Series E Preferred Stock ($.382813 per depositary share)						(7)
Issuance of Series F Preferred Stock	425		425		(13)
Open market Common Share repurchases		(25,368)					(541)
Employee equity compensation program Common Share repurchases		(50)					(1)
Common Shares reissued (returned) for stock options and other employee benefit plans		761			9		14
Net contribution from (distribution to) noncontrolling interests									—
BALANCE AT SEPTEMBER 30, 2018	946	1,034,287	$1,450	$1,257	$6,315	$11,262	$(3,910)	$(1,166)	$2

(a)	Includes the impact of implementing ASU 2014-09, ASU 2016-01, and ASU 2017-12.
See Notes to Consolidated Financial Statements (Unaudited).
Consolidated Statements of Changes in Equity

	Key Shareholders’ Equity
dollars in millions, except per share amounts (Unaudited)	Preferred Shares Outstanding (000)	Common Shares Outstanding (000)	Preferred Stock	Common Shares	Capital Surplus	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
BALANCE AT DECEMBER 31, 2016	17,421	1,079,314	$1,665	$1,257	$6,385	$9,378	$(2,904)	$(541)	$—
Net income (loss)						1,100			1
Other comprehensive income (loss)								35
Deferred compensation					11
Cash dividends declared
Common Shares ($.275 per share)						(296)
Series A Preferred Stock ($1.9375 per share)						(6)
Series C Preferred Stock ($.539063 per share)						(7)
Series D Preferred Stock ($37.50 per depositary share)						(20)
Series E Preferred Stock ($1.161199 per depositary share)						(24)
Open market Common Share repurchases		(25,564)					(466)
Employee equity compensation program Common Share repurchases		(3,479)					(65)
Series A Preferred Stock exchanged for Common Shares	(2,900)	20,568	(290)		(49)		338
Redemption of Series C Preferred Stock	(14,000)		(350)
Common Shares reissued (returned) for stock options and other employee benefit plans		8,200			(37)		135
BALANCE AT SEPTEMBER 30, 2017	521	1,079,039	$1,025	$1,257	$6,310	$10,125	$(2,962)	$(506)	$1

BALANCE AT JUNE 30, 2017	521	1,092,739	$1,025	$1,257	$6,310	$9,878	$(2,711)	$(506)	$2
Net income (loss)						364			—
Other comprehensive income (loss):								$—
Deferred compensation					4
Cash dividends declared
Common Shares ($.095 per share)						(102)
Series D Preferred Stock ($12.50 per depositary share)						(7)
Series E Preferred Stock ($.382813 per depositary share)						(8)
Open market Common Share repurchases		(14,962)					(270)
Employee equity compensation program Common Share repurchases		(336)					(6)
Common shares reissued (returned) for stock options and other employee benefit plans		1,598			(4)		25
Net contribution from (distribution to) noncontrolling interests									(1)
BALANCE AT SEPTEMBER 30, 2017	521	1,079,039	$1,025	$1,257	$6,310	$10,125	$(2,962)	$(506)	$1

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows

in millions	Nine months ended September 30,
(Unaudited)	2018	2017
OPERATING ACTIVITIES
Net income (loss)	$1,382	$1,101
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for credit losses	187	180
Depreciation and amortization expense, net	290	301
Accretion of acquired loans	69	171
Increase in cash surrender value of corporate-owned life insurance	(84)	(85)
Stock-based compensation expense	78	74
FDIC reimbursement (payments), net of FDIC expense	2	(2)
Deferred income taxes (benefit)	103	134
Proceeds from sales of loans held for sale	8,234	8,109
Originations of loans held for sale, net of repayments	(8,631)	(8,287)
Net losses (gains) on sales of loans held for sale	(130)	(111)
Net losses (gains) and writedown on OREO	(2)	3
Net losses (gains) on leased equipment	(34)	2
Net securities losses (gains)	—	(1)
Net losses (gains) on sales of fixed assets	8	16
Net decrease (increase) in trading account assets	(122)	84
Gain on sale of KIBS	(83)	—
Other operating activities, net	(473)	(610)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	794	1,079
INVESTING ACTIVITIES
Cash received (used) in acquisitions, net of cash acquired	—	(74)
Proceeds from sale of KIBS	124	—
Net decrease (increase) in short-term investments, excluding acquisitions	2,175	(1,218)
Purchases of securities available for sale	(3,058)	(2,725)
Proceeds from sales of securities available for sale	—	914
Proceeds from prepayments and maturities of securities available for sale	2,456	3,038
Proceeds from prepayments and maturities of held-to-maturity securities	1,206	1,350
Purchases of held-to-maturity securities	(1,242)	(1,395)
Purchases of other investments	(21)	(78)
Proceeds from sales of other investments	36	99
Proceeds from prepayments and maturities of other investments	37	2
Net decrease (increase) in loans, excluding acquisitions, sales and transfers	(3,249)	(896)
Proceeds from sales of portfolio loans	143	129
Proceeds from corporate-owned life insurance	60	40
Purchases of premises, equipment, and software	(73)	(56)
Proceeds from sales of premises and equipment	1	—
Proceeds from sales of OREO	22	37
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,383)	(833)
FINANCING ACTIVITIES
Net increase (decrease) in deposits, excluding acquisitions	545	(641)
Net increase (decrease) in short-term borrowings	911	(1,322)
Net proceeds from issuance of long-term debt	1,802	2,850
Payments on long-term debt	(2,127)	(43)
Issuance of preferred shares	412	—
Open market Common Share repurchases	(820)	(466)
Employee equity compensation program Common Share repurchases	(47)	(65)
Redemption of Preferred Stock Series C	—	(350)
Net proceeds from reissuance of Common Shares	19	29
Cash dividends paid	(458)	(353)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	237	(361)
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	(352)	(115)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	671	677
CASH AND DUE FROM BANKS AT END OF PERIOD	$319	$562
Additional disclosures relative to cash flows:
Interest paid	$632	$442
Income taxes paid (refunded)	22	3
Noncash items:
Reduction of secured borrowing and related collateral	$18	33
Loans transferred to portfolio from held for sale	21	93
Loans transferred to held for sale from portfolio	7	41
Loans transferred to OREO	19	29

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
ASU 2018-13, Fair Value Measurement: Disclosure Framework
September 30, 2018 (removed disclosures only)

An entity is permitted to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date

The ASU amends disclosure requirements related to fair value measurements. Specifically, entities are no longer required to disclose transfers between Level 1 and Level 2 of the fair value hierarchy, or qualitatively disclose the valuation process for Level 3 fair value measurements. The updated guidance requires disclosure of the changes in unrealized gains and losses for the period included in Other Comprehensive Income for recurring Level 3 fair value measurements. Entities also will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements.

The additional provisions of the guidance should be adopted prospectively, while the eliminated requirements should be adopted retrospectively.

Key has early adopted the disclosures no longer required by the guidance as of September 30, 2018, and anticipates early adopting the additional provisions of the standard in the first quarter of 2019. The adoption of this standard will not result in significant changes to Key’s disclosures and there will be no effect to our financial condition or results of operations.

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

As a result of adopting ASC 606, we changed the timing of recognition for revenues related to insurance commissions, securities underwriting, and deposit account maintenance fees, however, those changes did not have a material impact on our consolidated financial statements, results of operations, equity, or cash flows as of the adoption date or for the nine months ended September 30, 2018.

The presentation of underwriting costs and reimbursed out-of-pocket expenses related to underwriting and M&A advisory services was changed from net to gross within the income statement as Key acts as the principal in the transactions. Securities underwriting revenue is recorded within "investment banking and debt placement fees" and underwriting costs and reimbursed out-of-pocket expenses within "other expense" on the income statement. Additionally, because Key acts as an agent, certain credit and debit card reward costs and certain card network costs were changed from a gross presentation to net within "cards and payment income" on the income statement. Credit and debit card reward costs and card network costs were recorded as "other expense" on the income statement in prior periods. These changes in presentation did not have a material impact on our consolidated financial statements for the nine months ended September 30, 2018.

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

On January 1, 2018, we adopted this ASU using a modified retrospective basis. Accordingly, our financial statements for the quarter ended September 30, 2018, include an immaterial cumulative-effect adjustment to decrease opening retained earnings to reflect the application of the new guidance as of January 1, 2018. The primary impact to Key at adoption was the election to measure the change in fair value of hedged items in fair value hedges on the basis of the benchmark interest rate component of contractual coupon cash flows. This change has resulted in a reduction of hedge ineffectiveness for impacted fair value hedges.

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

Our basic and diluted earnings per Common Share are calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
dollars in millions, except per share amounts	2018	2017	2018	2017
EARNINGS
Income (loss) from continuing operations	$482	$363	$1,377	$1,095
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	1
Income (loss) from continuing operations attributable to Key	482	363	1,377	1,094
Less: Dividends on Preferred Stock	14	14	43	56
Income (loss) from continuing operations attributable to Key common shareholders	468	349	1,334	1,038
Income (loss) from discontinued operations, net of taxes	—	1	5	6
Net income (loss) attributable to Key common shareholders	$468	$350	$1,339	$1,044
WEIGHTED-AVERAGE COMMON SHARES
Weighted-average Common Shares outstanding (000)	1,036,479	1,073,390	1,048,397	1,075,296
Effect of Common Share options and other stock awards	13,497	15,451	14,419	16,359
Weighted-average Common Shares and potential Common Shares outstanding (000) (a)	1,049,976	1,088,841	1,062,816	1,091,655
EARNINGS PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.45	$.32	$1.28	$.96
Income (loss) from discontinued operations, net of taxes	—	—	.01	.01
Net income (loss) attributable to Key common shareholders (b)	.45	.32	1.27	.97

Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$.45	$.32	$1.26	$.95
Income (loss) from discontinued operations, net of taxes — assuming dilution	—	—	.01	.01
Net income (loss) attributable to Key common shareholders — assuming dilution (b)	.45	.32	1.26	.96

(a)	Assumes conversion of Common Share options and other stock awards and/or convertible preferred stock, as applicable.

(b)	EPS may not foot due to rounding.

3. Loan Portfolio

in millions	September 30, 2018	December 31, 2017
Commercial and industrial (a)	$45,023	$41,859
Commercial real estate:
Commercial mortgage	14,716	14,088
Construction	1,763	1,960
Total commercial real estate loans	16,479	16,048
Commercial lease financing (b)	4,470	4,826
Total commercial loans	65,972	62,733
Residential — prime loans:
Real estate — residential mortgage	5,497	5,483
Home equity loans	11,339	12,028
Total residential — prime loans	16,836	17,511
Consumer direct loans	1,807	1,794
Credit cards	1,098	1,106
Consumer indirect loans	3,555	3,261
Total consumer loans	23,296	23,672
Total loans (c)	$89,268	$86,405

(a)	Loan balances include $129 million and $119 million of commercial credit card balances at September 30, 2018, and December 31, 2017, respectively.

(b)
Commercial lease financing includes receivables held as collateral for a secured borrowing of $12 million and $24 million at September 30, 2018, and December 31, 2017, respectively. Principal reductions are based on the cash payments received from these related receivables. Additional information pertaining to this secured borrowing is included in Note 20 (“Long-Term Debt”) beginning on page 174 of our 2017 Form 10-K.

(c)	Total loans exclude loans of $1.1 billion at September 30, 2018, and $1.3 billion at December 31, 2017, related to the discontinued operations of the education lending business.

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

Commercial Credit Exposure — Excluding PCI
Credit Risk Profile by Creditworthiness Category (a), (b)

	Commercial and industrial		RE — Commercial		RE — Construction		Commercial lease		Total
in millions	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
RATING	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Pass	$43,052	$39,833	$14,016	$13,328	$1,679	$1,894	$4,405	$4,730	$63,152	$59,785
Criticized (Accruing)	1,691	1,790	398	482	79	38	55	90	2,223	2,400
Criticized (Nonaccruing)	226	153	98	30	2	2	10	6	336	191
Total	$44,969	$41,776	$14,512	$13,840	$1,760	$1,934	$4,470	$4,826	$65,711	$62,376

(a)	Credit quality indicators are updated on an ongoing basis and reflect credit quality information as of the dates indicated.

(b)
The term criticized refers to those loans that are internally classified by Key as special mention or worse, which are asset quality categories defined by regulatory authorities. These assets have an elevated level of risk and may have a high probability of default or total loss. Pass rated refers to all loans not classified as criticized.

Consumer Credit Exposure — Excluding PCI
Non-PCI Loans by Refreshed FICO Score (a)

	Residential — Prime		Consumer direct loans		Credit cards		Consumer indirect loans		Total
in millions	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
FICO SCORE	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
750 and above	$10,040	$10,226	$551	$519	$485	$477	$1,620	$1,472	$12,696	$12,694
660 to 749	4,850	5,181	701	690	501	508	1,315	1,184	7,367	7,563
Less than 660	1,384	1,519	211	225	112	121	514	529	2,221	2,394
No Score	220	208	341	356	—	—	106	76	667	640
Total	$16,494	$17,134	$1,804	$1,790	$1,098	$1,106	$3,555	$3,261	$22,951	$23,291

(a)
Borrower FICO scores provide information about the credit quality of our consumer loan portfolio as they provide an indication as to the likelihood that a debtor will repay its debts. The scores are obtained from a nationally recognized consumer rating agency and are presented in the above table at the dates indicated.

Commercial Credit Exposure — PCI
Credit Risk Profile by Creditworthiness Category (a), (b)

	Commercial and Industrial		RE — Commercial		RE — Construction		Commercial Lease		Total
in millions	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
RATING	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Pass	$23	$41	$134	$153	$3	$26	—	—	$160	$220
Criticized	31	42	70	95	—	—	—	—	101	137
Total	$54	$83	$204	$248	$3	$26	—	—	$261	$357

(a)	Credit quality indicators are updated on an ongoing basis and reflect credit quality information as of the dates indicated.

(b)
The term “criticized” refers to those loans that are internally classified by Key as special mention or worse, which are asset quality categories defined by regulatory authorities. These assets have an elevated level of risk and may have a high probability of default or total loss. Pass rated refers to all loans not classified as criticized.

Consumer Credit Exposure — PCI
PCI Loans by Refreshed FICO Score (a)

	Residential — Prime		Consumer direct loans		Credit cards		Consumer indirect loans		Total
in millions	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
FICO SCORE	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
750 and above	$138	$149	—	—	—	—	—	—	$138	$149
660 to 749	97	117	$1	$2	—	—	—	—	98	119
Less than 660	99	105	2	2	—	—	—	—	101	107
No Score	8	6	—	—	—	—	—	—	8	6
Total	$342	$377	$3	$4	—	—	—	—	$345	$381

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

The following aging analysis of past due and current loans as of September 30, 2018, and December 31, 2017, provides further information regarding Key’s credit exposure.

Aging Analysis of Loan Portfolio (a)

September 30, 2018	Current	30-59 Days Past Due (b)	60-89 Days Past Due (b)	90 and Greater Days Past Due (b)	Non-performing Loans	Total Past Due and Non-performing Loans	Purchased Credit Impaired	Total Loans (c), (d)
in millions
LOAN TYPE
Commercial and industrial	$44,561	$74	$83	$24	$227	$408	$54	$45,023
Commercial real estate:
Commercial mortgage	14,347	24	20	23	98	165	204	14,716
Construction	1,715	20	14	9	2	45	3	1,763
Total commercial real estate loans	16,062	44	34	32	100	210	207	16,479
Commercial lease financing	4,449	9	1	1	10	21	—	4,470
Total commercial loans	$65,072	$127	$118	$57	$337	$639	$261	$65,972
Real estate — residential mortgage	$5,094	$13	$3	$2	$62	$80	$323	$5,497
Home equity loans	11,044	36	11	8	221	276	19	11,339
Consumer direct loans	1,779	9	5	7	4	25	3	1,807
Credit cards	1,075	6	5	10	2	23	—	1,098
Consumer indirect loans	3,498	29	6	3	19	57	—	3,555
Total consumer loans	$22,490	$93	$30	$30	$308	$461	$345	$23,296
Total loans	$87,562	$220	$148	$87	$645	$1,100	$606	$89,268

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

At September 30, 2018, the approximate carrying amount of our commercial nonperforming loans outstanding represented 80% of their original contractual amount owed, total nonperforming loans outstanding represented 83% of their original contractual amount owed, and nonperforming assets in total were carried at 83% of their original contractual amount owed.

Nonperforming loans and loans held for sale reduced expected interest income by $8 million and $22 million for the three and nine months ended September 30, 2018, respectively, and $6 million and $18 million for the three and nine months ended September 30, 2017, respectively.

The following tables set forth a further breakdown of individually impaired loans as of September 30, 2018, and December 31, 2017:

	September 30, 2018			December 31, 2017
	Recorded Investment (a)	Unpaid Principal Balance (b)	Specific Allowance	Recorded Investment (a)	Unpaid Principal Balance (b)	Specific Allowance
in millions
With no related allowance recorded:
Commercial and industrial	$187	$255	—	$126	$153	—
Commercial real estate:
Commercial mortgage	11	15	—	12	18	—
Total commercial real estate loans	11	15	—	12	18	—
Total commercial loans	198	270	—	138	171	—
Real estate — residential mortgage	15	22	—	17	17	—
Home equity loans	50	57	—	56	56	—
Consumer Direct	—	1	—	—	—	—
Consumer indirect loans	2	4	—	2	2	—
Total consumer loans	67	84	—	75	75	—
Total loans with no related allowance recorded	265	354	—	213	246	—
With an allowance recorded:
Commercial and industrial	45	48	$5	10	28	$6
Commercial real estate:
Commercial mortgage	65	66	11	—	—	—
Total commercial real estate loans	65	66	11	—	—	—
Total commercial loans	110	114	16	10	28	6
Real estate — residential mortgage	34	52	4	32	32	5
Home equity loans	77	84	7	61	61	9
Consumer direct loans	4	4	—	4	4	—
Credit cards	3	3	—	2	2	—
Consumer indirect loans	33	33	3	32	32	3
Total consumer loans	151	176	14	131	131	17
Total loans with an allowance recorded	261	290	30	141	159	23
Total	$526	$644	$30	$354	$405	$23

(a)
The Recorded Investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on our Consolidated Balance Sheet.

(b)	The Unpaid Principal Balance represents the customer’s legal obligation to us.

The following table sets forth a further breakdown of the average individually impaired loans reported by Key:

Average Recorded Investment (a)	Three Months Ended September 30,		Nine Months Ended September 30,
in millions	2018	2017	2018	2017
Commercial and industrial	$209	$162	$184	$221
Commercial real estate:
Commercial mortgage	48	14	44	8
Total commercial real estate loans	48	14	44	8
Total commercial loans	257	176	228	229
Real estate — residential mortgage	49	49	49	50
Home equity loans	126	118	122	121
Consumer direct loans	4	4	4	3
Credit cards	3	2	3	3
Consumer indirect loans	35	33	34	32
Total consumer loans	217	206	212	209
Total	$474	$382	$440	$438

(a)
The Recorded Investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on our Consolidated Balance Sheet.

Interest income recognized on the outstanding balances of accruing impaired loans totaled $4 million and $9 million for the three and nine months ended September 30, 2018, respectively, and $3 million and $9 million for the three and nine months ended September 30, 2017, respectively.

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

As TDRs are individually evaluated for impairment under the specific reserve methodology, subsequent defaults do not generally have a significant additional impact on the ALLL. Commitments outstanding to lend additional funds to borrowers whose loan terms have been modified in TDRs are $4 million and $2 million at September 30, 2018, and December 31, 2017, respectively.

Our loan modifications are handled on a case-by-case basis and are negotiated to achieve mutually agreeable terms that maximize loan collectability and meet the borrower’s financial needs. The consumer TDR other concession category primarily includes those borrowers’ debts that are discharged through bankruptcy and have not been formally re-affirmed. At September 30, 2018, and December 31, 2017, the recorded investment of consumer residential mortgage loans in the process of foreclosure was approximately $130 million and $142 million, respectively. At September 30, 2018, and December 31, 2017, we had $28 million and $31 million, respectively, of OREO which included the carrying value of foreclosed residential real estate of approximately $25 million and $26 million, respectively.

The following table shows the post-modification outstanding recorded investment by concession type for our commercial and consumer accruing and nonaccruing TDRs that occurred during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions	2018	2017	2018	2017
Commercial loans:
Extension of Maturity Date	$20	$7	$20	$24
Payment or Covenant Modification/Deferment	26	—	46	32
Bankruptcy Plan Modification	—	—	7	30
Total	$46	$7	$73	$86
Consumer loans:
Interest rate reduction	$4	$3	$22	$10
Other	10	8	29	21
Total	$14	$11	$51	$31
Total commercial and consumer TDRs	$60	$18	$124	$117

The following table summarizes the change in the post-modification outstanding recorded investment of our accruing and nonaccruing TDRs during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions	2018	2017	2018	2017
Balance at beginning of the period	$347	$333	$317	$280
Additions	58	20	133	134
Payments	(28)	(36)	(69)	(83)
Charge-offs	(11)	(2)	(15)	(16)
Balance at end of period (a)	$366	$315	$366	$315

A further breakdown of TDRs included in nonperforming loans by loan category for the periods indicated are as follows:

	September 30, 2018			December 31, 2017
	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
dollars in millions
LOAN TYPE
Nonperforming:
Commercial and industrial	30	$120	$101	20	$109	$86
Commercial real estate:
Commercial mortgage	6	14	10	8	16	12
Total commercial real estate loans	6	14	10	8	16	12
Total commercial loans	36	134	111	28	125	98
Real estate — residential mortgage	257	18	18	308	18	18
Home equity loans	1,233	72	66	1,025	64	57
Consumer direct loans	137	2	2	114	2	2
Credit cards	249	1	1	322	2	1
Consumer indirect loans	973	17	13	825	16	13
Total consumer loans	2,849	110	100	2,594	102	91
Total nonperforming TDRs	2,885	244	211	2,622	227	189
Prior-year accruing:(a)
Commercial and industrial	18	53	37	4	30	13
Total commercial loans	18	53	37	4	30	13
Real estate — residential mortgage	508	37	31	484	31	31
Home equity loans	1,305	77	61	1,276	75	59
Consumer direct loans	81	4	2	48	3	2
Credit cards	522	3	2	430	1	1
Consumer indirect loans	512	34	22	320	31	22
Total consumer loans	2,928	155	118	2,558	141	115
Total prior-year accruing TDRs	2,946	208	155	2,562	171	128
Total TDRs	5,831	$452	$366	5,184	$398	$317

(a)	All TDRs that were restructured prior to January 1, 2018, and January 1, 2017, and are fully accruing.

Commercial loan TDRs are considered defaulted when principal and interest payments are 90 days past due. Consumer loan TDRs are considered defaulted when principal and interest payments are more than 60 days past due. During the three months ended September 30, 2018, there were no commercial loan TDRs and 82 consumer loan TDRs with a combined recorded investment of $2 million that experienced payment defaults after modifications resulting in TDR status during 2017. During the three months ended September 30, 2017, there were no commercial loan TDRs and 45 consumer loan TDRs with a combined recorded investment of $1 million that experienced payment defaults after modifications resulting in TDR status during 2016.

During the nine months ended September 30, 2018, there were no commercial loan TDRs and 178 consumer loan TDRs with a combined recorded investment of $4 million that experienced payment defaults after modifications resulting in TDR status during 2017. During the nine months ended September 30, 2017, there were no commercial loan TDRs and 100 consumer loan TDRs with a combined recorded investment of $3 million that experienced payment defaults after modifications resulting in TDR status during 2016.

ALLL and Liability for Credit Losses on Unfunded Lending-Related Commitments

We determine the appropriate level of the ALLL on at least a quarterly basis. The methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” beginning on page 102 of our 2017 Form 10-K.

The ALLL on the acquired non-impaired loan portfolio is estimated using the same methodology as the originated portfolio, however, the estimated ALLL is compared to the remaining accretable yield to determine if an ALLL must be recorded. For PCI loans, Key estimates cash flows expected to be collected quarterly. Decreases in expected cash flows are recognized as impairment through a provision for loan and lease losses and an increase in the ALLL. There was less than $1 million of provision for loan and lease losses on PCI loans during the nine months ended September 30, 2018, and a credit of $1 million during the three months ended September 30, 2018. There was $4 million of provision for loan and lease losses on PCI loans during the nine months ended September 30, 2017, and less than $1 million of provision for loan and lease losses on PCI loans during the three months ended September 30, 2017. There was $3 million of provision for loan and lease losses on PCI loans during the twelve months ended December 31, 2017.

The ALLL at September 30, 2018, represents our best estimate of the incurred credit losses inherent in the loan portfolio at that date. The changes in the ALLL by loan category for the periods indicated are as follows:

Three months ended September 30, 2018:

in millions	June 30, 2018	Provision		Charge-offs	Recoveries	September 30, 2018
Commercial and Industrial	$542	$34		$(38)	$5	$543
Commercial real estate:
Real estate — commercial mortgage	139	9		(6)	1	143
Real estate — construction	28	3		—	—	31
Total commercial real estate loans	167	12		(6)	1	174
Commercial lease financing	40	(2)		(4)	3	37
Total commercial loans	749	44		(48)	9	754
Real estate — residential mortgage	10	(1)		(2)	2	9
Home equity loans	37	(2)		(4)	3	34
Consumer direct loans	26	9		(10)	1	26
Credit cards	46	7		(10)	2	45
Consumer indirect loans	19	3		(7)	4	19
Total consumer loans	138	16		(33)	12	133
Total ALLL — continuing operations	887	60	(a)	(81)	21	887
Discontinued operations	14	3		(4)	1	14
Total ALLL — including discontinued operations	$901	$63		$(85)	$22	$901

(a)	Excludes a provision for losses on lending-related commitments of $2 million.

Three months ended September 30, 2017:

in millions	June 30, 2017	Provision		Charge-offs	Recoveries	September 30, 2017
Commercial and Industrial	$528	$8		$(29)	$25	$532
Commercial real estate:
Real estate — commercial mortgage	144	(1)		(6)	1	138
Real estate — construction	28	3		(2)	—	29
Total commercial real estate loans	172	2		(8)	1	167
Commercial lease financing	40	1		(1)	3	43
Total commercial loans	740	11		(38)	29	742
Real estate — residential mortgage	9	(2)		—	1	8
Home equity loans	42	(1)		(6)	4	39
Consumer direct loans	25	10		(8)	1	28
Credit cards	44	10		(11)	1	44
Consumer indirect loans	10	14		(8)	3	19
Total consumer loans	130	31		(33)	10	138
Total ALLL — continuing operations	870	42	(a)	(71)	39	880
Discontinued operations	21	5		(10)	2	18
Total ALLL — including discontinued operations	$891	$47		$(81)	$41	$898

(a)	Excludes a provision for losses on lending-related commitments of $9 million.

Nine months ended September 30, 2018:

in millions	December 31, 2017	Provision		Charge-offs	Recoveries	September 30, 2018
Commercial and Industrial	529	$110		$(114)	$18	$543
Commercial real estate:
Real estate — commercial mortgage	133	17		(9)	2	143
Real estate — construction	30	—		—	1	31
Total commercial real estate loans	163	17		(9)	3	174
Commercial lease financing	43	(1)		(9)	4	37
Total commercial loans	735	126		(132)	25	754
Real estate — residential mortgage	7	3		(3)	2	9
Home equity loans	43	(4)		(14)	9	34
Consumer direct loans	28	20		(27)	5	26
Credit cards	44	30		(34)	5	45
Consumer indirect loans	20	9		(22)	12	19
Total consumer loans	142	58		(100)	33	133
Total ALLL — continuing operations	877	184	(a)	(232)	58	887
Discontinued operations	16	5		(11)	4	14
Total ALLL — including discontinued operations	$893	$189		$(243)	$62	$901

(a)	Excludes a provision for losses on lending-related commitments of $3 million.

Nine months ended September 30, 2017:

in millions	December 31, 2016	Provision		Charge-offs	Recoveries	September 30, 2017
Commercial and Industrial	$508	$93		$(101)	$32	$532
Commercial real estate:
Real estate — commercial mortgage	144	2		(9)	1	138
Real estate — construction	22	8		(2)	1	29
Total commercial real estate loans	166	10		(11)	2	167
Commercial lease financing	42	5		(9)	5	43
Total commercial loans	716	108		(121)	39	742
Real estate — residential mortgage	17	(11)		(2)	4	8
Home equity loans	54	(4)		(23)	12	39
Consumer direct loans	24	26		(26)	4	28
Credit cards	38	36		(34)	4	44
Consumer indirect loans	9	23		(24)	11	19
Total consumer loans	142	70		(109)	35	138
Total ALLL — continuing operations	858	178	(a)	(230)	74	880
Discontinued operations	24	8		(20)	6	18
Total ALLL — including discontinued operations	$882	$186		$(250)	$80	$898

(a)	Excludes a provision for losses on lending-related commitments of $2 million.

A breakdown of the individual and collective ALLL and the corresponding loan balances as of September 30, 2018, follows:

	Allowance			Outstanding
September 30, 2018	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired	Loans		Individually Evaluated for Impairment	Collectively Evaluated for Impairment		Purchased Credit Impaired
in millions
Commercial and industrial	$5	$536	$2	$45,023		$232	$44,737		$54
Commercial real estate:
Commercial mortgage	11	129	3	14,716		76	14,436		204
Construction	—	31	—	1,763		—	1,760		3
Total commercial real estate loans	11	160	3	16,479		76	16,196		207
Commercial lease financing	—	37	—	4,470		—	4,470		—
Total commercial loans	16	733	5	65,972		308	65,403		261
Real estate — residential mortgage	4	5	—	5,497		49	5,125		323
Home equity loans	7	26	1	11,339		127	11,193		19
Consumer direct loans	—	26	—	1,807		4	1,800		3
Credit cards	—	45	—	1,098		3	1,095		—
Consumer indirect loans	3	16	—	3,555		35	3,520		—
Total consumer loans	14	118	1	23,296		218	22,733		345
Total ALLL — continuing operations	30	851	6	89,268		526	88,136		606
Discontinued operations	2	12	—	1,130	(a)	22	1,108	(a)	—
Total ALLL — including discontinued operations	$32	$863	$6	$90,398		$548	$89,244		$606

(a)	Amount includes $2 million of loans carried at fair value that are excluded from ALLL consideration.

A breakdown of the individual and collective ALLL and the corresponding loan balances as of December 31, 2017, follows:

	Allowance			Outstanding
December 31, 2017	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired	Loans		Individually Evaluated for Impairment	Collectively Evaluated for Impairment		Purchased Credit Impaired
in millions
Commercial and Industrial	$6	$520	$3	$41,859		$136	$41,640		$83
Commercial real estate:
Commercial mortgage	—	131	2	14,088		12	13,828		248
Construction	—	30	—	1,960		—	1,934		26
Total commercial real estate loans	—	161	2	16,048		12	15,762		274
Commercial lease financing	—	43	—	4,826		—	4,826		—
Total commercial loans	6	724	5	62,733		148	62,228		357
Real estate — residential mortgage	5	2	—	5,483		49	5,079		355
Home equity loans	9	33	1	12,028		117	11,889		22
Consumer direct loans	—	28	—	1,794		4	1,786		4
Credit cards	—	44	—	1,106		2	1,104		—
Consumer indirect loans	3	17	—	3,261		34	3,227		—
Total consumer loans	17	124	1	23,672		206	23,085		381
Total ALLL — continuing operations	23	848	6	86,405		354	85,313		738
Discontinued operations	3	13	—	1,314	(a)	21	1,293	(a)	—
Total ALLL — including discontinued operations	$26	$861	$6	$87,719		$375	$86,606		$738

(a)	Amount includes $2 million of loans carried at fair value that are excluded from ALLL consideration.

The liability for credit losses inherent in unfunded lending-related commitments, such as letters of credit and unfunded loan commitments, is included in “accrued expense and other liabilities” on the balance sheet. We establish the amount of this reserve by considering both historical trends and current market conditions quarterly, or more often if deemed necessary.

Changes in the liability for credit losses on unfunded lending-related commitments are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
in millions	2018	2017	2018	2017
Balance at beginning of period	$58	$48	$57	$55
Provision (credit) for losses on lending-related commitments	2	9	3	2
Balance at end of period	$60	$57	$60	$57

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

We have PCI loans from two separate acquisitions, one in 2012 and one in 2016. The following tables present the roll-forward of the accretable yield and the beginning and ending outstanding unpaid principal balance and carrying amount of all PCI loans for the three and nine months ended September 30, 2018, and the twelve months ended December 31, 2017.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018			2018
in millions	Accretable Yield	Carrying Amount	Outstanding Unpaid Principal Balance	Accretable Yield	Carrying Amount	Outstanding Unpaid Principal Balance
Balance at beginning of period	$121	$622	$669	$131	$738	$803
Accretion	(10)			(33)
Net reclassifications from nonaccretable to accretable	13			41
Payments received, net	(3)			(18)
Balance at end of period	$121	$599	$642	$121	$599	$642

	Twelve Months Ended December 31,
	2017
in millions	Accretable Yield	Carrying Amount	Outstanding Unpaid Principal Balance
Balance at beginning of period	$197	$865	$1,002
Additions	(32)
Accretion	(44)
Net reclassifications from nonaccretable to accretable	15
Payments received, net	(4)
Disposals	(1)
Balance at end of period	$131	$738	$803

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are measured at fair value on a recurring basis in accordance with GAAP. The following tables present these assets and liabilities at September 30, 2018, and December 31, 2017.

	September 30, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
in millions
ASSETS MEASURED ON A RECURRING BASIS
Trading account assets:
U.S. Treasury, agencies and corporations	—	$759	—	$759	—	615	—	615
States and political subdivisions	—	54	—	54	—	37	—	37
Other mortgage-backed securities	—	86	—	86	—	104	—	104
Other securities	3	39	—	42	—	65	—	65
Total trading account securities	3	938	—	941	—	821	—	821
Commercial loans	—	17	—	17	—	15	—	15
Total trading account assets	3	955	—	958	—	836	—	836
Securities available for sale:
U.S. Treasury, agencies and corporations	—	145	—	145	—	157	—	157
States and political subdivisions	—	7	—	7	—	9	—	9
Agency residential collateralized mortgage obligations	—	14,192	—	14,192	—	14,660	—	14,660
Agency residential mortgage-backed securities	—	1,661	—	1,661	—	1,439	—	1,439
Agency commercial mortgage-backed securities	—	2,316	—	2,316	—	1,854	—	1,854
Other securities	—	—	$20	20	—	—	20	20
Total securities available for sale	—	18,321	20	18,341	—	18,119	20	18,139
Other investments:
Principal investments:
Direct	—	—	12	12	—	—	13	13
Indirect (measured at NAV) (a)	—	—	—	101	—	—	—	124
Total principal investments	—	—	12	113	—	—	13	137
Equity investments:
Direct	—	1	7	8	—	4	3	7
Direct (measured at NAV) (a)	—	—	—	1	—	—	—	—
Total equity investments	—	1	7	9	—	4	3	7
Total other investments	—	1	19	122	—	4	16	144
Loans, net of unearned income	—	—	3	3	—	—	2	2
Loans held for sale	—	87	—	87	—	70	1	71
Derivative assets:
Interest rate	—	304	6	310	—	713	9	722
Foreign exchange	$70	32	—	102	$100	$30	$—	$130
Commodity	—	491	—	491	—	255	—	255
Credit	—	—	—	—	—	—	1	1
Other	—	5	2	7	—	1	3	4
Derivative assets	70	832	8	910	100	999	13	1,112
Netting adjustments (b)	—	—	—	(162)	—	—	—	(443)
Total derivative assets	70	832	8	748	100	999	13	669
Accrued income and other assets	—	—	—	—	—	—	—	—
Total assets on a recurring basis at fair value	$73	$20,196	$50	$20,259	$100	$20,028	$52	$19,861
LIABILITIES MEASURED ON A RECURRING BASIS
Bank notes and other short-term borrowings:
Short positions	$37	$600	—	$637	$72	$562	$—	$634
Derivative liabilities:
Interest rate	—	445	—	445	—	520	—	520
Foreign exchange	62	31	—	93	98	26	—	124
Commodity	—	481	—	481	—	246	—	246
Credit	—	3	—	3	—	4	—	4
Other	—	3	—	3	—	13	—	13
Derivative liabilities	62	963	—	1,025	98	809	—	907
Netting adjustments (b)	—	—	—	(582)	—	—	—	(616)
Total derivative liabilities	62	963	—	443	98	809	—	291
Accrued expense and other liabilities	—	—	—	—	—	—	—	—
Total liabilities on a recurring basis at fair value	$99	$1,563	—	$1,080	$170	$1,371	$—	$925

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

•
Our Level 3 instruments consist principally of debt securities. The securities are valued using a cash flow analysis of the associated private company issuers based on internal models or a third-party valuation service. We also employ a market approach that utilizes revenue multiples of comparable companies. We reference guideline public companies with growth prospects, margin, and risks that are comparable to the subject companies. The valuations of the securities are negatively affected by projected net losses of the associated private companies and positively affected by projected net gains.

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

The following table presents the fair value of our direct and indirect principal investments and related unfunded commitments at September 30, 2018, as well as financial support provided for the three and nine months ended September 30, 2018, and September 30, 2017.

			Financial support provided
			Three months ended September 30,				Nine months ended September 30,
	September 30, 2018		2018		2017		2018		2017
in millions	Fair Value	Unfunded Commitments	Funded Commitments	Funded Other	Funded Commitments	Funded Other	Funded Commitments	Funded Other	Funded Commitments	Funded Other
INVESTMENT TYPE
Direct investments (a)	$12	—	—	—	—	—	—	—	—	$—
Indirect investments (measured at NAV)	101	$28	—	—	$—	—	$1	—	$1	—
Total	$113	$28	—	—	$—	—	$1	—	$1	$—

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

Changes in Level 3 Fair Value Measurements

The following table shows the components of the change in the fair values of our Level 3 financial instruments for the three and nine months ended September 30, 2018, and September 30, 2017.

in millions	Beginning of Period Balance	Gains (Losses) Included in Other Comprehensive Income	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers Other	Transfers into Level 3 (a)		Transfers out of Level 3 (a)		End of Period Balance	Unrealized Gains (Losses) Included in Earnings
Nine months ended September 30, 2018
Securities available for sale
Other securities	$20	$—	—		—	—	—	—	—		—		$20	—
Other investments
Principal investments
Direct	13	—	$(1)	(b)	1	(1)	—	—	—		—		12	$1	(b)
Equity investments
Direct	3	—	—		—	—	—	—	$4		—		7	—
Loans held for sale	1	—	—		—	(1)	—	—	—		—		—	—
Loans held for investment	2	—	—		—	—	—	1	—		—		3	—
Derivative instruments (c)
Interest rate	9	—	(2)	(d)	1	(2)	—	—	6	(e)	$(6)	(e)	6	—
Credit	1	—	(26)	(d)	—	—	$25	—	—		—		—	—
Other (f)	3	—	—		—	—	—	(1)	—		—		2	—
Three months ended September 30, 2018
Securities available for sale
Other securities	$20	$—	—		—	—	—	—	—		$—		$20	—
Other investments
Principal investments
Direct	13	—	$(1)	(b)	—	—	—	—	—		—		12	(1)	(b)
Equity investments
Direct	7	—	—		—	—	—	—	—		—		7	—
Loans held for sale	—	—	—		—	—	—	—	—		—		—	—
Loans held for investment	3	—	—		—	—	—	—	—		—		3	—
Derivative instruments (c)
Interest rate	5	—	—	(d)	—	—	—	—	2	(e)	(1)	(e)	6	—
Credit	(9)	—	(6)	(d)	—	—	$15	—	—		—		—	—
Other (f)	3	—	—		—	—	—	(1)	—		—		2	—

in millions	Beginning of Period Balance	Gains (Losses) Included in Other Comprehensive Income	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers Other	Transfers into Level 3 (a)		Transfers out of Level 3 (a)		End of Period Balance	Unrealized Gains (Losses) Included in Earnings
Nine months ended September 30, 2017
Securities available for sale
Other securities	$17	$3	—		—	—	—	—	—		—		$20	—
Other investments
Principal investments
Direct	27	$—	$(7)	(b)	—	$(7)	—	—	—		—		13	$(1)	(b)
Loans held for sale	—	—	—		—	(1)	—	3	—		—		2	—
Derivative instruments (c)
Interest rate	7	—	—		—	—	—	—	$13	(e)	$(9)	(e)	11	—
Credit	1	—	(12)	(d)	—	—	$12	—	—		—		1	—
Other (f)	2	—	—		—	—	—	$2	—		—		4	—
Three months ended September 30, 2017
Securities available for sale
Other securities	$20	$1	—		—	—	—	—	—		$(1)		$20	—
Other investments
Principal investments
Direct	15	$—	$(2)	(b)	—	$—	—	—	—		—		13	$2	(b)
Loans held for sale	—	—	—		—	(1)	—	3	—		—		2	—
Derivative instruments (c)
Interest rate	16	—	—		—	—	—	—	$1	(e)	$(6)	(e)	11	—
Credit	1	—	(5)	(d)	—	—	$5	—	—		—		1	—
Other (f)	4	—	—		$—	—	—	$—	—		—		4	—

(a)	Our policy is to recognize transfers into and transfers out of Level 3 as of the end of the reporting period.

(b)	Realized and unrealized gains and losses on principal investments are reported in “other income” on the income statement.

(c)	Amounts represent Level 3 derivative assets less Level 3 derivative liabilities.

(d)	Realized and unrealized gains and losses on derivative instruments are reported in “corporate services income” and “other income” on the income statement.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in accordance with GAAP. The adjustments to fair value generally result from the application of accounting guidance that requires assets and liabilities to be recorded at the lower of cost or fair value, or assessed for impairment. There were no liabilities measured at fair value on a nonrecurring basis at September 30, 2018, and December 31, 2017.

The following table presents our assets measured at fair value on a nonrecurring basis at September 30, 2018, and December 31, 2017:

	September 30, 2018				December 31, 2017
in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3		Total
ASSETS MEASURED ON A NONRECURRING BASIS
Impaired loans and leases	—	$—	$97	$97	—	—	$9		$9
Accrued income and other assets	—	—	24	24	—	$5	133	(a)	138
Total assets on a nonrecurring basis at fair value	—	$—	$121	$121	—	$5	$142		$147

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

Reviews are done on a quarterly basis for non-accrual and TDRs greater than $2.5 million to determine the amount of specific allocations for impairment needed. Impairment valuations are back-tested each quarter, based on a look-back of actual incurred losses on closed deals previously evaluated for impairment. The overall percent variance of actual net loan charge-offs on closed deals compared to the specific allocations on such deals is considered in determining each quarter’s specific allocations.

Commercial loans held for sale. Through a quarterly analysis of our loan portfolios held for sale, which include both performing and nonperforming commercial loans, we determine any adjustments necessary to record the portfolios at the lower of cost or fair value in accordance with GAAP. For loans sold in an active market, we utilize non-binding bids for the respective loans or similar loans, or recent sales to determine the fair value. For inactive markets, we assess appraisal values, strength of sponsor/guarantor, loan pricing relative to current comparable transactions, current market conditions and market demographics. Our analysis concluded that there were no commercial loans held for sale adjusted to fair value at September 30, 2018, and December 31, 2017.

Direct financing leases and operating lease assets held for sale. Valuations of direct financing leases and operating lease assets held for sale are performed using an internal model that relies on market data, such as swap rates and bond ratings, as well as on our own assumptions about the exit market for the leases and details about the individual leases in the portfolio. The inputs based on our assumptions include changes in the value of leased items and internal credit ratings. These leases have been classified as Level 3 assets. Leases for which we receive a current nonbinding bid, and for which the sale is considered probable, may be classified as Level 2. No direct financing leases and operating lease assets held for sale were adjusted to fair value at September 30, 2018, and December 31, 2017.

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

LIHTC, HTC, and NMTC Investments. Valuation of LIHTC, HTC, and NMTC investments involves measuring the present value of future tax benefits and comparing that value against the current carrying value of the investments. LIHTC, HTC, and NMTC investments are impaired when it is more likely than not that the carrying amount of the investments will not be realized. A primary driver of impairment in the fourth quarter of 2017 was the enactment of the TCJ Act, which reduced future depreciation tax benefits expected to be realized by certain LIHTC, HTC, and NMTC investments. No impairment was recorded for the three and nine months ended September 30, 2018.

Other Equity Investments. We have other investments in equity securities that do not have readily determinable fair values and do not qualify for the practical expedient to measure the investment using a net asset value per share. We have elected to measure these securities at cost less impairment plus or minus adjustments due to observable orderly transactions. Impairment is recorded when there is evidence that the expected fair value of the investment has declined to below the recorded cost. At each reporting period, we assess if these investments continue to qualify for this measurement alternative. At September 30, 2018, the carrying amount of equity investments recorded under this method was $106 million. No impairment was recorded for the three and nine months ended September 30, 2018.

Quantitative Information about Level 3 Fair Value Measurements

The range and weighted average of the significant unobservable inputs used to fair value our material Level 3 recurring and nonrecurring assets at September 30, 2018, and December 31, 2017, along with the valuation techniques used, are shown in the following table:

September 30, 2018	Fair Value of Level 3 Assets	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
dollars in millions
Recurring
Other investments — principal investments — direct:	$12	Individual analysis of the condition of each investment
Debt instruments			EBITDA multiple	N/A (6.88)
Equity instruments of private companies			EBITDA multiple	N/A (6.88)
Nonrecurring
Impaired loans	97	Fair value of underlying collateral	Discount	0.00 - 75.00% (20.00%)

December 31, 2017	Fair Value of Level 3 Assets	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
dollars in millions
Recurring
Other investments — principal investments — direct:	$13	Individual analysis of the condition of each investment
Debt instruments			EBITDA multiple	N/A (6.00)
Equity instruments of private companies			EBITDA multiple	N/A (6.00)
Nonrecurring
Impaired loans	9	Fair value of underlying collateral	Discount	0.00 - 50.00% (23.00%)

Fair Value Disclosures of Financial Instruments

The levels in the fair value hierarchy ascribed to our financial instruments and the related carrying amounts at September 30, 2018, and December 31, 2017, are shown in the following tables. Assets and liabilities are further arranged by measurement category.

	September 30, 2018
		Fair Value
in millions	Carrying Amount	Level 1	Level 2	Level 3	Measured at NAV	Netting Adjustment		Total
ASSETS (by measurement category)
Fair value - net income
Trading account assets (b)	$958	3	$955	—	—	—		$958
Other investments (b)	681	—	1	$578	$102	—		681
Loans, net of unearned income (d)	3	—	—	3	—	—		3
Loans held for sale (b)	87	—	87	—	—	—		87
Derivative assets - trading (b)	700	$68	794	8	—	$(170)	(f)	700
Fair value - OCI
Securities available for sale (b)	18,341	—	18,321	$20	—	—		18,341
Derivative assets - hedging (b)	48	2	38	—	—	8	(f)	48
Amortized cost
Held-to-maturity securities (c)	11,869	—	11,261	—	—	—		11,261
Loans, net of unearned income (d)	88,378	—	—	86,418	—	—		86,418
Loans held for sale (b)	1,531	—	—	1,531	—	—		1,531
Other
Cash and short-term investments (a)	2,591	2,591	—	—	—	—		2,591
LIABILITIES (by measurement category)
Fair value - net income
Derivative liabilities - trading (b)	$446	$61	$967	—	—	$(582)	(f)	$446
Fair value - OCI
Derivative liabilities - hedging (b)	(3)	1	(4)	—	—	—	(f)	(3)
Amortized cost
Time deposits (e)	13,583	—	13,654	—	—	—		13,654
Short-term borrowings (a)	1,922	$37	1,885	—	—	—		1,922
Long-term debt (e)	13,849	12,659	1,205	—	—	—		13,864
Other
Deposits with no stated maturity (a)	92,197	—	92,197	—	—	—		92,197

	December 31, 2017
		Fair Value
in millions	Carrying Amount	Level 1	Level 2	Level 3	Measured at NAV	Netting Adjustment		Total
ASSETS (by measurement category)
Fair value - net income
Trading account assets (b)	$836	—	$836	—	—	—		$836
Other investments (b)	726	—	4	$598	$124	—		726
Loans, net of unearned income (d)	2	—	—	2	—	—		2
Loans held for sale (b)	71	—	70	1	—	—		71
Derivative assets - trading (b)	681	$99	918	13	—	$(349)	(f)	681
Fair value - OCI
Securities available for sale (b)	18,139	—	18,119	20	—	—		18,139
Derivative assets - hedging (b)	(12)	1	81	—	—	(94)	(f)	(12)
Amortized cost
Held-to-maturity securities (c)	11,830	—	11,565	—	—	—		11,565
Loans, net of unearned income (d)	85,526	—	—	84,003	—	—		84,003
Loans held for sale (b)	1,036	—	—	1,036	—	—		1,036
Other
Cash and short-term investments (a)	5,118	5,118	—	—	—	—		5,118
LIABILITIES (by measurement category)
Fair value - net income
Derivative liabilities - trading (b)	$289	$94	$763	—	—	$(568)	(f)	$289
Fair value - OCI
Derivative liabilities - hedging (b)	2	4	46	—	—	(48)	(f)	2
Amortized cost
Time deposits (e)	11,647	—	11,750	—	—	—		11,750
Short-term borrowings (a)	1,011	72	939	—	—	—		1,011
Long-term debt (e)	14,333	13,407	$1,219	—	—	—		14,626
Other
Deposits with no stated maturity (a)	93,588	—	93,588	—	—	—		93,588
Valuation Methods and Assumptions

(a)	Fair value equals or approximates carrying amount. The fair value of deposits with no stated maturity does not take into consideration the value ascribed to core deposit intangibles.

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

Education lending business. The discontinued education lending business consists of loans in portfolio recorded at carrying value with appropriate valuation reserves, and loans in portfolio recorded at fair value. All of these loans were excluded from the table above as follows:

•	Loans at carrying value, net of allowance, of $1.1 billion ($1.0 billion at fair value) at September 30, 2018, and $1.3 billion ($1.0 billion at fair value) at December 31, 2017;

•	Portfolio loans at fair value of $2 million at September 30, 2018, and $2 million at December 31, 2017.

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

	September 30, 2018				December 31, 2017
in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies, and corporations	$150	—	$5	$145	$159	—	$2	$157
States and political subdivisions	7	—	—	7	9	—	—	9
Agency residential collateralized mortgage obligations	14,804	$4	616	14,192	14,985	$10	335	14,660
Agency residential mortgage-backed securities	1,708	2	49	1,661	1,456	3	20	1,439
Agency commercial mortgage-backed securities	2,439	—	123	2,316	1,920	—	66	1,854
Other securities	17	3	—	20	17	3	—	20
Total securities available for sale	$19,125	$9	$793	$18,341	$18,546	$16	$423	$18,139
HELD-TO-MATURITY SECURITIES
Agency residential collateralized mortgage obligations	$7,330	—	$400	$6,930	$8,055	—	$224	$7,831
Agency residential mortgage-backed securities	508	—	22	486	574	$1	4	571
Agency commercial mortgage-backed securities	4,019	—	186	3,833	3,186	6	44	3,148
Other securities	12	—	—	12	15	—	—	15
Total held-to-maturity securities	$11,869	$—	$608	$11,261	$11,830	$7	$272	$11,565

The following table summarizes our securities that were in an unrealized loss position as of September 30, 2018, and December 31, 2017.

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2018
Securities available for sale:
U.S Treasury, agencies, and corporations	—	—	$145	$5	$145	$5
Agency residential collateralized mortgage obligations	$3,121	54	10,062	562	13,183	616
Agency residential mortgage-backed securities	409	3	1,089	46	1,498	49
Agency commercial mortgage-backed securities	558	2	1,758	121	2,316	123
Held-to-maturity securities:
Agency residential collateralized mortgage obligations	1,275	44	5,655	356	6,930	400
Agency residential mortgage-backed securities	153	6	333	16	486	22
Agency commercial mortgage-backed securities	2,629	98	1,205	88	3,834	186
Other securities (a)	2	—	—	—	2	—
Total temporarily impaired securities	$8,147	$207	$20,247	$1,194	$28,394	$1,401
December 31, 2017
Securities available for sale:
U.S. Treasury, agencies, and corporations	$41	—	$116	2	$157	$2
Agency residential collateralized mortgage obligations	6,153	$74	7,270	$261	13,423	335
Agency residential mortgage-backed securities	666	7	702	13	1,368	20
Agency commercial mortgage-backed securities	205	4	1,649	62	1,854	66
Held-to-maturity securities:
Agency residential collateralized mortgage obligations	2,201	27	5,599	197	7,800	224
Agency residential mortgage-backed securities	252	1	206	3	458	4
Agency commercial mortgage-backed securities	1,470	12	495	32	1,965	44
Other securities (a)	3	—	4	—	7	—
Total temporarily impaired securities	$10,991	$125	$16,041	$570	$27,032	$695

(a)	Gross unrealized losses totaled less than $1 million for other securities held-to maturity at September 30, 2018, and December 31, 2017.

At September 30, 2018, we had $616 million of gross unrealized losses related to 482 fixed-rate agency residential CMOs that we invested in as part of our overall A/LM strategy. These securities had a weighted-average maturity of 4.69 years at September 30, 2018. At September 30, 2018, we also had $49 million of gross unrealized losses related to 262 agency residential mortgage-backed securities positions and $123 million of gross unrealized losses related to 20 agency commercial mortgage backed securities positions with weighted-average maturities of 4.30 years and 4.15 years, respectively. Because these securities have a fixed interest rate, their fair value is sensitive to movements in market interest rates. These unrealized losses are considered temporary since we expect to collect all contractually due amounts from these securities. Accordingly, these investments were reduced to their fair value through OCI, not through earnings.

We regularly assess our securities portfolio for OTTI. The assessments are based on the nature of the securities, the underlying collateral, the financial condition of the issuer, the extent and duration of the loss, our intent related to the individual securities, and the likelihood that we will have to sell securities prior to expected recovery. As shown in the following table, we did not have any impairment losses recognized in earnings for the nine months ended September 30, 2018.

Nine months ended September 30, 2018
in millions
Balance at December 31, 2017	$4
Impairment recognized in earnings	—
Balance at September 30, 2018	$4

At September 30, 2018, securities available for sale and held-to-maturity securities totaling $8.4 billion were pledged to secure securities sold under repurchase agreements, to secure public and trust deposits, to facilitate access to secured funding, and for other purposes required or permitted by law.

The following table shows our securities by remaining maturity. CMOs and other mortgage-backed securities in the available for sale portfolio and held-to-maturity portfolio are presented based on their expected average lives. The remaining securities, in both the available-for-sale and held-to-maturity portfolios, are presented based on their remaining contractual maturity. Actual maturities may differ from expected or contractual maturities since borrowers have the right to prepay obligations with or without prepayment penalties.

	Securities Available for Sale		Held to Maturity Securities
September 30, 2018	Amortized Cost	Fair Value	Amortized Cost	Fair Value
in millions
Due in one year or less	$93	$93	$31	$30
Due after one through five years	12,365	11,846	6,181	5,910
Due after five through ten years	6,655	6,390	5,657	5,321
Due after ten years	12	12	—	—
Total	$19,125	$18,341	$11,869	$11,261

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

At September 30, 2018, after taking into account the effects of bilateral collateral and master netting agreements, we had $48 million of derivative assets and a positive $3 million of derivative liabilities that relate to contracts entered into for hedging purposes. As of the same date, after taking into account the effects of bilateral collateral and master netting agreements and a reserve for potential future losses, we had derivative assets of $700 million and derivative liabilities of $446 million that were not designated as hedging instruments. These positions are primarily comprised of derivative contracts entered into for client accommodation purposes.

Additional information regarding our accounting policies for derivatives is provided in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Derivatives and Hedging” beginning on page 105 of our 2017 Form 10-K. Our derivative strategies and related risk management objectives are described in Note 9 (“Derivatives and Hedging Activities”) beginning on page 143 of our 2017 Form 10-K.

Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments

The following table summarizes the fair values of our derivative instruments on a gross and net basis as of September 30, 2018, and December 31, 2017. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements, but after the variation margin payments with central clearing organizations have been applied as settlement, as applicable. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Securities collateral related to legally enforceable master netting agreements is not offset on the balance sheet. Our derivative instruments are included in “accrued income and other assets” or “accrued expenses and other liabilities” on the balance sheet, as follows:

	September 30, 2018			December 31, 2017
		Fair Value			Fair Value
in millions	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate	$27,445	$38	$(4)	$26,176	$81	$46
Foreign exchange	254	2	1	302	1	4
Total	27,699	40	(3)	26,478	82	50
Derivatives not designated as hedging instruments:
Interest rate	65,617	272	449	61,390	641	474
Foreign exchange	7,695	100	92	8,317	129	120
Commodity	2,235	491	481	1,687	255	246
Credit	401	—	3	315	1	4
Other (a)	1,795	7	3	2,006	4	13
Total	77,743	870	1,028	73,715	1,030	857
Netting adjustments (b)	—	(162)	(582)	—	(443)	(616)
Net derivatives in the balance sheet	105,442	748	443	100,193	669	291
Other collateral (c)	—	(1)	(50)	—	(5)	(84)
Net derivative amounts	$105,442	$747	$393	$100,193	$664	$207

(a)
Other derivatives include interest rate lock commitments and forward sale commitments related to our residential mortgage banking activities, forward purchase and sales contracts consisting of contractual commitments associated with “to be announced” securities and when-issued securities, and when-issued security transactions in connection with an “at-the-market” equity offering program.

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

Fair value hedges. During the nine-month period ended September 30, 2018, we did not exclude any portion of fair value hedging instruments from the assessment of hedge effectiveness.

The following table summarizes the amounts that were recorded on the balance sheet as of September 30, 2018, related to cumulative basis adjustments for fair value hedges.

	September 30, 2018
in millions	Balance sheet line item in which the hedge item is included	Carrying amount of hedged item (a)	Hedge accounting basis adjustment (b)
Interest rate contracts	Long-term debt	$9,442	$(145)
Interest rate contracts	Certificate of deposit ($100,000 or more)	344	(1)
Interest rate contracts	Other time deposits	178	—

(a)	The carrying amount represents the portion of the liability designated as the hedged item.

(b)	Basis adjustment includes $10 million related to de-designated hedged items no longer in qualifying fair value hedging relationships.

Cash flow hedges. During the nine-month period ended September 30, 2018, we did not exclude any portion of cash flow hedging instruments from the assessment of hedge effectiveness.

Considering the interest rates, yield curves, and notional amounts as of September 30, 2018, we expect to reclassify an estimated $45 million of after-tax net gains on derivative instruments designated as cash flow hedges from AOCI to income during the next 12 months. In addition, we expect to reclassify approximately $45 million of net losses related to terminated cash flow hedges from AOCI to income during the next 12 months. As of September 30, 2018, the maximum length of time over which we hedge forecasted transactions is 10 years.

The following tables summarize the effect of fair value and cash flow hedge accounting on the income statement for the three- and nine-month periods ended September 30, 2018, and September 30, 2017.

	Location and amount of net gains (losses) recognized in income on fair value and cash flow hedging relationships (a)
in millions	Interest expense – long-term debt	Interest income – loans	Interest expense - deposits	Other income
Three months ended September 30, 2018
Total amounts presented in the consolidated statement of income	$(108)	$1,025	$(140)	$23

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	41	—	—	—
Recognized on derivatives designated as hedging instruments	(46)	—	—	—
Net income (expense) recognized on fair value hedges	(5)	—	—	—
Net gain (loss) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	(2)	(15)	—	—
Net income (expense) recognized on cash flow hedges	$(2)	$(15)	—	—

Three months ended September 30, 2017
Total amounts presented in the consolidated statement of income	$(86)	$928	$(72)	$21

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	—	—	—	20
Recognized on derivatives designated as hedging instruments	10	—	—	(19)
Net income (expense) recognized on fair value hedges	10	—	—	1
Net gain (loss) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	(1)	1	—	—
Gains (losses) (before tax) recognized in income for hedge ineffectiveness	—	—	—	—
Net income (expense) recognized on cash flow hedges	$(1)	$1	—	—

	Location and amount of net gains (losses) recognized in income on fair value and cash flow hedging relationships (a)
in millions	Interest expense – long-term debt	Interest income – loans	Interest expense - deposits	Other income
Nine months ended September 30, 2018
Total amounts presented in the consolidated statement of income	$(302)	$2,965	$(343)	$143

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	134	—	1	—
Recognized on derivatives designated as hedging instruments	(140)	—	—	—
Net income (expense) recognized on fair value hedges	(6)	—	1	—
Net gain (loss) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	(2)	(42)	—	—
Net income (expense) recognized on cash flow hedges	$(2)	$(42)	—	—

Nine months ended September 30, 2017
Total amounts presented in the consolidated statement of income	$(228)	$2,753	$(196)	$138

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	—	—	—	50
Recognized on derivatives designated as hedging instruments	42	—	—	(49)
Net income (expense) recognized on fair value hedges	42	—	—	1
Net gain (loss) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	(3)	21	—	—
Gains (losses) (before tax) recognized in income for hedge ineffectiveness	—	—	—	—
Net income (expense) recognized on cash flow hedges	$(3)	$21	—	—

(a)	Prior period gain or loss amounts were not restated to conform to the new hedge accounting guidance adopted in 2018.

Net investment hedges. We enter into foreign currency forward contracts to hedge our exposure to changes in the carrying value of our investments as a result of changes in the related foreign exchange rates. At September 30, 2018, AOCI reflected unrecognized, after-tax gains totaling $43 million related to cumulative changes in the fair value of our net investment hedges, which offset the unrecognized, after-tax foreign currency losses on net investment balances. We did not exclude any portion of our hedging instruments from the assessment of hedge effectiveness during the nine-month period ended September 30, 2018.

The following tables summarize the pre-tax net gains (losses) on our cash flow and net investment hedges for the three- and nine-month periods ended September 30, 2018, and September 30, 2017, and where they are recorded on the income statement. The table includes net gains (losses) recognized in OCI during the period and net gains (losses) reclassified from OCI into income during the current period.

in millions	Net Gains (Losses) Recognized in OCI	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income	Net Gains (Losses) Reclassified From OCI Into Income(a)	Net Gains (Losses) Recognized in Other Income(a)
Three months ended September 30, 2018
Cash Flow Hedges
Interest rate	$(32)	Interest income — Loans	$(15)	$—
Interest rate	(1)	Interest expense — Long-term debt	(2)	—
Interest rate	1	Investment banking and debt placement fees	—	—
Net Investment Hedges
Foreign exchange contracts	(2)	Other Income	—	—
Total	$(34)		$(17)	$—
Three months ended September 30, 2017
Cash Flow Hedges
Interest rate	$(1)	Interest income — Loans	$1	$—
Interest rate	(1)	Interest expense — Long-term debt	(1)	—
Interest rate	(1)	Investment banking and debt placement fees	—	—
Net Investment Hedges
Foreign exchange contracts	(12)	Other Income	—	—
Total	$(15)		$—	$—

in millions	Net Gains (Losses) Recognized in OCI	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income	Net Gains (Losses) Reclassified From OCI Into Income(a)	Net Gains (Losses) Recognized in Other Income(a)
Nine months ended September 30, 2018
Cash Flow Hedges
Interest rate	$(178)	Interest income — Loans	$(42)	$—
Interest rate	3	Interest expense — Long-term debt	(2)	—
Interest rate	2	Investment banking and debt placement fees	—	—
Net Investment Hedges
Foreign exchange contracts	8	Other Income	—	—
Total	$(165)		$(44)	$—
Nine months ended September 30, 2017
Cash Flow Hedges
Interest rate	$(1)	Interest income — Loans	$21	$—
Interest rate	(1)	Interest expense — Long-term debt	(3)	—
Interest rate	(1)	Investment banking and debt placement fees	—	—
Net Investment Hedges
Foreign exchange contracts	(22)	Other Income	—	—
Total	$(25)		$18	$—

(a)	Prior period gain or loss amounts were not restated to conform to the new hedge accounting guidance adopted in 2018.

Nonhedging instruments

The following tables summarize the pre-tax net gains (losses) on our derivatives that are not designated as hedging instruments for the three- and nine-month periods ended September 30, 2018, and September 30, 2017, and where they are recorded on the income statement.

	Three months ended September 30, 2018				Three months ended September 30, 2017
in millions	Corporate services income	Consumer mortgage income	Other income	Total	Corporate services income	Consumer mortgage income	Other income	Total
NET GAINS (LOSSES)
Interest rate	$8	$—	$2	$10	$5	—	$1	$6
Foreign exchange	10	—	—	10	10	—	—	10
Commodity	—	—	—	—	1	—	—	1
Credit	—	—	(7)	(7)	—	—	(6)	(6)
Other	—	1	1	2	—	$(1)	7	6
Total net gains (losses)	$18	$1	$(4)	$15	$16	$(1)	$2	$17

	Nine months ended September 30, 2018				Nine months ended September 30, 2017
in millions	Corporate services income	Consumer mortgage income	Other income	Total	Corporate services income	Consumer mortgage income	Other income	Total
NET GAINS (LOSSES)
Interest rate	$28	$—	$4	$32	$21	—	$(1)	$20
Foreign exchange	32	—	—	32	31	—	—	31
Commodity	6	—	—	6	4	—	—	4
Credit	2	—	(26)	(24)	1	—	(16)	(15)
Other	—	1	13	14	—	$—	(4)	(4)
Total net gains (losses)	$68	$1	$(9)	$60	$57	$—	$(21)	$36

Counterparty Credit Risk

We use several means to mitigate and manage exposure to credit risk on derivative contracts. We enter into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with a single counterparty in the event of default. Additionally, we monitor counterparty credit risk exposure on each contract to determine appropriate limits on our total credit exposure across all product types. We review our collateral positions on a daily basis and exchange collateral with our counterparties in accordance with standard ISDA documentation, central clearing rules, and other related agreements. We hold collateral in the form of cash and highly rated securities issued by the U.S. Treasury, government-sponsored enterprises, or GNMA. Cash collateral of $116 million was included in derivative assets on the balance sheet at September 30, 2018, compared to $23 million of cash collateral netted against derivative assets at December 31, 2017. The cash collateral netted against derivative liabilities totaled $304 million at September 30, 2018, and $150 million at December 31, 2017.

The following table summarizes the fair value of our derivative assets by type at the dates indicated. These assets represent our gross exposure to potential loss after taking into account the effects of bilateral collateral and master netting agreements and other means used to mitigate risk.

in millions	September 30, 2018	December 31, 2017
Interest rate	$189	$401
Foreign exchange	61	77
Commodity	376	163
Credit	(1)	1
Other	7	4
Derivative assets before collateral	632	646
Less: Related collateral	(116)	(23)
Total derivative assets	$748	$669

We enter into derivative transactions with two primary groups: broker-dealers and banks, and clients. Given that these groups have different economic characteristics, we have different methods for managing counterparty credit exposure and credit risk.

We enter into transactions with broker-dealers and banks for various risk management purposes. At September 30, 2018, we had gross exposure of $148 million to broker-dealers and banks. We had net exposure of $215 million after the application of master netting agreements and cash collateral, where such qualifying agreements exist. We had net exposure of $205 million after considering $10 million of additional collateral held in the form of securities.

We enter into transactions with clients to accommodate their business needs. Due to the smaller size and magnitude of the individual contracts with clients, we generally do not exchange collateral in connection with these derivative transactions. To address the risk of default associated with the uncollateralized contracts, we have established a credit valuation adjustment (included in “accrued income and other assets”) in the amount of $4 million at September 30, 2018, which we estimate to be the potential future losses on amounts due from client counterparties in the event of default. At September 30, 2018, we had gross exposure of $592 million to client counterparties and other entities that are not broker-dealers or banks for derivatives that have associated master netting agreements. We had net exposure of $534 million on our derivatives with these counterparties after the application of master netting agreements, collateral, and the related reserve.

Credit Derivatives

We are a buyer and, under limited circumstances, may be a seller of credit protection through the credit derivative market. We purchase credit derivatives to manage the credit risk associated with swap obligations as well as exposures to debt securities.

The following table summarizes the fair value of our credit derivatives purchased and sold by type as of September 30, 2018, and December 31, 2017. The fair value of credit derivatives presented below does not take into account the effects of bilateral collateral or master netting agreements.

	September 30, 2018			December 31, 2017
in millions	Purchased	Sold	Net	Purchased	Sold	Net
Single-name credit default swaps	$(1)	—	$(1)	$(1)	—	$(1)
Traded credit default swap indices	(1)	—	(1)	(2)	—	(2)
Other	—	(1)	(1)	—	—	—
Total credit derivatives	$(2)	(1)	$(3)	$(3)	—	$(3)

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

The following table provides information on the types of credit derivatives sold by us and held on the balance sheet at September 30, 2018, and December 31, 2017. The notional amount represents the maximum amount that the seller could be required to pay. The payment/performance risk assessment is based on the default probabilities for the underlying reference entities’ debt obligations using a Moody’s credit ratings matrix known as Moody’s “Idealized” Cumulative Default Rates. The payment/performance risk shown in the table represents a weighted-average of the default probabilities for all reference entities in the respective portfolios. These default probabilities are directly correlated to the probability that we will have to make a payment under the credit derivative contracts.

	September 30, 2018			December 31, 2017
dollars in millions	Notional Amount	Average Term (Years)	Payment / Performance Risk	Notional Amount	Average Term (Years)	Payment / Performance Risk
Other	$12	2.47	5.01%	$15	3.08	6.64%
Total credit derivatives sold	$12	—	—	$15	—	—

Credit Risk Contingent Features

We have entered into certain derivative contracts that require us to post collateral to the counterparties when these contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to our long-term senior unsecured credit ratings with Moody’s and S&P. Collateral requirements also are based on minimum transfer amounts, which are specific to each Credit Support Annex (a component of the ISDA Master Agreement) that we have signed with the counterparties. In a limited number of instances, counterparties have the right to terminate their ISDA Master Agreements with us if our ratings fall below a certain level, usually investment-grade level (i.e., “Baa3” for Moody’s and “BBB-” for S&P). At September 30, 2018, KeyBank’s rating was “A3” with Moody’s and “A-” with S&P, and KeyCorp’s rating was “Baa1” with Moody’s and “BBB+” with S&P. As of September 30, 2018, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our ratings) held by KeyBank that were in a net liability position totaled $335 million, which was comprised of $144 million in derivative assets and $479 million in derivative liabilities. We had $317 million in cash and securities collateral posted to cover those positions as of September 30, 2018. There were no derivative contracts with credit risk contingent features held by KeyCorp at September 30, 2018.

The following table summarizes the additional cash and securities collateral that KeyBank would have been required to deliver under the ISDA Master Agreements had the credit risk contingent features been triggered for the derivative contracts in a net liability position as of September 30, 2018, and December 31, 2017. The additional collateral amounts were calculated based on scenarios under which KeyBank’s ratings are downgraded one, two, or three ratings as of September 30, 2018, and December 31, 2017, and take into account all collateral already posted. A similar calculation was performed for KeyCorp, and no additional collateral would have been required as of September 30, 2018, and December 31, 2017. For more information about the credit ratings for KeyBank and KeyCorp, see the discussion under the heading “Factors affecting liquidity” in the section entitled “Liquidity risk management” in Item 2 of this report.

	September 30, 2018		December 31, 2017
in millions	Moody’s	S&P	Moody’s	S&P
KeyBank’s long-term senior unsecured credit ratings	A3	A-	A3	A-
One rating downgrade	$1	$1	$2	$2
Two rating downgrades	1	1	2	2
Three rating downgrades	1	1	2	2

KeyBank’s long-term senior unsecured credit rating was four ratings above noninvestment grade at Moody’s and S&P as of September 30, 2018, and December 31, 2017. If KeyBank’s ratings had been downgraded below investment grade as of September 30, 2018, or December 31, 2017, payments of up to $2 million and $12 million, respectively, would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted. If KeyCorp’s ratings had been downgraded below investment grade as of September 30, 2018, or December 31, 2017, no payments would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted.

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

Commercial

Changes in the carrying amount of commercial mortgage servicing assets are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
in millions	2018	2017	2018	2017
Balance at beginning of period	$451	$373	$412	$356
Servicing retained from loan sales	25	24	81	71
Purchases	17	10	50	24
Amortization	(25)	(22)	(75)	(66)
Balance at end of period	$468	$385	$468	$385
Fair value at end of period	$672	$508	$672	$508

The fair value of commercial mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The range and weighted average of the significant unobservable inputs used to determine the fair value of our commercial mortgage servicing assets at September 30, 2018, and September 30, 2017, along with the valuation techniques, are shown in the following table:

dollars in millions		September 30, 2018	September 30, 2017
Valuation Technique	Significant Unobservable Input	Range (Weighted Average)

Discounted cash flow	Expected defaults	1.00 - 3.00% (1.16%)	1.00 - 3.00% (1.20%)
	Residual cash flows discount rate	7.00 - 15.00% (9.10%)	7.00 - 15.00% (8.90%)
	Escrow earn rate	2.38 - 3.94% (3.07%)	.80 - 3.00% (2.40%)
	Servicing cost	$150 - $38,500 ($1,445)	$150 - $38,500 ($1,468)
	Loan assumption rate	0.00 - 3.22% (1.34%)	0.00 - 3.00% (1.24%)
	Percentage late	0.00 - 2.00% (.20%)	0.00 - 2.00% (.27%)

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

The amortization of commercial servicing assets is determined in proportion to, and over the period of, the estimated net servicing income. The amortization of commercial servicing assets for each period, as shown in the table at the beginning of this note, is recorded as a reduction to contractual fee income. The contractual fee income from servicing commercial mortgage loans totaled $126 million for the nine-month period ended September 30, 2018, and $113 million for the nine-month period ended September 30, 2017. This fee income was offset by $75 million of amortization for the nine-month period ended September 30, 2018, and $66 million for the nine-month period ended September 30, 2017. Both the contractual fee income and the amortization are recorded, net, in “mortgage servicing fees” on the income statement.

Residential

Changes in the carrying amount of residential mortgage servicing assets are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
in millions	2018	2017	2018	2017
Balance at beginning of period	$34	$29	$31	$28
Servicing retained from loan sales	2	2	7	5
Purchases	—	—	—	—
Amortization	(1)	(1)	(3)	(3)
Balance at end of period	$35	$30	$35	$30
Fair value at end of period	$49	$34	$49	$34

The fair value of mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The range and weighted-average of the significant unobservable inputs used to fair value our mortgage servicing assets at September 30, 2018, and September 30, 2017, along with the valuation techniques, are shown in the following table:

dollars in millions		September 30, 2018	September 30, 2017
Valuation Technique	Significant Unobservable Input	Range (Weighted Average)

Discounted cash flow	Prepayment speed	8.27 - 55.15% (9.35%)	7.95 - 32.49% (10.15%)
	Discount rate	7.50 - 10.00% (7.54%)	8.50 - 11.00% (8.55%)
	Servicing cost	$62 - $4,375 ($67.76)	$76 - $3,335 ($82.19)

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

The amortization of residential servicing assets is determined in proportion to, and over the period of, the estimated net residential servicing income. The amortization of servicing assets for September 30, 2018, as shown in the table above, is recorded as a reduction to contractual fee income. The contractual fee income from servicing residential mortgage loans totaled $10 million for the nine-month period ended September 30, 2018, and $11 million for the nine-month period ended September 30, 2017. This fee income was offset by $3 million of amortization for both the nine-month periods ended September 30, 2018, and September 30, 2017. Both the contractual fee income and the amortization are recorded, net, in “mortgage servicing fees” on the income statement.

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

Our maximum exposure to loss in connection with these partnerships consists of our unamortized investment balance plus any unfunded equity commitments and tax credits claimed but subject to recapture. We had $1.3 billion of investments in LIHTC operating partnerships at both September 30, 2018, and December 31, 2017. These investments are recorded in “accrued income and other assets” on our balance sheet. We do not have any loss reserves recorded related to these investments because we believe the likelihood of any loss to be remote. For all legally binding, unfunded equity commitments, we increase our recognized investment and recognize a liability. As of September 30, 2018, and December 31, 2017, we had liabilities of $447 million and $476 million, respectively, related to investments in qualified affordable housing projects, which are recorded in “accrued expenses and other liabilities” on our balance sheet. We continue to invest in these LIHTC operating partnerships.

The assets and liabilities presented in the table below convey the size of KCDC’s direct and indirect investments at September 30, 2018, and December 31, 2017. As these investments represent unconsolidated VIEs, the assets and liabilities of the investments themselves are not recorded on our balance sheet.

	Unconsolidated VIEs
in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
September 30, 2018
LIHTC investments	$5,955	$2,589	$1,567
December 31, 2017
LIHTC investments	$6,003	$2,943	$1,561

We amortize our LIHTC investments over the period that we expect to receive the tax benefits. During the first nine months of 2018, we recognized $126 million of amortization and $122 million of tax credits associated with these investments within “income taxes” on our income statement. During the first nine months of 2017, we recognized $124 million of amortization and $115 million of tax credits associated with these investments within “income taxes” on our income statement.

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

Our maximum exposure to loss associated with indirect principal investments consists of the investments’ fair value plus any unfunded equity commitments. The fair value of our indirect principal investments totaled $101 million and $124 million at September 30, 2018, and December 31, 2017, respectively. These investments are recorded in “other investments” on our balance sheet. Additional information on indirect principal investments is provided in Note 5 (“Fair Value Measurements”). The table below reflects the size of the private equity funds in which we were invested as well as our maximum exposure to loss in connection with these investments at September 30, 2018 and December 31, 2017.

	Unconsolidated VIEs
in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
September 30, 2018
Indirect investments	$21,088	$376	$129
December 31, 2017
Indirect investments	$26,817	$292	$153

Through our principal investing entities, we have formed and funded operating entities that provide management and other related services to our investment company funds, which directly invest in portfolio companies. In return for providing services to our direct investment funds, these entities receive a minority equity interest in the funds. This minority equity ownership is recorded at fair value on the entities’ financial statements. Additional information on our direct principal investments is provided in Note 5 (“Fair Value Measurements”). While other equity investors manage the daily operations of these entities, we retain the power, through voting rights, to direct the activities of the entities that most significantly affect their economic performance. In addition, we have the obligation to absorb losses and the right to receive residual returns that could potentially be significant to these entities. As a result, we have determined that we are the primary beneficiary of these funds and have consolidated them since formation. The entities had no assets at September 30, 2018, that can only be used to settle the entities’ obligations, and $4 million of such assets at December 31, 2017. These assets are recorded in “cash and due from banks” and “accrued income and other assets” on our balance sheet. The entities had no liabilities at September 30, 2018, and December 31, 2017, and other equity investors have no recourse to our general credit.
Other unconsolidated VIEs. We are involved with other various entities in the normal course of business which we have determined to be VIEs. We have determined that we are not the primary beneficiary of these VIEs because we do not have the power to direct the activities that most significantly impact their economic performance. Our assets associated with these unconsolidated VIEs totaled $220 million at September 30, 2018, and $230 million at December 31, 2017. These assets are recorded in “accrued income and other assets,” “other investments,” “securities available for sale”, and “loans, net of unearned income” on our balance sheet. We had liabilities totaling less than $1 million and $4 million associated with these unconsolidated VIEs at September 30, 2018 and December 31, 2017, respectively. These liabilities are recorded in “accrued expenses and other liabilities” on our balance sheet. We have excluded certain transactions with unconsolidated VIEs from the balances above where we determine our continuing involvement is not significant.  In addition, where we only have a lending arrangement in the normal course of business with unconsolidated VIEs we present the balances related to the lending arrangements in Note 4 (“Asset Quality”).

10. Income Taxes

Bipartisan Budget Act of 2018

On February 9, 2018, the Bipartisan Budget Act (“BBA”) of 2018 was signed into law. The BBA includes a retroactive one year tax extenders package back to January 1, 2017, which reinstated several energy investment tax credits that had expired on December 31, 2016. Due to these retroactive provisions, Key recognized additional net investment tax credits in the first quarter of 2018 of $14 million, or a 2.8% reduction to our income tax provision, for energy tax credit transactions entered into during 2017.

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

Key was required to re-value certain tax-related assets under the provisions of the TCJ Act at December 31, 2017. Under current U.S. GAAP, deferred tax assets and liabilities are to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date. The tax-related assets consist primarily of deferred tax assets and liabilities and investments in low-income housing transactions. Due to the close proximity of our year end to the date the TCJ Act was signed into law, we estimated the impact of the income tax effects as of December 31, 2017, based upon currently available information which resulted in a reduction to our net income of $161 million. The significant components of this reduction included a $14 million reduction in our investments in certain low-income housing that is reflected in other expenses and a $147 million, or 7.6%, increase in our income tax provision for the twelve months ended December 31, 2017, due to the reduction to our net deferred tax asset and related actions. This reduction was primarily the result of the lower federal corporate income tax rate and was based on information available at that time.

During the current quarter, Key completed and filed its 2017 federal income tax return and management finalized its assessment of the initial impact of the TCJ Act and related regulatory guidance. As a result, our income tax provision was increased by $7 million during the quarter, and the total impact to Key of the TCJ Act was a reduction to our net income of $168 million.

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

The effective tax rate, which is the provision for income taxes as a percentage of income from continuing operations before income taxes, was 15.5% for the third quarter of 2018 and 26.9% for the third quarter of 2017. The effective tax rates are below our combined federal and state statutory tax rate of 23.7% for the third quarter of 2018 and 37.2% for the third quarter of 2017, primarily due to income from investments in tax-advantaged assets such as corporate-owned life insurance and credits associated with renewable energy and low-income housing investments. The effective tax rates for the three months ended September 30, 2018, and September 30, 2017, were affected by net discrete income tax benefit of 2.2%, respectively.

Deferred Tax Asset

At September 30, 2018, from continuing operations we had a net deferred tax asset of $331 million, compared to a net deferred tax asset of $320 million at December 31, 2017, included in “accrued income and other assets” on the balance sheet.

To determine the amount of deferred tax assets that are more likely than not to be realized, and therefore recorded, we conduct a quarterly assessment of all available evidence. This evidence includes, but is not limited to, taxable income in prior periods, projected future taxable income, and projected future reversals of deferred tax items. These assessments involve a degree of subjectivity and may undergo change. Based on these criteria, we had a valuation allowance of $11 million at September 30, 2018, and $15 million at December 31, 2017. The valuation allowance is associated with certain state net operating loss carryforwards, state credit carryforwards, and federal and state capital loss carryforwards.

Unrecognized Tax Benefits

As permitted under the applicable accounting guidance for income taxes, it is our policy to recognize interest and penalties related to unrecognized tax benefits in “income tax expense.” At September 30, 2018, Key’s unrecognized tax benefits were $46 million.

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

HelloWallet Holdings, Inc. On July 1, 2017, KeyBank acquired all of the outstanding capital stock of HelloWallet Holdings, Inc., the sole owner of HelloWallet, LLC, a digital financial wellness company. Key’s retail banking franchise is leveraging HelloWallet’s technology to provide data-driven insights to clients, allowing clients to better understand and improve their personal finances. The acquisition was accounted for as a business combination. As a result of the acquisition, Key recognized identifiable intangible assets with a fair value of $12 million, comprised primarily of proprietary software, and goodwill of $17 million, which are not deductible for tax purposes. The valuation of the acquired assets and liabilities of HelloWallet was final at March 31, 2018.

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

Divestiture

Key Insurance & Benefits Services, Inc. On March 29, 2018, we announced that we had entered into a definitive agreement to sell KIBS to USI Insurance Services. We acquired KIBS as a part of the 2016 merger with First Niagara. We completed the sale to USI Insurance Services on May 4, 2018. At the close of the sale, we recognized a $73 million net gain on sale. In the third quarter of 2018, we recognized an additional $5 million gain upon the finalization of the purchase price.

Discontinued operations

Discontinued operations primarily includes our government-guaranteed education lending business. At September 30, 2018, and December 31, 2017, approximately $1.1 billion and $1.3 billion, respectively, of education loans are included in discontinued assets on the consolidated balance sheets. Net interest income after provision for credit losses for this business is not material and is included in income (loss) from discontinued operations, net of taxes on the consolidated statements of income.

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

The following table summarizes our securities financing agreements at September 30, 2018, and December 31, 2017:

	September 30, 2018				December 31, 2017
in millions	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts
Offsetting of financial assets:
Reverse repurchase agreements	$7	$(1)	$(6)	—	$3	$(3)	—	—
Total	$7	$(1)	$(6)	—	$3	$(3)	—	—

Offsetting of financial liabilities:
Repurchase agreements (c)	$285	$(2)	$(283)	—	$374	$(4)	$(370)	—
Total	$285	$(2)	$(283)	—	$374	$(4)	$(370)	—

(a)	Netting adjustments take into account the impact of master netting agreements that allow us to settle with a single counterparty on a net basis.

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

As of September 30, 2018, the carrying amount of assets pledged as collateral against repurchase agreements totaled $416 million. Assets pledged as collateral are reported in “securities available for sale” and “held-to-maturity securities” on our balance sheet. At September 30, 2018, the liabilities associated with collateral pledged were solely comprised of customer sweep financing activity and had a carrying value of $283 million. The collateral pledged under customer sweep repurchase agreements is posted to a third-party custodian and cannot be sold or repledged by the secured party. The risk related to a decline in the market value of collateral pledged is minimal given the collateral's high credit quality and the overnight duration of the repurchase agreements.

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

The components of net pension cost (benefit) for all funded and unfunded plans are as follows:

	Three months ended September 30,		Nine months ended September 30,
in millions	2018	2017	2018	2017
Interest cost on PBO	$10	$12	$30	$36
Expected return on plan assets	(13)	(17)	(39)	(51)
Amortization of losses	4	4	12	12
Net pension cost	$1	$(1)	$3	$(3)

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

	Three months ended September 30,		Nine months ended September 30,
in millions	2018	2017	2018	2017
Interest cost on APBO	$1	$1	$1	$1
Expected return on plan assets	(1)	(1)	(1)	(1)
Net postretirement benefit cost	—	—	—	—

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

The trust preferred securities, common stock, and related debentures are summarized as follows:

dollars in millions	Trust Preferred Securities, Net of Discount (a)	Common Stock	Principal Amount of Debentures, Net of Discount (b)	Interest Rate of Trust Preferred Securities and Debentures (c)	Maturity of Trust Preferred Securities and Debentures
September 30, 2018
KeyCorp Capital I	$155	$6	$161	3.077%	2028
KeyCorp Capital II	99	4	103	6.875	2029
KeyCorp Capital III	128	4	132	7.750	2029
HNC Statutory Trust III	18	1	19	3.710	2035
Willow Grove Statutory Trust I	18	1	19	3.644	2036
HNC Statutory Trust IV	16	1	17	3.619	2037
Westbank Capital Trust II	7	—	7	4.528	2034
Westbank Capital Trust III	7	—	7	4.528	2034
Total	$448	$17	$465	5.364%	—

December 31, 2017	$463	$17	$480	4.977%	—

(a)
The trust preferred securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of trust preferred securities carries an interest rate identical to that of the related debenture. Certain trust preferred securities include basis adjustments related to fair value hedges totaling $40 million at September 30, 2018, and $55 million at December 31, 2017. See Note 7 (“Derivatives and Hedging Activities”) for an explanation of fair value hedges.

(b)
We have the right to redeem these debentures. If the debentures purchased by KeyCorp Capital I, HNC Statutory Trust III, Willow Grove Statutory Trust I, HNC Statutory Trust IV, Westbank Capital Trust II, or Westbank Capital Trust III are redeemed before they mature, the redemption price will be the principal amount, plus any accrued but unpaid interest. If the debentures purchased by KeyCorp Capital II or KeyCorp Capital III are redeemed before they mature, the redemption price will be the greater of: (i) the principal amount, plus any accrued but unpaid interest, or (ii) the sum of the present values of principal and interest payments discounted at the Treasury Rate (as defined in the applicable indenture), plus 20 basis points for KeyCorp Capital II or 25 basis points for KeyCorp Capital III, or 50 basis points in the case of redemption upon either a tax or a capital treatment event for either KeyCorp Capital II or KeyCorp Capital III, plus any accrued but unpaid interest. The principal amount of certain debentures includes basis adjustments related to fair value hedges totaling $40 million at September 30, 2018, and $55 million at December 31, 2017. See Note 7 (“Derivatives and Hedging Activities”) for an explanation of fair value hedges. The principal amount of debentures, net of discounts, is included in “long-term debt” on the balance sheet.

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

Guarantees

We are a guarantor in various agreements with third parties. The following table shows the types of guarantees that we had outstanding at September 30, 2018. Information pertaining to the basis for determining the liabilities recorded in connection with these guarantees is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Guarantees” beginning on page 108 of our 2017 Form 10-K.

September 30, 2018	Maximum Potential Undiscounted Future Payments	Liability Recorded
in millions
Financial guarantees:
Standby letters of credit	$3,097	$71
Recourse agreement with FNMA	3,750	7
Residential mortgage reserve	1,500	6
Return guarantee agreement with LIHTC investors	2	2
Written put options (a)	2,346	82
Total	$10,695	$168

(a)	The maximum potential undiscounted future payments represent notional amounts of derivatives qualifying as guarantees.

We determine the payment/performance risk associated with each type of guarantee described below based on the probability that we could be required to make the maximum potential undiscounted future payments shown in the preceding table. We use a scale of low (0% to 30% probability of payment), moderate (greater than 30% to 70% probability of payment), or high (greater than 70% probability of payment) to assess the payment/performance risk, and have determined that the payment/performance risk associated with each type of guarantee outstanding at September 30, 2018, is low.

Standby letters of credit. KeyBank issues standby letters of credit to address clients’ financing needs. These instruments obligate us to pay a specified third party when a client fails to repay an outstanding loan or debt instrument or fails to perform some contractual nonfinancial obligation. Any amounts drawn under standby letters of credit are treated as loans to the client; they bear interest (generally at variable rates) and pose the same credit risk to us as a loan. At September 30, 2018, our standby letters of credit had a remaining weighted-average life of two years, with remaining actual lives ranging from less than one year to as many as 16 years.

Recourse agreement with FNMA. We participate as a lender in the FNMA Delegated Underwriting and Servicing program. FNMA delegates responsibility for originating, underwriting, and servicing mortgages, and we assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan that we sell to FNMA. We maintain a reserve for such potential losses in an amount that we believe approximates the fair value of our liability. At September 30, 2018, the outstanding commercial mortgage loans in this program had a weighted-average remaining term of 7.9 years, and the unpaid principal balance outstanding of loans sold by us as a participant was $13.1 billion. The maximum potential amount of undiscounted future payments that we could be required to make under this program, as shown in the preceding table, is equal to approximately 29% of the principal balance of loans outstanding at September 30, 2018. If we are required to make a payment, we would have an interest in the collateral underlying the related commercial mortgage loan; any loss we incur could be offset by the amount of any recovery from the collateral.

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

At September 30, 2018, the outstanding residential mortgage loans in this program had a weighted-average LTV ratio of 74%, and the unpaid principal balance outstanding of loans sold by us was $5.0 billion. The risk assessment is low for the residential mortgage product. The maximum potential amount of undiscounted future payments that we could be required to make under this program, as shown in the preceding table, is equal to approximately 30% of the principal balance of loans outstanding at September 30, 2018.

Our liability for estimated repurchase obligations on loans sold, which is included in other liabilities on our balance sheet, was $6.0 million at September 30, 2018.

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

As shown in the previous table, KAHC maintained a reserve in the amount of $2 million at September 30, 2018, which is sufficient to cover estimated future obligations under the guarantees. The maximum exposure to loss reflected in the table represents undiscounted future payments due to investors for the return on and of their investments.

These guarantees have expiration dates that extend through 2018, but KAHC has not formed any new partnerships under this program since October 2003. Additional information regarding these partnerships is included in Note 9 (“Variable Interest Entities”).

Written put options. In the ordinary course of business, we “write” put options for clients that wish to mitigate their exposure to changes in interest rates and commodity prices. At September 30, 2018, our written put options had an average life of three years. These instruments are considered to be guarantees, as we are required to make payments to the counterparty (the client) based on changes in an underlying variable that is related to an asset, a liability, or an equity security that the client holds. We are obligated to pay the client if the applicable benchmark interest rate or commodity price is above or below a specified level (known as the “strike rate”). These written put options are accounted for as derivatives at fair value, as further discussed in Note 7 (“Derivatives and Hedging Activities”). We mitigate our potential future payment obligations by entering into offsetting positions with third parties.

Written put options where the counterparty is a broker-dealer or bank are accounted for as derivatives at fair value but are not considered guarantees since these counterparties typically do not hold the underlying instruments. In addition, we are a purchaser and seller of credit derivatives, which are further discussed in Note 7 (“Derivatives and Hedging Activities”).

Default guarantees. Some lines of business participate in guarantees that obligate us to perform if the debtor (typically a client) fails to satisfy all of its payment obligations to third parties. We generally undertake these guarantees for one of two possible reasons: (i) either the risk profile of the debtor should provide an investment return, or (ii) we are supporting our underlying investment in the debtor. We do not hold collateral for the default guarantees. If we were required to make a payment under a guarantee, we would receive a pro rata share should the third party collect some or all of the amounts due from the debtor. At September 30, 2018, we had less than $1 million of default guarantees.

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

Intercompany guarantees. KeyCorp, KeyBank, and certain of our affiliates are parties to various guarantees that facilitate the ongoing business activities of other affiliates. These business activities include issuing debt, assuming certain lease and insurance obligations, and purchasing or issuing investments and securities.

16. Accumulated Other Comprehensive Income

Our changes in AOCI for the three and nine months ended September 30, 2018, and September 30, 2017, are as follows:

in millions	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative financial instruments	Foreign currency translation adjustment	Net pension and postretirement benefit costs	Total
Balance at December 31, 2017	$(311)	$(86)	$9	$(391)	$(779)
Other comprehensive income before reclassification, net of income taxes	(288)	(126)	(10)	—	(424)
Amounts reclassified from AOCI, net of income taxes (a)	—	34	—	8	42
Other amounts reclassified from AOCI, net of income taxes	—	—	(5)	—	(5)
Net current-period other comprehensive income, net of income taxes	(288)	(92)	(15)	8	(387)
Balance at September 30, 2018	$(599)	$(178)	$(6)	$(383)	$(1,166)

Balance at June 30, 2018	$(527)	$(166)	$(7)	$(385)	$(1,085)
Other comprehensive income before reclassification, net of income taxes	(72)	(26)	1	—	(97)
Amounts reclassified from AOCI, net of income taxes (a)	—	14	—	2	16
Other amounts reclassified from AOCI, net of income taxes	—	—	—	—	—
Net current-period other comprehensive income, net of income taxes	(72)	(12)	1	2	(81)
Balance at September 30, 2018	$(599)	$(178)	$(6)	$(383)	$(1,166)

Balance at December 31, 2016	$(185)	$(14)	$(3)	$(339)	$(541)
Other comprehensive income before reclassification, net of income taxes	40	(16)	14	—	38
Amounts reclassified from AOCI, net of income taxes (a)	—	(11)	—	8	(3)
Net current-period other comprehensive income, net of income taxes	40	(27)	14	8	35
Balance at September 30, 2017	$(145)	$(41)	$11	$(331)	$(506)

Balance at June 30, 2017	(145)	$(31)	$4	$(334)	$(506)
Other comprehensive income before reclassification, net of income taxes	—	(10)	7	—	(3)
Amounts reclassified from AOCI, net of income taxes (a)	—	—	—	3	3
Net current-period other comprehensive income, net of income taxes	—	(10)	7	3	—
Balance at September 30, 2017	$(145)	$(41)	$11	$(331)	$(506)

(a)	See table below for details about these reclassifications.

Our reclassifications out of AOCI for the three and nine months ended September 30, 2018, and September 30, 2017, are as follows:

	Nine months ended September 30,		Affected Line Item in the Statement Where Net Income is Presented
in millions	2018	2017
Unrealized gains (losses) on derivative financial instruments
Interest rate	$(42)	$21	Interest income — Loans
Interest rate	(2)	(3)	Interest expense — Long-term debt
	(44)	18	Income (loss) from continuing operations before income taxes
	(10)	7	Income taxes
	$(34)	$11	Income (loss) from continuing operations
Net pension and postretirement benefit costs
Amortization of losses	$(12)	$(12)	Personnel expense
	(12)	(12)	Income (loss) from continuing operations before income taxes
	(4)	(4)	Income taxes
	$(8)	$(8)	Income (loss) from continuing operations

	Three months ended September 30,		Affected Line Item in the Statement Where Net Income is Presented
in millions	2018	2017
Unrealized gains (losses) on derivative financial instruments
Interest rate	$(15)	$1	Interest income — Loans
Interest rate	(2)	(1)	Interest expense — Long-term debt
	(17)	—	Income (loss) from continuing operations before income taxes
	(3)	—	Income taxes
	$(14)	—	Income (loss) from continuing operations
Net pension and postretirement benefit costs
Amortization of losses	$(4)	(4)	Personnel expense
	(4)	(4)	Income (loss) from continuing operations before income taxes
	(2)	(1)	Income taxes
	$(2)	$(3)	Income (loss) from continuing operations

17. Shareholders' Equity

Comprehensive Capital Plan

As previously reported and as authorized by the Board and pursuant to our 2018 capital plan (which is effective through the second quarter of 2019) submitted and not objected to by the Federal Reserve, we have authority to repurchase up to $1.225 billion of our Common Shares. We completed $542 million of Common Share repurchases, including $541 million of Common Share repurchases in the open market and $1 million of Common Share repurchases related to employee equity compensation programs, in the third quarter of 2018 under this authorization.

Consistent with our 2018 capital plan, the Board declared a quarterly dividend of $.17 per Common Share for the third quarter of 2018.

Preferred Stock

On July 30, 2018, we issued $425 million of depositary shares, each representing a 1/40th ownership interest in a share of our Fixed Rate Perpetual Noncumulative Series F Preferred Stock. Our Series F Preferred Stock has a $1 par value with a $1,000 liquidation preference (equivalent to $25 per depositary share).

Preferred stock series	Amount outstanding (in millions)	Shares authorized and outstanding	Par value	Liquidation preference	Ownership interest per depositary share	Liquidation preference per depositary share	Third quarter 2018 dividends paid per depositary share
Fixed-to-Floating Rate Perpetual Noncumulative Series D	$525	21,000	$1	$25,000	1/25th	$1,000	$12.50
Fixed-to-Floating Rate Perpetual Noncumulative Series E	500	500,000	1	1,000	1/40th	25	.382813
Fixed Rate Perpetual Noncumulative Series F	425	425,000	1	1,000	1/40th	25	—

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

The table on the following pages shows selected financial data for our major business segments for the three- and nine-month periods ended September 30, 2018, and September 30, 2017.

Three months ended September 30,	Key Community Bank		Key Corporate Bank
dollars in millions	2018	2017	2018	2017
SUMMARY OF OPERATIONS
Net interest income (TE)	$726	$673	$273	$292
Noninterest income	268	272	301	269
Total revenue (TE) (a)	994	945	574	561
Provision for credit losses	43	59	20	(11)
Depreciation and amortization expense	27	30	34	25
Other noninterest expense	608	596	282	278
Income (loss) from continuing operations before income taxes (TE)	316	260	238	269
Allocated income taxes and TE adjustments	75	97	39	79
Income (loss) from continuing operations	241	163	199	190
Income (loss) from discontinued operations, net of taxes	—	—	—	—
Net income (loss)	241	163	199	190
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—
Net income (loss) attributable to Key	$241	$163	$199	$190

AVERAGE BALANCES (b)
Loans and leases	$47,862	$47,614	$39,714	$38,021
Total assets (a)	51,740	51,642	46,860	45,257
Deposits	82,259	79,563	21,056	21,559
OTHER FINANCIAL DATA
Net loan charge-offs (b)	$43	$41	$19	$(9)
Return on average allocated equity (b)	19.80%	13.39%	26.91%	27.08%
Return on average allocated equity	19.80	13.39	26.91	27.08
Average full-time equivalent employees (c)	10,529	10,696	2,546	2,460

Nine months ended September 30,	Key Community Bank		Key Corporate Bank
dollars in millions	2018	2017	2018	2017
SUMMARY OF OPERATIONS
Net interest income (TE)	$2,129	$1,978	$822	$909
Noninterest income	820	856	852	827
Total revenue (TE) (a)	2,949	2,834	1,674	1,736
Provision for credit losses	128	152	62	26
Depreciation and amortization expense	84	86	101	68
Other noninterest expense	1,844	1,790	852	834
Income (loss) from continuing operations before income taxes (TE)	893	806	659	808
Allocated income taxes and TE adjustments	212	300	85	213
Income (loss) from continuing operations	681	506	574	595
Income (loss) from discontinued operations, net of taxes	—	—	—	—
Net income (loss)	681	506	574	595
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—
Net income (loss) attributable to Key	$681	$506	$574	$595

AVERAGE BALANCES (b)
Loans and leases	$47,844	$47,396	$39,232	$37,804
Total assets (a)	51,739	51,361	46,544	44,506
Deposits	81,053	79,439	20,977	21,237
OTHER FINANCIAL DATA
Net loan charge-offs (b)	$119	$131	$56	$24
Return on average allocated equity (b)	18.80%	14.14%	26.36%	27.93%
Return on average allocated equity	18.80	14.14	26.36	27.93
Average full-time equivalent employees (c)	10,604	10,573	2,542	2,403

(a)
Substantially all revenue generated by our major business segments is derived from clients that reside in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software, and goodwill held by our major business segments, are located in the United States.

(b)	From continuing operations.

(c)	The number of average full-time equivalent employees was not adjusted for discontinued operations.

Other Segments		Total Segments		Reconciling Items		Key
2018	2017	2018	2017	2018	2017	2018	2017

$(13)	$(10)	$986	$955	$7	$7	$993	$962
37	52	606	593	3	(1)	609	592
24	42	1,592	1,548	10	6	1,602	1,554
(2)	2	61	50	1	1	62	51
—	1	61	56	37	41	98	97
7	25	897	899	(31)	(4)	866	895
19	14	573	543	3	(32)	576	511
(3)	(6)	111	170	(17)	(22)	94	148
22	20	462	373	20	(10)	482	363
—	—	—	—	—	1	—	1
22	20	462	373	20	(9)	482	364
—	(1)	—	(1)	—	1	—	—
$22	$21	$462	$374	$20	$(10)	$482	$364

$888	$1,175	$88,464	$86,810	$3	$4	$88,467	$86,814
37,769	36,895	136,369	133,794	360	562	136,729	134,356
2,292	2,010	105,607	103,132	19	(27)	105,626	103,105

(1)	—	$62	$32	(1)	$—	$60	$32
73.35%	55.54%	23.26%	19.11%	1.08%	(.58)%	12.57%	9.45%
73.35	55.54	23.26	19.11	1.08	(0.53)	12.57	9.48
2	337	13,077	13,493	5,073	5,055	18,150	18,548

Other Segments		Total Segments		Reconciling Items		Key
2018	2017	2018	2017	2018	2017	2018	2017

$(40)	$(22)	$2,911	$2,865	$21	$13	$2,932	$2,878
139	154	1,811	1,837	59	(15)	1,870	1,822
99	132	4,722	4,702	80	(2)	4,802	4,700
(4)	2	186	180	1	—	187	180
1	2	186	156	114	127	300	283
47	77	2,743	2,701	(80)	16	2,663	2,717
55	51	1,607	1,665	45	(145)	1,652	1,520
(10)	(16)	287	497	(12)	(72)	275	425
65	67	1,320	1,168	57	(73)	1,377	1,095
—	—	—	—	5	6	5	6
65	67	1,320	1,168	62	(67)	1,382	1,101
—	1	—	1	—	—	—	1
$65	$66	$1,320	$1,167	$62	$(67)	$1,382	$1,100

$938	$1,263	$88,014	$86,463	$4	$22	$88,018	$86,485
37,345	36,569	135,628	132,436	386	766	136,014	133,202
1,992	2,030	104,022	102,706	51	(47)	104,073	102,659

—	$1	$175	$156	(1)	—	$174	$156
67.37%	56.20%	22.39%	20.03%	1.06%	(1.32)%	12.24%	9.62%
67.37	56.20	22.39	20.03	1.16	(1.21)	12.28	9.67
173	341	13,319	13,317	5,035	5,110	18,354	18,427

19. Revenue from Contracts with Customers

The following table represents a disaggregation of revenue from contracts with customers, by line of business, for the three- and nine-month periods ended September 30, 2018:

Three months ended September 30, 2018
dollars in millions	Key Community Bank	Key Corporate Bank	Total Contract Revenue
NONINTEREST INCOME
Trust and investment services income	$90	$16	$106
Investment banking and debt placement fees	1	69	70
Services charges on deposit accounts	72	13	85
Cards and payments income	40	28	68
Other noninterest income	5	—	5
Total revenue from contracts with customers	$208	$126	$334

Other noninterest income (a)			$235
Noninterest income from other segments (b)			37
Reconciling items (c)			3
Total noninterest income			$609

(a)	Noninterest income considered earned outside the scope of contracts with customers.

(b)	Other Segments consist of corporate treasury, our principle investing unit, and various exit portfolios.

(c)
Reconciling items consists of intercompany eliminations, and items not allocated to the business segments because they do not reflect their normal operations. Refer to the Line of Business Results footnote for more information.

Nine months ended September 30, 2018
dollars in millions	Key Community Bank	Key Corporate Bank	Total Contract Revenue
NONINTEREST INCOME
Trust and investment services income	$268	$50	$318
Investment banking and debt placement fees	2	183	185
Services charges on deposit accounts	226	39	265
Cards and payments income	115	82	197
Other noninterest income	15	1	16
Total revenue from contracts with customers	$626	$355	$981

Other noninterest income (a)			$691
Noninterest income from other segments (b)			139
Reconciling items (c)			59
Total noninterest income			$1,870

(a)	Noninterest income considered earned outside the scope of contracts with customers.

(b)	Other Segments consist of corporate treasury, our principle investing unit, and various exit portfolios.

(c)
Reconciling items consists primarily of the gain on the sale of, and contract revenue recognized prior to the sale of, KIBS for the second quarter of 2018, intercompany eliminations, and items not allocated to the business segments because they do not reflect their normal operations. Refer to the Line of Business Results footnote for more information.

We have no material contract assets or contract liabilities for the three- and nine-month periods ended September 30, 2018.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of KeyCorp

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of KeyCorp as of September 30, 2018, the related consolidated statements of income, comprehensive income and consolidated statements of changes in equity for the three- and nine-month periods ended September 30, 2018 and 2017, and consolidated statement of cash flows for the nine-month periods ended September 30, 2018 and 2017, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

Basis for Review Results

These financial statements are the responsibility of the KeyCorp’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to KeyCorp in accordance with the U.S. federal securities laws and the applicable rules and regulations of the SEC and the PCAOB. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial statements consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Cleveland, Ohio
November 1, 2018

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

We completed $542 million of Common Share repurchases, including $541 million of Common Share repurchases in the open market and $1 million of Common Share repurchases related to employee equity compensation programs, in the third quarter of 2018 under our 2018 capital plan authorization.

The following table summarizes our repurchases of our Common Shares for the three months ended September 30, 2018.

Calendar month	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased as part of publicly announced plans or programs (b)
July 1-31	7,414,270	21.07	7,414,270	51,210,190
August 1-31	16,527,481	21.47	16,527,481	33,885,363
September 1-30	1,426,124	21.06	1,426,124	34,385,928
Total	25,367,875	21.33	25,367,875

(a)	Includes Common Shares deemed surrendered by employees in connection with our stock compensation and benefit plans to satisfy tax obligations.

(b)
Calculated using the remaining general repurchase amount divided by the closing price of KeyCorp Common Shares as follows: on July 31, 2018 at $20.87; on August 31, 2018, at $21.07; and on September 28, 2018, at $19.89.

Item 6. Exhibits

3.1	Certificate of Amendment to Second Amended and Restated Articles of Incorporation of KeyCorp, effective July 26, 2018, filed as Exhibit 4.1 to Form 8-K on July 30, 2018.

4.1	Form of Certificate representing Fixed Rate Perpetual Non-Cumulative Preferred Stock, Series F, filed as Exhibit 4.2 to Form 8-K on July 30, 2018.

4.2
Deposit Agreement, dated July 30, 2018, among KeyCorp, Computershare Inc. and Computershare Trust Company, N.A., jointly as depositary, and the holders from time to time of the depositary receipts described therein, filed as Exhibit 4.3 to Form 8-K on July 30, 2018.

4.3	Form of Depositary Receipt (included as part of Exhibit 4.2), filed as Exhibit 4.4 to Form 8-K on July 30, 2018.

15	Acknowledgment of Independent Registered Public Accounting Firm.

10.1	Form of Performance Shares Award Agreement (2018-2020).

10.2	Form of Stock Option Award Agreement under KeyCorp 2013 Equity Compensation Plan.

10.3	Form of Restricted Stock Unit Award Agreement under KeyCorp 2013 Equity Compensation Plan.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
The following materials from KeyCorp’s Form 10-Q Report for the quarterly period ended September 30, 2018, formatted in inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income; (iii) the Consolidated Statements of Changes in Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

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

KEYCORP
(Registrant)

Date: November 1, 2018	/s/ Douglas M. Schosser
By: Douglas M. Schosser
Chief Accounting Officer (Principal Accounting Officer)