Form 10-K
period 2018-12-31
KEYCORP /NEW/
filed 2019-02-25
CIK 91576

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2018
Commission file number: 1-11302
Exact name of Registrant as specified in its charter:

Ohio	34-6542451
State or other jurisdiction of incorporation or organization:	IRS Employer Identification Number:
127 Public Square, Cleveland, Ohio	44114-1306
Address of Principal Executive Offices:	Zip Code:

(216) 689-3000
Registrant’s Telephone Number, including area code:
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Shares, $1 par value	New York Stock Exchange
Depositary Shares (each representing a 1/40th interest in a share of Fixed-to-Floating Rate Perpetual Non-Cumulative Preferred Stock, Series E)	New York Stock Exchange
Depositary Shares (each representing a 1/40th interest in a share of Fixed Rate Perpetual Non-Cumulative Preferred Stock, Series F)	New York Stock Exchange
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of voting stock held by nonaffiliates of the Registrant was $20,691,768,789 (based on the June 30, 2018, closing price of KeyCorp Common Shares of $19.54 as reported on the New York Stock Exchange). As of February 18, 2019, there were 1,008,787,761 Common Shares outstanding.
Certain specifically designated portions of KeyCorp’s definitive Proxy Statement for its 2019 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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
Forward-looking statements, by their nature, are subject to assumptions, risks, and uncertainties, many of which are outside of our control. Our actual results may differ materially from those set forth in our forward-looking statements. There is no assurance that any list of risks and uncertainties or risk factors is complete. Factors that could cause our actual results to differ from those described in forward-looking statements include, but are not limited to:

•	deterioration of commercial real estate market fundamentals;

•	defaults by our loan counterparties or clients;

•	adverse changes in credit quality trends;

•	declining asset prices;

•	our concentrated credit exposure in commercial and industrial loans;

•	the extensive regulation of the U.S. financial services industry;

•	changes in accounting policies, standards, and interpretations;

•	operational or risk management failures by us or critical third parties;

•	breaches of security or failures of our technology systems due to technological or other factors and cybersecurity threats;

•	negative outcomes from claims or litigation;

•	failure or circumvention of our controls and procedures;

•	the occurrence of natural or man-made disasters, conflicts, or terrorist attacks, or other adverse external events;

•	evolving capital and liquidity standards under applicable regulatory rules;

•	disruption of the U.S. financial system;

•	our ability to receive dividends from our subsidiaries, including KeyBank;

•	unanticipated changes in our liquidity position, including but not limited to, changes in our access to or the cost of funding and our ability to secure alternative funding sources;

•	downgrades in our credit ratings or those of KeyBank;

•	a reversal of the U.S. economic recovery due to financial, political or other shocks;

•	our ability to anticipate interest rate changes and manage interest rate risk;

•	uncertainty regarding the future of LIBOR;

•	deterioration of economic conditions in the geographic regions where we operate;

•	the soundness of other financial institutions;

•	tax reform and other changes in tax laws, including the impact of the TCJ Act;

•	our ability to attract and retain talented executives and employees and to manage our reputational risks;

•	our ability to timely and effectively implement our strategic initiatives;

•	increased competitive pressure;

•	our ability to adapt our products and services to industry standards and consumer preferences;

•	unanticipated adverse effects of strategic partnerships or acquisitions and dispositions of assets or businesses;

•	our ability to realize the anticipated benefits of the First Niagara merger; and

•	our ability to develop and effectively use the quantitative models we rely upon in our business planning.
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

Terminology

Throughout this discussion, references to “Key,” “we,” “our,” “us,” and similar terms refer to the consolidated entity consisting of KeyCorp and its subsidiaries. “KeyCorp” refers solely to the parent holding company, and “KeyBank” refers solely to KeyCorp’s subsidiary bank, KeyBank National Association. “KeyBank (consolidated)” refers to the consolidated entity consisting of KeyBank and its subsidiaries.

The acronyms and abbreviations identified hereof are used throughout this report, particularly in the Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as Notes to Consolidated Financial Statements. You may find it helpful to refer to that section as you read this report.

We want to explain some industry-specific terms at the outset so you can better understand the discussion that follows.

•
We use the phrase continuing operations in this document to mean all of our businesses other than the our government-guaranteed and private education lending business, Victory, and Austin. The education lending business and Austin have been accounted for as discontinued operations since 2009. Victory was classified as a discontinued operation in our first quarter 2013 financial reporting as a result of the sale of this business as announced on February 21, 2013, and closed on July 31, 2013.

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
Board: KeyCorp Board of Directors.
CCAR: Comprehensive Capital Analysis and Review.
Cain Brothers: Cain Brothers & Company, LLC.
CFPB: Consumer Financial Protection Bureau, also known as the Bureau of Consumer Financial Protection.
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
FICO: Fair Isaac Corporation.
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
KEF: Key Equipment Finance.
KIBS: Key Insurance & Benefits Services, Inc.
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
VIE: Variable interest entity.

KEYCORP
2018 FORM 10-K ANNUAL REPORT

PART I
ITEM 1. BUSINESS
Overview
KeyCorp, organized in 1958 under the laws of the State of Ohio, is headquartered in Cleveland, Ohio. We are a BHC under the BHCA and one of the nation’s largest bank-based financial services companies, with consolidated total assets of approximately $139.6 billion at December 31, 2018. KeyCorp is the parent holding company for KeyBank National Association, its principal subsidiary, through which most of our banking services are provided. Through KeyBank and certain other subsidiaries, we provide a wide range of retail and commercial banking, commercial leasing, investment management, consumer finance, commercial mortgage servicing and special servicing, and investment banking products and services to individual, corporate, and institutional clients through two major business segments: Key Community Bank and Key Corporate Bank.
As of December 31, 2018, these services were provided across the country through KeyBank’s 1,159 full-service retail banking branches and a network of 1,505 ATMs in 15 states, as well as additional offices, online and mobile banking capabilities, and a telephone banking call center. Additional information pertaining to our two business segments is included in the “Line of Business Results” section in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report, and in Note 24 (“Line of Business Results”) of the Notes to Consolidated Financial Statements presented in Item 8. Financial Statements and Supplementary Data, which are incorporated herein by reference. KeyCorp and its subsidiaries had an average of 18,180 full-time equivalent employees for 2018.
In addition to the customary banking services of accepting deposits and making loans, our bank and its trust company subsidiary offer personal and institutional trust custody services, securities lending, personal financial and planning services, access to mutual funds, treasury services, and international banking services. Through our bank, trust company, and registered investment adviser subsidiaries, we provide investment management services to clients that include large corporate and public retirement plans, foundations and endowments, high-net-worth individuals, and multi-employer trust funds established for providing pension or other benefits to employees. Key Community Bank also purchases retail auto sales contracts via a network of auto dealerships. The auto dealerships finance the sale of automobiles as the initial lender and then assign the contracts to us pursuant to dealer agreements.
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

Set forth below are the names and ages of the executive officers of KeyCorp as of December 31, 2018, the positions held by each at KeyCorp during the past five years, and the year each first became an executive officer of KeyCorp. Because Mr. Midkiff has been employed at KeyCorp for less than five years, information is being provided concerning his prior business experience. There are no family relationships among the directors or the executive officers.

Amy G. Brady (52) - Ms. Brady is KeyCorp’s Chief Information Officer, serving in that role since May 2012. Ms. Brady has been an executive officer of KeyCorp since she joined in 2012.

Edward J. Burke (62) - Mr. Burke has been the Co-President, Commercial and Private Banking of Key Community Bank since April 2014 and an executive officer of KeyCorp since May 2014. From 2005 until his election as Co-President, Mr. Burke was an Executive Vice President and head of KeyBank Real Estate Capital and Key Community Development Lending.

Robert A. DeAngelis (57) - Mr. DeAngelis has been the Director of Quality and Productivity Management since June 2017. From March 2016 to June 2017, he served as a Transition Program Executive and was dedicated to the integration efforts related to KeyCorp’s merger with First Niagara. From November 2011 to March 2016, Mr. DeAngelis was the Director of the Enterprise Program Management Office for KeyCorp. Prior to that, he served as the Consumer Segment Executive. Mr. DeAngelis has been an executive officer of KeyCorp since June 2017 and was also previously an executive officer of KeyCorp from March 2013 to March 2016.

Dennis A. Devine (47) - Mr. Devine has been the Co-President, Consumer and Small Business of Key Community Bank since April 2014 and an executive officer of KeyCorp since May 2014. From 2012 to 2014, Mr. Devine served as Executive Vice President in various roles, including as head of the Consumer & Small Business Segment and head of Integrated Channels and Community Bank Strategy for Key Community Bank.

Trina M. Evans (54) - Ms. Evans has been the Director of Corporate Center for KeyCorp since August 2012, partnering with Key’s executive leadership team and Board to ensure alignment of strategy, objectives, priorities, and messaging across Key. Prior to this role, Ms. Evans was the Chief Administrative Officer for Key Community Bank and the Director of Client Experience for KeyBank. During her career with KeyCorp, she has served in a variety of senior management roles associated with the call center, internet banking, retail banking, distribution management and information technology. She became an executive officer of KeyCorp in March 2013.

Brian L. Fishel (53) - Mr. Fishel became the Chief Human Resources Officer and an executive officer of KeyCorp in May 2018. From 2013 to 2018, he served as the Director of Talent Management for KeyCorp.

Christopher M. Gorman (58) - In 2017, Mr. Gorman became President of Banking and Vice Chairman. From 2016 to 2017, he served as Merger Integration Executive responsible for leading the integration efforts related to KeyCorp’s merger with First Niagara. Prior to that, Mr. Gorman was the President of Key Corporate Bank from 2010 to 2016. He previously served as a KeyCorp Senior Executive Vice President and head of Key National Banking during 2010. Mr. Gorman was an Executive Vice President of KeyCorp (2002 to 2010) and served as President of KBCM (2003 to 2010). He became an executive officer of KeyCorp in 2010.

Paul N. Harris (60) - Mr. Harris has been the General Counsel and Secretary of KeyCorp since 2003 and an executive officer of KeyCorp since 2004.

Clark H.I. Khayat (47) - Mr. Khayat rejoined KeyCorp as Chief Strategy Officer in January 2018. Mr. Khayat previously served as an Executive Vice President and Head of Key’s Enterprise Commercial Payments group from April 2014 to June 2016 and an Executive Vice President in Corporate Strategy from July 2012 to April 2014. He became an executive officer of KeyCorp in September 2018.

Donald R. Kimble (58) - Mr. Kimble has been the Chief Financial Officer of KeyCorp since June 2013. In 2017, Mr. Kimble was also named Vice Chairman. Mr. Kimble became an executive officer upon joining KeyCorp in June 2013.

Angela G. Mago (53) - Ms. Mago became Co-Head of Key Corporate Bank in 2016. She also serves as Head of Real Estate Capital for Key, a role she has held since 2014. From 2011 to 2014, Ms. Mago was Head of Key’s Commercial Mortgage Group. She became an executive officer of KeyCorp in 2016.

Mark W. Midkiff (56) - Mr. Midkiff became Chief Risk Officer and an executive officer of KeyCorp in January 2018. Prior to joining KeyCorp, Mr. Midkiff served as the Deputy Chief Credit Officer of BB&T from May 2017 to December 2017. He served as Chief Risk Officer of GE Capital from May 2015 to January 2017 and Chief Risk Officer of MUFG Union Bank from 2009 to April 2015.

Beth E. Mooney (63) - Ms. Mooney has been the Chairman and Chief Executive Officer of KeyCorp since 2011, and an executive officer of KeyCorp since 2006. Prior to becoming Chairman and Chief Executive Officer, she served in a variety of roles with KeyCorp, including President and Chief Operating Officer and Vice Chair and head of Key Community Bank. She has been a director of AT&T, a publicly-traded telecommunications company, since 2013.

Andrew J. Paine III (49) - Mr. Paine became Co-Head of Key Corporate Bank in 2016. He also serves as President of KeyBanc Capital Markets Inc., a role he has held since 2013. From 2010 to 2013, Mr. Paine was the Co-Head of KeyBanc Capital Markets Inc. He became an executive officer of KeyCorp in 2016.

Kevin T. Ryan (57) - Mr. Ryan has been the Chief Risk Review Officer and General Auditor of KeyCorp since 2007. He became an executive officer of KeyCorp in 2016.

Douglas M. Schosser (48) - Mr. Schosser has been the Chief Accounting Officer and an executive officer of KeyCorp since May 2015. Prior to becoming the Chief Accounting Officer, Mr. Schosser served as an Integration Manager at KeyCorp. From 2010 to 2014, he served as the Chief Financial Officer of Key Corporate Bank.

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
Under the BHCA, BHCs generally may not directly or indirectly own or control more than 5% of the voting shares, or substantially all of the assets, of any bank, without prior approval from the Federal Reserve. In addition, BHCs are generally prohibited from engaging in commercial or industrial activities. However, a BHC that satisfies certain requirements regarding management, capital adequacy, and Community Reinvestment Act performance may elect to be treated as a Financial Holding Company (“FHC”) for purposes of federal law, and as a result may engage in a substantially broader scope of activities that are considered to be financial in nature or complementary to those activities. KeyCorp has elected to be treated as a FHC and, as such, is authorized to engage in securities underwriting and dealing, insurance agency and underwriting, and merchant banking activities. In addition, the Federal Reserve has permitted FHCs, like KeyCorp, to engage in the following activities, under the view that such activities are complementary to a financial activity: physical commodities trading activities, energy management services, and energy tolling, among others.
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
As a FHC, KeyCorp is subject to regulation, supervision, and examination by the Federal Reserve under the BHCA. Our national bank subsidiaries and their subsidiaries are subject to regulation, supervision and examination by the OCC. At December 31, 2018, we operated one full-service, FDIC-insured national bank subsidiary, KeyBank, and one national bank subsidiary that is limited to fiduciary activities. The FDIC also has certain, more limited regulatory, supervisory, and examination authority over KeyBank and KeyCorp under the FDIA and the Dodd-Frank Act.

We have other financial services subsidiaries that are subject to regulation, supervision, and examination by the Federal Reserve, as well as other state and federal regulatory agencies and self-regulatory organizations. Because KeyBank engages in derivative transactions, in 2013 it provisionally registered as a swap dealer with the CFTC and became a member of the NFA, the self-regulatory organization for participants in the U.S. derivatives industry. Our securities brokerage and asset management subsidiaries are subject to supervision and regulation by the SEC, FINRA, and state securities regulators, and our insurance subsidiaries are subject to regulation by the insurance regulatory authorities of the states in which they operate. Our other nonbank subsidiaries are subject to laws and regulations of both the federal government and the various states in which they are authorized to do business.

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
Under the Regulatory Capital Rules, standardized approach banking organizations are required to meet the minimum capital and leverage ratios set forth in the following table. At December 31, 2018, Key had an estimated Common Equity Tier 1 Capital Ratio of 9.84% under the fully phased-in Regulatory Capital Rules. Also at December 31, 2018, based on the fully phased-in Regulatory Capital Rules, Key estimates that its capital and leverage ratios, after adjustment for market risk, would be as set forth in the following table.
Estimated Ratios vs. Minimum Capital Ratios Calculated Under the Fully Phased-In
Regulatory Capital Rules

Ratios (including Capital conservation buffer)	Key December 31, 2018 Pro Forma	Minimum January 1, 2015	Phase-in Period	Minimum January 1, 2019
Common Equity Tier 1 (a)	9.84%	4.5%	None	4.5%
Capital conservation buffer (b)		—	1/1/16 - 1/1/19	2.5
Common Equity Tier 1 + Capital conservation buffer		4.5	1/1/16 - 1/1/19	7.0
Tier 1 Capital	10.98	6.0	None	6.0
Tier 1 Capital + Capital conservation buffer		6.0	1/1/16 - 1/1/19	8.5
Total Capital	12.78	8.0	None	8.0
Total Capital + Capital conservation buffer		8.0	1/1/16 - 1/1/19	10.5
Leverage (c)	9.89	4.0	None	4.0

(a)	See the section entitled “GAAP to Non-GAAP Reconciliations,” which presents the computation of Common Equity Tier 1 under the fully-phased in regulatory capital rules.

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
We believe that, as of December 31, 2018, KeyBank (consolidated) satisfied the risk-based and leverage capital requirements necessary to be considered “well capitalized” for purposes of the revised prompt corrective action framework. However, investors should not regard this determination as a representation of the overall financial condition or prospects of KeyBank because the prompt corrective action framework is intended to serve a limited supervisory function. Moreover, it is important to note that the prompt corrective action framework does not apply to BHCs, like KeyCorp.

Recent regulatory capital-related developments

On September 27, 2017, the federal banking agencies issued a joint proposal to simplify certain aspects of the Regulatory Capital Rules for standardized approach banking organizations (the “Simplification Proposal”), including Key. In anticipation of the Simplification Proposal, on August 22, 2017, the agencies issued a proposal to extend the current capital treatment for certain items that are part of the Simplification Proposal and also subject to the multi-year transition period for the Regulatory Capital Rules, which ended on December 31, 2018 (the “Transitions Proposal”). The Transitions Proposal was published as a final rule in the Federal Register on November 21, 2017, and is expected to alleviate the burden that would have resulted from the continued phase-in of those capital requirements as the agencies seek public comment on and work to finalize the Simplification Proposal.

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

Subsequently, in December 2018, the Basel Committee released an update to its Pillar 3 disclosure framework, to more appropriately align it to the changes adopted under the Basel Committee’s final revisions to Basel III. Before any action is taken by the federal banking agencies with respect to the revised Pillar 3 disclosure framework, the federal agencies must determine whether and to what extent they will implement the final revisions to Basel III released by the Basel Committee in December 2017.

In December 2018, the federal banking agencies published a final rule to amend their Regulatory Capital Rules to address the regulatory capital effects of forthcoming changes to GAAP set forth in the issuance by the FASB of ASU No. 2016-13, Financial Instruments - Credit Losses, Topic 326, Measurement of Credit Loses on Financial Instruments (ASU 2016-13), which introduces the current expected credit loss methodology to replace the incurred loss methodology for financial assets. The final rule identifies which credit loss allowances under the new accounting standard are eligible for inclusion in a banking organization’s regulatory capital and provides banking organizations with the option to phase in, over a three-year period, the adverse day-one regulatory capital effects of adoption of the new accounting standard on retained earnings, deferred tax assets, credit loss allowances, and average total consolidated assets. For SEC reporting companies, such as KeyCorp, the new accounting standard will become effective for the first fiscal year starting after December 15, 2019.

Additional recent regulatory capital-related developments are discussed below under the heading “Other Regulatory Developments - Economic Growth, Regulatory Relief, and Consumer Protection Act.”
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
Under the Liquidity Coverage Rules, KeyCorp must calculate a Modified LCR on a monthly basis and is required to satisfy a minimum Modified LCR requirement of 100%. At December 31, 2018, KeyCorp’s Modified LCR was above 100%. In the future, KeyCorp may change the composition of our investment portfolio, increase the size of the overall investment portfolio, and modify product offerings to enhance or optimize our liquidity position.

In December 2016, the Federal Reserve adopted a final rule to implement public disclosure requirements for the LCR and Modified LCR. Under the final rule, each calendar quarter KeyCorp must publicly disclose certain quantitative information regarding its Modified LCR calculation, together with a discussion of the factors that have a significant effect on its Modified LCR. That discussion may include the main drivers of the Modified LCR; changes in the Modified LCR over time and the cause(s) of such changes; the composition of eligible high-quality liquid assets; concentration of funding sources; derivative exposures and potential capital calls; any currency mismatch; and the centralized liquidity management function of the organization and its interaction with other functional areas. KeyCorp began complying with these disclosure requirements for the calendar quarter beginning October 1, 2018.

The federal banking agencies commenced implementation of the Basel III NSFR in the United States in April and May 2016, with the release of a proposed rule to implement a minimum net stable funding ratio (“NSFR”) requirement for certain internationally active banking organizations (excluding KeyCorp) and a modified version of the minimum NSFR requirement (“Modified NSFR”) for BHCs and other depository institution holding companies with over $50 billion in consolidated assets that are not internationally active (including KeyCorp), together with quarterly public disclosure requirements. The proposed rule would require banking organizations to satisfy a minimum NSFR requirement of 1.0 on an ongoing basis. However, banking organizations that would be subject to the Modified NSFR (like KeyCorp) would be required to maintain a lower minimum amount of available stable funding, equal to 70% of the required stable funding under the NSFR. The comment period for the NPR expired on August 5, 2016.

Recent developments regarding liquidity requirements are discussed below under the heading “Other Regulatory Developments - Economic Growth, Regulatory Relief, and Consumer Protection Act.”

Capital planning and stress testing
The Federal Reserve’s capital plan rule requires each U.S.-domiciled, top-tier BHC with total consolidated assets of at least $50 billion (like KeyCorp) to develop and maintain a written capital plan supported by a robust internal capital adequacy process. The capital plan must be submitted to the Federal Reserve for supervisory review in connection with its CCAR (described below). The supervisory review includes an assessment of many factors, including KeyCorp’s ability to maintain capital above each minimum regulatory capital ratio on a pro forma basis under expected and stressful conditions throughout the planning horizon. KeyCorp is also subject to the Federal Reserve’s supervisory expectations for capital planning and capital positions as a large, noncomplex BHC, as set forth in a Federal Reserve guidance document issued on December 18, 2015 (“SR Letter 15-19”). Under SR Letter 15-19, the Federal Reserve identifies its core capital planning expectations regarding governance; risk management; internal controls; capital policy; capital positions; incorporating stressful conditions and events; and estimating impact on capital positions for large and noncomplex firms building upon the capital planning requirements under its capital plan and stress test rules. SR Letter 15-19 also provides detailed supervisory expectations on such a firm’s capital planning processes.
The Federal Reserve’s CCAR is an intensive assessment of the capital adequacy of large U.S. BHCs and of the practices these BHCs use to assess their capital needs. The Federal Reserve expects BHCs subject to CCAR to have and maintain regulatory capital in an amount that is sufficient to withstand a severely adverse operating environment and, at the same time, be able to continue operations, maintain ready access to funding, meet obligations to creditors and counterparties, and provide credit intermediation.
As part of the CCAR, the Federal Reserve conducts a supervisory stress test on KeyCorp, pursuant to which the Federal Reserve projects revenue, expenses, losses, and resulting post-stress capital levels and regulatory capital ratios under conditions that affect the U.S. economy or the financial condition of KeyCorp, including supervisory baseline, adverse, and severely adverse scenarios, that are determined by the Federal Reserve. KeyCorp filed its 2018 CCAR capital plan on April 5, 2018. The 2018 CCAR results, which included the supervisory stress test methodology and certain firm-specific results for the participating covered companies (including KeyCorp), were publicly released by the Federal Reserve on June 28, 2018. That same day, the Federal Reserve announced that it did not object to our 2018 capital plan.

KeyCorp and KeyBank have also been required to conduct their own company-run stress tests to assess the impact of stress scenarios (including supervisor-provided baseline, adverse, and severely adverse scenarios and, for KeyCorp, one KeyCorp-defined baseline scenario and at least one KeyCorp-defined stress scenario) on their consolidated earnings, losses, and capital over a nine-quarter planning horizon, taking into account their current condition, risks, exposures, strategies, and activities. While KeyBank has only had to conduct an annual stress test, KeyCorp has had to conduct both an annual and a mid-cycle stress test. KeyCorp and KeyBank have been required to report the results of their annual stress tests to the Federal Reserve and the OCC. KeyCorp has been required to report the results of its mid-cycle stress test to the Federal Reserve. KeyCorp and KeyBank published the results of their company-run annual stress test on June 21, 2018. KeyCorp published the results of its company-run mid-cycle stress test on October 10, 2018. Summaries of the results of these company-run stress tests have been disclosed each year under the “Regulatory Disclosures and Filings” tab of Key’s Investor Relations website: http://www.key.com/ir.

On February 5, 2019, the Federal Reserve announced that for 2019 certain less-complex BHCs with total consolidated assets between $100 billion and $250 billion (including KeyCorp) will not be subject to supervisory stress testing or company-run stress testing and will not be required to participate in CCAR or submit a capital plan to the Federal Reserve. However, the Federal Reserve indicated that each of these firms (including KeyCorp) remains subject to the requirement to develop and maintain a capital plan which will have to be reviewed and approved by the firm’s board of directors (or committee thereof) at least annually. KeyBank, like KeyCorp, will not have to conduct a company-run stress test in 2019 since the OCC informed OCC-regulated institutions with total consolidated assets from $100 billion to less than $250 billion that they will not be required to comply with any stress testing requirements in 2019.
Recent developments in capital planning and stress testing
On February 5, 2019, the Federal Reserve finalized a set of changes that will increase the transparency of its stress test program while maintaining the Federal Reserve’s ability to test the resilience of the nation’s largest, most complex banks. These changes were made to respond to public and industry calls for more transparency around the CCAR program.
One of these changes establishes a process for the release of more information regarding the models used by the Federal Reserve to estimate hypothetical losses in supervisory stress tests. Under this process, the following information will be made available to the public by the Federal Reserve in the first quarter of each calendar year: (1) a range of loss rates, estimated using Federal Reserve models, for loans held by CCAR firms; (2) portfolios of hypothetical loans with loss rates estimated by Federal Reserve models; and (3) more detailed descriptions of the Federal Reserve’s models, such as certain equations and key variables that influence the results of those models.
On February 5, 2019, the Federal Reserve also adopted a Stress Testing Policy Statement. The Policy Statement describes the principles, policies, and procedures that guide the development, implementation, and validation of the Federal Reserve’s supervisory stress test models and complements the Federal Reserve’s Policy Statement on Scenario Design (discussed below).
Finally, on February 5, 2019, the Federal Reserve amended its Policy Statement on the Scenario Design Framework for Stress Testing. The amendments (1) clarify when the Federal Reserve may adopt a change in the unemployment rate in the severely adverse scenario of less than four percentage points; and (2) institute a guide that limits procyclicality in the stress test to the change in the house price index in the severely adverse scenario.

In a separate release, published April 10, 2018, the Federal Reserve invited comment on a proposal to integrate certain aspects of the Federal Reserve’s Regulatory Capital Rules with the CCAR and stress test rules, in order to simplify the overall capital framework that is currently applicable to banking organizations subject to the capital plan rule (including KeyCorp).  Under the proposal, the Federal Reserve would (1) amend the capital conservation buffer requirement under the Regulatory Capital Rules by replacing the static risk-weighted assets component of the buffer with a new measure, the stress capital buffer, which would be based on the results of an individual banking organization’s supervisory stress test; (2) introduce a stress leverage buffer requirement that would replace the existing Tier 1 leverage requirement under CCAR; (3) modify certain assumptions under the supervisory stress test; (4) remove the 30% dividend payout ratio limitation as a criterion for heightened supervisory scrutiny of an organization’s capital plan; and (5) eliminate the CCAR quantitative objection.

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

Additional recent developments in capital planning and stress testing are discussed below under the heading “Other Regulatory Developments - Economic Growth, Regulatory Relief, and Consumer Protection Act.”

Dividend restrictions
Federal law and regulation impose limitations on the payment of dividends by our national bank subsidiaries, like KeyBank. Historically, dividends paid by KeyBank have been an important source of cash flow for KeyCorp to pay dividends on its equity securities and interest on its debt. Dividends by our national bank subsidiaries are limited to the lesser of the amounts calculated under an earnings retention test and an undivided profits test. Under the earnings retention test, without the prior approval of the OCC, a dividend may not be paid if the total of all dividends declared by a bank in any calendar year is in excess of the current year’s net income combined with the retained net income of the two preceding years. Under the undivided profits test, a dividend may not be paid in excess of a bank’s undivided profits. Moreover, under the FDIA, an insured depository institution may not pay a dividend if the payment would cause it to be less than “adequately capitalized” under the prompt corrective action framework or if the institution is in default in the payment of an assessment due to the FDIC. Similarly, under the Regulatory Capital Rules, a banking organization that fails to satisfy the minimum capital conservation buffer requirement will be subject to certain limitations, which include restrictions on capital distributions. For more information about the payment of dividends by KeyBank to KeyCorp, please see Note 3 (“Restrictions on Cash, Dividends, and Lending Activities”) in this report.

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

As required under the Dodd-Frank Act, in March 2015, the FDIC approved a final rule to impose a surcharge on the quarterly deposit insurance assessments of insured depository institutions having total consolidated assets of at least $10 billion (like KeyBank). The surcharge was 4.5 cents per $100 of the institution’s assessment base (after making certain adjustments). Beginning July 1, 2016, KeyBank was required to pay a surcharge to assist in bringing the reserve ratio to the statutory minimum of 1.35%. On November 28, 2018, the FDIC announced that the DIF reserve ratio reached 1.36% on September 30, 2018, exceeding the statutory minimum of 1.35%. The last quarterly surcharge was included in the December 2018 assessments for insured depository institutions with total consolidated assets of $10 billion or more (like KeyBank), and no shortfall assessment will be imposed.

In December 2016, the FDIC issued a final rule that imposes recordkeeping requirements on insured depository institutions with two million or more deposit accounts (including KeyBank), to facilitate rapid payment of insured deposits to customers if such an institution were to fail. The rule requires those insured depository institutions to: (i) maintain complete and accurate data on each depositor’s ownership interest by right and capacity for all of the institution’s deposit accounts; and (ii) develop the capability to calculate the insured and uninsured amounts for each deposit owner within 24 hours of failure. The FDIC will conduct periodic testing of compliance with these requirements, and institutions subject to the rule must submit to the FDIC a certification of compliance, signed by the bank’s CEO, and deposit insurance coverage summary report on or before the mandatory compliance date and annually thereafter. The final rule became effective on April 1, 2017, with a mandatory compliance date of April 1, 2020. The FDIC has been releasing Frequently Asked Questions for Part 370 on a rolling basis, and has committed to continue this practice as institutions subject to the rule present issues associated with its implementation that require FDIC consultation.
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
Resolution and recovery plans
BHCs with at least $50 billion in total consolidated assets, like KeyCorp, are required to periodically submit to the Federal Reserve and FDIC a plan discussing how the company could be rapidly and orderly resolved if the company failed or experienced material financial distress. Insured depository institutions with at least $50 billion in total consolidated assets, like KeyBank, are also required to submit a resolution plan to the FDIC. These plans are due annually unless the requirement to submit the plans is deferred by the regulators. On December 1, 2017, KeyCorp submitted its resolution plan to the Federal Reserve and the FDIC. KeyBank submitted its resolution plan to the FDIC on June 20, 2018. KeyCorp was not required to submit a resolution plan in 2018 because the FDIC and Federal Reserve deferred such requirement (for 14 firms, including KeyCorp) until December 2019. KeyBank will not be required to submit a resolution plan in 2019 because the FDIC extended the next filing due date for all depository institution resolution plan submissions until no sooner than July 1, 2020. The Federal Reserve and FDIC make available on their websites the public sections of resolution plans for the companies, including KeyCorp and KeyBank, that submitted plans. The public section of the resolution plans of KeyCorp and KeyBank is available at http://www.federalreserve.gov/supervisionreg/resolution-plans.htm and https://www.fdic.gov/regulations/reform/resplans/.

On September 28, 2016, the OCC released final guidelines that establish standards for recovery planning by certain large OCC-regulated institutions, including KeyBank. The guidelines require such institutions to establish a comprehensive framework for evaluating the financial effects of severe stress events, and recovery actions an institution may pursue to remain a viable, going concern during a period of severe financial stress. Because KeyBank had average total consolidated assets of greater than $100 billion but less than $750 billion as reported on KeyBank’s Consolidated Reports of Condition and Income for the four most recent consecutive quarters as of January 1, 2017, it was required to be in compliance with the guidelines no later than January 1, 2018. We believe that KeyBank is in compliance with the guidelines. On December 27, 2018, however, the OCC amended its recovery planning guidelines to increase, from $50 billion to $250 billion, the asset threshold for applying the guidelines to large OCC-regulated institutions. KeyBank is, therefore, no longer subject to the guidelines.
Other Regulatory Developments
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
The Volcker Rule excepts certain transactions from the general prohibition against proprietary trading, including transactions in government securities (e.g., U.S. Treasuries or any instruments issued by the GNMA, FNMA, FHLMC, a Federal Home Loan Bank, or any state or a political division of any state, among others); transactions in connection with underwriting or market-making activities; and transactions as a fiduciary on behalf of customers. A banking entity may also engage in risk-mitigating hedging activity if it can demonstrate that the hedge reduces or mitigates a specific, identifiable risk or aggregate risk position of the entity. The banking entity is required to conduct an analysis supporting its hedging strategy and the effectiveness of the hedges must be monitored and, if necessary, adjusted on an ongoing basis. Banking entities with more than $50 billion in total consolidated assets and liabilities, like Key, that engage in permitted trading transactions are required to implement enhanced compliance programs, to regularly report data on trading activities to the regulators, and to provide a CEO attestation that the entity’s compliance program is reasonably designed to comply with the Volcker Rule.
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

Key does not anticipate that the proprietary trading restrictions in the Volcker Rule will have a material impact on its business, but it may be required to divest certain fund investments as discussed in more detail in Note 6 (“Fair Value Measurements”) in Item 8 of this report. On January 13, 2017, Key filed for an additional extension for illiquid funds, to retain certain indirect investments until the earlier of the date on which the investment is conformed or is expected to mature or July 21, 2022. The application for an extension was approved on February 14, 2017. As of December 31, 2018, we have not committed to a plan to sell these investments. Therefore, these investments continue to be valued using the net asset value per share methodology.

On June 5, 2018, five federal agencies requested public comment on a proposal that would amend the Volcker Rule. The stated objective of the new proposal is to simplify and tailor compliance requirements relating to the Volcker Rule. Among other things, the new proposal would (1) tailor the rule’s compliance requirements based on the size of a firm’s trading assets and liabilities; (2) revise the term “trading account” by replacing the short-term intent-based prong with a new accounting-based prong; (3) modify the eligibility criteria for a banking entity to be able to rely on certain exemptions from the proprietary trading and covered fund prohibitions; and (4) simplify the trading activity information that a banking entity is required to provide to the agencies. In addition to requesting comment on the proposed changes, the five agencies requested comment on a large number of specific questions on various issues concerning implementation of the Volcker Rule. The proposal was published in the Federal Register on July 17, 2018, with a 60-day comment period. The comment period was later extended and expired on October 17, 2018.

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

On June 14, 2018, the Federal Reserve issued a final rule establishing SCCL requirements for BHCs with $250 billion or more in total consolidated assets. The final rule limits the aggregate net credit exposure of such a BHC to a single counterparty to 25% of the BHC’s tier 1 capital and limits the aggregate net credit exposure of a global systemically important bank (“GSIB”) to another GSIB to 15% of the GSIB’s tier 1 capital. The final rule does not apply to KeyCorp. The Federal Reserve has taken no further action on the early remediation requirements proposed in 2011.

Economic Growth, Regulatory Relief, and Consumer Protection Act

On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”) was enacted. EGRRCPA made certain amendments to the Dodd-Frank Act and other federal banking laws. Among other things, EGRRCPA raised, from $50 billion to $250 billion, the asset threshold above which the Federal Reserve is required to apply enhanced prudential standards and early remediation requirements (collectively, “EPSs”) to BHCs.

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

On October 31, 2018, the federal banking agencies issued two NPRs related to the implementation of EGRRCPA (“Tailoring NPRs”). The proposed rules would establish four risk-based categories of banking organizations with $100 billion or more in total consolidated assets and apply tailored capital and liquidity requirements to each respective category. Based on Key’s analysis of the proposal, KeyCorp would fall into the least restrictive of those categories (“Category IV Firms”). We are assessing the full extent of the impact to Key.

In one of the Tailoring NPRs, the Federal Reserve proposed to amend certain of the EPSs to apply tailored capital and liquidity standards to large BHCs in each of the four risk-based categories of institutions described in the Tailoring NPRs. Under this proposal, Category IV Firms (like KeyCorp) would be required to conduct internal liquidity stress tests quarterly rather than monthly and would be subject to simplified liquidity risk management requirements, including requirements to adopt a set of liquidity risk limits that is more limited than currently required, calculate collateral positions monthly rather than weekly, and monitor fewer elements of intraday liquidity risk exposures. Category IV Firms would still be required to maintain a liquidity buffer that is sufficient to meet the projected net stressed cash-flow need over a 30-day planning horizon under the firm’s internal liquidity stress test and would remain subject to monthly tailored FR 2052a liquidity reporting requirements. Also, under this proposal, Category IV Firms (like KeyCorp) would no longer be required to conduct and publicly disclose the results of company-run capital stress tests and would be subject to a supervisory capital stress test conducted by the Federal Reserve every other year rather than every year, as has been the case. The Federal Reserve indicated that it intends to issue a proposal in the future that would align the capital plan requirements applicable to Category IV Firms to the changes in capital stress testing requirements being proposed, and in that future proposal, the Federal Reserve plans to provide these firms with greater flexibility to develop their annual capital plans. The Federal Reserve further indicated that it plans to propose that the stress capital buffer that would be applicable to Category IV Firms would be calculated in a manner that would align with the proposed two-year supervisory stress testing cycle.

In the other Tailoring NPR, the federal banking agencies proposed to amend certain elements of their Regulatory Capital Rules and standardized liquidity requirements to apply tailored capital and liquidity requirements to large banking organizations in each of the four risk-based categories of institutions described in the Tailoring NPRs. Under this proposal, Category IV Firms (like KeyCorp) would not be subject to the LCR or the proposed NSFR standardized liquidity requirements. Therefore, if the proposal is adopted, KeyCorp would no longer be subject to the Modified LCR or the proposed Modified NSFR. The federal banking agencies also proposed that Category IV Firms would not be subject to the countercyclical capital buffer or the supplementary leverage ratio and would be allowed to opt out of including most elements of AOCI in regulatory capital. Under the current Regulatory Capital Rules, KeyCorp is not subject to the countercyclical capital buffer or the supplementary leverage ratio and is allowed to opt out of including AOCI elements in regulatory capital so that part of the proposal would not impact KeyCorp. Comments on the Tailoring NPRs were due by January 22, 2019.

In addition to raising the asset threshold for the application of EPSs to BHCs, EGRRCPA raised the asset threshold that triggers the requirement in Section 165(i)(2) of the Dodd-Frank Act for federally-regulated banks (like KeyBank) to conduct company-run stress tests on an annual basis from $10 billion to $250 billion in total consolidated assets. This provision is effective 18 months after the date of enactment of EGRRCPA. In December 2018 and January 2019, the federal banking agencies issued a proposal to implement this statutory change. Under this proposal, federally-regulated banks with total assets of less than $250 billion (like KeyBank) would no longer be required to conduct annual company-run stress tests while banks above this threshold would be required to conduct company-run stress tests every other year or in some cases, every year. Also, this proposal would remove the “adverse” scenario as a required scenario for all company-run and supervisory stress testing requirements applicable to BHCs and federally-regulated banks so that such stress tests would be required to include only “baseline” and “severely adverse” scenarios. The comment period for this proposal was scheduled to end on February 19, 2019, but was extended until March 14, 2019, by the OCC and until March 21, 2019, by the Federal Reserve.

EGRRCPA also amended the capital requirements for certain acquisition, development, and construction (“ADC”) loans. This statute allows the federal banking agencies to require depository institutions to assign a heightened risk weight to a high volatility commercial real estate (“HVCRE”) exposure under the Regulatory Capital Rules only if such exposure comes within the definition of an HVCRE ADC Loan as defined in EGRRCPA. The effect of this provision is to narrow the scope of exposures subject to a heightened risk weight. On July 6, 2018, the federal banking agencies issued a statement providing depository institutions (including KeyBank) and BHCs (including KeyCorp) with interim guidance concerning the application of this provision. On September 18, 2018, the federal banking agencies released a proposal to amend their Regulatory Capital Rules to revise the definition of an HVCRE exposure to conform to the statutory definition of an HVCRE ADC Loan and indicated that they would not take any further action on the HVADC aspect of the Simplification Proposal (issued by the agencies in September 2017) in light of the changes made by EGRRCPA. The agencies requested comment on various interpretive issues relating to this proposal. This proposal was published in the Federal Register on September 28, 2018, and comments were due by November 27, 2018.

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

Supervision and governance

On November 2, 2018, the Federal Reserve announced that it is adopting a new supervisory rating system for large financial institutions, including BHCs with total consolidated assets of $100 billion or more (like KeyCorp) (“LFI Rating System”), in order to align the Federal Reserve’s rating system with the post-crisis supervisory programs for these firms. The LFI Rating System will provide a supervisory evaluation of whether an institution possesses sufficient operational strength and resilience to maintain safe and sound operations through a range of conditions and will assess an institution’s capital planning and positions, liquidity risk management and positions, and governance and controls. Institutions subject to the LFI Rating System will be rated using the following scale: Broadly Meets Expectations, Conditionally Meets Expectations, Deficient-1, and Deficient-2, with the Conditionally Meets Expectations rating intended to be used as a transitory rating to allow an institution time to remediate a concern identified during the supervisory evaluation. The Federal Reserve intends to assign initial ratings under the LFI Rating System in 2019 to institutions that are subject to the Large Institution Supervision Coordinating Committee framework (excluding KeyCorp) and in 2020 for all other large financial institutions subject to this rating system (including KeyCorp).

The governance and controls component of the LFI Rating System is the subject of two separate, but related proposals: (1) proposed guidance regarding supervisory expectations for boards of directors of large financial institutions; and (2) proposed guidance regarding core principles for effective senior management, business management, and independent risk management and controls for large financial institutions. The proposed guidance regarding supervisory expectations for boards of directors (published by the Federal Reserve on August 3, 2017) identifies the attributes of effective boards of directors that would be used by an examiner to evaluate an institution’s governance and controls. The proposal also clarifies that for all institutions supervised by the Federal Reserve, most supervisory findings should be communicated to the organization’s senior management for corrective action and not its board of directors. In addition, the proposal identifies existing supervisory expectations for boards of directors set forth in Federal Reserve Supervision and Regulation Letters that could be eliminated or revised. The Federal Reserve extended the comment period for the proposed guidance regarding supervisory expectations for boards of directors until February 15, 2018.

On January 4, 2018, the Federal Reserve released the final proposal related to the LFI Rating System - the proposed guidance regarding core principles for effective senior management, business management, and independent risk management and controls for large financial institutions. This guidance would support the supervisory evaluation under the governance and controls component of the LFI Rating System, together with the above-mentioned guidance regarding the effectiveness of a firm’s board of directors. In general, the guidance proposes core principles for effective senior management, business line management, and the independent risk management and control function. The guidance encourages firms to establish a governance structure with appropriate levels of independence and stature, by appointing a Chief Risk Officer and a Chief Audit Officer. Finally, the guidance emphasizes the importance of independent risk management, internal controls, and internal audit, and establishes principles that firms should use to establish or augment those management and control frameworks. Comments on this proposal were due by March 15, 2018.

Community Reinvestment Act

The Community Reinvestment Act (“CRA”) was enacted in 1977 to encourage depository institutions to help meet the credit needs of the communities that they serve, including low- and moderate-income (“LMI”) neighborhoods, consistent with the institutions’ safe and sound operations. The CRA requires the federal banking agencies to assess the record of each institution that they supervise in meeting the credit needs of its entire community, including LMI neighborhoods.

On September 5, 2018, the OCC published in the Federal Register an advance notice of proposed rulemaking (“ANPR”) requesting public input on ways to revise the agency’s CRA regulations to update the framework by which the OCC assesses a bank’s CRA performance. The OCC stated that the purpose of updating the agency’s CRA regulations is to encourage more community and economic development in areas that need it most, bring greater clarity, consistency and certainty to the CRA evaluation process, and provide flexibility to accommodate banks with different business strategies. The OCC invited comments on a number of questions, including ones that concern the use of a metrics-based framework, the redefinition of assessment areas, and the expansion of CRA-qualifying activities. Comments on the ANPR were due by November 19, 2018. Any revision to the OCC’s CRA regulations would apply to national banks, including KeyBank.

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

As of December 31, 2018, approximately 74% of our loan portfolio consisted of commercial and industrial loans, commercial real estate loans, including commercial mortgage and construction loans, and commercial leases. These types of loans are typically larger than residential real estate loans and consumer loans and have a different risk profile. The deterioration of a larger loan or a group of these loans could cause a significant increase in nonperforming loans, which could result in net loss of earnings from these loans, an increase in the provision for loan and lease losses, and an increase in loan charge-offs.

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

During the Great Recession, the volatility and disruption that the capital and credit markets experienced reached extreme levels. This severe market disruption led to the failure of several substantial financial institutions, which caused the credit markets to constrict and also caused a widespread liquidation of assets. These asset sales, along with asset sales by other leveraged investors, including some hedge funds, rapidly drove down prices and valuations across a wide variety of traded asset classes. Asset price deterioration has a negative effect on the valuation of certain of the asset categories represented on our balance sheet, and reduces our ability to sell assets at prices we deem acceptable. Although the recovery has been in place for some time, a new recession would likely reverse recent positive trends in asset prices.

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

KeyBank and KeyCorp remain covered institutions under the Dodd-Frank Act’s heightened prudential standards and regulations, including its provisions designed to protect consumers from financial abuse. Like similarly-situated institutions, Key undergoes routine scrutiny from bank supervisors in the examination process and is subject to enforcement of regulations at the federal and state levels. Although most parts of the Dodd-Frank Act are now in effect, other significant regulations have been enacted with upcoming effective dates. As a result, some uncertainty remains as to the aggregate impact upon Key of significant regulations.
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

Additionally, federal banking law grants substantial enforcement powers to federal banking regulators. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders, and to initiate injunctive actions against banking organizations and affiliated parties. These enforcement actions may be initiated for violations of laws and regulations, for practices determined to be unsafe or unsound, or for practices or acts that are determined to be unfair, deceptive, or abusive.

For more information, see “Supervision and Regulation” in Item 1 of this report.

Changes in accounting policies, standards, and interpretations could materially affect how we report our financial condition and results of operations.

The FASB periodically changes the financial accounting and reporting standards governing the preparation of Key’s financial statements. Additionally, those bodies that establish and/or interpret the financial accounting and reporting standards (such as the FASB, SEC, and banking regulators) may change prior interpretations or positions on how these standards should be applied. These changes can be difficult to predict and can materially affect how Key records and reports its financial condition and results of operations. In some cases, Key could be required to retroactively apply a new or revised standard, resulting in changes to previously reported financial results. For example, in June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments that will, effective January 1, 2020, substantially change the accounting for credit losses on loans and other financial assets held by banks, financial institutions, and other organizations. The standard removes the existing “probable” threshold in GAAP for recognizing credit losses and instead requires companies to reflect their estimate of credit losses over the life of the financial assets. Companies must consider all relevant information when estimating expected credit losses, including details about past events, current conditions, and reasonable and supportable forecasts. The standard is likely to have a negative impact, potentially materially, on the allowance for loan and lease losses and capital at adoption in 2020; however, Key is still evaluating the impact. It is also possible that Key’s ongoing reported earnings and lending activity will be negatively impacted in periods following adoption.

III.  Operational Risk

We are subject to a variety of operational risks.

In addition to the other risks discussed in this section, we are subject to operational risk, which represents the risk of loss resulting from human error, inadequate or failed internal processes, internal controls, systems, and external events. Operational risk includes the risk of fraud by employees, clerical and record-keeping errors, nonperformance by vendors, threats to cybersecurity, and computer/telecommunications malfunctions. Operational risk also encompasses compliance and legal risk, which is the risk of loss from violations of, or noncompliance with, laws, rules, regulations, prescribed practices, or ethical standards, as well as the risk of our noncompliance with contractual and other obligations. We are also exposed to operational risk through our outsourcing arrangements, and the effect that changes in circumstances or capabilities of our outsourcing vendors can have on our ability to continue to perform operational functions necessary to our business, such as certain loan processing functions. For example, breakdowns or failures of our vendors’ systems or employees could be a source of operational risk to us. Resulting losses from operational risk could take the form of explicit charges, increased operational costs, harm to our reputation, inability to secure insurance, litigation, regulatory intervention or sanctions, or foregone business opportunities.

Our information systems may experience an interruption or breach in security.

We rely heavily on communications, information systems (both internal and provided by third parties) and the internet to conduct our business. Our business is dependent on our ability to process and monitor large numbers of daily transactions in compliance with legal, regulatory, and internal standards and specifications. In addition, a significant portion of our operations relies heavily on the secure processing, storage, and transmission of personal and confidential information, such as the personal information of our customers and clients. These risks may increase in the future as we continue to increase mobile payments and other internet-based product offerings and expand our internal usage of web-based products and applications. In addition, our ability to extend protections to customers’ information to individual customer devices is limited, especially if the customers willingly provide third parties access to their devices or information.

In the event of a failure, interruption, or breach of our information systems, we may be unable to avoid impact to our customers. Such a failure, interruption, or breach could result in legal liability, remediation costs, regulatory action, or reputational harm. Other U.S. financial service institutions and companies have reported breaches, some severe, in the security of their websites or other systems and several financial institutions, including Key, experienced significant distributed denial-of-service attacks, some of which involved sophisticated and targeted attacks intended to disable or degrade service, or sabotage systems. Other potential attacks have attempted to obtain unauthorized access to confidential information, hold for ransom, or alter or destroy data, often through the introduction of computer viruses or malware, phishing, cyberattacks, and other means. To date, none of these efforts has had a material adverse effect on our business or operations or resulted in any material disruption of our operations or material harm to our customers. Such security attacks can originate from a wide variety of sources, including persons who are involved with organized crime or who may be linked to terrorist organizations or hostile foreign governments. Those same parties may also attempt to fraudulently induce employees, customers, or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers or clients. Our security systems may not be able to protect our information systems from similar attacks due to the rapid evolution and creation of sophisticated cyberattacks. We are also subject to the risk that our employees may intercept and transmit unauthorized confidential or proprietary information. An interception, misuse or mishandling of personal, confidential, or proprietary information being sent to or received from a customer or third party could result in legal liability, remediation costs, regulatory action, and reputational harm. Over the last few years, several large companies have disclosed that they suffered substantial data security breaches, compromising millions of user accounts and credentials. To date, our losses and costs related to these breaches have not been material, but other similar events in the future could have a significant impact on us.

We rely on third parties to perform significant operational services for us.

Third parties perform significant operational services on our behalf. These third parties are subject to similar risks as Key relating to cybersecurity, breakdowns or failures of their own systems or employees. One or more of these third parties may experience a cybersecurity event or operational disruption and, if any such event does occur, it may not be adequately addressed, either operationally or financially, by such third party. Certain of these third parties may have limited indemnification obligations or may not have the financial capacity to satisfy their indemnification obligations. Financial or operational difficulties of a third party could also impair our operations if those difficulties interfere with such third party’s ability to serve us. Additionally, some of our outsourcing arrangements are located overseas and, therefore, are subject to risks unique to the regions in which they operate. If a critical third party is unable to meet our needs in a timely manner or if the services or products provided by such third party are terminated or otherwise delayed and if we are not able to develop alternative sources for these services and products quickly and cost-effectively, it could have a material adverse effect on our business. Additionally, regulatory guidance adopted by federal banking regulators related to how banks select, engage, and manage their third parties affects the circumstances and conditions under which we work with third parties and the cost of managing such relationships.

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

Natural disasters, including severe weather events of increasing strength and frequency due to climate change, acts of war or terrorism, and other adverse external events could have a significant impact on our ability to conduct business or upon third parties who perform operational services for us. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in lost revenue, or cause us to incur additional expenses.

Additionally, an extended period of shutdown of portions of the Federal government could negatively impact the financial performance of certain customers and could negatively impact customers’ future access to certain loan and guaranty programs.

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

Federal agencies’ actions to ensure stability of the U.S. financial system may have disruptive effects on us.

Since 2008, the federal government has taken unprecedented steps to provide stability to and confidence in the financial markets. For example, the Federal Reserve maintains a variety of stimulus policy measures designed to maintain a low interest rate environment. In the future, federal agencies may no longer support such initiatives. The discontinuation of such initiatives may have unanticipated or unintended impacts, perhaps severe, on the financial markets. These effects could include higher debt yields, a flatter or steeper slope to the yield curve, or unanticipated changes to quality spread premiums that may not follow historical relationships or patterns as the Federal Reserve gradually reverses quantitative easing and reduces the size of its balance sheet. In addition, new initiatives or legislation may not be implemented, or, if implemented, may not be adequate to counter any negative effects of discontinuing programs or, in the event of an economic downturn, to support and stabilize the economy.

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

V.  Market Risk

A reversal of the U.S. economic recovery and volatile or recessionary conditions in the U.S. or abroad could negatively affect our business or our access to capital markets.

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

Uncertainty about the future of LIBOR may adversely affect our business.
On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority (the “Authority”), which regulates LIBOR, announced that the Authority intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. It is unclear whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, and no consensus exists at this time as to what benchmark rate or rates may become accepted alternatives to LIBOR. In the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve and the Federal Reserve Bank of New York. Additionally, the International Swaps and Derivatives Association, Inc. launched a consultation on technical issues related to new benchmark fallbacks for derivatives contracts that reference certain interbank offered rates, including LIBOR, seeking industry input thereon.  At this time, it is not possible to predict the effect of the Authority’s announcement or other regulatory changes or announcements, any establishment of alternative reference rates, or any other reforms to LIBOR that may be enacted in the United Kingdom, the United States, or elsewhere. The uncertainty regarding the future of LIBOR as well as the transition from LIBOR to another benchmark rate or rates could have adverse impacts on floating-rate obligations, loans, deposits, derivatives, and other financial instruments that currently use LIBOR as a benchmark rate and, ultimately, adversely affect KeyCorp’s financial condition and results of operations.

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

Additionally, a significant portion of our business activities are concentrated within the commercial real estate, healthcare, and utilities market segments. The profitability of some of these market segments depends upon the health of the overall economy, seasonality, the impact of regulation, and other factors that are beyond our control and may be beyond the control of our customers in these market segments.

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

On December 22, 2017, the TCJ Act was signed into law. This comprehensive tax legislation provides for significant changes to the U.S. Internal Revenue Code of 1986, as amended, that impact corporate taxation requirements, such as the reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018. The TCJ Act retains the low-income housing and research and development credits and repeals the corporate alternative minimum tax. Other relevant changes include earlier recognition of certain revenue; accelerating expensing of investments in tangible property, including leasing assets; and limiting several deductions such as net business interest, mortgage and home equity interest, certain executive compensation, and meals and entertainment expense. Additionally, it doubles the standard deduction, thereby eliminating the need to itemize deductions for a large number of individual taxpayers.

Key continues to assess the overall impact of the TCJ Act on the future expected federal income tax obligations of our clients. We expect that Key’s future federal income tax liabilities will overall benefit from the provisions in the TCJ Act, as we experienced in 2018. However, we also expect that certain aspects of our business may change over time based on how the provisions in the TCJ Act may affect our customers and influence how we offer and deliver our products and services in the future. Refer to Note 13 (“Income Taxes”) for information on the impact of the TCJ Act to our 2018 financial results.

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

Our ability to compete depends on a number of factors, including, among others, our ability to develop and successfully execute our strategic plans and initiatives. Our strategic priorities include growing profitably and maintaining financial strength; effectively managing risk and reward; engaging a high-performing, talented, and diverse workforce; embracing the changes required by our clients and the marketplace; and acquiring, expanding, and retaining targeted client relationships. Our inability to execute on or achieve the anticipated outcomes of our strategic priorities may affect how the market perceives us and could impede our growth and profitability.

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

Our ability to compete successfully depends on a number of factors, including: our ability to develop and execute strategic plans and initiatives; our ability to develop, maintain, and build long-term customer relationships based on quality service and competitive prices; our ability to develop competitive products and technologies demanded by our customers, while maintaining our high ethical standards and an effective compliance program and keeping our assets safe and sound; our ability to attract, retain, and develop a highly competent employee workforce; and industry and general economic trends. Increased competition in the financial services industry, or our failure to perform in any of these areas, could significantly weaken our competitive position, which could adversely affect our growth and profitability.

Maintaining or increasing our market share depends upon our ability to adapt our products and services to evolving industry standards and consumer preferences, while maintaining competitive prices.

The continuous, widespread adoption of new technologies, including internet services and mobile devices (including smartphones and tablets), requires us to evaluate our product and service offerings to ensure they remain competitive. Our success depends, in part, on our ability to adapt our products and services, as well as our distribution of them, to evolving industry standards and consumer preferences. New technologies have altered consumer behavior by allowing consumers to complete transactions such as paying bills or transferring funds directly without the assistance of banks. New products allow consumers to maintain funds in brokerage accounts or mutual funds that would have historically been held as bank deposits. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer loans and deposits and related income generated from those products.

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

Our incentive compensation structure and sales practices are subject to review by our regulators, who may identify deficiencies in the structure of or issue additional guidance on our compensation practices, causing us to make changes that may affect our ability to offer competitive compensation to these individuals or that place us at a disadvantage to non-financial service competitors. Our ability to attract and retain talented employees may be affected by these developments or any new executive compensation limits and regulations.

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

KeyCorp consummated its merger with First Niagara on August 1, 2016. We continue to focus on realizing growth opportunities from the merger, including, among other things, enhanced revenues, revenue synergies, and an expanded market reach. If we are not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or may take longer to realize than expected. Failure to achieve these anticipated benefits could result in decreases in the amount of expected revenues and could have an adverse effect on our business, financial condition, operating results, and prospects.

VIII.  Model Risk

We rely on quantitative models to manage certain accounting, risk management, capital planning, and treasury functions.

We use quantitative models to help manage certain aspects of our business and to assist with certain business decisions, including estimating incurred loan and lease losses, measuring the fair value of financial instruments when reliable market prices are unavailable, estimating the effects of changing interest rates and other market measures on our financial condition and results of operations, managing risk (such as setting reserves), and for capital planning purposes (including during the CCAR capital planning process). Our modeling methodologies rely on many assumptions, historical analyses, correlations, and being compatible to the available data. These assumptions have certain limitations and may be incorrect, particularly in times of market distress, and the historical correlations on which we rely may no longer be relevant. Additionally, as businesses and markets evolve, our measurements may not accurately reflect this evolution. Even if the underlying assumptions and historical correlations used in our models are adequate, our models may be deficient due to errors in computer code, use of bad data during development or input into the model during model use, or the use of a model for a purpose outside the scope of the model’s design.

As a result, our models may not fully capture or express the risks we face, may suggest that we have sufficient capitalization when we may not, or may lead us to misjudge the business and economic environment in which we will operate. If our models fail to produce reliable results on an ongoing basis, we may not make appropriate risk management, capital planning, or other business or financial decisions. Furthermore, strategies that we employ to manage and govern the risks associated with our use of models may not be effective or fully reliable, and as a result, we may realize losses or other lapses.

Banking regulators continue to focus on the models used by banks and bank holding companies in their businesses. The failure or inadequacy of a model may result in increased regulatory scrutiny on us or may result in an enforcement action or proceeding against us by one of our regulators.
ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.
ITEM 2.  PROPERTIES
The headquarters of KeyCorp and KeyBank are located in Key Tower at 127 Public Square, Cleveland, Ohio 44114-1306. At December 31, 2018, Key leased approximately 477,744 square feet of the complex, encompassing the first 12 floors and the 54th through 56th floors of the 57-story Key Tower. In addition, Key owned two buildings in Brooklyn, Ohio, with office space that it operated from and leased out totaling approximately 563,458 square feet at December 31, 2018. Our office space is used by all of our segments. As of the same date, KeyBank owned 503 branches and leased 656 branches. The lease terms for applicable branches are not individually material, with terms ranging from month-to-month to 99 years from inception.
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

PART II
ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The disclosures included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements contained in Item 8 of this report, are incorporated herein by reference:

Page(s)
Discussion of our common shares, shareholder information and repurchase activities in the section captioned “Capital — Common shares outstanding”	61
Discussion of dividends in the section captioned “Capital — Dividends”	61
The following graph compares the price performance of our Common Shares (based on an initial investment of $100 on December 31, 2013, and assuming reinvestment of dividends) with that of the S&P 500 Index and a group of other banks that constitute our peer group. The peer group consists of the banks that make up the S&P 500 Regional Bank Index and the banks that make up the Standard & Poor’s 500 Diversified Bank Index. We are included in the S&P 500 Index and the peer group.

(a)	Share price performance is not necessarily indicative of future price performance.

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

As previously reported and as authorized by the Board and pursuant to our 2018 capital plan (which is effective through the second quarter of 2019) submitted to and not objected to by the Federal Reserve on June 28, 2018, we have authority to repurchase up to $1.225 billion of our Common Shares. During 2018, we repurchased $325 million of common shares under our 2017 capital plan authorization and $820 million under our 2018 capital plan authorization.

The following table summarizes our repurchases of our Common Shares for the three months ended December 31, 2018.

Calendar month	Total number of shares repurchased(a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased as part of publicly announced plans or programs(b)
October 1-31	683	19.94	683	37,660,930
November 1-30	14,466,022	$18.40	14,466,022	22,777,089
December 1-31	748,889	16.10	748,889	27,447,311
Total	15,215,594	$18.29	15,215,594

(a)	Includes Common Shares repurchased in the open market.

(b)
Calculated using the remaining general repurchase amount divided by the closing price of KeyCorp Common Shares as follows: on October 31, 2018, at $18.16; on November 30, 2018, at $18.34; and on December 31, 2018, at $14.78.

ITEM 6.  SELECTED FINANCIAL DATA

dollars in millions, except per share amounts	2018	2017	2016	2015	2014	Compound Annual Rate of Change (2014-2018)
YEAR ENDED DECEMBER 31,
Interest income	$4,878	$4,390	$3,319	$2,622	$2,554	13.8%
Interest expense	969	613	400	274	261	30.0
Net interest income	3,909	3,777	2,919	2,348	2,293	11.3
Provision for credit losses	246	229	266	166	57	34.0
Noninterest income	2,515	2,478	2,071	1,880	1,797	7.0
Noninterest expense	3,975	4,098	3,756	2,840	2,761	7.6
Income (loss) from continuing operations before income taxes	2,203	1,928	968	1,222	1,272	11.6
Income (loss) from continuing operations attributable to Key	1,859	1,289	790	915	939	14.6
Income (loss) from discontinued operations, net of taxes	7	7	1	1	(39)	N/A
Net income (loss) attributable to Key	1,866	1,296	791	916	900	15.7
Income (loss) from continuing operations attributable to Key common shareholders	1,793	1,219	753	892	917	14.4
Income (loss) from discontinued operations, net of taxes	7	7	1	1	(39)	N/A
Net income (loss) attributable to Key common shareholders	1,800	1,226	754	893	878	15.4
PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$1.72	$1.13	$.81	$1.06	$1.05	10.4
Income (loss) from discontinued operations, net of taxes	.01	.01	—	—	(.04)	N/A
Net income (loss) attributable to Key common shareholders (a)	1.73	1.14	.81	1.06	1.01	11.4
Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	1.70	1.12	.80	1.05	1.04	10.3
Income (loss) from discontinued operations, net of taxes — assuming dilution	.01	.01	—	—	(.04)	N/A
Net income (loss) attributable to Key common shareholders — assuming dilution (a)	1.71	1.13	.80	1.05	.99	11.6
Cash dividends paid	.565	.38	.33	.29	.25	17.7
Book value at year end	13.90	13.09	12.58	12.51	11.91	3.1
Tangible book value at year end	11.14	10.35	9.99	11.22	10.65	.9
Market price at year end	14.78	20.17	18.27	13.19	13.90	1.2
Dividend payout ratio	32.7%	33.3%	40.7%	27.4%	24.8%	N/A
Weighted-average common shares outstanding (000)	1,040,890	1,072,078	927,816	834,846	871,464	3.6
Weighted-average common shares and potential common shares outstanding (000) (b)	1,054,682	1,088,593	938,536	844,489	878,199	3.7
AT DECEMBER 31,
Loans	$89,552	$86,405	$86,038	$59,876	$57,381	9.3%
Earning assets	125,803	123,490	121,966	83,780	82,269	8.9
Total assets	139,613	137,698	136,453	95,131	93,820	8.3
Deposits	107,309	105,235	104,087	71,046	71,998	8.3
Long-term debt	13,732	14,333	12,384	10,184	7,874	11.8
Key common shareholders’ equity	14,145	13,998	13,575	10,456	10,239	6.7
Key shareholders’ equity	15,595	15,023	15,240	10,746	10,530	8.2
PERFORMANCE RATIOS — FROM CONTINUING OPERATIONS
Return on average total assets	1.36%	.96%	.70%	.99%	1.08%	N/A
Return on average common equity	12.88	8.65	6.26	8.63	9.01	N/A
Return on average tangible common equity (c)	16.22	10.84	7.39	9.64	10.04	N/A
Net interest margin (TE)	3.17	3.17	2.92	2.88	2.97	N/A
Cash efficiency ratio (c)	60.0	63.5	73.7	65.9	66.2	N/A
PERFORMANCE RATIOS — FROM CONSOLIDATED OPERATIONS
Return on average total assets	1.35%	.96%	.69%	.97%	.99%	N/A
Return on average common equity	12.93	8.70	6.27	8.64	8.63	N/A
Return on average tangible common equity (c)	16.28	10.90	7.40	9.65	9.61	N/A
Net interest margin (TE)	3.15	3.15	2.91	2.85	2.94	N/A
Loan to deposit (d)	85.6	84.4	85.2	87.8	84.6	N/A
CAPITAL RATIOS AT DECEMBER 31,
Key shareholders’ equity to assets	11.17%	10.91%	11.17%	11.30%	11.22%	N/A
Key common shareholders’ equity to assets	10.15	10.17	9.95	10.99	10.91	N/A
Tangible common equity to tangible assets (c)	8.30	8.23	8.09	9.98	9.88	N/A
Common Equity Tier 1	9.93	10.16	9.54	10.94	N/A	N/A
Tier 1 common equity	N/A	N/A	N/A	N/A	11.17	N/A
Tier 1 risk-based capital	11.08	11.01	10.89	11.35	11.90	N/A
Total risk-based capital	12.89	12.92	12.85	12.97	13.89	N/A
Leverage	9.89	9.73	9.90	10.72	11.26	N/A
TRUST ASSETS
Assets under management	$36,775	$39,588	$36,592	$33,983	$39,157	(1.2)%
OTHER DATA
Average full-time-equivalent employees	18,180	18,415	15,700	13,483	13,853	5.6%
Branches	1,159	1,197	1,217	966	994	3.1

(a)	EPS may not foot due to rounding.

(b)	Assumes conversion of Common Share options and other stock awards and/or convertible preferred stock, as applicable.

(c)
See the section entitled “GAAP to Non-GAAP Reconciliations,” which presents the computations of certain financial measures related to “tangible common equity” and “cash efficiency.” The section includes tables that reconcile the GAAP performance measures to the corresponding non-GAAP measures, which provides a basis for period-to-period comparisons.

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

Long-term financial targets

Positive Operating Leverage

Generate positive operating leverage and a cash efficiency ratio in the range of 54.0% to 56.0%.

Over the past year, we improved our cash efficiency ratio by over 300 basis points. During 2018, we announced a cost savings target of $200 million in 2019, representing approximately 5% of our total expenses. We expect to reach our targeted cash efficiency ratio range of 54.0% to 56.0% by the second half of 2019.

Moderate Risk Profile

Maintain a moderate risk profile by targeting a net loan charge-offs to average loans ratio in the range of .40% to .60% through a credit cycle.

During 2018, our net loan charge-offs to average loans ratio remained below our targeted range. We continue to remain consistent and disciplined in our credit underwriting and portfolio management and are committed to maintaining our moderate risk profile in 2019.

Financial Return

A return on average tangible common equity in the range of 16.00% to 19.00%.

During 2018, we reached a record level of revenue of $6.4 billion and repurchased over $1.1 billion of Common Shares. The return on tangible common equity ratio increased during each quarter of 2018. In 2019, we remain committed to consistently delivering on our stated priorities of supporting organic growth, increasing dividends, and prudently repurchasing Common Shares.

Corporate strategy

We remain committed to enhancing long-term shareholder value by continuing to execute our relationship-based business model, growing our franchise, and being disciplined in our capital management. Our strategic focus is to deliver ease, value, and expertise to help our clients make better financial decisions and build enduring relationships. We intend to pursue this strategy by growing profitably; acquiring and expanding targeted client relationships; effectively managing risk and rewards; maintaining financial strength; and engaging, retaining, and inspiring our diverse and high-performing workforce. These strategic priorities for enhancing long-term shareholder value are described in more detail below.

•
Grow profitably — We intend to continue to focus on generating positive operating leverage by growing revenue and creating a more efficient operating environment. We expect our relationship business model to keep generating organic growth as it helps us expand engagement with existing clients and attract new customers. We plan to leverage our continuous improvement culture to maintain an efficient cost structure that is aligned, sustainable, and consistent with the current operating environment and that supports our relationship business model.

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

•
Maintain financial strength — With the foundation of a strong balance sheet, we intend to remain focused on sustaining strong reserves, liquidity and capital. We plan to work closely with our Board and regulators to manage capital to support our clients’ needs and drive long-term shareholder value. Our capital remains a competitive advantage for us.

•
Engage a high-performing, talented, and diverse workforce — Every day our employees provide our clients with great ideas, extraordinary service, and smart solutions. We intend to continue to engage our high-performing, talented, and diverse workforce to create an environment where they can make a difference, own their careers, be respected, and feel a sense of pride.

Strategic developments

We took the following actions during 2018 in support of our corporate strategy:

•
We continued to grow profitably during 2018. Our cash efficiency ratio improved to 60.0%, a decrease of over 300 basis points when compared to 2017. We achieved our sixth consecutive year of positive operating leverage, with a record $6.4 billion of total revenue and all-time highs in several of our fee-based business, including investment banking and debt placement fees. Our expenses were also well-managed, as we maintained our focus on efficiency while continuing to invest in our business.

•
Our 2017 acquisitions of Cain Brothers and KMS, as well as continued strength in our core businesses, contributed to the increase in noninterest income during 2018 compared to a year ago as we acquire and expand targeted client relationships. We had a record year in investment banking and debt placement fees of $650 million, benefiting from organic growth and the Cain Brothers acquisition. Excluding the impact of the new revenue recognition accounting standard, cards and payments income and service charges on deposit accounts increased from 2017 due to the full year benefit of the KMS acquisition and growth in credit and debit card fees, purchase and prepaid card fees, and merchant services income.

•
During 2018, we effectively managed risk and rewards as net loan charge-offs were .26% of average loans, below our targeted range. Net loan charge-offs increased from 2017, mainly due to an increase in gross loan charge-offs in our commercial loan portfolio, which were partially offset by a decrease in gross loan charge-offs in our consumer loan portfolio.

•
Maintaining financial strength while driving long-term shareholder value was again a focus during 2018. At December 31, 2018, our Common Equity Tier 1 and Tier 1 risk-based capital ratios stood at 9.93% and 11.08%, respectively. During 2018, we repurchased $325 million of Common Shares under our 2017 capital plan authorization and $820 million under our 2018 capital plan authorization. Our full-year dividend for 2018 was $.565, a 49% increase from the previous year.

•
We remained committed to our strategy to engage a high-performing, talented, and diverse workforce. In 2018, we expanded our employee resource groups, hosting a leadership conference for members and adding an eleventh group. To communicate to our team members the role they play in diversity and inclusion, we offered trainings sessions on unconscious bias. Our commitments to utilizing a diverse supply chain were acknowledged by Minority Business News USA, as Key was named a 2018 Best of the Decade honoree.

Results of Operations

Earnings Overview

The following chart provides a reconciliation of net income from continuing operations attributable to Key common shareholders for the year ended December 31, 2017, to the year ended December 31, 2018 (dollars in millions):

(a)	Includes Net income (loss) attributable to noncontrolling interest and Preferred dividends.
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

To make it easier to compare both the results among several periods and the yields on various types of earning assets (some taxable, some not), we present net interest income in this discussion on a “TE basis” (i.e., as if all income were taxable and at the same rate). For example, $100 of tax-exempt income would be presented as $126, an amount that, if taxed at the statutory federal income tax rate of 21%, would yield $100. Prior to 2018, $100 of tax-exempt income would be presented as $154, an amount that, if taxed at the previous statutory federal income tax rate of 35%, would yield $100.

Figure 1 shows the various components of our balance sheet that affect interest income and expense, and their respective yields or rates over the past five years. This figure also presents a reconciliation of TE net interest income to net interest income reported in accordance with GAAP for each of those years. The net interest margin, which is an indicator of the profitability of our earning assets less the cost of funding, is calculated by dividing taxable-equivalent net interest income by average earning assets.
TE net interest income for 2018 was $3.9 billion, and the net interest margin was 3.17%, compared to TE net interest income of $3.8 billion and a net interest margin of 3.17% for the prior year. Both net interest income and the net interest margin reflect the benefit from higher earning asset balances and yields, partly offset by higher deposit betas and lower purchase accounting accretion. TE net interest income for 2017 increased $877 million from 2016 and the net interest margin increased by 25 basis points. 2017 included the full year impact of the First Niagara acquisition, including purchase accounting accretion. In addition, 2017 benefited from higher interest rates, low deposit betas, and growth in core earning asset balances. In 2019, we expect TE net interest income to be in the range of $4.0 billion to $4.1 billion, with our outlook assuming no additional interest rate increases in 2019.

(a)	Average deposits for the years ended December 31, 2015, and December 31, 2014, exclude deposits in foreign office.

Average loans totaled $88.3 billion for 2018, compared to $86.4 billion in 2017. The increase reflects broad-based growth in commercial and industrial loans and indirect auto lending, partially offset by lower levels of utilization and higher paydowns in commercial real estate and construction loans, and home equity lines of credit. For 2019, we anticipate average loans to be in the range of $90 billion to $91 billion.

Average deposits totaled $105.1 billion for 2018, an increase of $2.1 billion compared to 2017, reflecting growth in higher-yielding deposit products, as well as strength in Key’s retail banking franchise and growth from commercial relationships. For 2019, we anticipate average deposits to be in the range of $108 billion to $109 billion.

Figure 1. Consolidated Average Balance Sheets, Net Interest Income, and Yields/Rates from Continuing Operations

Year ended December 31,	2018			2017
dollars in millions	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)
ASSETS
Loans (b), (c)
Commercial and industrial (d)	$44,418	$1,926	4.34%	$40,848	$1,613	3.95%
Real estate — commercial mortgage	14,267	698	4.90	14,878	687	4.62
Real estate — construction	1,816	90	4.97	2,143	103	4.78
Commercial lease financing	4,534	168	3.70	4,677	185	3.96
Total commercial loans	65,035	2,882	4.43	62,546	2,588	4.14
Real estate — residential mortgage	5,473	217	3.97	5,499	214	3.89
Home equity loans	11,530	547	4.74	12,380	536	4.33
Consumer direct loans	1,782	137	7.66	1,765	126	7.12
Credit cards	1,092	125	11.40	1,055	118	11.15
Consumer indirect loans	3,426	146	4.27	3,120	148	4.75
Total consumer loans	23,303	1,172	5.03	23,819	1,142	4.79
Total loans	88,338	4,054	4.59	86,365	3,730	4.32
Loans held for sale	1,501	66	4.43	1,325	52	3.96
Securities available for sale (b), (e)	17,898	409	2.20	18,548	369	1.96
Held-to-maturity securities (b)	12,003	284	2.37	10,515	222	2.11
Trading account assets	893	29	3.25	949	27	2.81
Short-term investments	2,450	46	1.86	2,363	26	1.11
Other investments (e)	697	21	3.04	712	17	2.35
Total earning assets	123,780	4,909	3.94	120,777	4,443	3.67
Allowance for loan and lease losses	(878)			(865)
Accrued income and other assets	13,910			13,807
Discontinued assets	1,212			1,448
Total assets	$138,024			$135,167
LIABILITIES
NOW and money market deposit accounts	$56,001	297.53		$54,032	143.26
Savings deposits	5,704	14.24		6,569	13.20
Certificates of deposit ($100,000 or more)(f)	7,728	139	1.80	6,233	82	1.31
Other time deposits	5,025	67	1.34	4,698	40.85
Deposits in foreign office	—	—	—	—	—	—
Total interest-bearing deposits	74,458	517.69		71,532	278.39
Federal funds purchased and securities sold under repurchase agreements	928	11	1.14	517	1.24
Bank notes and other short-term borrowings	915	21	2.34	1,140	15	1.34
Long-term debt (f), (g)	12,715	420	3.27	11,921	319	2.69
Total interest-bearing liabilities	89,016	969	1.09	85,110	613.72
Noninterest-bearing deposits	30,593			31,414
Accrued expense and other liabilities	2,071			1,970
Discontinued liabilities (g)	1,212			1,448
Total liabilities	122,892			119,942
EQUITY
Key shareholders’ equity	15,131			15,224
Noncontrolling interests	1			1
Total equity	15,132			15,225
Total liabilities and equity	$138,024			$135,167
Interest rate spread (TE)			2.85%			2.95%
Net interest income (TE) and net interest margin (TE)		3,940	3.17%		3,830	3.17%
Less: TE adjustment (b)		31			53
Net interest income, GAAP basis		$3,909			$3,777

(a)	Results are from continuing operations. Interest excludes the interest associated with the liabilities referred to in (g) below, calculated using a matched funds transfer pricing methodology.

(b)	Interest income on tax-exempt securities and loans has been adjusted to a TE basis using the statutory federal income tax rate in effect that calendar year.

(c)	For purposes of these computations, nonaccrual loans are included in average loan balances.

(d)
Commercial and industrial average balances include $126 million, $117 million, $99 million, $88 million, and $93 million of assets from commercial credit cards for the years ended December 31, 2018, December 31, 2017, December 31, 2016, December 31, 2015, and December 31, 2014, respectively.

Figure 1. Consolidated Average Balance Sheets, Net Interest Income, and Yields/Rates from Continuing Operations (Continued)

2016			2015			2014			Compound Annual Rate of Change (2014-2018)
Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest

$35,276	$1,215	3.45%	$29,658	$953	3.21%	$26,375	$866	3.28%	11.0%	17.3%
11,063	451	4.07	8,020	295	3.68	7,999	303	3.79	12.3	18.2
1,460	76	5.22	1,143	43	3.73	1,061	43	4.07	11.3	15.9
4,261	161	3.78	3,976	143	3.60	4,239	156	3.67	1.4	1.5
52,060	1,903	3.66	42,797	1,434	3.35	39,674	1,368	3.45	10.4	16.1
3,632	148	4.09	2,244	95	4.21	2,201	96	4.37	20.0	17.7
11,286	456	4.04	10,503	418	3.98	10,639	428	4.02	1.6	5.0
1,661	113	6.79	1,580	103	6.54	1,501	104	6.92	3.5	5.7
916	98	10.73	752	81	10.76	712	78	10.95	8.9	9.9
1,593	89	5.58	718	46	6.43	952	60	6.31	29.2	19.5
19,088	904	4.74	15,797	743	4.70	16,005	766	4.79	7.8	8.9
71,148	2,807	3.95	58,594	2,177	3.71	55,679	2,134	3.83	9.7	13.7
979	34	3.51	959	37	3.85	570	21	3.76	21.4	25.7
16,661	329	1.98	13,720	293	2.14	12,210	277	2.27	7.9	8.1
6,275	122	1.94	4,936	96	1.95	4,949	93	1.88	19.4	25.0
884	23	2.59	761	21	2.80	932	25	2.70	(.9)	3.0
4,656	22.47		2,843	8.27		2,886	6.21		(3.2)	50.3
679	16	2.37	706	18	2.63	865	22	2.53	(4.2)	(.9)
101,282	3,353	3.31	82,519	2,650	3.21	78,091	2,578	3.30	9.7	13.7
(835)			(791)			(818)			1.4
12,090			10,298			9,804			7.2
1,707			2,132			3,828			(20.5)
$114,244			$94,158			$90,905			8.7%

$46,079	87.19		$36,258	56.15		$34,283	48.14		10.3%	44.0
3,957	3.07		2,372	—	.02	2,446	1.02		18.5	69.5
3,911	48	1.22	2,041	26	1.28	2,616	35	1.35	24.2	31.8
4,088	33.81		3,115	22.71		3,495	32.91		7.5	15.9
—	—	—	489	1.23		615	1.23		N/M	N/M
58,035	171.30		44,275	105.24		43,455	117.27		11.4	34.6
487	1.10		632	—	.04	1,182	2.16		(4.7)	40.6
852	10	1.18	572	9	1.52	597	9	1.49	8.9	18.5
9,802	218	2.29	7,332	160	2.24	5,159	133	2.68	19.8	25.9
69,176	400.58		52,811	274.52		50,393	261.52		12.1	30.0
28,317			26,355			24,410			4.6
2,393			2,222			1,791			2.9
1,706			2,132			3,828			(20.5)
101,592			83,520			80,422			8.9

12,647			10,626			10,467			7.6
5			12			16			(42.6)
12,652			10,638			10,483			7.6
$114,244			$94,158			$90,905			8.7%
		2.73%			2.69%			2.78%
	2,953	2.92%		2,376	2.88%		2,317	2.97%		11.2
	34			28			24			5.3
	$2,919			$2,348			$2,293			11.3%

(e)	Yield is calculated on the basis of amortized cost.

(f)	Rate calculation excludes basis adjustments related to fair value hedges.

(g)	A portion of long-term debt and the related interest expense is allocated to discontinued liabilities as a result of applying our matched funds transfer pricing methodology to discontinued operations.

Figure 2 shows how the changes in yields or rates and average balances from the prior year affected net interest income. The section entitled “Financial Condition” contains additional discussion about changes in earning assets and funding sources.
Figure 2. Components of Net Interest Income Changes from Continuing Operations

	2018 vs. 2017			2017 vs. 2016
in millions	Average Volume	Yield/ Rate	Net Change(a)	Average Volume	Yield/ Rate	Net Change(a)
INTEREST INCOME
Loans	$76	$248	$324	$640	$283	$923
Loans held for sale	7	7	14	13	5	18
Securities available for sale	(13)	53	40	38	2	40
Held-to-maturity securities	33	29	62	89	11	100
Trading account assets	(2)	4	2	2	2	4
Short-term investments	1	19	20	(15)	19	4
Other investments	—	4	4	1	—	1
Total interest income (TE)	102	364	466	768	322	1,090
INTEREST EXPENSE
NOW and money market deposit accounts	5	149	154	17	39	56
Savings deposits	(2)	3	1	3	7	10
Certificates of deposit ($100,000 or more)	23	34	57	30	4	34
Other time deposits	3	24	27	5	2	7
Total interest-bearing deposits	29	210	239	55	52	107
Federal funds purchased and securities sold under repurchase agreements	1	9	10	—	—	—
Bank notes and other short-term borrowings	(3)	9	6	4	1	5
Long-term debt	22	79	101	52	49	101
Total interest expense	49	307	356	111	102	213
Net interest income (TE)	$53	$57	$110	$657	$220	$877

(a)	The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.
Provision for credit losses
Our provision for credit losses was $246 million for 2018, compared to $229 million for 2017, and $266 million for 2016. The increase of $17 million in our provision for credit losses is related to an increase in our ALLL taken during 2018 on our commercial loan portfolio when compared to the year prior and an increase in net loan charge-offs in our commercial and industrial loan portfolio. For 2017, the decrease of $37 million in our provision for credit losses was related to a decrease in our ALLL taken during 2017 on our commercial loan portfolio when compared to the year prior, partially offset by a slight increase in our net loan charge-offs over the same period of time. In 2019, we expect the provision to slightly exceed net loan charge-offs to provide for loan growth.

Noninterest income

Noninterest income for 2018 was $2.5 billion, compared to $2.5 billion during 2017, and $2.1 billion during 2016. Noninterest income represented 39% of total revenue for 2018, 39% of total revenue for 2017, and 41% of total revenue for 2016. In 2019, we expect noninterest income to be in the range of $2.5 billion to $2.6 billion.

The following discussion explains the composition of certain elements of our noninterest income and the factors that caused those elements to change.

Figure 3. Noninterest Income

(a)
Other noninterest income includes operating lease income and other leasing gains, corporate services income, corporate-owned life insurance income, consumer mortgage income, mortgage servicing fees, and other income. See the "Consolidated Statements of Income" in Part II, Item 8. Financial Statements and Supplementary Data of this report.

Trust and investment services income
Trust and investment services income consists of brokerage commissions, trust and asset management commissions, and insurance income. For 2018, trust and investment services income decreased $36 million, or 6.7%, from the prior year primarily due to a decrease in insurance commissions as a result of the sale of KIBS in the second quarter of 2018. Partially offsetting this decrease was an increase in custody and agent revenue and personal trust revenue.
For 2017, trust and investment services income increased $71 million, or 15.3%, from the prior year primarily due to an increase in insurance and brokerage commissions due to the full year impact of the First Niagara acquisition and higher fees earned from investment management services as a result of stronger market performance.
A significant portion of our trust and investment services income depends on the value and mix of assets under management. At December 31, 2018, our bank, trust, and registered investment advisory subsidiaries had assets under management of $36.8 billion, compared to $39.6 billion at December 31, 2017, and $36.6 billion at December 31, 2016. The decrease from 2017 to 2018 was primarily attributable to the market depreciation during the second half of 2018. The increase from 2016 to 2017 was primarily attributable to market appreciation during 2017.

Figure 4. Assets Under Management

Year ended December 31,				Change 2018 vs. 2017
dollars in millions	2018	2017	2016	Amount	Percent
Assets under management by investment type:
Equity	$21,325	$24,081	$21,722	$(2,756)	(11.4)%
Securities lending	774	947	1,148	(173)	(18.3)
Fixed income	10,696	10,930	10,386	(234)	(2.1)
Money market	3,980	3,630	3,336	350	9.6
Total	$36,775	$39,588	$36,592	$(2,813)	(7.1)%

Investment banking and debt placement fees

Investment banking and debt placement fees consist of syndication fees, debt and equity financing fees, financial advisor fees, gains on sales of commercial mortgages, and agency origination fees. For 2018, investment banking and debt placement fees increased $47 million, or 7.8%, from the prior year due to growth in investment banking advisory fees, partially driven by the full year impact of the Cain Brothers acquisition in the fourth quarter of 2017.

For 2017, investment banking and debt placement fees increased $121 million, or 25.1%, from the prior year primarily driven by growth in financial advisory, debt financing, and mortgage banking fees from our core franchises, as well as the acquisition of Cain Brothers.

Cards and payments income

Cards and payments income, which consists of debit card, consumer and commercial credit card, and merchant services income, decreased $17 million, or 5.9%, in 2018 compared to 2017. Cards and payments income and other expense were both impacted by the 2018 adoption of the revenue recognition accounting standard. The new accounting standard had no impact to net income during 2018. When applying current accounting guidance to both years, cards and payments income increased for 2018, due to growth in credit and debit card fees, purchase and prepaid card fees, and merchant services income.

Cards and payments income increased $54 million, or 23.2%, in 2017 compared to 2016 primarily due to the acquisition of First Niagara and higher volumes in ATM debit card, purchase and prepaid cards, and merchant services.

Service charges on deposit accounts

Service charges on deposit accounts decreased $8 million, or 2.2%, in 2018 compared to the prior year. Service charges on deposit accounts increased $55 million, or 18%, in 2017 compared to 2016 primarily driven by the full-year impact of the First Niagara acquisition and investments in commercial payments.

Other noninterest income

Other noninterest income includes operating lease income and other leasing gains, corporate services income, corporate-owned life insurance income, consumer mortgage income, mortgage servicing fees, and other income. Other noninterest income increased $51 million, or 7.3%, in 2018 compared to 2017. Other income included a $78 million gain related to the sale of KIBS during the second quarter of 2018, compared to a $64 million gain from acquiring the remaining ownership in a merchant services joint venture in the second quarter of 2017. Corporate services income also contributed to the increase due to higher derivative income.

Other noninterest income increased $106 million, or 18.0%, in 2017 compared to 2016. Drivers include a full year impact of First Niagara, a one-time gain related to Key’s merchant services acquisition in the second quarter of 2017, higher lease originations driving an increase in operating lease income, and growth from investments in the Residential Mortgage business.

Noninterest expense
Noninterest expense for 2018 was $4.0 billion, compared to $4.1 billion for 2017, and $3.8 billion for 2016. Figure 5 gives a breakdown of our major categories of noninterest expense as a percentage of total noninterest expense for the twelve months ended December 31, 2018. In 2019, we expect noninterest expense to be in the range of $3.85 billion to $3.95 billion.

The following discussion explains the composition of certain elements of our noninterest expense and the factors that caused those elements to change.
Figure 5. Noninterest Expense

(a)
Other noninterest expense includes equipment, operating lease expense, marketing, FDIC assessment, intangible asset amortization, OREO expense, net, and other expense. See the "Consolidated Statements of Income" in Part II, Item 8. Financial Statements and Supplementary Data of this report.

Personnel
As shown in Figure 6, personnel expense, the largest category of our noninterest expense, increased by $31 million, or 1.4%, in 2018 compared to 2017. The increase was partially due to recent acquisitions as well as accelerated technology investments and higher severance expense.
Personnel expense increased by $230 million, or 11.2%, from 2016 to 2017. The increase was primarily attributable to the full-year impact of the First Niagara acquisition and the Cain Brothers acquisition in October 2017. In addition, there was higher incentive and stock-based compensation due to higher funding driven by business performance improvements of both cash-based incentive plans and performance based stock-awards.

Figure 6. Personnel Expense

Year ended December 31, dollars in millions				Change 2018 vs. 2017
	2018	2017	2016	Amount	Percent
Salaries and contract labor	$1,351	$1,341	$1,191	$10.7%
Incentive and stock-based compensation (a)	569	566	537	3.5
Employee benefits	343	347	272	(4)	(1.2)
Severance	46	24	48	22	91.7
Total personnel expense	$2,309	$2,278	$2,048	$31	1.4%

(a)	Excludes directors’ stock-based compensation of $3 million in each of 2018, 2017, and 2016, reported as “other noninterest expense” in Figure 5.

Net occupancy

Net occupancy expense decreased $23 million, or 6.9%, in 2018 compared to 2017, primarily due to lower property reserves, rental expenses, and lease termination fees.

Net occupancy expense increased $26 million, or 8.5%, in 2017 compared to 2016, primarily due to the full-year impact of the First Niagara acquisition.

Other noninterest expense

Other noninterest expense includes equipment, operating lease expense, marketing, FDIC assessment, intangible asset amortization, OREO expenses, and other miscellaneous expense categories. In total, other noninterest expense decreased $108 million, or 10.1%, in 2018 compared to 2017. The declines in other expense were primarily driven by $20 million charitable contributions made in both the first and second quarters of 2017. Other miscellaneous expenses also declined from one year ago.

Other noninterest expense increased $159 million, or 17.4%, in 2017 compared to 2016, primarily due to the full year impact of the acquisition of First Niagara. Growth was also driven by on-going investments and business acquisitions during 2017, including the build out of the Residential Mortgage platform, and our recent acquisitions.

Income taxes

We recorded a tax provision from continuing operations of $344 million for 2018, compared to $637 million for 2017, and $179 million for 2016. The decrease in tax provision from 2017 to 2018 was driven by the TCJ Act. The effective tax rate, which is the provision for income taxes as a percentage of income from continuing operations before income taxes, was 15.6% for 2018, compared to 33.0% for 2017, and 18.5% for 2016. In 2019, we expect our GAAP tax rate to be in the range of 18% to 19%.

In 2018, our federal tax expense and effective tax rate differ from the amount that would be calculated using the federal statutory tax rate; primarily from investments in tax-advantaged assets, such as corporate-owned life insurance, tax credits associated with investments in low-income housing projects and energy related projects, periodic adjustments to our tax reserves, and the impact of the TCJ Act as described in Note 13 (“Income Taxes”).
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
Figure 7 summarizes the contribution made by each major business segment to our “taxable-equivalent revenue from continuing operations” and “income (loss) from continuing operations attributable to Key” for each of the past three years.

Figure 7. Major Business Segments — Taxable-Equivalent Revenue from Continuing Operations and Income (Loss) from Continuing Operations Attributable to Key

Year ended December 31,				Change 2018 vs. 2017
dollars in millions	2018	2017	2016	Amount	Percent
REVENUE FROM CONTINUING OPERATIONS (TE)
Key Community Bank	$3,971	$3,795	$2,859	$176	4.6%
Key Corporate Bank	2,255	2,341	2,062	(86)	(3.7)
Other Segments	151	173	125	(22)	(12.7)
Total Segments	6,377	6,309	5,046	68	1.1
Reconciling Items	78	(1)	(22)	79	N/M
Total	$6,455	$6,308	$5,024	$147	2.3%
INCOME (LOSS) FROM CONTINUING OPERATIONS ATTRIBUTABLE TO KEY
Key Community Bank	$942	$658	$372	$284	43.2%
Key Corporate Bank	789	818	626	(29)	(3.5)
Other Segments	110	114	84	(4)	(3.5)
Total Segments	1,841	1,590	1,082	251	15.8
Reconciling Items (a)	18	(301)	(292)	319	N/M
Total	$1,859	$1,289	$790	$570	44.2%

(a)
Reconciling items consist primarily of the unallocated portion of merger-related charges, certain estimated impacts of tax reform, and items not allocated to the business segments because they do not reflect their normal operations.

Key Community Bank summary of operations

As shown in Figure 8, Key Community Bank recorded net income attributable to Key of $942 million for 2018, compared to $658 million for 2017, and $372 million for 2016. The increase in 2018 was primarily due to growth in Key’s core businesses, expense discipline, and a lower tax rate as a result of tax reform.

TE net interest income increased in 2018 compared to 2017. The increase is primarily due to the benefit from higher interest rates and balance sheet growth, partially offset by lower purchase accounting accretion. Average loans and leases increased largely driven by a $1.0 billion, or 5.5%, increase in commercial and industrial loans. Additionally, average deposits increased due to strength in our relationship strategy.

Noninterest income decreased from 2017, driven by other income, which included a one-time gain related to Key’s merchant services acquisition in 2017. Additionally, deposit service charges and cards and payments income decreased from 2017. These line items were negatively impacted by the 2018 adoption of the revenue recognition accounting standard. When applying current accounting guidance to both years, these line items grew from the prior year, related to continued household and relationship growth. Trust and investment services income increased from 2017 primarily driven by higher average assets under management benefiting from market growth during the first three quarters of 2018.

The provision for credit losses decreased from 2017 as credit quality remained stable.

Noninterest expense was relatively flat from 2017 as on-going business investments were partially offset by continued expense discipline across Key Community Bank businesses.

In 2017, Key Community Bank’s net income attributable to Key increased from the prior year. TE net interest income increased from 2016. The increase in TE net interest income is primarily related to a full-year impact of the First Niagara acquisition. TE net interest income also benefited from growth in core businesses and higher interest rates. Noninterest income increased from 2016 driven by the full-year impact of the First Niagara acquisition as well as growth in Key’s core businesses. Growth in Key’s core businesses included higher trust and investment services income due to market growth of assets under management, strength in cards and payments, and higher deposit service charges. The provision for credit losses increased from 2016, primarily related to loan growth in 2017. Noninterest expense increased from 2016 primarily related to a full-year impact of First Niagara. In addition to the impact of First Niagara, personnel and nonpersonnel expense increases were primarily related to on-going business investments and business acquisitions including HelloWallet in 2017.
Figure 8. Key Community Bank

Year ended December 31,				Change 2018 vs. 2017
dollars in millions	2018	2017	2016	Amount	Percent
SUMMARY OF OPERATIONS
Net interest income (TE)	$2,873	$2,652	$1,953	$221	8.3%
Noninterest income	1,098	1,143	906	(45)	(3.9)
Total revenue (TE)	3,971	3,795	2,859	176	4.6
Provision for credit losses	177	209	143	(32)	(15.3)
Noninterest expense	2,561	2,540	2,124	21.8
Income (loss) before income taxes (TE)	1,233	1,046	592	187	17.9
Allocated income taxes (benefit) and TE adjustments	291	388	220	(97)	(25.0)
Net income (loss) attributable to Key	$942	$658	$372	$284	43.2%
AVERAGE BALANCES
Loans and leases	$47,877	$47,399	$37,624	$478	1.0%
Total assets	51,774	51,370	40,300	404.8
Deposits	81,868	79,669	63,875	2,199	2.8
Assets under management at year end	36,775	39,588	36,592	(2,813)	(7.1)
ADDITIONAL KEY COMMUNITY BANK DATA

Year ended December 31,				Change 2018 vs. 2017
dollars in millions	2018	2017	2016	Amount	Percent
NONINTEREST INCOME
Trust and investment services income	$361	$340	$302	$21	6.2%
Services charges on deposit accounts	297	307	251	(10)	(3.3)
Cards and payments income	231	247	203	(16)	(6.5)
Other noninterest income	209	249	150	(40)	(16.1)
Total noninterest income	$1,098	$1,143	$906	$(45)	(3.9)%
AVERAGE DEPOSITS OUTSTANDING
NOW and money market deposit accounts	$45,679	$44,699	$35,599	$980	2.2%
Savings deposits	4,958	5,204	3,607	(246)	(4.7)
Certificates of deposits ($100,000 or more)	5,496	4,182	2,694	1,314	31.4
Other time deposits	5,014	4,688	4,060	326	7.0
Noninterest-bearing deposits	20,721	20,896	17,915	(175)	(.8)
Total deposits	$81,868	$79,669	$63,875	$2,199	2.8%

HOME EQUITY LOANS
Average portfolio balance	$11,428	$12,242	$11,058
Weighted-average loan-to-value ratio (at date of origination)	70%	70%	71%
Percent first lien positions	60	60	57
OTHER DATA
Branches	1,159	1,197	1,217
Automated teller machines	1,505	1,572	1,593

Key Corporate Bank summary of operations

As shown in Figure 9, Key Corporate Bank recorded net income attributable to Key of $789 million for 2018, compared to $818 million for 2017 and $626 million for 2016. The 2018 decrease was driven by a decrease in revenue, higher provision for credit losses, and higher noninterest expense.

TE net interest income decreased in 2018 compared to 2017. This decrease is primarily due to lower purchase accounting accretion relative to last year as well as loan spread compression. Loan balances increased mostly due to growth in commercial and industrial loans, with broad-based growth across Key’s industry verticals. Deposit balances decreased due to the managed exit of higher cost corporate and public sector deposits offsetting growth in core deposits.

Noninterest income increased from 2017. The majority of the increase is related to growth in investment banking and debt placement fees, with growth in financial advisory and mortgage banking fees from our core Key franchise as well as the full year impact of the acquisition of Cain Brothers. Corporate services income increased driven by growth in derivatives revenue. Mortgage fees increased related to our third party loan servicing operation. Slightly offsetting these increases is a decline in trust and investment services income mostly due to lower fixed income commissions, and a decline in other noninterest income as 2017 had a gain related to our merchant services business and lower gains on certain tax-advantaged assets.

The provision for credit losses increased from 2017, primarily due to higher net loan charge-offs and higher provisioning related to growth in the loan portfolio.

Noninterest expense increased from 2017. Personnel expense increased due to higher salaries, partially related to a full year impact of the acquisition of Cain Brothers. Nonpersonnel expense increased due to higher operating lease expense related to higher volumes, and higher intangible amortization expense related to acquisitions.

In 2017, Key Corporate Bank’s net income attributable to Key increased from the prior year. TE net interest income increased compared to 2016, due to higher balances related to the First Niagara acquisition and growth in core businesses. Noninterest income increased due to growth in investment banking and debt placement fees, operating lease and other leasing gains, and cards and payments income. The provision for credit losses decreased primarily due to lower net loan charge-offs and lower provisioning related to improving credit quality in the overall portfolio. Noninterest expense increased due to higher salaries, incentive compensation, benefits, and stock-based compensation expense partially related to the acquisition of Cain Brothers as well as higher performance-based compensation. Nonpersonnel expense increased due to higher operating lease expense, cards and payments processing, and other various expenses related to the acquisition of Cain Brothers.
Figure 9. Key Corporate Bank

Year ended December 31,				Change 2018 vs. 2017
dollars in millions	2018	2017	2016	Amount	Percent
SUMMARY OF OPERATIONS
Net interest income (TE)	$1,094	$1,193	$1,049	$(99)	(8.3)%
Noninterest income	1,161	1,148	1,013	13	1.1
Total revenue (TE)	2,255	2,341	2,062	(86)	(3.7)
Provision for credit losses	74	20	127	54	270.0
Noninterest expense	1,282	1,254	1,133	28	2.2
Income (loss) before income taxes (TE)	899	1,067	802	(168)	(15.7)
Allocated income taxes and TE adjustments	110	249	178	(139)	(55.8)
Net income (loss)	789	818	624	(29)	(3.5)
Less: Net income (loss) attributable to noncontrolling interests	—	—	(2)	—	N/M
Net income (loss) attributable to Key	$789	$818	$626	$(29)	(3.5)%
AVERAGE BALANCES
Loans and leases	$39,536	$37,716	$31,925	$1,820	4.8%
Loans held for sale	1,429	1,242	934	187	15.1
Total assets	47,126	44,505	37,797	2,621	5.9
Deposits	21,183	21,318	20,780	(135)	(.6)

ADDITIONAL KEY CORPORATE BANK DATA

Year ended December 31,				Change 2018 vs. 2017
dollars in millions	2018	2017	2016	Amount	Percent
NONINTEREST INCOME
Trust and investment services income	$116	$139	$144	$(23)	(16.5)%
Investment banking and debt placement fees	634	589	471	45	7.6
Operating lease income and other leasing gains	75	80	56	(5)	(6.3)

Corporate services income	166	156	156	10	6.4
Service charges on deposit accounts	51	50	51	1	2.0
Cards and payments income	39	40	29	(1)	(2.5)
Payments and services income	256	246	236	10	4.1

Mortgage servicing fees	69	61	53	8	13.1
Other noninterest income	11	33	53	(22)	(66.7)
Total noninterest income	$1,161	$1,148	$1,013	$13	1.1%

Other Segments
Other Segments consist of Corporate Treasury, our Principal Investing unit, and various exit portfolios. Other Segments generated net income attributable to Key of $110 million for 2018, compared to $114 million for 2017, and $84 million for 2016.

Financial Condition
Loans and loans held for sale
Figure 10 shows the composition of our loan portfolio at December 31 for each of the past five years.
Figure 10. Composition of Loans

	2018		2017		2016
December 31, dollars in millions	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
COMMERCIAL
Commercial and industrial (a)	$45,753	51.1%	$41,859	48.4%	$39,768	46.2%
Commercial real estate:
Commercial mortgage	14,285	15.9	14,088	16.3	15,111	17.6
Construction	1,666	1.9	1,960	2.3	2,345	2.7
Total commercial real estate loans	15,951	17.8	16,048	18.6	17,456	20.3
Commercial lease financing (b)	4,606	5.1	4,826	5.6	4,685	5.5
Total commercial loans	66,310	74.0	62,733	72.6	61,909	72.0
CONSUMER
Real estate — residential mortgage	5,513	6.2	5,483	6.3	5,547	6.4
Home equity loans	11,142	12.4	12,028	13.9	12,674	14.7
Consumer direct loans	1,809	2.0	1,794	2.1	1,788	2.1
Credit cards	1,144	1.3	1,106	1.3	1,111	1.3
Consumer indirect loans	3,634	4.1	3,261	3.8	3,009	3.5
Total consumer loans	23,242	26.0	23,672	27.4	24,129	28.0
Total loans (c)	$89,552	100.0%	$86,405	100.0%	$86,038	100.0%

	2015		2014
	Amount	Percent of Total	Amount	Percent of Total
COMMERCIAL
Commercial and industrial (a)	$31,240	52.2%	$27,982	48.8%
Commercial real estate:
Commercial mortgage	7,959	13.3	8,047	14.0
Construction	1,053	1.7	1,100	1.9
Total commercial real estate loans	9,012	15.0	9,147	15.9
Commercial lease financing (b)	4,020	6.7	4,252	7.4
Total commercial loans	44,272	73.9	41,381	72.1
CONSUMER
Real estate — residential mortgage	2,242	3.7	2,225	3.9
Home equity loans	10,335	17.3	10,633	18.6
Consumer direct loans	1,600	2.7	1,560	2.7
Credit cards	806	1.3	754	1.3
Consumer indirect loans	621	1.1	828	1.4
Total consumer loans	15,604	26.1	16,000	27.9
Total loans (c)	$59,876	100.0%	$57,381	100.0%

(a)
Loan balances include $132 million, $119 million, $116 million, $85 million, and $88 million of commercial credit card balances at December 31, 2018, December 31, 2017, December 31, 2016, December 31, 2015, and December 31, 2014, respectively.

(b)
Commercial lease financing includes receivables held as collateral for a secured borrowing of $10 million, $24 million, $68 million, $134 million, and $302 million at December 31, 2018, December 31, 2017, December 31, 2016, December 31, 2015, and December 31, 2014 respectively. Principal reductions are based on the cash payments received from these related receivables. Additional information pertaining to this secured borrowing is included in Note 19 (“Long-Term Debt”).

(c)
Total loans exclude loans of $1.1 billion at December 31, 2018, $1.3 billion at December 31, 2017, $1.6 billion at December 31, 2016, $1.8 billion at December 31, 2015, and $2.3 billion at December 31, 2014, related to the discontinued operations of the education lending business.

At December 31, 2018, total loans outstanding from continuing operations were $89.6 billion, compared to $86.4 billion at the end of 2017. For more information on balance sheet carrying value, see Note 1 (“Summary of Significant Accounting Policies”) under the headings “Loans” and “Loans Held for Sale.”
Commercial loan portfolio
Commercial loans outstanding were $66.3 billion at December 31, 2018, an increase of $3.6 billion, or 5.7%, compared to December 31, 2017, primarily driven by an increase in commercial and industrial loans.
Figure 11 provides our commercial loan portfolio by industry classification as of December 31, 2018, and December 31, 2017.

Figure 11. Commercial Loans by Industry

December 31, 2018	Commercial and industrial	Commercial real estate	Commercial lease financing	Total commercial loans	Percent of total
dollars in millions
Industry classification:
Agriculture	$1,045	$176	$120	$1,341	2.0%
Automotive	2,140	448	46	2,634	4.0
Business products	1,596	127	50	1,773	2.7
Business services	2,779	136	228	3,143	4.7
Chemicals	933	43	56	1,032	1.6
Construction materials and contractors	1,756	207	221	2,184	3.3
Consumer discretionary	3,675	516	489	4,680	7.1
Consumer services	3,354	746	195	4,295	6.5
Equipment	1,586	89	81	1,756	2.6
Finance	5,178	459	357	5,994	9.0
Healthcare	2,999	1,743	369	5,111	7.7
Materials manufacturing and mining	1,093	46	41	1,180	1.8
Oil and gas	1,739	51	57	1,847	2.8
Public exposure	2,656	73	1,054	3,783	5.7
Commercial real estate	5,808	10,830	28	16,666	25.1
Technology	996	28	64	1,088	1.6
Transportation	1,377	229	829	2,435	3.7
Utilities	4,357	4	321	4,682	7.1
Other	686	—	—	686	1.0
Total	$45,753	$15,951	$4,606	$66,310	100.0%

December 31, 2017	Commercial and industrial	Commercial real estate	Commercial lease financing	Total commercial loans	Percent of total
dollars in millions
Industry classification:
Agriculture	$995	$188	$142	$1,325	2.1%
Automotive	2,156	473	73	2,702	4.3
Business products	1,395	132	36	1,563	2.5
Business services	2,735	159	237	3,131	5.0
Chemicals	856	48	63	967	1.5
Construction materials and contractors	1,635	243	161	2,039	3.3
Consumer discretionary	3,642	584	546	4,772	7.6
Consumer services	2,907	800	263	3,970	6.3
Equipment	1,496	134	89	1,719	2.7
Finance	3,999	49	341	4,389	7.0
Healthcare	3,236	2,224	390	5,850	9.3
Materials manufacturing and mining	1,156	46	38	1,240	2.0
Oil and gas	1,163	30	60	1,253	2.0
Public exposure	2,796	52	1,054	3,902	6.2
Commercial real estate	5,731	10,600	23	16,354	26.1
Technology	961	24	80	1,065	1.7
Transportation	1,435	245	890	2,570	4.1
Utilities	3,075	10	340	3,425	5.5
Other	490	7	—	497.8
Total	$41,859	$16,048	$4,826	$62,733	100.0%

Commercial and industrial. Commercial and industrial loans are the largest component of our loan portfolio, representing 51% of our total loan portfolio at December 31, 2018, and 48% at December 31, 2017. This portfolio is approximately 84% variable rate and consists of loans originated in both Key Corporate and Community Bank to large corporate, middle market, and small business clients.

Commercial and industrial loans totaled $45.8 billion at December 31, 2018, an increase of $3.9 billion compared to December 31, 2017, driven by increases in the finance, utilities, oil and gas, and consumer services industries, which combined, accounted for approximately 32% of the total portfolio mix at December 31, 2018.

Commercial real estate loans. Our commercial real estate lending business includes both mortgage and construction loans, and is conducted through two primary sources: our 15-state banking franchise, and KeyBank Real Estate Capital, a national line of business that cultivates relationships with owners of commercial real estate located both within and beyond the branch system. Approximately 70% of our commercial real estate loans outstanding at December 31, 2018, were generated by our KeyBank Real Estate Capital line of business. Nonowner-occupied properties, generally properties for which at least 50% of the debt service is provided by rental income from nonaffiliated third parties, represented 80% of total commercial real estate loans outstanding at December 31, 2018. Construction loans, which provide a stream of funding for properties not fully leased at origination to support debt service payments over the term of the contract or project, represented 10% of commercial real estate loans at year end.

At December 31, 2018, commercial real estate loans totaled $16.0 billion, comprised of $14.3 billion of mortgage loans and $1.7 billion of construction loans. Compared to December 31, 2017, this portfolio decreased $97 million, as we continue to focus primarily on owners of completed and stabilized commercial real estate in accordance with our relationship strategy.

As shown in Figure 12, our commercial real estate loan portfolio includes various property types and geographic locations of the underlying collateral. These loans include commercial mortgage and construction loans in both Key Community Bank and Key Corporate Bank.

Figure 12. Commercial Real Estate Loans

	Geographic Region
dollars in millions	West	Southwest	Central	Midwest	Southeast	Northeast	National	Total	Percent of Total	Construction	Commercial Mortgage
December 31, 2018
Nonowner-occupied:
Retail properties	$126	$45	$142	$174	$184	$674	$302	$1,647	10.3%	$82	$1,565
Multifamily properties	452	210	914	608	1,153	1,708	693	5,738	36.0	1,163	4,575
Health facilities	98	—	49	59	153	724	385	1,468	9.2	20	1,449
Office buildings	270	7	224	90	165	851	119	1,726	10.8	120	1,605
Warehouses	66	34	20	47	71	290	203	731	4.6	48	684
Manufacturing facilities	42	—	36	3	25	38	91	235	1.5	20	215
Hotels/Motels	95	—	19	—	6	204	62	386	2.4	—	386
Residential properties	3	—	—	3	21	135	—	162	1.0	53	109
Land and development	17	4	5	2	—	48	—	76.5		52	23
Other	46	9	61	53	4	323	151	647	4.0	11	636
Total nonowner-occupied	1,215	309	1,470	1,039	1,782	4,995	2,006	12,816	80.3	1,569	11,247
Owner-occupied	837	25	283	493	58	1,439	—	3,135	19.7	97	3,038
Total	$2,052	$334	$1,753	$1,532	$1,840	$6,434	$2,006	$15,951	100.0%	$1,666	$14,285
December 31, 2017
Total	$2,071	$387	$1,320	$1,730	$1,939	$7,758	$843	$16,048		$1,960	$14,088
December 31, 2018
Nonowner-occupied:
Nonperforming loans	$1	—	—	$8	—	$7	$53	$69	N/M	—	$69
Accruing loans past due 90 days or more	—	—	—	2	$11	11	—	24	N/M	$12	12
Accruing loans past due 30 through 89 days	—	—	$11	1	1	23	13	49	N/M	13	36

West –	Alaska, California, Hawaii, Idaho, Montana, Oregon, Washington, and Wyoming
Southwest –	Arizona, Nevada, and New Mexico
Central –	Arkansas, Colorado, Oklahoma, Texas, and Utah
Midwest –	Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, and Wisconsin
Southeast –	Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, Washington, D.C., and West Virginia
Northeast –	Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, and Vermont
National –	Accounts in three or more regions

Consumer loan portfolio

Consumer loans outstanding at December 31, 2018, totaled $23.2 billion, a decrease of $430 million, or 1.8%, from one year ago. The decrease in consumer loans was driven by continued declines in the home equity loan portfolio, largely the result of paydowns in home equity lines of credit, partly offset by growth in indirect auto lending.

The home equity portfolio is comprised of loans originated by our Key Community Bank within our 15-state footprint and is the largest segment of our consumer loan portfolio, representing approximately 48% of consumer loans outstanding at year end.

As shown in Figure 8, we held the first lien position for approximately 60% of the Key Community Bank home equity portfolio at December 31, 2018, and 60% at December 31, 2017. For loans with real estate collateral, we track borrower performance monthly. Regardless of the lien position, credit metrics are refreshed quarterly, including recent FICO scores as well as original and updated loan-to-value ratios. This information is used in establishing the ALLL. Our methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses.”

Figure 13. Consumer Loans by State

December 31, 2018	Real estate — residential mortgage	Home equity loans	Consumer direct loans	Credit cards	Consumer indirect loans	Total
State
New York	$1,117	$2,881	$402	$415	$730	$5,545
Ohio	479	1,538	383	252	506	3,158
Washington	714	1,714	234	104	11	2,777
Pennsylvania	275	726	83	52	276	1,412
California	49	27	13	4	38	131
Colorado	256	509	76	35	2	878
Connecticut	1,090	413	30	23	143	1,699
Texas	1	15	8	4	18	46
Oregon	366	905	80	47	3	1,401
Massachusetts	255	50	27	5	341	678
Other	911	2,364	473	203	1,566	5,517
Total	$5,513	$11,142	$1,809	$1,144	$3,634	$23,242

December 31, 2017
Total	$5,483	$12,028	$1,794	$1,106	$3,261	$23,672

Loan sales

As shown in Figure 14, during 2018, we sold $14.1 billion of our loans. Sales of loans classified as held for sale generated net gains of $183 million during 2018.

Figure 14 summarizes our loan sales during 2018 and 2017.

Figure 14. Loans Sold (Including Loans Held for Sale)

in millions	Commercial	Commercial Real Estate	Commercial Lease Financing	Residential Real Estate	Total
2018
Fourth quarter	$157	$4,918	$104	$331	$5,510
Third quarter	247	2,242	52	302	2,843
Second quarter	253	2,266	144	308	2,971
First quarter	141	2,251	66	284	2,742
Total	$798	$11,677	$366	$1,225	$14,066

2017
Fourth quarter	$88	$3,394	$81	$275	$3,838
Third quarter	337	2,534	93	279	3,243
Second quarter	205	2,097	14	230	2,546
First quarter	49	2,011	83	194	2,337
Total	$679	$10,036	$271	$978	$11,964

Figure 15 shows loans that are either administered or serviced by us but not recorded on the balance sheet; this includes loans that were sold.
Figure 15. Loans Administered or Serviced

December 31, in millions	2018	2017	2016	2015	2014
Commercial real estate loans	$291,158	$238,718	$218,135	$211,274	$191,407
Residential mortgage	5,209	4,582	4,198	—	—
Education loans	766	932	1,122	1,339	1,589
Commercial lease financing	916	862	899	932	722
Commercial loans	549	488	418	335	344
Total	$298,598	$245,582	$224,772	$213,880	$194,062

In the event of default by a borrower, we are subject to recourse with respect to approximately $4.1 billion of the $298.6 billion of loans administered or serviced at December 31, 2018. Additional information about this recourse arrangement is included in Note 21 (“Commitments, Contingent Liabilities, and Guarantees”) under the heading “Recourse agreement with FNMA.”

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

Maturities and sensitivity of certain loans to changes in interest rates

Figure 16 shows the remaining maturities of certain commercial and real estate loans, and the sensitivity of those loans to changes in interest rates. At December 31, 2018, approximately 26% of these outstanding loans were scheduled to mature within one year.

Figure 16. Remaining Maturities and Sensitivity of Certain Loans to Changes in Interest Rates

December 31, 2018
in millions	Within One Year	One - Five Years	Over Five Years	Total
Commercial and industrial	$11,432	$28,118	$6,203	$45,753
Real estate — construction	874	724	68	1,666
Total	$12,306	$28,842	$6,271	$47,419
Loans with floating or adjustable interest rates (a)		$25,214	$3,770	$28,984
Loans with predetermined interest rates (b)		3,628	2,501	6,129
Total		$28,842	$6,271	$35,113

(a)	Floating and adjustable rates vary in relation to other interest rates (such as the base lending rate) or a variable index that may change during the term of the loan.

(b)	Predetermined interest rates either are fixed or may change during the term of the loan according to a specific formula or schedule.
Securities
Our securities portfolio totaled $30.9 billion at December 31, 2018, compared to $30.0 billion at December 31, 2017. Available-for-sale securities were $19.4 billion at December 31, 2018, compared to $18.1 billion at December 31, 2017. Held-to-maturity securities were $11.5 billion at December 31, 2018, compared to $11.8 billion at December 31, 2017.
As shown in Figure 17, all of our mortgage-backed securities, which include both securities available-for-sale and held-to-maturity securities, are issued by government-sponsored enterprises or GNMA, and are traded in liquid secondary markets. These securities are recorded on the balance sheet at fair value for the available-for-sale portfolio and at cost for the held-to-maturity portfolio. For more information about these securities, see Note 6 (“Fair Value Measurements”) under the heading “Qualitative Disclosures of Valuation Techniques,” and Note 7 (“Securities”).
Figure 17. Mortgage-Backed Securities by Issuer

December 31, in millions	2018	2017
FHLMC	$7,048	$5,897
FNMA	10,076	10,328
GNMA	13,637	13,543
Total (a)	$30,761	$29,768

(a)	Includes securities held in the available-for-sale and held-to-maturity portfolios.

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
Figure 18 shows the composition, TE yields, and remaining maturities of our securities available for sale. For more information about these securities, including gross unrealized gains and losses by type of security and securities pledged, see Note 7 (“Securities”).

Figure 18. Securities Available for Sale

dollars in millions	U.S. Treasury, Agencies, and Corporations	States and Political Subdivisions	Agency Residential Collateralized Mortgage Obligations(a)	Agency Residential Mortgage-backed Securities(a),(b)	Agency Commercial Mortgage-backed Securities(a)	Other Securities	Total	Weighted-Average Yield(b)
December 31, 2018
Remaining maturity:
One year or less	$15	$3	$79	$9	—	10	$116	2.66%
After one through five years	131	4	8,151	1,216	$2,437	$10	11,949	2.37
After five through ten years	—	—	5,732	870	750	—	7,352	2.61
After ten years	1	—	—	10	—	—	11	3.07
Fair value	$147	$7	$13,962	$2,105	$3,187	$20	$19,428	—
Amortized cost	150	7	14,315	2,128	3,300	17	19,917	2.46%
Weighted-average yield (b)	1.70%	5.35%	2.36%	2.68%	2.83%	—	2.46%	—
Weighted-average maturity (years)	3.4	1.3	4.8	4.5	4.2	1.2	4.6	—
December 31, 2017
Fair value	$157	$9	$14,660	$1,439	$1,854	$20	$18,139	—
Amortized cost	159	9	14,985	1,456	1,920	17	18,546	2.09%

(a)	Maturity is based upon expected average lives rather than contractual terms.

(b)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a TE basis using the statutory federal income tax rate in effect that calendar year.

Held-to-maturity securities
Federal Agency CMOs and mortgage-backed securities constitute essentially all of our held-to-maturity securities. The remaining balance comprises foreign bonds. Figure 19 shows the composition, yields and remaining maturities of these securities.
Figure 19. Held-to-Maturity Securities

dollars in millions	Agency Residential Collateralized Mortgage Obligations(a)	Agency Residential Mortgage-backed Securities(a)	Agency Commercial Mortgage-backed Securities(a)	Other Securities	Total	Weighted-Average Yield(b)
December 31, 2018
Remaining maturity:
One year or less	$30	—	—	$6	$36	2.14%
After one through five years	4,335	$—	$2,061	6	6,402	2.39
After five through ten years	2,656	490	1,935	—	5,081	2.44
After ten years	—	—	—	—	—	—
Amortized cost	$7,021	$490	$3,996	$12	$11,519	2.41%
Fair value	6,769	476	3,865	12	11,122	—
Weighted-average yield(b)	2.11%	2.68%	2.90%	2.70%	2.41%	—
Weighted-average maturity (years)	4.7	6.2	6	0.9	5.2	—
December 31, 2017
Amortized cost	$8,055	$574	$3,186	$15	$11,830	2.27%
Fair value	7,831	571	3,148	15	11,565	—

(a)	Maturity is based upon expected average lives rather than contractual terms.

(b)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a TE basis using the statutory federal income tax rate in effect that calendar year.

Deposits and other sources of funds

Figure 20. Breakdown of Deposits at December 31, 2018
Deposits are our primary source of funding. At December 31, 2018, our deposits totaled $107.3 billion, an increase of $2.1 billion, compared to December 31, 2017. The increase in deposits compared to the prior year reflects the strength of our retail banking franchise and growth from commercial clients, as well as clients shifting to higher yield deposit products.

Wholesale funds, consisting of short-term borrowings and long-term debt, totaled $14.6 billion at December 31, 2018, compared to $15.3 billion at December 31, 2017. The decrease from the prior year reflects a shift in funding mix stemming from strong deposit growth.
Figure 21 shows the maturity distribution of time deposits of $100,000 or more.
Figure 21. Maturity Distribution of Time Deposits of $100,000 or More

December 31, 2018	Total
in millions
Remaining maturity:
Three months or less	$2,216
After three through six months	1,183
After six through twelve months	1,991
After twelve months	2,523
Total	$7,913

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

The following sections discuss certain ways we have deployed our capital. For further information, see the Consolidated Statements of Changes in Equity and Note 23 (“Shareholders' Equity”).

(a)
Common Share repurchases were suspended during the third quarter of 2015 due to the then pending merger with First Niagara. We resumed our Common Share repurchase program during the third quarter of 2016 upon the completion of the First Niagara merger.

Dividends
Consistent with our 2017 capital plan, the Board declared a quarterly dividend of $.105 per Common Share for the first quarter of 2018, and $.12 per Common Share for the second quarter of 2018. The Board declared a quarterly dividend of $.17 per Common Share for the third and fourth quarters of 2018, consistent with our 2018 capital plan. These quarterly dividend payments brought our annual dividend to $.565 per Common Share for 2018.
Common Shares outstanding
Our Common Shares are traded on the NYSE under the symbol KEY with 34,596 holders of record at December 31, 2018. Our book value per Common Share was $13.90 based on 1.020 billion shares outstanding at December 31, 2018, compared to $13.09 based on 1.069 billion shares outstanding at December 31, 2017. At December 31, 2018, our tangible book value per Common Share was $11.14, compared to $10.35 at December 31, 2017.
Figure 35 in the section entitled “Fourth Quarter Results” shows the market price ranges of our Common Shares, per Common Share earnings, and dividends paid by quarter for each of the last two years.
Figure 22 shows activities that caused the change in our outstanding Common Shares over the past two years.
Figure 22. Changes in Common Shares Outstanding

		2018 Quarters
in thousands	2018	Fourth	Third	Second	First	2017
Shares outstanding at beginning of period	1,069,084	1,034,287	1,058,944	1,064,939	1,069,084	1,079,314
Common Shares repurchased	(56,292)	(15,216)	(25,418)	(6,259)	(9,399)	(39,660)
Shares reissued (returned) under employee benefit plans	6,711	432	761	264	5,254	8,862
Series A Preferred Stock exchanged for Common Shares	—	—	—	—	—	20,568
Shares outstanding at end of period	1,019,503	1,019,503	1,034,287	1,058,944	1,064,939	1,069,084

During 2018, Common Shares outstanding decreased by 49.6 million shares due to Common Share repurchases under our 2017 and 2018 capital plans.
At December 31, 2018, we had 237.2 million treasury shares, compared to 187.6 million treasury shares at December 31, 2017. Going forward, we expect to reissue treasury shares as needed in connection with stock-based compensation awards and for other corporate purposes.
Capital adequacy
Capital adequacy is an important indicator of financial stability and performance. All of our capital ratios remained in excess of regulatory requirements at December 31, 2018. Our capital and liquidity levels are intended to position us to weather an adverse operating environment while continuing to serve our clients’ needs, as well as to meet the Regulatory Capital Rules described in the “Supervision and regulation” section of Item 1 of this report. Our shareholders’ equity to assets ratio was 11.17% at December 31, 2018, compared to 10.91% at December 31, 2017. Our tangible common equity to tangible assets ratio was 8.30% at December 31, 2018, compared to 8.23%

at December 31, 2017. The new minimum capital and leverage ratios under the Regulatory Capital Rules together with the estimated ratios of KeyCorp at December 31, 2018, calculated on a fully phased-in basis, are set forth under the heading “Basel III” in the “Supervision and Regulation” section in Item 1 of this report.
Figure 23 represents the details of our regulatory capital positions at December 31, 2018, and December 31, 2017, under the Regulatory Capital Rules. Information regarding the regulatory capital ratios of KeyCorp’s banking subsidiaries is presented in Note 23 (“Shareholders' Equity”).
Figure 23. Capital Components and Risk-Weighted Assets

December 31, dollars in millions		2018	2017
COMMON EQUITY TIER 1
Key shareholders’ equity (GAAP)		$15,595	$15,023
Less:	Preferred Stock (a)	1,421	1,009
	Common Equity Tier 1 capital before adjustments and deductions	14,174	14,014
Less:	Goodwill, net of deferred taxes	2,455	2,495
	Intangible assets, net of deferred taxes	250	266
	Deferred tax assets	9	2
	Net unrealized gains (losses) on available-for-sale securities, net of deferred taxes	(372)	(311)
	Accumulated gains (losses) on cash flow hedges, net of deferred taxes	(78)	(122)
	Amounts in AOCI attributed to pension and postretirement benefit costs, net of deferred taxes	(381)	(391)
	Total Common Equity Tier 1 capital	12,291	12,075
TIER 1 CAPITAL
Common Equity Tier 1		12,291	12,075
Additional Tier 1 capital instruments and related surplus		1,421	1,009
Non-qualifying capital instruments subject to phase out		—	—
Less:	Deductions	—	1
	Total Tier 1 capital	13,712	13,083
TIER 2 CAPITAL
Tier 2 capital instruments and related surplus		1,279	1,310
Allowance for losses on loans and liability for losses on lending-related commitments (b)		962	952
Net unrealized gains on available-for-sale preferred stock classified as an equity security		—	—
Less:	Deductions	—	—
	Total Tier 2 capital	2,241	2,262
	Total risk-based capital	$15,953	$15,345

RISK-WEIGHTED ASSETS
Risk-weighted assets on balance sheet		$98,232	$94,735
Risk-weighted off-balance sheet exposure		24,593	23,058
Market risk-equivalent assets		963	1,019
	Gross risk-weighted assets	123,788	118,812
Less:	Excess allowance for loan and lease losses	—	—
	Net risk-weighted assets	$123,788	$118,812
AVERAGE QUARTERLY TOTAL ASSETS		$138,689	$134,484

CAPITAL RATIOS
Tier 1 risk-based capital		11.08%	11.01%
Total risk-based capital		12.89	12.92
Leverage (c)		9.89	9.73
Common Equity Tier 1		9.93	10.16

(a)	Net of capital surplus.

(b)
The ALLL included in Tier 2 capital is limited by regulation to 1.25% of the institution’s standardized total risk-weighted assets (excluding its standardized market risk-weighted assets). The ALLL includes $14 million and $16 million of allowance classified as “discontinued assets” on the balance sheet at December 31, 2018, and December 31, 2017, respectively.

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
Variable interest entities
In accordance with the applicable accounting guidance for consolidations, we consolidate a VIE if we have: (i) a variable interest in the entity; (ii) the power to direct activities of the VIE that most significantly impact the entity’s economic performance; and (iii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE (i.e., we are considered to be the primary beneficiary). Additional information regarding the nature of VIEs and our involvement with them is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Basis of Presentation” and in Note 12 (“Variable Interest Entities”).
Commitments to extend credit or funding
Loan commitments provide for financing on predetermined terms as long as the client continues to meet specified criteria. These commitments generally carry variable rates of interest and have fixed expiration dates or other termination clauses. We typically charge a fee for our loan commitments. Since a commitment may expire without resulting in a loan or being fully utilized, the total amount of an outstanding commitment may significantly exceed any related cash outlay. Further information about our loan commitments at December 31, 2018, is presented in Note 21 (“Commitments, Contingent Liabilities, and Guarantees”) under the heading “Commitments to Extend Credit or Funding.” Figure 24 shows the remaining contractual amount of each class of commitment to extend credit or funding. For loan commitments and commercial letters of credit, this amount represents our maximum possible accounting loss on the unused commitment if the borrower were to draw upon the full amount of the commitment and subsequently default on payment for the total amount of the then outstanding loan.

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
Contractual obligations
Figure 24 summarizes our significant contractual obligations, and lending-related and other off-balance sheet commitments at December 31, 2018, by the specific time periods in which related payments are due or commitments expire.

Figure 24. Contractual Obligations and Other Off-Balance Sheet Commitments

December 31, 2018	Within 1 year	After 1 through 3 years	After 3 through 5 years	After 5 years	Total
in millions
Contractual obligations:(a)
Deposits with no stated maturity	$94,064	—	—	—	$94,064
Time deposits of $100,000 or more	5,390	$2,435	$70	$18	7,913
Other time deposits	3,319	1,858	107	48	5,332
Federal funds purchased and securities sold under repurchase agreements	319	—	—	—	319
Bank notes and other short-term borrowings	544	—	—	—	544
Long-term debt	2,262	5,788	1,925	3,757	13,732
Noncancelable operating leases	142	251	194	321	908
Liability for unrecognized tax benefits	35	—	—	—	35
Purchase obligations	166	160	51	6	383
Total	$106,241	$10,492	$2,347	$4,150	$123,230
Lending-related and other off-balance sheet commitments:
Commercial, including real estate	$15,062	$13,332	$16,018	$932	$45,344
Home equity	387	1,086	596	7,913	9,982
Credit cards	6,152	—	—	—	6,152
Purchase cards	621	—	—	—	621
Commercial letters of credit	46	33	7	—	86
Principal investing commitments	21	5	—	—	26
Tax credit investment commitments	520	—	—	—	520
Total	$22,809	$14,456	$16,621	$8,845	$62,731

(a)	Deposits and borrowings exclude interest.
Guarantees
We are a guarantor in various agreements with third parties. As guarantor, we may be contingently liable to make payments to the guaranteed party based on changes in a specified interest rate, foreign exchange rate or other variable (including the occurrence or nonoccurrence of a specified event). These variables, known as underlyings, may be related to an asset or liability, or another entity’s failure to perform under a contract. Additional information regarding these types of arrangements is presented in Note 21 (“Commitments, Contingent Liabilities, and Guarantees”) under the heading “Guarantees.”

Risk Management
Overview
Like all financial services companies, we engage in business activities and assume the related risks. The most significant risks we face are credit, compliance, operational, liquidity, market, reputation, strategic, and model risks. Our risk management activities are shown in the following chart and manage such risks across the entire enterprise to maintain safety and soundness and maximize profitability. Certain of these risks are defined and discussed in greater detail in the remainder of this section.

Federal banking regulators continue to emphasize with financial institutions the importance of relating capital management strategy to the level of risk at each institution. We believe our internal risk management processes help us achieve and maintain capital levels that are commensurate with our business activities and risks, and conform to regulatory expectations. The table below depicts our risk management hierarchy and associated responsibilities and activities of each group.

Group	Overview and Responsibilities	Activities
Board of Directors	– Oversight capacity – Ensure Key’s risks are managed in a manner that is not only effective and balanced, but also has a fiduciary duty to the shareholders
–
Understands Key's risk philosophy
–
Approves the risk appetite
–
Inquires about risk practices
–
Reviews the portfolio of risks
–
Compares the actual risks to the risk appetite
–
Is apprised of significant risks, both actual and emerging, and determines whether management is responding appropriately
–
Challenges management and ensures accountability

Board of Directors Audit Committee (a)
–
Oversight of financial statement integrity, regulatory and legal requirements, independent auditors’ qualifications and independence, and the performance of the internal audit function and independent auditors
–
Financial reporting, legal matters, and fraud risk

–
Meets with management and approves significant policies relating to the risk areas overseen by the Audit Committee
–
Receives reports on enterprise risk
–
Meets bi-monthly
–
Convenes to discuss the content of our financial disclosures and quarterly earnings releases.

Board of Directors Risk Committee (a)
–
Assist the Board in oversight of strategies, policies, procedures, and practices relating to the assessment and management of enterprise-wide risk, including credit, market, liquidity, model, operational, compliance, reputation, and strategic risks
–
Assist the Board in overseeing risks related to capital adequacy, capital planning, and capital actions

–
Reviews and provides oversight of management’s activities related to the enterprise-wide risk management framework, which includes an annual review of the ERM Policy, including the Risk Appetite Statement, and management and ERM reports
–
Approves any material changes to the charter of the ERM Committee and significant policies relating to risk management, including corporate risk tolerances for major risk categories

ERM and Disclosure Committee
–
Chaired by the Chief Executive Officer and comprising other senior level executives
–
Manage risk and ensure that the corporate risk profile is managed in a manner consistent with our risk appetite
–
Oversees the ERM Program, which encompasses our risk philosophy, policy, framework, and governance structure for the management of risks across the entire company.
– Approves and manages the risk-adjusted capital framework we use to manage risks – Convenes quarterly to discuss the content of our 10-Q and 10-K.
Tier 2 Risk Governance Committees
–
Include attendees from each of the Three Lines of Defense.
–
The First Line of Defense is the line of business primarily responsible to accept, own, proactively identify, monitor, and manage risk.
–
The Second Line of Defense comprises Risk Management representatives who provide independent, centralized oversight over all risk categories by aggregating, analyzing, and reporting risk information.
–
Risk Review, our internal audit function, provides the Third Line of Defense. Its role is to provide independent assessment and testing of the effectiveness of, appropriateness of, and adherence to KeyCorp’s risk management policies, practices, and controls
– Supports the ERM Committee by identifying early warning events and trends, escalating emerging risks, and discussing forward-looking assessments
Chief Risk Officer	– Ensure that relevant risk information is properly integrated into strategic and business decisions – Ensure appropriate ownership of risks	– Provides input into performance and compensation decisions – Assesses aggregate enterprise risk – Monitors capabilities to manage critical risks – Executes appropriate Board and stakeholder reporting

(a)
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

Trading market risk

Key incurs market risk as a result of trading activities that are used in support of client facilitation and hedging activities, principally within our investment banking and capital markets businesses. Key has exposures to a wide range of risk factors including interest rates, equity prices, foreign exchange rates, credit spreads, and commodity prices, as well as the associated implied volatilities and spreads. Our primary market risk exposures are a result of trading and hedging activities in the derivative and fixed income markets, including securitization exposures. At December 31, 2018, we did not have any re-securitization positions. We maintain modest trading inventories to facilitate customer flow, make markets in securities, and hedge certain risks including but not limited to credit risk and interest rate risk. The risks associated with these activities are mitigated in accordance with the Market Risk hedging policy.  The majority of our positions are traded in active markets.

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

Covered positions. We monitor the market risk of our covered positions as defined in the Market Risk Rule, which includes all of our trading positions as well as all foreign exchange and commodity positions, regardless of whether the position is in a trading account. Key’s covered positions may also include mortgage-backed and asset-backed securities that may be identified as securitization positions or re-securitization positions under the Market Risk Rule. The MRM as well as the LOB that trades securitization positions monitor the positions, the portfolio composition and the risks identified in this section on a daily basis consistent with the Market Risk policies and procedures. At December 31, 2018, covered positions did not include any re-securitization positions. Instruments that are used to hedge nontrading activities, such as bank-issued debt and loan portfolios, equity positions that are not actively traded, and securities financing activities, do not meet the definition of a covered position. The MRM is responsible for identifying our portfolios as either covered or non-covered. The Covered Position Working Group develops the final list of covered positions, and a summary is provided to the Market Risk Committee.

Our significant portfolios of covered positions are detailed below. We analyze market risk by portfolios of covered positions and do not separately measure and monitor our portfolios by risk type. The descriptions below incorporate the respective risk types associated with each of these portfolios.

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

The VaR model is an effective tool in estimating ranges of possible gains and losses on our positions. However, there are limitations inherent in the VaR model since it uses historical results over a given time interval to estimate future performance. Historical results may not be indicative of future results, and changes in the market or composition of our portfolios could have a significant impact on the accuracy of the VaR model. We regularly review and enhance the modeling techniques, inputs, and assumptions used. Our market risk policy includes the independent validation of our VaR model by Key’s internal model validation group on an annual basis. The Model Risk Committee oversees the Model Validation Program, and results of validations are discussed with the ERM Committee.

Actual losses for the total covered positions did not exceed aggregate daily VaR on any day during the quarters ended December 31, 2018, and December 31, 2017. The MRM backtests our VaR model on a daily basis to evaluate its predictive power. The test compares VaR model results at the 99% confidence level to daily held profit and loss. Results of backtesting are provided to the Market Risk Committee. Backtesting exceptions occur when trading losses exceed VaR. We do not engage in correlation trading or utilize the internal model approach for measuring default and credit migration risk. Our net VaR approach incorporates diversification, but our VaR calculation does not include the impact of counterparty risk and our own credit spreads on derivatives.

The aggregate VaR at the 99% confidence level with a one day holding period for all covered positions was $.8 million at December 31, 2018, and $.7 million at December 31, 2017. Figure 25 summarizes our VaR at the 99% confidence level with a one day holding period for significant portfolios of covered positions for the three months ended December 31, 2018, and December 31, 2017.

Figure 25. VaR for Significant Portfolios of Covered Positions

	2018				2017
	Three months ended December 31,				Three months ended December 31,
in millions	High	Low	Mean	December 31,	High	Low	Mean	December 31,
Trading account assets:
Fixed income	$.8	$.3	$.6	$.6	$.8	$.3	$.5	$.5
Derivatives:
Interest rate	$.2	.1	$.1	$.1	$.1	—	$.1	$.1

Stressed VaR is calculated by running the portfolios through a predetermined stress period which is approved by the Market Risk Committee and is calculated at the 99% confidence level using the same model and assumptions used for general VaR. The aggregate stressed VaR for all covered positions was $5.1 million at December 31, 2018, and $4.5 million at December 31, 2017. Figure 26 summarizes our stressed VaR at the 99% confidence level with a one day holding period for significant portfolios of covered positions for the three months ended December 31, 2018, and December 31, 2017.

Figure 26. Stressed VaR for Significant Portfolios of Covered Positions

	2018				2017
	Three months ended December 31,				Three months ended December 31,
in millions	High	Low	Mean	December 31,	High	Low	Mean	December 31,
Trading account assets:
Fixed income	$5.6	$3.6	$4.6	$3.9	$3.7	$1.9	$2.7	$3.4
Derivatives:
Interest rate	$.9	$.5	$.6	$.6	$.5	$.2	$.3	$.5

Internal capital adequacy assessment.  Market risk is a component of our internal capital adequacy assessment. Our risk-weighted assets include a market risk-equivalent asset amount, which consists of a VaR component, stressed VaR component, a de minimis exposure amount, and a specific risk add-on including the securitization positions. The aggregate market value of the securitization positions as defined by the Market Risk Rule was $6.0 million at December 31, 2018. This amount included $5.8 million of mortgage-backed securities positions and $.2 million of asset-backed securities positions. Specific risk is the price risk of individual financial instruments, which is not accounted for by changes in broad market risk factors and is measured through a standardized approach. Market risk weighted assets, including the specific risk calculations, are run quarterly by the MRM in accordance with the Market Risk Rule and approved by the Chief Market Risk Officer.

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

Net interest income simulation analysis. The primary tool we use to measure our interest rate risk is simulation analysis. For purposes of this analysis, we estimate our net interest income based on the current and projected composition of our on- and off-balance sheet positions, accounting for recent and anticipated trends in customer activity. The analysis also incorporates assumptions for the current and projected interest rate environments, and balance sheet growth projections based on a most likely macroeconomic view. The results of this simulation analysis reflect management's desired interest rate risk positioning. The modeling incorporates investment portfolio and swap portfolio balances consistent with management's desired interest rate risk positioning. The simulation model estimates the amount of net interest income at risk by simulating the change in net interest income that would occur if interest rates were to gradually increase or decrease over the next 12 months. Due to the low interest rate environment as of year end 2017, our standard decrease scenario was modified to a gradual, parallel decrease of 125 basis points over eight months with no change over the following four months. As of December 31, 2018, the standard 200 basis point decline has been reinstated.

Figure 27 presents the results of the simulation analysis at December 31, 2018, and December 31, 2017. At December 31, 2018, our simulated impact to changes in interest rates was moderately asset-sensitive. In 2018, the Federal Reserve increased the range for the Federal Funds Target Rate, which led to an increase in the magnitude of the declining rate scenario to 200 basis points. Tolerance levels for risk management require the development of remediation plans to maintain residual risk within tolerance if simulation modeling demonstrates that a gradual, parallel 200 basis point increase or 200 basis point decrease in interest rates over the next 12 months would adversely affect net interest income over the same period by more than 5.5%. Current modeled exposure is within Board approved tolerances.

Figure 27. Simulated Change in Net Interest Income

	December 31, 2018		December 31, 2017
Basis point change assumption (short-term rates)	-200	+200	-125	+200
Tolerance level	-5.50%	-5.50%	-5.50%	-5.50%
Interest rate risk assessment	-4.89%	2.22%	-5.35%	3.95%

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

The results of additional assessments indicate that net interest income could increase or decrease from the base simulation results presented in Figure 27. Net interest income is highly dependent on the timing, magnitude, frequency, and path of interest rate increases and the associated assumptions for deposit repricing relationships, lending spreads, and the balance behavior of transaction accounts. If fixed rate assets increase by $1 billion, or fixed rate liabilities decrease by $1 billion, then the benefit to rising rates would decrease by approximately 25 basis points. If the interest bearing liquid deposit beta assumption increases or decreases by 5% (e.g. 40% to 45%), then the benefit to rising rates would decrease or increase by approximately 85 basis points.

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

Economic value of equity modeling. EVE complements net interest income simulation analysis as it estimates risk exposure beyond 12-, 24-, and 36-month horizons. EVE modeling measures the extent to which the economic values of assets, liabilities and off-balance sheet instruments may change in response to fluctuations in interest rates. EVE is calculated by subjecting the balance sheet to an immediate 200 basis point increase or decrease in interest rates, measuring the resulting change in the values of assets, liabilities, and off-balance sheet instruments, and comparing those amounts with the base case of the current interest rate environment.  This analysis is highly dependent upon assumptions applied to assets and liabilities with non-contractual maturities. Those assumptions are based on historical behaviors, as well as our expectations. We develop remediation plans that would maintain residual risk within tolerance if this analysis indicates that our EVE will decrease by more than 15% in response to an immediate increase or decrease in interest rates. We are operating within these guidelines as of December 31, 2018.

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

Figure 28. Portfolio Swaps and Options by Interest Rate Risk Management Strategy

	December 31, 2018
				Weighted-Average			December 31, 2017
dollars in millions	Notional Amount	Fair Value		Maturity (Years)	Receive Rate	Pay Rate	Notional Amount	Fair Value
Receive fixed/pay variable — conventional A/LM (a)	$10,720	$(87)		2.5	2.1%	2.4%	$16,425	$(126)
Receive fixed/pay variable — conventional debt	9,923	(7)		3.1	2.0	2.4	9,691	(9)
Receive fixed/pay variable — forward A/LM	3,050	45		3.8	3.0	2.5	—	—
Pay fixed/receive variable — conventional debt	50	(4)		9.5	2.4	3.6	50	(6)
Total portfolio swaps	$23,743	$(53)	(b)	2.9	2.2%	2.4%	$26,166	$(141)	(b)

Floors — conventional A/LM (c)	$4,760	—		.7	—	—	—	—

(a)	Portfolio swaps designated as A/LM are used to manage interest rate risk tied to both assets and liabilities.

(b)	Excludes accrued interest of $114 million and $176 million for December 31, 2018, and December 31, 2017, respectively.

(c)	Conventional A/LM floors do not have a stated receive rate or pay rate and are given a strike price on the option.
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
The management of consolidated liquidity risk is centralized within Corporate Treasury. Oversight and governance is provided by the Board, the ERM Committee, the ALCO, and the Chief Risk Officer. The Asset Liability Management Policy provides the framework for the oversight and management of liquidity risk and is administered by the ALCO. The Corporate Treasury Oversight group within the MRM, as the second line of defense, provides additional oversight. Our current liquidity risk management practices are in compliance with the Federal Reserve Board’s Enhanced Prudential Standards.
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
Our credit ratings at December 31, 2018, are shown in Figure 29. We believe these credit ratings, under normal conditions in the capital markets, will enable KeyCorp or KeyBank to issue fixed income securities to investors.
Figure 29. Credit Ratings

December 31, 2018	Short-Term Borrowings	Long-Term Deposits	Senior Long-Term Debt	Subordinated Long-Term Debt	Capital Securities	Preferred Stock
KEYCORP (THE PARENT COMPANY)
Standard & Poor’s	A-2	N/A	BBB+	BBB	BB+	BB+
Moody’s	P-2	N/A	Baa1	Baa1	Baa2	Baa3
Fitch	F1	N/A	A-	BBB+	BB+	BB
DBRS	R-1(low)	N/A	A (low)	BBB (high)	BBB (high)	BBB (low)

KEYBANK
Standard & Poor’s	A-2	N/A	A-	BBB+	N/A	N/A
Moody’s	P-2	Aa3	A3	Baa1	N/A	N/A
Fitch	F1	A	A-	BBB+	N/A	N/A
DBRS	R-1(low)	A	A	A (low)	N/A	N/A
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
We maintain a Contingency Funding Plan that outlines the process for addressing a liquidity crisis. The plan provides for an evaluation of funding sources under various market conditions. It also assigns specific roles and responsibilities for managing liquidity through a problem period. As part of the plan, we maintain on-balance sheet liquid reserves referred to as our liquid asset portfolio, which consists of high quality liquid assets. During a problem period, that reserve could be used as a source of funding to provide time to develop and execute a longer-term strategy. The liquid asset portfolio at December 31, 2018, totaled $24.2 billion, consisting of $21.7 billion of unpledged securities, $201 million of securities available for secured funding at the FHLB, and $2.4 billion of net balances of federal funds sold and balances in our Federal Reserve account. The liquid asset portfolio can fluctuate due to excess liquidity, heightened risk, or prefunding of expected outflows, such as debt maturities. Additionally, as of December 31, 2018, our unused borrowing capacity secured by loan collateral was $25.4 billion at the Federal Reserve Bank of Cleveland and $7.3 billion at the FHLB of Cincinnati. In 2018, Key’s outstanding FHLB of Cincinnati advances increased by $24 million due to additional borrowings.

Final U.S. liquidity coverage ratio
Under the Liquidity Coverage Rules, we will be required to calculate the Modified LCR for Key. At December 31, 2018, our estimated Modified LCR was above 100%. In the future, we may change the composition of our investment portfolio, increase the size of the overall investment portfolio, and modify product offerings to enhance or optimize our liquidity position.
Additional information about the Liquidity Coverage Rules and Modified LCR is included in the “Supervision and Regulation” section under the heading “Regulatory capital requirements - Liquidity requirements” in Item 1 of this report.
Long-term liquidity strategy
Our long-term liquidity strategy is to be predominantly funded by core deposits. However, we may use wholesale funds to sustain an adequate liquid asset portfolio, meet daily cash demands, and allow management flexibility to execute business initiatives. Key’s client-based relationship strategy provides for a strong core deposit base that, in conjunction with intermediate and long-term wholesale funds managed to a diversified maturity structure and investor base, supports our liquidity risk management strategy. We use the loan-to-deposit ratio as a metric to monitor these strategies. Our target loan-to-deposit ratio is 90-100% (at December 31, 2018, our loan-to-deposit ratio was 85.6%), which we calculate as the sum of total loans, loans held for sale, and nonsecuritized discontinued loans divided by deposits.
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

On March 7, 2018, KeyBank issued $500 million of 3.375% Senior Bank Notes due March 7, 2023, under its Global Bank Note Program. On June 13, 2018, KeyBank issued $500 million of 3.35% Senior Bank Notes due June 15, 2021, under its Global Bank Note Program.

On September 28, 2018, KeyBank again updated its Bank Note Program authorizing the issuance of up to $20 billion of notes. As of December 31, 2018, no notes had been issued under the 2018 Bank Note Program, and $20 billion remained available for issuance.

Liquidity for KeyCorp

The primary source of liquidity for KeyCorp is from subsidiary dividends, primarily from KeyBank. KeyCorp has sufficient liquidity when it can service its debt; support customary corporate operations and activities (including acquisitions); support occasional guarantees of subsidiaries’ obligations in transactions with third parties at a reasonable cost, in a timely manner, and without adverse consequences; and fund capital distributions in the form of dividends and share buybacks.

We use a parent cash coverage months metric as the primary measure to assess parent company liquidity. The parent cash coverage months metric measures the number of month into the future where projected obligations can be met with the current quantity of liquidity. We generally issue term debt to supplement dividends from KeyBank to manage our liquidity position at or above our targeted levels. The parent company generally maintains cash and short-term investments in an amount sufficient to meet projected debt maturities over at least the next 24 months. At December 31, 2018, KeyCorp held $3.2 billion in cash, which we projected to be sufficient to meet our projected obligations, including the repayment of our maturing debt obligations for the periods prescribed by our risk tolerance.

Typically, KeyCorp meets its liquidity requirements through regular dividends from KeyBank, supplemented with term debt. Federal banking law limits the amount of capital distributions that a bank can make to its holding company without prior regulatory approval. A national bank’s dividend-paying capacity is affected by several factors, including net profits (as defined by statute) for the two previous calendar years and for the current year, up to the date of dividend declaration. During 2018, KeyBank paid $1.7 billion in dividends to KeyCorp. At January 1, 2019, KeyBank had regulatory capacity to pay $1.0 billion in dividends to KeyCorp without prior regulatory approval.

On April 30, 2018, KeyCorp issued $750 million of 4.10% Senior Notes due April 30, 2028, under its Medium-Term Note Program. On October 29, 2018, KeyCorp issued $500 million of 4.15% Senior Notes due October 29, 2025, under its Medium-Term Note Program.
Our liquidity position and recent activity
Over the past 12 months, our liquid asset portfolio, which includes overnight and short-term investments, as well as unencumbered, high quality liquid securities held as protection against a range of potential liquidity stress scenarios, has decreased as a result of a decrease in unpledged securities and lower balances held at the Federal Reserve. The liquid asset portfolio continues to exceed the amount that we estimate would be necessary to manage through an adverse liquidity event by providing sufficient time to develop and execute a longer-term solution.
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
We generate cash flows from operations and from investing and financing activities. We have approximately $33 million of cash and cash equivalents and short-term investments in international tax jurisdictions as of December 31, 2018. As we consider alternative long-term strategic and liquidity plans, opportunities to repatriate these amounts would result in approximately $1 million in taxes to be paid. We have included the appropriate amount as a deferred tax liability at December 31, 2018.
The Consolidated Statements of Cash Flows summarize our sources and uses of cash by type of activity for the years ended December 31, 2018, and December 31, 2017.
Credit risk management
Credit risk is the risk of loss to us arising from an obligor’s inability or failure to meet contractual payment or performance terms. Like other financial services institutions, we make loans, extend credit, purchase securities, add financial and payments products, and enter into financial derivative contracts, all of which have related credit risk.
Credit policy, approval, and evaluation
We manage credit risk exposure through a multifaceted program. The Credit Risk Committee approves management credit policies and recommends significant credit policies to the Enterprise Risk Management Committee, the KeyBank Board, and the Risk Committee of the Board for approval. These policies are communicated throughout the organization to foster a consistent approach to granting credit.
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
Allowance for loan and lease losses
We estimate the appropriate level of the ALLL on at least a quarterly basis. The methodology used is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses.” Briefly, our allowance applies incurred loss rates to existing loans with similar risk characteristics. We exercise judgment to assess any adjustment to the incurred loss rates for the impact of factors such as changes in economic conditions, lending policies including underwriting standards, and the level of credit risk associated with specific industries and markets. The ALLL at December 31, 2018, represents our best estimate of the probable credit losses inherent in the loan portfolio at that date. For more information about impaired loans, see Note 5 (“Asset Quality”).
As shown in Figure 30, our ALLL from continuing operations increased by $6 million, or .7%, from December 31, 2017. Our commercial ALLL increased by $8 million, or 1.1%, from December 31, 2017, primarily due to loan growth over the period. Our consumer ALLL decreased by $2 million, or 1.4%, from December 31, 2017. The consumer ALLL was impacted by declining loan balances and favorable shifts in credit quality.

Figure 30. Allocation of the Allowance for Loan and Lease Losses

	2018			2017			2016
December 31, dollars in millions	Total Allowance	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Total Allowance	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Total Allowance	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans
Commercial and industrial	$532	60.2%	51.1%	$529	60.3%	48.4%	$508	59.2%	46.2%
Commercial real estate:
Commercial mortgage	142	16.1	15.9	133	15.2	16.3	144	16.8	17.6
Construction	33	3.8	1.9	30	3.4	2.3	22	2.6	2.7
Total commercial real estate loans	175	19.9	17.8	163	18.6	18.6	166	19.4	20.3
Commercial lease financing	36	4.1	5.1	43	4.9	5.6	42	4.9	5.4
Total commercial loans	743	84.2	74.0	735	83.8	72.6	716	83.5	71.9
Real estate — residential mortgage	7.8		6.2	7.8		6.3	17	2.0	6.5
Home equity loans	35	3.9	12.4	43	4.9	13.9	54	6.3	14.7
Consumer direct loans	30	3.4	2.0	28	3.2	2.1	24	2.8	2.1
Credit cards	48	5.4	1.3	44	5.0	1.3	38	4.4	1.3
Consumer indirect loans	20	2.3	4.1	20	2.3	3.8	9	1.0	3.5
Total consumer loans	140	15.8	26.0	142	16.2	27.4	142	16.5	28.1
Total loans (a)	$883	100.0%	100.0%	$877	100.0%	100.0%	$858	100.0%	100.0%

	2015			2014
	Total Allowance	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Total Allowance	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans
Commercial and industrial	$450	56.5%	52.2%	$391	49.2%	48.8%
Commercial real estate:
Commercial mortgage	134	16.8	13.3	148	18.7	14.0
Construction	25	3.2	1.7	28	3.5	1.9
Total commercial real estate loans	159	20.0	15.0	176	22.2	15.9
Commercial lease financing	47	5.9	6.7	56	7.1	7.4
Total commercial loans	656	82.4	73.9	623	78.5	72.1
Real estate — residential mortgage	18	2.3	3.7	23	2.9	3.9
Home equity loans	57	7.2	17.3	71	8.9	18.6
Consumer direct loans	20	2.5	2.7	22	2.8	2.7
Credit cards	32	4.0	1.3	33	4.1	1.3
Consumer indirect loans	13	1.6	1.1	22	2.8	1.4
Total consumer loans	140	17.6	26.1	171	21.5	27.9
Total loans (a)	$796	100.0%	100.0%	$794	100.0%	100.0%

(a)
Excludes allocations of the ALLL related to the discontinued operations of the education lending business in the amount of $14 million at December 31, 2018, $16 million at December 31, 2017, $24 million at December 31, 2016, $28 million at December 31, 2015, and $29 million at December 31, 2014.

Net loan charge-offs
Figure 31 shows the trend in our net loan charge-offs by loan type, while the composition of loan charge-offs and recoveries by type of loan is presented in Figure 32.
Over the past 12 months, net loan charge-offs increased $26 million. This increase was driven by an increase in net loan charge-offs in our commercial and industrial loan portfolio. In 2019, we expect net loan charge-offs to average loans to remain below our long-term targeted range of 40 to 60 basis points.
Figure 31. Net Loan Charge-offs from Continuing Operations (a)

Year ended December 31,
dollars in millions	2018	2017	2016	2015	2014
Commercial and industrial	$122	$93	$107	$61	$12
Real estate — commercial mortgage	18	9	(4)	(2)	2
Real estate — construction	(2)	1	7	—	(12)
Commercial lease financing	5	8	9	4	—
Total commercial loans	143	111	119	63	2
Real estate — residential mortgage	1	(1)	3	3	8
Home equity loans	10	15	16	21	32
Consumer direct loans	29	28	22	18	24
Credit cards	37	39	31	28	33
Consumer indirect loans	14	16	14	9	14
Total consumer loans	91	97	86	79	111
Total net loan charge-offs	$234	$208	$205	$142	$113
Net loan charge-offs to average loans	.26%	.24%	.29%	.24%	.20%
Net loan charge-offs from discontinued operations — education lending business	$10	$18	$17	$22	$31

(a)	Credit amounts indicate that recoveries exceeded charge-offs.

Figure 32. Summary of Loan and Lease Loss Experience from Continuing Operations

Year ended December 31, dollars in millions	2018	2017	2016	2015	2014
Average loans outstanding	$88,338	$86,365	$71,148	$58,594	$55,679

Allowance for loan and lease losses at beginning of period	$877	$858	$796	$794	$848
Loans charged off:
Commercial and industrial	159	133	118	77	45

Real estate — commercial mortgage	21	11	5	4	6
Real estate — construction	—	2	9	1	5
Total commercial real estate loans (a)	21	13	14	5	11
Commercial lease financing	10	14	12	11	10
Total commercial loans (b)	190	160	144	93	66
Real estate — residential mortgage	3	3	4	6	10
Home equity loans	21	30	30	32	46
Consumer direct loans	36	34	27	24	30
Credit cards	44	44	35	30	34
Consumer indirect loans	30	31	21	18	25
Total consumer loans	134	142	117	110	145
Total loans charged off	324	302	261	203	211
Recoveries:
Commercial and industrial	37	40	11	16	33

Real estate — commercial mortgage	3	2	9	6	4
Real estate — construction	2	1	2	1	17
Total commercial real estate loans (a)	5	3	11	7	21
Commercial lease financing	5	6	3	7	10
Total commercial loans (b)	47	49	25	30	64
Real estate — residential mortgage	2	4	1	3	2
Home equity loans	11	15	14	11	14
Consumer direct loans	7	6	5	6	6
Credit cards	7	5	4	2	1
Consumer indirect loans	16	15	7	9	11
Total consumer loans	43	45	31	31	34
Total recoveries	90	94	56	61	98
Net loan charge-offs	(234)	(208)	(205)	(142)	(113)
Provision (credit) for loan and lease losses	240	227	267	145	59
Foreign currency translation adjustment	—	—	—	(1)	—
Allowance for loan and lease losses at end of year	$883	$877	$858	$796	$794
Liability for credit losses on lending-related commitments at beginning of the year	$57	$55	$56	$35	$37
Provision (credit) for losses on lending-related commitments	6	2	(1)	21	(2)
Liability for credit losses on lending-related commitments at end of the year (c)	$63	$57	$55	$56	$35
Total allowance for credit losses at end of the year	$946	$934	$913	$852	$829
Net loan charge-offs to average total loans	.26%	.24%	.29%	.24%	.20%
Allowance for loan and lease losses to period-end loans	.99	1.01	1.00	1.33	1.38
Allowance for credit losses to period-end loans	1.06	1.08	1.06	1.42	1.44
Allowance for loan and lease losses to nonperforming loans	162.9	174.4	137.3	205.7	190.0
Allowance for credit losses to nonperforming loans	174.5	185.7	146.1	220.2	198.3
Discontinued operations — education lending business:
Loans charged off	$15	$26	$28	$35	$45
Recoveries	5	8	11	13	14
Net loan charge-offs	$(10)	$(18)	$(17)	$(22)	$(31)

(a)	See Figure 12 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial real estate loan portfolio.

(b)	See Figure 11 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial loan portfolio.

(c)	Included in “accrued expense and other liabilities” on the balance sheet.
Nonperforming assets
Figure 33 shows the composition of our nonperforming assets. As shown in Figure 33, nonperforming assets increased $43 million during 2018. The increase was largely in our real estate — commercial mortgage portfolio driven by several credits that were not concentrated in a particular industry or geography. See Note 1 (“Summary of Significant Accounting Policies”) under the headings “Nonperforming Loans,” “Impaired Loans,” and “Allowance for Loan and Lease Losses” for a summary of our nonaccrual and charge-off policies.

Figure 33. Summary of Nonperforming Assets and Past Due Loans from Continuing Operations

December 31,
dollars in millions	2018	2017	2016	2015	2014
Commercial and industrial	$152	$153	$297	$82	$59

Real estate — commercial mortgage	81	30	26	19	34
Real estate — construction	2	2	3	9	13
Total commercial real estate loans (a)	83	32	29	28	47
Commercial lease financing	9	6	8	13	18
Total commercial loans (b)	244	191	334	123	124
Real estate — residential mortgage	62	58	56	64	79
Home equity loans	210	229	223	190	195
Consumer direct loans	4	4	6	2	2
Credit cards	2	2	2	2	2
Consumer indirect loans	20	19	4	6	16
Total consumer loans	298	312	291	264	294
Total nonperforming loans (c)	542	503	625	387	418
OREO	35	31	51	14	18
Other nonperforming assets	—	—	—	2	—
Total nonperforming assets (c)	$577	$534	$676	$403	$436

Accruing loans past due 90 days or more	$112	$89	$87	$72	$96
Accruing loans past due 30 through 89 days	312	359	404	208	235
Restructured loans — accruing and nonaccruing (d)	399	317	280	280	270
Restructured loans included in nonperforming loans (d)	247	189	141	159	157
Nonperforming assets from discontinued operations — education lending business	8	7	5	7	11
Nonperforming loans to period-end portfolio loans (c)	.61%	.58%	.73%	.65%	.73%
Nonperforming assets to period-end portfolio loans plus OREO and other nonperforming assets (c)	.64	.62	.79	.67	.76

(a)	See Figure 12 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial real estate loan portfolio.

(b)	See Figure 11 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial loan portfolio.

(c)
Nonperforming loan balances exclude $575 million, $738 million, $865 million, $11 million and $13 million of PCI loans at December 31, 2018, December 31, 2017, December 31, 2016, December 31, 2015, and December 31, 2014, respectively.

(d)
Restructured loans (i.e., TDRs) are those for which Key, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. See Note 5,(“Asset Quality“) for more information on our TDRs.

Figure 34 shows the types of activity that caused the change in our nonperforming loans during each of the last four quarters and the years ended December 31, 2018, and December 31, 2017.
Figure 34. Summary of Changes in Nonperforming Loans from Continuing Operations

		2018 Quarters
in millions	2018	Fourth	Third	Second	First	2017
Balance at beginning of period	$503	$645	$545	$541	$503	$625
Loans placed on nonaccrual status	723	103	263	175	182	679
Charge-offs	(321)	(92)	(81)	(78)	(70)	(297)
Loans sold	(17)	(16)	—	(1)	—	(9)
Payments	(172)	(53)	(57)	(33)	(29)	(227)
Transfers to OREO	(24)	(10)	(5)	(5)	(4)	(37)
Loans returned to accrual status	(150)	(35)	(20)	(54)	(41)	(231)
Balance at end of period (a)	$542	$542	$645	$545	$541	$503

(a)	Nonperforming loan balances exclude $575 million and $738 million of PCI loans at December 31, 2018, and December 31, 2017, respectively.

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

As described in more detail in “Risk Management - Overview” in Item 7 of this report, the Board serves in an oversight capacity ensuring that Key’s risks are managed in a manner that is effective and balanced and adds value for the shareholders. The Board’s Risk Committee has primary oversight for enterprise-wide risk at KeyCorp, including operational risk (which includes cybersecurity). The Risk Committee reviews and provides oversight of management’s activities related to the enterprise-wide risk management framework, including cyber-related risk. The ERM Committee, chaired by the Chief Executive Officer and comprising other senior level executives, is responsible for managing risk (including cyber-related risk) and ensuring that the corporate risk profile is managed in a manner consistent with our risk appetite. The ERM Committee reports to the Board’s Risk Committee.

GAAP to Non-GAAP Reconciliations

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

Year ended December 31,
dollars in millions		2018	2017	2016	2015	2014
Tangible common equity to tangible assets at period end
Key shareholders’ equity (GAAP)		$15,595	$15,023	$15,240	$10,746	$10,530
Less:	Intangible assets (a)	2,818	2,928	2,788	1,080	1,090
	Preferred Stock (b)	1,421	1,009	1,640	281	282
	Tangible common equity (non-GAAP)	$11,356	$11,086	$10,812	$9,385	$9,158
Total assets (GAAP)		$139,613	$137,698	$136,453	$95,131	$93,820
Less:	Intangible assets (a)	2,818	2,928	2,788	1,080	1,090
	Tangible assets (non-GAAP)	$136,795	$134,770	$133,665	$94,051	$92,730
Tangible common equity to tangible assets ratio (non-GAAP)		8.30%	8.23%	8.09%	9.98%	9.88%
Average tangible common equity
Average Key shareholders’ equity (GAAP)		$15,131	$15,224	$12,647	$10,626	$10,467
Less:	Intangible assets (average) (c)	2,869	2,837	1,825	1,085	1,039
	Preferred Stock (average)	1,205	1,137	627	290	291
	Average tangible common equity (non-GAAP)	$11,057	$11,250	$10,195	$9,251	$9,137
Return on average tangible common equity from continuing operations
Income (loss) from continuing operations attributable to Key common shareholders (GAAP)		$1,793	$1,219	$753	$892	$917

Average tangible common equity (non-GAAP)		$11,057	$11,250	$10,195	$9,251	$9,137
Return on average tangible common equity from continuing operations (non-GAAP)		16.22%	10.84%	7.39%	9.64%	10.04%

(a)
For the years ended December 31, 2018, December 31, 2017, December 31, 2016, December 31, 2015, and December 31, 2014, intangible assets exclude $14 million, $26 million, $42 million, $45 million, and $68 million, respectively, of period-end purchased credit card relationships.

(b)	Net of capital surplus.

(c)
For the years ended December 31, 2018, December 31, 2017, December 31, 2016, December 31, 2015, and December 31, 2014, average intangible assets exclude $20 million, $34 million, $43 million, $55 million, and $79 million, respectively, of average purchased credit card relationships.

The cash efficiency ratio is a ratio of two non-GAAP performance measures. Accordingly, there is no directly comparable GAAP performance measure. The cash efficiency ratio excludes the impact of our intangible asset amortization from the calculation. We believe this ratio provides greater consistency and comparability between our results and those of our peer banks. Additionally, this ratio is used by analysts and investors to evaluate how effectively management is controlling noninterest expenses in generating revenue, as they develop earnings forecasts and peer bank analysis.

Year ended December 31,
dollars in millions		2018	2017	2016	2015	2014
Cash efficiency ratio
Noninterest expense (GAAP)		$3,975	$4,098	$3,756	$2,840	$2,761
Less:	Intangible asset amortization (GAAP)	99	95	55	36	39
Adjusted noninterest expense (non-GAAP)		$3,876	$4,003	$3,701	$2,804	$2,722

Net interest income (GAAP)		$3,909	$3,777	$2,919	$2,348	$2,293
Plus:	TE adjustment	31	53	34	28	24
Noninterest income (GAAP)		2,515	2,478	2,071	1,880	1,797
Total TE revenue (non-GAAP)		$6,455	$6,308	$5,024	$4,256	$4,114

Cash efficiency ratio (non-GAAP)		60.0%	63.5%	73.7%	65.9%	66.2%

Year ended December 31,
dollars in millions	2018
Common Equity Tier 1 under the Regulatory Capital Rules
Common Equity Tier 1 under current Regulatory Capital Rules	$12,291
Adjustments from current Regulatory Capital Rules to the fully phased-in Regulatory Capital Rules:
Deferred tax assets and other intangible assets (a)	—
Common Equity Tier 1 anticipated under the fully phased-in Regulatory Capital Rules (b)	$12,291

Net risk-weighted assets under current Regulatory Capital Rules	$123,788
Adjustments from current Regulatory Capital Rules to the fully phased-in Regulatory Capital Rules:
Mortgage servicing assets (c)	809
Deferred tax assets	312
All other assets	—
Total risk-weighted assets anticipated under the fully phased-in Regulatory Capital Rules (b)	$124,909

Common Equity Tier 1 ratio under the fully phased-in Regulatory Capital Rules (b)	9.84%

(a)
Includes the deferred tax assets subject to future taxable income for realization, primarily tax credit carryforwards, as well as intangible assets (other than goodwill and mortgage servicing assets) subject to the transition provisions of the final rule.

(b)
The anticipated amount of regulatory capital and risk-weighted assets is based upon the federal banking agencies’ Regulatory Capital Rules (as fully phased-in on January 1, 2019); we are subject to the Regulatory Capital Rules under the “standardized approach.”

(c)	Item is included in the 10%/15% exceptions bucket calculation and is risk-weighted at 250%.
Fourth Quarter Results
Figure 35 shows our financial performance for each of the past eight quarters. Highlights of our results for the fourth quarter of 2018 are summarized below.
Earnings
Our fourth quarter net income from continuing operations attributable to Key common shareholders was $459 million, or $.45 per Common Share, compared to $181 million, or $.17 per Common Share, for the fourth quarter of 2017.
On an annualized basis, our return on average total assets from continuing operations for the fourth quarter of 2018 was 1.37%, compared to .57% for the fourth quarter of 2017. The annualized return on average tangible common equity from continuing operations was 16.40% for the fourth quarter of 2018, compared to 6.35% for the year-ago quarter.

Net interest income

TE net interest income was $1.0 billion for the fourth quarter of 2018, and the net interest margin was 3.16%, compared to TE net interest income of $952 million and a net interest margin of 3.09% for the fourth quarter of 2017, reflecting the benefit from higher interest rates and higher earning asset balances. Fourth quarter 2018 net interest income included $23 million of purchase accounting accretion, a decline of $15 million from the fourth quarter of 2017.

Noninterest income

Our noninterest income was $645 million for the fourth quarter of 2018, compared to $656 million for the year-ago quarter. Trust and investment services income declined $10 million, related to the sale of KIBS in the second quarter of 2018. Cards and payments income and service charges on deposit accounts were impacted by the 2018 adoption of the revenue recognition accounting standard. Excluding the revenue recognition changes, both of these line items grew from the prior year. Investment banking and debt placement fees were lower, following a record fourth quarter in 2017. Partially offsetting these declines were increases in other income and mortgage servicing fees.

Noninterest expense

Our noninterest expense was $1.0 billion for the fourth quarter of 2018, compared to $1.1 billion for the fourth quarter of 2017. Personnel expense declined year-over-year, driven by lower incentive compensation and employee benefits costs, partially offset by increased severance expense related to our efficiency initiative. Net occupancy and marketing expenses also declined, largely related to merger-related charges in the fourth quarter of 2017. In the fourth quarter of 2018, our FDIC assessment costs decreased, due to the elimination of the FDIC quarterly surcharge.

Provision for credit losses

Our provision for credit losses was $59 million for the fourth quarter of 2018, compared to $49 million for the fourth quarter of 2017. Our ALLL was $883 million, or .99% of total period-end loans, at December 31, 2018, compared to 1.01% at December 31, 2017.

Net loan charge-offs for the fourth quarter of 2018 totaled $60 million, or .27% of average total loans. These results compare to $52 million, or .24%, for the fourth quarter of 2017.

Income taxes

For the fourth quarter of 2018, we recorded a tax provision from continuing operations of $92 million, compared to a tax provision of $251 million for the fourth quarter of 2017. The effective tax rate for the fourth quarter of 2018 was 15.9%, compared to 56.2% for the same quarter one year ago. Our 2017 income tax provision included $147 million, or 33%, from the reduction of our net deferred tax asset and related actions associated with the TCJ Act, compared to the current quarter. Accordingly, our fourth quarter 2017 tax provision from continuing operations, excluding the impacts of the TCJ Act, was $104 million and our effective tax rate was 23.2%. Refer to Note 13 (“Income Taxes”) for more information on the impact of the TCJ Act.

Figure 35. Selected Quarterly Financial Data

	2018 Quarters				2017 Quarters
dollars in millions, except per share amounts	Fourth	Third	Second	First	Fourth	Third	Second	First
FOR THE PERIOD
Interest income	$1,297	$1,239	$1,205	$1,137	$1,114	$1,109	$1,117	$1,050
Interest expense	297	253	226	193	176	161	144	132
Net interest income	1,000	986	979	944	938	948	973	918
Provision for credit losses	59	62	64	61	49	51	66	63
Noninterest income	645	609	660	601	656	592	653	577
Noninterest expense	1,012	964	993	1,006	1,098	992	995	1,013
Income (loss) from continuing operations before income taxes	574	569	582	478	447	497	565	419
Income (loss) from continuing operations attributable to Key	482	482	479	416	195	363	407	324
Income (loss) from discontinued operations, net of taxes	2	—	3	2	1	1	5	—
Net income (loss) attributable to Key	484	482	482	418	196	364	412	324
Income (loss) from continuing operations attributable to Key common shareholders	459	468	464	402	181	349	393	296
Income (loss) from discontinued operations, net of taxes	2	—	3	2	1	1	5	—
Net income (loss) attributable to Key common shareholders	461	468	467	404	182	350	398	296
PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.45	$.45	$.44	$.38	$.17	$.32	$.36	$.28
Income (loss) from discontinued operations, net of taxes	—	—	—	—	—	—	—	—
Net income (loss) attributable to Key common shareholders (a)	.45	.45	.44	.38	.17	.32	.37	.28
Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	.45	.45	.44	.38	.17	.32	.36	.27
Income (loss) from discontinued operations, net of taxes — assuming dilution	—	—	—	—	—	—	—	—
Net income (loss) attributable to Key common shareholders — assuming dilution (a)	.45	.45	.44	.38	.17	.32	.36	.27
Cash dividends paid	.170	.170	.120	.105	.105	.095	.095	.085
Book value at period end	13.90	13.33	13.29	13.07	13.09	13.18	13.02	12.71
Tangible book value at period end	11.14	10.59	10.59	10.35	10.35	10.52	10.40	10.21
Market price:
High	20.74	21.91	21.05	22.40	20.58	19.48	19.10	19.53
Low	13.66	19.38	18.72	19.00	17.40	16.28	16.91	16.54
Close	14.78	19.89	19.54	19.55	20.17	18.82	18.74	17.78
Weighted-average Common Shares outstanding (000)	1,018,614	1,036,479	1,052,652	1,056,037	1,062,348	1,073,390	1,076,203	1,068,609
Weighted-average Common Shares and potential Common Shares outstanding (000) (b)	1,030,417	1,049,976	1,065,793	1,071,786	1,079,330	1,088,841	1,093,039	1,086,540
AT PERIOD END
Loans	$89,552	$89,268	$88,222	$88,089	$86,405	$86,492	$86,503	$86,125
Earning assets	125,803	125,007	123,472	122,961	123,490	122,625	121,243	120,261
Total assets	139,613	138,805	137,792	137,049	137,698	136,733	135,824	134,476
Deposits	107,309	105,780	104,548	104,751	105,235	103,446	102,821	103,982
Long-term debt	13,732	13,849	13,853	13,749	14,333	15,100	13,261	12,324
Key common shareholders’ equity	14,145	13,758	14,075	13,919	13,998	14,224	14,228	13,951
Key shareholders’ equity	15,595	15,208	15,100	14,944	15,023	15,249	15,253	14,976
PERFORMANCE RATIOS — FROM CONTINUING OPERATIONS
Return on average total assets	1.37%	1.40%	1.41%	1.25%	.57%	1.07%	1.23%	0.99%
Return on average common equity	13.07	13.36	13.29	11.76	5.04	9.74	11.12	8.76
Return on average tangible common equity (c)	16.40	16.81	16.73	14.89	6.35	12.21	13.80	10.98
Net interest margin (TE)	3.16	3.18	3.19	3.15	3.09	3.15	3.30	3.13
Cash efficiency ratio (c)	59.9	58.7	58.8	62.9	66.7	62.2	59.3	65.8
PERFORMANCE RATIOS — FROM CONSOLIDATED OPERATIONS
Return on average total assets	1.37%	1.39%	1.40%	1.24%	.57%	1.06%	1.23%	.98%
Return on average common equity	13.13	13.36	13.37	11.82	5.07	9.77	11.26	8.76
Return on average tangible common equity (c)	16.47	16.81	16.84	14.97	6.39	12.25	13.98	10.98
Net interest margin (TE)	3.14	3.16	3.17	3.13	3.07	3.13	3.28	3.11
Loan to deposit (d)	85.6	87.0	86.9	86.9	84.4	86.2	87.2	85.6
CAPITAL RATIOS AT PERIOD END
Key shareholders’ equity to assets	11.17%	10.96%	10.96%	10.90%	10.91%	11.15%	11.23%	11.14%
Key common shareholders’ equity to assets	10.15	9.93	10.21	10.16	10.17	10.40	10.48	10.37
Tangible common equity to tangible assets (c)	8.30	8.05	8.32	8.22	8.23	8.49	8.56	8.51
Common Equity Tier 1	9.93	9.95	10.13	9.99	10.16	10.26	9.91	9.91
Tier 1 risk-based capital	11.08	11.11	10.95	10.82	11.01	11.11	10.73	10.74
Total risk-based capital	12.89	12.99	12.83	12.73	12.92	13.09	12.64	12.69
Leverage	9.89	10.03	9.87	9.76	9.73	9.83	9.95	9.81
TRUST ASSETS
Assets under management	$36,775	$40,575	$39,663	$39,003	$39,588	$38,660	$37,613	$37,417
OTHER DATA
Average full-time-equivalent employees	17,664	18,150	18,376	18,540	18,379	18,548	18,344	18,386
Branches	1,159	1,166	1,177	1,192	1,197	1,208	1,210	1,216

(a)	EPS may not foot due to rounding.

(b)	Assumes conversion of Common Share options and other stock awards and/or convertible preferred stock, as applicable.

(c)
See Figure 36 entitled “Selected Quarterly GAAP to Non-GAAP Reconciliations,” which presents the computations of certain financial measures related to “tangible common equity,” and “cash efficiency.” The table reconciles the GAAP performance measures to the corresponding non-GAAP measures, which provides a basis for period-to-period comparisons.

(d)	Represents period-end consolidated total loans and loans held for sale divided by period-end consolidated total deposits.

Figure 36. Selected Quarterly GAAP to Non-GAAP Reconciliations

		2018 Quarters				2017 Quarters
dollars in millions		Fourth	Third	Second	First	Fourth	Third	Second	First
Tangible common equity to tangible assets at period end
Key shareholders’ equity (GAAP)		$15,595	$15,208	$15,100	$14,944	$15,023	$15,249	$15,253	$14,976
Less:	Intangible assets (a)	2,818	2,838	2,858	2,902	2,928	2,870	2,866	2,751
	Preferred Stock (b)	1,421	1,421	1,009	1,009	1,009	1,009	1,009	1,009
	Tangible common equity (non-GAAP)	$11,356	$10,949	$11,233	$11,033	$11,086	$11,370	$11,378	$11,216
Total assets (GAAP)		$139,613	$138,805	$137,792	$137,049	$137,698	$136,733	$135,824	$134,476
Less:	Intangible assets (a)	2,818	2,838	2,858	2,902	2,928	2,870	2,866	2,751
	Tangible assets (non-GAAP)	$136,795	$135,967	$134,934	$134,147	$134,770	$133,863	$132,958	$131,725
Tangible common equity to tangible assets ratio (non-GAAP)		8.30%	8.05%	8.32%	8.22%	8.23%	8.49%	8.56%	8.51%
Average tangible common equity
Average Key shareholders’ equity (GAAP)		$15,384	$15,210	$15,032	$14,889	$15,268	$15,241	$15,200	$15,184
Less:	Intangible assets (average) (c)	2,828	2,848	2,883	2,916	2,939	2,878	2,756	2,772
	Preferred Stock (average)	1,450	1,316	1,025	1,025	1,025	1,025	1,025	1,480
	Average tangible common equity (non-GAAP)	$11,106	$11,046	$11,124	$10,948	$11,304	$11,338	$11,419	$10,932
Return on average tangible common equity from continuing operations
Net income (loss) from continuing operations attributable to Key common shareholders (GAAP)		$459	$468	$464	$402	$181	$349	$393	$296
Average tangible common equity (non-GAAP)		11,106	11,046	11,124	10,948	11,304	11,338	11,419	10,932
Return on average tangible common equity from continuing operations (non-GAAP)		16.40%	16.81%	16.73%	14.89%	6.35%	12.21%	13.80%	10.98%
Return on average tangible common equity consolidated
Net income (loss) attributable to Key common shareholders (GAAP)		$461	$468	$467	$404	$182	$350	$398	$296
Average tangible common equity (non-GAAP)		11,106	11,046	11,124	10,948	11,304	11,338	11,419	10,932
Return on average tangible common equity consolidated (non-GAAP)		16.47%	16.81%	16.84%	14.97%	6.39%	12.25%	13.98%	10.98%
Cash efficiency ratio
Noninterest expense (GAAP)		$1,012	$964	$993	$1,006	$1,098	$992	$995	$1,013
Less:	Intangible asset amortization (GAAP)	22	23	25	29	26	25	22	22
	Adjusted noninterest expense (non-GAAP)	$990	$941	$968	$977	$1,072	$967	$973	$991

Net interest income (GAAP)		$1,000	$986	$979	$944	$938	$948	$973	$918
Plus:	TE adjustment	8	7	8	8	14	14	14	11
	Noninterest income (GAAP)	645	609	660	601	656	592	653	577
	Total TE revenue (non-GAAP)	$1,653	$1,602	$1,647	$1,553	$1,608	$1,554	$1,640	$1,506

Cash efficiency ratio (non-GAAP)		59.9%	58.7%	58.8%	62.9%	66.7%	62.2%	59.3%	65.8%

(a)
For the three months ended December 31, 2018, September 30, 2018, June 30, 2018, and March 31, 2018, intangible assets exclude $14 million, $17 million, $20 million, and $23 million, respectively, of period-end purchased credit card relationships. For the three months ended December 31, 2017, September 30, 2017, June 30, 2017, and March 31, 2017, intangible assets exclude $26 million, $30 million, $33 million, and $38 million, respectively, of period-end purchased credit card relationships.

(b)	Net of capital surplus.

(c)
For the three months ended December 31, 2018, September 30, 2018, June 30, 2018, and March 31, 2018, average intangible assets exclude $15 million, $18 million, $21 million, and $24 million, respectively, of average purchased credit card relationships. For the three months ended December 31, 2017, September 30, 2017, June 30, 2017, and March 31, 2017, average intangible assets exclude $28 million, $32 million, $36 million, and $40 million, respectively, of average purchased credit card relationships.

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

Our loss estimates include an assessment of internal and external influences on credit quality that may not be fully reflective of the historical loss, risk-rating, or other indicative data. The ALLL is sensitive to a variety of internal factors, such as modifications in the mix and level of loan balances outstanding, portfolio performance and assigned risk ratings. The ALLL is also sensitive to a variety of external factors, such as the general health of the economy, as evidenced by volatility in commodity prices, changes in real estate demand and values, interest rates, unemployment rates, bankruptcy filings, fluctuations in the GDP, and the effects of weather and natural disasters such as droughts, floods and hurricanes. Management considers these variables and all other available information when establishing the final level of the ALLL. These variables and others may result in actual loan losses that differ from the originally estimated amounts.
Since our loss rates are applied to large pools of loans, even minor changes in the level of estimated losses can significantly affect management’s determination of the appropriate ALLL because those changes must be applied across a large portfolio. To illustrate, an increase in estimated losses equal to one-tenth of one percent of our consumer loan portfolio as of December 31, 2018, would indicate the need for a $23 million increase in the ALLL. The same increase in estimated losses for the commercial loan portfolio would result in a $66 million increase in the ALLL. Such adjustments to the ALLL can materially affect financial results. Following the above examples, a $23 million increase in the consumer loan portfolio allowance would have reduced our earnings on an after-tax basis by approximately $18 million, or $.02 per Common Share; a $66 million increase in the commercial loan portfolio allowance would have reduced earnings on an after-tax basis by approximately $51 million, or $.05 per Common Share.
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

A fair value measure should reflect the assumptions that market participants would use in pricing the asset or liability, including the assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset and the risk of nonperformance. Fair value is measured based on a variety of inputs. Fair value may be based on quoted market prices for identical assets or liabilities traded in active markets (Level 1 valuations). If market prices are not available, quoted market prices for similar instruments traded in active markets, quoted prices for identical or similar instruments in markets that are not active, or model-based valuation techniques for which all significant assumptions are observable in the market are used (Level 2 valuations). Where observable market data is not available, the valuation is generated from model based techniques that use significant assumptions not observable in the market, but observable based on our specific data (Level 3 valuations). Unobservable assumptions reflect our estimates for assumptions that market participants would use in pricing the asset or liability. Valuation techniques typically include option pricing models, discounted cash flow models and similar techniques, but may also include the use of market prices of assets or liabilities that are not directly comparable to the subject asset or liability.

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

Fair value is used on a recurring basis for certain assets and liabilities in which fair value is the primary measure of accounting. Fair value is used on a nonrecurring basis to measure certain assets or liabilities (including held-to-maturity securities, commercial loans held for sale, and OREO) for impairment or for disclosure purposes in accordance with current accounting guidance.

Impairment analysis also relates to long-lived assets, goodwill, and core deposit and other intangible assets. An impairment loss is recognized if the carrying amount of the asset is not likely to be recoverable and exceeds its fair value. In determining the fair value, management uses models and applies the techniques and assumptions previously discussed.
See Note 1 under the heading “Fair Value Measurements,” and in Note 6 (“Fair Value Measurements”) for a detailed discussion of determining fair value, including pricing validation processes.
Goodwill
The valuation and testing methodologies used in our analysis of goodwill impairment are summarized in Note 1 under the heading “Goodwill and Other Intangible Assets.” Accounting guidance permits an entity to first assess qualitative factors to determine whether additional goodwill impairment testing is required. We chose to utilize this qualitative assessment in our annual goodwill impairment testing in the fourth quarter of 2018 and concluded that it was not more likely than not that the fair values of our reporting units were less than their respective carrying values. Our reporting units for purposes of the analysis are our two major business segments: Key Community Bank and Key Corporate Bank.
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
If the carrying amount of a reporting unit exceeds its fair value, goodwill impairment may be indicated. In such a case, we would perform the second step of goodwill impairment testing, and we would estimate a hypothetical purchase price for the reporting unit (representing the unit’s fair value). Then we would compare that hypothetical purchase price with the fair value of the unit’s net assets (excluding goodwill). Any excess of the estimated purchase price over the fair value of the reporting unit’s net assets represents the implied fair value of goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill, the impairment loss represented by this difference is charged to earnings. We continue to monitor the impairment indicators for goodwill and other intangible assets, and to evaluate the carrying amount of these assets quarterly. Additional information is provided in Note 11 (“Goodwill and Other Intangible Assets”).

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
The application of hedge accounting requires significant judgment to interpret the relevant accounting guidance, as well as to assess hedge effectiveness, identify similar hedged item groupings, and measure changes in the fair value of the hedged items. We believe our methods of addressing these judgments and applying the accounting guidance are consistent with both the guidance and industry practices. On January 1, 2018, we early adopted revised derivative and hedging accounting guidance. For additional information on the adoption of this guidance, refer to the table in Note 1 under the heading “Accounting Guidance Adopted in 2018”. Additional information relating to our use of derivatives is included in Note 1 under the heading “Derivatives and Hedging,” and Note 8 (“Derivatives and Hedging Activities”).
Contingent liabilities, guarantees and income taxes
Note 21 (“Commitments, Contingent Liabilities, and Guarantees”) summarizes contingent liabilities arising from litigation and contingent liabilities arising from guarantees in various agreements with third parties under which we are a guarantor, and the potential effects of these items on the results of our operations. We record a liability for the fair value of the obligation to stand ready to perform over the term of a guarantee, but there is a risk that our actual future payments in the event of a default by the guaranteed party could exceed the recorded amount. See Note 21 (“Commitments, Contingent Liabilities, and Guarantees”) for a comparison of the liability recorded and the maximum potential undiscounted future payments for the various types of guarantees that we had outstanding at December 31, 2018.
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
Additionally, we conduct quarterly assessments that determine the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded. The available evidence used in connection with these assessments includes taxable income in prior periods, projected future taxable income, potential tax-planning strategies, and projected future reversals of deferred tax items. These assessments are subjective and may change. Based on these criteria, and in particular our projections for future taxable income, we currently believe it is more-likely-than-not that we will realize our net deferred tax asset in future periods. However, if our assessments prove incorrect, they could have a material adverse effect on our results of operations in the period in which they occur. For further information on our accounting for income taxes, see Note 1 (“Summary of Significant Accounting Policies”) and Note 13 (“Income Taxes”).
During 2018, we did not significantly alter the manner in which we applied our critical accounting policies or developed related assumptions and estimates.

Accounting and reporting developments

Accounting guidance pending adoption at December 31, 2018

Standard	Required Adoption	Description	Effect on Financial Statements or Other Significant Matters
ASU 2016-13 Measurement of Credit Losses on Financial Instruments	January 1, 2020 Early adoption is permitted as of January 1, 2019.
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

Key has formed cross-functional implementation working groups comprised of teams throughout Key, including finance, credit, and modeling. The implementation team has completed the development of initial loss forecasting models, including establishment of macroeconomic forecasting methodologies and approaches to meet the requirements of the new guidance. Implementation activities for 2019 will focus on validation of the models, continued challenge of model outputs, development of the qualitative framework, establishing processes and controls, drafting policies and disclosures and documentation. A parallel production run will occur during 2019.

Key expects that the new guidance will generally result in an increase in its allowance for credit losses for loans, unfunded lending-related commitments, and purchased financial assets with credit deterioration, as it will cover credit losses over the full remaining expected life of loans and commitments and will consider future changes in macroeconomic conditions. Since the magnitude of the anticipated increase in the allowance for credit losses will be impacted by economic conditions and trends in the Company’s portfolio at the time of adoption and the implementation and testing of forecasting methodologies, the quantitative impact cannot yet be reasonably estimated. While we are still assessing the new standard, the adoption of this guidance is not anticipated to have a material impact on the available-for-sale debt securities or held-to maturity securities measured at amortized cost.

ASU 2017-04, Simplifying the Test for Goodwill Impairment	January 1, 2020 Early adoption is permitted.
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

The guidance should be implemented using a prospective approach.
The adoption of this accounting guidance is not expected to have a material effect on our financial condition or results of operations.
ASU 2018-14, Changes to the Disclosure Requirements for Defined Benefit Plans	January 1, 2020 Early adoption is permitted.
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
ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract	January 1, 2020 Early adoption is permitted.
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

Key has elected to early adopt this guidance effective January 1, 2019 on a prospective basis. The adoption of this guidance is not expected to have a material effect on our financial condition or results of operations.

European Sovereign and Non-Sovereign Debt Exposures

Our total European sovereign and non-sovereign debt exposure is presented in Figure 37.
Figure 37. European Sovereign and Non-Sovereign Debt Exposures

December 31, 2018	Short- and Long- Term Commercial Total (a)	Foreign Exchange and Derivatives with Collateral (b)	Net Exposure
in millions
France:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	$1	$1
Non-sovereign non-financial institutions	$2	—	2
Total	2	1	3
Germany:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	17	—	17
Total	17	—	17
Italy:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	8	—	8
Total	8	—	8
Luxembourg:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	9	—	9
Total	9	—	9
Switzerland:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	(5)	(5)
Non-sovereign non-financial institutions	—	—	—
Total	—	(5)	(5)
United Kingdom:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	131	131
Non-sovereign non-financial institutions	2	—	2
Total	2	131	133
Total Europe:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	127	127
Non-sovereign non-financial institutions	38	—	38
Total	$38	$127	$165

(a)	Represents our outstanding leases.

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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information included under the caption “Risk Management — Market risk management” in the MD&A beginning on page 66 is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our financial performance for each of the past eight quarters is summarized in Figure 35 contained in the “Fourth Quarter Results” section in the MD&A.

Management’s Annual Report on Internal Control over Financial Reporting

We are responsible for the preparation, content and integrity of the financial statements and other statistical data and analyses compiled for this annual report. The financial statements and related notes have been prepared in conformity with U.S. generally accepted accounting principles and include amounts which of necessity are based on management’s best estimates and judgments and give due consideration to materiality. We believe the financial statements and notes present fairly our financial position, results of operations and cash flows in all material respects.

We are responsible for establishing and maintaining a system of internal control that is designed to protect our assets and the integrity of our financial reporting as defined in the Securities and Exchange Act of 1934, as amended. This corporate-wide system of controls includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Corporation; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles, and that receipts and expenditures of the Corporation are made only in accordance with authorizations of management and directors of the Corporation; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Corporation’s assets that could have a material effect on the consolidated financial statements. All employees are required to comply with our code of ethics. We conduct an annual certification process to ensure that our employees meet this obligation. Although any system of internal control can be compromised by human error or intentional circumvention of required procedures, we believe our system provides reasonable assurance that financial transactions are recorded and reported properly, providing an adequate basis for reliable financial statements.

The Board of Directors discharges its responsibility for our financial statements through its Audit Committee. This committee, which draws its members exclusively from the non-management directors, also hires the independent registered public accounting firm. The Audit Committee meets regularly with management, internal audit, and the independent public accountants at assure that the Audit Committee, management internal auditors, and the independent public accountants are carrying out their responsibilities and to review auditing, internal control and financial reporting matters.

Management’s Assessment of Internal Control over Financial Reporting

Management assessed, with participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control and procedures over financial reporting using criteria described in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that assessment, we believe we maintained an effective system of internal control over financial reporting as of December 31, 2018.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Corporation's internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their accompanying report dated February 25, 2019.

Beth E. Mooney
Chairman, Chief Executive Officer and President
Donald R. Kimble
Chief Financial Officer

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

To the Shareholders and the Board of Directors of KeyCorp

Opinion on Internal Control over Financial Reporting

We have audited KeyCorp’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, KeyCorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of KeyCorp as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes of KeyCorp and our report dated February 25, 2019 expressed an unqualified opinion thereon.

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
February 25, 2019

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of KeyCorp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of KeyCorp as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of KeyCorp at December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), KeyCorp’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2019 expressed an unqualified opinion thereon.

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
Cleveland, Ohio
February 25, 2019

Consolidated Balance Sheets

December 31,
in millions, except per share data	2018	2017
ASSETS
Cash and due from banks	$678	$671
Short-term investments	2,562	4,447
Trading account assets	849	836
Securities available for sale	19,428	18,139
Held-to-maturity securities (fair value: $11,122 and $11,565)	11,519	11,830
Other investments	666	726
Loans, net of unearned income of $678 and $736	89,552	86,405
Allowance for loan and lease losses	(883)	(877)
Net loans	88,669	85,528
Loans held for sale (a)	1,227	1,107
Premises and equipment	882	930
Operating lease assets	993	821
Goodwill	2,516	2,538
Other intangible assets	316	416
Corporate-owned life insurance	4,171	4,132
Accrued income and other assets	4,037	4,237
Discontinued assets	1,100	1,340
Total assets	$139,613	$137,698
LIABILITIES
Deposits in domestic offices:
NOW and money market deposit accounts	$59,918	$53,627
Savings deposits	4,854	6,296
Certificates of deposit ($100,000 or more)	7,913	6,849
Other time deposits	5,332	4,798
Total interest-bearing deposits	78,017	71,570
Noninterest-bearing deposits	29,292	33,665
Total deposits	107,309	105,235
Federal funds purchased and securities sold under repurchase agreements	319	377
Bank notes and other short-term borrowings	544	634
Accrued expense and other liabilities	2,113	2,094
Long-term debt	13,732	14,333
Total liabilities	124,017	122,673
EQUITY
Preferred stock	1,450	1,025
Common Shares, $1 par value; authorized 1,400,000,000 shares; issued 1,256,702,081 and 1,256,702,081 shares	1,257	1,257
Capital surplus	6,331	6,335
Retained earnings	11,556	10,335
Treasury stock, at cost (237,198,944 and 187,617,832 shares)	(4,181)	(3,150)
Accumulated other comprehensive income (loss)	(818)	(779)
Key shareholders’ equity	15,595	15,023
Noncontrolling interests	1	2
Total equity	15,596	15,025
Total liabilities and equity	$139,613	$137,698

(a)	Total loans held for sale include Real estate — residential mortgage loans held for sale at fair value of $54 million at December 31, 2018, and $71 million at December 31, 2017.
See notes to Consolidated Financial Statements

Consolidated Statements of Income

Year ended December 31,
dollars in millions, except per share amounts	2018	2017	2016
INTEREST INCOME
Loans	$4,023	$3,677	$2,773
Loans held for sale	66	52	34
Securities available for sale	409	369	329
Held-to-maturity securities	284	222	122
Trading account assets	29	27	23
Short-term investments	46	26	22
Other investments	21	17	16
Total interest income	4,878	4,390	3,319
INTEREST EXPENSE
Deposits	517	278	171
Federal funds purchased and securities sold under repurchase agreements	11	1	1
Bank notes and other short-term borrowings	21	15	10
Long-term debt	420	319	218
Total interest expense	969	613	400
NET INTEREST INCOME	3,909	3,777	2,919
Provision for credit losses	246	229	266
Net interest income after provision for credit losses	3,663	3,548	2,653
NONINTEREST INCOME
Trust and investment services income	499	535	464
Investment banking and debt placement fees	650	603	482
Service charges on deposit accounts	349	357	302
Operating lease income and other leasing gains	89	96	62
Corporate services income	233	219	215
Cards and payments income	270	287	233
Corporate-owned life insurance income	137	131	125
Consumer mortgage income	30	26	17
Mortgage servicing fees	82	71	57
Other income(a)	176	153	114
Total noninterest income	2,515	2,478	2,071
NONINTEREST EXPENSE
Personnel	2,309	2,278	2,048
Net occupancy	308	331	305
Computer processing	210	225	255
Business services and professional fees	184	192	235
Equipment	105	114	98
Operating lease expense	120	92	59
Marketing	102	120	101
FDIC assessment	72	82	61
Intangible asset amortization	99	95	55
OREO expense, net	6	11	9
Other expense	460	558	530
Total noninterest expense	3,975	4,098	3,756
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,203	1,928	968
Income taxes	344	637	179
INCOME (LOSS) FROM CONTINUING OPERATIONS	1,859	1,291	789
Income (loss) from discontinued operations	7	7	1
NET INCOME (LOSS)	1,866	1,298	790
Less: Net income (loss) attributable to noncontrolling interests	—	2	(1)
NET INCOME (LOSS) ATTRIBUTABLE TO KEY	$1,866	$1,296	$791
Income (loss) from continuing operations attributable to Key common shareholders	$1,793	$1,219	$753
Net income (loss) attributable to Key common shareholders	1,800	1,226	754
Per Common Share:
Income (loss) from continuing operations attributable to Key common shareholders	$1.72	$1.13	$.81
Income (loss) from discontinued operations, net of taxes	.01	.01	—
Net income (loss) attributable to Key common shareholders (b)	1.73	1.14	.81
Per Common Share — assuming dilution:
Income (loss) from continuing operations attributable to Key common shareholders	$1.70	$1.12	$.80
Income (loss) from discontinued operations, net of taxes	.01	.01	—
Net income (loss) attributable to Key common shareholders (b)	1.71	1.13	.80
Cash dividends declared per Common Share	$.565	$.38	$.33
Weighted-average Common Shares outstanding (000)	1,040,890	1,072,078	927,816
Effect of convertible preferred stock	—	—	—
Effect of Common Share options and other stock awards	13,792	16,515	10,720
Weighted-average Common Shares and potential Common Shares outstanding (000)(c)	1,054,682	1,088,593	938,536

(a)
Net securities gains (losses) totaled less than $1 million for each of the years ended December 31, 2018, 2017, and 2016. For 2018, 2017, and 2016, we did not have any impairment losses related to securities.

(b)	EPS may not foot due to rounding.

(c)	Assumes conversion of Common Share options and other stock awards and/or convertible preferred stock, as applicable.
See Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

Year ended December 31,
in millions	2018	2017	2016
Net income (loss)	$1,866	$1,298	$790
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale, net of income taxes of ($19), $13, and (76)	(62)	(126)	(127)
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of $11, ($19), and ($19)	36	(72)	(34)
Foreign currency translation adjustments, net of income taxes of $11, $9, and ($1)	(23)	12	(1)
Net pension and postretirement benefit costs, net of income taxes of $3, $80, and $19	10	(52)	26
Total other comprehensive income (loss), net of tax	(39)	(238)	(136)
Comprehensive income (loss)	1,827	1,060	654
Less: Comprehensive income attributable to noncontrolling interests	—	2	(1)
Comprehensive income (loss) attributable to Key	$1,827	$1,058	$655

See Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Equity

	Key Shareholders’ Equity
dollars in millions, except per share amounts	Preferred Shares Outstanding (000)	Common Shares Outstanding (000)	Preferred Stock	Common Shares	Capital Surplus	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
BALANCE AT DECEMBER 31, 2015	2,900	835,751	$290	$1,017	$3,922	$8,922	$(3,000)	$(405)	$13
Net income (loss)						791			(1)
Other comprehensive income (loss)								(136)
Deferred compensation					(4)
Cash dividends declared
Common Shares ($.33 per share)						(298)
Series A Preferred Stock ($7.75 per share)						(22)
Series C Preferred Stock ($.539063 per share)						(8)
Series D Preferred Stock ($13.33 per share)						(7)
Common Shares issued for the acquisition of FNFG		239,732		240	2,591
Common Shares repurchased		(10,502)					(140)
Issuance of Preferred Stock	14,521		1,375		(16)
Common Shares reissued (returned) for stock options and other employee benefit plans		14,333			(108)		236
Net contribution from (distribution to) noncontrolling interests									(12)
BALANCE AT DECEMBER 31, 2016	17,421	1,079,314	1,665	1,257	6,385	9,378	(2,904)	(541)	—
Net income (loss)						1,296			2
Other comprehensive income (loss)								(238)
Reclassification of tax effects in AOCI resulting from the new federal corporate income tax rate						141
Deferred compensation					16
Cash dividends declared
Common shares ($.38 per share)						(410)
Series A Preferred Stock ($1.9375 per share)						(6)
Series C Preferred Stock ($.539063 per share)						(7)
Series D Preferred Stock ($50.00 per depositary share)						(26)
Series E Preferred Stock ($1.544012 per depositary share)						(31)
Open market Common Share repurchases		(36,140)					(665)
Employee equity compensation program Common Share repurchases		(3,520)					(65)
Series A Preferred Stock exchanged for Common Shares	(2,900)	20,568	(290)		(49)		338
Redemption of Series C Preferred Stock	(14,000)		(350)
Common Shares reissued (returned) for stock options and other employee benefit plans		8,862			(17)		146
Net contribution from (distribution to) noncontrolling interests									—
BALANCE AT DECEMBER 31, 2017	521	1,069,084	1,025	1,257	6,335	10,335	(3,150)	(779)	2
Cumulative effect from changes in accounting principle (a)						(2)
Other reclassification of AOCI						13
Net income (loss)						1,866			—
Other comprehensive income (loss)								(39)
Deferred compensation					21
Cash dividends declared
Common Shares ($.565 per share)						(590)
Series D Preferred Stock ($50.00 per depositary share)						(26)
Series E Preferred Stock ($1.531252 per depositary share)						(31)
Series F Preferred Stock ($.529688 per depositary share)						(9)
Issuance of Series F Preferred Stock	425		425		(13)
Open market Common Share repurchases		(54,006)					(1,098)
Employee equity compensation program Common Share repurchases		(2,286)					(47)
Common Shares reissued (returned) for stock options and other employee benefit plans		6,711			(12)		114
Net contribution from (distribution to) noncontrolling interests									(1)
BALANCE AT DECEMBER 31, 2018	946	1,019,503	$1,450	$1,257	$6,331	$11,556	$(4,181)	$(818)	$1

(a)	Includes the impact of implementing ASU 2014-09, ASU 2016-01, and ASU 2017-12
See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

Year ended December 31,
in millions	2018	2017	2016
OPERATING ACTIVITIES
Net income (loss)	$1,866	$1,298	$790
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for credit losses	246	229	266
Depreciation and amortization expense, net	382	407	314
Accretion of acquired loans	86	203	116
Increase in cash surrender value of corporate-owned life insurance	(117)	(119)	(111)
Stock-based compensation expense	99	100	99
FDIC reimbursement (payments), net of FDIC expense	(10)	(3)	13
Deferred income taxes (benefit)	98	303	11
Proceeds from sales of loans held for sale	14,019	11,963	8,572
Originations of loans held for sale, net of repayments	(13,948)	(11,846)	(8,361)
Net losses (gains) from sale of loans held for sale	(183)	(181)	(139)
Net losses (gains) and writedown on OREO	—	5	4
Net losses (gains) on leased equipment	41	3	7
Net losses (gains) on sales of fixed assets	9	24	56
Net securities losses (gains)	—	(1)	—
Net decrease (increase) in trading account assets	(13)	31	(79)
Gain on sale of KIBS	(83)	—	—
Direct acquisition costs	—	—	(44)
Other operating activities, net	14	(601)	175
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,506	1,815	1,689
INVESTING ACTIVITIES
Cash received (used) in acquisitions, net of cash acquired	—	(144)	(481)
Proceeds from sale of KIBS	124	—	—
Net decrease (increase) in short-term investments, excluding acquisitions	1,885	(1,672)	(68)
Purchases of securities available for sale	(4,594)	(3,002)	(5,718)
Proceeds from sales of securities available for sale	—	915	4,249
Proceeds from prepayments and maturities of securities available for sale	3,197	3,999	4,241
Proceeds from prepayments and maturities of held-to-maturity securities	1,558	1,797	1,627
Purchases of held-to-maturity securities	(1,242)	(3,398)	(6,968)
Purchases of other investments	(28)	(87)	(46)
Proceeds from sales of other investments	62	117	243
Proceeds from prepayments and maturities of other investments	40	4	4
Net decrease (increase) in loans, excluding acquisitions, sales, and transfers	(3,700)	(945)	(3,580)
Proceeds from sales of portfolio loans	204	183	140
Proceeds from corporate-owned life insurance	78	55	29
Purchases of premises, equipment, and software	(99)	(112)	(145)
Proceeds from sales of premises and equipment	2	—	—
Proceeds from sales of OREO	31	51	16
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(2,482)	(2,239)	(6,457)
FINANCING ACTIVITIES
Net increase (decrease) in deposits, excluding acquisitions	2,074	1,148	4,047
Net increase (decrease) in short-term borrowings	(148)	(1,299)	(1,294)
Net proceeds from issuance of long-term debt	2,306	2,852	2,827
Payments on long-term debt	(2,880)	(748)	(1,308)
Issuance of preferred shares	412	—	1,009
Repurchase of Common Shares	(1,098)	(664)	(140)
Employee equity compensation program Common Share repurchases	(47)	(66)	—
Redemption of Preferred Stock Series C	—	(350)	—
Net proceeds from reissuance of Common Shares	20	25	32
Cash dividends paid	(656)	(480)	(335)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(17)	418	4,838
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	7	(6)	70
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	671	677	607
CASH AND DUE FROM BANKS AT END OF YEAR	$678	$671	$677

Additional disclosures relative to cash flows:
Interest paid	$892	$598	$429
Income taxes paid (refunded)	12	6	144
Noncash items:
Reduction of secured borrowing and related collateral	$20	40	$67
Loans transferred to portfolio from held for sale	24	105	10
Loans transferred to held for sale from portfolio	(33)	42	45
Loans transferred to other real estate owned	25	37	36
CMBS risk retentions	16	18	—
Preferred stock issued to acquire First Niagara	—	—	350
Common stock issued to acquire First Niagara	—	—	2,831
First Niagara assets acquired	—	—	35,616
First Niagara liabilities assumed	—	—	33,028
See Notes to Consolidated Financial Statements.

1. Summary of Significant Accounting Policies

Organization

We are one of the nation’s largest bank-based financial services companies, providing deposit, lending, cash management, insurance, and investment services to individuals and small and medium-sized businesses through our subsidiary, KeyBank. We also provide a broad range of sophisticated corporate and investment banking products, such as merger and acquisition advice, public and private debt and equity, syndications, and derivatives to middle market companies in selected industries throughout the United States through our subsidiary, KBCM. As of December 31, 2018, KeyBank operated 1,159 full-service retail banking branches and 1,505 ATMs in 15 states, as well as additional offices, online and mobile banking capabilities, and a telephone banking call center. Additional information pertaining to our two major business segments, Key Community Bank and Key Corporate Bank, is included in Note 24 (“Line of Business Results”).

Use of Estimates

Our accounting policies conform to GAAP and prevailing practices within the financial services industry. We must make certain estimates and judgments when determining the amounts presented in our consolidated financial statements and the related notes. If these estimates prove to be inaccurate, actual results could differ from those reported.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of KeyCorp and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Some previously reported amounts have been reclassified to conform to current reporting practices.

The consolidated financial statements also include the accounts of any voting rights entities in which we have a controlling financial interest and certain VIEs. In accordance with the applicable accounting guidance for consolidations, we consolidate a VIE if we have the power to direct activities of the VIE that most significantly impact the entity’s economic performance; and the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. See Note 12 (“Variable Interest Entities”) for information on our involvement with VIEs.

We use the equity method to account for unconsolidated investments in voting rights entities or VIEs if we have significant influence over the entity’s operating and financing decisions (usually defined as a voting or economic interest of 20% to 50%, but not controlling). Unconsolidated investments in voting rights entities or VIEs in which we have a voting or economic interest of less than 20% generally are carried at fair value or a cost measurement alternative.

In preparing these financial statements, subsequent events were evaluated through the time the financial statements were issued. Financial statements are considered issued when they are widely distributed to all shareholders and other financial statement users or filed with the SEC.

Cash and Cash Equivalents

Cash and due from banks are considered “cash and cash equivalents” for financial reporting purposes. We do not consider cash on deposit with the Federal Reserve to be restricted.

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

Loans Held for Sale

Loans held for sale generally include certain residential and commercial mortgage loans and other commercial loans. Loans are initially classified as held for sale when they are individually identified as being available for immediate sale and a formal plan exists to sell them. Loans held for sale are recorded at either fair value, if elected, or the lower of cost or fair value. Fair value is determined based on available market data for similar assets. When a loan is originated as held-for-sale, we do not defer the related fees and costs. Our commercial loans (including commercial mortgage and non-mortgage loans), which we originated and intend to sell, are carried at the lower of aggregate cost or fair value. Subsequent declines in fair value for loans held for sale are recognized as a charge to “other income” on the income statement. Consumer real estate - residential mortgages loans have been elected to be carried at fair value. Subsequent increases and decreases in fair value for loans elected to be measured at fair value are recorded to “consumer mortgage income” on the income statement. Additional information regarding fair value measurements associated with our loans held for sale is provided in Note 6 (“Fair Value Measurements”).

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

Nonperforming Loans

Nonperforming loans are loans for which we do not accrue interest income, and include commercial and consumer loans and leases as well as current year TDRs and nonaccruing TDR loans from prior years. Nonperforming loans do not include loans held for sale or PCI loans.

We generally classify commercial loans as nonperforming and stop accruing interest (i.e., designate the loan “nonaccrual”) when the borrower’s principal or interest payment is 90 days past due unless the loan is well-secured and in the process of collection. Commercial loans are also placed on nonaccrual status when payment is not past due but we have serious doubts about the borrower’s ability to comply with existing repayment terms. Once a loan is designated nonaccrual (and as a result assessed for impairment), the interest accrued but not collected is generally charged against the ALLL, and payments subsequently received are applied to principal. Commercial loans are typically charged off in full or charged down to the fair value of the underlying collateral when the borrower’s payment is 180 days past due.

We classify consumer loans as nonperforming and stop accruing interest when the borrower’s payment is 120 days past due, unless the loan is well-secured and in the process of collection. Any second lien home equity loan with an associated first lien that is 120 days or more past due or in foreclosure, or for which the first mortgage delinquency timeframe is unknown, is reported as a nonperforming loan. Secured loans that are discharged through Chapter 7 bankruptcy and not formally re-affirmed are designated as nonperforming and TDRs. Our charge-off policy for most consumer loans takes effect when payments are 120 days past due. Home equity and residential mortgage loans generally are charged down to net realizable value when payment is 180 days past due. Credit card loans and similar unsecured products continue to accrue interest until the account is charged off at 180 days past due.

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

All consumer TDRs, regardless of size, and all commercial TDRs and non-accrual commercial loans with an outstanding balance of $2.5 million or greater are individually evaluated for impairment and assigned a specific reserve. Commercial non-accrual loans of less than $2.5 million and all non-accrual consumer loans are aggregated and collectively evaluated for impairment. The amount of the reserve is estimated based on the criteria outlined in the “Allowance for Loan and Lease Losses” section of this note.

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

We estimate the appropriate level of our ALLL by applying expected loss rates to existing loans with similar risk characteristics. Expected loss rates for commercial loans are derived from a statistical analysis of our historical default and loss severity experience. The analysis utilizes probability of default and loss given default to assign loan grades using our internal risk rating system. Our expected loss rates are reviewed quarterly and updated as necessary. As of December 31, 2018, the probability of default ratings was based on our default data for the period from January 2008 through October 2018, which encompasses the last downturn period as well as our more recent positive credit experience. We adjust expected loss rates based on calculated estimates of the average time period from initial loss indication to the initial loss recorded for an individual loan.

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
For all consumer loan TDRs, regardless of size, as well as all commercial TDRs and non-accrual commercial loans with an outstanding balance of $2.5 million or greater, we conduct further analysis to determine the probable loss content and assign a specific allowance to the loan if deemed appropriate. We estimate the extent of the individual impairment for commercial loans and TDRs by comparing the recorded investment of the loan with the estimated present value of its future cash flows, the fair value of its underlying collateral, or the loan’s observable market price. Secured consumer loan TDRs that are discharged through Chapter 7 bankruptcy and not formally re-affirmed are adjusted to reflect the fair value of the underlying collateral, less costs to sell. Other consumer loan TDRs are assigned a specific allocation based on the estimated present value of future cash flows using the effective interest rate. A specific allowance also may be assigned — even when sources of repayment appear sufficient — if we remain uncertain about whether the loan will be repaid in full. On at least a quarterly basis, we evaluate the appropriateness of our loss estimation methods to reduce differences between estimated incurred losses and actual losses.
Liability for Credit Losses on Lending-Related Commitments
The liability for credit losses inherent in lending-related commitments, such as letters of credit and unfunded loan commitments, is included in “accrued expense and other liabilities” on the balance sheet and established through a charge to the provision for loan and lease losses. We determine the amount of this liability by considering both historical trends and current market conditions quarterly, or more often if deemed necessary.
Fair Value Measurements
Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between market participants in the principal market. Therefore, fair value represents an exit price at the measurement date. We value our assets and liabilities based on the principal or most advantageous market where each would be sold (in the case of assets) or transferred (in the case of liabilities). In the absence of observable market transactions, we consider liquidity valuation adjustments to reflect the uncertainty in pricing the instruments.
Valuation inputs can be observable or unobservable. Observable inputs are assumptions based on market data obtained from an independent source. Unobservable inputs are assumptions based on our own information or assessment of assumptions used by other market participants in pricing the asset or liability. Our unobservable inputs are based on the best and most current information available on the measurement date.
All inputs, whether observable or unobservable, are ranked in accordance with a prescribed fair value hierarchy that gives the highest ranking to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest ranking to unobservable inputs (Level 3). Fair values for Level 2 assets and liabilities are based on one or a combination of the following factors: (i) quoted market prices for similar assets or liabilities; (ii) observable inputs, such as interest rates or yield curves; or (iii) inputs derived principally from or corroborated by observable market data. The level in the fair value hierarchy ascribed to a fair value measurement in its entirety is based on the lowest level input that is significant to the measurement. We consider an input to be significant if it drives 10% or more of the total fair value of a particular asset or liability. Assets and liabilities may transfer between levels based on the observable and unobservable inputs used at the valuation date, as the inputs may be influenced by certain market conditions. We recognize transfers between levels of the fair value hierarchy at the end of the reporting period.
Assets and liabilities are recorded at fair value on a recurring or non-recurring basis. Non-recurring fair value adjustments are typically recorded as a result of the application of lower of cost or fair value accounting; or impairment. At a minimum, we conduct our valuations quarterly.
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

Securities
Securities available for sale. Debt securities that we intend to hold for an indefinite period of time but that may be sold in response to changes in interest rates, prepayment risk, liquidity needs, or other factors are classified as available-for-sale and reported at fair value. Realized gains and losses resulting from sales of securities using the specific identification method, are included in “other income” on the income statement. Unrealized gains and losses (net of income taxes) deemed temporary are recorded in equity as a component of AOCI. Other-than-temporary unrealized losses on debt securities are included in “other income” on the income statement when the loss is attributable to credit. Other-than-temporary unrealized losses attributable to factors other than credit are recorded in AOCI. For additional information, refer to Note 7 (“Securities”).
“Other securities” held in the available-for-sale portfolio consist of convertible preferred stock of privately held companies.
Held-to-maturity securities. Debt securities that we have the intent and ability to hold until maturity are classified as held-to-maturity and are carried at cost and adjusted for amortization of premiums and accretion of discounts using the interest method. This method produces a constant rate of return on the adjusted carrying amount. “Other securities” held in the held-to-maturity portfolio consist of foreign bonds and capital securities. If any of the value of a held-to-maturity is determined to be unrecoverable, impairment will be recorded.
Other Investments
Other investments include equity and mezzanine instruments as well as other types of investments that generally are carried at the alternative cost method. The alternative cost method results in these investments being recorded at cost, less any impairment, plus or minus changes resulting from observable market transactions. Adjustments are included in “other income” on the income statement.
Derivatives and Hedging
All derivatives are recognized on the balance sheet at fair value in “accrued income and other assets” or “accrued expense and other liabilities”. The net increase or decrease in derivatives is included in “other operating activities, net” within the statement of cash flows. Accounting for changes in fair value (i.e., gains or losses) of derivatives differs depending on whether the derivative has been designated and qualifies as part of a hedge relationship, and on the type of hedge relationship. For derivatives that are not in a hedge relationship, any gain or loss, as well as any premium paid or received, is recognized immediately in earnings in “corporate services income” or “other income” on the income statement, depending whether the derivative is for customer accommodation or risk management, respectively. A derivative that is designated and qualifies as a hedging instrument must be designated as a fair value hedge, a cash flow hedge, or a hedge of a net investment in a foreign operation. Changes in the fair value of a hedging instrument are reflected in the same income statement line as the earnings effect of the hedged item.
A fair value hedge is used to limit exposure to changes in the fair value of existing assets, liabilities, and commitments caused by changes in interest rates or other economic factors. The change in the fair value of an instrument designated as a fair value hedge is recorded in earnings at the same time as a change in fair value of the hedged risk.
A cash flow hedge is used to minimize the variability of future cash flows that is caused by changes in interest rates or other economic factors. The gain or loss on a cash flow hedge is recorded as a component of AOCI on the balance sheet and reclassified to earnings in the same period in which the hedged transaction affects earnings (e.g., when we incur variable-rate interest on debt, earn variable-rate interest on loans, or sell commercial real estate loans).
A net investment hedge is used to hedge the exposure of changes in the carrying value of investments as a result of changes in the related foreign exchange rates. The gain or loss on a net investment hedge is recorded as a component of AOCI on the balance sheet when the terms of the derivative match the notional and currency risk being hedged. The amount in AOCI is reclassified into income when the hedged transaction affects earnings (e.g., when we dispose or liquidate a foreign subsidiary).

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
We take into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts held with a single counterparty on a net basis, and to offset the net derivative position with the related cash collateral when recognizing derivative assets and liabilities. As a result, we could have derivative contracts with negative fair values included in derivative assets on the balance sheet and contracts with positive fair values included in derivative liabilities. Derivative assets and derivative liabilities are recorded within “accrued income and other assets” and “accrued expense and other liabilities,” respectively.
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
We account for our servicing assets using the amortization method. The amortization of servicing assets is determined in proportion to, and over the period of, the estimated net servicing income and recorded in “mortgage servicing fees” on the income statement.
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
Business Combinations
We account for our business combinations using the acquisition method of accounting. Under this accounting method, the acquired company’s assets and liabilities are recorded at fair value at the date of acquisition, except as provided for by the applicable accounting guidance, and the results of operations of the acquired company are combined with Key’s results from the date of acquisition forward. Acquisition costs are expensed when incurred. The difference between the purchase price and the fair value of the net assets acquired (including identifiable intangible assets) is recorded as goodwill. Our accounting policy for intangible assets is summarized in this note under the heading “Goodwill and Other Intangible Assets.”
Additional information regarding acquisitions is provided in Note 14 (“Acquisitions, Divestiture, and Discontinued Operations”).
Goodwill and Other Intangible Assets
Goodwill represents the amount by which the cost of net assets acquired in a business combination exceeds their fair value. Goodwill is assigned to reporting units as of the acquisition date based on the expected benefit to such reporting unit from the synergies of the business combination. Goodwill is not amortized. Goodwill is tested at the reporting unit level for impairment, at least annually as of October 1, or as events and circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount.

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

Additional information regarding securities financing activities is included in Note 15 (“Securities Financing Activities”).
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
Trust and asset management services include asset custody and investment management services provided to individual and institutional customers. Revenue is recognized monthly based on a minimum annual fee, and the market value of assets in custody. Additional fees are recognized for transactional activity at a point in time.
Insurance revenue is earned through commissions on insurance sales and third party administrative services. Based on the nature of the commission agreement with each insurance provider, we may recognize revenue from insurance commissions over-time or at a point in time. Revenue from third party administrative services is recognized over the life of the contract.
Investment Banking and Debt Placement Fees. Investment banking and debt placement fees primarily represent revenues earned by KeyBanc Capital Markets for various corporate services including advisory, debt placement and underwriting. Revenues for these services are recorded at a point in time, upon completion of a contractually identified transaction, or when an advisory opinion is provided. Investment banking and debt placement costs are reported on a gross basis on within other expense on the income statement.
Service Charges on Deposit Accounts. Revenue from service charges on deposit accounts is earned through cash management, wire transfer, and other deposit-related services; as well as overdraft, non-sufficient funds, account management and other deposit-related fees. Revenue is recognized for these services either over time, corresponding with deposit accounts’ monthly cycle, or at a point in time for transactional related services and fees. Certain reward costs are netted within revenues from service charges on deposits.
Corporate Services Income. Corporate services income includes various ancillary service revenue including letter of credit fees, loan fees, and certain capital markets’ revenue. Revenue from these fees is recorded in a manner that reflects the timing of when transactions occur, and as services are provided.
Cards and Payments. Cards and payments income includes interchange fees from consumer credit and debit cards processed through card association networks, merchant services, and other card related services. Interchange rates are generally set by the credit card associations and based on purchase volumes and other factors. Interchange fees are recognized as transactions occur. Certain card network costs and reward costs are netted within interchange revenues. Merchant services income represents account management fees and transaction fees charged to merchants for the processing of card association network transactions. Merchant services revenue is recognized as transactions occur, or as services are performed.
Corporate-Owned Life Insurance Income. Income from corporate-owned life insurance primarily represents changes in the cash surrender value of life insurance policies held on certain key employees. Revenue is recognized in each period based on the change in the cash surrender value during the period.

Pension Costs

The Company utilizes its fiscal year-end as the measurement date for its pension and other postretirement employee benefit plans. At the measurement date, plan assets are determined based on fair value, generally representing observable market prices or the net asset value provided by the funds’ trustee or administrator. The actuarial cost method used to compute the pension liabilities and related expense is the projected unit credit method. The projected benefit obligation is principally determined based on the present value of projected benefit distributions at an assumed discount rate. We determine the assumed discount rate based on the rate of return on a hypothetical portfolio of high quality corporate bonds with interest rates and maturities that provide the necessary cash flows to pay benefits when due. Periodic pension expense (or income) includes service costs, interest costs based on the assumed discount rate, the expected return on plan assets based on an actuarially derived market-related value and amortization of actuarial gains and losses. Periodic pension expense (or income) is recorded in “other expense”. Pension accounting reflects the long-term nature of benefit obligations and the investment horizon of plan assets, and can have the effect of reducing earnings volatility related to short-term changes in interest rates and market valuations. Actuarial gains and losses include the impact of plan amendments and various unrecognized gains and losses which are deferred and amortized over the future service periods of active employees. We determine the expected return on plan assets using a calculated market-related value of plan assets that smooths what might otherwise be significant year-to-year volatility in net pension cost. Changes in the value of plan assets are not recognized in the year they occur. Rather, they are combined with any other cumulative unrecognized asset- and obligation-related gains and losses and reflected evenly in the market-related value during the five years after they occur as long as the market-related value does not vary more than 10% from the plan’s FVA. The overfunded or underfunded status of the plans is recorded as an asset or liability on the Consolidated Balance Sheet, with changes in that status recognized through other comprehensive income (loss).
Stock-Based Compensation
Stock-based compensation is measured using the fair value method of accounting on the grant date. The measured cost is recognized over the period during which the recipient is required to provide service in exchange for the award. We estimate expected forfeitures when stock-based awards are granted and record compensation expense only for awards that are expected to vest. Compensation expense related to awards granted to employees is recorded in “personnel expense” on the Consolidated Statements of Income while compensation expense related to awards granted to directors is recorded in “other expense.”
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

Income Taxes

Deferred tax assets and liabilities are determined based on temporary differences between financial statement asset and liability amounts and their respective tax bases, and are measured using enacted tax laws and rates that are expected to apply in the periods in which the deferred tax assets or liabilities are expected to be realized. Deferred tax assets are also recorded for any tax attributes, such as tax credit and net operating loss carryforwards. The net balance of deferred tax assets and liabilities is reported in “Accrued income and other assets” or “Accrued expense and other liabilities” in the consolidated balance sheets, as appropriate. Subsequent changes in the tax laws require adjustment to these assets and liabilities with the cumulative effect included in the provision for income taxes for the period in which the change is enacted. A valuation allowance is recognized for a DTA if, based on the weight of available evidence, it is more-likely-than-not that some portion or all of the deferred tax asset will not be realized.

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

Diluted net income per common share is calculated using the more dilutive of either the treasury method or the two-class method. The dilutive calculation considers the potential dilutive effect of common stock equivalents determined under the treasury stock method. Common stock equivalents include stock options and service- and performance-based restricted stock and stock units granted under our stock plans. Net income attributable to common shares is then divided by the total of weighted-average number of common shares and common stock equivalents outstanding during the period.
Accounting Guidance Adopted in 2019

Standard	Date of Adoption	Description	Effect on Financial Statements or Other Significant Matters
ASU 2016-02, Leases (Topic 842)

ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient

ASU 2018-10 Codification Improvements to Topic 842

ASU 2018-11, Leases (Topic 842): Targeted Improvements

ASU 2018-20, Leases (Topic 842): Narrow Scope Improvements for Lessors

January 1, 2019
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

The implementation team has completed the identification of leases for adoption of the standard, including the evaluation of service contracts for embedded leases. New processes and internal controls have been put into place to comply with the updated standard.

Key’s adoption of this guidance on January 1, 2019, will result in an increase in right-of-use assets and associated lease liabilities arising from operating leases in which Key is the lessee on our Consolidated Balance Sheet. Key will utilize the adoption date transition method and record a transition adjustment on January 1, 2019. Therefore, right of use assets, lease liabilities, and other changes as a result of adoption will not be reflected in comparable periods presented prior to that date. The amount of the right-of-use assets and associated lease liabilities recorded at adoption will be primarily based on the present value of unpaid future minimum lease payments, the amount of which will reflect the population of leases in effect at the date of adoption. Key’s minimum future rental payments under noncancelable operating leases at December 31, 2018 were $908 million (refer to Note 21 “Commitments, Contingent Liabilities, and Guarantees”). Based on the lease portfolio at that time, we expect to gross up the balance sheet upon adoption by approximately $700 million.

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
ASU 2018-13, Fair Value Measurement: Disclosure Framework
September 30, 2018 (removed disclosures only)

An entity is permitted to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date.

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

Key has early adopted the provisions of the standard related to disclosures no longer required by the guidance as of September 30, 2018, and anticipates early adopting the additional provisions of the standard in the first quarter of 2019. The adoption of this standard will not result in significant changes to Key’s disclosures and there will be no effect to our financial condition or results of operations.

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

As a result of adopting ASC 606, we changed the timing of recognition for revenues related to insurance commissions, securities underwriting, and deposit account maintenance fees, however, those changes did not have a material impact on our consolidated financial statements, results of operations, equity, or cash flows as of the adoption date or for the year ended December 31, 2018.

The presentation of underwriting costs and reimbursed out-of-pocket expenses related to underwriting and M&A advisory services was changed from net to gross within the income statement as Key acts as the principal in the transactions. Securities underwriting revenue is recorded within "investment banking and debt placement fees" and underwriting costs and reimbursed out-of-pocket expenses within "other expense" on the income statement. Additionally, because Key acts as an agent, certain credit and debit card reward costs and certain card network costs were changed from a gross presentation to net within "cards and payment income" on the income statement. Credit and debit card reward costs and card network costs were recorded as "other expense" on the income statement in prior periods. These changes in presentation did not have a material impact on our consolidated financial statements for the year ended December 31, 2018.

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

On January 1, 2018, we adopted this ASU on a modified retrospective basis. Accordingly, our financial statements for the year ended December 31, 2018, include an immaterial cumulative-effect adjustment to decrease opening retained earnings to reflect the application of the new guidance as of January 1, 2018. The primary impact to Key at adoption was the election to measure the change in fair value of hedged items in fair value hedges on the basis of the benchmark interest rate component of contractual coupon cash flows. This change has resulted in a reduction of hedge ineffectiveness for impacted fair value hedges.

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
The ASU amends ASC Topic 825, Financial Instruments-Overall, and requires equity investments, except those accounted for under the equity method of accounting or consolidated, to be measured at fair value with changes recognized in net income. If there is no readily determinable fair value, the guidance allows entities to measure investments at cost less impairment, whereby impairment is based on a qualitative assessment. The guidance eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost and changes the presentation of financial assets and financial liabilities on the balance sheet or in the footnotes. If an entity has elected the fair value option to measure liabilities, the new accounting guidance requires the portion of the change in the fair value of a liability resulting from credit risk to be presented in OCI.

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
The ASU amends ASC Topic 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets, to clarify the scope of the Topic by clarifying the definition of the term "in substance nonfinancial asset" and also adding guidance for partial sales of nonfinancial assets. Under the new guidance, an entity will derecognize a nonfinancial asset when it does not have or ceases to have a controlling interest in the legal entity that holds the asset and when control of the asset has transferred in accordance with ASC 606. The ASU can be adopted on a retrospective or modified retrospective approach.

We adopted the ASU using a modified retrospective approach. The adoption of this guidance did not have a material effect on our financial condition or results of operations.
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

Our basic and diluted earnings per Common Share are calculated as follows:

Year ended December 31,
dollars in millions, except per share amounts	2018	2017	2016
EARNINGS
Income (loss) from continuing operations	$1,859	$1,291	$789
Less: Net income (loss) attributable to noncontrolling interests	—	2	(1)
Income (loss) from continuing operations attributable to Key	1,859	1,289	790
Less: Dividends on preferred stock	66	70	37
Income (loss) from continuing operations attributable to Key common shareholders	1,793	1,219	753
Income (loss) from discontinued operations, net of taxes	7	7	1
Net income (loss) attributable to Key common shareholders	$1,800	$1,226	$754
WEIGHTED-AVERAGE COMMON SHARES
Weighted-average Common Shares outstanding (000)	1,040,890	1,072,078	927,816
Effect of common share options and other stock awards	13,792	16,515	10,720
Weighted-average common shares and potential Common Shares outstanding (000) (a)	1,054,682	1,088,593	938,536
EARNINGS PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$1.72	$1.13	$.81
Income (loss) from discontinued operations, net of taxes	.01	.01	—
Net income (loss) attributable to Key common shareholders (b)	1.73	1.14	.81
Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	1.70	1.12	.80
Income (loss) from discontinued operations, net of taxes	.01	.01	—
Net income (loss) attributable to Key common shareholders — assuming dilution (b)	1.71	1.13	.80

(a)	Assumes conversion of Common Share options and other stock awards and/or convertible preferred stock, as applicable.

(b)	EPS may not foot due to rounding.
3. Restrictions on Cash, Dividends, and Lending Activities
Federal law requires a depository institution to maintain a prescribed amount of cash or deposit reserve balances with its Federal Reserve Bank. KeyBank maintained average reserve balances aggregating $363 million in 2018 to fulfill these requirements. Currently KeyBank meets the required reserve balances with vault cash, therefore any cash on deposit at the Federal Reserve is not restricted.
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
During 2018, KeyBank paid $1.7 billion in dividends to KeyCorp. At January 1, 2019, KeyBank had regulatory capacity to pay $1.0 billion in dividends to KeyCorp without prior regulatory approval. At December 31, 2018, KeyCorp held $3.3 billion in cash and short-term investments, which can be used to pay dividends to shareholders, service debt, and finance corporate operations.

4. Loan Portfolio

December 31,
in millions	2018	2017
Commercial and industrial (a)	$45,753	$41,859
Commercial real estate:
Commercial mortgage	14,285	14,088
Construction	1,666	1,960
Total commercial real estate loans	15,951	16,048
Commercial lease financing (b)	4,606	4,826
Total commercial loans	66,310	62,733
Residential — prime loans:
Real estate — residential mortgage	5,513	5,483
Home equity loans	11,142	12,028
Total residential — prime loans	16,655	17,511
Consumer direct loans	1,809	1,794
Credit cards	1,144	1,106
Consumer indirect loans	3,634	3,261
Total consumer loans	23,242	23,672
Total loans (c)	$89,552	$86,405

(a)	Loan balances include $132 million and $119 million of commercial credit card balances at December 31, 2018, and December 31, 2017, respectively.

(b)
Commercial lease financing includes receivables of $10 million and $24 million held as collateral for a secured borrowing at December 31, 2018, and December 31, 2017, respectively. Principal reductions are based on the cash payments received from these related receivables. Additional information pertaining to this secured borrowing is included in Note 19 (“Long-Term Debt”).

(c)	Total loans exclude loans in the amount of $1.1 billion at December 31, 2018, and $1.3 billion at December 31, 2017, related to the discontinued operations of the education lending business.
Commercial lease financing receivables primarily are direct financing leases, but also include leveraged leases. The composition of the net investment in direct financing leases is as follows:

December 31,
in millions	2018	2017
Direct financing lease receivables	$3,658	$3,727
Unearned income	(345)	(323)
Unguaranteed residual value	412	382
Deferred fees and costs	19	19
Net investment in direct financing leases	$3,744	$3,805

At December 31, 2018, minimum future lease payments to be received are as follows: 2019 — $1 billion; 2020 — $878 million; 2021 — $609 million; 2022 — $399 million; 2023 —$238 million; and all subsequent years — $416 million. The allowance related to lease financing receivables is $36 million at December 31, 2018.
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

Commercial Credit Exposure — Excluding PCI
Credit Risk Profile by Creditworthiness Category (a), (b)

December 31,
in millions	Commercial and industrial		RE — Commercial		RE — Construction		Commercial Lease		Total
RATING	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Pass	$44,138	$39,833	$13,672	$13,328	$1,537	$1,894	$4,557	$4,730	$63,904	$59,785
Criticized (Accruing)	1,402	1,790	354	482	125	38	41	90	1,922	2,400
Criticized (Nonaccruing)	152	153	81	30	2	2	8	6	243	191
Total	$45,692	$41,776	$14,107	$13,840	$1,664	$1,934	$4,606	$4,826	$66,069	$62,376

(a)	Credit quality indicators are updated on an ongoing basis and reflect credit quality information as of the dates indicated.

(b)
The term criticized refers to those loans that are internally classified by Key as special mention or worse, which are asset quality categories defined by regulatory authorities. These assets have an elevated level of risk and may have a high probability of default or total loss. Pass rated refers to all loans not classified as criticized.

Consumer Credit Exposure — Excluding PCI
Non-PCI Loans by Refreshed FICO Score (a)

December 31,
in millions	Residential — Prime		Consumer direct loans		Credit cards		Consumer indirect loans		Total
FICO SCORE	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
750 and above	$9,794	$10,226	$549	$519	$521	$477	$1,647	$1,472	$12,511	$12,694
660 to 749	4,906	5,181	700	690	507	508	1,320	1,184	7,433	7,563
Less than 660	1,411	1,519	224	225	116	121	565	529	2,316	2,394
No Score	213	208	333	356	—	—	102	76	648	640
Total	$16,324	$17,134	$1,806	$1,790	$1,144	$1,106	$3,634	$3,261	$22,908	$23,291

(a)
Borrower FICO scores provide information about the credit quality of our consumer loan portfolio as they provide an indication as to the likelihood that a debtor will repay their debts. The scores are obtained from a nationally recognized consumer rating agency and are presented in the above table at the dates indicated.

Commercial Credit Exposure — PCI
Credit Risk Profile by Creditworthiness Category (a), (b)

December 31,
in millions	Commercial and industrial		RE — Commercial		RE — Construction		Commercial Lease		Total
RATING	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Pass	$37	$41	$125	$153	$2	$26	—	—	$164	$220
Criticized	24	42	53	95	—	—	—	—	77	137
Total	$61	$83	$178	$248	$2	$26	—	—	$241	$357

(a)	Credit quality indicators are updated on an ongoing basis and reflect credit quality information as of the dates indicated.

(b)
The term criticized refers to those loans that are internally classified by Key as special mention or worse, which are asset quality categories defined by regulatory authorities. These assets have an elevated level of risk and may have a high probability of default or total loss. Pass rated refers to all loans not classified as criticized.

Consumer Credit Exposure — PCI
PCI Loans by Refreshed FICO Score (a)

December 31,
in millions	Residential — Prime		Consumer direct loans		Credit cards		Consumer indirect loans		Total
FICO SCORE	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
750 and above	$137	$149	—	—	—	—	—	—	$137	$149
660 to 749	95	117	$1	$2	—	—	—	—	96	119
Less than 660	97	105	2	2	—	—	—	—	99	107
No Score	2	6	—	—	—	—	—	—	2	6
Total	$331	$377	$3	$4	—	—	—	—	$334	$381

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
The following aging analysis of current and past due loans as of December 31, 2018, and December 31, 2017, provides further information regarding Key’s credit exposure.

Aging Analysis of Loan Portfolio (a)

December 31, 2018	Current	30-59 Days Past Due (b)	60-89 Days Past Due (b)	90 and Greater Days Past Due (b)	Non-performing Loans	Total Past Due and Non-performing Loans	Purchased Credit Impaired	Total Loans (c), (d)
in millions
LOAN TYPE
Commercial and industrial	$45,375	$89	$31	$45	$152	$317	$61	$45,753
Commercial real estate:
Commercial mortgage	13,957	27	17	25	81	150	178	14,285
Construction	1,646	—	13	3	2	18	2	1,666
Total commercial real estate loans	15,603	27	30	28	83	168	180	15,951
Commercial lease financing	4,580	12	1	4	9	26	—	4,606
Total commercial loans	$65,558	$128	$62	$77	$244	$511	$241	$66,310
Real estate — residential mortgage	$5,119	$11	$3	$4	$62	$80	$314	$5,513
Home equity loans	10,862	31	12	10	210	263	17	11,142
Consumer direct loans	1,780	11	5	6	4	26	3	1,809
Credit cards	1,119	6	5	12	2	25	—	1,144
Consumer indirect loans	3,573	31	7	3	20	61	—	3,634
Total consumer loans	$22,453	$90	$32	$35	$298	$455	$334	$23,242
Total loans	$88,011	$218	$94	$112	$542	$966	$575	$89,552

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
At December 31, 2018, the approximate carrying amount of our commercial nonperforming loans outstanding represented 75% of their original contractual amount owed, total nonperforming loans outstanding represented 80% of their original contractual amount owed, and nonperforming assets in total were carried at 81% of their original contractual amount owed.
Nonperforming loans reduced expected interest income by $30 million, $25 million, and $26 million for each of the twelve months ended December 31, 2018, December 31, 2017, and December 31, 2016, respectively.

The following tables set forth a further breakdown of individually impaired loans:

	December 31, 2018			December 31, 2017
	Recorded Investment (a)	Unpaid Principal Balance (b)	Specific Allowance (c)	Recorded Investment (a)	Unpaid Principal Balance (b)	Specific Allowance (c)
in millions
With no related allowance recorded:
Commercial and industrial	$118	$175	—	$126	$153	—
Commercial real estate:
Commercial mortgage	64	70	—	12	18	—
Total commercial real estate loans	64	70	—	12	18	—
Total commercial loans	182	245	—	138	171	—
Real estate — residential mortgage	4	5	—	17	17	—
Home equity loans	49	56	—	56	56	—
Consumer direct loans	1	1	—	—	—	—
Consumer indirect loans	2	4	—	2	2	—
Total consumer loans	56	66	—	75	75	—
Total loans with no related allowance recorded	238	311	—	213	246	—
With an allowance recorded:
Commercial and industrial	44	47	$5	10	28	$6
Commercial real estate:
Commercial mortgage	2	3	1	—	—	—
Total commercial real estate loans	2	3	1	—	—	—
Total commercial loans	46	50	6	10	28	6
Real estate — residential mortgage	45	70	3	32	32	5
Home equity loans	78	85	8	61	61	9
Consumer direct loans	3	3	—	4	4	—
Credit cards	3	3	—	2	2	—
Consumer indirect loans	34	34	2	32	32	3
Total consumer loans	163	195	13	131	131	17
Total loans with an allowance recorded	209	245	19	141	159	23
Total	$447	$556	$19	$354	$405	$23

(a)
The Recorded Investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on our consolidated balance sheet.

(b)	The Unpaid Principal Balance represents the customer’s legal obligation to us.

(c)	See Note 1 (“Summary of Significant Accounting Policies”) under the heading “Impaired Loans” for a description of the specific allowance methodology.

The following table sets forth a further breakdown of average individually impaired loans reported by Key:

Average Recorded Investment (a)	Twelve Months Ended December 31,
in millions	2018	2017	2016
Commercial and industrial	$149	$210	$176
Commercial real estate:
Commercial mortgage	39	9	8
Construction	—	—	3
Total commercial real estate loans	39	9	11
Total commercial loans	188	219	187
Real estate — residential mortgage	49	50	53
Home equity loans	122	121	125
Consumer direct loans	4	3	3
Credit cards	3	3	3
Consumer indirect loans	35	32	34
Total consumer loans	213	209	218
Total	$401	$428	$405

(a)
The Recorded Investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on our consolidated balance sheet.

For the twelve months ended December 31, 2018, December 31, 2017, and December 31, 2016, interest income recognized on the outstanding balances of accruing impaired loans totaled $13 million, $9 million, and $10 million, respectively.

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

As TDRs are individually evaluated for impairment under the specific reserve methodology, subsequent defaults do not generally have a significant additional impact on the ALLL. Commitments outstanding to lend additional funds to borrowers whose loan terms have been modified in TDRs are $5 million and $2 million at December 31, 2018, and December 31, 2017, respectively.
Our loan modifications are handled on a case-by-case basis and are negotiated to achieve mutually agreeable terms that maximize loan collectability and meet the borrower’s financial needs. The consumer TDR other concession category primarily includes those borrowers’ debts that are discharged through Chapter 7 bankruptcy and have not been formally re-affirmed. At December 31, 2018, and December 31, 2017, the recorded investment of loans secured by residential real estate in the process of foreclosure was approximately $113 million and $142 million, respectively. At December 31, 2018, and December 31, 2017, we had $35 million and $31 million, respectively, of OREO which included the carrying value of foreclosed residential real estate of approximately $35 million and $26 million, respectively.
The following table shows the period-end post-modification outstanding recorded investment by concession type for our commercial and consumer accruing and nonaccruing TDRs added during the periods indicated:

	Twelve Months Ended December 31,
in millions	2018	2017
Commercial loans:
Extension of maturity date	$15	12
Payment or covenant modification/deferment	99	$46
Bankruptcy plan modification	7	31
Total	$121	$89
Consumer loans:
Interest rate reduction	$27	$13
Forgiveness of principal	—	—
Other	38	28
Total	$65	$41
Total commercial and consumer TDRs	$186	$130

The following table summarizes the change in the post-modification outstanding recorded investment of our accruing and nonaccruing TDRs during the periods indicated:

Year ended December 31,
in millions	2018	2017
Balance at beginning of the period	$317	$280
Additions	228	165
Payments	(110)	(111)
Charge-offs	(36)	(17)
Balance at end of period (a)	$399	$317

A further breakdown of TDRs included in nonperforming loans by loan category for the periods indicated are as follows:

	December 31, 2018			December 31, 2017
	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
dollars in millions
LOAN TYPE
Nonperforming:
Commercial and industrial	35	$121	$85	20	$109	$86
Commercial real estate:
Real estate — commercial mortgage	6	66	62	8	16	12
Total commercial real estate loans	6	66	62	8	16	12
Total commercial loans	41	187	147	28	125	98
Real estate — residential mortgage	281	21	20	308	18	18
Home equity loans	1,142	66	63	1,025	64	57
Consumer direct loans	171	2	1	114	2	2
Credit cards	330	2	2	322	2	1
Consumer indirect loans	1,098	18	14	825	16	13
Total consumer loans	3,022	109	100	2,594	102	91
Total nonperforming TDRs	3,063	296	247	2,622	227	189
Prior-year accruing: (a)
Commercial and industrial	11	37	32	4	30	13
Commercial real estate:
Real estate — commercial mortgage	2	—	—	—	—	—
Total commercial loans	13	37	32	4	30	13
Real estate — residential mortgage	491	36	30	484	31	31
Home equity loans	1,403	82	64	1,276	75	59
Consumer direct loans	79	4	3	48	3	2
Credit cards	479	3	1	430	1	1
Consumer indirect loans	556	33	22	320	31	22
Total consumer loans	3,008	158	120	2,558	141	115
Total prior-year accruing TDRs	3,021	195	152	2,562	171	128
Total TDRs	6,084	$491	$399	5,184	$398	$317

(a)	All TDRs that were restructured prior to January 1, 2018, and January 1, 2017, are fully accruing.

Commercial loan TDRs are considered defaulted when principal and interest payments are 90 days past due. Consumer loan TDRs are considered defaulted when principal and interest payments are more than 60 days past due. During the year ended December 31, 2018, there was one commercial loan TDR and 253 consumer loan TDRs with a combined recorded investment of $11 million that experienced payment defaults after modifications resulting in TDR status during 2017. During the year ended December 31, 2017, there were no commercial loan TDRs and 147 consumer loan TDRs with a combined recorded investment of $4 million that experienced payment defaults after modifications resulting in TDR status during 2016. During the year ended December 31, 2016, there were no commercial loan TDRs and 187 consumer loan TDRs with a combined recorded investment of $9 million that experienced payment defaults after modifications resulting in TDR status during 2015.

ALLL and Liability for Credit Losses on Unfunded Lending-Related Commitments

We determine the appropriate level of the ALLL on at least a quarterly basis. The methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses.”

The ALLL on the acquired non-impaired loan portfolio is estimated using the same methodology as the originated portfolio, however, the estimated ALLL is compared to the remaining accretable yield to determine if an ALLL must be recorded. For PCI loans, Key estimates cash flows expected to be collected quarterly. Decreases in expected cash flows are recognized as impairment through a provision for loan and lease losses and an increase in the ALLL. There was a benefit of $2 million of provision for loan and lease losses on these PCI loans during the year ended December 31, 2018. There was $3 million of provision for loan and lease losses on these PCI loans during the year ended December 31, 2017.

The changes in the ALLL by loan category for the periods indicated are as follows:

in millions	December 31, 2017	Provision		Charge-offs	Recoveries	December 31, 2018
Commercial and industrial	$529	$125		$(159)	$37	$532
Real estate — commercial mortgage	133	27		(21)	3	142
Real estate — construction	30	1		—	2	33
Commercial lease financing	43	(2)		(10)	5	36
Total commercial loans	735	151		(190)	47	743
Real estate — residential mortgage	7	1		(3)	2	7
Home equity loans	43	2		(21)	11	35
Consumer direct loans	28	31		(36)	7	30
Credit cards	44	41		(44)	7	48
Consumer indirect loans	20	14		(30)	16	20
Total consumer loans	142	89		(134)	43	140
Total ALLL — continuing operations	877	240	(a)	(324)	90	883
Discontinued operations	16	8		(15)	5	14
Total ALLL — including discontinued operations	$893	$248		$(339)	$95	$897

(a)	Excludes a provision for losses on lending-related commitments of $6 million.

in millions	December 31, 2016	Provision		Charge-offs	Recoveries	December 31, 2017
Commercial and industrial	$508	$114		$(133)	$40	$529
Real estate — commercial mortgage	144	(2)		(11)	2	133
Real estate — construction	22	9		(2)	1	30
Commercial lease financing	42	9		(14)	6	43
Total commercial loans	716	130		(160)	49	735
Real estate — residential mortgage	17	(11)		(3)	4	7
Home equity loans	54	4		(30)	15	43
Consumer direct loans	24	32		(34)	6	28
Credit cards	38	45		(44)	5	44
Consumer indirect loans	9	27		(31)	15	20
Total consumer loans	142	97		(142)	45	142
Total ALLL — continuing operations	858	227	(a)	(302)	94	877
Discontinued operations	24	10		(26)	8	16
Total ALLL — including discontinued operations	$882	$237		$(328)	$102	$893

(a)	Excludes a provision for losses on lending-related commitments of $2 million.

in millions	December 31, 2015	Provision		Charge-offs	Recoveries	December 31, 2016
Commercial and industrial	$450	$165		$(118)	$11	$508
Real estate — commercial mortgage	134	6		(5)	9	144
Real estate — construction	25	4		(9)	2	22
Commercial lease financing	47	4		(12)	3	42
Total commercial loans	656	179		(144)	25	716
Real estate — residential mortgage	18	2		(4)	1	17
Home equity loans	57	13		(30)	14	54
Consumer direct loans	20	26		(27)	5	24
Credit cards	32	37		(35)	4	38
Consumer indirect loans	13	10		(21)	7	9
Total consumer loans	140	88		(117)	31	142
Total ALLL — continuing operations	796	267	(a)	(261)	56	858
Discontinued operations	28	13		(28)	11	24
Total ALLL — including discontinued operations	$824	$280		$(289)	$67	$882

(a)	Excludes a credit for losses on lending-related commitments of $1 million.

A breakdown of the individual and collective ALLL and the corresponding loan balances for the periods indicated are as follows:

	Allowance			Outstanding
December 31, 2018	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired	Loans		Individually Evaluated for Impairment	Collectively Evaluated for Impairment		Purchased Credit Impaired
in millions
Commercial and industrial	$5	$526	$1	$45,753		$162	$45,530		$61
Commercial real estate:
Commercial mortgage	—	139	3	14,285		66	14,041		178
Construction	—	33	—	1,666		—	1,664		2
Total commercial real estate loans	—	172	3	15,951		66	15,705		180
Commercial lease financing	—	36	—	4,606		—	4,606		—
Total commercial loans	5	734	4	66,310		228	65,841		241
Real estate — residential mortgage	3	4	—	5,513		49	5,150		314
Home equity loans	8	26	1	11,142		127	10,998		17
Consumer direct loans	—	30	—	1,809		4	1,802		3
Credit cards	—	48	—	1,144		3	1,141		—
Consumer indirect loans	3	17	—	3,634		36	3,598		—
Total consumer loans	14	125	1	23,242		219	22,689		334
Total ALLL — continuing operations	19	859	5	89,552		447	88,530		575
Discontinued operations	2	12	—	1,073	(a)	23	1,050	(a)	—
Total ALLL — including discontinued operations	$21	$871	$5	$90,625		$470	$89,580		$575

(a)	Amount includes $2 million of loans carried at fair value that are excluded from ALLL consideration.

	Allowance			Outstanding
December 31, 2017	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired	Loans		Individually Evaluated for Impairment	Collectively Evaluated for Impairment		Purchased Credit Impaired
in millions
Commercial and industrial	$6	$520	$3	$41,859		$136	$41,640		$83
Commercial real estate:
Commercial mortgage	—	131	2	14,088		12	13,828		248
Construction	—	30	—	1,960		—	1,934		26
Total commercial real estate loans	—	161	2	16,048		12	15,762		274
Commercial lease financing	—	43	—	4,826		—	4,826		—
Total commercial loans	6	724	5	62,733		148	62,228		357
Real estate — residential mortgage	5	2	—	5,483		49	5,079		355
Home equity loans	9	33	1	12,028		117	11,889		22
Consumer direct loans	—	28	—	1,794		4	1,786		4
Credit cards	—	44	—	1,106		2	1,104		—
Consumer indirect loans	3	17	—	3,261		34	3,227		—
Total consumer loans	17	124	1	23,672		206	23,085		381
Total ALLL — continuing operations	23	848	6	86,405		354	85,313		738
Discontinued operations	3	13	—	1,314	(a)	21	1,293	(a)	—
Total ALLL — including discontinued operations	$26	$861	$6	$87,719		$375	$86,606		$738

(a)	Amount includes $2 million of loans carried at fair value that are excluded from ALLL consideration.
The liability for credit losses inherent in lending-related unfunded commitments, such as letters of credit and unfunded loan commitments, is included in “accrued expense and other liabilities” on the balance sheet. We establish the amount of this reserve by considering both historical trends and current market conditions quarterly, or more often if deemed necessary.
Changes in the liability for credit losses on unfunded lending-related commitments are summarized as follows:

Year ended December 31, in millions	2018	2017	2016
Balance at beginning of period	$57	$55	$56
Provision (credit) for losses on lending-related commitments	6	2	(1)
Balance at end of period	$63	$57	$55

PCI Loans

Purchased loans that have evidence of deterioration in credit quality since origination and for which it is probable, at acquisition, that all contractually required payments will not be collected are deemed PCI. Our policies for determining, recording payments on, and derecognizing PCI loans are disclosed in Note 1 (Summary of Significant Accounting Policies) under the heading “Purchases Loans.”

We have PCI loans from two separate acquisitions, one in 2012 and one in 2016. The following tables present the rollforward of the accretable yield and the beginning and ending outstanding unpaid principal balance and carrying amount of all PCI loans for the for the periods indicated:

	Twelve Months Ended December 31,
	2018			2017
in millions	Accretable Yield	Carrying Amount	Outstanding Unpaid Principal Balance	Accretable Yield	Carrying Amount	Outstanding Unpaid Principal Balance
Balance at beginning of period	$131	$738	$803	$197	$865	$1,002
Additions	—			(32)
Accretion	(42)			(44)
Net reclassifications from non-accretable to accretable	50			15
Payments received, net	(21)			(4)
Disposals	—			(1)
Loans charged off	(1)			—
Balance at end of period	$117	$571	$607	$131	$738	$803

6. Fair Value Measurements
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present assets and liabilities measured at fair value on a recurring basis at December 31, 2018, and December 31, 2017.

	December 31, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
in millions
ASSETS MEASURED ON A RECURRING BASIS
Trading account assets:
U.S. Treasury, agencies and corporations	—	$578	—	$578	—	$615	—	$615
States and political subdivisions	—	60	—	60	—	37	—	37
Other mortgage-backed securities	—	164	—	164	—	104	—	104
Other securities	—	22	—	22	—	65	—	65
Total trading account securities	—	824	—	824	—	821	—	821
Commercial loans	—	25	—	25	—	15	—	15
Total trading account assets	—	849	—	849	—	836	—	836
Securities available for sale:
U.S. Treasury, agencies and corporations	—	147	—	147	—	157	—	157
States and political subdivisions	—	7	—	7	—	9	—	9
Agency residential collateralized mortgage obligations	—	13,962	—	13,962	—	14,660	—	14,660
Agency residential mortgage-backed securities	—	2,105	—	2,105	—	1,439	—	1,439
Agency commercial mortgage-backed securities	—	3,187	—	3,187	—	1,854	—	1,854
Other securities	—	—	$20	20	—	—	$20	20
Total securities available for sale	—	19,408	20	19,428	—	18,119	20	18,139
Other investments:
Principal investments:
Direct	—	—	1	1	—	—	13	13
Indirect (measured at NAV) (a)	—	—	—	96	—	—	—	124
Total principal investments	—	—	1	97	—	—	13	137
Equity investments:
Direct	—	1	7	8	—	4	3	7
Direct (measured at NAV) (a)	—	—	—	1	—	—	—	—
Indirect (measured at NAV) (a)	—	—	—	9	—	—	—	—
Total equity investments	—	1	7	18	—	4	3	7
Total other investments	—	1	8	115	—	4	16	144
Loans, net of unearned income (residential)	—	—	3	3	—	—	2	2
Loans held for sale (residential)	—	54	—	54	—	70	1	71
Derivative assets:
Interest rate	—	410	5	415	—	713	9	722
Foreign exchange	$70	36	—	106	$100	$30	$—	$130
Commodity	—	333	—	333	—	255	—	255
Credit	—	1	—	1	—	—	1	1
Other	—	6	3	9	—	1	3	4
Derivative assets	70	786	8	864	100	999	13	1,112
Netting adjustments (b)	—	—	—	(333)	—	—	—	(443)
Total derivative assets	70	786	8	531	100	999	13	669
Total assets on a recurring basis at fair value	$70	$21,098	$39	$20,980	$100	$20,028	$52	$19,861
LIABILITIES MEASURED ON A RECURRING BASIS
Bank notes and other short-term borrowings:
Short positions	$14	$530	—	$544	$72	$562	—	$634
Derivative liabilities:
Interest rate	—	297	—	297	—	520	—	520
Foreign exchange	58	37	—	95	98	26	—	124
Commodity	—	323	—	323	—	246	—	246
Credit	—	1	—	1	—	4	—	4
Other	—	7	—	7	—	13	—	13
Derivative liabilities	58	665	—	723	98	809	—	907
Netting adjustments (b)	—	—	—	(337)	—	—	—	(616)
Total derivative liabilities	58	665	—	386	98	809	—	291
Total liabilities on a recurring basis at fair value	$72	$1,195	—	$930	$170	$1,371	—	$925

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

Qualitative Disclosures of Valuation Techniques
The following table describes the valuation techniques and significant inputs used to measure the classes of assets and liabilities reported at fair value on a recurring basis, as well as the classification of each within the valuation hierarchy.

Asset/liability class	Valuation technique	Valuation hierarchy classification(s)
Securities (trading account assets and available for sale)
Fair value of level 1 securities is determined by:
• Quoted market prices available in an active market for identical securities. This includes exchange-traded equity securities.
Fair value of level 2 securities is determined by:
• Pricing models (either by a third party pricing service or internally). Inputs include: yields, benchmark securities, bids, offers, actual trade data (i.e., spreads, credit ratings, and interest rates) for comparable assets, spread tables, matrices, high-grade scales, and option-adjusted spreads.
• Observable market prices of similar securities.
Fair value of level 3 securities is determined by:
• Internal models, principally discounted cash flow models (income approach).
• Revenue multiples of comparable public companies (market approach).

For level 3 securities, increases in the discount rate applied in the discounted cash flow models would negatively affect the fair value. Increases in valuation multiples of comparable companies would positively affect the fair value.

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
Level 1, 2, and 3 (primarily Level 2)
Commercial loans (trading account assets)	Fair value is based on: • Observable market price spreads for similar loans. Valuations reflect prices within the bid-ask spread that are most representative of fair value.	Level 2
Principal investments (direct)
Direct principal investments consist of equity and debt instruments of private companies made by our principal investing entities. Fair value is determined using:
• Operating performance and market multiples of comparable businesses
• Other unique facts and circumstances related to each individual investment
Direct principal investments are accounted for as investment companies in accordance with the applicable accounting guidance, whereby each investment is adjusted to fair value with any net realized or unrealized gain/loss recorded in the current period’s earnings.

We are in the process of winding down our direct principal investment portfolio. As of December 31, 2018, the balance is less than $1 million.
Level 3
Principal investments (indirect)
Indirect principal investments include primary and secondary investments in private equity funds engaged mainly in venture- and growth-oriented investing. These investments do not have readily determinable fair values and qualify for the practical expedient to estimate fair value based upon net asset value per share (or its equivalent, such as member units or an ownership interest in partners’ capital to which a proportionate share of net assets is attributed).
Indirect principal investments are also accounted for as investment companies, whereby each investment is adjusted to fair value with any net realized or unrealized gain/loss recorded in the current period’s earnings.

Under the provisions of the Volcker Rule, we are required to dispose or conform our indirect investments to the requirements of the statute by no later than July 21, 2022. As of December 31, 2018, we have not committed to a plan to sell these investments. Therefore, these investments continue to be valued using the net asset value per share methodology.
NAV

The following table presents the fair value of our direct and indirect principal investments and related unfunded commitments at December 31, 2018, as well as financial support provided for the years ended December 31, 2018, and December 31, 2017.

			Financial support provided
			Year ended December 31,
	December 31, 2018		2018		2017
in millions	Fair Value	Unfunded Commitments	Funded Commitments	Funded Other	Funded Commitments	Funded Other
INVESTMENT TYPE
Direct investments (a)	$1	—	—	—	—	$—
Indirect investments (b)	96	$26	$1	—	$1	—
Total	$97	$26	$1	—	$1	$—

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

(b)
Our indirect investments consist of buyout funds, venture capital funds, and fund of funds. These investments are generally not redeemable. Instead, distributions are received through the liquidation of the underlying investments of the fund. An investment in any one of these funds typically can be sold only with the approval of the fund’s general partners. At December 31, 2018, no significant liquidation of the underlying investments has been communicated to Key. The purpose of funding our capital commitments to these investments is to allow the funds to make additional follow-on investments and pay fund expenses until the fund dissolves. We, and all other investors in the fund, are obligated to fund the full amount of our respective capital commitments to the fund based on our and their respective ownership percentages, as noted in the applicable Limited Partnership Agreement.

Asset/liability class	Valuation technique	Valuation hierarchy classification(s)
Other direct equity investments
Fair value is determined using:
• Discounted cash flows
• Operating performance and market/exit multiples of comparable businesses
• Other unique facts and circumstances related to each individual investment
For level 3 securities, increases in the discount rate applied in the discounted cash flow models would negatively affect the fair value. Increases in valuation multiples of comparable companies would positively affect the fair value. Level 2 investments reflect the price of recent investments, which is deemed representative of fair value.
Level 2 and 3
Other direct and indirect equity investments (NAV)
Certain direct investments do not have readily determinable fair values and qualify for the practical expedient in the accounting guidance that allows us to estimate fair value based upon net asset value per share.
NAV
Loans held for sale and held for investment (residential)
Residential mortgage loans held for sale are accounted for at fair value. Fair values are based on:
• Quoted market prices, where available
• Prices for other traded mortgage loans with similar characteristics
• Purchase commitments and bid information received from market participants
Prices are adjusted as necessary to include:
• The embedded servicing value in the loans
• The specific characteristics of certain loans that are priced based on the pricing of similar loans. (These adjustments represent unobservable inputs to the valuation but are not considered significant given the relative insensitivity of the value to changes in these inputs to the fair value of the loans.)
Residential loans held for investment: Certain residential loans held for sale contain salability exceptions that make them unable to be sold into the performing loan sales market. Loans in this category are transferred to the held to maturity loan portfolio and are included in “Loans, net of unearned income” on the balance sheet. This type of loan is classified as level 3 in the valuation hierarchy as transaction details regarding sales of this type of loan are often unavailable.
  Fair value is based upon:
• Unobservable bid information from brokers and investors
Level 1, 2 and 3 (primarily level 2)
Derivatives
Exchange-traded derivatives are valued using quoted prices in active markets and, therefore, are classified as Level 1 instruments.

The majority of our derivative positions are level 2 and are valued using internally developed models based on market convention and observable market inputs. These derivative contracts include interest rate swaps, certain options, floors, cross currency swaps, credit default swaps, and forward mortgage loan sale commitments. Significant inputs used in the valuation models include:
• Interest rate curves
• Yield curves
• LIBOR and Overnight Index Swap (OIS) discount rates
• LIBOR and OIS curves, index pricing curves, foreign currency curves
• Volatility surfaces (a three-dimensional graph of implied volatility against strike price and maturity)
• Current prices for mortgage securities and investor supplied prices
Level 1, 2, and 3 (primarily level 2)

Asset/liability class	Valuation technique	Valuation hierarchy classification(s)
Derivatives (continued)
We have several customized derivative instruments and risk participations that are classified as Level 3 instruments. These derivative positions are valued using internally developed models, with inputs consisting of available market data, such as:

• Bond spreads and asset values

The unobservable internally derived assumptions include:

• Loss probabilities

• Internal risk ratings of customers

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

We use interest rate lock commitments for our residential mortgage business, which are classified as Level 3 instruments. The significant components of the valuation model include:

• Interest rates observable in the market

• Observable market prices for similar securities

• The probability of the loan closing (i.e. the "pull-through" amount, a significant unobservable input). Increases in the probability of the loan closing would positively affect the fair value.
Valuation of residential mortgage forward sale commitments utilizes observable market prices of comparable commitments and mortgage securities (Level 2).

Level 1, 2, and 3 (primarily level 2)
Liability for short positions
This includes fixed income securities held by our broker dealer in its trading inventory. Fair value of level 1 securities is determined by:
• Quoted market prices available in an active market for identical securities
Fair value of level 2 securities is determined by:
• Observable market prices of similar securities
• Market activity, spreads, credit ratings and interest rates for each security type
Level 1 and 2

Market convention implies a credit rating of “AA” equivalent in the pricing of derivative contracts, which assumes all counterparties have the same creditworthiness. To reflect the actual exposure on our derivative contracts related to both counterparty and our own creditworthiness, we record a fair value adjustment. The credit component is determined by the individual counterparty based on the probability of default and considers master netting and collateral agreements.
We also make liquidity valuation adjustments to the fair value of certain assets to reflect the uncertainty in the pricing and trading of the instruments when we are unable to observe recent market transactions for identical or similar instruments. Liquidity valuation adjustments are based on the following factors:

•	the amount of time since the last relevant valuation;

•	whether there is an actual trade or relevant external quote available at the measurement date; and

•	volatility associated with the primary pricing components.
We regularly validate the pricing methodologies of valuations derived from a third-party pricing service to ensure the fair value determination is consistent with the applicable accounting guidance and that our assets are properly classified in the fair value hierarchy. To perform this validation, we:

•	review documentation received from our third-party pricing service regarding the inputs used in its valuations and determine a level assessment for each category of securities;

•	substantiate actual inputs used for a sample of securities by comparing the actual inputs used by our third-party pricing service to comparable inputs for similar securities; and

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

Changes in Level 3 Fair Value Measurements

The following table shows the change in the fair values of our Level 3 financial instruments for the years ended December 31, 2018, and December 31, 2017.

in millions	Beginning of Period Balance	Gains (Losses) included in comprehensive income	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers Other	Transfers into Level 3 (e)		Transfers out of Level 3 (e)		End of Period Balance	Unrealized Gains (Losses) Included in Earnings
Year ended December 31, 2018
Securities available for sale
Other securities	$20	—	—		—	—	—	—	—		—		$20	—
Other investments
Principal investments
Direct	13	—	$(1)	(c)	$5	$(16)	—	—	—		—		1	—	(c)
Equity investments
Direct	3	—	—		—	—	—	—	$4		—		7	—
Loans held for sale	1	—	—		—	(1)	—	$(1)	1		—		—	—
Loans held for investment	2	—	—		—	—	—	1	—		—		3	—
Derivative instruments (b)
Interest rate	9	—	(2)	(d)	1	(2)	—	—	7	(f)	$(8)	(f)	5	—
Credit	1	—	(31)	(d)	—	—	$30	—	—		—		—	—
Other (a)	3	—	—		—	—	—	—	—		—		3	—

in millions	Beginning of Period Balance	Gains (Losses) included in comprehensive income	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers Other	Transfers into Level 3 (e)		Transfers out of Level 3 (e)		End of Period Balance	Unrealized Gains (Losses) Included in Earnings
Year ended December 31, 2017
Securities available for sale
Other securities	$17	$3	—		—	—	—	—	—		—		$20	—
Other investments
Principal investments
Direct	27	—	$(6)	(c)	—	$(8)	—	—	—		—		13	$(1)	(c)
Equity investments
Direct	—	—	—	(c)	—	—	—	—	$3		—		3	—	(c)
Loans held for sale	—	—	—		—	(3)	—	$4	—		—		1	—
Loans held for investment	—	—	—		—	—	—	2	—		—		2	—
Derivative instruments (b)
Interest rate	7	—	(2)	(d)	$—	—	—	—	13	(f)	$(9)	(f)	9	—
Credit	1	—	(16)	(d)	—	—	$16	—	—		—		1	—
Other (a)	2	—	—		—	—	—	$1	—		—		3	—

(a)	Amounts represent Level 3 interest rate lock commitments.

(b)	Amounts represent Level 3 derivative assets less Level 3 derivative liabilities.

(c)
Realized and unrealized gains and losses on principal investments are reported in “other income” on the income statement. Realized and unrealized losses on equity investments are reported in “other income” on the income statement.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in accordance with GAAP. The adjustments to fair value generally result from the application of accounting guidance that requires assets and liabilities to be recorded at the lower of cost or fair value, or assessed for impairment. There were no liabilities measured at fair value on a nonrecurring basis at December 31, 2018, and December 31, 2017. The following table presents our assets measured at fair value on a nonrecurring basis at December 31, 2018, and December 31, 2017:

	December 31, 2018				December 31, 2017
in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3		Total
ASSETS MEASURED ON A NONRECURRING BASIS
Impaired loans and leases	—	—	$42	$42	—	—	$9		$9
Accrued income and other assets	—	—	16	16	—	$5	133	(a)	138
Total assets on a nonrecurring basis at fair value	—	—	$58	$58	—	$5	$142		$147

(a)
At December 31, 2017, we recorded $31 million of impairment related to $119 million of LIHTC and Historic Tax Credit investments impacted by the enactment of the TCJ Act. Refer to the “LIHTC, HTC, and NMTC investments” section below for a description of the valuation technique and inputs applied for this fair value measurement.

Qualitative Disclosures of Valuation Techniques
The following table describes the valuation techniques and significant inputs used to measure the significant classes of assets and liabilities reported at fair value on a nonrecurring basis, as well as the classification of each within the valuation hierarchy.

Asset/liability class	Valuation technique	Valuation hierarchy classification(s)
Impaired loans and leases
Loans are evaluated for impairment on a quarterly basis; impairment typically occurs when there is evidence of a probable loss and the expected value of the loan is less than the contractual value of the loan.  The amount of the impairment may be determined based on the estimated present value of future cash flows, the fair value of the underlying collateral, or the loan’s observable market price based on recent sales of similar loans and collateral.

Cash flow analysis considers internally developed inputs including:

• Discount rates

• Default rates

• Costs of foreclosure

• Changes in collateral values

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
Level 2 and 3
Commercial loans held for sale
Through a quarterly analysis of our loan portfolios held for sale, which include both performing and nonperforming commercial loans, we determine any adjustments necessary to record the portfolios at the lower of cost or fair value in accordance with GAAP. Valuation inputs include:

• Non-binding bids for the respective loans or similar loans

• Recent sales transactions

• Internal models that emulate recent securitizations
Level 2 and 3
Direct financing leases and operating lease assets held for sale
Valuations of direct financing leases and operating lease assets held for sale are performed using an internal model that relies on market data, including:

• Swap rates and bond ratings
• Our own assumptions about the exit market for the leases
• Details about the individual leases in the portfolio
KEF has master sale and assignment agreements with numerous institutional investors. Historically, multiple quotes are obtained, with the most reasonable formal quotes retained. These nonbinding quotes generally lead to a sale to one of the parties who provided the quote. Leases for which we receive a current nonbinding bid, and for which the sale is considered probable, may be classified as Level 2. The validity of these quotes is supported by historical and continued dealings with institutions that have fulfilled the nonbinding quote in the past.

Valuations of lease and operating lease assets held for sale that employ our own assumptions are classified as Level 3 assets. Inputs utilized include changes in the value of leased items and internal credit ratings. In an inactive market, we value assets held for sale through discounted cash flows models that utilize the current buy rate as the discount rate. Buy rates are based on the credit premium inherent in the relevant bond index and the the appropriate swap rate on the measurement date.
Level 2 and 3

Asset/liability class	Valuation technique	Valuation hierarchy classification(s)
OREO and other repossessed personal property
OREO and other repossessed properties are valued based on:

• Appraisals and third-party price opinions, less estimated selling costs

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
Level 2 and 3
LIHTC, HTC, and NMTC investments
LIHTC, HTC and NMTC operating partnerships are subject to quarterly impairment testing. This evaluation involves measuring the present value of future tax benefits and comparing that value against the current carrying value of the investment.

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
Level 3
Other equity investments
We have other investments in equity securities that do not have readily determinable fair values and do not qualify for the practical expedient to measure the investment using a net asset value per share. We have elected to measure these securities at cost less impairment plus or minus adjustments due to observable orderly transactions.

Impairment is recorded when there is evidence that the expected fair value of the investment has declined to below the recorded cost. At each reporting period, we assess if these investments continue to qualify for this measurement alternative. At December 31, 2018, the carrying amount of equity investments recorded under this method was $107 million. No impairment was recorded for the year ended December 31, 2018.
Level 3
Mortgage Servicing Rights	Refer to Note 9. Mortgage Servicing Assets	Level 3

Quantitative Information about Level 3 Fair Value Measurements

The range and weighted-average of the significant unobservable inputs used to fair value our material Level 3 recurring and nonrecurring assets at December 31, 2018, and December 31, 2017, along with the valuation techniques used, are shown in the following table:

December 31, 2018	Fair Value of Level 3 Assets	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
Dollars in millions
Nonrecurring
Impaired loans	$42	Fair value of underlying collateral	Discount	20.00 - 40.00% (21.00%)

December 31, 2017	Fair Value of Level 3 Assets	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
dollars in millions
Recurring
Other investments — principal investments — direct:	$13	Individual analysis of the condition of each investment
Debt instruments			EBITDA multiple	N/A (6.00)
Equity instruments of private companies			EBITDA multiple	N/A (6.00)
Nonrecurring
Impaired loans	$9	Fair value of underlying collateral	Discount	0.00 - 50.00% (23.00%)

Fair Value Disclosures of Financial Instruments

The levels in the fair value hierarchy ascribed to our financial instruments and the related carrying amounts at December 31, 2018, and December 31, 2017, are shown in the following table.

	December 31, 2018
		Fair Value
in millions	Carrying Amount	Level 1	Level 2	Level 3	Measured at NAV	Netting Adjustment		Total
ASSETS (by measurement category)
Fair value - net income
Trading account assets (b)	$849	—	$849	—	—	—		$849
Other investments (b)	666	—	1	$559	$106	—		666
Loans, net of unearned income (residential) (d)	3	—	—	3	—	—		3
Loans held for sale (residential) (b)	54	—	54	—	—	—		54
Derivative assets - trading (b)	462	$68	736	8	—	$(350)	(f)	462
Fair value - OCI
Securities available for sale (b)	19,428	—	19,408	20	—	—		19,428
Derivative assets - hedging (b) (g)	69	2	50	—	—	17	(f)	69
Amortized cost
Held-to-maturity securities (c)	11,519	—	11,122	—	—	—		11,122
Loans, net of unearned income (d)	88,666	—	—	86,224	—	—		86,224
Loans held for sale (b)	1,173	—	—	1,173	—	—		1,173
Other
Cash and short-term investments (a)	3,240	3,240	—	—	—	—		3,240
LIABILITIES (by measurement category)
Fair value - net income
Derivative liabilities - trading (b)	$395	$58	$675	—	—	$(338)	(f)	$395
Fair value - OCI
Derivative liabilities - hedging (b) (g)	(9)	—	(10)	—	—	1	(f)	(9)
Amortized cost
Time deposits (e)	13,245	—	13,331	—	—	—		13,331
Short-term borrowings (a)	863	14	849	—	—	—		863
Long-term debt (e)	13,732	12,576	1,211	—	—	—		13,787
Other
Deposits with no stated maturity (a)	94,064	—	94,064	—	—	—		94,064

	December 31, 2017
		Fair Value
in millions	Carrying Amount	Level 1	Level 2	Level 3	Measured at NAV	Netting Adjustment		Total
ASSETS (by measurement category)
Fair value - net income
Trading account assets (b)	$836	—	$836	—	—	—		$836
Other investments (b)	726	—	4	$598	$124	—		726
Loans, net of unearned income (residential) (d)	2	—	—	2	—	—		2
Loans held for sale (residential) (b)	71	—	70	1	—	—		71
Derivative assets - trading (b)	681	$99	918	13	—	$(349)	(f)	681
Fair value - OCI
Securities available for sale (b)	18,139	—	18,119	20	—	—		18,139
Derivative assets - hedging (b) (g)	(12)	1	81	—	—	(94)	(f)	(12)
Amortized cost
Held-to-maturity securities (c)	11,830	—	11,565	—	—	—		11,565
Loans, net of unearned income (d)	85,526	—	—	84,003	—	—		84,003
Loans held for sale (b)	1,036	—	—	1,036	—	—		1,036
Other
Cash and short-term investments (a)	5,118	5,118	—	—	—	—		5,118
LIABILITIES (by measurement category)
Fair value - net income
Derivative liabilities - trading (b)	$289	$94	$763	—	—	$(568)	(f)	$289
Fair value - OCI
Derivative liabilities - hedging (b) (g)	2	4	46	—	—	(48)	(f)	2
Amortized cost
Time deposits (e)	11,647	—	11,750	—	—	—		11,750
Short-term borrowings (a)	1,011	72	939	—	—	—		1,011
Long-term debt (e)	14,333	13,407	$1,219	—	—	—		14,626
Other
Deposits with no stated maturity (a)	93,588	—	93,588	—	—	—		93,588

Valuation Methods and Assumptions

(a)	Fair value equals or approximates carrying amount. The fair value of deposits with no stated maturity does not take into consideration the value ascribed to core deposit intangibles.

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

(g)
Derivative assets-hedging and derivative liabilities-hedging includes both cash flow and fair value hedges. Additional information regarding our accounting policies for cash flow and fair value hedges is provided in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Derivatives and Hedging.”

We determine fair value based on assumptions pertaining to the factors that a market participant would consider in valuing the asset. A substantial portion of our fair value adjustments are related to liquidity. During 2017 and 2018, the fair values of our loan portfolios generally remained stable, primarily due to sustained liquidity in the loan markets. If we were to use different assumptions, the fair values shown in the preceding table could change. Also, because the applicable accounting guidance for financial instruments excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements, the fair value amounts shown in the table above do not, by themselves, represent the underlying value of our company as a whole.

Education lending business. The discontinued education lending business consists of loans in portfolio recorded at carrying value with appropriate valuation reserves and loans in portfolio recorded at fair value. These loans and securities are classified as Level 3 because we rely on unobservable inputs when determining fair value since observable market data is not available. All of these loans were excluded from the table above as follows:

•	Loans at carrying value, net of allowance, of $1.1 billion ($0.9 billion at fair value) at December 31, 2018, and $1.3 billion ($1.1 billion at fair value) at December 31, 2017; and

•	Portfolio loans at fair value of $2 million at December 31, 2018, and $2 million at December 31, 2017.
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

	2018				2017
December 31, in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury, Agencies, and Corporations	$150	—	$3	$147	$159	—	$2	$157
States and political subdivisions	7	—	—	7	9	—	—	9
Agency residential collateralized mortgage obligations	14,315	$20	373	13,962	14,985	$10	335	14,660
Agency residential mortgage-backed securities	2,128	13	36	2,105	1,456	3	20	1,439
Agency commercial mortgage-backed securities	3,300	19	132	3,187	1,920	—	66	1,854
Other securities	17	3	—	20	17	3	—	20
Total securities available for sale	$19,917	$55	$544	$19,428	$18,546	$16	$423	$18,139
HELD-TO-MATURITY SECURITIES
Agency residential collateralized mortgage obligations	$7,021	2	$254	$6,769	$8,055	—	$224	$7,831
Agency residential mortgage-backed securities	490	$—	14	476	574	$1	4	571
Agency commercial mortgage-backed securities	3,996	2	133	3,865	3,186	6	44	3,148
Other securities	12	—	—	12	15	—	—	15
Total held-to-maturity securities	$11,519	$4	$401	$11,122	$11,830	$7	$272	$11,565

The following table summarizes our securities that were in an unrealized loss position as of December 31, 2018, and December 31, 2017:

	Duration of Unrealized Loss Position
	Less than 12 Months			12 Months or Longer			Total
in millions	Fair Value	Gross Unrealized Losses		Fair Value	Gross Unrealized Losses		Fair Value	Gross Unrealized Losses
December 31, 2018
Securities available for sale:
U.S. Treasury, Agencies, and Corporations	—	—		$147	$3		$147	$3
Agency residential collateralized mortgage obligations	$570	$2		10,945	371		11,515	373
Agency residential mortgage-backed securities	4	—	(a)	1,087	36		1,091	36
Agency commercial mortgage-backed securities	—	—		1,729	132		1,729	132
Held-to-maturity securities:
Agency residential collateralized mortgage obligations	—	—		6,416	254		6,416	254
Agency residential mortgage-backed securities	—	—		475	14		475	14
Agency commercial mortgage-backed securities	73	—	(a)	3,359	133		3,432	133
Other securities	—	—		—	—		—	—
Total temporarily impaired securities	$647	$2		$24,158	$943		$24,805	$945
December 31, 2017
Securities available for sale:
U.S. Treasury, Agencies, and Corporations	$41	—	(b)	116	$2		$157	$2
Agency residential collateralized mortgage obligations	6,153	$74		$7,270	261		13,423	335
Agency residential mortgage-backed securities	666	7		702	13		1,368	20
Agency commercial mortgage-backed securities	205	4		1,649	62		1,854	66
Held-to-maturity securities:
Agency residential collateralized mortgage obligations	2,201	27		5,599	197		7,800	224
Agency residential mortgage-backed securities	252	1		206	3		458	4
Agency commercial mortgage-backed securities	1,470	12		495	32		1,965	44
Other securities	3	—	(b)	4	—	(b)	7	—
Total temporarily impaired securities	$10,991	$125		$16,041	$570		$27,032	$695

(a)
At December 31, 2018, gross unrealized losses totaled less than $1 million for agency residential mortgage-backed securities available for sale with a loss duration of less than 12 months and less than $1 million for agency commercial mortgage-backed securities held-to-maturity with a loss duration of less than 12 months.

(b)
At December 31, 2017, gross unrealized losses totaled less than $1 million for U.S. Treasury, Agencies, and Corporations available for sale with a loss duration of less than 12 months and less than $1 million for other securities held-to-maturity with a loss duration of less than and greater than 12 months.

At December 31, 2018, we had $373 million of gross unrealized losses related to 450 fixed-rate agency residential CMOs that we invested in as part of our overall A/LM strategy. These securities had a weighted-average maturity of 4.83 years years at December 31, 2018. At December 31, 2018, we also had $36 million of gross unrealized losses related to 252 agency residential mortgage-backed securities positions and $132 million of gross unrealized losses related to 14 agency commercial mortgage-backed securities positions with weighted-average maturities of 3.87 years and 4.12 years, respectively, at December 31, 2018. Because these securities have a fixed interest rate, their fair value is sensitive to movements in market interest rates. These unrealized losses are considered temporary since we expect to collect all contractually due amounts from these securities. Accordingly, these investments were reduced to their fair value through OCI, not earnings.
We regularly assess our securities portfolio for OTTI. The assessments are based on the nature of the securities, the underlying collateral, the financial condition of the issuer, the extent and duration of the loss, our intent related to the individual securities, and the likelihood that we will have to sell securities prior to expected recovery. We did not have any impairment losses recognized in earnings for the year ended December 31, 2018.

Realized gains and losses related to securities available for sale were as follows:

Year ended December 31, in millions	2018	(a)	2017	(b)	2016	(a)
Realized gains	—		$1		—
Realized losses	—		—		—
Net securities gains (losses)	—		$1		—

(a)	Realized losses totaled less than $1 million for the year ended December 31, 2018, and December 31, 2016.

(b)	Realized losses totaled less than $1 million for the year ended December 31, 2017.
At December 31, 2018, securities available-for-sale and held-to-maturity securities totaling $9.0 billion were pledged to secure securities sold under repurchase agreements, to secure public and trust deposits, to facilitate access to secured funding, and for other purposes required or permitted by law.

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

	Securities Available for Sale		Held-to-Maturity Securities
December 31, 2018	Amortized Cost	Fair Value	Amortized Cost	Fair Value
in millions
Due in one year or less	$116	$116	$36	$36
Due after one through five years	12,298	11,949	6,402	6,210
Due after five through ten years	7,492	7,352	5,081	4,876
Due after ten years	11	11	—	—
Total	$19,917	$19,428	$11,519	$11,122

8. Derivatives and Hedging Activities
We are a party to various derivative instruments, mainly through our subsidiary, KeyBank. The primary derivatives that we use are interest rate swaps, caps, floors, forwards and futures; foreign exchange contracts; commodity derivatives; and credit derivatives. These instruments help us manage exposure to interest rate risk, mitigate the credit risk inherent in our loan portfolio, hedge against changes in foreign currency exchange rates, and meet client financing and hedging needs. As further discussed in this note:

•	interest rate risk is the risk that the EVE or net interest income will be adversely affected by fluctuations in interest rates;

•	credit risk is the risk of loss arising from an obligor’s inability or failure to meet contractual payment or performance terms; and

•	foreign exchange risk is the risk that an exchange rate will adversely affect the fair value of a financial instrument.
At December 31, 2018, after taking into account the effects of bilateral collateral and master netting agreements, we had $69 million of derivative assets and a positive $9 million of derivative liabilities that relate to contracts entered into for hedging purposes. As of the same date, after taking into account the effects of bilateral collateral and master netting agreements and a reserve for potential future losses, we had derivative assets of $462 million and derivative liabilities of $395 million that were not designated as hedging instruments. These positions are primarily comprised of derivative contracts entered into for client accommodation purposes.

Additional information regarding our accounting policies for derivatives is provided in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Derivatives and Hedging.”
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
We designate interest rate floors as cash flow hedges. Interest rate floors also reduce the potential adverse effect of interest rate decreases on future interest income. We receive interest payments when the strike price specified in the contracts falls below a reference rate in exchange for an upfront premium.
We designate certain “pay fixed/receive variable” interest rate swaps as cash flow hedges. These swaps convert certain floating-rate debt into fixed-rate debt. We also use these swaps to manage the interest rate risk associated with anticipated sales of certain commercial real estate loans. The swaps protect against the possible short-term decline in the value of the loans that could result from changes in interest rates between the time they are originated and the time they are sold.
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
Derivatives Not Designated in Hedge Relationships

We may enter into interest rate swap contracts to manage economic risks but do not designate the instruments in hedge relationships. Excluding contracts addressing customer exposures, the amount of derivatives hedging risks on an economic basis at December 31, 2018, was not significant.
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
Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments
The following table summarizes the fair values of our derivative instruments on a gross and net basis as of December 31, 2018, and December 31, 2017. The change in the notional amounts of these derivatives by type from December 31, 2017, to December 31, 2018, indicates the volume of our derivative transaction activity during 2018. The notional amounts are not affected by bilateral collateral and master netting agreements. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Where master netting agreements are not in effect or are not enforceable under bankruptcy laws, we do not adjust those derivative assets and liabilities with counterparties. Securities collateral related to legally enforceable master netting agreements is not offset on the balance sheet. Our derivative instruments are included in “accrued income and other assets” or “accrued expenses and other liabilities” on the balance sheet, as indicated in the following table:

	December 31, 2018			December 31, 2017
		Fair Value			Fair Value
in millions	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate	$28,546	$50	$(10)	$26,176	$81	$46
Foreign exchange	122	2	—	302	1	4
Total	28,668	52	(10)	26,478	82	50
Derivatives not designated as hedging instruments:
Interest rate	63,454	365	307	61,390	641	474
Foreign exchange	6,829	104	95	8,317	129	120
Commodity	2,002	333	323	1,687	255	246
Credit	226	1	1	315	1	4
Other (a)	1,466	9	7	2,006	4	13
Total	73,977	812	733	73,715	1,030	857
Netting adjustments (b)	—	(333)	(337)	—	(443)	(616)
Net derivatives in the balance sheet	102,645	531	386	100,193	669	291
Other collateral (c)	—	(2)	(33)	—	(5)	(84)
Net derivative amounts	$102,645	$529	$353	$100,193	$664	$207

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

Fair value hedges. During the year ended December 31, 2018, we did not exclude any portion of these hedging instruments from the assessment of hedge effectiveness.

The following table summarizes the amounts that were recorded on the balance sheet as of December 31, 2018, related to cumulative basis adjustments for fair value hedges.

	December 31, 2018
in millions	Balance sheet line item in which the hedge item is included	Carrying amount of hedged item (a)	Hedge accounting basis adjustment (b)
Interest rate contracts	Long-term debt	$9,363	$(6)
Interest rate contracts	Certificate of deposit ($100,000 or more)	343	(1)
Interest rate contracts	Other time deposits	178	—

(a)	The carrying amount represents the portion of the liability designated as the hedged item.

(b)	Basis adjustment includes $10 million related to de-designated hedged items no longer in qualifying fair value hedging relationships.
Cash flow hedges. During the year ended December 31, 2018, we did not exclude any portion of these hedging instruments from the assessment of hedge effectiveness.

Considering the interest rates, yield curves, and notional amounts as of December 31, 2018, we would expect to reclassify an estimated $38 million of after-tax net gains on derivative instruments from AOCI to income during the next 12 months for our cash flow hedges. In addition, we expect to reclassify approximately $31 million of net losses related to terminated cash flow hedges from AOCI to income during the next 12 months. As of December 31, 2018, the maximum length of time over which we hedge forecasted transactions is 10 years.

The following tables summarize the effect of fair value and cash flow hedge accounting on the income statement for the years ended December 31, 2018, December 31, 2017, and December 31, 2016.

	Location and amount of net gains (losses) recognized in income on fair value and cash flow hedging relationships (a)
in millions	Interest expense – long-term debt	Interest income – loans	Investment banking and debt placement fees	Interest expense – deposits	Other income
Year ended December 31, 2018
Total amounts presented in the consolidated statement of income	$(420)	$4,023	$650	$(517)	$176

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	(5)	—	—	1	—
Recognized on derivatives designated as hedging instruments	(12)	—	—	—	—
Net income (expense) recognized on fair value hedges	(17)	—	—	1	—
Net gain (loss) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	(2)	(68)	2	—	31
Net income (expense) recognized on cash flow hedges	$(2)	$(68)	$2	—	31

Year ended December 31, 2017
Total amounts presented in the consolidated statement of income	$(319)	$3,677	$603	$(278)	$153

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	—	—	—	—	107
Recognized on derivatives designated as hedging instruments	49	—	—	—	(103)
Net income (expense) recognized on fair value hedges	$49	—	—	—	$4
Net gain (loss) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	$(4)	$19	—	—	—
Gains (losses) (before tax) recognized in income for hedge ineffectiveness	—	—	—	—	—
Net income (expense) recognized on cash flow hedges	$(4)	$19	$—	—	—

Year ended December 31, 2016
Total amounts presented in the consolidated statement of income	$(218)	$2,773	$482	$(171)	$114

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	—	—	—	—	97
Recognized on derivatives designated as hedging instruments	96	—	—	—	(95)
Net income (expense) recognized on fair value hedges	96	—	—	—	2
Net gain (loss) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	(4)	85	—	—	—
Gains (losses) (before tax) recognized in income for hedge ineffectiveness	—	—	—	—	—
Net income (expense) recognized on cash flow hedges	$(4)	$85	$—	—	—

(a)	Prior period gain or loss amounts were not restated to conform to the new hedge accounting guidance adopted in 2018.

Net investment hedges. We enter into foreign currency forward contracts to hedge our exposure to changes in the carrying value of our investments as a result of changes in the related foreign exchange rates. At December 31, 2018, AOCI reflected unrecognized after-tax gains totaling $27 million related to cumulative changes in the fair value of our net investment hedges, which offset the unrecognized after-tax foreign currency losses on net investment balances. We did not exclude any portion of our hedging instruments from the assessment of hedge effectiveness during the year ended December 31, 2018.

The following table summarizes the pre-tax net gains (losses) on our cash flow and net investment hedges for the years ended December 31, 2018, December 31, 2017, and December 31, 2016, and where they are recorded on the income statement. The table includes net gains (losses) recognized in OCI during the period and net gains (losses) reclassified from OCI into income during the current period.

in millions	Net Gains (Losses) Recognized in OCI	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income	Net Gains (Losses) Reclassified From OCI Into Income(a)	Net Gains (Losses) Recognized in Other Income(a)
Year ended December 31, 2018
Cash Flow Hedges
Interest rate	$(13)	Interest income — Loans	$(68)	$—
Interest rate	2	Interest expense — Long-term debt	(2)	—
Interest rate	1	Investment banking and debt placement fees	2	—
Net Investment Hedges
Foreign exchange contracts	19	Other Income	31	—
Total	$9		$(37)	$—
Year ended December 31, 2017
Cash Flow Hedges
Interest rate	$(59)	Interest income — Loans	$19	$—
Interest rate	—	Interest expense — Long-term debt	(4)	—
Interest rate	(1)	Investment banking and debt placement fees	—	—
Net Investment Hedges
Foreign exchange contracts	(17)	Other Income	—	—
Total	$(77)		$15	$—
Year ended December 31, 2016
Cash Flow Hedges
Interest rate	$29	Interest income — Loans	$85	$—
Interest rate	—	Interest expense — Long-term debt	(4)	—
Interest rate	1	Investment banking and debt placement fees	—	—
Net Investment Hedges
Foreign exchange contracts	(2)	Other Income	—	—
Total	$28		$81	$—

(a)	Prior period gain or loss amounts were not restated to conform to the new hedge accounting guidance adopted in 2018.
Nonhedging instruments.

The following table summarizes the pre-tax net gains (losses) on our derivatives that are not designated as hedging instruments for the years ended December 31, 2018, December 31, 2017, and December 31, 2016, and where they are recorded on the income statement.

	2018				2017				2016
Year ended December 31, in millions	Corporate Services Income	Consumer Mortgage Income	Other Income	Total	Corporate Services Income	Consumer Mortgage Income	Other Income	Total	Corporate Services Income	Consumer Mortgage Income	Other Income	Total
NET GAINS (LOSSES)
Interest rate	$38	—	$(1)	$37	$29	—	$(1)	$28	$30	—	$1	$31
Foreign exchange	42	—	—	42	41	—	—	41	40	—	—	40
Commodity	8	—	—	8	6	—	—	6	4	—	—	4
Credit	2	—	(30)	(28)	2	—	(21)	(19)	1	—	(16)	(15)
Other	—	$(1)	12	11	—	$(1)	(6)	(7)	—	$1	—	1
Total net gains (losses)	$90	$(1)	$(19)	$70	$78	$(1)	$(28)	$49	$75	$1	$(15)	$61

Counterparty Credit Risk
We use several means to mitigate and manage exposure to credit risk on derivative contracts. We enter into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with a single counterparty in the event of default. Additionally, we monitor counterparty credit risk exposure on each contract to determine appropriate limits on our total credit exposure across all product types. We review our collateral positions on a daily basis and exchange collateral with our counterparties in accordance with standard ISDA documentation, central clearing rules, and other related agreements. We hold collateral in the form of cash and highly rated securities issued by the U.S. Treasury, government-sponsored enterprises, or GNMA. Cash collateral netted against derivative assets on the balance sheet totaled $33 million at December 31, 2018, and $23 million at December 31, 2017. The cash collateral netted against derivative liabilities totaled $37 million at December 31, 2018, and $150 million at December 31, 2017.

The following table summarizes the fair value of our derivative assets by type at the dates indicated. These assets represent our gross exposure to potential loss after taking into account the effects of bilateral collateral and master netting agreements and other means used to mitigate risk.

December 31, in millions	2018	2017
Interest rate	$308	$401
Foreign exchange	60	77
Commodity	187	163
Credit	—	1
Other	9	4
Derivative assets before collateral	564	646
Less: Related collateral	33	(23)
Total derivative assets	$531	$669

We enter into derivative transactions with two primary groups: broker-dealers and banks, and clients. Since these groups have different economic characteristics, we have different methods for managing counterparty credit exposure and credit risk.
We enter into transactions with broker-dealers and banks for various risk management purposes. These types of transactions are primarily high dollar volume. We enter into bilateral collateral and master netting agreements with these counterparties. We clear certain types of derivative transactions with these counterparties, whereby central clearing organizations become the counterparties to our derivative contracts. In addition, we enter into derivative contracts through swap execution facilities. Swap clearing and swap execution facilities reduce our exposure to counterparty credit risk. At December 31, 2018, we had gross exposure of $382 million to broker-dealers and banks. We had net exposure of $241 million after the application of master netting agreements and cash collateral, where such qualifying agreements exist. We had net exposure of $237 million after considering $4 million of additional collateral held in the form of securities.

We enter into transactions with clients to accommodate their business needs. These types of transactions generally are primarily low dollar volume. We enter into master netting agreements with these counterparties. In addition, we mitigate our overall portfolio exposure and market risk by buying and selling U.S. Treasuries and Eurodollar futures and entering into offsetting positions and other derivative contracts, sometimes with entities other than broker-dealers and banks. Due to the smaller size and magnitude of the individual contracts with clients, we typically do not exchange collateral in connection with these derivative transactions. To address the risk of default associated with the uncollateralized contracts, we have established a credit valuation adjustment (included in “accrued income and other assets”) in the amount of $4 million at December 31, 2018, which we estimate to be the potential future losses on amounts due from client counterparties in the event of default. At December 31, 2018, we had gross exposure of $345 million to client counterparties and other entities that are not broker-dealers or banks for derivatives that have associated master netting agreements. We had net exposure of $290 million on our derivatives with these counterparties after the application of master netting agreements, collateral, and the related reserve.
Credit Derivatives
We are a buyer and, under limited circumstances, may be a seller of credit protection through the credit derivative market. We purchase credit derivatives to manage the credit risk associated with specific commercial lending and swap obligations as well as exposures to debt securities. Our credit derivative portfolio was in a net liability position of less than $1 million as of December 31, 2018 and $3 million as of December 31, 2017.

Our credit derivative portfolio consists of the following:

•
Single-name credit default swap: A bilateral contract whereby the seller agrees, for a premium, to provide protection against the credit risk of a specific entity (the “reference entity”) in connection with a specific debt obligation. The protected credit risk is related to adverse credit events, such as bankruptcy, failure to make payments, and acceleration or restructuring of obligations, identified in the credit derivative contract.

•	Traded credit default swap index: Represents a position on a basket or portfolio of reference entities.

•
Risk participation agreement: A transaction in which the lead participant has a swap agreement with a customer. The lead participant (purchaser of protection) then enters into a risk participation agreement with a counterparty (seller of protection), under which the counterparty receives a fee to accept a portion of the lead participant’s credit risk. If the customer defaults on the swap contract, the counterparty to the risk participation agreement must reimburse the lead participant for the counterparty’s percentage of the positive fair value of the customer swap as of the default date. If the customer swap has a negative fair value, the counterparty has no reimbursement requirements. If the customer defaults on the swap contract and the seller fulfills its payment obligations under the risk participation agreement, the seller is entitled to a pro rata share of the lead participant’s claims against the customer under the terms of the swap agreement.

The following table provides information on the types of credit derivatives sold by us and held on the balance sheet at December 31, 2018, and December 31, 2017. The notional amount represents the maximum amount that the seller could be required to pay. The payment/performance risk assessment is based on the default probabilities for the underlying reference entities’ debt obligations using a Moody’s credit ratings matrix known as Moody’s “Idealized” Cumulative Default Rates. The payment/performance risk shown in the table represents a weighted-average of the default probabilities for all reference entities in the respective portfolios. These default probabilities are directly correlated to the probability that we will have to make a payment under the credit derivative contracts.

	2018			2017
December 31, dollars in millions	Notional Amount	Average Term (Years)	Payment / Performance Risk	Notional Amount	Average Term (Years)	Payment / Performance Risk
Other	$22	13.43	17.18%	$15	3.08	6.64%
Total credit derivatives sold	$22	—	—	$15	—	—

Credit Risk Contingent Features

We have entered into certain derivative contracts that require us to post collateral to the counterparties when these contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to our long-term senior unsecured credit ratings with Moody’s and S&P. Collateral requirements also are based on minimum transfer amounts, which are specific to each Credit Support Annex (a component of the ISDA Master Agreement) that we have signed with the counterparties. In a limited number of instances, counterparties have the right to terminate their ISDA Master Agreements with us if our ratings fall below a certain level, usually investment-grade level (i.e., “Baa3” for Moody’s and “BBB-” for S&P). At December 31, 2018, KeyBank’s rating was “A3” with Moody’s and “A-” with S&P, and KeyCorp’s rating was “Baa1” with Moody’s and “BBB+” with S&P. As of December 31, 2018, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our ratings) held by KeyBank that were in a net liability position totaled $66 million, which includes $80 million in derivative assets and $146 million in derivative liabilities. We had $55 million in cash and securities collateral posted to cover those positions as of December 31, 2018. There were no derivative contracts with credit risk contingent features held by KeyCorp at December 31, 2018.

The following table summarizes the additional cash and securities collateral that KeyBank would have been required to deliver under the ISDA Master Agreements had the credit risk contingent features been triggered for the derivative contracts in a net liability position as of December 31, 2018, and December 31, 2017. The additional collateral amounts were calculated based on scenarios under which KeyBank’s ratings are downgraded one, two, or three ratings as of December 31, 2018, and December 31, 2017, and take into account all collateral already posted. A similar calculation was performed for KeyCorp, and no additional collateral would have been required at December 31, 2018, or December 31, 2017.

December 31, in millions	2018		2017
	Moody’s	S&P	Moody’s	S&P
KeyBank’s long-term senior unsecured credit ratings	A3	A-	A3	A-
One rating downgrade	$2	$2	$2	$2
Two rating downgrades	2	2	2	2
Three rating downgrades	2	2	2	2

KeyBank’s long-term senior unsecured credit rating was four ratings above noninvestment grade at Moody’s and S&P as of December 31, 2018, and December 31, 2017. If KeyBank’s ratings had been downgraded below investment grade as of December 31, 2018, and December 31, 2017, payments of up to $4 million and $12 million, respectively, would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted. If KeyCorp’s ratings had been downgraded below investment grade as of December 31, 2018, and December 31, 2017, no payments would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted.

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

Commercial

Changes in the carrying amount of commercial mortgage servicing assets are summarized as follows:

Year ended December 31, in millions	2018	2017
Balance at beginning of period	$412	$356
Servicing retained from loan sales	117	110
Purchases	75	36
Amortization	(102)	(90)
Balance at end of period	$502	$412
Fair value at end of period	$757	$537

The fair value of commercial mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the commercial mortgage loans. This calculation uses a number of assumptions that are based on current market conditions. The range and weighted-average of the significant unobservable inputs used to fair value our commercial mortgage servicing assets at December 31, 2018, and December 31, 2017, along with the valuation techniques, are shown in the following table:

dollars in millions		December 31, 2018	December 31, 2017
Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
Discounted cash flow	Expected defaults	1.00 - 2.00% (1.14%)	1.00 - 3.00% (1.20%)
	Residual cash flows discount rate	7.00 - 15.00% (9.18%)	7.00 - 15.00% (9.10%)
	Escrow earn rate	2.56 - 4.20% (3.35%)	.90 - 3.10% (2.50%)
	Loan assumption rate	0.00 - 3.22% (1.35%)	0.00 - 3.00% (1.22%)

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

The amortization of commercial mortgage servicing assets for each period, as shown in the table at the beginning of this note, is recorded as a reduction to contractual fee income. The contractual fee income from servicing commercial mortgage loans totaled $171 million for the year ended December 31, 2018, $150 million for the year ended December 31, 2017, and $139 million for the year ended December 31, 2016. This fee income was partially offset by $102 million of amortization for the year ended December 31, 2018, $90 million for the year ended December 31, 2017, and $87 million for the year ended December 31, 2016. Both the contractual fee income and the amortization are recorded, net, in “mortgage servicing fees” on the income statement.

Residential

Changes in the carrying amount of residential mortgage servicing assets are summarized as follows:

in millions	2018	2017
Balance at beginning of period	$31	28
Servicing retained from loan sales	10	$7
Purchases	—	—
Amortization	(4)	(4)
Balance at end of period	$37	$31
Fair value at end of period	$52	$37

The fair value of residential mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the residential mortgage loans. This calculation uses a number of assumptions that are based on current market conditions. The range and weighted-average of the significant unobservable inputs used to fair value our residential mortgage servicing assets at December 31, 2018, along with the valuation techniques, are shown in the following table:

		December 31, 2018	December 31, 2017
Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
Discounted cash flow	Prepayment speed	8.45 - 56.11% (9.08%)	9.16 - 51.52% (10.46%)
	Discount rate	7.50 - 10.00% (7.54%)	8.50 - 11.00% (8.54%)
	Servicing cost	$62 - $5,125 ($68.25)	$76 - $4,385 ($83.11)

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

The amortization of residential mortgage servicing assets for December 31, 2018, as shown in the table above, is recorded as a reduction to contractual fee income. The contractual fee income from servicing residential mortgage loans totaled $14 million for the year ended December 31, 2018. This fee income was offset by $4 million of amortization for the year ended December 31, 2018. Both the contractual fee income and the amortization are recorded, net, in “mortgage servicing fees” on the income statement.
10. Premises and Equipment

Premises and equipment at December 31, 2018, and December 31, 2017, consisted of the following:

		December 31,
dollars in millions	Useful life (in years)	2018	2017
Land	Indefinite	$135	$138
Buildings and improvements	15-40	747	741
Leasehold improvements	1-15	626	633
Furniture and equipment	2-15	907	931
Capitalized building leases	1-14(a)	28	27
Construction in process	N/A	35	38
Total premises and equipment		2,478	2,508
Less: Accumulated depreciation and amortization		(1,596)	(1,578)
Premises and equipment, net		$882	$930

(a)	Capitalized building and equipment leases are amortized over the lesser of the useful life of asset or lease term.

Depreciation and amortization expense related to premises and equipment for the years ended December 31, 2018, December 31, 2017, and December 31, 2016 was $129 million, $138 million, and $123 million, respectively. This includes amortization of assets under capital leases.

11. Goodwill and Other Intangible Assets
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
We conducted a qualitative analysis as of October 1, 2018 and concluded that it was not more likely than not that the fair values of our reporting units were less than their respective carrying values. As such, goodwill was not impaired.
During the most recent quantitative assessment in 2017, we determined that the estimated fair value of the Key Community Bank unit was 48% greater than its carrying amount and the estimated fair value of the Key Corporate Bank unit was 39% greater than its carrying amount. The carrying amounts of the Key Community Bank and Key Corporate Bank units represent the average equity based on risk-weighted regulatory capital for goodwill impairment testing and management reporting purposes.
Based on our quarterly review of impairment indicators during 2018 and 2017, it was not necessary to perform further reviews of goodwill recorded in our Key Community Bank or Key Corporate Bank units. We will continue to monitor the Key Community Bank and Key Corporate Bank units as appropriate.
Changes in the carrying amount of goodwill by reporting unit are presented in the following table:

in millions	Key Community Bank	Key Corporate Bank	Total
BALANCE AT DECEMBER 31, 2016	$2,088	$358	$2,446
Fair value measurement adjustments - First Niagara acquisition	15	3	18
Additional ownership interest in Key Merchant Services	4	—	4
Acquisition of HelloWallet	17	—	17
Acquisition of Cain Brothers	—	53	53
BALANCE AT DECEMBER 31, 2017	2,124	414	2,538
KIBS divestiture	(22)	—	(22)
BALANCE AT DECEMBER 31, 2018	$2,102	$414	$2,516

Additional information regarding the above acquisitions and divestiture is provided in Note 14 (“Acquisitions, Divestiture, and Discontinued Operations”).
As of December 31, 2018, we expect goodwill in the amount of $540 million to be deductible for tax purposes in future periods.
There were no accumulated impairment losses related to the Key Community Bank unit or the Key Corporate Bank unit at December 31, 2018, December 31, 2017, and December 31, 2016.
The following table shows the gross carrying amount and the accumulated amortization of intangible assets subject to amortization:

	2018		2017
December 31, in millions	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Core deposit intangibles	$396	$184	$461	$192
PCCR intangibles	152	138	152	126
Other intangible assets	115	25	128	7
Total	$663	$347	$741	$325

Intangible assets acquired during the year ended December 31, 2017, were as follows:

in millions	KMS	HelloWallet	Cain Brothers	Total
Intangible assets subject to amortization:
Customer relationships	$85	—	$29	$114
Trade name	—	—	1	1
Proprietary software	—	$12	—	12
Total	$85	$12	$30	$127

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
The following table presents estimated intangible asset amortization expense for the next five years.

	Estimated
in millions	2019	2020	2021	2022	2023
Intangible asset amortization expense	$80	$62	$52	$42	$34

12. Variable Interest Entities

A VIE is a partnership, limited liability company, trust, or other legal entity that meets any one of the following criteria:

•	The entity does not have sufficient equity to conduct its activities without additional subordinated financial support from another party.

•	The entity’s investors lack the power to direct the activities that most significantly impact the entity’s economic performance.

•	The entity’s equity at risk holders do not have the obligation to absorb losses or the right to receive residual returns.

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

Our maximum exposure to loss in connection with these partnerships consists of our unamortized investment balance plus any unfunded equity commitments and tax credits claimed but subject to recapture. We had $1.4 billion and $1.3 billion of investments in LIHTC operating partnerships at December 31, 2018, and December 31, 2017, respectively. These investments are recorded in “accrued income and other assets” on our balance sheet. We do not have any loss reserves recorded related to these investments because we believe the likelihood of any loss is remote. For all legally binding unfunded equity commitments, we increase our recognized investment and recognize a liability. As of December 31, 2018, and December 31, 2017, we had liabilities of $532 million and $476 million, respectively, related to investments in qualified affordable housing projects, which are recorded in “accrued expense and other liabilities” on our balance sheet. We continue to invest in these LIHTC operating partnerships.

The assets and liabilities presented in the table below convey the size of KCDC’s direct and indirect investments at December 31, 2018, and December 31, 2017. As these investments represent unconsolidated VIEs, the assets and liabilities of the investments themselves are not recorded on our balance sheet.

	Unconsolidated VIEs
in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
December 31, 2018
LIHTC investments	$5,932	$2,569	$1,740
December 31, 2017
LIHTC investments	$6,003	$2,943	$1,561

We amortize our LIHTC investments over the period that we expect to receive the tax benefits. In 2018, we recognized $170 million of amortization and $166 million of tax credits associated with these investments within “income taxes” on our income statement. In 2017, we recognized $172 million of amortization and $171 million of tax credits associated with these investments within “income taxes” on our income statement. We also recognized $12 million in LIHTC impairment expense related to tax reform and $3 million unrelated to tax reform within “other noninterest expense.

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

Our maximum exposure to loss associated with indirect principal investments consists of the investments’ fair value plus any unfunded equity commitments. The fair value of our indirect principal investments totaled $96 million and $124 million at December 31, 2018, and December 31, 2017, respectively. These investments are recorded in “other investments” on our balance sheet. Additional information on indirect principal investments is provided in Note 6 (“Fair Value Measurements”). The table below reflects the size of the private equity funds in which KCC was invested as well as our maximum exposure to loss in connection with these investments at December 31, 2018.

	Unconsolidated VIEs
in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
December 31, 2018
Indirect investments	$19,659	$376	$122
December 31, 2017
Indirect investments	$26,817	$292	$153

Through our principal investing entities, we have formed and funded operating entities that provide management and other related services to our investment company funds, which directly invest in portfolio companies. In return for providing services to our direct investment funds, these entities’ receive a minority equity interest in the funds. This minority equity ownership is recorded at fair value on the entities’ financial statements. Additional information on our direct principal investments is provided in Note 6 (“Fair Value Measurements”). While other equity investors manage the daily operations of these entities, we retain the power, through voting rights, to direct the activities of the entities that most significantly impact their economic performance. In addition, we have the obligation to absorb losses and the right to receive residual returns that could potentially be significant to these entities. As a result, we have determined that we are the primary beneficiary of these funds and have consolidated them since formation. The entities had no assets at December 31, 2018. The entities had $4 million of assets at December 31, 2017, that can only be used to settle the entities’ obligations. These assets were recorded in “cash and due from banks” and “accrued income and other assets” on our balance sheet. The entities had no liabilities at December 31, 2018, and December 31, 2017, and other equity investors have no recourse to our general credit.

Other unconsolidated VIEs. We are involved with other various entities in the normal course of business which we have determined to be VIEs. We have determined that we are not the primary beneficiary of these VIEs because we do not have the power to direct the activities that most significantly impact their economic performance. Our assets associated with these unconsolidated VIEs totaled $248 million at December 31, 2018, and $230 million at December 31, 2017. These assets are recorded in “accrued income and other assets,” “other investments,” “securities available for sale,” and “loans, net of unearned income” on our balance sheet. We had liabilities totaling $2 million associated with these unconsolidated VIEs at December 31, 2018, and $4 million at December 31, 2017. These liabilities are recorded in “accrued expenses and other liabilities” on our balance sheet. We have excluded certain transactions with unconsolidated VIEs from the balances above where we determine our continuing involvement is not significant.  In addition, where we only have a lending arrangement in the normal course of business with unconsolidated VIEs we present the balances related to the lending arrangements in Note 5 (“Asset Quality”).
13. Income Taxes
Income taxes included in the income statement are summarized below. We file a consolidated federal income tax return.

Year ended December 31, in millions	2018	2017	2016
Currently payable:
Federal	$184	$334	$149
State	62	—	19
Total currently payable	246	334	168
Deferred:
Federal	117	274	13
State	(19)	29	(2)
Total deferred	98	303	11
Total income tax (benefit) expense (a)	$344	$637	$179

(a)
There was no income tax (benefit) expense on securities transactions in 2018, 2017, and 2016. Income tax expense excludes equity- and gross receipts-based taxes, which are assessed in lieu of an income tax in certain states in which we operate. These taxes, which are recorded in “noninterest expense” on the income statement, totaled $15 million in 2018, $22 million in 2017, and $18 million in 2016.

Significant components of our deferred tax assets and liabilities included in “accrued income and other assets” and “accrued expense and other liabilities,” respectively, on the balance sheet, are as follows:

December 31, in millions	2018	2017
Allowance for loan and lease losses	$232	$233
Employee benefits	170	147
Net unrealized securities losses	144	138
Federal net operating losses and credits	34	205
Fair value adjustments	41	63
Non-tax accruals	80	89
State net operating losses and credits	3	7
Other	221	223
Gross deferred tax assets	925	1,105
Less: Valuation Allowance	11	15
Total deferred tax assets	914	1,090
Leasing transactions	531	588
Other	161	182
Total deferred tax liabilities	692	770
Net deferred tax assets (liabilities) (a)	$222	$320

(a)	From continuing operations.

On December 22, 2017, the TCJ Act was signed into law. This comprehensive tax legislation provided for significant changes to the U.S. Internal Revenue Code of 1986, as amended, that impacted corporate taxation requirements, such as the reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018. The TCJ Act retained the low-income housing and research and development credits and repealed the corporate alternative minimum tax. Other relevant corporate changes include earlier recognition of certain revenue; accelerating expensing of investments in tangible property, including leasing assets; and limiting several deductions such as FDIC premiums, certain executive compensation, and meals and entertainment expenses.

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

During the third quarter of 2018, Key completed and filed its 2017 federal income tax return and management finalized its assessment of the initial impact of the TCJ Act and related regulatory guidance. As a result, our income tax provision was increased by $7 million during the quarter and the total impact to Key of the TCJ Act was a reduction to our net income of $168 million.

The accounting for the changes in tax law resulted in stranded tax effects within AOCI for items that were originally recognized in OCI rather than in net income. During the quarter ended December 31, 2017, we early adopted an ASU issued by the FASB allowing companies to reclassify stranded tax effects resulting from the TCJ Act from accumulated other comprehensive income to retained earnings. Utilizing the portfolio method, during the quarter ended December 31, 2017, we reclassified $141 million from accumulated other comprehensive income to retained earnings to eliminate the stranded tax effects.

We conduct quarterly assessments of all available evidence to determine the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded. The available evidence used in connection with these assessments includes taxable income in prior periods, projected future taxable income, potential tax-planning strategies, and projected future reversals of deferred tax items. These assessments involve a degree of subjectivity and may undergo significant change. Based on these criteria, we have recorded $11 million of valuation allowances at December 31, 2018; primarily against federal and state capital loss carryforwards acquired in the First Niagara acquisition.

At December 31, 2018, we had federal net operating loss carryforwards of $61 million, federal credit carryforwards of $21 million, and capital loss carryforwards of $11 million. The federal net operating loss carryforwards are from prior acquisitions by First Niagara and are subject to annual limitations under the tax code and, if not utilized, will expire in the years beginning 2027. We currently expect to fully utilize these losses. The federal credit carryforward consists of general business credits which expire in 2037, under the Internal Revenue Code.

The capital loss carryforward, if not utilized, will expire in 2019. Realization of this tax benefit is dependent upon Key’s ability to generate sufficient capital gain in an appropriate tax year to offset the capital loss carryforward. Currently, generation of sufficient capital gain income is uncertain.

We had state net operating loss carryforwards of $54 million, and state credit carryforwards of $1 million, resulting in a net state deferred tax asset of $3 million. Additionally, we had state capital loss carryforwards of $1 million. These carryforwards, if not utilized, will gradually expire through 2031.
The following table shows how our total income tax expense (benefit) and the resulting effective tax rate were derived:

Year ended December 31, dollars in millions	2018		2017		2016
	Amount	Rate	Amount	Rate	Amount	Rate
Income (loss) before income taxes times 21% (35% for 2017 and 2016) statutory federal tax rate	$463	21.0%	$675	35.0%	$339	35.0%
Amortization of tax-advantaged investments	127	5.8	104	5.4	88	9.0
Foreign tax adjustments	2.1		1.1		1.1
Tax-exempt interest income	(30)	(1.4)	(37)	(1.9)	(25)	(2.6)
Corporate-owned life insurance income	(29)	(1.3)	(46)	(2.4)	(44)	(4.5)
State income tax, net of federal tax benefit	34	1.5	19	1.0	11	1.1
Tax credits	(234)	(10.6)	(218)	(11.3)	(208)	(21.3)
Tax Cuts and Jobs Act	7.3		147	7.6	—	—
Other	4.2		(8)	(.5)	17	1.7
Total income tax expense (benefit)	$344	15.6%	$637	33.0%	$179	18.5%

Liability for Unrecognized Tax Benefits
The change in our liability for unrecognized tax benefits is as follows:

Year ended December 31, in millions	2018	2017
Balance at beginning of year	$39	$53
Increase for other tax positions of prior years	15	3
Increase from Acquisitions	—	3
Decrease for payments and settlements	—	(4)
Decrease related to tax positions taken in prior years	(19)	(16)
Balance at end of year	$35	$39

Each quarter, we review the amount of unrecognized tax benefits recorded in accordance with the applicable accounting guidance. Any adjustment to unrecognized tax benefits is recorded in income tax expense. The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate was $35 million at December 31, 2018, and $39 million at December 31, 2017. We do not currently anticipate that the amount of unrecognized tax benefits will significantly change over the next 12 months.

As permitted under the applicable accounting guidance, it is our policy to record interest and penalties related to unrecognized tax benefits in income tax expense. We recorded net interest benefit of $.7 million and $1.3 million in 2018 and 2017, respectively and net interest expense of $.4 million in 2016. We did not recover any state tax penalties in 2018 or 2016. We recovered state tax penalties of $1 million in 2017. At December 31, 2018, we had an accrued interest payable of $3 million, compared to $4 million at December 31, 2017. There was no liability for accrued state tax penalties at December 31, 2018, and December 31, 2017.

The amount of unrecognized tax benefits to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if certain criteria are met at December 31, 2018, and December 31, 2017, are $14.3 million and $17.2 million, respectively.
We file federal income tax returns, as well as returns in various state and foreign jurisdictions. We are subject to income tax examination by the IRS for the tax years 2013 and forward. Currently, we are under IRS audit for the tax years 2013 and 2014. We are not subject to income tax examinations by other tax authorities for years prior to 2009.
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

14. Acquisitions, Divestiture, and Discontinued Operations
Acquisitions
Laurel Road Bank. On January 16, 2019, we announced that KeyBank has entered into a definitive agreement with Laurel Road Bank to acquire Laurel Road's digital lending business. Laurel Road's three bank branches located in southeast Connecticut are not part of this transaction. Through the acquisition, KeyBank expects to enhance its digital capabilities with state-of-the-art, customer-centric technology and to leverage Laurel Road's proven ability to attract and serve professional millennial clients. The acquisition is subject to customary closing conditions, including regulatory approvals.
Cain Brothers & Company, LLC. On October 2, 2017, KBCM acquired all outstanding interests in Cain Brothers, a healthcare-focused investment banking and public finance firm. This acquisition expanded KBCM’s investment banking group in the healthcare vertical by adding distinctive capabilities and broadening KBCM’s existing healthcare investment banking network. The acquisition was accounted for as a business combination. During the fourth quarter of 2017, Key recognized estimated identifiable intangible assets of $30 million and goodwill of $53 million as a result of this acquisition, which are deductible for tax purposes. The valuation of the acquired assets and liabilities of Cain Brothers was final at March 31, 2018.
HelloWallet Holdings, Inc. On July 1, 2017, KeyBank acquired all of the outstanding capital stock of HelloWallet Holdings, Inc., the sole owner of HelloWallet, LLC, a digital financial wellness company. Key’s retail banking franchise is leveraging HelloWallet’s technology to provide data-driven insights to clients, allowing clients to better understand and improve their personal finances. The acquisition was accounted for as a business combination. As a result, Key recognized identifiable intangible assets with an estimated fair value of $12 million, comprised primarily of propriety software and goodwill of $17 million, which are not deductible for tax purposes. The valuation of the acquired assets and liabilities of HelloWallet was final at March 31, 2018.
Key Merchant Services, LLC. On June 30, 2017, KeyBank (consolidated) acquired an additional 51% interest in KMS, increasing our ownership interest from 49% to 100%. This acquisition enables us to grow our merchant services business and enhance our merchant product offerings. This transaction was accounted for as a business combination achieved in stages. Prior to the acquisition, KMS was operated as a merchant services joint venture and accounted for as an equity method investment in our consolidated financial statements.
As of June 30, 2017, the provisional estimated fair value of our equity interest in KMS immediately before the acquisition was $74 million. The fair value of our previously held equity interest was measured using discounted cash flow modeling that incorporates an appropriate risk premium and forecast earnings information. On June 30, 2017, we recognized a provisional non-cash holding gain of $64 million for the difference between the fair value and the book value of our previously held equity interest. In the third quarter of 2017, we recognized a measurement-period adjustment of $5 million to reduce the provisional estimated fair value of our equity interest immediately before the acquisition to $69 million, which reduced the total non-cash holding gain to $59 million. The initial gain and subsequent adjustment were included in “other income” on the income statement for the twelve months ended December 31, 2017. Upon acquisition, we recorded provisional identifiable intangible assets of $95 million and goodwill of less than $1 million. In the third quarter of 2017, we recognized a measurement-period adjustment of $10 million to reduce the fair value of acquired identifiable intangible assets to $85 million. In the fourth quarter of 2017, we recognized a measurement period adjustment increasing deferred tax assets and decreasing goodwill by $2 million. In aggregate, the measurement-period adjustments recognized as of December 31, 2017 increased goodwill recorded in connection with the KMS acquisition to $4 million. The valuation of the acquired assets and liabilities of KMS was final at June 30, 2018.

Divestitures

Key Insurance & Benefits Services, Inc. On March 29, 2018, we announced that we had entered into a definitive agreement to sell KIBS to USI Insurance Services. We acquired KIBS as a part of the 2016 merger with First Niagara. We completed the sale to USI Insurance Services on May 4, 2018. At the close of the sale, we recognized a $73 million net gain on sale. In the third quarter of 2018, we recognized an additional $5 million gain upon the finalization of the net working capital.

Discontinued operations

Discontinued operations includes our government-guaranteed and private education lending business.  At December 31, 2018, and December 31, 2017, approximately $1.1 billion and $1.3 billion, respectively, of education loans are included in discontinued assets on the consolidated balance sheets. Net interest income after provision for credit losses for this business is not material and is included in income (loss) from discontinued operations, net of taxes on the consolidated statements of income.

15. Securities Financing Activities

The following table summarizes our securities financing agreements at December 31, 2018, and December 31, 2017:

	December 31, 2018				December 31, 2017
in millions	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts
Offsetting of financial assets:
Reverse repurchase agreements	$14	$(14)	$—	—	$3	$(3)	—	—
Total	$14	$(14)	$—	—	$3	$(3)	—	—

Offsetting of financial liabilities:
Repurchase agreements (c)	$319	$(14)	$(305)	—	$374	$(4)	$(370)	—
Total	$319	$(14)	$(305)	—	$374	$(4)	$(370)	—

(a)	Netting adjustments take into account the impact of master netting agreements that allow us to settle with a single counterparty on a net basis.

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

As of December 31, 2018, the carrying amount of assets pledged as collateral against repurchase agreements totaled $892 million. Assets pledged as collateral are reported in “available for sale” and “held-to-maturity” securities on our balance sheet. At December 31, 2018, the liabilities associated with collateral pledged were solely comprised of customer sweep financing activity and had a carrying value of $304 million. The collateral pledged under customer sweep repurchase agreements is posted to a third-party custodian and cannot be sold or repledged by the secured party. The risk related to a decline in the market value of collateral pledged is minimal given the collateral's high credit quality and the overnight duration of the repurchase agreements.

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

16. Stock-Based Compensation
We maintain several stock-based compensation plans, which are described below. Total compensation expense for these plans was $99 million for 2018, $104 million for 2017, and $102 million for 2016. The total income tax benefit recognized in the income statement for these plans was $23 million for 2018, $39 million for 2017, and $38 million for 2016.
Our compensation plans allow us to grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other awards which may be denominated or payable in or valued by reference to our Common Shares or other factors, discounted stock purchases, and deferred compensation to eligible employees and directors. At December 31, 2018, we had 24,147,422 Common Shares available for future grant under our compensation plans. In accordance with a resolution adopted by the Compensation and Organization Committee of KeyCorp’s Board of Directors, we may not grant options to purchase Common Shares, restricted stock or other shares under any long-term compensation plan in an aggregate amount that exceeds 6% of our outstanding Common Shares in any rolling three-year period.
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
The Black-Scholes model requires several assumptions, which we developed and update based on historical trends and current market observations. Our determination of the fair value of options is only as accurate as the underlying assumptions. The assumptions pertaining to options issued during 2018, 2017, and 2016 are shown in the following table.

Year ended December 31,	2018	2017	2016
Average option life	6.5 years	6.0 years	6.0 years
Future dividend yield	2.28%	1.79%	2.86%
Historical share price volatility	.282	.287	.297
Weighted-average risk-free interest rate	2.8%	2.1%	1.3%

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

The following table summarizes activity, pricing and other information for our stock options for the year ended December 31, 2018:

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Life	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2017	9,882,617	$11.28	5.5 years	$88
Granted	346,088	21.02
Exercised	(1,960,444)	10.12
Lapsed or canceled	(144,417)	14.37
Outstanding at December 31, 2018	8,123,844	$11.92	5.3	31

Expected to vest	2,508,684	15.09	7.6	5
Exercisable at December 31, 2018	5,479,638	$10.36	4.2	$26

(a)	The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option.

The weighted-average grant-date fair value of options was $5.12 for options granted during 2018, $4.6 for options granted during 2017, and $2.14 for options granted during 2016. Stock option exercises numbered 1,960,444 in 2018, 3,755,177 in 2017, and 2,849,010 in 2016. The aggregate intrinsic value of exercised options was $21 million for 2018, $31 million for 2017, and $12 million for 2016. As of December 31, 2018, unrecognized compensation cost related to nonvested options under the plans totaled $2 million. We expect to recognize this cost over a weighted-average period of 2.0 years.
Cash received from options exercised was $20 million, $25 million, and $32 million in 2018, 2017, and 2016, respectively. The actual tax benefit realized for the tax deductions from options exercised totaled $1 million for 2018, $4 million for 2017, and $2 million for 2016.
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
During 2018, the total of performance units vested numbered 1,070,112, which were payable in stock and cash. The total fair value of the performance units that vested during 2018 was $19 million. During 2017, the performance units vested numbered 887,489 which were payable in stock and cash. The total fair value of of the performance units that vested during 2017 was $14 million.

The following table summarizes activity and pricing information for the nonvested shares in the Program for the year ended December 31, 2018.

	Vesting Contingent on Service Conditions		Vesting Contingent on Performance and Service Conditions
	Number of Nonvested Shares	Weighted- Average Grant-Date Fair Value	Number of Nonvested Shares	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2017	11,832,956	$14.05	4,148,020	$17.51
Granted	4,076,746	21.02	1,588,738	14.83
Vested	(5,404,616)	13.61	(1,070,112)	17.73
Forfeited	(930,136)	17.01	(127,191)	19.42
Outstanding at December 31, 2018	9,574,950	$16.84	4,539,455	$14.35

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
The weighted-average grant-date fair value of awards granted under the Program was $19.28 during 2018, $19.82 during 2017, and $10.49 during 2016. As of December 31, 2018, unrecognized compensation cost related to nonvested shares under the Program totaled $73 million. We expect to recognize this cost over a weighted-average period of 2.4 years. The total fair value of shares vested was $93 million in 2018, $76 million in 2017, and $57 million in 2016.
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
The following table summarizes activity and pricing information for the nonvested shares granted under our deferred compensation plans and these other restricted stock or unit award programs for the year ended December 31, 2018.

	Number of Nonvested Shares	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2017	4,223,774	$15.61
Granted	724,287	20.77
Dividend equivalents	18	20.03
Vested	(1,523,387)	14.43
Forfeited	(144,875)	14.18
Outstanding at December 31, 2018	3,279,817	$17.36

The weighted-average grant-date fair value of awards granted was $20.77 during 2018, $18.55 during 2017, and $11.46 during 2016. As of December 31, 2018, unrecognized compensation cost related to nonvested shares granted under our deferred compensation plans and the other restricted stock or unit award programs totaled $21 million. We expect to recognize this cost over a weighted-average period of 2.9 years. The total fair value of shares vested was $22 million in 2018, $21 million in 2017, and $16 million in 2016. Dividend equivalents presented in the preceding table represent the value of dividends accumulated during the vesting period.
Discounted Stock Purchase Plan
Our Discounted Stock Purchase Plan provides employees the opportunity to purchase our Common Shares at a 10% discount through payroll deductions or cash payments. Purchases are limited to $10,000 in any month and $50,000 in any calendar year, and are immediately vested. To accommodate employee purchases, we issue treasury shares on or around the fifteenth day of the month following the month employee payments are received. We issued 327,435 Common Shares at a weighted-average cost to employees of $17.48 during 2018, 257,738 Common Shares at a weighted-average cost to employees of $16.61 during 2017, and 310,604 Common Shares at a weighted-average cost to employees of $11.04 during 2016.
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
Pre-tax AOCI not yet recognized as net pension cost was $511 million at December 31, 2018, and $525 million at December 31, 2017, consisting entirely of net unrecognized losses. During 2019, we expect to recognize $13 million of net unrecognized losses in pre-tax AOCI as net pension cost.

During 2018 and 2016, lump sum payments made under certain pension plans triggered settlement accounting. In accordance with the applicable accounting guidance for defined benefit plans, we performed a remeasurement of the affected plans in conjunction with the settlement and recognized the settlement loss as reflected in the following table.
The components of net pension cost and the amount recognized in OCI for all funded and unfunded plans are as follows:

Year ended December 31, in millions	2018	2017	2016
Interest cost on PBO	$41	$48	$44
Expected return on plan assets	(53)	(68)	(58)
Amortization of losses	17	15	17
Settlement loss	17	—	18
Net pension cost	$22	$(5)	$21

Other changes in plan assets and benefit obligations recognized in OCI:
Net (gain) loss	$20	$(10)	$(9)
Amortization of gains	(33)	(15)	(35)
Total recognized in comprehensive income	$(13)	$(25)	$(44)

Total recognized in net pension cost and comprehensive income	$9	$(30)	$(23)

The information related to our pension plans presented in the following tables is based on current actuarial reports using measurement dates of December 31, 2018, and December 31, 2017.
The following table summarizes changes in the PBO related to our pension plans.

Year ended December 31, in millions	2018	2017
PBO at beginning of year	$1,323	$1,338
Interest cost	41	48
Actuarial losses (gains)	(66)	37
Benefit payments	(97)	(100)
PBO at end of year	$1,201	$1,323

The following table summarizes changes in the FVA.

Year ended December 31, in millions	2018	2017
FVA at beginning of year	$1,163	$1,133
Actual return on plan assets	(34)	115
Employer contributions	14	15
Benefit payments	(97)	(100)
FVA at end of year	$1,046	$1,163

The following table summarizes the funded status of the pension plans, which equals the amounts recognized in the balance sheets at December 31, 2018, and December 31, 2017.

December 31, in millions	2018	2017
Funded status (a)	$(155)	$(160)

Net prepaid pension cost recognized consists of:
Noncurrent assets	$17	29
Current liabilities	(15)	$(15)
Noncurrent liabilities	(157)	(174)
Net prepaid pension cost recognized (b)	$(155)	$(160)

(a)	The shortage of the FVA under the PBO.

(b)	Represents the accrued benefit liability of the pension plans.
At December 31, 2018, our primary qualified cash balance pension plan was sufficiently funded under the requirements of ERISA. Consequently, we are not required to make a minimum contribution to that plan in 2019. We also do not expect to make any significant discretionary contributions during 2019.

At December 31, 2018, we expect to pay the benefits from all funded and unfunded pension plans as follows: 2019 — $112 million; 2020— $110 million; 2021 — $110 million; 2022 — $102 million; 2023 — $98 million and $400 million in the aggregate from 2024 through 2028.
The ABO for all of our pension plans was $1.2 billion at December 31, 2018, and $1.3 billion at December 31, 2017. As indicated in the table below, collectively our plans had an ABO in excess of plan assets as follows:

December 31,
in millions	2018	2017
PBO	$1,201	$1,323
ABO	1,201	1,323
Fair value of plan assets	1,046	1,163

To determine the actuarial present value of benefit obligations, we assumed the following weighted-average rates.

December 31,	2018	2017
Discount rate	4.00%	3.25%
Compensation increase rate	N/A	N/A

To determine net pension cost, we assumed the following weighted-average rates.

Year ended December 31,	2018	2017	2016
Discount rate	3.25%	3.75%	3.75%
Compensation increase rate	N/A	N/A	N/A
Expected return on plan assets	4.75	6.00	6.00

We estimate that we will recognize $12 million in net pension cost for 2019, compared to net pension cost of $22 million in 2018, and net pension benefit of $5 million for 2017. A settlement loss was recorded in both 2018 and 2016 but not in 2017.
We estimate that a 25 basis point increase or decrease in the expected return on plan assets would change our net pension cost for 2019 by approximately $3 million. Pension cost also is affected by an assumed discount rate. We estimate that a 25 basis point change in the assumed discount rate would change net pension cost for 2019 by approximately $1 million.
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

•
Historical returns on our plan assets. Based on an annual reassessment of current and expected future capital market returns, our expected return on plan assets was 4.75% for 2018, 6% for 2017 and 6% for 2016. As a result of a change in our investment allocation policy, we deemed a rate of 4.50% to be appropriate in estimating 2018 pension cost.

The investment objectives of the pension fund are developed to reflect the characteristics of the plan, such as pension formulas, cash lump sum distribution features, and the liability profiles of the plan’s participants. An executive oversight committee reviews the plan’s investment performance at least quarterly, and compares performance against appropriate market indices. The pension fund’s investment objectives are to balance total return objectives with a continued management of plan liabilities, and to minimize the mismatch between assets and liabilities. These objectives are being implemented through liability driven investing and the adoption of a de-risking glide path. The following table shows the asset target allocations prescribed by the pension fund’s investment policies based on the plan’s funded status at December 31, 2018.

Target Allocation
Asset Class	2018
Equity securities:
U.S.	5%
International	4
Fixed income securities	81
Real assets	6
Other assets	4
Total	100%

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
Collective investment funds. Investments in collective investment funds are valued using the net asset value practical expedient and are not classified within the fair value hierarchy. Fair value is determined based on Key’s proportionate share of total net assets in the fund.
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

The following tables show the fair values of our pension plan assets by asset class at December 31, 2018, and December 31, 2017.

December 31, 2018
in millions	Level 1	Level 2	Level 3	Total
ASSET CLASS
Equity securities:
Common — U.S.	$6	—	—	$6
Preferred — U.S.	3	—	—	3
Debt securities:
Corporate bonds — U.S.	—	$157	—	157
Corporate bonds — International	—	65	—	65
Government and agency bonds — U.S.	—	180	—	180
Government bonds — International	—	2	—	2
State and municipal bonds	—	28	—	28
Mutual funds:
Equity — International	1	—	—	1
Collective investment funds (measured at NAV) (a)	—	—	—	546
Insurance investment contracts and pooled separate accounts (measured at NAV) (a)	—	—	—	16
Other assets (measured at NAV) (a)	—	—	—	42
Total net assets at fair value	$10	$432	—	$1,046

(a)
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the fair value of plan assets presented elsewhere within this footnote.

December 31, 2017
in millions	Level 1	Level 2	Level 3	Total
ASSET CLASS
Equity securities:
Common — U.S.	11	—	—	11
Common — International	1	—	—	1
Preferred — U.S.	3	—	—	3
Debt securities:
Corporate bonds — U.S.	—	$152	—	152
Corporate bonds — International	—	61	—	61
Government and agency bonds — U.S.	—	203	—	203
Government bonds — International	—	2	—	2
State and municipal bonds	—	31	—	31
Mutual funds:
Equity — International	7	—	—	7
Collective investment funds (measured at NAV) (a)	—	—	—	628
Insurance investment contracts and pooled separate accounts (measured at NAV) (a)	—	—	—	14
Other assets (measured at NAV) (a)	—	—	—	50
Total net assets at fair value	$22	$449	—	$1,163

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
The components of pre-tax AOCI not yet recognized as net postretirement benefit cost are shown below.

December 31,
in millions	2018	2017
Net unrecognized losses (gains)	$(12)	$(12)
Net unrecognized prior service credit	—	(1)
Total unrecognized AOCI	$(12)	$(13)

During 2019, we expect to recognize $1 million of pre-tax AOCI resulting from prior service credit as a reduction of net postretirement benefit cost.

The components of net postretirement benefit cost and the amount recognized in OCI for all funded and unfunded plans are as follows:

December 31,
in millions	2018	2017	2016
Service cost of benefits earned	$1	$1	$1
Interest cost on APBO	2	3	2
Expected return on plan assets	(2)	(2)	(2)
Amortization of prior service credit	(1)	(1)	(1)
Amortization of gains	(1)	—	—
Net postretirement benefit	$(1)	1	—
Other changes in plan assets and benefit obligations recognized in OCI:
Net (gain) loss	$1	$(4)	$(4)
Amortization of prior service credit	1	1	1
Amortization of losses	—	—	—
Total recognized in comprehensive income	$2	$(3)	$(3)

Total recognized in net postretirement benefit cost and comprehensive income	$1	$(2)	$(3)

The information related to our postretirement benefit plans presented in the following tables is based on current actuarial reports using measurement dates of December 31, 2018, and December 31, 2017.
The following table summarizes changes in the APBO.

Year ended December 31,
in millions	2018	2017
APBO at beginning of year	$69	$69
Service cost	1	1
Interest cost	2	3
Plan participants’ contributions	1	1
Actuarial losses (gains)	(6)	3
Benefit payments	(4)	(8)
APBO at end of year	$63	$69

The following table summarizes changes in FVA.

Year ended December 31,
in millions	2018	2017
FVA at beginning of year	$52	$50
Employer contributions	—	—
Plan participants’ contributions	1	1
Benefit payments	(4)	(8)
Actual return on plan assets	(2)	9
FVA at end of year	$47	$52

The following table summarizes the funded status of the postretirement plans, which corresponds to the amounts recognized in the balance sheets at December 31, 2018, and December 31, 2017.

December 31,
in millions	2018	2017
Funded status (a)	$(17)	$(16)
Accrued postretirement benefit cost recognized (b)	(17)	(16)

(a)	The shortage of the FVA under the APBO.

(b)	Consists entirely of noncurrent liabilities.
There are no regulations that require contributions to the VEBA trust that funds our retiree healthcare plan, so there is no minimum funding requirement. We are permitted to make discretionary contributions to the VEBA trust, subject to certain IRS restrictions and limitations. We anticipate that our discretionary contributions in 2019, if any, will be minimal.
At December 31, 2018, we expect to pay the benefits from other postretirement plans as follows: 2019 — $5 million; 2020 — $5 million; 2021 — $5 million; 2022 — $5 million; 2023 — $5 million; and $22 million in the aggregate from 2024 through 2028.
To determine the APBO, we assumed discount rates of 4.00% at December 31, 2018, and 3.5% at December 31, 2017.

To determine net postretirement benefit cost, we assumed the following weighted-average rates.

Year ended December 31,	2018	2017	2016
Discount rate	3.50%	3.75%	4.00%
Expected return on plan assets	4.50	4.50	4.50

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
We do not expect to recognize a credit or an expense in net postretirement benefit cost for 2019. We recognized a credit of $1 million in 2018 and a credit of less than $1 million in 2017.
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

Target Allocation
Asset Class	2018
Equity securities	80%
Fixed income securities	20
Cash equivalents	—
Total	100%

Investments consist of mutual funds and collective investment funds that invest in underlying assets in accordance with the target asset allocations shown above. Exchange-traded mutual funds are valued using quoted prices and, therefore, are classified as Level 1. Investments in collective investment funds are valued using the Net Asset Value practical expedient and are not classified within the fair value hierarchy.
The following tables show the fair values of our postretirement plan assets by asset class at December 31, 2018, and December 31, 2017.

December 31, 2018
in millions	Level 1	Level 2	Level 3	Total
ASSET CLASS
Mutual funds:
Equity — U.S.	$21	—	—	$21
Equity — International	8	—	—	8
Fixed income — U.S.	7	—	—	7
Collective investment funds:
Equity — U.S.(a)	—	—	—	9
Other assets (measured at NAV)(a)	—	—	—	2
Total net assets at fair value	$36	—	—	$47

(a)
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the fair value of plan assets presented elsewhere within this footnote.

December 31, 2017
in millions	Level 1	Level 2	Level 3	Total
ASSET CLASS
Mutual funds:
Equity — U.S.	$25	—	—	$25
Equity — International	10	—	—	10
Fixed income — U.S.	4	—	—	4
Fixed income — International	3	—	—	3
Collective investment funds:
Equity — U.S. (a)	—	$—	—	10
Total net assets at fair value	$42	$—	—	$52

(a)
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the fair value of plan assets presented elsewhere within this footnote.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 introduced a prescription drug benefit under Medicare and prescribes a federal subsidy to sponsors of retiree healthcare benefit plans that offer prescription drug coverage that is “actuarially equivalent” to the benefits under Medicare Part D. Based on our application of the relevant regulatory formula, we determined that the prescription drug coverage related to our retiree healthcare benefit plan is not actuarially equivalent to the Medicare benefit for the vast majority of retirees. For the years ended December 31, 2018, and December 31, 2017, we did not receive federal subsidies.
Employee 401(k) Savings Plan
A substantial number of our employees are covered under a savings plan that is qualified under Section 401(k) of the Internal Revenue Code. The plan permits employees to contribute from 1% to 100% of eligible compensation, with up to 6% being eligible for matching contributions. Commencing January 1, 2010, an automatic enrollment feature was added to the plan for all new employees. The initial default contribution percentage for employees is 2% and will increase by 1% at the beginning of each plan year until the default contribution is 10% for plan years on and after January 1, 2012. The plan also permits us to provide a discretionary annual profit sharing contribution to eligible employees who have at least one year of service. First Niagara employees who joined Key retained their years of services, and those employees that met eligibility requirements under Key’s savings plan have been included. We accrued a 2% contribution for 2018 and made contributions of 2% and 2.5% for 2017 and 2016, respectively, on eligible compensation for employees eligible on the last business day of the respective plan years. In addition to the discretionary annual profit sharing contribution, in 2017 we accrued a one-time $1,000 contribution per eligible full-time employee and $500 per eligible part-time employee within the 401(k) savings plan. Employees eligible for the additional contribution must have been employed as of December 31, 2017 and have a salary of $100,000 or less. We also maintain a deferred savings plan that provides certain employees with benefits they otherwise would not have been eligible to receive under the qualified plan once their compensation for the plan year reached the IRS contribution limits. Total expense associated with the above plans was $106 million in 2018, $129 million in 2017, and $94 million in 2016.

18. Short-Term Borrowings
Selected financial information pertaining to the components of our short-term borrowings is as follows:

December 31,
dollars in millions	2018	2017	2016
FEDERAL FUNDS PURCHASED
Balance at year end	—	$3	$1,005
Average during the year	$537	128	44
Maximum month-end balance	3,197	2,331	1,005
Weighted-average rate during the year (a)	1.68%	.72%	.68%
Weighted-average rate at December 31 (a)	—	—	.55
SECURITIES SOLD UNDER REPURCHASE AGREEMENTS
Balance at year end	$319	$374	$497
Average during the year	391	389	443
Maximum month-end balance	614	472	684
Weighted-average rate during the year (a)	.09%	.08%	.04%
Weighted-average rate at December 31 (a)	.09	.08	.07
OTHER SHORT-TERM BORROWINGS
Balance at year end	$544	$634	$808
Average during the year	915	1,140	852
Maximum month-end balance	1,133	1,242	872
Weighted-average rate during the year (a)	2.34%	1.34%	1.18%
Weighted-average rate at December 31 (a)	2.92	2.01	1.11

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
Short-term credit facilities. We maintain cash on deposit in our Federal Reserve account, which has reduced our need to obtain funds through various short-term unsecured money market products. This account, which was maintained at $2.1 billion at December 31, 2018, and the unpledged securities in our investment portfolio provide a buffer to address unexpected short-term liquidity needs. We also have secured borrowing facilities at the FHLB and the Federal Reserve Bank of Cleveland to satisfy short-term liquidity requirements. As of December 31, 2018, our unused secured borrowing capacity was $25.4 billion at the Federal Reserve Bank of Cleveland and $7.5 billion at the FHLB.

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

December 31,
dollars in millions	2018	2017
Senior medium-term notes due through 2021 (a)	$3,278	$2,766
3.136% Subordinated notes due 2028 (b)	162	161
6.875% Subordinated notes due 2029 (b)	104	109
7.75% Subordinated notes due 2029 (b)	135	141
7.25% Subordinated notes due 2021 (c)	336	348
6.75% Senior notes due 2020 (d)	315	327
Other subordinated notes (b), (e)	70	69
Total parent company	4,400	3,921
Senior medium-term notes due through 2039 (f)	7,022	8,011
3.18% Senior remarketable notes due 2027 (g)	212	202
4.625% Subordinated notes due 2018 (h)	—	100
3.40% Subordinated notes due 2026 (h)	560	565
6.95% Subordinated notes due 2028 (h)	299	299
Secured borrowing due through 2025 (i)	10	24
Federal Home Loan Bank advances due through 2038 (j)	1,130	1,106
Investment Fund Financing due through 2052 (k)	83	88
Obligations under Capital Leases due through 2032 (l)	16	17
Total subsidiaries	9,332	10,412
Total long-term debt	$13,732	$14,333

(a)
Senior medium-term notes had a weighted-average interest rate of 4.057% at December 31, 2018, and 3.56% at December 31, 2017. These notes had fixed interest rates at December 31, 2018, and December 31, 2017. These notes may not be redeemed prior to their maturity dates.

(b)	See Note 20 (“Trust Preferred Securities Issued by Unconsolidated Subsidiaries”) for a description of these notes.

(c)
The First Niagara subordinated debt had a weighted-average interest rate of 7.25% at December 31, 2018, and a weighted-average interest rate of 7.25% at December 31, 2017. These notes may not be redeemed prior to their maturity dates.

(d)
The First Niagara senior notes had a weighted-average interest rate of 6.75% at December 31, 2018, and a weighted-average interest rate of 6.75% at December 31, 2017. These notes may not be redeemed prior to their maturity dates.

(e)
The First Niagara variable rate trust preferred securities had a weighted-average interest rate of 4.20% at December 31, 2018, and 3.022% at December 31, 2017. These notes may be redeemed prior to their maturity dates.

(f)
Senior medium-term notes had weighted-average interest rates of 2.593% at December 31, 2018, and 2.24% at December 31, 2017. These notes are a combination of fixed and floating rates. These notes may not be redeemed prior to their maturity dates.

(g)
The remarketable senior medium-term notes had a weighted-average interest rate of 3.18% at December 31, 2018, and 3.18% at December 31, 2017. These notes had fixed interest rates at December 31, 2017, and December 31, 2018. These notes may not be redeemed prior to their maturity dates.

(h)	These notes are all obligations of KeyBank and may not be redeemed prior to their maturity dates.

(i)
The secured borrowing had weighted-average interest rates of 4.455% at December 31, 2018, and 4.460% at December 31, 2017. This borrowing is collateralized by commercial lease financing receivables, and principal reductions are based on the cash payments received from the related receivables. Additional information pertaining to these commercial lease financing receivables is included in Note 4 (“Loan Portfolio”).

(j)
Long-term advances from the Federal Home Loan Bank had a weighted-average interest rate of 2.333% at December 31, 2018, and 2.318% at December 31, 2017. These advances, which had fixed interest rates, were secured by real estate loans and securities totaling $1.1 billion at December 31, 2018, and $1.1 billion at December 31, 2017.

(k)	Investment Fund Financing had a weighted-average interest rate of 1.85% at December 31, 2018, and 1.94% at December 31, 2017.

(l)	These are capital leases acquired in the First Niagara merger with a maturity range from June 2019 through October 2032.
At December 31, 2018, scheduled principal payments on long-term debt were as follows:

in millions	Parent	Subsidiaries	Total
2019	—	$2,262	$2,262
2020	$1,298	1,396	2,694
2021	1,350	1,744	3,094
2022	—	1,469	1,469
2023	—	456	456
All subsequent years	1,752	2,005	3,757

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
In 2018, KeyBank issued the following notes under the 2015 Global Bank Note Program: on March 7, 2018, $500 million of 3.375% Senior Bank Notes due March 7, 2023; and on June 13, 2018, $500 million of 3.35% Senior Bank Notes due June 15, 2021.
On September 28, 2018, KeyBank again updated its Bank Note Program authorizing the issuance of up to $20 billion of notes. Under the program, KeyBank is authorized to issue notes with original maturities of seven days or more for senior notes or five years or more for subordinated notes. Notes will be denominated in U.S. dollars. Amounts outstanding under the program and any prior bank note programs are classified as “long-term debt” on the balance sheet. As of December 31, 2018, no notes had been issued under the 2018 Bank Note Program, and $20 billion remained available for issuance.
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
In 2018, KeyCorp issued the following notes under the program: on April 30, 2018, $750 million of 4.10% Senior Notes due April 30, 2028; and on October 29, 2018, $500 million of 4.150% Senior Notes due October 29, 2025.
At December 31, 2018, KeyCorp had authorized and available for issuance up to $2.75 billion of additional debt securities under the Medium-Term Note Program.
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
We unconditionally guarantee the following payments or distributions on behalf of the trusts:

•	required distributions on the trust preferred securities;

•	the redemption price when a capital security is redeemed; and

•	the amounts due if a trust is liquidated or terminated.
The Regulatory Capital Rules require us to treat our mandatorily redeemable trust preferred securities as Tier 2 capital.

The trust preferred securities, common stock, and related debentures are summarized as follows:

dollars in millions	Trust Preferred Securities, Net of Discount (a)	Common Stock	Principal Amount of Debentures, Net of Discount (b)	Interest Rate of Trust Preferred Securities and Debentures (c)	Maturity of Trust Preferred Securities and Debentures
December 31, 2018
KeyCorp Capital I	$156	$6	$162	3.136%	2028
KeyCorp Capital II	100	4	104	6.875	2029
KeyCorp Capital III	131	4	135	7.750	2029
HNC Statutory Trust III	19	1	20	4.053	2035
Willow Grove Statutory Trust I	18	1	19	4.098	2036
HNC Statutory Trust IV	16	1	17	3.800	2037
Westbank Capital Trust II	7	—	7	4.982	2034
Westbank Capital Trust III	7	—	7	4.982	2034
Total	$454	$17	$471	5.447%	—
December 31, 2017	$463	$17	$480	4.977%	—

(a)
The trust preferred securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of trust preferred securities carries an interest rate identical to that of the related debenture. Certain trust preferred securities include basis adjustments related to fair value hedges totaling $46 million at December 31, 2018, and $55 million at December 31, 2017. See Note 8 (“Derivatives and Hedging Activities”) for an explanation of fair value hedges.

(b)
We have the right to redeem these debentures. If the debentures purchased by KeyCorp Capital I, HNC Statutory Trust III, Willow Grove Statutory Trust I, HNC Statutory Trust IV, Westbank Capital Trust II, or Westbank Capital Trust III are redeemed before they mature, the redemption price will be the principal amount, plus any accrued but unpaid interest. If the debentures purchased by KeyCorp Capital II or KeyCorp Capital III are redeemed before they mature, the redemption price will be the greater of: (i) the principal amount, plus any accrued but unpaid interest, or (ii) the sum of the present values of principal and interest payments discounted at the Treasury Rate (as defined in the applicable indenture), plus 20 basis points for KeyCorp Capital II or 25 basis points for KeyCorp Capital III or 50 basis points in the case of redemption upon either a tax or a capital treatment event for either KeyCorp Capital II or KeyCorp Capital III, plus any accrued but unpaid interest. The principal amount of certain debentures includes basis adjustments related to fair value hedges totaling $46 million at December 31, 2018, and $55 million at December 31, 2017. See Note 8 for an explanation of fair value hedges. The principal amount of debentures, net of discounts, is included in “long-term debt” on the balance sheet.

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

21. Commitments, Contingent Liabilities, and Guarantees
Obligations under Noncancelable Leases
We are obligated under various noncancelable operating leases for land, buildings and other property, consisting principally of data processing equipment. Rental expense under all operating leases totaled $149 million in 2018, $153 million in 2017, and $118 million in 2016. Minimum future rental payments under noncancelable operating leases at December 31, 2018, are as follows: 2019 — $142 million; 2020 — $133 million; 2021 — $118 million; 2022 — $104 million; 2023 — $90 million; all subsequent years — $321 million.
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
We also provide financial support to private equity investments, including existing direct portfolio companies and indirect private equity funds, to satisfy unfunded commitments. These unfunded commitments are not recorded on our balance sheet. Additional information on principal investing commitments is provided in Note 6 (“Fair Value Measurements”). Other unfunded equity investment commitments at December 31, 2018, and December 31, 2017, related to tax credit investments and were primarily attributable to LIHTC investments. Unfunded tax credit investment commitments are recorded on our balance sheet in “other liabilities.” Additional information on LIHTC commitments is provided in Note 12 (“Variable Interest Entities”).

The following table shows the remaining contractual amount of each class of commitment related to extending credit or funding principal investments as of December 31, 2018, and December 31, 2017. For loan commitments and commercial letters of credit, this amount represents our maximum possible accounting loss on the unused commitment if the borrower were to draw upon the full amount of the commitment and subsequently default on payment for the total amount of the then outstanding loan.

December 31, in millions	2018	2017
Loan commitments:
Commercial and other	$42,653	$40,315
Commercial real estate and construction	2,691	2,774
Home equity	9,982	9,673
Credit cards	6,152	5,890
Total loan commitments	61,478	58,652
Commercial letters of credit	86	231
Purchase card commitments	621	425
Principal investing commitments	26	29
Tax credit investment commitments	520	481
Securities underwriting	—	9
Total loan and other commitments	$62,731	$59,827

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
Guarantees
We are a guarantor in various agreements with third parties. The following table shows the types of guarantees that we had outstanding at December 31, 2018. Information pertaining to the basis for determining the liabilities recorded in connection with these guarantees is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Guarantees.”

December 31, 2018	Maximum Potential Undiscounted Future Payments	Liability Recorded
in millions
Financial guarantees:
Standby letters of credit	$3,137	$72
Recourse agreement with FNMA	4,082	6
Residential mortgage reserve	1,549	6
Return guarantee agreement with LIHTC investors	2	2
Written put options (a)	2,345	88
Total	$11,115	$174

(a)	The maximum potential undiscounted future payments represent notional amounts of derivatives qualifying as guarantees.

We determine the payment/performance risk associated with each type of guarantee described below based on the probability that we could be required to make the maximum potential undiscounted future payments shown in the preceding table. We use a scale of low (0% to 30% probability of payment), moderate (greater than 30% to 70% probability of payment), or high (greater than 70% probability of payment) to assess the payment/performance risk, and have determined that the payment/performance risk associated with each type of guarantee outstanding at December 31, 2018, is low.

Standby letters of credit. KeyBank issues standby letters of credit to address clients’ financing needs. These instruments obligate us to pay a specified third party when a client fails to repay an outstanding loan or debt instrument or fails to perform some contractual nonfinancial obligation. Any amounts drawn under standby letters of credit are treated as loans to the client; they bear interest (generally at variable rates) and pose the same credit risk to us as a loan. At December 31, 2018, our standby letters of credit had a remaining weighted-average life of 2 years, with remaining actual lives ranging from less than 1 year to as many as 16 years.

Recourse agreement with FNMA. We participate as a lender in the FNMA Delegated Underwriting and Servicing program. FNMA delegates responsibility for originating, underwriting, and servicing mortgages, and we assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan that we sell to FNMA. We maintain a reserve for such potential losses in an amount that we believe approximates the fair value of our liability. At December 31, 2018, the outstanding commercial mortgage loans in this program had a weighted-average remaining term of 7.9 years, and the unpaid principal balance outstanding of loans sold by us as a participant was $14.1 billion. The maximum potential amount of undiscounted future payments that we could be required to make under this program, as shown in the preceding table, is equal to approximately 29% of the principal balance of loans outstanding at December 31, 2018. If we are required to make a payment, we would have an interest in the collateral underlying the related commercial mortgage loan; any loss we incur could be offset by the amount of any recovery from the collateral.
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
At December 31, 2018, the outstanding residential mortgage loans in this program had an original weighted-average loan to value ratio of 74%, and the unpaid principal balance outstanding of loans sold by us was $5.2 billion. The risk assessment is low for the residential mortgage product.  The maximum potential amount of undiscounted future payments that we could be required to make under this program, as shown in the preceding table, is equal to approximately 30% of the principal balance of loans outstanding at December 31, 2018.
Our liability for estimated repurchase obligations on loans sold, which is included in other liabilities on our balance sheet, was $6 million at December 31, 2018.
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
As shown in the previous table, KAHC maintained a reserve in the amount of $2 million at December 31, 2018, which is sufficient to cover estimated future obligations under the guarantees. The maximum exposure to loss reflected in the table represents undiscounted future payments due to investors for the return on and of their investments.

These guarantees have expiration dates that extend through 2018, but KAHC has not formed any new partnerships under this program since October 2003. Additional information regarding these partnerships is included in Note 12 (“Variable Interest Entities”).

Written put options. In the ordinary course of business, we “write” put options for clients that wish to mitigate their exposure to changes in interest rates and commodity prices. At December 31, 2018, our written put options had an average life of 3 years. These instruments are considered to be guarantees, as we are required to make payments to the counterparty (the client) based on changes in an underlying variable that is related to an asset, a liability, or an equity security that the client holds. We are obligated to pay the client if the applicable benchmark interest rate or commodity price is above or below a specified level (known as the “strike rate”). These written put options are accounted for as derivatives at fair value, as further discussed in Note 8 (“Derivatives and Hedging Activities”). We mitigate our potential future payment obligations by entering into offsetting positions with third parties.
Written put options where the counterparty is a broker-dealer or bank are accounted for as derivatives at fair value but are not considered guarantees since these counterparties typically do not hold the underlying instruments. In addition, we are a purchaser and seller of credit derivatives, which are further discussed in Note 8.

Default guarantees. Some lines of business participate in guarantees that obligate us to perform if the debtor (typically a client) fails to satisfy all of its payment obligations to third parties. We generally undertake these guarantees for one of two possible reasons: (i) either the risk profile of the debtor should provide an investment return, or (ii) we are supporting our underlying investment in the debtor. We do not hold collateral for the default guarantees. If we were required to make a payment under a guarantee, we would receive a pro rata share should the third party collect some or all of the amounts due from the debtor. At December 31, 2018, we had less than $1 million default guarantees.
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

22. Accumulated Other Comprehensive Income

Our changes in AOCI for the years ended December 31, 2018, and December 31, 2017, are as follows:

in millions	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative financial instruments	Foreign currency translation adjustment	Net pension and postretirement benefit costs	Total
Balance at December 31, 2016	$(185)	$(14)	$(3)	$(339)	$(541)
Other comprehensive income before reclassification, net of income taxes	(69)	(48)	12	9	(96)
Amounts reclassified from accumulated other comprehensive income, net of income taxes (a)	(1)	(10)	1	9	(1)
Amounts reclassified from accumulated other comprehensive income resulting from new federal corporate income tax rate (b)	(56)	(14)	(1)	(70)	(141)
Net current-period other comprehensive income, net of income taxes	(126)	(72)	12	(52)	(238)
Balance at December 31, 2017	$(311)	$(86)	$9	$(391)	$(779)
Other comprehensive income before reclassification, net of income taxes	(62)	7	(10)	(15)	(80)
Amounts reclassified from accumulated other comprehensive income, net of income taxes (a)	—	29	—	25	54
Other amounts reclassified from AOCI, net of income taxes	—	—	(13)	—	(13)
Net current-period other comprehensive income, net of income taxes	(62)	36	(23)	10	(39)
Balance at December 31, 2018	$(373)	$(50)	$(14)	$(381)	$(818)

(a)	See table below for details about these reclassifications.

(b)	See Note 13, Income Taxes, for details about the accounting impacts resulting from the TCJ Act.

Our reclassifications out of AOCI for the years ended December 31, 2018, and December 31, 2017, are as follows:

	Twelve months ended December 31,		Affected Line Item in the Statement Where Net Income is Presented
in millions	2018	2017
Unrealized gains (losses) on available for sale securities
Realized gains	—	$1	Other income
Realized losses	—	—	Other income
	—	1	Income (loss) from continuing operations before income taxes
	—	—	Income taxes
	—	$1	Income (loss) from continuing operations
Unrealized gains (losses) on derivative financial instruments
Interest rate	$(68)	$19	Interest income — Loans
Interest rate	(2)	(4)	Interest expense — Long-term debt
Interest rate	2	—	Investment banking and debt placement fees
Foreign exchange contracts	31	—	Other income
	(37)	15	Income (loss) from continuing operations before income taxes
	(8)	5	Income taxes
	$(29)	$10	Income (loss) from continuing operations
Foreign currency translation adjustment
	—	$(1)	Corporate services income
	—	(1)	Income (loss) from continuing operations before income taxes
	—	—	Income taxes
	—	$(1)	Income (loss) from continuing operations
Net pension and postretirement benefit costs
Amortization of losses	$(17)	$(15)	Personnel expense
Settlement loss	(17)	—	Personnel expense
Amortization of prior service credit	1	1	Personnel expense
	(33)	(14)	Income (loss) from continuing operations before income taxes
	(8)	(5)	Income taxes
	$(25)	$(9)	Income (loss) from continuing operations

23. Shareholders' Equity
Comprehensive Capital Plan

As previously reported and as authorized by the Board and pursuant to our 2018 capital plan (which is effective through the second quarter of 2019) submitted to and not objected to by the Federal Reserve, we have authority to repurchase up to $1.225 billion of our Common Shares. During 2018, we repurchased $325 million of Common Shares under our 2017 capital plan authorization and $820 million under our 2018 capital plan authorization.
Consistent with our 2017 capital plan, the Board declared a quarterly dividend of $.105 per Common Share for the first quarter of 2018, and $.12 per Common Share for the second quarter of 2018. The Board declared a quarterly dividend of $.17 per Common Share for the third and fourth quarters of 2018, consistent with our 2018 capital plan. These quarterly dividend payments brought our annual dividend to $.565 per Common Share for 2018.
Preferred Stock

The following table summarizes our preferred stock at December 31, 2018:

Preferred stock series	Amount outstanding (in millions)	Shares authorized and outstanding	Par value	Liquidation preference	Ownership interest per depositary share	Liquidation preference per depositary share	2018 dividends paid per depositary share
Fixed-to-Floating Rate Perpetual Noncumulative Series D	$525	21,000	$1	$25,000	1/25th	$1,000	$50.00
Fixed-to-Floating Rate Perpetual Noncumulative Series E	500	500,000	1	1,000	1/40th	25	1.531252
Fixed Rate Perpetual Noncumulative Series F	425	425,000	1	1,000	1/40th	25	.529688

Capital Adequacy
KeyCorp and KeyBank (consolidated) must meet specific capital requirements imposed by federal banking regulators. Sanctions for failure to meet applicable capital requirements may include regulatory enforcement actions that restrict dividend payments, require the adoption of remedial measures to increase capital, terminate FDIC deposit insurance, and mandate the appointment of a conservator or receiver in severe cases. In addition, failure to maintain a “well capitalized” status affects how regulators evaluate applications for certain endeavors, including acquisitions, continuation and expansion of existing activities, and commencement of new activities, and could make clients and potential investors less confident. As of December 31, 2018, KeyCorp and KeyBank (consolidated) met all regulatory capital requirements.
KeyBank (consolidated) qualified for the “well capitalized” prompt corrective action capital category at December 31, 2018, because its capital and leverage ratios exceeded the prescribed threshold ratios for that capital category and it was not subject to any written agreement, order, or directive to meet and maintain a specific capital level for any capital measure. Since that date, we believe there has been no change in condition or event that has occurred that would cause the capital category for KeyBank (consolidated) to change.
BHCs are not assigned to any of the five prompt corrective action capital categories applicable to insured depository institutions. If, however, those categories applied to BHCs, we believe that KeyCorp would satisfy the criteria for a “well capitalized” institution at December 31, 2018, and since that date, we believe there has been no change in condition or event that has occurred that would cause such capital category to change.
Because the regulatory capital categories under the prompt corrective action regulations serve a limited supervisory function, investors should not use them as a representation of the overall financial condition or prospects of KeyBank or KeyCorp.
At December 31, 2018, Key and KeyBank (consolidated) had regulatory capital in excess of all current minimum risk-based capital (including all adjustments for market risk) and leverage ratio requirements as shown in the following table.

	Actual		To Meet Minimum Capital Adequacy Requirements		To Qualify as Well Capitalized Under Federal Deposit Insurance Act
dollars in millions	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018
TOTAL CAPITAL TO NET RISK-WEIGHTED ASSETS
Key	$15,953	12.89%	$9,903	8.00%	N/A	N/A
KeyBank (consolidated)	15,432	12.68	9,733	8.00	$12,166	10.00%
TIER 1 CAPITAL TO NET RISK-WEIGHTED ASSETS
Key	$13,712	11.08%	$7,427	6.00%	N/A	N/A
KeyBank (consolidated)	13,575	11.16	7,300	6.00	$7,300	6.00%
TIER 1 CAPITAL TO AVERAGE QUARTERLY TANGIBLE ASSETS
Key	$13,712	9.89%	$5,548	4.00%	N/A	N/A
KeyBank (consolidated)	13,575	9.93	5,470	4.00	$6,838	5.00%
December 31, 2017
TOTAL CAPITAL TO NET RISK-WEIGHTED ASSETS
Key	$15,345	12.92%	$9,505	8.00%	N/A	N/A
KeyBank (consolidated)	14,957	12.86	9,306	8.00	$11,633	10.00%
TIER 1 CAPITAL TO NET RISK-WEIGHTED ASSETS
Key	$13,083	11.01%	$7,129	6.00%	N/A	N/A
KeyBank (consolidated)	13,110	11.27	6,980	6.00	$6,980	6.00%
TIER 1 CAPITAL TO AVERAGE QUARTERLY TANGIBLE ASSETS
Key	$13,083	9.73%	$5,379	4.00%	N/A	N/A
KeyBank (consolidated)	13,110	9.91	5,293	4.00	$6,617	5.00%

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

Small businesses are provided deposit, investment and credit products, and business advisory services. Mid-sized businesses are provided products and services, some of which are delivered by Key Corporate Bank, that include commercial lending, cash management, equipment leasing, investment, and employee benefit programs, succession planning, access to capital markets, derivatives, and foreign exchange.

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

Reconciling Items

Total assets included under “Reconciling Items” primarily represent the unallocated portion of nonearning assets of corporate support functions. Reconciling Items also includes intercompany eliminations and certain items that are not allocated to the business segments because they do not reflect their normal operations, including merger-related charges and certain impacts of tax reform.

The table on the following pages shows selected financial data for our major business segments for the years ended December 31, 2018, 2017, and 2016.

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

•
Income taxes are allocated based on the 2018 statutory federal income tax rate of 21% and a blended state income tax rate (net of the federal income tax benefit) of 2.7%. Prior to 2018, income taxes were allocated based on the previous statutory federal income tax rate of 35% and a blended state income tax rate (net of the federal income tax benefit) of 2.2%.

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

Year ended December 31,	Key Community Bank			Key Corporate Bank
dollars in millions	2018	2017	2016	2018	2017	2016
SUMMARY OF OPERATIONS
Net interest income (TE)	$2,873	$2,652	$1,953	$1,094	$1,193	$1,049
Noninterest income	1,098	1,143	906	1,161	1,148	1,013
Total revenue (TE) (a)	3,971	3,795	2,859	2,255	2,341	2,062
Provision for credit losses	177	209	143	74	20	127
Depreciation and amortization expense	110	116	76	135	96	60
Other noninterest expense	2,451	2,424	2,048	1,147	1,158	1,073
Income (loss) from continuing operations before income taxes (TE)	1,233	1,046	592	899	1,067	802
Allocated income taxes (benefit) and TE adjustments	291	388	220	110	249	178
Income (loss) from continuing operations	942	658	372	789	818	624
Income (loss) from discontinued operations, net of taxes	—	—	—	—	—	—
Net income (loss)	942	658	372	789	818	624
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	(2)
Net income (loss) attributable to Key	$942	$658	$372	$789	$818	$626
AVERAGE BALANCES (b)
Loans and leases	$47,877	$47,399	$37,624	$39,536	$37,716	$31,925
Total assets (a)	51,774	51,370	40,300	47,126	44,505	37,797
Deposits	81,868	79,669	63,875	21,183	21,318	20,780
OTHER FINANCIAL DATA
Expenditures for additions to long-lived assets (a), (b)	$2,352	$2,438	$1,478	$538	$559	$340
Net loan charge-offs (b)	161	166	114	73	40	83
Return on average allocated equity (b)	19.50%	13.71%	10.96%	27.01%	28.82%	26.89%
Return on average allocated equity	19.50	13.71	10.96	27.01	28.82	26.89
Average full-time equivalent employees (c)	10,501	10,587	8,794	2,528	2,407	2,244

(a)
Substantially all revenue generated by our major business segments is derived from clients that reside in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software, and goodwill held by our major business segments, are located in the United States.

(b)	From continuing operations.

(c)	The number of average full-time equivalent employees was not adjusted for discontinued operations.

Other Segments			Total Segments			Reconciling Items			Key
2018	2017	2016	2018	2017	2016	2018	2017	2016	2018	2017	2016

$(55)	$(35)	$(45)	$3,912	$3,810	$2,957	$28	$20	$(4)	$3,940	$3,830	$2,953
206	208	170	2,465	2,499	2,089	50	(21)	(18)	2,515	2,478	2,071
151	173	125	6,377	6,309	5,046	78	(1)	(22)	6,455	6,308	5,024
(5)	—	(4)	246	229	266	—	—	—	246	229	266
1	3	4	246	215	140	154	169	163	400	384	303
53	101	61	3,651	3,683	3,182	(76)	31	271	3,575	3,714	3,453
102	69	64	2,234	2,182	1,458	—	(201)	(456)	2,234	1,981	1,002
(8)	(48)	(22)	393	589	376	(18)	101	(163)	375	690	213
110	117	86	1,841	1,593	1,082	18	(302)	(293)	1,859	1,291	789
—	—	—	—	—	—	7	7	1	7	7	1
110	117	86	1,841	1,593	1,082	25	(295)	(292)	1,866	1,298	790
—	3	2	—	3	—	—	(1)	(1)	—	2	(1)
$110	$114	$84	$1,841	$1,590	$1,082	$25	$(294)	$(291)	$1,866	$1,296	$791

$916	$1,225	$1,486	$88,329	$86,340	$71,035	$9	$25	$113	$88,338	$86,365	$71,148
37,551	37,158	31,938	136,451	133,033	110,035	361	686	2,502	136,812	133,719	112,537
1,956	1,988	1,213	105,007	102,975	85,868	44	(29)	484	105,051	102,946	86,352

$10	19	—	$2,900	$3,016	$1,818	$101	$81	$116	$3,001	$3,097	$1,934
(1)	$1	$7	233	207	204	1	1	1	234	208	205
88.00%	73.55%	48.84%	23.37%	20.41%	18.36%	.25%	(4.05)%	(4.32)%	12.29%	8.47%	6.25%
88.00	73.55	48.84	23.37	20.41	18.36	.34	(3.96)	(4.31)	12.33	8.51	6.25
130	338	147	13,159	13,332	11,185	5,021	5,083	4,515	18,180	18,415	15,700

25. Condensed Financial Information of the Parent Company
CONDENSED BALANCE SHEETS

December 31, in millions	2018	2017
ASSETS
Cash and due from banks	$3,241	$2,257
Short-term investments	19	22
Securities available for sale	10	10
Other investments	31	29
Loans to:
Banks	50	250
Nonbank subsidiaries	31	31
Total loans	81	281
Investment in subsidiaries:
Banks	15,554	15,169
Nonbank subsidiaries	833	885
Total investment in subsidiaries	16,387	16,054
Goodwill	167	167
Corporate-owned life insurance	199	208
Derivative assets	61	29
Accrued income and other assets	279	353
Total assets	$20,475	$19,410
LIABILITIES
Accrued expense and other liabilities	$480	$466
Long-term debt due to:
Subsidiaries	471	480
Unaffiliated companies	3,929	3,441
Total long-term debt	4,400	3,921
Total liabilities	4,880	4,387
SHAREHOLDERS’ EQUITY (a)	15,595	15,023
Total liabilities and shareholders’ equity	$20,475	$19,410

(a)	See Key’s Consolidated Statements of Changes in Equity.

CONDENSED STATEMENTS OF INCOME

Year ended December 31,
in millions	2018	2017	2016
INCOME
Dividends from subsidiaries:
Bank subsidiaries	$1,675	$750	$625
Nonbank subsidiaries	—	—	50
Interest income from subsidiaries	11	10	10
Other income	11	9	11
Total income	1,697	769	696
EXPENSE
Interest on long-term debt with subsidiary trusts	20	17	14
Interest on other borrowed funds	137	95	69
Personnel and other expense	69	46	101
Total expense	226	158	184
Income (loss) before income taxes and equity in net income (loss) less dividends from subsidiaries	1,471	611	512
Income tax (expense) benefit	55	29	54
Income (loss) before equity in net income (loss) less dividends from subsidiaries	1,526	640	566
Equity in net income (loss) less dividends from subsidiaries	340	658	224
NET INCOME (LOSS)	1,866	1,298	790
Less: Net income attributable to noncontrolling interests	—	2	(1)
NET INCOME (LOSS) ATTRIBUTABLE TO KEY	$1,866	$1,296	$791

.

CONDENSED STATEMENTS OF CASH FLOWS

Year ended December 31,
in millions	2018	2017	2016
OPERATING ACTIVITIES
Net income (loss) attributable to Key	$1,866	$1,296	$791
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes (benefit)	109	38	(24)
Stock-based compensation expense	8	11	12
Equity in net (income) loss less dividends from subsidiaries	(340)	(658)	(224)
Other intangible asset amortization	—	—	—
Net (increase) decrease in goodwill and other intangibles	—	—	—
Net (increase) decrease in other assets	(58)	82	(93)
Net increase (decrease) in other liabilities	8	(82)	9
Other operating activities, net	79	(114)	—
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,672	573	471
INVESTING ACTIVITIES
Net (increase) decrease in securities available for sale and in short-term and other investments	1	47	(17)
Cash infusion from purchase of Cain Brothers	—	(90)	—
Cash used in acquisitions	—	—	(481)
Proceeds from sales, prepayments and maturities of securities available for sale	—	1	—
Net (increase) decrease in loans to subsidiaries	200	—	160
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	201	(42)	(338)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	1,250	—	—
Payments on long-term debt	(750)	—	(21)
Repurchase of Treasury Shares	(1,145)	(730)	(140)
Net cash from the issuance (redemption) of Common Shares and preferred stock	412	(350)	1,041
Cash dividends paid	(656)	(480)	(335)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(889)	(1,560)	545
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	984	(1,029)	678
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	2,257	3,286	2,608
CASH AND DUE FROM BANKS AT END OF YEAR	$3,241	$2,257	$3,286

KeyCorp paid interest on borrowed funds totaling $131 million in 2018, $120 million in 2017, and $114 million in 2016.
26. Revenue from Contracts with Customers

The following table represents a disaggregation of revenue from contracts with customers, by line of business, for the twelve months ended December 31, 2018:

Twelve months ended December 31, 2018
dollars in millions	Key Community Bank	Key Corporate Bank	Total Contract Revenue
NONINTEREST INCOME
Trust and investment services income	$358	$69	$427
Investment banking and debt placement fees	5	255	260
Services charges on deposit accounts	310	52	362
Cards and payments income	155	108	263
Other noninterest income	18	—	18
Total revenue from contracts with customers	$846	$484	$1,330

Other noninterest income (a)			$929
Noninterest income from other segments (b)			206
Reconciling items (c)			50
Total noninterest income			$2,515

(a)	Noninterest income considered earned outside the scope of contracts with customers.

(b)	Other Segments consist of corporate treasury, our principal investing unit, and various exit portfolios.

(c)
Reconciling items consist primarily of the gain on the sale of, and contract revenue recognized prior to the sale of, KIBS for the second quarter of 2018, intercompany eliminations, and items not allocated to the business segments because they do not reflect their normal operations. Refer to Note 24 (“Line of Business Results”) for more information.

We have no material contract assets or contract liabilities for the twelve months ended December 31, 2018.

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
Changes in Internal Control over Financial Reporting

There were no changes in KeyCorp's internal control over financial reporting during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, KeyCorp's internal control over financial reporting.
Reports Regarding Internal Controls
Management’s Annual Report on Internal Control over Financial Reporting, the Report of Ernst & Young LLP, Independent Registered Public Accounting Firm on Internal Control over Financial Reporting, and the Report of Ernst & Young LLP, Independent Registered Public Accounting Firm are included in Item 8 on pages 91, 92, and 93, respectively.
ITEM 9B. OTHER INFORMATION
Not applicable.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of our executive officers, and biographical information for each, is set forth in Item 1. Business of this report.

The other information required by this item will be set forth in the following sections of KeyCorp’s Definitive Proxy Statement for the 2019 Annual Meeting of Shareholders to be held May 23, 2019 (the “2019 Proxy Statement”), and these sections are incorporated herein by reference:

•	“Proposal One: Election of Directors”

•	“Ownership of KeyCorp Equity Securities — Section 16(a) Beneficial Ownership Reporting Compliance”

•	“Corporate Governance Documents — Code of Ethics”

•	“The Board of Directors and Its Committees — Board and Committee Responsibilities — Audit Committee”

KeyCorp expects to file the 2019 Proxy Statement with the SEC on or about April 5, 2019.

Any amendment to, or waiver from a provision of, the Code of Ethics that applies to KeyCorp’s Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, or any other executive officer or director, will be promptly disclosed on its website (www.key.com/ir) as required by laws, rules and regulations of the SEC.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be set forth in the following sections of the 2019 Proxy Statement and these sections are incorporated herein by reference:

•	“Compensation Discussion and Analysis”

•	“Compensation of Executive Officers and Directors”

•	“Compensation and Organization Committee Report”

•	“The Board of Directors and Its Committees — Oversight of Compensation Related Risks”
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be set forth in the section captioned “Ownership of KeyCorp Equity Securities” contained in the 2019 Proxy Statement, and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be set forth in the following sections of the 2019 Proxy Statement and these sections are incorporated herein by reference:

•	“The Board of Directors and Its Committees — Director Independence”

•	“The Board of Directors and Its Committees — Related Party Transactions”
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be set forth in the section captioned “Audit Matters — Ernst & Young’s Fees” contained in the 2019 Proxy Statement, and is incorporated herein by reference.

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
(a) (3) Exhibits*

2.1	Agreement and Plan of Merger between KeyCorp and First Niagara Financial Group, Inc., dated as of October 30, 2015, filed as Exhibit 2.1 to Form 8-K filed on November 2, 2015.*†
3.1	Second Amended and Restated Articles of Incorporation of KeyCorp, effective August 1, 2016, filed as Exhibit 3.1 to Form 8-K on August 1, 2016.*
3.2	Amendment to Second Amended and Restated Articles of Incorporation of KeyCorp, effective September 7, 2016, filed as Exhibit 4.1 to Form 8-K on September 9, 2016.*
3.3	Amendment to Second Amended and Restated Articles of Incorporation of KeyCorp, effective December 8, 2016, filed as Exhibit 4.1 to Form 8-K on December 12, 2016.*
3.4	Amendment to Second Amended and Restated Articles of Incorporation of KeyCorp, effective July 26, 2018, filed as Exhibit 4.1 to Form 8-K on July 30, 2018.*
3.5	Second Amended and Restated Regulations of KeyCorp, effective March 23, 2016, filed as Exhibit 3 to Form 10-Q for the quarter ended March 31, 2016.*
4.1	Form of Certificate representing Fixed-to-Floating Rate Perpetual Non-Cumulative Preferred Stock, Series D, filed as Exhibit 4.2 to Form 8-K on September 9, 2016.*
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

4.6	Form of Depositary Receipt related to Series E Preferred Stock (included as part of Exhibit 4.5), filed as Exhibit 4.4 to Form 8-K on December 12, 2016.*

4.7	Form of Certificate representing Fixed Rate Perpetual Non-Cumulative Preferred Stock, Series F, filed as Exhibit 4.2 to Form 8-K on July 30, 2018.*
4.8
Deposit Agreement, dated as of July 30, 2018, among KeyCorp, Computershare Inc. and Computershare Trust Company, N.A., jointly as depositary, and the holders from time to time of the depositary receipts described therein, filed as Exhibit 4.3 to Form 8-K on July 30, 2018.*

4.9	Form of Depositary Receipt related to Series F Preferred Stock (included as part of Exhibit 4.8), filed as Exhibit 4.4 to Form 8-K on July 30, 2018.*
10.1	Form of Award of Non-Qualified Stock Options (effective June 12, 2009), filed as Exhibit 10.1 to Form 10-K for the year ended December 31, 2014.*
10.2	Form of Performance Shares Award Agreement (2016-2018), filed as Exhibit 10.5 to Form 10-K for the year ended December 31, 2015.*
10.3	Form of Performance Shares Award Agreement (2017-2019), filed as Exhibit 10.5 to Form 10-K for the year ended December 31, 2016.*
10.4	Form of Performance Shares Award Agreement (2018-2020), filed as Exhibit 10.5 to Form 10-K for the year ended December 31, 2017.*
10.5	Form of Performance Shares Award Agreement (2018-2020), effective September 2018, filed as Exhibit 10.1 to Form 10-Q for the quarterly period ended September 30, 2018.*
10.6	Form of Performance Shares Award Agreement (2019-2021).
10.7	Form of Stock Option Award Agreement under KeyCorp 2013 Equity Compensation Plan, filed as Exhibit 10.7 to Form 10-K for the year ended December 31, 2016.*
10.8	Form of Stock Option Award Agreement under KeyCorp 2013 Equity Compensation Plan, effective 2019.
10.9	Form of Restricted Stock Unit Award Agreement under KeyCorp 2013 Equity Compensation Plan, filed as Exhibit 10.8 to Form 10-K for the year ended December 31, 2016.*
10.10	Form of Restricted Stock Unit Award Agreement under KeyCorp 2013 Equity Compensation Plan, effective 2019.
10.11
Form of Change of Control Agreement (Tier I) between KeyCorp and Certain Executive Officers of KeyCorp, dated as of March 8, 2012, filed as Exhibit 10.8 to Form 10-K for the year ended December 31, 2017.*

10.12
Form of Change of Control Agreement (Tier II Executives) between KeyCorp and Certain Executive Officers of KeyCorp, dated as of April 15, 2012, filed as Exhibit 10.9 to Form 10-K for the year ended December 31, 2017.*

10.13	KeyCorp 2016 Annual Performance Plan, filed as Appendix A to Schedule 14A filed on April 6, 2016.*
10.14	KeyCorp Long-Term Incentive Deferral Plan.
10.15	KeyCorp 2004 Equity Compensation Plan (effective March 18, 2004), filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 2014.*
10.16	KeyCorp 2010 Equity Compensation Plan (effective March 11, 2010), filed as Exhibit 10.16 to Form 10-K for the year ended December 31, 2015.*
10.17	KeyCorp 2013 Equity Compensation Plan (effective March 14, 2013).
10.18	Director Deferred Compensation Plan (May 18, 2000 Amendment and Restatement).
10.19	Amendment to the Director Deferred Compensation Plan (effective December 31, 2004), filed as Exhibit 10.20 to Form 10-K for the year ended December 31, 2014.*
10.20	KeyCorp Amended and Restated Second Director Deferred Compensation Plan (effective September 18, 2013).
10.21	KeyCorp Directors’ Deferred Share Sub-Plan (effective September 18, 2013).
10.22	KeyCorp Excess Cash Balance Pension Plan (effective January 1, 1998).
10.23	First Amendment to the KeyCorp Excess Cash Balance Pension Plan (effective July 1, 1999).
10.24	Second Amendment to the KeyCorp Excess Cash Balance Pension Plan (effective January 1, 2003).
10.25	Restated Amendment to KeyCorp Excess Cash Balance Pension Plan (effective December 31, 2004), filed as Exhibit 10.26 to Form 10-K for the year ended December 31, 2014.*
10.26	Disability Amendment to KeyCorp Excess Cash Balance Pension Plan (effective December 31, 2007), filed as Exhibit 10.21 to Form 10-K for the year ended December 31, 2017.*

10.27	KeyCorp Second Excess Cash Balance Pension Plan (effective February 8, 2010), filed as Exhibit 10.28 to Form 10-K for the year ended December 31, 2014.*
10.28	Trust Agreement for certain amounts that may become payable to certain executives and directors of KeyCorp, dated April 1, 1997, and amended as of August 25, 2003.
10.29	KeyCorp Deferred Savings Plan (effective January 1, 2015), filed as Exhibit 10.31 to Form 10-K for the year ended December 31, 2014.*
10.30	KeyCorp Second Deferred Savings Plan (effective January 1, 2019).
10.31	Form of Merger Integration Performance Shares Award Agreement, filed as Exhibit 10.32 to Form 10-K for the year ended December 31, 2015.*
10.32	Amended and Restated First Niagara Bank and First Niagara Financial Group, Inc. Directors Deferred Fees Plan.
10.33	First Niagara Financial Group, Inc. Amended and Restated 2002 Long-Term Incentive Stock Benefit Plan, filed as Exhibit 10.31 to Form 10-K for the year ended December 31, 2016.*
10.34
Form of Executive Performance Based Restricted Stock Unit Agreement under First Niagara Financial Group, Inc. 2012 Equity Incentive Plan for CEO, filed as Exhibit 10.1 to First Niagara Financial Group, Inc.’s Form 10-Q for the quarter ended March 31, 2015.*

10.35
Form of Executive Time-vested Restricted Stock Unit Agreement under First Niagara Financial Group, Inc. 2012 Equity Incentive Plan for CEO, filed as Exhibit 10.2 to First Niagara Financial Group, Inc.’s Form 10-Q for the quarter ended March 31, 2015.*

10.36	Form of Stock Option Agreement under First Niagara Financial Group, Inc. 2012 Equity Incentive Plan.
10.37	First Niagara Financial Group, Inc. 2012 Equity Incentive Plan, filed as Exhibit 10.33 to Form 10-K for the year ended December 31, 2017.*
10.38	First Niagara Financial Group, Inc. 2012 Equity Incentive Plan, Amendment Number One, filed as Appendix B to First Niagara Financial Group, Inc.’s Schedule 14A filed on March 21, 2014.*
10.39	First Niagara Financial Group, Inc. 2012 Equity Incentive Plan, Amendment Number Two, filed as Appendix C to First Niagara Financial Group, Inc.’s Schedule 14A filed on March 21, 2014.*
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from KeyCorp’s Form 10-K Report for the year ended December 31, 2018, formatted in inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income; (iii) the Consolidated Statements of Changes in Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

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
KeyCorp hereby agrees to furnish the SEC upon request, copies of instruments, including indentures, which define the rights of long-term debt security holders. All documents listed as Exhibits 10.1 through 10.39 constitute management contracts or compensatory plans or arrangements.
ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

KEYCORP

/s/ Donald R. Kimble
Donald R. Kimble
Chief Financial Officer (Principal Financial Officer)
February 25, 2019

/s/ Douglas M. Schosser
Douglas M. Schosser
Chief Accounting Officer (Principal Accounting Officer)
February 25, 2019
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
February 25, 2019