Form 10-Q
period 2019-03-31
KEYCORP /NEW/
filed 2019-05-03
CIK 91576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, $1 par value	KEY	New York Stock Exchange
Depositary Shares (each representing a 1/40th interest in a share of Fixed-to-Floating Rate Perpetual Non-Cumulative Preferred Stock, Series E)	KEY PrI	New York Stock Exchange
Depositary Shares (each representing a 1/40th interest in a share of Fixed Rate Perpetual Non-Cumulative Preferred Stock, Series F)	KEY PrJ	New York Stock Exchange
Depositary Shares (each representing a 1/40th interest in a share of Fixed Rate Perpetual Non-Cumulative Preferred Stock, Series G)	KEY PrK	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares with a par value of $1 each	1,008,288,522 shares
Title of class	Outstanding at May 1, 2019

KEYCORP

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion & Analysis of Financial Condition & Results of Operations

Introduction

This section reviews the financial condition and results of operations of KeyCorp and its subsidiaries for the quarterly periods ended March 31, 2019, and March 31, 2018. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. When you read this discussion, you should also refer to the consolidated financial statements and related notes in this report. The page locations of specific sections and notes that we refer to are presented in the Table of Contents.

References to our “2018 Form 10-K” refer to our Form 10-K for the year ended December 31, 2018, which has been filed with the SEC and is available on its website (www.sec.gov) and on our website (www.key.com/ir).

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

•
We use the phrase continuing operations in this document to mean all of our businesses other than our government-guaranteed and private education lending businesses and Austin. The education lending business and Austin have been accounted for as discontinued operations since 2009.

•
We engage in capital markets activities primarily through business conducted by our Commercial Bank segment. These activities encompass a variety of products and services. Among other things, we trade securities as a dealer, enter into derivative contracts (both to accommodate clients’ financing needs and to mitigate certain risks), and conduct transactions in foreign currencies (both to accommodate clients’ needs and to benefit from fluctuations in exchange rates).

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

Any forward-looking statements made by us or on our behalf speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement to reflect the impact of subsequent events or circumstances. Before making an investment decision, you should carefully consider all risks and uncertainties disclosed in our 2018 Form 10-K and any subsequent reports filed with the SEC by Key as well as our registration statements under the Securities Act of 1933, as amended, all of which are or will upon filing be accessible on the SEC’s website at www.sec.gov and on our website at www.key.com/ir.

Long-term financial targets

(a)
See the section entitled “GAAP to Non-GAAP Reconciliations,” which presents the computations of certain financial measures related to “cash efficiency.” The section includes tables that reconcile the GAAP performance measures to the corresponding non-GAAP measures, which provides a basis for period-to-period comparisons.

(a)
See the section entitled “GAAP to Non-GAAP Reconciliations,” which presents the computations of certain financial measures related to “tangible common equity.” The section includes tables that reconcile the GAAP performance measures to the corresponding non-GAAP measures, which provides a basis for period-to-period comparisons.

Positive Operating Leverage

Generate positive operating leverage and a cash efficiency ratio in the range of 54.0% to 56.0%.

During the first quarter of 2019, total revenue was down 2.1% while noninterest expense continued to be a positive story as it was down 4.3% from the year-ago quarter. Overall, our cash efficiency ratio was down 100 basis points from the year-ago quarter.  We expect to reach our targeted cash efficiency ratio range of 54.0% to 56.0% in the second half of 2019.

Moderate Risk Profile

Maintain a moderate risk profile by targeting a net loan charge-offs to average loans ratio in the range of .40% to .60% through a credit cycle.

During the first quarter of 2019, our net loan charge-offs to average loans ratio remained below our targeted range. We continue to remain consistent and disciplined in our credit underwriting and portfolio management and are committed to maintaining our moderate risk profile in 2019.

Financial Return

A return on average tangible common equity in the range of 16.00% to 19.00%.

During the first quarter of 2019, we repurchased $199 million of Common Shares. On April 18, 2019, we announced our 2019 capital plan which included $1.0 billion of Common Share repurchases beginning in the third quarter of 2019. We remain committed to consistently delivering on our stated priorities of supporting organic growth, increasing dividends, and prudently repurchasing Common Shares.

Selected financial data

Our financial performance for each of the last five quarters is summarized in Figure 1.

Figure 1. Selected Financial Data

	2019	2018
dollars in millions, except per share amounts	First	Fourth	Third	Second	First
FOR THE PERIOD
Interest income	$1,304	$1,297	$1,239	$1,205	$1,137
Interest expense	327	297	253	226	193
Net interest income	977	1,000	986	979	944
Provision for credit losses	62	59	62	64	61
Noninterest income	536	645	609	660	601
Noninterest expense	963	1,012	964	993	1,006
Income (loss) from continuing operations before income taxes	488	574	569	582	478
Income (loss) from continuing operations attributable to Key	406	482	482	479	416
Income (loss) from discontinued operations, net of taxes	1	2	—	3	2
Net income (loss) attributable to Key	407	484	482	482	418
Income (loss) from continuing operations attributable to Key common shareholders	386	459	468	464	402
Income (loss) from discontinued operations, net of taxes	1	2	—	3	2
Net income (loss) attributable to Key common shareholders	387	461	468	467	404
PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.38	$.45	$.45	$.44	$.38
Income (loss) from discontinued operations, net of taxes	—	—	—	—	—
Net income (loss) attributable to Key common shareholders (a)	.38	.45	.45	.44	.38
Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	.38	.45	.45	.44	.38
Income (loss) from discontinued operations, net of taxes — assuming dilution	—	—	—	—	—
Net income (loss) attributable to Key common shareholders — assuming dilution (a)	.38	.45	.45	.44	.38
Cash dividends paid	.17	.17	.17	.12	.105
Book value at period end	14.31	13.90	13.33	13.29	13.07
Tangible book value at period end	11.55	11.14	10.59	10.59	10.35
Weighted-average common shares outstanding (000)	1,006,717	1,018,614	1,036,479	1,052,652	1,056,037
Weighted-average common shares and potential common shares outstanding (000) (b)	1,016,504	1,030,417	1,049,976	1,065,793	1,071,786
AT PERIOD END
Loans	$90,178	$89,552	$89,268	$88,222	$88,089
Earning assets	127,296	125,803	125,007	123,472	122,961
Total assets	141,515	139,613	138,805	137,792	137,049
Deposits	108,175	107,309	105,780	104,548	104,751
Long-term debt	14,168	13,732	13,849	13,853	13,749
Key common shareholders’ equity	14,474	14,145	13,758	14,075	13,919
Key shareholders’ equity	15,924	15,595	15,208	15,100	14,944
PERFORMANCE RATIOS — FROM CONTINUING OPERATIONS
Return on average total assets	1.18%	1.37%	1.40%	1.41%	1.25%
Return on average common equity	10.98	13.07	13.36	13.29	11.76
Return on average tangible common equity (c)	13.69	16.40	16.81	16.73	14.89
Net interest margin (TE)	3.13	3.16	3.18	3.19	3.15
Cash efficiency ratio (c)	61.9	59.9	58.7	58.8	62.9
PERFORMANCE RATIOS — FROM CONSOLIDATED OPERATIONS
Return on average total assets	1.17%	1.37%	1.39%	1.40%	1.24%
Return on average common equity	11.01	13.13	13.36	13.37	11.82
Return on average tangible common equity (c)	13.72	16.47	16.81	16.84	14.97
Net interest margin (TE)	3.12	3.14	3.16	3.17	3.13
Loan-to-deposit (d)	85.1	85.6	87.0	86.9	86.9
CAPITAL RATIOS AT PERIOD END
Key shareholders’ equity to assets	11.25%	11.17%	10.96%	10.96%	10.90%
Key common shareholders’ equity to assets	10.25	10.15	9.93	10.21	10.16
Tangible common equity to tangible assets (c)	8.43	8.30	8.05	8.32	8.22
Common Equity Tier 1	9.81	9.93	9.95	10.13	9.99
Tier 1 risk-based capital	10.94	11.08	11.11	10.95	10.82
Total risk-based capital	12.98	12.89	12.99	12.83	12.73
Leverage	9.89	9.89	10.03	9.87	9.76
TRUST ASSETS
Assets under management	$38,742	$36,775	$40,575	$39,663	$39,003
OTHER DATA
Average full-time-equivalent employees	17,554	17,664	18,150	18,376	18,540
Branches	1,158	1,159	1,166	1,177	1,192

(a)	EPS may not foot due to rounding.

(b)	Assumes conversion of Common Share options and other stock awards and/or convertible preferred stock, as applicable.

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

Strategic developments

Our actions and results during the first quarter of 2019 supported our corporate strategy described in the “Introduction” section under the “Corporate strategy” heading on page 39 of our 2018 Form 10-K.

•
We continued to grow profitably during the first quarter of 2019. Excluding our efficiency initiative expenses, net income from continuing operations attributable to Key common shareholders increased from the first quarter of 2018. Our cash efficiency ratio improved to 61.9%, a decrease of over 100 basis points when compared to the year-ago quarter. Compared to the year-ago period, noninterest expense declined $43 million. Our lower expense level reflects Key's efficiency initiative efforts across the franchise, both in personnel and nonpersonnel, reflecting lower average full-time equivalent employees and significant progress on our $200 million cost savings target. TE net interest income increased $33 million compared to the year-ago quarter, driven by earning asset growth and the benefit from higher interest rates.

•
On April 3, 2019, we closed our acquisition of Laurel Road Bank’s digital lending business as we acquire and expand targeted client relationships. The acquisition of Laurel Road allows us to expand national, digital-only lending capabilities, boost our client experience through compelling digital tools, and deliver a holistic banking experience to a targeted segment of consumers.

•
During the first quarter of 2019, we effectively managed risk and rewards as net loan charge-offs were .29% of average loans, below our targeted range. Net loan charge-offs for the three months ended March 31, 2019, increased from the same period one year ago, this was primarily due to an increase in gross loans charged off in our commercial lease financing portfolio.

•
Maintaining financial strength while driving long-term shareholder value was again a focus during the first quarter of 2019. At March 31, 2019, our Common Equity Tier 1 and Tier 1 risk-based capital ratios stood at 9.81% and 10.94%, respectively. Consistent with our 2018 capital plan, we completed $199 million of Common Share repurchases and the Board declared a common share dividend of $.17 per Common Share. On April 18, 2019, we announced our 2019 capital plan. Share repurchases of up to $1.0 billion were included in the 2019 capital plan which is effective from the third quarter of 2019 through the second quarter of 2020. A potential dividend increase was also included in our 2019 capital plan. In the third quarter of 2019, the Board plans to consider a potential increase in our quarterly Common Share dividend, up to $.185 per Common Share.

•
During the first quarter, we were recognized for our efforts to engage a high-performing, talented, and diverse workforce. The Association of ERGs and Councils announced Key made their annual list of Top 25 US Employee Resource Groups, Business Resource Groups, and Diversity Councils. Also, during the first quarter, the Human Rights Campaign named us one of the Best Places to Work for LGBT Equality. These awards reflect the environment we have created where employees are treated with respect and are empowered to bring their authentic selves to work.

Demographics

In the first quarter of 2019, Key revised its management structure and changed its basis of presentation into two business segments, Consumer Bank and Commercial Bank. Note 19 (“Business Segment Reporting”) describes the products and services offered by each of these business segments and provides more detailed financial information pertaining to the segments, including changes in basis of presentation.

Consumer Bank serves individuals and small businesses throughout our 15-state branch footprint by offering a variety of deposit and investment products, personal finance and financial wellness services, lending, mortgage and home equity, credit card, treasury services, and business advisory services. The Consumer Bank also purchases retail auto sales contracts via a network of auto dealerships. The auto dealerships finance the sale of automobiles as the initial lender and then assign the contracts to us pursuant to dealer agreements. In addition, wealth management and investment services are offered to assist non-profit and high-net-worth clients with their banking, trust, portfolio management, life insurance, charitable giving, and related needs.

Commercial Bank delivers a broad suite of banking and capital markets products to its clients, including syndicated finance, debt and equity capital markets, commercial payments, equipment finance, commercial mortgage banking, derivatives, foreign exchange, financial advisory, and public finance. Commercial Bank is also a significant servicer of commercial mortgage loans and a significant special servicer of CMBS.

Supervision and regulation

The following discussion provides a summary of recent regulatory developments and should be read in conjunction with the disclosure included in our 2018 Form 10-K under the heading “Supervision and Regulation” in Item 1. Business and under the heading “II. Compliance Risk” in Item 1A. Risk Factors.

Regulatory capital requirements

The final rule to implement the Basel III international capital framework (“Basel III”) was effective January 1, 2015, with a multi-year transition period ending on December 31, 2018 (“Regulatory Capital Rules”). The Basel III capital framework and the U.S. implementation of the Basel III capital framework are discussed in more detail in Item 1. Business of our 2018 Form 10-K under the heading “Supervision and Regulation — Regulatory capital requirements.”

Under the Regulatory Capital Rules, standardized approach banking organizations, such as KeyCorp and KeyBank, are required to meet the minimum capital and leverage ratios set forth in Figure 2 below. At March 31, 2019, Key had an estimated Common Equity Tier 1 Capital Ratio of 9.74% under the fully phased-in Regulatory Capital Rules. Also, at March 31, 2019, based on the fully phased-in Regulatory Capital Rules, Key estimates that its capital and leverage ratios, after adjustment for market risk, would be as set forth in Figure 2.

Figure 2. Pro Forma Ratios vs. Minimum Capital Ratios Calculated Under the Fully Phased-In Regulatory Capital Rules

Ratios (including capital conservation buffer)	Key March 31, 2019 Pro forma	Minimum January 1, 2019
Common Equity Tier 1 (a)	9.74%	4.5%
Capital conservation buffer (b)		2.5
Common Equity Tier 1 + Capital conservation buffer		7.0
Tier 1 Capital	10.86%	6.0
Tier 1 Capital + Capital conservation buffer		8.5
Total Capital	12.87%	8.0
Total Capital + Capital conservation buffer		10.5
Leverage (c)	9.89%	4.0

(a)	See section entitled “GAAP to Non-GAAP Reconciliations,” which presents the computation of Common Equity Tier 1 capital under the fully phased-in regulatory capital rules.

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

Revised prompt corrective action framework

The federal prompt corrective action (“PCA”) framework under the FDIA groups FDIC-insured depository institutions into one of five prompt corrective action capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” In addition to implementing the Basel III capital framework in the United States, the Regulatory Capital Rules also revised the PCA capital category threshold ratios applicable to FDIC-insured depository institutions such as KeyBank, with an effective date of January 1, 2015. The revised PCA framework table in Figure 3 identifies the capital category thresholds for a “well capitalized” and an “adequately capitalized” institution under the PCA Framework.

Figure 3. "Well Capitalized" and "Adequately Capitalized" Capital Category Ratios under Revised PCA Framework

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

We believe that, as of March 31, 2019, KeyBank (consolidated) satisfied the risk-based and leverage capital requirements necessary to be considered “well capitalized” for purposes of the PCA framework. However, investors should not regard this determination as a representation of the overall financial condition or prospects of KeyBank because the PCA framework is intended to serve a limited supervisory function. Moreover, it is important to note that the PCA framework does not apply to BHCs, like KeyCorp.

Recent regulatory capital-related developments

See Item 1. Business of our 2018 Form 10-K under the heading “Supervision and Regulation — Regulatory capital requirements — Recent regulatory capital-related developments” for a discussion of recent regulatory capital-related developments.

Capital planning and stress testing

See Item 1. Business of our 2018 Form 10-K under the heading “Supervision and Regulation — Regulatory capital requirements — Capital planning and stress testing” and “Supervision and Regulation — Regulatory capital requirements — Recent developments in capital planning and stress testing” for an overview of capital planning and stress testing requirements as well as recent developments in those areas.

Additional recent developments regarding capital planning and stress testing are discussed in Item 1. Business of our 2018 Form 10-K under the heading “Supervision and Regulation — Other Regulatory Developments — Economic Growth, Regulatory Relief, and Consumer Protection Act.”

Liquidity requirements

See Item. 1 Business of our 2018 Form 10-K under the heading “Supervision and Regulation — Regulatory capital requirements — Liquidity requirements” for a discussion of liquidity requirements, including the Liquidity Coverage Rules.

Recent developments regarding liquidity requirements are discussed in Item 1. Business of our 2018 Form 10-K under the heading “Supervision and Regulation — Other Regulatory Developments — Economic Growth, Regulatory Relief, and Consumer Protection Act.”

Resolution planning

BHCs with at least $50 billion in total consolidated assets, like KeyCorp, are required to periodically submit to the Federal Reserve and FDIC a plan discussing how the company could be rapidly and efficiently resolved if the company failed or experienced material financial distress. Insured depository institutions with at least $50 billion in total consolidated assets, like KeyBank, are also required to submit a resolution plan to the FDIC. These plans are due annually unless the requirement to submit the plans is deferred by the regulators. On December 1, 2017, KeyCorp submitted its resolution plan to the Federal Reserve and the FDIC. KeyBank submitted its resolution plan to the FDIC on June 20, 2018. KeyCorp was not required to submit a resolution plan to the Federal Reserve and FDIC for 2018 because the FDIC and Federal Reserve deferred such requirement (for 14 firms, including KeyCorp) until December 2019. KeyBank will not be required to submit a resolution plan to the FDIC in 2019 because the FDIC extended the next filing due date for all depository institution resolution plan submissions until no sooner than July 1, 2020. The Federal Reserve and FDIC make available on their websites the public sections of resolution plans for the companies, including KeyCorp and KeyBank, that submitted plans. The public sections of the resolution plans of KeyCorp and KeyBank are available at http://www.federalreserve.gov/supervisionreg/resolution-plans.htm and https://www.fdic.gov/regulations/reform/resplans/.

In April 2019, the Federal Reserve and FDIC released a proposal to modify the resolution planning requirements applicable to large BHCs. Under this proposal, BHCs with less than $250 billion in total consolidated assets would no longer be required to submit a resolution plan unless they have $75 billion or more in certain risk-based indicators. If this proposal is adopted, KeyCorp will no longer be subject to resolution planning requirements. Comments on this proposal are due by June 21, 2019. On April 16, 2019, the FDIC issued an advance notice of proposed rulemaking (“ANPR”) requesting public comment on potential changes to its rule imposing resolution planning requirements on large insured depository institutions, including potential modifications to the rule in the following areas: (i) creation of tiered resolution planning requirements based on institution size, complexity, and other factors; (ii) revisions to the frequency and required content of plan submissions, including elimination of plan submissions for a category of smaller and less complex institutions; (iii) improvements to the process for periodic engagements between the FDIC and institutions on resolution-related matters; and (iv) revision of the $50 billion asset threshold in the current rule. The FDIC indicated that it is considering two alternate approaches with respect to the tiering of resolution plan requirements. Under each of these approaches, institutions would be placed into three groups with the first two groups required to submit resolution plans with streamlined content requirements and the third group not required to submit a resolution plan. The FDIC would engage with institutions in all three groups on a periodic basis on a limited number of items related to resolution planning and would conduct periodic testing of the resolution planning capabilities of these institutions. Comments on this ANPR are due by June 21, 2019. Any changes to this rule will impact KeyBank. The FDIC extended the due date for the next resolution plan submission for all institutions until after the rulemaking is completed.

Economic Growth, Regulatory Relief, and Consumer Protection Act

See Item 1. Business of our 2018 Form 10-K under the heading “Supervision and Regulation — Other Regulatory Developments — Economic Growth, Regulatory Relief, and Consumer Protection Act” (“EGRRCPA”) for a discussion of the EGRRCPA and NPRs related to its implementation.

Volcker Rule

The Volcker Rule is discussed in detail in Item 1. Business of our 2018 Form 10-K under the heading “Supervision and Regulation — Other Regulatory Developments — Volcker Rule.”

Deposit insurance

In December 2016, the FDIC issued a final rule that imposes recordkeeping requirements on insured depository institutions with two million or more deposit accounts (including KeyBank) in order to facilitate rapid payment of insured deposits to customers if the institutions were to fail. The rule requires those insured depository institutions to: (i) maintain complete and accurate data on each depositor’s ownership interest by right and capacity for all of the institution’s deposit accounts; and (ii) develop the capability to calculate the insured and uninsured amounts for each deposit owner within 24 hours of failure. The FDIC will conduct periodic testing of compliance with these requirements, and institutions subject to the rule must submit to the FDIC a certification of compliance, signed by the bank’s chief executive officer, and a deposit insurance coverage summary report on or before the mandatory compliance date and annually thereafter. The final rule became effective on April 1, 2017, with a mandatory compliance date of April 1, 2020. On March 29, 2019, the FDIC issued a proposal to amend certain aspects of this rule. Among other things, the proposal would (i) provide covered institutions with the option to extend the compliance date to no later than April 1, 2021, upon notification to the FDIC; (ii) clarify the certification requirement; (iii) revise the actions that must be taken for deposit accounts insured on a pass-through basis (where the bank’s account holder is holding funds on behalf of the beneficial owners of the funds); and (iv) streamline the process for submitting exception requests to the FDIC. Comments on this proposal are due by May 13, 2019.

Community Reinvestment Act

See Item 1. Business of our 2018 Form 10-K under the heading “Supervision and Regulation — Other Regulatory Developments — Community Reinvestment Act” for an overview of the Community Reinvestment Act and recent developments related to it.

Results of Operations

Earnings overview

The following chart provides a reconciliation of net income from continuing operations attributable to Key common shareholders for the three months ended March 31, 2018, to the three months ended March 31, 2019 (dollars in millions):
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

Figure 4 shows the various components of our balance sheet that affect interest income and expense and their respective yields or rates over the past five quarters. This figure also presents a reconciliation of TE net interest income to net interest income reported in accordance with GAAP for each of those quarters. The net interest margin, which is an indicator of the profitability of the earning assets portfolio less cost of funding, is calculated by dividing annualized TE net interest income by average earning assets.

TE net interest income was $985 million for the first quarter of 2019, compared to TE net interest income of $952 million for the first quarter of 2018. The increase in net interest income reflects the benefit from higher interest rates and higher earning asset balances, partially offset by a decline in purchase accounting accretion and lower loan fees. First quarter 2019 net interest income included $22 million of purchase accounting accretion, a decline of $11 million from the first quarter of 2018. In 2019, we expect TE net interest income to be in the range of $4.0 billion to $4.1 billion, with our outlook assuming no additional interest rate increases in 2019.

Average loans were $89.6 billion for the first quarter of 2019, an increase of $2.7 billion compared to the first quarter of 2018, reflecting broad-based growth in commercial and industrial loans and growth in indirect auto lending, partially offset by continued paydowns in home equity lines of credit. For 2019, we anticipate average loans to be in the range of $90 billion to $91 billion.

Average deposits totaled $107.6 billion for the first quarter of 2019, an increase of $5.0 billion compared to the year-ago quarter, reflecting growth in higher-yielding deposit products, as well as strength in our retail banking franchise and growth from commercial relationships. For 2019, we anticipate average deposits to be in the range of $108 billion to $109 billion.

Figure 4. Consolidated Average Balance Sheets, Net Interest Income, and Yields/Rates and Components of Net Interest Income Changes from Continuing Operations

	Three months ended March 31, 2019			Three months ended March 31, 2018			Change in Net interest income due to
dollars in millions	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)	Volume	Yield/Rate	Total
ASSETS
Loans (b), (c)
Commercial and industrial (d)	$45,998	$532	4.68%	$42,733	$434	4.11%	$35	$63	$98
Real estate — commercial mortgage	14,325	179	5.07	14,085	165	4.76	3	11	14
Real estate — construction	1,561	21	5.48	1,957	22	4.64	(5)	4	(1)
Commercial lease financing	4,497	41	3.66	4,663	41	3.53	(1)	1	—
Total commercial loans	66,381	773	4.71	63,438	662	4.23	32	79	111
Real estate — residential mortgage	5,543	56	4.02	5,479	54	3.95	1	1	2
Home equity loans	10,995	137	5.07	11,877	134	4.56	(10)	13	3
Consumer direct loans	1,862	37	8.06	1,766	33	7.53	2	2	4
Credit cards	1,105	32	11.80	1,080	30	11.32	1	1	2
Consumer indirect loans	3,763	39	4.13	3,287	35	4.29	5	(1)	4
Total consumer loans	23,268	301	5.23	23,489	286	4.91	(1)	16	15
Total loans	89,649	1,074	4.85	86,927	948	4.41	31	95	126
Loans held for sale	1,121	13	4.74	1,187	12	4.10	(1)	2	1
Securities available for sale (b), (e)	20,206	129	2.51	17,889	95	2.06	13	21	34
Held-to-maturity securities (b)	11,369	68	2.41	12,041	69	2.30	(4)	3	(1)
Trading account assets	957	8	3.36	907	7	2.99	—	1	1
Short-term investments	2,728	16	2.28	2,048	8	1.51	3	5	8
Other investments (e)	654	4	2.69	723	6	2.96	(1)	(1)	(2)
Total earning assets	126,684	1,312	4.17	121,722	1,145	3.78	41	126	167
Allowance for loan and lease losses	(878)			(875)
Accrued income and other assets	14,314			14,068
Discontinued assets	1,066			1,304
Total assets	$141,186			$136,219

LIABILITIES
NOW and money market deposit accounts	$60,773	130.87		$53,503	46.34		7	77	84
Savings deposits	4,811	1.08		6,232	5.29		(1)	(3)	(4)
Certificates of deposit ($100,000 or more)	8,376	47	2.25	6,972	27	1.58	6	14	20
Other time deposits	5,501	24	1.79	4,865	13	1.12	2	9	11
Total interest-bearing deposits	79,461	202	1.03	71,572	91.51		14	97	111
Federal funds purchased and securities sold under repurchase agreements	409	1.89		1,421	4	1.11	(3)	—	(3)
Bank notes and other short-term borrowings	649	4	2.75	1,342	6	1.87	(4)	2	(2)
Long-term debt (f), (g)	13,160	120	3.67	12,465	92	2.95	5	23	28
Total interest-bearing liabilities	93,679	327	1.42	86,800	193.90		13	121	134
Noninterest-bearing deposits	28,115			30,984
Accrued expense and other liabilities	2,622			2,241
Discontinued liabilities (g)	1,066			1,304
Total liabilities	125,482			121,329
EQUITY
Key shareholders’ equity	15,702			14,889
Noncontrolling interests	2			1
Total equity	15,704			14,890
Total liabilities and equity	$141,186			$136,219

Interest rate spread (TE)			2.75%			2.88%
Net interest income (TE) and net interest margin (TE)		985	3.13%		952	3.15%	$28	$5	33
TE adjustment (b)		8			8
Net interest income, GAAP basis		$977			$944

(a)	Results are from continuing operations. Interest excludes the interest associated with the liabilities referred to in (g), calculated using a matched funds transfer pricing methodology.

(b)
Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 21% for the three months ended March 31, 2019, and March 31, 2018.

(c)	For purposes of these computations, nonaccrual loans are included in average loan balances.

(d)	Commercial and industrial average balances include $133 million and $120 million of assets from commercial credit cards for the three months ended March 31, 2019, and March 31, 2018, respectively.

(e)	Yield is calculated on the basis of amortized cost.

(f)	Rate calculation excludes basis adjustments related to fair value hedges.

(g)	A portion of long-term debt and the related interest expense is allocated to discontinued liabilities as a result of applying our matched funds transfer pricing methodology to discontinued operations.

Provision for credit losses
Our provision for credit losses was $62 million for the three months ended March 31, 2019, compared to $61 million for the three months ended March 31, 2018. The increase of $1 million in our provision for credit losses was related to an increase in net loan-charge offs during the first quarter of 2019 compared to one year ago. In 2019, we expect the provision to slightly exceed net loan charge-offs to provide for loan growth.

Noninterest income

As shown in Figure 5, noninterest income was $536 million for the first quarter of 2019, compared to $601 million for the year-ago quarter. Noninterest income represented 35% of total revenue for the three months ended March 31, 2019, compared to 39% for the three months ended March 31, 2018. In 2019, we expect noninterest income to be in the range of $2.5 billion to $2.6 billion.

The following discussion explains the composition of certain elements of our noninterest income and the factors that caused those elements to change.

Figure 5. Noninterest Income

(a)
Other noninterest income includes operating lease income and other leasing gains, corporate services income, corporate-owned life insurance income, consumer mortgage income, mortgage servicing fees, and other income. See the "Consolidated Statements of Income" in Item 1. Financial Statements of this report.

Trust and investment services income

Trust and investment services income consists of brokerage commissions, trust and asset management fees, and insurance income. The assets under management that primarily generate these revenues are shown in Figure 6. For the three months ended March 31, 2019, trust and investment services income decreased $18 million, or 13.5%, compared to the same period one year ago. This decrease was primarily related to the sale of KIBS in May of 2018, which contributed $15 million of income in the first quarter of 2018.

A significant portion of our trust and investment services income depends on the value and mix of assets under management. At March 31, 2019, our bank, trust, and registered investment advisory subsidiaries had assets under management of $38.7 billion, compared to $39.0 billion at March 31, 2018. Assets under management were down, as shown in Figure 6, as the market continued to recover from the market decline that occurred during the second half of 2018.

Figure 6. Assets Under Management

in millions	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Assets under management by investment type:
Equity	$23,299	$21,325	$24,958	$24,125	$23,629
Securities lending	761	774	1,049	977	837
Fixed income	10,817	10,696	10,946	11,276	11,098
Money market	3,865	3,980	3,622	3,285	3,439
Total assets under management	$38,742	$36,775	$40,575	$39,663	$39,003

Investment banking and debt placement fees

Investment banking and debt placement fees consists of syndication fees, debt and equity financing fees, financial adviser fees, gains on sales of commercial mortgages, and agency origination fees. Investment banking and debt placement fees decreased $33 million, or 23.1%, from the year-ago quarter. The decline reflected market disruption from the government shutdown early in the first quarter of 2019, as well as the timing of closing certain transactions.

Cards and payments income

Cards and payments income, which consists of debit card, consumer and commercial credit card, and merchant services income, increased $4 million, or 6.5%, from the year-ago quarter. The increase was primarily due to higher debit card, credit card, and merchant fees.

Service charges on deposit accounts

Service charges on deposit accounts decreased $7 million, or 7.9%, for the three months ended March 31, 2019, compared to the same period one year ago.

Other noninterest income

Other noninterest income includes operating lease income and other leasing gains, corporate services income, corporate-owned life insurance income, consumer mortgage income, mortgage servicing fees, and other income. Other noninterest income decreased $11 million, or 6.3%, from the year-ago quarter. This decrease was primarily attributable to a decrease in other income due to higher losses on principal investments and lower recoveries in excess of charge-offs. Corporate services income was also lower as a result of a decrease in derivative trading income. Partially offsetting these decreases was an increase in operating lease income and other leasing gains due to higher rental income earned on operating leases.

Noninterest expense

As shown in Figure 7, noninterest expense was $963 million for the first quarter of 2019, compared to $1 billion for the first quarter of 2018. Figure 7 gives a breakdown of our major categories of noninterest expense as a percentage of total noninterest expense for the first quarter of 2019. In 2019, we expect noninterest expense to be in the range of $3.85 billion to $3.95 billion.

Figure 7. Noninterest Expense

(a)
Other noninterest expense includes equipment, operating lease expense, marketing, FDIC assessment, intangible asset amortization, OREO expense, net, and other expense. See the "Consolidated Statements of Income" in Item 1. Financial Statements of this report.

Personnel

Personnel expense, the largest category of our noninterest expense, decreased by $31 million, or 5.2%, for the three months ended March 31, 2019, compared to the same period one year ago. This decrease was driven by lower salaries expense, incentive compensation, and employee benefits costs, and was partially offset by higher severance expense related to efficiency initiative actions taken during the quarter.

Net occupancy

Net occupancy expense decreased $6 million, or 7.7%, for the first quarter of 2019, compared to the same period one year ago. The decrease during the first quarter of 2019 was primarily due to lower rental expenses and real estate taxes. These decreases were partially offset by an increase in lease termination fees.

Other noninterest expense

Other noninterest expense includes equipment, operating lease expense, marketing, FDIC assessment, intangible asset amortization, OREO expense, and other miscellaneous expense categories. Other noninterest expense decreased $11 million, or 4.6%, from the year-ago quarter. The decline in other expense was primarily driven by lower FDIC assessment expense, which reflected the elimination of the FDIC quarterly surcharge, a decrease in marketing expenses, and a decrease in intangible asset amortization. These declines were partially offset by an increase in other miscellaneous expenses partially as a result of the announced closure of branches.

Income taxes

We recorded tax expense of $82 million for the first quarter of 2019 and $62 million for the first quarter of 2018.

Our federal tax expense differs from the amount that would be calculated using the federal statutory tax rate, primarily because we generate income from investments in tax-advantaged assets, such as corporate-owned life insurance and credits associated with renewable energy and low-income housing investments, and make periodic adjustments to our tax reserves. Tax expense for the three months ended March 31, 2019, and March 31, 2018, was affected by net discrete income tax benefits of $5 million and $26 million, respectively. Excluding the discrete income tax expense, the tax expense for the first quarter of 2019 was $87 million.

Additional information pertaining to how our tax expense (benefit) and the resulting effective tax rates were derived is included in Note 13 (“Income Taxes”) beginning on page 144 of our 2018 Form 10-K.

Business Segment Results

Key previously reported its results of operations through two business segments, Key Community Bank and Key Corporate Bank, with the remaining operations recorded in Other. In the first quarter of 2019, Key underwent a company-wide organizational change, resulting in the realignment of its businesses into two reportable business segments, Consumer Bank and Commercial Bank, with the remaining operations that do not meet the criteria for disclosure as a separate reportable business recorded in Other. The new business segment structure aligns with how management reviews performance and makes decisions by client, segment and business unit. Prior period information was restated to conform to the new business segment structure.

This section summarizes the highlights and segment imperatives, market and business overview, and financial performance of our two major business segments (operating segments): Consumer Bank and Commercial Bank. Note 19 (“Business Segment Reporting”) describes the products and services offered by each of these business segments and provides more detailed financial information pertaining to the segments. Dollars in the charts are presented in millions.

Consumer Bank

Highlights and segment imperatives

•	Simplification and digitalization to drive growth and operating leverage

•	Relationship-based strategy with a focus on financial wellness as a differentiator

•	Deliver ease, value, and expertise to help guide our clients to the right approach to meet their goals

Market and business overview

As the banking industry moves forward, so do our clients. Anticipating our client's needs not only today, but for tomorrow and into the future, has become one of the biggest challenges for the banking industry. We view these challenges as an opportunity to help our current client base meet their own goals, as well as attract new and diverse clients. In an increasingly digital world focused on specialized convenience, we have made meaningful steps to meet those demands through new digital portals and the acquisitions of HelloWallet in 2017 and Laurel Road in 2019. These platforms place us in a unique position to develop long lasting and meaningful relationships with our current and prospective clients. Financial wellness is a core tenet of our customer relationships and we see it in three different ways: diagnose, enhance, and sustain. Our goal is to get our clients to a place where they can comfortably sustain their current financial position so we can be there for them when they are ready to grow. Clients no longer go to a branch to conduct transactions only, they go to seek advice and gain new perspectives on issues they may be facing. Overall, we have a passion to help our clients through:

•	Ease - enabling simple and clear banking with no surprises

•	Value - knowing our clients and valuing each relationship

•	Expertise - provide our clients with industry-leading expertise and personalized service

Summary of operations

•	Net income of $164 million for the first quarter of 2019 is an increase of $33 million, or 25.2%, from the year-ago quarter.

•	Taxable-equivalent net interest income increased by $41 million, or 7.4%, from the first quarter of 2018. The increase in net interest income was primarily driven by strong growth in deposits.

•
Average loans and leases decreased $244 million, or .8%. This is largely driven by a $854 million, or 7.3%, decline in home equity balances which is in line with industry trends. This decline in home equity balances was partially offset by growth in indirect auto loans.

•	Average deposits increased $3.9 billion, or 5.7%, driven by growth in money market and certificates of deposit, reflecting strength in Key’s relationship strategy.

•	Provision for credit losses increased $11 million as compared to the first quarter of 2018 to reflect modest shifts in asset quality.

•	Noninterest income decreased $15 million, or 6.6%, from the year-ago quarter driven by lower service charges on deposit accounts.

•	Noninterest expense decreased $29 million, or 5.0%, from the year-ago quarter demonstrating strong expense management and the elimination of the FDIC quarterly surcharge.
Commercial Bank

Highlights and segment imperatives

•	Solve complex client needs through a differentiated product set of banking and capital markets capabilities

•	Drive targeted scale through distinct product capabilities delivered to a broad set of clients

•	Utilize industry expertise and broad capabilities to build relationships with narrowly targeted client sets

Market and business overview

Building relationships and delivering complex solutions for middle market clients requires a distinct operating model that understands their business and can provide a broad set of product capabilities. As competition for these clients intensifies, we have positioned the business to maintain and grow our competitive advantage by building targeted scale in businesses and client segments. Strong market share in businesses such as real estate loan servicing and equipment finance highlight our ability to successfully meet customer needs through targeted scale in distinct product capabilities. Clients expect us to understand every aspect of their business. Our seven industry verticals are aligned to drive targeted scale in segments where we have a deep breadth of industry expertise. Healthcare is the largest sector of the economy and one of our targeted verticals. Our acquisition of Cain Brothers in 2017 is one example of how we have expanded our business capabilities to further enhance our reputation as a trusted advisor to current and prospective clients. Our business model is positioned to meet our client needs because our focus is not on being a universal bank, but rather being the right bank for our clients.

Summary of operations

•	Recorded net income attributable to Key of $253 million for the first quarter of 2019, compared to $276 million for the year-ago quarter.

•	Taxable-equivalent net interest income decreased by $6 million, or 1.5%, compared to the first quarter of 2018, driven by lower purchase accounting accretion and loan spread compression.

•	Average loan and lease balances increased $3.1 billion, or 5.7%, compared to the first quarter of 2018 driven by broad-based growth in commercial and industrial loans.

•	Average deposit balances increased $1.6 billion, or 5.0%, compared to the first quarter of 2018, driven by growth in core deposits.

•	Provision for credit losses decreased $13 million compared to the first quarter of 2018, as credit quality remained stable.

•
Noninterest income decreased $25 million, or 7.7%, from the prior year. The decline was largely due to lower investment banking and debt placement fees and corporate services income, which reflected less favorable market conditions. This decrease was partially offset by higher core business growth.

•
Noninterest expense decreased by $14 million, or 3.7%, from the first quarter of 2019. The decline reflects the benefit of efficiency initiatives, strong expense discipline, and the elimination of the FDIC quarterly surcharge.

Financial Condition

Loans and loans held for sale

Figure 8. Breakdown of Loans at March 31, 2019

(a)	Other consumer loans include Consumer direct loans, Credit cards, and Consumer indirect loans. See Note 3 (“Loan Portfolio”) Item 1. Financial Statements of this report.

At March 31, 2019, total loans outstanding from continuing operations were $90.2 billion, compared to $89.6 billion at December 31, 2018. For more information on balance sheet carrying value, see Note 1 (“Summary of Significant Accounting Policies”) under the headings “Loans” and “Loans Held for Sale” on page 99 of our 2018 Form 10-K.

Commercial loan portfolio

Commercial loans outstanding were $66.7 billion at March 31, 2019, an increase of $435 million, or .7%, compared to December 31, 2018, primarily driven by an increase in commercial and industrial loans. Figure 9 provides our commercial loan portfolios by industry classification at March 31, 2019, and December 31, 2018.

Figure 9. Commercial Loans by Industry

March 31, 2019	Commercial and industrial	Commercial real estate	Commercial lease financing	Total commercial loans	Percent of total
dollars in millions
Industry classification:
Agriculture	$989	$179	$116	$1,284	1.9%
Automotive	2,072	445	35	2,552	3.8
Business products	1,654	120	57	1,831	2.7
Business services	2,814	135	229	3,178	4.8
Chemicals	918	43	56	1,017	1.5
Commercial real estate	5,744	11,046	28	16,818	25.2
Construction materials and contractors	1,871	212	222	2,305	3.5
Consumer discretionary	3,562	496	466	4,524	6.8
Consumer services	3,470	734	194	4,398	6.6
Equipment	1,613	92	74	1,779	2.7
Finance	5,431	55	360	5,846	8.8
Healthcare	3,191	1,760	357	5,308	7.9
Materials manufacturing and mining	1,112	53	41	1,206	1.8
Oil and gas	1,832	57	54	1,943	2.9
Public exposure	2,737	86	1,019	3,842	5.8
Technology	922	29	65	1,016	1.5
Transportation	1,382	219	828	2,429	3.6
Utilities	4,549	3	300	4,852	7.3
Other	611	—	6	617.9
Total	$46,474	$15,764	$4,507	$66,745	100.0%

December 31, 2018	Commercial and industrial	Commercial real estate	Commercial lease financing	Total commercial loans	Percent of total
dollars in millions
Industry classification:
Agriculture	$1,045	$176	$120	$1,341	2.0%
Automotive	2,140	448	46	2,634	4.0
Business products	1,596	127	50	1,773	2.7
Business services	2,779	136	228	3,143	4.7
Chemicals	933	43	56	1,032	1.6
Commercial real estate	5,808	10,830	28	16,666	25.1
Construction materials and contractors	1,756	207	221	2,184	3.3
Consumer discretionary	3,675	516	489	4,680	7.1
Consumer services	3,354	746	195	4,295	6.5
Equipment	1,586	89	81	1,756	2.6
Finance	5,178	459	357	5,994	9.0
Healthcare	2,999	1,743	369	5,111	7.7
Materials manufacturing and mining	1,093	46	41	1,180	1.8
Oil and gas	1,739	51	57	1,847	2.8
Public exposure	2,656	73	1,054	3,783	5.7
Technology	996	28	64	1,088	1.6
Transportation	1,377	229	829	2,435	3.7
Utilities	4,357	4	321	4,682	7.1
Other	686	—	—	686	1.0
Total	$45,753	$15,951	$4,606	$66,310	100.0%

Commercial and industrial. Commercial and industrial loans are the largest component of our loan portfolio, representing 52% of our total loan portfolio at March 31, 2019, and 51% at December 31, 2018. This portfolio is approximately 84% variable rate and consists of loans originated primarily to large corporate, middle market, and small business clients.

Commercial and industrial loans totaled $46.5 billion at March 31, 2019, an increase of $721 million, or 1.6%, compared to December 31, 2018. The growth was broad-based and spread across most industry categories, including increased lending in the finance, healthcare, utilities, and construction materials and contractors.

Commercial real estate loans. Our commercial real estate portfolio includes both mortgage and construction loans, and is originated through two primary sources: our 15-state banking franchise, and KeyBank
Real Estate Capital, a national line of business within the Commercial Bank that cultivates relationships with owners of commercial real estate located both within and beyond the branch system. Nonowner-occupied properties, generally properties for which at least 50% of the debt service is provided by rental income from nonaffiliated third parties, represented 80% of total commercial real estate loans outstanding at March 31, 2019. Construction loans, which provide a stream of funding for properties not fully leased at origination to support debt service payments over the term of the contract or project, represented 9% of commercial real estate loans at period end.

At March 31, 2019, commercial real estate loans totaled $15.8 billion, which includes $1.4 billion of construction loans. Compared to December 31, 2018, this portfolio decreased $187 million, or 1.2%. We continue to focus primarily on owners of completed and stabilized commercial real estate in accordance with our relationship strategy.

As shown in Figure 10, our commercial real estate loan portfolio includes various property types and geographic locations of the underlying collateral. These loans include commercial mortgage and construction loans in both
Consumer Bank and Commercial Bank.

Figure 10. Commercial Real Estate Loans

	Geographic Region							Total	Percent of Total	Construction	Commercial Mortgage
dollars in millions	West	Southwest	Central	Midwest	Southeast	Northeast	National
March 31, 2019
Nonowner-occupied:
Retail properties	$111	$45	$116	$189	$211	$627	$323	$1,622	10.3%	$87	$1,535
Multifamily properties	455	227	1,003	672	1,109	1,617	636	5,719	36.3	1,067	4,652
Health facilities	70	39	93	42	146	658	380	1,428	9.1	21	1,407
Office buildings	257	7	223	113	166	791	109	1,666	10.6	71	1,595
Warehouses	64	36	25	31	78	249	200	683	4.3	4	679
Manufacturing facilities	26	—	37	3	26	54	99	245	1.5	16	229
Hotels/Motels	95	—	7	—	6	202	67	377	2.4	—	377
Residential properties	—	—	9	3	22	86	—	120.8		6	114
Land and development	17	5	5	2	—	42	—	71.4		48	23
Other	37	9	34	59	4	344	219	706	4.5	11	695
Total nonowner-occupied	1,132	368	1,552	1,114	1,768	4,670	2,033	12,637	80.2	1,331	11,306
Owner-occupied	834	13	291	504	97	1,388	—	3,127	19.8	89	3,038
Total	$1,966	$381	$1,843	$1,618	$1,865	$6,058	$2,033	15,764	100.0%	$1,420	$14,344

Nonperforming loans	—	—	—	$11	$9	$17	$49	$86	N/M	2	$84
Accruing loans past due 90 days or more	—	—	—	3	4	18	—	25	N/M	$7	18
Accruing loans past due 30 through 89 days	$2	—	$1	4	—	19	—	26	N/M	6	20

December 31, 2018
Nonowner-occupied:
Retail properties	$126	$45	$142	$174	$184	$674	$302	$1,647	10.3%	$82	$1,565
Multifamily properties	452	210	914	608	1,153	1,708	693	5,738	36.0	1,163	4,575
Health facilities	98	—	49	59	153	724	385	1,468	9.2	20	1,449
Office buildings	270	7	224	90	165	851	119	1,726	10.8	120	1,605
Warehouses	66	34	20	47	71	290	203	731	4.6	48	684
Manufacturing facilities	42	—	36	3	25	38	91	235	1.5	20	215
Hotels/Motels	95	—	19	—	6	204	62	386	2.4	—	386
Residential properties	3	—	—	3	21	135	—	162	1.0	53	109
Land and development	17	4	5	2	—	48	—	76.5		52	23
Other	46	9	61	53	4	323	151	647	4.0	11	636
Total nonowner-occupied	1,215	309	1,470	1,039	1,782	4,995	2,006	12,816	80.3	1,569	11,247
Owner-occupied	837	25	283	493	58	1,439	—	3,135	19.7	97	3,038
Total	$2,052	$334	$1,753	$1,532	$1,840	$6,434	$2,006	$15,951	100.0%	$1,666	$14,285

Nonperforming loans	$—	—	—	$—	—	$—	$—	$—	N/M	—	$—
Accruing loans past due 90 days or more	—	—	—	—	$—	—	—	—	N/M	$—	—
Accruing loans past due 30 through 89 days	—	—	$—	—	—	—	—	—	N/M	—	—

West –	Alaska, California, Hawaii, Idaho, Montana, Oregon, Washington, and Wyoming
Southwest –	Arizona, Nevada, and New Mexico
Central –	Arkansas, Colorado, Oklahoma, Texas, and Utah
Midwest –	Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, and Wisconsin
Southeast –	Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, Washington D.C., and West Virginia
Northeast –	Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, and Vermont
National –	Accounts in three or more regions

Consumer loan portfolio

Consumer loans outstanding increased by $191 million, or .8%, from December 31, 2018, driven by approximately $400 million of consumer direct loans purchased from Laurel Road Bank prior to the acquisition of Laurel Road Bank's digital lending business. We also experienced growth in indirect auto lending, partly offset by continued declines in home equity lines of credit.

The home equity portfolio is comprised of loans originated by our Consumer Bank within our 15-state footprint and is the largest segment of our consumer loan portfolio, representing 46% of consumer loans outstanding at March 31, 2019.

We held the first lien position for approximately 60% of the home equity portfolio at both March 31, 2019, and March 31, 2018. For loans with real estate collateral, we track borrower performance monthly. Regardless of the lien position, credit metrics are refreshed quarterly, including recent FICO scores as well as updated loan-to-value ratios. This information is used in establishing the ALLL. Our methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” beginning on page 101 of our 2018 Form 10-K.

Figure 11. Consumer Loans by State

	Real estate — residential mortgage	Home equity loans	Consumer direct loans	Credit cards	Consumer indirect loans	Total
March 31, 2019
New York	$1,124	$2,796	$397	$391	$717	$5,425
Ohio	480	1,493	374	236	551	3,134
Washington	748	1,670	224	99	10	2,751
Pennsylvania	274	706	82	51	292	1,405
California	49	26	12	4	36	127
Colorado	289	495	75	33	2	894
Connecticut	1,074	397	32	24	141	1,668
Texas	1	14	8	3	16	42
Oregon	375	893	76	46	3	1,393
Indiana	98	416	109	45	63	731
Other	1,103	1,940	776	154	1,890	5,863
Total	$5,615	$10,846	$2,165	$1,086	$3,721	$23,433

	Real estate — residential mortgage	Home equity loans	Consumer direct loans	Credit cards	Consumer indirect loans	Total
December 31, 2018
New York	$1,117	$2,881	$402	$415	$730	$5,545
Ohio	479	1,538	383	252	506	3,158
Washington	714	1,714	234	104	11	2,777
Pennsylvania	275	726	83	52	276	1,412
California	49	27	13	4	38	131
Colorado	256	509	76	35	2	878
Connecticut	1,090	413	30	23	143	1,699
Texas	1	15	8	4	18	46
Oregon	366	905	80	47	3	1,401
Massachusetts	255	50	27	5	341	678
Other	911	2,364	473	203	1,566	5,517
Total	$5,513	$11,142	$1,809	$1,144	$3,634	$23,242

Figure 12 summarizes our loan sales for the first three months of 2019 and all of 2018.

Figure 12. Loans Sold (Including Loans Held for Sale)

in millions	Commercial	Commercial Real Estate	Commercial Lease Financing	Residential Real Estate	Total
2019
First quarter	$301	$1,536	34	$225	$2,096
Total	$301	$1,536	34	$225	$2,096
2018
Fourth quarter	$157	$4,918	$104	$331	$5,510
Third quarter	247	2,242	52	302	2,843
Second quarter	253	2,266	144	308	2,971
First quarter	141	2,251	66	284	2,742
Total	$798	$11,677	$366	$1,225	$14,066

Figure 13 shows loans that are either administered or serviced by us, but not recorded on the balance sheet; this includes loans that were sold.

Figure 13. Loans Administered or Serviced

in millions	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Commercial real estate loans	$300,989	$291,158	$270,771	$256,062	$246,089
Residential mortgage	5,304	5,209	5,046	4,893	4,585
Education loans	727	766	804	845	888
Commercial lease financing	924	916	892	915	873
Commercial loans	562	549	534	518	498
Total	$308,506	$298,598	$278,047	$263,233	$252,933

In the event of default by a borrower, we are subject to recourse with respect to approximately $4.2 billion of the $308.5 billion of loans administered or serviced at March 31, 2019. Additional information about this recourse arrangement is included in Note 16 (“Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with FNMA.”

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

Securities

Our securities portfolio totaled $32.1 billion at March 31, 2019, compared to $30.9 billion at December 31, 2018. Available-for-sale securities were $20.9 billion at March 31, 2019, compared to $19.4 billion at December 31, 2018. Held-to-maturity securities were $11.2 billion at March 31, 2019, and $11.5 billion at December 31, 2018.

As shown in Figure 14, all of our mortgage-backed securities, which include both securities available for sale and held-to-maturity securities, are issued by government-sponsored enterprises or GNMA and traded in liquid secondary markets. These securities are recorded on the balance sheet at fair value for the available-for-sale portfolio and at amortized cost for the held-to-maturity portfolio. For more information about these securities, see Note 5 (“Fair Value Measurements”) under the heading “Qualitative Disclosures of Valuation Techniques” and Note 6 (“Securities”).

Figure 14. Mortgage-Backed Securities by Issuer

in millions	March 31, 2019	December 31, 2018
FHLMC	$5,893	$7,048
FNMA	11,771	10,076
GNMA	14,108	13,637
Total (a)	$31,772	$30,761

(a)	Includes securities held in the available-for-sale and held-to-maturity portfolios.

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

Figure 15 shows the composition, yields, and remaining maturities of our securities available for sale. For more information about these securities, including gross unrealized gains and losses by type of security and securities pledged, see Note 6 (“Securities”).

Figure 15. Securities Available for Sale

dollars in millions	U.S. Treasury, Agencies, and Corporations	States and Political Subdivisions	Agency Residential Collateralized Mortgage Obligations (a)	Agency Residential Mortgage-backed Securities (a)	Agency Commercial Mortgage-backed Securities (a)	Other Securities	Total	Weighted-Average Yield (b)
March 31, 2019
Remaining maturity:
One year or less	157	$2	$94	$8	—	15	$276	2.35%
After one through five years	$112	4	11,042	1,167	$3,175	$10	15,510	2.47
After five through ten years	—	—	2,944	958	1,155	—	5,057	2.78
After ten years	1	—	—	10	—	—	11	3.26
Fair value	$270	$6	$14,080	$2,143	$4,330	$25	$20,854	—
Amortized cost	272	6	14,277	2,138	4,392	17	21,102	2.55%
Weighted-average yield (b)	2.07%	5.35%	2.40%	2.71%	2.97%	—	2.55%	—
Weighted-average maturity	2.1 years	1.1 years	4.2 years	4.7 years	4.3 years	1.0 years	4.2 years	—
December 31, 2018
Fair value	$147	$7	$13,962	$2,105	$3,187	$20	$19,428	—
Amortized cost	150	7	14,315	2,128	3,300	17	19,917	2.46%

(a)	Maturity is based upon expected average lives rather than contractual terms.

(b)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a TE basis using the statutory federal income tax rate of 21%.

Held-to-maturity securities

Federal agency CMOs and mortgage-backed securities constitute essentially all of our held-to-maturity securities. The remaining balance is comprised of foreign bonds. Figure 16 shows the composition, yields, and remaining maturities of these securities.

Figure 16. Held-to-Maturity Securities

dollars in millions	Agency Residential Collateralized Mortgage Obligations (a)	Agency Residential Mortgage-backed Securities (a)	Agency Commercial Mortgage-backed Securities (a)	Other Securities	Total	Weighted-Average Yield (b)
March 31, 2019
Remaining maturity:
One year or less	$48	—	—	$4	$52	1.97%
After one through five years	4,725	—	$2,055	11	6,791	2.35
After five through ten years	1,989	$475	1,927	—	4,391	2.51
After ten years	—	—	—	—	—	—
Amortized cost	$6,762	$475	$3,982	$15	$11,234	2.41%
Fair value	6,593	469	3,920	15	10,997	—
Weighted-average yield (b)	2.11%	2.70%	2.89%	3.25%	2.41%	—
Weighted-average maturity	4.5 years	6.7 years	5.9 years	2.7 years	5.1 years	—
December 31, 2018
Amortized cost	$7,021	$490	$3,996	$12	$11,519	2.41%
Fair value	6,769	476	3,865	12	11,122	—

(a)	Maturity is based upon expected average lives rather than contractual terms.

(b)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a TE basis using the statutory federal income tax rate of 21%.

Deposits and other sources of funds

Figure 17. Breakdown of Deposits at March 31, 2019
Deposits are our primary source of funding. At March 31, 2019, our deposits totaled $108.2 billion, an increase of $866 million compared to December 31, 2018. The increase reflects strength in our franchise through the penetration of existing retail and commercial relationships, as well as clients shifting to higher-yielding deposit products.

Wholesale funds, consisting of short-term borrowings and long-term debt, totaled $15.1 billion at March 31, 2019, compared to $14.6 billion at December 31, 2018. The increase from December 31, 2018, was largely the result of an increase in long-term debt.

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

The following sections discuss certain ways we have deployed our capital. For further information, see the Consolidated Statements of Changes in Equity and Note 18 (“Shareholders' Equity”).

2019 capital plan

On April 18, 2019, we announced our 2019 capital plan. Share repurchases of up to $1.0 billion were included in the 2019 capital plan which is effective from the third quarter of 2019 through the second quarter of 2020. A potential dividend increase was also included in our 2019 capital plan. In the third quarter of 2019, the Board plans to consider a potential increase in our quarterly Common Share dividend, up to $.185 per Common Share.
Dividends

Consistent with our 2018 capital plan, we paid a quarterly dividend of $.17 per Common Share for the first quarter of 2019. Further information regarding the capital planning process and CCAR is included under the heading “Capital planning and stress testing” in the “Supervision and Regulation” section beginning on page 15 of our 2018 Form 10-K.

Common shares outstanding

Our Common Shares are traded on the NYSE under the symbol KEY with 34,241 holders of record at March 31, 2019. Our book value per Common Share was $14.31 based on 1.013 billion shares outstanding at March 31, 2019, compared to $13.90 per Common Share based on 1.020 billion shares outstanding at December 31, 2018. At March 31, 2019, our tangible book value per Common Share was $11.55, compared to $11.14 per Common Share at December 31, 2018.

Figure 18 shows activities that caused the change in outstanding common shares over the past five quarters.

Figure 18. Changes in Common Shares Outstanding

	2019	2018
in thousands	First	Fourth	Third	Second	First
Shares outstanding at beginning of period	1,019,503	1,034,287	1,058,944	1,064,939	1,069,084
Open market repurchases and return of shares under employee compensation plans	(11,791)	(15,216)	(25,418)	(6,259)	(9,399)
Shares issued under employee compensation plans (net of cancellations)	5,474	432	761	264	5,254
Shares outstanding at end of period	1,013,186	1,019,503	1,034,287	1,058,944	1,064,939

As shown above, Common Shares outstanding decreased by 6.3 million shares during the first quarter of 2019.

At March 31, 2019, we had 243.5 million treasury shares, compared to 237.2 million treasury shares at December 31, 2018. Going forward we expect to reissue treasury shares as needed in connection with stock-based compensation awards and for other corporate purposes.

Information on repurchases of Common Shares by KeyCorp is included in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this report.

Capital adequacy

Capital adequacy is an important indicator of financial stability and performance. All of our capital ratios remained in excess of regulatory requirements at March 31, 2019. Our capital and liquidity levels are intended to position us to weather an adverse operating environment while continuing to serve our clients’ needs, as well as to meet the Regulatory Capital Rules described in Item 1. Business of our 2018 Form 10-K under the heading “Supervision and Regulation.” Our shareholders’ equity to assets ratio was 11.25% at March 31, 2019, compared to 11.17% at December 31, 2018. Our tangible common equity to tangible assets ratio was 8.43% at March 31, 2019, compared to 8.30% at December 31, 2018. The minimum capital and leverage ratios under the Regulatory Capital Rules together with the estimated ratios of KeyCorp at March 31, 2019, calculated on a fully phased-in basis, are set forth in the “Supervision and regulation — Regulatory capital requirements” section in Item 2 of this report.

Figure 19 represents the details of our regulatory capital positions at March 31, 2019, and December 31, 2018, under the Regulatory Capital Rules. Information regarding the regulatory capital ratios of KeyCorp’s banking subsidiaries is presented annually, in Note 23 (“Shareholders' Equity”) beginning on page 167 of our 2018 Form 10-K.

Figure 19. Capital Components and Risk-Weighted Assets

	dollars in millions	March 31, 2019	December 31, 2018
COMMON EQUITY TIER 1
Key shareholders’ equity (GAAP)		$15,924	$15,595
Less:	Preferred Stock (a)	1,421	1,421
	Common Equity Tier 1 capital before adjustments and deductions	14,503	14,174
Less:	Goodwill, net of deferred taxes	2,451	2,455
	Intangible assets, net of deferred taxes	237	250
	Deferred tax assets	11	9
	Net unrealized gains (losses) on available-for-sale securities, net of deferred taxes	(188)	(372)
	Accumulated gains (losses) on cash flow hedges, net of deferred taxes	23	(78)
	Amounts in AOCI attributed to pension and postretirement benefit costs, net of deferred taxes	(379)	(381)
	Total Common Equity Tier 1 capital	$12,348	$12,291
TIER 1 CAPITAL
Common Equity Tier 1		$12,348	$12,291
Additional Tier 1 capital instruments and related surplus		1,421	1,421
Less:	Deductions	—	—
	Total Tier 1 capital	13,769	13,712
TIER 2 CAPITAL
Tier 2 capital instruments and related surplus		1,604	1,279
Allowance for losses on loans and liability for losses on lending-related commitments (b)		958	962
Less:	Deductions	—	—
	Total Tier 2 capital	2,562	2,241
	Total risk-based capital	$16,331	$15,953
RISK-WEIGHTED ASSETS
Risk-weighted assets on balance sheet		$98,852	$98,232
Risk-weighted off-balance sheet exposure		24,991	24,593
Market risk-equivalent assets		1,992	963
Gross risk-weighted assets		125,835	123,788
Less:	Excess allowance for loan and lease losses	—	—
	Net risk-weighted assets	$125,835	$123,788
AVERAGE QUARTERLY TOTAL ASSETS		$139,257	$138,689
CAPITAL RATIOS
Tier 1 risk-based capital		10.94%	11.08%
Total risk-based capital		12.98	12.89
Leverage (c)		9.89	9.89
Common Equity Tier 1		9.81	9.93

(a)	Net of capital surplus.

(b)
The ALLL included in Tier 2 capital is limited by regulation to 1.25% of the institution’s standardized total risk-weighted assets (excluding its standardized market risk-weighted assets). The ALLL includes $13 million and $14 million of allowance classified as “discontinued assets” on the balance sheet at March 31, 2019, and December 31, 2018, respectively.

(c)
This ratio is Tier 1 capital divided by average quarterly total assets as defined by the Federal Reserve less: (i) goodwill, (ii) the disallowed intangible and deferred tax assets, and (iii) other deductions from assets for leverage capital purposes.

Risk Management

Overview

Like all financial services companies, we engage in business activities and assume the related risks. The most significant risks we face are credit, compliance, operational, liquidity, market, reputation, strategic, and model risks. Our risk management activities are focused on ensuring that we properly identify, measure, and manage such risks across the entire enterprise to maintain safety and soundness, and to maximize profitability. There have been no significant changes in our Risk Management practices as described under the heading “Risk Management” beginning on page 65 of our 2018 Form 10-K.

Market risk management

Market risk is the risk that movements in market risk factors, including interest rates, foreign exchange rates, equity prices, commodity prices, credit spreads, and volatilities will reduce Key’s income and the value of its portfolios. These factors influence prospective yields, values, or prices associated with the instrument. We are exposed to market risk both in our trading and nontrading activities, which include asset and liability management activities. Information regarding our fair value policies, procedures, and methodologies is provided in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Fair Value Measurements” on page 102 of our 2018 Form 10-K and Note 5 (“Fair Value Measurements”) in this report.

Trading market risk

Key incurs market risk as a result of trading activities that are used in support of client facilitation and hedging activities, principally within our investment banking and capital markets businesses. Key has exposures to a wide range of risk factors including interest rates, equity prices, foreign exchange rates, credit spreads, and commodity prices, as well as the associated implied volatilities and spreads.  Our primary market risk exposures are a result of trading and hedging activities in the derivative, fixed income, and foreign exchange markets, including securitization exposures. At March 31, 2019, we did not have any re-securitization positions.  We maintain modest trading inventories to facilitate customer flow, make markets in securities, and hedge certain risks including but not limited to credit risk and interest rate risk. The risks associated with these activities are mitigated in accordance with the Market Risk hedging policy.  The majority of our positions are traded in active markets.

Market risk management is an integral part of Key’s risk culture. The Risk Committee of our Board provides oversight of trading market risks. The ERM Committee and the Market Risk Committee regularly review and discuss market risk reports prepared by our MRM that contain our market risk exposures and results of monitoring activities. Market risk policies and procedures have been defined and approved by the Market Risk Committee, a Tier 2 Risk Governance Committee, and take into account our tolerance for risk and consideration for the business environment. For more information regarding monitoring of trading positions and the activities related to the Market Risk Rule compliance see ”Market Risk Management” beginning on page 66 of our 2018 Form 10-K.

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

We use a historical simulation VaR model to measure the potential adverse effect of changes in interest rates, foreign exchange rates, equity prices, and credit spreads on the fair value of our covered positions and other non-covered positions. We analyze market risk by portfolios and do not separately measure and monitor our portfolios by risk type. VaR is calculated using daily observations over a one-year time horizon and approximates a 95% confidence level.  Statistically, this means that we would expect to incur losses greater than VaR, on average, five out of 100 trading days, or three to four times each quarter.  We also calculate VaR and stressed VaR at a 99% confidence level. For more information regarding our VaR model, its governance and assumptions, see ”Market Risk Management” on page 66 of our 2018 Form 10-K.

Actual losses for the total covered positions did not exceed aggregate daily VaR on any day during the quarters ended March 31, 2019, and March 31, 2018. The MRM backtests our VaR model on a daily basis to evaluate its predictive power. The test compares VaR model results at the 99% confidence level to daily held profit and loss.

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

The aggregate VaR at the 99% confidence level with a one day holding period for all covered positions was $.8 million at March 31, 2019, and $1 million at March 31, 2018. Figure 20 summarizes our VaR at the 99% confidence level with a one day holding period for significant portfolios of covered positions for the three months ended March 31, 2019, and March 31, 2018.

Figure 20. VaR for Significant Portfolios of Covered Positions

	2019				2018
	Three months ended March 31,				Three months ended March 31,
in millions	High	Low	Mean	March 31,	High	Low	Mean	March 31,
Trading account assets:
Fixed income	$.8	$.4	$.6	$.6	$1.0	$.3	$.7	$.8
Derivatives:
Interest rate	$.1	—	$.1	$.1	$.1	$—	$.1	$.1

Stressed VaR is calculated by running the portfolios through a predetermined stress period which is approved by the MRC and is calculated at the 99% confidence level using the same model and assumptions used for general VaR. The aggregate stressed VaR for all covered positions was $6.0 million at March 31, 2019, and $5.2 million at March 31, 2018. Figure 21 summarizes our stressed VaR at the 99% confidence level with a one day holding period for significant portfolios of covered positions for the three months ended March 31, 2019, and March 31, 2018.

Figure 21. Stressed VaR for Significant Portfolios of Covered Positions

	2019				2018
	Three months ended March 31,				Three months ended March 31,
in millions	High	Low	Mean	March 31,	High	Low	Mean	March 31,
Trading account assets:
Fixed income	$6.8	$3.6	$4.8	$4.6	$6.0	$3.0	$4.7	$4.1
Derivatives:
Interest rate	$.7	$.3	$.4	$.5	$.5	$.3	$.4	$.4

Internal capital adequacy assessment. Market risk is a component of our internal capital adequacy assessment. Our risk-weighted assets include a market risk-equivalent asset amount, which consists of a VaR component, stressed VaR component, a de minimis exposure amount, and a specific risk add-on including the securitization positions. The aggregate market value of the securitization positions as defined by the Market Risk Rule was $115 million at March 31, 2019. This amount included $80 million of mortgage-backed securities positions and $35 million of asset-backed securities positions. Specific risk is the price risk of individual financial instruments, which is not accounted for by changes in broad market risk factors and is measured through a standardized approach. Market risk weighted assets, including the specific risk calculations, are run quarterly by the MRM in accordance with the Market Risk Rule, and approved by the Chief Market Risk Officer.

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

Net interest income simulation analysis. The primary tool we use to measure our interest rate risk is simulation analysis. For purposes of this analysis, we estimate our net interest income based on the current and projected composition of our on- and off-balance sheet positions, accounting for recent and anticipated trends in customer activity. The analysis also incorporates assumptions for the current and projected interest rate environments, and balance sheet growth projections based on a most likely macroeconomic view. The results of this simulation analysis reflect management's desired interest rate risk positioning. The modeling incorporates investment portfolio and swap portfolio balances consistent with management's desired interest rate risk positioning. The simulation model estimates the amount of net interest income at risk by simulating the change in net interest income that would occur if interest rates were to gradually increase or decrease over the next 12 months. Due to the low interest rate environment as of year-end 2017, our standard decrease scenario was modified to a gradual, parallel decrease of 125 basis points over eight months with no change over the following four months. As of March 31, 2019, the standard 200 basis point decline has been reinstated.

Figure 22 presents the results of the simulation analysis at March 31, 2019, and March 31, 2018. At March 31, 2019, our simulated impact to changes in interest rates was modest. The asset sensitive position declined from 2018 as a result of hedging actions executed to guide the position closer to neutral over time. Tolerance levels for risk management require the development of remediation plans to maintain residual risk within tolerance if simulation modeling demonstrates that a gradual, parallel 200 basis point increase or 200 basis point decrease in interest rates over the next 12 months would adversely affect net interest income over the same period by more than 5.5%. Current modeled exposure is within Board approved tolerances.

Figure 22. Simulated Change in Net Interest Income

	March 31, 2019		March 31, 2018
Basis point change assumption (short-term rates)	-200	+200	-150	+200
Tolerance level	-5.50%	-5.50%	-5.50%	-5.50%
Interest rate risk assessment	-2.92%	-.02%	-5.46%	3.22%

Simulation analysis produces a sophisticated estimate of interest rate exposure based on assumptions input into the model. We tailor certain assumptions to the specific interest rate environment and yield curve shape being modeled and validate those assumptions on a regular basis. However, actual results may differ from those derived in simulation analysis due to unanticipated changes to the balance sheet composition, customer behavior, product pricing, market interest rates, changes in management’s desired interest rate risk positioning, investment, funding and hedging activities, and repercussions from unanticipated or unknown events.

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

The results of additional assessments indicate that net interest income could increase or decrease from the base simulation results presented in Figure 22. Net interest income is highly dependent on the timing, magnitude, frequency, and path of interest rate increases and the associated assumptions for deposit repricing relationships, lending spreads, and the balance behavior of transaction accounts. If fixed rate assets increase by $1 billion, or fixed rate liabilities decrease by $1 billion, then the benefit to rising rates would decrease by approximately 25 basis points. If the interest-bearing liquid deposit beta assumption increases or decreases by 5% (e.g., 40% to 45%), then the benefit to rising rates would decrease or increase by approximately 85 basis points.

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

Economic value of equity modeling. EVE complements net interest income simulation analysis as it estimates risk exposure beyond 12-, 24-, and 36-month horizons. EVE modeling measures the extent to which the economic values of assets, liabilities and off-balance sheet instruments may change in response to fluctuations in interest rates. EVE is calculated by subjecting the balance sheet to an immediate 200 basis point increase or decrease in interest rates, measuring the resulting change in the values of assets, liabilities, and off-balance sheet instruments, and comparing those amounts with the base case of the current interest rate environment.  This analysis is highly dependent upon assumptions applied to assets and liabilities with non-contractual maturities. Those assumptions are based on historical behaviors, as well as our expectations. We develop remediation plans that would maintain residual risk within tolerance if this analysis indicates that our EVE will decrease by more than 15% in response to an immediate increase or decrease in interest rates. We are operating within these guidelines as of March 31, 2019.

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

Figure 23 shows all swap positions that we hold for A/LM purposes. These positions are used to convert the contractual interest rate index of agreed-upon amounts of assets and liabilities (i.e., notional amounts) to another interest rate index. For example, fixed-rate debt is converted to a floating rate through a “receive fixed/pay variable” interest rate swap. The volume, maturity, and mix of portfolio swaps change frequently as we adjust our broader A/LM objectives and the balance sheet positions to be hedged. For more information about how we use interest rate swaps to manage our risk profile, see Note 7 (“Derivatives and Hedging Activities”).

Figure 23. Portfolio Swaps by Interest Rate Risk Management Strategy

	March 31, 2019
				Weighted-Average			December 31, 2018
dollars in millions	Notional Amount	Fair Value		Maturity (Years)	Receive Rate	Pay Rate	Notional Amount	Fair Value
Receive fixed/pay variable — conventional A/LM (a)	$14,620	$11		2.6	2.2%	2.5%	$10,720	$(87)
Receive fixed/pay variable — conventional debt	9,877	87		3.4	2.1	2.4	9,923	(7)
Receive fixed/pay variable — forward A/LM	3,050	71		3.6	3.0	2.3	3,050	45
Pay fixed/receive variable — conventional debt	50	(5)		9.3	2.8	3.6	50	(4)
Total portfolio swaps	$27,597	$164	(c)	3.0	2.3%	2.5%	$23,743	$(53)	(c)

Floors — conventional A/LM (b)	$4,760	—		.5	—	—	$4,760	—
Floors — forward A/LM (b)	300	$1		2.0	—	—	—	—

(a)	Portfolio swaps designated as A/LM are used to manage interest rate risk tied to both assets and liabilities.

(b)	Conventional A/LM and forward A/LM floors do not have a stated receive rate or pay rate and are given a strike price on the option.

(c)	Excludes accrued interest of $145 million and $114 million at March 31, 2019, and December 31, 2018, respectively.

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

Our credit ratings at March 31, 2019, are shown in Figure 24. We believe these credit ratings, under normal conditions in the capital markets, would enable KeyCorp or KeyBank to issue fixed income securities to investors.

Figure 24. Credit Ratings

March 31, 2019	Short-Term Borrowings	Long-Term Deposits	Senior Long-Term Debt	Subordinated Long-Term Debt	Capital Securities	Preferred Stock
KEYCORP (THE PARENT COMPANY)
Standard & Poor’s	A-2	N/A	BBB+	BBB	BB+	BB+
Moody’s	P-2	N/A	Baa1	Baa1	Baa2	Baa3
Fitch Ratings, Inc.	F1	N/A	A-	BBB+	BB+	BB
DBRS, Inc.	R-1 (low)	N/A	A (low)	BBB (high)	BBB (high)	BBB (low)

KEYBANK
Standard & Poor’s	A-2	N/A	A-	BBB+	N/A	N/A
Moody’s	P-2	Aa3	A3	Baa1	N/A	N/A
Fitch Ratings, Inc.	F1	A	A-	BBB+	N/A	N/A
DBRS, Inc.	R-1 (low)	A	A	A (low)	N/A	N/A

Sources of liquidity

Our primary source of funding for KeyBank is retail and commercial deposits. As of March 31, 2019, our consolidated loan-to-deposit ratio was 85%. In addition, we also have access to various sources of wholesale funding, maintain a portfolio of liquid assets, and have borrowing capacity at the FHLB and Federal Reserve Bank of Cleveland. Our liquid asset portfolio at March 31, 2019, totaled $25.4 billion, consisting of $22.9 billion of unpledged securities, $187 million of securities available for secured funding at the FHLB, and $2.3 billion of net balances of federal funds sold and balances in our Federal Reserve account. Additionally, as of March 31, 2019, our unused borrowing capacity secured by loan collateral was $26.2 billion at the Federal Reserve Bank of

Cleveland and $7.3 billion at the FHLB. During the first quarter of 2019, our outstanding FHLB advances decreased as $2 million of term advances were added.

On February 2, 2019, KeyBank issued $600 million of 3.300% Senior Bank Notes due February 1, 2022, and $400 million of Floating Rate Senior Bank Notes due February 1, 2022.  On March 13, 2019, KeyBank issued $350 million of 3.900% Subordinated Bank Notes due April 13, 2029.

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

At March 31, 2019, KeyCorp held $3.3 billion in cash, which we projected to be sufficient to meet our projected obligations, including the repayment of our maturing debt obligations for the periods prescribed by our risk tolerance.

Typically, KeyCorp meets its liquidity requirements through regular dividends from KeyBank. During the first quarter of 2019, KeyBank paid $525 million in dividends to KeyCorp. As of March 31, 2019, KeyBank had regulatory capacity to pay $980 million in dividends to KeyCorp without prior regulatory approval.

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

The Consolidated Statements of Cash Flows summarize our sources and uses of cash by type of activity for the three-month periods ended March 31, 2019, and March 31, 2018.

For more information regarding liquidity governance structure, factorings affecting liquidity, management of liquidity risk at KeyBank and KeyCorp, long-term liquidity strategies, and other liquidity programs, see ”Liquidity Risk Management” beginning on page 71 of our 2018 Form 10-K.

Credit risk management

Credit risk is the risk of loss to us arising from an obligor’s inability or failure to meet contractual payment or performance terms. Like other financial services institutions, we make loans, extend credit, purchase securities, add financial and payments products, and enter into financial derivative contracts, all of which have related credit risk.

Credit policy, approval, and evaluation

We manage credit risk exposure through a multifaceted program. The Credit Risk Committee approves management credit policies and recommends for approval significant credit policies to the appropriate Board committee or to the Board. These policies are communicated throughout the organization to foster a consistent approach to granting credit. There have been no significant changes in our Credit Risk Management practices as described under the heading “Credit risk management” beginning on page 74 of our 2018 Form 10-K.

Allowance for loan and lease losses

We estimate the appropriate level of the ALLL on at least a quarterly basis. The methodology used is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” beginning on page 101 of our 2018 Form 10-K. Briefly, our allowance applies incurred loss rates to existing loans with similar risk characteristics. We exercise judgment to assess any adjustment to the incurred loss rates for the impact of factors such as changes in economic conditions, lending policies including underwriting standards, and the level of credit risk associated with specific industries and markets. The ALLL at March 31, 2019, represents our best estimate of the incurred credit losses inherent in the loan portfolio at that date. For more information about impaired loans, see Note 4 (“Asset Quality”).

As shown in Figure 25, our ALLL from continuing operations was flat from December 31, 2018. Our commercial ALLL decreased by $6 million, or .8%, from December 31, 2018, primarily due to favorable credit quality migration, primarily in our criticized loan portfolio. Our consumer ALLL increased by $6 million, or 4.3%, from December 31, 2018, primarily due to modest shifts in credit quality metrics.

Figure 25. Allocation of the Allowance for Loan Lease Losses

	March 31, 2019			December 31, 2018
dollars in millions	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans
Commercial and industrial	$530	60.0%	51.5%	$532	60.2%	51.1%
Commercial real estate:
Commercial mortgage	144	16.3	15.9	142	16.1	15.9
Construction	28	3.2	1.6	33	3.8	1.9
Total commercial real estate loans	172	19.5	17.5	175	19.9	17.8
Commercial lease financing	35	4.0	5.0	36	4.1	5.1
Total commercial loans	737	83.5	74.0	743	84.2	74.0
Real estate — residential mortgage	8.9		6.2	7.8		6.2
Home equity loans	36	4.1	12.1	35	3.9	12.4
Consumer direct loans	33	3.7	2.4	30	3.4	2.0
Credit cards	47	5.3	1.2	48	5.4	1.3
Consumer indirect loans	22	2.5	4.1	20	2.3	4.1
Total consumer loans	146	16.5	26.0	140	15.8	26.0
Total loans (a)	$883	100.0%	100.0%	$883	100.0%	100.0%

(a)	Excludes allocations of the ALLL related to the discontinued operations of the education lending business in the amount of $13 million at March 31, 2019, and $14 million at December 31, 2018.

Net loan charge-offs

Figure 26 shows the trend in our net loan charge-offs by loan type, while the composition of loan charge-offs and recoveries by type of loan is presented in Figure 27.

Net loan charge-offs for the three months ended March 31, 2019, increased $10 million compared to the year-ago quarter. This increase was primarily due to an increase in gross loans charged off in our commercial lease financing portfolio. In 2019, we expect net loan charge-offs to average loans to remain below our long-term targeted range of 40 to 60 basis points.

Figure 26. Net Loan Charge-offs from Continuing Operations (a)

	2019	2018
dollars in millions	First	Fourth	Third	Second	First
Commercial and industrial	$26	$26	$33	$32	$31
Real estate — Commercial mortgage	4	11	5	1	1
Real estate — Construction	4	(1)	—	—	(1)
Commercial lease financing	7	—	1	4	—
Total commercial loans	41	36	39	37	31
Real estate — Residential mortgage	—	—	—	—	1
Home equity loans	2	5	1	3	1
Consumer direct loans	9	7	9	7	6
Credit cards	9	8	8	10	11
Consumer indirect loans	3	4	3	3	4
Total consumer loans	23	24	21	23	23
Total net loan charge-offs	$64	$60	$60	$60	$54
Net loan charge-offs to average loans	.29%	.27%	.27%	.27%	.25%
Net loan charge-offs from discontinued operations — education lending business	$3	$3	$3	$2	$2

(a)	Credit amounts indicate that recoveries exceeded charge-offs.

Figure 27. Summary of Loan and Lease Loss Experience from Continuing Operations

	Three months ended March 31,
dollars in millions	2019	2018
Average loans outstanding	$89,649	$86,927
Allowance for loan and lease losses at beginning of period	$883	$877
Loans charged off:
Commercial and industrial	36	37
Real estate — commercial mortgage	5	1
Real estate — construction	4	—
Commercial lease financing	8	1
Total commercial loans	53	39
Real estate — residential mortgage	1	1
Home equity loans	4	4
Consumer direct loans	10	8
Credit cards	11	12
Consumer indirect loans	8	8
Total consumer loans	34	33
Total loans charged off	87	72
Recoveries:
Commercial and industrial	10	6
Real estate — commercial mortgage	1	—
Real estate — construction	—	1
Commercial lease financing	1	1
Total commercial loans	12	8
Real estate — residential mortgage	1	—
Home equity loans	2	3
Consumer direct loans	1	2
Credit cards	2	1
Consumer indirect loans	5	4
Total consumer loans	11	10
Total recoveries	23	18
Net loan charge-offs	(64)	(54)
Provision (credit) for loan and lease losses	64	58
Allowance for loan and lease losses at end of period	$883	$881
Liability for credit losses on lending-related commitments at beginning of period	$64	$57
Provision (credit) for losses on lending-related commitments	(2)	3
Liability for credit losses on lending-related commitments at end of period (a)	$62	$60
Total allowance for credit losses at end of period	$945	$941
Net loan charge-offs to average total loans	.29%	.25%
Allowance for loan and lease losses to period-end loans	.98	1.00
Allowance for credit losses to period-end loans	1.05	1.07
Allowance for loan and lease losses to nonperforming loans	161.1	162.8
Allowance for credit losses to nonperforming loans	172.4	173.9

Discontinued operations — education lending business:
Loans charged off	$4	$4
Recoveries	1	2
Net loan charge-offs	$(3)	$(2)

(a)	Included in “accrued expense and other liabilities” on the balance sheet.

Nonperforming assets

Figure 28 shows the composition of our nonperforming assets. As shown in Figure 28, nonperforming assets at March 31, 2019, increased $20 million from December 31, 2018. This increase was largely driven by an account that was moved from nonperforming loans to nonperforming assets and an increase in our consumer OREO portfolio. Overall, our credit quality trends remain benign. For a summary of our nonaccrual and charge-off policies, see Note 1 (“Summary of Significant Accounting Policies”) under the headings “Nonperforming Loans,” “Impaired Loans,” and “Allowance for Loan and Lease Losses” beginning on page 100 of our 2018 Form 10-K.

Figure 28. Summary of Nonperforming Assets and Past Due Loans from Continuing Operations

dollars in millions	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Commercial and industrial	$170	$152	$227	$178	$189
Real estate — commercial mortgage	82	81	98	42	33
Real estate — construction	2	2	2	2	2
Total commercial real estate loans (a)	84	83	100	44	35
Commercial lease financing	9	9	10	21	5
Total commercial loans (b)	263	244	337	243	229
Real estate — residential mortgage	64	62	62	55	59
Home equity loans	195	210	221	222	229
Consumer direct loans	3	4	4	4	4
Credit cards	3	2	2	2	2
Consumer indirect loans	20	20	19	19	18
Total consumer loans	285	298	308	302	312
Total nonperforming loans (c)	548	542	645	545	541
OREO	40	35	28	26	28
Other nonperforming assets	9	—	1	—	—
Total nonperforming assets (c)	$597	$577	$674	$571	$569
Accruing loans past due 90 days or more	$118	$112	$87	$103	$82
Accruing loans past due 30 through 89 days	290	312	368	429	305
Restructured loans — accruing and nonaccruing (d)	365	399	366	347	317
Restructured loans included in nonperforming loans (d)	198	247	211	184	179
Nonperforming assets from discontinued operations — education lending business	7	8	6	6	6
Nonperforming loans to period-end portfolio loans (c)	.61%	.61%	.72%	.62%	.61%
Nonperforming assets to period-end portfolio loans plus OREO and other nonperforming assets (c)	.66	.64%	.75%	.65%	.65%

(a)	See Figure 10 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial real estate loan portfolio.

(b)	See Figure 9 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial loan portfolio.

(c)
Nonperforming loan balances exclude $551 million, $575 million, $606 million, $629 million, and $690 million of PCI loans at March 31, 2019, December 31, 2018, September 30, 2018, June 30, 2018, and March 31, 2018, respectively.

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

Figure 29 shows the types of activity that caused the change in our nonperforming loan balance during each of the last five quarters.

Figure 29. Summary of Changes in Nonperforming Loans from Continuing Operations

	2019	2018
in millions	First	Fourth	Third	Second	First
Balance at beginning of period	$542	$645	$545	$541	$503
Loans placed on nonaccrual status	196	103	263	175	182
Charge-offs	(91)	(92)	(81)	(78)	(70)
Loans sold	(18)	(16)	—	(1)	—
Payments	(22)	(53)	(57)	(33)	(29)
Transfers to OREO	(8)	(10)	(5)	(5)	(4)
Transfers to other nonperforming assets	(13)	—	—	—	—
Loans returned to accrual status	(38)	(35)	(20)	(54)	(41)
Balance at end of period (a)	$548	$542	$645	$545	$541

(a)
Nonperforming loan balances exclude $551 million, $575 million, $606 million, $629 million, and $690 million of PCI loans at March 31, 2019, December 31, 2018, September 30, 2018, June 30, 2018, and March 31, 2018, respectively.

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

Cybersecurity

We maintain comprehensive Cyber Incident Response Plans, and we devote significant time and resources to maintaining and regularly updating our technology systems and processes to protect the security of our computer systems, software, networks, and other technology assets against attempts by third parties to obtain unauthorized access to confidential information, destroy data, disrupt or degrade service, sabotage systems, shut down access to systems for ransom, or cause other damage. We and many other U.S. financial institutions have experienced distributed denial-of-service attacks from technologically sophisticated third parties. These attacks are intended to disrupt or disable online banking services and prevent banking transactions. We also periodically experience other attempts to breach the security of our systems and data. Financial institutions have also been the target of scams that use social engineering to trick employees into wiring funds by making it appear the request is coming from a trusted source. These cyberattacks have not, to date, resulted in any material disruption of our operations or material harm to our customers, and have not had a material adverse effect on our results of operations.

Cyberattack risks may also occur with our third-party technology service providers and may result in financial loss or liability that could adversely affect our financial condition or results of operations. Cyberattacks could also interfere with third-party providers’ ability to fulfill their contractual obligations to us. Recent high-profile cyberattacks have targeted retailers, credit bureaus, and other businesses for the purpose of acquiring the confidential information (including personal, financial, and credit card information) of customers, some of whom are customers of ours. We may incur expenses related to the investigation of such attacks or related to the protection of our customers from identity theft as a result of such attacks. We may also incur expenses to enhance our systems or processes to protect against cyber or other security incidents. Risks and exposures related to cyberattacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking, and other technology-based products and services by us and our clients.

As described in more detail starting on page 65 of our 2018 Form 10-K under the heading “Risk Management — Overview,” the Board serves in an oversight capacity ensuring that Key’s risks are managed in a manner that is effective and balanced and adds value for the shareholders. The Board’s Risk Committee has primary oversight for enterprise-wide risk at KeyCorp, including operational risk (which includes cybersecurity). The Risk Committee reviews and provides oversight of management’s activities related to the enterprise-wide risk management framework, including cyber-related risk. The ERM Committee, chaired by the Chief Executive Officer and comprising other senior level executives, is responsible for managing risk (including cyber-related risk) and ensuring that the corporate risk profile is managed in a manner consistent with our risk appetite. The ERM Committee reports to the Board’s Risk Committee.

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

		Three months ended
dollars in millions		3/31/2019	12/31/2018	9/30/2018	6/30/2018	3/31/2018
Tangible common equity to tangible assets at period-end
Key shareholders’ equity (GAAP)		$15,924	$15,595	$15,208	$15,100	$14,944
Less:	Intangible assets (a)	2,804	2,818	2,838	2,858	2,902
	Preferred Stock (b)	1,421	1,421	1,421	1,009	1,009
	Tangible common equity (non-GAAP)	$11,699	$11,356	$10,949	$11,233	$11,033
Total assets (GAAP)		$141,515	$139,613	$138,805	$137,792	$137,049
Less:	Intangible assets (a)	2,804	2,818	2,838	2,858	2,902
	Tangible assets (non-GAAP)	$138,711	$136,795	$135,967	$134,934	$134,147
	Tangible common equity to tangible assets ratio (non-GAAP)	8.43%	8.30%	8.05%	8.32%	8.22%
Average tangible common equity
Average Key shareholders’ equity (GAAP)		$15,702	$15,384	$15,210	$15,032	$14,889
Less:	Intangible assets (average) (c)	2,813	2,828	2,848	2,883	2,916
	Preferred Stock (average)	1,450	1,450	1,316	1,025	1,025
	Average tangible common equity (non-GAAP)	$11,439	$11,106	$11,046	$11,124	$10,948
Return on average tangible common equity from continuing operations
Net income (loss) from continuing operations attributable to Key common shareholders (GAAP)		$386	$459	$468	$464	$402
Average tangible common equity (non-GAAP)		11,439	11,106	11,046	11,124	10,948
Return on average tangible common equity from continuing operations (non-GAAP)		13.69%	16.40%	16.81%	16.73%	14.89%
Return on average tangible common equity consolidated
Net income (loss) attributable to Key common shareholders (GAAP)		$387	$461	$468	$467	$404
Average tangible common equity (non-GAAP)		11,439	11,106	11,046	11,124	10,948
Return on average tangible common equity consolidated (non-GAAP)		13.72%	16.47%	16.81%	16.84%	14.97%

(a)
For the three months ended March 31, 2019, December 31, 2018, September 30, 2018, June 30, 2018, and March 31, 2018, intangible assets exclude $12 million, $14 million, $17 million, $20 million, and $23 million, respectively, of period-end purchased credit card receivables.

(b)	Net of capital surplus.

(c)
For the three months ended March 31, 2019, December 31, 2018, September 30, 2018, June 30, 2018, and March 31, 2018, average intangible assets exclude $13 million, $15 million, $18 million, $21 million, and $24 million, respectively, of average purchased credit card receivables

The cash efficiency ratio is a ratio of two non-GAAP performance measures, adjusted noninterest expense and total taxable-equivalent revenue. Accordingly, there is no directly comparable GAAP performance measure. The cash efficiency ratio excludes the impact of our intangible asset amortization from the calculation. We believe this ratio provides greater consistency and comparability between our results and those of our peer banks. Additionally, this ratio is used by analysts and investors to evaluate how effectively management is controlling noninterest expenses in generating revenue, as they develop earnings forecasts and peer bank analysis.

		Three months ended
dollars in millions		3/31/2019	12/31/2018	9/30/2018	6/30/2018	3/31/2018
Cash efficiency ratio
Noninterest expense (GAAP)		$963	$1,012	$964	$993	$1,006
Less:	Intangible asset amortization	22	22	23	25	29
Adjusted noninterest expense (non-GAAP)		$941	$990	$941	$968	$977
Net interest income (GAAP)		$977	$1,000	$986	$979	$944
Plus:	Taxable-equivalent adjustment	8	8	7	8	8
	Noninterest income (GAAP)	536	645	609	660	601
Total taxable-equivalent revenue (non-GAAP)		$1,521	$1,653	$1,602	$1,647	$1,553
Cash efficiency ratio (non-GAAP)		61.9%	59.9%	58.7%	58.8%	62.9%

Critical Accounting Policies and Estimates

Our business is dynamic and complex. Consequently, we must exercise judgment in choosing and applying accounting policies and methodologies. These choices are critical – not only are they necessary to comply with GAAP, they also reflect our view of the appropriate way to record and report our overall financial performance. All accounting policies are important, and all policies described in Note 1 (“Summary of Significant Accounting Policies”) beginning on page 99 of our 2018 Form 10-K should be reviewed for a greater understanding of how we record and report our financial performance. Note 1 (“Basis of Presentation and Accounting Policies”) of this report should also be reviewed for more information on accounting standards that have been adopted during the period.

In our opinion, some accounting policies are more likely than others to have a critical effect on our financial results and to expose those results to potentially greater volatility. These policies apply to areas of relatively greater business importance or require us to exercise judgment and to make assumptions and estimates that affect amounts reported in the financial statements. Because these assumptions and estimates are based on current circumstances, they may prove to be inaccurate, or we may find it necessary to change them.

We rely heavily on the use of judgment, assumptions, and estimates to make a number of core decisions, including accounting for the ALLL; contingent liabilities, guarantees and income taxes; derivatives and related hedging activities; and assets and liabilities that involve valuation methodologies. In addition, we may employ outside valuation experts to assist us in determining fair values of certain assets and liabilities. A brief discussion of each of these areas appears on pages 84 through 87 of our 2018 Form 10-K.

During the first three months of 2019, we did not significantly alter the manner in which we applied our critical accounting policies or developed related assumptions and estimates.

Accounting and Reporting Developments

Accounting Guidance Pending Adoption at March 31, 2019

Standard	Required Adoption	Description	Effect on Financial Statements or Other Significant Matters
ASU 2016-13, Measurement of Credit Losses on Financial Instruments ASU 2018-19 Codification Improvements to Topic 326, Financial Instruments—Credit Losses	January 1, 2020 Early adoption is permitted as of January 1, 2019
The ASUs amend ASC Topic 326, Financial Instruments-Credit Losses, and significantly change how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard replaces today’s “incurred loss” approach with an “expected loss” model for instruments such as loans and held-to-maturity securities that are measured at amortized cost. The standard requires credit losses relating to available-for-sale debt securities to be recorded through an allowance rather than a reduction of the carrying amount. It also changes the accounting for purchased credit-impaired debt securities and loans. The ASUs retain many of the current disclosure requirements in current GAAP and expand certain disclosure requirements.

This new guidance will affect the accounting for our loans, debt securities held to maturity and available for sale, and liabilities for credit losses on unfunded lending related commitments as well as purchased financial assets with a more-than insignificant amount of credit deterioration since origination.

Key has formed cross-functional implementation working groups comprised of teams throughout Key, including finance, credit, and modeling. The implementation team has completed the development of initial loss forecasting models, including establishment of macroeconomic forecasting methodologies and approaches to meet the requirements of the new guidance. Key will conduct limited parallel runs in the first half of 2019, focusing on finalizing models and challenging model outputs, with plans of running a complete parallel production in the second half of 2019.

Key expects that the new guidance will generally result in an increase in its allowance for credit losses for loans, primarily for long-term consumer loans, as it will cover credit losses over the full remaining expected life of loans and commitments and will consider future changes in macroeconomic conditions. Since the magnitude of the anticipated increase in the allowance for credit losses will be impacted by economic conditions and trends in the Company’s portfolio at the time of adoption, the quantitative impact cannot yet be reasonably estimated. While we are still assessing the new standard, the adoption of this guidance is not anticipated to have a material impact on the available-for-sale debt securities or held-to-maturity securities measured at amortized cost.

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
The adoption of this standard will not result in significant changes to Key’s disclosures, and there will be no effect to our financial condition or results of operations.

European Sovereign and Nonsovereign Debt Exposures

Our total European sovereign and Nonsovereign debt exposure is presented in Figure 30.

Figure 30. European Sovereign and Nonsovereign Debt Exposures

March 31, 2019	Short-and Long- Term Commercial Total (a)	Foreign Exchange and Derivatives with Collateral (b)	Net Exposure
in millions
France:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	$1	$1
Nonsovereign non-financial institutions	$2	—	2
Total	2	1	3
Germany:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	—	—
Nonsovereign non-financial institutions	19	—	19
Total	19	—	19
Italy:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	—	—
Nonsovereign non-financial institutions	1	—	1
Total	1	—	1
Luxembourg:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	—	—
Nonsovereign non-financial institutions	10	—	10
Total	10	—	10
United Kingdom:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	141	141
Nonsovereign non-financial institutions	1	—	1
Total	1	141	142
Total Europe:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	142	142
Nonsovereign non-financial institutions	33	—	33
Total	$33	$142	$175

(a)	Represents our outstanding leases.

(b)
Represents contracts to hedge our balance sheet asset and liability needs and to accommodate our clients’ trading and/or hedging needs. Our derivative mark-to-market exposures are calculated and reported on a daily basis. These exposures are largely covered by cash or highly marketable securities collateral with daily collateral calls.

Our credit risk exposure is largely concentrated in developed countries with emerging market exposure essentially limited to commercial facilities; these exposures are actively monitored by management. We do not have at-risk exposures in the rest of the world.

Item 1. Financial Statements

Consolidated Balance Sheets

in millions, except per share data	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Cash and due from banks	$611	$678
Short-term investments	2,511	2,562
Trading account assets	979	849
Securities available for sale	20,854	19,428
Held-to-maturity securities (fair value: $10,997 and $11,122)	11,234	11,519
Other investments	646	666
Loans, net of unearned income of $328 and $678	90,178	89,552
Less: Allowance for loan and lease losses	(883)	(883)
Net loans	89,295	88,669
Loans held for sale (a)	894	1,227
Premises and equipment	849	882
Goodwill	2,516	2,516
Other intangible assets	300	316
Corporate-owned life insurance	4,184	4,171
Accrued income and other assets	5,596	5,030
Discontinued assets	1,046	1,100
Total assets	$141,515	$139,613
LIABILITIES
Deposits in domestic offices:
NOW and money market deposit accounts	$61,380	$59,918
Savings deposits	4,839	4,854
Certificates of deposit ($100,000 or more)	8,396	7,913
Other time deposits	5,573	5,332
Total interest-bearing deposits	80,188	78,017
Noninterest-bearing deposits	27,987	29,292
Total deposits	108,175	107,309
Federal funds purchased and securities sold under repurchase agreements	266	319
Bank notes and other short-term borrowings	679	544
Accrued expense and other liabilities	2,301	2,113
Long-term debt	14,168	13,732
Total liabilities	125,589	124,017
EQUITY
Preferred stock	1,450	1,450
Common Shares, $1 par value; authorized 1,400,000,000 shares; issued 1,256,702,081, and 1,256,702,081 shares	1,257	1,257
Capital surplus	6,259	6,331
Retained earnings	11,771	11,556
Treasury stock, at cost (243,516,534 and 237,198,944 shares)	(4,283)	(4,181)
Accumulated other comprehensive income (loss)	(530)	(818)
Key shareholders’ equity	15,924	15,595
Noncontrolling interests	2	1
Total equity	15,926	15,596
Total liabilities and equity	$141,515	$139,613

(a)	Total loans held for sale include real estate — residential mortgage loans held for sale at fair value of $71 million at March 31, 2019, and $54 million at December 31, 2018.
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Income

dollars in millions, except per share amounts	Three months ended March 31,
(Unaudited)	2019	2018
INTEREST INCOME
Loans	$1,066	$940
Loans held for sale	13	12
Securities available for sale	129	95
Held-to-maturity securities	68	69
Trading account assets	8	7
Short-term investments	16	8
Other investments	4	6
Total interest income	1,304	1,137
INTEREST EXPENSE
Deposits	202	91
Federal funds purchased and securities sold under repurchase agreements	1	4
Bank notes and other short-term borrowings	4	6
Long-term debt	120	92
Total interest expense	327	193
NET INTEREST INCOME	977	944
Provision for credit losses	62	61
Net interest income after provision for credit losses	915	883
NONINTEREST INCOME
Trust and investment services income	115	133
Investment banking and debt placement fees	110	143
Service charges on deposit accounts	82	89
Operating lease income and other leasing gains	37	32
Corporate services income	55	62
Cards and payments income	66	62
Corporate-owned life insurance income	32	32
Consumer mortgage income	8	7
Mortgage servicing fees	21	20
Other income (a)	10	21
Total noninterest income	536	601
NONINTEREST EXPENSE
Personnel	563	594
Net occupancy	72	78
Computer processing	54	52
Business services and professional fees	44	41
Equipment	24	26
Operating lease expense	26	27
Marketing	19	25
FDIC assessment	7	21
Intangible asset amortization	22	29
OREO expense, net	3	2
Other expense	129	111
Total noninterest expense	963	1,006
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	488	478
Income taxes	82	62
INCOME (LOSS) FROM CONTINUING OPERATIONS	406	416
Income (loss) from discontinued operations	1	2
NET INCOME (LOSS)	407	418
Less: Net income (loss) attributable to noncontrolling interests	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO KEY	$407	$418
Income (loss) from continuing operations attributable to Key common shareholders	$386	$402
Net income (loss) attributable to Key common shareholders	387	404
Per Common Share:
Income (loss) from continuing operations attributable to Key common shareholders	$.38	$.38
Income (loss) from discontinued operations, net of taxes	—	—
Net income (loss) attributable to Key common shareholders (b)	.38	.38
Per Common Share — assuming dilution:
Income (loss) from continuing operations attributable to Key common shareholders	$.38	$.38
Income (loss) from discontinued operations, net of taxes	—	—
Net income (loss) attributable to Key common shareholders (b)	.38	.38
Cash dividends declared per Common Share	$.17	$.105
Weighted-average Common Shares outstanding (000)	1,006,717	1,056,037
Effect of Common Share options and other stock awards	9,787	15,749
Weighted-average Common Shares and potential Common Shares outstanding (000) (c)	1,016,504	1,071,786

(a)
For the three months ended March 31, 2019, and March 31, 2018, net securities gains totaled less than $1 million. For the three months ended March 31, 2019, and March 31, 2018, we did not have any impairment losses related to securities.

(b)	EPS may not foot due to rounding.

(c)	Assumes conversion of Common Share options and other stock awards and/or convertible preferred stock, as applicable.
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Comprehensive Income

in millions	Three months ended March 31,
(Unaudited)	2019	2018
Net income (loss)	$407	$418
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale, net of income taxes of $56 and ($47)	184	(150)
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of $31 and ($20)	99	(63)
Foreign currency translation adjustments, net of income taxes of $0 and $0	3	(2)
Net pension and postretirement benefit costs, net of income taxes of $1 and $1	2	3
Total other comprehensive income (loss), net of tax	288	(212)
Comprehensive income (loss)	695	206
Less: Comprehensive income attributable to noncontrolling interests	—	—
Comprehensive income (loss) attributable to Key	$695	$206

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Changes in Equity

	Key Shareholders’ Equity
dollars in millions, except per share amounts (Unaudited)	Preferred Shares Outstanding (000)	Common Shares Outstanding (000)	Preferred Stock	Common Shares	Capital Surplus	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
BALANCE AT DECEMBER 31, 2017	521	1,069,084	$1,025	$1,257	$6,335	$10,335	$(3,150)	$(779)	$2
Cumulative effect from changes in accounting principle (a)						(2)
Net income (loss)						418			—
Other comprehensive income (loss)								(212)
Deferred compensation					6
Cash dividends declared
Common Shares ($.105 per share)						(112)
Series D Preferred Stock ($12.50 per depositary share)						(7)
Series E Preferred Stock ($.382813 per depositary share)						(8)
Open market Common Share repurchases		(7,333)					(156)
Employee equity compensation program Common Share repurchases		(2,066)					(43)
Common Shares reissued (returned) for stock options and other employee benefit plans		5,254			(52)		89
BALANCE AT MARCH 31, 2018	521	1,064,939	$1,025	$1,257	$6,289	$10,624	$(3,260)	$(991)	$2

BALANCE AT DECEMBER 31, 2018	946	1,019,503	$1,450	$1,257	$6,331	$11,556	$(4,181)	$(818)	$1
Net income (loss)						407			—
Other comprehensive income (loss)								288
Deferred compensation					(3)
Cash dividends declared
Common Shares ($.17 per share)						(172)
Series D Preferred Stock ($12.50 per depositary share)						(6)
Series E Preferred Stock ($.382813 per depositary share)						(8)
Series F Preferred Stock ($.353125 per depositary share)						(6)
Open market Common Share repurchases		(9,968)					(167)
Employee equity compensation program Common Share repurchases		(1,823)			(2)		(32)
Common Shares reissued (returned) for stock options and other employee benefit plans		5,474			(67)		97
Net contribution from (distribution to) noncontrolling interests									1
BALANCE AT MARCH 31, 2019	946	1,013,186	$1,450	$1,257	$6,259	$11,771	$(4,283)	$(530)	$2

(a)	Includes the impact of implementing ASU 2014-09, ASU 2016-01, and ASU 2017-12.
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows

in millions	Three months ended March 31,
(Unaudited)	2019	2018
OPERATING ACTIVITIES
Net income (loss)	$407	$418
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for credit losses	62	61
Depreciation and amortization expense, net	58	103
Accretion of acquired loans	17	27
Increase in cash surrender value of corporate-owned life insurance	(28)	(28)
Stock-based compensation expense	25	27
FDIC reimbursement (payments), net of FDIC expense	—	1
Deferred income taxes (benefit)	99	22
Proceeds from sales of loans held for sale	2,045	2,748
Originations of loans held for sale, net of repayments	(1,679)	(3,280)
Net losses (gains) on sales of loans held for sale	(28)	(44)
Net losses (gains) and writedown on OREO	1	—
Net losses (gains) on leased equipment	2	3
Net losses (gains) on sales of fixed assets	(1)	—
Net decrease (increase) in trading account assets	(130)	67
Other operating activities, net	(294)	(336)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	556	(211)
INVESTING ACTIVITIES
Net decrease (increase) in short-term investments, excluding acquisitions	51	2,803
Purchases of securities available for sale	(1,842)	(787)
Proceeds from prepayments and maturities of securities available for sale	655	833
Proceeds from prepayments and maturities of held-to-maturity securities	295	398
Purchases of held-to-maturity securities	(9)	(756)
Purchases of other investments	(16)	(4)
Proceeds from sales of other investments	7	10
Proceeds from prepayments and maturities of other investments	32	—
Net decrease (increase) in loans, excluding acquisitions, sales and transfers	(780)	(1,793)
Proceeds from sales of portfolio loans	61	38
Proceeds from corporate-owned life insurance	16	18
Purchases of premises, equipment, and software	(9)	(19)
Proceeds from sales of premises and equipment	1	1
Proceeds from sales of OREO	4	7
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,534)	749
FINANCING ACTIVITIES
Net increase (decrease) in deposits, excluding acquisitions	866	(484)
Net increase (decrease) in short-term borrowings	82	738
Net proceeds from issuance of long-term debt	1,351	501
Payments on long-term debt	(1,000)	(1,005)
Open market Common Share repurchases	(167)	(156)
Employee equity compensation program Common Share repurchases	(32)	(43)
Net proceeds from reissuance of Common Shares	3	10
Cash dividends paid	(192)	(127)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	911	(566)
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	(67)	(28)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	678	671
CASH AND DUE FROM BANKS AT END OF PERIOD	$611	$643
Additional disclosures relative to cash flows:
Interest paid	$305	$199
Income taxes paid (refunded)	34	9
Noncash items:
Reduction of secured borrowing and related collateral	$1	7
Loans transferred to portfolio from held for sale	5	14
Loans transferred to held for sale from portfolio	(10)	—
Loans transferred to OREO	9	4
CMBS risk retentions	9	—

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

We believe that the unaudited consolidated interim financial statements reflect all adjustments of a normal recurring nature and disclosures that are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our 2018 Form 10-K.

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

ASU 2018-10, Codification Improvements to Topic 842

ASU 2018-11, Leases (Topic 842): Targeted Improvements

ASU 2018-20, Leases (Topic 842): Narrow Scope Improvements for Lessors

ASU 2019-01, Codification Improvements to Topic 842

January 1, 2019
The ASUs create and amend ASC Topic 842, Leases, and supersede Topic 840, Leases. The new guidance requires that a lessee recognize assets and liabilities for leases with lease terms of more than 12 months. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Leveraged leases that commenced before the effective date of the new guidance are grandfathered. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, both types of leases are required to be recognized on the balance sheet. ASC 842 requires enhanced disclosures to better understand the amount, timing, and uncertainty of cash flows arising from leases. Qualitative and quantitative disclosures are required to provide additional information about the amounts recorded in the financial statements. Although substantially unchanged, certain amendments provide clarifications related to lessor accounting.

The guidance should be implemented using a modified retrospective approach. However, entities may choose to measure and present the changes at the beginning of the earliest period presented or to reflect the changes as of the adoption date.

Key adopted this guidance on January 1, 2019, using the package of practical expedients, which allowed Key to maintain historic lease identification and classification, and permitted Key not to reassess initial direct costs under the new guidance. Key also elected the practical expedient on not separating lease components from nonlease components for all of its leases.

Adoption resulted in an increase in right-of-use assets and associated lease liabilities arising from operating leases in which Key is the lessee of approximately $710 million on our Consolidated Balance Sheets at January 1, 2019. Right of use assets, lease liabilities, and other changes as a result of adoption are not reflected in comparable periods presented prior to that date. The adoption of this guidance did not have a material impact on the recognition of operating lease expense in our Consolidated Statements of Income. The amount of the right-of-use assets and associated lease liabilities recorded at adoption was based on the present value of unpaid future minimum lease payments. These payments were discounted using Key’s incremental borrowing rate, consistent with what Key would pay to borrow on a collateralized basis over a term similar to each lease.

For more information, please see Note 9 (“Leases”).

ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities	January 1, 2019
The ASU amends ASC Topic 310-20, Receivables
— Nonrefundable Fees and Other Costs, and shortens the amortization period to the earliest call date for certain callable debt securities held at a premium. Securities held at a discount will continue to be amortized to maturity.

The guidance should be implemented on a modified retrospective basis using a cumulative-effect adjustment.

The adoption of this guidance did not have a material effect on our financial condition or results of operations.
ASU 2018-07, Stock Compensation - Improvements to Nonemployee Share-Based Payment Accounting	January 1, 2019
The ASU amends ASC Topic 718, Stock Compensation, and simplifies the accounting for share based payments granted to nonemployees for goods and services.

The guidance should be implemented on a modified retrospective basis using a cumulative-effect adjustment.

The adoption of this guidance did not affect our financial condition or results of operations.
ASU 2018-13, Fair Value Measurement: Disclosure Framework
September 30, 2018 (removed disclosures only); January 1, 2019, remaining requirements

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

Key removed the disclosures no longer required by the guidance as of September 30, 2018, and early adopted the additional provisions of the standard in the first quarter of 2019. The adoption of this standard did not result in significant changes to Key’s disclosures, and there was no effect to our financial condition or results of operations.

Standard	Date of Adoption	Description	Effect on Financial Statements or Other Significant Matters
ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract	January 1, 2019 Early adoption.
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

Key early adopted this guidance effective January 1, 2019, on a prospective basis. The adoption of this guidance did not have a material effect on our financial condition or results of operations.

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

Our basic and diluted earnings per Common Share are calculated as follows:

	Three months ended March 31,
dollars in millions, except per share amounts	2019	2018
EARNINGS
Income (loss) from continuing operations	$406	$416
Less: Net income (loss) attributable to noncontrolling interests	—	—
Income (loss) from continuing operations attributable to Key	406	416
Less: Dividends on Preferred Stock	20	14
Income (loss) from continuing operations attributable to Key common shareholders	386	402
Income (loss) from discontinued operations, net of taxes	1	2
Net income (loss) attributable to Key common shareholders	$387	$404
WEIGHTED-AVERAGE COMMON SHARES
Weighted-average Common Shares outstanding (000)	1,006,717	1,056,037
Effect of Common Share options and other stock awards	9,787	15,749
Weighted-average Common Shares and potential Common Shares outstanding (000) (a)	1,016,504	1,071,786
EARNINGS PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.38	$.38
Income (loss) from discontinued operations, net of taxes	—	—
Net income (loss) attributable to Key common shareholders (b)	.38	.38

Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$.38	$.38
Income (loss) from discontinued operations, net of taxes — assuming dilution	—	—
Net income (loss) attributable to Key common shareholders — assuming dilution (b)	.38	.38

(a)	Assumes conversion of Common Share options and other stock awards and/or convertible preferred stock, as applicable.

(b)	EPS may not foot due to rounding.

3. Loan Portfolio

in millions	March 31, 2019	December 31, 2018
Commercial and industrial (a)	$46,474	$45,753
Commercial real estate:
Commercial mortgage	14,344	14,285
Construction	1,420	1,666
Total commercial real estate loans	15,764	15,951
Commercial lease financing (b)	4,507	4,606
Total commercial loans	66,745	66,310
Residential — prime loans:
Real estate — residential mortgage	5,615	5,513
Home equity loans	10,846	11,142
Total residential — prime loans	16,461	16,655
Consumer direct loans	2,165	1,809
Credit cards	1,086	1,144
Consumer indirect loans	3,721	3,634
Total consumer loans	23,433	23,242
Total loans (c)	$90,178	$89,552

(a)	Loan balances include $135 million and $132 million of commercial credit card balances at March 31, 2019, and December 31, 2018, respectively.

(b)
Commercial lease financing includes receivables held as collateral for a secured borrowing of $12 million and $10 million at March 31, 2019, and December 31, 2018, respectively. Principal reductions are based on the cash payments received from these related receivables. Additional information pertaining to this secured borrowing is included in Note 19 (“Long-Term Debt”) beginning on page 160 of our 2018 Form 10-K.

(c)	Total loans exclude loans of $1.0 billion at March 31, 2019, and $1.1 billion at December 31, 2018, related to the discontinued operations of the education lending business.

4. Asset Quality

We assess the credit quality of the loan portfolio by monitoring net credit losses, levels of nonperforming assets, delinquencies, and credit quality ratings as defined by management.

Credit Quality Indicators

The prevalent risk characteristic for both commercial and consumer loans is the risk of loss arising from an obligor’s inability or failure to meet contractual payment or performance terms. Evaluation of this risk is stratified and monitored by the loan risk rating grades assigned for the commercial loan portfolios and the refreshed FICO score assigned for the consumer loan portfolios. Additional information pertaining to loan grading and scoring is included in Note 5 (“Asset Quality”) on page 165 of our 2018 Form 10-K.

Commercial Credit Exposure — Excluding PCI
Credit Risk Profile by Creditworthiness Category (a), (b)

	Commercial and industrial		RE — Commercial		RE — Construction		Commercial lease		Total
in millions	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
RATING	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Pass	$44,691	$44,138	$13,734	$13,672	$1,362	$1,537	$4,466	$4,557	$64,253	$63,904
Criticized (Accruing)	1,555	1,402	355	354	55	125	32	41	1,997	1,922
Criticized (Nonaccruing)	170	152	83	81	2	2	9	8	264	243
Total	$46,416	$45,692	$14,172	$14,107	$1,419	$1,664	$4,507	$4,606	$66,514	$66,069

(a)	Credit quality indicators are updated on an ongoing basis and reflect credit quality information as of the dates indicated.

(b)
The term criticized refers to those loans that are internally classified by Key as special mention or worse, which are asset quality categories defined by regulatory authorities. These assets have an elevated level of risk and may have a high probability of default or total loss. Pass rated refers to all loans not classified as criticized.

Consumer Credit Exposure — Excluding PCI
Non-PCI Loans by Refreshed FICO Score (a)

	Residential — Prime		Consumer direct loans		Credit cards		Consumer indirect loans		Total
in millions	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
FICO SCORE	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
750 and above	$9,818	$9,794	$548	$549	$477	$521	$1,679	$1,647	$12,522	$12,511
660 to 749	4,690	4,906	683	700	485	507	1,354	1,320	7,212	7,433
Less than 660	1,394	1,411	217	224	124	116	556	565	2,291	2,316
No Score	242	213	714	333	—	—	132	102	1,088	648
Total	$16,144	$16,324	$2,162	$1,806	$1,086	$1,144	$3,721	$3,634	$23,113	$22,908

(a)
Borrower FICO scores provide information about the credit quality of our consumer loan portfolio as they provide an indication as to the likelihood that a debtor will repay its debts. The scores are obtained from a nationally recognized consumer rating agency and are presented in the above table at the dates indicated.

Commercial Credit Exposure — PCI
Credit Risk Profile by Creditworthiness Category (a), (b)

	Commercial and Industrial		RE — Commercial		RE — Construction		Commercial Lease		Total
in millions	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
RATING	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Pass	$36	$37	$125	$125	$1	$2	—	—	$162	$164
Criticized	22	24	47	53	—	—	—	—	69	77
Total	$58	$61	$172	$178	$1	$2	—	—	$231	$241

(a)	Credit quality indicators are updated on an ongoing basis and reflect credit quality information as of the dates indicated.

(b)
The term “criticized” refers to those loans that are internally classified by Key as special mention or worse, which are asset quality categories defined by regulatory authorities. These assets have an elevated level of risk and may have a high probability of default or total loss. Pass rated refers to all loans not classified as criticized.

Consumer Credit Exposure — PCI
PCI Loans by Refreshed FICO Score (a)

	Residential — Prime		Consumer direct loans		Credit cards		Consumer indirect loans		Total
in millions	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
FICO SCORE	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
750 and above	$126	$137	—	—	—	—	—	—	$126	$137
660 to 749	95	95	$1	$1	—	—	—	—	96	96
Less than 660	90	97	2	2	—	—	—	—	92	99
No Score	6	2	—	—	—	—	—	—	6	2
Total	$317	$331	$3	$3	—	—	—	—	$320	$334

(a)
Borrower FICO scores provide information about the credit quality of our consumer loan portfolio as they provide an indication as to the likelihood that a debtor will repay its debts. The scores are obtained from a nationally recognized consumer rating agency and are presented in the above table at the dates indicated.

Nonperforming and Past Due Loans

Our policies for determining past due loans, placing loans on nonaccrual, applying payments on nonaccrual loans, and resuming accrual of interest for our commercial and consumer loan portfolios are disclosed in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Nonperforming Loans” beginning on page 100 of our 2018 Form 10-K.

The following aging analysis of past due and current loans as of March 31, 2019, and December 31, 2018, provides further information regarding Key’s credit exposure.

Aging Analysis of Loan Portfolio (a)

March 31, 2019	Current	30-59 Days Past Due (b)	60-89 Days Past Due (b)	90 and Greater Days Past Due (b)	Non-performing Loans	Total Past Due and Non-performing Loans	Purchased Credit Impaired	Total Loans (c), (d)
in millions
LOAN TYPE
Commercial and industrial	$46,063	$79	$47	$57	$170	$353	$58	$46,474
Commercial real estate:
Commercial mortgage	14,056	10	7	17	82	116	172	14,344
Construction	1,404	6	—	7	2	15	1	1,420
Total commercial real estate loans	15,460	16	7	24	84	131	173	15,764
Commercial lease financing	4,463	18	12	5	9	44	—	4,507
Total commercial loans	$65,986	$113	$66	$86	$263	$528	$231	$66,745
Real estate — residential mortgage	$5,234	$9	$4	$3	$64	$80	$301	$5,615
Home equity loans	10,583	31	12	9	195	247	16	10,846
Consumer direct loans	2,141	7	4	7	3	21	3	2,165
Credit cards	1,061	7	4	11	3	25	—	1,086
Consumer indirect loans	3,666	26	7	2	20	55	—	3,721
Total consumer loans	$22,685	$80	$31	$32	$285	$428	$320	$23,433
Total loans	$88,671	$193	$97	$118	$548	$956	$551	$90,178

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

(c)	Net of unearned income, net deferred loan fees and costs, and unamortized discounts and premiums.

(d)	Future accretable yield related to PCI loans is not included in the analysis of the loan portfolio.

December 31, 2018	Current	30-59 Days Past Due (b)	60-89 Days Past Due (b)	90 and Greater Days Past Due (b)	Non-performing Loans	Total Past Due and Non-performing Loans	Purchased Credit Impaired	Total Loans (c), (d)
in millions
LOAN TYPE
Commercial and industrial	$45,375	$89	$31	$45	$152	$317	61	$45,753
Commercial real estate:
Commercial mortgage	13,957	27	17	25	81	150	178	14,285
Construction	1,646	—	13	3	2	18	2	1,666
Total commercial real estate loans	15,603	27	30	28	83	168	180	15,951
Commercial lease financing	4,580	12	1	4	9	26	—	4,606
Total commercial loans	$65,558	$128	$62	$77	$244	$511	241	$66,310
Real estate — residential mortgage	$5,119	$11	$3	$4	$62	$80	$314	$5,513
Home equity loans	10,862	31	12	10	210	263	17	11,142
Consumer direct loans	1,780	11	5	6	4	26	3	1,809
Credit cards	1,119	6	5	12	2	25	—	1,144
Consumer indirect loans	3,573	31	7	3	20	61	—	3,634
Total consumer loans	$22,453	$90	$32	$35	$298	$455	$334	$23,242
Total loans	$88,011	$218	$94	$112	$542	$966	$575	$89,552

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

At March 31, 2019, the approximate carrying amount of our commercial nonperforming loans outstanding represented 79% of their original contractual amount owed, total nonperforming loans outstanding represented 82% of their original contractual amount owed, and nonperforming assets in total were carried at 86% of their original contractual amount owed.

Nonperforming loans and loans held for sale reduced expected interest income by $8 million for the three months ended March 31, 2019, and $7 million for the three months ended March 31, 2018.

The following tables set forth a further breakdown of individually impaired loans as of March 31, 2019, and December 31, 2018:

	March 31, 2019			December 31, 2018
	Recorded Investment (a)	Unpaid Principal Balance (b)	Specific Allowance	Recorded Investment (a)	Unpaid Principal Balance (b)	Specific Allowance
in millions
With no related allowance recorded:
Commercial and industrial	$152	$184	—	$118	$175	—
Commercial real estate:
Commercial mortgage	59	70	—	64	70	—
Total commercial real estate loans	59	70	—	64	70	—
Total commercial loans	211	254	—	182	245	—
Real estate — residential mortgage	4	5	—	4	5	—
Home equity loans	47	54	—	49	56	—
Consumer direct loans	—	1	—	1	1	—
Consumer indirect loans	2	4	—	2	4	—
Total consumer loans	53	64	—	56	66	—
Total loans with no related allowance recorded	264	318	—	238	311	—
With an allowance recorded:
Commercial and industrial	17	30	$2	44	47	$5
Commercial real estate:
Commercial mortgage	2	3	—	2	3	1
Total commercial real estate loans	2	3	—	2	3	1
Total commercial loans	19	33	2	46	50	6
Real estate — residential mortgage	43	68	3	45	70	3
Home equity loans	81	87	8	78	85	8
Consumer direct loans	4	4	—	3	3	—
Credit cards	3	3	—	3	3	—
Consumer indirect loans	35	35	3	34	34	2
Total consumer loans	166	197	14	163	195	13
Total loans with an allowance recorded	185	230	16	209	245	19
Total	$449	$548	$16	$447	$556	$19

(a)
The Recorded Investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on our Consolidated Balance Sheet.

(b)	The Unpaid Principal Balance represents the customer’s legal obligation to us.

The following table sets forth a further breakdown of the average individually impaired loans reported by Key:

Average Recorded Investment (a)	Three Months Ended March 31,
in millions	2019	2018
Commercial and industrial	$165	$153
Commercial real estate:
Commercial mortgage	64	12
Total commercial real estate loans	64	12
Total commercial loans	229	165
Real estate — residential mortgage	48	49
Home equity loans	128	120
Consumer direct loans	4	4
Credit cards	3	3
Consumer indirect loans	36	35
Total consumer loans	219	211
Total	$448	$376

(a)
The Recorded Investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on our Consolidated Balance Sheet.

For the three months ended March 31, 2019, and March 31, 2018, interest income recognized on the outstanding balances of accruing impaired loans totaled $3 million and $2 million, respectively.

TDRs

We classify loan modifications as TDRs when a borrower is experiencing financial difficulties and we have granted a concession without commensurate financial, structural, or legal consideration. Additional information pertaining to TDRs is included in Note 5 (“Asset Quality”) on page 117 of our 2018 Form 10-K.

As TDRs are individually evaluated for impairment under the specific reserve methodology, subsequent defaults do not generally have a significant additional impact on the ALLL. Commitments outstanding to lend additional funds to borrowers whose loan terms have been modified in TDRs were $4 million and $5 million at March 31, 2019, and December 31, 2018, respectively.

At March 31, 2019, and December 31, 2018, the recorded investment of consumer residential mortgage loans in the process of foreclosure was approximately $96 million and $113 million, respectively. At March 31, 2019, and December 31, 2018, we had $40 million and $35 million, respectively, of OREO which included the carrying value of foreclosed residential real estate of approximately $39 million and $35 million, respectively.

The following table shows the post-modification outstanding recorded investment by concession type for our commercial and consumer accruing and nonaccruing TDRs that occurred during the periods indicated:

	Three Months Ended March 31,
in millions	2019	2018
Commercial loans:
Extension of Maturity Date	—	$1
Total	—	$1
Consumer loans:
Interest rate reduction	$4	$8
Other	9	12
Total	$13	$20
Total commercial and consumer TDRs	$13	$21

The following table summarizes the change in the post-modification outstanding recorded investment of our accruing and nonaccruing TDRs during the periods indicated:

	Three Months Ended March 31,
in millions	2019	2018
Balance at beginning of the period	$399	$317
Additions	14	21
Payments	(39)	(19)
Charge-offs	(9)	(2)
Balance at end of period	$365	$317

A further breakdown of TDRs included in nonperforming loans by loan category for the periods indicated are as follows:

	March 31, 2019			December 31, 2018
	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
dollars in millions
LOAN TYPE
Nonperforming:
Commercial and industrial	27	$89	$57	35	$121	$85
Commercial real estate:
Commercial mortgage	7	66	58	6	66	62
Total commercial real estate loans	7	66	58	6	66	62
Total commercial loans	34	155	115	41	187	147
Real estate — residential mortgage	284	20	18	281	21	20
Home equity loans	884	52	49	1,142	66	63
Consumer direct loans	120	2	1	171	2	1
Credit cards	225	1	1	330	2	2
Consumer indirect loans	974	16	14	1,098	18	14
Total consumer loans	2,487	91	83	3,022	109	100
Total nonperforming TDRs	2,521	246	198	3,063	296	247
Prior-year accruing:(a)
Commercial and industrial	9	38	31	11	37	32
Commercial real estate
Commercial mortgage	1	—	—	2	—	—
Total commercial real estate loans	1	—	—	2	—	—
Total commercial loans	10	38	31	13	37	32
Real estate — residential mortgage	481	35	30	491	36	30
Home equity loans	1,648	96	79	1,403	82	64
Consumer direct loans	136	5	3	79	4	3
Credit cards	598	3	1	479	3	1
Consumer indirect loans	753	37	23	556	33	22
Total consumer loans	3,616	176	136	3,008	158	120
Total prior-year accruing TDRs	3,626	214	167	3,021	195	152
Total TDRs	6,147	$460	$365	6,084	$491	$399

(a)	All TDRs that were restructured prior to January 1, 2019, and January 1, 2018, and are fully accruing.

Commercial loan TDRs are considered defaulted when principal and interest payments are 90 days past due. Consumer loan TDRs are considered defaulted when principal and interest payments are more than 60 days past due. During the three months ended March 31, 2019, there were no commercial loan TDRs and 74 consumer loan TDRs with a combined recorded investment of $2 million that experienced payment defaults after modifications resulting in TDR status during 2018. During the three months ended March 31, 2018, there were no commercial loan TDRs and 41 consumer loan TDRs with a combined recorded investment of $1 million that experienced payment defaults after modifications resulting in TDR status during 2017.

ALLL and Liability for Credit Losses on Unfunded Lending-Related Commitments

We determine the appropriate level of the ALLL on at least a quarterly basis. The methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” beginning on page 101 of our 2018 Form 10-K.

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

The ALLL at March 31, 2019, represents our best estimate of the incurred credit losses inherent in the loan portfolio at that date. The changes in the ALLL by loan category for the periods indicated are as follows:

Three months ended March 31, 2019:

in millions	December 31, 2018	Provision		Charge-offs	Recoveries	March 31, 2019
Commercial and Industrial	$532	$24		$(36)	$10	$530
Commercial real estate:
Real estate — commercial mortgage	142	6		(5)	1	144
Real estate — construction	33	(1)		(4)	—	28
Total commercial real estate loans	175	5		(9)	1	172
Commercial lease financing	36	6		(8)	1	35
Total commercial loans	743	35		(53)	12	737
Real estate — residential mortgage	7	1		(1)	1	8
Home equity loans	35	3		(4)	2	36
Consumer direct loans	30	12		(10)	1	33
Credit cards	48	8		(11)	2	47
Consumer indirect loans	20	5		(8)	5	22
Total consumer loans	140	29		(34)	11	146
Total ALLL — continuing operations	883	64	(a)	(87)	23	883
Discontinued operations	14	2		(4)	1	13
Total ALLL — including discontinued operations	$897	$66		$(91)	$24	$896

(a)	Excludes a credit for losses on lending-related commitments of $2 million.

Three months ended March 31, 2018:

in millions	December 31, 2017	Provision		Charge-offs	Recoveries	March 31, 2018
Commercial and Industrial	$529	$35		$(37)	$6	$533
Commercial real estate:
Real estate — commercial mortgage	133	4		(1)	—	136
Real estate — construction	30	2		—	1	33
Total commercial real estate loans	163	6		(1)	1	169
Commercial lease financing	43	(3)		(1)	1	40
Total commercial loans	735	38		(39)	8	742
Real estate — residential mortgage	7	3		(1)	—	9
Home equity loans	43	(4)		(4)	3	38
Consumer direct loans	28	5		(8)	2	27
Credit cards	44	12		(12)	1	45
Consumer indirect loans	20	4		(8)	4	20
Total consumer loans	142	20		(33)	10	139
Total ALLL — continuing operations	877	58	(a)	(72)	18	881
Discontinued operations	16	2		(4)	2	16
Total ALLL — including discontinued operations	$893	$60		$(76)	$20	$897

(a)	Excludes a provision for losses on lending-related commitments of $3 million.

A breakdown of the individual and collective ALLL and the corresponding loan balances as of March 31, 2019, follows:

	Allowance			Outstanding
March 31, 2019	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired	Loans		Individually Evaluated for Impairment	Collectively Evaluated for Impairment		Purchased Credit Impaired
in millions
Commercial and industrial	$2	$527	$1	$46,474		$169	$46,247		$58
Commercial real estate:
Commercial mortgage	—	142	2	14,344		61	14,111		172
Construction	—	28	—	1,420		—	1,419		1
Total commercial real estate loans	—	170	2	15,764		61	15,530		173
Commercial lease financing	—	35	—	4,507		—	4,507		—
Total commercial loans	2	732	3	66,745		230	66,284		231
Real estate — residential mortgage	3	4	1	5,615		47	5,267		301
Home equity loans	8	27	1	10,846		128	10,702		16
Consumer direct loans	—	33	—	2,165		4	2,158		3
Credit cards	—	47	—	1,086		3	1,083		—
Consumer indirect loans	3	19	—	3,721		37	3,684		—
Total consumer loans	14	130	2	23,433		219	22,894		320
Total ALLL — continuing operations	16	862	5	90,178		449	89,178		551
Discontinued operations	2	11	—	1,019	(a)	23	996	(a)	—
Total ALLL — including discontinued operations	$18	$873	$5	$91,197		$472	$90,174		$551

(a)	Amount includes $2 million of loans carried at fair value that are excluded from ALLL consideration.

A breakdown of the individual and collective ALLL and the corresponding loan balances as of December 31, 2018, follows:

	Allowance			Outstanding
December 31, 2018	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired	Loans		Individually Evaluated for Impairment	Collectively Evaluated for Impairment		Purchased Credit Impaired
in millions
Commercial and Industrial	$5	$526	$1	$45,753		$162	$45,530		$61
Commercial real estate:
Commercial mortgage	—	139	3	14,285		66	14,041		178
Construction	—	33	—	1,666		—	1,664		2
Total commercial real estate loans	—	172	3	15,951		66	15,705		180
Commercial lease financing	—	36	—	4,606		—	4,606		—
Total commercial loans	5	734	4	66,310		228	65,841		241
Real estate — residential mortgage	3	4	—	5,513		49	5,150		314
Home equity loans	8	26	1	11,142		127	10,998		17
Consumer direct loans	—	30	—	1,809		4	1,802		3
Credit cards	—	48	—	1,144		3	1,141		—
Consumer indirect loans	3	17	—	3,634		36	3,598		—
Total consumer loans	14	125	1	23,242		219	22,689		334
Total ALLL — continuing operations	19	859	5	89,552		447	88,530		575
Discontinued operations	2	12	—	1,073	(a)	23	1,050	(a)	—
Total ALLL — including discontinued operations	$21	$871	$5	$90,625		$470	$89,580		$575

(a)	Amount includes $2 million of loans carried at fair value that are excluded from ALLL consideration.

The liability for credit losses inherent in unfunded lending-related commitments, such as letters of credit and unfunded loan commitments, is included in “accrued expense and other liabilities” on the balance sheet. We establish the amount of this reserve by considering both historical trends and current market conditions quarterly, or more often if deemed necessary.

Changes in the liability for credit losses on unfunded lending-related commitments are summarized as follows:

	Three months ended March 31,
in millions	2019	2018
Balance at beginning of period	$64	$57
Provision (credit) for losses on lending-related commitments	(2)	3
Balance at end of period	$62	$60

PCI Loans

Purchased loans that have evidence of deterioration in credit quality since origination and for which it is probable, at acquisition, that all contractually required payments will not be collected are deemed PCI. Our policies for determining, recording payments on, and derecognizing PCI loans are disclosed in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Purchased Loans” beginning on page 105 of our 2018 Form 10-K.

We have PCI loans from two separate acquisitions, one in 2012 and one in 2016. The following tables present the roll-forward of the accretable yield and the beginning and ending outstanding unpaid principal balance and carrying amount of all PCI loans for the three months ended March 31, 2019, and the twelve months ended December 31, 2018.

	Three Months Ended March 31,
	2019
in millions	Accretable Yield	Carrying Amount	Outstanding Unpaid Principal Balance
Balance at beginning of period	$117	$571	$607
Accretion	(10)
Net reclassifications from nonaccretable to accretable	13
Payments received, net	(2)
Balance at end of period	$118	$547	$578

	Twelve Months Ended December 31,
	2018
in millions	Accretable Yield	Carrying Amount	Outstanding Unpaid Principal Balance
Balance at beginning of period	$131	$738	$803
Accretion	(42)
Net reclassifications from nonaccretable to accretable	50
Payments received, net	(21)
Loans charged off	(1)
Balance at end of period	$117	$571	$607

5. Fair Value Measurements

In accordance with GAAP, Key measures certain assets and liabilities at fair value. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between market participants in our principal market. Additional information regarding our accounting policies for determining fair value is provided in Note 6 (“Fair Value Measurements”) and Note 1 (“Summary of Significant Accounting Policies”) under the heading “Fair Value Measurements” of our 2018 Form 10-K.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are measured at fair value on a recurring basis in accordance with GAAP. The following tables present these assets and liabilities at March 31, 2019, and December 31, 2018.

	March 31, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
in millions
ASSETS MEASURED ON A RECURRING BASIS
Trading account assets:
U.S. Treasury, agencies and corporations	—	$746	—	$746	—	$578	—	$578
States and political subdivisions	—	46	—	46	—	60	—	60
Other mortgage-backed securities	—	85	—	85	—	164	—	164
Other securities	1	68	—	69	—	22	—	22
Total trading account securities	1	945	—	946	—	824	—	824
Commercial loans	—	33	—	33	—	25	—	25
Total trading account assets	1	978	—	979	—	849	—	849
Securities available for sale:
U.S. Treasury, agencies and corporations	—	270	—	270	—	147	—	147
States and political subdivisions	—	6	—	6	—	7	—	7
Agency residential collateralized mortgage obligations	—	14,080	—	14,080	—	13,962	—	13,962
Agency residential mortgage-backed securities	—	2,143	—	2,143	—	2,105	—	2,105
Agency commercial mortgage-backed securities	—	4,330	—	4,330	—	3,187	—	3,187
Other securities	—	—	$25	25	—	—	$20	20
Total securities available for sale	—	20,829	25	20,854	—	19,408	20	19,428
Other investments:
Principal investments:
Direct	—	—	1	1	—	—	1	1
Indirect (measured at NAV) (a)	—	—	—	83	—	—	—	96
Total principal investments	—	—	1	84	—	—	1	97
Equity investments:
Direct	—	1	8	9	—	1	7	8
Direct (measured at NAV) (a)	—	—	—	1	—	—	—	1
Indirect (measured at NAV) (a)	—	—	—	9	—	—	—	9
Total equity investments	—	1	8	19	—	1	7	18
Total other investments	—	1	9	103	—	1	8	115
Loans, net of unearned income (residential)	—	—	3	3	—	—	3	3
Loans held for sale (residential)	—	70	1	71	—	54	—	54
Derivative assets:
Interest rate	—	526	3	529	—	410	5	415
Foreign exchange	$45	31	—	76	$70	$36	$—	$106
Commodity	—	233	—	233	—	333	—	333
Credit	—	1	—	1	—	1	—	1
Other	—	7	4	11	—	6	3	9
Derivative assets	45	798	7	850	70	786	8	864
Netting adjustments (b)	—	—	—	(324)	—	—	—	(333)
Total derivative assets	45	798	7	526	70	786	8	531
Accrued income and other assets	—	—	—	—	—	—	—	—
Total assets on a recurring basis at fair value	$46	$22,676	$45	$22,536	$70	$21,098	$39	$20,980
LIABILITIES MEASURED ON A RECURRING BASIS
Bank notes and other short-term borrowings:
Short positions	$10	$669	—	$679	$14	$530	—	$544
Derivative liabilities:
Interest rate	—	237	—	237	—	297	—	297
Foreign exchange	36	32	—	68	58	37	—	95
Commodity	—	223	—	223	—	323	—	323
Credit	—	2	$1	3	—	1	—	1
Other	—	8	—	8	—	7	—	7
Derivative liabilities	36	502	1	539	58	665	—	723
Netting adjustments (b)	—	—	—	(336)	—	—	—	(337)
Total derivative liabilities	36	502	1	203	58	665	—	386
Accrued expense and other liabilities	—	—	—	—	—	—	—	—
Total liabilities on a recurring basis at fair value	$46	$1,171	$1	$882	$72	$1,195	—	$930

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

For level 3 securities, increases (decreases) in the discount rate and marketability discount used in the discounted cash flow models would have resulted in lower (higher) fair value measurements. Higher volatility factors would have further magnified changes in fair value.

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

We are in the process of winding down our direct principal investment portfolio. As of March 31, 2019, the balance is less than $1 million.
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

Under the provisions of the Volcker Rule, we are required to dispose or conform our indirect investments to the requirements of the statute by no later than July 21, 2022. As of March 31, 2019, we have not committed to a plan to sell these investments. Therefore, these investments continue to be valued using the net asset value per share methodology.
NAV

The following table presents the fair value of our direct and indirect principal investments and related unfunded commitments at March 31, 2019, as well as financial support provided for the three months ended March 31, 2019, and March 31, 2018.

			Financial support provided
			Three months ended March 31,
	March 31, 2019		2019		2018
in millions	Fair Value	Unfunded Commitments	Funded Commitments	Funded Other	Funded Commitments	Funded Other
INVESTMENT TYPE
Direct investments	$1	—	—	$1	—	—
Indirect investments (measured at NAV) (a)	83	$25	$1	—	—	—
Total	$84	$25	1	$1	—	—

(a)
Our indirect investments consist of buyout funds, venture capital funds, and fund of funds. These investments are generally not redeemable. Instead, distributions are received through the liquidation of the underlying investments of the fund. An investment in any one of these funds typically can be sold only with the approval of the fund’s general partners. At March 31, 2019, no significant liquidation of the underlying investments has been communicated to Key. The purpose of funding our capital commitments to these investments is to allow the funds to make additional follow-on investments and pay fund expenses until the fund dissolves. We, and all other investors in the fund, are obligated to fund the full amount of our respective capital commitments to the fund based on our and their respective ownership percentages, as noted in the applicable Limited Partnership Agreement.

Asset/liability class	Valuation technique	Valuation hierarchy classification(s)
Other direct equity investments
Fair value is determined using:
• Discounted cash flows
• Operating performance and market/exit multiples of comparable businesses
• Other unique facts and circumstances related to each individual investment
For level 3 securities, increases (decreases) in the discount rate and marketability discount used in the discounted cash flow models would have resulted in lower (higher) fair value measurements. Higher volatility factors would have further magnified changes in fair value. Level 2 investments reflect the price of recent investments, which is deemed representative of fair value.
Level 2 and 3
Other direct and indirect equity investments (NAV)
Certain direct investments do not have readily determinable fair values and qualify for the practical expedient in the accounting guidance that allows us to estimate fair value based upon net asset value per share.
NAV
Loans held for sale and held for investment (residential)
Residential mortgage loans held for sale are accounted for at fair value. The election of the fair value option aligns the accounting for these assets with the related forward loan sale commitments. Fair values are based on:
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
Fair value is based upon:
• Unobservable bid information from brokers and investors
Higher (lower) unobservable bid information would have resulted in higher (lower) fair value measurements.
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
Derivatives (continued)
We have several customized derivative instruments and risk participations that are classified as Level 3 instruments. These derivative positions are valued using internally developed models, with inputs consisting of available market data, such as:

• Bond spreads and asset values

The unobservable internally derived assumptions include:

• Loss probabilities

• Internal risk ratings of customers

The fair value represents an estimate of the amount that the risk participation counterparty would need to pay/receive as of the measurement date based on the probability of customer default on the swap transaction and the fair value of the underlying customer swap. Therefore, higher (lower) loss probabilities and internal risk ratings would have resulted in a lower (higher) fair value measurement of the risk participations. A directionally similar change would have also applied to other customized derivative instruments classified as Level 3.

We use interest rate lock commitments for our residential mortgage business, which are classified as Level 3 instruments. The significant components of the valuation model include:

• Interest rates observable in the market

• Investor supplied prices for similar securities

• The probability of the loan closing (i.e. the "pull-through" amount, a significant unobservable input). Increases (decreases) in the probability of the loan closing would have resulted in higher (lower) fair value measurements.
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
Level 1 and 2

Changes in Level 3 Fair Value Measurements

The following table shows the components of the change in the fair values of our Level 3 financial instruments for the three months ended March 31, 2019, and March 31, 2018.

in millions	Beginning of Period Balance	Gains (Losses) Included in Other Comprehensive Income	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers Other	Transfers into Level 3		Transfers out of Level 3		End of Period Balance	Unrealized Gains (Losses) Included in Earnings
Three months ended March 31, 2019
Securities available for sale
Other securities	$20	$5	—		—	—	—	—	—		—		$25	—
Other investments
Principal investments
Direct	1	—	—	(a)	$1	$(1)	—	—	—		—		1	—	(a)
Equity investments
Direct	7	—	—		—	—	—	—	$1		—		8	—
Loans held for sale	—	—	—		—	—	—	$1	—		—		1	—
Loans held for investment	3	—	—		—	—	—	—	—		—		3	—
Derivative instruments (b)
Interest rate	5	—	$1	(c)	—	—	—	—	1	(d)	$(4)	(d)	3	—
Credit	—	—	—	(c)	(1)	—	—	—	—		—		(1)	—
Other (e)	3	—	—		—	—	—	1	—		—		4	—

in millions	Beginning of Period Balance	Gains (Losses) Included in Other Comprehensive Income	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers Other	Transfers into Level 3		Transfers out of Level 3		End of Period Balance	Unrealized Gains (Losses) Included in Earnings
Three months ended March 31, 2018
Securities available for sale
Other securities	$20	—	—		—	—	—	—	—		—		$20	—
Other investments
Principal investments
Direct	13	$—	$(1)	(a)	—	—	—	—	—		—		12	$(1)	(a)
Equity investments
Direct	3	—	—		—	—	—	—	$4		—		7	—
Loans held for sale	1	—	—		—	—	—	—	—		—		1	—
Loans held for investment (residential)	2	—	—		—	—	—	—	—		—		2	—
Derivative instruments (b)
Interest rate	9	—	(1)	(c)	—	—	—	—	1	(d)	$(5)	(d)	4	—
Credit	1	—	(5)	(c)	—	—	$4	—	—		—		—	—
Other (e)	3	—	—		—	—	—	$—	—		—		3	—

(a)	Realized and unrealized gains and losses on principal investments are reported in “other income” on the income statement.

(b)	Amounts represent Level 3 derivative assets less Level 3 derivative liabilities.

(c)	Realized and unrealized gains and losses on derivative instruments are reported in “corporate services income” and “other income” on the income statement.

(d)
Certain derivatives previously classified as Level 2 were transferred to Level 3 because Level 3 unobservable inputs became significant. Certain derivatives previously classified as Level 3 were transferred to Level 2 because Level 3 unobservable inputs became less significant.

(e)	Amounts represent Level 3 interest rate lock commitments.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in accordance with GAAP. The adjustments to fair value generally result from the application of accounting guidance that requires assets and liabilities to be recorded at the lower of cost or fair value, or assessed for impairment. There were no liabilities measured at fair value on a nonrecurring basis at March 31, 2019, and December 31, 2018.

The following table presents our assets measured at fair value on a nonrecurring basis at March 31, 2019, and December 31, 2018:

	March 31, 2019				December 31, 2018
in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A NONRECURRING BASIS
Impaired loans and leases	—	$—	$17	$17	—	—	$42	$42
Accrued income and other assets	—	—	2	2	—	$—	16	16
Total assets on a nonrecurring basis at fair value	—	$—	$19	$19	—	$—	$58	$58

Qualitative Disclosures of Valuation Techniques

The following table describes the valuation techniques and significant inputs used to measure the significant classes of assets and liabilities reported at fair value on a nonrecurring basis, as well as the classification of each within the valuation hierarchy.

Asset/liability class	Valuation technique	Valuation hierarchy classification(s)
Impaired loans and leases
Loans are evaluated for impairment on a quarterly basis; impairment typically occurs when there is evidence of a probable loss and the expected value of the loan is less than the contractual value of the loan.  The amount of the impairment may be determined based on the estimated present value of future cash flows, the fair value of the underlying collateral (Level 3), or the loan’s observable market price based on recent sales of similar loans and collateral (Level 2).

Cash flow analysis considers internally developed inputs including:

• Discount rates

• Default rates

• Changes in collateral values and costs of foreclosure
Level 2 and 3
Commercial loans held for sale
Through a quarterly analysis of our loan portfolios held for sale, which include both performing and nonperforming commercial loans, we determine any adjustments necessary to record the portfolios at the lower of cost or fair value in accordance with GAAP. Valuation inputs include:

• Non-binding bids for the respective loans or similar loans

• Recent sales transactions

• Internal models that emulate recent securitizations
Level 2 and 3

Asset/liability class	Valuation technique	Valuation hierarchy classification(s)
Direct financing leases and operating lease assets held for sale
Valuations of direct financing leases and operating lease assets held for sale are performed using an internal model that relies on market data, including:

• Swap rates and bond ratings
• Our own assumptions about the exit market for the leases
• Details about the individual leases in the portfolio
Leases for which we receive a current nonbinding bid, and for which the sale is considered probable, may be classified as Level 2. Valuations of lease and operating lease assets held for sale that employ our own assumptions are classified as Level 3 assets. The inputs based on our own assumptions include changes in the value of leased items and internal credit ratings.
Level 2 and 3
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
Level 2 and 3
LIHTC, HTC, and NMTC investments
Valuation of LIHTC, HTC and NMTC involves measuring the present value of future tax benefits and comparing that value against the current carrying value of the investment. Expected future tax benefit are discounted to their present value using discounted cash flow modeling that incorporates an appropriate risk premium. LIHTC and HTC investments are impaired when it is more likely than not that the carrying amount of the investment will not be realized.
Level 3
Other equity investments
We have other investments in equity securities that do not have readily determinable fair values and do not qualify for the practical expedient to measure the investment using a net asset value per share. We have elected to measure these securities at cost less impairment plus or minus adjustments due to observable orderly transactions.

Impairment is recorded when there is evidence that the expected fair value of the investment has declined to below the recorded cost. At each reporting period, we assess if these investments continue to qualify for this measurement alternative. At March 31, 2019, and December 31, 2018, the carrying amount of equity investments under this method was $127 million and $107 million, respectively. No impairment was recorded for the three months ended March 31, 2019.
Level 3
Mortgage Servicing Rights	Refer to Note 8. Mortgage Servicing Assets	Level 3

Quantitative Information about Level 3 Fair Value Measurements

The following table describes the significant unobservable inputs of our level 3 assets and liabilities:

March 31, 2019	Level 3 Asset (Liability)	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average) (b), (c)
dollars in millions
Recurring
Securities available-for-sale:
Other investments	$25	Discounted cash flows	Discount rate	14.34 - 15.01% (14.62%)
			Marketability discount	N/A (30.00%)
			Volatility factor	37.00 - 42.00% (39.93%)
Other investments:(a)
Equity investments
Direct	8	Discounted cash flows	Discount rate	14.83 - 17.59% (15.72%)
			Marketability discount	N/A (30.00%)
			Volatility factor	N/A (49.00%)
Loans held for sale (residential)	1	Market comparable pricing	Comparability factor	80.50 - 97.00% (86.74%)
Loans held for investment (residential)	3	Market comparable pricing	Comparability factor	77.57 - 94.75% (89.50%)
Derivative instruments:
Interest rate	3	Discounted cash flows	Probability of default	.02 - 100% (2.1%)
			Internal risk rating	1 - 19 (8.80)
			Loss given default	0 - 1 (.49)
Credit	(1)	Discounted cash flows	Probability of default	.02 - 100% (2.57%)
			Internal risk rating	1 - 19 (9.32)
			Loss given default	0 - 1 (.50)
Other(d)	4	Discounted cash flows	Loan closing rates	35.93 - 99.69% (76.10%)
Nonrecurring
Impaired loans	$17	Fair value of underlying collateral	Discount rate	20.00 - 50.00% (23.00%)
Accrued income and other assets:
OREO and other Level 3 assets	$2	Appraised value	Appraised value	N/M

December 31, 2018	Level 3 Asset (Liability)	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average(b)(c))
dollars in millions
Nonrecurring
Impaired loans	$42	Fair value of underlying collateral	Discount rate	20.00 - 40.00% (21.00%)

(a)	Principal investments, direct is excluded from this table as the balance at March 31, 2019, is insignificant (less than $1 million).

(b)	The weighted average of significant unobservable inputs is calculated using a weighting relative to fair value.

(c)	For significant unobservable inputs with no range, a single figure is reported to denote the single quantitative factor used.

(d)	Amounts represent interest rate lock commitments.

Fair Value Disclosures of Financial Instruments

The levels in the fair value hierarchy ascribed to our financial instruments and the related carrying amounts at March 31, 2019, and December 31, 2018, are shown in the following tables. Assets and liabilities are further arranged by measurement category.

	March 31, 2019
		Fair Value
in millions	Carrying Amount	Level 1	Level 2	Level 3	Measured at NAV	Netting Adjustment		Total
ASSETS (by measurement category)
Fair value - net income
Trading account assets (b)	$979	$1	$978	—	—	—		$979
Other investments (b)	646	—	1	$552	$93	—		646
Loans, net of unearned income (d)	3	—	—	3	—	—		3
Loans held for sale (b)	71	—	70	1	—	—		71
Derivative assets - trading (b)	489	45	774	7	—	$(337)	(f)	489
Fair value - OCI
Securities available for sale (b)	20,854	—	20,829	$25	—	—		20,854
Derivative assets - hedging (b)(g)	37	—	24	—	—	13	(f)	37
Amortized cost
Held-to-maturity securities (c)	11,234	—	10,997	—	—	—		10,997
Loans, net of unearned income (d)	89,292	—	—	87,378	—	—		87,378
Loans held for sale (b)	823	—	—	823	—	—		823
Other
Cash and short-term investments (a)	3,122	3,122	—	—	—	—		3,122
LIABILITIES (by measurement category)
Fair value - net income
Derivative liabilities - trading (b)	$198	$36	$492	1	—	$(331)	(f)	$198
Fair value - OCI
Derivative liabilities - hedging (b)(g)	5	—	10	—	—	(5)	(f)	5
Amortized cost
Time deposits (e)	13,969	—	14,076	—	—	—		14,076
Short-term borrowings (a)	945	$10	935	—	—	—		945
Long-term debt (e)	14,168	13,235	1,222	—	—	—		14,457
Other
Deposits with no stated maturity (a)	94,206	—	94,206	—	—	—		94,206

	December 31, 2018
		Fair Value
in millions	Carrying Amount	Level 1	Level 2	Level 3	Measured at NAV	Netting Adjustment		Total
ASSETS (by measurement category)
Fair value - net income
Trading account assets (b)	$849	—	$849	—	—	—		$849
Other investments (b)	666	—	1	$559	$106	—		666
Loans, net of unearned income (d)	3	—	—	3	—	—		3
Loans held for sale (b)	54	—	54	—	—	—		54
Derivative assets - trading (b)	462	$68	736	8	—	$(350)	(f)	462
Fair value - OCI
Securities available for sale (b)	19,428	—	19,408	20	—	—		19,428
Derivative assets - hedging (b)(g)	69	2	50	—	—	17	(f)	69
Amortized cost
Held-to-maturity securities (c)	11,519	—	11,122	—	—	—		11,122
Loans, net of unearned income (d)	88,666	—	—	86,224	—	—		86,224
Loans held for sale (b)	1,173	—	—	1,173	—	—		1,173
Other
Cash and short-term investments (a)	3,240	3,240	—	—	—	—		3,240
LIABILITIES (by measurement category)
Fair value - net income
Derivative liabilities - trading (b)	$395	$58	$675	—	—	$(338)	(f)	$395
Fair value - OCI
Derivative liabilities - hedging (b)(g)	(9)	—	(10)	—	—	1	(f)	(9)
Amortized cost
Time deposits (e)	13,245	—	13,331	—	—	—		13,331
Short-term borrowings (a)	863	14	849	—	—	—		863
Long-term debt (e)	13,732	12,576	$1,211	—	—	—		13,787
Other
Deposits with no stated maturity (a)	94,064	—	94,064	—	—	—		94,064
Valuation Methods and Assumptions

(a)	Fair value equals or approximates carrying amount. The fair value of deposits with no stated maturity does not take into consideration the value ascribed to core deposit intangibles.

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

(g)
Derivative assets-hedging and derivative liabilities-hedging includes both cash flow and fair value hedges. Additional information regarding our accounting policies for cash flow and fair value hedges is provided in Note 1 (“1. Summary of Significant Accounting Policies”) under the heading “Derivatives and Hedging” beginning on page 103 of our 2018 Form 10-K.

Education lending business. The discontinued education lending business consists of loans in portfolio recorded at carrying value with appropriate valuation reserves, and loans in portfolio recorded at fair value. All of these loans were excluded from the table above as follows:

•	Loans at carrying value, net of allowance, of $1.0 billion ($0.8 billion at fair value) at March 31, 2019, and $1.1 billion ($0.9 billion at fair value) at December 31, 2018;

•	Portfolio loans at fair value of $2 million at March 31, 2019, and $2 million at December 31, 2018.

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

	March 31, 2019				December 31, 2018
in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies, and corporations	$272	—	$2	$270	$150	—	$3	$147
States and political subdivisions	6	—	—	6	7	—	—	7
Agency residential collateralized mortgage obligations	14,277	$45	242	14,080	14,315	$20	373	13,962
Agency residential mortgage-backed securities	2,138	27	22	2,143	2,128	13	36	2,105
Agency commercial mortgage-backed securities	4,392	46	108	4,330	3,300	19	132	3,187
Other securities	17	8	—	25	17	3	—	20
Total securities available for sale	$21,102	$126	$374	$20,854	$19,917	$55	$544	$19,428
HELD-TO-MATURITY SECURITIES
Agency residential collateralized mortgage obligations	$6,762	6	$175	$6,593	$7,021	2	$254	$6,769
Agency residential mortgage-backed securities	475	—	6	469	490	$—	14	476
Agency commercial mortgage-backed securities	3,982	7	69	3,920	3,996	2	133	3,865
Other securities	15	—	—	15	12	—	—	12
Total held-to-maturity securities	$11,234	$13	$250	$10,997	$11,519	$4	$401	$11,122

The following table summarizes our securities that were in an unrealized loss position as of March 31, 2019, and December 31, 2018.

	Duration of Unrealized Loss Position
	Less than 12 Months			12 Months or Longer		Total
in millions	Fair Value	Gross Unrealized Losses		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2019
Securities available for sale:
U.S Treasury, agencies, and corporations	—	—		$148	$2	$148	$2
Agency residential collateralized mortgage obligations	$347	$1		9,807	241	10,154	242
Agency residential mortgage-backed securities	1	—	(a)	1,047	22	1,048	22
Agency commercial mortgage-backed securities	—	—		1,742	108	1,742	108
Held-to-maturity securities: (a)
Agency residential collateralized mortgage obligations	77	—	(a)	6,092	175	6,169	175
Agency residential mortgage-backed securities	95	—	(a)	374	6	469	6
Agency commercial mortgage-backed securities	203	—	(a)	2,593	69	2,796	69
Other securities (a)	3	—	(a)	—	—	3	—
Total temporarily impaired securities	$726	$1		$21,803	$623	$22,529	$624
December 31, 2018
Securities available for sale:
U.S. Treasury, agencies, and corporations	—	—		$147	$3	$147	$3
Agency residential collateralized mortgage obligations	$570	$2		10,945	371	11,515	373
Agency residential mortgage-backed securities	4	—	(b)	1,087	36	1,091	36
Agency commercial mortgage-backed securities	—	—		1,729	132	1,729	132
Held-to-maturity securities:
Agency residential collateralized mortgage obligations	—	—		6,416	254	6,416	254
Agency residential mortgage-backed securities	—	—		475	14	475	14
Agency commercial mortgage-backed securities	73	—	(b)	3,359	133	3,432	133
Total temporarily impaired securities	$647	$2		$24,158	$943	$24,805	$945

(a)
At March 31, 2019, gross unrealized losses totaled less than $1 million for agency residential mortgage-backed securities available for sale and less than $1 million for all held-to-maturity securities with a loss duration of less than 12 months.

(b)
At December 31, 2018, gross unrealized losses totaled less than $1 million for agency residential mortgage-backed securities available for sale with a loss duration of less than 12 months and less than $1 million for agency commercial mortgage-backed securities held-to-maturity with a loss duration of less than 12 months.

At March 31, 2019, we had $242 million of gross unrealized losses related to 403 fixed-rate agency residential CMOs that we invested in as part of our overall A/LM strategy. These securities had a weighted-average maturity of 4.21 years at March 31, 2019. At March 31, 2019, we also had $22 million of gross unrealized losses related to 240 agency residential mortgage-backed securities positions and $108 million of gross unrealized losses related to 14 agency commercial mortgage backed securities positions with weighted-average maturities of 3.94 years and 4.06 years, respectively. Because these securities have a fixed interest rate, their fair value is sensitive to movements in market interest rates. These unrealized losses are considered temporary since we expect to collect all contractually due amounts from these securities. Accordingly, these investments were reduced to their fair value through OCI, not through earnings.

We regularly assess our securities portfolio for OTTI. The assessments are based on the nature of the securities, the underlying collateral, the financial condition of the issuer, the extent and duration of the loss, our intent related to the individual securities, and the likelihood that we will have to sell securities prior to expected recovery. We did not have any impairment losses recognized in earnings for the three months ended March 31, 2019.

At March 31, 2019, securities available for sale and held-to-maturity securities totaling $9.0 billion were pledged to secure securities sold under repurchase agreements, to secure public and trust deposits, to facilitate access to secured funding, and for other purposes required or permitted by law.

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

March 31, 2019	Securities Available for Sale		Held to Maturity Securities
in millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$271	$276	$52	$52
Due after one through five years	15,750	15,510	6,791	6,647
Due after five through ten years	5,071	5,057	4,391	4,298
Due after ten years	10	11	—	—
Total	$21,102	$20,854	$11,234	$10,997

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

At March 31, 2019, after taking into account the effects of bilateral collateral and master netting agreements, we had $37 million of derivative assets and $5 million of derivative liabilities that relate to contracts entered into for hedging purposes. As of the same date, after taking into account the effects of bilateral collateral and master netting agreements and a reserve for potential future losses, we had derivative assets of $489 million and derivative liabilities of $198 million that were not designated as hedging instruments. These positions are primarily comprised of derivative contracts entered into for client accommodation purposes.

Additional information regarding our accounting policies for derivatives is provided in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Derivatives and Hedging” beginning on page 103 of our 2018 Form 10-K. Our derivative strategies and related risk management objectives are described in Note 8 (“Derivatives and Hedging Activities”) beginning on page 132 of our 2018 Form 10-K.

Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments

The following table summarizes the fair values of our derivative instruments on a gross and net basis as of March 31, 2019, and December 31, 2018. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements, but after the variation margin payments with central clearing organizations have been applied as settlement, as applicable. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Securities collateral related to legally enforceable master netting agreements is not offset on the balance sheet. Our derivative instruments are included in “accrued income and other assets” or “accrued expenses and other liabilities” on the balance sheet, as follows:

	March 31, 2019			December 31, 2018
		Fair Value			Fair Value
in millions	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate	$32,840	$24	$10	$28,546	$50	$(10)
Foreign exchange	122	—	—	122	2	—
Total	32,962	24	10	28,668	52	(10)
Derivatives not designated as hedging instruments:
Interest rate	65,136	505	227	63,454	365	307
Foreign exchange	5,664	76	68	6,829	104	95
Commodity	6,622	233	223	2,002	333	323
Credit	415	1	3	226	1	1
Other (a)	3,266	11	8	1,466	9	7
Total	81,103	826	529	73,977	812	733
Netting adjustments (b)	—	(324)	(336)	—	(333)	(337)
Net derivatives in the balance sheet	114,065	526	203	102,645	531	386
Other collateral (c)	—	(2)	(46)	—	(2)	(33)
Net derivative amounts	$114,065	$524	$157	$102,645	$529	$353

(a)
Other derivatives include interest rate lock commitments and forward sale commitments related to our residential mortgage banking activities, forward purchase and sales contracts consisting of contractual commitments associated with “to be announced” securities and when-issued securities, and other customized derivative contracts.

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

Fair value hedges. During the three-month period ended March 31, 2019, we did not exclude any portion of fair value hedging instruments from the assessment of hedge effectiveness.

The following tables summarize the amounts that were recorded on the balance sheet as of March 31, 2019, and December 31, 2018, related to cumulative basis adjustments for fair value hedges.

	March 31, 2019
in millions	Balance sheet line item in which the hedge item is included	Carrying amount of hedged item (a)	Hedge accounting basis adjustment (b)
Interest rate contracts	Long-term debt	$9,400	$87
Interest rate contracts	Certificate of deposit ($100,000 or more)	340	—
Interest rate contracts	Other time deposits	176	—

	December 31, 2018
	Balance sheet line item in which the hedge item is included	Carrying amount of hedged item (a)	Hedge accounting basis adjustment (b)
Interest rate contracts	Long-term debt	$9,363	$(6)
Interest rate contracts	Certificate of deposit ($100,000 or more)	343	(1)
Interest rate contracts	Other time deposits	178	—

(a)	The carrying amount represents the portion of the liability designated as the hedged item.

(b)
Basis adjustments related to de-designated hedged items that no longer qualify as fair value hedges reduced the hedge accounting basis adjustment by $10 million and $10 million at March 31, 2019, and December 31, 2018, respectively,

Cash flow hedges. During the three-month period ended March 31, 2019, we did not exclude any portion of cash flow hedging instruments from the assessment of hedge effectiveness.

Considering the interest rates, yield curves, and notional amounts as of March 31, 2019, we expect to reclassify an estimated $22 million of after-tax net gains on derivative instruments designated as cash flow hedges from AOCI to income during the next 12 months. In addition, we expect to reclassify approximately $17 million of net losses related to terminated cash flow hedges from AOCI to income during the next 12 months. As of March 31, 2019, the maximum length of time over which we hedge forecasted transactions is 10 years.

The following tables summarize the effect of fair value and cash flow hedge accounting on the income statement for the three-month periods ended March 31, 2019, and March 31, 2018.

	Location and amount of net gains (losses) recognized in income on fair value and cash flow hedging relationships (a)
in millions	Interest expense – long-term debt	Interest income – loans	Interest expense - deposits	Other income
Three months ended March 31, 2019
Total amounts presented in the consolidated statement of income	$(120)	$1,066	$(202)	$10

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	(93)	—	—	—
Recognized on derivatives designated as hedging instruments	82	—	—	—
Net income (expense) recognized on fair value hedges	(11)	—	—	—
Net gain (loss) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	(1)	(24)	—	—
Net income (expense) recognized on cash flow hedges	$(1)	$(24)	—	—

Three months ended March 31, 2018
Total amounts presented in the consolidated statement of income	$(92)	$940	$(91)	$21

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	71	—	—	—
Recognized on derivatives designated as hedging instruments	(69)	—	—	—
Net income (expense) recognized on fair value hedges	2	—	—	—
Net gain (loss) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	(1)	(2)	—	—
Net income (expense) recognized on cash flow hedges	$(1)	$(2)	—	—

(a)	Prior period gain or loss amounts were not restated to conform to the new hedge accounting guidance adopted in 2018.

Net investment hedges. We enter into foreign currency forward contracts to hedge our exposure to changes in the carrying value of our investments as a result of changes in the related foreign exchange rates. At March 31, 2019, AOCI reflected unrecognized, after-tax gains totaling $26 million related to cumulative changes in the fair value of our net investment hedges, which offset the unrecognized, after-tax foreign currency losses on net investment balances. We did not exclude any portion of our hedging instruments from the assessment of hedge effectiveness during the three-month period ended March 31, 2019.

The following tables summarize the pre-tax net gains (losses) on our cash flow and net investment hedges for the three-month periods ended March 31, 2019, and March 31, 2018, and where they are recorded on the income statement. The table includes net gains (losses) recognized in OCI during the period and net gains (losses) reclassified from OCI into income during the current period.

in millions	Net Gains (Losses) Recognized in OCI	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income	Net Gains (Losses) Reclassified From OCI Into Income	Net Gains (Losses) Recognized in Other Income
Three months ended March 31, 2019
Cash Flow Hedges
Interest rate	$115	Interest income — Loans	$(24)	$—
Interest rate	(1)	Interest expense — Long-term debt	(1)	—
Interest rate	(5)	Investment banking and debt placement fees	—	—
Net Investment Hedges
Foreign exchange contracts	(3)	Other Income	—	—
Total	$106		$(25)	$—
Three months ended March 31, 2018
Cash Flow Hedges
Interest rate	$(88)	Interest income — Loans	$(2)	—
Interest rate	2	Interest expense — Long-term debt	(1)	—
Net Investment Hedges
Foreign exchange contracts	—	Other Income	—	—
Total	$(86)		$(3)	—

Nonhedging instruments

The following table summarizes the pre-tax net gains (losses) on our derivatives that are not designated as hedging instruments for the three-month periods ended March 31, 2019, and March 31, 2018, and where they are recorded on the income statement.

	Three months ended March 31, 2019				Three months ended March 31, 2018
in millions	Corporate services income	Consumer mortgage income	Other income	Total	Corporate services income	Consumer mortgage income	Other income	Total
NET GAINS (LOSSES)
Interest rate	$8	—	$(2)	$6	$9	—	$2	$11
Foreign exchange	10	—	—	10	11	—	—	11
Commodity	1	—	—	1	3	—	—	3
Credit	1	—	(7)	(6)	2	—	(5)	(3)
Other	—	—	1	1	—	—	(4)	(4)
Total net gains (losses)	$20	—	$(8)	$12	$25	—	$(7)	$18

Counterparty Credit Risk

We hold collateral in the form of cash and highly rated securities issued by the U.S. Treasury, government-sponsored enterprises, or GNMA. Cash collateral of $68 million was netted against derivative assets on the balance sheet at March 31, 2019, compared to $33 million of cash collateral netted against derivative assets at December 31, 2018. The cash collateral netted against derivative liabilities totaled $80 million at March 31, 2019, and $37 million at December 31, 2018. Our means of mitigating and managing exposure to credit risk on derivative contracts is described in Note 8 (“Derivatives and Hedging Activities”) beginning on page 136 of our 2018 Form 10-K under the heading “Counterparty Credit Risk.”

The following table summarizes the fair value of our derivative assets by type at the dates indicated. These assets represent our gross exposure to potential loss after taking into account the effects of bilateral collateral and master netting agreements and other means used to mitigate risk.

in millions	March 31, 2019	December 31, 2018
Interest rate	$438	$308
Foreign exchange	49	60
Commodity	96	187
Credit	—	—
Other	11	9
Derivative assets before collateral	594	564
Less: Related collateral	68	33
Total derivative assets	$526	$531

We enter into derivative transactions with two primary groups: broker-dealers and banks, and clients. Given that these groups have different economic characteristics, we have different methods for managing counterparty credit exposure and credit risk.

We enter into transactions with broker-dealers and banks for various risk management purposes. At March 31, 2019, we had gross exposure of $244 million to broker-dealers and banks. We had net exposure of $87 million after the application of master netting agreements and cash collateral, where such qualifying agreements exist. We had net exposure of $83 million after considering $4 million of additional collateral held in the form of securities.

We enter into transactions with clients to accommodate their business needs. Due to the smaller size and magnitude of the individual contracts with clients, we generally do not exchange collateral in connection with these derivative transactions. To address the risk of default associated with the uncollateralized contracts, we have established a credit valuation adjustment (included in “accrued income and other assets”) in the amount of $5 million at March 31, 2019, which we estimate to be the potential future losses on amounts due from client counterparties in the event of default. At March 31, 2019, we had gross exposure of $490 million to client counterparties and other entities that are not broker-dealers or banks for derivatives that have associated master netting agreements. We had net exposure of $439 million on our derivatives with these counterparties after the application of master netting agreements, collateral, and the related reserve.

Credit Derivatives

We are a buyer and, under limited circumstances, may be a seller of credit protection through the credit derivative market. We purchase credit derivatives to manage the credit risk associated with specific commercial lending and swap obligations as well as exposures to debt securities. Our credit derivative portfolio was in a net liability position of $2 million as of March 31, 2019, and $1 million as of December 31, 2018. Our credit derivative portfolio consists of single-name credit default swaps, traded credit default swap indices, and risk participation agreements. Additional descriptions of our credit derivatives are provided in Note 8 (“Derivatives and Hedging Activities”) beginning on page 137 of our 2018 Form 10-K under the heading “Credit Derivatives.”

The following table provides information on the types of credit derivatives sold by us and held on the balance sheet at March 31, 2019, and December 31, 2018. The sold credit derivatives represented in the following table include only Risk Participation Agreements; there were no traded indexes sold. The notional amount represents the maximum amount that the seller could be required to pay. The payment/performance risk assessment at March 31, 2019, is based on the internal probability of default of the reference entity consistent with our Fair Value Methodology. The payment/performance risk shown in the table represents a weighted-average of the default probabilities for all reference entities. These default probabilities are directly correlated to the probability that we will have to make a payment under the credit derivative contracts.

	March 31, 2019			December 31, 2018
dollars in millions	Notional Amount	Average Term (Years)	Payment / Performance Risk	Notional Amount	Average Term (Years)	Payment / Performance Risk
Other	$64	14.06	2.98%	$22	13.43	17.18%
Total credit derivatives sold	$64	—	—	$22	—	—

Credit Risk Contingent Features

We have entered into certain derivative contracts that require us to post collateral to the counterparties when these contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to our long-term senior unsecured credit ratings with Moody’s and S&P. Collateral requirements also are based on minimum transfer amounts, which are specific to each Credit Support Annex (a component of the ISDA Master Agreement) that we have signed with the counterparties. In a limited number of instances, counterparties have the right to terminate their ISDA Master Agreements with us if our ratings fall below a certain level, usually investment-grade level (i.e., “Baa3” for Moody’s and “BBB-” for S&P). At March 31, 2019, KeyBank’s rating was “A3” with Moody’s and “A-” with S&P, and KeyCorp’s rating was “Baa1” with Moody’s and “BBB+” with S&P. As of March 31, 2019, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our ratings) held by KeyBank that were in a net liability position totaled $78 million, which was comprised of $70 million in derivative assets and $148 million in derivative liabilities. We had $6 million in cash and securities collateral posted to cover those positions as of March 31, 2019. There were no derivative contracts with credit risk contingent features held by KeyCorp at March 31, 2019.

The following table summarizes the additional cash and securities collateral that KeyBank would have been required to deliver under the ISDA Master Agreements had the credit risk contingent features been triggered for the derivative contracts in a net liability position as of March 31, 2019, and December 31, 2018. The additional collateral amounts were calculated based on scenarios under which KeyBank’s ratings are downgraded one, two, or three ratings as of March 31, 2019, and December 31, 2018, and take into account all collateral already posted. A similar calculation was performed for KeyCorp, and no additional collateral would have been required as of March 31, 2019, and December 31, 2018. For more information about the credit ratings for KeyBank and KeyCorp, see the discussion under the heading “Factors affecting liquidity” in the section entitled “Liquidity risk management” in Item 2 of this report.

	March 31, 2019		December 31, 2018
in millions	Moody’s	S&P	Moody’s	S&P
KeyBank’s long-term senior unsecured credit ratings	A3	A-	A3	A-
One rating downgrade	$2	$2	$2	$2
Two rating downgrades	2	2	2	2
Three rating downgrades	2	2	2	2

KeyBank’s long-term senior unsecured credit rating was four ratings above noninvestment grade at Moody’s and S&P as of March 31, 2019, and December 31, 2018. If KeyBank’s ratings had been downgraded below investment grade as of March 31, 2019, or December 31, 2018, payments of less than $1 million and $4 million, respectively, would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted. If KeyCorp’s ratings had been downgraded below investment grade as of March 31, 2019, or December 31, 2018, no payments would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted.

8. Mortgage Servicing Assets

We originate and periodically sell commercial and residential mortgage loans but continue to service those loans for the buyers. We also may purchase the right to service commercial mortgage loans for other lenders. We record a servicing asset if we purchase or retain the right to service loans in exchange for servicing fees that exceed the going market servicing rate and are considered more than adequate compensation for servicing. Additional information pertaining to the accounting for mortgage and other servicing assets is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Servicing Assets” beginning on page 106 of our 2018 Form 10-K.

Commercial

Changes in the carrying amount of commercial mortgage servicing assets are summarized as follows:

	Three months ended March 31,
in millions	2019	2018
Balance at beginning of period	$502	$412
Servicing retained from loan sales	18	27
Purchases	6	21
Amortization	(29)	(25)
Balance at end of period	$497	$435
Fair value at end of period	$727	$537

The fair value of commercial mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The range and weighted average of the significant unobservable inputs used to determine the fair value of our commercial mortgage servicing assets at March 31, 2019, and March 31, 2018, along with the valuation techniques, are shown in the following table:

dollars in millions		March 31, 2019	March 31, 2018
Valuation Technique	Significant Unobservable Input	Range (Weighted Average)

Discounted cash flow	Expected defaults	1.00 - 2.00% (1.14%)	1.00 - 3.00% (1.18%)
	Residual cash flows discount rate	7.00 - 15.00% (9.19%)	7.00 - 15.00% (8.99%)
	Escrow earn rate	2.22 - 3.70% (2.98%)	2.17 - 3.45% (2.84%)
	Loan assumption rate	0.00 - 3.18% (1.39%)	0.00 - 2.84% (1.18%)

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

The amortization of commercial servicing assets is determined in proportion to, and over the period of, the estimated net servicing income. The amortization of commercial servicing assets for each period, as shown in the table at the beginning of this note, is recorded as a reduction to contractual fee income. The contractual fee income from servicing commercial mortgage loans totaled $46 million for the three-month period ended March 31, 2019, and $42 million for the three-month period ended March 31, 2018. This fee income was offset by $29 million of amortization for the three-month period ended March 31, 2019, and $25 million for the three-month period ended March 31, 2018. Both the contractual fee income and the amortization are recorded, net, in “mortgage servicing fees” on the income statement.

Residential

Changes in the carrying amount of residential mortgage servicing assets are summarized as follows:

	Three months ended March 31,
in millions	2019	2018
Balance at beginning of period	$37	$31
Servicing retained from loan sales	2	2
Purchases	—	—
Amortization	(1)	(1)
Balance at end of period	$38	$32
Fair value at end of period	$50	$42

The fair value of mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The range and weighted-average of the significant unobservable inputs used to fair value our mortgage servicing assets at March 31, 2019, and March 31, 2018, along with the valuation techniques, are shown in the following table:

dollars in millions		March 31, 2019	March 31, 2018
Valuation Technique	Significant Unobservable Input	Range (Weighted Average)

Discounted cash flow	Prepayment speed	9.32 - 58.76% (9.93%)	8.37 - 48.63% (9.12%)
	Discount rate	7.50 - 10.00% (7.54%)	8.50 - 11.00% (8.54%)
	Servicing cost	$62 - $4,375 ($68.23)	$76 - $4,385 ($83.05)

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

The amortization of residential servicing assets is determined in proportion to, and over the period of, the estimated net residential servicing income. The amortization of servicing assets for March 31, 2019, as shown in the table above, is recorded as a reduction to contractual fee income. The contractual fee income from servicing residential mortgage loans totaled $4 million for the three-month period ended March 31, 2019, and $3 million for the three-month period ended March 31, 2018. This fee income was offset by $1 million of amortization for both the three-month periods ended March 31, 2019, and March 31, 2018. Both the contractual fee income and the amortization are recorded, net, in “mortgage servicing fees” on the income statement.

9. Leases

As a lessee, we enter into leases of land, buildings and equipment. Our real estate leases primarily relate to bank branches and office space. The leases of equipment principally relate to technology assets for data processing and data storage. As a lessor, we primarily provide financing through our equipment leasing business.

Lessee

Our leases are classified as either operating or financing and have remaining terms ranging from 1 to 20 years with the exception of certain ground leases that have terms over 30 years. Leases with an initial term of less than 1 year are not recorded on the balance sheet. The related expense is recognized on a straight-line basis over the lease term. For leases with initial terms greater than one year, right-of-use assets are reported on the balance sheet.

Certain leases contain options to extend the lease term for up to five years. Most leases also give us the option to terminate at our discretion. Leases with variable payments are primarily based on adjustments for inflation over the term of the lease based on a contractually defined index. Certain ATM leases include variable payments based on volume of transactions.

Operating lease expense is recognized in "net occupancy" and "equipment" on the statement of income. The components of lease expense are summarized as follows:

Three months ended March 31,
in millions	2019 (a), (b)
Operating lease cost	$34
Variable lease cost	5
Total lease cost	$39

(a)	The amortization of right-of-use assets and interest on lease liabilities for finance leases were each less than $1 million for the three months ended March 31, 2019.

(b)	Short-term lease cost was less than less than $1 million for the three months ended March 31, 2019.

Cash flows related to leases are summarized as follows:

Three months ended March 31,
in millions	2019 (a), (b)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$36
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$28

(a)	Operating and financing cash flows from finance leases were each less than $1 million for the three months ended March 31, 2019.

(b)	There were no right-of-use assets obtained in exchange for finance lease obligations for the three months ended March 31, 2019.

Additional balance sheet information related to leases is summarized as follows:

March 31,
in millions	Balance sheet classification	2019
Operating lease assets	Accrued income and other assets	$694
Operating lease liabilities	Accrued expense and other liabilities	787
Finance leases:
Property and equipment, gross	Premises and equipment	28
Accumulated depreciation	Premises and equipment	(16)
Property and equipment, net		12

Finance lease liabilities	Long-term debt	15

Information pertaining to the lease term and weighted-average discount rate is summarized as follows:

March 31,	2019
Weighted-average remaining lease term:
Operating leases	7.9 years
Finance leases	7.6 years
Weighted-average discount rate:
Operating leases	3.28%
Finance leases	4.12%

Maturities of lease liabilities are summarized as follows:

in millions	Operating Leases	Finance Leases	Total
2019	$108	$2	$110
2020	139	3	142
2021	123	3	126
2022	108	3	111
2023	93	2	95
Thereafter	332	5	337
Total lease payments	903	18	921
Less imputed interest	116	3	119
Total	$787	$15	$802

Lessor Equipment Leasing

Leases may have fixed or floating rate terms. Variable payments are based on an index or other specified rate and are included in rental payments. Certain leases contain an option to extend the lease term or the option to terminate at the discretion of the lessee. Under certain conditions, lease agreements may also contain the option for a lessee to purchase the underlying asset.

Interest income from sales-type and direct financing leases is recognized in "interest income — loans" on the statement of income. Income related to operating leases is recognized in “operating lease income and other leasing gains” on the statement of income. The components of equipment leasing income are summarized in the table below:

Three months ended March 31,
in millions	2019
Sales-type and direct financing leases
Interest income on lease receivable	$30
Interest income related to accretion of unguaranteed residual asset	3
Interest income on deferred fees and costs	—
Total sales-type and direct financing lease income	33
Operating leases
Operating lease income related to lease payments	33
Other operating leasing gains	4
Total operating lease income and other leasing gains	37
Total lease income	$70

Equipment leasing receivables relate to sales-type and direct financing leases. The composition of the net investment in sales-type and direct financing leases is as follows:

in millions	March 31, 2019
Lease receivables	$3,597
Unearned income	(346)
Unguaranteed residual value	428
Deferred fees and costs	17
Net investment in sales-type and direct financing leases	$3,696

The residual value component of a lease represents the fair value of the leased asset at the end of the lease term. We rely on industry data, historical experience, independent appraisals and the experience of the equipment leasing asset management team to value lease residuals. Relationships with a number of equipment vendors give the asset management team insight into the life cycle of the leased equipment, pending product upgrades and competing products. The carrying amount of residual assets covered by residual value guarantees was $269 million at March 31, 2019.

At March 31, 2019, minimum future lease payments to be received for sales-type and direct financing leases are as follows:

in millions	Sales-type and direct financing lease payments
2019	$843
2020	928
2021	659
2022	435
2023	269
Thereafter	463
Total lease payments	3,597

At March 31, 2019, minimum future lease payments to be received for operating leases are as follows:

in millions	Operating lease payments
2019	$97
2020	121
2021	103
2022	87
2023	73
Thereafter	217
Total lease payments	$698

The carrying amount of operating lease assets at March 31, 2019, was $961 million.

10. Variable Interest Entities

Our significant VIEs are summarized below. Additional information pertaining to the criteria used in determining if an entity is a VIE is included in Note 12 (“Variable Interest Entities “) beginning on page 142 of our 2018 Form 10-K.

LIHTC investments. We had $1.4 billion and $1.4 billion of investments in LIHTC operating partnerships at March 31, 2019, and December 31, 2018, respectively. These investments are recorded in “accrued income and other assets” on our balance sheet. We do not have any loss reserves recorded related to these investments because we believe the likelihood of any loss to be remote. For all legally binding, unfunded equity commitments, we increase our recognized investment and recognize a liability. As of March 31, 2019, and December 31, 2018, we had liabilities of $499 million and $532 million, respectively, related to investments in qualified affordable housing projects, which are recorded in “accrued expenses and other liabilities” on our balance sheet. We continue to invest in these LIHTC operating partnerships.

The assets and liabilities presented in the table below convey the size of KCDC’s direct and indirect investments at March 31, 2019, and December 31, 2018. As these investments represent unconsolidated VIEs, the assets and liabilities of the investments themselves are not recorded on our balance sheet. Additional information pertaining to our LIHTC investments is included in Note 12 (“Variable Interest Entities “) beginning on page 142 of our 2018 Form 10-K.

	Unconsolidated VIEs
in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
March 31, 2019
LIHTC investments	$5,948	$2,568	$1,715
December 31, 2018
LIHTC investments	$5,932	$2,569	$1,740

We amortize our LIHTC investments over the period that we expect to receive the tax benefits. During the first three months of 2019, we recognized $46 million of amortization and $45 million of tax credits associated with these investments within “income taxes” on our income statement. During the first three months of 2018, we recognized $41 million of amortization and $40 million of tax credits associated with these investments within “income taxes” on our income statement.

Principal investments. Our maximum exposure to loss associated with indirect principal investments consists of the investments’ fair value plus any unfunded equity commitments. The fair value of our indirect principal investments totaled $83 million and $96 million at March 31, 2019, and December 31, 2018, respectively. These investments are recorded in “other investments” on our balance sheet. The table below reflects the size of the private equity funds in which we were invested as well as our maximum exposure to loss in connection with these investments at March 31, 2019, and December 31, 2018.

	Unconsolidated VIEs
in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
March 31, 2019
Indirect investments	$16,285	$299	$108
December 31, 2018
Indirect investments	$19,659	$376	$122

Through our principal investing entities, we have formed and funded operating entities that provide management and other related services to our investment company funds, which directly invest in portfolio companies. These entities had no assets at March 31, 2019, and December 31, 2018 that can only be used to settle the entities’ obligations. The entities had no liabilities at March 31, 2019, and December 31, 2018, and other equity investors have no recourse to our general credit.

Additional information on our indirect and direct principal investments is provided in Note 5 (“Fair Value Measurements”) and in Note 12 (“Variable Interest Entities “) beginning on page 142 of our 2018 Form 10-K.

Other unconsolidated VIEs. We are involved with other various entities in the normal course of business which we have determined to be VIEs. We have determined that we are not the primary beneficiary of these VIEs because we do not have the power to direct the activities that most significantly impact their economic performance. Our assets associated with these unconsolidated VIEs totaled $269 million at March 31, 2019, and $248 million at December 31, 2018. These assets are recorded in “accrued income and other assets,” “other investments,” “securities available for sale,” and “loans, net of unearned income” on our balance sheet. We had liabilities totaling $2 million and $2 million associated with these unconsolidated VIEs at March 31, 2019, and December 31, 2018, respectively. Additional information pertaining to our other unconsolidated VIEs is included in Note 12 (“Variable Interest Entities “) under the heading “Other unconsolidated VIEs on page 142 of our 2018 Form 10-K.

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

The effective tax rate, which is the provision for income taxes as a percentage of income before income taxes, was 17.0% for the first quarter of 2019 and 12.9% for the first quarter of 2018. The effective tax rates are less than our combined federal and state statutory tax rate of 23.7%, primarily due to income from investments in tax-advantaged assets such as corporate-owned life insurance and credits associated with renewable energy and low-income housing investments. The effective tax rates for the three months ended March 31, 2019, and March 31, 2018, were affected by a net discrete income tax benefit of .9% and 5.5%, respectively.

Deferred Tax Asset

At March 31, 2019, we had a net deferred tax asset of $24 million, compared to a net deferred tax asset of $222 million at December 31, 2018, included in “accrued income and other assets” on the balance sheet.

To determine the amount of deferred tax assets that are more likely than not to be realized, and therefore recorded, we conduct a quarterly assessment of all available evidence. This evidence includes, but is not limited to, taxable income in prior periods, projected future taxable income, and projected future reversals of deferred tax items. These assessments involve a degree of subjectivity and may undergo change. Based on these criteria, we had a valuation allowance of $11 million at March 31, 2019, and $11 million at December 31, 2018. The valuation allowance is associated with certain state net operating loss carryforwards, state credit carryforwards, and federal and state capital loss carryforwards.

Unrecognized Tax Benefits

As permitted under the applicable accounting guidance for income taxes, it is our policy to recognize interest and penalties related to unrecognized tax benefits in “income tax expense.” At March 31, 2019, Key’s unrecognized tax benefits were $36 million.

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

12. Acquisitions, Divestiture, and Discontinued Operations

Acquisitions

Laurel Road Digital Lending Business. On January 16, 2019, we announced that KeyBank entered into a definitive agreement with Laurel Road Bank to acquire Laurel Road's digital lending business. Laurel Road's three bank branches located in southeast Connecticut are not part of this transaction. Through the acquisition, KeyBank expects to enhance its digital capabilities with state-of-the-art, customer-centric technology and to leverage Laurel Road's proven ability to attract and serve professional millennial clients. The acquisition, which will be accounted for as a business combination, closed on April 3, 2019. Accordingly, we will begin consolidating Laurel Road’s financial results in our consolidated financial statements in the second quarter of 2019.

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

Discontinued operations

Discontinued operations primarily includes our government-guaranteed education lending business. At March 31, 2019, and December 31, 2018, approximately $1.0 billion and $1.1 billion, respectively, of education loans are included in discontinued assets on the consolidated balance sheets. Net interest income after provision for credit losses for this business is not material and is included in income (loss) from discontinued operations, net of taxes on the consolidated statements of income.

13. Securities Financing Activities

We enter into repurchase agreements to finance overnight customer sweep deposits. We also enter into repurchase and reverse repurchase agreements to settle other securities obligations. We account for these securities financing agreements as collateralized financing transactions. Repurchase and reverse repurchase agreements are recorded on the balance sheet at the amounts for which the securities will be subsequently sold or repurchased. Securities borrowed transactions are recorded on the balance sheet at the amounts of cash collateral advanced. While our securities financing agreements incorporate a right of set off, the assets and liabilities are reported on a gross basis. Reverse repurchase agreements and securities borrowed transactions are included in “short-term investments” on the balance sheet; repurchase agreements are included in “federal funds purchased and securities sold under repurchase agreements.” Additional information regarding our securities financing activities, including risk management activities, is provided in Note 16 (“Securities Financing Activities”) beginning on page 148 of our 2018 Form 10-K.

The following table summarizes our securities financing agreements at March 31, 2019, and December 31, 2018:

	March 31, 2019				December 31, 2018
in millions	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts
Offsetting of financial assets:
Reverse repurchase agreements	$12	$(5)	$(7)	—	$14	$(14)	—	—
Total	$12	$(5)	$(7)	—	$14	$(14)	—	—

Offsetting of financial liabilities:
Repurchase agreements (c)	$266	$(5)	$(261)	—	$319	$(14)	$(305)	—
Total	$266	$(5)	$(261)	—	$319	$(14)	$(305)	—

(a)	Netting adjustments take into account the impact of master netting agreements that allow us to settle with a single counterparty on a net basis.

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

As of March 31, 2019, the carrying amount of assets pledged as collateral against repurchase agreements totaled $370 million. Assets pledged as collateral are reported in “securities available for sale” and “held-to-maturity securities” on our balance sheet. At March 31, 2019, the liabilities associated with collateral pledged were solely comprised of customer sweep financing activity and had a carrying value of $261 million. The collateral pledged under customer sweep repurchase agreements is posted to a third-party custodian and cannot be sold or repledged by the secured party. The risk related to a decline in the market value of collateral pledged is minimal given the collateral's high credit quality and the overnight duration of the repurchase agreements.

14. Employee Benefits

Pension Plans

The components of net pension cost (benefit) for all funded and unfunded plans are recorded in “other expense” and are summarized in the following table. For more information on our Pension Plans and Other Postretirement Benefit Plans, see Note 17 (“Employee Benefits”) beginning on page 151 of our 2018 Form 10-K.

	Three months ended March 31,
in millions	2019	2018
Interest cost on PBO	$11	$10
Expected return on plan assets	(12)	(13)
Amortization of losses	4	4
Net pension cost	$3	$1

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

The trust preferred securities, common stock, and related debentures are summarized as follows:

dollars in millions	Trust Preferred Securities, Net of Discount (a)	Common Stock	Principal Amount of Debentures, Net of Discount (b)	Interest Rate of Trust Preferred Securities and Debentures (c)	Maturity of Trust Preferred Securities and Debentures
March 31, 2019
KeyCorp Capital I	$156	$6	$162	3.537%	2028
KeyCorp Capital II	102	4	106	6.875	2029
KeyCorp Capital III	134	4	138	7.750	2029
HNC Statutory Trust III	19	1	20	4.051	2035
Willow Grove Statutory Trust I	18	1	19	3.921	2036
HNC Statutory Trust IV	16	1	17	4.031	2037
Westbank Capital Trust II	7	—	7	4.823	2034
Westbank Capital Trust III	7	—	7	4.823	2034
Total	$459	$17	$476	5.604%	—

December 31, 2018	$454	$17	$471	5.447%	—

(a)
The trust preferred securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of trust preferred securities carries an interest rate identical to that of the related debenture. Certain trust preferred securities include basis adjustments related to fair value hedges totaling $51 million at March 31, 2019, and $46 million at December 31, 2018. See Note 7 (“Derivatives and Hedging Activities”) for an explanation of fair value hedges.

(b)
We have the right to redeem these debentures. If the debentures purchased by KeyCorp Capital I, HNC Statutory Trust III, Willow Grove Statutory Trust I, HNC Statutory Trust IV, Westbank Capital Trust II, or Westbank Capital Trust III are redeemed before they mature, the redemption price will be the principal amount, plus any accrued but unpaid interest. If the debentures purchased by KeyCorp Capital II or KeyCorp Capital III are redeemed before they mature, the redemption price will be the greater of: (i) the principal amount, plus any accrued but unpaid interest, or (ii) the sum of the present values of principal and interest payments discounted at the Treasury Rate (as defined in the applicable indenture), plus 20 basis points for KeyCorp Capital II or 25 basis points for KeyCorp Capital III, or 50 basis points in the case of redemption upon either a tax or a capital treatment event for either KeyCorp Capital II or KeyCorp Capital III, plus any accrued but unpaid interest. The principal amount of certain debentures includes basis adjustments related to fair value hedges totaling $51 million at March 31, 2019, and $46 million at December 31, 2018. See Note 7 (“Derivatives and Hedging Activities”) for an explanation of fair value hedges. The principal amount of debentures, net of discounts, is included in “long-term debt” on the balance sheet.

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

Guarantees

We are a guarantor in various agreements with third parties. The following table shows the types of guarantees that we had outstanding at March 31, 2019. Information pertaining to the basis for determining the liabilities recorded in connection with these guarantees is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Guarantees” beginning on page 106 of our 2018 Form 10-K.

March 31, 2019	Maximum Potential Undiscounted Future Payments	Liability Recorded
in millions
Financial guarantees:
Standby letters of credit	$3,112	$76
Recourse agreement with FNMA	4,185	6
Residential mortgage reserve	1,576	6
Written put options (a)	3,065	46
Total	$11,938	$134

(a)	The maximum potential undiscounted future payments represent notional amounts of derivatives qualifying as guarantees.

We determine the payment/performance risk associated with each type of guarantee described below based on the probability that we could be required to make the maximum potential undiscounted future payments shown in the preceding table. We use a scale of low (0% to 30% probability of payment), moderate (greater than 30% to 70% probability of payment), or high (greater than 70% probability of payment) to assess the payment/performance risk, and have determined that the payment/performance risk associated with each type of guarantee outstanding at March 31, 2019, is low. Information pertaining to the nature of each of the guarantees listed below is included in Note 21 (“Commitments, Contingent Liabilities, and Guarantees”) under the heading “Guarantees” beginning on page 163 of our 2018 Form 10-K.

Standby letters of credit. At March 31, 2019, our standby letters of credit had a remaining weighted-average life of two years, with remaining actual lives ranging from less than one year to as many as 16 years.

Recourse agreement with FNMA. At March 31, 2019, the outstanding commercial mortgage loans in this program had a weighted-average remaining term of 7.8 years, and the unpaid principal balance outstanding of loans sold by us as a participant was $14.5 billion. The maximum potential amount of undiscounted future payments that we could be required to make under this program, as shown in the preceding table, is equal to approximately 29% of the principal balance of loans outstanding at March 31, 2019.

Residential Mortgage Banking. At March 31, 2019, the outstanding residential mortgage loans in this program had a weighted-average LTV ratio of 74%, and the unpaid principal balance outstanding of loans sold by us was $5.3 billion. The risk assessment is low for the residential mortgage product. The maximum potential amount of undiscounted future payments that we could be required to make under this program, as shown in the preceding table, is equal to approximately 30% of the principal balance of loans outstanding at March 31, 2019.

Our liability for estimated repurchase obligations on loans sold, which is included in other liabilities on our balance sheet, was $6 million at March 31, 2019. For more information on our residential mortgages, see Note 8 (“Mortgage Servicing Assets “).

Written put options. At March 31, 2019, our written put options had an average life of three years. These written put options are accounted for as derivatives at fair value, as further discussed in Note 7 (“Derivatives and Hedging Activities”).

Written put options where the counterparty is a broker-dealer or bank are accounted for as derivatives at fair value but are not considered guarantees since these counterparties typically do not hold the underlying instruments. In addition, we are a purchaser and seller of credit derivatives, which are further discussed in Note 7 (“Derivatives and Hedging Activities”).

Other Off-Balance Sheet Risk

Other off-balance sheet risk stems from financial instruments that do not meet the definition of a guarantee as specified in the applicable accounting guidance, and from other relationships. Additional information pertaining to types other off-balance sheet risk is included in Note 21 (“Commitments, Contingent Liabilities, and Guarantees”) under the heading “Other Off-Balance Sheet Risk” on page 165 of our 2018 Form 10-K.

17. Accumulated Other Comprehensive Income

Our changes in AOCI for the three months ended March 31, 2019, and March 31, 2018, are as follows:

in millions	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative financial instruments	Foreign currency translation adjustment	Net pension and postretirement benefit costs	Total
Balance at December 31, 2018	$(373)	$(50)	$(14)	$(381)	$(818)
Other comprehensive income before reclassification, net of income taxes	184	80	3	(1)	266
Amounts reclassified from AOCI, net of income taxes (a)	—	19	—	3	22
Net current-period other comprehensive income, net of income taxes	184	99	3	2	288
Balance at March 31, 2019	$(189)	$49	$(11)	$(379)	$(530)

Balance at December 31, 2017	$(311)	$(86)	$9	$(391)	$(779)
Other comprehensive income before reclassification, net of income taxes	(150)	(65)	(2)	—	(217)
Amounts reclassified from AOCI, net of income taxes (a)	—	2	—	3	5
Net current-period other comprehensive income, net of income taxes	(150)	(63)	(2)	3	(212)
Balance at March 31, 2018	$(461)	$(149)	$7	$(388)	$(991)

(a)	See table below for details about these reclassifications.

Our reclassifications out of AOCI for the three months ended March 31, 2019, and March 31, 2018, are as follows:

	Three months ended March 31,		Affected Line Item in the Statement Where Net Income is Presented
in millions	2019	2018
Unrealized gains (losses) on derivative financial instruments
Interest rate	$(24)	$(2)	Interest income — Loans
Interest rate	(1)	(1)	Interest expense — Long-term debt
	(25)	(3)	Income (loss) from continuing operations before income taxes
	(6)	(1)	Income taxes
	$(19)	$(2)	Income (loss) from continuing operations
Net pension and postretirement benefit costs
Amortization of losses	$(4)	$(4)	Personnel expense
	(4)	(4)	Income (loss) from continuing operations before income taxes
	(1)	(1)	Income taxes
	$(3)	$(3)	Income (loss) from continuing operations

18. Shareholders' Equity

Comprehensive Capital Plan

As previously reported and as authorized by the Board and pursuant to our 2018 capital plan (which is effective through the second quarter of 2019) submitted and not objected to by the Federal Reserve, we have authority to repurchase up to $1.225 billion of our Common Shares. We completed $199 million of Common Share repurchases, including $167 million of Common Share repurchases in the open market and $32 million of Common Share repurchases related to employee equity compensation programs, in the first quarter of 2019 under this authorization.

Consistent with our 2018 capital plan, the Board declared a quarterly dividend of $.17 per Common Share for the first quarter of 2019.

On April 18, 2019, we announced our 2019 capital plan. Share repurchases of up to $1.0 billion were included in the 2019 capital plan which is effective from the third quarter of 2019 through the second quarter of 2020. A potential dividend increase was also included in our 2019 capital plan. In the third quarter of 2019, the Board plans to consider a potential increase in our quarterly Common Share dividend, up to $.185 per Common Share.

Preferred Stock

Preferred stock series	Amount outstanding (in millions)	Shares authorized and outstanding	Par value	Liquidation preference	Ownership interest per depositary share	Liquidation preference per depositary share	First quarter 2019 dividends paid per depositary share
Fixed-to-Floating Rate Perpetual Noncumulative Series D	$525	21,000	$1	$25,000	1/25th	$1,000	$12.50
Fixed-to-Floating Rate Perpetual Noncumulative Series E	500	500,000	1	1,000	1/40th	25	.382813
Fixed Rate Perpetual Noncumulative Series F	425	425,000	1	1,000	1/40th	25	.353125

On April 29, 2019, we issued $450 million of depositary shares, each representing a 1/40th ownership interest in a share of our Fixed Rate Perpetual Non-Cumulative Series G Preferred Stock. Our Series G Preferred Stock has a $1 par value with a $1,000 liquidation preference (equivalent to $25 per depositary share).

19. Business Segment Reporting

Key previously reported its results of operations through two reportable business segments, Key Community Bank and Key Corporate Bank. In the first quarter of 2019, Key underwent a company-wide organizational change, resulting in the realignment of its businesses into two reportable business segments, Consumer Bank and Commercial Bank, with the remaining operations that do not meet the criteria for disclosure as a separate reportable business recorded in Other. The new business segment structure aligns with how management reviews performance and makes decisions by client, segment and business unit. Prior period information was restated to conform to the new business segment structure. Additionally, goodwill was reallocated to the new segments on a relative fair value basis. On March 31, 2019, the Consumer Bank was allocated goodwill in the amount of $1.6 billion and the Commercial Bank was allocated goodwill in the amount of $912 million.

The following is a description of the segments and their primary businesses at March 31, 2019.

Consumer Bank

The Consumer Bank serves individuals and small businesses throughout our 15-state branch footprint by offering a variety of deposit and investment products, personal finance and financial wellness services, lending, mortgage and home equity, credit card, treasury services, and business advisory services. The Consumer Bank also purchases retail auto sales contracts via a network of auto dealerships. The auto dealerships finance the sale of automobiles as the initial lender and then assign the contracts to us pursuant to dealer agreements. In addition, wealth management and investment services are offered to assist institutional, non-profit, and high-net-worth clients with their banking, trust, portfolio management, life insurance, charitable giving, and related needs.

Commercial Bank

The Commercial Bank is an aggregation of our Institutional and Commercial operating segments. The Commercial operating segment is a full-service corporate bank focused principally on serving the needs of middle market clients in seven industry sectors: consumer, energy, healthcare, industrial, public sector, real estate, and technology. The Commercial operating segment is also a significant servicer of commercial mortgage loans and a significant special servicer of CMBS. The Institutional operating segment delivers a broad suite of banking and capital markets products to its clients, including syndicated finance, debt and equity capital markets, commercial payments, equipment finance, commercial mortgage banking, derivatives, foreign exchange, financial advisory, and public finance.

Other

Other includes various corporate treasury activities such as management of our investment securities portfolio, long-term debt, short-term liquidity and funding activities, and balance sheet risk management, our principal investing unit, and various exit portfolios as well as reconciling items which primarily represents the unallocated portion of nonearning assets of corporate support functions. Charges related to the funding of these assets are part of net interest income and are allocated to the business segments through noninterest expense. Reconciling items also include intercompany eliminations and certain items that are not allocated to the business segments because they do not reflect their normal operations.

The development and application of the methodologies that we use to allocate items among our business segments is a dynamic process. Accordingly, financial results may be revised periodically to reflect enhanced alignment of expense base allocations drivers, changes in the risk profile of a particular business, or changes in our organizational structure.

The table below shows selected financial data for our business segments for the three-month periods ended March 31, 2019, and March 31, 2018.

Three months ended March 31,	Consumer Bank		Commercial Bank		Other		Total Key
dollars in millions	2019	2018	2019	2018	2019	2018	2019	2018
SUMMARY OF OPERATIONS
Net interest income (TE)	$594	$553	$399	$405	$(8)	$(6)	$985	$952
Noninterest income	214	229	300	325	22	47	536	601
Total revenue (TE) (a)	808	782	699	730	14	41	1,521	1,553
Provision for credit losses	45	34	15	28	2	(1)	62	61
Depreciation and amortization expense	23	27	29	35	36	41	88	103
Other noninterest expense	524	549	338	346	13	8	875	903
Income (loss) from continuing operations before income taxes (TE)	216	172	317	321	(37)	(7)	496	486
Allocated income taxes and TE adjustments	52	41	64	45	(26)	(16)	90	70
Income (loss) from continuing operations	164	131	253	276	(11)	9	406	416
Income (loss) from discontinued operations, net of taxes	—	—	—	—	1	2	1	2
Net income (loss)	164	131	253	276	(10)	11	407	418
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	—	—	—
Net income (loss) attributable to Key	$164	$131	$253	$276	$(10)	$11	$407	$418

AVERAGE BALANCES (b)
Loans and leases	$31,403	$31,647	$57,210	$54,131	$1,036	$1,149	$89,649	$86,927
Total assets (a)	34,814	34,802	64,817	61,750	40,489	38,363	140,120	134,915
Deposits	71,289	67,421	34,418	32,794	1,869	2,341	107,576	102,556
OTHER FINANCIAL DATA
Net loan charge-offs (b)	$34	$35	$30	$19	—	—	$64	$54
Return on average allocated equity (b)	19.83%	16.41%	23.66%	25.31%	(.56)%	.50%	10.49%	11.33%
Return on average allocated equity	19.83	16.41	23.66	25.31	(.51)	.62	10.51	11.39
Average full-time equivalent employees (c)	9,631	10,106	2,360	2,457	5,563	5,977	17,554	18,540

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

20. Revenue from Contracts with Customers

The following table represents a disaggregation of revenue from contracts with customers, by business segment, for the three-month periods ended March 31, 2019, and March 31, 2018. Refer to Note 19 (“Business Segment Reporting”) for a description of the company-wide organizational change which occurred in the first quarter of 2019 resulting in the realignment of Key’s businesses into two reportable business segments, Consumer Bank and Commercial Bank. Prior period information was restated to conform to the new business segment structure.

	Three months ended March 31, 2019			Three months ended March 31, 2018
dollars in millions	Consumer Bank	Commercial Bank	Total Contract Revenue	Consumer Bank	Commercial Bank	Total Contract Revenue
NONINTEREST INCOME
Trust and investment services income	$85	$15	$100	$99	$20	$119
Investment banking and debt placement fees	—	45	45	—	47	47
Services charges on deposit accounts	60	27	87	61	28	89
Cards and payments income	38	26	64	34	26	60
Other noninterest income	3	—	3	5	—	5
Total revenue from contracts with customers	$186	$113	$299	$199	$121	$320

Other noninterest income (a)			$215			$234
Noninterest income from Other(b)			22			47
Total noninterest income			$536			$601

(a)	Noninterest income considered earned outside the scope of contracts with customers.

(b)
Other includes other segments that consists of corporate treasury, our principal investing unit, and various exit portfolios as well as reconciling items which primarily represents the unallocated portion of nonearning assets of corporate support functions. Charges related to the funding of these assets are part of net interest income and are allocated to the business segments through noninterest expense. Reconciling items also includes intercompany eliminations and certain items that are not allocated to the business segments because they do not reflect their normal operations. Refer to Note 19 (“Business Segment Reporting”) for more information.

We had no material contract assets or contract liabilities as of March 31, 2019, and March 31, 2018.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of KeyCorp

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of KeyCorp as of March 31, 2019, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for the three-month periods ended March 31, 2019 and 2018, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of KeyCorp as of December 31, 2018, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated February 25, 2019, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2018 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results

These financial statements are the responsibility of the KeyCorp's management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to KeyCorp in accordance with the U.S. federal securities laws and the applicable rules and regulations of the SEC and the PCAOB. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial statements consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Cleveland, Ohio
May 3, 2019

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

No changes were made to KeyCorp’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the last quarter that materially affected, or are reasonably likely to materially affect,
KeyCorp’s internal control over financial reporting. There were no significant changes to our internal control over financial reporting due to the adoption of the new lease accounting standard on January 1, 2019.

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

For a discussion of certain risk factors affecting us, see the section titled “Supervision and Regulation” in Part I, Item 1. Business, on pages 10-23 of our 2018 Form 10-K; Part I, Item 1A. Risk Factors, on pages 23-34 of our 2018 Form 10-K; the section titled “Supervision and regulation” in this Form 10-Q; and our disclosure regarding forward-looking statements in this Form 10-Q.

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

We completed $199 million of Common Share repurchases, including $167 million of Common Share repurchases in the open market and $32 million of Common Share repurchases related to employee equity compensation programs, in the first quarter of 2019 under our 2018 capital plan authorization.

The following table summarizes our repurchases of our Common Shares for the three months ended March 31, 2019.

Calendar month	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased as part of publicly announced plans or programs (b)
January 1-31	5,816,525	16.77	5,816,525	18,706,866
February 1-28	5,505,830	16.92	5,505,830	12,171,330
March 1-31	469,060	17.06	469,060	13,139,413
Total	11,791,415	16.85	11,791,415

(a)	Includes Common Shares deemed surrendered by employees in connection with our stock compensation and benefit plans to satisfy tax obligations.

(b)
Calculated using the remaining general repurchase amount divided by the closing price of KeyCorp Common Shares as follows: on January 31, 2019 at $16.47; on February 28, 2019, at $17.66; and on March 31, 2019, at $15.75.

Item 6. Exhibits

10.1	KeyCorp Executive Annual Performance Plan, filed as Exhibit 10.1 to Form 8-K on March 15, 2019. #
10.2	KeyCorp Second Deferred Savings Plan (effective January 1, 2019), filed as Exhibit 10.30 to Form 10-K on February 25, 2019. #
15	Acknowledgment of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101
The following materials from KeyCorp’s Form 10-Q Report for the quarterly period ended March 31, 2019, formatted in inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income; (iii) the Consolidated Statements of Changes in Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

#	Indicates management contract or compensatory plan or arrangement.
*	Furnished herewith.

Information Available on Website

KeyCorp makes available free of charge on its website, www.key.com, its 2018 Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports as soon as reasonably practicable after KeyCorp electronically files such material with, or furnishes it to, the SEC. We also make available a summary of filings made with the SEC of statements of beneficial ownership of our equity securities filed by our directors and officers under Section 16 of the Exchange Act. The “Regulatory Disclosures and Filings” tab of the investor relations section of our website includes public disclosures concerning our annual and mid-year stress-testing activities under the Dodd-Frank Act. Information contained on or accessible through our website or any other website referenced in this report is not part of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

KEYCORP
(Registrant)

Date: May 3, 2019	/s/ Douglas M. Schosser
By: Douglas M. Schosser
Chief Accounting Officer (Principal Accounting Officer)