Form 10-Q
period 2019-06-30
KEYCORP /NEW/
filed 2019-08-01
CIK 91576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019
Commission File Number 001-11302

Exact name of registrant as specified in its charter:

Ohio	34-6542451
State or other jurisdiction of incorporation or organization:	I.R.S. Employer Identification Number:

127 Public Square,	Cleveland,	Ohio	44114-1306
Address of principal executive offices:			Zip Code:
(216) 689-3000
Registrant’s telephone number, including area code:

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, $1 par value	KEY	New York Stock Exchange
Depositary Shares (each representing a 1/40th interest in a share of Fixed-to-Floating Rate	KEY PrI	New York Stock Exchange
Perpetual Non-Cumulative Preferred Stock, Series E)
Depositary Shares (each representing a 1/40th interest in a share of Fixed Rate Perpetual Non-	KEY PrJ	New York Stock Exchange
Cumulative Preferred Stock, Series F)
Depositary Shares (each representing a 1/40th interest in a share of Fixed Rate Perpetual Non-	KEY PrK	New York Stock Exchange
Cumulative Preferred Stock, Series G)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares with a par value of $1 each	1,003,258,801 shares
Title of class	Outstanding at July 29, 2019

KEYCORP

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion & Analysis of Financial Condition & Results of Operations

Introduction

This section reviews the financial condition and results of operations of KeyCorp and its subsidiaries for the quarterly periods ended June 30, 2019, and June 30, 2018. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. When you read this discussion, you should also refer to the consolidated financial statements and related notes in this report. The page locations of specific sections and notes that we refer to are presented in the Table of Contents.

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

•
We use the phrase continuing operations in this document to mean all of our businesses other than our government-guaranteed and private education lending businesses and Austin. The government-guaranteed and private education lending business and Austin have been accounted for as discontinued operations since 2009.

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

ALCO: Asset/Liability Management Committee.	KBCM: KeyBanc Capital Markets, Inc.
ALLL: Allowance for loan and lease losses.	KCC: Key Capital Corporation.
A/LM: Asset/liability management.	KCDC: Key Community Development Corporation.
AOCI: Accumulated other comprehensive income (loss).	KEF: Key Equipment Finance.
APBO: Accumulated postretirement benefit obligation.	KEF: Key Equipment Finance.
ASC: Accounting Standards Codification.	KIBS: Key Insurance & Benefits Services, Inc.
Austin: Austin Capital Management, Ltd.	KMS: Key Merchant Services, LLC.
BHCs: Bank holding companies.	KPP: Key Principal Partners.
Board: KeyCorp Board of Directors.	KREEC: Key Real Estate Equity Capital, Inc.
Cain Brothers: Cain Brothers & Company, LLC.	LCR: Liquidity coverage ratio.
CCAR: Comprehensive Capital Analysis and Review.	LIBOR: London Interbank Offered Rate.
CMBS: Commercial mortgage-backed securities.	LIHTC: Low-income housing tax credit.
CME: Chicago Mercantile Exchange.	LTV: Loan-to-value.
CMO: Collateralized mortgage obligation.	Moody’s: Moody’s Investor Services, Inc.
Common Shares: KeyCorp common shares, $1 par value.	MRC: Market Risk Committee.
DIF: Deposit Insurance Fund of the FDIC.	MRM: Market Risk Management group.
Dodd-Frank Act: Dodd-Frank Wall Street Reform and	N/A: Not applicable.
Consumer Protection Act of 2010.	NAV: Net asset value.
EBITDA: Earnings before interest, taxes, depreciation, and	N/M: Not meaningful.
amortization.	NMTC: New market tax credit.
EPS: Earnings per share.	NOW: Negotiable Order of Withdrawal.
ERISA: Employee Retirement Income Security Act of 1974.	NPR: Notice of proposed rulemaking.
ERM: Enterprise risk management.	NYSE: New York Stock Exchange.
EVE: Economic value of equity.	OCC: Office of the Comptroller of the Currency.
FASB: Financial Accounting Standards Board.	OCI: Other comprehensive income (loss).
FDIC: Federal Deposit Insurance Corporation.	OREO: Other real estate owned.
Federal Reserve: Board of Governors of the Federal	OTTI: Other-than-temporary impairment.
Reserve System.	PBO: Projected benefit obligation.
FHLB: Federal Home Loan Bank of Cincinnati.	PCI: Purchased credit impaired.
FHLMC: Federal Home Loan Mortgage Corporation.	RMBS: Residential mortgage-backed securities.
FICO: Fair Isaac Corporation.	S&P: Standard and Poor’s Ratings Services,
First Niagara: First Niagara Financial Group, Inc.	a Division of The McGraw-Hill Companies, Inc.
FNMA: Federal National Mortgage Association, or Fannie	SEC: U.S. Securities and Exchange Commission.
Mae.	TCJ Act: Tax Cuts and Jobs Act.
FSOC: Financial Stability Oversight Council.	TDR: Troubled debt restructuring.
GAAP: U.S. generally accepted accounting principles.	TE: Taxable-equivalent.
GNMA: Government National Mortgage Association, or	U.S. Treasury: United States Department of the
Ginnie Mae.	Treasury.
HelloWallet: HelloWallet, LLC.	VaR: Value at risk.
HTC: Historic tax credit.	VEBA: Voluntary Employee Beneficiary Association.
ISDA: International Swaps and Derivatives Association.	VIE: Variable interest entity.
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

We saw solid revenue trends during the second quarter of 2019, reflecting balance sheet growth and momentum in our fee-based businesses. We also have realized substantially all of our $200 million in cost savings. We expect to reach our targeted cash efficiency ratio range of 54.0% to 56.0% in the second half of 2019.

Moderate Risk Profile

Maintain a moderate risk profile by targeting a net loan charge-offs to average loans ratio in the range of .40% to .60% through a credit cycle.

During the second quarter of 2019, our net loan charge-offs to average loans ratio remained below our targeted range. We continue to remain consistent and disciplined in our credit underwriting and portfolio management and are committed to maintaining our moderate risk profile in 2019.

Financial Return

A return on average tangible common equity in the range of 16.00% to 19.00%.

During the second quarter of 2019, we repurchased $180 million of Common Shares. On April 18, 2019, we announced our 2019 capital plan which includes $1.0 billion of Common Share repurchases beginning in the third quarter of 2019. Our 2019 capital plan also includes a 9% increase in our Common Stock dividend to $.185 per Common Share, which was approved by our Board of Directors on July 17, 2019. We remain committed to consistently delivering on our stated priorities of supporting organic growth, increasing dividends, and prudently repurchasing Common Shares.

Selected financial data

Our financial performance for each of the last five quarters is summarized in Figure 1.

Figure 1. Selected Financial Data

	2019		2018			Six months ended June 30,
dollars in millions, except per share amounts	Second	First	Fourth	Third	Second	2019	2018
FOR THE PERIOD
Interest income	$1,329	$1,304	$1,297	$1,239	$1,205	$2,633	$2,342
Interest expense	348	327	297	253	226	675	419
Net interest income	981	977	1,000	986	979	1,958	1,923
Provision for credit losses	74	62	59	62	64	136	125
Noninterest income	622	536	645	609	660	1,158	1,261
Noninterest expense	1,019	963	1,012	964	993	1,982	1,999
Income (loss) from continuing operations before income taxes	510	488	574	569	582	998	1,060
Income (loss) from continuing operations attributable to Key	423	406	482	482	479	829	895
Income (loss) from discontinued operations, net of taxes	2	1	2	—	3	3	5
Net income (loss) attributable to Key	425	407	484	482	482	832	900
Income (loss) from continuing operations attributable to Key common shareholders	403	386	459	468	464	789	866
Income (loss) from discontinued operations, net of taxes	2	1	2	—	3	3	5
Net income (loss) attributable to Key common shareholders	405	387	461	468	467	792	871
PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.40	$.38	$.45	$.45	$.44	$.79	$.82
Income (loss) from discontinued operations, net of taxes	—	—	—	—	—	—	—
Net income (loss) attributable to Key common shareholders (a)	.40	.38	.45	.45	.44	.79	.82
Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	.40	.38	.45	.45	.44	.78	.81
Income (loss) from discontinued operations, net of taxes — assuming dilution	—	—	—	—	—	—	—
Net income (loss) attributable to Key common shareholders — assuming dilution (a)	.40	.38	.45	.45	.44	.78	.81
Cash dividends paid	.17	.17	.17	.17	.120	.340	.225
Book value at period end	15.07	14.31	13.90	13.33	13.29	15.07	13.29
Tangible book value at period end	12.12	11.55	11.14	10.59	10.59	12.12	10.59
Weighted-average common shares outstanding (000)	999,163	1,006,717	1,018,614	1,036,479	1,052,652	1,003,047	1,054,378
Weighted-average common shares and potential common shares outstanding (000) (b)	1,007,964	1,016,504	1,030,417	1,049,976	1,065,793	1,012,365	1,068,939
AT PERIOD END
Loans	$91,937	$90,178	$89,552	$89,268	$88,222	$91,937	$88,222
Earning assets	130,213	127,296	125,803	125,007	123,472	130,213	123,472
Total assets	144,545	141,515	139,613	138,805	137,792	144,545	137,792
Deposits	109,946	108,175	107,309	105,780	104,548	109,946	104,548
Long-term debt	14,312	14,168	13,732	13,849	13,853	14,312	13,853
Key common shareholders’ equity	15,069	14,474	14,145	13,758	14,075	15,069	14,075
Key shareholders’ equity	16,969	15,924	15,595	15,208	15,100	16,969	15,100
PERFORMANCE RATIOS — FROM CONTINUING OPERATIONS
Return on average total assets	1.19%	1.18%	1.37%	1.40%	1.41%	1.18%	1.33%
Return on average common equity	10.94	10.98	13.07	13.36	13.29	10.96	12.53
Return on average tangible common equity (c)	13.69	13.69	16.40	16.81	16.73	13.69	15.82
Net interest margin (TE)	3.06	3.13	3.16	3.18	3.19	3.10	3.17
Cash efficiency ratio (c)	61.9	61.9	59.9	58.7	58.8	61.9	60.8
PERFORMANCE RATIOS — FROM CONSOLIDATED OPERATIONS
Return on average total assets	1.19%	1.17%	1.37%	1.39%	1.40%	1.18%	1.33%
Return on average common equity	11.00	11.01	13.13	13.36	13.37	11.01	12.60
Return on average tangible common equity (c)	13.75	13.72	16.47	16.81	16.84	13.74	15.91
Net interest margin (TE)	3.05	3.12	3.14	3.16	3.17	3.08	3.15
Loan-to-deposit (d)	86.1	85.1	85.6	87.0	86.9	86.1	86.9
CAPITAL RATIOS AT PERIOD END
Key shareholders’ equity to assets	11.74%	11.25%	11.17%	10.96%	10.96%	11.74%	10.96%
Key common shareholders’ equity to assets	10.46	10.25	10.15	9.93	10.21	10.46	10.21
Tangible common equity to tangible assets (c)	8.59	8.43	8.30	8.05	8.32	8.59	8.32
Common Equity Tier 1	9.57	9.81	9.93	9.95	10.13	9.57	10.13
Tier 1 risk-based capital	11.01	10.94	11.08	11.11	10.95	11.01	10.95
Total risk-based capital	13.03	12.98	12.89	12.99	12.83	13.03	12.83
Leverage	10.00	9.89	9.89	10.03	9.87	10.00	9.87
TRUST ASSETS
Assets under management	$38,942	$38,742	$36,775	$40,575	$39,663	$38,942	$39,663
OTHER DATA
Average full-time-equivalent employees	17,206	17,554	17,664	18,150	18,376	17,379	18,458
Branches	1,102	1,158	1,159	1,166	1,177	1,102	1,177

(a)	EPS may not foot due to rounding.

(b)	Assumes conversion of Common Share options and other stock awards and/or convertible preferred stock, as applicable.

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

Strategic developments

Our actions and results during the second quarter of 2019 supported our corporate strategy described in the “Introduction” section under the “Corporate strategy” heading on page 39 of our 2018 Form 10-K.

•
We continued to make progress during the second quarter of 2019 to grow profitably heading into the second half of 2019. Investment banking and debt placement fees reached a record second quarter level and are positioned well for the second half of 2019. We also saw increases from ongoing investments we have made in our residential mortgage business. Noninterest expense was up from the second quarter of 2018 primarily due to an increase in charitable contributions and volume-driven expenses which offset the benefit from the successful implementation of our expense initiatives. We expect to reach our targeted cash efficiency ratio range of 54.0% to 56.0% in the second half of 2019.

•
On April 3, 2019, we closed our acquisition of Laurel Road Bank’s digital lending business as we acquire and expand targeted client relationships. The acquisition of Laurel Road has driven an increase of average consumer direct loans of 33.0% during the second quarter of 2019 when compared to the same period one year ago. Overall, Laurel Road added over $400 million in loan originations in the second quarter of 2019 which has exceeded our initial expectations. We remain very excited about our Laurel Road acquisition, which bolsters our digital capabilities and aligns well with our relationship strategy, to build broad-based relationships.

•	During the second quarter of 2019, we effectively managed risk and rewards as net loan charge-offs were
.29% of average loans, below our targeted range. Net loan charge-offs for the three months ended June 30, 2019, increased from the same period one year ago, primarily due to an increase in net loan charge-offs in our consumer loan portfolios.

•
Maintaining financial strength while driving long-term shareholder value was again a focus during the second quarter of 2019. At June 30, 2019, our Common Equity Tier 1 and Tier 1 risk-based capital ratios stood at 9.57% and 11.01%, respectively. Consistent with our 2018 capital plan, we completed $180 million of Common Share repurchases and the Board declared a common share dividend of $.17 per Common Share. On April 18, 2019, we announced our 2019 capital plan. Share repurchases of up to $1.0 billion are included in the 2019 capital plan which is effective from the third quarter of 2019 through the second quarter of 2020. Our 2019 capital plan also includes a 9% increase in our Common Stock dividend to $.185 per Common Share, which was approved by our Board of Directors on July 17, 2019.

•
On May 29, 2019, we released our 2018 Corporate Responsibility report, highlighting our ongoing legacy as a responsible bank and citizen. Included in the report are the results from the first two years of the National Community Benefits Plan, under which we invested over $7.1 billion in communities. Highlights of the report also include detail on KeyBank's efforts around: diversity and inclusion; fostering sustainable communities and operations; financial wellness; employee volunteerism; and transformative philanthropy which promotes one of our strategic goals to engage a high-performing, talented, and diverse workforce.

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

The Consumer Bank serves individuals and small businesses throughout our 15-state branch footprint by offering a variety of deposit and investment products, personal finance and financial wellness services, lending, student loan refinancing, mortgage and home equity, credit card, treasury services, and business advisory services. Consumer Bank also purchases retail auto sales contracts via a network of auto dealerships. The auto dealerships finance the sale of automobiles as the initial lender and then assign the contracts to us pursuant to dealer agreements. In addition, wealth management and investment services are offered to assist non-profit and high-net-worth clients with their banking, trust, portfolio management, life insurance, charitable giving, and related needs.

The Commercial Bank delivers a broad suite of banking and capital markets products to its clients, including syndicated finance, debt and equity capital markets, commercial payments, equipment finance, commercial mortgage banking, derivatives, foreign exchange, financial advisory, and public finance. Commercial Bank is also a significant servicer of commercial mortgage loans and a significant special servicer of CMBS.

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

Under the Regulatory Capital Rules, standardized approach banking organizations, such as KeyCorp and KeyBank, are required to meet the minimum capital and leverage ratios set forth in Figure 2 below. At June 30, 2019, Key had an estimated Common Equity Tier 1 Capital Ratio of 9.49% under the fully phased-in Regulatory Capital Rules. Also, at June 30, 2019, based on the fully phased-in Regulatory Capital Rules, Key estimates that its capital and leverage ratios, after adjustment for market risk, would be as set forth in Figure 2.

Figure 2. Pro Forma Ratios vs. Minimum Capital Ratios Calculated Under the Fully Phased-In Regulatory Capital Rules

Ratios (including capital conservation buffer)	Regulatory Minimum Requirement	Capital Conservation Buffer (c)	Regulatory Minimum With Capital Conservation Buffer	Key June 30, 2019 Pro forma
Common Equity Tier 1 (a)	4.50%	2.50%	7.00%	9.49%
Tier 1 Capital	6.00	2.50	8.50	10.92
Total Capital	8.00	2.50	10.50	13.05
Leverage (b)	4.00	N/A	4.00	10.00

(a)	See section entitled “GAAP to Non-GAAP Reconciliations,” which presents the computation of Common Equity Tier 1 capital under the fully phased-in regulatory capital rules.

(b)	As a standardized approach banking organization, KeyCorp is not subject to the 3% supplemental leverage ratio requirement, which became effective January 1, 2018.

(c)
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

We believe that, as of June 30, 2019, KeyBank (consolidated) satisfied the risk-based and leverage capital requirements necessary to be considered “well capitalized” for purposes of the PCA framework. However, investors should not regard this determination as a representation of the overall financial condition or prospects of KeyBank because the PCA framework is intended to serve a limited supervisory function. Moreover, it is important to note that the PCA framework does not apply to BHCs, like KeyCorp.

Recent regulatory capital-related developments

On July 9, 2019, the federal banking agencies issued a final rule to simplify certain aspects of the Regulatory Capital Rules for standardized approach banking organizations, including Key. The final rule simplifies, for these banking organizations, the regulatory capital requirements for mortgage servicing assets, certain deferred tax assets arising from temporary differences, and investments in the capital of unconsolidated financial institutions. The final rule replaces multiple deduction thresholds with a single 25% deduction threshold for each of these categories and requires that a 250% risk weight be applied to mortgage servicing assets and deferred tax assets that are not deducted from capital. The final rule also simplifies the calculation of the amount of capital issued by a consolidated subsidiary of a banking organization and held by third parties that is includable in regulatory capital. In addition, the final rule makes certain technical amendments to the Regulatory Capital Rules that are applicable to standardized approach banking organizations as well as advanced approaches banking organizations. The technical amendments are effective on October 1, 2019, and the simplification changes are effective on April 1, 2020.

On July 12, 2019, the federal banking agencies released an NPR to expand upon a proposal issued in September 2018 to amend the Regulatory Capital Rules by revising the definition of a high volatility commercial real estate (“HVCRE”) exposure. HVCRE exposures are subject to a heightened risk weight under the Regulatory Capital Rules. The September 2018 proposal seeks to conform the HVCRE definition to statutory changes enacted in May 2018. The July 2019 NPR expands upon the September 2018 proposal to request comment on the treatment of loans that finance the development of land for purposes of the one- to four-family residential properties exclusion in the revised HVCRE exposure definition. Comments are due 30 days after the NPR is published in the Federal Register.

See Item 1. Business of our 2018 Form 10-K under the heading “Supervision and Regulation — Regulatory capital requirements — Recent regulatory capital-related developments” for a discussion of other recent regulatory capital-related developments.

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

In April 2019, the Federal Reserve and FDIC released a proposal to modify the resolution planning requirements applicable to large BHCs. Under this proposal, BHCs with less than $250 billion in total consolidated assets would no longer be required to submit a resolution plan unless they have $75 billion or more in certain risk-based indicators. If this proposal is adopted, KeyCorp will no longer be subject to resolution planning requirements. Comments on this proposal were due by June 21, 2019. On April 16, 2019, the FDIC issued an advance notice of proposed rulemaking (“ANPR”) requesting public comment on potential changes to its rule imposing resolution planning requirements on large insured depository institutions, including potential modifications to the rule in the following areas: (i) creation of tiered resolution planning requirements based on institution size, complexity, and other factors; (ii) revisions to the frequency and required content of plan submissions, including elimination of plan submissions for a category of smaller and less complex institutions; (iii) improvements to the process for periodic engagements between the FDIC and institutions on resolution-related matters; and (iv) revision of the $50 billion asset threshold in the current rule. The FDIC indicated that it is considering two alternate approaches with respect to the tiering of resolution plan requirements. Under each of these approaches, institutions would be placed into three groups with the first two groups required to submit resolution plans with streamlined content requirements and the third group not required to submit a resolution plan. The FDIC would engage with institutions in all three groups on a periodic basis on a limited number of items related to resolution planning and would conduct periodic testing of the resolution planning capabilities of these institutions. Comments on this ANPR were due by June 21, 2019. Any changes to this rule will impact KeyBank. The FDIC extended the due date for the next resolution plan submission for all institutions until after the rulemaking is completed.

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

Deposit insurance

In December 2016, the FDIC issued a final rule that imposes recordkeeping requirements on insured depository institutions with two million or more deposit accounts (including KeyBank) in order to facilitate rapid payment of insured deposits to customers if the institutions were to fail. The rule requires those insured depository institutions to: (i) maintain complete and accurate data on each depositor’s ownership interest by right and capacity for all of the institution’s deposit accounts; and (ii) develop the capability to calculate the insured and uninsured amounts for each deposit owner within 24 hours of failure. The FDIC will conduct periodic testing of compliance with these requirements, and institutions subject to the rule must submit to the FDIC a certification of compliance, signed by the bank’s chief executive officer, and a deposit insurance coverage summary report on or before the mandatory compliance date and annually thereafter. The final rule became effective on April 1, 2017, with a mandatory compliance date of April 1, 2020. On July 16, 2019, the FDIC approved amendments that revise certain aspects of this rule. Among other things, the amendments to this rule (i) provide covered institutions with the option to extend the compliance date to no later than April 1, 2021, upon notification to the FDIC; (ii) clarify the certification requirement; (iii) revise the actions that must be taken for deposit accounts insured on a pass-through basis (where the bank’s account holder is holding funds on behalf of the beneficial owners of the funds); and (iv) streamline the process for submitting exception requests to the FDIC.

Control standards

On April 23, 2019, the Federal Reserve released an NPR requesting public comment on a new, comprehensive framework for determining control under the Bank Holding Company Act and the Home Owners’ Loan Act. The proposal would simplify and provide greater transparency regarding the standards used by the Federal Reserve to determine whether one company has control over another company. The proposal would codify existing Federal Reserve precedents on control and would make certain targeted adjustments to these precedents. The proposal would provide a tiered framework that would look at the size of an investing company’s voting and total equity investment in another company along with a variety of other factors, including board representation, officer and employee interlocks, and the existence of business relationships between the companies. By providing greater clarity regarding the standards that would be applied for control determinations, the proposal may facilitate (1) BHCs making minority investments in nonbank companies and (2) nonbank investors taking minority stakes in banking organizations. Comments on this proposal were due by July 15, 2019.

Community Reinvestment Act

See Item 1. Business of our 2018 Form 10-K under the heading “Supervision and Regulation — Other Regulatory Developments — Community Reinvestment Act” for an overview of the Community Reinvestment Act and recent developments related to it.

Results of Operations

Earnings overview

The following chart provides a reconciliation of net income from continuing operations attributable to Key common shareholders for the three months ended June 30, 2018, to the three months ended June 30, 2019 (dollars in millions):
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
TE net interest income was $989 million for the second quarter of 2019, compared to TE net interest income of $987 million for the second quarter of 2018. The increase in net interest income reflects the benefit from higher earning asset balances and higher interest rates, partially offset by a lower net interest margin, driven by an elevated level of liquidity, higher interest-bearing deposit costs, lower loan fees, and a continued decline in purchase accounting accretion. Second quarter 2019 net interest income included $17 million of purchase accounting accretion, a decline of $11 million from the second quarter of 2018.

For the six months ended June 30, 2019, TE net interest income was $2.0 billion, an increase of $35 million from TE net interest income of $1.9 billion for the same period last year. The increase in net interest income reflects higher earning asset balances and higher interest rates, partly offset by a lower net interest margin driven by balance sheet mix, higher interest-bearing deposit costs, lower loan fees, and a continued decline in purchase accounting accretion. In 2019, we expect TE net interest income to be in the range of $4.0 billion to $4.1 billion, with our outlook assuming one 25 basis point interest rate decrease in 2019.

Average loans were $90.8 billion for the second quarter of 2019, an increase of $2.1 billion compared to the second quarter of 2018. Commercial loans increased $1.6 billion, reflecting broad-based growth in commercial and industrial loans, partially offset by declines in commercial mortgage and construction loans. Consumer loans increased $573 million, driven by solid growth from Laurel Road, residential mortgage loans, and indirect auto lending. Home equity loans declined $900 million, largely the result of continued paydowns in home equity lines of credit. For 2019, we anticipate average loans to be in the range of $90 billion to $91 billion.

Average deposits totaled $109.6 billion for the second quarter of 2019, an increase of $5.6 billion compared to the year-ago quarter, reflecting strength in our retail banking franchise and growth from commercial relationships. For 2019, we anticipate average deposits to be in the range of $108 billion to $109 billion.

Figure 4. Consolidated Average Balance Sheets, Net Interest Income, and Yields/Rates and Components of Net Interest Income Changes from Continuing Operations

	Three months ended June 30, 2019			Three months ended June 30, 2018			Change in Net interest income due to
dollars in millions	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)	Volume	Yield/Rate	Total
ASSETS
Loans (b), (c)
Commercial and industrial (d)	$47,227	$547	4.65%	$45,030	$485	4.32%	$24	$38	$62
Real estate — commercial mortgage	13,866	175	5.06	14,055	172	4.89	(2)	5	3
Real estate — construction	1,423	20	5.41	1,789	23	4.97	(5)	2	(3)
Commercial lease financing	4,476	41	3.65	4,550	41	3.61	(1)	1	—
Total commercial loans	66,992	783	4.69	65,424	721	4.41	16	46	62
Real estate — residential mortgage	5,790	58	4.03	5,451	54	3.97	3	1	4
Home equity loans	10,701	135	5.05	11,601	135	4.67	(11)	11	—
Consumer direct loans	2,352	43	7.39	1,768	33	7.54	11	(1)	10
Credit cards	1,091	31	11.26	1,080	30	11.21	—	1	1
Consumer indirect loans	3,859	40	4.15	3,320	35	4.26	6	(1)	5
Total consumer loans	23,793	307	5.17	23,220	287	4.97	9	11	20
Total loans	90,785	1,090	4.81	88,644	1,008	4.56	25	57	82
Loans held for sale	1,302	15	4.56	1,375	16	4.50	(1)	—	(1)
Securities available for sale (b), (e)	21,086	135	2.54	17,443	97	2.13	22	16	38
Held-to-maturity securities (b)	11,058	67	2.41	12,226	72	2.36	(7)	2	(5)
Trading account assets	1,124	9	3.28	943	7	3.21	1	1	2
Short-term investments	3,200	17	2.23	2,015	8	1.76	6	3	9
Other investments (e)	640	4	2.00	710	5	3.08	—	(1)	(1)
Total earning assets	129,195	1,337	4.14	123,356	1,213	3.92	46	78	124
Allowance for loan and lease losses	(881)			(875)
Accrued income and other assets	14,321			13,897
Discontinued assets	1,009			1,241
Total assets	$143,644			$137,619

LIABILITIES
NOW and money market deposit accounts	$63,071	147.93		$54,749	59.44		10	78	88
Savings deposits	4,781	1.09		6,276	5.35		(1)	(3)	(4)
Certificates of deposit ($100,000 or more)	8,147	48	2.37	7,516	32	1.70	3	13	16
Other time deposits	5,569	27	1.93	4,949	16	1.22	2	9	11
Total interest-bearing deposits	81,568	223	1.10	73,490	112.61		14	97	111
Federal funds purchased and securities sold under repurchase agreements	194	—	.20	1,475	5	1.41	(2)	(3)	(5)
Bank notes and other short-term borrowings	842	5	2.46	1,116	7	2.27	(2)	—	(2)
Long-term debt (f), (g)	13,213	120	3.67	12,748	102	3.20	4	14	18
Total interest-bearing liabilities	95,817	348	1.46	88,829	226	1.02	14	108	122
Noninterest-bearing deposits	28,033			30,513
Accrued expense and other liabilities	2,253			2,002
Discontinued liabilities (g)	1,009			1,241
Total liabilities	127,112			122,585
EQUITY
Key shareholders’ equity	16,531			15,032
Noncontrolling interests	1			2
Total equity	16,532			15,034
Total liabilities and equity	$143,644			$137,619

Interest rate spread (TE)			2.68%			2.90%
Net interest income (TE) and net interest margin (TE)		989	3.06%		987	3.19%	$32	$(30)	2
TE adjustment (b)		8			8
Net interest income, GAAP basis		$981			$979

(a)	Results are from continuing operations. Interest excludes the interest associated with the liabilities referred to in (g), calculated using a matched funds transfer pricing methodology.

(b)
Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 21% for the three months ended June 30, 2019, and June 30, 2018.

(c)	For purposes of these computations, nonaccrual loans are included in average loan balances.

(d)	Commercial and industrial average balances include $141 million and $126 million of assets from commercial credit cards for the three months ended June 30, 2019, and June 30, 2018, respectively.

(e)	Yield is calculated on the basis of amortized cost.

(f)	Rate calculation excludes basis adjustments related to fair value hedges.

(g)	A portion of long-term debt and the related interest expense is allocated to discontinued liabilities as a result of applying our matched funds transfer pricing methodology to discontinued operations.

Figure 4. Consolidated Average Balance Sheets, Net Interest Income, and Yields/Rates and Components of Net Interest Income Changes from Continuing Operations

	Six months ended June 30, 2019			Six months ended June 30, 2018			Change in Net interest income due to
dollars in millions	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)	Volume	Yield/Rate	Total
ASSETS
Loans (b), (c)
Commercial and industrial (d)	$46,616	$1,079	4.67%	$43,888	$919	4.22%	$59	$101	$160
Real estate — commercial mortgage	14,094	354	5.07	14,070	337	4.83	1	16	17
Real estate — construction	1,492	41	5.45	1,872	45	4.80	(10)	6	(4)
Commercial lease financing	4,486	82	3.66	4,607	82	3.57	(2)	2	—
Total commercial loans	66,688	1,556	4.70	64,437	1,383	4.32	48	125	173
Real estate — residential mortgage	5,667	114	4.02	5,465	108	3.96	4	2	6
Home equity loans	10,847	272	5.06	11,738	269	4.61	(21)	24	3
Consumer direct loans	2,109	80	7.68	1,767	66	7.53	13	1	14
Credit cards	1,098	63	11.53	1,080	60	11.27	1	2	3
Consumer indirect loans	3,811	79	4.14	3,303	70	4.28	11	(2)	9
Total consumer loans	23,532	608	5.20	23,353	573	4.94	8	27	35
Total loans	90,220	2,164	4.83	87,790	1,956	4.49	56	152	208
Loans held for sale	1,212	28	4.64	1,282	28	4.31	(2)	2	—
Securities available for sale (b), (e)	20,649	264	2.52	17,665	192	2.09	35	37	72
Held-to-maturity securities (b)	11,213	135	2.41	12,134	141	2.33	(11)	5	(6)
Trading account assets	1,041	17	3.31	925	14	3.11	2	1	3
Short-term investments	2,965	33	2.25	2,032	16	1.64	9	8	17
Other investments (e)	647	8	2.35	716	11	3.02	(1)	(2)	(3)
Total earning assets	127,947	2,649	4.16	122,544	2,358	3.85	88	203	291
Allowance for loan and lease losses	(879)			(875)
Accrued income and other assets	14,317			13,982
Discontinued assets	1,037			1,272
Total assets	$142,422			$136,923

LIABILITIES
NOW and money market deposit accounts	$61,928	277.90		$54,129	105.39		17	155	172
Savings deposits	4,796	2.08		6,254	10.32		(2)	(6)	(8)
Certificates of deposit ($100,000 or more)	8,261	95	2.31	7,246	59	1.64	9	27	36
Other time deposits	5,535	51	1.86	4,907	29	1.17	4	18	22
Total interest-bearing deposits	80,520	425	1.06	72,536	203.56		28	194	222
Federal funds purchased and securities sold under repurchase agreements	301	1.67		1,448	9	1.26	(5)	(3)	(8)
Bank notes and other short-term borrowings	746	9	2.59	1,228	13	2.05	(6)	2	(4)
Long-term debt (f), (g)	13,187	240	3.67	12,608	194	3.08	9	37	46
Total interest-bearing liabilities	94,754	675	1.44	87,820	419.96		26	230	256
Noninterest-bearing deposits	28,074			30,747
Accrued expense and other liabilities	2,437			2,121
Discontinued liabilities (g)	1,037			1,272
Total liabilities	126,302			121,960
EQUITY
Key shareholders’ equity	16,119			14,961
Noncontrolling interests	1			2
Total equity	16,120			14,963
Total liabilities and equity	$142,422			$136,923

Interest rate spread (TE)			2.72%			2.89%
Net interest income (TE) and net interest margin (TE)		1,974	3.10%		1,939	3.17%	$62	$(27)	$35
TE adjustment (b)		16			16
Net interest income, GAAP basis		$1,958			$1,923

(a)	Results are from continuing operations. Interest excludes the interest associated with the liabilities referred to in (g) below, calculated using a matched funds transfer pricing methodology.

(b)
Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 21% for the six months ended June 30, 2019, and June 30, 2018, respectively.

(c)	For purposes of these computations, nonaccrual loans are included in average loan balances.

(d)	Commercial and industrial average balances include $137 million and $123 million of assets from commercial credit cards for the six months ended June 30, 2019, and June 30, 2018, respectively.

(e)	Yield is calculated on the basis of amortized cost.

(f)	Rate calculation excludes basis adjustments related to fair value hedges.

(g)
A portion of long-term debt and the related interest expense is allocated to discontinued liabilities as a result of applying Key’s matched funds transfer pricing methodology to discontinued operations.

Provision for credit losses
Our provision for credit losses was $74 million for the three months ended June 30, 2019, compared to $64 million for the three months ended June 30, 2018. Provision for credit losses was $136 million for the six months ended June 30, 2019, compared to $125 million for the six months ended June 30, 2018. The provision for credit losses increased during the three and six months ended June 30, 2019, primarily due to an increase in net loan charge-offs compared to the same periods one year ago. In 2019, we expect the provision to slightly exceed net loan charge-offs to provide for loan growth.

Noninterest income

As shown in Figure 5, noninterest income was $622 million, and represented 39% of total revenue for the second quarter of 2019, compared to $660 million, representing 40% of total revenue for the year-ago quarter. Noninterest income was $1.2 billion for the six months ended June 30, 2019, compared to $1.3 billion for the six months ended June 30, 2018. In 2019, we expect noninterest income to be in the range of $2.5 billion to $2.6 billion.

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

Trust and investment services income

Trust and investment services income consists of brokerage commissions, trust and asset management fees, and insurance income. The assets under management that primarily generate these revenues are shown in Figure 6. For the three months ended June 30, 2019, trust and investment services income decreased $6 million, or 4.7%, compared to the same period one year ago. For the six months ended June 30, 2019, trust and investment services income was down $24 million, or 9.2%, from the six months ended June 30, 2018. These decreases were primarily related to the sale of KIBS in May 2018, which contributed $7 million of income in the second quarter of 2018 and $22 million of income for the six months ended June 30, 2018.

A significant portion of our trust and investment services income depends on the value and mix of assets under management. At June 30, 2019, our bank, trust, and registered investment advisory subsidiaries had assets under management of $38.9 billion, compared to $39.7 billion at June 30, 2018. Assets under management were down, as shown in Figure 6, as the market continued to recover from the market decline that occurred during the second half of 2018.

Figure 6. Assets Under Management

in millions	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
Assets under management by investment type:
Equity	$23,805	$23,299	$21,325	$24,958	$24,125
Securities lending	520	761	774	1,049	977
Fixed income	10,800	10,817	10,696	10,946	11,276
Money market	3,817	3,865	3,980	3,622	3,285
Total assets under management	$38,942	$38,742	$36,775	$40,575	$39,663

Investment banking and debt placement fees

Investment banking and debt placement fees consists of syndication fees, debt and equity financing fees, financial adviser fees, gains on sales of commercial mortgages, and agency origination fees. Investment banking and debt placement fees increased $8 million, or 5.2%, from the year-ago quarter. The increase was primarily driven by higher syndications fees and agency origination fees. For the six months ended June 30, 2019, investment banking and debt placement fees were down $25 million, or 8.4%, from the six months ended June 30, 2018, primarily due to the market disruption from the government shutdown early in 2019.

Cards and payments income

Cards and payments income, which consists of debit card, consumer and commercial credit card, and merchant services income, increased $2 million, or 2.8%, from the year-ago quarter. For the six months ended June 30, 2019, cards and payments income was up $6 million, or 4.5%, from the six months ended June 30, 2018. These increases were primarily due to higher debit card, credit card, and merchant fees.

Service charges on deposit accounts

Service charges on deposit accounts decreased $8 million, or 8.8%, for the three months ended June 30, 2019, compared to the same period one year ago. For the six months ended June 30, 2019, service charges on deposit accounts was down $15 million, or 8.3%, from the six months ended June 30, 2018.

Other noninterest income

Other noninterest income includes operating lease income and other leasing gains, corporate services income, corporate-owned life insurance income, consumer mortgage income, mortgage servicing fees, and other income. Other noninterest income decreased $34 million, or 15.8%, from the year-ago quarter. For the six months ended June 30, 2019, other noninterest income was down $45 million, or 11.6%, from the six months ended June 30, 2018. Other income was down primarily due to a $78 million gain related to the sale of KIBS during the second quarter of 2018. Partially offsetting this was an increase in operating lease income and other leasing gains which was negatively impacted by a $42 million lease residual loss in the second quarter of 2018.

Noninterest expense

As shown in Figure 7, noninterest expense was $1.0 billion for the second quarter of 2019, compared to $993 million for the second quarter of 2018. Noninterest expense was $2.0 billion for the six months ended June 30, 2019, compared to $2.0 billion for the six months ended June 30, 2018. In 2019, we expect noninterest expense to be in the range of $3.85 billion to $3.95 billion, excluding the impact of third quarter of 2019 activity as disclosed in Note 21 (“Subsequent Event”) of this report.

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

Personnel

Personnel expense, the largest category of our noninterest expense, increased by $3 million, or .5%, for the three months ended June 30, 2019, compared to the same period one year ago. This increase was driven by higher severance expense related to efficiency initiative actions taken during the quarter and higher incentive and stock-based compensation, partially offset by lower salaries and contract labor. For the six months ended June 30, 2019, personnel expense was down $28 million, or 2.4%, from the six months ended June 30, 2018, primarily due to lower salaries and contract labor and employee benefits, partially offset by higher severance expense related to efficiency initiative actions taken during the six months ended June 30, 2019.

Net occupancy

Net occupancy expense decreased $6 million, or 7.6%, for the second quarter of 2019, compared to the same period one year ago. For the six months ended June 30, 2019, net occupancy was down $12 million, or 7.6%, from the six months ended June 30, 2018. These decreases were primarily due to lower rental expenses and real estate taxes. These decreases were partially offset by an increase in lease termination fees.

Other noninterest expense

Other noninterest expense includes equipment, operating lease expense, marketing, FDIC assessment, intangible asset amortization, OREO expense, and other miscellaneous expense categories. Other noninterest expense increased $30 million, or 13.3%, from the year-ago quarter. For the six months ended June 30, 2019, other noninterest expense was up $19 million, or 4.1%, from the six months ended June 30, 2018. These increases were primarily due to an increase in charitable contributions and volume-driven expenses, which were partially offset by the elimination of the FDIC surcharge.

Income taxes

We recorded tax expense of $87 million for the second quarter of 2019 and $103 million for the second quarter of 2018.

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

Market and business overview

As the banking industry moves forward, so do our clients. Anticipating our client's needs not only today, but for tomorrow and into the future, has become one of the biggest challenges for the banking industry. We view these challenges as an opportunity to help our current client base meet their own goals, as well as attract new and diverse clients. In an increasingly digital world focused on specialized convenience, we have made meaningful steps to meet those demands through new digital portals and the acquisitions of HelloWallet in 2017 and Laurel Road in 2019. These platforms place us in a unique position to develop long lasting and meaningful relationships with our current and prospective clients. Financial wellness is a core tenet of our customer relationships and we see it in three different ways: diagnose, enhance, and sustain. Our goal is to get our clients to a place where they can comfortably sustain their current financial position so we can be there for them when they are ready to grow. Clients no longer go to a branch to conduct transactions only, they go to seek advice and gain new perspectives on issues they may be facing. Overall, we have a passion to help our clients through:

•	Ease - enabling simple and clear banking with no surprises

•	Value - knowing our clients and valuing each relationship

•	Expertise - provide our clients with industry-leading expertise and personalized service

Summary of operations

•	Net income of $172 million for the second quarter of 2019, compared to $155 million for the year-ago quarter.

•	Taxable-equivalent net interest income increased by $20 million, or 3.5%, from the second quarter of 2018. The increase in net interest income was primarily driven by balance sheet growth.

•
Average loans and leases increased $605 million, or 1.9%. This was driven by Laurel Road and strength in residential mortgage and indirect auto lending. This growth was partially offset by an $878 million, or 7.6%, decrease in home equity balances.

•	Average deposits increased $4.0 billion, or 5.9%, from the second quarter of 2018. This was driven by growth in money market and certificates of deposit, reflecting Key’s relationship strategy.

•	Provision for credit losses increased $1 million compared to the second quarter of 2018, as credit quality remained stable.

•	Noninterest income decreased $5 million, or 2.1%, from the year-ago quarter driven by lower service charges on deposit accounts.

•
Noninterest expense decreased $9 million, or 1.6%, from the year-ago quarter. The decline reflects the benefit of efficiency initiatives, strong expense discipline, and the elimination of the FDIC quarterly surcharge. The decline in expense was partially offset by the acquisition of Laurel Road.

Commercial Bank

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

Summary of operations

•	Net income attributable to Key of $283 million for the second quarter of 2019, compared to $256 million for the year-ago quarter.

•	Taxable-equivalent net interest income decreased by $13 million, or 3.1%, compared to the second quarter of 2018, driven by lower purchase accounting accretion and loan spread compression.

•	Average loan and lease balances increased $1.7 billion, or 3.1%, compared to the second quarter of 2018 driven by broad-based growth in commercial and industrial loans.

•	Average deposit balances increased $2.8 billion, or 8.4%, compared to the second quarter of 2018, driven by growth in core deposits and short term transactional deposits.

•	Provision for credit losses increased $8 million compared to the second quarter of 2018, driven by loan growth. Credit quality remained stable compared to the second quarter of 2018.

•
Noninterest income increased $51 million, or 16.8%, from the prior year. The year-ago quarter included a notable item of $42 million related to a residual loss on an operating lease. Investment banking and debt placement fees increased $8 million, or 5.2%, from the prior year, primarily related to strength in loan syndication fees.

•
Noninterest expense decreased by $10 million, or 2.6%, from the second quarter of 2018. The decline reflects the benefit of efficiency initiatives, strong expense discipline, and the elimination of the FDIC quarterly surcharge.

Financial Condition

Loans and loans held for sale

Figure 8. Breakdown of Loans at June 30, 2019

(a)	Other consumer loans include Consumer direct loans, Credit cards, and Consumer indirect loans. See Note 3 (“Loan Portfolio”) Item 1. Financial Statements of this report.

At June 30, 2019, total loans outstanding from continuing operations were $91.9 billion, compared to $89.6 billion at December 31, 2018. For more information on balance sheet carrying value, see Note 1 (“Summary of Significant Accounting Policies”) under the headings “Loans” and “Loans Held for Sale” on page 99 of our 2018 Form 10-K.

Commercial loan portfolio

Commercial loans outstanding were $67.9 billion at June 30, 2019, an increase of $1.6 billion, or 2.3%, compared to December 31, 2018, driven by an increase in commercial and industrial loans, partially offset by declines in commercial mortgage and construction loans. Figure 9 provides our commercial loan portfolios by industry classification at June 30, 2019, and December 31, 2018.

Figure 9. Commercial Loans by Industry

June 30, 2019	Commercial and industrial	Commercial real estate	Commercial lease financing	Total commercial loans	Percent of total
dollars in millions
Industry classification:
Agriculture	$972	$172	$113	$1,257	1.9%
Automotive	2,033	445	31	2,509	3.7
Business products	1,607	116	60	1,783	2.6
Business services	2,949	136	229	3,314	4.9
Chemicals	877	47	54	978	1.5
Commercial real estate	6,098	10,363	27	16,488	24.3
Construction materials and contractors	1,955	221	225	2,401	3.5
Consumer discretionary	3,725	416	444	4,585	6.8
Consumer services	3,586	714	186	4,486	6.6
Equipment	1,583	89	75	1,747	2.6
Finance	5,648	55	398	6,101	9.0
Healthcare	3,956	1,553	342	5,851	8.6
Materials manufacturing and mining	1,007	52	41	1,100	1.6
Oil and gas	1,944	57	60	2,061	3.0
Public exposure	2,817	76	1,042	3,935	5.8
Technology	885	28	127	1,040	1.5
Transportation	1,393	194	806	2,393	3.5
Utilities	4,830	3	318	5,151	7.6
Other	679	1	—	680	1.0
Total	$48,544	$14,738	$4,578	$67,860	100.0%

December 31, 2018	Commercial and industrial	Commercial real estate	Commercial lease financing	Total commercial loans	Percent of total
dollars in millions
Industry classification:
Agriculture	$1,045	$176	$120	$1,341	2.0%
Automotive	2,140	448	46	2,634	4.0
Business products	1,596	127	50	1,773	2.7
Business services	2,779	136	228	3,143	4.7
Chemicals	933	43	56	1,032	1.6
Commercial real estate	5,808	10,830	28	16,666	25.1
Construction materials and contractors	1,756	207	221	2,184	3.3
Consumer discretionary	3,675	516	489	4,680	7.1
Consumer services	3,354	746	195	4,295	6.5
Equipment	1,586	89	81	1,756	2.6
Finance	5,178	459	357	5,994	9.0
Healthcare	2,999	1,743	369	5,111	7.7
Materials manufacturing and mining	1,093	46	41	1,180	1.8
Oil and gas	1,739	51	57	1,847	2.8
Public exposure	2,656	73	1,054	3,783	5.7
Technology	996	28	64	1,088	1.6
Transportation	1,377	229	829	2,435	3.7
Utilities	4,357	4	321	4,682	7.1
Other	686	—	—	686	1.0
Total	$45,753	$15,951	$4,606	$66,310	100.0%

Commercial and industrial. Commercial and industrial loans are the largest component of our loan portfolio, representing 53% of our total loan portfolio at June 30, 2019, and 51% at December 31, 2018. This portfolio is approximately 85% variable rate and consists of loans originated primarily to large corporate, middle market, and small business clients.

Commercial and industrial loans totaled $48.5 billion at June 30, 2019, an increase of $2.8 billion, or 6.1%, compared to December 31, 2018. The growth was broad-based and spread across most industry categories, including increased lending in the finance, healthcare, utilities, and commercial real estate lending.

Commercial real estate loans. Our commercial real estate portfolio includes both mortgage and construction loans, and is originated through two primary sources: our 15-state banking franchise, and KeyBank
Real Estate Capital, a national line of business within the Commercial Bank that cultivates relationships with owners of commercial real estate located both within and beyond the branch system. Nonowner-occupied properties, generally properties for which at least 50% of the debt service is provided by rental income from nonaffiliated third parties, represented 80% of total commercial real estate loans outstanding at June 30, 2019. Construction loans, which provide a stream of funding for properties not fully leased at origination to support debt service payments over the term of the contract or project, represented 10% of commercial real estate loans at period end.

At June 30, 2019, commercial real estate loans totaled $14.7 billion, which includes $1.4 billion of construction loans. Compared to December 31, 2018, this portfolio decreased $1.2 billion, or 7.6%. driven by elevated paydowns resulting from competitive headwinds and strategic exits. In addition, we continue to focus primarily on owners of completed and stabilized commercial real estate in accordance with our relationship strategy.

As shown in Figure 10, our commercial real estate loan portfolio includes various property types and geographic locations of the underlying collateral. These loans include commercial mortgage and construction loans in both
Consumer Bank and Commercial Bank.

Figure 10. Commercial Real Estate Loans

	Geographic Region							Total	Percent of Total	Construction	Commercial Mortgage
dollars in millions	West	Southwest	Central	Midwest	Southeast	Northeast	National
June 30, 2019
Nonowner-occupied:
Retail properties	$106	$41	$117	$151	$168	$637	$188	$1,408	9.6%	$90	$1,318
Multifamily properties	550	199	929	590	1,051	1,397	610	5,326	36.1	1,093	4,233
Health facilities	66	—	72	82	165	529	370	1,284	8.7	25	1,259
Office buildings	204	7	252	114	167	758	130	1,632	11.1	77	1,555
Warehouses	39	35	26	22	42	233	153	550	3.7	9	541
Manufacturing facilities	30	—	35	6	40	57	56	224	1.5	4	220
Hotels/Motels	61	—	7	—	6	179	66	319	2.2	—	319
Residential properties	—	—	—	3	22	104	—	129.9		5	124
Land and development	17	5	5	3	—	6	—	36.2		30	6
Other	61	9	42	97	14	266	329	818	5.6	13	805
Total nonowner-occupied	1,134	296	1,485	1,068	1,675	4,166	1,902	11,726	79.6	1,346	10,380
Owner-occupied	818	14	292	496	84	1,308	—	3,012	20.4	93	2,919
Total	$1,952	$310	$1,777	$1,564	$1,759	$5,474	$1,902	14,738	100.0%	$1,439	$13,299

Nonperforming loans	—	—	—	$11	$9	$18	$51	$89	N/M	2	$87
Accruing loans past due 90 days or more	1	—	—	1	—	9	—	11	N/M	$—	11
Accruing loans past due 30 through 89 days	$—	3	$2	6	11	20	—	42	N/M	20	22

December 31, 2018
Nonowner-occupied:
Retail properties	$126	$45	$142	$174	$184	$674	$302	$1,647	10.3%	$82	$1,565
Multifamily properties	452	210	914	608	1,153	1,708	693	5,738	36.0	1,163	4,575
Health facilities	98	—	49	59	153	724	385	1,468	9.2	20	1,449
Office buildings	270	7	224	90	165	851	119	1,726	10.8	120	1,605
Warehouses	66	34	20	47	71	290	203	731	4.6	48	684
Manufacturing facilities	42	—	36	3	25	38	91	235	1.5	20	215
Hotels/Motels	95	—	19	—	6	204	62	386	2.4	—	386
Residential properties	3	—	—	3	21	135	—	162	1.0	53	109
Land and development	17	4	5	2	—	48	—	76.5		52	23
Other	46	9	61	53	4	323	151	647	4.0	11	636
Total nonowner-occupied	1,215	309	1,470	1,039	1,782	4,995	2,006	12,816	80.3	1,569	11,247
Owner-occupied	837	25	283	493	58	1,439	—	3,135	19.7	97	3,038
Total	$2,052	$334	$1,753	$1,532	$1,840	$6,434	$2,006	$15,951	100.0%	$1,666	$14,285

Nonperforming loans	$1	—	—	$8	—	$7	$53	$69	N/M	—	$69
Accruing loans past due 90 days or more	—	—	—	2	$11	11	—	24	N/M	$12	12
Accruing loans past due 30 through 89 days	—	—	$11	1	1	23	13	49	N/M	13	36

West –	Alaska, California, Hawaii, Idaho, Montana, Oregon, Washington, and Wyoming
Southwest –	Arizona, Nevada, and New Mexico
Central –	Arkansas, Colorado, Oklahoma, Texas, and Utah
Midwest –	Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, and Wisconsin
Southeast –	Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, Washington D.C., and West Virginia
Northeast –	Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, and Vermont
National –	Accounts in three or more regions

Consumer loan portfolio

Consumer loans outstanding increased by $835 million, or 3.6%, from December 31, 2018, as growth from Laurel Road, residential mortgage loans, and indirect auto lending more than offset the decline in home equity loans. Laurel Road loan originations were over $400 million for the quarter.

The home equity portfolio is comprised of loans originated by our Consumer Bank within our 15-state footprint and is the largest segment of our consumer loan portfolio, representing 44% of consumer loans outstanding at June 30, 2019.

We held the first lien position for approximately 60% of the home equity portfolio at both June 30, 2019, and June 30, 2018. For loans with real estate collateral, we track borrower performance monthly. Regardless of the lien position, credit metrics are refreshed quarterly, including recent FICO scores as well as updated loan-to-value ratios. This information is used in establishing the ALLL. Our methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” beginning on page 101 of our 2018 Form 10-K.

Figure 11. Consumer Loans by State

	Real estate — residential mortgage	Home equity loans	Consumer direct loans	Credit cards	Consumer indirect loans	Total
June 30, 2019
New York	$1,143	$2,718	$410	$393	$740	$5,404
Ohio	525	1,466	388	239	632	3,250
Washington	853	1,645	219	100	9	2,826
Pennsylvania	282	691	85	53	344	1,455
Maine	105	444	61	37	309	956
Colorado	347	475	73	33	2	930
Connecticut	1,065	387	36	24	146	1,658
Massachusetts	252	49	31	5	377	714
Oregon	417	869	79	47	2	1,414
Indiana	104	406	110	46	75	741
Other	960	1,425	858	119	1,367	4,729
Total	$6,053	$10,575	$2,350	$1,096	$4,003	$24,077

	Real estate — residential mortgage	Home equity loans	Consumer direct loans	Credit cards	Consumer indirect loans	Total
December 31, 2018
New York	$1,117	$2,881	$402	$415	$730	$5,545
Ohio	479	1,538	383	252	506	3,158
Washington	714	1,714	234	104	11	2,777
Pennsylvania	275	726	83	52	276	1,412
California	49	27	13	4	38	131
Colorado	256	509	76	35	2	878
Connecticut	1,090	413	30	23	143	1,699
Texas	1	15	8	4	18	46
Oregon	366	905	80	47	3	1,401
Massachusetts	255	50	27	5	341	678
Other	911	2,364	473	203	1,566	5,517
Total	$5,513	$11,142	$1,809	$1,144	$3,634	$23,242

Figure 12 summarizes our loan sales for the first six months of 2019 and all of 2018.

Figure 12. Loans Sold (Including Loans Held for Sale)

in millions	Commercial	Commercial Real Estate	Commercial Lease Financing	Residential Real Estate	Total
2019
Second quarter	$154	$1,864	$96	$329	$2,443
First quarter	301	1,536	34	225	2,096
Total	$455	$3,400	$130	$554	$4,539
2018
Fourth quarter	$157	$4,918	$104	$331	$5,510
Third quarter	247	2,242	52	302	2,843
Second quarter	253	2,266	144	308	2,971
First quarter	141	2,251	66	284	2,742
Total	$798	$11,677	$366	$1,225	$14,066

Figure 13 shows loans that are either administered or serviced by us, but not recorded on the balance sheet; this includes loans that were sold.

Figure 13. Loans Administered or Serviced

in millions	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
Commercial real estate loans	$310,792	$300,989	$291,158	$270,771	$256,062
Residential mortgage	5,428	5,304	5,209	5,046	4,893
Education loans	693	727	766	804	845
Commercial lease financing	934	924	916	892	915
Commercial loans	588	562	549	534	518
Total	$318,435	$308,506	$298,598	$278,047	$263,233

In the event of default by a borrower, we are subject to recourse with respect to approximately $4.4 billion of the $318.4 billion of loans administered or serviced at June 30, 2019. Additional information about this recourse arrangement is included in Note 16 (“Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with FNMA.”

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

Securities

Our securities portfolio totaled $32.4 billion at June 30, 2019, compared to $30.9 billion at December 31, 2018. Available-for-sale securities were $21.5 billion at June 30, 2019, compared to $19.4 billion at December 31, 2018. Held-to-maturity securities were $10.9 billion at June 30, 2019, and $11.5 billion at December 31, 2018.

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

Figure 14. Mortgage-Backed Securities by Issuer

in millions	June 30, 2019	December 31, 2018
FHLMC	$5,645	$7,048
FNMA	12,597	10,076
GNMA	13,837	13,637
Total (a)	$32,079	$30,761

(a)	Includes securities held in the available-for-sale and held-to-maturity portfolios.

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

Figure 15. Securities Available for Sale

dollars in millions	U.S. Treasury, Agencies, and Corporations	States and Political Subdivisions	Agency Residential Collateralized Mortgage Obligations (a)	Agency Residential Mortgage-backed Securities (a)	Agency Commercial Mortgage-backed Securities (a)	Other Securities	Total	Weighted-Average Yield (b)
June 30, 2019
Remaining maturity:
One year or less	$173	$2	$162	$6	—	$35	$378	2.29%
After one through five years	98	3	12,064	1,135	$3,235	—	16,535	2.47
After five through ten years	—	—	1,386	912	2,308	—	4,606	2.93
After ten years	1	—	—	8	—	—	9	3.25
Fair value	$272	$5	$13,612	$2,061	$5,543	$35	$21,528	—
Amortized cost	272	5	13,593	2,035	5,472	17	21,394	2.56%
Weighted-average yield (b)	1.95%	5.40%	2.40%	2.71%	2.93%	—	2.56%	—
Weighted-average maturity	1.6 years	1.0 years	3.6 years	4.6 years	5.1 years	.7 years	4.0 years	—
December 31, 2018
Fair value	$147	$7	$13,962	$2,105	$3,187	$20	$19,428	—
Amortized cost	150	7	14,315	2,128	3,300	17	19,917	2.46%

(a)	Maturity is based upon expected average lives rather than contractual terms.

(b)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a TE basis using the statutory federal income tax rate of 21%.

Held-to-maturity securities

Federal agency CMOs and mortgage-backed securities constitute essentially all of our held-to-maturity securities. The remaining balance is comprised of foreign bonds. Figure 16 shows the composition, yields, and remaining maturities of these securities.

Figure 16. Held-to-Maturity Securities

dollars in millions	Agency Residential Collateralized Mortgage Obligations (a)	Agency Residential Mortgage-backed Securities (a)	Agency Commercial Mortgage-backed Securities (a)	Other Securities	Total	Weighted-Average Yield (b)
June 30, 2019
Remaining maturity:
One year or less	$37	—	—	$4	$41	1.95%
After one through five years	5,547	—	$2,047	11	7,605	2.33
After five through ten years	851	$456	1,925	—	3,232	2.63
After ten years	—	—	—	—	—	—
Amortized cost	$6,435	$456	$3,972	$15	$10,878	2.42%
Fair value	6,404	457	4,023	15	10,899	—
Weighted-average yield (b)	2.11%	2.70%	2.88%	3.29%	2.42%	—
Weighted-average maturity	3.9 years	6.6 years	5.9 years	2.4 years	4.7 years	—
December 31, 2018
Amortized cost	$7,021	$490	$3,996	$12	$11,519	2.41%
Fair value	6,769	476	3,865	12	11,122	—

(a)	Maturity is based upon expected average lives rather than contractual terms.

(b)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a TE basis using the statutory federal income tax rate of 21%.

Deposits and other sources of funds

Figure 17. Breakdown of Deposits at June 30, 2019
Deposits are our primary source of funding. At June 30, 2019, our deposits totaled $109.9 billion, an increase of $2.6 billion compared to December 31, 2018. The increase reflects strength in our retail banking franchise and growth from commercial relationships.

Wholesale funds, consisting of short-term borrowings and long-term debt, totaled $15.2 billion at June 30, 2019, compared to $14.6 billion at December 31, 2018. The increase from December 31, 2018, was largely the result of an increase in long-term debt.

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

2019 capital plan

On April 18, 2019, we announced our 2019 capital plan. Share repurchases of up to $1.0 billion are included in the 2019 capital plan which is effective from the third quarter of 2019 through the second quarter of 2020. Our 2019 capital plan also includes a 9% increase in our Common Stock dividend to $.185 per Common Share, which was approved by our Board of Directors on July 17, 2019.
Dividends

Consistent with our 2018 capital plan, we paid a quarterly dividend of $.17 per Common Share for the second quarter of 2019. Further information regarding the capital planning process and CCAR is included under the heading “Capital planning and stress testing” in the “Supervision and Regulation” section beginning on page 15 of our 2018 Form 10-K.

Common shares outstanding

Our Common Shares are traded on the NYSE under the symbol KEY with 33,934 holders of record at June 30, 2019. Our book value per Common Share was $15.07 based on 1.003 billion shares outstanding at June 30, 2019, compared to $13.90 per Common Share based on 1.020 billion shares outstanding at December 31, 2018. At June 30, 2019, our tangible book value per Common Share was $12.12, compared to $11.14 per Common Share at December 31, 2018.

Figure 18 shows activities that caused the change in outstanding common shares over the past five quarters.

Figure 18. Changes in Common Shares Outstanding

	2019		2018
in thousands	Second	First	Fourth	Third	Second
Shares outstanding at beginning of period	1,013,186	1,019,503	1,034,287	1,058,944	1,064,939
Open market repurchases and return of shares under employee compensation plans	(10,412)	(11,791)	(15,216)	(25,418)	(6,259)
Shares issued under employee compensation plans (net of cancellations)	340	5,474	432	761	264
Shares outstanding at end of period	1,003,114	1,013,186	1,019,503	1,034,287	1,058,944

As shown above, Common Shares outstanding decreased by 10.1 million shares during the second quarter of 2019.

At June 30, 2019, we had 253.6 million treasury shares, compared to 237.2 million treasury shares at December 31, 2018. Going forward we expect to reissue treasury shares as needed in connection with stock-based compensation awards and for other corporate purposes.

Information on repurchases of Common Shares by KeyCorp is included in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this report.

Preferred stock

On April 29, 2019, we issued $450 million of depositary shares, each representing a 1/40th ownership interest in a share of our Fixed Rate Perpetual Noncumulative Series G Preferred Stock.

Capital adequacy

Capital adequacy is an important indicator of financial stability and performance. All of our capital ratios remained in excess of regulatory requirements at June 30, 2019. Our capital and liquidity levels are intended to position us to weather an adverse operating environment while continuing to serve our clients’ needs, as well as to meet the Regulatory Capital Rules described in Item 1. Business of our 2018 Form 10-K under the heading “Supervision and Regulation.” Our shareholders’ equity to assets ratio was 11.74% at June 30, 2019, compared to 11.17% at December 31, 2018. Our tangible common equity to tangible assets ratio was 8.59% at June 30, 2019, compared to 8.30% at December 31, 2018. See the section entitled “GAAP to Non-GAAP Reconciliations,” which presents the computations of certain financial measures related to “tangible common equity.” The minimum capital and leverage ratios under the Regulatory Capital Rules together with the estimated ratios of KeyCorp at June 30, 2019, calculated on a fully phased-in basis, are set forth in the “Supervision and regulation — Regulatory capital requirements” section in Item 2 of this report.

Figure 19 represents the details of our regulatory capital positions at June 30, 2019, and December 31, 2018, under the Regulatory Capital Rules. Information regarding the regulatory capital ratios of KeyCorp’s banking subsidiaries is presented annually, with the most recent information included in Note 23 (“Shareholders' Equity”) beginning on page 167 of our 2018 Form 10-K.

Figure 19. Capital Components and Risk-Weighted Assets

	dollars in millions	June 30, 2019	December 31, 2018
COMMON EQUITY TIER 1
Key shareholders’ equity (GAAP)		$16,969	$15,595
Less:	Preferred Stock (a)	1,856	1,421
	Common Equity Tier 1 capital before adjustments and deductions	15,113	14,174
Less:	Goodwill, net of deferred taxes	2,593	2,455
	Intangible assets, net of deferred taxes	241	250
	Deferred tax assets	15	9
	Net unrealized gains (losses) on available-for-sale securities, net of deferred taxes	102	(372)
	Accumulated gains (losses) on cash flow hedges, net of deferred taxes	244	(78)
	Amounts in AOCI attributed to pension and postretirement benefit costs, net of deferred taxes	(361)	(381)
	Total Common Equity Tier 1 capital	$12,279	$12,291
TIER 1 CAPITAL
Common Equity Tier 1		$12,279	$12,291
Additional Tier 1 capital instruments and related surplus		1,856	1,421
Less:	Deductions	—	—
	Total Tier 1 capital	14,135	13,712
TIER 2 CAPITAL
Tier 2 capital instruments and related surplus		1,621	1,279
Allowance for losses on loans and liability for losses on lending-related commitments (b)		967	962
Less:	Deductions	—	—
	Total Tier 2 capital	2,588	2,241
	Total risk-based capital	$16,723	$15,953
RISK-WEIGHTED ASSETS
Risk-weighted assets on balance sheet		$101,096	$98,232
Risk-weighted off-balance sheet exposure		25,732	24,593
Market risk-equivalent assets		1,527	963
Gross risk-weighted assets		128,355	123,788
Less:	Excess allowance for loan and lease losses	—	—
	Net risk-weighted assets	$128,355	$123,788
AVERAGE QUARTERLY TOTAL ASSETS		$141,292	$138,689
CAPITAL RATIOS
Tier 1 risk-based capital		11.01%	11.08%
Total risk-based capital		13.03	12.89
Leverage (c)		10.00	9.89
Common Equity Tier 1		9.57	9.93

(a)	Net of capital surplus.

(b)
The ALLL included in Tier 2 capital is limited by regulation to 1.25% of the institution’s standardized total risk-weighted assets (excluding its standardized market risk-weighted assets). The ALLL includes $12 million and $14 million of allowance classified as “discontinued assets” on the balance sheet at June 30, 2019, and December 31, 2018, respectively.

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

Trading market risk

Key incurs market risk as a result of trading activities that are used in support of client facilitation and hedging activities, principally within our investment banking and capital markets businesses. Key has exposures to a wide range of risk factors including interest rates, equity prices, foreign exchange rates, credit spreads, and commodity prices, as well as the associated implied volatilities and spreads.  Our primary market risk exposures are a result of trading and hedging activities in the derivative and fixed income markets, including securitization positions exposures. At June 30, 2019, we did not have any re-securitization positions.  We maintain modest trading inventories to facilitate customer flow, make markets in securities, and hedge certain risks including but not limited to credit risk and interest rate risk. The risks associated with these activities are mitigated in accordance with the Market Risk hedging policy.  The majority of our positions are traded in active markets.

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

Actual losses for the total covered positions did not exceed aggregate daily VaR on any day during the quarters ended June 30, 2019, and June 30, 2018. The MRM backtests our VaR model on a daily basis to evaluate its predictive power. The test compares VaR model results at the 99% confidence level to daily held profit and loss.

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

The aggregate VaR at the 99% confidence level with a one day holding period for all covered positions was $.6 million at June 30, 2019, and $1.1 million at June 30, 2018. Figure 20 summarizes our VaR at the 99% confidence level with a one day holding period for significant portfolios of covered positions for the three months ended June 30, 2019, and June 30, 2018.

Figure 20. VaR for Significant Portfolios of Covered Positions

	2019				2018
	Three months ended June 30,				Three months ended June 30,
in millions	High	Low	Mean	June 30,	High	Low	Mean	June 30,
Trading account assets:
Fixed income	$.9	$.3	$.5	$.3	$1.2	$.6	$.8	$.9
Derivatives:
Interest rate	$.1	—	$.1	$.1	$.1	$—	$.1	$.1

Stressed VaR is calculated by running the portfolios through a predetermined stress period which is approved by the MRC and is calculated at the 99% confidence level using the same model and assumptions used for general VaR. The aggregate stressed VaR for all covered positions was $5.2 million at June 30, 2019, and $5.4 million at June 30, 2018. Figure 21 summarizes our stressed VaR at the 99% confidence level with a one day holding period for significant portfolios of covered positions for the three months ended June 30, 2019, and June 30, 2018.

Figure 21. Stressed VaR for Significant Portfolios of Covered Positions

	2019				2018
	Three months ended June 30,				Three months ended June 30,
in millions	High	Low	Mean	June 30,	High	Low	Mean	June 30,
Trading account assets:
Fixed income	$8.0	$3.4	$5.1	$3.7	$6.2	$4.1	$5.3	$4.2
Derivatives:
Interest rate	$1.2	$.3	$.5	$.9	$.5	$.3	$.4	$.5

Internal capital adequacy assessment. Market risk is a component of our internal capital adequacy assessment. Our risk-weighted assets include a market risk-equivalent asset amount, which consists of a VaR component, stressed VaR component, a de minimis exposure amount, and a specific risk add-on including the securitization positions. The aggregate market value of the securitization positions as defined by the Market Risk Rule was $68 million at June 30, 2019. This amount included $41 million of mortgage-backed securities positions and $27 million of asset-backed securities positions. Specific risk is the price risk of individual financial instruments, which is not accounted for by changes in broad market risk factors and is measured through a standardized approach. Market risk weighted assets, including the specific risk calculations, are run quarterly by the MRM in accordance with the Market Risk Rule, and approved by the Chief Market Risk Officer.

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

Net interest income simulation analysis. The primary tool we use to measure our interest rate risk is simulation analysis. For purposes of this analysis, we estimate our net interest income based on the current and projected composition of our on- and off-balance sheet positions, accounting for recent and anticipated trends in customer activity. The analysis also incorporates assumptions for the current and projected interest rate environments, and balance sheet growth projections based on a most likely macroeconomic view. The results of this simulation analysis reflect management's desired interest rate risk positioning. The modeling incorporates investment portfolio and swap portfolio balances consistent with management's desired interest rate risk positioning. The simulation model estimates the amount of net interest income at risk by simulating the change in net interest income that would occur if interest rates were to gradually increase or decrease over the next 12 months. Due to the low interest rate environment as of June 30, 2018, our standard decrease scenario was modified to a gradual, parallel decrease of 175 basis points over 11 months. As of March 31, 2019, the standard 200 basis point decline was reinstated.

Figure 22 presents the results of the simulation analysis at June 30, 2019, and June 30, 2018. At June 30, 2019, our simulated impact to changes in interest rates was modest. The asset sensitive position declined from 2018 as a result of hedging actions executed to guide the position closer to neutral over time. Tolerance levels for risk management require the development of remediation plans to maintain residual risk within tolerance if simulation modeling demonstrates that a gradual, parallel 200 basis point increase or 200 basis point decrease in interest rates over the next 12 months would adversely affect net interest income over the same period by more than 5.5%. Current modeled exposure is within Board approved tolerances.

Figure 22. Simulated Change in Net Interest Income

	June 30, 2019		June 30, 2018
Basis point change assumption (short-term rates)	-200	+200	-175	+200
Tolerance level	-5.50%	-5.50%	-5.50%	-5.50%
Interest rate risk assessment	-2.34%	-.98%	-5.30%	1.90%

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

Economic value of equity modeling. EVE complements net interest income simulation analysis as it estimates risk exposure beyond 12-, 24-, and 36-month horizons. EVE modeling measures the extent to which the economic values of assets, liabilities, and off-balance sheet instruments may change in response to fluctuations in interest rates. EVE is calculated by subjecting the balance sheet to an immediate 200 basis point increase or decrease in interest rates, measuring the resulting change in the values of assets, liabilities, and off-balance sheet instruments, and comparing those amounts with the base case of the current interest rate environment.  This analysis is highly dependent upon assumptions applied to assets and liabilities with non-contractual maturities. Those assumptions are based on historical behaviors, as well as our expectations. We develop remediation plans that would maintain residual risk within tolerance if this analysis indicates that our EVE will decrease by more than 15% in response to an immediate increase or decrease in interest rates. We are operating within these guidelines as of June 30, 2019.

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

Figure 23. Portfolio Swaps by Interest Rate Risk Management Strategy

	June 30, 2019
				Weighted-Average			December 31, 2018
dollars in millions	Notional Amount	Fair Value		Maturity (Years)	Receive Rate	Pay Rate	Notional Amount	Fair Value
Receive fixed/pay variable — conventional A/LM (a)	$16,320	$235		2.6	2.2%	2.4%	$10,720	$(87)
Receive fixed/pay variable — conventional debt	9,727	238		3.3	3.0	1.8	9,923	(7)
Receive fixed/pay variable — forward A/LM	3,050	121		3.2	2.1	2.3	3,050	45
Pay fixed/receive variable — conventional debt	50	(7)		9.0	2.6	3.6	50	(4)
Total portfolio swaps	$29,147	$587	(c)	2.9	2.3%	2.3%	$23,743	$(53)	(c)

Floors — conventional A/LM (b)	$5,050	4.3			—	—	$4,760	—
Floors — forward A/LM (b)	2,600	$54		2.5	—	—	—	—

(a)	Portfolio swaps designated as A/LM are used to manage interest rate risk tied to both assets and liabilities.

(b)	Conventional A/LM and forward A/LM floors do not have a stated receive rate or pay rate and are given a strike price on the option.

(c)	Excludes accrued interest of $549 million and $114 million at June 30, 2019, and December 31, 2018, respectively.

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

Our credit ratings at June 30, 2019, are shown in Figure 24. We believe these credit ratings, under normal conditions in the capital markets, would enable KeyCorp or KeyBank to issue fixed income securities to investors.

Figure 24. Credit Ratings

June 30, 2019	Short-Term Borrowings	Long-Term Deposits	Senior Long-Term Debt	Subordinated Long-Term Debt	Capital Securities	Preferred Stock
KEYCORP (THE PARENT COMPANY)
Standard & Poor’s	A-2	N/A	BBB+	BBB	BB+	BB+
Moody’s	P-2	N/A	Baa1	Baa1	Baa2	Baa3
Fitch Ratings, Inc.	F1	N/A	A-	BBB+	BB+	BB
DBRS, Inc.	R-1 (low)	N/A	A (low)	BBB (high)	BBB (high)	BBB (low)

KEYBANK
Standard & Poor’s	A-2	N/A	A-	BBB+	N/A	N/A
Moody’s	P-2	Aa3	A3	Baa1	N/A	N/A
Fitch Ratings, Inc.	F1	A	A-	BBB+	N/A	N/A
DBRS, Inc.	R-1 (low)	A	A	A (low)	N/A	N/A

Sources of liquidity

Our primary source of funding for KeyBank is retail and commercial deposits. As of June 30, 2019, our consolidated loan-to-deposit ratio was 86%. In addition, we also have access to various sources of wholesale funding, maintain a portfolio of liquid assets, and have borrowing capacity at the FHLB and Federal Reserve Bank of Cleveland. Our liquid asset portfolio at June 30, 2019, totaled $26.4 billion, consisting of $24.2 billion of unpledged securities, $174 million of securities available for secured funding at the FHLB, and $2.0 billion of net balances of federal funds sold and balances in our Federal Reserve account. Additionally, as of June 30, 2019, our unused borrowing capacity secured by loan collateral was $26 billion at the Federal Reserve Bank of Cleveland and $7.3 billion at the FHLB.

During the second quarter of 2019, our outstanding FHLB advances decreased as $3 million of term advances were paid down.

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

At June 30, 2019, KeyCorp held $3.7 billion in cash, which we projected to be sufficient to meet our projected obligations, including the repayment of our maturing debt obligations for the periods prescribed by our risk tolerance.

Typically, KeyCorp meets its liquidity requirements through regular dividends from KeyBank. During the second quarter of 2019, KeyBank paid $275 million in dividends to KeyCorp. As of June 30, 2019, KeyBank had regulatory capacity to pay $1.2 billion in dividends to KeyCorp without prior regulatory approval.

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

The Consolidated Statements of Cash Flows summarize our sources and uses of cash by type of activity for the six-month periods ended June 30, 2019, and June 30, 2018.

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

Allowance for loan and lease losses

We estimate the appropriate level of the ALLL on at least a quarterly basis. The methodology used is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” beginning on page 101 of our 2018 Form 10-K. Briefly, our allowance applies incurred loss rates to existing loans with similar risk characteristics. We exercise judgment to assess any adjustment to the incurred loss rates for the impact of factors such as changes in economic conditions, lending policies including underwriting standards, and the level of credit risk associated with specific industries and markets. The ALLL at June 30, 2019, represents our best estimate of the incurred credit losses inherent in the loan portfolio at that date. For more information about impaired loans, see Note 4 (“Asset Quality”).

As shown in Figure 25, our ALLL from continuing operations increased by $7 million, or .8%, from December 31, 2018. Our commercial ALLL increased by $4 million, or .5%, from December 31, 2018, primarily due to loan growth and risk rating migration. The commercial increase was concentrated in the commercial and industrial portfolio. Our consumer ALLL increased by $3 million, or 2.1%, from December 31, 2018, primarily due to loan growth and modest shifts in credit quality metrics.

Figure 25. Allocation of the Allowance for Loan Lease Losses

	June 30, 2019			December 31, 2018
dollars in millions	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans
Commercial and industrial	$549	61.7%	52.8%	$532	60.2%	51.1%
Commercial real estate:
Commercial mortgage	139	15.6	14.4	142	16.1	15.9
Construction	24	2.7	1.6	33	3.8	1.9
Total commercial real estate loans	163	18.3	16.0	175	19.9	17.8
Commercial lease financing	35	3.9	5.0	36	4.1	5.1
Total commercial loans	747	83.9	73.8	743	84.2	74.0
Real estate — residential mortgage	7.8		6.6	7.8		6.2
Home equity loans	36	4.1	11.5	35	3.9	12.4
Consumer direct loans	32	3.6	2.6	30	3.4	2.0
Credit cards	44	4.9	1.2	48	5.4	1.3
Consumer indirect loans	24	2.7	4.3	20	2.3	4.1
Total consumer loans	143	16.1	26.2	140	15.8	26.0
Total loans (a)	$890	100.0%	100.0%	$883	100.0%	100.0%

(a)	Excludes allocations of the ALLL related to the discontinued operations of the education lending business in the amount of $12 million at June 30, 2019, and $14 million at December 31, 2018.

Net loan charge-offs

Figure 26 shows the trend in our net loan charge-offs by loan type, while the composition of loan charge-offs and recoveries by type of loan is presented in Figure 27.

Net loan charge-offs for the three months ended June 30, 2019, increased $5 million compared to the year-ago quarter. This increase was primarily due to an increase in net loan charge-offs in our consumer loan portfolios. In 2019, we expect net loan charge-offs to average loans to remain below our long-term targeted range of 40 to 60 basis points.

Figure 26. Net Loan Charge-offs from Continuing Operations (a)

	2019		2018
dollars in millions	Second	First	Fourth	Third	Second
Commercial and industrial	$24	$26	$26	$33	$32
Real estate — Commercial mortgage	—	4	11	5	1
Real estate — Construction	—	4	(1)	—	—
Commercial lease financing	14	7	—	1	4
Total commercial loans	38	41	36	39	37
Real estate — Residential mortgage	1	—	—	—	—
Home equity loans	4	2	5	1	3
Consumer direct loans	8	9	7	9	7
Credit cards	10	9	8	8	10
Consumer indirect loans	4	3	4	3	3
Total consumer loans	27	23	24	21	23
Total net loan charge-offs	$65	$64	$60	$60	$60
Net loan charge-offs to average loans	.29%	.29%	.27%	.27%	.27%
Net loan charge-offs from discontinued operations — education lending business	$3	$3	$3	$3	$2

(a)	Credit amounts indicate that recoveries exceeded charge-offs.

Figure 27. Summary of Loan and Lease Loss Experience from Continuing Operations

	Three months ended June 30,		Six months ended June 30,
dollars in millions	2019	2018	2019	2018
Average loans outstanding	$90,785	$88,644	$90,220	$87,790
Allowance for loan and lease losses at beginning of period	$883	$881	$883	$877
Loans charged off:
Commercial and industrial	30	39	66	76
Real estate — commercial mortgage	1	2	6	3
Real estate — construction	—	—	4	—
Commercial lease financing	16	4	24	5
Total commercial loans	47	45	100	84
Real estate — residential mortgage	1	—	2	1
Home equity loans	6	6	10	10
Consumer direct loans	10	9	20	17
Credit cards	12	12	23	24
Consumer indirect loans	8	7	16	15
Total consumer loans	37	34	71	67
Total loans charged off	84	79	171	151
Recoveries:
Commercial and industrial	6	7	16	13
Real estate — commercial mortgage	1	1	2	1
Real estate — construction	—	—	—	1
Commercial lease financing	2	—	3	1
Total commercial loans	9	8	21	16
Real estate — residential mortgage	—	—	1	—
Home equity loans	2	3	4	6
Consumer direct loans	2	2	3	4
Credit cards	2	2	4	3
Consumer indirect loans	4	4	9	8
Total consumer loans	10	11	21	21
Total recoveries	19	19	42	37
Net loan charge-offs	(65)	(60)	(129)	(114)
Provision (credit) for loan and lease losses	72	66	136	124
Allowance for loan and lease losses at end of period	$890	$887	$890	$887
Liability for credit losses on lending-related commitments at beginning of period	$62	$60	$64	$57
Provision (credit) for losses on lending-related commitments	2	(2)	—	1
Liability for credit losses on lending-related commitments at end of period (a)	$64	$58	$64	$58
Total allowance for credit losses at end of period	$954	$945	$954	$945
Net loan charge-offs to average total loans	.29%	.27%	.29%	.26%
Allowance for loan and lease losses to period-end loans	.97	1.01	.97	1.01
Allowance for credit losses to period-end loans	1.04	1.07	1.04	1.07
Allowance for loan and lease losses to nonperforming loans	158.6	162.8	158.6	162.8
Allowance for credit losses to nonperforming loans	170.1	173.4	170.1	173.4

Discontinued operations — education lending business:
Loans charged off	$4	$3	$8	$7
Recoveries	1	1	2	3
Net loan charge-offs	$(3)	$(2)	$(6)	$(4)

(a)	Included in “accrued expense and other liabilities” on the balance sheet.

Nonperforming assets

Figure 28 shows the composition of our nonperforming assets. As shown in Figure 28, nonperforming assets at June 30, 2019, increased $31 million from December 31, 2018. This increase was driven by nominal net increases in our nonperforming loans coupled with our consumer OREO portfolio.

Overall, our credit quality trends remain benign. For a summary of our nonaccrual and charge-off policies, see Note 1 (“Summary of Significant Accounting Policies”) under the headings “Nonperforming Loans,” “Impaired Loans,” and “Allowance for Loan and Lease Losses” beginning on page 100 of our 2018 Form 10-K.

Figure 28. Summary of Nonperforming Assets and Past Due Loans from Continuing Operations

dollars in millions	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
Commercial and industrial	$189	$170	$152	$227	$178
Real estate — commercial mortgage	85	82	81	98	42
Real estate — construction	2	2	2	2	2
Total commercial real estate loans (a)	87	84	83	100	44
Commercial lease financing	7	9	9	10	21
Total commercial loans (b)	283	263	244	337	243
Real estate — residential mortgage	62	64	62	62	55
Home equity loans	191	195	210	221	222
Consumer direct loans	3	3	4	4	4
Credit cards	2	3	2	2	2
Consumer indirect loans	20	20	20	19	19
Total consumer loans	278	285	298	308	302
Total nonperforming loans (c)	561	548	542	645	545
OREO	38	40	35	28	26
Other nonperforming assets	9	9	—	1	—
Total nonperforming assets (c)	$608	$597	$577	$674	$571
Accruing loans past due 90 days or more	$74	$118	$112	$87	$103
Accruing loans past due 30 through 89 days	299	290	312	368	429
Restructured loans — accruing and nonaccruing (d)	395	365	399	366	347
Restructured loans included in nonperforming loans (d)	228	198	247	211	184
Nonperforming assets from discontinued operations — education lending business	7	7	8	6	6
Nonperforming loans to period-end portfolio loans (c)	.61%	.61%	.61%	.72%	.62%
Nonperforming assets to period-end portfolio loans plus OREO and other nonperforming assets (c)	.66	.66%	.64%	.75%	.65%

(a)	See Figure 10 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial real estate loan portfolio.

(b)	See Figure 9 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial loan portfolio.

(c)
Nonperforming loan balances exclude $518 million, $551 million, $575 million, $606 million, and $629 million of PCI loans at June 30, 2019, March 31, 2019, December 31, 2018, September 30, 2018, and June 30, 2018, respectively.

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

Figure 29 shows the types of activity that caused the change in our nonperforming loan balance during each of the last five quarters.

Figure 29. Summary of Changes in Nonperforming Loans from Continuing Operations

	2019		2018
in millions	Second	First	Fourth	Third	Second
Balance at beginning of period	$548	$542	$645	$545	$541
Loans placed on nonaccrual status	189	196	103	263	175
Charge-offs	(84)	(91)	(92)	(81)	(78)
Loans sold	(38)	(18)	(16)	—	(1)
Payments	(23)	(22)	(53)	(57)	(33)
Transfers to OREO	(4)	(8)	(10)	(5)	(5)
Transfers to other nonperforming assets	—	(13)	—	—	—
Loans returned to accrual status	(27)	(38)	(35)	(20)	(54)
Balance at end of period (a)	$561	$548	$542	$645	$545

(a)
Nonperforming loan balances exclude $518 million, $551 million, $575 million, $606 million, and $629 million of PCI loans at June 30, 2019, March 31, 2019, December 31, 2018, September 30, 2018, and June 30, 2018, respectively.

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

		Three months ended					Six months ended
dollars in millions		6/30/2019	3/31/2019	12/31/2018	9/30/2018	6/30/2018	6/30/2019	6/30/2018
Tangible common equity to tangible assets at period-end
Key shareholders’ equity (GAAP)		$16,969	$15,924	$15,595	$15,208	$15,100
Less:	Intangible assets (a)	2,952	2,804	2,818	2,838	2,858
	Preferred Stock (b)	1,856	1,421	1,421	1,421	1,009
	Tangible common equity (non-GAAP)	$12,161	$11,699	$11,356	$10,949	$11,233
Total assets (GAAP)		$144,545	$141,515	$139,613	$138,805	$137,792
Less:	Intangible assets (a)	2,952	2,804	2,818	2,838	2,858
	Tangible assets (non-GAAP)	$141,593	$138,711	$136,795	$135,967	$134,934
	Tangible common equity to tangible assets ratio (non-GAAP)	8.59%	8.43%	8.30%	8.05%	8.32%
Average tangible common equity
Average Key shareholders’ equity (GAAP)		$16,531	$15,702	$15,384	$15,210	$15,032	$16,119	$14,961
Less:	Intangible assets (average) (c)	2,959	2,813	2,828	2,848	2,883	2,886	2,899
	Preferred Stock (average)	1,762	1,450	1,450	1,316	1,025	1,607	1,025
	Average tangible common equity (non-GAAP)	$11,810	$11,439	$11,106	$11,046	$11,124	$11,626	$11,037
Return on average tangible common equity from continuing operations
Net income (loss) from continuing operations attributable to Key common shareholders (GAAP)		$403	$386	$459	$468	$464	$789	$866
Average tangible common equity (non-GAAP)		11,810	11,439	11,106	11,046	11,124	11,626	11,037
Return on average tangible common equity from continuing operations (non-GAAP)		13.69%	13.69%	16.40%	16.81%	16.73%	13.69%	15.82%
Return on average tangible common equity consolidated
Net income (loss) attributable to Key common shareholders (GAAP)		$405	$387	$461	$468	$467	$792	$871
Average tangible common equity (non-GAAP)		11,810	11,439	11,106	11,046	11,124	11,626	11,037
Return on average tangible common equity consolidated (non-GAAP)		13.75%	13.72%	16.47%	16.81%	16.84%	13.74%	15.91%

(a)
For the three months ended June 30, 2019, March 31, 2019, December 31, 2018, September 30, 2018, and June 30, 2018, intangible assets exclude $10 million, $12 million, $14 million, $17 million, and $20 million, respectively, of period-end purchased credit card receivables.

(b)	Net of capital surplus.

(c)
For the three months ended June 30, 2019, March 31, 2019, December 31, 2018, September 30, 2018, and June 30, 2018, average intangible assets exclude $11 million, $13 million, $15 million, $18 million, and $21 million, respectively, of average purchased credit card receivables

The cash efficiency ratio is a ratio of two non-GAAP performance measures, adjusted noninterest expense and total taxable-equivalent revenue. Accordingly, there is no directly comparable GAAP performance measure. The cash efficiency ratio excludes the impact of our intangible asset amortization from the calculation. We believe this ratio provides greater consistency and comparability between our results and those of our peer banks. Additionally, this ratio is used by analysts and investors to evaluate how effectively management is controlling noninterest expenses in generating revenue, as they develop earnings forecasts and peer bank analysis.

		Three months ended					Six months ended
dollars in millions		6/30/2019	3/31/2019	12/31/2018	9/30/2018	6/30/2018	6/30/2019	6/30/2018
Cash efficiency ratio
Noninterest expense (GAAP)		$1,019	$963	$1,012	$964	$993	$1,982	$1,999
Less:	Intangible asset amortization	22	22	22	23	25	44	54
Adjusted noninterest expense (non-GAAP)		$997	$941	$990	$941	$968	$1,938	$1,945
Net interest income (GAAP)		$981	$977	$1,000	$986	$979	$1,958	$1,923
Plus:	Taxable-equivalent adjustment	8	8	8	7	8	16	16
	Noninterest income (GAAP)	622	536	645	609	660	1,158	1,261
Total taxable-equivalent revenue (non-GAAP)		$1,611	$1,521	$1,653	$1,602	$1,647	$3,132	$3,200
Cash efficiency ratio (non-GAAP)		61.9%	61.9%	59.9%	58.7%	58.8%	61.9%	60.8%

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

During the first six months of 2019, we did not significantly alter the manner in which we applied our critical accounting policies or developed related assumptions and estimates.

Accounting and Reporting Developments

Accounting Guidance Pending Adoption at June 30, 2019

Standard	Required Adoption	Description	Effect on Financial Statements or Other Significant Matters
ASU 2016-13,
Measurement of
Credit Losses on
Financial
Instruments

ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses

ASU 2019-04,
Codification Improvements to Topic 326, Financial Instruments—Credit Losses

ASU 2019-05,
Financial Instruments—Credit Losses: Targeted Transition Relief

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

The new guidance also allows optional relief for certain instruments measured at amortized cost with an option to irrevocably elect the fair value option in ASC Topic 825, Financial Instruments.

This new guidance will affect the accounting for our loans, debt securities held to maturity and available for sale, and liabilities for credit losses on unfunded lending related commitments as well as purchased financial assets with a more-than insignificant amount of credit deterioration since origination.

Key has formed cross-functional implementation working groups comprised of teams throughout Key, including finance, credit, and modeling. The implementation team has completed the development of initial loss forecasting models, including establishment of macroeconomic forecasting methodologies and approaches to meet the requirements of the new guidance. Key has conducted limited parallel runs in the first half of 2019, focusing on challenging model outputs, with plans of running a complete parallel production including the finalization of loss forecasting methodologies and processes in the second half of 2019. Key also continues to monitor proposed and approved amendments to the new standard. As a result of ASU 2019-04, Key has been able to make an accounting policy election to not measure an allowance for credit losses on accrued interest receivable due to Key's credit policy to reverse accrued interest on non-performing loans and leases in a timely manner.

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

European Sovereign and Nonsovereign Debt Exposures

Our total European sovereign and Nonsovereign debt exposure is presented in Figure 30.

Figure 30. European Sovereign and Nonsovereign Debt Exposures

June 30, 2019	Short-and Long- Term Commercial Total (a)	Foreign Exchange and Derivatives with Collateral (b)	Net Exposure
in millions
France:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	$1	$1
Nonsovereign non-financial institutions	$2	—	2
Total	2	1	3
Germany:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	—	—
Nonsovereign non-financial institutions	19	—	19
Total	19	—	19
Italy:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	—	—
Nonsovereign non-financial institutions	1	—	1
Total	1	—	1
Luxembourg:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	—	—
Nonsovereign non-financial institutions	10	—	10
Total	10	—	10
United Kingdom:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	138	138
Nonsovereign non-financial institutions	1	—	1
Total	1	138	139
Total Europe:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	139	139
Nonsovereign non-financial institutions	33	—	33
Total	$33	$139	$172

(a)	Represents our outstanding leases.

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

Item 1. Financial Statements

Consolidated Balance Sheets

in millions, except per share data	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Cash and due from banks	$607	$678
Short-term investments	2,443	2,562
Trading account assets	1,005	849
Securities available for sale	21,528	19,428
Held-to-maturity securities (fair value: $10,899 and $11,122)	10,878	11,519
Other investments	632	666
Loans, net of unearned income of $309 and $678	91,937	89,552
Less: Allowance for loan and lease losses	(890)	(883)
Net loans	91,047	88,669
Loans held for sale (a)	1,790	1,227
Premises and equipment	829	882
Goodwill	2,664	2,516
Other intangible assets	298	316
Corporate-owned life insurance	4,201	4,171
Accrued income and other assets	5,633	5,030
Discontinued assets	990	1,100
Total assets	$144,545	$139,613
LIABILITIES
Deposits in domestic offices:
NOW and money market deposit accounts	$63,619	$59,918
Savings deposits	4,747	4,854
Certificates of deposit ($100,000 or more)	8,084	7,913
Other time deposits	5,524	5,332
Total interest-bearing deposits	81,974	78,017
Noninterest-bearing deposits	27,972	29,292
Total deposits	109,946	107,309
Federal funds purchased and securities sold under repurchase agreements	161	319
Bank notes and other short-term borrowings	720	544
Accrued expense and other liabilities	2,435	2,113
Long-term debt	14,312	13,732
Total liabilities	127,574	124,017
EQUITY
Preferred stock	1,900	1,450
Common Shares, $1 par value; authorized 2,100,000,000 and 1,400,000,000 shares; issued 1,256,702,081 and 1,256,702,081 shares	1,257	1,257
Capital surplus	6,266	6,331
Retained earnings	12,005	11,556
Treasury stock, at cost (253,587,973 and 237,198,944 shares)	(4,457)	(4,181)
Accumulated other comprehensive income (loss)	(2)	(818)
Key shareholders’ equity	16,969	15,595
Noncontrolling interests	2	1
Total equity	16,971	15,596
Total liabilities and equity	$144,545	$139,613

(a)	Total loans held for sale include real estate — residential mortgage loans held for sale at fair value of $164 million at June 30, 2019, and $54 million at December 31, 2018.
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Income

dollars in millions, except per share amounts	Three months ended June 30,		Six months ended June 30,
(Unaudited)	2019	2018	2019	2018
INTEREST INCOME
Loans	$1,082	$1,000	$2,148	$1,940
Loans held for sale	15	16	28	28
Securities available for sale	135	97	264	192
Held-to-maturity securities	67	72	135	141
Trading account assets	9	7	17	14
Short-term investments	17	8	33	16
Other investments	4	5	8	11
Total interest income	1,329	1,205	2,633	2,342
INTEREST EXPENSE
Deposits	223	112	425	203
Federal funds purchased and securities sold under repurchase agreements	—	5	1	9
Bank notes and other short-term borrowings	5	7	9	13
Long-term debt	120	102	240	194
Total interest expense	348	226	675	419
NET INTEREST INCOME	981	979	1,958	1,923
Provision for credit losses	74	64	136	125
Net interest income after provision for credit losses	907	915	1,822	1,798
NONINTEREST INCOME
Trust and investment services income	122	128	237	261
Investment banking and debt placement fees	163	155	273	298
Service charges on deposit accounts	83	91	165	180
Operating lease income and other leasing gains	44	(6)	81	26
Corporate services income	53	61	108	123
Cards and payments income	73	71	139	133
Corporate-owned life insurance income	33	32	65	64
Consumer mortgage income	10	7	18	14
Mortgage servicing fees	24	22	45	42
Other income (a)	17	99	27	120
Total noninterest income	622	660	1,158	1,261
NONINTEREST EXPENSE
Personnel	589	586	1,152	1,180
Net occupancy	73	79	145	157
Computer processing	56	51	110	103
Business services and professional fees	45	51	89	92
Equipment	24	26	48	52
Operating lease expense	32	30	58	57
Marketing	24	26	43	51
FDIC assessment	9	21	16	42
Intangible asset amortization	22	25	44	54
OREO expense, net	4	—	7	2
Other expense	141	98	270	209
Total noninterest expense	1,019	993	1,982	1,999
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	510	582	998	1,060
Income taxes	87	103	169	165
INCOME (LOSS) FROM CONTINUING OPERATIONS	423	479	829	895
Income (loss) from discontinued operations	2	3	3	5
NET INCOME (LOSS)	425	482	832	900
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO KEY	$425	$482	$832	$900
Income (loss) from continuing operations attributable to Key common shareholders	$403	$464	$789	$866
Net income (loss) attributable to Key common shareholders	405	467	792	871
Per Common Share:
Income (loss) from continuing operations attributable to Key common shareholders	$.40	$.44	$.79	$.82
Income (loss) from discontinued operations, net of taxes	—	—	—	—
Net income (loss) attributable to Key common shareholders (b)	.40	.44	.79	.82
Per Common Share — assuming dilution:
Income (loss) from continuing operations attributable to Key common shareholders	$.40	$.44	$.78	$.81
Income (loss) from discontinued operations, net of taxes	—	—	—	—
Net income (loss) attributable to Key common shareholders (b)	.40	.44	.78	.81
Cash dividends declared per Common Share	$.17	$.120	$.340	$.225
Weighted-average Common Shares outstanding (000)	999,163	1,052,652	1,003,047	1,054,378
Effect of Common Share options and other stock awards	8,801	13,141	9,318	14,561
Weighted-average Common Shares and potential Common Shares outstanding (000) (c)	1,007,964	1,065,793	1,012,365	1,068,939

(a)
For the three and six months ended June 30, 2019, and June 30, 2018, net securities gains totaled less than $1 million. For the three and six months ended June 30, 2019, and June 30, 2018, we did not have any impairment losses related to securities.

(b)	EPS may not foot due to rounding.

(c)	Assumes conversion of Common Share options and other stock awards and/or convertible preferred stock, as applicable.
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Comprehensive Income

in millions	Three months ended June 30,		Six months ended June 30,
(Unaudited)	2019	2018	2019	2018
Net income (loss)	$425	$482	$832	$900
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale, net of income taxes of $91, ($20), $147, and ($67)	291	(66)	475	(216)
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of $68, ($4), $99 and ($24)	219	(17)	318	(80)
Foreign currency translation adjustments, net of income taxes of $1, $3, $1 and $3	1	(14)	4	(16)
Net pension and postretirement benefit costs, net of income taxes of $5, $1, $6 and $2	17	3	19	6
Total other comprehensive income (loss), net of tax	528	(94)	816	(306)
Comprehensive income (loss)	953	388	1,648	594
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	—
Comprehensive income (loss) attributable to Key	$953	$388	$1,648	$594

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Changes in Equity

	Key Shareholders’ Equity
dollars in millions, except per share amounts (Unaudited)	Preferred Shares Outstanding (000)	Common Shares Outstanding (000)	Preferred Stock	Common Shares	Capital Surplus	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
BALANCE AT DECEMBER 31, 2018	946	1,019,503	$1,450	$1,257	$6,331	$11,556	$(4,181)	$(818)	$1
Net income (loss)						832			—
Other comprehensive income (loss)								816
Deferred compensation					1
Cash dividends declared
Common Shares ($.34 per share)						(343)
Series D Preferred Stock ($25 per depositary share)						(13)
Series E Preferred Stock ($.765626 per depositary share)						(15)
Series F Preferred Stock ($.70625 per depositary share)						(12)
Issuance of Series G Preferred Stock	450		450		(15)
Open market Common Share repurchases		(20,325)					(346)
Employee equity compensation program Common Share repurchases		(1,878)			(3)		(33)
Common Shares reissued (returned) for stock options and other employee benefit plans		5,814			(48)		103
Net contribution from (distribution to) noncontrolling interests									1
BALANCE AT JUNE 30, 2019	1,396	1,003,114	$1,900	$1,257	$6,266	$12,005	$(4,457)	$(2)	$2

BALANCE AT MARCH 31, 2019	946	1,013,186	$1,450	$1,257	$6,259	$11,771	$(4,283)	$(530)	$2
Net income (loss)						425			—
Other comprehensive income (loss)								528
Deferred compensation					4
Cash dividends declared
Common Shares ($.17 per share)						(171)
Series D Preferred Stock ($12.50 per depositary share)						(7)
Series E Preferred Stock ($.382813 per depositary share)						(7)
Series F Preferred Stock ($.353125 per depositary share)						(6)
Issuance of Series G Preferred Stock	450		450		(15)
Open market Common Share repurchases		(10,357)					(179)
Employee equity compensation program Common Share repurchases		(55)			(1)		(1)
Common Shares reissued (returned) for stock options and other employee benefit plans		340			19		6
Net contribution from (distribution to) noncontrolling interests									$—
BALANCE AT JUNE 30, 2019	1,396	1,003,114	$1,900	$1,257	$6,266	$12,005	$(4,457)	$(2)	$2

See Notes to Consolidated Financial Statements (Unaudited).

	Key Shareholders’ Equity
dollars in millions, except per share amounts (Unaudited)	Preferred Shares Outstanding (000)	Common Shares Outstanding (000)	Preferred Stock	Common Shares	Capital Surplus	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
BALANCE AT DECEMBER 31, 2017	521	1,069,084	$1,025	$1,257	$6,335	$10,335	$(3,150)	$(779)	$2
Cumulative effect from changes in accounting principle (a)						(2)
Other reclassification of AOCI						5
Net income (loss)						900			—
Other comprehensive income (loss)								(306)
Deferred compensation					12
Cash dividends declared
Common Shares ($.225 per share)						(239)
Series D Preferred Stock ($25 per depositary share)						(13)
Series E Preferred Stock ($.765626 per depositary share)						(16)
Open market Common Share repurchases		(13,438)					(279)
Employee equity compensation program Common Share repurchases		(2,221)					(46)
Common Shares reissued (returned) for stock options and other employee benefit plans		5,519			(32)		93
BALANCE AT JUNE 30, 2018	521	1,058,944	$1,025	$1,257	$6,315	$10,970	$(3,382)	$(1,085)	$2

BALANCE AT MARCH 31, 2018	521	1,064,939	$1,025	$1,257	$6,289	$10,624	$(3,260)	$(991)	$2
Other reclassification of AOCI						5
Net income (loss)						482			—
Other comprehensive income (loss):								$(94)
Deferred compensation					6
Cash dividends declared
Common Shares ($.12 per share)						(127)
Series D Preferred Stock ($12.50 per depositary share)						(6)
Series E Preferred Stock ($.382813 per depositary share)						(8)
Open market Common Share repurchases		(6,105)					(123)
Employee equity compensation program Common Share repurchases		(155)					(3)
Common shares reissued (returned) for stock options and other employee benefit plans		265			20		4
BALANCE AT JUNE 30, 2018	521	1,058,944	$1,025	$1,257	$6,315	$10,970	$(3,382)	$(1,085)	$2

(a)	Includes the impact of implementing ASU 2014-09, ASU 2016-01, and ASU 2017-12.
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows

in millions	Six months ended June 30,
(Unaudited)	2019	2018
OPERATING ACTIVITIES
Net income (loss)	$832	$900
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for credit losses	136	125
Depreciation and amortization expense, net	121	195
Accretion of acquired loans	28	22
Increase in cash surrender value of corporate-owned life insurance	(57)	(56)
Stock-based compensation expense	48	53
FDIC reimbursement (payments), net of FDIC expense	1	2
Deferred income taxes (benefit)	68	17
Proceeds from sales of loans held for sale	4,445	5,703
Originations of loans held for sale, net of repayments	(4,890)	(5,944)
Net losses (gains) on sales of loans held for sale	(70)	(89)
Net losses (gains) and writedown on OREO	4	2
Net losses (gains) on leased equipment	(11)	(37)
Net losses (gains) on sales of fixed assets	11	4
Net decrease (increase) in trading account assets	(155)	3
Gain on sale of KIBS	—	(78)
Other operating activities, net	209	(414)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	720	408
INVESTING ACTIVITIES
Cash received (used) in acquisitions, net of cash acquired	(185)	—
Proceeds from sale of KIBS	—	119
Net decrease (increase) in short-term investments, excluding acquisitions	119	1,801
Purchases of securities available for sale	(2,940)	(1,167)
Proceeds from prepayments and maturities of securities available for sale	1,457	1,640
Proceeds from prepayments and maturities of held-to-maturity securities	652	797
Purchases of held-to-maturity securities	(9)	(1,242)
Purchases of other investments	(30)	(6)
Proceeds from sales of other investments	28	22
Proceeds from prepayments and maturities of other investments	36	2
Net decrease (increase) in loans, excluding acquisitions, sales and transfers	(2,747)	(2,044)
Proceeds from sales of portfolio loans	146	99
Proceeds from corporate-owned life insurance	27	41
Purchases of premises, equipment, and software	(38)	(36)
Proceeds from sales of premises and equipment	1	1
Proceeds from sales of OREO	10	14
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(3,473)	41
FINANCING ACTIVITIES
Net increase (decrease) in deposits, excluding acquisitions	2,637	(687)
Net increase (decrease) in short-term borrowings	18	1,295
Net proceeds from issuance of long-term debt	1,351	1,758
Payments on long-term debt	(1,002)	(2,123)
Issuance of preferred shares	435	—
Open market Common Share repurchases	(346)	(279)
Employee equity compensation program Common Share repurchases	(33)	(46)
Net proceeds from reissuance of Common Shares	5	14
Cash dividends paid	(383)	(268)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,682	(336)
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	(71)	113
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	678	671
CASH AND DUE FROM BANKS AT END OF PERIOD	$607	$784
Additional disclosures relative to cash flows:
Interest paid	$619	$389
Income taxes paid (refunded)	(43)	14
Noncash items:
Reduction of secured borrowing and related collateral	$2	15
Loans transferred to portfolio from held for sale	5	21
Loans transferred to held for sale from portfolio	52	3
Loans transferred to OREO	16	9
CMBS risk retentions	9	—

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
ASU 2019-04, Codification Improvements to Topic 815, Derivatives and Hedging (ASU Topic #3), and Topic 825, Financial Instruments (ASU Topic #4)	May 1, 2019 Early adoption upon issuance
The ASU provides technical corrections to previously adopted ASUs 2016-01 and 2017-12 and clarifies issues related to partial-term fair value hedges, fair value hedge basis adjustments, and how to measure changes in fair value of a hedged item. It also clarifies certain issues related to equity securities and the measurement alternative.

Amendments related to ASU 2016-01 should be adopted using a modified retrospective approach, except for those related to equity securities without readily determinable fair values for which the measurement alternative is elected, that should be applied prospectively. Amendments related to ASU 2017-12 can be applied on either a prospective or retrospective basis, with certain exceptions.
Key early adopted this guidance effective May 1, 2019. The adoption of this accounting guidance did not effect our financial condition or results of operations.

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

Our basic and diluted earnings per Common Share are calculated as follows:

	Three months ended June 30,		Six months ended June 30,
dollars in millions, except per share amounts	2019	2018	2019	2018
EARNINGS
Income (loss) from continuing operations	$423	$479	$829	$895
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—
Income (loss) from continuing operations attributable to Key	423	479	829	895
Less: Dividends on Preferred Stock	20	15	40	29
Income (loss) from continuing operations attributable to Key common shareholders	403	464	789	866
Income (loss) from discontinued operations, net of taxes	2	3	3	5
Net income (loss) attributable to Key common shareholders	$405	$467	$792	$871
WEIGHTED-AVERAGE COMMON SHARES
Weighted-average Common Shares outstanding (000)	999,163	1,052,652	1,003,047	1,054,378
Effect of Common Share options and other stock awards	8,801	13,141	9,318	14,561
Weighted-average Common Shares and potential Common Shares outstanding (000) (a)	1,007,964	1,065,793	1,012,365	1,068,939
EARNINGS PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.40	$.44	$.79	$.82
Income (loss) from discontinued operations, net of taxes	—	—	—	—
Net income (loss) attributable to Key common shareholders (b)	.40	.44	.79	.82

Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$.40	$.44	$.78	$.81
Income (loss) from discontinued operations, net of taxes — assuming dilution	—	—	—	—
Net income (loss) attributable to Key common shareholders — assuming dilution (b)	.40	.44	.78	.81

(a)	Assumes conversion of Common Share options and other stock awards and/or convertible preferred stock, as applicable.

(b)	EPS may not foot due to rounding.

3. Loan Portfolio

in millions	June 30, 2019	December 31, 2018
Commercial and industrial (a)	$48,544	$45,753
Commercial real estate:
Commercial mortgage	13,299	14,285
Construction	1,439	1,666
Total commercial real estate loans	14,738	15,951
Commercial lease financing (b)	4,578	4,606
Total commercial loans	67,860	66,310
Residential — prime loans:
Real estate — residential mortgage	6,053	5,513
Home equity loans	10,575	11,142
Total residential — prime loans	16,628	16,655
Consumer direct loans	2,350	1,809
Credit cards	1,096	1,144
Consumer indirect loans	4,003	3,634
Total consumer loans	24,077	23,242
Total loans (c)	$91,937	$89,552

(a)	Loan balances include $143 million and $132 million of commercial credit card balances at June 30, 2019, and December 31, 2018, respectively.

(b)
Commercial lease financing includes receivables held as collateral for a secured borrowing of $11 million and $10 million at June 30, 2019, and December 31, 2018, respectively. Principal reductions are based on the cash payments received from these related receivables. Additional information pertaining to this secured borrowing is included in Note 19 (“Long-Term Debt”) beginning on page 160 of our 2018 Form 10-K.

(c)	Total loans exclude loans of $964 million at June 30, 2019, and $1.1 billion at December 31, 2018, related to the discontinued operations of the education lending business.

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

Commercial Credit Exposure — Excluding PCI
Credit Risk Profile by Creditworthiness Category (a), (b)

	Commercial and industrial		RE — Commercial		RE — Construction		Commercial lease		Total
in millions	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
RATING	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Pass	$46,773	$44,138	$12,756	$13,672	$1,379	$1,537	$4,535	$4,557	$65,443	$63,904
Criticized (Accruing)	1,529	1,402	303	354	57	125	36	41	1,925	1,922
Criticized (Nonaccruing)	189	152	85	81	2	2	7	8	283	243
Total	$48,491	$45,692	$13,144	$14,107	$1,438	$1,664	$4,578	$4,606	$67,651	$66,069

(a)	Credit quality indicators are updated on an ongoing basis and reflect credit quality information as of the dates indicated.

(b)
The term criticized refers to those loans that are internally classified by Key as special mention or worse, which are asset quality categories defined by regulatory authorities. These assets have an elevated level of risk and may have a high probability of default or total loss. Pass rated refers to all loans not classified as criticized.

Consumer Credit Exposure — Excluding PCI
Non-PCI Loans by Refreshed FICO Score (a)

	Residential — Prime		Consumer direct loans		Credit cards		Consumer indirect loans		Total
in millions	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
FICO SCORE	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
750 and above	$10,040	$9,794	$827	$549	$499	$521	$1,849	$1,647	$13,215	$12,511
660 to 749	4,681	4,906	822	700	481	507	1,440	1,320	7,424	7,433
Less than 660	1,341	1,411	219	224	116	116	573	565	2,249	2,316
No Score	260	213	479	333	—	—	141	102	880	648
Total	$16,322	$16,324	$2,347	$1,806	$1,096	$1,144	$4,003	$3,634	$23,768	$22,908

(a)
Borrower FICO scores provide information about the credit quality of our consumer loan portfolio as they provide an indication as to the likelihood that a debtor will repay its debts. The scores are obtained from a nationally recognized consumer rating agency and are presented in the above table at the dates indicated.

Commercial Credit Exposure — PCI
Credit Risk Profile by Creditworthiness Category (a), (b)

	Commercial and Industrial		RE — Commercial		RE — Construction		Commercial Lease		Total
in millions	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
RATING	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Pass	$32	$37	$111	$125	$1	$2	—	—	$144	$164
Criticized	21	24	44	53	—	—	—	—	65	77
Total	$53	$61	$155	$178	$1	$2	—	—	$209	$241

(a)	Credit quality indicators are updated on an ongoing basis and reflect credit quality information as of the dates indicated.

(b)
The term “criticized” refers to those loans that are internally classified by Key as special mention or worse, which are asset quality categories defined by regulatory authorities. These assets have an elevated level of risk and may have a high probability of default or total loss. Pass rated refers to all loans not classified as criticized.

Consumer Credit Exposure — PCI
PCI Loans by Refreshed FICO Score (a)

	Residential — Prime		Consumer direct loans		Credit cards		Consumer indirect loans		Total
in millions	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
FICO SCORE	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
750 and above	$119	$137	1	—	—	—	—	—	$120	$137
660 to 749	103	95	$1	$1	—	—	—	—	104	96
Less than 660	78	97	1	2	—	—	—	—	79	99
No Score	6	2	—	—	—	—	—	—	6	2
Total	$306	$331	$3	$3	—	—	—	—	$309	$334

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

The following aging analysis of past due and current loans as of June 30, 2019, and December 31, 2018, provides further information regarding Key’s credit exposure.

Aging Analysis of Loan Portfolio (a)

June 30, 2019	Current	30-59 Days Past Due (b)	60-89 Days Past Due (b)	90 and Greater Days Past Due (b)	Non-performing Loans	Total Past Due and Non-performing Loans	Purchased Credit Impaired	Total Loans (c), (d)
in millions
LOAN TYPE
Commercial and industrial	$48,136	$116	$20	$30	$189	$355	$53	$48,544
Commercial real estate:
Commercial mortgage	13,029	17	3	10	85	115	155	13,299
Construction	1,416	20	—	—	2	22	1	1,439
Total commercial real estate loans	14,445	37	3	10	87	137	156	14,738
Commercial lease financing	4,547	13	3	8	7	31	—	4,578
Total commercial loans	$67,128	$166	$26	$48	$283	$523	$209	$67,860
Real estate — residential mortgage	$5,686	$11	$2	$1	$62	$76	$291	$6,053
Home equity loans	10,329	27	8	5	191	231	15	10,575
Consumer direct loans	2,322	10	5	7	3	25	3	2,350
Credit cards	1,073	6	4	11	2	23	—	1,096
Consumer indirect loans	3,947	28	6	2	20	56	—	4,003
Total consumer loans	$23,357	$82	$25	$26	$278	$411	$309	$24,077
Total loans	$90,485	$248	$51	$74	$561	$934	$518	$91,937

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

At June 30, 2019, the approximate carrying amount of our commercial nonperforming loans outstanding represented 79% of their original contractual amount owed, total nonperforming loans outstanding represented 82% of their original contractual amount owed, and nonperforming assets in total were carried at 87% of their original contractual amount owed.

Nonperforming loans and loans held for sale reduced expected interest income by $9 million and $17 million for the three and six months ended June 30, 2019, respectively, and $7 million and $14 million for the three and six months ended June 30, 2018, respectively.

The following tables set forth a further breakdown of individually impaired loans as of June 30, 2019, and December 31, 2018:

	June 30, 2019			December 31, 2018
	Recorded Investment (a)	Unpaid Principal Balance (b)	Specific Allowance	Recorded Investment (a)	Unpaid Principal Balance (b)	Specific Allowance
in millions
With no related allowance recorded:
Commercial and industrial	$118	$151	—	$118	$175	—
Commercial real estate:
Commercial mortgage	61	73	—	64	70	—
Total commercial real estate loans	61	73	—	64	70	—
Total commercial loans	179	224	—	182	245	—
Real estate — residential mortgage	4	6	—	4	5	—
Home equity loans	47	53	—	49	56	—
Consumer direct loans	—	1	—	1	1	—
Consumer indirect loans	2	4	—	2	4	—
Total consumer loans	53	64	—	56	66	—
Total loans with no related allowance recorded	232	288	—	238	311	—
With an allowance recorded:
Commercial and industrial	65	83	$10	44	47	$5
Commercial real estate:
Commercial mortgage	3	3	1	2	3	1
Total commercial real estate loans	3	3	1	2	3	1
Total commercial loans	68	86	11	46	50	6
Real estate — residential mortgage	44	68	3	45	70	3
Home equity loans	81	87	9	78	85	8
Consumer direct loans	4	4	—	3	3	—
Credit cards	3	3	—	3	3	—
Consumer indirect loans	33	34	3	34	34	2
Total consumer loans	165	196	15	163	195	13
Total loans with an allowance recorded	233	282	26	209	245	19
Total	$465	$570	$26	$447	$556	$19

(a)
The Recorded Investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on our Consolidated Balance Sheet.

(b)	The Unpaid Principal Balance represents the customer’s legal obligation to us.

The following table sets forth a further breakdown of the average individually impaired loans reported by Key:

Average Recorded Investment (a)	Three Months Ended June 30,		Six Months Ended June 30,
in millions	2019	2018	2019	2018
Commercial and industrial	$176	$178	$172	$161
Commercial real estate:
Commercial mortgage	63	16	65	16
Total commercial real estate loans	63	16	65	16
Total commercial loans	239	194	237	177
Real estate — residential mortgage	48	49	49	49
Home equity loans	128	124	127	121
Consumer direct loans	4	4	4	4
Credit cards	2	3	3	3
Consumer indirect loans	36	35	36	34
Total consumer loans	218	215	219	211
Total	$457	$409	$456	$388

(a)
The Recorded Investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on our Consolidated Balance Sheet.

Interest income recognized on the outstanding balances of accruing impaired loans totaled $3 million and $6 million for the three and six months ended June 30, 2019, respectively, and $3 million and $5 million for the three and six months ended June 30, 2018, respectively.

TDRs

We classify loan modifications as TDRs when a borrower is experiencing financial difficulties and we have granted a concession without commensurate financial, structural, or legal consideration. Additional information pertaining to TDRs is included in Note 5 (“Asset Quality”) on page 117 of our 2018 Form 10-K.

As TDRs are individually evaluated for impairment under the specific reserve methodology, subsequent defaults do not generally have a significant additional impact on the ALLL. Commitments outstanding to lend additional funds to borrowers whose loan terms have been modified in TDRs were $5 million and $5 million at June 30, 2019, and December 31, 2018, respectively.

At June 30, 2019, and December 31, 2018, the recorded investment of consumer residential mortgage loans in the process of foreclosure was approximately $96 million and $113 million, respectively. At June 30, 2019, and December 31, 2018, we had $38 million and $35 million, respectively, of OREO which included the carrying value of foreclosed residential real estate of approximately $38 million and $35 million, respectively.

The following table shows the post-modification outstanding recorded investment by concession type for our commercial and consumer accruing and nonaccruing TDRs that occurred during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
in millions	2019	2018	2019	2018
Commercial loans:
Forgiveness of principal	$—	5	$—	5
Extension of Maturity Date	6	$14	$6	$15
Payment or Covenant Modification/Deferment	18	20	18	20
Bankruptcy Plan Modification	11	7	11	7
Total	35	$46	$35	$47
Consumer loans:
Interest rate reduction	$4	$8	$8	$18
Other	9	10	16	21
Total	$13	$18	$24	$39
Total commercial and consumer TDRs	$48	$64	$59	$86

The following table summarizes the change in the post-modification outstanding recorded investment of our accruing and nonaccruing TDRs during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
in millions	2019	2018	2019	2018
Balance at beginning of the period	$365	$317	$399	$317
Additions	54	54	68	75
Payments	(19)	(22)	(58)	(41)
Charge-offs	(5)	(2)	(14)	(4)
Balance at end of period	$395	$347	$395	$347

A further breakdown of TDRs included in nonperforming loans by loan category for the periods indicated are as follows:

	June 30, 2019			December 31, 2018
	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
dollars in millions
LOAN TYPE
Nonperforming:
Commercial and industrial	57	$111	$88	35	$121	$85
Commercial real estate:
Commercial mortgage	8	67	61	6	66	62
Total commercial real estate loans	8	67	61	6	66	62
Total commercial loans	65	178	149	41	187	147
Real estate — residential mortgage	297	21	19	281	21	20
Home equity loans	801	49	45	1,142	66	63
Consumer direct loans	129	1	1	171	2	1
Credit cards	251	1	1	330	2	2
Consumer indirect loans	968	16	13	1,098	18	14
Total consumer loans	2,446	88	79	3,022	109	100
Total nonperforming TDRs	2,511	266	228	3,063	296	247
Prior-year accruing:(a)
Commercial and industrial	10	34	28	11	37	32
Commercial real estate
Commercial mortgage	1	—	—	2	—	—
Total commercial real estate loans	1	—	—	2	—	—
Total commercial loans	11	34	28	13	37	32
Real estate — residential mortgage	467	35	29	491	36	30
Home equity loans	1,716	100	83	1,403	82	64
Consumer direct loans	138	5	3	79	4	3
Credit cards	600	3	2	479	3	1
Consumer indirect loans	766	36	22	556	33	22
Total consumer loans	3,687	179	139	3,008	158	120
Total prior-year accruing TDRs	3,698	213	167	3,021	195	152
Total TDRs	6,209	$479	$395	6,084	$491	$399

(a)	All TDRs that were restructured prior to January 1, 2019, and January 1, 2018, and are fully accruing.

Commercial loan TDRs are considered defaulted when principal and interest payments are 90 days past due. Consumer loan TDRs are considered defaulted when principal and interest payments are more than 60 days past due. During the three months ended June 30, 2019, there were no commercial loan TDRs and 102 consumer loan TDRs with a combined recorded investment of $2 million that experienced payment defaults after modifications resulting in TDR status during 2018. During the three months ended June 30, 2018, there were no commercial loan TDRs and 55 consumer loan TDRs with a combined recorded investment of $1 million that experienced payment defaults after modifications resulting in TDR status during 2017.

During the six months ended June 30, 2019, there were no commercial loan TDRs and 174 consumer loan TDRs with a combined recorded investment of $4 million that experienced payment defaults after modifications resulting in TDR status during 2018. During the six months ended June 30, 2018, there were no commercial loan TDRs and 96 consumer loan TDRs with a combined recorded investment of $2 million that experienced payment defaults after modifications resulting in TDR status during 2017.

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

The ALLL at June 30, 2019, represents our best estimate of the incurred credit losses inherent in the loan portfolio at that date. The changes in the ALLL by loan category for the periods indicated are as follows:

Three months ended June 30, 2019:

in millions	March 31, 2019	Provision		Charge-offs	Recoveries	June 30, 2019
Commercial and Industrial	$530	$43		$(30)	$6	$549
Commercial real estate:
Real estate — commercial mortgage	144	(5)		(1)	1	139
Real estate — construction	28	(4)		—	—	24
Total commercial real estate loans	172	(9)		(1)	1	163
Commercial lease financing	35	14		(16)	2	35
Total commercial loans	737	48		(47)	9	747
Real estate — residential mortgage	8	—		(1)	—	7
Home equity loans	36	4		(6)	2	36
Consumer direct loans	33	7		(10)	2	32
Credit cards	47	7		(12)	2	44
Consumer indirect loans	22	6		(8)	4	24
Total consumer loans	146	24		(37)	10	143
Total ALLL — continuing operations	883	72	(a)	(84)	19	890
Discontinued operations	13	2		(4)	1	12
Total ALLL — including discontinued operations	$896	$74		$(88)	$20	$902

(a)	Excludes a provision for losses on lending-related commitments of $2 million.

Three months ended June 30, 2018:

in millions	March 31, 2018	Provision		Charge-offs	Recoveries	June 30, 2018
Commercial and Industrial	$533	$41		$(39)	$7	$542
Commercial real estate:
Real estate — commercial mortgage	136	4		(2)	1	139
Real estate — construction	33	(5)		—	—	28
Total commercial real estate loans	169	(1)		(2)	1	167
Commercial lease financing	40	4		(4)	—	40
Total commercial loans	742	44		(45)	8	749
Real estate — residential mortgage	9	1		—	—	10
Home equity loans	38	2		(6)	3	37
Consumer direct loans	27	6		(9)	2	26
Credit cards	45	11		(12)	2	46
Consumer indirect loans	20	2		(7)	4	19
Total consumer loans	139	22		(34)	11	138
Total ALLL — continuing operations	881	66	(a)	(79)	19	887
Discontinued operations	16	—		(3)	1	14
Total ALLL — including discontinued operations	$897	$66		$(82)	$20	$901

(a)	Excludes a credit for losses on lending-related commitments of $2 million.

Six months ended June 30, 2019:

in millions	December 31, 2018	Provision		Charge-offs	Recoveries	June 30, 2019
Commercial and Industrial	532	$67		$(66)	$16	$549
Commercial real estate:
Real estate — commercial mortgage	142	1		(6)	2	139
Real estate — construction	33	(5)		(4)	—	24
Total commercial real estate loans	175	(4)		(10)	2	163
Commercial lease financing	36	20		(24)	3	35
Total commercial loans	743	83		(100)	21	747
Real estate — residential mortgage	7	1		(2)	1	7
Home equity loans	35	7		(10)	4	36
Consumer direct loans	30	19		(20)	3	32
Credit cards	48	15		(23)	4	44
Consumer indirect loans	20	11		(16)	9	24
Total consumer loans	140	53		(71)	21	143
Total ALLL — continuing operations	883	136	(a)	(171)	42	890
Discontinued operations	14	4		(8)	2	12
Total ALLL — including discontinued operations	$897	$140		$(179)	$44	$902

Six months ended June 30, 2018:

in millions	December 31, 2017	Provision		Charge-offs	Recoveries	June 30, 2018
Commercial and Industrial	$529	$76		$(76)	$13	$542
Commercial real estate:
Real estate — commercial mortgage	133	8		(3)	1	139
Real estate — construction	30	(3)		—	1	28
Total commercial real estate loans	163	5		(3)	2	167
Commercial lease financing	43	1		(5)	1	40
Total commercial loans	735	82		(84)	16	749
Real estate — residential mortgage	7	4		(1)	—	10
Home equity loans	43	(2)		(10)	6	37
Consumer direct loans	28	11		(17)	4	26
Credit cards	44	23		(24)	3	46
Consumer indirect loans	20	6		(15)	8	19
Total consumer loans	142	42		(67)	21	138
Total ALLL — continuing operations	877	124	(a)	(151)	37	887
Discontinued operations	16	2		(7)	3	14
Total ALLL — including discontinued operations	$893	$126		$(158)	$40	$901

(a)	Excludes a provision for losses on lending-related commitments of $1 million.

A breakdown of the individual and collective ALLL and the corresponding loan balances as of June 30, 2019, follows:

	Allowance			Outstanding
June 30, 2019	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired	Loans		Individually Evaluated for Impairment	Collectively Evaluated for Impairment		Purchased Credit Impaired
in millions
Commercial and industrial	$10	$538	$1	$48,544		$183	$48,308		$53
Commercial real estate:
Commercial mortgage	1	137	1	13,299		64	13,080		155
Construction	—	24	—	1,439		—	1,438		1
Total commercial real estate loans	1	161	1	14,738		64	14,518		156
Commercial lease financing	—	35	—	4,578		—	4,578		—
Total commercial loans	11	734	2	67,860		247	67,404		209
Real estate — residential mortgage	3	3	1	6,053		48	5,714		291
Home equity loans	9	26	1	10,575		128	10,432		15
Consumer direct loans	—	32	—	2,350		4	2,343		3
Credit cards	—	44	—	1,096		3	1,093		—
Consumer indirect loans	3	21	—	4,003		35	3,968		—
Total consumer loans	15	126	2	24,077		218	23,550		309
Total ALLL — continuing operations	26	860	4	91,937		465	90,954		518
Discontinued operations	2	10	—	964	(a)	23	941	(a)	—
Total ALLL — including discontinued operations	$28	$870	$4	$92,901		$488	$91,895		$518

(a)	Amount includes $2 million of loans carried at fair value that are excluded from ALLL consideration.

A breakdown of the individual and collective ALLL and the corresponding loan balances as of December 31, 2018, follows:

	Allowance			Outstanding
December 31, 2018	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired	Loans		Individually Evaluated for Impairment	Collectively Evaluated for Impairment		Purchased Credit Impaired
in millions
Commercial and Industrial	$5	$526	$1	$45,753		$162	$45,530		$61
Commercial real estate:
Commercial mortgage	—	139	3	14,285		66	14,041		178
Construction	—	33	—	1,666		—	1,664		2
Total commercial real estate loans	—	172	3	15,951		66	15,705		180
Commercial lease financing	—	36	—	4,606		—	4,606		—
Total commercial loans	5	734	4	66,310		228	65,841		241
Real estate — residential mortgage	3	4	—	5,513		49	5,150		314
Home equity loans	8	26	1	11,142		127	10,998		17
Consumer direct loans	—	30	—	1,809		4	1,802		3
Credit cards	—	48	—	1,144		3	1,141		—
Consumer indirect loans	3	17	—	3,634		36	3,598		—
Total consumer loans	14	125	1	23,242		219	22,689		334
Total ALLL — continuing operations	19	859	5	89,552		447	88,530		575
Discontinued operations	2	12	—	1,073	(a)	23	1,050	(a)	—
Total ALLL — including discontinued operations	$21	$871	$5	$90,625		$470	$89,580		$575

(a)	Amount includes $2 million of loans carried at fair value that are excluded from ALLL consideration.

The liability for credit losses inherent in unfunded lending-related commitments, such as letters of credit and unfunded loan commitments, is included in “accrued expense and other liabilities” on the balance sheet. We establish the amount of this reserve by considering both historical trends and current market conditions quarterly, or more often if deemed necessary.

Changes in the liability for credit losses on unfunded lending-related commitments are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
in millions	2019	2018	2019	2018
Balance at beginning of period	$62	$60	$64	$57
Provision (credit) for losses on lending-related commitments	2	(2)	—	1
Balance at end of period	$64	$58	$64	$58

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

We have PCI loans from two separate acquisitions, one in 2012 and one in 2016. The following tables present the roll-forward of the accretable yield and the beginning and ending outstanding unpaid principal balance and carrying amount of all PCI loans for the six months ended June 30, 2019, and the twelve months ended December 31, 2018.

	Three Months Ended June 30,			Six Months Ended June 30,
	2019			2019
in millions	Accretable Yield	Carrying Amount	Outstanding Unpaid Principal Balance	Accretable Yield	Carrying Amount	Outstanding Unpaid Principal Balance
Balance at beginning of period	$118	$547	$578	$117	$571	$607
Accretion	(9)			(19)
Net reclassifications from nonaccretable to accretable	(5)			8
Payments received, net	(3)			(5)
Balance at end of period	$101	$513	$541	$101	$513	$541

	Twelve Months Ended December 31,
	2018
in millions	Accretable Yield	Carrying Amount	Outstanding Unpaid Principal Balance
Balance at beginning of period	$131	$738	$803
Accretion	(42)
Net reclassifications from nonaccretable to accretable	50
Payments received, net	(21)
Loans charged off	(1)
Balance at end of period	$117	$571	$607

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are measured at fair value on a recurring basis in accordance with GAAP. The following tables present these assets and liabilities at June 30, 2019, and December 31, 2018.

	June 30, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
in millions
ASSETS MEASURED ON A RECURRING BASIS
Trading account assets:
U.S. Treasury, agencies and corporations	—	$853	—	$853	—	$578	—	$578
States and political subdivisions	—	32	—	32	—	60	—	60
Other mortgage-backed securities	—	36	—	36	—	164	—	164
Other securities	—	62	—	62	—	22	—	22
Total trading account securities	—	983	—	983	—	824	—	824
Commercial loans	—	22	—	22	—	25	—	25
Total trading account assets	—	1,005	—	1,005	—	849	—	849
Securities available for sale:
U.S. Treasury, agencies and corporations	—	272	—	272	—	147	—	147
States and political subdivisions	—	5	—	5	—	7	—	7
Agency residential collateralized mortgage obligations	—	13,612	—	13,612	—	13,962	—	13,962
Agency residential mortgage-backed securities	—	2,061	—	2,061	—	2,105	—	2,105
Agency commercial mortgage-backed securities	—	5,543	—	5,543	—	3,187	—	3,187
Other securities	—	24	$11	35	—	—	$20	20
Total securities available for sale	—	21,517	11	21,528	—	19,408	20	19,428
Other investments:
Principal investments:
Direct	—	—	1	1	—	—	1	1
Indirect (measured at NAV) (a)	—	—	—	76	—	—	—	96
Total principal investments	—	—	1	77	—	—	1	97
Equity investments:
Direct	—	—	7	7	—	1	7	8
Direct (measured at NAV) (a)	—	—	—	1	—	—	—	1
Indirect (measured at NAV) (a)	—	—	—	8	—	—	—	9
Total equity investments	—	—	7	16	—	1	7	18
Total other investments	—	—	8	93	—	1	8	115
Loans, net of unearned income (residential)	—	—	3	3	—	—	3	3
Loans held for sale (residential)	—	164	—	164	—	54	—	54
Derivative assets:
Interest rate	—	885	4	889	—	410	5	415
Foreign exchange	$41	29	—	70	$70	36	—	106
Commodity	—	246	—	246	—	333	—	333
Credit	—	1	—	1	—	1	—	1
Other	—	10	6	16	—	6	3	9
Derivative assets	41	1,171	10	1,222	70	786	8	864
Netting adjustments (b)	—	—	—	(413)	—	—	—	(333)
Total derivative assets	41	1,171	10	809	70	786	8	531
Accrued income and other assets	—	—	—	—	—	—	—	—
Total assets on a recurring basis at fair value	$41	$23,857	$32	$23,602	$70	$21,098	$39	$20,980
LIABILITIES MEASURED ON A RECURRING BASIS
Bank notes and other short-term borrowings:
Short positions	$7	$713	—	$720	$14	$530	—	$544
Derivative liabilities:
Interest rate	—	220	—	220	—	297	—	297
Foreign exchange	35	29	—	64	58	37	—	95
Commodity	—	236	—	236	—	323	—	323
Credit	—	2	$1	3	—	1	—	1
Other	—	13	—	13	—	7	—	7
Derivative liabilities	35	500	1	536	58	665	—	723
Netting adjustments (b)	—	—	—	(319)	—	—	—	(337)
Total derivative liabilities	35	500	1	217	58	665	—	386
Accrued expense and other liabilities	—	—	—	—	—	—	—	—
Total liabilities on a recurring basis at fair value	$42	$1,213	$1	$937	$72	$1,195	—	$930

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

We are in the process of winding down our direct principal investment portfolio. As of June 30, 2019, the balance is less than $1 million.
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

Under the provisions of the Volcker Rule, we are required to dispose or conform our indirect investments to the requirements of the statute by no later than July 21, 2022. As of June 30, 2019, we have not committed to a plan to sell these investments. Therefore, these investments continue to be valued using the net asset value per share methodology.
NAV

The following table presents the fair value of our direct and indirect principal investments and related unfunded commitments at June 30, 2019, as well as financial support provided for the three and six months ended June 30, 2019, and June 30, 2018.

			Financial support provided
			Three months ended June 30,				Six months ended June 30,
	June 30, 2019		2019		2018		2019		2018
in millions	Fair Value	Unfunded Commitments	Funded Commitments	Funded Other	Funded Commitments	Funded Other	Funded Commitments	Funded Other	Funded Commitments	Funded Other
INVESTMENT TYPE
Direct investments	$1	—	—	$—	—	—	—	—	—	—
Indirect investments (measured at NAV) (a)	76	$24	$—	—	—	—	$2	—	$1	—
Total	$77	$24	—	$—	—	—	$2	—	$1	—

(a)
Our indirect investments consist of buyout funds, venture capital funds, and fund of funds. These investments are generally not redeemable. Instead, distributions are received through the liquidation of the underlying investments of the fund. An investment in any one of these funds typically can be sold only with the approval of the fund’s general partners. At June 30, 2019, no significant liquidation of the underlying investments has been communicated to Key. The purpose of funding our capital commitments to these investments is to allow the funds to make additional follow-on investments and pay fund expenses until the fund dissolves. We, and all other investors in the fund, are obligated to fund the full amount of our respective capital commitments to the fund based on our and their respective ownership percentages, as noted in the applicable Limited Partnership Agreement.

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
Level 1 and 2

Changes in Level 3 Fair Value Measurements

The following table shows the components of the change in the fair values of our Level 3 financial instruments measured at fair value on a recurring basis for the three and six months ended June 30, 2019, and June 30, 2018.

in millions	Beginning of Period Balance	Gains (Losses) Included in Other Comprehensive Income	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers Other	Transfers into Level 3		Transfers out of Level 3		End of Period Balance	Unrealized Gains (Losses) Included in Earnings
Six months ended June 30, 2019
Securities available for sale
Other securities	$20	$15	—		—	—	—	—	—		(24)		$11	—
Other investments
Principal investments
Direct	1	—	—		$—	$—	—	—	—		—		1	—
Equity investments
Direct	7	—	(1)		—	—	—	—	$1		—		7	—
Loans held for sale (residential)	—	—	—		—	(1)	—	$1	—		—		—	—
Loans, net of unearned income (residential)	3	—	—		—	—	—	—	—		—		3	—
Derivative instruments (b)
Interest rate	5	—	$3	(c)	—	—	—	—	2	(d)	$(6)	(d)	4	—
Credit	—	—	—		(1)	—	—	—	—		—		(1)	—
Other (e)	3	—	—		—	—	—	3	—		—		6	—
Three months ended June 30, 2019
Securities available for sale
Other securities	$25	$10	—		—	—	—	—	—		$(24)		$11	—
Other investments
Principal investments
Direct	1	—	$—		(1)	1	—	—	—		—		1	—
Other indirect	—	—	—		—	—	—	—	—		—		—	—
Equity investments
Direct	8	—	(1)		—	—	—	—	—		—		7	—
Loans held for sale (residential)	1	—	—		—	(1)	—	—	—		—		—	—
Loans, net of unearned income (residential)	3	—	—		—	—	—	—	—		—		3	—
Derivative instruments (b)
Interest rate	3	—	2	(c)	—	—	—	—	—	(d)	(1)	(d)	4	—
Credit	(1)	—	—		—	—	$—	—	—		—		(1)	—
Other (e)	4	—	—		—	—	—	2	—		—		6	—

in millions	Beginning of Period Balance	Gains (Losses) Included in Other Comprehensive Income	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers Other	Transfers into Level 3		Transfers out of Level 3		End of Period Balance	Unrealized Gains (Losses) Included in Earnings
Six months ended June 30, 2018
Securities available for sale
Other securities	$20	—	—		—	—	—	—	—		—		$20	—
Other investments
Principal investments
Direct	13	—	—		$1	$(1)	—	—	—		—		13	$1	(a)
Equity investments
Direct	3	—	—		—	—	—	—	$4		—		7	—
Loans held for sale (residential)	1	—	—		—	(1)	—	—	—		—		—	—
Loans, net of unearned income (residential)	2	—	—		—	—	—	$1	—		—		3	—
Derivative instruments (b)
Interest rate	9	—	$(2)	(c)	1	(2)	—	—	4	(d)	$(5)	(d)	5	—
Credit	1	—	(20)	(c)	—	—	$10	—	—		—		(9)	—
Other (e)	3	—	—		—	—	—	$—	—		—		3	—
Three months ended June 30, 2018
Securities available for sale
Other securities	$20	—	—		—	—	—	—	—		—		$20	—
Other investments
Principal investments
Direct	12	—	$1	(a)	$1	$(1)	—	—	—		—		13	$2	(a)
Equity investments
Direct	7	—	—		—	—	—	—	—		—		7	—
Loans held for sale (residential)	1	—	—		—	(1)	—	—	—		—		—	—
Loans, net of unearned income (residential)	2	—	—		—	—	—	$1	—		—		3	—
Derivative instruments (b)
Interest rate	4	—	(1)	(c)	—	(2)	—	—	$4	(d)	—		5	—
Credit	—	—	(15)	(c)	—	—	$6	—	—		—		(9)	—
Other (e)	3	—	—		—	—	—	—	—		—		3	—

(a)	Realized and unrealized gains and losses on principal investments are reported in “other income” on the income statement.

(b)	Amounts represent Level 3 derivative assets less Level 3 derivative liabilities.

(c)	Realized and unrealized gains and losses on derivative instruments are reported in “corporate services income” and “other income” on the income statement.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in accordance with GAAP. The adjustments to fair value generally result from the application of accounting guidance that requires assets and liabilities to be recorded at the lower of cost or fair value, or assessed for impairment. There were no liabilities measured at fair value on a nonrecurring basis at June 30, 2019, and December 31, 2018.

The following table presents our assets measured at fair value on a nonrecurring basis at June 30, 2019, and December 31, 2018:

	June 30, 2019				December 31, 2018
in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A NONRECURRING BASIS
Impaired loans and leases	—	$—	$57	$57	—	—	$42	$42
Accrued income and other assets	—	—	21	21	—	—	16	16
Total assets on a nonrecurring basis at fair value	—	$—	$78	$78	—	—	$58	$58

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

Cash flow analysis considers internally developed inputs including:

• Discount rates

• Default rates

• Changes in collateral values and costs of foreclosure
Level 2 and 3
Commercial loans held for sale and student loans held for sale
Through a quarterly analysis of our loan portfolios held for sale, which include both performing and nonperforming commercial and student loans, we determine any adjustments necessary to record the portfolios at the lower of cost or fair value in accordance with GAAP. Valuation inputs include:

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
Level 2 and 3
OREO, other repossessed personal property, and right-of-use assets
OREO, other repossessed properties, and right-of-use assets are valued based on:

• Appraisals and third-party price opinions, less estimated selling costs

Generally, we classify these assets as Level 3, but OREO and other repossessed properties for which we receive binding purchase agreements are classified as Level 2. Returned lease inventory is valued based on market data for similar assets and is classified as Level 2.
Level 2 and 3

Asset/liability class	Valuation technique	Valuation hierarchy classification(s)
LIHTC, HTC, and NMTC investments
Valuation of LIHTC, HTC and NMTC involves measuring the present value of future tax benefits and comparing that value against the current carrying value of the investment. Expected future tax benefits are discounted to their present value using discounted cash flow modeling that incorporates an appropriate risk premium. LIHTC and HTC investments are impaired when it is more likely than not that the carrying amount of the investment will not be realized.
Level 3
Other equity investments
We have other investments in equity securities that do not have readily determinable fair values and do not qualify for the practical expedient to measure the investment using a net asset value per share. We have elected to measure these securities at cost less impairment plus or minus adjustments due to observable orderly transactions.

Impairment is recorded when there is evidence that the expected fair value of the investment has declined to below the recorded cost. At each reporting period, we assess if these investments continue to qualify for this measurement alternative. At June 30, 2019, and December 31, 2018, the carrying amount of equity investments under this method was $139 million and $107 million, respectively. No impairment was recorded for the three months ended June 30, 2019.
Level 3
Mortgage Servicing Rights	Refer to Note 8. Mortgage Servicing Assets	Level 3

Quantitative Information about Level 3 Fair Value Measurements

The following table describes the significant unobservable inputs of our level 3 recurring and nonrecurring assets and liabilities:

June 30, 2019	Level 3 Asset (Liability)	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average) (b), (c)
dollars in millions
Recurring
Securities available-for-sale:
Other securities	$11	Discounted cash flows	Discount rate	N/A (15.95%)
			Marketability discount	N/A (30.00%)
			Volatility factor	N/A (38.00%)
Other investments:(a)
Equity investments
Direct	7	Discounted cash flows	Discount rate	14.81 - 16.78% (15.06%)
			Marketability discount	N/A (30.00%)
			Volatility factor	N/A (49.00%)
Loans, net of unearned income (residential)	3	Market comparable pricing	Comparability factor	78.57 - 95.75% (90.40%)
Derivative instruments:
Interest rate	4	Discounted cash flows	Probability of default	.02 - 100% (2.10%)
			Internal risk rating	1 - 19 (9.021)
			Loss given default	0 - 1 (.492)
Credit	(1)	Discounted cash flows	Probability of default	.02 - 100% (2.36%)
			Internal risk rating	1 - 19 (9.134)
			Loss given default	0 - 1 (.50)
Other(d)	6	Discounted cash flows	Loan closing rates	36.70 - 99.15% (74.62%)
Nonrecurring
Impaired loans	$57	Fair value of underlying collateral	Discount rate	0 - 80.00% (17.00%)
Accrued income and other assets:
OREO and other Level 3 assets(e)	$18	Appraised value	Appraised value	N/M

December 31, 2018	Level 3 Asset (Liability)	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average(b)(c))
dollars in millions
Nonrecurring
Impaired loans	$42	Fair value of underlying collateral	Discount rate	20.00 - 40.00% (21.00%)

(a)	Principal investments, direct is excluded from this table as the balance at June 30, 2019, is insignificant (less than $1 million).

(b)	The weighted average of significant unobservable inputs is calculated using a weighting relative to fair value.

(c)	For significant unobservable inputs with no range, a single figure is reported to denote the single quantitative factor used.

(d)	Amounts represent interest rate lock commitments.

(e)	Excludes balances pertaining to mortgage servicing assets. Refer to Note 9. Mortgage Servicing Assets for significant unobservable inputs pertaining to these assets.

Fair Value Disclosures of Financial Instruments

The levels in the fair value hierarchy ascribed to our financial instruments and the related carrying amounts at June 30, 2019, and December 31, 2018, are shown in the following tables. Assets and liabilities are further arranged by measurement category.

	June 30, 2019
		Fair Value
in millions	Carrying Amount	Level 1	Level 2	Level 3	Measured at NAV	Netting Adjustment		Total
ASSETS (by measurement category)
Fair value - net income
Trading account assets (b)	$1,005	$—	$1,005	—	—	—		$1,005
Other investments (b)	632	—	—	$547	$85	—		632
Loans, net of unearned income (residential) (d)	3	—	—	3	—	—		3
Loans held for sale (residential) (b)	164	—	164	—	—	—		164
Derivative assets - trading (b)	715	41	1,065	11	—	$(402)	(f)	715
Fair value - OCI
Securities available for sale (b)	21,528	—	21,517	$11	—	—		21,528
Derivative assets - hedging (b)(g)	94	—	105	—	—	(11)	(f)	94
Amortized cost
Held-to-maturity securities (c)	10,878	—	10,899	—	—	—		10,899
Loans, net of unearned income (d)	91,044	—	—	89,803	—	—		89,803
Loans held for sale (b)	1,626	—	—	1,626	—	—		1,626
Other
Cash and short-term investments (a)	3,050	3,050	—	—	—	—		3,050
LIABILITIES (by measurement category)
Fair value - net income
Derivative liabilities - trading (b)	$216	$33	$490	1	—	$(308)	(f)	$216
Fair value - OCI
Derivative liabilities - hedging (b)(g)	1	2	10	—	—	(11)	(f)	1
Amortized cost
Time deposits (e)	13,608	—	13,716	—	—	—		13,716
Short-term borrowings (a)	881	7	874	—	—	—		881
Long-term debt (e)	14,312	13,557	1,229	—	—	—		14,786
Other
Deposits with no stated maturity (a)	96,338	—	96,338	—	—	—		96,338

	December 31, 2018
		Fair Value
in millions	Carrying Amount	Level 1	Level 2	Level 3	Measured at NAV	Netting Adjustment		Total
ASSETS (by measurement category)
Fair value - net income
Trading account assets (b)	$849	—	$849	—	—	—		$849
Other investments (b)	666	—	1	$559	$106	—		666
Loans, net of unearned income (residential) (d)	3	—	—	3	—	—		3
Loans held for sale (residential) (b)	54	—	54	—	—	—		54
Derivative assets - trading (b)	462	$68	736	8	—	$(350)	(f)	462
Fair value - OCI
Securities available for sale (b)	19,428	—	19,408	20	—	—		19,428
Derivative assets - hedging (b)(g)	69	2	50	—	—	17	(f)	69
Amortized cost
Held-to-maturity securities (c)	11,519	—	11,122	—	—	—		11,122
Loans, net of unearned income (d)	88,666	—	—	86,224	—	—		86,224
Loans held for sale (b)	1,173	—	—	1,173	—	—		1,173
Other
Cash and short-term investments (a)	3,240	3,240	—	—	—	—		3,240
LIABILITIES (by measurement category)
Fair value - net income
Derivative liabilities - trading (b)	$395	$58	$675	—	—	$(338)	(f)	$395
Fair value - OCI
Derivative liabilities - hedging (b)(g)	(9)	—	(10)	—	—	1	(f)	(9)
Amortized cost
Time deposits (e)	13,245	—	13,331	—	—	—		13,331
Short-term borrowings (a)	863	14	849	—	—	—		863
Long-term debt (e)	13,732	12,576	1,211	—	—	—		13,787
Other
Deposits with no stated maturity (a)	94,064	—	94,064	—	—	—		94,064

Valuation Methods and Assumptions

(a)	Fair value equals or approximates carrying amount. The fair value of deposits with no stated maturity does not take into consideration the value ascribed to core deposit intangibles.

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

Education lending business.  Our discontinued assets include government-guaranteed and private education loans originated through our education lending business that was discontinued in September 2009. This portfolio consists of loans recorded at carrying value with appropriate valuation reserves, and loans in portfolio recorded at fair value. All of these loans were excluded from the table above as follows:

•	Loans at carrying value, net of allowance, of $1.0 billion ($809 million at fair value) at June 30, 2019, and $1.1 billion ($890 million at fair value) at December 31, 2018;

•	Portfolio loans at fair value of $2 million at June 30, 2019, and $2 million at December 31, 2018.

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

	June 30, 2019				December 31, 2018
in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies, and corporations	$272	—	—	$272	$150	—	$3	$147
States and political subdivisions	5	—	—	5	7	—	—	7
Agency residential collateralized mortgage obligations	13,593	$111	$92	13,612	14,315	$20	373	13,962
Agency residential mortgage-backed securities	2,035	36	10	2,061	2,128	13	36	2,105
Agency commercial mortgage-backed securities	5,472	128	57	5,543	3,300	19	132	3,187
Other securities	17	18	—	35	17	3	—	20
Total securities available for sale	$21,394	$293	$159	$21,528	$19,917	$55	$544	$19,428
HELD-TO-MATURITY SECURITIES
Agency residential collateralized mortgage obligations	$6,435	$28	$59	$6,404	$7,021	$2	$254	$6,769
Agency residential mortgage-backed securities	456	2	1	457	490	—	14	476
Agency commercial mortgage-backed securities	3,972	64	13	4,023	3,996	2	133	3,865
Other securities	15	—	—	15	12	—	—	12
Total held-to-maturity securities	$10,878	$94	$73	$10,899	$11,519	$4	$401	$11,122

The following table summarizes our securities that were in an unrealized loss position as of June 30, 2019, and December 31, 2018.

	Duration of Unrealized Loss Position
	Less than 12 Months			12 Months or Longer		Total
in millions	Fair Value	Gross Unrealized Losses		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2019
Securities available for sale:
U.S Treasury, agencies, and corporations	$10	—		$45	—	$55	—
Agency residential collateralized mortgage obligations	183	$1		6,941	$91	7,124	$92
Agency residential mortgage-backed securities	1	—	(a)	996	10	997	10
Agency commercial mortgage-backed securities	—	—		1,779	57	1,779	57
Held-to-maturity securities:
Agency residential collateralized mortgage obligations	—	—		3,941	59	3,941	59
Agency residential mortgage-backed securities	58	—	(a)	81	1	139	1
Agency commercial mortgage-backed securities	—	—		514	13	514	13
Other securities	7	—	(a)	—	—	7	—
Total temporarily impaired securities	$259	$1		$14,298	$231	$14,557	$232
December 31, 2018
Securities available for sale:
U.S. Treasury, agencies, and corporations	—	—		$147	$3	$147	$3
Agency residential collateralized mortgage obligations	$570	$2		10,945	371	11,515	373
Agency residential mortgage-backed securities	4	—	(b)	1,087	36	1,091	36
Agency commercial mortgage-backed securities	—	—		1,729	132	1,729	132
Held-to-maturity securities:
Agency residential collateralized mortgage obligations	—	—		6,416	254	6,416	254
Agency residential mortgage-backed securities	—	—		475	14	475	14
Agency commercial mortgage-backed securities	73	—	(b)	3,359	133	3,432	133
Total temporarily impaired securities	$647	$2		$24,158	$943	$24,805	$945

(a)
At June 30, 2019, gross unrealized losses totaled less than $1 million for agency residential mortgage-backed securities available for sale and less than $1 million for agency residential mortgage-back securities and other securities held-to-maturity securities with a loss duration of less than 12 months.

(b)
At December 31, 2018, gross unrealized losses totaled less than $1 million for agency residential mortgage-backed securities available for sale with a loss duration of less than 12 months and less than $1 million for agency commercial mortgage-backed securities held-to-maturity with a loss duration of less than 12 months.

At June 30, 2019, we had $92 million of gross unrealized losses related to 278 fixed-rate agency residential CMOs that we invested in as part of our overall A/LM strategy. These securities had a weighted-average maturity of 3.72 years at June 30, 2019. At June 30, 2019, we also had $10 million of gross unrealized losses related to 213 agency residential mortgage-backed securities positions and $57 million of gross unrealized losses related to 14 agency commercial mortgage backed securities positions with weighted-average maturities of 3.75 years and 4.12 years, respectively. Because these securities have a fixed interest rate, their fair value is sensitive to movements in market interest rates. These unrealized losses are considered temporary since we expect to collect all contractually due amounts from these securities. Accordingly, these investments were reduced to their fair value through OCI, not through earnings.

We regularly assess our securities portfolio for OTTI. The assessments are based on the nature of the securities, the underlying collateral, the financial condition of the issuer, the extent and duration of the loss, our intent related to the individual securities, and the likelihood that we will have to sell securities prior to expected recovery. We did not have any impairment losses recognized in earnings for the six months ended June 30, 2019.

At June 30, 2019, securities available for sale and held-to-maturity securities totaling $8.5 billion were pledged to secure securities sold under repurchase agreements, to secure public and trust deposits, to facilitate access to secured funding, and for other purposes required or permitted by law.

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

June 30, 2019	Securities Available for Sale		Held to Maturity Securities
in millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$360	$378	$41	$41
Due after one through five years	16,532	16,535	7,605	7,590
Due after five through ten years	4,493	4,606	3,232	3,268
Due after ten years	9	9	—	—
Total	$21,394	$21,528	$10,878	$10,899

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

At June 30, 2019, after taking into account the effects of bilateral collateral and master netting agreements, we had $94 million of derivative assets and $1 million of derivative liabilities that relate to contracts entered into for hedging purposes. As of the same date, after taking into account the effects of bilateral collateral and master netting agreements and a reserve for potential future losses, we had derivative assets of $715 million and derivative liabilities of $216 million that were not designated as hedging instruments. These positions are primarily comprised of derivative contracts entered into for client accommodation purposes.

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

Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments

The following table summarizes the fair values of our derivative instruments on a gross and net basis as of June 30, 2019, and December 31, 2018. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements, but after the variation margin payments with central clearing organizations have been applied as settlement, as applicable. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Securities collateral related to legally enforceable master netting agreements is not offset on the balance sheet. Our derivative instruments are included in “accrued income and other assets” or “accrued expenses and other liabilities” on the balance sheet, as follows:

	June 30, 2019			December 31, 2018
		Fair Value			Fair Value
in millions	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate	$37,147	$105	$10	$28,546	$50	$(10)
Foreign exchange	122	—	2	122	2	—
Total	37,269	105	12	28,668	52	(10)
Derivatives not designated as hedging instruments:
Interest rate	68,202	784	210	63,454	365	307
Foreign exchange	5,702	70	62	6,829	104	95
Commodity	6,662	246	236	2,002	333	323
Credit	453	1	3	226	1	1
Other (a)	4,483	16	13	1,466	9	7
Total	85,502	1,117	524	73,977	812	733
Netting adjustments (b)	—	(413)	(319)	—	(333)	(337)
Net derivatives in the balance sheet	122,771	809	217	102,645	531	386
Other collateral (c)	—	(3)	(46)	—	(2)	(33)
Net derivative amounts	$122,771	$806	$171	$102,645	$529	$353

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

Fair value hedges. During the six-month period ended June 30, 2019, we did not exclude any portion of fair value hedging instruments from the assessment of hedge effectiveness.

The following tables summarize the amounts that were recorded on the balance sheet as of June 30, 2019, and December 31, 2018, related to cumulative basis adjustments for fair value hedges.

	June 30, 2019
in millions	Balance sheet line item in which the hedge item is included	Carrying amount of hedged item (a)	Hedge accounting basis adjustment (b)
Interest rate contracts	Long-term debt	$9,559	$237
Interest rate contracts	Certificate of deposit ($100,000 or more)	194	—
Interest rate contracts	Other time deposits	175	—

	December 31, 2018
	Balance sheet line item in which the hedge item is included	Carrying amount of hedged item (a)	Hedge accounting basis adjustment (b)
Interest rate contracts	Long-term debt	$9,363	$(6)
Interest rate contracts	Certificate of deposit ($100,000 or more)	343	(1)
Interest rate contracts	Other time deposits	178	—

(a)	The carrying amount represents the portion of the liability designated as the hedged item.

(b)
Basis adjustments related to de-designated hedged items that no longer qualify as fair value hedges reduced the hedge accounting basis adjustment by $10 million and $10 million at June 30, 2019, and December 31, 2018, respectively,

Cash flow hedges. During the six-month period ended June 30, 2019, we did not exclude any portion of cash flow hedging instruments from the assessment of hedge effectiveness.

Considering the interest rates, yield curves, and notional amounts as of June 30, 2019, we expect to reclassify an estimated $63 million of after-tax net losses on derivative instruments designated as cash flow hedges from AOCI to income during the next 12 months. In addition, we expect to reclassify approximately $10 million of net losses related to terminated cash flow hedges from AOCI to income during the next 12 months. As of June 30, 2019, the maximum length of time over which we hedge forecasted transactions is 10 years.

The following tables summarize the effect of fair value and cash flow hedge accounting on the income statement for the three- and six-month periods ended June 30, 2019, and June 30, 2018.

	Location and amount of net gains (losses) recognized in income on fair value and cash flow hedging relationships
in millions	Interest expense – long-term debt	Interest income – loans	Interest expense - deposits	Other income
Three months ended June 30, 2019
Total amounts presented in the consolidated statement of income	$(120)	$1,082	$(223)	$17

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	(152)	—	(1)	—
Recognized on derivatives designated as hedging instruments	142	—	—	—
Net income (expense) recognized on fair value hedges	$(10)	—	(1)	—
Net gain (loss) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	$—	$(19)	—	—
Net income (expense) recognized on cash flow hedges	$—	$(19)	—	—

Three months ended June 30, 2018
Total amounts presented in the consolidated statement of income	$(102)	$1,000	$(112)	$99

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	$22	—	$1	—
Recognized on derivatives designated as hedging instruments	(25)	—	—	—
Net income (expense) recognized on fair value hedges	$(3)	—	$1	—
Net gain (loss) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	$1	$(25)	—	—
Net income (expense) recognized on cash flow hedges	$1	$(25)	—	—

	Location and amount of net gains (losses) recognized in income on fair value and cash flow hedging relationships
in millions	Interest expense – long-term debt	Interest income – loans	Interest expense - deposits	Other income
Six months ended June 30, 2019
Total amounts presented in the consolidated statement of income	$(240)	$2,148	$(425)	$27

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	(245)	—	(1)	—
Recognized on derivatives designated as hedging instruments	224	—	—	—
Net income (expense) recognized on fair value hedges	$(21)	—	(1)	—
Net gain (loss) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	$(1)	$(43)	—	—
Net income (expense) recognized on cash flow hedges	$(1)	$(43)	—	—

Six months ended June 30, 2018
Total amounts presented in the consolidated statement of income	$(194)	$1,940	$(203)	$120

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	$93	—	$1	—
Recognized on derivatives designated as hedging instruments	(94)	—	—	—
Net income (expense) recognized on fair value hedges	$(1)	—	$1	—
Net gain (loss) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	—	$(27)	—	—
Net income (expense) recognized on cash flow hedges	—	$(27)	—	—

Net investment hedges. We enter into foreign currency forward contracts to hedge our exposure to changes in the carrying value of our investments as a result of changes in the related foreign exchange rates. At June 30, 2019, AOCI reflected unrecognized, after-tax gains totaling $24 million related to cumulative changes in the fair value of our net investment hedges, which offset the unrecognized, after-tax foreign currency losses on net investment balances. We did not exclude any portion of our hedging instruments from the assessment of hedge effectiveness during the six-month period ended June 30, 2019.

The following tables summarize the pre-tax net gains (losses) on our cash flow and net investment hedges for the three- and six-month periods ended June 30, 2019, and June 30, 2018, and where they are recorded on the income statement. The table includes net gains (losses) recognized in OCI during the period and net gains (losses) reclassified from OCI into income during the current period.

in millions	Net Gains (Losses) Recognized in OCI	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income	Net Gains (Losses) Reclassified From OCI Into Income
Three months ended June 30, 2019
Cash Flow Hedges
Interest rate	$270	Interest income — Loans	$(19)
Interest rate	(2)	Interest expense — Long-term debt	—
Interest rate	(1)	Investment banking and debt placement fees	—
Net Investment Hedges
Foreign exchange contracts	(1)	Other Income	—
Total	$266		$(19)
Three months ended June 30, 2018
Cash Flow Hedges
Interest rate	$(58)	Interest income — Loans	$(25)
Interest rate	2	Interest expense — Long-term debt	1
Interest rate	1	Investment banking and debt placement fees	—
Net Investment Hedges
Foreign exchange contracts	10	Other Income	—
Total	$(45)		$(24)

in millions	Net Gains (Losses) Recognized in OCI	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income	Net Gains (Losses) Reclassified From OCI Into Income(a)
Six months ended June 30, 2019
Cash Flow Hedges
Interest rate	$385	Interest income — Loans	$(43)
Interest rate	(3)	Interest expense — Long-term debt	(1)
Interest rate	(6)	Investment banking and debt placement fees	—
Net Investment Hedges
Foreign exchange contracts	(4)	Other Income	—
Total	$372		$(44)
Six months ended June 30, 2018
Cash Flow Hedges
Interest rate	$(146)	Interest income — Loans	$(27)
Interest rate	4	Interest expense — Long-term debt	—
Interest rate	1	Investment banking and debt placement fees	—
Net Investment Hedges
Foreign exchange contracts	10	Other Income	—
Total	$(131)		$(27)

Nonhedging instruments

The following table summarizes the pre-tax net gains (losses) on our derivatives that are not designated as hedging instruments for the three- and six-month periods ended June 30, 2019, and June 30, 2018, and where they are recorded on the income statement.

	Three months ended June 30, 2019				Three months ended June 30, 2018
in millions	Corporate services income	Consumer mortgage income	Other income	Total	Corporate services income	Consumer mortgage income	Other income	Total
NET GAINS (LOSSES)
Interest rate	$7	—	$—	$7	$11	—	—	$11
Foreign exchange	11	—	—	11	11	—	—	11
Commodity	2	—	—	2	3	—	—	3
Credit	—	—	(8)	(8)	—	—	$(14)	(14)
Other	—	—	2	2	—	—	16	16
Total net gains (losses)	$20	—	$(6)	$14	$25	—	$2	$27

	Six months ended June 30, 2019				Six months ended June 30, 2018
in millions	Corporate services income	Consumer mortgage income	Other income	Total	Corporate services income	Consumer mortgage income	Other income	Total
NET GAINS (LOSSES)
Interest rate	$15	$—	$(2)	$13	$20	—	$2	$22
Foreign exchange	21	—	—	21	22	—	—	22
Commodity	3	—	—	3	6	—	—	6
Credit	1	—	(15)	(14)	2	—	(19)	(17)
Other	—	—	3	3	—	$—	12	12
Total net gains (losses)	$40	$—	$(14)	$26	$50	$—	$(5)	$45

Counterparty Credit Risk

We hold collateral in the form of cash and highly rated securities issued by the U.S. Treasury, government-sponsored enterprises, or GNMA. Cash collateral of $160 million was netted against derivative assets on the balance sheet at June 30, 2019, compared to $33 million of cash collateral netted against derivative assets at December 31, 2018. The cash collateral netted against derivative liabilities totaled $66 million at June 30, 2019, and $37 million at December 31, 2018. Our means of mitigating and managing exposure to credit risk on derivative contracts is described in Note 8 (“Derivatives and Hedging Activities”) beginning on page 136 of our 2018 Form 10-K under the heading “Counterparty Credit Risk.”

The following table summarizes the fair value of our derivative assets by type at the dates indicated. These assets represent our gross exposure to potential loss after taking into account the effects of bilateral collateral and master netting agreements and other means used to mitigate risk.

in millions	June 30, 2019	December 31, 2018
Interest rate	$793	$308
Foreign exchange	36	60
Commodity	124	187
Credit	—	—
Other	16	9
Derivative assets before collateral	969	564
Less: Related collateral	160	33
Total derivative assets	$809	$531

We enter into derivative transactions with two primary groups: broker-dealers and banks, and clients. Given that these groups have different economic characteristics, we have different methods for managing counterparty credit exposure and credit risk.

We enter into transactions with broker-dealers and banks for various risk management purposes. At June 30, 2019, we had gross exposure of $384 million to broker-dealers and banks. We had net exposure of $117 million after the application of master netting agreements and cash collateral, where such qualifying agreements exist. We had net exposure of $113 million after considering $4 million of additional collateral held in the form of securities.

We enter into transactions with clients to accommodate their business needs. Due to the smaller size and magnitude of the individual contracts with clients, we generally do not exchange collateral in connection with these derivative transactions. To address the risk of default associated with the uncollateralized contracts, we have established a credit valuation adjustment (included in “accrued income and other assets”) in the amount of $6 million at June 30, 2019, which we estimate to be the potential future losses on amounts due from client counterparties in the event of default. At June 30, 2019, we had gross exposure of $731 million to client counterparties and other entities that are not broker-dealers or banks for derivatives that have associated master netting agreements. We had net exposure of $692 million on our derivatives with these counterparties after the application of master netting agreements, collateral, and the related reserve.

Credit Derivatives

We are a buyer and, under limited circumstances, may be a seller of credit protection through the credit derivative market. We purchase credit derivatives to manage the credit risk associated with specific commercial lending and swap obligations as well as exposures to debt securities. Our credit derivative portfolio was in a net liability position of $2 million as of June 30, 2019, and less than $1 million as of December 31, 2018. Our credit derivative portfolio consists of single-name credit default swaps, traded credit default swap indices, and risk participation agreements. Additional descriptions of our credit derivatives are provided in Note 8 (“Derivatives and Hedging Activities”) beginning on page 137 of our 2018 Form 10-K under the heading “Credit Derivatives.”

The following table provides information on the types of credit derivatives sold by us and held on the balance sheet at June 30, 2019, and December 31, 2018. The sold credit derivatives represented in the following table include only Risk Participation Agreements; there were no traded indexes sold. The notional amount represents the maximum amount that the seller could be required to pay. The payment/performance risk assessment at June 30, 2019, is based on the internal probability of default of the reference entity consistent with our Fair Value Methodology. The payment/performance risk shown in the table represents a weighted-average of the default probabilities for all reference entities. These default probabilities are directly correlated to the probability that we will have to make a payment under the credit derivative contracts.

	June 30, 2019			December 31, 2018
dollars in millions	Notional Amount	Average Term (Years)	Payment / Performance Risk	Notional Amount	Average Term (Years)	Payment / Performance Risk
Other	$126	13.84	2.50%	$22	13.43	17.18%
Total credit derivatives sold	$126	—	—	$22	—	—

Credit Risk Contingent Features

We have entered into certain derivative contracts that require us to post collateral to the counterparties when these contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to our long-term senior unsecured credit ratings with Moody’s and S&P. Collateral requirements also are based on minimum transfer amounts, which are specific to each Credit Support Annex (a component of the ISDA Master Agreement) that we have signed with the counterparties. In a limited number of instances, counterparties have the right to terminate their ISDA Master Agreements with us if our ratings fall below a certain level, usually investment-grade level (i.e., “Baa3” for Moody’s and “BBB-” for S&P). At June 30, 2019, KeyBank’s rating was “A3” with Moody’s and “A-” with S&P, and KeyCorp’s rating was “Baa1” with Moody’s and “BBB+” with S&P. As of June 30, 2019, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our ratings) held by KeyBank that were in a net liability position totaled $8 million, which was comprised of $6 million in derivative assets and $14 million in derivative liabilities. We had $9 million in cash and securities collateral posted to cover those positions as of June 30, 2019. There were no derivative contracts with credit risk contingent features held by KeyCorp at June 30, 2019.

The following table summarizes the additional cash and securities collateral that KeyBank would have been required to deliver under the ISDA Master Agreements had the credit risk contingent features been triggered for the derivative contracts in a net liability position as of June 30, 2019, and December 31, 2018. The additional collateral amounts were calculated based on scenarios under which KeyBank’s ratings are downgraded one, two, or three ratings as of June 30, 2019, and December 31, 2018, and take into account all collateral already posted. A similar calculation was performed for KeyCorp, and no additional collateral would have been required as of June 30, 2019, and December 31, 2018. For more information about the credit ratings for KeyBank and KeyCorp, see the discussion under the heading “Factors affecting liquidity” in the section entitled “Liquidity risk management” in Item 2 of this report.

	June 30, 2019		December 31, 2018
in millions	Moody’s	S&P	Moody’s	S&P
KeyBank’s long-term senior unsecured credit ratings	A3	A-	A3	A-
One rating downgrade	$—	$—	$2	$2
Two rating downgrades	—	—	2	2
Three rating downgrades	—	—	2	2

KeyBank’s long-term senior unsecured credit rating was four ratings above noninvestment grade at Moody’s and S&P as of June 30, 2019, and December 31, 2018. If KeyBank’s ratings had been downgraded below investment grade as of June 30, 2019, or December 31, 2018, payments of less than $1 million and $4 million, respectively, would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted. If KeyCorp’s ratings had been downgraded below investment grade as of June 30, 2019, or December 31, 2018, no payments would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted.

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

Commercial

Changes in the carrying amount of commercial mortgage servicing assets are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
in millions	2019	2018	2019	2018
Balance at beginning of period	$497	$435	$502	$412
Servicing retained from loan sales	23	29	41	56
Purchases	17	12	23	33
Amortization	(28)	(25)	(57)	(50)
Balance at end of period	$509	$451	$509	$451
Fair value at end of period	$723	$646	$723	$646

The fair value of commercial mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The range and weighted average of the significant unobservable inputs used to determine the fair value of our commercial mortgage servicing assets at June 30, 2019, and June 30, 2018, along with the valuation techniques, are shown in the following table:

dollars in millions		June 30, 2019	June 30, 2018
Valuation Technique	Significant Unobservable Input	Range (Weighted Average)

Discounted cash flow	Expected defaults	1.00 - 2.00% (1.13%)	1.00 - 3.00% (1.17%)
	Residual cash flows discount rate	7.00 - 11.54% (9.26%)	7.00 - 15.00% (9.06%)
	Escrow earn rate	1.92 - 3.13% (2.63%)	2.40 - 3.82% (3.10%)
	Loan assumption rate	0.00 - 3.02% (1.40%)	0.00 - 3.00% (1.19%)

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

The amortization of commercial servicing assets is determined in proportion to, and over the period of, the estimated net servicing income. The amortization of commercial servicing assets for each period, as shown in the table at the beginning of this note, is recorded as a reduction to contractual fee income. The contractual fee income from servicing commercial mortgage loans totaled $95 million for the six-month period ended June 30, 2019, and $85 million for the six-month period ended June 30, 2018. This fee income was offset by $57 million of amortization for the six-month period ended June 30, 2019, and $50 million for the six-month period ended June 30, 2018. Both the contractual fee income and the amortization are recorded, net, in “mortgage servicing fees” on the income statement.

Residential

Changes in the carrying amount of residential mortgage servicing assets are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
in millions	2019	2018	2019	2018
Balance at beginning of period	$38	$32	$37	$31
Servicing retained from loan sales	2	3	4	5
Purchases	—	—	—	—
Amortization	(1)	(1)	(2)	(2)
Balance at end of period	$39	$34	$39	$34
Fair value at end of period	$45	$43	$45	$43

The fair value of mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The range and weighted-average of the significant unobservable inputs used to fair value our mortgage servicing assets at June 30, 2019, and June 30, 2018, along with the valuation techniques, are shown in the following table:

dollars in millions		June 30, 2019	June 30, 2018
Valuation Technique	Significant Unobservable Input	Range (Weighted Average)

Discounted cash flow	Prepayment speed	10.95 - 62.06% (12.52%)	8.39 - 49.39% (9.17%)
	Discount rate	7.50 - 10.00% (7.53%)	8.50 - 11.00% (8.54%)
	Servicing cost	$62 - $4,375 ($67.55)	$76 - $4,385 ($82.38)

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

The amortization of residential servicing assets is determined in proportion to, and over the period of, the estimated net residential servicing income. The amortization of servicing assets for June 30, 2019, as shown in the table above, is recorded as a reduction to contractual fee income. The contractual fee income from servicing residential mortgage loans totaled $9 million for the six-month period ended June 30, 2019, and $7 million for the six-month period ended June 30, 2018. This fee income was offset by $2 million of amortization for both the six-month periods ended June 30, 2019, and June 30, 2018. Both the contractual fee income and the amortization are recorded, net, in “mortgage servicing fees” on the income statement.

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

Certain leases contain options to extend the lease term for up to five years. Some leases give us the option to terminate, for a penalty or at the lessor's discretion. Leases with variable payments are primarily based on adjustments for inflation over the term of the lease based on a contractually defined index. Certain ATM leases include variable payments based on volume of transactions.

Operating lease expense is recognized in "net occupancy" and "equipment" on the income statement. The components of lease expense are summarized as follows:

in millions	Three months ended June 30, 2019	Six months ended June 30, 2019
Operating lease cost	$34	$68
Finance lease cost:
Amortization of right-of-use assets	1	1
Variable lease cost	6	11
Total lease cost (a), (b)	$41	$80

(a)	Interest on lease liabilities for finance leases was less than $1 million for the three and six months ended June 30, 2019.

(b)	Short-term lease cost was less than less than $1 million for the three and six months ended June 30, 2019.

Cash flows related to leases are summarized as follows:

in millions	Three months ended June 30, 2019	Six months ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities: (a)
Operating cash flows from operating leases	$37	$73
Financing cash flows from finance leases	1	1
Right-of-use assets obtained in exchange for lease obligations: (b)
Operating leases	$16	$44

(a)	Operating cash flows from finance leases were less than $1 million for the three and six months ended June 30, 2019.

(b)	There were no right-of-use assets obtained in exchange for finance lease obligations for the three and six months ended June 30, 2019.

Additional balance sheet information related to leases is summarized as follows:

in millions	Balance sheet classification	June 30, 2019
Operating lease assets	Accrued income and other assets	$695
Operating lease liabilities	Accrued expense and other liabilities	775
Finance leases:
Property and equipment, gross	Premises and equipment	28
Accumulated depreciation	Premises and equipment	(16)
Property and equipment, net		12

Finance lease liabilities	Long-term debt	15

Information pertaining to the lease term and weighted-average discount rate is summarized as follows:

June 30, 2019
Weighted-average remaining lease term:
Operating leases	7.8
Finance leases	6.44
Weighted-average discount rate:
Operating leases	3.28%
Finance leases	3.90%

Maturities of lease liabilities are summarized as follows:

in millions	Operating Leases	Finance Leases	Total
2019	$72	$2	$74
2020	141	3	144
2021	127	3	130
2022	111	3	114
2023	95	2	97
Thereafter	339	5	344
Total lease payments	885	18	903
Less imputed interest	110	3	113
Total	$775	$15	$790

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

Interest income from sales-type and direct financing leases is recognized in "interest income — loans" on the statement of income. Income related to operating leases is recognized in “operating lease income and other leasing gains” on the income statement. The components of equipment leasing income are summarized in the table below:

in millions	Three months ended June 30, 2019	Six months ended June 30, 2019
Sales-type and direct financing leases
Interest income on lease receivable	$31	$61
Interest income related to accretion of unguaranteed residual asset	3	6
Interest income on deferred fees and costs	—	—
Total sales-type and direct financing lease income	34	67
Operating leases
Operating lease income related to lease payments	33	66
Other operating leasing gains	11	15
Total operating lease income and other leasing gains	44	81
Total lease income	$78	$148

Equipment leasing receivables relate to sales-type and direct financing leases. The composition of the net investment in sales-type and direct financing leases is as follows:

in millions	June 30, 2019
Lease receivables	$3,689
Unearned income	(345)
Unguaranteed residual value	430
Deferred fees and costs	17
Net investment in sales-type and direct financing leases	$3,791

The residual value component of a lease represents the fair value of the leased asset at the end of the lease term. We rely on industry data, historical experience, independent appraisals and the experience of the equipment leasing asset management team to value lease residuals. Relationships with a number of equipment vendors give the asset management team insight into the life cycle of the leased equipment, pending product upgrades and competing products. Effective January 1, 2019, as a result of the implementation of ASU 2016-02, Key will assess net investments in leases, including residual values, for impairment and recognize any impairment losses in accordance with the impairment guidance for financial instruments. The carrying amount of residual assets covered by residual value guarantees was $289 million at June 30, 2019.

At June 30, 2019, minimum future lease payments to be received for sales-type and direct financing leases are as follows:

in millions	Sales-type and direct financing lease payments
2019	$640
2020	1,008
2021	731
2022	493
2023	318
Thereafter	499
Total lease payments	$3,689

At June 30, 2019, minimum future lease payments to be received for operating leases are as follows:

in millions	Operating lease payments
2019	$64
2020	123
2021	106
2022	90
2023	75
Thereafter	220
Total lease payments	$678

The carrying amount of operating lease assets at June 30, 2019, was $948 million.

10. Variable Interest Entities

Our significant VIEs are summarized below. Additional information pertaining to the criteria used in determining if an entity is a VIE is included in Note 12 (“Variable Interest Entities “) beginning on page 142 of our 2018 Form 10-K.

LIHTC investments. We had $1.4 billion and $1.4 billion of investments in LIHTC operating partnerships at June 30, 2019, and December 31, 2018, respectively. These investments are recorded in “accrued income and other assets” on our balance sheet. We do not have any loss reserves recorded related to these investments because we believe the likelihood of any loss to be remote. For all legally binding, unfunded equity commitments, we increase our recognized investment and recognize a liability. As of June 30, 2019, and December 31, 2018, we had liabilities of $489 million and $532 million, respectively, related to investments in qualified affordable housing projects, which are recorded in “accrued expenses and other liabilities” on our balance sheet. We continue to invest in these LIHTC operating partnerships.

The assets and liabilities presented in the table below convey the size of KCDC’s direct and indirect investments at June 30, 2019, and December 31, 2018. As these investments represent unconsolidated VIEs, the assets and liabilities of the investments themselves are not recorded on our balance sheet. Additional information pertaining to our LIHTC investments is included in Note 12 (“Variable Interest Entities “) beginning on page 142 of our 2018 Form 10-K.

	Unconsolidated VIEs
in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
June 30, 2019
LIHTC investments	$6,276	$2,588	$1,739
December 31, 2018
LIHTC investments	$5,932	$2,569	$1,740

We amortize our LIHTC investments over the period that we expect to receive the tax benefits. During the first six months of 2019, we recognized $89 million of amortization and $92 million of tax credits associated with these investments within “income taxes” on our income statement. During the first six months of 2018, we recognized $83 million of amortization and $81 million of tax credits associated with these investments within “income taxes” on our income statement.

Principal investments. Our maximum exposure to loss associated with indirect principal investments consists of the investments’ fair value plus any unfunded equity commitments. The fair value of our indirect principal investments totaled $76 million and $96 million at June 30, 2019, and December 31, 2018, respectively. These investments are recorded in “other investments” on our balance sheet. The table below reflects the size of the private equity funds in which we were invested as well as our maximum exposure to loss in connection with these investments at June 30, 2019, and December 31, 2018.

	Unconsolidated VIEs
in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
June 30, 2019
Indirect investments	$15,018	$286	$100
December 31, 2018
Indirect investments	$19,659	$376	$122

Through our principal investing entities, we have formed and funded operating entities that provide management and other related services to our investment company funds, which directly invest in portfolio companies. These entities had no assets at June 30, 2019 and December 31, 2018 that can be used to settle the entities’ obligations. The entities had no liabilities at June 30, 2019 and December 31, 2018, and other equity investors have no recourse to our general credit.

Additional information on our indirect and direct principal investments is provided in Note 5 (“Fair Value Measurements”) and in Note 12 (“Variable Interest Entities “) beginning on page 142 of our 2018 Form 10-K.

Other unconsolidated VIEs. We are involved with other various entities in the normal course of business which we have determined to be VIEs. We have determined that we are not the primary beneficiary of these VIEs because we do not have the power to direct the activities that most significantly impact their economic performance. Our assets associated with these unconsolidated VIEs totaled $287 million at June 30, 2019, and $248 million at December 31, 2018. These assets are recorded in “accrued income and other assets,” “other investments,” “securities available for sale,” and “loans, net of unearned income” on our balance sheet. We had liabilities totaling $2 million and $2 million associated with these unconsolidated VIEs at June 30, 2019, and December 31, 2018, respectively. Additional information pertaining to our other unconsolidated VIEs is included in Note 12 (“Variable Interest Entities“) under the heading “Other unconsolidated VIEs” on page 144 of our 2018 Form 10-K.

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

The effective tax rate, which is the provision for income taxes as a percentage of income before income taxes, was 16.8% for the second quarter of 2019 and 17.6% for the second quarter of 2018. The effective tax rates are less than our combined federal and state statutory tax rate of 23.7%, primarily due to income from investments in tax-advantaged assets such as corporate-owned life insurance and credits associated with renewable energy and low-income housing investments.

Deferred Tax Asset

At June 30, 2019, we had a net deferred tax liability of $101 million, compared to a net deferred tax asset of $222 million at December 31, 2018, included in “accrued income and other assets” on the balance sheet.

To determine the amount of deferred tax assets that are more likely than not to be realized, and therefore recorded, we conduct a quarterly assessment of all available evidence. This evidence includes, but is not limited to, taxable income in prior periods, projected future taxable income, and projected future reversals of deferred tax items. These assessments involve a degree of subjectivity and may undergo change. Based on these criteria, we had a valuation allowance of $11 million at June 30, 2019, and $11 million at December 31, 2018. The valuation allowance is associated with certain state net operating loss carryforwards, state credit carryforwards, and federal and state capital loss carryforwards.

Unrecognized Tax Benefits

As permitted under the applicable accounting guidance for income taxes, it is our policy to recognize interest and penalties related to unrecognized tax benefits in “income tax expense.” At June 30, 2019, Key’s unrecognized tax benefits were $37 million.

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

12. Acquisitions, Divestiture, and Discontinued Operations

Acquisitions

Laurel Road Digital Lending Business. On April 3, 2019, KeyBank acquired Laurel Road's digital lending business from Laurel Road Bank. Laurel Road Bank's three bank branches located in southeast Connecticut were not part of this transaction. Through the acquisition, KeyBank expects to enhance its digital capabilities with state-of-the-art, customer-centric technology and to leverage Laurel Road's proven ability to attract and serve professional millennial clients. The acquisition is accounted for as a business combination. During the second quarter of 2019, we recognized provisional identifiable intangible assets with an estimated fair value of $37 million. We also recognized provisional goodwill of $148 million in connection with this acquisition. These fair value estimates represent our best estimate of fair value and are expected to be finalized over a period of up to one year from the acquisition date.

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

Discontinued operations

Discontinued operations primarily includes our government-guaranteed education lending business. At June 30, 2019, and December 31, 2018, approximately $964 million and $1.1 billion, respectively, of education loans are included in discontinued assets on the consolidated balance sheets. Net interest income after provision for credit losses for this business is not material and is included in income (loss) from discontinued operations, net of taxes on the consolidated statements of income.

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

The following table summarizes our securities financing agreements at June 30, 2019, and December 31, 2018:

	June 30, 2019				December 31, 2018
in millions	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts
Offsetting of financial assets:
Reverse repurchase agreements	$210	$(6)	$(204)	—	$14	$(14)	—	—
Total	$210	$(6)	$(204)	—	$14	$(14)	—	—

Offsetting of financial liabilities:
Repurchase agreements (c)	$161	$(6)	$(155)	—	$319	$(14)	$(305)	—
Total	$161	$(6)	$(155)	—	$319	$(14)	$(305)	—

(a)	Netting adjustments take into account the impact of master netting agreements that allow us to settle with a single counterparty on a net basis.

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

As of June 30, 2019, the carrying amount of assets pledged as collateral against repurchase agreements totaled $211 million. Assets pledged as collateral are reported in “securities available for sale” and “held-to-maturity securities” on our balance sheet. At June 30, 2019, the liabilities associated with collateral pledged were solely comprised of customer sweep financing activity and had a carrying value of $155 million. The collateral pledged under customer sweep repurchase agreements is posted to a third-party custodian and cannot be sold or repledged by the secured party. The risk related to a decline in the market value of collateral pledged is minimal given the collateral's high credit quality and the overnight duration of the repurchase agreements.

14. Employee Benefits

Pension Plans

The components of net pension cost (benefit) for all funded and unfunded plans are recorded in “other expense” and are summarized in the following table. For more information on our Pension Plans and Other Postretirement Benefit Plans, see Note 17 (“Employee Benefits”) beginning on page 151 of our 2018 Form 10-K.

	Three months ended June 30,		Six months ended June 30,
in millions	2019	2018	2019	2018
Interest cost on PBO	$12	$10	$23	$20
Expected return on plan assets	(12)	(13)	(24)	(26)
Amortization of losses	3	4	7	8
Net pension cost	$3	$1	$6	$2

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

The trust preferred securities, common stock, and related debentures are summarized as follows:

dollars in millions	Trust Preferred Securities, Net of Discount (a)	Common Stock	Principal Amount of Debentures, Net of Discount (b)	Interest Rate of Trust Preferred Securities and Debentures (c)	Maturity of Trust Preferred Securities and Debentures
June 30, 2019
KeyCorp Capital I	$156	$6	$162	3.332%	2028
KeyCorp Capital II	106	4	110	6.875	2029
KeyCorp Capital III	138	4	142	7.750	2029
HNC Statutory Trust III	19	1	20	3.924	2035
Willow Grove Statutory Trust I	18	1	19	3.720	2036
HNC Statutory Trust IV	16	1	17	3.863	2037
Westbank Capital Trust II	7	—	7	4.577	2034
Westbank Capital Trust III	7	—	7	4.577	2034
Total	$467	$17	$484	5.536%	—

December 31, 2018	$454	$17	$471	5.447%	—

(a)
The trust preferred securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of trust preferred securities carries an interest rate identical to that of the related debenture. Certain trust preferred securities include basis adjustments related to fair value hedges totaling $58 million at June 30, 2019, and $46 million at December 31, 2018. See Note 7 (“Derivatives and Hedging Activities”) for an explanation of fair value hedges.

(b)
We have the right to redeem these debentures. If the debentures purchased by KeyCorp Capital I, HNC Statutory Trust III, Willow Grove Statutory Trust I, HNC Statutory Trust IV, Westbank Capital Trust II, or Westbank Capital Trust III are redeemed before they mature, the redemption price will be the principal amount, plus any accrued but unpaid interest. If the debentures purchased by KeyCorp Capital II or KeyCorp Capital III are redeemed before they mature, the redemption price will be the greater of: (i) the principal amount, plus any accrued but unpaid interest, or (ii) the sum of the present values of principal and interest payments discounted at the Treasury Rate (as defined in the applicable indenture), plus 20 basis points for KeyCorp Capital II or 25 basis points for KeyCorp Capital III, or 50 basis points in the case of redemption upon either a tax or a capital treatment event for either KeyCorp Capital II or KeyCorp Capital III, plus any accrued but unpaid interest. The principal amount of certain debentures includes basis adjustments related to fair value hedges totaling $58 million at June 30, 2019, and $46 million at December 31, 2018. See Note 7 (“Derivatives and Hedging Activities”) for an explanation of fair value hedges. The principal amount of debentures, net of discounts, is included in “long-term debt” on the balance sheet.

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

Guarantees

We are a guarantor in various agreements with third parties. The following table shows the types of guarantees that we had outstanding at June 30, 2019. Information pertaining to the basis for determining the liabilities recorded in connection with these guarantees is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Guarantees” beginning on page 106 of our 2018 Form 10-K.

June 30, 2019	Maximum Potential Undiscounted Future Payments	Liability Recorded
in millions
Financial guarantees:
Standby letters of credit	$3,086	$73
Recourse agreement with FNMA	4,392	6
Residential mortgage reserve	1,617	6
Written put options (a)	2,854	49
Total	$11,949	$134

(a)	The maximum potential undiscounted future payments represent notional amounts of derivatives qualifying as guarantees.

We determine the payment/performance risk associated with each type of guarantee described below based on the probability that we could be required to make the maximum potential undiscounted future payments shown in the preceding table. We use a scale of low (0% to 30% probability of payment), moderate (greater than 30% to 70% probability of payment), or high (greater than 70% probability of payment) to assess the payment/performance risk, and have determined that the payment/performance risk associated with each type of guarantee outstanding at June 30, 2019, is low. Information pertaining to the nature of each of the guarantees listed below is included in Note 21 (“Commitments, Contingent Liabilities, and Guarantees”) under the heading “Guarantees” beginning on page 163 of our 2018 Form 10-K.

Standby letters of credit. At June 30, 2019, our standby letters of credit had a remaining weighted-average life of two years, with remaining actual lives ranging from less than one year to as many as 16 years.

Recourse agreement with FNMA. At June 30, 2019, the outstanding commercial mortgage loans in this program had a weighted-average remaining term of 7.8 years, and the unpaid principal balance outstanding of loans sold by us as a participant was $15.1 billion. The maximum potential amount of undiscounted future payments that we could be required to make under this program, as shown in the preceding table, is equal to approximately 29% of the principal balance of loans outstanding at June 30, 2019.

Residential Mortgage Banking. At June 30, 2019, the unpaid principal balance outstanding of loans sold by us in this program was $5.4 billion. The risk assessment is low for the residential mortgage product. The maximum potential amount of undiscounted future payments that we could be required to make under this program, as shown in the preceding table, is equal to approximately 30% of the principal balance of loans outstanding at June 30, 2019.

Our liability for estimated repurchase obligations on loans sold, which is included in other liabilities on our balance sheet, was $6 million at June 30, 2019. For more information on our residential mortgages, see Note 8 (“Mortgage Servicing Assets “).

Written put options. At June 30, 2019, our written put options had an average life of three years. These written put options are accounted for as derivatives at fair value, as further discussed in Note 7 (“Derivatives and Hedging Activities”).

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
17. Accumulated Other Comprehensive Income

Our changes in AOCI for the three and six months ended June 30, 2019, and June 30, 2018, are as follows:

in millions	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative financial instruments	Foreign currency translation adjustment	Net pension and postretirement benefit costs	Total
Balance at December 31, 2018	$(373)	$(50)	$(14)	$(381)	$(818)
Other comprehensive income before reclassification, net of income taxes	475	284	4	14	777
Amounts reclassified from AOCI, net of income taxes (a)	—	34	—	5	39
Net current-period other comprehensive income, net of income taxes	475	318	4	19	816
Balance at June 30, 2019	$102	$268	$(10)	$(362)	$(2)

Balance at March 31, 2019	$(189)	$49	$(11)	$(379)	$(530)
Other comprehensive income before reclassification, net of income taxes	291	204	1	15	511
Amounts reclassified from AOCI, net of income taxes (a)	—	15	—	2	17
Net current-period other comprehensive income, net of income taxes	291	219	1	17	528
Balance at June 30, 2019	$102	$268	$(10)	$(362)	$(2)

Balance at December 31, 2017	$(311)	$(86)	$9	$(391)	$(779)
Other comprehensive income before reclassification, net of income taxes	(216)	(100)	(11)	—	(327)
Amounts reclassified from AOCI, net of income taxes (a)	—	20	—	6	26
Other amounts reclassified from AOCI, net of income taxes	—	—	(5)	—	(5)
Net current-period other comprehensive income, net of income taxes	(216)	(80)	(16)	6	(306)
Balance at June 30, 2018	$(527)	$(166)	$(7)	$(385)	$(1,085)

Balance at March 31, 2018	(461)	$(149)	$7	$(388)	$(991)
Other comprehensive income before reclassification, net of income taxes	(66)	(35)	(9)	—	(110)
Amounts reclassified from AOCI, net of income taxes (a)	—	18	—	3	21
Other amounts reclassified from AOCI, net of income taxes	—	—	(5)	—	(5)
Net current-period other comprehensive income, net of income taxes	(66)	(17)	(14)	3	(94)
Balance at June 30, 2018	$(527)	$(166)	$(7)	$(385)	$(1,085)

(a)	See table below for details about these reclassifications.

Our reclassifications out of AOCI for the three and six months ended June 30, 2019, and June 30, 2018, are as follows:

	Six months ended June 30,		Affected Line Item in the Statement Where Net Income is Presented
in millions	2019	2018
Unrealized gains (losses) on derivative financial instruments
Interest rate	$(43)	$(27)	Interest income — Loans
Interest rate	(1)	—	Interest expense — Long-term debt
	(44)	(27)	Income (loss) from continuing operations before income taxes
	(10)	(7)	Income taxes
	$(34)	$(20)	Income (loss) from continuing operations
Net pension and postretirement benefit costs
Amortization of losses	$(7)	$(8)	Personnel expense
	(7)	(8)	Income (loss) from continuing operations before income taxes
	(2)	(2)	Income taxes
	$(5)	$(6)	Income (loss) from continuing operations

	Three months ended June 30,		Affected Line Item in the Statement Where Net Income is Presented
in millions	2019	2018
Unrealized gains (losses) on derivative financial instruments
Interest rate	$(19)	$(25)	Interest income — Loans
Interest rate	—	1	Interest expense — Long-term debt
	(19)	(24)	Income (loss) from continuing operations before income taxes
	(4)	(6)	Income taxes
	$(15)	(18)	Income (loss) from continuing operations
Net pension and postretirement benefit costs
Amortization of losses	$(3)	(4)	Personnel expense
	(3)	(4)	Income (loss) from continuing operations before income taxes
	(1)	(1)	Income taxes
	$(2)	$(3)	Income (loss) from continuing operations

18. Shareholders' Equity

Comprehensive Capital Plan

As previously reported and as authorized by the Board and pursuant to our 2018 capital plan (which was effective through the second quarter of 2019) submitted and not objected to by the Federal Reserve, we have authority to repurchase up to $1.225 billion of our Common Shares. We completed $180 million of Common Share repurchases, including $179 million of Common Share repurchases in the open market and $1 million of Common Share repurchases related to employee equity compensation programs, in the second quarter of 2019 under this authorization.

Consistent with our 2018 capital plan, the Board declared a quarterly dividend of $.17 per Common Share for the second quarter of 2019.

On April 18, 2019, we announced our 2019 capital plan. Share repurchases of up to $1.0 billion are included in the 2019 capital plan which is effective from the third quarter of 2019 through the second quarter of 2020. Our 2019 capital plan also includes a 9% increase in our Common Stock dividend to $.185 per Common Share, which was approved by our Board of Directors on July 17, 2019.

Preferred Stock

On April 29, 2019, we issued $450 million of depositary shares, each representing a 1/40th ownership interest in a share of our Fixed Rate Perpetual Noncumulative Series G Preferred Stock.

Preferred stock series	Amount outstanding (in millions)	Shares authorized and outstanding	Par value	Liquidation preference	Ownership interest per depositary share	Liquidation preference per depositary share	Second quarter 2019 dividends paid per depositary share
Fixed-to-Floating Rate Perpetual Noncumulative Series D	$525	21,000	$1	$25,000	1/25th	$1,000	$12.50
Fixed-to-Floating Rate Perpetual Noncumulative Series E	500	500,000	1	1,000	1/40th	25	.382813
Fixed Rate Perpetual Noncumulative Series F	425	425,000	1	1,000	1/40th	25	.353125
Fixed Rate Perpetual Non-Cumulative Series G	450	450,000	1	1,000	1/40th	25	—

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

The following is a description of the segments and their primary businesses at June 30, 2019.

Consumer Bank

The Consumer Bank serves individuals and small businesses throughout our 15-state branch footprint by offering a variety of deposit and investment products, personal finance and financial wellness services, lending, mortgage and home equity, student loan refinancing, credit card, treasury services, and business advisory services. The Consumer Bank also purchases retail auto sales contracts via a network of auto dealerships. The auto dealerships finance the sale of automobiles as the initial lender and then assign the contracts to us pursuant to dealer agreements. In addition, wealth management and investment services are offered to assist institutional, non-profit, and high-net-worth clients with their banking, trust, portfolio management, life insurance, charitable giving, and related needs.

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

The table below shows selected financial data for our business segments for the three- and six-month periods ended June 30, 2019, and June 30, 2018.

Three months ended June 30,	Consumer Bank		Commercial Bank		Other		Total Key
dollars in millions	2019	2018	2019	2018	2019	2018	2019	2018
SUMMARY OF OPERATIONS
Net interest income (TE)	$594	$574	$405	$418	$(10)	$(5)	$989	$987
Noninterest income	231	236	354	303	37	121	622	660
Total revenue (TE) (a)	825	810	759	721	27	116	1,611	1,647
Provision for credit losses	40	39	33	25	1	—	74	64
Depreciation and amortization expense	25	26	35	34	37	39	97	99
Other noninterest expense	535	543	346	357	41	(6)	922	894
Income (loss) from continuing operations before income taxes (TE)	225	202	345	305	(52)	83	518	590
Allocated income taxes and TE adjustments	53	47	62	49	(20)	15	95	111
Income (loss) from continuing operations	172	155	283	256	(32)	68	423	479
Income (loss) from discontinued operations, net of taxes	—	—	—	—	2	3	2	3
Net income (loss)	172	155	283	256	(30)	71	425	482
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	—	—	—
Net income (loss) attributable to Key	$172	$155	$283	$256	$(30)	$71	$425	$482

AVERAGE BALANCES (b)
Loans and leases	$31,881	$31,276	$57,924	$56,175	$980	$1,193	$90,785	$88,644
Total assets (a)	35,469	34,495	65,907	63,948	41,259	37,935	142,635	136,378
Deposits	72,303	68,279	35,961	33,169	1,337	2,555	109,601	104,003
OTHER FINANCIAL DATA
Net loan charge-offs (b)	$40	$39	$23	$22	2	(1)	$65	$60
Return on average allocated equity (b)	21.12%	18.88%	24.57%	22.99%	(1.48)%	3.75%	10.26%	12.78%
Return on average allocated equity	21.12	18.88	24.57	22.99	(1.39)	3.92	10.31	12.86
Average full-time equivalent employees (c)	9,440	10,067	2,260	2,467	5,506	5,842	17,206	18,376

(a)
Substantially all revenue generated by our major business segments is derived from clients that reside in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software, and goodwill held by our major business segments, are located in the United States.

(b)	From continuing operations.

(c)	The number of average full-time equivalent employees was not adjusted for discontinued operations.

Six months ended June 30,	Consumer Bank		Commercial Bank		Other		Total Key
dollars in millions	2019	2018	2019	2018	2019	2018	2019	2018
SUMMARY OF OPERATIONS
Net interest income (TE)	$1,185	$1,126	$806	$824	$(17)	$(11)	$1,974	$1,939
Noninterest income	445	457	655	636	58	168	1,158	1,261
Total revenue (TE) (a)	1,630	1,583	1,461	1,460	41	157	3,132	3,200
Provision for credit losses	85	73	49	54	2	(2)	136	125
Depreciation and amortization expense	48	53	65	69	72	81	185	203
Other noninterest expense	1,061	1,093	680	700	56	3	1,797	1,796
Income (loss) from continuing operations before income taxes (TE)	436	364	667	637	(89)	75	1,014	1,076
Allocated income taxes and TE adjustments	103	86	127	96	(45)	(1)	185	181
Income (loss) from continuing operations	333	278	540	541	(44)	76	829	895
Income (loss) from discontinued operations, net of taxes	—	—	—	—	3	5	3	5
Net income (loss)	333	278	540	541	(41)	81	832	900
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	—	—	—
Net income (loss) attributable to Key	$333	$278	$540	$541	$(41)	$81	$832	$900

AVERAGE BALANCES (b)
Loans and leases	$31,603	$31,409	$57,610	$55,210	$1,007	$1,171	$90,220	$87,790
Total assets (a)	35,103	34,638	65,405	62,865	40,877	38,148	141,385	135,651
Deposits	71,798	67,852	35,194	32,983	1,602	2,448	108,594	103,283
OTHER FINANCIAL DATA
Net loan charge-offs (b)	$74	$73	$53	$41	2	—	$129	$114
Return on average allocated equity (b)	20.76%	16.98%	23.93%	24.74%	(1.06)%	2.11%	10.37%	12.06%
Return on average allocated equity	20.76	16.98	23.93	24.74	(.99)	2.25	10.41	12.13
Average full-time equivalent employees (c)	9,531	10,082	2,314	2,466	5,534	5,910	17,379	18,458

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

20. Revenue from Contracts with Customers

The following table represents a disaggregation of revenue from contracts with customers, by business segment, for the three- and six-month periods ended June 30, 2019, and June 30, 2018. Refer to Note 19 (“Business Segment Reporting”) for a description of the company-wide organizational change which occurred in the first quarter of 2019 resulting in the realignment of Key’s businesses into two reportable business segments, Consumer Bank and Commercial Bank. Prior period information was restated to conform to the new business segment structure.

	Three months ended June 30, 2019			Three months ended June 30, 2018
dollars in millions	Consumer Bank	Commercial Bank	Total Contract Revenue	Consumer Bank	Commercial Bank	Total Contract Revenue
NONINTEREST INCOME
Trust and investment services income	$91	$17	$108	$91	$19	$110
Investment banking and debt placement fees	—	65	65	—	68	68
Services charges on deposit accounts	56	27	83	62	28	90
Cards and payments income	44	28	72	40	29	69
Other noninterest income	4	—	4	5	—	5
Total revenue from contracts with customers	$195	$137	$332	$198	$144	$342

Other noninterest income (a)			$253			$197
Noninterest income from Other(b)			37			121
Total noninterest income			$622			$660

(a)	Noninterest income considered earned outside the scope of contracts with customers.

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

	Six months ended June 30, 2019			Six months ended June 30, 2018
dollars in millions	Consumer Bank	Commercial Bank	Total Contract Revenue	Consumer Bank	Commercial Bank	Total Contract Revenue
NONINTEREST INCOME
Trust and investment services income	$176	$32	$208	$176	$36	$212
Investment banking and debt placement fees	—	110	110	—	115	115
Services charges on deposit accounts	110	55	165	123	56	179
Cards and payments income	81	55	136	75	55	130
Other noninterest income	6	—	6	10	—	10
Total revenue from contracts with customers	$373	$252	$625	$384	$262	$646

Other noninterest income (a)			$475			$447
Noninterest income from Other(b)			58			168
Total noninterest income			$1,158			$1,261

(a)	Noninterest income considered earned outside the scope of contracts with customers.

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

We had no material contract assets or contract liabilities as of June 30, 2019, and June 30, 2018.

21. Subsequent Event

As previously reported, on or about July 9, 2019, we discovered fraudulent activity associated with transactions conducted in the third quarter of 2019 by a business customer of KeyBank. We continue to investigate this matter to determine the potential exposure to us, which we currently estimate could be up to $90 million, net of tax. The ultimate financial impact could be lower and will depend, in part, on our success in our efforts to recover the funds. We plan to pursue all available sources of recovery and other means of mitigating the potential loss.

We are working with the appropriate law enforcement authorities in connection with this matter. We may be limited in what information we can disclose due to the ongoing investigation.

Based on our review of the circumstances of the fraudulent activity, we believe this incident is an isolated occurrence involving a single business relationship.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of KeyCorp

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of KeyCorp as of June 30, 2019, the related consolidated statements of income, comprehensive income and changes in equity for the three- and six- month periods ended June 30, 2019 and 2018, the related consolidated statements of cash flows for the six-month period ended June 30, 2019 and 2018, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
August 1, 2019

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

In April 2018, we submitted to the Federal Reserve and provided to the OCC our 2018 capital plan under the annual CCAR process. On June 28, 2018, the Federal Reserve announced that it did not object to our 2018 capital plan. Share repurchases of up to $1.225 billion were included in the 2018 capital plan, which was effective from the third quarter of 2018 through the second quarter of 2019.

We completed $180 million of Common Share repurchases, including $179 million of Common Share repurchases in the open market and $1 million of Common Share repurchases related to employee equity compensation programs, in the second quarter of 2019 under our 2018 capital plan authorization.

The following table summarizes our repurchases of our Common Shares for the three months ended June 30, 2019.

Calendar month	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased as part of publicly announced plans or programs (b)
April 1-30	4,451,457	17.19	4,451,457	7,432,069
May 1-31	4,563,140	17.43	4,563,140	3,187,148
June 1-30	1,397,078	17.18	1,397,078	1,515,114
Total	10,411,675	17.29	10,411,675

(a)	Includes Common Shares deemed surrendered by employees in connection with our stock compensation and benefit plans to satisfy tax obligations.

(b)
Calculated using the remaining general repurchase amount divided by the closing price of KeyCorp Common Shares as follows: on April 30, 2019 at $17.55; on May 31, 2019, at $15.97; and on June 28, 2019, at $17.75.

Item 6. Exhibits

3.1	Third Amended and Restated Articles of Incorporation, effective May 23, 2019, filed as Exhibit 3.2 to Form 8-K on May 24, 2019.
3.2	Third Amended and Restated Regulations, effective May 23, 2019.
4.1	Form of Certificate representing Fixed Rate Perpetual Non-Cumulative Preferred Stock, Series G, filed as Exhibit 4.2 to Form 8-K on April 29, 2019.
4.2
Deposit Agreement, dated as of April 29, 2019, among the Company, Computershare Inc. and Computershare Trust company, N.A., jointly as depositary, and the holders from time to time of the depositary receipts described therein, filed as Exhibit 4.3 to Form 8-K on April 29, 2019.

4.3	Form of Depositary Receipt (included as part of Exhibit 4.2), filed as Exhibit 4.4 to Form 8-K on April 29, 2019.
10.1	2019 Equity Compensation Plan, filed as Exhibit 10.1 to Form 8-K on May 24, 2019 #
10.2	Form of Stock Option Award Agreement under KeyCorp 2019 Equity Compensation Plan, filed as Exhibit 10.1 to KeyCorp’s Registration Statement on Form S-8 on May 23, 2019, File No. 333-231689. #
10.3	Form of Performance Shares Award Agreement under KeyCorp 2019 Equity Compensation Plan, filed as Exhibit 10.2 to KeyCorp’s Registration Statement on Form S-8 on May 23, 2019, File No. 333-231689. #
10.4	Form of Restricted Stock Unit Award Agreement under KeyCorp 2019 Equity Compensation Plan, filed as Exhibit 10.3 to KeyCorp’s Registration Statement on Form S-8 on May 23, 2019, File No. 333-231689. #
10.5	Form of New Hire/Retention Award Agreement under KeyCorp 2019 Equity Compensation Plan, filed as Exhibit 10.4 to KeyCorp’s Registration Statement on Form S-8 on May 23, 2019, File No. 333-231689. #
15	Acknowledgment of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101
The following materials from KeyCorp’s Form 10-Q Report for the quarterly period ended June 30, 2019, formatted in inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income; (iii) the Consolidated Statements of Changes in Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

104	The cover page from KeyCorp’s Form 10-Q for the quarterly period ended June 30, 2019, formatted in inline XBRL (contained in Exhibit 101).

#	Indicates management contract or compensatory plan or arrangement.
*	Furnished herewith.

Information Available on Website

KeyCorp makes available free of charge on its website, www.key.com, its 2018 Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports as soon as reasonably practicable after KeyCorp electronically files such material with, or furnishes it to, the SEC. We also make available a summary of filings made with the SEC of statements of beneficial ownership of our equity securities filed by our directors and officers under Section 16 of the Exchange Act. The “Financials — Regulatory Disclosures and Filings” tab of the investor relations section of our website includes public disclosures concerning our prior annual and mid-year stress-testing activities under the Dodd-Frank Act. Information contained on or accessible through our website or any other website referenced in this report is not part of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

KEYCORP
(Registrant)

Date: August 1, 2019	/s/ Douglas M. Schosser
By: Douglas M. Schosser
Chief Accounting Officer (Principal Accounting Officer)