Form 10-Q
period 2019-09-30
KEYCORP /NEW/
filed 2019-10-31
CIK 91576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019
Commission File Number 001-11302

KeyCorp
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares with a par value of $1 each	984,958,009 shares
Title of class	Outstanding at October 28, 2019

KEYCORP

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion & Analysis of Financial Condition & Results of Operations

Introduction

This section reviews the financial condition and results of operations of KeyCorp and its subsidiaries for the quarterly periods ended September 30, 2019, and September 30, 2018. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. When you read this discussion, you should also refer to the consolidated financial statements and related notes in this report. The page locations of specific sections and notes that we refer to are presented in the Table of Contents.

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

•
We use the phrase continuing operations in this document to mean all of our businesses other than our government-guaranteed and private education lending business and Austin. The government-guaranteed and private education lending business and Austin have been accounted for as discontinued operations since 2009.

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

ALCO: Asset/Liability Management Committee.	KAHC: Key Affordable Housing Corporation.
ALLL: Allowance for loan and lease losses.	KBCM: KeyBanc Capital Markets, Inc.
A/LM: Asset/liability management.	KCC: Key Capital Corporation.
AOCI: Accumulated other comprehensive income (loss).	KCDC: Key Community Development Corporation.
APBO: Accumulated postretirement benefit obligation.	KEF: Key Equipment Finance.
ASC: Accounting Standards Codification.	KIBS: Key Insurance & Benefits Services, Inc.
ARRC: Alternative Reference Rates Committee.	KMS: Key Merchant Services, LLC.
Austin: Austin Capital Management, Ltd.	KPP: Key Principal Partners.
BHCs: Bank holding companies.	KREEC: Key Real Estate Equity Capital, Inc.
Board: KeyCorp Board of Directors.	LCR: Liquidity coverage ratio.
Cain Brothers: Cain Brothers & Company, LLC.	LIBOR: London Interbank Offered Rate.
CCAR: Comprehensive Capital Analysis and Review.	LIHTC: Low-income housing tax credit.
CMBS: Commercial mortgage-backed securities.	LTV: Loan-to-value.
CME: Chicago Mercantile Exchange.	Moody’s: Moody’s Investor Services, Inc.
CMO: Collateralized mortgage obligation.	MRC: Market Risk Committee.
Common Shares: KeyCorp common shares, $1 par value.	MRM: Market Risk Management group.
DIF: Deposit Insurance Fund of the FDIC.	N/A: Not applicable.
Dodd-Frank Act: Dodd-Frank Wall Street Reform and	NAV: Net asset value.
Consumer Protection Act of 2010.	N/M: Not meaningful.
EBITDA: Earnings before interest, taxes, depreciation, and	NMTC: New market tax credit.
amortization.	NOW: Negotiable Order of Withdrawal.
EPS: Earnings per share.	NPR: Notice of proposed rulemaking.
ERISA: Employee Retirement Income Security Act of 1974.	NYSE: New York Stock Exchange.
ERM: Enterprise risk management.	OCC: Office of the Comptroller of the Currency.
EVE: Economic value of equity.	OCI: Other comprehensive income (loss).
FASB: Financial Accounting Standards Board.	OREO: Other real estate owned.
FDIC: Federal Deposit Insurance Corporation.	OTTI: Other-than-temporary impairment.
Federal Reserve: Board of Governors of the Federal	PBO: Projected benefit obligation.
Reserve System.	PCI: Purchased credit impaired.
FHLB: Federal Home Loan Bank of Cincinnati.	RMBS: Residential mortgage-backed securities.
FHLMC: Federal Home Loan Mortgage Corporation.	S&P: Standard and Poor’s Ratings Services,
FICO: Fair Isaac Corporation.	a Division of The McGraw-Hill Companies, Inc.
First Niagara: First Niagara Financial Group, Inc.	SEC: U.S. Securities and Exchange Commission.
FNMA: Federal National Mortgage Association, or Fannie	SOFR: Secured Overnight Financing Rate.
Mae.	TCJ Act: Tax Cuts and Jobs Act.
FSOC: Financial Stability Oversight Council.	TDR: Troubled debt restructuring.
GAAP: U.S. generally accepted accounting principles.	TE: Taxable-equivalent.
GNMA: Government National Mortgage Association, or	U.S. Treasury: United States Department of the
Ginnie Mae.	Treasury.
HelloWallet: HelloWallet, LLC.	VaR: Value at risk.
HTC: Historic tax credit.	VEBA: Voluntary Employee Beneficiary Association.
ISDA: International Swaps and Derivatives Association.	VIE: Variable interest entity.

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

We reached the top end of our targeted cash efficiency ratio range of 54% to 56% with a reported 56.0% during the third quarter of 2019, the lowest level in over a decade. This reflected solid balance sheet growth and strong fee income with a record third quarter for investment banking and debt placement fees as well as the successful execution of our cost initiatives and commitment to continuous improvement.

Moderate Risk Profile

Maintain a moderate risk profile by targeting a net loan charge-offs to average loans ratio in the range of .40% to .60% through a credit cycle.

During the third quarter of 2019, our net loan charge-offs to average loans ratio was impacted by a $123 million charge-off related to a previously disclosed fraud loss. Overall, credit quality remains strong as our trailing 12-month net loan charge-offs to average loans remain within our range, as we continue to remain consistent and disciplined in our credit underwriting and portfolio management and are committed to maintaining our moderate risk profile.

Financial Return

A return on average tangible common equity in the range of 16.00% to 19.00%.

During the third quarter of 2019, our return on average tangible common equity ratio was impacted by the previously disclosed fraud loss of $94 million, after taxes. During the third quarter of 2019, we repurchased $248 million of Common Shares. We also declared a dividend of $.185 per common share, representing a 9% increase from the prior quarter. We remain committed to consistently delivering on our stated priorities of supporting organic growth, increasing dividends, and prudently repurchasing Common Shares.

Selected financial data

Our financial performance for each of the last five quarters is summarized in Figure 1.

Figure 1. Selected Financial Data

	2019			2018		Nine months ended September 30,
dollars in millions, except per share amounts	Third	Second	First	Fourth	Third	2019	2018
FOR THE PERIOD
Interest income	$1,317	$1,329	$1,304	$1,297	$1,239	$3,950	$3,581
Interest expense	345	348	327	297	253	1,020	672
Net interest income	972	981	977	1,000	986	2,930	2,909
Provision for credit losses	200	74	62	59	62	336	187
Noninterest income	650	622	536	645	609	1,808	1,870
Noninterest expense	939	1,019	963	1,012	964	2,921	2,963
Income (loss) from continuing operations before income taxes	483	510	488	574	569	1,481	1,629
Income (loss) from continuing operations attributable to Key	413	423	406	482	482	1,242	1,377
Income (loss) from discontinued operations, net of taxes	3	2	1	2	—	6	5
Net income (loss) attributable to Key	416	425	407	484	482	1,248	1,382
Income (loss) from continuing operations attributable to Key common shareholders	383	403	386	459	468	1,172	1,334
Income (loss) from discontinued operations, net of taxes	3	2	1	2	—	6	5
Net income (loss) attributable to Key common shareholders	386	405	387	461	468	1,178	1,339
PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.39	$.40	$.38	$.45	$.45	$1.17	$1.27
Income (loss) from discontinued operations, net of taxes	—	—	—	—	—	.01	.01
Net income (loss) attributable to Key common shareholders (a)	.39	.40	.38	.45	.45	1.18	1.28
Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	.38	.40	.38	.45	.45	1.16	1.26
Income (loss) from discontinued operations, net of taxes — assuming dilution	—	—	—	—	—	.01	.01
Net income (loss) attributable to Key common shareholders — assuming dilution (a)	.39	.40	.38	.45	.45	1.17	1.26
Cash dividends paid	.185	.17	.17	.17	.17	.525	.395
Book value at period end	15.44	15.07	14.31	13.90	13.33	15.44	13.33
Tangible book value at period end	12.48	12.12	11.55	11.14	10.59	12.48	10.59
Weighted-average common shares outstanding (000)	988,319	999,163	1,006,717	1,018,614	1,036,479	998,268	1,048,397
Weighted-average common shares and potential common shares outstanding (000) (b)	998,328	1,007,964	1,016,504	1,030,417	1,049,976	1,007,900	1,062,816
AT PERIOD END
Loans	$92,760	$91,937	$90,178	$89,552	$89,268	$92,760	$89,268
Earning assets	132,160	130,213	127,296	125,803	125,007	132,160	125,007
Total assets	146,691	144,545	141,515	139,613	138,805	146,691	138,805
Deposits	111,649	109,946	108,175	107,309	105,780	111,649	105,780
Long-term debt	14,470	14,312	14,168	13,732	13,849	14,470	13,849
Key common shareholders’ equity	15,216	15,069	14,474	14,145	13,758	15,216	13,758
Key shareholders’ equity	17,116	16,969	15,924	15,595	15,208	17,116	15,208
PERFORMANCE RATIOS — FROM CONTINUING OPERATIONS
Return on average total assets	1.14%	1.19%	1.18%	1.37%	1.40%	1.17%	1.35%
Return on average common equity	9.99	10.94	10.98	13.07	13.36	10.62	12.81
Return on average tangible common equity (c)	12.38	13.69	13.69	16.40	16.81	13.23	16.16
Net interest margin (TE)	3.00	3.06	3.13	3.16	3.18	3.06	3.17
Cash efficiency ratio (c)	56.0	61.9	61.9	59.9	58.7	59.9	60.1
PERFORMANCE RATIOS — FROM CONSOLIDATED OPERATIONS
Return on average total assets	1.14%	1.19%	1.17%	1.37%	1.39%	1.16%	1.35%
Return on average common equity	10.07	11.00	11.01	13.13	13.36	10.68	12.86
Return on average tangible common equity (c)	12.48	13.75	13.72	16.47	16.81	13.30	16.22
Net interest margin (TE)	2.98	3.05	3.12	3.14	3.16	3.05	3.15
Loan-to-deposit (d)	85.3	86.1	85.1	85.6	87.0	85.3	87.0
CAPITAL RATIOS AT PERIOD END
Key shareholders’ equity to assets	11.67%	11.74%	11.25%	11.17%	10.96%	11.67%	10.96%
Key common shareholders’ equity to assets	10.40	10.46	10.25	10.15	9.93	10.40	9.93
Tangible common equity to tangible assets (c)	8.58	8.59	8.43	8.30	8.05	8.58	8.05
Common Equity Tier 1	9.48	9.57	9.81	9.93	9.95	9.48	9.95
Tier 1 risk-based capital	10.91	11.01	10.94	11.08	11.11	10.91	11.11
Total risk-based capital	12.90	13.03	12.98	12.89	12.99	12.90	12.99
Leverage	9.93	10.00	9.89	9.89	10.03	9.93	10.03
TRUST ASSETS
Assets under management	$39,416	$38,942	$38,742	$36,775	$40,575	$39,416	$40,575
OTHER DATA
Average full-time-equivalent employees	16,898	17,206	17,554	17,664	18,150	17,217	18,354
Branches	1,101	1,102	1,158	1,159	1,166	1,101	1,166

(a)	EPS may not foot due to rounding.

(b)	Assumes conversion of Common Share options and other stock awards and/or convertible preferred stock, as applicable.

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

Strategic developments

Our actions and results during the third quarter of 2019 supported our corporate strategy described in the “Introduction” section under the “Corporate strategy” heading on page 39 of our 2018 Form 10-K.

•
Our cash efficiency ratio reached the upper end of our targeted cash efficiency ratio range of 54.0% to 56.0%, with a reported 56.0%, which was the lowest level in over a decade reflecting our dedication to grow profitably. Investment banking and debt placement fees reached a record third quarter level and are positioned well for the fourth quarter of 2019. Investments made in our mortgage business continue to drive consumer mortgage income and mortgage servicing fees higher. Noninterest expense was down from the third quarter of 2018, reflecting the successful execution of our cost initiatives, as well as our ongoing commitment to continuous improvement.

•
Consumer loans increased $1.4 billion from the year-ago quarter, as growth from Laurel Road, residential mortgage, and indirect auto more than offset the decline in home equity loans. Laurel Road originations were $500 million in the current quarter which highlights our ability to acquire and expand targeted client relationships.

•
During the third quarter of 2019, our net loan charge-offs to average loans ratio was impacted by a previously disclosed fraud loss. Our provision for credit losses and net loan charge-offs include $123 million related to the fraud loss. Overall, credit quality remains strong as our trailing 12-month net loan charge-offs to average loans remain within our range. Our new loan originations in both our commercial and consumer book continue to meet our criteria for high quality loans as we continue to effectively manage risk and rewards.

•
Maintaining financial strength while driving long-term shareholder value was again a focus during the third quarter of 2019. At September 30, 2019, our Common Equity Tier 1 and Tier 1 risk-based capital ratios stood at 9.48% and 10.91%, respectively. Consistent with our 2019 capital plan, we completed $248 million of Common Share repurchases and the Board declared a common share dividend of $.185 per Common Share.

•
During the third quarter, we were recognized by G.I. Jobs and Military Spouse magazine as a Military Friendly® and Military Friendly® Spouse Employer. Also, during the third quarter, we received the Leading Disability Employer Seal from the National Organization on Disability. These awards highlight our strategy to engage a high-performing, talented, and diverse workforce.

CEO Transition

On September 19, 2019, we announced that Beth Mooney will retire as Chairman and Chief Executive Officer of KeyCorp, effective May 1, 2020. Our Board has appointed Christopher Gorman as President and Chief Operating Officer. The Board has also appointed Mr. Gorman to the Board for a term expiring at our 2020 Annual Meeting of Shareholders. Mr. Gorman will succeed Ms. Mooney as Chairman and Chief Executive Officer on May 1, 2020. Mr. Gorman’s appointment is in keeping with the Board’s succession management process and will ensure a seamless leadership transition.

LIBOR Transition

As disclosed in Item 1A. Risk Factors of our 2018 Form 10-K, LIBOR in its current form is not expected to be available after 2021. The most likely replacement rate is expected to be SOFR, which has been recommended by the ARRC. The Federal Reserve has encouraged financial institutions not to wait for the end of 2021 to make the transition away from LIBOR. We have established an enterprise wide program to identify and address all LIBOR transition issues. The goals of the LIBOR transition program are to:

•	Identify and analyze LIBOR-based exposure and develop and execute transition strategies;

•	Review and update near-term strategies and actions for our current LIBOR-based business currently being written;

•	Assess financial impact and risk while planning and executing mitigation actions;

•	Understand and strategically address the current market approach to LIBOR and SOFR; and

•	Determine and execute system and process work to be operationally ready for SOFR.

We are also collaborating closely with regulators and industry groups on the transition. We also expect to leverage recommendations made by the ARRC and ISDA that are tailored to our specific client segments.

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

Under the Regulatory Capital Rules, standardized approach banking organizations, such as KeyCorp and KeyBank, are required to meet the minimum capital and leverage ratios set forth in Figure 2 below. At September 30, 2019, Key had an estimated Common Equity Tier 1 Capital Ratio of 9.40% under the fully phased-in Regulatory Capital Rules. Also, at September 30, 2019, based on the fully phased-in Regulatory Capital Rules, Key estimates that its capital and leverage ratios, after adjustment for market risk, would be as set forth in Figure 2.

Figure 2. Pro Forma Ratios vs. Minimum Capital Ratios Calculated Under the Fully Phased-In Regulatory Capital Rules

Ratios (including capital conservation buffer)	Regulatory Minimum Requirement	Capital Conservation Buffer (c)	Regulatory Minimum With Capital Conservation Buffer	Key September 30, 2019 Pro forma
Common Equity Tier 1 (a)	4.50%	2.50%	7.00%	9.40%
Tier 1 Capital	6.00	2.50	8.50	10.82
Total Capital	8.00	2.50	10.50	12.93
Leverage (b)	4.00	N/A	4.00	9.93

(a)	See section entitled “GAAP to Non-GAAP Reconciliations,” which presents the computation of Common Equity Tier 1 capital under the fully phased-in regulatory capital rules.

(b)	As a standardized approach banking organization, KeyCorp is not subject to the 3% supplemental leverage ratio requirement, which became effective January 1, 2018.

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

We believe that, as of September 30, 2019, KeyBank (consolidated) satisfied the risk-based and leverage capital requirements necessary to be considered “well capitalized” for purposes of the PCA framework. However, investors should not regard this determination as a representation of the overall financial condition or prospects of KeyBank because the PCA framework is intended to serve a limited supervisory function. Moreover, it is important to note that the PCA framework does not apply to BHCs, like KeyCorp.

Recent regulatory capital-related developments

On July 9, 2019, the federal banking agencies issued a final rule to simplify certain aspects of the Regulatory Capital Rules for standardized approach banking organizations, including Key. The final rule simplifies, for these banking organizations, the regulatory capital requirements for mortgage servicing assets, certain deferred tax assets arising from temporary differences, and investments in the capital of unconsolidated financial institutions. The final rule replaces multiple deduction thresholds with a single 25% deduction threshold for each of these categories and requires that a 250% risk weight be applied to mortgage servicing assets and deferred tax assets that are not deducted from capital. The final rule also simplifies the calculation of the amount of capital issued by a consolidated subsidiary of a banking organization and held by third parties that is includable in regulatory capital. In addition, the final rule makes certain technical amendments to the Regulatory Capital Rules that are applicable to standardized approach banking organizations as well as advanced approaches banking organizations. The final rule provided an effective date of October 1, 2019, for the technical amendments and an effective date of April 1, 2020, for the simplification changes. On September 17, 2019, the FDIC approved an amendment to the final rule to provide standardized approach banking organizations with the option to implement the simplification changes on either January 1, 2020, or April 1, 2020. The Federal Reserve and the OCC are expected to adopt a similar amendment to the final rule.

On July 12, 2019, the federal banking agencies released an NPR to expand upon a proposal issued in September 2018 to amend the Regulatory Capital Rules by revising the definition of a high volatility commercial real estate (“HVCRE”) exposure. HVCRE exposures are subject to a heightened risk weight under the Regulatory Capital Rules. The September 2018 proposal seeks to conform the HVCRE definition to statutory changes enacted in May 2018. The July 2019 NPR expands upon the September 2018 proposal to request comment on the treatment of loans that finance the development of land for purposes of the one- to four-family residential properties exclusion in the revised HVCRE exposure definition. Comments were due by August 22, 2019.

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

Additional recent developments regarding capital planning and stress testing are discussed below under the heading “Supervision and regulation — Economic Growth, Regulatory Relief, and Consumer Protection Act.”

Liquidity requirements

See Item. 1 Business of our 2018 Form 10-K under the heading “Supervision and Regulation — Regulatory capital requirements — Liquidity requirements” for a discussion of liquidity requirements, including the Liquidity Coverage Rules.

Recent developments regarding liquidity requirements are discussed below under the heading “Supervision and regulation — Economic Growth, Regulatory Relief, and Consumer Protection Act.”

Resolution planning

BHCs with at least $50 billion in total consolidated assets, like KeyCorp, have been required to periodically submit to the Federal Reserve and FDIC a plan discussing how the company could be rapidly and efficiently resolved if the company failed or experienced material financial distress. Insured depository institutions with at least $50 billion in total consolidated assets, like KeyBank, have also been required to submit a resolution plan to the FDIC. These plans have been due annually unless the requirement to submit the plans was deferred by the regulators. On December 1, 2017, KeyCorp submitted its resolution plan to the Federal Reserve and the FDIC. KeyBank submitted its resolution plan to the FDIC on June 20, 2018. KeyCorp was not required to submit a resolution plan to the Federal Reserve and FDIC for 2018 because the FDIC and Federal Reserve deferred such requirement (for 14 firms, including KeyCorp) until December 2019. On July 26, 2019 (prior to the adoption of the final rule discussed in the next paragraph), the Federal Reserve and FDIC announced that they were further extending the due date for the next resolution plan submissions for 15 firms, including KeyCorp, until July 1, 2021, or such other date that may be specified in a final rule to be adopted by these agencies. KeyBank will not be required to submit a resolution plan to the FDIC in 2019 because the FDIC extended the next filing due date for all depository institution resolution plan submissions until no sooner than July 1, 2020. The Federal Reserve and FDIC make available on their websites the public sections of resolution plans for the companies, including KeyCorp and KeyBank, that submitted plans. The public sections of the resolution plans of KeyCorp and KeyBank are available at http://www.federalreserve.gov/supervisionreg/resolution-plans.htm and https://www.fdic.gov/regulations/reform/resplans/.

In October 2019, the Federal Reserve and FDIC adopted a final rule to modify the resolution planning requirements applicable to large BHCs. Under this final rule, BHCs with less than $250 billion in total consolidated assets will no longer be required to submit a resolution plan unless they have $75 billion or more in certain risk-based indicators. Under this final rule, KeyCorp will no longer be subject to resolution planning requirements. On April 16, 2019, the FDIC issued an advance notice of proposed rulemaking (“ANPR”) requesting public comment on potential changes to its rule imposing resolution planning requirements on large insured depository institutions, including potential modifications to the rule in the following areas: (i) creation of tiered resolution planning requirements based on institution size, complexity, and other factors; (ii) revisions to the frequency and required content of plan submissions, including elimination of plan submissions for a category of smaller and less complex institutions; (iii) improvements to the process for periodic engagements between the FDIC and institutions on resolution-related matters; and (iv) revision of the $50 billion asset threshold in the current rule. The FDIC indicated that it is considering two alternate approaches with respect to the tiering of resolution plan requirements. Under each of these approaches, institutions would be placed into three groups with the first two groups required to submit resolution plans with streamlined content requirements and the third group not required to submit a resolution plan. The FDIC would engage with institutions in all three groups on a periodic basis on a limited number of items related to resolution planning and would conduct periodic testing of the resolution planning capabilities of these institutions. Comments on this ANPR were due by June 21, 2019. Any changes to this rule will impact KeyBank. The FDIC extended the due date for the next resolution plan submission for all institutions until after the rulemaking is completed.

Economic Growth, Regulatory Relief, and Consumer Protection Act

On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”) was enacted. EGRRCPA made certain amendments to the Dodd-Frank Act and other federal banking laws, including those provisions in the Dodd-Frank Act dealing with the application of enhanced prudential standards and early remediation requirements (“EPSs”) to large BHCs.

In October 2019, the federal banking agencies issued two final rules related to the implementation of EGRRCPA (“Tailoring Rules”). The final rules establish four risk-based categories of banking organizations with $100 billion or more in total consolidated assets and apply tailored capital and liquidity requirements to each respective category.

Based on Key’s analysis of the Tailoring Rules, KeyCorp believes that it comes within the least restrictive of those categories (“Category IV Firms”). We do not believe that these rules will have a material impact on Key.

In one of the Tailoring Rules, the Federal Reserve amended certain of its rules governing EPSs to apply tailored capital and liquidity standards to large BHCs in each of the four risk-based categories of institutions described in the Tailoring Rules. Under this rule, Category IV Firms (like KeyCorp) will be required to conduct internal liquidity stress tests quarterly rather than monthly as is currently the case and will be subject to simplified liquidity risk management requirements, including requirements to adopt a set of liquidity risk limits that is more limited than currently required, calculate collateral positions monthly rather than weekly, and monitor fewer elements of intraday liquidity risk exposures. Category IV Firms will still be required to maintain a liquidity buffer that is sufficient to meet the projected net stressed cash-flow need over a 30-day planning horizon under the firm’s internal liquidity stress test and will remain subject to monthly tailored FR 2052a liquidity reporting requirements. Also, under this rule, Category IV Firms (like KeyCorp) will no longer be required to conduct and publicly disclose the results of company-run capital stress tests and will be subject to a supervisory capital stress test conducted by the Federal Reserve every other year rather than every year as has been the case.

In the other Tailoring Rule, the federal banking agencies amended certain elements of their Regulatory Capital Rules and standardized liquidity requirements to apply tailored capital and liquidity requirements to large banking organizations in each of the four risk-based categories of institutions described in the Tailoring Rules. Under this final rule, Category IV Firms with weighted short-term wholesale funding of less than $50 billion will not be subject to a modified Liquidity Coverage Ratio (“LCR”). KeyCorp believes that it does not meet the $50 billion threshold and that it will not be subject to the modified LCR. The final rule adopted by the federal banking agencies also provides that Category IV Firms will not be subject to the countercyclical capital buffer or the supplementary leverage ratio and will be allowed to opt out of including most elements of accumulated other comprehensive income (“AOCI”) in regulatory capital. Under the current Regulatory Capital Rules, KeyCorp is not subject to the countercyclical capital buffer or the supplementary leverage ratio and is allowed to opt out of including AOCI elements in regulatory capital so that part of the final rule will not impact KeyCorp. The Tailoring Rules will be effective 60 days after publication in the Federal Register.

In addition to issuing the Tailoring Rules, the federal banking agencies issued a final rule in October 2019 to implement a provision in EGRRCPA that raises the asset threshold that triggers the requirement for federally-regulated banks to conduct company-run stress tests on an annual basis from $10 billion to $250 billion in total consolidated assets. Under this final rule, federally-regulated banks with total assets of less than $250 billion (like KeyBank) will no longer be required to conduct annual company-run stress tests while federally-regulated banks above this threshold will be required to conduct company-run stress tests every other year or in some cases, every year. Also, this final rule removes the “adverse” scenario as a required scenario for all company-run and supervisory stress testing requirements applicable to BHCs and federally-regulated banks so that such stress tests will be required to include only “baseline” and “severely adverse” scenarios.

See Item 1. Business of our 2018 Form 10-K under the heading “Supervision and Regulation — Other Regulatory Developments — Economic Growth, Regulatory Relief, and Consumer Protection Act” for a further discussion of EGRRCPA.

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

On October 8, 2019, five federal agencies announced their adoption of a final rule to simplify and tailor requirements relating to the Volcker Rule. Among other things, the final rule (i) revises the definition of certain terms relevant in determining the scope of the Volcker Rule; (ii) modifies the eligibility criteria for a banking entity to be able to rely on certain exemptions and exclusions from the proprietary trading and covered fund prohibitions; (iii) adds additional proprietary trading exclusions; and (iv) tailors the rule’s compliance requirements based on the size of a firm’s trading assets and liabilities. Under the final rule, a banking entity is subject to the most stringent compliance requirements if it has “significant” trading assets and liabilities, that is, total consolidated trading assets and liabilities of at least $20 billion. A banking entity with total consolidated trading assets and liabilities between $1 billion and $20 billion is regarded as having “moderate” trading assets and liabilities and is subject to a requirement to have a simplified compliance program that must be appropriate given that banking entity’s activities, size, scope, and complexity. A presumption of compliance applies to a banking entity with “limited” trading assets and liabilities, that is, total consolidated trading assets and liabilities of less than $1 billion. The effective date of the final rule is January 1, 2020, and the compliance date is January 1, 2021. Key is continuing to review the final rule. Based upon its preliminary assessment, Key believes that it will be regarded as having “moderate” trading assets and liabilities as calculated under the final rule. We do not expect the final rule to have a material impact on Key.

The Volcker Rule is discussed further in Item 1. Business of our 2018 Form 10-K under the heading “Supervision and Regulation — Other Regulatory Developments — Volcker Rule.”

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

Results of Operations

Earnings overview

The following chart provides a reconciliation of net income from continuing operations attributable to Key common shareholders for the three months ended September 30, 2018, to the three months ended September 30, 2019 (dollars in millions):
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

TE net interest income was $980 million for the third quarter of 2019, compared to TE net interest income of $993 million for the third quarter of 2018. The decrease in net interest income reflects a lower net interest margin, driven by higher interest-bearing deposit costs, and lower loan fees. Additionally, purchase accounting accretion declined $9 million. These declines were partially offset by higher earning asset balances.

For the nine months ended September 30, 2019, TE net interest income was $3.0 billion, an increase of $22 million from TE net interest income of $2.9 billion for the same period last year. The increase in net interest income was the result of higher earning asset balances, partly offset by a lower net interest margin, driven by higher interest-bearing deposit costs, and lower loan fees. In addition, purchase accounting accretion declined $31 million. For the fourth quarter of 2019, we expect TE net interest income to be relatively stable compared to the third quarter of 2019.

Average loans were $92.0 billion for the third quarter of 2019, an increase of $3.5 billion compared to the third quarter of 2018. Commercial loans increased $2.1 billion, reflecting broad-based growth in commercial and industrial loans, partially offset by declines in commercial mortgage and construction loans. Consumer loans increased $1.4 billion, driven by solid growth from Laurel Road, residential mortgage loans, and indirect auto lending. Home equity loans declined $927 million, largely the result of continued paydowns in home equity lines of credit. For the fourth quarter of 2019, we expect average loans to be up 1% to 3% compared to the third quarter of 2019.

Average deposits totaled $110.3 billion for the third quarter of 2019, an increase of $4.7 billion compared to the year-ago quarter, reflecting growth from consumer and commercial relationships. For the fourth quarter of 2019, we expect average deposits to be relatively stable compared to the third quarter of 2019.

Figure 4. Consolidated Average Balance Sheets, Net Interest Income, and Yields/Rates and Components of Net Interest Income Changes from Continuing Operations

	Three months ended September 30, 2019			Three months ended September 30, 2018			Change in Net interest income due to
dollars in millions	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)	Volume	Yield/Rate	Total
ASSETS
Loans (b), (c)
Commercial and industrial (d)	$48,322	$543	4.46%	$44,749	$495	4.39%	$40	$8	$48
Real estate — commercial mortgage	13,056	163	4.95	14,268	176	4.89	(15)	2	(13)
Real estate — construction	1,463	19	5.22	1,759	22	5.05	(4)	1	(3)
Commercial lease financing	4,497	42	3.68	4,444	43	3.88	1	(2)	(1)
Total commercial loans	67,338	767	4.52	65,220	736	4.49	22	9	31
Real estate — residential mortgage	6,256	62	3.97	5,466	55	3.99	8	(1)	7
Home equity loans	10,488	132	4.97	11,415	137	4.80	(11)	6	(5)
Consumer direct loans	2,548	45	6.99	1,789	35	7.71	14	(4)	10
Credit cards	1,100	32	11.59	1,095	32	11.43	—	—	—
Consumer indirect loans	4,226	43	4.10	3,482	37	4.25	8	(2)	6
Total consumer loans	24,618	314	5.07	23,247	296	5.06	19	(1)	18
Total loans	91,956	1,081	4.67	88,467	1,032	4.64	41	8	49
Loans held for sale	1,558	18	4.65	1,117	12	4.59	5	1	6
Securities available for sale (b), (e)	21,867	136	2.52	17,631	102	2.22	26	8	34
Held-to-maturity securities (b)	10,684	64	2.41	12,065	72	2.40	(8)	—	(8)
Trading account assets	884	7	3.00	787	7	3.37	1	(1)	—
Short-term investments	2,861	16	2.19	2,928	15	1.93	—	1	1
Other investments (e)	624	3	1.82	685	6	3.27	—	(3)	(3)
Total earning assets	130,434	1,325	4.05	123,680	1,246	3.98	65	14	79
Allowance for loan and lease losses	(881)			(886)
Accrued income and other assets	14,605			13,935
Discontinued assets	957			1,186
Total assets	$145,115			$137,915

LIABILITIES
NOW and money market deposit accounts	$64,595	154.94		$56,391	82.58		13	59	72
Savings deposits	4,709	1.10		5,413	3.20		—	(2)	(2)
Certificates of deposit ($100,000 or more)	7,625	45	2.37	8,186	38	1.86	(3)	10	7
Other time deposits	5,449	27	1.96	5,026	17	1.40	2	8	10
Total interest-bearing deposits	82,378	227	1.09	75,016	140.74		12	75	87
Federal funds purchased and securities sold under repurchase agreements	187	—	.50	552	1	1.00	—	(1)	(1)
Bank notes and other short-term borrowings	626	4	2.04	596	4	2.76	—	—	—
Long-term debt (f), (g)	13,347	114	3.51	12,678	108	3.34	6	—	6
Total interest-bearing liabilities	96,538	345	1.42	88,842	253	1.13	17	75	92
Noninterest-bearing deposits	27,901			30,610
Accrued expense and other liabilities	2,605			2,065
Discontinued liabilities (g)	957			1,186
Total liabilities	128,001			122,703
EQUITY
Key shareholders’ equity	17,113			15,210
Noncontrolling interests	1			2
Total equity	17,114			15,212
Total liabilities and equity	$145,115			$137,915

Interest rate spread (TE)			2.63%			2.85%
Net interest income (TE) and net interest margin (TE)		980	3.00%		993	3.18%	$48	$(61)	(13)
TE adjustment (b)		8			7
Net interest income, GAAP basis		$972			$986

(a)	Results are from continuing operations. Interest excludes the interest associated with the liabilities referred to in (g), calculated using a matched funds transfer pricing methodology.

(b)
Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 21% for the three months ended September 30, 2019, and September 30, 2018.

(c)	For purposes of these computations, nonaccrual loans are included in average loan balances.

(d)
Commercial and industrial average balances include $144 million and $128 million of assets from commercial credit cards for the three months ended September 30, 2019, and September 30, 2018, respectively.

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

	Nine months ended September 30, 2019			Nine months ended September 30, 2018			Change in Net interest income due to
dollars in millions	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)	Volume	Yield/Rate	Total
ASSETS
Loans (b), (c)
Commercial and industrial (d)	$47,191	$1,622	4.59%	$44,178	$1,414	4.28%	$100	$108	$208
Real estate — commercial mortgage	13,744	517	5.03	14,137	513	4.85	(14)	18	4
Real estate — construction	1,482	60	5.37	1,834	67	4.88	(14)	7	(7)
Commercial lease financing	4,490	124	3.66	4,552	125	3.67	(2)	1	(1)
Total commercial loans	66,907	2,323	4.64	64,701	2,119	4.38	70	134	204
Real estate — residential mortgage	5,866	176	4.00	5,466	163	3.97	12	1	13
Home equity loans	10,726	404	5.03	11,629	406	4.67	(33)	31	(2)
Consumer direct loans	2,256	125	7.42	1,774	101	7.59	27	(3)	24
Credit cards	1,099	95	11.55	1,085	92	11.32	1	2	3
Consumer indirect loans	3,951	122	4.13	3,363	107	4.27	18	(3)	15
Total consumer loans	23,898	922	5.15	23,317	869	4.98	25	28	53
Total loans	90,805	3,245	4.77	88,018	2,988	4.54	95	162	257
Loans held for sale	1,329	46	4.64	1,226	40	4.40	3	3	6
Securities available for sale (b), (e)	21,059	400	2.52	17,653	294	2.14	61	45	106
Held-to-maturity securities (b)	11,035	199	2.41	12,111	213	2.35	(19)	5	(14)
Trading account assets	988	24	3.22	879	21	3.19	3	—	3
Short-term investments	2,930	49	2.23	2,334	31	1.76	9	9	18
Other investments (e)	639	11	2.18	706	17	3.10	(1)	(5)	(6)
Total earning assets	128,785	3,974	4.12	122,927	3,604	3.90	151	219	370
Allowance for loan and lease losses	(880)			(879)
Accrued income and other assets	14,414			13,966
Discontinued assets	1,010			1,243
Total assets	$143,329			$137,257

LIABILITIES
NOW and money market deposit accounts	$62,827	431.92		$54,891	187.46		30	214	244
Savings deposits	4,767	3.09		5,971	13.28		(2)	(8)	(10)
Certificates of deposit ($100,000 or more)	8,046	140	2.33	7,563	97	1.72	7	36	43
Other time deposits	5,506	78	1.90	4,947	46	1.25	6	26	32
Total interest-bearing deposits	81,146	652	1.07	73,372	343.63		41	268	309
Federal funds purchased and securities sold under repurchase agreements	262	1.63		1,146	10	1.22	(5)	(4)	(9)
Bank notes and other short-term borrowings	706	13	2.43	1,015	17	2.19	(6)	2	(4)
Long-term debt (f), (g)	13,241	354	3.62	12,631	302	3.17	15	37	52
Total interest-bearing liabilities	95,355	1,020	1.43	88,164	672	1.02	44	304	348
Noninterest-bearing deposits	28,016			30,701
Accrued expense and other liabilities	2,493			2,102
Discontinued liabilities (g)	1,010			1,243
Total liabilities	126,874			122,210
EQUITY
Key shareholders’ equity	16,454			15,045
Noncontrolling interests	1			2
Total equity	16,455			15,047
Total liabilities and equity	$143,329			$137,257

Interest rate spread (TE)			2.69%			2.88%
Net interest income (TE) and net interest margin (TE)		2,954	3.06%		2,932	3.17%	$107	$(85)	$22
TE adjustment (b)		24			23
Net interest income, GAAP basis		$2,930			$2,909

(a)	Results are from continuing operations. Interest excludes the interest associated with the liabilities referred to in (g) below, calculated using a matched funds transfer pricing methodology.

(b)
Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 21% for the nine months ended September 30, 2019, and September 30, 2018, respectively.

(c)	For purposes of these computations, nonaccrual loans are included in average loan balances.

(d)
Commercial and industrial average balances include $139 million and $125 million of assets from commercial credit cards for the nine months ended September 30, 2019, and September 30, 2018, respectively.

(e)	Yield is calculated on the basis of amortized cost.

(f)	Rate calculation excludes basis adjustments related to fair value hedges.

(g)
A portion of long-term debt and the related interest expense is allocated to discontinued liabilities as a result of applying Key’s matched funds transfer pricing methodology to discontinued operations.

Provision for credit losses
Our provision for credit losses was $200 million for the three months ended September 30, 2019, compared to $62 million for the three months ended September 30, 2018. Provision for credit losses was $336 million for the nine months ended September 30, 2019, compared to $187 million for the nine months ended September 30, 2018. The provision for credit losses increased during the three and nine months ended September 30, 2019, primarily due to the realization of $123 million from a previously disclosed fraud loss. For the fourth quarter of 2019, we expect the provision to slightly exceed net loan charge-offs to provide for loan growth.

Noninterest income

As shown in Figure 5, noninterest income was $650 million, and represented 40% of total revenue for the third quarter of 2019, compared to $609 million, representing 38% of total revenue for the year-ago quarter. Noninterest income was $1.8 billion for the nine months ended September 30, 2019, compared to $1.9 billion for the nine months ended September 30, 2018. For the fourth quarter of 2019, we expect noninterest income to be up 1% to 3% compared to the third quarter of 2019.

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

Trust and investment services income

Trust and investment services income consists of brokerage commissions, trust and asset management fees, and insurance income. The assets under management that primarily generate these revenues are shown in Figure 6. For the three months ended September 30, 2019, trust and investment services income increased $1 million, or .9%, compared to the same period one year ago primarily due to an increase in trust and asset management fees. For the nine months ended September 30, 2019, trust and investment services income was down $23 million, or 6.1%, from the nine months ended September 30, 2018, primarily related to the sale of KIBS in May 2018, which contributed $22 million of income for the nine months ended September 30, 2018.

A significant portion of our trust and investment services income depends on the value and mix of assets under management. At September 30, 2019, our bank, trust, and registered investment advisory subsidiaries had assets under management of $39.4 billion, compared to $40.6 billion at September 30, 2018. Assets under management were down, as shown in Figure 6, as the market continued to recover from the market decline that occurred during the second half of 2018.

Figure 6. Assets Under Management

in millions	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Assets under management by investment type:
Equity	$23,967	$23,805	$23,299	$21,325	$24,958
Securities lending	455	520	761	774	1,049
Fixed income	10,954	10,800	10,817	10,696	10,946
Money market	4,040	3,817	3,865	3,980	3,622
Total assets under management	$39,416	$38,942	$38,742	$36,775	$40,575

Investment banking and debt placement fees

Investment banking and debt placement fees consists of syndication fees, debt and equity financing fees, financial adviser fees, gains on sales of commercial mortgages, and agency origination fees. Investment banking and debt placement fees increased $10 million, or 6.0%, from the year-ago quarter. The increase was primarily driven by higher investment banking income and commercial mortgage gains on sale. For the nine months ended September

30, 2019, investment banking and debt placement fees were down $15 million, or 3.2%, from the nine months ended September 30, 2018, primarily due to the market disruption from the government shutdown early in 2019.

Service charges on deposit accounts

Service charges on deposit accounts increased $1 million, or 1.2%, for the three months ended September 30, 2019, compared to the same period one year ago. For the nine months ended September 30, 2019, service charges on deposit accounts was down $14 million, or 5.3%, from the nine months ended September 30, 2018.

Cards and payments income

Cards and payments income, which consists of debit card, consumer and commercial credit card, and merchant services income, was flat compared to the year-ago quarter. For the nine months ended September 30, 2019, cards and payments income was up $6 million, or 3.0%, from the nine months ended September 30, 2018. These increases were primarily due to higher debit card, credit card, and merchant fees.

Other noninterest income

Other noninterest income includes operating lease income and other leasing gains, corporate services income, corporate-owned life insurance income, consumer mortgage income, mortgage servicing fees, and other income. Other noninterest income increased $29 million, or 16.9%, from the year-ago quarter, primarily due to an increase in derivative and foreign exchange income in corporate services income, higher consumer mortgage income and mortgage servicing fees driven by investments made in our mortgage business, and a $15 million gain from the sale of an investment in other income.

For the nine months ended September 30, 2019, other noninterest income was down $16 million, or 2.9%, from the nine months ended September 30, 2018. Other income was down primarily due to a $78 million gain related to the sale of KIBS during the second quarter of 2018. Partially offsetting this was an increase in operating lease income and other leasing gains which was negatively impacted by a $42 million lease residual loss in the second quarter of 2018, as well as higher consumer mortgage income and mortgage servicing fees.

Noninterest expense

As shown in Figure 7, noninterest expense was $939 million for the third quarter of 2019, compared to $964 million for the third quarter of 2018. Noninterest expense was $2.9 billion for the nine months ended September 30, 2019, compared to $3.0 billion for the nine months ended September 30, 2018. For the fourth quarter of 2019, we expect noninterest expense to be up 1% to 3% compared to the third quarter of 2019.

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

Personnel

Personnel expense, the largest category of our noninterest expense, decreased by $6 million, or 1.1%, for the three months ended September 30, 2019, compared to the same period one year ago. For the nine months ended September 30, 2019, personnel expense was down $34 million, or 2.0%, from the nine months ended September 30, 2018. These decreases reflected the successful implementation of our expense initiatives, which resulted in a decrease in salary expense.

Net occupancy

Net occupancy expense decreased $4 million, or 5.3%, for the third quarter of 2019, compared to the same period one year ago. For the nine months ended September 30, 2019, net occupancy expense was down $16 million, or 6.9%, from the nine months ended September 30, 2018. These decreases were primarily due to lower depreciation and improvement expenses.

Other noninterest expense

Other noninterest expense includes equipment, operating lease expense, marketing, FDIC assessment, intangible asset amortization, OREO expense, and other miscellaneous expense categories. Other noninterest expense decreased $16 million, or 6.7%, from the year-ago quarter, primarily due to the elimination of the FDIC surcharge.

For the nine months ended September 30, 2019, other noninterest expense was up $3 million, or .4%, from the nine months ended September 30, 2018. This increase was primarily due to an increase in charitable contributions and volume-driven expenses, which was partially offset by the elimination of the FDIC surcharge.

Income taxes

We recorded tax expense of $70 million for the third quarter of 2019 and $87 million for the third quarter of 2018.

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

Business Segment Results

Key previously reported its results of operations through two business segments, Key Community Bank and Key Corporate Bank, with the remaining operations recorded in Other. In the first quarter of 2019, Key underwent a company-wide organizational change, resulting in the realignment of its businesses into two reportable business segments, Consumer Bank and Commercial Bank, with the remaining operations that do not meet the criteria for disclosure as a separate reportable business recorded in Other. The new business segment structure aligns with how management reviews performance and makes decisions by client, segment, and business unit. Prior period information was restated to conform to the new business segment structure.

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

Market and business overview

As the banking industry moves forward, so do our clients. Anticipating our clients’ needs not only today, but for tomorrow and into the future, has become one of the biggest challenges for the banking industry. We view these challenges as an opportunity to help our current client base meet their own goals, as well as attract new and diverse clients. In an increasingly digital world focused on specialized convenience, we have made meaningful steps to meet those demands through new digital portals and the acquisitions of HelloWallet in 2017 and Laurel Road in 2019. These platforms place us in a unique position to develop long lasting and meaningful relationships with our current and prospective clients. Financial wellness is a core tenet of our customer relationships and we see it in three different ways: diagnose, enhance, and sustain. Our goal is to get our clients to a place where they can comfortably sustain their current financial position so we can be there for them when they are ready to grow. Clients no longer go to a branch to conduct transactions only, they go to seek advice and gain new perspectives on issues they may be facing. Overall, we have a passion to help our clients through:

•	Ease - enabling simple and clear banking with no surprises

•	Value - knowing our clients and valuing each relationship

•	Expertise - provide our clients with industry-leading expertise and personalized service

Summary of operations

•	Net income attributable to Key of $194 million for the third quarter of 2019, compared to $168 million for the year-ago quarter.

•	Taxable equivalent net interest income increased by $12 million, or 2.1%, from the third quarter of 2018. The increase in net interest income was primarily driven by balance sheet growth.

•
Average loans and leases increased $1.6 billion, or 5.1%. This was driven by Laurel Road along with strength in residential mortgage and indirect auto lending. This growth was partially offset by a $904 million, or 8.0%, decrease in home equity balances.

•	Average deposits increased $3.9 billion, or 5.6%, from the third quarter of 2018. This was driven by growth in money market and certificates of deposit, reflecting Key’s relationship strategy.

•	Provision for credit losses increased $16 million compared to the third quarter of 2018, driven by balance sheet growth. Credit quality remained stable to the year-ago quarter.

•	Noninterest income increased $12 million, or 5.3%, from the year ago quarter. This was primarily driven by growth in consumer mortgage income which increased $5 million, or 55.6%.

•
Noninterest expense decreased $26 million, or 4.7%, from the year ago quarter. The decline reflects the benefit of efficiency initiatives, strong expense discipline, and the elimination of the FDIC quarterly surcharge. The decline in expense was partially offset by expenses related to the acquisition of Laurel Road.

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

Summary of operations

•	Net income attributable to Key of $304 million for the third quarter of 2019, compared to $274 million for the year-ago quarter.

•	Taxable-equivalent net interest income decreased by $16 million, or 3.9%, compared to the third quarter of 2018, driven by lower purchase accounting accretion and loan spread compression.

•	Average loan and lease balances increased $2.1 billion, or 3.8%, compared to the third quarter of 2018 driven by broad-based growth in commercial and industrial loans.

•	Average deposit balances increased $2.6 billion, or 7.7%, compared to the third quarter of 2018, driven by growth in core deposits.

•	Provision for credit losses increased $1 million compared to the third quarter of 2018. Credit quality remained relatively stable compared to the third quarter of 2018.

•
Noninterest income increased $42 million, or 12.4%, from the prior year. Investment banking and debt placement fees increased $11 million, or 6.7%, from the prior year, primarily related to strength in commercial mortgage fees. Corporate services income increased $10 million, or 21.7%, driven by increased client activity related to derivatives.

•
Noninterest expense decreased by $13 million, or 3.4%, from the third quarter of 2018. The decline reflects the benefit of efficiency initiatives, strong expense discipline, and the elimination of the FDIC quarterly surcharge.

Financial Condition

Loans and loans held for sale

Figure 8. Breakdown of Loans at September 30, 2019

(a)	Other consumer loans include Consumer direct loans, Credit cards, and Consumer indirect loans. See Note 3 (“Loan Portfolio”) Item 1. Financial Statements of this report.

At September 30, 2019, total loans outstanding from continuing operations were $92.8 billion, compared to $89.6 billion at December 31, 2018. For more information on balance sheet carrying value, see Note 1 (“Summary of Significant Accounting Policies”) under the headings “Loans” and “Loans Held for Sale” on page 99 of our 2018 Form 10-K.

Commercial loan portfolio

Commercial loans outstanding were $67.5 billion at September 30, 2019, an increase of $1.2 billion, or 1.8%, compared to December 31, 2018, driven by an increase in commercial and industrial loans, partially offset by declines in commercial mortgage and construction loans. Figure 9 provides our commercial loan portfolios by industry classification at September 30, 2019, and December 31, 2018.

Figure 9. Commercial Loans by Industry

September 30, 2019	Commercial and industrial	Commercial real estate	Commercial lease financing	Total commercial loans	Percent of total
dollars in millions
Industry classification:
Agriculture	$992	$172	$119	$1,283	1.9%
Automotive	2,026	437	25	2,488	3.7
Business products	1,593	111	58	1,762	2.6
Business services	3,216	212	210	3,638	5.4
Chemicals	826	48	50	924	1.4
Commercial real estate	5,225	10,148	12	15,385	22.8
Construction materials and contractors	1,917	229	210	2,356	3.5
Consumer discretionary	3,764	407	475	4,646	6.9
Consumer services	4,225	792	515	5,532	8.2
Equipment	1,462	85	81	1,628	2.4
Finance	6,100	61	399	6,560	9.7
Healthcare	3,717	1,532	364	5,613	8.3
Materials manufacturing and mining	1,124	52	40	1,216	1.8
Oil and gas	2,019	54	72	2,145	3.2
Public exposure	2,413	24	681	3,118	4.6
Technology	829	27	116	972	1.4
Transportation	1,271	239	712	2,222	3.3
Utilities	5,267	3	329	5,599	8.3
Other	376	14	2	392.6
Total	$48,362	$14,647	$4,470	$67,479	100.0%

December 31, 2018	Commercial and industrial	Commercial real estate	Commercial lease financing	Total commercial loans	Percent of total
dollars in millions
Industry classification:
Agriculture	$1,045	$176	$120	$1,341	2.0%
Automotive	2,140	448	46	2,634	4.0
Business products	1,596	127	50	1,773	2.7
Business services	2,779	136	228	3,143	4.7
Chemicals	933	43	56	1,032	1.6
Commercial real estate	5,808	10,830	28	16,666	25.1
Construction materials and contractors	1,756	207	221	2,184	3.3
Consumer discretionary	3,675	516	489	4,680	7.1
Consumer services	3,354	746	195	4,295	6.5
Equipment	1,586	89	81	1,756	2.6
Finance	5,178	459	357	5,994	9.0
Healthcare	2,999	1,743	369	5,111	7.7
Materials manufacturing and mining	1,093	46	41	1,180	1.8
Oil and gas	1,739	51	57	1,847	2.8
Public exposure	2,656	73	1,054	3,783	5.7
Technology	996	28	64	1,088	1.6
Transportation	1,377	229	829	2,435	3.7
Utilities	4,357	4	321	4,682	7.1
Other	686	—	—	686	1.0
Total	$45,753	$15,951	$4,606	$66,310	100.0%

Commercial and industrial. Commercial and industrial loans are the largest component of our loan portfolio, representing 52% of our total loan portfolio at September 30, 2019, and 51% at December 31, 2018. This portfolio is approximately 85% variable rate and consists of loans originated primarily to large corporate, middle market, and small business clients.

Commercial and industrial loans totaled $48.4 billion at September 30, 2019, an increase of $2.6 billion, or 5.7%, compared to December 31, 2018. The growth was broad-based and spread across most industry categories, including increased lending in finance, utilities, consumer services, and business services.

Commercial real estate loans. Our commercial real estate portfolio includes both mortgage and construction loans, and is originated through two primary sources: our 15-state banking franchise, and KeyBank
Real Estate Capital, a national line of business within the Commercial Bank that cultivates relationships with owners of commercial real estate located both within and beyond the branch system. Nonowner-occupied properties, generally properties for which at least 50% of the debt service is provided by rental income from nonaffiliated third parties, represented 79% of total commercial real estate loans outstanding at September 30, 2019. Construction loans, which provide a stream of funding for properties not fully leased at origination to support debt service payments over the term of the contract or project, represented 10% of commercial real estate loans at period end.

At September 30, 2019, commercial real estate loans totaled $14.6 billion, which includes $1.5 billion of construction loans. Compared to December 31, 2018, this portfolio decreased $1.3 billion, or 8.2%, driven by elevated paydowns resulting from competitive headwinds and strategic exits. In addition, we continue to focus primarily on owners of completed and stabilized commercial real estate in accordance with our relationship strategy.

As shown in Figure 10, our commercial real estate loan portfolio includes various property types and geographic locations of the underlying collateral. These loans include commercial mortgage and construction loans in both
Consumer Bank and Commercial Bank.

Figure 10. Commercial Real Estate Loans

	Geographic Region							Total	Percent of Total	Construction	Commercial Mortgage
dollars in millions	West	Southwest	Central	Midwest	Southeast	Northeast	National
September 30, 2019
Nonowner-occupied:
Retail properties	$111	$41	$149	$163	$188	$598	$168	$1,418	9.7%	$77	$1,341
Multifamily properties	643	184	842	701	1,182	1,294	284	5,130	35.0	1,146	3,984
Health facilities	68	—	63	62	153	535	401	1,282	8.8	31	1,251
Office buildings	202	7	359	98	161	795	137	1,759	12.0	73	1,686
Warehouses	51	35	23	21	23	247	140	540	3.7	9	531
Manufacturing facilities	33	—	35	3	40	60	32	203	1.4	4	199
Hotels/Motels	76	—	7	—	10	150	66	309	2.1	4	305
Residential properties	—	—	10	1	22	102	—	135.9		4	131
Land and development	20	5	—	3	—	6	—	34.2		29	5
Other	53	8	28	113	17	256	329	804	5.5	17	787
Total nonowner-occupied	1,257	280	1,516	1,165	1,796	4,043	1,557	11,614	79.3	1,394	10,220
Owner-occupied	834	10	292	490	39	1,368	—	3,033	20.7	86	2,947
Total	$2,091	$290	$1,808	$1,655	$1,835	$5,411	$1,557	14,647	100.0%	$1,480	$13,167

Nonperforming loans	—	—	—	$12	$12	$22	$52	$98	N/M	2	$96
Accruing loans past due 90 days or more	—	—	—	1	—	12	—	13	N/M	$1	12
Accruing loans past due 30 through 89 days	$4	—	$—	7	—	36	—	47	N/M	9	38

December 31, 2018
Nonowner-occupied:
Retail properties	$126	$45	$142	$174	$184	$674	$302	$1,647	10.3%	$82	$1,565
Multifamily properties	452	210	914	608	1,153	1,708	693	5,738	36.0	1,163	4,575
Health facilities	98	—	49	59	153	724	385	1,468	9.2	20	1,449
Office buildings	270	7	224	90	165	851	119	1,726	10.8	120	1,605
Warehouses	66	34	20	47	71	290	203	731	4.6	48	684
Manufacturing facilities	42	—	36	3	25	38	91	235	1.5	20	215
Hotels/Motels	95	—	19	—	6	204	62	386	2.4	—	386
Residential properties	3	—	—	3	21	135	—	162	1.0	53	109
Land and development	17	4	5	2	—	48	—	76.5		52	23
Other	46	9	61	53	4	323	151	647	4.0	11	636
Total nonowner-occupied	1,215	309	1,470	1,039	1,782	4,995	2,006	12,816	80.3	1,569	11,247
Owner-occupied	837	25	283	493	58	1,439	—	3,135	19.7	97	3,038
Total	$2,052	$334	$1,753	$1,532	$1,840	$6,434	$2,006	$15,951	100.0%	$1,666	$14,285

Nonperforming loans	$1	—	—	$8	—	$7	$53	$69	N/M	—	$69
Accruing loans past due 90 days or more	—	—	—	2	$11	11	—	24	N/M	$12	12
Accruing loans past due 30 through 89 days	—	—	$11	1	1	23	13	49	N/M	13	36

West –	Alaska, California, Hawaii, Idaho, Montana, Oregon, Washington, and Wyoming
Southwest –	Arizona, Nevada, and New Mexico
Central –	Arkansas, Colorado, Oklahoma, Texas, and Utah
Midwest –	Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, and Wisconsin
Southeast –	Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, Washington D.C., and West Virginia
Northeast –	Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, and Vermont
National –	Accounts in three or more regions

Consumer loan portfolio

Consumer loans outstanding increased by $2.0 billion, or 8.8%, from December 31, 2018, as growth from Laurel Road, residential mortgage loans, and indirect auto lending more than offset the decline in home equity loans. Laurel Road loan originations were over $500 million for the quarter.

The home equity portfolio is comprised of loans originated by our Consumer Bank within our 15-state footprint and is the largest segment of our consumer loan portfolio, representing 41% of consumer loans outstanding at September 30, 2019.

We held the first lien position for approximately 60% of the home equity portfolio at both September 30, 2019, and September 30, 2018. For loans with real estate collateral, we track borrower performance monthly. Regardless of the lien position, credit metrics are refreshed quarterly, including recent FICO scores as well as updated loan-to-value ratios. This information is used in establishing the ALLL. Our methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” beginning on page 101 of our 2018 Form 10-K.

Figure 11. Consumer Loans by State

	Real estate — residential mortgage	Home equity loans	Consumer direct loans	Credit cards	Consumer indirect loans	Total
September 30, 2019
New York	$1,157	$2,688	$503	$396	$781	$5,525
Ohio	558	1,469	432	243	745	3,447
Washington	988	1,601	234	101	9	2,933
Connecticut	1,040	382	59	25	152	1,658
Pennsylvania	280	682	149	54	421	1,586
Oregon	469	866	86	47	2	1,470
Colorado	440	455	93	34	2	1,024
Maine	118	440	67	37	342	1,004
Indiana	113	413	125	46	103	800
Massachusetts	254	49	63	6	413	785
Other	1,110	1,411	978	116	1,434	5,049
Total	$6,527	$10,456	$2,789	$1,105	$4,404	$25,281

	Real estate — residential mortgage	Home equity loans	Consumer direct loans	Credit cards	Consumer indirect loans	Total
December 31, 2018
New York	$1,117	$2,881	$402	$415	$730	$5,545
Ohio	479	1,538	383	252	506	3,158
Washington	714	1,714	234	104	11	2,777
Pennsylvania	275	726	83	52	276	1,412
California	49	27	13	4	38	131
Colorado	256	509	76	35	2	878
Connecticut	1,090	413	30	23	143	1,699
Texas	1	15	8	4	18	46
Oregon	366	905	80	47	3	1,401
Massachusetts	255	50	27	5	341	678
Other	911	2,364	473	203	1,566	5,517
Total	$5,513	$11,142	$1,809	$1,144	$3,634	$23,242

Figure 12 summarizes our loan sales for the first nine months of 2019 and all of 2018.

Figure 12. Loans Sold (Including Loans Held for Sale)

in millions	Commercial	Commercial Real Estate	Commercial Lease Financing	Residential Real Estate	Consumer Direct	Total
2019
Third quarter	$220	$2,600	$68	$569	247	$3,704
Second quarter	154	1,864	96	329	—	2,443
First quarter	301	1,536	34	225	—	2,096
Total	$675	$6,000	$198	$1,123	$247	$8,243
2018
Fourth quarter	$157	$4,918	$104	$331	$—	$5,510
Third quarter	247	2,242	52	302	—	2,843
Second quarter	253	2,266	144	308	—	2,971
First quarter	141	2,251	66	284	—	2,742
Total	$798	$11,677	$366	$1,225	$—	$14,066

Figure 13 shows loans that are either administered or serviced by us, but not recorded on the balance sheet; this includes loans that were sold.

Figure 13. Loans Administered or Serviced

in millions	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Commercial real estate loans	$317,152	$310,792	$300,989	$291,158	$270,771
Residential mortgage	5,749	5,428	5,304	5,209	5,046
Education loans	658	693	727	766	804
Commercial lease financing	969	934	924	916	892
Commercial loans	590	588	562	549	534
Consumer direct	2,272	—	—	—	—
Total	$327,390	$318,435	$308,506	$298,598	$278,047

In the event of default by a borrower, we are subject to recourse with respect to approximately $4.6 billion of the $327.4 billion of loans administered or serviced at September 30, 2019. Additional information about this recourse arrangement is included in Note 16 (“Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with FNMA.”

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

Securities

Our securities portfolio totaled $32.9 billion at September 30, 2019, compared to $30.9 billion at December 31, 2018. Available-for-sale securities were $22.4 billion at September 30, 2019, compared to $19.4 billion at December 31, 2018. Held-to-maturity securities were $10.5 billion at September 30, 2019, and $11.5 billion at December 31, 2018.

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

Figure 14. Mortgage-Backed Securities by Issuer

in millions	September 30, 2019	December 31, 2018
FHLMC	$5,339	$7,048
FNMA	12,692	10,076
GNMA	14,523	13,637
Total (a)	$32,554	$30,761

(a)	Includes securities held in the available-for-sale and held-to-maturity portfolios.

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

Figure 15. Securities Available for Sale

dollars in millions	U.S. Treasury, Agencies, and Corporations	States and Political Subdivisions	Agency Residential Collateralized Mortgage Obligations (a)	Agency Residential Mortgage-backed Securities (a)	Agency Commercial Mortgage-backed Securities (a)	Other Securities	Total	Weighted-Average Yield (b)
September 30, 2019
Remaining maturity:
One year or less	$159	$1	$149	$4	—	$11	$324	2.28%
After one through five years	113	3	11,899	1,579	$3,448	—	17,042	2.46
After five through ten years	—	—	1,489	368	3,147	—	5,004	2.78
After ten years	—	—	—	8	—	—	8	3.27
Fair value	$272	$4	$13,537	$1,959	$6,595	$11	$22,378	—
Amortized cost	273	4	13,473	1,925	6,440	7	22,122	2.53%
Weighted-average yield (b)	2.06%	5.44%	2.35%	2.70%	2.85%	—	2.53%	—
Weighted-average maturity	1.6 years	0.9 years	3.6 years	4.1 years	5.3 years	.8 years	4.1 years	—
December 31, 2018
Fair value	$147	$7	$13,962	$2,105	$3,187	$20	$19,428	—
Amortized cost	150	7	14,315	2,128	3,300	17	19,917	2.46%

(a)	Maturity is based upon expected average lives rather than contractual terms.

(b)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a TE basis using the statutory federal income tax rate of 21%.

Held-to-maturity securities

Federal agency CMOs and mortgage-backed securities constitute essentially all of our held-to-maturity securities. The remaining balance is comprised of foreign bonds and asset-backed securities. Figure 16 shows the composition, yields, and remaining maturities of these securities.

Figure 16. Held-to-Maturity Securities

dollars in millions	Agency Residential Collateralized Mortgage Obligations (a)	Agency Residential Mortgage-backed Securities (a)	Agency Commercial Mortgage-backed Securities (a)	Asset-backed securities	Other Securities	Total	Weighted-Average Yield (b)
September 30, 2019
Remaining maturity:
One year or less	$38	—	—	$4	$4	$46	1.92%
After one through five years	5,306	171	$2,036	8	11	7,532	2.34
After five through ten years	728	$261	1,923	—	—	2,912	2.63
After ten years	—	—	—	—	—	—	—
Amortized cost	$6,072	$432	$3,959	$12	$15	$10,490	2.42%
Fair value	6,069	438	4,072	12	15	10,606	—
Weighted-average yield (b)	2.11%	2.67%	2.86%	2.45%	3.29%	2.42%	—
Weighted-average maturity	3.7 years	5.9 years	5.7 years	3.4 years	2.2 years	4.6 years	—
December 31, 2018
Amortized cost	$7,021	$490	$3,996	—	$12	$11,519	2.41%
Fair value	6,769	476	3,865	—	12	11,122	—

(a)	Maturity is based upon expected average lives rather than contractual terms.

(b)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a TE basis using the statutory federal income tax rate of 21%.

Deposits and other sources of funds

Figure 17. Breakdown of Deposits at September 30, 2019
Deposits are our primary source of funding. At September 30, 2019, our deposits totaled $111.6 billion, an increase of $4.3 billion compared to December 31, 2018. The increase was driven by growth from consumer and commercial relationships.

Wholesale funds, consisting of short-term borrowings and long-term debt, totaled $15.4 billion at September 30, 2019, compared to $14.6 billion at December 31, 2018, reflecting an increase in long-term debt.

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

Dividends

Consistent with our 2019 capital plan, we paid a quarterly dividend of $.185 per Common Share for the third quarter of 2019. Further information regarding the capital planning process and CCAR is included under the heading “Capital planning and stress testing” in the “Supervision and Regulation” section beginning on page 15 of our 2018 Form 10-K.

Common shares outstanding

Our Common Shares are traded on the NYSE under the symbol KEY with 33,546 holders of record at September 30, 2019. Our book value per Common Share was $15.44 based on 988.5 million shares outstanding at September 30, 2019, compared to $13.90 per Common Share based on 1.020 billion shares outstanding at December 31, 2018. At September 30, 2019, our tangible book value per Common Share was $12.48, compared to $11.14 per Common Share at December 31, 2018.

Figure 18 shows activities that caused the change in outstanding common shares over the past five quarters.

Figure 18. Changes in Common Shares Outstanding

	2019			2018
in thousands	Third	Second	First	Fourth	Third
Shares outstanding at beginning of period	1,003,114	1,013,186	1,019,503	1,034,287	1,058,944
Open market repurchases and return of shares under employee compensation plans	(15,076)	(10,412)	(11,791)	(15,216)	(25,418)
Shares issued under employee compensation plans (net of cancellations)	500	340	5,474	432	761
Shares outstanding at end of period	988,538	1,003,114	1,013,186	1,019,503	1,034,287

As shown above, Common Shares outstanding decreased by 14.6 million shares during the third quarter of 2019.

At September 30, 2019, we had 268.2 million treasury shares, compared to 237.2 million treasury shares at December 31, 2018. Going forward we expect to reissue treasury shares as needed in connection with stock-based compensation awards and for other corporate purposes.

Information on repurchases of Common Shares by KeyCorp is included in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this report.

Capital adequacy

Capital adequacy is an important indicator of financial stability and performance. All of our capital ratios remained in excess of regulatory requirements at September 30, 2019. Our capital and liquidity levels are intended to position us to weather an adverse operating environment while continuing to serve our clients’ needs, as well as to meet the Regulatory Capital Rules described in Item 1. Business of our 2018 Form 10-K under the heading “Supervision and Regulation.” Our shareholders’ equity to assets ratio was 11.67% at September 30, 2019, compared to 11.17% at December 31, 2018. Our tangible common equity to tangible assets ratio was 8.58% at September 30, 2019, compared to 8.30% at December 31, 2018. See the section entitled “GAAP to Non-GAAP Reconciliations,” which presents the computations of certain financial measures related to “tangible common equity.” The minimum capital and leverage ratios under the Regulatory Capital Rules together with the estimated ratios of KeyCorp at September 30, 2019, calculated on a fully phased-in basis, are set forth in the “Supervision and regulation — Regulatory capital requirements” section in Item 2 of this report.

Figure 19 represents the details of our regulatory capital positions at September 30, 2019, and December 31, 2018, under the Regulatory Capital Rules. Information regarding the regulatory capital ratios of KeyCorp’s banking subsidiaries is presented annually, with the most recent information included in Note 23 (“Shareholders' Equity”) beginning on page 167 of our 2018 Form 10-K.

Figure 19. Capital Components and Risk-Weighted Assets

	dollars in millions	September 30, 2019	December 31, 2018
COMMON EQUITY TIER 1
Key shareholders’ equity (GAAP)		$17,116	$15,595
Less:	Preferred Stock (a)	1,856	1,421
	Common Equity Tier 1 capital before adjustments and deductions	15,260	14,174
Less:	Goodwill, net of deferred taxes	2,588	2,455
	Intangible assets, net of deferred taxes	223	250
	Deferred tax assets	11	9
	Net unrealized gains (losses) on available-for-sale securities, net of deferred taxes	196	(372)
	Accumulated gains (losses) on cash flow hedges, net of deferred taxes	311	(78)
	Amounts in AOCI attributed to pension and postretirement benefit costs, net of deferred taxes	(361)	(381)
	Total Common Equity Tier 1 capital	$12,292	$12,291
TIER 1 CAPITAL
Common Equity Tier 1		$12,292	$12,291
Additional Tier 1 capital instruments and related surplus		1,856	1,421
Less:	Deductions	—	—
	Total Tier 1 capital	14,148	13,712
TIER 2 CAPITAL
Tier 2 capital instruments and related surplus		1,616	1,279
Allowance for losses on loans and liability for losses on lending-related commitments (b)		970	962
Less:	Deductions	—	—
	Total Tier 2 capital	2,586	2,241
	Total risk-based capital	$16,734	$15,953
RISK-WEIGHTED ASSETS
Risk-weighted assets on balance sheet		$101,288	$98,232
Risk-weighted off-balance sheet exposure		26,821	24,593
Market risk-equivalent assets		1,593	963
Gross risk-weighted assets		129,702	123,788
Less:	Excess allowance for loan and lease losses	—	—
	Net risk-weighted assets	$129,702	$123,788
AVERAGE QUARTERLY TOTAL ASSETS		$142,446	$138,689
CAPITAL RATIOS
Tier 1 risk-based capital		10.91%	11.08%
Total risk-based capital		12.90	12.89
Leverage (c)		9.93	9.89
Common Equity Tier 1		9.48	9.93

(a)	Net of capital surplus.

(b)
The ALLL included in Tier 2 capital is limited by regulation to 1.25% of the institution’s standardized total risk-weighted assets (excluding its standardized market risk-weighted assets). The ALLL includes $11 million and $14 million of allowance classified as “discontinued assets” on the balance sheet at September 30, 2019, and December 31, 2018, respectively.

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

Trading market risk

Key incurs market risk as a result of trading activities that are used in support of client facilitation and hedging activities, principally within our investment banking and capital markets businesses. Key has exposures to a wide range of risk factors including interest rates, equity prices, foreign exchange rates, credit spreads, and commodity prices, as well as the associated implied volatilities and spreads.  Our primary market risk exposures are a result of trading and hedging activities in the derivative and fixed income markets, including securitization positions exposures. At September 30, 2019, we did not have any re-securitization positions.  We maintain modest trading inventories to facilitate customer flow, make markets in securities, and hedge certain risks including but not limited to credit risk and interest rate risk. The risks associated with these activities are mitigated in accordance with the Market Risk hedging policy.  The majority of our positions are traded in active markets.

Market risk management is an integral part of Key’s risk culture. The Risk Committee of our Board provides oversight of trading market risks. The ERM Committee and the Market Risk Committee regularly review and discuss market risk reports prepared by our MRM that contain our market risk exposures and results of monitoring activities. Market risk policies and procedures have been defined and approved by the Market Risk Committee, a Tier 2 Risk Governance Committee, and take into account our tolerance for risk and consideration for the business environment. For more information regarding monitoring of trading positions and the activities related to the Market Risk Rule compliance, see ”Market Risk Management” beginning on page 66 of our 2018 Form 10-K.

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

Actual losses for the total covered positions did not exceed aggregate daily VaR on any day during the quarters ended September 30, 2019, and September 30, 2018. The MRM backtests our VaR model on a daily basis to evaluate its predictive power. The test compares VaR model results at the 99% confidence level to daily held profit and loss. Results of backtesting are provided to the MRC. Backtesting exceptions occur when trading losses exceed VaR. We do not engage in correlation trading or utilize the internal model approach for measuring default and credit migration risk. Our net VaR approach incorporates diversification, but our VaR calculation does not include the impact of counterparty risk and our own credit spreads on derivatives.

The aggregate VaR at the 99% confidence level with a one day holding period for all covered positions was $1.0 million at September 30, 2019, and $.8 million at September 30, 2018. Figure 20 summarizes our VaR at the 99% confidence level with a one day holding period for significant portfolios of covered positions for the three months ended September 30, 2019, and September 30, 2018.

Figure 20. VaR for Significant Portfolios of Covered Positions

	2019				2018
	Three months ended September 30,				Three months ended September 30,
in millions	High	Low	Mean	September 30,	High	Low	Mean	September 30,
Trading account assets:
Fixed income	$1.0	$.3	$.5	$.8	$.9	$.4	$.7	$.4
Derivatives:
Interest rate	$.1	—	$.1	$.1	$.2	$.1	$.1	$.1

Stressed VaR is calculated by running the portfolios through a predetermined stress period which is approved by the MRC and is calculated at the 99% confidence level using the same model and assumptions used for general VaR. The aggregate stressed VaR for all covered positions was $4.5 million at September 30, 2019, and $5.9 million at September 30, 2018. Figure 21 summarizes our stressed VaR at the 99% confidence level with a one day holding period for significant portfolios of covered positions for the three months ended September 30, 2019, and September 30, 2018.

Figure 21. Stressed VaR for Significant Portfolios of Covered Positions

	2019				2018
	Three months ended September 30,				Three months ended September 30,
in millions	High	Low	Mean	September 30,	High	Low	Mean	September 30,
Trading account assets:
Fixed income	$4.3	$2.4	$3.2	$3.3	$4.9	$2.7	$4.0	$4.2
Derivatives:
Interest rate	$.9	$.2	$.5	$.7	$.7	$.3	$.4	$.7

Internal capital adequacy assessment. Market risk is a component of our internal capital adequacy assessment. Our risk-weighted assets include a market risk-equivalent asset amount, which consists of a VaR component, stressed VaR component, a de minimis exposure amount, and a specific risk add-on including the securitization positions. The aggregate market value of the securitization positions as defined by the Market Risk Rule was $96 million at September 30, 2019. This amount included $57 million of mortgage-backed securities positions and $39 million of asset-backed securities positions. Specific risk is the price risk of individual financial instruments, which is not accounted for by changes in broad market risk factors and is measured through a standardized approach. Market risk weighted assets, including the specific risk calculations, are run quarterly by the MRM in accordance with the Market Risk Rule, and approved by the Chief Market Risk Officer.

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

Net interest income simulation analysis. The primary tool we use to measure our interest rate risk is simulation analysis. For purposes of this analysis, we estimate our net interest income based on the current and projected composition of our on- and off-balance sheet positions, accounting for recent and anticipated trends in customer activity. The analysis also incorporates assumptions for the current and projected interest rate environments and balance sheet growth projections based on a most likely macroeconomic view. The results of this simulation analysis reflect management's desired interest rate risk positioning. The modeling incorporates investment portfolio and swap portfolio balances consistent with management's desired interest rate risk positioning. The simulation model estimates the amount of net interest income at risk by simulating the change in net interest income that would occur if rates were to gradually increase or decrease over the next 12 months (subject to a 25 basis point floor in rates).

Figure 22 presents the results of the simulation analysis at September 30, 2019, and September 30, 2018. At September 30, 2019, our simulated impact to changes in interest rates was modest. The asset sensitive position declined from 2018 as a result of hedging actions executed to guide the position closer to neutral over time. Tolerance levels for risk management require the development of remediation plans to maintain residual risk within tolerance if simulation modeling demonstrates that a gradual, parallel 200 basis point increase or 200 basis point decrease in interest rates over the next 12 months would adversely affect net interest income over the same period by more than 5.5%. Current modeled exposure is within Board approved tolerances.

Figure 22. Simulated Change in Net Interest Income

	September 30, 2019		September 30, 2018
Basis point change assumption (short-term rates)	-175	+200	-200	+200
Tolerance level	-5.50%	-5.50%	-5.50%	-5.50%
Interest rate risk assessment	-1.66%	-2.06%	-5.25%	2.95%

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

The results of additional assessments indicate that net interest income could increase or decrease from the base simulation results presented in Figure 22. Net interest income is highly dependent on the timing, magnitude, frequency, and path of interest rate increases and the associated assumptions for deposit repricing relationships, lending spreads, and the balance behavior of transaction accounts. If fixed rate assets increase by $1 billion, or fixed rate liabilities decrease by $1 billion, then the benefit to rising rates would decrease by approximately 25 basis points. If the interest-bearing liquid deposit beta assumption increases or decreases by 5% (e.g., 40% to 45%), then the benefit to rising rates would decrease or increase by approximately 95 basis points.

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

Economic value of equity modeling. EVE complements net interest income simulation analysis as it estimates risk exposure beyond 12-, 24-, and 36-month horizons. EVE modeling measures the extent to which the economic values of assets, liabilities, and off-balance sheet instruments may change in response to fluctuations in interest rates. EVE is calculated by subjecting the balance sheet to an immediate 200 basis point increase or decrease in interest rates, measuring the resulting change in the values of assets, liabilities, and off-balance sheet instruments, and comparing those amounts with the base case of the current interest rate environment.  This analysis is highly dependent upon assumptions applied to assets and liabilities with non-contractual maturities. Those assumptions are based on historical behaviors, as well as our expectations. We develop remediation plans that would maintain residual risk within tolerance if this analysis indicates that our EVE will decrease by more than 15% in response to an immediate increase or decrease in interest rates. We are operating within these guidelines as of September 30, 2019.

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

Figure 23. Portfolio Swaps by Interest Rate Risk Management Strategy

	September 30, 2019
				Weighted-Average			December 31, 2018
dollars in millions	Notional Amount	Fair Value		Maturity (Years)	Receive Rate	Pay Rate	Notional Amount	Fair Value
Receive fixed/pay variable — conventional A/LM (a)	$16,320	$320		2.3	2.2%	2.1%	$10,720	$(87)
Receive fixed/pay variable — conventional debt	9,059	313		3.1	2.2	2.0	9,923	(7)
Receive fixed/pay variable — forward A/LM	3,050	122		3.2	3.0	1.7	3,050	45
Pay fixed/receive variable — conventional debt	50	(8)		8.8	2.3	3.6	50	(4)
Pay fixed/receive variable — securities	5	—		.1	2.1	2.2	—	—
Total portfolio swaps	$28,484	$747	(c)	2.7	2.3%	2.0%	$23,743	$(53)	(c)

Floors — conventional A/LM — purchased (b)	$4,750	$168		1.8	—	—	$4,760	—
Floors — conventional A/LM — sold (b)	3,700	(26)		2.2	—	—	—	—
Total floors	$8,450	$142		2.0	—	—	$4,760	—

(a)	Portfolio swaps designated as A/LM are used to manage interest rate risk tied to both assets and liabilities.

(b)	Conventional A/LM and forward A/LM floors do not have a stated receive rate or pay rate and are given a strike price on the option.

(c)	Excludes accrued interest of $700 million and $114 million at September 30, 2019, and December 31, 2018, respectively.

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

Factors affecting liquidity

Our liquidity could be adversely affected by both direct and indirect events. An example of a direct event would be a downgrade in our public credit ratings by a rating agency. Examples of indirect events (events unrelated to us) that could impair our access to liquidity would be an act of terrorism or war, natural disasters, political events, or the default or bankruptcy of a major corporation, mutual fund, or hedge fund. Similarly, market speculation, or rumors about us or the banking industry in general, may adversely affect the cost and availability of normal funding sources.

Our credit ratings at September 30, 2019, are shown in Figure 24. We believe these credit ratings, under normal conditions in the capital markets, would enable KeyCorp or KeyBank to issue fixed income securities to investors.

Figure 24. Credit Ratings

September 30, 2019	Short-Term Borrowings	Long-Term Deposits	Senior Long-Term Debt	Subordinated Long-Term Debt	Capital Securities	Preferred Stock
KEYCORP (THE PARENT COMPANY)
Standard & Poor’s	A-2	N/A	BBB+	BBB	BB+	BB+
Moody’s	P-2	N/A	Baa1	Baa1	Baa2	Baa3
Fitch Ratings, Inc.	F1	N/A	A-	BBB+	BB+	BB
DBRS, Inc.	R-1 (low)	N/A	A (low)	BBB (high)	BBB (high)	BBB (low)

KEYBANK
Standard & Poor’s	A-2	N/A	A-	BBB+	N/A	N/A
Moody’s	P-2	Aa3	A3	Baa1	N/A	N/A
Fitch Ratings, Inc.	F1	A	A-	BBB+	N/A	N/A
DBRS, Inc.	R-1 (low)	A	A	A (low)	N/A	N/A

Sources of liquidity

Our primary source of funding for KeyBank is retail and commercial deposits. As of September 30, 2019, our consolidated loan-to-deposit ratio was 85%. In addition, we also have access to various sources of wholesale funding, maintain a portfolio of liquid assets, and have borrowing capacity at the FHLB and Federal Reserve Bank of Cleveland. Our liquid asset portfolio at September 30, 2019, totaled $27.9 billion, consisting of $24.8 billion of unpledged securities, $157 million of securities available for secured funding at the FHLB, and $2.9 billion of net balances of federal funds sold and balances in our Federal Reserve account. Additionally, as of September 30, 2019, our unused borrowing capacity secured by loan collateral was $25 billion at the Federal Reserve Bank of

Cleveland and $7.5 billion at the FHLB. During the third quarter of 2019, our outstanding FHLB advances decreased as $147 million of term advances were paid down.

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

At September 30, 2019, KeyCorp held $4.2 billion in cash, which we projected to be sufficient to meet our projected obligations, including the repayment of our maturing debt obligations for the periods prescribed by our risk tolerance.

Typically, KeyCorp meets its liquidity requirements through regular dividends from KeyBank. During the third quarter of 2019, KeyBank paid $129 million in cash dividends to KeyCorp. As of September 30, 2019, KeyBank had regulatory capacity to pay $1.3 billion in dividends to KeyCorp without prior regulatory approval.

On September 11, 2019, KeyCorp issued $750 million of 2.550% Senior Notes due October 1, 2029, under its Medium-Term Note Program.

On September 19, 2019, KeyCorp gave notice that on October 21, 2019, it would redeem for cash all of the outstanding $300 million aggregate principal amount of its 6.75% Senior Notes due March 19, 2020.

Our liquidity position and recent activity

Over the past quarter, our liquid asset portfolio, which includes overnight and short-term investments, as well as unencumbered, high quality liquid securities held as protection against a range of potential liquidity stress scenarios, has increased as a result of an increase in unpledged securities and cash held at the Federal Reserve. The liquid asset portfolio continues to exceed the amount that we estimate would be necessary to manage through an adverse liquidity event by providing sufficient time to develop and execute a longer-term solution.

The Consolidated Statements of Cash Flows summarize our sources and uses of cash by type of activity for the nine-month periods ended September 30, 2019, and September 30, 2018.

For more information regarding liquidity governance structure, factors affecting liquidity, management of liquidity risk at KeyBank and KeyCorp, long-term liquidity strategies, and other liquidity programs, see ”Liquidity Risk Management” beginning on page 71 of our 2018 Form 10-K.

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

Allowance for loan and lease losses

We estimate the appropriate level of the ALLL on at least a quarterly basis. The methodology used is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” beginning on page 101 of our 2018 Form 10-K. Briefly, our allowance applies incurred loss rates to existing loans with similar risk characteristics. We exercise judgment to assess any adjustment to the incurred loss rates for the impact of factors such as changes in economic conditions, lending policies including underwriting standards, and the level of credit risk associated with specific industries and markets. The ALLL at September 30, 2019, represents our best estimate of the incurred credit losses inherent in the loan portfolio at that date. For more information about impaired loans, see Note 4 (“Asset Quality”).

As shown in Figure 25, our ALLL from continuing operations increased by $10 million, or 1.1%, from December 31, 2018. Our commercial ALLL increased by $3 million, or .4%, from December 31, 2018, primarily due to loan growth and risk rating migration. The commercial increase was concentrated in the commercial and industrial portfolio. Our consumer ALLL increased by $7 million, or 5.0%, from December 31, 2018, primarily due to loan growth and modest shifts in credit quality metrics.

Figure 25. Allocation of the Allowance for Loan Lease Losses

	September 30, 2019			December 31, 2018
dollars in millions	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans
Commercial and industrial	$554	62.0%	52.1%	$532	60.2%	51.1%
Commercial real estate:
Commercial mortgage	134	15.0	14.2	142	16.1	15.9
Construction	23	2.6	1.6	33	3.8	1.9
Total commercial real estate loans	157	17.6	15.8	175	19.9	17.8
Commercial lease financing	35	3.9	4.8	36	4.1	5.1
Total commercial loans	746	83.5	72.7	743	84.2	74.0
Real estate — residential mortgage	7.8		7.0	7.8		6.2
Home equity loans	33	3.7	11.3	35	3.9	12.4
Consumer direct loans	34	3.8	3.0	30	3.4	2.0
Credit cards	46	5.2	1.2	48	5.4	1.3
Consumer indirect loans	27	3.0	4.8	20	2.3	4.1
Total consumer loans	147	16.5	27.3	140	15.8	26.0
Total loans (a)	$893	100.0%	100.0%	$883	100.0%	100.0%

(a)	Excludes allocations of the ALLL related to the discontinued operations of the education lending business in the amount of $11 million at September 30, 2019, and $14 million at December 31, 2018.

Net loan charge-offs

Figure 26 shows the trend in our net loan charge-offs by loan type, while the composition of loan charge-offs and recoveries by type of loan is presented in Figure 27.

Net loan charge-offs for the three months ended September 30, 2019, increased $136 million compared to the year-ago quarter. This increase was primarily due to a $123 million charge-off related to a previously disclosed fraud loss. For the fourth quarter of 2019, we expect net loan charge-offs to be relatively stable compared to the third quarter of 2019, excluding the fraud loss impact.

Figure 26. Net Loan Charge-offs from Continuing Operations (a)

	2019			2018
dollars in millions	Third	Second	First	Fourth	Third
Commercial and industrial	$170	$24	$26	$26	$33
Real estate — Commercial mortgage	—	—	4	11	5
Real estate — Construction	—	—	4	(1)	—
Commercial lease financing	—	14	7	—	1
Total commercial loans	170	38	41	36	39
Real estate — Residential mortgage	1	1	—	—	—
Home equity loans	4	4	2	5	1
Consumer direct loans	8	8	9	7	9
Credit cards	9	10	9	8	8
Consumer indirect loans	4	4	3	4	3
Total consumer loans	26	27	23	24	21
Total net loan charge-offs	$196	$65	$64	$60	$60
Net loan charge-offs to average loans	.85%	.29%	.29%	.27%	.27%
Net loan charge-offs from discontinued operations — education lending business	—	$3	$3	$3	$3

(a)	Credit amounts indicate that recoveries exceeded charge-offs.

Figure 27. Summary of Loan and Lease Loss Experience from Continuing Operations

	Three months ended September 30,		Nine months ended September 30,
dollars in millions	2019	2018	2019	2018
Average loans outstanding	$91,956	$88,467	$90,805	$88,018
Allowance for loan and lease losses at beginning of period	$890	$887	$883	$877
Loans charged off:
Commercial and industrial	176	38	242	114
Real estate — commercial mortgage	—	6	6	9
Real estate — construction	—	—	4	—
Commercial lease financing	1	4	25	9
Total commercial loans	177	48	277	132
Real estate — residential mortgage	1	2	3	3
Home equity loans	6	4	16	14
Consumer direct loans	10	10	30	27
Credit cards	11	10	34	34
Consumer indirect loans	8	7	24	22
Total consumer loans	36	33	107	100
Total loans charged off	213	81	384	232
Recoveries:
Commercial and industrial	6	5	22	18
Real estate — commercial mortgage	—	1	2	2
Real estate — construction	—	—	—	1
Commercial lease financing	1	3	4	4
Total commercial loans	7	9	28	25
Real estate — residential mortgage	—	2	1	2
Home equity loans	2	3	6	9
Consumer direct loans	2	1	5	5
Credit cards	2	2	6	5
Consumer indirect loans	4	4	13	12
Total consumer loans	10	12	31	33
Total recoveries	17	21	59	58
Net loan charge-offs	(196)	(60)	(325)	(174)
Provision (credit) for loan and lease losses	199	60	335	184
Allowance for loan and lease losses at end of period	$893	$887	$893	$887
Liability for credit losses on lending-related commitments at beginning of period	$64	$58	$64	$57
Provision (credit) for losses on lending-related commitments	1	2	1	3
Liability for credit losses on lending-related commitments at end of period (a)	$65	$60	$65	$60
Total allowance for credit losses at end of period	$958	$947	$958	$947
Net loan charge-offs to average total loans	.85%	.27%	.48%	.26%
Allowance for loan and lease losses to period-end loans	.96	0.99	.96	0.99
Allowance for credit losses to period-end loans	1.03	1.06	1.03	1.06
Allowance for loan and lease losses to nonperforming loans	152.6	137.5	152.6	137.5
Allowance for credit losses to nonperforming loans	163.8	146.8	163.8	146.8

Discontinued operations — education lending business:
Loans charged off	$1	$4	$9	$11
Recoveries	1	1	3	4
Net loan charge-offs	$—	$(3)	$(6)	$(7)

(a)	Included in “accrued expense and other liabilities” on the balance sheet.

Nonperforming assets

Figure 28 shows the composition of our nonperforming assets. As shown in Figure 28, nonperforming assets at September 30, 2019, increased $134 million from December 31, 2018. This increase was primarily driven by the transfer of three criticized commercial loans as well as a number of consumer residential mortgages that were moved to nonperforming loans held for sale.

Overall, our credit quality trends remain benign. For a summary of our nonaccrual and charge-off policies, see Note 1 (“Summary of Significant Accounting Policies”) under the headings “Nonperforming Loans,” “Impaired Loans,” and “Allowance for Loan and Lease Losses” beginning on page 100 of our 2018 Form 10-K.

Figure 28. Summary of Nonperforming Assets and Past Due Loans from Continuing Operations

dollars in millions	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Commercial and industrial	$238	$189	$170	$152	$227
Real estate — commercial mortgage	92	85	82	81	98
Real estate — construction	2	2	2	2	2
Total commercial real estate loans (a)	94	87	84	83	100
Commercial lease financing	7	7	9	9	10
Total commercial loans (b)	339	283	263	244	337
Real estate — residential mortgage	42	62	64	62	62
Home equity loans	179	191	195	210	221
Consumer direct loans	3	3	3	4	4
Credit cards	2	2	3	2	2
Consumer indirect loans	20	20	20	20	19
Total consumer loans	246	278	285	298	308
Total nonperforming loans (c)	585	561	548	542	645
OREO	39	38	40	35	28
Nonperforming loans held for sale	78	—	—	—	—
Other nonperforming assets	9	9	9	—	1
Total nonperforming assets (c)	$711	$608	$597	$577	$674
Accruing loans past due 90 days or more	$54	$74	$118	$112	$87
Accruing loans past due 30 through 89 days	366	299	290	312	368
Restructured loans — accruing and nonaccruing (d)	347	395	365	399	366
Restructured loans included in nonperforming loans (d)	176	228	198	247	211
Nonperforming assets from discontinued operations — education lending business	7	7	7	8	6
Nonperforming loans to period-end portfolio loans (c)	.63%	.61%	.61%	.61%	.72%
Nonperforming assets to period-end portfolio loans plus OREO and other nonperforming assets (c)	.77	.66%	.66%	.64%	.75%

(a)	See Figure 10 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial real estate loan portfolio.

(b)	See Figure 9 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial loan portfolio.

(c)
Nonperforming loan balances exclude $497 million, $518 million, $551 million, $575 million, and $606 million of PCI loans at September 30, 2019, June 30, 2019, March 31, 2019, December 31, 2018, and September 30, 2018, respectively.

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

Figure 29 shows the types of activity that caused the change in our nonperforming loan balance during each of the last five quarters.

Figure 29. Summary of Changes in Nonperforming Loans from Continuing Operations

	2019			2018
in millions	Third	Second	First	Fourth	Third
Balance at beginning of period	$561	$548	$542	$645	$545
Loans placed on nonaccrual status	271	189	196	103	263
Charge-offs	(91)	(84)	(91)	(92)	(81)
Loans sold	—	(38)	(18)	(16)	—
Payments	(37)	(23)	(22)	(53)	(57)
Transfers to OREO	(4)	(4)	(8)	(10)	(5)
Transfers to nonperforming loans held for sale	(78)	—	—	—	—
Transfers to other nonperforming assets	—	—	(13)	—	—
Loans returned to accrual status	(37)	(27)	(38)	(35)	(20)
Balance at end of period (a)	$585	$561	$548	$542	$645

(a)
Nonperforming loan balances exclude $497 million, $518 million, $551 million, $575 million, and $606 million of PCI loans at September 30, 2019, June 30, 2019, March 31, 2019, December 31, 2018, and September 30, 2018, respectively.

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

		Three months ended					Nine months ended
dollars in millions		9/30/2019	6/30/2019	3/31/2019	12/31/2018	9/30/2018	9/30/2019	9/30/2018
Tangible common equity to tangible assets at period-end
Key shareholders’ equity (GAAP)		$17,116	$16,969	$15,924	$15,595	$15,208
Less:	Intangible assets (a)	2,928	2,952	2,804	2,818	2,838
	Preferred Stock (b)	1,856	1,856	1,421	1,421	1,421
	Tangible common equity (non-GAAP)	$12,332	$12,161	$11,699	$11,356	$10,949
Total assets (GAAP)		$146,691	$144,545	$141,515	$139,613	$138,805
Less:	Intangible assets (a)	2,928	2,952	2,804	2,818	2,838
	Tangible assets (non-GAAP)	$143,763	$141,593	$138,711	$136,795	$135,967
	Tangible common equity to tangible assets ratio (non-GAAP)	8.58%	8.59%	8.43%	8.30%	8.05%
Average tangible common equity
Average Key shareholders’ equity (GAAP)		$17,113	$16,531	$15,702	$15,384	$15,210	$16,454	$15,045
Less:	Intangible assets (average) (c)	2,942	2,959	2,813	2,828	2,848	2,905	2,882
	Preferred Stock (average)	1,900	1,762	1,450	1,450	1,316	1,705	1,123
	Average tangible common equity (non-GAAP)	$12,271	$11,810	$11,439	$11,106	$11,046	$11,844	$11,040
Return on average tangible common equity from continuing operations
Net income (loss) from continuing operations attributable to Key common shareholders (GAAP)		$383	$403	$386	$459	$468	$1,172	$1,334
Average tangible common equity (non-GAAP)		12,271	11,810	11,439	11,106	11,046	11,844	11,040
Return on average tangible common equity from continuing operations (non-GAAP)		12.38%	13.69%	13.69%	16.40%	16.81%	13.23%	16.16%
Return on average tangible common equity consolidated
Net income (loss) attributable to Key common shareholders (GAAP)		$386	$405	$387	$461	$468	$1,178	$1,339
Average tangible common equity (non-GAAP)		12,271	11,810	11,439	11,106	11,046	11,844	11,040
Return on average tangible common equity consolidated (non-GAAP)		12.48%	13.75%	13.72%	16.47%	16.81%	13.30%	16.22%

(a)
For the three months ended September 30, 2019, June 30, 2019, March 31, 2019, December 31, 2018, and September 30, 2018, intangible assets exclude $9 million, $10 million, $12 million, $14 million, and $17 million, respectively, of period-end purchased credit card receivables.

(b)	Net of capital surplus.

(c)
For the three months ended September 30, 2019, June 30, 2019, March 31, 2019, December 31, 2018, and September 30, 2018, average intangible assets exclude $9 million, $11 million, $13 million, $15 million, and $18 million, respectively, of average purchased credit card receivables. For the nine months ended September 30, 2019, and September 30, 2018, average intangible assets exclude $11 million and $21 million, respectively, of average purchase credit card receivables.

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

		Three months ended					Nine months ended
dollars in millions		9/30/2019	6/30/2019	3/31/2019	12/31/2018	9/30/2018	9/30/2019	9/30/2018
Cash efficiency ratio
Noninterest expense (GAAP)		$939	$1,019	$963	$1,012	$964	$2,921	$2,963
Less:	Intangible asset amortization	26	22	22	22	23	70	77
Adjusted noninterest expense (non-GAAP)		$913	$997	$941	$990	$941	$2,851	$2,886
Net interest income (GAAP)		$972	$981	$977	$1,000	$986	$2,930	$2,909
Plus:	Taxable-equivalent adjustment	8	8	8	8	7	24	23
	Noninterest income (GAAP)	650	622	536	645	609	1,808	1,870
Total taxable-equivalent revenue (non-GAAP)		$1,630	$1,611	$1,521	$1,653	$1,602	$4,762	$4,802
Cash efficiency ratio (non-GAAP)		56.0%	61.9%	61.9%	59.9%	58.7%	59.9%	60.1%

Traditionally, the banking regulators have assessed bank and bank holding company capital adequacy based on both the amount and the composition of capital, the calculation of which is prescribed in federal banking regulations. In October 2013, the federal banking regulators published the final Basel III capital framework for U.S. banking organizations (the “Regulatory Capital Rules”). The Regulatory Capital Rules require higher and better-quality capital and introduced a new capital measure, “Common Equity Tier 1,” a non-GAAP financial measure. The mandatory compliance date for Key as a “standardized approach” banking organization began on January 1, 2015, subject to transitional provisions.

Three months ended
9/30/2019
Common Equity Tier 1 under the RCR (estimates)
Common Equity Tier 1 under current RCR	$12,292
Adjustments from current RCR to the fully phased-in RCR:
Deferred tax assets and other intangible assets (a)	—
Common Equity Tier 1 anticipated under the fully phased-in RCR (b)	$12,292

Net risk-weighted assets under current RCR	$129,702
Adjustments from current RCR to the fully phased-in RCR:
Mortgage servicing assets (c)	838
Deferred tax assets	201
All other assets	—
Total risk-weighted assets anticipated under the fully phased-in RCR (b)	$130,741

Common Equity Tier 1 ratio under the fully phased-in RCR (b)	9.40%

(a)
Includes the deferred tax assets subject to future taxable income for realization, primarily tax credit carryforwards, as well as intangible assets (other than goodwill and mortgage servicing assets) subject to the transition provisions of the final rule.

(b)	The anticipated amount of regulatory capital and risk-weighted assets is based upon the federal banking agencies’ RCR (fully phased-in); Key is subject to the RCR under the “standardized approach.”

(c)	Item is included in the 25% exceptions bucket calculation and is risk-weighted at 250%.

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

During the first nine months of 2019, we did not significantly alter the manner in which we applied our critical accounting policies or developed related assumptions and estimates.

Accounting and Reporting Developments

Accounting Guidance Pending Adoption at September 30, 2019

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

We have formed cross-functional implementation working groups comprised of teams throughout Key, including finance, credit, and modeling. The implementation team has completed the development and testing of loss forecasting models, including establishment of macroeconomic forecasting methodologies and approaches to meet the requirements of the new guidance.

We have completed parallel runs through the third quarter of 2019, focused on challenging model outputs, and are currently conducting more comprehensive parallel run productions incorporating qualitative factors, governance activities, internal controls, and financial reporting. We continue to review and refine the overall process.  We currently expect to utilize a two-year reasonable and supportable forecast period for all portfolio segments and will revert to our historical loss experience outside of the forecast period leveraging historical macroeconomic variables.

The ultimate effect of the standard on our allowance for credit losses will be dependent on macroeconomic conditions and forecasts as well as the size and composition of our loans, net investment in leases, debt securities, and certain financial assets at January 1, 2020, as well as any refinements to our models, methodology, and other key assumptions.  Based on current macroeconomic forecasts and our loans and net investment in leases as of September 30, 2019, we expect the allowance for loan and lease losses to increase by approximately 20% to 30% as compared to our current reserve levels as a result of the adoption of this guidance. The estimated allowance for loan and lease losses on longer duration consumer loans and lines of credit is expected to more than double to cover the full remaining expected life of loans and commitments.  The estimated overall increase is offset by an expected decrease in the allowance for loan and lease losses for our shorter duration commercial loans and leases. We will continue to evaluate and refine the result of our loss estimates throughout the rest of 2019.

We do not expect to record a material allowance for credit losses on available-for-sale or held-to-maturity debt securities as a result of the adoption of this guidance.

The allowance for credit losses to be recorded at the January 1, 2020, transition date may differ from our estimate due to further process refinement and accounting for changes in balances, economics, and other assumptions.

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
The adoption of this accounting guidance will not result in significant changes to our disclosures, and there will be no effect on our financial condition or results of operations.

European Sovereign and Nonsovereign Debt Exposures

Our total European sovereign and Nonsovereign debt exposure is presented in Figure 30.

Figure 30. European Sovereign and Nonsovereign Debt Exposures

September 30, 2019	Short- and Long- Term Commercial Total (a)	Foreign Exchange and Derivatives with Collateral (b)	Net Exposure
in millions
France:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	$2	$2
Nonsovereign non-financial institutions	$2	—	2
Total	2	2	4
Germany:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	—	—
Nonsovereign non-financial institutions	18	—	18
Total	18	—	18
Italy:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	—	—
Nonsovereign non-financial institutions	3	—	3
Total	3	—	3
Luxembourg:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	—	—
Nonsovereign non-financial institutions	10	—	10
Total	10	—	10
United Kingdom:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	246	246
Nonsovereign non-financial institutions	1	—	1
Total	1	246	247
Total Europe:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	248	248
Nonsovereign non-financial institutions	34	—	34
Total	$34	$248	$282

(a)	Represents our outstanding leases.

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

Item 1. Financial Statements

Consolidated Balance Sheets

in millions, except per share data	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Cash and due from banks	$636	$678
Short-term investments	3,351	2,562
Trading account assets	963	849
Securities available for sale	22,378	19,428
Held-to-maturity securities (fair value: $10,606 and $11,122)	10,490	11,519
Other investments	620	666
Loans, net of unearned income of $630 and $678	92,760	89,552
Less: Allowance for loan and lease losses	(893)	(883)
Net loans	91,867	88,669
Loans held for sale (a)	1,598	1,227
Premises and equipment	815	882
Goodwill	2,664	2,516
Other intangible assets	272	316
Corporate-owned life insurance	4,216	4,171
Accrued income and other assets	5,881	5,030
Discontinued assets	940	1,100
Total assets	$146,691	$139,613
LIABILITIES
Deposits in domestic offices:
NOW and money market deposit accounts	$65,604	$59,918
Savings deposits	4,668	4,854
Certificates of deposit ($100,000 or more)	7,194	7,913
Other time deposits	5,300	5,332
Total interest-bearing deposits	82,766	78,017
Noninterest-bearing deposits	28,883	29,292
Total deposits	111,649	107,309
Federal funds purchased and securities sold under repurchase agreements	182	319
Bank notes and other short-term borrowings	700	544
Accrued expense and other liabilities	2,574	2,113
Long-term debt	14,470	13,732
Total liabilities	129,575	124,017
EQUITY
Preferred stock	1,900	1,450
Common Shares, $1 par value; authorized 2,100,000,000 and 1,400,000,000 shares; issued 1,256,702,081 and 1,256,702,081 shares	1,257	1,257
Capital surplus	6,287	6,331
Retained earnings	12,209	11,556
Treasury stock, at cost (268,164,104 and 237,198,944 shares)	(4,696)	(4,181)
Accumulated other comprehensive income (loss)	159	(818)
Key shareholders’ equity	17,116	15,595
Noncontrolling interests	—	1
Total equity	17,116	15,596
Total liabilities and equity	$146,691	$139,613

(a)	Total loans held for sale include real estate — residential mortgage loans held for sale at fair value of $101 million at September 30, 2019, and $54 million at December 31, 2018.
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Income

dollars in millions, except per share amounts	Three months ended September 30,		Nine months ended September 30,
(Unaudited)	2019	2018	2019	2018
INTEREST INCOME
Loans	$1,073	$1,025	$3,221	$2,965
Loans held for sale	18	12	46	40
Securities available for sale	136	102	400	294
Held-to-maturity securities	64	72	199	213
Trading account assets	7	7	24	21
Short-term investments	16	15	49	31
Other investments	3	6	11	17
Total interest income	1,317	1,239	3,950	3,581
INTEREST EXPENSE
Deposits	227	140	652	343
Federal funds purchased and securities sold under repurchase agreements	—	1	1	10
Bank notes and other short-term borrowings	4	4	13	17
Long-term debt	114	108	354	302
Total interest expense	345	253	1,020	672
NET INTEREST INCOME	972	986	2,930	2,909
Provision for credit losses	200	62	336	187
Net interest income after provision for credit losses	772	924	2,594	2,722
NONINTEREST INCOME
Trust and investment services income	118	117	355	378
Investment banking and debt placement fees	176	166	449	464
Service charges on deposit accounts	86	85	251	265
Operating lease income and other leasing gains	42	35	123	61
Corporate services income	63	52	171	175
Cards and payments income	69	69	208	202
Corporate-owned life insurance income	32	34	97	98
Consumer mortgage income	14	9	32	23
Mortgage servicing fees	23	19	68	61
Other income (a)	27	23	54	143
Total noninterest income	650	609	1,808	1,870
NONINTEREST EXPENSE
Personnel	547	553	1,699	1,733
Net occupancy	72	76	217	233
Computer processing	53	52	163	155
Business services and professional fees	43	43	132	135
Equipment	27	27	75	79
Operating lease expense	33	31	91	88
Marketing	26	26	69	77
FDIC assessment	7	21	23	63
Intangible asset amortization	26	23	70	77
OREO expense, net	3	3	10	5
Other expense	102	109	372	318
Total noninterest expense	939	964	2,921	2,963
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	483	569	1,481	1,629
Income taxes	70	87	239	252
INCOME (LOSS) FROM CONTINUING OPERATIONS	413	482	1,242	1,377
Income (loss) from discontinued operations	3	—	6	5
NET INCOME (LOSS)	416	482	1,248	1,382
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO KEY	$416	$482	$1,248	$1,382
Income (loss) from continuing operations attributable to Key common shareholders	$383	$468	$1,172	$1,334
Net income (loss) attributable to Key common shareholders	386	468	1,178	1,339
Per Common Share:
Income (loss) from continuing operations attributable to Key common shareholders	$.39	$.45	$1.17	$1.27
Income (loss) from discontinued operations, net of taxes	—	—	.01	.01
Net income (loss) attributable to Key common shareholders (b)	.39	.45	1.18	1.28
Per Common Share — assuming dilution:
Income (loss) from continuing operations attributable to Key common shareholders	$.38	$.45	$1.16	$1.26
Income (loss) from discontinued operations, net of taxes	—	—	.01	.01
Net income (loss) attributable to Key common shareholders (b)	.39	.45	1.17	1.26
Cash dividends declared per Common Share	$.185	$.17	$.525	$.395
Weighted-average Common Shares outstanding (000)	988,319	1,036,479	998,268	1,048,397
Effect of Common Share options and other stock awards	10,009	13,497	9,632	14,419
Weighted-average Common Shares and potential Common Shares outstanding (000) (c)	998,328	1,049,976	1,007,900	1,062,816

(a)
For the three and nine months ended September 30, 2019, net securities gains (losses) totaled $15 million. For the three and nine months ended September 30, 2018, net securities gains (losses) totaled less than $1 million. For the three and nine months ended September 30, 2019, and September 30, 2018, Key did not have any impairment losses related to securities.

(b)	EPS may not foot due to rounding.

(c)	Assumes conversion of Common Share options and other stock awards and/or convertible preferred stock, as applicable.
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Comprehensive Income

in millions	Three months ended September 30,		Nine months ended September 30,
(Unaudited)	2019	2018	2019	2018
Net income (loss)	$416	$482	$1,248	$1,382
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale, net of income taxes of ($29), ($22), ($176), and ($89)	93	(72)	568	(288)
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of ($21), ($5), ($120) and ($29)	68	(12)	386	(92)
Foreign currency translation adjustments, net of income taxes of $0, $0, ($1) and $3	—	1	4	(15)
Net pension and postretirement benefit costs, net of income taxes of $0, $1, ($6) and $3	—	2	19	8
Total other comprehensive income (loss), net of tax	161	(81)	977	(387)
Comprehensive income (loss)	577	401	2,225	995
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	—
Comprehensive income (loss) attributable to Key	$577	$401	$2,225	$995

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Changes in Equity

	Key Shareholders’ Equity
dollars in millions, except per share amounts (Unaudited)	Preferred Shares Outstanding (000)	Common Shares Outstanding (000)	Preferred Stock	Common Shares	Capital Surplus	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
BALANCE AT DECEMBER 31, 2018	946	1,019,503	$1,450	$1,257	$6,331	$11,556	$(4,181)	$(818)	$1
Net income (loss)						1,248			—
Other comprehensive income (loss)								977
Deferred compensation					6
Cash dividends declared
Common Shares ($.525 per share)						(525)
Series D Preferred Stock ($37.50 per depositary share)						(20)
Series E Preferred Stock ($1.148439 per depositary share)						(23)
Series F Preferred Stock ($1.059375 per depositary share)						(18)
Series G Preferred Stock ($.53125 per depositary share)						(9)
Issuance of Series G Preferred Stock	450		450		(15)
Open market Common Share repurchases		(35,400)					(594)
Employee equity compensation program Common Share repurchases		(1,880)			(3)		(33)
Common Shares reissued (returned) for stock options and other employee benefit plans		6,315			(32)		112
Net contribution from (distribution to) noncontrolling interests									(1)
BALANCE AT SEPTEMBER 30, 2019	1,396	988,538	$1,900	$1,257	$6,287	$12,209	$(4,696)	$159	$—

BALANCE AT JUNE 30, 2019	1,396	1,003,114	$1,900	$1,257	$6,266	$12,005	$(4,457)	$(2)	$2
Net income (loss)						416			—
Other comprehensive income (loss)								161
Deferred compensation					5
Cash dividends declared
Common Shares ($.185 per share)						(182)
Series D Preferred Stock ($12.50 per depositary share)						(7)
Series E Preferred Stock ($.382813 per depositary share)						(8)
Series F Preferred Stock ($.353125 per depositary share)						(6)
Series G Preferred Stock ($.53125 per depositary share)						(9)
Open market Common Share repurchases		(15,075)					(248)
Employee equity compensation program Common Share repurchases		(2)			—		—
Common Shares reissued (returned) for stock options and other employee benefit plans		501			16		9
Net contribution from (distribution to) noncontrolling interests									$—
BALANCE AT SEPTEMBER 30, 2019	1,396	988,538	$1,900	$1,257	$6,287	$12,209	$(4,696)	$159	$—

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Changes in Equity

	Key Shareholders’ Equity
dollars in millions, except per share amounts (Unaudited)	Preferred Shares Outstanding (000)	Common Shares Outstanding (000)	Preferred Stock	Common Shares	Capital Surplus	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
BALANCE AT DECEMBER 31, 2017	521	1,069,084	$1,025	$1,257	$6,335	$10,335	$(3,150)	$(779)	$2
Cumulative effect from changes in accounting principle (a)						(2)
Other reclassification of AOCI						5
Net income (loss)						1,382			—
Other comprehensive income (loss)								(387)
Deferred compensation					16
Cash dividends declared
Common Shares ($.395 per share)						(415)
Series D Preferred Stock ($37.50 per depositary share)						(20)
Series E Preferred Stock ($1.148439 per depositary share)						(23)
Issuance of Series F Preferred Stock	425		425		(13)
Open market Common Share repurchases		(38,806)					(820)
Employee equity compensation program Common Share repurchases		(2,271)					(47)
Common Shares reissued (returned) for stock options and other employee benefit plans		6,280			(23)		107
BALANCE AT SEPTEMBER 30, 2018	946	1,034,287	$1,450	$1,257	$6,315	$11,262	$(3,910)	$(1,166)	$2

BALANCE AT JUNE 30, 2018	521	1,058,944	$1,025	$1,257	$6,315	$10,970	$(3,382)	$(1,085)	$2
Other reclassification of AOCI						—
Net income (loss)						482			—
Other comprehensive income (loss):								$(81)
Deferred compensation					4
Cash dividends declared
Common Shares ($.17 per share)						(176)
Series D Preferred Stock ($12.50 per depositary share)						(7)
Series E Preferred Stock ($.382813 per depositary share)						(7)
Issuance of Series F Preferred Stock	425		425		(13)
Open market Common Share repurchases		(25,368)					(541)
Employee equity compensation program Common Share repurchases		(50)					(1)
Common shares reissued (returned) for stock options and other employee benefit plans		761			9		14
BALANCE AT SEPTEMBER 30, 2018	946	1,034,287	$1,450	$1,257	$6,315	$11,262	$(3,910)	$(1,166)	$2

(a)	Includes the impact of implementing ASU 2014-09, ASU 2016-01, and ASU 2017-12.
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows

in millions	Nine months ended September 30,
(Unaudited)	2019	2018
OPERATING ACTIVITIES
Net income (loss)	$1,248	$1,382
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for credit losses	336	187
Depreciation and amortization expense, net	183	290
Accretion of acquired loans	39	69
Increase in cash surrender value of corporate-owned life insurance	(86)	(84)
Stock-based compensation expense	72	78
FDIC reimbursement (payments), net of FDIC expense	—	2
Deferred income taxes (benefit)	81	103
Proceeds from sales of loans held for sale	8,103	8,234
Originations of loans held for sale, net of repayments	(8,063)	(8,631)
Net losses (gains) on sales of loans held for sale	(126)	(130)
Net losses (gains) and writedown on OREO	6	(2)
Net losses (gains) on leased equipment	(16)	(34)
Net securities losses (gains)	(15)	—
Net losses (gains) on sales of fixed assets	(1)	8
Net decrease (increase) in trading account assets	(114)	(122)
Gain on sale of KIBS	—	(83)
Other operating activities, net	252	(473)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,899	794
INVESTING ACTIVITIES
Cash received (used) in acquisitions, net of cash acquired	(185)	—
Proceeds from sale of KIBS	—	124
Net decrease (increase) in short-term investments, excluding acquisitions	(789)	2,175
Purchases of securities available for sale	(4,618)	(3,058)
Proceeds from sales of securities available for sale	24	—
Proceeds from prepayments and maturities of securities available for sale	2,395	2,456
Proceeds from prepayments and maturities of held-to-maturity securities	1,054	1,206
Purchases of held-to-maturity securities	(22)	(1,242)
Purchases of other investments	(33)	(21)
Proceeds from sales of other investments	40	36
Proceeds from prepayments and maturities of other investments	39	37
Net decrease (increase) in loans, excluding acquisitions, sales and transfers	(4,122)	(3,249)
Proceeds from sales of portfolio loans	245	143
Proceeds from corporate-owned life insurance	41	60
Purchases of premises, equipment, and software	(58)	(73)
Proceeds from sales of premises and equipment	17	1
Proceeds from sales of OREO	14	22
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(5,958)	(1,383)
FINANCING ACTIVITIES
Net increase (decrease) in deposits, excluding acquisitions	4,340	545
Net increase (decrease) in short-term borrowings	19	911
Net proceeds from issuance of long-term debt	2,113	1,802
Payments on long-term debt	(1,675)	(2,127)
Issuance of preferred shares	435	412
Open market Common Share repurchases	(594)	(820)
Employee equity compensation program Common Share repurchases	(33)	(47)
Net proceeds from reissuance of Common Shares	7	19
Cash dividends paid	(595)	(458)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	4,017	237
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	(42)	(352)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	678	671
CASH AND DUE FROM BANKS AT END OF PERIOD	$636	$319
Additional disclosures relative to cash flows:
Interest paid	$950	$632
Income taxes paid (refunded)	(22)	22
Noncash items:
Reduction of secured borrowing and related collateral	$3	18
Loans transferred to portfolio from held for sale	5	21
Loans transferred to held for sale from portfolio	290	7
Loans transferred to OREO	22	19
CMBS risk retentions	17	—
ABS risk retentions	12	—

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

Our basic and diluted earnings per Common Share are calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
dollars in millions, except per share amounts	2019	2018	2019	2018
EARNINGS
Income (loss) from continuing operations	$413	$482	$1,242	$1,377
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—
Income (loss) from continuing operations attributable to Key	413	482	1,242	1,377
Less: Dividends on Preferred Stock	30	14	70	43
Income (loss) from continuing operations attributable to Key common shareholders	383	468	1,172	1,334
Income (loss) from discontinued operations, net of taxes	3	—	6	5
Net income (loss) attributable to Key common shareholders	$386	$468	$1,178	$1,339
WEIGHTED-AVERAGE COMMON SHARES
Weighted-average Common Shares outstanding (000)	988,319	1,036,479	998,268	1,048,397
Effect of Common Share options and other stock awards	10,009	13,497	9,632	14,419
Weighted-average Common Shares and potential Common Shares outstanding (000) (a)	998,328	1,049,976	1,007,900	1,062,816
EARNINGS PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.39	$.45	$1.17	$1.27
Income (loss) from discontinued operations, net of taxes	—	—	.01	.01
Net income (loss) attributable to Key common shareholders (b)	.39	.45	1.18	1.28

Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$.38	$.45	$1.16	$1.26
Income (loss) from discontinued operations, net of taxes — assuming dilution	—	—	.01	.01
Net income (loss) attributable to Key common shareholders — assuming dilution (b)	.39	.45	1.17	1.26

(a)	Assumes conversion of Common Share options and other stock awards and/or convertible preferred stock, as applicable.

(b)	EPS may not foot due to rounding.

3. Loan Portfolio

in millions	September 30, 2019	December 31, 2018
Commercial and industrial (a)	$48,362	$45,753
Commercial real estate:
Commercial mortgage	13,167	14,285
Construction	1,480	1,666
Total commercial real estate loans	14,647	15,951
Commercial lease financing (b)	4,470	4,606
Total commercial loans	67,479	66,310
Residential — prime loans:
Real estate — residential mortgage	6,527	5,513
Home equity loans	10,456	11,142
Total residential — prime loans	16,983	16,655
Consumer direct loans	2,789	1,809
Credit cards	1,105	1,144
Consumer indirect loans	4,404	3,634
Total consumer loans	25,281	23,242
Total loans (c)	$92,760	$89,552

(a)	Loan balances include $147 million and $132 million of commercial credit card balances at September 30, 2019, and December 31, 2018, respectively.

(b)
Commercial lease financing includes receivables held as collateral for a secured borrowing of $10 million and $10 million at September 30, 2019, and December 31, 2018, respectively. Principal reductions are based on the cash payments received from these related receivables. Additional information pertaining to this secured borrowing is included in Note 19 (“Long-Term Debt”) beginning on page 160 of our 2018 Form 10-K.

(c)	Total loans exclude loans of $915 million at September 30, 2019, and $1.1 billion at December 31, 2018, related to the discontinued operations of the education lending business.

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

Commercial Credit Exposure — Excluding PCI
Credit Risk Profile by Creditworthiness Category (a), (b)

	Commercial and industrial		RE — Commercial		RE — Construction		Commercial lease		Total
in millions	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
RATING	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Pass	$46,604	$44,138	$12,608	$13,672	$1,447	$1,537	$4,431	$4,557	$65,090	$63,904
Criticized (Accruing)	1,470	1,402	319	354	30	125	32	41	1,851	1,922
Criticized (Nonaccruing)	238	152	93	81	2	2	7	8	340	243
Total	$48,312	$45,692	$13,020	$14,107	$1,479	$1,664	$4,470	$4,606	$67,281	$66,069

(a)	Credit quality indicators are updated on an ongoing basis and reflect credit quality information as of the dates indicated.

(b)
The term criticized refers to those loans that are internally classified by Key as special mention or worse, which are asset quality categories defined by regulatory authorities. These assets have an elevated level of risk and may have a high probability of default or total loss. Pass rated refers to all loans not classified as criticized.

Consumer Credit Exposure — Excluding PCI
Non-PCI Loans by Refreshed FICO Score (a)

	Residential — Prime		Consumer direct loans		Credit cards		Consumer indirect loans		Total
in millions	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
FICO SCORE	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
750 and above	$10,343	$9,794	$1,116	$549	$503	$521	$2,075	$1,647	$14,037	$12,511
660 to 749	4,736	4,906	912	700	481	507	1,566	1,320	7,695	7,433
Less than 660	1,315	1,411	210	224	121	116	578	565	2,224	2,316
No Score	293	213	548	333	—	—	185	102	1,026	648
Total	$16,687	$16,324	$2,786	$1,806	$1,105	$1,144	$4,404	$3,634	$24,982	$22,908

(a)
Borrower FICO scores provide information about the credit quality of our consumer loan portfolio as they provide an indication as to the likelihood that a debtor will repay its debts. The scores are obtained from a nationally recognized consumer rating agency and are presented in the above table at the dates indicated.

Commercial Credit Exposure — PCI
Credit Risk Profile by Creditworthiness Category (a), (b)

	Commercial and Industrial		RE — Commercial		RE — Construction		Commercial Lease		Total
in millions	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
RATING	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Pass	$30	$37	$112	$125	$1	$2	—	—	$143	$164
Criticized	20	24	35	53	—	—	—	—	55	77
Total	$50	$61	$147	$178	$1	$2	—	—	$198	$241

(a)	Credit quality indicators are updated on an ongoing basis and reflect credit quality information as of the dates indicated.

(b)
The term “criticized” refers to those loans that are internally classified by Key as special mention or worse, which are asset quality categories defined by regulatory authorities. These assets have an elevated level of risk and may have a high probability of default or total loss. Pass rated refers to all loans not classified as criticized.

Consumer Credit Exposure — PCI
PCI Loans by Refreshed FICO Score (a)

	Residential — Prime		Consumer direct loans		Credit cards		Consumer indirect loans		Total
in millions	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
FICO SCORE	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
750 and above	$113	$137	1	—	—	—	—	—	$114	$137
660 to 749	94	95	$1	$1	—	—	—	—	95	96
Less than 660	83	97	1	2	—	—	—	—	84	99
No Score	6	2	—	—	—	—	—	—	6	2
Total	$296	$331	$3	$3	—	—	—	—	$299	$334

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

The following aging analysis of past due and current loans as of September 30, 2019, and December 31, 2018, provides further information regarding Key’s credit exposure.

Aging Analysis of Loan Portfolio(a)

September 30, 2019	Current	30-59 Days Past Due (b)	60-89 Days Past Due (b)	90 and Greater Days Past Due (b)	Non-performing Loans	Total Past Due and Non-performing Loans	Purchased Credit Impaired	Total Loans (c)
in millions
LOAN TYPE
Commercial and industrial	$47,888	$101	$71	$14	$238	$424	$50	$48,362
Commercial real estate:
Commercial mortgage	12,881	26	11	10	92	139	147	13,167
Construction	1,467	7	2	1	2	12	1	1,480
Total commercial real estate loans	14,348	33	13	11	94	151	148	14,647
Commercial lease financing	4,435	18	8	2	7	35	—	4,470
Total commercial loans	$66,671	$152	$92	$27	$339	$610	$198	$67,479
Real estate — residential mortgage	$6,185	$12	$5	$1	$42	$60	$282	$6,527
Home equity loans	10,217	31	9	6	179	225	14	10,456
Consumer direct loans	2,762	9	5	7	3	24	3	2,789
Credit cards	1,079	7	6	11	2	26	—	1,105
Consumer indirect loans	4,344	31	7	2	20	60	—	4,404
Total consumer loans	$24,587	$90	$32	$27	$246	$395	$299	$25,281
Total loans	$91,258	$242	$124	$54	$585	$1,005	$497	$92,760

(a)
Amounts in table represent recorded investment and exclude loans held for sale. Recorded investment represents the principal amount of the loan increased or decreased by net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs.

(b)
Past due loan amounts exclude PCI, even if contractually past due (or if we do not expect to collect principal or interest in full based on the original contractual terms), as we are currently accreting income over the remaining term of the loans.

(c)	Future accretable yield related to PCI loans is not included in the analysis of the loan portfolio.

December 31, 2018	Current	30-59 Days Past Due (b)	60-89 Days Past Due (b)	90 and Greater Days Past Due (b)	Non-performing Loans	Total Past Due and Non-performing Loans	Purchased Credit Impaired	Total Loans (c)
in millions
LOAN TYPE
Commercial and industrial	$45,375	$89	$31	$45	$152	$317	61	$45,753
Commercial real estate:
Commercial mortgage	13,957	27	17	25	81	150	178	14,285
Construction	1,646	—	13	3	2	18	2	1,666
Total commercial real estate loans	15,603	27	30	28	83	168	180	15,951
Commercial lease financing	4,580	12	1	4	9	26	—	4,606
Total commercial loans	$65,558	$128	$62	$77	$244	$511	241	$66,310
Real estate — residential mortgage	$5,119	$11	$3	$4	$62	$80	$314	$5,513
Home equity loans	10,862	31	12	10	210	263	17	11,142
Consumer direct loans	1,780	11	5	6	4	26	3	1,809
Credit cards	1,119	6	5	12	2	25	—	1,144
Consumer indirect loans	3,573	31	7	3	20	61	—	3,634
Total consumer loans	$22,453	$90	$32	$35	$298	$455	$334	$23,242
Total loans	$88,011	$218	$94	$112	$542	$966	$575	$89,552

(a)
Amounts in table represent recorded investment and exclude loans held for sale. Recorded investment represents the principal amount of the loan increased or decreased by net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs.

(b)
Past due loan amounts exclude PCI, even if contractually past due (or if we do not expect to collect principal or interest in full based on the original contractual terms), as we are currently accreting income over the remaining term of the loans.

(c)	Future accretable yield related to purchased credit impaired loans is not included in the analysis of the loan portfolio.

At September 30, 2019, the approximate carrying amount of our commercial nonperforming loans outstanding represented 77% of their original contractual amount owed, total nonperforming loans outstanding represented 81% of their original contractual amount owed, and nonperforming assets in total were carried at 84% of their original contractual amount owed.

Nonperforming loans and loans held for sale reduced expected interest income by $7 million and $24 million for the three and nine months ended September 30, 2019, respectively, and $8 million and $22 million for the three and nine months ended September 30, 2018, respectively.

The following tables set forth a further breakdown of individually impaired loans as of September 30, 2019, and December 31, 2018:

	September 30, 2019			December 31, 2018
	Recorded Investment (a)	Unpaid Principal Balance (b)	Specific Allowance	Recorded Investment (a)	Unpaid Principal Balance (b)	Specific Allowance
in millions
With no related allowance recorded:
Commercial and industrial	$199	$257	—	$118	$175	—
Commercial real estate:
Commercial mortgage	71	82	—	64	70	—
Total commercial real estate loans	71	82	—	64	70	—
Total commercial loans	270	339	—	182	245	—
Real estate — residential mortgage	3	3	—	4	5	—
Home equity loans	46	53	—	49	56	—
Consumer direct loans	—	1	—	1	1	—
Consumer indirect loans	2	4	—	2	4	—
Total consumer loans	51	61	—	56	66	—
Total loans with no related allowance recorded	321	400	—	238	311	—
With an allowance recorded:
Commercial and industrial	35	48	$15	44	47	$5
Commercial real estate:
Commercial mortgage	2	2	—	2	3	1
Total commercial real estate loans	2	2	—	2	3	1
Total commercial loans	37	50	15	46	50	6
Real estate — residential mortgage	40	61	4	45	70	3
Home equity loans	80	87	9	78	85	8
Consumer direct loans	4	4	—	3	3	—
Credit cards	3	3	—	3	3	—
Consumer indirect loans	32	33	3	34	34	2
Total consumer loans	159	188	16	163	195	13
Total loans with an allowance recorded	196	238	31	209	245	19
Total	$517	$638	$31	$447	$556	$19

(a)
The Recorded Investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on our Consolidated Balance Sheet.

(b)	The Unpaid Principal Balance represents the customer’s legal obligation to us.

The following table sets forth a further breakdown of the average individually impaired loans reported by Key:

Average Recorded Investment (a)	Three Months Ended September 30,		Nine Months Ended September 30,
in millions	2019	2018	2019	2018
Commercial and industrial	$209	$209	$198	$184
Commercial real estate:
Commercial mortgage	69	48	69	44
Total commercial real estate loans	69	48	69	44
Total commercial loans	278	257	267	228
Real estate — residential mortgage	45	49	46	49
Home equity loans	127	126	127	122
Consumer direct loans	4	4	4	4
Credit cards	3	3	3	3
Consumer indirect loans	35	35	35	34
Total consumer loans	214	217	215	212
Total	$492	$474	$482	$440

(a)
The Recorded Investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on our Consolidated Balance Sheet.

Interest income recognized on the outstanding balances of accruing impaired loans totaled $4 million and $10 million for the three and nine months ended September 30, 2019, respectively, and $4 million and $9 million for the three and nine months ended September 30, 2018, respectively.

TDRs

We classify loan modifications as TDRs when a borrower is experiencing financial difficulties and we have granted a concession without commensurate financial, structural, or legal consideration. Additional information pertaining to TDRs is included in Note 5 (“Asset Quality”) on page 117 of our 2018 Form 10-K.

As TDRs are individually evaluated for impairment under the specific reserve methodology, subsequent defaults do not generally have a significant additional impact on the ALLL. Commitments outstanding to lend additional funds to borrowers whose loan terms have been modified in TDRs were less than $1 million and $5 million at September 30, 2019, and December 31, 2018, respectively.

At September 30, 2019, and December 31, 2018, the recorded investment of consumer residential mortgage loans in the process of foreclosure was approximately $104 million and $113 million, respectively. At September 30, 2019, and December 31, 2018, we had $39 million and $35 million, respectively, of OREO, which represented the carrying value of foreclosed residential real estate.

The following table shows the post-modification outstanding recorded investment by concession type for our commercial and consumer accruing and nonaccruing TDRs that occurred during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions	2019	2018	2019	2018
Commercial loans:
Extension of Maturity Date	6	$20	$11	$20
Payment or Covenant Modification/Deferment	—	26	1	46
Bankruptcy Plan Modification	—	—	—	7
Increase in new commitment or new money	2	—	12	—
Total	8	$46	$24	$73
Consumer loans:
Interest rate reduction	$4	$4	$12	$22
Other	8	10	21	29
Total	$12	$14	$33	$51
Total commercial and consumer TDRs	$20	$60	$57	$124

The following table summarizes the change in the post-modification outstanding recorded investment of our accruing and nonaccruing TDRs during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions	2019	2018	2019	2018
Balance at beginning of the period	$395	$347	$399	$317
Additions	20	58	88	133
Payments	(65)	(28)	(123)	(69)
Charge-offs	(3)	(11)	(17)	(15)
Balance at end of period	$347	$366	$347	$366

A further breakdown of TDRs included in nonperforming loans by loan category for the periods indicated are as follows:

	September 30, 2019			December 31, 2018
	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
dollars in millions
LOAN TYPE
Nonperforming:
Commercial and industrial	51	$63	$49	35	$121	$85
Commercial real estate:
Commercial mortgage	7	66	60	6	66	62
Total commercial real estate loans	7	66	60	6	66	62
Total commercial loans	58	129	109	41	187	147
Real estate — residential mortgage	162	12	10	281	21	20
Home equity loans	704	42	41	1,142	66	63
Consumer direct loans	137	2	1	171	2	1
Credit cards	296	1	1	330	2	2
Consumer indirect loans	1,004	17	14	1,098	18	14
Total consumer loans	2,303	74	67	3,022	109	100
Total nonperforming TDRs	2,361	203	176	3,063	296	247
Prior-year accruing:(a)
Commercial and industrial	7	33	28	11	37	32
Commercial real estate
Commercial mortgage	1	—	—	2	—	—
Total commercial real estate loans	1	—	—	2	—	—
Total commercial loans	8	33	28	13	37	32
Real estate — residential mortgage	502	38	32	491	36	30
Home equity loans	1,796	105	86	1,403	82	64
Consumer direct loans	143	5	3	79	4	3
Credit cards	556	3	1	479	3	1
Consumer indirect loans	787	35	21	556	33	22
Total consumer loans	3,784	186	143	3,008	158	120
Total prior-year accruing TDRs	3,792	219	171	3,021	195	152
Total TDRs	6,153	$422	$347	6,084	$491	$399

(a)	All TDRs that were restructured prior to January 1, 2019, and January 1, 2018, and are fully accruing.

Commercial loan TDRs are considered defaulted when principal and interest payments are 90 days past due. Consumer loan TDRs are considered defaulted when principal and interest payments are more than 60 days past due. During the three months ended September 30, 2019, there were no commercial loan TDRs and 79 consumer loan TDRs with a combined recorded investment of $1 million that experienced payment defaults after modifications resulting in TDR status during 2018. During the three months ended September 30, 2018, there were no commercial loan TDRs and 82 consumer loan TDRs with a combined recorded investment of $2 million that experienced payment defaults after modifications resulting in TDR status during 2017.

During the nine months ended September 30, 2019, there were no commercial loan TDRs and 255 consumer loan TDRs with a combined recorded investment of $5 million that experienced payment defaults after modifications resulting in TDR status during 2018. During the nine months ended September 30, 2018, there were no commercial loan TDRs and 178 consumer loan TDRs with a combined recorded investment of $4 million that experienced payment defaults after modifications resulting in TDR status during 2017.

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

The ALLL at September 30, 2019, represents our best estimate of the incurred credit losses inherent in the loan portfolio at that date. The changes in the ALLL by loan category for the periods indicated are as follows:

Three months ended September 30, 2019:

in millions	June 30, 2019	Provision		Charge-offs		Recoveries	September 30, 2019
Commercial and Industrial	$549	$175		$(176)		$6	$554
Commercial real estate:
Real estate — commercial mortgage	139	(5)		—		—	134
Real estate — construction	24	(1)		—		—	23
Total commercial real estate loans	163	(6)		—		—	157
Commercial lease financing	35	—		(1)		1	35
Total commercial loans	747	169		(177)		7	746
Real estate — residential mortgage	7	1		(1)		—	7
Home equity loans	36	1		(6)		2	33
Consumer direct loans	32	10		(10)		2	34
Credit cards	44	11		(11)		2	46
Consumer indirect loans	24	7		(8)		4	27
Total consumer loans	143	30		(36)		10	147
Total ALLL — continuing operations	890	199	(a), (b)	(213)	(b)	17	893
Discontinued operations	12	(1)		(1)		1	11
Total ALLL — including discontinued operations	$902	$198		$(214)		$18	$904

(a)	Excludes a provision for losses on lending-related commitments of $1 million.

(b)	Includes the realization of a $123 million loss related to a previously disclosed fraud incident.

Three months ended September 30, 2018:

in millions	June 30, 2018	Provision		Charge-offs	Recoveries	September 30, 2018
Commercial and Industrial	$542	$34		$(38)	$5	$543
Commercial real estate:
Real estate — commercial mortgage	139	9		(6)	1	143
Real estate — construction	28	3		—	—	31
Total commercial real estate loans	167	12		(6)	1	174
Commercial lease financing	40	(2)		(4)	3	37
Total commercial loans	749	44		(48)	9	754
Real estate — residential mortgage	10	(1)		(2)	2	9
Home equity loans	37	(2)		(4)	3	34
Consumer direct loans	26	9		(10)	1	26
Credit cards	46	7		(10)	2	45
Consumer indirect loans	19	3		(7)	4	19
Total consumer loans	138	16		(33)	12	133
Total ALLL — continuing operations	887	60	(a)	(81)	21	887
Discontinued operations	14	3		(4)	1	14
Total ALLL — including discontinued operations	$901	$63		$(85)	$22	$901

(a)	Excludes a provision for losses on lending-related commitments of $2 million.

Nine months ended September 30, 2019:

in millions	December 31, 2018	Provision		Charge-offs		Recoveries	September 30, 2019
Commercial and Industrial	532	$242		$(242)		$22	$554
Commercial real estate:
Real estate — commercial mortgage	142	(4)		(6)		2	134
Real estate — construction	33	(6)		(4)		—	23
Total commercial real estate loans	175	(10)		(10)		2	157
Commercial lease financing	36	20		(25)		4	35
Total commercial loans	743	252		(277)		28	746
Real estate — residential mortgage	7	2		(3)		1	7
Home equity loans	35	8		(16)		6	33
Consumer direct loans	30	29		(30)		5	34
Credit cards	48	26		(34)		6	46
Consumer indirect loans	20	18		(24)		13	27
Total consumer loans	140	83		(107)		31	147
Total ALLL — continuing operations	883	335	(a), (b)	(384)	(b)	59	893
Discontinued operations	14	3		(9)		3	11
Total ALLL — including discontinued operations	$897	$338		$(393)		$62	$904

(a)	Excludes a provision for losses on lending-related commitments of $1 million.

(b)	Includes the realization of a $123 million loss related to a previously disclosed fraud incident.

Nine months ended September 30, 2018:

in millions	December 31, 2017	Provision		Charge-offs	Recoveries	September 30, 2018
Commercial and Industrial	$529	$110		$(114)	$18	$543
Commercial real estate:
Real estate — commercial mortgage	133	17		(9)	2	143
Real estate — construction	30	—		—	1	31
Total commercial real estate loans	163	17		(9)	3	174
Commercial lease financing	43	(1)		(9)	4	37
Total commercial loans	735	126		(132)	25	754
Real estate — residential mortgage	7	3		(3)	2	9
Home equity loans	43	(4)		(14)	9	34
Consumer direct loans	28	20		(27)	5	26
Credit cards	44	30		(34)	5	45
Consumer indirect loans	20	9		(22)	12	19
Total consumer loans	142	58		(100)	33	133
Total ALLL — continuing operations	877	184	(a)	(232)	58	887
Discontinued operations	16	5		(11)	4	14
Total ALLL — including discontinued operations	$893	$189		$(243)	$62	$901

(a)	Excludes a provision for losses on lending-related commitments of $3 million.

A breakdown of the individual and collective ALLL and the corresponding loan balances as of September 30, 2019, follows:

	Allowance			Outstanding
September 30, 2019	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired	Loans		Individually Evaluated for Impairment	Collectively Evaluated for Impairment		Purchased Credit Impaired
in millions
Commercial and industrial	$15	$538	$1	$48,362		$234	$48,078		$50
Commercial real estate:
Commercial mortgage	—	132	2	13,167		72	12,948		147
Construction	—	23	—	1,480		—	1,479		1
Total commercial real estate loans	—	155	2	14,647		72	14,427		148
Commercial lease financing	—	35	—	4,470		—	4,470		—
Total commercial loans	15	728	3	67,479		306	66,975		198
Real estate — residential mortgage	4	2	1	6,527		43	6,202		282
Home equity loans	9	24	—	10,456		126	10,316		14
Consumer direct loans	—	34	—	2,789		4	2,782		3
Credit cards	—	46	—	1,105		3	1,102		—
Consumer indirect loans	3	24	—	4,404		35	4,369		—
Total consumer loans	16	130	1	25,281		211	24,771		299
Total ALLL — continuing operations	31	858	4	92,760		517	91,746		497
Discontinued operations	2	9	—	915	(a)	23	892	(a)	—
Total ALLL — including discontinued operations	$33	$867	$4	$93,675		$540	$92,638		$497

(a)	Amount includes $2 million of loans carried at fair value that are excluded from ALLL consideration.

A breakdown of the individual and collective ALLL and the corresponding loan balances as of December 31, 2018, follows:

	Allowance			Outstanding
December 31, 2018	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired	Loans		Individually Evaluated for Impairment	Collectively Evaluated for Impairment		Purchased Credit Impaired
in millions
Commercial and Industrial	$5	$526	$1	$45,753		$162	$45,530		$61
Commercial real estate:
Commercial mortgage	—	139	3	14,285		66	14,041		178
Construction	—	33	—	1,666		—	1,664		2
Total commercial real estate loans	—	172	3	15,951		66	15,705		180
Commercial lease financing	—	36	—	4,606		—	4,606		—
Total commercial loans	5	734	4	66,310		228	65,841		241
Real estate — residential mortgage	3	4	—	5,513		49	5,150		314
Home equity loans	8	26	1	11,142		127	10,998		17
Consumer direct loans	—	30	—	1,809		4	1,802		3
Credit cards	—	48	—	1,144		3	1,141		—
Consumer indirect loans	3	17	—	3,634		36	3,598		—
Total consumer loans	14	125	1	23,242		219	22,689		334
Total ALLL — continuing operations	19	859	5	89,552		447	88,530		575
Discontinued operations	2	12	—	1,073	(a)	23	1,050	(a)	—
Total ALLL — including discontinued operations	$21	$871	$5	$90,625		$470	$89,580		$575

(a)	Amount includes $2 million of loans carried at fair value that are excluded from ALLL consideration.

The liability for credit losses inherent in unfunded lending-related commitments, such as letters of credit and unfunded loan commitments, is included in “accrued expense and other liabilities” on the balance sheet. We establish the amount of this reserve by considering both historical trends and current market conditions quarterly, or more often if deemed necessary.

Changes in the liability for credit losses on unfunded lending-related commitments are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
in millions	2019	2018	2019	2018
Balance at beginning of period	$64	$58	$64	$57
Provision (credit) for losses on lending-related commitments	1	2	1	3
Balance at end of period	$65	$60	$65	$60

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

We have PCI loans from two separate acquisitions, one in 2012 and one in 2016. The following tables present the roll-forward of the accretable yield and the beginning and ending outstanding unpaid principal balance and carrying amount of all PCI loans for the three and nine months ended September 30, 2019, and the twelve months ended December 31, 2018.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019			2019
in millions	Accretable Yield	Carrying Amount	Outstanding Unpaid Principal Balance	Accretable Yield	Carrying Amount	Outstanding Unpaid Principal Balance
Balance at beginning of period	$101	$513	$541	$117	$571	$607
Accretion	(9)			(28)
Net reclassifications from nonaccretable to accretable	10			18
Payments received, net	(2)			(7)
Balance at end of period	$100	$492	$518	$100	$492	$518

	Twelve Months Ended December 31,
	2018
in millions	Accretable Yield	Carrying Amount	Outstanding Unpaid Principal Balance
Balance at beginning of period	$131	$738	$803
Accretion	(42)
Net reclassifications from nonaccretable to accretable	50
Payments received, net	(21)
Loans charged off	(1)
Balance at end of period	$117	$571	$607

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are measured at fair value on a recurring basis in accordance with GAAP. The following tables present these assets and liabilities at September 30, 2019, and December 31, 2018.

	September 30, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
in millions
ASSETS MEASURED ON A RECURRING BASIS
Trading account assets:
U.S. Treasury, agencies and corporations	—	$744	—	$744	—	$578	—	$578
States and political subdivisions	—	51	—	51	—	60	—	60
Other mortgage-backed securities	—	89	—	89	—	164	—	164
Other securities	—	50	—	50	—	22	—	22
Total trading account securities	—	934	—	934	—	824	—	824
Commercial loans	—	29	—	29	—	25	—	25
Total trading account assets	—	963	—	963	—	849	—	849
Securities available for sale:
U.S. Treasury, agencies and corporations	—	272	—	272	—	147	—	147
States and political subdivisions	—	4	—	4	—	7	—	7
Agency residential collateralized mortgage obligations	—	13,537	—	13,537	—	13,962	—	13,962
Agency residential mortgage-backed securities	—	1,959	—	1,959	—	2,105	—	2,105
Agency commercial mortgage-backed securities	—	6,595	—	6,595	—	3,187	—	3,187
Other securities	—	—	$11	11	—	—	$20	20
Total securities available for sale	—	22,367	11	22,378	—	19,408	20	19,428
Other investments:
Principal investments:
Direct	—	—	1	1	—	—	1	1
Indirect (measured at NAV) (a)	—	—	—	73	—	—	—	96
Total principal investments	—	—	1	74	—	—	1	97
Equity investments:
Direct	—	—	7	7	—	1	7	8
Direct (measured at NAV) (a)	—	—	—	1	—	—	—	1
Indirect (measured at NAV) (a)	—	—	—	8	—	—	—	9
Total equity investments	—	—	7	16	—	1	7	18
Total other investments	—	—	8	90	—	1	8	115
Loans, net of unearned income (residential)	—	—	3	3	—	—	3	3
Loans held for sale (residential)	—	100	1	101	—	54	—	54
Derivative assets:
Interest rate	—	1,233	3	1,236	—	410	5	415
Foreign exchange	60	41	—	101	$70	36	—	106
Commodity	—	281	—	281	—	333	—	333
Credit	—	—	1	1	—	1	—	1
Other	—	10	6	16	—	6	3	9
Derivative assets	60	1,565	10	1,635	70	786	8	864
Netting adjustments (b)	—	—	—	(492)	—	—	—	(333)
Total derivative assets	60	1,565	10	1,143	70	786	8	531
Accrued income and other assets	—	—	—	—	—	—	—	—
Total assets on a recurring basis at fair value	$60	$24,995	$33	$24,678	$70	$21,098	$39	$20,980
LIABILITIES MEASURED ON A RECURRING BASIS
Bank notes and other short-term borrowings:
Short positions	$31	$669	—	$700	$14	$530	—	$544
Derivative liabilities:
Interest rate	—	268	—	268	—	297	—	297
Foreign exchange	56	40	—	96	58	37	—	95
Commodity	—	272	—	272	—	323	—	323
Credit	—	1	$6	7	—	1	—	1
Other	—	10	—	10	—	7	—	7
Derivative liabilities	56	591	6	653	58	665	—	723
Netting adjustments (b)	—	—	—	(331)	—	—	—	(337)
Total derivative liabilities	56	591	6	322	58	665	—	386
Accrued expense and other liabilities	—	—	—	—	—	—	—	—
Total liabilities on a recurring basis at fair value	$87	$1,260	$6	$1,022	$72	$1,195	—	$930

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

We are in the process of winding down our direct principal investment portfolio. As of September 30, 2019, the balance is less than $1 million.
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

Under the provisions of the Volcker Rule, we are required to dispose or conform our indirect investments to the requirements of the statute by no later than July 21, 2022. As of September 30, 2019, we have not committed to a plan to sell these investments. Therefore, these investments continue to be valued using the net asset value per share methodology.
NAV

The following table presents the fair value of our direct and indirect principal investments and related unfunded commitments at September 30, 2019, as well as financial support provided for the three and nine months ended September 30, 2019, and September 30, 2018.

			Financial support provided
			Three months ended September 30,				Nine months ended September 30,
	September 30, 2019		2019		2018		2019		2018
in millions	Fair Value	Unfunded Commitments	Funded Commitments	Funded Other	Funded Commitments	Funded Other	Funded Commitments	Funded Other	Funded Commitments	Funded Other
INVESTMENT TYPE
Direct investments	$1	—	—	$—	—	—	—	—	—	—
Indirect investments (measured at NAV) (a)	73	$24	$—	—	—	—	$2	—	$1	—
Total	$74	$24	—	$—	—	—	$2	—	$1	—

(a)
Our indirect investments consist of buyout funds, venture capital funds, and fund of funds. These investments are generally not redeemable. Instead, distributions are received through the liquidation of the underlying investments of the fund. An investment in any one of these funds typically can be sold only with the approval of the fund’s general partners. At September 30, 2019, no significant liquidation of the underlying investments has been communicated to Key. The purpose of funding our capital commitments to these investments is to allow the funds to make additional follow-on investments and pay fund expenses until the fund dissolves. We, and all other investors in the fund, are obligated to fund the full amount of our respective capital commitments to the fund based on our and their respective ownership percentages, as noted in the applicable Limited Partnership Agreement.

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
Derivatives (continued)
We have customized derivative instruments and risk participations that are classified as Level 3 instruments. These derivative positions are valued using internally developed models, with inputs consisting of available market data, such as:

• Bond spreads and asset values

The unobservable internally derived assumptions include:

• Loss given default

• Internal risk assessments of customers and the remaining term of the underlying transactions
The fair value represents an estimate of the amount that the risk participation counterparty would need to pay/receive as of the measurement date based on the probability of customer default on the swap transaction and the fair value of the underlying customer swap. Therefore, higher (lower) loss probabilities, internal risk ratings, and probabilities of default would have resulted in a higher (lower) fair value measurement of the risk participations. A directionally similar change would have also applied to other customized derivative instruments classified as Level 3.

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
Level 1 and 2

Changes in Level 3 Fair Value Measurements

The following table shows the components of the change in the fair values of our Level 3 financial instruments measured at fair value on a recurring basis for the three and nine months ended September 30, 2019, and September 30, 2018.

in millions	Beginning of Period Balance	Gains (Losses) Included in Other Comprehensive Income	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers Other	Transfers into Level 3		Transfers out of Level 3		End of Period Balance	Unrealized Gains (Losses) Included in Earnings
Nine months ended September 30, 2019
Securities available for sale
Other securities	$20	$15	—		—	—	—	—	—		(24)		$11	—
Other investments
Principal investments
Direct	1	—	—		$—	$—	—	—	—		—		1	—
Equity investments
Direct	7	—	(1)	(a)	—	—	—	—	$1		—		7	—
Loans held for sale (residential)	—	—	—		—	(1)	—	$2	—		—		1	—
Loans, net of unearned income (residential)	3	—	—		—	—	—	—	—		—		3	—
Derivative instruments (b)
Interest rate	5	—	$4	(c)	—	—	—	—	2	(d)	$(8)	(d)	3	—
Credit	—	—	(5)		(1)	1	—	—	—		—		(5)	—
Other (e)	3	—	—		—	—	—	3	—		—		6	—
Three months ended September 30, 2019
Securities available for sale
Other securities	$11	$—	—		—	—	—	—	—		$—		$11	—
Other investments
Principal investments
Direct	1	—	$—		—	—	—	—	—		—		1	—
Equity investments
Direct	7	—	—		—	—	—	—	—		—		7	—
Loans held for sale (residential)	—	—	—		—	—	—	1	—		—		1	—
Loans, net of unearned income (residential)	3	—	—		—	—	—	—	—		—		3	—
Derivative instruments (b)
Interest rate	4	—	1	(c)	—	—	—	—	—	(d)	(2)	(d)	3	—
Credit	(1)	—	(5)		—	1	$—	—	—		—		(5)	—
Other (e)	6	—	—		—	—	—	—	—		—		6	—

in millions	Beginning of Period Balance	Gains (Losses) Included in Other Comprehensive Income	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers Other	Transfers into Level 3		Transfers out of Level 3		End of Period Balance	Unrealized Gains (Losses) Included in Earnings
Nine months ended September 30, 2018
Securities available for sale
Other securities	$20	—	—		—	—	—	—	—		—		$20	—
Other investments
Principal investments
Direct	13	—	(1)	(a)	$1	$(1)	—	—	—		—		12	$1	(a)
Equity investments
Direct	3	—	—		—	—	—	—	$4		—		7	—
Loans held for sale (residential)	1	—	—		—	(1)	—	—	—		—		—	—
Loans, net of unearned income (residential)	2	—	—		—	—	—	$1	—		—		3	—
Derivative instruments (b)
Interest rate	9	—	$(2)	(c)	1	(2)	—	—	6	(d)	$(6)	(d)	6	—
Credit	1	—	(26)	(c)	—	—	$25	—	—		—		—	—
Other (e)	3	—	—		—	—	—	$(1)	—		—		2	—
Three months ended September 30, 2018
Securities available for sale
Other securities	$20	—	—		—	—	—	—	—		—		$20	—
Other investments
Principal investments
Direct	13	—	$(1)	(a)	$—	$—	—	—	—		—		12	$(1)	(a)
Equity investments
Direct	7	—	—		—	—	—	—	—		—		7	—
Loans held for sale (residential)	—	—	—		—	—	—	—	—		—		—	—
Loans, net of unearned income (residential)	3	—	—		—	—	—	$—	—		—		3	—
Derivative instruments (b)
Interest rate	5	—	—	(c)	—	—	—	—	$2	(d)	(1)		6	—
Credit	(9)	—	(6)	(c)	—	—	$15	—	—		—		—	—
Other (e)	3	—	—		—	—	—	(1)	—		—		2	—

(a)	Realized and unrealized gains and losses on principal investments and other equity investments are reported in “other income” on the income statement.

(b)	Amounts represent Level 3 derivative assets less Level 3 derivative liabilities.

(c)	Realized and unrealized gains and losses on derivative instruments are reported in “corporate services income” and “other income” on the income statement.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in accordance with GAAP. The adjustments to fair value generally result from the application of accounting guidance that requires assets and liabilities to be recorded at the lower of cost or fair value, or assessed for impairment. There were no liabilities measured at fair value on a nonrecurring basis at September 30, 2019, and December 31, 2018.

The following table presents our assets measured at fair value on a nonrecurring basis at September 30, 2019, and December 31, 2018:

	September 30, 2019				December 31, 2018
in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A NONRECURRING BASIS
Impaired loans and leases	—	$—	$41	$41	—	—	$42	$42
Other intangible assets	—	—	47	47	—	—	—	—
Accrued income and other assets	—	—	55	55	—	—	16	16
Total assets on a nonrecurring basis at fair value	—	$—	$143	$143	—	—	$58	$58

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

Cash flow analysis considers internally developed inputs including:

• Discount rates

• Default rates

• Changes in collateral values and costs of foreclosure
Level 2 and 3
Commercial loans, student loans, and residential mortgage loans held for sale
Through a quarterly analysis of our loan portfolios held for sale, which include both performing and nonperforming commercial loans, student loans, and residential mortgage loans not measured at fair value on a recurring basis, we determine any adjustments necessary to record the portfolios at the lower of cost or fair value in accordance with GAAP. Valuation inputs include:

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

Impairment is recorded when there is evidence that the expected fair value of the investment has declined to below the recorded cost. At each reporting period, we assess if these investments continue to qualify for this measurement alternative. At September 30, 2019, and December 31, 2018, the carrying amount of equity investments under this method was $134 million and $107 million, respectively. Impairment of less than $1 million was recorded for the three months ended September 30, 2019.
Level 3
Customer contract intangible assets
The fair value of other intangible assets is measured using the present value of expected future cash flows and comparing that value against the current carrying value. Expected future cash flows are discounted to the present value using a discounted cash flow model that incorporates an appropriate risk premium. For certain other intangible assets, we employ a replacement cost approach.
Level 3
Mortgage Servicing Assets	Refer to Note 8. Mortgage Servicing Assets	Level 3

Quantitative Information about Level 3 Fair Value Measurements

The following table describes the significant unobservable inputs of our level 3 assets and liabilities:

September 30, 2019	Level 3 Asset (Liability)	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average) (b), (c)
dollars in millions
Recurring
Securities available-for-sale:
Other securities	$11	Discounted cash flows	Discount rate	N/A (15.89%)
			Marketability discount	N/A (30.00%)
			Volatility factor	N/A (41.00%)
Other investments:(a)
Equity investments
Direct	7	Discounted cash flows	Discount rate	13.87 - 16.38% (14.48%)
			Marketability discount	N/A (30.00%)
			Volatility factor	N/A (48.00%)
Loans held for sale (residential)	1	Market comparable pricing	Comparability factor	74.50-98.00 (86.78%)
Loans, net of unearned income (residential)	3	Market comparable pricing	Comparability factor	78.57 - 95.75% (89.53%)
Derivative instruments:
Interest rate	3	Discounted cash flows	Probability of default	.02 - 100% (2.20%)
			Internal risk rating	1 - 19 (9.071)
			Loss given default	0 - 1 (.492)
Credit (assets)	1	Discounted cash flows	Probability of default	.02 - 100% (1.7%)
			Internal risk rating	1 - 19 (10.071)
			Loss given default	0 - 1 (.499)
Credit (liabilities)	(6)	Discounted cash flows	Probability of default	.02 - 100% (8.79%)
			Internal risk rating	1 - 19 (7.714)
			Loss given default	0 - 1 (.388)
Other(d)	6	Discounted cash flows	Loan closing rates	33.56 - 99.90% (80.58%)
Nonrecurring
Impaired loans	41	Fair value of underlying collateral	Discount rate	0 - 100.00% (51.00%)
Other intangible assets (f)	47	Discounted cash flows	Discount rate	N/A (15.00%)
Accrued income and other assets:
OREO and other Level 3 assets(e)	7	Appraised value	Appraised value	N/M

December 31, 2018	Level 3 Asset (Liability)	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average(b)(c))
dollars in millions
Nonrecurring
Impaired loans	$42	Fair value of underlying collateral	Discount rate	20.00 - 40.00% (21.00%)

(a)	Principal investments, direct is excluded from this table as the balance at September 30, 2019, is insignificant (less than $1 million).

(b)	The weighted average of significant unobservable inputs is calculated using a weighting relative to fair value.

(c)	For significant unobservable inputs with no range, a single figure is reported to denote the single quantitative factor used.

(d)	Amounts represent interest rate lock commitments.

(e)	Excludes $48 million pertaining to mortgage servicing assets. Refer to Note 8 (“Mortgage Servicing Assets”) for significant unobservable inputs pertaining to these assets.

(f)	For the three months ended September 30, 2019, an impairment of $5 million was recorded related to certain customer contract intangible assets.

Fair Value Disclosures of Financial Instruments

The levels in the fair value hierarchy ascribed to our financial instruments and the related carrying amounts at September 30, 2019, and December 31, 2018, are shown in the following tables. Assets and liabilities are further arranged by measurement category.

	September 30, 2019
		Fair Value
in millions	Carrying Amount	Level 1	Level 2	Level 3	Measured at NAV	Netting Adjustment		Total
ASSETS (by measurement category)
Fair value - net income
Trading account assets (b)	$963	$—	$963	—	—	—		$963
Other investments (b)	620	—	—	$538	$82	—		620
Loans, net of unearned income (residential) (d)	3	—	—	3	—	—		3
Loans held for sale (residential) (b)	101	—	100	1	—	—		101
Derivative assets - trading (b)	1,027	60	1,355	10	—	$(398)	(f)	1,027
Fair value - OCI
Securities available for sale (b)	22,378	—	22,367	$11	—	—		22,378
Derivative assets - hedging (b)(g)	116	—	210	—	—	(94)	(f)	116
Amortized cost
Held-to-maturity securities (c)	10,490	—	10,606	—	—	—		10,606
Loans, net of unearned income (d)	91,864	—	—	90,651	—	—		90,651
Loans held for sale (b)	1,497	—	—	1,497	—	—		1,497
Other
Cash and short-term investments (a)	3,987	3,987	—	—	—	—		3,987
LIABILITIES (by measurement category)
Fair value - net income
Derivative liabilities - trading (b)	$322	$56	$563	6	—	$(303)	(f)	$322
Fair value - OCI
Derivative liabilities - hedging (b)(g)	—	—	28	—	—	(28)	(f)	—
Amortized cost
Time deposits (e)	12,494	—	12,586	—	—	—		12,586
Short-term borrowings (a)	882	31	851	—	—	—		882
Long-term debt (e)	14,470	13,915	1,070	—	—	—		14,985
Other
Deposits with no stated maturity (a)	99,155	—	99,155	—	—	—		99,155

	December 31, 2018
		Fair Value
in millions	Carrying Amount	Level 1	Level 2	Level 3	Measured at NAV	Netting Adjustment		Total
ASSETS (by measurement category)
Fair value - net income
Trading account assets (b)	$849	—	$849	—	—	—		$849
Other investments (b)	666	—	1	$559	$106	—		666
Loans, net of unearned income (residential) (d)	3	—	—	3	—	—		3
Loans held for sale (residential) (b)	54	—	54	—	—	—		54
Derivative assets - trading (b)	462	$68	736	8	—	$(350)	(f)	462
Fair value - OCI
Securities available for sale (b)	19,428	—	19,408	20	—	—		19,428
Derivative assets - hedging (b)(g)	69	2	50	—	—	17	(f)	69
Amortized cost
Held-to-maturity securities (c)	11,519	—	11,122	—	—	—		11,122
Loans, net of unearned income (d)	88,666	—	—	86,224	—	—		86,224
Loans held for sale (b)	1,173	—	—	1,173	—	—		1,173
Other
Cash and short-term investments (a)	3,240	3,240	—	—	—	—		3,240
LIABILITIES (by measurement category)
Fair value - net income
Derivative liabilities - trading (b)	$395	$58	$675	—	—	$(338)	(f)	$395
Fair value - OCI
Derivative liabilities - hedging (b)(g)	(9)	—	(10)	—	—	1	(f)	(9)
Amortized cost
Time deposits (e)	13,245	—	13,331	—	—	—		13,331
Short-term borrowings (a)	863	14	849	—	—	—		863
Long-term debt (e)	13,732	12,576	1,211	—	—	—		13,787
Other
Deposits with no stated maturity (a)	94,064	—	94,064	—	—	—		94,064

Valuation Methods and Assumptions

(a)	Fair value equals or approximates carrying amount. The fair value of deposits with no stated maturity does not take into consideration the value ascribed to core deposit intangibles.

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

DIscontinued assets — education lending business.  Our discontinued assets include government-guaranteed and private education loans originated through our education lending business that was discontinued in September 2009. This portfolio consists of loans recorded at carrying value with appropriate valuation reserves, and loans in portfolio recorded at fair value. All of these loans were excluded from the table above as follows:

•	Loans at carrying value, net of allowance, of $903 million ($767 million at fair value) at September 30, 2019, and $1.1 billion ($890 million at fair value) at December 31, 2018;

•	Portfolio loans at fair value of $2 million at September 30, 2019, and $2 million at December 31, 2018.

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

	September 30, 2019				December 31, 2018
in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies, and corporations	$273	—	1	$272	$150	—	$3	$147
States and political subdivisions	4	—	—	4	7	—	—	7
Agency residential collateralized mortgage obligations	13,473	$123	$59	13,537	14,315	$20	373	13,962
Agency residential mortgage-backed securities	1,925	41	7	1,959	2,128	13	36	2,105
Agency commercial mortgage-backed securities	6,440	174	19	6,595	3,300	19	132	3,187
Other securities	7	4	—	11	17	3	—	20
Total securities available for sale	$22,122	$342	$86	$22,378	$19,917	$55	$544	$19,428
HELD-TO-MATURITY SECURITIES
Agency residential collateralized mortgage obligations	$6,072	$38	$41	$6,069	$7,021	$2	$254	$6,769
Agency residential mortgage-backed securities	432	6	—	438	490	—	14	476
Agency commercial mortgage-backed securities	3,959	114	1	4,072	3,996	2	133	3,865
Asset-backed securities	12	—	—	12	—	—	—	—
Other securities	15	—	—	15	12	—	—	12
Total held-to-maturity securities	$10,490	$158	$42	$10,606	$11,519	$4	$401	$11,122

The following table summarizes our securities that were in an unrealized loss position as of September 30, 2019, and December 31, 2018.

	Duration of Unrealized Loss Position
	Less than 12 Months			12 Months or Longer		Total
in millions	Fair Value	Gross Unrealized Losses		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2019
Securities available for sale:
U.S Treasury, agencies, and corporations	$50	—	(a)	$45	1	$95	1
Agency residential collateralized mortgage obligations	2,434	$8		3,919	$51	6,353	$59
Agency residential mortgage-backed securities	100	—	(a)	824	7	924	7
Agency commercial mortgage-backed securities	558	2		1,269	17	1,827	19
Held-to-maturity securities:
Agency residential collateralized mortgage obligations	1,368	7		2,601	34	3,969	41
Agency residential mortgage-backed securities	—	—	(a)	—	—	—	—
Agency commercial mortgage-backed securities	527	1		—	—	527	1
Asset-backed securities	1	—	(a)	—	—	1	—
Other securities	10	—	(a)	—	—	10	—
Total temporarily impaired securities	$5,048	$18		$8,658	$110	$13,706	$128
December 31, 2018
Securities available for sale:
U.S. Treasury, agencies, and corporations	—	—		$147	$3	$147	$3
Agency residential collateralized mortgage obligations	$570	$2		10,945	371	11,515	373
Agency residential mortgage-backed securities	4	—	(b)	1,087	36	1,091	36
Agency commercial mortgage-backed securities	—	—		1,729	132	1,729	132
Held-to-maturity securities:
Agency residential collateralized mortgage obligations	—	—		6,416	254	6,416	254
Agency residential mortgage-backed securities	—	—		475	14	475	14
Agency commercial mortgage-backed securities	73	—	(b)	3,359	133	3,432	133
Total temporarily impaired securities	$647	$2		$24,158	$943	$24,805	$945

(a)
At September 30, 2019, gross unrealized losses totaled less than $1 million for U.S. Treasury, agencies, and corporations and agency residential mortgage-backed securities available for sale and less than $1 million for agency residential mortgage-backed securities, asset-backed securities, and other securities held-to-maturity securities with a loss duration of less than 12 months.

(b)
At December 31, 2018, gross unrealized losses totaled less than $1 million for agency residential mortgage-backed securities available for sale with a loss duration of less than 12 months and less than $1 million for agency commercial mortgage-backed securities held-to-maturity with a loss duration of less than 12 months.

At September 30, 2019, we had $59 million of gross unrealized losses related to 228 fixed-rate agency residential CMOs that we invested in as part of our overall A/LM strategy. These securities had a weighted-average maturity of 3.66 years at September 30, 2019. At September 30, 2019, we also had $7 million of gross unrealized losses related to 200 agency residential mortgage-backed securities positions and $19 million of gross unrealized losses related to 17 agency commercial mortgage backed securities positions with weighted-average maturities of 3.5 years and 4.33 years, respectively. Because these securities have a fixed interest rate, their fair value is sensitive to movements in market interest rates. These unrealized losses are considered temporary since we expect to collect all contractually due amounts from these securities. Accordingly, these investments were reduced to their fair value through OCI, not through earnings.

We regularly assess our securities portfolio for OTTI. The assessments are based on the nature of the securities, the underlying collateral, the financial condition of the issuer, the extent and duration of the loss, our intent related to the individual securities, and the likelihood that we will have to sell securities prior to expected recovery. We did not have any impairment losses recognized in earnings for the nine months ended September 30, 2019.

At September 30, 2019, securities available for sale and held-to-maturity securities totaling $8.3 billion were pledged to secure securities sold under repurchase agreements, to secure public and trust deposits, to facilitate access to secured funding, and for other purposes required or permitted by law.

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

September 30, 2019	Securities Available for Sale		Held to Maturity Securities
in millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$321	$324	$46	$46
Due after one through five years	16,927	17,042	7,532	7,567
Due after five through ten years	4,866	5,004	2,912	2,993
Due after ten years	8	8	—	—
Total	$22,122	$22,378	$10,490	$10,606

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

At September 30, 2019, after taking into account the effects of bilateral collateral and master netting agreements, we had $116 million of derivative assets and less than $1 million of derivative liabilities that relate to contracts entered into for hedging purposes. As of the same date, after taking into account the effects of bilateral collateral and master netting agreements and a reserve for potential future losses, we had derivative assets of $1.0 billion and derivative liabilities of $322 million that were not designated as hedging instruments. These positions are primarily comprised of derivative contracts entered into for client accommodation purposes.

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

Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments

The following table summarizes the fair values of our derivative instruments on a gross and net basis as of September 30, 2019, and December 31, 2018. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements, but after the variation margin payments with central clearing organizations have been applied as settlement, as applicable. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Securities collateral related to legally enforceable master netting agreements is not offset on the balance sheet. Our derivative instruments are included in “accrued income and other assets” or “accrued expenses and other liabilities” on the balance sheet, as follows:

	September 30, 2019			December 31, 2018
		Fair Value			Fair Value
in millions	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate	$37,125	$210	$28	$28,546	$50	$(10)
Foreign exchange	122	—	1	122	2	—
Total	37,247	210	29	28,668	52	(10)
Derivatives not designated as hedging instruments:
Interest rate	71,733	1,026	240	63,454	365	307
Foreign exchange	6,065	101	95	6,829	104	95
Commodity	5,877	281	272	2,002	333	323
Credit	543	1	7	226	1	1
Other (a)	4,142	16	10	1,466	9	7
Total	88,360	1,425	624	73,977	812	733
Netting adjustments (b)	—	(492)	(331)	—	(333)	(337)
Net derivatives in the balance sheet	125,607	1,143	322	102,645	531	386
Other collateral (c)	—	(4)	(48)	—	(2)	(33)
Net derivative amounts	$125,607	$1,139	$274	$102,645	$529	$353

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

Fair value hedges. During the nine-month period ended September 30, 2019, we did not exclude any portion of fair value hedging instruments from the assessment of hedge effectiveness.

The following tables summarize the amounts that were recorded on the balance sheet as of September 30, 2019, and December 31, 2018, related to cumulative basis adjustments for fair value hedges.

	September 30, 2019
in millions	Balance sheet line item in which the hedge item is included	Carrying amount of hedged item (a)	Hedge accounting basis adjustment (b)
Interest rate contracts	Long-term debt	$9,169	$313
Interest rate contracts	Certificate of deposit ($100,000 or more)	88	—
Interest rate contracts	Other time deposits	87	—

	December 31, 2018
	Balance sheet line item in which the hedge item is included	Carrying amount of hedged item (a)	Hedge accounting basis adjustment (b)
Interest rate contracts	Long-term debt	$9,363	$(6)
Interest rate contracts	Certificate of deposit ($100,000 or more)	343	(1)
Interest rate contracts	Other time deposits	178	—

(a)	The carrying amount represents the portion of the liability designated as the hedged item.

(b)
Basis adjustments related to de-designated hedged items that no longer qualify as fair value hedges reduced the hedge accounting basis adjustment by $9 million and $10 million at September 30, 2019, and December 31, 2018, respectively,

Cash flow hedges. During the nine-month period ended September 30, 2019, we did not exclude any portion of cash flow hedging instruments from the assessment of hedge effectiveness.

Considering the interest rates, yield curves, and notional amounts as of September 30, 2019, we expect to reclassify an estimated $120 million of after-tax net losses on derivative instruments designated as cash flow hedges from AOCI to income during the next 12 months. In addition, we expect to reclassify approximately $5 million of net losses related to terminated cash flow hedges from AOCI to income during the next 12 months. As of September 30, 2019, the maximum length of time over which we hedge forecasted transactions is 10 years.

The following tables summarize the effect of fair value and cash flow hedge accounting on the income statement for the three- and nine-month periods ended September 30, 2019, and September 30, 2018.

	Location and amount of net gains (losses) recognized in income on fair value and cash flow hedging relationships
in millions	Interest expense – long-term debt	Interest income – loans	Interest expense - deposits	Other income
Three months ended September 30, 2019
Total amounts presented in the consolidated statement of income	$(114)	$1,073	$(227)	$27

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	(75)	—	—	—
Recognized on derivatives designated as hedging instruments	72	—	—	—
Net income (expense) recognized on fair value hedges	$(3)	—	—	—
Net gain (loss) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	$(1)	$(8)	—	—
Net income (expense) recognized on cash flow hedges	$(1)	$(8)	—	—

Three months ended September 30, 2018
Total amounts presented in the consolidated statement of income	$(108)	$1,025	$(140)	$23

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	$41	—	$—	—
Recognized on derivatives designated as hedging instruments	(46)	—	—	—
Net income (expense) recognized on fair value hedges	$(5)	—	$—	—
Net gain (loss) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	$(2)	$(15)	—	—
Net income (expense) recognized on cash flow hedges	$(2)	$(15)	—	—

	Location and amount of net gains (losses) recognized in income on fair value and cash flow hedging relationships
in millions	Interest expense – long-term debt	Interest income – loans	Interest expense - deposits	Other income
Nine months ended September 30, 2019
Total amounts presented in the consolidated statement of income	$(354)	$3,221	$(652)	$54

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	(320)	—	(1)	—
Recognized on derivatives designated as hedging instruments	296	—	—	—
Net income (expense) recognized on fair value hedges	$(24)	—	(1)	—
Net gain (loss) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	$(2)	$(51)	—	—
Net income (expense) recognized on cash flow hedges	$(2)	$(51)	—	—

Nine months ended September 30, 2018
Total amounts presented in the consolidated statement of income	$(302)	$2,965	$(343)	$143

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	$134	—	$1	—
Recognized on derivatives designated as hedging instruments	(140)	—	—	—
Net income (expense) recognized on fair value hedges	$(6)	—	$1	—
Net gain (loss) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	(2)	$(42)	—	—
Net income (expense) recognized on cash flow hedges	(2)	$(42)	—	—

Net investment hedges. We enter into foreign currency forward contracts to hedge our exposure to changes in the carrying value of our investments as a result of changes in the related foreign exchange rates. At September 30, 2019, AOCI reflected unrecognized, after-tax gains totaling $25 million related to cumulative changes in the fair value of our net investment hedges, which offset the unrecognized, after-tax foreign currency losses on net investment balances. We did not exclude any portion of our hedging instruments from the assessment of hedge effectiveness during the nine-month period ended September 30, 2019.

The following tables summarize the pre-tax net gains (losses) on our cash flow and net investment hedges for the three- and nine-month periods ended September 30, 2019, and September 30, 2018, and where they are recorded on the income statement. The table includes net gains (losses) recognized in OCI during the period and net gains (losses) reclassified from OCI into income during the current period.

in millions	Net Gains (Losses) Recognized in OCI	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income	Net Gains (Losses) Reclassified From OCI Into Income
Three months ended September 30, 2019
Cash Flow Hedges
Interest rate	$86	Interest income — Loans	$(8)
Interest rate	(2)	Interest expense — Long-term debt	(1)
Interest rate	(4)	Investment banking and debt placement fees	—
Net Investment Hedges
Foreign exchange contracts	1	Other Income	—
Total	$81		$(9)
Three months ended September 30, 2018
Cash Flow Hedges
Interest rate	$(32)	Interest income — Loans	$(15)
Interest rate	(1)	Interest expense — Long-term debt	(2)
Interest rate	1	Investment banking and debt placement fees	—
Net Investment Hedges
Foreign exchange contracts	(2)	Other Income	—
Total	$(34)		$(17)

in millions	Net Gains (Losses) Recognized in OCI	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income	Net Gains (Losses) Reclassified From OCI Into Income(a)
Nine months ended September 30, 2019
Cash Flow Hedges
Interest rate	$471	Interest income — Loans	$(51)
Interest rate	(5)	Interest expense — Long-term debt	(2)
Interest rate	(10)	Investment banking and debt placement fees	—
Net Investment Hedges
Foreign exchange contracts	(3)	Other Income	—
Total	$453		$(53)
Nine months ended September 30, 2018
Cash Flow Hedges
Interest rate	$(178)	Interest income — Loans	$(42)
Interest rate	3	Interest expense — Long-term debt	(2)
Interest rate	2	Investment banking and debt placement fees	—
Net Investment Hedges
Foreign exchange contracts	8	Other Income	—
Total	$(165)		$(44)

Nonhedging instruments

The following table summarizes the pre-tax net gains (losses) on our derivatives that are not designated as hedging instruments for the three- and nine-month periods ended September 30, 2019, and September 30, 2018, and where they are recorded on the income statement.

	Three months ended September 30, 2019				Three months ended September 30, 2018
in millions	Corporate services income	Consumer mortgage income	Other income	Total	Corporate services income	Consumer mortgage income	Other income	Total
NET GAINS (LOSSES)
Interest rate	$16	—	$(1)	$15	$8	—	2	$10
Foreign exchange	11	—	—	11	10	—	—	10
Commodity	2	—	—	2	—	—	—	—
Credit	(5)	—	(8)	(13)	—	—	$(7)	(7)
Other	—	5	(3)	2	—	1	1	2
Total net gains (losses)	$24	5	$(12)	$17	$18	1	$(4)	$15

	Nine months ended September 30, 2019				Nine months ended September 30, 2018
in millions	Corporate services income	Consumer mortgage income	Other income	Total	Corporate services income	Consumer mortgage income	Other income	Total
NET GAINS (LOSSES)
Interest rate	$31	$—	$(3)	$28	$28	—	$4	$32
Foreign exchange	32	—	—	32	32	—	—	32
Commodity	5	—	—	5	6	—	—	6
Credit	(4)	—	(23)	(27)	2	—	(26)	(24)
Other	—	5	—	5	—	$1	13	14
Total net gains (losses)	$64	$5	$(26)	$43	$68	$1	$(9)	$60

Counterparty Credit Risk

We hold collateral in the form of cash and highly rated securities issued by the U.S. Treasury, government-sponsored enterprises, or GNMA. Cash collateral of $212 million was netted against derivative assets on the balance sheet at September 30, 2019, compared to $33 million of cash collateral netted against derivative assets at December 31, 2018. The cash collateral netted against derivative liabilities totaled $51 million at September 30, 2019, and $37 million at December 31, 2018. Our means of mitigating and managing exposure to credit risk on derivative contracts is described in Note 8 (“Derivatives and Hedging Activities”) beginning on page 136 of our 2018 Form 10-K under the heading “Counterparty Credit Risk.”

The following table summarizes the fair value of our derivative assets by type at the dates indicated. These assets represent our gross exposure to potential loss after taking into account the effects of bilateral collateral and master netting agreements and other means used to mitigate risk.

in millions	September 30, 2019	December 31, 2018
Interest rate	$1,103	$308
Foreign exchange	58	60
Commodity	178	187
Credit	—	—
Other	16	9
Derivative assets before collateral	1,355	564
Less: Related collateral	212	33
Total derivative assets	$1,143	$531

We enter into derivative transactions with two primary groups: broker-dealers and banks, and clients. Given that these groups have different economic characteristics, we have different methods for managing counterparty credit exposure and credit risk.

We enter into transactions with broker-dealers and banks for various risk management purposes. At September 30, 2019, we had gross exposure of $551 million to broker-dealers and banks. We had net exposure of $230 million after the application of master netting agreements and cash collateral, where such qualifying agreements exist. We had net exposure of $225 million after considering $5 million of additional collateral held in the form of securities.

We enter into transactions with clients to accommodate their business needs. Due to the smaller size and magnitude of the individual contracts with clients, we generally do not exchange collateral in connection with these derivative transactions. To address the risk of default associated with the uncollateralized contracts, we have established a credit valuation adjustment (included in “accrued income and other assets”) in the amount of $7 million at September 30, 2019, which we estimate to be the potential future losses on amounts due from client counterparties in the event of default. At September 30, 2019, we had gross exposure of $955 million to client counterparties and other entities that are not broker-dealers or banks for derivatives that have associated master netting agreements. We had net exposure of $913 million on our derivatives with these counterparties after the application of master netting agreements, collateral, and the related reserve.

Credit Derivatives

We are a buyer and, under limited circumstances, may be a seller of credit protection through the credit derivative market. We purchase credit derivatives to manage the credit risk associated with specific commercial lending and swap obligations as well as exposures to debt securities. Our credit derivative portfolio was in a net liability position of $6 million as of September 30, 2019, and less than $1 million as of December 31, 2018. Our credit derivative portfolio consists of single-name credit default swaps, traded credit default swap indices, and risk participation agreements. Additional descriptions of our credit derivatives are provided in Note 8 (“Derivatives and Hedging Activities”) beginning on page 137 of our 2018 Form 10-K under the heading “Credit Derivatives.”

The following table provides information on the types of credit derivatives sold by us and held on the balance sheet at September 30, 2019, and December 31, 2018. The sold credit derivatives represented in the following table include only Risk Participation Agreements; there were no traded indexes sold. The notional amount represents the maximum amount that the seller could be required to pay. The payment/performance risk assessment at September 30, 2019, is based on the internal probability of default of the reference entity consistent with our Fair Value Methodology. The payment/performance risk shown in the table represents a weighted-average of the default probabilities for all reference entities. These default probabilities are directly correlated to the probability that we will have to make a payment under the credit derivative contracts.

	September 30, 2019			December 31, 2018
dollars in millions	Notional Amount	Average Term (Years)	Payment / Performance Risk	Notional Amount	Average Term (Years)	Payment / Performance Risk
Other	$179	14.86	8.75%	$22	13.43	17.18%
Total credit derivatives sold	$179	—	—	$22	—	—

Credit Risk Contingent Features

We have entered into certain derivative contracts that require us to post collateral to the counterparties when these contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to our long-term senior unsecured credit ratings with Moody’s and S&P. Collateral requirements also are based on minimum transfer amounts, which are specific to each Credit Support Annex (a component of the ISDA Master Agreement) that we have signed with the counterparties. In a limited number of instances, counterparties have the right to terminate their ISDA Master Agreements with us if our ratings fall below a certain level, usually investment-grade level (i.e., “Baa3” for Moody’s and “BBB-” for S&P). At September 30, 2019, KeyBank’s rating was “A3” with Moody’s and “A-” with S&P, and KeyCorp’s rating was “Baa1” with Moody’s and “BBB+” with S&P. As of September 30, 2019, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our ratings) held by KeyBank that were in a net liability position totaled $100 million, which was comprised of $101 million in derivative assets and $201 million in derivative liabilities. We had $109 million in cash and securities collateral posted to cover those positions as of September 30, 2019. There were no derivative contracts with credit risk contingent features held by KeyCorp at September 30, 2019.

The following table summarizes the additional cash and securities collateral that KeyBank would have been required to deliver under the ISDA Master Agreements had the credit risk contingent features been triggered for the derivative contracts in a net liability position as of September 30, 2019, and December 31, 2018. The additional collateral amounts were calculated based on scenarios under which KeyBank’s ratings are downgraded one, two, or three ratings as of September 30, 2019, and December 31, 2018, and take into account all collateral already posted. A similar calculation was performed for KeyCorp, and no additional collateral would have been required as of September 30, 2019, and December 31, 2018. For more information about the credit ratings for KeyBank and KeyCorp, see the discussion under the heading “Factors affecting liquidity” in the section entitled “Liquidity risk management” in Item 2 of this report.

	September 30, 2019		December 31, 2018
in millions	Moody’s	S&P	Moody’s	S&P
KeyBank’s long-term senior unsecured credit ratings	A3	A-	A3	A-
One rating downgrade	$—	$—	$2	$2
Two rating downgrades	—	—	2	2
Three rating downgrades	—	—	2	2

KeyBank’s long-term senior unsecured credit rating was four ratings above noninvestment grade at Moody’s and S&P as of September 30, 2019, and December 31, 2018. If KeyBank’s ratings had been downgraded below investment grade as of September 30, 2019, or December 31, 2018, payments of $4 million and $4 million, respectively, would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted. If KeyCorp’s ratings had been downgraded below investment grade as of September 30, 2019, or December 31, 2018, no payments would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted.

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

Commercial

Changes in the carrying amount of commercial mortgage servicing assets are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
in millions	2019	2018	2019	2018
Balance at beginning of period	$509	$451	$502	$412
Servicing retained from loan sales	30	25	71	81
Purchases	10	17	33	50
Amortization	(29)	(25)	(86)	(75)
Temporary impairments	(2)	—	(2)	—
Balance at end of period	$518	$468	$518	$468
Fair value at end of period	$681	$672	$681	$672

The fair value of commercial mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The range and weighted average of the significant unobservable inputs used to determine the fair value of our commercial mortgage servicing assets at September 30, 2019, and September 30, 2018, along with the valuation techniques, are shown in the following table:

dollars in millions		September 30, 2019	September 30, 2018
Valuation Technique	Significant Unobservable Input	Range (Weighted Average)

Discounted cash flow	Expected defaults	1.00 - 2.00% (1.13%)	1.00 - 3.00% (1.16%)
	Residual cash flows discount rate	7.00 - 11.50% (9.30%)	7.00 - 15.00% (9.10%)
	Escrow earn rate	1.46 - 2.36% (2.02%)	2.38 - 3.94% (3.07%)
	Loan assumption rate	0.01 - 3.37% (1.38%)	0.00 - 3.22% (1.34%)

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

The amortization of commercial servicing assets is determined in proportion to, and over the period of, the estimated net servicing income. The amortization of commercial servicing assets for each period, as shown in the table at the beginning of this note, is recorded as a reduction to contractual fee income. The contractual fee income from servicing commercial mortgage loans totaled $147 million for the nine-month period ended September 30, 2019, and $126 million for the nine-month period ended September 30, 2018. This fee income was offset by $88 million of amortization for the nine-month period ended September 30, 2019, and $75 million for the nine-month period ended September 30, 2018. Both the contractual fee income and the amortization are recorded, net, in “mortgage servicing fees” on the income statement.

Residential

Changes in the carrying amount of residential mortgage servicing assets are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
in millions	2019	2018	2019	2018
Balance at beginning of period	$39	$34	$37	$31
Servicing retained from loan sales	5	2	9	7
Purchases	—	—	—	—
Amortization	(3)	(1)	(5)	(3)
Balance at end of period	$41	$35	$41	$35
Fair value at end of period	$43	$49	$43	$49

The fair value of mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The range and weighted-average of the significant unobservable inputs used to fair value our mortgage servicing assets at September 30, 2019, and September 30, 2018, along with the valuation techniques, are shown in the following table:

dollars in millions		September 30, 2019	September 30, 2018
Valuation Technique	Significant Unobservable Input	Range (Weighted Average)

Discounted cash flow	Prepayment speed	12.06 - 62.96% (14.53%)	8.27 - 55.15% (9.35%)
	Discount rate	7.50 - 10.00% (7.53%)	7.50 - 10.00% (7.54%)
	Servicing cost	$62 - $4,375 ($67.67)	$62 - $4,375 ($67.76)

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

The amortization of residential servicing assets is determined in proportion to, and over the period of, the estimated net residential servicing income. The amortization of servicing assets for September 30, 2019, as shown in the table above, is recorded as a reduction to contractual fee income. The contractual fee income from servicing residential mortgage loans totaled $15 million for the nine-month period ended September 30, 2019, and $10 million for the nine-month period ended September 30, 2018. This fee income was offset by $5 million of amortization for the nine-month period ended September 30, 2019, and $3 million for the nine-month period ended September 30, 2018. Both the contractual fee income and the amortization are recorded, net, in “mortgage servicing fees” on the income statement.

9. Leases

As a lessee, we enter into leases of land, buildings, and equipment. Our real estate leases primarily relate to bank branches and office space. The leases of equipment principally relate to technology assets for data processing and data storage. As a lessor, we primarily provide financing through our equipment leasing business.

Lessee

Our leases are classified as either operating or financing and have remaining terms ranging from 1 to 20 years with the exception of certain ground leases that have terms over 30 years. Leases with an initial term of less than one year are not recorded on the balance sheet. The related expense is recognized on a straight-line basis over the lease term. For leases with initial terms greater than one year, right-of-use assets are reported on the balance sheet.

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

Operating lease expense is recognized in "net occupancy" and "equipment" on the income statement. The components of lease expense are summarized as follows:

in millions	Three months ended September 30, 2019	Nine months ended September 30, 2019
Operating lease cost	$34	$102
Finance lease cost:
Amortization of right-of-use assets	1	2
Variable lease cost	8	19
Total lease cost (a), (b)	$43	$123

(a)	Interest on lease liabilities for finance leases was less than $1 million for the three and nine months ended September 30, 2019.

(b)	Short-term lease cost was less than less than $1 million for the three and nine months ended September 30, 2019.

Cash flows related to leases are summarized as follows:

in millions	Three months ended September 30, 2019	Nine months ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities: (a)
Operating cash flows from operating leases	$37	$110
Financing cash flows from finance leases	—	1
Right-of-use assets obtained in exchange for lease obligations: (b)
Operating leases	$17	$61
Net gain recognized from sale leaseback transaction (c)	$14	$14

(a)	Operating cash flows from finance leases were less than $1 million for the three and nine months ended September 30, 2019.

(b)	There were no right-of-use assets obtained in exchange for finance lease obligations for the three and nine months ended September 30, 2019.

(c)	During the third quarter of 2019, we entered into a sale leaseback transaction related to one branch which resulted in total proceeds of $16 million.

Additional balance sheet information related to leases is summarized as follows:

in millions	Balance sheet classification	September 30, 2019
Operating lease assets	Accrued income and other assets	$675
Operating lease liabilities	Accrued expense and other liabilities	758
Finance leases:
Property and equipment, gross	Premises and equipment	28
Accumulated depreciation	Premises and equipment	(17)
Property and equipment, net		11

Finance lease liabilities	Long-term debt	14

Information pertaining to the lease term and weighted-average discount rate is summarized as follows:

September 30, 2019
Weighted-average remaining lease term:
Operating leases	7.6
Finance leases	6.28
Weighted-average discount rate:
Operating leases	3.27%
Finance leases	3.94%

Maturities of lease liabilities are summarized as follows:

in millions	Operating Leases	Finance Leases	Total
2019	$36	$1	$37
2020	143	3	146
2021	130	3	133
2022	115	2	117
2023	99	2	101
Thereafter	341	5	346
Total lease payments	864	16	880
Less imputed interest	106	2	108
Total	$758	$14	$772

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

Interest income from sales-type and direct financing leases is recognized in "interest income — loans" on the statement of income. Income related to operating leases is recognized in “operating lease income and other leasing gains” on the income statement. The components of equipment leasing income are summarized in the table below:

in millions	Three months ended September 30, 2019	Nine months ended September 30, 2019
Sales-type and direct financing leases
Interest income on lease receivable	$31	$92
Interest income related to accretion of unguaranteed residual asset	3	9
Interest income on deferred fees and costs	—	—
Total sales-type and direct financing lease income	34	101
Operating leases
Operating lease income related to lease payments	34	100
Other operating leasing gains	8	23
Total operating lease income and other leasing gains	42	123
Total lease income	$76	$224

Equipment leasing receivables relate to sales-type and direct financing leases. The composition of the net investment in sales-type and direct financing leases is as follows:

in millions	September 30, 2019
Lease receivables	$3,632
Unearned income	(339)
Unguaranteed residual value	450
Deferred fees and costs	14
Net investment in sales-type and direct financing leases	$3,757

The residual value component of a lease represents the fair value of the leased asset at the end of the lease term. We rely on industry data, historical experience, independent appraisals and the experience of the equipment leasing asset management team to value lease residuals. Relationships with a number of equipment vendors give the asset management team insight into the life cycle of the leased equipment, pending product upgrades and competing products. Effective January 1, 2019, as a result of the implementation of ASU 2016-02, Key will assess net investments in leases, including residual values, for impairment and recognize any impairment losses in accordance with the impairment guidance for financial instruments. The carrying amount of residual assets covered by residual value guarantees was $305 million at September 30, 2019.

At September 30, 2019, minimum future lease payments to be received for sales-type and direct financing leases are as follows:

in millions	Sales-type and direct financing lease payments
2019	$307
2020	1,077
2021	802
2022	557
2023	360
Thereafter	624
Total lease payments	$3,727

At September 30, 2019, minimum future lease payments to be received for operating leases are as follows:

in millions	Operating lease payments
2019	$33
2020	126
2021	109
2022	92
2023	77
Thereafter	222
Total lease payments	$659

The carrying amount of operating lease assets at September 30, 2019, was $915 million.

10. Variable Interest Entities

Our significant VIEs are summarized below. Additional information pertaining to the criteria used in determining if an entity is a VIE is included in Note 12 (“Variable Interest Entities “) beginning on page 142 of our 2018 Form 10-K.

LIHTC investments. We had $1.4 billion and $1.4 billion of investments in LIHTC operating partnerships at September 30, 2019, and December 31, 2018, respectively. These investments are recorded in “accrued income and other assets” on our balance sheet. We do not have any loss reserves recorded related to these investments because we believe the likelihood of any loss to be remote. For all legally binding, unfunded equity commitments, we increase our recognized investment and recognize a liability. As of September 30, 2019, and December 31, 2018, we had liabilities of $505 million and $532 million, respectively, related to investments in qualified affordable housing projects, which are recorded in “accrued expenses and other liabilities” on our balance sheet. We continue to invest in these LIHTC operating partnerships.

The assets and liabilities presented in the table below convey the size of KCDC’s direct and indirect investments at September 30, 2019, and December 31, 2018. As these investments represent unconsolidated VIEs, the assets and liabilities of the investments themselves are not recorded on our balance sheet. Additional information pertaining to our LIHTC investments is included in Note 12 (“Variable Interest Entities”) beginning on page 142 of our 2018 Form 10-K.

	Unconsolidated VIEs
in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
September 30, 2019
LIHTC investments	$6,385	$2,603	$1,793
December 31, 2018
LIHTC investments	$5,932	$2,569	$1,740

We amortize our LIHTC investments over the period that we expect to receive the tax benefits. During the first nine months of 2019, we recognized $137 million of amortization and $135 million of tax credits associated with these investments within “income taxes” on our income statement. During the first nine months of 2018, we recognized $126 million of amortization and $122 million of tax credits associated with these investments within “income taxes” on our income statement.

Principal investments. Our maximum exposure to loss associated with indirect principal investments consists of the investments’ fair value plus any unfunded equity commitments. The fair value of our indirect principal investments totaled $73 million and $96 million at September 30, 2019, and December 31, 2018, respectively. These investments are recorded in “other investments” on our balance sheet. The table below reflects the size of the private equity funds in which we were invested as well as our maximum exposure to loss in connection with these investments at September 30, 2019, and December 31, 2018.

	Unconsolidated VIEs
in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
September 30, 2019
Indirect investments	$13,731	$288	$97
December 31, 2018
Indirect investments	$19,659	$376	$122

Through our principal investing entities, we have formed and funded operating entities that provide management and other related services to our investment company funds, which directly invest in portfolio companies. These entities had no assets at September 30, 2019, and December 31, 2018, that can be used to settle the entities’ obligations. The entities had no liabilities at September 30, 2019, and December 31, 2018, and other equity investors have no recourse to our general credit.

Additional information on our indirect and direct principal investments is provided in Note 5 (“Fair Value Measurements”) and in Note 12 (“Variable Interest Entities “) beginning on page 142 of our 2018 Form 10-K.

Other unconsolidated VIEs. We are involved with other various entities in the normal course of business which we have determined to be VIEs. We have determined that we are not the primary beneficiary of these VIEs because we do not have the power to direct the activities that most significantly impact their economic performance. Our assets associated with these unconsolidated VIEs totaled $274 million at September 30, 2019, and $248 million at December 31, 2018. These assets are recorded in “accrued income and other assets,” “other investments,” “securities available for sale,” and “loans, net of unearned income” on our balance sheet. We had liabilities totaling $2 million and $2 million associated with these unconsolidated VIEs at September 30, 2019, and December 31, 2018, respectively. Additional information pertaining to our other unconsolidated VIEs is included in Note 12 (“Variable Interest Entities“) under the heading “Other unconsolidated VIEs” on page 144 of our 2018 Form 10-K.

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

The effective tax rate, which is the provision for income taxes as a percentage of income before income taxes, was 14.5% for the third quarter of 2019 and 15.5% for the third quarter of 2018. The effective tax rates are less than our combined federal and state statutory tax rate of 23.7%, primarily due to income from investments in tax-advantaged assets such as corporate-owned life insurance and credits associated with renewable energy and low-income housing investments.

Deferred Tax Asset

At September 30, 2019, we had a net deferred tax liability of $162 million, compared to a net deferred tax asset of $222 million at December 31, 2018, which are both included in “accrued income and other assets” on the balance sheet.

To determine the amount of deferred tax assets that are more likely than not to be realized, and therefore recorded, we conduct a quarterly assessment of all available evidence. This evidence includes, but is not limited to, taxable income in prior periods, projected future taxable income, and projected future reversals of deferred tax items. These assessments involve a degree of subjectivity and may undergo change. Based on these criteria, we had a valuation allowance of $11 million at September 30, 2019, and $11 million at December 31, 2018. The valuation allowance is associated with certain state net operating loss carryforwards, state credit carryforwards, and federal and state capital loss carryforwards.

Unrecognized Tax Benefits

As permitted under the applicable accounting guidance for income taxes, it is our policy to recognize interest and penalties related to unrecognized tax benefits in “income tax expense.” At September 30, 2019, Key’s unrecognized tax benefits were $32 million.

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

12. Acquisition and Discontinued Operations

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

Discontinued operations

Discontinued operations primarily includes our government-guaranteed and private education lending business. At September 30, 2019, and December 31, 2018, approximately $915 million and $1.1 billion, respectively, of education loans are included in discontinued assets on the consolidated balance sheets. Net interest income after provision for credit losses for this business is not material and is included in income (loss) from discontinued operations, net of taxes on the consolidated statements of income.

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

The following table summarizes our securities financing agreements at September 30, 2019, and December 31, 2018:

	September 30, 2019				December 31, 2018
in millions	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts
Offsetting of financial assets:
Reverse repurchase agreements	$215	$(16)	$(199)	—	$14	$(14)	—	—
Total	$215	$(16)	$(199)	—	$14	$(14)	—	—

Offsetting of financial liabilities:
Repurchase agreements (c)	$182	$(20)	$(162)	—	$319	$(14)	$(305)	—
Total	$182	$(20)	$(162)	—	$319	$(14)	$(305)	—

(a)	Netting adjustments take into account the impact of master netting agreements that allow us to settle with a single counterparty on a net basis.

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

As of September 30, 2019, the carrying amount of assets pledged as collateral against repurchase agreements totaled $208 million. Assets pledged as collateral are reported in “securities available for sale” and “held-to-maturity securities” on our balance sheet. At September 30, 2019, the liabilities associated with collateral pledged were solely comprised of customer sweep financing activity and had a carrying value of $162 million. The collateral pledged under customer sweep repurchase agreements is posted to a third-party custodian and cannot be sold or repledged by the secured party. The risk related to a decline in the market value of collateral pledged is minimal given the collateral's high credit quality and the overnight duration of the repurchase agreements.

14. Employee Benefits

Pension Plans

The components of net pension cost (benefit) for all funded and unfunded plans are recorded in “other expense” and are summarized in the following table. For more information on our Pension Plans and Other Postretirement Benefit Plans, see Note 17 (“Employee Benefits”) beginning on page 151 of our 2018 Form 10-K.

	Three months ended September 30,		Nine months ended September 30,
in millions	2019	2018	2019	2018
Interest cost on PBO	$11	$10	$34	$30
Expected return on plan assets	(12)	(13)	(36)	(39)
Amortization of losses	4	4	11	12
Net pension cost	$3	$1	$9	$3

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

The trust preferred securities, common stock, and related debentures are summarized as follows:

dollars in millions	Trust Preferred Securities, Net of Discount (a)	Common Stock	Principal Amount of Debentures, Net of Discount (b)	Interest Rate of Trust Preferred Securities and Debentures (c)	Maturity of Trust Preferred Securities and Debentures
September 30, 2019
KeyCorp Capital I	$156	$6	$162	3.059%	2028
KeyCorp Capital II	108	4	112	6.875	2029
KeyCorp Capital III	142	4	146	7.750	2029
HNC Statutory Trust III	19	1	20	3.548	2035
Willow Grove Statutory Trust I	18	1	19	3.429	2036
HNC Statutory Trust IV	16	1	17	3.546	2037
Westbank Capital Trust II	7	—	7	4.346	2034
Westbank Capital Trust III	7	—	7	4.346	2034
Total	$473	$17	$490	5.427%	—

December 31, 2018	$454	$17	$471	5.447%	—

(a)
The trust preferred securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of trust preferred securities carries an interest rate identical to that of the related debenture. Certain trust preferred securities include basis adjustments related to fair value hedges totaling $64 million at September 30, 2019, and $46 million at December 31, 2018. See Note 7 (“Derivatives and Hedging Activities”) for an explanation of fair value hedges.

(b)
We have the right to redeem these debentures. If the debentures purchased by KeyCorp Capital I, HNC Statutory Trust III, Willow Grove Statutory Trust I, HNC Statutory Trust IV, Westbank Capital Trust II, or Westbank Capital Trust III are redeemed before they mature, the redemption price will be the principal amount, plus any accrued but unpaid interest. If the debentures purchased by KeyCorp Capital II or KeyCorp Capital III are redeemed before they mature, the redemption price will be the greater of: (i) the principal amount, plus any accrued but unpaid interest, or (ii) the sum of the present values of principal and interest payments discounted at the Treasury Rate (as defined in the applicable indenture), plus 20 basis points for KeyCorp Capital II or 25 basis points for KeyCorp Capital III, or 50 basis points in the case of redemption upon either a tax or a capital treatment event for either KeyCorp Capital II or KeyCorp Capital III, plus any accrued but unpaid interest. The principal amount of certain debentures includes basis adjustments related to fair value hedges totaling $64 million at September 30, 2019, and $46 million at December 31, 2018. See Note 7 (“Derivatives and Hedging Activities”) for an explanation of fair value hedges. The principal amount of debentures, net of discounts, is included in “long-term debt” on the balance sheet.

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

Guarantees

We are a guarantor in various agreements with third parties. The following table shows the types of guarantees that we had outstanding at September 30, 2019. Information pertaining to the basis for determining the liabilities recorded in connection with these guarantees is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Guarantees” beginning on page 106 of our 2018 Form 10-K.

September 30, 2019	Maximum Potential Undiscounted Future Payments	Liability Recorded
in millions
Financial guarantees:
Standby letters of credit	$3,210	$71
Recourse agreement with FNMA	4,614	6
Residential mortgage reserve	1,709	6
Written put options (a)	2,533	47
Total	$12,066	$130

(a)	The maximum potential undiscounted future payments represent notional amounts of derivatives qualifying as guarantees.

We determine the payment/performance risk associated with each type of guarantee described below based on the probability that we could be required to make the maximum potential undiscounted future payments shown in the preceding table. We use a scale of low (0% to 30% probability of payment), moderate (greater than 30% to 70% probability of payment), or high (greater than 70% probability of payment) to assess the payment/performance risk, and have determined that the payment/performance risk associated with each type of guarantee outstanding at September 30, 2019, is low. Information pertaining to the nature of each of the guarantees listed below is included in Note 21 (“Commitments, Contingent Liabilities, and Guarantees”) under the heading “Guarantees” beginning on page 163 of our 2018 Form 10-K.

Standby letters of credit. At September 30, 2019, our standby letters of credit had a remaining weighted-average life of two years, with remaining actual lives ranging from less than one year to as many as 15 years.

Recourse agreement with FNMA. At September 30, 2019, the outstanding commercial mortgage loans in this program had a weighted-average remaining term of 7.8 years, and the unpaid principal balance outstanding of loans sold by us as a participant was $15.7 billion. The maximum potential amount of undiscounted future payments that we could be required to make under this program, as shown in the preceding table, is equal to approximately 29% of the principal balance of loans outstanding at September 30, 2019.

Residential Mortgage Banking. At September 30, 2019, the unpaid principal balance outstanding of loans sold by us in this program was $5.7 billion. The risk assessment is low for the residential mortgage product. The maximum potential amount of undiscounted future payments that we could be required to make under this program, as shown in the preceding table, is equal to approximately 30% of the principal balance of loans outstanding at September 30, 2019.

Our liability for estimated repurchase obligations on loans sold, which is included in other liabilities on our balance sheet, was $6 million at September 30, 2019. For more information on our residential mortgages, see Note 8 (“Mortgage Servicing Assets “).

Written put options. At September 30, 2019, our written put options had an average life of three years. These written put options are accounted for as derivatives at fair value, as further discussed in Note 7 (“Derivatives and Hedging Activities”).

Written put options where the counterparty is a broker-dealer or bank are accounted for as derivatives at fair value but are not considered guarantees since these counterparties typically do not hold the underlying instruments. In addition, we are a purchaser and seller of credit derivatives, which are further discussed in Note 7 (“Derivatives and Hedging Activities”).

Other Off-Balance Sheet Risk

Other off-balance sheet risk stems from financial instruments that do not meet the definition of a guarantee as specified in the applicable accounting guidance, and from other relationships. Additional information pertaining to types of other off-balance sheet risk is included in Note 21 (“Commitments, Contingent Liabilities, and Guarantees”) under the heading “Other Off-Balance Sheet Risk” on page 165 of our 2018 Form 10-K.

17. Accumulated Other Comprehensive Income

Our changes in AOCI for the three and nine months ended September 30, 2019, and September 30, 2018, are as follows:

in millions	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative financial instruments	Foreign currency translation adjustment	Net pension and postretirement benefit costs	Total
Balance at December 31, 2018	$(373)	$(50)	$(14)	$(381)	$(818)
Other comprehensive income before reclassification, net of income taxes	579	346	4	12	941
Amounts reclassified from AOCI, net of income taxes (a)	(11)	40	—	7	36
Net current-period other comprehensive income, net of income taxes	568	386	4	19	977
Balance at September 30, 2019	$195	$336	$(10)	$(362)	$159

Balance at June 30, 2019	$102	$268	$(10)	$(362)	$(2)
Other comprehensive income before reclassification, net of income taxes	104	62	—	(2)	164
Amounts reclassified from AOCI, net of income taxes (a)	(11)	6	—	2	(3)
Net current-period other comprehensive income, net of income taxes	93	68	—	—	161
Balance at September 30, 2019	$195	$336	$(10)	$(362)	$159

Balance at December 31, 2017	$(311)	$(86)	$9	$(391)	$(779)
Other comprehensive income before reclassification, net of income taxes	(288)	(126)	(10)	—	(424)
Amounts reclassified from AOCI, net of income taxes (a)	—	34	—	8	42
Other amounts reclassified from AOCI, net of income taxes	—	—	(5)	—	(5)
Net current-period other comprehensive income, net of income taxes	(288)	(92)	(15)	8	(387)
Balance at September 30, 2018	$(599)	$(178)	$(6)	$(383)	$(1,166)

Balance at June 30, 2018	(527)	$(166)	$(7)	$(385)	$(1,085)
Other comprehensive income before reclassification, net of income taxes	(72)	(26)	1	—	(97)
Amounts reclassified from AOCI, net of income taxes (a)	—	14	—	2	16
Net current-period other comprehensive income, net of income taxes	(72)	(12)	1	2	(81)
Balance at September 30, 2018	$(599)	$(178)	$(6)	$(383)	$(1,166)

(a)	See table below for details about these reclassifications.

Our reclassifications out of AOCI for the three and nine months ended September 30, 2019, and September 30, 2018, are as follows:

	Nine months ended September 30,		Affected Line Item in the Statement Where Net Income is Presented
in millions	2019	2018
Unrealized gains (losses) on available for sale securities
Realized gains	$15	—	Other income
	15	—	Income (loss) from continuing operations before income taxes
	4	—	Income taxes
	$11	—	Income (loss) from continuing operations
Unrealized gains (losses) on derivative financial instruments
Interest rate	$(51)	$(42)	Interest income — Loans
Interest rate	(2)	(2)	Interest expense — Long-term debt
	(53)	(44)	Income (loss) from continuing operations before income taxes
	(13)	(10)	Income taxes
	$(40)	$(34)	Income (loss) from continuing operations
Net pension and postretirement benefit costs
Amortization of losses	$(11)	(12)	Other expense
Amortization of unrecognized prior service credit	1	—	Other expense
	(10)	(12)	Income (loss) from continuing operations before income taxes
	(3)	(4)	Income taxes
	$(7)	(8)	Income (loss) from continuing operations

	Three months ended September 30,		Affected Line Item in the Statement Where Net Income is Presented
in millions	2019	2018
Unrealized gains (losses) on available for sale securities
Realized gains	$15	—	Other income
	15	—	Income (loss) from continuing operations before income taxes
	4	—	Income taxes
	$11	—	Income (loss) from continuing operations
Unrealized gains (losses) on derivative financial instruments
Interest rate	$(8)	$(15)	Interest income — Loans
Interest rate	(1)	(2)	Interest expense — Long-term debt
	(9)	(17)	Income (loss) from continuing operations before income taxes
	(3)	(3)	Income taxes
	$(6)	(14)	Income (loss) from continuing operations
Net pension and postretirement benefit costs
Amortization of losses	$(4)	$(4)	Other expense
Amortization of unrecognized prior service credit	1	—	Other expense
	(3)	(4)	Income (loss) from continuing operations before income taxes
	(1)	(2)	Income taxes
	$(2)	(2)	Income (loss) from continuing operations

18. Shareholders' Equity

Comprehensive Capital Plan

As previously reported and as authorized by the Board and pursuant to our 2019 capital plan (which is effective through the second quarter of 2020) submitted to and approved by the Federal Reserve, we have authority to repurchase up to $1.0 billion of our Common Shares. We completed $248 million of Common Share repurchases, including $248 million of Common Share repurchases in the open market and less than $1 million of Common Share repurchases related to employee equity compensation programs, in the third quarter of 2019 under this authorization.

Consistent with our 2019 capital plan, the Board declared a quarterly dividend of $.185 per Common Share for the third quarter of 2019.

Preferred Stock

Preferred stock series	Amount outstanding (in millions)	Shares authorized and outstanding	Par value	Liquidation preference	Ownership interest per depositary share	Liquidation preference per depositary share	Third quarter 2019 dividends paid per depositary share
Fixed-to-Floating Rate Perpetual Noncumulative Series D	$525	21,000	$1	$25,000	1/25th	$1,000	$12.50
Fixed-to-Floating Rate Perpetual Noncumulative Series E	500	500,000	1	1,000	1/40th	25	.382813
Fixed Rate Perpetual Noncumulative Series F	425	425,000	1	1,000	1/40th	25	.353125
Fixed Rate Perpetual Non-Cumulative Series G	450	450,000	1	1,000	1/40th	25	.531250

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

The following is a description of the segments and their primary businesses at September 30, 2019.

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

The table below shows selected financial data for our business segments for the three- and nine-month periods ended September 30, 2019, and September 30, 2018.

Three months ended September 30,	Consumer Bank		Commercial Bank		Other			Total Key
dollars in millions	2019	2018	2019	2018	2019		2018	2019	2018
SUMMARY OF OPERATIONS
Net interest income (TE)	$595	$583	$399	$415	$(14)		$(5)	$980	$993
Noninterest income	238	226	380	338	32		45	650	609
Total revenue (TE) (a)	833	809	779	753	18		40	1,630	1,602
Provision for credit losses	48	32	32	31	120		(1)	200	62
Depreciation and amortization expense	27	25	35	35	36		38	98	98
Other noninterest expense	504	532	337	350	—		(16)	841	866
Income (loss) from continuing operations before income taxes (TE)	254	220	375	337	(138)		19	491	576
Allocated income taxes and TE adjustments	60	52	71	63	(53)		(21)	78	94
Income (loss) from continuing operations	194	168	304	274	(85)		40	413	482
Income (loss) from discontinued operations, net of taxes	—	—	—	—	3		—	3	—
Net income (loss)	194	168	304	274	(82)		40	416	482
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—		—	—	—
Net income (loss) attributable to Key	$194	$168	$304	$274	$(82)	(d)	$40	$416	$482

AVERAGE BALANCES (b)
Loans and leases	$32,760	$31,172	$58,215	$56,096	$981		$1,199	$91,956	$88,467
Total assets (a)	36,417	34,368	66,549	63,488	41,192		38,873	144,158	136,729
Deposits	72,995	69,124	36,204	33,603	1,080		2,899	110,279	105,626
OTHER FINANCIAL DATA
Net loan charge-offs (b)	$40	$36	$35	$26	122		(1)	$197	$61
Return on average allocated equity (b)	22.82%	20.38%	26.37%	24.46%	(3.68)%		2.12%	9.57%	12.57%
Return on average allocated equity	22.82	20.38	26.37	24.46	(3.55)		2.12	9.64	12.57
Average full-time equivalent employees (c)	9,182	9,979	2,226	2,473	5,490		5,698	16,898	18,150

(a)
Substantially all revenue generated by our major business segments is derived from clients that reside in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software, and goodwill held by our major business segments, are located in the United States.

(b)	From continuing operations.

(c)	The number of average full-time equivalent employees was not adjusted for discontinued operations.

(d)	Other segments included $94 million provision for credit loss, net of tax, related to a previously disclosed fraud incident.

Nine months ended September 30,	Consumer Bank		Commercial Bank		Other			Total Key
dollars in millions	2019	2018	2019	2018	2019		2018	2019	2018
SUMMARY OF OPERATIONS
Net interest income (TE)	$1,780	$1,708	$1,206	$1,240	$(32)		$(16)	$2,954	$2,932
Noninterest income	683	684	1,035	974	90		212	1,808	1,870
Total revenue (TE) (a)	2,463	2,392	2,241	2,214	58		196	4,762	4,802
Provision for credit losses	133	104	80	85	123		(2)	336	187
Depreciation and amortization expense	75	78	100	103	108		119	283	300
Other noninterest expense	1,548	1,613	1,036	1,065	54		(15)	2,638	2,663
Income (loss) from continuing operations before income taxes (TE)	707	597	1,025	961	(227)		94	1,505	1,652
Allocated income taxes and TE adjustments	168	142	193	156	(98)		(23)	263	275
Income (loss) from continuing operations	539	455	832	805	(129)		117	1,242	1,377
Income (loss) from discontinued operations, net of taxes	—	—	—	—	6		5	6	5
Net income (loss)	539	455	832	805	(123)		122	1,248	1,382
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—		—	—	—
Net income (loss) attributable to Key	$539	$455	$832	$805	$(123)	(d)	$122	$1,248	$1,382

AVERAGE BALANCES (b)
Loans and leases	$31,993	$31,329	$57,803	$55,472	$1,009		$1,217	$90,805	$88,018
Total assets (a)	35,546	34,547	65,781	63,038	40,992		38,429	142,319	136,014
Deposits	72,202	68,281	35,534	33,191	1,426		2,601	109,162	104,073
OTHER FINANCIAL DATA
Net loan charge-offs (b)	$114	$109	$88	$66	124		—	$326	$175
Return on average allocated equity (b)	21.96%	18.49%	24.41%	24.36%	(2.00)%		2.13%	10.09%	12.24%
Return on average allocated equity	21.96	18.49	24.41	24.36	(1.91)		2.22	10.14	12.28
Average full-time equivalent employees (c)	9,413	10,047	2,285	2,469	5,519		5,838	17,217	18,354

(a)
Substantially all revenue generated by our major business segments is derived from clients that reside in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software, and goodwill held by our major business segments, are located in the United States.

(b)	From continuing operations.

(c)	The number of average full-time equivalent employees was not adjusted for discontinued operations.

(d)	Other segments included $94 million provision for credit loss, net of tax, related to a previously disclosed fraud incident.

20. Revenue from Contracts with Customers

The following table represents a disaggregation of revenue from contracts with customers, by business segment, for the three- and nine-month periods ended September 30, 2019, and September 30, 2018. Refer to Note 19 (“Business Segment Reporting”) for a description of the company-wide organizational change which occurred in the first quarter of 2019 resulting in the realignment of Key’s businesses into two reportable business segments, Consumer Bank and Commercial Bank. Prior period information was restated to conform to the new business segment structure.

	Three months ended September 30, 2019			Three months ended September 30, 2018
dollars in millions	Consumer Bank	Commercial Bank	Total Contract Revenue	Consumer Bank	Commercial Bank	Total Contract Revenue
NONINTEREST INCOME
Trust and investment services income	$89	$16	$105	$89	$17	$106
Investment banking and debt placement fees	—	78	78	—	70	70
Services charges on deposit accounts	59	27	86	57	28	85
Cards and payments income	42	27	69	40	27	67
Other noninterest income	3	—	3	6	—	6
Total revenue from contracts with customers	$193	$148	$341	$192	$142	$334

Other noninterest income (a)			$277			$230
Noninterest income from Other(b)			32			45
Total noninterest income			$650			$609

(a)	Noninterest income considered earned outside the scope of contracts with customers.

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

	Nine months ended September 30, 2019			Nine months ended September 30, 2018
dollars in millions	Consumer Bank	Commercial Bank	Total Contract Revenue	Consumer Bank	Commercial Bank	Total Contract Revenue
NONINTEREST INCOME
Trust and investment services income	$265	$48	$313	$264	$54	$318
Investment banking and debt placement fees	—	188	188	—	185	185
Services charges on deposit accounts	169	82	251	181	84	265
Cards and payments income	123	81	204	115	82	197
Other noninterest income	10	—	10	15	1	16
Total revenue from contracts with customers	$567	$399	$966	$575	$406	$981

Other noninterest income (a)			$752			$677
Noninterest income from Other(b)			90			212
Total noninterest income			$1,808			$1,870

(a)	Noninterest income considered earned outside the scope of contracts with customers.

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

We had no material contract assets or contract liabilities as of September 30, 2019, and September 30, 2018.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of KeyCorp

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of KeyCorp as of September 30, 2019, the related consolidated statements of income, comprehensive income and changes in equity for the three- and nine- month periods ended September 30, 2019 and 2018, the related consolidated statements of cash flows for the nine-month period ended September 30, 2019 and 2018, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

Basis for Review Results

These financial statements are the responsibility of KeyCorp's management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to KeyCorp in accordance with the U.S. federal securities laws and the applicable rules and regulations of the SEC and the PCAOB. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial statements consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Cleveland, Ohio
October 31, 2019

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

For a discussion of certain risk factors affecting us, see the section titled “Supervision and Regulation” in Part I, Item 1. Business, on pages 10-23 of our 2018 Form 10-K; Part I, Item 1A. Risk Factors, on pages 23-34 of our 2018 Form 10-K; the sections titled “Supervision and regulation” and “Strategic developments” in this Form 10-Q; and our disclosure regarding forward-looking statements in this Form 10-Q.

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

On April 18, 2019, we announced our 2019 capital plan. Share repurchases of up to $1.0 billion were included in the 2019 capital plan, which is effective from the third quarter of 2019 through the second quarter of 2020.

We completed $248 million of Common Share repurchases, including $248 million of Common Share repurchases in the open market and less than $1 million of Common Share repurchases related to employee equity compensation programs, in the third quarter of 2019 under our 2019 capital plan authorization.

The following table summarizes our repurchases of our Common Shares for the three months ended September 30, 2019.

Calendar month	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased as part of publicly announced plans or programs (b)
July 1 - 31	—	—	—	54,436,581
August 1 - 30	14,052,462	16.35	14,052,462	46,397,743
September 1 - 30	1,024,014	17.39	1,024,014	42,174,410
Total	15,076,476	16.42	15,076,476

(a)	Includes Common Shares deemed surrendered by employees in connection with our stock compensation and benefit plans to satisfy tax obligations.

(b)
Calculated using the remaining general repurchase amount divided by the closing price of KeyCorp Common Shares as follows: on July 31, 2019 at $18.37; on August 30, 2019, at $16.60; and on September 30, 2019, at $17.84.

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
101
The following materials from KeyCorp’s Form 10-Q Report for the quarterly period ended September 30, 2019, formatted in inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income; (iii) the Consolidated Statements of Changes in Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

104	The cover page from KeyCorp’s Form 10-Q for the quarterly period ended September 30, 2019, formatted in inline XBRL (contained in Exhibit 101).

*	Furnished herewith.

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

KEYCORP
(Registrant)

Date: October 31, 2019	/s/ Douglas M. Schosser
By: Douglas M. Schosser
Chief Accounting Officer (Principal Accounting Officer)