Form 10-K
period 2019-12-31
KEYCORP /NEW/
filed 2020-02-26
CIK 91576

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2019
Commission file number: 1-11302
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of voting stock held by nonaffiliates of the Registrant was $17,805,275,417 (based on the June 28, 2019, closing price of KeyCorp Common Shares of $17.75 as reported on the New York Stock Exchange). As of February 21, 2020, there were 969,889,701 Common Shares outstanding.
Certain specifically designated portions of KeyCorp’s definitive Proxy Statement for its 2020 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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
Forward-looking statements, by their nature, are subject to assumptions, risks, and uncertainties, many of which are outside of our control. Our actual results may differ materially from those set forth in our forward-looking statements. There is no assurance that any list of risks and uncertainties or risk factors is complete. Factors that could cause our actual results to differ from those described in forward-looking statements include, but are not limited to:

•	our concentrated credit exposure in commercial and industrial loans;

•	deterioration of commercial real estate market fundamentals;

•	defaults by our loan counterparties or clients;

•	adverse changes in credit quality trends;

•	declining asset prices;

•	the extensive regulation of the U.S. financial services industry;

•	changes in accounting policies, standards, and interpretations;

•	operational or risk management failures by us or critical third parties;

•	breaches of security or failures of our technology systems due to technological or other factors and cybersecurity threats;

•	negative outcomes from claims or litigation;

•	failure or circumvention of our controls and procedures;

•	the occurrence of natural or man-made disasters, global pandemics, conflicts, or terrorist attacks, or other adverse external events;

•	evolving capital and liquidity standards under applicable regulatory rules;

•	disruption of the U.S. financial system;

•	our ability to receive dividends from our subsidiaries, including KeyBank;

•	unanticipated changes in our liquidity position, including but not limited to, changes in our access to or the cost of funding and our ability to secure alternative funding sources;

•	downgrades in our credit ratings or those of KeyBank;

•	a reversal of the U.S. economic recovery due to financial, political or other shocks;

•	our ability to anticipate interest rate changes and manage interest rate risk;

•	uncertainty surrounding the transition from LIBOR to an alternate reference rate;

•	deterioration of economic conditions in the geographic regions where we operate;

•	the soundness of other financial institutions;

•	our ability to attract and retain talented executives and employees and to manage our reputational risks;

•	our ability to timely and effectively implement our strategic initiatives;

•	increased competitive pressure;

•	our ability to adapt our products and services to industry standards and consumer preferences;

•	unanticipated adverse effects of strategic partnerships or acquisitions and dispositions of assets or businesses; and

•	our ability to develop and effectively use the quantitative models we rely upon in our business planning.
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

•
We use the phrase continuing operations in this document to mean all of our businesses other than the our government-guaranteed and private education lending business and Austin. The government-guaranteed and private education lending business and Austin have been accounted for as discontinued operations since 2009.

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
AML: Anti-money laundering.
AOCI: Accumulated other comprehensive income (loss).
APBO: Accumulated postretirement benefit obligation.
ASC: Accounting Standards Codification.
ASU: Accounting Standards Update.
ATMs: Automated teller machines.
Austin: Austin Capital Management, Ltd.
BSA: Bank Secrecy Act.
BHCA: Bank Holding Company Act of 1956, as amended.
BHCs: Bank holding companies.
Board: KeyCorp Board of Directors.
CAPM: Capital Asset Pricing Model.
CCAR: Comprehensive Capital Analysis and Review.
Cain Brothers: Cain Brothers & Company, LLC.
CECL: Current Expected Credit Losses.
CFPB: Consumer Financial Protection Bureau, also known as the Bureau of Consumer Financial Protection.
CFTC: Commodities Futures Trading Commission.
CMBS: Commercial mortgage-backed securities.
CMO: Collateralized mortgage obligation.
Common Shares: KeyCorp common shares, $1 par value.
CVA: Credit Valuation Adjustment.
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
S&P: Standard and Poor’s Ratings Services, a Division of The McGraw-Hill Companies, Inc.
SEC: U.S. Securities & Exchange Commission.
SIFIs: Systemically important financial institutions, including large, interconnected BHCs and nonbank financial companies designated by FSOC for supervision by the Federal Reserve.
TCJ Act: Tax Cuts and Jobs Act.
TDR: Troubled debt restructuring.
TE: Taxable-equivalent.
U.S. Treasury: United States Department of the Treasury.
VaR: Value at risk.
VEBA: Voluntary Employee Beneficiary Association.
VIE: Variable interest entity.

KEYCORP
2019 FORM 10-K ANNUAL REPORT

PART I
ITEM 1. BUSINESS

Overview

KeyCorp, organized in 1958 under the laws of the State of Ohio, is headquartered in Cleveland, Ohio. We are a BHC under the BHCA and one of the nation’s largest bank-based financial services companies, with consolidated total assets of approximately $145.0 billion at December 31, 2019. KeyCorp is the parent holding company for KeyBank National Association, its principal subsidiary, through which most of our banking services are provided. Through KeyBank and certain other subsidiaries, we provide a wide range of retail and commercial banking, commercial leasing, investment management, consumer finance, student loan refinancing, commercial mortgage servicing and special servicing, and investment banking products and services to individual, corporate, and institutional clients through two major business segments: Consumer Bank and Commercial Bank.

As of December 31, 2019, these services were provided across the country through KeyBank’s 1,098 full-service retail banking branches and a network of 1,420 ATMs in 15 states, as well as additional offices, online and mobile banking capabilities, and a telephone banking call center. Additional information pertaining to our two business segments is included in the “Business Segment Results” section in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report, and in Note 25 (“Business Segment Reporting”) of the Notes to Consolidated Financial Statements presented in Item 8. Financial Statements and Supplementary Data, which are incorporated herein by reference. Key had an average of 17,045 full-time equivalent employees for 2019.

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

Demographics

In the first quarter of 2019, we revised our management structure and changed our basis of presentation into two business segments, Consumer Bank and Commercial Bank. Note 25 (“Business Segment Reporting”) describes the products and services offered by each of these business segments and provides more detailed financial information pertaining to the segments, including changes in basis of presentation.

The Consumer Bank serves individuals and small businesses throughout our 15-state branch footprint by offering a variety of deposit and investment products, personal finance and financial wellness services, lending, student loan refinancing, mortgage and home equity, credit card, treasury services, and business advisory services. The Consumer Bank also purchases retail auto sales contracts via a network of auto dealerships. The auto dealerships finance the sale of automobiles as the initial lender and then assign the contracts to us pursuant to dealer agreements. In addition, wealth management and investment services are offered to assist non-profit and high-net-worth clients with their banking, trust, portfolio management, charitable giving, and related needs.

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

Our executive offices are located at 127 Public Square, Cleveland, Ohio 44114-1306, and our telephone number is (216) 689-3000. Our website is www.key.com, and the investor relations section of our website may be reached through www.key.com/ir. We make available free of charge, on or through the investor relations section of our website, annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website, and available in print upon request from any shareholder to our Investor Relations Department, are the charters for our Technology Committee, Audit Committee, Compensation and Organization Committee, Executive Committee, Nominating and Corporate Governance Committee, and Risk Committee; our Corporate Governance Guidelines; the Code of Business Conduct and Ethics for our directors, officers, and employees; our Standards for Determining Independence of Directors; our policy for Review of Transactions Between KeyCorp and Its Directors, Executive Officers and Other Related Persons; and our Statement of Political Activity. Within the time period required by the SEC and the NYSE, we will post on our website any amendment to the Code of Ethics and any waiver applicable to any senior executive officer or director. We also make available a summary of filings made with the SEC of statements of beneficial ownership of our equity securities filed by our directors and officers under Section 16 of the Exchange Act. The “Regulatory Disclosures & Filings” section under the “Financials” tab of the investor relations section of our website includes public disclosures concerning our historic annual and mid-year stress-testing activities under the Dodd-Frank Act and our quarterly regulatory capital disclosures under the third pillar of Basel III.

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

Information About Our Executive Officers

KeyCorp’s executive officers are principally responsible for making policy for KeyCorp, subject to the supervision and direction of the Board. All executive officers are subject to annual election at the annual organizational meeting of the Board held each May.

Set forth below are the names and ages of the executive officers of KeyCorp as of December 31, 2019, the positions held by each at KeyCorp during the past five years, and the year each first became an executive officer of KeyCorp. On January 1, 2020, Paul Harris retired and Craig Beazer replaced him as KeyCorp’s General Counsel. On January 16, 2020, Victor Alexander became Head of Consumer Bank. Because Messrs. Midkiff and Beazer have been employed at KeyCorp for less than five years, information is being provided concerning their prior business experience. There are no family relationships among the directors or the executive officers.

Victor B. Alexander (40) - Mr. Alexander became Head of Consumer Bank and an executive officer of KeyCorp on January 16, 2020. Prior to that time, he served as the Head of Home Lending from October 2018 to January 2020, Treasurer from July 2017 to October 2018, Merger Integration Executive from December 2015 to June 2017, and Head of Corporate Strategy from January 2015 to December 2015.

Craig T. Beazer (52) - Mr. Beazer became General Counsel of KeyCorp and an executive officer of KeyCorp on January 1, 2020. Mr. Beazer joined KeyCorp in July 2018 as Deputy General Counsel and served in that role until being appointed General Counsel. Mr. Beazer also became the Secretary of KeyCorp in July 2019. Prior to joining KeyCorp, he served as Deputy General Counsel and Corporate Secretary of The Bank of New York Mellon Corporation from January 2015 to July 2018.

Amy G. Brady (53) - Ms. Brady is KeyCorp’s Chief Information Officer, serving in that role since May 2012. Ms. Brady has been an executive officer of KeyCorp since she joined in 2012. She has been a director of DuPont de Nemours, Inc., a multi-industry specialty solutions company, since 2019.

Dennis A. Devine (48) - At December 31, 2019, Mr. Devine was Head of Consumer Bank. He previously served as the Co-President, Consumer and Small Business of Key Community Bank from April 2014 to May 2019 and became an executive officer of KeyCorp in May 2014. From 2012 to 2014, Mr. Devine served as Executive Vice President in various roles, including as head of the Consumer & Small Business Segment and head of Integrated Channels and Community Bank Strategy for Key Community Bank.

Trina M. Evans (55) - Ms. Evans has been the Director of Corporate Center for KeyCorp since August 2012. Prior to this role, Ms. Evans was the Chief Administrative Officer for Key Community Bank and the Director of Client Experience for KeyBank. During her career with KeyCorp, she has served in a variety of senior management roles associated with the call center, internet banking, retail banking, distribution management and information technology. She became an executive officer of KeyCorp in March 2013.

Brian L. Fishel (54) - Mr. Fishel became the Chief Human Resources Officer and an executive officer of KeyCorp in May 2018. From 2013 to 2018, he served as the Director of Talent Management for KeyCorp.

Christopher M. Gorman (59) - In September 2019, Mr. Gorman was appointed President and Chief Operating Officer of KeyCorp. At that time, it was announced that he will succeed Ms. Mooney as Chairman and Chief Executive Officer on May 1, 2020. Mr. Gorman previously served as President of Banking and Vice Chairman from 2017 to September 2019. From 2016 to 2017, he served as Merger Integration Executive responsible for leading the integration efforts related to KeyCorp’s merger with First Niagara. Prior to that, Mr. Gorman was the President of Key Corporate Bank from 2010 to 2016. He previously served as a KeyCorp Senior Executive Vice President and head of Key National Banking during 2010. Mr. Gorman was an Executive Vice President of KeyCorp (2002 to 2010) and served as President of KBCM (2003 to 2010). He became an executive officer of KeyCorp in 2010.

Paul N. Harris (61) - Mr. Harris served as the General Counsel of KeyCorp from 2003 until his retirement from that position on January 1, 2020, and was an executive officer of KeyCorp from 2004 until January 1, 2020. Mr. Harris also served as the Secretary of KeyCorp from 2003 to July 2019.

Clark H.I. Khayat (48) - Mr. Khayat rejoined KeyCorp as Chief Strategy Officer in January 2018. Mr. Khayat previously served as an Executive Vice President and Head of Key’s Enterprise Commercial Payments group from April 2014 to June 2016 and an Executive Vice President in Corporate Strategy from July 2012 to April 2014. He became an executive officer of KeyCorp in September 2018.

Donald R. Kimble (59) - Mr. Kimble has been the Chief Financial Officer of KeyCorp since June 2013. In 2017, Mr. Kimble was also named Vice Chairman. In January 2020, Mr. Kimble was also appointed Chief Administrative Officer. Mr. Kimble became an executive officer upon joining KeyCorp in June 2013.

Angela G. Mago (54) - Ms. Mago is the Head of Commercial Bank. She previously served as Co-Head of Key Corporate Bank from 2016 to May 2019. She also serves as Head of Real Estate Capital for Key, a role she has held since 2014. From 2011 to 2014, Ms. Mago was Head of Key’s Commercial Mortgage Group. She became an executive officer of KeyCorp in 2016.

Mark W. Midkiff (57) - Mr. Midkiff became Chief Risk Officer and an executive officer of KeyCorp in January 2018. Prior to joining KeyCorp, Mr. Midkiff served as the Deputy Chief Credit Officer of BB&T from May 2017 to December 2017. He served as Chief Risk Officer of GE Capital from May 2015 to January 2017 and Chief Risk Officer of MUFG Union Bank from 2009 to April 2015.

Beth E. Mooney (64) - Ms. Mooney has been the Chairman and Chief Executive Officer of KeyCorp since 2011, and an executive officer of KeyCorp since 2006. Prior to becoming Chairman and Chief Executive Officer, she served in a variety of roles with KeyCorp, including President and Chief Operating Officer and Vice Chair and head of Key Community Bank. She has been a director of AT&T, a publicly-traded telecommunications company, since 2013, and a director of Ford Motor Company, an automobile manufacturer, since 2019. In September 2019, it was announced that Ms. Mooney will retire as Chairman and Chief Executive Officer of KeyCorp effective May 1, 2020.

Andrew J. Paine III (50) - Mr. Paine is the Head of Institutional Bank. He previously served as Co-Head of Key Corporate Bank from 2016 to May 2019. He also serves as President of KeyBanc Capital Markets Inc., a role he has held since 2013. From 2010 to 2013, Mr. Paine was the Co-Head of KeyBanc Capital Markets Inc. He became an executive officer of KeyCorp in 2016.

Kevin T. Ryan (58) - Mr. Ryan has been the Chief Risk Review Officer and General Auditor of KeyCorp since 2007. He became an executive officer of KeyCorp in 2016.

Douglas M. Schosser (49) - Mr. Schosser has been the Chief Accounting Officer and an executive officer of KeyCorp since May 2015. Prior to becoming the Chief Accounting Officer, Mr. Schosser served as an Integration Manager at KeyCorp. From 2010 to 2014, he served as the Chief Financial Officer of Key Corporate Bank.

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
As a FHC, KeyCorp is subject to regulation, supervision, and examination by the Federal Reserve under the BHCA. Our national bank subsidiaries and their subsidiaries are subject to regulation, supervision, and examination by the OCC. At December 31, 2019, we operated one full-service, FDIC-insured national bank subsidiary, KeyBank, and one national bank subsidiary that is limited to fiduciary activities. The FDIC also has certain, more limited regulatory, supervisory, and examination authority over KeyBank and KeyCorp under the FDIA and the Dodd-Frank Act.

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

Regulatory capital requirements

Background

KeyCorp and KeyBank are subject to regulatory capital requirements that are based largely on the work of an international group of supervisors known as the Basel Committee on Banking Supervision (“Basel Committee”). The Basel Committee is responsible for establishing international bank supervisory standards for implementation in member jurisdictions, to enhance and align bank regulation on a global scale, and to promote financial stability.
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
Under the Regulatory Capital Rules, standardized approach banking organizations are required to meet the minimum capital and leverage ratios set forth in the following table. At December 31, 2019, Key had an estimated Common Equity Tier 1 Capital Ratio of 9.37% under the fully phased-in Regulatory Capital Rules. Also at December 31, 2019, based on the fully phased-in Regulatory Capital Rules, Key estimates that its capital and leverage ratios, after adjustment for market risk, would be as set forth in the following table.
Pro Forma Ratios vs. Minimum Capital Ratios Calculated Under the Fully Phased-In
Regulatory Capital Rules

Ratios (including capital conservation buffer)	Regulatory Minimum Requirement	Capital Conservation Buffer (c)	Regulatory Minimum With Capital Conservation Buffer	Key December 31, 2019 Pro forma
Common Equity Tier 1 (a)	4.50%	2.50%	7.00%	9.37%
Tier 1 Capital	6.00	2.50	8.50	10.77
Total Capital	8.00	2.50	10.50	12.82
Leverage (b)	4.00	N/A	4.00	9.88

(a)	See section entitled “GAAP to Non-GAAP Reconciliations,” which presents the computation of Common Equity Tier 1 capital under the fully phased-in regulatory capital rules.

(b)	As a standardized approach banking organization, KeyCorp is not subject to the 3% supplemental leverage ratio requirement, which became effective January 1, 2018.

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
We believe that, as of December 31, 2019, KeyBank (consolidated) satisfied the risk-based and leverage capital requirements necessary to be considered “well capitalized” for purposes of the revised prompt corrective action framework. However, investors should not regard this determination as a representation of the overall financial condition or prospects of KeyBank because the prompt corrective action framework is intended to serve a limited supervisory function. Moreover, it is important to note that the prompt corrective action framework does not apply to BHCs, like KeyCorp.

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

In December 2018, the federal banking agencies published a final rule to amend their Regulatory Capital Rules to address the regulatory capital effects of forthcoming changes to GAAP set forth in the issuance by the FASB of ASU No. 2016-13, Financial Instruments - Credit Losses, Topic 326, Measurement of Credit Loses on Financial Instruments, which introduces the current expected credit loss methodology to replace the incurred loss methodology for financial assets. The final rule identifies which credit loss allowances under the new accounting standard are eligible for inclusion in a banking organization’s regulatory capital and provides banking organizations with the option to phase in, over a three-year period, the adverse day-one regulatory capital effects of adoption of the new accounting standard on retained earnings, deferred tax assets, credit loss allowances, and average total consolidated assets. For SEC filers (excluding smaller reporting companies), such as KeyCorp, the new accounting standard will become effective for the first fiscal year starting after December 15, 2019. KeyCorp has elected to evenly phase in the capital impact from the adoption of CECL from 2020 to 2023.

On July 9, 2019, the federal banking agencies issued a final rule to simplify certain aspects of the Regulatory Capital Rules for standardized approach banking organizations, including Key. The final rule simplifies, for these banking organizations, the regulatory capital requirements for mortgage servicing assets, certain deferred tax assets arising from temporary differences, and investments in the capital of unconsolidated financial institutions. The final rule replaces multiple deduction thresholds with a single 25% deduction threshold for each of these categories and requires that a 250% risk weight be applied to mortgage servicing assets and deferred tax assets that are not deducted from capital. The final rule also simplifies the calculation of the amount of capital issued by a consolidated subsidiary of a banking organization and held by third parties that is includable in regulatory capital. In addition, the final rule makes certain technical amendments to the Regulatory Capital Rules that are applicable to standardized approach banking organizations as well as advanced approaches banking organizations. The final rule provided an effective date of October 1, 2019, for the technical amendments and an effective date of April 1, 2020, for the simplification changes. On November 13, 2019, the federal banking agencies published an amendment to the final rule to provide standardized approach banking organizations with the option to implement the simplification changes on either January 1, 2020, or April 1, 2020. We have chosen to implement the simplification changes on April 1, 2020.

In November 2019, the federal banking agencies adopted a final rule to amend the Regulatory Capital Rules by revising the definition of a high volatility commercial real estate (“HVCRE”) exposure. HVCRE exposures are subject to a heightened risk weight under the Regulatory Capital Rules. The final rule conforms the HVCRE definition to statutory changes enacted in May 2018. The final rule also clarifies the treatment under the revised HVCRE definition of credit facilities that finance one-to-four family residential properties as well as credit facilities that finance the development of land. The effective date of the final rule is April 1, 2020.

Liquidity requirements

U.S. banking organizations are subject to regulatory liquidity requirements based on international liquidity standards established by the Basel Committee in 2010, and subsequently revised between 2013 and 2014 (as revised, the “Basel III liquidity framework”). The Basel III liquidity framework establishes quantitative standards designed to ensure that a banking organization is appropriately positioned, from a balance sheet perspective, to satisfy its short- and long-term funding needs.

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

In October 2014, the federal banking agencies published a final rule to implement the Basel III LCR for U.S. banking organizations (the “Liquidity Coverage Rules”). Consistent with the Basel III LCR, the U.S. Liquidity Coverage Rules established a minimum LCR for certain internationally active bank and nonbank financial companies (excluding KeyCorp), and a modified version of the LCR (“Modified LCR”) for BHCs and other depository institution holding companies with over $50 billion in consolidated assets that are not internationally active (including KeyCorp). Under the Liquidity Coverage Rules, KeyCorp was required to calculate a Modified LCR on a monthly basis and was required to satisfy a minimum Modified LCR requirement of 100%. At December 31, 2019, KeyCorp’s Modified LCR was above 100%. In the future, KeyCorp may change the composition of its investment portfolio, increase the size of the overall investment portfolio, and modify product offerings to enhance or optimize our liquidity position. KeyBank was not subject to the LCR or the Modified LCR under the Liquidity Coverage Rules.

In December 2016, the Federal Reserve adopted a final rule to implement public disclosure requirements for the LCR and Modified LCR. Under the final rule, each calendar quarter KeyCorp was required to publicly disclose certain quantitative information regarding its Modified LCR calculation, together with a discussion of the factors that have a significant effect on its Modified LCR. KeyCorp began complying with these disclosure requirements for the calendar quarter beginning October 1, 2018.

The federal banking agencies commenced implementation of the Basel III NSFR in the United States in April and May 2016, with the release of a proposed rule to implement a minimum net stable funding ratio (“NSFR”) requirement for certain internationally active banking organizations (excluding KeyCorp) and a modified version of the minimum NSFR requirement (“Modified NSFR”) for BHCs and other depository institution holding companies with over $50 billion in consolidated assets that are not internationally active (including KeyCorp), together with quarterly public disclosure requirements. The comment period for the NPR expired on August 5, 2016. The federal banking agencies have not yet issued a final rule to implement the NSFR in the United States.

Large BHCs, like KeyCorp, are also subject to liquidity requirements contained in regulations adopted pursuant to the Dodd-Frank Act and the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”). As enacted in 2010, the Dodd-Frank Act required the Federal Reserve to impose enhanced prudential standards and early remediation requirements (collectively, “EPSs”), including enhanced liquidity standards, upon BHCs (like KeyCorp) with at least $50 billion in total consolidated assets.

In March 2014, the Federal Reserve published a final rule to implement certain of the EPSs required under the Dodd-Frank Act, including liquidity requirements relating to cash flow projections, a contingency funding plan, liquidity risk limits, the monitoring of liquidity risks (with respect to collateral, legal entities, currencies, business lines, and intraday exposures), liquidity stress testing, a liquidity buffer, and liquidity risk management requirements, including requirements that apply to the board of directors, the risk committee, senior management, and the independent review function. KeyCorp was required to comply with the final rule starting on January 1, 2015.

EGRRCPA, enacted on May 24, 2018, raised the asset threshold above which the Federal Reserve is required to apply EPSs to BHCs from $50 billion to $250 billion. EGRRCPA gave the Federal Reserve the authority, following notice and comment procedures, to continue to apply EPSs to any BHCs having at least $100 billion but less than $250 billion in total consolidated assets (like KeyCorp) if it determines that the application of the EPS is appropriate to prevent or mitigate risks to financial stability or to promote the safety and soundness of the BHC or BHCs, taking into consideration the BHC’s or BHCs’ capital structure, riskiness, complexity, financial activities, size, and other relevant factors.

In October 2019, the federal banking agencies issued two final rules related to the implementation of EGRRCPA (“Tailoring Rules”). The final rules established four risk-based categories of banking organizations with $100 billion or more in total consolidated assets and applied tailored regulatory requirements to each respective category. Based on Key’s analysis of the Tailoring Rules, KeyCorp falls within the least restrictive of those categories (“Category IV Firms”). The Tailoring Rules became effective on December 31, 2019.

In one of the Tailoring Rules, the federal banking agencies amended various rules, including the rules governing standardized liquidity requirements, thereby applying tailored liquidity requirements to large banking organizations in each of the four risk-based categories of institutions described in the Tailoring Rules. Under this final rule, Category IV Firms with weighted short-term wholesale funding of less than $50 billion will not be subject to a reduced LCR. KeyCorp believes that it does not meet the $50 billion threshold and that it will not be subject to the reduced LCR. Thus, as of December 31, 2019, KeyCorp is no longer subject to an LCR requirement or an LCR public disclosure requirement.

In the other Tailoring Rule, the Federal Reserve amended certain of its rules governing EPSs to apply tailored regulatory standards (including liquidity standards) to large BHCs in each of the four risk-based categories of institutions described in the Tailoring Rules. Under this rule, Category IV Firms (like KeyCorp) are required to conduct internal liquidity stress tests quarterly rather than monthly as was previously the case and are subject to simplified liquidity risk management requirements, including requirements to adopt a set of liquidity risk limits that is more limited than previously required, calculate collateral positions monthly rather than weekly, and monitor fewer elements of intraday liquidity risk exposures. Category IV Firms are still required to maintain a liquidity buffer that is sufficient to meet the projected net stressed cash-flow need over a 30-day planning horizon under the firm’s internal liquidity stress test and remain subject to monthly tailored FR 2052a liquidity reporting requirements.

Capital planning and stress testing

The Federal Reserve’s capital plan rule requires each U.S.-domiciled, top-tier BHC with total consolidated assets of at least $100 billion (like KeyCorp) to develop and maintain a written capital plan supported by a robust internal capital adequacy process. The capital plan must be submitted to the Federal Reserve for supervisory review in connection with its CCAR (described below). The supervisory review includes an assessment of many factors, including KeyCorp’s ability to maintain capital above each minimum regulatory capital ratio on a pro forma basis under expected and stressful conditions throughout the planning horizon. KeyCorp is also subject to the Federal Reserve’s supervisory expectations for capital planning and capital positions as a large, noncomplex BHC, as set forth in a Federal Reserve guidance document issued on December 18, 2015 (“SR Letter 15-19”). Under SR Letter 15-19, the Federal Reserve identifies its core capital planning expectations regarding governance; risk management; internal controls; capital policy; capital positions; incorporating stressful conditions and events; and estimating impact on capital positions for large and noncomplex firms building upon the capital planning requirements under its capital plan and stress test rules. SR Letter 15-19 also provides detailed supervisory expectations on such a firm’s capital planning processes.

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

The Federal Reserve conducts a supervisory stress test on KeyCorp, pursuant to which the Federal Reserve projects revenue, expenses, losses, and resulting post-stress capital levels and regulatory capital ratios under conditions that affect the U.S. economy or the financial condition of KeyCorp, including supervisory baseline and severely adverse scenarios (and through 2018, an adverse scenario), that are determined by the Federal Reserve. KeyCorp and KeyBank have also been required to conduct their own company-run stress tests to assess the impact of stress scenarios (including supervisor-provided baseline, adverse, and severely adverse scenarios and, for KeyCorp, one KeyCorp-defined baseline scenario and at least one KeyCorp-defined stress scenario) on their consolidated earnings, losses, and capital over a nine-quarter planning horizon, taking into account their current condition, risks, exposures, strategies, and activities. While KeyBank has only had to conduct an annual stress test, KeyCorp has had to conduct both an annual and a mid-cycle stress test. KeyCorp and KeyBank have been required to report the results of their annual stress tests to the Federal Reserve and the OCC. KeyCorp has been required to report the results of its mid-cycle stress test to the Federal Reserve. Summaries of the results of these company-run stress tests have been disclosed each year under the “Regulatory Disclosures & Filings” section of the “Financials” tab of Key’s Investor Relations website: http://www.key.com/ir.

On February 5, 2019, the Federal Reserve announced that for 2019 certain less-complex BHCs with total consolidated assets between $100 billion and $250 billion (including KeyCorp) were not subject to supervisory stress testing or company-run stress testing and were not required to participate in CCAR or submit a capital plan to the Federal Reserve. However, the Federal Reserve indicated that each of these firms (including KeyCorp) remains subject to the requirement to develop and maintain a capital plan which will have to be reviewed and approved by the firm’s board of directors (or committee thereof) at least annually. KeyBank, like KeyCorp, did not have to conduct a company-run stress test in 2019 since the OCC informed OCC-regulated institutions with total consolidated assets from $100 billion to less than $250 billion that they will not be required to comply with any stress testing requirements in 2019.

One of the Tailoring Rules issued by the Federal Reserve in October 2019 to implement EGRRCPA changes the stress testing requirements applicable to BHCs that are Category IV Firms (like KeyCorp). Under this rule, Category IV Firms will no longer be required to conduct and publicly disclose the results of company-run stress tests and will be subject to a supervisory stress test conducted by the Federal Reserve every other year rather than every year as has been the case. In 2020, KeyCorp will be required to participate in the Federal Reserve’s CCAR process and will be subject to a supervisory stress test conducted by the Federal Reserve.

A separate rule was issued by the federal banking agencies in October 2019 to implement a provision in EGRRCPA that raised the asset threshold that triggers the requirement for federally-regulated banks to conduct company-run stress tests on an annual basis from $10 billion to $250 billion in total consolidated assets. Under this final rule, federally-regulated banks with total assets of less than $250 billion (like KeyBank) will no longer be required to conduct annual company-run stress tests. Also, this final rule removes the “adverse” scenario as a required scenario for all stress testing requirements applicable to BHCs and federally-regulated banks so that such stress tests will be required to include only “baseline” and “severely adverse” scenarios.

In a release published on April 10, 2018, the Federal Reserve invited comment on a proposal to integrate certain aspects of the Federal Reserve’s Regulatory Capital Rules with the CCAR and stress test rules, in order to simplify the overall capital framework that is currently applicable to banking organizations subject to the capital plan rule (including KeyCorp).  Under the proposal, the Federal Reserve would (i) amend the capital conservation buffer requirement under the Regulatory Capital Rules by replacing the static risk-weighted assets component of the buffer with a new measure, the stress capital buffer, which would be based on the results of an individual banking organization’s supervisory stress test; (ii) introduce a stress leverage buffer requirement that would replace the existing Tier 1 leverage requirement under CCAR; (iii) modify certain assumptions under the supervisory stress test; (iv) remove the 30% dividend payout ratio limitation as a criterion for heightened supervisory scrutiny of an organization’s capital plan; and (v) eliminate the CCAR quantitative objection.

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

Key does not anticipate that the proprietary trading restrictions in the Volcker Rule will have a material impact on its business, but it may be required to divest certain fund investments as discussed in more detail in Note 6 (“Fair Value Measurements”) in Item 8 of this report. On January 13, 2017, Key filed for an additional extension for illiquid funds, to retain certain indirect investments until the earlier of the date on which the investments are conformed or are expected to mature or July 21, 2022. The application for an extension was approved on February 14, 2017. As of December 31, 2019, we have not committed to a plan to sell these investments. Therefore, these investments continue to be valued using the net asset value per share methodology.

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

On January 30, 2020, five federal agencies invited public comment on a proposal that is intended to clarify and streamline the covered fund-related provisions of the Volcker Rule. Among other things, the proposal would (i) permit certain low-risk transactions (including intraday credit and payment, clearing, and settlement transactions) between a banking entity and covered funds for which the banking entity serves as investment adviser, investment manager, or sponsor; (ii) clarify exclusions from the covered fund definition for foreign public funds, loan securitizations, and small business investment companies; and (iii) permit banking entities to invest in or sponsor certain types of funds that do not raise the concerns that the Volcker Rule was intended to address, such as credit funds, venture capital funds, customer facilitation funds, and family wealth management vehicles. Comments on this proposal are due by April 1, 2020.

Enhanced prudential standards and early remediation requirements

As enacted in 2010, the Dodd-Frank Act required the Federal Reserve to impose EPSs upon BHCs, like KeyCorp, with at least $50 billion in total consolidated assets. Prudential standards were required to include enhanced risk-based capital requirements and leverage limits, liquidity requirements, risk-management and risk committee requirements, resolution plan requirements, credit exposure report requirements, single counterparty credit limits (“SCCL”), supervisory and company-run stress test requirements and, for certain financial companies, a debt-to-equity limit. Early remediation requirements were required to include limits on capital distributions, acquisitions, and asset growth in early stages of financial decline and capital restoration plans, capital raising requirements, limits on transactions with affiliates, management changes, and asset sales in later stages of financial decline, which would be triggered by forward-looking indicators including regulatory capital and liquidity measures.

The resolution plan requirements were implemented by a joint final rule adopted by the Federal Reserve and FDIC in 2011 and were revised by a joint final rule adopted by the Federal Reserve and FDIC in 2019. In 2011, the Federal Reserve also issued a proposal to implement the stress test, early remediation, and SCCL requirements. However, when that proposal was adopted as a final rule in 2012, it included only the stress test requirements and not the SCCL or early remediation requirements.

In March 2014, the Federal Reserve published a final rule to implement certain of the EPSs required under the Dodd-Frank Act, including: (i) the incorporation of the Regulatory Capital Rules through the Federal Reserve’s previously finalized rules on capital planning and stress tests; (ii) liquidity requirements; (iii) the risk management framework, the risk committee, and the chief risk officer as well as the corporate governance requirements as they relate to liquidity risk management; and (iv) a 15-to-1 debt-to-equity limit for companies that the FSOC determines pose a “grave threat” to U.S. financial stability. KeyCorp was required to comply with the final rule starting on January 1, 2015.

EGRRCPA, which was enacted on May 24, 2018, raised, from $50 billion to $250 billion, the asset threshold above which the Federal Reserve is required to apply EPSs to BHCs. EGRRCPA gave the Federal Reserve the authority, following notice and comment procedures, to continue to apply EPSs to any BHCs having at least $100 billion but less than $250 billion in total consolidated assets (like KeyCorp). Also, this statute requires the Federal Reserve to continue to conduct periodic stress tests of BHCs with assets between $100 billion and $250 billion (like KeyCorp), and the requirement for a publicly traded BHC to have a risk committee continues to apply if a BHC has assets of at least $50 billion.

On June 14, 2018, the Federal Reserve issued a final rule establishing SCCL requirements for BHCs with $250 billion or more in total consolidated assets. The final rule does not apply to KeyCorp. The Federal Reserve has taken no further action on the early remediation requirements proposed in 2011.

In one of the Tailoring Rules issued in October 2019 to implement EGRRCPA, the Federal Reserve amended certain of its rules governing EPSs to apply tailored regulatory standards to large BHCs in each of the four risk-based categories of institutions described in the Tailoring Rules. Based on Key’s analysis of the Tailoring Rules, KeyCorp believes that it is a Category IV Firm, the least restrictive of these categories. The Tailoring Rules are discussed further under the headings “Regulatory capital requirements - liquidity requirements” and “Regulatory capital requirements - Capital planning and stress testing.”

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

Supervision and governance

On November 2, 2018, the Federal Reserve announced that it is adopting a new supervisory rating system for large financial institutions, including BHCs with total consolidated assets of $100 billion or more (like KeyCorp) (“LFI Rating System”), in order to align the Federal Reserve’s rating system with the post-crisis supervisory programs for these firms. The LFI Rating System will provide a supervisory evaluation of whether an institution possesses sufficient operational strength and resilience to maintain safe and sound operations through a range of conditions and will assess an institution’s capital planning and positions, liquidity risk management and positions, and governance and controls. Institutions subject to the LFI Rating System will be rated using the following scale: Broadly Meets Expectations, Conditionally Meets Expectations, Deficient-1, and Deficient-2, with the Conditionally Meets Expectations rating intended to be used as a transitory rating to allow an institution time to remediate a concern identified during the supervisory evaluation. The Federal Reserve assigned initial ratings under the LFI

Rating System in 2019 to institutions that are subject to the Large Institution Supervision Coordinating Committee framework (excluding KeyCorp) and intends to assign initial ratings in 2020 for all other large financial institutions subject to this rating system (including KeyCorp).

The governance and controls component of the LFI Rating System is the subject of two separate, but related proposals: (i) proposed guidance regarding supervisory expectations for boards of directors of large financial institutions; and (ii) proposed guidance regarding core principles for effective senior management, business management, and independent risk management and controls for large financial institutions. The proposed guidance regarding supervisory expectations for boards of directors (published by the Federal Reserve on August 3, 2017) identifies the attributes of effective boards of directors that would be used by an examiner to evaluate an institution’s governance and controls. The proposal also clarifies that for all institutions supervised by the Federal Reserve, most supervisory findings should be communicated to the organization’s senior management for corrective action and not its board of directors. In addition, the proposal identifies existing supervisory expectations for boards of directors set forth in Federal Reserve Supervision and Regulation Letters that could be eliminated or revised. The Federal Reserve extended the comment period for the proposed guidance regarding supervisory expectations for boards of directors until February 15, 2018.

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

On December 12, 2019, the OCC and the FDIC requested public comment on a proposal to revise the agencies’ CRA regulations to modernize the framework by which the OCC and the FDIC assess a bank’s CRA performance. The agencies stated that they were doing so in order to make the regulatory framework more objective, transparent, consistent, and easy to understand and thereby better achieve the statutory purpose of encouraging banks to serve their communities. The proposal would (i) clarify and expand which activities qualify for CRA credit; (ii) update the definition of the areas where activities count for CRA credit; (iii) create a more transparent and objective method for measuring CRA performance; and (iv) provide for more transparent, consistent, and timely CRA-related data collection, recordkeeping, and reporting. The proposal was published in the Federal Register on January 9, 2020. Comments are due by April 8, 2020. Any revision of the OCC’s CRA regulations would apply to national banks, including KeyBank.

Control standards

On January 30, 2020, the Federal Reserve adopted a final rule setting forth a new, comprehensive framework for determining control under the BHCA and the Home Owners’ Loan Act. The final rule simplifies and provides greater transparency regarding the standards used by the Federal Reserve to determine whether one company has control over another company. The final rule codifies existing Federal Reserve precedents on control and makes certain targeted adjustments to these precedents. The final rule provides a tiered framework that looks at the size of an investing company’s voting and total equity investment in another company along with a variety of other factors, including board representation, officer and employee interlocks, and the existence of business relationships between the companies. By providing greater clarity regarding the standards that will be applied for control determinations, the final rule may facilitate (i) BHCs making minority investments in nonbank companies; and (ii) nonbank investors taking minority stakes in banking organizations.

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

As of December 31, 2019, approximately 72% of our loan portfolio consisted of commercial and industrial loans, commercial real estate loans, including commercial mortgage and construction loans, and commercial leases. These types of loans are typically larger than residential real estate loans and consumer loans and have a different risk profile. The deterioration of a larger loan or a group of these loans could cause a significant increase in nonperforming loans, which could result in a net loss of earnings from these loans, an increase in the provision for loan and lease losses, and an increase in loan charge-offs.

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

We maintain an ALLL (a reserve established through a provision for loan and lease losses charged to expense) that represents our estimate of losses based on our evaluation of risks within our existing portfolio of loans. The level of the allowance at December 31, 2019 reflects our ongoing evaluation of industry concentrations; specific credit risks; loan and lease loss experience; current loan portfolio quality; present economic, political and regulatory conditions; and incurred losses inherent in the current loan portfolio. The determination of the appropriate level of the ALLL inherently involves a degree of subjectivity and requires that we make significant estimates of current credit risks and current trends, all of which may undergo material changes.

As described in Note 1 (“Summary of Significant Accounting Policies”), on January 1, 2020, we adopted ASC 326, Financial Instruments-Credit Losses, and as such, in determining the ALLL under CECL, we must estimate expected lifetime credit losses based on information about past events, current conditions, and reasonable and supportable forecasts of future economic conditions. Changes in economic conditions affecting borrowers, the softening of certain macroeconomic variables that we are more susceptible to, such as GDP, unemployment, corporate bond rates, household income, 30 year mortgage rates and real estate values, along with new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may indicate the need for an increase in the ALLL.

Declining asset prices could adversely affect us.

During the Great Recession, the volatility and disruption that the capital and credit markets experienced reached extreme levels. This severe market disruption led to the failure of several substantial financial institutions, which caused the credit markets to constrict and also caused a widespread liquidation of assets. These asset sales, along with asset sales by other leveraged investors, including some hedge funds, rapidly drove down prices and valuations across a wide variety of traded asset classes. Asset price deterioration has a negative effect on the valuation of certain of the asset categories represented on our balance sheet and reduces our ability to sell assets at prices we deem acceptable. Although the recovery has been in place for some time, a new recession would likely reverse recent positive trends in asset prices.

II.  Compliance Risk

We are subject to extensive government regulation, supervision, and tax legislation.

As a financial services institution, we are subject to extensive federal and state regulation, supervision, and tax legislation. Banking regulations are primarily intended to protect depositors’ funds, the DIF, consumers, taxpayers, and the banking system as a whole, not our debtholders or shareholders. These regulations increase our costs and affect our lending practices, capital structure, investment practices, dividend policy, ability to repurchase our common shares, and growth, among other things.

KeyBank and KeyCorp remain covered institutions under the Dodd-Frank Act’s heightened prudential standards and regulations, including its provisions designed to protect consumers from financial abuse. Like similarly-situated institutions, Key undergoes routine scrutiny from bank supervisors in the examination process and is subject to enforcement of regulations at the federal and state levels, particularly with respect to consumer banking-related practices as well as compliance with AML, BSA and Office of Foreign Assets Control efforts. Federal rulemaking bodies continue to pass new, or modifications to, significant regulations with upcoming effective dates. There has also been an increase in state legislative activity, particularly in areas such as student lending and privacy. As new privacy-related laws and regulations, such as the California Consumer Privacy Act, are implemented in jurisdictions in which KeyBank operates, the time and resources needed for us to comply with such laws and regulations, as well as our potential liability for noncompliance and reporting obligations in the case of data breaches, may significantly increase. Compliance with these laws and regulations may require us to change our policies, procedures, and technology for information security and segregation of data, which could, among other things, make us more vulnerable to operational failures, and subject us to monetary penalties for breach of such laws and regulations. As a result, some uncertainty remains as to the aggregate impact upon Key of significant regulations.
Changes to existing statutes and regulations, and taxes (including industry-specific taxes and surcharges), or their interpretation or implementation could affect us in substantial and unpredictable ways. These changes may subject us to additional costs and increase our litigation risk should we fail to appropriately comply. Such changes may also impact consumer behavior, limit the types of financial services and products we may offer, affect the investments we make, and change the manner in which we operate.

Certain federal regulations have been in existence for decades without modification to account for modern banking practices, such as digital delivery of products and services, which can create challenges in execution and in the examination process. Emerging technologies, such as cryptocurrencies, could limit KeyBank’s ability to track the movement of funds. KeyBank’s ability to comply with BSA/AML and other regulations is dependent on its ability to improve detection and reporting capabilities and reduce variation in control processes and oversight accountability.

Additionally, federal banking law grants substantial enforcement powers to federal banking regulators. This enforcement authority includes, among other things, the ability to assess civil money penalties, fines, or restitution, to issue cease and desist or removal orders, and to initiate injunctive actions against banking organizations and affiliated parties. These enforcement actions may be initiated for violations of laws and regulations, for practices determined to be unsafe or unsound, or for practices or acts that are determined to be unfair, deceptive, or abusive. Failure to comply with these and other regulations, and supervisory expectations related thereto, may result in fines, penalties, lawsuits, regulatory sanctions, reputational damage, or restrictions on our business.

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

In addition to the other risks discussed in this section, we are subject to operational risk, which represents the risk of loss resulting from human error, inadequate or failed internal processes, internal controls, systems, and external events. Operational risk includes the risk of fraud by employees, clerical and record-keeping errors, nonperformance by vendors, threats from cyber activity, and computer/telecommunications malfunctions. Fraudulent activity has escalated, become more sophisticated, and is ever evolving as there are more options to access financial services. For instance, in our Form 8-K filed July 16, 2019, we disclosed that on or about July 9, 2019, we discovered fraudulent activity associated with transactions conducted in the third quarter of 2019 by a business customer of KeyBank. This fraudulent activity resulted in $139 million of net loan charge-offs in 2019. Operational risk also encompasses compliance and legal risk, which is the risk of loss from violations of, or noncompliance with, laws, rules, regulations, prescribed practices, or ethical standards, as well as the risk of our noncompliance with contractual and other obligations. We are also exposed to operational risk through our outsourcing arrangements, and the effect that changes in circumstances or capabilities of our outsourcing vendors can have on our ability to continue to perform operational functions necessary to our business, such as certain loan processing functions. For example, breakdowns or failures of our vendors’ systems or employees could be a source of operational risk to us. Resulting losses from operational risk could take the form of explicit charges, increased operational costs (including remediation costs), harm to our reputation, inability to secure insurance, litigation, regulatory intervention or sanctions, or foregone business opportunities.

Our information systems may experience an interruption or breach in security.

We rely heavily on communications, information systems (both internal and provided by third parties), and the internet to conduct our business. Our business is dependent on our ability to process and monitor large numbers of daily transactions in compliance with legal, regulatory, and internal standards and specifications. In addition, a significant portion of our operations relies heavily on the secure processing, storage, and transmission of personal and confidential information, such as the personal information of our customers and clients. These risks may increase in the future as we continue to increase mobile payments and other internet-based product offerings, expand our internal usage of web/cloud-based products and applications, and maintain and develop new relationships with third and fourth party providers. In addition, our ability to extend protections to customers’ information to individual customer devices is limited, especially if the customers willingly provide third parties access to their devices or information.

In the event of a failure, interruption, or breach of our information systems or that of a third party that provides services to us or our customers, we may be unable to avoid impact to our customers. Such a failure, interruption, or breach could result in legal liability, remediation costs, regulatory action, or reputational harm. Other U.S. financial service institutions and companies have reported breaches, some severe, in the security of their websites or other systems and several financial institutions, including Key, experienced significant distributed denial-of-service attacks, some of which involved sophisticated and targeted attacks intended to disable or degrade service, or sabotage systems. Other attacks have attempted to obtain unauthorized access to confidential information, hold for ransom, or alter or destroy data, often through the introduction of computer viruses or malware, phishing, cyberattacks, credential stuffing, and other means. To the extent that we use third parties to provide services to our clients, we seek to minimize the risk by performing due diligence and monitoring the third party, but we cannot control all of the risks at these third parties. Should an adverse event affecting another company’s systems occur, we may not have indemnification or other protection from the other company sufficient to fully compensate us or otherwise protect us or our clients from the consequences.

In addition, our customers routinely use Key-issued credit and debit cards to pay for transactions conducted with businesses in person and over the internet. If the business’s systems that process or store debit or credit card information experience a security breach, our card holders may experience fraud on their card accounts. We may suffer losses associated with such fraudulent transactions, as well as for other costs, such as replacing impacted cards. Key also provides card transaction processing services to some merchant customers under agreements we have with payment networks such as Mastercard. Under these agreements, we may be responsible for certain losses and penalties if one of our merchant customers suffers a data breach.

We also face risks related to the increasing interdependence and interconnectivity of financial entities and technology systems. A technology failure, cyberattack or other security breach that significantly compromises the systems of one or more financial parties or service providers could have a material impact on counterparties or market participants, including us. Any third-party technology failure, cyberattack, or security breach could adversely affect our ability to effect transactions, service clients, or otherwise operate our business.

To date, none of these efforts have had a material adverse effect on our business or operations or resulted in any material disruption of our operations or material harm to our customers. Such security attacks can originate from a wide variety of sources/malicious actors, including, but not limited to, persons who constitute an insider threat, who are involved with organized crime, or who may be linked to terrorist organizations or hostile foreign governments. Those same parties may also attempt to fraudulently induce employees, customers, or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers or clients through social engineering, phishing, and other methods. Our security systems may not be able to protect our information systems from similar attacks due to the rapid evolution and creation of sophisticated cyberattacks. We are also subject to the risk that a malicious actor or our employees may intercept and/or transmit or otherwise misuse unauthorized confidential or proprietary information. An interception, misuse, or mishandling of personal, confidential, or proprietary information being sent to or received from a customer or third party could result in legal liability, remediation costs, regulatory action, and reputational harm. Over the last few years, several large companies have disclosed that they suffered substantial data security breaches, compromising millions of user accounts and credentials. To date, our losses and costs related to these breaches have not been material, but other similar events in the future could have a significant impact on us.

We have incurred and will continue to incur significant expense in an effort to improve the reliability of our systems and their security against external and internal threats. Nonetheless, there remains the risk that one or more adverse events might occur. If one does occur, we might not be able to remediate the event or its consequences timely or adequately.

We rely on third parties to perform significant operational services for us.

Third parties perform significant operational services on our behalf. Additionally, some of our third parties outsource aspects of their operations to other third parties (commonly referred to as “fourth parties”). These parties are subject to similar risks as Key relating to cybersecurity and breakdowns or failures of their own systems, internal processes and controls, or employees. One or more of these third parties may experience a cybersecurity event or operational disruption and, if any such event does occur, it may not be adequately addressed, either operationally or financially, by such third party. Certain of these third parties may have limited indemnification obligations or may not have the financial capacity to satisfy their indemnification obligations. Financial or operational difficulties of a third party could also impair our operations if those difficulties interfere with such third party’s ability to serve us. Additionally, some of our outsourcing arrangements are located overseas and, therefore, are subject to risks unique to the regions in which they operate. If a critical third party is unable to meet our needs in a timely manner or if the services or products provided by such third party are terminated or otherwise delayed and if we are not able to identify or develop alternative sources for these services and products quickly and cost-effectively, it could have a material adverse effect on our business. Additionally, regulatory guidance adopted by federal banking regulators related to how banks select, engage, and manage their third parties affects the circumstances and conditions under which we work with third parties and the cost of managing such relationships.

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

We are also involved, from time to time, in other reviews, investigations, and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding our business, including, among other things, accounting, compliance, and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions, or other relief. The number and risk of these investigations and proceedings has increased in recent years in the financial services industry due to legal changes to the consumer protection laws provided for by the Dodd-Frank Act and the creation of the CFPB.

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

We regularly review and update our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. We also maintain an ERM program designed to identify, measure, monitor, report, and analyze our risks. Additionally, our internal audit function provides an independent assessment and testing of Key’s internal controls, policies, and procedures. Any system of controls and any system to reduce risk exposure, however well designed, operated, and tested, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. The systems may not work as intended or be circumvented by employees, third parties, or others outside of Key. Additionally, instruments, systems, and strategies used to hedge or otherwise manage exposure to various types of market compliance, credit, liquidity, operational, and business risks and enterprise-wide risk could be less effective than anticipated. As a result, we may not be able to effectively or fully mitigate our risk exposures in particular market environments or against particular types of risk.

Climate change, severe weather, global pandemics, natural disasters, acts of war or terrorism, and other external events could significantly impact our business.

Natural disasters, including severe weather events of increasing strength and frequency due to climate change, acts of war or terrorism, global pandemics, and other adverse external events could have a significant impact on our ability to conduct business or upon third parties who perform operational services for us. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in lost revenue, or cause us to incur additional expenses.

Additionally, potential future shutdowns of portions of the Federal government could negatively impact the financial performance of certain customers and could negatively impact customers’ future access to certain loan and guaranty programs.

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

In addition, the liquidity standards require us to hold high-quality liquid assets, may require us to change our future mix of investment alternatives, and may impact future business relationships with certain customers. Additionally, support of liquidity standards may be satisfied through the use of term wholesale borrowings, which tend to have a higher cost than that of traditional core deposits.

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

Recently, certain regulatory rule changes related to tailoring outlined in EGRRCPA have been finalized. While marginal relief from certain capital and liquidity standards has been afforded to Key (such as relief from LCR compliance), overall capital and liquidity management practices and expectations will remain unchanged for the foreseeable future. Moreover, Key does not anticipate significant changes to its overall liquidity and capital levels or composition as a result of the final rules. Finally, additional guidance and rule-making related to capital planning and stress testing have yet to be finalized and impacts resulting from these potential changes remain unknown.

Federal agencies’ actions to ensure stability of the U.S. financial system may have disruptive effects on us.

Since 2008, the federal government has taken unprecedented steps to provide stability to and confidence in the financial markets. For example, the Federal Reserve initiated a round of interest rate cuts designed to maintain economic expansion. In the future, federal agencies may no longer support such initiatives. The discontinuation of such initiatives may have unanticipated or unintended impacts, perhaps severe, on the financial markets. These effects could include higher debt yields, a flatter or steeper slope to the yield curve, or unanticipated changes to quality spread premiums that may not follow historical relationships or patterns. In addition, new initiatives or legislation may not be implemented, or, if implemented, may not be adequate to counter any negative effects of discontinuing programs or, in the event of an economic downturn, to support and stabilize the economy.

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

The rating agencies regularly evaluate the securities issued by KeyCorp and KeyBank. The ratings of our long-term debt and other securities are based on a number of factors, including our financial strength, ability to generate earnings, and other factors. Some of these factors are not entirely within our control, such as conditions affecting the financial services industry and the economy and changes in rating methodologies. Changes in any of these factors could impact our ability to maintain our current credit ratings. A rating downgrade of the securities of KeyCorp or KeyBank could adversely affect our access to liquidity and could significantly increase our cost of funds, trigger additional collateral or funding requirements, and decrease the number of investors and counterparties willing to lend to us, reducing our ability to generate income.

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

Our earnings are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions, the competitive environment within our markets, consumer preferences for specific loan and deposit products, and policies of various governmental and regulatory agencies, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rate controls being applied by the Federal Reserve, could influence the amount of interest we receive on loans and securities, the amount of interest we pay on deposits and borrowings, our ability to originate loans and obtain deposits, and the fair value of our financial assets and liabilities. If the Federal Reserve raises interest rates and begins to reverse quantitative easing, the behavior of national money market rate indices, the correlation of consumer deposit rates to financial market interest rates, and the setting of LIBOR rates may not follow historical relationships, which could influence net interest income and net interest margin.

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

Uncertainty surrounding the transition from LIBOR to an alternate reference rate may adversely affect our business.

On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority (the “Authority”), which regulates LIBOR, announced that the Authority intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. A transition away from the widespread use of LIBOR to alternative rates is expected to occur before the end of 2021. Although no consensus exists at this time as to what benchmark rate or rates may become accepted alternatives to LIBOR, in the United States, the Alternative Reference Rates Committee of the Federal Reserve and the Federal Reserve Bank of New York started in May 2018 to publish the Secured Overnight Finance Rate (“SOFR”) as an alternative to U.S. dollar LIBOR. SOFR is a broad measure of the cost of borrowing cash overnight that is collateralized by U.S. treasury securities. While SOFR is currently considered a likely alternative to LIBOR, issues remain as to its implementation. Accordingly, whether SOFR will become an accepted alternative to LIBOR remains uncertain. At this time, it is not possible to predict the effect of the Authority’s announcement or other regulatory changes or announcements, any establishment of alternative reference rates, or any other reforms to LIBOR that may be enacted in the United Kingdom, the United States, or elsewhere. The uncertainty regarding the transition from LIBOR to another benchmark rate or rates could have adverse impacts on floating-rate obligations, loans, deposits, derivatives, and other financial instruments that currently use LIBOR as a benchmark rate and, ultimately, adversely affect KeyCorp’s financial condition and results of operations. The adverse impact could take various forms and is dependent upon certain factors outside of our control such as: timing of adoption by market forces of a new widely accepted LIBOR replacement, timing of LIBOR cessation, and counterparty acceptance of a new reference rate for both new and existing contracts, among others. Additionally, since LIBOR and any replacement reference rate may have significantly different attributes, it is difficult to predict the amount of increased costs associated with implementing the transition to a new reference rate, including costs relative to product changes, systems changes, compliance and operational oversight costs, and legal expenses, among others.

Our profitability depends upon economic conditions in the geographic regions where we have significant operations and on certain market segments in which we conduct significant business.

We have concentrations of loans and other business activities in geographic regions where our bank branches are located — Washington; Oregon/Alaska; Rocky Mountains; Indiana/Northwest Ohio/Michigan; Central/Southwest Ohio; East Ohio/Western Pennsylvania; Atlantic; Western New York; Eastern New York; and New England — and additional exposure to geographic regions outside of our branch footprint. Economic growth in the various regions where we operate has been uneven, and the health of the overall U.S. economy may differ from the economy of any particular geographic region. Adverse conditions in a geographic region such as inflation, unemployment, recession, natural disasters, or other factors beyond our control could impact the ability of borrowers in these regions to repay their loans, decrease the value of collateral securing loans made in these regions, or affect the ability of our customers in these regions to continue conducting business with us.

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

Our ability to attract and retain customers, clients, investors, and highly-skilled management and employees is affected by our reputation. Public perception of the financial services industry declined as a result of the Great Recession. We face increased public and regulatory scrutiny resulting from the financial crisis and economic downturn. Significant harm to our reputation can also arise from other sources, including employee misconduct, actual or perceived unethical behavior, litigation or regulatory outcomes, failing to deliver minimum or required standards of service and quality, compliance failures, disclosure of confidential information, significant or numerous failures, interruptions or breaches of our information systems, failure to meet external commitments and goals, including financial, and the activities of our clients, customers and counterparties, including vendors. Actions by the financial services industry generally or by certain members or individuals in the industry may have a significant adverse effect on our reputation. We could also suffer significant reputational harm if we fail to properly identify and manage potential conflicts of interest. Management of potential conflicts of interests is complex as we expand our business activities through more numerous transactions, obligations, and interests with and among our clients. The actual or perceived failure to adequately address conflicts of interest could affect the willingness of clients to deal with us, which could adversely affect our businesses.

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

We face substantial competition in all areas of our operations from a variety of competitors, some of which are larger and may have more financial resources than us. Our competitors primarily include national and super-regional banks as well as smaller community banks within the various geographic regions in which we operate. We also face competition from many other types of financial institutions, including, without limitation, savings associations, credit unions, mortgage banking companies, finance companies, mutual funds, insurance companies, investment management firms, investment banking firms, broker-dealers and other local, regional, national, and global financial services firms. In addition, technology has lowered barriers to entry and made it possible for nonbanks, including large technology companies, to offer products and services traditionally provided by banks. We expect the competitive landscape of the financial services industry to become even more intense as a result of legislative, regulatory, structural, and technological changes.

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

The continuous, widespread adoption of new technologies, including internet services and mobile devices (such as smartphones and tablets), requires us to evaluate our product and service offerings to ensure they remain competitive. Our success depends, in part, on our ability to adapt our products and services, as well as our distribution of them, to evolving industry standards and consumer preferences. New technologies have altered consumer behavior by allowing consumers to complete transactions such as paying bills or transferring funds directly without the assistance of banks. New products allow consumers to maintain funds in brokerage accounts or mutual funds that would have historically been held as bank deposits. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer loans and deposits and related income generated from those products.

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

Our success depends, in large part, on our ability to attract, retain, motivate, and develop key people. Competition for the best people in most of our business activities is ongoing and can be intense, and we may not be able to retain or hire the people we want or need to serve our customers. Additionally, the profile of some of the people we target has changed significantly, causing those with whom we compete for talent to also change and to include nonbanks and large technology companies. To attract and retain qualified employees, we must compensate these employees at market levels. Typically, those levels have caused employee compensation to be our greatest expense.

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

We use quantitative models to help manage certain aspects of our business and to assist with certain business decisions, including estimating incurred loan and lease losses, measuring the fair value of financial instruments when reliable market prices are unavailable, estimating the effects of changing interest rates and other market measures on our financial condition and results of operations, managing risk (such as setting reserves), and for capital planning purposes (including during the capital stress testing process). Our modeling methodologies rely on many assumptions, historical analyses, correlations, and being compatible to the available data. These assumptions have certain limitations and may be incorrect, particularly in times of market distress, and the historical correlations on which we rely may no longer be relevant. Additionally, as businesses and markets evolve, our measurements may not accurately reflect this evolution. Even if the underlying assumptions and historical correlations used in our models are adequate, our models may be deficient due to errors in computer code, use of bad data during development or input into the model during model use, or the use of a model for a purpose outside the scope of the model’s design.

As a result, our models may not fully capture or express the risks we face, may suggest that we have sufficient capital when we may not, or may lead us to misjudge the business and economic environment in which we will operate. If our models fail to produce reliable results on an ongoing basis, we may not make appropriate risk management, capital planning, or other business or financial decisions. Furthermore, strategies that we employ to manage and govern the risks associated with our use of models may not be effective or fully reliable, and as a result, we may realize losses or other lapses.

Banking regulators continue to focus on the models used by banks and bank holding companies in their businesses. The failure or inadequacy of a model may result in increased regulatory scrutiny on us or may result in an enforcement action or proceeding against us by one of our regulators.
ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.

ITEM 2.  PROPERTIES
The headquarters of KeyCorp and KeyBank are located in Key Tower at 127 Public Square, Cleveland, Ohio 44114-1306. At December 31, 2019, Key leased approximately 477,744 square feet of the complex, encompassing the first 12 floors and the 54th through 56th floors of the 57-story Key Tower. In addition, Key owned two buildings in Brooklyn, Ohio, with office space that it operated from and leased out totaling 563,458 square feet at December 31, 2019. Our office space is used by all of our segments. As of the same date, KeyBank owned 467 branches and leased 631 branches. The lease terms for applicable branches are not individually material, with terms ranging from month-to-month to 99 years from inception.
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
PART II
ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The following disclosures included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements contained in Item 8 of this report, are incorporated herein by reference:

Page(s)
Discussion of our common shares, shareholder information, and repurchase activities in the section captioned “Capital — Common Shares outstanding”	62
Discussion of dividends in the section captioned “Capital — Dividends”	62
The following graph compares the price performance of our Common Shares (based on an initial investment of $100 on December 31, 2014, and assuming reinvestment of dividends) with that of the S&P 500 Index and a group of other banks that constitute our peer group. The peer group consists of the banks that make up the S&P 500 Regional Bank Index and the banks that make up the Standard & Poor’s 500 Diversified Bank Index. We are

included in the S&P 500 Index and the peer group.

(a)	Share price performance is not necessarily indicative of future price performance.

From time to time, KeyCorp or its principal subsidiary, KeyBank, may seek to retire, repurchase, or exchange outstanding debt of KeyCorp or KeyBank, and capital securities or preferred stock of KeyCorp, through cash purchase, privately negotiated transactions, or otherwise. Such transactions, if any, depend on prevailing market conditions, our liquidity and capital requirements, contractual restrictions, and other factors. The amounts involved may be material. On October 21, 2019, KeyCorp redeemed for cash all of the outstanding $300 million aggregate principal amount of its 6.750% Senior Notes due 2020.

On April 18, 2019, we announced our 2019 capital plan. Share repurchases of up to $1.0 billion were included in the 2019 capital plan, which is effective from the third quarter of 2019 through the second quarter of 2020. During 2019, we repurchased $379 million of common shares under our 2018 capital plan authorization and $489 million under our 2019 capital plan authorization.

The following table summarizes our repurchases of our Common Shares for the three months ended December 31, 2019.

Calendar month	Total number of shares repurchased(a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased as part of publicly announced plans or programs(b)
October 1 - 31	6,871,625	18.23	6,871,625	34,899,443
November 1 - 30	6,096,263	$19.05	6,096,263	26,353,864
December 1 - 31	566	19.21	566	25,246,568
Total	12,968,454	$18.61	12,968,454

(a)	Includes Common Shares repurchased in the open market.

(b)
Calculated using the remaining general repurchase amount divided by the closing price of KeyCorp Common Shares as follows: on October 31, 2019, at $17.97; on November 29, 2019, at $19.39; and on December 31, 2019, at $20.24.

ITEM 6.  SELECTED FINANCIAL DATA

dollars in millions, except per share amounts	2019	2018	2017	2016	2015	Compound Annual Rate of Change (2015-2019)
YEAR ENDED DECEMBER 31,
Interest income	$5,235	$4,878	$4,390	$3,319	$2,622	14.8%
Interest expense	1,326	969	613	400	274	37.1
Net interest income	3,909	3,909	3,777	2,919	2,348	10.7
Provision for credit losses	445	246	229	266	166	21.8
Noninterest income	2,459	2,515	2,478	2,071	1,880	5.5
Noninterest expense	3,901	3,975	4,098	3,756	2,840	6.6
Income (loss) from continuing operations before income taxes	2,022	2,203	1,928	968	1,222	10.6
Income (loss) from continuing operations attributable to Key	1,708	1,859	1,289	790	915	13.3
Income (loss) from discontinued operations, net of taxes	9	7	7	1	1	N/A
Net income (loss) attributable to Key	1,717	1,866	1,296	791	916	13.4
Income (loss) from continuing operations attributable to Key common shareholders	1,611	1,793	1,219	753	892	12.6
Income (loss) from discontinued operations, net of taxes	9	7	7	1	1	N/A
Net income (loss) attributable to Key common shareholders	1,620	1,800	1,226	754	893	12.7
PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$1.62	$1.72	$1.13	$.81	$1.06	8.9
Income (loss) from discontinued operations, net of taxes	.01	.01	.01	—	—	N/A
Net income (loss) attributable to Key common shareholders (a)	1.63	1.73	1.14	.81	1.06	9.0
Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	1.61	1.70	1.12	.80	1.05	8.9
Income (loss) from discontinued operations, net of taxes — assuming dilution	.01	.01	.01	—	—	N/A
Net income (loss) attributable to Key common shareholders — assuming dilution (a)	1.62	1.71	1.13	.80	1.05	9.1
Cash dividends paid	.71	.565	.38	.33	.29	19.6
Book value at year end	15.54	13.90	13.09	12.58	12.51	4.4
Tangible book value at year end	12.56	11.14	10.35	9.99	11.22	2.3
Market price at year end	20.24	14.78	20.17	18.27	13.19	8.9
Dividend payout ratio	43.6%	32.7%	33.3%	40.7%	27.4%	N/A
Weighted-average common shares outstanding (000)	992,091	1,040,890	1,072,078	927,816	834,846	3.5
Weighted-average common shares and potential common shares outstanding (000) (b)	1,002,254	1,054,682	1,088,593	938,536	844,489	3.5
AT DECEMBER 31,
Loans	$94,646	$89,552	$86,405	$86,038	$59,876	9.6%
Earning assets	130,807	125,803	123,490	121,966	83,780	9.3
Total assets	144,988	139,613	137,698	136,453	95,131	8.8
Deposits	111,870	107,309	105,235	104,087	71,046	9.5
Long-term debt	12,448	13,732	14,333	12,384	10,184	4.1
Key common shareholders’ equity	15,138	14,145	13,998	13,575	10,456	7.7
Key shareholders’ equity	17,038	15,595	15,023	15,240	10,746	9.7
PERFORMANCE RATIOS — FROM CONTINUING OPERATIONS
Return on average total assets	1.19%	1.36%	.96%	.70%	.99%	N/A
Return on average common equity	10.83	12.88	8.65	6.26	8.63	N/A
Return on average tangible common equity (c)	13.46	16.22	10.84	7.39	9.64	N/A
Net interest margin (TE)	3.04	3.17	3.17	2.92	2.88	N/A
Cash efficiency ratio (c)	59.6	60.0	63.5	73.7	65.9	N/A
PERFORMANCE RATIOS — FROM CONSOLIDATED OPERATIONS
Return on average total assets	1.19%	1.35%	.96%	.69%	.97%	N/A
Return on average common equity	10.89	12.93	8.70	6.27	8.64	N/A
Return on average tangible common equity (c)	13.53	16.28	10.90	7.40	9.65	N/A
Net interest margin (TE)	3.03	3.15	3.15	2.91	2.85	N/A
Loan to deposit (d)	86.6	85.6	84.4	85.2	87.8	N/A
CAPITAL RATIOS AT DECEMBER 31,
Key shareholders’ equity to assets	11.75%	11.17%	10.91%	11.17%	11.30%	N/A
Key common shareholders’ equity to assets	10.47	10.15	10.17	9.95	10.99	N/A
Tangible common equity to tangible assets (c)	8.64	8.30	8.23	8.09	9.98	N/A
Common Equity Tier 1	9.44	9.93	10.16	9.54	10.94	N/A
Tier 1 risk-based capital	10.86	11.08	11.01	10.89	11.35	N/A
Total risk-based capital	12.79	12.89	12.92	12.85	12.97	N/A
Leverage	9.88	9.89	9.73	9.90	10.72	N/A
TRUST ASSETS
Assets under management	$40,833	$36,775	$39,588	$36,592	$33,983	3.7%
OTHER DATA
Average full-time-equivalent employees	17,045	18,180	18,415	15,700	13,483	4.8%
Branches	1,098	1,159	1,197	1,217	966	2.6

(a)	EPS may not foot due to rounding.

(b)	Assumes conversion of Common Share options and other stock awards and/or convertible preferred stock, as applicable.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
This section reviews the financial condition and results of operations of KeyCorp and its subsidiaries for 2019 and 2018. Some tables include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. When you read this discussion, you should also refer to the consolidated financial statements and related notes in this report. The page locations of specific sections that we refer to are presented in the table of contents. To review our financial condition and results of operations for 2017 and a comparison between the 2017 and 2018 results, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2018 Form 10-K filed with the SEC on February 25, 2019.

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

Full year expenses were down 1.9% from the prior year, as we completed our $200 million cost reduction program and drove further savings through our continuous improvement efforts. Overall, we have generated positive operating leverage over the past three years as our cash efficiency ratio has declined 390 basis points. We expect to make continued progress on our cash efficiency ratio during 2020 as we focus on expenses and strategically invest back into our business.

Moderate Risk Profile

Maintain a moderate risk profile by targeting a net loan charge-offs to average loans ratio in the range of .40% to .60% through a credit cycle.

During 2019, our net loan charge-offs to average loans ratio was impacted by $139 million of net loan charge-offs related to a previously disclosed fraud loss. Overall, credit quality remains strong as we continue to remain consistent and disciplined in our credit underwriting and portfolio management and are committed to maintaining our moderate risk profile.

Financial Return

A return on average tangible common equity in the range of 16.00% to 19.00%.

During 2019, our return on average tangible common equity ratio was impacted by the previously disclosed fraud loss of $106 million, after taxes. During 2019, we repurchased $868 million of Common Shares. Our full-year dividend for 2019 was $.71, a 26% increase from the previous year. In 2020, we remain committed to consistently delivering on our stated priorities of supporting organic growth, increasing dividends, and prudently repurchasing Common Shares.

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

•
Acquire and expand targeted client relationships — We seek to be client-centric in our actions and have taken purposeful steps to enhance our ability to acquire and expand targeted relationships. We seek to provide solutions to serve our clients' needs. We focus on markets and clients where we can be the most relevant. In aligning our businesses and investments against these targeted client segments, we are able to make a meaningful impact for our clients.

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

Strategic developments

We took the following actions during 2019 in support of our corporate strategy:

•
We continued to grow profitably during 2019. Our cash efficiency ratio improved to 59.6% and we achieved our seventh consecutive year of positive operating leverage. Full year expenses were down 1.9% from the prior year as we completed our $200 million cost reduction program. Revenue was slightly down for the year, reflecting the impact of lower interest rates. We continued to see strong balance sheet growth as average loans were up 3.6% and average deposits were up 4.7% compared to the prior year. Our relationship-based business model continues to position us well with our targeted clients, which results in new and expanded relationships.

•
We acquired Laurel Road in April of 2019, which originated $1.8 billion of consumer direct loans during the year, well above our original expectations. These high quality loans provide us with an opportunity to build a broader digital relationship with our clients. Our residential mortgage business is another area where we are seeing strong returns on our investments. Residential mortgage loan originations for 2019 were $4.3 billion, up over 120% from 2018, with $1.5 billion originated in the fourth quarter of 2019. These two investments highlight our commitment to acquire and expand targeted client relationships.

•
During 2019, our net loan charge-offs to average loans ratio was impacted by a previously disclosed fraud loss. Our provision for credit losses and net loan charge-offs include $139 million related to the fraud loss. Overall, credit quality remains strong as our new loan originations in both our commercial and consumer book continue to meet our criteria for high quality loans as we continue to effectively manage risk and rewards.

•
Maintaining financial strength while driving long-term shareholder value was again a focus during 2019. At December 31, 2019, our Common Equity Tier 1 and Tier 1 risk-based capital ratios stood at 9.44% and 10.86%, respectively. During 2019, we repurchased $379 million of Common Shares under our 2018 capital plan authorization and $489 million under our 2019 capital plan authorization. Our full-year dividend for 2019 was $.71, a 26% increase from the previous year.

•
We remained committed to our strategy to engage a high-performing, talented, and diverse workforce. In 2019, we were recognized by multiple organizations for our dedication to creating an environment where employees are treated with respect and empowered to bring their authentic selves to work. Some of these awards and recognitions included the Human Rights Campaign naming us one of the Best Places to Work for LGBT Equality, G.I. Jobs and Military Spouse Magazine recognizing us as a Military Friendly® and Military Friendly® Spouse Employer, and receiving the Leading Disability Employer Seal from the National Organization on Disability. We were also named to DiversityInc’s 2019 Top 50 Companies for Diversity.

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

LIBOR Transition

As disclosed in Item 1A. Risk Factors of this report, LIBOR in its current form is not expected to be available after 2021. The most likely replacement rate is expected to be SOFR, which has been recommended by the ARRC. The Federal Reserve has encouraged financial institutions not to wait for the end of 2021 to make the transition away from LIBOR. We have established an enterprise wide program to identify and address all LIBOR transition issues. The goals of the LIBOR transition program are to:

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

Results of Operations

Earnings Overview

The following chart provides a reconciliation of net income from continuing operations attributable to Key common shareholders for the year ended December 31, 2018, to the year ended December 31, 2019 (dollars in millions):

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

TE net interest income for 2019 was $3.9 billion, and the net interest margin was 3.04%, compared to TE net interest income of $3.9 billion and a net interest margin of 3.17% for the prior year. Net interest income for 2019 reflects an increase in earning asset balances, partially offset by a decline in loan fees and a lower net interest margin. Additionally, purchase accounting accretion declined $38 million. The net interest margin was impacted by a lag in deposit pricing as interest rates moved lower during the second half of 2019. In 2020, we expect TE net interest income to be up 1% to 3% compared to 2019 and the net interest margin to be relatively stable compared to the fourth quarter of 2019.

(a)	Average deposits for the year ended December 31, 2015, exclude deposits in foreign office.

Average loans totaled $91.5 billion for 2019, compared to $88.3 billion in 2018. Commercial loans increased $2.1 billion, reflecting broad-based growth in commercial and industrial loans, partially offset by declines in commercial mortgage and construction loans. Consumer loans increased $1.1 billion, driven by solid growth from Laurel Road, residential mortgage loans, and indirect auto lending. For 2020, we expect average loans to be up 4% to 6% compared to 2019.

Average deposits totaled $110.0 billion for 2019, an increase of $5.0 billion compared to 2018, reflecting growth from consumer and commercial relationships. For 2020, we expect average deposits to be up 1% to 3% compared to 2019.

Figure 1. Consolidated Average Balance Sheets, Net Interest Income, and Yields/Rates from Continuing Operations

Year ended December 31,	2019			2018
dollars in millions	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)
ASSETS
Loans (b), (c)
Commercial and industrial (d)	$47,482	$2,144	4.51%	$44,418	$1,926	4.34%
Real estate — commercial mortgage	13,641	676	4.95	14,267	698	4.90
Real estate — construction	1,485	78	5.24	1,816	90	4.97
Commercial lease financing	4,488	163	3.63	4,534	168	3.70
Total commercial loans	67,096	3,061	4.56	65,035	2,882	4.43
Real estate — residential mortgage	6,095	241	3.95	5,473	217	3.97
Home equity loans	10,634	526	4.95	11,530	547	4.74
Consumer direct loans	2,475	176	7.11	1,782	137	7.66
Credit cards	1,100	127	11.51	1,092	125	11.40
Consumer indirect loans	4,111	168	4.09	3,426	146	4.27
Total consumer loans	24,415	1,238	5.07	23,303	1,172	5.03
Total loans	91,511	4,299	4.70	88,338	4,054	4.59
Loans held for sale	1,411	63	4.48	1,501	66	4.43
Securities available for sale (b), (e)	21,362	537	2.51	17,898	409	2.20
Held-to-maturity securities (b)	10,841	262	2.41	12,003	284	2.37
Trading account assets	1,017	32	3.18	893	29	3.25
Short-term investments	2,876	61	2.11	2,450	46	1.86
Other investments (e)	630	13	2.09	697	21	3.04
Total earning assets	129,648	5,267	4.06	123,780	4,909	3.94
Allowance for loan and lease losses	(880)			(878)
Accrued income and other assets	14,411			13,910
Discontinued assets	984			1,212
Total assets	$144,163			$138,024
LIABILITIES
NOW and money market deposit accounts	$63,731	566.89		$56,001	297.53
Savings deposits	4,740	4.09		5,704	14.24
Certificates of deposit ($100,000 or more)(f)	7,757	180	2.32	7,728	139	1.80
Other time deposits	5,426	103	1.90	5,025	67	1.34
Deposits in foreign office	—	—	—	—	—	—
Total interest-bearing deposits	81,654	853	1.04	74,458	517.69
Federal funds purchased and securities sold under repurchase agreements	264	2.66		928	11	1.14
Bank notes and other short-term borrowings	730	17	2.31	915	21	2.34
Long-term debt (f), (g)	13,062	454	3.52	12,715	420	3.27
Total interest-bearing liabilities	95,710	1,326	1.39	89,016	969	1.09
Noninterest-bearing deposits	28,376			30,593
Accrued expense and other liabilities	2,456			2,071
Discontinued liabilities (g)	984			1,212
Total liabilities	127,526			122,892
EQUITY
Key shareholders’ equity	16,636			15,131
Noncontrolling interests	1			1
Total equity	16,637			15,132
Total liabilities and equity	$144,163			$138,024
Interest rate spread (TE)			2.67%			2.85%
Net interest income (TE) and net interest margin (TE)		3,941	3.04%		3,940	3.17%
Less: TE adjustment (b)		32			31
Net interest income, GAAP basis		$3,909			$3,909

(a)	Results are from continuing operations. Interest excludes the interest associated with the liabilities referred to in (g) below, calculated using a matched funds transfer pricing methodology.

(b)	Interest income on tax-exempt securities and loans has been adjusted to a TE basis using the statutory federal income tax rate in effect that calendar year.

(c)	For purposes of these computations, nonaccrual loans are included in average loan balances.

(d)
Commercial and industrial average balances include $141 million, $126 million, $117 million, $99 million, and $88 million of assets from commercial credit cards for the years ended December 31, 2019, December 31, 2018, December 31, 2017, December 31, 2016, and December 31, 2015, respectively.

Figure 1. Consolidated Average Balance Sheets, Net Interest Income, and Yields/Rates from Continuing Operations (Continued)

2017			2016			2015			Compound Annual Rate of Change (2015-2019)
Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest

$40,848	$1,613	3.95%	$35,276	$1,215	3.45%	$29,658	$953	3.21%	9.9%	17.6%
14,878	687	4.62	11,063	451	4.07	8,020	295	3.68	11.2	18.0
2,143	103	4.78	1,460	76	5.22	1,143	43	3.73	5.4	12.6
4,677	185	3.96	4,261	161	3.78	3,976	143	3.60	2.5	2.7
62,546	2,588	4.14	52,060	1,903	3.66	42,797	1,434	3.35	9.4	16.4
5,499	214	3.89	3,632	148	4.09	2,244	95	4.21	22.1	20.5
12,380	536	4.33	11,286	456	4.04	10,503	418	3.98	.2	4.7
1,765	126	7.12	1,661	113	6.79	1,580	103	6.54	9.4	11.3
1,055	118	11.15	916	98	10.73	752	81	10.76	7.9	9.4
3,120	148	4.75	1,593	89	5.58	718	46	6.43	41.8	29.6
23,819	1,142	4.79	19,088	904	4.74	15,797	743	4.70	9.1	10.8
86,365	3,730	4.32	71,148	2,807	3.95	58,594	2,177	3.71	9.3	14.6
1,325	52	3.96	979	34	3.51	959	37	3.85	8.0	11.2
18,548	369	1.96	16,661	329	1.98	13,720	293	2.14	9.3	12.9
10,515	222	2.11	6,275	122	1.94	4,936	96	1.95	17.0	22.2
949	27	2.81	884	23	2.59	761	21	2.80	6.0	8.8
2,363	26	1.11	4,656	22.47		2,843	8.27		.2	50.1
712	17	2.35	679	16	2.37	706	18	2.63	(2.3)	(6.3)
120,777	4,443	3.67	101,282	3,353	3.31	82,519	2,650	3.21	9.5	14.7
(865)			(835)			(791)			2.2
13,807			12,090			10,298			7.0
1,448			1,707			2,132			(14.3)
$135,167			$114,244			$94,158			8.9%

$54,032	143.26		$46,079	87.19		$36,258	56.15		11.9%	58.8
6,569	13.20		3,957	3.07		2,372	—	.02	14.9	—
6,233	82	1.31	3,911	48	1.22	2,041	26	1.28	30.6	47.3
4,698	40.85		4,088	33.81		3,115	22.71		11.7	36.2
—	—	—	—	—	—	489	1.23		N/M	N/M
71,532	278.39		58,035	171.30		44,275	105.24		13.0	52.0
517	1.24		487	1.10		632	—	.04	(16.0)	—
1,140	15	1.34	852	10	1.18	572	9	1.52	5.0	13.6
11,921	319	2.69	9,802	218	2.29	7,332	160	2.24	12.2	23.2
85,110	613.72		69,176	400.58		52,811	274.52		12.6	37.1
31,414			28,317			26,355			1.5
1,970			2,393			2,222			2.0
1,448			1,706			2,132			(14.3)
119,942			101,592			83,520			8.8

15,224			12,647			10,626			9.4
1			5			12			(39.2)
15,225			12,652			10,638			9.4
$135,167			$114,244			$94,158			8.9%
		2.95%			2.73%			2.69%
	3,830	3.17%		2,953	2.92%		2,376	2.88%		10.7
	53			34			28			2.7
	$3,777			$2,919			$2,348			10.7%

(e)	Yield is calculated on the basis of amortized cost.

(f)	Rate calculation excludes basis adjustments related to fair value hedges.

(g)	A portion of long-term debt and the related interest expense is allocated to discontinued liabilities as a result of applying our matched funds transfer pricing methodology to discontinued operations.

Figure 2 shows how the changes in yields or rates and average balances from the prior year affected net interest income. The section entitled “Financial Condition” contains additional discussion about changes in earning assets and funding sources.
Figure 2. Components of Net Interest Income Changes from Continuing Operations

	2019 vs. 2018
in millions	Average Volume	Yield/ Rate	Net Change(a)
INTEREST INCOME
Loans	$146	$99	$245
Loans held for sale	(4)	1	(3)
Securities available for sale	84	44	128
Held-to-maturity securities	(28)	6	(22)
Trading account assets	4	(1)	3
Short-term investments	9	6	15
Other investments	(2)	(6)	(8)
Total interest income (TE)	209	149	358
INTEREST EXPENSE
NOW and money market deposit accounts	46	223	269
Savings deposits	(2)	(8)	(10)
Certificates of deposit ($100,000 or more)	1	40	41
Other time deposits	6	30	36
Total interest-bearing deposits	51	285	336
Federal funds purchased and securities sold under repurchase agreements	(6)	(3)	(9)
Bank notes and other short-term borrowings	(4)	—	(4)
Long-term debt	12	22	34
Total interest expense	53	304	357
Net interest income (TE)	$156	$(155)	$1

(a)	The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.
Provision for credit losses
Our provision for credit losses was $445 million for 2019, compared to $246 million for 2018. The increase of $199 million in our provision for credit losses is primarily due to the realization of $139 million from a previously disclosed fraud loss. In 2020, given a relatively stable economic outlook, we expect the provision to slightly exceed net loan charge-offs to provide for loan growth.

Noninterest income

Noninterest income for 2019 was $2.5 billion, compared to $2.5 billion during 2018. Noninterest income represented 38% of total revenue for 2019 and 39% of total revenue for 2018. In 2020, we expect noninterest income to be up 4% to 6% compared to 2019.

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

Trust and investment services income
Trust and investment services income consists of brokerage commissions, trust and asset management commissions, and insurance income. For 2019, trust and investment services income decreased $24 million, or 4.8%, from the prior year primarily due to a decrease in insurance commissions as a result of the sale of KIBS in the second quarter of 2018, which contributed $22 million of income for 2018 prior to the sale.
A significant portion of our trust and investment services income depends on the value and mix of assets under management. At December 31, 2019, our bank, trust, and registered investment advisory subsidiaries had assets under management of $40.8 billion, compared to $36.8 billion at December 31, 2018. The increase from 2018 to 2019 was primarily attributable to the market appreciation during the year as the market recovered from a decline that occurred during the second half of 2018.

Figure 4. Assets Under Management

Year ended December 31,			Change 2019 vs. 2018
dollars in millions	2019	2018	Amount	Percent
Assets under management by investment type:
Equity	$25,271	$21,325	$3,946	18.5%
Securities lending	309	774	(465)	(60.1)
Fixed income	11,000	10,696	304	2.8
Money market	4,253	3,980	273	6.9
Total	$40,833	$36,775	$4,058	11.0%

Investment banking and debt placement fees

Investment banking and debt placement fees consist of syndication fees, debt and equity financing fees, financial advisor fees, gains on sales of commercial mortgages, and agency origination fees. For 2019, investment banking and debt placement fees decreased $20 million, or 3.1%, from the prior year due to the market disruption from the government shutdown that occurred early in 2019.

Service charges on deposit accounts

Service charges on deposit accounts decreased $12 million, or 3.4%, in 2019 compared to the prior year.

Cards and payments income

Cards and payments income, which consists of debit card, consumer and commercial credit card, and merchant services income, increased $5 million, or 1.9%, in 2019 compared to 2018. This increase was primarily due to higher debit card, credit card, and merchant fees.

Other noninterest income

Other noninterest income includes operating lease income and other leasing gains, corporate services income, corporate-owned life insurance income, consumer mortgage income, mortgage servicing fees, and other income. Other noninterest income decreased $5 million, or .7%, in 2019 compared to 2018. Other income was down primarily due to a $78 million gain related to the sale of KIBS during the second quarter of 2018. Partially offsetting this was an increase in operating lease income and other leasing gains which was negatively impacted by a $42 million lease residual loss in the second quarter of 2018, as well as higher consumer mortgage income and mortgage servicing fees reflecting our ongoing investment in our residential mortgage business.
Noninterest expense
Noninterest expense for 2019 was $3.9 billion, compared to $4.0 billion for 2018. Figure 5 gives a breakdown of our major categories of noninterest expense as a percentage of total noninterest expense for the twelve months ended December 31, 2019. In 2020, we expect noninterest expense to be relatively stable compared to 2019.

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

Personnel
As shown in Figure 6, personnel expense, the largest category of our noninterest expense, decreased by $59 million, or 2.6%, in 2019 compared to 2018. The decrease reflected the successful implementation of our expense initiatives, which resulted in a $83 million decrease in salary and contract labor expense.
Figure 6. Personnel Expense

Year ended December 31, dollars in millions			Change 2019 vs. 2018
	2019	2018	Amount	Percent
Salaries and contract labor	$1,268	$1,351	$(83)	(6.1)%
Incentive and stock-based compensation (a)	584	569	15	2.7
Employee benefits	348	343	5	1.6
Severance	50	46	4	7.9
Total personnel expense	$2,250	$2,309	$(59)	(2.6)%

(a)	Excludes directors’ stock-based compensation of $3 million in 2019 and 2018, reported as “other noninterest expense” in Figure 5.

Net occupancy

Net occupancy expense decreased $15 million, or 4.9%, in 2019 compared to 2018, primarily due to lower depreciation and rental expenses.

Other noninterest expense

Other noninterest expense includes equipment, operating lease expense, marketing, FDIC assessment, intangible asset amortization, OREO expenses, and other miscellaneous expense categories. In total, other noninterest expense decreased $6 million, or .6%, in 2019 compared to 2018. This decline was primarily attributable to the elimination of the FDIC surcharge.

Income taxes

We recorded a tax provision from continuing operations of $314 million for 2019, compared to $344 million for 2018. The effective tax rate, which is the provision for income taxes as a percentage of income from continuing operations before income taxes, was 15.6% for 2019 and 2018. In 2020, we expect our GAAP tax rate to be in the range of 17% to 18%.

In 2019, our federal tax expense and effective tax rate differ from the amount that would be calculated using the federal statutory tax rate; primarily from investments in tax-advantaged assets, such as corporate-owned life insurance, tax credits associated with investments in low-income housing projects and energy related projects, and periodic adjustments to our tax reserves as described in Note 14 (“Income Taxes”).

Business Segments Results

We previously reported our results of operations through two business segments, Key Community Bank and Key Corporate Bank, with the remaining operations recorded in Other. In the first quarter of 2019, we underwent a company-wide organizational change, resulting in the realignment of our businesses into two reportable business segments, Consumer Bank and Commercial Bank, with the remaining operations that do not meet the criteria for disclosure as a separate reportable business recorded in Other. The new business segment structure aligns with how management reviews performance and makes decisions by client, segment, and business unit. Prior period information was restated to conform to the new business segment structure.

This section summarizes the highlights and segment imperatives, market and business overview, and financial performance of our two major business segments (operating segments): Consumer Bank and Commercial Bank. Note 25 (“Business Segment Reporting”) describes the products and services offered by each of these business segments and provides more detailed financial information pertaining to the segments. Dollars in the charts are presented in millions.

Consumer Bank

Segment imperatives

•	Simplification and digitalization to drive growth and operating leverage

•	Relationship-based strategy with a focus on financial wellness as a differentiator

•	Deliver ease, value, and expertise to help guide our clients to the right approach to meet their goals

Market and business overview

As the banking industry moves forward, so do our clients. Anticipating our clients’ needs not only today, but for tomorrow and into the future, has become one of the biggest challenges for the banking industry. We view these challenges as an opportunity to help our current client base meet their own goals, as well as attract new and diverse clients. In an increasingly digital world focused on specialized convenience, we have made meaningful steps to meet those demands through new digital portals and the acquisitions of HelloWallet in 2017 and Laurel Road in 2019. These platforms place us in a strong position to develop long lasting and meaningful relationships with our current and prospective clients. Financial wellness is a core tenet of our customer relationships and we see it in three different ways: diagnose, enhance, and sustain. Our goal is to get our clients to a place where they can comfortably sustain their current financial position so we can be there for them when they are ready to grow. Clients no longer go to a branch to conduct transactions only, they go to seek advice and gain new perspectives on issues they may be facing. Overall, we have a passion to help our clients through:

•	Ease - enabling simple and clear banking with no surprises

•	Value - knowing our clients and valuing each relationship

•	Expertise - provide our clients with industry-leading expertise and personalized service

Summary of operations

•	Net income attributable to Key of $706 million in 2019, compared to $632 million in 2018, an increase of 11.7%.

•	Taxable equivalent net interest income increased in 2019 by $60 million, or 2.6%, from the prior year. The increase in net interest income was primarily driven by strong balance sheet growth.

•
Average loans and leases increased in 2019 by $1.2 billion, or 3.9%, from the prior year. This was driven by the addition of Laurel Road along with strength in residential mortgage and indirect auto lending.

•	Average deposits increased in 2019 by $3.7 billion, or 5.4%, from the prior year. This was driven by growth in money market and certificates of deposit, reflecting Key’s relationship strategy.

•	Provision for credit losses increased $41 million in 2019 compared to the prior year, driven by higher net loan charge-offs and balance sheet growth. Credit quality in 2019 remained stable to 2018.

•	Noninterest income increased in 2019 by $7 million, or .8%, from the prior year, primarily driven by growth in consumer mortgage income.

•
Noninterest expense decreased in 2019 by $71 million, or 3.2%, from the prior year. The decline reflects the benefit of efficiency initiatives, strong expense discipline, and the elimination of the FDIC quarterly surcharge. The decline in expense was partially offset by expenses related to the acquisition of Laurel Road.

Commercial Bank

Segment imperatives

•	Solve complex client needs through a differentiated product set of banking and capital markets capabilities

•	Drive targeted scale through distinct product capabilities delivered to a broad set of clients

•	Utilize industry expertise and broad capabilities to build relationships with narrowly targeted client sets

Market and business overview

Building relationships and delivering complex solutions for middle market clients requires a distinctive operating model that understands their business and can provide a broad set of product capabilities. As competition for these clients intensifies, we have positioned the business to maintain and grow our competitive advantage by building targeted scale in businesses and client segments. Strong market share in businesses such as real estate loan servicing and equipment finance highlights our ability to successfully meet customer needs through targeted scale in distinct product capabilities. Clients expect us to understand every aspect of their business. Our seven industry verticals are aligned to drive targeted scale in segments where we have a deep breadth of industry expertise. Healthcare is the largest sector of the economy and one of our targeted verticals. Our acquisition of Cain Brothers in 2017 is one example of how we have expanded our business capabilities to further enhance our reputation as a trusted advisor to current and prospective clients. Our business model is positioned to meet our client needs because our focus is not on being a universal bank, but rather being the right bank for our clients.

Summary of operations

•	Net income attributable to Key of $1.1 billion in 2019, compared to $1.1 billion in 2018, an increase of 3.6%.

•
Taxable equivalent net interest income decreased in 2019 by $36 million, or 2.2%, from the prior year. The decrease in net interest income was primarily driven by loan spread compression due to a lower rate environment, lower purchase accounting accretion, and lower loan fees.

•	Average loan and lease balances increased $2.2 billion in 2019, or 3.9%, compared to the prior year driven by broad-based growth in commercial and industrial loans.

•	Average deposit balances increased $2.5 billion in 2019, or 7.5%, compared to the prior year, driven by growth in core deposits.

•
Provision for credit losses increased $16 million in 2019 compared to the prior year, driven by balance sheet growth, lower recoveries, and higher charge-offs. Net charge-offs to average loans remained well below Key’s long term targeted range.

•
Noninterest income increased $62 million in 2019, or 4.7%, from the prior year. Operating lease income and other leasing gains increased $75 million from the prior year driven by favorable client activity and a $42 million lease residual loss in 2018.

•
Noninterest expense decreased by $46 million in 2019, or 2.9%, from the prior year. The decline reflects the benefit of efficiency initiatives, strong expense discipline, and the elimination of the FDIC quarterly surcharge.

Financial Condition
Loans and loans held for sale
Figure 10 shows the composition of our loan portfolio at December 31 for each of the past five years.
Figure 10. Composition of Loans

	2019		2018		2017
December 31, dollars in millions	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
COMMERCIAL
Commercial and industrial (a)	$48,295	51.0%	$45,753	51.1%	$41,859	48.4%
Commercial real estate:
Commercial mortgage	13,491	14.3	14,285	15.9	14,088	16.3
Construction	1,558	1.6	1,666	1.9	1,960	2.3
Total commercial real estate loans	15,049	15.9	15,951	17.8	16,048	18.6
Commercial lease financing (b)	4,688	5.0	4,606	5.1	4,826	5.6
Total commercial loans	68,032	71.9	66,310	74.0	62,733	72.6
CONSUMER
Real estate — residential mortgage	7,023	7.4	5,513	6.2	5,483	6.3
Home equity loans	10,274	10.9	11,142	12.4	12,028	13.9
Consumer direct loans	3,513	3.7	1,809	2.0	1,794	2.1
Credit cards	1,130	1.2	1,144	1.3	1,106	1.3
Consumer indirect loans	4,674	4.9	3,634	4.1	3,261	3.8
Total consumer loans	26,614	28.1	23,242	26.0	23,672	27.4
Total loans (c)	$94,646	100.0%	$89,552	100.0%	$86,405	100.0%

	2016		2015
	Amount	Percent of Total	Amount	Percent of Total
COMMERCIAL
Commercial and industrial (a)	$39,768	46.2%	$31,240	52.2%
Commercial real estate:
Commercial mortgage	15,111	17.6	7,959	13.3
Construction	2,345	2.7	1,053	1.7
Total commercial real estate loans	17,456	20.3	9,012	15.0
Commercial lease financing (b)	4,685	5.5	4,020	6.7
Total commercial loans	61,909	72.0	44,272	73.9
CONSUMER
Real estate — residential mortgage	5,547	6.4	2,242	3.7
Home equity loans	12,674	14.7	10,335	17.3
Consumer direct loans	1,788	2.1	1,600	2.7
Credit cards	1,111	1.3	806	1.3
Consumer indirect loans	3,009	3.5	621	1.1
Total consumer loans	24,129	28.0	15,604	26.1
Total loans (c)	$86,038	100.0%	$59,876	100.0%

(a)
Loan balances include $144 million, $132 million, $119 million, $116 million, and $85 million of commercial credit card balances at December 31, 2019, December 31, 2018, December 31, 2017, December 31, 2016, and December 31, 2015, respectively.

(b)
Commercial lease financing includes receivables held as collateral for a secured borrowing of $15 million, $10 million, $24 million, $68 million, and $134 million at December 31, 2019, December 31, 2018, December 31, 2017, December 31, 2016, and December 31, 2015, respectively. Principal reductions are based on the cash payments received from these related receivables. Additional information pertaining to this secured borrowing is included in Note 20 (“Long-Term Debt”).

(c)
Total loans exclude loans of $865 million at December 31, 2019, $1.1 billion at December 31, 2018, $1.3 billion at December 31, 2017, $1.6 billion at December 31, 2016, and $1.8 billion at December 31, 2015, related to the discontinued operations of the education lending business.

At December 31, 2019, total loans outstanding from continuing operations were $94.6 billion, compared to $89.6 billion at the end of 2018. For more information on balance sheet carrying value, see Note 1 (“Summary of Significant Accounting Policies”) under the headings “Loans” and “Loans Held for Sale.”
Commercial loan portfolio
Commercial loans outstanding were $68.0 billion at December 31, 2019, an increase of $1.7 billion, or 2.6%, compared to December 31, 2018, primarily driven by an increase in commercial and industrial loans.
Figure 11 provides our commercial loan portfolio by industry classification as of December 31, 2019, and December 31, 2018.

Figure 11. Commercial Loans by Industry

December 31, 2019	Commercial and industrial	Commercial real estate	Commercial lease financing	Total commercial loans	Percent of total
dollars in millions
Industry classification:
Agriculture	$1,036	$178	$112	$1,326	1.9%
Automotive	2,048	467	18	2,533	3.7
Business products	1,513	111	57	1,681	2.5
Business services	3,083	203	210	3,496	5.2
Chemicals	776	40	46	862	1.3
Construction materials and contractors	1,876	238	244	2,358	3.5
Consumer discretionary	3,646	400	467	4,513	6.6
Consumer services	4,567	863	535	5,965	8.8
Equipment	1,428	76	98	1,602	2.4
Finance	6,186	64	386	6,636	9.7
Healthcare	3,000	1,564	331	4,895	7.2
Materials manufacturing and mining	1,117	44	41	1,202	1.8
Oil and gas	2,219	54	90	2,363	3.5
Public exposure	2,422	24	706	3,152	4.6
Commercial real estate	5,126	10,469	12	15,607	22.9
Technology	916	27	182	1,125	1.6
Transportation	1,298	218	737	2,253	3.3
Utilities	5,560	2	397	5,959	8.8
Other	478	7	19	504.7
Total	$48,295	$15,049	$4,688	$68,032	100.0%

December 31, 2018	Commercial and industrial	Commercial real estate	Commercial lease financing	Total commercial loans	Percent of total
dollars in millions
Industry classification:
Agriculture	$1,045	$176	$120	$1,341	2.0%
Automotive	2,140	448	46	2,634	4.0
Business products	1,596	127	50	1,773	2.7
Business services	2,779	136	228	3,143	4.7
Chemicals	933	43	56	1,032	1.6
Construction materials and contractors	1,756	207	221	2,184	3.3
Consumer discretionary	3,675	516	489	4,680	7.1
Consumer services	3,354	746	195	4,295	6.5
Equipment	1,586	89	81	1,756	2.6
Finance	5,178	459	357	5,994	9.0
Healthcare	2,999	1,743	369	5,111	7.7
Materials manufacturing and mining	1,093	46	41	1,180	1.8
Oil and gas	1,739	51	57	1,847	2.8
Public exposure	2,656	73	1,054	3,783	5.7
Commercial real estate	5,808	10,830	28	16,666	25.1
Technology	996	28	64	1,088	1.6
Transportation	1,377	229	829	2,435	3.7
Utilities	4,357	4	321	4,682	7.1
Other	686	—	—	686	1.0
Total	$45,753	$15,951	$4,606	$66,310	100.0%

Commercial and industrial. Commercial and industrial loans are the largest component of our loan portfolio, representing 51% of our total loan portfolio at December 31, 2019, and 51% at December 31, 2018. This portfolio is approximately 89% variable rate and consists of loans primarily to large corporate, middle market, and small business clients.

Commercial and industrial loans totaled $48.3 billion at December 31, 2019, an increase of $2.5 billion compared to December 31, 2018, driven by increases in the finance, utilities, oil and gas, and consumer services industries, which combined accounted for approximately 38% of the total portfolio mix at December 31, 2019.

Commercial real estate loans. Our commercial real estate lending business includes both mortgage and construction loans, and is conducted through two primary sources: our 15-state banking franchise, and KeyBank Real Estate Capital, a national line of business that cultivates relationships with owners of commercial real estate located both within and beyond the branch system. Nonowner-occupied properties, generally properties for which at least 50% of the debt service is provided by rental income from nonaffiliated third parties, represented 80% of total commercial real estate loans outstanding at December 31, 2019. Construction loans, which provide a stream of funding for properties not fully leased at origination to support debt service payments over the term of the contract or project, represented 10% of commercial real estate loans at year end.

At December 31, 2019, commercial real estate loans totaled $15.0 billion, comprised of $13.5 billion of mortgage loans and $1.6 billion of construction loans. Compared to December 31, 2018, this portfolio decreased $902 million, driven by elevated paydowns as a result of competitive headwinds and strategic exits.

As shown in Figure 12, our commercial real estate loan portfolio includes various property types and geographic locations of the underlying collateral. These loans include commercial mortgage and construction loans in both Consumer Bank and Commercial Bank.

Figure 12. Commercial Real Estate Loans

	Geographic Region
dollars in millions	West	Southwest	Central	Midwest	Southeast	Northeast	National	Total	Percent of Total	Construction	Commercial Mortgage
December 31, 2019
Nonowner-occupied:
Retail properties	$133	$41	$143	$155	$161	$580	$124	$1,337	8.9%	$85	$1,252
Multifamily properties	698	354	767	795	1,205	1,350	225	5,394	35.8	1,189	4,205
Health facilities	76	44	104	93	163	497	405	1,382	9.2	40	1,342
Office buildings	214	7	293	132	244	725	134	1,749	11.6	69	1,680
Warehouses	51	34	51	51	46	238	134	605	4.0	7	598
Manufacturing facilities	36	—	38	4	40	43	54	215	1.4	5	210
Hotels/Motels	76	—	19	—	12	129	57	293	1.9	6	287
Residential properties	—	—	—	2	—	98	—	100.7		5	95
Land and development	20	5	—	3	2	9	—	39.3		34	5
Other	80	9	71	86	22	259	358	885	5.9	23	862
Total nonowner-occupied	1,384	494	1,486	1,321	1,895	3,928	1,491	11,999	79.7	1,463	10,536
Owner-occupied	833	4	285	536	71	1,321	—	3,050	20.3	95	2,955
Total	$2,217	$498	$1,771	$1,857	$1,966	$5,249	$1,491	$15,049	100.0%	$1,558	$13,491

Nonowner-occupied:
Nonperforming loans	$1	—	—	$7	$7	$20	$52	$87	N/M	$2	$85
Accruing loans past due 90 days or more	—	—	—	2	—	11	—	13	N/M	1	12
Accruing loans past due 30 through 89 days	1	—	—	7	—	8	—	16	N/M	2	14
December 31, 2018
Nonowner-occupied:
Retail properties	$126	$45	$142	$174	$184	$674	$302	$1,647	10.3%	$82	$1,565
Multifamily properties	452	210	914	608	1,153	1,708	693	5,738	36.0	1,163	4,575
Health facilities	98	—	49	59	153	724	385	1,468	9.2	20	1,449
Office buildings	270	7	224	90	165	851	119	1,726	10.8	120	1,605
Warehouses	66	34	20	47	71	290	203	731	4.6	48	684
Manufacturing facilities	42	—	36	3	25	38	91	235	1.5	20	215
Hotels/Motels	95	—	19	—	6	204	62	386	2.4	—	386
Residential properties	3	—	—	3	21	135	—	162	1.0	53	109
Land and development	17	4	5	2	—	48	—	76.5		52	23
Other	46	9	61	53	4	323	151	647	4.0	11	636
Total nonowner-occupied	1,215	309	1,470	1,039	1,782	4,995	2,006	12,816	80.3	1,569	11,247
Owner-occupied	837	25	283	493	58	1,439	—	3,135	19.7	97	3,038
Total	$2,052	$334	$1,753	$1,532	$1,840	$6,434	$2,006	$15,951	100.0%	$1,666	$14,285

Nonperforming loans	$1	—	—	$8	—	$7	$53	$69	N/M	—	$69
Accruing loans past due 90 days or more	—	—	—	2	$11	11	—	24	N/M	$12	12
Accruing loans past due 30 through 89 days	—	—	$11	1	1	23	13	49	N/M	13	36

West –	Alaska, California, Hawaii, Idaho, Montana, Oregon, Washington, and Wyoming
Southwest –	Arizona, Nevada, and New Mexico
Central –	Arkansas, Colorado, Oklahoma, Texas, and Utah
Midwest –	Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, and Wisconsin
Southeast –	Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, Washington, D.C., and West Virginia
Northeast –	Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, and Vermont
National –	Accounts in three or more regions

Consumer loan portfolio

Consumer loans outstanding at December 31, 2019, totaled $26.6 billion, an increase of $3.4 billion, or 14.5%, from one year ago, driven by growth in consumer direct lending as a result of the Laurel Road acquisition, residential mortgage loans, and indirect auto lending.

The home equity portfolio is comprised of loans originated by our Consumer Bank within our 15-state footprint and is the largest segment of our consumer loan portfolio, representing approximately 39% of consumer loans outstanding at year end.

As shown in Figure 8, we held the first lien position for approximately 61% of the Consumer Bank home equity portfolio at December 31, 2019, and 60% at December 31, 2018. For loans with real estate collateral, we track borrower performance monthly. Regardless of the lien position, credit metrics are refreshed quarterly, including recent FICO scores as well as original and updated loan-to-value ratios. This information is used in establishing the ALLL. Our methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses.”

Figure 13. Consumer Loans by State

December 31, 2019	Real estate — residential mortgage	Home equity loans	Consumer direct loans	Credit cards	Consumer indirect loans	Total
State
New York	$1,146	$2,655	$548	$404	$797	$5,550
Ohio	601	1,458	461	247	827	3,594
Washington	1,126	1,546	252	102	8	3,034
Pennsylvania	282	677	189	55	477	1,680
Connecticut	1,029	375	68	26	154	1,652
Oregon	517	852	94	48	2	1,513
Colorado	544	428	109	34	2	1,117
Maine	123	434	71	38	359	1,025
Indiana	117	412	131	47	118	825
Massachusetts	257	48	62	6	437	810
Other	1,281	1,389	1,528	123	1,493	5,814
Total	$7,023	$10,274	$3,513	$1,130	$4,674	$26,614

December 31, 2018
New York	$1,117	$2,881	$402	$415	$730	$5,545
Ohio	479	1,538	383	252	506	3,158
Washington	714	1,714	234	104	11	2,777
Connecticut	1,090	413	30	23	143	1,699
Pennsylvania	275	726	83	52	276	1,412
Oregon	366	905	80	47	3	1,401
Colorado	256	509	76	35	2	878
Massachusetts	255	50	27	5	341	678
California	49	27	13	4	38	131
Texas	1	15	8	4	18	46
Other	911	2,364	473	203	1,566	5,517
Total	$5,513	$11,142	$1,809	$1,144	$3,634	$23,242

Loan sales

As shown in Figure 14, during 2019, we sold $12.2 billion of our loans. Sales of loans classified as held for sale generated net gains of $188 million during 2019.

Figure 14 summarizes our loan sales during 2019 and 2018.

Figure 14. Loans Sold (Including Loans Held for Sale)

in millions	Commercial	Commercial Real Estate	Commercial Lease Financing	Residential Real Estate	Consumer Direct	Total
2019
Fourth quarter	$50	$3,138	$222	$559	—	$3,969
Third quarter	220	2,600	68	569	$247	3,704
Second quarter	154	1,864	96	329	—	2,443
First quarter	301	1,536	34	225	—	2,096
Total	$725	$9,138	$420	$1,682	$247	$12,212

2018
Fourth quarter	$157	$4,918	$104	$331	—	$5,510
Third quarter	247	2,242	52	302	—	2,843
Second quarter	253	2,266	144	308	—	2,971
First quarter	141	2,251	66	284	—	2,742
Total	$798	$11,677	$366	$1,225	—	$14,066

Figure 15 shows loans that are either administered or serviced by us but not recorded on the balance sheet; this includes loans that were sold.
Figure 15. Loans Administered or Serviced

December 31, in millions	2019	2018	2017	2016	2015
Commercial real estate loans	$347,186	$291,158	$238,718	$218,135	$211,274
Residential mortgage	6,146	5,209	4,582	4,198	—
Education loans	625	766	932	1,122	1,339
Commercial lease financing	1,047	916	862	899	932
Commercial loans	591	549	488	418	335
Consumer direct	2,243	—	—	—	—
Total	$357,838	$298,598	$245,582	$224,772	$213,880

In the event of default by a borrower, we are subject to recourse with respect to approximately $4.9 billion of the $358 billion of loans administered or serviced at December 31, 2019. Additional information about this recourse arrangement is included in Note 22 (“Commitments, Contingent Liabilities, and Guarantees”) under the heading “Recourse agreement with FNMA.”

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

Maturities and sensitivity of certain loans to changes in interest rates

Figure 16 shows the remaining maturities of certain commercial and real estate loans, and the sensitivity of those loans to changes in interest rates. At December 31, 2019, approximately 27% of these outstanding loans were scheduled to mature within one year.

Figure 16. Remaining Maturities and Sensitivity of Certain Loans to Changes in Interest Rates

December 31, 2019
in millions	Within One Year	One - Five Years	Over Five Years	Total
Commercial and industrial	$12,529	$28,246	$7,520	$48,295
Real estate — construction	896	532	130	1,558
Total	$13,425	$28,778	$7,650	$49,853
Loans with floating or adjustable interest rates (a)		$25,631	$4,602	$30,233
Loans with predetermined interest rates (b)		3,147	3,048	6,195
Total		$28,778	$7,650	$36,428

(a)	Floating and adjustable rates vary in relation to other interest rates (such as the base lending rate) or a variable index that may change during the term of the loan.

(b)	Predetermined interest rates either are fixed or may change during the term of the loan according to a specific formula or schedule.

Securities
Our securities portfolio totaled $31.9 billion at December 31, 2019, compared to $30.9 billion at December 31, 2018. Available-for-sale securities were $21.8 billion at December 31, 2019, compared to $19.4 billion at December 31, 2018. Held-to-maturity securities were $10.1 billion at December 31, 2019, compared to $11.5 billion at December 31, 2018.
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
Figure 17. Mortgage-Backed Securities by Issuer

December 31, in millions	2019	2018
FHLMC	$5,115	$7,048
FNMA	12,308	10,076
GNMA	14,112	13,637
Total (a)	$31,535	$30,761

(a)	Includes securities held in the available-for-sale and held-to-maturity portfolios.

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

Figure 18. Securities Available for Sale

dollars in millions	U.S. Treasury, Agencies, and Corporations	States and Political Subdivisions	Agency Residential Collateralized Mortgage Obligations(a)	Agency Residential Mortgage-backed Securities(a),(b)	Agency Commercial Mortgage-backed Securities(a)	Other Securities	Total	Weighted-Average Yield(b)
December 31, 2019
Remaining maturity:
One year or less	$294	$4	$182	$3	—	$11	$494	2.12%
After one through five years	40	—	11,923	1,339	$4,184	—	17,486	2.46
After five through ten years	—	—	678	365	2,813	—	3,856	2.82
After ten years	—	—	—	7	—	—	7	3.07
Fair value	$334	$4	$12,783	$1,714	$6,997	$11	$21,843	—
Amortized cost	334	4	12,772	1,677	6,898	7	21,692	2.52%
Weighted-average yield (b)	1.86%	5.52%	2.34%	2.76%	2.81%	—	2.52%	—
Weighted-average maturity	.7 years	.8 years	3.3 years	4.1 years	5.0 years	.5 years	3.9 years	—
December 31, 2018
Fair value	$147	$7	$13,962	$2,105	$3,187	$20	$19,428	—
Amortized cost	150	7	14,315	2,128	3,300	17	19,917	2.46%

(a)	Maturity is based upon expected average lives rather than contractual terms.

(b)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a TE basis using the statutory federal income tax rate in effect that calendar year.

Held-to-maturity securities
Federal Agency CMOs and mortgage-backed securities constitute essentially all of our held-to-maturity securities. The remaining balance comprises asset-back securities and foreign bonds. Figure 19 shows the composition, yields, and remaining maturities of these securities.
Figure 19. Held-to-Maturity Securities

dollars in millions	Agency Residential Collateralized Mortgage Obligations(a)	Agency Residential Mortgage-backed Securities(a)	Agency Commercial Mortgage-backed Securities(a)	Asset-backed securities	Other Securities	Total	Weighted-Average Yield(b)
December 31, 2019
Remaining maturity:
One year or less	$59	—	—	$3	$4	$66	1.95%
After one through five years	4,970	$162	$2,022	8	11	7,173	2.35
After five through ten years	663	247	1,918	—	—	2,828	2.64
After ten years	—	—	—	—	—	—	—
Amortized cost	$5,692	$409	$3,940	$11	$15	$10,067	2.43%
Fair value	5,666	415	4,009	11	15	10,116	—
Weighted-average yield(b)	2.12%	2.63%	2.86%	2.48%	3.29%	2.43%	—
Weighted-average maturity	3.5 years	5.5 years	5.5 years	.4 years	1.9 years	4.4 years	—
December 31, 2018
Amortized cost	$7,021	$490	$3,996	—	$12	$11,519	2.41%
Fair value	6,769	476	3,865	—	12	11,122	—

(a)	Maturity is based upon expected average lives rather than contractual terms.

(b)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a TE basis using the statutory federal income tax rate in effect that calendar year.

Deposits and other sources of funds

Figure 20. Breakdown of Deposits at December 31, 2019
Deposits are our primary source of funding. At December 31, 2019, our deposits totaled $111.9 billion, an increase of $4.6 billion, compared to December 31, 2018. The increase in deposits compared to the prior year reflects our strategy to acquire and expand client relationships.

Wholesale funds, consisting of short-term borrowings and long-term debt, totaled $13.5 billion at December 31, 2019, compared to $14.6 billion at December 31, 2018. The decrease from the prior year reflects a shift in funding mix stemming from strong deposit growth.
Figure 21 shows the maturity distribution of time deposits of $100,000 or more.
Figure 21. Maturity Distribution of Time Deposits of $100,000 or More

December 31, 2019	Total
in millions
Remaining maturity:
Three months or less	$1,748
After three through six months	1,727
After six through twelve months	2,209
After twelve months	914
Total	$6,598

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

Dividends
Consistent with our 2018 capital plan, the Board declared a quarterly dividend of $.170 per Common Share for the first and second quarters of 2019. The Board declared a quarterly dividend of $.185 per Common Share for the third and fourth quarters of 2019, consistent with our 2019 capital plan. These quarterly dividend payments brought our annual dividend to $.71 per Common Share for 2019.
Common Shares outstanding
Our Common Shares are traded on the NYSE under the symbol KEY with 32,943 holders of record at February 21, 2020. Our book value per Common Share was $15.54 based on 977.2 million shares outstanding at December 31, 2019, compared to $13.90 based on 1.020 billion shares outstanding at December 31, 2018. At December 31, 2019, our tangible book value per Common Share was $12.56, compared to $11.14 at December 31, 2018.
Figure 35 in the section entitled “Fourth Quarter Results” shows per Common Share earnings and dividends paid by quarter for each of the last two years.
Figure 22 shows activities that caused the change in our outstanding Common Shares over the past two years.
Figure 22. Changes in Common Shares Outstanding

		2019 Quarters
in thousands	2019	Fourth	Third	Second	First	2018
Shares outstanding at beginning of period	1,019,503	988,538	1,003,114	1,013,186	1,019,503	1,069,084
Common Shares repurchased	(50,247)	(12,968)	(15,076)	(10,412)	(11,791)	(56,292)
Shares reissued (returned) under employee benefit plans	7,933	1,619	500	340	5,474	6,711
Shares outstanding at end of period	977,189	977,189	988,538	1,003,114	1,013,186	1,019,503

During 2019, Common Shares outstanding decreased by 42.3 million shares due to Common Share repurchases under our 2018 and 2019 capital plans.
At December 31, 2019, we had 279.5 million treasury shares, compared to 237.2 million treasury shares at December 31, 2018. Going forward, we expect to reissue treasury shares as needed in connection with stock-based compensation awards and for other corporate purposes.
Capital adequacy
Capital adequacy is an important indicator of financial stability and performance. All of our capital ratios remained in excess of regulatory requirements at December 31, 2019. Our capital and liquidity levels are intended to position us to weather an adverse operating environment while continuing to serve our clients’ needs, as well as to meet the Regulatory Capital Rules described in the “Supervision and regulation” section of Item 1 of this report. Our shareholders’ equity to assets ratio was 11.75% at December 31, 2019, compared to 11.17% at December 31, 2018. Our tangible common equity to tangible assets ratio was 8.64% at December 31, 2019, compared to 8.30% at December 31, 2018. The new minimum capital and leverage ratios under the Regulatory Capital Rules together with the estimated ratios of KeyCorp at December 31, 2019, calculated on a fully phased-in basis, are set forth under the heading “Basel III” in the “Supervision and Regulation” section in Item 1 of this report.

Figure 23 represents the details of our regulatory capital positions at December 31, 2019, and December 31, 2018, under the Regulatory Capital Rules. Information regarding the regulatory capital ratios of KeyCorp’s banking subsidiaries is presented in Note 24 (“Shareholders' Equity”).
Figure 23. Capital Components and Risk-Weighted Assets

December 31, dollars in millions		2019	2018
COMMON EQUITY TIER 1
Key shareholders’ equity (GAAP)		$17,038	$15,595
Less:	Preferred Stock (a)	1,856	1,421
	Common Equity Tier 1 capital before adjustments and deductions	15,182	14,174
Less:	Goodwill, net of deferred taxes	2,584	2,455
	Intangible assets, net of deferred taxes	207	250
	Deferred tax assets	9	9
	Net unrealized gains (losses) on available-for-sale securities, net of deferred taxes	115	(372)
	Accumulated gains (losses) on cash flow hedges, net of deferred taxes	250	(78)
	Amounts in AOCI attributed to pension and postretirement benefit costs, net of deferred taxes	(339)	(381)
	Total Common Equity Tier 1 capital	12,356	12,291
TIER 1 CAPITAL
Common Equity Tier 1		12,356	12,291
Additional Tier 1 capital instruments and related surplus		1,856	1,421
Less:	Deductions	—	—
	Total Tier 1 capital	14,212	13,712
TIER 2 CAPITAL
Tier 2 capital instruments and related surplus		1,546	1,279
Allowance for losses on loans and liability for losses on lending-related commitments (b)		978	962
Less:	Deductions	—	—
	Total Tier 2 capital	2,524	2,241
	Total risk-based capital	$16,736	$15,953

RISK-WEIGHTED ASSETS
Risk-weighted assets on balance sheet		$102,441	$98,232
Risk-weighted off-balance sheet exposure		27,303	24,593
Market risk-equivalent assets		1,121	963
	Gross risk-weighted assets	130,865	123,788
Less:	Excess allowance for loan and lease losses	—	—
	Net risk-weighted assets	$130,865	$123,788
AVERAGE QUARTERLY TOTAL ASSETS		$143,910	$138,689

CAPITAL RATIOS
Tier 1 risk-based capital		10.86%	11.08%
Total risk-based capital		12.79	12.89
Leverage (c)		9.88	9.89
Common Equity Tier 1		9.44	9.93

(a)	Net of capital surplus.

(b)
The ALLL included in Tier 2 capital is limited by regulation to 1.25% of the institution’s standardized total risk-weighted assets (excluding its standardized market risk-weighted assets). The ALLL includes $10 million and $14 million of allowance classified as “discontinued assets” on the balance sheet at December 31, 2019, and December 31, 2018, respectively.

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
Variable interest entities
In accordance with the applicable accounting guidance for consolidations, we consolidate a VIE if we have: (i) a variable interest in the entity; (ii) the power to direct activities of the VIE that most significantly impact the entity’s economic performance; and (iii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE (i.e., we are considered to be the primary beneficiary). Additional information regarding the nature of VIEs and our involvement with them is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Principles of Consolidation and Basis of Presentation” and in Note 13 (“Variable Interest Entities”).

Commitments to extend credit or funding
Loan commitments provide for financing on predetermined terms as long as the client continues to meet specified criteria. These commitments generally carry variable rates of interest and have fixed expiration dates or other termination clauses. We typically charge a fee for our loan commitments. Since a commitment may expire without resulting in a loan or being fully utilized, the total amount of an outstanding commitment may significantly exceed any related cash outlay. Further information about our loan commitments at December 31, 2019, is presented in Note 22 (“Commitments, Contingent Liabilities, and Guarantees”) under the heading “Commitments to Extend Credit or Funding.” Figure 24 shows the remaining contractual amount of each class of commitment to extend credit or funding. For loan commitments and commercial letters of credit, this amount represents our maximum possible accounting loss on the unused commitment if the borrower were to draw upon the full amount of the commitment and subsequently default on payment for the total amount of the then outstanding loan.

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
Contractual obligations
Figure 24 summarizes our significant contractual obligations, and lending-related and other off-balance sheet commitments at December 31, 2019, by the specific time periods in which related payments are due or commitments expire.
Figure 24. Contractual Obligations and Other Off-Balance Sheet Commitments

December 31, 2019	Within 1 year	After 1 through 3 years	After 3 through 5 years	After 5 years	Total
in millions
Contractual obligations:(a)
Deposits with no stated maturity	$100,218	—	—	—	$100,218
Time deposits of $100,000 or more	5,684	$873	$31	$10	6,598
Other time deposits	4,078	867	93	16	5,054
Federal funds purchased and securities sold under repurchase agreements	387	—	—	—	387
Bank notes and other short-term borrowings	705	—	—	—	705
Long-term debt	1,010	5,970	525	4,943	12,448
Noncancellable operating leases	149	259	189	278	875
Liability for unrecognized tax benefits	19	—	—	—	19
Purchase obligations (b)	200	225	94	18	537
Total	$112,450	$8,194	$932	$5,265	$126,841
Lending-related and other off-balance sheet commitments:
Commercial, including real estate	$15,647	$14,480	$16,922	$1,235	$48,284
Home equity	436	800	618	8,091	9,945
Credit cards	6,560	—	—	—	6,560
Purchase cards	729	—	—	—	729
Commercial letters of credit	37	47	7	—	91
Principal investing commitments	20	1	—	—	21
Tax credit investment commitments	547	—	—	—	547
Total	$23,976	$15,328	$17,547	$9,326	$66,177

(a)	Deposits and borrowings exclude interest.

(b)	Includes purchase obligations for goods and services covered by noncancellable contracts and contracts including cancellation fees.

Guarantees
We are a guarantor in various agreements with third parties. As guarantor, we may be contingently liable to make payments to the guaranteed party based on changes in a specified interest rate, foreign exchange rate or other variable (including the occurrence or nonoccurrence of a specified event). These variables, known as underlyings, may be related to an asset or liability, or another entity’s failure to perform under a contract. Additional information regarding these types of arrangements is presented in Note 22 (“Commitments, Contingent Liabilities, and Guarantees”) under the heading “Guarantees.”
Risk Management
Overview
Like all financial services companies, we engage in business activities and assume the related risks. The most significant risks we face are credit, compliance, operational, liquidity, market, reputation, strategic, and model risks. Our risk management activities are shown in the following chart, and we manage such risks across the entire enterprise to maintain safety and soundness and maximize profitability. Certain of these risks are defined and discussed in greater detail in the remainder of this section.

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

–
Meets with management and approves significant policies relating to the risk areas overseen by the Audit Committee
–
Receives reports on enterprise risk
–
Meets bi-monthly
–
Convenes to discuss the content of our financial disclosures and quarterly earnings releases

Board of Directors Risk Committee (a)
–
Assist the Board in oversight of strategies, policies, procedures, and practices relating to the assessment and management of enterprise-wide risk, including credit, market, liquidity, model, operational, compliance, reputation, and strategic risks
–
Assist the Board in overseeing risks related to capital adequacy, capital planning, and capital actions

–
Reviews and provides oversight of management’s activities related to the enterprise-wide risk management framework, which includes an annual review of the ERM Policy, including the Risk Appetite Statement, and management and ERM reports
–
Approves any material changes to the charter of the ERM Committee and significant policies relating to risk management, including corporate risk tolerances for major risk categories

ERM Committee
–
Chaired by the Chief Executive Officer and comprising other senior level executives
–
Manage risk and ensure that the corporate risk profile is managed in a manner consistent with our risk appetite
–
Oversees the ERM Program, which encompasses our risk philosophy, policy, framework, and governance structure for the management of risks across the entire company
– Approves and manages the risk-adjusted capital framework we use to manage risks
Disclosure Committee
–
Includes representatives from each of the Three Lines of Defense
–
Meets quarterly to review recent internal and external events to determine whether all appropriate disclosures have been made in reports filed with the SEC
– Convenes quarterly to discuss the content of our 10-Q and 10-K
Tier 2 Risk Governance Committees
–
Include attendees from each of the Three Lines of Defense
–
The First Line of Defense is the line of business primarily responsible to accept, own, proactively identify, monitor, and manage risk
–
The Second Line of Defense comprises Risk Management representatives who provide independent, centralized oversight over all risk categories by aggregating, analyzing, and reporting risk information
–
Risk Review, our internal audit function, provides the Third Line of Defense. Its role is to provide independent assessment and testing of the effectiveness of, appropriateness of, and adherence to KeyCorp’s risk management policies, practices, and controls
– Supports the ERM Committee by identifying early warning events and trends, escalating emerging risks, and discussing forward-looking assessments
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

Trading market risk

Key incurs market risk as a result of trading activities that are used in support of client facilitation and hedging activities, principally within our investment banking and capital markets businesses. Key has exposures to a wide range of risk factors including interest rates, equity prices, foreign exchange rates, credit spreads, and commodity prices, as well as the associated implied volatilities and spreads. Our primary market risk exposures are a result of trading and hedging activities in the derivative and fixed income markets, including securitization exposures. At December 31, 2019, we did not have any re-securitization positions. We maintain modest trading inventories to facilitate customer flow, make markets in securities, and hedge certain risks including but not limited to credit risk and interest rate risk. The risks associated with these activities are mitigated in accordance with the Market Risk hedging policy.  The majority of our positions are traded in active markets.

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

Covered positions. We monitor the market risk of our covered positions as defined in the Market Risk Rule, which includes all of our trading positions as well as all foreign exchange and commodity positions, regardless of whether the position is in a trading account. Key’s covered positions may also include mortgage-backed and asset-backed securities that may be identified as securitization positions or re-securitization positions under the Market Risk Rule. The MRM as well as the LOB that trades securitization positions monitor the positions, the portfolio composition and the risks identified in this section on a daily basis consistent with the Market Risk policies and procedures. At December 31, 2019, covered positions did not include any re-securitization positions. Instruments that are used to hedge nontrading activities, such as bank-issued debt and loan portfolios, equity positions that are not actively traded, and securities financing activities, do not meet the definition of a covered position. The MRM is responsible for identifying our portfolios as either covered or non-covered. The Covered Position Working Group develops the final list of covered positions, and a summary is provided to the Market Risk Committee.

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

Actual losses for the total covered positions did not exceed aggregate daily VaR on any day during the quarters ended December 31, 2019, and December 31, 2018. The MRM backtests our VaR model on a daily basis to evaluate its predictive power. The test compares VaR model results at the 99% confidence level to daily held profit and loss. Results of backtesting are provided to the Market Risk Committee. Backtesting exceptions occur when trading losses exceed VaR. We do not engage in correlation trading or utilize the internal model approach for measuring default and credit migration risk. Our net VaR approach incorporates diversification, but our VaR calculation does not include the impact of counterparty risk and our own credit spreads on derivatives.

The aggregate VaR at the 99% confidence level with a one day holding period for all covered positions was $.9 million at December 31, 2019, and $.8 million at December 31, 2018. Figure 25 summarizes our VaR at the 99% confidence level with a one day holding period for significant portfolios of covered positions for the three months ended December 31, 2019, and December 31, 2018.

Figure 25. VaR for Significant Portfolios of Covered Positions

	2019				2018
	Three months ended December 31,				Three months ended December 31,
in millions	High	Low	Mean	December 31,	High	Low	Mean	December 31,
Trading account assets:
Fixed income	$1.2	$.6	$.9	$.8	$.8	$.3	$.6	$.6
Derivatives:
Interest rate	$.1	.1	$.1	$.1	$.2	.1	$.1	$.1

Stressed VaR is calculated by running the portfolios through a predetermined stress period which is approved by the Market Risk Committee and is calculated at the 99% confidence level using the same model and assumptions used for general VaR. The aggregate stressed VaR for all covered positions was $5.1 million at December 31, 2019, and at December 31, 2018. Figure 26 summarizes our stressed VaR at the 99% confidence level with a one day holding period for significant portfolios of covered positions for the three months ended December 31, 2019, and December 31, 2018.

Figure 26. Stressed VaR for Significant Portfolios of Covered Positions

	2019				2018
	Three months ended December 31,				Three months ended December 31,
in millions	High	Low	Mean	December 31,	High	Low	Mean	December 31,
Trading account assets:
Fixed income	$5.7	$3.2	$4.5	$4.3	$5.6	$3.6	$4.6	$3.9
Derivatives:
Interest rate	$1.2	$.2	$.4	$.7	$.9	$.5	$.6	$.6

Internal capital adequacy assessment.  Market risk is a component of our internal capital adequacy assessment. Our risk-weighted assets include a market risk-equivalent asset amount, which consists of a VaR component, stressed VaR component, a de minimis exposure amount, and a specific risk add-on including the securitization positions. The aggregate market value of the securitization positions as defined by the Market Risk Rule was $44.9 million at December 31, 2019. This amount included $16.3 million of mortgage-backed securities positions and $28.6 million of asset-backed securities positions. Specific risk is the price risk of individual financial instruments, which is not accounted for by changes in broad market risk factors and is measured through a standardized approach. Market risk weighted assets, including the specific risk calculations, are run quarterly by the MRM in accordance with the Market Risk Rule and approved by the Chief Market Risk Officer.

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

Figure 27 presents the results of the simulation analysis at December 31, 2019, and December 31, 2018. At December 31, 2019, our simulated impact to changes in interest rates was modest. The asset sensitive position declined from 2018 as a result of hedging actions executed to guide the position closer to neutral over time. Tolerance levels for risk management require the development of remediation plans to maintain residual risk within tolerance if simulation modeling demonstrates that a gradual, parallel 200 basis point increase or 200 basis point decrease (subject to a 25 basis point floor in rates) in interest rates over the next 12 months would adversely affect net interest income over the same period by more than 5.5%. Current modeled exposure is within Board approved tolerances.

Figure 27. Simulated Change in Net Interest Income

	December 31, 2019		December 31, 2018
Basis point change assumption (short-term rates)	-150	+200	-200	+200
Tolerance level	-5.50%	-5.50%	-5.50%	-5.50%
Interest rate risk assessment	-2.47%	-1.45%	-4.89%	2.22%

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

Economic value of equity modeling. EVE complements net interest income simulation analysis as it estimates risk exposure beyond 12-, 24-, and 36-month horizons. EVE modeling measures the extent to which the economic values of assets, liabilities, and off-balance sheet instruments may change in response to fluctuations in interest rates. EVE is calculated by subjecting the balance sheet to an immediate 200 basis point increase or decrease in interest rates, measuring the resulting change in the values of assets, liabilities, and off-balance sheet instruments, and comparing those amounts with the base case of the current interest rate environment.  This analysis is highly dependent upon assumptions applied to assets and liabilities with non-contractual maturities. Those assumptions are based on historical behaviors, as well as our expectations. We develop remediation plans that would maintain residual risk within tolerance if this analysis indicates that our EVE will decrease by more than 15% in response to an immediate increase or decrease in interest rates. We are operating within these guidelines as of December 31, 2019.

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

Figure 28 shows all derivative positions that we hold for A/LM purposes. The swap positions are used to convert the contractual interest rate index of agreed-upon amounts of assets and liabilities (i.e., notional amounts) to another interest rate index. For example, fixed-rate debt is converted to a floating rate through a “receive fixed/pay variable” interest rate swap. The volume, maturity, and mix of portfolio swaps change frequently as we adjust our broader A/LM objectives and the balance sheet positions to be hedged. For more information about how we use interest rate swaps to manage our risk profile, see Note 8 (“Derivatives and Hedging Activities”).

Figure 28. Portfolio Swaps and Options by Interest Rate Risk Management Strategy

	December 31, 2019
				Weighted-Average			December 31, 2018
dollars in millions	Notional Amount	Fair Value		Maturity (Years)	Receive Rate	Pay Rate	Notional Amount	Fair Value
Receive fixed/pay variable — conventional A/LM (a)	$19,270	$312		2.1	2.3%	1.7%	$10,720	$(87)
Receive fixed/pay variable — conventional debt	8,189	240		3.2	2.2	1.7	9,923	(7)
Receive fixed/pay variable — forward A/LM	3,400	32		1.9	1.9	1.8	3,050	45
Pay fixed/receive variable — conventional debt	50	(7)		8.5	2.1	3.6	50	(4)
Total portfolio swaps	$30,909	$577	(c)	2.4	2.2%	1.7%	$23,743	$(53)	(c)

Floors — conventional A/LM — purchased (b)	$4,200	$149		2.0	—	—	$4,760	—
Floors — conventional A/LM — sold (b)	3,900	(15)		2.0	—	—	—	—
Total floors	$8,100	$134		2.0	—	—	$4,760	—

(a)	Portfolio swaps designated as A/LM are used to manage interest rate risk tied to both assets and liabilities.

(b)	Conventional A/LM floors do not have a stated receive rate or pay rate and are given a strike price on the option.

(c)	Excludes accrued interest of $543 million and $114 million at December 31, 2019, and December 31, 2018, respectively.
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
Factors affecting liquidity

Our liquidity could be adversely affected by both direct and indirect events. An example of a direct event would be a downgrade in our public credit ratings by a rating agency. Examples of indirect events (events unrelated to us) that could impair our access to liquidity would be an act of terrorism or war, natural disasters, global pandemics, political events, or the default or bankruptcy of a major corporation, mutual fund or hedge fund. Similarly, market speculation, or rumors about us or the banking industry in general, may adversely affect the cost and availability of normal funding sources.
Our credit ratings at December 31, 2019, are shown in Figure 29. We believe these credit ratings, under normal conditions in the capital markets, will enable KeyCorp or KeyBank to issue fixed income securities to investors.
Figure 29. Credit Ratings

December 31, 2019	Short-Term Borrowings	Long-Term Deposits	Senior Long-Term Debt	Subordinated Long-Term Debt	Capital Securities	Preferred Stock
KEYCORP (THE PARENT COMPANY)
Standard & Poor’s	A-2	N/A	BBB+	BBB	BB+	BB+
Moody’s	P-2	N/A	Baa1	Baa1	Baa2	Baa3
Fitch	F1	N/A	A-	BBB+	BB+	BB
DBRS	R-1(low)	N/A	A	A (low)	A (low)	BBB

KEYBANK
Standard & Poor’s	A-2	N/A	A-	BBB+	N/A	N/A
Moody’s	P-2	Aa3	A3	Baa1	N/A	N/A
Fitch	F1	A	A-	BBB+	N/A	N/A
DBRS	R-1(middle)	A (high)	A (high)	A	N/A	N/A
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
We maintain a Contingency Funding Plan that outlines the process for addressing a liquidity crisis. The plan provides for an evaluation of funding sources under various market conditions. It also assigns specific roles and responsibilities for managing liquidity through a problem period. As part of the plan, we maintain on-balance sheet liquid reserves referred to as our liquid asset portfolio, which consists of high quality liquid assets. During a problem period, that reserve could be used as a source of funding to provide time to develop and execute a longer-term strategy. The liquid asset portfolio at December 31, 2019, totaled $25.2 billion, consisting of $24.0 billion of unpledged securities, $140 million of securities available for secured funding at the FHLB, and $1.1 billion of net balances of federal funds sold and balances in our Federal Reserve account. The liquid asset portfolio can fluctuate due to excess liquidity, heightened risk, or prefunding of expected outflows, such as debt maturities. Additionally, as of December 31, 2019, our unused borrowing capacity secured by loan collateral was $25.2 billion at the Federal

Reserve Bank of Cleveland and $8.0 billion at the FHLB of Cincinnati. In 2019, Key’s outstanding FHLB of Cincinnati advances decreased by $1.0 billion due to paydowns.
Long-term liquidity strategy
Our long-term liquidity strategy is to be predominantly funded by core deposits. However, we may use wholesale funds to sustain an adequate liquid asset portfolio, meet daily cash demands, and allow management flexibility to execute business initiatives. Key’s client-based relationship strategy provides for a strong core deposit base that, in conjunction with intermediate and long-term wholesale funds managed to a diversified maturity structure and investor base, supports our liquidity risk management strategy. We use the loan-to-deposit ratio as a metric to monitor these strategies. Our target loan-to-deposit ratio is 90-100% (at December 31, 2019, our loan-to-deposit ratio was 87%), which we calculate as the sum of total loans, loans held for sale, and nonsecuritized discontinued loans divided by deposits.
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

On February 1, 2019, KeyBank issued $600 million of 3.300% Senior Bank Notes due February 1, 2022, and $400 million of Floating Rate Senior Bank Notes due February 1, 2022. On March 13, 2019, KeyBank issued $350 million of 3.900% Subordinated Bank Notes due April 13, 2029.

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

We use a parent cash coverage months metric as the primary measure to assess parent company liquidity. The parent cash coverage months metric measures the number of months into the future where projected obligations can be met with the current quantity of liquidity. We generally issue term debt to supplement dividends from KeyBank to manage our liquidity position at or above our targeted levels. The parent company generally maintains cash and short-term investments in an amount sufficient to meet projected debt maturities over at least the next 24 months. At December 31, 2019, KeyCorp held $3.8 billion in cash, which we projected to be sufficient to meet our projected obligations, including the repayment of our maturing debt obligations for the periods prescribed by our risk tolerance.

Typically, KeyCorp meets its liquidity requirements through regular dividends from KeyBank, supplemented with term debt. Federal banking law limits the amount of capital distributions that a bank can make to its holding company without prior regulatory approval. A national bank’s dividend-paying capacity is affected by several factors, including net profits (as defined by statute) for the two previous calendar years and for the current year, up to the date of dividend declaration. During 2019, KeyBank paid $1.2 billion in cash dividends to KeyCorp. At January 1, 2020, KeyBank had regulatory capacity to pay $920 million in dividends to KeyCorp without prior regulatory approval.

On April 29, 2019, KeyCorp issued $450 million of 5.625% fixed-for-life Perpetual Preferred Stock.

On September 11, 2019, KeyCorp issued $750 million of 2.550% Senior Notes due October 1, 2029, under its Medium-Term Note Program.

On October 21, 2019, KeyCorp redeemed for cash all of the outstanding $300 million aggregate principal amount of its 6.750% Senior Notes due March 19, 2020.

On February 6, 2020, KeyCorp issued $800 million of 2.250% Senior Notes due April 6, 2027, under its Medium-Term Note Program.
Our liquidity position and recent activity
Over the past 12 months, our liquid asset portfolio, which includes overnight and short-term investments, as well as unencumbered, high quality liquid securities held as protection against a range of potential liquidity stress scenarios, has increased as a result of an increase in unpledged securities, partially offset by lower balances held at the Federal Reserve. The liquid asset portfolio continues to exceed the amount that we estimate would be necessary to manage through an adverse liquidity event by providing sufficient time to develop and execute a longer-term solution.
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
The Consolidated Statements of Cash Flows summarize our sources and uses of cash by type of activity for the years ended December 31, 2019, and December 31, 2018.
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

Allowance for loan and lease losses
We estimate the appropriate level of the ALLL on at least a quarterly basis. The methodology used is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses.” Briefly, our allowance applies incurred loss rates to existing loans with similar risk characteristics. We exercise judgment to assess any adjustment to the incurred loss rates for the impact of factors such as changes in economic conditions, lending policies including underwriting standards, and the level of credit risk associated with specific industries and markets. As described in Note 1, (“Summary of Significant Accounting Policies”), on January 1, 2020, we adopted ASC 326, Financial Instruments — Credit Losses, and as such, an expected credit loss methodology, specifically current expected credit losses for the remaining life of our loans and leases, will be used to estimate the appropriate level of the ALLL. The ALLL at December 31, 2019, represents our best estimate of the probable credit losses inherent in the loan portfolio at that date. For more information about impaired loans, see Note 5 (“Asset Quality”).
As shown in Figure 30, our ALLL from continuing operations increased by $17 million, or 1.9%, from December 31, 2018. Our commercial ALLL increased by $8 million, or 1.1%, from December 31, 2018, primarily due to loan growth over the period and risk rating migration. Our consumer ALLL increased by $9 million, or 6.4%, from December 31, 2018. The consumer ALLL increase was primarily due to loan growth and modest shifts in credit quality metrics.

Figure 30. Allocation of the Allowance for Loan and Lease Losses

	2019			2018			2017
December 31, dollars in millions	Total Allowance	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Total Allowance	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Total Allowance	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans
Commercial and industrial	$551	61.2%	51.0%	$532	60.2%	51.1%	$529	60.3%	48.4%
Commercial real estate:
Commercial mortgage	143	15.9	14.3	142	16.1	15.9	133	15.2	16.3
Construction	22	2.4	1.6	33	3.8	1.9	30	3.4	2.3
Total commercial real estate loans	165	18.3	15.9	175	19.9	17.8	163	18.6	18.6
Commercial lease financing	35	3.9	5.0	36	4.1	5.1	43	4.9	5.6
Total commercial loans	751	83.4	71.9	743	84.2	74.0	735	83.8	72.6
Real estate — residential mortgage	7.8		7.4	7.8		6.2	7	0.8	6.3
Home equity loans	31	3.5	10.9	35	3.9	12.4	43	4.9	13.9
Consumer direct loans	34	3.8	3.7	30	3.4	2.0	28	3.2	2.1
Credit cards	47	5.2	1.2	48	5.4	1.3	44	5.0	1.3
Consumer indirect loans	30	3.3	4.9	20	2.3	4.1	20	2.3	3.8
Total consumer loans	149	16.6	28.1	140	15.8	26.0	142	16.2	27.4
Total loans (a)	$900	100.0%	100.0%	$883	100.0%	100.0%	$877	100.0%	100.0%

	2016			2015
	Total Allowance	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Total Allowance	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans
Commercial and industrial	$508	59.2%	46.2%	$450	56.5%	52.2%
Commercial real estate:
Commercial mortgage	144	16.8	17.6	134	16.8	13.3
Construction	22	2.6	2.7	25	3.2	1.7
Total commercial real estate loans	166	19.4	20.3	159	20.0	15.0
Commercial lease financing	42	4.9	5.4	47	5.9	6.7
Total commercial loans	716	83.5	71.9	656	82.4	73.9
Real estate — residential mortgage	17	2.0	6.5	18	2.3	3.7
Home equity loans	54	6.3	14.7	57	7.2	17.3
Consumer direct loans	24	2.8	2.1	20	2.5	2.7
Credit cards	38	4.4	1.3	32	4.0	1.3
Consumer indirect loans	9	1.0	3.5	13	1.6	1.1
Total consumer loans	142	16.5	28.1	140	17.6	26.1
Total loans (a)	$858	100.0%	100.0%	$796	100.0%	100.0%

(a)
Excludes allocations of the ALLL related to the discontinued operations of the education lending business in the amount of $10 million at December 31, 2019, $14 million at December 31, 2018, $16 million at December 31, 2017, $24 million at December 31, 2016, and $28 million at December 31, 2015.

Net loan charge-offs
Figure 31 shows the trend in our net loan charge-offs by loan type, while the composition of loan charge-offs and recoveries by type of loan is presented in Figure 32.

Over the past 12 months, net loan charge-offs increased $190 million. This increase was primarily due to $139 million of charge-offs related to a previously disclosed fraud loss. In 2020, we expect net loan charge-offs to average loans to remain below our long-term targeted range of 40 to 60 basis points.
Figure 31. Net Loan Charge-offs from Continuing Operations (a)

Year ended December 31,
dollars in millions	2019	2018	2017	2016	2015
Commercial and industrial	$292	$122	$93	$107	$61
Real estate — commercial mortgage	6	18	9	(4)	(2)
Real estate — construction	5	(2)	1	7	—
Commercial lease financing	21	5	8	9	4
Total commercial loans	324	143	111	119	63
Real estate — residential mortgage	1	1	(1)	3	3
Home equity loans	11	10	15	16	21
Consumer direct loans	34	29	28	22	18
Credit cards	37	37	39	31	28
Consumer indirect loans	17	14	16	14	9
Total consumer loans	100	91	97	86	79
Total net loan charge-offs	$424	$234	$208	$205	$142
Net loan charge-offs to average loans	.46%	.26%	.24%	.29%	.24%
Net loan charge-offs from discontinued operations — education lending business	$7	$10	$18	$17	$22

(a)	Credit amounts indicate that recoveries exceeded charge-offs.

Figure 32. Summary of Loan and Lease Loss Experience from Continuing Operations

Year ended December 31, dollars in millions	2019	2018	2017	2016	2015
Average loans outstanding	$91,511	$88,338	$86,365	$71,148	$58,594

Allowance for loan and lease losses at beginning of period	$883	$877	$858	$796	$794
Loans charged off:
Commercial and industrial	319	159	133	118	77

Real estate — commercial mortgage	8	21	11	5	4
Real estate — construction	5	—	2	9	1
Total commercial real estate loans (a)	13	21	13	14	5
Commercial lease financing	26	10	14	12	11
Total commercial loans (b)	358	190	160	144	93
Real estate — residential mortgage	3	3	3	4	6
Home equity loans	19	21	30	30	32
Consumer direct loans	41	36	34	27	24
Credit cards	44	44	44	35	30
Consumer indirect loans	34	30	31	21	18
Total consumer loans	141	134	142	117	110
Total loans charged off	499	324	302	261	203
Recoveries:
Commercial and industrial	27	37	40	11	16

Real estate — commercial mortgage	2	3	2	9	6
Real estate — construction	—	2	1	2	1
Total commercial real estate loans (a)	2	5	3	11	7
Commercial lease financing	5	5	6	3	7
Total commercial loans (b)	34	47	49	25	30
Real estate — residential mortgage	2	2	4	1	3
Home equity loans	8	11	15	14	11
Consumer direct loans	7	7	6	5	6
Credit cards	7	7	5	4	2
Consumer indirect loans	17	16	15	7	9
Total consumer loans	41	43	45	31	31
Total recoveries	75	90	94	56	61
Net loan charge-offs	(424)	(234)	(208)	(205)	(142)
Provision (credit) for loan and lease losses	441	240	227	267	145
Foreign currency translation adjustment	—	—	—	—	(1)
Allowance for loan and lease losses at end of year	$900	$883	$877	$858	$796
Liability for credit losses on lending-related commitments at beginning of the year	$64	$57	$55	$56	$35
Provision (credit) for losses on lending-related commitments	4	6	2	(1)	21
Liability for credit losses on lending-related commitments at end of the year (c)	$68	$63	$57	$55	$56
Total allowance for credit losses at end of the year	$968	$946	$934	$913	$852
Net loan charge-offs to average total loans	.46%	.26%	.24%	.29%	.24%
Allowance for loan and lease losses to period-end loans	.95	.99	1.01	1.00	1.33
Allowance for credit losses to period-end loans	1.02	1.06	1.08	1.06	1.42
Allowance for loan and lease losses to nonperforming loans	156.0	162.9	174.4	137.3	205.7
Allowance for credit losses to nonperforming loans	167.8	174.5	185.7	146.1	220.2
Discontinued operations — education lending business:
Loans charged off	$12	$15	$26	$28	$35
Recoveries	5	5	8	11	13
Net loan charge-offs	$(7)	$(10)	$(18)	$(17)	$(22)

(a)	See Figure 12 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial real estate loan portfolio.

(b)	See Figure 11 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial loan portfolio.

(c)	Included in “accrued expense and other liabilities” on the balance sheet.
Nonperforming assets
Figure 33 shows the composition of our nonperforming assets. As shown in Figure 33, nonperforming assets increased $138 million during 2019. The increase was primarily driven by the transfer of three criticized commercial loans as well as a number of consumer residential mortgages that were moved to nonperforming loans held for sale. See Note 1 (“Summary of Significant Accounting Policies”) under the headings “Nonperforming Loans,” “Impaired Loans,” and “Allowance for Loan and Lease Losses” for a summary of our nonaccrual and charge-off policies.

Figure 33. Summary of Nonperforming Assets and Past Due Loans from Continuing Operations

December 31,
dollars in millions	2019	2018	2017	2016	2015
Commercial and industrial	$264	$152	$153	$297	$82

Real estate — commercial mortgage	83	81	30	26	19
Real estate — construction	2	2	2	3	9
Total commercial real estate loans (a)	85	83	32	29	28
Commercial lease financing	6	9	6	8	13
Total commercial loans (b)	355	244	191	334	123
Real estate — residential mortgage	48	62	58	56	64
Home equity loans	145	210	229	223	190
Consumer direct loans	4	4	4	6	2
Credit cards	3	2	2	2	2
Consumer indirect loans	22	20	19	4	6
Total consumer loans	222	298	312	291	264
Total nonperforming loans (c)	577	542	503	625	387
Nonperforming loans held for sale	94	—	—	—	—
OREO	35	35	31	51	14
Other nonperforming assets	9	—	—	—	2
Total nonperforming assets (c)	$715	$577	$534	$676	$403

Accruing loans past due 90 days or more	$101	$112	$89	$87	$72
Accruing loans past due 30 through 89 days	389	312	359	404	208
Restructured loans — accruing and nonaccruing (d)	347	399	317	280	280
Restructured loans included in nonperforming loans (d)	183	247	189	141	159
Nonperforming assets from discontinued operations — education lending business	7	8	7	5	7
Nonperforming loans to period-end portfolio loans (c)	.61%	.61%	.58%	.73%	.65%
Nonperforming assets to period-end portfolio loans plus OREO and other nonperforming assets (c)	.75	.64	.62	.79	.67

(a)	See Figure 12 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial real estate loan portfolio.

(b)	See Figure 11 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial loan portfolio.

(c)
Nonperforming loan balances exclude $446 million, $575 million, $738 million, $865 million, and $11 million of PCI loans at December 31, 2019, December 31, 2018, December 31, 2017, December 31, 2016, and December 31, 2015, respectively.

(d)
Restructured loans (i.e., TDRs) are those for which Key, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. See Note 5,(“Asset Quality“) for more information on our TDRs.

Figure 34 shows the types of activity that caused the change in our nonperforming loans during each of the last four quarters and the years ended December 31, 2019, and December 31, 2018.
Figure 34. Summary of Changes in Nonperforming Loans from Continuing Operations

		2019 Quarters
in millions	2019	Fourth	Third	Second	First	2018
Balance at beginning of period	$542	$585	$561	$548	$542	$503
Loans placed on nonaccrual status	924	268	271	189	196	723
Charge-offs	(380)	(114)	(91)	(84)	(91)	(321)
Loans sold	(57)	(1)	—	(38)	(18)	(17)
Payments	(141)	(59)	(37)	(23)	(22)	(172)
Transfers to OREO	(19)	(3)	(4)	(4)	(8)	(24)
Transfers to nonperforming loans held for sale	(125)	(47)	(78)	—	—	—
Transfers to other nonperforming assets	(13)	—	—	—	(13)	—
Loans returned to accrual status	(154)	(52)	(37)	(27)	(38)	(150)
Balance at end of period (a)	$577	$577	$585	$561	$548	$542

(a)	Nonperforming loan balances exclude $446 million and $575 million of PCI loans at December 31, 2019, and December 31, 2018, respectively.

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

As described in more detail in “Risk Management — Overview” in Item 7 of this report, the Board serves in an oversight capacity ensuring that Key’s risks are managed in a manner that is effective and balanced and adds value for the shareholders. The Board’s Risk Committee has primary oversight for enterprise-wide risk at KeyCorp, including operational risk (which includes cybersecurity). The Risk Committee reviews and provides oversight of management’s activities related to the enterprise-wide risk management framework, including cyber-related risk. The ERM Committee, chaired by the Chief Executive Officer and comprising other senior level executives, is responsible for managing risk (including cyber-related risk) and ensuring that the corporate risk profile is managed in a manner consistent with our risk appetite. The ERM Committee reports to the Board’s Risk Committee.

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

	Year ended December 31,
	dollars in millions	2019	2018	2017	2016	2015
	Tangible common equity to tangible assets at period end
	Key shareholders’ equity (GAAP)	$17,038	$15,595	$15,023	$15,240	$10,746
Less:	Intangible assets (a)	2,910	2,818	2,928	2,788	1,080
	Preferred Stock (b)	1,856	1,421	1,009	1,640	281
	Tangible common equity (non-GAAP)	$12,272	$11,356	$11,086	$10,812	$9,385
	Total assets (GAAP)	$144,988	$139,613	$137,698	$136,453	$95,131
Less:	Intangible assets (a)	2,910	2,818	2,928	2,788	1,080
	Tangible assets (non-GAAP)	$142,078	$136,795	$134,770	$133,665	$94,051
	Tangible common equity to tangible assets ratio (non-GAAP)	8.64%	8.30%	8.23%	8.09%	9.98%
	Average tangible common equity
	Average Key shareholders’ equity (GAAP)	$16,636	$15,131	$15,224	$12,647	$10,626
Less:	Intangible assets (average) (c)	2,909	2,869	2,837	1,825	1,085
	Preferred Stock (average)	1,755	1,205	1,137	627	290
	Average tangible common equity (non-GAAP)	$11,972	$11,057	$11,250	$10,195	$9,251
	Return on average tangible common equity from continuing operations
	Income (loss) from continuing operations attributable to Key common shareholders (GAAP)	$1,611	$1,793	$1,219	$753	$892

	Average tangible common equity (non-GAAP)	$11,972	$11,057	$11,250	$10,195	$9,251
	Return on average tangible common equity from continuing operations (non-GAAP)	13.46%	16.22%	10.84%	7.39%	9.64%
	Return on average tangible common equity consolidated
	Net income (loss) attributable to Key common shareholders (GAAP)	$1,620	$1,800	$1,226	$754	$893
	Average tangible common equity (non-GAAP)	11,972	11,057	11,250	10,195	9,251
	Return on average tangible common equity consolidated (non-GAAP)	13.53%	16.28%	10.90%	7.40%	9.65%

(a)
For the years ended December 31, 2019, December 31, 2018, December 31, 2017, December 31, 2016, and December 31, 2015, intangible assets exclude $7 million, $14 million, $26 million, $42 million, and $45 million, respectively, of period-end purchased credit card relationships.

(b)	Net of capital surplus.

(c)
For the years ended December 31, 2019, December 31, 2018, December 31, 2017, December 31, 2016, and December 31, 2015, average intangible assets exclude $10 million, $20 million, $34 million, $43 million, and $55 million, respectively, of average purchased credit card relationships.

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

Year ended December 31,
dollars in millions		2019	2018	2017	2016	2015
Cash efficiency ratio
Noninterest expense (GAAP)		$3,901	$3,975	$4,098	$3,756	$2,840
Less:	Intangible asset amortization (GAAP)	89	99	95	55	36
Adjusted noninterest expense (non-GAAP)		$3,812	$3,876	$4,003	$3,701	$2,804

Net interest income (GAAP)		$3,909	$3,909	$3,777	$2,919	$2,348
Plus:	TE adjustment	32	31	53	34	28
Noninterest income (GAAP)		2,459	2,515	2,478	2,071	1,880
Total TE revenue (non-GAAP)		$6,400	$6,455	$6,308	$5,024	$4,256

Cash efficiency ratio (non-GAAP)		59.6%	60.0%	63.5%	73.7%	65.9%

Year ended December 31,
dollars in millions	2019
Common Equity Tier 1 under the Regulatory Capital Rules
Common Equity Tier 1 under current Regulatory Capital Rules	$12,356
Adjustments from current Regulatory Capital Rules to the fully phased-in Regulatory Capital Rules:
Deferred tax assets and other intangible assets (a)	—
Common Equity Tier 1 anticipated under the fully phased-in Regulatory Capital Rules (b)	$12,356

Net risk-weighted assets under current Regulatory Capital Rules	$130,865
Adjustments from current Regulatory Capital Rules to the fully phased-in Regulatory Capital Rules:
Mortgage servicing assets (c)	878
Deferred tax assets	171
All other assets	—
Total risk-weighted assets anticipated under the fully phased-in Regulatory Capital Rules (b)	$131,914

Common Equity Tier 1 ratio under the fully phased-in Regulatory Capital Rules (b)	9.37%

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
Fourth Quarter Results
Figure 35 shows our financial performance for each of the past eight quarters. Highlights of our results for the fourth quarter of 2019 are summarized below.
Earnings
Our fourth quarter net income from continuing operations attributable to Key common shareholders was $439 million, or $.45 per diluted Common Share, compared to $459 million, or $.45 per diluted Common Share, for the fourth quarter of 2018.
On an annualized basis, our return on average total assets from continuing operations for the fourth quarter of 2019 was 1.27%, compared to 1.37% for the fourth quarter of 2018. The annualized return on average tangible common equity from continuing operations was 14.09% for the fourth quarter of 2019, compared to 16.40% for the year-ago quarter.

Net interest income

TE net interest income was $987 million for the fourth quarter of 2019, compared to TE net interest income of $1.0 billion for the fourth quarter of 2018. The decrease in net interest income reflects a lower net interest margin, driven by a decline in interest rates and slightly higher deposit costs. Additionally, purchase accounting accretion declined $8 million. These declines were partially offset by higher earning asset balances.

Noninterest income

Our noninterest income was $651 million for the fourth quarter of 2019, compared to $645 million for the year-ago quarter. The increase reflects higher operating lease income, as well as growth in corporate services income, driven by higher derivatives income. Investments made in Key's mortgage business continue to drive consumer mortgage income and mortgage servicing fees.

Noninterest expense

Our noninterest expense was $980 million for the fourth quarter of 2019, compared to $1.0 billion for the fourth quarter of 2018. The fourth quarter of 2019 included notable items of $22 million, which consist of a pension settlement charge of $18 million and professional fees related to a previously disclosed fraud loss of $4 million. The year-ago period included notable items of $41 million, which were efficiency-related expenses of $24 million and a pension settlement charge of $17 million. Excluding notable items, noninterest expense decreased by $13 million from the year-ago period, reflecting the successful implementation of Key's expense initiatives, which drove personnel expenses lower. These expenses were partially offset by Laurel Road acquisition expenses.

Provision for credit losses

Our provision for credit losses was $109 million for the fourth quarter of 2019, compared to $59 million for the fourth quarter of 2018. This increase was partially due to a pre-tax loss related to a previously disclosed fraud incident of $16 million. Our ALLL was $900 million, or .95% of total period-end loans, at December 31, 2019, compared to
.99% at December 31, 2018.

Net loan charge-offs for the fourth quarter of 2019 totaled $99 million, or .42% of average total loans. These results compare to $60 million, or .27%, for the fourth quarter of 2018. This increase was partially due to a previously disclosed fraud incident.

Income taxes

For the fourth quarter of 2019, we recorded a tax provision from continuing operations of $75 million, compared to a tax provision of $92 million for the fourth quarter of 2018. The provision included a tax benefit of $11 million related to the reversal of a valuation allowance against federal and state capital loss carryforwards acquired from First Niagara Financial Group utilized in the quarter. The effective tax rate for the fourth quarter of 2019 was 14.0%, compared to 15.9% for the same quarter one year ago.

Our federal tax expense and effective tax rate differ from the amount that would be calculated using the federal statutory tax rate; primarily from investments in tax-advantaged assets, such as corporate-owned life insurance, tax credits associated with investments in low-income housing projects and energy related projects, and periodic adjustments to our tax reserves as described in Note 14 (“Income Taxes”).

Figure 35. Selected Quarterly Financial Data

	2019 Quarters				2018 Quarters
dollars in millions, except per share amounts	Fourth	Third	Second	First	Fourth	Third	Second	First
FOR THE PERIOD
Interest income	$1,285	$1,317	$1,329	$1,304	$1,297	$1,239	$1,205	$1,137
Interest expense	306	345	348	327	297	253	226	193
Net interest income	979	972	981	977	1,000	986	979	944
Provision for credit losses	109	200	74	62	59	62	64	61
Noninterest income	651	650	622	536	645	609	660	601
Noninterest expense	980	939	1,019	963	1,012	964	993	1,006
Income (loss) from continuing operations before income taxes	541	483	510	488	574	569	582	478
Income (loss) from continuing operations attributable to Key	466	413	423	406	482	482	479	416
Income (loss) from discontinued operations, net of taxes	3	3	2	1	2	—	3	2
Net income (loss) attributable to Key	469	416	425	407	484	482	482	418
Income (loss) from continuing operations attributable to Key common shareholders	439	383	403	386	459	468	464	402
Income (loss) from discontinued operations, net of taxes	3	3	2	1	2	—	3	2
Net income (loss) attributable to Key common shareholders	442	386	405	387	461	468	467	404
PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.45	$.39	$.40	$.38	$.45	$.45	$.44	$.38
Income (loss) from discontinued operations, net of taxes	—	—	—	—	—	—	—	—
Net income (loss) attributable to Key common shareholders (a)	.45	.39	.40	.38	.45	.45	.44	.38
Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	.45	.38	.40	.38	.45	.45	.44	.38
Income (loss) from discontinued operations, net of taxes — assuming dilution	—	—	—	—	—	—	—	—
Net income (loss) attributable to Key common shareholders — assuming dilution (a)	.45	.39	.40	.38	.45	.45	.44	.38
Cash dividends paid	.185	.185	.17	.17	.17	.17	.12	.105
Book value at period end	15.54	15.44	15.07	14.31	13.90	13.33	13.29	13.07
Tangible book value at period end	12.56	12.48	12.12	11.55	11.14	10.59	10.59	10.35
Weighted-average Common Shares outstanding (000)	973,450	988,319	999,163	1,006,717	1,018,614	1,036,479	1,052,652	1,056,037
Weighted-average Common Shares and potential Common Shares outstanding (000) (b)	984,361	998,328	1,007,964	1,016,504	1,030,417	1,049,976	1,065,793	1,071,786
AT PERIOD END
Loans	$94,646	$92,760	$91,937	$90,178	$89,552	$89,268	$88,222	$88,089
Earning assets	130,807	132,160	130,213	127,296	125,803	125,007	123,472	122,961
Total assets	144,988	146,691	144,545	141,515	139,613	138,805	137,792	137,049
Deposits	111,870	111,649	109,946	108,175	107,309	105,780	104,548	104,751
Long-term debt	12,448	14,470	14,312	14,168	13,732	13,849	13,853	13,749
Key common shareholders’ equity	15,138	15,216	15,069	14,474	14,145	13,758	14,075	13,919
Key shareholders’ equity	17,038	17,116	16,969	15,924	15,595	15,208	15,100	14,944
PERFORMANCE RATIOS — FROM CONTINUING OPERATIONS
Return on average total assets	1.27%	1.14%	1.19%	1.18%	1.37%	1.40%	1.41%	1.25%
Return on average common equity	11.40	9.99	10.94	10.98	13.07	13.36	13.29	11.76
Return on average tangible common equity (c)	14.09	12.38	13.69	13.69	16.40	16.81	16.73	14.89
Net interest margin (TE)	2.98	3.00	3.06	3.13	3.16	3.18	3.19	3.15
Cash efficiency ratio (c)	58.7	56.0	61.9	61.9	59.9	58.7	58.8	62.9
PERFORMANCE RATIOS — FROM CONSOLIDATED OPERATIONS
Return on average total assets	1.27%	1.14%	1.19%	1.17%	1.37%	1.39%	1.40%	1.24%
Return on average common equity	11.48	10.07	11.00	11.01	13.13	13.36	13.37	11.82
Return on average tangible common equity (c)	14.19	12.48	13.75	13.72	16.47	16.81	16.84	14.97
Net interest margin (TE)	2.97	2.98	3.05	3.12	3.14	3.16	3.17	3.13
Loan to deposit (d)	86.6	85.3	86.1	86.1	85.6	87.0	86.9	86.9
CAPITAL RATIOS AT PERIOD END
Key shareholders’ equity to assets	11.75%	11.67%	11.74%	11.25%	11.17%	10.96%	10.96%	10.90%
Key common shareholders’ equity to assets	10.47	10.40	10.46	10.25	10.15	9.93	10.21	10.16
Tangible common equity to tangible assets (c)	8.64	8.58	8.59	8.43	8.30	8.05	8.32	8.22
Common Equity Tier 1	9.44	9.48	9.57	9.81	9.93	9.95	10.13	9.99
Tier 1 risk-based capital	10.86	10.91	11.01	10.94	11.08	11.11	10.95	10.82
Total risk-based capital	12.79	12.90	13.03	12.98	12.89	12.99	12.83	12.73
Leverage	9.88	9.93	10.00	9.89	9.89	10.03	9.87	9.76
TRUST ASSETS
Assets under management	$40,833	$39,416	$38,942	$38,742	$36,775	$40,575	$39,663	$39,003
OTHER DATA
Average full-time-equivalent employees	16,537	16,898	17,206	17,554	17,664	18,150	18,376	18,540
Branches	1,098	1,101	1,102	1,158	1,159	1,166	1,177	1,192

(a)	EPS may not foot due to rounding.

(b)	Assumes conversion of Common Share options and other stock awards and/or convertible preferred stock, as applicable.

(c)
See Figure 36 entitled “Selected Quarterly GAAP to Non-GAAP Reconciliations,” which presents the computations of certain financial measures related to “tangible common equity,” and “cash efficiency.” The table reconciles the GAAP performance measures to the corresponding non-GAAP measures, which provides a basis for period-to-period comparisons.

(d)	Represents period-end consolidated total loans and loans held for sale divided by period-end consolidated total deposits.

Figure 36. Selected Quarterly GAAP to Non-GAAP Reconciliations

		2019 Quarters				2018 Quarters
dollars in millions		Fourth	Third	Second	First	Fourth	Third	Second	First
Tangible common equity to tangible assets at period end
Key shareholders’ equity (GAAP)		$17,038	$17,116	$16,969	$15,924	$15,595	$15,208	$15,100	$14,944
Less:	Intangible assets (a)	2,910	2,928	2,952	2,804	2,818	2,838	2,858	2,902
	Preferred Stock (b)	1,856	1,856	1,856	1,421	1,421	1,421	1,009	1,009
	Tangible common equity (non-GAAP)	$12,272	$12,332	$12,161	$11,699	$11,356	$10,949	$11,233	$11,033
Total assets (GAAP)		$144,988	$146,691	$144,545	$141,515	$139,613	$138,805	$137,792	$137,049
Less:	Intangible assets (a)	2,910	2,928	2,952	2,804	2,818	2,838	2,858	2,902
	Tangible assets (non-GAAP)	$142,078	$143,763	$141,593	$138,711	$136,795	$135,967	$134,934	$134,147
Tangible common equity to tangible assets ratio (non-GAAP)		8.64%	8.58%	8.59%	8.43%	8.30%	8.05%	8.32%	8.22%
Average tangible common equity
Average Key shareholders’ equity (GAAP)		$17,178	$17,113	$16,531	$15,702	$15,384	$15,210	$15,032	$14,889
Less:	Intangible assets (average) (c)	2,919	2,942	2,959	2,813	2,828	2,848	2,883	2,916
	Preferred Stock (average)	1,900	1,900	1,762	1,450	1,450	1,316	1,025	1,025
	Average tangible common equity (non-GAAP)	$12,359	$12,271	$11,810	$11,439	$11,106	$11,046	$11,124	$10,948
Return on average tangible common equity from continuing operations
Net income (loss) from continuing operations attributable to Key common shareholders (GAAP)		$439	$383	$403	$386	$459	$468	$464	$402
Average tangible common equity (non-GAAP)		12,359	12,271	11,810	11,439	11,106	11,046	11,124	10,948
Return on average tangible common equity from continuing operations (non-GAAP)		14.09%	12.38%	13.69%	13.69%	16.40%	16.81%	16.73%	14.89%
Return on average tangible common equity consolidated
Net income (loss) attributable to Key common shareholders (GAAP)		$442	$386	$405	$387	$461	$468	$467	$404
Average tangible common equity (non-GAAP)		12,359	12,271	11,810	11,439	11,106	11,046	11,124	10,948
Return on average tangible common equity consolidated (non-GAAP)		14.19%	14.19%	14.19%	14.19%	14.19%	14.19%	14.19%	14.97%
Cash efficiency ratio
Noninterest expense (GAAP)		$980	$939	$1,019	$963	$1,012	$964	$993	$1,006
Less:	Intangible asset amortization (GAAP)	19	26	22	22	22	23	25	29
	Adjusted noninterest expense (non-GAAP)	$961	$913	$997	$941	$990	$941	$968	$977

Net interest income (GAAP)		$979	$972	$981	$977	$1,000	$986	$979	$944
Plus:	TE adjustment	8	8	8	8	8	7	8	8
	Noninterest income (GAAP)	651	650	622	536	645	609	660	601
	Total TE revenue (non-GAAP)	$1,638	$1,630	$1,611	$1,521	$1,653	$1,602	$1,647	$1,553

Cash efficiency ratio (non-GAAP)		58.7%	56.0%	61.9%	61.9%	59.9%	58.7%	58.8%	62.9%

(a)
For the three months ended December 31, 2019, September 30, 2019, June 30, 2019, and March 31, 2019, intangible assets exclude $7 million, $9 million, $10 million, and $12 million, respectively, of period-end purchased credit card relationships. For the three months ended December 31, 2018, September 30, 2018, June 30, 2018, and March 31, 2018, intangible assets exclude $14 million, $17 million, $20 million, and $23 million, respectively, of period-end purchased credit card relationships.

(b)	Net of capital surplus.

(c)
For the three months ended December 31, 2019, September 30, 2019, June 30, 2019, and March 31, 2019, average intangible assets exclude $8 million, $9 million, $11 million, and $13 million, respectively, of average purchased credit card relationships. For the three months ended December 31, 2018, September 30, 2018, June 30, 2018, and March 31, 2018, average intangible assets exclude $15 million, $18 million, $21 million, and $24 million, respectively, of average purchased credit card relationships.

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
Since our loss rates are applied to large pools of loans, even minor changes in the level of estimated losses can significantly affect management’s determination of the appropriate ALLL because those changes must be applied across a large portfolio. To illustrate, an increase in estimated losses equal to one-tenth of one percent of our consumer loan portfolio as of December 31, 2019, would indicate the need for a $27 million increase in the ALLL. The same increase in estimated losses for the commercial loan portfolio would result in a $68 million increase in the ALLL. Such adjustments to the ALLL can materially affect financial results. Following the above examples, a $27 million increase in the consumer loan portfolio allowance would have reduced our earnings on an after-tax basis by approximately $20 million, or $.02 per Common Share; a $68 million increase in the commercial loan portfolio allowance would have reduced earnings on an after-tax basis by approximately $52 million, or $.05 per Common Share.
Our accounting policy related to the ALLL is disclosed in Note 1 under the heading “Allowance for Loan and Lease Losses.” As described in Note 1, (“Summary of Significant Accounting Policies”), on January 1, 2020, we adopted ASC 326, Financial Instruments — Credit Losses, and as such, an expected credit loss methodology, specifically current expected credit losses for the remaining life of our loans and leases, will be used to estimate the appropriate level of the ALLL.
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
See Note 1 under the heading “Fair Value Measurements” and Note 6 (“Fair Value Measurements”) for a detailed discussion of determining fair value, including pricing validation processes.

Goodwill

The valuation and testing methodologies used in our analysis of goodwill impairment are summarized in Note 1 under the heading “Goodwill and Other Intangible Assets.” Although accounting guidance permits an entity to first assess qualitative factors to determine whether additional goodwill impairment testing is required, Key chose to utilize the quantitative approach in 2019.

The quantitative approach is a two step goodwill impairment test. The first step in goodwill impairment testing is to determine the fair value of each reporting unit. The amount of capital being allocated to our reporting units as a proxy for the carrying value is based on risk-based regulatory capital requirements. Fair values are estimated using an equal combination of market and income approaches. The market approach incorporates comparable public company multiples along with data related to recent merger and acquisition activity. The income approach consists of discounted cash flow modeling that utilizes internal forecasts and various other inputs and assumptions. A multi-year internal forecast is prepared for each reporting unit and a terminal growth rate is estimated for each one based on market expectations of inflation and economic conditions in the financial services industry. Earnings projections for each reporting unit are adjusted for after tax cost savings expected to be realized by a market participant. The discount rate applied to our cash flows is derived from the CAPM. The buildup to the discount rate includes a risk-free rate, 5-year adjusted beta based on peer companies, a market equity risk premium, a size premium and a company specific risk premium. The discount rates differ between our reporting units as they have varying levels of risk. A sensitivity analysis is typically performed on key assumptions, such as the discount rates and cost savings estimates.

If the fair value determined in step 1 is greater than the carrying value, then the reporting unit's goodwill is deemed not to be impaired. If the fair value is less than the carrying value, then the second step is performed, which measures the amount of impairment by comparing the carrying amount of goodwill to its implied fair value. The second step of the goodwill impairment test was not required in 2019. Effective January 1, 2020, upon the adoption of ASU 2017-04, the second step of the goodwill impairment test was eliminated.

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
Contingent liabilities, guarantees and income taxes
Note 22 (“Commitments, Contingent Liabilities, and Guarantees”) summarizes contingent liabilities arising from litigation and contingent liabilities arising from guarantees in various agreements with third parties under which we are a guarantor, and the potential effects of these items on the results of our operations. We record a liability for the fair value of the obligation to stand ready to perform over the term of a guarantee, but there is a risk that our actual future payments in the event of a default by the guaranteed party could exceed the recorded amount. See Note 22 (“Commitments, Contingent Liabilities, and Guarantees”) for a comparison of the liability recorded and the maximum potential undiscounted future payments for the various types of guarantees that we had outstanding at December 31, 2019.
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
Additionally, we conduct quarterly assessments that determine the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded. The available evidence used in connection with these assessments includes a history of pretax income, projected future taxable income, potential tax-planning strategies, and projected future reversals of deferred tax liabilities. These assessments are subjective and may change. Based on these criteria, and all available positive and negative evidence, we establish a valuation allowance for deferred tax assets when we are unable to conclude it is more likely than not that they will be realized. However, if our assessments prove incorrect, they could have a material adverse effect on our results of operations in the period in which they occur. For further information on our accounting for income taxes, see Note 1 (“Summary of Significant Accounting Policies”) and Note 14 (“Income Taxes”).
During 2019, we did not significantly alter the manner in which we applied our critical accounting policies or developed related assumptions and estimates.

Accounting and reporting developments

Accounting guidance pending adoption at December 31, 2019

Standard	Required Adoption	Description	Effect on Financial Statements or Other Significant Matters
ASU 2019-12, Simplifying the Accounting for Income Taxes	January 1, 2021 Early adoption is permitted
This ASU simplifies the accounting for income taxes by removing certain exceptions to the existing guidance, such as exceptions related to the incremental approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss and the recognition of deferred tax liabilities when a foreign subsidiary becomes an equity method investment and when a foreign equity method investment becomes a subsidiary.

Along with general improvements, it adds simplifications related to franchise taxes, the tax basis of goodwill and the method for recognizing an enacted change in tax laws. The guidance also specifies that an entity is not required to allocate the consolidated amount of certain tax expense to a legal entity not subject to tax in its own separate financial statements.

The guidance should be applied on either a retrospective, modified retrospective or prospective basis depending on the amendment.
The adoption of this accounting guidance is not expected to have a material effect on our financial condition or results of operations.
ASU 2020-01, Clarifying the Interactions between Topic 321,Investments—Equity Securities; Topic 323, Investments— Equity Method and Joint Ventures; and Topic 815, Derivatives and Hedging	January 1, 2021 Early adoption is permitted
This guidance clarifies that when applying the measurement alternative in Topic 321, companies should consider certain observable transactions that require the application or discontinuance of the equity method under Topic 323.

It also clarifies that companies should not consider whether the underlying securities in certain forward contracts and purchased options would be accounted for under the equity method or fair value option when determining the method of accounting for those contracts.

This guidance should be applied on a prospective basis.

The adoption of this accounting guidance is not expected to have a material effect on our financial condition or results of operations.

European Sovereign and Non-Sovereign Debt Exposures

Our total European sovereign and non-sovereign debt exposure is presented in Figure 37.
Figure 37. European Sovereign and Non-Sovereign Debt Exposures

December 31, 2019	Short- and Long- Term Commercial Total (a)	Foreign Exchange and Derivatives with Collateral (b)	Net Exposure
in millions
France:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	$2	—	$2
Total	2	—	2
Germany:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	38	—	38
Total	38	—	38
Italy:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	4	—	4
Total	4	—	4
Luxembourg:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	8	—	8
Total	8	—	8
Switzerland:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	—	—	—
Total	—	—	—
United Kingdom:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	$282	282
Non-sovereign non-financial institutions	1	—	1
Total	1	282	283
Total Europe:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	282	282
Non-sovereign non-financial institutions	53	—	53
Total	$53	$282	$335

(a)	Represents our outstanding leases.

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

We are responsible for establishing and maintaining a system of internal control that is designed to protect our assets and the integrity of our financial reporting as defined in the Securities Exchange Act of 1934, as amended. This corporate-wide system of controls includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Corporation; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles, and that receipts and expenditures of the Corporation are made only in accordance with authorizations of management and directors of the Corporation; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Corporation’s assets that could have a material effect on the consolidated financial statements. All employees are required to comply with our code of ethics. We conduct an annual certification process to ensure that our employees meet this obligation. Although any system of internal control can be compromised by human error or intentional circumvention of required procedures, we believe our system provides reasonable assurance that financial transactions are recorded and reported properly, providing an adequate basis for reliable financial statements.

During 2019, the Audit Committee of the Board of Directors met regularly with Management, internal audit, and the independent registered public accounting firm, Ernst & Young LLP, to review the scope of their audits and to discuss the evaluation of internal accounting controls and financial reporting matters. The independent registered public accounting firm and the internal auditors have free access to, and meet confidentially with, the audit committee to discuss appropriate matters. Also, the Corporation maintains a Disclosure Review Committee. This committee’s purpose is to design and maintain disclosure controls and procedures to ensure that material information relating to the financial and operating condition of the Corporation is properly reported to its Chief Executive Officer, Chief Financial Officer, General Auditor, and the Audit Committee of the Board of Directors in connection with the preparation and filing of periodic reports and the certification of those reports by the Chief Executive Officer and the Chief Financial Officer.

Management’s Assessment of Internal Control over Financial Reporting

Management assessed, with participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control and procedures over financial reporting using criteria described in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that assessment, we believe we maintained an effective system of internal control over financial reporting as of December 31, 2019.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Corporation's internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their accompanying report dated February 26, 2020.

Beth E. Mooney
Chairman and Chief Executive Officer
Donald R. Kimble
Chief Financial Officer

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

Opinion on Internal Control over Financial Reporting

We have audited KeyCorp’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, KeyCorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of KeyCorp as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes of KeyCorp and our report dated February 26, 2020 expressed an unqualified opinion thereon.

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
February 26, 2020

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of KeyCorp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of KeyCorp (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Allowance for Loan and Lease Losses
Description of the matter
The Company’s loan and lease portfolio totaled $94.6 billion as of December 31, 2019 and the associated allowance for loan and lease losses (ALLL) was $900 million. As discussed in Note 1 and 5 of the financial statements, the ALLL represents management’s estimate of incurred credit losses inherent in the loan portfolio at the balance sheet date. Management estimates the ALLL by applying expected loss rates derived from a statistical analysis of historical default and loss severity experience to existing loans with similar characteristics. The ALLL also considers adjustments to reflect management’s assessment of qualitative factors that may not be measured in the statistical analysis of expected losses, including external factors, along with Company and portfolio specific factors.

Auditing management’s ALLL is complex and involves a high degree of subjectivity due to the judgment required in evaluating management’s determination of the qualitative external, Company and portfolio specific factor adjustments to the ALLL described above.

How we addressed the matter in our audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s ALLL process, including controls over the appropriateness of the ALLL methodology, the reliability and accuracy of data used to support qualitative factor adjustments to the ALLL, and management’s review and approval process over qualitative factor adjustments to the ALLL.

To test the qualitative factor adjustments, our audit procedures included, among others, assessing management’s methodology and considering whether relevant risks were reflected in the modeled provision and whether adjustments to modeled calculations were appropriate. We tested the underlying data used to estimate the qualitative adjustments to determine whether it was accurate, complete and relevant. We evaluated whether qualitative adjustments were reasonable based on changes in the loan portfolio and changes in management’s policies, procedures and lending personnel. For example, we evaluated concentrations of credit by testing the completeness and accuracy of underlying source data utilized by management and independently comparing concentrations to loan portfolio information. We also assessed whether qualitative adjustments were consistent with publicly available information (e.g. macroeconomic and peer bank data). Further, we performed an independent search for the existence of new or contrary information relating to risks impacting the qualitative factor adjustments to validate that management’s considerations are appropriate.

We have served as KeyCorp’s auditor since 1994.
Cleveland, Ohio
February 26, 2020

Consolidated Balance Sheets

December 31,
in millions, except per share data	2019	2018
ASSETS
Cash and due from banks	$732	$678
Short-term investments	1,272	2,562
Trading account assets	1,040	849
Securities available for sale	21,843	19,428
Held-to-maturity securities (fair value: $10,116 and $11,122)	10,067	11,519
Other investments	605	666
Loans, net of unearned income of $603 and $678	94,646	89,552
Allowance for loan and lease losses	(900)	(883)
Net loans	93,746	88,669
Loans held for sale (a)	1,334	1,227
Premises and equipment	814	882
Goodwill	2,664	2,516
Other intangible assets	253	316
Corporate-owned life insurance	4,233	4,171
Accrued income and other assets	5,494	5,030
Discontinued assets	891	1,100
Total assets	$144,988	$139,613
LIABILITIES
Deposits in domestic offices:
NOW and money market deposit accounts	$66,714	$59,918
Savings deposits	4,651	4,854
Certificates of deposit ($100,000 or more)	6,598	7,913
Other time deposits	5,054	5,332
Total interest-bearing deposits	83,017	78,017
Noninterest-bearing deposits	28,853	29,292
Total deposits	111,870	107,309
Federal funds purchased and securities sold under repurchase agreements	387	319
Bank notes and other short-term borrowings	705	544
Accrued expense and other liabilities	2,540	2,113
Long-term debt	12,448	13,732
Total liabilities	127,950	124,017
EQUITY
Preferred stock	1,900	1,450
Common Shares, $1 par value; authorized 2,100,000,000 and 1,400,000,000 shares; issued 1,256,702,081 and 1,256,702,081 shares	1,257	1,257
Capital surplus	6,295	6,331
Retained earnings	12,469	11,556
Treasury stock, at cost (279,513,530 and 237,198,944 shares)	(4,909)	(4,181)
Accumulated other comprehensive income (loss)	26	(818)
Key shareholders’ equity	17,038	15,595
Noncontrolling interests	—	1
Total equity	17,038	15,596
Total liabilities and equity	$144,988	$139,613

(a)	Total loans held for sale include Real estate — residential mortgage loans held for sale at fair value of $140 million at December 31, 2019, and $54 million at December 31, 2018.
See notes to Consolidated Financial Statements

Consolidated Statements of Income

Year ended December 31,
dollars in millions, except per share amounts	2019	2018	2017
INTEREST INCOME
Loans	$4,267	$4,023	$3,677
Loans held for sale	63	66	52
Securities available for sale	537	409	369
Held-to-maturity securities	262	284	222
Trading account assets	32	29	27
Short-term investments	61	46	26
Other investments	13	21	17
Total interest income	5,235	4,878	4,390
INTEREST EXPENSE
Deposits	853	517	278
Federal funds purchased and securities sold under repurchase agreements	2	11	1
Bank notes and other short-term borrowings	17	21	15
Long-term debt	454	420	319
Total interest expense	1,326	969	613
NET INTEREST INCOME	3,909	3,909	3,777
Provision for credit losses	445	246	229
Net interest income after provision for credit losses	3,464	3,663	3,548
NONINTEREST INCOME
Trust and investment services income	475	499	535
Investment banking and debt placement fees	630	650	603
Service charges on deposit accounts	337	349	357
Operating lease income and other leasing gains	162	89	96
Corporate services income	236	233	219
Cards and payments income	275	270	287
Corporate-owned life insurance income	136	137	131
Consumer mortgage income	46	30	26
Mortgage servicing fees	94	82	71
Other income(a)	68	176	153
Total noninterest income	2,459	2,515	2,478
NONINTEREST EXPENSE
Personnel	2,250	2,309	2,278
Net occupancy	293	308	331
Computer processing	214	210	225
Business services and professional fees	186	184	192
Equipment	100	105	114
Operating lease expense	123	120	92
Marketing	96	102	120
FDIC assessment	31	72	82
Intangible asset amortization	89	99	95
OREO expense, net	13	6	11
Other expense	506	460	558
Total noninterest expense	3,901	3,975	4,098
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,022	2,203	1,928
Income taxes	314	344	637
INCOME (LOSS) FROM CONTINUING OPERATIONS	1,708	1,859	1,291
Income (loss) from discontinued operations	9	7	7
NET INCOME (LOSS)	1,717	1,866	1,298
Less: Net income (loss) attributable to noncontrolling interests	—	—	2
NET INCOME (LOSS) ATTRIBUTABLE TO KEY	$1,717	$1,866	$1,296
Income (loss) from continuing operations attributable to Key common shareholders	$1,611	$1,793	$1,219
Net income (loss) attributable to Key common shareholders	1,620	1,800	1,226
Per Common Share:
Income (loss) from continuing operations attributable to Key common shareholders	$1.62	$1.72	$1.13
Income (loss) from discontinued operations, net of taxes	.01	.01	.01
Net income (loss) attributable to Key common shareholders (b)	1.63	1.73	1.14
Per Common Share — assuming dilution:
Income (loss) from continuing operations attributable to Key common shareholders	$1.61	$1.70	$1.12
Income (loss) from discontinued operations, net of taxes	.01	.01	.01
Net income (loss) attributable to Key common shareholders (b)	1.62	1.71	1.13
Cash dividends declared per Common Share	$.71	$.565	$.38
Weighted-average Common Shares outstanding (000)	992,091	1,040,890	1,072,078
Effect of convertible preferred stock	—	—	—
Effect of Common Share options and other stock awards	10,163	13,792	16,515
Weighted-average Common Shares and potential Common Shares outstanding (000)(c)	1,002,254	1,054,682	1,088,593

(a)
Net securities gains (losses) totaled $20 million for the year ended December 31, 2019, less than $1 million for the year ended December 31, 2018, and $1 million for the year ended December 31, 2017. For 2019, 2018, and 2017, we did not have any impairment losses related to securities.

(b)	EPS may not foot due to rounding.

(c)	Assumes conversion of Common Share options and other stock awards and/or convertible preferred stock, as applicable.
See Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

Year ended December 31,
in millions	2019	2018	2017
Net income (loss)	$1,717	$1,866	$1,298
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale, net of income taxes of $(151), ($19), and $13	488	(62)	(126)
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of $(93), $11, and ($19)	300	36	(72)
Foreign currency translation adjustments, net of income taxes of $(4), $11, and $9	14	(23)	12
Net pension and postretirement benefit costs, net of income taxes of $(13), $3, and $80	42	10	(52)
Total other comprehensive income (loss), net of tax	844	(39)	(238)
Comprehensive income (loss)	2,561	1,827	1,060
Less: Comprehensive income attributable to noncontrolling interests	—	—	2
Comprehensive income (loss) attributable to Key	$2,561	$1,827	$1,058

See Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Equity

	Key Shareholders’ Equity
dollars in millions, except per share amounts	Preferred Shares Outstanding (000)	Common Shares Outstanding (000)	Preferred Stock	Common Shares	Capital Surplus	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
BALANCE AT DECEMBER 31, 2016	17,421	1,079,314	$1,665	$1,257	$6,385	$9,378	$(2,904)	$(541)	—
Net income (loss)						1,296			$2
Other comprehensive income (loss)								(238)
Reclassification of tax effects in AOCI resulting from the new federal corporate income tax rate						141
Deferred compensation					16
Cash dividends declared
Common shares ($.38 per share)						(410)
Series A Preferred Stock ($1.9375 per share)						(6)
Series C Preferred Stock ($.539063 per share)						(7)
Series D Preferred Stock ($50.00 per depositary share)						(26)
Series E Preferred Stock ($1.544012 per depositary share)						(31)
Open market Common Share repurchases		(36,140)					(665)
Employee equity compensation program Common Share repurchases		(3,520)					(65)
Series A Preferred Stock exchanged for Common Shares	(2,900)	20,568	(290)		(49)		338
Redemption of Series C Preferred Stock	(14,000)		(350)
Common Shares reissued (returned) for stock options and other employee benefit plans		8,862			(17)		146
Net contribution from (distribution to) noncontrolling interests									—
BALANCE AT DECEMBER 31, 2017	521	1,069,084	1,025	1,257	6,335	10,335	(3,150)	(779)	2
Cumulative effect from changes in accounting principle (a)						(2)
Other reclassification of AOCI						13
Net income (loss)						1,866			—
Other comprehensive income (loss)								(39)
Deferred compensation					21
Cash dividends declared
Common Shares ($.565 per share)						(590)
Series D Preferred Stock ($50.00 per depositary share)						(26)
Series E Preferred Stock ($1.531252 per depositary share)						(31)
Series F Preferred Stock ($.529688 per depositary share)						(9)
Issuance of Series F Preferred Stock	425		425		(13)
Open market Common Share repurchases		(54,006)					(1,098)
Employee equity compensation program Common Share repurchases		(2,286)					(47)
Common Shares reissued (returned) for stock options and other employee benefit plans		6,711			(12)		114
Net contribution from (distribution to) noncontrolling interests									(1)
BALANCE AT DECEMBER 31, 2018	946	1,019,503	1,450	1,257	6,331	11,556	(4,181)	(818)	1
Net income (loss)						1,717			—
Other comprehensive income (loss)								844
Deferred compensation					9
Cash dividends declared
Common Shares ($.71 per share)						(707)
Series D Preferred Stock ($50.00 per depositary share)						(26)
Series E Preferred Stock ($1.531252 per depositary share)						(31)
Series F Preferred Stock ($1.4125 per depositary share)						(24)
Series G Preferred Stock ($.882813 per depositary share)						(16)
Issuance of Series G Preferred Stock	450		450		(15)
Open market Common Share repurchases		(48,347)					(835)
Employee equity compensation program Common Share repurchases		(1,901)			(2)		(33)
Common Shares reissued (returned) for stock options and other employee benefit plans		7,934			(28)		140
Net contribution from (distribution to) noncontrolling interests									(1)
BALANCE AT DECEMBER 31, 2019	1,396	977,189	$1,900	$1,257	$6,295	$12,469	$(4,909)	$26	—

(a)	Includes the impact of implementing ASU 2014-09, ASU 2016-01, and ASU 2017-12
See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

Year ended December 31,
in millions	2019	2018	2017
OPERATING ACTIVITIES
Net income (loss)	$1,717	$1,866	$1,298
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for credit losses	445	246	229
Depreciation and amortization expense, net	241	382	407
Accretion of acquired loans	50	86	203
Increase in cash surrender value of corporate-owned life insurance	(121)	(117)	(119)
Stock-based compensation expense	96	99	100
FDIC reimbursement (payments), net of FDIC expense	—	(10)	(3)
Deferred income taxes (benefit)	53	98	303
Proceeds from sales of loans held for sale	11,980	14,019	11,963
Originations of loans held for sale, net of repayments	(11,704)	(13,948)	(11,846)
Net losses (gains) from sale of loans held for sale	(188)	(183)	(181)
Net losses (gains) and writedown on OREO	7	—	5
Net losses (gains) on leased equipment	(17)	41	3
Net losses (gains) on sales of fixed assets	(2)	9	24
Net securities losses (gains)	(20)	—	(1)
Net decrease (increase) in trading account assets	(191)	(13)	31
Gain on sale of KIBS	—	(83)	—
Other operating activities, net	560	14	(601)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,906	2,506	1,815
INVESTING ACTIVITIES
Cash received (used) in acquisitions, net of cash acquired	(185)	—	(144)
Proceeds from sale of KIBS	—	124	—
Net decrease (increase) in short-term investments, excluding acquisitions	1,290	1,885	(1,672)
Purchases of securities available for sale	(5,714)	(4,594)	(3,002)
Proceeds from sales of securities available for sale	362	—	915
Proceeds from prepayments and maturities of securities available for sale	3,586	3,197	3,999
Proceeds from prepayments and maturities of held-to-maturity securities	1,477	1,558	1,797
Purchases of held-to-maturity securities	(22)	(1,242)	(3,398)
Purchases of other investments	(52)	(28)	(87)
Proceeds from sales of other investments	60	62	117
Proceeds from prepayments and maturities of other investments	56	40	4
Net decrease (increase) in loans, excluding acquisitions, sales, and transfers	(6,190)	(3,700)	(945)
Proceeds from sales of portfolio loans	399	204	183
Proceeds from corporate-owned life insurance	59	78	55
Purchases of premises, equipment, and software	(85)	(99)	(112)
Proceeds from sales of premises and equipment	18	2	—
Proceeds from sales of OREO	23	31	51
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(4,918)	(2,482)	(2,239)
FINANCING ACTIVITIES
Net increase (decrease) in deposits, excluding acquisitions	4,561	2,074	1,148
Net increase (decrease) in short-term borrowings	229	(148)	(1,299)
Net proceeds from issuance of long-term debt	2,129	2,306	2,852
Payments on long-term debt	(3,634)	(2,880)	(748)
Issuance of preferred shares	435	412	—
Repurchase of Common Shares	(835)	(1,098)	(664)
Employee equity compensation program Common Share repurchases	(33)	(47)	(66)
Redemption of Preferred Stock Series C	—	—	(350)
Net proceeds from reissuance of Common Shares	18	20	25
Cash dividends paid	(804)	(656)	(480)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,066	(17)	418
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	54	7	(6)
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	678	671	677
CASH AND DUE FROM BANKS AT END OF YEAR	$732	$678	$671

Additional disclosures relative to cash flows:
Interest paid	$1,251	$892	$598
Income taxes paid (refunded)	18	12	6
Noncash items:
Reduction of secured borrowing and related collateral	$5	20	$40
Loans transferred to portfolio from held for sale	157	24	105
Loans transferred to held for sale from portfolio	468	(33)	42
Loans transferred to other real estate owned	29	25	37
CMBS risk retentions	59	16	18
ABS risk retentions	12	—	—
See Notes to Consolidated Financial Statements.

1. Summary of Significant Accounting Policies

Organization

We are one of the nation’s largest bank-based financial services companies, providing deposit, lending, cash management, and investment services to individuals and small and medium-sized businesses through our subsidiary, KeyBank. We also provide a broad range of sophisticated corporate and investment banking products, such as merger and acquisition advice, public and private debt and equity, syndications, and derivatives to middle market companies in selected industries throughout the United States through our subsidiary, KBCM. As of December 31, 2019, KeyBank operated 1,098 full-service retail banking branches and 1,420 ATMs in 15 states, as well as additional offices, online and mobile banking capabilities, and a telephone banking call center. Additional information pertaining to our two major business segments, Consumer Bank and Commercial Bank, is included in Note 25 (“Business Segment Reporting”).

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

The consolidated financial statements also include the accounts of any voting rights entities in which we have a controlling financial interest and certain VIEs. In accordance with the applicable accounting guidance for consolidations, we consolidate a VIE if we have the power to direct activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. See Note 13 (“Variable Interest Entities”) for information on our involvement with VIEs.

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

We have considered the impact of subsequent events on these consolidated financial statements.

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

Sales-type leases are carried at the aggregate of the lease receivable, estimated unguaranteed residual values, and deferred initial direct fees and costs if certain criteria are met. Direct financing leases are carried at the aggregate of the lease receivable, estimated unguaranteed residual values, and deferred initial direct fees and costs, less unearned income. Unearned income on direct financing leases is amortized over the lease terms using a method approximating the interest method that produces a constant rate of return. Deferred initial direct fees and costs for both sales-type and direct financing leases are amortized over the lease terms as an adjustment to the yield.

The residual value component of a lease represents the fair value of the leased asset at the end of the lease term. Residual values are reviewed at least annually to determine if an other-than-temporary decline in value has occurred. In the event of such a decline, the residual value is adjusted to its fair value. Impairment charges are included in the “provision for credit losses” and net gains or losses on sales of lease residuals are included in “other income” on the income statement. Additional information pertaining to the value of lease residuals is provided in Note 10 (“Leases”).

Loans Held for Sale

Loans held for sale generally include certain residential and commercial mortgage loans, other commercial loans, and student loans. Loans are initially classified as held for sale when they are individually identified as being available for immediate sale and a formal plan exists to sell them. Loans held for sale are recorded at either fair value, if elected, or the lower of cost or fair value. Fair value is determined based on available market data for similar assets. When a loan is originated as held-for-sale, origination fees and costs are deferred but not amortized. Upon sale of the loans, deferred origination fees and costs are recognized as part of the calculated gain or loss on sale. Our commercial loans (including commercial mortgage and non-mortgage loans) and student loans, which we originated and intend to sell, are carried at the lower of aggregate cost or fair value. Subsequent declines in fair value for loans held for sale are recognized as a charge to “other income” on the income statement. Consumer real estate - residential mortgages loans have been elected to be carried at fair value. Subsequent increases and decreases in fair value for loans elected to be measured at fair value are recorded to “consumer mortgage income” on the income statement. Additional information regarding fair value measurements associated with our loans held for sale is provided in Note 6 (“Fair Value Measurements”).

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
Purchased Loans
Purchased performing loans that do not have evidence of deterioration in credit quality at acquisition are recorded at fair value at the acquisition date. Any premium or discount associated with purchased performing loans is recognized as interest income based on the effective yield method of amortization for term loans or the straight-line method of amortization for revolving loans. Subsequent to the purchase date, the methods utilized to estimate the required ALLL for these loans is similar to originated loans; however, we record a provision for loan and lease losses only when the required ALLL exceeds any remaining purchase discount at the product level.
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

We estimate the appropriate level of our ALLL by applying expected loss rates to existing loans with similar risk characteristics. Expected loss rates for commercial loans are derived from a statistical analysis of our historical default and loss severity experience. The analysis utilizes probability of default and loss given default to assign loan grades using our internal risk rating system. Our expected loss rates are reviewed quarterly and updated as necessary. As of December 31, 2019, the probability of default ratings was based on our default data and internal estimates for the period from January 2008 through October 2019, which encompasses the last downturn period as well as our more recent positive credit experience. We adjust expected loss rates based on calculated estimates of the average time period from initial loss indication to the initial loss recorded for an individual loan.

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
All inputs, whether observable or unobservable, are ranked in accordance with a prescribed fair value hierarchy that gives the highest ranking to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest ranking to unobservable inputs (Level 3). Fair values for Level 2 assets and liabilities are based on one or a combination of the following factors: (i) quoted market prices for similar assets or liabilities; (ii) observable inputs, such as interest rates or yield curves; or (iii) inputs derived principally from or corroborated by observable market data. The level in the fair value hierarchy ascribed to a fair value measurement in its entirety is based on the lowest level input that is significant to the measurement. Assets and liabilities may transfer between levels based on the observable and unobservable inputs used at the valuation date.
Assets and liabilities are recorded at fair value on a recurring or nonrecurring basis. Nonrecurring fair value adjustments are typically recorded as a result of the application of lower of cost or fair value accounting; or impairment. At a minimum, we conduct our valuations quarterly.
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
Held-to-maturity securities. Debt securities that we have the intent and ability to hold until maturity are classified as held-to-maturity and are carried at cost and adjusted for amortization of premiums and accretion of discounts using the interest method. This method produces a constant rate of return on the adjusted carrying amount. “Other securities” held in the held-to-maturity portfolio consist of foreign bonds and capital securities. If any of the value of a held-to-maturity security is determined to be unrecoverable, impairment will be recorded.
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
Derivatives and Hedging
All derivatives are recognized on the balance sheet at fair value in “accrued income and other assets” or “accrued expense and other liabilities.” The net increase or decrease in derivatives is included in “other operating activities, net” within the statement of cash flows. Accounting for changes in fair value (i.e., gains or losses) of derivatives differs depending on whether the derivative has been designated and qualifies as part of a hedge relationship, and on the type of hedge relationship. For derivatives that are not in a hedge relationship, any gain or loss, as well as any premium paid or received, is recognized immediately in earnings in “corporate services income” or “other income” on the income statement, depending whether the derivative is for customer accommodation or risk management, respectively. A derivative that is designated and qualifies as a hedging instrument must be designated as a fair value hedge, a cash flow hedge, or a hedge of a net investment in a foreign operation. Changes in the fair value of a hedging instrument are reflected in the same income statement line as the earnings effect of the change in fair value of the hedged item attributable to the hedged risk.
A fair value hedge is used to limit exposure to changes in the fair value of existing assets, liabilities, and commitments caused by changes in interest rates or other economic factors. The change in the fair value of an instrument designated as a fair value hedge is recorded in earnings at the same time as a change in fair value of the hedged item attributable to the hedged risk.
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
Loan Sales and Securitizations
We sell and at times may securitize loans and other financial assets. We recognize the sale and securitization of loans or other financial assets when the transferred assets are legally isolated from our creditors and the appropriate accounting criteria are met. When we securitize loans or other financial assets, we may retain a portion of the securities issued, including senior interests, subordinated interests, interest-only strips, servicing rights, and other interests, all of which are considered retained interests in the transferred assets. The interests are initially measured at fair value which is based on independent third party market prices or market prices for similar assets. If market prices are not available, fair value is estimated based on the present value of expected future cash flows using assumptions as to discount rates, interest rates, prepayment speeds, and credit losses. Loans sold or securitized are removed from the balance sheet and a net gain or loss is recognized in “other income” at the time of sale. Gains or losses recognized depend on the fair value of the loans sold and the retained interests at the date of sale.
Servicing Assets
We service commercial real estate and residential mortgage loans. Servicing assets and liabilities purchased or retained are initially measured at fair value and are recorded as a component of “accrued income and other assets” on the balance sheet. When no ready market value (such as quoted market prices, or prices based on sales or purchases of similar assets) is available to determine the fair value of servicing assets, fair value is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation is based on a number of assumptions, including the market cost of servicing, the discount rate, the prepayment rate, and the default rate.
We account for our servicing assets using the amortization method. The amortization of servicing assets is determined in proportion to, and over the period of, the estimated net servicing income and recorded in “mortgage servicing fees” on the income statement.
Servicing assets are evaluated quarterly for possible impairment. This process involves stratifying the assets based upon one or more predominant risk characteristics and determining the fair value of each class. The characteristics may include financial asset type, size, interest rate, date of origination, term and geographic location. If the evaluation indicates that the carrying amount of the servicing assets exceeds their fair value, the carrying amount is reduced by recording a charge to income in the amount of such excess and establishing a valuation reserve allowance. If impairment is determined to be other-than-temporary, a direct write-off of the carrying amount would be recorded. Additional information pertaining to servicing assets is included in Note 9 (“Mortgage Servicing Assets”).
Leases
For leases where Key is the lessee that have initial terms greater than one year, right-of-use assets and corresponding lease liabilities are reported on the balance sheet. Leases with an initial term of less than one year are not recorded on the balance sheet. Our leases where Key is the lessee are primarily classified as operating leases. Operating lease expense is recognized in "net occupancy" and "equipment"on a straight-line basis over the lease term. For additional information, see Note 10 (“Leases”).

Premises and Equipment
Premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation and amortization. We determine depreciation of premises and equipment using the straight-line method over the estimated useful lives of the particular assets. Leasehold improvements are amortized using the straight-line method over the shorter of their useful lives or terms of the leases. Premises and equipment are evaluated for impairment whenever events or circumstances indicate that the carrying value of the asset may not be recoverable.

Goodwill and Other Intangible Assets
Goodwill represents the amount by which the cost of net assets acquired in a business combination exceeds their fair value. Goodwill is assigned to reporting units as of the acquisition date based on the expected benefit to such reporting unit from the synergies of the business combination. Goodwill is not amortized. Goodwill is tested at the reporting unit level for impairment, at least annually as of October 1, or when indicators of impairment exist.
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

The amount of capital being allocated to our reporting units as a proxy for the carrying value is based on risk-based regulatory capital requirements. Fair values are estimated using an equal combination of market and income approaches. The market approach incorporates comparable public company multiples along with data related to recent merger and acquisition activity. The income approach consists of discounted cash flow modeling that utilizes internal forecasts and various other inputs and assumptions. A multi-year internal forecast is prepared for each reporting unit and a terminal growth rate is estimated for each one based on market expectations of inflation and economic conditions in the financial services industry. Earnings projections for reporting units are adjusted for after tax cost savings expected to be realized by a market participant. The discount rate applied to our cash flows is derived from the CAPM. The buildup to the discount rate includes a risk-free rate, 5-year adjusted beta based on peer companies, a market equity risk premium, a size premium and a company specific risk premium. The discount rates differ between our reporting units as they have different levels of risk. A sensitivity analysis is typically performed on key assumptions, such as the discount rates and cost savings estimates.
Other intangible assets with finite lives are amortized on either an accelerated or straight-line basis. We monitor for impairment indicators for goodwill and other intangible assets on a quarterly basis. Additional information pertaining to goodwill and other intangible assets is included in Note 12 (“Goodwill and Other Intangible Assets”).
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
Additional information regarding acquisitions is provided in Note 15 (“Acquisitions, Divestiture, and Discontinued Operations”).

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

Additional information regarding securities financing activities is included in Note 16 (“Securities Financing Activities”).
Contingencies and Guarantees
We recognize liabilities for the fair value of our obligations under certain guarantees issued. These liabilities are included in “accrued expense and other liabilities” on the balance sheet. If we receive a fee for a guarantee requiring liability recognition, the amount of the fee represents the initial fair value of the “stand ready” obligation. If there is no fee, the fair value of the stand ready obligation is determined using expected present value measurement techniques, unless observable transactions for comparable guarantees are available. The subsequent accounting for these stand ready obligations depends on the nature of the underlying guarantees. We account for our release from risk under a particular guarantee when the guarantee expires or is settled, or by a systematic and rational amortization method, depending on the risk profile of the guarantee.
Contingent liabilities may result from litigation, claims and assessments, loss or damage to Key. We recognize liabilities from contingencies when a loss is probable and can be reasonably estimated.
Additional information regarding contingencies and guarantees is included in Note 22 (“Commitments, Contingent Liabilities, and Guarantees”).
Revenue Recognition
We recognize revenues as they are earned based on contractual terms, as transactions occur, or as services are provided and collectability is reasonably assured. Our principal source of revenue is interest income from loans and investments. We also earn noninterest income from various banking and financial services offered through both the Commercial and Consumer banks.
Interest Income. The largest source of revenue for us is interest income. Interest income is primarily recognized on an accrual basis according to nondiscretionary formulas in written contracts, such as loan agreements or securities contracts.
Noninterest Income. We earn noninterest income through a variety of financial and transaction services provided to commercial and consumer clients. Revenue is recorded for noninterest income based on the contractual terms for the service or transaction performed. In certain circumstances, noninterest income is reported net of associated expenses.
Trust and Investment Services Income. Trust and investment services revenues include brokerage commissions trust and asset management commissions.
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

Investment Banking and Debt Placement Fees. Investment banking and debt placement fees primarily represent revenues earned by KeyBanc Capital Markets for various corporate services including advisory, debt placement and underwriting. Revenues for these services are recorded at a point in time, upon completion of a contractually identified transaction, or when an advisory opinion is provided. Investment banking and debt placement costs are reported on a gross basis within other expense on the income statement.
Service Charges on Deposit Accounts. Revenue from service charges on deposit accounts is earned through cash management, wire transfer, and other deposit-related services as well as overdraft, non-sufficient funds, account management and other deposit-related fees. Revenue is recognized for these services either over time, corresponding with deposit accounts’ monthly cycle, or at a point in time for transactional related services and fees. Certain reward costs are netted within revenues from service charges on deposits.
Corporate Services Income. Corporate services income includes various ancillary service revenue including letter of credit fees, loan fees, and certain capital market fees. Revenue from these fees is recorded in a manner that reflects the timing of when transactions occur, and as services are provided.
Cards and Payments income. Cards and payments income includes interchange fees from consumer credit and debit cards processed through card association networks, merchant services, and other card related services. Interchange rates are generally set by the credit card associations and based on purchase volumes and other factors. Interchange fees are recognized as transactions occur. Certain card network costs and reward costs are netted within interchange revenues. Merchant services income represents account management fees and transaction fees charged to merchants for the processing of card association network transactions. Merchant services revenue is recognized as transactions occur, or as services are performed.
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
We recognize compensation expense for stock-based, mandatory deferred incentive compensation awards using the accelerated method of amortization over a period of approximately 5 years (the current year performance period and a four-year vesting period, which generally starts in the first quarter following the performance period).
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

Income Taxes

Deferred tax assets and liabilities are determined based on temporary differences between financial statement asset and liability amounts and their respective tax bases, and are measured using enacted tax laws and rates that are expected to apply in the periods in which the deferred tax assets or liabilities are expected to be realized. Deferred tax assets are also recorded for any tax attributes, such as tax credit and net operating loss carryforwards. The net balance of deferred tax assets and liabilities is reported in “Accrued income and other assets” or “Accrued expense and other liabilities” in the consolidated balance sheets, as appropriate. Subsequent changes in the tax laws require adjustment to these assets and liabilities with the cumulative effect included in the provision for income taxes for the period in which the change is enacted. A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or all of the deferred tax asset will not be realized.

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

Accounting Guidance Adopted in 2020

Standard	Date of Adoption	Description	Effect on Financial Statements or Other Significant Matters
ASU 2016-13,
Measurement of
Credit Losses on Financial
Instruments

ASU 2018-19,
Codification
Improvements to Topic 326,
Financial
Instruments—
Credit Losses

ASU 2019-04,
Codification
Improvements to Topic 326,
Financial
Instruments—
Credit Losses

ASU 2019-05,
Financial
Instruments—
Credit Losses:
Targeted Transition Relief

ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses

ASU 2020-02, Financial Instruments—Credit Losses (Topic 326)— Amendments to SEC Paragraphs
January 1, 2020
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

On January 1, 2020, we adopted ASC 326, Financial Instruments-Credit Losses, using the modified retrospective method.

This new guidance affects the accounting for our loans, debt securities held to maturity and available for sale, and liabilities for credit losses on unfunded lending related commitments as well as purchased financial assets with a more-than insignificant amount of credit deterioration since origination.

Our cross-functional implementation team, including finance, credit, and modeling, has completed the development and testing of loss forecasting models, including establishment of macroeconomic forecasting methodologies and approaches to meet the requirements of the new guidance.

We completed parallel runs through the third and fourth quarters of 2019. We utilized a two-year reasonable and supportable forecast period for all portfolio segments and reverted to our historical loss experience outside of the forecast period over 1 year, leveraging historical macroeconomic variables.

Based on our expectations of macroeconomic forecasts and our loans and net investment in leases as of January 1, 2020, we expect the allowance for loan and lease losses to increase by approximately 20% to 25% as compared to our current reserve levels as a result of the adoption of this guidance. The estimated allowance for loan and lease losses on longer duration consumer loans and lines of credit is expected to more than triple to cover the full remaining expected life of loans and commitments. The estimated overall increase is offset by an expected decrease in the allowance for loan and lease losses for our shorter duration commercial loans and leases.

We do not expect to record an allowance for credit losses on available-for-sale or held-to-maturity debt securities as a result of the adoption of this guidance.

The allowance for credit losses to be recorded at the January 1, 2020 transition date may differ from our estimate due to finalization of certain accounting, reporting, and governance processes.

ASU 2017-04, Simplifying the Test for Goodwill Impairment	January 1, 2020
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

We will monitor for impairment indicators and conduct our annual goodwill test as of October 1, 2020. The adoption of this accounting guidance is not expected to have a material effect on our financial condition or results of operations.

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

For more information, please see Note 10 (“Leases”).

ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities	January 1, 2019
The ASU amends ASC Topic 310-20, Receivables
- Nonrefundable Fees and Other Costs, and shortens
the amortization period to the earliest call date for
certain callable debt securities held at a premium.
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

ASU 2018-14, Changes to the Disclosure Requirements for Defined Benefit Plans	December 31, 2019 Early adoption
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

The adoption of this accounting guidance did not result in significant changes to our disclosures, and there was no effect on our financial condition or results of operations.

Please see Note 18 (“Employee Benefits”) for updated disclosures.

Standard	Date of Adoption	Description	Effect on Financial Statements or Other Significant Matters
ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract	January 1, 2019 Early adoption
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

Amendments related to ASU 2016-01 should be
adopted using a modified retrospective approach,
except for those related to equity securities without
readily determinable fair values for which the
measurement alternative is elected, which should be
applied prospectively. We elected to apply amendments related to ASU 2017-12 on a prospective basis.
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

Our basic and diluted earnings per Common Share are calculated as follows:

Year ended December 31,
dollars in millions, except per share amounts	2019	2018	2017
EARNINGS
Income (loss) from continuing operations	$1,708	$1,859	$1,291
Less: Net income (loss) attributable to noncontrolling interests	—	—	2
Income (loss) from continuing operations attributable to Key	1,708	1,859	1,289
Less: Dividends on preferred stock	97	66	70
Income (loss) from continuing operations attributable to Key common shareholders	1,611	1,793	1,219
Income (loss) from discontinued operations, net of taxes	9	7	7
Net income (loss) attributable to Key common shareholders	$1,620	$1,800	$1,226
WEIGHTED-AVERAGE COMMON SHARES
Weighted-average Common Shares outstanding (000)	992,091	1,040,890	1,072,078
Effect of common share options and other stock awards	10,163	13,792	16,515
Weighted-average common shares and potential Common Shares outstanding (000) (a)	1,002,254	1,054,682	1,088,593
EARNINGS PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$1.62	$1.72	$1.13
Income (loss) from discontinued operations, net of taxes	.01	.01	.01
Net income (loss) attributable to Key common shareholders (b)	1.63	1.73	1.14
Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	1.61	1.70	1.12
Income (loss) from discontinued operations, net of taxes	.01	.01	.01
Net income (loss) attributable to Key common shareholders — assuming dilution (b)	1.62	1.71	1.13

(a)	Assumes conversion of Common Share options and other stock awards and/or convertible preferred stock, as applicable.

(b)	EPS may not foot due to rounding.

3. Restrictions on Cash, Dividends, and Lending Activities
Federal law requires a depository institution to maintain a prescribed amount of cash or deposit reserve balances with its Federal Reserve Bank. KeyBank maintained average reserve balances aggregating $377 million in 2019 to fulfill these requirements. Currently KeyBank meets the required reserve balances with vault cash, therefore any cash on deposit at the Federal Reserve is not restricted.
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
During 2019, KeyBank paid $1.2 billion in dividends to KeyCorp. At January 1, 2020, KeyBank had regulatory capacity to pay $920 million in dividends to KeyCorp without prior regulatory approval. At December 31, 2019, KeyCorp held $3.8 billion in cash and short-term investments, which can be used to pay dividends to shareholders, service debt, and finance corporate operations.
4. Loan Portfolio

December 31,
in millions	2019	2018
Commercial and industrial (a)	$48,295	$45,753
Commercial real estate:
Commercial mortgage	13,491	14,285
Construction	1,558	1,666
Total commercial real estate loans	15,049	15,951
Commercial lease financing (b)	4,688	4,606
Total commercial loans	68,032	66,310
Residential — prime loans:
Real estate — residential mortgage	7,023	5,513
Home equity loans	10,274	11,142
Total residential — prime loans	17,297	16,655
Consumer direct loans	3,513	1,809
Credit cards	1,130	1,144
Consumer indirect loans	4,674	3,634
Total consumer loans	26,614	23,242
Total loans (c)	$94,646	$89,552

(a)	Loan balances include $144 million and $132 million of commercial credit card balances at December 31, 2019, and December 31, 2018, respectively.

(b)
Commercial lease financing includes receivables of $15 million and $10 million held as collateral for a secured borrowing at December 31, 2019, and December 31, 2018, respectively. Principal reductions are based on the cash payments received from these related receivables. Additional information pertaining to this secured borrowing is included in Note 20 (“Long-Term Debt”).

(c)	Total loans exclude loans in the amount of $865 million at December 31, 2019, and $1.1 billion at December 31, 2018, related to the discontinued operations of the education lending business.
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
Commercial Credit Exposure — Excluding PCI
Credit Risk Profile by Creditworthiness Category (a), (b)

December 31,
in millions	Commercial and industrial		RE — Commercial		RE — Construction		Commercial Lease		Total
RATING	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Pass	$46,544	$44,138	$12,914	$13,672	$1,524	$1,537	$4,642	$4,557	$65,624	$63,904
Criticized (Accruing)	1,439	1,402	370	354	31	125	40	41	1,880	1,922
Criticized (Nonaccruing)	264	152	83	81	2	2	6	8	355	243
Total	$48,247	$45,692	$13,367	$14,107	$1,557	$1,664	$4,688	$4,606	$67,859	$66,069

(a)	Credit quality indicators are updated on an ongoing basis and reflect credit quality information as of the dates indicated.

(b)
The term criticized refers to those loans that are internally classified by Key as special mention or worse, which are asset quality categories defined by regulatory authorities. These assets have an elevated level of risk and may have a high probability of default or total loss. Pass rated refers to all loans not classified as criticized.

Consumer Credit Exposure — Excluding PCI
Non-PCI Loans by Refreshed FICO Score (a)

December 31,
in millions	Residential — Prime		Consumer direct loans		Credit cards		Consumer indirect loans		Total
FICO SCORE	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
750 and above	$10,583	$9,794	$1,874	$549	$523	$521	$2,232	$1,647	$15,212	$12,511
660 to 749	4,823	4,906	1,069	700	484	507	1,652	1,320	8,028	7,433
Less than 660	1,360	1,411	223	224	123	116	641	565	2,347	2,316
No Score	261	213	344	333	—	—	149	102	754	648
Total	$17,027	$16,324	$3,510	$1,806	$1,130	$1,144	$4,674	$3,634	$26,341	$22,908

(a)
Borrower FICO scores provide information about the credit quality of our consumer loan portfolio as they provide an indication as to the likelihood that a debtor will repay their debts. The scores are obtained from a nationally recognized consumer rating agency and are presented in the above table at the dates indicated.

Commercial Credit Exposure — PCI
Credit Risk Profile by Creditworthiness Category (a), (b)

December 31,
in millions	Commercial and industrial		RE — Commercial		RE — Construction		Commercial Lease		Total
RATING	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Pass	$28	$37	$87	$125	$1	$2	—	—	$116	$164
Criticized	20	24	37	53	—	—	—	—	57	77
Total	$48	$61	$124	$178	$1	$2	—	—	$173	$241

(a)	Credit quality indicators are updated on an ongoing basis and reflect credit quality information as of the dates indicated.

(b)
The term criticized refers to those loans that are internally classified by Key as special mention or worse, which are asset quality categories defined by regulatory authorities. These assets have an elevated level of risk and may have a high probability of default or total loss. Pass rated refers to all loans not classified as criticized.

Consumer Credit Exposure — PCI
PCI Loans by Refreshed FICO Score (a)

December 31,
in millions	Residential — Prime		Consumer direct loans		Credit cards		Consumer indirect loans		Total
FICO SCORE	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
750 and above	$103	$137	1	—	—	—	—	—	$104	$137
660 to 749	91	95	$1	$1	—	—	—	—	92	96
Less than 660	70	97	1	2	—	—	—	—	71	99
No Score	6	2	—	—	—	—	—	—	6	2
Total	$270	$331	$3	$3	—	—	—	—	$273	$334

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
The following aging analysis of current and past due loans as of December 31, 2019, and December 31, 2018, provides further information regarding Key’s credit exposure.

Aging Analysis of Loan Portfolio (a)

December 31, 2019	Current	30-59 Days Past Due (b)	60-89 Days Past Due (b)	90 and Greater Days Past Due (b)	Non-performing Loans	Total Past Due and Non-performing Loans	Purchased Credit Impaired	Total Loans (c), (d)
in millions
LOAN TYPE
Commercial and industrial	$47,768	$110	$52	$53	$264	$479	$48	$48,295
Commercial real estate:
Commercial mortgage	13,258	8	5	13	83	109	124	13,491
Construction	1,551	3	—	1	2	6	1	1,558
Total commercial real estate loans	14,809	11	5	14	85	115	125	15,049
Commercial lease financing	4,647	22	11	2	6	41	—	4,688
Total commercial loans	$67,224	$143	$68	$69	$355	$635	$173	$68,032
Real estate — residential mortgage	$6,705	$7	$5	$1	$48	$61	$257	$7,023
Home equity loans	10,071	30	10	5	145	190	13	10,274
Consumer direct loans	3,484	10	5	7	4	26	3	3,513
Credit cards	1,104	6	5	12	3	26	—	1,130
Consumer indirect loans	4,609	32	8	3	22	65	—	4,674
Total consumer loans	$25,973	$85	$33	$28	$222	$368	$273	$26,614
Total loans	$93,197	$228	$101	$97	$577	$1,003	$446	$94,646

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
At December 31, 2019, the approximate carrying amount of our commercial nonperforming loans outstanding represented 76% of their original contractual amount owed, total nonperforming loans outstanding represented 80% of their original contractual amount owed, and nonperforming assets in total were carried at 88% of their original contractual amount owed.
Nonperforming loans reduced expected interest income by $31 million, $30 million, and $25 million for each of the twelve months ended December 31, 2019, December 31, 2018, and December 31, 2017, respectively.

The following tables set forth a further breakdown of individually impaired loans:

	December 31, 2019			December 31, 2018
	Recorded Investment (a)	Unpaid Principal Balance (b)	Specific Allowance (c)	Recorded Investment (a)	Unpaid Principal Balance (b)	Specific Allowance (c)
in millions
With no related allowance recorded:
Commercial and industrial	$156	$224	—	$118	$175	—
Commercial real estate:
Commercial mortgage	65	77	—	64	70	—
Total commercial real estate loans	65	77	—	64	70	—
Total commercial loans	221	301	—	182	245	—
Real estate — residential mortgage	3	4	—	4	5	—
Home equity loans	45	51	—	49	56	—
Consumer direct loans	—	1	—	1	1	—
Consumer indirect loans	2	4	—	2	4	—
Total consumer loans	50	60	—	56	66	—
Total loans with no related allowance recorded	271	361	—	238	311	—
With an allowance recorded:
Commercial and industrial	97	97	$17	44	47	$5
Commercial real estate:
Commercial mortgage	—	—	—	2	3	1
Total commercial real estate loans	—	—	—	2	3	1
Total commercial loans	97	97	17	46	50	6
Real estate — residential mortgage	40	59	4	45	70	3
Home equity loans	81	88	9	78	85	8
Consumer direct loans	4	4	—	3	3	—
Credit cards	3	3	—	3	3	—
Consumer indirect loans	33	33	3	34	34	2
Total consumer loans	161	187	16	163	195	13
Total loans with an allowance recorded	258	284	33	209	245	19
Total	$529	$645	$33	$447	$556	$19

(a)
The Recorded Investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on our consolidated balance sheet.

(b)	The Unpaid Principal Balance represents the customer’s legal obligation to us.

(c)	See Note 1 (“Summary of Significant Accounting Policies”) under the heading “Impaired Loans” for a description of the specific allowance methodology.

The following table sets forth a further breakdown of average individually impaired loans reported by Key:

Average Recorded Investment (a)	Twelve Months Ended December 31,
in millions	2019	2018	2017
Commercial and industrial	$208	$149	$210
Commercial real estate:
Commercial mortgage	65	39	9
Construction	—	—	—
Total commercial real estate loans	65	39	9
Total commercial loans	273	188	219
Real estate — residential mortgage	46	49	50
Home equity loans	127	122	121
Consumer direct loans	4	4	3
Credit cards	3	3	3
Consumer indirect loans	35	35	32
Total consumer loans	215	213	209
Total	$488	$401	$428

(a)
The Recorded Investment represents the face amount of the loan increased or decreased by applicable accrued interest, net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs. This amount is a component of total loans on our consolidated balance sheet.

For the twelve months ended December 31, 2019, December 31, 2018, and December 31, 2017, interest income recognized on the outstanding balances of accruing impaired loans totaled $14 million, $13 million, and $9 million, respectively.

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

As TDRs are individually evaluated for impairment under the specific reserve methodology, subsequent defaults do not generally have a significant additional impact on the ALLL. Commitments outstanding to lend additional funds to borrowers whose loan terms have been modified in TDRs are $4 million and $5 million at December 31, 2019, and December 31, 2018, respectively.
Our loan modifications are handled on a case-by-case basis and are negotiated to achieve mutually agreeable terms that maximize loan collectability and meet the borrower’s financial needs. The consumer TDR other concession category primarily includes those borrowers’ debts that are discharged through Chapter 7 bankruptcy and have not been formally re-affirmed. At December 31, 2019, and December 31, 2018, the recorded investment of loans secured by residential real estate in the process of foreclosure was approximately $97 million and $113 million, respectively. At December 31, 2019, and December 31, 2018, we had $35 million and $35 million, respectively, of OREO which included the carrying value of foreclosed residential real estate of approximately $34 million and $35 million, respectively.
The following table shows the period-end post-modification outstanding recorded investment by concession type for our commercial and consumer accruing and nonaccruing TDRs added during the periods indicated:

	Twelve Months Ended December 31,
in millions	2019	2018
Commercial loans:
Extension of maturity date	$11	15
Payment or covenant modification/deferment	11	$99
Bankruptcy plan modification	—	6
Increase in new commitment or new money	8	—
Total	$30	$120
Consumer loans:
Interest rate reduction	$14	$28
Forgiveness of principal	—	—
Other	29	38
Total	$43	$66
Total commercial and consumer TDRs	$73	$186

The following table summarizes the change in the post-modification outstanding recorded investment of our accruing and nonaccruing TDRs during the periods indicated:

Year ended December 31,
in millions	2019	2018
Balance at beginning of the period	$399	$317
Additions	112	228
Payments	(145)	(110)
Charge-offs	(19)	(36)
Balance at end of period (a)	$347	$399

A further breakdown of TDRs included in nonperforming loans by loan category for the periods indicated are as follows:

	December 31, 2019			December 31, 2018
	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
dollars in millions
LOAN TYPE
Nonperforming:
Commercial and industrial	51	$72	$53	35	$121	$85
Commercial real estate:
Real estate — commercial mortgage	6	64	58	6	66	62
Total commercial real estate loans	6	64	58	6	66	62
Total commercial loans	57	136	111	41	187	147
Real estate — residential mortgage	181	13	11	281	21	20
Home equity loans	713	42	41	1,142	66	63
Consumer direct loans	172	2	2	171	2	1
Credit cards	368	2	2	330	2	2
Consumer indirect loans	1,131	19	16	1,098	18	14
Total consumer loans	2,565	78	72	3,022	109	100
Total nonperforming TDRs	2,622	214	183	3,063	296	247
Prior-year accruing: (a)
Commercial and industrial	6	30	25	11	37	32
Commercial real estate:
Real estate — commercial mortgage	1	—	—	2	—	—
Total commercial loans	7	30	25	13	37	32
Real estate — residential mortgage	493	37	31	491	36	30
Home equity loans	1,751	104	84	1,403	82	64
Consumer direct loans	139	4	3	79	4	3
Credit cards	486	3	1	479	3	1
Consumer indirect loans	714	33	20	556	33	22
Total consumer loans	3,583	181	139	3,008	158	120
Total prior-year accruing TDRs	3,590	211	164	3,021	195	152
Total TDRs	6,212	$425	$347	6,084	$491	$399

(a)	All TDRs that were restructured prior to January 1, 2019, and January 1, 2018, are fully accruing.

Commercial loan TDRs are considered defaulted when principal and interest payments are 90 days past due. Consumer loan TDRs are considered defaulted when principal and interest payments are more than 60 days past due. During the year ended December 31, 2019, there were no commercial loan TDR and 356 consumer loan TDRs with a combined recorded investment of $8 million that experienced payment defaults after modifications resulting in TDR status during 2018. During the year ended December 31, 2018, there were one commercial loan TDRs and 253 consumer loan TDRs with a combined recorded investment of $11 million that experienced payment defaults after modifications resulting in TDR status during 2017. During the year ended December 31, 2017, there were no commercial loan TDRs and 147 consumer loan TDRs with a combined recorded investment of $4 million that experienced payment defaults after modifications resulting in TDR status during 2016.

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

The changes in the ALLL by loan category for the periods indicated are as follows:

in millions	December 31, 2018	Provision		Charge-offs	Recoveries	December 31, 2019
Commercial and industrial	$532	$311		$(319)	$27	$551
Real estate — commercial mortgage	142	7		(8)	2	143
Real estate — construction	33	(6)		(5)	—	22
Commercial lease financing	36	20		(26)	5	35
Total commercial loans	743	332		(358)	34	751
Real estate — residential mortgage	7	1		(3)	2	7
Home equity loans	35	7		(19)	8	31
Consumer direct loans	30	38		(41)	7	34
Credit cards	48	36		(44)	7	47
Consumer indirect loans	20	27		(34)	17	30
Total consumer loans	140	109		(141)	41	149
Total ALLL — continuing operations	883	441	(a), (b)	(499)	75	900
Discontinued operations	14	3		(12)	5	10
Total ALLL — including discontinued operations	$897	$444		$(511)	$80	$910

(a)	Excludes a provision for losses on lending-related commitments of $4 million.

(b)	Includes the realization of $139 million loss related to a previously disclosed fraud incident.

in millions	December 31, 2017	Provision		Charge-offs	Recoveries	December 31, 2018
Commercial and industrial	$529	$125		$(159)	$37	$532
Real estate — commercial mortgage	133	27		(21)	3	142
Real estate — construction	30	1		—	2	33
Commercial lease financing	43	(2)		(10)	5	36
Total commercial loans	735	151		(190)	47	743
Real estate — residential mortgage	7	1		(3)	2	7
Home equity loans	43	2		(21)	11	35
Consumer direct loans	28	31		(36)	7	30
Credit cards	44	41		(44)	7	48
Consumer indirect loans	20	14		(30)	16	20
Total consumer loans	142	89		(134)	43	140
Total ALLL — continuing operations	877	240	(a)	(324)	90	883
Discontinued operations	16	8		(15)	5	14
Total ALLL — including discontinued operations	$893	$248		$(339)	$95	$897

(a)	Excludes a provision for losses on lending-related commitments of $6 million.

in millions	December 31, 2016	Provision		Charge-offs	Recoveries	December 31, 2017
Commercial and industrial	$508	$114		$(133)	$40	$529
Real estate — commercial mortgage	144	(2)		(11)	2	133
Real estate — construction	22	9		(2)	1	30
Commercial lease financing	42	9		(14)	6	43
Total commercial loans	716	130		(160)	49	735
Real estate — residential mortgage	17	(11)		(3)	4	7
Home equity loans	54	4		(30)	15	43
Consumer direct loans	24	32		(34)	6	28
Credit cards	38	45		(44)	5	44
Consumer indirect loans	9	27		(31)	15	20
Total consumer loans	142	97		(142)	45	142
Total ALLL — continuing operations	858	227	(a)	(302)	94	877
Discontinued operations	24	10		(26)	8	16
Total ALLL — including discontinued operations	$882	$237		$(328)	$102	$893

(a)	Excludes a provision for losses on lending-related commitments of $2 million.

A breakdown of the individual and collective ALLL and the corresponding loan balances for the periods indicated are as follows:

	Allowance			Outstanding
December 31, 2019	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired	Loans		Individually Evaluated for Impairment	Collectively Evaluated for Impairment		Purchased Credit Impaired
in millions
Commercial and industrial	$17	$533	$1	$48,295		$253	$47,994		$48
Commercial real estate:
Commercial mortgage	—	141	2	13,491		65	13,302		124
Construction	—	22	—	1,558		—	1,557		1
Total commercial real estate loans	—	163	2	15,049		65	14,859		125
Commercial lease financing	—	35	—	4,688		—	4,688		—
Total commercial loans	17	731	3	68,032		318	67,541		173
Real estate — residential mortgage	4	1	2	7,023		43	6,723		257
Home equity loans	9	21	1	10,274		126	10,135		13
Consumer direct loans	—	34	—	3,513		4	3,506		3
Credit cards	—	47	—	1,130		3	1,127		—
Consumer indirect loans	3	27	—	4,674		35	4,639		—
Total consumer loans	16	130	3	26,614		211	26,130		273
Total ALLL — continuing operations	33	861	6	94,646		529	93,671		446
Discontinued operations	2	8	—	865	(a)	23	842	(a)	—
Total ALLL — including discontinued operations	$35	$869	$6	$95,511		$552	$94,513		$446

(a)	Amount includes $2 million of loans carried at fair value that are excluded from ALLL consideration.

	Allowance			Outstanding
December 31, 2018	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit Impaired	Loans		Individually Evaluated for Impairment	Collectively Evaluated for Impairment		Purchased Credit Impaired
in millions
Commercial and industrial	$5	$526	$1	$45,753		$162	$45,530		$61
Commercial real estate:
Commercial mortgage	—	139	3	14,285		66	14,041		178
Construction	—	33	—	1,666		—	1,664		2
Total commercial real estate loans	—	172	3	15,951		66	15,705		180
Commercial lease financing	—	36	—	4,606		—	4,606		—
Total commercial loans	5	734	4	66,310		228	65,841		241
Real estate — residential mortgage	3	4	—	5,513		49	5,150		314
Home equity loans	8	26	1	11,142		127	10,998		17
Consumer direct loans	—	30	—	1,809		4	1,802		3
Credit cards	—	48	—	1,144		3	1,141		—
Consumer indirect loans	3	17	—	3,634		36	3,598		—
Total consumer loans	14	125	1	23,242		219	22,689		334
Total ALLL — continuing operations	19	859	5	89,552		447	88,530		575
Discontinued operations	2	12	—	1,073	(a)	23	1,050	(a)	—
Total ALLL — including discontinued operations	$21	$871	$5	$90,625		$470	$89,580		$575

(a)	Amount includes $2 million of loans carried at fair value that are excluded from ALLL consideration.
The liability for credit losses inherent in lending-related unfunded commitments, such as letters of credit and unfunded loan commitments, is included in “accrued expense and other liabilities” on the balance sheet. We establish the amount of this reserve by considering both historical trends and current market conditions quarterly, or more often if deemed necessary.
Changes in the liability for credit losses on unfunded lending-related commitments are summarized as follows:

Year ended December 31, in millions	2019	2018	2017
Balance at beginning of period	$64	$57	$55
Provision (credit) for losses on lending-related commitments	4	6	2
Balance at end of period	$68	$63	$57

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

We have PCI loans from two separate acquisitions, one in 2012 and one in 2016. The following tables present the rollforward of the accretable yield and the beginning and ending outstanding unpaid principal balance and carrying amount of all PCI loans for the for the periods indicated:

	Twelve Months Ended December 31,
	2019			2018
in millions	Accretable Yield	Carrying Amount	Outstanding Unpaid Principal Balance	Accretable Yield	Carrying Amount	Outstanding Unpaid Principal Balance
Balance at beginning of period	$117	$571	$607	$131	$738	$803
Additions	—			—
Accretion	(34)			(42)
Net reclassifications from non-accretable to accretable	25			50
Payments received, net	(14)			(21)
Disposals	—			—
Loans charged off	—			(1)
Balance at end of period	$94	$439	$462	$117	$571	$607

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present assets and liabilities measured at fair value on a recurring basis at December 31, 2019, and December 31, 2018.

	December 31, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
in millions
ASSETS MEASURED ON A RECURRING BASIS
Trading account assets:
U.S. Treasury, agencies and corporations	—	$843	—	$843	—	$578	—	$578
States and political subdivisions	—	30	—	30	—	60	—	60
Other mortgage-backed securities	—	78	—	78	—	164	—	164
Other securities	—	44	—	44	—	22	—	22
Total trading account securities	—	995	—	995	—	824	—	824
Commercial loans	—	45	—	45	—	25	—	25
Total trading account assets	—	1,040	—	1,040	—	849	—	849
Securities available for sale:
U.S. Treasury, agencies and corporations	—	334	—	334	—	147	—	147
States and political subdivisions	—	4	—	4	—	7	—	7
Agency residential collateralized mortgage obligations	—	12,783	—	12,783	—	13,962	—	13,962
Agency residential mortgage-backed securities	—	1,714	—	1,714	—	2,105	—	2,105
Agency commercial mortgage-backed securities	—	6,997	—	6,997	—	3,187	—	3,187
Other securities	—	—	$11	11	—	—	$20	20
Total securities available for sale	—	21,832	11	21,843	—	19,408	20	19,428
Other investments:
Principal investments:
Direct	—	—	1	1	—	—	1	1
Indirect (measured at NAV) (a)	—	—	—	68	—	—	—	96
Total principal investments	—	—	1	69	—	—	1	97
Equity investments:
Direct	—	—	12	12	—	1	7	8
Direct (measured at NAV) (a)	—	—	—	1	—	—	—	1
Indirect (measured at NAV) (a)	—	—	—	8	—	—	—	9
Total equity investments	—	—	12	21	—	1	7	18
Total other investments	—	—	13	90	—	1	8	115
Loans, net of unearned income (residential)	—	—	4	4	—	—	3	3
Loans held for sale (residential)	—	140	—	140	—	54	—	54
Derivative assets:
Interest rate	—	941	22	963	—	410	5	415
Foreign exchange	$49	18	—	67	$70	$36	$—	$106
Commodity	—	208	—	208	—	333	—	333
Credit	—	—	1	1	—	1	—	1
Other	—	9	5	14	—	6	3	9
Derivative assets	49	1,176	28	1,253	70	786	8	864
Netting adjustments (b)	—	—	—	(473)	—	—	—	(333)
Total derivative assets	49	1,176	28	780	70	786	8	531
Total assets on a recurring basis at fair value	$49	$24,188	$56	$23,897	$70	$21,098	$39	$20,980
LIABILITIES MEASURED ON A RECURRING BASIS
Bank notes and other short-term borrowings:
Short positions	$19	$686	—	$705	$14	$530	—	$544
Derivative liabilities:
Interest rate	—	253	—	253	—	297	—	297
Foreign exchange	43	17	—	60	58	37	—	95
Commodity	—	200	—	200	—	323	—	323
Credit	—	1	9	10	—	1	—	1
Other	—	10	—	10	—	7	—	7
Derivative liabilities	43	481	9	533	58	665	—	723
Netting adjustments (b)	—	—	—	(335)	—	—	—	(337)
Total derivative liabilities	43	481	9	198	58	665	—	386
Total liabilities on a recurring basis at fair value	$62	$1,167	9	$903	$72	$1,195	—	$930

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

We are in the process of winding down our direct principal investment portfolio. As of December 31, 2019, the balance is less than $1 million.
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

Under the provisions of the Volcker Rule, we are required to dispose or conform our indirect investments to the requirements of the statute by no later than July 21, 2022. As of December 31, 2019, we have not committed to a plan to sell these investments. Therefore, these investments continue to be valued using the net asset value per share methodology.
NAV

The following table presents the fair value of our direct and indirect principal investments and related unfunded commitments at December 31, 2019, as well as financial support provided for the years ended December 31, 2019, and December 31, 2018.

			Financial support provided
			Year ended December 31,
	December 31, 2019		2019		2018
in millions	Fair Value	Unfunded Commitments	Funded Commitments	Funded Other	Funded Commitments	Funded Other
INVESTMENT TYPE
Direct investments (a)	$1	—	—	1	—	$—
Indirect investments (b)	68	$21	$—	—	$1	—
Total	$69	$21	$—	1	$1	$—

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

(b)
Our indirect investments consist of buyout funds, venture capital funds, and fund of funds. These investments are generally not redeemable. Instead, distributions are received through the liquidation of the underlying investments of the fund. An investment in any one of these funds typically can be sold only with the approval of the fund’s general partners. At December 31, 2019, no significant liquidation of the underlying investments has been communicated to Key. The purpose of funding our capital commitments to these investments is to allow the funds to make additional follow-on investments and pay fund expenses until the fund dissolves. We, and all other investors in the fund, are obligated to fund the full amount of our respective capital commitments to the fund based on our and their respective ownership percentages, as noted in the applicable Limited Partnership Agreement.

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
Derivatives (continued)
We have several customized derivative instruments and risk participations that are classified as Level 3 instruments. These derivative positions are valued using internally developed models, with inputs consisting of available market data, such as:

• Bond spreads and asset values

The unobservable internally derived assumptions include:

• Loss given default

• Internal risk ratings of customers and the remaining term of the underlying transactions

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
Level 1 and 2

Market convention implies a credit rating of “AA” equivalent in the pricing of derivative contracts, which assumes all counterparties have the same creditworthiness. To reflect the actual exposure on our derivative contracts related to both counterparty and our own creditworthiness, we record a fair value adjustment. The credit component considers master netting and collateral agreements and is determined by the individual counterparty based on potential future exposures, expected recovery rates, and market-implied probabilities of default.
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

Changes in Level 3 Fair Value Measurements

The following table shows the change in the fair values of our Level 3 financial instruments for the years ended December 31, 2019, and December 31, 2018.

in millions	Beginning of Period Balance	Gains (Losses) included in comprehensive income	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers Other	Transfers into Level 3		Transfers out of Level 3		End of Period Balance	Unrealized Gains (Losses) Included in Earnings
Year ended December 31, 2019
Securities available for sale
Other securities	$20	$15	—		—	—	—	—	—		$(24)		$11	—
Other investments
Principal investments
Direct	1	—	—		—	—	—	—	—		—		1	—
Equity investments
Direct	7	—	$4	(c)	—	—	—	—	$1		—		12	4
Loans held for sale	—	—	—		—	$(1)	—	$1	—		—		—	—
Loans held for investment	3	—	—		—	—	—	1	—		—		4	—
Derivative instruments (b)
Interest rate	5	—	3	(d)	$2	(1)	—	—	21	(e)	(8)	(e)	22	—
Credit	—	—	(8)	(d)	—	—	—	—	—		—		(8)	—
Other (a)	3	—	—		—	—	—	2	—		—		5	—

in millions	Beginning of Period Balance	Gains (Losses) included in comprehensive income	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers Other	Transfers into Level 3		Transfers out of Level 3		End of Period Balance	Unrealized Gains (Losses) Included in Earnings
Year ended December 31, 2018
Securities available for sale
Other securities	$20	—	—		—	—	—	—	—		—		$20	—
Other investments
Principal investments
Direct	13	—	$(1)	(c)	$5	$(16)	—	—	—		—		1	—
Equity investments
Direct	3	—	—		—	—	—	—	$4		—		7	—
Loans held for sale	1	—	—		—	(1)	—	$(1)	1		—		—	—
Loans held for investment	2	—	—		—	—	—	1	—		—		3	—
Derivative instruments (b)
Interest rate	9	—	(2)	(d)	1	(2)	—	—	7	(e)	$(8)	(e)	5	—
Credit	1	—	(31)	(d)	—	—	$30	—	—		—		—	—
Other (a)	3	—	—		—	—	—	$—	—		—		3	—

(a)	Amounts represent Level 3 interest rate lock commitments.

(b)	Amounts represent Level 3 derivative assets less Level 3 derivative liabilities.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in accordance with GAAP. The adjustments to fair value generally result from the application of accounting guidance that requires assets and liabilities to be recorded at the lower of cost or fair value, or assessed for impairment. There were no liabilities measured at fair value on a nonrecurring basis at December 31, 2019, and December 31, 2018. The following table presents our assets measured at fair value on a nonrecurring basis at December 31, 2019, and December 31, 2018:

	December 31, 2019				December 31, 2018
in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A NONRECURRING BASIS
Impaired loans and leases	—	—	$76	$76	—	—	$42	$42
Accrued income and other assets	—	$118	51	169	—	—	16	16
Total assets on a nonrecurring basis at fair value	—	$118	$127	$245	—	—	$58	$58

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
OREO and other repossessed personal property(a)
OREO and other repossessed properties are valued based on:

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
LIHTC, HTC, and NMTC investments(a)
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

Impairment is recorded when there is evidence that the expected fair value of the investment has declined to below the recorded cost. At each reporting period, we assess if these investments continue to qualify for this measurement alternative. At December 31, 2019, the carrying amount of equity investments recorded under this method was $134 million. Impairments of less than $1 million were recorded for the year ended December 31, 2019.
Level 3
Mortgage Servicing Rights(a)	Refer to Note 9. Mortgage Servicing Assets	Level 3

(a)	Asset classes included in “Accrued income and other assets” on the Consolidated Balance Sheets

Quantitative Information about Level 3 Fair Value Measurements

The range and weighted-average of the significant unobservable inputs used to fair value our material Level 3 recurring and nonrecurring assets at December 31, 2019, and December 31, 2018, along with the valuation techniques used, are shown in the following table:

December 31, 2019	Level 3 Asset (Liability)	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average) (b), (c)
dollars in millions
Recurring
Securities available-for-sale:
Other securities	$11	Discounted cash flows	Discount rate	N/A (16.10%)
			Marketability discount	N/A (30.00%)
			Volatility factor	N/A (43.00%)
Other investments:(a)
Equity investments
Direct	12	Discounted cash flows	Discount rate	13.91 - 17.24% (15.61%)
			Marketability discount	N/A (30.00%)
			Volatility factor	N/A (47.00%)
Loans, net of unearned income (residential)	4	Market comparable pricing	Comparability factor	79.00 - 98.00% (91.05%)
Derivative instruments:
Interest rate	22	Discounted cash flows	Probability of default	.02 - 100% (5.40%)
			Internal risk rating	1 - 19 (9.168)
			Loss given default	0 - 1 (.492)
Credit (assets)	1	Discounted cash flows	Probability of default	.02 - 100% (4.2%)
			Internal risk rating	1 - 19 (10.13)
			Loss given default	0 - 1 (.498)
Credit (liabilities)	(9)	Discounted cash flows	Probability of default	.02 - 100% (12.24%)
			Internal risk rating	1 - 19 (8.058)
			Loss given default	0 - 1 (.411)
Other(d)	5	Discounted cash flows	Loan closing rates	37.71 - 99.69% (79.33%)
Nonrecurring
Impaired loans	76	Fair value of underlying collateral	Discount rate	0 - 60.00% (10.00%)
Accrued income and other assets:(e)
OREO	5	Appraised value	Appraised value	N/M

December 31, 2018	Fair Value of Level 3 Assets	Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
dollars in millions
Nonrecurring
Impaired loans	$42	Fair value of underlying collateral	Discount	20.00 - 40.00% (21.00%)

(a)	Principal investments, direct is excluded from this table as the balance at December 31, 2019, is insignificant (less than $1 million).

(b)	The weighted average of significant unobservable inputs is calculated using a weighting relative to fair value.

(c)	For significant unobservable inputs with no range, a single figure is reported to denote the single quantitative factor used.

(d)	Amounts represent interest rate lock commitments.

(e)
Excludes $46 million pertaining to mortgage servicing assets measured at fair value as of December 31, 2019. Refer to Note 8 (“Mortgage Servicing Assets”) for significant unobservable inputs pertaining to these assets.

Fair Value Disclosures of Financial Instruments

The levels in the fair value hierarchy ascribed to our financial instruments and the related carrying amounts at December 31, 2019, and December 31, 2018, are shown in the following table.

	December 31, 2019
		Fair Value
in millions	Carrying Amount	Level 1	Level 2	Level 3	Measured at NAV	Netting Adjustment		Total
ASSETS (by measurement category)
Fair value - net income
Trading account assets (b)	$1,040	—	$1,040	—	—	—		$1,040
Other investments (b)	605	—	—	$528	$77	—		605
Loans, net of unearned income (residential) (d)	4	—	—	4	—	—		4
Loans held for sale (residential) (b)	140	—	140	—	—	—		140
Derivative assets - trading (b)	715	$49	985	28	—	$(347)	(f)	715
Fair value - OCI
Securities available for sale (b)	21,843	—	21,832	11	—	—		21,843
Derivative assets - hedging (b) (g)	65	—	191	—	—	(126)	(f)	65
Amortized cost
Held-to-maturity securities (c)	10,067	—	10,116	—	—	—		10,116
Loans, net of unearned income (d)	93,742	—	—	92,641	—	—		92,641
Loans held for sale (b)	1,194	—	—	1,194	—	—		1,194
Other
Cash and short-term investments (a)	2,004	2,004	—	—	—	—		2,004
LIABILITIES (by measurement category)
Fair value - net income
Derivative liabilities - trading (b)	194	43	461	9	—	(319)	(f)	194
Fair value - OCI
Derivative liabilities - hedging (b) (g)	4	—	20	—	—	(16)	(f)	4
Amortized cost
Time deposits (e)	11,652	—	11,752	—	—	—		11,752
Short-term borrowings (a)	1,092	19	1,073	—	—	—		1,092
Long-term debt (e)	12,448	12,694	249	—	—	—		12,943
Other
Deposits with no stated maturity (a)	100,218	—	100,218	—	—	—		100,218

	December 31, 2018
		Fair Value
in millions	Carrying Amount	Level 1	Level 2	Level 3	Measured at NAV	Netting Adjustment		Total
ASSETS (by measurement category)
Fair value - net income
Trading account assets (b)	$849	—	$849	—	—	—		$849
Other investments (b)	666	—	1	$559	$106	—		666
Loans, net of unearned income (residential) (d)	3	—	—	3	—	—		3
Loans held for sale (residential) (b)	54	—	54	—	—	—		54
Derivative assets - trading (b)	462	$68	736	8	—	$(350)	(f)	462
Fair value - OCI
Securities available for sale (b)	19,428	—	19,408	20	—	—		19,428
Derivative assets - hedging (b) (g)	69	2	50	—	—	17	(f)	69
Amortized cost
Held-to-maturity securities (c)	11,519	—	11,122	—	—	—		11,122
Loans, net of unearned income (d)	88,666	—	—	86,224	—	—		86,224
Loans held for sale (b)	1,173	—	—	1,173	—	—		1,173
Other
Cash and short-term investments (a)	3,240	3,240	—	—	—	—		3,240
LIABILITIES (by measurement category)
Fair value - net income
Derivative liabilities - trading (b)	395	58	675	—	—	(338)	(f)	395
Fair value - OCI
Derivative liabilities - hedging (b) (g)	(9)	—	(10)	—	—	1	(f)	(9)
Amortized cost
Time deposits (e)	13,245	—	13,331	—	—	—		13,331
Short-term borrowings (a)	863	14	849	—	—	—		863
Long-term debt (e)	13,732	12,576	$1,211	—	—	—		13,787
Other
Deposits with no stated maturity (a)	94,064	—	94,064	—	—	—		94,064

Valuation Methods and Assumptions

(a)	Fair value equals or approximates carrying amount. The fair value of deposits with no stated maturity does not take into consideration the value ascribed to core deposit intangibles.

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

We determine fair value based on assumptions pertaining to the factors that a market participant would consider in valuing the asset. A substantial portion of our fair value adjustments are related to liquidity. During 2018 and 2019, the fair values of our loan portfolios generally remained stable, primarily due to sustained liquidity in the loan markets. If we were to use different assumptions, the fair values shown in the preceding table could change. Also, because the applicable accounting guidance for financial instruments excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements, the fair value amounts shown in the table above do not, by themselves, represent the underlying value of our company as a whole.

Discontinued assets - education lending business. Our discontinued assets include government-guaranteed and private education loans originated through our education lending business that was discontinued in September 2009. This portfolio consists of loans recorded at carrying value with appropriate valuation reserves and loans in portfolio recorded at fair value. All of these loans were excluded from the table above as follows:

•	Loans at carrying value, net of allowance, of $855 million ($729 million at fair value) at December 31, 2019, and $1.1 billion ($890 million at fair value) at December 31, 2018; and

•	Portfolio loans at fair value of $2 million at December 31, 2019, and $2 million at December 31, 2018.

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

	2019				2018
December 31, in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury, Agencies, and Corporations	$334	—	—	$334	$150	—	$3	$147
States and political subdivisions	4	—	—	4	7	—	—	7
Agency residential collateralized mortgage obligations	12,772	$82	$71	12,783	14,315	$20	373	13,962
Agency residential mortgage-backed securities	1,677	41	4	1,714	2,128	13	36	2,105
Agency commercial mortgage-backed securities	6,898	139	40	6,997	3,300	19	132	3,187
Other securities	7	4	—	11	17	3	—	20
Total securities available for sale	$21,692	$266	$115	$21,843	$19,917	$55	$544	$19,428
HELD-TO-MATURITY SECURITIES
Agency residential collateralized mortgage obligations	$5,692	$23	$49	$5,666	$7,021	$2	$254	$6,769
Agency residential mortgage-backed securities	409	6	—	415	490	—	14	476
Agency commercial mortgage-backed securities	3,940	78	9	4,009	3,996	2	133	3,865
Asset-backed securities	11	—	—	11	—	—	—	—
Other securities	15	—	—	15	12	—	—	12
Total held-to-maturity securities	$10,067	$107	$58	$10,116	$11,519	$4	$401	$11,122

The following table summarizes our securities that were in an unrealized loss position as of December 31, 2019, and December 31, 2018:

	Duration of Unrealized Loss Position
	Less than 12 Months			12 Months or Longer			Total
in millions	Fair Value	Gross Unrealized Losses		Fair Value	Gross Unrealized Losses		Fair Value	Gross Unrealized Losses
December 31, 2019
Securities available for sale:
U.S. Treasury, Agencies, and Corporations	$30	—	(a)	$30	—	(a)	$60	—
Agency residential collateralized mortgage obligations	3,432	$20		3,221	$51		6,653	$71
Agency residential mortgage-backed securities	33	—	(a)	629	4		662	4
Agency commercial mortgage-backed securities	1,541	17		1,213	23		2,754	40
Held-to-maturity securities:
Agency residential collateralized mortgage obligations	1,626	14		2,289	35		3,915	49
Agency residential mortgage-backed securities	56	—	(a)	—	—		56	—
Agency commercial mortgage-backed securities	518	9		—	—		518	9
Asset-backed securities	11	—	(a)	—	—		11	—
Other securities	3	—	(a)	—	—		3	—
Total temporarily impaired securities	$7,250	$60		$7,382	$113		$14,632	$173
December 31, 2018
Securities available for sale:
U.S. Treasury, Agencies, and Corporations	—	—		$147	$3		$147	$3
Agency residential collateralized mortgage obligations	$570	$2		10,945	371		11,515	373
Agency residential mortgage-backed securities	4	—	(b)	1,087	36		1,091	36
Agency commercial mortgage-backed securities	—	—		1,729	132		1,729	132
Held-to-maturity securities:
Agency residential collateralized mortgage obligations	—	—		6,416	254		6,416	254
Agency residential mortgage-backed securities	—	—		475	14		475	14
Agency commercial mortgage-backed securities	73	—	(b)	3,359	133		3,432	133
Total temporarily impaired securities	$647	$2		$24,158	$943		$24,805	$945

(a)
At December 31, 2019, gross unrealized losses totaled less than $1 million for U.S. Treasury, Agencies, and Corporations and agency residential mortgage-backed securities available for sale with a loss duration of less than 12 months and less than $1 million for agency residential mortgage-backed securities, asset-backed securities, and other securities held-to-maturity with a loss duration of less than 12 months. At December 31, 2019, gross unrealized losses totaled less than $1 million for U.S. Treasury, Agencies, and Corporations securities available for sale with a loss duration greater than 12 months or longer.

(b)
At December 31, 2018, gross unrealized losses totaled less than $1 million for agency residential mortgage-backed securities available for sale with a loss duration of less than 12 months and less than $1 million for agency commercial mortgage-backed securities held-to-maturity with a loss duration of less than 12 months.

At December 31, 2019, we had $71 million of gross unrealized losses related to 240 fixed-rate agency residential CMOs that we invested in as part of our overall A/LM strategy. These securities had a weighted-average maturity of 3.79 years at December 31, 2019. At December 31, 2019, we also had $4 million of gross unrealized losses related to 186 agency residential mortgage-backed securities positions and $40 million of gross unrealized losses related to 27 agency commercial mortgage-backed securities positions with weighted-average maturities of 3.59 and 4.25 years, respectively, at December 31, 2019. Because these securities have a fixed interest rate, their fair value is sensitive to movements in market interest rates. These unrealized losses are considered temporary since we expect to collect all contractually due amounts from these securities. Accordingly, these investments were reduced to their fair value through OCI, not earnings.
We regularly assess our securities portfolio for OTTI. The assessments are based on the nature of the securities, the underlying collateral, the financial condition of the issuer, the extent and duration of the loss, our intent related to the individual securities, and the likelihood that we will have to sell securities prior to expected recovery. We did not have any impairment losses recognized in earnings for the year ended December 31, 2019.

Realized gains and losses related to securities available for sale were as follows:

Year ended December 31, in millions	2019	(a)	2018	(b)	2017	(a)
Realized gains	$20		—		$1
Realized losses	—		—		—
Net securities gains (losses)	$20		—		$1

(a)	Realized losses totaled less than $1 million for the year ended December 31, 2019, and December 31, 2017.

(b)	Realized gains and losses totaled less than $1 million for the year ended December 31, 2018.
At December 31, 2019, securities available-for-sale and held-to-maturity securities totaling $8.0 billion were pledged to secure securities sold under repurchase agreements, to secure public and trust deposits, to facilitate access to secured funding, and for other purposes required or permitted by law.
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

	Securities Available for Sale		Held-to-Maturity Securities
December 31, 2019	Amortized Cost	Fair Value	Amortized Cost	Fair Value
in millions
Due in one year or less	$490	$494	$66	$66
Due after one through five years	17,438	17,486	7,173	7,178
Due after five through ten years	3,756	3,856	2,828	2,872
Due after ten years	8	7	—	—
Total	$21,692	$21,843	$10,067	$10,116

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
At December 31, 2019, after taking into account the effects of bilateral collateral and master netting agreements, we had $65 million of derivative assets and $4 million of derivative liabilities that relate to contracts entered into for hedging purposes. As of the same date, after taking into account the effects of bilateral collateral and master netting agreements and a reserve for potential future losses, we had derivative assets of $715 million and derivative liabilities of $194 million that were not designated as hedging instruments. These positions are primarily comprised of derivative contracts entered into for client accommodation purposes.

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
We designate certain “pay fixed/receive variable” interest rate swaps as cash flow hedges. These swaps convert certain floating-rate debt into fixed-rate debt. We also use these swaps to manage the interest rate risk associated with anticipated sales of certain commercial real estate loans and certain student loans originated through our Laurel Road digital lending business. The swaps protect against the possible short-term decline in the value of the loans that could result from changes in interest rates between the time they are originated and the time they are sold.
We use foreign currency forward transactions to hedge the foreign currency exposure of our net investment in various foreign equipment finance entities. These entities are denominated in a non-U.S. currency. These swaps are designated as net investment hedges to mitigate the exposure of measuring the net investment at the spot foreign exchange rate. Our last remaining net investment hedge was discontinued in the fourth quarter of 2019 in connection with the liquidation of the net assets of KEF’s Canadian subsidiary.
Derivatives Not Designated in Hedge Relationships

We may enter into interest rate swap contracts to manage economic risks but do not designate the instruments in hedge relationships. Excluding contracts addressing customer exposures, the amount of derivatives hedging risks on an economic basis at December 31, 2019, was not significant.
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
Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments
The following table summarizes the fair values of our derivative instruments on a gross and net basis as of December 31, 2019, and December 31, 2018. The change in the notional amounts of these derivatives by type from December 31, 2018, to December 31, 2019, indicates the volume of our derivative transaction activity during 2019. The notional amounts are not affected by bilateral collateral and master netting agreements. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Where master netting agreements are not in effect or are not enforceable under bankruptcy laws, we do not adjust those derivative assets and liabilities with counterparties. Securities collateral related to legally enforceable master netting agreements is not offset on the balance sheet. Our derivative instruments are included in “accrued income and other assets” or “accrued expenses and other liabilities” on the balance sheet, as indicated in the following table:

	December 31, 2019			December 31, 2018
		Fair Value			Fair Value
in millions	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate	$39,208	$191	$20	$28,546	$50	$(10)
Foreign exchange	—	—	—	122	2	—
Total	39,208	191	20	28,668	52	(10)
Derivatives not designated as hedging instruments:
Interest rate	71,209	772	233	63,454	365	307
Foreign exchange	6,572	67	60	6,829	104	95
Commodity	5,324	208	200	2,002	333	323
Credit	427	1	10	226	1	1
Other (a)	3,337	14	10	1,466	9	7
Total	86,869	1,062	513	73,977	812	733
Netting adjustments (b)	—	(473)	(335)	—	(333)	(337)
Net derivatives in the balance sheet	126,077	780	198	102,645	531	386
Other collateral (c)	—	(2)	(42)	—	(2)	(33)
Net derivative amounts	$126,077	$778	$156	$102,645	$529	$353

(a)
Other derivatives include interest rate lock commitments and forward sale commitments related to our residential mortgage banking activities, forward purchase and sales contracts consisting of contractual commitments associated with “to be announced” securities and when issued securities.

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

Fair value hedges. During the year ended December 31, 2019, we did not exclude any portion of these hedging instruments from the assessment of hedge effectiveness.
The following tables summarize the amounts that were recorded on the balance sheet as of December 31, 2019 and December 31, 2018, related to cumulative basis adjustments for fair value hedges.

December 31, 2019
in millions	Balance sheet line item in which the hedge item is included	Carrying amount of hedged item (a)	Hedge accounting basis adjustment (b)
Interest rate contracts	Long-term debt	$8,408	$240
Interest rate contracts	Certificate of deposit ($100,000 or more)	—	—
Interest rate contracts	Other time deposits	—	—

	December 31, 2018
in millions	Balance sheet line item in which the hedge item is included	Carrying amount of hedged item (a)	Hedge accounting basis adjustment (b)
Interest rate contracts	Long-term debt	$9,363	$(6)
Interest rate contracts	Certificate of deposit ($100,000 or more)	343	(1)
Interest rate contracts	Other time deposits	178	—

(a)	The carrying amount represents the portion of the liability designated as the hedged item.

(b)
Basis adjustments related to de-designated hedges that no longer qualify as fair value hedges reduced the hedge accounting basis adjustment by $9 million and $10 million at December 31, 2019 and December 31, 2018, respectively.

Cash flow hedges. During the year ended December 31, 2019, we did not exclude any portion of these hedging instruments from the assessment of hedge effectiveness.

Considering the interest rates, yield curves, and notional amounts as of December 31, 2019, we would expect to reclassify an estimated $132 million of after-tax net losses on derivative instruments from AOCI to income during the next 12 months for our cash flow hedges. In addition, we expect to reclassify approximately $3 million of pre-tax net losses related to terminated cash flow hedges from AOCI to income during the next 12 months. As of December 31, 2019, the maximum length of time over which we hedge forecasted transactions is 10 years.

The following tables summarize the effect of fair value and cash flow hedge accounting on the income statement for the years ended December 31, 2019, December 31, 2018, and December 31, 2017.

	Location and amount of net gains (losses) recognized in income on fair value and cash flow hedging relationships (a)
in millions	Interest expense – long-term debt	Interest income – loans	Investment banking and debt placement fees	Interest expense – deposits	Other income
Twelve months ended December 31, 2019
Total amounts presented in the consolidated statement of income	$(454)	$4,267	$630	$(853)	$68

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	(247)	—	—	(1)	—
Recognized on derivatives designated as hedging instruments	231	—	—	—	—
Net income (expense) recognized on fair value hedges	(16)	—	—	(1)	—
Net gain (loss) on cash flow hedging relationships
Realized gains (losses) (pre-tax) reclassified from AOCI into net income
Interest contracts	(1)	15	—	—	—
Foreign exchange contracts	—	—	—	—	32
Net income (expense) recognized on cash flow hedges	$(1)	$15	$—	—	32

Twelve months ended December 31, 2018
Total amounts presented in the consolidated statement of income	$(420)	$4,023	$650	$(517)	$176

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	(5)	—	—	1	—
Recognized on derivatives designated as hedging instruments	(12)	—	—	—	—
Net income (expense) recognized on fair value hedges	(17)	—	—	$1	$—
Net gain (loss) on cash flow hedging relationships
Realized gains (losses) (pre-tax) reclassified from AOCI into net income
Interest contracts	(2)	(68)	2	—	31
Net income (expense) recognized on cash flow hedges	$(2)	$(68)	$2	—	$31

Twelve months ended December 31, 2017
Total amounts presented in the consolidated statement of income	$(319)	$3,677	$603	$(278)	$153

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	—	—	—	—	107
Recognized on derivatives designated as hedging instruments	49	—	—	—	(103)
Net income (expense) recognized on fair value hedges	49	—	—	—	$4
Net gain (loss) on cash flow hedging relationships
Realized gains (losses) (pre-tax) reclassified from AOCI into net income
Interest contracts	(4)	19	—	—	—
Gains (losses) (before tax) recognized in income for hedge ineffectiveness	—	—	—	—	—
Net income (expense) recognized on cash flow hedges	$(4)	$19	$—	—	—

(a)	Prior period gain or loss amounts were not restated to conform to the new hedge accounting guidance adopted in 2018.

Net investment hedges. We previously entered into foreign currency forward contracts to hedge our exposure to changes in the carrying value of our investments in foreign subsidiaries as a result of changes in the related foreign exchange rates. In December 2019, our last remaining net investment hedge was discontinued in connection with the substantial liquidation of the net assets of KEF’s Canadian subsidiary. The discontinuance of this hedge relationship resulted in reclassification from AOCI into other income of pre-tax gains of $32 million related to cumulative changes in the fair value of the net investment hedge. The gain was offset by the reclassification of $14 million from AOCI into other income related to the pre-tax foreign currency translation adjustment loss on the net investment balance.

We did not exclude any portion of our hedging instruments from the assessment of hedge effectiveness of the net investment hedges during the year ended December 31, 2019.

The following table summarizes the pre-tax net gains (losses) on our cash flow and net investment hedges for the years ended December 31, 2019, December 31, 2018, and December 31, 2017, and where they are recorded on the income statement. The table includes net gains (losses) recognized in OCI during the period and net gains (losses) reclassified from AOCI into income during the current period.

in millions	Net Gains (Losses) Recognized in OCI	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income	Net Gains (Losses) Reclassified From OCI Into Income(a)	Net Gains (Losses) Recognized in Other Income(a)
Twelve months ended December 31, 2019
Cash Flow Hedges
Interest rate	$442	Interest income — Loans	$15	$—
Interest rate	(1)	Interest expense — Long-term debt	(1)	—
Interest rate	3	Investment banking and debt placement fees	—	—
Net Investment Hedges
Foreign exchange contracts	(4)	Other Income	32	—
Total	$440		$46	$—
Twelve months ended December 31, 2018
Cash Flow Hedges
Interest rate	$(13)	Interest income — Loans	$(68)	$—
Interest rate	2	Interest expense — Long-term debt	(2)	—
Interest rate	1	Investment banking and debt placement fees	2	—
Net Investment Hedges
Foreign exchange contracts	19	Other Income	31	—
Total	$9		$(37)	$—
Twelve months ended December 31, 2017
Cash Flow Hedges
Interest rate	$(59)	Interest income — Loans	$19	$—
Interest rate	—	Interest expense — Long-term debt	(4)	—
Interest rate	(1)	Investment banking and debt placement fees	—	—
Net Investment Hedges
Foreign exchange contracts	(17)	Other Income	—	—
Total	$(77)		$15	$—

(a)	Prior period gain or loss amounts were not restated to conform to the new hedge accounting guidance adopted in 2018.
Nonhedging instruments.

The following table summarizes the pre-tax net gains (losses) on our derivatives that are not designated as hedging instruments for the years ended December 31, 2019, December 31, 2018, and December 31, 2017, and where they are recorded on the income statement.

	2019				2018				2017
Year ended December 31, in millions	Corporate Services Income	Consumer Mortgage Income	Other Income	Total	Corporate Services Income	Consumer Mortgage Income	Other Income	Total	Corporate Services Income	Consumer Mortgage Income	Other Income	Total
NET GAINS (LOSSES)
Interest rate	$46	—	$(2)	$44	$38	—	$(1)	$37	$29	—	$(1)	$28
Foreign exchange	45	—	—	45	42	—	—	42	41	—	—	41
Commodity	6	—	—	6	8	—	—	8	6	—	—	6
Credit	(6)	—	(36)	(42)	2	—	(30)	(28)	2	—	(21)	(19)
Other	—	$2	—	2	—	$(1)	12	11	—	$(1)	(6)	(7)
Total net gains (losses)	$91	$2	$(38)	$55	$90	$(1)	$(19)	$70	$78	$(1)	$(28)	$49

Counterparty Credit Risk
We use several means to mitigate and manage exposure to credit risk on derivative contracts. We enter into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with a single counterparty in the event of default. Additionally, we monitor counterparty credit risk exposure on each contract to determine appropriate limits on our total credit exposure across all product types. We review our collateral positions on a daily basis and exchange collateral with our counterparties in accordance with standard ISDA documentation, central clearing rules, and other related agreements. We hold collateral in the form of cash and highly rated securities issued by the U.S. Treasury, government-sponsored enterprises, or GNMA. Cash collateral netted against derivative assets on the balance sheet totaled $207 million at December 31, 2019, and $33 million at December 31, 2018. The cash collateral netted against derivative liabilities totaled $69 million at December 31, 2019, and $37 million at December 31, 2018.

The following table summarizes the fair value of our derivative assets by type at the dates indicated. These assets represent our gross exposure to potential loss after taking into account the effects of bilateral collateral and master netting agreements and other means used to mitigate risk.

December 31, in millions	2019	2018
Interest rate	$848	$308
Foreign exchange	30	60
Commodity	95	187
Credit	—	—
Other	14	9
Derivative assets before collateral	987	564
Less: Related collateral	207	33
Total derivative assets	$780	$531

We enter into derivative transactions with two primary groups: broker-dealers and banks, and clients. Since these groups have different economic characteristics, we have different methods for managing counterparty credit exposure and credit risk.
We enter into transactions with broker-dealers and banks for various risk management purposes. These types of transactions are primarily high dollar volume. We enter into bilateral collateral and master netting agreements with these counterparties. We clear certain types of derivative transactions with these counterparties, whereby central clearing organizations become the counterparties to our derivative contracts. In addition, we enter into derivative contracts through swap execution facilities. Swap clearing and swap execution facilities reduce our exposure to counterparty credit risk. At December 31, 2019, we had gross exposure of $431 million to broker-dealers and banks. We had net exposure of $107 million after the application of master netting agreements and cash collateral, where such qualifying agreements exist. We had net exposure of $105 million after considering $2 million of additional collateral held in the form of securities.

We enter into transactions using master netting agreements with clients to accommodate their business needs. In most cases, we mitigate our credit exposure by cross-collateralizing these transactions to the underlying loan collateral. For transactions that are not clearable, we mitigate our market risk by buying and selling U.S. Treasuries and Eurodollar futures or entering into offsetting positions. Due to the cross-collateralization to the underlying loan, we typically do not exchange cash or marketable securities collateral in connection with these transactions. To address the risk of default associated with these contracts, we have established a CVA reserve (included in “accrued income and other assets”) in the amount of $27 million at December 31, 2019. The CVA is calculated from potential future exposures, expected recovery rates, and market-implied probabilities of default. At December 31, 2019, we had gross exposure of $753 million to client counterparties and other entities that are not broker-dealers or banks for derivatives that have associated master netting agreements. We had net exposure of $672 million on our derivatives with these counterparties after the application of master netting agreements, collateral, and the related reserve.
Credit Derivatives
We are a buyer and, under limited circumstances, may be a seller of credit protection through the credit derivative market. We purchase credit derivatives to manage the credit risk associated with specific commercial lending and swap obligations as well as exposures to debt securities. Our credit derivative portfolio was in a net liability position of $9 million as of December 31, 2019 and less than $1 million as of December 31, 2018.

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

The following table provides information on the types of credit derivatives sold by us and held on the balance sheet at December 31, 2019, and December 31, 2018. The notional amount represents the amount that the seller could be required to pay. The payment/performance risk shown in the table represents a weighted average of the default probabilities for all reference entities in the respective portfolios. These default probabilities are implied from observed credit indices in the credit default swap market, which are mapped to reference entities based on Key’s internal risk rating.

	2019			2018
December 31, dollars in millions	Notional Amount	Average Term (Years)	Payment / Performance Risk	Notional Amount	Average Term (Years)	Payment / Performance Risk
Other	$134	14.30	14.56%	$22	13.43	17.18%
Total credit derivatives sold	$134	—	—	$22	—	—

Credit Risk Contingent Features

We have entered into certain derivative contracts that require us to post collateral to the counterparties when these contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to our long-term senior unsecured credit ratings with Moody’s and S&P. Collateral requirements also are based on minimum transfer amounts, which are specific to each Credit Support Annex (a component of the ISDA Master Agreement) that we have signed with the counterparties. In a limited number of instances, counterparties have the right to terminate their ISDA Master Agreements with us if our ratings fall below a certain level, usually investment-grade level (i.e., “Baa3” for Moody’s and “BBB-” for S&P). At December 31, 2019, KeyBank’s rating was “A3” with Moody’s and “A-” with S&P, and KeyCorp’s rating was “Baa1” with Moody’s and “BBB+” with S&P. As of December 31, 2019, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our ratings) held by KeyBank that were in a net liability position totaled $62 million, which includes $25 million in derivative assets and $87 million in derivative liabilities. We had $60 million in cash and securities collateral posted to cover those positions as of December 31, 2019. There were no derivative contracts with credit risk contingent features held by KeyCorp at December 31, 2019.

The following table summarizes the additional cash and securities collateral that KeyBank would have been required to deliver under the ISDA Master Agreements had the credit risk contingent features been triggered for the derivative contracts in a net liability position as of December 31, 2019, and December 31, 2018. The additional collateral amounts were calculated based on scenarios under which KeyBank’s ratings are downgraded one, two, or three ratings as of December 31, 2019, and December 31, 2018, and take into account all collateral already posted. A similar calculation was performed for KeyCorp, and no additional collateral would have been required at December 31, 2019, or December 31, 2018.

December 31, in millions	2019		2018
	Moody’s	S&P	Moody’s	S&P
KeyBank’s long-term senior unsecured credit ratings	A3	A-	A3	A-
One rating downgrade	$1	$1	$2	$2
Two rating downgrades	1	1	2	2
Three rating downgrades	1	1	2	2

KeyBank’s long-term senior unsecured credit rating was four ratings above noninvestment grade at Moody’s and S&P as of December 31, 2019, and December 31, 2018. If KeyBank’s ratings had been downgraded below investment grade as of December 31, 2019, and December 31, 2018, payments of up to $3 million and $4 million, respectively, would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted. If KeyCorp’s ratings had been downgraded below investment grade as of December 31, 2019, and December 31, 2018, no payments would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted.

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

Commercial

Changes in the carrying amount of commercial mortgage servicing assets are summarized as follows:

Year ended December 31, in millions	2019	2018
Balance at beginning of period	$502	$412
Servicing retained from loan sales	108	117
Purchases	47	75
Amortization	(115)	(102)
Temporary impairments	(3)	—
Balance at end of period	$539	$502
Fair value at end of period	$665	$757

The fair value of commercial mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the commercial mortgage loans. This calculation uses a number of assumptions that are based on current market conditions. The range and weighted-average of the significant unobservable inputs used to fair value our commercial mortgage servicing assets at December 31, 2019, and December 31, 2018, along with the valuation techniques, are shown in the following table:

dollars in millions		December 31, 2019	December 31, 2018
Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
Discounted cash flow	Expected defaults	1.00 - 2.00% (1.13%)	1.00 - 2.00% (1.14%)
	Residual cash flows discount rate	7.00 - 11.44% (9.32%)	7.00 - 15.00% (9.18%)
	Escrow earn rate	1.44 - 2.32% (2.03%)	2.56 - 4.20% (3.35%)
	Loan assumption rate	0.01 - 3.37% (1.37%)	0.00 - 3.22% (1.35%)

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

The amortization of commercial mortgage servicing assets for each period, as shown in the table at the beginning of this note, is recorded as a reduction to contractual fee income. The contractual fee income from servicing commercial mortgage loans totaled $196 million for the year ended December 31, 2019, $171 million for the year ended December 31, 2018, and $150 million for the year ended December 31, 2017. This fee income was partially offset by $118 million of amortization for the year ended December 31, 2019, $102 million for the year ended December 31, 2018, and $90 million for the year ended December 31, 2017. Both the contractual fee income and the amortization are recorded, net, in “mortgage servicing fees” on the income statement.

Residential

Changes in the carrying amount of residential mortgage servicing assets are summarized as follows:

in millions	2019	2018
Balance at beginning of period	$37	31
Servicing retained from loan sales	15	$10
Purchases	—	—
Amortization	(6)	(4)
Balance at end of period	$46	$37
Fair value at end of period	$50	$52

The fair value of residential mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the residential mortgage loans. This calculation uses a number of assumptions that are based on current market conditions. The range and weighted-average of the significant unobservable inputs used to fair value our residential mortgage servicing assets at December 31, 2019, along with the valuation techniques, are shown in the following table:

		December 31, 2019	December 31, 2018
Valuation Technique	Significant Unobservable Input	Range (Weighted-Average)
Discounted cash flow	Prepayment speed	10.38 - 61.51% (12.95%)	8.45 - 56.11% (9.08%)
	Discount rate	7.50 - 8.50% (7.52%)	7.50 - 10.00% (7.54%)
	Servicing cost	$62 - $4,375 ($68.73)	$62 - $5,125 ($68.25)

If these economic assumptions change or prove incorrect, the fair value of residential mortgage servicing assets may also change. Prepayment speed, discount rates, and servicing cost     are critical to the valuation of residential mortgage servicing assets. Estimates of these assumptions are based on how a market participant would view the respective rates and reflect historical data associated with the residential mortgage loans, industry trends, and other considerations. Actual rates may differ from those estimated due to changes in a variety of economic factors. An increase in the prepayment speed would cause a decrease in the fair value of our residential mortgage servicing assets. An increase in the assigned discount rates and servicing cost assumptions would cause a decrease in the fair value of our residential mortgage servicing assets.

The amortization of residential mortgage servicing assets for December 31, 2019, as shown in the table above, is recorded as a reduction to contractual fee income. The contractual fee income from servicing residential mortgage loans totaled $21 million for the year ended December 31, 2019, $14 million for the year ended December 31, 2018, and $12 million for the year ended December 31, 2017. This fee income was offset by $6 million of amortization for the year ended December 31, 2019, $4 million for the year ended December 31, 2018, and $4 million for the year ended December 31, 2017. Both the contractual fee income and the amortization are recorded, net, in “mortgage servicing fees” on the income statement.

10. Leases

As a lessee, we enter into leases of land, buildings, and equipment. Our real estate leases primarily relate to bank branches and office space. The leases of equipment principally relate to technology assets for data processing and data storage. As a lessor, we primarily provide financing through our equipment leasing business.

Lessee

Our leases are classified as either operating or financing and have remaining terms ranging from 1 to 20 years with the exception of certain ground leases that have terms over 30 years. For leases with initial terms greater than one year, a lease liability, measured as the present value of unpaid lease payments, and a corresponding right-of-use asset for the right to use the leased properties are reported on the balance sheet. Lease payments are discounted using Key’s incremental borrowing rate, consistent with what Key would pay to borrow on a collateralized basis over a term similar to each lease. Leases with an initial term of less than one year are not recorded on the balance sheet. The related expense is recognized on a straight-line basis over the lease term.

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

Operating lease expense is recognized in "net occupancy" and "equipment" on the income statement. The components of lease expense are summarized as follows:

in millions	Twelve months ended December 31, 2019
Operating lease cost	$136
Finance lease cost:
Amortization of right-of-use assets	2
Interest on lease liabilities	1
Variable lease cost	24
Total lease cost (a)	$163

(a)	Short-term lease cost was less than less than $1 million for the twelve months ended December 31, 2019.

Cash flows related to leases are summarized as follows:

in millions	Twelve months ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$1
Operating cash flows from operating leases	146
Financing cash flows from finance leases	2
Right-of-use assets obtained in exchange for lease obligations: (a)
Operating leases	$81
Net gain recognized from sale leaseback transaction (b)	$14

(a)	There were no right-of-use assets obtained in exchange for finance lease obligations for the twelve months ended December 31, 2019.

(b)	During the third quarter of 2019, we entered into a sale leaseback transaction related to one branch which resulted in total proceeds of $16 million.

Additional balance sheet information related to leases is summarized as follows:

in millions	Balance sheet classification	December 31, 2019
Operating lease assets	Accrued income and other assets	$654
Operating lease liabilities	Accrued expense and other liabilities	748
Finance leases:
Property and equipment, gross	Premises and equipment	28
Accumulated depreciation	Premises and equipment	(17)
Property and equipment, net		11

Finance lease liabilities	Long-term debt	13

Information pertaining to the lease term and weighted-average discount rate is summarized as follows:

December 31, 2019
Weighted-average remaining lease term:
Operating leases	7.5
Finance leases	6.06
Weighted-average discount rate:
Operating leases	3.26%
Finance leases	3.94%

Maturities of lease liabilities are summarized as follows:

in millions	Operating Leases	Finance Leases	Total
2020	$142	$3	$145
2021	131	3	134
2022	117	2	119
2023	101	2	103
2024	82	1	83
Thereafter	265	4	269
Total lease payments	838	15	853
Less imputed interest	90	2	92
Total	$748	$13	$761

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

Interest income from sales-type and direct financing leases is recognized in "interest income — loans" on the statement of income. Income related to operating leases is recognized in “operating lease income and other leasing gains” on the income statement. The components of equipment leasing income are summarized in the table below:

in millions	Twelve months ended December 31, 2019
Sales-type and direct financing leases
Interest income on lease receivable	$121
Interest income related to accretion of unguaranteed residual asset	13
Interest income on deferred fees and costs	—
Total sales-type and direct financing lease income	134
Operating leases
Operating lease income related to lease payments	133
Other operating leasing gains	28
Total operating lease income and other leasing gains	161
Total lease income	$295

Equipment leasing receivables relate to sales-type and direct financing leases. The composition of the net investment in sales-type and direct financing leases is as follows:

in millions	December 31, 2019
Lease receivables	$3,792
Unearned income	(329)
Unguaranteed residual value	490
Deferred fees and costs	16
Net investment in sales-type and direct financing leases	$3,969

The residual value component of a lease represents the fair value of the leased asset at the end of the lease term. We rely on industry data, historical experience, independent appraisals and the experience of the equipment leasing asset management team to value lease residuals. Relationships with a number of equipment vendors give the asset management team insight into the life cycle of the leased equipment, pending product upgrades and competing products. Effective January 1, 2019, as a result of the implementation of ASU 2016-02, Key assesses net investments in leases, including residual values, for impairment and recognizes any impairment losses in accordance with the impairment guidance for financial instruments. The carrying amount of residual assets covered by residual value guarantees was $289 million at December 31, 2019.

At December 31, 2019, minimum future lease payments to be received for sales-type and direct financing leases are as follows:

in millions	Sales-type and direct financing lease payments
2020	$1,127
2021	867
2022	634
2023	413
2024	258
Thereafter	496
Total lease payments	$3,795

At December 31, 2019, minimum future lease payments to be received for operating leases are as follows:

in millions	Operating lease payments
2020	$129
2021	114
2022	97
2023	80
2024	69
Thereafter	167
Total lease payments	$656

The carrying amount of operating lease assets at December 31, 2019, was $941 million.

11. Premises and Equipment

Premises and equipment at December 31, 2019, and December 31, 2018, consisted of the following:

		December 31,
dollars in millions	Useful life (in years)	2019	2018
Land	Indefinite	$128	$135
Buildings and improvements	15-40	729	747
Leasehold improvements	1-15	620	626
Furniture and equipment	2-15	872	907
Capitalized building leases	1-14 (a)	28	28
Construction in process	N/A	48	35
Total premises and equipment		2,425	2,478
Less: Accumulated depreciation and amortization		(1,611)	(1,596)
Premises and equipment, net		$814	$882

(a)	Capitalized building and equipment leases are amortized over the lesser of the useful life of asset or lease term.

Depreciation and amortization expense related to premises and equipment for the years ended December 31, 2019, December 31, 2018, and December 31, 2017 was $118 million, $131 million, and $138 million, respectively. This includes amortization of assets under capital leases.
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
We conducted a quantitative analysis as of October 1, 2019, and concluded goodwill was not impaired.
We determined that the estimated fair value of each of Key’s reporting units was greater than its carrying amount. The estimated fair value of the Consumer Bank reporting unit was 76% greater than its carrying amount, the estimated fair value of the Commercial Bank reporting unit was 29% greater than its carrying amount and the estimated fair value of the Institutional Bank reporting unit, which is aggregated in the Commercial Bank reporting segment, was 34% greater than its carrying amount. The fair values of each reporting unit were estimated using a combination of income and market approaches. The income approach utilized discounted cash flow projections for each reporting unit. The market approach consisted primarily of public company metrics but also considered recent transactions in the financial services industry. The carrying amounts of Key’s reporting units represent the average equity based on risk-weighted regulatory capital for goodwill impairment testing and management reporting purposes.
Based on our quarterly review of impairment indicators during 2019 and 2018, it was not necessary to perform further reviews of goodwill recorded in our reporting units. We will continue to monitor as appropriate.
Changes in the carrying amount of goodwill by reporting segment are presented in the following table:

in millions	Consumer Bank	Commercial Bank	Total
BALANCE AT DECEMBER 31, 2017	$2,124	$414	$2,538
KIBS divestiture	(22)	—	(22)
BALANCE AT DECEMBER 31, 2018	2,102	414	2,516
Reallocation of goodwill	(498)	498	—
Laurel Road acquisition	148	—	148
BALANCE AT DECEMBER 31, 2019	$1,752	$912	$2,664

Additional information regarding the above acquisition and divestiture is provided in Note 15 (“Acquisitions, Divestiture, and Discontinued Operations”). Additional information regarding the above reallocation of goodwill is provided in Note 25 (“Business Segment Reporting”).
As of December 31, 2019, we expect goodwill in the amount of $608 million to be deductible for tax purposes in future periods.
There were no accumulated impairment losses related to any of Key’s reporting units at December 31, 2019, December 31, 2018, and December 31, 2017.
The following table shows the gross carrying amount and the accumulated amortization of intangible assets subject to amortization:

	2019		2018
December 31, in millions	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Core deposit intangibles	$355	$193	$396	$184
PCCR intangibles	152	145	152	138
Other intangible assets	115	31	115	25
Total	$622	$369	$663	$347

The following table presents estimated intangible asset amortization expense for the next five years.

	Estimated
in millions	2020	2021	2022	2023	2024
Intangible asset amortization expense	$62	$52	$43	$34	$25

13. Variable Interest Entities

A VIE is a partnership, limited liability company, trust, or other legal entity that meets any one of the following criteria:

•	The entity does not have sufficient equity to conduct its activities without additional subordinated financial support from another party.

•	The entity’s investors lack the power to direct the activities that most significantly impact the entity’s economic performance.

•	The entity’s equity at risk holders do not have the obligation to absorb losses or the right to receive residual returns.

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

Our maximum exposure to loss in connection with these partnerships consists of our unamortized investment balance plus any unfunded equity commitments and tax credits claimed but subject to recapture. We had $1.5 billion and $1.4 billion of investments in LIHTC operating partnerships at December 31, 2019, and December 31, 2018, respectively. These investments are recorded in “accrued income and other assets” on our balance sheet. We do not have any loss reserves recorded related to these investments because we believe the likelihood of any loss is remote. For all legally binding unfunded equity commitments, we increase our recognized investment and recognize a liability. As of December 31, 2019, and December 31, 2018, we had liabilities of $546 million and $532 million, respectively, related to investments in qualified affordable housing projects, which are recorded in “accrued expense and other liabilities” on our balance sheet. We continue to invest in these LIHTC operating partnerships.

The assets and liabilities presented in the table below convey the size of KCDC’s direct and indirect investments at December 31, 2019, and December 31, 2018. As these investments represent unconsolidated VIEs, the assets and liabilities of the investments themselves are not recorded on our balance sheet.

	Unconsolidated VIEs
in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
December 31, 2019
LIHTC investments	$6,405	$2,526	$1,846
December 31, 2018
LIHTC investments	$5,932	$2,569	$1,740

We amortize our LIHTC investments over the period that we expect to receive the tax benefits. In 2019, we recognized $187 million of amortization and $184 million of tax credits associated with these investments within “income taxes” on our income statement. In 2018, we recognized $170 million of amortization and $166 million of tax credits associated with these investments within “income taxes” on our income statement.

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

Our maximum exposure to loss associated with indirect principal investments consists of the investments’ fair value plus any unfunded equity commitments. The fair value of our indirect principal investments totaled $68 million and

$96 million at December 31, 2019, and December 31, 2018, respectively. These investments are recorded in “other investments” on our balance sheet. Additional information on indirect principal investments is provided in Note 6 (“Fair Value Measurements”). The table below reflects the size of the private equity funds in which KCC was invested as well as our maximum exposure to loss in connection with these investments at December 31, 2019.

	Unconsolidated VIEs
in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
December 31, 2019
Indirect investments	$12,954	$205	$89
December 31, 2018
Indirect investments	$19,659	$376	$122

Through our principal investing entities, we have formed and funded operating entities that provide management and other related services to our investment company funds, which directly invest in portfolio companies. In return for providing services to our direct investment funds, these entities’ receive a minority equity interest in the funds. This minority equity ownership is recorded at fair value on the entities’ financial statements. Additional information on our direct principal investments is provided in Note 6 (“Fair Value Measurements”). While other equity investors manage the daily operations of these entities, we retain the power, through voting rights, to direct the activities of the entities that most significantly impact their economic performance. In addition, we have the obligation to absorb losses and the right to receive residual returns that could potentially be significant to these entities. As a result, we have determined that we are the primary beneficiary of these funds and have consolidated them since formation. The entities had no assets and no liabilities at December 31, 2019, and December 31, 2018.

Other unconsolidated VIEs. We are involved with other various entities in the normal course of business which we have determined to be VIEs. We have determined that we are not the primary beneficiary of these VIEs because we do not have the power to direct the activities that most significantly impact their economic performance. Our assets associated with these unconsolidated VIEs totaled $282 million at December 31, 2019, and $248 million at December 31, 2018. These assets are recorded in “accrued income and other assets,” “other investments,” “securities available for sale,” and “loans, net of unearned income” on our balance sheet. We had liabilities totaling $1 million associated with these unconsolidated VIEs at December 31, 2019, and $2 million at December 31, 2018. These liabilities are recorded in “accrued expenses and other liabilities” on our balance sheet. We have excluded certain transactions with unconsolidated VIEs from the balances above where we determine our continuing involvement is not significant.  In addition, where we only have a lending arrangement in the normal course of business with unconsolidated VIEs we present the balances related to the lending arrangements in Note 5 (“Asset Quality”).
14. Income Taxes
Income taxes included in the income statement are summarized below. We file a consolidated federal income tax return.

Year ended December 31, in millions	2019	2018	2017
Currently payable:
Federal	$241	$184	$334
State	20	62	—
Total currently payable	261	246	334
Deferred:
Federal	34	117	274
State	19	(19)	29
Total deferred	53	98	303
Total income tax (benefit) expense (a)	$314	$344	$637

(a)
There was income tax (benefit) expense on securities transactions of $5 million in 2019, and no income tax (benefit) expense on securities transactions in 2018 and 2017. Income tax expense excludes equity- and gross receipts-based taxes, which are assessed in lieu of an income tax in certain states in which we operate. These non-income taxes, which are recorded in “noninterest expense” on the income statement, totaled $23 million in 2019, $15 million in 2018, and $22 million in 2017.

On December 22, 2017, the TCJ Act was signed into law. This comprehensive tax legislation provided for significant changes to the U.S. Internal Revenue Code of 1986, as amended, that impacted corporate taxation requirements such as the reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018.

We were required to re-value certain tax-related assets under the provisions of the TCJ Act at December 31, 2017. Under current U.S. GAAP, deferred tax assets and liabilities are to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date. The tax-related assets consist primarily of deferred tax assets and liabilities and investments in low-income housing transactions. We recorded a $147 million, or 7.6%, increase in our income tax provision for the twelve months ended December 31, 2017, due to the reduction to our net deferred tax asset and related actions.

During 2018, we completed and filed our 2017 federal income tax return and management finalized its assessment of the initial impact of the TCJ Act and related regulatory guidance. As a result, our income tax provision was increased by $7 million.

Significant components of our deferred tax assets and liabilities included in “accrued income and other assets” and “accrued expense and other liabilities,” respectively, on the balance sheet, are as follows:

December 31, in millions	2019	2018
Allowance for loan and lease losses	$236	$232
Employee benefits	164	170
Net unrealized securities losses	—	144
Federal net operating losses and credits	81	34
Fair value adjustments	21	41
Non-tax accruals	61	80
Operating lease liabilities (a)	178	—
State net operating losses and credits	1	3
Other	245	221
Gross deferred tax assets	987	925
Less: Valuation Allowance	—	11
Total deferred tax assets	987	914

Leasing transactions	628	531
Net unrealized securities gains	117	—
Operating lease right-of-use assets (a)	156	—
Other	175	161
Total deferred tax liabilities	1,076	692
Net deferred tax assets (liabilities) (b)	$(89)	$222

(a)	A separate deferred tax asset and liability is recognized for each operating lease item resulting from the adoption of ASC 842 in 2019.

(b)	From continuing operations.

We conduct quarterly assessments of all available evidence to determine the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded. The available evidence used in connection with these assessments includes taxable income in prior periods, projected future taxable income, potential tax-planning strategies, and projected future reversals of deferred tax items. These assessments involve a degree of subjectivity and may undergo significant change. Based on these criteria, we have no recorded valuation allowances at December 31, 2019.

At December 31, 2019, we had federal net operating loss carryforwards of $43 million and federal credit carryforwards of $72 million. The federal net operating loss carryforwards are from prior acquisitions by First Niagara and are subject to annual limitations under the tax code and, if not utilized, will expire in the years beginning 2027. The federal credit carryforward consists of general business credits which expire in 2037, under the Internal Revenue Code. We currently expect to fully utilize these losses and credits.

We had state net operating loss carryforwards of $40 million, resulting in a net state deferred tax asset of $1 million.
The following table shows how our total income tax expense (benefit) and the resulting effective tax rate were derived:

Year ended December 31, dollars in millions	2019		2018		2017
	Amount	Rate	Amount	Rate	Amount	Rate
Income (loss) before income taxes times 21% (35% for 2017) statutory federal tax rate	$425	21.0%	$463	21.0%	$675	35.0%
Amortization of tax-advantaged investments	132	6.5	127	5.8	104	5.4
Foreign tax adjustments	—	—	2.1		1.1
Tax-exempt interest income	(30)	(1.5)	(30)	(1.4)	(37)	(1.9)
Corporate-owned life insurance income	(29)	(1.4)	(29)	(1.3)	(46)	(2.4)
State income tax, net of federal tax benefit	31	1.5	34	1.5	19	1.0
Tax credits	(231)	(11.4)	(234)	(10.6)	(218)	(11.3)
Tax Cuts and Jobs Act	—	—	7.3		147	7.6
Other	16.9		4.2		(8)	(.5)
Total income tax expense (benefit)	$314	15.6%	$344	15.6%	$637	33.0%

Liability for Unrecognized Tax Benefits
The change in our liability for unrecognized tax benefits is as follows:

Year ended December 31, in millions	2019	2018
Balance at beginning of year	$35	$39
Increase for other tax positions of prior years	2	15
Decrease for payments and settlements	—	—
Decrease related to tax positions taken in prior years	(18)	(19)
Balance at end of year	$19	$35

Each quarter, we review the amount of unrecognized tax benefits recorded in accordance with the applicable accounting guidance. Any adjustment to unrecognized tax benefits is recorded in income tax expense. The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate was $19 million at December 31, 2019, and $35 million at December 31, 2018. We do not currently anticipate that the amount of unrecognized tax benefits will significantly change over the next 12 months.

As permitted under the applicable accounting guidance, it is our policy to record interest and penalties related to unrecognized tax benefits in income tax expense. We recorded net interest benefit of $.9 million, $.7 million, and $1.3 million in 2019, 2018, and 2017, respectively. We did not recover any state tax penalties in 2019 or 2018. We recovered state tax penalties of $1 million in 2017. At December 31, 2019, we had an accrued interest payable of $2 million, compared to $3 million at December 31, 2018. There was no liability for accrued state tax penalties at December 31, 2019, and December 31, 2018.

The amount of unrecognized tax benefits to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if certain criteria are met at December 31, 2019, and December 31, 2018, are $15.9 million and $14.3 million, respectively.
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

Divestitures

Key Insurance & Benefits Services, Inc. On May 4, 2018, we completed the sale of KIBS to USI Insurance Services. We acquired KIBS as a part of the 2016 merger with First Niagara. At the close of the sale to USI Insurance Services, we recognized a $73 million net gain on sale. In the third quarter of 2018, we recognized an additional $5 million gain upon the finalization of the net working capital.

Discontinued operations

Discontinued operations includes our government-guaranteed and private education lending business.  At December 31, 2019, and December 31, 2018, approximately $865 million and $1.1 billion, respectively, of education loans are included in discontinued assets on the consolidated balance sheets. Net interest income after provision for credit losses for this business is not material and is included in income (loss) from discontinued operations, net of taxes on the consolidated statements of income.

16. Securities Financing Activities

The following table summarizes our securities financing agreements at December 31, 2019, and December 31, 2018:

	December 31, 2019				December 31, 2018
in millions	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts
Offsetting of financial assets:
Reverse repurchase agreements	$5	$(5)	$—	—	$14	$(14)	—	—
Total	$5	$(5)	$—	—	$14	$(14)	—	—

Offsetting of financial liabilities:
Repurchase agreements (c)	$187	$(7)	$(180)	—	$319	$(14)	$(305)	—
Total	$187	$(7)	$(180)	—	$319	$(14)	$(305)	—

(a)	Netting adjustments take into account the impact of master netting agreements that allow us to settle with a single counterparty on a net basis.

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

As of December 31, 2019, the carrying amount of assets pledged as collateral against repurchase agreements totaled $204 million. Assets pledged as collateral are reported in “available for sale” and “held-to-maturity” securities on our balance sheet. At December 31, 2019, the liabilities associated with collateral pledged were solely comprised of customer sweep financing activity and had a carrying value of $180 million. The collateral pledged under customer sweep repurchase agreements is posted to a third-party custodian and cannot be sold or repledged by the secured party. The risk related to a decline in the market value of collateral pledged is minimal given the collateral's high credit quality and the overnight duration of the repurchase agreements.

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
17. Stock-Based Compensation
We maintain several stock-based compensation plans, which are described below. Total compensation expense for these plans was $96 million for 2019, $99 million for 2018, and $104 million for 2017. The total income tax benefit recognized in the income statement for these plans was $23 million for 2019, $23 million for 2018, and $39 million for 2017.
Our compensation plans allow us to grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, or other awards which may be denominated or payable in or valued by reference to our Common Shares or other factors, discounted stock purchases, and deferred compensation to eligible employees and directors. At December 31, 2019, we had 59,991,178 Common Shares available for future grant under our compensation plans. In accordance with a resolution adopted by the Compensation and Organization Committee of KeyCorp’s Board of Directors, we may not grant options to purchase Common Shares, restricted stock or other shares under any long-term compensation plan in an aggregate amount that exceeds 6% of our outstanding Common Shares in any rolling three-year period.
Stock Options
Stock options granted to employees generally become exercisable at the rate of 25% per year. No option granted by KeyCorp will be exercisable less than one year after, or expire later than ten years from, the grant date. The exercise price is the closing price of our Common Shares on the grant date (or the prior business day if the grant date is not a business day).
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
The Black-Scholes model requires several assumptions, which we developed and update based on historical trends and current market observations. Our determination of the fair value of options is only as accurate as the underlying assumptions. The assumptions pertaining to options issued during 2019, 2018, and 2017 are shown in the following table.

Year ended December 31,	2019	2018	2017
Average option life	6.5 years	6.5 years	6.0 years
Future dividend yield	3.88%	2.28%	1.79%
Historical share price volatility	.266	.282	.287
Weighted-average risk-free interest rate	2.5%	2.8%	2.1%

In 2019, shareholders approved the 2019 Equity Compensation Plan, under which 71,600,000 shares may be issued as equity awards. The Compensation and Organization Committee has authority to approve all stock option grants but may delegate some of its authority to grant awards from time to time. The committee has delegated to our Chief Executive Officer the authority to grant equity awards, including stock options, to any employee who is not designated an “officer” for purposes of Section 16 of the Exchange Act. No more than 3,000,000 Common Shares may be issued under this authority.

The following table summarizes activity, pricing and other information for our stock options for the year ended December 31, 2019:

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Life	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2018	8,123,844	$11.92	5.3 years	$31
Granted	659,602	17.51
Exercised	(2,039,208)	9.07
Lapsed or canceled	(58,430)	14.94
Outstanding at December 31, 2019	6,685,808	$13.32	5.2	47

Expected to vest	1,996,076	16.42	7.3	8
Exercisable at December 31, 2019	4,602,472	$11.89	4.3	$39

(a)	The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option.
The weighted-average grant-date fair value of options was $3.07 for options granted during 2019, $5.12 for options granted during 2018, and $4.60 for options granted during 2017. Stock option exercises numbered 2,039,208 in 2019, 1,960,444 in 2018, and 3,755,177 in 2017. The aggregate intrinsic value of exercised options was $18 million for 2019, $21 million for 2018, and $31 million for 2017. As of December 31, 2019, unrecognized compensation cost related to nonvested options under the plans totaled $2 million. We expect to recognize this cost over a weighted-average period of 2.0 years.
Cash received from options exercised was $18 million, $20 million, and $25 million in 2019, 2018, and 2017, respectively. The actual tax benefit realized for the tax deductions from options exercised totaled $1 million for 2019, $1 million for 2018, and $4 million for 2017.
Long-Term Incentive Compensation Program
Our Long-Term Incentive Compensation Program (the “Program”) rewards senior executives critical to our long-term financial success. Awards are granted annually in a variety of forms:

•	deferred cash payments that generally vest and are payable at the rate of 25% per year;

•	time-lapsed (service condition) restricted stock units payable in stock, which generally vest at the rate of 25% per year;

•	performance units payable in stock, which vest at the end of the three-year performance cycle and will not vest unless Key attains defined performance levels and the service condition is met; and

•	performance units payable in cash, which vest at the end of the three-year performance cycle and will not vest unless Key attains defined performance levels and the service condition is met.
During 2019, the total of performance units vested that were payable in stock and cash numbered 855,233 and 1,139,582, respectively. The total fair value of the performance units vested during 2019 that were payable in stock and cash was $9 million and $20 million, respectively. During 2018, the performance units vested that were payable in stock and cash numbered 508,799 and 561,313, respectively. The total fair value of the performance units vested during 2018 that were payable in stock and cash was $7 million and $12 million, respectively.

The following table summarizes activity and pricing information for the nonvested shares in the Program for the year ended December 31, 2019.

	Vesting Contingent on Service Conditions		Vesting Contingent on Performance and Service Conditions - Payable in Stock		Vesting Contingent on Performance and Service Conditions - Payable in Cash
	Number of Nonvested Shares	Weighted- Average Grant-Date Fair Value	Number of Nonvested Shares	Weighted- Average Grant-Date Fair Value	Number of Nonvested Shares	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2018	9,574,950	$16.84	1,294,403	$13.43	$3,245,051	$19.29
Granted	5,193,227	17.51	57,584	17.51	1,872,519	20.33
Vested	(3,946,285)	15.27	(855,233)	10.49	(1,139,582)	17.51
Forfeited	(525,498)	17.94	(5,565)	18.96	(78,104)	16.80
Outstanding at December 31, 2019	10,296,394	$17.73	491,189	$18.87	$3,899,884	$20.37

The compensation cost of time-lapsed and performance-based restricted stock or unit awards granted under the Program is calculated using the closing trading price of our Common Shares on the grant date (or the prior business day if the grant date is not a business day).

Unlike time-lapsed and performance-based restricted stock or units, we do not pay dividends during the vesting period for performance shares or units that may become payable in excess of targeted performance.
The weighted-average grant-date fair value of awards granted under the Program was $18.25 during 2019, $19.28 during 2018, and $19.82 during 2017. As of December 31, 2019, unrecognized compensation cost related to nonvested shares under the Program totaled $87 million. We expect to recognize this cost over a weighted-average period of 2.3 years. The total fair value of shares vested was $89 million in 2019, $93 million in 2018, and $76 million in 2017.
Deferred Compensation and Other Restricted Stock Awards
Our deferred compensation arrangements include voluntary and mandatory deferral programs for Common Shares awarded to certain employees and directors. Mandatory deferred incentive awards vest at the rate of 25% per year beginning one year after the deferral date. Deferrals under the voluntary programs are immediately vested.
We also may grant, upon approval by the Compensation and Organization Committee (or our Chief Executive Officer with respect to their delegated authority), other time-lapsed restricted stock or unit awards under various programs to recognize outstanding performance.
The following table summarizes activity and pricing information for the nonvested shares granted under our deferred compensation plans and these other restricted stock or unit award programs for the year ended December 31, 2019.

	Number of Nonvested Shares	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2018	3,279,817	$17.36
Granted	997,217	17.57
Dividend equivalents	19	17.07
Vested	(1,133,600)	16.60
Forfeited	(105,489)	18.61
Outstanding at December 31, 2019	3,037,964	$17.67

The weighted-average grant-date fair value of awards granted was $17.57 during 2019, $20.77 during 2018, and $18.55 during 2017. As of December 31, 2019, unrecognized compensation cost related to nonvested shares granted under our deferred compensation plans and the other restricted stock or unit award programs totaled $17 million. We expect to recognize this cost over a weighted-average period of 4.0 years. The total fair value of shares vested was $19 million in 2019, $22 million in 2018, and $21 million in 2017. Dividend equivalents presented in the preceding table represent the value of dividends accumulated during the vesting period.
Discounted Stock Purchase Plan
Our Discounted Stock Purchase Plan provides employees the opportunity to purchase our Common Shares at a 10% discount through payroll deductions or cash payments. Purchases are limited to $10,000 in any month and $50,000 in any calendar year, and are immediately vested. To accommodate employee purchases, we issue treasury shares on or around the fifteenth day of the month following the month employee payments are received. We issued 327,243 Common Shares at a weighted-average cost to employees of $15.73 during 2019, 327,435 Common Shares at a weighted-average cost to employees of $17.48 during 2018, and 257,738 Common Shares at a weighted-average cost to employees of $16.61 during 2017.
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
Pre-tax AOCI not yet recognized as net pension cost was $471 million at December 31, 2019, and $511 million at December 31, 2018, consisting entirely of net unrecognized losses.
During 2019 and 2018, lump sum payments made under certain pension plans triggered settlement accounting. In accordance with the applicable accounting guidance for defined benefit plans, we performed a remeasurement of the affected plans in conjunction with the settlement and recognized the settlement loss as reflected in the following table.
The components of net pension cost and the amount recognized in OCI for all funded and unfunded plans are as follows:

Year ended December 31, in millions	2019	2018	2017
Interest cost on PBO	$46	$41	$48
Expected return on plan assets	(48)	(53)	(68)
Amortization of losses	13	17	15
Settlement loss	18	17	—
Net pension cost	$29	$22	$(5)

Other changes in plan assets and benefit obligations recognized in OCI:
Net (gain) loss	$(8)	$20	$(10)
Amortization of gains	(31)	(33)	(15)
Total recognized in comprehensive income	$(39)	$(13)	$(25)

Total recognized in net pension cost and comprehensive income	$(10)	$9	$(30)

The information related to our pension plans presented in the following tables is based on current actuarial reports using measurement dates of December 31, 2019, and December 31, 2018.
The following table summarizes changes in the PBO related to our pension plans. Actuarial losses in 2019 are primarily a result of a change in the discount rate assumption.

Year ended December 31, in millions	2019	2018
PBO at beginning of year	$1,201	$1,323
Interest cost	46	41
Actuarial losses (gains)	91	(66)
Benefit payments	(105)	(97)
PBO at end of year	$1,233	$1,201

The following table summarizes changes in the FVA.

Year ended December 31, in millions	2019	2018
FVA at beginning of year	$1,046	$1,163
Actual return on plan assets	147	(34)
Employer contributions	14	14
Benefit payments	(105)	(97)
FVA at end of year	$1,102	$1,046

The following table summarizes the funded status of the pension plans, which equals the amounts recognized in the balance sheets at December 31, 2019, and December 31, 2018.

December 31, in millions	2019	2018
Funded status (a)	$(131)	$(155)

Net prepaid pension cost recognized consists of:
Noncurrent assets	$48	17
Current liabilities	(14)	$(15)
Noncurrent liabilities	(165)	(157)
Net prepaid pension cost recognized (b)	$(131)	$(155)

(a)	The shortage of the FVA under the PBO.

(b)	Represents the accrued benefit liability of the pension plans.
At December 31, 2019, our primary qualified cash balance pension plan was sufficiently funded under the requirements of ERISA. Consequently, we are not required to make a minimum contribution to that plan in 2020. We also do not expect to make any significant discretionary contributions during 2020.
At December 31, 2019, we expect to pay the benefits from all funded and unfunded pension plans as follows: 2020 — $94 million; 2021— $93 million; 2022 — $91 million; 2023 — $90 million; 2024 — $88 million and $394 million in the aggregate from 2025 through 2029.
The ABO for all of our pension plans was $1.2 billion at December 31, 2019, and $1.2 billion at December 31, 2018. As indicated in the table below, collectively our plans had an ABO in excess of plan assets as follows:

December 31,	2019		2018
in millions	Cash Balance Pension Plan	Other Defined Benefit Plans	Cash Balance Pension Plan	Other Defined Benefit Plans
PBO	$1,054	$179	$1,029	$172
ABO	1,054	179	1,029	172
Fair value of plan assets	1,102	—	1,046	—

To determine the actuarial present value of benefit obligations, we assumed the following weighted-average rates.

December 31,	2019	2018
Discount rate	2.89%	4.00%
Compensation increase rate	N/A	N/A
Weighted-average interest crediting rate	2.39%	3.02%

To determine net pension cost, we assumed the following weighted-average rates.

Year ended December 31,	2019	2018	2017
Discount rate	4.00%	3.25%	3.75%
Compensation increase rate	N/A	N/A	N/A
Expected return on plan assets	4.50	4.75	6.00

We estimate that we will recognize $13 million in net pension cost for 2020, compared to net pension cost of $29 million in 2019 and $22 million for 2018. A settlement loss was recorded in both 2019 and 2018 but not in 2017.
We estimate that a 25 basis point increase or decrease in the expected return on plan assets would change our net pension cost for 2020 by approximately $3 million. Pension cost also is affected by an assumed discount rate. We estimate that a 25 basis point change in the assumed discount rate would change net pension cost for 2020 by approximately $2 million.

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

•
Historical returns on our plan assets. Based on an annual reassessment of current and expected future capital market returns, our expected return on plan assets was 4.5% for 2019, 4.75% for 2018 and 6% for 2017. We deemed a rate of 3.75% to be appropriate in estimating 2019 pension cost.

The investment objectives of the pension fund are developed to reflect the characteristics of the plan, such as pension formulas, cash lump sum distribution features, and the liability profiles of the plan’s participants. An executive oversight committee reviews the plan’s investment performance at least quarterly, and compares performance against appropriate market indices. The pension fund’s investment objectives are to balance total return objectives with a continued management of plan liabilities, and to minimize the mismatch between assets and liabilities. These objectives are being implemented through liability driven investing and the adoption of a de-risking glide path. The following table shows the asset target allocations prescribed by the pension fund’s investment policies based on the plan’s funded status at December 31, 2019.

Target Allocation
Asset Class	2019
Equity securities:
U.S.	4%
International	2
Fixed income securities	87
Real assets	4
Other assets	3
Total	100%

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
The following tables show the fair values of our pension plan assets by asset class at December 31, 2019, and December 31, 2018.

December 31, 2019
in millions	Level 1	Level 2	Level 3	Total
ASSET CLASS
Equity securities:
Common — U.S.	$8	—	—	$8
Preferred — U.S.	3	—	—	3
Debt securities:
Corporate bonds — U.S.	—	$155	—	155
Corporate bonds — International	—	72	—	72
Government and agency bonds — U.S.	—	190	—	190
Government bonds — International	—	2	—	2
State and municipal bonds	—	27	—	27
Mutual funds:
Equity — International	2	—	—	2
Collective investment funds (measured at NAV) (a)	—	—	—	584
Insurance investment contracts and pooled separate accounts (measured at NAV) (a)	—	—	—	16
Other assets (measured at NAV) (a)	—	—	—	43
Total net assets at fair value	$13	$446	—	$1,102

(a)
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the fair value of plan assets presented elsewhere within this footnote.

December 31, 2018
in millions	Level 1	Level 2	Level 3	Total
ASSET CLASS
Equity securities:
Common — U.S.	6	—	—	6
Common — International	—	—	—	—
Preferred — U.S.	3	—	—	3
Debt securities:
Corporate bonds — U.S.	—	$157	—	157
Corporate bonds — International	—	65	—	65
Government and agency bonds — U.S.	—	180	—	180
Government bonds — International	—	2	—	2
State and municipal bonds	—	28	—	28
Mutual funds:
Equity — International	1	—	—	1
Collective investment funds (measured at NAV) (a)	—	—	—	546
Insurance investment contracts and pooled separate accounts (measured at NAV) (a)	—	—	—	16
Other assets (measured at NAV) (a)	—	—	—	42
Total net assets at fair value	$10	$432	—	$1,046

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
The components of pre-tax AOCI not yet recognized as net postretirement benefit cost are shown below.

December 31,
in millions	2019	2018
Net unrecognized losses (gains)	$(10)	$(12)
Net unrecognized prior service credit	(17)	—
Total unrecognized AOCI	$(27)	$(12)

The components of net postretirement benefit cost and the amount recognized in OCI for all funded and unfunded plans are as follows:

December 31,
in millions	2019	2018	2017
Service cost of benefits earned	$1	$1	$1
Interest cost on APBO	2	2	3
Expected return on plan assets	(2)	(2)	(2)
Amortization of prior service credit	—	(1)	(1)
Amortization of gains	(1)	(1)	—
Net postretirement benefit	—	(1)	1
Other changes in plan assets and benefit obligations recognized in OCI:
Net (gain) loss	$1	$1	$(4)
Amortization of prior service credit	1	1	1
Amortization of losses	—	—	—
Total recognized in comprehensive income	$2	$2	$(3)

Total recognized in net postretirement benefit cost and comprehensive income	$2	$1	$(2)

The information related to our postretirement benefit plans presented in the following tables is based on current actuarial reports using measurement dates of December 31, 2019, and December 31, 2018.
The following table summarizes changes in the APBO. Actuarial losses are a result of asset performance.

Year ended December 31,
in millions	2019	2018
APBO at beginning of year	$63	$69
Service cost	1	1
Interest cost	2	2
Plan participants’ contributions	1	1
Actuarial losses (gains)	10	(6)
Benefit payments	(8)	(4)
APBO at end of year	$52	$63

The following table summarizes changes in FVA.

Year ended December 31,
in millions	2019	2018
FVA at beginning of year	$47	$52
Employer contributions	—	—
Plan participants’ contributions	1	1
Benefit payments	(8)	(4)
Actual return on plan assets	12	(2)
FVA at end of year	$52	$47

The following table summarizes the funded status of the postretirement plans, which corresponds to the amounts recognized in the balance sheets at December 31, 2019, and December 31, 2018.

December 31,
in millions	2019	2018
Funded status (a)	—	$(17)
Accrued postretirement benefit cost recognized (b)	—	(17)

(a)	The shortage of the FVA under the APBO.

(b)	Consists entirely of noncurrent liabilities.

There are no regulations that require contributions to the VEBA trust that funds our retiree healthcare plan, so there is no minimum funding requirement. We are permitted to make discretionary contributions to the VEBA trust, subject to certain IRS restrictions and limitations. We anticipate that our discretionary contributions in 2020, if any, will be minimal.
At December 31, 2019, we expect to pay the benefits from other postretirement plans as follows: 2020 — $7 million; 2021 — $7 million; 2022 — $6 million; 2023 — $5 million; 2024 — $5 million; and $24 million in the aggregate from 2024 through 2028.
To determine the APBO, we assumed discount rates of 4.5% at December 31, 2019, and 4% at December 31, 2018.
To determine net postretirement benefit cost, we assumed the following weighted-average rates.

Year ended December 31,	2019	2018	2017
Discount rate	4.50%	3.50%	3.75%
Expected return on plan assets	4.50	4.50	4.50

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
We do not expect to recognize a credit or an expense in net postretirement benefit cost for 2020. We recognized a credit of less than $1 million in 2019 and 2018.
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

Target Allocation
Asset Class	2019
Equity securities	80%
Fixed income securities	20
Cash equivalents	—
Total	100%

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
The following tables show the fair values of our postretirement plan assets by asset class at December 31, 2019, and December 31, 2018.

December 31, 2019
in millions	Level 1	Level 2	Level 3	Total
ASSET CLASS
Mutual funds:
Equity — U.S.	$22	—	—	$22
Equity — International	9	—	—	9
Fixed income — U.S.	7	—	—	7
Collective investment funds:
Equity — U.S.(a)	—	—	—	12
Other assets (measured at NAV)(a)	—	—	—	2
Total net assets at fair value	$38	—	—	$52

(a)
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the fair value of plan assets presented elsewhere within this footnote.

December 31, 2018
in millions	Level 1	Level 2	Level 3	Total
ASSET CLASS
Mutual funds:
Equity — U.S.	$21	—	—	$21
Equity — International	8	—	—	8
Fixed income — U.S.	7	—	—	7
Fixed income — International	—	—	—	—
Collective investment funds:
Equity — U.S. (a)	—	$—	—	9
Other assets (measured at NAV)	—	—	—	2
Total net assets at fair value	$36	$—	—	$47

(a)
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the fair value of plan assets presented elsewhere within this footnote.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 introduced a prescription drug benefit under Medicare and prescribes a federal subsidy to sponsors of retiree healthcare benefit plans that offer prescription drug coverage that is “actuarially equivalent” to the benefits under Medicare Part D. Based on our application of the relevant regulatory formula, we determined that the prescription drug coverage related to our retiree healthcare benefit plan is not actuarially equivalent to the Medicare benefit for the vast majority of retirees. For the years ended December 31, 2019, and December 31, 2018, we did not receive federal subsidies.
Employee 401(k) Savings Plan
A substantial number of our employees are covered under a savings plan that is qualified under Section 401(k) of the Internal Revenue Code. The plan permits employees to contribute from 1% to 100% of eligible compensation, with up to 6% being eligible for matching contributions. Commencing January 1, 2010, an automatic enrollment feature was added to the plan for all new employees. The initial default contribution percentage for employees is 2% and will increase by 1% at the beginning of each plan year until the default contribution is 10% for plan years on and after January 1, 2012. The plan also permits us to provide a discretionary annual profit sharing contribution to eligible employees who have at least one year of service. First Niagara employees who joined Key retained their years of services, and those employees that met eligibility requirements under Key’s savings plan have been included. We accrued a 1% contribution for 2019 and made contributions of 2% and 2% for 2018 and 2017, respectively, on eligible compensation for employees eligible on the last business day of the respective plan years. In addition to the discretionary annual profit sharing contribution, in 2017 we accrued a one-time $1,000 contribution per eligible full-time employee and $500 per eligible part-time employee within the 401(k) savings plan. Employees eligible for the additional contribution must have been employed as of December 31, 2017 and have a salary of $100,000 or less. We also maintain a deferred savings plan that provides certain employees with benefits they otherwise would not have been eligible to receive under the qualified plan once their compensation for the plan year reached the IRS contribution limits. Total expense associated with the above plans was $98 million in 2019, $106 million in 2018, and $129 million in 2017.

19. Short-Term Borrowings
Selected financial information pertaining to the components of our short-term borrowings is as follows:

December 31,
dollars in millions	2019	2018	2017
FEDERAL FUNDS PURCHASED
Balance at year end	$200	—	$3
Average during the year	61	$537	128
Maximum month-end balance	1,000	3,197	2,331
Weighted-average rate during the year (a)	2.12%	1.68%	.72%
Weighted-average rate at December 31 (a)	1.56	—	—
SECURITIES SOLD UNDER REPURCHASE AGREEMENTS
Balance at year end	$187	$319	$374
Average during the year	203	391	389
Maximum month-end balance	283	614	472
Weighted-average rate during the year (a)	.22%	.09%	.08%
Weighted-average rate at December 31 (a)	.09	.09	.08
OTHER SHORT-TERM BORROWINGS
Balance at year end	$705	$544	$634
Average during the year	730	915	1,140
Maximum month-end balance	847	1,133	1,242
Weighted-average rate during the year (a)	2.31%	2.34%	1.34%
Weighted-average rate at December 31 (a)	1.99	2.92	2.01

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
Short-term credit facilities. We maintain cash on deposit in our Federal Reserve account, which has reduced our need to obtain funds through various short-term unsecured money market products. This account, which was maintained at $1.0 billion at December 31, 2019, and the unpledged securities in our investment portfolio provide a buffer to address unexpected short-term liquidity needs. We also have secured borrowing facilities at the FHLB and the Federal Reserve Bank of Cleveland to satisfy short-term liquidity requirements. As of December 31, 2019, our unused secured borrowing capacity was $25.2 billion at the Federal Reserve Bank of Cleveland and $8.1 billion at the FHLB.

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

December 31,
dollars in millions	2019	2018
Senior medium-term notes due through 2021 (a)	$4,111	$3,278
3.136% Subordinated notes due 2028 (b)	162	162
6.875% Subordinated notes due 2029 (b)	109	104
7.75% Subordinated notes due 2029 (b)	141	135
7.25% Subordinated notes due 2021 (c)	324	336
6.75% Senior notes due 2020 (d)	—	315
Other subordinated notes (b), (e)	71	70
Total parent company	4,918	4,400
Senior medium-term notes due through 2039 (f)	5,874	7,022
3.18% Senior remarketable notes due 2027 (g)	222	212
3.40% Subordinated notes due 2026 (h)	589	560
6.95% Subordinated notes due 2028 (h)	299	299
3.90% Subordinated notes due 2029 (h)	371	—
Secured borrowing due through 2025 (i)	15	10
Federal Home Loan Bank advances due through 2038 (j)	121	1,130
Investment Fund Financing due through 2052 (k)	26	83
Obligations under Capital Leases due through 2032 (l)	13	16
Total subsidiaries	7,530	9,332
Total long-term debt	$12,448	$13,732

(a)
Senior medium-term notes had a weighted-average interest rate of 3.7815% at December 31, 2019, and 4.057% at December 31, 2018. These notes had fixed interest rates at December 31, 2019, and December 31, 2018. These notes may not be redeemed prior to their maturity dates.

(b)	See Note 21 (“Trust Preferred Securities Issued by Unconsolidated Subsidiaries”) for a description of these notes.

(c)
The First Niagara subordinated debt had a weighted-average interest rate of 7.25% at December 31, 2019, and a weighted-average interest rate of 7.25% at December 31, 2018. These notes may not be redeemed prior to their maturity dates.

(d)
The First Niagara senior notes had a weighted-average interest rate of 6.75% at December 31, 2018. On October 21, 2019, KeyCorp redeemed for cash all of the outstanding $300 million aggregate principal amount of its 6.75% Senior Notes due March 19, 2020.

(e)
The First Niagara variable rate trust preferred securities had a weighted-average interest rate of 3.42% at December 31, 2019, and 4.20% at December 31, 2018. These notes may be redeemed prior to their maturity dates.

(f)
Senior medium-term notes had weighted-average interest rates of 2.595% at December 31, 2019, and 2.593% at December 31, 2018. These notes are a combination of fixed and floating rates. These notes may not be redeemed prior to their maturity dates.

(g)
The remarketable senior medium-term notes had a weighted-average interest rate of 3.18% at December 31, 2019, and 3.18% at December 31, 2018. These notes had fixed interest rates at December 31, 2017, and December 31, 2018. These notes may not be redeemed prior to their maturity dates.

(h)	These notes are all obligations of KeyBank and may not be redeemed prior to their maturity dates.

(i)
The secured borrowing had weighted-average interest rates of 4.445% at December 31, 2019, and 4.455% at December 31, 2018. This borrowing is collateralized by commercial lease financing receivables, and principal reductions are based on the cash payments received from the related receivables. Additional information pertaining to these commercial lease financing receivables is included in Note 4 (“Loan Portfolio”).

(j)
Long-term advances from the Federal Home Loan Bank had a weighted-average interest rate of 3.506% at December 31, 2019, and 2.333% at December 31, 2018. These advances, which had fixed interest rates, were secured by real estate loans and securities totaling $121 million at December 31, 2019, and $1.1 billion at December 31, 2018.

(k)	Investment Fund Financing had a weighted-average interest rate of 1.63% at December 31, 2019, and 1.85% at December 31, 2018.

(l)	These are capital leases acquired in the First Niagara merger with a maturity range from March 2021 through October 2032.
At December 31, 2019, scheduled principal payments on long-term debt were as follows:

in millions	Parent	Subsidiaries	Total
2020	—	$1,010	$1,010
2021	$998	1,265	2,263
2022	1,342	2,365	3,707
2023	—	522	522
2024	—	3	3
All subsequent years	2,578	2,365	4,943

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
In 2019, KeyBank issued the following notes under the 2018 Bank Note Program: on February 1, 2019, $600 million of 3.300% Senior Bank Notes due February 1, 2022, and $400 million of Floating Rate Senior Bank Notes due February 1, 2022; and on March 13, 2019, $350 million of 3.900% Subordinated Bank Notes due April 13, 2029.
As of December 31, 2019, $1.4 billion of notes had been issued under the 2018 Bank Note Program, and $18.7 billion remained available for issuance.
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
In 2019, KeyCorp issued the following notes under the program: On September 11, 2019, $750 million of 2.550% Senior Notes due October 1, 2029.
At December 31, 2019, KeyCorp had authorized and available for issuance up to $2.0 billion of additional debt securities under the Medium-Term Note Program. On February 6, 2020, KeyCorp issued $800 million of 2.250% Senior Notes due April 6, 2027, under the Medium-Term Note Program.
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
We unconditionally guarantee the following payments or distributions on behalf of the trusts:

•	required distributions on the trust preferred securities;

•	the redemption price when a capital security is redeemed; and

•	the amounts due if a trust is liquidated or terminated.
The Regulatory Capital Rules require us to treat our mandatorily redeemable trust preferred securities as Tier 2 capital.

The trust preferred securities, common stock, and related debentures are summarized as follows:

dollars in millions	Trust Preferred Securities, Net of Discount (a)	Common Stock	Principal Amount of Debentures, Net of Discount (b)	Interest Rate of Trust Preferred Securities and Debentures (c)	Maturity of Trust Preferred Securities and Debentures
December 31, 2019
KeyCorp Capital I	$156	$6	$162	2.649%	2028
KeyCorp Capital II	105	4	109	6.875	2029
KeyCorp Capital III	137	4	141	7.750	2029
HNC Statutory Trust III	19	1	20	3.310	2035
Willow Grove Statutory Trust I	19	1	20	3.204	2036
HNC Statutory Trust IV	16	1	17	3.216	2037
Westbank Capital Trust II	7	—	7	4.098	2034
Westbank Capital Trust III	7	—	7	4.098	2034
Total	$466	$17	$483	5.214%	—
December 31, 2018	$454	$17	$471	5.447%	—

(a)
The trust preferred securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of trust preferred securities carries an interest rate identical to that of the related debenture. Certain trust preferred securities include debt issuance costs and basis adjustments related to fair value hedges totaling $57 million at December 31, 2019, and $46 million at December 31, 2018. See Note 8 (“Derivatives and Hedging Activities”) for an explanation of fair value hedges.

(b)
We have the right to redeem these debentures. If the debentures purchased by KeyCorp Capital I, HNC Statutory Trust III, Willow Grove Statutory Trust I, HNC Statutory Trust IV, Westbank Capital Trust II, or Westbank Capital Trust III are redeemed before they mature, the redemption price will be the principal amount, plus any accrued but unpaid interest. If the debentures purchased by KeyCorp Capital II or KeyCorp Capital III are redeemed before they mature, the redemption price will be the greater of: (i) the principal amount, plus any accrued but unpaid interest, or (ii) the sum of the present values of principal and interest payments discounted at the Treasury Rate (as defined in the applicable indenture), plus 20 basis points for KeyCorp Capital II or 25 basis points for KeyCorp Capital III or 50 basis points in the case of redemption upon either a tax or a capital treatment event for either KeyCorp Capital II or KeyCorp Capital III, plus any accrued but unpaid interest. The principal amount of certain debentures includes debt issuance costs and basis adjustments related to fair value hedges totaling $57 million at December 31, 2019, and $46 million at December 31, 2018. See Note 8 for an explanation of fair value hedges. The principal amount of debentures, net of discounts, is included in “long-term debt” on the balance sheet.

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
We also provide financial support to private equity investments, including existing direct portfolio companies and indirect private equity funds, to satisfy unfunded commitments. These unfunded commitments are not recorded on our balance sheet. Additional information on principal investing commitments is provided in Note 6 (“Fair Value Measurements”). Other unfunded equity investment commitments at December 31, 2019, and December 31, 2018, related to tax credit investments and were primarily attributable to LIHTC investments. Unfunded tax credit investment commitments are recorded on our balance sheet in “other liabilities.” Additional information on LIHTC commitments is provided in Note 13 (“Variable Interest Entities”).
The following table shows the remaining contractual amount of each class of commitment related to extending credit or funding principal investments as of December 31, 2019, and December 31, 2018. For loan commitments and commercial letters of credit, this amount represents our maximum possible accounting loss on the unused commitment if the borrower were to draw upon the full amount of the commitment and subsequently default on payment for the total amount of the then outstanding loan.

December 31, in millions	2019	2018
Loan commitments:
Commercial and other	$45,323	$42,653
Commercial real estate and construction	2,961	2,691
Home equity	9,945	9,982
Credit cards	6,560	6,152
Total loan commitments	64,789	61,478
Commercial letters of credit	91	86
Purchase card commitments	729	621
Principal investing commitments	21	26
Tax credit investment commitments	547	520
Total loan and other commitments	$66,177	$62,731

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
Guarantees
We are a guarantor in various agreements with third parties. The following table shows the types of guarantees that we had outstanding at December 31, 2019. Information pertaining to the basis for determining the liabilities recorded in connection with these guarantees is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Contingencies and Guarantees.”

December 31, 2019	Maximum Potential Undiscounted Future Payments	Liability Recorded
in millions
Financial guarantees:
Standby letters of credit	$3,303	$72
Recourse agreement with FNMA	4,862	7
Residential mortgage reserve	1,825	7
Written put options (a)	2,446	32
Total	$12,436	$118

(a)	The maximum potential undiscounted future payments represent notional amounts of derivatives qualifying as guarantees.

We determine the payment/performance risk associated with each type of guarantee described below based on the probability that we could be required to make the maximum potential undiscounted future payments shown in the preceding table. We use a scale of low (0% to 30% probability of payment), moderate (greater than 30% to 70% probability of payment), or high (greater than 70% probability of payment) to assess the payment/performance risk, and have determined that the payment/performance risk associated with each type of guarantee outstanding at December 31, 2019, is low.

Standby letters of credit. KeyBank issues standby letters of credit to address clients’ financing needs. These instruments obligate us to pay a specified third party when a client fails to repay an outstanding loan or debt instrument or fails to perform some contractual nonfinancial obligation. Any amounts drawn under standby letters of credit are treated as loans to the client; they bear interest (generally at variable rates) and pose the same credit risk to us as a loan. At December 31, 2019, our standby letters of credit had a remaining weighted-average life of 2 years, with remaining actual lives ranging from less than 1 year to as many as 15 years.

Recourse agreement with FNMA. We participate as a lender in the FNMA Delegated Underwriting and Servicing program. FNMA delegates responsibility for originating, underwriting, and servicing mortgages, and we assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan that we sell to FNMA. We maintain a reserve for such potential losses in an amount that we believe approximates the fair value of our liability. At December 31, 2019, the outstanding commercial mortgage loans in this program had a weighted-average remaining term of 7.7 years, and the unpaid principal balance outstanding of loans sold by us as a participant was $16.5 billion. The maximum potential amount of undiscounted future payments that we could be required to make under this program, as shown in the preceding table, is equal to approximately 30% of the principal balance of loans outstanding at December 31, 2019. If we are required to make a payment, we would have an interest in the collateral underlying the related commercial mortgage loan; any loss we incur could be offset by the amount of any recovery from the collateral.
Residential Mortgage Banking. We often originate and sell residential mortgage loans and retain the servicing rights. Our loan sales activity is generally conducted through loan sales in a secondary market sponsored by FNMA and FHLMC and through the issuance of GNMA mortgage backed securities. Subsequent to the sale of mortgage loans, we do not typically retain any interest in the underlying loans except through our relationship as the servicer of the loans.
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
At December 31, 2019, the unpaid principal balance outstanding of loans sold by us was $6.1 billion. The maximum potential amount of undiscounted future payments that we could be required to make under this program, as shown in the preceding table, is equal to approximately 30% of the principal balance of loans outstanding at December 31, 2019.
Our liability for estimated repurchase obligations on loans sold, which is included in other liabilities on our balance sheet, was $7 million at December 31, 2019.

Written put options. In the ordinary course of business, we “write” put options for clients that wish to mitigate their exposure to changes in interest rates and commodity prices. At December 31, 2019, our written put options had an average life of three years. These instruments are considered to be guarantees, as we are required to make payments to the counterparty (the client) based on changes in an underlying variable that is related to an asset, a liability, or an equity security that the client holds. We are obligated to pay the client if the applicable benchmark interest rate or commodity price is above or below a specified level (known as the “strike rate”). These written put options are accounted for as derivatives at fair value, as further discussed in Note 8 (“Derivatives and Hedging Activities”). We mitigate our potential future payment obligations by entering into offsetting positions with third parties.
Written put options where the counterparty is a broker-dealer or bank are accounted for as derivatives at fair value but are not considered guarantees since these counterparties typically do not hold the underlying instruments. In addition, we are a purchaser and seller of credit derivatives, which are further discussed in Note 8.

Default guarantees. Some lines of business participate in guarantees that obligate us to perform if the debtor (typically a client) fails to satisfy all of its payment obligations to third parties. We generally undertake these guarantees for one of two possible reasons: (i) either the risk profile of the debtor should provide an investment return, or (ii) we are supporting our underlying investment in the debtor. We do not hold collateral for the default guarantees. If we were required to make a payment under a guarantee, we would receive a pro rata share should the third party collect some or all of the amounts due from the debtor. At December 31, 2019, we had less than $1 million of default guarantees.

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
23. Accumulated Other Comprehensive Income

Our changes in AOCI for the years ended December 31, 2019, and December 31, 2018, are as follows:

in millions	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative financial instruments	Foreign currency translation adjustment	Net pension and postretirement benefit costs	Total
Balance at December 31, 2017	$(311)	$(86)	$9	$(391)	$(779)
Other comprehensive income before reclassification, net of income taxes	(62)	7	(10)	(15)	(80)
Amounts reclassified from accumulated other comprehensive income, net of income taxes (a)	—	29	—	25	54
Amounts reclassified from accumulated other comprehensive income resulting from new federal corporate income tax rate (b)	—	—	(13)	—	(13)
Net current-period other comprehensive income, net of income taxes	(62)	36	(23)	10	(39)
Balance at December 31, 2018	$(373)	$(50)	$(14)	$(381)	$(818)
Other comprehensive income before reclassification, net of income taxes	503	335	3	19	860
Amounts reclassified from accumulated other comprehensive income, net of income taxes (a)	(15)	(35)	11	23	(16)
Net current-period other comprehensive income, net of income taxes	488	300	14	42	844
Balance at December 31, 2019	$115	$250	$—	$(339)	$26

(a)	See table below for details about these reclassifications.

(b)	See Note 14 (“Income Taxes”) for details about the accounting impacts resulting from the TCJ Act.

Our reclassifications out of AOCI for the years ended December 31, 2019, and December 31, 2018, are as follows:

	Twelve months ended December 31,		Affected Line Item in the Statement Where Net Income is Presented
in millions	2019	2018
Unrealized gains (losses) on available for sale securities
Realized gains	$20	—	Other income
	20	—	Income (loss) from continuing operations before income taxes
	5	—	Income taxes
	$15	—	Income (loss) from continuing operations
Unrealized gains (losses) on derivative financial instruments
Interest rate	$15	$(68)	Interest income — Loans
Interest rate	(1)	(2)	Interest expense — Long-term debt
Interest rate	—	2	Investment banking and debt placement fees
Foreign exchange contracts	32	31	Other income
	46	(37)	Income (loss) from continuing operations before income taxes
	11	(8)	Income taxes
	$35	$(29)	Income (loss) from continuing operations
Foreign currency translation adjustment
	(14)	—	Other income
	(14)	—	Income (loss) from continuing operations before income taxes
	(3)	—	Income taxes
	(11)	—	Income (loss) from continuing operations
Net pension and postretirement benefit costs
Amortization of losses	$(13)	$(17)	Other expense
Settlement loss	(18)	(17)	Other expense
Amortization of prior service credit	—	1	Other expense
	(31)	(33)	Income (loss) from continuing operations before income taxes
	(8)	(8)	Income taxes
	$(23)	$(25)	Income (loss) from continuing operations

24. Shareholders' Equity
Comprehensive Capital Plan

As previously reported and as authorized by the Board and pursuant to our 2019 capital plan (which is effective through the second quarter of 2020) submitted to and approved by the Federal Reserve, we have authority to repurchase up to $1.0 billion of our Common Shares. During 2019, we repurchased $379 million of Common Shares under our 2018 capital plan authorization and $489 million under our 2019 capital plan authorization.
Consistent with our 2018 capital plan, the Board declared a quarterly dividend of $.17 per Common Share for the first and second quarters of 2019. The Board declared a quarterly dividend of $.185 per Common Share for the third and fourth quarters of 2019, consistent with our 2019 capital plan. These quarterly dividend payments brought our annual dividend to $.71 per Common Share for 2019.
Preferred Stock

The following table summarizes our preferred stock at December 31, 2019:

Preferred stock series	Amount outstanding (in millions)	Shares authorized and outstanding	Par value	Liquidation preference	Ownership interest per depositary share	Liquidation preference per depositary share	2019 dividends paid per depositary share
Fixed-to-Floating Rate Perpetual Noncumulative Series D	$525	21,000	$1	$25,000	1/25th	$1,000	$50.00
Fixed-to-Floating Rate Perpetual Noncumulative Series E	500	500,000	1	1,000	1/40th	25	1.531252
Fixed Rate Perpetual Noncumulative Series F	425	425,000	1	1,000	1/40th	25	1.412500
Fixed Rate Perpetual Noncumulative Series G	450	450,000	1	1,000	1/40th	25	.882813

Capital Adequacy
KeyCorp and KeyBank (consolidated) must meet specific capital requirements imposed by federal banking regulators. Sanctions for failure to meet applicable capital requirements may include regulatory enforcement actions that restrict dividend payments, require the adoption of remedial measures to increase capital, terminate FDIC deposit insurance, and mandate the appointment of a conservator or receiver in severe cases. In addition, failure to maintain a “well capitalized” status affects how regulators evaluate applications for certain endeavors, including acquisitions, continuation and expansion of existing activities, and commencement of new activities, and could make clients and potential investors less confident. As of December 31, 2019, KeyCorp and KeyBank (consolidated) met all regulatory capital requirements.
KeyBank (consolidated) qualified for the “well capitalized” prompt corrective action capital category at December 31, 2019, because its capital and leverage ratios exceeded the prescribed threshold ratios for that capital category and it was not subject to any written agreement, order, or directive to meet and maintain a specific capital level for any capital measure. Since that date, we believe there has been no change in condition or event that has occurred that would cause the capital category for KeyBank (consolidated) to change.
BHCs are not assigned to any of the five prompt corrective action capital categories applicable to insured depository institutions. If, however, those categories applied to BHCs, we believe that KeyCorp would satisfy the criteria for a “well capitalized” institution at December 31, 2019, and since that date, we believe there has been no change in condition or event that has occurred that would cause such capital category to change.
Because the regulatory capital categories under the prompt corrective action regulations serve a limited supervisory function, investors should not use them as a representation of the overall financial condition or prospects of KeyBank or KeyCorp.
At December 31, 2019, Key and KeyBank (consolidated) had regulatory capital in excess of all current minimum risk-based capital (including all adjustments for market risk) and leverage ratio requirements as shown in the following table.

	Actual		To Meet Minimum Capital Adequacy Requirements		To Qualify as Well Capitalized Under Federal Deposit Insurance Act
dollars in millions	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
TOTAL CAPITAL TO NET RISK-WEIGHTED ASSETS
Key	$16,731	12.79%	$10,469	8.00%	N/A	N/A
KeyBank (consolidated)	16,313	12.69	10,287	8.00	$12,858	10.00%
TIER 1 CAPITAL TO NET RISK-WEIGHTED ASSETS
Key	$14,207	10.86%	$7,852	6.00%	N/A	N/A
KeyBank (consolidated)	14,091	10.96	7,715	6.00	$7,715	6.00%
TIER 1 CAPITAL TO AVERAGE QUARTERLY TANGIBLE ASSETS
Key	$14,207	9.87%	$5,756	4.00%	N/A	N/A
KeyBank (consolidated)	14,091	9.91	5,688	4.00	$7,110	5.00%
December 31, 2018
TOTAL CAPITAL TO NET RISK-WEIGHTED ASSETS
Key	$15,953	12.89%	$9,903	8.00%	N/A	N/A
KeyBank (consolidated)	15,432	12.68	9,733	8.00	$12,166	10.00%
TIER 1 CAPITAL TO NET RISK-WEIGHTED ASSETS
Key	$13,712	11.08%	$7,427	6.00%	N/A	N/A
KeyBank (consolidated)	13,575	11.16	7,300	6.00	$7,300	6.00%
TIER 1 CAPITAL TO AVERAGE QUARTERLY TANGIBLE ASSETS
Key	$13,712	9.89%	$5,548	4.00%	N/A	N/A
KeyBank (consolidated)	13,575	9.93	5,470	4.00	$6,838	5.00%

25. Business Segment Reporting

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

The following is a description of the segments and their primary businesses at December 31, 2019.

Consumer Bank

The Consumer Bank serves individuals and small businesses throughout our 15-state branch footprint by offering a variety of deposit and investment products, personal finance and financial wellness services, lending, mortgage and home equity, student loan refinancing, credit card, treasury services, and business advisory services. The Consumer Bank also purchases retail auto sales contracts via a network of auto dealerships. The auto dealerships finance the sale of automobiles as the initial lender and then assign the contracts to us pursuant to dealer agreements. In addition, wealth management and investment services are offered to assist institutional, non-profit, and high-net-worth clients with their banking, trust, portfolio management, charitable giving, and related needs.

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

Other

Other includes various corporate treasury activities such as management of our investment securities portfolio, long-term debt, short-term liquidity and funding activities, and balance sheet risk management, our principal investing unit, and various exit portfolios as well as reconciling items, which primarily represent the unallocated portion of nonearning assets of corporate support functions. Charges related to the funding of these assets are part of net interest income and are allocated to the business segments through noninterest expense. Reconciling items also include intercompany eliminations and certain items that are not allocated to the business segments because they do not reflect their normal operations.

The table on the following page shows selected financial data for our major business segments for the years ended December 31, 2019, 2018, and 2017.

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

•
Income taxes are allocated based on the 2019 statutory federal income tax rate of 21% and a blended state income tax rate (net of the federal income tax benefit) of 2.7%. Prior to 2018, income taxes were allocated based on the previous statutory federal income tax rate of 35% and a blended state income tax rate (net of the federal income tax benefit) of 2.2%.

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

Year ended December 31,	Consumer Bank			Commercial Bank
dollars in millions	2019	2018	2017	2019	2018	2017
SUMMARY OF OPERATIONS
Net interest income (TE)	$2,366	$2,306	$2,133	$1,621	$1,657	$1,708
Noninterest income	922	915	976	1,390	1,328	1,272
Total revenue (TE) (a)	3,288	3,221	3,109	3,011	2,985	2,980
Provision for credit losses	188	147	145	118	102	84
Depreciation and amortization expense	97	103	108	135	139	103
Other noninterest expense	2,078	2,143	2,167	1,388	1,430	1,393
Income (loss) from continuing operations before income taxes (TE)	925	828	689	1,370	1,314	1,400
Allocated income taxes (benefit) and TE adjustments	219	196	255	223	207	373
Income (loss) from continuing operations	706	632	434	1,147	1,107	1,027
Income (loss) from discontinued operations, net of taxes	—	—	—	—	—	—
Net income (loss)	706	632	434	1,147	1,107	1,027
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	—
Net income (loss) attributable to Key	$706	$632	$434	$1,147	$1,107	$1,027
AVERAGE BALANCES (b)
Loans and leases	$32,536	$31,307	$32,092	$57,988	$55,828	$52,783
Total assets (a)	36,096	34,523	35,360	66,122	63,684	59,956
Deposits	72,544	68,821	66,711	36,212	33,675	33,781
OTHER FINANCIAL DATA
Expenditures for additions to long-lived assets (a), (b)	$150	$(38)	$90	$(8)	$(17)	$69
Net loan charge-offs (b)	157	149	152	128	85	55
Return on average allocated equity (b)	21.30%	19.24%	13.19%	24.99%	24.94%	23.91%
Return on average allocated equity	21.30	19.24	13.19	24.99	24.94	23.91
Average full-time equivalent employees (c)	9,292	9,957	9,990	2,232	2,449	2,331

Year ended December 31,	Other				Key
dollars in millions	2019		2018	2017	2019	2018	2017
SUMMARY OF OPERATIONS
Net interest income (TE)	$(46)		$(23)	$(11)	$3,941	$3,940	$3,830
Noninterest income	147		272	230	2,459	2,515	2,478
Total revenue (TE) (a)	101		249	219	6,400	6,455	6,308
Provision for credit losses	139		(3)	—	445	246	229
Depreciation and amortization expense	142		158	173	374	400	384
Other noninterest expense	61		2	154	3,527	3,575	3,714
Income (loss) from continuing operations before income taxes (TE)	(241)		92	(108)	2,054	2,234	1,981
Allocated income taxes (benefit) and TE adjustments	(96)		(28)	62	346	375	690
Income (loss) from continuing operations	(145)		120	(170)	1,708	1,859	1,291
Income (loss) from discontinued operations, net of taxes	9		7	7	9	7	7
Net income (loss)	(136)		127	(163)	1,717	1,866	1,298
Less: Net income (loss) attributable to noncontrolling interests	—		—	2	—	—	2
Net income (loss) attributable to Key	$(136)	(d)	$127	$(165)	$1,717	$1,866	$1,296
AVERAGE BALANCES (b)
Loans and leases	$987		$1,203	$1,490	$91,511	$88,338	$86,365
Total assets (a)	40,961		38,605	38,403	143,179	136,812	133,719
Deposits	1,274		2,555	2,454	110,030	105,051	102,946
OTHER FINANCIAL DATA
Expenditures for additions to long-lived assets (a), (b)	$103		$103	$108	$245	$48	$267
Net loan charge-offs (b)	139		—	1	424	234	208
Return on average allocated equity (b)	(1.66)%		1.62%	(2.25)%	10.27%	12.29%	8.47%
Return on average allocated equity	(1.56)		1.71	(2.16)	10.32	12.33	8.51
Average full-time equivalent employees (c)	5,521		5,774	6,094	17,045	18,180	18,415

(a)
Substantially all revenue generated by our major business segments is derived from clients that reside in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software, and goodwill held by our major business segments, are located in the United States.

(b)	From continuing operations.

(c)	The number of average full-time equivalent employees was not adjusted for discontinued operations.

(d)	Other segments included $106 million provision for credit loss, net of tax, related to a previously disclosed fraud incident.

26. Condensed Financial Information of the Parent Company
CONDENSED BALANCE SHEETS

December 31, in millions	2019	2018
ASSETS
Cash and due from banks	$3,813	$3,241
Short-term investments	20	19
Securities available for sale	10	10
Other investments	36	31
Loans to:
Banks	50	50
Nonbank subsidiaries	16	31
Total loans	66	81
Investment in subsidiaries:
Banks	16,969	15,554
Nonbank subsidiaries	823	833
Total investment in subsidiaries	17,792	16,387
Goodwill	167	167
Corporate-owned life insurance	205	199
Derivative assets	44	61
Accrued income and other assets	295	279
Total assets	$22,448	$20,475
LIABILITIES
Accrued expense and other liabilities	$492	$480
Long-term debt due to:
Subsidiaries	483	471
Unaffiliated companies	4,435	3,929
Total long-term debt	4,918	4,400
Total liabilities	5,410	4,880
SHAREHOLDERS’ EQUITY (a)	17,038	15,595
Total liabilities and shareholders’ equity	$22,448	$20,475

(a)	See Key’s Consolidated Statements of Changes in Equity.

CONDENSED STATEMENTS OF INCOME

Year ended December 31,
in millions	2019	2018	2017
INCOME
Dividends from subsidiaries:
Bank subsidiaries	$1,204	$1,675	$750
Nonbank subsidiaries	70	—	—
Interest income from subsidiaries	9	11	10
Other income	11	11	9
Total income	1,294	1,697	769
EXPENSE
Interest on long-term debt with subsidiary trusts	22	20	17
Interest on other borrowed funds	151	137	95
Personnel and other expense	87	69	46
Total expense	260	226	158
Income (loss) before income taxes and equity in net income (loss) less dividends from subsidiaries	1,034	1,471	611
Income tax (expense) benefit	57	55	29
Income (loss) before equity in net income (loss) less dividends from subsidiaries	1,091	1,526	640
Equity in net income (loss) less dividends from subsidiaries	626	340	658
NET INCOME (LOSS)	1,717	1,866	1,298
Less: Net income attributable to noncontrolling interests	—	—	2
NET INCOME (LOSS) ATTRIBUTABLE TO KEY	$1,717	$1,866	$1,296

.

CONDENSED STATEMENTS OF CASH FLOWS

Year ended December 31,
in millions	2019	2018	2017
OPERATING ACTIVITIES
Net income (loss) attributable to Key	$1,717	$1,866	$1,296
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes (benefit)	(43)	109	38
Stock-based compensation expense	8	8	11
Equity in net (income) loss less dividends from subsidiaries	(626)	(340)	(658)
Net (increase) decrease in other assets	39	(58)	82
Net increase (decrease) in other liabilities	11	8	(82)
Other operating activities, net	244	79	(114)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,350	1,672	573
INVESTING ACTIVITIES
Net (increase) decrease in securities available for sale and in short-term and other investments	(6)	1	47
Cash infusion from purchase of Cain Brothers	—	—	(90)
Proceeds from sales, prepayments and maturities of securities available for sale	—	—	1
Net (increase) decrease in loans to subsidiaries	15	200	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	9	201	(42)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	750	1,250	—
Payments on long-term debt	(300)	(750)	—
Repurchase of Treasury Shares	(868)	(1,145)	(730)
Net cash from the issuance (redemption) of Common Shares and preferred stock	435	412	(350)
Cash dividends paid	(804)	(656)	(480)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(787)	(889)	(1,560)
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	572	984	(1,029)
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	3,241	2,257	3,286
CASH AND DUE FROM BANKS AT END OF YEAR	$3,813	$3,241	$2,257

KeyCorp paid interest on borrowed funds totaling $151 million in 2019, $131 million in 2018, and $120 million in 2017.
27. Revenue from Contracts with Customers

The following table represents a disaggregation of revenue from contracts with customers, by line of business, for the twelve months ended December 31, 2019, and December 31, 2018:

Year ended December 31,	2019			2018
dollars in millions	Consumer Bank	Commercial Bank	Total Contract Revenue	Consumer Bank	Commercial Bank	Total Contract Revenue
NONINTEREST INCOME
Trust and investment services income	$355	$64	$419	$352	$74	$426
Investment banking and debt placement fees	—	263	263	—	260	260
Services charges on deposit accounts	228	109	337	239	110	349
Cards and payments income	164	106	270	155	108	263
Other noninterest income	13	—	13	17	1	18
Total revenue from contracts with customers	$760	$542	$1,302	$763	$553	$1,316

Other noninterest income (a)			1,010			927
Noninterest income from other segments (b)			147			272
Total noninterest income			$2,459			$2,515

(a)	Noninterest income considered earned outside the scope of contracts with customers.

(b)
Other includes other segments that consists of corporate treasury, our principal investing unit, and various exit portfolios as well as reconciling items which primarily represents the unallocated portion of nonearning assets of corporate support functions. Charges related to the funding of these assets are part of net interest income and are allocated to the business segments through noninterest expense. Reconciling items also includes intercompany eliminations and certain items that are not allocated to the business segments because they do not reflect their normal operations. Refer to Note 25 (“Business Segment Reporting”) for more information.

We had no material contract assets or contract liabilities for the twelve months ended December 31, 2019, and December 31, 2018.

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
Changes in Internal Control over Financial Reporting

There were no changes in KeyCorp's internal control over financial reporting during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, KeyCorp's internal control over financial reporting.
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

The other information required by this item will be set forth in the following sections of KeyCorp’s Definitive Proxy Statement for the 2020 Annual Meeting of Shareholders to be held May 21, 2020 (the “2020 Proxy Statement”), and these sections are incorporated herein by reference:

•	“Proposal One: Election of Directors”

•	“Corporate Governance Documents — Code of Business Conduct and Ethics”

•	“The Board of Directors and Its Committees — Board and Committee Responsibilities — Audit Committee”

•	“Additional Information — Other Proposals and Director Nominations for the 2021 Annual Meeting of Shareholders”

KeyCorp expects to file the 2020 Proxy Statement with the SEC on or about April 3, 2020.

Any amendment to, or waiver from a provision of, the Code of Business Conduct and Ethics that applies to KeyCorp’s Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, or any other executive officer or director, will be promptly disclosed on KeyCorp’s website (www.key.com/ir) as required by laws, rules and regulations of the SEC.
ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be set forth in the following sections of the 2020 Proxy Statement and these sections are incorporated herein by reference:

•	“Compensation Discussion and Analysis”

•	“Compensation of Executive Officers and Directors”

•	“Compensation and Organization Committee Report”

•	“The Board of Directors and Its Committees — Oversight of Compensation Related Risks”
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be set forth in the section captioned “Ownership of KeyCorp Equity Securities” contained in the 2020 Proxy Statement, and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be set forth in the following sections of the 2020 Proxy Statement and these sections are incorporated herein by reference:

•	“The Board of Directors and Its Committees — Director Independence”

•	“The Board of Directors and Its Committees — Related Party Transactions”
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be set forth in the sections captioned “Audit Matters — Ernst & Young’s Fees” and “Audit Matters — Pre-Approval Policies and Procedures” contained in the 2020 Proxy Statement, and is incorporated herein by reference.
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

(a) (3) Exhibits*

1

3.1	Third Amended and Restated Articles of Incorporation of KeyCorp, effective May 23, 2019, filed as Exhibit 3.2 to Form 8-K on May 24, 2019.*
3.2	Third Amended and Restated Regulations of KeyCorp, effective May 23, 2019, filed as Exhibit 3.2 to Form 10-Q for the quarterly period ended June 30, 2019.*
4.1	Description of KeyCorp’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.2	Form of Certificate representing Fixed-to-Floating Rate Perpetual Non-Cumulative Preferred Stock, Series D, filed as Exhibit 4.2 to Form 8-K on September 9, 2016.*
4.3
Deposit Agreement, dated as of September 9, 2016, among KeyCorp, Computershare Inc. and Computershare Trust Company, N.A., jointly as depositary, and the holders from time to time of the depositary receipts described therein, filed as Exhibit 4.3 to Form 8-K on September 9, 2016.*

4.4	Form of Depositary Receipt related to Series D Preferred Stock (included as part of Exhibit 4.3), filed as Exhibit 4.4 to Form 8-K on September 9, 2016.*
4.5	Form of Certificate representing Fixed-to-Floating Rate Perpetual Non-Cumulative Preferred Stock, Series E, filed as Exhibit 4.2 to Form 8-K on December 12, 2016.*
4.6
Deposit Agreement, dated as of December 12, 2016, among KeyCorp, Computershare Inc. and Computershare Trust Company, N.A., jointly as depositary, and the holders from time to time of the depositary receipts described therein, filed as Exhibit 4.3 to Form 8-K on December 12, 2016.*

4.7	Form of Depositary Receipt related to Series E Preferred Stock (included as part of Exhibit 4.6), filed as Exhibit 4.4 to Form 8-K on December 12, 2016.*
4.8	Form of Certificate representing Fixed Rate Perpetual Non-Cumulative Preferred Stock, Series F, filed as Exhibit 4.2 to Form 8-K on July 30, 2018.*
4.9
Deposit Agreement, dated as of July 30, 2018, among KeyCorp, Computershare Inc. and Computershare Trust Company, N.A., jointly as depositary, and the holders from time to time of the depositary receipts described therein, filed as Exhibit 4.3 to Form 8-K on July 30, 2018.*

4.10	Form of Depositary Receipt related to Series F Preferred Stock (included as part of Exhibit 4.9), filed as Exhibit 4.4 to Form 8-K on July 30, 2018.*
4.11	Form of Certificate representing Fixed Rate Perpetual Non-Cumulative Preferred Stock, Series G, filed as Exhibit 4.2 to Form 8-K on April 29, 2019.*
4.12
Deposit Agreement, dated as of April 29, 2019, among KeyCorp, Computershare Inc. and Computershare Trust Company, N.A., jointly as depositary, and the holders from time to time of the depositary receipts described therein, filed as Exhibit 4.3 to Form 8-K on April 29, 2019.*

4.13	Form of Depositary Receipt related to Series G Preferred Stock (included as part of Exhibit 4.12), filed as Exhibit 4.4 to Form 8-K on April 29, 2019.*
10.1	Form of Award of Non-Qualified Stock Options (effective June 12, 2009), filed as Exhibit 10.1 to Form 10-K for the year ended December 31, 2014.*
10.2	Form of Performance Shares Award Agreement (2017-2019), filed as Exhibit 10.5 to Form 10-K for the year ended December 31, 2016.*
10.3	Form of Performance Shares Award Agreement (2018-2020), filed as Exhibit 10.5 to Form 10-K for the year ended December 31, 2017.*
10.4	Form of Performance Shares Award Agreement (2018-2020), effective September 2018, filed as Exhibit 10.1 to Form 10-Q for the quarterly period ended September 30, 2018.*
10.5	Form of Performance Shares Award Agreement (2019-2021), filed as Exhibit 10.6 to Form 10-K for the year ended December 31, 2018.*
10.6	Form of Performance Shares Awards Agreement (2020-2022), filed as Exhibit 10.2 to KeyCorp’s Registration Statement on Form S-8 on May 23, 2019, File No. 333-231689.*
10.7	Form of Stock Option Award Agreement under KeyCorp 2013 Equity Compensation Plan, filed as Exhibit 10.7 to Form 10-K for the year ended December 31, 2016.*
10.8	Form of Stock Option Award Agreement under KeyCorp 2013 Equity Compensation Plan, effective 2019, filed as Exhibit 10.8 to Form 10-K for the year ended December 31, 2018.*
10.9	Form of Stock Option Award Agreement under KeyCorp 2019 Equity Compensation Plan, filed as Exhibit 10.1 to KeyCorp’s Registration Statement on Form S-8 on May 23, 2019, File No. 333-231689.*

10.10	Form of Restricted Stock Unit Award Agreement under KeyCorp 2013 Equity Compensation Plan, filed as Exhibit 10.8 to Form 10-K for the year ended December 31, 2016.*
10.11	Form of Restricted Stock Unit Award Agreement under KeyCorp 2013 Equity Compensation Plan, effective 2019, filed as Exhibit 10.10 to Form 10-K for the year ended December 31, 2018.*.
10.12
Form of Restricted Stock Unit Award Agreement (New Hire) under KeyCorp 2019 Equity Compensation Plan, filed as Exhibit 10.4 to KeyCorp’s Registration Statement on Form S-8 on May 23, 2019, File No. 333-231689.*

10.13	Form of Restricted Stock Unit Award Agreement under KeyCorp 2019 Equity Compensation Plan, filed as Exhibit 10.3 to KeyCorp’s Registration Statement on Form S-8 on May 23, 2019, File No. 333-231689.*
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

10.16	KeyCorp 2016 Annual Performance Plan, filed as Appendix A to Schedule 14A filed on April 6, 2016.*
10.17	KeyCorp Executive Annual Performance Plan (effective March 13, 2019), filed as Exhibit 10.1 to Form 8-K on March 15, 2019.*
10.18	KeyCorp Long-Term Incentive Deferral Plan, filed as Exhibit 10.14 to Form 10-K for the year ended December 31, 2018.*
10.19	KeyCorp 2004 Equity Compensation Plan (effective March 18, 2004), filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 2014.*
10.20	KeyCorp 2010 Equity Compensation Plan (effective March 11, 2010), filed as Exhibit 10.16 to Form 10-K for the year ended December 31, 2015.*
10.21	KeyCorp 2013 Equity Compensation Plan (effective March 14, 2013), filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 2018.*
10.22	KeyCorp 2019 Equity Compensation Plan (effective January 10, 2019), filed as Exhibit 10.1 to Form 8-K on May 24, 2019.*
10.23	Director Deferred Compensation Plan (May 18, 2000 Amendment and Restatement), filed as Exhibit 10.18 to Form 10-K for the year ended December 31, 2018.*
10.24	Amendment to the Director Deferred Compensation Plan (effective December 31, 2004), filed as Exhibit 10.20 to Form 10-K for the year ended December 31, 2014.*
10.25	KeyCorp Amended and Restated Second Director Deferred Compensation Plan (effective September 18, 2013), filed as Exhibit 10.20 to Form 10-K for the year ended December 31, 2018.*
10.26	KeyCorp Directors’ Deferred Share Sub-Plan (effective September 18, 2013), filed as Exhibit 10.21 to Form 10-K for the year ended December 31, 2018.*
10.27	KeyCorp Amended and Restated Directors’ Deferred Share Sub-Plan (effective May 23, 2019).
10.28	KeyCorp Excess Cash Balance Pension Plan (effective January 1, 1998), filed as Exhibit 10.22 to Form 10-K for the year ended December 31, 2018.*
10.29	First Amendment to the KeyCorp Excess Cash Balance Pension Plan (effective July 1, 1999), filed as Exhibit 10.23 to Form 10-K for the year ended December 31, 2018.*
10.30	Second Amendment to the KeyCorp Excess Cash Balance Pension Plan (effective January 1, 2003), filed as Exhibit 10.24 to Form 10-K for the year ended December 31, 2018.*
10.31	Restated Amendment to KeyCorp Excess Cash Balance Pension Plan (effective December 31, 2004), filed as Exhibit 10.26 to Form 10-K for the year ended December 31, 2014.*
10.32	Disability Amendment to KeyCorp Excess Cash Balance Pension Plan (effective December 31, 2007), filed as Exhibit 10.21 to Form 10-K for the year ended December 31, 2017.*
10.33	KeyCorp Second Excess Cash Balance Pension Plan (effective February 8, 2010), filed as Exhibit 10.28 to Form 10-K for the year ended December 31, 2014.*
10.34
Trust Agreement for certain amounts that may become payable to certain executives and directors of KeyCorp, dated April 1, 1997, and amended as of August 25, 2003, filed as Exhibit 10.28 to Form 10-K for the year ended December 31, 2018.*

10.35	KeyCorp Deferred Savings Plan (effective January 1, 2015), filed as Exhibit 10.31 to Form 10-K for the year ended December 31, 2014.*

10.36	KeyCorp Second Deferred Savings Plan (effective January 1, 2019), filed as Exhibit 10.30 to Form 10-K for the year ended December 31, 2018.*
10.37	Amended and Restated First Niagara Bank and First Niagara Financial Group, Inc. Directors Deferred Fees Plan, filed as Exhibit 10.32 to Form 10-K for the year ended December 31, 2018.*
10.38	First Niagara Financial Group, Inc. Amended and Restated 2002 Long-Term Incentive Stock Benefit Plan, filed as Exhibit 10.31 to Form 10-K for the year ended December 31, 2016.*
10.39
Form of Executive Performance Based Restricted Stock Unit Agreement under First Niagara Financial Group, Inc. 2012 Equity Incentive Plan for CEO, filed as Exhibit 10.1 to First Niagara Financial Group, Inc.’s Form 10-Q for the quarter ended March 31, 2015.*

10.40
Form of Executive Time-vested Restricted Stock Unit Agreement under First Niagara Financial Group, Inc. 2012 Equity Incentive Plan for CEO, filed as Exhibit 10.2 to First Niagara Financial Group, Inc.’s Form 10-Q for the quarter ended March 31, 2015.*

10.41	Form of Stock Option Agreement under First Niagara Financial Group, Inc. 2012 Equity Incentive Plan, filed as Exhibit 10.36 to Form 10-K for the year ended December 31, 2018.*
10.42	First Niagara Financial Group, Inc. 2012 Equity Incentive Plan, filed as Exhibit 10.33 to Form 10-K for the year ended December 31, 2017.*
10.43	First Niagara Financial Group, Inc. 2012 Equity Incentive Plan, Amendment Number One, filed as Appendix B to First Niagara Financial Group, Inc.’s Schedule 14A filed on March 21, 2014.*
10.44	First Niagara Financial Group, Inc. 2012 Equity Incentive Plan, Amendment Number Two, filed as Appendix C to First Niagara Financial Group, Inc.’s Schedule 14A filed on March 21, 2014.*
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from KeyCorp’s Form 10-K Report for the year ended December 31, 2019, formatted in inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income; (iii) the Consolidated Statements of Changes in Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

104	The cover page from KeyCorp’s Form 10-K for the year ended December 31, 2019, formatted in inline XBRL (contained in Exhibit 101).
* Incorporated by reference. Copies of these Exhibits have been filed with the SEC. Exhibits that are not incorporated by reference are filed with this report. Shareholders may obtain a copy of any exhibit, upon payment of reproduction costs, by writing KeyCorp Investor Relations, 127 Public Square, Mail Code OH-01-27-0737, Cleveland, OH 44114-1306.

† Certain schedules to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K and KeyCorp agrees to furnish supplementally to the SEC a copy of any omitted schedule upon request.
KeyCorp hereby agrees to furnish the SEC upon request, copies of instruments, including indentures, which define the rights of long-term debt security holders. All documents listed as Exhibits 10.1 through 10.44 constitute management contracts or compensatory plans or arrangements.
ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

KEYCORP

/s/ Donald R. Kimble
Donald R. Kimble
Chief Financial Officer (Principal Financial Officer)
February 26, 2020

/s/ Douglas M. Schosser
Douglas M. Schosser
Chief Accounting Officer (Principal Accounting Officer)
February 26, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title

*Beth E. Mooney	Chairman, Chief Executive Officer (Principal Executive Officer), and Director

*Christopher M. Gorman	President, Chief Operating Officer, and Director

*Donald R. Kimble	Chief Financial Officer (Principal Financial Officer)

*Douglas M. Schosser	Chief Accounting Officer (Principal Accounting Officer)

*Bruce D. Broussard	Director
*Charles P. Cooley	Director
*Gary M. Crosby	Director
*Alexander M. Cutler	Director
*H. James Dallas	Director
*Elizabeth R. Gile	Director
*Ruth Ann M. Gillis	Director
*William G. Gisel, Jr.	Director
*Carlton L. Highsmith	Director
*Richard J. Hipple	Director
*Kristen L. Manos	Director
*Barbara R. Snyder	Director
*David K. Wilson	Director

/s/ Craig T. Beazer
* By Craig T. Beazer, attorney-in-fact
February 26, 2020