Form 10-Q
period 2020-03-31
KEYCORP /NEW/
filed 2020-05-04
CIK 91576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares with a par value of $1 each	975,405,589 shares
Title of class	Outstanding at April 27, 2020

KEYCORP

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion & Analysis of Financial Condition & Results of Operations

Introduction

This section reviews the financial condition and results of operations of KeyCorp and its subsidiaries for the quarterly periods ended March 31, 2020, and March 31, 2019. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. When you read this discussion, you should also refer to the consolidated financial statements and related notes in this report. The page locations of specific sections and notes that we refer to are presented in the Table of Contents.

References to our “2019 Form 10-K” refer to our Form 10-K for the year ended December 31, 2019, which has been filed with the SEC and is available on its website (www.sec.gov) and on our website (www.key.com/ir).

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

ALCO: Asset/Liability Management Committee.	KAHC: Key Affordable Housing Corporation.
ALLL: Allowance for loan and lease losses.	KBCM: KeyBanc Capital Markets, Inc.
A/LM: Asset/liability management.	KCC: Key Capital Corporation.
AOCI: Accumulated other comprehensive income (loss).	KCDC: Key Community Development Corporation.
APBO: Accumulated postretirement benefit obligation.	KEF: Key Equipment Finance.
ASC: Accounting Standards Codification.	KIBS: Key Insurance & Benefits Services, Inc.
ARRC: Alternative Reference Rates Committee.	KPP: Key Principal Partners.
Austin: Austin Capital Management, Ltd.	KREEC: Key Real Estate Equity Capital, Inc.
BHCs: Bank holding companies.	LCR: Liquidity coverage ratio.
Board: KeyCorp Board of Directors.	LGD: Loss given default.
Cain Brothers: Cain Brothers & Company, LLC.	LIBOR: London Interbank Offered Rate.
CCAR: Comprehensive Capital Analysis and Review.	LIHTC: Low-income housing tax credit.
CECL: Current expected credit losses.	LTV: Loan-to-value.
CMBS: Commercial mortgage-backed securities.	Moody’s: Moody’s Investor Services, Inc.
CME: Chicago Mercantile Exchange.	MRC: Market Risk Committee.
CMO: Collateralized mortgage obligation.	MRM: Market Risk Management group.
Common Shares: KeyCorp common shares, $1 par value.	N/A: Not applicable.
DCF: Discounted cash flow.	NAV: Net asset value.
DIF: Deposit Insurance Fund of the FDIC.	N/M: Not meaningful.
Dodd-Frank Act: Dodd-Frank Wall Street Reform and	NMTC: New market tax credit.
Consumer Protection Act of 2010.	NOW: Negotiable Order of Withdrawal.
EAD: Exposure at default.	NPR: Notice of proposed rulemaking.
EBITDA: Earnings before interest, taxes, depreciation, and	NYSE: New York Stock Exchange.
amortization.	OCC: Office of the Comptroller of the Currency.
EPS: Earnings per share.	OCI: Other comprehensive income (loss).
ERISA: Employee Retirement Income Security Act of 1974.	OREO: Other real estate owned.
ERM: Enterprise risk management.	OTTI: Other-than-temporary impairment.
EVE: Economic value of equity.	PBO: Projected benefit obligation.
FASB: Financial Accounting Standards Board.	PCD: Purchased credit deteriorated.
FDIC: Federal Deposit Insurance Corporation.	PCI: Purchased credit impaired.
Federal Reserve: Board of Governors of the Federal	PD: Probability of default.
Reserve System.	RMBS: Residential mortgage-backed securities.
FHLB: Federal Home Loan Bank of Cincinnati.	S&P: Standard and Poor’s Ratings Services,
FHLMC: Federal Home Loan Mortgage Corporation.	a Division of The McGraw-Hill Companies, Inc.
FICO: Fair Isaac Corporation.	SEC: U.S. Securities and Exchange Commission.
First Niagara: First Niagara Financial Group, Inc.	SOFR: Secured Overnight Financing Rate.
FNMA: Federal National Mortgage Association, or Fannie	TCJ Act: Tax Cuts and Jobs Act.
Mae.	TDR: Troubled debt restructuring.
FSOC: Financial Stability Oversight Council.	TE: Taxable-equivalent.
GAAP: U.S. generally accepted accounting principles.	U.S. Treasury: United States Department of the
GNMA: Government National Mortgage Association, or	Treasury.
Ginnie Mae.	VaR: Value at risk.
HTC: Historic tax credit.	VEBA: Voluntary Employee Beneficiary Association.
ISDA: International Swaps and Derivatives Association.	VIE: Variable interest entity.

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

Forward-looking statements, by their nature, are subject to assumptions, risks, and uncertainties, many of which are outside of our control. Our actual results may differ materially from those set forth in our forward-looking statements. There is no assurance that any list of risks and uncertainties or risk factors is complete. Factors that could cause our actual results to differ from those described in forward-looking statements include, but are not limited to:

•	our concentrated credit exposure in commercial and industrial loans;

•	deterioration of commercial real estate market fundamentals;

•	defaults by our loan counterparties or clients;

•	adverse changes in credit quality trends;

•	declining asset prices;

•	the extensive regulation of the U.S. financial services industry;

•	changes in accounting policies, standards, and interpretations;

•	operational or risk management failures by us or critical third parties;

•	breaches of security or failures of our technology systems due to technological or other factors and cybersecurity threats;

•	negative outcomes from claims or litigation;

•	failure or circumvention of our controls and procedures;

•	the occurrence of natural or man-made disasters, global pandemics, conflicts, terrorist attacks, or other adverse external events;

•	evolving capital and liquidity standards under applicable regulatory rules;

•	disruption of the U.S. financial system;

•	our ability to receive dividends from our subsidiaries, including KeyBank;

•	unanticipated changes in our liquidity position, including but not limited to, changes in our access to or the cost of funding and our ability to secure alternative funding sources;

•	downgrades in our credit ratings or those of KeyBank;

•	a reversal of the U.S. economic recovery due to financial, political or other shocks;

•	our ability to anticipate interest rate changes and manage interest rate risk;

•	uncertainty surrounding the transition from LIBOR to an alternative reference rate;

•	deterioration of economic conditions in the geographic regions where we operate;

•	the soundness of other financial institutions;

•	our ability to attract and retain talented executives and employees and to manage our reputational risks;

•	our ability to timely and effectively implement our strategic initiatives;

•	increased competitive pressure;

•	our ability to adapt our products and services to industry standards and consumer preferences;

•	unanticipated adverse effects of strategic partnerships or acquisitions and dispositions of assets or businesses;

•	our ability to develop and effectively use the quantitative models we rely upon in our business planning; and

•	the impact of the COVID-19 global pandemic.

Any forward-looking statements made by us or on our behalf speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement to reflect the impact of subsequent events or circumstances. Before making an investment decision, you should carefully consider all risks and uncertainties disclosed in our 2019 Form 10-K and any subsequent reports filed with the SEC by Key, including the additional risk factors disclosed in Part II, Item 1A. of this Form 10-Q, as well as our registration statements under the Securities Act of 1933, as amended, all of which are or will upon filing be accessible on the SEC’s website at www.sec.gov and on our website at www.key.com/ir.

Long-term financial targets

Our financial outlook and results of operations were impacted by the economic fallout of the COVID-19 pandemic. Our long-term targets have not changed as we expect to continue to deliver positive operating leverage and strong financial returns as we emerge from this period of economic and financial stress.

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

The first quarter of 2020 reflected the impact of the pandemic on our market-sensitive businesses. Other income this quarter was also negatively impacted by $92 million of market-related valuation adjustments. Operating lease income also included an $8 million impairment charge. Partially offsetting these declines in revenue, our expense levels trended down, reflecting the benefit of efficiency improvements and lower variable compensation.

Moderate Risk Profile

Maintain a moderate risk profile by targeting a net loan charge-offs to average loans ratio in the range of .40% to .60% through a credit cycle.

CECL was adopted on January 1, 2020, resulting in an increase to our ALLL. By the end of the quarter, the economic outlook changed considerably, reflecting the expected impact of the pandemic. We updated our CECL reserves to incorporate a severe downturn in economic activity with a recovery beginning later this year. Despite the build in our ALLL, our credit quality metrics remained strong, with net loan charge-offs to average total loans continuing to be below our over-the-cycle range.

Financial Return

A return on average tangible common equity in the range of 16.00% to 19.00%.

Our ratios this quarter reflected the impact of balance sheet growth and lower earnings. We announced on March 17, 2020, that we would be temporarily suspending Common Share repurchase activity in response to the pandemic. Our capital target was established to provide sufficient capital to operate in stressed environments. We remain committed to consistently delivering on our stated priorities of supporting organic growth, continue our strong dividend, and prudently repurchasing Common Shares.

Selected financial data

Our financial performance for each of the last five quarters is summarized in Figure 1.

Figure 1. Selected Financial Data

	2020	2019
dollars in millions, except per share amounts	First	Fourth	Third	Second	First
FOR THE PERIOD
Interest income	$1,251	$1,285	$1,317	$1,329	$1,304
Interest expense	270	306	345	348	327
Net interest income	981	979	972	981	977
Provision for credit losses	359	109	200	74	62
Noninterest income	477	651	650	622	536
Noninterest expense	931	980	939	1,019	963
Income (loss) from continuing operations before income taxes	168	541	483	510	488
Income (loss) from continuing operations attributable to Key	145	466	413	423	406
Income (loss) from discontinued operations, net of taxes	1	3	3	2	1
Net income (loss) attributable to Key	146	469	416	425	407
Income (loss) from continuing operations attributable to Key common shareholders	118	439	383	403	386
Income (loss) from discontinued operations, net of taxes	1	3	3	2	1
Net income (loss) attributable to Key common shareholders	119	442	386	405	387
PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.12	$.45	$.39	$.40	$.38
Income (loss) from discontinued operations, net of taxes	—	—	—	—	—
Net income (loss) attributable to Key common shareholders (a)	.12	.45	.39	.40	.38
Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	.12	.45	.38	.40	.38
Income (loss) from discontinued operations, net of taxes — assuming dilution	—	—	—	—	—
Net income (loss) attributable to Key common shareholders — assuming dilution (a)	.12	.45	.39	.40	.38
Cash dividends paid	.185	.185	.185	.17	.17
Book value at period end	15.95	15.54	15.44	15.07	14.31
Tangible book value at period end	12.98	12.56	12.48	12.12	11.55
Weighted-average common shares outstanding (000)	967,446	973,450	988,319	999,163	1,006,717
Weighted-average common shares and potential common shares outstanding (000) (b)	976,110	984,361	998,328	1,007,964	1,016,504
AT PERIOD END
Loans	$103,198	$94,646	$92,760	$91,937	$90,178
Earning assets	141,333	130,807	132,160	130,213	127,296
Total assets	156,197	144,988	146,691	144,545	141,515
Deposits	115,304	111,870	111,649	109,946	108,175
Long-term debt	13,732	12,448	14,470	14,312	14,168
Key common shareholders’ equity	15,511	15,138	15,216	15,069	14,474
Key shareholders’ equity	17,411	17,038	17,116	16,969	15,924
PERFORMANCE RATIOS — FROM CONTINUING OPERATIONS
Return on average total assets	.40%	1.27%	1.14%	1.19%	1.18%
Return on average common equity	3.10	11.40	9.99	10.94	10.98
Return on average tangible common equity (c)	3.82	14.09	12.38	13.69	13.69
Net interest margin (TE)	3.01	2.98	3.00	3.06	3.13
Cash efficiency ratio (c)	62.3	58.7	56.0	61.9	61.9
PERFORMANCE RATIOS — FROM CONSOLIDATED OPERATIONS
Return on average total assets	.40%	1.27%	1.14%	1.19%	1.17%
Return on average common equity	3.12	11.48	10.07	11.00	11.01
Return on average tangible common equity (c)	3.86	14.19	12.48	13.75	13.72
Net interest margin (TE)	3.00	2.97	2.98	3.05	3.12
Loan-to-deposit (d)	92.1	86.6	85.3	86.1	85.1
CAPITAL RATIOS AT PERIOD END
Key shareholders’ equity to assets	11.1%	11.8%	11.7%	11.7%	11.3%
Key common shareholders’ equity to assets	10.0	10.5	10.4	10.5	10.2
Tangible common equity to tangible assets (c)	8.3	8.6	8.6	8.6	8.4
Common Equity Tier 1	8.9	9.4	9.5	9.6	9.8
Tier 1 risk-based capital	10.2	10.9	10.9	11.0	10.9
Total risk-based capital	12.2	12.8	12.9	13.0	13.0
Leverage	9.8	9.9	9.9	10.0	9.9
TRUST ASSETS
Assets under management	$36,189	$40,833	$39,416	$38,942	$38,742
OTHER DATA
Average full-time-equivalent employees	16,529	16,537	16,898	17,206	17,554
Branches	1,082	1,098	1,101	1,102	1,158

(a)	EPS may not foot due to rounding.

(b)	Assumes conversion of Common Share options and other stock awards and/or convertible preferred stock, as applicable.

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

Strategic developments

The first quarter of 2020 was an extraordinary time with the spread of COVID-19 causing a heavy human toll throughout the country and impacting all of our daily lives in unanticipated ways. Here are just a few of the ways we have responded to this unprecedented situation:

•
Our business resiliency plans are in effect and we have maintained our operational effectiveness across the entire organization. The health and safety of our clients, employees, and communities in which we operate have remained our top priority. In an effort to address this, our bank branches moved to serving clients by drive-thru service and by appointment only to help keep our employees and clients safe. We also instituted work from home plans to abide by stay-at-home orders.

•
We are committed to playing a critical role in providing capital and assistance to our clients and supporting broader initiatives to strengthen our economy. We have actively assisted clients with their applications for the newly introduced Paycheck Protection Program, which has entailed thousands of our employees collaborating to deliver this much-needed funding to our clients. We are also actively supporting clients through needed payment deferrals and other pandemic related hardship requests.

•
Our financial outlook has been impacted by the economic fallout from the COVID-19 pandemic. Importantly, we are operating from a position of strength. Our business model and clear strategy position us well during this period of economic and financial stress and we believe it will provide us with significant opportunities through the recovery phase. We want to affirm that our long-term financial targets have not changed and on the other side of this crisis, we expect to continue to deliver positive operating leverage and strong financial returns. However, given our inability to estimate the impact of the pandemic on our business and operations in 2020, we are withdrawing our financial outlook for the full year 2020 that was issued on January 23, 2020.

•
Credit quality is also playing a critical role in this environment. Our risk profile and strategy is different than the one we had during the 2007-2009 financial crisis. We have significantly reduced our exposure to high-risk sectors and industries and have positioned Key to perform well through all phases of the business cycle, including highly stressed environments, like the one in which we operated during the first quarter of 2020. Our moderate risk profile will continue to inform our credit decisions and the way we underwrite loans.

•
Capital and liquidity were clear strengths for us during the first quarter of 2020. We have participated in several rounds of government-mandated stress tests since the 2007-2009 financial crisis. These tests have shown that we would remain well capitalized through periods of severe economic and financial stress while continuing to support our clients and the communities in which we operate. Our liquidity position at March 31, 2020, remained strong with a combined $50 billion in liquid assets and unused borrowing capacity.

Demographics

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

The Commercial Bank delivers a broad suite of banking and capital markets products to its clients, including syndicated finance, debt and equity capital markets, commercial payments, equipment finance, commercial mortgage banking, derivatives, foreign exchange, financial advisory, and public finance. The Commercial Bank is also a significant servicer of commercial mortgage loans and a significant special servicer of CMBS.

Supervision and regulation

The following discussion provides a summary of recent regulatory developments and should be read in conjunction with the disclosure included in our 2019 Form 10-K under the heading “Supervision and Regulation” in Item 1. Business and under the heading “II. Compliance Risk” in Item 1A. Risk Factors.

Regulatory capital requirements

The final rule to implement the Basel III international capital framework (“Basel III”) was effective January 1, 2015, with a multi-year transition period ending on December 31, 2018 (“Regulatory Capital Rules”). The Basel III capital framework and the U.S. implementation of the Basel III capital framework are discussed in more detail in Item 1. Business of our 2019 Form 10-K under the heading “Supervision and Regulation — Regulatory capital requirements.”

Under the Regulatory Capital Rules, standardized approach banking organizations, such as KeyCorp and KeyBank, are required to meet the minimum capital and leverage ratios set forth in Figure 2 below. At March 31, 2020, Key had an estimated Common Equity Tier 1 Capital Ratio of 8.8% under the fully phased-in Regulatory Capital Rules. Also, at March 31, 2020, based on the fully phased-in Regulatory Capital Rules, Key estimates that its capital and leverage ratios, after adjustment for market risk, would be as set forth in Figure 2.

Figure 2. Pro Forma Ratios vs. Minimum Capital Ratios Calculated Under the Fully Phased-In Regulatory Capital Rules

Ratios (including capital conservation buffer)	Regulatory Minimum Requirement	Capital Conservation Buffer (c)	Regulatory Minimum With Capital Conservation Buffer	Key March 31, 2020 Pro forma (d)
Common Equity Tier 1 (a)	4.5%	2.5%	7.0%	8.8%
Tier 1 Capital	6.0	2.5	8.5	10.1
Total Capital	8.0	2.5	10.5	12.2
Leverage (b)	4.0	N/A	4.0	9.8

(a)	See section entitled “GAAP to Non-GAAP Reconciliations,” which presents the computation of Common Equity Tier 1 capital under the fully phased-in regulatory capital rules.

(b)	As a standardized approach banking organization, KeyCorp is not subject to the 3% supplemental leverage ratio requirement, which became effective January 1, 2018.

(c)
Capital conservation buffer must consist of Common Equity Tier 1 capital. As a standardized approach banking organization, KeyCorp is not subject to the countercyclical capital buffer of up to 2.5% imposed upon an advanced approaches banking organization under the Regulatory Capital Rules.

(d)	Pro forma ratios reflect the five-year transition of CECL impacts on regulatory ratios.

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

We believe that, as of March 31, 2020, KeyBank (consolidated) satisfied the risk-based and leverage capital requirements necessary to be considered “well capitalized” for purposes of the PCA framework. However, investors should not regard this determination as a representation of the overall financial condition or prospects of KeyBank because the PCA framework is intended to serve a limited supervisory function. Moreover, it is important to note that the PCA framework does not apply to BHCs, like KeyCorp.

Recent regulatory capital-related developments

A final rule adopted by the federal banking agencies in February 2019 provides banking organizations with the option to phase in, over a three-year period, the adverse day-one regulatory capital effects of the adoption of the CECL accounting standard. On March 27, 2020, the federal banking agencies issued an interim final rule that gives banking organizations that implement CECL before the end of 2020 the option to delay for two years CECL’s adverse effects on regulatory capital (“CECL Interim Final Rule”). This is in addition to the three-year transition period already in place, resulting in an optional five-year transition. The agencies noted this relief is being provided in order to allow banking organizations to better focus on lending to creditworthy households and businesses affected by recent strains on the U.S. economy caused by COVID-19. Comments on the CECL Interim Final Rule are due by May 15, 2020.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), enacted on March 27, 2020, provides banking organizations with the option to not comply with CECL until the earlier of (i) the termination date of the national emergency concerning COVID-19 declared by the President under the National Emergencies Act or (ii) December 31, 2020. The federal banking agencies issued a statement on March 31, 2020, indicating that banking organizations that elect to use the optional, temporary statutory relief will be able to elect the remaining period of regulatory capital relief provided under the CECL Interim Final Rule after the end of the statutory relief period. Alternatively, banking organizations may adopt CECL as planned in 2020 and use the regulatory capital relief provided under the CECL Interim Final Rule starting at the time of their adoption of CECL. Key has elected to adopt CECL as planned in the first quarter of 2020 and to exercise the option to use a five-year transition to measure CECL’s effects on regulatory capital.

See Item 1. Business of our 2019 Form 10-K under the heading “Supervision and Regulation — Regulatory capital requirements — Recent regulatory capital-related developments” for a discussion of other recent regulatory capital-related developments.

Capital planning and stress testing

On March 4, 2020, the Federal Reserve adopted a final rule integrating certain aspects of the Federal Reserve’s Regulatory Capital Rules with CCAR and the stress test rules in order to simplify the overall capital framework that is currently applicable to BHCs that have $100 billion or more in total consolidated assets (including KeyCorp). Under the final rule, the Federal Reserve amended the capital conservation buffer requirement under the Regulatory Capital Rules by replacing the static risk-weighted assets component of the buffer with a new measure, the stress capital buffer, which will be based on the results of an individual BHC’s supervisory stress test and cannot be less than 2.5 percent of risk-weighted assets. A firm will be subject to limitations on capital distributions and discretionary bonus payments if it does not satisfy all minimum capital requirements and its stress capital buffer requirement. A firm’s stress capital buffer requirement will become effective on October 1 of each year and will remain in effect until September 30 of the following year unless the firm receives an updated stress capital buffer requirement from the Federal Reserve.

On March 20, 2020, the federal banking agencies published an interim final rule that revises the definition of eligible retained income as that term is used in the agencies’ Regulatory Capital Rules. The revised definition applies to all buffer requirements applicable to a banking organization, including the stress capital buffer requirement adopted by the Federal Reserve on March 4, 2020. The revised definition of eligible retained income will make any automatic limitations on capital distributions that could apply under the agencies’ capital rules more gradual with the objective of promoting continued lending during a period of stress, including the period of stress resulting from the COVID-19 pandemic. Comments on the interim final rule are due by May 4, 2020.

See Item 1. Business of our 2019 Form 10-K under the heading “Supervision and Regulation - Regulatory capital requirements - Capital planning and stress testing” for an overview of capital planning and stress testing requirements.

Liquidity requirements

See Item. 1 Business of our 2019 Form 10-K under the heading “Supervision and Regulation — Regulatory capital requirements — Liquidity requirements” for a discussion of liquidity requirements, including the Liquidity Coverage Rules.

Volcker Rule

The Volcker Rule is discussed in detail in Item 1. Business of our 2019 Form 10-K under the heading “Supervision and Regulation - Other Regulatory Developments — Volcker Rule.”

On January 30, 2020, five federal agencies invited public comment on a proposal that is intended to clarify and streamline the covered fund-related provisions of the Volcker Rule. Among other things, the proposal would (i)

permit certain low-risk transactions (including intraday credit and payment, clearing, and settlement transactions) between a banking entity and covered funds for which the banking entity serves as investment adviser, investment manager, or sponsor; (ii) clarify exclusions from the covered fund definition for foreign public funds, loan securitizations, and small business investment companies; and (iii) permit banking entities to invest in or sponsor certain types of funds that do not raise the concerns that the Volcker Rule was intended to address, such as credit funds, venture capital funds, customer facilitation funds, and family wealth management vehicles. The agencies originally asked for comments on this proposal by April 1, 2020, but on April 2, 2020, the agencies announced that they will consider comments submitted before May 1, 2020.

Control standards

On January 30, 2020, the Federal Reserve adopted a final rule setting forth a new, comprehensive framework for determining control under the BHCA and the Home Owners’ Loan Act. The final rule simplifies and provides greater transparency regarding the standards used by the Federal Reserve to determine whether one company has control over another company. The final rule codifies existing Federal Reserve precedents on control and makes certain targeted adjustments to these precedents. The final rule provides a tiered framework that would look at the size of an investing company’s voting and total equity investment in another company along with a variety of other factors, including board representation, officer and employee interlocks, and the existence of business relationships between the companies. By providing greater clarity regarding the standards that would be applied for control determinations, the final rule may facilitate (1) BHCs making minority investments in nonbank companies and (2) nonbank investors taking minority stakes in banking organizations. On March 31, 2020, the Federal Reserve announced that it was delaying the effective date of the new control final rule to September 30, 2020, from the original date of April 1, 2020, in order to reduce operational burdens on organizations affected by this rule.

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

On December 12, 2019, the OCC and the FDIC requested public comment on a proposal to revise the agencies’ CRA regulations to modernize the framework by which the OCC and the FDIC assess a bank’s CRA performance. The agencies stated that they were doing so in order to make the regulatory framework more objective, transparent, consistent, and easy to understand and thereby better achieve the statutory purpose of encouraging banks to serve their communities. The proposal would (i) clarify and expand which activities qualify for CRA credit; (ii) update the definition of the areas where activities count for CRA credit; (iii) create a more transparent and objective method for measuring CRA performance; and (iv) provide for more transparent, consistent, and timely CRA-related data collection, recordkeeping, and reporting. The proposal was published in the Federal Register on January 9, 2020. Comments were due by April 8, 2020. Any revision of the OCC’s CRA regulations would apply to national banks, including KeyBank.

Regulatory developments concerning COVID-19

Federal, state, and local governments have adopted various statutes, rules, regulations, orders, and guidelines in order to address the COVID-19 pandemic and the adverse economic effects of this pandemic on individuals, families, businesses, and governments. Financial institutions, including Key, are affected by many of these measures, including measures that are broadly applicable to businesses operating in the communities where Key does business. These measures include “stay-at-home orders” that allow only essential businesses to operate. Financial services firms are generally regarded as “essential businesses” under these orders, but financial services firms, like other essential businesses, are required to operate in a manner that seeks to protect the health and safety of their customers and employees.

During the COVID-19 crisis, the federal banking agencies issued a number of statements encouraging financial institutions to meet the financial needs of their customers and have taken steps to provide financial institutions with additional flexibility to meet their customers’ needs. Certain of these steps are discussed above under the headings “Supervision and Regulation — Regulatory capital requirements — Recent regulatory capital-related developments” and “Supervision and Regulation — Capital planning and stress testing.” In addition, the federal banking agencies along with state bank regulators issued an interagency statement on March 22, 2020, addressing loan modifications that are made by financial institutions for borrowers affected by the COVID-19 crisis. The agencies stated that short-term loan modifications made on a good faith basis in response to COVID-19 for borrowers who were current prior to any relief do not need to be categorized as TDRs and that financial institutions are not expected to designate loans with deferrals granted due to COVID-19 as past due because of the deferral.

The CARES Act, enacted on March 27, 2020, contains a number of provisions that affect banking organizations. The CARES Act provides funding for various programs under which the federal government will lend to, guarantee loans to, or make investments in, businesses. Banking organizations are expected to play a role in some of these programs, and when they do so, they will be subject to certain requirements. One of these programs is the Paycheck Protection Program (“PPP”), a program administered by the Small Business Administration (the “SBA”) to provide loans to small businesses for payroll and other basic expenses during the COVID-19 crisis. The loans can be made by SBA-certified lenders and are 100% guaranteed by the SBA. The loans are eligible to be forgiven if certain conditions are satisfied, in which event the SBA will make payment to the lender for the forgiven amounts. KeyBank has participated in the PPP as a lender.

The CARES Act also authorizes temporary changes to certain provisions applicable to banking organizations. Among other changes, the CARES Act gives financial institutions the right to elect to suspend GAAP principles and regulatory determinations for loan modifications relating to COVID-19 that would otherwise be categorized as TDRs from March 1, 2020, through the earlier of December 31, 2020, or 60 days after the COVID-19 national emergency ends. In addition, the CARES Act requires mortgage servicers to grant, on a borrower’s request, forbearance for up to 180 days (which can be extended for an additional 180 days) on a federally-backed single-family mortgage loan or forbearance for up to 30 days (which can be extended for two additional 30-day periods) on a federally-backed multi-family mortgage loan when the borrowers experience financial hardship as a result of the COVID-19 emergency.

On April 3, 2020, federal banking agencies along with state bank regulators issued a joint statement indicating that the agencies do not plan to take supervisory or enforcement action against mortgage servicers for delays in taking loss-mitigation actions or sending notices required by the mortgage servicing rules if they provide short-term forbearance on mortgage loans to borrowers facing hardships relating to the COVID-19 emergency, including forbearance provided in accordance with the CARES Act, provided that the mortgage servicers make good faith efforts to take these actions and send these notices within a reasonable time.

On April 7, 2020, the federal banking agencies, in consultation with state bank regulators, issued an interagency statement clarifying the interaction between (i) their earlier statement discussing whether loan modifications relating to COVID-19 need to be treated as TDRs and (ii) the CARES Act provision on this subject. In this interagency statement, the agencies also said that when exercising supervisory and enforcement responsibility with respect to consumer protection requirements, they will take into account the unique circumstances impacting borrowers and institutions resulting from the COVID-19 emergency and that they do not expect to take a consumer compliance public enforcement action against an institution, provided that the circumstances were related to this emergency and the institution made good faith efforts to support borrowers and comply with the consumer protection requirements and addressed any needed corrective action.

The Federal Reserve has established several lending facilities that are intended to support the flow of credit to households, businesses, and governments. One of these facilities is the Paycheck Protection Program Liquidity Facility (“PPPLF”) which was set up to allow the Federal Reserve Banks to extend credit to financial institutions that originate PPP loans, taking the loans as collateral at face value. On April 9, 2020, the federal banking agencies issued an interim final rule to allow banking organizations to neutralize the effect of PPP loans financed under the PPPLF on the leverage capital ratios of these organizations. Also, in accordance with the CARES Act, a PPP loan will be assigned a risk weight of zero percent under the federal banking agencies’ risk-based capital rules.

Results of Operations

Earnings overview

The following chart provides a reconciliation of net income from continuing operations attributable to Key common shareholders for the three months ended March 31, 2019, to the three months ended March 31, 2020 (dollars in millions):
The following discussion explains the key factors that caused these elements to change. Given our inability to estimate the impact of COVID-19 on our business and operations in 2020, we are withdrawing our financial outlook for the full-year 2020 that was issued on January 23, 2020.

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

TE net interest income was $989 million for the first quarter of 2020, compared to TE net interest income of $985 million for the first quarter of 2019. The increase in net interest income reflects higher earning asset balances, which was partially offset by a lower net interest margin. The net interest margin was impacted by a lag in deposit pricing as interest rates declined.
Average loans were $96.2 billion for the first quarter of 2020, an increase of $6.5 billion compared to the first quarter of 2019. Commercial loans increased $2.9 billion, reflecting broad-based growth in commercial and industrial loans, partially offset by declines in commercial mortgage. Consumer loans increased $3.7 billion, driven by solid growth from Laurel Road, residential mortgage loans, and indirect auto lending.

Average deposits totaled $110.3 billion for the first quarter of 2020, an increase of $2.8 billion compared to the year-ago quarter, reflecting growth from consumer and commercial relationships, partially offset by a decline in time deposits.

Figure 4. Consolidated Average Balance Sheets, Net Interest Income, and Yields/Rates and Components of Net Interest Income Changes from Continuing Operations

	Three months ended March 31, 2020			Three months ended March 31, 2019			Change in Net interest income due to
dollars in millions	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)	Volume	Yield/Rate	Total
ASSETS
Loans (b), (c)
Commercial and industrial (d)	$49,466	$508	4.13%	$45,998	$532	4.68%	$38	$(62)	$(24)
Real estate — commercial mortgage	13,548	155	4.60	14,325	179	5.07	(9)	(15)	(24)
Real estate — construction	1,666	20	4.75	1,561	21	5.48	1	(2)	(1)
Commercial lease financing	4,565	39	3.39	4,497	41	3.66	1	(3)	(2)
Total commercial loans	69,245	722	4.19	66,381	773	4.71	31	(82)	(51)
Real estate — residential mortgage	7,215	68	3.75	5,543	56	4.02	16	(4)	12
Home equity loans	10,155	113	4.49	10,995	137	5.07	(10)	(14)	(24)
Consumer direct loans	3,709	54	5.91	1,862	37	8.06	29	(12)	17
Credit cards	1,082	31	11.50	1,105	32	11.80	(1)	—	(1)
Consumer indirect loans	4,768	46	3.86	3,763	39	4.13	10	(3)	7
Total consumer loans	26,929	312	4.66	23,268	301	5.23	44	(33)	11
Total loans	96,174	1,034	4.32	89,649	1,074	4.85	75	(115)	(40)
Loans held for sale	1,885	19	3.99	1,121	13	4.74	8	(2)	6
Securities available for sale (b), (e)	21,172	129	2.49	20,206	129	2.51	6	(6)	—
Held-to-maturity securities (b)	9,820	62	2.51	11,369	68	2.41	(10)	4	(6)
Trading account assets	1,065	8	2.95	957	8	3.36	1	(1)	—
Short-term investments	1,764	6	1.42	2,728	16	2.28	(5)	(5)	(10)
Other investments (e)	614	1.40		654	4	2.69	—	(3)	(3)
Total earning assets	132,494	1,259	3.82	126,684	1,312	4.17	75	(128)	(53)
Allowance for loan and lease losses	(1,097)			(878)
Accrued income and other assets	14,831			14,314
Discontinued assets	838			1,066
Total assets	$147,066			$141,186

LIABILITIES
NOW and money market deposit accounts	$66,721	112.67		$60,773	130.87		12	(30)	(18)
Savings deposits	4,655	1.05		4,811	1.08		—	—	—
Certificates of deposit ($100,000 or more)	6,310	34	2.20	8,376	47	2.25	(11)	(2)	(13)
Other time deposits	4,901	22	1.81	5,501	24	1.79	(3)	1	(2)
Total interest-bearing deposits	82,587	169.82		79,461	202	1.03	(2)	(31)	(33)
Federal funds purchased and securities sold under repurchase agreements	2,002	6	1.17	409	1.89		5	—	5
Bank notes and other short-term borrowings	1,401	5	1.58	649	4	2.75	3	(2)	1
Long-term debt (f), (g)	12,443	90	2.96	13,160	120	3.67	(6)	(24)	(30)
Total interest-bearing liabilities	98,433	270	1.10	93,679	327	1.42	—	(57)	(57)
Noninterest-bearing deposits	27,741			28,115
Accrued expense and other liabilities	2,838			2,622
Discontinued liabilities (g)	838			1,066
Total liabilities	129,850			125,482
EQUITY
Key shareholders’ equity	17,216			15,702
Noncontrolling interests	—			2
Total equity	17,216			15,704
Total liabilities and equity	$147,066			$141,186

Interest rate spread (TE)			2.72%			2.75%
Net interest income (TE) and net interest margin (TE)		989	3.01%		985	3.13%	$75	$(71)	4
TE adjustment (b)		8			8
Net interest income, GAAP basis		$981			$977

(a)	Results are from continuing operations. Interest excludes the interest associated with the liabilities referred to in (g), calculated using a matched funds transfer pricing methodology.

(b)
Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 21% for the three months ended March 31, 2020, and March 31, 2019.

(c)	For purposes of these computations, nonaccrual loans are included in average loan balances.

(d)	Commercial and industrial average balances include $145 million and $133 million of assets from commercial credit cards for the three months ended March 31, 2020, and March 31, 2019, respectively.

(e)	Yield is calculated on the basis of amortized cost.

(f)	Rate calculation excludes basis adjustments related to fair value hedges.

(g)	A portion of long-term debt and the related interest expense is allocated to discontinued liabilities as a result of applying our matched funds transfer pricing methodology to discontinued operations.

Provision for credit losses
Our provision for credit losses was $359 million for the three months ended March 31, 2020, compared to $62 million for the three months ended March 31, 2019. We adopted the CECL accounting standard effective January 1, 2020, and the economic scenario used in the estimation of expected credit losses was materially affected by the COVID-19 pandemic.

Noninterest income

As shown in Figure 5, noninterest income was $477 million, and represented 33% of total revenue for the first quarter of 2020, compared to $536 million, representing 35% of total revenue for the year-ago quarter.

The following discussion explains the composition of certain elements of our noninterest income and the factors that caused those elements to change.

Figure 5. Noninterest Income

(a)
Other noninterest income includes operating lease income and other leasing gains, corporate services income, corporate-owned life insurance income, consumer mortgage income, commercial mortgage servicing fees, and other income. See the "Consolidated Statements of Income" in Item 1. Financial Statements of this report.

Trust and investment services income

Trust and investment services income consists of brokerage commissions, trust and asset management fees, and insurance income. The assets under management that primarily generate these revenues are shown in Figure 6. For the three months ended March 31, 2020, trust and investment services income increased $18 million, or 15.7%, compared to the same period one year ago primarily due to an increase in brokerage commissions as a result of elevated trading volume due to market volatility.

A significant portion of our trust and investment services income depends on the value and mix of assets under management. At March 31, 2020, our bank, trust, and registered investment advisory subsidiaries had assets under management of $36.2 billion, compared to $38.7 billion at March 31, 2019. Assets under management were down, as shown in Figure 6, due to lower market levels at the end of the current quarter.

Figure 6. Assets Under Management

in millions	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Assets under management by investment type:
Equity	$20,421	$25,271	$23,967	$23,805	$23,299
Securities lending	188	309	455	520	761
Fixed income	10,911	11,000	10,954	10,800	10,817
Money market	4,669	4,253	4,040	3,817	3,865
Total assets under management	$36,189	$40,833	$39,416	$38,942	$38,742

Investment banking and debt placement fees

Investment banking and debt placement fees consists of syndication fees, debt and equity financing fees, financial adviser fees, gains on sales of commercial mortgages, and agency origination fees. Investment banking and debt placement fees increased $6 million, or 5.5%, from the year-ago quarter. The increase was primarily driven by higher agency origination fees and commercial mortgage gains on sale. Partially offsetting this was a disruption in the capital markets related to COVID-19 and increased market volatility during the first quarter of 2020.

Service charges on deposit accounts

Service charges on deposit accounts increased $2 million, or 2.4%, for the three months ended March 31, 2020, compared to the same period one year ago. The increase was driven by higher maintenance and account analysis fees.

Cards and payments income

Cards and payments income, which consists of debit card, consumer and commercial credit card, and merchant services income, was flat compared to the year-ago quarter.

Other noninterest income

Other noninterest income includes operating lease income and other leasing gains, corporate services income, corporate-owned life insurance income, consumer mortgage income, commercial mortgage servicing fees, and other income. Other noninterest income decreased $85 million, or 52.1%, from the year-ago quarter, primarily due to a decline in other income related to market-related valuation adjustments of customer derivatives due to the significant increase in credit spreads, as well as trading losses and portfolio marks also related to the widening credit spreads in the market.

Noninterest expense

As shown in Figure 7, noninterest expense was $931 million for the first quarter of 2020, compared to $963 million for the first quarter of 2019.

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

Personnel

Personnel expense, the largest category of our noninterest expense, decreased by $48 million, or 8.5%, for the three months ended March 31, 2020, compared to the same period one year ago. This decrease reflected the successful implementation of our expense initiatives which drove personnel expenses lower. Additionally, there was a decline in equity award expense and incentive compensation as a result of market conditions.

Net occupancy

Net occupancy expense increased $4 million, or 5.6%, for the first quarter of 2020, compared to the same period one year ago. This increase was primarily due to higher property reserve expenses.

Other noninterest expense

Other noninterest expense includes equipment, operating lease expense, marketing, FDIC assessment, intangible asset amortization, OREO expense, and other miscellaneous expense categories. Other noninterest expense increased $11 million, or 4.8%, from the year-ago quarter, primarily due to an increase in operating lease depreciation.

Income taxes

We recorded tax expense of $23 million for the first quarter of 2020 and $82 million for the first quarter of 2019.

Our federal tax expense differs from the amount that would be calculated using the federal statutory tax rate, primarily because we generate income from investments in tax-advantaged assets, such as corporate-owned life insurance and credits associated with renewable energy and low-income housing investments, and make periodic adjustments to our tax reserves.

Additional information pertaining to how our tax expense (benefit) and the resulting effective tax rates were derived is included in Note 14 (“Income Taxes”) beginning on page 148 of our 2019 Form 10-K.

Business Segment Results

This section summarizes the financial performance of our two major business segments (operating segments): Consumer Bank and Commercial Bank. Note 19 (“Business Segment Reporting”) describes the products and services offered by each of these business segments and provides more detailed financial information pertaining to the segments. For more information on the segment imperatives and market and business overview, see “Business Segment Results” beginning on page 50 of our 2019 Form 10-K. Dollars in the charts are presented in millions.

Consumer Bank

Summary of operations

•	Net income attributable to Key of $105 million for the first quarter of 2020, compared to $168 million for the year-ago quarter

•	Taxable equivalent net interest income decreased by $1 million from the first quarter of 2019, with balance sheet growth offset by lower loan fees and a lower interest rate environment

•	Average loans and leases increased $3.9 billion, or 12.4%. This was driven by strong loan growth in Laurel Road, residential mortgage, and indirect auto lending

•	Average deposits increased $2 billion, or 2.9%, from the first quarter of 2019. This was driven by growth in money market deposits, partially offset by a decrease in time deposits

•
Provision for credit losses increased $95 million compared to the first quarter of 2019. The increase in provision for credit losses is mainly attributable to the significant change in the economic scenario from the COVID-19 pandemic, as well as balance sheet growth

•	Noninterest income increased $16 million, or 7.5%, from the year ago quarter, driven by growth in trust and investment services income and consumer mortgage income

•	Noninterest expense increased $3 million, or 0.6%, from the year ago quarter. The increase reflects the addition of Laurel Road, partially offset by strong expense management
Commercial Bank

Summary of operations

•	Net income attributable to Key of $70 million for the first quarter of 2020, compared to $250 million for the year-ago quarter

•	Taxable-equivalent net interest income increased by $8 million, compared to the first quarter of 2019, with balance sheet growth partially offset by a lower interest rate environment

•
Average loan and lease balances increased $2.8 billion, or 4.9%, compared to the first quarter of 2019, driven by broad-based growth in commercial and industrial loans and partially offset by a decline in commercial mortgage balances due to disciplined risk management

•	Average deposit balances increased $1.6 billion, or 4.8%, compared to the first quarter of 2019, driven by growth in core deposits

•
Provision for credit losses increased $198 million compared to the first quarter of 2019. The increase in provision for credit losses is mainly attributable to the significant change in the economic scenario from the COVID-19 pandemic, as well as balance sheet growth

•	Noninterest income decreased $81 million from the prior year, driven by market-related valuation adjustments of customer derivatives, as well as fixed income trading losses

•
Noninterest expense decreased $20 million, or 5.4%, from the first quarter of 2019. The decline reflects the continued benefit of efficiency initiatives undertaken throughout 2019, as well as strong expense discipline

Financial Condition

Loans and loans held for sale

Figure 8. Breakdown of Loans at March 31, 2020

(a)	Other consumer loans include Consumer direct loans, Credit cards, and Consumer indirect loans. See Note 3 (“Loan Portfolio”) Item 1. Financial Statements of this report.

At March 31, 2020, total loans outstanding from continuing operations were $103.2 billion, compared to $94.6 billion at December 31, 2019. For more information on balance sheet carrying value, see Note 1 (“Summary of Significant Accounting Policies”) under the headings “Loans” and “Loans Held for Sale” on page 100 of our 2019 Form 10-K.

Commercial loan portfolio

Commercial loans outstanding were $75.9 billion at March 31, 2020, an increase of $7.9 billion, or 11.6%, compared to December 31, 2019, driven by an increase in commercial and industrial loans, largely in response to the COVID-19 pandemic, which resulted in higher utilization rates in March. As a result of the current economic environment, our commercial loan portfolio is going through active portfolio surveillance. We are conducting ongoing portfolio reviews on our commercial loans with any risk rating migrations being closely monitored. We have centralized internal reporting on enterprise-wide relief initiatives, as well as, following any potential relief initiatives that may come in the future. We have also established a pandemic watchlist and are performing ongoing reviews of commercial clients that are likely to be impacted by COVID-19. Overall, most of these clients represent a small portion of the overall portfolio and are diversified by type and geography. Figure 9 summarizes our commercial portfolios that are at risk of being impacted by the COVID-19 pandemic as of March 31, 2020.

Figure 9. Select Commercial Portfolio Focus Areas

dollars in millions	Outstanding as of March 31, 2020	Percent of Loan Type to Total Loans
Consumer behavior (a)	$5,276	5.1%
Education	1,574	1.5
Sports	749.7
Restaurants	482.5

Retail commercial real estate (b)	760.7

Nondurable retail (c)	866.8

Travel/Tourism (d)	3,102	3.0
Hotels	1,036	1.0

Leveraged lending (e)	2,373	2.3

Oil and gas	2,541	2.5
Upstream (reserve based)	1,630	1.6
Midstream	516.5
Downstream	171.2

(a)	Consumer behavior includes restaurants, sports, entertainment and leisure, services, education, etc.

(b)	Retail commercial real estate is mainly composed of regional malls, strip centers (unanchored) and lifestyle centers.

(c)	Nondurable retail includes direct lending to retailers including apparel, hobby shops, nursery garden centers, cosmetics, and gas stations with convenience stores.

(d)	Travel/Tourism includes hotels, tours, and air/water/rail leasing.

(e)
Leveraged lending exposures have total debt to EBITDA greater than four times or senior debt to EBITDA greater than three time and meets the purpose test (the new debt finances a buyout, acquisitions, or capital distribution).

Figure 10 provides our commercial loan portfolios by industry classification at March 31, 2020, and December 31, 2019.

Figure 10. Commercial Loans by Industry

March 31, 2020	Commercial and industrial	Commercial real estate	Commercial lease financing	Total commercial loans	Percent of total
dollars in millions
Industry classification:
Agriculture	$1,007	$187	$111	$1,305	1.7%
Automotive	2,321	495	16	2,832	3.7
Business products	1,752	118	51	1,921	2.5
Business services	3,678	201	220	4,099	5.4
Chemicals	867	43	43	953	1.3
Commercial real estate	6,179	10,653	12	16,844	22.2
Construction materials and contractors	2,057	239	241	2,537	3.3
Consumer discretionary	4,226	422	463	5,111	6.7
Consumer services	5,617	901	528	7,046	9.3
Equipment	1,785	80	109	1,974	2.6
Finance	7,100	78	392	7,570	10.0
Healthcare	3,408	1,486	315	5,209	6.9
Materials manufacturing and mining	1,232	49	41	1,322	1.7
Oil and gas	2,401	51	89	2,541	3.4
Public exposure	2,355	24	723	3,102	4.1
Technology	850	26	176	1,052	1.4
Transportation	1,426	194	712	2,332	3.1
Utilities	7,111	1	421	7,533	9.9
Other	611	10	14	635.8
Total	$55,983	$15,258	$4,677	$75,918	100.0%

December 31, 2019	Commercial and industrial	Commercial real estate	Commercial lease financing	Total commercial loans	Percent of total
dollars in millions
Industry classification:
Agriculture	$1,036	$178	$112	$1,326	1.9%
Automotive	2,048	467	18	2,533	3.7
Business products	1,513	111	57	1,681	2.5
Business services	3,083	203	210	3,496	5.2
Chemicals	776	40	46	862	1.3
Commercial real estate	5,126	10,469	12	15,607	22.9
Construction materials and contractors	1,876	238	244	2,358	3.5
Consumer discretionary	3,646	400	467	4,513	6.6
Consumer services	4,567	863	535	5,965	8.8
Equipment	1,428	76	98	1,602	2.4
Finance	6,186	64	386	6,636	9.7
Healthcare	3,000	1,564	331	4,895	7.2
Materials manufacturing and mining	1,117	44	41	1,202	1.8
Oil and gas	2,219	54	90	2,363	3.5
Public exposure	2,422	24	706	3,152	4.6
Technology	916	27	182	1,125	1.6
Transportation	1,298	218	737	2,253	3.3
Utilities	5,560	2	397	5,959	8.8
Other	478	7	19	504.7
Total	$48,295	$15,049	$4,688	$68,032	100.0%

Commercial and industrial. Commercial and industrial loans are the largest component of our loan portfolio, representing 54% of our total loan portfolio at March 31, 2020, and 51% at December 31, 2019. This portfolio is approximately 87% variable rate and consists of loans originated primarily to large corporate, middle market, and small business clients.

Commercial and industrial loans totaled $56.0 billion at March 31, 2020, an increase of $7.7 billion, or 15.9%, compared to December 31, 2019. The growth was broad-based and spread across most industry categories, as the impact of COVID-19 resulted in higher utilization rates in March.

Commercial real estate loans. Our commercial real estate portfolio includes both mortgage and construction loans and is originated through two primary sources: our 15-state banking franchise, and KeyBank Real Estate Capital, a national line of business within the Commercial Bank that cultivates relationships with owners of commercial real estate located both within and beyond the branch system. Nonowner-occupied properties, generally properties for which at least 50% of the debt service is provided by rental income from nonaffiliated third parties, represented 80%

of total commercial real estate loans outstanding at March 31, 2020. Construction loans, which provide a stream of funding for properties not fully leased at origination to support debt service payments over the term of the contract or project, represented 11% of commercial real estate loans at period end.

At March 31, 2020, commercial real estate loans totaled $15.3 billion, which includes $1.7 billion of construction loans. Compared to December 31, 2019, this portfolio increased $209 million, or 1.4%, We continue to focus primarily on owners of completed and stabilized commercial real estate in accordance with our relationship strategy.

As shown in Figure 11, our commercial real estate loan portfolio includes various property types and geographic locations of the underlying collateral. These loans include commercial mortgage and construction loans in both
Consumer Bank and Commercial Bank.

Figure 11. Commercial Real Estate Loans

	Geographic Region							Total	Percent of Total	Construction	Commercial Mortgage
dollars in millions	West	Southwest	Central	Midwest	Southeast	Northeast	National
March 31, 2020
Nonowner-occupied:
Retail properties	$133	$41	$139	$145	$151	$567	$138	$1,314	8.6%	$89	$1,225
Multifamily properties	697	287	701	846	1,458	1,332	248	5,569	36.5	1,312	4,257
Health facilities	85	77	85	92	166	482	408	1,395	9.2	46	1,349
Office buildings	265	—	298	155	214	667	174	1,773	11.6	56	1,717
Warehouses	60	34	56	69	63	237	126	645	4.2	22	623
Manufacturing facilities	39	—	38	3	40	39	82	241	1.6	5	236
Hotels/Motels	75	—	19	—	9	118	60	281	1.8	9	272
Residential properties	—	—	—	3	—	69	—	72.5		4	68
Land and development	20	5	—	3	2	29	—	59.4		34	25
Other	94	9	36	94	26	183	349	791	5.2	24	767
Total nonowner-occupied	1,468	453	1,372	1,410	2,129	3,723	1,585	12,140	79.6	1,601	10,539
Owner-occupied	850	4	299	560	70	1,335	—	3,118	20.4	109	3,009
Total	$2,318	$457	$1,671	$1,970	$2,199	$5,058	$1,585	15,258	100.0%	$1,710	$13,548

Nonperforming loans	$1	—	—	$8	$7	$22	$51	$89	N/M	2	$87
Accruing loans past due 90 days or more	—	—	—	—	—	12	7	19	N/M	$2	17
Accruing loans past due 30 through 89 days	2	—	11	2	—	29	21	65	N/M	4	61

December 31, 2019
Nonowner-occupied:
Retail properties	$133	$41	$143	$155	$161	$580	$124	$1,337	8.9%	$85	$1,252
Multifamily properties	698	354	767	795	1,205	1,350	225	5,394	35.8	1,189	4,205
Health facilities	76	44	104	93	163	497	405	1,382	9.2	40	1,342
Office buildings	214	7	293	132	244	725	134	1,749	11.6	69	1,680
Warehouses	51	34	51	51	46	238	134	605	4.0	7	598
Manufacturing facilities	36	—	38	4	40	43	54	215	1.4	5	210
Hotels/Motels	76	—	19	—	12	129	57	293	1.9	6	287
Residential properties	—	—	—	2	—	98	—	100.7		5	95
Land and development	20	5	—	3	2	9	—	39.3		34	5
Other	80	9	71	86	22	259	358	885	5.9	23	862
Total nonowner-occupied	1,384	494	1,486	1,321	1,895	3,928	1,491	11,999	79.7	1,463	10,536
Owner-occupied	833	4	285	536	71	1,321	—	3,050	20.3	95	2,955
Total	$2,217	$498	$1,771	$1,857	$1,966	$5,249	$1,491	$15,049	100.0%	$1,558	$13,491

Nonperforming loans	$1	—	—	$7	7	$20	$52	$87	N/M	2	$85
Accruing loans past due 90 days or more	—	—	—	2	$—	11	—	13	N/M	$1	12
Accruing loans past due 30 through 89 days	1	—	—	7	—	8	—	16	N/M	2	14

West –	Alaska, California, Hawaii, Idaho, Montana, Oregon, Washington, and Wyoming
Southwest –	Arizona, Nevada, and New Mexico
Central –	Arkansas, Colorado, Oklahoma, Texas, and Utah
Midwest –	Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, and Wisconsin
Southeast –	Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, Washington D.C., and West Virginia
Northeast –	Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, and Vermont
National –	Accounts in three or more regions

Consumer loan portfolio

Consumer loans outstanding increased by $666 million, or 2.5%, from December 31, 2019, as growth from Laurel Road, residential mortgage loans, and indirect auto lending more than offset the decline in home equity loans. Laurel Road loan originations were over $600 million for the quarter.
The home equity portfolio is comprised of loans originated by our Consumer Bank within our 15-state footprint and is the largest segment of our consumer loan portfolio, representing 37% of consumer loans outstanding at March 31, 2020.

We held the first lien position for approximately 62% of the home equity portfolio at March 31, 2020, and 61% at December 31, 2019. For loans with real estate collateral, we track borrower performance monthly. Regardless of the lien position, credit metrics are refreshed quarterly, including recent FICO scores as well as updated loan-to-value ratios. This information is used in establishing the ALLL. Our methodology is described in Note 1 (“Basis of Presentation and Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” of this report.

Figure 12. Consumer Loans by State

	Real estate — residential mortgage	Home equity loans	Consumer direct loans	Credit cards	Consumer indirect loans	Total
March 31, 2020
New York	$1,156	$2,615	$569	$370	$789	$5,499
Ohio	627	1,426	466	225	879	3,623
Washington	1,276	1,518	251	95	7	3,147
Pennsylvania	280	670	208	52	505	1,715
Connecticut	1,014	373	75	24	153	1,639
Oregon	571	840	95	45	2	1,553
Colorado	614	418	115	32	2	1,181
Maine	126	425	71	35	365	1,022
Massachusetts	257	49	76	5	449	836
Indiana	119	403	133	43	125	823
Other	1,458	1,366	1,774	115	1,529	6,242
Total	$7,498	$10,103	$3,833	$1,041	$4,805	$27,280

	Real estate — residential mortgage	Home equity loans	Consumer direct loans	Credit cards	Consumer indirect loans	Total
December 31, 2019
New York	$1,146	$2,655	$548	$404	$797	$5,550
Ohio	601	1,458	461	247	827	3,594
Washington	1,126	1,546	252	102	8	3,034
Pennsylvania	282	677	189	55	477	1,680
Connecticut	1,029	375	68	26	154	1,652
Oregon	517	852	94	48	2	1,513
Colorado	544	428	109	34	2	1,117
Maine	123	434	71	38	359	1,025
Indiana	117	412	131	47	118	825
Massachusetts	257	48	62	6	437	810
Other	1,281	1,389	1,528	123	1,493	5,814
Total	$7,023	$10,274	$3,513	$1,130	$4,674	$26,614

Figure 13 summarizes our loan sales for the first three months of 2020 and all of 2019.

Figure 13. Loans Sold (Including Loans Held for Sale)

in millions	Commercial	Commercial Real Estate	Commercial Lease Financing	Residential Real Estate	Consumer Direct	Total
2020
First quarter	$55	$2,022	$81	$546	—	2,704
Total	$55	$2,022	$81	$546	—	$2,704
2019
Fourth quarter	$50	$3,138	$222	$559	—	$3,969
Third quarter	220	2,600	68	569	$247	3,704
Second quarter	154	1,864	96	329	—	2,443
First quarter	301	1,536	34	225	—	2,096
Total	$725	$9,138	$420	$1,682	$247	$12,212

Figure 14 shows loans that are either administered or serviced by us, but not recorded on the balance sheet; this includes loans that were sold.

Figure 14. Loans Administered or Serviced

in millions	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Commercial real estate loans	$354,919	$347,186	$317,152	$310,792	$300,989
Residential mortgage	6,405	6,146	5,749	5,428	5,304
Education loans	594	625	658	693	727
Commercial lease financing	1,029	1,047	969	934	924
Commercial loans	614	591	590	588	562
Consumer direct	1,999	2,243	2,272	—	—
Total	$365,560	$357,838	$327,390	$318,435	$308,506

In the event of default by a borrower, we are subject to recourse with respect to approximately $5.1 billion of the $365.6 billion of loans administered or serviced at March 31, 2020. Additional information about this recourse arrangement is included in Note 16 (“Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with FNMA.”

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

Securities

Our securities portfolio totaled $30.4 billion at March 31, 2020, compared to $31.9 billion at December 31, 2019. Available-for-sale securities were $20.8 billion at March 31, 2020, compared to $21.8 billion at December 31, 2019. Held-to-maturity securities were $9.6 billion at March 31, 2020, and $10.1 billion at December 31, 2019.

As shown in Figure 15, all of our mortgage-backed securities, which include both securities available for sale and held-to-maturity securities, are issued by government-sponsored enterprises or GNMA and traded in liquid secondary markets. These securities are recorded on the balance sheet at fair value for the available-for-sale portfolio and at amortized cost for the held-to-maturity portfolio. For more information about these securities, see Note 1 (“Basis of Presentation and Accounting Policies”), Note 5 (“Fair Value Measurements”) under the heading “Qualitative Disclosures of Valuation Techniques”, and Note 6 (“Securities”).

Figure 15. Mortgage-Backed Securities by Issuer

in millions	March 31, 2020	December 31, 2019
FHLMC	$5,797	$5,115
FNMA	10,573	12,308
GNMA	13,695	14,112
Total (a)	$30,065	$31,535

(a)	Includes securities held in the available-for-sale and held-to-maturity portfolios.
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

Figure 16 shows the composition, yields, and remaining maturities of our securities available for sale. For more information about these securities, including gross unrealized gains and losses by type of security and securities pledged, see Note 6 (“Securities”).

Figure 16. Securities Available for Sale

dollars in millions	U.S. Treasury, Agencies, and Corporations	States and Political Subdivisions	Agency Residential Collateralized Mortgage Obligations (a)	Agency Residential Mortgage-backed Securities (a)	Agency Commercial Mortgage-backed Securities (a)	Other Securities	Total	Weighted-Average Yield (b)
March 31, 2020
Remaining maturity:
One year or less	$341	$4	$222	$2	—	$8	$577	1.88%
After one through five years	—	—	9,792	1,516	$3,793	—	15,101	2.47
After five through ten years	—	—	2,031	19	3,076	1	5,127	2.52
After ten years	—	—	—	2	—	—	2	3.34
Fair value	$341	$4	$12,045	$1,539	$6,869	$9	$20,807	—
Amortized cost	340	4	11,705	1,472	6,597	8	20,126	2.47%
Weighted-average yield (b)	1.53%	4.37%	2.26%	2.79%	2.83%	.18%	2.47%	—
Weighted-average maturity	.2 years	.6 years	3.7 years	3.5 years	5.1 years	.8 years	4.1 years	—
December 31, 2019
Fair value	$334	$4	$12,783	$1,714	$6,997	$11	$21,843	—
Amortized cost	334	4	12,772	1,677	6,898	7	21,692	2.52%

(a)	Maturity is based upon expected average lives rather than contractual terms.

(b)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a TE basis using the statutory federal income tax rate of 21%.

Held-to-maturity securities

Federal agency CMOs and mortgage-backed securities constitute essentially all of our held-to-maturity securities. The remaining balance is comprised of foreign bonds and asset-backed securities. Figure 17 shows the composition, yields, and remaining maturities of these securities.

Figure 17. Held-to-Maturity Securities

dollars in millions	Agency Residential Collateralized Mortgage Obligations (a)	Agency Residential Mortgage-backed Securities (a)	Agency Commercial Mortgage-backed Securities (a)	Asset-backed securities	Other Securities	Total	Weighted-Average Yield (b)
March 31, 2020
Remaining maturity:
One year or less	$55	—	—	$2	$3	$60	1.85%
After one through five years	4,230	$321	$2,118	9	12	6,690	2.36
After five through ten years	1,069	69	1,750	—	—	2,888	2.59
After ten years	—	—	—	—	—	—	—
Amortized cost	$5,354	$390	$3,868	$11	$15	$9,638	2.43%
Fair value	5,511	409	4,066	11	15	10,012	—
Weighted-average yield (b)	2.12%	2.50%	2.85%	1.75%	3.05%	2.43%	—
Weighted-average maturity	3.6 years	4.4 years	5.3 years	3.7 years	2.8 years	4.3 years	—
December 31, 2019
Amortized cost	$5,692	$409	$3,940	11	$15	$10,067	2.43%
Fair value	5,666	415	4,009	11	15	10,116	—

(a)	Maturity is based upon expected average lives rather than contractual terms.

(b)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a TE basis using the statutory federal income tax rate of 21%.

Deposits and other sources of funds

Figure 18. Breakdown of Deposits at March 31, 2020
Deposits are our primary source of funding. At March 31, 2020, our deposits totaled $115.3 billion, an increase of $3.4 billion compared to December 31, 2019. The increase was driven by the penetration of existing retail and commercial relationships. In addition, deposit inflows in March were largely driven by customers' increased credit line draws due to the economic impact of COVID-19.

Wholesale funds, consisting of short-term borrowings and long-term debt, totaled $20.8 billion at March 31, 2020, compared to $13.5 billion at December 31, 2019. The increase was driven by a combination of secured and unsecured short-term funding during the first quarter of 2020, mostly due to the impact of the COVID-19 pandemic.

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

(a)	Common Share repurchases were suspended during the first quarter of 2020 in response to the COVID-19 pandemic.

(b)	The dividend payout ratio for the first quarter of 2020 was impacted by lower EPS which was impacted by the economic fallout from the COVID-19 pandemic.

Dividends

Consistent with our 2019 capital plan, we paid a quarterly dividend of $.185 per Common Share for the first quarter of 2020. The suspension of our share repurchase program announced on March 17, 2020, does not impact our dividend per Common Share, and we believe our capital level provides sufficient capacity to maintain our dividend. Further information regarding the capital planning process and CCAR is included under the heading “Capital planning and stress testing” in the “Supervision and Regulation” section beginning on page 15 of our 2019 Form 10-K.

Common shares outstanding

Our Common Shares are traded on the NYSE under the symbol KEY with 32,816 holders of record at March 31, 2020. Our book value per Common Share was $15.95 based on 975.3 million shares outstanding at March 31, 2020, compared to $15.54 per Common Share based on 977.2 million shares outstanding at December 31, 2019. At March 31, 2020, our tangible book value per Common Share was $12.98, compared to $12.56 per Common Share at December 31, 2019.

Figure 19 shows activities that caused the change in outstanding common shares over the past five quarters.

Figure 19. Changes in Common Shares Outstanding

	2020	2019
in thousands	First	Fourth	Third	Second	First
Shares outstanding at beginning of period	977,189	988,538	1,003,114	1,013,186	1,019,503
Open market repurchases and return of shares under employee compensation plans	(7,862)	(12,968)	(15,076)	(10,412)	(11,791)
Shares issued under employee compensation plans (net of cancellations)	5,992	1,619	500	340	5,474
Shares outstanding at end of period	975,319	977,189	988,538	1,003,114	1,013,186

As shown above, Common Shares outstanding decreased by 1.9 million shares during the first quarter of 2020.

At March 31, 2020, we had 281.4 million treasury shares, compared to 279.5 million treasury shares at December 31, 2019. Going forward we expect to reissue treasury shares as needed in connection with stock-based compensation awards and for other corporate purposes.

Information on repurchases of Common Shares by KeyCorp is included in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this report.

Capital adequacy

Capital adequacy is an important indicator of financial stability and performance. All of our capital ratios remained in excess of regulatory requirements at March 31, 2020. Our capital and liquidity levels are intended to position us to weather an adverse operating environment while continuing to serve our clients’ needs, as well as to meet the Regulatory Capital Rules described in Item 1. Business of our 2019 Form 10-K under the heading “Supervision and Regulation.” Our shareholders’ equity to assets ratio was 11.15% at March 31, 2020, compared to 11.75% at December 31, 2019. Our tangible common equity to tangible assets ratio was 8.3% at March 31, 2020, compared to 8.6% at December 31, 2019. See the section entitled “GAAP to Non-GAAP Reconciliations,” which presents the computations of certain financial measures related to “tangible common equity.” The minimum capital and leverage ratios under the Regulatory Capital Rules together with the estimated ratios of KeyCorp at March 31, 2020, calculated on a fully phased-in basis, are set forth in the “Supervision and regulation — Regulatory capital requirements” section in Item 2 of this report.

Figure 20 represents the details of our regulatory capital positions at March 31, 2020, and December 31, 2019, under the Regulatory Capital Rules. Information regarding the regulatory capital ratios of KeyCorp’s banking subsidiaries is presented annually, with the most recent information included in Note 24 (“Shareholders' Equity”) beginning on page 169 of our 2019 Form 10-K.

Figure 20. Capital Components and Risk-Weighted Assets

	dollars in millions	March 31, 2020	December 31, 2019
COMMON EQUITY TIER 1
Key shareholders’ equity (GAAP)		$17,411	$17,038
Less:	Preferred Stock (a)	1,856	1,856
Add:	CECL phase-in (b)	300	—
	Common Equity Tier 1 capital before adjustments and deductions	15,855	15,182
Less:	Goodwill, net of deferred taxes	2,579	2,584
	Intangible assets, net of deferred taxes	193	207
	Deferred tax assets	1	9
	Net unrealized gains (losses) on available-for-sale securities, net of deferred taxes	520	115
	Accumulated gains (losses) on cash flow hedges, net of deferred taxes	627	250
	Amounts in AOCI attributed to pension and postretirement benefit costs, net of deferred taxes	(333)	(339)
	Total Common Equity Tier 1 capital	$12,268	$12,356
TIER 1 CAPITAL
Common Equity Tier 1		$12,268	$12,356
Additional Tier 1 capital instruments and related surplus		1,856	1,856
Less:	Deductions	—	—
	Total Tier 1 capital	14,124	14,212
TIER 2 CAPITAL
Tier 2 capital instruments and related surplus		1,594	1,546
Allowance for losses on loans and liability for losses on lending-related commitments (c)		1,188	978
Less:	Deductions	—	—
	Total Tier 2 capital	2,782	2,524
	Total risk-based capital	$16,906	$16,736
RISK-WEIGHTED ASSETS
Risk-weighted assets on balance sheet		$111,298	$102,441
Risk-weighted off-balance sheet exposure		25,736	27,303
Market risk-equivalent assets		1,276	1,121
Gross risk-weighted assets		138,310	130,865
Less:	Excess allowance for loan and lease losses	—	—
	Net risk-weighted assets	$138,310	$130,865
AVERAGE QUARTERLY TOTAL ASSETS		$144,423	$143,910
CAPITAL RATIOS
Tier 1 risk-based capital		10.2%	10.9%
Total risk-based capital		12.2	12.8
Leverage (d)		9.8	9.9
Common Equity Tier 1		8.9	9.4

(a)	Net of capital surplus.

(b)	Amount reflects our decision to adopt the CECL transitional provision.

(c)
The ALLL included in Tier 2 capital is limited by regulation to 1.25% of the institution’s standardized total risk-weighted assets (excluding its standardized market risk-weighted assets). The ALLL includes $43 million and $10 million of allowance classified as “discontinued assets” on the balance sheet at March 31, 2020, and December 31, 2019, respectively.

(d)
This ratio is Tier 1 capital divided by average quarterly total assets as defined by the Federal Reserve less: (i) goodwill, (ii) the disallowed intangible and deferred tax assets, and (iii) other deductions from assets for leverage capital purposes.

Risk Management

Overview

Like all financial services companies, we engage in business activities and assume the related risks. The most significant risks we face are credit, compliance, operational, liquidity, market, reputation, strategic, and model risks. Our risk management activities are focused on ensuring that we properly identify, measure, and manage such risks across the entire enterprise to maintain safety and soundness, and to maximize profitability. There have been no significant changes in our Risk Management practices as described under the heading “Risk Management” beginning on page 65 of our 2019 Form 10-K. These Risk Management practices include heightened monitoring and risk evaluation activities in light of the impact of the COVID-19 global pandemic.

Market risk management

Market risk is the risk that movements in market risk factors, including interest rates, foreign exchange rates, equity prices, commodity prices, credit spreads, and volatilities will reduce Key’s income and the value of its portfolios. These factors influence prospective yields, values, or prices associated with the instrument. We are exposed to market risk both in our trading and nontrading activities, which include asset and liability management activities. Information regarding our fair value policies, procedures, and methodologies is provided in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Fair Value Measurements” on page 104 of our 2019 Form 10-K and Note 5 (“Fair Value Measurements”) in this report.

Trading market risk

Key incurs market risk as a result of trading activities that are used in support of client facilitation and hedging activities, principally within our investment banking and capital markets businesses. Key has exposures to a wide range of risk factors including interest rates, equity prices, foreign exchange rates, credit spreads, and commodity prices, as well as the associated implied volatilities and spreads.  Our primary market risk exposures are a result of trading and hedging activities in the derivative and fixed income markets, including securitization positions exposures. At March 31, 2020, we did not have any re-securitization positions.  We maintain modest trading inventories to facilitate customer flow, make markets in securities, and hedge certain risks including but not limited to credit risk and interest rate risk. The risks associated with these activities are mitigated in accordance with the Market Risk hedging policy.  The majority of our positions are traded in active markets.

Market risk management is an integral part of Key’s risk culture. The Risk Committee of our Board provides oversight of trading market risks. The ERM Committee and the Market Risk Committee regularly review and discuss market risk reports prepared by our MRM that contain our market risk exposures and results of monitoring activities. Market risk policies and procedures have been defined and approved by the Market Risk Committee, a Tier 2 Risk Governance Committee, and take into account our tolerance for risk and consideration for the business environment. For more information regarding monitoring of trading positions and the activities related to the Market Risk Rule compliance, see ”Market Risk Management” beginning on page 66 of our 2019 Form 10-K.

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

We use a historical simulation VaR model to measure the potential adverse effect of changes in interest rates, foreign exchange rates, equity prices, and credit spreads on the fair value of our covered positions and other non-covered positions. We analyze market risk by portfolios and do not separately measure and monitor our portfolios by risk type. VaR is calculated using daily observations over a one-year time horizon and approximates a 95% confidence level.  Statistically, this means that we would expect to incur losses greater than VaR, on average, five out of 100 trading days, or three to four times each quarter.  We also calculate VaR and stressed VaR at a 99% confidence level. For more information regarding our VaR model, its governance and assumptions, see ”Market Risk Management” on page 66 of our 2019 Form 10-K.

Actual losses for the total covered portfolios exceeded aggregate daily VaR at a 99% confidence level and one day holding period twice during the quarter ended March 31, 2020 due to market volatility related to COVID-19. Actual losses for the total covered positions did not exceed aggregate daily VaR on any day during the quarter ended March 31, 2019. The MRM backtests our VaR model on a daily basis to evaluate its predictive power. The test compares VaR model results at the 99% confidence level to daily held profit and loss. Results of backtesting are provided to the MRC. Backtesting exceptions occur when trading losses exceed VaR. We do not engage in correlation trading or utilize the internal model approach for measuring default and credit migration risk. Our net VaR approach incorporates diversification, but our VaR calculation does not include the impact of counterparty risk and our own credit spreads on derivatives.

The aggregate VaR at the 99% confidence level with a one day holding period for all covered positions was $3.0 million at March 31, 2020, and $.8 million at March 31, 2019. Figure 21 summarizes our VaR at the 99% confidence level with a one day holding period for significant portfolios of covered positions for the three months ended March 31, 2020, and March 31, 2019.

Figure 21. VaR for Significant Portfolios of Covered Positions

	2020				2019
	Three months ended March 31,				Three months ended March 31,
in millions	High	Low	Mean	March 31,	High	Low	Mean	March 31,
Trading account assets:
Fixed income	$3.3	$.5	$1.2	$2.6	$.8	$.4	$.6	$.6
Derivatives:
Interest rate	$.3	.1	$.1	$.3	$.1	$—	$.1	$.1

Stressed VaR is calculated by running the portfolios through a predetermined stress period which is approved by the MRC and is calculated at the 99% confidence level using the same model and assumptions used for general VaR. The aggregate stressed VaR for all covered positions was $4.1 million at March 31, 2020, and $6.0 million at March 31, 2019. Figure 22 summarizes our stressed VaR at the 99% confidence level with a one day holding period for significant portfolios of covered positions for the three months ended March 31, 2020, and March 31, 2019.

Figure 22. Stressed VaR for Significant Portfolios of Covered Positions

	2020				2019
	Three months ended March 31,				Three months ended March 31,
in millions	High	Low	Mean	March 31,	High	Low	Mean	March 31,
Trading account assets:
Fixed income	$5.1	$2.2	$3.8	$3.7	$6.8	$3.6	$4.8	$4.6
Derivatives:
Interest rate	$1.0	$.1	$.3	$.2	$.7	$.3	$.4	$.5

Internal capital adequacy assessment. Market risk is a component of our internal capital adequacy assessment. Our risk-weighted assets include a market risk-equivalent asset amount, which consists of a VaR component, stressed VaR component, a de minimis exposure amount, and a specific risk add-on including the securitization positions. The aggregate market value of the securitization positions as defined by the Market Risk Rule was $110 million at March 31, 2020. This amount included $84 million of mortgage-backed securities positions and $26 million of asset-backed securities positions. Specific risk is the price risk of individual financial instruments, which is not accounted for by changes in broad market risk factors and is measured through a standardized approach. Market risk weighted assets, including the specific risk calculations, are run quarterly by the MRM in accordance with the Market Risk Rule, and approved by the Chief Market Risk Officer.

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

Net interest income simulation analysis. The primary tool we use to measure our interest rate risk is simulation analysis. For purposes of this analysis, we estimate our net interest income based on the current and projected composition of our on- and off-balance sheet positions, accounting for recent and anticipated trends in customer activity. The analysis also incorporates assumptions for the current and projected interest rate environments and balance sheet growth projections based on a most likely macroeconomic view. The modeling incorporates investment portfolio and swap portfolio balances consistent with management's desired interest rate risk positioning. The simulation model estimates the amount of net interest income at risk by simulating the change in net interest income that would occur if rates were to gradually increase or decrease from current levels over the next 12 months (subject to a 25 basis point floor in rates).

Figure 23 presents the results of the simulation analysis at March 31, 2020, and March 31, 2019. At March 31, 2020, our simulated impact to changes in interest rates was modest. The asset sensitive position increased from 2019 as a result of the significant widening of the spread between LIBOR and the Fed Funds Target Rate that developed in the latter portion of March. As the majority of floating rate loans reprice with LIBOR and administered rate deposits align more closely with the Fed Funds Target Rate, a widening of that relationship creates both higher current earnings and the risk that the relationship normalizes over time. This increase in exposure is anticipated to be short term as the relationship between short term market rates is anticipated to normalize. Tolerance levels for risk management require the development of remediation plans to maintain residual risk within tolerance if simulation modeling demonstrates that a gradual, parallel 200 basis point increase or 200 basis point decrease in interest rates over the next 12 months would adversely affect net interest income over the same period by more than 5.5%. Current modeled exposure is within Board approved tolerances.

Figure 23. Simulated Change in Net Interest Income

	March 31, 2020		March 31, 2019
Basis point change assumption (short-term rates)	-200	200	-200	+200
Tolerance level	-5.50%	-5.50%	-5.50%	-5.50%
Interest rate risk assessment	-4.97%	5.95%	-2.92%	-.02%

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

The results of additional assessments indicate that net interest income could increase or decrease from the base simulation results presented in Figure 23. Net interest income is highly dependent on the timing, magnitude, frequency, and path of interest rate increases and the associated assumptions for deposit repricing relationships, lending spreads, and the balance behavior of transaction accounts. If fixed rate assets increase by $1 billion, or fixed rate liabilities decrease by $1 billion, then the benefit to rising rates would decrease by approximately 25 basis points. If the interest-bearing liquid deposit beta assumption increases or decreases by 5% (e.g., 40% to 45%), then the benefit to rising rates would decrease or increase by approximately 95 basis points.

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

Economic value of equity modeling. EVE complements net interest income simulation analysis as it estimates risk exposure beyond 12-, 24-, and 36-month horizons. EVE modeling measures the extent to which the economic values of assets, liabilities, and off-balance sheet instruments may change in response to fluctuations in interest rates. EVE is calculated by subjecting the balance sheet to an immediate 200 basis point increase or decrease in interest rates, measuring the resulting change in the values of assets, liabilities, and off-balance sheet instruments, and comparing those amounts with the base case of the current interest rate environment.  This analysis is highly dependent upon assumptions applied to assets and liabilities with non-contractual maturities. Those assumptions are based on historical behaviors, as well as our expectations. We develop remediation plans that would maintain residual risk within tolerance if this analysis indicates that our EVE will decrease by more than 15% in response to an immediate increase or decrease in interest rates. We are operating within these guidelines as of March 31, 2020.

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

Figure 24 shows all swap positions that we hold for A/LM purposes. These positions are used to convert the contractual interest rate index of agreed-upon amounts of assets and liabilities (i.e., notional amounts) to another interest rate index. For example, fixed-rate debt is converted to a floating rate through a “receive fixed/pay variable” interest rate swap. The volume, maturity, and mix of portfolio swaps change frequently as we adjust our broader A/LM objectives and the balance sheet positions to be hedged. For more information about how we use interest rate swaps to manage our risk profile, see Note 7 (“Derivatives and Hedging Activities”).

Figure 24. Portfolio Swaps by Interest Rate Risk Management Strategy

	March 31, 2020
			Weighted-Average			December 31, 2019
dollars in millions	Notional Amount	Fair Value	Maturity (Years)	Receive Rate	Pay Rate	Notional Amount	Fair Value
Interest rate swaps
Cash flow:
Receive fixed — asset	$17,565	$851	2.5	2.3%	1.2%	$19,270	$312
Receive fixed forward starting — asset	—	—	.0	—	—	3,400	32
Pay fixed swap — debt	50	(12)	8.3	1.9%	3.6%	50	(7)
Total cash flow swaps	17,615	839	2.5	2.3%	1.2%	22,720	337

Fair value:
Received fixed — debt	7,259	535	3.3	2.3%	.8%	8,189	240
Total interest rate swaps	$24,874	$1,374	2.7	2.3%	1.1%	$30,909	$577

Interest rate options
Cash flow:
Floors — purchased	$300	$6	1.0	—	—	$4,200	$149
Floors — sold	—	—	.0	—	—	3,900	(15)
Total interest rate options	$300	$6	1.0	—	—	$8,100	$134

(a)	Portfolio swaps designated as A/LM are used to manage interest rate risk tied to both assets and liabilities.

(b)	Conventional A/LM and forward A/LM floors do not have a stated receive rate or pay rate and are given a strike price on the option.

(c)	Excludes accrued interest of $102 million and $107 million at March 31, 2020, and December 31, 2019, respectively.

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

Factors affecting liquidity

Our liquidity could be adversely affected by both direct and indirect events. An example of a direct event would be a downgrade in our public credit ratings by a rating agency. Examples of indirect events (events unrelated to us) that could impair our access to liquidity would be an act of terrorism or war, natural disasters, global pandemics (including COVID-19), political events, or the default or bankruptcy of a major corporation, mutual fund, or hedge fund. Similarly, market speculation, or rumors about us or the banking industry in general, may adversely affect the cost and availability of normal funding sources. See Part II, Item 1A. Risk Factors for a discussion of how the COVID-19 global pandemic has impacted our liquidity and may continue to impact it in the future.

Our credit ratings at March 31, 2020, are shown in Figure 25. We believe these credit ratings, under normal conditions in the capital markets, would enable KeyCorp or KeyBank to issue fixed income securities to investors.

Figure 25. Credit Ratings

March 31, 2020	Short-Term Borrowings	Long-Term Deposits	Senior Long-Term Debt	Subordinated Long-Term Debt	Capital Securities	Preferred Stock
KEYCORP (THE PARENT COMPANY)
Standard & Poor’s	A-2	N/A	BBB+	BBB	BB+	BB+
Moody’s	P-2	N/A	Baa1	Baa1	Baa2	Baa3
Fitch Ratings, Inc.	F1	N/A	A-	BBB+	BB+	BB
DBRS, Inc.	R-1 (low)	N/A	A	A (low)	A (low)	BBB

KEYBANK
Standard & Poor’s	A-2	N/A	A-	BBB+	N/A	N/A
Moody’s	P-2	Aa3	A3	Baa1	N/A	N/A
Fitch Ratings, Inc.	F1	A	A-	BBB+	N/A	N/A
DBRS, Inc.	R-1 (middle)	A (high)	A (high)	A	N/A	N/A

Sources of liquidity

Our primary source of funding for KeyBank is retail and commercial deposits. As of March 31, 2020, our consolidated loan-to-deposit ratio was 92%. In addition, we also have access to various sources of wholesale funding, maintain a portfolio of liquid assets, and have borrowing capacity at the FHLB and Federal Reserve Bank of Cleveland. Our liquid asset portfolio at March 31, 2020, totaled $26.0 billion, consisting of $22.1 billion of unpledged securities, $119 million of securities available for secured funding at the FHLB, and $3.8 billion of net balances of federal funds sold and balances in our Federal Reserve account. Additionally, as of March 31, 2020, our unused borrowing capacity secured by loan collateral was $24.9 billion at the Federal Reserve Bank of Cleveland and $5.8 billion at the FHLB. During the first quarter of 2020, our secured term borrowings increased $4.5 billion.

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

At March 31, 2020, KeyCorp held $4.7 billion in cash, which we projected to be sufficient to meet our projected obligations, including the repayment of our maturing debt obligations for the periods prescribed by our risk tolerance.

Typically, KeyCorp meets its liquidity requirements through regular dividends from KeyBank. During the first quarter of 2020, KeyBank paid $400 million in cash dividends to KeyCorp. As of March 31, 2020, KeyBank had regulatory capacity to pay $735 million in dividends to KeyCorp without prior regulatory approval.

On February 6, 2020, KeyCorp issued $800 million of 2.25% Senior Notes due April 6, 2027, under its Medium-Term Note Program.

Our liquidity position and recent activity

Over the past quarter, our liquid asset portfolio, which includes overnight and short-term investments, as well as unencumbered, high quality liquid securities held as protection against a range of potential liquidity stress scenarios, has increased as a result of an increase cash held at the Federal Reserve, which was partially offset by a decrease in unpledged securities. The liquid asset portfolio continues to exceed the amount that we estimate would be necessary to manage through an adverse liquidity event by providing sufficient time to develop and execute a longer-term solution.

On March 10, 2020, KeyBank issued $700 million of 1.25% Senior Notes due March 10, 2023.

The Consolidated Statements of Cash Flows summarize our sources and uses of cash by type of activity for the three-month periods ended March 31, 2020, and March 31, 2019.

For more information regarding liquidity governance structure, factors affecting liquidity, management of liquidity risk at KeyBank and KeyCorp, long-term liquidity strategies, and other liquidity programs, see ”Liquidity Risk Management” beginning on page 71 of our 2019 Form 10-K.

Credit risk management

Credit risk is the risk of loss arising from an obligor’s inability or failure to meet contractual payment or performance terms. Like other financial services institutions, we make loans, extend credit, purchase securities, add financial and payments products, and enter into financial derivative contracts, all of which have related credit risk.

Credit policy, approval, and evaluation

We manage credit risk exposure through a multifaceted program. The Credit Risk Committee approves management credit policies and recommends for approval significant credit policies to the appropriate Board committee or to the Board. These policies are communicated throughout the organization to foster a consistent approach to granting credit. There have been no significant changes in our Credit Risk Management practices as described under the heading “Credit risk management” beginning on page 74 of our 2019 Form 10-K.

Allowance for loan and lease losses

We estimate the appropriate level of the ALLL on at least a quarterly basis. The methodology used is described in Note 1 (“Basis of Presentation and Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” in this report. Briefly, the ALLL estimate uses various models and estimation techniques based on our historical loss experience, current borrower characteristics, current conditions, reasonable and supportable forecasts and other relevant factors. The ALLL at March 31, 2020, represents our best estimate of the lifetime expected credit losses inherent in the loan portfolio at that date.

As shown in Figure 26, our ALLL from continuing operations increased by $459 million, or 51.0%, from December 31, 2019. Our commercial ALLL decreased by $124 million, or 16.5%, with the adoption of ASU 2016-13, Financial Instruments — Credit Losses at January 1, 2020. The commercial ALLL increased by $191 million, or 30.5%, from January 1, 2020, as a result of updated economic forecasts that capture expected deterioration triggered by the COVID-19 global pandemic, the negative impact on our oil & gas portfolio due to commodity price declines, and significant portfolio growth within pass rated credits. Our consumer ALLL increased by $328 million, or 220.1%, with the adoption of ASU 2016-13, Financial Instruments — Credit Losses at January 1, 2020. The consumer ALLL increased $64 million, or 13.4%, from January 1, 2020, primarily from updated economic forecasts that capture expected deterioration triggered by the COVID-19 global pandemic.

Figure 26. Allocation of the Allowance for Loan Lease Losses (a)

	March 31, 2020			December 31, 2019
dollars in millions	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans
Commercial and industrial	$542	39.9%	54.2%	$551	61.2%	51.0%
Commercial real estate:
Commercial mortgage	207	15.2	13.1	143	15.9	14.3
Construction	25	1.9	1.7	22	2.4	1.6
Total commercial real estate loans	232	17.1	14.8	165	18.3	15.9
Commercial lease financing	44	3.2	4.5	35	3.9	5.0
Total commercial loans	818	60.2	73.5	751	83.4	71.9
Real estate — residential mortgage	89	6.6	7.3	7.8		7.4
Home equity loans	184	13.5	9.8	31	3.5	10.9
Consumer direct loans	116	8.5	3.7	34	3.8	3.7
Credit cards	104	7.7	1.0	47	5.2	1.2
Consumer indirect loans	48	3.5	4.7	30	3.3	4.9
Total consumer loans	541	39.8	26.5	149	16.6	28.1
Total ALLL — continuing operations (b)	$1,359	100.0%	100.0%	$900	100.0%	100.0%

(a)
The ALLL at December 31, 2019, was calculated under the incurred-loss methodology which was replaced by the CECL methodology beginning on January 1, 2020. See Note 1 (“Summary of Significant Accounting Policies”) and Note 5 (“Asset Quality”) for more information.

(b)	Excludes allocations of the ALLL related to the discontinued operations of the education lending business in the amount of $43 million at March 31, 2020, and $10 million at December 31, 2019.

Net loan charge-offs

Figure 27 shows the trend in our net loan charge-offs by loan type, while the composition of loan charge-offs and recoveries by type of loan is presented in Figure 28.

Net loan charge-offs for the three months ended March 31, 2020, increased $20 million compared to the year-ago quarter. This increase was primarily due to an increase in commercial and industrial loans charged off.

Figure 27. Net Loan Charge-offs from Continuing Operations (a)

	2020	2019
dollars in millions	First	Fourth	Third	Second	First
Commercial and industrial	$55	$72	$170	$24	$26
Real estate — Commercial mortgage	2	2	—	—	4
Real estate — Construction	—	1	—	—	4
Commercial lease financing	2	—	—	14	7
Total commercial loans	59	75	170	38	41
Real estate — Residential mortgage	—	(1)	1	1	—
Home equity loans	2	1	4	4	2
Consumer direct loans	10	9	8	8	9
Credit cards	9	9	9	10	9
Consumer indirect loans	4	6	4	4	3
Total consumer loans	25	24	26	27	23
Total net loan charge-offs	$84	$99	$196	$65	$64
Net loan charge-offs to average loans	.35%	.42%	.85%	.29%	.29%
Net loan charge-offs from discontinued operations — education lending business	$1	$1	—	$3	$3

(a)	Credit amounts indicate that recoveries exceeded charge-offs.

Figure 28. Summary of Loan and Lease Loss Experience from Continuing Operations

	Three months ended March 31,
dollars in millions	2020	2019
Average loans outstanding	$96,174	$89,649
Allowance for loan and lease losses at the end of the prior period	$900	$883
Cumulative effect from change in accounting principle (a)	204	—
Allowance for loan and lease losses at beginning of period	1,104	883
Loans charged off:
Commercial and industrial	60	36
Real estate — commercial mortgage	3	5
Real estate — construction	—	4
Commercial lease financing	2	8
Total commercial loans	65	53
Real estate — residential mortgage	—	1
Home equity loans	4	4
Consumer direct loans	12	10
Credit cards	11	11
Consumer indirect loans	9	8
Total consumer loans	36	34
Total loans charged off	101	87
Recoveries:
Commercial and industrial	5	10
Real estate — commercial mortgage	1	1
Real estate — construction	—	—
Commercial lease financing	—	1
Total commercial loans	6	12
Real estate — residential mortgage	—	1
Home equity loans	2	2
Consumer direct loans	2	1
Credit cards	2	2
Consumer indirect loans	5	5
Total consumer loans	11	11
Total recoveries	17	23
Net loan charge-offs	(84)	(64)
Provision (credit) for loan and lease losses	339	64
Allowance for loan and lease losses at end of period (c)	$1,359	$883
Liability for credit losses on lending-related commitments at the end of the prior period	$68	$64
Liability for credit losses on contingent guarantees at the end of the prior period	7	—
Cumulative effect from change in accounting principle (a), (b)	66	—
Liability for credit losses on off-balance sheet exposures at beginning of period	141	64
Provision (credit) for losses on off-balance sheet exposures	20	(2)
Liability for credit losses on off-balance sheet exposures at end of period (d)	$161	$62
Total allowance for credit losses at end of period	$1,520	$945
Net loan charge-offs to average total loans	.35%	.29%
Allowance for loan and lease losses to period-end loans	1.32	.98
Allowance for credit losses to period-end loans	1.47	1.05
Allowance for loan and lease losses to nonperforming loans	215.0	161.1
Allowance for credit losses to nonperforming loans	240.5	172.4

Discontinued operations — education lending business:
Loans charged off	$2	$4
Recoveries	1	1
Net loan charge-offs	$(1)	$(3)

(a)	The cumulative effect from change in accounting principle relates to the January 1, 2020, adoption of ASU 2016-13.

(b)	Excludes $4 million related to the provision for other financial assets.

(c)
The ALLL at December 31, 2019, was calculated under the incurred-loss methodology which was replaced by the CECL methodology beginning on January 1, 2020. See Note 1 (“Summary of Significant Accounting Policies”) and Note 5 (“Asset Quality”) for more information.

(d)	Included in "Accrued expense and other liabilities" on the balance sheet.

Nonperforming assets

Figure 29 shows the composition of our nonperforming assets. As shown in Figure 29, nonperforming assets at March 31, 2020, increased $129 million from December 31, 2019. This increase was primarily driven by the transfer of one commercial credit being transfered to OREO.

For a summary of our nonaccrual and charge-off policies, see Note 1 (“Basis of Presentation and Accounting Policies”) under the headings “Nonperforming Loans,” “Impaired Loans,” and “Allowance for Loan and Lease Losses” and Note 1 (“Summary of Significant Accounting Policies”) of our 2019 Form 10-K.

Figure 29. Summary of Nonperforming Assets and Past Due Loans from Continuing Operations

dollars in millions	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Commercial and industrial	$277	$264	$238	$189	$170
Real estate — commercial mortgage	87	83	92	85	82
Real estate — construction	2	2	2	2	2
Total commercial real estate loans (a)	89	85	94	87	84
Commercial lease financing	5	6	7	7	9
Total commercial loans (b)	371	355	339	283	263
Real estate — residential mortgage	89	48	42	62	64
Home equity loans	143	145	179	191	195
Consumer direct loans	4	4	3	3	3
Credit cards	3	3	2	2	3
Consumer indirect loans	22	22	20	20	20
Total consumer loans	261	222	246	278	285
Total nonperforming loans	632	577	585	561	548
OREO	119	35	39	38	40
Nonperforming loans held for sale	89	94	78	—	—
Other nonperforming assets	4	9	9	9	9
Total nonperforming assets	$844	$715	$711	$608	$597
Accruing loans past due 90 days or more	$128	$97	$54	$74	$118
Accruing loans past due 30 through 89 days	393	329	366	299	290
Restructured loans — accruing and nonaccruing (c)	340	347	347	395	365
Restructured loans included in nonperforming loans (c)	172	183	176	228	198
Nonperforming assets from discontinued operations — education lending business	7	7	7	7	7
Nonperforming loans to period-end portfolio loans	.61%	.61%	.63%	.61%	.61%
Nonperforming assets to period-end portfolio loans plus OREO and other nonperforming assets	.82	.75%	.77%	.66%	.66%

(a)	See Figure 11 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial real estate loan portfolio.

(b)	See Figure 10 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial loan portfolio.

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

Figure 30 shows the types of activity that caused the change in our nonperforming loan balance during each of the last five quarters.

Figure 30. Summary of Changes in Nonperforming Loans from Continuing Operations

	2020	2019
in millions	First	Fourth	Third	Second	First
Balance at beginning of period	$577	$585	$561	$548	$542
Loans placed on nonaccrual status (a)	219	268	271	189	196
Charge-offs	(100)	(114)	(91)	(84)	(91)
Loans sold	(4)	(1)	—	(38)	(18)
Payments	(31)	(59)	(37)	(23)	(22)
Transfers to OREO	(3)	(3)	(4)	(4)	(8)
Transfers to nonperforming loans held for sale	—	(47)	(78)	—	—
Transfers to other nonperforming assets	—	—	—	—	(13)
Loans returned to accrual status	(26)	(52)	(37)	(27)	(38)
Balance at end of period	$632	$577	$585	$561	$548

(a)
PCI loans meeting nonperforming criteria were historically excluded from Key's nonperforming disclosures. As a result of CECL implementation on January 1, 2020, PCI loans became PCD loans. PCD loans that met the definition of nonperforming are now included in nonperforming disclosures, resulting in a $45 million increase in nonperforming loans in the first quarter of 2020.

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

See Part II, Item 1A. Risk Factors for a discussion of additional operational risks stemming from the COVID-19 global pandemic.

Cybersecurity

We maintain comprehensive Cyber Incident Response Plans, and we devote significant time and resources to maintaining and regularly updating our technology systems and processes to protect the security of our computer systems, software, networks, and other technology assets against attempts by third parties to obtain unauthorized access to confidential information, destroy data, disrupt or degrade service, sabotage systems, shut down access to systems for ransom, or cause other damage. As the threat landscape continues to evolve, critical infrastructure, including financial services, remains a top target for cyberattacks. The emergence of COVID-19 has created a unique situation globally with many more employees and third-party service providers working from home, which inherently introduces additional risk. Cyberattacks may include, but are not limited to, attacks that are intended to disrupt or disable banking services and prevent banking transactions, attempts to breach the security of systems and data, and social engineering attempts aimed at tricking employees and clients into providing sensitive information or executing financial transactions.

Cyberattack risks may also occur with our third-party technology service providers and may result in financial loss or liability that could adversely affect our financial condition or results of operations. Cyberattacks could also interfere with third-party providers’ ability to fulfill their contractual obligations to us. Recent high-profile cyberattacks have targeted retailers, credit bureaus, and other businesses for the purpose of acquiring the confidential information (including personal, financial, and credit card information) of customers, some of whom are customers of ours. We may incur expenses related to the investigation of such attacks or related to the protection of our customers from identity theft as a result of such attacks. We may also incur expenses to enhance our systems or processes to protect against cyber or other security incidents. Risks and exposures related to cyberattacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking, and other technology-based products and services by us and our clients. To date, Key has not experienced material disruption of our operations, or material harm to our customers, as a result of the heightened threat landscape or cyberattacks.

See Part II, Item 1A. Risk Factors for a discussion of additional cybersecurity risks stemming from the COVID-19 global pandemic.

As described in more detail starting on page 65 of our 2019 Form 10-K under the heading “Risk Management — Overview,” the Board serves in an oversight capacity ensuring that Key’s risks are managed in a manner that is effective and balanced and adds value for the shareholders. The Board’s Risk Committee has primary oversight for enterprise-wide risk at KeyCorp, including operational risk (which includes cybersecurity). The Risk Committee reviews and provides oversight of management’s activities related to the enterprise-wide risk management framework, including cyber-related risk. The ERM Committee, chaired by the Chief Executive Officer and comprising other senior level executives, is responsible for managing risk (including cyber-related risk) and ensuring that the corporate risk profile is managed in a manner consistent with our risk appetite. The ERM Committee reports to the Board’s Risk Committee.

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

		Three months ended
dollars in millions		3/31/2020	12/31/2019	9/30/2019	6/30/2019	3/31/2019
Tangible common equity to tangible assets at period-end
Key shareholders’ equity (GAAP)		$17,411	$17,038	$17,116	$16,969	$15,924
Less:	Intangible assets (a)	2,894	2,910	2,928	2,952	2,804
	Preferred Stock (b)	1,856	1,856	1,856	1,856	1,421
	Tangible common equity (non-GAAP)	$12,661	$12,272	$12,332	$12,161	$11,699
Total assets (GAAP)		$156,197	$144,988	$146,691	$144,545	$141,515
Less:	Intangible assets (a)	2,894	2,910	2,928	2,952	2,804
	Tangible assets (non-GAAP)	$153,303	$142,078	$143,763	$141,593	$138,711
	Tangible common equity to tangible assets ratio (non-GAAP)	8.3%	8.6%	8.6%	8.6%	8.4%
Average tangible common equity
Average Key shareholders’ equity (GAAP)		$17,216	$17,178	$17,113	$16,531	$15,702
Less:	Intangible assets (average) (c)	2,902	2,919	2,942	2,959	2,813
	Preferred Stock (average)	1,900	1,900	1,900	1,762	1,450
	Average tangible common equity (non-GAAP)	$12,414	$12,359	$12,271	$11,810	$11,439
Return on average tangible common equity from continuing operations
Net income (loss) from continuing operations attributable to Key common shareholders (GAAP)		$118	$439	$383	$403	$386
Average tangible common equity (non-GAAP)		12,414	12,359	12,271	11,810	11,439
Return on average tangible common equity from continuing operations (non-GAAP)		3.82%	14.09%	12.38%	13.69%	13.69%
Return on average tangible common equity consolidated
Net income (loss) attributable to Key common shareholders (GAAP)		$119	$442	$386	$405	$387
Average tangible common equity (non-GAAP)		12,414	12,359	12,271	11,810	11,439
Return on average tangible common equity consolidated (non-GAAP)		3.86%	14.19%	12.48%	13.75%	13.72%

(a)
For the three months ended March 31, 2020, December 31, 2019, September 30, 2019, June 30, 2019, and March 31, 2019, intangible assets exclude $6 million, $7 million, $9 million, $10 million, and $12 million, respectively, of period-end purchased credit card receivables.

(b)	Net of capital surplus.

(c)
For the three months ended March 31, 2020, December 31, 2019, September 30, 2019, June 30, 2019, and March 31, 2019, average intangible assets exclude $7 million, $8 million, $9 million, $11 million, and $13 million, respectively, of average purchased credit card receivables.

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

		Three months ended
dollars in millions		3/31/2020	12/31/2019	9/30/2019	6/30/2019	3/31/2019
Cash efficiency ratio
Noninterest expense (GAAP)		$931	$980	$939	$1,019	$963
Less:	Intangible asset amortization	17	19	26	22	22
Adjusted noninterest expense (non-GAAP)		$914	$961	$913	$997	$941
Net interest income (GAAP)		$981	$979	$972	$981	$977
Plus:	Taxable-equivalent adjustment	8	8	8	8	8
	Noninterest income (GAAP)	477	651	650	622	536
Total taxable-equivalent revenue (non-GAAP)		$1,466	$1,638	$1,630	$1,611	$1,521
Cash efficiency ratio (non-GAAP)		62.3%	58.7%	56.0%	61.9%	61.9%

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

Three months ended
3/31/2020
Common Equity Tier 1 under the RCR (estimates)
Common Equity Tier 1 under current RCR	$12,268
Adjustments from current RCR to the fully phased-in RCR:
Deferred tax assets and other intangible assets (a)	—
Common Equity Tier 1 anticipated under the fully phased-in RCR (b)	$12,268

Net risk-weighted assets under current RCR	$138,310
Adjustments from current RCR to the fully phased-in RCR:
Mortgage servicing assets (c)	875
Deferred tax assets	58
All other assets	—
Total risk-weighted assets anticipated under the fully phased-in RCR (b)	$139,243

Common Equity Tier 1 ratio under the fully phased-in RCR (b)	8.8%

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

Critical Accounting Policies and Estimates

Our business is dynamic and complex. Consequently, we must exercise judgment in choosing and applying accounting policies and methodologies. These choices are critical – not only are they necessary to comply with GAAP, they also reflect our view of the appropriate way to record and report our overall financial performance. All accounting policies are important, and all policies described in Note 1 (“Summary of Significant Accounting Policies”) beginning on page 100 of our 2019 Form 10-K should be reviewed for a greater understanding of how we record and report our financial performance. Note 1 (“Basis of Presentation and Accounting Policies”) of this report should also be reviewed for more information on accounting standards that have been adopted during the period.

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

We rely heavily on the use of judgment, assumptions, and estimates to make a number of core decisions, including accounting for the ALLL; contingent liabilities, guarantees and income taxes; derivatives and related hedging activities; and assets and liabilities that involve valuation methodologies. In addition, we may employ outside valuation experts to assist us in determining fair values of certain assets and liabilities. A brief discussion of each of these areas appears on pages 84 through 87 of our 2019 Form 10-K. During the first three months of 2020, we did not significantly alter the manner in which we applied our critical accounting policies or developed related assumptions and estimates except for our ALLL as a result of the adoption of ASC 326 on January 1, 2020.

In conjunction with the adoption of ASC 326, the critical accounting policy and estimate disclosure for our ALLL was updated from what was disclosed in our 2019 Form 10-K as follows:

Allowance for loan and lease losses

The allowance for loans and leases represents management’s estimate of all expected credit losses over the expected contractual life of our existing loan portfolio. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. These critical estimates include significant use of our own historical data and complex methods to interpret them. We have an ongoing process to evaluate and enhance the quality, quantity, and timeliness of our data and interpretation methods used in the determination of these allowances. These evaluations are inherently subjective, as they require material estimates and may be susceptible to significant change, and include, among others:

•	PD,

•	LGD,

•	Outstanding balance of the loan,

•	Movement through delinquency stages,

•	Amounts and timing of expected future cash flows,

•	Value of collateral, which may be obtained from third parties,

•	Economic forecasts which are obtained from a third party provider,

•	Qualitative factors, such as changes in current economic conditions, that may not be reflected in modeled results.

As described in our accounting policy related to the ALLL in Note 1 (“Basis of Presentation and Accounting Policies”) of this report under the heading “Allowance for Loan and Lease Losses", we employ a disciplined process and methodology to establish our allowance for loan and lease losses, which has three main components: (i) asset specific / individual loan reserves; (ii) quantitative (formulaic or pooled) reserves; and (iii) qualitative (judgmental) reserves.

We use a non-DCF factor-based approach to estimate expected credit losses that include component PD/LGD/EAD models as well as less complex estimation methods for smaller loan portfolios. Probability of default models estimate the likelihood a borrower will cease making payments as agreed. These models use observed loan-level information and projected paths of macroeconomic variables. Borrower credit attributes including FICO scores of consumers and internally assigned risk ratings for commercial borrowers are significant inputs to the models. Consumer FICO scores are refreshed quarterly and commercial risk ratings are updated annually with select borrowers updated more frequently. The macroeconomic trends that have a significant impact on the probability of default vary by portfolio segment. Exposure at default models estimate the loan balance at the time the borrower stops making payments. We use an amortization based formulaic approach to estimate account level EAD for all term loans. We use portfolio specific methods in each of our revolving product portfolios. LGD models estimate the loss we will suffer once a loan is in default. Account level inputs to LGD models include collateral attributes, such as loan to value.

If we observe limitations in the data or models, we use model overlays to make adjustments to model outputs to capture a particular risk or compensate for a known limitation. These variables and others may result in actual loan losses that differ from the originally estimated amounts.

This estimate produced by our models is forward-looking and requires management to use forecasts about future economic conditions to determine the expected credit loss over the remaining life of an instrument. We use a two year reasonable and supportable period across all products to forecast economic conditions. As the length of the life of a financial asset increases, these inputs may become impractical to estimate as reasonable and supportable. We believe the two year time horizon appropriately aligns with our business planning, available industry guidance, and reliability of various forecasting services. Following this two year period in which supportable forecasts can be generated, for all modeled loan portfolios, we revert expected credit losses to a level that is consistent with our historical information by reverting the macroeconomic variables (model inputs) to their long run average. We revert to historical loss rates for less complex estimation methods for smaller portfolios. A four quarter reversion period is used where the macroeconomic variables linearly revert to their long run average following the two year reasonable and supportable period. We use a 20 year lookback period for determining long run historical average of the macroeconomic variables. We determined the 20 year lookback period is appropriate as it captures the previous two economic cycles including the last downturn and our more recent positive credit experience.

A third-party economic scenario is the source of macroeconomic projections, including the interest rate forecasts used in our models. We also consider the results of different economic forecasts ranging from more benign to more severe in determining potential qualitative adjustments to the ALLL.

The ALLL is sensitive to a variety of internal factors, such as changes in the mix and level of loan balances outstanding, portfolio performance, and assigned risk ratings. The ALLL is also sensitive to a variety of external factors, such as the general health of the economy, real estate demand and values, interest rates, unemployment rates, GDP, pandemics, and the effects of weather and natural disasters such as droughts, floods, and hurricanes. Management considers these variables and all other available information when establishing the final level of the ALLL.

The following tables illustrate the potential variability of the ALLL to negative changes in our quantitative inputs. Both the stress example for the portfolio and the economic forecast example reference the relative impact to the assumptions used to inform the ALLL at March 31, 2020, including the economic outlook that incorporates the estimated impact from the COVID-19 pandemic. The severity of the low/moderate and moderate/high economic stress scenarios reflect deeper declines in the macroeconomic outlook and a longer duration of the impact from the COVID-19 pandemic from that captured in the ALLL at March 31, 2020.

Note that these analyses demonstrate the sensitivity of the ALLL to key quantitative assumptions; however, they do not reflect an expected outcome as qualitative factors related to idiosyncratic risk factors, changes in current economic conditions that may not be reflected in quantitatively derived results, and other relevant factors must be considered to ensure the ALLL reflects our best estimate of current expected credit losses. With the unprecedented economic uncertainty caused by the COVID-19 pandemic, future ALLL results may vary considerably as the magnitude of the pandemic and impact of the United States' monetary and fiscal response becomes more defined.

For the commercial portfolio, low, moderate, and high stress levels were applied to key portfolio factors (e.g. risk ratings, utilization). Based on these assumptions, the expected credit losses on commercial loans as of March 31, 2020, would increase by approximately 1.3x to 2.0x times current levels.

ALLL Input / Stress Level	Low	Moderate	High
Portfolio Factors	1.3x	1.7x	2.0x

Downside economic scenarios provided by a third party vendor were also applied to commercial loans as of March 31, 2020. Given the dynamic nature of our loss forecasting models, the downside scenarios inherently capture some level of expected migration in portfolio factors. Based on the alternate scenarios selected, expected credit losses on commercial loans would increase by approximately 1.3x to 1.7x times current levels.

ALLL Input / Stress Level	Low/Moderate	Moderate/High
Economic Scenario	1.3x	1.7x

For the consumer portfolio, low, moderate, and high stress levels were applied to key portfolio factors (e.g. FICO, LTV, utilization). Based on these assumptions, the expected credit losses on consumer loans as of March 31, 2020, would increase by approximately 1.1x to 1.3x times current levels.

ALLL Input / Stress Level	Low	Moderate	High
Portfolio Factors	1.1x	1.2x	1.3x

Downside economic scenarios were also considered. Based on these alternate scenarios, the expected credit losses on consumer loans as of March 31, 2020, would increase by approximately 1.1x to 1.3x times current levels.

ALLL Input / Stress Level	Low/Moderate	Moderate/High
Economic Scenario	1.1x	1.3x

Accounting and Reporting Developments

Accounting Guidance Pending Adoption at March 31, 2020

Standard	Required Adoption	Description	Effect on Financial Statements or Other Significant Matters
ASU 2019-12, Simplifying the Accounting for Income Taxes	January 1, 2021 Early adoption is permitted
This ASU simplifies the accounting for income
taxes by removing certain exceptions to the
existing guidance, such as exceptions related
to the incremental approach for intraperiod tax
allocation, the methodology for calculating
income taxes in an interim period when a
year-to-date loss exceeds the anticipated loss,
and the recognition of deferred tax liabilities
when a foreign subsidiary becomes an equity
method investment and when a foreign equity
method investment becomes a subsidiary.

Along with general improvements, it adds
simplifications related to franchise taxes, the
tax basis of goodwill, and the method for
recognizing an enacted change in tax laws.
The guidance also specifies that an entity is
not required to allocate the consolidated
amount of certain tax expense to a legal entity
not subject to tax in its own separate financial
statements.

The guidance should be applied on either a
retrospective, modified retrospective, or
prospective basis depending on the
amendment.

The adoption of this accounting guidance is not expected to have a material effect on our financial condition or results of operations.
ASU 2020-01, Clarifying the Interactions between Topic 321,Investments —Equity Securities; Topic 323, Investments— Equity Method and Joint Ventures; and Topic 815, Derivatives and Hedging	January 1, 2021 Early adoption is permitted
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

European Sovereign and Nonsovereign Debt Exposures

Our total European sovereign and Nonsovereign debt exposure is presented in Figure 31.

Figure 31. European Sovereign and Nonsovereign Debt Exposures

March 31, 2020	Short- and Long- Term Commercial Total (a)	Foreign Exchange and Derivatives with Collateral (b)	Net Exposure
in millions
France:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	$1	$1
Nonsovereign non-financial institutions	$1	—	1
Total	1	1	2
Germany:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	—	—
Nonsovereign non-financial institutions	38	—	38
Total	38	—	38
Italy:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	—	—
Nonsovereign non-financial institutions	1	—	1
Total	1	—	1
Luxembourg:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	—	—
Nonsovereign non-financial institutions	8	—	8
Total	8	—	8
Switzerland:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	1	1
Nonsovereign non-financial institutions	—	—	—
Total	—	1	1
United Kingdom:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	423	423
Nonsovereign non-financial institutions	1	—	1
Total	1	423	424
Total Europe:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	425	425
Nonsovereign non-financial institutions	49	—	49
Total	$49	$425	$474

(a)	Represents our outstanding leases.

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

Item 1. Financial Statements

Consolidated Balance Sheets

in millions, except per share data	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Cash and due from banks	$865	$732
Short-term investments	4,073	1,272
Trading account assets	795	1,040
Securities available for sale	20,807	21,843
Held-to-maturity securities (fair value: $10,012 and $10,116)	9,638	10,067
Other investments	679	605
Loans, net of unearned income of $575 and $603	103,198	94,646
Less: Allowance for loan and lease losses	(1,359)	(900)
Net loans	101,839	93,746
Loans held for sale (a)	2,143	1,334
Premises and equipment	791	814
Goodwill	2,664	2,664
Other intangible assets	236	253
Corporate-owned life insurance	4,243	4,233
Accrued income and other assets	6,604	5,494
Discontinued assets	820	891
Total assets	$156,197	$144,988
LIABILITIES
Deposits in domestic offices:
NOW and money market deposit accounts	$71,005	$66,714
Savings deposits	4,753	4,651
Certificates of deposit ($100,000 or more)	5,630	6,598
Other time deposits	4,623	5,054
Total interest-bearing deposits	86,011	83,017
Noninterest-bearing deposits	29,293	28,853
Total deposits	115,304	111,870
Federal funds purchased and securities sold under repurchase agreements	2,444	387
Bank notes and other short-term borrowings	4,606	705
Accrued expense and other liabilities	2,700	2,540
Long-term debt	13,732	12,448
Total liabilities	138,786	127,950
EQUITY
Preferred stock	1,900	1,900
Common Shares, $1 par value; authorized 2,100,000,000 and 2,100,000,000 shares; issued 1,256,702,081 and 1,256,702,081 shares	1,257	1,257
Capital surplus	6,222	6,295
Retained earnings	12,174	12,469
Treasury stock, at cost (281,383,095 and 279,513,530 shares)	(4,956)	(4,909)
Accumulated other comprehensive income (loss)	814	26
Key shareholders’ equity	17,411	17,038
Noncontrolling interests	—	—
Total equity	17,411	17,038
Total liabilities and equity	$156,197	$144,988

(a)	Total loans held for sale include real estate — residential mortgage loans held for sale at fair value of $152 million at March 31, 2020, and $140 million at December 31, 2019.
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Income

dollars in millions, except per share amounts	Three months ended March 31,
(Unaudited)	2020	2019
INTEREST INCOME
Loans	$1,026	$1,066
Loans held for sale	19	13
Securities available for sale	129	129
Held-to-maturity securities	62	68
Trading account assets	8	8
Short-term investments	6	16
Other investments	1	4
Total interest income	1,251	1,304
INTEREST EXPENSE
Deposits	169	202
Federal funds purchased and securities sold under repurchase agreements	6	1
Bank notes and other short-term borrowings	5	4
Long-term debt	90	120
Total interest expense	270	327
NET INTEREST INCOME	981	977
Provision for credit losses	359	62
Net interest income after provision for credit losses	622	915
NONINTEREST INCOME
Trust and investment services income	133	115
Investment banking and debt placement fees	116	110
Service charges on deposit accounts	84	82
Operating lease income and other leasing gains	30	37
Corporate services income	62	55
Cards and payments income	66	66
Corporate-owned life insurance income	36	32
Consumer mortgage income	20	11
Commercial mortgage servicing fees	18	18
Other income (a)	(88)	10
Total noninterest income	477	536
NONINTEREST EXPENSE
Personnel	515	563
Net occupancy	76	72
Computer processing	55	54
Business services and professional fees	44	44
Equipment	24	24
Operating lease expense	36	26
Marketing	21	19
FDIC assessment	9	7
Intangible asset amortization	17	22
OREO expense, net	3	3
Other expense	131	129
Total noninterest expense	931	963
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	168	488
Income taxes	23	82
INCOME (LOSS) FROM CONTINUING OPERATIONS	145	406
Income (loss) from discontinued operations	1	1
NET INCOME (LOSS)	146	407
Less: Net income (loss) attributable to noncontrolling interests	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO KEY	$146	$407
Income (loss) from continuing operations attributable to Key common shareholders	$118	$386
Net income (loss) attributable to Key common shareholders	119	387
Per Common Share:
Income (loss) from continuing operations attributable to Key common shareholders	$.12	$.38
Income (loss) from discontinued operations, net of taxes	—	—
Net income (loss) attributable to Key common shareholders (b)	.12	.38
Per Common Share — assuming dilution:
Income (loss) from continuing operations attributable to Key common shareholders	$.12	$.38
Income (loss) from discontinued operations, net of taxes	—	—
Net income (loss) attributable to Key common shareholders (b)	.12	.38
Cash dividends declared per Common Share	$.185	$.17
Weighted-average Common Shares outstanding (000)	967,446	1,006,717
Effect of Common Share options and other stock awards	8,664	9,787
Weighted-average Common Shares and potential Common Shares outstanding (000) (c)	976,110	1,016,504

(a)
For the three months ended March 31, 2020, net securities gains (losses) totaled $4 million. For the three months ended March 31, 2019, net securities gains (losses) totaled less than $1 million. For the three months ended March 31, 2020, and March 31, 2019, Key did not have any impairment losses related to securities.

(b)	EPS may not foot due to rounding.

(c)	Assumes conversion of Common Share options and other stock awards and/or convertible preferred stock, as applicable.
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Comprehensive Income

in millions	Three months ended March 31,
(Unaudited)	2020	2019
Net income (loss)	$146	$407
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale, net of income taxes of $126 and $56	405	184
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of $117 and $31	377	99
Foreign currency translation adjustments, net of income taxes of $0 and $0	—	3
Net pension and postretirement benefit costs, net of income taxes of $2 and $1	6	2
Total other comprehensive income (loss), net of tax	788	288
Comprehensive income (loss)	934	695
Less: Comprehensive income attributable to noncontrolling interests	—	—
Comprehensive income (loss) attributable to Key	$934	$695

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Changes in Equity

	Key Shareholders’ Equity
dollars in millions, except per share amounts (Unaudited)	Preferred Shares Outstanding (000)	Common Shares Outstanding (000)	Preferred Stock	Common Shares	Capital Surplus	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
BALANCE AT DECEMBER 31, 2018	946	1,019,503	$1,450	$1,257	$6,331	$11,556	$(4,181)	$(818)	$1
Net income (loss)						407			—
Other comprehensive income (loss)								288
Deferred compensation					(3)
Cash dividends declared
Common Shares ($.17 per share)						(172)
Series D Preferred Stock ($12.50 per depositary share)						(6)
Series E Preferred Stock ($.382813 per depositary share)						(8)
Series F Preferred Stock ($.353125 per depositary share)						(6)
Open market Common Share repurchases		(9,968)					(167)
Employee equity compensation program Common Share repurchases		(1,823)			(2)		(32)
Common Shares reissued (returned) for stock options and other employee benefit plans		5,474			(67)		97
Net contribution from (distribution to) noncontrolling interests									1
BALANCE AT MARCH 31, 2019	946	1,013,186	$1,450	$1,257	$6,259	$11,771	$(4,283)	$(530)	$2

BALANCE AT DECEMBER 31, 2019	1,396	977,189	1,900	1,257	6,295	12,469	(4,909)	26	—
Cumulative effect from changes in accounting principle (a)						(230)
Net income (loss)						146			—
Other comprehensive income (loss)								788
Deferred compensation					(1)
Cash dividends declared
Common Shares ($.185 per share)						(181)
Series D Preferred Stock ($12.50 per depositary share)						(7)
Series E Preferred Stock ($.382813 per depositary share)						(8)
Series F Preferred Stock ($.353125 per depositary share)						(6)
Series G Preferred Stock ($.351563 per depositary share)						(6)
Open market Common Share repurchases		(6,067)					(117)
Employee equity compensation program Common Share repurchases		(1,795)			(72)		(35)
Common Shares reissued (returned) for stock options and other employee benefit plans		5,992			—		105
Net contribution from (distribution to) noncontrolling interests									—
Other						(3)
BALANCE AT MARCH 31, 2020	1,396	975,319	$1,900	$1,257	$6,222	$12,174	$(4,956)	$814	—

(a)
Includes the impact of implementing ASU 2016-13, Financial Instruments - Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments. See Note 1 (“Basis of Presentation and Accounting Policies”) for more information on our adoption of this guidance and the impact to our results of operations.

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows

in millions	Three months ended March 31,
(Unaudited)	2020	2019
OPERATING ACTIVITIES
Net income (loss)	$146	$407
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for credit losses	359	62
Depreciation and amortization expense, net	54	58
Accretion of acquired loans	10	17
Increase in cash surrender value of corporate-owned life insurance	(29)	(28)
Stock-based compensation expense	25	25
Deferred income taxes (benefit)	(18)	99
Proceeds from sales of loans held for sale	2,687	2,045
Originations of loans held for sale, net of repayments	(3,256)	(1,679)
Net losses (gains) on sales of loans held for sale	(38)	(28)
Net losses (gains) on leased equipment	6	2
Net securities losses (gains)	(4)	—
Net losses (gains) on sales of fixed assets	2	(1)
Net decrease (increase) in trading account assets	245	(130)
Other operating activities, net	(362)	(289)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(173)	560
INVESTING ACTIVITIES
Net decrease (increase) in short-term investments, excluding acquisitions	(2,801)	50
Purchases of securities available for sale	(190)	(1,842)
Proceeds from sales of securities available for sale	583	—
Proceeds from prepayments and maturities of securities available for sale	1,176	655
Proceeds from prepayments and maturities of held-to-maturity securities	434	295
Purchases of held-to-maturity securities	(4)	(9)
Purchases of other investments	(91)	(16)
Proceeds from sales of other investments	2	7
Proceeds from prepayments and maturities of other investments	10	32
Net decrease (increase) in loans, excluding acquisitions, sales and transfers	(8,902)	(780)
Proceeds from sales of portfolio loans	54	61
Proceeds from corporate-owned life insurance	19	16
Purchases of premises, equipment, and software	(12)	(9)
Proceeds from sales of premises and equipment	—	1
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(9,722)	(1,539)
FINANCING ACTIVITIES
Net increase (decrease) in deposits, excluding acquisitions	3,434	866
Net increase (decrease) in short-term borrowings	5,958	83
Net proceeds from issuance of long-term debt	2,497	1,351
Payments on long-term debt	(1,506)	(1,000)
Open market Common Share repurchases	(117)	(167)
Employee equity compensation program Common Share repurchases	(35)	(32)
Net proceeds from reissuance of Common Shares	5	3
Cash dividends paid	(208)	(192)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	10,028	912
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	133	(67)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	732	678
CASH AND DUE FROM BANKS AT END OF PERIOD	$865	$611
Additional disclosures relative to cash flows:
Interest paid	$267	$306
Income taxes paid (refunded)	35	34
Noncash items:
Reduction of secured borrowing and related collateral	$1	1
Loans transferred to portfolio from held for sale	10	5
Loans transferred to held for sale from portfolio	210	(10)
Loans transferred to OREO	92	—
CMBS risk retentions	12	9
ABS risk retentions	11	—

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

We believe that the unaudited consolidated interim financial statements reflect all adjustments of a normal recurring nature and disclosures that are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our 2019 Form 10-K.

In preparing these financial statements, subsequent events were evaluated through the time the financial statements were issued. Financial statements are considered issued when they are widely distributed to all shareholders and other financial statement users or filed with the SEC.

Accounting Guidance Adopted in 2020

Measurement of Credit Losses on Financial Instruments (ASU 2016-13, ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-11, ASU 2020-02, ASU 2020-03)

On January 1, 2020, we adopted ASU 2016-13, Financial Instruments - Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred-loss methodology that recognized losses when a probable threshold was met with an expected-loss methodology, specifically, recognizing current expected credit losses (CECL) for the remaining life of the asset at the time of origination or acquisition. The CECL methodology applies to loans, debt securities, and other financial assets and net investment in leases measured at amortized cost. It also applies to off-balance sheet credit exposures (loan commitments, standby letters of credit, financial guarantees, and other similar instruments). Assets in the scope of ASC 326 are presented at the net amount expected to be collected after deducting the allowance for credit losses from the amortized cost basis of the assets.
ASC 326 also requires credit losses relating to available-for-sale debt securities that management does not intend to sell or believes that it is more likely than not they will be required to sell to be recorded through an allowance rather than a reduction of the carrying amount.

ASC 326 replaces the purchased credit impaired concept of accounting, previously required under Subtopic 310-30, with a purchased financial assets with credit deterioration (PCD) concept. In accordance with ASC 326, we did not reassess whether recognized purchased credit impaired loans met the criteria of a PCD loan and modifications to individual acquired loans accounted for in pools were TDRs as of the date of adoption. At adoption, we elected to not maintain the pools of loans previously accounted for under Subtopic 310-30.

The prospective application resulted in a $4 million adjustment to the amortized cost basis of PCD loans to reflect the addition to the allowance for loans and leases as of January 1, 2020. After the adjustment for the allowance for the loans and leases, the noncredit discount of $15 million will be accreted to interest income using the interest method based on the effective interest rate determined after the adjustment from credit losses as of January 1, 2020.

The ASU requires use of a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Results for reporting periods beginning after January 1, 2020, are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. We posted an adjusting entry decreasing retained earnings as of January 1, 2020, by $230 million, net of deferred taxes of $71 million, for the cumulative effect of adopting ASC 326. The main drivers of the adjustment to retained earnings are summarized in the following table.

	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption	As Reported Under ASC 326
in millions	December 31, 2019		January 1, 2020
Allowance for credit losses
Commercial
Commercial and industrial	$551	$(141)	$410
Real estate — commercial mortgage	143	16	159
Real estate — construction	22	(7)	15
Commercial lease financing	35	8	43
Total commercial loans	751	(124)	627
Consumer
Real estate — residential mortgage	7	77	84
Home equity loans	31	147	178
Consumer direct loans	34	63	97
Credit cards	47	35	82
Consumer indirect loans	30	6	36
Total consumer loans	149	328	477
Total ALLL — continuing operations	900	204	1,104
Discontinued operations	10	31	41
Total ALLL	910	235	1,145
Accrued expense and other liabilities	75	70	145
Total allowance for credit losses	$985	$305	$1,290

In conjunction with the adoption of ASC 326, the following are additional disclosures about our significant accounting policies related to CECL.

Allowance for Held-to-Maturity Securities

Debt securities that we have the intent and ability to hold until maturity are classified as held-to-maturity and are carried at cost and adjusted for amortization of premiums and accretion of discounts using the interest method. This method produces a constant rate of return on the adjusted carrying amount.

Management classifies the held-to-maturity portfolio into the following major security types: agency residential collateralized mortgage obligations, agency residential mortgage-backed securities, agency commercial mortgage-backed securities, asset backed securities, and other. Management measures expected credit losses on held-to-maturity securities on a collective basis by major security type. The estimate of expected losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. We do not measure expected credit losses on held-to-maturity securities in which historical credit loss information adjusted for current conditions and reasonable and supportable forecasts results in an expectation that nonpayment of the amortized cost basis is zero.

All of our mortgage-backed securities are issued by U.S. government-sponsored enterprises or GNMA, are highly rated by major rating agencies and have a long history of no credit losses. Other securities are comprised of State of Israel bonds denominated and paid in U.S. dollars. Israel bonds have a long history of no credit losses. Additionally, as of March 31, 2020, the State of Israel's credit rating remains "stable" among Fitch, Moody's, and S&P (A+, A1, A+).

Allowance for Available-for-Sale Securities

Debt securities that we intend to hold for an indefinite period of time but that may be sold in response to changes in interest rates, prepayment risk, liquidity needs, or other factors are classified as available-for-sale and reported at fair value. Realized gains and losses resulting from sales of securities using the specific identification method are included in “other income” on the income statement. Unrealized gains and losses (net of income taxes) are recorded in equity as a component of AOCI.

For available-for-sale securities in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of these criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value in “other income” on the income statement. For debt securities that do not meet the aforementioned criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, nature of the security, the underlying collateral, and the financial condition of the issuer, among other factors. If this assessment indicates a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for available-for-sale securities is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for available-for-sale securities is recognized in other comprehensive income.

Changes in the allowance for available-for-sale securities are recorded as provision for (or reversal of) credit loss. Losses are charged against the allowance for available-for-sale securities when management believes the uncollectibility of an available-for-sale security is confirmed or when either criteria regarding intent or requirement to sell is met.

Loans

Accrued interest on loans is included in "other assets" on the balance sheet and is excluded from the calculation of the allowance for credit losses due to our charge-off policy to reverse accrued interest on nonperforming loans against interest income in a timely manner.

Expected credit losses on net investments in leases, including any unguaranteed residual asset, are included in the ALLL.

Purchased Credit Deteriorated (PCD) Loans

In addition to originating loans, we also acquire loans through portfolio purchases or acquisitions of other financial services companies. Purchased loans that have evidence of more than insignificant credit deterioration since origination are deemed PCD loans. In accordance with ASC 326, we did not reassess whether recognized purchased credit impaired loans met the criteria of a PCD loan as of the date of adoption. PCD loans are initially recorded at fair value along with an allowance for credit losses determined using the same methodology as originated loans. The sum of the loan's purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through provision for credit losses.

Nonperforming Loans

Nonperforming loans are loans for which we do not accrue interest income, and include commercial and consumer loans and leases, as well as current year TDRs and nonaccruing TDR loans from prior years. Nonperforming loans do not include loans held for sale. Once a loan is designated nonaccrual, the interest accrued but not collected is reversed against interest income, and payments subsequently received are applied to principal until qualifying for return to accrual.

Allowance for Loan and Lease Losses

We estimate the ALLL using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The ALLL is measured on a collective (pool) basis when similar risk characteristics exist. Our portfolio segments include commercial and consumer. Each of these two segments comprises multiple loan classes. Classes are characterized by similarities in initial measurement, risk attributes, and the manner in which we monitor and assess credit risk. The commercial segment is composed of commercial and industrial, commercial real estate, and commercial lease financing loan classes. The consumer lending segment is composed of residential mortgage, home equity, consumer direct, credit card, and consumer indirect loan classes.

The ALLL represents our current estimate of lifetime credit losses inherent in our loan portfolio at the balance sheet date. In determining the ALLL, we estimate expected future losses for the loan's entire contractual term adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications.

The ALLL is the sum of three components: (i) asset specific/ individual loan reserves; (ii) quantitative (formulaic or pooled) reserves; and (iii) qualitative (judgmental) reserves.

Asset Specific / Individual Component

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not included in the collective evaluation. We have elected to apply the practical expedient to measure expected credit losses of a collateral dependent asset using the fair value of the collateral, less any costs to sell, when foreclosure is not probable, when repayment of the loan is expected to be provided substantially through the operation or sale of the collateral, and the borrower is experiencing financial difficulty.

Individual reserves are determined as follows:

•
For commercial non-accruing loans greater than or equal to a defined dollar threshold, individual reserves are determined based on an analysis of the present value of the loan's expected future cash flows, the loan's observable market value, or the fair value of the collateral less costs to sell.

•
For commercial non-accruing loans below the defined dollar threshold, an established LGD percentage is multiplied by the loan balance and the results are aggregated for purposes of measuring specific reserve impairment.

•
The population of individually assessed consumer loans includes loans deemed collateral dependent, in addition to all TDRs. The expected loss for these loans is estimated based on the present value of the loan's expected future cash flows, except in instances where the loan is collateral dependent, in which case the loan is written down based on the collateral's fair market value less costs to sell.

Quantitative Component

We use a non-DCF factor-based approach to estimate expected credit losses that include component PD/LGD/EAD models as well as less complex estimation methods for smaller loan portfolios.

•
PD: This component model is used to estimate the likelihood that a borrower will cease making payments as agreed. The major contributors to this are the borrower credit attributes and macro-economic trends. The objective of the PD model is to produce default likelihood forecasts based on the observed loan-level information and projected paths of macroeconomic variables.

•	LGD: This component model is used to estimate the loss on a loan once a loan is in default.

•
EAD: Estimates the loan balance at the time the borrower stops making payments. For all term loans, an amortization based formulaic approach is used for account level EAD estimates. We calculate EAD using a portfolio specific method in each of our revolving product portfolios. For line products that are unconditionally cancellable, the balances will either use a paydown curve or be held flat through the life of the loan.

Additional information about the critical estimates and judgments we make in developing these models is provided in the section “Allowance for loan and lease losses” under the heading” Critical Accounting Policies and Estimates” in Item 2 of this report.

Qualitative Component

The ALLL also includes identified qualitative factors related to idiosyncratic risk factors, changes in current economic conditions that may not be reflected in quantitatively derived results, and other relevant factors to ensure the ALLL reflects our best estimate of current expected credit losses.

While our reserve methodologies strive to reflect all relevant risk factors, there continues to be uncertainty associated with, but not limited to, potential imprecision in the estimation process due to the inherent time lag of obtaining information and normal variations between estimates and actual outcomes. We provide additional reserves that are designed to provide coverage for losses attributable to such risks. The ALLL also includes factors that may not be directly measured in the determination of individual or collective reserves. Such qualitative factors may include:

•	The nature and volume of the institution’s financial assets;

•	The existence, growth, and effect of any concentrations of credit;

•	The volume and severity of past due financial assets, the volume of nonaccrual assets, and the volume and severity of adversely classified or graded assets;

•	The value of the underlying collateral for loans that are not collateral dependent;

•	The institution’s lending policies and procedures, including changes in underwriting standards and practices for collections, write-offs, and recoveries;

•	The quality of the institution’s credit review function;

•	The experience, ability, and depth of the institution’s lending, investment, collection, and other relevant management and staff;

•	The effect of other external factors such as the regulatory, legal and technological environments; competition; and events such as natural disasters; and

•
Actual and expected changes in international, national, regional, and local economic and business conditions and developments in which the institution operates that affect the collectability of financial assets.

Liability for Credit Losses on Lending-Related Commitments

The liability for credit losses on lending-related commitments, such as letters of credit and unfunded loan commitments, is included in “accrued expense and other liabilities” on the balance sheet. Expected credit losses are estimated over the contractual period in which we are exposed to credit risk via a contractual obligation unless that obligation is unconditionally cancellable by us. The liability for credit losses on lending-related commitments is adjusted as a provision for credit losses. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated useful life. Consistent with our estimation process on our loan and lease portfolio, we use a non-DCF factor-based approach to estimate expected credit losses that include component PD/LGD/EAD models as well as less complex estimation methods for smaller portfolios.

Simplifying the Test for Goodwill Impairment (ASU 2017-04)

On January 1, 2020, we adopted ASU 2017-04. The ASU amends ASC Topic 350, Intangibles - Goodwill and Other and eliminates the second step of the test for goodwill impairment. Under the new guidance, Key will compare the fair value of a reporting unit with its carrying amount. If the carrying amount exceeds the reporting unit’s fair value, we are required to recognize an impairment charge for this amount. The new method applies to all reporting units and the performance of a qualitative assessment is still allowable. We will monitor for impairment indicators and conduct our annual goodwill test as of October 1, 2020. The adoption of this accounting guidance must be applied prospectively and is not currently expected to have a material effect on our financial condition or results of operations.

Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04)

This quarter we adopted ASU 2020-04 upon issuance. The amendments provide optional expedients and exceptions for certain contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of rate reform. The guidance is effective from the date of issuance until December 31, 2022. The guidance permits Key not to apply modification accounting or remeasure lease payments in lease contracts if the changes to the contract are related to the discontinuation of the reference rate. If certain criteria are met, the amendments also allow exceptions to the dedesignation criteria of the hedging relationship and the assessment of hedge effectiveness during the transition period. It also allows Key to make a one time election to sell, transfer, or both sell and transfer debt securities classified as held to maturity that reference a rate affected by reference rate reform and that are classified as held to maturity before January 1, 2020. This one time election may be made at any time after March 12, 2020, but no later than December 31, 2022. Key has not yet made a determination on whether it will make this election. At the time of adoption, the guidance did not have a significant impact on Key’s financial condition and results of operations. We will continue to assess the impact as the reference rate transition occurs over the next two years.
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

Our basic and diluted earnings per Common Share are calculated as follows:

	Three months ended March 31,
dollars in millions, except per share amounts	2020	2019
EARNINGS
Income (loss) from continuing operations	$145	$406
Less: Net income (loss) attributable to noncontrolling interests	—	—
Income (loss) from continuing operations attributable to Key	145	406
Less: Dividends on Preferred Stock	27	20
Income (loss) from continuing operations attributable to Key common shareholders	118	386
Income (loss) from discontinued operations, net of taxes	1	1
Net income (loss) attributable to Key common shareholders	$119	$387
WEIGHTED-AVERAGE COMMON SHARES
Weighted-average Common Shares outstanding (000)	967,446	1,006,717
Effect of Common Share options and other stock awards	8,664	9,787
Weighted-average Common Shares and potential Common Shares outstanding (000) (a)	976,110	1,016,504
EARNINGS PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.12	$.38
Income (loss) from discontinued operations, net of taxes	—	—
Net income (loss) attributable to Key common shareholders (b)	.12	.38

Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$.12	$.38
Income (loss) from discontinued operations, net of taxes — assuming dilution	—	—
Net income (loss) attributable to Key common shareholders — assuming dilution (b)	.12	.38

(a)	Assumes conversion of Common Share options and other stock awards and/or convertible preferred stock, as applicable.

(b)	EPS may not foot due to rounding.

3. Loan Portfolio

Loan Portfolio by Portfolio Segment and Financing Receivable (a)

in millions	March 31, 2020	December 31, 2019
Commercial and industrial (b)	$55,983	$48,295
Commercial real estate:
Commercial mortgage	13,548	13,491
Construction	1,710	1,558
Total commercial real estate loans	15,258	15,049
Commercial lease financing (c)	4,677	4,688
Total commercial loans	75,918	68,032
Residential — prime loans:
Real estate — residential mortgage	7,498	7,023
Home equity loans	10,103	10,274
Total residential — prime loans	17,601	17,297
Consumer direct loans	3,833	3,513
Credit cards	1,041	1,130
Consumer indirect loans	4,805	4,674
Total consumer loans	27,280	26,614
Total loans (d)	$103,198	$94,646

(a)
Accrued interest of $241 million and $244 million at March 31, 2020, and December 31, 2019, respectively, presented in "other assets" on the Consolidated Balance Sheets is excluded from the amortized cost basis disclosed in this table.

(b)	Loan balances include $143 million and $144 million of commercial credit card balances at March 31, 2020, and December 31, 2019, respectively.

(c)
Commercial lease financing includes receivables held as collateral for a secured borrowing of $14 million and $15 million at March 31, 2020, and December 31, 2019, respectively. Principal reductions are based on the cash payments received from these related receivables. Additional information pertaining to this secured borrowing is included in Note 20 (“Long-Term Debt”) beginning on page 163 of our 2019 Form 10-K.

(d)	Total loans exclude loans of $821 million at March 31, 2020, and $865 million at December 31, 2019, related to the discontinued operations of the education lending business.

4. Asset Quality

ALLL

We estimate the appropriate level of the ALLL on at least a quarterly basis. The methodology is described in Note 1 ("Basis of Presentation and Accounting Policies") under the heading "Allowance for Loan and Lease Losses" of this report.

The ALLL at March 31, 2020 represents our current estimate of lifetime credit losses inherent in the loan portfolio at that date. The changes in the ALLL by loan category for the periods indicated are as follows:

Three months ended March 31, 2020:

in millions	January 1, 2020	Provision		Charge-offs	Recoveries	March 31, 2020
Commercial and Industrial	$410	$187		$(60)	$5	$542
Commercial real estate:
Real estate — commercial mortgage	159	50		(3)	1	207
Real estate — construction	15	10		—	—	25
Total commercial real estate loans	174	60		(3)	1	232
Commercial lease financing	43	3		(2)	—	44
Total commercial loans	627	250		(65)	6	818
Real estate — residential mortgage	84	5		—	—	89
Home equity loans	178	8		(4)	2	184
Consumer direct loans	97	29		(12)	2	116
Credit cards	82	31		(11)	2	104
Consumer indirect loans	36	16		(9)	5	48
Total consumer loans	477	89		(36)	11	541
Total ALLL — continuing operations	1,104	339	(a)	(101)	17	1,359
Discontinued operations	41	3		(2)	1	43
Total ALLL — including discontinued operations	$1,145	$342		$(103)	$18	$1,402

(a)	Excludes a provision for losses on lending-related commitments of $20 million.

As described in Note 1 ("Basis of Presentation and Accounting Policies"), we estimate the ALLL using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. In our estimation of expected credit losses, we use a two year reasonable and supportable period across all products. Following this two year period in which supportable forecasts can be generated, for all modeled loan portfolios, we revert expected credit losses to a level that is consistent with our historical information by reverting the macroeconomic variables (model inputs) to their long run average. We revert to historical loss rates for less complex estimation methods for smaller portfolios. A 20 year fixed length look back period is used to calculate the long run average of the macroeconomic variables. A four quarter reversion period is used where the macroeconomic variables linearly revert to their long run average following the two year reasonable and supportable period.

We develop our reasonable and supportable forecasts using relevant data including, but not limited to, changes in economic output, unemployment rates, property values, and other factors associated with the credit losses on financial assets. Some macroeconomic variables apply to all portfolio segments, while others are more portfolio specific. The following table discloses the most significant macroeconomic variables to each loan portfolio.

Segment	Portfolio	Significant Macroeconomic Variables (a)
Commercial	Commercial and industrial	BBB corporate bond rate (spread), GDP, industrial production, and unemployment rate
	Commercial real estate	BBB corporate bond rate (spread), property and real estate price indices, and unemployment rate
	Commercial lease financing	BBB corporate bond rate (spread), GDP, and unemployment rate
Consumer	Real estate — residential mortgage	GDP, home price index, unemployment rate, and 30 year mortgage rate
	Home equity	Home price index, unemployment rate, and 30 year mortgage rate
	Consumer direct	Unemployment rate and U.S. household income
	Consumer indirect	New vehicle sales and unemployment rate
	Credit cards	Unemployment rate and U.S. household income
	Discontinued operations	Unemployment rate

(a)	Variables include all transformations and interactions with other risk drivers. Additionally, variables may have varying impacts at different points in the economic cycle.

In addition to macroeconomic drivers, portfolio attributes such as remaining term, outstanding balance, risk ratings, FICO, and delinquency also drive ALLL changes. Our ALLL models were designed to capture the correlation between economic and portfolio changes. As such, evaluating shifts in individual portfolio attributes and macroeconomic variables in isolation may not be indicative of past or future performance.

Economic Outlook

As of March 31, 2020, the COVID-19 pandemic has created unprecedented economic stress and uncertainty in the US and globally. We used a third-party economic forecast updated in March 2020 to estimate our expected credit losses as of March 31, 2020. This forecast considered the global pandemic impact as well as the United States' monetary and fiscal response and we determined such forecast to be a reasonable view of the outlook for the global economy given the available information at current quarter ended.

The scenario includes a notable economic slowdown over the next two years in markets in which we operate. GDP is expected to decline significantly during 2Q20, recovering in late 2020. The unemployment rate remains elevated over the next year, starting a steady improvement in the second half of 2021. As of quarter-end, many sectors of the economy have essentially shut down, consumer spending has slowed, unemployment claims have increased, and there has been a decline in oil prices. However, the monetary and fiscal policy response, including the CARES Act, is intended to assist both consumers and businesses.

While cognizant of potentially more adverse economic outlooks, we also considered that the government’s stimulus efforts and programs instituted by the Federal Reserve will partially offset the economic contraction and, as such, the scenario selected reasonably captured the ultimate expected loss experience for our portfolio as of March 31, 2020. To the extent we identified incremental credit risk that was not captured by the third party economic forecast, we addressed the risk through qualitative adjustments.

As a result of the unprecedented economic uncertainty caused by the COVID-19 pandemic, our future loss estimates may vary considerably as a result of changes in the economy from our March 31, 2020 assumptions as well as the magnitude of the pandemic and impact of the United States' monetary and fiscal response becomes more defined.

Commercial Segment

The ALLL from continuing operations for the commercial segment increased by $191 million, or 30.5%, from January 1, 2020. The overall increase in the allowance is driven by 1) updated economic forecasts that capture expected deterioration triggered by the global COVID-19 pandemic, 2) the negative impact on our oil & gas portfolio due to commodity price declines, and 3) significant portfolio growth within pass rated credits.

The primary economic forecast drivers in the current environment are the unemployment rate, which impacts all commercial portfolios, and real estate price indices, which predominately impact our commercial real estate portfolio. While oil & gas price forecasts are included as economic variables in our commercial and industrial portfolio, we performed a detailed review of our oil & gas portfolio and applied additional incremental reserves to address the recent decline in oil & gas prices.

From January 1, 2020 to March 31, 2020, commercial loans grew by $7.9 billion, or 11.6%, with the substantial growth primarily concentrated in pass rated credits. Additional portfolio drivers include risk ratings and remaining term, which remained relatively flat quarter-over-quarter across product types.

Consumer Segment

The ALLL from continuing operations for the consumer segment increased by $64 million, or 13.4%, from January 1, 2020. The overall increase in the allowance is driven by updated economic forecasts that capture expected deterioration triggered by the global COVID-19 pandemic.

The main driver in the economic forecast is the notable increase in unemployment levels, which is most impactful for our credit card portfolio. Deterioration in the HPI outlook is also contributing to the ALLL increase for the residential mortgage and home equity books. Incremental credit risk considerations as a result of the pandemic, which may not be captured by the updated economic forecasts, are addressed through qualitative adjustments. As it relates to changes in the ALLL due to portfolio factors, minimal shifts are largely driven by targeted portfolio growth across several segments and ongoing portfolio seasoning activity.

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

Credit Risk Profile

The prevalent risk characteristic for both commercial and consumer loans is the risk of loss arising from an obligor’s inability or failure to meet contractual payment or performance terms. Evaluation of this risk is stratified and monitored by the loan risk rating grades assigned for the commercial loan portfolios and the refreshed FICO score assigned for the consumer loan portfolios. The internal risk grades assigned to loans follow our definitions of Pass and Criticized, which are consistent with published definitions of regulatory risk classifications. Loans with a pass rating represent those loans not classified on our rating scale for problem credits, as minimal credit risk has been identified. Criticized loans are those loans that either have a potential weakness deserving management's close attention or have a well-defined weakness that may put full collection of contractual cash flows at risk. Borrower FICO scores provide information about the credit quality of our consumer loan portfolio as they provide an indication as to the likelihood that a debtor will repay its debts. The scores are obtained from a nationally recognized consumer rating agency and are presented in the tables below at the dates indicated.

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

Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category and Vintage (a)

As of March 31, 2020	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and Internal Risk Rating
in millions	2019	2018	2017	2016	2015	Prior			Total
Commercial and Industrial
Risk Rating:
Pass	$3,137	$7,197	$5,497	$3,517	$2,541	$3,947	$28,058	$145	$54,039
Criticized (Accruing)	6	56	129	177	110	169	1,004	16	1,667
Criticized (Nonaccruing)	—	25	16	36	8	62	126	4	277
Total commercial and industrial	3,143	7,278	5,642	3,730	2,659	4,178	29,188	165	55,983
Real estate — commercial mortgage
Risk Rating:
Pass	726	3,346	2,074	1,067	1,011	3,774	1,089	42	13,129
Criticized (Accruing)	—	6	21	51	40	205	7	2	332
Criticized (Nonaccruing)	—	—	1	3	1	77	4	1	87
Total real estate — commercial mortgage	726	3,352	2,096	1,121	1,052	4,056	1,100	45	13,548
Real estate — construction
Risk Rating:
Pass	36	509	703	326	69	21	14	3	1,681
Criticized (Accruing)	—	—	—	—	23	3	1	—	27
Criticized (Nonaccruing)	—	—	—	—		2	—	—	2
Total real estate — construction	36	509	703	326	92	26	15	3	1,710
Commercial lease financing
Risk Rating:
Pass	313	1,348	763	697	345	1,162	—	—	4,628
Criticized (Accruing)	—	2	6	12	12	12	—	—	44
Criticized (Nonaccruing)	—	—	1	1	3	—	—	—	5
Total commercial lease financing	313	1,350	770	710	360	1,174		—	4,677
Total commercial loans	$4,218	$12,489	$9,211	$5,887	$4,163	$9,434	$30,303	$213	$75,918

(a)	Accrued interest of $142 million, presented in Other Assets on the Consolidated Balance Sheets, was excluded from the amortized cost basis disclosed in this table.
Consumer Credit Exposure
Credit Risk Profile by FICO Score and Vintage (a)

As of March 31, 2020	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and FICO Score
in millions	2019	2018	2017	2016	2015	Prior			Total
Real estate — residential mortgage
FICO Score:
750 and above	$648	$1,923	$344	$368	$686	$1,662	—	—	$5,631
660 to 749	166	525	123	76	127	431	—	—	1,448
Less than 660	5	36	28	12	33	223	—	—	337
No Score	—	4	3	7	5	63	—	—	82
Total real estate — residential mortgage	819	2,488	498	463	851	2,379	—	—	7,498
Home equity loans
FICO Score:
750 and above	168	475	208	231	219	972	$2,898	$444	5,615
660 to 749	58	296	142	154	128	476	1,902	228	3,384
Less than 660	5	57	41	34	38	186	648	71	1,080
No Score	5	3	1	1	—	3	8	3	24
Total home equity loans	236	831	392	420	385	1,637	5,456	746	10,103
Consumer direct loans
FICO Score:
750 and above	359	1,283	157	48	26	74	137	—	2,084
660 to 749	111	429	117	38	23	44	304	—	1,066
Less than 660	3	47	31	13	7	14	113	—	228
No Score	170	67	30	23	17	15	133	—	455
Total consumer direct loans	643	1,826	335	122	73	147	687	—	3,833
Credit cards
FICO Score:
750 and above	—	—	—	—	—	—	459	—	459
660 to 749	—	—	—	—	—	—	459	—	459
Less than 660	—	—	—	—	—	—	122	—	122
No Score	—	—	—	—	—	—	1	—	1
Total credit cards	—	—	—	—	—	—	1,041	—	1,041
Consumer indirect loans
FICO Score:
750 and above	383	1,066	476	278	124	114	—	—	2,441
660 to 749	206	816	351	165	70	91	—	—	1,699
Less than 660	38	259	154	89	47	48	—	—	635
No Score	28	1	—	—	—	1	—	—	30
Total consumer indirect loans	655	2,142	981	532	241	254	—	—	4,805
Total consumer loans	$2,353	$7,287	$2,206	$1,537	$1,550	$4,417	$7,184	$746	$27,280

(a)	Accrued interest of $99 million, presented in Other Assets on the Consolidated Balance Sheets, was excluded from the amortized cost basis disclosed in this table.

Nonperforming and Past Due Loans

Our policies for determining past due loans, placing loans on nonaccrual, applying payments on nonaccrual loans, and resuming accrual of interest for our commercial and consumer loan portfolios are disclosed in Note 1 ”Basis of Presentation and Accounting Policies”) and Note 1 (“Summary of Significant Accounting Policies”) under the heading “Nonperforming Loans” beginning on page 101 of our 2019 Form 10-K.

The following aging analysis of past due and current loans as of March 31, 2020, and December 31, 2019, provides further information regarding Key’s credit exposure.

Aging Analysis of Loan Portfolio(a)

March 31, 2020	Current	30-59 Days Past Due (b)	60-89 Days Past Due (b)	90 and Greater Days Past Due (b)	Non-performing Loans (c)	Total Past Due and Non-performing Loans (c)	Total Loans (d)
in millions
LOAN TYPE
Commercial and industrial	$55,455	$100	$78	$73	$277	$528	$55,983
Commercial real estate:
Commercial mortgage	13,381	28	34	18	87	167	13,548
Construction	1,702	4	—	2	2	8	1,710
Total commercial real estate loans	15,083	32	34	20	89	175	15,258
Commercial lease financing	4,644	14	5	9	5	33	4,677
Total commercial loans	$75,182	$146	$117	$102	$371	$736	$75,918
Real estate — residential mortgage	$7,397	$10	$2	$—	$89	$101	$7,498
Home equity loans	9,910	34	11	5	143	193	10,103
Consumer direct loans	3,801	17	4	7	4	32	3,833
Credit cards	1,015	7	5	11	3	26	1,041
Consumer indirect loans	4,740	32	8	3	22	65	4,805
Total consumer loans	$26,863	$100	$30	$26	$261	$417	$27,280
Total loans	$102,045	$246	$147	$128	$632	$1,153	$103,198

(a)	Amounts in table represent amortized cost and exclude loans held for sale.

(b)	Accrued interest of $241 million presented in “other assets” on the Consolidated Balance Sheets is excluded from the amortized cost basis disclosed in this table.

(c)
PCI loans meeting nonperforming criteria were historically excluded from Key's nonperforming disclosures. As a result of CECL implementation on January 1, 2020, PCI loans became PCD loans. PCD loans that met the definition of nonperforming are now included in nonperforming disclosures.

(d)	Net of unearned income, net of deferred fees and costs, and unamortized discounts and premiums.

December 31, 2019	Current	30-59 Days Past Due (b)	60-89 Days Past Due (b)	90 and Greater Days Past Due (b)	Non-performing Loans	Total Past Due and Non-performing Loans	Purchased Credit Impaired	Total Loans
in millions
LOAN TYPE
Commercial and industrial	$47,768	$110	$52	$53	$264	$479	48	$48,295
Commercial real estate:
Commercial mortgage	13,258	8	5	13	83	109	124	13,491
Construction	1,551	3	—	1	2	6	1	1,558
Total commercial real estate loans	14,809	11	5	14	85	115	125	15,049
Commercial lease financing	4,647	22	11	2	6	41	—	4,688
Total commercial loans	$67,224	$143	$68	$69	$355	$635	173	$68,032
Real estate — residential mortgage	$6,705	$7	$5	$1	$48	$61	$257	$7,023
Home equity loans	10,071	30	10	5	145	190	13	10,274
Consumer direct loans	3,484	10	5	7	4	26	3	3,513
Credit cards	1,104	6	5	12	3	26	—	1,130
Consumer indirect loans	4,609	32	8	3	22	65	—	4,674
Total consumer loans	$25,973	$85	$33	$28	$222	$368	$273	$26,614
Total loans	$93,197	$228	$101	$97	$577	$1,003	$446	$94,646

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

At March 31, 2020, the approximate carrying amount of our commercial nonperforming loans outstanding represented 75% of their original contractual amount owed, total nonperforming loans outstanding represented 78% of their original contractual amount owed, and nonperforming assets in total were carried at 87% of their original contractual amount owed.

Nonperforming loans reduced expected interest income by $6 million for the three months ended March 31, 2020, and $8 million, for the three months ended March 31, 2019.

The amortized cost basis of nonperforming loans on nonaccrual status for which there is no related allowance for credit losses was $407 million at March 31, 2020.

Collateral-dependent Financial Assets

We classify financial assets as collateral-dependent when our borrower is experiencing financial difficulty, and we expect repayment to be provided substantially through the operation or sale of the collateral. Our commercial loans have collateral that includes commercial machinery, commercial properties, and commercial real estate construction projects. Our consumer loans have collateral that includes residential real estate, automobiles, boats, and RVs.

There were no significant changes in the extent to which collateral secures our collateral-dependent financial assets during the three months ended March 31, 2020.

TDRs

We classify loan modifications as TDRs when a borrower is experiencing financial difficulties and we have granted a concession without commensurate financial, structural, or legal consideration. Our loan modifications are handled on a case-by-case basis and are negotiated to achieve mutually agreeable terms that maximize loan collectability and meet the borrower’s financial needs. The CARES Act and certain regulatory agencies recently issued guidance stating certain loan modifications to borrowers experiencing financial distress as a result of the economic impacts created by COVID-19 may not be required to be treated as TDRs under U.S GAAP.  For COVID-19 related loan modifications which occurred from March 1, 2020, through March 31, 2020, and met the loan modification criteria under either the CARES Act or the criteria specified by the regulatory agencies, we elected to suspend TDR accounting for such loan modifications.

Commitments outstanding to lend additional funds to borrowers whose loan terms have been modified in TDRs were $3 million and $5 million at March 31, 2020, and December 31, 2019, respectively.

The consumer TDR other concession category in the table below primarily includes those borrowers’ debts that are discharged through Chapter 7 bankruptcy and have not been formally re-affirmed. At March 31, 2020, and December 31, 2019, the recorded investment of consumer residential mortgage loans in the process of foreclosure was approximately $71 million and $97 million, respectively.

The following table shows the post-modification outstanding recorded investment by concession type for our commercial and consumer accruing and nonaccruing TDRs that occurred during the periods indicated:

	Three Months Ended March 31,
in millions	2020	2019
Consumer loans:
Interest rate reduction	$9	$4
Other	9	9
Total	$18	$13
Total TDRs	$18	$13

The following table summarizes the change in the post-modification outstanding recorded investment of our accruing and nonaccruing TDRs during the periods indicated:

	Three Months Ended March 31,
in millions	2020	2019
Balance at beginning of the period	$347	$399
Additions	17	14
Payments	(18)	(39)
Charge-offs	(6)	(9)
Balance at end of period	$340	$365

A further breakdown of TDRs included in nonperforming loans by loan category for the periods indicated are as follows:

	March 31, 2020			December 31, 2019
	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
dollars in millions
LOAN TYPE
Nonperforming:
Commercial and industrial	35	$65	$43	51	$72	$53
Commercial real estate:
Commercial mortgage	7	64	58	6	64	58
Total commercial real estate loans	7	64	58	6	64	58
Total commercial loans	42	129	101	57	136	111
Real estate — residential mortgage	194	16	14	181	13	11
Home equity loans	625	38	37	713	42	41
Consumer direct loans	168	2	2	172	2	2
Credit cards	324	2	2	368	2	2
Consumer indirect loans	1,097	19	15	1,131	19	16
Total consumer loans	2,408	77	70	2,565	78	72
Total nonperforming TDRs	2,450	206	171	2,622	214	183
Prior-year accruing:(a)
Commercial and industrial	5	30	25	6	30	25
Commercial real estate
Commercial mortgage	1	1	—	1	—	—
Total commercial real estate loans	1	1	—	1	—	—
Total commercial loans	6	31	25	7	30	25
Real estate — residential mortgage	489	36	31	493	37	31
Home equity loans	1,839	110	90	1,751	104	84
Consumer direct loans	165	4	3	139	4	3
Credit cards	577	3	1	486	3	1
Consumer indirect loans	784	33	19	714	33	20
Total consumer loans	3,854	186	144	3,583	181	139
Total prior-year accruing TDRs	3,860	217	169	3,590	211	164
Total TDRs	6,310	$423	$340	6,212	$425	$347

(a)	All TDRs that were restructured prior to January 1, 2020, and January 1, 2019, and are fully accruing.

Commercial loan TDRs are considered defaulted when principal and interest payments are 90 days past due. Consumer loan TDRs are considered defaulted when principal and interest payments are more than 60 days past due. During the three months ended March 31, 2020, there were no commercial loan TDRs and 84 consumer loan TDRs with a combined recorded investment of $2 million that experienced payment defaults after modifications resulting in TDR status during 2019. During the three months ended March 31, 2019, there were no commercial loan TDRs and 74 consumer loan TDRs with a combined recorded investment of $2 million that experienced payment defaults after modifications resulting in TDR status during 2018.

Liability for Credit Losses on Off Balance Sheet Exposures

The liability for credit losses inherent in unfunded lending-related commitments, such as letters of credit and unfunded loan commitments, and certain financial guarantees is included in “accrued expense and other liabilities” on the balance sheet.

Changes in the liability for credit losses on off balance sheet exposures are summarized as follows:

	Three months ended March 31,
in millions	2020	2019
Balance at the end of the prior period	$68	$64
Liability for credit losses on contingent guarantees at the end of the prior period	7	—
Cumulative effect from change in accounting principle (a), (b)	66	—
Balance at beginning of period	141	64
Provision (credit) for losses on off balance sheet exposures	20	(2)
Balance at end of period	$161	$62

(a)	The cumulative effect from change in accounting principle relates to the January 1, 2020, adoption of ASU 2016-13.

(b)	Excludes $4 million related to the provision for other financial assets.

5. Fair Value Measurements

In accordance with GAAP, Key measures certain assets and liabilities at fair value. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between market participants in our principal market. Additional information regarding our accounting policies for determining fair value is provided in Note 6 (“Fair Value Measurements”) and Note 1 (“Summary of Significant Accounting Policies”) under the heading “Fair Value Measurements” of our 2019 Form 10-K.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are measured at fair value on a recurring basis in accordance with GAAP. The following tables present these assets and liabilities at March 31, 2020, and December 31, 2019.

	March 31, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
in millions
ASSETS MEASURED ON A RECURRING BASIS
Trading account assets:
U.S. Treasury, agencies and corporations	—	$556	—	$556	—	$843	—	$843
States and political subdivisions	—	19	—	19	—	30	—	30
Other mortgage-backed securities	—	176	—	176	—	78	—	78
Other securities	—	38	—	38	—	44	—	44
Total trading account securities	—	789	—	789	—	995	—	995
Commercial loans	—	6	—	6	—	45	—	45
Total trading account assets	—	795	—	795	—	1,040	—	1,040
Securities available for sale:
U.S. Treasury, agencies and corporations	—	341	—	341	—	334	—	334
States and political subdivisions	—	4	—	4	—	4	—	4
Agency residential collateralized mortgage obligations	—	12,045	—	12,045	—	12,783	—	12,783
Agency residential mortgage-backed securities	—	1,539	—	1,539	—	1,714	—	1,714
Agency commercial mortgage-backed securities	—	6,869	—	6,869	—	6,997	—	6,997
Other securities	—	—	$9	9	—	—	$11	11
Total securities available for sale	—	20,798	9	20,807	—	21,832	11	21,843
Other investments:
Principal investments:
Direct	—	—	1	1	—	—	1	1
Indirect (measured at NAV) (a)	—	—	—	64	—	—	—	68
Total principal investments	—	—	1	65	—	—	1	69
Equity investments:
Direct	—	—	10	10	—	—	12	12
Direct (measured at NAV) (a)	—	—	—	1	—	—	—	1
Indirect (measured at NAV) (a)	—	—	—	8	—	—	—	8
Total equity investments	—	—	10	19	—	—	12	21
Total other investments	—	—	11	84	—	—	13	90
Loans, net of unearned income (residential)	—	—	3	3	—	—	4	4
Loans held for sale (residential)	—	142	10	152	—	140	—	140
Derivative assets:
Interest rate	—	1,845	96	1,941	—	941	22	963
Foreign exchange	124	40	—	164	$49	18	—	67
Commodity	—	704	—	704	—	208	—	208
Credit	—	6	5	11	—	—	1	1
Other	—	34	23	57	—	9	5	14
Derivative assets	124	2,629	124	2,877	49	1,176	28	1,253
Netting adjustments (b)	—	—	—	(809)	—	—	—	(473)
Total derivative assets	124	2,629	124	2,068	49	1,176	28	780
Accrued income and other assets	—	—	—	—	—	—	—	—
Total assets on a recurring basis at fair value	$124	$24,364	$157	$23,909	$49	$24,188	$56	$23,897
LIABILITIES MEASURED ON A RECURRING BASIS
Bank notes and other short-term borrowings:
Short positions	$124	$482	—	$606	$19	$686	—	$705
Derivative liabilities:
Interest rate	—	329	—	329	—	253	—	253
Foreign exchange	117	40	—	157	43	17	—	60
Commodity	—	690	—	690	—	200	—	200
Credit	—	—	$28	28	—	1	9	10
Other	—	40	—	40	—	10	—	10
Derivative liabilities	117	1,099	28	1,244	43	481	9	533
Netting adjustments (b)	—	—	—	(595)	—	—	—	(335)
Total derivative liabilities	117	1,099	28	649	43	481	9	198
Total liabilities on a recurring basis at fair value	$241	$1,581	$28	$1,255	$62	$1,167	9	$903

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

We are in the process of winding down our direct principal investment portfolio. As of March 31, 2020, the balance is less than $1 million.
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

Under the provisions of the Volcker Rule, we are required to dispose or conform our indirect investments to the requirements of the statute by no later than July 21, 2022. As of March 31, 2020, we have not committed to a plan to sell these investments. Therefore, these investments continue to be valued using the net asset value per share methodology.
NAV

The following table presents the fair value of our direct and indirect principal investments and related unfunded commitments at March 31, 2020, as well as financial support provided for the three months ended March 31, 2020, and March 31, 2019.

			Financial support provided
			Three months ended March 31,
	March 31, 2020		2020		2019
in millions	Fair Value	Unfunded Commitments	Funded Commitments	Funded Other	Funded Commitments	Funded Other
INVESTMENT TYPE
Direct investments	$1	—	—	$—	—	$1
Indirect investments (measured at NAV) (a)	64	$20	$—	—	$1	—
Total	$65	$20	—	$—	$1	$1

(a)
Our indirect investments consist of buyout funds, venture capital funds, and fund of funds. These investments are generally not redeemable. Instead, distributions are received through the liquidation of the underlying investments of the fund. An investment in any one of these funds typically can be sold only with the approval of the fund’s general partners. At March 31, 2020, no significant liquidation of the underlying investments has been communicated to Key. The purpose of funding our capital commitments to these investments is to allow the funds to make additional follow-on investments and pay fund expenses until the fund dissolves. We, and all other investors in the fund, are obligated to fund the full amount of our respective capital commitments to the fund based on our and their respective ownership percentages, as noted in the applicable Limited Partnership Agreement.

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
Derivatives (continued)
We have customized derivative instruments and risk participations that are classified as Level 3 instruments. These derivative positions are valued using internally developed models, with inputs consisting of available market data, including:

• Credit spreads and interest rates

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
Level 1 and 2

Changes in Level 3 Fair Value Measurements

The following table shows the components of the change in the fair values of our Level 3 financial instruments measured at fair value on a recurring basis for the three months ended March 31, 2020, and March 31, 2019.

in millions	Beginning of Period Balance	Gains (Losses) Included in Other Comprehensive Income	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers Other	Transfers into Level 3		Transfers out of Level 3		End of Period Balance	Unrealized Gains (Losses) Included in Earnings
Three months ended March 31, 2020
Securities available for sale
Other securities	$11	$(2)	—		—	—	—	—	—		—		$9	—
Other investments
Principal investments
Direct	1	—	—		$—	$—	—	—	—		—		1	—
Equity investments
Direct	12	—	(2)	(a)	—	—	—	—	$—		—		10	(2)	(a)
Loans held for sale (residential)	—	—	—		—	—	—	$10	—		—		10	—
Loans, net of unearned income (residential)	4	—	—		—	(1)	—	—	—		—		3	—
Derivative instruments (b)
Interest rate	22	—	$19	(c)	11	(1)	—	—	55	(d)	$(10)	(d)	96	—
Credit	(8)	—	(16)	(c)	1	—	—	—	—		—		(23)	—
Other (e)	5	—	—		—	—	—	18	—		—		23	—

in millions	Beginning of Period Balance	Gains (Losses) Included in Other Comprehensive Income	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers Other	Transfers into Level 3		Transfers out of Level 3		End of Period Balance	Unrealized Gains (Losses) Included in Earnings
Three months ended March 31, 2019
Securities available for sale
Other securities	$20	5	—		—	—	—	—	—		—		$25	—
Other investments
Principal investments
Direct (a)	1	—	—		$1	$(1)	—	—	—		—		1	—
Equity investments
Direct	7	—	—		—	—	—	—	$1		—		8	—
Loans held for sale (residential)	—	—	—		—	—	—	$1	—		—		1	—
Loans, net of unearned income (residential)	3	—	—		—	—	—	—	—		—		3	—
Derivative instruments (b)
Interest rate	5	—	$1	(c)	—	—	—	—	1	(d)	$(4)	(d)	3	—
Credit	—	—	—		(1)	—	$—	—	—		—		(1)	—
Other (e)	3	—	—		—	—	—	$1	—		—		4	—

(a)	Realized and unrealized gains and losses on principal investments and other equity investments are reported in “other income” on the income statement.

(b)	Amounts represent Level 3 derivative assets less Level 3 derivative liabilities.

(c)	Realized and unrealized gains and losses on derivative instruments are reported in “corporate services income” and “other income” on the income statement.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in accordance with GAAP. The adjustments to fair value generally result from the application of accounting guidance that requires assets and liabilities to be recorded at the lower of cost or fair value, or assessed for impairment. There were no liabilities measured at fair value on a nonrecurring basis at March 31, 2020, and December 31, 2019.

The following table presents our assets measured at fair value on a nonrecurring basis at March 31, 2020, and December 31, 2019:

	March 31, 2020				December 31, 2019
in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A NONRECURRING BASIS
Impaired loans and leases	—	$—	$33	$33	—	—	$76	$76
Accrued income and other assets	—	—	64	64	—	118	51	169
Total assets on a nonrecurring basis at fair value	—	$—	$97	$97	—	118	$127	$245

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

Cash flow analysis considers internally developed inputs including:

• Discount rates

• Default rates

• Changes in collateral values and costs of foreclosure
Level 2 and 3
Commercial loans and student loans held for sale
Through a quarterly analysis of our loan portfolios held for sale, which include both performing and nonperforming commercial loans and student loans, we determine any adjustments necessary to record the portfolios at the lower of cost or fair value in accordance with GAAP. Valuation inputs include:

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
Level 2 and 3
OREO, other repossessed personal property, and right-of-use assets(a)
OREO, other repossessed properties, and right-of-use assets are valued based on:

• Appraisals and third-party price opinions, less estimated selling costs

Generally, we classify these assets as Level 3, but OREO and other repossessed properties for which we receive binding purchase agreements are classified as Level 2. Returned lease inventory is valued based on market data for similar assets and is classified as Level 2.
Level 2 and 3
LIHTC, HTC, and NMTC investments(a)
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

At March 31, 2020, and December 31, 2019, the carrying amount of equity investments under this method was $145 million and $134 million, respectively. No impairment was recorded for the three months ended March 31, 2020.
Level 3
Mortgage Servicing Assets(a)	Refer to Note 8. Mortgage Servicing Assets	Level 3

(a)	Asset classes included in “Accrued income and other assets” on the Consolidated Balance Sheets

Quantitative Information about Level 3 Fair Value Measurements

The range and weighted-average of the significant unobservable inputs used to fair value our material Level 3 recurring and nonrecurring assets at March 31, 2020, and December 31, 2019, along with the valuation techniques used, are shown in the following table:

	Level 3 Asset (Liability)		Valuation Technique	Significant Unobservable Input	Range (Weighted-Average) (b), (c)
dollars in millions	March 31, 2020	December 31, 2019			March 31, 2020	December 31, 2019
Recurring
Securities available-for-sale:
Other securities	$9	$11	Discounted cash flows	Discount rate	N/A (14.82%)	N/A (16.10%)
				Marketability discount	N/A (30.00%)	N/A (30.00%)
				Volatility factor	N/A (43.00%)	N/A (43.00%)
Other investments:(a)
Equity investments
Direct	10	12	Discounted cash flows	Discount rate	12.40 - 17.03% (14.75%)	13.91 - 17.24% (15.61%)
				Marketability discount	N/A (30.00%)	N/A (30.00%)
				Volatility factor	N/A (51.00%)	N/A (47.00%)
Loans held for sale (residential)	10	—	Market comparable pricing	Comparability factor	104.15-107.01% (105.25%)	N/A
Loans, net of unearned income (residential)	3	4	Market comparable pricing	Comparability factor	79.00-98.00% (91.07%)	79.00 - 98.00% (91.05%)
Derivative instruments:
Interest rate	96	22	Discounted cash flows	Probability of default	.02 - 100% (13.90%)	.02 - 100% (5.40%)
				Internal risk rating	1 - 19 (9.178)	1 - 19 (9.168)
				Loss given default	0 - 1 (.476)	0 - 1 (.492)
Credit (assets)	5	1	Discounted cash flows	Probability of default	.02 - 100% (13.30%)	.02 - 100% (4.2%)
				Internal risk rating	1 - 19 (10.14)	1 - 19 (10.13)
				Loss given default	0 - 1 (.493)	0 - 1 (.498)
Credit (liabilities)	(28)	(9)	Discounted cash flows	Probability of default	.02 - 100% (25.19%)	.02 - 100% (12.24%)
				Internal risk rating	1 - 19 (7.76)	1 - 19 (8.058)
				Loss given default	0 - 1 (.394)	0 - 1 (.411)
Other(d)	23	5	Discounted cash flows	Loan closing rates	27.34-99.31% (74.08%)	37.71 - 99.69% (79.33%)
Nonrecurring
Impaired loans	33	76	Fair value of underlying collateral	Discount rate	0 - 90.00% (23.00%)	0 - 60.00% (10.00%)
Accrued income and other assets:
OREO and other Level 3 assets (e)	2	5	Appraised value	Appraised value	N/M	N/M

(a)	Principal investments, direct is excluded from this table as the balance at March 31, 2020, and December 31, 2019, is insignificant (less than $1 million).

(b)	The weighted average of significant unobservable inputs is calculated using a weighting relative to fair value.

(c)	For significant unobservable inputs with no range, a single figure is reported to denote the single quantitative factor used.

(d)	Amounts represent interest rate lock commitments.

(e)
Excludes $62 million and $46 million pertaining to mortgage servicing assets at March 31, 2020 and December 31, 2019. Refer to Note 8 (“Mortgage Servicing Assets”) for significant unobservable inputs pertaining to these assets.

Fair Value Disclosures of Financial Instruments

The levels in the fair value hierarchy ascribed to our financial instruments and the related carrying amounts at March 31, 2020, and December 31, 2019, are shown in the following tables. Assets and liabilities are further arranged by measurement category.

	March 31, 2020
		Fair Value
in millions	Carrying Amount	Level 1	Level 2	Level 3	Measured at NAV	Netting Adjustment		Total
ASSETS (by measurement category)
Fair value - net income
Trading account assets (b)	$795	$—	$795	—	—	—		$795
Other investments (b)	679	—	—	$606	$73	—		679
Loans, net of unearned income (residential) (d)	3	—	—	3	—	—		3
Loans held for sale (residential) (b)	152	—	142	10	—	—		152
Derivative assets - trading (b)	2,008	124	2,563	124	—	$(803)	(f)	2,008
Fair value - OCI
Securities available for sale (b)	20,807	—	20,798	$9	—	—		20,807
Derivative assets - hedging (b)(g)	60	—	66	—	—	(6)	(f)	60
Amortized cost
Held-to-maturity securities (c)	9,638	—	10,012	—	—	—		10,012
Loans, net of unearned income (d)	101,836	—	—	99,535	—	—		99,535
Loans held for sale (b)	1,991	—	—	1,991	—	—		1,991
Other
Cash and short-term investments (a)	4,938	4,938	—	—	—	—		4,938
LIABILITIES (by measurement category)
Fair value - net income
Derivative liabilities - trading (b)	$649	$117	$1,096	28	—	$(592)	(f)	$649
Fair value - OCI
Derivative liabilities - hedging (b)(g)	—	—	3	—	—	(3)	(f)	—
Amortized cost
Time deposits (e)	10,253	—	10,336	—	—	—		10,336
Short-term borrowings (a)	7,050	124	6,926	—	—	—		7,050
Long-term debt (e)	13,732	13,144	715	—	—	—		13,859
Other
Deposits with no stated maturity (a)	105,051	—	105,051	—	—	—		105,051

	December 31, 2019
		Fair Value
in millions	Carrying Amount	Level 1	Level 2	Level 3	Measured at NAV	Netting Adjustment		Total
ASSETS (by measurement category)
Fair value - net income
Trading account assets (b)	$1,040	—	$1,040	—	—	—		$1,040
Other investments (b)	605	—	—	$528	$77	—		605
Loans, net of unearned income (residential) (d)	4	—	—	4	—	—		4
Loans held for sale (residential) (b)	140	—	140	—	—	—		140
Derivative assets - trading (b)	715	$49	985	28	—	$(347)	(f)	715
Fair value - OCI
Securities available for sale (b)	21,843	—	21,832	11	—	—		21,843
Derivative assets - hedging (b)(g)	65	—	191	—	—	(126)	(f)	65
Amortized cost
Held-to-maturity securities (c)	10,067	—	10,116	—	—	—		10,116
Loans, net of unearned income (d)	93,742	—	—	92,641	—	—		92,641
Loans held for sale (b)	1,194	—	—	1,194	—	—		1,194
Other
Cash and short-term investments (a)	2,004	2,004	—	—	—	—		2,004
LIABILITIES (by measurement category)
Fair value - net income
Derivative liabilities - trading (b)	$194	$43	$461	9	—	$(319)	(f)	$194
Fair value - OCI
Derivative liabilities - hedging (b)(g)	4	—	20	—	—	(16)	(f)	4
Amortized cost
Time deposits (e)	11,652	—	11,752	—	—	—		11,752
Short-term borrowings (a)	1,092	19	1,073	—	—	—		1,092
Long-term debt (e)	12,448	12,694	249	—	—	—		12,943
Other
Deposits with no stated maturity (a)	100,218	—	100,218	—	—	—		100,218

Valuation Methods and Assumptions

(a)	Fair value equals or approximates carrying amount. The fair value of deposits with no stated maturity does not take into consideration the value ascribed to core deposit intangibles.

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

(g)
Derivative assets-hedging and derivative liabilities-hedging includes both cash flow and fair value hedges. Additional information regarding our accounting policies for cash flow and fair value hedges is provided in Note 1 (“1. Summary of Significant Accounting Policies”) under the heading “Derivatives and Hedging” beginning on page 105 of our 2019 Form 10-K.

DIscontinued assets — education lending business.  Our discontinued assets include government-guaranteed and private education loans originated through our education lending business that was discontinued in September 2009. This portfolio consists of loans recorded at carrying value with appropriate valuation reserves, and loans in portfolio recorded at fair value. All of these loans were excluded from the table above as follows:

•	Loans at carrying value, net of allowance, of $778 million ($649 million at fair value) at March 31, 2020, and $855 million ($729 million at fair value) at December 31, 2019;

•	Portfolio loans at fair value of $2 million at March 31, 2020, and $2 million at December 31, 2019.

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

	March 31, 2020				December 31, 2019
in millions	Amortized Cost (a)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies, and corporations	$340	$1	—	$341	$334	—	—	$334
States and political subdivisions	4	—	—	4	4	—	—	4
Agency residential collateralized mortgage obligations	11,705	342	$2	12,045	12,772	$82	$71	12,783
Agency residential mortgage-backed securities	1,472	67	—	1,539	1,677	41	4	1,714
Agency commercial mortgage-backed securities	6,597	277	5	6,869	6,898	139	40	6,997
Other securities	8	1	—	9	7	4	—	11
Total securities available for sale	$20,126	$688	$7	$20,807	$21,692	$266	$115	$21,843
HELD-TO-MATURITY SECURITIES
Agency residential collateralized mortgage obligations	$5,354	$157	—	$5,511	$5,692	$23	$49	$5,666
Agency residential mortgage-backed securities	390	19	—	409	409	6	—	415
Agency commercial mortgage-backed securities	3,868	198	—	4,066	3,940	78	9	4,009
Asset-backed securities	11	—	—	11	11	—	—	11
Other securities	15	—	—	15	15	—	—	15
Total held-to-maturity securities	$9,638	$374	—	$10,012	$10,067	$107	$58	$10,116

(a)
Amortized cost amounts exclude accrued interest receivable which is recorded within “other assets” on the balance sheet. At March 31, 2020, accrued interest receivable on available for sale securities and held-to-maturity securities totaled $42 million and $19 million, respectively.

The following table summarizes available for sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of March 31, 2020, and December 31, 2019.

	Duration of Unrealized Loss Position
	Less than 12 Months			12 Months or Longer			Total
in millions	Fair Value	Gross Unrealized Losses		Fair Value	Gross Unrealized Losses		Fair Value	Gross Unrealized Losses
March 31, 2020
Securities available for sale:
Agency residential collateralized mortgage obligations	$135	—	(a)	$416	$2		$551	$2
Agency residential mortgage-backed securities	10	—	(a)	7	—	(a)	17	—
Agency commercial mortgage-backed securities	1,083	$5		—	—		1,083	5
Other securities	1	—	(a)	—	—		1	—
Held-to-maturity securities:
Agency residential collateralized mortgage obligations	8	—	(a)	60	—	(a)	68	—
Asset-backed securities	2	—	(a)	—	—		2	—
Other securities	8	—	(a)	—	—		8	—
Total securities in an unrealized loss position	$1,247	$5		$483	$2		$1,730	$7
December 31, 2019
Securities available for sale:
U.S. Treasury, agencies, and corporations	$30	—	(b)	$30	—	(b)	$60	—
Agency residential collateralized mortgage obligations	3,432	$20		3,221	$51		6,653	$71
Agency residential mortgage-backed securities	33	—	(b)	629	4		662	4
Agency commercial mortgage-backed securities	1,541	17		1,213	23		2,754	40
Held-to-maturity securities:
Agency residential collateralized mortgage obligations	1,626	14		2,289	35		3,915	49
Agency residential mortgage-backed securities	56	—	(b)	—	—		56	—
Agency commercial mortgage-backed securities	518	9		—	—		518	9
Asset-backed securities	11	—	(b)	—	—		11	—
Other securities	3	—	(b)	—	—		3	—
Total securities in an unrealized loss position	$7,250	$60		$7,382	$113		$14,632	$173

(a)
At March 31, 2020, gross unrealized losses totaled less than $1 million for agency residential collateralized mortgage obligations, agency residential mortgage-backed securities, and other securities available for sale with a loss duration of less than 12 months. At March 31, 2020, gross unrealized losses totaled less than $1 million for agency residential collateralized mortgage obligations, asset-backed securities, and other securities held-to-maturity with a loss duration of less than 12 months. At March 31, 2020, gross unrealized losses totaled less than $1 million for agency residential mortgage-backed securities available for sale with a loss duration greater than 12 months or longer. At March 31, 2020, gross unrealized losses totaled less than $1 million for agency residential collateralized mortgage obligations held-to-maturity with a loss duration greater than 12 months or longer.

(b)
At December 31, 2019, gross unrealized losses totaled less than $1 million for U.S. Treasury, agencies, and corporations and agency residential mortgage-backed securities available for sale with a loss duration of less than 12 months. At December 31, 2019, gross unrealized losses totaled less than $1 million for U.S. Treasury, Agencies, and Corporations securities available for sale with a loss duration greater than 12 months or longer. At December 31, 2019, gross unrealized losses totaled less than $1 million for agency residential residential mortgage-backed securities, asset-backed securities, and other securities held-to-maturity with a loss duration of less than 12 months.

Based on our evaluation at March 31, 2020, under the new impairment model, an allowance for credit losses has not been recorded nor have unrealized losses been recognized into income. The issuers of the securities are of high credit quality and have a long history of no credit losses, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely attributed to changes in interest rates and other market conditions. The issuers continue to make timely principle and interest payments.

At March 31, 2020, securities available for sale and held-to-maturity securities totaling $8.4 billion were pledged to secure securities sold under repurchase agreements, to secure public and trust deposits, to facilitate access to secured funding, and for other purposes required or permitted by law.

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

March 31, 2020	Securities Available for Sale		Held to Maturity Securities
in millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$571	$577	$60	$61
Due after one through five years	14,660	15,101	6,690	6,881
Due after five through ten years	4,893	5,127	2,888	3,070
Due after ten years	2	2	—	—
Total	$20,126	$20,807	$9,638	$10,012

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

At March 31, 2020, after taking into account the effects of bilateral collateral and master netting agreements, we had $60 million of derivative assets and less than $1 million of derivative liabilities that relate to contracts entered into for hedging purposes. As of the same date, after taking into account the effects of bilateral collateral and master netting agreements and a reserve for potential future losses, we had derivative assets of $2.1 billion and derivative liabilities of $649 million that were not designated as hedging instruments. These positions are primarily comprised of derivative contracts entered into for client accommodation purposes.

Additional information regarding our accounting policies for derivatives is provided in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Derivatives and Hedging” beginning on page 105 of our 2019 Form 10-K. Our derivative strategies and related risk management objectives are described in Note 8 (“Derivatives and Hedging Activities”) beginning on page 134 of our 2019 Form 10-K.

Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments

The following table summarizes the fair values of our derivative instruments on a gross and net basis as of March 31, 2020, and December 31, 2019. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements, but after the variation margin payments with central clearing organizations have been applied as settlement, as applicable. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Securities collateral related to legally enforceable master netting agreements is not offset on the balance sheet. Our derivative instruments are included in “accrued income and other assets” or “accrued expenses and other liabilities” on the balance sheet, as follows:

	March 31, 2020			December 31, 2019
		Fair Value			Fair Value
in millions	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate	$25,804	$66	$3	$39,208	$191	$20
Derivatives not designated as hedging instruments:
Interest rate	77,335	1,875	326	71,209	772	233
Foreign exchange	6,340	164	157	6,572	67	60
Commodity	4,556	704	690	5,324	208	200
Credit	959	11	28	427	1	10
Other (a)	5,408	57	40	3,337	14	10
Total	94,598	2,811	1,241	86,869	1,062	513
Netting adjustments (b)	—	(809)	(595)	—	(473)	(335)
Net derivatives in the balance sheet	120,402	2,068	649	126,077	780	198
Other collateral (c)	—	(3)	—	—	(2)	(42)
Net derivative amounts	$120,402	$2,065	$649	$126,077	$778	$156

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

Fair value hedges. During the three-month period ended March 31, 2020, we did not exclude any portion of fair value hedging instruments from the assessment of hedge effectiveness.

The following tables summarize the amounts that were recorded on the balance sheet as of March 31, 2020, and December 31, 2019, related to cumulative basis adjustments for fair value hedges.

	March 31, 2020
in millions	Balance sheet line item in which the hedge item is included	Carrying amount of hedged item (a)	Hedge accounting basis adjustment (b)
Interest rate contracts	Long-term debt	$7,774	$533

	December 31, 2019
	Balance sheet line item in which the hedge item is included	Carrying amount of hedged item (a)	Hedge accounting basis adjustment (b)
Interest rate contracts	Long-term debt	$8,408	$240

(a)	The carrying amount represents the portion of the liability designated as the hedged item.

(b)
Basis adjustments related to de-designated hedged items that no longer qualify as fair value hedges reduced the hedge accounting basis adjustment by $9 million and $9 million at March 31, 2020, and December 31, 2019, respectively,

Cash flow hedges. During the three-month period ended March 31, 2020, we did not exclude any portion of cash flow hedging instruments from the assessment of hedge effectiveness.

Considering the interest rates, yield curves, and notional amounts as of March 31, 2020, we expect to reclassify an estimated $242 million of after-tax net gains on derivative instruments designated as cash flow hedges from AOCI to income during the next 12 months. In addition, we expect to reclassify approximately $86 million of net gains related to terminated cash flow hedges from AOCI to income during the next 12 months. As of March 31, 2020, the maximum length of time over which we hedge forecasted transactions is 9 years.

The following tables summarize the effect of fair value and cash flow hedge accounting on the income statement for the three-month periods ended March 31, 2020, and March 31, 2019.

	Location and amount of net gains (losses) recognized in income on fair value and cash flow hedging relationships
in millions	Interest expense – long-term debt	Interest income – loans	Interest expense - deposits	Other income
Three months ended March 31, 2020
Total amounts presented in the consolidated statement of income	$(90)	$1,026	$(169)	$(88)

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	(294)	—	—	—
Recognized on derivatives designated as hedging instruments	311	—	—	—
Net income (expense) recognized on fair value hedges	$17	—	—	—
Net gain (loss) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	$(1)	$34	—	—
Net income (expense) recognized on cash flow hedges	$(1)	$34	—	—

Three months ended March 31, 2019
Total amounts presented in the consolidated statement of income	$(120)	$1,066	$(202)	$10

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	$(93)	—	$—	—
Recognized on derivatives designated as hedging instruments	82	—	—	—
Net income (expense) recognized on fair value hedges	$(11)	—	$—	—
Net gain (loss) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	$(1)	$(24)	—	—
Net income (expense) recognized on cash flow hedges	$(1)	$(24)	—	—

Net investment hedges. We previously entered into foreign currency forward contracts to hedge our exposure to changes in the carrying value of our investments in foreign subsidiaries as a result of changes in the related foreign exchange rates. In December 2019, our last remaining net investment hedge was discontinued in connection with the substantial liquidation of the net assets of KEF’s Canadian subsidiary. Additional information regarding the discontinuance of this net investment hedge is provided in Note 8 (Derivatives and Hedging Activities) on page 137 of our 2019 Form 10-K.

The following tables summarize the pre-tax net gains (losses) on our cash flow and net investment hedges for the three-month periods ended March 31, 2020, and March 31, 2019, and where they are recorded on the income statement. The table includes net gains (losses) recognized in OCI during the period and net gains (losses) reclassified from OCI into income during the current period.

in millions	Net Gains (Losses) Recognized in OCI	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income	Net Gains (Losses) Reclassified From OCI Into Income
Three months ended March 31, 2020
Cash Flow Hedges
Interest rate	$562	Interest income — Loans	$34
Interest rate	(5)	Interest expense — Long-term debt	(1)
Interest rate	(30)	Investment banking and debt placement fees	—
Total	$527		$33
Three months ended March 31, 2019
Cash Flow Hedges
Interest rate	$115	Interest income — Loans	$(24)
Interest rate	(1)	Interest expense — Long-term debt	(1)
Interest rate	(5)	Investment banking and debt placement fees	—
Net Investment Hedges
Foreign exchange contracts	(3)	Other Income	—
Total	$106		$(25)

Nonhedging instruments

The following table summarizes the pre-tax net gains (losses) on our derivatives that are not designated as hedging instruments for the three-month periods ended March 31, 2020, and March 31, 2019, and where they are recorded on the income statement.

	Three months ended March 31, 2020				Three months ended March 31, 2019
in millions	Corporate services income	Consumer mortgage income	Other income	Total	Corporate services income	Consumer mortgage income	Other income	Total
NET GAINS (LOSSES)
Interest rate	$11	—	$(9)	$2	$8	—	$(2)	$6
Foreign exchange	12	—	—	12	10	—	—	10
Commodity	2	—	—	2	1	—	—	1
Credit	(16)	—	1	(15)	1	—	(7)	(6)
Other	—	4	9	13	—	—	1	1
Total net gains (losses)	$9	4	$1	$14	$20	—	$(8)	$12

Counterparty Credit Risk

We hold collateral in the form of cash and highly rated securities issued by the U.S. Treasury, government-sponsored enterprises, or GNMA. Cash collateral of $370 million was netted against derivative assets on the balance sheet at March 31, 2020, compared to $207 million of cash collateral netted against derivative assets at December 31, 2019. The cash collateral netted against derivative liabilities totaled $156 million at March 31, 2020, and $69 million at December 31, 2019. Our means of mitigating and managing exposure to credit risk on derivative contracts is described in Note 8 (“Derivatives and Hedging Activities”) beginning on page 138 of our 2019 Form 10-K under the heading “Counterparty Credit Risk.”

The following table summarizes the fair value of our derivative assets by type at the dates indicated. These assets represent our gross exposure to potential loss after taking into account the effects of bilateral collateral and master netting agreements and other means used to mitigate risk.

in millions	March 31, 2020	December 31, 2019
Interest rate	$1,744	$848
Foreign exchange	70	30
Commodity	559	95
Credit	8	—
Other	57	14
Derivative assets before collateral	2,438	987
Less: Related collateral	370	207
Total derivative assets	$2,068	$780

We enter into derivative transactions with two primary groups: broker-dealers and banks, and clients. Given that these groups have different economic characteristics, we have different methods for managing counterparty credit exposure and credit risk.

We enter into transactions with broker-dealers and banks for various risk management purposes. These types of transactions are primarily high dollar volume. We enter into bilateral collateral and master netting agreements with these counterparties. We clear certain types of derivative transactions with these counterparties, whereby central clearing organizations become the counterparties to our derivative contracts. In addition, we enter into derivative contracts through swap execution facilities. Swap clearing and swap execution facilities reduce our exposure to counterparty credit risk. At March 31, 2020, we had gross exposure of $966 million to broker-dealers and banks. We had net exposure of $327 million after the application of master netting agreements and cash collateral, where such qualifying agreements exist. We had net exposure of $323 million after considering $4 million of additional collateral held in the form of securities.

We enter into transactions using master netting agreements with clients to accommodate their business needs. In most cases, we mitigate our credit exposure by cross-collateralizing these transactions to the underlying loan collateral. For transactions that are not clearable, we mitigate our market risk by buying and selling U.S. Treasuries and Eurodollar futures or entering into offsetting positions. Due to the cross-collateralization to the underlying loan, we typically do not exchange cash or marketable securities collateral in connection with these transactions. To address the risk of default associated with these contracts, we have established a CVA reserve (included in
“accrued income and other assets”) in the amount of $86 million at March 31, 2020. The CVA is calculated from potential future exposures, expected recovery rates, and market-implied probabilities of default. At March 31, 2020, we had gross exposure of $1.9 billion to client counterparties and other entities that are not broker-dealers or banks for derivatives that have associated master netting agreements. We had net exposure of $1.7 billion on our derivatives with these counterparties after the application of master netting agreements, collateral, and the related reserve.

Credit Derivatives

We are a buyer and, under limited circumstances, may be a seller of credit protection through the credit derivative market. We purchase credit derivatives to manage the credit risk associated with specific commercial lending and swap obligations as well as exposures to debt securities. Our credit derivative portfolio was in a net liability position of $17 million as of March 31, 2020, and $9 million as of December 31, 2019. Our credit derivative portfolio consists of single-name credit default swaps, traded credit default swap indices, and risk participation agreements. Additional descriptions of our credit derivatives are provided in Note 8 (“Derivatives and Hedging Activities”) beginning on page 139 of our 2019 Form 10-K under the heading “Credit Derivatives.”

The following table provides information on the types of credit derivatives sold by us and held on the balance sheet at March 31, 2020, and December 31, 2019. The notional amount represents the amount that the seller could be required to pay. The payment/performance risk shown in the table represents a weighted average of the default probabilities for all reference entities in the respective portfolios. These default probabilities are implied from observed credit indices in the credit default swap market, which are mapped to reference entities based on Key’s internal risk rating.

	March 31, 2020			December 31, 2019
dollars in millions	Notional Amount	Average Term (Years)	Payment / Performance Risk	Notional Amount	Average Term (Years)	Payment / Performance Risk
Other	$358	14.62	27.09%	$134	14.30	14.56%
Total credit derivatives sold	$358	—	—	$134	—	—

Credit Risk Contingent Features

We have entered into certain derivative contracts that require us to post collateral to the counterparties when these contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to our long-term senior unsecured credit ratings with Moody’s and S&P. Collateral requirements also are based on minimum transfer amounts, which are specific to each Credit Support Annex (a component of the ISDA Master Agreement) that we have signed with the counterparties. In a limited number of instances, counterparties have the right to terminate their ISDA Master Agreements with us if our ratings fall below a certain level, usually investment-grade level (i.e., “Baa3” for Moody’s and “BBB-” for S&P). At March 31, 2020, KeyBank’s rating was “A3” with Moody’s and “A-” with S&P, and KeyCorp’s rating was “Baa1” with Moody’s and “BBB+” with S&P. As of March 31, 2020, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our ratings) held by KeyBank that were in a net liability position totaled $106 million, which was comprised of $61 million in derivative assets and $167 million in derivative liabilities. We had $101 million in cash and securities collateral posted to cover those positions as of March 31, 2020. There were no derivative contracts with credit risk contingent features held by KeyCorp at March 31, 2020.

The following table summarizes the additional cash and securities collateral that KeyBank would have been required to deliver under the ISDA Master Agreements had the credit risk contingent features been triggered for the derivative contracts in a net liability position as of March 31, 2020, and December 31, 2019. The additional collateral amounts were calculated based on scenarios under which KeyBank’s ratings are downgraded one, two, or three ratings as of March 31, 2020, and December 31, 2019, and take into account all collateral already posted. A similar calculation was performed for KeyCorp, and no additional collateral would have been required as of March 31, 2020, and December 31, 2019. For more information about the credit ratings for KeyBank and KeyCorp, see the discussion under the heading “Factors affecting liquidity” in the section entitled “Liquidity risk management” in Item 2 of this report.

	March 31, 2020		December 31, 2019
in millions	Moody’s	S&P	Moody’s	S&P
KeyBank’s long-term senior unsecured credit ratings	A3	A-	A3	A-
One rating downgrade	$1	$1	$1	$1
Two rating downgrades	1	1	1	1
Three rating downgrades	1	1	1	1

KeyBank’s long-term senior unsecured credit rating was four ratings above noninvestment grade at Moody’s and S&P as of March 31, 2020, and December 31, 2019. If KeyBank’s ratings had been downgraded below investment grade as of March 31, 2020, or December 31, 2019, payments of $3 million and $3 million, respectively, would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted. If KeyCorp’s ratings had been downgraded below investment grade as of March 31, 2020, or December 31, 2019, no payments would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted.

8. Mortgage Servicing Assets

We originate and periodically sell commercial and residential mortgage loans but continue to service those loans for the buyers. We also may purchase the right to service commercial mortgage loans for other lenders. We record a servicing asset if we purchase or retain the right to service loans in exchange for servicing fees that exceed the going market servicing rate and are considered more than adequate compensation for servicing. Additional information pertaining to the accounting for mortgage and other servicing assets is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Servicing Assets” beginning on page 106 of our 2019 Form 10-K.

Commercial

Changes in the carrying amount of commercial mortgage servicing assets are summarized as follows:

	Three months ended March 31,
in millions	2020	2019
Balance at beginning of period	$539	$502
Servicing retained from loan sales	24	18
Purchases	11	6
Amortization	(29)	(29)
Temporary impairments	(2)	—
Balance at end of period	$543	$497
Fair value at end of period	$655	$727

The fair value of commercial mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The range and weighted average of the significant unobservable inputs used to determine the fair value of our commercial mortgage servicing assets at March 31, 2020, and March 31, 2019, along with the valuation techniques, are shown in the following table:

dollars in millions		March 31, 2020	March 31, 2019
Valuation Technique	Significant Unobservable Input	Range (Weighted Average)

Discounted cash flow	Expected defaults	0.97 - 2.00% (1.14%)	1.00 - 2.00% (1.14%)
	Residual cash flows discount rate	7.00 - 11.42% (9.24%)	7.00 - 15.00% (9.19%)
	Escrow earn rate	1.20 - 1.92% (1.67%)	2.22 - 3.70% (2.98%)
	Loan assumption rate	0.01 - 3.37% (1.32%)	0.00 - 3.18% (1.39%)

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

The amortization of commercial servicing assets is determined in proportion to, and over the period of, the estimated net servicing income. The amortization of commercial servicing assets for each period, as shown in the table at the beginning of this note, is recorded as a reduction to contractual fee income. The contractual fee income from servicing commercial mortgage loans totaled $50 million for the three-month period ended March 31, 2020, and $46 million for the three-month period ended March 31, 2019. This fee income was offset by $32 million of amortization for the three-month period ended March 31, 2020, and $29 million for the three-month period ended March 31, 2019. Both the contractual fee income and the amortization are recorded, net, in “commercial mortgage servicing fees” on the income statement.

Residential

Changes in the carrying amount of residential mortgage servicing assets are summarized as follows:

	Three months ended March 31,
in millions	2020	2019
Balance at beginning of period	$46	$37
Servicing retained from loan sales	5	2
Purchases	—	—
Amortization	(2)	(1)
Temporary impairments	(9)	—
Balance at end of period	$40	$38
Fair value at end of period	$41	$50

The fair value of mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The range and weighted-average of the significant unobservable inputs used to fair value our mortgage servicing assets at March 31, 2020, and March 31, 2019, along with the valuation techniques, are shown in the following table:

dollars in millions		March 31, 2020	March 31, 2019
Valuation Technique	Significant Unobservable Input	Range (Weighted Average)

Discounted cash flow	Prepayment speed	10.50 - 55.60% (17.16%)	9.32 - 58.76% (9.93%)
	Discount rate	7.50 - 8.50% (7.52%)	7.50 - 10.00% (7.54%)
	Servicing cost	$62 - $8,375 ($68.14)	$62 - $4,375 ($68.23)

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

The amortization of residential servicing assets is determined in proportion to, and over the period of, the estimated net residential servicing income. The amortization of servicing assets for March 31, 2020, as shown in the table above, is recorded as a reduction to contractual fee income. The contractual fee income from servicing residential mortgage loans totaled $6 million for the three-month period ended March 31, 2020, and $4 million for the three-month period ended March 31, 2019. This fee income was offset by $2 million of amortization for the three-month period ended March 31, 2020, and $1 million for the three-month period ended March 31, 2019. Both the contractual fee income and the amortization are recorded, net, in “consumer mortgage income” on the income statement.

9. Leases

As a lessee, we enter into leases of land, buildings, and equipment. Our real estate leases primarily relate to bank branches and office space. The leases of equipment principally relate to technology assets for data processing and data storage. As a lessor, we primarily provide financing through our equipment leasing business. For more information on our leasing activity, see Note 10 (“Leases”) beginning on page 143 of our 2019 Form 10-K

Lessor Equipment Leasing

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

Interest income from sales-type and direct financing leases is recognized in "interest income — loans" on the statement of income. Income related to operating leases is recognized in “operating lease income and other leasing gains” on the income statement. The components of equipment leasing income are summarized in the table below:

	Three months ended March 31,
in millions	2020	2019
Sales-type and direct financing leases
Interest income on lease receivable	$28	$30
Interest income related to accretion of unguaranteed residual asset	3	3
Interest income on deferred fees and costs	—	—
Total sales-type and direct financing lease income	31	33
Operating leases
Operating lease income related to lease payments	34	33
Other operating leasing gains	(4)	4
Total operating lease income and other leasing gains	30	37
Total lease income	$61	$70

10. Variable Interest Entities

Our significant VIEs are summarized below. Additional information pertaining to the criteria used in determining if an entity is a VIE is included in Note 13 (“Variable Interest Entities “) beginning on page 146 of our 2019 Form 10-K.

LIHTC investments. We had $1.4 billion and $1.5 billion of investments in LIHTC operating partnerships at March 31, 2020, and December 31, 2019, respectively. These investments are recorded in “accrued income and other assets” on our balance sheet. We do not have any loss reserves recorded related to these investments because we believe the likelihood of any loss to be remote. For all legally binding, unfunded equity commitments, we increase our recognized investment and recognize a liability. As of March 31, 2020, and December 31, 2019, we had liabilities of $504 million and $546 million, respectively, related to investments in qualified affordable housing projects, which are recorded in “accrued expenses and other liabilities” on our balance sheet. We continue to invest in these LIHTC operating partnerships.

The assets and liabilities presented in the table below convey the size of KCDC’s direct and indirect investments at March 31, 2020, and December 31, 2019. As these investments represent unconsolidated VIEs, the assets and liabilities of the investments themselves are not recorded on our balance sheet. Additional information pertaining to our LIHTC investments is included in Note 13 (“Variable Interest Entities”) beginning on page 146 of our 2019 Form 10-K.

	Unconsolidated VIEs
in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
March 31, 2020
LIHTC investments	$6,401	$2,534	$1,823
December 31, 2019
LIHTC investments	$6,405	$2,526	$1,846

We amortize our LIHTC investments over the period that we expect to receive the tax benefits. During the first three months of 2020, we recognized $49 million of amortization and $46 million of tax credits associated with these investments within “income taxes” on our income statement. During the first three months of 2019, we recognized $46 million of amortization and $45 million of tax credits associated with these investments within “income taxes” on our income statement.

Principal investments. Our maximum exposure to loss associated with indirect principal investments consists of the investments’ fair value plus any unfunded equity commitments. The fair value of our indirect principal investments totaled $64 million and $68 million at March 31, 2020, and December 31, 2019, respectively. These investments are recorded in “other investments” on our balance sheet. The table below reflects the size of the private equity funds in which we were invested as well as our maximum exposure to loss in connection with these investments at March 31, 2020, and December 31, 2019.

	Unconsolidated VIEs
in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
March 31, 2020
Indirect investments	$12,221	$182	$84
December 31, 2019
Indirect investments	$12,954	$205	$89

Through our principal investing entities, we have formed and funded operating entities that provide management and other related services to our investment company funds, which directly invest in portfolio companies. These entities had no assets at March 31, 2020, and December 31, 2019, that can be used to settle the entities’ obligations. The entities had no liabilities at March 31, 2020, and December 31, 2019, and other equity investors have no recourse to our general credit.

Additional information on our indirect and direct principal investments is provided in Note 5 (“Fair Value Measurements”) and in Note 13 (“Variable Interest Entities “) beginning on page 146 of our 2019 Form 10-K.

Other unconsolidated VIEs. We are involved with other various entities in the normal course of business which we have determined to be VIEs. We have determined that we are not the primary beneficiary of these VIEs because we do not have the power to direct the activities that most significantly impact their economic performance. Our assets associated with these unconsolidated VIEs totaled $280 million at March 31, 2020, and $282 million at December 31, 2019. These assets are recorded in “accrued income and other assets,” “other investments,” “securities available for sale,” and “loans, net of unearned income” on our balance sheet. We had liabilities totaling $1 million and $1 million associated with these unconsolidated VIEs at March 31, 2020, and December 31, 2019, respectively. Additional information pertaining to our other unconsolidated VIEs is included in Note 13 (“Variable Interest Entities“) under the heading “Other unconsolidated VIEs” on page 148 of our 2019 Form 10-K.

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

The effective tax rate, which is the provision for income taxes as a percentage of income before income taxes, was 13.4% for the first quarter of 2020 and 17.0% for the first quarter of 2019. The effective tax rates are less than our combined federal and state statutory tax rate of 23.7%, primarily due to income from investments in tax-advantaged assets such as corporate-owned life insurance and credits associated with renewable energy and low-income housing investments.

Deferred Tax Asset

At March 31, 2020, we had a net deferred tax liability of $273 million, compared to a net deferred tax liability of $89 million at December 31, 2019, which are both included in “accrued income and other assets” on the balance sheet.

To determine the amount of deferred tax assets that are more likely than not to be realized, and therefore recorded, we conduct a quarterly assessment of all available evidence. This evidence includes, but is not limited to, taxable income in prior periods, projected future taxable income, and projected future reversals of deferred tax items. These assessments involve a degree of subjectivity and may undergo change. Based on these criteria, we had no valuation allowance at March 31, 2020, and December 31, 2019.

Unrecognized Tax Benefits

As permitted under the applicable accounting guidance for income taxes, it is our policy to recognize interest and penalties related to unrecognized tax benefits in “income tax expense.” At March 31, 2020, Key’s unrecognized tax benefits were $18 million.

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

12. Acquisition and Discontinued Operations

Acquisition

Laurel Road Digital Lending Business. On April 3, 2019, KeyBank acquired Laurel Road's digital lending business from Laurel Road Bank. Laurel Road Bank's three bank branches located in southeast Connecticut were not part of this transaction. Through the acquisition, KeyBank expects to enhance its digital capabilities with state-of-the-art, customer-centric technology and to leverage Laurel Road's proven ability to attract and serve professional millennial clients. The acquisition is accounted for as a business combination. During the second quarter of 2019, we recognized identifiable intangible assets with an estimated fair value of $37 million. We also recognized goodwill of $148 million in connection with this acquisition.

Discontinued operations

Discontinued operations primarily includes our government-guaranteed and private education lending business. At March 31, 2020, and December 31, 2019, approximately $821 million and $865 million, respectively, of education loans are included in discontinued assets on the consolidated balance sheets. Net interest income after provision for credit losses for this business is not material and is included in income (loss) from discontinued operations, net of taxes on the consolidated statements of income.

13. Securities Financing Activities

We enter into repurchase agreements to finance overnight customer sweep deposits. We also enter into repurchase and reverse repurchase agreements to settle other securities obligations. We account for these securities financing agreements as collateralized financing transactions. Repurchase and reverse repurchase agreements are recorded on the balance sheet at the amounts for which the securities will be subsequently sold or repurchased. Securities borrowed transactions are recorded on the balance sheet at the amounts of cash collateral advanced. While our securities financing agreements incorporate a right of set off, the assets and liabilities are reported on a gross basis. Reverse repurchase agreements and securities borrowed transactions are included in “short-term investments” on the balance sheet; repurchase agreements are included in “federal funds purchased and securities sold under repurchase agreements.” Additional information regarding our securities financing activities, including risk management activities, is provided in Note 16 (“Securities Financing Activities”) beginning on page 151 of our 2019 Form 10-K.

The following table summarizes our securities financing agreements at March 31, 2020, and December 31, 2019:

	March 31, 2020				December 31, 2019
in millions	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts
Offsetting of financial assets:
Reverse repurchase agreements	$4	$(4)	—	—	$5	$(5)	—	—
Total	$4	$(4)	—	—	$5	$(5)	—	—

Offsetting of financial liabilities:
Repurchase agreements (c)	$194	$(6)	$(188)	—	$187	$(7)	$(180)	—
Total	$194	$(6)	$(188)	—	$187	$(7)	$(180)	—

(a)	Netting adjustments take into account the impact of master netting agreements that allow us to settle with a single counterparty on a net basis.

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

As of March 31, 2020, the carrying amount of assets pledged as collateral against repurchase agreements totaled $396 million. Assets pledged as collateral are reported in “securities available for sale” and “held-to-maturity securities” on our balance sheet. At March 31, 2020, the liabilities associated with collateral pledged were solely comprised of customer sweep financing activity and had a carrying value of $188 million. The collateral pledged under customer sweep repurchase agreements is posted to a third-party custodian and cannot be sold or repledged by the secured party. The risk related to a decline in the market value of collateral pledged is minimal given the collateral's high credit quality and the overnight duration of the repurchase agreements.

14. Employee Benefits

Pension Plans

The components of net pension cost (benefit) for all funded and unfunded plans are recorded in “other expense” and are summarized in the following table. For more information on our Pension Plans and Other Postretirement Benefit Plans, see Note 18 (“Employee Benefits”) beginning on page 155 of our 2019 Form 10-K.

	Three months ended March 31,
in millions	2020	2019
Interest cost on PBO	$9	$11
Expected return on plan assets	(10)	(12)
Amortization of losses	4	4
Settlement loss	4	—
Net pension cost	$7	$3

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

The trust preferred securities, common stock, and related debentures are summarized as follows:

dollars in millions	Trust Preferred Securities, Net of Discount (a)	Common Stock	Principal Amount of Debentures, Net of Discount (b)	Interest Rate of Trust Preferred Securities and Debentures (c)	Maturity of Trust Preferred Securities and Debentures
March 31, 2020
KeyCorp Capital I	$156	$6	$162	2.649%	2028
KeyCorp Capital II	114	4	118	6.875	2029
KeyCorp Capital III	149	4	153	7.750	2029
HNC Statutory Trust III	19	1	20	3.083	2035
Willow Grove Statutory Trust I	19	1	20	2.051	2036
HNC Statutory Trust IV	17	1	18	3.050	2037
Westbank Capital Trust II	8	—	8	3.306	2034
Westbank Capital Trust III	8	—	8	3.306	2034
Total	$490	$17	$507	5.213%	—

December 31, 2019	$466	$17	$483	5.214%	—

(a)
The trust preferred securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of trust preferred securities carries an interest rate identical to that of the related debenture. Certain trust preferred securities include basis adjustments related to fair value hedges totaling $77 million at March 31, 2020, and $57 million at December 31, 2019. See Note 7 (“Derivatives and Hedging Activities”) for an explanation of fair value hedges.

(b)
We have the right to redeem these debentures. If the debentures purchased by KeyCorp Capital I, HNC Statutory Trust III, Willow Grove Statutory Trust I, HNC Statutory Trust IV, Westbank Capital Trust II, or Westbank Capital Trust III are redeemed before they mature, the redemption price will be the principal amount, plus any accrued but unpaid interest. If the debentures purchased by KeyCorp Capital II or KeyCorp Capital III are redeemed before they mature, the redemption price will be the greater of: (i) the principal amount, plus any accrued but unpaid interest, or (ii) the sum of the present values of principal and interest payments discounted at the Treasury Rate (as defined in the applicable indenture), plus 20 basis points for KeyCorp Capital II or 25 basis points for KeyCorp Capital III, or 50 basis points in the case of redemption upon either a tax or a capital treatment event for either KeyCorp Capital II or KeyCorp Capital III, plus any accrued but unpaid interest. The principal amount of certain debentures includes basis adjustments related to fair value hedges totaling $77 million at March 31, 2020, and $57 million at December 31, 2019. See Note 7 (“Derivatives and Hedging Activities”) for an explanation of fair value hedges. The principal amount of debentures, net of discounts, is included in “long-term debt” on the balance sheet.

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

Guarantees

We are a guarantor in various agreements with third parties. The following table shows the types of guarantees that we had outstanding at March 31, 2020. Information pertaining to the basis for determining the liabilities recorded in connection with these guarantees is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Contingencies and Guarantees” beginning on page 108 of our 2019 Form 10-K.

March 31, 2020	Maximum Potential Undiscounted Future Payments	Liability Recorded
in millions
Financial guarantees:
Standby letters of credit	$3,352	$72
Recourse agreement with FNMA	5,098	20
Residential mortgage reserve	1,906	7
Written put options (a)	2,598	102
Total	$12,954	$201

(a)	The maximum potential undiscounted future payments represent notional amounts of derivatives qualifying as guarantees.

We determine the payment/performance risk associated with each type of guarantee described below based on the probability that we could be required to make the maximum potential undiscounted future payments shown in the preceding table. We use a scale of low (0% to 30% probability of payment), moderate (greater than 30% to 70% probability of payment), or high (greater than 70% probability of payment) to assess the payment/performance risk, and have determined that the payment/performance risk associated with each type of guarantee outstanding at March 31, 2020, is low. Information pertaining to the nature of each of the guarantees listed below is included in Note 22 (“Commitments, Contingent Liabilities, and Guarantees”) under the heading “Guarantees” beginning on page 165 of our 2019 Form 10-K.

Standby letters of credit. At March 31, 2020, our standby letters of credit had a remaining weighted-average life of two years, with remaining actual lives ranging from less than one year to as many as 15 years.

Recourse agreement with FNMA. At March 31, 2020, the outstanding commercial mortgage loans in this program had a weighted-average remaining term of 7.7 years, and the unpaid principal balance outstanding of loans sold by us as a participant was $17.1 billion. The maximum potential amount of undiscounted future payments that we could be required to make under this program, as shown in the preceding table, is equal to approximately 30% of the principal balance of loans outstanding at March 31, 2020. FNMA delegates responsibility for originating, underwriting, and servicing mortgages, and we assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan that we sell to FNMA. We maintain a reserve for such potential losses in an amount that we believe approximates the fair value of our liability in addition to the expected credit loss for the guarantee as described in Note 5 (“Asset Quality “).

Residential Mortgage Banking. At March 31, 2020, the unpaid principal balance outstanding of loans sold by us in this program was $6.4 billion. The maximum potential amount of undiscounted future payments that we could be required to make under this program, as shown in the preceding table, is equal to approximately 30% of the principal balance of loans outstanding at March 31, 2020.

Our liability for estimated repurchase obligations on loans sold, which is included in other liabilities on our balance sheet, was $7 million at March 31, 2020. For more information on our residential mortgages, see Note 8 (“Mortgage Servicing Assets “).

Written put options. At March 31, 2020, our written put options had an average life of three years. These written put options are accounted for as derivatives at fair value, as further discussed in Note 7 (“Derivatives and Hedging Activities”).

Written put options where the counterparty is a broker-dealer or bank are accounted for as derivatives at fair value but are not considered guarantees since these counterparties typically do not hold the underlying instruments. In addition, we are a purchaser and seller of credit derivatives, which are further discussed in Note 7 (“Derivatives and Hedging Activities”).

Other Off-Balance Sheet Risk

Other off-balance sheet risk stems from financial instruments that do not meet the definition of a guarantee as specified in the applicable accounting guidance, and from other relationships. Additional information pertaining to types of other off-balance sheet risk is included in Note 22 (“Commitments, Contingent Liabilities, and Guarantees”) under the heading “Other Off-Balance Sheet Risk” on page 168 of our 2019 Form 10-K.

17. Accumulated Other Comprehensive Income

Our changes in AOCI for the three months ended March 31, 2020, and March 31, 2019, are as follows:

in millions	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative financial instruments	Foreign currency translation adjustment	Net pension and postretirement benefit costs	Total
Balance at December 31, 2019	$115	$250	$—	$(339)	$26
Other comprehensive income before reclassification, net of income taxes	408	402	—	—	810
Amounts reclassified from AOCI, net of income taxes (a)	(3)	(25)	—	6	(22)
Net current-period other comprehensive income, net of income taxes	405	377	—	6	788
Balance at March 31, 2020	$520	$627	$—	$(333)	$814

Balance at December 31, 2018	$(373)	$(50)	$(14)	$(381)	$(818)
Other comprehensive income before reclassification, net of income taxes	184	80	3	(1)	266
Amounts reclassified from AOCI, net of income taxes (a)	—	19	—	3	22
Net current-period other comprehensive income, net of income taxes	184	99	3	2	288
Balance at March 31, 2019	$(189)	$49	$(11)	$(379)	$(530)

(a)	See table below for details about these reclassifications.

Our reclassifications out of AOCI for the three months ended March 31, 2020, and March 31, 2019, are as follows:

	Three months ended March 31,		Affected Line Item in the Statement Where Net Income is Presented
in millions	2020	2019
Unrealized gains (losses) on available for sale securities
Realized gains	$4	—	Other income
	4	—	Income (loss) from continuing operations before income taxes
	1	—	Income taxes
	$3	—	Income (loss) from continuing operations
Unrealized gains (losses) on derivative financial instruments
Interest rate	$34	$(24)	Interest income — Loans
Interest rate	(1)	(1)	Interest expense — Long-term debt
	33	(25)	Income (loss) from continuing operations before income taxes
	8	(6)	Income taxes
	$25	(19)	Income (loss) from continuing operations
Net pension and postretirement benefit costs
Amortization of losses	$(4)	$(4)	Other expense
Settlement loss	(4)	—	Other expense
	(8)	(4)	Income (loss) from continuing operations before income taxes
	(2)	(1)	Income taxes
	$(6)	(3)	Income (loss) from continuing operations

18. Shareholders' Equity

Comprehensive Capital Plan

As previously reported and as authorized by the Board and pursuant to our 2019 capital plan (which is effective through the second quarter of 2020) submitted to and approved by the Federal Reserve, we have authority to repurchase up to $1.0 billion of our Common Shares. We completed $152 million of Common Share repurchases, including $117 million of Common Share repurchases in the open market and $35 million of Common Share repurchases related to employee equity compensation programs, in the first quarter of 2020 under this authorization. These repurchases were completed prior to our announcement on March 17, 2020, to temporarily suspend share repurchase activity in response to the COVID-19 pandemic.

Consistent with our 2019 capital plan, the Board declared a quarterly dividend of $.185 per Common Share for the first quarter of 2020.

Preferred Stock

Preferred stock series	Amount outstanding (in millions)	Shares authorized and outstanding	Par value	Liquidation preference	Ownership interest per depositary share	Liquidation preference per depositary share	First quarter 2020 dividends paid per depositary share
Fixed-to-Floating Rate Perpetual Noncumulative Series D	$525	21,000	$1	$25,000	1/25th	$1,000	$12.50
Fixed-to-Floating Rate Perpetual Noncumulative Series E	500	500,000	1	1,000	1/40th	25	.382813
Fixed Rate Perpetual Noncumulative Series F	425	425,000	1	1,000	1/40th	25	.353125
Fixed Rate Perpetual Non-Cumulative Series G	450	450,000	1	1,000	1/40th	25	.351563

19. Business Segment Reporting

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

The table below shows selected financial data for our business segments for the three-month periods ended March 31, 2020, and March 31, 2019.

Three months ended March 31,	Consumer Bank		Commercial Bank		Other		Total Key
dollars in millions	2020	2019	2020	2019	2020	2019	2020	2019
SUMMARY OF OPERATIONS
Net interest income (TE)	$590	$591	$410	$402	$(11)	$(8)	$989	$985
Noninterest income	230	214	219	300	28	22	477	536
Total revenue (TE) (a)	820	805	629	702	17	14	1,466	1,521
Provision for credit losses	140	45	214	16	5	1	359	62
Depreciation and amortization expense	21	23	36	29	35	36	92	88
Other noninterest expense	522	517	317	344	—	14	839	875
Income (loss) from continuing operations before income taxes (TE)	137	220	62	313	(23)	(37)	176	496
Allocated income taxes and TE adjustments	32	52	(8)	63	7	(25)	31	90
Income (loss) from continuing operations	105	168	70	250	(30)	(12)	145	406
Income (loss) from discontinued operations, net of taxes	—	—	—	—	1	1	1	1
Net income (loss)	105	168	70	250	(29)	(11)	146	407
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	—	—	—
Net income (loss) attributable to Key	$105	$168	$70	$250	$(29)	$(11)	$146	$407

AVERAGE BALANCES (b)
Loans and leases	$35,197	$31,321	$60,082	$57,267	$895	$1,061	$96,174	$89,649
Total assets (a)	38,460	34,732	69,383	64,873	38,385	40,515	146,228	140,120
Deposits	73,320	71,288	36,058	34,417	950	1,871	110,328	107,576
OTHER FINANCIAL DATA
Net loan charge-offs (b)	$43	$34	$40	$30	$1	—	$84	$64
Return on average allocated equity (b)	12.18%	21.27%	6.00%	22.60%	(1.33)%	(.61)%	3.39%	10.49%
Return on average allocated equity	12.18	21.27	6.00	22.60	(1.29)	(.56)	3.41	10.51
Average full-time equivalent employees (c)	8,907	9,622	2,069	2,370	5,553	5,562	16,529	17,554

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

20. Revenue from Contracts with Customers

The following table represents a disaggregation of revenue from contracts with customers, by business segment, for the three-month periods ended March 31, 2020, and March 31, 2019.

	Three months ended March 31, 2020			Three months ended March 31, 2019
dollars in millions	Consumer Bank	Commercial Bank	Total Contract Revenue	Consumer Bank	Commercial Bank	Total Contract Revenue
NONINTEREST INCOME
Trust and investment services income	$93	$19	$112	$85	$15	$100
Investment banking and debt placement fees	—	47	47	—	45	45
Services charges on deposit accounts	56	28	84	54	27	81
Cards and payments income	38	26	64	37	26	63
Other noninterest income	2	—	2	3	—	3
Total revenue from contracts with customers	$189	$120	$309	$179	$113	$292

Other noninterest income (a)			$140			$222
Noninterest income from Other(b)			28			22
Total noninterest income			$477			$536

(a)	Noninterest income considered earned outside the scope of contracts with customers.

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

We had no material contract assets or contract liabilities as of March 31, 2020, and March 31, 2019.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of KeyCorp

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of KeyCorp as of March 31, 2020, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for the three-months ended March 31, 2020 and 2019, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of KeyCorp as of December 31, 2019, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated February 26, 2020, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2019 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 1, 2020

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

No changes were made to KeyCorp’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the last quarter that materially affected, or are reasonably likely to materially affect,
KeyCorp’s internal control over financial reporting. We implemented internal controls to ensure we adequately calculated changes due to, and properly assessed the impact of, the accounting standards updates related to our allowance for credit losses on our financial statements to facilitate its adoption on January 1, 2020. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

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

For a discussion of certain risk factors affecting us, see the section titled “Supervision and Regulation” in Part I, Item 1. Business, on pages 10-23 of our 2019 Form 10-K; Part I, Item 1A. Risk Factors, on pages 23-33 of our 2019 Form 10-K; the sections titled “Supervision and regulation” and “Strategic developments” in this Form 10-Q; and our disclosure regarding forward-looking statements in this Form 10-Q. The additional risk factors set forth below represent new risk factors that have become applicable since the filing of our 2019 Form 10-K.

I.	Credit risk

The COVID-19 global pandemic could result in a deterioration of asset quality and an increase in credit losses.

The global pandemic has shut down large portions of the U.S. economy and has negatively impacted many of our customers. As a result, many businesses have or will have lower revenues and many consumers will have lower income. This negative impact on customers’ cash flow could result in an inability to repay loans and in a negative impact on our asset quality. Although there has not been a material rating degradation to date, many customers have requested and have been granted hardship relief in the form of payment deferrals and modifications as well as loans through the CARES Act. If customers are unable to repay their loans in a timely manner following hardship relief, it could result in a deterioration of asset quality, an increase in delinquency, reversal of accrued interest income, and an increase in credit losses. We increased our loan loss reserve in the first quarter of 2020, and the impact of the pandemic could result in a further increase to our loan loss reserve.

Oil prices have declined significantly, which could lead to increased credit losses in our oil and gas loan portfolio.

The oil market has faced a drop-off in demand due to the impact of the COVID-19 global pandemic on much of the global economy. The decline in demand coupled with insufficient storage capacity for oil has caused oil prices to decline significantly. As a result, oil companies may begin to halt production. As the oil and gas sector continues to suffer from low oil prices, companies in that sector will have lower revenues and cash flows. Oil companies may be forced to seek bankruptcy protection as well. Our oil and gas loan portfolio represented only 2.6% of our total loans at March 31, 2020, and our exposure is primarily reserve-based, with approximately half tied to natural gas which has shown better price performance. However, even with our limited exposure, the negative impact of low oil prices could result in increased credit losses to us.

II.	Operational risk

The COVID-19 global pandemic has resulted in increased operational risks.

The COVID-19 pandemic has resulted in heightened operational risks. Much of our workforce has been working remotely, and increased levels of remote access create additional cybersecurity risk and opportunities for cybercriminals to exploit vulnerabilities. Cybercriminals may increase their attempts to compromise business emails, including an increase in phishing attempts, and fraudulent vendors or other parties may view the pandemic as an opportunity to prey upon consumers and businesses during this time. This could result in increased fraud losses to us or our clients. The increase in online and remote banking activities may also increase the risk of fraud in certain instances. In addition, state and local orders and regulations regarding the conduct of in-person business operations may impact our ability to operate at normal levels and to restore operations to their pre-pandemic level for an unknown period of time. Separately, our third-party service providers have also been impacted by the pandemic and we have experienced some disruption to certain services performed by vendors. To date, these disruptions have not been material and we have developed solutions to work around these disruptions, but we may experience additional disruption in the future, which could adversely impact our business.

III.	Liquidity Risk

The COVID-19 global pandemic may continue to cause uncertainty in markets and may result in an increase in our cost of funds.

The COVID-19 global pandemic has caused a great amount of uncertainty in markets, causing credit markets to seize and forcing companies, including our clients, to seek liquidity in the face of uncertain future cash flows. To the extent the clients’ funds are not used as working capital and not placed on deposit with KeyBank, we could be faced with funding significant draws of committed lending facilities, along with requests for new facilities from our clients. As a result of the pandemic, we have seen the utilization rate on committed commercial lines of credit increase. Additionally, clients continue to look to Key for additional funding vehicles until the capital markets become more stable and available. As clients use deposit balances to fund their businesses, this may put funding pressure on

Key, which may cause us to leverage our secured funding sources or pay higher rates than normal for additional funding.

IV.	Market risk

The impact of the COVID-19 global pandemic has resulted in economic disruption related to interest rate risk and market risk.

On March 15, 2020, the Federal Reserve lowered the Fed Funds Target Rate range to 0 to 25 basis points, down from 175 basis points at December 31, 2019. Other short-term rates, such as LIBOR, have declined as well due to liquidity stress in money markets. Because Key is positioned as modestly asset sensitive, declining interest rates will negatively impact our net interest income, assuming all loan and deposit volumes are held constant.

Additionally, as it pertains to our trading activities (described in more detail in the “Market risk management” section within Management’s Discussion and Analysis), in a decreasing interest rate environment, our derivative exposure generally increases due to the nature of our derivatives business model. The increase in derivatives exposure, combined with the credit spread widening that drives the market implied probability of default, increases our credit reserves. This increase in credit reserves had a negative impact on our earnings in the first quarter of 2020. The adverse impact of the COVID-19 global pandemic also caused market disruption in certain asset classes within our fixed income business. The temporary decrease in market liquidity along with the decrease in interest rates and spread widening had a negative impact on our earnings in the first quarter of 2020.

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

We completed $152 million of Common Share repurchases, including $117 million of Common Share repurchases in the open market and $35 million of Common Share repurchases related to employee equity compensation programs, in the first quarter of 2020 under our 2019 capital plan authorization. These repurchases were completed prior to our announcement on March 17, 2020, to temporarily suspend share repurchase activity in response to the COVID-19 pandemic. We retain the option to reinstate the share repurchase program prior to June 30, 2020, as circumstances warrant.

The following table summarizes our repurchases of our Common Shares for the three months ended March 31, 2020.

Calendar month	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased as part of publicly announced plans or programs (b)
January 1 - 31	3,363,906	18.95	3,363,906	23,903,373
February 1 - 29	4,497,918	19.69	4,497,918	21,937,529
March 1 - 31	—	—	—	34,588,100
Total	7,861,824	19.37	7,861,824

(a)	Includes Common Shares deemed surrendered by employees in connection with our stock compensation and benefit plans to satisfy tax obligations.

(b)
Calculated using the remaining general repurchase amount divided by the closing price of KeyCorp Common Shares as follows: on January 31, 2020 at $18.71; on February 28, 2020, at $16.35; and on March 31, 2020, at $10.37.

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
101
The following materials from KeyCorp’s Form 10-Q Report for the quarterly period ended March 31, 2020, formatted in inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income; (iii) the Consolidated Statements of Changes in Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

104	The cover page from KeyCorp’s Form 10-Q for the quarterly period ended March 31, 2020, formatted in inline XBRL (contained in Exhibit 101).

*	Furnished herewith.

Information Available on Website

KeyCorp makes available free of charge on its website, www.key.com, its 2019 Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports as soon as reasonably practicable after KeyCorp electronically files such material with, or furnishes it to, the SEC. We also make available a summary of filings made with the SEC of statements of beneficial ownership of our equity securities filed by our directors and officers under Section 16 of the Exchange Act. The “Financials — Regulatory Disclosures and Filings” tab of the investor relations section of our website includes public disclosures concerning our prior annual and mid-year stress-testing activities under the Dodd-Frank Act. Information contained on or accessible through our website or any other website referenced in this report is not part of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

KEYCORP
(Registrant)

Date: May 1, 2020	/s/ Douglas M. Schosser
By: Douglas M. Schosser
Chief Accounting Officer (Principal Accounting Officer)