Form 10-Q
period 2020-06-30
KEYCORP /NEW/
filed 2020-08-03
CIK 91576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares with a par value of $1 each	975,999,979 shares
Title of class	Outstanding at July 30, 2020

KEYCORP

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion & Analysis of Financial Condition & Results of Operations

Introduction

This section reviews the financial condition and results of operations of KeyCorp and its subsidiaries for the quarterly periods ended June 30, 2020, and June 30, 2019. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. When you read this discussion, you should also refer to the consolidated financial statements and related notes in this report. The page locations of specific sections and notes that we refer to are presented in the Table of Contents.

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

•
We use the phrase continuing operations in this document to mean all of our businesses other than our government-guaranteed and private education lending business and Austin Capital Management, Ltd. The government-guaranteed and private education lending business and Austin Capital Management, Ltd. have been accounted for as discontinued operations since 2009.

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

ALCO: Asset/Liability Management Committee.	ISDA: International Swaps and Derivatives
ALLL: Allowance for loan and lease losses.	Association.
A/LM: Asset/liability management.	KCDC: Key Community Development Corporation.
AOCI: Accumulated other comprehensive income (loss).	KEF: Key Equipment Finance.
ARRC: Alternative Reference Rates Committee.	LGD: Loss given default.
ASC: Accounting Standards Codification.	LIBOR: London Interbank Offered Rate.
BHCs: Bank holding companies.	LIHTC: Low-income housing tax credit.
Board: KeyCorp Board of Directors.	LTV: Loan-to-value.
CCAR: Comprehensive Capital Analysis and Review.	Moody’s: Moody’s Investor Services, Inc.
CECL: Current expected credit losses.	MRC: Market Risk Committee.
CMBS: Commercial mortgage-backed securities.	MRM: Market Risk Management group.
CMO: Collateralized mortgage obligation.	N/A: Not applicable.
Common Shares: KeyCorp common shares, $1 par value.	NAV: Net asset value.
DCF: Discounted cash flow.	N/M: Not meaningful.
Dodd-Frank Act: Dodd-Frank Wall Street Reform and	NMTC: New market tax credit.
Consumer Protection Act of 2010.	NOW: Negotiable Order of Withdrawal.
EAD: Exposure at default.	NYSE: New York Stock Exchange.
EBITDA: Earnings before interest, taxes, depreciation, and	OCC: Office of the Comptroller of the Currency.
amortization.	OCI: Other comprehensive income (loss).
EPS: Earnings per share.	OREO: Other real estate owned.
ERM: Enterprise risk management.	PBO: Projected benefit obligation.
EVE: Economic value of equity.	PCD: Purchased credit deteriorated.
FASB: Financial Accounting Standards Board.	PCI: Purchased credit impaired.
FDIC: Federal Deposit Insurance Corporation.	PD: Probability of default.
Federal Reserve: Board of Governors of the Federal	PPP: Paycheck Protection Program.
Reserve System.	S&P: Standard and Poor’s Ratings Services,
FHLB: Federal Home Loan Bank of Cincinnati.	a Division of The McGraw-Hill Companies, Inc.
FHLMC: Federal Home Loan Mortgage Corporation.	SEC: U.S. Securities and Exchange Commission.
FICO: Fair Isaac Corporation.	SOFR: Secured Overnight Financing Rate.
FNMA: Federal National Mortgage Association, or Fannie	TDR: Troubled debt restructuring.
Mae.	TE: Taxable-equivalent.
GAAP: U.S. generally accepted accounting principles.	U.S. Treasury: United States Department of the
GNMA: Government National Mortgage Association, or	Treasury.
Ginnie Mae.	VaR: Value at risk.
HTC: Historic tax credit.	VEBA: Voluntary Employee Beneficiary Association.
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

Forward-looking statements, by their nature, are subject to assumptions, risks, and uncertainties, many of which are outside of our control. Our actual results may differ materially from those set forth in our forward-looking statements. There is no assurance that any list of risks and uncertainties or risk factors is complete. Factors that could cause our actual results to differ from those described in forward-looking statements include, but are not limited to:

•	our concentrated credit exposure in commercial and industrial loans;

•	deterioration of commercial real estate market fundamentals;

•	defaults by our loan counterparties or clients;

•	adverse changes in credit quality trends;

•	declining asset prices;

•	the extensive regulation of the U.S. financial services industry;

•	changes in accounting policies, standards, and interpretations;

•	operational or risk management failures by us or critical third parties;

•	breaches of security or failures of our technology systems due to technological or other factors and cybersecurity threats;

•	negative outcomes from claims or litigation;

•	failure or circumvention of our controls and procedures;

•	the occurrence of natural or man-made disasters, global pandemics, conflicts, terrorist attacks, or other adverse external events;

•	evolving capital and liquidity standards under applicable regulatory rules;

•	disruption of the U.S. financial system;

•	our ability to receive dividends from our subsidiaries, including KeyBank;

•	unanticipated changes in our liquidity position, including but not limited to, changes in our access to or the cost of funding and our ability to secure alternative funding sources;

•	downgrades in our credit ratings or those of KeyBank;

•	our ability to anticipate interest rate changes and manage interest rate risk;

•	uncertainty surrounding the transition from LIBOR to an alternative reference rate;

•	deterioration of economic conditions in the U.S. and the geographic regions where we operate;

•	the soundness of other financial institutions;

•	our ability to attract and retain talented executives and employees and to manage our reputational risks;

•	our ability to timely and effectively implement our strategic initiatives;

•	increased competitive pressure;

•	our ability to adapt our products and services to industry standards and consumer preferences;

•	unanticipated adverse effects of strategic partnerships or acquisitions and dispositions of assets or businesses;

•	our ability to develop and effectively use the quantitative models we rely upon in our business planning; and

•	the impact of the COVID-19 global pandemic.

Any forward-looking statements made by us or on our behalf speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement to reflect the impact of subsequent events or circumstances. Before making an investment decision, you should carefully consider all risks and uncertainties disclosed in our 2019 Form 10-K and any subsequent reports filed with the SEC by Key, including the additional risk factors disclosed in Part II, Item 1A. of our First Quarter 2020 Form 10-Q, as well as our registration statements under the Securities Act of 1933, as amended, all of which are or will upon filing be accessible on the SEC’s website at www.sec.gov and on our website at www.key.com/ir.

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

Our strong results for the second quarter of 2020 are attributable to the resiliency and dedication of our team and their commitment to serving our clients. We generated positive operating leverage compared with the year-ago quarter. Revenue was up 7% from the year-ago quarter primarily driven by our consumer mortgage business which had a record level of loan originations and related fees in the second quarter of 2020. Cards and payment income also increased from the year ago quarter related to prepaid card activity from state unemployment programs.

Moderate Risk Profile

Maintain a moderate risk profile by targeting a net loan charge-offs to average loans ratio in the range of .40% to .60% through a credit cycle.

The economic outlook continues to be challenging as we update our outlook for the expected impact of the pandemic. We updated our CECL forecast to incorporate a more severe downturn in economic activity with a recovery beginning later this year. Despite the build in our ALLL, our credit quality metrics remained strong, with net loan charge-offs to average total loans consistent with prior quarter.

Financial Return

A return on average tangible common equity in the range of 16.00% to 19.00%.

Our ratios this quarter reflected the impact of balance sheet growth, provision build, and improving earnings. We announced on March 17, 2020, that we would be temporarily suspending Common Share repurchase activity in response to the pandemic. Our capital target was established to provide sufficient capital to operate in stressed environments. We remain committed to consistently delivering on our stated priorities of supporting organic growth, continuing our strong dividend, and prudently repurchasing Common Shares.

Selected financial data

Our financial performance for each of the last five quarters is summarized in Figure 1.

Figure 1. Selected Financial Data

	2020		2019			Six months ended June 30,
dollars in millions, except per share amounts	Second	First	Fourth	Third	Second	2020	2019
FOR THE PERIOD
Interest income	$1,190	$1,251	$1,285	$1,317	$1,329	$2,441	$2,633
Interest expense	172	270	306	345	348	442	675
Net interest income	1,018	981	979	972	981	1,999	1,958
Provision for credit losses	482	359	109	200	74	841	136
Noninterest income	692	477	651	650	622	1,169	1,158
Noninterest expense	1,013	931	980	939	1,019	1,944	1,982
Income (loss) from continuing operations before income taxes	215	168	541	483	510	383	998
Income (loss) from continuing operations attributable to Key	185	145	466	413	423	330	829
Income (loss) from discontinued operations, net of taxes	2	1	3	3	2	3	3
Net income (loss) attributable to Key	187	146	469	416	425	333	832
Income (loss) from continuing operations attributable to Key common shareholders	159	118	439	383	403	277	789
Income (loss) from discontinued operations, net of taxes	2	1	3	3	2	3	3
Net income (loss) attributable to Key common shareholders	161	119	442	386	405	280	792
PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.16	$.12	$.45	$.39	$.40	$.29	$.79
Income (loss) from discontinued operations, net of taxes	—	—	—	—	—	—	—
Net income (loss) attributable to Key common shareholders (a)	.17	.12	.45	.39	.40	.29	.79
Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	.16	.12	.45	.38	.40	.28	.78
Income (loss) from discontinued operations, net of taxes — assuming dilution	—	—	—	—	—	—	—
Net income (loss) attributable to Key common shareholders — assuming dilution (a)	.17	.12	.45	.39	.40	.29	.78
Cash dividends paid	.185	.185	.185	.185	.17	.370	.34
Book value at period end	16.07	15.95	15.54	15.44	15.07	16.07	15.07
Tangible book value at period end	13.12	12.98	12.56	12.48	12.12	13.12	12.12
Weighted-average common shares outstanding (000)	967,147	967,446	973,450	988,319	999,163	967,380	1,003,047
Weighted-average common shares and potential common shares outstanding (000) (b)	972,141	976,110	984,361	998,328	1,007,964	974,272	1,012,365
AT PERIOD END
Loans	$106,159	$103,198	$94,646	$92,760	$91,937	$106,159	$91,937
Earning assets	156,177	141,333	130,807	132,160	130,213	156,177	130,213
Total assets	171,192	156,197	144,988	146,691	144,545	171,192	144,545
Deposits	135,513	115,304	111,870	111,649	109,946	135,513	109,946
Long-term debt	13,734	13,732	12,448	14,470	14,312	13,734	14,312
Key common shareholders’ equity	15,642	15,511	15,138	15,216	15,069	15,642	15,069
Key shareholders’ equity	17,542	17,411	17,038	17,116	16,969	17,542	16,969
PERFORMANCE RATIOS — FROM CONTINUING OPERATIONS
Return on average total assets	.45%	.40%	1.27%	1.14%	1.19%	.43%	1.18%
Return on average common equity	4.05	3.10	11.40	9.99	10.94	3.58	10.96
Return on average tangible common equity (c)	4.96	3.82	14.09	12.38	13.69	4.40	13.69
Net interest margin (TE)	2.76	3.01	2.98	3.00	3.06	2.88	3.10
Cash efficiency ratio (c)	57.9	62.3	58.7	56.0	61.9	60.0	61.9
PERFORMANCE RATIOS — FROM CONSOLIDATED OPERATIONS
Return on average total assets	.46%	.40%	1.27%	1.14%	1.19%	.43%	1.18%
Return on average common equity	4.10	3.12	11.48	10.07	11.00	3.62	11.01
Return on average tangible common equity (c)	5.02	3.86	14.19	12.48	13.75	4.45	13.74
Net interest margin (TE)	2.76	3.00	2.97	2.98	3.05	2.87	3.08
Loan-to-deposit (d)	80.4	92.1	86.6	85.3	86.1	80.4	86.1
CAPITAL RATIOS AT PERIOD END
Key shareholders’ equity to assets	10.2%	11.1%	11.8%	11.7%	11.7%	10.2%	11.7%
Key common shareholders’ equity to assets	9.2	10.0	10.5	10.4	10.5	9.2	10.5
Tangible common equity to tangible assets (c)	7.6	8.3	8.6	8.6	8.6	7.6	8.6
Common Equity Tier 1	9.1	8.9	9.4	9.5	9.6	9.1	9.6
Tier 1 risk-based capital	10.5	10.2	10.9	10.9	11.0	10.5	11.0
Total risk-based capital	12.8	12.2	12.8	12.9	13.0	12.8	13.0
Leverage	8.8	9.8	9.9	9.9	10.0	8.8	10.0
TRUST ASSETS
Assets under management	$39,722	$36,189	$40,833	$39,416	$38,942	$39,722	$38,942
OTHER DATA
Average full-time-equivalent employees	16,646	16,529	16,537	16,898	17,206	16,587	17,379
Branches	1,077	1,082	1,098	1,101	1,102	1,077	1,102

(a)	EPS may not foot due to rounding.

(b)	Assumes conversion of Common Share options and other stock awards and/or convertible preferred stock, as applicable.

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

Strategic developments

The second quarter of 2020 continued to pose unprecedented challenges given the impacts from the COVID-19 pandemic and widespread disruption to people’s lives in the economy. We have remained committed to supporting our employees, our communities, and our clients through these difficult times. Providing value to all stakeholders creates the foundation to deliver sustainable long-term performance. The corporate governance processes that we have in place allow us to oversee any changes and new requirements that may occur across our geographic footprint. Additionally, our strong financial performance in the second quarter demonstrated the resiliency of our team and business, the strength of our balance sheet, and our strong risk management practices. Here are just a few of the ways we have continued to respond to this unprecedented situation and some of the ways we plan to operate going forward:

•
Our business resiliency plans remained in effect and we maintained our operational effectiveness across the entire organization. The health and safety of our clients, employees, and communities in which we operate have continued to be our top priority. While we started the quarter with our bank branches serving clients by drive-thru service and by appointment only, as of June 29, 2020, nearly every branch was opened for business with guidelines on how to minimize physical contact with our clients and between our employees. We have also developed return-to-work protocols that began in the second quarter of 2020 and will continue to be rolled out through the rest of the year. This plan is flexible as the ongoing pandemic changes and may impact the communities in which our employees and clients operate differently.

•
We are committed to playing a critical role in providing capital and assistance to our clients and supporting broader initiatives to strengthen our economy. We assisted clients with their applications for the PPP, which entailed thousands of our employees collaborating to deliver this much-needed funding to our clients. We were the seventh overall lender in the PPP based on $8 billion in funding. We also supported our clients through payment deferrals, hardship support, borrower assistance programs, and forbearance options to help provide a bridge for individuals and businesses through these uncertain times.

•
Although our financial outlook has been impacted by the economic fallout from the COVID-19 pandemic, we are operating from a position of strength. Our business model and clear strategy position us well during this period of economic and financial stress and we believe it will provide us with significant opportunities through the recovery phase. Our long-term financial targets have not changed and on the other side of this crisis, we expect to continue to deliver positive operating leverage and strong financial returns. However, given our inability to estimate the impact of the pandemic on our business and operations in 2020, we previously withdrew our financial outlook for the full year 2020 that was issued on January 23, 2020.

•
Credit quality is also playing a critical role in this environment. Our risk profile and strategy is different than the one we had during the 2007-2009 financial crisis. We have significantly reduced our exposure to high-risk sectors and industries and have positioned Key to perform well through all phases of the business cycle, including highly stressed environments, like the one in which we operated during the last 4 months. Our moderate risk profile will continue to inform our credit decisions and the way we underwrite loans.

•
Capital and liquidity continued to be clear strengths for us during the second quarter of 2020. We participated in several rounds of government-mandated stress tests since the 2007-2009 financial crisis. These tests have shown that we would remain well capitalized through periods of severe economic and financial stress while continuing to support our clients and the communities in which we operate. Our strong balance sheet, liquidity, and capital positions our company to weather adverse economic scenarios, while continuing to support our clients, invest in our business, and provide returns for our shareholders. Our capital plans included maintaining our common stock dividend for the third quarter of 2020 at the same level as the second quarter of 2020.

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

Regulatory capital requirements

The final rule to implement the Basel III international capital framework (“Basel III”) was effective January 1, 2015, with a multi-year transition period (“Regulatory Capital Rules”). As of April 1, 2020, the Regulatory Capital Rules are fully phased-in for Key. The Basel III capital framework and the U.S. implementation of the Basel III capital framework are discussed in more detail in Item 1. Business of our 2019 Form 10-K under the heading “Supervision and Regulation — Regulatory capital requirements.”

Under the Regulatory Capital Rules, standardized approach banking organizations, such as KeyCorp and KeyBank, are required to meet the minimum capital and leverage ratios set forth in Figure 2 below. At June 30, 2020, KeyCorp’s ratios under the fully phased-in Regulatory Capital Rules are set forth in Figure 2.

Figure 2. Minimum Capital Ratios and KeyCorp Ratios Under the Regulatory Capital Rules

Ratios (including capital conservation buffer)	Regulatory Minimum Requirement	Capital Conservation Buffer (b)	Regulatory Minimum With Capital Conservation Buffer	KeyCorp June 30, 2020 (c)
Common Equity Tier 1	4.5%	2.5%	7.0%	9.1%
Tier 1 Capital	6.0	2.5	8.5	10.5
Total Capital	8.0	2.5	10.5	12.8
Leverage (a)	4.0	N/A	4.0	8.8

(a)	As a standardized approach banking organization, KeyCorp is not subject to the 3% supplemental leverage ratio requirement, which became effective January 1, 2018.

(b)
Capital conservation buffer must consist of Common Equity Tier 1 capital. As a standardized approach banking organization, KeyCorp is not subject to the countercyclical capital buffer of up to 2.5% imposed upon an advanced approaches banking organization under the Regulatory Capital Rules.

(c)	Ratios reflect the five-year transition of CECL impacts on regulatory ratios.

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

We believe that, as of June 30, 2020, KeyBank (consolidated) satisfied the risk-based and leverage capital requirements necessary to be considered “well capitalized” for purposes of the PCA framework. However, investors should not regard this determination as a representation of the overall financial condition or prospects of KeyBank because the PCA framework is intended to serve a limited supervisory function. Moreover, it is important to note that the PCA framework does not apply to BHCs, like KeyCorp.

Recent regulatory capital-related developments

A final rule adopted by the federal banking agencies in February 2019 provides banking organizations with the option to phase in, over a three-year period, the adverse day-one regulatory capital effects of the adoption of the CECL accounting standard. On March 27, 2020, the federal banking agencies issued an interim final rule that gives banking organizations that implement CECL before the end of 2020 the option to delay for two years CECL’s adverse effects on regulatory capital (“CECL Interim Final Rule”). This is in addition to the three-year transition period already in place, resulting in an optional five-year transition. The agencies noted this relief is being provided in order to allow banking organizations to better focus on lending to creditworthy households and businesses affected by recent strains on the U.S. economy caused by COVID-19. Comments on the CECL Interim Final Rule were due by May 15, 2020.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), enacted on March 27, 2020, provides banking organizations with the option to not comply with CECL until the earlier of (i) the termination date of the national emergency concerning COVID-19 declared by the President under the National Emergencies Act or (ii) December 31, 2020. The federal banking agencies issued a statement on March 31, 2020, indicating that banking organizations that elect to use the optional, temporary statutory relief will be able to elect the remaining period of regulatory capital relief provided under the CECL Interim Final Rule after the end of the statutory relief period. Alternatively, banking organizations may adopt CECL as planned in 2020 and use the regulatory capital relief provided under the CECL Interim Final Rule starting at the time of their adoption of CECL. Key elected to adopt CECL as planned in the first quarter of 2020 and exercise the option to use a five-year transition to measure CECL’s effects on regulatory capital.

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

On March 20, 2020, the federal banking agencies published an interim final rule that revises the definition of eligible retained income as that term is used in the agencies’ Regulatory Capital Rules. The revised definition applies to all buffer requirements applicable to a banking organization, including the stress capital buffer requirement adopted by the Federal Reserve on March 4, 2020. The revised definition of eligible retained income will make any automatic limitations on capital distributions that could apply under the agencies’ capital rules more gradual with the objective of promoting continued lending during a period of stress, including the period of stress resulting from the COVID-19 pandemic. Comments on the interim final rule were due by May 4, 2020.

In April 2020, we submitted our 2020 capital plan to the Federal Reserve under the Federal Reserve’s CCAR process. On June 25, 2020, the Federal Reserve publicly announced the results of its CCAR process and the supervisory stress test that it conducted of 34 BHCs having more than $100 billion in total consolidated assets (including KeyCorp). The Federal Reserve indicated that it will use the results of this stress test to set the new stress capital buffer requirement for these firms, which will take effect in the fourth quarter of 2020. The Federal Reserve also announced the results of a sensitivity analysis it conducted to assess the resiliency of these firms under three hypothetical downside scenarios which could result from the COVID-19 disruptions.

Because of the results of its sensitivity analysis, the Federal Reserve decided to take certain actions to require large banking organizations to preserve capital and re-evaluate their capital plans. Specifically, the Federal Reserve stated that it is requiring each firm subject to its capital plan rule to update and resubmit its capital plan to the appropriate Reserve Bank within 45 days after the Federal Reserve provides updated scenarios. The Federal Reserve further indicated that for the third quarter of 2020, these firms are prohibited from (i) making share repurchases (other than share repurchases relating to issuances of common stock for employee stock ownership plans) and (ii) paying common stock dividends that exceed the amount paid in the second quarter of 2020 or exceed an amount equal to the average of the firm’s net income for the four preceding calendar quarters unless otherwise specified by the Federal Reserve. The Federal Reserve said that it may extend these restrictions quarter-by-quarter depending upon the economic circumstances.

On June 30, 2020, KeyCorp announced that its preliminary stress capital requirement, provided by the Federal Reserve as part of the 2020 Federal Reserve capital stress testing exercise, is 2.5%, which represents the minimum buffer required for banking organizations the size of Key. KeyCorp also announced that its capital plans included maintaining its common stock dividend for the third quarter of 2020 at the same level as the second quarter of 2020, subject to approval by KeyCorp’s Board of Directors, which the Board subsequently approved on July 8, 2020.

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

On June 25, 2020, five federal agencies announced their adoption of a final rule to clarify and streamline the covered fund-related provisions of the Volcker Rule. Among other things, the final rule (i) permits certain low-risk transactions (including intraday credit, riskless principal, and payment, clearing, and settlement transactions) between a banking entity and covered funds for which the banking entity serves as the investment adviser, investment manager, or sponsor; (ii) clarifies exclusions from the covered fund definition for foreign public funds, loan securitizations, small business investment companies, and public welfare investment funds; and (iii) permits banking entities to invest in or sponsor certain types of funds that do not raise the concerns that the Volcker Rule was intended to address, such as credit funds, venture capital funds, customer facilitation funds, and family wealth management vehicles. The final rule is effective on October 1, 2020.

Control standards

On January 30, 2020, the Federal Reserve adopted a final rule setting forth a new, comprehensive framework for determining control under the BHCA and the Home Owners’ Loan Act. The final rule simplifies and provides greater transparency regarding the standards used by the Federal Reserve to determine whether one company has control over another company. The final rule codifies existing Federal Reserve precedents on control and makes certain targeted adjustments to these precedents. The final rule provides a tiered framework that looks at the size of an investing company’s voting and total equity investment in another company along with a variety of other factors, including board representation, officer and employee interlocks, and the existence of business relationships between the companies. By providing greater clarity regarding the standards that will be applied for control determinations, the final rule may facilitate (1) BHCs making minority investments in nonbank companies and (2) nonbank investors taking minority stakes in banking organizations. On March 31, 2020, the Federal Reserve announced that it was delaying the effective date of the new control final rule to September 30, 2020, from the original date of April 1, 2020, in order to reduce operational burdens on organizations affected by this rule.

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

On May 20, 2020, the OCC issued a final rule to revise the agency’s CRA regulation to strengthen and modernize the framework by which the OCC assesses a bank’s CRA performance. The OCC stated that it was doing so in order to make the CRA regulatory framework more objective, transparent, consistent in application, and reflective of changes in banking and thereby better achieve the statutory purpose of encouraging banks to serve the needs of their communities, particularly LMI neighborhoods and other communities that have been underserved. The final rule (i) clarifies and expands the activities that qualify for CRA credit; (ii) updates the definition of the assessment areas where activities are evaluated for CRA purposes; (iii) creates a more consistent and objective method for evaluating CRA performance; and (iv) provides for more timely and transparent CRA-related data collection, recordkeeping, and reporting. The OCC indicated that it was deferring to a future rulemaking the decision for how to calibrate the thresholds and benchmarks used in the rule to determine the level of performance necessary for a bank to achieve a specific performance rating. The final rule is effective on October 1, 2020. Large national banks, like KeyBank, are required to comply with the rule by January 1, 2023.

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

The CARES Act, enacted on March 27, 2020, contains a number of provisions that affect banking organizations. The CARES Act provides funding for various programs under which the federal government will lend to, guarantee loans to, or make investments in, businesses. Banking organizations are expected to play a role in some of these programs, and when they do so, they will be subject to certain requirements. One of these programs is the PPP, a program administered by the Small Business Administration (the “SBA”) to provide loans to small businesses for payroll and other basic expenses during the COVID-19 crisis. The loans can be made by SBA-certified lenders and are 100% guaranteed by the SBA. The loans are eligible to be forgiven if certain conditions are satisfied, in which event the SBA will make payment to the lender for the forgiven amounts. KeyBank has participated in the PPP as a lender.

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

The Federal Reserve has established several lending facilities that are intended to support the flow of credit to households, businesses, and governments. One of these facilities is the Paycheck Protection Program Liquidity Facility (“PPPLF”) which was set up to allow the Federal Reserve Banks to extend credit to financial institutions that originate PPP loans, taking the loans as collateral at face value. On April 9, 2020, the federal banking agencies issued an interim final rule to allow banking organizations to neutralize the effect of PPP loans financed under the PPPLF on the leverage capital ratios of these organizations. In addition, on June 22, 2020, the FDIC issued a final rule that mitigates the impact of PPP lending on banks’ deposit insurance assessments. Also, in accordance with the CARES Act, a PPP loan will be assigned a risk weight of zero percent under the federal banking agencies’ risk-based capital rules.

On June 23, 2020, the federal banking agencies, in conjunction with state bank regulators, issued interagency examiner guidance outlining supervisory principles for assessing the safety and soundness of banks given the ongoing impact of the COVID-19 pandemic. The agencies stated that they will consider the unique, evolving, and potentially long-term nature of the issues that banks are confronting and will exercise appropriate flexibility in their supervisory response. The agencies said that they will continue to assess institutions in accordance with existing agency policies and procedures and will consider whether banks’ management has managed risk appropriately, including taking appropriate actions in response to stresses caused by the COVID-19 pandemic.

Results of Operations

Earnings overview

The following chart provides a reconciliation of net income from continuing operations attributable to Key common shareholders for the three months ended June 30, 2019, to the three months ended June 30, 2020 (dollars in millions):
The following discussion explains the key factors that caused these elements to change. Given our inability to estimate the impact of COVID-19 on our business and operations in 2020, we previously withdrew our financial outlook for the full-year 2020 that was issued on January 23, 2020.

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

TE net interest income was $1.0 billion for the second quarter of 2020, compared to TE net interest income of $989 million for the second quarter of 2019. The increase in net interest income reflects higher earning asset balances partially offset by a lower net interest margin. The net interest margin was impacted by lower interest rates, a lag in deposit pricing as interest rates declined, and a change in balance sheet mix, including elevated levels of liquidity and our participation in the PPP.

For the six months ended June 30, 2020, TE net interest income increased $40 million from the same period last year. The increase in net interest income reflects higher earning asset balances, partly offset by a lower net interest margin driven by lower interest rates and a lag in deposit pricing as interest rates declined.

Average loans were $107.9 billion for the second quarter of 2020, an increase of $17.2 billion compared to the second quarter of 2019. Commercial loans increased $13.3 billion, reflecting growth from participation in the PPP during the current quarter, as well as core broad-based growth in commercial and industrial loans and increased utilization versus the year-ago period. Consumer loans increased $3.8 billion, driven by strength from Laurel Road and Key's consumer mortgage business.

Average deposits totaled $128.0 billion for the second quarter of 2020, an increase of $18.4 billion compared to the year-ago quarter, reflecting growth from consumer and commercial relationships, partially offset by a decline in time deposits.

Figure 4. Consolidated Average Balance Sheets, Net Interest Income, and Yields/Rates and Components of Net Interest Income Changes from Continuing Operations

	Three months ended June 30, 2020			Three months ended June 30, 2019			Change in Net interest income due to
dollars in millions	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)	Volume	Yield/Rate	Total
ASSETS
Loans (b), (c)
Commercial and industrial (d)	$60,480	$518	3.44%	$47,227	$547	4.65%	$133	$(162)	$(29)
Real estate — commercial mortgage	13,510	128	3.80	13,866	175	5.06	(4)	(43)	(47)
Real estate — construction	1,756	17	3.97	1,423	20	5.41	4	(7)	(3)
Commercial lease financing	4,584	33	2.96	4,476	41	3.65	1	(9)	(8)
Total commercial loans	80,330	696	3.49	66,992	783	4.69	134	(221)	(87)
Real estate — residential mortgage	7,783	69	3.57	5,790	58	4.03	18	(7)	11
Home equity loans	9,949	97	3.89	10,701	135	5.05	(9)	(29)	(38)
Consumer direct loans	4,152	55	5.24	2,352	43	7.39	26	(14)	12
Credit cards	983	25	10.22	1,091	31	11.26	(3)	(3)	(6)
Consumer indirect loans	4,744	45	3.82	3,859	40	4.15	9	(4)	5
Total consumer loans	27,611	291	4.22	23,793	307	5.17	41	(57)	(16)
Total loans	107,941	987	3.67	90,785	1,090	4.81	175	(278)	(103)
Loans held for sale	2,463	21	3.50	1,302	15	4.56	11	(5)	6
Securities available for sale (b), (e)	20,749	121	2.43	21,086	135	2.54	(2)	(12)	(14)
Held-to-maturity securities (b)	9,331	56	2.43	11,058	67	2.41	(10)	(1)	(11)
Trading account assets	760	5	2.43	1,124	9	3.28	(3)	(1)	(4)
Short-term investments	7,892	7.31		3,200	17	2.23	12	(22)	(10)
Other investments (e)	672	—	.29	640	4	2.00	—	(4)	(4)
Total earning assets	149,808	1,197	3.22	129,195	1,337	4.14	183	(323)	(140)
Allowance for loan and lease losses	(1,413)			(881)
Accrued income and other assets	15,704			14,321
Discontinued assets	793			1,009
Total assets	$164,892			$143,644

LIABILITIES
NOW and money market deposit accounts	$75,297	56.30		$63,071	147.93		24	(115)	(91)
Savings deposits	5,130	—	.04	4,781	1.09		—	(1)	(1)
Certificates of deposit ($100,000 or more)	4,950	24	1.93	8,147	48	2.37	(17)	(7)	(24)
Other time deposits	4,333	16	1.52	5,569	27	1.93	(5)	(6)	(11)
Total interest-bearing deposits	89,710	96.43		81,568	223	1.10	2	(129)	(127)
Federal funds purchased and securities sold under repurchase agreements	242	—	.03	194	—	.20	—	—	—
Bank notes and other short-term borrowings	2,869	5.57		842	5	2.46	5	(5)	—
Long-term debt (f), (g)	12,954	71	2.30	13,213	120	3.67	(2)	(47)	(49)
Total interest-bearing liabilities	105,775	172.66		95,817	348	1.46	5	(181)	(176)
Noninterest-bearing deposits	38,267			28,033
Accrued expense and other liabilities	2,369			2,253
Discontinued liabilities (g)	793			1,009
Total liabilities	147,204			127,112
EQUITY
Key shareholders’ equity	17,688			16,531
Noncontrolling interests	—			1
Total equity	17,688			16,532
Total liabilities and equity	$164,892			$143,644

Interest rate spread (TE)			2.56%			2.68%
Net interest income (TE) and net interest margin (TE)		1,025	2.76%		989	3.06%	$178	$(142)	36
TE adjustment (b)		7			8
Net interest income, GAAP basis		$1,018			$981

(a)	Results are from continuing operations. Interest excludes the interest associated with the liabilities referred to in (g), calculated using a matched funds transfer pricing methodology.

(b)
Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 21% for the three months ended June 30, 2020, and June 30, 2019.

(c)	For purposes of these computations, nonaccrual loans are included in average loan balances.

(d)	Commercial and industrial average balances include $135 million and $141 million of assets from commercial credit cards for the three months ended June 30, 2020, and June 30, 2019, respectively.

(e)	Yield is calculated on the basis of amortized cost.

(f)	Rate calculation excludes basis adjustments related to fair value hedges.

(g)	A portion of long-term debt and the related interest expense is allocated to discontinued liabilities as a result of applying our matched funds transfer pricing methodology to discontinued operations.

Figure 4. Consolidated Average Balance Sheets, Net Interest Income, and Yields/Rates and Components of Net Interest Income Changes from Continuing Operations

	Six months ended June 30, 2020			Six months ended June 30, 2019			Change in Net interest income due to
dollars in millions	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)	Volume	Yield/Rate	Total
ASSETS
Loans (b), (c)
Commercial and industrial (d)	$54,973	$1,026	3.75%	$46,616	$1,079	4.67%	$175	$(228)	$(53)
Real estate — commercial mortgage	13,529	283	4.20	14,094	354	5.07	(14)	(57)	(71)
Real estate — construction	1,711	37	4.35	1,492	41	5.45	5	(9)	(4)
Commercial lease financing	4,575	72	3.17	4,486	82	3.66	2	(12)	(10)
Total commercial loans	74,788	1,418	3.81	66,688	1,556	4.70	168	(306)	(138)
Real estate — residential mortgage	7,500	137	3.66	5,667	114	4.02	34	(11)	23
Home equity loans	10,052	210	4.19	10,847	272	5.06	(19)	(43)	(62)
Consumer direct loans	3,930	109	5.56	2,109	80	7.68	55	(26)	29
Credit cards	1,032	56	10.89	1,098	63	11.53	(4)	(3)	(7)
Consumer indirect loans	4,756	91	3.84	3,811	79	4.14	18	(6)	12
Total consumer loans	27,270	603	4.44	23,532	608	5.20	84	(89)	(5)
Total loans	102,058	2,021	3.98	90,220	2,164	4.83	252	(395)	(143)
Loans held for sale	2,174	40	3.71	1,212	28	4.64	19	(7)	12
Securities available for sale (b), (e)	20,960	250	2.46	20,649	264	2.52	4	(18)	(14)
Held-to-maturity securities (b)	9,575	118	2.47	11,213	135	2.41	(20)	3	(17)
Trading account assets	913	13	2.73	1,041	17	3.31	(2)	(2)	(4)
Short-term investments	4,828	13.52		2,965	33	2.25	14	(34)	(20)
Other investments (e)	643	1.34		647	8	2.35	—	(7)	(7)
Total earning assets	141,151	2,456	3.51	127,947	2,649	4.16	267	(460)	(193)
Allowance for loan and lease losses	(1,255)			(879)
Accrued income and other assets	15,268			14,317
Discontinued assets	815			1,037
Total assets	$155,979			$142,422

LIABILITIES
NOW and money market deposit accounts	$71,009	168.47		$61,928	277.90		36	(145)	(109)
Savings deposits	4,893	1.04		4,796	2.08		—	(1)	(1)
Certificates of deposit ($100,000 or more)	5,630	58	2.08	8,261	95	2.31	(28)	(9)	(37)
Other time deposits	4,617	38	1.67	5,535	51	1.86	(8)	(5)	(13)
Total interest-bearing deposits	86,149	265.62		80,520	425	1.06	—	(160)	(160)
Federal funds purchased and securities sold under repurchase agreements	1,122	6	1.05	301	1.67		4	1	5
Bank notes and other short-term borrowings	2,135	10.90		746	9	2.59	9	(8)	1
Long-term debt (f), (g)	12,698	161	2.62	13,187	240	3.67	(9)	(70)	(79)
Total interest-bearing liabilities	102,104	442.87		94,754	675	1.44	4	(237)	(233)
Noninterest-bearing deposits	33,004			28,074
Accrued expense and other liabilities	2,604			2,437
Discontinued liabilities (g)	815			1,037
Total liabilities	138,527			126,302
EQUITY
Key shareholders’ equity	17,452			16,119
Noncontrolling interests	—			1
Total equity	17,452			16,120
Total liabilities and equity	$155,979			$142,422

Interest rate spread (TE)			2.64%			2.72%
Net interest income (TE) and net interest margin (TE)		2,014	2.88%		1,974	3.10%	$263	$(223)	$40
TE adjustment (b)		15			16
Net interest income, GAAP basis		$1,999			$1,958

(a)	Results are from continuing operations. Interest excludes the interest associated with the liabilities referred to in (g) below, calculated using a matched funds transfer pricing methodology.

(b)
Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 21% for the six months ended June 30, 2020, and June 30, 2019, respectively.

(c)	For purposes of these computations, nonaccrual loans are included in average loan balances.

(d)	Commercial and industrial average balances include $140 million and $137 million of assets from commercial credit cards for the six months ended June 30, 2020, and June 30, 2019, respectively.

(e)	Yield is calculated on the basis of amortized cost.

(f)	Rate calculation excludes basis adjustments related to fair value hedges.

(g)
A portion of long-term debt and the related interest expense is allocated to discontinued liabilities as a result of applying Key’s matched funds transfer pricing methodology to discontinued operations.

Provision for credit losses
Our provision for credit losses was $482 million for the three months ended June 30, 2020, compared to $74 million for the three months ended June 30, 2019. The provision for credit losses was $841 million for the six months ended June 30, 2020, compared to $136 million for the six months ended June 30, 2019. We adopted the CECL accounting standard effective January 1, 2020, and the economic scenario used in the estimation of expected credit losses as of June 30, 2020, was materially affected by the COVID-19 pandemic.

Noninterest income

As shown in Figure 5, noninterest income was $692 million, and represented 40% of total revenue for the second quarter of 2020, compared to $622 million, representing 39% of total revenue for the year-ago quarter.

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

Trust and investment services income

Trust and investment services income consists of brokerage commissions, trust and asset management fees, and insurance income. The assets under management that primarily generate these revenues are shown in Figure 6. For the three months ended June 30, 2020, trust and investment services income increased $1 million, or .8%, compared to the same period one year ago. For the six months ended June 30, 2020, trust and investment services income increased $19 million, or 8.0%, from the six months ended June 30, 2019. These increases were primarily due to an increase in brokerage commissions as a result of elevated trading volume due to market volatility.

A significant portion of our trust and investment services income depends on the value and mix of assets under management. At June 30, 2020, our bank, trust, and registered investment advisory subsidiaries had assets under management of $39.7 billion, compared to $38.9 billion at June 30, 2019. Assets under management were up, as shown in Figure 6, due to increased portfolio yields.

Figure 6. Assets Under Management

in millions	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Assets under management by investment type:
Equity	$23,303	$20,421	$25,271	$23,967	$23,805
Securities lending	171	188	309	455	520
Fixed income	11,318	10,911	11,000	10,954	10,800
Money market	4,930	4,669	4,253	4,040	3,817
Total assets under management	$39,722	$36,189	$40,833	$39,416	$38,942

Investment banking and debt placement fees

Investment banking and debt placement fees consists of syndication fees, debt and equity financing fees, financial adviser fees, gains on sales of commercial mortgages, and agency origination fees. Investment banking and debt placement fees decreased $7 million, or 4.3%, from the year-ago quarter. For the six months ended June 30, 2020, investment banking and debt placement fees decreased $1 million, or .4%, from the six months ended June 30,

2019. These decreases were primarily driven by lower syndication and merger and acquisition fees, partially offset by higher gains on the sales of commercial mortgages.

Service charges on deposit accounts

Service charges on deposit accounts decreased $15 million, or 18.1%, for the three months ended June 30, 2020, compared to the same period one year ago. For the six months ended June 30, 2020, service charges on deposit accounts decreased $13 million, or 7.9%, from the six months ended June 30, 2019. These decreases were primarily due to lower customer spending and higher fee waivers related to the ongoing COVID-19 pandemic.

Cards and payments income

Cards and payments income, which consists of debit card, consumer and commercial credit card, and merchant services income, increased $18 million, or 24.7%, for the three months ended June 30, 2020, compared to the same period one year ago. For the six months ended June 30, 2020, cards and payments income increased $18 million, or 12.9%, from the six months ended June 30, 2019. These increases were driven by increased prepaid card activity due to state support program activity.

Other noninterest income

Other noninterest income includes operating lease income and other leasing gains, corporate services income, corporate-owned life insurance income, consumer mortgage income, commercial mortgage servicing fees, and other income. Other noninterest income increased $73 million, or 40.3%, from the year-ago quarter, primarily driven by higher consumer mortgage income, driven by a record level of loan originations and related fees in the second quarter of 2020 and higher operating lease income and other leasing gains, driven by gains from the sale of leveraged leases.

For the six months ended June 30, 2020, other noninterest income was down $12 million, or 3.5%, from the six months ended June 30, 2019, primarily due to a decline in other income related to market-related valuation adjustments of customer derivatives due to the significant increase in credit spreads, as well as trading losses and portfolio marks also related to the widening credit spreads in the market that occurred in the first quarter of 2020.

Noninterest expense

As shown in Figure 7, noninterest expense was $1.0 billion for the second quarter of 2020, compared to $1.0 billion for the second quarter of 2019.

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

Personnel

Personnel expense, the largest category of our noninterest expense, decreased by $17 million, or 2.9%, for the three months ended June 30, 2020, compared to the same period one year ago. For the six months ended June 30, 2020, personnel expense was down $65 million, or 5.6%, from the six months ended June 30, 2019. These decreases reflected the successful implementation of our expense initiatives which drove personnel expenses lower.

Net occupancy

Net occupancy expense decreased $2 million, or 2.7%, for the second quarter of 2020, compared to the same period one year ago, driven by lower maintenance expenses and lease termination fees. For the six months ended June 30, 2020, net occupancy expense increased $2 million, or 1.4%, from the six months ended June 30, 2019. This increase was primarily due to higher property reserve expenses.

Other noninterest expense

Other noninterest expense includes equipment, operating lease expense, marketing, FDIC assessment, intangible asset amortization, OREO expense, and other miscellaneous expense categories. Other noninterest expense increased $9 million, or 3.5%, from the year-ago quarter. For the six months ended June 30, 2020, other noninterest expense was up $20 million, or 4.1%, from the six months ended June 30, 2019. These increases were primarily related to higher other expense from $25 million of payments-related expenses incurred in the second quarter of 2020.

Income taxes

We recorded tax expense of $30 million for the second quarter of 2020 and $87 million for the second quarter of 2019.

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

Consumer Bank

Summary of operations

•	Net income attributable to Key of $91 million for the second quarter of 2020, compared to $177 million for the year-ago quarter

•	Taxable equivalent net interest income was flat compared to the second quarter of 2019 as the lower interest rate environment offset balance sheet growth

•	Average loans and leases increased $7.3 billion, or 22.9%, driven by loan production related to the PPP, as well as growth from Laurel Road and consumer mortgage

•	Average deposits increased $7.2 billion, or 10.0%, from the second quarter of 2019. This was driven by consumer stimulus payments and lower consumer spend activity

•
Provision for credit losses increased $127 million compared to the second quarter of 2019. The increase in provision for credit losses is mainly attributable to the change in the economic scenario under the CECL accounting methodology, as well as balance sheet growth

•	Noninterest income increased $16 million, or 6.9%, from the year-ago quarter, driven by a record quarter in consumer mortgage income partially offset by lower consumer spend activity

•	Noninterest expense increased $3 million, or .5%, from the year ago quarter
Commercial Bank

Summary of operations

•	Net income attributable to Key of $120 million for the second quarter of 2020, compared to $277 million for the year-ago quarter

•	Taxable-equivalent net interest income increased by $37 million, compared to the second quarter of 2019, with balance sheet growth partially offset by lower interest rate environment

•	Average loan and lease balances increased $10.1 billion, or 17.5%, compared to the second quarter of 2019 driven by growth in commercial and industrial loans from line draws and PPP loans

•	Average deposit balances increased $10.1 billion, or 28.2%, compared to the second quarter of 2019, driven by relationship and targeted strategic growth

•
Provision for credit losses increased $281 million compared to the second quarter of 2019. The increase in provision for credit losses is mainly attributable to the change in the economic scenario under the CECL accounting methodology, but it was also impacted by line draws on commercial credits

•	Noninterest income increased $50 million, or 14.1%, from the second quarter of 2019, driven by higher cards and payments income related to prepaid card revenue, as well as higher other income

•	Noninterest expense increased by $14 million, or 3.6%, from the second quarter of 2019 driven by higher incentives related to strong revenue production
Financial Condition

Loans and loans held for sale

Figure 8. Breakdown of Loans at June 30, 2020

(a)	Other consumer loans include Consumer direct loans, Credit cards, and Consumer indirect loans. See Note 3 (“Loan Portfolio”) Item 1. Financial Statements of this report.

At June 30, 2020, total loans outstanding from continuing operations were $106.2 billion, compared to $94.6 billion at December 31, 2019. For more information on balance sheet carrying value, see Note 1 (“Summary of Significant Accounting Policies”) under the headings “Loans” and “Loans Held for Sale” on page 100 of our 2019 Form 10-K.

COVID-19 Hardship Relief Programs

In response to the COVID-19 pandemic, beginning in March 2020, we began providing relief and flexibility to our customers through a variety of solutions, including fee waivers, short-term loan modifications, and payment deferrals as well as the suspension of vehicle repossessions and home foreclosures. While the solutions for our commercial borrowers are individually negotiated and tailored to each borrower’s specific facts and circumstances, the most commonly offered relief measures included temporary covenant waivers and/or deferrals of principal and/or interest payments for up to 90 days. We have also granted short-term loan modifications for our consumer loan customers through extensions, deferrals, and forbearance. As of June 30, 2020, commercial loans with an aggregate outstanding balance of $3.1 billion, representing 4.0% of the commercial portfolio, are in a short-term payment deferral or forbearance period as a result of a COVID-19 hardship. As of June 30, 2020, consumer loans with an aggregate outstanding balance of $1.5 billion, representing 5.5% of the consumer portfolio, are in a short-term payment deferral or forbearance period as a result of a COVID-19 hardship.

Under the CARES Act as well as banking regulator interagency guidance, certain loan modifications to borrowers experiencing financial distress as a result of the economic impacts created by COVID-19 may not be required to be treated as TDRs under U.S GAAP.  For COVID-19 related loan modifications which occurred from March 1, 2020, through June 30, 2020, and met the loan modification criteria under either the CARES Act or the criteria specified by the regulatory agencies or were otherwise considered to be short term in nature, we have elected to suspend TDR accounting for such loan modifications.  Additionally, loans qualifying for these modifications are not required to be reported as delinquent, nonaccrual, impaired, or criticized solely as a result of a COVID-19 loan modification. Refer to Note 4 (“Asset Quality”) under the headings “TDRs” and “Nonperforming and Past Due Loans”.

For loans that receive a payment deferral or forbearance under these hardship relief programs, we continue to accrue interest and recognize interest income during the period of the deferral. Depending on the terms of each program, all or a portion of this accrued interest may be paid directly by the borrower (either during the relief period, at the end of the relief period, or at maturity of the loan) or added to the customer’s outstanding balance. For certain programs, the maturity date of the loan may also be extended by the number of payments deferred. Interest income will continue to be accrued at the original contractual interest rate unless that rate is concurrently modified upon entering the relief program (in which case, the modified rate would be used to recognize interest).

Commercial loan portfolio

Commercial loans outstanding were $78.2 billion at June 30, 2020, an increase of $10.2 billion, or 15.0%, compared to December 31, 2019, driven by the funding of over $8 billion of loans related to the PPP and an increase in commercial and industrial line draws.

As a result of the current economic environment, our commercial loan portfolio is going through active portfolio surveillance. We are conducting ongoing portfolio reviews on our commercial loans with any risk rating migrations being closely monitored. We have centralized internal reporting on enterprise-wide relief initiatives, as well as following any potential relief initiatives that may come in the future. We have also established a pandemic watchlist and are performing ongoing reviews of commercial clients that are likely to be impacted by COVID-19. Overall, most of these clients represent a small portion of the overall portfolio and are diversified by type and geography. Figure 9 summarizes our commercial portfolios that are at risk of being impacted by the COVID-19 pandemic as of June 30, 2020.

Figure 9. Select Commercial Portfolio Focus Areas

dollars in millions	Outstanding as of June 30, 2020	Percent of Loan Type to Total Loans
Consumer behavior (a)	$5,206	4.9%
Education	1,592	1.5
Sports	622.6
Restaurants	413.4

Retail commercial real estate (b)	684.6

Nondurable retail (c)	752.7

Travel/Tourism (d)	2,994	2.8
Hotels	905.9

Leveraged lending (e)	1,891	1.8

Oil and gas	2,356	2.2
Upstream (reserve based)	1,505	1.4
Midstream	424.4
Downstream	161.2

(a)	Consumer behavior includes restaurants, sports, entertainment and leisure, services, education, etc.

(b)	Retail commercial real estate is mainly composed of regional malls, strip centers (unanchored) and lifestyle centers.

(c)	Nondurable retail includes direct lending to retailers including apparel, hobby shops, nursery garden centers, cosmetics, and gas stations with convenience stores.

(d)	Travel/Tourism includes hotels, tours, and air/water/rail leasing.

(e)
Leveraged lending exposures have total debt to EBITDA greater than four times or senior debt to EBITDA greater than three times and meet the purpose test (the new debt finances a buyout, acquisition, or capital distribution).

Figure 10 provides our commercial loan portfolios by industry classification at June 30, 2020, and December 31, 2019.

Figure 10. Commercial Loans by Industry

June 30, 2020	Commercial and industrial	Commercial real estate	Commercial lease financing	Total commercial loans	Percent of total
dollars in millions
Industry classification:
Agriculture	$1,060	$158	$105	$1,323	1.7%
Automotive	1,836	510	22	2,368	3.0
Business products	1,726	122	49	1,897	2.4
Business services	4,632	199	191	5,022	6.4
Chemicals	820	38	42	900	1.2
Commercial real estate	5,838	10,862	12	16,712	21.4
Construction materials and contractors	2,815	241	247	3,303	4.2
Consumer discretionary	4,229	400	411	5,040	6.4
Consumer services	7,125	913	522	8,560	10.9
Equipment	1,794	79	126	1,999	2.6
Finance	6,541	80	378	6,999	9.0
Healthcare	4,296	1,408	331	6,035	7.7
Metals and mining	1,223	47	41	1,311	1.7
Oil and gas	2,290	48	80	2,418	3.1
Public exposure	2,350	25	688	3,063	3.9
Technology	831	25	212	1,068	1.4
Transportation	1,554	220	706	2,480	3.2
Utilities	6,551	1	361	6,913	8.8
Other	786	8	—	794	1.0
Total	$58,297	$15,384	$4,524	$78,205	100.0%

December 31, 2019	Commercial and industrial	Commercial real estate	Commercial lease financing	Total commercial loans	Percent of total
dollars in millions
Industry classification:
Agriculture	$1,036	$178	$112	$1,326	1.9%
Automotive	2,048	467	18	2,533	3.7
Business products	1,513	111	57	1,681	2.5
Business services	3,083	203	210	3,496	5.2
Chemicals	776	40	46	862	1.3
Commercial real estate	5,126	10,469	12	15,607	22.9
Construction materials and contractors	1,876	238	244	2,358	3.5
Consumer discretionary	3,646	400	467	4,513	6.6
Consumer services	4,567	863	535	5,965	8.8
Equipment	1,428	76	98	1,602	2.4
Finance	6,186	64	386	6,636	9.7
Healthcare	3,000	1,564	331	4,895	7.2
Metals and mining	1,117	44	41	1,202	1.8
Oil and gas	2,219	54	90	2,363	3.5
Public exposure	2,422	24	706	3,152	4.6
Technology	916	27	182	1,125	1.6
Transportation	1,298	218	737	2,253	3.3
Utilities	5,560	2	397	5,959	8.8
Other	478	7	19	504.7
Total	$48,295	$15,049	$4,688	$68,032	100.0%

Commercial and industrial. Commercial and industrial loans are the largest component of our loan portfolio, representing 55% of our total loan portfolio at June 30, 2020, and 51% at December 31, 2019. This portfolio is approximately 74% variable rate and consists of loans originated primarily to large corporate, middle market, and small business clients.

Commercial and industrial loans totaled $58.3 billion at June 30, 2020, an increase of $10.0 billion, or 20.7%, compared to December 31, 2019. The growth was broad-based and spread across most industry categories, as the impact of COVID-19 resulted in higher utilization rates and the second quarter of 2020 included over $8 billion of loans related to the PPP.

Commercial real estate loans. Our commercial real estate portfolio includes both mortgage and construction loans and is originated through two primary sources: our 15-state banking franchise, and KeyBank Real Estate Capital, a national line of business within the Commercial Bank that cultivates relationships with owners of commercial real estate located both within and beyond the branch system. Nonowner-occupied properties, generally properties for which at least 50% of the debt service is provided by rental income from nonaffiliated third parties, represented 80% of total commercial real estate loans outstanding at June 30, 2020. Construction loans, which provide a stream of funding for properties not fully leased at origination to support debt service payments over the term of the contract or project, represented 12% of commercial real estate loans at period end.

At June 30, 2020, commercial real estate loans totaled $15.4 billion, which includes $1.9 billion of construction loans. Compared to December 31, 2019, this portfolio increased $335 million, or 2.2%, We continue to focus primarily on owners of completed and stabilized commercial real estate in accordance with our relationship strategy.

As shown in Figure 11, our commercial real estate loan portfolio includes various property types and geographic locations of the underlying collateral. These loans include commercial mortgage and construction loans in both
Consumer Bank and Commercial Bank.

Figure 11. Commercial Real Estate Loans

	Geographic Region							Total	Percent of Total	Construction	Commercial Mortgage
dollars in millions	West	Southwest	Central	Midwest	Southeast	Northeast	National
June 30, 2020
Nonowner-occupied:
Retail properties	$120	$15	$138	$124	$72	$468	$118	$1,055	6.9%	$52	$1,003
Multifamily properties	652	247	901	866	1,439	1,421	256	5,782	37.6	1,464	4,318
Health facilities	73	77	85	94	167	474	368	1,338	8.7	65	1,273
Office buildings	269	—	304	151	215	659	173	1,771	11.5	43	1,728
Warehouses	60	33	87	85	43	257	135	700	4.5	46	654
Manufacturing facilities	41	—	36	5	40	37	61	220	1.4	—	220
Hotels/Motels	76	—	18	—	11	120	94	319	2.1	17	302
Residential properties	—	—	—	3	—	67	—	70.4		4	66
Land and development	19	5	—	2	2	29	—	57.4		33	24
Other	106	30	29	88	121	260	336	970	6.3	67	903
Total nonowner-occupied	1,416	407	1,598	1,418	2,110	3,792	1,541	12,282	79.8	1,791	10,491
Owner-occupied	859	4	298	543	69	1,329	—	3,102	20.2	128	2,974
Total	$2,275	$411	$1,896	$1,961	$2,179	$5,121	$1,541	15,384	100.0%	$1,919	$13,465

Nonperforming loans	$2	—	—	$9	$7	$23	$52	$93	N/M	$1	$92
Accruing loans past due 90 days or more	—	—	—	—	—	14	—	14	N/M	2	12
Accruing loans past due 30 through 89 days	4	—	$20	10	1	58	—	93	N/M	—	93

December 31, 2019
Nonowner-occupied:
Retail properties	$133	$41	$143	$155	$161	$580	$124	$1,337	8.9%	$85	$1,252
Multifamily properties	698	354	767	795	1,205	1,350	225	5,394	35.8	1,189	4,205
Health facilities	76	44	104	93	163	497	405	1,382	9.2	40	1,342
Office buildings	214	7	293	132	244	725	134	1,749	11.6	69	1,680
Warehouses	51	34	51	51	46	238	134	605	4.0	7	598
Manufacturing facilities	36	—	38	4	40	43	54	215	1.4	5	210
Hotels/Motels	76	—	19	—	12	129	57	293	1.9	6	287
Residential properties	—	—	—	2	—	98	—	100.7		5	95
Land and development	20	5	—	3	2	9	—	39.3		34	5
Other	80	9	71	86	22	259	358	885	5.9	23	862
Total nonowner-occupied	1,384	494	1,486	1,321	1,895	3,928	1,491	11,999	79.7	1,463	10,536
Owner-occupied	833	4	285	536	71	1,321	—	3,050	20.3	95	2,955
Total	$2,217	$498	$1,771	$1,857	$1,966	$5,249	$1,491	$15,049	100.0%	$1,558	$13,491

Nonperforming loans	$1	—	—	$7	7	$20	$52	$87	N/M	2	$85
Accruing loans past due 90 days or more	—	—	—	2	$—	11	—	13	N/M	$1	12
Accruing loans past due 30 through 89 days	1	—	—	7	—	8	—	16	N/M	2	14

West –	Alaska, California, Hawaii, Idaho, Montana, Oregon, Washington, and Wyoming
Southwest –	Arizona, Nevada, and New Mexico
Central –	Arkansas, Colorado, Oklahoma, Texas, and Utah
Midwest –	Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, and Wisconsin
Southeast –	Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, Washington D.C., and West Virginia
Northeast –	Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, and Vermont
National –	Accounts in three or more regions

Consumer loan portfolio

Consumer loans outstanding increased by $1.3 billion, or 5.0%, from December 31, 2019, driven by growth from the consumer mortgage business and Laurel Road.

The home equity portfolio is comprised of loans originated by our Consumer Bank within our 15-state footprint and is the largest segment of our consumer loan portfolio, representing 35% of consumer loans outstanding at June 30, 2020.

We held the first lien position for approximately 63% of the home equity portfolio at June 30, 2020, and 61% at December 31, 2019. For loans with real estate collateral, we track borrower performance monthly. Regardless of the lien position, credit metrics are refreshed quarterly, including recent FICO scores as well as updated loan-to-value ratios. This information is used in establishing the ALLL. Our methodology is described in Note 1 (“Basis of Presentation and Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” of this report.

Figure 12. Consumer Loans by State

	Real estate — residential mortgage	Home equity loans	Consumer direct loans	Credit cards	Consumer indirect loans	Total
June 30, 2020
New York	$1,155	$2,575	$591	$346	$753	$5,420
Ohio	666	1,387	478	213	902	3,646
Washington	1,465	1,426	246	88	8	3,233
Pennsylvania	291	659	243	49	503	1,745
California	280	16	250	4	23	573
Texas	37	9	191	3	12	252
Colorado	697	392	128	30	2	1,249
Connecticut	988	362	81	23	146	1,600
Oregon	636	823	97	41	2	1,599
Massachusetts	253	48	92	5	439	837
Other	1,681	2,085	1,930	172	1,932	7,800
Total	$8,149	$9,782	$4,327	$974	$4,722	$27,954

	Real estate — residential mortgage	Home equity loans	Consumer direct loans	Credit cards	Consumer indirect loans	Total
December 31, 2019
New York	$1,146	$2,655	$548	$404	$797	$5,550
Ohio	601	1,458	461	247	827	3,594
Washington	1,126	1,546	252	102	8	3,034
Pennsylvania	282	677	189	55	477	1,680
Connecticut	1,029	375	68	26	154	1,652
Oregon	517	852	94	48	2	1,513
Colorado	544	428	109	34	2	1,117
Maine	123	434	71	38	359	1,025
Indiana	117	412	131	47	118	825
Massachusetts	257	48	62	6	437	810
Other	1,281	1,389	1,528	123	1,493	5,814
Total	$7,023	$10,274	$3,513	$1,130	$4,674	$26,614

Figure 13 summarizes our loan sales for the first six months of 2020 and all of 2019.

Figure 13. Loans Sold (Including Loans Held for Sale)

in millions	Commercial	Commercial Real Estate	Commercial Lease Financing	Residential Real Estate	Consumer Direct	Total
2020
Second quarter	$82	$2,661	$47	$925	—	$3,715
First quarter	55	2,022	81	546	—	2,704
Total	$137	$4,683	$128	$1,471	—	$6,419
2019
Fourth quarter	$50	$3,138	$222	$559	—	$3,969
Third quarter	220	2,600	68	569	$247	3,704
Second quarter	154	1,864	96	329	—	2,443
First quarter	301	1,536	34	225	—	2,096
Total	$725	$9,138	$420	$1,682	$247	$12,212

Figure 14 shows loans that are either administered or serviced by us, but not recorded on the balance sheet; this includes loans that were sold.

Figure 14. Loans Administered or Serviced

in millions	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Commercial real estate loans	$357,509	$354,919	$347,186	$317,152	$310,792
Residential mortgage	6,922	6,405	6,146	5,749	5,428
Education loans	567	594	625	658	693
Commercial lease financing	1,126	1,029	1,047	969	934
Commercial loans	623	614	591	590	588
Consumer direct	1,710	1,999	2,243	2,272	—
Total	$368,457	$365,560	$357,838	$327,390	$318,435

In the event of default by a borrower, we are subject to recourse with respect to approximately $5.5 billion of the $368.5 billion of loans administered or serviced at June 30, 2020. Additional information about this recourse arrangement is included in Note 16 (“Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with FNMA.”

We derive income from several sources when retaining the right to administer or service loans that are sold. We earn noninterest income (recorded as “Consumer mortgage income” and “Commercial mortgage servicing fees”) from fees for servicing or administering loans. This fee income is reduced by the amortization of related servicing assets. In addition, we earn interest income from investing funds generated by escrow deposits collected in connection with the servicing loans. Additional information about our mortgage servicing assets is included in Note 8 (“Mortgage Servicing Assets”).

Securities

Our securities portfolio totaled $32.7 billion at June 30, 2020, compared to $31.9 billion at December 31, 2019. Available-for-sale securities were $23.6 billion at June 30, 2020, compared to $21.8 billion at December 31, 2019. Held-to-maturity securities were $9.1 billion at June 30, 2020, and $10.1 billion at December 31, 2019.

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

Figure 15. Mortgage-Backed Securities by Issuer

in millions	June 30, 2020	December 31, 2019
FHLMC	$5,465	$5,115
FNMA	10,653	12,308
GNMA	13,051	14,112
Total (a)	$29,169	$31,535

(a)	Includes securities held in the available-for-sale and held-to-maturity portfolios.

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
Figure 16. Securities Available for Sale

dollars in millions	U.S. Treasury, Agencies, and Corporations	States and Political Subdivisions	Agency Residential Collateralized Mortgage Obligations (a)	Agency Residential Mortgage-backed Securities (a)	Agency Commercial Mortgage-backed Securities (a)	Other Securities	Total	Weighted-Average Yield (b)
June 30, 2020
Remaining maturity:
One year or less	$3,465	$4	$447	$1	—	$11	$3,928.39%
After one through five years	—	—	9,930	1,424	$3,670	—	15,024	2.39
After five through ten years	—	—	1,570	18	3,057	1	4,646	2.53
After ten years	—	—	—	2	—	—	2	3.34
Fair value	$3,465	$4	$11,947	$1,445	$6,727	$12	$23,600	—
Amortized cost	$3,465	$3	$11,600	$1,373	$6,301	$8	$22,750	2.07%
Weighted-average yield (b)	0.16%	4.43%	2.16%	2.78%	2.80%	.05%	2.07%	—
Weighted-average maturity	.2 years	.4 years	3.6 years	3.5 years	5.1 years	.8 years	3.5 years	—
December 31, 2019
Fair value	$334	$4	$12,783	$1,714	$6,997	$11	$21,843	—
Amortized cost	334	4	12,772	1,677	6,898	7	21,692	2.52%

(a)	Maturity is based upon expected average lives rather than contractual terms.

(b)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a TE basis using the statutory federal income tax rate of 21%.

Held-to-maturity securities

Federal agency CMOs and mortgage-backed securities constitute essentially all of our held-to-maturity securities. The remaining balance is comprised of foreign bonds and asset-backed securities. Figure 17 shows the composition, yields, and remaining maturities of these securities.

Figure 17. Held-to-Maturity Securities

dollars in millions	Agency Residential Collateralized Mortgage Obligations (a)	Agency Residential Mortgage-backed Securities (a)	Agency Commercial Mortgage-backed Securities (a)	Asset-backed securities	Other Securities	Total	Weighted-Average Yield (b)
June 30, 2020
Remaining maturity:
One year or less	$122	—	—	$1	$3	$126	2.75%
After one through five years	3,951	$295	$2,056	9	12	6,323	2.35
After five through ten years	813	64	1,749	—	—	2,626	2.66
After ten years	—	—	—	—	—	—	—
Amortized cost	$4,886	$359	$3,805	$10	$15	$9,075	2.45%
Fair value	$5,037	$375	$4,083	$10	$15	$9,520	—
Weighted-average yield (b)	2.12%	2.50%	2.86%	2.78%	2.40%	2.45%	—
Weighted-average maturity	3.51 years	4.42 years	5.2 years	2.23 years	2.52 years	4.25 years	—
December 31, 2019
Amortized cost	$5,692	$409	$3,940	11	$15	$10,067	2.43%
Fair value	5,666	415	4,009	11	15	10,116	—

(a)	Maturity is based upon expected average lives rather than contractual terms.

(b)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a TE basis using the statutory federal income tax rate of 21%.

Deposits and other sources of funds

Figure 18. Breakdown of Deposits at June 30, 2020
Deposits are our primary source of funding. At June 30, 2020, our deposits totaled $135.5 billion, an increase of $23.6 billion compared to December 31, 2019. The increase was driven by existing relationships and targeted strategic growth of commercial clients, as well as growth from consumer stimulus payments and lower consumer spending.

Wholesale funds, consisting of short-term borrowings and long-term debt, totaled $15.7 billion at June 30, 2020, compared to $13.5 billion at December 31, 2019. The increase was driven by a combination of secured and unsecured short-term funding during the first quarter of 2020, mostly due to the impact of the COVID-19 pandemic.

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

(a)	Common Share repurchases were suspended during the first quarter of 2020 in response to the COVID-19 pandemic.

(b)	The dividend payout ratio for the first and second quarters of 2020 was impacted by lower EPS which was impacted by the economic fallout from the COVID-19 pandemic.

Dividends

Consistent with our 2019 capital plan, we paid a quarterly dividend of $.185 per Common Share for the second quarter of 2020. The suspension of our share repurchase program announced on March 17, 2020, does not impact our dividend per Common Share, and we believe our capital level provides sufficient capacity to maintain our dividend (subject to any restrictions that may be imposed by the Federal Reserve, as discussed in “Capital planning and stress testing” in the “Supervision and Regulation” section). Further information regarding the capital planning process and CCAR is included under the heading “Capital planning and stress testing” in the “Supervision and Regulation” section beginning on page 15 of our 2019 Form 10-K.

Common shares outstanding

Our Common Shares are traded on the NYSE under the symbol KEY with 32,697 holders of record at June 30, 2020. Our book value per Common Share was $16.07 based on 975.9 million shares outstanding at June 30, 2020, compared to $15.54 per Common Share based on 977.2 million shares outstanding at December 31, 2019. At June 30, 2020, our tangible book value per Common Share was $13.12, compared to $12.56 per Common Share at December 31, 2019.

Figure 19 shows activities that caused the change in outstanding common shares over the past five quarters.

Figure 19. Changes in Common Shares Outstanding

	2020		2019
in thousands	Second	First	Fourth	Third	Second
Shares outstanding at beginning of period	975,319	977,189	988,538	1,003,114	1,013,186
Open market repurchases and return of shares under employee compensation plans	(19)	(7,862)	(12,968)	(15,076)	(10,412)
Shares issued under employee compensation plans (net of cancellations)	647	5,992	1,619	500	340
Shares outstanding at end of period	975,947	975,319	977,189	988,538	1,003,114

As shown above, Common Shares outstanding increased by .6 million shares during the second quarter of 2020.

At June 30, 2020, we had 280.8 million treasury shares, compared to 279.5 million treasury shares at December 31, 2019. Going forward we expect to reissue treasury shares as needed in connection with stock-based compensation awards and for other corporate purposes.

Information on repurchases of Common Shares by KeyCorp is included in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this report.

Capital adequacy

Capital adequacy is an important indicator of financial stability and performance. All of our capital ratios remained in excess of regulatory requirements at June 30, 2020. Our capital and liquidity levels are intended to position us to weather an adverse operating environment while continuing to serve our clients’ needs, as well as to meet the Regulatory Capital Rules described in Item 1. Business of our 2019 Form 10-K under the heading “Supervision and Regulation.” Our shareholders’ equity to assets ratio was 10.2% at June 30, 2020, compared to 11.8% at December 31, 2019. Our tangible common equity to tangible assets ratio was 7.6% at June 30, 2020, compared to 8.6% at December 31, 2019. See the section entitled “GAAP to Non-GAAP Reconciliations,” which presents the computations of certain financial measures related to “tangible common equity.” The minimum capital and leverage ratios under the Regulatory Capital Rules together with the ratios of KeyCorp at June 30, 2020, are set forth in the “Supervision and regulation — Regulatory capital requirements” section in Item 2 of this report.

Figure 20 represents the details of our regulatory capital positions at June 30, 2020, and December 31, 2019, under the Regulatory Capital Rules. Information regarding the regulatory capital ratios of KeyCorp’s banking subsidiaries is presented annually, with the most recent information included in Note 24 (“Shareholders' Equity”) beginning on page 169 of our 2019 Form 10-K.

Figure 20. Capital Components and Risk-Weighted Assets

	dollars in millions	June 30, 2020	December 31, 2019
COMMON EQUITY TIER 1
Key shareholders’ equity (GAAP)		$17,542	$17,038
Less:	Preferred Stock (a)	1,856	1,856
Add:	CECL phase-in (b)	396	—
	Common Equity Tier 1 capital before adjustments and deductions	16,082	15,182
Less:	Goodwill, net of deferred taxes	2,574	2,584
	Intangible assets, net of deferred taxes	178	207
	Deferred tax assets	—	9
	Net unrealized gains (losses) on available-for-sale securities, net of deferred taxes	650	115
	Accumulated gains (losses) on cash flow hedges, net of deferred taxes	613	250
	Amounts in AOCI attributed to pension and postretirement benefit costs, net of deferred taxes	(327)	(339)
	Total Common Equity Tier 1 capital	$12,394	$12,356
TIER 1 CAPITAL
Common Equity Tier 1		$12,394	$12,356
Additional Tier 1 capital instruments and related surplus		1,856	1,856
Less:	Deductions	—	—
	Total Tier 1 capital	14,250	14,212
TIER 2 CAPITAL
Tier 2 capital instruments and related surplus		1,721	1,546
Allowance for losses on loans and liability for losses on lending-related commitments (c)		1,476	978
Less:	Deductions	—	—
	Total Tier 2 capital	3,197	2,524
	Total risk-based capital	$17,447	$16,736
RISK-WEIGHTED ASSETS
Risk-weighted assets on balance sheet		$106,649	$102,441
Risk-weighted off-balance sheet exposure		27,453	27,303
Market risk-equivalent assets		2,241	1,121
Gross risk-weighted assets		136,343	130,865
Less:	Excess allowance for loan and lease losses	—	—
	Net risk-weighted assets	$136,343	$130,865
AVERAGE QUARTERLY TOTAL ASSETS		$161,994	$143,910
CAPITAL RATIOS
Tier 1 risk-based capital		10.5%	10.9%
Total risk-based capital		12.8	12.8
Leverage (d)		8.8	9.9
Common Equity Tier 1		9.1	9.4

(a)	Net of capital surplus.

(b)	Amount reflects our decision to adopt the CECL transitional provision.

(c)
The ALLL included in Tier 2 capital is limited by regulation to 1.25% of the institution’s standardized total risk-weighted assets (excluding its standardized market risk-weighted assets). The ALLL includes $43 million and $10 million of allowance classified as “discontinued assets” on the balance sheet at June 30, 2020, and December 31, 2019, respectively.

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

Trading market risk

Key incurs market risk as a result of trading activities that are used in support of client facilitation and hedging activities, principally within our investment banking and capital markets businesses. Key has exposures to a wide range of risk factors including interest rates, equity prices, foreign exchange rates, credit spreads, and commodity prices, as well as the associated implied volatilities and spreads.  Our primary market risk exposures are a result of trading and hedging activities in the derivative and fixed income markets, including securitization positions exposures. At June 30, 2020, we did not have any re-securitization positions.  We maintain modest trading inventories to facilitate customer flow, make markets in securities, and hedge certain risks including but not limited to credit risk and interest rate risk. The risks associated with these activities are mitigated in accordance with the Market Risk hedging policy.  The majority of our positions are traded in active markets.

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

Actual losses for the total covered portfolios did not exceed the aggregate daily VaR at a 99% confidence level during the quarter ended June 30, 2020. Actual losses for the total covered positions did not exceed aggregate daily VaR on any day during the quarter ended June 30, 2019. The MRM backtests our VaR model on a daily basis to evaluate its predictive power. The test compares VaR model results at the 99% confidence level to daily held profit and loss. Results of backtesting are provided to the MRC. Backtesting exceptions occur when trading losses exceed VaR. We do not engage in correlation trading or utilize the internal model approach for measuring default and credit migration risk. Our net VaR approach incorporates diversification, but our VaR calculation does not include the impact of counterparty risk and our own credit spreads on derivatives.

The aggregate VaR at the 99% confidence level with a one day holding period for all covered positions was $2.6 million at June 30, 2020, and $.6 million at June 30, 2019. Figure 21 summarizes our VaR at the 99% confidence level with a one day holding period for significant portfolios of covered positions for the three months ended June 30, 2020, and June 30, 2019.

Figure 21. VaR for Significant Portfolios of Covered Positions

	2020				2019
	Three months ended June 30,				Three months ended June 30,
in millions	High	Low	Mean	June 30,	High	Low	Mean	June 30,
Trading account assets:
Fixed income	$3.3	$1.9	$2.7	$2.1	$.9	$.3	$.5	$.3
Derivatives:
Interest rate	$.3	.1	$.2	$.3	$.1	—	$.1	$.1

Stressed VaR is calculated by running the portfolios through a predetermined stress period which is approved by the MRC and is calculated at the 99% confidence level using the same model and assumptions used for general VaR. The aggregate stressed VaR for all covered positions was $1.6 million at June 30, 2020, and $5.2 million at June 30, 2019. Figure 22 summarizes our stressed VaR at the 99% confidence level with a one day holding period for significant portfolios of covered positions for the three months ended June 30, 2020, and June 30, 2019.

Figure 22. Stressed VaR for Significant Portfolios of Covered Positions

	2020				2019
	Three months ended June 30,				Three months ended June 30,
in millions	High	Low	Mean	June 30,	High	Low	Mean	June 30,
Trading account assets:
Fixed income	$2.4	$1.2	$1.7	$1.3	$8.0	$3.4	$5.1	$3.7
Derivatives:
Interest rate	$.4	$.1	$.1	$.1	$1.2	$.3	$.5	$.9

Internal capital adequacy assessment. Market risk is a component of our internal capital adequacy assessment. Our risk-weighted assets include a market risk-equivalent asset amount, which consists of a VaR component, stressed VaR component, a de minimis exposure amount, and a specific risk add-on including the securitization positions. The aggregate market value of the securitization positions as defined by the Market Risk Rule was $37 million at June 30, 2020, all of which were mortgage-backed security positions. Specific risk is the price risk of individual financial instruments, which is not accounted for by changes in broad market risk factors and is measured through a standardized approach. Market risk weighted assets, including the specific risk calculations, are run quarterly by the MRM in accordance with the Market Risk Rule, and approved by the Chief Market Risk Officer.

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

LIBOR Transition

As disclosed in Item 1A. Risk Factors of our 2019 Form 10-K, LIBOR in its current form is not expected to be available after 2021. The most likely replacement rate is expected to be SOFR, which has been recommended by the ARRC. The Federal Reserve has encouraged financial institutions not to wait for the end of 2021 to make the transition away from LIBOR. We have established an enterprise wide program to identify and address all LIBOR transition issues. We are collaborating closely with regulators and industry groups on the transition and closely monitoring developments in industry practices related to LIBOR alternatives. The goals of our LIBOR transition program are to:

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

As part of the LIBOR transition program, we completed an initial risk assessment to help us identify the impact and risks associated with various products, systems, processes, and models. This risk assessment will assist us in making necessary updates to our infrastructure and operational systems and processes to implement a replacement rate. We have also focused on compiling an inventory of existing legal contracts that are impacted by the LIBOR transition and assessing the LIBOR fallback language in those contracts, as well as refining LIBOR fallback language in new legal contracts. We expect to leverage recommendations made by the ARRC and ISDA that are tailored to our specific client segments.

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

Figure 23 presents the results of the simulation analysis at June 30, 2020, and June 30, 2019. At June 30, 2020, our simulated impact to changes in interest rates was modest. The exposure to interest rate changes is significantly lower than in 2019 due primarily to the lower level of current market rates. Exposure to declining rates is nominal given the low level of market rates in comparison the 25 bps floor utilized in the scenario. Exposure to rising rates has changed from a detriment in 2019 to a benefit currently as the lower actual market rates reduce the need for additional modeled hedges and lower the projected beta to rising rates. Tolerance levels for risk management require the development of remediation plans to maintain residual risk within tolerance if simulation modeling demonstrates that a gradual, parallel 200 basis point increase or 200 basis point decrease in interest rates over the next 12 months would adversely affect net interest income over the same period by more than 5.5%. Current modeled exposure is within Board approved tolerances.

Figure 23. Simulated Change in Net Interest Income

	June 30, 2020		June 30, 2019
Basis point change assumption (short-term rates)	-200	200	-200	+200
Tolerance level	-5.50%	-5.50%	-5.50%	-5.50%
Interest rate risk assessment	-.39%	6.54%	-2.34%	-.98%

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

Economic value of equity modeling. EVE complements net interest income simulation analysis as it estimates risk exposure beyond 12-, 24-, and 36-month horizons. EVE modeling measures the extent to which the economic values of assets, liabilities, and off-balance sheet instruments may change in response to fluctuations in interest rates. EVE is calculated by subjecting the balance sheet to an immediate 200 basis point increase or decrease in interest rates, measuring the resulting change in the values of assets, liabilities, and off-balance sheet instruments, and comparing those amounts with the base case of the current interest rate environment. This analysis is highly dependent upon assumptions applied to assets and liabilities with non-contractual maturities. Those assumptions are based on historical behaviors, as well as our expectations. We develop remediation plans that would maintain residual risk within tolerance if this analysis indicates that our EVE will decrease by more than 15% in response to an immediate increase or decrease in interest rates. We are operating within these guidelines as of June 30, 2020.

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

Figure 24. Portfolio Swaps by Interest Rate Risk Management Strategy

	June 30, 2020
			Weighted-Average			December 31, 2019
dollars in millions	Notional Amount	Fair Value	Maturity (Years)	Receive Rate	Pay Rate	Notional Amount	Fair Value
Interest rate swaps
Cash flow:
Receive fixed — asset	$17,565	$837	2.2	2.3%	.2%	$19,270	$312
Receive fixed forward starting — asset	—	—	—	—	—	3,400	32
Pay fixed swap — debt	50	(12)	8.0	1.4%	3.6%	50	(7)
Total cash flow swaps	17,615	825	2.3	2.3%	.2%	22,720	337

Fair value:
Received fixed — debt	8,709	538	3.9	2.0%	.2%	8,189	240
Total interest rate swaps	$26,324	$1,363	2.8	2.2%	.2%	$30,909	$577

Interest rate options
Cash flow:
Floors — purchased	$7,800	$34	1.0	—	—	$4,200	$149
Floors — sold	—	—	—	—	—	3,900	(15)
Total interest rate options	$7,800	$34	1.0	—	—	$8,100	$134

(a)	Portfolio swaps designated as A/LM are used to manage interest rate risk tied to both assets and liabilities.

(b)	Conventional A/LM and forward A/LM floors do not have a stated receive rate or pay rate and are given a strike price on the option.

(c)	Excludes accrued interest of $146 million and $107 million at June 30, 2020, and December 31, 2019, respectively.

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

Factors affecting liquidity

Our liquidity could be adversely affected by both direct and indirect events. An example of a direct event would be a downgrade in our public credit ratings by a rating agency. Examples of indirect events (events unrelated to us) that could impair our access to liquidity would be an act of terrorism or war, natural disasters, global pandemics (including COVID-19), political events, or the default or bankruptcy of a major corporation, mutual fund, or hedge fund. Similarly, market speculation, or rumors about us or the banking industry in general, may adversely affect the cost and availability of normal funding sources. See Part II, Item 1A. Risk Factors in our First Quarter 2020 Form

10-Q for a discussion of how the COVID-19 global pandemic has impacted our liquidity and may continue to impact it in the future.

Our credit ratings at June 30, 2020, are shown in Figure 25. We believe these credit ratings, under normal conditions in the capital markets, would enable KeyCorp or KeyBank to issue fixed income securities to investors.

Figure 25. Credit Ratings

June 30, 2020	Short-Term Borrowings	Long-Term Deposits	Senior Long-Term Debt	Subordinated Long-Term Debt	Capital Securities	Preferred Stock
KEYCORP (THE PARENT COMPANY)
Standard & Poor’s	A-2	N/A	BBB+	BBB	BB+	BB+
Moody’s	P-2	N/A	Baa1	Baa1	Baa2	Baa3
Fitch Ratings, Inc.	F1	N/A	A-	BBB+	BB+	BB+
DBRS, Inc.	R-1 (low)	N/A	A	A (low)	A (low)	BBB

KEYBANK
Standard & Poor’s	A-2	N/A	A-	BBB+	N/A	N/A
Moody’s	P-2	Aa3	A3	Baa1	N/A	N/A
Fitch Ratings, Inc.	F1	A	A-	BBB+	N/A	N/A
DBRS, Inc.	R-1 (middle)	A (high)	A (high)	A	N/A	N/A

Sources of liquidity

Our primary source of funding for KeyBank is retail and commercial deposits. As of June 30, 2020, our consolidated loan-to-deposit ratio was 80%. In addition, we also have access to various sources of wholesale funding, maintain a portfolio of liquid assets, and have borrowing capacity at the FHLB and Federal Reserve Bank of Cleveland. Our liquid asset portfolio at June 30, 2020, totaled $34.8 billion, consisting of $20.9 billion of unpledged securities, $104 million of securities available for secured funding at the FHLB, and $13.8 billion of net balances of federal funds sold and balances in our Federal Reserve account. Additionally, as of June 30, 2020, our unused borrowing capacity secured by loan collateral was $26.7 billion at the Federal Reserve Bank of Cleveland and $8.0 billion at the FHLB. During the second quarter of 2020, our secured term borrowings decreased $2.0 billion as advances were paid down.

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

At June 30, 2020, KeyCorp held $4.5 billion in cash, which we projected to be sufficient to meet our projected obligations, including the repayment of our maturing debt obligations for the periods prescribed by our risk tolerance.

Typically, KeyCorp meets its liquidity requirements through regular dividends from KeyBank. During the second quarter of 2020, KeyBank paid $225 million in cash dividends to KeyCorp. As of June 30, 2020, KeyBank had regulatory capacity to pay $740 million in dividends to KeyCorp without prior regulatory approval.

Our liquidity position and recent activity

Over the past quarter, our liquid asset portfolio, which includes overnight and short-term investments, as well as unencumbered, high quality liquid securities held as protection against a range of potential liquidity stress scenarios, has increased as a result of an increase in cash held at the Federal Reserve, which was partially offset by a decrease in unpledged securities. The liquid asset portfolio continues to exceed the amount that we estimate would be necessary to manage through an adverse liquidity event by providing sufficient time to develop and execute a longer-term solution.

The Consolidated Statements of Cash Flows summarize our sources and uses of cash by type of activity for the six-month periods ended June 30, 2020, and June 30, 2019.

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

Credit policy, approval, and evaluation

We manage credit risk exposure through a multifaceted program. The Credit Risk Committee approves management credit policies and recommends for approval significant credit policies to the appropriate Board committee or to the Board. These policies are communicated throughout the organization to foster a consistent approach to granting credit. As a result of the current economic environment, our commercial loan portfolio is going through active portfolio surveillance which is described in more detail in the section entitled “Loans and loans held for sale — Commercial loan portfolio.”

Allowance for loan and lease losses

We estimate the appropriate level of the ALLL on at least a quarterly basis. The methodology used is described in Note 1 (“Basis of Presentation and Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” in this report. Briefly, the ALLL estimate uses various models and estimation techniques based on our historical loss experience, current borrower characteristics, current conditions, reasonable and supportable forecasts and other relevant factors. The ALLL at June 30, 2020, represents our best estimate of the lifetime expected credit losses inherent in the loan portfolio at that date.

As shown in Figure 26, our ALLL from continuing operations increased by $808 million, or 89.8%, from December 31, 2019. Our commercial ALLL decreased by $124 million, or 16.5%, with the adoption of ASU 2016-13, Financial Instruments — Credit Losses at January 1, 2020. The commercial ALLL increased by $486 million, or 77.5%, from January 1, 2020, driven by updated economic forecasts that capture additional deterioration triggered by the global COVID-19 pandemic. Our consumer ALLL increased by $328 million, or 220.1%, with the adoption of ASU 2016-13, Financial Instruments — Credit Losses at January 1, 2020. The consumer ALLL increased $118 million, or 24.7%, from January 1, 2020, driven by updated economic forecasts that capture additional deterioration triggered by the global COVID-19 pandemic.

Figure 26. Allocation of the Allowance for Loan Lease Losses (a)

	June 30, 2020			December 31, 2019
dollars in millions	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans
Commercial and industrial	$725	42.5%	54.9%	$551	61.2%	51.0%
Commercial real estate:
Commercial mortgage	292	17.1	12.7	143	15.9	14.3
Construction	41	2.4	1.8	22	2.4	1.6
Total commercial real estate loans	333	19.5	14.5	165	18.3	15.9
Commercial lease financing	55	3.2	4.3	35	3.9	5.0
Total commercial loans	1,113	65.2	73.7	751	83.4	71.9
Real estate — residential mortgage	101	5.9	7.7	7.8		7.4
Home equity loans	197	11.5	9.2	31	3.5	10.9
Consumer direct loans	130	7.6	4.1	34	3.8	3.7
Credit cards	107	6.3	0.9	47	5.2	1.2
Consumer indirect loans	60	3.5	4.4	30	3.3	4.9
Total consumer loans	595	34.8	26.3	149	16.6	28.1
Total ALLL — continuing operations (b)	$1,708	100.0%	100.0%	$900	100.0%	100.0%

(a)
The ALLL at December 31, 2019, was calculated under the incurred-loss methodology which was replaced by the CECL methodology beginning on January 1, 2020. See Note 1 (“Summary of Significant Accounting Policies”) and Note 5 (“Asset Quality”) for more information.

(b)	Excludes allocations of the ALLL related to the discontinued operations of the education lending business in the amount of $43 million at June 30, 2020, and $10 million at December 31, 2019.

Net loan charge-offs

Figure 27 shows the trend in our net loan charge-offs by loan type, while the composition of loan charge-offs and recoveries by type of loan is presented in Figure 28.

Net loan charge-offs for the three months ended June 30, 2020, increased $31 million compared to the year-ago quarter. This increase was primarily due to an increase in commercial and industrial loans charged off.

Figure 27. Net Loan Charge-offs from Continuing Operations (a)

	2020		2019
dollars in millions	Second	First	Fourth	Third	Second
Commercial and industrial	$66	$55	$72	$170	$24
Real estate — Commercial mortgage	2	2	2	—	—
Real estate — Construction	—	—	1	—	—
Commercial lease financing	3	2	—	—	14
Total commercial loans	71	59	75	170	38
Real estate — Residential mortgage	2	—	(1)	1	1
Home equity loans	1	2	1	4	4
Consumer direct loans	8	10	9	8	8
Credit cards	10	9	9	9	10
Consumer indirect loans	4	4	6	4	4
Total consumer loans	25	25	24	26	27
Total net loan charge-offs	$96	$84	$99	$196	$65
Net loan charge-offs to average loans	.36%	.35%	.42%	.85%	.29%
Net loan charge-offs from discontinued operations — education lending business	—	$1	$1	—	$3

(a)	Credit amounts indicate that recoveries exceeded charge-offs.

Figure 28. Summary of Loan and Lease Loss Experience from Continuing Operations

	Three months ended June 30,		Six months ended June 30,
dollars in millions	2020	2019	2020	2019
Average loans outstanding	$107,941	$90,785	$102,058	$90,220
Allowance for loan and lease losses at the end of the prior period	$1,359	$883	$900	$883
Cumulative effect from change in accounting principle (a)	—	—	204	—
Allowance for loan and lease losses at beginning of period	1,359	883	1,104	883
Loans charged off:
Commercial and industrial	71	30	131	66
Real estate — commercial mortgage	2	1	5	6
Real estate — construction	—	—	—	4
Commercial lease financing	4	16	6	24
Total commercial loans	77	47	142	100
Real estate — residential mortgage	2	1	2	2
Home equity loans	2	6	6	10
Consumer direct loans	10	10	22	20
Credit cards	12	12	23	23
Consumer indirect loans	7	8	16	16
Total consumer loans	33	37	69	71
Total loans charged off	110	84	211	171
Recoveries:
Commercial and industrial	5	6	10	16
Real estate — commercial mortgage	—	1	1	2
Real estate — construction	—	—	—	—
Commercial lease financing	1	2	1	3
Total commercial loans	6	9	12	21
Real estate — residential mortgage	—	—	—	1
Home equity loans	1	2	3	4
Consumer direct loans	2	2	4	3
Credit cards	2	2	4	4
Consumer indirect loans	3	4	8	9
Total consumer loans	8	10	19	21
Total recoveries	14	19	31	42
Net loan charge-offs	(96)	(65)	(180)	(129)
Provision (credit) for loan and lease losses	445	72	784	136
Allowance for loan and lease losses at end of period (c)	$1,708	$890	$1,708	$890
Liability for credit losses on lending-related commitments at the end of the prior period	$161	$62	$68	$64
Liability for credit losses on contingent guarantees at the end of the prior period	—	—	7	—
Cumulative effect from change in accounting principle (a), (b)	—	—	66	—
Liability for credit losses on off-balance sheet exposures at beginning of period	161	62	141	64
Provision (credit) for losses on off-balance sheet exposures	37	2	57	—
Liability for credit losses on off-balance sheet exposures at end of period (d)	$198	$64	$198	$64
Total allowance for credit losses at end of period	$1,906	$954	$1,906	$954
Net loan charge-offs to average total loans	.36%	.29%	.35%	.29%
Allowance for loan and lease losses to period-end loans	1.61	.97	1.61	.97
Allowance for credit losses to period-end loans	1.80	1.04	1.80	1.04
Allowance for loan and lease losses to nonperforming loans	224.7	158.6	224.7	158.6
Allowance for credit losses to nonperforming loans	250.8	170.1	250.8	170.1

Discontinued operations — education lending business:
Loans charged off	$2	$4	$4	$8
Recoveries	2	1	3	2
Net loan charge-offs	$—	$(3)	$(1)	$(6)

(a)	The cumulative effect from change in accounting principle relates to the January 1, 2020, adoption of ASU 2016-13.

(b)	Excludes $4 million related to the provision for other financial assets.

(c)
The ALLL at December 31, 2019, was calculated under the incurred-loss methodology which was replaced by the CECL methodology beginning on January 1, 2020. See Note 1 (“Summary of Significant Accounting Policies”) and Note 5 (“Asset Quality”) for more information.

(d)	Included in "Accrued expense and other liabilities" on the balance sheet.

Nonperforming assets

Figure 29 shows the composition of our nonperforming assets. As shown in Figure 29, nonperforming assets at June 30, 2020, increased $236 million from December 31, 2019. This increase was primarily driven by an increase in nonperforming loans in our oil and gas portfolio and the transfer of one commercial credit being transferred to OREO in the first quarter of 2020.

Under the CARES Act as well as banking regulator interagency guidance, certain loan modifications to borrowers experiencing financial distress as a result of the economic impacts created by the COVID-19 pandemic may not be required to be reported nonperforming. Refer to Note 4 (“Asset Quality”) under the heading “Nonperforming and Past Due Loans”.

For a summary of our nonaccrual and charge-off policies, see Note 1 (“Basis of Presentation and Accounting Policies”) under the headings “Nonperforming Loans,” “Impaired Loans,” and “Allowance for Loan and Lease Losses” and Note 1 (“Summary of Significant Accounting Policies”) of our 2019 Form 10-K.

Figure 29. Summary of Nonperforming Assets and Past Due Loans from Continuing Operations

dollars in millions	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Commercial and industrial	$404	$277	$264	$238	$189
Real estate — commercial mortgage	91	87	83	92	85
Real estate — construction	1	2	2	2	2
Total commercial real estate loans (a)	92	89	85	94	87
Commercial lease financing	9	5	6	7	7
Total commercial loans (b)	505	371	355	339	283
Real estate — residential mortgage	89	89	48	42	62
Home equity loans	141	143	145	179	191
Consumer direct loans	3	4	4	3	3
Credit cards	2	3	3	2	2
Consumer indirect loans	20	22	22	20	20
Total consumer loans	255	261	222	246	278
Total nonperforming loans	760	632	577	585	561
OREO	112	119	35	39	38
Nonperforming loans held for sale	75	89	94	78	—
Other nonperforming assets	4	4	9	9	9
Total nonperforming assets	$951	$844	$715	$711	$608
Accruing loans past due 90 days or more	$87	$128	$97	$54	$74
Accruing loans past due 30 through 89 days	419	393	329	366	299
Restructured loans — accruing and nonaccruing (c)	310	340	347	347	395
Restructured loans included in nonperforming loans (c)	166	172	183	176	228
Nonperforming assets from discontinued operations — education lending business	7	7	7	7	7
Nonperforming loans to period-end portfolio loans	.72%	.61%	.61%	.63%	.61%
Nonperforming assets to period-end portfolio loans plus OREO and other nonperforming assets	.89	.82%	.75%	.77%	.66%

(a)	See Figure 11 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial real estate loan portfolio.

(b)	See Figure 10 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial loan portfolio.

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

Figure 30 shows the types of activity that caused the change in our nonperforming loan balance during each of the last five quarters.

Figure 30. Summary of Changes in Nonperforming Loans from Continuing Operations

	2020		2019
in millions	Second	First	Fourth	Third	Second
Balance at beginning of period	$632	$577	$585	$561	$548
Loans placed on nonaccrual status (a)	293	219	268	271	189
Charge-offs	(111)	(100)	(114)	(91)	(84)
Loans sold	(5)	(4)	(1)	—	(38)
Payments	(29)	(31)	(59)	(37)	(23)
Transfers to OREO	—	(3)	(3)	(4)	(4)
Transfers to nonperforming loans held for sale	—	—	(47)	(78)	—
Transfers to other nonperforming assets	—	—	—	—	—
Loans returned to accrual status	(20)	(26)	(52)	(37)	(27)
Balance at end of period	$760	$632	$577	$585	$561

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

Operational and compliance risk management

Like all businesses, we are subject to operational risk, which is the risk of loss resulting from human error or malfeasance, inadequate or failed internal processes and systems, and external events. These events include, among other things, threats to our cybersecurity, as we are reliant upon information systems and the Internet to conduct our business activities. Operational risk also encompasses compliance risk, which is the risk of loss from violations of, or noncompliance with, laws, rules and regulations, prescribed practices, and ethical standards. This includes our compliance with lending programs established by the CARES Act, including the PPP and Main Street Lending Program. Under the Dodd-Frank Act, large financial companies like Key are subject to heightened prudential standards and regulation. This heightened level of regulation has increased our operational risk. Resulting operational risk losses and/or additional regulatory compliance costs could take the form of explicit charges, increased operational costs, harm to our reputation, or foregone opportunities.

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

See Part II, Item 1A. Risk Factors in our First Quarter 2020 Form 10-Q for a discussion of additional operational risks stemming from the COVID-19 global pandemic.

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

See Part II, Item 1A. Risk Factors in our First Quarter 2020 Form 10-Q for a discussion of additional cybersecurity risks stemming from the COVID-19 global pandemic.

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

		Three months ended					Six months ended
dollars in millions		6/30/2020	3/31/2020	12/31/2019	9/30/2019	6/30/2019	6/30/2020	6/30/2019
Tangible common equity to tangible assets at period-end
Key shareholders’ equity (GAAP)		$17,542	$17,411	$17,038	$17,116	$16,969
Less:	Intangible assets (a)	2,877	2,894	2,910	2,928	2,952
	Preferred Stock (b)	1,856	1,856	1,856	1,856	1,856
	Tangible common equity (non-GAAP)	$12,809	$12,661	$12,272	$12,332	$12,161
Total assets (GAAP)		$171,192	$156,197	$144,988	$146,691	$144,545
Less:	Intangible assets (a)	2,877	2,894	2,910	2,928	2,952
	Tangible assets (non-GAAP)	$168,315	$153,303	$142,078	$143,763	$141,593
	Tangible common equity to tangible assets ratio (non-GAAP)	7.6%	8.3%	8.6%	8.6%	8.6%
Average tangible common equity
Average Key shareholders’ equity (GAAP)		$17,688	$17,216	$17,178	$17,113	$16,531	$17,452	$16,119
Less:	Intangible assets (average) (c)	2,886	2,902	2,919	2,942	2,959	2,894	2,886
	Preferred Stock (average)	1,900	1,900	1,900	1,900	1,762	1,900	1,607
	Average tangible common equity (non-GAAP)	$12,902	$12,414	$12,359	$12,271	$11,810	$12,658	$11,626
Return on average tangible common equity from continuing operations
Net income (loss) from continuing operations attributable to Key common shareholders (GAAP)		$159	$118	$439	$383	$403	$277	$789
Average tangible common equity (non-GAAP)		12,902	12,414	12,359	12,271	11,810	12,658	11,626
Return on average tangible common equity from continuing operations (non-GAAP)		4.96%	3.82%	14.09%	12.38%	13.69%	4.40%	13.69%
Return on average tangible common equity consolidated
Net income (loss) attributable to Key common shareholders (GAAP)		$161	$119	$442	$386	$405	$280	$792
Average tangible common equity (non-GAAP)		12,902	12,414	12,359	12,271	11,810	12,658	11,626
Return on average tangible common equity consolidated (non-GAAP)		5.02%	3.86%	14.19%	12.48%	13.75%	4.45%	13.74%

(a)
For the three months ended June 30, 2020, March 31, 2020, December 31, 2019, September 30, 2019, and June 30, 2019, intangible assets exclude $5 million, $6 million, $7 million, $9 million, and $10 million, respectively, of period-end purchased credit card receivables.

(b)	Net of capital surplus.

(c)
For the three months ended June 30, 2020, March 31, 2020, December 31, 2019, September 30, 2019, and June 30, 2019, average intangible assets exclude $6 million, $7 million, $8 million, $9 million, and $11 million, respectively, of average purchased credit card receivables. For the six months ended June 30, 2020, and June 30, 2019, average intangible assets exclude $6 million and $12 million, respectively, of average purchased credit card receivables.

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

		Three months ended					Six months ended
dollars in millions		6/30/2020	3/31/2020	12/31/2019	9/30/2019	6/30/2019	6/30/2020	6/30/2019
Cash efficiency ratio
Noninterest expense (GAAP)		$1,013	$931	$980	$939	$1,019	$1,944	$1,982
Less:	Intangible asset amortization	18	17	19	26	22	35	44
Adjusted noninterest expense (non-GAAP)		$995	$914	$961	$913	$997	$1,909	$1,938
Net interest income (GAAP)		$1,018	$981	$979	$972	$981	$1,999	$1,958
Plus:	Taxable-equivalent adjustment	7	8	8	8	8	15	16
	Noninterest income (GAAP)	692	477	651	650	622	1,169	1,158
Total taxable-equivalent revenue (non-GAAP)		$1,717	$1,466	$1,638	$1,630	$1,611	$3,183	$3,132
Cash efficiency ratio (non-GAAP)		57.9%	62.3%	58.7%	56.0%	61.9%	60.0%	61.9%

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

We rely heavily on the use of judgment, assumptions, and estimates to make a number of core decisions, including accounting for the ALLL; contingent liabilities, guarantees and income taxes; derivatives and related hedging activities; and assets and liabilities that involve valuation methodologies. In addition, we may employ outside valuation experts to assist us in determining fair values of certain assets and liabilities. A brief discussion of each of these areas appears on pages 84 through 87 of our 2019 Form 10-K. During the first six months of 2020, we did not significantly alter the manner in which we applied our critical accounting policies or developed related assumptions and estimates except for our ALLL as a result of the adoption of ASC 326 on January 1, 2020.

In conjunction with the adoption of ASC 326, the critical accounting policy and estimate disclosure for our ALLL was updated from what was disclosed in our 2019 Form 10-K. The accounting policy for goodwill was also updated due to the adoption of ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” These updates are as follows:

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

As described in our accounting policy related to the ALLL in Note 1 (“Basis of Presentation and Accounting Policies”) of this report under the heading “Allowance for Loan and Lease Losses," we employ a disciplined process and methodology to establish our allowance for loan and lease losses, which has three main components: (i) asset specific / individual loan reserves; (ii) quantitative (formulaic or pooled) reserves; and (iii) qualitative (judgmental) reserves.

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

This estimate produced by our models is forward-looking and requires management to use forecasts about future economic conditions to determine the expected credit loss over the remaining life of an instrument. Moody’s Consensus forecast is the source of macroeconomic projections, including the interest rate forecasts used in the credit models. We use a two year reasonable and supportable period across all products to forecast economic conditions. As the length of the life of a financial asset increases, these inputs may become impractical to estimate as reasonable and supportable. We believe the two year time horizon appropriately aligns with our business planning, available industry guidance, and reliability of various forecasting services. Following this two year period in which supportable forecasts can be generated, for all modeled loan portfolios, we revert expected credit losses to a level that is consistent with our historical information by reverting the macroeconomic variables (model inputs) to their long run average. We revert to historical loss rates for less complex estimation methods for smaller portfolios. A four quarter reversion period is used where the macroeconomic variables linearly revert to their long run average following the two year reasonable and supportable period. We use a 20 year lookback period for determining long run historical average of the macroeconomic variables. We determined the 20 year lookback period is appropriate as it captures the previous two economic cycles including the last downturn and our more recent positive credit experience.

The ALLL is sensitive to various macroeconomic drivers such as GDP and unemployment as well as portfolio attributes such as remaining term, outstanding balance, risk ratings, FICO, LTV, and delinquency status. Our ALLL models were designed to capture the correlation between economic and portfolio changes. As such, evaluating shifts in individual portfolio attributes and macroeconomic variables in isolation may not be indicative of past or future performance.

It is difficult to estimate how potential changes in any one factor or input might affect the overall ALLL because we consider a wide variety of factors and inputs in estimating the ALLL. Changes in the factors and inputs considered may not occur at the same rate and may not be consistent across all geographies or product types, and changes in factors and input may be directionally inconsistent, such that improvement in one factor may offset deterioration in others. However, to consider the impact of a hypothetical alternate economic forecast, we compared the modeled quantitative allowance results using a downside economic scenario. The maximum difference in the quarterly macroeconomic variables between the base and downside scenarios over the two year reasonable and supportable period includes an approximate 17% decline in GDP annualized growth and an approximate 5% increase in the U.S. unemployment rate. The difference between these two scenarios would have driven an increase of approximately 1.8x for commercial and 1.4x for the consumer modeled allowance results.

Similarly, deteriorating conditions for portfolio factors were also considered by moderately stressing key portfolio drivers, relative to the baseline portfolio conditions. Stressing risk ratings by two grades and utilization by 10% for commercial loans generates a 1.4x increase in the commercial modeled allowance results. Stressing FICO by ten points, and LTV and utilization by 10% for consumer loans generates a 1.2x increase in the consumer modeled allowance results.

Note that these analyses demonstrate the sensitivity of the ALLL to key quantitative assumptions; however, it is not intended to estimate changes in the overall ALLL as they do not reflect qualitative factors related to idiosyncratic risk factors, changes in current economic conditions that may not be reflected in quantitatively derived results, and other relevant factors must be considered to ensure the ALLL reflects our best estimate of current expected credit losses. With the unprecedented economic uncertainty caused by the COVID-19 pandemic, future ALLL results may vary considerably based on the actual magnitude of the pandemic and impact of the United States' monetary and fiscal response.

Goodwill

Goodwill is initially recorded as the excess of the purchase price over the fair value of net assets acquired in a business combination. Goodwill is tested for impairment for all three of our reporting units: Consumer Bank, Commercial Bank and Institutional Bank. We perform our annual impairment test as of October 1st and on an interim basis if events or changes in circumstances between annual tests suggest additional testing is needed.

Effective January 1, 2020, we adopted ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” eliminating the second step of goodwill impairment testing. Under the new guidance, if the fair value of a reporting unit declines below its carrying value, an impairment charge will be recognized for any amount by which the carrying value exceeds the reporting unit’s fair value, to the extent that the loss recognized does not exceed the amount of the goodwill allocated to that reporting unit. The adoption of ASU 2017-04 did not impact our current financial condition or results of operations.

In consideration of the deterioration in macroeconomic conditions and industry and market conditions due to the COVID-19 pandemic during the second quarter of 2020, we identified a triggering event as of June 30, 2020.

Impairment indicators considered comprised economic conditions, including projections of the duration of current conditions and timing of a potential recovery; industry and market considerations; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting units; performance of our stock and other relevant events. We further considered the amount by which fair value exceeded book value for each reporting unit in the most recent quantitative analysis and sensitivities performed.

After considering the triggering event together with other relevant factors, we concluded it was not more-likely-than-not that the fair value of each reporting unit had declined below their carrying value as of June 30, 2020. Goodwill assessments are highly sensitive to economic projections and the related assumptions used by management. In the event of a prolonged economic downturn or further deterioration in the economic outlook, continued assessments of our goodwill balance will likely be required in future periods.

Accounting and Reporting Developments

Accounting Guidance Pending Adoption at June 30, 2020

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

European Sovereign and Nonsovereign Debt Exposures

Our total European sovereign and Nonsovereign debt exposure is presented in Figure 31.

Figure 31. European Sovereign and Nonsovereign Debt Exposures

June 30, 2020	Short- and Long- Term Commercial Total (a)	Foreign Exchange and Derivatives with Collateral (b)	Net Exposure
in millions
France:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	—	—
Nonsovereign non-financial institutions	$1	—	$1
Total	1	—	1
Germany:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	—	—
Nonsovereign non-financial institutions	38	—	38
Total	38	—	38
Luxembourg:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	—	—
Nonsovereign non-financial institutions	8	—	8
Total	8	—	8
United Kingdom:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	$461	461
Nonsovereign non-financial institutions	1	—	1
Total	1	461	462
Total Europe:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	461	461
Nonsovereign non-financial institutions	48	—	48
Total	$48	$461	$509

(a)	Represents our outstanding leases.

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

Item 1. Financial Statements

Consolidated Balance Sheets

in millions, except per share data	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Cash and due from banks	$1,059	$732
Short-term investments	14,036	1,272
Trading account assets	645	1,040
Securities available for sale	23,600	21,843
Held-to-maturity securities (fair value: $9,520 and $10,116)	9,075	10,067
Other investments	655	605
Loans, net of unearned income of $515 and $603	106,159	94,646
Less: Allowance for loan and lease losses	(1,708)	(900)
Net loans	104,451	93,746
Loans held for sale (a)	2,007	1,334
Premises and equipment	776	814
Goodwill	2,664	2,664
Other intangible assets	218	253
Corporate-owned life insurance	4,251	4,233
Accrued income and other assets	6,976	5,494
Discontinued assets	779	891
Total assets	$171,192	$144,988
LIABILITIES
Deposits in domestic offices:
NOW and money market deposit accounts	$78,853	$66,714
Savings deposits	5,371	4,651
Certificates of deposit ($100,000 or more)	4,476	6,598
Other time deposits	4,011	5,054
Total interest-bearing deposits	92,711	83,017
Noninterest-bearing deposits	42,802	28,853
Total deposits	135,513	111,870
Federal funds purchased and securities sold under repurchase agreements	267	387
Bank notes and other short-term borrowings	1,716	705
Accrued expense and other liabilities	2,420	2,540
Long-term debt	13,734	12,448
Total liabilities	153,650	127,950
EQUITY
Preferred stock	1,900	1,900
Common Shares, $1 par value; authorized 2,100,000,000 and 2,100,000,000 shares; issued 1,256,702,081 and 1,256,702,081 shares	1,257	1,257
Capital surplus	6,240	6,295
Retained earnings	12,154	12,469
Treasury stock, at cost (280,755,557 and 279,513,530 shares)	(4,945)	(4,909)
Accumulated other comprehensive income (loss)	936	26
Key shareholders’ equity	17,542	17,038
Noncontrolling interests	—	—
Total equity	17,542	17,038
Total liabilities and equity	$171,192	$144,988

(a)	Total loans held for sale include real estate — residential mortgage loans held for sale at fair value of $250 million at June 30, 2020, and $140 million at December 31, 2019.
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Income

dollars in millions, except per share amounts	Three months ended June 30,		Six months ended June 30,
(Unaudited)	2020	2019	2020	2019
INTEREST INCOME
Loans	$980	$1,082	$2,006	$2,148
Loans held for sale	21	15	40	28
Securities available for sale	121	135	250	264
Held-to-maturity securities	56	67	118	135
Trading account assets	5	9	13	17
Short-term investments	7	17	13	33
Other investments	—	4	1	8
Total interest income	1,190	1,329	2,441	2,633
INTEREST EXPENSE
Deposits	96	223	265	425
Federal funds purchased and securities sold under repurchase agreements	—	—	6	1
Bank notes and other short-term borrowings	5	5	10	9
Long-term debt	71	120	161	240
Total interest expense	172	348	442	675
NET INTEREST INCOME	1,018	981	1,999	1,958
Provision for credit losses	482	74	841	136
Net interest income after provision for credit losses	536	907	1,158	1,822
NONINTEREST INCOME
Trust and investment services income	123	122	256	237
Investment banking and debt placement fees	156	163	272	273
Service charges on deposit accounts	68	83	152	165
Operating lease income and other leasing gains	60	44	90	81
Corporate services income	52	53	114	108
Cards and payments income	91	73	157	139
Corporate-owned life insurance income	35	33	71	65
Consumer mortgage income	62	15	82	26
Commercial mortgage servicing fees	12	19	30	37
Other income (a)	33	17	(55)	27
Total noninterest income	692	622	1,169	1,158
NONINTEREST EXPENSE
Personnel	572	589	1,087	1,152
Net occupancy	71	73	147	145
Computer processing	56	56	111	110
Business services and professional fees	49	45	93	89
Equipment	25	24	49	48
Operating lease expense	34	32	70	58
Marketing	24	24	45	43
FDIC assessment	8	9	17	16
Intangible asset amortization	18	22	35	44
OREO expense, net	6	4	9	7
Other expense	150	141	281	270
Total noninterest expense	1,013	1,019	1,944	1,982
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	215	510	383	998
Income taxes	30	87	53	169
INCOME (LOSS) FROM CONTINUING OPERATIONS	185	423	330	829
Income (loss) from discontinued operations	2	2	3	3
NET INCOME (LOSS)	187	425	333	832
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO KEY	$187	$425	$333	$832
Income (loss) from continuing operations attributable to Key common shareholders	$159	$403	$277	$789
Net income (loss) attributable to Key common shareholders	161	405	280	792
Per Common Share:
Income (loss) from continuing operations attributable to Key common shareholders	$.16	$.40	$.29	$.79
Income (loss) from discontinued operations, net of taxes	—	—	—	—
Net income (loss) attributable to Key common shareholders (b)	.17	.40	.29	.79
Per Common Share — assuming dilution:
Income (loss) from continuing operations attributable to Key common shareholders	$.16	$.40	$.28	$.78
Income (loss) from discontinued operations, net of taxes	—	—	—	—
Net income (loss) attributable to Key common shareholders (b)	.17	.40	.29	.78
Cash dividends declared per Common Share	$.185	$.17	$.370	$.34
Weighted-average Common Shares outstanding (000)	967,147	999,163	967,380	1,003,047
Effect of Common Share options and other stock awards	4,994	8,801	6,892	9,318
Weighted-average Common Shares and potential Common Shares outstanding (000) (c)	972,141	1,007,964	974,272	1,012,365

(a)
For the three months ended June 30, 2020, we had no net securities gains (losses). For the six months ended June 30, 2020, net securities gains (losses) totaled $4 million. For the three and six months ended June 30, 2019, net securities gains (losses) totaled less than $1 million. For the three months ended June 30, 2020, and June 30, 2019, we did not have any impairment losses related to securities.

(b)	EPS may not foot due to rounding.

(c)	Assumes conversion of Common Share options and other stock awards and/or convertible preferred stock, as applicable.
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Comprehensive Income

in millions	Three months ended June 30,		Six months ended June 30,
(Unaudited)	2020	2019	2020	2019
Net income (loss)	$187	$425	$333	$832
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale, net of income taxes of $40, $91, $166 and $147	130	291	535	475
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of ($5), $68. $112, and $99	(14)	219	363	318
Foreign currency translation adjustments, net of income taxes of $0, $1, $0, and $1	—	1	—	4
Net pension and postretirement benefit costs, net of income taxes of $2, $5, $4, and $6	6	17	12	19
Total other comprehensive income (loss), net of tax	122	528	910	816
Comprehensive income (loss)	309	953	1,243	1,648
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	—
Comprehensive income (loss) attributable to Key	$309	$953	$1,243	$1,648

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Changes in Equity

	Key Shareholders’ Equity
dollars in millions, except per share amounts (Unaudited)	Preferred Shares Outstanding (000)	Common Shares Outstanding (000)	Preferred Stock	Common Shares	Capital Surplus	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
BALANCE AT DECEMBER 31, 2019	1,396	977,189	$1,900	$1,257	$6,295	$12,469	$(4,909)	$26	—
Cumulative effect from changes in accounting principle (a)						(230)
Net income (loss)						333			—
Other comprehensive income (loss)								910
Deferred compensation					—
Cash dividends declared
Common Shares ($.37 per share)						(362)
Series D Preferred Stock ($25 per depositary share)						(13)
Series E Preferred Stock ($.765626 per depositary share)						(15)
Series F Preferred Stock ($.70625 per depositary share)						(12)
Series G Preferred Stock ($.703126 per depositary share)						(13)
Open market Common Share repurchases		(6,067)					(117)
Employee equity compensation program Common Share repurchases		(1,814)			(55)		(36)
Common Shares reissued (returned) for stock options and other employee benefit plans		6,639			—		117
Net contribution from (distribution to) noncontrolling interests									—
Other						(3)
BALANCE AT JUNE 30, 2020	1,396	975,947	$1,900	$1,257	$6,240	$12,154	$(4,945)	$936	—

BALANCE AT MARCH 31, 2020	1,396	975,319	$1,900	$1,257	$6,222	$12,174	$(4,956)	$814	—
Net income (loss)						187			—
Other comprehensive income (loss)								122
Deferred compensation					1
Cash dividends declared
Common Shares ($.185 per share)						(181)
Series D Preferred Stock ($12.50 per depositary share)						(6)
Series E Preferred Stock ($.382813 per depositary share)						(7)
Series F Preferred Stock ($.353125 per depositary share)						(6)
Series G Preferred Stock ($.351563 per depositary share)						(7)
Open market Common Share repurchases		—					—
Employee equity compensation program Common Share repurchases		(19)			17		(1)
Common Shares reissued (returned) for stock options and other employee benefit plans		647			—		12
Net contribution from (distribution to) noncontrolling interests									—
Other						—
BALANCE AT JUNE 30, 2020	1,396	975,947	$1,900	$1,257	$6,240	$12,154	$(4,945)	$936	—

(a)
Includes the impact of implementing ASU 2016-13, Financial Instruments - Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments. See Note 1 (“Basis of Presentation and Accounting Policies”) for more information on our adoption of this guidance and the impact to our results of operations.

See Notes to Consolidated Financial Statements (Unaudited).

	Key Shareholders’ Equity
dollars in millions, except per share amounts (Unaudited)	Preferred Shares Outstanding (000)	Common Shares Outstanding (000)	Preferred Stock	Common Shares	Capital Surplus	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
BALANCE AT DECEMBER 31, 2018	946	1,019,503	$1,450	$1,257	$6,331	$11,556	$(4,181)	$(818)	$1
Net income (loss)						832			—
Other comprehensive income (loss):								816
Deferred compensation					1
Cash dividends declared
Common Shares ($.34 per share)						(343)
Series D Preferred Stock ($25 per depositary share)						(13)
Series E Preferred Stock ($.765626 per depositary share)						(15)
Series F Preferred Stock ($.70625 per depositary share)						(12)
Issuance of Series G Preferred Stock	450		450		(15)
Open market Common Share repurchases		(20,325)					(346)
Employee equity compensation program Common Share repurchases		(1,878)			(3)		(33)
Common shares reissued (returned) for stock options and other employee benefit plans		5,814			(48)		103
Net contribution from (distribution to) noncontrolling interests									1
BALANCE AT JUNE 30, 2019	1,396	1,003,114	$1,900	$1,257	$6,266	$12,005	$(4,457)	$(2)	$2

BALANCE AT MARCH 31, 2019	946	1,013,186	$1,450	$1,257	$6,259	$11,771	$(4,283)	$(530)	$2
Net income (loss)						425
Other comprehensive income (loss):
Deferred compensation					4				—
Cash dividends declared								528
Common Shares ($.17 per share)						(171)
Series D Preferred Stock ($12.50 per depositary share)						(7)
Series E Preferred Stock ($.382813 per depositary share)						(7)
Series F Preferred Stock ($.353125 per depositary share)						(6)
Issuance of Series G Preferred Stock	450		$450		(15)
Open market Common Share repurchases		(10,357)					(179)
Employee equity compensation program Common Share repurchases		(55)			(1)		(1)
Common shares reissued (returned) for stock options and other employee benefit plans		340			19		6
Net contribution from (distribution to) noncontrolling interests									—
BALANCE AT JUNE 30, 2019	1,396	1,003,114	$1,900	$1,257	$6,266	$12,005	$(4,457)	$(2)	$2

Consolidated Statements of Cash Flows

in millions	Six months ended June 30,
(Unaudited)	2020	2019
OPERATING ACTIVITIES
Net income (loss)	$333	$832
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for credit losses	841	136
Depreciation and amortization expense, net	86	121
Accretion of acquired loans	18	28
Increase in cash surrender value of corporate-owned life insurance	(58)	(57)
Stock-based compensation expense	51	48
Deferred income taxes (benefit)	(148)	68
Proceeds from sales of loans held for sale	6,437	4,445
Originations of loans held for sale, net of repayments	(6,816)	(4,890)
Net losses (gains) on sales of loans held for sale	(109)	(70)
Net losses (gains) on leased equipment	(16)	(11)
Net securities losses (gains)	(4)	—
Net losses (gains) on sales of fixed assets	3	11
Net decrease (increase) in trading account assets	395	(155)
Other operating activities, net	(908)	224
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	105	730
INVESTING ACTIVITIES
Cash received (used) in acquisitions, net of cash acquired	—	(185)
Net decrease (increase) in short-term investments, excluding acquisitions	(12,764)	119
Purchases of securities available for sale	(4,567)	(2,940)
Proceeds from sales of securities available for sale	583	—
Proceeds from prepayments and maturities of securities available for sale	2,933	1,457
Proceeds from prepayments and maturities of held-to-maturity securities	998	652
Purchases of held-to-maturity securities	(5)	(9)
Purchases of other investments	(96)	(30)
Proceeds from sales of other investments	26	28
Proceeds from prepayments and maturities of other investments	11	36
Net decrease (increase) in loans, excluding acquisitions, sales and transfers	(11,967)	(2,747)
Proceeds from sales of portfolio loans	91	146
Proceeds from corporate-owned life insurance	40	27
Purchases of premises, equipment, and software	(27)	(38)
Proceeds from sales of premises and equipment	—	1
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(24,744)	(3,483)
FINANCING ACTIVITIES
Net increase (decrease) in deposits, excluding acquisitions	23,643	2,637
Net increase (decrease) in short-term borrowings	891	18
Net proceeds from issuance of long-term debt	2,501	1,351
Payments on long-term debt	(1,507)	(1,002)
Issuance of preferred shares	—	435
Open market Common Share repurchases	(117)	(346)
Employee equity compensation program Common Share repurchases	(36)	(33)
Net proceeds from reissuance of Common Shares	6	5
Cash dividends paid	(415)	(383)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	24,966	2,682
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	327	(71)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	732	678
CASH AND DUE FROM BANKS AT END OF PERIOD	$1,059	$607
Additional disclosures relative to cash flows:
Interest paid	$465	$619
Income taxes paid (refunded)	59	(43)
Noncash items:
Reduction of secured borrowing and related collateral	$3	$2
Loans transferred to portfolio from held for sale	25	5
Loans transferred to held for sale from portfolio	210	52
Loans transferred to OREO	93	16
CMBS risk retentions	27	9
ABS risk retentions	9	—

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

All of our mortgage-backed securities are issued by U.S. government-sponsored enterprises or GNMA, are highly rated by major rating agencies and have a long history of no credit losses. Other securities are comprised of State of Israel bonds denominated and paid in U.S. dollars. Israel bonds have a long history of no credit losses. Additionally, as of June 30, 2020, the State of Israel's credit rating remains "stable" among Fitch, Moody's, and S&P (A+, A1, AA-).

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

Loans

Accrued interest on loans is included in "other assets" on the balance sheet and is excluded from the calculation of the allowance for credit losses due to our charge-off policy to reverse accrued interest on nonperforming loans against interest income in a timely manner. We have not classified loans that receive a payment deferral or forbearance under a COVID-19 hardship relief program as nonperforming loans and continue to accrue and recognize interest income during the period of the deferral. We, therefore, recognize an allowance for credit losses for accrued interest receivable amounts that result from deferred payments under a COVID-19 hardship relief program because those amounts would not be considered to be written off in a timely manner. As of June 30, 2020, the allowance for credit losses on accrued interest receivable was immaterial.

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

Additional information about the critical estimates and judgments we make in developing these models is provided in the section “Allowance for loan and lease losses” under the heading “Critical Accounting Policies and Estimates” in Item 2 of this report.

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

Allowance for Credit Losses on Other Financial Assets

The allowance for credit losses on other financial assets, such as other receivables and servicing advances, is determined based on historical loss information and other available indicators. If such information does not indicate any expected credit losses, Key may estimate the allowance for credit losses on other financial assets to be zero or close to zero. As of June 30, 2020, the allowance for credit losses on other financial assets was immaterial.

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

When indicators of impairment exist we may look to both quantitative and qualitative information to determine whether or not it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. Factors considered in the assessment include, but are not limited to, macroeconomic conditions, industry and market considerations, stock performance, financial performance of the reporting units, and previous results of goodwill impairment tests. When it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount a quantitative test is required. Under the new accounting guidance, the quantitative analysis requires the estimated fair value of each reporting unit to be compared to its carrying amount, including goodwill. If the estimated fair value of the reporting unit is less than its carrying value, an impairment charge would be recorded for the excess, not to exceed the amount of goodwill allocated to the reporting unit. The adoption of this accounting guidance must be applied prospectively and is not expected to have a material effect on our financial condition or results of operations.

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

Our basic and diluted earnings per Common Share are calculated as follows:

	Three months ended June 30,		Six months ended June 30,
dollars in millions, except per share amounts	2020	2019	2020	2019
EARNINGS
Income (loss) from continuing operations	$185	$423	$330	$829
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—
Income (loss) from continuing operations attributable to Key	185	423	330	829
Less: Dividends on Preferred Stock	26	20	53	40
Income (loss) from continuing operations attributable to Key common shareholders	159	403	277	789
Income (loss) from discontinued operations, net of taxes	2	2	3	3
Net income (loss) attributable to Key common shareholders	$161	$405	$280	$792
WEIGHTED-AVERAGE COMMON SHARES
Weighted-average Common Shares outstanding (000)	967,147	999,163	967,380	1,003,047
Effect of Common Share options and other stock awards	4,994	8,801	6,892	9,318
Weighted-average Common Shares and potential Common Shares outstanding (000) (a)	972,141	1,007,964	974,272	1,012,365
EARNINGS PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.16	$.40	$.29	$.79
Income (loss) from discontinued operations, net of taxes	—	—	—	—
Net income (loss) attributable to Key common shareholders (b)	.17	.40	.29	.79

Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$.16	$.40	$.28	$.78
Income (loss) from discontinued operations, net of taxes — assuming dilution	—	—	—	—
Net income (loss) attributable to Key common shareholders — assuming dilution (b)	.17	.40	.29	.78

(a)	Assumes conversion of Common Share options and other stock awards and/or convertible preferred stock, as applicable.

(b)	EPS may not foot due to rounding.

3. Loan Portfolio

Loan Portfolio by Portfolio Segment and Financing Receivable (a)

in millions	June 30, 2020	December 31, 2019
Commercial and industrial (b)	$58,297	$48,295
Commercial real estate:
Commercial mortgage	13,465	13,491
Construction	1,919	1,558
Total commercial real estate loans	15,384	15,049
Commercial lease financing (c)	4,524	4,688
Total commercial loans	78,205	68,032
Residential — prime loans:
Real estate — residential mortgage	8,149	7,023
Home equity loans	9,782	10,274
Total residential — prime loans	17,931	17,297
Consumer direct loans	4,327	3,513
Credit cards	974	1,130
Consumer indirect loans	4,722	4,674
Total consumer loans	27,954	26,614
Total loans (d)	$106,159	$94,646

(a)
Accrued interest of $225 million and $244 million at June 30, 2020, and December 31, 2019, respectively, presented in "other assets" on the Consolidated Balance Sheets is excluded from the amortized cost basis disclosed in this table.

(b)	Loan balances include $132 million and $144 million of commercial credit card balances at June 30, 2020, and December 31, 2019, respectively.

(c)
Commercial lease financing includes receivables held as collateral for a secured borrowing of $18 million and $15 million at June 30, 2020, and December 31, 2019, respectively. Principal reductions are based on the cash payments received from these related receivables. Additional information pertaining to this secured borrowing is included in Note 20 (“Long-Term Debt”) beginning on page 163 of our 2019 Form 10-K.

(d)	Total loans exclude loans of $780 million at June 30, 2020, and $865 million at December 31, 2019, related to the discontinued operations of the education lending business.

4. Asset Quality

ALLL

We estimate the appropriate level of the ALLL on at least a quarterly basis. The methodology is described in Note 1 ("Basis of Presentation and Accounting Policies") under the heading "Allowance for Loan and Lease Losses" of this report.

The ALLL at June 30, 2020, represents our current estimate of lifetime credit losses inherent in the loan portfolio at that date. The changes in the ALLL by loan category for the periods indicated are as follows:

Three months ended June 30, 2020:

in millions	March 31, 2020	Provision		Charge-offs	Recoveries	June 30, 2020
Commercial and Industrial	$542	$249		$(71)	$5	$725
Commercial real estate:
Real estate — commercial mortgage	207	87		(2)	—	292
Real estate — construction	25	16		—	—	41
Total commercial real estate loans	232	103		(2)	—	333
Commercial lease financing	44	14		(4)	1	55
Total commercial loans	818	366		(77)	6	1,113
Real estate — residential mortgage	89	14		(2)	—	101
Home equity loans	184	14		(2)	1	197
Consumer direct loans	116	22		(10)	2	130
Credit cards	104	13		(12)	2	107
Consumer indirect loans	48	16		(7)	3	60
Total consumer loans	541	79		(33)	8	595
Total ALLL — continuing operations	1,359	445	(a)	(110)	14	1,708
Discontinued operations	43	—		(2)	2	43
Total ALLL — including discontinued operations	$1,402	$445		$(112)	$16	$1,751

(a)	Excludes a provision for losses on lending-related commitments of $37 million.

Three months ended June 30, 2019:

in millions	March 31, 2019	Provision		Charge-offs	Recoveries	June 30, 2019
Commercial and Industrial	$530	$43		$(30)	$6	$549
Commercial real estate:
Real estate — commercial mortgage	144	(5)		(1)	1	139
Real estate — construction	28	(4)		—	—	24
Total commercial real estate loans	172	(9)		(1)	1	163
Commercial lease financing	35	14		(16)	2	35
Total commercial loans	737	48		(47)	9	747
Real estate — residential mortgage	8	—		(1)	—	7
Home equity loans	36	4		(6)	2	36
Consumer direct loans	33	7		(10)	2	32
Credit cards	47	7		(12)	2	44
Consumer indirect loans	22	6		(8)	4	24
Total consumer loans	146	24		(37)	10	143
Total ALLL — continuing operations	883	72	(a)	(84)	19	890
Discontinued operations	13	2		(4)	1	12
Total ALLL — including discontinued operations	$896	$74		$(88)	$20	$902

(a)	Excludes a provision for losses on lending-related commitments of $2 million.

Six months ended June 30, 2020:

in millions	December 31, 2019	Impact of ASC 326 Adoption	January 1, 2020	Provision		Charge-offs	Recoveries	June 30, 2020
Commercial and Industrial	$551	$(141)	$410	$436		$(131)	$10	$725
Commercial real estate:
Real estate — commercial mortgage	143	16	159	137		(5)	1	292
Real estate — construction	22	(7)	15	26		—	—	41
Total commercial real estate loans	165	9	174	163		(5)	1	333
Commercial lease financing	35	8	43	17		(6)	1	55
Total commercial loans	751	(124)	627	616		(142)	12	1,113
Real estate — residential mortgage	7	77	84	19		(2)	—	101
Home equity loans	31	147	178	22		(6)	3	197
Consumer direct loans	34	63	97	51		(22)	4	130
Credit cards	47	35	82	44		(23)	4	107
Consumer indirect loans	30	6	36	32		(16)	8	60
Total consumer loans	149	328	477	168		(69)	19	595
Total ALLL — continuing operations	900	204	1,104	784	(a)	(211)	31	1,708
Discontinued operations	10	31	41	3		(4)	3	43
Total ALLL — including discontinued operations	$910	$235	$1,145	$787		$(215)	$34	$1,751

(a)	Excludes a provision for losses on lending-related commitments of $57 million.

Six months ended June 30, 2019:

in millions	December 31, 2018	Provision	Charge-offs	Recoveries	June 30, 2019
Commercial and Industrial	$532	$67	$(131)	$10	$549
Commercial real estate:
Real estate — commercial mortgage	142	1	(5)	1	139
Real estate — construction	33	(5)	—	—	24
Total commercial real estate loans	175	(4)	(5)	1	163
Commercial lease financing	36	20	(6)	1	35
Total commercial loans	743	83	(142)	12	747
Real estate — residential mortgage	7	1	(2)	—	7
Home equity loans	35	7	(6)	3	36
Consumer direct loans	30	19	(22)	4	32
Credit cards	48	15	(23)	4	44
Consumer indirect loans	20	11	(16)	8	24
Total consumer loans	140	53	(69)	19	143
Total ALLL — continuing operations	883	136	(211)	31	890
Discontinued operations	14	4	(4)	3	12
Total ALLL — including discontinued operations	$897	$140	$(215)	$34	$902

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

We develop our reasonable and supportable forecasts using relevant data including, but not limited to, changes in economic output, unemployment rates, property values, and other factors associated with the credit losses on financial assets. Some macroeconomic variables apply to all portfolio segments, while others are more portfolio specific. The following table discloses key macroeconomic variables for each loan portfolio.

Segment	Portfolio	Key Macroeconomic Variables (a)
Commercial	Commercial and industrial	BBB corporate bond rate (spread), GDP, industrial production, and unemployment rate
	Commercial real estate	BBB corporate bond rate (spread), property and real estate price indices, and unemployment rate
	Commercial lease financing	BBB corporate bond rate (spread), GDP, and unemployment rate
Consumer	Real estate — residential mortgage	GDP, home price index, unemployment rate, and 30 year mortgage rate
	Home equity	Home price index, unemployment rate, and 30 year mortgage rate
	Consumer direct	Unemployment rate and U.S. household income
	Consumer indirect	New vehicle sales and unemployment rate
	Credit cards	Unemployment rate and U.S. household income
	Discontinued operations	Unemployment rate

(a)	Variables include all transformations and interactions with other risk drivers. Additionally, variables may have varying impacts at different points in the economic cycle.

In addition to macroeconomic drivers, portfolio attributes such as remaining term, outstanding balance, risk ratings, FICO, LTV, and delinquency also drive ALLL changes. Our ALLL models were designed to capture the correlation between economic and portfolio changes. As such, evaluating shifts in individual portfolio attributes and macroeconomic variables in isolation may not be indicative of past or future performance.

Economic Outlook

As of June 30, 2020, the COVID-19 pandemic has continued to create unprecedented economic stress and uncertainty in the U.S. and globally. We leveraged the Moody’s May 2020 Consensus forecast to estimate our expected credit losses as of June 30, 2020. This forecast considered the global economic fallout from the ongoing pandemic as well as the United States' monetary and fiscal response. We determined such forecast to be a reasonable view of the outlook for the global economy given the available information at current quarter end.

The baseline scenario reflects a notable economic slowdown over the next two years in markets in which we operate. U.S. GDP was forecasted to decline 34% at an annualized rate in the second quarter of 2020 but improves in the second half of the year to decline approximately 5% in all of 2020. GDP is not expected to return to pre-pandemic levels until late 2021. The national unemployment rate forecast was adjusted to capture the expected impact from the fiscal stimulus, which had the effect of boosting personal income, partially offsetting the impact of job loss. The adjusted unemployment rate forecast peaks at 10.5% in the third quarter of 2020 and is expected to remain in the upper-single digits throughout 2021.

While cognizant of potentially more adverse economic outlooks, we also considered that the government’s stimulus efforts and programs instituted by the Federal Reserve will partially offset the economic contraction, as evidenced by the temporary disconnect between employment and personal income during the second quarter of 2020. As such, the scenario selected reasonably captured the ultimate expected loss experience for our portfolio as of June 30, 2020. To the extent we identified credit risk considerations that were not captured by the third-party economic forecast, we addressed the risk through management’s qualitative adjustments to the ALLL.

As a result of the unprecedented economic uncertainty caused by the COVID-19 pandemic, our future loss estimates may vary considerably from our June 30, 2020, assumptions.

Commercial Loan Portfolio

The ALLL from continuing operations for the commercial segment increased by $486 million, or 77.5%, from March 31, 2020. The overall increase in the allowance is driven by updated economic forecasts that capture additional deterioration triggered by the global COVID-19 pandemic.

The primary drivers in changes to the economic forecast are (1) an increase in unemployment levels, which impacts all commercial portfolios; and (2) real estate price indices, which predominately impact our commercial real estate portfolio. We continue to closely monitor oil & gas price forecasts and made several downgrades during the quarter aligning with the semi-annual borrowing base re-determination process.

As of June 30, 2020, we concluded that no ALLL is necessary for $8.0 billion in outstanding PPP loans as they are 100% guaranteed by the SBA.

Consumer Loan Portfolio

The ALLL from continuing operations for the consumer segment increased by $118 million, or 24.7%, from March 31, 2020. The overall increase in the allowance is driven by updated economic forecasts that capture additional deterioration triggered by the global COVID-19 pandemic.

The main driver in the change in the economic forecast is an increase in unemployment levels, which is most impactful for our credit card and indirect loan portfolios. Deterioration in the HPI outlook is also contributing to the ALLL increase for the residential mortgage and home equity segments. Incremental credit risk considerations as a result of the economic stress and related borrower assistance programs are addressed through qualitative adjustments in cases where these are not already captured by the economic scenarios and quantitative estimates. As it relates to changes in the ALLL due to portfolio factors, minimal shifts are largely driven by targeted portfolio growth across several segments and ongoing portfolio seasoning activity.

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

Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category and Vintage (a)

As of June 30, 2020	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and Internal Risk Rating
in millions	2020	2019	2018	2017	2016	Prior			Total
Commercial and Industrial
Risk Rating:
Pass	$12,011	$6,386	$5,004	$3,290	$2,393	$3,996	$22,395	$141	$55,616
Criticized (Accruing)	24	60	164	164	70	169	1,608	18	2,277
Criticized (Nonaccruing)	3	12	28	31	38	58	234	—	404
Total commercial and industrial	12,038	6,458	5,196	3,485	2,501	4,223	24,237	159	58,297
Real estate — commercial mortgage
Risk Rating:
Pass	1,087	3,303	1,955	1,040	963	3,600	1,039	37	13,024
Criticized (Accruing)	—	8	29	65	34	193	16	5	350
Criticized (Nonaccruing)	—	—	1	3	4	78	4	1	91
Total real estate — commercial mortgage	1,087	3,311	1,985	1,108	1,001	3,871	1,059	43	13,465
Real estate — construction
Risk Rating:
Pass	205	603	721	239	68	21	18	3	1,878
Criticized (Accruing)	—	4	8	—	24	3	1	—	40
Criticized (Nonaccruing)	—	—	—	—		1	—	—	1
Total real estate — construction	205	607	729	239	92	25	19	3	1,919
Commercial lease financing
Risk Rating:
Pass	503	1,275	702	640	307	1,030	—	—	4,457
Criticized (Accruing)	6	8	12	11	10	11	—	—	58
Criticized (Nonaccruing)	—	—	2	3	4	—	—	—	9
Total commercial lease financing	509	1,283	716	654	321	1,041		—	4,524
Total commercial loans	$13,839	$11,659	$8,626	$5,486	$3,915	$9,160	$25,315	$205	$78,205

(a)	Accrued interest of $121 million, presented in Other Assets on the Consolidated Balance Sheets, was excluded from the amortized cost basis disclosed in this table.
Consumer Credit Exposure
Credit Risk Profile by FICO Score and Vintage (a)

As of June 30, 2020	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and FICO Score
in millions	2020	2019	2018	2017	2016	Prior			Total
Real estate — residential mortgage
FICO Score:
750 and above	$1,681	$1,878	$294	$320	$648	$1,523	—	—	$6,344
660 to 749	348	398	96	67	115	402	—	—	1,426
Less than 660	17	30	24	12	32	193	—	—	308
No Score	—	2	3	7	2	57	—	—	71
Total real estate — residential mortgage	2,046	2,308	417	406	797	2,175	—	—	8,149
Home equity loans
FICO Score:
750 and above	386	450	190	217	206	901	$2,809	$406	5,565
660 to 749	176	275	125	129	106	428	1,760	196	3,195
Less than 660	19	54	32	32	37	164	604	65	1,007
No Score	2	2	1	—	—	3	5	2	15
Total home equity loans	583	781	348	378	349	1,496	5,178	669	9,782
Consumer direct loans
FICO Score:
750 and above	1,113	1,214	146	44	24	69	127	—	2,737
660 to 749	274	351	101	32	18	39	270	—	1,085
Less than 660	10	43	28	11	7	13	98	—	210
No Score	23	49	26	17	9	13	158	—	295
Total consumer direct loans	1,420	1,657	301	104	58	134	653	—	4,327
Credit cards
FICO Score:
750 and above	—	—	—	—	—	—	450	—	450
660 to 749	—	—	—	—	—	—	416	—	416
Less than 660	—	—	—	—	—	—	107	—	107
No Score	—	—	—	—	—	—	1	—	1
Total credit cards	—	—	—	—	—	—	974	—	974
Consumer indirect loans
FICO Score:
750 and above	557	1,056	457	254	107	97	—	—	2,528
660 to 749	336	717	303	137	57	73	—	—	1,623
Less than 660	69	208	129	74	37	39	—	—	556
No Score	15	—	—	—	—	—	—	—	15
Total consumer indirect loans	977	1,981	889	465	201	209	—	—	4,722
Total consumer loans	$5,026	$6,727	$1,955	$1,353	$1,405	$4,014	$6,805	$669	$27,954

(a)	Accrued interest of $104 million, presented in Other Assets on the Consolidated Balance Sheets, was excluded from the amortized cost basis disclosed in this table.

Nonperforming and Past Due Loans

Our policies for determining past due loans, placing loans on nonaccrual, applying payments on nonaccrual loans, and resuming accrual of interest for our commercial and consumer loan portfolios are disclosed in Note 1 (”Basis of Presentation and Accounting Policies”) and Note 1 (“Summary of Significant Accounting Policies”) under the heading “Nonperforming Loans” beginning on page 101 of our 2019 Form 10-K.

Under the CARES Act as well as banking regulator interagency guidance, certain loan modifications to borrowers experiencing financial distress as a result of the economic impacts created by the COVID-19 pandemic may not be required to be reported as past due and nonperforming. For COVID-19 related loan modifications which occurred from March 1, 2020, through June 30, 2020, and met the loan modification criteria under either the CARES Act or the criteria specified by the regulatory agencies, we have elected to re-age to current status all commercial loans and consumer loans that are not secured by real-estate and freeze the delinquency status of consumer real estate secured loans as of the modification or forbearance grant date. At June 30, 2020, $3.9 billion of loan modifications and forbearances made under the criteria of either the CARES Act or banking regulator interagency guidance were not reported as nonperforming.

The following aging analysis of past due and current loans as of June 30, 2020, and December 31, 2019, provides further information regarding Key’s credit exposure.

Aging Analysis of Loan Portfolio(a)

June 30, 2020	Current	30-59 Days Past Due (b)	60-89 Days Past Due (b)	90 and Greater Days Past Due (b)	Non-performing Loans (c)	Total Past Due and Non-performing Loans (c)	Total Loans (d)
in millions
LOAN TYPE
Commercial and industrial	$57,659	$116	$71	$47	$404	$638	$58,297
Commercial real estate:
Commercial mortgage	13,269	52	41	12	91	196	13,465
Construction	1,916	—	—	2	1	3	1,919
Total commercial real estate loans	15,185	52	41	14	92	199	15,384
Commercial lease financing	4,472	40	—	3	9	52	4,524
Total commercial loans	$77,316	$208	$112	$64	$505	$889	$78,205
Real estate — residential mortgage	$8,039	$16	$5	$—	$89	$110	$8,149
Home equity loans	9,592	31	12	6	141	190	9,782
Consumer direct loans	4,306	9	4	5	3	21	4,327
Credit cards	957	3	3	9	2	17	974
Consumer indirect loans	4,683	13	3	3	20	39	4,722
Total consumer loans	$27,577	$72	$27	$23	$255	$377	$27,954
Total loans	$104,893	$280	$139	$87	$760	$1,266	$106,159

(a)	Amounts in table represent amortized cost and exclude loans held for sale.

(b)	Accrued interest of $225 million presented in “other assets” on the Consolidated Balance Sheets is excluded from the amortized cost basis disclosed in this table.

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

At June 30, 2020, the approximate carrying amount of our commercial nonperforming loans outstanding represented 79% of their original contractual amount owed, total nonperforming loans outstanding represented 80% of their original contractual amount owed, and nonperforming assets in total were carried at 88% of their original contractual amount owed.

Nonperforming loans reduced expected interest income by $7 million and $13 million for the three and six months ended June 30, 2020, respectively, and $9 million and $17 million for the three and six months ended June 30, 2019, respectively.

The amortized cost basis of nonperforming loans on nonaccrual status for which there is no related allowance for credit losses was $403 million at June 30, 2020.

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

There were no significant changes in the extent to which collateral secures our collateral-dependent financial assets during the three months ended June 30, 2020.

TDRs

We classify loan modifications as TDRs when a borrower is experiencing financial difficulties and we have granted a concession without commensurate financial, structural, or legal consideration. Our loan modifications are handled on a case-by-case basis and are negotiated to achieve mutually agreeable terms that maximize loan collectability and meet the borrower’s financial needs. Under the CARES Act as well as banking regulator interagency guidance, certain loan modifications to borrowers experiencing financial distress as a result of the economic impacts created by the COVID-19 pandemic may not be required to be treated as TDRs under U.S GAAP.  We elected to suspend TDR accounting for $3.9 billion of COVID-19 related loan modifications as of June 30, 2020 as such loan modifications met the criteria under either the CARES Act or banking regulator interagency guidance.

Commitments outstanding to lend additional funds to borrowers whose loan terms have been modified in TDRs were $1 million and $5 million at June 30, 2020, and December 31, 2019, respectively.

The consumer TDR other concession category in the table below primarily includes those borrowers’ debts that are discharged through Chapter 7 bankruptcy and have not been formally re-affirmed. At June 30, 2020, and December 31, 2019, the recorded investment of consumer residential mortgage loans in the process of foreclosure was approximately $63 million and $97 million, respectively.

The following table shows the post-modification outstanding recorded investment by concession type for our commercial and consumer accruing and nonaccruing TDRs that occurred during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
in millions	2020	2019	2020	2019
Commercial loans:
Extension of Maturity Date	8	$6	$8	$6
Payment or Covenant Modification/Deferment	—	18	—	18
Bankruptcy Plan Modification	—	11	—	11
Increase in new commitment or new money	4	—	4	—
Total	12	$35	$12	$35
Consumer loans:
Interest rate reduction	$1	$4	$9	$8
Other	5	9	13	16
Total	$6	$13	$22	$24
Total TDRs	$18	$48	$34	$59

The following table summarizes the change in the post-modification outstanding recorded investment of our accruing and nonaccruing TDRs during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
in millions	2020	2019	2020	2019
Balance at beginning of the period	$340	$365	$347	$399
Additions	22	54	39	68
Payments	(35)	(19)	(53)	(58)
Charge-offs	(17)	(5)	(23)	(14)
Balance at end of period	$310	$395	$310	$395

A further breakdown of TDRs included in nonperforming loans by loan category for the periods indicated are as follows:

	June 30, 2020			December 31, 2019
	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
dollars in millions
LOAN TYPE
Nonperforming:
Commercial and industrial	50	$57	$43	51	$72	$53
Commercial real estate:
Commercial mortgage	8	65	58	6	64	58
Total commercial real estate loans	8	65	58	6	64	58
Total commercial loans	58	122	101	57	136	111
Real estate — residential mortgage	191	16	14	181	13	11
Home equity loans	574	36	34	713	42	41
Consumer direct loans	134	2	2	172	2	2
Credit cards	290	2	2	368	2	2
Consumer indirect loans	939	16	13	1,131	19	16
Total consumer loans	2,128	72	65	2,565	78	72
Total nonperforming TDRs	2,186	194	166	2,622	214	183
Prior-year accruing:(a)
Commercial and industrial	3	2	—	6	30	25
Commercial real estate
Commercial mortgage	1	—	—	1	—	—
Total commercial real estate loans	1	—	—	1	—	—
Total commercial loans	4	2	—	7	30	25
Real estate — residential mortgage	487	36	30	493	37	31
Home equity loans	1,872	111	91	1,751	104	84
Consumer direct loans	183	4	3	139	4	3
Credit cards	602	4	2	486	3	1
Consumer indirect loans	820	31	18	714	33	20
Total consumer loans	3,964	186	144	3,583	181	139
Total prior-year accruing TDRs	3,968	188	144	3,590	211	164
Total TDRs	6,154	$382	$310	6,212	$425	$347

(a)	All TDRs that were restructured prior to January 1, 2020, and January 1, 2019, and are fully accruing.

Commercial loan TDRs are considered defaulted when principal and interest payments are 90 days past due. Consumer loan TDRs are considered defaulted when principal and interest payments are more than 60 days past due. During the three months ended June 30, 2020, there were no commercial loan TDRs and 43 consumer loan TDRs with a combined recorded investment of $1 million that experienced payment defaults after modifications resulting in TDR status during 2019. During the three months ended June 30, 2019, there were no commercial loan TDRs and 102 consumer loan TDRs with a combined recorded investment of $2 million that experienced payment defaults after modifications resulting in TDR status during 2018.

During the six months ended June 30, 2020, there were no commercial loan TDRs and 127 consumer loan TDRs with a combined recorded investment of $3 million that experienced payment defaults after modifications resulting in TDR status during 2019. During the six months ended June 30, 2019, there were no commercial loan TDRs and 174 consumer loan TDRs with a combined recorded investment of $4 million that experienced payment defaults after modifications resulting in TDR status during 2018.

Liability for Credit Losses on Off Balance Sheet Exposures

The liability for credit losses inherent in unfunded lending-related commitments, such as letters of credit and unfunded loan commitments, and certain financial guarantees is included in “accrued expense and other liabilities” on the balance sheet.

Changes in the liability for credit losses on off balance sheet exposures are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
in millions	2020	2019	2020	2019
Balance at the end of the prior period	$161	$62	$68	$64
Liability for credit losses on contingent guarantees at the end of the prior period	—	—	7	—
Cumulative effect from change in accounting principle (a), (b)	—	—	66	—
Balance at beginning of period	161	62	141	64
Provision (credit) for losses on off balance sheet exposures	37	2	57	—
Balance at end of period	$198	$64	$198	$64

(a)	The cumulative effect from change in accounting principle relates to the January 1, 2020, adoption of ASU 2016-13.

(b)	Excludes $4 million related to the provision for other financial assets.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are measured at fair value on a recurring basis in accordance with GAAP. The following tables present these assets and liabilities at June 30, 2020, and December 31, 2019.

	June 30, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
in millions
ASSETS MEASURED ON A RECURRING BASIS
Trading account assets:
U.S. Treasury, agencies and corporations	—	$531	—	$531	—	$843	—	$843
States and political subdivisions	—	40	—	40	—	30	—	30
Other mortgage-backed securities	—	16	$36	52	—	78	—	78
Other securities	—	13	—	13	—	44	—	44
Total trading account securities	—	600	36	636	—	995	—	995
Commercial loans	—	9	—	9	—	45	—	45
Total trading account assets	—	609	36	645	—	1,040	—	1,040
Securities available for sale:
U.S. Treasury, agencies and corporations	—	3,465	—	3,465	—	334	—	334
States and political subdivisions	—	4	—	4	—	4	—	4
Agency residential collateralized mortgage obligations	—	11,947	—	11,947	—	12,783	—	12,783
Agency residential mortgage-backed securities	—	1,445	—	1,445	—	1,714	—	1,714
Agency commercial mortgage-backed securities	—	6,727	—	6,727	—	6,997	—	6,997
Other securities	—	—	12	12	—	—	$11	11
Total securities available for sale	—	23,588	12	23,600	—	21,832	11	21,843
Other investments:
Principal investments:
Direct	—	—	1	1	—	—	1	1
Indirect (measured at NAV) (a)	—	—	—	56	—	—	—	68
Total principal investments	—	—	1	57	—	—	1	69
Equity investments:
Direct	—	—	12	12	—	—	12	12
Direct (measured at NAV) (a)	—	—	—	1	—	—	—	1
Indirect (measured at NAV) (a)	—	—	—	8	—	—	—	8
Total equity investments	—	—	12	21	—	—	12	21
Total other investments	—	—	13	78	—	—	13	90
Loans, net of unearned income (residential)	—	—	5	5	—	—	4	4
Loans held for sale (residential)	—	250	—	250	—	140	—	140
Derivative assets:
Interest rate	—	1,968	52	2,020	—	941	22	963
Foreign exchange	$79	29	—	108	$49	18	—	67
Commodity	—	487	—	487	—	208	—	208
Credit	—	1	3	4	—	—	1	1
Other	—	37	46	83	—	9	5	14
Derivative assets	79	2,522	101	2,702	49	1,176	28	1,253
Netting adjustments (b)	—	—	—	(609)	—	—	—	(473)
Total derivative assets	79	2,522	101	2,093	49	1,176	28	780
Accrued income and other assets	—	—	—	—	—	—	—	—
Total assets on a recurring basis at fair value	$79	$26,969	$167	$26,671	$49	$24,188	$56	$23,897
LIABILITIES MEASURED ON A RECURRING BASIS
Bank notes and other short-term borrowings:
Short positions	$285	$430	—	$715	$19	$686	—	$705
Derivative liabilities:
Interest rate	—	337	—	337	—	253	—	253
Foreign exchange	69	28	—	97	43	17	—	60
Commodity	—	462	—	462	—	200	—	200
Credit	—	—	$20	20	—	1	$9	10
Other	—	23	—	23	—	10	—	10
Derivative liabilities	69	850	20	939	43	481	9	533
Netting adjustments (b)	—	—	—	(629)	—	—	—	(335)
Total derivative liabilities	69	850	20	310	43	481	9	198
Total liabilities on a recurring basis at fair value	$354	$1,280	$20	$1,025	$62	$1,167	$9	$903

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
Fair value of Level 3 securities is determined by:
• Internally developed valuation techniques, principally discounted cash flow methods (income approach).
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

We are in the process of winding down our direct principal investment portfolio. As of June 30, 2020, the balance is less than $1 million.
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

Under the provisions of the Volcker Rule, we are required to dispose or conform our indirect investments to the requirements of the statute by no later than July 21, 2022. As of June 30, 2020, we have not committed to a plan to sell these investments. Therefore, these investments continue to be valued using the net asset value per share methodology.
NAV

The following table presents the fair value of our direct and indirect principal investments and related unfunded commitments at June 30, 2020, as well as financial support provided for the three and six months ended June 30, 2020, and June 30, 2019.

			Financial support provided
			Three months ended June 30,				Six months ended June 30,
	June 30, 2020		2020		2019		2020		2019
in millions	Fair Value	Unfunded Commitments	Funded Commitments	Funded Other	Funded Commitments	Funded Other	Funded Commitments	Funded Other	Funded Commitments	Funded Other
INVESTMENT TYPE
Direct investments	$1	—	—	$—	—	—	—	—	—	—
Indirect investments (measured at NAV) (a)	56	$18	$—	—	—	—	$—	—	$2	—
Total	$57	$18	—	$—	—	—	$—	—	$2	—

(a)
Our indirect investments consist of buyout funds, venture capital funds, and fund of funds. These investments are generally not redeemable. Instead, distributions are received through the liquidation of the underlying investments of the fund. An investment in any one of these funds typically can be sold only with the approval of the fund’s general partners. At June 30, 2020, no significant liquidation of the underlying investments has been communicated to Key. The purpose of funding our capital commitments to these investments is to allow the funds to make additional follow-on investments and pay fund expenses until the fund dissolves. We, and all other investors in the fund, are obligated to fund the full amount of our respective capital commitments to the fund based on our and their respective ownership percentages, as noted in the applicable Limited Partnership Agreement.

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

• Credit spreads and interest rates

The unobservable internally derived assumptions include:

• Loss given default

• Internal risk assessments of customers
The fair value represents an estimate of the amount that the risk participation counterparty would need to pay/receive as of the measurement date based on the probability of customer default on the swap transaction and the fair value of the underlying customer swap. Therefore, for sold risk participation agreements, a higher loss probability and a lower credit rating would negatively affect the fair value of the risk participations and a lower loss probability and higher credit rating would positively affect the fair value of the risk participations. (For purchased risk participation agreements, higher loss probabilities and lower credit ratings would positively affect the fair value.)

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
Level 1 and 2

Changes in Level 3 Fair Value Measurements

The following table shows the components of the change in the fair values of our Level 3 financial instruments measured at fair value on a recurring basis for the three and six months ended June 30, 2020, and June 30, 2019.

in millions	Beginning of Period Balance	Gains (Losses) Included in Other Comprehensive Income	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers Other	Transfers into Level 3		Transfers out of Level 3		End of Period Balance	Unrealized Gains (Losses) Included in Earnings
Six months ended June 30, 2020
Trading account assets
Other mortgage-backed securities	—	—	—		—	—	—	—	$36	(d)	—		$36	—
Securities available for sale
Other securities	$11	$1	—		—	—	—	—	—		—		12	—
Other investments
Principal investments
Direct	1	—	—		—	—	—	—	—		—		1	—
Equity investments
Direct	12	—	—		—	—	—	—	$—		—		12	—
Loans held for sale (residential)	—	—	—		—	$(10)	—	$10	—		—		—	—
Loans, net of unearned income (residential)	4	—	—		—	(1)	—	2	—		—		5	—
Derivative instruments (b)
Interest rate	22	—	$22	(c)	$11	(1)	—	—	62	(d)	$(64)	(d)	52	—
Credit	(8)	—	(10)	(c)	1	—	—	—	—		—		(17)	—
Other (e)	5	—	—		—	—	—	41	—		—		46	—
Three months ended June 30, 2020
Trading account assets
Other mortgage-backed securities	—	—	—		—	—	—	—	$36	(d)	—		$36	—
Securities available for sale
Other securities	$9	$3	—		—	—	—	—	—		—		12	—
Other investments
Principal investments
Direct	1	—	—		—	—	—	—	—		—		1	—
Equity investments
Direct	10	—	$2	(a)	—	—	—	—	—		—		12	2	(a)
Loans held for sale (residential)	10	—	—		—	$(10)	—	—	—		—		—	—
Loans, net of unearned income (residential)	3	—	—		—	—	—	$2	—		—		5	—
Derivative instruments (b)
Interest rate	96	—	3	(c)	—	—	—	—	7	(d)	$(54)	(d)	52	—
Credit	(23)	—	6	(c)	—		—	—	—				(17)	—
Other (e)	23	—	—		—	—	—	23	—		—		46	—

in millions	Beginning of Period Balance	Gains (Losses) Included in Other Comprehensive Income	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers Other	Transfers into Level 3		Transfers out of Level 3		End of Period Balance	Unrealized Gains (Losses) Included in Earnings
Six months ended June 30, 2019
Securities available for sale
Other securities	$20	$15	—		—	—	—	—	—		$(24)		$11	—
Other investments
Principal investments
Direct (a)	1	—	—		—	—	—	—	—		—		1	—
Equity investments
Direct	7	—	$(1)	(a)	—	—	—	—	$1		—		7	(1)
Loans held for sale (residential)	—	—	—		—	$(1)	—	$1	—		—		—	—
Loans, net of unearned income (residential)	3	—	—		—	—	—	—	—		—		3	—
Derivative instruments (b)
Interest rate	5	—	3	(c)	—	—	—	—	2	(d)	(6)	(d)	4	—
Credit	—	—	—		$(1)	—	—	—	—		—		(1)	—
Other (e)	3	—	—		—	—	—	3	—		—		6	—
Three months ended June 30, 2019
Securities available for sale
Other securities	$25	$10	—		—	—	—	—	—		$(24)		$11	—
Other investments
Principal investments
Direct	1	—	—		$(1)	$1	—	—	—		—		1	$—
Equity investments
Direct	8	—	$(1)	(a)	—	—	—	—	—		—		7	(1)
Loans held for sale (residential)	1	—	—		—	(1)	—	—	—		—		—	—
Loans, net of unearned income (residential)	3	—	—		—	—	—	—	—		—		3	—
Derivative instruments (b)
Interest rate	3	—	2	(c)	—	—	—	—	$—		(1)	(d)	4	—
Credit	(1)	—	—		—	—	$—	—	—		—		(1)	—
Other (e)	4	—	—		—	—	—	2	—		—		6	—

(a)	Realized and unrealized gains and losses on principal investments and other equity investments are reported in “other income” on the income statement.

(b)	Amounts represent Level 3 derivative assets less Level 3 derivative liabilities.

(c)	Realized and unrealized gains and losses on derivative instruments are reported in “corporate services income” and “other income” on the income statement.

(d)
Certain trading account assets and derivatives previously classified as Level 2 were transferred to Level 3 because Level 3 unobservable inputs became significant. Certain derivatives previously classified as Level 3 were transferred to Level 2 because Level 3 unobservable inputs became less significant.

(e)	Amounts represent Level 3 interest rate lock commitments.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in accordance with GAAP. The adjustments to fair value generally result from the application of accounting guidance that requires assets and liabilities to be recorded at the lower of cost or fair value, or assessed for impairment. There were no liabilities measured at fair value on a nonrecurring basis at June 30, 2020, and December 31, 2019.

The following table presents our assets measured at fair value on a nonrecurring basis at June 30, 2020, and December 31, 2019:

	June 30, 2020				December 31, 2019
in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A NONRECURRING BASIS
Collateral-dependent loans	—	$—	$135	$135	—	—	$76	$76
Accrued income and other assets	—	—	91	91	—	$118	51	169
Total assets on a nonrecurring basis at fair value	—	$—	$226	$226	—	$118	$127	$245

Qualitative Disclosures of Valuation Techniques
The following table describes the valuation techniques and significant inputs used to measure the significant classes of assets and liabilities reported at fair value on a nonrecurring basis, as well as the classification of each within the valuation hierarchy.

Asset/liability class	Valuation technique	Valuation hierarchy classification(s)
Collateral-dependent loans	When a loan is collateral-dependent, the fair value of the loan is determined based on the fair value of the underlying collateral.	Level 3
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

At June 30, 2020, and December 31, 2019, the carrying amount of equity investments under this method was $147 million and $134 million, respectively. No impairment was recorded for the three or six months ended June 30, 2020.
Level 3
Mortgage Servicing Assets(a)	Refer to Note 8. Mortgage Servicing Assets	Level 3

(a)	Asset classes included in “Accrued income and other assets” on the Consolidated Balance Sheets

Quantitative Information about Level 3 Fair Value Measurements

The range and weighted-average of the significant unobservable inputs used to fair value our material Level 3 recurring and nonrecurring assets at June 30, 2020, and December 31, 2019, along with the valuation techniques used, are shown in the following table:

	Level 3 Asset (Liability)		Valuation Technique	Significant Unobservable Input	Range (Weighted-Average) (b), (c)
dollars in millions	June 30, 2020	December 31, 2019			June 30, 2020	December 31, 2019
Recurring
Trading account assets:
Other mortgage-backed securities	$36	$—	Discounted cash flows	Discount rate	2.37% - 5.82% (3.05%)	N/A
				Conditional prepayment rate	8.5 - 14.0 (10.65)	N/A
				Constant default rate	0.5 - 2 (1.13)	N/A
				Loss severity	50 - 70% (55.70%)	N/A
Securities available-for-sale:
Other securities	$12	11	Discounted cash flows	Discount rate	N/A (15.09%)	N/A (16.10%)
				Marketability discount	N/A (30.00%)	N/A (30.00%)
				Volatility factor	N/A (44.00%)	N/A (43.00%)
Other investments:(a)
Equity investments
Direct	12	12	Discounted cash flows	Discount rate	13.48 - 16.88% (15.14%)	13.91 - 17.24% (15.61%)
				Marketability discount	N/A (30.00%)	N/A (30.00%)
				Volatility factor	N/A (55.00%)	N/A (47.00%)
Loans, net of unearned income (residential)	5	4	Market comparable pricing	Comparability factor	79.00-98.16% (90.80%)	79.00 - 98.00% (91.05%)
Derivative instruments:
Interest rate	52	22	Discounted cash flows	Probability of default	.02 - 100% (11.20%)	.02 - 100% (5.40%)
				Internal risk rating	1 - 19 (9.359)	1 - 19 (9.168)
				Loss given default	0 - 1 (.478)	0 - 1 (.492)
Credit (assets)	3	1	Discounted cash flows	Probability of default	.02 - 100% (9.20%)	.02 - 100% (4.2%)
				Internal risk rating	1 - 19 (10.32)	1 - 19 (10.13)
				Loss given default	0 - 1 (.491)	0 - 1 (.498)
Credit (liabilities)	(20)	(9)	Discounted cash flows	Probability of default	.02 - 100% (19.33%)	.02 - 100% (12.24%)
				Internal risk rating	1 - 19 (7.73)	1 - 19 (8.058)
				Loss given default	0 - 1 (.393)	0 - 1 (.411)
Other(d)	46	5	Discounted cash flows	Loan closing rates	33.78 - 99.70% (75.74%)	37.71 - 99.69% (79.33%)
Nonrecurring
Collateral-dependent loans	135	76	Fair value of collateral	Discount rate	0 - 55.00% (23.00%)	0 - 60.00% (10.00%)
Accrued income and other assets:
OREO and other Level 3 assets (e)	2	5	Appraised value	Appraised value	N/M	N/M

(a)	Principal investments, direct is excluded from this table as the balance at June 30, 2020, and December 31, 2019, is insignificant (less than $1 million).

(b)	The weighted average of significant unobservable inputs is calculated using a weighting relative to fair value.

(c)	For significant unobservable inputs with no range, a single figure is reported to denote the single quantitative factor used.

(d)	Amounts represent interest rate lock commitments.

(e)
Excludes $89 million and $46 million pertaining to mortgage servicing assets at June 30, 2020 and December 31, 2019. Refer to Note 8 (“Mortgage Servicing Assets”) for significant unobservable inputs pertaining to these assets.

Fair Value Disclosures of Financial Instruments

The Levels in the fair value hierarchy ascribed to our financial instruments and the related carrying amounts at June 30, 2020, and December 31, 2019, are shown in the following tables. Assets and liabilities are further arranged by measurement category.

	June 30, 2020
		Fair Value
in millions	Carrying Amount	Level 1	Level 2	Level 3	Measured at NAV	Netting Adjustment		Total
ASSETS (by measurement category)
Fair value - net income
Trading account assets (b)	$645	$—	$609	$36	—	—		$645
Other investments (b)	655	—	—	590	$65	—		655
Loans, net of unearned income (residential) (d)	5	—	—	5	—	—		5
Loans held for sale (residential) (b)	250	—	250	—	—	—		250
Derivative assets - trading (b)	1,974	79	2,433	101	—	$(639)	(f)	1,974
Fair value - OCI
Securities available for sale (b)	23,600	—	23,588	$12	—	—		23,600
Derivative assets - hedging (b)(g)	119	—	89	—	—	30	(f)	119
Amortized cost
Held-to-maturity securities (c)	9,075	—	9,520	—	—	—		9,520
Loans, net of unearned income (d)	104,446	—	—	102,765	—	—		102,765
Loans held for sale (b)	1,757	—	—	1,757	—	—		1,757
Other
Cash and short-term investments (a)	15,095	15,095	—	—	—	—		15,095
LIABILITIES (by measurement category)
Fair value - net income
Derivative liabilities - trading (b)	$309	$69	$845	20	—	$(625)	(f)	$309
Fair value - OCI
Derivative liabilities - hedging (b)(g)	1	—	5	—	—	(4)	(f)	1
Amortized cost
Time deposits (e)	8,487	—	8,540	—	—	—		8,540
Short-term borrowings (a)	1,983	285	1,698	—	—	—		1,983
Long-term debt (e)	13,734	13,870	731	—	—	—		14,601
Other
Deposits with no stated maturity (a)	127,026	—	127,026	—	—	—		127,026

	December 31, 2019
		Fair Value
in millions	Carrying Amount	Level 1	Level 2	Level 3	Measured at NAV	Netting Adjustment		Total
ASSETS (by measurement category)
Fair value - net income
Trading account assets (b)	$1,040	—	$1,040	—	—	—		$1,040
Other investments (b)	605	—	—	$528	$77	—		605
Loans, net of unearned income (residential) (d)	4	—	—	4	—	—		4
Loans held for sale (residential) (b)	140	—	140	—	—	—		140
Derivative assets - trading (b)	715	$49	985	28	—	$(347)	(f)	715
Fair value - OCI
Securities available for sale (b)	21,843	—	21,832	11	—	—		21,843
Derivative assets - hedging (b)(g)	65	—	191	—	—	(126)	(f)	65
Amortized cost
Held-to-maturity securities (c)	10,067	—	10,116	—	—	—		10,116
Loans, net of unearned income (d)	93,742	—	—	92,641	—	—		92,641
Loans held for sale (b)	1,194	—	—	1,194	—	—		1,194
Other
Cash and short-term investments (a)	2,004	2,004	—	—	—	—		2,004
LIABILITIES (by measurement category)
Fair value - net income
Derivative liabilities - trading (b)	$194	$43	$461	9	—	$(319)	(f)	$194
Fair value - OCI
Derivative liabilities - hedging (b)(g)	4	—	20	—	—	(16)	(f)	4
Amortized cost
Time deposits (e)	11,652	—	11,752	—	—	—		11,752
Short-term borrowings (a)	1,092	19	1,073	—	—	—		1,092
Long-term debt (e)	12,448	12,694	249	—	—	—		12,943
Other
Deposits with no stated maturity (a)	100,218	—	100,218	—	—	—		100,218

Valuation Methods and Assumptions

(a)	Fair value equals or approximates carrying amount. The fair value of deposits with no stated maturity does not take into consideration the value ascribed to core deposit intangibles.

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

DIscontinued assets — education lending business.  Our discontinued assets include government-guaranteed and private education loans originated through our education lending business that was discontinued in September 2009. This portfolio consists of loans recorded at carrying value with appropriate valuation reserves, and loans in portfolio recorded at fair value. All of these loans were excluded from the table above as follows:

•	Loans at carrying value, net of allowance, of $737 million ($608 million at fair value) at June 30, 2020, and $855 million ($729 million at fair value) at December 31, 2019;

•	Portfolio loans at fair value of $2 million at June 30, 2020, and $2 million at December 31, 2019.

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

	June 30, 2020				December 31, 2019
in millions	Amortized Cost (a)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies, and corporations	$3,465	—	—	$3,465	$334	—	—	$334
States and political subdivisions	3	$1	—	4	4	—	—	4
Agency residential collateralized mortgage obligations	11,600	348	$1	11,947	12,772	$82	$71	12,783
Agency residential mortgage-backed securities	1,373	72	—	1,445	1,677	41	4	1,714
Agency commercial mortgage-backed securities	6,301	426	—	6,727	6,898	139	40	6,997
Other securities	8	4	—	12	7	4	—	11
Total securities available for sale	$22,750	$851	$1	$23,600	$21,692	$266	$115	$21,843
HELD-TO-MATURITY SECURITIES
Agency residential collateralized mortgage obligations	$4,886	$151	—	$5,037	$5,692	$23	$49	$5,666
Agency residential mortgage-backed securities	359	16	—	375	409	6	—	415
Agency commercial mortgage-backed securities	3,805	278	—	4,083	3,940	78	9	4,009
Asset-backed securities	10	—	—	10	11	—	—	11
Other securities	15	—	—	15	15	—	—	15
Total held-to-maturity securities	$9,075	$445	—	$9,520	$10,067	$107	$58	$10,116

(a)
Amortized cost amounts exclude accrued interest receivable which is recorded within “other assets” on the balance sheet. At June 30, 2020, accrued interest receivable on available for sale securities and held-to-maturity securities totaled $39 million and $18 million, respectively.

The following table summarizes available for sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of June 30, 2020, and December 31, 2019.

	Duration of Unrealized Loss Position
	Less than 12 Months			12 Months or Longer			Total
in millions	Fair Value	Gross Unrealized Losses		Fair Value	Gross Unrealized Losses		Fair Value	Gross Unrealized Losses
June 30, 2020
Securities available for sale:
U.S Treasury, agencies, and corporations	$455	—	(a)	—	—		$455	—
Agency residential collateralized mortgage obligations	371	—	(a)	$58	$1		429	$1
Agency residential mortgage-backed securities	10	—	(a)	5	—	(a)	15	—
Held-to-maturity securities:
Agency residential collateralized mortgage obligations	—	—		37	—	(a)	37	—
Asset-backed securities	1	—	(a)	—	—		1	—
Other securities	10	—	(a)	—	—		10	—
Total securities in an unrealized loss position	$847	—		$100	$1		$947	$1
December 31, 2019
Securities available for sale:
U.S. Treasury, agencies, and corporations	$30	—	(b)	$30	—	(b)	$60	—
Agency residential collateralized mortgage obligations	3,432	$20		3,221	$51		6,653	$71
Agency residential mortgage-backed securities	33	—	(b)	629	4		662	4
Agency commercial mortgage-backed securities	1,541	17		1,213	23		2,754	40
Held-to-maturity securities:
Agency residential collateralized mortgage obligations	1,626	14		2,289	35		3,915	49
Agency residential mortgage-backed securities	56	—	(b)	—	—		56	—
Agency commercial mortgage-backed securities	518	9		—	—		518	9
Asset-backed securities	11	—	(b)	—	—		11	—
Other securities	3	—	(b)	—	—		3	—
Total securities in an unrealized loss position	$7,250	$60		$7,382	$113		$14,632	$173

(a)
At June 30, 2020, gross unrealized losses totaled less than $1 million for U.S. Treasury, agencies, and corporations, agency residential collateralized mortgage obligations, and agency residential mortgage-backed securities available for sale with a loss duration of less than 12 months. At June 30, 2020, gross unrealized losses totaled less than $1 million for asset-backed securities and other securities held-to-maturity with a loss duration of less than 12 months. At June 30, 2020, gross unrealized losses totaled less than $1 million for agency residential mortgage-backed securities available for sale with a loss duration greater than 12 months or longer. At June 30, 2020, gross unrealized losses totaled less than $1 million for agency residential collateralized mortgage obligations held-to-maturity with a loss duration greater than 12 months or longer.

(b)
At December 31, 2019, gross unrealized losses totaled less than $1 million for U.S. Treasury, agencies, and corporations and agency residential mortgage-backed securities available for sale with a loss duration of less than 12 months. At December 31, 2019, gross unrealized losses totaled less than $1 million for U.S. Treasury, Agencies, and Corporations securities available for sale with a loss duration greater than 12 months or longer. At December 31, 2019, gross unrealized losses totaled less than $1 million for agency residential mortgage-backed securities, asset-backed securities, and other securities held-to-maturity with a loss duration of less than 12 months.

Based on our evaluation at June 30, 2020, under the new impairment model, an allowance for credit losses has not been recorded nor have unrealized losses been recognized into income. The issuers of the securities are of high credit quality and have a long history of no credit losses, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely attributed to changes in interest rates and other market conditions. The issuers continue to make timely principle and interest payments.

At June 30, 2020, securities available for sale and held-to-maturity securities totaling $11.9 billion were pledged to secure securities sold under repurchase agreements, to secure public and trust deposits, to facilitate access to secured funding, and for other purposes required or permitted by law.

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

June 30, 2020	Securities Available for Sale		Held to Maturity Securities
in millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,918	$3,928	$126	$128
Due after one through five years	14,490	15,024	6,323	6,564
Due after five through ten years	4,340	4,646	2,626	2,828
Due after ten years	2	2	—	—
Total	$22,750	$23,600	$9,075	$9,520

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

At June 30, 2020, after taking into account the effects of bilateral collateral and master netting agreements, we had $119 million of derivative assets and $1 million of derivative liabilities that relate to contracts entered into for hedging purposes. As of the same date, after taking into account the effects of bilateral collateral and master netting agreements and a reserve for potential future losses, we had derivative assets of $2.0 billion and derivative liabilities of $309 million that were not designated as hedging instruments. These positions are primarily comprised of derivative contracts entered into for client accommodation purposes.

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

Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments

The following table summarizes the fair values of our derivative instruments on a gross and net basis as of June 30, 2020, and December 31, 2019. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements, but after the variation margin payments with central clearing organizations have been applied as settlement, as applicable. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Securities collateral related to legally enforceable master netting agreements is not offset on the balance sheet. Our derivative instruments are included in “accrued income and other assets” or “accrued expenses and other liabilities” on the balance sheet, as follows:

	June 30, 2020			December 31, 2019
		Fair Value			Fair Value
in millions	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate	$34,602	$89	$5	$39,208	$191	$20
Derivatives not designated as hedging instruments:
Interest rate	79,573	1,931	332	71,209	772	233
Foreign exchange	6,040	108	97	6,572	67	60
Commodity	6,399	487	462	5,324	208	200
Credit	591	4	20	427	1	10
Other (a)	7,818	83	23	3,337	14	10
Total	100,421	2,613	934	86,869	1,062	513
Netting adjustments (b)	—	(609)	(629)	—	(473)	(335)
Net derivatives in the balance sheet	135,023	2,093	310	126,077	780	198
Other collateral (c)	—	(3)	(1)	—	(2)	(42)
Net derivative amounts	$135,023	$2,090	$309	$126,077	$778	$156

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

Fair value hedges. During the six-month period ended June 30, 2020, we did not exclude any portion of fair value hedging instruments from the assessment of hedge effectiveness.

The following tables summarize the amounts that were recorded on the balance sheet as of June 30, 2020, and December 31, 2019, related to cumulative basis adjustments for fair value hedges.

	June 30, 2020
in millions	Balance sheet line item in which the hedge item is included	Carrying amount of hedged item (a)	Hedge accounting basis adjustment (b)
Interest rate contracts	Long-term debt	$9,222	$538

	December 31, 2019
	Balance sheet line item in which the hedge item is included	Carrying amount of hedged item (a)	Hedge accounting basis adjustment (b)
Interest rate contracts	Long-term debt	$8,408	$240

(a)	The carrying amount represents the portion of the liability designated as the hedged item.

(b)
Basis adjustments related to de-designated hedged items that no longer qualify as fair value hedges reduced the hedge accounting basis adjustment by $9 million and $9 million at June 30, 2020, and December 31, 2019, respectively,

Cash flow hedges. During the six-month period ended June 30, 2020, we did not exclude any portion of cash flow hedging instruments from the assessment of hedge effectiveness.

Considering the interest rates, yield curves, and notional amounts as of June 30, 2020, we expect to reclassify an estimated $276 million of after-tax net gains on derivative instruments designated as cash flow hedges from AOCI to income during the next 12 months. In addition, we expect to reclassify approximately $77 million of net gains related to terminated cash flow hedges from AOCI to income during the next 12 months. As of June 30, 2020, the maximum length of time over which we hedge forecasted transactions is 9 years.

The following tables summarize the effect of fair value and cash flow hedge accounting on the income statement for the three- and six-month periods ended June 30, 2020, and June 30, 2019.

	Location and amount of net gains (losses) recognized in income on fair value and cash flow hedging relationships
in millions	Interest expense – long-term debt	Interest income – loans	Interest expense - deposits	Other income
Three months ended June 30, 2020
Total amounts presented in the consolidated statement of income	$(71)	$980	$(96)	$33

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	(5)	—	—	—
Recognized on derivatives designated as hedging instruments	39	—	—	—
Net income (expense) recognized on fair value hedges	$34	—	—	—
Net gain (loss) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	$(1)	$90	—	—
Net income (expense) recognized on cash flow hedges	$(1)	$90	—	—

Three months ended June 30, 2019
Total amounts presented in the consolidated statement of income	$(120)	$1,082	$(223)	$17

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	$(152)	—	$(1)	—
Recognized on derivatives designated as hedging instruments	142	—	—	—
Net income (expense) recognized on fair value hedges	$(10)	—	$(1)	—
Net gain (loss) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	$—	$(19)	—	—
Net income (expense) recognized on cash flow hedges	$—	$(19)	—	—

	Location and amount of net gains (losses) recognized in income on fair value and cash flow hedging relationships
in millions	Interest expense – long-term debt	Interest income – loans	Interest expense - deposits	Other income
Six months ended June 30, 2020
Total amounts presented in the consolidated statement of income	$(161)	$2,006	$(265)	$(55)

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	(299)	—	—	—
Recognized on derivatives designated as hedging instruments	350	—	—	—
Net income (expense) recognized on fair value hedges	$51	—	—	—
Net gain (loss) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	$(2)	$124	—	—
Net income (expense) recognized on cash flow hedges	$(2)	$124	—	—

Six months ended June 30, 2019
Total amounts presented in the consolidated statement of income	$(240)	$2,148	$(425)	$27

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	$(245)	—	$(1)	—
Recognized on derivatives designated as hedging instruments	224	—	—	—
Net income (expense) recognized on fair value hedges	$(21)	—	$(1)	—
Net gain (loss) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	$(1)	$(43)	—	—
Net income (expense) recognized on cash flow hedges	$(1)	$(43)	—	—

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

The following tables summarize the pre-tax net gains (losses) on our cash flow and net investment hedges for the three- and six-month periods ended June 30, 2020, and June 30, 2019, and where they are recorded on the income statement. The table includes net gains (losses) recognized in OCI during the period and net gains (losses) reclassified from OCI into income during the current period.

in millions	Net Gains (Losses) Recognized in OCI	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income	Net Gains (Losses) Reclassified From OCI Into Income
Three months ended June 30, 2020
Cash Flow Hedges
Interest rate	$62	Interest income — Loans	$90
Interest rate	(1)	Interest expense — Long-term debt	(1)
Interest rate	10	Investment banking and debt placement fees	—
Total	$71		$89
Three months ended June 30, 2019
Cash Flow Hedges
Interest rate	$270	Interest income — Loans	$(19)
Interest rate	(2)	Interest expense — Long-term debt	—
Interest rate	(1)	Investment banking and debt placement fees	—
Net Investment Hedges
Foreign exchange contracts	(1)	Other Income	—
Total	$266		$(19)

in millions	Net Gains (Losses) Recognized in OCI	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income	Net Gains (Losses) Reclassified From OCI Into Income(a)
Six months ended June 30, 2020
Cash Flow Hedges
Interest rate	$624	Interest income — Loans	$124
Interest rate	(6)	Interest expense — Long-term debt	(2)
Interest rate	(20)	Investment banking and debt placement fees	—
Net Investment Hedges
Foreign exchange contracts	—	Other Income	—
Total	$598		$122
Six months ended June 30, 2019
Cash Flow Hedges
Interest rate	$385	Interest income — Loans	$(43)
Interest rate	(3)	Interest expense — Long-term debt	(1)
Interest rate	(6)	Investment banking and debt placement fees	—
Net Investment Hedges
Foreign exchange contracts	(4)	Other Income	—
Total	$372		$(44)

Nonhedging instruments

The following table summarizes the pre-tax net gains (losses) on our derivatives that are not designated as hedging instruments for the three- and six-month periods ended June 30, 2020, and June 30, 2019, and where they are recorded on the income statement.

	Three months ended June 30, 2020				Three months ended June 30, 2019
in millions	Corporate services income	Consumer mortgage income	Other income	Total	Corporate services income	Consumer mortgage income	Other income	Total
NET GAINS (LOSSES)
Interest rate	$7	—	$—	$7	$7	—	—	$7
Foreign exchange	8	—	—	8	11	—	—	11
Commodity	6	—	—	6	2	—	—	2
Credit	6	—	(13)	(7)	—	—	$(8)	(8)
Other	—	4	16	20	—	—	2	2
Total net gains (losses)	$27	4	$3	$34	$20	—	$(6)	$14

	Six months ended June 30, 2020				Six months ended June 30, 2019
in millions	Corporate services income	Consumer mortgage income	Other income	Total	Corporate services income	Consumer mortgage income	Other income	Total
NET GAINS (LOSSES)
Interest rate	$18	$—	$(9)	$9	$15	—	$(2)	$13
Foreign exchange	20	—	—	20	21	—	—	21
Commodity	8	—	—	8	3	—	—	3
Credit	(10)	—	(12)	(22)	1	—	(15)	(14)
Other	—	8	25	33	—	$—	3	3
Total net gains (losses)	$36	$8	$4	$48	$40	$—	$(14)	$26

Counterparty Credit Risk

We hold collateral in the form of cash and highly rated securities issued by the U.S. Treasury, government-sponsored enterprises, or GNMA. Cash collateral of $169 million was netted against derivative assets on the balance sheet at June 30, 2020, compared to $207 million of cash collateral netted against derivative assets at December 31, 2019. The cash collateral netted against derivative liabilities totaled $190 million at June 30, 2020, and $69 million at December 31, 2019. Our means of mitigating and managing exposure to credit risk on derivative contracts is described in Note 8 (“Derivatives and Hedging Activities”) beginning on page 138 of our 2019 Form 10-K under the heading “Counterparty Credit Risk.”

The following table summarizes the fair value of our derivative assets by type at the dates indicated. These assets represent our gross exposure to potential loss after taking into account the effects of bilateral collateral and master netting agreements and other means used to mitigate risk.

in millions	June 30, 2020	December 31, 2019
Interest rate	$1,860	$848
Foreign exchange	49	30
Commodity	270	95
Credit	—	—
Other	83	14
Derivative assets before collateral	2,262	987
Less: Related collateral	169	207
Total derivative assets	$2,093	$780

We enter into derivative transactions with two primary groups: broker-dealers and banks, and clients. Given that these groups have different economic characteristics, we have different methods for managing counterparty credit exposure and credit risk.

We enter into transactions with broker-dealers and banks for various risk management purposes. These types of transactions are primarily high dollar volume. We enter into bilateral collateral and master netting agreements with these counterparties. We clear certain types of derivative transactions with these counterparties, whereby central clearing organizations become the counterparties to our derivative contracts. In addition, we enter into derivative contracts through swap execution facilities. Swap clearing and swap execution facilities reduce our exposure to counterparty credit risk. At June 30, 2020, we had gross exposure of $623 million to broker-dealers and banks. We had net exposure of $297 million after the application of master netting agreements and cash collateral, where such qualifying agreements exist. We had net exposure of $293 million after considering $4 million of additional collateral held in the form of securities.

We enter into transactions using master netting agreements with clients to accommodate their business needs. In most cases, we mitigate our credit exposure by cross-collateralizing these transactions to the underlying loan collateral. For transactions that are not clearable, we mitigate our market risk by buying and selling U.S. Treasuries and Eurodollar futures or entering into offsetting positions. Due to the cross-collateralization to the underlying loan, we typically do not exchange cash or marketable securities collateral in connection with these transactions. To address the risk of default associated with these contracts, we have established a CVA reserve (included in
“accrued income and other assets”) in the amount of $74 million at June 30, 2020. The CVA is calculated from potential future exposures, expected recovery rates, and market-implied probabilities of default. At June 30, 2020, we had gross exposure of $1.9 billion to client counterparties and other entities that are not broker-dealers or banks for derivatives that have associated master netting agreements. We had net exposure of $1.8 billion on our derivatives with these counterparties after the application of master netting agreements, collateral, and the related reserve.

Credit Derivatives

We are a buyer and, under limited circumstances, may be a seller of credit protection through the credit derivative market. We purchase credit derivatives to manage the credit risk associated with specific commercial lending and swap obligations as well as exposures to debt securities. Our credit derivative portfolio was in a net liability position of $16 million as of June 30, 2020, and $9 million as of December 31, 2019. Our credit derivative portfolio consists of traded credit default swap indices and risk participation agreements. Additional descriptions of our credit derivatives are provided in Note 8 (“Derivatives and Hedging Activities”) beginning on page 139 of our 2019 Form 10-K under the heading “Credit Derivatives.”

The following table provides information on the types of credit derivatives sold by us and held on the balance sheet at June 30, 2020, and December 31, 2019. The notional amount represents the amount that the seller could be required to pay. The payment/performance risk shown in the table represents a weighted average of the default probabilities for all reference entities in the respective portfolios. These default probabilities are implied from observed credit indices in the credit default swap market, which are mapped to reference entities based on Key’s internal risk rating.

	June 30, 2020			December 31, 2019
dollars in millions	Notional Amount	Average Term (Years)	Payment / Performance Risk	Notional Amount	Average Term (Years)	Payment / Performance Risk
Other	$327	13.94	19.84%	$134	14.30	14.56%
Total credit derivatives sold	$327	—	—	$134	—	—

Credit Risk Contingent Features

We have entered into certain derivative contracts that require us to post collateral to the counterparties when these contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to our long-term senior unsecured credit ratings with Moody’s and S&P. Collateral requirements also are based on minimum transfer amounts, which are specific to each Credit Support Annex (a component of the ISDA Master Agreement) that we have signed with the counterparties. In a limited number of instances, counterparties have the right to terminate their ISDA Master Agreements with us if our ratings fall below a certain level, usually investment-grade level (i.e., “Baa3” for Moody’s and “BBB-” for S&P). At June 30, 2020, KeyBank’s rating was “A3” with Moody’s and “A-” with S&P, and KeyCorp’s rating was “Baa1” with Moody’s and “BBB+” with S&P. As of June 30, 2020, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our ratings) held by KeyBank that were in a net liability position totaled $109 million, which was comprised of $62 million in derivative assets and $171 million in derivative liabilities. We had $107 million in cash and securities collateral posted to cover those positions as of June 30, 2020. There were no derivative contracts with credit risk contingent features held by KeyCorp at June 30, 2020.

The following table summarizes the additional cash and securities collateral that KeyBank would have been required to deliver under the ISDA Master Agreements had the credit risk contingent features been triggered for the derivative contracts in a net liability position as of June 30, 2020, and December 31, 2019. The additional collateral amounts were calculated based on scenarios under which KeyBank’s ratings are downgraded one, two, or three ratings as of June 30, 2020, and December 31, 2019, and take into account all collateral already posted. A similar calculation was performed for KeyCorp, and no additional collateral would have been required as of June 30, 2020, and December 31, 2019. For more information about the credit ratings for KeyBank and KeyCorp, see the discussion under the heading “Factors affecting liquidity” in the section entitled “Liquidity risk management” in Item 2 of this report.

	June 30, 2020		December 31, 2019
in millions	Moody’s	S&P	Moody’s	S&P
KeyBank’s long-term senior unsecured credit ratings	A3	A-	A3	A-
One rating downgrade	$1	$1	$1	$1
Two rating downgrades	1	1	1	1
Three rating downgrades	1	1	1	1

KeyBank’s long-term senior unsecured credit rating was four ratings above noninvestment grade at Moody’s and S&P as of June 30, 2020, and December 31, 2019. If KeyBank’s ratings had been downgraded below investment grade as of June 30, 2020, or December 31, 2019, payments of $2 million and $3 million, respectively, would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted. If KeyCorp’s ratings had been downgraded below investment grade as of June 30, 2020, or December 31, 2019, no payments would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted.

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

Commercial

Changes in the carrying amount of commercial mortgage servicing assets are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
in millions	2020	2019	2020	2019
Balance at beginning of period	$543	$497	$539	$502
Servicing retained from loan sales	53	23	77	41
Purchases	7	17	18	23
Amortization	(30)	(28)	(59)	(57)
Temporary impairments	(8)	—	(10)	—
Balance at end of period	$565	$509	$565	$509
Fair value at end of period	$663	$723	$663	$723

The fair value of commercial mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The range and weighted average of the significant unobservable inputs used to determine the fair value of our commercial mortgage servicing assets at June 30, 2020, and June 30, 2019, along with the valuation techniques, are shown in the following table:

dollars in millions		June 30, 2020	June 30, 2019
Valuation Technique	Significant Unobservable Input	Range (Weighted Average)

Discounted cash flow	Expected defaults	1.00 - 2.00% (1.15%)	1.00 - 2.00% (1.13%)
	Residual cash flows discount rate	6.97 - 16.16% (9.42%)	7.00 - 11.54% (9.26%)
	Escrow earn rate	0.78 - 2.25% (1.66%)	1.92 - 3.13% (2.63%)
	Loan assumption rate	0.00 - 3.37% (1.32%)	0.00 - 3.02% (1.40%)

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

The amortization of commercial servicing assets is determined in proportion to, and over the period of, the estimated net servicing income. The amortization of commercial servicing assets for each period, as shown in the table at the beginning of this note, is recorded as a reduction to contractual fee income. The contractual fee income from servicing commercial mortgage loans totaled $99 million for the six-month period ended June 30, 2020, and $95 million for the six-month period ended June 30, 2019. This fee income was offset by $59 million of amortization for the six-month period ended June 30, 2020, and $57 million for the six-month period ended June 30, 2019. Both the contractual fee income and the amortization are recorded, net, in “commercial mortgage servicing fees” on the income statement.

Residential

Changes in the carrying amount of residential mortgage servicing assets are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
in millions	2020	2019	2020	2019
Balance at beginning of period	$40	$38	$46	$37
Servicing retained from loan sales	8	2	13	4
Purchases	—	—	—	—
Amortization	(3)	(1)	(5)	(2)
Temporary (impairments) recoveries	1	—	(8)	—
Balance at end of period	$46	$39	$46	$39
Fair value at end of period	$46	$45	$46	$45

The fair value of mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The range and weighted-average of the significant unobservable inputs used to fair value our mortgage servicing assets at June 30, 2020, and June 30, 2019, along with the valuation techniques, are shown in the following table:

		June 30, 2020	June 30, 2019
Valuation Technique	Significant Unobservable Input	Range (Weighted Average)

Discounted cash flow	Prepayment speed	12.29 - 55.18% (16.89%)	10.95 - 62.06% (12.52%)
	Discount rate	7.55 - 9.27% (7.64%)	7.50 - 10.00% (7.53%)
	Servicing cost	$62 - $5,135 ($77.45)	$62 - $4,375 ($67.55)

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

The amortization of residential servicing assets is determined in proportion to, and over the period of, the estimated net residential servicing income. The amortization of servicing assets for June 30, 2020, as shown in the table above, is recorded as a reduction to contractual fee income. The contractual fee income from servicing residential mortgage loans totaled $14 million for the six-month period ended June 30, 2020, and $9 million for the six-month period ended June 30, 2019. This fee income was offset by $5 million of amortization for the six-month period ended June 30, 2020, and $2 million for the six-month period ended June 30, 2019. Both the contractual fee income and the amortization are recorded, net, in “consumer mortgage income” on the income statement.

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

Interest income from sales-type and direct financing leases is recognized in "interest income — loans" on the income statement. Income related to operating leases is recognized in “operating lease income and other leasing gains” on the income statement. The components of equipment leasing income are summarized in the table below:

	Three months ended June 30,		Six months ended June 30,
in millions	2020	2019	2020	2019
Sales-type and direct financing leases
Interest income on lease receivable	$27	$31	$55	$61
Interest income related to accretion of unguaranteed residual asset	3	3	6	6
Interest income on deferred fees and costs	—	—	—	—
Total sales-type and direct financing lease income	30	34	61	67
Operating leases
Operating lease income related to lease payments	35	33	69	66
Other operating leasing gains	25	11	21	15
Total operating lease income and other leasing gains	60	44	90	81
Total lease income	$90	$78	$151	$148

In April 2020, the FASB provided elections under which entities can choose to account for eligible rent concessions either by applying the modification accounting in ASC 842 or by applying an expedient to account for them outside of the modification framework, thus, forgoing the performance of an assessment to determine whether contractual provisions in existing lease arrangements provide enforceable rights and obligations. Modification accounting may require remeasurement and reallocation of contract consideration. To be eligible for the expedient, rent concessions must relate to the COVID-19 pandemic and meet certain criteria. As a result of the pandemic, Key has begun providing lessees with 90 day deferrals on its equipment leases and has elected not to apply modification accounting. Rent concessions were not material at June 30, 2020.

10. Variable Interest Entities

Our significant VIEs are summarized below. Additional information pertaining to the criteria used in determining if an entity is a VIE is included in Note 13 (“Variable Interest Entities “) beginning on page 146 of our 2019 Form 10-K.

LIHTC investments. We had $1.4 billion and $1.5 billion of investments in LIHTC operating partnerships at June 30, 2020, and December 31, 2019, respectively. These investments are recorded in “accrued income and other assets” on our balance sheet. We do not have any loss reserves recorded related to these investments because we believe the likelihood of any loss to be remote. For all legally binding, unfunded equity commitments, we increase our recognized investment and recognize a liability. As of June 30, 2020, and December 31, 2019, we had liabilities of $465 million and $546 million, respectively, related to investments in qualified affordable housing projects, which are recorded in “accrued expenses and other liabilities” on our balance sheet. We continue to invest in these LIHTC operating partnerships.

The assets and liabilities presented in the table below convey the size of KCDC’s direct and indirect investments at June 30, 2020, and December 31, 2019. As these investments represent unconsolidated VIEs, the assets and liabilities of the investments themselves are not recorded on our balance sheet. Additional information pertaining to our LIHTC investments is included in Note 13 (“Variable Interest Entities”) beginning on page 146 of our 2019 Form 10-K.

	Unconsolidated VIEs
in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
June 30, 2020
LIHTC investments	$6,300	$2,534	$1,760
December 31, 2019
LIHTC investments	$6,405	$2,526	$1,846

We amortize our LIHTC investments over the period that we expect to receive the tax benefits. During the first six months of 2020, we recognized $97 million of amortization and $90 million of tax credits associated with these investments within “income taxes” on our income statement. During the first six months of 2019, we recognized $89 million of amortization and $92 million of tax credits associated with these investments within “income taxes” on our income statement.

Principal investments. Our maximum exposure to loss associated with indirect principal investments consists of the investments’ fair value plus any unfunded equity commitments. The fair value of our indirect principal investments totaled $56 million and $68 million at June 30, 2020, and December 31, 2019, respectively. These investments are recorded in “other investments” on our balance sheet. The table below reflects the size of the private equity funds in which we were invested as well as our maximum exposure to loss in connection with these investments at June 30, 2020, and December 31, 2019.

	Unconsolidated VIEs
in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
June 30, 2020
Indirect investments	$9,930	$177	$74
December 31, 2019
Indirect investments	$12,954	$205	$89

Through our principal investing entities, we have formed and funded operating entities that provide management and other related services to our investment company funds, which directly invest in portfolio companies. These entities had no assets at June 30, 2020, and December 31, 2019, that can be used to settle the entities’ obligations. The entities had no liabilities at June 30, 2020, and December 31, 2019, and other equity investors have no recourse to our general credit.

Additional information on our indirect and direct principal investments is provided in Note 5 (“Fair Value Measurements”) and in Note 13 (“Variable Interest Entities “) beginning on page 146 of our 2019 Form 10-K.

Other unconsolidated VIEs. We are involved with other various entities in the normal course of business which we have determined to be VIEs. We have determined that we are not the primary beneficiary of these VIEs because we do not have the power to direct the activities that most significantly impact their economic performance. Our assets associated with these unconsolidated VIEs totaled $300 million at June 30, 2020, and $282 million at December 31, 2019. These assets are recorded in “accrued income and other assets,” “other investments,” “securities available for sale,” and “loans, net of unearned income” on our balance sheet. We had liabilities totaling $1 million and $1 million associated with these unconsolidated VIEs at June 30, 2020, and December 31, 2019, respectively. Additional information pertaining to our other unconsolidated VIEs is included in Note 13 (“Variable Interest Entities“) under the heading “Other unconsolidated VIEs” on page 148 of our 2019 Form 10-K.

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

The effective tax rate, which is the provision for income taxes as a percentage of income before income taxes, was 14.0% for the second quarter of 2020 and 16.8% for the second quarter of 2019. The effective tax rates are less than our combined federal and state statutory tax rate of 23.7%, primarily due to income from investments in tax-advantaged assets such as corporate-owned life insurance and credits associated with renewable energy and low-income housing investments.

Deferred Taxes

At June 30, 2020, we had a net deferred tax liability of $177 million, compared to a net deferred tax liability of $89 million at December 31, 2019, which are both included in “accrued income and other assets” on the balance sheet.

To determine the amount of deferred tax assets that are more likely than not to be realized, and therefore recorded, we conduct a quarterly assessment of all available evidence. This evidence includes, but is not limited to, taxable income in prior periods, projected future taxable income, and projected future reversals of deferred tax items. These assessments involve a degree of subjectivity and may undergo change. Based on these criteria, we had no valuation allowance at June 30, 2020, and December 31, 2019.

Unrecognized Tax Benefits

At June 30, 2020, Key’s unrecognized tax benefits were $18 million. As permitted under the applicable accounting guidance for income taxes, it is our policy to recognize interest and penalties related to unrecognized tax benefits in “income tax expense.”

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

12. Acquisition and Discontinued Operations

Acquisition

Laurel Road Digital Lending Business. On April 3, 2019, KeyBank acquired Laurel Road's digital lending business from Laurel Road Bank. Laurel Road Bank's three bank branches located in southeast Connecticut were not part of this transaction. Through the acquisition, KeyBank expects to enhance its digital capabilities with state-of-the-art, customer-centric technology and to leverage Laurel Road's proven ability to attract and serve professional millennial clients. The acquisition is accounted for as a business combination. As a result of the acquisition, we recognized identifiable intangible assets with a fair value of $37 million and goodwill of $148 million. The valuation of the acquired assets and liabilities of Laurel Road was final at June 30, 2020.

Discontinued operations

Discontinued operations primarily includes our government-guaranteed and private education lending business. At June 30, 2020, and December 31, 2019, approximately $780 million and $865 million, respectively, of education loans are included in discontinued assets on the consolidated balance sheets. Net interest income after provision for credit losses for this business is not material and is included in income (loss) from discontinued operations, net of taxes on the consolidated statements of income.

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

The following table summarizes our securities financing agreements at June 30, 2020, and December 31, 2019:

	June 30, 2020				December 31, 2019
in millions	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts
Offsetting of financial assets:
Reverse repurchase agreements	$9	$(6)	(3)	—	$5	$(5)	—	—
Total	$9	$(6)	(3)	—	$5	$(5)	—	—

Offsetting of financial liabilities:
Repurchase agreements (c)	$267	$(6)	$(261)	—	$187	$(7)	$(180)	—
Total	$267	$(6)	$(261)	—	$187	$(7)	$(180)	—

(a)	Netting adjustments take into account the impact of master netting agreements that allow us to settle with a single counterparty on a net basis.

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

As of June 30, 2020, the carrying amount of assets pledged as collateral against repurchase agreements totaled $396 million. Assets pledged as collateral are reported in “securities available for sale” and “held-to-maturity securities” on our balance sheet. At June 30, 2020, the liabilities associated with collateral pledged were solely comprised of customer sweep financing activity and had a carrying value of $260 million. The collateral pledged under customer sweep repurchase agreements is posted to a third-party custodian and cannot be sold or repledged by the secured party. The risk related to a decline in the market value of collateral pledged is minimal given the collateral's high credit quality and the overnight duration of the repurchase agreements.

14. Employee Benefits

Pension Plans

The components of net pension cost (benefit) for all funded and unfunded plans are recorded in “other expense” and are summarized in the following table. For more information on our Pension Plans and Other Postretirement Benefit Plans, see Note 18 (“Employee Benefits”) beginning on page 155 of our 2019 Form 10-K.

	Three months ended June 30,		Six months ended June 30,
in millions	2020	2019	2020	2019
Interest cost on PBO	$8	$12	$17	$23
Expected return on plan assets	(9)	(12)	(19)	(24)
Amortization of losses	4	3	8	7
Settlement loss	4	—	8	—
Net pension cost	$7	$3	$14	$6

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

The trust preferred securities, common stock, and related debentures are summarized as follows:

dollars in millions	Trust Preferred Securities, Net of Discount (a)	Common Stock	Principal Amount of Debentures, Net of Discount (b)	Interest Rate of Trust Preferred Securities and Debentures (c)	Maturity of Trust Preferred Securities and Debentures
June 30, 2020
KeyCorp Capital I	$156	$6	$162	2.173%	2028
KeyCorp Capital II	114	4	118	6.875	2029
KeyCorp Capital III	149	4	153	7.750	2029
HNC Statutory Trust III	19	1	20	1.760	2035
Willow Grove Statutory Trust I	19	1	20	1.631	2036
HNC Statutory Trust IV	17	1	18	2.040	2037
Westbank Capital Trust II	8	—	8	2.496	2034
Westbank Capital Trust III	8	—	8	2.496	2034
Total	$490	$17	$507	4.932%	—

December 31, 2019	$466	$17	$483	5.214%	—

(a)
The trust preferred securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of trust preferred securities carries an interest rate identical to that of the related debenture. Certain trust preferred securities include basis adjustments related to fair value hedges totaling $78 million at June 30, 2020, and $57 million at December 31, 2019. See Note 7 (“Derivatives and Hedging Activities”) for an explanation of fair value hedges.

(b)
We have the right to redeem these debentures. If the debentures purchased by KeyCorp Capital I, HNC Statutory Trust III, Willow Grove Statutory Trust I, HNC Statutory Trust IV, Westbank Capital Trust II, or Westbank Capital Trust III are redeemed before they mature, the redemption price will be the principal amount, plus any accrued but unpaid interest. If the debentures purchased by KeyCorp Capital II or KeyCorp Capital III are redeemed before they mature, the redemption price will be the greater of: (i) the principal amount, plus any accrued but unpaid interest, or (ii) the sum of the present values of principal and interest payments discounted at the Treasury Rate (as defined in the applicable indenture), plus 20 basis points for KeyCorp Capital II or 25 basis points for KeyCorp Capital III, or 50 basis points in the case of redemption upon either a tax or a capital treatment event for either KeyCorp Capital II or KeyCorp Capital III, plus any accrued but unpaid interest. The principal amount of certain debentures includes basis adjustments related to fair value hedges totaling $78 million at June 30, 2020, and $57 million at December 31, 2019. See Note 7 (“Derivatives and Hedging Activities”) for an explanation of fair value hedges. The principal amount of debentures, net of discounts, is included in “long-term debt” on the balance sheet.

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

Guarantees

We are a guarantor in various agreements with third parties. The following table shows the types of guarantees that we had outstanding at June 30, 2020. Information pertaining to the basis for determining the liabilities recorded in connection with these guarantees is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Contingencies and Guarantees” beginning on page 108 of our 2019 Form 10-K.

June 30, 2020	Maximum Potential Undiscounted Future Payments	Liability Recorded
in millions
Financial guarantees:
Standby letters of credit	$3,048	$69
Recourse agreement with FNMA	5,463	22
Residential mortgage reserve	2,057	8
Written put options (a)	3,276	84
Total	$13,844	$183

(a)	The maximum potential undiscounted future payments represent notional amounts of derivatives qualifying as guarantees.

We determine the payment/performance risk associated with each type of guarantee described below based on the probability that we could be required to make the maximum potential undiscounted future payments shown in the preceding table. We use a scale of low (0% to 30% probability of payment), moderate (greater than 30% to 70% probability of payment), or high (greater than 70% probability of payment) to assess the payment/performance risk, and have determined that the payment/performance risk associated with each type of guarantee outstanding at June 30, 2020, is low. Information pertaining to the nature of each of the guarantees listed below is included in Note 22 (“Commitments, Contingent Liabilities, and Guarantees”) under the heading “Guarantees” beginning on page 165 of our 2019 Form 10-K.

Standby letters of credit. At June 30, 2020, our standby letters of credit had a remaining weighted-average life of two years, with remaining actual lives ranging from less than one year to as many as 15 years.

Recourse agreement with FNMA. At June 30, 2020, the outstanding commercial mortgage loans in this program had a weighted-average remaining term of 7.9 years, and the unpaid principal balance outstanding of loans sold by us as a participant was $18.2 billion. The maximum potential amount of undiscounted future payments that we could be required to make under this program, as shown in the preceding table, is equal to approximately 30% of the principal balance of loans outstanding at June 30, 2020. FNMA delegates responsibility for originating, underwriting, and servicing mortgages, and we assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan that we sell to FNMA. We maintain a reserve for such potential losses in an amount that we believe approximates the fair value of our liability in addition to the expected credit loss for the guarantee as described in Note 4 (“Asset Quality “).

Residential Mortgage Banking. At June 30, 2020, the unpaid principal balance outstanding of loans sold by us in this program was $6.9 billion. The maximum potential amount of undiscounted future payments that we could be required to make under this program, as shown in the preceding table, is equal to approximately 30% of the principal balance of loans outstanding at June 30, 2020.

Our liability for estimated repurchase obligations on loans sold, which is included in other liabilities on our balance sheet, was $8 million at June 30, 2020. For more information on our residential mortgages, see Note 8 (“Mortgage Servicing Assets “).

Written put options. At June 30, 2020, our written put options had an average life of three years. These written put options are accounted for as derivatives at fair value, as further discussed in Note 7 (“Derivatives and Hedging Activities”).

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

17. Accumulated Other Comprehensive Income

Our changes in AOCI for the three and six months ended June 30, 2020, and June 30, 2019, are as follows:

in millions	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative financial instruments	Foreign currency translation adjustment	Net pension and postretirement benefit costs	Total
Balance at December 31, 2019	$115	$250	—	$(339)	$26
Other comprehensive income before reclassification, net of income taxes	538	456	—	—	994
Amounts reclassified from AOCI, net of income taxes (a)	(3)	(93)	—	12	(84)
Net current-period other comprehensive income, net of income taxes	535	363	—	12	910
Balance at June 30, 2020	$650	$613	—	$(327)	$936

Balance at March 31, 2020	$520	$627	—	$(333)	$814
Other comprehensive income before reclassification, net of income taxes	130	54	—	—	184
Amounts reclassified from AOCI, net of income taxes (a)	—	(68)	—	6	(62)
Net current-period other comprehensive income, net of income taxes	130	(14)	—	6	122
Balance at June 30, 2020	$650	$613	—	$(327)	$936

Balance at December 31, 2018	$(373)	$(50)	$(14)	$(381)	$(818)
Other comprehensive income before reclassification, net of income taxes	475	284	4	14	777
Amounts reclassified from AOCI, net of income taxes (a)	—	34	—	5	39
Net current-period other comprehensive income, net of income taxes	475	318	4	19	816
Balance at June 30, 2019	$102	$268	$(10)	$(362)	$(2)

Balance at March 31, 2019	$(189)	$49	$(11)	$(379)	$(530)
Other comprehensive income before reclassification, net of income taxes	291	204	1	15	511
Amounts reclassified from AOCI, net of income taxes (a)	—	15	—	2	17
Net current-period other comprehensive income, net of income taxes	291	219	1	17	528
Balance at June 30, 2019	$102	$268	$(10)	$(362)	$(2)

(a)	See table below for details about these reclassifications.

Our reclassifications out of AOCI for the three and six months ended June 30, 2020, and June 30, 2019, are as follows:

	Three months ended June 30,		Affected Line Item in the Statement Where Net Income is Presented
in millions	2020	2019
Unrealized gains (losses) on derivative financial instruments
Interest rate	$90	$(19)	Interest income — Loans
Interest rate	(1)	—	Interest expense — Long-term debt
	89	(19)	Income (loss) from continuing operations before income taxes
	21	(4)	Income taxes
	$68	(15)	Income (loss) from continuing operations
Net pension and postretirement benefit costs
Amortization of losses	$(4)	$(3)	Other expense
Settlement loss	(4)	—	Other expense
	(8)	(3)	Income (loss) from continuing operations before income taxes
	(2)	(1)	Income taxes
	$(6)	$(2)	Income (loss) from continuing operations

	Six months ended June 30,		Affected Line Item in the Statement Where Net Income is Presented
in millions	2020	2019
Unrealized gains (losses) on available for sale securities
Realized gains	$4	—	Other income
	4	—	Income (loss) from continuing operations before income taxes
	1	—	Income taxes
	$3	—	Income (loss) from continuing operations
Unrealized gains (losses) on derivative financial instruments
Interest rate	$124	$(43)	Interest income — Loans
Interest rate	(2)	(1)	Interest expense — Long-term debt
	122	(44)	Income (loss) from continuing operations before income taxes
	29	(10)	Income taxes
	$93	(34)	Income (loss) from continuing operations
Net pension and postretirement benefit costs
Amortization of losses	$(8)	$(7)	Other expense
Settlement loss	(8)	—	Other expense
	(16)	(7)	Income (loss) from continuing operations before income taxes
	(4)	(2)	Income taxes
	$(12)	$(5)	Income (loss) from continuing operations

18. Shareholders' Equity

Comprehensive Capital Plan

Consistent with our 2019 capital plan, the Board declared a quarterly dividend of $.185 per Common Share for the second quarter of 2020. Per our announcement on March 17, 2020, share repurchase activity has been temporarily suspended in response to the COVID-19 pandemic.

Preferred Stock

Preferred stock series	Amount outstanding (in millions)	Shares authorized and outstanding	Par value	Liquidation preference	Ownership interest per depositary share	Liquidation preference per depositary share	Second quarter 2020 dividends paid per depositary share
Fixed-to-Floating Rate Perpetual Noncumulative Series D	$525	21,000	$1	$25,000	1/25th	$1,000	$12.50
Fixed-to-Floating Rate Perpetual Noncumulative Series E	500	500,000	1	1,000	1/40th	25	.382813
Fixed Rate Perpetual Noncumulative Series F	425	425,000	1	1,000	1/40th	25	.353125
Fixed Rate Perpetual Non-Cumulative Series G	450	450,000	1	1,000	1/40th	25	.351563

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

The table below shows selected financial data for our business segments for the three- and six-month periods ended June 30, 2020, and June 30, 2019.

Three months ended June 30,	Consumer Bank		Commercial Bank		Other		Total Key
dollars in millions	2020	2019	2020	2019	2020	2019	2020	2019
SUMMARY OF OPERATIONS
Net interest income (TE)	$594	$594	$442	$405	$(11)	$(10)	$1,025	$989
Noninterest income	247	231	405	355	40	36	692	622
Total revenue (TE) (a)	841	825	847	760	29	26	1,717	1,611
Provision for credit losses	167	40	314	33	1	1	482	74
Depreciation and amortization expense	20	25	37	35	34	37	91	97
Other noninterest expense	535	527	366	354	21	41	922	922
Income (loss) from continuing operations before income taxes (TE)	119	233	130	338	(27)	(53)	222	518
Allocated income taxes and TE adjustments	28	56	10	61	(1)	(22)	37	95
Income (loss) from continuing operations	91	177	120	277	(26)	(31)	185	423
Income (loss) from discontinued operations, net of taxes	—	—	—	—	2	2	2	2
Net income (loss)	91	177	120	277	(24)	(29)	187	425
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	—	—	—
Net income (loss) attributable to Key	$91	$177	$120	$277	$(24)	$(29)	$187	$425

AVERAGE BALANCES (b)
Loans and leases	$39,197	$31,881	$68,038	$57,918	$706	$986	$107,941	$90,785
Total assets (a)	44,106	35,469	76,974	65,901	43,019	41,265	164,099	142,635
Deposits	79,502	72,303	46,099	35,960	2,376	1,338	127,977	109,601
OTHER FINANCIAL DATA
Net loan charge-offs (b)	$39	$40	$57	$23	$1	$2	$97	$65
Return on average allocated equity (b)	10.38%	21.75%	10.00%	24.09%	(1.12)%	(1.44)%	4.21%	10.26%
Return on average allocated equity	10.38	21.75	10.00	24.09	(1.03)	(1.34)	4.25	10.31
Average full-time equivalent employees (c)	8,863	9,440	2,096	2,260	5,687	5,506	16,646	17,206

(a)
Substantially all revenue generated by our major business segments is derived from clients that reside in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software, and goodwill held by our major business segments, are located in the United States.

(b)	From continuing operations.

(c)	The number of average full-time equivalent employees was not adjusted for discontinued operations.

Six months ended June 30,	Consumer Bank		Commercial Bank		Other			Total Key
dollars in millions	2020	2019	2020	2019	2020		2019	2020	2019
SUMMARY OF OPERATIONS
Net interest income (TE)	$1,184	$1,185	$852	$807	$(22)		$(18)	$2,014	$1,974
Noninterest income	478	445	624	654	67		59	1,169	1,158
Total revenue (TE) (a)	1,662	1,630	1,476	1,461	45		41	3,183	3,132
Provision for credit losses	307	85	529	49	5		2	841	136
Depreciation and amortization expense	41	48	73	65	68		72	182	185
Other noninterest expense	1,058	1,044	681	697	23		56	1,762	1,797
Income (loss) from continuing operations before income taxes (TE)	256	453	193	650	(51)		(89)	398	1,014
Allocated income taxes and TE adjustments	61	108	3	123	4		(46)	68	185
Income (loss) from continuing operations	195	345	190	527	(55)		(43)	330	829
Income (loss) from discontinued operations, net of taxes	—	—	—	—	3		3	3	3
Net income (loss)	195	345	190	527	(52)		(40)	333	832
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—		—	—	—
Net income (loss) attributable to Key	$195	$345	$190	$527	$(52)	(d)	$(40)	$333	$832

AVERAGE BALANCES (b)
Loans and leases	$37,197	$31,603	$64,060	$57,594	$801		$1,023	$102,058	$90,220
Total assets (a)	41,283	35,103	73,178	65,390	40,703		40,892	155,164	141,385
Deposits	76,411	71,798	41,078	35,193	1,664		1,603	119,153	108,594
OTHER FINANCIAL DATA
Net loan charge-offs (b)	$83	$74	$97	$53	1		2	$181	$129
Return on average allocated equity (b)	11.21%	21.51%	8.03%	23.36%	(1.20)%		(1.04)%	3.80%	10.37%
Return on average allocated equity	11.21	21.51	8.03	23.36	(1.14)		(.97)	3.84	10.41
Average full-time equivalent employees (c)	8,885	9,531	2,082	2,314	5,620		5,534	16,587	17,379

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
20. Revenue from Contracts with Customers

The following table represents a disaggregation of revenue from contracts with customers, by business segment, for the three- and six-month periods ended June 30, 2020, and June 30, 2019.

	Three months ended June 30, 2020			Three months ended June 30, 2019
dollars in millions	Consumer Bank	Commercial Bank	Total Contract Revenue	Consumer Bank	Commercial Bank	Total Contract Revenue
NONINTEREST INCOME
Trust and investment services income	$87	$15	$102	$92	$17	$109
Investment banking and debt placement fees	—	60	60	—	65	65
Services charges on deposit accounts	38	30	68	56	27	83
Cards and payments income	37	52	89	44	28	72
Other noninterest income	2	—	2	4	—	4
Total revenue from contracts with customers	$164	$157	$321	$196	$137	$333

Other noninterest income (a)			$331			$253
Noninterest income from Other(b)			40			36
Total noninterest income			$692			$622

(a)	Noninterest income considered earned outside the scope of contracts with customers.

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

	Six months ended June 30, 2020			Six months ended June 30, 2019
dollars in millions	Consumer Bank	Commercial Bank	Total Contract Revenue	Consumer Bank	Commercial Bank	Total Contract Revenue
NONINTEREST INCOME
Trust and investment services income	$179	$34	$213	$176	$32	$208
Investment banking and debt placement fees	—	107	107	—	110	110
Services charges on deposit accounts	94	58	152	111	55	166
Cards and payments income	75	78	153	81	54	135
Other noninterest income	4	—	4	6	—	6
Total revenue from contracts with customers	$352	$277	$629	$374	$251	$625

Other noninterest income (a)			$473			$474
Noninterest income from Other(b)			67			59
Total noninterest income			$1,169			$1,158

(a)	Noninterest income considered earned outside the scope of contracts with customers.

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

We had no material contract assets or contract liabilities as of June 30, 2020, and June 30, 2019.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of KeyCorp

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of KeyCorp as of June 30, 2020, the related consolidated statements of income, comprehensive income, changes in equity for the three- and six-month periods ended June 30, 2020 and June 30, 2019, the related consolidated statements of cash flows for the six-month periods ended June 30, 2020 and 2019, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
August 3, 2020

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

For a discussion of certain risk factors affecting us, see the section titled “Supervision and Regulation” in Part I, Item 1. Business, on pages 10-23 of our 2019 Form 10-K; Part I, Item 1A. Risk Factors, on pages 23-33 of our 2019 Form 10-K; the sections titled “Supervision and regulation” and “Strategic developments” in this Form 10-Q; and our disclosure regarding forward-looking statements in this Form 10-Q. In addition, see the additional risk factors set forth in Part II, Item 1A. Risk Factors, on pages 97-99 of our First Quarter 2020 Form 10-Q for disclosure of new risk factors that have become applicable due to COVID-19 since the filing of our 2019 Form 10-K.

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

On April 18, 2019, we announced our 2019 capital plan. Share repurchases of up to $1.0 billion were included in the 2019 capital plan, which was effective from the third quarter of 2019 through the second quarter of 2020.

Per our announcement on March 17, 2020, share repurchase activity has been temporarily suspended in response to the COVID-19 pandemic.

The following table summarizes our repurchases of our Common Shares for the three months ended June 30, 2020.

Calendar month	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased as part of publicly announced plans or programs (b)
April 1 - 30	6,866	11.09	6,866	30,781,325
May 1 - 31	12,457	12.19	12,457	30,248,994
June 1 - 30	—	—	—	29,429,440
Total	19,323	11.80	19,323

(a)	Includes Common Shares deemed surrendered by employees in connection with our stock compensation and benefit plans to satisfy tax obligations.

(b)
Calculated using the remaining general repurchase amount divided by the closing price of KeyCorp Common Shares as follows: on April 30, 2020 at $11.65; on May 29, 2020, at $11.85; and on June 30, 2020, at $12.18.

Item 6. Exhibits

10	Letter Agreement with Beth Mooney, dated May 1, 2020, incorporated by reference to Form 8-K filed on May 1, 2020.
15	Acknowledgment of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101
The following materials from KeyCorp’s Form 10-Q Report for the quarterly period ended June 30, 2020, formatted in inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income; (iii) the Consolidated Statements of Changes in Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

104	The cover page from KeyCorp’s Form 10-Q for the quarterly period ended June 30, 2020, formatted in inline XBRL (contained in Exhibit 101).

*	Furnished herewith.

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

KEYCORP
(Registrant)

Date: August 3, 2020	/s/ Douglas M. Schosser
By: Douglas M. Schosser
Chief Accounting Officer (Principal Accounting Officer)