Form 10-Q
period 2020-09-30
KEYCORP /NEW/
filed 2020-11-03
CIK 91576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares with a par value of $1 each	976,472,556 shares
Title of class	Outstanding at October 29, 2020

KEYCORP

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion & Analysis of Financial Condition & Results of Operations

Introduction

This section reviews the financial condition and results of operations of KeyCorp and its subsidiaries for the quarterly periods ended September 30, 2020, and September 30, 2019. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. When you read this discussion, you should also refer to the consolidated financial statements and related notes in this report. The page locations of specific sections and notes that we refer to are presented in the Table of Contents.

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

•We use the phrase continuing operations in this document to mean all of our businesses other than our government-guaranteed and private education lending business and Austin Capital Management, Ltd., which have been accounted for as discontinued operations since 2009.
•We engage in capital markets activities primarily through business conducted by our Commercial Bank segment. These activities encompass a variety of products and services. Among other things, we trade securities as a dealer, enter into derivative contracts (both to accommodate clients’ financing needs and to mitigate certain risks), and conduct transactions in foreign currencies (both to accommodate clients’ needs and to benefit from fluctuations in exchange rates).
•For regulatory purposes, capital is divided into two classes. Federal regulations currently prescribe that at least one-half of a bank or BHC’s total risk-based capital must qualify as Tier 1 capital. Both total and Tier 1 capital serve as bases for several measures of capital adequacy, which is an important indicator of financial stability and condition. Banking regulators evaluate a component of Tier 1 capital, known as Common Equity Tier 1, under the Regulatory Capital Rules. The “Capital” section of this report under the heading “Capital adequacy” provides more information on total capital, Tier 1 capital, and the Regulatory Capital Rules, including Common Equity Tier 1, and describes how these measures are calculated.

The acronyms and abbreviations identified below are used in the Management’s Discussion & Analysis of Financial Condition & Results of Operations as well as in the Notes to Consolidated Financial Statements (Unaudited). You may find it helpful to refer back to this page as you read this report.

ALCO: Asset/Liability Management Committee.	ISDA: International Swaps and Derivatives
ALLL: Allowance for loan and lease losses.	Association.
A/LM: Asset/liability management.	KCDC: Key Community Development Corporation.
AOCI: Accumulated other comprehensive income (loss).	KEF: Key Equipment Finance.
ARRC: Alternative Reference Rates Committee.	LGD: Loss given default.
ASC: Accounting Standards Codification.	LIBOR: London Interbank Offered Rate.
BHCs: Bank holding companies.	LIHTC: Low-income housing tax credit.
Board: KeyCorp Board of Directors.	LTV: Loan-to-value.
CCAR: Comprehensive Capital Analysis and Review.	Moody’s: Moody’s Investor Services, Inc.
CECL: Current expected credit losses.	MRC: Market Risk Committee.
CMBS: Commercial mortgage-backed securities.	MRM: Market Risk Management group.
CMO: Collateralized mortgage obligation.	N/A: Not applicable.
Common Shares: KeyCorp common shares, $1 par value.	NAV: Net asset value.
DCF: Discounted cash flow.	N/M: Not meaningful.
Dodd-Frank Act: Dodd-Frank Wall Street Reform and	NMTC: New market tax credit.
Consumer Protection Act of 2010.	NOW: Negotiable Order of Withdrawal.
EAD: Exposure at default.	NYSE: New York Stock Exchange.
EBITDA: Earnings before interest, taxes, depreciation, and	OCC: Office of the Comptroller of the Currency.
amortization.	OCI: Other comprehensive income (loss).
EPS: Earnings per share.	OREO: Other real estate owned.
ERM: Enterprise risk management.	PBO: Projected benefit obligation.
EVE: Economic value of equity.	PCD: Purchased credit deteriorated.
FASB: Financial Accounting Standards Board.	PCI: Purchased credit impaired.
FDIA: Federal Deposit Insurance Act, as amended.	PD: Probability of default.
FDIC: Federal Deposit Insurance Corporation.	PPP: Paycheck Protection Program.
Federal Reserve: Board of Governors of the Federal	S&P: Standard and Poor’s Ratings Services,
Reserve System.	a Division of The McGraw-Hill Companies, Inc.
FHLB: Federal Home Loan Bank of Cincinnati.	SEC: U.S. Securities and Exchange Commission.
FHLMC: Federal Home Loan Mortgage Corporation.	SOFR: Secured Overnight Financing Rate.
FICO: Fair Isaac Corporation.	TDR: Troubled debt restructuring.
FNMA: Federal National Mortgage Association, or Fannie	TE: Taxable-equivalent.
Mae.	U.S. Treasury: United States Department of the
GAAP: U.S. generally accepted accounting principles.	Treasury.
GNMA: Government National Mortgage Association, or	VaR: Value at risk.
Ginnie Mae.	VEBA: Voluntary Employee Beneficiary Association.
HTC: Historic tax credit.	VIE: Variable interest entity.

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

Forward-looking statements, by their nature, are subject to assumptions, risks, and uncertainties, many of which are outside of our control. Our actual results may differ materially from those set forth in our forward-looking statements. There is no assurance that any list of risks and uncertainties or risk factors is complete. Factors that could cause our actual results to differ from those described in forward-looking statements include, but are not limited to:

•our concentrated credit exposure in commercial and industrial loans;
•deterioration of commercial real estate market fundamentals;
•defaults by our loan counterparties or clients;
•adverse changes in credit quality trends;
•declining asset prices;
•the extensive regulation of the U.S. financial services industry;
•changes in accounting policies, standards, and interpretations;
•operational or risk management failures by us or critical third parties;
•breaches of security or failures of our technology systems due to technological or other factors and cybersecurity threats;
•negative outcomes from claims or litigation;
•failure or circumvention of our controls and procedures;
•the occurrence of natural or man-made disasters, global pandemics, conflicts, terrorist attacks, or other adverse external events;
•evolving capital and liquidity standards under applicable regulatory rules;
•disruption of the U.S. financial system;
•our ability to receive dividends from our subsidiaries, including KeyBank;
•unanticipated changes in our liquidity position, including but not limited to, changes in our access to or the cost of funding and our ability to secure alternative funding sources;
•downgrades in our credit ratings or those of KeyBank;
•our ability to anticipate interest rate changes and manage interest rate risk;
•uncertainty surrounding the transition from LIBOR to an alternative reference rate;
•deterioration of economic conditions in the U.S. and the geographic regions where we operate;
•the soundness of other financial institutions;
•our ability to attract and retain talented executives and employees and to manage our reputational risks;
•our ability to timely and effectively implement our strategic initiatives;
•increased competitive pressure;
•our ability to adapt our products and services to industry standards and consumer preferences;
•unanticipated adverse effects of strategic partnerships or acquisitions and dispositions of assets or businesses;
•our ability to develop and effectively use the quantitative models we rely upon in our business planning; and
•the impact of the COVID-19 global pandemic.

Any forward-looking statements made by us or on our behalf speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement to reflect the impact of subsequent events or circumstances. Before making an investment decision, you should carefully consider all risks and uncertainties disclosed in our 2019 Form 10-K and any subsequent reports filed with the SEC by Key, including the additional risk factors disclosed in Part II, Item 1A. of our First Quarter 2020 Form 10-Q and Part II, Item 1A. of this Form 10-Q, as well as our registration statements under the Securities Act of 1933, as amended, all of which are or will upon filing be accessible on the SEC’s website at www.sec.gov and on our website at www.key.com/ir.

Long-term financial targets

Our financial outlook and results of operations have been impacted by the economic fallout of the COVID-19 pandemic. Our long-term targets have not changed as we expect to continue to deliver positive operating leverage and strong financial returns as we emerge from this period of economic and financial stress.
(a)See the section entitled “GAAP to Non-GAAP Reconciliations,” which presents the computations of certain financial measures related to “cash efficiency.” The section includes tables that reconcile the GAAP performance measures to the corresponding non-GAAP measures, which provides a basis for period-to-period comparisons.

(a)See the section entitled “GAAP to Non-GAAP Reconciliations,” which presents the computations of certain financial measures related to “tangible common equity.” The section includes tables that reconcile the GAAP performance measures to the corresponding non-GAAP measures, which provides a basis for period-to-period comparisons.

Positive Operating Leverage

Generate positive operating leverage and a cash efficiency ratio in the range of 54.0% to 56.0%.

Our results for the third quarter of 2020 continue to reflect the hard work and dedication of our team and their commitment to serving our clients as we work through the ongoing pandemic. Noninterest income was up from the year-ago quarter. Investment banking and debt placement fees and consumer mortgage income each had another solid quarter and cards and payments income and service charges on deposit accounts both posted strong linked quarter increases. Our expenses this quarter reflected higher variable costs related to cards and payments activity and production-related incentives, as well as elevated pandemic-related costs associated with keeping our teammates and clients safe.

Moderate Risk Profile

Maintain a moderate risk profile by targeting a net loan charge-offs to average loans ratio in the range of .40% to .60% through a credit cycle.

Overall, credit quality remains very solid. Delinquencies improved quarter-over-quarter, with a six basis point decrease in our 30-89 day past dues, and the 90 day plus category also declining. Over the past quarter, the number of requests for loan forbearance has decreased dramatically. As of September 30, 2020, loans subject to forbearance terms were less than 1% based on the number of accounts for both commercial and consumer loans, and less than 2% when using outstanding balances.

Financial Return

A return on average tangible common equity in the range of 16.00% to 19.00%.

We have continued to maintain a strong level of capital. We ended the third quarter of 2020 with a Common Equity Tier 1 ratio of 9.5%. This places us at the upper end of our targeted range of 9.0% to 9.5%. We believe that this provides us with sufficient capacity to continue to support our customers and their borrowing needs and return capital to our shareholders. In the third quarter of 2020, we paid a common stock dividend of $.185 per share, which was consistent with our second quarter dividend level.

Selected financial data

Our financial performance for each of the last five quarters is summarized in Figure 1.

Figure 1. Selected Financial Data

	2020			2019		Nine months ended September 30,
dollars in millions, except per share amounts	Third	Second	First	Fourth	Third	2020	2019
FOR THE PERIOD
Interest income	$1,119	$1,190	$1,251	$1,285	$1,317	$3,560	$3,950
Interest expense	119	172	270	306	345	561	1,020
Net interest income	1,000	1,018	981	979	972	2,999	2,930
Provision for credit losses	160	482	359	109	200	1,001	336
Noninterest income	681	692	477	651	650	1,850	1,808
Noninterest expense	1,037	1,013	931	980	939	2,981	2,921
Income (loss) from continuing operations before income taxes	484	215	168	541	483	867	1,481
Income (loss) from continuing operations attributable to Key	424	185	145	466	413	754	1,242
Income (loss) from discontinued operations, net of taxes	4	2	1	3	3	7	6
Net income (loss) attributable to Key	428	187	146	469	416	761	1,248
Income (loss) from continuing operations attributable to Key common shareholders	397	159	118	439	383	674	1,172
Income (loss) from discontinued operations, net of taxes	4	2	1	3	3	7	6
Net income (loss) attributable to Key common shareholders	401	161	119	442	386	681	1,178
PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.41	$.16	$.12	$.45	$.39	$.70	$1.17
Income (loss) from discontinued operations, net of taxes	—	—	—	—	—	.01	.01
Net income (loss) attributable to Key common shareholders (a)	.41	.17	.12	.45	.39	.70	1.18
Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	.41	.16	.12	.45	.38	.69	1.16
Income (loss) from discontinued operations, net of taxes — assuming dilution	—	—	—	—	—	.01	.01
Net income (loss) attributable to Key common shareholders — assuming dilution (a)	.41	.17	.12	.45	.39	.70	1.17
Cash dividends paid	.185	.185	.185	.185	.185	.555	.525
Book value at period end	16.25	16.07	15.95	15.54	15.44	16.25	15.44
Tangible book value at period end	13.32	13.12	12.98	12.56	12.48	13.32	12.48
Weighted-average common shares outstanding (000)	967,804	967,147	967,446	973,450	988,319	967,632	998,268
Weighted-average common shares and potential common shares outstanding (000) (b)	973,988	972,141	976,110	984,361	998,328	974,280	1,007,900
AT PERIOD END
Loans	$103,081	$106,159	$103,198	$94,646	$92,760	$103,081	$92,760
Earning assets	155,585	156,177	141,333	130,807	132,160	155,585	132,160
Total assets	170,540	171,192	156,197	144,988	146,691	170,540	146,691
Deposits	136,746	135,513	115,304	111,870	111,649	136,746	111,649
Long-term debt	12,685	13,734	13,732	12,448	14,470	12,685	14,470
Key common shareholders’ equity	15,822	15,642	15,511	15,138	15,216	15,822	15,216
Key shareholders’ equity	17,722	17,542	17,411	17,038	17,116	17,722	17,116
PERFORMANCE RATIOS — FROM CONTINUING OPERATIONS
Return on average total assets	1.00%	.45%	.40%	1.27%	1.14%	.63%	1.17%
Return on average common equity	9.98	4.05	3.10	11.40	9.99	5.75	10.62
Return on average tangible common equity (c)	12.19	4.96	3.82	14.09	12.38	7.06	13.23
Net interest margin (TE)	2.62	2.76	3.01	2.98	3.00	2.78	3.06
Cash efficiency ratio (c)	60.6	57.9	62.3	58.7	56.0	60.2	59.9
PERFORMANCE RATIOS — FROM CONSOLIDATED OPERATIONS
Return on average total assets	1.00%	.46%	.40%	1.27%	1.14%	.63%	1.16%
Return on average common equity	10.08	4.10	3.12	11.48	10.07	5.81	10.68
Return on average tangible common equity (c)	12.31	5.02	3.86	14.19	12.48	7.13	13.30
Net interest margin (TE)	2.62	2.76	3.00	2.97	2.98	2.78	3.05
Loan-to-deposit (d)	77.2	80.4	92.1	86.6	85.3	77.2	85.3
CAPITAL RATIOS AT PERIOD END
Key shareholders’ equity to assets	10.4%	10.2%	11.1%	11.8%	11.7%	10.4%	11.7%
Key common shareholders’ equity to assets	9.3	9.2	10.0	10.5	10.4	9.3	10.4
Tangible common equity to tangible assets (c)	7.8	7.6	8.3	8.6	8.6	7.8	8.6
Common Equity Tier 1	9.5	9.1	8.9	9.4	9.5	9.5	9.5
Tier 1 risk-based capital	10.9	10.5	10.2	10.9	10.9	10.9	10.9
Total risk-based capital	13.3	12.8	12.2	12.8	12.9	13.3	12.9
Leverage	8.7	8.8	9.8	9.9	9.9	8.7	9.9
TRUST ASSETS
Assets under management	$41,312	$39,722	$36,189	$40,833	$39,416	$41,312	$39,416
OTHER DATA
Average full-time-equivalent employees	17,097	16,646	16,529	16,537	16,898	16,758	17,217
Branches	1,077	1,077	1,082	1,098	1,101	1,077	1,101
(a)EPS may not foot due to rounding.
(b)Assumes conversion of Common Share options and other stock awards and/or convertible preferred stock, as applicable.
(c)See the section entitled “GAAP to Non-GAAP Reconciliations,” which presents the computations of certain financial measures related to “tangible common equity” and “cash efficiency.” The section includes tables that reconcile the GAAP performance measures to the corresponding non-GAAP measures, which provides a basis for period-to-period comparisons.
(d)Represents period-end consolidated total loans and loans held for sale divided by period-end consolidated total deposits.

Strategic developments

The third quarter of 2020 continued to pose unprecedented challenges given the impacts from the COVID-19 pandemic and widespread disruption to people’s lives and the economy. We have remained committed to supporting our employees, our communities, and our clients through these difficult times. Providing value to all stakeholders creates the foundation to deliver sustainable long-term performance. The corporate governance processes that we have in place allow us to oversee any changes and new requirements that may occur across our geographic footprint. Additionally, our strong financial performance in the third quarter demonstrated the resiliency of our team and business, the strength of our balance sheet, and our strong risk management practices. Here are just a few of the ways we have continued to respond to this unprecedented situation and some of the ways we plan to operate going forward:

•Our business resiliency plans remained in effect and we maintained our operational effectiveness across the entire organization. The health and safety of our clients, employees, and communities in which we operate have continued to be our top priority. Nearly every branch has been open for business and continues to follow guidelines on how to minimize physical contact with our clients and between our employees. Our return-to-work protocols, which began in the second quarter of 2020, continued during the third quarter of 2020. This plan is flexible as the ongoing pandemic changes and may impact the communities in which our employees and clients operate differently.
•We are committed to playing a critical role in providing capital and assistance to our clients and supporting broader initiatives to strengthen our economy. We continue to support our clients through payment deferrals, hardship support, borrower assistance programs, and forbearance options to help provide a bridge for individuals and businesses through these uncertain times.
•Although our financial outlook has been impacted by the economic fallout from the COVID-19 pandemic, we are operating from a position of strength. Our business model and clear strategy position us well during this period of economic and financial stress and we believe it will provide us with significant opportunities through the recovery phase. Our long-term financial targets have not changed and on the other side of this crisis, we expect to continue to deliver positive operating leverage and strong financial returns. However, given our inability to estimate the impact of the pandemic on our business and operations in 2020, we previously withdrew our financial outlook for the full year 2020 that was issued on January 23, 2020.
•Credit quality is also playing a critical role in this environment. Our risk profile and strategy is different than the one we had leading up to, and during, the 2007-2009 financial crisis. We have significantly reduced our exposure to high-risk sectors and industries and have positioned Key to perform well through all phases of the business cycle, including highly stressed environments, like the one in which we operated during the last seven months. Our moderate risk profile will continue to inform our credit decisions and the way we underwrite loans.
•Capital and liquidity continued to be clear strengths for us during the third quarter of 2020. We participated in several rounds of government-mandated stress tests since the 2007-2009 financial crisis. These tests have shown that we would remain well capitalized through periods of severe economic and financial stress while continuing to support our clients and the communities in which we operate. Our strong balance sheet, liquidity, and capital positions us to weather adverse economic scenarios, while continuing to support our clients, invest in our business, and provide returns for our shareholders. During the third quarter of 2020, we maintained our common stock dividend at the same level as the second quarter of 2020.

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

Under the Regulatory Capital Rules, standardized approach banking organizations, such as KeyCorp and KeyBank, are required to meet the minimum capital and leverage ratios set forth in Figure 2 below. At September 30, 2020, KeyCorp’s ratios under the fully phased-in Regulatory Capital Rules are set forth in Figure 2.

Figure 2. Minimum Capital Ratios and KeyCorp Ratios Under the Regulatory Capital Rules

Ratios (including capital conservation buffer)	Regulatory Minimum Requirement	Capital Conservation Buffer (b)	Regulatory Minimum With Capital Conservation Buffer	KeyCorp September 30, 2020 (c)
Common Equity Tier 1	4.5%	2.5%	7.0%	9.5%
Tier 1 Capital	6.0	2.5	8.5	10.9
Total Capital	8.0	2.5	10.5	13.3
Leverage (a)	4.0	N/A	4.0	8.7
(a)As a standardized approach banking organization, KeyCorp is not subject to the 3% supplemental leverage ratio requirement, which became effective January 1, 2018.
(b)Capital conservation buffer must consist of Common Equity Tier 1 capital. As a standardized approach banking organization, KeyCorp is not subject to the countercyclical capital buffer of up to 2.5% imposed upon an advanced approaches banking organization under the Regulatory Capital Rules.
(c)Ratios reflect the five-year transition of CECL impacts on regulatory ratios.

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
(a)A “well capitalized” institution also must not be subject to any written agreement, order, or directive to meet and maintain a specific capital level for any capital measure.
(b)As a “standardized approach” banking organization, KeyBank is not subject to the 3% supplemental leverage ratio requirement, which became effective January 1, 2018.

We believe that, as of September 30, 2020, KeyBank (consolidated) satisfied the risk-based and leverage capital requirements necessary to be considered “well capitalized” for purposes of the PCA framework. However, investors should not regard this determination as a representation of the overall financial condition or prospects of KeyBank because the PCA framework is intended to serve a limited supervisory function. Moreover, it is important to note that the PCA framework does not apply to BHCs, like KeyCorp.

Recent regulatory capital-related developments

A final rule adopted by the federal banking agencies in February 2019 provides banking organizations with the option to phase in, over a three-year period, the adverse day-one regulatory capital effects of the adoption of the CECL accounting standard. On March 27, 2020, the federal banking agencies issued an interim final rule that gives banking organizations that are required under U.S. accounting standards to adopt CECL before the end of 2020 the option to delay for two years CECL’s adverse effects on regulatory capital (“CECL Interim Final Rule”). This is in addition to the three-year transition period already in place, resulting in an optional five-year transition. The agencies noted that this relief is being provided in order to allow banking organizations to better focus on lending to creditworthy households and businesses affected by recent strains on the U.S. economy caused by COVID-19.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), enacted on March 27, 2020, provides banking organizations with the option to not comply with CECL until the earlier of (i) the termination date of the national emergency concerning COVID-19 declared by the President under the National Emergencies Act; or (ii) December 31, 2020. The federal banking agencies issued a statement on March 31, 2020, indicating that banking organizations that elect to use the optional, temporary statutory relief will be able to elect the remaining period of regulatory capital relief provided under the CECL Interim Final Rule after the end of the statutory relief period. Alternatively, banking organizations may adopt CECL as planned in 2020 and use the regulatory capital relief provided under the CECL Interim Final Rule starting at the time of their adoption of CECL.

On August 26, 2020, the federal banking agencies issued a final rule that is substantially similar to the CECL Interim Final Rule. Like the CECL Interim Final Rule, the final rule gives eligible banking organizations the option to mitigate the estimated adverse effects on regulatory capital of CECL for two years, followed by a three-year transition period, which results in an optional five-year transition. The final rule expands the group of institutions eligible for this optional five-year transition to include any institution adopting CECL in 2020. The final rule also includes certain minor adjustments to clarify the calculation of the transitional amount. Key elected to adopt CECL as planned in the first quarter of 2020 and exercise the option to use a five-year transition to measure CECL’s effects on regulatory capital.

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

On March 20, 2020, the federal banking agencies published an interim final rule that revises the definition of eligible retained income as that term is used in the agencies’ Regulatory Capital Rules. The revised definition applies to all buffer requirements applicable to a banking organization, including the stress capital buffer requirement adopted by the Federal Reserve on March 4, 2020. The revised definition of eligible retained income will make any automatic limitations on capital distributions that could apply under the agencies’ capital rules more gradual with the objective of promoting continued lending during a period of stress, including the period of stress resulting from the COVID-19 pandemic. On August 26, 2020, the federal banking agencies issued a final rule that adopts, without change, the interim final rule issued in March 2020 that revises the definition of eligible retained income as that term is used in the agencies’ Regulatory Capital Rules.

In April 2020, we submitted our 2020 capital plan to the Federal Reserve under the Federal Reserve’s CCAR process. On June 25, 2020, the Federal Reserve publicly announced the results of its CCAR process and the supervisory stress test that it conducted of 33 BHCs having more than $100 billion in total consolidated assets (including KeyCorp). The Federal Reserve indicated that it will use the results of this stress test to set the new stress capital buffer requirement for these firms, which will take effect in the fourth quarter of 2020. The Federal Reserve also announced the results of a sensitivity analysis it conducted to assess the resiliency of these firms under three hypothetical downside scenarios which could result from the COVID-19 disruptions.

Because of the results of its sensitivity analysis, the Federal Reserve decided to take certain actions to require large banking organizations to preserve capital and re-evaluate their capital plans. Specifically, the Federal Reserve stated that it is requiring each firm subject to its capital plan rule to update and resubmit its capital plan to the appropriate Reserve Bank within 45 days after the Federal Reserve provides updated scenarios. The Federal Reserve further indicated that for the third quarter of 2020, these firms are prohibited from (i) making share repurchases (other than share repurchases relating to issuances of common stock for employee stock ownership plans); and (ii) paying common stock dividends that exceed the amount paid in the second quarter of 2020 or exceed an amount equal to the average of the firm’s net income for the four preceding calendar quarters unless otherwise specified by the Federal Reserve. The Federal Reserve said that it may extend these restrictions quarter-by-quarter depending upon the economic circumstances.

On June 30, 2020, KeyCorp announced that its preliminary stress capital requirement, provided by the Federal Reserve as part of the 2020 Federal Reserve capital stress testing exercise, is 2.5%, which represents the minimum buffer required for banking organizations the size of Key. KeyCorp also announced that its capital plans included maintaining its common stock dividend for the third quarter of 2020 at the same level as the second quarter of 2020, subject to approval by KeyCorp’s Board of Directors, which the Board subsequently approved on July 8, 2020. On August 10, 2020, the Federal Reserve confirmed KeyCorp’s stress capital requirement of 2.5%.

On September 17, 2020, the Federal Reserve announced three supervisory scenarios (baseline, severely adverse, and alternative severe) that firms subject to the. Federal Reserve’s capital plan rule must use in preparing their updated 2020 capital plan resubmissions and that the Federal Reserve will use in conducting its updated stress analyses of these firms. The Federal Reserve stated that it will release firm-specific results from the firms’ performance under these scenarios by the end of 2020.

Due to the continued economic uncertainty caused by the pandemic, the Federal Reserve announced on September 30, 2020, that it was extending for an additional quarter certain measures to ensure that large banking organizations maintain a high level of capital resilience. Specifically, the Federal Reserve stated that banking organizations with more than $100 billion in total assets will be subject to the same prohibition on share repurchases and limitation on dividend payments for the fourth quarter of 2020 that they were subject to for the third quarter of 2020.

On September 30, 2020, the Federal Reserve invited public comment on a proposal to make conforming changes to the capital planning, regulatory reporting, and stress capital buffer requirements for firms subject to Category IV standards (including KeyCorp) to be consistent with the tailored regulatory framework for large banking organizations that the Federal Reserve adopted in an October 2019 rulemaking. The proposal would revise the elements of the annual capital plan that Category IV firms are required to submit to the Federal Reserve and would make related changes to regulatory reporting requirements. Also, the proposal would update the frequency for calculating the stress capital buffer for these firms. In addition, the proposal would make certain clarifying changes to the stress testing rules applicable to all large banking organizations. The Federal Reserve further requested comment on all aspects of its capital planning guidance. Comments are due by November 20, 2020.

See Item 1. Business of our 2019 Form 10-K under the heading “Supervision and Regulation - Regulatory capital requirements - Capital planning and stress testing” for an overview of capital planning and stress testing requirements.

Liquidity requirements

On October 20, 2020, the federal banking agencies adopted a final rule to implement the net stable funding ratio (“NSFR”). The NSFR final rule, which is effective on July 1, 2021, requires certain banking organizations with more than $100 billion in total assets to maintain minimum amounts of stable funding to support their assets, commitments, and derivatives exposures over a one-year time horizon. The final NSFR rule tailors the application of the NSFR requirement to large banking organizations in each of four risk-based categories of institutions. Key is a Category IV firm. Category IV firms with average weighted short-term wholesale funding of less than $50 billion will not be subject to an NSFR requirement. Key believes that it does not meet the $50 billion threshold and that it will not be subject to an NSFR requirement.

See Item. 1 Business of our 2019 Form 10-K under the heading “Supervision and Regulation — Regulatory capital requirements — Liquidity requirements” for a further discussion of liquidity requirements, including the Liquidity Coverage Rules.

Volcker Rule

The Volcker Rule is discussed in detail in Item 1. Business of our 2019 Form 10-K under the heading “Supervision and Regulation - Other Regulatory Developments — Volcker Rule.”

On June 25, 2020, five federal agencies announced their adoption of a final rule to clarify and streamline the covered fund-related provisions of the Volcker Rule. Among other things, the final rule (i) permits certain low-risk transactions (including intraday credit, riskless principal, and payment, clearing, and settlement transactions) between a banking entity and covered funds for which the banking entity serves as the investment adviser, investment manager, or sponsor; (ii) clarifies exclusions from the covered fund definition for foreign public funds, loan securitizations, small business investment companies, and public welfare investment funds; and (iii) permits banking entities to invest in or sponsor certain types of funds that do not raise the concerns that the Volcker Rule was intended to address, such as credit funds, venture capital funds, customer facilitation funds, and family wealth management vehicles. The final rule became effective on October 1, 2020.

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

On May 20, 2020, the OCC issued a final rule to revise the agency’s CRA regulation to strengthen and modernize the framework by which the OCC assesses a bank’s CRA performance. The OCC stated that it was doing so in order to make the CRA regulatory framework more objective, transparent, consistent in application, and reflective of changes in banking and thereby better achieve the statutory purpose of encouraging banks to serve the needs of their communities, particularly LMI neighborhoods and other communities that have been underserved. The final rule (i) clarifies and expands the activities that qualify for CRA credit; (ii) updates the definition of the assessment areas where activities are evaluated for CRA purposes; (iii) creates a more consistent and objective method for evaluating CRA performance; and (iv) provides for more timely and transparent CRA-related data collection, recordkeeping, and reporting. The OCC indicated that it was deferring to a future rulemaking the decision for how to calibrate the thresholds and benchmarks used in the rule to determine the level of performance necessary for a bank to achieve a specific performance rating. The final rule became effective on October 1, 2020. Large national banks, like KeyBank, are required to comply with the rule by January 1, 2023.

On September 21, 2020, the Federal Reserve issued an Advance Notice of Proposed Rulemaking (“ANPR”) requesting public comment on ways to modernize CRA regulations by strengthening, clarifying, and tailoring them to reflect the current banking landscape and better achieve the core purpose of the CRA. The ANPR seeks public feedback on ways to evaluate how banks meet the needs of LMI communities and address inequities in credit access. When it issued the ANPR, the Federal Reserve said that it hoped the ANPR would provide a foundation for the federal banking agencies to come together on a consistent approach to CRA regulation that has broad support among all stakeholders. Comments are due on February 16, 2021. If the federal banking agencies agree on a consistent approach to revising their CRA regulations, KeyBank will be required to comply with the revised regulations.

Regulatory developments concerning COVID-19

Federal, state, and local governments have adopted various statutes, rules, regulations, orders, and guidelines in order to address the COVID-19 pandemic and the adverse economic effects of this pandemic on individuals, families, businesses, and governments. Financial institutions, including Key, are affected by many of these measures, including measures that are broadly applicable to businesses operating in the communities where Key does business. Financial services firms, like other businesses, are required to operate in a manner that seeks to protect the health and safety of their customers and employees.

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

On April 7, 2020, the federal banking agencies, in consultation with state bank regulators, issued an interagency statement clarifying the interaction between (i) their earlier statement discussing whether loan modifications relating to COVID-19 need to be treated as TDRs; and (ii) the CARES Act provision on this subject. In this interagency statement, the agencies also said that when exercising supervisory and enforcement responsibility with respect to consumer protection requirements, they will take into account the unique circumstances impacting borrowers and institutions resulting from the COVID-19 emergency and that they do not expect to take a consumer compliance public enforcement action against an institution, provided that the circumstances were related to this emergency and the institution made good faith efforts to support borrowers and comply with the consumer protection requirements and addressed any needed corrective action.

The Federal Reserve has established several lending facilities that are intended to support the flow of credit to households, businesses, and governments. One of these facilities is the Paycheck Protection Program Liquidity Facility (“PPPLF”) which was set up to allow the Federal Reserve Banks to extend credit to financial institutions that originate PPP loans, taking the loans as collateral at face value. On April 9, 2020, the federal banking agencies issued an interim final rule to allow banking organizations to neutralize the effect of PPP loans financed under the PPPLF on the leverage capital ratios of these organizations. On September 29, 2020, the federal banking agencies announced their adoption of this interim final rule as a final rule. In addition, on June 22, 2020, the FDIC issued a final rule that mitigates the impact of PPP lending on banks’ deposit insurance assessments. Also, in accordance with the CARES Act, a PPP loan will be assigned a risk weight of zero percent under the federal banking agencies’ risk-based capital rules.

On June 23, 2020, the federal banking agencies, in conjunction with state bank regulators, issued interagency examiner guidance outlining supervisory principles for assessing the safety and soundness of banks given the ongoing impact of the COVID-19 pandemic. The agencies stated that they will consider the unique, evolving, and potentially long-term nature of the issues that banks are confronting and will exercise appropriate flexibility in their supervisory response. The agencies said that they will continue to assess institutions in accordance with existing agency policies and procedures and will consider whether a bank’s management has managed risk appropriately, including taking appropriate actions in response to stresses caused by the COVID-19 pandemic.

Results of Operations

Earnings overview

The following chart provides a reconciliation of net income from continuing operations attributable to Key common shareholders for the three months ended September 30, 2019, to the three months ended September 30, 2020 (dollars in millions):
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

Net interest income

One of our principal sources of revenue is net interest income. Net interest income is the difference between interest income received on earning assets (such as loans and securities) and loan-related fee income, and interest expense paid on deposits and borrowings. There are several factors that affect net interest income, including:

•the volume, pricing, mix, and maturity of earning assets and interest-bearing liabilities;
•the volume and value of net free funds, such as noninterest-bearing deposits and equity capital;
•the use of derivative instruments to manage interest rate risk;
•interest rate fluctuations and competitive conditions within the marketplace;
•asset quality; and
•fair value accounting of acquired earning assets and interest-bearing liabilities.

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
TE net interest income was $1.0 billion for the third quarter of 2020, compared to TE net interest income of $980 million for the third quarter of 2019. The increase in net interest income reflects higher earning asset balances partially offset by a lower net interest margin. The net interest margin was impacted by lower interest rates and a change in balance sheet mix, including elevated levels of liquidity and our participation in the PPP.

For the nine months ended September 30, 2020, TE net interest income was $3.0 billion, an increase of $66 million from the same period last year. The increase in net interest income reflects higher earning asset balances partly offset by a lower net interest margin. Similar to the third quarter of 2020, the lower net interest margin reflects lower interest rates and a lag in deposit pricing as interest rates declined, elevated levels of liquidity, and our participation in the PPP.

Average loans were $104.9 billion for the third quarter of 2020, an increase of $13.0 billion compared to the third quarter of 2019. Commercial loans increased $9.4 billion, reflecting growth from the PPP, as well as core broad-based growth in commercial and industrial loans and increased utilization versus the year-ago period. Consumer loans increased $3.6 billion, driven by strength from Laurel Road and Key's consumer mortgage business.

Average deposits totaled $134.9 billion for the third quarter of 2020, an increase of $24.7 billion compared to the year-ago quarter, reflecting growth from consumer and commercial relationships, partially offset by a decline in time deposits as a result of lower interest rates.

Figure 4. Consolidated Average Balance Sheets, Net Interest Income, and Yields/Rates and Components of Net Interest Income Changes from Continuing Operations

	Three months ended September 30, 2020			Three months ended September 30, 2019			Change in Net interest income due to
dollars in millions	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)	Volume	Yield/Rate	Total
ASSETS
Loans (b), (c)
Commercial and industrial (d)	$57,067	$474	3.31%	$48,322	$543	4.46%	$88	$(157)	$(69)
Real estate — commercial mortgage	13,202	117	3.54	13,056	163	4.95	2	(48)	(46)
Real estate — construction	1,987	18	3.57	1,463	19	5.22	6	(7)	(1)
Commercial lease financing	4,488	35	3.10	4,497	42	3.68	—	(7)	(7)
Total commercial loans	76,744	644	3.34	67,338	767	4.52	96	(219)	(123)
Real estate — residential mortgage	8,398	73	3.46	6,256	62	3.97	19	(8)	11
Home equity loans	9,580	91	3.82	10,488	132	4.97	(11)	(30)	(41)
Consumer direct loans	4,403	56	5.07	2,548	45	6.99	26	(15)	11
Credit cards	967	25	10.24	1,100	32	11.59	(4)	(3)	(7)
Consumer indirect loans	4,827	44	3.66	4,226	43	4.10	6	(5)	1
Total consumer loans	28,175	289	4.10	24,618	314	5.07	36	(61)	(25)
Total loans	104,919	933	3.55	91,956	1,081	4.67	132	(280)	(148)
Loans held for sale	1,924	18	3.61	1,558	18	4.65	4	(4)	—
Securities available for sale (b), (e)	24,941	115	1.90	21,867	136	2.52	17	(38)	(21)
Held-to-maturity securities (b)	8,677	53	2.44	10,684	64	2.41	(12)	1	(11)
Trading account assets	686	3	2.08	884	7	3.00	(1)	(3)	(4)
Short-term investments	12,525	1.04		2,861	16	2.19	13	(28)	(15)
Other investments (e)	640	2	1.49	624	3	1.82	—	(1)	(1)
Total earning assets	154,312	1,125	2.93	130,434	1,325	4.05	153	(353)	(200)
Allowance for loan and lease losses	(1,696)			(881)
Accrued income and other assets	16,195			14,605
Discontinued assets	752			957
Total assets	$169,563			$145,115

LIABILITIES
NOW and money market deposit accounts	$80,175	26.13		$64,595	154.94		30	(158)	(128)
Savings deposits	5,478	1.04		4,709	1.10		—	—	—
Certificates of deposit ($100,000 or more)	3,862	16	1.60	7,625	45	2.37	(18)	(11)	(29)
Other time deposits	3,735	11	1.17	5,449	27	1.96	(7)	(9)	(16)
Total interest-bearing deposits	93,250	54.23		82,378	227	1.09	5	(178)	(173)
Federal funds purchased and securities sold under repurchase agreements	225	—	.05	187	—	.50	—	—	—
Bank notes and other short-term borrowings	761	1.68		626	4	2.04	1	(4)	(3)
Long-term debt (f), (g)	12,801	64	2.12	13,347	114	3.51	(4)	(46)	(50)
Total interest-bearing liabilities	107,037	119.45		96,538	345	1.42	2	(228)	(226)
Noninterest-bearing deposits	41,694			27,901
Accrued expense and other liabilities	2,350			2,605
Discontinued liabilities (g)	752			957
Total liabilities	151,833			128,001
EQUITY
Key shareholders’ equity	17,730			17,113
Noncontrolling interests	—			1
Total equity	17,730			17,114
Total liabilities and equity	$169,563			$145,115

Interest rate spread (TE)			2.48%			2.63%
Net interest income (TE) and net interest margin (TE)		1,006	2.62%		980	3.00%	$151	$(125)	26
TE adjustment (b)		6			8
Net interest income, GAAP basis		$1,000			$972

(a)Results are from continuing operations. Interest excludes the interest associated with the liabilities referred to in (g), calculated using a matched funds transfer pricing methodology.
(b)Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 21% for the three months ended September 30, 2020, and September 30, 2019.
(c)For purposes of these computations, nonaccrual loans are included in average loan balances.
(d)Commercial and industrial average balances include $129 million and $144 million of assets from commercial credit cards for the three months ended September 30, 2020, and September 30, 2019, respectively.
(e)Yield is calculated on the basis of amortized cost.
(f)Rate calculation excludes basis adjustments related to fair value hedges.
(g)A portion of long-term debt and the related interest expense is allocated to discontinued liabilities as a result of applying our matched funds transfer pricing methodology to discontinued operations.

Figure 4. Consolidated Average Balance Sheets, Net Interest Income, and Yields/Rates and Components of Net Interest Income Changes from Continuing Operations

	Nine months ended September 30, 2020			Nine months ended September 30, 2019			Change in Net interest income due to
dollars in millions	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)	Volume	Yield/Rate	Total
ASSETS
Loans (b), (c)
Commercial and industrial (d)	$55,676	$1,500	3.60%	$47,191	$1,622	4.59%	$263	$(385)	$(122)
Real estate — commercial mortgage	13,419	400	3.98	13,744	517	5.03	(12)	(105)	(117)
Real estate — construction	1,804	55	4.06	1,482	60	5.37	12	(17)	(5)
Commercial lease financing	4,546	107	3.15	4,490	124	3.66	2	(19)	(17)
Total commercial loans	75,445	2,062	3.65	66,907	2,323	4.64	265	(526)	(261)
Real estate — residential mortgage	7,801	210	3.59	5,866	176	4.00	54	(20)	34
Home equity loans	9,894	301	4.07	10,726	404	5.03	(30)	(73)	(103)
Consumer direct loans	4,089	165	5.38	2,256	125	7.42	81	(41)	40
Credit cards	1,010	81	10.68	1,099	95	11.55	(7)	(7)	(14)
Consumer indirect loans	4,779	135	3.78	3,951	122	4.13	24	(11)	13
Total consumer loans	27,573	892	4.32	23,898	922	5.15	122	(152)	(30)
Total loans	103,018	2,954	3.83	90,805	3,245	4.77	387	(678)	(291)
Loans held for sale	2,090	58	3.68	1,329	46	4.64	22	(10)	12
Securities available for sale (b), (e)	22,297	365	2.25	21,059	400	2.52	23	(58)	(35)
Held-to-maturity securities (b)	9,274	171	2.46	11,035	199	2.41	(32)	4	(28)
Trading account assets	837	16	2.55	988	24	3.22	(3)	(5)	(8)
Short-term investments	7,412	14.24		2,930	49	2.23	33	(68)	(35)
Other investments (e)	642	3.72		639	11	2.18	—	(8)	(8)
Total earning assets	145,570	3,581	3.30	128,785	3,974	4.12	430	(823)	(393)
Allowance for loan and lease losses	(1,403)			(880)
Accrued income and other assets	15,579			14,414
Discontinued assets	794			1,010
Total assets	$160,540			$143,329

LIABILITIES
NOW and money market deposit accounts	$74,087	194.35		$62,827	431.92		67	(304)	(237)
Savings deposits	5,089	2.04		4,767	3.09		—	(1)	(1)
Certificates of deposit ($100,000 or more)	5,036	74	1.96	8,046	140	2.33	(47)	(19)	(66)
Other time deposits	4,321	49	1.53	5,506	78	1.90	(15)	(14)	(29)
Total interest-bearing deposits	88,533	319.48		81,146	652	1.07	5	(338)	(333)
Federal funds purchased and securities sold under repurchase agreements	821	6.95		262	1.63		3	2	5
Bank notes and other short-term borrowings	1,674	11.87		706	13	2.43	10	(12)	(2)
Long-term debt (f), (g)	12,733	225	2.45	13,241	354	3.62	(13)	(116)	(129)
Total interest-bearing liabilities	103,761	561.73		95,355	1,020	1.43	5	(464)	(459)
Noninterest-bearing deposits	35,922			28,016
Accrued expense and other liabilities	2,518			2,493
Discontinued liabilities (g)	794			1,010
Total liabilities	142,995			126,874
EQUITY
Key shareholders’ equity	17,545			16,454
Noncontrolling interests	—			1
Total equity	17,545			16,455
Total liabilities and equity	$160,540			$143,329

Interest rate spread (TE)			2.57%			2.69%
Net interest income (TE) and net interest margin (TE)		3,020	2.78%		2,954	3.06%	$425	$(359)	$66
TE adjustment (b)		21			24
Net interest income, GAAP basis		$2,999			$2,930

(a)Results are from continuing operations. Interest excludes the interest associated with the liabilities referred to in (g) below, calculated using a matched funds transfer pricing methodology.
(b)Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 21% for the nine months ended September 30, 2020, and September 30, 2019, respectively.
(c)For purposes of these computations, nonaccrual loans are included in average loan balances.
(d)Commercial and industrial average balances include $137 million and $139 million of assets from commercial credit cards for the nine months ended September 30, 2020, and September 30, 2019, respectively.
(e)Yield is calculated on the basis of amortized cost.
(f)Rate calculation excludes basis adjustments related to fair value hedges.
(g)A portion of long-term debt and the related interest expense is allocated to discontinued liabilities as a result of applying Key’s matched funds transfer pricing methodology to discontinued operations.

Provision for credit losses
Our provision for credit losses was $160 million for the three months ended September 30, 2020, compared to $200 million for the three months ended September 30, 2019. The provision for credit losses was $1.0 billion for the nine months ended September 30, 2020, compared to $336 million for the nine months ended September 30, 2019. We adopted the CECL accounting standard effective January 1, 2020, and the economic scenario used in the estimation of expected credit losses as of September 30, 2020, was materially affected by the COVID-19 pandemic. During the third quarter of 2019, our provision for credit losses was impacted by the realization of $123 million from a previously disclosed fraud loss.

Noninterest income

As shown in Figure 5, noninterest income was $681 million, and represented 40% of total revenue for the third quarter of 2020, compared to $650 million, representing 40% of total revenue, for the year-ago quarter.

The following discussion explains the composition of certain elements of our noninterest income and the factors that caused those elements to change.

Figure 5. Noninterest Income
(a)Other noninterest income includes operating lease income and other leasing gains, corporate services income, corporate-owned life insurance income, consumer mortgage income, commercial mortgage servicing fees, and other income. See the "Consolidated Statements of Income" in Item 1. Financial Statements of this report.

Trust and investment services income

Trust and investment services income consists of brokerage commissions, trust and asset management fees, and insurance income. The assets under management that primarily generate these revenues are shown in Figure 6. For the three months ended September 30, 2020, trust and investment services income increased $10 million, or 8.5%, compared to the same period one year ago. For the nine months ended September 30, 2020, trust and investment services income increased $29 million, or 8.2%, from the nine months ended September 30, 2019. These increases were primarily due to an increase in trust and asset management fees partially related to higher levels of assets under management.

A significant portion of our trust and investment services income depends on the value and mix of assets under management. At September 30, 2020, our bank, trust, and registered investment advisory subsidiaries had assets under management of $41.3 billion, compared to $39.4 billion at September 30, 2019. Assets under management were up, as shown in Figure 6, due to increased portfolio yields.

Figure 6. Assets Under Management

in millions	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Assets under management by investment type:
Equity	$24,851	$23,303	$20,421	$25,271	$23,967
Securities lending	130	171	188	309	455
Fixed income	11,767	11,318	10,911	11,000	10,954
Money market	4,564	4,930	4,669	4,253	4,040
Total assets under management	$41,312	$39,722	$36,189	$40,833	$39,416

Investment banking and debt placement fees

Investment banking and debt placement fees consists of syndication fees, debt and equity financing fees, financial adviser fees, gains on sales of commercial mortgages, and agency origination fees. Investment banking and debt placement fees for the three months ended September 30, 2020, decreased $30 million, or 17.0%, from the year-ago quarter. For the nine months ended September 30, 2020, investment banking and debt placement fees decreased $31 million, or 6.9%, from the nine months ended September 30, 2019. These decreases were primarily driven by lower syndication and merger and acquisition fees, partially offset by higher gains on the sales of commercial mortgages.

Service charges on deposit accounts

Service charges on deposit accounts decreased $9 million, or 10.5%, for the three months ended September 30, 2020, compared to the same period one year ago. For the nine months ended September 30, 2020, service charges on deposit accounts decreased $22 million, or 8.8%, from the nine months ended September 30, 2019. These decreases were primarily due to lower customer spending and higher fee waivers related to the ongoing COVID-19 pandemic.

Cards and payments income

Cards and payments income, which consists of debit card, prepaid card, consumer and commercial credit card, and merchant services income, increased $45 million, or 65.2%, for the three months ended September 30, 2020, compared to the same period one year ago. For the nine months ended September 30, 2020, cards and payments income increased $63 million, or 30.3%, from the nine months ended September 30, 2019. These increases were driven by increased prepaid card activity due to state support program activity.

Other noninterest income

Other noninterest income includes operating lease income and other leasing gains, corporate services income, corporate-owned life insurance income, consumer mortgage income, commercial mortgage servicing fees, and other income. Other noninterest income for the three months ended September 30, 2020, increased $15 million, or 7.5%, from the year-ago quarter, primarily due to higher consumer mortgage income driven by strong loan originations and related fees.

For the nine months ended September 30, 2020, other noninterest income was up $3 million, or .6%, from the nine months ended September 30, 2019, primarily due to higher consumer mortgage income driven by strong loan originations and related fees. Partially offsetting this was a decline in other income related to market-related valuation adjustments of customer derivatives due to the significant increase in credit spreads, as well as trading losses and portfolio marks also related to the widening credit spreads in the market that occurred in the first quarter of 2020.

Noninterest expense

As shown in Figure 7, noninterest expense was $1.0 billion for the third quarter of 2020, compared to $939 million for the third quarter of 2019.

The following discussion explains the composition of certain elements of our noninterest expense and the factors that caused those elements to change.

Figure 7. Noninterest Expense

(a)Other noninterest expense includes equipment, operating lease expense, marketing, FDIC assessment, intangible asset amortization, OREO expense, net, and other expense. See the "Consolidated Statements of Income" in Item 1. Financial Statements of this report.
Personnel

Personnel expense, the largest category of our noninterest expense, increased by $41 million, or 7.5%, for the three months ended September 30, 2020, compared to the same period one year ago reflected higher production-related incentives, merit increases, and employee benefits costs, as well as higher FTE count compared to the year ago quarter. For the nine months ended September 30, 2020, personnel expense was down $24 million, or 1.4%, from the nine months ended September 30, 2019, primarily due to lower severance expenses.

Net occupancy

Net occupancy expense increased $4 million, or 5.6%, for the third quarter of 2020, compared to the same period one year ago. For the nine months ended September 30, 2020, net occupancy expense increased $6 million, or 2.8%, from the nine months ended September 30, 2019. These increases were primarily due to higher property reserve expenses and cleaning expenses related to the steps that we have taken to ensure the health and safety of teammates and customers during the ongoing COVID-19 outbreak.

Other noninterest expense

Other noninterest expense includes equipment, operating lease expense, marketing, FDIC assessment, intangible asset amortization, OREO expense, and other miscellaneous expense categories. Other noninterest expense for the three months ended September 30, 2020, increased $41 million, or 18.3%, from the year-ago quarter. For the nine months ended September 30, 2020, other noninterest expense was up $61 million, or 8.6%, from the nine months ended September 30, 2019. These increases were primarily related to higher payments-related expenses from prepaid card activity incurred during the three and nine months ended September 30, 2020.

Income taxes

We recorded tax expense of $60 million for the third quarter of 2020 and $70 million for the third quarter of 2019.

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

Business Segment Results

This section summarizes the financial performance of our two major business segments (operating segments): Consumer Bank and Commercial Bank. Note 20 (“Business Segment Reporting”) describes the products and services offered by each of these business segments and provides more detailed financial information pertaining to the segments. For more information on the segment imperatives and market and business overview, see “Business Segment Results” beginning on page 50 of our 2019 Form 10-K. Dollars in the charts are presented in millions.

Consumer Bank

Summary of operations

•Net income attributable to Key of $241 million for the third quarter of 2020, compared to $196 million for the year-ago quarter
•Taxable-equivalent net interest income increased by $9 million, or 1.5%, compared to the third quarter of 2019, as a result of strong balance sheet growth, partially offset by the lower interest rate environment
•Average loans and leases increased $8.7 billion, or 26.6%, driven by benefit from the PPP, as well as growth from consumer mortgage and Laurel Road
•Average deposits increased $10.2 billion, or 13.9%, from the third quarter of 2019, driven by consumer stimulus payments and relationship growth

•Provision for credit losses decreased $64 million compared to the third quarter of 2019, due to the recapture of provision between the second and third quarters of 2020 from lower net charge-offs and a reduced allowance, driven by improved macroeconomic factors and continued strength in client credit quality
•Noninterest income increased $29 million, or 12.2%, from the year ago quarter, driven by strength in consumer mortgage income and higher trust and investment services income, partially offset by lower consumer spend activity
•Noninterest expense increased $42 million, or 7.9%, from the year ago quarter driven by higher variable expenses from production-related incentives and higher loan volumes
Commercial Bank

Summary of operations

•Net income attributable to Key of $160 million for the third quarter of 2020, compared to $301 million for the year-ago quarter
•Taxable-equivalent net interest income increased by $22 million, or 5.5%, compared to the third quarter of 2019, with balance sheet growth partially offset by the lower interest rate environment
•Average loan and lease balances increased $4.7 billion, or 8.1%, compared to the third quarter of 2019, driven by growth in commercial and industrial loans from line draws and PPP loans
•Average deposit balances increased $15 billion, or 41.5%, compared to the third quarter of 2019, driven by growth in targeted relationships and the impact of government programs

•Provision for credit losses increased $131 million compared to the third quarter of 2019, driven by an increase in net charge-offs and higher reserve levels
•Noninterest income increased $2 million, from the third quarter of 2019, as higher cards and payments income related to prepaid card revenue was partially offset by declines in investment banking and corporate services income
•Noninterest expense increased by $65 million, or 17.2%, from the third quarter of 2019 driven by elevated variable expenses related to prepaid card
Financial Condition

Loans and loans held for sale

Figure 8. Breakdown of Loans at September 30, 2020
(a)Other consumer loans include Consumer direct loans, Credit cards, and Consumer indirect loans. See Note 3 (“Loan Portfolio”) Item 1. Financial Statements of this report.

At September 30, 2020, total loans outstanding from continuing operations were $103.1 billion, compared to $94.6 billion at December 31, 2019. For more information on balance sheet carrying value, see Note 1 (“Summary of Significant Accounting Policies”) under the headings “Loans” and “Loans Held for Sale” starting on page 100 of our 2019 Form 10-K.

COVID-19 Hardship Relief Programs

In response to the COVID-19 pandemic, beginning in March 2020, we began providing relief and flexibility to our customers through a variety of solutions, including fee waivers, short-term loan modifications, and payment deferrals as well as the suspension of vehicle repossessions and home foreclosures. While the solutions for our commercial borrowers are individually negotiated and tailored to each borrower’s specific facts and circumstances, the most commonly offered relief measures included temporary covenant waivers and/or deferrals of principal and/or interest payments for up to 90 days. We have also granted short-term loan modifications for our consumer loan customers through extensions, deferrals, and forbearance. As of September 30, 2020, commercial loans with an aggregate outstanding balance of $3.1 billion, representing 4.4% of the commercial portfolio, have been modified as a result of a COVID-19 hardship. As of September 30, 2020, consumer loans with an aggregate outstanding balance of $1.8 billion, representing 6.2% of the consumer portfolio, have been modified as a result of a COVID-19 hardship.

Under the CARES Act as well as banking regulator interagency guidance, certain loan modifications to borrowers experiencing financial distress as a result of the economic impacts created by COVID-19 may not be required to be treated as TDRs under U.S. GAAP.  For COVID-19 related loan modifications which occurred from March 1, 2020, through September 30, 2020, and met the loan modification criteria under either the CARES Act or the criteria specified by the regulatory agencies or were otherwise considered to be short term in nature, we have elected to suspend TDR accounting for such loan modifications.  Additionally, loans qualifying for these modifications are not required to be reported as delinquent, nonaccrual, impaired, or criticized solely as a result of a COVID-19 loan modification. Refer to Note 4 (“Asset Quality”) under the headings “TDRs” and “Nonperforming and Past Due Loans”.

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

Commercial loan portfolio

Commercial loans outstanding were $74.5 billion at September 30, 2020, an increase of $6.4 billion, or 9.5%, compared to December 31, 2019, driven by the funding of over $8 billion of loans related to the PPP partly offset by a decline in commercial and industrial utilization rates.

As a result of the current economic environment, our commercial loan portfolio is going through active portfolio surveillance. We are conducting ongoing portfolio reviews on our commercial loans with any risk rating migrations being closely monitored. We have centralized internal reporting on enterprise-wide relief initiatives, as well as following any potential relief initiatives that may come in the future. We have also established a pandemic watchlist and are performing ongoing reviews of commercial clients that are likely to be impacted by COVID-19. Overall, most of these clients represent a small portion of the overall portfolio and are diversified by type and geography. Figure 9 summarizes our commercial portfolios that are at risk of being impacted by the COVID-19 pandemic as of September 30, 2020.

Figure 9. Select Commercial Portfolio Focus Areas

dollars in millions	Outstanding as of September 30, 2020	Outstanding as of June 30, 2020	Percentage of total loans as of September 30, 2020
Consumer behavior (a)	$5,020	$5,206	4.9%
Education	1,568	1,592	1.5
Sports	642	622	.6
Restaurants	396	413	.4

Retail commercial real estate (b)	640	684	.6

Nondurable retail (c)	632	752	.6

Travel/Tourism (d)	2,786	2,994	2.7
Hotels	851	905	.8

Leveraged lending (e)	1,859	1,891	1.8

Oil and gas	2,095	2,356	2.0
Upstream (reserve based)	1,391	1,505	1.3
Midstream	400	424	.4
Downstream	104	161	.1

(a)Consumer behavior includes restaurants, sports, entertainment and leisure, services, education, etc.
(b)Retail commercial real estate is mainly composed of regional malls, strip centers (unanchored) and lifestyle centers.
(c)Nondurable retail includes direct lending to retailers including apparel, hobby shops, nursery garden centers, cosmetics, and gas stations with convenience stores.
(d)Travel/Tourism includes hotels, tours, and air/water/rail leasing.
(e)Leveraged lending exposures have total debt to EBITDA greater than four times or senior debt to EBITDA greater than three times and meet the purpose test (the new debt finances a buyout, acquisition, or capital distribution).

Figure 10 provides our commercial loan portfolios by industry classification at September 30, 2020, and December 31, 2019.

Figure 10. Commercial Loans by Industry

September 30, 2020	Commercial and industrial	Commercial real estate	Commercial lease financing	Total commercial loans	Percent of total
dollars in millions
Industry classification:
Agriculture	$1,027	$151	$108	$1,286	1.7%
Automotive	1,732	479	21	2,232	3.0
Business products	1,576	112	45	1,733	2.3
Business services	4,486	203	201	4,890	6.6
Chemicals	781	34	38	853	1.1
Commercial real estate	5,526	10,640	11	16,177	21.7
Construction materials and contractors	2,674	258	242	3,174	4.3
Consumer discretionary	3,963	395	379	4,737	6.3
Consumer services	6,863	904	532	8,299	11.1
Equipment	1,568	78	118	1,764	2.5
Finance	6,066	95	388	6,549	8.8
Healthcare	4,169	1,354	333	5,856	7.9
Metals and mining	1,034	54	39	1,127	1.5
Oil and gas	2,041	44	76	2,161	2.9
Public exposure	2,286	24	716	3,026	4.1
Technology	789	22	194	1,005	1.3
Transportation	1,480	147	644	2,271	3.0
Utilities	6,102	1	357	6,460	8.7
Other	862	11	8	881	1.2
Total	$55,025	$15,006	$4,450	$74,481	100.0%

December 31, 2019	Commercial and industrial	Commercial real estate	Commercial lease financing	Total commercial loans	Percent of total
dollars in millions
Industry classification:
Agriculture	$1,036	$178	$112	$1,326	1.9%
Automotive	2,048	467	18	2,533	3.7
Business products	1,513	111	57	1,681	2.5
Business services	3,083	203	210	3,496	5.2
Chemicals	776	40	46	862	1.3
Commercial real estate	5,126	10,469	12	15,607	22.9
Construction materials and contractors	1,876	238	244	2,358	3.5
Consumer discretionary	3,646	400	467	4,513	6.6
Consumer services	4,567	863	535	5,965	8.8
Equipment	1,428	76	98	1,602	2.4
Finance	6,186	64	386	6,636	9.7
Healthcare	3,000	1,564	331	4,895	7.2
Metals and mining	1,117	44	41	1,202	1.8
Oil and gas	2,219	54	90	2,363	3.5
Public exposure	2,422	24	706	3,152	4.6
Technology	916	27	182	1,125	1.6
Transportation	1,298	218	737	2,253	3.3
Utilities	5,560	2	397	5,959	8.8
Other	478	7	19	504	.7
Total	$48,295	$15,049	$4,688	$68,032	100.0%

Commercial and industrial. Commercial and industrial loans are the largest component of our loan portfolio, representing 53% of our total loan portfolio at September 30, 2020, and 51% at December 31, 2019. This portfolio is approximately 72% variable rate and consists of loans originated primarily to large corporate, middle market, and small business clients.

Commercial and industrial loans totaled $55.0 billion at September 30, 2020, an increase of $6.7 billion, or 13.9%, compared to December 31, 2019. The growth was broad-based and spread across most industry categories, as the impact of COVID-19 resulted in over $8 billion of loans related to the PPP partly offset by a decline in commercial line utilization rates.

Commercial real estate loans. Our commercial real estate portfolio includes both mortgage and construction loans and is originated through two primary sources: our 15-state banking franchise, and KeyBank Real Estate Capital, a national line of business within the Commercial Bank that cultivates relationships with owners of commercial real estate located both within and beyond the branch system. Nonowner-occupied properties, generally properties for which at least 50% of the debt service is provided by rental income from nonaffiliated third parties, represented 80% of total commercial real estate loans outstanding at September 30, 2020. Construction loans, which provide a stream of funding for properties not fully leased at origination to support debt service payments over the term of the contract or project, represented 13% of commercial real estate loans at period end.

At September 30, 2020, commercial real estate loans totaled $15.0 billion, which includes $1.9 billion of construction loans. Compared to December 31, 2019, this portfolio decreased $43 million, or .3%. We continue to focus primarily on owners of completed and stabilized commercial real estate in accordance with our relationship strategy.

As shown in Figure 11, our commercial real estate loan portfolio includes various property types and geographic locations of the underlying collateral. These loans include commercial mortgage and construction loans in both
Consumer Bank and Commercial Bank.

Figure 11. Commercial Real Estate Loans

	Geographic Region							Total	Percent of Total	Construction	Commercial Mortgage
dollars in millions	West	Southwest	Central	Midwest	Southeast	Northeast	National
September 30, 2020
Nonowner-occupied:
Retail properties	$120	$16	$130	$123	$71	$462	$94	$1,016	6.8%	$51	$965
Multifamily properties	612	247	863	855	1,353	1,540	255	5,725	38.1	1,461	4,264
Health facilities	75	74	85	88	169	478	338	1,307	8.7	73	1,234
Office buildings	274	—	276	153	183	651	144	1,681	11.2	48	1,633
Warehouses	53	33	84	70	47	260	138	685	4.6	59	626
Manufacturing facilities	41	—	36	5	40	34	33	189	1.3	—	189
Hotels/Motels	76	—	19	—	12	116	98	321	2.1	20	301
Residential properties	—	—	—	3	—	63	—	66.4		3	63
Land and development	17	5	—	2	2	28	—	54.4		30	24
Other	107	22	6	89	104	253	375	956	6.4	64	892
Total nonowner-occupied	1,375	397	1,499	1,388	1,981	3,885	1,475	12,000	80.0	1,809	10,191
Owner-occupied	841	4	286	482	65	1,328	—	3,006	20.0	138	2,868
Total	$2,216	$401	$1,785	$1,870	$2,046	$5,213	$1,475	15,006	100.0%	$1,947	$13,059

Nonperforming loans	$1	—	—	$8	$6	$45	$44	$104	N/M	$1	$103
Accruing loans past due 90 days or more	—	—	—	1	—	18	—	19	N/M	1	18
Accruing loans past due 30 through 89 days	2	$2	$5	5	1	25	—	40	N/M	2	38

December 31, 2019
Nonowner-occupied:
Retail properties	$133	$41	$143	$155	$161	$580	$124	$1,337	8.9%	$85	$1,252
Multifamily properties	698	354	767	795	1,205	1,350	225	5,394	35.8	1,189	4,205
Health facilities	76	44	104	93	163	497	405	1,382	9.2	40	1,342
Office buildings	214	7	293	132	244	725	134	1,749	11.6	69	1,680
Warehouses	51	34	51	51	46	238	134	605	4.0	7	598
Manufacturing facilities	36	—	38	4	40	43	54	215	1.4	5	210
Hotels/Motels	76	—	19	—	12	129	57	293	1.9	6	287
Residential properties	—	—	—	2	—	98	—	100.7		5	95
Land and development	20	5	—	3	2	9	—	39.3		34	5
Other	80	9	71	86	22	259	358	885	5.9	23	862
Total nonowner-occupied	1,384	494	1,486	1,321	1,895	3,928	1,491	11,999	79.7	1,463	10,536
Owner-occupied	833	4	285	536	71	1,321	—	3,050	20.3	95	2,955
Total	$2,217	$498	$1,771	$1,857	$1,966	$5,249	$1,491	$15,049	100.0%	$1,558	$13,491

Nonperforming loans	$1	—	—	$7	$7	$20	$52	$87	N/M	$2	$85
Accruing loans past due 90 days or more	—	—	—	2	—	11	—	13	N/M	1	12
Accruing loans past due 30 through 89 days	1	—	—	7	—	8	—	16	N/M	2	14

West –	Alaska, California, Hawaii, Idaho, Montana, Oregon, Washington, and Wyoming
Southwest –	Arizona, Nevada, and New Mexico
Central –	Arkansas, Colorado, Oklahoma, Texas, and Utah
Midwest –	Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, and Wisconsin
Southeast –	Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, Washington D.C., and West Virginia
Northeast –	Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, and Vermont
National –	Accounts in three or more regions

Consumer loan portfolio

Consumer loans outstanding as of September 30, 2020, increased by $2.0 billion, or 7.5%, from December 31, 2019, driven by growth from the consumer mortgage business, Laurel Road, and indirect auto loans. On October 21, 2020, we announced that we would no longer originate indirect auto loans. The current portfolio of approximately $4.6 billion will run off over time.

The home equity portfolio is comprised of loans originated by our Consumer Bank within our 15-state footprint and is the largest segment of our consumer loan portfolio, representing 33% of consumer loans outstanding at September 30, 2020.

We held the first lien position for approximately 64% of the home equity portfolio at September 30, 2020, and 61% at December 31, 2019. For loans with real estate collateral, we track borrower performance monthly. Regardless of the lien position, credit metrics are refreshed quarterly, including recent FICO scores as well as updated loan-to-value ratios. This information is used in establishing the ALLL. Our methodology is described in Note 1 (“Basis of Presentation and Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” of this report.

Figure 12. Consumer Loans by State

in millions	Real estate — residential mortgage	Home equity loans	Consumer direct loans	Credit cards	Consumer indirect loans	Total
September 30, 2020
New York	$1,178	$2,539	$586	$346	$778	$5,427
Ohio	689	1,365	476	213	987	3,730
Washington	1,635	1,364	239	86	16	3,340
Pennsylvania	292	648	241	50	556	1,787
California	388	15	268	4	21	696
Texas	51	8	208	3	11	281
Colorado	775	368	134	29	5	1,311
Connecticut	952	351	83	24	150	1,560
Oregon	671	792	95	41	3	1,602
Massachusetts	239	46	93	5	476	859
Other	1,845	1,992	1,972	169	2,029	8,007
Total	$8,715	$9,488	$4,395	$970	$5,032	$28,600

	Real estate — residential mortgage	Home equity loans	Consumer direct loans	Credit cards	Consumer indirect loans	Total
December 31, 2019
New York	$1,146	$2,655	$548	$404	$797	$5,550
Ohio	601	1,458	461	247	827	3,594
Washington	1,126	1,546	252	102	8	3,034
Pennsylvania	282	677	189	55	477	1,680
Connecticut	1,029	375	68	26	154	1,652
Oregon	517	852	94	48	2	1,513
Colorado	544	428	109	34	2	1,117
Maine	123	434	71	38	359	1,025
Indiana	117	412	131	47	118	825
Massachusetts	257	48	62	6	437	810
Other	1,281	1,389	1,528	123	1,493	5,814
Total	$7,023	$10,274	$3,513	$1,130	$4,674	$26,614

Figure 13 summarizes our loan sales for the first nine months of 2020 and all of 2019.

Figure 13. Loans Sold (Including Loans Held for Sale)

in millions	Commercial	Commercial Real Estate	Commercial Lease Financing	Residential Real Estate	Consumer Direct	Total
2020
Third quarter	$163	$1,999	$67	$1,235	$208	$3,672
Second quarter	82	2,661	47	925	—	3,715
First quarter	55	2,022	81	546	—	2,704
Total	$300	$6,682	$195	$2,706	$208	$10,091
2019
Fourth quarter	$50	$3,138	$222	$559	—	$3,969
Third quarter	220	2,600	68	569	$247	3,704
Second quarter	154	1,864	96	329	—	2,443
First quarter	301	1,536	34	225	—	2,096
Total	$725	$9,138	$420	$1,682	$247	$12,212

Figure 14 shows loans that are either administered or serviced by us, but not recorded on the balance sheet; this includes loans that were sold.

Figure 14. Loans Administered or Serviced

in millions	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Commercial real estate loans	$380,110	$357,509	$354,919	$347,186	$317,152
Residential mortgage	7,670	6,922	6,405	6,146	5,749
Education loans	540	567	594	625	658
Commercial lease financing	1,273	1,126	1,029	1,047	969
Commercial loans	652	623	614	591	590
Consumer direct	1,966	1,710	1,999	2,243	2,272
Total	$392,211	$368,457	$365,560	$357,838	$327,390

In the event of default by a borrower, we are subject to recourse with respect to approximately $5.7 billion of the $392.2 billion of loans administered or serviced at September 30, 2020. Additional information about this recourse arrangement is included in Note 17 (“Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with FNMA.”

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

Securities

Our securities portfolio totaled $35.3 billion at September 30, 2020, compared to $31.9 billion at December 31, 2019. Available-for-sale securities were $26.9 billion at September 30, 2020, compared to $21.8 billion at December 31, 2019. Held-to-maturity securities were $8.4 billion at September 30, 2020, and $10.1 billion at December 31, 2019.

As shown in Figure 15, all of our mortgage-backed securities, which include both securities available for sale and held-to-maturity securities, are issued by government-sponsored enterprises or GNMA and traded in liquid secondary markets. These securities are recorded on the balance sheet at fair value for the available-for-sale portfolio and at amortized cost for the held-to-maturity portfolio. For more information about these securities, see Note 1 (“Basis of Presentation and Accounting Policies”), Note 5 (“Fair Value Measurements”) under the headings “Qualitative Disclosures of Valuation Techniques,” and Note 6 (“Securities”).

Figure 15. Mortgage-Backed Securities by Issuer

in millions	September 30, 2020	December 31, 2019
FHLMC	$7,311	$5,115
FNMA	10,152	12,308
GNMA	13,300	14,112
Total (a)	$30,763	$31,535

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
Figure 16. Securities Available for Sale

dollars in millions	U.S. Treasury, Agencies, and Corporations	States and Political Subdivisions	Agency Residential Collateralized Mortgage Obligations (a)	Agency Residential Mortgage-backed Securities (a)	Agency Commercial Mortgage-backed Securities (a)	Other Securities	Total	Weighted-Average Yield (b)
September 30, 2020
Remaining maturity:
One year or less	$4,464	$3	$655	$1	—	$11	$5,134.33%
After one through five years	—	—	10,321	1,306	$3,812	—	15,439	2.26
After five through ten years	—	—	2,639	17	3,230	1	5,887	2.06
After ten years	—	—	117	2	316	—	435	1.09
Fair value	$4,464	$3	$13,732	$1,326	$7,358	$12	$26,895	—
Amortized cost	$4,463	$3	$13,403	$1,256	$6,921	$8	$26,054	1.81%
Weighted-average yield (b)	.15%	4.47%	1.89%	2.78%	2.55%	.05%	1.81%	—
Weighted-average maturity	.2 years	.2 years	3.7 years	3.4 years	5.9 years	.7 years	3.7 years	—
December 31, 2019
Fair value	$334	$4	$12,783	$1,714	$6,997	$11	$21,843	—
Amortized cost	334	4	12,772	1,677	6,898	7	21,692	2.52%

(a)Maturity is based upon expected average lives rather than contractual terms.
(b)Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a TE basis using the statutory federal income tax rate of 21%.

Held-to-maturity securities

Federal agency CMOs and mortgage-backed securities constitute essentially all of our held-to-maturity securities. The remaining balance is comprised of foreign bonds and asset-backed securities. Figure 17 shows the composition, yields, and remaining maturities of these securities.

Figure 17. Held-to-Maturity Securities

dollars in millions	Agency Residential Collateralized Mortgage Obligations (a)	Agency Residential Mortgage-backed Securities (a)	Agency Commercial Mortgage-backed Securities (a)	Asset-backed securities	Other Securities	Total	Weighted-Average Yield (b)
September 30, 2020
Remaining maturity:
One year or less	$98	—	—	$1	$3	$102	2.65%
After one through five years	3,378	$270	$1,981	8	12	5,649	2.38
After five through ten years	832	43	1,745	—	—	2,620	2.64
After ten years	—	—	—	13	—	13	1.17
Amortized cost	$4,308	$313	$3,726	$22	$15	$8,384	2.46%
Fair value	$4,449	$324	$4,032	$22	$15	$8,842	—
Weighted-average yield (b)	2.12%	2.50%	2.86%	1.71%	2.15%	2.46%	—
Weighted-average maturity	3.6 years	4.4 years	5.1 years	19.1 years	2.3 years	4.3 years	—
December 31, 2019
Amortized cost	$5,692	$409	$3,940	11	$15	$10,067	2.43%
Fair value	5,666	415	4,009	11	15	10,116	—
(a)Maturity is based upon expected average lives rather than contractual terms.
(b)Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a TE basis using the statutory federal income tax rate of 21%.

Deposits and other sources of funds

Figure 18. Breakdown of Deposits at September 30, 2020

Large corporate
20%
Public sector
7%
Middle market
13%
Business banking: 13%
Retail
47%

Deposits are our primary source of funding. At September 30, 2020, our deposits totaled $136.7 billion, an increase of $24.9 billion compared to December 31, 2019. The increase was driven by existing relationships and targeted strategic growth of commercial clients, as well as growth from consumer stimulus payments and lower consumer spending.

Wholesale funds, consisting of short-term borrowings and long-term debt, totaled $13.7 billion at September 30, 2020, compared to $13.5 billion at December 31, 2019. Strong deposit growth and elevated levels of liquidity resulted in less reliance on wholesale funds to support the growth in the balance sheet at September 30, 2020.

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

The following sections discuss certain ways we have deployed our capital. For further information, see the Consolidated Statements of Changes in Equity and Note 19 (“Shareholders' Equity”).

COMMON SHAREHOLDER PAYOUT (IN MILLIONS) (a)
$182
$248
$182
$241
$181
$152
$181
$1
$180
3Q19
4Q19
1Q20
2Q20
3Q20
COMMON SHARES REPURCHASED
CASH DIVIDENDS DECLARED ON COMMON SHARES

DIVIDEND PAYOUT RATIO (b)
154.2%
108.8%
47.4%
41.1%
45.1%
3Q19
4Q19
1Q20
2Q20
3Q20

(a)Common Share repurchases were suspended during the first quarter of 2020 in response to the COVID-19 pandemic.
(b)The dividend payout ratio for the first and second quarters of 2020 was impacted by lower EPS which was impacted by the economic fallout from the COVID-19 pandemic.

Dividends

Consistent with our 2020 capital plan, we paid a quarterly dividend of $.185 per Common Share for the third quarter of 2020. The suspension of our share repurchase program announced on March 17, 2020, does not impact our dividend per Common Share, and we believe our capital level provides sufficient capacity to maintain our dividend (subject to any restrictions that may be imposed by the Federal Reserve, as discussed in “Capital planning and stress testing” in the “Supervision and Regulation” section). Further information regarding the capital planning process and CCAR is included under the heading “Capital planning and stress testing” in the “Supervision and Regulation” section beginning on page 15 of our 2019 Form 10-K.

Common shares outstanding

Our Common Shares are traded on the NYSE under the symbol KEY with 32,376 holders of record at September 30, 2020. Our book value per Common Share was $16.25 based on 976.2 million shares outstanding at September 30, 2020, compared to $15.54 per Common Share based on 977.2 million shares outstanding at December 31, 2019. At September 30, 2020, our tangible book value per Common Share was $13.32, compared to $12.56 per Common Share at December 31, 2019.

Figure 19 shows activities that caused the change in outstanding Common Shares over the past five quarters.

Figure 19. Changes in Common Shares Outstanding

	2020			2019
in thousands	Third	Second	First	Fourth	Third
Shares outstanding at beginning of period	975,947	975,319	977,189	988,538	1,003,114
Open market repurchases and return of shares under employee compensation plans	(1)	(19)	(7,862)	(12,968)	(15,076)
Shares issued under employee compensation plans (net of cancellations)	259	647	5,992	1,619	500
Shares outstanding at end of period	976,205	975,947	975,319	977,189	988,538

As shown above, Common Shares outstanding increased by .3 million shares during the third quarter of 2020.

At September 30, 2020, we had 280.5 million treasury shares, compared to 279.5 million treasury shares at December 31, 2019. Going forward we expect to reissue treasury shares as needed in connection with stock-based compensation awards and for other corporate purposes.

Information on repurchases of Common Shares by KeyCorp is included in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this report.

Capital adequacy

Capital adequacy is an important indicator of financial stability and performance. All of our capital ratios remained in excess of regulatory requirements at September 30, 2020. Our capital and liquidity levels are intended to position us to weather an adverse operating environment while continuing to serve our clients’ needs, as well as to meet the Regulatory Capital Rules described in Item 1. Business of our 2019 Form 10-K under the heading “Supervision and Regulation.” Our shareholders’ equity to assets ratio was 10.4% at September 30, 2020, compared to 11.8% at December 31, 2019. Our tangible common equity to tangible assets ratio was 7.8% at September 30, 2020, compared to 8.6% at December 31, 2019. See the section entitled “GAAP to Non-GAAP Reconciliations,” which presents the computations of certain financial measures related to “tangible common equity.” The minimum capital and leverage ratios under the Regulatory Capital Rules together with the ratios of KeyCorp at September 30, 2020, are set forth in the “Supervision and regulation — Regulatory capital requirements” section in Item 2 of this report.

Figure 20 represents the details of our regulatory capital positions at September 30, 2020, and December 31, 2019, under the Regulatory Capital Rules. Information regarding the regulatory capital ratios of KeyCorp’s banking subsidiaries is presented annually, with the most recent information included in Note 24 (“Shareholders' Equity”) beginning on page 169 of our 2019 Form 10-K.

Figure 20. Capital Components and Risk-Weighted Assets

	dollars in millions	September 30, 2020	December 31, 2019
COMMON EQUITY TIER 1
Key shareholders’ equity (GAAP)		$17,722	$17,038
Less:	Preferred Stock (a)	1,856	1,856
Add:	CECL phase-in (b)	405	—
	Common Equity Tier 1 capital before adjustments and deductions	16,271	15,182
Less:	Goodwill, net of deferred taxes	2,566	2,584
	Intangible assets, net of deferred taxes	166	207
	Deferred tax assets	1	9
	Net unrealized gains (losses) on available-for-sale securities, net of deferred taxes	642	115
	Accumulated gains (losses) on cash flow hedges, net of deferred taxes	550	250
	Amounts in AOCI attributed to pension and postretirement benefit costs, net of deferred taxes	(325)	(339)
	Total Common Equity Tier 1 capital	$12,671	$12,356
TIER 1 CAPITAL
Common Equity Tier 1		$12,671	$12,356
Additional Tier 1 capital instruments and related surplus		1,856	1,856
Less:	Deductions	—	—
	Total Tier 1 capital	14,527	14,212
TIER 2 CAPITAL
Tier 2 capital instruments and related surplus		1,720	1,546
Allowance for losses on loans and liability for losses on lending-related commitments (c)		1,502	978
Less:	Deductions	—	—
	Total Tier 2 capital	3,222	2,524
	Total risk-based capital	$17,749	$16,736
RISK-WEIGHTED ASSETS
Risk-weighted assets on balance sheet		$103,786	$102,441
Risk-weighted off-balance sheet exposure		28,587	27,303
Market risk-equivalent assets		1,448	1,121
Gross risk-weighted assets		133,821	130,865
Less:	Excess allowance for loan and lease losses	—	—
	Net risk-weighted assets	$133,821	$130,865
AVERAGE QUARTERLY TOTAL ASSETS		$166,601	$143,910
CAPITAL RATIOS
Tier 1 risk-based capital		10.9%	10.9%
Total risk-based capital		13.3	12.8
Leverage (d)		8.7	9.9
Common Equity Tier 1		9.5	9.4
(a)Net of capital surplus.
(b)Amount reflects our decision to adopt the CECL transitional provision.
(c)The ALLL included in Tier 2 capital is limited by regulation to 1.25% of the institution’s standardized total risk-weighted assets (excluding its standardized market risk-weighted assets). The ALLL includes $42 million and $10 million of allowance classified as “discontinued assets” on the balance sheet at September 30, 2020, and December 31, 2019, respectively.
(d)This ratio is Tier 1 capital divided by average quarterly total assets as defined by the Federal Reserve less: (i) goodwill, (ii) the disallowed intangible and deferred tax assets, and (iii) other deductions from assets for leverage capital purposes.

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

Trading market risk

Key incurs market risk as a result of trading activities that are used in support of client facilitation and hedging activities, principally within our investment banking and capital markets businesses. Key has exposures to a wide range of risk factors including interest rates, equity prices, foreign exchange rates, credit spreads, and commodity prices, as well as the associated implied volatilities and spreads.  Our primary market risk exposures are a result of trading and hedging activities in the derivative and fixed income markets, including securitization positions exposures. At September 30, 2020, we did not have any re-securitization positions.  We maintain modest trading inventories to facilitate customer flow, make markets in securities, and hedge certain risks including but not limited to credit risk and interest rate risk. The risks associated with these activities are mitigated in accordance with the Market Risk hedging policy.  The majority of our positions are traded in active markets.

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

Actual losses for the total covered portfolios did not exceed the aggregate daily VaR at a 99% confidence level during the quarter ended September 30, 2020, and September 30, 2019. The MRM backtests our VaR model on a daily basis to evaluate its predictive power. The test compares VaR model results at the 99% confidence level to daily held profit and loss. Results of backtesting are provided to the MRC. Backtesting exceptions occur when trading losses exceed VaR. We do not engage in correlation trading or utilize the internal model approach for measuring default and credit migration risk. Our net VaR approach incorporates diversification, but our VaR calculation does not include the impact of counterparty risk and our own credit spreads on derivatives.

The aggregate VaR at the 99% confidence level with a one day holding period for all covered positions was $3.1 million at September 30, 2020, and $1.0 million at September 30, 2019. Figure 21 summarizes our VaR at the 99% confidence level with a one day holding period for significant portfolios of covered positions for the three months ended September 30, 2020, and September 30, 2019.

Figure 21. VaR for Significant Portfolios of Covered Positions

	2020				2019
	Three months ended September 30,				Three months ended September 30,
in millions	High	Low	Mean	September 30,	High	Low	Mean	September 30,
Trading account assets:
Fixed income	$3.0	$1.1	$2.0	$2.5	$1.0	$.3	$.5	$.8
Derivatives:
Interest rate	$.9	.3	$.5	$.3	$.1	—	$.1	$.1

Stressed VaR is calculated by running the portfolios through a predetermined stress period which is approved by the MRC and is calculated at the 99% confidence level using the same model and assumptions used for general VaR. The aggregate stressed VaR for all covered positions was $3.1 million at September 30, 2020, and $4.5 million at September 30, 2019. Figure 22 summarizes our stressed VaR at the 99% confidence level with a one day holding period for significant portfolios of covered positions for the three months ended September 30, 2020, and September 30, 2019.

Figure 22. Stressed VaR for Significant Portfolios of Covered Positions

	2020				2019
	Three months ended September 30,				Three months ended September 30,
in millions	High	Low	Mean	September 30,	High	Low	Mean	September 30,
Trading account assets:
Fixed income	$3.0	$.8	$1.7	$2.5	$4.3	$2.4	$3.2	$3.3
Derivatives:
Interest rate	$.7	$.1	$.2	$.4	$.9	$.2	$.5	$.7

Internal capital adequacy assessment. Market risk is a component of our internal capital adequacy assessment. Our risk-weighted assets include a market risk-equivalent asset amount, which consists of a VaR component, stressed VaR component, a de minimis exposure amount, and a specific risk add-on including the securitization positions. The aggregate market value of the securitization positions as defined by the Market Risk Rule was $27 million at September 30, 2020, all of which were mortgage-backed security positions. Specific risk is the price risk of individual financial instruments, which is not accounted for by changes in broad market risk factors and is measured through a standardized approach. Market risk weighted assets, including the specific risk calculations, are run quarterly by the MRM in accordance with the Market Risk Rule, and approved by the Chief Market Risk Officer.

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

•“Reprice risk” is the exposure to changes in the level of interest rates and occurs when the volume of interest-bearing liabilities and the volume of interest-earning assets they fund (e.g., deposits used to fund loans) do not mature or reprice at the same time.
•“Basis risk” is the exposure to asymmetrical changes in interest rate indices and occurs when floating-rate assets and floating-rate liabilities reprice at the same time, but in response to different market factors or indexes.
•“Yield curve risk” is the exposure to nonparallel changes in the slope of the yield curve (where the yield curve depicts the relationship between the yield on a particular type of security and its term to maturity) and occurs when interest-bearing liabilities and the interest-earning assets that they fund do not price or reprice to the same term point on the yield curve.
•“Option risk” is the exposure to a customer or counterparty’s ability to take advantage of the interest rate environment and terminate or reprice one of our assets, liabilities, or off-balance sheet instruments prior to contractual maturity without a penalty. Option risk occurs when exposures to customer and counterparty early withdrawals or prepayments are not mitigated with an offsetting position or appropriate compensation.

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

LIBOR Transition

As disclosed in Item 1A. Risk Factors of our 2019 Form 10-K, LIBOR in its current form is not expected to be available after 2021. The most likely replacement rate is expected to be SOFR, which has been recommended by the ARRC. The Federal Reserve has encouraged financial institutions not to wait for the end of 2021 to make the transition away from LIBOR. We have established an enterprise wide program to identify and address all LIBOR transition issues. We are collaborating closely with regulators and industry groups on the transition and closely monitoring developments in industry practices related to LIBOR alternatives. The goals of our LIBOR transition program are to:

•Identify and analyze LIBOR-based exposure and develop and execute transition strategies;
•Review and update near-term strategies and actions for our current LIBOR-based business currently being written;
•Assess financial impact and risk while planning and executing mitigation actions;
•Understand and strategically address the current market approach to LIBOR and SOFR; and
•Determine and execute system and process work to be operationally ready for SOFR.

As part of the LIBOR transition program, we completed an initial risk assessment to help us identify the impact and risks associated with various products, systems, processes, and models. This risk assessment has assisted us in making necessary updates to our infrastructure and operational systems and processes to implement a replacement rate, and we anticipate being operationally ready for SOFR in the fourth quarter of 2020. We have compiled an inventory of existing legal contracts that are impacted by the LIBOR transition. We are assessing the LIBOR fallback language in those contracts and are devising a strategy to address the LIBOR transition for those contracts. We have also focused on refining LIBOR fallback language in new legal contracts. We expect to leverage recommendations made by the ARRC and ISDA that are tailored to our specific client segments.

Net interest income simulation analysis. The primary tool we use to measure our interest rate risk is simulation analysis. For purposes of this analysis, we estimate our net interest income based on the current and projected composition of our on- and off-balance sheet positions, accounting for recent and anticipated trends in customer activity. The analysis also incorporates assumptions for the current and projected interest rate environments and balance sheet growth projections based on a most likely macroeconomic view. The modeling incorporates investment portfolio and swap portfolio balances consistent with management's desired interest rate risk positioning. The simulation model estimates the amount of net interest income at risk by simulating the change in net interest income that would occur if rates were to gradually increase or decrease from current levels over the next 12 months (subject to a floor on market interest rates at zero).

Figure 23 presents the results of the simulation analysis at September 30, 2020, and September 30, 2019. At September 30, 2020, our simulated impact to changes in interest rates was modest. Exposure to declining rates remains nominal given the low level of market rates in comparison to the floor utilized in the scenario. Exposure to rising rates has changed from a detriment in 2019 to a benefit currently as the lower actual market rates reduce the need for additional modeled hedges and lower the projected beta to rising rates. Tolerance levels for risk management require the development of remediation plans to maintain residual risk within tolerance if simulation modeling demonstrates that a gradual, parallel 200 basis point increase or 200 basis point decrease in interest rates over the next 12 months would adversely affect net interest income over the same period by more than 5.5%. Current modeled exposure is within Board approved tolerances.

Figure 23. Simulated Change in Net Interest Income

	September 30, 2020		September 30, 2019
Basis point change assumption (short-term rates)	-200	+200	-175	+200
Assumed floor in market rates (in basis points)	—	N/A	25	N/A
Tolerance level	-5.50%	-5.50%	-5.50%	-5.50%
Interest rate risk assessment	-1.92%	4.49%	-1.66%	-2.06%

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

Economic value of equity modeling. EVE complements net interest income simulation analysis as it estimates risk exposure beyond 12-, 24-, and 36-month horizons. EVE modeling measures the extent to which the economic values of assets, liabilities, and off-balance sheet instruments may change in response to fluctuations in interest rates. EVE is calculated by subjecting the balance sheet to an immediate 200 basis point increase or decrease in interest rates, measuring the resulting change in the values of assets, liabilities, and off-balance sheet instruments, and comparing those amounts with the base case of the current interest rate environment. This analysis is highly dependent upon assumptions applied to assets and liabilities with non-contractual maturities. Those assumptions are based on historical behaviors, as well as our expectations. We develop remediation plans that would maintain residual risk within tolerance if this analysis indicates that our EVE will decrease by more than 15% in response to an immediate increase or decrease in interest rates. We are operating within these guidelines as of September 30, 2020.

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

Figure 24. Portfolio Swaps by Interest Rate Risk Management Strategy

	September 30, 2020
				Weighted-Average			December 31, 2019
dollars in millions	Notional Amount	Fair Value		Maturity (Years)	Receive Rate	Pay Rate	Notional Amount	Fair Value
Interest rate swaps
Cash flow:
Receive fixed — asset	$18,415	$745		2.2	2.2%	.2%	$19,270	$312
Receive fixed forward starting — asset	—	—		—	—	—	3,400	32
Pay fixed swap — debt	50	(12)		7.8	0.3%	3.6%	50	(7)
Total cash flow swaps	18,465	733		2.2	2.2%	.2%	22,720	337

Fair value:
Received fixed — debt	7,787	491		4.1	2.1%	.2%	8,189	240
Total interest rate swaps	$26,252	$1,224	(b)	2.8	2.1%	.2%	$30,909	$577	(b)

Interest rate options
Cash flow:
Floors — purchased (a)	$7,800	$24		.7	—	—	$4,200	$149
Floors — sold (a)	—	—		—	—	—	3,900	(15)
Total interest rate options	$7,800	$24		.7	—	—	$8,100	$134

(a)Conventional A/LM and forward A/LM floors do not have a stated receive rate or pay rate and are given a strike price on the option.
(b)Excludes accrued interest of $137 million and $107 million at September 30, 2020, and December 31, 2019, respectively.

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

Our credit ratings at September 30, 2020, are shown in Figure 25. We believe these credit ratings, under normal conditions in the capital markets, would enable KeyCorp or KeyBank to issue fixed income securities to investors.

Figure 25. Credit Ratings

September 30, 2020	Short-Term Borrowings	Long-Term Deposits	Senior Long-Term Debt	Subordinated Long-Term Debt	Capital Securities	Preferred Stock
KEYCORP (THE PARENT COMPANY)
Standard & Poor’s	A-2	N/A	BBB+	BBB	BB+	BB+
Moody’s	P-2	N/A	Baa1	Baa1	Baa2	Baa3
Fitch Ratings, Inc.	F1	N/A	A-	BBB+	BB+	BB+
DBRS, Inc.	R-1 (low)	N/A	A	A (low)	A (low)	BBB

KEYBANK
Standard & Poor’s	A-2	N/A	A-	BBB+	N/A	N/A
Moody’s	P-2	Aa3	A3	Baa1	N/A	N/A
Fitch Ratings, Inc.	F1	A	A-	BBB+	N/A	N/A
DBRS, Inc.	R-1 (middle)	A (high)	A (high)	A	N/A	N/A

Sources of liquidity

Our primary source of funding for KeyBank is retail and commercial deposits. As of September 30, 2020, our consolidated loan-to-deposit ratio was 77%. In addition, we also have access to various sources of wholesale funding, maintain a portfolio of liquid assets, and have borrowing capacity at the FHLB and Federal Reserve Bank of Cleveland. Our liquid asset portfolio at September 30, 2020, totaled $36.9 billion, consisting of $23.9 billion of unpledged securities, $80 million of securities available for secured funding at the FHLB, and $12.9 billion of net balances of federal funds sold and balances in our Federal Reserve account. Additionally, as of September 30, 2020, our unused borrowing capacity secured by loan collateral was $24.4 billion at the Federal Reserve Bank of Cleveland and $8.6 billion at the FHLB. During the third quarter of 2020, our secured term borrowings decreased $1.0 billion as advances were paid down.

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

At September 30, 2020, KeyCorp held $3.8 billion in cash, which we projected to be sufficient to meet our projected obligations, including the repayment of our maturing debt obligations for the periods prescribed by our risk tolerance.

Typically, KeyCorp meets its liquidity requirements through regular dividends from KeyBank. During the third quarter of 2020, KeyBank paid $350 million in cash dividends to KeyCorp. As of September 30, 2020, KeyBank had regulatory capacity to pay $823 million in dividends to KeyCorp without prior regulatory approval.

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

The Consolidated Statements of Cash Flows summarize our sources and uses of cash by type of activity for the nine-month periods ended September 30, 2020, and September 30, 2019.

For more information regarding liquidity governance structure, factors affecting liquidity, management of liquidity risk at KeyBank and KeyCorp, long-term liquidity strategies, and other liquidity programs, see ”Liquidity Risk Management” beginning on page 71 of our 2019 Form 10-K.

Credit risk management

Credit risk is the risk of loss arising from an obligor’s inability or failure to meet contractual payment or performance terms. Like other financial services institutions, we make loans, extend credit, purchase securities, provide financial and payments products, and enter into financial derivative contracts, all of which have related credit risk.

Credit policy, approval, and evaluation

We manage credit risk exposure through a multifaceted program. The Credit Risk Committee approves management’s credit policies and recommends for approval significant credit policies to the appropriate Board committee or to the Board. These policies are communicated throughout the organization to foster a consistent approach to granting credit. As a result of the current economic environment, our commercial loan portfolio is going through active portfolio surveillance which is described in more detail in the section entitled “Loans and loans held for sale — Commercial loan portfolio.”

Allowance for loan and lease losses

We estimate the appropriate level of the ALLL on at least a quarterly basis. The methodology used is described in Note 1 (“Basis of Presentation and Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” in this report. Briefly, the ALLL estimate uses various models and estimation techniques based on our historical loss experience, current borrower characteristics, current conditions, reasonable and supportable forecasts and other relevant factors. The ALLL at September 30, 2020, represents our best estimate of the lifetime expected credit losses inherent in the loan portfolio at that date.

As shown in Figure 26, our ALLL from continuing operations increased by $830 million, or 92.2%, from December 31, 2019. Our commercial ALLL decreased by $124 million, or 16.5%, with the adoption of ASU 2016-13, Financial Instruments — Credit Losses at January 1, 2020. The commercial ALLL increased by $554 million, or 88.4%, from January 1, 2020, through September 30, 2020, driven by updated economic forecasts that capture additional deterioration triggered by the global COVID-19 pandemic. Our consumer ALLL increased by $328 million, or 220.1%, with the adoption of ASU 2016-13, Financial Instruments — Credit Losses at January 1, 2020. The consumer ALLL increased $72 million, or 15.1%, from January 1, 2020, through September 30, 2020, driven by portfolio growth and updated economic forecasts that capture additional deterioration triggered by the global COVID-19 pandemic.

Figure 26. Allocation of the Allowance for Loan Lease Losses (a)

	September 30, 2020			December 31, 2019
dollars in millions	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans
Commercial and industrial	$810	46.8%	53.4%	$551	61.2%	51.0%
Commercial real estate:
Commercial mortgage	279	16.1	12.7	143	15.9	14.3
Construction	34	2.0	1.9	22	2.4	1.6
Total commercial real estate loans	313	18.1	14.6	165	18.3	15.9
Commercial lease financing	58	3.4	4.3	35	3.9	5.0
Total commercial loans	1,181	68.3	72.3	751	83.4	71.9
Real estate — residential mortgage	104	6.0	8.4	7.8		7.4
Home equity loans	183	10.6	9.2	31	3.5	10.9
Consumer direct loans	125	7.2	4.3	34	3.8	3.7
Credit cards	95	5.5	0.9	47	5.2	1.2
Consumer indirect loans	42	2.4	4.9	30	3.3	4.9
Total consumer loans	549	31.7	27.7	149	16.6	28.1
Total ALLL — continuing operations (b)	$1,730	100.0%	100.0%	$900	100.0%	100.0%

(a)The ALLL at December 31, 2019, was calculated under the incurred-loss methodology which was replaced by the CECL methodology beginning on January 1, 2020. See Note 1 (“Summary of Significant Accounting Policies”) and Note 5 (“Asset Quality”) for more information.
(b)Excludes allocations of the ALLL related to the discontinued operations of the education lending business in the amount of $42 million at September 30, 2020, and $10 million at December 31, 2019.

Net loan charge-offs

Figure 27 shows the trend in our net loan charge-offs by loan type, while the composition of loan charge-offs and recoveries by type of loan is presented in Figure 28.

Net loan charge-offs for the three months ended September 30, 2020, decreased $68 million compared to the year-ago quarter. This decrease was primarily due to a $123 million charge-off related to a previously disclosed fraud loss in the third quarter of 2019.

Figure 27. Net Loan Charge-offs from Continuing Operations (a)

	2020			2019
dollars in millions	Third	Second	First	Fourth	Third
Commercial and industrial	$92	$66	$55	$72	$170
Real estate — Commercial mortgage	11	2	2	2	—
Real estate — Construction	—	—	—	1	—
Commercial lease financing	10	3	2	—	—
Total commercial loans	113	71	59	75	170
Real estate — Residential mortgage	(1)	2	—	(1)	1
Home equity loans	1	1	2	1	4
Consumer direct loans	6	8	10	9	8
Credit cards	7	10	9	9	9
Consumer indirect loans	2	4	4	6	4
Total consumer loans	15	25	25	24	26
Total net loan charge-offs	$128	$96	$84	$99	$196
Net loan charge-offs to average loans	.49%	.36%	.35%	.42%	.85%
Net loan charge-offs from discontinued operations — education lending business	—	—	$1	$1	—
(a)Credit amounts indicate that recoveries exceeded charge-offs.

Figure 28. Summary of Loan and Lease Loss Experience from Continuing Operations

	Three months ended September 30,		Nine months ended September 30,
dollars in millions	2020	2019	2020	2019
Average loans outstanding	$104,919	$91,956	$103,018	$90,805
Allowance for loan and lease losses at the end of the prior period	$1,708	$890	$900	$883
Cumulative effect from change in accounting principle (a)	—	—	204	—
Allowance for loan and lease losses at beginning of period	1,708	890	1,104	883
Loans charged off:
Commercial and industrial	101	176	232	242
Real estate — commercial mortgage	13	—	18	6
Real estate — construction	—	—	—	4
Commercial lease financing	10	1	16	25
Total commercial loans	124	177	266	277
Real estate — residential mortgage	—	1	2	3
Home equity loans	4	6	10	16
Consumer direct loans	8	10	30	30
Credit cards	9	11	32	34
Consumer indirect loans	6	8	22	24
Total consumer loans	27	36	96	107
Total loans charged off	151	213	362	384
Recoveries:
Commercial and industrial	9	6	19	22
Real estate — commercial mortgage	2	—	3	2
Real estate — construction	—	—	—	—
Commercial lease financing	—	1	1	4
Total commercial loans	11	7	23	28
Real estate — residential mortgage	1	—	1	1
Home equity loans	3	2	6	6
Consumer direct loans	2	2	6	5
Credit cards	2	2	6	6
Consumer indirect loans	4	4	12	13
Total consumer loans	12	10	31	31
Total recoveries	23	17	54	59
Net loan charge-offs	(128)	(196)	(308)	(325)
Provision (credit) for loan and lease losses	150	199	934	335
Allowance for loan and lease losses at end of period (c)	$1,730	$893	$1,730	$893
Liability for credit losses on lending-related commitments at the end of the prior period	$198	$64	$68	$64
Liability for credit losses on contingent guarantees at the end of the prior period	—	—	7	—
Cumulative effect from change in accounting principle (a), (b)	—	—	66	—
Liability for credit losses on off-balance sheet exposures at beginning of period	198	64	141	64
Provision (credit) for losses on off-balance sheet exposures	10	1	67	1
Liability for credit losses on off-balance sheet exposures at end of period (d)	$208	$65	$208	$65
Total allowance for credit losses at end of period	$1,938	$958	$1,938	$958
Net loan charge-offs to average total loans	.49%	.85%	.40%	.48%
Allowance for loan and lease losses to period-end loans	1.68	.96	1.68	.96
Allowance for credit losses to period-end loans	1.88	1.03	1.88	1.03
Allowance for loan and lease losses to nonperforming loans	207.4	152.6	207.4	152.6
Allowance for credit losses to nonperforming loans	232.4	163.8	232.4	163.8

Discontinued operations — education lending business:
Loans charged off	$—	$1	$4	$9
Recoveries	—	1	3	3
Net loan charge-offs	$—	$—	$(1)	$(6)

(a)The cumulative effect from change in accounting principle relates to the January 1, 2020, adoption of ASU 2016-13.
(b)Excludes $4 million related to the provision for other financial assets.
(c)The ALLL at December 31, 2019, was calculated under the incurred-loss methodology which was replaced by the CECL methodology beginning on January 1, 2020. See Note 1 (“Summary of Significant Accounting Policies”) and Note 4 (“Asset Quality”) for more information.
(d)Included in "Accrued expense and other liabilities" on the balance sheet.

Nonperforming assets

Figure 29 shows the composition of our nonperforming assets. As shown in Figure 29, nonperforming assets at September 30, 2020, increased $288 million from December 31, 2019. This increase was primarily driven by an increase in nonperforming loans in our oil and gas portfolio and the transfer of one commercial property to OREO in the first quarter of 2020.

Under the CARES Act as well as banking regulator interagency guidance, certain loan modifications to borrowers experiencing financial distress as a result of the economic impacts created by the COVID-19 pandemic may not be reported as nonperforming. Refer to Note 4 (“Asset Quality”) under the heading “Nonperforming and Past Due Loans.”

For a summary of our nonaccrual and charge-off policies, see Note 1 (“Basis of Presentation and Accounting Policies”) under the headings “Nonperforming Loans,” “Impaired Loans,” and “Allowance for Loan and Lease Losses” and Note 1 (“Summary of Significant Accounting Policies”) of our 2019 Form 10-K.

Figure 29. Summary of Nonperforming Assets and Past Due Loans from Continuing Operations

dollars in millions	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Commercial and industrial	$459	$404	$277	$264	$238
Real estate — commercial mortgage	104	91	87	83	92
Real estate — construction	1	1	2	2	2
Total commercial real estate loans (a)	105	92	89	85	94
Commercial lease financing	6	9	5	6	7
Total commercial loans (b)	570	505	371	355	339
Real estate — residential mortgage	96	89	89	48	42
Home equity loans	146	141	143	145	179
Consumer direct loans	3	3	4	4	3
Credit cards	2	2	3	3	2
Consumer indirect loans	17	20	22	22	20
Total consumer loans	264	255	261	222	246
Total nonperforming loans	834	760	632	577	585
OREO	105	112	119	35	39
Nonperforming loans held for sale	61	75	89	94	78
Other nonperforming assets	3	4	4	9	9
Total nonperforming assets	$1,003	$951	$844	$715	$711
Accruing loans past due 90 days or more	$73	$87	$128	$97	$54
Accruing loans past due 30 through 89 days	336	419	393	329	366
Restructured loans — accruing and nonaccruing (c)	306	310	340	347	347
Restructured loans included in nonperforming loans (c)	168	166	172	183	176
Nonperforming assets from discontinued operations — education lending business	6	7	7	7	7
Nonperforming loans to period-end portfolio loans	.81%	.72%	.61%	.61%	.63%
Nonperforming assets to period-end portfolio loans plus OREO and other nonperforming assets	.97	.89	.82	.75	.77
(a)See Figure 11 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial real estate loan portfolio.
(b)See Figure 10 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial loan portfolio.
(c)Restructured loans (i.e., TDRs) are those for which Key, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. These concessions are made to improve the collectability of the loan and generally take the form of a reduction of the interest rate, extension of the maturity date or reduction in the principal balance.

Figure 30 shows the types of activity that caused the change in our nonperforming loan balance during each of the last five quarters.

Figure 30. Summary of Changes in Nonperforming Loans from Continuing Operations

	2020			2019
in millions	Third	Second	First	Fourth	Third
Balance at beginning of period	$760	$632	$577	$585	$561
Loans placed on nonaccrual status (a)	387	293	219	268	271
Charge-offs	(150)	(111)	(100)	(114)	(91)
Loans sold	(6)	(5)	(4)	(1)	—
Payments	(83)	(29)	(31)	(59)	(37)
Transfers to OREO	—	—	(3)	(3)	(4)
Transfers to nonperforming loans held for sale	—	—	—	(47)	(78)
Transfers to other nonperforming assets	—	—	—	—	—
Loans returned to accrual status	(74)	(20)	(26)	(52)	(37)
Balance at end of period	$834	$760	$632	$577	$585

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

The Operational Risk Management Program provides the framework for the structure, governance, roles, and responsibilities, as well as the content, to manage operational risk for Key. The Compliance Risk Management Program serves the same function in managing compliance risk for Key. The Operational Risk Committee and the Compliance Risk Committee support the ERM Committee by identifying early warning events and trends, escalating emerging risks, and discussing forward-looking assessments. Both the Operational Risk Committee and the Compliance Risk Committee include attendees from each of the Three Lines of Defense. Primary responsibility for managing and monitoring internal control mechanisms lies with the managers of our various lines of business. The Operational Risk Committee and Compliance Risk Committee are senior management committees that oversee our level of operational and compliance risk and direct and support our operational and compliance infrastructure and related activities. These committees and the Operational Risk Management and Compliance Risk Management functions are an integral part of our ERM Program. Our Risk Review function regularly assesses the overall effectiveness of our Operational Risk Management and Compliance Risk Management Programs and our system of internal controls. Risk Review reports the results of reviews on internal controls and systems to senior management and the Risk and Audit Committees and independently supports the Risk Committee’s oversight of these controls.

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

		Three months ended					Nine months ended
dollars in millions		9/30/2020	6/30/2020	3/31/2020	12/31/2019	9/30/2019	9/30/2020	9/30/2019
Tangible common equity to tangible assets at period-end
Key shareholders’ equity (GAAP)		$17,722	$17,542	$17,411	$17,038	$17,116
Less:	Intangible assets (a)	2,862	2,877	2,894	2,910	2,928
	Preferred Stock (b)	1,856	1,856	1,856	1,856	1,856
	Tangible common equity (non-GAAP)	$13,004	$12,809	$12,661	$12,272	$12,332
Total assets (GAAP)		$170,540	$171,192	$156,197	$144,988	$146,691
Less:	Intangible assets (a)	2,862	2,877	2,894	2,910	2,928
	Tangible assets (non-GAAP)	$167,678	$168,315	$153,303	$142,078	$143,763
	Tangible common equity to tangible assets ratio (non-GAAP)	7.8%	7.6%	8.3%	8.6%	8.6%
Average tangible common equity
Average Key shareholders’ equity (GAAP)		$17,730	$17,688	$17,216	$17,178	$17,113	$17,545	$16,454
Less:	Intangible assets (average) (c)	2,870	2,886	2,902	2,919	2,942	2,886	2,905
	Preferred Stock (average)	1,900	1,900	1,900	1,900	1,900	1,900	1,705
	Average tangible common equity (non-GAAP)	$12,960	$12,902	$12,414	$12,359	$12,271	$12,759	$11,844
Return on average tangible common equity from continuing operations
Net income (loss) from continuing operations attributable to Key common shareholders (GAAP)		$397	$159	$118	$439	$383	$674	$1,172
Average tangible common equity (non-GAAP)		12,960	12,902	12,414	12,359	12,271	12,759	11,844
Return on average tangible common equity from continuing operations (non-GAAP)		12.19%	4.96%	3.82%	14.09%	12.38%	7.06%	13.23%
Return on average tangible common equity consolidated
Net income (loss) attributable to Key common shareholders (GAAP)		$401	$161	$119	$442	$386	$681	$1,172
Average tangible common equity (non-GAAP)		12,960	12,902	12,414	12,359	12,271	12,759	11,844
Return on average tangible common equity consolidated (non-GAAP)		12.31%	5.02%	3.86%	14.19%	12.48%	7.13%	13.30%
(a)For the three months ended September 30, 2020, June 30, 2020, March 31, 2020, December 31, 2019, and September 30, 2019, intangible assets exclude $5 million, $5 million, $6 million, $7 million, and $9 million, respectively, of period-end purchased credit card receivables.
(b)Net of capital surplus.
(c)For the three months ended September 30, 2020, June 30, 2020, March 31, 2020, December 31, 2019, and September 30, 2019, average intangible assets exclude $5 million, $6 million, $7 million, $8 million, and $9 million, respectively, of average purchased credit card receivables. For the nine months ended September 30, 2020, and September 30, 2019, average intangible assets exclude $6 million and $11 million, respectively, of average purchased credit card receivables.

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

		Three months ended					Nine months ended
dollars in millions		9/30/2020	6/30/2020	3/31/2020	12/31/2019	9/30/2019	9/30/2020	9/30/2019
Cash efficiency ratio
Noninterest expense (GAAP)		$1,037	$1,013	$931	$980	$939	$2,981	$2,921
Less:	Intangible asset amortization	15	18	17	19	26	50	70
Adjusted noninterest expense (non-GAAP)		$1,022	$995	$914	$961	$913	$2,931	$2,851
Net interest income (GAAP)		$1,000	$1,018	$981	$979	$972	$2,999	$2,930
Plus:	Taxable-equivalent adjustment	6	7	8	8	8	21	24
	Noninterest income (GAAP)	681	692	477	651	650	1,850	1,808
Total taxable-equivalent revenue (non-GAAP)		$1,687	$1,717	$1,466	$1,638	$1,630	$4,870	$4,762
Cash efficiency ratio (non-GAAP)		60.6%	57.9%	62.3%	58.7%	56.0%	60.2%	59.9%

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

We rely heavily on the use of judgment, assumptions, and estimates to make a number of core decisions, including accounting for the ALLL; contingent liabilities, guarantees and income taxes; derivatives and related hedging activities; and assets and liabilities that involve valuation methodologies. In addition, we may employ outside valuation experts to assist us in determining fair values of certain assets and liabilities. A brief discussion of each of these areas appears on pages 84 through 87 of our 2019 Form 10-K. During the first nine months of 2020, we did not significantly alter the manner in which we applied our critical accounting policies or developed related assumptions and estimates except for our ALLL as a result of the adoption of ASC 326 on January 1, 2020.

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

Allowance for loan and lease losses

The allowance for loans and leases represents management’s estimate of all expected credit losses over the expected contractual life of our existing loan portfolio. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. These critical estimates include significant use of our own historical data and complex methods to interpret them. We have an ongoing process to evaluate and enhance the quality, quantity, and timeliness of our data and interpretation methods used in the determination of these allowances. These evaluations are inherently subjective, as they require material estimates and may be susceptible to significant change, and include, among others:

•PD,
•LGD,
•Outstanding balance of the loan,
•Movement through delinquency stages,

•Amounts and timing of expected future cash flows,
•Value of collateral, which may be obtained from third parties,
•Economic forecasts which are obtained from a third party provider, and
•Qualitative factors, such as changes in current economic conditions, that may not be reflected in modeled results.

As described in our accounting policy related to the ALLL in Note 1 (“Basis of Presentation and Accounting Policies”) of this report under the heading “Allowance for Loan and Lease Losses," we employ a disciplined process and methodology to establish our ALLL, which has three main components: (i) asset specific / individual loan reserves; (ii) quantitative (formulaic or pooled) reserves; and (iii) qualitative (judgmental) reserves.

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

It is difficult to estimate how potential changes in any one factor or input might affect the overall ALLL because we consider a wide variety of factors and inputs in estimating the ALLL. Changes in the factors and inputs considered may not occur at the same rate and may not be consistent across all geographies or product types, and changes in factors and input may be directionally inconsistent, such that improvement in one factor may offset deterioration in others. However, to consider the impact of a hypothetical alternate economic forecast, we compared the modeled quantitative allowance results using a downside economic scenario. The maximum difference in the quarterly macroeconomic variables between the base and downside scenarios over the two year reasonable and supportable period includes an approximate 11% decline in GDP annualized growth and an approximate 5% increase in the U.S.

unemployment rate. The difference between these two scenarios would have driven an increase of approximately 1.8x for commercial and 1.4x for the consumer modeled allowance results.

Similarly, deteriorating conditions for portfolio factors were also considered by moderately stressing key portfolio drivers, relative to the baseline portfolio conditions. Stressing risk ratings by two grades for commercial loans generates a 1.4x increase in the commercial modeled allowance results. Stressing FICO by ten points, and LTV and utilization by 10% for consumer loans generates a 1.2x increase in the consumer modeled allowance results.

Note that these analyses demonstrate the sensitivity of the ALLL to key quantitative assumptions; however, they are not intended to estimate changes in the overall ALLL as they do not reflect qualitative factors related to idiosyncratic risk factors, changes in current economic conditions that may not be reflected in quantitatively derived results, and other relevant factors that must be considered to ensure the ALLL reflects our best estimate of current expected credit losses. With the unprecedented economic uncertainty caused by the COVID-19 pandemic, future ALLL results may vary considerably based on the actual magnitude of the pandemic and impact of the United States' monetary and fiscal response.

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

In consideration of the deterioration in macroeconomic conditions and industry and market conditions due to the COVID-19 pandemic during the third quarter of 2020, we identified a triggering event. Impairment indicators considered comprised economic conditions, including projections of the duration of current conditions and timing of a potential recovery; industry and market considerations; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting units; performance of our stock; and other relevant events.

After considering the triggering event together with other relevant factors, we performed an interim quantitative test at each reporting unit. We concluded goodwill was not impaired at September 30, 2020. For more information, see Note 10 (“Goodwill”).

Accounting and Reporting Developments

Accounting Guidance Pending Adoption at September 30, 2020

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
The adoption of this accounting guidance is not expected to have a material effect on our financial condition or results of operations.
ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40)	January 1, 2022 Early adoption is permitted.	The ASU simplifies the accounting for convertible debt instruments by eliminating the legacy accounting models for convertible instruments with beneficial conversion features or cash conversion features. The guidance also amends the guidance used to determine if a freestanding financial instrument or an embedded feature qualifies for a scope exception from derivative accounting. For freestanding financial instruments and embedded features that have all the characteristics of a derivative instrument and are potentially settled in an entity’s own stock, the guidance simplifies the settlement assessment that entities are required to perform. Also, the Update now requires the use of the if-converted method for all convertible instruments and includes the effect of potential share settlement in diluted EPS if the effect is more dilutive. The new guidance also makes clarifications to the EPS calculation. Further, the ASU expands disclosure requirements.

		The guidance should be applied on a modified retrospective or retrospective basis.	The adoption of this accounting guidance is not expected to have a material effect on our financial condition or results of operations.
ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs	January 1, 2021 Early adoption is not permitted.
This ASU clarifies that at each reporting period an entity should reevaluate whether a callable debt security is within the scope of ASC 310, which says that to the extent the amortized cost basis of an individual callable debt security exceeds the amount repayable by the issuer at the earliest call date, the premium shall be amortized to the earliest call date, unless prepayment guidance is applied.

This guidance should be applied on a prospective basis.
The adoption of this accounting guidance is not expected to have a material effect on our financial condition or results of operations.

European Sovereign and Nonsovereign Debt Exposures

Our total European sovereign and Nonsovereign debt exposure is presented in Figure 31.

Figure 31. European Sovereign and Nonsovereign Debt Exposures

September 30, 2020	Short- and Long- Term Commercial Total (a)	Foreign Exchange and Derivatives with Collateral (b)	Net Exposure
in millions
France:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	—	—
Nonsovereign non-financial institutions	$1	—	$1
Total	1	—	1
Germany:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	—	—
Nonsovereign non-financial institutions	33	—	33
Total	33	—	33
Switzerland:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	1	1
Nonsovereign non-financial institutions	—	—	—
Total	—	1	1
United Kingdom:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	$406	406
Nonsovereign non-financial institutions	1	—	1
Total	1	406	407
Total Europe:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	407	407
Nonsovereign non-financial institutions	35	—	35
Total	$35	$407	$442

(a)Represents our outstanding leases.
(b)Represents contracts to hedge our balance sheet asset and liability needs and to accommodate our clients’ trading and/or hedging needs. Our derivative mark-to-market exposures are calculated and reported on a daily basis. These exposures are largely covered by cash or highly marketable securities collateral with daily collateral calls.

Our credit risk exposure is largely concentrated in developed countries with emerging market exposure essentially limited to commercial facilities; these exposures are actively monitored by management. We do not have at-risk exposures in the rest of the world.

Item 1. Financial Statements

Consolidated Balance Sheets

in millions, except per share data	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Cash and due from banks	$956	$732
Short-term investments	14,148	1,272
Trading account assets	733	1,040
Securities available for sale	26,895	21,843
Held-to-maturity securities (fair value: $8,842 and $10,116)	8,384	10,067
Other investments	620	605
Loans, net of unearned income of $481 and $603	103,081	94,646
Less: Allowance for loan and lease losses	(1,730)	(900)
Net loans	101,351	93,746
Loans held for sale (a)	1,724	1,334
Premises and equipment	765	814
Goodwill	2,664	2,664
Other intangible assets	203	253
Corporate-owned life insurance	4,274	4,233
Accrued income and other assets	7,084	5,494
Discontinued assets	739	891
Total assets	$170,540	$144,988
LIABILITIES
Deposits in domestic offices:
NOW and money market deposit accounts	$80,791	$66,714
Savings deposits	5,585	4,651
Certificates of deposit ($100,000 or more)	3,345	6,598
Other time deposits	3,450	5,054
Total interest-bearing deposits	93,171	83,017
Noninterest-bearing deposits	43,575	28,853
Total deposits	136,746	111,870
Federal funds purchased and securities sold under repurchase agreements	213	387
Bank notes and other short-term borrowings	818	705
Accrued expense and other liabilities	2,356	2,540
Long-term debt	12,685	12,448
Total liabilities	152,818	127,950
EQUITY
Preferred stock	1,900	1,900
Common Shares, $1 par value; authorized 2,100,000,000 and 2,100,000,000 shares; issued 1,256,702,081 and 1,256,702,081 shares	1,257	1,257
Capital surplus	6,263	6,295
Retained earnings	12,375	12,469
Treasury stock, at cost (280,497,287 and 279,513,530 shares)	(4,940)	(4,909)
Accumulated other comprehensive income (loss)	867	26
Key shareholders’ equity	17,722	17,038
Noncontrolling interests	—	—
Total equity	17,722	17,038
Total liabilities and equity	$170,540	$144,988

(a)Total loans held for sale include real estate — residential mortgage loans held for sale at fair value of $288 million at September 30, 2020, and $140 million at December 31, 2019.
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Income

dollars in millions, except per share amounts	Three months ended September 30,		Nine months ended September 30,
(Unaudited)	2020	2019	2020	2019
INTEREST INCOME
Loans	$927	$1,073	$2,933	$3,221
Loans held for sale	18	18	58	46
Securities available for sale	115	136	365	400
Held-to-maturity securities	53	64	171	199
Trading account assets	3	7	16	24
Short-term investments	1	16	14	49
Other investments	2	3	3	11
Total interest income	1,119	1,317	3,560	3,950
INTEREST EXPENSE
Deposits	54	227	319	652
Federal funds purchased and securities sold under repurchase agreements	—	—	6	1
Bank notes and other short-term borrowings	1	4	11	13
Long-term debt	64	114	225	354
Total interest expense	119	345	561	1,020
NET INTEREST INCOME	1,000	972	2,999	2,930
Provision for credit losses	160	200	1,001	336
Net interest income after provision for credit losses	840	772	1,998	2,594
NONINTEREST INCOME
Trust and investment services income	128	118	384	355
Investment banking and debt placement fees	146	176	418	449
Service charges on deposit accounts	77	86	229	251
Operating lease income and other leasing gains	38	42	128	123
Corporate services income	51	63	165	171
Cards and payments income	114	69	271	208
Corporate-owned life insurance income	30	32	101	97
Consumer mortgage income	51	16	133	42
Commercial mortgage servicing fees	18	21	48	58
Other income (a)	28	27	(27)	54
Total noninterest income	681	650	1,850	1,808
NONINTEREST EXPENSE
Personnel	588	547	1,675	1,699
Net occupancy	76	72	223	217
Computer processing	59	53	170	163
Business services and professional fees	49	43	142	132
Equipment	25	27	74	75
Operating lease expense	33	33	103	91
Marketing	22	26	67	69
FDIC assessment	6	7	23	23
Intangible asset amortization	15	26	50	70
OREO expense, net	(1)	3	8	10
Other expense	165	102	446	372
Total noninterest expense	1,037	939	2,981	2,921
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	484	483	867	1,481
Income taxes	60	70	113	239
INCOME (LOSS) FROM CONTINUING OPERATIONS	424	413	754	1,242
Income (loss) from discontinued operations	4	3	7	6
NET INCOME (LOSS)	428	416	761	1,248
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO KEY	$428	$416	$761	$1,248
Income (loss) from continuing operations attributable to Key common shareholders	$397	$383	$674	$1,172
Net income (loss) attributable to Key common shareholders	401	386	681	1,178
Per Common Share:
Income (loss) from continuing operations attributable to Key common shareholders	$.41	$.39	$.70	$1.17
Income (loss) from discontinued operations, net of taxes	—	—	.01	.01
Net income (loss) attributable to Key common shareholders (b)	.41	.39	.70	1.18
Per Common Share — assuming dilution:
Income (loss) from continuing operations attributable to Key common shareholders	$.41	$.38	$.69	$1.16
Income (loss) from discontinued operations, net of taxes	—	—	.01	.01
Net income (loss) attributable to Key common shareholders (b)	.41	.39	.70	1.17
Cash dividends declared per Common Share	$.185	$.185	$.555	$.525
Weighted-average Common Shares outstanding (000)	967,804	988,319	967,632	998,268
Effect of Common Share options and other stock awards	6,184	10,009	6,648	9,632
Weighted-average Common Shares and potential Common Shares outstanding (000) (c)	973,988	998,328	974,280	1,007,900

(a)For the three months ended September 30, 2020, we had no net securities gains (losses). For the nine months ended September 30, 2020, net securities gains (losses) totaled $4 million. For the three and nine months ended September 30, 2019, net securities gains (losses) totaled less than $15 million. For the three and nine months ended September 30, 2020, and September 30, 2019, we did not have any impairment losses related to securities.
(b)EPS may not foot due to rounding.
(c)Assumes conversion of Common Share options and other stock awards and/or convertible preferred stock, as applicable.
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Comprehensive Income

in millions	Three months ended September 30,		Nine months ended September 30,
(Unaudited)	2020	2019	2020	2019
Net income (loss)	$428	$416	$761	$1,248
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale, net of income taxes of ($3), ($29), $163 and ($176)	(8)	93	527	568
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of ($19), ($21), $93, and ($120)	(64)	68	299	386
Foreign currency translation adjustments, net of income taxes of $0, $0, $0, and ($1)	—	—	—	4
Net pension and postretirement benefit costs, net of income taxes of $1, $0, $5, and ($6)	3	—	15	19
Total other comprehensive income (loss), net of tax	(69)	161	841	977
Comprehensive income (loss)	359	577	1,602	2,225
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	—
Comprehensive income (loss) attributable to Key	$359	$577	$1,602	$2,225

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Changes in Equity

	Key Shareholders’ Equity
dollars in millions, except per share amounts (Unaudited)	Preferred Shares Outstanding (000)	Common Shares Outstanding (000)	Preferred Stock	Common Shares	Capital Surplus	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
BALANCE AT DECEMBER 31, 2019	1,396	977,189	$1,900	$1,257	$6,295	$12,469	$(4,909)	$26	—
Cumulative effect from changes in accounting principle (a)						(230)
Net income (loss)						761			—
Other comprehensive income (loss)								841
Deferred compensation					2
Cash dividends declared
Common Shares ($.555 per share)						(542)
Series D Preferred Stock ($37.50 per depositary share)						(20)
Series E Preferred Stock ($1.148439 per depositary share)						(23)
Series F Preferred Stock ($1.059375 per depositary share)						(18)
Series G Preferred Stock ($1.054689 per depositary share)						(19)
Open market Common Share repurchases		(6,067)					(117)
Employee equity compensation program Common Share repurchases		(1,815)			(34)		(36)
Common Shares reissued (returned) for stock options and other employee benefit plans		6,898			—		122
Net contribution from (distribution to) noncontrolling interests									—
Other						(3)
BALANCE AT SEPTEMBER 30, 2020	1,396	976,205	$1,900	$1,257	$6,263	$12,375	$(4,940)	$867	—

BALANCE AT JUNE 30, 2020	1,396	975,947	$1,900	$1,257	$6,240	$12,154	$(4,945)	$936	—
Net income (loss)						428			—
Other comprehensive income (loss)								(69)
Deferred compensation					2
Cash dividends declared
Common Shares ($.185 per share)						(180)
Series D Preferred Stock ($12.50 per depositary share)						(7)
Series E Preferred Stock ($.382813 per depositary share)						(8)
Series F Preferred Stock ($.353125 per depositary share)						(6)
Series G Preferred Stock ($.351563 per depositary share)						(6)
Open market Common Share repurchases		—					—
Employee equity compensation program Common Share repurchases		(1)			21		—
Common Shares reissued (returned) for stock options and other employee benefit plans		259			—		5
Net contribution from (distribution to) noncontrolling interests									—
Other						—
BALANCE AT SEPTEMBER 30, 2020	1,396	976,205	$1,900	$1,257	$6,263	$12,375	$(4,940)	$867	—

(a)Includes the impact of implementing ASU 2016-13, Financial Instruments - Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments. See Note 1 (“Basis of Presentation and Accounting Policies”) for more information on our adoption of this guidance and the impact to our results of operations.
See Notes to Consolidated Financial Statements (Unaudited).

	Key Shareholders’ Equity
dollars in millions, except per share amounts (Unaudited)	Preferred Shares Outstanding (000)	Common Shares Outstanding (000)	Preferred Stock	Common Shares	Capital Surplus	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
BALANCE AT DECEMBER 31, 2018	946	1,019,503	$1,450	$1,257	$6,331	$11,556	$(4,181)	$(818)	$1
Net income (loss)						1,248			—
Other comprehensive income (loss):								977
Deferred compensation					6
Cash dividends declared
Common Shares ($.525 per share)						(525)
Series D Preferred Stock ($37.50 per depositary share)						(20)
Series E Preferred Stock ($1.148439 per depositary share)						(23)
Series F Preferred Stock ($1.059375 per depositary share)						(18)
Series G Preferred Stock ($.53125 per depositary share)						(9)
Issuance of Series G Preferred Stock	450		450		(15)
Open market Common Share repurchases		(35,400)					(594)
Employee equity compensation program Common Share repurchases		(1,880)			(3)		(33)
Common shares reissued (returned) for stock options and other employee benefit plans		6,315			(32)		112
Net contribution from (distribution to) noncontrolling interests									(1)
BALANCE AT SEPTEMBER 30, 2019	1,396	988,538	$1,900	$1,257	$6,287	$12,209	$(4,696)	$159	$—

BALANCE AT JUNE 30, 2019	1,396	1,003,114	$1,900	$1,257	$6,266	$12,005	$(4,457)	$(2)	$2
Net income (loss)						416
Other comprehensive income (loss):
Deferred compensation					5				—
Cash dividends declared								161
Common Shares ($.185 per share)						(182)
Series D Preferred Stock ($12.50 per depositary share)						(7)
Series E Preferred Stock ($.382813 per depositary share)						(8)
Series F Preferred Stock ($.353125 per depositary share)						(6)
Series G Preferred Stock ($.53125 per depositary share)						(9)
Issuance of Series G Preferred Stock	—		$—		—
Open market Common Share repurchases		(15,075)					(248)
Employee equity compensation program Common Share repurchases		(2)			—		—
Common shares reissued (returned) for stock options and other employee benefit plans		501			16		9
Net contribution from (distribution to) noncontrolling interests									(2)
BALANCE AT SEPTEMBER 30, 2019	1,396	988,538	$1,900	$1,257	$6,287	$12,209	$(4,696)	$159	$—

Consolidated Statements of Cash Flows

in millions	Nine months ended September 30,
(Unaudited)	2020	2019
OPERATING ACTIVITIES
Net income (loss)	$761	$1,248
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for credit losses	1,001	336
Depreciation and amortization expense, net	112	183
Accretion of acquired loans	23	39
Increase in cash surrender value of corporate-owned life insurance	(86)	(86)
Stock-based compensation expense	75	72
Deferred income taxes (benefit)	(217)	81
Proceeds from sales of loans held for sale	10,079	8,103
Originations of loans held for sale, net of repayments	(10,040)	(8,063)
Net losses (gains) on sales of loans held for sale	(169)	(126)
Net losses (gains) on leased equipment	(17)	(16)
Net securities losses (gains)	(4)	(15)
Net losses (gains) on sales of fixed assets	3	(1)
Net decrease (increase) in trading account assets	307	(114)
Other operating activities, net	(1,101)	272
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	727	1,913
INVESTING ACTIVITIES
Cash received (used) in acquisitions, net of cash acquired	—	(185)
Net decrease (increase) in short-term investments, excluding acquisitions	(12,876)	(789)
Purchases of securities available for sale	(9,582)	(4,618)
Proceeds from sales of securities available for sale	583	24
Proceeds from prepayments and maturities of securities available for sale	4,642	2,395
Proceeds from prepayments and maturities of held-to-maturity securities	1,702	1,054
Purchases of held-to-maturity securities	(17)	(22)
Purchases of other investments	(110)	(33)
Proceeds from sales of other investments	79	40
Proceeds from prepayments and maturities of other investments	13	39
Net decrease (increase) in loans, excluding acquisitions, sales and transfers	(9,118)	(4,122)
Proceeds from sales of portfolio loans	140	245
Proceeds from corporate-owned life insurance	46	41
Purchases of premises, equipment, and software	(45)	(58)
Proceeds from sales of premises and equipment	—	17
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(24,543)	(5,972)
FINANCING ACTIVITIES
Net increase (decrease) in deposits, excluding acquisitions	24,876	4,340
Net increase (decrease) in short-term borrowings	(61)	19
Net proceeds from issuance of long-term debt	2,502	2,113
Payments on long-term debt	(2,509)	(1,675)
Issuance of preferred shares	—	435
Open market Common Share repurchases	(117)	(594)
Employee equity compensation program Common Share repurchases	(36)	(33)
Net proceeds from reissuance of Common Shares	7	7
Cash dividends paid	(622)	(595)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	24,040	4,017
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	224	(42)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	732	678
CASH AND DUE FROM BANKS AT END OF PERIOD	$956	$636
Additional disclosures relative to cash flows:
Interest paid	$601	$950
Income taxes paid (refunded)	175	(22)
Noncash items:
Reduction of secured borrowing and related collateral	$5	$3
Loans transferred to portfolio from held for sale	32	5
Loans transferred to held for sale from portfolio	292	290
Loans transferred to OREO	94	22
CMBS risk retentions	41	17
ABS risk retentions	22	12

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

Effective July 1, 2020, Key amended its Accounting Policy for presentation of Short-Term Investments (page 104 of our 2019 Form 10-K) to include United States Treasury Bills with an original maturity of three months or less.

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

All of our mortgage-backed securities are issued by U.S. government-sponsored enterprises or GNMA, are highly rated by major rating agencies and have a long history of no credit losses. Other securities are comprised of State of Israel bonds denominated and paid in U.S. dollars. Israel bonds have a long history of no credit losses. Additionally, as of September 30, 2020, the State of Israel's credit rating remains "stable" among Fitch, Moody's, and S&P (A+, A1, AA-).

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

Loans

Accrued interest on loans is included in "other assets" on the balance sheet and is excluded from the calculation of the allowance for credit losses due to our charge-off policy to reverse accrued interest on nonperforming loans against interest income in a timely manner. We have not classified loans that receive a payment deferral or forbearance under a COVID-19 hardship relief program as nonperforming loans and continue to accrue and recognize interest income during the period of the deferral. We, therefore, recognize an allowance for credit losses for accrued interest receivable amounts that result from deferred payments under a COVID-19 hardship relief program because those amounts would not be considered to be written off in a timely manner. As of September 30, 2020, the allowance for credit losses on accrued interest receivable was immaterial.

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

Individual reserves are determined as follows:
•For commercial non-accruing loans greater than or equal to a defined dollar threshold, individual reserves are determined based on an analysis of the present value of the loan's expected future cash flows, the loan's observable market value, or the fair value of the collateral less costs to sell.
•For commercial non-accruing loans below the defined dollar threshold, an established LGD percentage is multiplied by the loan balance and the results are aggregated for purposes of measuring specific reserve impairment.
•The population of individually assessed consumer loans includes loans deemed collateral dependent, in addition to all TDRs. The expected loss for these loans is estimated based on the present value of the loan's expected future cash flows, except in instances where the loan is collateral dependent, in which case the loan is written down based on the collateral's fair market value less costs to sell.

Quantitative Component

We use a non-DCF factor-based approach to estimate expected credit losses that include component PD/LGD/EAD models as well as less complex estimation methods for smaller loan portfolios.
•PD: This component model is used to estimate the likelihood that a borrower will cease making payments as agreed. The major contributors to this are the borrower credit attributes and macro-economic trends. The objective of the PD model is to produce default likelihood forecasts based on the observed loan-level information and projected paths of macroeconomic variables.
•LGD: This component model is used to estimate the loss on a loan once a loan is in default.
•EAD: Estimates the loan balance at the time the borrower stops making payments. For all term loans, an amortization based formulaic approach is used for account level EAD estimates. We calculate EAD using a portfolio specific method in each of our revolving product portfolios. For line products that are unconditionally cancellable, the balances will either use a paydown curve or be held flat through the life of the loan.

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

•The nature and volume of the institution’s financial assets;
•The existence, growth, and effect of any concentrations of credit;
•The volume and severity of past due financial assets, the volume of nonaccrual assets, and the volume and severity of adversely classified or graded assets;
•The value of the underlying collateral for loans that are not collateral dependent;
•The institution’s lending policies and procedures, including changes in underwriting standards and practices for collections, write-offs, and recoveries;
•The quality of the institution’s credit review function;
•The experience, ability, and depth of the institution’s lending, investment, collection, and other relevant management and staff;
•The effect of other external factors such as the regulatory, legal and technological environments; competition; and events such as natural disasters; and
•Actual and expected changes in international, national, regional, and local economic and business conditions and developments in which the institution operates that affect the collectability of financial assets.

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

Allowance for Credit Losses on Other Financial Assets

The allowance for credit losses on other financial assets, such as other receivables and servicing advances, is determined based on historical loss information and other available indicators. If such information does not indicate any expected credit losses, Key may estimate the allowance for credit losses on other financial assets to be zero or close to zero. As of September 30, 2020, the allowance for credit losses on other financial assets was immaterial.

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

When indicators of impairment exist we may look to both quantitative and qualitative information to determine whether or not it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. Factors considered in the assessment include, but are not limited to, macroeconomic conditions, industry and market considerations, stock performance, financial performance of the reporting units, and previous results of goodwill impairment tests. When it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount a quantitative test is required. Under the new accounting guidance, the quantitative analysis requires the estimated fair value of each reporting unit to be compared to its carrying amount, including goodwill. If the estimated fair value of the reporting unit is less than its carrying value, an impairment charge would be recorded for the excess, not to exceed the amount of goodwill allocated to the reporting unit. The adoption of this accounting guidance must be applied prospectively and is not expected to have a material effect on our financial condition or results of operations. See Note 10 (“Goodwill”) for results of our interim goodwill impairment test.

Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04)

We adopted ASU 2020-04 on April 1, 2020. The amendments provide optional expedients and exceptions for certain contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of rate reform. The guidance is effective from the date of issuance until December 31, 2022. The guidance permits Key not to apply modification accounting or remeasure lease payments in lease contracts if the changes to the contract are related to the discontinuation of the reference rate. If certain criteria are met, the amendments also allow exceptions to the dedesignation criteria of the hedging relationship and the assessment of hedge effectiveness during the transition period. It also allows Key to make a one time election to sell, transfer, or both sell and transfer debt securities classified as held to maturity that reference a rate affected by reference rate reform and that are classified as held to maturity before January 1, 2020. This one time election may be made at any time after March 12, 2020, but no later than December 31, 2022. Key has not made a determination on whether it will make this election. At the time of adoption, the guidance did not have a significant impact on Key’s financial condition and results of operations. We will continue to assess the impact as the reference rate transition occurs over the next two years.

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

Our basic and diluted earnings per Common Share are calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
dollars in millions, except per share amounts	2020	2019	2020	2019
EARNINGS
Income (loss) from continuing operations	$424	$413	$754	$1,242
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—
Income (loss) from continuing operations attributable to Key	424	413	754	1,242
Less: Dividends on Preferred Stock	27	30	80	70
Income (loss) from continuing operations attributable to Key common shareholders	397	383	674	1,172
Income (loss) from discontinued operations, net of taxes	4	3	7	6
Net income (loss) attributable to Key common shareholders	$401	$386	$681	$1,178
WEIGHTED-AVERAGE COMMON SHARES
Weighted-average Common Shares outstanding (000)	967,804	988,319	967,632	998,268
Effect of Common Share options and other stock awards	6,184	10,009	6,648	9,632
Weighted-average Common Shares and potential Common Shares outstanding (000) (a)	973,988	998,328	974,280	1,007,900
EARNINGS PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.41	$.39	$.70	$1.17
Income (loss) from discontinued operations, net of taxes	—	—	.01	.01
Net income (loss) attributable to Key common shareholders (b)	.41	.39	.70	1.18

Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$.41	$.38	$.69	$1.16
Income (loss) from discontinued operations, net of taxes — assuming dilution	—	—	.01	.01
Net income (loss) attributable to Key common shareholders — assuming dilution (b)	.41	.39	.70	1.17
(a)Assumes conversion of Common Share options and other stock awards and/or convertible preferred stock, as applicable.
(b)EPS may not foot due to rounding.

3. Loan Portfolio

Loan Portfolio by Portfolio Segment and Financing Receivable (a)

in millions	September 30, 2020	December 31, 2019
Commercial and industrial (b)	$55,025	$48,295
Commercial real estate:
Commercial mortgage	13,059	13,491
Construction	1,947	1,558
Total commercial real estate loans	15,006	15,049
Commercial lease financing (c)	4,450	4,688
Total commercial loans	74,481	68,032
Residential — prime loans:
Real estate — residential mortgage	8,715	7,023
Home equity loans	9,488	10,274
Total residential — prime loans	18,203	17,297
Consumer direct loans	4,395	3,513
Credit cards	970	1,130
Consumer indirect loans	5,032	4,674
Total consumer loans	28,600	26,614
Total loans (d)	$103,081	$94,646

(a)Accrued interest of $235 million and $244 million at September 30, 2020, and December 31, 2019, respectively, presented in "other assets" on the Consolidated Balance Sheets is excluded from the amortized cost basis disclosed in this table.
(b)Loan balances include $128 million and $144 million of commercial credit card balances at September 30, 2020, and December 31, 2019, respectively.
(c)Commercial lease financing includes receivables held as collateral for a secured borrowing of $18 million and $15 million at September 30, 2020, and December 31, 2019, respectively. Principal reductions are based on the cash payments received from these related receivables. Additional information pertaining to this secured borrowing is included in Note 20 (“Long-Term Debt”) beginning on page 163 of our 2019 Form 10-K.
(d)Total loans exclude loans of $743 million at September 30, 2020, and $865 million at December 31, 2019, related to the discontinued operations of the education lending business.

4. Asset Quality

ALLL

We estimate the appropriate level of the ALLL on at least a quarterly basis. The methodology is described in Note 1 ("Basis of Presentation and Accounting Policies") under the heading "Allowance for Loan and Lease Losses" of this report.

The ALLL at September 30, 2020, represents our current estimate of lifetime credit losses inherent in the loan portfolio at that date. The changes in the ALLL by loan category for the periods indicated are as follows:

Three months ended September 30, 2020:

in millions	June 30, 2020	Provision		Charge-offs	Recoveries	September 30, 2020
Commercial and Industrial	$725	$177		$(101)	$9	$810
Commercial real estate:
Real estate — commercial mortgage	292	(2)		(13)	2	279
Real estate — construction	41	(7)		—	—	34
Total commercial real estate loans	333	(9)		(13)	2	313
Commercial lease financing	55	13		(10)	—	58
Total commercial loans	1,113	181		(124)	11	1,181
Real estate — residential mortgage	101	2		—	1	104
Home equity loans	197	(13)		(4)	3	183
Consumer direct loans	130	1		(8)	2	125
Credit cards	107	(5)		(9)	2	95
Consumer indirect loans	60	(16)		(6)	4	42
Total consumer loans	595	(31)		(27)	12	549
Total ALLL — continuing operations	1,708	150	(a)	(151)	23	1,730
Discontinued operations	43	(1)		—	—	42
Total ALLL — including discontinued operations	$1,751	$149		$(151)	$23	$1,772

(a)Excludes a provision for losses on lending-related commitments of $10 million.

Three months ended September 30, 2019:

in millions	June 30, 2019	Provision		Charge-offs		Recoveries	September 30, 2019
Commercial and Industrial	$549	$175		$(176)		$6	$554
Commercial real estate:
Real estate — commercial mortgage	139	(5)		—		—	134
Real estate — construction	24	(1)		—		—	23
Total commercial real estate loans	163	(6)		—		—	157
Commercial lease financing	35	—		(1)		1	35
Total commercial loans	747	169		(177)		7	746
Real estate — residential mortgage	7	1		(1)		—	7
Home equity loans	36	1		(6)		2	33
Consumer direct loans	32	10		(10)		2	34
Credit cards	44	11		(11)		2	46
Consumer indirect loans	24	7		(8)		4	27
Total consumer loans	143	30		(36)		10	147
Total ALLL — continuing operations	890	199	(a) (b)	(213)	(b)	17	893
Discontinued operations	12	(1)		(1)		1	11
Total ALLL — including discontinued operations	$902	$198		$(214)		$18	$904

(a)Excludes a provision for losses on lending-related commitments of $1 million.
(b)Includes the realization of a $123 million loss related to a previously disclosed fraud incident.

Nine months ended September 30, 2020:

in millions	December 31, 2019	Impact of ASC 326 Adoption	January 1, 2020	Provision		Charge-offs	Recoveries	September 30, 2020
Commercial and Industrial	$551	$(141)	$410	$613		$(232)	$19	$810
Commercial real estate:
Real estate — commercial mortgage	143	16	159	135		(18)	3	279
Real estate — construction	22	(7)	15	19		—	—	34
Total commercial real estate loans	165	9	174	154		(18)	3	313
Commercial lease financing	35	8	43	30		(16)	1	58
Total commercial loans	751	(124)	627	797		(266)	23	1,181
Real estate — residential mortgage	7	77	84	21		(2)	1	104
Home equity loans	31	147	178	9		(10)	6	183
Consumer direct loans	34	63	97	52		(30)	6	125
Credit cards	47	35	82	39		(32)	6	95
Consumer indirect loans	30	6	36	16		(22)	12	42
Total consumer loans	149	328	477	137		(96)	31	549
Total ALLL — continuing operations	900	204	1,104	934	(a)	(362)	54	1,730
Discontinued operations	10	31	41	2		(4)	3	42
Total ALLL — including discontinued operations	$910	$235	$1,145	$936		$(366)	$57	$1,772

(a)Excludes a provision for losses on lending-related commitments of $67 million.

Nine months ended September 30, 2019:

in millions	December 31, 2018	Provision		Charge-offs		Recoveries	September 30, 2019
Commercial and Industrial	$532	$242		$(242)		$22	$554
Commercial real estate:
Real estate — commercial mortgage	142	(4)		(6)		2	134
Real estate — construction	33	(6)		(4)		—	23
Total commercial real estate loans	175	(10)		(10)		2	157
Commercial lease financing	36	20		(25)		4	35
Total commercial loans	743	252		(277)		28	746
Real estate — residential mortgage	7	2		(3)		1	7
Home equity loans	35	8		(16)		6	33
Consumer direct loans	30	29		(30)		5	34
Credit cards	48	26		(34)		6	46
Consumer indirect loans	20	18		(24)		13	27
Total consumer loans	140	83		(107)		31	147
Total ALLL — continuing operations	883	335	(a) (b)	(384)	(b)	59	893
Discontinued operations	14	3		(9)		3	11
Total ALLL — including discontinued operations	$897	$338		$(393)		$62	$904

(a)Excludes a provision for losses on lending-related commitments of$1 million.
(b)Includes the realization of a $123 million loss related to a previously disclosed fraud incident.

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
(a)Variables include all transformations and interactions with other risk drivers. Additionally, variables may have varying impacts at different points in the economic cycle.

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

Economic Outlook

As of September 30, 2020, the COVID-19 pandemic has continued to create unprecedented economic stress and uncertainty in the U.S. and globally. We utilized the Moody’s August 2020 Consensus forecast to estimate our expected credit losses as of September 30, 2020. This forecast considered the global economic fallout from the ongoing pandemic as well as the potential United States' monetary and fiscal response. We determined such forecast to be a reasonable view of the outlook for the global economy given the available information at current quarter end.

The baseline scenario reflects a moderate economic slowdown over the next two years in markets in which we operate. U.S. GDP rebounds with a 20% annualized growth rate in the third quarter of 2020, but due to the unprecedented decline in the second quarter of 2020 is expected to decline approximately 5% in all of 2020. GDP continues to grow throughout 2021, but at a declining rate and is not expected to return to pre-pandemic levels until early 2022. The national unemployment rate forecast is 10.7% in the third quarter of 2020 and 9.3% in the fourth quarter of 2020, and is forecast to remain in the upper-single digits throughout 2021.

To the extent we identified credit risk considerations that were not captured by the third-party economic forecast, we addressed the risk through management’s qualitative adjustments to the ALLL.

As a result of the unprecedented economic uncertainty caused by the COVID-19 pandemic, our future loss estimates may vary considerably from our September 30, 2020, assumptions.

Commercial Loan Portfolio

The ALLL from continuing operations for the commercial segment increased by $68 million, or 6.1%, from June 30, 2020. The overall increase in the allowance is driven by updated economic forecasts and downward portfolio migration, which are partially offset by a decline in loan balances.

The primary changes to the economic forecast include modest deterioration in the unemployment and GDP growth outlook, which contributes to the ALLL increase for the overall commercial segment. Improvements in real estate price indices contributed to a modest reduction in reserve in our commercial real estate book. Risk rating migrations are also driving higher ALLL levels for the commercial and industrial segment. We continue to closely monitor the oil & gas exposure and the ALLL results reflect incremental risk considerations for this segment.

As of September 30, 2020, we concluded that no ALLL is necessary for $8.0 billion in outstanding PPP loans as they are 100% guaranteed by the SBA.

Consumer Loan Portfolio

The ALLL from continuing operations for the consumer segment decreased by $46 million, or 7.7%, from June 30, 2020. The overall decrease in the allowance is driven by updated economic forecasts that capture an improving outlook for several drivers and strong portfolio performance.

The most meaningful changes to the economic forecast contributing to the reduction in reserves include improvement in the Manheim Used Vehicle Value Index forecast, which impacts the indirect loan portfolio, as well as improvement in the HPI outlook as the housing market continues to display strength, which impacts the residential mortgage and home equity segments. As it relates to the decline in the ALLL due to portfolio factors, shifts are largely driven by attrition activity, targeted portfolio growth and overall strong credit drivers. The ALLL results also reflect incremental credit risk considerations as a result of the economic stress and related borrower assistance programs, which are addressed through qualitative adjustments.

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

Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category and Vintage (a)

As of September 30, 2020	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and Internal Risk Rating
in millions	2020	2019	2018	2017	2016	Prior			Total
Commercial and Industrial
Risk Rating:
Pass	$13,328	$5,936	$4,512	$3,141	$2,223	$3,018	$19,876	$153	$52,187
Criticized (Accruing)	39	131	164	201	137	251	1,434	22	2,379
Criticized (Nonaccruing)	6	14	63	31	20	41	283	1	459
Total commercial and industrial	13,373	6,081	4,739	3,373	2,380	3,310	21,593	176	55,025
Real estate — commercial mortgage
Risk Rating:
Pass	1,341	3,186	1,877	918	879	3,267	807	46	12,321
Criticized (Accruing)	3	40	65	113	85	246	80	2	634
Criticized (Nonaccruing)	—	1	4	3	1	90	5	—	104
Total real estate — commercial mortgage	1,344	3,227	1,946	1,034	965	3,603	892	48	13,059
Real estate — construction
Risk Rating:
Pass	242	701	624	226	34	25	24	5	1,881
Criticized (Accruing)	—	3	18	—	41	2	1	—	65
Criticized (Nonaccruing)	—	—	—	—		1	—	—	1
Total real estate — construction	242	704	642	226	75	28	25	5	1,947
Commercial lease financing
Risk Rating:
Pass	793	1,180	620	561	273	939	—	—	4,366
Criticized (Accruing)	9	14	18	19	9	9	—	—	78
Criticized (Nonaccruing)	—	—	1	2	3	—	—	—	6
Total commercial lease financing	802	1,194	639	582	285	948		—	4,450
Total commercial loans	$15,761	$11,206	$7,966	$5,215	$3,705	$7,889	$22,510	$229	$74,481

(a)Accrued interest of $133 million, presented in Other Assets on the Consolidated Balance Sheets, was excluded from the amortized cost basis disclosed in this table.
Consumer Credit Exposure
Credit Risk Profile by FICO Score and Vintage (a)

As of September 30, 2020	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and FICO Score
in millions	2020	2019	2018	2017	2016	Prior			Total
Real estate — residential mortgage
FICO Score:
750 and above	$2,561	$1,774	$242	$286	$604	$1,372	—	—	$6,839
660 to 749	550	350	88	58	108	362	—	—	1,516
Less than 660	15	34	24	11	23	183	—	—	290
No Score	—	2	4	6	2	55	1	—	70
Total real estate — residential mortgage	3,126	2,160	358	361	737	1,972	1	—	8,715
Home equity loans
FICO Score:
750 and above	644	417	166	192	185	815	$2,874	$639	5,932
660 to 749	213	249	115	119	96	380	1,308	229	2,709
Less than 660	22	50	29	29	34	155	450	65	834
No Score	2	2	1	—	—	2	5	1	13
Total home equity loans	881	718	311	340	315	1,352	4,637	934	9,488
Consumer direct loans
FICO Score:
750 and above	1,426	1,008	131	39	21	65	127	—	2,817
660 to 749	367	295	91	26	16	33	263	—	1,091
Less than 660	17	38	22	9	5	12	86	—	189
No Score	34	39	22	17	10	12	164	—	298
Total consumer direct loans	1,844	1,380	266	91	52	122	640	—	4,395
Credit cards
FICO Score:
750 and above	—	—	—	—	—	—	469	—	469
660 to 749	—	—	—	—	—	—	405	—	405
Less than 660	—	—	—	—	—	—	95	—	95
No Score	—	—	—	—	—	—	1	—	1
Total credit cards	—	—	—	—	—	—	970	—	970
Consumer indirect loans
FICO Score:
750 and above	944	991	415	221	87	80	—	—	2,738
660 to 749	595	633	264	115	46	57	—	—	1,710
Less than 660	125	184	113	62	30	33	—	—	547
No Score	37	—	—	—	—	—	—	—	37
Total consumer indirect loans	1,701	1,808	792	398	163	170	—	—	5,032
Total consumer loans	$7,552	$6,066	$1,727	$1,190	$1,267	$3,616	$6,248	$934	$28,600

(a)Accrued interest of $102 million, presented in Other Assets on the Consolidated Balance Sheets, was excluded from the amortized cost basis disclosed in this table.

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

Under the CARES Act as well as banking regulator interagency guidance, certain loan modifications to borrowers experiencing financial distress as a result of the economic impacts created by the COVID-19 pandemic may not be required to be reported as past due and nonperforming. For COVID-19 related loan modifications which occurred from March 1, 2020, through September 30, 2020, and met the loan modification criteria under either the CARES Act or the criteria specified by the regulatory agencies, we have elected to re-age to current status all commercial loans and consumer loans that are not secured by real-estate and freeze the delinquency status of consumer real estate secured loans as of the modification or forbearance grant date. At September 30, 2020, $4.5 billion of loan modifications and forbearances made under the criteria of either the CARES Act or banking regulator interagency guidance were not reported as nonperforming.

The following aging analysis of past due and current loans as of September 30, 2020, and December 31, 2019, provides further information regarding Key’s credit exposure.

Aging Analysis of Loan Portfolio(a)

September 30, 2020	Current	30-59 Days Past Due (b)	60-89 Days Past Due (b)	90 and Greater Days Past Due (b)	Non-performing Loans (c)	Total Past Due and Non-performing Loans (c)	Total Loans (d)
in millions
LOAN TYPE
Commercial and industrial	$54,385	$104	$53	$24	$459	$640	$55,025
Commercial real estate:
Commercial mortgage	12,900	23	14	18	104	159	13,059
Construction	1,942	1	2	1	1	5	1,947
Total commercial real estate loans	14,842	24	16	19	105	164	15,006
Commercial lease financing	4,418	21	3	2	6	32	4,450
Total commercial loans	$73,645	$149	$72	$45	$570	$836	$74,481
Real estate — residential mortgage	$8,594	$17	$5	$3	$96	$121	$8,715
Home equity loans	9,275	42	12	13	146	213	9,488
Consumer direct loans	4,377	7	4	4	3	18	4,395
Credit cards	956	4	2	6	2	14	970
Consumer indirect loans	4,991	18	4	2	17	41	5,032
Total consumer loans	$28,193	$88	$27	$28	$264	$407	$28,600
Total loans	$101,838	$237	$99	$73	$834	$1,243	$103,081

(a)Amounts in table represent amortized cost and exclude loans held for sale.
(b)Accrued interest of $235 million presented in “other assets” on the Consolidated Balance Sheets is excluded from the amortized cost basis disclosed in this table.
(c)PCI loans meeting nonperforming criteria were historically excluded from Key's nonperforming disclosures. As a result of CECL implementation on January 1, 2020, PCI loans became PCD loans. PCD loans that met the definition of nonperforming are now included in nonperforming disclosures.
(d)Net of unearned income, net of deferred fees and costs, and unamortized discounts and premiums.

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

(a)Amounts in table represent recorded investment and exclude loans held for sale. Recorded investment represents the principal amount of the loan increased or decreased by net deferred loan fees and costs, and unamortized premium or discount, and reflects direct charge-offs.
(b)Past due loan amounts exclude PCI, even if contractually past due (or if we do not expect to collect principal or interest in full based on the original contractual terms), as we are currently accreting income over the remaining term of the loans.

At September 30, 2020, the approximate carrying amount of our commercial nonperforming loans outstanding represented 77% of their original contractual amount owed, total nonperforming loans outstanding represented 80% of their original contractual amount owed, and nonperforming assets in total were carried at 87% of their original contractual amount owed.

Nonperforming loans reduced expected interest income by $7 million and $20 million for the three and nine months ended September 30, 2020, respectively, and $7 million and $24 million for the three and nine months ended September 30, 2019, respectively.

The amortized cost basis of nonperforming loans on nonaccrual status for which there is no related allowance for credit losses was $456 million at September 30, 2020.

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

There were no significant changes in the extent to which collateral secures our collateral-dependent financial assets during the three months ended September 30, 2020.

TDRs

We classify loan modifications as TDRs when a borrower is experiencing financial difficulties and we have granted a concession without commensurate financial, structural, or legal consideration. Our loan modifications are handled on a case-by-case basis and are negotiated to achieve mutually agreeable terms that maximize loan collectability and meet the borrower’s financial needs. Under the CARES Act as well as banking regulator interagency guidance, certain loan modifications to borrowers experiencing financial distress as a result of the economic impacts created by the COVID-19 pandemic may not be required to be treated as TDRs under U.S. GAAP.  We elected to suspend TDR accounting for $4.5 billion of COVID-19 related loan modifications as of September 30, 2020 as such loan modifications met the criteria under either the CARES Act or banking regulator interagency guidance.

Commitments outstanding to lend additional funds to borrowers whose loan terms have been modified in TDRs were $1 million and $5 million at September 30, 2020, and December 31, 2019, respectively.

The consumer TDR other concession category in the table below primarily includes those borrowers’ debts that are discharged through Chapter 7 bankruptcy and have not been formally re-affirmed. At September 30, 2020, and December 31, 2019, the recorded investment of consumer residential mortgage loans in the process of foreclosure was approximately $99 million and $97 million, respectively.

The following table shows the post-modification outstanding recorded investment by concession type for our commercial and consumer accruing and nonaccruing TDRs that occurred during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions	2020	2019	2020	2019
Commercial loans:
Extension of Maturity Date	—	$6	$8	$11
Payment or Covenant Modification/Deferment	—	—	—	1
Bankruptcy Plan Modification	—	—	—	—
Increase in new commitment or new money	—	2	—	12
Total	—	$8	$8	$24
Consumer loans:
Interest rate reduction	$13	$4	$22	$12
Other	6	8	18	21
Total	$19	$12	$40	$33
Total TDRs	$19	$20	$48	$57

The following table summarizes the change in the post-modification outstanding recorded investment of our accruing and nonaccruing TDRs during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions	2020	2019	2020	2019
Balance at beginning of the period	$310	$395	$347	$399
Additions	26	20	65	88
Payments	(22)	(65)	(75)	(123)
Charge-offs	(8)	(3)	(31)	(17)
Balance at end of period	$306	$347	$306	$347

A further breakdown of TDRs included in nonperforming loans by loan category for the periods indicated are as follows:

	September 30, 2020			December 31, 2019
	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
dollars in millions
LOAN TYPE
Nonperforming:
Commercial and industrial	51	$51	$39	51	$72	$53
Commercial real estate:
Commercial mortgage	7	62	50	6	64	58
Total commercial real estate loans	7	62	50	6	64	58
Total commercial loans	58	113	89	57	136	111
Real estate — residential mortgage	271	28	27	181	13	11
Home equity loans	629	40	37	713	42	41
Consumer direct loans	153	2	2	172	2	2
Credit cards	279	2	1	368	2	2
Consumer indirect loans	867	15	12	1,131	19	16
Total consumer loans	2,199	87	79	2,565	78	72
Total nonperforming TDRs	2,257	200	168	2,622	214	183
Prior-year accruing:(a)
Commercial and industrial	4	5	2	6	30	25
Commercial real estate
Commercial mortgage	1	—	—	1	—	—
Total commercial real estate loans	1	—	—	1	—	—
Total commercial loans	5	5	2	7	30	25
Real estate — residential mortgage	472	35	29	493	37	31
Home equity loans	1,829	108	87	1,751	104	84
Consumer direct loans	178	4	2	139	4	3
Credit cards	584	4	1	486	3	1
Consumer indirect loans	813	31	17	714	33	20
Total consumer loans	3,876	182	136	3,583	181	139
Total prior-year accruing TDRs	3,881	187	138	3,590	211	164
Total TDRs	6,138	$387	$306	6,212	$425	$347

(a)All TDRs that were restructured prior to January 1, 2020, and January 1, 2019, and are fully accruing.

Commercial loan TDRs are considered defaulted when principal and interest payments are 90 days past due. Consumer loan TDRs are considered defaulted when principal and interest payments are more than 60 days past due. During the three months ended September 30, 2020, there were no commercial loan TDRs and 33 consumer loan TDRs with a combined recorded investment of $1 million that experienced payment defaults after modifications resulting in TDR status during 2019. During the three months ended September 30, 2019, there were no commercial loan TDRs and 79 consumer loan TDRs with a combined recorded investment of $1 million that experienced payment defaults after modifications resulting in TDR status during 2018.

During the nine months ended September 30, 2020, there were no commercial loan TDRs and 160 consumer loan TDRs with a combined recorded investment of $4 million that experienced payment defaults after modifications resulting in TDR status during 2019. During the nine months ended September 30, 2019, there were no commercial loan TDRs and 255 consumer loan TDRs with a combined recorded investment of $5 million that experienced payment defaults after modifications resulting in TDR status during 2018.

Liability for Credit Losses on Off Balance Sheet Exposures

The liability for credit losses inherent in unfunded lending-related commitments, such as letters of credit and unfunded loan commitments, and certain financial guarantees is included in “accrued expense and other liabilities” on the balance sheet.

Changes in the liability for credit losses on off balance sheet exposures are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
in millions	2020	2019	2020	2019
Balance at the end of the prior period	$198	$64	$68	$64
Liability for credit losses on contingent guarantees at the end of the prior period	—	—	7	—
Cumulative effect from change in accounting principle (a), (b)	—	—	66	—
Balance at beginning of period	198	64	141	64
Provision (credit) for losses on off balance sheet exposures	10	1	67	1
Balance at end of period	$208	$65	$208	$65

(a)The cumulative effect from change in accounting principle relates to the January 1, 2020, adoption of ASU 2016-13.
(b)Excludes $4 million related to the provision for other financial assets.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are measured at fair value on a recurring basis in accordance with GAAP. The following tables present these assets and liabilities at September 30, 2020, and December 31, 2019.

	September 30, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
in millions
ASSETS MEASURED ON A RECURRING BASIS
Short-term investments
U.S. Treasury Bills	—	$1,000	—	$1,000	—	$—	—	$—
Total short-term investments	—	1,000	—	1,000	—	—	—	—
Trading account assets:
U.S. Treasury, agencies and corporations	—	611	—	611	—	843	—	843
States and political subdivisions	—	52	—	52	—	30	—	30
Other mortgage-backed securities	—	13	$27	40	—	78	—	78
Other securities	$1	12	—	13	—	44	—	44
Total trading account securities	1	688	27	716	—	995	—	995
Commercial loans	—	17	—	17	—	45	—	45
Total trading account assets	1	705	27	733	—	1,040	—	1,040
Securities available for sale:
U.S. Treasury, agencies and corporations	—	4,464	—	4,464	—	334	—	334
States and political subdivisions	—	3	—	3	—	4	—	4
Agency residential collateralized mortgage obligations	—	13,732	—	13,732	—	12,783	—	12,783
Agency residential mortgage-backed securities	—	1,326	—	1,326	—	1,714	—	1,714
Agency commercial mortgage-backed securities	—	7,358	—	7,358	—	6,997	—	6,997
Other securities	—	—	12	12	—	—	$11	11
Total securities available for sale	—	26,883	12	26,895	—	21,832	11	21,843
Other investments:
Principal investments:
Direct	—	—	1	1	—	—	1	1
Indirect (measured at NAV) (a)	—	—	—	60	—	—	—	68
Total principal investments	—	—	1	61	—	—	1	69
Equity investments:
Direct	—	—	12	12	—	—	12	12
Direct (measured at NAV) (a)	—	—	—	1	—	—	—	1
Indirect (measured at NAV) (a)	—	—	—	7	—	—	—	8
Total equity investments	—	—	12	20	—	—	12	21
Total other investments	—	—	13	81	—	—	13	90
Loans, net of unearned income (residential)	—	—	8	8	—	—	4	4
Loans held for sale (residential)	—	287	1	288	—	140	—	140
Derivative assets:
Interest rate	—	1,746	81	1,827	—	941	22	963
Foreign exchange	56	18	—	74	$49	18	—	67
Commodity	—	462	—	462	—	208	—	208
Credit	—	1	2	3	—	—	1	1
Other	—	26	44	70	—	9	5	14
Derivative assets	56	2,253	127	2,436	49	1,176	28	1,253
Netting adjustments (b)	—	—	—	(490)	—	—	—	(473)
Total derivative assets	56	2,253	127	1,946	49	1,176	28	780
Accrued income and other assets	—	—	—	—	—	—	—	—
Total assets on a recurring basis at fair value	$57	$30,128	$188	$30,951	$49	$24,188	$56	$23,897
LIABILITIES MEASURED ON A RECURRING BASIS
Bank notes and other short-term borrowings:
Short positions	$289	$529	—	$818	$19	$686	—	$705
Derivative liabilities:
Interest rate	—	306	—	306	—	253	—	253
Foreign exchange	51	17	—	68	43	17	—	60
Commodity	—	445	—	445	—	200	—	200
Credit	—	—	$15	15	—	1	$9	10
Other	—	13	—	13	—	10	—	10
Derivative liabilities	51	781	15	847	43	481	9	533
Netting adjustments (b)	—	—	—	(679)	—	—	—	(335)
Total derivative liabilities	51	781	15	168	43	481	9	198
Total liabilities on a recurring basis at fair value	$340	$1,310	$15	$986	$62	$1,167	$9	$903

(a)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.
(b)Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Total derivative assets and liabilities include these netting adjustments.

Qualitative Disclosures of Valuation Techniques

The following table describes the valuation techniques and significant inputs used to measure the classes of assets and liabilities reported at fair value on a recurring basis, as well as the classification of each within the valuation hierarchy.

Asset/liability class	Valuation technique	Valuation hierarchy classification(s)
Securities (includes trading account assets, securities available for sale, and U.S. Treasury Bills classified as short-term investments)
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

We are in the process of winding down our direct principal investment portfolio. As of September 30, 2020, the balance is less than $1 million.
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

Under the provisions of the Volcker Rule, we are required to dispose or conform our indirect investments to the requirements of the statute by no later than July 21, 2022. As of September 30, 2020, we have not committed to a plan to sell these investments. Therefore, these investments continue to be valued using the net asset value per share methodology.
NAV

The following table presents the fair value of our direct and indirect principal investments and related unfunded commitments at September 30, 2020, as well as financial support provided for the three and nine months ended September 30, 2020, and September 30, 2019.

			Financial support provided
			Three months ended September 30,				Nine months ended September 30,
	September 30, 2020		2020		2019		2020		2019
in millions	Fair Value	Unfunded Commitments	Funded Commitments	Funded Other	Funded Commitments	Funded Other	Funded Commitments	Funded Other	Funded Commitments	Funded Other
INVESTMENT TYPE
Direct investments	$1	—	—	$—	—	—	—	—	—	—
Indirect investments (measured at NAV) (a)	60	$18	$1	—	—	—	$1	—	$2	—
Total	$61	$18	1	$—	—	—	$1	—	$2	—

(a) Our indirect investments consist of buyout funds, venture capital funds, and fund of funds. These investments are generally not redeemable. Instead, distributions are received through the liquidation of the underlying investments of the fund. An investment in any one of these funds typically can be sold only with the approval of the fund’s general partners. At September 30, 2020, no significant liquidation of the underlying investments has been communicated to Key. The purpose of funding our capital commitments to these investments is to allow the funds to make additional follow-on investments and pay fund expenses until the fund dissolves. We, and all other investors in the fund, are obligated to fund the full amount of our respective capital commitments to the fund based on our and their respective ownership percentages, as noted in the applicable Limited Partnership Agreement.

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
Level 1 and 2

Changes in Level 3 Fair Value Measurements

The following table shows the components of the change in the fair values of our Level 3 financial instruments measured at fair value on a recurring basis for the three and nine months ended September 30, 2020, and September 30, 2019.

in millions	Beginning of Period Balance	Gains (Losses) Included in Other Comprehensive Income	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers Other	Transfers into Level 3		Transfers out of Level 3		End of Period Balance	Unrealized Gains (Losses) Included in Earnings
Nine months ended September 30, 2020
Trading account assets
Other mortgage-backed securities	—	—	—		—	$(9)	—	—	$36	(d)	—		$27	—
Securities available for sale
Other securities	$11	$1	—		—	—	—	—	—		—		12	—
Other investments
Principal investments
Direct (a)	1	—	—		—	—	—	—	—		—		1	—
Equity investments
Direct (a)	12	—	—		—	—	—	—	—		—		12	—
Loans held for sale (residential)	—	—	—		—	(10)	—	$11	—		—		1	—
Loans, net of unearned income (residential)	4	—	—		—	(2)	—	6	—		—		8	—
Derivative instruments (b)
Interest rate	22	—	$18	(c)	$14	(5)	—	—	98	(d)	$(66)	(d)	81	—
Credit	(8)	—	(6)	(c)	1	—	—	—	—		—		(13)	—
Other (e)	5	—	—		—	—	—	39	—		—		44	—
Three months ended September 30, 2020
Trading account assets
Other mortgage-backed securities	$36	—	—		—	$(9)	—	—	—		—		$27	—
Securities available for sale
Other securities	12	$—	—		—	—	—	—	—		—		12	—
Other investments
Principal investments
Direct (a)	1	—	—		—	—	—	—	—		—		1	—
Equity investments
Direct (a)	12	—	—		—	—	—	—	—		—		12	—
Loans held for sale (residential)	—	—	—		—	—	—	$1	—		—		1	—
Loans, net of unearned income (residential)	5	—	—		—	—	—	3	—		—		8	—
Derivative instruments (b)
Interest rate	52	—	$(3)	(c)	$2	(4)	—	—	$36	(d)	$(2)	(d)	81	—
Credit	(17)	—	4	(c)	—		—	—	—				(13)	—
Other (e)	46	—	5		—	—	—	(7)	—		—		44	—

in millions	Beginning of Period Balance	Gains (Losses) Included in Other Comprehensive Income	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers Other	Transfers into Level 3		Transfers out of Level 3		End of Period Balance	Unrealized Gains (Losses) Included in Earnings
Nine months ended September 30, 2019
Securities available for sale
Other securities	$20	$15	—		—	—	—	—	—		$(24)		$11	—
Other investments
Principal investments
Direct (a)	1	—	—		—	—	—	—	—		—		1	—
Equity investments
Direct (a)	7	—	$(1)		—	—	—	—	$1		—		7	—
Loans held for sale (residential)	—	—	—		—	$(1)	—	$2	—		—		1	—
Loans, net of unearned income (residential)	3	—	—		—	—	—	—	—		—		3	—
Derivative instruments (b)
Interest rate	5	—	4	(c)	—	—	—	—	2	(d)	(8)	(d)	3	—
Credit	—	—	(5)	(c)	$(1)	1	—	—	—		—		(5)	—
Other (e)	3	—	—		—	—	—	3	—		—		6	—
Three months ended September 30, 2019
Securities available for sale
Other securities	$11	$—	—		—	—	—	—	—		—		$11	—
Other investments
Principal investments
Direct (a)	1	—	—		—	—	—	—	—		—		1	—
Equity investments
Direct (a)	7	—	—		—	—	—	—	—		—		7	—
Loans held for sale (residential)	—	—	—		—	—	—	$1	—		—		1	—
Loans, net of unearned income (residential)	3	—	—		—	—	—	—	—		—		3	—
Derivative instruments (b)
Interest rate	4	—	$1	(c)	—	—	—	—	—		$(2)	(d)	3	—
Credit	(1)	—	(5)	(c)	—	$1	—	—	—		—		(5)	—
Other (e)	6	—	—		—	—	—	—	—		—		6	—

(a)Realized and unrealized gains and losses on principal investments and other equity investments are reported in “other income” on the income statement.
(b)Amounts represent Level 3 derivative assets less Level 3 derivative liabilities.
(c)Realized and unrealized gains and losses on derivative instruments are reported in “corporate services income” and “other income” on the income statement.
(d)Certain instruments previously classified as Level 2 were transferred to Level 3 because Level 3 unobservable inputs became significant. Certain derivatives previously classified as Level 3 were transferred to Level 2 because Level 3 unobservable inputs became less significant.
(e)Amounts represent Level 3 interest rate lock commitments.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in accordance with GAAP. The adjustments to fair value generally result from the application of accounting guidance that requires assets and liabilities to be recorded at the lower of cost or fair value, or assessed for impairment. There were no liabilities measured at fair value on a nonrecurring basis at September 30, 2020, and December 31, 2019.

The following table presents our assets measured at fair value on a nonrecurring basis at September 30, 2020, and December 31, 2019:

	September 30, 2020				December 31, 2019
in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A NONRECURRING BASIS
Collateral-dependent loans	—	$—	$89	$89	—	—	$76	$76
Accrued income and other assets	—	—	103	103	—	$118	51	169
Total assets on a nonrecurring basis at fair value	—	$—	$192	$192	—	$118	$127	$245

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
Level 2 and 3

Asset/liability class	Valuation technique	Valuation hierarchy classification(s)
LIHTC, HTC, and NMTC investments(a)	Valuation of LIHTC, HTC and NMTC involves measuring the present value of future tax benefits and comparing that value against the current carrying value of the investment. Expected future tax benefits are discounted to their present value using discounted cash flow modeling that incorporates an appropriate risk premium. LIHTC and HTC investments are impaired when it is more likely than not that the carrying amount of the investment will not be realized.	Level 3
Other equity investments	We have other investments in equity securities that do not have readily determinable fair values and do not qualify for the practical expedient to measure the investment using a net asset value per share. We have elected to measure these securities at cost less impairment plus or minus adjustments due to observable orderly transactions. Impairment is recorded when there is evidence that the expected fair value of the investment has declined to below the recorded cost. At each reporting period, we assess if these investments continue to qualify for this measurement alternative.

	At September 30, 2020, and December 31, 2019, the carrying amount of equity investments under this method was $158 million and $134 million, respectively. No impairment was recorded for the three or nine months ended September 30, 2020.	Level 3
Mortgage Servicing Assets(a)	Refer to Note 8. Mortgage Servicing Assets	Level 3

(a)Asset classes included in “Accrued income and other assets” on the Consolidated Balance Sheets

Quantitative Information about Level 3 Fair Value Measurements

The range and weighted-average of the significant unobservable inputs used to fair value our material Level 3 recurring and nonrecurring assets at September 30, 2020, and December 31, 2019, along with the valuation techniques used, are shown in the following table:

	Level 3 Asset (Liability)		Valuation Technique	Significant Unobservable Input	Range (Weighted-Average) (b), (c)
dollars in millions	September 30, 2020	December 31, 2019			September 30, 2020	December 31, 2019
Recurring
Trading account assets:
Other mortgage-backed securities	$27	$—	Discounted cash flows	Discount rate	3.10% - 4.11% (3.25%)	N/A
				Conditional prepayment rate	N/A (9.00)	N/A
				Constant default rate	N/A (0.75)	N/A
				Loss severity	N/A (50.00%)	N/A
Securities available-for-sale:
Other securities	$12	11	Discounted cash flows	Discount rate	N/A (15.09%)	N/A (16.10%)
				Marketability discount	N/A (30.00%)	N/A (30.00%)
				Volatility factor	N/A (44.00%)	N/A (43.00%)
Other investments:(a)
Equity investments
Direct	12	12	Discounted cash flows	Discount rate	13.39 - 16.42% (14.93%)	13.91 - 17.24% (15.61%)
				Marketability discount	N/A (30.00%)	N/A (30.00%)
				Volatility factor	N/A (55.00%)	N/A (47.00%)
Loans held for sale (residential)	1	—	Market comparable pricing	Comparability factor	N/A (91.38%)	N/A
Loans, net of unearned income (residential)	8	4	Market comparable pricing	Comparability factor	79.00-98.37% (94.73%)	79.00 - 98.00% (91.05%)
Derivative instruments:
Interest rate	81	22	Discounted cash flows	Probability of default	.02 - 100% (11.50%)	.02 - 100% (5.40%)
				Internal risk rating	1 - 19 (9.284)	1 - 19 (9.168)
				Loss given default	0 - 1 (.471)	0 - 1 (.492)
Credit (assets)	2	1	Discounted cash flows	Probability of default	.02 - 100% (8.20%)	.02 - 100% (4.2%)
				Internal risk rating	1 - 19 (10.581)	1 - 19 (10.13)
				Loss given default	0 - 1 (.490)	0 - 1 (.498)
Credit (liabilities)	(15)	(9)	Discounted cash flows	Probability of default	.02 - 100% (16.08%)	.02 - 100% (12.24%)
				Internal risk rating	1 - 19 (7.980)	1 - 19 (8.058)
				Loss given default	0 - 1 (.397)	0 - 1 (.411)
Other(d)	44	5	Discounted cash flows	Loan closing rates	29.12 - 99.69% (76.23%)	37.71 - 99.69% (79.33%)
Nonrecurring
Collateral-dependent loans	89	76	Fair value of collateral	Discount rate	0 - 95.00% (26.00%)	0 - 60.00% (10.00%)
Accrued income and other assets:
OREO and other Level 3 assets (e)	2	5	Appraised value	Appraised value	N/M	N/M

(a)Principal investments, direct is excluded from this table as the balance at September 30, 2020, and December 31, 2019, is insignificant (less than $1 million).
(b)The weighted average of significant unobservable inputs is calculated using a weighting relative to fair value.
(c)For significant unobservable inputs with no range, a single figure is reported to denote the single quantitative factor used.
(d)Amounts represent interest rate lock commitments.
(e)Excludes $101 million and $46 million pertaining to mortgage servicing assets at September 30, 2020, and December 31, 2019, respectively. Refer to Note 8 (“Mortgage Servicing Assets”) for significant unobservable inputs pertaining to these assets.

Fair Value Disclosures of Financial Instruments

The Levels in the fair value hierarchy ascribed to our financial instruments and the related carrying amounts at September 30, 2020, and December 31, 2019, are shown in the following tables. Assets and liabilities are further arranged by measurement category.

	September 30, 2020
		Fair Value
in millions	Carrying Amount	Level 1	Level 2	Level 3	Measured at NAV	Netting Adjustment		Total
ASSETS (by measurement category)
Fair value - net income
Trading account assets (b)	733	$1	705	$27	—	—		733
Other investments (b)	620	—	—	552	$68	—		620
Loans, net of unearned income (residential) (d)	8	—	—	8	—	—		8
Loans held for sale (residential) (b)	288	—	287	1	—	—		288
Derivative assets - trading (b)	1,841	56	2,182	127	—	$(524)	(f)	1,841
Fair value - OCI
Securities available for sale (b)	26,895	—	26,883	$12	—	—		26,895
Derivative assets - hedging (b)(g)	105	—	71	—	—	34	(f)	105
Amortized cost
Held-to-maturity securities (c)	8,384	—	8,842	—	—	—		8,842
Loans, net of unearned income (d)	101,343	—	—	99,826	—	—		99,826
Loans held for sale (b)	1,436	—	—	1,436	—	—		1,436
Other
Short-term investments - U.S. Treasury Bills (b)	$1,000	—	$1,000	—	—	—		$1,000
Cash and other short-term investments (a)	14,104	14,104	—	—	—	—		14,104
LIABILITIES (by measurement category)
Fair value - net income
Derivative liabilities - trading (b)	$166	$51	$775	15	—	$(675)	(f)	$166
Fair value - OCI
Derivative liabilities - hedging (b)(g)	2	—	6	—	—	(4)	(f)	2
Amortized cost
Time deposits (e)	6,795	—	6,826	—	—	—		6,826
Short-term borrowings (a)	1,031	289	742	—	—	—		1,031
Long-term debt (e)	12,685	12,852	733	—	—	—		13,585
Other
Deposits with no stated maturity (a)	129,951	—	129,951	—	—	—		129,951

	December 31, 2019
		Fair Value
in millions	Carrying Amount	Level 1	Level 2	Level 3	Measured at NAV	Netting Adjustment		Total
ASSETS (by measurement category)
Fair value - net income
Trading account assets (b)	$1,040	—	$1,040	—	—	—		$1,040
Other investments (b)	605	—	—	$528	$77	—		605
Loans, net of unearned income (residential) (d)	4	—	—	4	—	—		4
Loans held for sale (residential) (b)	140	—	140	—	—	—		140
Derivative assets - trading (b)	715	$49	985	28	—	$(347)	(f)	715
Fair value - OCI
Securities available for sale (b)	21,843	—	21,832	11	—	—		21,843
Derivative assets - hedging (b)(g)	65	—	191	—	—	(126)	(f)	65
Amortized cost
Held-to-maturity securities (c)	10,067	—	10,116	—	—	—		10,116
Loans, net of unearned income (d)	93,742	—	—	92,641	—	—		92,641
Loans held for sale (b)	1,194	—	—	1,194	—	—		1,194
Other
Short-term investments - U.S. Treasury Bills (b)	—	—	—	—	—	—		—
Cash and other short-term investments (a)	2,004	2,004	—	—	—	—		2,004
LIABILITIES (by measurement category)
Fair value - net income
Derivative liabilities - trading (b)	$194	$43	$461	9	—	$(319)	(f)	$194
Fair value - OCI
Derivative liabilities - hedging (b)(g)	4	—	20	—	—	(16)	(f)	4
Amortized cost
Time deposits (e)	11,652	—	11,752	—	—	—		11,752
Short-term borrowings (a)	1,092	19	1,073	—	—	—		1,092
Long-term debt (e)	12,448	12,694	249	—	—	—		12,943
Other
Deposits with no stated maturity (a)	100,218	—	100,218	—	—	—		100,218

Valuation Methods and Assumptions
(a)Fair value equals or approximates carrying amount. The fair value of deposits with no stated maturity does not take into consideration the value ascribed to core deposit intangibles.
(b)Information pertaining to our methodology for measuring the fair values of these assets and liabilities is included in the sections entitled “Qualitative Disclosures of Valuation Techniques” and “Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis” in this Note. Investments accounted for under the cost method (or cost less impairment adjusted for observable price changes for certain equity investments) are classified as Level 3 assets. These investments are not actively traded in an open market as sales for these types of investments are rare. The carrying amount of the investments carried at cost are adjusted for declines in value if they are considered to be other-than-temporary (or due to observable orderly transactions of the same issuer for equity investments eligible for the cost less impairment measurement alternative). These adjustments are included in “other income” on the income statement.
(c)Fair values of held-to-maturity securities are determined by using models that are based on security-specific details, as well as relevant industry and economic factors. The most significant of these inputs are quoted market prices, interest rate spreads on relevant benchmark securities, and certain prepayment assumptions. We review the valuations derived from the models to ensure that they are reasonable and consistent with the values placed on similar securities traded in the secondary markets.
(d)The fair value of loans is based on the present value of the expected cash flows. The projected cash flows are based on the contractual terms of the loans, adjusted for prepayments and use of a discount rate based on the relative risk of the cash flows, taking into account the loan type, maturity of the loan, liquidity risk, servicing costs, and a required return on debt and capital. In addition, an incremental liquidity discount is applied to certain loans, using historical sales of loans during periods of similar economic conditions as a benchmark. The fair value of loans includes lease financing receivables at their aggregate carrying amount, which is equivalent to their fair value.
(e)Fair values of time deposits and long-term debt are based on discounted cash flows utilizing relevant market inputs.
(f)Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance. The net basis takes into account the impact of bilateral collateral and master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Total derivative assets and liabilities include these netting adjustments.
(g)Derivative assets-hedging and derivative liabilities-hedging includes both cash flow and fair value hedges. Additional information regarding our accounting policies for cash flow and fair value hedges is provided in Note 1 (“1. Summary of Significant Accounting Policies”) under the heading “Derivatives and Hedging” beginning on page 105 of our 2019 Form 10-K.

DIscontinued assets — education lending business.  Our discontinued assets include government-guaranteed and private education loans originated through our education lending business that was discontinued in September 2009. This portfolio consists of loans recorded at carrying value with appropriate valuation reserves, and loans in portfolio recorded at fair value. All of these loans were excluded from the table above as follows:

•Loans at carrying value, net of allowance, of $701 million ($593 million at fair value) at September 30, 2020, and $855 million ($729 million at fair value) at December 31, 2019;
•Portfolio loans at fair value of $2 million at September 30, 2020, and $2 million at December 31, 2019.

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

	September 30, 2020				December 31, 2019
in millions	Amortized Cost (a)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies, and corporations	$4,463	$1	—	$4,464	$334	—	—	$334
States and political subdivisions	3	—	—	3	4	—	—	4
Agency residential collateralized mortgage obligations	13,403	336	$7	13,732	12,772	$82	$71	12,783
Agency residential mortgage-backed securities	1,256	71	1	1,326	1,677	41	4	1,714
Agency commercial mortgage-backed securities	6,921	442	5	7,358	6,898	139	40	6,997
Other securities	8	4	—	12	7	4	—	11
Total securities available for sale	$26,054	$854	$13	$26,895	$21,692	$266	$115	$21,843
HELD-TO-MATURITY SECURITIES
Agency residential collateralized mortgage obligations	$4,308	$141	—	$4,449	$5,692	$23	$49	$5,666
Agency residential mortgage-backed securities	313	11	—	324	409	6	—	415
Agency commercial mortgage-backed securities	3,726	306	—	4,032	3,940	78	9	4,009
Asset-backed securities	22	—	—	22	11	—	—	11
Other securities	15	—	—	15	15	—	—	15
Total held-to-maturity securities	$8,384	$458	—	$8,842	$10,067	$107	$58	$10,116

(a)Amortized cost amounts exclude accrued interest receivable which is recorded within “other assets” on the balance sheet. At September 30, 2020, accrued interest receivable on available for sale securities and held-to-maturity securities totaled $39 million and $17 million, respectively.

The following table summarizes available for sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of September 30, 2020, and December 31, 2019.

	Duration of Unrealized Loss Position
	Less than 12 Months			12 Months or Longer			Total
in millions	Fair Value	Gross Unrealized Losses		Fair Value	Gross Unrealized Losses		Fair Value	Gross Unrealized Losses
September 30, 2020
Securities available for sale:
Agency residential collateralized mortgage obligations	$1,453	7		—	—		$1,453	$7
Agency residential mortgage-backed securities	7	1		$5	—	(a)	12	1
Agency commercial mortgage-backed securities	764	5		—	—		764	5
Held-to-maturity securities:
Agency residential collateralized mortgage obligations	—	—		29	—	(a)	29	—
Asset-backed securities	1	—	(a)	—	—		1	—
Other securities	8	—	(a)	—	—		8	—
Total securities in an unrealized loss position	$2,233	13		$34	—		$2,267	$13
December 31, 2019
Securities available for sale:
U.S. Treasury, agencies, and corporations	$30	—	(b)	$30	—	(b)	$60	—
Agency residential collateralized mortgage obligations	3,432	$20		3,221	$51		6,653	$71
Agency residential mortgage-backed securities	33	—	(b)	629	4		662	4
Agency commercial mortgage-backed securities	1,541	17		1,213	23		2,754	40
Held-to-maturity securities:
Agency residential collateralized mortgage obligations	1,626	14		2,289	35		3,915	49
Agency residential mortgage-backed securities	56	—	(b)	—	—		56	—
Agency commercial mortgage-backed securities	518	9		—	—		518	9
Asset-backed securities	11	—	(b)	—	—		11	—
Other securities	3	—	(b)	—	—		3	—
Total securities in an unrealized loss position	$7,250	$60		$7,382	$113		$14,632	$173

(a)At September 30, 2020, gross unrealized losses totaled less than $1 million for asset-backed securities and other securities held-to-maturity with a loss duration of less than 12 months. At September 30, 2020, gross unrealized losses totaled less than $1 million for agency residential mortgage-backed securities available for sale with a loss duration greater than 12 months or longer. At September 30, 2020, gross unrealized losses totaled less than $1 million for agency residential collateralized mortgage obligations held-to-maturity with a loss duration greater than 12 months or longer.
(b)At December 31, 2019, gross unrealized losses totaled less than $1 million for U.S. Treasury, agencies, and corporations and agency residential mortgage-backed securities available for sale with a loss duration of less than 12 months. At December 31, 2019, gross unrealized losses totaled less than $1 million for U.S. Treasury, Agencies, and Corporations securities available for sale with a loss duration greater than 12 months or longer. At December 31, 2019, gross unrealized losses totaled less than $1 million for agency residential mortgage-backed securities, asset-backed securities, and other securities held-to-maturity with a loss duration of less than 12 months.

Based on our evaluation at September 30, 2020, under the new impairment model, an allowance for credit losses has not been recorded nor have unrealized losses been recognized into income. The issuers of the securities are of high credit quality and have a long history of no credit losses, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely attributed to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments.

At September 30, 2020, securities available for sale and held-to-maturity securities totaling $12.5 billion were pledged to secure securities sold under repurchase agreements, to secure public and trust deposits, to facilitate access to secured funding, and for other purposes required or permitted by law.

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

September 30, 2020	Securities Available for Sale		Held to Maturity Securities
in millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$5,125	$5,134	$102	$104
Due after one through five years	14,883	15,439	5,649	5,880
Due after five through ten years	5,608	5,887	2,620	2,845
Due after ten years	438	435	13	13
Total	$26,054	$26,895	$8,384	$8,842

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

At September 30, 2020, after taking into account the effects of bilateral collateral and master netting agreements, we had $105 million of derivative assets and $2 million of derivative liabilities that relate to contracts entered into for hedging purposes. As of the same date, after taking into account the effects of bilateral collateral and master netting agreements and a reserve for potential future losses, we had derivative assets of $1.8 billion and derivative liabilities of $166 million that were not designated as hedging instruments. These positions are primarily comprised of derivative contracts entered into for client accommodation purposes.

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

Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments

The following table summarizes the fair values of our derivative instruments on a gross and net basis as of September 30, 2020, and December 31, 2019. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements, but after the variation margin payments with central clearing organizations have been applied as settlement, as applicable. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Securities collateral related to legally enforceable master netting agreements is not offset on the balance sheet. Our derivative instruments are included in “accrued income and other assets” or “accrued expenses and other liabilities” on the balance sheet, as follows:

	September 30, 2020			December 31, 2019
		Fair Value			Fair Value
in millions	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate	$34,220	$71	$6	$39,208	$191	$20
Derivatives not designated as hedging instruments:
Interest rate	75,507	1,756	300	71,209	772	233
Foreign exchange	5,879	74	68	6,572	67	60
Commodity	7,738	462	445	5,324	208	200
Credit	487	3	15	427	1	10
Other (a)	5,572	70	13	3,337	14	10
Total	95,183	2,365	841	86,869	1,062	513
Netting adjustments (b)	—	(490)	(679)	—	(473)	(335)
Net derivatives in the balance sheet	129,403	1,946	168	126,077	780	198
Other collateral (c)	—	(3)	(1)	—	(2)	(42)
Net derivative amounts	$129,403	$1,943	$167	$126,077	$778	$156

(a)Other derivatives include interest rate lock commitments and forward sale commitments related to our residential mortgage banking activities, forward purchase and sales contracts consisting of contractual commitments associated with “to be announced” securities and when-issued securities, and other customized derivative contracts.
(b)Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance.
(c)Other collateral represents the amount that cannot be used to offset our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance. The other collateral consists of securities and is exchanged under bilateral collateral and master netting agreements that allow us to offset the net derivative position with the related collateral. The application of the other collateral cannot reduce the net derivative position below zero. Therefore, excess other collateral, if any, is not reflected above.

Fair value hedges. During the nine-month period ended September 30, 2020, we did not exclude any portion of fair value hedging instruments from the assessment of hedge effectiveness.

The following tables summarize the amounts that were recorded on the balance sheet as of September 30, 2020, and December 31, 2019, related to cumulative basis adjustments for fair value hedges.

	September 30, 2020
in millions	Balance sheet line item in which the hedge item is included	Carrying amount of hedged item (a)	Hedge accounting basis adjustment (b)
Interest rate contracts	Long-term debt	$8,255	$492

	December 31, 2019
	Balance sheet line item in which the hedge item is included	Carrying amount of hedged item (a)	Hedge accounting basis adjustment (b)
Interest rate contracts	Long-term debt	$8,408	$240

(a)The carrying amount represents the portion of the liability designated as the hedged item.
(b)Basis adjustments related to de-designated hedged items that no longer qualify as fair value hedges reduced the hedge accounting basis adjustment by $8 million and $9 million at September 30, 2020, and December 31, 2019, respectively,

Cash flow hedges. During the nine-month period ended September 30, 2020, we did not exclude any portion of cash flow hedging instruments from the assessment of hedge effectiveness.

Considering the interest rates, yield curves, and notional amounts as of September 30, 2020, we expect to reclassify an estimated $253 million of after-tax net gains on derivative instruments designated as cash flow hedges from AOCI to income during the next 12 months. In addition, we expect to reclassify approximately $74 million of net gains related to terminated cash flow hedges from AOCI to income during the next 12 months. As of September 30, 2020, the maximum length of time over which we hedge forecasted transactions is 9 years.

The following tables summarize the effect of fair value and cash flow hedge accounting on the income statement for the three- and nine-month periods ended September 30, 2020, and September 30, 2019.

	Location and amount of net gains (losses) recognized in income on fair value and cash flow hedging relationships
in millions	Interest expense – long-term debt	Interest income – loans	Interest expense - deposits	Other income
Three months ended September 30, 2020
Total amounts presented in the consolidated statement of income	$(64)	$927	$(54)	$28

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	47	—	—	—
Recognized on derivatives designated as hedging instruments	(7)	—	—	—
Net income (expense) recognized on fair value hedges	$40	—	—	—
Net gain (loss) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	$(1)	$100	—	—
Net income (expense) recognized on cash flow hedges	$(1)	$100	—	—

Three months ended September 30, 2019
Total amounts presented in the consolidated statement of income	$(114)	$1,073	$227	$27

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	$(75)	—	$—	—
Recognized on derivatives designated as hedging instruments	72	—	—	—
Net income (expense) recognized on fair value hedges	$(3)	—	$—	—
Net gain (loss) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	$(1)	$(8)	—	—
Net income (expense) recognized on cash flow hedges	$(1)	$(8)	—	—

	Location and amount of net gains (losses) recognized in income on fair value and cash flow hedging relationships
in millions	Interest expense – long-term debt	Interest income – loans	Interest expense - deposits	Other income
Nine months ended September 30, 2020
Total amounts presented in the consolidated statement of income	$(225)	$2,933	$(319)	$(27)

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	(252)	—	—	—
Recognized on derivatives designated as hedging instruments	343	—	—	—
Net income (expense) recognized on fair value hedges	$91	—	—	—
Net gain (loss) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	$(3)	$224	—	—
Net income (expense) recognized on cash flow hedges	$(3)	$224	—	—

Nine months ended September 30, 2019
Total amounts presented in the consolidated statement of income	$354	$3,221	$652	$54

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	$(320)	—	$(1)	—
Recognized on derivatives designated as hedging instruments	296	—	—	—
Net income (expense) recognized on fair value hedges	$(24)	—	$(1)	—
Net gain (loss) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	$(2)	$(51)	—	—
Net income (expense) recognized on cash flow hedges	$(2)	$(51)	—	—

Net investment hedges. We previously entered into foreign currency forward contracts to hedge our exposure to changes in the carrying value of our investments in foreign subsidiaries as a result of changes in the related foreign exchange rates. In December 2019, our last remaining net investment hedge was discontinued in connection with the substantial liquidation of the net assets of KEF’s Canadian subsidiary. Additional information regarding the discontinuance of this net investment hedge is provided in Note 8 (“Derivatives and Hedging Activities”) on page 137 of our 2019 Form 10-K.

The following tables summarize the pre-tax net gains (losses) on our cash flow and net investment hedges for the three- and nine-month periods ended September 30, 2020, and September 30, 2019, and where they are recorded on the income statement. The table includes net gains (losses) recognized in OCI during the period and net gains (losses) reclassified from OCI into income during the current period.

in millions	Net Gains (Losses) Recognized in OCI	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income	Net Gains (Losses) Reclassified From OCI Into Income
Three months ended September 30, 2020
Cash Flow Hedges
Interest rate	$5	Interest income — Loans	$100
Interest rate	—	Interest expense — Long-term debt	(1)
Interest rate	10	Investment banking and debt placement fees	—
Total	$15		$99
Three months ended September 30, 2019
Cash Flow Hedges
Interest rate	$86	Interest income — Loans	$(8)
Interest rate	(2)	Interest expense — Long-term debt	(1)
Interest rate	(4)	Investment banking and debt placement fees	—
Net Investment Hedges
Foreign exchange contracts	1	Other Income	—
Total	$81		$(9)

in millions	Net Gains (Losses) Recognized in OCI	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income	Net Gains (Losses) Reclassified From OCI Into Income(a)
Nine months ended September 30, 2020
Cash Flow Hedges
Interest rate	$629	Interest income — Loans	$224
Interest rate	(6)	Interest expense — Long-term debt	(3)
Interest rate	(10)	Investment banking and debt placement fees	—
Net Investment Hedges
Foreign exchange contracts	—	Other Income	—
Total	$613		$221
Nine months ended September 30, 2019
Cash Flow Hedges
Interest rate	$471	Interest income — Loans	$(51)
Interest rate	(5)	Interest expense — Long-term debt	(2)
Interest rate	(10)	Investment banking and debt placement fees	—
Net Investment Hedges
Foreign exchange contracts	(3)	Other Income	—
Total	$453		$(53)

Nonhedging instruments

The following table summarizes the pre-tax net gains (losses) on our derivatives that are not designated as hedging instruments for the three- and nine-month periods ended September 30, 2020, and September 30, 2019, and where they are recorded on the income statement.

	Three months ended September 30, 2020				Three months ended September 30, 2019
in millions	Corporate services income	Consumer mortgage income	Other income	Total	Corporate services income	Consumer mortgage income	Other income	Total
NET GAINS (LOSSES)
Interest rate	$5	—	$(1)	$4	$16	—	(1)	$15
Foreign exchange	9	—	—	9	11	—	—	11
Commodity	5	—	—	5	2	—	—	2
Credit	4	—	(8)	(4)	(5)	—	$(8)	(13)
Other	—	28	(8)	20	—	5	(3)	2
Total net gains (losses)	$23	28	$(17)	$34	$24	5	$(12)	$17

	Nine months ended September 30, 2020				Nine months ended September 30, 2019
in millions	Corporate services income	Consumer mortgage income	Other income	Total	Corporate services income	Consumer mortgage income	Other income	Total
NET GAINS (LOSSES)
Interest rate	$23	$—	$(10)	$13	$31	—	$(3)	$28
Foreign exchange	29	—	—	29	32	—	—	32
Commodity	13	—	—	13	5	—	—	5
Credit	(6)	—	(20)	(26)	(4)	—	(23)	(27)
Other	—	36	17	53	—	$5	—	5
Total net gains (losses)	$59	$36	$(13)	$82	$64	$5	$(26)	$43

Counterparty Credit Risk

We hold collateral in the form of cash and highly rated securities issued by the U.S. Treasury, government-sponsored enterprises, or GNMA. Cash collateral of $44 million was netted against derivative assets on the balance sheet at September 30, 2020, compared to $207 million of cash collateral netted against derivative assets at December 31, 2019. The cash collateral netted against derivative liabilities totaled $234 million at September 30, 2020, and $69 million at December 31, 2019. Our means of mitigating and managing exposure to credit risk on derivative contracts is described in Note 8 (“Derivatives and Hedging Activities”) beginning on page 138 of our 2019 Form 10-K under the heading “Counterparty Credit Risk.”

The following table summarizes the fair value of our derivative assets by type at the dates indicated. These assets represent our gross exposure to potential loss after taking into account the effects of bilateral collateral and master netting agreements and other means used to mitigate risk.

in millions	September 30, 2020	December 31, 2019
Interest rate	$1,680	$848
Foreign exchange	28	30
Commodity	212	95
Credit	—	—
Other	70	14
Derivative assets before collateral	1,990	987
Less: Related collateral	44	207
Total derivative assets	$1,946	$780

We enter into derivative transactions with two primary groups: broker-dealers and banks, and clients. Given that these groups have different economic characteristics, we have different methods for managing counterparty credit exposure and credit risk.

We enter into transactions with broker-dealers and banks for various risk management purposes. These types of transactions are primarily high dollar volume. We enter into bilateral collateral and master netting agreements with these counterparties. We clear certain types of derivative transactions with these counterparties, whereby central clearing organizations become the counterparties to our derivative contracts. In addition, we enter into derivative contracts through swap execution facilities. Swap clearing and swap execution facilities reduce our exposure to counterparty credit risk. At September 30, 2020, we had gross exposure of $411 million to broker-dealers and banks. We had net exposure of $260 million after the application of master netting agreements and cash collateral, where such qualifying agreements exist. We had net exposure of $257 million after considering $3 million of additional collateral held in the form of securities.

We enter into transactions using master netting agreements with clients to accommodate their business needs. In most cases, we mitigate our credit exposure by cross-collateralizing these transactions to the underlying loan collateral. For transactions that are not clearable, we mitigate our market risk by buying and selling U.S. Treasuries and Eurodollar futures or entering into offsetting positions. Due to the cross-collateralization to the underlying loan, we typically do not exchange cash or marketable securities collateral in connection with these transactions. To address the risk of default associated with these contracts, we have established a CVA reserve (included in
“accrued income and other assets”) in the amount of $72 million at September 30, 2020. The CVA is calculated from potential future exposures, expected recovery rates, and market-implied probabilities of default. At September 30, 2020, we had gross exposure of $1.9 billion to client counterparties and other entities that are not broker-dealers or banks for derivatives that have associated master netting agreements. We had net exposure of $1.7 billion on our derivatives with these counterparties after the application of master netting agreements, collateral, and the related reserve.

Credit Derivatives

We are a buyer and, under limited circumstances, may be a seller of credit protection through the credit derivative market. We purchase credit derivatives to manage the credit risk associated with specific commercial lending and swap obligations as well as exposures to debt securities. Our credit derivative portfolio was in a net liability position of $12 million as of September 30, 2020, and $9 million as of December 31, 2019. Our credit derivative portfolio consists of traded credit default swap indices and risk participation agreements. Additional descriptions of our credit derivatives are provided in Note 8 (“Derivatives and Hedging Activities”) beginning on page 139 of our 2019 Form 10-K under the heading “Credit Derivatives.”

The following table provides information on the types of credit derivatives sold by us and held on the balance sheet at September 30, 2020, and December 31, 2019. The notional amount represents the amount that the seller could be required to pay. The payment/performance risk shown in the table represents a weighted average of the default probabilities for all reference entities in the respective portfolios. These default probabilities are implied from observed credit indices in the credit default swap market, which are mapped to reference entities based on Key’s internal risk rating.

	September 30, 2020			December 31, 2019
dollars in millions	Notional Amount	Average Term (Years)	Payment / Performance Risk	Notional Amount	Average Term (Years)	Payment / Performance Risk
Other	$287	13.48	17.15%	$134	14.30	14.56%
Total credit derivatives sold	$287	—	—	$134	—	—

Credit Risk Contingent Features

We have entered into certain derivative contracts that require us to post collateral to the counterparties when these contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to our long-term senior unsecured credit ratings with Moody’s and S&P. Collateral requirements also are based on minimum transfer amounts, which are specific to each Credit Support Annex (a component of the ISDA Master Agreement) that we have signed with the counterparties. In a limited number of instances, counterparties have the right to terminate their ISDA Master Agreements with us if our ratings fall below a certain level, usually investment-grade level (i.e., “Baa3” for Moody’s and “BBB-” for S&P). At September 30, 2020, KeyBank’s rating was “A3” with Moody’s and “A-” with S&P, and KeyCorp’s rating was “Baa1” with Moody’s and “BBB+” with S&P. As of September 30, 2020, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our ratings) held by KeyBank that were in a net liability position totaled $177 million, which was comprised of $108 million in derivative assets and $285 million in derivative liabilities. We had $175 million in cash and securities collateral posted to cover those positions as of September 30, 2020. There were no derivative contracts with credit risk contingent features held by KeyCorp at September 30, 2020.

The following table summarizes the additional cash and securities collateral that KeyBank would have been required to deliver under the ISDA Master Agreements had the credit risk contingent features been triggered for the derivative contracts in a net liability position as of September 30, 2020, and December 31, 2019. The additional collateral amounts were calculated based on scenarios under which KeyBank’s ratings are downgraded one, two, or three ratings as of September 30, 2020, and December 31, 2019, and take into account all collateral already posted. A similar calculation was performed for KeyCorp, and no additional collateral would have been required as of September 30, 2020, and December 31, 2019. For more information about the credit ratings for KeyBank and KeyCorp, see the discussion under the heading “Factors affecting liquidity” in the section entitled “Liquidity risk management” in Item 2 of this report.

	September 30, 2020		December 31, 2019
in millions	Moody’s	S&P	Moody’s	S&P
KeyBank’s long-term senior unsecured credit ratings	A3	A-	A3	A-
One rating downgrade	$1	$1	$1	$1
Two rating downgrades	1	1	1	1
Three rating downgrades	1	1	1	1

KeyBank’s long-term senior unsecured credit rating was four ratings above noninvestment grade at Moody’s and S&P as of September 30, 2020, and December 31, 2019. If KeyBank’s ratings had been downgraded below investment grade as of September 30, 2020, or December 31, 2019, payments of $3 million and $3 million, respectively, would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted. If KeyCorp’s ratings had been downgraded below investment grade as of September 30, 2020, or December 31, 2019, no payments would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted.

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

Commercial

Changes in the carrying amount of commercial mortgage servicing assets are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
in millions	2020	2019	2020	2019
Balance at beginning of period	$565	$509	$539	$502
Servicing retained from loan sales	30	30	107	71
Purchases	6	10	24	33
Amortization	(29)	(29)	(88)	(86)
Temporary impairments	(6)	(2)	(16)	(2)
Balance at end of period	$566	$518	$566	$518
Fair value at end of period	$685	$681	$685	$681

The fair value of commercial mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The range and weighted average of the significant unobservable inputs used to determine the fair value of our commercial mortgage servicing assets at September 30, 2020, and September 30, 2019, along with the valuation techniques, are shown in the following table:

dollars in millions		September 30, 2020	September 30, 2019
Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
Discounted cash flow	Expected defaults	1.00 - 2.00% (1.17%)	1.00 - 2.00% (1.13%)
	Residual cash flows discount rate	7.72 - 10.66% (9.30%)	7.00 - 11.50% (9.30%)
	Escrow earn rate	0.92 - 1.16% (1.05%)	1.46 - 2.36% (2.02%)
	Loan assumption rate	0.00 - 1.78% (1.39%)	0.01 - 3.37% (1.38%)

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

The amortization of commercial servicing assets is determined in proportion to, and over the period of, the estimated net servicing income. The amortization of commercial servicing assets for each period, as shown in the table at the beginning of this note, is recorded as a reduction to contractual fee income. The contractual fee income from servicing commercial mortgage loans totaled $154 million for the nine-month period ended September 30, 2020, and $147 million for the nine-month period ended September 30, 2019. This fee income was offset by $88 million of amortization for the nine-month period ended September 30, 2020, and $86 million for the nine-month period ended September 30, 2019. Both the contractual fee income and the amortization are recorded, net, in “commercial mortgage servicing fees” on the income statement.

Residential

Changes in the carrying amount of residential mortgage servicing assets are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
in millions	2020	2019	2020	2019
Balance at beginning of period	$46	$39	$46	$37
Servicing retained from loan sales	12	5	25	9
Purchases	—	—	—	—
Amortization	(4)	(3)	(9)	(5)
Temporary (impairments) recoveries	(1)	—	(9)	—
Balance at end of period	$53	$41	$53	$41
Fair value at end of period	$54	$43	$54	$43

The fair value of mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The range and weighted-average of the significant unobservable inputs used to fair value our mortgage servicing assets at September 30, 2020, and September 30, 2019, along with the valuation techniques, are shown in the following table:

		September 30, 2020	September 30, 2019
Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
Discounted cash flow	Prepayment speed	12.35% - 53.36% (16.89%)	12.06 - 62.96% (14.53%)
	Discount rate	7.51-8.80% (7.57%)	7.50 - 10.00% (7.53%)
	Servicing cost	$62.00 - $5,125 ($81.67)	$62 - $4,375 ($67.67)

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

The amortization of residential servicing assets is determined in proportion to, and over the period of, the estimated net residential servicing income. The amortization of servicing assets for September 30, 2020, as shown in the table above, is recorded as a reduction to contractual fee income. The contractual fee income from servicing residential mortgage loans totaled $24 million for the nine-month period ended September 30, 2020, and $15 million for the nine-month period ended September 30, 2019. This fee income was offset by $9 million of amortization for the nine-month period ended September 30, 2020, and $5 million for the nine-month period ended September 30, 2019. Both the contractual fee income and the amortization are recorded, net, in “consumer mortgage income” on the income statement.

9. Leases

As a lessee, we enter into leases of land, buildings, and equipment. Our real estate leases primarily relate to bank branches and office space. The leases of equipment principally relate to technology assets for data processing and data storage. As a lessor, we primarily provide financing through our equipment leasing business. For more information on our leasing activity, see Note 10 (“Leases”) beginning on page 143 of our 2019 Form 10-K.

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

Interest income from sales-type and direct financing leases is recognized in "interest income — loans" on the income statement. Income related to operating leases is recognized in “operating lease income and other leasing gains” on the income statement. The components of equipment leasing income are summarized in the table below:

	Three months ended September 30,		Nine months ended September 30,
in millions	2020	2019	2020	2019
Sales-type and direct financing leases
Interest income on lease receivable	$36	$31	$91	$92
Interest income related to accretion of unguaranteed residual asset	(7)	3	(1)	9
Interest income on deferred fees and costs	—	—	—	—
Total sales-type and direct financing lease income	29	34	90	101
Operating leases
Operating lease income related to lease payments	34	34	103	100
Other operating leasing gains	4	8	25	23
Total operating lease income and other leasing gains	38	42	128	123
Total lease income	$67	$76	$218	$224

In April 2020, the FASB provided elections under which entities can choose to account for eligible rent concessions either by applying the modification accounting in ASC 842 or by applying an expedient to account for them outside of the modification framework, thus, forgoing the performance of an assessment to determine whether contractual provisions in existing lease arrangements provide enforceable rights and obligations. Modification accounting may require remeasurement and reallocation of contract consideration. To be eligible for the expedient, rent concessions must relate to the COVID-19 pandemic and meet certain criteria. As a result of the pandemic, Key has begun providing lessees with 90 day deferrals on its equipment leases and has elected not to apply modification accounting. Rent concessions were not material at September 30, 2020.

10. Goodwill

Our annual goodwill impairment testing is performed as of October 1 each year, or more frequently as events occur or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. Additional information pertaining to our accounting policy for goodwill and other intangible assets is summarized in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Goodwill and Other Intangible Assets” beginning on page 145 of our 2019 Form 10-K.

Due to continued deterioration in the market and length of disruption resulting from the COVID-19 pandemic, which impacted Key’s market capitalization, we determined a triggering event occurred in the three months ended September 30, 2020. We conducted a quantitative interim impairment test as of September 30, 2020, and concluded goodwill was not impaired.

Through the quantitative interim impairment test as of September 30, 2020, we determined that the estimated fair value of each of Key’s reporting units was greater than its carrying amount. The estimated fair value of the Consumer Bank reporting unit was 11% greater than its carrying amount, the estimated fair value of the Commercial Bank reporting unit was 17% greater than its carrying amount, and the estimated fair value of the Institutional Bank reporting unit, which is aggregated in the Commercial Bank reporting segment, was 11% greater than its carrying amount. The fair values of each reporting unit were estimated using a combination of income and market approaches. The income approach, which was weighted at 75%, utilized discounted cash flow projections for each reporting unit. The market approach, which was weighted at 25%, consisted primarily of public company metrics but also considered recent transactions in the financial services industry. The carrying amounts of Key’s reporting units represent the average equity based on risk-weighted regulatory capital for goodwill impairment testing and management reporting purposes.

We will continue to monitor and review for impairment indicators that could impact goodwill.

11. Variable Interest Entities

Our significant VIEs are summarized below. Additional information pertaining to the criteria used in determining if an entity is a VIE is included in Note 13 (“Variable Interest Entities “) beginning on page 146 of our 2019 Form 10-K.

LIHTC investments. We had $1.4 billion and $1.5 billion of investments in LIHTC operating partnerships at September 30, 2020, and December 31, 2019, respectively. These investments are recorded in “accrued income and other assets” on our balance sheet. We do not have any loss reserves recorded related to these investments because we believe the likelihood of any loss to be remote. For all legally binding, unfunded equity commitments, we increase our recognized investment and recognize a liability. As of September 30, 2020, and December 31, 2019, we had liabilities of $477 million and $546 million, respectively, related to investments in qualified affordable housing projects, which are recorded in “accrued expenses and other liabilities” on our balance sheet. We continue to invest in these LIHTC operating partnerships.

The assets and liabilities presented in the table below convey the size of KCDC’s direct and indirect investments at September 30, 2020, and December 31, 2019. As these investments represent unconsolidated VIEs, the assets and liabilities of the investments themselves are not recorded on our balance sheet. Additional information pertaining to our LIHTC investments is included in Note 13 (“Variable Interest Entities”) beginning on page 146 of our 2019 Form 10-K.

	Unconsolidated VIEs
in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
September 30, 2020
LIHTC investments	$6,693	$2,547	$1,820
December 31, 2019
LIHTC investments	$6,405	$2,526	$1,846

We amortize our LIHTC investments over the period that we expect to receive the tax benefits. During the first nine months of 2020, we recognized $146 million of amortization and $134 million of tax credits associated with these investments within “income taxes” on our income statement. During the first nine months of 2019, we recognized $137 million of amortization and $135 million of tax credits associated with these investments within “income taxes” on our income statement.

Principal investments. Our maximum exposure to loss associated with indirect principal investments consists of the investments’ fair value plus any unfunded equity commitments. The fair value of our indirect principal investments totaled $60 million and $68 million at September 30, 2020, and December 31, 2019, respectively. These investments are recorded in “other investments” on our balance sheet. The table below reflects the size of the private equity funds in which we were invested as well as our maximum exposure to loss in connection with these investments at September 30, 2020, and December 31, 2019.

	Unconsolidated VIEs
in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
September 30, 2020
Indirect investments	$11,225	$173	$78
December 31, 2019
Indirect investments	$12,954	$205	$89

Through our principal investing entities, we have formed and funded operating entities that provide management and other related services to our investment company funds, which directly invest in portfolio companies. These entities had no assets at September 30, 2020, and December 31, 2019, that can be used to settle the entities’ obligations. The entities had no liabilities at September 30, 2020, and December 31, 2019, and other equity investors have no recourse to our general credit.

Additional information on our indirect and direct principal investments is provided in Note 5 (“Fair Value Measurements”) and in Note 13 (“Variable Interest Entities “) beginning on page 146 of our 2019 Form 10-K.

Other unconsolidated VIEs. We are involved with other various entities in the normal course of business which we have determined to be VIEs. We have determined that we are not the primary beneficiary of these VIEs because we do not have the power to direct the activities that most significantly impact their economic performance. Our assets associated with these unconsolidated VIEs totaled $335 million at September 30, 2020, and $282 million at December 31, 2019. These assets are recorded in “accrued income and other assets,” “other investments,” “securities available for sale,” and “loans, net of unearned income” on our balance sheet. We had liabilities totaling $1 million and $1 million associated with these unconsolidated VIEs at September 30, 2020, and December 31, 2019, respectively. Additional information pertaining to our other unconsolidated VIEs is included in Note 13 (“Variable Interest Entities“) under the heading “Other unconsolidated VIEs” on page 148 of our 2019 Form 10-K.

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

The effective tax rate, which is the provision for income taxes as a percentage of income before income taxes, was 12.5% for the third quarter of 2020 and 14.5% for the third quarter of 2019. The effective tax rates are less than our combined federal and state statutory tax rate of 23.7%, primarily due to income from investments in tax-advantaged assets such as corporate-owned life insurance and credits associated with renewable energy and low-income housing investments.

Deferred Taxes

At September 30, 2020, we had a net deferred tax liability of $110 million, compared to a net deferred tax liability of $89 million at December 31, 2019, which are both included in “accrued income and other assets” on the balance sheet.

To determine the amount of deferred tax assets that are more likely than not to be realized, and therefore recorded, we conduct a quarterly assessment of all available evidence. This evidence includes, but is not limited to, taxable income in prior periods, projected future taxable income, and projected future reversals of deferred tax items. These assessments involve a degree of subjectivity and may undergo change. Based on these criteria, we had no valuation allowance at September 30, 2020, and December 31, 2019.

Unrecognized Tax Benefits

At September 30, 2020, Key’s unrecognized tax benefits were $58 million. As permitted under the applicable accounting guidance for income taxes, it is our policy to recognize interest and penalties related to unrecognized tax benefits in “income tax expense.”

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

13. Acquisition and Discontinued Operations

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

Discontinued operations

Discontinued operations primarily includes our government-guaranteed and private education lending business. At September 30, 2020, and December 31, 2019, approximately $743 million and $865 million, respectively, of education loans are included in discontinued assets on the consolidated balance sheets. Net interest income after provision for credit losses for this business is not material and is included in income (loss) from discontinued operations, net of taxes on the consolidated statements of income.

14. Securities Financing Activities

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

The following table summarizes our securities financing agreements at September 30, 2020, and December 31, 2019:

	September 30, 2020				December 31, 2019
in millions	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts
Offsetting of financial assets:
Reverse repurchase agreements	$7	$(7)	—	—	$5	$(5)	—	—
Total	$7	$(7)	—	—	$5	$(5)	—	—

Offsetting of financial liabilities:
Repurchase agreements (c)	$213	$(20)	$(193)	—	$187	$(7)	$(180)	—
Total	$213	$(20)	$(193)	—	$187	$(7)	$(180)	—

(a)Netting adjustments take into account the impact of master netting agreements that allow us to settle with a single counterparty on a net basis.
(b)These adjustments take into account the impact of bilateral collateral agreements that allow us to offset the net positions with the related collateral. The application of collateral cannot reduce the net position below zero. Therefore, excess collateral, if any, is not reflected above.
(c)Repurchase agreements are collateralized by mortgaged-backed agency securities and are contracted on an overnight or continuous basis.

As of September 30, 2020, the carrying amount of assets pledged as collateral against repurchase agreements totaled $396 million. Assets pledged as collateral are reported in “securities available for sale” and “held-to-maturity securities” on our balance sheet. At September 30, 2020, the liabilities associated with collateral pledged were solely comprised of customer sweep financing activity and had a carrying value of $193 million. The collateral pledged under customer sweep repurchase agreements is posted to a third-party custodian and cannot be sold or repledged by the secured party. The risk related to a decline in the market value of collateral pledged is minimal given the collateral's high credit quality and the overnight duration of the repurchase agreements.

15. Employee Benefits

Pension Plans

The components of net pension cost (benefit) for all funded and unfunded plans are recorded in “other expense” and are summarized in the following table. For more information on our Pension Plans and Other Postretirement Benefit Plans, see Note 18 (“Employee Benefits”) beginning on page 155 of our 2019 Form 10-K.

	Three months ended September 30,		Nine months ended September 30,
in millions	2020	2019	2020	2019
Interest cost on PBO	$9	$11	$26	$34
Expected return on plan assets	(10)	(12)	(29)	(36)
Amortization of losses	5	4	13	11
Settlement loss	—	—	8	—
Net pension cost	$4	$3	$18	$9

16. Trust Preferred Securities Issued by Unconsolidated Subsidiaries

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

•required distributions on the trust preferred securities;
•the redemption price when a capital security is redeemed; and
•the amounts due if a trust is liquidated or terminated.

The Regulatory Capital Rules, discussed in “Supervision and regulation” in Item 2 of this report, require us to treat our mandatorily redeemable trust preferred securities as Tier 2 capital.

The trust preferred securities, common stock, and related debentures are summarized as follows:

dollars in millions	Trust Preferred Securities, Net of Discount (a)	Common Stock	Principal Amount of Debentures, Net of Discount (b)	Interest Rate of Trust Preferred Securities and Debentures (c)	Maturity of Trust Preferred Securities and Debentures
September 30, 2020
KeyCorp Capital I	$156	$6	$162	1.036%	2028
KeyCorp Capital II	112	4	116	6.875	2029
KeyCorp Capital III	148	4	152	7.750	2029
HNC Statutory Trust III	19	1	20	1.656	2035
Willow Grove Statutory Trust I	19	1	20	1.560	2036
HNC Statutory Trust IV	17	1	18	1.548	2037
Westbank Capital Trust II	8	—	8	2.417	2034
Westbank Capital Trust III	8	—	8	2.417	2034
Total	$487	$17	$504	4.528%	—

December 31, 2019	$466	$17	$483	5.214%	—

(a)The trust preferred securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of trust preferred securities carries an interest rate identical to that of the related debenture. Certain trust preferred securities include basis adjustments related to fair value hedges totaling $75 million at September 30, 2020, and $57 million at December 31, 2019. See Note 7 (“Derivatives and Hedging Activities”) for an explanation of fair value hedges.
(b)We have the right to redeem these debentures. If the debentures purchased by KeyCorp Capital I, HNC Statutory Trust III, Willow Grove Statutory Trust I, HNC Statutory Trust IV, Westbank Capital Trust II, or Westbank Capital Trust III are redeemed before they mature, the redemption price will be the principal amount, plus any accrued but unpaid interest. If the debentures purchased by KeyCorp Capital II or KeyCorp Capital III are redeemed before they mature, the redemption price will be the greater of: (i) the principal amount, plus any accrued but unpaid interest, or (ii) the sum of the present values of principal and interest payments discounted at the Treasury Rate (as defined in the applicable indenture), plus 20 basis points for KeyCorp Capital II or 25 basis points for KeyCorp Capital III, or 50 basis points in the case of redemption upon either a tax or a capital treatment event for either KeyCorp Capital II or KeyCorp Capital III, plus any accrued but unpaid interest. The principal amount of certain debentures includes basis adjustments related to fair value hedges totaling $75 million at September 30, 2020, and $57 million at December 31, 2019. See Note 7 (“Derivatives and Hedging Activities”) for an explanation of fair value hedges. The principal amount of debentures, net of discounts, is included in “long-term debt” on the balance sheet.
(c)The interest rates for the trust preferred securities issued by KeyCorp Capital II and KeyCorp Capital III are fixed. The trust preferred securities issued by KeyCorp Capital I have a floating interest rate, equal to three-month LIBOR plus 74 basis points, that reprices quarterly. The trust preferred securities issued by HNC Statutory Trust III have a floating interest rate, equal to three-month LIBOR plus 140 basis points, that reprices quarterly. The trust preferred securities issued by Willow Grove Statutory Trust I have a floating interest rate, equal to three-month LIBOR plus 131 basis points, that reprices quarterly. The trust preferred securities issued by HNC Statutory Trust IV have a floating interest rate, equal to three-month LIBOR plus 128 basis points, that reprices quarterly. The trust preferred securities issued by Westbank Capital Trust II and Westbank Capital Trust III each have a floating interest rate, equal to three-month LIBOR plus 219 basis points, that reprices quarterly.  The total interest rates are weighted-average rates.

17. Contingent Liabilities and Guarantees

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

Guarantees

We are a guarantor in various agreements with third parties. The following table shows the types of guarantees that we had outstanding at September 30, 2020. Information pertaining to the basis for determining the liabilities recorded in connection with these guarantees is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Contingencies and Guarantees” beginning on page 108 of our 2019 Form 10-K.

September 30, 2020	Maximum Potential Undiscounted Future Payments	Liability Recorded
in millions
Financial guarantees:
Standby letters of credit	$3,107	$72
Recourse agreement with FNMA	5,662	23
Residential mortgage reserve	2,280	9
Written put options (a)	3,284	63
Total	$14,333	$167

(a)The maximum potential undiscounted future payments represent notional amounts of derivatives qualifying as guarantees.

We determine the payment/performance risk associated with each type of guarantee described below based on the probability that we could be required to make the maximum potential undiscounted future payments shown in the preceding table. We use a scale of low (0% to 30% probability of payment), moderate (greater than 30% to 70% probability of payment), or high (greater than 70% probability of payment) to assess the payment/performance risk, and have determined that the payment/performance risk associated with each type of guarantee outstanding at September 30, 2020, is low. Information pertaining to the nature of each of the guarantees listed below is included in Note 22 (“Commitments, Contingent Liabilities, and Guarantees”) under the heading “Guarantees” beginning on page 165 of our 2019 Form 10-K.

Standby letters of credit. At September 30, 2020, our standby letters of credit had a remaining weighted-average life of 1.8 years, with remaining actual lives ranging from less than 1 year to as many as 14.2 years.

Recourse agreement with FNMA. At September 30, 2020, the outstanding commercial mortgage loans in this program had a weighted-average remaining term of 7.9 years, and the unpaid principal balance outstanding of loans sold by us as a participant was $18.8 billion. The maximum potential amount of undiscounted future payments that we could be required to make under this program, as shown in the preceding table, is equal to approximately 30% of the principal balance of loans outstanding at September 30, 2020. FNMA delegates responsibility for originating, underwriting, and servicing mortgages, and we assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan that we sell to FNMA. We maintain a reserve for such potential losses in an amount that we believe approximates the fair value of our liability in addition to the expected credit loss for the guarantee as described in Note 4 (“Asset Quality“).

Residential Mortgage Banking. At September 30, 2020, the unpaid principal balance outstanding of loans sold by us in this program was $7.6 billion. The maximum potential amount of undiscounted future payments that we could be required to make under this program, as shown in the preceding table, is equal to approximately 30% of the principal balance of loans outstanding at September 30, 2020.

Our liability for estimated repurchase obligations on loans sold, which is included in other liabilities on our balance sheet, was $9 million at September 30, 2020. For more information on our residential mortgages, see Note 8 (“Mortgage Servicing Assets“).

Written put options. At September 30, 2020, our written put options had an average life of three years. These written put options are accounted for as derivatives at fair value, as further discussed in Note 7 (“Derivatives and Hedging Activities”).

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

18. Accumulated Other Comprehensive Income

Our changes in AOCI for the three and nine months ended September 30, 2020, and September 30, 2019, are as follows:

in millions	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative financial instruments	Foreign currency translation adjustment	Net pension and postretirement benefit costs	Total
Balance at December 31, 2019	$115	$250	—	$(339)	$26
Other comprehensive income before reclassification, net of income taxes	530	467	—	(1)	996
Amounts reclassified from AOCI, net of income taxes (a)	(3)	(168)	—	16	(155)
Net current-period other comprehensive income, net of income taxes	527	299	—	15	841
Balance at September 30, 2020	$642	$549	—	$(324)	$867

Balance at June 30, 2020	$650	$613	—	$(327)	$936
Other comprehensive income before reclassification, net of income taxes	(8)	11	—	(1)	2
Amounts reclassified from AOCI, net of income taxes (a)	—	(75)	—	4	(71)
Net current-period other comprehensive income, net of income taxes	(8)	(64)	—	3	(69)
Balance at September 30, 2020	$642	$549	—	$(324)	$867

Balance at December 31, 2018	$(373)	$(50)	$(14)	$(381)	$(818)
Other comprehensive income before reclassification, net of income taxes	579	346	4	12	941
Amounts reclassified from AOCI, net of income taxes (a)	(11)	40	—	7	36
Net current-period other comprehensive income, net of income taxes	568	386	4	19	977
Balance at September 30, 2019	$195	$336	$(10)	$(362)	$159

Balance at June 30, 2019	$102	$268	$(10)	$(362)	$(2)
Other comprehensive income before reclassification, net of income taxes	104	62	—	(2)	164
Amounts reclassified from AOCI, net of income taxes (a)	(11)	6	—	2	(3)
Net current-period other comprehensive income, net of income taxes	93	68	—	—	161
Balance at September 30, 2019	$195	$336	$(10)	$(362)	$159

(a)See table below for details about these reclassifications.

Our reclassifications out of AOCI for the three and nine months ended September 30, 2020, and September 30, 2019, are as follows:

	Three months ended September 30,		Affected Line Item in the Statement Where Net Income is Presented
in millions	2020	2019
Unrealized gains (losses) on available for sale securities
Realized gains	—	15	Other income
Realized losses	—	—	Other income
	—	15	Income (loss) from continuing operations before income taxes
	—	4	Income taxes
	—	11	Income (loss) from continuing operations
Unrealized gains (losses) on derivative financial instruments
Interest rate	$100	$(8)	Interest income — Loans
Interest rate	(1)	(1)	Interest expense — Long-term debt
	99	(9)	Income (loss) from continuing operations before income taxes
	24	(3)	Income taxes
	$75	(6)	Income (loss) from continuing operations
Net pension and postretirement benefit costs
Amortization of losses	$(5)	$(4)	Other expense
Settlement loss	—	—	Other expense
	(5)	(3)	Income (loss) from continuing operations before income taxes
	(1)	(1)	Income taxes
	$(4)	$(2)	Income (loss) from continuing operations

	Nine months ended September 30,		Affected Line Item in the Statement Where Net Income is Presented
in millions	2020	2019
Unrealized gains (losses) on available for sale securities
Realized gains	$4	15	Other income
	4	15	Income (loss) from continuing operations before income taxes
	1	4	Income taxes
	$3	11	Income (loss) from continuing operations
Unrealized gains (losses) on derivative financial instruments
Interest rate	$224	$(51)	Interest income — Loans
Interest rate	(3)	(2)	Interest expense — Long-term debt
	221	(53)	Income (loss) from continuing operations before income taxes
	53	(13)	Income taxes
	$168	(40)	Income (loss) from continuing operations
Net pension and postretirement benefit costs
Amortization of losses	$(13)	$(11)	Other expense
Settlement loss	(8)	—	Other expense
Amortization of unrecognized prior service credit	—	1	Other expense
	(21)	(10)	Income (loss) from continuing operations before income taxes
	(5)	(3)	Income taxes
	$(16)	$(7)	Income (loss) from continuing operations

19. Shareholders' Equity

Comprehensive Capital Plan

Consistent with our 2020 capital plan, the Board declared a quarterly dividend of $.185 per Common Share for the third quarter of 2020. Per our announcement on March 17, 2020, share repurchase activity has been temporarily suspended in response to the COVID-19 pandemic.

Preferred Stock

Preferred stock series	Amount outstanding (in millions)	Shares authorized and outstanding	Par value	Liquidation preference	Ownership interest per depositary share	Liquidation preference per depositary share	Third quarter 2020 dividends paid per depositary share
Fixed-to-Floating Rate Perpetual Noncumulative Series D	$525	21,000	$1	$25,000	1/25th	$1,000	$12.50
Fixed-to-Floating Rate Perpetual Noncumulative Series E	500	500,000	1	1,000	1/40th	25	.382813
Fixed Rate Perpetual Noncumulative Series F	425	425,000	1	1,000	1/40th	25	.353125
Fixed Rate Perpetual Non-Cumulative Series G	450	450,000	1	1,000	1/40th	25	.351563

20. Business Segment Reporting

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

The table below shows selected financial data for our business segments for the three- and nine-month periods ended September 30, 2020, and September 30, 2019.

Three months ended September 30,	Consumer Bank		Commercial Bank		Other		Total Key
dollars in millions	2020	2019	2020	2019	2020	2019	2020	2019
SUMMARY OF OPERATIONS
Net interest income (TE)	$604	$595	$421	$399	$(19)	$(14)	$1,006	$980
Noninterest income	267	238	383	381	31	31	681	650
Total revenue (TE) (a)	871	833	804	780	12	17	1,687	1,630
Provision for credit losses	(16)	48	163	32	13	120	160	200
Depreciation and amortization expense	19	25	35	35	35	38	89	98
Other noninterest expense	552	504	408	343	(12)	(6)	948	841
Income (loss) from continuing operations before income taxes (TE)	316	256	198	370	(24)	(135)	490	491
Allocated income taxes and TE adjustments	75	60	38	69	(47)	(51)	66	78
Income (loss) from continuing operations	241	196	160	301	23	(84)	424	413
Income (loss) from discontinued operations, net of taxes	—	—	—	—	4	3	4	3
Net income (loss)	241	196	160	301	27	(81)	428	416
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	—	—	—
Net income (loss) attributable to Key	$241	$196	$160	$301	$27	$(81)	$428	$416

AVERAGE BALANCES (b)
Loans and leases	$41,471	$32,760	$62,925	$58,215	$523	$981	$104,919	$91,956
Total assets (a)	44,888	36,397	72,613	66,549	51,310	41,212	168,811	144,158
Deposits	83,175	72,995	51,238	36,204	531	1,080	134,944	110,279
OTHER FINANCIAL DATA
Net loan charge-offs (b)	$23	$40	$104	$35	$—	$122	$127	$197
Return on average allocated equity (b)	27.03%	23.22%	12.57%	26.18%	1.00%	(3.62)%	9.51%	9.57%
Return on average allocated equity	27.03	23.22	12.57	26.18	1.18	(3.49)	9.60	9.64
Average full-time equivalent employees (c)	8,350	8,458	2,112	2,226	6,635	6,214	17,097	16,898
(a)Substantially all revenue generated by our major business segments is derived from clients that reside in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software, and goodwill held by our major business segments, are located in the United States.
(b)From continuing operations.
(c)The number of average full-time equivalent employees was not adjusted for discontinued operations.

Nine months ended September 30,	Consumer Bank		Commercial Bank		Other			Total Key
dollars in millions	2020	2019	2020	2019	2020		2019	2020	2019
SUMMARY OF OPERATIONS
Net interest income (TE)	$1,788	$1,780	$1,285	$1,206	$(53)		$(32)	$3,020	$2,954
Noninterest income	745	683	1,007	1,035	98		90	1,850	1,808
Total revenue (TE) (a)	2,533	2,463	2,292	2,241	45		58	4,870	4,762
Provision for credit losses	291	133	696	80	14		123	1,001	336
Depreciation and amortization expense	59	71	108	100	105		112	272	283
Other noninterest expense	1,610	1,547	1,131	1,051	(32)		40	2,709	2,638
Income (loss) from continuing operations before income taxes (TE)	573	712	357	1,010	(42)		(217)	888	1,505
Allocated income taxes and TE adjustments	136	169	32	190	(34)		(96)	134	263
Income (loss) from continuing operations	437	543	325	820	(8)		(121)	754	1,242
Income (loss) from discontinued operations, net of taxes	—	—	—	—	7		6	7	6
Net income (loss)	437	543	325	820	(1)		(115)	761	1,248
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—		—	—	—
Net income (loss) attributable to Key	$437	$543	$325	$820	$(1)	(d)	$(115)	$761	$1,248

AVERAGE BALANCES (b)
Loans and leases	$38,632	$31,993	$63,679	$57,803	$707		$1,009	$103,018	$90,805
Total assets (a)	42,481	35,524	72,988	65,781	44,277		41,014	159,746	142,319
Deposits	78,682	72,201	45,082	35,534	691		1,427	124,455	109,162
OTHER FINANCIAL DATA
Net loan charge-offs (b)	$106	$114	$201	$88	1		124	$308	$326
Return on average allocated equity (b)	16.69%	22.24%	8.93%	24.15%	(.12)%		(1.87)%	5.74%	10.09%
Return on average allocated equity	16.69	22.24	8.93	24.15	(.01)		(1.78)	5.79	10.14
Average full-time equivalent employees (c)	8,198	8,682	2,092	2,285	6,468		6,250	16,758	17,217
(a)Substantially all revenue generated by our major business segments is derived from clients that reside in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software, and goodwill held by our major business segments, are located in the United States.
(b)From continuing operations.
(c)The number of average full-time equivalent employees was not adjusted for discontinued operations.
21. Revenue from Contracts with Customers

The following table represents a disaggregation of revenue from contracts with customers, by business segment, for the three- and nine-month periods ended September 30, 2020, and September 30, 2019.

	Three months ended September 30, 2020			Three months ended September 30, 2019
dollars in millions	Consumer Bank	Commercial Bank	Total Contract Revenue	Consumer Bank	Commercial Bank	Total Contract Revenue
NONINTEREST INCOME
Trust and investment services income	$100	$15	$115	$89	$16	$105
Investment banking and debt placement fees	—	69	69	—	78	78
Services charges on deposit accounts	45	32	77	59	27	86
Cards and payments income	43	69	112	42	27	69
Other noninterest income	3	—	3	3	—	3
Total revenue from contracts with customers	$191	$185	$376	$193	$148	$341

Other noninterest income (a)			$274			$278
Noninterest income from Other(b)			31			31
Total noninterest income			$681			$650

(a)Noninterest income considered earned outside the scope of contracts with customers.
(b)Other includes other segments that consists of corporate treasury, our principal investing unit, and various exit portfolios as well as reconciling items which primarily represents the unallocated portion of nonearning assets of corporate support functions. Charges related to the funding of these assets are part of net interest income and are allocated to the business segments through noninterest expense. Reconciling items also includes intercompany eliminations and certain items that are not allocated to the business segments because they do not reflect their normal operations. Refer to Note 20 (“Business Segment Reporting”) for more information.

	Nine months ended September 30, 2020			Nine months ended September 30, 2019
dollars in millions	Consumer Bank	Commercial Bank	Total Contract Revenue	Consumer Bank	Commercial Bank	Total Contract Revenue
NONINTEREST INCOME
Trust and investment services income	$279	$49	$328	$265	$48	$313
Investment banking and debt placement fees	—	176	176	—	188	188
Services charges on deposit accounts	138	91	229	169	82	251
Cards and payments income	118	147	265	123	81	204
Other noninterest income	7	—	7	10	—	10
Total revenue from contracts with customers	$542	$463	$1,005	$567	$399	$966

Other noninterest income (a)			$747			$752
Noninterest income from Other(b)			98			90
Total noninterest income			$1,850			$1,808

(a)Noninterest income considered earned outside the scope of contracts with customers.
(b)Other includes other segments that consists of corporate treasury, our principal investing unit, and various exit portfolios as well as reconciling items which primarily represents the unallocated portion of nonearning assets of corporate support functions. Charges related to the funding of these assets are part of net interest income and are allocated to the business segments through noninterest expense. Reconciling items also includes intercompany eliminations and certain items that are not allocated to the business segments because they do not reflect their normal operations. Refer to Note 20 (“Business Segment Reporting”) for more information.

We had no material contract assets or contract liabilities as of September 30, 2020, and September 30, 2019.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of KeyCorp

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of KeyCorp as of September 30, 2020, the related consolidated statements of income, comprehensive income, changes in equity for the three- and nine-month periods ended September 30, 2020 and September 30, 2019, the related consolidated statements of cash flows for the nine-month periods ended September 30, 2020 and 2019, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
November 3, 2020

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

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

The information presented in the Legal Proceedings section of Note 17 (“Contingent Liabilities and Guarantees”) of the Notes to Consolidated Financial Statements (Unaudited) is incorporated herein by reference.

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

Item 1A.     Risk Factors

For a discussion of certain risk factors affecting us, see the section titled “Supervision and Regulation” in Part I, Item 1. Business, on pages 10-23 of our 2019 Form 10-K; Part I, Item 1A. Risk Factors, on pages 23-33 of our 2019 Form 10-K; the sections titled “Supervision and regulation” and “Strategic developments” in this Form 10-Q; and our disclosure regarding forward-looking statements in this Form 10-Q. In addition, see the additional risk factors set forth in Part II, Item 1A. Risk Factors, on pages 97-99 of our First Quarter 2020 Form 10-Q for disclosure of new risk factors that have become applicable due to COVID-19 since the filing of our 2019 Form 10-K. In those risk factors in our First Quarter 2020 Form 10-Q, we disclosed that the COVID-19 global pandemic has resulted in increased operational risks. In addition to the cybercrime and fraud risks noted in that risk factor, cybercriminals have found new means of stealing personal identities and exploiting stolen identities during the pandemic. The risk factor set forth below represents an additional risk factor for Operational Risk that has become applicable since the filing of our 2019 Form 10-K.

Our participation in the Paycheck Protection Program may subject us to increased regulatory scrutiny or litigation and could result in damage to our reputation.

We provided $8 billion in funding and were the seventh overall lender in the PPP. The PPP and many lenders that participated in the PPP have been the subject of much publicity and regular media stories. There have been lawsuits by borrowers and purported agents against lenders related to the program, and we have been the subject of litigation related to the PPP. Although such litigation has not been material to date, our participation in the program could result in increased exposure to litigation in the future. In addition, our practices and procedures related to the PPP could be scrutinized by government or regulatory agencies. Government or regulatory scrutiny or increased litigation could result in financial liability or damage to our reputation. This could also result in increased legal and compliance costs.

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

Per our announcement on March 17, 2020, share repurchase activity has been temporarily suspended in response to the COVID-19 pandemic.

The following table summarizes our repurchases of our Common Shares for the three months ended September 30, 2020.

Calendar month	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased as part of publicly announced plans or programs (b)
July 1 - 31	300	13.35	300	29,845,676
August 1 - 31	(362)	21.54	(362)	29,095,322
September 1 - 30	1,037	12.53	1,037	30,045,380
Total	975	9.44	975

(a)Includes Common Shares deemed surrendered by employees in connection with our stock compensation and benefit plans to satisfy tax obligations.
(b)Calculated using the remaining general repurchase amount divided by the closing price of KeyCorp Common Shares as follows: on July 31, 2020, at $12.01; on August 31, 2020, at $12.32; and on September 30, 2020, at $11.93.

Item 6. Exhibits

10	KeyCorp Directors’ Deferred Share Sub-Plan (effective September 16, 2020).
15	Acknowledgment of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101	The following materials from KeyCorp’s Form 10-Q Report for the quarterly period ended September 30, 2020, formatted in inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income; (iii) the Consolidated Statements of Changes in Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.
104	The cover page from KeyCorp’s Form 10-Q for the quarterly period ended September 30, 2020, formatted in inline XBRL (contained in Exhibit 101).

*	Furnished herewith.

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

KEYCORP
(Registrant)

Date: November 3, 2020	/s/ Douglas M. Schosser
By: Douglas M. Schosser
Chief Accounting Officer (Principal Accounting Officer)