Form 10-K
period 2020-12-31
KEYCORP /NEW/
filed 2021-02-22
CIK 91576

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicated by check mark whether the registrant has filed a report on and attestation of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of voting stock held by nonaffiliates of the Registrant was $11,887,028,662 (based on the June 30, 2020, closing price of KeyCorp Common Shares of $12.18 as reported on the New York Stock Exchange). As of February 17, 2021, there were 968,815,152 Common Shares outstanding.
Certain specifically designated portions of KeyCorp’s definitive Proxy Statement for its 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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
•declining asset prices;
•deterioration of asset quality and an increase in credit losses due to the COVID-19 global pandemic;
•the decline in oil prices;
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
•the occurrence of natural or man-made disasters, global pandemics, conflicts, or terrorist attacks, or other adverse external events;
•increased operational risks resulting from the COVID-19 global pandemic;
•our participation in the Paycheck Protection Program;
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
•uncertainty in markets due to the COVID-19 global pandemic;
•a worsening of the U.S. economy due to financial, political or other shocks;
•our ability to anticipate interest rate changes and manage interest rate risk;
•uncertainty surrounding the transition from LIBOR to an alternate reference rate;
•deterioration of economic conditions in the geographic regions where we operate;
•the soundness of other financial institutions;
•economic disruption related to interest rate risk and market risk due to the COVID-19 global pandemic;
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

•We use the phrase continuing operations in this document to mean all of our businesses other than our government-guaranteed and private education lending business. The government-guaranteed and private education lending business and Austin have been accounted for as discontinued operations since 2009.
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
ARRC: Alternative Reference Rates Committee.
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
DCF: Discounted cash flow.
DIF: Deposit Insurance Fund of the FDIC.
Dodd-Frank Act: Dodd-Frank Wall Street Reform and
Consumer Protection Act of 2010.
EAD: Exposure at default.
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
HTC: Historic tax credit.
IRS: Internal Revenue Service.
ISDA: International Swaps and Derivatives Association.
KBCM: KeyBanc Capital Markets, Inc.
KCC: Key Capital Corporation.
KCDC: Key Community Development Corporation.
KEF: Key Equipment Finance.
KIBS: Key Insurance & Benefits Services, Inc.
LCR: Liquidity coverage ratio.
LGD: Loss given default.
LIBOR: London Interbank Offered Rate.
LIHTC: Low-income housing tax credit.
LTV: Loan-to-value.
Moody’s: Moody’s Investor Services, Inc.
MRM: Market Risk Management group.
MRC: Market Risk Committee.
N/A: Not applicable.
Nasdaq: The Nasdaq Stock Market LLC.
NAV: Net asset value.
NFA: National Futures Association.
N/M: Not meaningful.
NMTC: New market tax credit.
NOW: Negotiable Order of Withdrawal.
NPR: Notice of proposed rulemaking.
NYSE: New York Stock Exchange.
OCC: Office of the Comptroller of the Currency.
OCI: Other comprehensive income (loss).
OREO: Other real estate owned.
PBO: Projected benefit obligation.
PCCR: Purchased credit card relationship.
PCD: Purchased credit deteriorated.
PD: Probability of default.
PPP: Paycheck Protection Program.
S&P: Standard and Poor’s Ratings Services, a Division of The McGraw-Hill Companies, Inc.
SEC: U.S. Securities & Exchange Commission.
SIFIs: Systemically important financial institutions, including large, interconnected BHCs and nonbank financial companies designated by FSOC for supervision by the Federal Reserve.
SOFR: Secured Overnight Financing Rate.
TCJ Act: Tax Cuts and Jobs Act.
TDR: Troubled debt restructuring.
TE: Taxable-equivalent.
U.S. Treasury: United States Department of the Treasury.
VaR: Value at risk.
VEBA: Voluntary Employee Beneficiary Association.
VIE: Variable interest entity.

KEYCORP
2020 FORM 10-K ANNUAL REPORT

PART I
ITEM 1. BUSINESS

Overview

KeyCorp, organized in 1958 under the laws of the State of Ohio, is headquartered in Cleveland, Ohio. We are a BHC under the BHCA and one of the nation’s largest bank-based financial services companies, with consolidated total assets of approximately $170.3 billion at December 31, 2020. KeyCorp is the parent holding company for KeyBank National Association, its principal subsidiary, through which most of our banking services are provided. Through KeyBank and certain other subsidiaries, we provide a wide range of retail and commercial banking, commercial leasing, investment management, consumer finance, student loan refinancing, commercial mortgage servicing and special servicing, and investment banking products and services to individual, corporate, and institutional clients through two major business segments: Consumer Bank and Commercial Bank.

As of December 31, 2020, these services were provided across the country through KeyBank’s 1,073 full-service retail banking branches and a network of 1,386 ATMs in 15 states, as well as additional offices, online and mobile banking capabilities, and a telephone banking call center. Additional information pertaining to our two business segments is included in the “Business Segment Results” section in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report, and in Note 25 (“Business Segment Reporting”) of the Notes to Consolidated Financial Statements presented in Item 8. Financial Statements and Supplementary Data, which are incorporated herein by reference.

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

The Consumer Bank serves individuals and small businesses throughout our 15-state branch footprint and through our Laurel Road digital lending business by offering a variety of deposit and investment products, personal finance and financial wellness services, lending, student loan refinancing, mortgage and home equity, credit card, treasury services, and business advisory services. In addition, wealth management and investment services are offered to assist non-profit and high-net-worth clients with their banking, trust, portfolio management, charitable giving, and related needs.

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

Our executive offices are located at 127 Public Square, Cleveland, Ohio 44114-1306, and our telephone number is (216) 689-3000. Our website is www.key.com, and the investor relations section of our website may be reached through www.key.com/ir. We make available free of charge, on or through the investor relations section of our website, annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website, and available in print upon request from any shareholder to our Investor Relations Department, are the charters for our Technology Committee, Audit Committee, Compensation and Organization Committee, Executive Committee, Nominating and Corporate Governance Committee, and Risk Committee; our Corporate Governance Guidelines; the Code of Business Conduct and Ethics for our directors, officers, and employees; our Standards for Determining Independence of Directors; our policy for Review of Transactions Between KeyCorp and Its Directors, Executive Officers and Other Related Persons; our Statement of Political Activity; and our Corporate Responsibility Report. Within the time period required by the SEC and the NYSE, we will post on our website any amendment to the Code of Ethics and any waiver applicable to any senior executive officer or director. We also make available a summary of filings made with the SEC of statements of beneficial ownership of our equity securities filed by our directors and officers under Section 16 of the Exchange Act. The “Regulatory Disclosures & Filings” section under the “Financials” tab of the investor relations section of our website includes public disclosures concerning our historic annual and mid-year stress-testing activities under the Dodd-Frank Act and our quarterly regulatory capital disclosures under the third pillar of Basel III.

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

Human Capital

Engaging a diverse and talented team is a top strategic priority for Key. Our human capital management strategy includes recruiting, developing, and retaining top talent, rewarding and recognizing our employees based on performance, discouraging imprudent risk-taking, cultivating a fair and inclusive culture, and delivering strong returns to our shareholders. As part of our focus on balancing risk and reward, we carefully design our compensation programs to align with the guidance of our regulators and regularly monitor the programs to remain within our risk tolerances. All incentives paid to our employees are subject to a robust risk adjustment process that begins before grant and extends beyond payment.

Key had an average of 16,826 full time equivalent employees in 2020. As of December 31, 2020, our employee count by region was approximately:

Region	Employee Count
New England Region	417
East Region	2,479
Upstate New York Region	2,773
Northeast Ohio/Western Pennsylvania Region	6,128
Great Lakes Region	1,287
Rocky Mountain Region	1,182
Pacific Region	1,906
Corporate Offices (Out of Footprint)	1,613

Key’s purpose is to help our clients, colleagues, and communities thrive. We remain committed to attracting a talented and diverse workforce and supplier base that represents the clients and communities we serve. In 2020, we placed an emphasis on increasing minority representation in management and leadership roles, expanding our overall recruiting focus, developing diverse candidate slates and pipelines, increasing supplier diversity, and leveraging our existing employee resource groups to strengthen both engagement and inclusion.

As of December 31, 2020, our overall workforce was 59% female, 79% White, 8% Black/African American, 6% Hispanic/Latino, 5% Asian and 2% other. Our Board of Directors is 47% diverse (5 women and 2 minorities out of 15 total Directors) and our Executive Leadership Team is 23% diverse (3 women out of 13 total executives).

For more information about our diversity and inclusion efforts, a more detailed breakdown of employee diversity by EEO-1 categories, and information about how we work every day and in every way to help our clients, colleagues, and communities thrive, please see our website and our Corporate Responsibility Report at www.investor.key.com/esg-information/corporate-responsibility/.

Information About Our Executive Officers

KeyCorp’s executive officers are principally responsible for making policy for KeyCorp, subject to the supervision and direction of the Board. All executive officers are subject to annual election at the annual organizational meeting of the Board held each May.

Set forth below are the names and ages of the executive officers of KeyCorp as of December 31, 2020, the positions held by each at KeyCorp during the past five years, and the year each first became an executive officer of KeyCorp. As previously disclosed on Form 8-K, Beth Mooney retired as Chairman and Chief Executive Officer on May 1, 2020. On December 28, 2020, Craig Beazer resigned as KeyCorp’s General Counsel and Secretary and that position remained vacant as of December 31, 2020. Because Mark Midkiff has been employed at KeyCorp for less than five years, information is being provided concerning his prior business experience. There are no family relationships among the directors or the executive officers, and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected.

Victor B. Alexander (41) - Mr. Alexander has been KeyCorp’s Head of Consumer Bank and an executive officer of KeyCorp since January 2020. Prior to that time, he served as the Head of Home Lending from October 2018 to January 2020, Treasurer from July 2017 to October 2018, and Merger Integration Executive from December 2015 to June 2017.

Amy G. Brady (54) - Ms. Brady is KeyCorp’s Chief Information Officer, serving in that role since May 2012. Ms. Brady has been an executive officer of KeyCorp since she joined in 2012. She has been a director of DuPont de Nemours, Inc., a multi-industry specialty solutions company, since 2019.

Trina M. Evans (56) - Ms. Evans has been the Director of Corporate Center for KeyCorp since August 2012. Prior to this role, Ms. Evans was the Chief Administrative Officer for Key Community Bank and the Director of Client Experience for KeyBank. During her career with KeyCorp, she has served in a variety of senior management roles associated with the call center, internet banking, retail banking, distribution management and information technology. She became an executive officer of KeyCorp in March 2013.

Brian L. Fishel (55) - Mr. Fishel became the Chief Human Resources Officer and an executive officer of KeyCorp in May 2018. From 2013 to 2018, he served as the Director of Talent Management for KeyCorp.

Christopher M. Gorman (60) - Mr. Gorman has been Chairman, Chief Executive Officer, and President of KeyCorp since May 1, 2020. Mr. Gorman previously served as President and Chief Operating Officer from September 2019 to May 2020 and President of Banking and Vice Chairman from 2017 to September 2019. From 2016 to 2017, he served as Merger Integration Executive responsible for leading the integration efforts related to KeyCorp’s merger with First Niagara. Prior to that, Mr. Gorman was the President of Key Corporate Bank from 2010 to 2016. He became an executive officer of KeyCorp in 2010.

Clark H.I. Khayat (49) - Mr. Khayat rejoined KeyCorp as Chief Strategy Officer in January 2018. Mr. Khayat previously served as an Executive Vice President and Head of Key’s Enterprise Commercial Payments group from April 2014 to June 2016. He became an executive officer of KeyCorp in September 2018.

Donald R. Kimble (60) - Mr. Kimble has been the Chief Financial Officer of KeyCorp since June 2013. In 2017, Mr. Kimble was also named Vice Chairman. In January 2020, Mr. Kimble was also appointed Chief Administrative Officer. Mr. Kimble became an executive officer upon joining KeyCorp in June 2013.

Angela G. Mago (55) - Ms. Mago is the Head of Commercial Bank. She previously served as Co-Head of Key Corporate Bank from 2016 to May 2019. She also serves as Head of Real Estate Capital for Key, a role she has held since 2014. She became an executive officer of KeyCorp in 2016.

Mark W. Midkiff (58) - Mr. Midkiff became Chief Risk Officer and an executive officer of KeyCorp in January 2018. Prior to joining KeyCorp, Mr. Midkiff served as the Deputy Chief Credit Officer of BB&T from May 2017 to December 2017. He served as Chief Risk Officer of GE Capital from May 2015 to January 2017.

Andrew J. Paine III (51) - Mr. Paine is the Head of Institutional Bank. He previously served as Co-Head of Key Corporate Bank from 2016 to May 2019. He also serves as President of KeyBanc Capital Markets Inc., a role he has held since 2013. He became an executive officer of KeyCorp in 2016.

Kevin T. Ryan (59) - Mr. Ryan has been the Chief Risk Review Officer and General Auditor of KeyCorp since 2007. He became an executive officer of KeyCorp in 2016.

Douglas M. Schosser (50) - Mr. Schosser has been the Chief Accounting Officer and an executive officer of KeyCorp since May 2015.

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

As a FHC, KeyCorp is subject to regulation, supervision, and examination by the Federal Reserve under the BHCA. Our national bank subsidiaries and their subsidiaries are subject to regulation, supervision, and examination by the OCC. At December 31, 2020, we operated one full-service, FDIC-insured national bank subsidiary, KeyBank, and one national bank subsidiary that is limited to fiduciary activities. The FDIC also has certain, more limited regulatory, supervisory, and examination authority over KeyBank and KeyCorp under the FDIA and the Dodd-Frank Act.
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

In July 2013, the U.S. banking agencies adopted a final rule to implement Basel III with an effective date of January 1, 2015, and a multi-year transition period (“Regulatory Capital Rules”). As of April 1, 2020, the Regulatory Capital Rules are fully phased-in for Key. Consistent with the international framework, the Regulatory Capital Rules further restrict the type of instruments that may be recognized in tier 1 and tier 2 capital (including the phase out of trust preferred securities from tier 1 capital for BHCs above a certain asset threshold, like KeyCorp); establish a minimum Common Equity Tier 1 capital ratio requirement of 4.5% and capital buffers to absorb losses during periods of financial stress while allowing an institution to provide credit intermediation as it would during a normal economic environment; and refine several of the methodologies used for determining risk-weighted assets. The Regulatory Capital Rules provide additional requirements for large banking organizations with over $250 billion in total consolidated assets or $10 billion in foreign exposure, but those additional requirements do not apply to KeyCorp or KeyBank. Accordingly, for purposes of the Regulatory Capital Rules, KeyCorp and KeyBank are treated as “standardized approach” banking organizations.
Under the Regulatory Capital Rules, standardized approach banking organizations, such as KeyCorp and KeyBank, are required to meet the minimum capital and leverage ratios set forth in the following table. At December 31, 2020, KeyCorp’s ratios under the fully phased-in Regulatory Capital Rules are set forth in the following table.
Minimum Capital Ratios and KeyCorp Ratios Under
Regulatory Capital Rules

Ratios (including stress capital buffer)	Regulatory Minimum Requirement	Stress Capital Buffer (b)	Regulatory Minimum With Stress Capital Buffer	KeyCorp December 31, 2020 (c)
Common Equity Tier 1	4.50%	2.50%	7.00%	9.73%
Tier 1 Capital	6.00	2.50	8.50	11.11
Total Capital	8.00	2.50	10.50	13.40
Leverage (a)	4.00	N/A	4.00	8.94
(a)As a standardized approach banking organization, KeyCorp is not subject to the 3% supplemental leverage ratio requirement, which became effective January 1, 2018.
(b)Stress Capital buffer must consist of Common Equity Tier 1 capital. As a standardized approach banking organization, KeyCorp is not subject to the countercyclical capital buffer of up to 2.5% imposed upon an advanced approaches banking organization under the Regulatory Capital Rules.
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
(b)As a standardized approach banking organization, KeyBank is not subject to the 3% supplemental leverage ratio requirement, which became effective January 1, 2018.
We believe that, as of December 31, 2020, KeyBank (consolidated) satisfied the risk-based and leverage capital requirements necessary to be considered “well capitalized” for purposes of the revised prompt corrective action framework. However, investors should not regard this determination as a representation of the overall financial condition or prospects of KeyBank because the prompt corrective action framework is intended to serve a limited supervisory function. Moreover, it is important to note that the prompt corrective action framework does not apply to BHCs, like KeyCorp.

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

On July 9, 2019, the federal banking agencies issued a final rule to simplify certain aspects of the Regulatory Capital Rules for standardized approach banking organizations, including Key. The final rule simplifies, for these banking organizations, the regulatory capital requirements for mortgage servicing assets, certain deferred tax assets arising from temporary differences, and investments in the capital of unconsolidated financial institutions. The final rule replaces multiple deduction thresholds with a single 25% deduction threshold for each of these categories and requires that a 250% risk weight be applied to mortgage servicing assets and deferred tax assets that are not deducted from capital. The final rule also simplifies the calculation of the amount of capital issued by a consolidated subsidiary of a banking organization and held by third parties that is includable in regulatory capital. In addition, the final rule makes certain technical amendments to the Regulatory Capital Rules that are applicable to standardized approach banking organizations as well as advanced approaches banking organizations. The final rule provided an effective date of October 1, 2019, for the technical amendments and an effective date of April 1, 2020, for the simplification changes. On November 13, 2019, the federal banking agencies published an amendment to the final rule to provide standardized approach banking organizations with the option to implement the simplification changes on either January 1, 2020, or April 1, 2020. We chose to implement the simplification changes on April 1, 2020.

In November 2019, the federal banking agencies adopted a final rule to amend the Regulatory Capital Rules by revising the definition of a high volatility commercial real estate (“HVCRE”) exposure. HVCRE exposures are subject to a heightened risk weight under the Regulatory Capital Rules. The final rule, which became effective on April 1, 2020, conforms the HVCRE definition to statutory changes enacted in May 2018. The final rule also clarifies the treatment under the revised HVCRE definition of credit facilities that finance one-to-four family residential properties as well as credit facilities that finance the development of land.

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

On October 20, 2020, the federal banking agencies adopted a final rule to implement the Basel III NSFR for U.S. banking organizations. The NSFR final rule, which is effective on July 1, 2021, requires certain banking organizations with more than $100 billion in total assets to maintain minimum amounts of stable funding to support their assets, commitments, and derivatives exposures over a one-year time horizon. The final NSFR rule tailors the application of the NSFR requirement to large banking organizations in each of the four risk-based categories of institutions established by the Tailoring Rules. Key is a Category IV firm. Category IV firms with average weighted short-term wholesale funding of less than $50 billion will not be subject to an NSFR requirement. Key believes that it does not meet the $50 billion threshold and that it will not be subject to an NSFR requirement.

Capital planning and stress testing

The Federal Reserve’s capital plan rule requires each U.S.-domiciled, top-tier BHC with total consolidated assets of at least $100 billion (like KeyCorp) to develop and maintain a written capital plan supported by a robust internal capital adequacy process. The capital plan must be submitted to the Federal Reserve for supervisory review in connection with the BHC’s CCAR (described below). The supervisory review includes an assessment of many factors, including KeyCorp’s ability to maintain capital above each minimum regulatory capital ratio on a pro forma basis under expected and stressful conditions throughout the planning horizon.

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

The Federal Reserve conducted a supervisory stress test on KeyCorp, pursuant to which the Federal Reserve projects revenue, expenses, losses, and resulting post-stress capital levels and regulatory capital ratios under conditions that affect the U.S. economy or the financial condition of KeyCorp, including supervisory baseline and severely adverse scenarios (and through 2018, an adverse scenario), that are determined by the Federal Reserve. KeyCorp and KeyBank have also been required to conduct their own company-run stress tests to assess the impact of stress scenarios (including supervisor-provided baseline, adverse, and severely adverse scenarios and, for KeyCorp, one KeyCorp-defined baseline scenario and at least one KeyCorp-defined stress scenario) on their consolidated earnings, losses, and capital over a nine-quarter planning horizon, taking into account their current condition, risks, exposures, strategies, and activities. While KeyBank has only had to conduct an annual stress test, KeyCorp has had to conduct both an annual and a mid-cycle stress test. KeyCorp and KeyBank have been required to report the results of their annual stress tests to the Federal Reserve and the OCC. KeyCorp has been required to report the results of its mid-cycle stress test to the Federal Reserve. Summaries of the results of these company-run stress tests have been disclosed under the “Regulatory Disclosures & Filings” section of the “Financials” tab of Key’s Investor Relations website: http://www.key.com/ir.

One of the Tailoring Rules issued by the Federal Reserve in October 2019 to implement EGRRCPA changes the stress testing requirements applicable to BHCs that are Category IV Firms (like KeyCorp). Under this rule, Category IV Firms will no longer be required to conduct and publicly disclose the results of company-run stress tests and will be subject to a supervisory stress test conducted by the Federal Reserve every other year rather than every year as has been the case. In 2020, KeyCorp was required to participate in the Federal Reserve’s CCAR process and was subject to a supervisory stress test conducted by the Federal Reserve.

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

In April 2020, we submitted our 2020 capital plan to the Federal Reserve under the Federal Reserve’s CCAR process. On June 25, 2020, the Federal Reserve publicly announced the results of its CCAR process and the supervisory stress test that it conducted of 33 BHCs having more than $100 billion in total consolidated assets (including KeyCorp). The Federal Reserve indicated that it planned to use the results of this stress test to set the new stress capital buffer requirement for these firms, which would take effect in the fourth quarter of 2020. The Federal Reserve also announced the results of a sensitivity analysis it conducted to assess the resiliency of these firms under three hypothetical downside scenarios which could result from the COVID-19 disruptions.

Because of the results of its sensitivity analysis, the Federal Reserve decided to take certain actions to require large banking organizations to preserve capital and re-evaluate their capital plans. Specifically, the Federal Reserve stated that it was requiring each firm subject to its capital plan rule to update and resubmit its capital plan to the appropriate Reserve Bank within 45 days after the Federal Reserve provides updated scenarios. The Federal Reserve further indicated that for the third quarter of 2020, these firms were prohibited from (i) making share repurchases (other than share repurchases relating to issuances of common stock for employee stock ownership plans); and (ii) paying common stock dividends that exceed the amount paid in the second quarter of 2020 or exceed an amount equal to the average of the firm’s net income for the four preceding calendar quarters unless otherwise specified by the Federal Reserve. The Federal Reserve said that it may extend these restrictions quarter-by-quarter depending upon the economic circumstances.

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

On September 17, 2020, the Federal Reserve announced three supervisory scenarios (baseline, severely adverse, and alternative severe) that firms subject to the Federal Reserve’s capital plan rule must use in preparing their updated 2020 capital plan resubmissions and that the Federal Reserve would use in conducting its updated stress analyses of these firms. The Federal Reserve stated that it planned to release firm-specific results from the firms’ performance under these scenarios by the end of 2020.

Due to the continued economic uncertainty caused by the pandemic, the Federal Reserve announced on September 30, 2020, that it was extending for an additional quarter certain measures to ensure that large banking organizations maintain a high level of capital resilience. Specifically, the Federal Reserve stated that banking organizations with more than $100 billion in total assets would be subject to the same prohibition on share repurchases and limitation on dividend payments for the fourth quarter of 2020 that they were subject to for the third quarter of 2020.

On December 18, 2020, the Federal Reserve announced the results of the second round of stress tests for 2020 that it conducted on large banking organizations (including KeyCorp). The Federal Reserve indicated that, in the aggregate, capital ratios for the 33 firms subject to the stress tests remained well above their required minimum levels throughout the projection horizon under both the severely adverse and alternative severe scenarios. However, the Federal Reserve stated that because of the ongoing economic uncertainty, it was extending its limits on capital distributions by these banking organizations into the first quarter of 2021, with certain modifications. The Federal Reserve said that these firms (including KeyCorp) (1) are prohibited from increasing their common stock dividends to an amount greater than the amount paid in the second quarter of 2020 and (2) are prohibited from paying common stock dividends and making share repurchases that, in the aggregate, exceed an amount equal to the average of the firm’s net income for the four preceding calendar quarters. The Federal Reserve further indicated that it may extend these restrictions beyond the first quarter of 2021 and that it was extending the time period to notify firms whether their stress capital buffer requirements will be recalculated until March 31, 2021.

On January 19, 2021, the Federal Reserve issued a final rule to make conforming changes to the capital planning, regulatory reporting, and stress capital buffer requirements for firms subject to Category IV standards (including KeyCorp) to make these requirements consistent with the tailored regulatory framework for large banking organizations that the Federal Reserve adopted in an October 2019 rulemaking. The final rule revises the elements of the capital plan that Category IV firms are required to submit to the Federal Reserve and makes related changes to regulatory reporting requirements. Also, the final rule updates the frequency for calculating the stress capital buffer for these firms. In addition, the final rule makes certain clarifying changes to the stress testing rules applicable to all large banking organizations.

Dividend restrictions

Federal law and regulation impose limitations on the payment of dividends by our national bank subsidiaries, like KeyBank. Historically, dividends paid by KeyBank have been an important source of cash flow for KeyCorp to pay dividends on its equity securities and interest on its debt. Dividends by our national bank subsidiaries are limited to the lesser of the amounts calculated under an earnings retention test and an undivided profits test. Under the earnings retention test, without the prior approval of the OCC, a dividend may not be paid if the total of all dividends declared by a bank in any calendar year is in excess of the current year’s net income combined with the retained net income of the two preceding years. Under the undivided profits test, a dividend may not be paid in excess of a bank’s undivided profits. Moreover, under the FDIA, an insured depository institution may not pay a dividend if the payment would cause it to be less than “adequately capitalized” under the prompt corrective action framework or if the institution is in default in the payment of an assessment due to the FDIC. Similarly, under the Regulatory Capital Rules, a banking organization that fails to satisfy the minimum capital conservation buffer requirement will be subject to certain limitations, which include restrictions on capital distributions. Large banking organizations are subject to additional restrictions on capital distributions imposed by the Federal Reserve because of economic uncertainty caused by the COVID-19 pandemic. For more information on these restrictions, please see the section above entitled “Regulatory capital requirements - Capital planning and stress testing” and for more information about the payment of dividends by KeyBank to KeyCorp, please see Note 3 (“Restrictions on Cash, Dividends, and Lending Activities”) in this report.

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

In October 2019, the Federal Reserve and FDIC adopted a final rule to modify the resolution planning requirements applicable to large BHCs. Under this final rule, BHCs with less than $250 billion in total consolidated assets will no longer be required to submit a resolution plan unless they have $75 billion or more in certain risk-based indicators. Under this final rule, KeyCorp is no longer subject to resolution planning requirements.

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

On January 19, 2021, the FDIC issued a statement announcing that it will resume requiring insured depository institutions with $100 billion or more in assets to submit resolution plans. The FDIC said that it intends to streamline resolution plan content requirements and emphasize periodic engagement with firms regarding resolution planning issues. The FDIC further indicated that no firm will be required to submit a plan without at least twelve months advance notice being provided to the firm.

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

Key does not anticipate that the proprietary trading restrictions in the Volcker Rule will have a material impact on its business, but it may be required to divest certain fund investments as discussed in more detail in Note 6 (“Fair Value Measurements”) in Item 8 of this report. On January 13, 2017, Key filed for an additional extension for illiquid funds, to retain certain indirect investments until the earlier of the date on which the investments are conformed or are expected to mature or July 21, 2022. The application for an extension was approved on February 14, 2017. As of December 31, 2020, we have not committed to a plan to sell these investments. Therefore, these investments continue to be valued using the net asset value per share methodology.

On October 8, 2019, five federal agencies announced their adoption of a final rule to simplify and tailor requirements relating to the Volcker Rule. Among other things, the final rule (i) revises the definition of certain terms relevant in determining the scope of the Volcker Rule; (ii) modifies the eligibility criteria for a banking entity to be able to rely on certain exemptions and exclusions from the proprietary trading and covered fund prohibitions; (iii) adds additional proprietary trading exclusions; and (iv) tailors the rule’s compliance requirements based on the size of a firm’s trading assets and liabilities. Under the final rule, a banking entity is subject to the most stringent compliance requirements if it has “significant” trading assets and liabilities, that is, total consolidated trading assets and liabilities of at least $20 billion. A banking entity with total consolidated trading assets and liabilities between $1 billion and $20 billion is regarded as having “moderate” trading assets and liabilities and is subject to a requirement to have a simplified compliance program that must be appropriate given that banking entity’s activities, size, scope, and complexity. A presumption of compliance applies to a banking entity with “limited” trading assets and liabilities, that is, total consolidated trading assets and liabilities of less than $1 billion. The final rule rule became effective on January 1, 2020, and the compliance date was January 1, 2021. Key believes that it will be regarded as having “moderate” trading assets and liabilities as calculated under the final rule. We do not expect the final rule to have a material impact on Key.

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

Supervision and governance

On November 2, 2018, the Federal Reserve announced that it is adopting a new supervisory rating system for large financial institutions, including BHCs with total consolidated assets of $100 billion or more (like KeyCorp) (“LFI Rating System”), in order to align the Federal Reserve’s rating system with the post-crisis supervisory programs for these firms. The LFI Rating System will provide a supervisory evaluation of whether an institution possesses sufficient operational strength and resilience to maintain safe and sound operations through a range of conditions and will assess an institution’s capital planning and positions, liquidity risk management and positions, and governance and controls. Institutions subject to the LFI Rating System will be rated using the following scale: Broadly Meets Expectations, Conditionally Meets Expectations, Deficient-1, and Deficient-2, with the Conditionally Meets Expectations rating intended to be used as a transitory rating to allow an institution time to remediate a concern identified during the supervisory evaluation. The Federal Reserve assigned initial ratings under the LFI Rating System in 2019 to institutions that are subject to the Large Institution Supervision Coordinating Committee framework (excluding KeyCorp) and assigned initial ratings in 2020 for all other large financial institutions subject to this rating system (including KeyCorp).

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

On May 20, 2020, the OCC issued a final rule to revise the agency’s CRA regulation to strengthen and modernize the framework by which the OCC assesses a bank’s CRA performance. The OCC stated that it was doing so in order to make the CRA regulatory framework more objective, transparent, consistent in application, and reflective of changes in banking and thereby better achieve the statutory purpose of encouraging banks to serve the needs of their communities, particularly LMI neighborhoods and other communities that have been underserved. The final rule (i) clarifies and expands the activities that qualify for CRA credit; (ii) updates the definition of the assessment areas where activities are evaluated for CRA purposes; (iii) creates a more consistent and objective method for evaluating CRA performance; and (iv) provides for more timely and transparent CRA-related data collection, recordkeeping, and reporting. The OCC indicated that it was deferring to a future rulemaking the decision for how to calibrate the thresholds, benchmarks, and minimums used in the rule to determine the level of performance necessary for a bank to achieve a specific performance rating. The final rule became effective on October 1, 2020. Large national banks, like KeyBank, are required to comply with the rule by January 1, 2023.

On September 21, 2020, the Federal Reserve issued an Advance Notice of Proposed Rulemaking (“ANPR”) requesting public comment on ways to modernize CRA regulations by strengthening, clarifying, and tailoring them to reflect the current banking landscape and better achieve the core purpose of the CRA. The ANPR seeks public feedback on ways to evaluate how banks meet the needs of LMI communities and address inequities in credit access. When it issued the ANPR, the Federal Reserve said that it hoped the ANPR would provide a foundation for the federal banking agencies to come together on a consistent approach to CRA regulation that has broad support among all stakeholders. Comments are due by February 16, 2021. If the federal banking agencies agree on a consistent approach to revising their CRA regulations, KeyBank will be required to comply with the revised regulations.

On November 24, 2020, the OCC requested public comment on an NPR setting forth the OCC’s proposed approach for determining the benchmarks, thresholds, and minimums that would be used in assessing a bank’s performance under the general performance standards contained in the OCC’s 2020 final CRA rule. The proposal also explains how the OCC would assess a significant decline in a bank’s CRA activities following the initial establishment of the benchmarks, thresholds, and minimums. Further, the proposal would make clarifying and technical amendments to the 2020 final CRA rule. Comments on the NPR are due by February 2, 2021. On December 15, 2020, the OCC published a notice requesting comment on an information collection survey that the OCC would require banks subject to the CRA general performance standards to complete. The OCC said that it intends to use the bank-specific data that it collects from this survey to set the benchmarks, thresholds, and minimums that will correspond to the presumptive ratings under the CRA rule. Comments on this notice are due by February 16, 2021.
Control standards

On January 30, 2020, the Federal Reserve adopted a final rule setting forth a new, comprehensive framework for determining control under the BHCA and the Home Owners’ Loan Act. The final rule simplifies and provides greater transparency regarding the standards used by the Federal Reserve to determine whether one company has control over another company. The final rule codifies existing Federal Reserve precedents on control and makes certain targeted adjustments to these precedents. The final rule provides a tiered framework that looks at the size of an investing company’s voting and total equity investment in another company along with a variety of other factors, including board representation, officer and employee interlocks, and the existence of business relationships between the companies. By providing greater clarity regarding the standards that will be applied for control determinations, the final rule may facilitate (i) BHCs making minority investments in nonbank companies; and (ii) nonbank investors taking minority stakes in banking organizations. The final rule became effective September 30, 2020.

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

During the COVID-19 crisis, the federal banking agencies issued a number of statements encouraging financial institutions to meet the financial needs of their customers and have taken steps to provide financial institutions with additional flexibility to meet their customers’ needs. Certain of these steps are discussed above under the headings “Regulatory capital requirements — Recent regulatory capital-related developments” and “Regulatory capital requirements — Capital planning and stress testing.” In addition, the federal banking agencies along with state bank regulators issued an interagency statement on March 22, 2020, addressing loan modifications that are made by financial institutions for borrowers affected by the COVID-19 crisis. The agencies stated that short-term loan modifications made on a good faith basis in response to COVID-19 for borrowers who were current prior to any relief do not need to be categorized as TDRs and that financial institutions are not expected to designate loans with deferrals granted due to COVID-19 as past due because of the deferral.

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

The Consolidated Appropriations Act, 2021 (“CAA”), enacted on December 27, 2020, contains a number of provisions that affect banking organizations. Among other things, the CAA extends the provision in the CARES Act that allows financial institutions to suspend GAAP principles and regulatory determinations for loan modifications relating to COVID-19 that would otherwise be categorized as TDRs through the earlier of January 1, 2022, or 60 days after the COVID-19 national emergency ends. The CAA also provides additional funding for SBA-guaranteed loans to small businesses under the PPP (discussed above) and makes a number of changes to this program, including the expansion of the pool of eligible borrowers and the addition of certain categories of expenses that will be eligible for forgiveness. KeyBank participates in the PPP as a lender.

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

As of December 31, 2020, approximately 71% of our loan portfolio consisted of commercial and industrial loans, commercial real estate loans, including commercial mortgage and construction loans, and commercial leases. These types of loans are typically larger than single family residential real estate loans and other types of consumer loans and have a different risk profile. The deterioration of a larger loan or a group of loans in this category could cause an increase in nonperforming loans, which could result in lower earnings from these loans, additional provision for loan and lease losses, and ultimately an increase in loan losses.

Should the fundamentals of the commercial real estate market deteriorate, our financial condition and results of operations could be adversely affected.

The strong recovery in commercial real estate over the past several years, in particular the multifamily property sector, has contributed to a surge in investment and development activity. While the COVID-19 pandemic has impacted the commercial real estate market, property values have remained relatively stable. Development and construction continue, but at muted levels, and deliveries of additional units into the market have been supported. Oversupply is a concern in certain urban and gateway markets. However, our exposures in those markets are limited. The most severely impacted commercial real estate segments have been in hospitality and retail. However, monthly collections have improved. Key’s office and retail exposures are 6% of our total commercial real estate exposure. Substantial deterioration in property market fundamentals could negatively impact our portfolio, with a large portion of our clients active in real estate but in the higher performing multifamily space. A correction in the real estate markets could impact the ability of borrowers to make debt service payments on loans or to refinance the loans at maturity. A relatively small portion of our commercial real estate loans are construction loans. New construction and value-add or rehabilitation construction projects are not fully leased at loan origination. These properties typically require additional leasing through the life of the loan to provide cash flow to support debt service payments. If property market fundamentals deteriorate sharply, performance under existing leases could deteriorate and the execution of new leases could slow, compromising the borrower’s ability to cover debt service payments.

We are subject to the risk of defaults by our loan counterparties and clients.

Many of our routine transactions expose us to credit risk in the event of default of our counterparty or client. Our credit risk may be exacerbated when the collateral held cannot be realized upon or is liquidated at prices insufficient to recover the full amount of the loan or derivative exposure due to us. In deciding whether to extend credit or enter into other transactions, we may rely on information furnished by or on behalf of counterparties and clients, including financial statements, credit reports and other information. We may also rely on representations of those counterparties, clients, or other third parties as to the accuracy and completeness of that information. The inaccuracy of that information or those representations affects our ability to accurately evaluate the default risk of a counterparty or client. Given the Dodd-Frank legislative mandate to centrally clear eligible derivative contracts, we rely on central clearing counterparties to remain open and operationally viable at all times. The possibility of a large member failure or a cybersecurity breach could result in a counterparty or client disruption.

Various factors may cause our allowance for loan and lease losses to increase.

We maintain an ALLL (a reserve established through a provision for loan and lease losses charged to expense) that represents our estimate of losses based on our evaluation of risks within our existing portfolio of loans. The level of the allowance at December 31, 2020 represents management’s estimate of expected credit losses over the contractual life of our existing loan portfolio. The determination of the appropriate level of the ALLL inherently involves a degree of subjectivity and requires that we make significant estimates of current credit risks and current trends and reasonable and supportable forecasts of future economic conditions, all of which may undergo frequent and material changes. Changes in economic conditions affecting borrowers, the softening of certain macroeconomic variables that we are more susceptible to, such as GDP, unemployment, corporate bond rates, household income, 30 year mortgage rates and real estate values, along with new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may indicate the need for an increase in the ALLL.

Declining asset prices could adversely affect us.

During the Great Recession, the volatility and disruption that the capital and credit markets experienced reached extreme levels. This severe market disruption led to the failure of several substantial financial institutions, which caused the credit markets to constrict and caused a widespread liquidation of assets. These asset sales, along with asset sales by other leveraged investors, including some hedge funds, rapidly drove down prices and valuations across a wide variety of traded asset classes. Asset price deterioration has a negative effect on the valuation of certain of the asset categories represented on our balance sheet and reduces our ability to sell assets at prices we deem acceptable. The current recession has not had significant impacts on collateral value, continued recessionary pressures could reverse recent stable trends in asset prices.

The COVID-19 global pandemic could result in a deterioration of asset quality and an increase in credit losses.

The global pandemic has shut down large portions of the U.S. economy and has negatively impacted many of our customers. As a result, many businesses have or will have lower revenues and many consumers will have lower income. This negative impact on customers’ cash flow could result in their inability to repay loans which could have a negative impact on our asset quality. Although the rating degradation to date has stabilized, many customers have requested and have been granted hardship relief in the form of payment deferrals and modifications as well as loans through the CARES Act. If customers are unable to repay their loans in a timely manner following hardship relief, it could result in further deterioration of asset quality, an increase in delinquency, some reversal of accrued interest income, and some increase in loan losses. As a result, we increased our loan loss reserve in the first, second and third quarters of 2020. The continued impact of the pandemic could result in a further increase to our loan loss reserve.

Oil prices have declined significantly, which could lead to increased credit losses in our oil and gas loan portfolio.

The oil market faced a drop-off in demand due to the impact of the COVID-19 global pandemic on much of the global economy. The decline in demand coupled with insufficient storage capacity for oil caused oil prices to decline significantly. As a result, some oil companies began to halt production and associated exploration in 2020. While oil prices have recovered from their low point in 2020, the oil and gas sector continues to suffer from low oil prices and as a result, companies in that sector will have lower revenues and cash flows. Some oil companies have been forced to seek bankruptcy protection as well. Our oil and gas loan portfolio represented only 2.8% of our total commercial loan portfolio at December 31, 2020, and our exposure is primarily reserve-based, with approximately half tied to natural gas which has shown better price performance. However, even with our limited exposure, the negative impact of low oil prices could result in increased credit losses.

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

KeyBank and KeyCorp remain covered institutions under the Dodd-Frank Act’s heightened prudential standards and regulations, including its provisions designed to protect consumers from financial abuse. Like similarly situated institutions, Key undergoes routine scrutiny from bank supervisors in the examination process and is subject to enforcement of regulations at the federal and state levels, particularly with respect to consumer banking-related practices as well as compliance with AML, BSA and Office of Foreign Assets Control efforts. Federal rulemaking bodies continue to pass new, or modifications to, significant regulations with upcoming effective dates. There has also been an increase in state legislative activity, particularly in areas such as student lending and privacy. As new privacy-related laws and regulations, such as the California Consumer Privacy Act, are implemented in jurisdictions in which KeyBank operates, the time and resources needed for us to comply with such laws and regulations, as well as our potential liability for noncompliance and reporting obligations in the case of data breaches, may significantly increase. Compliance with these laws and regulations may require us to change our policies, procedures, and technology for information security and segregation of data, which could, among other things, make us more vulnerable to operational failures, and subject us to monetary penalties for breach of such laws and regulations. As a result, some uncertainty remains as to the aggregate impact upon Key of significant regulations.
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

In addition to the other risks discussed in this section, we are subject to operational risk, which represents the risk of loss resulting from human error, inadequate or failed internal processes, internal controls, systems, and external events. Operational risk includes the risk of fraud by employees or others outside of Key, clerical and record-keeping errors, nonperformance by vendors, threats from cyber activity, and computer/telecommunications malfunctions. Fraudulent activity has escalated, become more sophisticated, and is ever evolving as there are more options to access financial services. For instance, in our Form 8-K filed July 16, 2019, we disclosed that on or about July 9, 2019, we discovered fraudulent activity associated with transactions conducted in the third quarter of 2019 by a business customer of KeyBank. This fraudulent activity resulted in $139 million of net loan charge-offs in 2019. Operational risk also encompasses compliance and legal risk, which is the risk of loss from violations of, or noncompliance with, laws, rules, regulations, prescribed practices, or ethical standards, as well as the risk of our noncompliance with contractual and other obligations. We are also exposed to operational risk through our outsourcing arrangements, and the effect that changes in circumstances or capabilities of our outsourcing vendors can have on our ability to continue to perform operational functions necessary to our business, such as certain loan processing functions. For example, breakdowns or failures of our vendors’ systems or employees could be a source of operational risk to us. Resulting losses from operational risk could take the form of explicit charges, increased operational costs (including remediation costs), harm to our reputation, inability to secure insurance, litigation, regulatory intervention or sanctions, or foregone business opportunities.

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

In the event of a failure, interruption, or breach of our information systems or that of a third party that provides services to us or our customers, we may be unable to avoid impact to our customers. Such a failure, interruption, or breach could result in legal liability, remediation costs, regulatory action, or reputational harm. Other U.S. financial service institutions and companies have reported breaches, some severe, in the security of their websites or other systems and several financial institutions, including Key, experienced significant distributed denial-of-service attacks, some of which involved sophisticated and targeted attacks intended to disable or degrade service, or sabotage systems. Other attacks have attempted to obtain unauthorized access to confidential information, hold for ransom, or alter or destroy data, often through the introduction of computer viruses or malware, phishing, cyberattacks, credential stuffing, and other means. In 2020, many companies and U.S. government organizations were victims of a sophisticated and targeted supply chain attack on the SolarWinds Orion software. While Key does not utilize the SolarWinds software products, some of our vendors do. To the extent that we use third parties to provide services to our clients, we seek to minimize the risk by performing due diligence and monitoring the third party, but we cannot control all of the risks at these third parties. Should an adverse event affecting another company’s systems occur, we may not have indemnification or other protection from the other company sufficient to fully compensate us or otherwise protect us or our clients from the consequences.

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

We have incurred and will continue to incur significant expense in an effort to improve the reliability of our systems and their security against external and internal threats. Nonetheless, there remains the risk that one or more adverse events might occur. If one does occur, we might not be able to remediate the event or its consequences timely or adequately. While we do maintain information security risk insurance, losses from a major interruption may exceed our coverage.

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

From time to time, customers, vendors, or other parties may make claims and take legal action against us. We maintain reserves for certain claims when deemed appropriate based upon our assessment that a loss is probable, estimable, and consistent with applicable accounting guidance. At any given time, we have a variety of legal actions asserted against us in various stages of litigation. Resolution of a legal action can often take years. Whether any particular claims and legal actions are founded or unfounded, if such claims and legal actions are not resolved in our favor, they may result in significant financial liability and adversely affect how the market perceives us and our products and services as well as impact customer demand for those products and services.

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

Natural disasters, including severe weather events of increasing strength and frequency due to climate change, acts of war or terrorism, global pandemics, and other adverse external events could have a significant impact on our ability to conduct business or upon third parties who perform operational services for us. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing our loans, cause significant property damage, result in lost revenue, or cause us to incur additional expenses.

Additionally, potential future shutdowns of portions of the Federal government could negatively impact the financial performance of certain customers and could negatively impact customers’ future access to certain loan and guaranty programs.

The COVID-19 global pandemic has resulted in increased operational risks.

The COVID-19 pandemic has resulted in heightened operational risks. Much of our workforce has been working remotely, and increased levels of remote access create additional cybersecurity risk and opportunities for cybercriminals to exploit vulnerabilities. Cybercriminals may increase their attempts to compromise business emails, including an increase in phishing attempts, and fraudulent vendors or other parties may view the pandemic as an opportunity to prey upon consumers and businesses during this time. Cybercriminals have also found new means of stealing identities and exploiting stolen identities during the pandemic. This has resulted in increased fraud losses to us and the financial services industry. The increase in online and remote banking activities may also increase the risk of fraud in certain instances. In addition, state and local orders and regulations regarding the conduct of in-person business operations may impact our ability to operate at normal levels and to restore operations to their pre-pandemic level for an unknown period of time. Separately, our third-party service providers have also been impacted by the pandemic and we have experienced some disruption to certain services performed by vendors. To date, these disruptions have not been material and we have developed solutions to work around these disruptions, but we may experience additional disruption in the future, which could adversely impact our business.

Our participation in the Paycheck Protection Program may subject us to increased regulatory scrutiny or litigation and could result in damage to our reputation.

We provided over 43,000 loans with over $8 billion in funding and were the seventh overall lender in the PPP in 2020. The PPP and many lenders that participated in the PPP have been the subject of much publicity and regular media stories. There have been lawsuits by borrowers and purported agents against lenders related to the program, and we have been the subject of litigation related to the PPP. Although such litigation has not been material to date, our participation in the program could result in increased exposure to litigation in the future. In addition, our practices and procedures related to the PPP could be scrutinized by government or regulatory agencies.

Government or regulatory scrutiny or increased litigation could result in financial liability or damage to our reputation. This could also result in increased legal and compliance costs.

IV.  Liquidity Risk

Capital and liquidity requirements imposed by banking regulations require banks and BHCs to maintain more and higher quality capital and more and higher quality liquid assets.

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

Further, the Federal Reserve has detailed the processes that BHCs should maintain to ensure they hold adequate capital under severely adverse conditions and have ready access to funding before engaging in any capital activities. These rules could limit Key’s ability to make distributions, including paying out dividends or buying back shares. For more information, see the section titled “Regulatory capital requirements” under the heading “Supervision and Regulation” in Item 1 of this report.

Recently, certain regulatory rule changes related to tailoring outlined in EGRRCPA have been finalized. While marginal relief from certain capital and liquidity standards has been afforded to Key (such as relief from LCR compliance), overall capital and liquidity management practices and expectations will remain unchanged for the foreseeable future. Moreover, Key does not anticipate significant changes to its overall liquidity and capital levels or composition as a result of the final rules. Finally, additional guidance and rulemaking related to capital planning and stress testing have yet to be finalized and impacts resulting from these potential changes remain unknown.

Federal agencies’ actions to ensure stability of the U.S. financial system may have disruptive effects on us.

The federal government has taken unprecedented steps to provide stability to and confidence in the financial markets. For example, the Federal Reserve initiated a round of emergency interest rate cuts designed to mitigate some of the economic effects resulting from the pandemic. In the future, federal agencies may no longer support such initiatives. The discontinuation of such initiatives may have unanticipated or unintended impacts, perhaps severe, on the financial markets. These effects could include higher debt yields, a flatter or steeper slope to the yield curve, or unanticipated changes to quality spread premiums that may not follow historical relationships or patterns. In addition, new initiatives or legislation may not be implemented, or, if implemented, may not be adequate to counter any negative effects of discontinuing programs or, in the event of an economic downturn, to support and stabilize the economy.

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

The COVID-19 global pandemic has caused a great amount of uncertainty in markets, causing credit markets to seize and forcing companies, including our clients, to seek liquidity in the face of uncertain future cash flows. To the extent that clients’ funds are not used as working capital and not placed on deposit with KeyBank, we could be faced with funding significant draws of committed lending facilities, along with requests for new facilities from our clients. Clients may look to Key for additional funding vehicles should the capital markets become more unstable and illiquid. As clients use deposit balances to fund their businesses, this may put funding pressure on Key, which may cause us to leverage our secured funding sources or pay higher rates than normal for additional funding

V.  Market Risk

A worsening of the U.S. economy and volatile or recessionary conditions in the U.S. or abroad could negatively affect our business or our access to capital markets.

A worsening of economic and market conditions or downside shocks could result in adverse effects on Key and others in the financial services industry. The prolonged low-interest rate environment, despite a generally recovering economy, has presented a challenge for the industry, including Key, and affects business and financial performance.

In particular, we could face some of the following risks, and other unforeseeable risks, in connection with a downturn in the economic and market environment or in the face of downside shocks or a recession, whether in the United States or internationally:

•A loss of confidence in the financial services industry and the debt and equity markets by investors, placing pressure on the price of Key’s common shares or decreasing the credit or liquidity available to Key;
•A decrease in consumer and business confidence levels generally, decreasing credit usage and investment or increasing delinquencies and defaults;
•A decrease in household or corporate incomes, reducing demand for Key’s products and services;
•A decrease in the value of collateral securing loans to Key’s borrowers or a decrease in the quality of Key’s loan portfolio, increasing loan charge-offs and reducing Key’s net income;
•A decrease in our ability to liquidate positions at acceptable market prices;
•The extended continuation of the current low-interest rate environment, continuing or increasing downward pressure to our net interest income;
•An increase in competition or consolidation in the financial services industry;
•Increased concern over and scrutiny of the capital and liquidity levels of financial institutions generally, and those of our transaction counterparties specifically;
•A decrease in confidence in the creditworthiness of the United States or other governments whose securities we hold; and
•An increase in limitations on or the regulation of financial services companies like Key.

We are subject to interest rate risk, which could adversely affect net interest income.

Our earnings are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions, the competitive environment within our markets, consumer preferences for specific loan and deposit products, and policies of various governmental and regulatory agencies, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rate controls being applied by the Federal Reserve, could influence the amount of interest we receive on loans and securities, the amount of interest we pay on deposits and borrowings, our ability to originate loans and obtain deposits, and the fair value of our financial assets and liabilities. If the Federal Reserve raises interest rates and begins to reverse pandemic-related stimulus programs, the behavior of national money market rate indices, the correlation of consumer deposit rates to financial market interest rates, and the setting of LIBOR rates may not follow historical relationships, which could influence net interest income and net interest margin.

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

On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority (the “Authority”), which regulates LIBOR, announced that the Authority intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. Subsequently, on November 30, 2020, ICE Benchmark Administration (IBA), the FCA-regulated and authorized administrator of LIBOR, announced that it would start a consultation process in December 2020, which was open for feedback through the end of January 2021, on its intention to cease US$ LIBOR. IBA intends that, subject to confirmation following its consultation, one-week and two-month US$ LIBOR settings will cease at December 31, 2021, and that the US$ LIBOR panel will cease at June 30, 2023, effectively ceasing all other US$ LIBOR tenors. A transition away from the widespread use of LIBOR to alternative rates is expected to occur before the end of 2021, as regulators have issued guidance indicating that new LIBOR originations should not extend beyond December 31, 2021. Although no consensus exists at this time as to what benchmark rate or rates may become accepted alternatives to LIBOR, in the United States, the Alternative Reference Rates Committee of the Federal Reserve and the Federal Reserve Bank of New York started in May 2018 to publish the Secured Overnight Finance Rate (“SOFR”) as an alternative to U.S. dollar LIBOR. SOFR is a broad measure of the cost of borrowing cash overnight that is collateralized by U.S. treasury securities. While SOFR has been considered a likely alternative to LIBOR, issues remain as to its implementation, and given the IBA’s announcement noted above, it is uncertain whether new benchmarks may evolve and a different credit sensitive benchmark could instead become the market-accepted benchmark. Accordingly, whether SOFR will become a market-accepted alternative to LIBOR remains uncertain. At this time, it is not possible to predict the effect of the Authority’s announcement, IBA’s consultation, or other regulatory changes or announcements, any establishment of alternative reference rates, or any other reforms to LIBOR that may be enacted in the United Kingdom, the United States, or elsewhere. The uncertainty regarding the transition from LIBOR to another benchmark rate or rates could have adverse impacts on floating-rate obligations, loans, deposits, derivatives, and other financial instruments that currently use LIBOR as a benchmark rate and, ultimately, adversely affect KeyCorp’s financial condition and results of operations. The adverse impact could take various forms and is dependent upon certain factors outside of our control such as: timing of adoption by market forces of a new widely accepted LIBOR replacement, timing of LIBOR cessation, and counterparty acceptance of a new reference rate for both new and existing contracts, among others. Additionally, since LIBOR and any replacement reference rate may have significantly different attributes, it is difficult to predict the amount of increased costs associated with implementing the transition to a new reference rate, including costs relative to product changes, systems changes, compliance and operational oversight costs, and legal expenses, among others.

Our profitability depends upon economic conditions in the geographic regions where we have significant operations and in certain market segments in which we conduct significant business.

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

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. We have exposure to many different industries and counterparties in the financial services industries, and we routinely execute transactions with such counterparties, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, insurance companies, and other institutional clients. Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. Defaults by one or more financial services institutions have led to, and may cause, market-wide liquidity problems and losses. Many of our transactions with other financial institutions expose us to credit risk in the event of default of a counterparty or client. In addition, our credit risk may be affected when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of our loan or derivatives exposure.

Less regulated and poorly capitalized non-bank financial institutions may be particularly vulnerable to asset quality deterioration as their borrower’s ability to service their obligations declines amid the pandemic. This could put additional stress on traditional lenders.

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

Additionally, as it pertains to our trading activities (described in more detail in the “Market risk management” section within Management’s Discussion and Analysis), in a decreasing interest rate environment, our credit valuation adjustment (CVA) to derivative exposure generally increases due to the nature of our derivatives business model. The increase in derivatives exposure, combined with the credit spread widening that drives the market implied probability of default, increases our credit reserves. This increase in credit reserves had a negative impact on our earnings in the first quarter of 2020. The adverse impact of the COVID-19 global pandemic also caused market disruption in certain asset classes within our fixed income business. The temporary decrease in market liquidity along with the decrease in interest rates and spread widening had a negative impact on our earnings in the first quarter of 2020.

VI.  Reputation Risk

Damage to our reputation could significantly harm our businesses.

Our ability to attract and retain customers, clients, investors, and highly skilled management and employees is affected by our reputation. Public perception of the financial services industry declined as a result of the Great Recession. We faced increased public and regulatory scrutiny resulting from the financial crisis. Significant harm to our reputation can also arise from other sources, including employee misconduct, actual or perceived unethical behavior, litigation or regulatory outcomes, failing to deliver minimum or required standards of service and quality, compliance failures, disclosure of confidential information, significant or numerous failures, interruptions or breaches of our information systems, failure to meet external commitments and goals, including financial, and the activities of our clients, customers and counterparties, including vendors. In addition, negative information posted about Key on social media websites, whether or not factually correct, may affect our reputation and our business prospects. Actions by the financial services industry generally or by certain members or individuals in the industry may have a significant adverse effect on our reputation. We could also suffer significant reputational harm if we fail to properly identify and manage potential conflicts of interest. Management of potential conflicts of interests is complex as we expand our business activities through more numerous transactions, obligations, and interests with and among our clients. The actual or perceived failure to adequately address conflicts of interest could affect the willingness of clients to deal with us, which could adversely affect our businesses.

VII.  Strategic Risk

We may not realize the expected benefits of our strategic initiatives.

Our ability to compete depends on a number of factors, including, among others, our ability to develop and successfully execute our strategic plans and initiatives. Our strategic priorities include growing profitably and maintaining financial strength; effectively managing risk and reward; engaging a high-performing, talented, and diverse workforce; investing in digitalization to drive growth and simplification; embracing the changes required by our clients and the marketplace; and acquiring, expanding, and retaining targeted client relationships. The success of these initiatives can be subject to changes in the macroeconomic environment which is beyond our control. In addition, our inability to execute on or achieve the anticipated outcomes of our strategic priorities, or to do so in the expected timeframe, may affect how the market perceives us and could impede our growth and profitability.

We operate in a highly competitive industry.

We face substantial competition in all areas of our operations from a variety of competitors, some of which are larger and may have more financial resources than us. Our competitors primarily include national and super-regional banks as well as smaller community banks within the various geographic regions in which we operate. We also face competition from many other types of financial institutions, including, without limitation, savings associations, credit unions, mortgage banking companies, finance companies, mutual funds, insurance companies, investment management firms, investment banking firms, broker-dealers and other local, regional, national, and global financial services firms. In addition, technology has lowered barriers to entry and made it possible for nonbanks, including large technology companies, to offer products and services traditionally provided by banks. We expect the competitive landscape of the financial services industry to become even more intense as a result of legislative, regulatory, structural, customer preference, and technological changes.

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

The increasing pressure from our competitors, both bank and nonbank, to keep pace and adopt new technologies and products and services requires us to incur substantial expense. We may be unsuccessful in developing or introducing new products and services, modifying our existing products and services, adapting to changing consumer preferences and spending and saving habits, achieving market acceptance or regulatory approval, sufficiently developing or maintaining a loyal customer base, or offering products and services at prices equal to or lower than the prices offered by our competitors. These risks may affect our ability to achieve growth in our market share and could reduce both our revenue streams from certain products and services and our revenues from our net interest income.

We may not be able to attract and retain skilled people.

Our success depends, in large part, on our ability to attract, retain, motivate, and develop a talented and diverse workforce. Competition for the best people in most of our business activities is ongoing and can be intense, and we may not be able to retain or hire the people we want or need to serve our customers. Additionally, the profile of some of the people we target has changed significantly, causing those with whom we compete for talent to also change and to include nonbanks and large technology companies. To attract and retain qualified employees, we must compensate these employees at market levels. Typically, those levels have caused employee compensation to be our greatest expense.

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

We use quantitative models to help manage certain aspects of our business and to assist with certain business decisions, including, but not limited to, estimating Current Expected Credit Losses, measuring the fair value of financial instruments when reliable market prices are unavailable, estimating the effects of changing interest rates and other market measures on our financial condition and results of operations, managing risk, and for capital planning purposes (including during the capital stress testing process). Because models are representations of reality, our modeling methodologies rely on many assumptions, historical analyses, correlations, and available data. These assumptions provide only reasonable, not absolute estimates, particularly in times of market distress when historical correlations on which we rely may no longer be relevant. Additionally, as businesses and markets evolve, our measurements may not accurately reflect this evolution. Models can also produce inadequate estimates due to errors in computer code, use of bad data during development or input into the model during model use, or the use of a model for a purpose outside the scope of the model’s design.

If our models fail to produce reliable results on an ongoing basis, we may not make appropriate risk management, capital planning, or other business or financial decisions. Furthermore, strategies that we employ to manage and govern the risks associated with our use of models may not be effective or fully reliable, and as a result, we may realize losses or other lapses.

We have an enterprise-wide model risk management program designed to accurately identify, measure, report, monitor, and manage model risk. The management of model risk includes independent validation and model governance, establishing and monitoring model control standards and model risk metrics, and completeness and accuracy of the inventory of models.

Banking regulators continue to focus on the models used by banks and bank holding companies in their businesses. The failure or inadequacy of a model may result in increased regulatory scrutiny on us or may result in an enforcement action or proceeding against us by one of our regulators.
ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.

ITEM 2.  PROPERTIES
The headquarters of KeyCorp and KeyBank are located at 127 Public Square, Cleveland, Ohio 44114-1306 in the Key Center. At December 31, 2020, Key leased approximately 445,324 square feet of the complex, encompassing the first floor branch, the 2nd through 9th office floors, the 11th and 12th floors, and the 54th through 56th floors of the 57-story Key Center. In addition, Key owned two buildings in Brooklyn, Ohio, with office space that it operated from and totaling 585,616 square feet at December 31, 2020. Our office space is used by all of our segments. As of the same date, KeyBank owned 457 branches and leased 616 branches. The lease terms for applicable branches are not individually material, with terms ranging from month-to-month to 99 years from inception.
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
PART II
ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The following disclosures included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements contained in Item 8 of this report, are incorporated herein by reference:

Page(s)
Discussion of our common shares, shareholder information, and repurchase activities in the section captioned “Capital — Common Shares outstanding”	68
Discussion of dividends in the section captioned “Capital — Dividends”	68
The following graph compares the price performance of our Common Shares (based on an initial investment of $100 on December 31, 2015, and assuming reinvestment of dividends) with that of the S&P 500 Index and a group of other banks that constitute our peer group. The peer group consists of the banks that make up the S&P 500 Regional Bank Index and the banks that make up the Standard & Poor’s 500 Diversified Bank Index. We are included in the S&P 500 Index and the peer group.

(a)Share price performance is not necessarily indicative of future price performance.

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

In January 2021, the Board of Directors authorized the repurchase of up to $900 million of our common shares, effective through the third quarter of 2021. Under our previous authorization pursuant to our 2019 capital plan, we completed $152 million of Common Share repurchases in the first quarter of 2020, including $117 million of Common Share repurchases in the open market and $35 million of Common Share repurchases related to employee equity compensation programs. These repurchases were completed prior to our announcement to temporarily suspend share repurchase activity on March 17, 2020 in response to the COVID-19 pandemic. We repurchased a total of $489 million of common shares pursuant to the 2019 capital plan, dating back to the third quarter of 2019.

The following table summarizes our repurchases of our Common Shares for the three months ended December 31, 2020.

Calendar month	Total number of shares repurchased(a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased as part of publicly announced plans or programs(b)
October 1 - 31	3,704	13.07	3,704	27,611,169
November 1 - 30	1,546	$13.23	1,546	23,180,629
December 1 - 31	1,086,634	15.97	1,086,634	20,781,479
Total	1,091,884	$15.95	1,091,884

(a)Includes Common Shares repurchased in the open market and those deemed surrendered by employees in connection with our stock compensation and benefit plans to satisfy tax obligations.
(b)Calculated using the remaining general repurchase amount divided by the closing price of KeyCorp Common Shares as follows: on October 30, 2020, at $12.98; on November 30, 2020, at $15.46; and on December 31, 2020, at $16.41.

ITEM 6.  SELECTED FINANCIAL DATA

dollars in millions, except per share amounts	2020	2019	2018	2017	2016	Compound Annual Rate of Change (2016-2020)
YEAR ENDED DECEMBER 31,
Interest income	$4,685	5,235	4,878	4,390	3,319	7.1%
Interest expense	651	1,326	969	613	400	10.2
Net interest income	4,034	3,909	3,909	3,777	2,919	6.7
Provision for credit losses	1,021	445	246	229	266	30.9
Noninterest income	2,652	2,459	2,515	2,478	2,071	5.1
Noninterest expense	4,109	3,901	3,975	4,098	3,756	1.8
Income (loss) from continuing operations before income taxes	1,556	2,022	2,203	1,928	968	10.0
Income (loss) from continuing operations attributable to Key	1,329	1,708	1,859	1,289	790	11.0
Income (loss) from discontinued operations, net of taxes	14	9	7	7	1	N/A
Net income (loss) attributable to Key	1,343	1,717	1,866	1,296	791	11.2
Income (loss) from continuing operations attributable to Key common shareholders	1,223	1,611	1,793	1,219	753	10.2
Income (loss) from discontinued operations, net of taxes	14	9	7	7	1	N/A
Net income (loss) attributable to Key common shareholders	1,237	1,620	1,800	1,226	754	10.4
PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$1.26	1.62	1.72	1.13	0.81	9.2
Income (loss) from discontinued operations, net of taxes	.01	0.01	0.01	0.01	0	N/A
Net income (loss) attributable to Key common shareholders (a)	1.28	1.63	1.73	1.14	0.81	9.6
Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	1.26	1.61	1.7	1.12	0.80	9.5
Income (loss) from discontinued operations, net of taxes — assuming dilution	.01	0.01	0.01	0.01	0	N/A
Net income (loss) attributable to Key common shareholders — assuming dilution (a)	1.27	1.62	1.71	1.13	0.80	9.7
Cash dividends paid	.74	0.71	0.565	0.38	0.33	17.5
Book value at year end	16.53	15.54	13.9	13.09	12.58	5.6
Tangible book value at year end	13.61	12.56	11.14	10.35	9.99	6.4
Market price at year end	16.41	20.24	14.78	20.17	18.27	(2.1)
Dividend payout ratio	57.8%	43.6%	32.7%	33.3%	40.7%	N/A
Weighted-average common shares outstanding (000)	967,783	992,091	1,040,890	1,072,078	927,816	301.5
Weighted-average common shares and potential common shares outstanding (000) (b)	974,807	1,002,254	1,054,682	1,088,593	938,536	301.1
AT DECEMBER 31,
Loans	$101,185	94,646	89,552	86,405	86,038	3.3%
Earning assets	155,469	130,807	125,803	123,490	121,966	5.0
Total assets	170,336	144,988	139,613	137,698	136,453	4.5
Deposits	135,282	111,870	107,309	105,235	104,087	5.4
Long-term debt	13,709	12,448	13,732	14,333	12,384	2.1
Key common shareholders’ equity	16,081	15,138	14,145	13,998	13,575	3.4
Key shareholders’ equity	17,981	17,038	15,595	15,023	15,240	3.4
PERFORMANCE RATIOS — FROM CONTINUING OPERATIONS
Return on average total assets	.82%	1.19%	1.36%	0.96%	0.70%	N/A
Return on average common equity	7.77	10.83	12.88	8.65	6.26	N/A
Return on average tangible common equity (c)	9.51	13.46	16.22	10.84	7.39	N/A
Net interest margin (TE)	2.77	3.04	3.17	3.17	2.92	N/A
Cash efficiency ratio (c)	60.2	59.6	60.0	63.5	73.7	N/A
PERFORMANCE RATIOS — FROM CONSOLIDATED OPERATIONS
Return on average total assets	.82%	1.19%	1.35%	0.96%	0.69%	N/A
Return on average common equity	7.86	10.89	12.93	8.7	6.27	N/A
Return on average tangible common equity (c)	9.62	13.53	16.28	10.9	7.4	N/A
Net interest margin (TE)	2.76	3.03	3.15	3.15	2.91	N/A
Loan to deposit (d)	76.5	86.6	85.6	84.4	85.2	N/A
CAPITAL RATIOS AT DECEMBER 31,
Key shareholders’ equity to assets	10.56%	11.75%	11.17%	10.91%	11.17%	N/A
Key common shareholders’ equity to assets	9.47	10.47	10.15	10.17	9.95	N/A
Tangible common equity to tangible assets (c)	7.93	8.64	8.3	8.23	8.09	N/A
Common Equity Tier 1	9.73	9.44	9.93	10.16	9.54	N/A
Tier 1 risk-based capital	11.11	10.86	11.08	11.01	10.89	N/A
Total risk-based capital	13.40	12.79	12.89	12.92	12.85	N/A
Leverage	8.94	9.88	9.89	9.73	9.9	N/A
TRUST ASSETS
Assets under management	$44,140	40,833	36,775	39,588	36,592	1,545.5%
OTHER DATA
Average full-time-equivalent employees	16,826	17,045	18,180	18,415	15,700	1.4%
Branches	1,073	1,098	1,159	1,197	1,217	(2.5)
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
This section reviews the financial condition and results of operations of KeyCorp and its subsidiaries for 2020 and 2019. Some tables include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. When you read this discussion, you should also refer to the consolidated financial statements and related notes in this report. The page locations of specific sections that we refer to are presented in the table of contents. To review our financial condition and results of operations for 2018 and a comparison between the 2018 and 2019 results, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2019 Form 10-K filed with the SEC on February 26, 2020.

Long-term financial targets
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

Building on our performance in 2020, we expect to deliver positive operating leverage again in 2021. While remaining consistent over the past three years, we expect to make continued progress on our cash efficiency ratio during 2021 as we focus on expenses and strategically invest back into our business.

Moderate Risk Profile

Maintain a moderate risk profile by targeting a net loan charge-offs to average loans ratio in the range of .40% to .60% through a credit cycle.

Overall, credit quality remains strong as we continue to remain consistent and disciplined in our credit underwriting and portfolio management and are committed to maintaining our moderate risk profile. During 2020, our net loan charge-offs to average loans ratio was impacted by $443 million of net loan charge-offs. Consistent with long-term targets, net charge-offs to average loans are expected to be in the 50 to 60 basis points range in 2021 based on full year guidance, which is in line with our through-the-cycle range of 40 to 60 basis points.

Financial Return

A return on average tangible common equity in the range of 16.0% to 19.0%.

Our full-year dividend for 2020 was $.74, a 4% increase from the previous year. In 2021, we remain committed to consistently delivering on our stated priorities of supporting organic growth, increasing dividends, and prudently repurchasing Common Shares.

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

•Grow profitably — We intend to continue to focus on generating positive operating leverage by growing revenue and creating a more efficient operating environment. We expect our relationship business model to keep generating organic growth as it helps us expand engagement with existing clients and attract new customers. We plan to leverage our continuous improvement culture to maintain an efficient cost structure that is aligned, sustainable, and consistent with the current operating environment and that supports our relationship business model.
•Acquire and expand targeted client relationships — We seek to be client-centric in our actions and have taken purposeful steps to enhance our ability to acquire and expand targeted relationships. We seek to provide solutions to serve our clients' needs. We focus on markets and clients where we can be the most relevant. In aligning our businesses and investments against these targeted client segments, we are able to make a meaningful impact for our clients.
•Effectively manage risk and rewards — Our risk management activities are focused on ensuring we properly identify, measure, and manage risks across the entire company to maintain safety and soundness and maximize profitability.
•Maintain financial strength — With the foundation of a strong balance sheet, we intend to remain focused on sustaining strong reserves, liquidity and capital. We plan to work closely with our Board and regulators to manage capital to support our clients’ needs and drive long-term shareholder value. Our capital remains a competitive advantage for us.
•Engage a high-performing, talented, and diverse workforce — Every day our employees provide our clients with great ideas, extraordinary service, and smart solutions. We intend to continue to engage our high-performing, talented, and diverse workforce to create an environment where they can make a difference, own their careers, be respected, and feel a sense of pride.

Strategic developments

We took the following actions during 2020 in support of our corporate strategy:

•We continued to grow profitably during 2020. Our cash efficiency ratio remained consistent year over year, and we achieved our seventh consecutive year of positive operating leverage. Full year expenses were up 5.3% from the prior year as a result of elevated production-related incentives, higher salaries due to merit increases, payments-related expenses from prepaid card activity, as well as COVID-19-related costs for steps that Key has taken to ensure the health and safety of teammates. Revenue was up for the year, driven by all-time high investment banking and debt placement fees, record consumer mortgage fees and higher prepaid card activity from state government support programs. We continued to see strong balance sheet growth as average loans were up 12.2% and average deposits were up 15.7% compared to the prior year. Our relationship-based business model continues to position us well with our targeted clients, which results in new and expanded relationships.
•Our residential mortgage business is another area where we are seeing strong returns on our investments. Residential mortgage loan originations for 2020 were $8.3 billion, up over 90% from 2019, with $2.5 billion originated in the fourth quarter of 2020. These two investments highlight our commitment to acquire and expand targeted client relationships.
•Overall, credit quality remains strong as our new loan originations in both our commercial and consumer book continue to meet our criteria for high quality loans as we continue to effectively manage risk and rewards.
•Maintaining financial strength while driving long-term shareholder value was again a focus during 2020. At December 31, 2020, our Common Equity Tier 1 and Tier 1 risk-based capital ratios stood at 9.73% and 11.11%, respectively. We repurchased $170 million of Common Shares, including $134 million of Common Shares in the open market and $36 million of Common Shares related to employee equity compensation programs. Our full-year dividend for 2020 was $.74, a 4% increase from the previous year.

•We remained committed to our strategy to engage a high-performing, talented, and diverse workforce. We have been recognized by multiple organizations for our dedication to creating an environment where employees are treated with respect and empowered to bring their authentic selves to work. Some of these awards and recognitions included the Human Rights Campaign naming us one of the Best Places to Work for LGBT Equality, Bloomberg listing us on the Gender-Equality Index, G.I. Jobs and Military Spouse Magazine recognizing us as a Military Friendly® and Military Friendly® Spouse Employer, and receiving the Leading Disability Employer Seal from the National Organization on Disability. We were also named to DiversityInc’s 2019 Top 50 Companies for Diversity.

Chief Diversity, Equity and Inclusion Officer Named

On April 13, 2020, we announced that Greg Jones has been named Chief Diversity, Equity, and Inclusion Officer for the company. In this role, Greg is accountable for leading the strategy and tactics to improve the acquisition, movement, development and retention of diverse talent and suppliers.

Results of Operations

Earnings Overview

The following chart provides a reconciliation of net income from continuing operations attributable to Key common shareholders for the year ended December 31, 2019, to the year ended December 31, 2020 (dollars in millions):
(a)Includes Net income (loss) attributable to noncontrolling interest and Preferred dividends.
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
TE net interest income for 2020 was $4.1 billion, and the net interest margin was 2.77%, compared to TE net interest income of $3.9 billion and a net interest margin of 3.04% for the prior year. Net interest income for 2020 reflects an increase in earning asset balances and higher loan fees, partially offset by a lower net interest margin. The net interest margin was impacted by lower interest rates, Key’s participation in the PPP, and elevated levels of liquidity. In 2021, we expect TE net interest income to be relatively stable compared to 2020 and the net interest margin to be relatively stable compared to the fourth quarter of 2020.
Average loans totaled $102.7 billion for 2020, compared to $91.5 billion in 2019. Commercial loans increased $7.7 billion, reflecting Key’s participation in the PPP as well as core broad based growth in commercial and industrial loans. Consumer loans increased $3.5 billion, driven by strength from Laurel Road and Key's consumer mortgage business. For 2021, we expect average loans to be relatively stable compared to 2020.

Average deposits totaled $127.3 billion for 2020, an increase of $17.3 billion compared to 2019, reflecting growth from consumer and commercial relationships, partially offset by a decline in time deposits as a result of lower interest rates. For 2021, we expect average deposits to be up 1% to 3% compared to 2020.

Figure 1. Consolidated Average Balance Sheets, Net Interest Income, and Yields/Rates from Continuing Operations

Year ended December 31,	2020			2019
dollars in millions	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)
ASSETS
Loans (b), (c)
Commercial and industrial (d)	$55,145	$1,977	3.59%	$47,482	$2,144	4.51%
Real estate — commercial mortgage	13,279	521	3.92	13,641	676	4.95
Real estate — construction	1,843	74	3.99	1,485	78	5.24
Commercial lease financing	4,497	139	3.09	4,488	163	3.63
Total commercial loans	74,764	2,711	3.63	67,096	3,061	4.56
Real estate — residential mortgage	8,094	284	3.50	6,095	241	3.95
Home equity loans	9,772	392	4.01	10,634	526	4.95
Consumer direct loans	4,213	221	5.26	2,475	176	7.11
Credit cards	1,001	107	10.65	1,100	127	11.51
Consumer indirect loans	4,845	180	3.72	4,111	168	4.09
Total consumer loans	27,925	1,184	4.24	24,415	1,238	5.07
Total loans	102,689	3,895	3.79	91,511	4,299	4.70
Loans held for sale	1,972	69	3.49	1,411	63	4.48
Securities available for sale (b), (e)	23,742	484	2.10	21,362	537	2.51
Held-to-maturity securities (b)	8,938	222	2.49	10,841	262	2.41
Trading account assets	814	20	2.47	1,017	32	3.18
Short-term investments	9,096	18.20		2,876	61	2.11
Other investments (e)	635	6.87		630	13	2.09
Total earning assets	147,886	4,714	3.20	129,648	5,267	4.06
Allowance for loan and lease losses	(1,481)			(880)
Accrued income and other assets	15,650			14,411
Discontinued assets	775			984
Total assets	$162,830			$144,163
LIABILITIES
NOW and money market deposit accounts	$75,733	206.27		$63,731	566.89
Savings deposits	5,252	2.04		4,740	4.09
Certificates of deposit ($100,000 or more)(f)	4,520	83	1.83	7,757	180	2.32
Other time deposits	4,041	56	1.38	5,426	103	1.90
Deposits in foreign office	—	—	—	—	—	—
Total interest-bearing deposits	89,546	347.39		81,654	853	1.04
Federal funds purchased and securities sold under repurchase agreements	670	6.88		264	2.66
Bank notes and other short-term borrowings	1,452	12.85		730	17	2.31
Long-term debt (f), (g)	12,578	286	2.36	13,062	454	3.52
Total interest-bearing liabilities	104,246	651.63		95,710	1,326	1.39
Noninterest-bearing deposits	37,740			28,376
Accrued expense and other liabilities	2,433			2,456
Discontinued liabilities (g)	775			984
Total liabilities	145,194			127,526
EQUITY
Key shareholders’ equity	17,636			16,636
Noncontrolling interests	—			1
Total equity	17,636			16,637
Total liabilities and equity	$162,830			$144,163
Interest rate spread (TE)			2.57%			2.67%
Net interest income (TE) and net interest margin (TE)		4,063	2.77%		3,941	3.04%
Less: TE adjustment (b)		29			32
Net interest income, GAAP basis		$4,034			$3,909

(a)Results are from continuing operations. Interest excludes the interest associated with the liabilities referred to in (g) below, calculated using a matched funds transfer pricing methodology.
(b)Interest income on tax-exempt securities and loans has been adjusted to a TE basis using the statutory federal income tax rate in effect that calendar year.
(c)For purposes of these computations, nonaccrual loans are included in average loan balances.
(d)Commercial and industrial average loan balances include $130 million, $141 million, $126 million, $117 million, and $99 million of assets from commercial credit cards for the years ended December 31, 2020, December 31, 2019, December 31, 2018, December 31, 2017, and December 31, 2016, respectively.
(e)Yield is calculated on the basis of amortized cost.
(f)Rate calculation excludes basis adjustments related to fair value hedges.
(g)A portion of long-term debt and the related interest expense is allocated to discontinued liabilities as a result of applying our matched funds transfer pricing methodology to discontinued operations.

Figure 1. Consolidated Average Balance Sheets, Net Interest Income, and Yields/Rates from Continuing Operations (Continued)

2018			2017			2016			Compound Annual Rate of Change (2016-2020)
Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest

$44,418	$1,926	4.34%	$40,848	$1,613	3.95%	$35,276	$1,215	3.45%	9.3%	10.2%
14,267	698	4.90	14,878	687	4.62	11,063	451	4.07	3.7	2.9
1,816	90	4.97	2,143	103	4.78	1,460	76	5.22	4.8	(.5)
4,534	168	3.70	4,677	185	3.96	4,261	161	3.78	1.1	(2.9)
65,035	2,882	4.43	62,546	2,588	4.14	52,060	1,903	3.66	7.5	7.3
5,473	217	3.97	5,499	214	3.89	3,632	148	4.09	17.4	13.9
11,530	547	4.74	12,380	536	4.33	11,286	456	4.04	(2.8)	(3.0)
1,782	137	7.66	1,765	126	7.12	1,661	113	6.79	20.5	14.4
1,092	125	11.40	1,055	118	11.15	916	98	10.73	1.8	1.8
3,426	146	4.27	3,120	148	4.75	1,593	89	5.58	24.9	15.1
23,303	1,172	5.03	23,819	1,142	4.79	19,088	904	4.74	7.9	5.5
88,338	4,054	4.59	86,365	3,730	4.32	71,148	2,807	3.95	7.6	6.8
1,501	66	4.43	1,325	52	3.96	979	34	3.51	15.0	15.2
17,898	409	2.20	18,548	369	1.96	16,661	329	1.98	7.3	8.0
12,003	284	2.37	10,515	222	2.11	6,275	122	1.94	7.3	12.7
893	29	3.25	949	27	2.81	884	23	2.59	(1.6)	(2.8)
2,450	46	1.86	2,363	26	1.11	4,656	22.47		14.3	(3.9)
697	21	3.04	712	17	2.35	679	16	2.37	(1.3)	(17.8)
123,780	4,909	3.94	120,777	4,443	3.67	101,282	3,353	3.31	7.9	7.1
(878)			(865)			(835)			12.1
13,910			13,807			12,090			5.3
1,212			1,448			1,707			(14.6)
$138,024			$135,167			$114,244			7.3%

$56,001	297.53		$54,032	143.26		$46,079	87.19		10.4%	18.8
5,704	14.24		6,569	13.20		3,957	3.07		5.8	(7.8)
7,728	139	1.80	6,233	82	1.31	3,911	48	1.22	2.9	11.6
5,025	67	1.34	4,698	40.85		4,088	33.81		(.2)	11.2
—	—	—	—	—	—	—	—	—	N/M	N/M
74,458	517.69		71,532	278.39		58,035	171.30		9.1	15.2
928	11	1.14	517	1.24		487	1.10		6.6	43.1
915	21	2.34	1,140	15	1.34	852	10	1.18	11.3	3.7
12,715	420	3.27	11,921	319	2.69	9,802	218	2.29	5.1	5.6
89,016	969	1.09	85,110	613.72		69,176	400.58		8.5	10.2
30,593			31,414			28,317			5.9
2,071			1,970			2,393			.3
1,212			1,448			1,706			(14.6)
122,892			119,942			101,592			7.4

15,131			15,224			12,647			6.9
1			1			5			(100.0)
15,132			15,225			12,652			6.9
$138,024			$135,167			$114,244			7.3%
		2.85%			2.95%			2.73%
	3,940	3.17%		3,830	3.17%		2,953	2.92%		6.6
	31			53			34			(3.1)
	$3,909			$3,777			$2,919			6.7%

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
Figure 2. Components of Net Interest Income Changes from Continuing Operations

	2020 vs. 2019
in millions	Average Volume	Yield/ Rate	Net Change(a)
INTEREST INCOME
Loans	$463	$(867)	$(404)
Loans held for sale	22	(16)	6
Securities available for sale	56	(109)	(53)
Held-to-maturity securities	(47)	7	(40)
Trading account assets	(6)	(6)	(12)
Short-term investments	48	(91)	(43)
Other investments	—	(7)	(7)
Total interest income (TE)	536	(1,089)	(553)
INTEREST EXPENSE
NOW and money market deposit accounts	91	(451)	(360)
Savings deposits	—	(2)	(2)
Certificates of deposit ($100,000 or more)	(65)	(32)	(97)
Other time deposits	(23)	(24)	(47)
Total interest-bearing deposits	3	(509)	(506)
Federal funds purchased and securities sold under repurchase agreements	4	—	4
Bank notes and other short-term borrowings	10	(15)	(5)
Long-term debt	(16)	(152)	(168)
Total interest expense	1	(676)	(675)
Net interest income (TE)	$535	$(413)	$122

(a)The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.
Provision for credit losses

PROVISION FOR CREDIT LOSSES (IN MILLIONS)
$266
$205
$229
$208
$246
$234
$445
$424
$1,021
$443
2016
2017
2018
2019
2020
PROVISION FOR CREDIT LOSSES (IN MILLIONS)
NET LOAN CHARGE-OFFS (IN MILLIONS)

Our provision for credit losses was $1.0 billion for 2020, compared to $445 million for 2019. The increase of $576 million in our provision for credit losses is primarily due to the economic stress and uncertainty in the U.S. and globally from the ongoing pandemic caused by COVID-19 as well as increased net loan charge-offs. In 2019 our provision for credit losses was impacted by the realization of $139 million from a previously disclosed fraud loss. In 2021 we expect loan charge-offs to average loans to be in the range of 50 to 60 bps.

Noninterest income

Noninterest income for 2020 was $2.7 billion, compared to $2.5 billion during 2019. Noninterest income represented 39% of total revenue for 2020 and 38% of total revenue for 2019. In 2021, we expect noninterest income to be up 1% to 3% compared to 2020.

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

Trust and investment services income
Trust and investment services income consists of brokerage commissions, trust and asset management commissions, and insurance income. For 2020, trust and investment services income increased $32 million, or 6.7% as a result of an increase in assets under management.
A significant portion of our trust and investment services income depends on the value and mix of assets under management. At December 31, 2020, our bank, trust, and registered investment advisory subsidiaries had assets under management of $44.1 billion, compared to $40.8 billion at December 31, 2019. The increase from 2019 to 2020 was primarily attributable to the strength of the equity markets during the year.

Figure 4. Assets Under Management

Year ended December 31,			Change 2020 vs. 2019
dollars in millions	2020	2019	Amount	Percent
Assets under management by investment type:
Equity	$27,384	$25,271	$2,113	8.4%
Securities lending	131	309	(178)	(57.6)
Fixed income	12,130	11,000	1,130	10.3
Money market	4,495	4,253	242	5.7
Total	$44,140	$40,833	$3,307	8.1%

Investment banking and debt placement fees

Investment banking and debt placement fees consist of syndication fees, debt and equity financing fees, financial advisor fees, gains on sales of commercial mortgages, and agency origination fees. For 2020, investment banking and debt placement fees increased $31 million, or 4.9%, from the prior year driven by gains on the sale of commercial mortgages and strong debt and equity financing fees.

Service charges on deposit accounts

Service charges on deposit accounts decreased $26 million, or 7.7%, in 2020 compared to the prior year. These decreases were primarily due to lower customer spending and higher fee waivers related to the ongoing COVID-19 pandemic.

Cards and payments income

Cards and payments income, which consists of debit card, consumer and commercial credit card, and merchant services income, increased $93 million, or 33.8%, in 2020 compared to 2019. This increase was primarily due to higher prepaid card activity from state government support programs.

Other noninterest income

Other noninterest income includes operating lease income and other leasing gains, corporate services income, corporate-owned life insurance income, consumer mortgage income, mortgage servicing fees, and other income. Other noninterest income increased $63 million, or 8.5%, in 2020 compared to 2019, driven primarily by record mortgage origination income partially offset by trading losses and portfolio marks related to the widening credit spreads in the market.

Noninterest expense
Noninterest expense for 2020 was $4.1 billion, compared to $3.9 billion for 2019. Figure 5 gives a breakdown of our major categories of noninterest expense as a percentage of total noninterest expense for the twelve months ended December 31, 2020. In 2021, we expect noninterest expense to be down 1% to 3% compared to 2020.

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
Personnel
As shown in Figure 6, personnel expense, the largest category of our noninterest expense, increased by $86 million, or 3.8%, in 2020 compared to 2019. The increase is driven by higher production-related incentives from our record fee production and higher salaries due to merit increases.
Figure 6. Personnel Expense

Year ended December 31, dollars in millions			Change 2020 vs. 2019
	2020	2019	Amount	Percent
Salaries and contract labor	$1,329	$1,268	$61	4.8%
Incentive and stock-based compensation (a)	627	584	43	7.4
Employee benefits	350	348	2.6
Severance	30	50	(20)	(40.0)
Total personnel expense	$2,336	$2,250	$86	3.8%

(a)Excludes directors’ stock-based compensation of $2 million in 2020 and $3 million in 2019, reported as “other noninterest expense” in Figure 5.

Net occupancy

Net occupancy expense increased $5 million, or 1.7%, in 2020 compared to 2019, primarily due to higher property reserve expenses and cleaning expenses related to the steps that we have taken to ensure the health and safety of teammates and customers during the ongoing COVID-19 pandemic.

Other noninterest expense

Other noninterest expense includes equipment, operating lease expense, marketing, FDIC assessment, intangible asset amortization, OREO expenses, and other miscellaneous expense categories. In total, other noninterest expense increased $89 million, or 9.3%, in 2020 compared to 2019 primarily attributable to higher payments-related expenses from prepaid card activity.

Income taxes

We recorded a tax provision from continuing operations of $227 million for 2020, compared to $314 million for 2019. The effective tax rate, which is the provision for income taxes as a percentage of income from continuing operations before income taxes, was 14.6% for 2020 and 15.6% for 2019. In 2021, we expect our GAAP tax rate to be approximately 19%.

In 2020, our federal tax expense and effective tax rate differ from the amount that would be calculated using the federal statutory tax rate; primarily from investments in tax-advantaged assets, such as corporate-owned life insurance, tax credits associated with investments in low-income housing projects and energy related projects, and periodic adjustments to our tax reserves as described in Note 14 (“Income Taxes”).

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
Consumer Bank

Segment imperatives

•Simplification and digitalization to drive growth and operating leverage
•Relationship-based strategy with a focus on financial wellness as a differentiator
•Deliver ease, value, and expertise to help guide our clients to the right approach to meet their goals

Market and business overview

As the banking industry moves forward, so do our clients. Anticipating our clients’ needs not only today, but for tomorrow and into the future, has become one of the biggest challenges for the banking industry. We view these challenges as an opportunity to help our current client base meet their own goals, as well as attract new and diverse clients. In an increasingly digital world focused on specialized convenience, we have made meaningful steps to meet those demands through new digital portals and the acquisition of Laurel Road in 2019. These platforms place us in a strong position to develop long lasting and meaningful relationships with our current and prospective clients. Financial wellness is a core tenet of our customer relationships and we see it in three different ways: diagnose, enhance, and sustain. Our goal is to get our clients to a place where they can comfortably sustain their current financial position so we can be there for them when they are ready to grow. Clients no longer go to a branch to conduct transactions only, they go to seek advice and gain new perspectives on issues they may be facing. Overall, we have a passion to help our clients through:

•Ease - enabling simple and clear banking with no surprises
•Value - knowing our clients and valuing each relationship
•Expertise - provide our clients with industry-leading expertise and personalized service

Summary of operations

•Net income attributable to Key of $665 million in 2020, compared to $706 million in 2019, a decrease of 5.8%.
•Taxable equivalent net interest income increased in 2020 by $68 million, or 2.9%, from the prior year. The increase in net interest income was primarily driven by strong balance sheet growth and fees related to PPP loans, partially offset by a lower interest rate environment.
•Average loans and leases increased in 2020 by $6.4 billion, or 19.6%, from the prior year. This was driven by growth from Laurel Road and consumer mortgage.
•Average deposits increased in 2020 by $7.3 billion, or 10.0%, from the prior year. This was driven by consumer stimulus payments, lower spend activity, and relationship growth.

Breakdown of 2020 average deposits
Noninterest-bearing deposits 20.9%
Savings deposits 6.2%
Other time deposits 5.0%
Certificates of deposits ($100,000 or more) 5.1%
NOW and money market deposit accounts 62.8%

•Provision for credit losses increased $100 million in 2020 compared to the prior year. The increase in provision for credit losses is driven by portfolio growth and CECL economic forecasts that capture deterioration triggered by the global COVID-19 pandemic.

•Noninterest income increased in 2020 by $81 million, or 8.8%, from the prior year, primarily driven by growth in consumer mortgage income and originations, as well as increases in cards and payments income.
•Noninterest expense increased in 2020 by $102 million, or 4.7%, from the prior year. The increase is due to higher variable compensation from strong revenue growth and higher variable expenses related to higher loan volumes.
Commercial Bank

Segment imperatives

•Solve complex client needs through a differentiated product set of banking and capital markets capabilities
•Drive targeted scale through distinct product capabilities delivered to a broad set of clients
•Utilize industry expertise and broad capabilities to build relationships with narrowly targeted client sets

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

Summary of operations

•Net income attributable to Key of $633 million in 2020, compared to $1.1 billion in 2019, a decrease of 44.0%.
•Taxable equivalent net interest income increased in 2020 by $77 million, or 4.8%, from the prior year. The increase in net interest income was primarily driven by balance sheet growth and fees related to PPP loans.
•Average loan and lease balances increased $5.1 billion in 2020, or 8.8%, compared to the prior year driven by broad-based growth in commercial, industrial, and PPP loans.
•Average deposit balances increased $10.7 billion in 2020, or 29.4%, compared to the prior year, driven by growth in targeted relationships and the impact of government programs.

•Provision for credit losses increased $620 million in 2020 compared to the prior year, driven by CECL economic forecasts that capture deterioration triggered by the global COVID-19 pandemic and higher net charge-offs.
•Noninterest income increased $117 million in 2020, or 8.4%, from the prior year. The increase was mainly related to higher investment banking fees and cards and payments income, partially offset by decreases in corporate services income.
•Noninterest expense increased by $190 million in 2020, or 12.3%, from the prior year, driven by elevated variable expenses related to prepaid card and higher variable compensation from strong revenue growth.
Financial Condition
Loans and loans held for sale
Figure 7. Breakdown of Loans
(a)Other consumer loans include Consumer direct loans, Credit cards, and Consumer indirect loans. See Note 4 (“Loan Portfolio”) Item 8. Financial Statements of this report.

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

The following table provides a summary of portfolio loans and leases as of December 31, 2020, that have received a payment deferral or forbearance as part of our COVID-19 hardship relief programs:

Figure 8. Loans and Leases COVID-19 Hardship Relief

	Outstanding Balance of Loans and Leases
December 31, 2020
dollars in millions	Completed Relief	In Active Relief	Total that have Received Payment Relief
Commercial Loans	$2,899	$181	$3,079
Consumer Loans	1,179	394	1,572
Total Portfolio Loans and Leases	$4,077	$575	$4,652

The total outstanding balance of commercial loans in active relief as of December 31, 2020, represented 0.3% of our commercial loan portfolio and the total outstanding balance of consumer loans in active relief as of December 31, 2020, represented 1.3% of the consumer portfolio. As of December 31, 2020, the cumulative number of commercial loans that have received any form of hardship relief due to COVID-19 hardships totaled 251 loans and the cumulative number of consumer loans that have received any form of hardship relief due to COVID-19 hardships totaled 4,766 loans.

Under the CARES Act as well as banking regulator interagency guidance, certain loan modifications to borrowers experiencing financial distress as a result of the economic impacts created by COVID-19 may not be required to be treated as TDRs under U.S. GAAP.  For COVID-19 related loan modifications which occurred from March 1, 2020, through December 31, 2020, and met the loan modification criteria under either the CARES Act or the criteria specified by the regulatory agencies or were otherwise considered to be short term in nature, we have elected to suspend TDR accounting for such loan modifications.  Additionally, loans qualifying for these modifications are not required to be reported as delinquent, nonaccrual, impaired, or criticized solely as a result of a COVID-19 loan modification. Refer to Note 5 (“Asset Quality”) under the headings “TDRs” and “Nonperforming and Past Due Loans”.

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
Commercial loan portfolio
Commercial loans outstanding were $72.0 billion at December 31, 2020, an increase of $3.9 billion, or 5.8%, compared to December 31, 2019, driven by the outstanding balance of $6.7 billion related to the PPP partly offset by a decline in commercial and industrial utilization rates.

As a result of the current economic environment, our commercial loan portfolio is going through active portfolio surveillance. We are conducting ongoing portfolio reviews on our commercial loans with any risk rating migrations being closely monitored. We have centralized internal reporting on enterprise-wide relief initiatives, as well as following any potential relief initiatives that may come in the future. We have also established a pandemic watchlist and are performing ongoing reviews of commercial clients that are likely to be impacted by COVID-19. Overall, these clients represent a small portion of the overall portfolio and are diversified by type and geography. Figure 9 summarizes our commercial portfolios that are at risk of being impacted by the COVID-19 pandemic as of December 31, 2020.

Figure 9. Select Commercial Portfolio Focus Areas

dollars in millions	Outstanding as of December 31, 2020	Percentage of total loans as of December 31, 2020
Consumer behavior (a)	$5,083	5.0%
Education	1,541	1.5
Sports	690	.7
Restaurants	400	.4

Retail commercial real estate (b)	525	.5

Nondurable retail (c)	638	.6

Travel/Tourism (d)	2,523	2.5
Hotels	784	.8

Leveraged lending (e)	1,700	1.7

Oil and gas	1,992	2.0
Upstream (reserve based)	1,263	1.2
Midstream	468	.5
Downstream	98	.1

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

Figure 10 shows the composition of our loan portfolio at December 31 for each of the past five years.
Figure 10. Composition of Loans

	2020		2019		2018
December 31, dollars in millions	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
COMMERCIAL
Commercial and industrial (a)	$52,907	52.3%	$48,295	51.0%	$45,753	51.1%
Commercial real estate:
Commercial mortgage	12,687	12.5	13,491	14.3	14,285	15.9
Construction	1,987	2.0	1,558	1.6	1,666	1.9
Total commercial real estate loans	14,674	14.5	15,049	15.9	15,951	17.8
Commercial lease financing (b)	4,399	4.3	4,688	5.0	4,606	5.1
Total commercial loans	71,980	71.1	68,032	71.9	66,310	74.0
CONSUMER
Real estate — residential mortgage	9,298	9.2	7,023	7.4	5,513	6.2
Home equity loans	9,360	9.2	10,274	10.9	11,142	12.4
Consumer direct loans	4,714	4.7	3,513	3.7	1,809	2.0
Credit cards	989	1.0	1,130	1.2	1,144	1.3
Consumer indirect loans	4,844	4.8	4,674	4.9	3,634	4.1
Total consumer loans	29,205	28.9	26,614	28.1	23,242	26.0
Total loans (c)	$101,185	100.0%	$94,646	100.0%	$89,552	100.0%

	2017		2016
	Amount	Percent of Total	Amount	Percent of Total
COMMERCIAL
Commercial and industrial (a)	$41,859	48.4%	$39,768	46.2%
Commercial real estate:
Commercial mortgage	14,088	16.3%	15,111	17.6%
Construction	1,960	2.3	2,345	2.7
Total commercial real estate loans	16,048	18.6	17,456	20.3
Commercial lease financing (b)	4,826	5.6	4,685	5.5
Total commercial loans	62,733	72.6	61,909	72.0
CONSUMER
Real estate — residential mortgage	5,483	6.3	5,547	6.4
Home equity loans	12,028	13.9	12,674	14.7
Consumer direct loans	1,794	2.1	1,788	2.1
Credit cards	1,106	1.3	1,111	1.3
Consumer indirect loans	3,261	3.8	3,009	3.5
Total consumer loans	23,672	27.4	24,129	28.0
Total loans (c)	$86,405	100.0%	$86,038	100.0%

(a)Loan balances include $127 million, $144 million, $132 million, $119 million, and $116 million, of commercial credit card balances at December 31, 2020, December 31, 2019, December 31, 2018, December 31, 2017, and December 31, 2016, respectively.
(b)Commercial lease financing includes receivables held as collateral for a secured borrowing of $19 million, $15 million, $10 million, $24 million, and $68 million at December 31, 2020, December 31, 2019, December 31, 2018, December 31, 2017, and December 31, 2016, respectively. Principal reductions are based on the cash payments received from these related receivables. Additional information pertaining to this secured borrowing is included in Note 20 (“Long-Term Debt”).
(c)Total loans exclude loans of $710 million at December 31, 2020, $865 million at December 31, 2019, $1.1 billion at December 31, 2018, $1.3 billion at December 31, 2017, and $1.6 billion at December 31, 2016, related to the discontinued operations of the education lending business.
At December 31, 2020, total loans outstanding from continuing operations were $101.2 billion, compared to $94.6 billion at the end of 2019. For more information on balance sheet carrying value, see Note 1 (“Summary of Significant Accounting Policies”) under the headings “Loans” and “Loans Held for Sale.”

Figure 11 provides our commercial loan portfolio by industry classification as of December 31, 2020, and December 31, 2019.
Figure 11. Commercial Loans by Industry

December 31, 2020	Commercial and industrial	Commercial real estate	Commercial lease financing	Total commercial loans	Percent of total
dollars in millions
Industry classification:
Agriculture	$1,002	$148	$97	$1,247	1.7%
Automotive	1,863	510	19	2,392	3.3
Business products	1,523	117	45	1,685	2.3
Business services	4,098	221	202	4,521	6.3
Chemicals	700	30	34	764	1.1
Construction materials and contractors	2,571	271	233	3,075	4.3
Consumer discretionary	3,832	404	371	4,607	6.4
Consumer services	6,123	900	525	7,548	10.5
Equipment	1,447	84	120	1,651	2.3
Finance	6,190	92	396	6,678	9.3
Healthcare	4,348	1,396	306	6,050	8.4
Metals and mining	1,074	56	29	1,159	1.6
Oil and gas	1,928	43	62	2,033	2.8
Public exposure	2,332	25	709	3,066	4.3
Commercial real estate	5,966	10,187	11	16,164	22.5
Technology	741	20	191	952	1.2
Transportation	1,434	144	631	2,209	3.1
Utilities	5,239	1	397	5,637	7.8
Other	496	25	21	542	.8
Total	$52,907	$14,674	$4,399	$71,980	100.0%

December 31, 2019	Commercial and industrial	Commercial real estate	Commercial lease financing	Total commercial loans	Percent of total
dollars in millions
Industry classification:
Agriculture	$1,036	$178	$112	$1,326	1.9%
Automotive	2,048	467	18	2,533	3.7
Business products	1,513	111	57	1,681	2.5
Business services	3,083	203	210	3,496	5.2
Chemicals	776	40	46	862	1.3
Construction materials and contractors	1,876	238	244	2,358	3.5
Consumer discretionary	3,646	400	467	4,513	6.6
Consumer services	4,567	863	535	5,965	8.8
Equipment	1,428	76	98	1,602	2.4
Finance	6,186	64	386	6,636	9.7
Healthcare	3,000	1,564	331	4,895	7.2
Metals and mining	1,117	44	41	1,202	1.8
Oil and gas	2,219	54	90	2,363	3.5
Public exposure	2,422	24	706	3,152	4.6
Commercial real estate	5,126	10,469	12	15,607	22.9
Technology	916	27	182	1,125	1.6
Transportation	1,298	218	737	2,253	3.3
Utilities	5,560	2	397	5,959	8.8
Other	478	7	19	504	.7
Total	$48,295	$15,049	$4,688	$68,032	100.0%

Commercial and industrial. Commercial and industrial loans are the largest component of our loan portfolio, representing 52% of our total loan portfolio at December 31, 2020, and 51% at December 31, 2019. This portfolio is approximately 73% variable rate and consists of loans primarily to large corporate, middle market, and small business clients.

Commercial and industrial loans totaled $52.9 billion at December 31, 2020, an increase of $4.6 billion compared to December 31, 2019. The growth was broad-based and spread across most industry categories, as the impact of COVID-19 resulted in an outstanding balance of $6.7 billion related to the PPP partially offset by a decline in commercial line utilization rates.

Commercial real estate loans. Our commercial real estate lending business includes both mortgage and construction loans, and is conducted through two primary sources: our 15-state banking franchise, and KeyBank Real Estate Capital, a national line of business that cultivates relationships with owners of commercial real estate located both within and beyond the branch system. Nonowner-occupied properties, generally properties for which at least 50% of the debt service is provided by rental income from nonaffiliated third parties, represented 80% of total commercial real estate loans outstanding at December 31, 2020. Construction loans, which provide a stream of funding for properties not fully leased at origination to support debt service payments over the term of the contract or project, represented 14% of commercial real estate loans at year end.

At December 31, 2020, commercial real estate loans totaled $14.7 billion, comprised of $12.7 billion of mortgage loans and $2.0 billion of construction loans. Compared to December 31, 2019, this portfolio decreased $375 million, driven by declines in retail properties and office buildings. The impact of e-commerce accelerated by the pandemic resulted in retailers downsizing to smaller, more efficient spaces, with collaborative workspace and open offices losing appeal. Remote working and the need for flexibility in space and leasing is driving the move away from central business district (CBD) markets to lower density regions.

As shown in Figure 12, our commercial real estate loan portfolio includes various property types and geographic locations of the underlying collateral. These loans include commercial mortgage and construction loans in both Consumer Bank and Commercial Bank.

Figure 12. Commercial Real Estate Loans

	Geographic Region
dollars in millions	West	Southwest	Central	Midwest	Southeast	Northeast	National	Total	Percent of Total	Construction	Commercial Mortgage
December 31, 2020
Nonowner-occupied:
Retail properties	$119	$15	$129	$122	$72	$448	$122	$1,027	6.8%	$54	$973
Multifamily properties	685	228	875	800	1,284	1,493	229	5,594	38.1	1,442	4,152
Health facilities	83	53	85	87	170	487	338	1,303	8.7	91	1,212
Office buildings	276	—	253	142	193	628	147	1,639	11.2	48	1,591
Warehouses	54	31	66	40	52	259	161	663	4.6	74	589
Manufacturing facilities	42	—	28	15	40	34	43	202	1.3	10	192
Hotels/Motels	76	—	19	—	12	107	91	305	2.1	18	287
Residential properties	—	—	—	3	—	53	—	56.4		—	56
Land and development	15	5	—	2	5	28	—	55.4		33	22
Other	108	22	6	93	69	245	279	822	6.4	65	757
Total nonowner-occupied	1,458	354	1,461	1,304	1,897	3,782	1,410	11,666	80.0	1,835	9,831
Owner-occupied	870	4	275	499	63	1,297	—	3,008	20.0	152	2,856
Total	$2,328	$358	$1,736	$1,803	$1,960	$5,079	$1,410	$14,674	100.0%	$1,987	$12,687

Nonowner-occupied:
Nonperforming loans	$1	—	—	$7	$6	$44	$44	$103	N/M	$—	$103
Accruing loans past due 90 days or more	—	—	—	1	—	22	—	22	N/M	1	21
Accruing loans past due 30 through 89 days	3	—	—	2	3	7	—	14	N/M	—	14
December 31, 2019
Nonowner-occupied:
Retail properties	$133	$41	$143	$155	$161	$580	$124	$1,337	8.9%	$85	$1,252
Multifamily properties	698	354	767	795	1,205	1,350	225	5,394	35.8	1,189	4,205
Health facilities	76	44	104	93	163	497	405	1,382	9.2	40	1,342
Office buildings	214	7	293	132	244	725	134	1,749	11.6	69	1,680
Warehouses	51	34	51	51	46	238	134	605	4.0	7	598
Manufacturing facilities	36	—	38	4	40	43	54	215	1.4	5	210
Hotels/Motels	76	—	19	—	12	129	57	293	1.9	6	287
Residential properties	—	—	—	2	—	98	—	100.7		5	95
Land and development	20	5	—	3	2	9	—	39.3		34	5
Other	80	9	71	86	22	259	358	885	5.9	23	862
Total nonowner-occupied	1,384	494	1,486	1,321	1,895	3,928	1,491	11,999	79.7	1,463	10,536
Owner-occupied	833	4	285	536	71	1,321	—	3,050	20.3	95	2,955
Total	$2,217	$498	$1,771	$1,857	$1,966	$5,249	$1,491	$15,049	100.0%	$1,558	$13,491

Nonperforming loans	$1	—	—	$7	7	$20	$52	$87	N/M	2	$85
Accruing loans past due 90 days or more	—	—	—	2	$—	11	—	13	N/M	$1	12
Accruing loans past due 30 through 89 days	1	—	$—	7	—	8	—	16	N/M	2	14

West –	Alaska, California, Hawaii, Idaho, Montana, Oregon, Washington, and Wyoming
Southwest –	Arizona, Nevada, and New Mexico
Central –	Arkansas, Colorado, Oklahoma, Texas, and Utah
Midwest –	Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, and Wisconsin
Southeast –	Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, Washington, D.C., and West Virginia
Northeast –	Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, and Vermont
National –	Accounts in three or more regions

Consumer loan portfolio

Consumer loans outstanding at December 31, 2020, totaled $29.2 billion, an increase of $2.6 billion, or 9.7%, from one year ago, driven by strength from Laurel Road and Key’s consumer mortgage business. On October 21, 2020, we announced that we would no longer originate indirect auto loans. The current portfolio of approximately $4.6 billion will run off over time.

The home equity portfolio is comprised of loans originated by our Consumer Bank within our 15-state footprint and is the largest segment of our consumer loan portfolio, representing approximately 32% of consumer loans outstanding at year end.

We held the first lien position for approximately 66% of the Consumer Bank home equity portfolio at December 31, 2020, and 61% at December 31, 2019. For loans with real estate collateral, we track borrower performance monthly. Regardless of the lien position, credit metrics are refreshed quarterly, including recent FICO scores as well as original and updated loan-to-value ratios. This information is used in establishing the ALLL. Our methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses.”

Figure 13. Consumer Loans by State

December 31, 2020	Real estate — residential mortgage	Home equity loans	Consumer direct loans	Credit cards	Consumer indirect loans	Total
State
New York	$1,164	$2,553	$593	$353	$731	$5,394
Ohio	698	1,375	479	217	957	3,726
Washington	1,835	1,300	236	86	20	3,477
Pennsylvania	516	14	303	4	19	856
California	286	648	255	52	539	1,780
Texas	74	7	241	3	10	335
Colorado	828	345	140	30	6	1,349
Connecticut	914	352	87	25	141	1,519
Oregon	720	782	97	41	4	1,644
Massachusetts	239	48	103	5	460	855
Other	2,024	1,936	2,180	173	1,957	8,270
Total	$9,298	$9,360	$4,714	$989	$4,844	$29,205

December 31, 2019
New York	$1,146	$2,655	$548	$404	$797	$5,550
Ohio	601	1,458	461	247	827	3,594
Washington	1,126	1,546	252	102	8	3,034
Connecticut	282	677	189	55	477	1,680
Pennsylvania	1,029	375	68	26	154	1,652
Oregon	517	852	94	48	2	1,513
Colorado	544	428	109	34	2	1,117
Massachusetts	123	434	71	38	359	1,025
California	117	412	131	47	118	825
Texas	257	48	62	6	437	810
Other	1,281	1,389	1,528	123	1,493	5,814
Total	$7,023	$10,274	$3,513	$1,130	$4,674	$26,614

Loan sales

As shown in Figure 14, during 2020, we sold $14.1 billion of our loans. Sales of loans classified as held for sale generated net gains of $233 million during 2020.

Figure 14 summarizes our loan sales during 2020 and 2019.

Figure 14. Loans Sold (Including Loans Held for Sale)

in millions	Commercial	Commercial Real Estate	Commercial Lease Financing	Residential Real Estate	Consumer Direct	Total
2020
Fourth quarter	$197	$2,412	$135	$1,256	—	$4,000
Third quarter	163	1,999	67	1,235	$208	3,672
Second quarter	82	2,661	47	925	—	3,715
First quarter	55	2,022	81	546	—	2,704
Total	$497	$9,094	$330	$3,962	$208	$14,091

2019
Fourth quarter	$50	$3,138	$222	$559	—	$3,969
Third quarter	220	2,600	68	569	247	3,704
Second quarter	154	1,864	96	329	—	2,443
First quarter	301	1,536	34	225	—	2,096
Total	$725	$9,138	$420	$1,682	247	$12,212

Figure 15 shows loans that are either administered or serviced by us but not recorded on the balance sheet; this includes loans that were sold.

Figure 15. Loans Administered or Serviced

December 31, in millions	2020	2019	2018	2017	2016
Commercial real estate loans	$371,016	$347,186	$291,158	$238,718	$218,135
Residential mortgage	8,311	6,146	5,209	4,582	4,198
Education loans	516	625	766	932	1,122
Commercial lease financing	1,359	1,047	916	862	899
Commercial loans	684	591	549	488	418
Consumer direct	1,711	2,243	—	—	—
Total	$383,597	$357,838	$298,598	$245,582	$224,772

In the event of default by a borrower, we are subject to recourse with respect to approximately $5.8 billion of the $384 billion of loans administered or serviced at December 31, 2020. Additional information about this recourse arrangement is included in Note 22 (“Commitments, Contingent Liabilities, and Guarantees”) under the heading “Recourse agreement with FNMA.”

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

Maturities and sensitivity of certain loans to changes in interest rates

Figure 16 shows the remaining maturities of certain commercial and real estate loans, and the sensitivity of those loans to changes in interest rates. At December 31, 2020, approximately 23% of these outstanding loans were scheduled to mature within one year.

Figure 16. Remaining Maturities and Sensitivity of Certain Loans to Changes in Interest Rates

December 31, 2020
in millions	Within One Year	One - Five Years	Over Five Years	Total
Commercial and industrial	$11,496	$34,546	$6,866	$52,907
Real estate — construction	944	726	316	1,987
Total	$12,440	$35,272	$7,182	$54,894
Loans with floating or adjustable interest rates (a)		$25,476	$3,897	$29,373
Loans with predetermined interest rates (b)		9,796	3,285	13,081
Total		$35,272	$7,182	$42,454

(a)Floating and adjustable rates vary in relation to other interest rates (such as the base lending rate) or a variable index that may change during the term of the loan.
(b)Predetermined interest rates either are fixed or may change during the term of the loan according to a specific formula or schedule.
Securities
Our securities portfolio totaled $35.2 billion at December 31, 2020, compared to $31.9 billion at December 31, 2019. Available-for-sale securities were $27.6 billion at December 31, 2020, compared to $21.8 billion at December 31, 2019. Held-to-maturity securities were $7.6 billion at December 31, 2020, compared to $10.1 billion at December 31, 2019.
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
Figure 17. Mortgage-Backed Securities by Issuer

December 31, in millions	2020	2019
FHLMC	$8,782	$5,115
FNMA	13,213	12,308
GNMA	12,109	14,112
Total (a)	$34,104	$31,535

(a)Includes securities held in the available-for-sale and held-to-maturity portfolios.

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

Figure 18. Securities Available for Sale

dollars in millions	U.S. Treasury, Agencies, and Corporations	States and Political Subdivisions	Agency Residential Collateralized Mortgage Obligations(a)	Agency Residential Mortgage-backed Securities(a),(b)	Agency Commercial Mortgage-backed Securities(a)	Other Securities	Total	Weighted-Average Yield(b)
December 31, 2020
Remaining maturity:
One year or less	$1,000	$—	$883	$1	—	$12	$1,896	0.63%
After one through five years	—	—	10,257	2,145	$3,489	—	15,891	2.08
After five through ten years	—	—	3,133	16	3,814	1	6,964	2.84
After ten years	—	—	—	2	2,803	—	2,805	1.35
Fair value	$1,000	$—	$14,273	$2,164	$10,106	$13	$27,556	—
Amortized cost	1,000	—	14,001	2,094	9,707	8	26,810	2.09%
Weighted-average yield (b)	0.16%	—	1.78%	1.99%	2.77%	.05%	2.09%	—
Weighted-average maturity	— years	— years	3.8 years	3.6 years	7.5 years	.7 years	4.5 years	—
December 31, 2019
Fair value	$334	$4	$12,783	$1,714	$6,997	$11	$21,843	—
Amortized cost	334	4	12,772	1,677	6,898	7	21,692	2.52%
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
Figure 19. Held-to-Maturity Securities

dollars in millions	Agency Residential Collateralized Mortgage Obligations(a)	Agency Residential Mortgage-backed Securities(a)	Agency Commercial Mortgage-backed Securities(a)	Asset-backed securities	Other Securities	Total	Weighted-Average Yield(b)
December 31, 2020
Remaining maturity:
One year or less	$70	—	—	$4	$3	$77	2.49%
After one through five years	2,903	$234	$1,777	15	12	4,941	2.40
After five through ten years	802	37	1,738	—	—	2,577	2.58
After ten years	—	—	—	—	—	—	—
Amortized cost	$3,775	$271	$3,515	$19	$15	$7,595	2.46%
Fair value	3,899	285	3,805	19	15	8,023	—
Weighted-average yield(b)	2.11%	2.50%	2.83%	1.72%	3.01%	2.46%	—
Weighted-average maturity	3.7 years	4.4 years	5.0 years	2.8 years	2.0 years	4.3 years	—
December 31, 2019
Amortized cost	$5,692	$409	$3,940	11	$15	$10,067	2.43%
Fair value	5,666	415	4,009	11	15	10,116	—
(a)Maturity is based upon expected average lives rather than contractual terms.
(b)Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a TE basis using the statutory federal income tax rate in effect that calendar year.

Deposits and other sources of funds

Figure 20. Breakdown of Deposits at December 31, 2020

Noninterest-bearing deposits 32%
Other time deposi… 2%
Certificates of deposit ($100,000 or more) 2%
Savings deposits 4%
NOW and money market deposit accounts 59%

Middle Market
12%
Public sector
7%
Large corporate
19%
Business banking
13%
Retail
49%

Deposits are our primary source of funding. At December 31, 2020, our deposits totaled $135.3 billion, an increase of $23.4 billion, compared to December 31, 2019. The increase in deposits compared to the prior year reflects the impact of PPP and government stimulus programs, in addition to our strategy to acquire and expand client relationships.

Wholesale funds, consisting of short-term borrowings and long-term debt, totaled $14.7 billion at December 31, 2020, compared to $13.5 billion at December 31, 2019. The increase from the prior year reflects our balance sheet optimization strategy.

Figure 21 shows the maturity distribution of time deposits of $100,000 or more.
Figure 21. Maturity Distribution of Time Deposits of $100,000 or More

December 31, 2020	Total
in millions
Remaining maturity:
Three months or less	$701
After three through six months	773
After six through twelve months	835
After twelve months	424
Total	$2,733

Capital

The objective of management of capital is to maintain capital levels consistent with our risk appetite and sufficient in size to operate within a wide range of operating environments. We have identified three primary uses of capital:

1.Investing in our businesses, supporting our clients, and loan growth;
2.    Maintaining or increasing our Common Share dividend; and
3.    Returning capital in the form of Common Share repurchases to our shareholders.

The following sections discuss certain ways we have deployed our capital. For further information, see the Consolidated Statements of Changes in Equity and Note 24 (“Shareholders' Equity”).
(a)Common Share repurchases were suspended during the third quarter of 2015 due to the then pending merger with First Niagara. We resumed our Common Share repurchase program during the third quarter of 2016 upon the completion of the First Niagara merger. Common Share repurchases were suspended during the second, third and fourth quarters of 2020 in response to the COVID-19 pandemic.

Dividends
Consistent with our capital plans, the Board declared a quarterly dividend of $.185 per Common Share for each quarter of 2020. These quarterly dividend payments brought our annual dividend to $.74 per Common Share for 2020.
Common Shares outstanding
Our Common Shares are traded on the NYSE under the symbol KEY with 32,099 holders of record at December 31, 2020. Our book value per Common Share was $16.53 based on 975.8 million shares outstanding at December 31, 2020, compared to $15.54 based on 977.2 million shares outstanding at December 31, 2019. At December 31, 2020, our tangible book value per Common Share was $13.61, compared to $12.56 at December 31, 2019.
Figure 35 in the section entitled “Fourth Quarter Results” shows per Common Share earnings and dividends paid by quarter for each of the last two years.
Figure 22 shows activities that caused the change in our outstanding Common Shares over the past two years.

Figure 22. Changes in Common Shares Outstanding

		2020 Quarters
in thousands	2020	Fourth	Third	Second	First	2019
Shares outstanding at beginning of period	977,189	976,205	975,947	975,319	977,189	1,019,503
Open market repurchases and return of shares under employee compensation plans	(8,974)	(1,092)	(1)	(19)	(7,862)	(50,247)
Shares issued under employee compensation plans (net of cancellations)	7,558	660	259	647	5,992	7,933
Shares outstanding at end of period	975,773	975,773	976,205	975,947	975,319	977,189

During 2020, Common Shares outstanding decreased by 1.4 million shares due to Common Share repurchases under our 2019 and 2020 capital plans.
At December 31, 2020, we had 280.9 million treasury shares, compared to 279.5 million treasury shares at December 31, 2019. Going forward, we expect to reissue treasury shares as needed in connection with stock-based compensation awards and for other corporate purposes.
Capital adequacy
Capital adequacy is an important indicator of financial stability and performance. All of our capital ratios remained in excess of regulatory requirements at December 31, 2020. Our capital and liquidity levels are intended to position us to weather an adverse operating environment while continuing to serve our clients’ needs, as well as to meet the Regulatory Capital Rules described in the “Supervision and regulation” section of Item 1 of this report. Our shareholders’ equity to assets ratio was 10.56% at December 31, 2020, compared to 11.75% at December 31, 2019. Our tangible common equity to tangible assets ratio was 7.93% at December 31, 2020, compared to 8.64% at December 31, 2019. The new minimum capital and leverage ratios under the Regulatory Capital Rules together with the estimated ratios of KeyCorp at December 31, 2020, calculated on a fully phased-in basis, are set forth under the heading “Basel III” in the “Supervision and Regulation” section in Item 1 of this report.

Figure 23 represents the details of our regulatory capital positions at December 31, 2020, and December 31, 2019, under the Regulatory Capital Rules. Information regarding the regulatory capital ratios of KeyCorp’s banking subsidiaries is presented in Note 24 (“Shareholders' Equity”).
Figure 23. Capital Components and Risk-Weighted Assets

December 31, dollars in millions		2020	2019
COMMON EQUITY TIER 1
Key shareholders’ equity (GAAP)		$17,981	$17,038
Less:	Preferred Stock (a)	1,856	1,856
Add:	CECL phase-in (b)	375	—
	Common Equity Tier 1 capital before adjustments and deductions	16,500	15,182
Less:	Goodwill, net of deferred taxes	2,560	2,584
	Intangible assets, net of deferred taxes	151	207
	Deferred tax assets	1	9
	Net unrealized gains (losses) on available-for-sale securities, net of deferred taxes	583	115
	Accumulated gains (losses) on cash flow hedges, net of deferred taxes	460	250
	Amounts in AOCI attributed to pension and postretirement benefit costs, net of deferred taxes	(306)	(339)
	Total Common Equity Tier 1 capital	13,051	12,356
TIER 1 CAPITAL
Common Equity Tier 1		13,051	12,356
Additional Tier 1 capital instruments and related surplus		1,856	1,856
Less:	Deductions	—	—
	Total Tier 1 capital	14,907	14,212
TIER 2 CAPITAL
Tier 2 capital instruments and related surplus		1,657	1,546
Allowance for losses on loans and liability for losses on lending-related commitments (b)		1,412	978
Less:	Deductions	—	—
	Total Tier 2 capital	3,069	2,524
	Total risk-based capital	$17,976	$16,736

RISK-WEIGHTED ASSETS
Risk-weighted assets on balance sheet		$103,604	$102,441
Risk-weighted off-balance sheet exposure		29,240	27,303
Market risk-equivalent assets		1,354	1,121
	Gross risk-weighted assets	134,198	130,865
Less:	Excess allowance for loan and lease losses	—	—
	Net risk-weighted assets	$134,198	$130,865
AVERAGE QUARTERLY TOTAL ASSETS		$166,771	$143,910

CAPITAL RATIOS
Tier 1 risk-based capital		11.11%	10.86%
Total risk-based capital		13.40	12.79
Leverage (c)		8.94	9.88
Common Equity Tier 1		9.73	9.44

(a)Net of capital surplus.
(b)Amount reflects our decision to adopt the CECL transitional provision.
(c)The ALLL included in Tier 2 capital is limited by regulation to 1.25% of the institution’s standardized total risk-weighted assets (excluding its standardized market risk-weighted assets). The ALLL includes $36 million and $10 million of allowance classified as “discontinued assets” on the balance sheet at December 31, 2020, and December 31, 2019, respectively.
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

Commitments to extend credit or funding
Loan commitments provide for financing on predetermined terms as long as the client continues to meet specified criteria. These commitments generally carry variable rates of interest and have fixed expiration dates or other termination clauses. We typically charge a fee for our loan commitments. Since a commitment may expire without resulting in a loan or being fully utilized, the total amount of an outstanding commitment may significantly exceed any related cash outlay. Further information about our loan commitments at December 31, 2020, is presented in Note 22 (“Commitments, Contingent Liabilities, and Guarantees”) under the heading “Commitments to Extend Credit or Funding.” Figure 24 shows the remaining contractual amount of each class of commitment to extend credit or funding. For loan commitments and commercial letters of credit, this amount represents our maximum possible accounting loss on the unused commitment if the borrower were to draw upon the full amount of the commitment and subsequently default on payment for the total amount of the then outstanding loan.

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
Contractual obligations
Figure 24 summarizes our significant contractual obligations, and lending-related and other off-balance sheet commitments at December 31, 2020, by the specific time periods in which related payments are due or commitments expire.
Figure 24. Contractual Obligations and Other Off-Balance Sheet Commitments

December 31, 2020	Within 1 year	After 1 through 3 years	After 3 through 5 years	After 5 years	Total
in millions
Contractual obligations:(a)
Deposits with no stated maturity	$129,539	—	—	—	$129,539
Time deposits of $100,000 or more	2,309	$378	$38	$8	2,733
Other time deposits	2,382	527	91	10	3,010
Federal funds purchased and securities sold under repurchase agreements	220	—	—	—	220
Bank notes and other short-term borrowings	759	—	—	—	759
Long-term debt	2,587	3,634	2,435	5,053	13,709
Noncancellable operating leases	143	252	178	236	809
Liability for unrecognized tax benefits	58	—	—	—	58
Purchase obligations (b)	213	277	70	5	565
Total	$138,210	$5,068	$2,812	$5,312	$151,402
Lending-related and other off-balance sheet commitments:
Commercial, including real estate	$17,903	$19,650	$11,719	$885	$50,157
Home equity	490	510	613	7,686	9,299
Credit cards	6,685	—	—	—	6,685
Purchase cards	708	—	—	—	708
Commercial letters of credit	61	7	6	—	74
Principal investing commitments	11	5	—	—	16
Tax credit investment commitments	487	—	—	—	487
Total	$26,345	$20,171	$12,338	$8,571	$67,426

(a)Deposits and borrowings exclude interest.
(b)Includes purchase obligations for goods and services covered by noncancellable contracts and contracts including cancellation fees.

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

Group	Overview and Responsibilities	Activities
Board of Directors	–Oversight capacity –Ensure Key’s risks are managed in a manner that is not only effective and balanced, but also has a fiduciary duty to the shareholders
–Understands Key's risk philosophy
–Approves the risk appetite
–Inquires about risk practices
–Reviews the portfolio of risks
–Compares the actual risks to the risk appetite
–Is apprised of significant risks, both actual and emerging, and determines whether management is responding appropriately
–Challenges management and ensures accountability

Board of Directors Audit Committee (a)
–Oversight of financial statement integrity, regulatory and legal requirements, independent auditors’ qualifications and independence, and the performance of the internal audit function and independent auditors
–Financial reporting, legal matters, and fraud risk

–Meets with management and approves significant policies relating to the risk areas overseen by the Audit Committee
–Receives reports on enterprise risk
–Meets bi-monthly
–Convenes to discuss the content of our financial disclosures and quarterly earnings releases

Board of Directors Risk Committee (a)
–Assist the Board in oversight of strategies, policies, procedures, and practices relating to the assessment and management of enterprise-wide risk, including credit, market, liquidity, model, operational, compliance, reputation, and strategic risks
–Assist the Board in overseeing risks related to capital adequacy, capital planning, and capital actions

–Reviews and provides oversight of management’s activities related to the enterprise-wide risk management framework, which includes an annual review of the ERM Policy, including the Risk Appetite Statement, and management and ERM reports
–Approves any material changes to the charter of the ERM Committee and significant policies relating to risk management, including corporate risk tolerances for major risk categories

ERM Committee
–Chaired by the Chief Executive Officer and comprising other senior level executives
–Manage risk and ensure that the corporate risk profile is managed in a manner consistent with our risk appetite
–Oversees the ERM Program, which encompasses our risk philosophy, policy, framework, and governance structure for the management of risks across the entire company
–Approves and manages the risk-adjusted capital framework we use to manage risks
Disclosure Committee
–Includes representatives from each of the Three Lines of Defense
–Meets quarterly to review recent internal and external events to determine whether all appropriate disclosures have been made in reports filed with the SEC
–Convenes quarterly to discuss the content of our 10-Q and 10-K
Tier 2 Risk Governance Committees
–Include attendees from each of the Three Lines of Defense
–The First Line of Defense is the line of business primarily responsible to accept, own, proactively identify, monitor, and manage risk
–The Second Line of Defense comprises Risk Management representatives who provide independent, centralized oversight over all risk categories by aggregating, analyzing, and reporting risk information
–Risk Review, our internal audit function, provides the Third Line of Defense. Its role is to provide independent assessment and testing of the effectiveness of, appropriateness of, and adherence to KeyCorp’s risk management policies, practices, and controls
–Supports the ERM Committee by identifying early warning events and trends, escalating emerging risks, and discussing forward-looking assessments
Chief Risk Officer	–Ensure that relevant risk information is properly integrated into strategic and business decisions –Ensure appropriate ownership of risks	–Provides input into performance and compensation decisions –Assesses aggregate enterprise risk –Monitors capabilities to manage critical risks –Executes appropriate Board and stakeholder reporting
–The Audit and Risk Committees meet jointly, as appropriate, to discuss matters that relate to each committee’s responsibilities. Committee chairpersons routinely meet with management during interim months to plan agendas for upcoming meetings and to discuss emerging trends and events that have transpired since the preceding meeting. All members of the Board receive formal reports designed to keep them abreast of significant developments during the interim months.

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

Trading market risk

Key incurs market risk as a result of trading activities that are used in support of client facilitation and hedging activities, principally within our investment banking and capital markets businesses. Key has exposures to a wide range of risk factors including interest rates, equity prices, foreign exchange rates, credit spreads, and commodity prices, as well as the associated implied volatilities and spreads. Our primary market risk exposures are a result of trading and hedging activities in the derivative and fixed income markets, including securitization exposures. At December 31, 2020, we did not have any re-securitization positions. We maintain modest trading inventories to facilitate customer flow, make markets in securities, and hedge certain risks including but not limited to credit risk and interest rate risk. The risks associated with these activities are mitigated in accordance with the Market Risk hedging policy.  The majority of our positions are traded in active markets.

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

Covered positions. We monitor the market risk of our covered positions as defined in the Market Risk Rule, which includes all of our trading positions as well as all foreign exchange and commodity positions, regardless of whether the position is in a trading account. Key’s covered positions may also include mortgage-backed and asset-backed securities that may be identified as securitization positions or re-securitization positions under the Market Risk Rule. The MRM as well as the LOB that trades securitization positions monitor the positions, the portfolio composition and the risks identified in this section on a daily basis consistent with the Market Risk policies and procedures. At December 31, 2020, covered positions did not include any re-securitization positions. Instruments that are used to hedge nontrading activities, such as bank-issued debt and loan portfolios, equity positions that are not actively traded, and securities financing activities, do not meet the definition of a covered position. The MRM is responsible for identifying our portfolios as either covered or non-covered. The Covered Position Working Group develops the final list of covered positions, and a summary is provided to the Market Risk Committee.

Our significant portfolios of covered positions are detailed below. We analyze market risk by portfolios of covered positions and do not separately measure and monitor our portfolios by risk type. The descriptions below incorporate the respective risk types associated with each of these portfolios.

•Fixed income includes those instruments associated with our capital markets business and the trading of securities as a dealer. These instruments may include positions in municipal bonds, bonds backed by the U.S. government, agency and corporate bonds, certain mortgage-backed and asset-backed securities, securities issued by the U.S. Treasury, money markets, and certain CMOs. The activities and instruments within the fixed income portfolio create exposures to interest rate and credit spread risks.
•Interest rate derivatives include interest rate swaps, caps, and floors, which are transacted primarily to accommodate the needs of commercial loan clients. In addition, we enter into interest rate derivatives to offset or mitigate the interest rate risk related to the client positions. The activities within this portfolio create exposures to interest rate risk.

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

Actual losses for the total covered positions did not exceed aggregate daily VaR on any day during the quarters ended December 31, 2020, and December 31, 2019. The MRM backtests our VaR model on a daily basis to evaluate its predictive power. The test compares VaR model results at the 99% confidence level to daily held profit and loss. Results of backtesting are provided to the Market Risk Committee. Backtesting exceptions occur when trading losses exceed VaR. We do not engage in correlation trading or utilize the internal model approach for measuring default and credit migration risk. Our net VaR approach incorporates diversification, but our VaR calculation does not include the impact of counterparty risk and our own credit spreads on derivatives.

The aggregate VaR at the 99% confidence level with a one day holding period for all covered positions was $2.8 million at December 31, 2020, and $.9 million at December 31, 2019. Figure 25 summarizes our VaR at the 99% confidence level with a one day holding period for significant portfolios of covered positions for the three months ended December 31, 2020, and December 31, 2019.

Figure 25. VaR for Significant Portfolios of Covered Positions

	2020				2019
	Three months ended December 31,				Three months ended December 31,
in millions	High	Low	Mean	December 31,	High	Low	Mean	December 31,
Trading account assets:
Fixed income	$2.9	$1.4	$2.1	$2.1	$1.2	$.6	$.9	$.8
Derivatives:
Interest rate	$1.0	.2	$.5	$.5	$.1	.1	$.1	$.1

Stressed VaR is calculated by running the portfolios through a predetermined stress period which is approved by the Market Risk Committee and is calculated at the 99% confidence level using the same model and assumptions used for general VaR. The aggregate stressed VaR for all covered positions was $2.8 million at December 31, 2020, and $5.1 million at December 31, 2019. Figure 26 summarizes our stressed VaR at the 99% confidence level with a one day holding period for significant portfolios of covered positions for the three months ended December 31, 2020, and December 31, 2019.

Figure 26. Stressed VaR for Significant Portfolios of Covered Positions

	2020				2019
	Three months ended December 31,				Three months ended December 31,
in millions	High	Low	Mean	December 31,	High	Low	Mean	December 31,
Trading account assets:
Fixed income	$2.9	$1.4	$2.1	$2.1	$5.7	$3.2	$4.5	$4.3
Derivatives:
Interest rate	$.9	$.2	$.5	$.5	$1.2	$.2	$.4	$.7

Internal capital adequacy assessment.  Market risk is a component of our internal capital adequacy assessment. Our risk-weighted assets include a market risk-equivalent asset amount, which consists of a VaR component, stressed VaR component, a de minimis exposure amount, and a specific risk add-on including the securitization positions. We had no securitization positions as defined by the Market Risk Rule at December 31, 2020. Specific risk is the price risk of individual financial instruments, which is not accounted for by changes in broad market risk factors and is measured through a standardized approach. Market risk weighted assets, including the specific risk calculations, are run quarterly by the MRM in accordance with the Market Risk Rule and approved by the Chief Market Risk Officer.

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
•“Basis risk” is the exposure to asymmetrical changes in interest rate indexes and occurs when floating-rate assets and floating-rate liabilities reprice at the same time, but in response to different market factors or indexes.
•“Yield curve risk” is the exposure to non-parallel changes in the slope of the yield curve (where the yield curve depicts the relationship between the yield on a particular type of security and its term to maturity) and occurs when interest-bearing liabilities and the interest-earning assets that they fund do not price or reprice to the same term point on the yield curve.
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

LIBOR Transition

As disclosed in Item 1A. Risk Factors of this report, LIBOR in its current form is not expected to be available after 2021 for new contracts and to cease publishing all tenors entirely after June 30, 2023. For most products, the most likely replacement rate is expected to be SOFR, which has been recommended by the ARRC, although uncertainty remains as to whether new benchmarks may evolve and a different credit sensitive benchmark could instead become the market-accepted benchmark. The Federal Reserve and the OCC have encouraged financial institutions not to wait for the end of 2021 to make the transition away from LIBOR. We have established an enterprise wide program to identify and address all LIBOR transition issues. We are collaborating closely with regulators and industry groups on the transition and closely monitoring developments in industry practices related to LIBOR alternatives. The goals of our LIBOR transition program are to:

•Identify and analyze LIBOR-based exposure and develop and execute transition strategies;
•Review and update near-term strategies and actions for our current LIBOR-based business currently being written;
•Assess financial impact and risk while planning and executing mitigation actions;
•Understand and strategically address the current market approach to LIBOR and SOFR; and
•Determine and execute system and process work to be operationally ready for SOFR or additional credit sensitive benchmarks.

As part of the LIBOR transition program, we completed an initial risk assessment to help us identify the impact and risks associated with various products, systems, processes, and models. This risk assessment has assisted us in making necessary updates to our infrastructure and operational systems and processes to implement a replacement rate, and we are progressing on schedule to be operationally ready for SOFR. We have compiled an inventory of existing legal contracts that are impacted by the LIBOR transition. We are assessing the LIBOR fallback language in those contracts and are devising a strategy to address the LIBOR transition for those contracts. We have also focused on refining LIBOR fallback language in new legal contracts including requiring the use of robust fallback language. Our progress is well-paced, especially as it is likely many of the legacy contracts will be provided additional time to remediate due to recent announcements by the ICE Benchmark Administration, the FCA-regulated and authorized administrator of LIBOR, that certain LIBOR tenors may continue until June 2023 for legacy contract purposes. We expect to leverage recommendations made by the ARRC and ISDA that are tailored to our specific client segments.

Net interest income simulation analysis. The primary tool we use to measure our interest rate risk is simulation analysis. For purposes of this analysis, we estimate our net interest income based on the current and projected composition of our on- and off-balance sheet positions, accounting for recent and anticipated trends in customer activity. The analysis also incorporates assumptions for the current and projected interest rate environments and balance sheet growth projections based on a most likely macroeconomic view. The modeling incorporates investment portfolio and swap portfolio balances consistent with management's desired interest rate risk positioning. The simulation model estimates the amount of net interest income at risk by simulating the change in net interest income that would occur if rates were to gradually increase or decrease over the next 12 months (subject to a floor on market interest rates at zero).

Figure 27 presents the results of the simulation analysis at December 31, 2020, and December 31, 2019. At December 31, 2020, our simulated impact to changes in interest rates was modest. Exposure to declining rates remains nominal given the low level of market rates in comparison to the floor utilized in the scenario. Exposure to rising rates has changed from a detriment in 2019 to a benefit currently as the lower actual market rates reduce the need for additional modeled hedges and lower the projected deposit pricing beta to rising rates. Tolerance levels for risk management require the development of remediation plans to maintain residual risk within tolerance if simulation modeling demonstrates that a gradual, parallel 200 basis point increase or 200 basis point decrease in interest rates over the next 12 months would adversely affect net interest income over the same period by more than 5.5%. Current modeled exposure is within Board approved tolerances.

Figure 27. Simulated Change in Net Interest Income

	December 31, 2020		December 31, 2019
Basis point change assumption (short-term rates)	-200	+200	-150	+200
Assumed floor in market rates (in basis points)	—	N/A	25	N/A
Tolerance level	-5.50%	-5.50%	-5.50%	-5.50%
Interest rate risk assessment	-2.52%	4.98%	-2.47%	-1.45%

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

The results of additional assessments indicate that net interest income could increase or decrease from the base simulation results presented in Figure 27. Net interest income is highly dependent on the timing, magnitude, frequency, and path of interest rate changes and the associated assumptions for deposit repricing relationships, lending spreads, and the balance behavior of transaction accounts. If fixed rate assets increase by $1 billion, or fixed rate liabilities decrease by $1 billion, then the benefit to rising rates would decrease by approximately 25 basis points. If the interest-bearing liquid deposit beta assumption increases or decreases by 5% (e.g., 40% to 45%), then the benefit to rising rates would decrease or increase by approximately 120 basis points.

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

Economic value of equity modeling. EVE complements net interest income simulation analysis as it estimates risk exposure beyond 12-, 24-, and 36-month horizons. EVE modeling measures the extent to which the economic values of assets, liabilities, and off-balance sheet instruments may change in response to fluctuations in interest rates. EVE is calculated by subjecting the balance sheet to an immediate 200 basis point increase or decrease in interest rates, measuring the resulting change in the values of assets, liabilities, and off-balance sheet instruments, and comparing those amounts with the base case of the current interest rate environment.  This analysis is highly dependent upon assumptions applied to assets and liabilities with non-contractual maturities. Those assumptions are based on historical behaviors, as well as our expectations. We develop remediation plans that would maintain residual risk within tolerance if this analysis indicates that our EVE will decrease by more than 15% in response to an immediate increase or decrease in interest rates. We are operating within these guidelines as of December 31, 2020.

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

Figure 28. Portfolio Swaps and Options by Interest Rate Risk Management Strategy

	December 31, 2020
				Weighted-Average			December 31, 2019
dollars in millions	Notional Amount	Fair Value		Maturity (Years)	Receive Rate	Pay Rate	Notional Amount	Fair Value
Receive fixed/pay variable — conventional A/LM (a)	$21,035	$632		2.4	1.8%	.2%	$19,270	$312
Receive fixed/pay variable — conventional debt	7,787	415		3.8	2.1	.1	8,189	240
Receive fixed/pay variable — forward A/LM	—	—		—	—	—	3,400	32
Pay fixed/receive variable — conventional debt	50	(11)		7.5	.2	3.6	50	(7)
Pay fixed/receive variable — forward securities	2,080	21		11.2	.3	1.0	—	—
Total portfolio swaps	$30,952	$1,057	(c)	3.4	1.8%	.2%	$30,909	$577	(c)

Floors — conventional A/LM — purchased (b)	$5,000	$17		.8	—	—	$4,200	149
Floors — conventional A/LM — sold (b)	—	—		—	—	—	3,900	(15)
Total floors	$5,000	$17		1.0	—	—	$8,100	134

(a)Portfolio swaps designated as A/LM are used to manage interest rate risk tied to both assets and liabilities.
(b)Conventional A/LM floors do not have a stated receive rate or pay rate and are given a strike price on the option.
(c)Excludes accrued interest of $145 million and $543 million at December 31, 2020, and December 31, 2019, respectively.
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

Our credit ratings at December 31, 2020, are shown in Figure 29 . We believe these credit ratings, under normal conditions in the capital markets, will enable KeyCorp or KeyBank to issue fixed income securities to investors.
Figure 29. Credit Ratings

December 31, 2020	Short-Term Borrowings	Long-Term Deposits(a)	Senior Long-Term Debt	Subordinated Long-Term Debt	Capital Securities	Preferred Stock
KEYCORP (THE PARENT COMPANY)
Standard & Poor’s	A-2	N/A	BBB+	BBB	BB+	BB+
Moody’s	P-2	N/A	Baa1	Baa1	Baa2	Baa3
Fitch	F1	N/A	A-	BBB+	BB+	BB+
DBRS	R-1(low)	N/A	A	A (low)	A (low)	BBB

KEYBANK
Standard & Poor’s	A-2	N/A	A-	BBB+	N/A	N/A
Moody’s	P-2	P-1/Aa3	A3	Baa1	N/A	N/A
Fitch	F1	A	A-	BBB+	N/A	N/A
DBRS	R-1(middle)	A (high)	A (high)	A	N/A	N/A
(a)P-1 rating assigned by Moody’s is specific to KeyBank’s short-term bank deposit ratings.
Managing liquidity risk
Most of our liquidity risk is derived from our business model, which involves taking in deposits, many of which can be withdrawn at anytime, and lending them out in the form of illiquid loan assets. The assessments of liquidity risk are measured under the assumption of normal operating conditions as well as under a stressed environment. We manage these exposures in accordance with our risk appetite, and within Board-approved policy limits.

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

We maintain a Contingency Funding Plan that outlines the process for addressing a liquidity crisis. The plan provides for an evaluation of funding sources under various market conditions. It also assigns specific roles and responsibilities for managing liquidity through a problem period. As part of the plan, we maintain on-balance sheet liquid reserves referred to as our liquid asset portfolio, which consists of high quality liquid assets. During a problem period, that reserve could be used as a source of funding to provide time to develop and execute a longer-term strategy. The liquid asset portfolio at December 31, 2020, totaled $36.6 billion, consisting of $21.1 billion of unpledged securities, $66.9 million of securities available for secured funding at the FHLB, and $15.4 billion of net balances of federal funds sold and balances in our Federal Reserve account. The liquid asset portfolio can fluctuate due to excess liquidity, heightened risk, or prefunding of expected outflows, such as debt maturities. Additionally, as of December 31, 2020, our unused borrowing capacity secured by loan collateral was $22.6 billion at the Federal Reserve Bank of Cleveland and $8.4 billion at the FHLB of Cincinnati. In 2020, Key’s outstanding FHLB of Cincinnati advances increased by $0.5 billion due to an increase in borrowings.
Long-term liquidity strategy
Our long-term liquidity strategy is to be predominantly funded by core deposits. However, we may use wholesale funds to sustain an adequate liquid asset portfolio, meet daily cash demands, and allow management flexibility to execute business initiatives. Key’s client-based relationship strategy provides for a strong core deposit base that, in conjunction with intermediate and long-term wholesale funds managed to a diversified maturity structure and investor base, supports our liquidity risk management strategy. We use the loan-to-deposit ratio as a metric to monitor these strategies. Our target loan-to-deposit ratio is 90-100% (at December 31, 2020, our loan-to-deposit ratio was 76.5%), which we calculate as the sum of total loans, loans held for sale, and nonsecuritized discontinued loans divided by deposits.

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

On March 10, 2020, KeyBank issued $700 million of 1.25% Senior Bank Notes due March 10, 2023. On December 16, 2020, KeyBank issued $750 million of Fixed-to-Floating Rate Senior Bank Notes due January 3, 2024, and $350 million of Floating Rate Senior Bank Notes due January 3, 2024.

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

We use a parent cash coverage months metric as the primary measure to assess parent company liquidity. The parent cash coverage months metric measures the number of months into the future where projected obligations can be met with the current quantity of liquidity. We generally issue term debt to supplement dividends from KeyBank to manage our liquidity position at or above our targeted levels. The parent company generally maintains cash and short-term investments in an amount sufficient to meet projected debt maturities over at least the next 24 months. At December 31, 2020, KeyCorp held $3.8 billion in cash, which we projected to be sufficient to meet our projected obligations, including the repayment of our maturing debt obligations for the periods prescribed by our risk tolerance.

Typically, KeyCorp meets its liquidity requirements through regular dividends from KeyBank, supplemented with term debt. Federal banking law limits the amount of capital distributions that a bank can make to its holding company without prior regulatory approval. A national bank’s dividend-paying capacity is affected by several factors, including net profits (as defined by statute) for the two previous calendar years and for the current year, up to the date of dividend declaration. During 2020, KeyBank paid $1.25 billion in cash dividends to KeyCorp. At January 1, 2021, KeyBank had regulatory capacity to pay $720 million in dividends to KeyCorp without prior regulatory approval.

On February 6, 2020, KeyCorp issued $800 million of 2.250% Senior Notes due April 6, 2027, under its Medium-Term Note Program.
Our liquidity position and recent activity

Over the past 12 months, our liquid asset portfolio, which includes overnight and short-term investments, as well as unencumbered, high quality liquid securities held as protection against a range of potential liquidity stress scenarios, has increased as a result of an increase in balances held at the Federal Reserve, partially offset by a decrease in unpledged securities. The liquid asset portfolio continues to exceed the amount that we estimate would be necessary to manage through an adverse liquidity event by providing sufficient time to develop and execute a longer-term solution.
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
The Consolidated Statements of Cash Flows summarize our sources and uses of cash by type of activity for the years ended December 31, 2020, and December 31, 2019.
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
Our credit risk management team uses risk models to evaluate consumer loans. These models, known as scorecards, forecast the probability of serious delinquency and default for an applicant. The scorecards are embedded in the application processing system, which allows for real-time scoring and automated decisions for many of our products. We periodically validate the loan scoring processes.
We maintain an active concentration management program to mitigate concentration risk in our credit portfolios. For individual obligors, we employ a sliding scale of exposure, known as hold limits, which is dictated by the type of loan and strength of the borrower.
Allowance for loan and lease losses
We estimate the appropriate level of the ALLL on at least a quarterly basis. The methodology used is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses.” Briefly, the ALLL estimate uses various models and estimation techniques based on our historical loss experience, current borrower characteristics, current conditions, reasonable and supportable forecasts and other relevant factors. As described in Note 1 (“Summary of Significant Accounting Policies”), on January 1, 2020, we adopted ASC 326, Financial Instruments — Credit Losses, and as such, an expected credit loss methodology, specifically current expected credit losses for the remaining life of our loans and leases, will be used to estimate the appropriate level of the ALLL. For more information, see Note 5 (“Asset Quality”).
As shown in Figure 30, our ALLL from continuing operations increased by $726 million, or 80.7%, from December 31, 2019. Our commercial ALLL decreased by $124 million, or 16.5%, with the adoption of ASU 2016-13, Financial Instruments — Credit Losses at January 1, 2020. The commercial ALLL increased by $472 million, or 75.3%, from January 1, 2020, through December 31, 2020, driven by updated economic forecasts that capture additional deterioration triggered by the global COVID-19 pandemic. Our consumer ALLL increased by $328 million, or 220.1%, with the adoption of ASU 2016-13, Financial Instruments — Credit Losses at January 1, 2020. The consumer ALLL increased $50 million, or 10.5%, from January 1, 2020, through December 31, 2020, driven by portfolio growth and updated economic forecasts that capture additional deterioration triggered by the global COVID-19 pandemic.

Figure 30. Allocation of the Allowance for Loan and Lease Losses

	2020			2019			2018
December 31, dollars in millions	Total Allowance	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Total Allowance	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Total Allowance	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans
Commercial and industrial	$678	41.7%	52.3%	$551	61.2%	51.0%	$532	60.2%	51.1%
Commercial real estate:
Commercial mortgage	327	20.1	12.5	143	15.9	14.3	142	16.1	15.9
Construction	47	2.9	2.0	22	2.4	1.6	33	3.8	1.9
Total commercial real estate loans	374	23.0	14.5	165	18.3	15.9	175	19.9	17.8
Commercial lease financing	47	2.9	4.3	35	3.9	5.0	36	4.1	5.1
Total commercial loans	1,099	67.6	71.1	751	83.4	71.9	743	84.2	74.0
Real estate — residential mortgage	102	6.3	9.2	7.8		7.4	7	0.8	6.2
Home equity loans	171	10.5	9.2	31	3.5	10.9	35	3.9	12.4
Consumer direct loans	128	5.3	4.7	34	3.8	3.7	30	3.4	2.0
Credit cards	87	7.9	1.0	47	5.2	1.2	48	5.4	1.3
Consumer indirect loans	39	2.4	4.8	30	3.3	4.9	20	2.3	4.1
Total consumer loans	527	32.4	28.9	149	16.6	28.1	140	15.8	26.0
Total loans (a)	$1,626	100.0%	100.0%	$900	100.0%	100.0%	$883	100.0%	100.0%

	2017			2016
	Total Allowance	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Total Allowance	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans
Commercial and industrial	$529	60.3%	48.4%	$508	59.2%	46.2%
Commercial real estate:
Commercial mortgage	133	15.2	16.3	144	16.8	17.6
Construction	30	3.4	2.3	22	2.6	2.7
Total commercial real estate loans	163	18.6	18.6	166	19.4	20.3
Commercial lease financing	43	4.9	5.6	42	4.9	5.4
Total commercial loans	735	83.8	72.6	716	83.5	71.9
Real estate — residential mortgage	7	0.8	6.3	17	2.0	6.5
Home equity loans	43	4.9	13.9	54	6.3	14.7
Consumer direct loans	28	3.2	2.1	24	2.8	2.1
Credit cards	44	5.0	1.3	38	4.4	1.3
Consumer indirect loans	20	2.3	3.8	9	1.0	3.5
Total consumer loans	142	16.2	27.4	142	16.5	28.1
Total loans (a)	$877	100.0%	100.0%	$858	100.0%	100.0%

(a)Excludes allocations of the ALLL related to the discontinued operations of the education lending business in the amount of $36 million at December 31, 2020, $10 million at December 31, 2019, $14 million at December 31, 2018, $16 million at December 31, 2017, and $24 million at December 31, 2016.

Net loan charge-offs
Figure 31 shows the trend in our net loan charge-offs by loan type, while the composition of loan charge-offs and recoveries by type of loan is presented in Figure 32.
Over the past 12 months, net loan charge-offs increased $19 million. In 2021, we expect net loan charge-offs to average loans to remain within our long-term targeted range of 40 to 60 basis points.
Figure 31. Net Loan Charge-offs from Continuing Operations

Year ended December 31,
dollars in millions	2020	2019	2018	2017	2016
Commercial and industrial	$317	$292	$122	$93	$107
Real estate — commercial mortgage	16	6	18	9	(4)
Real estate — construction	—	5	(2)	1	7
Commercial lease financing	34	21	5	8	9
Total commercial loans	367	324	143	111	119
Real estate — residential mortgage	1	1	1	(1)	3
Home equity loans	4	11	10	15	16
Consumer direct loans	30	34	29	28	22
Credit cards	31	37	37	39	31
Consumer indirect loans	10	17	14	16	14
Total consumer loans	76	100	91	97	86
Total net loan charge-offs	$443	$424	$234	$208	$205
Net loan charge-offs to average loans	.43%	.46%	.26%	.24%	.29%
Net loan charge-offs from discontinued operations — education lending business	$—	$7	$10	$18	$17
(a)Credit amounts indicate that recoveries exceeded charge-offs.

Figure 32. Summary of Loan and Lease Loss Experience from Continuing Operations

Year ended December 31, dollars in millions	2020	2019	2018	2017	2016
Average loans outstanding	$102,689	$91,511	$88,338	$86,365	$71,148
Allowance for loan and lease looses at the end of the prior period	$900	$883	$877	$858	$796
Cumulative effect from change in accounting principle (a)	204	—	—	—	—
Allowance for loan and lease losses at beginning of period	1,104	883	877	858	796
Loans charged off:
Commercial and industrial	351	319	159	133	118

Real estate — commercial mortgage	19	8	21	11	5
Real estate — construction	—	5	—	2	9
Total commercial real estate loans (c)	19	13	21	13	14
Commercial lease financing	35	26	10	14	12
Total commercial loans (d)	405	358	190	160	144
Real estate — residential mortgage	2	3	3	3	4
Home equity loans	11	19	21	30	30
Consumer direct loans	37	41	36	34	27
Credit cards	39	44	44	44	35
Consumer indirect loans	28	34	30	31	21
Total consumer loans	117	141	134	142	117
Total loans charged off	522	499	324	302	261
Recoveries:
Commercial and industrial	34	27	37	40	11

Real estate — commercial mortgage	3	2	3	2	9
Real estate — construction	—	—	2	1	2
Total commercial real estate loans (c)	3	2	5	3	11
Commercial lease financing	1	5	5	6	3
Total commercial loans (d)	38	34	47	49	25
Real estate — residential mortgage	1	2	2	4	1
Home equity loans	7	8	11	15	14
Consumer direct loans	7	7	7	6	5
Credit cards	8	7	7	5	4
Consumer indirect loans	18	17	16	15	7
Total consumer loans	41	41	43	45	31
Total recoveries	79	75	90	94	56
Net loan charge-offs	(443)	(424)	(234)	(208)	(205)
Provision (credit) for loan and lease losses	965	441	240	227	267
Foreign currency translation adjustment	—	—	—	—	—
Allowance for loan and lease losses at end of year	$1,626	$900	$883	$877	$858
Liability for credit losses on lending-related commitments at the end of the prior period	$68	$64	$57	$55	$56
Liability for credit losses on contingent guarantees at the end of the prior period	7	—	—	—	—
Cumulative effect from change in accounting principle (a)(b)	66	—	—	—	—
Liability for credit losses on lending-related commitments at beginning of the year	141	64	57	55	56
Provision (credit) for losses on lending-related commitments	56	4	6	2	(1)
Liability for credit losses on lending-related commitments at end of the year (e)	$197	$68	$63	$57	$55
Total allowance for credit losses at end of the year	$1,823	$968	$946	$934	$913
Net loan charge-offs to average total loans	.43%	.46%	.26%	.24%	.29%
Allowance for loan and lease losses to period-end loans	1.61	.95	.99	1.01	1.00
Allowance for credit losses to period-end loans	1.80	1.02	1.06	1.08	1.06
Allowance for loan and lease losses to nonperforming loans	207.1	156.0	162.9	174.4	137.3
Allowance for credit losses to nonperforming loans	232.2	167.8	174.5	185.7	146.1
Discontinued operations — education lending business:
Loans charged off	$5	$12	$15	$26	$28
Recoveries	5	5	5	8	11
Net loan charge-offs	$—	$(7)	$(10)	$(18)	$(17)

(a)The cumulative effect from change in accounting principle relates to the January 1, 2020, adoption of ASC 2016-13.
(b)Excludes $4 million related to the provision for other financial assets.
(c)See Figure 12 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial real estate loan portfolio.
(d)See Figure 11 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial loan portfolio.
(e)Included in “accrued expense and other liabilities” on the balance sheet.

Nonperforming assets

Figure 33 shows the composition of our nonperforming assets. As shown in Figure 33, nonperforming assets increased $222 million during 2020. The increase was in part driven by pandemic impacts on our consumer related mortgages, commercial and industrial exposures, and modest increases in real estate commercial mortgages. NPAs were also impacted by the addition of a single large oil and gas property into OREO. See Note 1 (“Summary of Significant Accounting Policies”) under the headings “Nonperforming Loans,” “Impaired Loans,” and “Allowance for Loan and Lease Losses” for a summary of our nonaccrual and charge-off policies.
Figure 33. Summary of Nonperforming Assets and Past Due Loans from Continuing Operations

December 31,
dollars in millions	2020	2019	2018	2017	2016
Commercial and industrial	$385	$264	$152	$153	$297

Real estate — commercial mortgage	104	83	81	30	26
Real estate — construction	—	2	2	2	3
Total commercial real estate loans (a)	104	85	83	32	29
Commercial lease financing	8	6	9	6	8
Total commercial loans (b)	497	355	244	191	334
Real estate — residential mortgage	110	48	62	58	56
Home equity loans	154	145	210	229	223
Consumer direct loans	5	4	4	4	6
Credit cards	2	3	2	2	2
Consumer indirect loans	17	22	20	19	4
Total consumer loans	288	222	298	312	291
Total nonperforming loans	785	577	542	503	625
Nonperforming loans held for sale	49	94	—	—	—
OREO	100	35	35	31	51
Other nonperforming assets	3	9	—	—	—
Total nonperforming assets	$937	$715	$577	$534	$676

Accruing loans past due 90 days or more	$86	$101	$112	$89	$87
Accruing loans past due 30 through 89 days	241	389	312	359	404
Restructured loans — accruing and nonaccruing (c)	363	347	399	317	280
Restructured loans included in nonperforming loans (c)	229	183	247	189	141
Nonperforming assets from discontinued operations — education lending business	5	7	8	7	5
Nonperforming loans to period-end portfolio loans	.78%	.61%	.61%	.58%	.73%
Nonperforming assets to period-end portfolio loans plus OREO and other nonperforming assets (c)	.92	.75	.64	.62	.79

(a)See Figure 12 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial real estate loan portfolio.
(b)See Figure 11 and the accompanying discussion in the “Loans and loans held for sale” section for more information related to our commercial loan portfolio.
(c)Restructured loans (i.e., TDRs) are those for which Key, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. See Note 5,(“Asset Quality“) for more information on our TDRs.
Figure 34 shows the types of activity that caused the change in our nonperforming loans during each of the last four quarters and the years ended December 31, 2020, and December 31, 2019.
Figure 34. Summary of Changes in Nonperforming Loans from Continuing Operations

		2020 Quarters
in millions	2020	Fourth	Third	Second	First	2019
Balance at beginning of period	$577	$834	$760	$632	$577	$542
Loans placed on nonaccrual status(a)	1,199	300	387	293	219	924
Charge-offs	(521)	(160)	(150)	(111)	(100)	(380)
Loans sold	(24)	(9)	(6)	(5)	(4)	(57)
Payments	(226)	(83)	(83)	(29)	(31)	(141)
Transfers to OREO	(6)	(3)	—	—	(3)	(19)
Transfers to nonperforming loans held for sale	—	—	—	—	—	(125)
Transfers to other nonperforming assets	—	—	—	—	—	(13)
Loans returned to accrual status	(214)	(94)	(74)	(20)	(26)	(154)
Balance at end of period	$785	$785	$834	$760	$632	$577

(a)PCI loans meeting nonperforming criteria were historically excluded from Key's nonperforming disclosures. As a result of CECL implementation on January 1, 2020, PCI loans became PCD loans. PCD loans that met the definition of nonperforming are now included in nonperforming disclosures, resulting in a $45 million increase in nonperforming loans in the first quarter of 2020.

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

Cyberattack risks may also occur with our third-party technology service providers, and may result in financial loss or liability that could adversely affect our financial condition or results of operations. Cyberattacks could also interfere with third-party providers’ ability to fulfill their contractual obligations to us. High-profile cyberattacks have targeted retailers, credit bureaus, and other businesses for the purpose of acquiring the confidential information (including personal, financial, and credit card information) of customers, some of whom are customers of ours. We may incur expenses related to the investigation of such attacks or related to the protection of our customers from identity theft as a result of such attacks. In 2020, many companies and U.S. government organizations were victims of a sophisticated and targeted supply chain attack on the SolarWinds Orion software. While Key does not utilize the SolarWinds software products, some of our vendors do. We may incur expenses to enhance our systems or processes to protect against cyber or other security incidents. Risks and exposures related to cyberattacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking, and other technology-based products and services by us and our clients. See the risk factor entitled “Our information systems may experience an interruption or breach in security” in Part 1, Item 1A. Risk Factors for additional information on risks related to information security.

As described in more detail in “Risk Management — Overview” in Item 7 of this report, the Board serves in an oversight capacity ensuring that Key’s risks are managed in a manner that is effective and balanced and adds value for the shareholders. The Board’s Risk Committee has primary oversight for enterprise-wide risk at KeyCorp, including operational risk (which includes cybersecurity). The Risk Committee reviews and provides oversight of management’s activities related to the enterprise-wide risk management framework, including cyber-related risk. Board members are updated on cybersecurity matters at each regularly-scheduled Board meeting. The ERM Committee, chaired by the Chief Executive Officer and comprising other senior level executives, is responsible for managing risk (including cyber-related risk) and ensuring that the corporate risk profile is managed in a manner consistent with our risk appetite. The ERM Committee reports to the Board’s Risk Committee.

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

	Year ended December 31,
	dollars in millions	2020	2019	2018	2017	2016
	Tangible common equity to tangible assets at period end
	Key shareholders’ equity (GAAP)	$17,981	$17,038	$15,595	$15,023	$15,240
Less:	Intangible assets (a)	2,848	2,910	2,818	2,928	2,788
	Preferred Stock (b)	1,856	1,856	1,421	1,009	1,640
	Tangible common equity (non-GAAP)	$13,277	$12,272	$11,356	$11,086	$10,812
	Total assets (GAAP)	$170,336	$144,988	$139,613	$137,698	$136,453
Less:	Intangible assets (a)	2,848	2,910	2,818	2,928	2,788
	Tangible assets (non-GAAP)	$167,488	$142,078	$136,795	$134,770	$133,665
	Tangible common equity to tangible assets ratio (non-GAAP)	7.93%	8.64%	8.30%	8.23%	8.09%
	Average tangible common equity
	Average Key shareholders’ equity (GAAP)	$17,636	$16,636	$15,131	$15,224	$12,647
Less:	Intangible assets (average) (c)	2,878	2,909	2,869	2,837	1,825
	Preferred Stock (average)	1,900	1,755	1,205	1,137	627
	Average tangible common equity (non-GAAP)	$12,858	$11,972	$11,057	$11,250	$10,195
	Return on average tangible common equity from continuing operations
	Income (loss) from continuing operations attributable to Key common shareholders (GAAP)	$1,223	$1,611	$1,793	$1,219	$753

	Average tangible common equity (non-GAAP)	$12,858	$11,972	$11,057	$11,250	$10,195
	Return on average tangible common equity from continuing operations (non-GAAP)	9.51%	13.46%	16.22%	10.84%	7.39%
	Return on average tangible common equity consolidated
	Net income (loss) attributable to Key common shareholders (GAAP)	$1,237	$1,620	$1,800	$1,226	$754
	Average tangible common equity (non-GAAP)	12,858	11,972	11,057	11,250	10,195
	Return on average tangible common equity consolidated (non-GAAP)	9.62%	13.53%	16.28%	10.90%	7.40
(a)For the years ended December 31, 2020, December 31, 2019, December 31, 2018, December 31, 2017, and December 31, 2016, intangible assets exclude $4 million, $7 million, $14 million, $26 million, and $42 million,, respectively, of period-end purchased credit card relationships.
(b)Net of capital surplus.
(c)For the years ended December 31, 2020, December 31, 2019, December 31, 2018, December 31, 2017, and December 31, 2016, average intangible assets exclude $6 million, $10 million, $20 million, $34 million, and $43 million, respectively, of average purchased credit card relationships.

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

Year ended December 31,
dollars in millions		2020	2019	2018	2017	2016
Cash efficiency ratio
Noninterest expense (GAAP)		$4,109	$3,901	$3,975	$4,098	$3,756
Less:	Intangible asset amortization (GAAP)	65	89	99	95	55
Adjusted noninterest expense (non-GAAP)		$4,044	$3,812	$3,876	$4,003	$3,701

Net interest income (GAAP)		$4,034	$3,909	$3,909	$3,777	$2,919
Plus:	TE adjustment	29	32	31	53	34
Noninterest income (GAAP)		2,652	2,459	2,515	2,478	2,071
Total TE revenue (non-GAAP)		$6,715	$6,400	$6,455	$6,308	$5,024

Cash efficiency ratio (non-GAAP)		60.2%	59.6%	60.0%	63.5%	73.7%

Fourth Quarter Results
Figure 35 shows our financial performance for each of the past eight quarters. Highlights of our results for the fourth quarter of 2020 are summarized below.
Earnings
Our fourth quarter net income from continuing operations attributable to Key common shareholders was $549 million, or $.56 per diluted Common Share, compared to $439 million, or $.45 per diluted Common Share, for the fourth quarter of 2019.
On an annualized basis, our return on average total assets from continuing operations for the fourth quarter of 2020 was 1.35%, compared to 1.27% for the fourth quarter of 2019. The annualized return on average tangible common equity from continuing operations was 16.61% for the fourth quarter of 2020, compared to 14.09% for the year-ago quarter.

Net interest income

TE net interest income was $1.0 billion for the fourth quarter of 2020, compared to TE net interest income of $987 million for the fourth quarter of 2019. The increase in net interest income reflects higher earning asset balances and loan fees, partially offset by a lower net interest margin. The net interest margin was impacted by lower interest rates and a change in balance sheet mix, including elevated levels of liquidity and Key's participation in the PPP.

Noninterest income

Our noninterest income was $802 million for the fourth quarter of 2020, compared to $651 million for the year-ago quarter. Noninterest income increased by $151 million, primarily driven by a $62 million increase in investment banking and debt placement fees. The record fourth quarter of 2020 for investment banking and debt placement fees was largely related to strong M&A activity. Cards and payments income increased $30 million from the year-ago period, driven by higher prepaid card activity. Additionally, investments made in Key's mortgage business continue to drive consumer mortgage income and commercial mortgage servicing fees, which increased $22 million and $13 million, respectively, from the year-ago quarter.

Noninterest expense

Our noninterest expense was $1.1 billion for the fourth quarter of 2020, compared to $980 million for the fourth quarter of 2019. The increase is primarily related to higher personnel costs of $110 million, reflecting higher production-related incentives and higher salaries due to merit increases. Other drivers for the year-over-year increases include payments-related expenses from prepaid card activity incurred in the current period, as well as COVID-19-related costs related to steps that the company has taken to ensure the health and safety of teammates.

Provision for credit losses

Our provision for credit losses was $20 million for the fourth quarter of 2020, compared to $109 million for the fourth quarter of 2019. The provision for credit losses reflects the adoption of the CECL accounting standard on January 1, 2020. This framework requires that management estimate credit losses over the full remaining expected life and consider expected future changes in macroeconomic conditions. Our ALLL was $1.6 billion, or 1.61% of total period-end loans, at December 31, 2020, compared to .95% at December 31, 2019.

Net loan charge-offs for the fourth quarter of 2020 totaled $135 million, or .53% of average total loans. These results compare to $99 million, or .42%, for the fourth quarter of 2019. The allowance for credit losses was $1.8 billion, or 1.80% of total period-end loans at December 31, 2020, compared to 1.02% at December 31, 2019.

At December 31, 2020, Key’s nonperforming loans totaled $785 million, which represented .78% of period-end portfolio loans. These results compare to .61% at December 31, 2019. Nonperforming assets at December 31, 2020, totaled $937 million, and represented .92% of period-end portfolio loans and OREO and other nonperforming assets compared to .75% at December 31, 2019.

Income taxes

For the fourth quarter of 2020, we recorded a tax provision from continuing operations of $114 million, compared to a tax provision of $75 million for the fourth quarter of 2019. The fourth quarter of 2019 included a tax benefit of $11 million related to the reversal of a valuation allowance against federal and state capital loss carryforwards acquired from First Niagara Financial Group utilized in the quarter. The effective tax rate for the fourth quarter of 2020 was 16.5%, compared to 14.0% for the same quarter one year ago.

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

Figure 35. Selected Quarterly Financial Data

	2020 Quarters				2019 Quarters
dollars in millions, except per share amounts	Fourth	Third	Second	First	Fourth	Third	Second	First
FOR THE PERIOD
Interest income	$1,125	$1,119	$1,190	$1,251	$1,285	$1,317	$1,329	$1,304
Interest expense	90	119	172	270	306	345	348	327
Net interest income	1,035	1,000	1,018	981	979	972	981	977
Provision for credit losses	20	160	482	359	109	200	74	62
Noninterest income	802	681	692	477	651	650	622	536
Noninterest expense	1,128	1,037	1,013	931	980	939	1,019	963
Income (loss) from continuing operations before income taxes	689	484	215	168	541	483	510	488
Income (loss) from continuing operations attributable to Key	575	424	185	145	466	413	423	406
Income (loss) from discontinued operations, net of taxes	7	4	2	1	3	3	2	1
Net income (loss) attributable to Key	582	428	187	146	469	416	425	407
Income (loss) from continuing operations attributable to Key common shareholders	549	397	159	118	439	383	403	386
Income (loss) from discontinued operations, net of taxes	7	4	2	1	3	3	2	1
Net income (loss) attributable to Key common shareholders	556	401	161	119	442	386	405	387
PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.57	$.41	$.16	$.12	$.45	$.39	$.40	$.38
Income (loss) from discontinued operations, net of taxes	.01	—	—	—	—	—	—	—
Net income (loss) attributable to Key common shareholders (a)	.57	.41	.17	.12	.45	.39	.40	.38
Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	.56	.41	.16	.12	.45	.38	.40	.38
Income (loss) from discontinued operations, net of taxes — assuming dilution	.01	—	—	—	—	—	—	—
Net income (loss) attributable to Key common shareholders — assuming dilution (a)	.57	.41	.17	.12	.45	.39	.40	.38
Cash dividends paid	.185	.185	.185	.185	.185	.185	.170	.170
Book value at period end	16.53	16.25	16.07	15.95	15.54	15.44	15.07	14.31
Tangible book value at period end	13.61	13.32	13.12	12.98	12.56	12.48	12.12	11.55
Weighted-average Common Shares outstanding (000)	967,987	967,804	967,147	967,446	973,450	988,319	999,163	1,006,717
Weighted-average Common Shares and potential Common Shares outstanding (000) (b)	976,460	973,988	972,141	976,110	984,361	998,328	1,007,964	1,016,504
AT PERIOD END
Loans	$101,185	$103,081	$106,159	$103,198	$94,646	$92,760	$91,937	$90,178
Earning assets	155,469	155,585	156,177	141,333	130,807	132,160	130,213	127,296
Total assets	170,336	170,540	171,192	156,197	144,988	146,691	144,545	141,515
Deposits	135,282	136,746	135,513	115,304	111,870	111,649	109,946	108,175
Long-term debt	13,709	12,685	13,734	13,732	12,448	14,470	14,312	14,168
Key common shareholders’ equity	16,081	15,822	15,642	15,511	15,138	15,216	15,069	14,474
Key shareholders’ equity	17,981	17,722	17,542	17,411	17,038	17,116	16,969	15,924
PERFORMANCE RATIOS — FROM CONTINUING OPERATIONS
Return on average total assets	1.35%	1.00%	.45%	.40%	1.27%	1.14%	1.19%	1.18%
Return on average common equity	13.65	9.98	4.05	3.10	11.40	9.99	10.94	10.98
Return on average tangible common equity (c)	16.61	12.19	4.96	3.82	14.09	12.38	13.69	13.69
Net interest margin (TE)	2.70	2.62	2.76	3.01	2.98	3.00	3.06	3.13
Cash efficiency ratio (c)	60.3	60.6	57.9	62.3	58.7	56.0	61.9	61.9
PERFORMANCE RATIOS — FROM CONSOLIDATED OPERATIONS
Return on average total assets	1.36%	1.00%	.46%	.40%	1.27%	1.14%	1.19%	1.17%
Return on average common equity	13.82	10.08	4.10	3.12	11.48	10.07	11.00	11.01
Return on average tangible common equity (c)	16.82	12.31	5.02	3.86	14.19	12.48	13.75	13.72
Net interest margin (TE)	2.69	2.62	2.76	3.00	2.97	2.98	3.05	3.12
Loan to deposit (d)	76.5	77.2	80.4	80.4	86.6	85.3	86.1	85.1
CAPITAL RATIOS AT PERIOD END
Key shareholders’ equity to assets	10.56%	10.39%	10.25%	11.15%	11.75%	11.67%	11.74%	11.25%
Key common shareholders’ equity to assets	9.47	9.30	9.16	9.96	10.47	10.40	10.46	10.25
Tangible common equity to tangible assets (c)	7.93	7.76	7.61	8.26	8.64	8.58	8.59	8.43
Common Equity Tier 1	9.73	9.47	9.09	8.87	9.44	9.48	9.57	9.81
Tier 1 risk-based capital	11.11	10.86	10.45	10.21	10.86	10.91	11.01	10.94
Total risk-based capital	13.40	13.26	12.80	12.22	12.79	12.90	13.03	12.98
Leverage	8.94	8.72	8.80	9.78	9.88	9.93	10.00	9.89
TRUST ASSETS
Assets under management	$44,140	$41,312	$39,722	$36,189	$40,833	$39,416	$38,942	$38,742
OTHER DATA
Average full-time-equivalent employees	17,029	17,097	16,646	16,529	16,537	16,898	17,206	17,554
Branches	1,073	1,077	1,077	1,082	1,098	1,101	1,102	1,158
(a)EPS may not foot due to rounding.
(b)Assumes conversion of Common Share options and other stock awards and/or convertible preferred stock, as applicable.
(c)See Figure 36 entitled “Selected Quarterly GAAP to Non-GAAP Reconciliations,” which presents the computations of certain financial measures related to “tangible common equity,” and “cash efficiency.” The table reconciles the GAAP performance measures to the corresponding non-GAAP measures, which provides a basis for period-to-period comparisons.
(d)Represents period-end consolidated total loans and loans held for sale divided by period-end consolidated total deposits.

Figure 36. Selected Quarterly GAAP to Non-GAAP Reconciliations

		2020 Quarters				2019 Quarters
dollars in millions		Fourth	Third	Second	First	Fourth	Third	Second	First
Tangible common equity to tangible assets at period end
Key shareholders’ equity (GAAP)		$17,981	$17,722	$17,542	$17,411	$17,038	$17,116	$16,969	$15,924
Less:	Intangible assets (a)	2,848	2,862	2,877	2,894	2,910	2,928	2,952	2,804
	Preferred Stock (b)	1,856	1,856	1,856	1,856	1,856	1,856	1,856	1,421
	Tangible common equity (non-GAAP)	$13,277	$13,004	$12,809	$12,661	$12,272	$12,332	$12,161	$11,699
Total assets (GAAP)		$170,336	$170,540	$171,192	$156,197	$144,988	$146,691	$144,545	$141,515
Less:	Intangible assets (a)	2,848	2,862	2,877	2,894	2,910	2,928	2,952	2,804
	Tangible assets (non-GAAP)	$167,488	$167,678	$168,315	$153,303	$142,078	$143,763	$141,593	$138,711
Tangible common equity to tangible assets ratio (non-GAAP)		7.93%	7.76%	7.61%	8.26%	8.64%	8.58%	8.59%	8.43%
Average tangible common equity
Average Key shareholders’ equity (GAAP)		$17,905	$17,730	$17,688	$17,216	$17,178	$17,113	$16,531	$15,702
Less:	Intangible assets (average) (c)	2,855	2,870	2,886	2,902	2,919	2,942	2,959	2,813
	Preferred Stock (average)	1,900	1,900	1,900	1,900	1,900	1,900	1,762	1,450
	Average tangible common equity (non-GAAP)	$13,150	$12,960	$12,902	$12,414	$12,359	$12,271	$11,810	$11,439
Return on average tangible common equity from continuing operations
Net income (loss) from continuing operations attributable to Key common shareholders (GAAP)		$549	$397	$159	$118	$439	$383	$403	$386
Average tangible common equity (non-GAAP)		13,150	12,960	12,902	12,414	12,359	12,271	11,810	11,439
Return on average tangible common equity from continuing operations (non-GAAP)		16.61%	12.19%	4.96%	3.82%	14.09%	12.38%	13.69%	13.69%
Return on average tangible common equity consolidated
Net income (loss) attributable to Key common shareholders (GAAP)		$556	$401	$161	$119	$442	$386	$405	$387
Average tangible common equity (non-GAAP)		13,150	12,960	12,902	12,414	12,359	12,271	11,810	11,439
Return on average tangible common equity consolidated (non-GAAP)		16.82%	12.31%	5.02%	3.86%	14.19%	14.19%	14.19%	14.19%
Cash efficiency ratio
Noninterest expense (GAAP)		$1,128	$1,037	$1,013	$931	$980	$939	$1,019	$963
Less:	Intangible asset amortization (GAAP)	15	15	18	17	19	26	22	22
	Adjusted noninterest expense (non-GAAP)	$1,113	$1,022	$995	$914	$961	$913	$997	$941

Net interest income (GAAP)		$1,035	$1,000	$1,018	$981	$979	$972	$981	$977
Plus:	TE adjustment	8	6	7	8	8	8	8	8
	Noninterest income (GAAP)	802	681	692	477	651	650	622	536
	Total TE revenue (non-GAAP)	$1,845	$1,687	$1,717	$1,466	$1,638	$1,630	$1,611	$1,521

Cash efficiency ratio (non-GAAP)		60.3%	60.6%	57.9%	62.3%	58.7%	56.0%	61.9%	61.9%
(a)For the three months ended December 31, 2020, September 30, 2020, June 30, 2020, and March 31, 2020, intangible assets exclude $4 million, $5 million, $5 million, and $6 million, respectively, of period-end purchased credit card relationships. For the three months ended December 31, 2019, September 30, 2019, June 30, 2019, and March 31, 2019, intangible assets exclude $7 million, $9 million, $10 million, and $12 million, respectively, of period-end purchased credit card relationships.
(b)Net of capital surplus.
(c)For the three months ended December 31, 2020, September 30, 2020, June 30, 2020, and March 31, 2020, average intangible assets exclude $5 million, $5 million, $6 million, and $7 million, respectively, of average purchased credit card relationships. For the three months ended December 31, 2019, September 30, 2019, June 30, 2019, and March 31, 2019, average intangible assets exclude $8 million, $9 million, $11 million, and $13 million, respectively, of average purchased credit card relationships.

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
In conjunction with the adoption of ASC 326 on January 1, 2020, the critical accounting policy and estimate disclosure for our ALLL was updated. The accounting policy for goodwill was also updated due to the adoption of ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.”

Allowance for loan and lease losses
The allowance for loan and lease losses represents management’s estimate of all expected credit losses over the expected contractual life of our existing loan portfolio. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. These critical estimates include significant use of our own historical data and complex methods to interpret them. We have an ongoing process to evaluate and enhance the quality, quantity, and timeliness of our data and interpretation methods used in the determination of these allowances. These evaluations are inherently subjective, as they require material estimates and may be susceptible to significant change, and include, among others:

• PD,
• LGD,
• Outstanding balance of the loan,
• Movement through delinquency stages,
• Amounts and timing of expected future cash flows,
• Value of collateral, which may be obtained from third parties,
• Economic forecasts which are obtained from a third party provider, and
• Qualitative factors, such as changes in current economic conditions, that may not be reflected in modeled results.

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

It is difficult to estimate how potential changes in any one factor or input might affect the overall ALLL because we consider a wide variety of factors and inputs in estimating the ALLL. Changes in the factors and inputs considered may not occur at the same rate and may not be consistent across all geographies or product types, and changes in factors and input may be directionally inconsistent, such that improvement in one factor may offset deterioration in others. However, to consider the impact of a hypothetical alternate economic forecast, we compared the modeled quantitative allowance results using a downside economic scenario. The maximum difference in the quarterly macroeconomic variables between the base and downside scenarios over the two year reasonable and supportable period includes an approximate 8% decline in GDP annualized growth and an approximate 4% increase in the U.S. unemployment rate. The difference between these two scenarios would have driven an increase of approximately 1.9x for commercial and 1.4x for the consumer modeled allowance results.

Similarly, deteriorating conditions for portfolio factors were also considered by moderately stressing key portfolio drivers, relative to the baseline portfolio conditions. Stressing risk ratings by two grades for commercial loans generates a 1.3x increase in the commercial modeled allowance results. Stressing FICO by ten points, and LTV and utilization by 10% for consumer loans generates a 1.2x increase in the consumer modeled allowance results.

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

Impairment analysis also relates to long-lived assets and core deposit and other intangible assets. An impairment loss is recognized if the carrying amount of the asset is not likely to be recoverable and exceeds its fair value. In determining the fair value, management uses models and applies the techniques and assumptions previously discussed.
See Note 1 under the heading “Fair Value Measurements” and Note 6 (“Fair Value Measurements”) for a detailed discussion of determining fair value, including pricing validation processes.
Goodwill

The valuation and testing methodologies used in our analysis of goodwill impairment are summarized in Note 1 under the heading “Goodwill and Other Intangible Assets.” Goodwill is initially recorded as the excess of the purchase price over the fair value of net assets acquired in a business combination. Goodwill is tested for impairment for all three of our reporting units: Consumer Bank, Commercial Bank and Institutional Bank. We perform our annual impairment test as of October 1st and on an interim basis if events or changes in circumstances between annual tests suggest additional testing is needed. Effective January 1, 2020, we adopted ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” eliminating the second step of goodwill impairment testing. Under the new guidance, if the fair value of a reporting unit declines below its carrying value, an impairment charge will be recognized for any amount by which the carrying value exceeds the reporting unit’s fair value, to the extent that the loss recognized does not exceed the amount of the goodwill allocated to that reporting unit. The adoption of ASU 2017-04 did not impact our current financial condition or results of operations.

In consideration of the deterioration in macroeconomic conditions and industry and market conditions due to the
COVID-19 pandemic during the third quarter of 2020, we identified a triggering event and performed an interim quantitative test. Impairment indicators comprised economic conditions, including projections of the duration of current conditions and timing of a potential recovery; industry and market considerations; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting units; performance of our stock; and other relevant events. We utilized a qualitative approach to our annual goodwill impairment test as of October 1, 2020. No impairment was recorded in 2020 as a result of these assessments.

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
Contingent liabilities, guarantees and income taxes
Note 22 (“Commitments, Contingent Liabilities, and Guarantees”) summarizes contingent liabilities arising from litigation and contingent liabilities arising from guarantees in various agreements with third parties under which we are a guarantor, and the potential effects of these items on the results of our operations. We record a liability for the fair value of the obligation to stand ready to perform over the term of a guarantee. Contingent aspects of guarantees within the scope of ASC 326 are assessed a reserve under CECL. There is a risk that our actual future payments in the event of a default by the guaranteed party could exceed the recorded amount. See Note 22 (“Commitments, Contingent Liabilities, and Guarantees”) for a comparison of the liability recorded and the maximum potential undiscounted future payments for the various types of guarantees that we had outstanding at December 31, 2020.
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

Accounting and reporting developments

Accounting guidance pending adoption at December 31, 2020

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
also makes clarifications to the EPS
calculation. Further, the ASU expands
disclosure requirements.

		The guidance should be applied on a modified retrospective or retrospective basis.	The adoption of this accounting guidance is not expected to have a material effect on our financial condition or results of operations.

Our total European sovereign and non-sovereign debt exposure is presented in Figure 37.
Figure 37. European Sovereign and Non-Sovereign Debt Exposures

December 31, 2020	Short- and Long- Term Commercial Total (a)	Foreign Exchange and Derivatives with Collateral (b)	Net Exposure
in millions
France:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	$1	—	$1
Total	1	—	1
Germany:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	33	—	33
Total	33	—	33
Italy:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	—	—	—
Total	—	—	—
Luxembourg:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	—	—
Non-sovereign non-financial institutions	—	—	—
Total	—	—	—
Switzerland:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	1	1
Non-sovereign non-financial institutions	—	—	—
Total	—	1	1
United Kingdom:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	$406	406
Non-sovereign non-financial institutions	—	—	—
Total	—	406	406
Total Europe:
Sovereigns	—	—	—
Non-sovereign financial institutions	—	407	407
Non-sovereign non-financial institutions	34	—	34
Total	$34	$407	$441

(a)Represents our outstanding leases.
(b)Represents contracts to hedge our balance sheet asset and liability needs, and to accommodate our clients’ trading and/or hedging needs. Our derivative mark-to-market exposures are calculated and reported on a daily basis. These exposures are largely covered by cash or highly marketable securities collateral with daily collateral calls.
Our credit risk exposure is largely concentrated in developed countries with emerging market exposure essentially limited to commercial facilities; these exposures are actively monitored by management. We do not have at-risk exposures in the rest of the world.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information included under the caption “Risk Management — Market risk management” in the MD&A beginning on page 73 is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our financial performance for each of the past eight quarters is summarized in Figure 36 contained in the “Fourth Quarter Results” section in the MD&A.

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

During 2020, the Audit Committee of the Board of Directors met regularly with Management, internal audit, and the independent registered public accounting firm, Ernst & Young LLP, to review the scope of their audits and to discuss the evaluation of internal accounting controls and financial reporting matters. The independent registered public accounting firm and the internal auditors have free access to, and meet confidentially with, the audit committee to discuss appropriate matters. Also, the Corporation maintains a Disclosure Review Committee. This committee’s purpose is to design and maintain disclosure controls and procedures to ensure that material information relating to the financial and operating condition of the Corporation is properly reported to its Chief Executive Officer, Chief Financial Officer, General Auditor, and the Audit Committee of the Board of Directors in connection with the preparation and filing of periodic reports and the certification of those reports by the Chief Executive Officer and the Chief Financial Officer.

Management’s Assessment of Internal Control over Financial Reporting

Management assessed, with participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control and procedures over financial reporting using criteria described in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that assessment, we believe we maintained an effective system of internal control over financial reporting as of December 31, 2020.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Corporation's internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their accompanying report dated February 22, 2021.

Christopher M. Gorman                        Donald R. Kimble
Chairman and Chief Executive Officer                 Chief Financial Officer

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of KeyCorp

Opinion on Internal Control over Financial Reporting

We have audited KeyCorp’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, KeyCorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of KeyCorp as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes of KeyCorp and our report dated February 22, 2021 expressed an unqualified opinion thereon.

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
February 22, 2021

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of KeyCorp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of KeyCorp as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of KeyCorp at December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), KeyCorp’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2021 expressed an unqualified opinion thereon.

Adoption of New Accounting Standard

As discussed in Note 1 and 5 to the consolidated financial statements, KeyCorp changed its method of accounting for credit losses in 2020 due to the adoption of ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. As explained below, auditing KeyCorp’s allowance for loan and leases losses (ALLL), including the adoption of the new accounting guidance, was a critical audit matter.

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
On January 1, 2020, KeyCorp adopted Topic 326, which resulted in an increase to the ALLL from continuing operations of $204 million. KeyCorp’s loan and lease portfolio totaled $101.2 billion as of December 31, 2020 and the associated ALLL was $1.6 billion. As discussed in Note 1 and 5 of the financial statements, the ALLL represents management’s current estimate of lifetime credit losses inherent in the loan portfolio at the balance sheet date. Management estimates the ALLL using relevant available information, from internal and external sources, relating to past events, current portfolio specific and economic conditions, and reasonable and supportable forecasts. The ALLL is the sum of (i) asset specific / individual loan reserves; (ii) quantitative (formulaic or pooled) reserves; and (iii) qualitative (judgmental) reserves. Management estimates the quantitative reserves using probability of default / loss given default / exposure at default models (“loss forecasting models”), as well as other estimation methods for smaller loan portfolios. The ALLL also considers qualitative factors related to idiosyncratic risk factors, changes in current economic conditions that may not be reflected in quantitatively derived results, and other relevant factors to reflect management’s best estimate of current expected credit losses.

Auditing management’s ALLL was complex due to the loss forecasting models used to compute the quantitative reserve and involves a high degree of subjectivity and judgment in evaluating management’s determination of the economic forecast and qualitative factor adjustments to the ALLL described above.

How we addressed the matter in our audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over KeyCorp’s ALLL process, including controls over the appropriateness of the ALLL methodology, the development, operation and monitoring of loss forecasting models, the reliability and accuracy of data used in developing the ALLL estimate, and management’s review and approval process over the economic forecast, qualitative adjustments and overall ALLL results.

With the assistance of EY specialists we tested management’s loss forecasting models including evaluating the conceptual soundness of model methodology, assessing model performance and governance, testing key modeling assumptions, including the reasonable and supportable forecast period, and independently recalculating model output. We also compared the underlying economic forecast data used to estimate the quantitative reserve to external sources to determine whether it was complete and accurate.

To test the qualitative factor adjustments, among other procedures, we assessed management’s methodology and considered whether relevant risks were reflected in the models and whether adjustments to the model output were appropriate. We tested the completeness, accuracy and relevance of the underlying data used to estimate the qualitative adjustments. We evaluated whether qualitative adjustments were reasonable based on changes in economic conditions, the loan portfolio, management’s policies and procedures, and lending personnel. For example, we evaluated the reasonableness of qualitative adjustments (or lack thereof) for concentrations of credit by independently comparing to loan portfolio information. We also assessed whether qualitative adjustments were consistent with publicly available information (e.g. macroeconomic data). Further, we performed an independent search for the existence of new or contrary information relating to risks impacting the qualitative factor adjustments to validate that management’s considerations are appropriate. Additionally, we evaluated whether the overall ALLL, inclusive of qualitative factor adjustments, appropriately reflects losses expected in the loan and lease portfolio by comparing to peer bank data.

We have served as KeyCorp’s auditor since 1994.
Cleveland, Ohio
February 22, 2021

Consolidated Balance Sheets

December 31,
in millions, except per share data	2020	2019
ASSETS
Cash and due from banks	$1,091	$732
Short-term investments	16,194	1,272
Trading account assets	735	1,040
Securities available for sale	27,556	21,843
Held-to-maturity securities (fair value: $8,023 and $10,116)	7,595	10,067
Other investments	621	605
Loans, net of unearned income of $449 and $630	101,185	94,646
Allowance for loan and lease losses	(1,626)	(900)
Net loans	99,559	93,746
Loans held for sale (a)	1,583	1,334
Premises and equipment	753	814
Goodwill	2,664	2,664
Other intangible assets	188	253
Corporate-owned life insurance	4,286	4,233
Accrued income and other assets	6,812	5,494
Discontinued assets	699	891
Total assets	$170,336	$144,988
LIABILITIES
Deposits in domestic offices:
NOW and money market deposit accounts	$80,427	$66,714
Savings deposits	5,913	4,651
Certificates of deposit ($100,000 or more)	2,733	6,598
Other time deposits	3,010	5,054
Total interest-bearing deposits	92,083	83,017
Noninterest-bearing deposits	43,199	28,853
Total deposits	135,282	111,870
Federal funds purchased and securities sold under repurchase agreements	220	387
Bank notes and other short-term borrowings	759	705
Accrued expense and other liabilities	2,385	2,540
Long-term debt	13,709	12,448
Total liabilities	152,355	127,950
EQUITY
Preferred stock	1,900	1,900
Common Shares, $1 par value; authorized 2,100,000,000 and 2,100,000,000 shares; issued 1,256,702,081 and 1,256,702,081 shares	1,257	1,257
Capital surplus	6,281	6,295
Retained earnings	12,751	12,469
Treasury stock, at cost (280,928,782 and 279,513,530 shares)	(4,946)	(4,909)
Accumulated other comprehensive income (loss)	738	26
Key shareholders’ equity	17,981	17,038
Noncontrolling interests	—	—
Total equity	17,981	17,038
Total liabilities and equity	$170,336	$144,988

(a)Total loans held for sale include Real estate — residential mortgage loans held for sale at fair value of $264 million at December 31, 2020, and $140 million at December 31, 2019.
See notes to Consolidated Financial Statements

Consolidated Statements of Income

Year ended December 31,
dollars in millions, except per share amounts	2020	2019	2018
INTEREST INCOME
Loans	$3,866	$4,267	$4,023
Loans held for sale	69	63	66
Securities available for sale	484	537	409
Held-to-maturity securities	222	262	284
Trading account assets	20	32	29
Short-term investments	18	61	46
Other investments	6	13	21
Total interest income	4,685	5,235	4,878
INTEREST EXPENSE
Deposits	347	853	517
Federal funds purchased and securities sold under repurchase agreements	6	2	11
Bank notes and other short-term borrowings	12	17	21
Long-term debt	286	454	420
Total interest expense	651	1,326	969
NET INTEREST INCOME	4,034	3,909	3,909
Provision for credit losses	1,021	445	246
Net interest income after provision for credit losses	3,013	3,464	3,663
NONINTEREST INCOME
Trust and investment services income	507	475	499
Investment banking and debt placement fees	661	630	650
Service charges on deposit accounts	311	337	349
Operating lease income and other leasing gains	167	162	89
Corporate services income	228	236	233
Cards and payments income	368	275	270
Corporate-owned life insurance income	139	136	137
Consumer mortgage income	176	63	43
Commercial mortgage servicing fees	80	77	69
Other income(a)	15	68	176
Total noninterest income	2,652	2,459	2,515
NONINTEREST EXPENSE
Personnel	2,336	2,250	2,309
Net occupancy	298	293	308
Computer processing	232	214	210
Business services and professional fees	196	186	184
Equipment	100	100	105
Operating lease expense	138	123	120
Marketing	97	96	102
FDIC assessment	32	31	72
Intangible asset amortization	65	89	99
OREO expense, net	8	13	6
Other expense	607	506	460
Total noninterest expense	4,109	3,901	3,975
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,556	2,022	2,203
Income taxes	227	314	344
INCOME (LOSS) FROM CONTINUING OPERATIONS	1,329	1,708	1,859
Income (loss) from discontinued operations	14	9	7
NET INCOME (LOSS)	1,343	1,717	1,866
Less: Net income (loss) attributable to noncontrolling interests	—	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO KEY	$1,343	$1,717	$1,866
Income (loss) from continuing operations attributable to Key common shareholders	$1,223	$1,611	$1,793
Net income (loss) attributable to Key common shareholders	1,237	1,620	1,800
Per Common Share:
Income (loss) from continuing operations attributable to Key common shareholders	$1.26	$1.62	$1.72
Income (loss) from discontinued operations, net of taxes	.01	.01	.01
Net income (loss) attributable to Key common shareholders (b)	1.28	1.63	1.73
Per Common Share — assuming dilution:
Income (loss) from continuing operations attributable to Key common shareholders	$1.26	$1.61	$1.70
Income (loss) from discontinued operations, net of taxes	.01	.01	.01
Net income (loss) attributable to Key common shareholders (b)	1.27	1.62	1.71
Cash dividends declared per Common Share	$.740	$.710	$.565
Weighted-average Common Shares outstanding (000)	967,783	992,091	1,040,890
Effect of convertible preferred stock	—	—	—
Effect of Common Share options and other stock awards	7,024	10,163	13,792
Weighted-average Common Shares and potential Common Shares outstanding (000)(c)	974,807	1,002,254	1,054,682
(a)Net securities gains (losses) totaled $4 million for the year ended December 31, 2020, $20 million for the year ended December 31, 2019, and less than $1 million for the year ended December 31, 2018. For 2020, 2019, and 2018, we did not have any impairment losses related to securities.
(b)EPS may not foot due to rounding.
(c)Assumes conversion of Common Share options and other stock awards and/or convertible preferred stock, as applicable.
See Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

Year ended December 31,
in millions	2020	2019	2018
Net income (loss)	$1,343	$1,717	$1,866
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale, net of income taxes of $(143), $(151), and $(19)	452	488	(62)
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of $(72), $(93), and $11	226	300	36
Foreign currency translation adjustments, net of income taxes of $0, $(4), and $11	—	14	(23)
Net pension and postretirement benefit costs, net of income taxes of $(9), $(13), and $3	34	42	10
Total other comprehensive income (loss), net of tax	712	844	(39)
Comprehensive income (loss)	2,055	2,561	1,827
Less: Comprehensive income attributable to noncontrolling interests	—	—	—
Comprehensive income (loss) attributable to Key	$2,055	$2,561	$1,827

See Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Equity

	Key Shareholders’ Equity
dollars in millions, except per share amounts	Preferred Shares Outstanding (000)	Common Shares Outstanding (000)	Preferred Stock	Common Shares	Capital Surplus	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
BALANCE AT DECEMBER 31, 2017	521	1,069,084	$1,025	$1,257	$6,335	$10,335	$(3,150)	$(779)	2
Cumulative effect from changes in accounting principle (a)						(2)
Other reclassification of AOCI						13
Net income (loss)						1,866
Other comprehensive income (loss)								(39)
Deferred compensation					21
Cash dividends declared
Common Shares ($.565 per share)						(590)
Series D Preferred Stock ($50.00 per depositary share)						(26)
Series E Preferred Stock ($1.531252 per depositary share)						(31)
Series F Preferred Stock ($.529688 per depositary share)						(9)
Issuance of Series F Preferred Stock	425		425		(13)
Open market Common Share repurchases		(54,006)					(1,098)
Employee equity compensation program Common Share repurchases		(2,286)			—		(47)
Common shares reissued (returned) for stock options and other employee benefit plans		6,711			(12)		114
Net contribution from (distribution to) noncontrolling interests									(1)
BALANCE AT DECEMBER 31, 2018	946	1,019,503	1,450	1,257	6,331	11,556	(4,181)	(818)	1
Net income (loss)						1,717			—
Other comprehensive income (loss)								844
Deferred compensation					9
Cash dividends declared
Common Shares ($.71 per share)						(707)
Series D Preferred Stock ($50.00 per depositary share)						(26)
Series E Preferred Stock ($1.531252 per depositary share)						(31)
Series F Preferred Stock ($1.4125 per depositary share)						(24)
Series G Preferred Stock ($.882813 per depositary share)						(16)
Issuance of Series G Preferred Stock	450		450		(15)
Open market Common Share repurchases		(48,347)					(835)
Employee equity compensation program Common Share repurchases		(1,901)			(2)		(33)
Common Shares reissued (returned) for stock options and other employee benefit plans		7,934			(28)		140
Net contribution from (distribution to) noncontrolling interests									(1)
BALANCE AT DECEMBER 31, 2019	1,396	977,189	1,900	1,257	6,295	12,469	(4,909)	26	—
Cumulative effect from changes in accounting principle (b)						(230)
Other reclassification of AOCI						(3)
Net income (loss)						1,344			—
Other comprehensive income (loss)								712
Deferred compensation					4
Cash dividends declared
Common Shares ($.74 per share)						(723)
Series D Preferred Stock ($50.00 per depositary share)						(26)
Series E Preferred Stock ($1.531252 per depositary share)						(31)
Series F Preferred Stock ($1.4125 per depositary share)						(24)
Series G Preferred Stock ($1.406252 per depositary share)						(25)
Open market Common Share repurchases		(7,151)					(134)
Employee equity compensation program Common Share repurchases		(1,823)			(18)		(36)
Common Shares reissued (returned) for stock options and other employee benefit plans		7,558			—		133
BALANCE AT DECEMBER 31, 2020	1,396	975,773	$1,900	$1,257	$6,281	$12,751	$(4,946)	$738	—

(a)Includes the impact of implementing ASU 2014-09, ASU 2016-01, and ASU 2017-12.
(b) Includes the impact of implementing ASU 2016-13. See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

Year ended December 31,
in millions	2020	2019	2018
OPERATING ACTIVITIES
Net income (loss)	$1,343	$1,717	$1,866
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for credit losses	1,021	445	246
Depreciation and amortization expense, net	111	241	382
Accretion of acquired loans	28	50	86
Increase in cash surrender value of corporate-owned life insurance	(119)	(121)	(117)
Stock-based compensation expense	101	96	99
FDIC reimbursement (payments), net of FDIC expense	—	—	(10)
Deferred income taxes (benefit)	(191)	53	98
Proceeds from sales of loans held for sale	14,076	11,980	14,019
Originations of loans held for sale, net of repayments	(13,856)	(11,704)	(13,948)
Net losses (gains) from sale of loans held for sale	(233)	(188)	(183)
Net losses (gains) and writedown on OREO	—	7	—
Net losses (gains) on leased equipment	(21)	(17)	41
Net losses (gains) on sales of fixed assets	5	(2)	9
Net securities losses (gains)	(4)	(20)	—
Net decrease (increase) in trading account assets	305	(191)	(13)
Gain on sale of KIBS	—	—	(83)
Other operating activities, net	(893)	560	14
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,673	2,906	2,506
INVESTING ACTIVITIES
Cash received (used) in acquisitions, net of cash acquired	—	(185)	—
Proceeds from sale of KIBS	—	—	124
Net decrease (increase) in short-term investments, excluding acquisitions	(14,922)	1,290	1,885
Purchases of securities available for sale	(15,619)	(5,714)	(4,594)
Proceeds from sales of securities available for sale	583	362	—
Proceeds from prepayments and maturities of securities available for sale	9,923	3,586	3,197
Proceeds from prepayments and maturities of held-to-maturity securities	2,493	1,477	1,558
Purchases of held-to-maturity securities	(17)	(22)	(1,242)
Purchases of other investments	(134)	(52)	(28)
Proceeds from sales of other investments	101	60	62
Proceeds from prepayments and maturities of other investments	15	56	40
Net decrease (increase) in loans, excluding acquisitions, sales, and transfers	(7,358)	(6,190)	(3,700)
Proceeds from sales of portfolio loans	211	399	204
Proceeds from corporate-owned life insurance	66	59	78
Purchases of premises, equipment, and software	(63)	(85)	(99)
Proceeds from sales of premises and equipment	—	18	2
Proceeds from sales of OREO	—	23	31
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(24,721)	(4,918)	(2,482)
FINANCING ACTIVITIES
Net increase (decrease) in deposits, excluding acquisitions	23,412	4,561	2,074
Net increase (decrease) in short-term borrowings	(113)	229	(148)
Net proceeds from issuance of long-term debt	3,607	2,129	2,306
Payments on long-term debt	(2,508)	(3,634)	(2,880)
Issuance of preferred shares	—	435	412
Repurchase of Common Shares	(134)	(835)	(1,098)
Employee equity compensation program Common Share repurchases	(36)	(33)	(47)
Net proceeds from reissuance of Common Shares	8	18	20
Cash dividends paid	(829)	(804)	(656)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	23,407	2,066	(17)
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	359	54	7
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	732	678	671
CASH AND DUE FROM BANKS AT END OF YEAR	$1,091	$732	$678

Additional disclosures relative to cash flows:
Interest paid	$731	$1,251	$892
Income taxes paid (refunded)	241	18	12
Noncash items:
Reduction of secured borrowing and related collateral	$7	5	$20
Loans transferred to portfolio from held for sale	75	157	24
Loans transferred to held for sale from portfolio	310	468	(33)
Loans transferred to other real estate owned	96	29	25
CMBS risk retentions	40	59	16
ABS risk retentions	19	12	—
See Notes to Consolidated Financial Statements.

1. Summary of Significant Accounting Policies

Organization

We are one of the nation’s largest bank-based financial services companies, providing deposit, lending, cash management, and investment services to individuals and small and medium-sized businesses through our subsidiary, KeyBank. We also provide a broad range of sophisticated corporate and investment banking products, such as merger and acquisition advice, public and private debt and equity, syndications, and derivatives to middle market companies in selected industries throughout the United States through our subsidiary, KBCM. As of December 31, 2020, KeyBank operated 1,073 full-service retail banking branches and 1,386 ATMs in 15 states, as well as additional offices, online and mobile banking capabilities, and a telephone banking call center. Additional information pertaining to our two major business segments, Consumer Bank and Commercial Bank, is included in Note 25 (“Business Segment Reporting”).

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

Accrued interest on loans is included in "other assets" on the balance sheet and is excluded from the calculation of the allowance for credit losses due to our charge-off policy to reverse accrued interest on nonperforming loans against interest income in a timely manner. Certain loans that received a payment deferral or forbearance under a COVID-19 hardship relief program have not been classified as nonperforming loans and continue to accrue and recognize interest income during the period of the deferral. We, therefore, recognize an allowance for credit losses for accrued interest receivable amounts that result from deferred payments under a COVID-19 hardship relief program because those amounts would not be considered to be written off in a timely manner. As of December 31, 2020, the allowance for credit losses on accrued interest receivable was immaterial.

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

Expected credit losses on net investments in leases, including any unguaranteed residual asset, are included in the ALLL. Net gains or losses on sales of lease residuals are included in “other income” or “other expense” on the income statement. Additional information pertaining to the value of lease residuals is provided in Note 10 (“Leases”).

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
Purchased Loans
Purchased performing loans that do not have evidence of deterioration in credit quality at acquisition are recorded at fair value at the acquisition date. Any premium or discount associated with purchased performing loans is recognized as interest income based on the effective yield method of amortization for term loans or the straight-line method of amortization for revolving loans. The methods utilized to estimate the required ALLL for purchased performing loans is similar to originated loans.
Purchased loans that have experienced a more-than-insignificant deterioration in credit quality since origination are deemed PCD loans. PCD loans are initially recorded at fair value along with an allowance for credit losses determined using the same methodology as originated loans. The sum of the loan's purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through provision for credit losses.
Allowance for Loan and Lease Losses
We estimate the ALLL using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The ALLL is measured on a collective (pool) basis when similar risk characteristics exist. Our portfolio segments include commercial and consumer. Each of these two segments comprises multiple loan classes. Classes are characterized by similarities in initial measurement, risk attributes, and the manner in which we monitor and assess credit risk. The commercial segment is composed of commercial and industrial, commercial real estate, and commercial lease financing loan classes. The consumer lending segment is composed of residential mortgage, home equity, consumer direct, credit card, student lending and consumer indirect loan classes.

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

Individual reserves are determined as follows:
•For commercial non-accruing loans greater than or equal to a defined dollar threshold, individual reserves are determined based on an analysis of the present value of the loan's expected future cash flows or the fair value of the collateral less costs to sell.
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
Allowance for Credit Losses on Other Financial Assets
The allowance for credit losses on other financial assets, such as other receivables and servicing advances, is determined based on historical loss information and other available indicators. If such information does not indicate any expected credit losses, Key may estimate the allowance for credit losses on other financial assets to be zero or close to zero. As of December 31, 2020, the allowance for credit losses on other financial assets was immaterial.
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
Short-Term Investments
Short-term investments consist of segregated, interest-bearing deposits due from banks, the Federal Reserve, and certain non-U.S. banks as well as reverse repurchase agreements and United States Treasury Bills with an original maturity of three months or less.
Trading Account Assets
Trading account assets are debt and equity securities, as well as commercial loans, that we purchase and hold but intend to sell in the near term. These assets are reported at fair value. Realized and unrealized gains and losses on trading account assets are reported in “other income” on the income statement.

Securities
Securities available for sale. Debt securities that we intend to hold for an indefinite period of time but that may be sold in response to changes in interest rates, prepayment risk, liquidity needs, or other factors are classified as available-for-sale and reported at fair value. Realized gains and losses resulting from sales of securities using the specific identification method, are included in “other income” on the income statement. Unrealized holding gains are recorded through other comprehensive income. Unrealized losses in fair value below the amortized cost basis are assessed to determine whether the impairment gets recorded through other comprehensive income or through earnings using a valuation allowance.
For available-for-sale securities in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of these criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value in “other income” on the income statement. For debt securities that do not meet the aforementioned criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized costs, the nature of the security, the underlying collateral, and the financial condition of the issuers, among other factors. If this assessment indicates a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for available-for-sale securities is recorded for the credit loss, limited by the amount that the fair value is less than the amortized costs basis. Any impairment that has not been recorded through an allowance for available-for-sale securities is recognized in other comprehensive income.
Changes in the allowance available-for-sale are recorded as provision for (or reversal of) credit loss. Losses are charged against the allowance for available-for-sale securities when management believes the uncollectibility of an available-for-sale security is confirmed or when either criteria regarding intent or requirement to sell is met.
“Other securities” held in the available-for-sale portfolio consist of convertible preferred stock of privately held companies. For additional information, refer to Note 7 (“Securities”).
Held-to-maturity securities. Debt securities that we have the intent and ability to hold until maturity are classified as held-to-maturity and are carried at cost and adjusted for amortization of premiums and accretion of discounts using the interest method. This method produces a constant rate of return on the adjusted carrying amount.
The held-to-maturity portfolio is classified by the following major security types: agency residential collateralized mortgage obligations, agency residential mortgage-backed securities, agency commercial mortgage-backed securities, asset backed securities, and other. “Other securities” held in the held-to-maturity portfolio consist of foreign bonds and capital securities. Management measures expected credit losses on held-to-maturity securities on a collective basis by major security type. The estimate of expected losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. We do not measure expected credit losses on held-to-maturity securities in which historical credit loss information adjusted for current conditions and reasonable and supportable forecasts results in an expectation that nonpayment of the amortized cost basis is zero.

All of our mortgage-backed securities are issued by U.S. government-sponsored enterprises or GNMA, are highly rated by major rating agencies and have a long history of no credit losses. Other securities are comprised of State of Israel bonds denominated and paid in U.S. dollars. Israel bonds have a long history of no credit losses. Additionally, as of December 31, 2020, the State of Israel's credit rating remains "stable" among Fitch, Moody's, and S&P (A+, A1, AA-).
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
We may elect to perform a qualitative analysis to determine whether or not it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If we elect to bypass this qualitative analysis, or conclude via qualitative analysis that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value, a quantitative goodwill impairment test is performed. If the fair value is less than the carrying value, an impairment charge is recorded for the difference.

The amount of capital being allocated to our reporting units as a proxy for the carrying value is based on risk-based regulatory capital requirements. Fair values are estimated using a combination of market and income approaches. The market approach incorporates comparable public company multiples along with data related to recent merger and acquisition activity. The income approach consists of discounted cash flow modeling that utilizes internal forecasts and various other inputs and assumptions. A multi-year internal forecast is prepared for each reporting unit and a terminal growth rate is estimated for each one based on market expectations of inflation and economic conditions in the financial services industry. Earnings projections for reporting units are adjusted for after tax cost savings expected to be realized by a market participant. The discount rate applied to our cash flows is derived from the CAPM. The buildup to the discount rate includes a risk-free rate, 5-year adjusted beta based on peer companies, a market equity risk premium, a size premium and a company specific risk premium. The discount rates differ between our reporting units as they have different levels of risk. A sensitivity analysis is typically performed on key assumptions, such as the discount rates and cost savings estimates.
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

Contingencies and Guarantees

We recognize liabilities for the fair value of our obligations under certain guarantees issued. These liabilities are included in “accrued expense and other liabilities” on the balance sheet. If we receive a fee for a guarantee requiring liability recognition, the amount of the fee represents the initial fair value of the “stand ready” obligation. If there is no fee, the fair value of the stand ready obligation is determined using expected present value measurement techniques, unless observable transactions for comparable guarantees are available. The subsequent accounting for these stand ready obligations depends on the nature of the underlying guarantees. We account for our release from risk under a particular guarantee when the guarantee expires or is settled, or by a systematic and rational amortization method, depending on the risk profile of the guarantee. Contingent aspects of guarantees within the scope of ASC 326 are assessed a reserve under CECL.
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
In accordance with ASC 326, we did not reassess whether recognized purchased credit impaired loans met the criteria of a PCD loan and whether modifications to individual acquired loans accounted for in pools were TDRs as of the date of adoption. At adoption, we elected to not maintain the pools of loans previously accounted for under Subtopic 310-30.
The prospective application resulted in a $4 million adjustment to the amortized cost basis of PCD loans to reflect the addition to the allowance for loans and leases as of January 1, 2020. After the adjustment for the allowance for the loans and leases, the noncredit discount of $15 million is being accreted to interest income using the interest method based on the effective interest rate determined after the adjustment from credit losses as of January 1, 2020.
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

Under the new accounting guidance, the quantitative analysis requires the estimated fair value of each reporting unit to be compared to its carrying amount, including goodwill. If the estimated fair value of the reporting unit is less than its carrying value, an impairment charge would be recorded for the excess, not to exceed the amount of goodwill allocated to the reporting unit. The adoption of this accounting guidance was applied prospectively and did not affect our financial condition or results of operations. See Note 12 (“Goodwill and Other Intangible Assets”) for additional information.
Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial
Reporting (ASU 2020-04)

We adopted ASU 2020-04 on April 1, 2020. The amendments provide optional expedients and exceptions for certain contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of rate reform. The guidance is effective from the date of issuance until December 31, 2022. The guidance permits Key not to apply modification accounting or remeasure lease payments in lease contracts if the changes to the contract are related to the discontinuation of the reference rate. If certain criteria are met, the amendments also allow exceptions to the dedesignation criteria of the hedging relationship and the assessment of hedge effectiveness during the transition period. It also allows Key to make a one time election to sell, transfer, or both sell and transfer debt securities classified as held to maturity that reference a rate affected by reference rate reform and that are classified as held to maturity before January 1, 2020. This one time election may be made at any time after March 12, 2020, but no later than December 31, 2022. Key has not made a determination on whether it will make this election. At the time of adoption, the guidance did not have a significant impact on Key’s financial condition and results of operations. In January 2021, ASU 2021-01 was issued by the FASB and clarifies that certain exceptions in reference rate reform apply to derivatives that are affected by the discounting transition. We will continue to assess the impact as the reference rate transition occurs over the next two years.

Accounting Guidance Adopted in 2021

Standard	Date of Adoption	Description	Effect on Financial Statements or Other Significant Matters
ASU 2019-12, Simplifying the Accounting for Income Taxes	January 1, 2021	This ASU simplifies the accounting for income taxes by removing certain exceptions to the existing guidance, such as exceptions related to the incremental approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period when a
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

		The guidance should be applied on either a retrospective, modified retrospective, or prospective basis depending on the amendment.	Key adopted this guidance on January 1, 2021 using the transition guidance prescribed by amendment. The adoption of this accounting guidance is not expected to have a material effect on our financial condition or results of operations.
ASU 2020-01, Clarifying the Interactions between Topic 321,Investments —Equity Securities; Topic 323, Investments— Equity Method and Joint Ventures; and Topic 815, Derivatives and Hedging	January 1, 2021	This guidance clarifies that when applying the measurement alternative in Topic 321, companies should consider certain observable transactions that require the application or discontinuance of the equity method under Topic 323.

It also clarifies that companies should not consider whether the underlying securities in certain forward contracts and purchased options would be accounted for under the equity method or fair value option when determining the method of accounting for those contracts.

		This guidance should be applied on a prospective basis.	Key adopted this guidance on January 1, 2021 on a prospective basis. The adoption of this accounting guidance is not expected to have a material effect on our financial condition or results of operations.
ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables— Nonrefundable Fees and Other Costs	January 1, 2021	This ASU clarifies that at each reporting period an entity should reevaluate whether a callable debt security is within the scope of ASC 310, which says that to the extent the amortized cost basis of an individual callable debt security exceeds the amount repayable by the issuer at the earliest call date, the premium shall be amortized to the earliest call date, unless prepayment guidance is applied.

		This guidance should be applied on a prospective basis.	Key adopted this guidance on January 1, 2021 on a prospective basis. The adoption of this accounting guidance is not expected to have a material effect on our financial condition or results of operations.
ASU 2021-01, Reference Rate Reform (Topic 848)	January 1, 2021	The ASU clarifies that certain optional expedients and exceptions related to contracts modified as a result of reference rate reform and hedge accounting apply to derivatives affected by the discounting transition, such as those that use an interest rate for margining, discounting, or contract price alignment.

The guidance may be applied on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020,

		Alternatively, it may be applied on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final Update, until the financial statements are available to be issued.	Key adopted this guidance on January 1, 2021 on a prospective basis and will assess the impact in conjunction with the reference rate transition as it occurs over the next two years.

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

Our basic and diluted earnings per Common Share are calculated as follows:

Year ended December 31,
dollars in millions, except per share amounts	2020	2019	2018
EARNINGS
Income (loss) from continuing operations	$1,329	$1,708	$1,859
Less: Net income (loss) attributable to noncontrolling interests	—	—	—
Income (loss) from continuing operations attributable to Key	1,329	1,708	1,859
Less: Dividends on preferred stock	106	97	66
Income (loss) from continuing operations attributable to Key common shareholders	1,223	1,611	1,793
Income (loss) from discontinued operations, net of taxes	14	9	7
Net income (loss) attributable to Key common shareholders	$1,237	$1,620	$1,800
WEIGHTED-AVERAGE COMMON SHARES
Weighted-average Common Shares outstanding (000)	967,783	992,091	1,040,890
Effect of common share options and other stock awards	7,024	10,163	13,792
Weighted-average common shares and potential Common Shares outstanding (000) (a)	974,807	1,002,254	1,054,682
EARNINGS PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$1.26	$1.62	$1.72
Income (loss) from discontinued operations, net of taxes	.01	.01	.01
Net income (loss) attributable to Key common shareholders (b)	1.28	1.63	1.73
Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	1.26	1.61	1.70
Income (loss) from discontinued operations, net of taxes	.01	.01	.01
Net income (loss) attributable to Key common shareholders — assuming dilution (b)	1.27	1.62	1.71
(a)Assumes conversion of Common Share options and other stock awards and/or convertible preferred stock, as applicable.
(b)EPS may not foot due to rounding.

3. Restrictions on Cash, Dividends, and Lending Activities
Federal law requires a depository institution to maintain a prescribed amount of cash or deposit reserve balances with its Federal Reserve Bank. KeyBank maintained average reserve balances aggregating $97 million in 2020 to fulfill these requirements while they were in effect. As announced on March 15, 2020, the Federal Reserve Board reduced reserve requirement ratios to zero percent effective March 26, 2020. This action eliminated reserve requirements for all depository institutions.
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
During 2020, KeyBank paid $1.3 billion in dividends to KeyCorp. At January 1, 2021, KeyBank had regulatory capacity to pay $720 million in dividends to KeyCorp without prior regulatory approval. At December 31, 2020, KeyCorp held $3.8 billion in cash and short-term investments, which can be used to pay dividends to shareholders, service debt, and finance corporate operations.
4. Loan Portfolio
Loan Portfolio by Portfolio Segment and Class of Financing Receivable (a)

December 31,
in millions	2020	2019
Commercial and industrial (a)	$52,907	$48,295
Commercial real estate:
Commercial mortgage	12,687	13,491
Construction	1,987	1,558
Total commercial real estate loans	14,674	15,049
Commercial lease financing (b)	4,399	4,688
Total commercial loans	71,980	68,032
Residential — prime loans:
Real estate — residential mortgage	9,298	7,023
Home equity loans	9,360	10,274
Total residential — prime loans	18,658	17,297
Consumer direct loans	4,714	3,513
Credit cards	989	1,130
Consumer indirect loans	4,844	4,674
Total consumer loans	29,205	26,614
Total loans (c)	$101,185	$94,646

(a)Accrued interest of $241 million and $244 million at December 31, 2020, and December 31, 2019, respectively, is presented in "Accrued income and other assets" on the Consolidated Balance Sheets and is excluded from the amortized cost basis disclosed in this table.
(b)Loan balances include $127 million and $144 million of commercial credit card balances at December 31, 2020, and December 31, 2019, respectively.
(c)Commercial lease financing includes receivables of $23 million and $15 million held as collateral for a secured borrowing at December 31, 2020, and December 31, 2019, respectively. Principal reductions are based on the cash payments received from these related receivables. Additional information pertaining to this secured borrowing is included in Note 20 (“Long-Term Debt”).
(d)Total loans exclude loans in the amount of $710 million at December 31, 2020, and $865 million at December 31, 2019, related to the discontinued operations of the education lending business.

5. Asset Quality
ALLL

We estimate the appropriate level of the ALLL on at least a quarterly basis. The methodology is described in Note 1 ("Basis of Presentation and Accounting Policies") under the heading "Allowance for Loan and Lease Losses" of this report.

The ALLL at December 31, 2020, represents our current estimate of lifetime credit losses inherent in the loan portfolio at that date. The changes in the ALLL by loan category for the periods indicated are as follows:

Twelve months ended December 31, 2020:

in millions	December 31, 2019	Impact of ASC 326 Adoption	January 1, 2020	Provision		Charge-offs	Recoveries	December 31, 2020
Commercial and Industrial	$551	$(141)	$410	$585		$(351)	$34	$678
Commercial real estate:
Real estate — commercial mortgage	143	16	159	184		(19)	3	327
Real estate — construction	22	(7)	15	32		—	—	47
Total commercial real estate loans	165	9	174	216		(19)	3	374
Commercial lease financing	35	8	43	38		(35)	1	47
Total commercial loans	751	(124)	627	839		(405)	38	1,099
Real estate — residential mortgage	7	77	84	19		(2)	1	102
Home equity loans	31	147	178	(3)		(11)	7	171
Consumer direct loans	34	63	97	61		(37)	7	128
Credit cards	47	35	82	36		(39)	8	87
Consumer indirect loans	30	6	36	13		(28)	18	39
Total consumer loans	149	328	477	126		(117)	41	527
Total ALLL — continuing operations	900	204	1,104	965	(a)	(522)	79	1,626
Discontinued operations	10	31	41	(5)		(5)	5	36
Total ALLL — including discontinued operations	$910	$235	$1,145	$960		$(527)	$84	$1,662

(a)Excludes a provision for losses on lending-related commitments of $56 million.

Twelve months ended December 31, 2019:

in millions	December 31, 2018	Provision		Charge-offs		Recoveries	December 31, 2019
Commercial and Industrial	$532	$311		$(319)		$27	$551
Commercial real estate:
Real estate — commercial mortgage	142	7		(8)		2	143
Real estate — construction	33	(6)		(5)		—	22
Total commercial real estate loans	175	1		(13)		2	165
Commercial lease financing	36	20		(26)		5	35
Total commercial loans	743	332		(358)		34	751
Real estate — residential mortgage	7	1		(3)		2	7
Home equity loans	35	7		(19)		8	31
Consumer direct loans	30	38		(41)		7	34
Credit cards	48	36		(44)		7	47
Consumer indirect loans	20	27		(34)		17	30
Total consumer loans	140	109		(141)		41	149
Total ALLL — continuing operations	883	441	(a) (b)	(499)	(b)	75	900
Discontinued operations	14	3		(12)		5	10
Total ALLL — including discontinued operations	$897	$444		$(511)		$80	$910

(a)Excludes a provision for losses on lending-related commitments of $4 million.
(b)Includes the realization of a $139 million loss related to a previously disclosed fraud incident.

Twelve months ended December 31, 2018

in millions	December 31, 2017	Provision		Charge-offs	Recoveries	December 31, 2018
Commercial and industrial	$529	$125		$(159)	$37	$532
Real estate — commercial mortgage	133	27		(21)	3	142
Real estate — construction	30	1		—	2	33
Commercial lease financing	43	(2)		(10)	5	36
Total commercial loans	735	151		(190)	47	743
Real estate — residential mortgage	7	1		(3)	2	7
Home equity loans	43	2		(21)	11	35
Consumer direct loans	28	31		(36)	7	30
Credit cards	44	41		(44)	7	48
Consumer indirect loans	20	14		(30)	16	20
Total consumer loans	142	89		(134)	43	140
Total ALLL — continuing operations	877	240	(a)	(324)	90	883
Discontinued operations	16	8		(15)	5	14
Total ALLL — including discontinued operations	$893	$248		$(339)	$95	$897

(a)Excludes a provision for losses on lending-related commitments of $6 million.

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

Segment	Portfolio	Key Macroeconomic Variables (a)
Commercial	Commercial and industrial	BBB corporate bond rate (spread), GDP, industrial production, and unemployment rate
	Commercial real estate	BBB corporate bond rate (spread), property and real estate price indices, and unemployment rate
	Commercial lease financing	BBB corporate bond rate (spread), GDP, and unemployment rate
Consumer	Real estate — residential mortgage	GDP, home price index, unemployment rate, and 30 year mortgage rate
	Home equity	Home price index, unemployment rate, and 30 year mortgage rate
	Consumer direct	Unemployment rate and U.S. household income
	Consumer indirect	New vehicle sales, Manheim used vehicle value index, and unemployment rate
	Credit cards	Unemployment rate and U.S. household income
	Discontinued operations	Unemployment rate
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

Economic Outlook

As of December 31, 2020, the COVID-19 pandemic has continued to create economic stress and uncertainty in the U.S. and globally. We utilized the Moody’s November 2020 Consensus forecast to estimate our expected credit losses as of December 31, 2020. This forecast considered the global economic impact from the ongoing pandemic, as well as the potential United States' fiscal response. We considered all available information at year end, including the December 2020 fiscal stimulus package and the rollout of the COVID vaccines and determined the forecast to be a reasonable view of the outlook for the global economy.

The baseline scenario reflects moderate economic growth over the next two years in markets in which we operate. U.S. GDP continues to rebound from the unprecedented decline in the second quarter of 2020 with a 3% annualized growth rate forecast for the fourth quarter of 2020. GDP continues to grow throughout 2021, returning to pre-pandemic levels by the fourth quarter of 2021. The national unemployment rate forecast is 7.2% in the fourth quarter of 2020, declining to 6.3% by the fourth quarter of 2021.

To the extent we identify credit risk considerations that are not captured by the third-party economic forecast, we address the risk through management’s qualitative adjustments to the ALLL.

As a result of the unprecedented economic uncertainty caused by the COVID-19 pandemic, our future loss estimates may vary considerably from our December 31, 2020, assumptions.

Commercial Loan Portfolio

The ALLL from continuing operations for the commercial segment decreased by $124 million, or 16.5%, from December 31, 2019 to January 1, 2020, with the adoption of ASU 2016-13, Financial Instruments - Credit Losses (ASC 326). The commercial ALLL increased by $472 million, or 75.3%, from January 1, 2020, through December 31, 2020, driven by updated economic forecasts that capture deterioration triggered by the global COVID-19 pandemic.

The primary changes to the economic forecast included higher unemployment and decreased GDP and commercial real estate price indices, which contributed to the ALLL increase for the overall commercial segment. Negative risk rating migration and increased criticized assets during the year also contributed to increases in ALLL levels for the commercial segment.

As of December 31, 2020, we concluded that no ALLL is necessary for $6.7 billion in outstanding PPP loans as they are 100% guaranteed by the SBA.

Consumer Loan Portfolio

The ALLL from continuing operations for the consumer segment increased by $328 million, or 220%, from December 31, 2019 to January 1, 2020, with the adoption of ASU 2016-13, Financial Instruments - Credit Losses (ASC 326). The consumer ALLL increased $50 million, or 10.5%, from January 1, 2020 through December 31, 2020, largely driven by updated economic forecasts that capture deterioration triggered by the global COVID-19 pandemic.

The most meaningful economic forecast change contributing to the increase in reserves since January 1, 2020 is deterioration in the unemployment rate outlook, which impacts all consumer segments. As it relates to the changes in the ALLL due to portfolio factors, shifts are largely driven by attrition activity, targeted portfolio growth and overall strong credit performance. The ALLL results reflect incremental credit risk considerations as a result of the economic stress and related borrower assistance programs, which are addressed through qualitative adjustments.

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

Most extensions of credit are subject to loan scoring. Loan grades are assigned at the time of origination, verified by credit risk management, and periodically re-evaluated thereafter. This risk rating methodology blends our judgment with quantitative modeling. Commercial loans generally are assigned two internal risk ratings. The first rating reflects the probability that the borrower will default on an obligation; the second rating reflects expected recovery rates on the credit facility. Default probability is determined based on, among other factors, the financial strength of the borrower, an assessment of the borrower’s management, the borrower’s competitive position within its industry sector, and our view of industry risk in the context of the general economic outlook. Types of exposure, transaction structure, and collateral, including credit risk mitigants, affect the expected recovery assessment.

Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category and Vintage (a)

As of December 31, 2020	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and Internal Risk Rating
in millions	2020	2019	2018	2017	2016	Prior			Total
Commercial and Industrial
Risk Rating:
Pass	$13,100	$5,487	$4,040	$2,617	$1,967	$2,709	$19,832	$118	$49,870
Criticized (Accruing)	66	198	174	236	150	279	1,527	22	2,652
Criticized (Nonaccruing)	8	27	71	28	17	7	226	1	385
Total commercial and industrial	13,174	5,712	4,285	2,881	2,134	2,995	21,585	141	52,907
Real estate — commercial mortgage
Risk Rating:
Pass	1,591	2,937	1,737	867	765	3,027	885	43	11,852
Criticized (Accruing)	12	142	81	145	72	255	22	2	731
Criticized (Nonaccruing)	—	1	4	4	2	88	5	—	104
Total real estate — commercial mortgage	1,603	3,080	1,822	1,016	839	3,370	912	45	12,687
Real estate — construction
Risk Rating:
Pass	367	764	510	188	27	22	31	5	1,914
Criticized (Accruing)	—	14	38	18	—	2	1	—	73
Criticized (Nonaccruing)	—	—	—	—		—	—	—	—
Total real estate — construction	367	778	548	206	27	24	32	5	1,987
Commercial lease financing
Risk Rating:
Pass	1,076	1,050	534	504	228	901	—	—	4,293
Criticized (Accruing)	10	35	15	26	7	4	—	—	97
Criticized (Nonaccruing)	—	2	2	2	2	1	—	—	9
Total commercial lease financing	1,086	1,087	551	532	237	906		—	4,399
Total commercial loans	$16,230	$10,657	$7,206	$4,635	$3,237	$7,295	$22,529	$191	$71,980

(a)Accrued interest of $140 million, presented in Other Assets on the Consolidated Balance Sheets, was excluded from the amortized cost basis disclosed in this table.

Consumer Credit Exposure
Credit Risk Profile by FICO Score and Vintage (a)

As of December 31, 2020	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and FICO Score
in millions	2020	2019	2018	2017	2016	Prior			Total
Real estate — residential mortgage
FICO Score:
750 and above	$3,595	$1,620	$194	$254	$537	$1,211	—	—	$7,411
660 to 749	710	284	76	48	100	332	—	—	1,550
Less than 660	16	28	21	10	26	170	—	—	271
No Score	1	2	2	7	2	52	—	—	66
Total real estate — residential mortgage	4,322	1,934	293	319	665	1,765	—	—	9,298
Home equity loans
FICO Score:
750 and above	1,043	404	168	202	190	839	$2,689	$590	6,125
660 to 749	385	198	82	77	69	253	1,237	206	2,507
Less than 660	27	30	18	20	20	113	426	61	715
No Score	2	2	1	—	—	2	5	1	13
Total home equity loans	1,457	634	269	299	279	1,207	4,357	858	9,360
Consumer direct loans
FICO Score:
750 and above	1,840	883	115	32	16	57	119	—	3,062
660 to 749	479	268	80	22	14	33	254	1	1,151
Less than 660	23	37	21	8	5	10	81	—	185
No Score	65	35	21	21	10	11	153	—	316
Total consumer direct loans	2,407	1,223	237	83	45	111	607	1	4,714
Credit cards
FICO Score:
750 and above	—	—	—	—	—	—	488	—	488
660 to 749	—	—	—	—	—	—	407	—	407
Less than 660	—	—	—	—	—	—	93	—	93
No Score	—	—	—	—	—	—	1	—	1
Total credit cards	—	—	—	—	—	—	989	—	989
Consumer indirect loans
FICO Score:
750 and above	1,092	924	369	188	69	66	—	—	2,708
660 to 749	653	558	232	97	36	47	—	—	1,623
Less than 660	143	163	99	54	25	28	—	—	512
No Score	1	—	—	—	—	—	—	—	1
Total consumer indirect loans	1,889	1,645	700	339	130	141	—	—	4,844
Total consumer loans	$10,075	$5,436	$1,499	$1,040	$1,119	$3,224	$5,953	$859	$29,205

(a)Accrued interest of $101 million, presented in Other Assets on the Consolidated Balance Sheets, was excluded from the amortized cost basis disclosed in this table.

Nonperforming and Past Due Loans

Our policies for determining past due loans, placing loans on nonaccrual, applying payments on nonaccrual loans, and resuming accrual of interest for our commercial and consumer loan portfolios are disclosed in Note 1 (”Basis of Presentation and Accounting Policies”) and Note 1 (“Summary of Significant Accounting Policies”) under the heading “Nonperforming Loans”.

Under the CARES Act as well as banking regulator interagency guidance, certain loan modifications to borrowers experiencing financial distress as a result of the economic impacts created by the COVID-19 pandemic may not be required to be reported as past due and nonperforming. For COVID-19 related loan modifications which occurred from March 1, 2020, through December 31, 2020, and met the loan modification criteria under either the CARES Act or the criteria specified by the regulatory agencies, we have elected to re-age to current status all commercial loans and consumer loans that are not secured by real-estate and freeze the delinquency status of consumer real estate secured loans as of the modification or forbearance grant date. At December 31, 2020, the portfolio loans and leases that have received a payment deferral or forbearance as part of our COVID-19 hardship relief programs totaled $575 million, of which $506 million of loan modifications and forbearances made under the criteria of either the CARES Act, banking regulator interagency guidance, or short-term forbearance policies were not reported as nonperforming.

The following aging analysis of past due and current loans as of December 31, 2020, and December 31, 2019, provides further information regarding Key’s credit exposure.

Aging Analysis of Loan Portfolio(a)

December 31, 2020	Current	30-59 Days Past Due (b)	60-89 Days Past Due (b)	90 and Greater Days Past Due (b)	Non-performing Loans (c)	Total Past Due and Non-performing Loans (c)	Total Loans (d)
in millions
LOAN TYPE
Commercial and industrial	$52,396	$36	$50	$40	$385	$511	$52,907
Commercial real estate:
Commercial mortgage	12,548	9	5	21	104	139	12,687
Construction	1,986	—	—	1	—	1	1,987
Total commercial real estate loans	14,534	9	5	22	104	140	14,674
Commercial lease financing	4,369	21	1	—	8	30	4,399
Total commercial loans	$71,299	$66	$56	$62	$497	$681	$71,980
Real estate — residential mortgage	$9,173	$11	$3	$1	$110	$125	$9,298
Home equity loans	9,143	34	20	9	154	217	9,360
Consumer direct loans	4,694	7	4	4	5	20	4,714
Credit cards	972	5	3	7	2	17	989
Consumer indirect loans	4,792	25	7	3	17	52	4,844
Total consumer loans	$28,774	$82	$37	$24	$288	$431	$29,205
Total loans	$100,073	$148	$93	$86	$785	$1,112	$101,185

(a)Amounts in table represent amortized cost and exclude loans held for sale.
(b)Accrued interest of $241 million presented in “other assets” on the Consolidated Balance Sheets is excluded from the amortized cost basis disclosed in this table.
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

At December 31, 2020, the carrying amount of our commercial nonperforming loans outstanding represented 70% of their original contractual amount owed, total nonperforming loans outstanding represented 76% of their original contractual amount owed, and nonperforming assets in total were carried at 83% of their original contractual amount owed.

Nonperforming loans reduced expected interest income by $27 million, $31 million, and $30 million for each of the twelve months ended December 31, 2020, December 31, 2019, and December 31, 2018, respectively.

The amortized cost basis of nonperforming loans on nonaccrual status for which there is no related allowance for credit losses was $379 million at December 31, 2020.

Collateral-dependent Financial Assets

We classify financial assets as collateral-dependent when our borrower is experiencing financial difficulty, and we expect repayment to be provided substantially through the operation or sale of the collateral. Our commercial loans have collateral that includes cash, accounts receivable, inventory, commercial machinery, commercial properties, commercial real estate construction projects, and stock or ownership interests in the borrowing entity. When appropriate we also consider the enterprise value of the borrower as a repayment source for collateral-dependent loans. Our consumer loans have collateral that includes residential real estate, automobiles, boats, and RVs.

There were no significant changes in the extent to which collateral secures our collateral-dependent financial assets during 2020.

TDRs

We classify loan modifications as TDRs when a borrower is experiencing financial difficulties and we have granted a concession without commensurate financial, structural, or legal consideration. Our loan modifications are handled on a case-by-case basis and are negotiated to achieve mutually agreeable terms that maximize loan collectability and meet the borrower’s financial needs. Under the CARES Act as well as banking regulator interagency guidance, certain loan modifications to borrowers experiencing financial distress as a result of the economic impacts created by the COVID-19 pandemic may not be required to be treated as TDRs under U.S. GAAP.  We elected to suspend TDR accounting for $506 million of COVID-19 related loan modifications as of December 31, 2020, as such loan modifications met the criteria under either the CARES Act, banking regulator interagency guidance or are a short-term forbearance.

Commitments outstanding to lend additional funds to borrowers whose loan terms have been modified in TDRs were $1 million and $4 million at December 31, 2020, and December 31, 2019, respectively.

The consumer TDR other concession category in the table below primarily includes those borrowers’ debts that are discharged through Chapter 7 bankruptcy and have not been formally re-affirmed. At December 31, 2020, and December 31, 2019, the recorded investment of consumer residential mortgage loans in the process of foreclosure was approximately $92 million and $97 million, respectively.

The following table shows the post-modification outstanding recorded investment by concession type for our commercial and consumer accruing and nonaccruing TDRs that occurred during the periods indicated:

December 31,
in millions	2020	2019
Commercial loans:
Extension of Maturity Date	$5	$11
Payment or Covenant Modification/Deferment	59	11
Bankruptcy Plan Modification	—	—
Increase in new commitment or new money	—	8
Total	$64	$30
Consumer loans:
Interest rate reduction	$41	$14
Other	21	29
Total	$62	$43
Total TDRs	$126	$73

The following table summarizes the change in the post-modification outstanding recorded investment of our accruing and nonaccruing TDRs during the periods indicated:

December 31,
in millions	2020	2019
Balance at beginning of the period	$347	$399
Additions	173	112
Payments	(95)	(145)
Charge-offs	(62)	(19)
Balance at end of period	$363	$347

A further breakdown of TDRs included in nonperforming loans by loan category for the periods indicated are as follows:

	December 31, 2020			December 31, 2019
	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
dollars in millions
LOAN TYPE
Nonperforming:
Commercial and industrial	66	$136	$92	51	$72	$53
Commercial real estate:
Real estate — commercial mortgage	7	62	50	6	64	58
Total commercial real estate loans	7	62	50	6	64	58
Total commercial loans	73	198	142	57	136	111
Real estate — residential mortgage	258	35	34	181	13	11
Home equity loans	630	41	37	713	42	41
Consumer direct loans	212	3	3	172	2	2
Credit cards	356	2	2	368	2	2
Consumer indirect loans	861	15	11	1,131	19	16
Total consumer loans	2,317	96	87	2,565	78	72
Total nonperforming TDRs	2,390	294	229	2,622	214	183
Prior-year accruing: (a)
Commercial and industrial	3	5	—	6	30	25
Commercial real estate:
Real estate — commercial mortgage	—	—	—	1	—	—
Total commercial loans	3	5	—	7	30	25
Real estate — residential mortgage	485	37	31	493	37	31
Home equity loans	1,781	106	83	1,751	104	84
Consumer direct loans	163	4	3	139	4	3
Credit cards	536	3	1	486	3	1
Consumer indirect loans	775	29	16	714	33	20
Total consumer loans	3,740	179	134	3,583	181	139
Total prior-year accruing TDRs	3,743	184	134	3,590	211	164
Total TDRs	6,133	$478	$363	6,212	$425	$347

(a)All TDRs that were restructured prior to January 1, 2020, and January 1, 2019, are fully accruing.

Commercial loan TDRs are considered defaulted when principal and interest payments are 90 days past due. Consumer loan TDRs are considered defaulted when principal and interest payments are more than 60 days past due. During 2020, there were seven commercial loan TDRs and 212 consumer loan TDRs with a combined recorded investment of $10 million that experienced payment defaults after modifications resulting in TDR status during 2019. During 2019, there were no commercial loan TDRs and 356 consumer loan TDRs with a combined recorded investment of $8 million that experienced payment defaults after modifications resulting in TDR status during 2018.
Liability for Credit Losses on Off Balance Sheet Exposures

The liability for credit losses inherent in unfunded lending-related commitments, such as letters of credit and unfunded loan commitments, and certain financial guarantees is included in “accrued expense and other liabilities” on the balance sheet and is assessed a reserve under CECL.

Changes in the liability for credit losses on off balance sheet exposures are summarized as follows:

	Twelve Months Ended December 31,
in millions	2020	2019
Balance at the end of the prior period	$68	$64
Liability for credit losses on contingent guarantees at the end of the prior period	7	—
Cumulative effect from change in accounting principle (a), (b)	66	—
Balance at beginning of period	141	64
Provision (credit) for losses on off balance sheet exposures	56	4
Balance at end of period	$197	$68

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present assets and liabilities measured at fair value on a recurring basis at December 31, 2020, and December 31, 2019.

	December 31, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
in millions
ASSETS MEASURED ON A RECURRING BASIS
Trading account assets:
U.S. Treasury, agencies and corporations	—	$633	—	$633	—	$843	—	$843
States and political subdivisions	—	24	—	24	—	30	—	30
Other mortgage-backed securities	—	47	—	47	—	78	—	78
Other securities	—	13	—	13	—	44	—	44
Total trading account securities	—	717	—	717	—	995	—	995
Commercial loans	—	18	—	18	—	45	—	45
Total trading account assets	—	735	—	735	—	1,040	—	1,040
Securities available for sale:
U.S. Treasury, agencies and corporations	—	1,000	—	1,000	—	334	—	334
States and political subdivisions	—	—	—	—	—	4	—	4
Agency residential collateralized mortgage obligations	—	14,273	—	14,273	—	12,783	—	12,783
Agency residential mortgage-backed securities	—	2,164	—	2,164	—	1,714	—	1,714
Agency commercial mortgage-backed securities	—	10,106	—	10,106	—	6,997	—	6,997
Other securities	—	—	$13	13	—	—	$11	11
Total securities available for sale	—	27,543	13	27,556	—	21,832	11	21,843
Other investments:
Principal investments:
Direct	—	—	1	1	—	—	1	1
Indirect (measured at NAV) (a)	—	—	—	53	—	—	—	68
Total principal investments	—	—	1	54	—	—	1	69
Equity investments:
Direct	—	—	13	13	—	—	12	12
Direct (measured at NAV) (a)	—	—	—	7	—	—	—	1
Indirect (measured at NAV) (a)	—	—	—	7	—	—	—	8
Total equity investments	—	—	13	27	—	—	12	21
Total other investments	—	—	14	81	—	—	13	90
Loans, net of unearned income (residential)	—	—	11	11	—	—	4	4
Loans held for sale (residential)	—	264	—	264	—	140	—	140
Derivative assets:
Interest rate	—	1,528	56	1,584	—	941	22	963
Foreign exchange	$78	31	—	109	$49	$18	$—	$67
Commodity	—	424	2	426	—	208	—	208
Credit	—	—	1	1	—	—	1	1
Other	—	26	32	58	—	9	5	14
Derivative assets	78	2,009	91	2,178	49	1,176	28	1,253
Netting adjustments (b)	—	—	—	(380)	—	—	—	(473)
Total derivative assets	78	2,009	91	1,798	49	1,176	28	780
Total assets on a recurring basis at fair value	$78	$30,551	$129	$30,445	$49	$24,188	$56	$23,897
LIABILITIES MEASURED ON A RECURRING BASIS
Bank notes and other short-term borrowings:
Short positions	$256	$503	—	$759	$19	$686	—	$705
Derivative liabilities:
Interest rate	—	288	—	288	—	253	—	253
Foreign exchange	72	31	—	103	43	17	—	60
Commodity	—	408	—	408	—	200	—	200
Credit	—	—	$11	11	—	1	$9	10
Other	—	16	—	16	—	10	—	10
Derivative liabilities	72	743	11	826	43	481	9	533
Netting adjustments (b)	—	—	—	(675)	—	—	—	(335)
Total derivative liabilities	72	743	11	151	43	481	9	198
Total liabilities on a recurring basis at fair value	$328	$1,246	$11	$910	$62	$1,167	$9	$903

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
Securities (includes trading account assets securities available for sale, and U.S. Treasury Bills classified as short-term investments)
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

The valuations provided by the third-party pricing service are based on observable market inputs, which include benchmark yields, reported trades, issuer spreads, benchmark securities, bids, offers, and reference data obtained from market research publications. Inputs used by the third-party pricing service in valuing CMOs and other mortgage-backed securities also include new issue data, monthly payment information, whole loan collateral performance, and “To Be Announced” prices. In valuations of securities issued by state and political subdivisions, inputs used by the third-party pricing service also include material event notices. We regularly validate the pricing methodologies of valuations derived from a third-party pricing service to ensure the fair value determination is consistent with applicable accounting guidance and that our assets are properly classified in the fair value hierarchy. To perform this validation, we:

•review documentation received from our third-party pricing service regarding the inputs used in its valuations and determine a level assessment for each category of securities;
•substantiate actual inputs used for a sample of securities by comparing the actual inputs used by our third-party pricing service to comparable inputs for similar securities; and
•substantiate the fair values determined for a sample of securities by comparing the fair values provided by our third-party pricing service to prices from other independent sources for the same and similar securities.

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

We are in the process of winding down our direct principal investment portfolio. As of December 31, 2020, the balance is less than $1 million.
Level 3

Asset/liability class	Valuation technique	Valuation hierarchy classification(s)
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

Under the provisions of the Volcker Rule, we are required to dispose or conform our indirect investments to the requirements of the statute by no later than July 21, 2022. As of December 31, 2020, we have not committed to a plan to sell these investments. Therefore, these investments continue to be valued using the net asset value per share methodology.
NAV

The following table presents the fair value of our direct and indirect principal investments and related unfunded commitments at December 31, 2020, as well as financial support provided for the years ended December 31, 2020, and December 31, 2019.

			Financial support provided
			Year ended December 31,
	December 31, 2020		2020		2019
in millions	Fair Value	Unfunded Commitments	Funded Commitments	Funded Other	Funded Commitments	Funded Other
INVESTMENT TYPE
Direct investments	$1	—	—	—	—	$—
Indirect investments (a)	53	$16	$2	—	$2	—
Total	$54	$16	$2	—	$2	$—

(a)Our indirect investments consist of buyout funds, venture capital funds, and fund of funds. These investments are generally not redeemable. Instead, distributions are received through the liquidation of the underlying investments of the fund. An investment in any one of these funds typically can be sold only with the approval of the fund’s general partners. At December 31, 2020, no significant liquidation of the underlying investments has been communicated to Key. The purpose of funding our capital commitments to these investments is to allow the funds to make additional follow-on investments and pay fund expenses until the fund dissolves. We, and all other investors in the fund, are obligated to fund the full amount of our respective capital commitments to the fund based on our and their respective ownership percentages, as noted in the applicable Limited Partnership Agreement.

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
NAV

Asset/liability class	Valuation technique	Valuation hierarchy classification(s)
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

The majority of our derivative positions are Level 2 and are valued using internally developed models based on market convention and observable market inputs. These derivative contracts include interest rate swaps, certain options, floors, cross currency swaps, credit default swaps, and forward mortgage loan sale commitments. Significant inputs used in the valuation models include:
• LIBOR, SOFR and OIS curves, index pricing curves, foreign currency curves
• Volatility surfaces (a three-dimensional graph of implied volatility against strike price and maturity)
We have customized derivative instruments and risk participations that are classified as Level 3 instruments. These derivative positions are valued using internally developed models, with inputs consisting of available market data, including:

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

The fair values of our derivatives include a credit valuation adjustment related to both counterparty and our own creditworthiness. The credit component considers master netting and collateral agreements and is determined by the individual counterparty based on potential future exposures, expected recovery rates, and market-implied probabilities of default.
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
Level 1 and 2
We also make liquidity valuation adjustments to the fair value of certain assets to reflect the uncertainty in the pricing and trading of the instruments when we are unable to observe recent market transactions for identical or similar instruments. Liquidity valuation adjustments are based on the following factors:

•the amount of time since the last relevant valuation;
•whether there is an actual trade or relevant external quote available at the measurement date; and
•volatility associated with the primary pricing components.

Changes in Level 3 Fair Value Measurements

The following table shows the change in the fair values of our Level 3 financial instruments measured at fair value on a recurring basis for the years ended December 31, 2020, and December 31, 2019.

in millions	Beginning of Period Balance	Gains (Losses) included in comprehensive income	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers Other	Transfers into Level 3		Transfers out of Level 3		End of Period Balance	Unrealized Gains (Losses) Included in Earnings
Year ended December 31, 2020
Securities available for sale
Other securities	$11	$2	—		—	—	—	—	—		—		$13	—
Other investments
Principal investments
Direct	1	—	—		—	—	—	—	—		—		1	—
Equity investments
Direct	12	—	$1	(c)	—	—	—	—	—		—		13	$1
Loans held for sale (residential)	—	—	—		—	$(10)	—	$10	—		—		—	—
Loans held for investment (residential)	4	—	—		—	(2)	—	9	—		—		11	—
Derivative instruments (b)
Interest rate	22	—	19	(d)	$17	(10)	—	—	$99	(e)	$(91)	(e)	56	—
Credit	(8)	—	(2)	(d)	1	(1)	—	—	—		—		(10)	—
Other (a)	5	—	7		—	—	—	20	—		—		32	—

in millions	Beginning of Period Balance	Gains (Losses) included in comprehensive income	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers Other	Transfers into Level 3		Transfers out of Level 3		End of Period Balance	Unrealized Gains (Losses) Included in Earnings
Year ended December 31, 2019
Securities available for sale
Other securities	$20	15	—		—	—	—	—	—		$(24)		$11	—
Other investments
Principal investments
Direct	1	—	—		—	—	—	—	—		—		1	—
Equity investments
Direct	7	—	$4	(c)	—	—	—	—	$1		—		12	$4
Loans held for sale (residential)	—	—	—		—	$(1)	—	$1	—		—		—	—
Loans held for investment (residential)	3	—	—		—	—	—	1	—		—		4	—
Derivative instruments (b)
Interest rate	5	—	3	(d)	$2	(1)	—	—	21	(e)	(8)	(e)	22	—
Credit	—	—	(8)	(d)	—	—	$—	—	—		—		(8)	—
Other (a)	3	—	—		—	—	—	$2	—		—		5	—

(a)Amounts represent Level 3 interest rate lock commitments.
(b)Amounts represent Level 3 derivative assets less Level 3 derivative liabilities.
(c)Realized and unrealized gains and losses on principal investments are reported in “other income” on the income statement. Realized and unrealized losses on equity investments are reported in “other income” on the income statement.
(d)Realized and unrealized gains and losses on derivative instruments are reported in “corporate services income” and “other income” on the income statement.
(e)Certain derivatives previously classified as Level 2 were transferred to Level 3 because Level 3 unobservable inputs became significant. Certain derivatives previously classified as Level 3 were transferred to Level 2 because Level 3 unobservable inputs became less significant.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in accordance with GAAP. The adjustments to fair value generally result from the application of accounting guidance that requires assets and liabilities to be recorded at the lower of cost or fair value, or assessed for impairment. There were no liabilities measured at fair value on a nonrecurring basis at December 31, 2020, and December 31, 2019. The following table presents our assets measured at fair value on a nonrecurring basis at December 31, 2020, and December 31, 2019:

	December 31, 2020				December 31, 2019
in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A NONRECURRING BASIS
Impaired loans and leases	—	—	$108	$108	—	—	$76	$76
Accrued income and other assets	—	$—	56	56	—	118	51	169
Total assets on a nonrecurring basis at fair value	—	$—	$164	$164	—	118	$127	$245

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
Level 2 and 3
OREO, other repossessed personal properties, and right-of-use assets(a)
OREO, other repossessed properties, and right-of-use assets are valued based on:

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

At December 31, 2020, and December 31, 2019, the carrying amount of equity investments recorded under this method was $171 million and $134 million, respectively. No impairment was recorded for the year ended December 31, 2020.
Level 3
Mortgage Servicing Rights(a)	Refer to Note 9. Mortgage Servicing Assets	Level 3
(a)Asset classes included in “Accrued income and other assets” on the Consolidated Balance Sheets

Quantitative Information about Level 3 Fair Value Measurements

The range and weighted-average of the significant unobservable inputs used to fair value our material Level 3 recurring and nonrecurring assets at December 31, 2020, and December 31, 2019, along with the valuation techniques used, are shown in the following table:

	Level 3 Asset (Liability)		Valuation Technique	Significant Unobservable Input	Range (Weighted-Average) (b), (c)
dollars in millions	December 31, 2020	December 31, 2019			December 31, 2020	December 31, 2019
Recurring
Securities available-for-sale:
Other securities	$13	$11	Discounted cash flows	Discount rate	N/A (15.09%)	N/A (16.10%)
				Marketability discount	N/A (30.00%)	N/A (30.00%)
				Volatility factor	N/A (44.00%)	N/A (43.00%)
Other investments:(a)
Equity investments
Direct	13	12	Discounted cash flows	Discount rate	13.90 - 17.04% (15.47%)	13.91 - 17.24% (15.61%)
				Marketability discount	N/A (30.00%)	N/A (30.00%)
				Volatility factor	N/A (52.00%)	N/A (47.00%)
Loans, net of unearned income (residential)	11	4	Market comparable pricing	Comparability factor	64.50%-99.04% (94.17%)	79.00 - 98.00% (91.05%)
Derivative instruments:
Interest rate	56	22	Discounted cash flows	Probability of default	.02 - 100% (7.90%)	.02 - 100% (5.40%)
				Internal risk rating	1 - 19 (9.675)	1 - 19 (9.168)
				Loss given default	0 - 1 (.483)	0 - 1 (.492)
Credit (assets)	1	1	Discounted cash flows	Probability of default	.02 - 100% (4.70%)	.02 - 100% (4.2%)
				Internal risk rating	1 - 19 (10.478)	1 - 19 (10.13)
				Loss given default	0 - 1 (.490)	0 - 1 (.498)
Credit (liabilities)	(11)	(9)	Discounted cash flows	Probability of default	.02 - 100% (15.45%)	.02 - 100% (12.24%)
				Internal risk rating	1 - 19 (8.555)	1 - 19 (8.058)
				Loss given default	0 - 1 (.431)	0 - 1 (.411)
Other(d)	32	5	Discounted cash flows	Loan closing rates	36.95 - 99.68% (77.51%)	37.71 - 99.69% (79.33%)
Nonrecurring
Impaired loans	108	76	Fair value of underlying collateral	Discount rate	0 - 100.00% (36.00%)	0 - 60.00% (10.00%)
Accrued income and other assets:(e)
OREO	16	5	Appraised value	Appraised value	N/M	N/M
(a) Principal investments, direct is excluded from this table as the balance at December 31, 2020, is insignificant (less than $1 million).
(a)The weighted average of significant unobservable inputs is calculated using a weighting relative to fair value.
(b)For significant unobservable inputs with no range, a single figure is reported to denote the single quantitative factor used.
(c)Amounts represent interest rate lock commitments.
(d)Excludes $40 million and $46 million pertaining to mortgage servicing assets measured at fair value as of December 31, 2020, and December 31, 2019, respectively. Refer to Note 9 (“Mortgage Servicing Assets”) for significant unobservable inputs pertaining to these assets.

Fair Value Disclosures of Financial Instruments

The levels in the fair value hierarchy ascribed to our financial instruments and the related carrying amounts at December 31, 2020, and December 31, 2019, are shown in the following table.

	December 31, 2020
		Fair Value
in millions	Carrying Amount	Level 1	Level 2	Level 3	Measured at NAV	Netting Adjustment		Total
ASSETS (by measurement category)
Fair value - net income
Trading account assets (b)	$735	—	$735	—	—	—		$735
Other investments (b)	621	—	—	$555	$66	—		621
Loans, net of unearned income (residential) (d)	11	—	—	11	—	—		11
Loans held for sale (residential) (b)	264	—	264	—	—	—		264
Derivative assets - trading (b)	1,676	$78	1,939	91	—	$(433)	(f)	1,675
Fair value - OCI
Securities available for sale (b)	27,556	—	27,543	13	—	—		27,556
Derivative assets - hedging (b) (g)	123	—	70	—	—	53	(f)	123
Amortized cost
Held-to-maturity securities (c)	7,595	—	8,023	—	—	—		8,023
Loans, net of unearned income (d)	99,548	—	—	98,946	—	—		98,946
Loans held for sale (b)	1,319	—	—	1,319	—	—		1,319
Other
Cash and short-term investments (a)	17,285	17,285	—	—	—	—		17,285
LIABILITIES (by measurement category)
Fair value - net income
Derivative liabilities - trading (b)	154	72	746	11	—	(675)	(f)	154
Fair value - OCI
Derivative liabilities - hedging (b) (g)	(3)	—	(3)	—	—	—	(f)	(3)
Amortized cost
Time deposits (e)	5,743	—	5,765	—	—	—		5,765
Short-term borrowings (a)	979	256	723	—	—	—		979
Long-term debt (e)	13,709	13,925	734	—	—	—		14,659
Other
Deposits with no stated maturity (a)	129,539	—	129,539	—	—	—		129,539

	December 31, 2019
		Fair Value
in millions	Carrying Amount	Level 1	Level 2	Level 3	Measured at NAV	Netting Adjustment		Total
ASSETS (by measurement category)
Fair value - net income
Trading account assets (b)	$1,040	—	$1,040	—	—	—		$1,040
Other investments (b)	605	—	—	$528	$77	—		605
Loans, net of unearned income (residential) (d)	4	—	—	4	—	—		4
Loans held for sale (residential) (b)	140	—	140	—	—	—		140
Derivative assets - trading (b)	715	$49	985	28	—	$(347)	(f)	715
Fair value - OCI
Securities available for sale (b)	21,843	—	21,832	11	—	—		21,843
Derivative assets - hedging (b) (g)	65	—	191	—	—	(126)	(f)	65
Amortized cost
Held-to-maturity securities (c)	10,067	—	10,116	—	—	—		10,116
Loans, net of unearned income (d)	93,742	—	—	92,641	—	—		92,641
Loans held for sale (b)	1,194	—	—	1,194	—	—		1,194
Other
Cash and short-term investments (a)	2,004	2,004	—	—	—	—		2,004
LIABILITIES (by measurement category)
Fair value - net income
Derivative liabilities - trading (b)	194	43	461	9	—	(319)	(f)	194
Fair value - OCI
Derivative liabilities - hedging (b) (g)	4	—	20	—	—	(16)	(f)	4
Amortized cost
Time deposits (e)	11,652	—	11,752	—	—	—		11,752
Short-term borrowings (a)	1,092	19	1,073	—	—	—		1,092
Long-term debt (e)	12,448	12,694	$249	—	—	—		12,943
Other
Deposits with no stated maturity (a)	100,218	—	100,218	—	—	—		100,218

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

We determine fair value based on assumptions pertaining to the factors that a market participant would consider in valuing the asset. A substantial portion of our fair value adjustments are related to liquidity. During 2019 and 2020, the fair values of our loan portfolios generally remained stable, primarily due to sustained liquidity in the loan markets. If we were to use different assumptions, the fair values shown in the preceding table could change. Also, because the applicable accounting guidance for financial instruments excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements, the fair value amounts shown in the table above do not, by themselves, represent the underlying value of our company as a whole.

Discontinued assets - education lending business. Our discontinued assets include government-guaranteed and private education loans originated through our education lending business that was discontinued in September 2009. This portfolio consists of loans recorded at carrying value with appropriate valuation reserves and loans in portfolio recorded at fair value. All of these loans were excluded from the table above as follows:

•Loans at carrying value, net of allowance, of $674 million ($567 million at fair value) at December 31, 2020, and $855 million ($729 million at fair value) at December 31, 2019; and
•Portfolio loans at fair value of $2 million at December 31, 2020, and $2 million at December 31, 2019.

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

	2020				2019
December 31, in millions	Amortized Cost (a)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury, Agencies, and Corporations	$1,000	—	—	$1,000	$334	—	$—	$334
States and political subdivisions	—	—	—	—	4	—	—	4
Agency residential collateralized mortgage obligations	14,001	$297	$25	14,273	12,772	$82	71	12,783
Agency residential mortgage-backed securities	2,094	70	—	2,164	1,677	41	4	1,714
Agency commercial mortgage-backed securities	9,707	432	33	10,106	6,898	139	40	6,997
Other securities	8	5	—	13	7	4	—	11
Total securities available for sale	$26,810	$804	$58	$27,556	$21,692	$266	$115	$21,843
HELD-TO-MATURITY SECURITIES
Agency residential collateralized mortgage obligations	$3,775	$124	$—	$3,899	$5,692	$23	$49	$5,666
Agency residential mortgage-backed securities	271	14	—	285	409	6	—	415
Agency commercial mortgage-backed securities	3,515	290	—	3,805	3,940	78	9	4,009
Asset-backed securities	19	—	—	19	11	—	—	11
Other securities	15	—	—	15	15	—	—	15
Total held-to-maturity securities	$7,595	$428	$—	$8,023	$10,067	$107	$58	$10,116

(a)Amortized cost amounts exclude accrued interest receivable which is recorded within “other assets” on the balance sheet. At December 31, 2020 accrued interest receivable on available for sale securities and held-to-maturity securities totaled $42 million and $15 million, respectively.

The following table summarizes available for sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of December 31, 2020, and December 31, 2019:

	Duration of Unrealized Loss Position
	Less than 12 Months			12 Months or Longer			Total
in millions	Fair Value	Gross Unrealized Losses		Fair Value	Gross Unrealized Losses		Fair Value	Gross Unrealized Losses
December 31, 2020
Securities available for sale:
Agency residential collateralized mortgage obligations	$2,110	$25		$—	$—		$2,110	$25
Agency residential mortgage-backed securities	6	—	(a)	$5	—	(a)	11	—
Agency commercial mortgage-backed securities	2,709	33		—	—		2,709	33
Held-to-maturity securities:
Agency residential collateralized mortgage obligations	—	—		24	—	(a)	24	—
Other securities	5	—	(a)	—	—		5	—
Total securities in an unrealized loss position	$4,830	$58		$29	$—		$4,859	$58
December 31, 2019
Securities available for sale:
U.S. Treasury, agencies, and corporations	$30	—	(b)	$30	—	(b)	$60	—
Agency residential collateralized mortgage obligations	3,432	$20		3,221	$51		6,653	$71
Agency residential mortgage-backed securities	33	—	(b)	629	4		662	4
Agency commercial mortgage-backed securities	1,541	17		1,213	23		2,754	40
Held-to-maturity securities:
Agency residential collateralized mortgage obligations	1,626	14		2,289	35		3,915	49
Agency residential mortgage-backed securities	56	—	(b)	—	—		56	—
Agency commercial mortgage-backed securities	518	9		—	—		518	9
Asset-backed securities	11	—	(b)	—	—		11	—
Other securities	3	—	(b)	—	—		3	—
Total securities in an unrealized loss position	$7,250	$60		$7,382	$113		$14,632	$173

(a)At December 31, 2020, gross unrealized losses totaled less than $1 million for agency residential mortgage-backed securities available for sale with a loss duration of less than 12 months and less than $1 million for other securities held-to-maturity with a loss duration of less than 12 months. At December 31, 2020, gross unrealized losses totaled less than $1 million for agency residential mortgage-backed securities available for sale with a loss duration greater than 12 months or longer and less than $1 million. for agency residential mortgage-backed securities held to maturity.
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

Based on our evaluation at December 31, 2020, under the new impairment model, an allowance for credit losses has not been recorded nor have unrealized losses been recognized into income. The issuers of the securities are of high credit quality and have a long history of no credit losses, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely attributed to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments.

At December 31, 2020, securities available-for-sale and held-to-maturity securities totaling $13.6 billion were pledged to secure securities sold under repurchase agreements, to secure public and trust deposits, to facilitate access to secured funding, and for other purposes required or permitted by law.
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

	Securities Available for Sale		Held-to-Maturity Securities
December 31, 2020	Amortized Cost	Fair Value	Amortized Cost	Fair Value
in millions
Due in one year or less	$1,889	$1,896	$77	$78
Due after one through five years	15,410	15,891	4,941	5,150
Due after five through ten years	6,686	6,964	2,577	2,795
Due after ten years	2,825	2,805	—	—
Total	$26,810	$27,556	$7,595	$8,023

8. Derivatives and Hedging Activities
We are a party to various derivative instruments, mainly through our subsidiary, KeyBank. The primary derivatives that we use are interest rate swaps, caps, floors, forwards and futures; foreign exchange contracts; commodity derivatives; and credit derivatives. These instruments help us manage exposure to interest rate risk, mitigate the credit risk inherent in our loan portfolio, hedge against changes in foreign currency exchange rates, and meet client financing and hedging needs. As further discussed in this note:

•interest rate risk is the risk that the EVE or net interest income will be adversely affected by fluctuations in interest rates;
•credit risk is the risk of loss arising from an obligor’s inability or failure to meet contractual payment or performance terms; and
•foreign exchange risk is the risk that an exchange rate will adversely affect the fair value of a financial instrument.
At December 31, 2020, after taking into account the effects of bilateral collateral and master netting agreements, we had $123 million of derivative assets and $3 million of derivative liabilities that relate to contracts entered into for hedging purposes. As of the same date, after taking into account the effects of bilateral collateral and master netting agreements and a reserve for potential future losses, we had derivative assets of $1.7 billion and derivative liabilities of $153 million that were not designated as hedging instruments. These positions are primarily comprised of derivative contracts entered into for client accommodation purposes.

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
Derivatives Not Designated in Hedge Relationships

We may enter into interest rate swap contracts to manage economic risks but do not designate the instruments in hedge relationships. Excluding contracts addressing customer exposures, the amount of derivatives hedging risks on an economic basis at December 31, 2020, was not significant.
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

We also enter into derivative contracts for other purposes, including:

•interest rate swap, cap, and floor contracts entered into generally to accommodate the needs of commercial loan clients;
•energy and base metal swap and option contracts entered into to accommodate the needs of clients;
•foreign exchange forward and option contracts entered into primarily to accommodate the needs of clients; and
•futures contracts and positions with third parties that are intended to offset or mitigate the interest rate or market risk related to client positions discussed above.

Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments
The following table summarizes the fair values of our derivative instruments on a gross and net basis as of December 31, 2020, and December 31, 2019. The change in the notional amounts of these derivatives by type from December 31, 2019, to December 31, 2020, indicates the volume of our derivative transaction activity during 2020. The notional amounts are not affected by bilateral collateral and master netting agreements. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Where master netting agreements are not in effect or are not enforceable under bankruptcy laws, we do not adjust those derivative assets and liabilities with counterparties. Securities collateral related to legally enforceable master netting agreements is not offset on the balance sheet. Our derivative instruments are included in “accrued income and other assets” or “accrued expenses and other liabilities” on the balance sheet, as indicated in the following table:

	December 31, 2020			December 31, 2019
		Fair Value (a)			Fair Value
in millions	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate	$36,135	$70	$(3)	$39,208	$191	$20
Total	36,135	70	(3)	39,208	191	20
Derivatives not designated as hedging instruments:
Interest rate	78,424	1,514	291	71,209	772	233
Foreign exchange	6,385	109	103	6,572	67	60
Commodity	9,702	426	408	5,324	208	200
Credit	423	1	11	427	1	10
Other (b)	4,951	58	16	3,337	14	10
Total	99,885	2,108	829	86,869	1,062	513
Netting adjustments (c)	—	(380)	(675)	—	(473)	(335)
Net derivatives in the balance sheet	136,020	1,798	151	126,077	780	198
Other collateral (d)	—	(2)	(11)	—	(2)	(42)
Net derivative amounts	$136,020	$1,796	$140	$126,077	$778	$156

(a)We take into account bilateral collateral and master netting agreement that allow us to settle all derivative contracts held with a single counterparty on a net basis, and to offset the net derivative position with the related cash collateral when recognizing derivative assets and liabilities. As a result, we could have derivative contracts with negative fair values included in derivative assets and contracts with positive fair values included in derivative liabilities.
(b)Other derivatives include interest rate lock commitments and forward sale commitments related to our residential mortgage banking activities, forward purchase and sales contracts consisting of contractual commitments associated with “to be announced” securities and when issued securities.
(c)Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance.
(d)Other collateral represents the amount that cannot be used to offset our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance. The other collateral consists of securities and is exchanged under bilateral collateral and master netting agreements that allow us to offset the net derivative position with the related collateral. The application of the other collateral cannot reduce the net derivative position below zero. Therefore, excess other collateral, if any, is not reflected above.

Fair value hedges. During the year ended December 31, 2020, we did not exclude any portion of these hedging instruments from the assessment of hedge effectiveness.
The following tables summarize the amounts that were recorded on the balance sheet as of December 31, 2020 and December 31, 2019, related to cumulative basis adjustments for fair value hedges.

	December 31, 2020
in millions	Balance sheet line item in which the hedge item is included	Carrying amount of hedged item(a)	Hedge accounting basis adjustment
Interest rate contracts	Long-term debt(b)	$8,182	$416
Interest rate contracts	Securities available for sale(c)	2,080	(21)

	December 31, 2019
in millions	Balance sheet line item in which the hedge item is included	Carrying amount of hedged item (a)	Hedge accounting basis adjustment
Interest rate contracts	Long-term debt(b)	$8,408	$240

(a)The carrying amount represents the portion of the asset or liability designated as the hedged item.
(b)Basis adjustments related to de-designated hedges that no longer qualify as fair value hedges reduced the hedge accounting basis adjustment by $8 million and $9 million at December 31, 2020 and December 31, 2019, respectively.
(c)These amounts are designated as fair value hedges under the last-of-layer method. The carrying amount represents the amortized costs basis of the prepayable financial assets used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At December 31, 2020, the amortized cost of the closed portfolios used in these hedging relationships was $2.5 billion

Cash flow hedges. During the year ended December 31, 2020, we did not exclude any portion of these hedging instruments from the assessment of hedge effectiveness.

Considering the interest rates, yield curves, and notional amounts as of December 31, 2020, we would expect to reclassify an estimated $232 million of after-tax net losses on derivative instruments from AOCI to income during the next 12 months for our cash flow hedges. In addition, we expect to reclassify approximately $73 million of pre-tax net losses related to terminated cash flow hedges from AOCI to income during the next 12 months. As of December 31, 2020, the maximum length of time over which we hedge forecasted transactions is 11 years.

The following tables summarize the effect of fair value and cash flow hedge accounting on the income statement for the years ended December 31, 2020, December 31, 2019, and December 31, 2018.

	Location and amount of net gains (losses) recognized in income on fair value and cash flow hedging relationships (a)
in millions	Interest expense – long-term debt	Interest income – loans	Investment banking and debt placement fees	Interest expense – deposits	Other income
Twelve months ended December 31, 2020
Total amounts presented in the consolidated statement of income	$(286)	$3,866	$661	$(347)	$15

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	(177)	—	—	—	—
Recognized on derivatives designated as hedging instruments	305	—	—	—	—
Net income (expense) recognized on fair value hedges	128	—	—	—	—
Net gain (loss) on cash flow hedging relationships
Realized gains (losses) (pre-tax) reclassified from AOCI into net income
Interest contracts	(4)	319	—	—	—
Net income (expense) recognized on cash flow hedges	$(4)	$319	$—	—	—

Twelve months ended December 31, 2019
Total amounts presented in the consolidated statement of income	$(454)	$4,267	$630	$(853)	$68

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	(247)	—	—	(1)	—
Recognized on derivatives designated as hedging instruments	231	—	—	—	—
Net income (expense) recognized on fair value hedges	(16)	—	—	$(1)	$—
Net gain (loss) on cash flow hedging relationships
Realized gains (losses) (pre-tax) reclassified from AOCI into net income
Interest contracts	(1)	15	—	—	—
Foreign exchange contracts	—	—	—	—	32
Net income (expense) recognized on cash flow hedges	$(1)	$15	$—	—	$32

Twelve months ended December 31, 2018
Total amounts presented in the consolidated statement of income	$(420)	$4,023	$650	$(517)	$176

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	(5)	—	—	1	—
Recognized on derivatives designated as hedging instruments	(12)	—	—	—	—
Net income (expense) recognized on fair value hedges	(17)	—	—	1	$—
Net gain (loss) on cash flow hedging relationships
Realized gains (losses) (pre-tax) reclassified from AOCI into net income
Interest contracts	(2)	(68)	2	—	31
Net income (expense) recognized on cash flow hedges	$(2)	$(68)	$2	—	31

Net investment hedges. We previously entered into foreign currency forward contracts to hedge our exposure to changes in the carrying value of our investments in foreign subsidiaries as a result of changes in the related foreign exchange rates. In December 2019, our last remaining net investment hedge was discontinued in connection with the substantial liquidation of the net assets of KEF’s Canadian subsidiary. The discontinuance of this hedge relationship resulted in reclassification from AOCI into other income of pre-tax gains of $25 million related to cumulative changes in the fair value of the net investment hedge. The gain was offset by the reclassification of $11 million from AOCI into other income related to the pre-tax foreign currency translation adjustment loss on the net investment balance.

The following table summarizes the pre-tax net gains (losses) on our cash flow and net investment hedges for the years ended December 31, 2020, December 31, 2019, and December 31, 2018, and where they are recorded on the income statement. The table includes net gains (losses) recognized in OCI during the period and net gains (losses) reclassified from AOCI into income during the current period.

in millions	Net Gains (Losses) Recognized in OCI	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income	Net Gains (Losses) Reclassified From OCI Into Income(a)	Net Gains (Losses) Recognized in Other Income(a)
Twelve months ended December 31, 2020
Cash Flow Hedges
Interest rate	$628	Interest income — Loans	$319	$—
Interest rate	(5)	Interest expense — Long-term debt	(4)	—
Interest rate	(9)	Investment banking and debt placement fees	—	—
Net Investment Hedges
Foreign exchange contracts	—	Other Income	—	—
Total	$614		$315	$—
Twelve months ended December 31, 2019
Cash Flow Hedges
Interest rate	$442	Interest income — Loans	$15	$—
Interest rate	(1)	Interest expense — Long-term debt	(1)	—
Interest rate	3	Investment banking and debt placement fees	—	—
Net Investment Hedges
Foreign exchange contracts	(4)	Other Income	32	—
Total	$440		$46	$—
Twelve months ended December 31, 2018
Cash Flow Hedges
Interest rate	$(13)	Interest income — Loans	$(68)	$—
Interest rate	2	Interest expense — Long-term debt	(2)	—
Interest rate	1	Investment banking and debt placement fees	2	—
Net Investment Hedges
Foreign exchange contracts	19	Other Income	31	—
Total	$9		$(37)	$—

Nonhedging instruments.

The following table summarizes the pre-tax net gains (losses) on our derivatives that are not designated as hedging instruments for the years ended December 31, 2020, December 31, 2019, and December 31, 2018, and where they are recorded on the income statement.

	2020				2019				2018
Year ended December 31, in millions	Corporate Services Income	Consumer Mortgage Income	Other Income	Total	Corporate Services Income	Consumer Mortgage Income	Other Income	Total	Corporate Services Income	Consumer Mortgage Income	Other Income	Total
NET GAINS (LOSSES)
Interest rate	$32	—	$(10)	$22	$46	—	$(2)	$44	$38	—	$(1)	$37
Foreign exchange	41	—	—	41	45	—	—	45	42	—	—	42
Commodity	19	—	—	19	6	—	—	6	8	—	—	8
Credit	(4)	—	(29)	(33)	(6)	—	(36)	(42)	2	—	(30)	(28)
Other	—	$19	19	38	—	$2	—	2	—	$(1)	12	11
Total net gains (losses)	$88	$19	$(20)	$87	$91	$2	$(38)	$55	$90	$(1)	$(19)	$70

Counterparty Credit Risk
We use several means to mitigate and manage exposure to credit risk on derivative contracts. We enter into bilateral collateral and master netting agreements that provide for the net settlement of all contracts with a single counterparty in the event of default. Additionally, we monitor counterparty credit risk exposure on each contract to determine appropriate limits on our total credit exposure across all product types. We review our collateral positions on a daily basis and exchange collateral with our counterparties in accordance with standard ISDA documentation, central clearing rules, and other related agreements. We hold collateral in the form of cash and highly rated securities issued by the U.S. Treasury, government-sponsored enterprises, or GNMA. Cash collateral netted against derivative assets on the balance sheet totaled $63 million at December 31, 2020, and $207 million at December 31, 2019. The cash collateral netted against derivative liabilities totaled $232 million at December 31, 2020, and $69 million at December 31, 2019.

The following table summarizes the fair value of our derivative assets by type at the dates indicated. These assets represent our gross exposure to potential loss after taking into account the effects of bilateral collateral and master netting agreements and other means used to mitigate risk.

December 31, in millions	2020	2019
Interest rate	$1,448	$848
Foreign exchange	52	30
Commodity	178	95
Credit	(1)	—
Other	58	14
Derivative assets before collateral	1,735	987
Add (Less): Related collateral	63	(207)
Total derivative assets	$1,798	$780

We enter into derivative transactions with two primary groups: broker-dealers and banks, and clients. Since these groups have different economic characteristics, we have different methods for managing counterparty credit exposure and credit risk.
We enter into transactions with broker-dealers and banks for various risk management purposes. These types of transactions are primarily high dollar volume. We enter into bilateral collateral and master netting agreements with these counterparties. We clear certain types of derivative transactions with these counterparties, whereby central clearing organizations become the counterparties to our derivative contracts. In addition, we enter into derivative contracts through swap execution facilities. Swap clearing and swap execution facilities reduce our exposure to counterparty credit risk. At December 31, 2020, we had gross exposure of $250 million to broker-dealers and banks. We had net exposure of $245 million after the application of master netting agreements and cash collateral, where such qualifying agreements exist. We had net exposure of $243 million after considering $3 million of additional collateral held in the form of securities.

We enter into transactions using master netting agreements with clients to accommodate their business needs. In most cases, we mitigate our credit exposure by cross-collateralizing these transactions to the underlying loan collateral. For transactions that are not clearable, we mitigate our market risk by buying and selling U.S. Treasuries and Eurodollar futures or entering into offsetting positions. Due to the cross-collateralization to the underlying loan, we typically do not exchange cash or marketable securities collateral in connection with these transactions. To address the risk of default associated with these contracts, we have established a CVA reserve (included in “accrued income and other assets”) in the amount of $49 million at December 31, 2020. The CVA is calculated from potential future exposures, expected recovery rates, and market-implied probabilities of default. At December 31, 2020, we had gross exposure of $1.7 billion to client counterparties and other entities that are not broker-dealers or banks for derivatives that have associated master netting agreements. We had net exposure of $1.6 billion on our derivatives with these counterparties after the application of master netting agreements, collateral, and the related reserve.
Credit Derivatives
We are a buyer and, under limited circumstances, may be a seller of credit protection through the credit derivative market. We purchase credit derivatives to manage the credit risk associated with specific commercial lending and swap obligations as well as exposures to debt securities. Our credit derivative portfolio was in a net liability position of $9 million as of both December 31, 2020, and December 31, 2019.

Our credit derivative portfolio may consist of the following:

•Single-name credit default swap: A bilateral contract whereby the seller agrees, for a premium, to provide protection against the credit risk of a specific entity (the “reference entity”) in connection with a specific debt obligation. The protected credit risk is related to adverse credit events, such as bankruptcy, failure to make payments, and acceleration or restructuring of obligations, identified in the credit derivative contract.

•Traded credit default swap index: Represents a position on a basket or portfolio of reference entities.

•Risk participation agreement: A transaction in which the lead participant has a swap agreement with a customer. The lead participant (purchaser of protection) then enters into a risk participation agreement with a counterparty (seller of protection), under which the counterparty receives a fee to accept a portion of the lead participant’s credit risk. If the customer defaults on the swap contract, the counterparty to the risk participation agreement must reimburse the lead participant for the counterparty’s percentage of the positive fair value of the customer swap as of the default date. If the customer swap has a negative fair value, the counterparty has no reimbursement requirements. If the customer defaults on the swap contract and the seller fulfills its payment obligations under the risk participation agreement, the seller is entitled to a pro rata share of the lead participant’s claims against the customer under the terms of the swap agreement.

The following table provides information on the types of credit derivatives sold by us and held on the balance sheet at December 31, 2020, and December 31, 2019. The notional amount represents the amount that the seller could be required to pay. The payment/performance risk shown in the table represents a weighted average of the default probabilities for all reference entities in the respective portfolios. These default probabilities are implied from observed credit indices in the credit default swap market, which are mapped to reference entities based on Key’s internal risk rating.

	2020			2019
December 31, dollars in millions	Notional Amount	Average Term (Years)	Payment / Performance Risk	Notional Amount	Average Term (Years)	Payment / Performance Risk
Other	$227	12.76	19.53%	$134	14.30	14.56%
Total credit derivatives sold	$227	—	—	$134	—	—

Credit Risk Contingent Features

We have entered into certain derivative contracts that require us to post collateral to the counterparties when these contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to our long-term senior unsecured credit ratings with Moody’s and S&P. Collateral requirements also are based on minimum transfer amounts, which are specific to each Credit Support Annex (a component of the ISDA Master Agreement) that we have signed with the counterparties. In a limited number of instances, counterparties have the right to terminate their ISDA Master Agreements with us if our ratings fall below a certain level, usually investment-grade level (i.e., “Baa3” for Moody’s and “BBB-” for S&P). At December 31, 2020, KeyBank’s rating was “A3” with Moody’s and “A-” with S&P, and KeyCorp’s rating was “Baa1” with Moody’s and “BBB+” with S&P. As of December 31, 2020, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our ratings) held by KeyBank that were in a net liability position totaled $44 million, which includes $111 million in derivative assets and $156 million in derivative liabilities. We had $30 million in cash and securities collateral posted to cover those positions as of December 31, 2020. There were no derivative contracts with credit risk contingent features held by KeyCorp at December 31, 2020.

The following table summarizes the additional cash and securities collateral that KeyBank would have been required to deliver under the ISDA Master Agreements had the credit risk contingent features been triggered for the derivative contracts in a net liability position as of December 31, 2020, and December 31, 2019. The additional collateral amounts were calculated based on scenarios under which KeyBank’s ratings are downgraded one, two, or three ratings as of December 31, 2020, and December 31, 2019, and take into account all collateral already posted. A similar calculation was performed for KeyCorp, and no additional collateral would have been required at December 31, 2020, or December 31, 2019.

December 31, in millions	2020		2019
	Moody’s	S&P	Moody’s	S&P
KeyBank’s long-term senior unsecured credit ratings	A3	A-	A3	A-
One rating downgrade	$1	$1	$1	$1
Two rating downgrades	1	1	1	1
Three rating downgrades	1	1	1	1

KeyBank’s long-term senior unsecured credit rating was four ratings above noninvestment grade at Moody’s and S&P as of December 31, 2020, and December 31, 2019. If KeyBank’s ratings had been downgraded below investment grade as of December 31, 2020, and December 31, 2019, payments of up to $2 million and $3 million, respectively, would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted. If KeyCorp’s ratings had been downgraded below investment grade as of December 31, 2020, and December 31, 2019, no payments would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted.

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

Commercial

Changes in the carrying amount of commercial mortgage servicing assets are summarized as follows:

Year ended December 31, in millions	2020	2019
Balance at beginning of period	$539	$502
Servicing retained from loan sales	138	108
Purchases	33	47
Amortization	(117)	(115)
Temporary impairments	(15)	(3)
Balance at end of period	$578	$539
Fair value at end of period	$668	$665

The fair value of commercial mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the commercial mortgage loans. This calculation uses a number of assumptions that are based on current market conditions. The range and weighted-average of the significant unobservable inputs used to fair value our commercial mortgage servicing assets at December 31, 2020, and December 31, 2019, along with the valuation techniques, are shown in the following table:

dollars in millions		December 31, 2020			December 31, 2019
Valuation Technique	Significant Unobservable Input	Range		Weighted-Average	Range		Weighted-Average
Discounted cash flow	Expected defaults	1.01	2.00%	1.18%	1.00	2.00%	1.13%
	Residual cash flows discount rate	7.48	10.62%	9.22%	7.00	11.44%	9.32%
	Escrow earn rate	0.92	1.14%	1.04%	1.44	2.32%	2.03%
	Loan assumption rate	0.00	1.77%	1.43%	0.01	3.37%	1.37%

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

The amortization of commercial mortgage servicing assets for each period, as shown in the table at the beginning of this note, is recorded as a reduction to contractual fee income. The contractual fee income from servicing commercial mortgage loans totaled $214 million for the year ended December 31, 2020, $196 million for the year ended December 31, 2019, and $171 million for the year ended December 31, 2018. This fee income was partially offset by $117 million of amortization for the year ended December 31, 2020, $115 million for the year ended December 31, 2019, and $102 million for the year ended December 31, 2018. Both the contractual fee income and the amortization are recorded, net, in “commercial mortgage servicing fees” on the income statement.

Residential

Changes in the carrying amount of residential mortgage servicing assets are summarized as follows:

in millions	2020	2019
Balance at beginning of period	$46	37
Servicing retained from loan sales	36	$15
Purchases	—	—
Amortization	(14)	(6)
Temporary impairments	$(10)	$—
Balance at end of period	$58	$46
Fair value at end of period	$60	$50

The fair value of residential mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the residential mortgage loans. This calculation uses a number of assumptions that are based on current market conditions. The range and weighted-average of the significant unobservable inputs used to fair value our residential mortgage servicing assets at December 31, 2020, along with the valuation techniques, are shown in the following table:

		December 31, 2020			December 31, 2019
Valuation Technique	Significant Unobservable Input	Range		Weighted-Average	Range		Weighted-Average
Discounted cash flow	Prepayment speed	12.39	54.27%	17.09%	10.38	61.51%	12.95%
	Discount rate	7.51	8.63%	7.55%	7.5	8.50%	7.52%
	Servicing cost	$62.00	$5,125	$75.37	$62	$4,375	$68.73

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

The amortization of residential mortgage servicing assets for December 31, 2020, as shown in the table above, is recorded as a reduction to contractual fee income. The contractual fee income from servicing residential mortgage loans totaled $34 million for the year ended December 31, 2020, $21 million for the year ended December 31, 2019, and $14 million for the year ended December 31, 2018. This fee income was offset by $14 million of amortization for the year ended December 31, 2020, $6 million for the year ended December 31, 2019, and $4 million for the year ended December 31, 2018. Both the contractual fee income and the amortization are recorded, net, in “consumer mortgage income” on the income statement.

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

Operating lease expense is recognized in "net occupancy" and "equipment" on the income statement. The components of lease expense are summarized as follows:

in millions	December 31, 2020	December 31, 2019
Operating lease cost	$135	$136
Finance lease cost:
Amortization of right-of-use assets	2	2
Interest on lease liabilities	1	1
Variable lease cost	20	24
Total lease cost (a)	$158	$163

(a)Short-term lease cost was less than $1 million for both the twelve months ended December 31, 2020.and the twelve months ended December 31, 2019

Cash flows related to leases are summarized as follows:

in millions	December 31, 2020	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$1	$1
Operating cash flows from operating leases	143	146
Financing cash flows from finance leases	2	2
Right-of-use assets obtained in exchange for lease obligations: (a)
Operating leases	$86	$81
Net gain recognized from sale leaseback transaction (b)	$—	$14
Finance leases	—

(a)There were no right-of-use assets obtained in exchange for finance lease obligations for either the twelve months ended December 31, 2020 or the Twelve months ended December 31, 2019.
(b)During the third quarter of 2019, we entered into a sale leaseback transaction related to one branch which resulted in total proceeds of $16 million.

Additional balance sheet information related to leases is summarized as follows:

in millions	Balance sheet classification	December 31, 2020	December 31, 2019
Operating lease assets	Accrued income and other assets	$630	$654
Operating lease liabilities	Accrued expense and other liabilities	711	748
Finance leases:
Property and equipment, gross	Premises and equipment	28	28
Accumulated depreciation	Premises and equipment	(19)	(17)
Property and equipment, net		9	11

Finance lease liabilities	Long-term debt	11	13

Information pertaining to the lease term and weighted-average discount rate is summarized as follows:

	December 31, 2020	December 31, 2019
Weighted-average remaining lease term:
Operating leases	7.09	7.50
Finance leases	5.03	6.06
Weighted-average discount rate:
Operating leases	3.01%	3.26%
Finance leases	3.94%	3.94%

Maturities of lease liabilities are summarized as follows:

in millions	Operating Leases	Finance Leases	Total
2021	$140	$3	$143
2022	131	3	134
2023	116	2	118
2024	97	1	98
2025	79	1	80
Thereafter	233	3	236
Total lease payments	796	13	809
Less imputed interest	85	2	87
Total	$711	$11	$722

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

Interest income from sales-type and direct financing leases is recognized in "interest income — loans" on the statement of income. Income related to operating leases is recognized in “operating lease income and other leasing gains” on the income statement. The components of equipment leasing income are summarized in the table below:

in millions	December 31, 2020	December 31, 2019
Sales-type and direct financing leases
Interest income on lease receivable	$119	$121
Interest income related to accretion of unguaranteed residual asset	(3)	13
Interest income on deferred fees and costs	—	—
Total sales-type and direct financing lease income	116	134
Operating leases
Operating lease income related to lease payments	136	133
Other operating leasing gains	31	28
Total operating lease income and other leasing gains	167	161
Total lease income	$283	$295

Equipment leasing receivables relate to sales-type and direct financing leases. The composition of the net investment in sales-type and direct financing leases is as follows:

in millions	December 31, 2020	December 31, 2019
Lease receivables	$3,570	$3,792
Unearned income	(257)	(329)
Unguaranteed residual value	478	490
Deferred fees and costs	8	16
Net investment in sales-type and direct financing leases	$3,799	$3,969

The residual value component of a lease represents the fair value of the leased asset at the end of the lease term. We rely on industry data, historical experience, independent appraisals and the experience of the equipment leasing asset management team to value lease residuals. Relationships with a number of equipment vendors give the asset management team insight into the life cycle of the leased equipment, pending product upgrades and competing products. Effective January 1, 2019, as a result of the implementation of ASU 2016-02, Key assesses net investments in leases, including residual values, for impairment and recognizes any impairment losses in accordance with the impairment guidance for financial instruments. The carrying amount of residual assets covered by residual value guarantees at December 31, 2020, and December 31, 2019, was $269 million and $289 million, respectively.

At December 31, 2020, minimum future lease payments to be received for sales-type and direct financing leases are as follows:

in millions	Sales-type and direct financing lease payments
2021	$1,085
2022	838
2023	573
2024	371
2025	226
Thereafter	477
Total lease payments	$3,570

At December 31, 2020, minimum future lease payments to be received for operating leases are as follows:

in millions	Operating lease payments
2021	$122
2022	106
2023	88
2024	76
2025	63
Thereafter	126
Total lease payments	$581

The carrying amount of operating lease assets at December 31, 2020 and December 31, 2019, was $859 million and $941 million, respectively.

11. Premises and Equipment

Premises and Equipment

Premises and equipment at December 31, 2020, and December 31, 2019, consisted of the following:

		December 31,
dollars in millions	Useful life (in years)	2020	2019
Land	Indefinite	$126	$128
Buildings and improvements	15-40	722	729
Leasehold improvements	1-15	631	620
Furniture and equipment	2-15	843	872
Capitalized building leases	1-14 (a)	28	28
Construction in process	N/A	44	48
Total premises and equipment		2,394	2,425
Less: Accumulated depreciation and amortization		(1,641)	(1,611)
Premises and equipment, net		$753	$814

(a)Capitalized building and equipment leases are amortized over the lesser of the useful life of asset or lease term.

Depreciation and amortization expense related to premises and equipment for the years ended December 31, 2020, December 31, 2019, and December 31, 2018 was $115 million, $118 million, and $131 million, respectively. This includes amortization of assets under capital leases.

Software

Eligible costs related to computer software developed or obtained for internal use that add functionality, improve efficiency or extend the useful life of a system are capitalized. Amortization of capitalized software begins when it is ready for its intended use, which is after all substantial testing is completed. Capitalized costs are amortized using the straight-line or accelerated method over its useful life. Balances are included in “Accrued income and other assets”.

Key had capitalized software assets, including internally-developed and purchased software and costs associated with certain cloud computing arrangements of $385 million and $910 million and related accumulated amortization of $183 million and $756 million as of December 31, 2020 and December 31, 2019, respectively. This includes in-

process software that has not started amortizing. Amortization expense related to internal-use software for the years ended December 31, 2020, December 31, 2019, and December 31, 2018 was $49 million, $46 million, and $52 million, respectively.
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
During 2020, there was deterioration in the market and disruption resulting from the COVID-19 pandemic, which impacted Key’s market capitalization. We conducted a quantitative interim impairment test as of September 30, 2020, and concluded goodwill was not impaired.
As a result of that interim test, we determined that the estimated fair value of the Consumer Bank reporting unit was 11% greater than its carrying amount, the estimated fair value of the Commercial Bank reporting unit was 17% greater than its carrying amount and the estimated fair value of the Institutional Bank reporting unit, which is aggregated in the Commercial Bank reporting segment, was 11% greater than its carrying amount. The fair values of each reporting unit were estimated using a combination of income and market approaches. The income approach utilized discounted cash flow projections for each reporting unit. The market approach consisted primarily of public company metrics but also considered recent transactions in the financial services industry. The carrying amounts of Key’s reporting units represent the average equity based on risk-weighted regulatory capital for goodwill impairment testing and management reporting purposes.
For our annual test, we conducted a qualitative analysis as of October 1, 2020, and concluded goodwill was not impaired. We reviewed and evaluated various qualitative factors such as financial and stock performance, market capitalization, internal forecasts and economic indicators. We will continue to monitor for impairment as appropriate.
During 2019, Key performed a quantitative annual test but it was not necessary to perform further reviews of goodwill in interim periods.
Changes in the carrying amount of goodwill by reporting segment are presented in the following table:

in millions	Consumer Bank	Commercial Bank	Total
BALANCE AT DECEMBER 31, 2018	$2,102	$414	$2,516
Reallocation of goodwill	(498)	498	—
Laurel Road acquisition	148	—	148
BALANCE AT DECEMBER 31, 2019	1,752	912	2,664
BALANCE AT DECEMBER 31, 2020	$1,752	$912	$2,664

Additional information regarding the Laurel Road acquisition is provided in Note 15 (“Acquisitions, Divestiture, and Discontinued Operations”). Additional information regarding the above reallocation of goodwill is provided in Note 25 (“Business Segment Reporting”).
As of December 31, 2020, we expect goodwill in the amount of $517 million to be deductible for tax purposes in future periods.
There were no accumulated impairment losses related to any of Key’s reporting units at December 31, 2020, December 31, 2019, and December 31, 2018.

The following table shows the gross carrying amount and the accumulated amortization of intangible assets subject to amortization:

	2020		2019
December 31, in millions	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Core deposit intangibles	$355	$236	$355	$193
PCCR intangibles	16	12	152	145
Other intangible assets	105	40	115	31
Total	$476	$288	$622	$369

The following table presents estimated intangible asset amortization expense for the next five years.

	Estimated
in millions	2021	2022	2023	2024	2025
Intangible asset amortization expense	$62	$57	$51	$28	$19

13. Variable Interest Entities

A VIE is a partnership, limited liability company, trust, or other legal entity that meets any one of the following criteria:

•The entity does not have sufficient equity to conduct its activities without additional subordinated financial support from another party.
•The entity’s investors lack the power to direct the activities that most significantly impact the entity’s economic performance.
•The entity’s equity at risk holders do not have the obligation to absorb losses or the right to receive residual returns.
•The voting rights of some investors are not proportional to their economic interests in the entity, and substantially all of the entity’s activities involve, or are conducted on behalf of, investors with disproportionately few voting rights.

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

Our maximum exposure to loss in connection with these partnerships consists of our unamortized investment balance plus any unfunded equity commitments and tax credits claimed but subject to recapture. We had $1.4 billion and $1.5 billion of investments in LIHTC operating partnerships at December 31, 2020, and December 31, 2019, respectively. These investments are recorded in “accrued income and other assets” on our balance sheet. We do not have any loss reserves recorded related to these investments because we believe the likelihood of any loss is remote. For all legally binding unfunded equity commitments, we increase our recognized investment and recognize a liability. As of December 31, 2020, and December 31, 2019, we had liabilities of $484 million and $546 million, respectively, related to investments in qualified affordable housing projects, which are recorded in “accrued expense and other liabilities” on our balance sheet. We continue to invest in these LIHTC operating partnerships.

The assets and liabilities presented in the table below convey the size of KCDC’s direct and indirect investments at December 31, 2020, and December 31, 2019. As these investments represent unconsolidated VIEs, the assets and liabilities of the investments themselves are not recorded on our balance sheet.

	Unconsolidated VIEs
in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
December 31, 2020
LIHTC investments	$6,914	$2,765	$1,823
December 31, 2019
LIHTC investments	$6,405	$2,526	$1,846

We amortize our LIHTC investments over the period that we expect to receive the tax benefits. In 2020, we recognized $195 million of amortization and $177 million of tax credits associated with these investments within “income taxes” on our income statement. In 2019, we recognized $187 million of amortization and $184 million of tax credits associated with these investments within “income taxes” on our income statement.

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

Our maximum exposure to loss associated with indirect principal investments consists of the investments’ fair value plus any unfunded equity commitments. The fair value of our indirect principal investments totaled $53 million and $68 million at December 31, 2020, and December 31, 2019, respectively. These investments are recorded in “other investments” on our balance sheet. Additional information on indirect principal investments is provided in Note 6 (“Fair Value Measurements”). The table below reflects the size of the private equity funds in which KCC was invested as well as our maximum exposure to loss in connection with these investments at December 31, 2020.

	Unconsolidated VIEs
in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
December 31, 2020
Indirect investments	$10,899	$168	$69
December 31, 2019
Indirect investments	$12,954	$205	$89

Through our principal investing entities, we have formed and funded operating entities that provide management and other related services to our investment company funds, which directly invest in portfolio companies. In return for providing services to our direct investment funds, these entities’ receive a minority equity interest in the funds. This minority equity ownership is recorded at fair value on the entities’ financial statements. Additional information on our direct principal investments is provided in Note 6 (“Fair Value Measurements”). While other equity investors manage the daily operations of these entities, we retain the power, through voting rights, to direct the activities of the entities that most significantly impact their economic performance. In addition, we have the obligation to absorb losses and the right to receive residual returns that could potentially be significant to these entities. As a result, we have determined that we are the primary beneficiary of these funds and have consolidated them since formation. The entities had no liabilities at December 31, 2020, and December 31, 2019, and other equity investors have no recourse to our general credit.

Other unconsolidated VIEs. We are involved with other various entities in the normal course of business which we have determined to be VIEs. We have determined that we are not the primary beneficiary of these VIEs because we do not have the power to direct the activities that most significantly impact their economic performance. Our assets associated with these unconsolidated VIEs totaled $351 million at December 31, 2020, and $282 million at December 31, 2019. These assets are recorded in “accrued income and other assets,” “other investments,”

“securities available for sale,” and “loans, net of unearned income” on our balance sheet. We had liabilities totaling $1 million associated with these unconsolidated VIEs at December 31, 2020, and $1 million at December 31, 2019. These liabilities are recorded in “accrued expenses and other liabilities” on our balance sheet. We have excluded certain transactions with unconsolidated VIEs from the balances above where we determine our continuing involvement is not significant.  In addition, where we only have a lending arrangement in the normal course of business with unconsolidated VIEs we present the balances related to the lending arrangements in Note 5 (“Asset Quality”).
14. Income Taxes
Income taxes included in the income statement are summarized below. We file a consolidated federal income tax return.

Year ended December 31, in millions	2020	2019	2018
Currently payable:
Federal	$336	$241	$184
State	83	20	62
Total currently payable	419	261	246
Deferred:
Federal	(156)	34	117
State	(36)	19	(19)
Total deferred	(192)	53	98
Total income tax (benefit) expense (a)	$227	$314	$344

(a)There was income tax (benefit) expense on securities transactions of $1 million in 2020, a $5 million in 2019 and no income tax (benefit) expense on securities transactions 2018. Income tax expense excludes equity- and gross receipts-based taxes, which are assessed in lieu of an income tax in certain states in which we operate. These non-income taxes, which are recorded in “noninterest expense” on the income statement, totaled $30 million in 2020, $23 million in 2019, and $15 million in 2018.

On December 22, 2017, the TCJ Act was signed into law. This comprehensive tax legislation provided for significant changes to the U.S. Internal Revenue Code of 1986, as amended, that impacted corporate taxation requirements such as the reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018.

During 2018, we completed and filed our 2017 federal income tax return and management finalized its assessment of the initial impact of the TCJ Act, recorded in 2017, and related regulatory guidance. As a result, our income tax provision was increased by $7 million.

Significant components of our deferred tax assets and liabilities included in “accrued expense and other liabilities” on the balance sheet, are as follows:

December 31, in millions	2020	2019
Allowance for loan and lease losses	$443	$236
Employee benefits	166	164
Federal net operating losses and credits	7	81
Fair value adjustments	—	21
Non-tax accruals	76	61
Operating lease liabilities (a)	174	178
State net operating losses and credits	1	1
Other	297	245
Gross deferred tax assets	1,164	987
Less: Valuation Allowance	—	—
Total deferred tax assets	1,164	987

Leasing transactions	556	628
Net unrealized securities gains	340	117
Operating lease right-of-use assets (a)	153	156
Other	215	175
Total deferred tax liabilities	1,264	1,076
Net deferred tax assets (liabilities) (b)	$(100)	$(89)

(a)A separate deferred tax asset and liability is recognized for each operating lease item resulting from the adoption of ASC 842 in 2019.
(b)From continuing operations.

We conduct quarterly assessments of all available evidence to determine the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded. The available evidence used in connection with these assessments includes taxable income in prior periods, projected future taxable income, potential tax-planning strategies, and projected future reversals of deferred tax items. These assessments involve a degree of subjectivity and may undergo significant change. Based on these criteria, we have no recorded valuation allowances at December 31, 2020.

At December 31, 2020, we had federal net operating loss carryforwards of $26 million and federal credit carryforwards of $1 million. The federal net operating loss carryforwards are from prior acquisitions by First Niagara and are subject to annual limitations under the tax code and, if not utilized, will expire in the years beginning 2027. The federal credit carryforward consists of general business credits which expire in 2037, under the Internal Revenue Code. We currently expect to fully utilize these losses and credits.

We had state net operating loss carryforwards of $30 million, resulting in a net state deferred tax asset of $1 million.
The following table shows how our total income tax expense (benefit) and the resulting effective tax rate were derived:

Year ended December 31, dollars in millions	2020		2019		2018
	Amount	Rate	Amount	Rate	Amount	Rate
Income (loss) before income taxes times 21% statutory federal tax rate	$327	21.0%	$425	21.0%	$463	21.0%
Amortization of tax-advantaged investments	150	9.7	132	6.5	127	5.8
Foreign tax adjustments	—	—	—	—	2.1
Tax-exempt interest income	(28)	(1.8)	(30)	(1.5)	(30)	(1.4)
Corporate-owned life insurance income	(29)	(1.9)	(29)	(1.4)	(29)	(1.3)
State income tax, net of federal tax benefit	37	2.4	31	1.5	34	1.5
Tax credits	(218)	(14.0)	(231)	(11.4)	(234)	(10.6)
Tax Cuts and Jobs Act	—	—	—	—	7.3
Other	(12)	(.8)	16.9		4.2
Total income tax expense (benefit)	$227	14.6%	$314	15.6%	$344	15.6%

Liability for Unrecognized Tax Benefits
The change in our liability for unrecognized tax benefits is as follows:

Year ended December 31, in millions	2020	2019
Balance at beginning of year	$19	$35
Increase for other tax positions of prior years	40	2
Decrease for payments and settlements	—	—
Decrease related to tax positions taken in prior years	(1)	(18)
Balance at end of year	$58	$19

Each quarter, we review the amount of unrecognized tax benefits recorded in accordance with the applicable accounting guidance. Any adjustment to unrecognized tax benefits is recorded in income tax expense. The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate was $58 million at December 31, 2020, and $19 million at December 31, 2019. It is reasonably possible that the balance of unrecognized tax benefits could decrease in the next twelve months due to examinations by various tax authorities or the expiration of statutes of limitations.

As permitted under the applicable accounting guidance, it is our policy to record interest and penalties related to unrecognized tax benefits in income tax expense. We recorded net interest benefit of $0.2 million, $0.9 million, and $0.7 million in 2020, 2019, and 2018, respectively. We did not recover any state tax penalties in 2020, 2019, or 2018. At December 31, 2020, we had an accrued interest payable of $3 million, compared to $2 million at December 31, 2019. There was no liability for accrued state tax penalties at December 31, 2020, and December 31, 2019.

At December 31, 2020 there were no unrecognized tax benefits presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, compared to $15.9 million at December 31, 2019.

We file federal income tax returns, as well as returns in various state and foreign jurisdictions. We are subject to income tax examination by the IRS for the tax years 2016 and forward. Currently, we are not under IRS audit for any tax years. We are not subject to income tax examinations by other tax authorities for years prior to 2013.
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

Discontinued operations

Discontinued operations includes our government-guaranteed and private education lending business.  At December 31, 2020, and December 31, 2019, approximately $710 million and $865 million, respectively, of education loans are included in discontinued assets on the consolidated balance sheets. Net interest income after provision for credit losses for this business is not material and is included in income (loss) from discontinued operations, net of taxes on the consolidated statements of income.

16. Securities Financing Activities

The following table summarizes our securities financing agreements at December 31, 2020, and December 31, 2019:

	December 31, 2020				December 31, 2019
in millions	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts
Offsetting of financial assets:
Reverse repurchase agreements	$6	$(6)	—	—	$5	$(5)	—	—
Securities borrowed	500	—	$(500)	—	—	—	—	—
Total	$506	$(6)	$(500)	—	$5	$(5)	—	—

Offsetting of financial liabilities:
Repurchase agreements (c)	$220	$(6)	$(214)	—	$187	$(7)	$(180)	—
Total	$220	$(6)	$(214)	—	$187	$(7)	$(180)	—

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

As of December 31, 2020, the carrying amount of assets pledged as collateral against repurchase agreements totaled $232 million. Assets pledged as collateral are reported in “available for sale” and “held-to-maturity” securities on our balance sheet. At December 31, 2020, the liabilities associated with collateral pledged were solely comprised of customer sweep financing activity and had a carrying value of $214 million. The collateral pledged under customer sweep repurchase agreements is posted to a third-party custodian and cannot be sold or repledged by the secured party. The risk related to a decline in the market value of collateral pledged is minimal given the collateral's high credit quality and the overnight duration of the repurchase agreements.

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
17. Stock-Based Compensation
We maintain several stock-based compensation plans, which are described below. Total compensation expense for these plans was $101 million for 2020, $96 million for 2019, and $99 million for 2018. The total income tax benefit recognized in the income statement for these plans was $24 million for 2020, $23 million for 2019, and $23 million for 2018.
Our compensation plans allow us to grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, or other awards which may be denominated or payable in or valued by reference to our Common Shares or other factors, discounted stock purchases, and deferred compensation to eligible employees and directors. At December 31, 2020, we had 47,287,594 Common Shares available for future grant under our compensation plans. In accordance with a resolution adopted by the Compensation and Organization Committee of KeyCorp’s Board of Directors, we may not grant options to purchase Common Shares, restricted stock or other shares under any long-term compensation plan in an aggregate amount that exceeds 6% of our outstanding Common Shares in any rolling three-year period.
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
The Black-Scholes model requires several assumptions, which we developed and update based on historical trends and current market observations. Our determination of the fair value of options is only as accurate as the underlying assumptions. The assumptions pertaining to options issued during 2020, 2019, and 2018 are shown in the following table.

Year ended December 31,	2020	2019	2018
Average option life	6.5 years	6.5 years	6.5 years
Future dividend yield	3.90%	3.88%	2.28%
Historical share price volatility	.267	.266	.282
Weighted-average risk-free interest rate	1.3%	2.5%	2.8%
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

The following table summarizes activity, pricing and other information for our stock options for the year ended December 31, 2020:

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Life	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2019	6,685,808	$13.32	5.2 years	$47
Granted	549,170	19.03
Exercised	(821,916)	10.37
Lapsed or canceled	(40,378)	15.25
Outstanding at December 31, 2020	6,372,684	$14.18	4.6	21

Expected to vest	1,426,063	18.75	7.1	—
Exercisable at December 31, 2020	4,867,838	$12.77	3.8	$21
(a)The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option.
The weighted-average grant-date fair value of options was $2.96 for options granted during 2020, $3.07 for options granted during 2019, and $5.12 for options granted during 2018. Stock option exercises numbered 821,916 in 2020, 2,039,208 in 2019, and 1,960,444 in 2018. The aggregate intrinsic value of exercised options was $5 million for 2020, $18 million for 2019, and $21 million for 2018. As of December 31, 2020, unrecognized compensation cost related to nonvested options under the plans totaled $1 million. We expect to recognize this cost over a weighted-average period of 2.5 years.
Cash received from options exercised was $8 million, $18 million, and $20 million in 2020, 2019, and 2018, respectively. The actual tax benefit realized for the tax deductions from options exercised totaled less than $1 million for 2020 and $1 million for both 2019 and 2018.
Long-Term Incentive Compensation Program
Our Long-Term Incentive Compensation Program (the “Program”) rewards senior executives and other employees critical to our long-term financial success. Awards are granted annually in a variety of forms:

•deferred cash payments that generally vest and are payable at the rate of 25% per year;
•time-lapsed (service condition) restricted stock units payable in stock, which generally vest at the rate of 25% per year;
•performance units payable in stock, which vest at the end of the three-year performance cycle and will not vest unless Key attains defined performance levels and the service condition is met; and
•performance units payable in cash, which vest at the end of the three-year performance cycle and will not vest unless Key attains defined performance levels and the service condition is met.
During 2020, the total of performance units vested that were payable in stock and cash numbered 421,352 and 654,108, respectively. The total fair value of the performance units vested during 2020 that were payable in stock and cash was $8 million and $13 million, respectively. During 2019, the performance units vested that were payable in stock and cash numbered 855,233 and 1,139,582, respectively. The total fair value of the performance units vested during 2019 that were payable in stock and cash was $9 million and $20 million, respectively.

The following table summarizes activity and pricing information for the nonvested shares in the Program for the year ended December 31, 2020.

	Vesting Contingent on Service Conditions		Vesting Contingent on Performance and Service Conditions - Payable in Stock		Vesting Contingent on Performance and Service Conditions - Payable in Cash
	Number of Nonvested Shares	Weighted- Average Grant-Date Fair Value	Number of Nonvested Shares	Weighted- Average Grant-Date Fair Value	Number of Nonvested Shares	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2019	10,296,394	$17.73	491,189	$18.87	$3,899,884	$20.37
Granted	5,796,992	19.40	(10,666)	18.98	1,651,519	16.16
Vested	(4,203,663)	16.33	(421,352)	18.96	(654,108)	19.46
Forfeited	(373,353)	19.16	—	—	(117,256)	13.16
Outstanding at December 31, 2020	11,516,370	$19.01	59,171	$18.20	$4,780,039	$16.23

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
The weighted-average grant-date fair value of awards granted under the Program was $18.68 during 2020, $18.25 during 2019, and $19.28 during 2018. As of December 31, 2020, unrecognized compensation cost related to nonvested shares under the Program totaled $88 million. We expect to recognize this cost over a weighted-average period of 2.3 years. The total fair value of shares vested was $89 million in 2020, $89 million in 2019, and $93 million in 2018.
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
The following table summarizes activity and pricing information for the nonvested shares granted under our deferred compensation plans and these other restricted stock or unit award programs for the year ended December 31, 2020.

	Number of Nonvested Shares	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2019	3,037,964	$17.67
Granted	691,377	16.22
Dividend equivalents	11	13.91
Vested	(1,048,864)	17.18
Forfeited	(108,401)	18.20
Outstanding at December 31, 2020	2,572,087	$17.46

The weighted-average grant-date fair value of awards granted was $16.22 during 2020, $17.57 during 2019, and $20.77 during 2018. As of December 31, 2020, unrecognized compensation cost related to nonvested shares granted under our deferred compensation plans and the other restricted stock or unit award programs totaled $13 million. We expect to recognize this cost over a weighted-average period of 3.9 years. The total fair value of shares vested was $18 million in 2020, $19 million in 2019, and $22 million in 2018. Dividend equivalents presented in the preceding table represent the value of dividends accumulated during the vesting period.
Discounted Stock Purchase Plan
Our Discounted Stock Purchase Plan provides employees the opportunity to purchase our Common Shares at a 10% discount through payroll deductions or cash payments. Purchases are limited to $10,000 in any month and $50,000 in any calendar year, and are immediately vested. To accommodate employee purchases, we issue treasury shares on or around the fifteenth day of the month following the month employee payments are received. We issued 500,508 Common Shares at a weighted-average cost to employees of $11.76 during 2020, 327,243 Common Shares at a weighted-average cost to employees of $15.73 during 2019, and 327,435 Common Shares at a weighted-average cost to employees of $17.48 during 2018.
Information pertaining to our method of accounting for stock-based compensation is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Stock-Based Compensation.”

18. Employee Benefits
Pension Plans
Key maintains a cash balance pension plan and other defined benefit plans. These plans are frozen and closed to new employees. We continue to credit participants’ existing account balances for interest until they receive their plan benefits. Plans provide benefits based upon length of service and compensation levels.
Key utilizes its fiscal year-end as the measurement date for its pension and other postretirement employee benefit plans. Actuarial gains and losses are deferred and amortized over the future service periods of active employees. We determine the expected return on plan assets using a calculated market-related value of plan assets. Gain or loss amounts in AOCI are only amortized to the extent that they exceed 10% of the greater of the market-related value or the projected benefit obligation.
Pre-tax AOCI not yet recognized as net pension cost was $427 million at December 31, 2020, and $471 million at December 31, 2019, consisting entirely of net unrecognized losses.
During 2020, 2019, and 2018, we recognized a settlement loss for lump sum payments made under certain pension plans. In accordance with the applicable accounting guidance for defined benefit plans, we performed a remeasurement of the affected plans in conjunction with the settlement and recognized the settlement loss as reflected in the following table.
The components of net pension cost and the amount recognized in OCI for all funded and unfunded plans are as follows:

Year ended December 31, in millions	2020	2019	2018
Interest cost on PBO	$34	$46	$41
Expected return on plan assets	(38)	(48)	(53)
Amortization of losses	17	13	17
Settlement loss	9	18	17
Net pension cost	$22	$29	$22

Other changes in plan assets and benefit obligations recognized in OCI:
Net (gain) loss	$(18)	$(8)	$20
Amortization of gains	(26)	(31)	(33)
Total recognized in comprehensive income	$(44)	$(39)	$(13)

Total recognized in net pension cost and comprehensive income	$(22)	$(10)	$9

The information related to our pension plans presented in the following tables is based on current actuarial reports using measurement dates of December 31, 2020, and December 31, 2019.

The following table summarizes changes in the PBO related to our pension plans. Actuarial losses in 2020 were primarily a result of the decrease in discount rate, offset by a gain from the decrease in interest crediting rates.

Year ended December 31, in millions	2020	2019
PBO at beginning of year	$1,233	$1,201
Interest cost	34	46
Actuarial losses (gains)	66	91
Benefit payments	(85)	(105)
PBO at end of year	$1,248	$1,233

The following table summarizes changes in the FVA.

Year ended December 31, in millions	2020	2019
FVA at beginning of year	$1,102	$1,046
Actual return on plan assets	123	147
Employer contributions	13	14
Benefit payments	(85)	(105)
FVA at end of year	$1,153	$1,102

The following table summarizes the funded status of the pension plans, which equals the amounts recognized in the balance sheets at December 31, 2020, and December 31, 2019.

December 31, in millions	2020	2019
Funded status (a)	$(95)	$(131)

Net prepaid pension cost recognized consists of:
Noncurrent assets	$81	48
Current liabilities	(14)	$(14)
Noncurrent liabilities	(162)	(165)
Net prepaid pension cost recognized (b)	$(95)	$(131)

(a)The shortage of the FVA under the PBO.
(b)Represents the accrued benefit liability of the pension plans.
At December 31, 2020, our primary qualified cash balance pension plan was sufficiently funded under the requirements of ERISA. Consequently, we are not required to make a minimum contribution to that plan in 2021. We also do not expect to make any significant discretionary contributions during 2021.
At December 31, 2020, we expect to pay the benefits from all funded and unfunded pension plans as follows: 2021 — $92 million; 2022— $91 million; 2023 — $89 million; 2024 — $87 million; 2025 — $84 million and $371 million in the aggregate from 2026 through 2030.
The ABO for all of our pension plans was $1.2 billion at December 31, 2020, and $1.2 billion at December 31, 2019. As indicated in the table below, collectively our plans had an ABO in excess of plan assets as follows:

December 31,	2020		2019
in millions	Cash Balance Pension Plan	Other Defined Benefit Plans	Cash Balance Pension Plan	Other Defined Benefit Plans
PBO	$1,072	$176	$1,054	$179
ABO	1,072	176	1,054	179
Fair value of plan assets	1,153	—	1,102	—

To determine the actuarial present value of benefit obligations, we assumed the following weighted-average rates.

December 31,	2020	2019
Discount rate	2.05%	2.89%
Compensation increase rate	N/A	N/A
Weighted-average interest crediting rate	1.65%	2.39%
To determine net pension cost, we assumed the following weighted-average rates.

Year ended December 31,	2020	2019	2018
Discount rate	2.89%	4.00%	3.25%
Compensation increase rate	N/A	N/A	N/A
Expected return on plan assets	3.75	4.50	4.75
We estimate that we will recognize $15 million in net pension cost for 2021, compared to net pension cost of $22 million in 2020 and $29 million for 2019.
We estimate that a 25 basis point increase or decrease in the expected return on plan assets would change our net pension cost for 2021 by approximately $3 million. Pension cost also is affected by an assumed discount rate. We estimate that a 25 basis point change in the assumed discount rate would change net pension cost for 2021 by approximately $2 million.

The expected return on plan assets is determined by considering a number of factors, the most significant of which are:

•Our expectations for returns on plan assets over the long term, weighted for the investment mix of the assets. These expectations consider, among other factors, historical capital market returns of equity, fixed income, convertible, and other securities, and forecasted returns that are modeled under various economic scenarios.
•Historical returns on our plan assets. Based on an annual reassessment of current and expected future capital market returns, our expected return on plan assets was 3.75% for 2020, 4.5% for 2019 and 4.75% for 2018. We deemed a rate of 2.75% to be appropriate in estimating 2020 pension cost.
The investment objectives of the pension fund are developed to reflect the characteristics of the plan, such as pension formulas, cash lump sum distribution features, and the liability profiles of the plan’s participants. An executive oversight committee reviews the plan’s investment performance at least quarterly, and compares performance against appropriate market indices. The pension fund’s investment objectives are to balance total return objectives with a continued management of plan liabilities, and to minimize the mismatch between assets and liabilities. These objectives are being implemented through liability driven investing and the adoption of a de-risking glide path. The following table shows the asset target allocations prescribed by the pension fund’s investment policies based on the plan’s funded status at December 31, 2020.

Target Allocation
Asset Class	2020
Equity securities:
U.S.	4%
International	2
Fixed income securities	87
Real assets	4
Other assets	3
Total	100%

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
The following tables show the fair values of our pension plan assets by asset class at December 31, 2020, and December 31, 2019.

December 31, 2020
in millions	Level 1	Level 2	Level 3	Total
ASSET CLASS
Equity securities:
Common — U.S.	$9	—	—	$9
Preferred — U.S.	3	—	—	3
Debt securities:
Corporate bonds — U.S.	—	$171	—	171
Corporate bonds — International	—	79	—	79
Government and agency bonds — U.S.	—	165	—	165
Government bonds — International	—	2	—	2
State and municipal bonds	—	27	—	27
Mutual funds:
Equity — International	2	—	—	2
Collective investment funds (measured at NAV) (a)	—	—	—	636
Insurance investment contracts and pooled separate accounts (measured at NAV) (a)	—	—	—	17
Other assets (measured at NAV) (a)	—	—	—	42
Total net assets at fair value	$14	$444	—	$1,153

(a)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the fair value of plan assets presented elsewhere within this footnote.

December 31, 2019
in millions	Level 1	Level 2	Level 3	Total
ASSET CLASS
Equity securities:
Common — U.S.	8	—	—	8
Common — International	—	—	—	—
Preferred — U.S.	3	—	—	3
Debt securities:
Corporate bonds — U.S.	—	$155	—	155
Corporate bonds — International	—	72	—	72
Government and agency bonds — U.S.	—	190	—	190
Government bonds — International	—	2	—	2
State and municipal bonds	—	27	—	27
Mutual funds:
Equity — International	2	—	—	2
Collective investment funds (measured at NAV) (a)	—	—	—	584
Insurance investment contracts and pooled separate accounts (measured at NAV) (a)	—	—	—	16
Other assets (measured at NAV) (a)	—	—	—	43
Total net assets at fair value	$13	$446	—	$1,102

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

The components of pre-tax AOCI not yet recognized as net postretirement benefit cost are shown below.

December 31,
in millions	2020	2019
Net unrecognized losses (gains)	$(10)	$(10)
Net unrecognized prior service credit	(15)	(17)
Total unrecognized AOCI	$(25)	$(27)

The components of net postretirement benefit cost and the amount recognized in OCI for all funded and unfunded plans are as follows:

December 31,
in millions	2020	2019	2018
Service cost of benefits earned	$—	$1	$1
Interest cost on APBO	2	2	2
Expected return on plan assets	(2)	(2)	(2)
Amortization of prior service credit	(1)	—	(1)
Amortization of gains	—	(1)	(1)
Net postretirement benefit	(1)	—	(1)
Other changes in plan assets and benefit obligations recognized in OCI:
Net (gain) loss	$1	$1	$1
Amortization of prior service credit	—	1	1
Amortization of losses	—	—	—
Total recognized in comprehensive income	$1	$2	$2

Total recognized in net postretirement benefit cost and comprehensive income	$—	$2	$1

The information related to our postretirement benefit plans presented in the following tables is based on current actuarial reports using measurement dates of December 31, 2020, and December 31, 2019.
The following table summarizes changes in the APBO. Actuarial losses are a result of asset performance.

Year ended December 31,
in millions	2020	2019
APBO at beginning of year	$52	$63
Service cost	—	1
Interest cost	2	2
Plan participants’ contributions	1	1
Actuarial losses (gains)	8	10
Benefit payments	(11)	(8)
Plan amendments	—	(17)
APBO at end of year	$52	$52

The following table summarizes changes in FVA.

Year ended December 31,
in millions	2020	2019
FVA at beginning of year	$52	$47
Employer contributions	—	—
Plan participants’ contributions	1	1
Benefit payments	(11)	(8)
Actual return on plan assets	10	12
FVA at end of year	$52	$52

The postretirement plans were fully funded at December 31, 2020, and December 31, 2019. Therefore, no liabilities were recognized on our balance sheet.
There are no regulations that require contributions to the VEBA trust that funds our retiree healthcare plan, so there is no minimum funding requirement. We are permitted to make discretionary contributions to the VEBA trust, subject to certain IRS restrictions and limitations. We anticipate that our discretionary contributions in 2021, if any, will be minimal.
At December 31, 2020, we expect to pay the benefits from other postretirement plans as follows: 2021 — $6 million; 2022 — $6 million; 2023 — $5 million; 2024 — $5 million; 2025 — $5 million; and $23 million in the aggregate from 2026 through 2030.

To determine the APBO, we assumed discount rates of 4.0% at December 31, 2020, and 4.5% at December 31, 2019.
To determine net postretirement benefit cost, we assumed the following weighted-average rates.

Year ended December 31,	2020	2019	2018
Discount rate	4.50%	4.50%	3.50%
Expected return on plan assets	4.50	4.50	4.50
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
We do not expect to recognize a credit or an expense in net postretirement benefit cost for 2021. We recognized a credit of less than $1 million in 2020 and 2019.
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

Target Allocation
Asset Class	2020
Equity securities	80%
Fixed income securities	20
Cash equivalents	—
Total	100%

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
The following tables show the fair values of our postretirement plan assets by asset class at December 31, 2020, and December 31, 2019.

December 31, 2020
in millions	Level 1	Level 2	Level 3	Total
ASSET CLASS
Mutual funds:
Equity — U.S.	$21	—	—	$21
Equity — International	9	—	—	9
Fixed income — U.S.	7	—	—	7
Collective investment funds:
Equity — U.S.(a)	—	—	—	14
Other assets (measured at NAV)(a)	—	—	—	1
Total net assets at fair value	$37	—	—	$52

(a)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the fair value of plan assets presented elsewhere within this footnote.

December 31, 2019
in millions	Level 1	Level 2	Level 3	Total
ASSET CLASS
Mutual funds:
Equity — U.S.	$22	—	—	$22
Equity — International	9	—	—	9
Fixed income — U.S.	7	—	—	7
Fixed income — International	—	—	—	—
Collective investment funds:
Equity — U.S. (a)	—	$—	—	12
Other assets (measured at NAV)	—	—	—	2
Total net assets at fair value	$38	$—	—	$52

(a)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the fair value of plan assets presented elsewhere within this footnote.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 introduced a prescription drug benefit under Medicare and prescribes a federal subsidy to sponsors of retiree healthcare benefit plans that offer prescription drug coverage that is “actuarially equivalent” to the benefits under Medicare Part D. Based on our application of the relevant regulatory formula, we determined that the prescription drug coverage related to our retiree healthcare benefit plan is not actuarially equivalent to the Medicare benefit for the vast majority of retirees. For the years ended December 31, 2020, and December 31, 2019, we did not receive federal subsidies.
Employee 401(k) Savings Plan
A substantial number of our employees are covered under a savings plan that is qualified under Section 401(k) of the Internal Revenue Code. The plan permits employees to contribute from 1% to 100% of eligible compensation, with up to 6% being eligible for matching contributions. The plan also permits us to provide a discretionary annual profit sharing contribution to eligible employees who have at least one year of service. We accrued a 1% contribution for 2020 and made contributions of 1% and 2% for 2019 and 2018, respectively, on eligible compensation for employees eligible on the last business day of the respective plan years. We also maintain a deferred savings plan that provides certain employees with benefits they otherwise would not have been eligible to receive under the qualified plan once their compensation for the plan year reached the IRS contribution limits. Total expense associated with the above plans was $103 million in 2020, $98 million in 2019, and $106 million in 2018.
19. Short-Term Borrowings
Selected financial information pertaining to the components of our short-term borrowings is as follows:

December 31,
dollars in millions	2020	2019	2018
FEDERAL FUNDS PURCHASED
Balance at year end	$—	200	$—
Average during the year	455	$61	537
Maximum month-end balance	2,285	1,000	3,197
Weighted-average rate during the year (a)	1.24%	2.12%	1.68%
Weighted-average rate at December 31 (a)	—	1.56	—
SECURITIES SOLD UNDER REPURCHASE AGREEMENTS
Balance at year end	$220	$187	$319
Average during the year	215	203	391
Maximum month-end balance	267	283	614
Weighted-average rate during the year (a)	.11%	.22%	.09%
Weighted-average rate at December 31 (a)	.04	.09	.09
OTHER SHORT-TERM BORROWINGS
Balance at year end	$759	$705	$544
Average during the year	1,452	730	915
Maximum month-end balance	4,606	847	1,133
Weighted-average rate during the year (a)	0.85%	2.31%	2.34%
Weighted-average rate at December 31 (a)	.60	1.99	2.92

(a)Rates exclude the effects of interest rate swaps and caps, which modify the repricing characteristics of certain short-term borrowings. For more information about such financial instruments, see Note 8 (“Derivatives and Hedging Activities”).
As described below and in Note 20 (“Long-Term Debt”), KeyCorp and KeyBank have a number of programs and facilities that support our short-term financing needs. Certain subsidiaries maintain credit facilities with third parties, which provide alternative sources of funding. KeyCorp is the guarantor of some of the third-party facilities.
Short-term credit facilities. We maintain cash on deposit in our Federal Reserve account, which has reduced our need to obtain funds through various short-term unsecured money market products. This account, which was maintained at $15.4 billion at December 31, 2020, and the unpledged securities in our investment portfolio provide a buffer to address unexpected short-term liquidity needs. We also have secured borrowing facilities at the FHLB and the Federal Reserve Bank of Cleveland to satisfy short-term liquidity requirements. As of December 31, 2020, our unused secured borrowing capacity was $22.6 billion at the Federal Reserve Bank of Cleveland and $8.4 billion at the FHLB.

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

December 31,
dollars in millions	2020	2019
Senior medium-term notes due through 2021 (a)	$3,962	$4,111
3.136% Subordinated notes due 2028 (b)	162	162
6.875% Subordinated notes due 2029 (b)	115	109
7.75% Subordinated notes due 2029 (b)	149	141
7.25% Subordinated notes due 2021 (c)	311	324
Other subordinated notes (b)(d)	74	71
Total parent company	4,773	4,918
Senior medium-term notes due through 2039 (e)	6,718	5,874
3.18% Senior remarketable notes due 2027 (f)	232	222
3.40% Subordinated notes due 2026 (g)	625	589
6.95% Subordinated notes due 2028 (g)	299	299
3.90% Subordinated notes due 2029 (g)	398	371
Secured borrowing due through 2025 (h)	19	15
Federal Home Loan Bank advances due through 2038 (i)	608	121
Investment Fund Financing due through 2052 (j)	21	26
Key Govt Finance, Inc. Other Long Term Debt-ASR	4	—
Obligations under Capital Leases due through 2032 (k)	12	13
Total subsidiaries	8,936	7,530
Total long-term debt	$13,709	$12,448

(a)Senior medium-term notes had a weighted-average interest rate of 3.7025% at December 31, 2020, and 3.7815% at December 31, 2019. These notes had fixed interest rates at December 31, 2020, and December 31, 2019. These notes may not be redeemed prior to their maturity dates.
(b)See Note 21 (“Trust Preferred Securities Issued by Unconsolidated Subsidiaries”) for a description of these notes.
(c)The First Niagara subordinated debt had a weighted-average interest rate of 7.25% at December 31, 2020, and a weighted-average interest rate of 7.25% at December 31, 2019. These notes may not be redeemed prior to their maturity dates.
(d)The First Niagara variable rate trust preferred securities had a weighted-average interest rate of 1.72% at December 31, 2020, and 3.42% at December 31, 2019. These notes may be redeemed prior to their maturity dates.
(e)Senior medium-term notes had weighted-average interest rates of 2.516% at December 31, 2020, and 2.595% at December 31, 2019. These notes are a combination of fixed and floating rates. These notes may not be redeemed prior to their maturity dates.
(f)The remarketable senior medium-term notes had a weighted-average interest rate of 3.18% at December 31, 2020, and 3.18% at December 31, 2019. These notes had fixed interest rates at December 31, 2017, and December 31, 2018. These notes may not be redeemed prior to their maturity dates.
(g)These notes are all obligations of KeyBank and may not be redeemed prior to their maturity dates.
(h)The secured borrowing had weighted-average interest rates of 4.445% at December 31, 2020, and 4.445% at December 31, 2019. This borrowing is collateralized by commercial lease financing receivables, and principal reductions are based on the cash payments received from the related receivables. Additional information pertaining to these commercial lease financing receivables is included in Note 4 (“Loan Portfolio”).
(i)Long-term advances from the Federal Home Loan Bank had a weighted-average interest rate of 1.15% at December 31, 2020, and 3.506% at December 31, 2019. These advances, which had fixed interest rates, were secured by real estate loans and securities totaling $607 million at December 31, 2020, and $121 million at December 31, 2019.
(j)Investment Fund Financing had a weighted-average interest rate of 1.77% at December 31, 2020, and 1.63% at December 31, 2019.
(k)These are capital leases acquired in the First Niagara merger with a maturity range from March 2021 through October 2032
At December 31, 2020, scheduled principal payments on long-term debt were as follows:

in millions	Parent	Subsidiaries	Total
2021	$1,315	$1,272	$2,587
2022	—	2,403	2,403
2023	—	1,231	1,231
2024	—	1,101	1,101
2025	562	772	1,334
All subsequent years	2,896	2,157	5,053

As described below, KeyBank and KeyCorp have a number of programs that support our long-term financing needs.

Global bank note program. On September 28, 2018, KeyBank updated its Bank Note Program authorizing the issuance of up to $20 billion of notes. Under the program, KeyBank is authorized to issue notes with original maturities of seven days or more for senior notes or five years or more for subordinated notes. Notes will be denominated in U.S. dollars. Amounts outstanding under the program and any prior bank note programs are classified as “long-term debt” on the balance sheet.
In 2019, KeyBank issued the following notes under the 2018 Bank Note Program: on February 1, 2019, $600 million of 3.300% Senior Bank Notes due February 1, 2022, and $400 million of Floating Rate Senior Bank Notes due February 1, 2022; and on March 13, 2019, $350 million of 3.900% Subordinated Bank Notes due April 13, 2029.

In 2020, KeyBank issued the following notes under the 2018 Bank Note Program: on March 10, 2020, $700 million of 1.25% Senior Bank Notes due March 10, 2023; and on December 16, 2020, $750 million Fixed-to-Floating Rate Senior Bank Notes due January 3, 2024 and $350 million Floating Rate Senior Bank Notes due January 3, 2024.
As of December 31, 2020, $3.2 billion of notes had been issued under the 2018 Bank Note Program, and $16.8 billion remained available for issuance.
KeyCorp shelf registration, including Medium-Term Note Program. On June 9, 2020 KeyCorp updated its shelf registration statement on file with the SEC under rules that allow companies to register various types of debt and equity securities without limitations on the aggregate amounts available for issuance. KeyCorp also maintains a Medium-Term Note Program that permits KeyCorp to issue notes with original maturities of nine months or more.
In 2019, KeyCorp issued the following notes under the program: On September 11, 2019, $750 million of 2.550% Senior Notes due October 1, 2029.
On February 6, 2020, KeyCorp issued $800 million of 2.25% Senior Notes due April 6, 2027, under the Medium-Term Note Program.
At December 31, 2020, KeyCorp had authorized and available for issuance up to $5.0 billion of additional debt securities under the Medium-Term Note Program.
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
The Regulatory Capital Rules require us to treat our mandatorily redeemable trust preferred securities as Tier 2 capital.
The trust preferred securities, common stock, and related debentures are summarized as follows:

dollars in millions	Trust Preferred Securities, Net of Discount (a)	Common Stock	Principal Amount of Debentures, Net of Discount (b)	Interest Rate of Trust Preferred Securities and Debentures (c)	Maturity of Trust Preferred Securities and Debentures
December 31, 2020
KeyCorp Capital I	$156	$6	$162	0.965%	2028
KeyCorp Capital II	110	4	114	6.875	2029
KeyCorp Capital III	145	4	149	7.750	2029
HNC Statutory Trust III	20	1	21	1.605	2035
Willow Grove Statutory Trust I	19	1	20	1.527	2036
HNC Statutory Trust IV	17	1	18	1.494	2037
Westbank Capital Trust II	8	—	8	2.429	2034
Westbank Capital Trust III	8	—	8	2.429	2034
Total	$483	$17	$500	4.464%	—
December 31, 2019	$466	$17	$483	5.214%	—

(a)The trust preferred securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of trust preferred securities carries an interest rate identical to that of the related debenture. Certain trust preferred securities include debt issuance costs and basis adjustments related to fair value hedges totaling $70 million at December 31, 2020, and $57 million at December 31, 2019. See Note 8 (“Derivatives and Hedging Activities”) for an explanation of fair value hedges.

(b)We have the right to redeem these debentures. If the debentures purchased by KeyCorp Capital I, HNC Statutory Trust III, Willow Grove Statutory Trust I, HNC Statutory Trust IV, Westbank Capital Trust II, or Westbank Capital Trust III are redeemed before they mature, the redemption price will be the principal amount, plus any accrued but unpaid interest. If the debentures purchased by KeyCorp Capital II or KeyCorp Capital III are redeemed before they mature, the redemption price will be the greater of: (i) the principal amount, plus any accrued but unpaid interest, or (ii) the sum of the present values of principal and interest payments discounted at the Treasury Rate (as defined in the applicable indenture), plus 20 basis points for KeyCorp Capital II or 25 basis points for KeyCorp Capital III or 50 basis points in the case of redemption upon either a tax or a capital treatment event for either KeyCorp Capital II or KeyCorp Capital III, plus any accrued but unpaid interest. The principal amount of certain debentures includes debt issuance costs and basis adjustments related to fair value hedges totaling $70 million at December 31, 2020, and $57 million at December 31, 2019. See Note 8 for an explanation of fair value hedges. The principal amount of debentures, net of discounts, is included in “long-term debt” on the balance sheet.
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
We also provide financial support to private equity investments, including existing direct portfolio companies and indirect private equity funds, to satisfy unfunded commitments. These unfunded commitments are not recorded on our balance sheet. Additional information on principal investing commitments is provided in Note 6 (“Fair Value Measurements”). Other unfunded equity investment commitments at December 31, 2020, and December 31, 2019, related to tax credit investments and were primarily attributable to LIHTC investments. Unfunded tax credit investment commitments are recorded on our balance sheet in “other liabilities.” Additional information on LIHTC commitments is provided in Note 13 (“Variable Interest Entities”).
The following table shows the remaining contractual amount of each class of commitment related to extending credit or funding principal investments as of December 31, 2020, and December 31, 2019. For loan commitments and commercial letters of credit, this amount represents our maximum possible accounting loss on the unused commitment if the borrower were to draw upon the full amount of the commitment and subsequently default on payment for the total amount of the then outstanding loan.

December 31, in millions	2020	2019
Loan commitments:
Commercial and other	$47,792	$45,323
Commercial real estate and construction	2,365	2,961
Home equity	9,299	9,945
Credit cards	6,685	6,560
Total loan commitments	66,141	64,789
Commercial letters of credit	74	91
Purchase card commitments	708	729
Principal investing commitments	16	21
Tax credit investment commitments	487	547
Total loan and other commitments	$67,426	$66,177

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
Guarantees
We are a guarantor in various agreements with third parties. The following table shows the types of guarantees that we had outstanding at December 31, 2020. Information pertaining to the basis for determining the liabilities recorded in connection with these guarantees is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Contingencies and Guarantees.”

December 31, 2020	Maximum Potential Undiscounted Future Payments	Liability Recorded
in millions
Financial guarantees:
Standby letters of credit	$3,231	$71
Recourse agreement with FNMA	5,811	23
Residential mortgage reserve	2,471	10
Written put options (a)	3,631	54
Total	$15,144	$158

(a)The maximum potential undiscounted future payments represent notional amounts of derivatives qualifying as guarantees.

We determine the payment/performance risk associated with each type of guarantee described below based on the probability that we could be required to make the maximum potential undiscounted future payments shown in the preceding table. We use a scale of low (0% to 30% probability of payment), moderate (greater than 30% to 70% probability of payment), or high (greater than 70% probability of payment) to assess the payment/performance risk, and have determined that the payment/performance risk associated with each type of guarantee outstanding at December 31, 2020, is low.

Standby letters of credit. KeyBank issues standby letters of credit to address clients’ financing needs. These instruments obligate us to pay a specified third party when a client fails to repay an outstanding loan or debt instrument or fails to perform some contractual nonfinancial obligation. Any amounts drawn under standby letters of credit are treated as loans to the client; they bear interest (generally at variable rates) and pose the same credit risk to us as a loan. At December 31, 2020, our standby letters of credit had a remaining weighted-average life of 1.7 years, with remaining actual lives ranging from less than 1 year to as many as 13.9 years.

Recourse agreement with FNMA. At December 31, 2020, the outstanding commercial mortgage loans in this program had a weighted-average remaining term of 7.9 years, and the unpaid principal balance outstanding of loans sold by us as a participant was $19.3 billion. The maximum potential amount of undiscounted future payments that we could be required to make under this program, as shown in the preceding table, is equal to approximately 30% of the principal balance of loans outstanding at December 31, 2020. FNMA delegates responsibility for originating, underwriting, and servicing mortgages, and we assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan that we sell to FNMA. We maintain a reserve for such potential losses in an amount that we believe approximates the fair value of our liability in addition to the expected credit loss for the guarantee as described in Note 5 (“Asset Quality”).
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
At December 31, 2020, the unpaid principal balance outstanding of loans sold by us was $8.2 billion. The maximum potential amount of undiscounted future payments that we could be required to make under this program, as shown in the preceding table, is equal to approximately 30% of the principal balance of loans outstanding at December 31, 2020.
Our liability for estimated repurchase obligations on loans sold, which is included in other liabilities on our balance sheet, was $10 million at December 31, 2020.

Written put options. In the ordinary course of business, we “write” put options for clients that wish to mitigate their exposure to changes in interest rates and commodity prices. At December 31, 2020, our written put options had an average life of three years. These instruments are considered to be guarantees, as we are required to make payments to the counterparty (the client) based on changes in an underlying variable that is related to an asset, a liability, or an equity security that the client holds. We are obligated to pay the client if the applicable benchmark interest rate or commodity price is above or below a specified level (known as the “strike rate”). These written put options are accounted for as derivatives at fair value, as further discussed in Note 8 (“Derivatives and Hedging Activities”). We mitigate our potential future payment obligations by entering into offsetting positions with third parties.
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

23. Accumulated Other Comprehensive Income

Our changes in AOCI for the years ended December 31, 2020, and December 31, 2019, are as follows:

in millions	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative financial instruments	Foreign currency translation adjustment	Net pension and postretirement benefit costs	Total
Balance at December 31, 2018	$(373)	$(50)	$(14)	$(381)	$(818)
Other comprehensive income before reclassification, net of income taxes	503	335	3	19	860
Amounts reclassified from accumulated other comprehensive income, net of income taxes (a)	(15)	(35)	11	23	(16)
Net current-period other comprehensive income, net of income taxes	488	300	14	42	844
Balance at December 31, 2019	$115	$250	$—	$(339)	$26
Other comprehensive income before reclassification, net of income taxes	455	466	—	15	936
Amounts reclassified from accumulated other comprehensive income, net of income taxes (a)	(3)	(240)	—	19	(224)
Net current-period other comprehensive income, net of income taxes	452	226	—	34	712
Balance at December 31, 2020	$567	$476	$—	$(305)	$738

(a)See table below for details about these reclassifications.

Our reclassifications out of AOCI for the years ended December 31, 2020, and December 31, 2019, are as follows:

	Twelve months ended December 31,		Affected Line Item in the Statement Where Net Income is Presented
in millions	2020	2019
Unrealized gains (losses) on available for sale securities
Realized gains	$4	20	Other income
	4	20	Income (loss) from continuing operations before income taxes
	1	5	Income taxes
	$3	15	Income (loss) from continuing operations
Unrealized gains (losses) on derivative financial instruments
Interest rate	$319	$15	Interest income — Loans
Interest rate	(4)	(1)	Interest expense — Long-term debt
Foreign exchange contracts	—	32	Other income
	315	46	Income (loss) from continuing operations before income taxes
	75	11	Income taxes
	$240	$35	Income (loss) from continuing operations

Foreign currency translation adjustment	—	(14)	Other income
	—	(14)	Income (loss) from continuing operations before income taxes
	—	(3)	Income taxes
	—	(11)	Income (loss) from continuing operations
Net pension and postretirement benefit costs
Amortization of losses	$(17)	$(13)	Other expense
Settlement loss	(9)	(18)	Other expense
Amortization of prior service credit	1	—	Other expense
	(25)	(31)	Income (loss) from continuing operations before income taxes
	(6)	(8)	Income taxes
	$(19)	$(23)	Income (loss) from continuing operations

24. Shareholders' Equity
Comprehensive Capital Plan

In January 2021, the Board of Directors authorized the repurchase of up to $900 million of our Common Shares, effective through the third quarter of 2021. Under our previous authorization pursuant to our 2019 capital plan, we completed $152 million of Common Share repurchases in the first quarter of 2020, including $117 million of Common Share repurchases in the open market and $35 million of Common Share repurchases related to employee equity compensation programs. These repurchases were completed prior to our announcement to temporarily suspend share repurchase activity on March 17, 2020, in response to the COVID-19 pandemic. We repurchased a total of $489 million of common shares pursuant to the 2019 capital plan, dating back to the third quarter of 2019.

Consistent with our capital plan, the Board declared a quarterly dividend of $.185 per Common Share for each quarter of 2020. These quarterly dividend payments brought our annual dividend to $.74 per Common Share for 2020.
Preferred Stock

The following table summarizes our preferred stock at December 31, 2020:

Preferred stock series	Amount outstanding (in millions)	Shares authorized and outstanding	Par value	Liquidation preference	Ownership interest per depositary share	Liquidation preference per depositary share	2020 dividends paid per depositary share
Fixed-to-Floating Rate Perpetual Noncumulative Series D	$525	21,000	$1	$25,000	1/25th	$1,000	$12.50
Fixed-to-Floating Rate Perpetual Noncumulative Series E	500	500,000	1	1,000	1/40th	25	.382813
Fixed Rate Perpetual Noncumulative Series F	425	425,000	1	1,000	1/40th	25	.353125
Fixed Rate Perpetual Noncumulative Series G	450	450,000	1	1,000	1/40th	25	.351563

Capital Adequacy
KeyCorp and KeyBank (consolidated) must meet specific capital requirements imposed by federal banking regulators. Sanctions for failure to meet applicable capital requirements may include regulatory enforcement actions that restrict dividend payments, require the adoption of remedial measures to increase capital, terminate FDIC deposit insurance, and mandate the appointment of a conservator or receiver in severe cases. In addition, failure to maintain a “well capitalized” status affects how regulators evaluate applications for certain endeavors, including acquisitions, continuation and expansion of existing activities, and commencement of new activities, and could make clients and potential investors less confident. As of December 31, 2020, KeyCorp and KeyBank (consolidated) met all regulatory capital requirements.
KeyBank (consolidated) qualified for the “well capitalized” prompt corrective action capital category at December 31, 2020, because its capital and leverage ratios exceeded the prescribed threshold ratios for that capital category and it was not subject to any written agreement, order, or directive to meet and maintain a specific capital level for any capital measure. Since that date, we believe there has been no change in condition or event that has occurred that would cause the capital category for KeyBank (consolidated) to change.
BHCs are not assigned to any of the five prompt corrective action capital categories applicable to insured depository institutions. If, however, those categories applied to BHCs, we believe that KeyCorp would satisfy the criteria for a “well capitalized” institution at December 31, 2020, and since that date, we believe there has been no change in condition or event that has occurred that would cause such capital category to change.
Because the regulatory capital categories under the prompt corrective action regulations serve a limited supervisory function, investors should not use them as a representation of the overall financial condition or prospects of KeyBank or KeyCorp.

At December 31, 2020, Key and KeyBank (consolidated) had regulatory capital in excess of all current minimum risk-based capital (including all adjustments for market risk) and leverage ratio requirements as shown in the following table.

	Actual		To Meet Minimum Capital Adequacy Requirements		To Qualify as Well Capitalized Under Federal Deposit Insurance Act
dollars in millions	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
TOTAL CAPITAL TO NET RISK-WEIGHTED ASSETS
Key	$17,976	13.40%	$10,736	8.00%	N/A	N/A
KeyBank (consolidated)	17,195	13.09	10,511	8.00	$13,139	10.00%
TIER 1 CAPITAL TO NET RISK-WEIGHTED ASSETS
Key	$14,907	11.11%	$8,052	6.00%	N/A	N/A
KeyBank (consolidated)	14,539	11.07	7,884	6.00	$10,511	8.00%
TIER 1 CAPITAL TO AVERAGE QUARTERLY TANGIBLE ASSETS
Key	$14,907	8.94%	$6,671	4.00%	N/A	N/A
KeyBank (consolidated)	14,539	8.80	6,605	4.00	$8,256	5.00%
December 31, 2019
TOTAL CAPITAL TO NET RISK-WEIGHTED ASSETS
Key	$16,731	12.79%	$10,469	8.00%	N/A	N/A
KeyBank (consolidated)	16,313	12.69	10,287	8.00	$12,858	10.00%
TIER 1 CAPITAL TO NET RISK-WEIGHTED ASSETS
Key	$14,207	10.86%	$7,852	6.00%	N/A	N/A
KeyBank (consolidated)	14,091	10.96	7,715	6.00	$7,715	6.00%
TIER 1 CAPITAL TO AVERAGE QUARTERLY TANGIBLE ASSETS
Key	$14,207	9.87%	$5,756	4.00%	N/A	N/A
KeyBank (consolidated)	14,091	9.91	5,688	4.00	$7,110	5.00%

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

The following is a description of the segments and their primary businesses at December 31, 2020.

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

The table on the following page shows selected financial data for our major business segments for the years ended December 31, 2020, 2019, and 2018.

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

The selected financial data is based on internal accounting policies designed to compile results on a consistent basis and in a manner that reflects the underlying economics of the businesses. In accordance with our policies:

•Net interest income is determined by assigning a standard cost for funds used or a standard credit for funds provided based on their assumed maturity, prepayment, and/or repricing characteristics.
•Indirect expenses, such as computer servicing costs and corporate overhead, are allocated based on assumptions regarding the extent that each line of business actually uses the services.
•The consolidated provision for credit losses is allocated among the lines of business primarily based on their actual net loan charge-offs, adjusted periodically for loan growth and changes in risk profile. The amount of the consolidated provision is based on the methodology that we use to estimate our consolidated ALLL. This methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses.”
•Capital is assigned to each line of business based on economic equity.

Developing and applying the methodologies that we use to allocate items among our lines of business is a dynamic process. Accordingly, financial results may be revised periodically to reflect enhanced alignment of expense base allocation drivers, changes in the risk profile of a particular business, or changes in our organizational structure.

Year ended December 31,	Consumer Bank			Commercial Bank
dollars in millions	2020	2019	2018	2020	2019	2018
SUMMARY OF OPERATIONS
Net interest income (TE)	$2,434	$2,366	$2,306	$1,698	$1,621	$1,657
Noninterest income	1,003	922	915	1,507	1,390	1,328
Total revenue (TE) (a)	3,437	3,288	3,221	3,205	3,011	2,985
Provision for credit losses	288	188	147	738	118	102
Depreciation and amortization expense	77	97	103	144	135	139
Other noninterest expense	2,200	2,078	2,143	1,589	1,408	1,430
Income (loss) from continuing operations before income taxes (TE)	872	925	828	734	1,350	1,314
Allocated income taxes (benefit) and TE adjustments	207	219	196	101	219	207
Income (loss) from continuing operations	665	706	632	633	1,131	1,107
Income (loss) from discontinued operations, net of taxes	—	—	—	—	—	—
Net income (loss)	665	706	632	633	1,131	1,107
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	—
Net income (loss) attributable to Key	$665	$706	$632	$633	$1,131	$1,107
AVERAGE BALANCES (b)
Loans and leases	$38,906	$32,536	$31,307	$63,108	$57,988	$55,828
Total assets (a)	42,953	36,096	34,523	72,056	66,122	63,684
Deposits	79,811	72,544	68,821	46,862	36,212	33,675
OTHER FINANCIAL DATA
Expenditures for additions to long-lived assets (a), (b)	$40	$150	$(38)	$1	$(8)	$(17)
Net loan charge-offs (b)	134	157	149	309	128	85
Return on average allocated equity (b)	18.92%	21.30%	19.24%	12.86%	24.99%	24.94%
Return on average allocated equity	18.92	21.30	19.24	12.86	24.99	24.94
Average full-time equivalent employees (c)	8,213	9,292	9,957	2,093	2,232	2,449

Year ended December 31,	Other				Key
dollars in millions	2020	2019		2018	2020	2019	2018
SUMMARY OF OPERATIONS
Net interest income (TE)	$(69)	$(46)		$(23)	$4,063	$3,941	$3,940
Noninterest income	142	147		272	2,652	2,459	2,515
Total revenue (TE) (a)	73	101		249	6,715	6,400	6,455
Provision for credit losses	(5)	139		(3)	1,021	445	246
Depreciation and amortization expense	140	142		158	361	374	400
Other noninterest expense	(41)	61		2	3,748	3,527	3,575
Income (loss) from continuing operations before income taxes (TE)	(21)	(241)		92	1,585	2,054	2,234
Allocated income taxes (benefit) and TE adjustments	(52)	(96)		(28)	256	346	375
Income (loss) from continuing operations	31	(145)		120	1,329	1,708	1,859
Income (loss) from discontinued operations, net of taxes	14	9		7	14	9	7
Net income (loss)	45	(136)		127	1,343	1,717	1,866
Less: Net income (loss) attributable to noncontrolling interests	—	—		—	—	—	—
Net income (loss) attributable to Key	$45	$(136)	(d)	$127	$1,343	$1,717	$1,866
AVERAGE BALANCES (b)
Loans and leases	$675	$987		$1,203	$102,689	$91,511	$88,338
Total assets (a)	47,046	40,961		38,605	162,055	143,179	136,812
Deposits	613	1,274		2,555	127,286	110,030	105,051
OTHER FINANCIAL DATA
Expenditures for additions to long-lived assets (a), (b)	$120	$103		$103	$161	$245	$48
Net loan charge-offs (b)	—	139		—	443	424	234
Return on average allocated equity (b)	.34%	(1.66)%		1.62%	7.54%	10.27%	12.29%
Return on average allocated equity	.49	(1.56)		1.71	7.62	10.32	12.33
Average full-time equivalent employees (c)	6,520	5,521		5,774	16,826	17,045	18,180
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
(d)Other segments included $106 million provision for credit loss, net of tax, related to a previously disclosed fraud incident.

26. Condensed Financial Information of the Parent Company
CONDENSED BALANCE SHEETS

December 31, in millions	2020	2019
ASSETS
Cash and due from banks	$3,799	$3,813
Short-term investments	21	20
Securities available for sale	12	10
Other investments	43	36
Loans to:
Banks	50	50
Nonbank subsidiaries	16	16
Total loans	66	66
Investment in subsidiaries:
Banks	17,645	16,969
Nonbank subsidiaries	900	823
Total investment in subsidiaries	18,545	17,792
Goodwill	167	167
Corporate-owned life insurance	207	205
Derivative assets	100	44
Accrued income and other assets	299	295
Total assets	$23,259	$22,448
LIABILITIES
Accrued expense and other liabilities	$505	$492
Long-term debt due to:
Subsidiaries	500	483
Unaffiliated companies	4,273	4,435
Total long-term debt	4,773	4,918
Total liabilities	5,278	5,410
SHAREHOLDERS’ EQUITY (a)	17,981	17,038
Total liabilities and shareholders’ equity	$23,259	$22,448

(a)See Key’s Consolidated Statements of Changes in Equity.

CONDENSED STATEMENTS OF INCOME

Year ended December 31,
in millions	2020	2019	2018
INCOME
Dividends from subsidiaries:
Bank subsidiaries	$1,250	$1,204	$1,675
Nonbank subsidiaries	—	70	—
Interest income from subsidiaries	4	9	11
Other income	8	11	11
Total income	1,262	1,294	1,697
EXPENSE
Interest on long-term debt with subsidiary trusts	18	22	20
Interest on other borrowed funds	114	151	137
Personnel and other expense	63	87	69
Total expense	195	260	226
Income (loss) before income taxes and equity in net income (loss) less dividends from subsidiaries	1,067	1,034	1,471
Income tax (expense) benefit	38	57	55
Income (loss) before equity in net income (loss) less dividends from subsidiaries	1,105	1,091	1,526
Equity in net income (loss) less dividends from subsidiaries	238	626	340
NET INCOME (LOSS)	1,343	1,717	1,866
Less: Net income attributable to noncontrolling interests	—	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO KEY	$1,343	$1,717	$1,866

.

CONDENSED STATEMENTS OF CASH FLOWS

Year ended December 31,
in millions	2020	2019	2018
OPERATING ACTIVITIES
Net income (loss) attributable to Key	$1,343	$1,717	$1,866
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes (benefit)	2	(43)	109
Stock-based compensation expense	11	8	8
Equity in net (income) loss less dividends from subsidiaries	(238)	(626)	(340)
Net (increase) decrease in other assets	(66)	39	(58)
Net increase (decrease) in other liabilities	12	11	8
Other operating activities, net	131	244	79
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,195	1,350	1,672
INVESTING ACTIVITIES
Net (increase) decrease in securities available for sale and in short-term and other investments	(7)	(6)	1
Cash infusion from purchase of Cain Brothers	—	—	—
Proceeds from sales, prepayments and maturities of securities available for sale	—	—	—
Net (increase) decrease in loans to subsidiaries	—	15	200
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(7)	9	201
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	800	750	1,250
Payments on long-term debt	(1,003)	(300)	(750)
Repurchase of Treasury Shares	(170)	(868)	(1,145)
Net cash from the issuance (redemption) of Common Shares and preferred stock	—	435	412
Cash dividends paid	(829)	(804)	(656)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,202)	(787)	(889)
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	(14)	572	984
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	3,813	3,241	2,257
CASH AND DUE FROM BANKS AT END OF YEAR	$3,799	$3,813	$3,241

KeyCorp paid interest on borrowed funds totaling $204 million in 2020, $151 million in 2019, and $131 million in 2018.
27. Revenue from Contracts with Customers

The following table represents a disaggregation of revenue from contracts with customers, by line of business, for the twelve months ended December 31, 2020, and December 31, 2019:

Year ended December 31,	2020			2019
dollars in millions	Consumer Bank	Commercial Bank	Total Contract Revenue	Consumer Bank	Commercial Bank	Total Contract Revenue
NONINTEREST INCOME
Trust and investment services income	$374	$67	$441	$355	$64	$419
Investment banking and debt placement fees	—	305	305	—	263	263
Services charges on deposit accounts	189	122	311	228	109	337
Cards and payments income	160	201	361	164	106	270
Other noninterest income	10	—	10	13	—	13
Total revenue from contracts with customers	$733	$695	$1,428	$760	$542	$1,302

Other noninterest income (a)			1,082			1,010
Noninterest income from other segments (b)			142			147
Total noninterest income			$2,652			$2,459

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

We had no material contract assets or contract liabilities for the twelve months ended December 31, 2020, and December 31, 2019.

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
Changes in Internal Control over Financial Reporting

There were no changes in KeyCorp's internal control over financial reporting during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, KeyCorp's internal control over financial reporting. We implemented internal controls to ensure we adequately calculated changes due to, and properly assessed the impact of, the accounting standards updates related to our allowance for credit losses on our financial statements to facilitate its adoption on January 1, 2020. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.
Reports Regarding Internal Controls
Management’s Annual Report on Internal Control over Financial Reporting, the Report of Ernst & Young LLP, Independent Registered Public Accounting Firm on Internal Control over Financial Reporting, and the Report of Ernst & Young LLP, Independent Registered Public Accounting Firm are included in Item 8 on pages 99, 100, and 101, respectively.
ITEM 9B. OTHER INFORMATION
Not applicable.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of our executive officers, and biographical information for each, is set forth in Item 1. Business of this report.

The other information required by this item will be set forth in the following sections of KeyCorp’s Definitive Proxy Statement for the 2021 Annual Meeting of Shareholders to be held May 13, 2021 (the “2021 Proxy Statement”), and these sections are incorporated herein by reference:

•“Proposal One: Election of Directors”
•“Corporate Governance Documents — Code of Business Conduct and Ethics”
•“The Board of Directors and Its Committees — Board and Committee Responsibilities — Audit Committee”
•“Additional Information — Other Proposals and Director Nominations for the 2021 Annual Meeting of Shareholders”

KeyCorp expects to file the 2021 Proxy Statement with the SEC on or about March 21, 2021.

Any amendment to, or waiver from a provision of, the Code of Business Conduct and Ethics that applies to KeyCorp’s Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, or any other executive officer or director, will be promptly disclosed on KeyCorp’s website (www.key.com/ir) as required by laws, rules and regulations of the SEC.
ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be set forth in the following sections of the 2021 Proxy Statement and these sections are incorporated herein by reference:

•“Compensation Discussion and Analysis”
•“Compensation of Executive Officers and Directors”
•“Compensation and Organization Committee Report”
•“The Board of Directors and Its Committees — Oversight of Compensation Related Risks”
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be set forth in the section captioned “Ownership of KeyCorp Equity Securities” contained in the 2021 Proxy Statement, and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be set forth in the following sections of the 2021 Proxy Statement and these sections are incorporated herein by reference:

•“The Board of Directors and Its Committees — Director Independence”
•“The Board of Directors and Its Committees — Related Party Transactions”
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be set forth in the sections captioned “Audit Matters — Ernst & Young’s Fees” and “Audit Matters — Pre-Approval Policies and Procedures” contained in the 2021 Proxy Statement, and is incorporated herein by reference.
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

(a) (3) Exhibits*

3.1	Third Amended and Restated Articles of Incorporation of KeyCorp, effective May 23, 2019, filed as Exhibit 3.2 to Form 8-K on May 24, 2019.*
3.2	Third Amended and Restated Regulations of KeyCorp, effective May 23, 2019, filed as Exhibit 3.2 to Form 10-Q for the quarterly period ended June 30, 2019.*
4.1	Description of KeyCorp’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, filed as Exhibit 4.1 to Form 10-K for the year ended December 31, 2019.*
4.2	Form of Certificate representing Fixed-to-Floating Rate Perpetual Non-Cumulative Preferred Stock, Series D, filed as Exhibit 4.2 to Form 8-K on September 9, 2016.*
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

4.13	Form of Depositary Receipt related to Series G Preferred Stock (included as part of Exhibit 4.12), filed as Exhibit 4.4 to Form 8-K on April 29, 2019.*
10.1	Form of Award of Non-Qualified Stock Options (effective June 12, 2009), filed as Exhibit 10.1 to Form 10-K for the year ended December 31, 2014.*
10.2	Form of Performance Shares Award Agreement (2018-2020), filed as Exhibit 10.5 to Form 10-K for the year ended December 31, 2017.*
10.3	Form of Performance Shares Award Agreement (2018-2020), effective September 2018, filed as Exhibit 10.1 to Form 10-Q for the quarterly period ended September 30, 2018.*
10.4	Form of Cash-settling Performance Shares Award Agreement (2019-2021), filed as Exhibit 10.6 to Form 10-K for the year ended December 31, 2018.*
10.5	Form of Stock-settling Performance Shares Award Agreement (2019-2021).
10.6	Form of Cash-settling Performance Shares Award Agreement (2020-2022).
10.7	Form of Stock-settling Performance Shares Award Agreement (2020-2022).
10.8	Form of Cash-settling Performance Shares Award Agreement (2021-2023).
10.9	Form of Stock-settling Performance Shares Award Agreement (2021-2023).
10.10	Form of Stock Option Award Agreement under KeyCorp 2013 Equity Compensation Plan, filed as Exhibit 10.7 to Form 10-K for the year ended December 31, 2016.*
10.11	Form of Stock Option Award Agreement under KeyCorp 2013 Equity Compensation Plan, effective 2019, filed as Exhibit 10.8 to Form 10-K for the year ended December 31, 2018.*
10.12	Form of Stock Option Award Agreement under KeyCorp 2019 Equity Compensation Plan, effective 2020.

10.13	Form of Restricted Stock Unit Award Agreement under KeyCorp 2013 Equity Compensation Plan, filed as Exhibit 10.8 to Form 10-K for the year ended December 31, 2016.*
10.14	Form of Restricted Stock Unit Award Agreement under KeyCorp 2013 Equity Compensation Plan, effective 2019, filed as Exhibit 10.10 to Form 10-K for the year ended December 31, 2018.*.
10.15
Form of Restricted Stock Unit Award Agreement (New Hire) under KeyCorp 2019 Equity Compensation Plan, filed as Exhibit 10.4 to KeyCorp’s Registration Statement on Form S-8 on May 23, 2019, File No. 333-231689.*

10.16	Form of Restricted Stock Unit Award Agreement (New Hire) under KeyCorp 2019 Equity Compensation Plan, effective 2020.
10.17	Form of Restricted Stock Unit Award Agreement under KeyCorp 2019 Equity Compensation Plan, effective 2020.
10.18
Form of Change of Control Agreement (Tier I) between KeyCorp and Certain Executive Officers of KeyCorp, dated as of March 8, 2012, filed as Exhibit 10.8 to Form 10-K for the year ended December 31, 2017.*

10.19
Form of Change of Control Agreement (Tier II Executives) between KeyCorp and Certain Executive Officers of KeyCorp, dated as of April 15, 2012, filed as Exhibit 10.9 to Form 10-K for the year ended December 31, 2017.*

10.20	KeyCorp 2016 Annual Performance Plan, filed as Appendix A to Schedule 14A filed on April 6, 2016.*
10.21	KeyCorp Executive Annual Performance Plan (effective March 13, 2019), filed as Exhibit 10.1 to Form 8-K on March 15, 2019.*
10.22	KeyCorp Long-Term Incentive Deferral Plan, filed as Exhibit 10.14 to Form 10-K for the year ended December 31, 2018.*
10.23	KeyCorp 2010 Equity Compensation Plan (effective March 11, 2010), filed as Exhibit 10.16 to Form 10-K for the year ended December 31, 2015.*
10.24	KeyCorp 2013 Equity Compensation Plan (effective March 14, 2013), filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 2018.*
10.25	KeyCorp 2019 Equity Compensation Plan (effective January 10, 2019), filed as Exhibit 10.1 to Form 8-K on May 24, 2019.*
10.26	Director Deferred Compensation Plan (May 18, 2000 Amendment and Restatement), filed as Exhibit 10.18 to Form 10-K for the year ended December 31, 2018.*
10.27	Amendment to the Director Deferred Compensation Plan (effective December 31, 2004), filed as Exhibit 10.20 to Form 10-K for the year ended December 31, 2014.*
10.28	KeyCorp Amended and Restated Second Director Deferred Compensation Plan (effective September 18, 2013), filed as Exhibit 10.20 to Form 10-K for the year ended December 31, 2018.*
10.29	KeyCorp Directors’ Deferred Share Sub-Plan (effective September 18, 2013), filed as Exhibit 10.21 to Form 10-K for the year ended December 31, 2018.*
10.30	KeyCorp Amended and Restated Directors’ Deferred Share Sub-Plan (effective May 23, 2019), filed as Exhibit 10.27 to Form 10-K for the year ended December 31, 2019.*
10.31	KeyCorp Amended and Restated Directors’ Deferred Share Sub-Plan (effective September 16, 2020), filed as Exhibit 10 to Form 10-Q for the quarter ended September 30, 2020.*
10.32	KeyCorp Excess Cash Balance Pension Plan (effective January 1, 1998), filed as Exhibit 10.22 to Form 10-K for the year ended December 31, 2018.*
10.33	First Amendment to the KeyCorp Excess Cash Balance Pension Plan (effective July 1, 1999), filed as Exhibit 10.23 to Form 10-K for the year ended December 31, 2018.*
10.34	Second Amendment to the KeyCorp Excess Cash Balance Pension Plan (effective January 1, 2003), filed as Exhibit 10.24 to Form 10-K for the year ended December 31, 2018.*
10.35	Restated Amendment to KeyCorp Excess Cash Balance Pension Plan (effective December 31, 2004), filed as Exhibit 10.26 to Form 10-K for the year ended December 31, 2014.*
10.36	Disability Amendment to KeyCorp Excess Cash Balance Pension Plan (effective December 31, 2007), filed as Exhibit 10.21 to Form 10-K for the year ended December 31, 2017.*
10.37	KeyCorp Second Excess Cash Balance Pension Plan (effective February 8, 2010), filed as Exhibit 10.28 to Form 10-K for the year ended December 31, 2014.*
10.38
Trust Agreement for certain amounts that may become payable to certain executives and directors of KeyCorp, dated April 1, 1997, and amended as of August 25, 2003, filed as Exhibit 10.28 to Form 10-K for the year ended December 31, 2018.*

10.39	KeyCorp Deferred Savings Plan (effective January 1, 2015), filed as Exhibit 10.31 to Form 10-K for the year ended December 31, 2014.*

10.40	KeyCorp Second Deferred Savings Plan (effective January 1, 2019), filed as Exhibit 10.30 to Form 10-K for the year ended December 31, 2018.*
10.41	Amended and Restated First Niagara Bank and First Niagara Financial Group, Inc. Directors Deferred Fees Plan, filed as Exhibit 10.32 to Form 10-K for the year ended December 31, 2018.*
10.42	First Niagara Financial Group, Inc. 2012 Equity Incentive Plan, filed as Exhibit 10.33 to Form 10-K for the year ended December 31, 2017.*
10.43	First Niagara Financial Group, Inc. 2012 Equity Incentive Plan, Amendment Number One, filed as Appendix B to First Niagara Financial Group, Inc.’s Schedule 14A filed on March 21, 2014.*
10.44	First Niagara Financial Group, Inc. 2012 Equity Incentive Plan, Amendment Number Two, filed as Appendix C to First Niagara Financial Group, Inc.’s Schedule 14A filed on March 21, 2014.*
10.45	Letter Agreement between KeyCorp and Beth E. Mooney dated May 1, 2020, filed as Exhibit 10.1 to Form 8-K on May 1, 2020.*
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from KeyCorp’s Form 10-K Report for the year ended December 31, 2019, formatted in inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income; (iii) the Consolidated Statements of Changes in Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.
104	The cover page from KeyCorp’s Form 10-K for the year ended December 31, 2020, formatted in inline XBRL (contained in Exhibit 101).

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
February 22, 2021

/s/ Douglas M. Schosser
Douglas M. Schosser
Chief Accounting Officer (Principal Accounting Officer)
February 22, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title

*Christopher M. Gorman	Chairman, Chief Executive Officer and President (Principal Executive Officer), and Director

*Donald R. Kimble	Chief Financial Officer (Principal Financial Officer)

*Douglas M. Schosser	Chief Accounting Officer (Principal Accounting Officer)

*Bruce D. Broussard	Director
*Gary M. Crosby	Director
*Alexander M. Cutler	Director
*H. James Dallas	Director
*Elizabeth R. Gile	Director
*Ruth Ann M. Gillis	Director
*Robin N. Hayes	Director
*Carlton L. Highsmith	Director
*Richard J. Hipple	Director
*Kristen L. Manos	Director
*Devina A. Rankin	Director
*Barbara R. Snyder	Director
*Todd J. Vasos	Director
*David K. Wilson	Director

/s/ Carrie Benedict
* By Carrie Benedict, attorney-in-fact
February 22, 2021