Form 10-Q
period 2021-03-31
KEYCORP /NEW/
filed 2021-05-04
CIK 91576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares with a par value of $1 each	970,519,438 shares
Title of class	Outstanding at April 29, 2021

KEYCORP

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion & Analysis of Financial Condition & Results of Operations

Introduction

This section reviews the financial condition and results of operations of KeyCorp and its subsidiaries for the quarterly periods ended March 31, 2021, and March 31, 2020. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. When you read this discussion, you should also refer to the consolidated financial statements and related notes in this report. The page locations of specific sections and notes that we refer to are presented in the Table of Contents.

References to our “2020 Form 10-K” refer to our Form 10-K for the year ended December 31, 2020, which has been filed with the SEC and is available on its website (www.sec.gov) and on our website (www.key.com/ir).

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

•We use the phrase continuing operations in this document to mean all of our businesses other than our government-guaranteed and private education lending business, which has been accounted for as discontinued operations since 2009.
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

Any forward-looking statements made by us or on our behalf speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement to reflect the impact of subsequent events or circumstances. Before making an investment decision, you should carefully consider all risks and uncertainties disclosed in our 2020 Form 10-K and any subsequent reports filed with the SEC by Key, as well as our registration statements under the Securities Act of 1933, as amended, all of which are or will upon filing be accessible on the SEC’s website at www.sec.gov and on our website at www.key.com/ir.

Long-term financial targets

Our financial outlook and results of operations have been impacted by the economic fallout of the COVID-19 pandemic. Our long-term targets have not changed as we expect to continue to deliver positive operating leverage and strong financial returns as we emerge from this period of economic & financial stress.
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

Our results for the first quarter of 2021 continue to reflect the hard work and dedication of our team and their commitment to serving our clients as we work through the ongoing pandemic. We achieved positive operating leverage compared to the year-ago quarter, and generated record first quarter revenue, up 19% from the year-ago quarter. This was driven by a record first quarter for investment banking & debt placement fees and continued strength in consumer mortgage fee income.

Moderate Risk Profile

Maintain a moderate risk profile by targeting a net loan charge-offs to average loans ratio in the range of .40% to .60% through a credit cycle.

We believe our strong risk management practices and disciplined underwriting continue to strengthen our credit quality. Net charge-offs to average loans decreased seven basis points, and nonperforming loans declined by $57 million from the prior quarter. Our provision for credit losses reflects a benefit from strong credit metrics and an improved outlook for the overall economy, credit migration, and loan production.

Financial Return

A return on average tangible common equity in the range of 16.00% to 19.00%.

We have continued to maintain a strong level of capital. Return on average tangible common equity increased ~160 basis points from the prior quarter, to 18.2%. We ended the first quarter of 2021 with a Common Equity Tier 1 ratio of 9.9%, which is above our targeted range of 9.0% to 9.5%. We believe that this provides us with sufficient capacity to continue to support our customers and their borrowing needs and return capital to our shareholders.

Selected financial data

Our financial performance for each of the last five quarters is summarized in Figure 1.

Figure 1. Selected Financial Data

	2021	2020
dollars in millions, except per share amounts	First	Fourth	Third	Second	First
FOR THE PERIOD
Interest income	$1,087	$1,125	$1,119	$1,190	$1,251
Interest expense	82	90	119	172	270
Net interest income	1,005	1,035	1,000	1,018	981
Provision for credit losses	(93)	20	160	482	359
Noninterest income	738	802	681	692	477
Noninterest expense	1,071	1,128	1,037	1,013	931
Income (loss) from continuing operations before income taxes	765	689	484	215	168
Income (loss) from continuing operations attributable to Key	618	575	424	185	145
Income (loss) from discontinued operations, net of taxes	4	7	4	2	1
Net income (loss) attributable to Key	622	582	428	187	146
Income (loss) from continuing operations attributable to Key common shareholders	591	549	397	159	118
Income (loss) from discontinued operations, net of taxes	4	7	4	2	1
Net income (loss) attributable to Key common shareholders	595	556	401	161	119
PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.61	$.57	$.41	$.16	$.12
Income (loss) from discontinued operations, net of taxes	—	.01	—	—	—
Net income (loss) attributable to Key common shareholders (a)	.62	.57	.41	.17	.12
Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	.61	.56	.41	.16	.12
Income (loss) from discontinued operations, net of taxes — assuming dilution	—	.01	—	—	—
Net income (loss) attributable to Key common shareholders — assuming dilution (a)	.61	.57	.41	.17	.12
Cash dividends paid	.185	.185	.185	.185	.185
Book value at period end	16.22	16.53	16.25	16.07	15.95
Tangible book value at period end	13.30	13.61	13.32	13.12	12.98
Weighted-average common shares outstanding (000)	964,878	967,987	967,804	967,147	967,446
Weighted-average common shares and potential common shares outstanding (000) (b)	974,297	976,460	973,988	972,141	976,110
AT PERIOD END
Loans	$100,926	$101,185	$103,081	$106,159	$103,198
Earning assets	160,810	155,469	155,585	156,177	141,333
Total assets	176,203	170,336	170,540	171,192	156,197
Deposits	142,183	135,282	136,746	135,513	115,304
Long-term debt	12,499	13,709	12,685	13,734	13,732
Key common shareholders’ equity	15,734	16,081	15,822	15,642	15,511
Key shareholders’ equity	17,634	17,981	17,722	17,542	17,411
PERFORMANCE RATIOS — FROM CONTINUING OPERATIONS
Return on average total assets	1.44%	1.35%	1.00%	.45%	.40%
Return on average common equity	14.98	13.65	9.98	4.05	3.10
Return on average tangible common equity (c)	18.25	16.61	12.19	4.96	3.82
Net interest margin (TE)	2.61	2.70	2.62	2.76	3.01
Cash efficiency ratio (c)	60.3	60.3	60.6	57.9	62.3
PERFORMANCE RATIOS — FROM CONSOLIDATED OPERATIONS
Return on average total assets	1.45%	1.36%	1.00%	.46%	.40%
Return on average common equity	15.08	13.82	10.08	4.10	3.12
Return on average tangible common equity (c)	18.37	16.82	12.31	5.02	3.86
Net interest margin (TE)	2.60	2.69	2.62	2.76	3.00
Loan-to-deposit (d)	73.1	76.5	77.2	80.4	92.1
CAPITAL RATIOS AT PERIOD END
Key shareholders’ equity to assets	10.0%	10.6%	10.4%	10.2%	11.1%
Key common shareholders’ equity to assets	9.0	9.5	9.3	9.2	10.0
Tangible common equity to tangible assets (c)	7.5	7.9	7.8	7.6	8.3
Common Equity Tier 1	9.9	9.7	9.5	9.1	8.9
Tier 1 risk-based capital	11.3	11.1	10.9	10.5	10.2
Total risk-based capital	13.4	13.4	13.3	12.8	12.2
Leverage	8.9	8.9	8.7	8.8	9.8
TRUST ASSETS
Assets under management	$45,218	$44,140	$41,312	$39,722	$36,189
OTHER DATA
Average full-time-equivalent employees	17,086	17,029	17,097	16,646	16,529
Branches	1,068	1,073	1,077	1,077	1,082
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

Strategic developments

The first quarter of 2021 was a strong start to the year and positions us to grow and deliver on our commitments to all of our stakeholders. We have remained committed to supporting our employees, our communities, and our clients throughout the pandemic. Providing value to all stakeholders creates the foundation to deliver sustainable long-term performance. The corporate governance processes that we have in place allow us to oversee any changes and new requirements that may occur across our geographic footprint. Our actions and results during the first quarter of 2021 reflect our response to the current environment and support our corporate strategy described in the “Introduction” section under the “Corporate strategy” heading on page 45 of our 2020 Form 10-K.

•Our business resiliency plans remained in effect and we maintained our operational effectiveness across the entire organization. The health and safety of our clients, employees, and communities in which we operate have continued to be our top priority. Nearly every branch has been open for business and continues to follow guidelines on how to minimize physical contact with our clients and between our employees. Our return-to-office protocols, which began in the second quarter of 2020, continued during the first quarter of 2021. This plan is flexible as the ongoing pandemic changes and may impact the communities in which our employees and clients operate differently.
•We are committed to playing a critical role in providing capital and assistance to our clients and supporting broader initiatives to strengthen our economy. We continue to support our clients through SBA-guaranteed loans to small businesses, payment deferrals, hardship support, borrower assistance programs, and forbearance options to help provide a bridge for individuals and businesses through these uncertain times.
•On February 25, 2021, we acquired AQN Strategies, a client-focused analytics firm with deep expertise in the financial services industry. This acquisition aligns to Key’s relationship strategy and underscores our commitment to a data-driven approach to grow our business.
•On March 30, 2021, we unveiled Laurel Road for Doctors, a national digital bank tailored to physicians and dentists with products and services informed by their needs. With Laurel Road for Doctors, we continue to expand targeted client relationships by bringing together a full set of solutions, expertise, and services to drive value for healthcare professionals.
•Credit quality is also playing a critical role in this environment. Our risk profile and strategy is different than the one we had leading up to, and during, the 2007-2009 financial crisis. We have significantly reduced our exposure to high-risk sectors and industries and have positioned Key to perform well through all phases of the business cycle, including highly stressed environments. Our moderate risk profile will continue to inform our credit decisions and the way we underwrite loans.
•Capital and liquidity continued to be clear strengths for us during the first quarter of 2021. Our strong capital position allows us to continue to execute against each of our capital priorities of organic growth, dividends, and share repurchases. During the first quarter we repurchased $135 million of common shares, and the Board of Directors approved a common share dividend of $.185 per Common Share.

Demographics

The Consumer Bank serves individuals and small businesses throughout our 15-state branch footprint and through our Laurel Road digital brand by offering a variety of deposit and investment products, personal finance and financial wellness services, lending, student loan refinancing, mortgage and home equity, credit card, treasury services, and business advisory services. In addition, wealth management and investment services are offered to assist non-profit and high-net-worth clients with their banking, trust, portfolio management, life insurance, charitable giving, and related needs.

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

Supervision and regulation

The following discussion provides a summary of recent regulatory developments and should be read in conjunction with the disclosure included in our 2020 Form 10-K under the heading “Supervision and Regulation” in Item 1. Business and under the heading “II. Compliance Risk” in Item 1A. Risk Factors.

Regulatory capital requirements

The final rule to implement the Basel III international capital framework (“Basel III”) was effective January 1, 2015, with a multi-year transition period (“Regulatory Capital Rules”). As of April 1, 2020, the Regulatory Capital Rules were fully phased-in for Key. The Basel III capital framework and the U.S. implementation of the Basel III capital framework are discussed in more detail in Item 1. Business of our 2020 Form 10-K under the heading “Supervision and Regulation — Regulatory capital requirements.”

Under the Regulatory Capital Rules, standardized approach banking organizations, such as KeyCorp and KeyBank, are required to meet the minimum capital and leverage ratios set forth in Figure 2 below. At March 31, 2021, KeyCorp’s ratios under the fully phased-in Regulatory Capital Rules are set forth in Figure 2.

Figure 2. Minimum Capital Ratios and KeyCorp Ratios Under the Regulatory Capital Rules

Ratios (including stress capital buffer)	Regulatory Minimum Requirement	Stress Capital Buffer (b)	Regulatory Minimum With Stress Capital Buffer	KeyCorp March 31, 2021 (c)
Common Equity Tier 1	4.5%	2.5%	7.0%	9.9%
Tier 1 Capital	6.0	2.5	8.5	11.3
Total Capital	8.0	2.5	10.5	13.4
Leverage (a)	4.0	N/A	4.0	8.9
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

As of March 31, 2021, KeyBank (consolidated) satisfied the risk-based and leverage capital requirements necessary to be considered “well capitalized” for purposes of the PCA framework. However, investors should not regard this determination as a representation of the overall financial condition or prospects of KeyBank because the PCA framework is intended to serve a limited supervisory function. Moreover, it is important to note that the PCA framework does not apply to BHCs, like KeyCorp.

Recent regulatory capital-related developments

See Item 1. Business of our 2020 Form 10-K under the heading “Supervision and Regulation - Regulatory capital requirements - Recent regulatory capital-related developments” for a discussion of recent regulatory capital-related developments.

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

Due to the economic uncertainty caused by the COVID-19 pandemic, the Federal Reserve placed temporary restrictions on capital distributions by BHCs having more than $100 billion in total consolidated assets (including KeyCorp), that are in addition to limitations on capital distributions that apply under the Regulatory Capital Rules. On June 25, 2020, the Federal Reserve stated that for the third quarter of 2020, BHCs with more than $100 billion in total assets are prohibited from (i) making share repurchases (other than share repurchase relating to issuances of common stock for employee stock ownership plans); and (ii) paying common stock dividends that exceed the amount paid in the second quarter of 2020 or exceed an amount equal to the average of the firm’s net income for the four preceding calendar quarters unless otherwise specified by the Federal Reserve. The Federal Reserve continued these restriction on dividends and share repurchases by large BHCs for the fourth quarter of 2020 in an announcement made on September 17, 2020.

On December 18, 2020, the Federal Reserve stated that because of the ongoing economic uncertainty, it was extending its limits on capital distributions by BHCs with more than $100 billion in total assets into the first quarter of 2021, with certain modifications. The Federal Reserve noted that these firms (i) are prohibited from increasing their common stock dividends to an amount greater than the amount paid in the second quarter of 2020; and (ii) are prohibited from paying common stock dividends and making share repurchase that, in the aggregate, exceed an amount equal to the average of the firm’s net income for the four preceding calendar quarters. The Federal Reserve further indicated that it was extending the time period for the Federal Reserve to notify firms whether their stress capital buffer requirements will be recalculated until March 31, 2021.

On March 25, 2021, the Federal Reserve said that it was continuing into the second quarter of 2021 the restrictions on dividends and share repurchases for BHCs with more than $100 billion in total assets that it announced on December 18, 2020, and indicated that it was extending the time period for the Federal Reserve to notify firms whether their stress capital buffer requirements will be recalculated until June 30, 2021. The Federal Reserve also announced that these temporary restrictions on BHC dividends and share repurchases will end for most firms after June 30, 2021. Firms subject to the Federal Reserve’s supervisory stress test in 2021 with capital levels above those required by the stress test will no longer by subject to the temporary additional restrictions after that date while firms with capital levels below those required by the stress test will remain subject to the restrictions.

For BHCs that are on a two-year stress test cycle and are not subject to the Federal Reserve’s supervisory stress test in 2021 (including KeyCorp), the temporary additional restrictions on dividends and share repurchases will end after June 30, 2021. Beginning on July 1, 2021, these firms will be allowed to make capital distributions that are consistent with the Regulatory Capital Rules, inclusive of the stress capital buffer requirement based on the firm’s June 2020 stress test. In August 2020, the Federal Reserve confirmed that KeyCorp’s required stress capital buffer, based on its June 2020 stress test, is 2.5%, which is the minimum buffer requirement for firms the size of KeyCorp.

See Item 1. Business of our 2020 Form 10-K under the heading “Supervision and Regulation - Regulatory capital requirements - Capital planning and stress testing” for an overview of capital planning and stress testing requirements.

Liquidity requirements

See Item. 1 Business of our 2020 Form 10-K under the heading “Supervision and Regulation - Regulatory capital requirements - Liquidity requirements” for a discussion of liquidity requirements, including the Liquidity Coverage Rules.

Volcker Rule

The Volcker Rule is discussed in detail in Item 1. Business of our 2020 Form 10-K under the heading “Supervision and Regulation - Other Regulatory Developments - Volcker Rule.”

Community Reinvestment Act

See Item 1. Business of our 2020 Form 10-K under the heading “Supervision and Regulation - Other Regulatory Developments - Community Reinvestment Act” for a discussion of recent developments concerning the Community Reinvestment Act.

Supervision and governance

On February 26, 2021, the Federal Reserve issued supervisory guidance describing the key attributes of effective boards of directors of large financial institutions, including BHCs with $100 billion or more in total consolidated assets. This supervisory guidance adopts a principles-based approach to describe attributes of effective boards of directors and provides illustrative examples of effective practices. The Federal Reserve indicated that it intends to use the board effectiveness guidance in informing its assessment of governance and controls at all firms subject to the large financial institution rating system (“LFI Rating System”) (including KeyCorp).

See Item 1. Business of our 2020 Form 10-K under the heading “Supervision and Regulation - Other Regulatory Developments - Supervision and governance” for a discussion of other recent supervision and governance-related developments, including a discussion of the LFI Rating System.

Regulatory developments concerning COVID-19

On March 30, 2021, President Biden signed into law the PPP Extension Act, which extends the deadline for submitting loan applications under this program from March 31, 2021, to May 31, 2021. KeyBank participates as a lender in the PPP, which provides SBA-guaranteed loans to small businesses.

On March 31, 2021, the CFPB announced that it is rescinding seven policy statements issued in 2020, which provided financial institutions with temporary regulatory flexibility in complying with various consumer protection laws when they are working with customers affected by the COVID-19 pandemic. The CFPB indicated that, with these rescissions, it intends to exercise the full scope of its supervision and enforcement authority provided by the Dodd-Frank Act.

The CFPB issued a compliance bulletin on April 1, 2021, urging mortgage servicers to take proactive measures to prevent avoidable foreclosures. The CFPB indicated that it will be closely monitoring how servicers engage with borrowers and will consider a servicer’s effectiveness in helping borrowers when it evaluates a servicer’s compliance with mortgage servicing rules.

On April 5, 2021, the CFPB requested public comment on a proposal that would amend the CFPB’s mortgage servicing rules to help ensure that borrowers affected by the COVID-19 pandemic have an opportunity to be evaluated for loss mitigation before the initiation of foreclosure proceedings. Among other things, the proposal (i) would establish a temporary COVID-19 emergency pre-foreclosure review period that would generally prohibit servicers from commencing a foreclosure action involving a borrower’s principal residence until after December 31, 2021; (ii) would permit servicers to offer certain streamlined loan modification options based on the evaluation of an incomplete application; and (iii) would revise the early intervention and reasonable diligence obligations of servicers to ensure that they communicate timely and accurate information to borrowers about their loss mitigation options. Certain requirements would apply only until August 31, 2022. Comments on the proposal are due by May 10, 2021.

See Item 1. Business of our 2020 Form 10-K under the heading “Supervision and Regulation - Other Regulatory Developments - Regulatory developments concerning COVID-19” for a discussion of other recent regulatory developments relating to the COVID-19 pandemic.

Results of Operations

Earnings overview

The following chart provides a reconciliation of net income from continuing operations attributable to Key common shareholders for the three months ended March 31, 2020, to the three months ended March 31, 2021 (dollars in millions):

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

TE net interest income was $1.0 billion for the first quarter of 2021, compared to TE net interest income of $989 million for the first quarter of 2020. The increase in net interest income reflects higher earning asset balances and loan fees partially offset by a lower net interest margin. The net interest margin was impacted by lower interest rates and a change in balance sheet mix, including elevated levels of liquidity.

Average loans were $100.7 billion for the first quarter of 2021, an increase of $4.6 billion compared to the first quarter of 2020. Commercial loans increased $2.2 billion, reflecting Key’s participation in the PPP partially offset by decreased utilization versus the year-ago period. Consumer loans increased $2.4 billion, driven by strength from Laurel Road and Key's consumer mortgage business.

Average deposits totaled $137.7 billion for the first quarter of 2021, an increase of $27.4 billion compared to the year-ago quarter, reflecting growth from consumer and commercial relationships, partially offset by a decline in time deposits as a result of lower interest rates.

Figure 4. Consolidated Average Balance Sheets, Net Interest Income, and Yields/Rates and Components of Net Interest Income Changes from Continuing Operations

	Three months ended March 31, 2021			Three months ended March 31, 2020			Change in Net interest income due to
dollars in millions	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)	Volume	Yield/Rate	Total
ASSETS
Loans (b), (c)
Commercial and industrial (d)	$52,581	$453	3.48%	$49,466	$508	4.13%	$31	$(86)	$(55)
Real estate — commercial mortgage	12,658	114	3.67	13,548	155	4.60	(10)	(31)	(41)
Real estate — construction	2,048	19	3.75	1,666	20	4.75	4	(5)	(1)
Commercial lease financing	4,142	31	2.99	4,565	39	3.39	(3)	(5)	(8)
Total commercial loans	71,429	617	3.50	69,245	722	4.19	22	(127)	(105)
Real estate — residential mortgage	9,699	76	3.12	7,215	68	3.75	21	(13)	8
Home equity loans	9,282	85	3.73	10,155	113	4.49	(9)	(19)	(28)
Consumer direct loans	4,817	56	4.72	3,709	54	5.91	14	(12)	2
Credit cards	933	24	10.45	1,082	31	11.50	(4)	(3)	(7)
Consumer indirect loans	4,568	37	3.30	4,768	46	3.86	(2)	(7)	(9)
Total consumer loans	29,299	278	3.84	26,929	312	4.66	20	(54)	(34)
Total loans	100,728	895	3.60	96,174	1,034	4.32	42	(181)	(139)
Loans held for sale	1,531	11	2.89	1,885	19	3.99	(3)	(5)	(8)
Securities available for sale (b), (e)	30,039	130	1.76	21,172	129	2.49	45	(44)	1
Held-to-maturity securities (b)	7,188	45	2.53	9,820	62	2.51	(16)	(1)	(17)
Trading account assets	848	5	2.15	1,065	8	2.95	(1)	(2)	(3)
Short-term investments	16,510	5.13		1,764	6	1.42	9	(10)	(1)
Other investments (e)	614	2	1.40	614	1.40		—	1	1
Total earning assets	157,458	1,094	2.81	132,494	1,259	3.82	76	(242)	(166)
Allowance for loan and lease losses	(1,623)			(1,097)
Accrued income and other assets	16,398			14,831
Discontinued assets	686			838
Total assets	$172,919			$147,066

LIABILITIES
NOW and money market deposit accounts	$81,439	10.05		$66,721	112.67		20	(122)	(102)
Savings deposits	6,203	1.03		4,655	1.05		—	—	—
Certificates of deposit ($100,000 or more)	2,571	6.96		6,310	34	2.20	(14)	(14)	(28)
Other time deposits	2,902	4.57		4,901	22	1.81	(7)	(11)	(18)
Total interest-bearing deposits	93,115	21.09		82,587	169.82		(1)	(147)	(148)
Federal funds purchased and securities sold under repurchase agreements	243	—	.04	2,002	6	1.17	(3)	(3)	(6)
Bank notes and other short-term borrowings	878	1.64		1,401	5	1.58	(1)	(3)	(4)
Long-term debt (f), (g)	12,831	60	1.93	12,443	90	2.96	3	(33)	(30)
Total interest-bearing liabilities	107,067	82.31		98,433	270	1.10	(2)	(186)	(188)
Noninterest-bearing deposits	44,625			27,741
Accrued expense and other liabilities	2,772			2,838
Discontinued liabilities (g)	686			838
Total liabilities	155,150			129,850
EQUITY
Key shareholders’ equity	17,769			17,216
Noncontrolling interests	—			—
Total equity	17,769			17,216
Total liabilities and equity	$172,919			$147,066

Interest rate spread (TE)			2.50%			2.72%
Net interest income (TE) and net interest margin (TE)		1,012	2.61%		989	3.01%	$78	$(56)	22
TE adjustment (b)		7			8
Net interest income, GAAP basis		$1,005			$981

(a)Results are from continuing operations. Interest excludes the interest associated with the liabilities referred to in (g), calculated using a matched funds transfer pricing methodology.
(b)Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 21% for the three months ended March 31, 2021, and March 31, 2020.
(c)For purposes of these computations, nonaccrual loans are included in average loan balances.
(d)Commercial and industrial average balances include $126 million and $145 million of assets from commercial credit cards for the three months ended March 31, 2021, and March 31, 2020, respectively.
(e)Yield is calculated on the basis of amortized cost.
(f)Rate calculation excludes basis adjustments related to fair value hedges.
(g)A portion of long-term debt and the related interest expense is allocated to discontinued liabilities as a result of applying our matched funds transfer pricing methodology to discontinued operations.

Provision for credit losses
Key’s provision for credit losses was a net benefit of $93 million, including a $207 million reserve release for the three months ended March 31, 2021, compared to an expense of $359 million for the three months ended March 31, 2020. The reserve release was largely driven by expected improvement in the economic outlook.

Noninterest income

As shown in Figure 5, noninterest income was $738 million, and represented 42% of total revenue for the first quarter of 2021, compared to $477 million, representing 33% of total revenue, for the year-ago quarter.

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

Trust and investment services income

Trust and investment services income consists of brokerage commissions, trust and asset management fees, and insurance income. The assets under management that primarily generate these revenues are shown in Figure 6. For the three months ended March 31, 2021, trust and investment services income remained constant compared to the same period one year ago. This was primarily due to an increase in trust and asset management fees partially related to higher levels of assets under management offset by decreased commercial brokerage income.

A significant portion of our trust and investment services income depends on the value and mix of assets under management. At March 31, 2021, our bank, trust, and registered investment advisory subsidiaries had assets under management of $45.2 billion, compared to $36.2 billion at March 31, 2020. Assets under management were up, as shown in Figure 6, due to increased portfolio yields.

Figure 6. Assets Under Management

in millions	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Assets under management by investment type:
Equity	$29,071	$27,384	$24,851	$23,303	$20,421
Securities lending	155	131	130	171	188
Fixed income	11,865	12,130	11,767	11,318	10,911
Money market	4,127	4,495	4,564	4,930	4,669
Total assets under management	$45,218	$44,140	$41,312	$39,722	$36,189

Investment banking and debt placement fees

Investment banking and debt placement fees consists of syndication fees, debt and equity financing fees, financial adviser fees, gains on sales of commercial mortgages, and agency origination fees. Investment banking and debt placement fees for the three months ended March 31, 2021, increased $46 million, or 39.7%, from the year-ago quarter. This increase was primarily driven by higher gains on the sales of commercial mortgages, and increased debt and equity underwriting fees.

Service charges on deposit accounts

Service charges on deposit accounts decreased $11 million, or 13.1%, for the three months ended March 31, 2021, compared to the same period one year ago. This decrease was primarily driven by elevated balances reducing fee assessments and higher fee waivers related to the ongoing COVID-19 pandemic.

Cards and payments income

Cards and payments income, which consists of debit card, prepaid card, consumer and commercial credit card, and merchant services income, increased $39 million, or 59.1%, for the three months ended March 31, 2021, compared to the same period one year ago. This increase was primarily driven by increased prepaid card activity due to state support program activity.

Other noninterest income

Other noninterest income includes operating lease income and other leasing gains, corporate services income, corporate-owned life insurance income, consumer mortgage income, commercial mortgage servicing fees, and other income. Other noninterest income for the three months ended March 31, 2021, increased $187 million, or 239.7%, from the year-ago quarter, primarily due to higher consumer mortgage income driven by strong loan originations and related fees.

Noninterest expense

As shown in Figure 7, noninterest expense was $1.1 billion for the first quarter of 2021, compared to $931 million for the first quarter of 2020.

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
Personnel

Personnel expense, the largest category of our noninterest expense, increased by $109 million, or 21.2%, for the three months ended March 31, 2021, compared to the same period one year ago. The activity reflected higher incentive and stock-based compensation, attributed to an increase in revenue from stock performance and an increase in employee benefits compared to the year ago quarter.

Net occupancy

Net occupancy expense remained constant for the first quarter of 2021, compared to the same period one year ago.

Other noninterest expense

Other noninterest expense includes equipment, operating lease expense, marketing, FDIC assessment, intangible asset amortization, OREO expense, and other miscellaneous expense categories. Other noninterest expense for the three months ended March 31, 2021, increased $7 million, or 2.9%, from the year-ago quarter, primarily due to payments-related expense from increased prepaid card activity partially offset by a decrease in other real estate owned expenses.

Income taxes

We recorded tax expense of $147 million for the first quarter of 2021 and $23 million for the first quarter of 2020.

Our federal tax expense and effective tax rate differs from the amount that would be calculated using the federal statutory tax rate; primarily from investments in tax-advantaged assets, such as corporate-owned life insurance, tax credits associated with energy related projects and low-income housing investments, and periodic adjustments to our tax reserves.

Additional information pertaining to how our tax expense (benefit) and the resulting effective tax rates were derived is included in Note 14 (“Income Taxes”) beginning on page 158 of our 2020 Form 10-K.

Business Segment Results

This section summarizes the financial performance of our two major business segments (operating segments): Consumer Bank and Commercial Bank. Note 20 (“Business Segment Reporting”) describes the products and services offered by each of these business segments and provides more detailed financial information pertaining to the segments. For more information on the segment imperatives and market and business overview, see “Business Segment Results” beginning on page 54 of our 2020 Form 10-K. Dollars in the charts are presented in millions.

Consumer Bank

Summary of operations

•Net income attributable to Key of $217 million for the first quarter of 2021, compared to $103 million for the year-ago quarter
•Taxable-equivalent net interest income increased by $26 million, or 4.5%, compared to the first quarter of 2020, driven by strong balance sheet growth and fees related to PPP loans, partially offset by the lower interest rate environment
•Average loans and leases increased $6.1 billion, or 18.3%, driven by benefit from the PPP, as well as growth from Laurel Road and consumer mortgage
•Average deposits increased $11.9 billion, or 16.3%, from the first quarter of 2020. This was driven by consumer stimulus payments and relationship growth

•Provision for credit losses decreased $159 million compared to the first quarter of 2020. The provision for credit losses was a net benefit and was driven by expected improvements in economic conditions and continued strength in client credit quality
•Noninterest income increased $28 million, or 12.2%, from the year ago quarter, due to higher trust and investment services income, and strength in consumer mortgage income
•Noninterest expense increased $62 million, or 11.5%, from the year ago quarter, driven by higher variable compensation from significantly favorable revenue and higher variable expenses related to higher loan volumes
Commercial Bank

Summary of operations

•Net income attributable to Key of $383 million for the first quarter of 2021, compared to $66 million for the year-ago quarter
•Taxable-equivalent net interest income decreased by $10 million, compared to the first quarter of 2020, as the lower interest rate environment offset fees related to PPP loans
•Average loan and lease balances decreased $1.2 billion, compared to the first quarter of 2020 as lower utilization offset PPP loans
•Average deposit balances increased $15.5 billion, or 42.4%, compared to the first quarter of 2020, driven by growth in targeted relationships and the impact of government programs

•Provision for credit losses decreased $289 million compared to the first quarter of 2020. The provision for credit losses was a net benefit and was driven by expected improvements in economic conditions
•Noninterest income increased $227 million, from the year-ago quarter, driven by favorable market-related adjustments to customer derivatives compared to detriments in 2020, increased investment banking client activity, and higher cards and payments income related to prepaid card revenue
•Noninterest expense increased by $81 million, or 22.4%, from the first quarter of 2020, driven by higher variable compensation from significantly favorable revenue and elevated variable expenses related to prepaid card

Financial Condition

Loans and loans held for sale

Figure 8. Breakdown of Loans at March 31, 2021
(a)Other consumer loans include Consumer direct loans, Credit cards, and Consumer indirect loans. See Note 3 (“Loan Portfolio”) in Item 1. Financial Statements of this report.

At March 31, 2021, total loans outstanding from continuing operations were $100.9 billion, compared to $101.2 billion at December 31, 2020. For more information on balance sheet carrying value, see Note 1 (“Summary of Significant Accounting Policies”) under the headings “Loans” and “Loans Held for Sale” starting on page 100 of our 2020 Form 10-K.

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

The following table provides a summary of portfolio loans and leases as of March 31, 2021, and December 31, 2020, that have received a payment deferral or forbearance as part of our COVID-19 hardship relief programs:

Figure 9. Loans and Leases COVID-19 Hardship Relief

	Outstanding Balance of Loans and Leases
March 31, 2021
dollars in millions	Completed Relief	In Active Relief	Total that have Received Payment Relief
Commercial Loans	$2,716	$129	$2,844
Consumer Loans	1,204	255	1,459
Total Portfolio Loans and Leases	$3,920	$384	$4,304
December 31, 2020
dollars in millions	Completed Relief	In Active Relief	Total that have Received Payment Relief
Commercial Loans	$2,899	$181	$3,079
Consumer Loans	1,179	394	1,572
Total Portfolio Loans and Leases	$4,077	$575	$4,652

The total outstanding balance of commercial loans in active relief as of March 31, 2021, represented 0.2% of the commercial loan portfolio and the total outstanding balance of consumer loans in active relief as of March 31, 2021, represented 0.9% of the consumer loan portfolio.

Under the CARES Act as well as banking regulator interagency guidance, certain loan modifications to borrowers experiencing financial distress as a result of the economic impacts created by COVID-19 may not be required to be treated as TDRs under U.S. GAAP.  For COVID-19 related loan modifications which occurred from March 1, 2020, through March 31, 2021, and met the loan modification criteria under either the CARES Act or the criteria specified by the regulatory agencies or were otherwise considered to be short term in nature, we have elected to suspend TDR accounting for such loan modifications.  Additionally, loans qualifying for these modifications are not required to be reported as delinquent, nonaccrual, impaired, or criticized solely as a result of a COVID-19 loan modification. Refer to Note 4 (“Asset Quality”) under the headings “TDRs” and “Nonperforming and Past Due Loans.”

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

Commercial loan portfolio

Commercial loans outstanding were $71.4 billion at March 31, 2021, a decrease of $0.6 billion, or .8%, compared to December 31, 2020, driven by lower commercial and industrial utilization rates, partly offset by an increase in PPP funding.

As a result of the current economic environment, our commercial loan portfolio is going through active portfolio surveillance. We are conducting ongoing portfolio reviews on our commercial loans with any risk rating migrations being closely monitored. We have centralized internal reporting on enterprise-wide relief initiatives, as well as following any potential relief initiatives that may come in the future. We established a pandemic watchlist and are performing ongoing reviews of commercial clients that are likely to be impacted by COVID-19. These clients represent a small portion of the overall portfolio and are diversified by type and geography. Figure 10 summarizes our commercial portfolios that are at risk of being impacted by the COVID-19 pandemic as of March 31, 2021, and December 31, 2020.

Figure 10. Select Commercial Portfolio Focus Areas

dollars in millions	Outstanding as of March 31, 2021	Percentage of total loans as of March 31, 2021	Outstanding as of December 31, 2020	Percentage of total loans as of December 31, 2020
Consumer behavior (a)	$5,112	5.1%	$5,083	5.0%
Education	1,557	1.5	1,541	1.5
Sports	664.7		690.7
Restaurants	368.4		400.4

Retail commercial real estate (b)	396.4		525.5

Nondurable retail (c)	595.6		638.6

Travel/Tourism (d)	2,440	2.4	2,523	2.5
Hotels	767.8		784.8

Leveraged lending (e)	1,674	1.7	1,700	1.7

Oil and gas	1,792	1.8	1,992	2.0
Upstream (reserve based)	1,141	1.1	1,263	1.2
Midstream	389.4		468.5
Downstream	58.1		98.1

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

Figure 11 provides our commercial loan portfolios by industry classification at March 31, 2021, and December 31, 2020.

Figure 11. Commercial Loans by Industry

March 31, 2021	Commercial and industrial	Commercial real estate	Commercial lease financing	Total commercial loans	Percent of total
dollars in millions
Industry classification:
Agriculture	$958	$129	$97	$1,184	1.7%
Automotive	1,672	509	17	2,198	3.1
Business products	1,561	128	43	1,732	2.4
Business services	3,942	218	204	4,364	6.1
Chemicals	761	32	29	822	1.2
Commercial real estate	5,591	10,353	11	15,955	22.3
Construction materials and contractors	2,606	263	228	3,097	4.3
Consumer discretionary	3,744	489	258	4,491	6.3
Consumer services	5,883	906	490	7,279	10.2
Equipment	1,339	84	131	1,554	2.2
Finance	5,770	93	357	6,220	8.7
Healthcare	3,945	1,351	292	5,588	7.8
Metals and mining	1,076	51	25	1,152	1.6
Oil and gas	1,742	41	55	1,838	2.6
Public exposure	2,475	14	696	3,185	4.5
Technology	748	18	169	935	1.3
Transportation	1,431	130	603	2,164	3.0
Utilities	5,269	—	394	5,663	7.9
Other	1,973	15	5	1,993	2.8
Total	$52,486	$14,824	$4,104	$71,414	100.0%

December 31, 2020	Commercial and industrial	Commercial real estate	Commercial lease financing	Total commercial loans	Percent of total
dollars in millions
Industry classification:
Agriculture	$1,002	$148	$97	$1,247	1.7%
Automotive	1,863	510	19	2,392	3.3
Business products	1,523	117	45	1,685	2.3
Business services	4,098	221	202	4,521	6.3
Chemicals	700	30	34	764	1.1
Commercial real estate	5,966	10,187	11	16,164	22.5
Construction materials and contractors	2,571	271	233	3,075	4.3
Consumer discretionary	3,832	404	371	4,607	6.4
Consumer services	6,123	900	525	7,548	10.5
Equipment	1,447	84	120	1,651	2.3
Finance	6,190	92	396	6,678	9.3
Healthcare	4,348	1,396	306	6,050	8.4
Metals and mining	1,074	56	29	1,159	1.6
Oil and gas	1,928	43	62	2,033	2.8
Public exposure	2,332	25	709	3,066	4.3
Technology	741	20	191	952	1.2
Transportation	1,434	144	631	2,209	3.1
Utilities	5,239	1	397	5,637	7.8
Other	496	25	21	542	.8
Total	$52,907	$14,674	$4,399	$71,980	100.0%

Commercial and industrial. Commercial and industrial loans are the largest component of our loan portfolio, representing 52% of our total loan portfolio at March 31, 2021, and 52% at December 31, 2020. This portfolio is approximately 71% variable rate and consists of loans originated primarily to large corporate, middle market, and small business clients.

Commercial and industrial loans totaled $52.5 billion at March 31, 2021, a decrease of $0.4 billion, or 0.8%, compared to December 31, 2020. The decline was broad-based and spread across most industry categories, reflecting continued declines in commercial line utilization rates, mostly offset by over $2 billion of additional lending related to the PPP during the first quarter of 2021.

Commercial real estate loans. Our commercial real estate portfolio includes both mortgage and construction loans and is conducted through two primary sources: our 15-state banking franchise, and KeyBank Real Estate Capital, a national line of business within the Commercial Bank that cultivates relationships with owners of commercial real estate located both within and beyond the branch system. Nonowner-occupied properties, generally properties for which at least 50% of the debt service is provided by rental income from nonaffiliated third parties, represented 79% of total commercial real estate loans outstanding at March 31, 2021. Construction loans, which provide a stream of funding for properties not fully leased at origination to support debt service payments over the term of the contract or project, represented 14% of commercial real estate loans at period end.

At March 31, 2021, commercial real estate loans totaled $14.8 billion, which includes $12.7 billion of mortgage loans and $2.1 billion of construction loans. Compared to December 31, 2020, this portfolio increased $150 million, or 1.0%. The growth reflects an increase in construction loans as the impact of COVID-19 resulted in a decline in retail, office and hospitality lending. However, we continue to focus primarily on owners of completed and stabilized commercial real estate in accordance with our relationship strategy.

As shown in Figure 12, our commercial real estate loan portfolio includes various property types and geographic locations of the underlying collateral. These loans include commercial mortgage and construction loans in both
Consumer Bank and Commercial Bank.

Figure 12. Commercial Real Estate Loans

	Geographic Region							Total	Percent of Total	Construction	Commercial Mortgage
dollars in millions	West	Southwest	Central	Midwest	Southeast	Northeast	National
March 31, 2021
Nonowner-occupied:
Retail properties	$119	$15	$127	$120	$71	$434	$125	$1,011	6.8%	$55	$956
Multifamily properties	658	271	988	820	1,348	1,493	161	5,739	38.7	1,559	4,180
Health facilities	87	49	81	87	170	479	293	1,246	8.4	106	1,140
Office buildings	287	—	272	144	230	597	131	1,661	11.2	43	1,618
Warehouses	53	30	66	18	66	268	120	621	4.2	65	556
Manufacturing facilities	41	—	28	20	40	34	47	210	1.4	15	195
Hotels/Motels	75	—	19	—	12	110	91	307	2.1	19	288
Residential properties	—	—	—	3	—	47	—	50.4		—	50
Land and development	18	5	—	2	5	28	—	58.4		35	23
Other	125	21	6	99	67	241	305	864	5.8	65	799
Total nonowner-occupied	1,463	391	1,587	1,313	2,009	3,731	1,273	11,767	79.4	1,962	9,805
Owner-occupied	960	1	277	488	60	1,271	—	3,057	20.6	160	2,897
Total	$2,423	$392	$1,864	$1,801	$2,069	$5,002	$1,273	14,824	100.0%	$2,122	$12,702

Nonperforming loans	$1	—	—	$8	$4	$23	$29	$65	N/M	$—	$65
Accruing loans past due 90 days or more	1	—	—	1	3	21	—	26	N/M	—	26
Accruing loans past due 30 through 89 days	5	$—	$12	3	—	20	—	40	N/M	10	30

December 31, 2020
Nonowner-occupied:
Retail properties	$119	$15	$129	$122	$72	$448	$122	$1,027	6.8%	$54	$973
Multifamily properties	685	228	875	800	1,284	1,493	229	5,594	38.1	1,442	4,152
Health facilities	83	53	85	87	170	487	338	1,303	8.7	91	1,212
Office buildings	276	—	253	142	193	628	147	1,639	11.2	48	1,591
Warehouses	54	31	66	40	52	259	161	663	4.6	74	589
Manufacturing facilities	42	—	28	15	40	34	43	202	1.3	10	192
Hotels/Motels	76	—	19	—	12	107	91	305	2.1	18	287
Residential properties	—	—	—	3	—	53	—	56.4		—	56
Land and development	15	5	—	2	5	28	—	55.4		33	22
Other	108	22	6	93	69	245	279	822	6.4	65	757
Total nonowner-occupied	1,458	354	1,461	1,304	1,897	3,782	1,410	11,666	80.0	1,835	9,831
Owner-occupied	870	4	275	499	63	1,297	—	3,008	20.0	152	2,856
Total	$2,328	$358	$1,736	$1,803	$1,960	$5,079	$1,410	$14,674	100.0%	$1,987	$12,687

Nonperforming loans	$1	—	—	$7	$6	$44	$44	$103	N/M	$2	$85
Accruing loans past due 90 days or more	—	—	—	1	—	22	—	22	N/M	1	12
Accruing loans past due 30 through 89 days	3	—	—	2	3	7	—	14	N/M	2	14

West –	Alaska, California, Hawaii, Idaho, Montana, Oregon, Washington, and Wyoming
Southwest –	Arizona, Nevada, and New Mexico
Central –	Arkansas, Colorado, Oklahoma, Texas, and Utah
Midwest –	Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, and Wisconsin
Southeast –	Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, Washington D.C., and West Virginia
Northeast –	Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, and Vermont
National –	Accounts in three or more regions

Consumer loan portfolio

Consumer loans outstanding as of March 31, 2021 totaled $29.5 billion, an increase of $0.3 billion, or 1.1%, from December 31, 2020, driven by growth from the consumer mortgage business and Laurel Road, partly offset by the runoff of indirect auto loans.

The home equity portfolio is comprised of loans originated by our Consumer Bank within our 15-state footprint and is the largest segment of our consumer loan portfolio, representing 31% of consumer loans outstanding at March 31, 2021.

We held the first lien position for approximately 68% of the home equity portfolio at March 31, 2021, and 66% at December 31, 2020. For loans with real estate collateral, we track borrower performance monthly. Regardless of the lien position, credit metrics are refreshed quarterly, including recent FICO scores as well as updated loan-to-value ratios. This information is used in establishing the ALLL. Our methodology is described in Note 1 (“Basis of Presentation and Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” of this report.

Figure 13. Consumer Loans by State

in millions	Real estate — residential mortgage	Home equity loans	Consumer direct loans	Credit cards	Consumer indirect loans	Total
March 31, 2021
New York	$1,150	$2,545	$586	$323	$642	$5,246
Ohio	732	1,362	476	201	856	3,627
Washington	2,141	1,237	227	80	18	3,703
Pennsylvania	290	642	261	49	481	1,723
California	807	13	332	3	17	1,172
Texas	84	7	263	3	9	366
Colorado	899	317	145	28	5	1,394
Connecticut	881	345	91	23	124	1,464
Oregon	756	767	98	39	3	1,663
Florida	364	57	250	12	29	712
Other	2,196	1,866	2,133	148	2,099	8,442
Total	$10,300	$9,158	$4,862	$909	$4,283	$29,512

December 31, 2020
New York	$1,164	$2,553	$593	$353	$731	$5,394
Ohio	698	1,375	479	217	957	3,726
Washington	1,835	1,300	236	86	20	3,477
Pennsylvania	286	648	255	52	539	1,780
California	516	14	303	4	19	856
Texas	74	7	241	3	10	335
Colorado	828	345	140	30	6	1,349
Connecticut	914	352	87	25	141	1,519
Oregon	720	782	97	41	4	1,644
Massachusetts	239	48	103	5	460	855
Other	2,024	1,936	2,180	173	1,957	8,270
Total	$9,298	$9,360	$4,714	$989	$4,844	$29,205

Figure 14 summarizes our loan sales for the first three months of 2021 and all of 2020.

Figure 14. Loans Sold (Including Loans Held for Sale)

in millions	Commercial	Commercial Real Estate	Commercial Lease Financing	Residential Real Estate	Consumer Direct	Total
2021
First quarter	$124	$1,930	$156	$1,129	$—	$3,339
Total	$124	$1,930	$156	$1,129	$—	$3,339
2020
Fourth quarter	$197	$2,412	$135	$1,256	$—	$4,000
Third quarter	163	1,999	67	1,235	208	3,672
Second quarter	82	2,661	47	925	—	3,715
First quarter	55	2,022	81	546	—	2,704
Total	$497	$9,094	$330	$3,962	$208	$14,091

Figure 15 shows loans that are either administered or serviced by us, but not recorded on the balance sheet; this includes loans that were sold.

Figure 15. Loans Administered or Serviced

in millions	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Commercial real estate loans	$386,908	$371,016	$380,110	$357,509	$354,919
Residential mortgage	8,838	8,311	7,670	6,922	6,405
Education loans	489	516	540	567	594
Commercial lease financing	1,371	1,359	1,273	1,126	1,029
Commercial loans	695	684	652	623	614
Consumer direct	1,109	1,711	1,966	1,710	1,999
Total	$399,410	$383,597	$392,211	$368,457	$365,560

In the event of default by a borrower, we are subject to recourse with respect to approximately $6.0 billion of the $399.4 billion of loans administered or serviced at March 31, 2021. Additional information about this recourse arrangement is included in Note 17 (“Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with FNMA.”

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

Securities

Our securities portfolio totaled $40.8 billion at March 31, 2021, compared to $35.2 billion at December 31, 2020. Available-for-sale securities were $33.9 billion at March 31, 2021, compared to $27.6 billion at December 31, 2020. Held-to-maturity securities were $6.9 billion at March 31, 2021, and $7.6 billion at December 31, 2020.

As shown in Figure 16, all of our mortgage-backed securities, which include both securities available-for-sale and held-to-maturity securities, are issued by government-sponsored enterprises or GNMA, and are traded in liquid secondary markets. These securities are recorded on the balance sheet at fair value for the available-for-sale portfolio and at amortized cost for the held-to-maturity portfolio. For more information about these securities, see Note 1 (“Basis of Presentation and Accounting Policies”), Note 5 (“Fair Value Measurements”) under the heading “Qualitative Disclosures of Valuation Techniques,” and Note 6 (“Securities”).

Figure 16. Mortgage-Backed Securities by Issuer

in millions	March 31, 2021	December 31, 2020
FHLMC	$8,969	$8,782
FNMA	15,414	13,213
GNMA	11,442	12,109
Total (a)	$35,825	$34,104

(a) Includes securities held in the available-for-sale and held-to-maturity portfolios

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

Figure 17 shows the composition, yields, and remaining maturities of our securities available for sale. For more information about these securities, including gross unrealized gains and losses by type of security and securities pledged, see Note 6 (“Securities”).

Figure 17. Securities Available for Sale

dollars in millions	U.S. Treasury, Agencies, and Corporations	States and Political Subdivisions	Agency Residential Collateralized Mortgage Obligations (a)	Agency Residential Mortgage-backed Securities (a)	Agency Commercial Mortgage-backed Securities (a)	Other Securities	Total	Weighted-Average Yield (b)
March 31, 2021
Remaining maturity:
One year or less	$—	—	$878	$3	—	$22	$903	1.14%
After one through five years	4,901	—	10,550	2,664	$3,118	—	21,233	1.55
After five through ten years	—	—	2,804	1,357	4,236	—	8,397	1.79
After ten years	—	—	217	2	3,171	—	3,390	1.46
Fair value	$4,901	—	$14,449	$4,026	$10,525	$22	$33,923	—
Amortized cost	$4,914	—	$14,419	$4,018	$10,644	$8	$34,003	1.59%
Weighted-average yield (b)	.29%	—	1.68%	1.66%	2.05%	.05%	1.59%	—
Weighted-average maturity	3.0 years	— years	3.8 years	4.8 years	8.1 years	.7 years	5.1 years	—
December 31, 2020
Fair value	$1,000	—	$14,273	$2,164	$10,106	$13	$27,556	—
Amortized cost	1,000	—	14,001	2,094	9,707	8	26,810	2.09%

(a)Maturity is based upon expected average lives rather than contractual terms.
(b)Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a TE basis using the statutory federal income tax rate of 21%.

Held-to-maturity securities

Federal agency CMOs and mortgage-backed securities constitute essentially all of our held-to-maturity securities. The remaining balance is comprised of foreign bonds and asset-backed securities. Figure 18 shows the composition, yields, and remaining maturities of these securities.

Figure 18. Held-to-Maturity Securities

dollars in millions	Agency Residential Collateralized Mortgage Obligations (a)	Agency Residential Mortgage-backed Securities (a)	Agency Commercial Mortgage-backed Securities (a)	Asset-backed securities	Other Securities	Total	Weighted-Average Yield (b)
March 31, 2021
Remaining maturity:
One year or less	$78	—	—	$2	$4	$84	2.18%
After one through five years	2,495	$205	$1,877	14	12	4,603	2.40
After five through ten years	739	33	1,398	—	—	2,170	2.62
After ten years	—	—	—	—	—	—	—
Amortized cost	$3,312	$238	$3,275	$16	$16	$6,857	2.46%
Fair value	$3,419	$247	$3,461	$16	$16	$7,159	—
Weighted-average yield (b)	2.11%	2.50%	2.82%	1.76%	2.63%	2.46%	—
Weighted-average maturity	3.8 years	4.4 years	4.9 years	2.9 years	2.8 years	4.3 years	—
December 31, 2020
Amortized cost	$3,775	$271	$3,515	19	$15	$7,595	2.46%
Fair value	3,899	285	3,805	19	15	8,023	—
(a)Maturity is based upon expected average lives rather than contractual terms.
(b)Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a TE basis using the statutory federal income tax rate of 21%.

Deposits and other sources of funds

Figure 19. Breakdown of Deposits at March 31, 2021

Large corporate
20%
Public sector
6%
Middle mark…
12%
Business banking: 1…
Retail
48%

Deposits are our primary source of funding. At March 31, 2021, our deposits totaled $142.2 billion, an increase of $6.9 billion compared to December 31, 2020. The increase was driven by existing relationships and targeted strategic growth of commercial clients, as well as growth from consumer stimulus payments and lower consumer spending.

Wholesale funds, consisting of short-term borrowings and long-term debt, totaled $13.5 billion at March 31, 2021, compared to $14.7 billion at December 31, 2020. Strong deposit growth and elevated levels of liquidity resulted in less reliance on wholesale funds to support the growth in the balance sheet.

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

COMMON SHAREHOLDER PAYOUT (IN MILLIONS) (a)

$181
$152
$181
$1
$180
$181
$180
$166
1Q20
2Q20
3Q20
4Q20
1Q21
COMMON SHARES REPURCHASED
CASH DIVIDENDS DECLARED ON COMMON SHARES

(a)Common Share repurchases which were suspended during the first quarter of 2020 in response to the COVID-19 pandemic have resumed in the first quarter of 2021.
(b)The dividend payout ratio for the first and second quarters of 2020 was impacted by lower EPS which was impacted by the economic fallout from the COVID-19 pandemic.

Dividends

Consistent with our 2020 capital plan, we paid a quarterly dividend of $.185 per Common Share for the first quarter of 2021. Further information regarding the capital planning process and CCAR is included under the heading “Capital planning and stress testing” in the “Supervision and Regulation” section beginning on page 15 of our 2020 Form 10-K.

Common shares outstanding

Our Common Shares are traded on the NYSE under the symbol KEY with 31,754 holders of record at March 31, 2021. Our book value per Common Share was $16.22 based on 972.6 million shares outstanding at March 31, 2021, compared to $16.53 per Common Share based on 975.8 million shares outstanding at December 31, 2020. At March 31, 2021, our tangible book value per Common Share was $13.30, compared to $13.61 per Common Share at December 31, 2020.

Figure 20 shows activities that caused the change in outstanding Common Shares over the past five quarters.

Figure 20. Changes in Common Shares Outstanding

	2021	2020
in thousands	First	Fourth	Third	Second	First
Shares outstanding at beginning of period	975,773	976,205	975,947	975,319	977,189
Open market repurchases and return of shares under employee compensation plans	(9,277)	(1,092)	(1)	(19)	(7,862)
Shares issued under employee compensation plans (net of cancellations)	6,091	660	259	647	5,992
Shares outstanding at end of period	972,587	975,773	976,205	975,947	975,319

As shown above, Common Shares outstanding decreased by 3.2 million shares during the first quarter of 2021.

At March 31, 2021, we had 284.1 million treasury shares, compared to 280.9 million treasury shares at December 31, 2020. Going forward we expect to reissue treasury shares as needed in connection with stock-based compensation awards and for other corporate purposes.

Information on repurchases of Common Shares by KeyCorp is included in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this report.

Capital adequacy

Capital adequacy is an important indicator of financial stability and performance. All of our capital ratios remained in excess of regulatory requirements at March 31, 2021. Our capital and liquidity levels are intended to position us to weather an adverse operating environment while continuing to serve our clients’ needs, as well as to meet the Regulatory Capital Rules described in Item 1. Business of our 2020 Form 10-K under the heading “Supervision and Regulation.” Our shareholders’ equity to assets ratio was 10.01% at March 31, 2021, compared to 10.56% at December 31, 2020. Our tangible common equity to tangible assets ratio was 7.46% at March 31, 2021, compared to 7.93% at December 31, 2020. See the section entitled “GAAP to Non-GAAP Reconciliations,” which presents the computations of certain financial measures related to “tangible common equity.” The minimum capital and leverage ratios under the Regulatory Capital Rules together with the ratios of KeyCorp at March 31, 2021, are set forth in the “Supervision and regulation — Regulatory capital requirements” section in Item 2 of this report.

Figure 21 represents the details of our regulatory capital positions at March 31, 2021, and December 31, 2020, under the Regulatory Capital Rules. Information regarding the regulatory capital ratios of KeyCorp’s banking subsidiaries is presented annually, with the most recent information included in Note 24 (“Shareholders' Equity”) beginning on page 177 of our 2020 Form 10-K.

Figure 21. Capital Components and Risk-Weighted Assets

	dollars in millions	March 31, 2021	December 31, 2020
COMMON EQUITY TIER 1
Key shareholders’ equity (GAAP)		$17,634	$17,981
Less:	Preferred Stock (a)	1,856	1,856
Add:	CECL phase-in (b)	322	375
	Common Equity Tier 1 capital before adjustments and deductions	16,100	16,500
Less:	Goodwill, net of deferred taxes	2,564	2,560
	Intangible assets, net of deferred taxes	138	151
	Deferred tax assets	11	1
	Net unrealized gains (losses) on available-for-sale securities, net of deferred taxes	158	583
	Accumulated gains (losses) on cash flow hedges, net of deferred taxes	248	460
	Amounts in AOCI attributed to pension and postretirement benefit costs, net of deferred taxes	(303)	(306)
	Total Common Equity Tier 1 capital	$13,284	$13,051
TIER 1 CAPITAL
Common Equity Tier 1		$13,284	$13,051
Additional Tier 1 capital instruments and related surplus		1,856	1,856
Less:	Deductions	—	—
	Total Tier 1 capital	15,140	14,907
TIER 2 CAPITAL
Tier 2 capital instruments and related surplus		1,658	1,657
Allowance for losses on loans and liability for losses on lending-related commitments (c)		1,254	1,412
Less:	Deductions	—	—
	Total Tier 2 capital	2,912	3,069
	Total risk-based capital	$18,052	$17,976
RISK-WEIGHTED ASSETS
Risk-weighted assets on balance sheet		$102,878	$103,604
Risk-weighted off-balance sheet exposure		29,392	29,240
Market risk-equivalent assets		2,046	1,354
Gross risk-weighted assets		134,316	134,198
Less:	Excess allowance for loan and lease losses	—	—
	Net risk-weighted assets	$134,316	$134,198
AVERAGE QUARTERLY TOTAL ASSETS		$170,220	$166,771
CAPITAL RATIOS
Tier 1 risk-based capital		11.27%	11.11%
Total risk-based capital		13.44%	13.40%
Leverage (d)		8.89%	8.94%
Common Equity Tier 1		9.89%	9.73%
(a)Net of capital surplus.
(b)Amount reflects our decision to adopt the CECL transitional provision.
(c)The ALLL included in Tier 2 capital is limited by regulation to 1.25% of the institution’s standardized total risk-weighted assets (excluding its standardized market risk-weighted assets). The ALLL includes $33 million and $36 million of allowance classified as “discontinued assets” on the balance sheet at March 31, 2021, and December 31, 2020, respectively.
(d)This ratio is Tier 1 capital divided by average quarterly total assets as defined by the Federal Reserve less: (i) goodwill, (ii) the disallowed intangible and deferred tax assets, and (iii) other deductions from assets for leverage capital purposes.

Risk Management

Overview

Like all financial services companies, we engage in business activities and assume the related risks. The most significant risks we face are credit, compliance, operational, liquidity, market, reputation, strategic, and model risks. Our risk management activities are focused on ensuring that we properly identify, measure, and manage such risks across the entire enterprise to maintain safety and soundness, and to maximize profitability. There have been no significant changes in our Risk Management practices as described under the heading “Risk Management” beginning on page 72 of our 2020 Form 10-K.

Market risk management

Market risk is the risk that movements in market risk factors, including interest rates, foreign exchange rates, equity prices, commodity prices, credit spreads, and volatilities will reduce Key’s income and the value of its portfolios. These factors influence prospective yields, values, or prices associated with the instrument. We are exposed to market risk both in our trading and nontrading activities, which include asset and liability management activities. Information regarding our fair value policies, procedures, and methodologies is provided in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Fair Value Measurements” on page 112 of our 2020 Form 10-K and Note 5 (“Fair Value Measurements”) in this report.

Trading market risk

Key incurs market risk as a result of trading activities that are used in support of client facilitation and hedging activities, principally within our investment banking and capital markets businesses. Key has exposures to a wide range of risk factors including interest rates, equity prices, foreign exchange rates, credit spreads, and commodity prices, as well as the associated implied volatilities and spreads.  Our primary market risk exposures are a result of trading and hedging activities in the derivative and fixed income markets, including securitization positions exposures. At March 31, 2021, we did not have any re-securitization positions.  We maintain modest trading inventories to facilitate customer flow, make markets in securities, and hedge certain risks including but not limited to credit risk and interest rate risk. The risks associated with these activities are mitigated in accordance with the Market Risk hedging policy.  The majority of our positions are traded in active markets.

Market risk management is an integral part of Key’s risk culture. The Risk Committee of our Board provides oversight of trading market risks. The ERM Committee and the Market Risk Committee regularly review and discuss market risk reports prepared by our MRM that contain our market risk exposures and results of monitoring activities. Market risk policies and procedures have been defined and approved by the Market Risk Committee, a Tier 2 Risk Governance Committee, and take into account our tolerance for risk and consideration for the business environment. For more information regarding monitoring of trading positions and the activities related to the Market Risk Rule compliance, see ”Market Risk Management” beginning on page 73 of our 2020 Form 10-K.

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

We use a historical simulation VaR model to measure the potential adverse effect of changes in interest rates, foreign exchange rates, equity prices, and credit spreads on the fair value of our covered positions and other non-covered positions. We analyze market risk by portfolios and do not separately measure and monitor our portfolios by risk type. Historical scenarios are customized for specific positions, and numerous risk factors are incorporated in the calculation. Additional consideration is given to the risk factors to estimate the exposures that contain optionality features, such as options and cancelable provisions. VaR is calculated using daily observations over a one-year time horizon and approximates a 95% confidence level.  Statistically, this means that we would expect to incur losses greater than VaR, on average, five out of 100 trading days, or three to four times each quarter.  We also calculate VaR and stressed VaR at a 99% confidence level. For more information regarding our VaR model, its governance and assumptions, see ”Market Risk Management” on page 73 of our 2020 Form 10-K.

Actual losses for the total covered portfolios did not exceed aggregate daily VaR at any day during the quarter ended March 31, 2021. Actual losses for the total covered portfolios exceeded aggregate daily VaR at a 99% confidence level and one day holding period twice during the quarter ended March 31, 2020, due to market volatility related to COVID-19. The MRM backtests our VaR model on a daily basis to evaluate its predictive power. The test compares VaR model results at the 99% confidence level to daily held profit and loss. Results of backtesting are provided to the Market Risk Committee. Backtesting exceptions occur when trading losses exceed VaR. We do not engage in correlation trading or utilize the internal model approach for measuring default and credit migration risk. Our net VaR approach incorporates diversification, but our VaR calculation does not include the impact of counterparty risk and our own credit spreads on derivatives.

The aggregate VaR at the 99% confidence level with a one day holding period for all covered positions was $2.5 million at March 31, 2021, and $3.0 million at March 31, 2020. Figure 22 summarizes our VaR at the 99% confidence level with a one day holding period for significant portfolios of covered positions for the three months ended March 31, 2021, and March 31, 2020.

Figure 22. VaR for Significant Portfolios of Covered Positions

	2021				2020
	Three months ended March 31,				Three months ended March 31,
in millions	High	Low	Mean	March 31,	High	Low	Mean	March 31,
Trading account assets:
Fixed income	$6.4	$2.0	$4.0	$2.1	$3.3	$.5	$1.2	$2.6
Derivatives:
Interest rate	$.6	.2	$.4	$.2	$.3	.1	$.1	$.3

Stressed VaR is calculated by running the portfolios through a predetermined stress period which is approved by the Market Risk Committee and is calculated at the 99% confidence level using the same model and assumptions used for general VaR. The aggregate stressed VaR for all covered positions was $6.2 million at March 31, 2021, and $4.1 million at March 31, 2020. Figure 23 summarizes our stressed VaR at the 99% confidence level with a one day holding period for significant portfolios of covered positions for the three months ended March 31, 2021, and March 31, 2020.

Figure 23. Stressed VaR for Significant Portfolios of Covered Positions

	2021				2020
	Three months ended March 31,				Three months ended March 31,
in millions	High	Low	Mean	March 31,	High	Low	Mean	March 31,
Trading account assets:
Fixed income	$6.6	$2.0	$4.5	$5.5	$5.1	$2.2	$3.8	$3.7
Derivatives:
Interest rate	$.6	$.2	$.4	$.4	$1.0	$.1	$.3	$.2

Internal capital adequacy assessment. Market risk is a component of our internal capital adequacy assessment. Our risk-weighted assets include a market risk-equivalent asset amount, which consists of a VaR component, stressed VaR component, a de minimis exposure amount, and a specific risk add-on including the securitization positions. The aggregate market value of the securitization positions as defined by the Market Risk Rule was $33 million at March 31, 2021, all of which were mortgage-backed security positions. Specific risk is the price risk of individual financial instruments, which is not accounted for by changes in broad market risk factors and is measured through a standardized approach. Market risk weighted assets, including the specific risk calculations, are run quarterly by the MRM in accordance with the Market Risk Rule, and approved by the Chief Market Risk Officer.

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

LIBOR Transition

As disclosed in Item 1A. Risk Factors of our 2020 Form 10-K, LIBOR in its current form will generally not be available after 2021 for new contracts and will cease publishing all tenors entirely after June 30, 2023. For most products, the most likely replacement rate is expected to be SOFR, which has been recommended by the ARRC, although uncertainty remains as to whether new benchmarks may evolve and a different credit sensitive benchmark could instead become the market-accepted benchmark. The Federal Reserve and the OCC have encouraged financial institutions not to wait for the end of 2021 to make the transition away from LIBOR. We have established an enterprise wide program to identify and address all LIBOR transition issues. We are collaborating closely with regulators and industry groups on the transition and closely monitoring developments in industry practices related to LIBOR alternatives. The goals of our LIBOR transition program are to:

•Identify and analyze LIBOR-based exposure and develop and execute transition strategies;
•Review and update near-term strategies and actions for our current LIBOR-based business currently being written;
•Assess financial impact and risk while planning and executing mitigation actions;
•Understand and strategically address the current market approach to LIBOR and SOFR;
•Determine and execute system and process work to be operationally ready for SOFR or additional credit sensitive benchmarks; and
•Originate new loans using SOFR.

As part of the LIBOR transition program, we completed an initial risk assessment to help us identify the impact and risks associated with various products, systems, processes, and models. This risk assessment has assisted us in making necessary updates to our infrastructure and operational systems and processes to implement a replacement rate, and we are progressing on schedule to be operationally ready for SOFR. We have compiled an inventory of existing legal contracts that are impacted by the LIBOR transition. We are assessing the LIBOR fallback language in those contracts and are devising a strategy to address the LIBOR transition for those contracts. We have also focused on refining LIBOR fallback language in new legal contracts including requiring the use of robust fallback language. Our progress is well-paced, especially as many of the legacy contracts will be provided additional time to remediate due to announcements by the ICE Benchmark Administration, the FCA-regulated and authorized administrator of LIBOR, that certain LIBOR tenors may continue until June 2023 for legacy contract purposes. In addition, we are on schedule with executing a strategy to address the LIBOR transition for contracts that must transition by the end of 2021. We expect to leverage recommendations made by the ARRC and ISDA that are tailored to our specific client segments.

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

Figure 24 presents the results of the simulation analysis at March 31, 2021, and March 31, 2020. At March 31, 2021, our simulated impact to changes in interest rates was modest. The exposure to declining rates has decreased from an elevated level at March 31, 2020 that was a result of a short term widening of the spread between the Fed Funds Target Rate and LIBOR. As LIBOR declined and the relationship between the two short term market rates normalized, the exposure to declining rates decreased. Exposure to declining rates remains nominal given the low level of market rates in comparison to the floor utilized in the scenario. Tolerance levels for risk management require the development of remediation plans to maintain residual risk within tolerance if simulation modeling demonstrates that a gradual, parallel 200 basis point increase or 200 basis point decrease in interest rates over the next 12 months would adversely affect net interest income over the same period by more than 5.5%. Current modeled exposure is within Board approved tolerances.

Figure 24. Simulated Change in Net Interest Income

	March 31, 2021		March 31, 2020
Basis point change assumption (short-term rates)	-200	+200	-200	200
Assumed floor in market rates (in basis points)	—	N/A	—	N/A
Tolerance level	-5.50%	-5.50%	-5.50%	-5.50%
Interest rate risk assessment	-2.89%	4.75%	-4.97%	5.95%

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

The results of additional assessments indicate that net interest income could increase or decrease from the base simulation results presented in Figure 24. Net interest income is highly dependent on the timing, magnitude, frequency, and path of interest rate changes and the associated assumptions for deposit repricing relationships, lending spreads, and the balance behavior of transaction accounts. If fixed rate assets increase by $1 billion, or fixed rate liabilities decrease by $1 billion, then the benefit to rising rates would decrease by approximately 25 basis points. If the interest-bearing liquid deposit beta assumption increases or decreases by 5% (e.g., 40% to 45%), then the benefit to rising rates would decrease or increase by approximately 120 basis points.

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

Economic value of equity modeling. EVE complements net interest income simulation analysis as it estimates risk exposure beyond 12-, 24-, and 36-month horizons. EVE modeling measures the extent to which the economic values of assets, liabilities, and off-balance sheet instruments may change in response to fluctuations in interest rates. EVE is calculated by subjecting the balance sheet to an immediate increase or decrease in interest rates, measuring the resulting change in the values of assets, liabilities, and off-balance sheet instruments, and comparing those amounts with the base case of the current interest rate environment. The interest rate shock scenarios are equal to the current Fed Target Rate capped at 200 basis points. In the current low rate environment, the declining shock scenario is reduced with a 100 basis point minimum. This analysis is highly dependent upon assumptions applied to assets and liabilities with non-contractual maturities. Those assumptions are based on historical behaviors, as well as our expectations. We develop remediation plans that would maintain residual risk within tolerance if this analysis indicates that our EVE will decrease by more than 15% in response to an immediate increase or decrease in interest rates. We are operating within these guidelines as of March 31, 2021.

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

Figure 25 shows all swap positions that we hold for A/LM purposes. These positions are used to convert the contractual interest rate index of agreed-upon amounts of assets and liabilities (i.e., notional amounts) to another interest rate index. For example, fixed-rate debt is converted to a floating rate through a “receive fixed/pay variable” interest rate swap. The volume, maturity, and mix of portfolio swaps change frequently as we adjust our broader A/LM objectives and the balance sheet positions to be hedged. For more information about how we use interest rate swaps to manage our risk profile, see Note 7 (“Derivatives and Hedging Activities”).

Figure 25. Portfolio Swaps by Interest Rate Risk Management Strategy

	March 31, 2021
				Weighted-Average			December 31, 2020
dollars in millions	Notional Amount	Fair Value		Maturity (Years)	Receive Rate	Pay Rate	Notional Amount	Fair Value
Receive fixed/pay variable — conventional A/LM (a)	$25,785	$344		2.7	1.4%	.1%	$21,035	$632
Receive fixed/pay variable — conventional debt	6,902	210		4.0	1.9	.1	7,787	415
Receive fixed/pay variable — forward A/LM	—	—		—	—	—	—	—
Pay fixed/receive variable — conventional debt	50	(7)		7.3	.2	3.6	50	(11)
Pay fixed/receive variable — forward securities	3,880	287		10.9	.6	1.0	2,080	21
Total portfolio swaps	$36,617	$834	(c)	3.8	1.5%	.2%	$30,952	$1,057	(c)

Floors — conventional A/LM — purchased (b)	$5,000	$11		.6	—	—	$5,000	17
Floors — conventional A/LM — sold (b)	—	—		—	—	—	—	—
Total floors	$5,000	$11		1.0	—	—	$5,000	17

(a)Portfolio swaps designated as A/LM are used to manage interest rate risk tied to both assets and liabilities
(b)Conventional A/LM and forward A/LM floors do not have a stated receive rate or pay rate and are given a strike price on the option.
(c)Excludes accrued interest of $127 million and $145 million at March 31, 2021, and December 31, 2020, respectively.

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

Factors affecting liquidity

Our liquidity could be adversely affected by both direct and indirect events. An example of a direct event would be a downgrade in our public credit ratings by a rating agency. Examples of indirect events (events unrelated to us) that could impair our access to liquidity would be an act of terrorism or war, natural disasters, global pandemics (including COVID-19), political events, or the default or bankruptcy of a major corporation, mutual fund, or hedge fund. Similarly, market speculation, or rumors about us or the banking industry in general, may adversely affect the cost and availability of normal funding sources. See Part I, Item 1A. Risk Factors section “IV. Liquidity Risk” in our 2020 Form 10-K for a discussion of how the COVID-19 global pandemic has impacted our liquidity and may continue to impact it in the future.

Our credit ratings at March 31, 2021, are shown in Figure 26. We believe these credit ratings, under normal conditions in the capital markets, would enable KeyCorp or KeyBank to issue fixed income securities to investors.

Figure 26. Credit Ratings

March 31, 2021	Short-Term Borrowings	Long-Term Deposits (a)	Senior Long-Term Debt	Subordinated Long-Term Debt	Capital Securities	Preferred Stock
KEYCORP (THE PARENT COMPANY)
Standard & Poor’s	A-2	N/A	BBB+	BBB	BB+	BB+
Moody’s	P-2	N/A	Baa1	Baa1	Baa2	Baa3
Fitch Ratings, Inc.	F1	N/A	A-	BBB+	BB+	BB+
DBRS, Inc.	R-1 (low)	N/A	A	A (low)	A (low)	BBB

KEYBANK
Standard & Poor’s	A-2	N/A	A-	BBB+	N/A	N/A
Moody’s	P-2	P-1/Aa3	A3	Baa1	N/A	N/A
Fitch Ratings, Inc.	F1	A	A-	BBB+	N/A	N/A
DBRS, Inc.	R-1 (middle)	A (high)	A (high)	A	N/A	N/A
(a)P-1 rating assigned by Moody’s is specific to KeyBank’s short-term bank deposit ratings.

Sources of liquidity

Our primary sources of funding for KeyBank include customer deposits, wholesale funding, and liquid assets. As of March 31, 2021, our consolidated loan-to-deposit ratio was 73%. In addition, we also have access to various sources of wholesale funding, maintain a portfolio of liquid assets, and have borrowing capacity at the FHLB and Federal Reserve Bank of Cleveland. Our liquid asset portfolio at March 31, 2021, totaled $41.0 billion, consisting of $25.9 billion of unpledged securities, $49.2 million of securities available for secured funding at the FHLB, and $15.1 billion of net balances of federal funds sold and balances in our Federal Reserve account. Additionally, as of March 31, 2021, our unused borrowing capacity secured by loan collateral was $22.7 billion at the Federal Reserve Bank of Cleveland and $9.2 billion at the FHLB. During the first quarter of 2021, our secured term borrowings decreased $1.4 million as advances were paid down. If the cash flows needed to support operating and investing activities are not satisfied by deposit balances, we rely on wholesale funding or on-balance sheet liquid reserves. Conversely, excess cash generated by operating, investing, and deposit-gathering activities may be used to repay outstanding debt or invest in liquid assets.

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

At March 31, 2021, KeyCorp held $2.7 billion in cash, which we projected to be sufficient to meet our projected obligations, including the repayment of our maturing debt obligations for the periods prescribed by our risk tolerance.

Typically, KeyCorp meets its liquidity requirements through regular dividends from KeyBank, supplemented with term debt. During the first quarter of 2021, KeyBank paid $375 million in cash dividends to KeyCorp. As of March 31, 2021, KeyBank had regulatory capacity to pay $975 million in dividends to KeyCorp without prior regulatory approval.

Our liquidity position and recent activity

Over the past quarter, our liquid asset portfolio, which includes overnight and short-term investments, as well as unencumbered, high quality liquid securities held as protection against a range of potential liquidity stress scenarios, has increased as a result of an increase in unpledged securities, which was partially offset by a decrease in cash held at the Federal Reserve. The liquid asset portfolio continues to exceed the amount that we estimate would be necessary to manage through an adverse liquidity event by providing sufficient time to develop and execute a longer-term solution.

From time to time, KeyCorp or KeyBank may seek to retire, repurchase, or exchange outstanding debt, capital securities, preferred shares, or Common Shares through cash purchase, privately negotiated transactions or other means. Additional information on repurchases of Common Shares by KeyCorp is included in Part II, Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities beginning on page 39 of our 2020 Form 10-K. Such transactions depend on prevailing market conditions, our liquidity and capital requirements, contractual restrictions, regulatory requirements, and other factors. The amounts involved may be material, individually or collectively.

The Consolidated Statements of Cash Flows summarize our sources and uses of cash by type of activity for the three-month periods ended March 31, 2021, and March 31, 2020.

For more information regarding liquidity governance structure, factors affecting liquidity, management of liquidity risk at KeyBank and KeyCorp, long-term liquidity strategies, and other liquidity programs, see ”Liquidity Risk Management” beginning on page 79 of our 2020 Form 10-K.

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

Allowance for loan and lease losses

We estimate the appropriate level of the ALLL on at least a quarterly basis. The methodology used is described in Note 1 (“Basis of Presentation and Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” beginning on page 110 of our 2020 Form 10-K. Briefly, the ALLL estimate uses various models and estimation techniques based on our historical loss experience, current borrower characteristics, current conditions, reasonable and supportable forecasts and other relevant factors. As described in Note 1 (“Summary of Significant Accounting Policies”) of our 2020 Form 10-K, on January 1, 2020, we adopted ASC 326, Financial Instruments — Credit Losses, and as such, an expected credit loss methodology, specifically current expected credit losses for the remaining life of our loans and leases, is used to estimate the appropriate level of the ALLL. The ALLL at March 31, 2021, represents our best estimate of the lifetime expected credit losses inherent in the loan portfolio at that date.

As shown in Figure 27, our ALLL from continuing operations decreased by $188 million, or 11.6%, from December 31, 2020. The commercial ALLL decreased by $162 million, or 14.7%, from December 31, 2020, through March 31, 2021, driven by updated economic forecasts that reflect improved economic outlooks, as well as favorable commercial portfolio asset quality migration. Our consumer ALLL decreased by $26 million, or 4.9%, from December 31, 2020, through March 31, 2021, driven by updated economic forecasts that reflect improved economic outlooks.

Figure 27. Allocation of the Allowance for Loan and Lease Losses

	March 31, 2021			December 31, 2020
dollars in millions	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans
Commercial and industrial	$596	41.4%	52.0%	$678	41.7%	52.3%
Commercial real estate:
Commercial mortgage	256	17.8	12.6	327	20.1	12.5
Construction	45	3.1	2.1	47	2.9	2.0
Total commercial real estate loans	301	20.9	14.7	374	23.0	14.5
Commercial lease financing	40	2.8	4.0	47	2.9	4.3
Total commercial loans	937	65.1	70.7	1,099	67.6	71.1
Real estate — residential mortgage	100	7.0	10.2	102	6.3	9.2
Home equity loans	157	10.9	9.1	171	10.5	9.2
Consumer direct loans	126	8.8	4.8	128	5.3	4.7
Credit cards	80	5.6	1.0	87	7.9	1.0
Consumer indirect loans	38	2.6	4.2	39	2.4	4.8
Total consumer loans	501	34.9	29.3	527	32.4	28.9
Total ALLL — continuing operations (a)	$1,438	100.0%	100.0%	$1,626	100.0%	100.0%

(a)Excludes allocations of the ALLL related to the discontinued operations of the education lending business in the amount of $33 million at March 31, 2021, and $36 million at December 31, 2020.

Net loan charge-offs

Figure 28 shows the trend in our net loan charge-offs by loan type, while the composition of loan charge-offs and recoveries by type of loan is presented in Figure 29.

Net loan charge-offs for the three months ended March 31, 2021, increased $30 million compared to the year-ago quarter. For the remainder of 2021, we expect net loan charge-offs to average loans to be between 35 to 45 basis points which is in line with or below our long-term financial targets.

Figure 28. Net Loan Charge-offs from Continuing Operations (a)

	2021	2020
dollars in millions	First	Fourth	Third	Second	First
Commercial and industrial	$65	$104	$92	$66	$55
Real estate — Commercial mortgage	34	1	11	2	2
Real estate — Construction	—	—	—	—	—
Commercial lease financing	3	19	10	3	2
Total commercial loans	102	124	113	71	59
Real estate — Residential mortgage	(1)	—	(1)	2	—
Home equity loans	1	—	1	1	2
Consumer direct loans	6	6	6	8	10
Credit cards	4	5	7	10	9
Consumer indirect loans	2	—	2	4	4
Total consumer loans	12	11	15	25	25
Total net loan charge-offs	$114	$135	$128	$96	$84
Net loan charge-offs to average loans	.46%	.53%	.49%	.36%	.35%
Net loan charge-offs from discontinued operations — education lending business	—	$1	—	—	$1
(a)Credit amounts indicate that recoveries exceeded charge-offs.

Figure 29. Summary of Loan and Lease Loss Experience from Continuing Operations

	Three months ended March 31,
dollars in millions	2021	2020
Average loans outstanding	$100,728	$96,174
Allowance for loan and lease losses at the end of the prior period	$1,626	$900
Cumulative effect from change in accounting principle (a)	—	204
Allowance for loan and lease losses at beginning of period	1,626	1,104
Loans charged off:
Commercial and industrial	73	60
Real estate — commercial mortgage	35	3
Real estate — construction	—	—
Commercial lease financing	4	2
Total commercial loans	112	65
Real estate — residential mortgage	—	—
Home equity loans	2	4
Consumer direct loans	8	12
Credit cards	6	11
Consumer indirect loans	7	9
Total consumer loans	23	36
Total loans charged off	135	101
Recoveries:
Commercial and industrial	8	5
Real estate — commercial mortgage	1	1
Real estate — construction	—	—
Commercial lease financing	1	—
Total commercial loans	10	6
Real estate — residential mortgage	1	—
Home equity loans	1	2
Consumer direct loans	2	2
Credit cards	2	2
Consumer indirect loans	5	5
Total consumer loans	11	11
Total recoveries	21	17
Net loan charge-offs	(114)	(84)
Provision (credit) for loan and lease losses	(74)	339
Allowance for loan and lease losses at end of period	$1,438	$1,359
Liability for credit losses on lending-related commitments at the end of the prior period	$197	$68
Liability for credit losses on contingent guarantees at the end of the prior period	—	7
Cumulative effect from change in accounting principle (a), (b)	—	66
Liability for credit losses on off-balance sheet exposures at beginning of period	197	141
Provision (credit) for losses on off-balance sheet exposures	(19)	20
Liability for credit losses on off-balance sheet exposures at end of period (c)	$178	$161
Total allowance for credit losses at end of period	$1,616	$1,520
Net loan charge-offs to average total loans	.46%	.35%
Allowance for loan and lease losses to period-end loans	1.42	1.32
Allowance for credit losses to period-end loans	1.60	1.47
Allowance for loan and lease losses to nonperforming loans	197.5	215.0
Allowance for credit losses to nonperforming loans	222.0	240.5

Discontinued operations — education lending business:
Loans charged off	$1	$2
Recoveries	1	1
Net loan charge-offs	$—	$(1)

(a)The cumulative effect from change in accounting principle relates to the January 1, 2020, adoption of ASU 2016-13.
(b)For the period ended March 31, 2020, excludes $4 million related to the provision for other financial assets.
(c)Included in "Accrued expense and other liabilities" on the balance sheet.

Nonperforming assets

Figure 30 shows the composition of our nonperforming assets. As shown in Figure 30, nonperforming assets at March 31, 2021, decreased $147 million from December 31, 2020. This decrease was primarily driven by the completion of the sale of a large commercial OREO asset at a small gain during the first quarter of 2021.

Under the CARES Act as well as banking regulator interagency guidance, certain loan modifications to borrowers experiencing financial distress as a result of the economic impacts created by the COVID-19 pandemic may not be reported as past due. Refer to Note 4 (“Asset Quality”) under the heading “Nonperforming and Past Due Loans.”

See Note 1 (“Basis of Presentation and Accounting Policies”) under the headings “Nonperforming Loans,” “Impaired Loans,” and “Allowance for Loan and Lease Losses” and Note 1 (“Summary of Significant Accounting Policies”) of our 2020 Form 10-K for a summary of our nonaccrual and charge-off policies.

Figure 30. Summary of Nonperforming Assets and Past Due Loans from Continuing Operations

dollars in millions	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Commercial and industrial	$387	$385	$459	$404	$277
Real estate — commercial mortgage	66	104	104	91	87
Real estate — construction	—	—	1	1	2
Total commercial real estate loans (a)	66	104	105	92	89
Commercial lease financing	8	8	6	9	5
Total commercial loans (b)	461	497	570	505	371
Real estate — residential mortgage	95	110	96	89	89
Home equity loans	148	154	146	141	143
Consumer direct loans	5	5	3	3	4
Credit cards	3	2	2	2	3
Consumer indirect loans	16	17	17	20	22
Total consumer loans	267	288	264	255	261
Total nonperforming loans	728	785	834	760	632
OREO	12	100	105	112	119
Nonperforming loans held for sale	47	49	61	75	89
Other nonperforming assets	3	3	3	4	4
Total nonperforming assets	$790	$937	$1,003	$951	$844
Accruing loans past due 90 days or more	$92	$86	$73	$87	$128
Accruing loans past due 30 through 89 days	191	241	336	419	393
Restructured loans — accruing and nonaccruing (c)	376	363	306	310	340
Restructured loans included in nonperforming loans (c)	192	229	168	166	172
Nonperforming assets from discontinued operations — education lending business	5	5	6	7	7
Nonperforming loans to period-end portfolio loans	.72%	.78%	.81%	.72%	.61%
Nonperforming assets to period-end portfolio loans plus OREO and other nonperforming assets	.78	.92	.97	.89	.82
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

Figure 31 shows the types of activity that caused the change in our nonperforming loan balance during each of the last five quarters.

Figure 31. Summary of Changes in Nonperforming Loans from Continuing Operations

	2021	2020
in millions	First	Fourth	Third	Second	First
Balance at beginning of period	$785	$834	$760	$632	$577
Loans placed on nonaccrual status	196	300	387	293	219
Charge-offs	(135)	(160)	(150)	(111)	(100)
Loans sold	(13)	(9)	(6)	(5)	(4)
Payments	(37)	(83)	(83)	(29)	(31)
Transfers to OREO	(3)	(3)	—	—	(3)
Transfers to nonperforming loans held for sale	—	—	—	—	—
Transfers to other nonperforming assets	—	—	—	—	—
Loans returned to accrual status	(65)	(94)	(74)	(20)	(26)
Balance at end of period	$728	$785	$834	$760	$632

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

As described in more detail starting on page 72 of our 2020 Form 10-K under the heading “Risk Management — Overview,” the Board serves in an oversight capacity ensuring that Key’s risks are managed in a manner that is effective and balanced and adds value for the shareholders. The Board’s Risk Committee has primary oversight for enterprise-wide risk at KeyCorp, including operational risk (which includes cybersecurity). The Risk Committee reviews and provides oversight of management’s activities related to the enterprise-wide risk management framework, including cyber-related risk. The ERM Committee, chaired by the Chief Executive Officer and comprising other senior level executives, is responsible for managing risk (including cyber-related risk) and ensuring that the corporate risk profile is managed in a manner consistent with our risk appetite. The ERM Committee reports to the Board’s Risk Committee.

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

		Three months ended
dollars in millions		3/31/2021	12/31/2020	9/30/2020	6/30/2020	3/31/2020
Tangible common equity to tangible assets at period-end
Key shareholders’ equity (GAAP)		$17,634	$17,981	$17,722	$17,542	$17,411
Less:	Intangible assets (a)	2,842	2,848	2,862	2,877	2,894
	Preferred Stock (b)	1,856	1,856	1,856	1,856	1,856
	Tangible common equity (non-GAAP)	$12,936	$13,277	$13,004	$12,809	$12,661
Total assets (GAAP)		$176,203	$170,336	$170,540	$171,192	$156,197
Less:	Intangible assets (a)	2,842	2,848	2,862	2,877	2,894
	Tangible assets (non-GAAP)	$173,361	$167,488	$167,678	$168,315	$153,303
	Tangible common equity to tangible assets ratio (non-GAAP)	7.5%	7.9%	7.8%	7.6%	8.3%
Average tangible common equity
Average Key shareholders’ equity (GAAP)		$17,769	$17,905	$17,730	$17,688	$17,216
Less:	Intangible assets (average) (c)	2,844	2,855	2,870	2,886	2,902
	Preferred Stock (average)	1,900	1,900	1,900	1,900	1,900
	Average tangible common equity (non-GAAP)	$13,025	$13,150	$12,960	$12,902	$12,414
Return on average tangible common equity from continuing operations
Net income (loss) from continuing operations attributable to Key common shareholders (GAAP)		$591	$549	$397	$159	$118
Average tangible common equity (non-GAAP)		13,025	13,150	12,960	12,902	12,414
Return on average tangible common equity from continuing operations (non-GAAP)		18.25%	16.61%	12.19%	4.96%	3.82%
Return on average tangible common equity consolidated
Net income (loss) attributable to Key common shareholders (GAAP)		$595	$556	$401	$161	$119
Average tangible common equity (non-GAAP)		13,025	13,150	12,960	12,902	12,414
Return on average tangible common equity consolidated (non-GAAP)		18.37%	16.82%	12.31%	5.02%	3.86%
(a)For the three months ended March 31, 2021, December 31, 2020, September 30, 2020, June 30, 2020, and March 31, 2020, intangible assets exclude $4 million, $4 million, $5 million, $5 million, and $6 million, respectively, of period-end purchased credit card receivables.
(b)Net of capital surplus.
(c)For the three months ended March 31, 2021, December 31, 2020, September 30, 2020, June 30, 2020, and March 31, 2020, average intangible assets exclude $4 million, $5 million, $5 million, $6 million, and $7 million, respectively, of average purchased credit card receivables.

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

		Three months ended
dollars in millions		3/31/2021	12/31/2020	9/30/2020	6/30/2020	3/31/2020
Cash efficiency ratio
Noninterest expense (GAAP)		$1,071	$1,128	$1,037	$1,013	$931
Less:	Intangible asset amortization	15	15	15	18	17
Adjusted noninterest expense (non-GAAP)		$1,056	$1,113	$1,022	$995	$914
Net interest income (GAAP)		$1,005	$1,035	$1,000	$1,018	$981
Plus:	Taxable-equivalent adjustment	7	8	6	7	8
	Noninterest income (GAAP)	738	802	681	692	477
Total taxable-equivalent revenue (non-GAAP)		$1,750	$1,845	$1,687	$1,717	$1,466
Cash efficiency ratio (non-GAAP)		60.3%	60.3%	60.6%	57.9%	62.3%

Critical Accounting Policies and Estimates

Our business is dynamic and complex. Consequently, we must exercise judgment in choosing and applying accounting policies and methodologies. These choices are critical – not only are they necessary to comply with GAAP, they also reflect our view of the appropriate way to record and report our overall financial performance. All accounting policies are important, and all policies described in Note 1 (“Summary of Significant Accounting Policies”) beginning on page 108 of our 2020 Form 10-K should be reviewed for a greater understanding of how we record and report our financial performance. Note 1 (“Basis of Presentation and Accounting Policies”) of this report should also be reviewed for more information on accounting standards that have been adopted during the period.

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

We rely heavily on the use of judgment, assumptions, and estimates to make a number of core decisions, including accounting for the ALLL; contingent liabilities, guarantees and income taxes; derivatives and related hedging activities; and assets and liabilities that involve valuation methodologies. In addition, we may employ outside valuation experts to assist us in determining fair values of certain assets and liabilities. A brief discussion of each of these areas appears on pages 91 through 96 of our 2020 Form 10-K. During the first three months of 2021, we did not significantly alter the manner in which we applied our critical accounting policies or developed related assumptions and estimates.

Accounting and Reporting Developments

Accounting Guidance Pending Adoption at March 31, 2021

Standard	Required Adoption	Description	Effect on Financial Statements or Other Significant Matters
ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40)	January 1, 2022 Early adoption is permitted.	The ASU simplifies the accounting for convertible debt instruments by eliminating the legacy accounting models for convertible instruments with beneficial conversion features or cash conversion features. The guidance also amends the guidance used to determine if a freestanding financial instrument or an embedded feature qualifies for a scope exception from derivative accounting. For freestanding financial instruments and embedded features that have all the characteristics of a derivative instrument and are potentially settled in an entity’s own stock, the guidance simplifies the settlement assessment that entities are required to perform. Also, the Update now requires the use of the if-converted method for all convertible instruments and includes the effect of potential share settlement in diluted EPS if the effect is more dilutive. The new guidance also makes clarifications to the EPS calculation. Further, the ASU expands disclosure requirements.

		The guidance should be applied on a modified retrospective or retrospective basis.	The adoption of this accounting guidance is not expected to have a material effect on our financial condition or results of operations.
Reference Rate Reform (Topic 848)	December 31, 2022	London Interbank Offered Rate (LIBOR), a reference rate presumed to capture bank funding costs, is being phased out and will no longer be published. This transition to alternate rates will impact, among other things, contracts that reference LIBOR.	Key has established an enterprise-wide program to identify and address all LIBOR related issues and will assess the impacts in conjunction with the reference rate transition as it occurs over the next two years.

European Sovereign and Nonsovereign Debt Exposures

Our total European sovereign and Nonsovereign debt exposure is presented in Figure 32.

Figure 32. European Sovereign and Nonsovereign Debt Exposures

March 31, 2021	Short- and Long- Term Commercial Total (a)	Foreign Exchange and Derivatives with Collateral (b)	Net Exposure
in millions
France:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	1	1
Nonsovereign non-financial institutions	$1	—	$1
Total	1	1	2
Germany:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	—	—
Nonsovereign non-financial institutions	33	—	33
Total	33	—	33
Italy:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	—	—
Nonsovereign non-financial institutions	17	—	17
Switzerland:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	1	1
Nonsovereign non-financial institutions	—	—	—
Total	—	1	1
United Kingdom:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	$375	375
Nonsovereign non-financial institutions	—	—	—
Total	—	375	375
Total Europe:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	377	377
Nonsovereign non-financial institutions	51	—	51
Total	$51	$377	$428

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

Item 1. Financial Statements

Consolidated Balance Sheets

in millions, except per share data	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Cash and due from banks	$938	$1,091
Short-term investments	15,376	16,194
Trading account assets	811	735
Securities available for sale	33,923	27,556
Held-to-maturity securities (fair value: $7,159 and $8,023)	6,857	7,595
Other investments	621	621
Loans, net of unearned income of $408 and $449	100,926	101,185
Less: Allowance for loan and lease losses	(1,438)	(1,626)
Net loans	99,488	99,559
Loans held for sale (a)	2,296	1,583
Premises and equipment	737	753
Goodwill	2,673	2,664
Other intangible assets	173	188
Corporate-owned life insurance	4,296	4,286
Accrued income and other assets	7,347	6,812
Discontinued assets	667	699
Total assets	$176,203	$170,336
LIABILITIES
Deposits in domestic offices:
NOW and money market deposit accounts	$82,777	$80,427
Savings deposits	6,655	5,913
Certificates of deposit ($100,000 or more)	2,437	2,733
Other time deposits	2,782	3,010
Total interest-bearing deposits	94,651	92,083
Noninterest-bearing deposits	47,532	43,199
Total deposits	142,183	135,282
Federal funds purchased and securities sold under repurchase agreements	281	220
Bank notes and other short-term borrowings	744	759
Accrued expense and other liabilities	2,862	2,385
Long-term debt	12,499	13,709
Total liabilities	158,569	152,355
EQUITY
Preferred stock	1,900	1,900
Common Shares, $1 par value; authorized 2,100,000,000 and 2,100,000,000 shares; issued 1,256,702,081 and 1,256,702,081 shares	1,257	1,257
Capital surplus	6,213	6,281
Retained earnings	13,166	12,751
Treasury stock, at cost (284,115,148 and 280,928,782 shares)	(5,005)	(4,946)
Accumulated other comprehensive income (loss)	103	738
Key shareholders’ equity	17,634	17,981
Noncontrolling interests	—	—
Total equity	17,634	17,981
Total liabilities and equity	$176,203	$170,336

(a)Total loans held for sale include real estate — residential mortgage loans held for sale at fair value of $236 million at March 31, 2021, and $264 million at December 31, 2020.
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Income

dollars in millions, except per share amounts	Three months ended March 31,
(Unaudited)	2021	2020
INTEREST INCOME
Loans	$889	$1,026
Loans held for sale	11	19
Securities available for sale	130	129
Held-to-maturity securities	45	62
Trading account assets	5	8
Short-term investments	5	6
Other investments	2	1
Total interest income	1,087	1,251
INTEREST EXPENSE
Deposits	21	169
Federal funds purchased and securities sold under repurchase agreements	—	6
Bank notes and other short-term borrowings	1	5
Long-term debt	60	90
Total interest expense	82	270
NET INTEREST INCOME	1,005	981
Provision for credit losses	(93)	359
Net interest income after provision for credit losses	1,098	622
NONINTEREST INCOME
Trust and investment services income	133	133
Investment banking and debt placement fees	162	116
Service charges on deposit accounts	73	84
Operating lease income and other leasing gains	38	30
Corporate services income	64	62
Cards and payments income	105	66
Corporate-owned life insurance income	31	36
Consumer mortgage income	47	20
Commercial mortgage servicing fees	34	18
Other income (a)	51	(88)
Total noninterest income	738	477
NONINTEREST EXPENSE
Personnel	624	515
Net occupancy	76	76
Computer processing	73	55
Business services and professional fees	50	44
Equipment	25	24
Operating lease expense	34	36
Marketing	26	21
Intangible asset amortization	15	17
Other expense	148	143
Total noninterest expense	1,071	931
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	765	168
Income taxes	147	23
INCOME (LOSS) FROM CONTINUING OPERATIONS	618	145
Income (loss) from discontinued operations	4	1
NET INCOME (LOSS)	622	146
Less: Net income (loss) attributable to noncontrolling interests	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO KEY	$622	$146
Income (loss) from continuing operations attributable to Key common shareholders	$591	$118
Net income (loss) attributable to Key common shareholders	595	119
Per Common Share:
Income (loss) from continuing operations attributable to Key common shareholders	$.61	$.12
Income (loss) from discontinued operations, net of taxes	—	—
Net income (loss) attributable to Key common shareholders (b)	.62	.12
Per Common Share — assuming dilution:
Income (loss) from continuing operations attributable to Key common shareholders	$.61	$.12
Income (loss) from discontinued operations, net of taxes	—	—
Net income (loss) attributable to Key common shareholders (b)	.61	.12
Cash dividends declared per Common Share	$.185	$.185
Weighted-average Common Shares outstanding (000)	964,878	967,446
Effect of Common Share options and other stock awards	9,419	8,664
Weighted-average Common Shares and potential Common Shares outstanding (000) (c)	974,297	976,110

(a)For the three months ended March 31, 2021, net securities gains (losses) totaled less than $1 million for the three months ended March 31, 2020, net securities gains (losses) totaled $4 million. For the three months ended March 31, 2021, and March 31, 2020, we did not have any impairment losses related to securities.
(b)EPS may not foot due to rounding.
(c)Assumes conversion of Common Share options and other stock awards and/or convertible preferred stock, as applicable.
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Comprehensive Income

in millions	Three months ended March 31,
(Unaudited)	2021	2020
Net income (loss)	$622	$146
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale, net of income taxes of $(198) and $126	(628)	405
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of $(3) and $117	(10)	377
Foreign currency translation adjustments, net of income taxes of $0 and $0	—	—
Net pension and postretirement benefit costs, net of income taxes of $1 and $2	3	6
Total other comprehensive income (loss), net of tax	(635)	788
Comprehensive income (loss)	(13)	934
Less: Comprehensive income attributable to noncontrolling interests	—	—
Comprehensive income (loss) attributable to Key	$(13)	$934

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Changes in Equity

	Key Shareholders’ Equity
dollars in millions, except per share amounts (Unaudited)	Preferred Shares Outstanding (000)	Common Shares Outstanding (000)	Preferred Stock	Common Shares	Capital Surplus	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
BALANCE AT DECEMBER 31, 2019	1,396	977,189	$1,900	$1,257	$6,295	$12,469	$(4,909)	$26	$—
Cumulative effect from changes in accounting principle (a)						(230)
Net income (loss)						146			—
Other comprehensive income (loss):								788
Deferred compensation					(1)
Cash dividends declared
Common Shares ($.185 per share)						(181)
Series D Preferred Stock ($12.50 per depositary share)						(7)
Series E Preferred Stock ($.382813 per depositary share)						(8)
Series F Preferred Stock ($.353125 per depositary share)						(6)
Series G Preferred Stock ($.351563 per depositary share)						(6)
Open market Common Share repurchases		(6,067)					(117)
Employee equity compensation program Common Share repurchases		(1,795)			(72)		(35)
Common shares reissued (returned) for stock options and other employee benefit plans		5,992			—		105
Net contribution from (distribution to) noncontrolling interests									—
Other						(3)
BALANCE AT MARCH 31, 2020	1,396	975,319	$1,900	$1,257	$6,222	$12,174	$(4,956)	$814	$—

(a)Includes the impact of implementing ASU 2016-13, Financial Instruments - Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments. See Note 1 (“Summary of Significant Accounting Policies) in our 2020 Form 10-K for more information on our adoption of this guidance and the impact to our results of operations.
See Notes to Consolidated Financial Statements (Unaudited).

	Key Shareholders’ Equity
dollars in millions, except per share amounts (Unaudited)	Preferred Shares Outstanding (000)	Common Shares Outstanding (000)	Preferred Stock	Common Shares	Capital Surplus	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
BALANCE AT DECEMBER 31, 2020	1,396	975,773	$1,900	$1,257	$6,281	$12,751	$(4,946)	$738	—
Net income (loss)						622			—
Other comprehensive income (loss)								(635)
Deferred compensation					(3)
Cash dividends declared
Common Shares ($.185 per share)						(180)
Series D Preferred Stock ($12.50 per depositary share)						(7)
Series E Preferred Stock ($.382813 per depositary share)						(8)
Series F Preferred Stock ($.353125 per depositary share)						(6)
Series G Preferred Stock ($.351563 per depositary share)						(6)
Open market Common Share repurchases		(7,701)					(135)
Employee equity compensation program Common Share repurchases		(1,576)			—		(31)
Common Shares reissued (returned) for stock options and other employee benefit plans		6,091			(65)		107
Net contribution from (distribution to) noncontrolling interests									—
Other						—
BALANCE AT MARCH 31, 2021	1,396	972,587	$1,900	$1,257	$6,213	$13,166	$(5,005)	$103	—

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows

in millions	Three months ended March 31,
(Unaudited)	2021	2020
OPERATING ACTIVITIES
Net income (loss)	$622	$146
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for credit losses	(93)	359
Depreciation and amortization expense, net	17	54
Accretion of acquired loans	6	10
Increase in cash surrender value of corporate-owned life insurance	(27)	(29)
Stock-based compensation expense	26	25
Deferred income taxes (benefit)	108	(18)
Proceeds from sales of loans held for sale	3,357	2,687
Originations of loans held for sale, net of repayments	(3,937)	(3,256)
Net losses (gains) on sales of loans held for sale	(55)	(38)
Net losses (gains) on leased equipment	(3)	6
Net securities losses (gains)	—	(4)
Net losses (gains) on sales of fixed assets	—	2
Net decrease (increase) in trading account assets	(76)	245
Other operating activities, net	(150)	(362)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(205)	(173)
INVESTING ACTIVITIES
Cash received (used) in acquisitions, net of cash acquired	(9)	—
Net decrease (increase) in short-term investments, excluding acquisitions	818	(2,801)
Purchases of securities available for sale	(9,854)	(190)
Proceeds from sales of securities available for sale	—	583
Proceeds from prepayments and maturities of securities available for sale	2,653	1,176
Proceeds from prepayments and maturities of held-to-maturity securities	743	434
Purchases of held-to-maturity securities	(3)	(4)
Purchases of other investments	(9)	(91)
Proceeds from sales of other investments	17	2
Proceeds from prepayments and maturities of other investments	3	10
Net decrease (increase) in loans, excluding acquisitions, sales and transfers	204	(8,902)
Proceeds from sales of portfolio loans	(98)	54
Proceeds from corporate-owned life insurance	17	19
Purchases of premises, equipment, and software	(12)	(12)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(5,530)	(9,722)
FINANCING ACTIVITIES
Net increase (decrease) in deposits, excluding acquisitions	6,901	3,434
Net increase (decrease) in short-term borrowings	46	5,958
Net proceeds from issuance of long-term debt	—	2,497
Payments on long-term debt	(1,004)	(1,506)
Open market Common Share repurchases	(135)	(117)
Employee equity compensation program Common Share repurchases	(31)	(35)
Net proceeds from reissuance of Common Shares	12	5
Cash dividends paid	(207)	(208)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	5,582	10,028
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	(153)	133
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	1,091	732
CASH AND DUE FROM BANKS AT END OF PERIOD	$938	$865
Additional disclosures relative to cash flows:
Interest paid	$80	$267
Income taxes paid (refunded)	43	35
Noncash items:
Reduction of secured borrowing and related collateral	$2	$1
Loans transferred to portfolio from held for sale	8	10
Loans transferred to held for sale from portfolio	91	210
Loans transferred to OREO	2	92
CMBS risk retentions	(1)	12
ABS risk retentions	17	11

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

The unaudited consolidated interim financial statements reflect all adjustments of a normal recurring nature and disclosures that are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our 2020 Form 10-K.

In preparing these financial statements, subsequent events were evaluated through the time the financial statements were issued. Financial statements are considered issued when they are widely distributed to all shareholders and other financial statement users or filed with the SEC.

Goodwill and Other Intangible Assets

Effective January 1, 2021, Key changed its approach for allocating equity to its reporting units. The carrying amounts of Key’s reporting units now represent the combination of regulatory and economic equity for goodwill impairment testing and management reporting purposes. The fair values of each reporting unit are estimated using a combination of market and income approaches. For more information, refer to Note 10 (“Goodwill”).

Accounting Guidance Adopted in 2021

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

The guidance may be applied on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020.

		Alternatively, it may be applied on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final Update, until the financial statements are available to be issued.	Key adopted this guidance on January 1, 2021, on a prospective basis and will assess the impact in conjunction with the reference rate transition as it occurs over the next two years.

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

Our basic and diluted earnings per Common Share are calculated as follows:

	Three months ended March 31,
dollars in millions, except per share amounts	2021	2020
EARNINGS
Income (loss) from continuing operations	$618	$145
Less: Net income (loss) attributable to noncontrolling interests	—	—
Income (loss) from continuing operations attributable to Key	618	145
Less: Dividends on Preferred Stock	27	27
Income (loss) from continuing operations attributable to Key common shareholders	591	118
Income (loss) from discontinued operations, net of taxes	4	1
Net income (loss) attributable to Key common shareholders	$595	$119
WEIGHTED-AVERAGE COMMON SHARES
Weighted-average Common Shares outstanding (000)	964,878	967,446
Effect of Common Share options and other stock awards	9,419	8,664
Weighted-average Common Shares and potential Common Shares outstanding (000) (a)	974,297	976,110
EARNINGS PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.61	$.12
Income (loss) from discontinued operations, net of taxes	—	—
Net income (loss) attributable to Key common shareholders (b)	.62	.12

Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$.61	$.12
Income (loss) from discontinued operations, net of taxes — assuming dilution	—	—
Net income (loss) attributable to Key common shareholders — assuming dilution (b)	.61	.12
(a)Assumes conversion of Common Share options and other stock awards and/or convertible preferred stock, as applicable.
(b)EPS may not foot due to rounding.

3. Loan Portfolio

Loan Portfolio by Portfolio Segment and Financing Receivable (a)

in millions	March 31, 2021	December 31, 2020
Commercial and industrial (b)	$52,486	$52,907
Commercial real estate:
Commercial mortgage	12,702	12,687
Construction	2,122	1,987
Total commercial real estate loans	14,824	14,674
Commercial lease financing (c)	4,104	4,399
Total commercial loans	71,414	71,980
Residential — prime loans:
Real estate — residential mortgage	10,300	9,298
Home equity loans	9,158	9,360
Total residential — prime loans	19,458	18,658
Consumer direct loans	4,862	4,714
Credit cards	909	989
Consumer indirect loans	4,283	4,844
Total consumer loans	29,512	29,205
Total loans (d)	$100,926	$101,185

(a)Accrued interest of $242 million and $241 million at March 31, 2021, and December 31, 2020, respectively, presented in "other assets" on the Consolidated Balance Sheets is excluded from the amortized cost basis disclosed in this table.
(b)Loan balances include $126 million and $127 million of commercial credit card balances at March 31, 2021, and December 31, 2020, respectively.
(c)Commercial lease financing includes receivables held as collateral for a secured borrowing of $21 million and $23 million at March 31, 2021, and December 31, 2020, respectively. Principal reductions are based on the cash payments received from these related receivables. Additional information pertaining to this secured borrowing is included in Note 20 (“Long-Term Debt”) beginning on page 171 of our 2020 Form 10-K.
(d)Total loans exclude loans of $675 million at March 31, 2021, and $710 million at December 31, 2020, related to the discontinued operations of the education lending business.

4. Asset Quality

ALLL

We estimate the appropriate level of the ALLL on at least a quarterly basis. The methodology is described in Note 1 ("Summary of Significant Accounting Policies") under the heading "Allowance for Loan and Lease Losses" beginning on page 110 of our 2020 Form 10-K.

The ALLL at March 31, 2021, represents our current estimate of lifetime credit losses inherent in the loan portfolio at that date. The changes in the ALLL by loan category for the periods indicated are as follows:

Three months ended March 31, 2021:

in millions	December 31, 2020	Provision		Charge-offs	Recoveries	March 31, 2021
Commercial and Industrial	$678	$(17)		$(73)	$8	$596
Commercial real estate:
Real estate — commercial mortgage	327	(37)		(35)	1	256
Real estate — construction	47	(2)		—	—	45
Total commercial real estate loans	374	(39)		(35)	1	301
Commercial lease financing	47	(4)		(4)	1	40
Total commercial loans	1,099	(60)		(112)	10	937
Real estate — residential mortgage	102	(3)		—	1	100
Home equity loans	171	(13)		(2)	1	157
Consumer direct loans	128	4		(8)	2	126
Credit cards	87	(3)		(6)	2	80
Consumer indirect loans	39	1		(7)	5	38
Total consumer loans	527	(14)		(23)	11	501
Total ALLL — continuing operations	1,626	(74)	(a)	(135)	21	1,438
Discontinued operations	36	(3)		(1)	1	33
Total ALLL — including discontinued operations	$1,662	$(77)		$(136)	$22	$1,471

(a)Excludes a credit for losses on lending-related commitments of $19 million.

Three months ended March 31, 2020:

in millions	Pre-ASC 326 Adoption December 31, 2019	Impact of ASC 326 Adoption	January 1, 2020	Provision		Charge-offs	Recoveries	March 31, 2020
Commercial and Industrial	$551	$(141)	$410	$187		$(60)	$5	$542
Commercial real estate:
Real estate — commercial mortgage	143	16	159	50		(3)	1	207
Real estate — construction	22	(7)	15	10		—	—	25
Total commercial real estate loans	165	9	174	60		(3)	1	232
Commercial lease financing	35	8	43	3		(2)	—	44
Total commercial loans	751	(124)	627	250		(65)	6	818
Real estate — residential mortgage	7	77	84	5		—	—	89
Home equity loans	31	147	178	8		(4)	2	184
Consumer direct loans	34	63	97	29		(12)	2	116
Credit cards	47	35	82	31		(11)	2	104
Consumer indirect loans	30	6	36	16		(9)	5	48
Total consumer loans	149	328	477	89		(36)	11	541
Total ALLL — continuing operations	900	204	1,104	339	(a)	(101)	17	1,359
Discontinued operations	10	31	41	3		(2)	1	43
Total ALLL — including discontinued operations	$910	$235	$1,145	$342		$(103)	$18	$1,402

(a)Excludes a provision for losses on lending-related commitments of $20 million.

As described in Note 1 ("Summary of Significant Accounting Policies"), under the heading “Allowance for Loan and Lease Losses” beginning on page 110 of our 2020 Form 10-K, we estimate the ALLL using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. In our estimation of expected credit losses, we use a two year reasonable and supportable period across all products. Following this two year period in which supportable forecasts can be generated, for all modeled loan portfolios, we revert expected credit losses to a level that is consistent with our historical information by reverting the macroeconomic variables (model inputs) to their long run average. We revert to historical loss rates for less complex estimation methods for smaller portfolios. A 20 year fixed length look back period is used to calculate the long run average of the macroeconomic variables. A four quarter reversion period is used where the macroeconomic variables linearly revert to their long run average following the two year reasonable and supportable period.

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

Economic Outlook

As of March 31, 2021, the COVID-19 pandemic has continued to create unprecedented economic uncertainty in the U.S. and globally. We utilized the Moody’s February 2021 Consensus forecast to estimate our expected credit losses as of March 31, 2021. We determined such forecast to be a reasonable view of the outlook for the economy given all available information at quarter end.

The baseline scenario reflects modest economic growth over the next two years in markets in which we operate. U.S. GDP continues to rebound with a projected 3.3% annualized growth rate in the first quarter of 2021 and continues to accelerate during the year, which is anticipated to return to pre-pandemic levels by the fourth quarter of 2021 and an overall growth rate of approximately 5% expected for the year. The national unemployment rate forecast is 6.3% in the first quarter of 2021, and expected to decline to 5.4% by the fourth quarter of 2021.

To the extent we identified credit risk considerations that were not captured by the third-party economic forecast, we addressed the risk through management’s qualitative adjustments to the ALLL.

As a result of the unprecedented economic uncertainty caused by the COVID-19 pandemic, our future loss estimates may vary considerably from our March 31, 2021 assumptions.

Commercial Loan Portfolio

The ALLL from continuing operations for the commercial segment decreased by $162 million, or 14.7%, from December 31, 2020. The overall decrease in the allowance is driven by improvements in economic forecasts, a slight decline in loan balances, and improving asset quality.

The changes to the economic forecast primarily reflect improvements in economic drivers used in our models. The unemployment and GDP positive growth outlook contributes to the overall commercial segment reserve decrease. Expected improvements in real estate price indices lead to a reduction in reserve in our commercial real estate book. Risk rating migrations are driving a modest increase in ALLL levels for the commercial and industrial portfolio. The ALLL results also reflect incremental credit risk considerations as a result of the future economic uncertainties which are addressed through qualitative adjustments.

As of March 31, 2021, we concluded that no ALLL is necessary for $6.5 billion in outstanding PPP loans as they are 100% guaranteed by the SBA.

Consumer Loan Portfolio

The ALLL from continuing operations for the consumer segment decreased by $26 million, or 4.9%, from December 31, 2020. The overall decrease in the allowance is driven by updated economic forecasts that capture an improving outlook for several drivers and strong portfolio performance.

The most meaningful changes to the economic forecast contributing to the reduction in reserves include improvement in the unemployment rate outlook, which impacts all consumer portfolios. In addition, the housing market and HPI outlook continue to display strength, which impacts the residential mortgage and home equity segments. As it relates to the decline in the ALLL due to portfolio factors, shifts are largely driven by attrition activity, targeted portfolio growth and overall strong credit drivers. The ALLL results also reflect incremental credit risk considerations as a result of the economic stress and related borrower assistance programs, which are addressed through qualitative adjustments.

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

Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category and Vintage (a)

As of March 31, 2021	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and Internal Risk Rating
in millions	2021	2020	2019	2018	2017	Prior			Total
Commercial and Industrial
Risk Rating:
Pass	$2,246	$11,524	$5,062	$3,728	$2,360	$5,560	$18,992	$81	$49,553
Criticized (Accruing)	4	96	220	217	223	340	1,426	20	2,546
Criticized (Nonaccruing)	—	8	19	64	13	54	227	2	387
Total commercial and industrial	2,250	11,628	5,301	4,009	2,596	5,954	20,645	103	52,486
Real estate — commercial mortgage
Risk Rating:
Pass	602	1,603	2,916	1,599	819	3,589	695	29	11,852
Criticized (Accruing)	—	14	123	103	159	290	93	2	784
Criticized (Nonaccruing)	—	—	2	4	4	51	5	—	66
Total real estate — commercial mortgage	602	1,617	3,041	1,706	982	3,930	793	31	12,702
Real estate — construction
Risk Rating:
Pass	16	451	798	501	187	49	31	—	2,033
Criticized (Accruing)	—	4	14	51	18	1	1	—	89
Criticized (Nonaccruing)	—	—	—	—	—	—	—	—	—
Total real estate — construction	16	455	812	552	205	50	32	—	2,122
Commercial lease financing
Risk Rating:
Pass	152	952	931	462	416	1,077	—	—	3,990
Criticized (Accruing)	—	21	35	15	26	9	—	—	106
Criticized (Nonaccruing)	—	—	2	2	2	2	—	—	8
Total commercial lease financing	152	973	968	479	444	1,088		—	4,104
Total commercial loans	$3,020	$14,673	$10,122	$6,746	$4,227	$11,022	$21,470	$134	$71,414

As of December 31, 2020	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and Internal Risk Rating
in millions	2020	2019	2018	2017	2016	Prior			Total
Commercial and Industrial
Risk Rating:
Pass	$13,100	$5,487	$4,040	$2,617	$1,967	$2,709	$19,832	$118	$49,870
Criticized (Accruing)	66	198	174	236	150	279	1,527	22	2,652
Criticized (Nonaccruing)	8	27	71	28	17	7	226	1	385
Total commercial and industrial	13,174	5,712	4,285	2,881	2,134	2,995	21,585	141	52,907
Real estate — commercial mortgage
Risk Rating:
Pass	1,591	2,937	1,737	867	765	3,027	885	43	11,852
Criticized (Accruing)	12	142	81	145	72	255	22	2	731
Criticized (Nonaccruing)	—	1	4	4	2	88	5	—	104
Total real estate — commercial mortgage	1,603	3,080	1,822	1,016	839	3,370	912	45	12,687
Real estate — construction
Risk Rating:
Pass	367	764	510	188	27	22	31	5	1,914
Criticized (Accruing)	—	14	38	18	—	2	1	—	73
Criticized (Nonaccruing)	—	—	—	—	—	—	—	—	—
Total real estate — construction	367	778	548	206	27	24	32	5	1,987
Commercial lease financing
Risk Rating:
Pass	1,076	1,050	534	504	228	901	—	—	4,293
Criticized (Accruing)	10	35	15	26	7	4	—	—	97
Criticized (Nonaccruing)	—	2	2	2	2	1	—	—	9
Total commercial lease financing	1,086	1,087	551	532	237	906	0	—	4,399
Total commercial loans	$16,230	$10,657	$7,206	$4,635	$3,237	$7,295	$22,529	$191	$71,980

(a)Accrued interest of $143 million and $140 million as of March 31, 2021 and December 31, 2020, respectively, presented in Other Assets on the Consolidated Balance Sheets, was excluded from the amortized cost basis disclosed in these tables.

Consumer Credit Exposure
Credit Risk Profile by FICO Score and Vintage (a)

As of March 31, 2021	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and FICO Score
in millions	2021	2020	2019	2018	2017	Prior			Total
Real estate — residential mortgage
FICO Score:
750 and above	$1,684	$3,503	$1,326	$159	$213	$1,525	—	—	$8,410
660 to 749	300	534	245	63	40	384	—	—	1,566
Less than 660	2	19	17	20	9	172	—	—	239
No Score	1	1	2	2	6	73	—	—	85
Total real estate — residential mortgage	1,987	4,057	1,590	244	268	2,154	—	—	10,300
Home equity loans
FICO Score:
750 and above	407	943	367	151	182	926	$2,544	$551	6,071
660 to 749	121	386	172	65	63	280	1,132	186	2,405
Less than 660	7	27	24	17	17	121	400	56	669
No Score	—	2	2	1	—	2	5	1	13
Total home equity loans	535	1,358	565	234	262	1,329	4,081	794	9,158
Consumer direct loans
FICO Score:
750 and above	499	1,636	759	103	29	102	110	—	3,238
660 to 749	120	421	233	67	17	48	231	1	1,138
Less than 660	4	21	31	19	6	14	71	—	166
No Score	10	47	37	18	14	20	174	—	320
Total consumer direct loans	633	2,125	1,060	207	66	184	586	1	4,862
Credit cards
FICO Score:
750 and above	—	—	—	—	—	—	441	—	441
660 to 749	—	—	—	—	—	—	379	—	379
Less than 660	—	—	—	—	—	—	88	—	88
No Score	—	—	—	—	—	—	1	—	1
Total credit cards	—	—	—	—	—	—	909	—	909
Consumer indirect loans
FICO Score:
750 and above	135	880	851	329	158	105	—	—	2,458
660 to 749	—	566	483	193	79	68	—	—	1,389
Less than 660	—	124	140	85	44	42	—	—	435
No Score	—	—	—	—	—	1	—	—	1
Total consumer indirect loans	135	1,570	1,474	607	281	216	—	—	4,283
Total consumer loans	$3,290	$9,110	$4,689	$1,292	$877	$3,883	$5,576	$795	$29,512

As of December 31, 2020	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and FICO Score
in millions	2020	2019	2018	2017	2016	Prior			Total
Real estate — residential mortgage
FICO Score:
750 and above	$3,595	$1,620	$194	$254	$537	$1,211	—	—	$7,411
660 to 749	710	284	76	48	100	332	—	—	1,550
Less than 660	16	28	21	10	26	170	—	—	271
No Score	1	2	2	7	2	52	—	—	66
Total real estate — residential mortgage	4,322	1,934	293	319	665	1,765	—	—	9,298
Home equity loans
FICO Score:
750 and above	1,043	404	168	202	190	839	$2,689	$590	6,125
660 to 749	385	198	82	77	69	253	1,237	206	2,507
Less than 660	27	30	18	20	20	113	426	61	715
No Score	2	2	1	—	—	2	5	1	13
Total home equity loans	1,457	634	269	299	279	1,207	4,357	858	9,360
Consumer direct loans
FICO Score:
750 and above	1,840	883	115	32	16	57	119	—	3,062
660 to 749	479	268	80	22	14	33	254	1	1,151
Less than 660	23	37	21	8	5	10	81	—	185
No Score	65	35	21	21	10	11	153	—	316
Total consumer direct loans	2,407	1,223	237	83	45	111	607	1	4,714
Credit cards
FICO Score:
750 and above	—	—	—	—	—	—	488	—	488
660 to 749	—	—	—	—	—	—	407	—	407
Less than 660	—	—	—	—	—	—	93	—	93
No Score	—	—	—	—	—	—	1	—	1
Total credit cards	—	—	—	—	—	—	989	—	989
Consumer indirect loans
FICO Score:
750 and above	1,092	924	369	188	69	66	—	—	2,708
660 to 749	653	558	232	97	36	47	—	—	1,623
Less than 660	143	163	99	54	25	28	—	—	512
No Score	1	—	—	—	—	—	—	—	1
Total consumer indirect loans	1,889	1,645	700	339	130	141	—	—	4,844
Total consumer loans	$10,075	$5,436	$1,499	$1,040	$1,119	$3,224	$5,953	$859	$29,205

(a)Accrued interest of $98 million and $101 million as of March 31, 2021 and December 31, 2020, respectively, presented in Other Assets on the Consolidated Balance Sheets, was excluded from the amortized cost basis disclosed in this table.

Nonperforming and Past Due Loans

Our policies for determining past due loans, placing loans on nonaccrual, applying payments on nonaccrual loans, and resuming accrual of interest for our commercial and consumer loan portfolios are disclosed in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Nonperforming Loans” beginning on page 108 of our 2020 Form 10-K.

Under the CARES Act as well as banking regulator interagency guidance, certain loan modifications to borrowers experiencing financial distress as a result of the economic impacts created by the COVID-19 pandemic may not be required to be reported as past due. For COVID-19 related loan modifications which occurred from March 1, 2020, through March 31, 2021, and met the loan modification criteria under either the CARES Act or the criteria specified by the regulatory agencies, we have elected to re-age to current status all commercial loans and consumer loans that are not secured by real-estate and freeze the delinquency status of consumer real estate secured loans as of the modification or forbearance grant date. At March 31, 2021, the portfolio loans and leases in active deferral or forebearance as part of our COVID-19 hardship relief programs totaled $384 million, of which $328 million of loan modifications and forbearances made under the criteria of either the CARES Act, banking regulator interagency guidance, or short-term forbearance policies were not reported as nonperforming.

The following aging analysis of past due and current loans as of March 31, 2021, and December 31, 2020, provides further information regarding Key’s credit exposure.

Aging Analysis of Loan Portfolio(a)

March 31, 2021	Current	30-59 Days Past Due (b)	60-89 Days Past Due (b)	90 and Greater Days Past Due (b)	Non-performing Loans	Total Past Due and Non-performing Loans	Total Loans (c)
in millions
LOAN TYPE
Commercial and industrial	$52,000	$42	$16	$41	$387	$486	$52,486
Commercial real estate:
Commercial mortgage	12,580	17	14	25	66	122	12,702
Construction	2,113	8	1	—	—	9	2,122
Total commercial real estate loans	14,693	25	15	25	66	131	14,824
Commercial lease financing	4,088	7	1	—	8	16	4,104
Total commercial loans	$70,781	$74	$32	$66	$461	$633	$71,414
Real estate — residential mortgage	$10,190	$9	$4	$2	$95	$110	$10,300
Home equity loans	8,958	31	11	10	148	200	9,158
Consumer direct loans	4,844	4	4	5	5	18	4,862
Credit cards	892	4	3	7	3	17	909
Consumer indirect loans	4,250	12	3	2	16	33	4,283
Total consumer loans	$29,134	$60	$25	$26	$267	$378	$29,512
Total loans	$99,915	$134	$57	$92	$728	$1,011	$100,926

(a)Amounts in table represent amortized cost and exclude loans held for sale.
(b)Accrued interest of $242 million presented in Other Assets on the Consolidated Balance Sheets is excluded from the amortized cost basis disclosed in this table.
(c)Net of unearned income, net of deferred fees and costs, and unamortized discounts and premiums.

December 31, 2020	Current	30-59 Days Past Due (b)	60-89 Days Past Due (b)	90 and Greater Days Past Due (b)	Non-performing Loans	Total Past Due and Non-performing Loans	Total Loans (c)
in millions
LOAN TYPE
Commercial and industrial	$52,396	$36	$50	$40	$385	$511	$52,907
Commercial real estate:
Commercial mortgage	12,548	9	5	21	104	139	12,687
Construction	1,986	—	—	1	—	1	1,987
Total commercial real estate loans	14,534	9	5	22	104	140	14,674
Commercial lease financing	4,369	21	1	—	8	30	4,399
Total commercial loans	$71,299	$66	$56	$62	$497	$681	$71,980
Real estate — residential mortgage	$9,173	$11	$3	$1	$110	$125	$9,298
Home equity loans	9,143	34	20	9	154	217	9,360
Consumer direct loans	4,694	7	4	4	5	20	4,714
Credit cards	972	5	3	7	2	17	989
Consumer indirect loans	4,792	25	7	3	17	52	4,844
Total consumer loans	$28,774	$82	$37	$24	$288	$431	$29,205
Total loans	$100,073	$148	$93	$86	$785	$1,112	$101,185

(a)Amounts in table represent amortized cost and exclude loans held for sale.
(b)Accrued interest of $241 million presented in Other Assets on the Consolidated Balance Sheets is excluded from the amortized cost basis disclosed in this table.
(c)Net of unearned income, net of deferred fees and costs, and unamortized discounts and premiums.

At March 31, 2021, the approximate carrying amount of our commercial nonperforming loans outstanding represented 68% of their original contractual amount owed, total nonperforming loans outstanding represented 75% of their original contractual amount owed, and nonperforming assets in total were carried at 81% of their original contractual amount owed.

Nonperforming loans reduced expected interest income by $7 million for the three months ended March 31, 2021, and $6 million for the three months ended March 31, 2020.

The amortized cost basis of nonperforming loans on nonaccrual status for which there is no related allowance for credit losses was $461 million at March 31, 2021.

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

There were no significant changes in the extent to which collateral secures our collateral-dependent financial assets during the three months ended March 31, 2021.

TDRs

We classify loan modifications as TDRs when a borrower is experiencing financial difficulties and we have granted a concession without commensurate financial, structural, or legal consideration. Our loan modifications are handled on a case-by-case basis and are negotiated to achieve mutually agreeable terms that maximize loan collectability and meet the borrower’s financial needs. Under the CARES Act as well as banking regulator interagency guidance, certain loan modifications to borrowers experiencing financial distress as a result of the economic impacts created by the COVID-19 pandemic may not be required to be treated as TDRs under U.S. GAAP.  We elected to suspend TDR accounting for $328 million of COVID-19 related loan modifications as of March 31, 2021 as such loan modifications met the criteria under either the CARES Act or banking regulator interagency guidance.

Commitments outstanding to lend additional funds to borrowers whose loan terms have been modified in TDRs were $14 million and $1 million at March 31, 2021, and December 31, 2020, respectively.

The consumer TDR other concession category in the table below primarily includes those borrowers’ debts that are discharged through Chapter 7 bankruptcy and have not been formally re-affirmed. At March 31, 2021, and December 31, 2020, the recorded investment of consumer residential mortgage loans in the process of foreclosure was approximately $83 million and $92 million, respectively.

The following table shows the post-modification outstanding recorded investment by concession type for our commercial and consumer accruing and nonaccruing TDRs that occurred during the periods indicated:

	Three Months Ended March 31,
in millions	2021	2020
Commercial loans:
Extension of Maturity Date	41	$—
Payment or Covenant Modification/Deferment	10	—
Total	51	$—
Consumer loans:
Interest rate reduction	$2	$9
Other	4	9
Total	$6	$18
Total TDRs	$57	$18

The following table summarizes the change in the post-modification outstanding recorded investment of our accruing and nonaccruing TDRs during the periods indicated:

	Three Months Ended March 31,
in millions	2021	2020
Balance at beginning of the period	$363	$347
Additions	59	17
Payments	(21)	(18)
Charge-offs	(25)	(6)
Balance at end of period	$376	$340

A further breakdown of TDRs included in nonperforming loans by loan category for the periods indicated are as follows:

	March 31, 2021			December 31, 2020
	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
dollars in millions
LOAN TYPE
Nonperforming:
Commercial and industrial	57	$128	$87	66	$136	$92
Commercial real estate:
Commercial mortgage	5	62	34	7	62	50
Total commercial real estate loans	5	62	34	7	62	50
Total commercial loans	62	190	121	73	198	142
Real estate — residential mortgage	206	25	24	258	35	34
Home equity loans	564	35	32	630	41	37
Consumer direct loans	203	4	3	212	3	3
Credit cards	265	2	2	356	2	2
Consumer indirect loans	776	14	10	861	15	11
Total consumer loans	2,014	80	71	2,317	96	87
Total nonperforming TDRs	2,076	270	192	2,390	294	229
Prior-year accruing:(a)
Commercial and industrial	12	43	41	3	5	—
Commercial real estate
Commercial mortgage	—	—	—	—	—	—
Total commercial real estate loans	—	—	—	—	—	—
Total commercial loans	12	43	41	3	5	—
Real estate — residential mortgage	513	44	39	485	37	31
Home equity loans	1,779	107	84	1,781	106	83
Consumer direct loans	202	5	3	163	4	3
Credit cards	638	4	2	536	3	1
Consumer indirect loans	787	28	15	775	29	16
Total consumer loans	3,919	188	143	3,740	179	134
Total prior-year accruing TDRs	3,931	231	184	3,743	184	134
Total TDRs	6,007	$501	$376	6,133	$478	$363

(a)All TDRs that were restructured prior to January 1, 2021, and January 1, 2020, and are fully accruing.

Commercial loan TDRs are considered defaulted when principal and interest payments are 90 days past due. Consumer loan TDRs are considered defaulted when principal and interest payments are more than 60 days past due. During the three months ended March 31, 2021, there were two commercial loan TDRs and 36 consumer loan TDRs with a combined recorded investment of $1 million that experienced payment defaults after modifications resulting in TDR status during 2020. During the three months ended March 31, 2020, there were no commercial loan TDRs and 84 consumer loan TDRs with a combined recorded investment of $2 million that experienced payment defaults after modifications resulting in TDR status during 2019.

Liability for Credit Losses on Off Balance Sheet Exposures

The liability for credit losses inherent in unfunded lending-related commitments, such as letters of credit and unfunded loan commitments, and certain financial guarantees is included in “accrued expense and other liabilities” on the balance sheet.

Changes in the liability for credit losses on off balance sheet exposures are summarized as follows:

	Three months ended March 31,
in millions	2021	2020
Balance at the end of the prior period	$197	$68
Liability for credit losses on contingent guarantees at the end of the prior period	—	7
Cumulative effect from change in accounting principle (a), (b)	—	66
Balance at beginning of period	197	141
Provision (credit) for losses on off balance sheet exposures	(19)	20
Balance at end of period	$178	$161

(a)The cumulative effect from change in accounting principle relates to the January 1, 2020, adoption of ASU 2016-13.
(b)The three months ended March 31, 2020, amount excludes $4 million related to the provision for other financial assets.

5. Fair Value Measurements

In accordance with GAAP, Key measures certain assets and liabilities at fair value. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between market participants in our principal market. Additional information regarding our accounting policies for determining fair value is provided in Note 6 (“Fair Value Measurements”) and Note 1 (“Summary of Significant Accounting Policies”) under the heading “Fair Value Measurements” of our 2020 Form 10-K.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are measured at fair value on a recurring basis in accordance with GAAP. For more information on the valuation techniques used to measure classes of assets and liabilities reported at fair value on a recurring basis as well as the classification of each in the valuation hierarchy, refer to Note 6 (“Fair Value Measurements” in our 2020 Form 10-K. The following tables present these assets and liabilities at March 31, 2021, and December 31, 2020.

	March 31, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
in millions
ASSETS MEASURED ON A RECURRING BASIS
Short-term investments
U.S. Treasury Bills	—	—	—	—	—	—	—	—
Total short-term investments	—	—	—	—	—	—	—	—
Trading account assets:
U.S. Treasury, agencies and corporations	—	$550	—	$550	—	$633	—	$633
States and political subdivisions	—	72	—	72	—	24	—	24
Other mortgage-backed securities	—	162	—	162	—	47	—	47
Other securities	—	14	—	14	—	13	—	13
Total trading account securities	—	798	—	798	—	717	—	717
Commercial loans	—	13	—	13	—	18	—	18
Total trading account assets	—	811	—	811	—	735	—	735
Securities available for sale:
U.S. Treasury, agencies and corporations	—	4,901	—	4,901	—	1,000	—	1,000
States and political subdivisions	—	—	—	—	—	—	—	—
Agency residential collateralized mortgage obligations	—	14,449	—	14,449	—	14,273	—	14,273
Agency residential mortgage-backed securities	—	4,026	—	4,026	—	2,164	—	2,164
Agency commercial mortgage-backed securities	—	10,525	—	10,525	—	10,106	—	10,106
Other securities	—	—	$22	22	—	—	$13	13
Total securities available for sale	—	33,901	22	33,923	—	27,543	13	27,556
Other investments:
Principal investments:
Direct	—	—	1	1	—	—	1	1
Indirect (measured at NAV) (a)	—	—	—	51	—	—	—	53
Total principal investments	—	—	1	52	—	—	1	54
Equity investments:
Direct	—	13	9	22	—	—	13	13
Direct (measured at NAV) (a)	—	—	—	7	—	—	—	7
Indirect (measured at NAV) (a)	—	—	—	7	—	—	—	7
Total equity investments	—	13	9	36	—	—	13	27
Total other investments	—	13	10	88	—	—	14	81
Loans, net of unearned income (residential)	—	—	11	11	—	—	11	11
Loans held for sale (residential)	—	236	—	236	—	264	—	264
Derivative assets:
Interest rate	—	985	30	1,015	—	1,528	56	1,584
Foreign exchange	$74	21	—	95	$78	31	—	109
Commodity	—	638	—	638	—	424	2	426
Credit	—	—	1	1	—	—	1	1
Other	—	25	8	33	—	26	32	58
Derivative assets	74	1,669	39	1,782	78	2,009	91	2,178
Netting adjustments (b)	—	—	—	(258)	—	—	—	(380)
Total derivative assets	74	1,669	39	1,524	78	2,009	91	1,798
Accrued income and other assets	—	—	—	—	—	—	—	—
Total assets on a recurring basis at fair value	$74	$36,630	$82	$36,593	$78	$30,551	$129	$30,445
LIABILITIES MEASURED ON A RECURRING BASIS
Bank notes and other short-term borrowings:
Short positions	$143	$600	—	$743	$256	$503	—	$759
Derivative liabilities:
Interest rate	—	318	—	318	—	288	—	288
Foreign exchange	64	20	—	84	72	31	—	103
Commodity	—	620	—	620	—	408	—	408
Credit	—	3	$5	8	—	—	$11	11
Other	—	11	3	14	—	16	—	16
Derivative liabilities	64	972	8	1,044	72	743	11	826
Netting adjustments (b)	—	—	—	(861)	—	—	—	(675)
Total derivative liabilities	64	972	8	183	72	743	11	151
Total liabilities on a recurring basis at fair value	$207	$1,572	$8	$926	$328	$1,246	$11	$910

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

The following table presents the fair value of our direct and indirect principal investments and related unfunded commitments at March 31, 2021, as well as financial support provided for the three months ended March 31, 2021, and March 31, 2020.

			Financial support provided
			Three months ended March 31,
	March 31, 2021		2021		2020
in millions	Fair Value	Unfunded Commitments	Funded Commitments	Funded Other	Funded Commitments	Funded Other
INVESTMENT TYPE
Direct investments	$1	—	—	—	—	—
Indirect investments (measured at NAV) (a)	51	$16	$2	—	—	—
Total	$52	$16	$2	—	—	—

(a) Our indirect investments consist of buyout funds, venture capital funds, and fund of funds. These investments are generally not redeemable. Instead, distributions are received through the liquidation of the underlying investments of the fund. An investment in any one of these funds typically can be sold only with the approval of the fund’s general partners. At March 31, 2021, no significant liquidation of the underlying investments has been communicated to Key. The purpose of funding our capital commitments to these investments is to allow the funds to make additional follow-on investments and pay fund expenses until the fund dissolves. We, and all other investors in the fund, are obligated to fund the full amount of our respective capital commitments to the fund based on our and their respective ownership percentages, as noted in the applicable Limited Partnership Agreement.

Changes in Level 3 Fair Value Measurements

The following table shows the components of the change in the fair values of our Level 3 financial instruments measured at fair value on a recurring basis for the three months ended March 31, 2021, and March 31, 2020.

in millions	Beginning of Period Balance	Gains (Losses) Included in Other Comprehensive Income	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers Other	Transfers into Level 3		Transfers out of Level 3		End of Period Balance	Unrealized Gains (Losses) Included in Earnings
Three months ended March 31, 2021
Securities available for sale
Other securities	$13	$9	—		—	—	—	—	—		—		$22	—
Other investments
Principal investments
Direct (a)	1	—	—		—	—	—	—	—		—		1	—
Equity investments
Direct (a)	13	—	$(1)		—	—	—	—	—		(3)		9	$(1)
Loans held for sale (residential)	—	—	—		—	$(1)	—	$1	—		—		—	—
Loans, net of unearned income (residential)	11	—	—		—	(1)	—	1	—		—		11	—
Derivative instruments (b)
Interest rate	56	—	$(22)	(c)	$—	(4)	—	—	$7	(d)	$(7)	(d)	30	—
Credit	(10)	—	5	(c)	—	—	—	—	—		—		(5)	—
Other (e)	32	—	(4)		—	—	—	(22)	—		—		6	—

in millions	Beginning of Period Balance	Gains (Losses) Included in Other Comprehensive Income	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers Other	Transfers into Level 3		Transfers out of Level 3		End of Period Balance	Unrealized Gains (Losses) Included in Earnings
Three months ended March 31, 2020
Securities available for sale
Other securities	$11	$(2)	—		—	—	—	—	—		—		$9	—
Other investments
Principal investments
Direct (a)	1	—	—		—	—	—	—	—		—		1	—
Equity investments
Direct (a)	12	—	$(2)		—	—	—	—	—		—		10	$(2)
Loans held for sale (residential)	—	—	—		—	—	—	$10	—		—		10	—
Loans, net of unearned income (residential)	4	—	—		—	$(1)	—	—	—		—		3	—
Derivative instruments (b)
Interest rate	22	—	19	(c)	11	(1)	—	—	$55	(d)	$(10)	(d)	96	—
Credit	(8)	—	(16)	(c)	$1		—	—	—				(23)	—
Other (e)	5	—	—		—	—	—	18	—		—		23	—

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in accordance with GAAP. The adjustments to fair value generally result from the application of accounting guidance that requires assets and liabilities to be recorded at the lower of cost or fair value, or assessed for impairment. For more information on the valuation techniques used to measure classes of assets and liabilities measured at fair value on a nonrecurring basis, refer to Note 6 (“Fair Value Measurements” in our 2020 Form 10-K.  There were no liabilities measured at fair value on a nonrecurring basis at March 31, 2021, and December 31, 2020.

The following table presents our assets measured at fair value on a nonrecurring basis at March 31, 2021, and December 31, 2020:

	March 31, 2021				December 31, 2020
in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A NONRECURRING BASIS
Collateral-dependent loans	—	—	$64	$64	—		$108	$108
Loans held for sale	—	—	8	8	—		—	—
Accrued income and other assets	—	—	72	72	—		56	56
Total assets on a nonrecurring basis at fair value	—	—	$144	$144	—	—	$164	$164

We have other investments in equity securities that do not have readily determinable fair values and do not qualify for the practical expedient to measure the investment using a net asset value per share. We have elected to measure these securities at cost less impairment plus or minus adjustments due to observable orderly transactions. Impairment is recorded when there is evidence that the expected fair value of the investment has declined to below the recorded cost. At each reporting period, we assess if these investments continue to qualify for this measurement alternative. At March 31, 2021, and December 31, 2020, the carrying amount of equity investments under this method was $171 million and $171 million, respectively. No impairment was recorded for the three months ended March 31, 2021.

Quantitative Information about Level 3 Fair Value Measurements

The range and weighted-average of the significant unobservable inputs used to fair value our material Level 3 recurring and nonrecurring assets at March 31, 2021, and December 31, 2020, along with the valuation techniques used, are shown in the following table:

	Level 3 Asset (Liability)		Valuation Technique	Significant Unobservable Input	Range (Weighted-Average) (b), (c)
dollars in millions	March 31, 2021	December 31, 2020			March 31, 2021	December 31, 2020
Recurring
Securities available-for-sale:
Other securities	$22	13	Discounted cash flows	Discount rate	N/A (16.61%)	N/A (15.09%)
				Marketability discount	N/A (30.00%)	N/A (30.00%)
				Volatility factor	N/A (55.00%)	N/A (44.00%)
Other investments:(a)
Equity investments
Direct	9	13	Discounted cash flows	Discount rate	14.60 - 18.14% (16.13%)	13.90 - 17.04% (15.47%)
				Marketability discount	N/A (30.00%)	N/A (30.00%)
				Volatility factor	N/A (52.00%)	N/A (52.00%)
Loans, net of unearned income (residential)	11	11	Market comparable pricing	Comparability factor	.00 - 98.11% (95.06%)	64.50-99.04% (94.17%)
Derivative instruments:
Interest rate	30	56	Discounted cash flows	Probability of default	.02 - 100% (6.70%)	.02 - 100% (7.90%)
				Internal risk rating	1 - 19 (9.731)	1 - 19 (9.675)
				Loss given default	0 - 1 (.485)	0 - 1 (.483)
Credit (assets)	1	1	Discounted cash flows	Probability of default	.02 - 100% (3.60%)	.02 - 100% (4.70%)
				Internal risk rating	1 - 19 (10.281)	1 - 19 (10.478)
				Loss given default	0 - 1 (.491)	0 - 1 (.490)
Credit (liabilities)	(5)	(11)	Discounted cash flows	Probability of default	.02 - 100% (13.10%)	.02 - 100% (15.45%)
				Internal risk rating	1 - 19 (8.738)	1 - 19 (8.555)
				Loss given default	0 - 1 (.443)	0 - 1 (.431)
Other(d)	6	32	Discounted cash flows	Loan closing rates	36.95 - 99.68% (77.51%)	36.95 - 99.68% (77.51%)
Nonrecurring
Collateral-dependent loans	64	108	Fair value of collateral	Discount rate	0 - 100.00% (32.00%)	0 - 100.00% (36.00%)
Loans held for sale	8	—	Market comparable pricing	Comparability factor	N/M	N/A
Accrued income and other assets:
OREO and other Level 3 assets (e)	11	16	Appraised value	Appraised value	N/M	N/M

(a)Principal investments, direct is excluded from this table as the balance at March 31, 2021, and December 31, 2020, is insignificant (less than $1 million).

(b)The weighted average of significant unobservable inputs is calculated using a weighting relative to fair value.
(c)For significant unobservable inputs with no range, a single figure is reported to denote the single quantitative factor used.
(d)Amounts represent interest rate lock commitments.
(e)Excludes $61 million and $40 million pertaining to servicing assets at March 31, 2021, and December 31, 2020, respectively. Refer to Note 8 (“Mortgage Servicing Assets”) for significant unobservable inputs pertaining to these assets.
Fair Value Disclosures of Financial Instruments

The Levels in the fair value hierarchy ascribed to our financial instruments and the related carrying amounts at March 31, 2021, and December 31, 2020, are shown in the following tables. Assets and liabilities are further arranged by measurement category.

	March 31, 2021
		Fair Value
in millions	Carrying Amount	Level 1	Level 2	Level 3	Measured at NAV	Netting Adjustment		Total
ASSETS (by measurement category)
Fair value - net income
Trading account assets (b)	$811	$—	$811	—	—	—		$811
Other investments (b)	621	—	13	$542	$66	—		621
Loans, net of unearned income (residential) (d)	11	—	—	11	—	—		11
Loans held for sale (residential) (b)	236	—	236	—	—	—		236
Derivative assets - trading (b)	1,421	74	1,625	38	—	$(316)	(f)	1,421
Fair value - OCI
Securities available for sale (b)	33,923	—	33,901	22	—	—		33,923
Derivative assets - hedging (b)(g)	103	—	45	—	—	58	(f)	103
Amortized cost
Held-to-maturity securities (c)	6,857	—	7,159	—	—	—		7,159
Loans, net of unearned income (d)	99,477	—	—	99,253	—	—		99,253
Loans held for sale (b)	2,060	—	—	2,060	—	—		2,060
Other
Cash and other short-term investments (a)	16,314	16,314	—	—	—	—		16,314
LIABILITIES (by measurement category)
Fair value - net income
Derivative liabilities - trading (b)	$177	$64	$966	8	—	$(861)	(f)	$177
Fair value - OCI
Derivative liabilities - hedging (b)(g)	6	—	6	—	—	—	(f)	6
Amortized cost
Time deposits (e)	5,219	—	5,234	—	—	—		5,234
Short-term borrowings (a)	1,025	143	882	—	—	—		1,025
Long-term debt (e)	12,499	12,396	727	—	—	—		13,123
Other
Deposits with no stated maturity (a)	136,964	—	136,964	—	—	—		136,964

	December 31, 2020
		Fair Value
in millions	Carrying Amount	Level 1	Level 2	Level 3	Measured at NAV	Netting Adjustment		Total
ASSETS (by measurement category)
Fair value - net income
Trading account assets (b)	$735	—	$735	—	—	—		$735
Other investments (b)	621	—	—	$555	$66	—		621
Loans, net of unearned income (residential) (d)	11	—	—	11	—	—		11
Loans held for sale (residential) (b)	264	—	264	—	—	—		264
Derivative assets - trading (b)	1,676	$78	1,939	91	—	$(433)	(f)	1,675
Fair value - OCI
Securities available for sale (b)	27,556	—	27,543	13	—	—		27,556
Derivative assets - hedging (b)(g)	123	—	70	—	—	53	(f)	123
Amortized cost
Held-to-maturity securities (c)	7,595	—	8,023	—	—	—		8,023
Loans, net of unearned income (d)	99,548	—	—	98,946	—	—		98,946
Loans held for sale (b)	1,319	—	—	1,319	—	—		1,319
Other
Short-term investments - U.S. Treasury Bills (b)	—	—	—	—	—	—		—
Cash and other short-term investments (a)	17,285	17,285	—	—	—	—		17,285
LIABILITIES (by measurement category)
Fair value - net income
Derivative liabilities - trading (b)	$154	$72	$746	$11	—	$(675)	(f)	$154
Fair value - OCI
Derivative liabilities - hedging (b)(g)	(3)	—	(3)	—	—	—	(f)	(3)
Amortized cost
Time deposits (e)	5,743	—	5,765	—	—	—		5,765
Short-term borrowings (a)	979	256	723	—	—	—		979
Long-term debt (e)	13,709	13,925	734	—	—	—		14,659
Other
Deposits with no stated maturity (a)	129,539	—	129,539	—	—	—		129,539

Valuation Methods and Assumptions
(a)Fair value equals or approximates carrying amount. The fair value of deposits with no stated maturity does not take into consideration the value ascribed to core deposit intangibles.
(b)Information pertaining to our methodology for measuring the fair values of these assets and liabilities is included in the sections entitled “Qualitative Disclosures of Valuation Techniques” and “Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis” within our 2020 Form 10-K Note 6 (“Fair Value Measurements”). Investments accounted for under the cost method (or cost less impairment adjusted for observable price changes for certain equity investments) are classified as Level 3 assets. These investments are not actively traded in an open market as sales for these types of investments are rare. The carrying amount of the investments carried at cost are adjusted for declines in value if they are considered to be other-than-temporary (or due to observable orderly transactions of the same issuer for equity investments eligible for the cost less impairment measurement alternative). These adjustments are included in “other income” on the income statement.
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
(g)Derivative assets-hedging and derivative liabilities-hedging includes both cash flow and fair value hedges. Additional information regarding our accounting policies for cash flow and fair value hedges is provided in Note 1 (“1. Summary of Significant Accounting Policies”) under the heading “Derivatives and Hedging” beginning on page 114 of our 2020 Form 10-K.

Discontinued assets — education lending business.  Our discontinued assets include government-guaranteed and private education loans originated through our education lending business that was discontinued in September 2009. This portfolio consists of loans recorded at carrying value with appropriate valuation reserves, and loans in portfolio recorded at fair value. All of these loans were excluded from the table above as follows:

•Loans at carrying value, net of allowance, of $643 million ($563 million at fair value) at March 31, 2021, and $674 million ($567 million at fair value) at December 31, 2020;
•Portfolio loans at fair value of $2 million at March 31, 2021, and $2 million at December 31, 2020.

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

	March 31, 2021				December 31, 2020
in millions	Amortized Cost (a)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost (b)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies, and corporations	$4,914	$—	$13	$4,901	$1,000	—	—	$1,000
States and political subdivisions	—	—	—	—	—	—	—	—
Agency residential collateralized mortgage obligations	14,419	$249	219	14,449	14,001	$297	$25	14,273
Agency residential mortgage-backed securities	4,018	57	49	4,026	2,094	70	—	2,164
Agency commercial mortgage-backed securities	10,644	275	394	10,525	9,707	432	33	10,106
Other securities	8	14		22	8	5	—	13
Total securities available for sale	$34,003	$595	$675	$33,923	$26,810	$804	$58	$27,556
HELD-TO-MATURITY SECURITIES
Agency residential collateralized mortgage obligations	$3,312	$107	—	$3,419	$3,775	$124	—	$3,899
Agency residential mortgage-backed securities	238	9	—	247	271	14	—	285
Agency commercial mortgage-backed securities	3,275	186	—	3,461	3,515	290	—	3,805
Asset-backed securities	16	—	—	16	19	—	—	19
Other securities	16	—	—	16	15	—	—	15
Total held-to-maturity securities	$6,857	$302	—	$7,159	$7,595	$428	$—	$8,023

(a)Amortized cost amounts exclude accrued interest receivable which is recorded within Other Assets on the balance sheet. At March 31, 2021, accrued interest receivable on available for sale securities and held-to-maturity securities totaled $49 million and $14 million, respectively.
(b)Amortized cost amounts exclude accrued interest receivable which is recorded within Other Assets on the balance sheet. At December 31, 2020, accrued interest receivable on available for sale securities and held-to-maturity securities totaled $42 million and $15 million, respectively.

The following table summarizes available for sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of March 31, 2021, and December 31, 2020.

	Duration of Unrealized Loss Position
	Less than 12 Months			12 Months or Longer			Total
in millions	Fair Value	Gross Unrealized Losses		Fair Value	Gross Unrealized Losses		Fair Value	Gross Unrealized Losses
March 31, 2021
Securities available for sale:
U.S Treasury, agencies, and corporations	$4,488	$13		—	—		$4,488	$13
Agency residential collateralized mortgage obligations	5,401	219		—	—		5,401	219
Agency residential mortgage-backed securities	2,930	49		$7	—	(a)	2,937	49
Agency commercial mortgage-backed securities	5,194	394		—	—		5,194	394
Other securities	—	—		1	—		1	—
Held-to-maturity securities:
Agency residential collateralized mortgage obligations	—	—		20	—	(a)	20	—
Asset-backed securities	9	—	(a)	—	—		9	—
Other securities	3	—	(a)	—	—		3	—
Total securities in an unrealized loss position	$18,025	$675		$28	—		$18,053	$675
December 31, 2020
Securities available for sale:
U.S. Treasury, agencies, and corporations	—	—		—	—		—	—
Agency residential collateralized mortgage obligations	$2,110	$25		$—	$—		$2,110	$25
Agency residential mortgage-backed securities	6	—	(b)	5	—	(b)	11	—
Agency commercial mortgage-backed securities	2,709	33		—	—		2,709	33
Held-to-maturity securities:
Agency residential collateralized mortgage obligations	—	—		24	—	(b)	24	—
Asset-backed securities	—	—		—	—		—	—
Other securities	5	—	(b)	—	—		5	—
Total securities in an unrealized loss position	$4,830	$58		$29	—		$4,859	$58

(a)At March 31, 2021, gross unrealized losses totaled less than $1 million for asset-backed securities and other securities held-to-maturity with a loss duration of less than 12 months. At March 31, 2021, gross unrealized losses totaled less than $1 million for agency residential mortgage-backed securities available for sale with a loss duration greater than 12 months or longer and less than $1 million for agency residential collateralized mortgage obligations held-to-maturity with a loss duration greater than 12 months or longer.
(b)At December 31, 2020, gross unrealized losses totaled less than $1 million for agency residential mortgage-backed securities available for sale with a loss duration of less than 12 months and less than $1 million for other securities held-to-maturity with a loss duration of less than 12 months. At December 31, 2020, gross unrealized losses totaled less than $1 million for agency residential mortgage-backed securities available for sale with a loss duration greater than 12 months or longer and less than $1 million for agency residential collateralized mortgage obligations held to maturity with a loss duration greater than 12 months or longer.

Based on our evaluation at March 31, 2021, an allowance for credit losses has not been recorded nor have unrealized losses been recognized into income. The issuers of the securities are of high credit quality and have a long history of no credit losses, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely attributed to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments.

At March 31, 2021, securities available for sale and held-to-maturity securities totaling $14.4 billion were pledged to secure securities sold under repurchase agreements, to secure public and trust deposits, to facilitate access to secured funding, and for other purposes required or permitted by law.

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

March 31, 2021	Securities Available for Sale		Held to Maturity Securities
in millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$896	$903	$84	$84
Due after one through five years	21,029	21,233	4,603	4,771
Due after five through ten years	8,440	8,397	2,170	2,304
Due after ten years	3,638	3,390	—	—
Total	$34,003	$33,923	$6,857	$7,159

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

At March 31, 2021, after taking into account the effects of bilateral collateral and master netting agreements, we had $103 million of derivative assets and $6 million of derivative liabilities that relate to contracts entered into for hedging purposes. As of the same date, after taking into account the effects of bilateral collateral and master netting agreements and a reserve for potential future losses, we had derivative assets of $1.4 billion and derivative liabilities of $177 million that were not designated as hedging instruments. These positions are primarily comprised of derivative contracts entered into for client accommodation purposes.

Additional information regarding our accounting policies for derivatives is provided in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Derivatives and Hedging” beginning on page 108 of our 2020 Form 10-K. Our derivative strategies and related risk management objectives are described in Note 8 (“Derivatives and Hedging Activities”) beginning on page 143 of our 2020 Form 10-K.

Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments

The following table summarizes the fair values of our derivative instruments on a gross and net basis as of March 31, 2021, and December 31, 2020. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements, but after the variation margin payments with central clearing organizations have been applied as settlement, as applicable. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Securities collateral related to legally enforceable master netting agreements is not offset on the balance sheet. Our derivative instruments are included in “accrued income and other assets” or “accrued expenses and other liabilities” on the balance sheet, as follows:

	March 31, 2021			December 31, 2020
		Fair Value			Fair Value
in millions	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate	$41,835	$44	$6	$36,135	$70	$(3)
Derivatives not designated as hedging instruments:
Interest rate	76,937	971	312	78,424	1,514	291
Foreign exchange	6,412	95	84	6,385	109	103
Commodity	11,126	638	620	9,702	426	408
Credit	392	1	8	423	1	11
Other (a)	5,024	33	14	4,951	58	16
Total	99,891	1,738	1,038	99,885	2,108	829
Netting adjustments (b)	—	(258)	(861)	—	(380)	(675)
Net derivatives in the balance sheet	141,726	1,524	183	136,020	1,798	151
Other collateral (c)	—	(1)	(6)	—	(2)	(11)
Net derivative amounts	$141,726	$1,523	$177	$136,020	$1,796	$140

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

Fair value hedges. During the three-month period ended March 31, 2021, we did not exclude any portion of fair value hedging instruments from the assessment of hedge effectiveness.

The following tables summarize the amounts that were recorded on the balance sheet as of March 31, 2021, and December 31, 2020, related to cumulative basis adjustments for fair value hedges.

	March 31, 2021
in millions	Balance sheet line item in which the hedge item is included	Carrying amount of hedged item (a)	Hedge accounting basis adjustment (b)
Interest rate contracts	Long-term debt	$7,094	$211
Interest rate contracts	Securities Available for Sale(c)	3,880	287

	December 31, 2020
	Balance sheet line item in which the hedge item is included	Carrying amount of hedged item (a)	Hedge accounting basis adjustment (b)
Interest rate contracts	Long-term debt	$8,182	$416
Interest rate contracts	Securities Available for Sale(c)	2,080	21
(a)The carrying amount represents the portion of the liability designated as the hedged item.
(b)Basis adjustments related to de-designated hedged items that no longer qualify as fair value hedges reduced the hedge accounting basis adjustment by $8 million and $8 million at March 31, 2021, and December 31, 2020, respectively,
(c)These amounts are designed as fair value hedges under the last-of-layer method. The carrying amount represents the amortized costs basis of the prepayable financial assets used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the relationship. At March 31, 2021, and December 31, 2020, the amortized costs of the closed portfolios in these hedging relationships was $5.0 billion and $2.5 billion, respectively.

Cash flow hedges. During the three-month period ended March 31, 2021, we did not exclude any portion of cash flow hedging instruments from the assessment of hedge effectiveness.

Considering the interest rates, yield curves, and notional amounts as of March 31, 2021, we expect to reclassify an estimated $215 million of after-tax net gains on derivative instruments designated as cash flow hedges from AOCI to income during the next 12 months. In addition, we expect to reclassify approximately $9 million of net gains related to terminated cash flow hedges from AOCI to income during the next 12 months. As of March 31, 2021, the maximum length of time over which we hedge forecasted transactions is 6.0 years.

The following tables summarize the effect of fair value and cash flow hedge accounting on the income statement for the three-month periods ended March 31, 2021, and March 31, 2020.

	Location and amount of net gains (losses) recognized in income on fair value and cash flow hedging relationships
in millions	Interest expense – long-term debt	Interest income – loans	Interest Income - securities	Investment banking and debt placement fees	Interest expense - deposits	Other income
Three months ended March 31, 2021
Total amounts presented in the consolidated statement of income	$60	$889	$130	$162	$21	$51

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	204	—	(266)	—	—	—
Recognized on derivatives designated as hedging instruments	(166)	—	267	—	—	—
Net income (expense) recognized on fair value hedges	$38	—	$1	—	—	—
Net gain (loss) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	$(1)	$89	$—	$1	—	—
Net income (expense) recognized on cash flow hedges	$(1)	$89	—	$1	—	—

Three months ended March 31, 2020
Total amounts presented in the consolidated statement of income	$90	$1,026	$129	$116	$(169)	$(88)

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	$(294)	—	—	—	—	—
Recognized on derivatives designated as hedging instruments	311	—	—	—	—	—
Net income (expense) recognized on fair value hedges	$17	—	$—	$—	$—	—
Net gain (loss) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	$(1)	$34	—	—	—	—
Net income (expense) recognized on cash flow hedges	$(1)	$34	—	—	—	—

The following tables summarize the pre-tax net gains (losses) on our cash flow hedges for the three-month periods ended March 31, 2021, and March 31, 2020, and where they are recorded on the income statement. The table includes net gains (losses) recognized in OCI during the period and net gains (losses) reclassified from OCI into income during the current period.

in millions	Net Gains (Losses) Recognized in OCI	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income	Net Gains (Losses) Reclassified From OCI Into Income
Three months ended March 31, 2021
Cash Flow Hedges
Interest rate	$(203)	Interest income — Loans	$89
Interest rate	3	Interest expense — Long-term debt	(1)
Interest rate	10	Investment banking and debt placement fees	1
Total	$(190)		$89
Three months ended March 31, 2020
Cash Flow Hedges
Interest rate	$562	Interest income — Loans	$34
Interest rate	(5)	Interest expense — Long-term debt	(1)
Interest rate	(30)	Investment banking and debt placement fees	—
Total	$527		$33

Nonhedging instruments

The following table summarizes the pre-tax net gains (losses) on our derivatives that are not designated as hedging instruments for the three-month periods ended March 31, 2021, and March 31, 2020, and where they are recorded on the income statement.

	Three months ended March 31, 2021				Three months ended March 31, 2020
in millions	Corporate services income	Consumer mortgage income	Other income	Total	Corporate services income	Consumer mortgage income	Other income	Total
NET GAINS (LOSSES)
Interest rate	$6	—	—	$6	$11	—	$(9)	$2
Foreign exchange	11	—	—	11	12	—	—	12
Commodity	4	—	—	4	2	—	—	2
Credit	5	—	$(9)	(4)	(16)	—	1	(15)
Other	—	$1	(22)	(21)	—	$4	9	13
Total net gains (losses)	$26	$1	$(31)	$(4)	$9	$4	$1	$14

Counterparty Credit Risk

We hold collateral in the form of cash and highly rated securities issued by the U.S. Treasury, government-sponsored enterprises, or GNMA. Cash collateral of $86 million was netted against derivative assets on the balance sheet at March 31, 2021, compared to $63 million of cash collateral netted against derivative assets at December 31, 2020. The cash collateral netted against derivative liabilities totaled $518 million at March 31, 2021, and $232 million at December 31, 2020. Our means of mitigating and managing exposure to credit risk on derivative contracts is described in Note 8 (“Derivatives and Hedging Activities”) beginning on page 147 of our 2020 Form 10-K under the heading “Counterparty Credit Risk.”

The following table summarizes the fair value of our derivative assets by type at the dates indicated. These assets represent our gross exposure to potential loss after taking into account the effects of bilateral collateral and master netting agreements and other means used to mitigate risk.

in millions	March 31, 2021	December 31, 2020
Interest rate	$858	$1,448
Foreign exchange	55	52
Commodity	492	178
Credit	—	(1)
Other	33	58
Derivative assets before collateral	1,438	1,735
Plus(Less): Related collateral	86	63
Total derivative assets	$1,524	$1,798

We enter into derivative transactions with two primary groups: broker-dealers and banks, and clients. Given that these groups have different economic characteristics, we have different methods for managing counterparty credit exposure and credit risk.

We enter into transactions with broker-dealers and banks for various risk management purposes. These types of transactions are primarily high dollar volume. We enter into bilateral collateral and master netting agreements with these counterparties. We clear certain types of derivative transactions with these counterparties, whereby central clearing organizations become the counterparties to our derivative contracts. In addition, we enter into derivative contracts through swap execution facilities. Swap clearing and swap execution facilities reduce our exposure to counterparty credit risk. At March 31, 2021, we had gross exposure of $234 million to broker-dealers and banks. We had net exposure of $228 million after the application of master netting agreements and cash collateral, where such qualifying agreements exist. We had net exposure of $225 million after considering $3 million of additional collateral held in the form of securities.

We enter into transactions using master netting agreements with clients to accommodate their business needs. In most cases, we mitigate our credit exposure by cross-collateralizing these transactions to the underlying loan collateral. For transactions that are not clearable, we mitigate our market risk by buying and selling U.S. Treasuries and Eurodollar futures or entering into offsetting positions. Due to the cross-collateralization to the underlying loan, we typically do not exchange cash or marketable securities collateral in connection with these transactions. To address the risk of default associated with these contracts, we have established a CVA reserve (included in
“accrued income and other assets”) in the amount of $23 million at March 31, 2021. The CVA is calculated from potential future exposures, expected recovery rates, and market-implied probabilities of default. At March 31, 2021, we had gross exposure of $1.4 billion to client counterparties and other entities that are not broker-dealers or banks for derivatives that have associated master netting agreements. We had net exposure of $1.3 billion on our derivatives with these counterparties after the application of master netting agreements, collateral, and the related reserve.

Credit Derivatives

We are a buyer and, under limited circumstances, may be a seller of credit protection through the credit derivative market. We purchase credit derivatives to manage the credit risk associated with specific commercial lending and swap obligations as well as exposures to debt securities. Our credit derivative portfolio was in a net liability position of $8 million as of March 31, 2021, and $9 million as of December 31, 2020. Our credit derivative portfolio consists of traded credit default swap indices and risk participation agreements. Additional descriptions of our credit derivatives are provided in Note 8 (“Derivatives and Hedging Activities”) beginning on page 148 of our 2020 Form 10-K under the heading “Credit Derivatives.”

The following table provides information on the types of credit derivatives sold by us and held on the balance sheet at March 31, 2021, and December 31, 2020. The notional amount represents the amount that the seller could be required to pay. The payment/performance risk shown in the table represents a weighted average of the default probabilities for all reference entities in the respective portfolios. These default probabilities are implied from observed credit indices in the credit default swap market, which are mapped to reference entities based on Key’s internal risk rating.

	March 31, 2021			December 31, 2020
dollars in millions	Notional Amount	Average Term (Years)	Payment / Performance Risk	Notional Amount	Average Term (Years)	Payment / Performance Risk
Other	$104	10.08	15.11%	$227	12.76	19.53%
Total credit derivatives sold	$104	—	—	$227	—	—

Credit Risk Contingent Features

We have entered into certain derivative contracts that require us to post collateral to the counterparties when these contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to our long-term senior unsecured credit ratings with Moody’s and S&P. Collateral requirements also are based on minimum transfer amounts, which are specific to each Credit Support Annex (a component of the ISDA Master Agreement) that we have signed with the counterparties. In a limited number of instances, counterparties have the right to terminate their ISDA Master Agreements with us if our ratings fall below a certain level, usually investment-grade level (i.e., “Baa3” for Moody’s and “BBB-” for S&P). At March 31, 2021, KeyBank’s rating was “A3” with Moody’s and “A-” with S&P, and KeyCorp’s rating was “Baa1” with Moody’s and “BBB+” with S&P. As of March 31, 2021, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our ratings) held by KeyBank that were in a net liability position totaled $496 million, which was comprised of $121 million in derivative assets and $617 million in derivative liabilities. We had $530 million in cash and securities collateral posted to cover those positions as of March 31, 2021. There were no derivative contracts with credit risk contingent features held by KeyCorp at March 31, 2021.

The following table summarizes the additional cash and securities collateral that KeyBank would have been required to deliver under the ISDA Master Agreements had the credit risk contingent features been triggered for the derivative contracts in a net liability position as of March 31, 2021, and December 31, 2020. The additional collateral amounts were calculated based on scenarios under which KeyBank’s ratings are downgraded one, two, or three ratings as of March 31, 2021, and December 31, 2020, and take into account all collateral already posted. A similar calculation was performed for KeyCorp, and no additional collateral would have been required as of March 31, 2021, and December 31, 2020. For more information about the credit ratings for KeyBank and KeyCorp, see the discussion under the heading “Factors affecting liquidity” in the section entitled “Liquidity risk management” in Item 2 of this report.

	March 31, 2021		December 31, 2020
in millions	Moody’s	S&P	Moody’s	S&P
KeyBank’s long-term senior unsecured credit ratings	A3	A-	A3	A-
One rating downgrade	$1	$1	$1	$1
Two rating downgrades	2	2	1	1
Three rating downgrades	2	2	1	1

KeyBank’s long-term senior unsecured credit rating was four ratings above noninvestment grade at Moody’s and S&P as of March 31, 2021, and December 31, 2020. If KeyBank’s ratings had been downgraded below investment grade as of March 31, 2021, or December 31, 2020, payments of $3 million and $2 million, respectively, would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted. If KeyCorp’s ratings had been downgraded below investment grade as of March 31, 2021, or December 31, 2020, no payments would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted.

8. Mortgage Servicing Assets

We originate and periodically sell commercial and residential mortgage loans but continue to service those loans for the buyers. We also may purchase the right to service commercial mortgage loans for other lenders. We record a servicing asset if we purchase or retain the right to service loans in exchange for servicing fees that exceed the going market servicing rate and are considered more than adequate compensation for servicing. Additional information pertaining to the accounting for mortgage and other servicing assets is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Servicing Assets” beginning on page 115 of our 2020 Form 10-K.

Commercial

Changes in the carrying amount of commercial mortgage servicing assets are summarized as follows:

	Three months ended March 31,
in millions	2021	2020
Balance at beginning of period	$578	$539
Servicing retained from loan sales	29	24
Purchases	7	11
Amortization	(29)	(29)
Temporary (impairments) recoveries	3	(2)
Balance at end of period	$588	$543
Fair value at end of period	$682	$655

The fair value of commercial mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The range and weighted average of the significant unobservable inputs used to determine the fair value of our commercial mortgage servicing assets at March 31, 2021, and March 31, 2020, along with the valuation techniques, are shown in the following table:

dollars in millions		March 31, 2021			March 31, 2020
Valuation Technique	Significant Unobservable Input	Range		Weighted Average	Range		Weighted Average

Discounted cash flow	Expected defaults	1.01	2.00%	1.18%	0.97	2.00%	1.14%
	Residual cash flows discount rate	7.42	10.59%	9.20%	7.00	11.42%	9.24%
	Escrow earn rate	0.94	1.22%	1.10%	1.20	1.92%	1.67%
	Loan assumption rate	0.00	1.75%	1.44%	0.01	3.37%	1.32%

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

The amortization of commercial servicing assets is determined in proportion to, and over the period of, the estimated net servicing income. The amortization of commercial servicing assets for each period, as shown in the table at the beginning of this note, is recorded as a reduction to contractual fee income. The contractual fee income from servicing commercial mortgage loans totaled $61 million for the three-month period ended March 31, 2021, and $50 million for the three-month period ended March 31, 2020. This fee income was offset by $29 million of amortization for the three-month period ended March 31, 2021, and $29 million for the three-month period ended March 31, 2020. Both the contractual fee income and the amortization are recorded, net, in “commercial mortgage servicing fees” on the income statement.

Residential

Changes in the carrying amount of residential mortgage servicing assets are summarized as follows:

	Three months ended March 31,
in millions	2021	2020
Balance at beginning of period	$58	$46
Servicing retained from loan sales	11	5
Purchases	—	—
Amortization	(5)	(2)
Temporary (impairments) recoveries	8	(9)
Balance at end of period	$72	$40
Fair value at end of period	$77	$41

The fair value of mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The range and weighted-average of the significant unobservable inputs used to fair value our mortgage servicing assets at March 31, 2021, and March 31, 2020, along with the valuation techniques, are shown in the following table:

		March 31, 2021			March 31, 2020
Valuation Technique	Significant Unobservable Input	Range		Weighted Average	Range		Weighted Average

Discounted cash flow	Prepayment speed	10.55	50.81%	12.82%	10.50	55.60%	17.16%
	Discount rate	7.51	8.63%	7.55%	7.50	8.50%	7.52%
	Servicing cost	$62.00	4375	72.48	$62.00	8,375	68.14

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

The amortization of servicing assets for March 31, 2021, as shown in the table above, is recorded as a reduction to contractual fee income. The contractual fee income from servicing residential mortgage loans totaled $10 million for the three-month period ended March 31, 2021, and $6 million for the three-month period ended March 31, 2020.

This fee income was offset by $5 million of amortization for the three-month period ended March 31, 2021, and $2 million for the three-month period ended March 31, 2020. Both the contractual fee income and the amortization are recorded, net, in “consumer mortgage income” on the income statement.

9. Leases

As a lessee, we enter into leases of land, buildings, and equipment. Our real estate leases primarily relate to bank branches and office space. The leases of equipment principally relate to technology assets for data processing and data storage. As a lessor, we primarily provide financing through our equipment leasing business. For more information on our leasing activity, see Note 10 (“Leases”) beginning on page 152 of our 2020 Form 10-K.

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

Interest income from sales-type and direct financing leases is recognized in "interest income — loans" on the income statement. Income related to operating leases is recognized in “operating lease income and other leasing gains” on the income statement. The components of equipment leasing income are summarized in the table below:

	Three months ended March 31,
in millions	2021	2020
Sales-type and direct financing leases
Interest income on lease receivable	$23	$28
Interest income related to accretion of unguaranteed residual asset	2	3
Total sales-type and direct financing lease income	25	31
Operating leases
Operating lease income related to lease payments	32	34
Other operating leasing gains	6	(4)
Total operating lease income and other leasing gains	38	30
Total lease income	$63	$61

In April 2020, the FASB provided elections under which entities can choose to account for eligible rent concessions either by applying the modification accounting in ASC 842 or by applying an expedient to account for them outside of the modification framework, thus, forgoing the performance of an assessment to determine whether contractual provisions in existing lease arrangements provide enforceable rights and obligations. Modification accounting may require remeasurement and reallocation of contract consideration. To be eligible for the expedient, rent concessions must relate to the COVID-19 pandemic and meet certain criteria. As a result of the pandemic, Key has begun providing lessees with 90 day deferrals on its equipment leases and has elected not to apply modification accounting. Rent concessions were not material at March 31, 2021.

10. Goodwill

Our annual goodwill impairment testing is performed as of October 1 each year, or more frequently as events occur or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. A quantitative or qualitative testing approach may be used. Additional information pertaining to our accounting policy for goodwill and other intangible assets is summarized in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Goodwill and Other Intangible Assets” beginning on page 115 of our 2020 Form 10-K.

The fair values of each reporting unit are estimated using a combination of market and income approaches. In our latest quantitative test as of September 30, 2020, the income approach, which was weighted at 75%, utilized discounted cash flow projections for each reporting unit. The market approach, which was weighted at 25%, consisted primarily of public company metrics but also considered recent transactions in the financial services industry. The carrying amounts of Key’s reporting units represent the combination of regulatory and economic equity for goodwill impairment testing and management reporting purposes.

Changes in the carrying amount of goodwill by reporting segment are presented in the following table:

in millions	Consumer Bank	Commercial Bank	Total
BALANCE AT MARCH 31, 2020	1,752	912	2,664
BALANCE AT BALANCE AT DECEMBER 31, 2020	$1,752	$912	$2,664
AQN acquisition	$9	$—	$9
BALANCE AT MARCH 31, 2021	$1,761	$912	$2,673

11. Variable Interest Entities

Our significant VIEs are summarized below. Additional information pertaining to the criteria used in determining if an entity is a VIE is included in Note 13 (“Variable Interest Entities “) beginning on page 156 of our 2020 Form 10-K.

LIHTC investments. We had $1.4 billion and $1.4 billion of investments in LIHTC operating partnerships at March 31, 2021, and December 31, 2020, respectively. These investments are recorded in “accrued income and other assets” on our balance sheet. We do not have any loss reserves recorded related to these investments because we believe the likelihood of any loss to be remote. For all legally binding, unfunded equity commitments, we increase our recognized investment and recognize a liability. As of March 31, 2021, and December 31, 2020, we had liabilities of $463 million and $484 million, respectively, related to investments in qualified affordable housing projects, which are recorded in “accrued expenses and other liabilities” on our balance sheet. We continue to invest in these LIHTC operating partnerships.

The assets and liabilities presented in the table below convey the size of KCDC’s direct and indirect investments at March 31, 2021, and December 31, 2020. As these investments represent unconsolidated VIEs, the assets and liabilities of the investments themselves are not recorded on our balance sheet. Additional information pertaining to our LIHTC investments is included in Note 13 (“Variable Interest Entities”) beginning on page 156 of our 2020 Form 10-K.

	Unconsolidated VIEs
in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
March 31, 2021
LIHTC investments	$7,034	$2,857	$1,811
December 31, 2020
LIHTC investments	$6,914	$2,765	$1,823

We amortize our LIHTC investments over the period that we expect to receive the tax benefits. During the first three months of 2021, we recognized $50 million of amortization and $47 million of tax credits associated with these investments within “income taxes” on our income statement. During the first three months of 2020, we recognized $49 million of amortization and $46 million of tax credits associated with these investments within “income taxes” on our income statement.

Principal investments. Our maximum exposure to loss associated with indirect principal investments consists of the investments’ fair value plus any unfunded equity commitments. The fair value of our indirect principal investments totaled $51 million and $53 million at March 31, 2021, and December 31, 2020, respectively. These investments are recorded in “other investments” on our balance sheet. The table below reflects the size of the private equity funds in which we were invested as well as our maximum exposure to loss in connection with these investments at March 31, 2021, and December 31, 2020.

	Unconsolidated VIEs
in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
March 31, 2021
Indirect investments	$10,583	$165	$67
December 31, 2020
Indirect investments	$10,899	$168	$78

Through our principal investing entities, we have formed and funded operating entities that provide management and other related services to our investment company funds, which directly invest in portfolio companies. These entities had no assets at March 31, 2021, and December 31, 2020, that can be used to settle the entities’

obligations. The entities had no liabilities at March 31, 2021, and December 31, 2020, and other equity investors have no recourse to our general credit.

Additional information on our indirect and direct principal investments is provided in Note 5 (“Fair Value Measurements”) and in Note 13 (“Variable Interest Entities “) beginning on page 156 of our 2020 Form 10-K.

Other unconsolidated VIEs. We are involved with other various entities in the normal course of business which we have determined to be VIEs. We have determined that we are not the primary beneficiary of these VIEs because we do not have the power to direct the activities that most significantly impact their economic performance. Our assets associated with these unconsolidated VIEs totaled $364 million at March 31, 2021, and $351 million at December 31, 2020. These assets are recorded in “accrued income and other assets,” “other investments,” “securities available for sale,” and “loans, net of unearned income” on our balance sheet. We had liabilities totaling $1 million and $1 million associated with these unconsolidated VIEs at March 31, 2021, and December 31, 2020, respectively. Additional information pertaining to our other unconsolidated VIEs is included in Note 13 (“Variable Interest Entities“) under the heading “Other unconsolidated VIEs” on page 1 of our 2020 Form 10-K.

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

The effective tax rate, which is the provision for income taxes as a percentage of income before income taxes, was 19.4% for the first quarter of 2021 and 13.4% for the first quarter of 2020. The effective tax rates are less than our combined federal and state statutory tax rate of 23.7%, primarily due to income from investments in tax-advantaged assets such as corporate-owned life insurance and credits associated with renewable energy and low-income housing investments.

Deferred Taxes

At March 31, 2021, we had a net deferred tax liability of $11 million, compared to a net deferred tax liability of $100 million at December 31, 2020.

To determine the amount of deferred tax assets that are more likely than not to be realized, and therefore recorded, we conduct a quarterly assessment of all available evidence. This evidence includes, but is not limited to, taxable income in prior periods, projected future taxable income, and projected future reversals of deferred tax items. These assessments involve a degree of subjectivity and may undergo change. Based on these criteria, we had no valuation allowance at March 31, 2021, and December 31, 2020.

Unrecognized Tax Benefits

At March 31, 2021, Key’s unrecognized tax benefits were $56 million. As permitted under the applicable accounting guidance for income taxes, it is our policy to recognize interest and penalties related to unrecognized tax benefits in “income tax expense.”

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

13. Acquisition and Discontinued Operations

Acquisitions

Arbitria Quum Notitia, LLC (AQN Strategies). On February 25, 2021, KeyCorp acquired AQN Strategies, a diversified consulting practice, specializing in analytically driven strategies and solutions as it relates to bank transformations, credit and growth, and payments intelligence. The acquisition of AQN Strategies will advance Key’s analytics by adding senior talent and expertise directly aligned to Key’s focus areas. The acquisition was accounted for as a business combination. As a result, we recognized goodwill of $9 million. No other material assets were acquired or liabilities assumed as a result of the acquisition.

Discontinued operations

Discontinued operations primarily includes our government-guaranteed and private education lending business. At March 31, 2021, and December 31, 2020, approximately $675 million and $710 million, respectively, of education loans are included in discontinued assets on the Consolidated Balance Sheets. Net interest income after provision for credit losses for this business is not material and is included in income (loss) from discontinued operations, net of taxes on the Consolidated Statements of Income.

14. Securities Financing Activities

We enter into repurchase agreements to finance overnight customer sweep deposits. We also enter into repurchase and reverse repurchase agreements to settle other securities obligations. We account for these securities financing agreements as collateralized financing transactions. Repurchase and reverse repurchase agreements are recorded on the balance sheet at the amounts for which the securities will be subsequently sold or repurchased. Securities borrowed transactions are recorded on the balance sheet at the amounts of cash collateral advanced. While our securities financing agreements incorporate a right of set off, the assets and liabilities are reported on a gross basis. Reverse repurchase agreements and securities borrowed transactions are included in “short-term investments” on the Consolidated Balance Sheets; repurchase agreements are included in “federal funds purchased and securities sold under repurchase agreements.” Additional information regarding our securities financing activities, including risk management activities, is provided in Note 16 (“Securities Financing Activities”) beginning on page 160 of our 2020 Form 10-K.

The following table summarizes our securities financing agreements at March 31, 2021, and December 31, 2020:

	March 31, 2021				December 31, 2020
in millions	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts
Offsetting of financial assets:
Reverse repurchase agreements	$18	$(13)	$(5)	—	$6	$(6)	—	—
Securities borrowed	—	—	—	—	$500	—	$(500)	—
Total	$18	$(13)	$(5)	—	$506	$(6)	$(500)	—

Offsetting of financial liabilities:
Repurchase agreements (c)	$281	$(13)	$(268)	—	$220	$(6)	$(214)	—
Total	$281	$(13)	$(268)	—	$220	$(6)	$(214)	—

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

As of March 31, 2021, the carrying amount of assets pledged as collateral against repurchase agreements totaled $307 million. Assets pledged as collateral are reported in “securities available for sale” and “held-to-maturity securities” on the Consolidated Balance Sheets. At March 31, 2021, the liabilities associated with collateral pledged were solely comprised of customer sweep financing activity and had a carrying value of $268 million. The collateral pledged under customer sweep repurchase agreements is posted to a third-party custodian and cannot be sold or repledged by the secured party. The risk related to a decline in the market value of collateral pledged is minimal given the collateral's high credit quality and the overnight duration of the repurchase agreements.

15. Employee Benefits

Pension Plans

The components of net pension cost (benefit) for all funded and unfunded plans are recorded in Other expense and are summarized in the following table. For more information on our Pension Plans and Other Postretirement Benefit Plans, see Note 18 (“Employee Benefits”) beginning on page 164 of our 2020 Form 10-K.

	Three months ended March 31,
in millions	2021	2020
Interest cost on PBO	$6	$9
Expected return on plan assets	(7)	(10)
Amortization of losses	5	4
Settlement loss	—	4
Net pension cost	$4	$7

16. Trust Preferred Securities Issued by Unconsolidated Subsidiaries

We own the outstanding common stock of business trusts formed by us that issued corporation-obligated, mandatorily redeemable, trust preferred securities. The trusts used the proceeds from the issuance of their trust preferred securities and common stock to buy debentures issued by KeyCorp. These debentures are the trusts’ only assets; the interest payments from the debentures finance the distributions paid on the mandatorily redeemable trust preferred securities. The outstanding common stock of these business trusts is recorded in Other investments on the Consolidated Balance Sheets. We unconditionally guarantee the following payments or distributions on behalf of the trusts:

•required distributions on the trust preferred securities;
•the redemption price when a capital security is redeemed; and
•the amounts due if a trust is liquidated or terminated.

The Regulatory Capital Rules, discussed in “Supervision and regulation” in Item 2 of this report, require us to treat our mandatorily redeemable trust preferred securities as Tier 2 capital.

The trust preferred securities, common stock, and related debentures are summarized as follows:

dollars in millions	Trust Preferred Securities, Net of Discount (a)	Common Stock	Principal Amount of Debentures, Net of Discount (b)	Interest Rate of Trust Preferred Securities and Debentures (c)	Maturity of Trust Preferred Securities and Debentures
March 31, 2021
KeyCorp Capital I	$156	$6	$162	0.965%	2028
KeyCorp Capital II	126	4	130	6.875	2029
KeyCorp Capital III	115	4	119	7.750	2029
HNC Statutory Trust III	20	1	21	1.605	2035
Willow Grove Statutory Trust I	19	1	20	1.527	2036
HNC Statutory Trust IV	17	1	18	1.494	2037
Westbank Capital Trust II	8	—	8	2.429	2034
Westbank Capital Trust III	8	—	8	2.429	2034
Total	$469	$17	$486	4.334%	—

December 31, 2020	$483	$17	$500	4.464%	—

(a)The trust preferred securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of trust preferred securities carries an interest rate identical to that of the related debenture. Certain trust preferred securities include basis adjustments related to fair value hedges totaling $56 million at March 31, 2021, and $70 million at December 31, 2020. See Note 7 (“Derivatives and Hedging Activities”) for an explanation of fair value hedges.
(b)We have the right to redeem these debentures. If the debentures purchased by KeyCorp Capital I, HNC Statutory Trust III, Willow Grove Statutory Trust I, HNC Statutory Trust IV, Westbank Capital Trust II, or Westbank Capital Trust III are redeemed before they mature, the redemption price will be the principal amount, plus any accrued but unpaid interest. If the debentures purchased by KeyCorp Capital II or KeyCorp Capital III are redeemed before they mature, the redemption price will be the greater of: (i) the principal amount, plus any accrued but unpaid interest, or (ii) the sum of the present values of principal and interest payments discounted at the Treasury Rate (as defined in the applicable indenture), plus 20 basis points for KeyCorp Capital II or 25 basis points for KeyCorp Capital III, or 50 basis points in the case of redemption upon either a tax or a capital treatment event for either KeyCorp Capital II or KeyCorp Capital III, plus any accrued but unpaid interest. The principal amount of certain debentures includes basis adjustments related to fair value hedges totaling $56 million at March 31, 2021, and $70 million at December 31, 2020. See Note 7 (“Derivatives and Hedging Activities”) for an explanation of fair value hedges. The principal amount of debentures, net of discounts, is included in “long-term debt” on the balance sheet.
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

17. Contingent Liabilities and Guarantees

Legal Proceedings

Litigation. From time to time, in the ordinary course of business, we and our subsidiaries are subject to various litigation, investigations, and administrative proceedings. Private, civil litigation may range from individual actions involving a single plaintiff to putative class action lawsuits with potentially thousands of class members. Investigations may involve both formal and informal proceedings, by both government agencies and self-regulatory bodies. These matters may involve claims for substantial monetary relief. At times, these matters may present novel claims or legal theories. Due to the complex nature of these various other matters, it may be years before some matters are resolved. While it is impossible to ascertain the ultimate resolution or range of financial liability, based on information presently known to us, we do not believe there is any matter to which we are a party, or involving any of our properties that, individually or in the aggregate, would reasonably be expected to have a material adverse effect on our financial condition. We continually monitor and reassess the potential materiality of these litigation matters. We note, however, that in light of the inherent uncertainty in legal proceedings there can be no assurance that the ultimate resolution will not exceed established reserves. As a result, the outcome of a particular matter, or a combination of matters, may be material to our results of operations for a particular period, depending upon the size of the loss or our income for that particular period.

Guarantees

We are a guarantor in various agreements with third parties. The following table shows the types of guarantees that we had outstanding at March 31, 2021. Information pertaining to the basis for determining the liabilities recorded in connection with these guarantees is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Contingencies and Guarantees” beginning on page 116 of our 2020 Form 10-K.

March 31, 2021	Maximum Potential Undiscounted Future Payments	Liability Recorded
in millions
Financial guarantees:
Standby letters of credit	$3,229	$72
Recourse agreement with FNMA	5,951	23
Residential mortgage reserve	2,652	11
Written put options (a)	3,991	46
Total	$15,823	$152

(a)The maximum potential undiscounted future payments represent notional amounts of derivatives qualifying as guarantees.

We determine the payment/performance risk associated with each type of guarantee described below based on the probability that we could be required to make the maximum potential undiscounted future payments shown in the preceding table. We use a scale of low (0% to 30% probability of payment), moderate (greater than 30% to 70% probability of payment), or high (greater than 70% probability of payment) to assess the payment/performance risk, and have determined that the payment/performance risk associated with each type of guarantee outstanding at March 31, 2021, is low. Information pertaining to the nature of each of the guarantees listed below is included in Note 22 (“Commitments, Contingent Liabilities, and Guarantees”) under the heading “Guarantees” beginning on page 174 of our 2020 Form 10-K.

Standby letters of credit. At March 31, 2021, our standby letters of credit had a remaining weighted-average life of 1.7 years, with remaining actual lives ranging from less than 1 year to as many as 13.7 years.

Recourse agreement with FNMA. At March 31, 2021, the outstanding commercial mortgage loans in this program had a weighted-average remaining term of 7.8 years, and the unpaid principal balance outstanding of loans sold by us as a participant was $19.6 billion. The maximum potential amount of undiscounted future payments that we could be required to make under this program, as shown in the preceding table, is equal to approximately 30% of the principal balance of loans outstanding at March 31, 2021. FNMA delegates responsibility for originating, underwriting, and servicing mortgages, and we assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan that we sell to FNMA. We maintain a reserve for such potential losses in an amount that we believe approximates the fair value of our liability in addition to the expected credit loss for the guarantee as described in Note 4 (“Asset Quality“).

Residential Mortgage Banking. At March 31, 2021, the unpaid principal balance outstanding of loans sold by us in this program was $8.8 billion. The maximum potential amount of undiscounted future payments that we could be required to make under this program, as shown in the preceding table, is equal to approximately 30% of the principal balance of loans outstanding at March 31, 2021.

Our liability for estimated repurchase obligations on loans sold, which is included in Other liabilities on the Consolidated Balance Sheets, was $11 million at March 31, 2021. For more information on our residential mortgages, see Note 8 (“Mortgage Servicing Assets“).

Written put options. At March 31, 2021, our written put options had an average life of 2.4 years. These written put options are accounted for as derivatives at fair value, as further discussed in Note 7 (“Derivatives and Hedging Activities”).

Written put options where the counterparty is a broker-dealer or bank are accounted for as derivatives at fair value but are not considered guarantees since these counterparties typically do not hold the underlying instruments. In addition, we are a purchaser and seller of credit derivatives, which are further discussed in Note 7 (“Derivatives and Hedging Activities”).

Other Off-Balance Sheet Risk

Other off-balance sheet risk stems from financial instruments that do not meet the definition of a guarantee as specified in the applicable accounting guidance, and from other relationships. Additional information pertaining to types of other off-balance sheet risk is included in Note 22 (“Commitments, Contingent Liabilities, and Guarantees”) under the heading “Other Off-Balance Sheet Risk” on page 175 of our 2020 Form 10-K.

18. Accumulated Other Comprehensive Income

Our changes in AOCI for the three months ended March 31, 2021, and March 31, 2020, are as follows:

in millions	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative financial instruments	Foreign currency translation adjustment	Net pension and postretirement benefit costs	Total
Balance at December 31, 2020	$567	$476	—	$(305)	$738
Other comprehensive income before reclassification, net of income taxes	(628)	58	—	(1)	(571)
Amounts reclassified from AOCI, net of income taxes (a)	—	(68)	—	4	(64)
Net current-period other comprehensive income, net of income taxes	(628)	(10)	—	3	(635)
Balance at March 31, 2021	$(61)	$466	—	$(302)	$103

Balance at December 31, 2019	$115	$250	—	$(339)	$26
Other comprehensive income before reclassification, net of income taxes	408	402	—	—	810
Amounts reclassified from AOCI, net of income taxes (a)	(3)	(25)	—	6	(22)
Net current-period other comprehensive income, net of income taxes	405	377	—	6	788
Balance at March 31, 2020	$520	$627	—	$(333)	$814

(a)See table below for details about these reclassifications.

Our reclassifications out of AOCI for the three months ended March 31, 2021, and March 31, 2020, are as follows:

	Three months ended March 31,		Affected Line Item in the Statement Where Net Income is Presented
in millions	2021	2020
Unrealized gains (losses) on available for sale securities
Realized gains	—	$4	Other income
	—	4	Income (loss) from continuing operations before income taxes
	—	1	Income taxes
	—	$3	Income (loss) from continuing operations
Unrealized gains (losses) on derivative financial instruments
Interest rate	$89	$34	Interest income — Loans
Interest rate	(1)	(1)	Interest expense — Long-term debt
Interest rate	1	—	Investment banking and debt placement fees
	89	33	Income (loss) from continuing operations before income taxes
	21	8	Income taxes
	$68	$25	Income (loss) from continuing operations
Net pension and postretirement benefit costs
Amortization of losses	$(5)	$(4)	Other expense
Settlement loss	—	(4)	Other expense
	(5)	(8)	Income (loss) from continuing operations before income taxes
	(1)	(2)	Income taxes
	$(4)	$(6)	Income (loss) from continuing operations

19. Shareholders' Equity

Comprehensive Capital Plan

In January 2021, the Board of Directors authorized the repurchase of up to $900 million of our Common Shares, effective through the third quarter of 2021. We completed $166 million of Common Share repurchases, including $135 million of Common Share repurchases in the open market and $31 million of Common Share repurchases related to employee equity compensation programs, in the first quarter of 2021 under this authorization.

Consistent with our 2020 capital plan, the Board declared a quarterly dividend of $.185 per Common Share for the first quarter of 2021. Common Share repurchases and Common Share dividends paid during the first quarter are consistent with the Federal Reserve’s first quarter capital distribution limitations.

Preferred Stock

Preferred stock series	Amount outstanding (in millions)	Shares authorized and outstanding	Par value	Liquidation preference	Ownership interest per depositary share	Liquidation preference per depositary share	First quarter 2021 dividends paid per depositary share
Fixed-to-Floating Rate Perpetual Noncumulative Series D	$525	21,000	$1	$25,000	1/25th	$1,000	$12.50
Fixed-to-Floating Rate Perpetual Noncumulative Series E	500	500,000	1	1,000	1/40th	25	.382813
Fixed Rate Perpetual Noncumulative Series F	425	425,000	1	1,000	1/40th	25	.353125
Fixed Rate Perpetual Non-Cumulative Series G	450	450,000	1	1,000	1/40th	25	.351563

20. Business Segment Reporting

Consumer Bank

The Consumer Bank serves individuals and small businesses throughout our 15-state branch footprint and through our Laurel Road digital brand by offering a variety of deposit and investment products, personal finance and financial wellness services, lending, student loan refinancing, mortgage and home equity,credit card, treasury services, and business advisory services. In addition, wealth management and investment services are offered to assist non-profit, and high-net-worth clients with their banking, trust, portfolio management, life insurance, charitable giving, and related needs.

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

The table below shows selected financial data for our business segments for the three-month periods ended March 31, 2021, and March 31, 2020. Capital is assigned to each business segment based on a combination of regulatory and economic equity.

Three months ended March 31,	Consumer Bank		Commercial Bank		Other		Total Key
dollars in millions	2021	2020	2021	2020	2021	2020	2021	2020
SUMMARY OF OPERATIONS
Net interest income (TE)	$607	$581	$411	$421	$(6)	$(13)	$1,012	$989
Noninterest income	257	229	447	220	34	28	738	477
Total revenue (TE) (a)	864	810	858	641	28	15	1,750	1,466
Provision for credit losses	(23)	136	(67)	222	(3)	1	(93)	359
Depreciation and amortization expense	18	21	34	36	38	35	90	92
Other noninterest expense	583	518	409	326	(11)	(5)	981	839
Income (loss) from continuing operations before income taxes (TE)	286	135	482	57	4	(16)	772	176
Allocated income taxes and TE adjustments	69	32	99	(9)	(14)	8	154	31
Income (loss) from continuing operations	217	103	383	66	18	(24)	618	145
Income (loss) from discontinued operations, net of taxes	—	—	—	—	4	1	4	1
Net income (loss)	217	103	383	66	22	(23)	622	146
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	—	—	—
Net income (loss) attributable to Key	$217	$103	$383	$66	$22	$(23)	$622	$146

AVERAGE BALANCES (b)
Loans and leases	$39,249	$33,175	$60,885	$62,104	$594	$895	$100,728	$96,174
Total assets (a)	42,476	36,415	70,114	71,410	59,643	38,403	172,233	146,228
Deposits	85,033	73,133	51,894	36,443	813	752	137,740	110,328
OTHER FINANCIAL DATA
Net loan charge-offs (b)	$36	$43	$78	$40	$—	$1	$114	$84
Return on average allocated equity (b)	25.76%	12.30%	17.47%	5.57%	1.34%	(1.06)%	14.11%	3.39%
Return on average allocated equity	25.76	12.30	17.47	5.57	1.63	(1.02)	14.20	3.41
Average full-time equivalent employees (c)	8,284	8,144	2,066	2,091	6,736	6,294	17,086	16,529
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

21. Revenue from Contracts with Customers

The following table represents a disaggregation of revenue from contracts with customers, by business segment, for the three-month periods ended March 31, 2021, and March 31, 2020.

	Three months ended March 31, 2021			Three months ended March 31, 2020
dollars in millions	Consumer Bank	Commercial Bank	Total Contract Revenue	Consumer Bank	Commercial Bank	Total Contract Revenue
NONINTEREST INCOME
Trust and investment services income	$101	$18	$119	$93	$19	$112
Investment banking and debt placement fees	—	79	79	—	47	47
Services charges on deposit accounts	39	34	73	56	28	84
Cards and payments income	43	61	104	38	26	64
Other noninterest income	3	1	4	2	—	2
Total revenue from contracts with customers	$186	$193	$379	$189	$120	$309

Other noninterest income (a)			$325			$140
Noninterest income from Other(b)			34			28
Total noninterest income			$738			$477

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

We had no material contract assets or contract liabilities as of March 31, 2021, and March 31, 2020.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of KeyCorp

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of KeyCorp as of March 31, 2021, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for the three-months ended March 31, 2021 and 2020, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of KeyCorp as of December 31, 2020, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated February 22, 2021, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2020 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 4, 2021

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

Item 1A.     Risk Factors

For a discussion of certain risk factors affecting us, see the section titled “Supervision and Regulation” in Part I, Item 1. Business, on pages 10-25 of our 2020 Form 10-K; Part I, Item 1A. Risk Factors, on pages 26-38 of our 2020 Form 10-K; the sections titled “Supervision and regulation” and “Strategic developments” in this Form 10-Q; and our disclosure regarding forward-looking statements in this Form 10-Q.

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

The following table summarizes our repurchases of our Common Shares for the three months ended March 31, 2021.

Calendar month	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased as part of publicly announced plans or programs (b)
January 1 - 31	4,435,575	17.24	4,435,575	48,846,334
February 1 - 28	4,838,713	18.54	4,838,713	36,436,251
March 1 - 31	2,485	21.18	2,485	36,725,399
Total	9,276,773	$17.92	9,276,773

(a)Includes Common Shares deemed surrendered by employees in connection with our stock compensation and benefit plans to satisfy tax obligations.
(b)Calculated using the remaining general repurchase amount divided by the closing price of KeyCorp Common Shares as follows: on January 29, 2021, at $16.86; on February 26, 2021, at $20.14; and on March 31, 2021, at $19.98.

Item 6. Exhibits

15	Acknowledgment of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101	The following materials from KeyCorp’s Form 10-Q Report for the quarterly period ended March 31, 2021, formatted in inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income; (iii) the Consolidated Statements of Changes in Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.
104	The cover page from KeyCorp’s Form 10-Q for the quarterly period ended March 31, 2021, formatted in inline XBRL (contained in Exhibit 101).

*	Furnished herewith.

Information Available on Website

KeyCorp makes available free of charge on its website, www.key.com, its 2020 Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports as soon as reasonably practicable after KeyCorp electronically files such material with, or furnishes it to, the SEC. We also make available a summary of filings made with the SEC of statements of beneficial ownership of our equity securities filed by our directors and officers under Section 16 of the Exchange Act. The “Financials — Regulatory Disclosures and Filings” tab of the investor relations section of our website includes public disclosures concerning our prior annual and mid-year stress-testing activities under the Dodd-Frank Act. Information contained on or accessible through our website or any other website referenced in this report is not part of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

KEYCORP
(Registrant)

Date: May 4, 2021	/s/ Douglas M. Schosser
By: Douglas M. Schosser
Chief Accounting Officer (Principal Accounting Officer)