Form 10-Q
period 2021-06-30
KEYCORP /NEW/
filed 2021-08-02
CIK 91576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares with a par value of $1 each	956,370,102 shares
Title of class	Outstanding at July 29, 2021

KEYCORP

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion & Analysis of Financial Condition & Results of Operations

Introduction

This section reviews the financial condition and results of operations of KeyCorp and its subsidiaries for the quarterly periods ended June 30, 2021, and June 30, 2020. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. When you read this discussion, you should also refer to the consolidated financial statements and related notes in this report. The page locations of specific sections and notes that we refer to are presented in the Table of Contents.

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
AQN: Arbitria Quum Notitia, LLC (AQN Strategies)
ARRC: Alternative Reference Rates Committee.
ASC: Accounting Standards Codification.
ASU: Accounting Standards Update.
ATMs: Automated teller machines.
Austin: Austin Capital Management, Ltd.
BSA: Bank Secrecy Act.
BHCA: Bank Holding Company Act of 1956, as amended.
BHCs: Bank holding companies.
Board: KeyCorp Board of Directors.
CAPM: Capital Asset Pricing Model.
CARES Act: Coronavirus Aid, Relief, and Economic Security Act
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
•declining asset prices;
•deterioration of asset quality and an increase in credit losses due to the COVID-19 global pandemic and any of the related variants;
•the decline in oil prices;
•the extensive regulation of the U.S. financial services industry;
•changes in accounting policies, standards, and interpretations;
•operational or risk management failures by us or critical third parties;
•breaches of security or failure or unavailability of our technology systems due to technological or other factors and cybersecurity threats;
•negative outcomes from claims or litigation;
•failure or circumvention of our controls and procedures;
•the occurrence of natural or man-made disasters, global pandemics, conflicts, or terrorist attacks, or other adverse external events;
•increased operational risks resulting from the COVID-19 global pandemic and any of the related variants;
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
•uncertainty in markets due to the COVID-19 global pandemic and any of the related variants;
•a worsening of the U.S. economy due to financial, political or other shocks;
•our ability to anticipate interest rate changes and manage interest rate risk;
•uncertainty surrounding the transition from LIBOR to an alternate reference rate;
•deterioration of economic conditions in the geographic regions where we operate;
•the soundness of other financial institutions;
•economic disruption related to interest rate risk and market risk due to the COVID-19 global pandemic and any of the related variants;
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

Our year to date operating leverage remains positive and we are on track to achieve positive operating leverage for the year. Noninterest income continues to grow driven by record second quarter investment banking and debt placement fees. Consumer loan originations from consumer mortgage and Laurel Road reached record levels during the quarter.

Moderate Risk Profile

Maintain a moderate risk profile by targeting a net loan charge-offs to average loans ratio in the range of .40% to .60% through a credit cycle.

We believe our strong risk management practices and disciplined underwriting continue to strengthen our credit quality. Key credit metrics including nonperforming loans and net charge-offs are all down compared to the prior quarter.

Financial Return

A return on average tangible common equity in the range of 16.00% to 19.00%.

We have continued to maintain a strong level of capital. We ended the second quarter of 2021 with a Common Equity Tier 1 ratio of 9.9%, which is above our targeted range of 9.0% to 9.5%. We believe that this provides us with sufficient capacity to continue to support our customers and their borrowing needs and return capital to our shareholders, which is further evidenced by our announcement in the third quarter of 2021 of a new Common Share repurchase authorization of up to $1.5 billion.

Selected financial data

Our financial performance for each of the last five quarters is summarized in Figure 1.

Figure 1. Selected Financial Data

	2021		2020			Six Months Ended June 30,
dollars in millions, except per share amounts	Second	First	Fourth	Third	Second	2021	2020
FOR THE PERIOD
Interest income	$1,090	$1,087	$1,125	$1,119	$1,190	$2,177	$2,441
Interest expense	73	82	90	119	172	155	442
Net interest income	1,017	1,005	1,035	1,000	1,018	2,022	1,999
Provision for credit losses	(222)	(93)	20	160	482	(315)	841
Noninterest income	750	738	802	681	692	1,488	1,169
Noninterest expense	1,076	1,071	1,128	1,037	1,013	2,147	1,944
Income (loss) from continuing operations before income taxes	913	765	689	484	215	1,678	383
Income (loss) from continuing operations attributable to Key	724	618	575	424	185	1,342	330
Income (loss) from discontinued operations, net of taxes	5	4	7	4	2	9	3
Net income (loss) attributable to Key	729	622	582	428	187	1,351	333
Income (loss) from continuing operations attributable to Key common shareholders	698	591	549	397	159	1,289	277
Income (loss) from discontinued operations, net of taxes	5	4	7	4	2	9	3
Net income (loss) attributable to Key common shareholders	703	595	556	401	161	1,298	280
PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.73	$.61	$.57	$.41	$.16	$1.34	$.29
Income (loss) from discontinued operations, net of taxes	—	—	.01	—	—	—	—
Net income (loss) attributable to Key common shareholders (a)	.73	.62	.57	.41	.17	1.35	.29
Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	.72	.61	.56	.41	.16	1.33	.28
Income (loss) from discontinued operations, net of taxes — assuming dilution	—	—	.01	—	—	—	—
Net income (loss) attributable to Key common shareholders — assuming dilution (a)	.73	.61	.57	.41	.17	1.34	.29
Cash dividends paid	.185	.185	.185	.185	.185	.370	.370
Book value at period end	16.75	16.22	16.53	16.25	16.07	16.75	16.07
Tangible book value at period end	13.81	13.30	13.61	13.32	13.12	13.81	13.12
Weighted-average common shares outstanding (000)	957,423	964,878	967,987	967,804	967,147	961,292	967,380
Weighted-average common shares and potential common shares outstanding (000) (b)	967,163	974,297	976,460	973,988	972,141	970,806	974,272
AT PERIOD END
Loans	$100,730	$100,926	$101,185	$103,081	$106,159	$100,730	$106,159
Earning assets	165,026	160,810	155,469	155,585	156,177	165,026	156,177
Total assets	181,115	176,203	170,336	170,540	171,192	181,115	171,192
Deposits	146,072	142,183	135,282	136,746	135,513	146,072	135,513
Long-term debt	13,211	12,499	13,709	12,685	13,734	13,211	13,734
Key common shareholders’ equity	16,041	15,734	16,081	15,822	15,642	16,041	15,642
Key shareholders’ equity	17,941	17,634	17,981	17,722	17,542	17,941	17,542
PERFORMANCE RATIOS — FROM CONTINUING OPERATIONS
Return on average total assets	1.63%	1.44%	1.35%	1.00%	.45%	1.55%	.43%
Return on average common equity	18.21	14.98	13.65	9.98	4.05	16.64	3.58
Return on average tangible common equity (c)	22.34	18.25	16.61	12.19	4.96	20.34	4.40
Net interest margin (TE)	2.52	2.61	2.70	2.62	2.76	2.56	2.88
Cash efficiency ratio (c)	59.9	60.3	60.3	60.6	57.9	60.1	60.0
PERFORMANCE RATIOS — FROM CONSOLIDATED OPERATIONS
Return on average total assets	1.64%	1.45%	1.36%	1.00%	.46%	1.55%	.43%
Return on average common equity	18.34	15.08	13.82	10.08	4.10	16.76	3.62
Return on average tangible common equity (c)	22.50	18.37	16.82	12.31	5.02	20.48	4.45
Net interest margin (TE)	2.55	2.60	2.69	2.62	2.76	2.57	2.87
Loan-to-deposit (d)	70.4	73.1	76.5	77.2	80.4	70.4	80.4
CAPITAL RATIOS AT PERIOD END
Key shareholders’ equity to assets	9.9%	10.0%	10.6%	10.4%	10.2%	9.9%	10.2%
Key common shareholders’ equity to assets	8.9	9.0	9.5	9.3	9.2	8.9	9.2
Tangible common equity to tangible assets (c)	7.4	7.5	7.9	7.8	7.6	7.4	7.6
Common Equity Tier 1	9.9	9.9	9.7	9.5	9.1	9.9	9.1
Tier 1 risk-based capital	11.3	11.3	11.1	10.9	10.5	11.3	10.5
Total risk-based capital	13.2	13.4	13.4	13.3	12.8	13.2	12.8
Leverage	8.7	8.9	8.9	8.7	8.8	8.7	8.8
TRUST ASSETS
Assets under management	$47,737	$45,218	$44,140	$41,312	$39,722	$47,737	$39,722
OTHER DATA
Average full-time-equivalent employees	17,157	17,086	17,029	17,097	16,646	17,122	16,587
Branches	1,014	1,068	1,073	1,077	1,077	1,014	1,077
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

Strategic developments

Our actions and results during the second quarter of 2021 support our corporate strategy described in the “Introduction” section under the “Corporate strategy” heading on page 45 of our 2020 Form 10-K.

•We continued to make progress during the second quarter of 2021 to grow profitably heading into the second half of the year. We’ve achieved year-to-date positive operating leverage coupled with record second quarter revenues driven by investment banking and debt placement fees and record consumer loan originations from consumer mortgage and Laurel Road. Our consumer business generated over $4 billion in loan originations for the quarter. Since the launch of of our National Digital Bank earlier this year, Laurel Road for Doctors, we have added over 2,500 new doctors and dentists.
•Expanding targeted client relationships continues to remain a focus as we increased the number of our relationship bankers in targeted areas including the renewable energy investment banking space.
•During the second quarter of 2021, we effectively managed risk and rewards as net loan charge-offs were .09% of average loans, below our targeted range, reflecting not only the improving economic outlook, but also the enhanced asset quality profile of our portfolio due to consumer mix changes.
•Capital and liquidity continued to be clear strengths for us during the second quarter of 2021. Our strong capital position allows us to continue to execute against each of our capital priorities of organic growth, dividends, and share repurchases. During the second quarter of 2021, the Board of Directors approved a common share dividend of $.185 per Common Share. In July 2021, Key also announced a new Common Share repurchase authorization of up to $1.5 billion effective the third quarter of 2021 through the third quarter of 2022.

Demographics

The Consumer Bank serves individuals and small businesses throughout our 15-state branch footprint as well as healthcare professionals nationally through our Laurel Road digital brand by offering a variety of deposit and investment products, personal finance and financial wellness services, lending, student loan refinancing, mortgage and home equity, credit card, treasury services, and business advisory services. In addition, wealth management and investment services are offered to assist non-profit and high-net-worth clients with their banking, trust, portfolio management, life insurance, charitable giving, and related needs.

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

Under the Regulatory Capital Rules, standardized approach banking organizations, such as KeyCorp and KeyBank, are required to meet the minimum capital and leverage ratios set forth in Figure 2 below. At June 30, 2021, KeyCorp’s ratios under the fully phased-in Regulatory Capital Rules are set forth in Figure 2.

Figure 2. Minimum Capital Ratios and KeyCorp Ratios Under the Regulatory Capital Rules

Ratios (including stress capital buffer)	Regulatory Minimum Requirement	Stress Capital Buffer (b)	Regulatory Minimum With Stress Capital Buffer	KeyCorp June 30, 2021 (c)
Common Equity Tier 1	4.5%	2.5%	7.0%	9.9%
Tier 1 Capital	6.0	2.5	8.5	11.3
Total Capital	8.0	2.5	10.5	13.2
Leverage (a)	4.0	N/A	4.0	8.7
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

As of June 30, 2021, KeyBank (consolidated) satisfied the risk-based and leverage capital requirements necessary to be considered “well capitalized” for purposes of the PCA framework. However, investors should not regard this determination as a representation of the overall financial condition or prospects of KeyBank because the PCA framework is intended to serve a limited supervisory function. Moreover, it is important to note that the PCA framework does not apply to BHCs, like KeyCorp.

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

Due to the economic uncertainty caused by the COVID-19 pandemic, the Federal Reserve placed temporary restrictions on capital distributions by BHCs having more than $100 billion in total consolidated assets (including KeyCorp), that are in addition to limitations on capital distributions that apply under the Regulatory Capital Rules. On June 25, 2020, the Federal Reserve stated that for the third quarter of 2020, BHCs with more than $100 billion in total assets are prohibited from (i) making share repurchases (other than share repurchase relating to issuances of common stock for employee stock ownership plans); and (ii) paying common stock dividends that exceed the amount paid in the second quarter of 2020 or exceed an amount equal to the average of the firm’s net income for the four preceding calendar quarters unless otherwise specified by the Federal Reserve. The Federal Reserve continued these restrictions on dividends and share repurchases by large BHCs for the fourth quarter of 2020 in an announcement made on September 17, 2020.

On December 18, 2020, the Federal Reserve stated that because of the ongoing economic uncertainty, it was extending its limits on capital distributions by BHCs with more than $100 billion in total assets into the first quarter of 2021, with certain modifications. The Federal Reserve noted that these firms (i) are prohibited from increasing their common stock dividends to an amount greater than the amount paid in the second quarter of 2020; and (ii) are prohibited from paying common stock dividends and making share repurchases that, in the aggregate, exceed an amount equal to the average of the firm’s net income for the four preceding calendar quarters. The Federal Reserve further indicated that it was extending the time period for the Federal Reserve to notify firms whether their stress capital buffer requirements will be recalculated until March 31, 2021.

On March 25, 2021, the Federal Reserve said that it was continuing into the second quarter of 2021 the restrictions on dividends and share repurchases for BHCs with more than $100 billion in total assets that it announced on December 18, 2020, and indicated that it was extending the time period for the Federal Reserve to notify firms whether their stress capital buffer requirements will be recalculated until June 30, 2021. The Federal Reserve also announced that these temporary restrictions on BHC dividends and share repurchases will end for most firms after June 30, 2021. Firms subject to the Federal Reserve’s supervisory stress test in 2021 with capital levels above those required by the stress test will no longer be subject to the temporary additional restrictions after that date while firms with capital levels below those required by the stress test will remain subject to the restrictions. On June 24, 2021, the Federal Reserve announced that all 23 firms that participated in the Federal Reserve’s 2021 supervisory stress test had capital levels above the required minimum and are no longer subject to the temporary additional restrictions on dividends and share repurchases.

For BHCs that are on a two-year stress test cycle and were not subject to the Federal Reserve’s supervisory stress test in 2021 (including KeyCorp), the temporary additional restrictions on dividends and share repurchases ended after June 30, 2021. Beginning on July 1, 2021, these firms are allowed to make capital distributions that are consistent with the Regulatory Capital Rules, inclusive of the stress capital buffer requirement based on the firm’s June 2020 stress test. In August 2020, the Federal Reserve confirmed that KeyCorp’s required stress capital buffer, based on its June 2020 stress test, is 2.5%, which is the minimum buffer requirement for firms the size of KeyCorp. In June 2021, the Federal Reserve re-confirmed that KeyCorp’s required stress capital buffer is 2.5%.

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

Resolution plans

The FDIC’s resolution plan rule requires insured depository institutions (“IDIs”) with $50 billion or more in total assets to submit periodically to the FDIC a resolution plan that will facilitate the FDIC’s resolution of the institution under the Federal Deposit Insurance Act in the event of the institution’s failure. On April 16, 2019, the FDIC issued an advance notice of proposed rulemaking requesting public comment on potential changes to its resolution plan rule and extended the due date for the next resolution plan for all institutions until after the completion of the rulemaking. On January 19, 2021, the FDIC issued a statement announcing that it will resume requiring IDIs with $100 billion or more in total assets to submit resolution plans.

On June 25, 2021, the FDIC issued a statement describing the modified approach that it plans to take in implementing certain aspects of its resolution plan rule with respect to IDIs with $100 billion or more in total assets (including KeyBank). In this statement, the FDIC (i) indicated that these institutions will be required to submit resolution plans on a three-year cycle; (ii) described the content requirements for these resolution plan submissions; and (iii) specified that there will be greater emphasis in the future on periodic engagement and capabilities testing by the FDIC with individual institutions. A key goal of the FDIC’s modified approach is to provide the FDIC with the information that it will need to meet the operational challenges of resolving an institution in a way that best preserves value and minimizes disruptions. The FDIC stated that resolution plans will be submitted in two groups, with the first group consisting of IDIs whose parent company is not a U.S. global systemically important bank or a Category II banking organization and the second group consisting of all other IDIs with $100 billion or more in total assets. KeyBank is in the first group.

See Item 1. Business of our 2020 Form 10-K under the heading “Supervision and Regulation - FDIA, Resolution Authority and Financial Stability” for a discussion of other recent developments concerning resolution plans.

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

On May 18, 2021, the OCC announced that it will reconsider a final rule that it adopted in 2020 to modernize the regulatory framework for implementing the CRA (the “2020 Final Rule”). The OCC said that it intends to evaluate issues and questions that have been raised concerning the 2020 Final Rule, consider additional stakeholder input, reassess relevant data, and take additional regulatory action, as appropriate. The OCC indicated that while its reconsideration is ongoing, banks subject to the 2020 Final Rule (including KeyBank) may suspend efforts to implement the provisions of the rule that have a compliance date of January 1, 2023, or January 1, 2024. In addition, the OCC stated that it does not plan to finalize a rule that it proposed in December 2020 to provide an approach for determining the benchmarks, thresholds, and minimums that would be used to assess a bank’s performance under the 2020 Final Rule. The OCC further said that it was discontinuing the CRA information collection published in December 2020 that relates to this subject.

On July 20, 2021, the OCC announced that it had completed its review of the 2020 Final Rule and that it plans to (i) propose rescinding the 2020 Final Rule; and (ii) work with the Federal Reserve and the FDIC to develop a joint rulemaking to strengthen and modernize regulations implementing the CRA. Also, on July 20, 2021, the OCC, the Federal Reserve, and the FDIC issued an interagency statement indicating that they are committed to working together to issue a joint rulemaking with respect to CRA modernization.

See Item 1. Business of our 2020 Form 10-K under the heading “Supervision and Regulation - Other Regulatory Developments - Community Reinvestment Act” for a discussion of other recent developments concerning the CRA.

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

Regulatory developments concerning COVID-19

On March 30, 2021, President Biden signed into law the PPP Extension Act, which extended the deadline for submitting loan applications under this program from March 31, 2021, to May 31, 2021. KeyBank participates as a lender in the PPP, which provides SBA-guaranteed loans to small businesses.

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

On June 28, 2021, the CFPB issued a final rule that amends the CFPB’s mortgage servicing rules to help ensure that borrowers affected by the COVID-19 pandemic have a meaningful opportunity to be evaluated for loss mitigation before the initiation of foreclosure proceedings. Among other things, the final rule (i) establishes a temporary COVID-19 emergency pre-foreclosure review period that, with certain exceptions, prohibits servicers from commencing a foreclosure action involving a borrower’s principal residence until after December 31, 2021; (ii) permits servicers to offer borrowers experiencing a COVID-19 related hardship certain streamlined loan modification options based on the evaluation of an incomplete application; and (iii) revises the early intervention and reasonable diligence obligations of servicers to ensure that they communicate timely and accurate information to borrowers about their loss mitigation options. The final rule is effective on August 31, 2021. Certain requirements apply only until October 1, 2022.

See Item 1. Business of our 2020 Form 10-K under the heading “Supervision and Regulation - Other Regulatory Developments - Regulatory developments concerning COVID-19” for a discussion of other recent regulatory developments relating to the COVID-19 pandemic.

Results of Operations

Earnings overview

The following chart provides a reconciliation of net income from continuing operations attributable to Key common shareholders for the three months ended June 30, 2020, to the three months ended June 30, 2021 (dollars in millions):

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

TE net interest income was $1.0 billion for the second quarter of 2021, compared to TE net interest income of $1.0 billion for the second quarter of 2020. The decrease in TE net interest income reflects a decrease in the net interest margin largely offset by higher earning asset balances. The net interest margin was impacted by lower interest rates and a change in balance sheet mix, including elevated levels of liquidity.

For the six months ended June 30, 2021, TE net interest income increased $21 million from the same period last year and net interest margin decreased by 32 basis points. Both TE net interest income and the net interest margin were impacted by higher earning asset balances, including elevated levels of liquidity, lower interest bearing deposit costs, and higher loan fees from PPP forgiveness, partially offset by lower earning asset yields. Net interest income was also impacted by one less day in 2021.

Average loans were $100.8 billion for the second quarter of 2021, a decrease of $7.1 billion compared to the second quarter of 2020. Commercial loans decreased $9.5 billion, reflecting decreased utilization versus the year-ago period, partly offset by growth in PPP loans. Consumer loans increased $2.4 billion, reflecting strength from Laurel Road and Key's consumer mortgage business, partly offset by Key's exit from the indirect auto lending business.

Average deposits totaled $144.3 billion for the second quarter of 2021, an increase of $16.3 billion compared to the year-ago quarter, reflecting growth from consumer and commercial relationships, partially offset by a decline in time deposits.

Figure 4. Consolidated Average Balance Sheets, Net Interest Income, and Yields/Rates and Components of Net Interest Income Changes from Continuing Operations

	Three months ended June 30, 2021			Three months ended June 30, 2020			Change in Net interest income due to
dollars in millions	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)	Volume	Yield/Rate	Total
ASSETS
Loans (b), (c)
Commercial and industrial (d)	$51,808	$450	3.48%	$60,480	$518	3.44%	$(75)	$7	$(68)
Real estate — commercial mortgage	12,825	117	3.67	13,510	128	3.80	(6)	(5)	(11)
Real estate — construction	2,149	20	3.68	1,756	17	3.97	4	(1)	3
Commercial lease financing	4,060	30	2.98	4,584	33	2.96	(4)	1	(3)
Total commercial loans	70,842	617	3.49	80,330	696	3.49	(81)	2	(79)
Real estate — residential mortgage	11,055	81	2.92	7,783	69	3.57	25	(13)	12
Home equity loans	9,089	85	3.76	9,949	97	3.89	(8)	(4)	(12)
Consumer direct loans	4,910	57	4.69	4,152	55	5.24	9	(7)	2
Credit cards	908	22	9.79	983	25	10.22	(2)	(1)	(3)
Consumer indirect loans	4,010	32	3.19	4,744	45	3.82	(6)	(7)	(13)
Total consumer loans	29,972	277	3.71	27,611	291	4.22	18	(32)	(14)
Total loans	100,814	894	3.56	107,941	987	3.67	(63)	(30)	(93)
Loans held for sale	1,616	11	2.60	2,463	21	3.50	(6)	(4)	(10)
Securities available for sale (b), (e)	33,623	133	1.57	20,749	121	2.43	59	(47)	12
Held-to-maturity securities (b)	6,452	45	2.75	9,331	56	2.43	(19)	8	(11)
Trading account assets	837	5	2.56	760	5	2.43	—	—	—
Short-term investments	18,817	6.13		7,892	7.31		5	(6)	(1)
Other investments (e)	622	2	1.02	672	—	.29	—	2	2
Total earning assets	162,781	1,096	2.70	149,808	1,197	3.22	(24)	(77)	(101)
Allowance for loan and lease losses	(1,442)			(1,413)
Accrued income and other assets	16,531			15,704
Discontinued assets	650			793
Total assets	$178,520			$164,892

LIABILITIES
NOW and money market deposit accounts	$83,981	9.05		$75,297	56.30		6	(53)	(47)
Savings deposits	6,859	1.03		5,130	—	.04	—	1	1
Certificates of deposit ($100,000 or more)	2,212	4.72		4,950	24	1.93	(9)	(11)	(20)
Other time deposits	2,630	2.38		4,333	16	1.52	(5)	(9)	(14)
Total interest-bearing deposits	95,682	16.07		89,710	96.43		(8)	(72)	(80)
Federal funds purchased and securities sold under repurchase agreements	251	—	.02	242	—	.03	—	—	—
Bank notes and other short-term borrowings	744	3	1.19	2,869	5.57		(5)	3	(2)
Long-term debt (f), (g)	11,978	54	1.82	12,954	71	2.30	(5)	(12)	(17)
Total interest-bearing liabilities	108,655	73.27		105,775	172.66		(18)	(81)	(99)
Noninterest-bearing deposits	48,640			38,267
Accrued expense and other liabilities	3,304			2,369
Discontinued liabilities (g)	650			793
Total liabilities	161,249			147,204
EQUITY
Key shareholders’ equity	17,271			17,688
Noncontrolling interests	—			—
Total equity	17,271			17,688
Total liabilities and equity	$178,520			$164,892

Interest rate spread (TE)			2.43%			2.56%
Net interest income (TE) and net interest margin (TE)		1,023	2.52%		1,025	2.76%	$(6)	$4	(2)
TE adjustment (b)		6			7
Net interest income, GAAP basis		$1,017			$1,018

(a)Results are from continuing operations. Interest excludes the interest associated with the liabilities referred to in (g), calculated using a matched funds transfer pricing methodology.
(b)Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 21% for the three months ended June 30, 2021, and June 30, 2020.
(c)For purposes of these computations, nonaccrual loans are included in average loan balances.
(d)Commercial and industrial average balances include $132 million and $135 million of assets from commercial credit cards for the three months ended June 30, 2021, and June 30, 2020, respectively.
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

	Six months ended June 30, 2021			Six months ended June 30, 2020			Change in Net interest income due to
dollars in millions	Average Balance	Interest (a)	Yield/ Rate (a)	Average Balance	Interest (a)	Yield/ Rate (a)	Volume	Yield/Rate	Total
ASSETS
Loans (b), (c)
Commercial and industrial (d)	$52,194	$902	3.49%	$54,973	$1,026	3.75%	$(50)	$(74)	$(124)
Real estate — commercial mortgage	12,742	232	3.67	13,529	283	4.20	(16)	(35)	(51)
Real estate — construction	2,099	39	3.71	1,711	37	4.35	8	(6)	2
Commercial lease financing	4,101	61	2.99	4,575	72	3.17	(7)	(4)	(11)
Total commercial loans	71,136	1,234	3.49	74,788	1,418	3.81	(65)	(119)	(184)
Real estate — residential mortgage	10,380	154	2.97	7,500	137	3.66	46	(29)	17
Home equity loans	9,189	173	3.79	10,052	210	4.19	(17)	(20)	(37)
Consumer direct loans	4,864	113	4.70	3,930	109	5.56	23	(19)	4
Credit cards	920	46	10.12	1,032	56	10.89	(6)	(4)	(10)
Consumer indirect loans	4,288	69	3.25	4,756	91	3.84	(8)	(14)	(22)
Total consumer loans	29,641	555	3.77	27,270	603	4.44	38	(86)	(48)
Total loans	100,777	1,789	3.58	102,058	2,021	3.98	(27)	(205)	(232)
Loans held for sale	1,574	22	2.74	2,174	40	3.71	(10)	(8)	(18)
Securities available for sale (b), (e)	31,841	263	1.66	20,960	250	2.46	105	(92)	13
Held-to-maturity securities (b)	6,818	90	2.63	9,575	118	2.47	(36)	8	(28)
Trading account assets	842	10	2.35	913	13	2.73	(1)	(2)	(3)
Short-term investments	17,670	11.13		4,828	13.52		14	(16)	(2)
Other investments (e)	618	4	1.21	643	1.34		—	3	3
Total earning assets	160,140	2,189	2.75	141,151	2,456	3.51	45	(312)	(267)
Allowance for loan and lease losses	(1,532)			(1,255)
Accrued income and other assets	16,463			15,268
Discontinued assets	668			815
Total assets	$175,739			$155,979

LIABILITIES
NOW and money market deposit accounts	$82,717	20.05		$71,009	168.47		24	(172)	(148)
Savings deposits	6,533	1.03		4,893	1.04		—	—	—
Certificates of deposit ($100,000 or more)	2,390	10.85		5,630	58	2.08	(24)	(24)	(48)
Other time deposits	2,766	6.48		4,617	38	1.67	(11)	(21)	(32)
Total interest-bearing deposits	94,406	37.08		86,149	265.62		(11)	(217)	(228)
Federal funds purchased and securities sold under repurchase agreements	247	—	.03	1,122	6	1.05	(3)	(3)	(6)
Bank notes and other short-term borrowings	811	4.89		2,135	10.90		(7)	1	(6)
Long-term debt (f), (g)	12,402	114	1.85	12,698	161	2.62	(4)	(43)	(47)
Total interest-bearing liabilities	107,866	155.29		102,104	442.87		(25)	(262)	(287)
Noninterest-bearing deposits	46,638			33,004
Accrued expense and other liabilities	3,048			2,604
Discontinued liabilities (g)	668			815
Total liabilities	158,220			138,527
EQUITY
Key shareholders’ equity	17,519			17,452
Noncontrolling interests	—			—
Total equity	17,519			17,452
Total liabilities and equity	$175,739			$155,979

Interest rate spread (TE)			2.46%			2.64%
Net interest income (TE) and net interest margin (TE)		2,035	2.56%		2,014	2.88%	$70	$(50)	$20
TE adjustment (b)		13			15
Net interest income, GAAP basis		$2,022			$1,999

(a)Results are from continuing operations. Interest excludes the interest associated with the liabilities referred to in (g) below, calculated using a matched funds transfer pricing methodology.
(b)Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 21% for the six months ended June 30, 2021, and June 30, 2020, respectively.
(c)For purposes of these computations, nonaccrual loans are included in average loan balances.
(d)Commercial and industrial average balances include $129 million and $140 million of assets from commercial credit cards for the six months ended June 30, 2021, and June 30, 2020, respectively.
(e)Yield is calculated on the basis of amortized cost.
(f)Rate calculation excludes basis adjustments related to fair value hedges.
(g)A portion of long-term debt and the related interest expense is allocated to discontinued liabilities as a result of applying Key’s matched funds transfer pricing methodology to discontinued operations.

Provision for credit losses
Key’s provision for credit losses was a net benefit of $222 million, including a $244 million reserve release for the three months ended June 30, 2021, compared to an expense of $482 million for the three months ended June 30, 2020. The reserve release was largely driven by improvements in the economic outlook.

Noninterest income

As shown in Figure 5, noninterest income was $750 million, and represented 42% of total revenue for the second quarter of 2021, compared to $692 million, representing 40% of total revenue, for the year-ago quarter.

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

Trust and investment services income

Trust and investment services income consists of brokerage commissions, trust and asset management fees, and insurance income. The assets under management that primarily generate these revenues are shown in Figure 6. For the three months ended June 30, 2021, trust and investment services income was up $10 million, or 8.1%, compared to the same period one year ago. For the six months ended June 30, 2021, trust and investment services income was up $10 million, or 3.9%, from the six months ended June 30, 2020. This was primarily due to an increase in trust and asset management fees partially related to higher levels of assets under management and market activity offset by decreased commercial brokerage income.

A significant portion of our trust and investment services income depends on the value and mix of assets under management. At June 30, 2021, our bank, trust, and registered investment advisory subsidiaries had assets under management of $47.7 billion, compared to $39.7 billion at June 30, 2020. Assets under management were up, as shown in Figure 6, due to increased portfolio yields.

Figure 6. Assets Under Management

in millions	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Assets under management by investment type:
Equity	$30,952	$29,071	$27,384	$24,851	$23,303
Securities lending	135	155	131	130	171
Fixed income	13,384	11,865	12,130	11,767	11,318
Money market	3,266	4,127	4,495	4,564	4,930
Total assets under management	$47,737	$45,218	$44,140	$41,312	$39,722

Investment banking and debt placement fees

Investment banking and debt placement fees consists of syndication fees, debt and equity financing fees, financial adviser fees, gains on sales of commercial mortgages, and agency origination fees. Investment banking and debt placement fees for the three months ended June 30, 2021, increased $61 million, or 39.1%, from the year-ago quarter. For the six months ended June 30, 2021, investment banking and debt placement fees increased $107 million, or 39.3%, from the six months ended June 30, 2020. These increases were driven by increased activity across many areas including syndication fees, M&A advisory fees, and debt and equity financing fees.

Service charges on deposit accounts

Service charges on deposit accounts increased $15 million, or 22.1%, for the three months ended June 30, 2021, compared to the same period one year ago. For the six months ended June 30, 2021, service charges on deposits increased $4 million, or 2.6%. These increases were primarily driven by higher account analysis fees as well as reductions in fee waivers experienced in the prior periods due to the ongoing COVID-19 pandemic.

Cards and payments income

Cards and payments income, which consists of debit card, prepaid card, consumer and commercial credit card, and merchant services income, increased $22 million, or 24.2%, for the three months ended June 30, 2021, compared to the same period one year ago. For the six months ended June 30, 2021, cards and payment income was up $61 million, or 38.9%, from the same period a year ago. These increases were the result of higher transaction volumes and increased spend related to debit and credit card products.

Other noninterest income

Other noninterest income includes operating lease income and other leasing gains, corporate services income, corporate-owned life insurance income, consumer mortgage income, commercial mortgage servicing fees, and other income. Other noninterest income for the three months ended June 30, 2021, decreased $50 million, or 19.7%, from the year-ago quarter, primarily due to lower consumer mortgage income driven by lower margins on mortgage sale activity. For the six months ended June 30, 2021, other noninterest income increased $137 million, or 41.3%, from the six months ended June 30, 2020. The increase stemmed from higher commercial mortgage servicing income and trading income offset by decreases in operating lease income and corporate-owned life insurance income.

Noninterest expense

As shown in Figure 7, noninterest expense was $1.1 billion for the second quarter of 2021, compared to $1.0 billion for the second quarter of 2020. Noninterest expense was $2.1 billion for the six months ended June 30, 2021, compared to $1.9 billion billion for the six months ended June 30, 2020.

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
Personnel

Personnel expense, the largest category of our noninterest expense, increased by $51 million, or 8.9%, for the three months ended June 30, 2021, compared to the same period one year ago. For the six months ended June 30, 2021, personnel expense was up $160 million, or 14.7%, from the six months ended June 30, 2020. The increase reflected higher incentive and stock-based compensation, attributed to an increase in revenue and stock performance and an increase in employee benefits compared to the year ago quarter.

Other noninterest expense

Other noninterest expense includes equipment, operating lease expense, marketing, FDIC assessment, intangible asset amortization, OREO expense, and other miscellaneous expense categories. Other noninterest expense for the three months ended June 30, 2021, decreased $9 million, or 3.4%, from the year-ago quarter, primarily due to a reduction in other miscellaneous expenses and OREO expense, offset by increases in marketing expenses. For the six months ended June 30, 2021, other noninterest expense decreased $2 million, or 0.4%, from the six months ended June 30, 2020.

Income taxes

We recorded tax expense of $189 million for the second quarter of 2021 and $30 million for the second quarter of 2020.

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

Consumer Bank

Summary of operations

•Net income attributable to Key of $259 million for the second quarter of 2021, compared to $98 million for the year-ago quarter
•Taxable-equivalent net interest income increased by $11 million, or 1.9%, compared to the second quarter of 2020, driven by strong consumer mortgage balance sheet growth and fees related to PPP loans, partially offset by the lower interest rate environment
•Average loans and leases increased $3.3 billion, or 8.8%, driven by growth in consumer mortgage and benefit from the PPP
•Average deposits increased $9.2 billion, or 11.6%, from the second quarter of 2020. This was driven by retention of consumer stimulus payments and relationship growth

•Provision for credit losses decreased $225 million compared to the second quarter of 2020. The provision for credit losses was a net benefit and was driven by improvements in economic conditions and continued strength in client credit quality
•Noninterest income increased $8 million, or 3.3%, from the year ago quarter, driven by higher trust and investment services income and client spend activity, partially offset by lower consumer mortgage income, due to lower gain on sale volume
•Noninterest expense increased $32 million, or 5.8%, from the year ago quarter, driven by higher variable compensation from significantly favorable revenue and higher variable expenses related to higher loan volumes
Commercial Bank

Summary of operations

•Net income attributable to Key of $434 million for the second quarter of 2021, compared to $106 million for the year-ago quarter
•Taxable-equivalent net interest income decreased by $39 million, compared to the second quarter of 2020, as the lower interest rate environment offset fees related to PPP loans
•Average loan and lease balances decreased $10.4 billion, compared to the second quarter of 2020, driven by lower commercial and industrial line draws
•Average deposit balances increased $6.9 billion, or 14.3%, compared to the second quarter of 2020, driven by growth in targeted relationships and the impact of government programs related to pandemic relief

•Provision for credit losses decreased $457 million compared to the second quarter of 2020. The provision for credit losses was a net benefit and was driven by improvements in economic conditions
•Noninterest income increased $34 million, from the year-ago quarter, driven by elevated investment banking client activity and commercial mortgage servicing fees, partially offset by favorable market-related adjustments to customer derivatives in the year-ago period
•Noninterest expense increased by $10 million, or 2.3%, from the second quarter of 2020, driven by higher variable compensation from significantly favorable revenue

Financial Condition

Loans and loans held for sale

Figure 8. Breakdown of Loans at June 30, 2021
(a)Other consumer loans include Consumer direct loans, Credit cards, and Consumer indirect loans. See Note 3 (“Loan Portfolio”) in Item 1. Financial Statements of this report.

At June 30, 2021, total loans outstanding from continuing operations were $100.7 billion, compared to $101.2 billion at December 31, 2020. For more information on balance sheet carrying value, see Note 1 (“Summary of Significant Accounting Policies”) under the headings “Loans” and “Loans Held for Sale” starting on page 100 of our 2020 Form 10-K.

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

The following table provides a summary of portfolio loans and leases as of June 30, 2021, and December 31, 2020, that have received a payment deferral or forbearance as part of our COVID-19 hardship relief programs:

Figure 9. Loans and Leases COVID-19 Hardship Relief

	Outstanding Balance of Loans and Leases
June 30, 2021
dollars in millions	Completed Relief	In Active Relief	Total that have Received Payment Relief
Commercial Loans	$2,445	$72	$2,517
Consumer Loans	1,154	187	1,341
Total Portfolio Loans and Leases	$3,599	$259	$3,858
December 31, 2020
dollars in millions	Completed Relief	In Active Relief	Total that have Received Payment Relief
Commercial Loans	$2,899	$181	$3,079
Consumer Loans	1,179	394	1,572
Total Portfolio Loans and Leases	$4,077	$575	$4,652

The total outstanding balance of commercial loans in active relief as of June 30, 2021, represented 0.1% of the commercial loan portfolio and the total outstanding balance of consumer loans in active relief as of June 30, 2021, represented 0.6% of the consumer loan portfolio.

Under the CARES Act as well as banking regulator interagency guidance, certain loan modifications to borrowers experiencing financial distress as a result of the economic impacts created by COVID-19 may not be required to be treated as TDRs under U.S. GAAP.  For COVID-19 related loan modifications which occurred from March 1, 2020, through June 30, 2021, and met the loan modification criteria under either the CARES Act or the criteria specified by the regulatory agencies or were otherwise considered to be short term in nature, we have elected to suspend TDR accounting for such loan modifications.  Additionally, loans qualifying for these modifications are not required to be reported as delinquent, nonaccrual, impaired, or criticized solely as a result of a COVID-19 loan modification. Refer to Note 4 (“Asset Quality”) under the headings “TDRs” and “Nonperforming and Past Due Loans.”

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

Commercial loan portfolio

Commercial loans outstanding were $69.8 billion at June 30, 2021, a decrease of $2.2 billion, or 3.0%, compared to December 31, 2020, driven by lower commercial and industrial utilization rates, and an increase in PPP loans forgiven in 2021.

As a result of the current economic environment, our commercial loan portfolio is going through active portfolio surveillance. We are conducting ongoing portfolio reviews on our commercial loans with any risk rating migrations being closely monitored. We have centralized internal reporting on enterprise-wide relief initiatives, as well as following any potential relief initiatives that may come in the future. We established a pandemic watchlist and are performing ongoing reviews of commercial clients that are likely to be impacted by COVID-19. These clients represent a small portion of the overall portfolio and are diversified by type and geography. Figure 10 summarizes our commercial portfolios that are at risk of being impacted by the COVID-19 pandemic as of June 30, 2021, and December 31, 2020.

Figure 10. Select Commercial Portfolio Focus Areas

dollars in millions	Outstanding as of June 30, 2021	Percentage of total loans as of June 30, 2021	Outstanding as of December 31, 2020	Percentage of total loans as of December 31, 2020
Consumer behavior (a)	$5,150	5.1%	$5,083	5.0%
Education	1,645	1.6	1,541	1.5
Sports	616.6		690.7
Restaurants	342.3		400.4

Retail commercial real estate (b)	383.4		525.5

Nondurable retail (c)	481.5		638.6

Travel/Tourism (d)	2,309	2.3	2,523	2.5
Hotels	707.7		784.8

Leveraged lending (e)	1,627	1.6	1,700	1.7

Oil and gas	1,783	1.8	1,992	2.0
Upstream (reserve based)	1,144	1.1	1,263	1.2
Midstream	392.4		468.5
Downstream	59.1		98.1

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

Figure 11 provides our commercial loan portfolios by industry classification at June 30, 2021, and December 31, 2020.

Figure 11. Commercial Loans by Industry

June 30, 2021	Commercial and industrial	Commercial real estate	Commercial lease financing	Total commercial loans	Percent of total
dollars in millions
Industry classification:
Agriculture	$930	$155	$95	$1,180	1.7%
Automotive	1,250	524	16	1,790	2.6
Business products	1,501	136	43	1,680	2.4
Business services	3,637	217	196	4,050	5.8
Chemicals	737	30	26	793	1.1
Commercial real estate	5,710	10,542	10	16,262	23.3
Construction materials and contractors	2,663	287	236	3,186	4.6
Consumer goods	3,572	494	251	4,317	6.2
Consumer services	5,651	934	504	7,089	10.1
Equipment	1,414	111	126	1,651	2.4
Finance	5,937	99	385	6,421	9.2
Healthcare	3,428	1,282	274	4,984	7.1
Metals and mining	1,092	56	22	1,170	1.7
Oil and gas	1,746	22	47	1,815	2.6
Public exposure	3,006	15	696	3,717	5.3
Technology	717	17	131	865	1.2
Transportation	1,461	123	602	2,186	3.1
Utilities	5,180	1	395	5,576	8.0
Other	1,040	52	6	1,098	1.6
Total	$50,672	$15,097	$4,061	$69,830	100.0%

December 31, 2020	Commercial and industrial	Commercial real estate	Commercial lease financing	Total commercial loans	Percent of total
dollars in millions
Industry classification:
Agriculture	$1,002	$148	$97	$1,247	1.7%
Automotive	1,863	510	19	2,392	3.3
Business products	1,523	117	45	1,685	2.3
Business services	4,098	221	202	4,521	6.3
Chemicals	700	30	34	764	1.1
Commercial real estate	5,966	10,187	11	16,164	22.5
Construction materials and contractors	2,571	271	233	3,075	4.3
Consumer goods	3,832	404	371	4,607	6.4
Consumer services	6,123	900	525	7,548	10.5
Equipment	1,447	84	120	1,651	2.3
Finance	6,190	92	396	6,678	9.3
Healthcare	4,348	1,396	306	6,050	8.4
Metals and mining	1,074	56	29	1,159	1.6
Oil and gas	1,928	43	62	2,033	2.8
Public exposure	2,332	25	709	3,066	4.3
Technology	741	20	191	952	1.2
Transportation	1,434	144	631	2,209	3.1
Utilities	5,239	1	397	5,637	7.8
Other	496	25	21	542	.8
Total	$52,907	$14,674	$4,399	$71,980	100.0%

Commercial and industrial. Commercial and industrial loans are the largest component of our loan portfolio, representing 50% of our total loan portfolio at June 30, 2021, and 52% at December 31, 2020. This portfolio is approximately 73% variable rate and consists of loans originated primarily to large corporate, middle market, and small business clients.

Commercial and industrial loans totaled $50.7 billion at June 30, 2021, a decrease of $2.2 billion, or 4.2%, compared to December 31, 2020. The decline was broad-based and spread across most industry categories, reflecting continued declines in commercial line utilization rates, and an increase in PPP balance forgiven during the second quarter of 2021.

Commercial real estate loans. Our commercial real estate portfolio includes both mortgage and construction loans and is conducted through two primary sources: our 15-state banking franchise, and KeyBank Real Estate Capital, a national line of business within the Commercial Bank that cultivates relationships with owners of commercial real estate located both within and beyond the branch system. Nonowner-occupied properties, generally properties for which at least 50% of the debt service is provided by rental income from nonaffiliated third parties, represented 79% of total commercial real estate loans outstanding at June 30, 2021. Construction loans, which provide a stream of funding for properties not fully leased at origination to support debt service payments over the term of the contract or project, represented 14% of commercial real estate loans at period end.

At June 30, 2021, commercial real estate loans totaled $15.1 billion, which includes $13.0 billion of mortgage loans and $2.1 billion of construction loans. Compared to December 31, 2020, this portfolio increased $423 million, or 2.9% driven by growth in multi-family lending. We continue to focus primarily on owners of completed and stabilized commercial real estate in accordance with our relationship strategy.

As shown in Figure 12, our commercial real estate loan portfolio includes various property types and geographic locations of the underlying collateral. These loans include commercial mortgage and construction loans in both
Consumer Bank and Commercial Bank.

Figure 12. Commercial Real Estate Loans

	Geographic Region							Total	Percent of Total	Construction	Commercial Mortgage
dollars in millions	West	Southwest	Central	Midwest	Southeast	Northeast	National
June 30, 2021
Nonowner-occupied:
Retail properties	$120	$38	$140	$133	$63	$377	$152	$1,023	6.8%	$56	$967
Multifamily properties	665	418	1,029	997	1,082	1,573	212	5,976	39.5	1,542	4,434
Health facilities	130	51	104	114	177	369	317	1,262	8.4	119	1,142
Office buildings	294	—	235	143	222	565	93	1,552	10.3	52	1,502
Warehouses	74	32	75	35	64	229	203	712	4.7	47	667
Manufacturing facilities	24	—	28	24	25	37	48	186	1.2	19	167
Hotels/Motels	75	—	19	4	16	109	92	315	2.1	19	296
Residential properties	—	—	—	3	—	47	—	50.3		—	49
Land and development	13	5	4	2	5	26	—	55.4		33	22
Other	127	23	7	109	60	223	265	814	5.4	62	750
Total nonowner-occupied	1,522	567	1,641	1,564	1,714	3,555	1,382	11,945	79.1	1,949	9,996
Owner-occupied	971	1	290	519	101	1,270	—	3,152	20.9	183	2,969
Total	$2,493	$568	$1,931	$2,083	$1,815	$4,825	$1,382	15,097	100.0%	$2,132	$12,965

Nonperforming loans	—	—	—	$2	—	$34	$29	$65	N/M	—	$65
Accruing loans past due 90 days or more	—	—	$1	—	—	13	—	14	N/M	—	14
Accruing loans past due 30 through 89 days	$2	—	8	—	—	9	—	19	N/M	$1	18

December 31, 2020
Nonowner-occupied:
Retail properties	$119	$15	$129	$122	$72	$448	$122	$1,027	6.8%	$54	$973
Multifamily properties	685	228	875	800	1,284	1,493	229	5,594	38.1	1,442	4,152
Health facilities	83	53	85	87	170	487	338	1,303	8.7	91	1,212
Office buildings	276	—	253	142	193	628	147	1,639	11.2	48	1,591
Warehouses	54	31	66	40	52	259	161	663	4.6	74	589
Manufacturing facilities	42	—	28	15	40	34	43	202	1.3	10	192
Hotels/Motels	76	—	19	—	12	107	91	305	2.1	18	287
Residential properties	—	—	—	3	—	53	—	56.4		—	56
Land and development	15	5	—	2	5	28	—	55.4		33	22
Other	108	22	6	93	69	245	279	822	6.4	65	757
Total nonowner-occupied	1,458	354	1,461	1,304	1,897	3,782	1,410	11,666	80.0	1,835	9,831
Owner-occupied	870	4	275	499	63	1,297	—	3,008	20.0	152	2,856
Total	$2,328	$358	$1,736	$1,803	$1,960	$5,079	$1,410	$14,674	100.0%	$1,987	$12,687

Nonperforming loans	$1	—	—	$7	$6	$44	$44	$103	N/M	$2	$85
Accruing loans past due 90 days or more	—	—	—	1	—	22	—	22	N/M	1	12
Accruing loans past due 30 through 89 days	3	—	—	2	3	7	—	14	N/M	2	14

West –	Alaska, California, Hawaii, Idaho, Montana, Oregon, Washington, and Wyoming
Southwest –	Arizona, Nevada, and New Mexico
Central –	Arkansas, Colorado, Oklahoma, Texas, and Utah
Midwest –	Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, and Wisconsin
Southeast –	Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, Washington D.C., and West Virginia
Northeast –	Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, and Vermont
National –	Accounts in three or more regions

Consumer loan portfolio

Consumer loans outstanding as of June 30, 2021 totaled $30.9 billion, an increase of $1.7 billion, or 5.8%, from December 31, 2020, driven by growth from the consumer mortgage business and Laurel Road, partly offset by the runoff of indirect auto loans.

The home equity portfolio is comprised of loans originated by our Consumer Bank within our 15-state footprint and is the largest segment of our consumer loan portfolio, representing 29% of consumer loans outstanding at June 30, 2021.

We held the first lien position for approximately 70% of the home equity portfolio at June 30, 2021, and 66% at December 31, 2020. For loans with real estate collateral, we track borrower performance monthly. Regardless of the lien position, credit metrics are refreshed quarterly, including recent FICO scores as well as updated loan-to-value ratios. This information is used in establishing the ALLL. Our methodology is described in Note 1 (“Basis of Presentation and Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” of this report.

Figure 13. Consumer Loans by State

in millions	Real estate — residential mortgage	Home equity loans	Consumer direct loans	Credit cards	Consumer indirect loans	Total
June 30, 2021
New York	$1,143	$2,577	$601	$328	$568	$5,217
Ohio	1,307	1,369	466	194	795	4,131
Washington	2,682	1,184	233	80	16	4,195
Pennsylvania	321	652	273	50	436	1,732
California	1,168	13	355	3	15	1,554
Maine	127	409	71	31	297	935
Colorado	1,202	301	145	28	5	1,681
Connecticut	856	337	90	24	111	1,418
Oregon	855	744	105	39	3	1,746
Massachusetts	294	49	115	5	369	832
Other	2,176	1,412	2,595	141	1,135	7,459
Total	$12,131	$9,047	$5,049	$923	$3,750	$30,900

December 31, 2020
New York	$1,164	$2,553	$593	$353	$731	$5,394
Ohio	698	1,375	479	217	957	3,726
Washington	1,835	1,300	236	86	20	3,477
Pennsylvania	286	648	255	52	539	1,780
California	516	14	303	4	19	856
Texas	74	7	241	3	10	335
Colorado	828	345	140	30	6	1,349
Connecticut	914	352	87	25	141	1,519
Oregon	720	782	97	41	4	1,644
Massachusetts	239	48	103	5	460	855
Other	2,024	1,936	2,180	173	1,957	8,270
Total	$9,298	$9,360	$4,714	$989	$4,844	$29,205

Figure 14 summarizes our loan sales for the first six months of 2021 and all of 2020.

Figure 14. Loans Sold (Including Loans Held for Sale)

in millions	Commercial	Commercial Real Estate	Commercial Lease Financing	Residential Real Estate	Consumer Direct	Total
2021
Second quarter	$1,085	$1,907	$75	$1,192	—	$4,259
First quarter	124	1,930	156	1,129	—	3,339
Total	$1,209	$3,837	$231	$2,321	—	$7,598
2020
Fourth quarter	$197	$2,412	$135	$1,256	—	$4,000
Third quarter	163	1,999	67	1,235	$208	3,672
Second quarter	82	2,661	47	925	—	3,715
First quarter	55	2,022	81	546	—	2,704
Total	$497	$9,094	$330	$3,962	$208	$14,091

Figure 15 shows loans that are either administered or serviced by us, but not recorded on the balance sheet; this includes loans that were sold.

Figure 15. Loans Administered or Serviced

in millions	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Commercial real estate loans	$400,215	$386,908	$371,016	$380,110	$357,509
Residential mortgage	9,466	8,838	8,311	7,670	6,922
Education loans	465	489	516	540	567
Commercial lease financing	1,284	1,371	1,359	1,273	1,126
Commercial loans	716	695	684	652	623
Consumer direct	943	1,109	1,711	1,966	1,710
Total	$413,089	$399,410	$383,597	$392,211	$368,457

In the event of default by a borrower, we are subject to recourse with respect to approximately $6.0 billion of the $413.1 billion of loans administered or serviced at June 30, 2021. Additional information about this recourse arrangement is included in Note 17 (“Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with FNMA.”

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

Securities

Our securities portfolio totaled $40.8 billion at June 30, 2021, compared to $35.2 billion at December 31, 2020. Available-for-sale securities were $34.6 billion at June 30, 2021, compared to $27.6 billion at December 31, 2020. Held-to-maturity securities were $6.2 billion at June 30, 2021, and $7.6 billion at December 31, 2020.

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

Figure 16. Mortgage-Backed Securities by Issuer

in millions	June 30, 2021	December 31, 2020
FHLMC	$8,755	$8,782
FNMA	16,560	13,213
GNMA	10,560	12,109
Total (a)	$35,875	$34,104

(a) Includes securities held in the available-for-sale and held-to-maturity portfolios

Securities available for sale

The majority of our securities available-for-sale portfolio consists of Federal Agency CMOs and mortgage-backed securities. CMOs are debt securities secured by a pool of mortgages or mortgage-backed securities. These mortgage securities generate interest income, serve as collateral to support certain pledging agreements, and provide liquidity value to help meet regulatory requirements.

Figure 17 shows the composition, yields, and remaining maturities of our securities available for sale. For more information about these securities, including gross unrealized gains and losses by type of security and securities pledged, see Note 6 (“Securities”).

Figure 17. Securities Available for Sale

dollars in millions	U.S. Treasury, Agencies, and Corporations	Agency Residential Collateralized Mortgage Obligations (a)	Agency Residential Mortgage-backed Securities (a)	Agency Commercial Mortgage-backed Securities (a)	Other Securities	Total	Weighted-Average Yield (b)
June 30, 2021
Remaining maturity:
One year or less	—	$261	$2	—	$21	$284	2.48%
After one through five years	$4,886	5,558	2,520	$2,857	—	15,821	1.58
After five through ten years	—	7,462	2,354	5,106	1	14,923	1.54
After ten years	—	1,093	2	2,515	—	3,610	1.48
Fair value	$4,886	$14,374	$4,878	$10,478	$22	$34,638	—
Amortized cost	$4,900	$14,374	$4,848	$10,345	$8	$34,475	1.56%
Weighted-average yield (b)	.29%	1.63%	1.62%	2.03%	.02%	1.56%	—
Weighted-average maturity	2.7 years	6.2 years	4.9 years	8.0 years	.3 years	6.1 years	—
December 31, 2020
Fair value	$1,000	$14,273	$2,164	$10,106	$13	$27,556	—
Amortized cost	1,000	14,001	2,094	9,707	8	26,810	2.09%

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

Figure 18. Held-to-Maturity Securities

dollars in millions	Agency Residential Collateralized Mortgage Obligations (a)	Agency Residential Mortgage-backed Securities (a)	Agency Commercial Mortgage-backed Securities (a)	Asset-backed securities	Other Securities	Total	Weighted-Average Yield (b)
June 30, 2021
Remaining maturity:
One year or less	$117	—	—	—	$4	$121	2.09%
After one through five years	1,924	$179	$1,805	$14	12	3,934	2.41
After five through ten years	820	28	1,272	—	—	2,120	2.62
After ten years	—	—	—	—	—	—	—
Amortized cost	$2,861	$207	$3,077	$14	$16	$6,175	2.48%
Fair value	$2,952	$215	$3,277	$14	$16	$6,474	—
Weighted-average yield (b)	2.10%	2.50%	2.83%	1.79%	2.63%	2.48%	—
Weighted-average maturity	3.9 years	4.4 years	5.0 years	3.1 years	2.5 years	4.4 years	—
December 31, 2020
Amortized cost	$3,775	$271	$3,515	19	$15	$7,595	2.46%
Fair value	3,899	285	3,805	19	15	8,023	—
(a)Maturity is based upon expected average lives rather than contractual terms.
(b)Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a TE basis using the statutory federal income tax rate of 21%.

Deposits and other sources of funds

Figure 19. Breakdown of Deposits at June 30, 2021

Large corporate
26%
Retail
41%
Public sector
7%
Middle market
12%
Business banking: 14%

Deposits are our primary source of funding. At June 30, 2021, our deposits totaled $146.1 billion, an increase of $10.8 billion compared to December 31, 2020. The increase was driven by existing relationships and targeted strategic growth of commercial clients, as well as growth from the retention of consumer stimulus payments and lower consumer spending.

Wholesale funds, consisting of short-term borrowings and long-term debt, totaled $14.1 billion at June 30, 2021, compared to $14.7 billion at December 31, 2020. Strong deposit growth and elevated levels of liquidity resulted in less reliance on wholesale funds to support the growth in the balance sheet.

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
$1
2Q20
$180
$—
3Q20
$181
$—
4Q20
$180
$166
1Q21
$179
300
2Q21
COMMON SHARES REPURCHASED
CASH DIVIDENDS DECLARED ON COMMON SHARES

(a)Common Share repurchases which were suspended during the first quarter of 2020 in response to the COVID-19 pandemic resumed in the first quarter of 2021.
(b)The dividend payout ratio for the first and second quarters of 2020 was impacted by lower EPS which was impacted by the economic fallout from the COVID-19 pandemic.

Dividends

Consistent with our 2020 capital plan, we paid a quarterly dividend of $.185 per Common Share for the second quarter of 2021. Further information regarding the capital planning process and CCAR is included under the heading “Capital planning and stress testing” in the “Supervision and Regulation” section beginning on page 15 of our 2020 Form 10-K.

Common shares outstanding

Our Common Shares are traded on the NYSE under the symbol KEY with 31,386 holders of record at June 30, 2021. Our book value per Common Share was $16.75 based on 960.3 million shares outstanding at June 30, 2021, compared to $16.53 per Common Share based on 975.8 million shares outstanding at December 31, 2020. At June 30, 2021, our tangible book value per Common Share was $13.81, compared to $13.61 per Common Share at December 31, 2020.

Figure 20 shows activities that caused the change in outstanding Common Shares over the past five quarters.

Figure 20. Changes in Common Shares Outstanding

	2021		2020
in thousands	Second	First	Fourth	Third	Second
Shares outstanding at beginning of period	972,587	975,773	976,205	975,947	975,319
Open market repurchases and return of shares under employee compensation plans	(13,304)	(9,277)	(1,092)	(1)	(19)
Shares issued under employee compensation plans (net of cancellations)	993	6,091	660	259	647
Shares outstanding at end of period	960,276	972,587	975,773	976,205	975,947

As shown above, Common Shares outstanding decreased by 12.3 million shares during the second quarter of 2021.

At June 30, 2021, we had 296.4 million treasury shares, compared to 280.9 million treasury shares at December 31, 2020. Going forward we expect to reissue treasury shares as needed in connection with stock-based compensation awards and for other corporate purposes.

Information on repurchases of Common Shares by KeyCorp is included in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this report.

Capital adequacy

Capital adequacy is an important indicator of financial stability and performance. All of our capital ratios remained in excess of regulatory requirements at June 30, 2021. Our capital and liquidity levels are intended to position us to weather an adverse operating environment while continuing to serve our clients’ needs, as well as to meet the Regulatory Capital Rules described in Item 1. Business of our 2020 Form 10-K under the heading “Supervision and Regulation.” Our shareholders’ equity to assets ratio was 9.91% at June 30, 2021, compared to 10.56% at December 31, 2020. Our tangible common equity to tangible assets ratio was 7.44% at June 30, 2021, compared to 7.93% at December 31, 2020. See the section entitled “GAAP to Non-GAAP Reconciliations,” which presents the computations of certain financial measures related to “tangible common equity.” The minimum capital and leverage ratios under the Regulatory Capital Rules together with the ratios of KeyCorp at June 30, 2021, are set forth in the “Supervision and regulation — Regulatory capital requirements” section in Item 2 of this report.

Figure 21 represents the details of our regulatory capital positions at June 30, 2021, and December 31, 2020, under the Regulatory Capital Rules. Information regarding the regulatory capital ratios of KeyCorp’s banking subsidiaries is presented annually, with the most recent information included in Note 24 (“Shareholders' Equity”) beginning on page 177 of our 2020 Form 10-K.

Figure 21. Capital Components and Risk-Weighted Assets

	dollars in millions	June 30, 2021	December 31, 2020
COMMON EQUITY TIER 1
Key shareholders’ equity (GAAP)		$17,941	$17,981
Less:	Preferred Stock (a)	1,856	1,856
Add:	CECL phase-in (b)	261	375
	Common Equity Tier 1 capital before adjustments and deductions	16,346	16,500
Less:	Goodwill, net of deferred taxes	2,560	2,560
	Intangible assets, net of deferred taxes	126	151
	Deferred tax assets	1	1
	Net unrealized gains (losses) on available-for-sale securities, net of deferred taxes	223	583
	Accumulated gains (losses) on cash flow hedges, net of deferred taxes	227	460
	Amounts in AOCI attributed to pension and postretirement benefit costs, net of deferred taxes	(299)	(306)
	Total Common Equity Tier 1 capital	$13,508	$13,051
TIER 1 CAPITAL
Common Equity Tier 1		$13,508	$13,051
Additional Tier 1 capital instruments and related surplus		1,856	1,856
Less:	Deductions	—	—
	Total Tier 1 capital	15,364	14,907
TIER 2 CAPITAL
Tier 2 capital instruments and related surplus		1,539	1,657
Allowance for losses on loans and liability for losses on lending-related commitments (c)		1,069	1,412
Less:	Deductions	—	—
	Total Tier 2 capital	2,608	3,069
	Total risk-based capital	$17,972	$17,976
RISK-WEIGHTED ASSETS
Risk-weighted assets on balance sheet		$102,739	$103,604
Risk-weighted off-balance sheet exposure		31,935	29,240
Market risk-equivalent assets		1,570	1,354
Gross risk-weighted assets		136,244	134,198
Less:	Excess allowance for loan and lease losses	—	—
	Net risk-weighted assets	$136,244	$134,198
AVERAGE QUARTERLY TOTAL ASSETS		$176,268	$166,771
CAPITAL RATIOS
Tier 1 risk-based capital		11.28%	11.11%
Total risk-based capital		13.19%	13.40%
Leverage (d)		8.72%	8.94%
Common Equity Tier 1		9.91%	9.73%
(a)Net of capital surplus.
(b)Amount reflects our decision to adopt the CECL transitional provision.
(c)The ALLL included in Tier 2 capital is limited by regulation to 1.25% of the institution’s standardized total risk-weighted assets (excluding its standardized market risk-weighted assets). The ALLL includes $30 million and $36 million of allowance classified as “discontinued assets” on the balance sheet at June 30, 2021, and December 31, 2020, respectively.
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

Trading market risk

Key incurs market risk as a result of trading activities that are used in support of client facilitation and hedging activities, principally within our investment banking and capital markets businesses. Key has exposures to a wide range of risk factors including interest rates, equity prices, foreign exchange rates, credit spreads, and commodity prices, as well as the associated implied volatilities and spreads.  Our primary market risk exposures are a result of trading and hedging activities in the derivative and fixed income markets, including securitization positions exposures. At June 30, 2021, we did not have any re-securitization positions.  We maintain modest trading inventories to facilitate customer flow, make markets in securities, and hedge certain risks including but not limited to credit risk and interest rate risk. The risks associated with these activities are mitigated in accordance with the Market Risk hedging policy.  The majority of our positions are traded in active markets.

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

Actual losses for the total covered portfolios did not exceed aggregate daily VaR at any day during the quarter ended June 30, 2021. Actual losses for the total covered portfolios did not exceed the aggregate daily VaR at a 99% confidence level during the quarter ended June 30, 2020, due to market volatility related to COVID-19. The MRM backtests our VaR model on a daily basis to evaluate its predictive power. The test compares VaR model results at the 99% confidence level to daily held profit and loss. Results of backtesting are provided to the Market Risk Committee. Backtesting exceptions occur when trading losses exceed VaR. We do not engage in correlation trading or utilize the internal model approach for measuring default and credit migration risk. Our net VaR approach incorporates diversification, but our VaR calculation does not include the impact of counterparty risk and our own credit spreads on derivatives.

The aggregate VaR at the 99% confidence level with a one day holding period for all covered positions was $1.3 million at June 30, 2021, and $2.6 million at June 30, 2020. Figure 22 summarizes our VaR at the 99% confidence level with a one day holding period for significant portfolios of covered positions for the three months ended June 30, 2021, and June 30, 2020.

Figure 22. VaR for Significant Portfolios of Covered Positions

	2021				2020
	Three months ended June 30,				Three months ended June 30,
in millions	High	Low	Mean	June 30,	High	Low	Mean	June 30,
Trading account assets:
Fixed income	$2.7	$1.0	$1.8	$1.1	$3.3	$1.9	$2.7	$2.1
Derivatives:
Interest rate	$.2	$.1	$.1	$.1	$.3	$.1	$.2	$.3

Stressed VaR is calculated by running the portfolios through a predetermined stress period which is approved by the Market Risk Committee and is calculated at the 99% confidence level using the same model and assumptions used for general VaR. The aggregate stressed VaR for all covered positions was $6.5 million at June 30, 2021, and $1.6 million at June 30, 2020.The change in stressed VaR is primarily due to a change in the predetermined stress period from the 2008-2009 financial crisis to the COVID-19 period of 2019-2020. Figure 23 summarizes our stressed VaR at the 99% confidence level with a one day holding period for significant portfolios of covered positions for the three months ended June 30, 2021, and June 30, 2020.

Figure 23. Stressed VaR for Significant Portfolios of Covered Positions

	2021				2020
	Three months ended June 30,				Three months ended June 30,
in millions	High	Low	Mean	June 30,	High	Low	Mean	June 30,
Trading account assets:
Fixed income	$8.6	$4.7	$6.4	$5.6	$2.4	$1.2	$1.7	$1.3
Derivatives:
Interest rate	$.6	$.2	$.3	$.6	$.4	$.1	$.1	$.1

Internal capital adequacy assessment. Market risk is a component of our internal capital adequacy assessment. Our risk-weighted assets include a market risk-equivalent asset amount, which consists of a VaR component, stressed VaR component, a de minimis exposure amount, and a specific risk add-on including the securitization positions. The aggregate market value of the securitization positions as defined by the Market Risk Rule was $16 million at June 30, 2021, all of which were mortgage-backed security positions. Specific risk is the price risk of individual financial instruments, which is not accounted for by changes in broad market risk factors and is measured through a standardized approach. Market risk weighted assets, including the specific risk calculations, are run quarterly by the MRM in accordance with the Market Risk Rule, and approved by the Chief Market Risk Officer.

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

As part of the LIBOR transition program, we completed an initial risk assessment to help us identify the impact and risks associated with various products, systems, processes, and models. This risk assessment has assisted us in making necessary updates to our infrastructure and operational systems and processes to implement a replacement rate, and we are progressing on schedule to be operationally ready for SOFR. In certain lines of business within KeyBank, we have begun to quote alternative indexes other than LIBOR, such as SOFR, and have begun to originate new loans using SOFR. Efforts are underway for additional lines of business to quote alternative indexes, such as SOFR, through the second half of 2021.

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

Figure 24 presents the results of the simulation analysis at June 30, 2021, and June 30, 2020. At June 30, 2021, our simulated impact to changes in interest rates was moderate. The exposure to declining rates has increased from June 30, 2020 as a result of a larger balance sheet, higher starting rate levels, and a change in the declining rate scenario where rates floor at zero now as opposed to 25 basis points in the June 30, 2020 analysis. Exposure to declining rates remains moderate given the relative low level of actual market rates, and the hedging and investing strategies employed . Tolerance levels for risk management require the development of remediation plans to maintain residual risk within tolerance if simulation modeling demonstrates that a gradual, parallel 200 basis point increase or 200 basis point decrease in interest rates over the next 12 months would adversely affect net interest income over the same period by more than 5.5%. Current modeled exposure is within Board approved tolerances.

Figure 24. Simulated Change in Net Interest Income

	June 30, 2021		June 30, 2020
Basis point change assumption	-200	+200	-200	200
Assumed floor in market rates (in basis points)	—%	N/A	0.25%	N/A
Tolerance level	-5.50%	-5.50%	-5.50%	-5.50%
Interest rate risk assessment	-3.66%	4.68%	-.39%	6.54%

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

Economic value of equity modeling. EVE complements net interest income simulation analysis as it estimates risk exposure beyond 12-, 24-, and 36-month horizons. EVE modeling measures the extent to which the economic values of assets, liabilities, and off-balance sheet instruments may change in response to fluctuations in interest rates. EVE is calculated by subjecting the balance sheet to an immediate increase or decrease in interest rates, measuring the resulting change in the values of assets, liabilities, and off-balance sheet instruments, and comparing those amounts with the base case of the current interest rate environment. The interest rate shock scenarios are equal to the current Fed Target Rate capped at 200 basis points. In the current low rate environment, the declining shock scenario is reduced with a 100 basis point minimum. This analysis is highly dependent upon assumptions applied to assets and liabilities with non-contractual maturities. Those assumptions are based on historical behaviors, as well as our expectations. We develop remediation plans that would maintain residual risk within tolerance if this analysis indicates that our EVE will decrease by more than 15% in response to an immediate increase or decrease in interest rates. We are operating within these guidelines as of June 30, 2021.

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

Figure 25. Portfolio Swaps by Interest Rate Risk Management Strategy

	June 30, 2021
				Weighted-Average			December 31, 2020
dollars in millions	Notional Amount	Fair Value		Maturity (Years)	Receive Rate	Pay Rate	Notional Amount	Fair Value
Receive fixed/pay variable — conventional A/LM (a)	$22,100	$307		2.8	1.3%	.1%	$21,035	$632
Receive fixed/pay variable — conventional debt	7,892	241		3.6	1.6	.1	7,787	415
Receive fixed/pay variable — forward A/LM	—	—		—	—	—	—	—
Pay fixed/receive variable — conventional debt	50	(8)		7.0	.2	3.6	50	(11)
Pay fixed/receive variable — forward securities	3,880	129		10.7	.6	1.0	2,080	21
Total portfolio swaps	$33,922	$669	(c)	3.9	1.3%	.2%	$30,952	$1,057	(c)

Floors — conventional A/LM — purchased (b)	$—	$—		—	—	—	$5,000	17
Floors — conventional A/LM — sold (b)	—	—		—	—	—	—	—
Total floors	$—	$—		—	—	—	$5,000	17

(a)Portfolio swaps designated as A/LM are used to manage interest rate risk tied to both assets and liabilities.
(b)Conventional A/LM and forward A/LM floors do not have a stated receive rate or pay rate and are given a strike price on the option.
(c)Excludes accrued interest of $109 million and $145 million at June 30, 2021, and December 31, 2020, respectively.

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

Our credit ratings at June 30, 2021, are shown in Figure 26. We believe these credit ratings, under normal conditions in the capital markets, would enable KeyCorp or KeyBank to issue fixed income securities to investors.

Figure 26. Credit Ratings

June 30, 2021	Short-Term Borrowings	Long-Term Deposits (a)	Senior Long-Term Debt	Subordinated Long-Term Debt	Capital Securities	Preferred Stock
KEYCORP (THE PARENT COMPANY)
Standard & Poor’s	A-2	N/A	BBB+	BBB	BB+	BB+
Moody’s	P-2	N/A	Baa1	Baa1	Baa2	Baa3
Fitch Ratings, Inc.	F1	N/A	A-	BBB+	BB+	BB+
DBRS, Inc.	R-1 (low)	N/A	A	A (low)	A (low)	BBB

KEYBANK
Standard & Poor’s	A-2	N/A	A-	BBB+	N/A	N/A
Moody’s	P-2	P-1/Aa3	A3	Baa1	N/A	N/A
Fitch Ratings, Inc.	F1	F1/A	A-	BBB+	N/A	N/A
DBRS, Inc.	R-1 (middle)	A (high)	A (high)	A	N/A	N/A
(a)P-1 rating assigned by Moody’s is specific to KeyBank’s short-term bank deposit ratings. F1 assigned by Fitch Ratings, Inc. is specific to KeyBank’s short-term deposit ratings.

Sources of liquidity

Our primary sources of funding for KeyBank include customer deposits, wholesale funding, and liquid assets. As of June 30, 2021, our consolidated loan-to-deposit ratio was 70%. In addition, we also have access to various sources of wholesale funding, maintain a portfolio of liquid assets, and have borrowing capacity at the FHLB and Federal Reserve Bank of Cleveland. Our liquid asset portfolio at June 30, 2021, totaled $46.4 billion, consisting of $26.7 billion of unpledged securities, $36.3 million of securities available for secured funding at the FHLB, and $19.7 billion of net balances of federal funds sold and balances in our Federal Reserve account. Additionally, as of June 30, 2021, our unused borrowing capacity secured by loan collateral was $21.9 billion at the Federal Reserve Bank of Cleveland and $10.2 billion at the FHLB. During the second quarter of 2021, our secured term borrowings decreased $0.8 million as advances were paid down. If the cash flows needed to support operating and investing activities are not satisfied by deposit balances, we rely on wholesale funding or on-balance sheet liquid reserves. Conversely, excess cash generated by operating, investing, and deposit-gathering activities may be used to repay outstanding debt or invest in liquid assets.

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

At June 30, 2021, KeyCorp held $2.5 billion in cash, which we projected to be sufficient to meet our projected obligations, including the repayment of our maturing debt obligations for the periods prescribed by our risk tolerance.

Typically, KeyCorp meets its liquidity requirements through regular dividends from KeyBank, supplemented with term debt. During the second quarter of 2021, KeyBank paid $500 million in cash dividends to KeyCorp. As of June 30, 2021, KeyBank had regulatory capacity to pay $1.2 billion in dividends to KeyCorp without prior regulatory approval.

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

From time to time, KeyCorp or KeyBank may seek to retire, repurchase, or exchange outstanding debt, capital securities, preferred shares, or Common Shares through cash purchase, privately negotiated transactions or other means. Additional information on repurchases of Common Shares by KeyCorp is included in Part II, Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities beginning on page 39 of our 2020 Form 10-K and Part II, Item 2 of this Form 10-Q. Such transactions depend on prevailing market conditions, our liquidity and capital requirements, contractual restrictions, regulatory requirements, and other factors. The amounts involved may be material, individually or collectively.

The Consolidated Statements of Cash Flows summarize our sources and uses of cash by type of activity for the six-month periods ended June 30, 2021, and June 30, 2020.

For more information regarding liquidity governance structure, factors affecting liquidity, management of liquidity risk at KeyBank and KeyCorp, long-term liquidity strategies, and other liquidity programs, see “Liquidity Risk Management” beginning on page 79 of our 2020 Form 10-K.

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

Allowance for loan and lease losses

We estimate the appropriate level of the ALLL on at least a quarterly basis. The methodology used is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan and Lease Losses” beginning on page 110 of our 2020 Form 10-K. Briefly, the ALLL estimate uses various models and estimation techniques based on our historical loss experience, current borrower characteristics, current conditions, reasonable and supportable forecasts and other relevant factors. As described in Note 1 (“Summary of Significant Accounting Policies”) of our 2020 Form 10-K, on January 1, 2020, we adopted ASC 326, Financial Instruments — Credit Losses, and as such, an expected credit loss methodology, specifically current expected credit losses for the remaining life of our loans and leases, is used to estimate the appropriate level of the ALLL. The ALLL at June 30, 2021, represents our best estimate of the lifetime expected credit losses inherent in the loan portfolio at that date.

As shown in Figure 27, our ALLL from continuing operations decreased by $406 million, or 25.0%, from December 31, 2020. The commercial ALLL decreased by $304 million, or 27.7%, from December 31, 2020, through June 30, 2021, driven by updated economic forecasts that reflect improved economic outlooks, as well as favorable commercial portfolio asset quality migration. Our consumer ALLL decreased by $102 million, or 19.4%, from December 31, 2020, through June 30, 2021, driven by updated economic forecasts that reflect improved economic outlooks.

Figure 27. Allocation of the Allowance for Loan and Lease Losses

	June 30, 2021			December 31, 2020
dollars in millions	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loan Type to Total Loans
Commercial and industrial	$499	40.9%	50.3%	$678	41.7%	52.3%
Commercial real estate:
Commercial mortgage	227	18.6	12.9	327	20.1	12.5
Construction	35	2.9	2.1	47	2.9	2.0
Total commercial real estate loans	262	21.5	15.0	374	23.0	14.5
Commercial lease financing	34	2.8	4.0	47	2.9	4.3
Total commercial loans	795	65.2	69.3	1,099	67.6	71.1
Real estate — residential mortgage	86	7.0	12.0	102	6.3	9.2
Home equity loans	136	11.2	9.0	171	10.5	9.2
Consumer direct loans	115	9.4	5.0	128	5.3	4.7
Credit cards	68	5.6	1.0	87	7.9	1.0
Consumer indirect loans	20	1.6	3.7	39	2.4	4.8
Total consumer loans	425	34.8	30.7	527	32.4	28.9
Total ALLL — continuing operations (a)	$1,220	100.0%	100.0%	$1,626	100.0%	100.0%

(a)Excludes allocations of the ALLL related to the discontinued operations of the education lending business in the amount of $30 million at June 30, 2021, and $36 million at December 31, 2020.

Net loan charge-offs

Figure 28 shows the trend in our net loan charge-offs by loan type, while the composition of loan charge-offs and recoveries by type of loan is presented in Figure 29.

Net loan charge-offs for the three months ended June 30, 2021, decreased $74 million compared to the year-ago quarter and include a recovery of approximately $20 million, related to a previous fraud related credit loss. For the remainder of 2021, we expect net loan charge-offs to average loans to be between 20 to 30 basis points.

Figure 28. Net Loan Charge-offs from Continuing Operations (a)

	2021		2020
dollars in millions	Second	First	Fourth	Third	Second
Commercial and industrial	$9	$65	$104	$92	$66
Real estate — Commercial mortgage	(2)	34	1	11	2
Real estate — Construction	—	—	—	—	—
Commercial lease financing	—	3	19	10	3
Total commercial loans	7	102	124	113	71
Real estate — Residential mortgage	1	(1)	—	(1)	2
Home equity loans	3	1	—	1	1
Consumer direct loans	5	6	6	6	8
Credit cards	6	4	5	7	10
Consumer indirect loans	—	2	—	2	4
Total consumer loans	15	12	11	15	25
Total net loan charge-offs	$22	$114	$135	$128	$96
Net loan charge-offs to average loans	.09%	.46%	.53%	.49%	.36%
Net loan charge-offs from discontinued operations — education lending business	$1	—	$1	—	—
(a)Credit amounts indicate that recoveries exceeded charge-offs.

Figure 29. Summary of Loan and Lease Loss Experience from Continuing Operations

	Three months ended June 30,		Six months ended June 30,
dollars in millions	2021	2020	2021	2020
Average loans outstanding	$100,814	$107,941	$100,777	$102,058
Allowance for loan and lease losses at the end of the prior period	$1,438	$1,359	$1,626	$900
Cumulative effect from change in accounting principle (a)	—	—	—	204
Allowance for loan and lease losses at beginning of period	1,438	1,359	1,626	1,104
Loans charged off:
Commercial and industrial	41	71	114	131
Real estate — commercial mortgage	4	2	39	5
Real estate — construction	—	—	—	—
Commercial lease financing	—	4	4	6
Total commercial loans	45	77	157	142
Real estate — residential mortgage	1	2	1	2
Home equity loans	4	2	6	6
Consumer direct loans	7	10	15	22
Credit cards	9	12	15	23
Consumer indirect loans	5	7	12	16
Total consumer loans	26	33	49	69
Total loans charged off	71	110	206	211
Recoveries:
Commercial and industrial	32	5	40	10
Real estate — commercial mortgage	6	—	7	1
Real estate — construction	—	—	—	—
Commercial lease financing	—	1	1	1
Total commercial loans	38	6	48	12
Real estate — residential mortgage	—	—	1	—
Home equity loans	1	1	2	3
Consumer direct loans	2	2	4	4
Credit cards	3	2	5	4
Consumer indirect loans	5	3	10	8
Total consumer loans	11	8	22	19
Total recoveries	49	14	70	31
Net loan charge-offs	(22)	(96)	(136)	(180)
Provision (credit) for loan and lease losses	(196)	445	(270)	784
Allowance for loan and lease losses at end of period	$1,220	$1,708	$1,220	$1,708
Liability for credit losses on lending-related commitments at the end of the prior period	$178	$161	$197	$68
Liability for credit losses on contingent guarantees at the end of the prior period	—	—	—	7
Cumulative effect from change in accounting principle (a), (b)	—	—	—	66
Liability for credit losses on off-balance sheet exposures at beginning of period	178	161	197	141
Provision (credit) for losses on off-balance sheet exposures	(26)	37	(45)	57
Liability for credit losses on off-balance sheet exposures at end of period (c)	$152	$198	$152	$198
Total allowance for credit losses at end of period	$1,372	$1,906	$1,372	$1,906
Net loan charge-offs to average total loans	.09%	.36%	.27%	.35%
Allowance for loan and lease losses to period-end loans	1.21	1.61	1.21	1.61
Allowance for credit losses to period-end loans	1.36	1.80	1.36	1.80
Allowance for loan and lease losses to nonperforming loans	175.8	224.7	175.8	224.7
Allowance for credit losses to nonperforming loans	197.7	250.8	197.7	250.8

Discontinued operations — education lending business:
Loans charged off	$1	$2	$2	$4
Recoveries	—	2	1	3
Net loan charge-offs	$(1)	—	$(1)	$(1)

(a)The cumulative effect from change in accounting principle relates to the January 1, 2020, adoption of ASU 2016-13.
(b)For the six month period ended June 30, 2020, excludes $4 million related to the provision for other financial assets.
(c)Included in "Accrued expense and other liabilities" on the balance sheet.

Nonperforming assets

Figure 30 shows the composition of our nonperforming assets. As shown in Figure 30, nonperforming assets at June 30, 2021, decreased $199 million from December 31, 2020. This decrease was primarily driven by the completion of the sale of a large commercial OREO asset at a small gain during the first quarter of 2021.

Under the CARES Act as well as banking regulator interagency guidance, certain loan modifications to borrowers experiencing financial distress as a result of the economic impacts created by the COVID-19 pandemic may not be reported as past due. Refer to Note 4 (“Asset Quality”) under the heading “Nonperforming and Past Due Loans.”

See Note 1 (“Summary of Significant Accounting Policies”) of our 2020 Form 10-K under the headings “Nonperforming Loans,” “Impaired Loans,” and “Allowance for Loan and Lease Losses” for a summary of our nonaccrual and charge-off policies.

Figure 30. Summary of Nonperforming Assets and Past Due Loans from Continuing Operations

dollars in millions	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Commercial and industrial	$355	$387	$385	$459	$404
Real estate — commercial mortgage	66	66	104	104	91
Real estate — construction	—	—	—	1	1
Total commercial real estate loans (a)	66	66	104	105	92
Commercial lease financing	7	8	8	6	9
Total commercial loans (b)	428	461	497	570	505
Real estate — residential mortgage	99	95	110	96	89
Home equity loans	146	148	154	146	141
Consumer direct loans	4	5	5	3	3
Credit cards	3	3	2	2	2
Consumer indirect loans	14	16	17	17	20
Total consumer loans	266	267	288	264	255
Total nonperforming loans	694	728	785	834	760
OREO	9	12	100	105	112
Nonperforming loans held for sale	32	47	49	61	75
Other nonperforming assets	3	3	3	3	4
Total nonperforming assets	$738	$790	$937	$1,003	$951
Accruing loans past due 90 days or more	$74	$92	$86	$73	$87
Accruing loans past due 30 through 89 days	190	191	241	336	419
Restructured loans — accruing and nonaccruing (c)	334	376	363	306	310
Restructured loans included in nonperforming loans (c)	177	192	229	168	166
Nonperforming assets from discontinued operations — education lending business	5	5	5	6	7
Nonperforming loans to period-end portfolio loans	.69%	.72%	.78%	.81%	.72%
Nonperforming assets to period-end portfolio loans plus OREO and other nonperforming assets	.73	.78	.92	.97	.89
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

Figure 31 shows the types of activity that caused the change in our nonperforming loan balance during each of the last five quarters.

Figure 31. Summary of Changes in Nonperforming Loans from Continuing Operations

	2021		2020
in millions	Second	First	Fourth	Third	Second
Balance at beginning of period	$728	$785	$834	$760	$632
Loans placed on nonaccrual status	186	196	300	387	293
Charge-offs	(74)	(135)	(160)	(150)	(111)
Loans sold	(10)	(13)	(9)	(6)	(5)
Payments	(92)	(37)	(83)	(83)	(29)
Transfers to OREO	—	(3)	(3)	—	—
Loans returned to accrual status	(44)	(65)	(94)	(74)	(20)
Balance at end of period	$694	$728	$785	$834	$760

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

Cyberattack risks may also occur with our third-party technology service providers and may result in financial loss or liability that could adversely affect our financial condition or results of operations. Cyberattacks could also interfere with third-party providers’ ability to fulfill their contractual obligations to us. Recent high-profile cyberattacks have targeted retailers, credit bureaus, and other businesses for the purpose of acquiring the confidential information (including personal, financial, and credit card information) of customers, some of whom are customers of ours. Recently, there have also been numerous highly publicized cases where hackers requested ransom payments in exchange for not disclosing customer information or to restore company access to locked systems. We may incur expenses related to the investigation of such attacks or related to the protection of our customers from identity theft as a result of such attacks. We may also incur expenses to enhance our systems or processes to protect against cyber or other security incidents. Risks and exposures related to cyberattacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking, and other technology-based products and services by us and our clients. To date, Key has not experienced material disruption of our operations, or material harm to our customers, as a result of the heightened threat landscape or cyberattacks.

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

		Three months ended					Six months ended
dollars in millions		6/30/2021	3/31/2021	12/31/2020	9/30/2020	6/30/2020	6/30/2021	6/30/2020
Tangible common equity to tangible assets at period-end
Key shareholders’ equity (GAAP)		$17,941	$17,634	$17,981	$17,722	$17,542
Less:	Intangible assets (a)	2,828	2,842	2,848	2,862	2,877
	Preferred Stock (b)	1,856	1,856	1,856	1,856	1,856
	Tangible common equity (non-GAAP)	$13,257	$12,936	$13,277	$13,004	$12,809
Total assets (GAAP)		$181,115	$176,203	$170,336	$170,540	$171,192
Less:	Intangible assets (a)	2,828	2,842	2,848	2,862	2,877
	Tangible assets (non-GAAP)	$178,287	$173,361	$167,488	$167,678	$168,315
	Tangible common equity to tangible assets ratio (non-GAAP)	7.4%	7.5%	7.9%	7.8%	7.6%
Average tangible common equity
Average Key shareholders’ equity (GAAP)		$17,271	$17,769	$17,905	$17,730	$17,688	$17,519	$17,452
Less:	Intangible assets (average) (c)	2,840	2,844	2,855	2,870	2,886	2,840	2,894
	Preferred Stock (average)	1,900	1,900	1,900	1,900	1,900	1,900	1,900
	Average tangible common equity (non-GAAP)	$12,531	$13,025	$13,150	$12,960	$12,902	$12,779	$12,658
Return on average tangible common equity from continuing operations
Net income (loss) from continuing operations attributable to Key common shareholders (GAAP)		$698	$591	$549	$397	$159	$1,289	$277
Average tangible common equity (non-GAAP)		12,531	13,025	13,150	12,960	12,902	12,779	12,658
Return on average tangible common equity from continuing operations (non-GAAP)		22.34%	18.25%	16.61%	12.19%	4.96%	20.34%	4.40%
Return on average tangible common equity consolidated
Net income (loss) attributable to Key common shareholders (GAAP)		$703	$595	$556	$401	$161	$1,298	$280
Average tangible common equity (non-GAAP)		12,531	13,025	13,150	12,960	12,902	12,779	12,658
Return on average tangible common equity consolidated (non-GAAP)		22.50%	18.37%	16.82%	12.31%	5.02%	20.48%	4.45%
(a)For the three months ended June 30, 2021, March 31, 2021, December 31, 2020, September 30, 2020, and June 30, 2020, intangible assets exclude $4 million, $4 million, $4 million, $5 million, and $5 million, respectively, of period-end purchased credit card receivables.
(b)Net of capital surplus.
(c)For the three months ended June 30, 2021, March 31, 2021, December 31, 2020, September 30, 2020, and June 30, 2020, average intangible assets exclude $4 million, $4 million, $5 million, $5 million, and $6 million, respectively, of average purchased credit card receivables.

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

		Three months ended					Six months ended
dollars in millions		6/30/2021	3/31/2021	12/31/2020	9/30/2020	6/30/2020	6/30/2021	6/30/2020
Cash efficiency ratio
Noninterest expense (GAAP)		$1,076	$1,071	$1,128	$1,037	$1,013	$2,147	$1,944
Less:	Intangible asset amortization	14	15	15	15	18	29	35
Adjusted noninterest expense (non-GAAP)		$1,062	$1,056	$1,113	$1,022	$995	$2,118	$1,909
Net interest income (GAAP)		$1,017	$1,005	$1,035	$1,000	$1,018	$2,022	$1,999
Plus:	Taxable-equivalent adjustment	6	7	8	6	7	13	15
	Noninterest income (GAAP)	750	738	802	681	692	1,488	1,169
Total taxable-equivalent revenue (non-GAAP)		$1,773	$1,750	$1,845	$1,687	$1,717	$3,523	$3,183
Cash efficiency ratio (non-GAAP)		59.9%	60.3%	60.3%	60.6%	57.9%	60.1%	60.0%

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

We rely heavily on the use of judgment, assumptions, and estimates to make a number of core decisions, including accounting for the ALLL; contingent liabilities, guarantees and income taxes; derivatives and related hedging activities; and assets and liabilities that involve valuation methodologies. In addition, we may employ outside valuation experts to assist us in determining fair values of certain assets and liabilities. A brief discussion of each of these areas appears on pages 91 through 96 of our 2020 Form 10-K. During the first six months of 2021, we did not significantly alter the manner in which we applied our critical accounting policies or developed related assumptions and estimates.

Accounting and Reporting Developments

Accounting Guidance Pending Adoption at June 30, 2021

Standard	Required Adoption	Description	Effect on Financial Statements or Other Significant Matters
ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40)	January 1, 2022 Early adoption is permitted.	The ASU simplifies the accounting for convertible debt instruments by eliminating the legacy accounting models for convertible instruments with beneficial conversion features or cash conversion features. The guidance also amends the guidance used to determine if a freestanding financial instrument or an embedded feature qualifies for a scope exception from derivative accounting. For freestanding financial instruments and embedded features that have all the characteristics of a derivative instrument and are potentially settled in an entity’s own stock, the guidance simplifies the settlement assessment that entities are required to perform. Also, the Update now requires the use of the if-converted method for all convertible instruments and includes the effect of potential share settlement in diluted EPS if the effect is more dilutive. The new guidance also makes clarifications to the EPS calculation. Further, the ASU expands disclosure requirements.

		The guidance should be applied on a modified retrospective or retrospective basis.	The adoption of this accounting guidance is not expected to have a material effect on our financial condition or results of operations.
Reference Rate Reform (Topic 848)	December 31, 2022	London Interbank Offered Rate (LIBOR), a reference rate presumed to capture bank funding costs, is being phased out and will no longer be published. This transition to alternate rates will impact, among other things, contracts that reference LIBOR. This ASU provides relief from cumbersome accounting consequences for certain qualifying contract modifications undertaken as a result of reference rate reform.	Key has established an enterprise-wide program to identify and address all LIBOR related issues and will assess the impacts in conjunction with the reference rate transition as it occurs over the next two years.

European Sovereign and Nonsovereign Debt Exposures

Our total European sovereign and Nonsovereign debt exposure is presented in Figure 32.

Figure 32. European Sovereign and Nonsovereign Debt Exposures

June 30, 2021	Short- and Long- Term Commercial Total (a)	Foreign Exchange and Derivatives with Collateral (b)	Net Exposure
in millions
France:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	$1	$1
Nonsovereign non-financial institutions	$1	—	1
Total	1	1	2
Germany:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	—	—
Nonsovereign non-financial institutions	33	—	33
Total	33	—	33
Italy:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	—	—
Nonsovereign non-financial institutions	17	—	17
Total	17	—	17
United Kingdom:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	249	249
Nonsovereign non-financial institutions	—	—	—
Total	—	249	249
Total Europe:
Sovereigns	—	—	—
Nonsovereign financial institutions	—	250	250
Nonsovereign non-financial institutions	51	—	51
Total	$51	$250	$301

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

Item 1. Financial Statements

Consolidated Balance Sheets

in millions, except per share data	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Cash and due from banks	$792	$1,091
Short-term investments	20,460	16,194
Trading account assets	851	735
Securities available for sale	34,638	27,556
Held-to-maturity securities (fair value: $6,474 and $8,023)	6,175	7,595
Other investments	635	621
Loans, net of unearned income of $386 and $449	100,730	101,185
Less: Allowance for loan and lease losses	(1,220)	(1,626)
Net loans	99,510	99,559
Loans held for sale (a)	1,537	1,583
Premises and equipment	785	753
Goodwill	2,673	2,664
Other intangible assets	159	188
Corporate-owned life insurance	4,304	4,286
Accrued income and other assets	7,966	6,812
Discontinued assets	630	699
Total assets	$181,115	$170,336
LIABILITIES
Deposits in domestic offices:
NOW and money market deposit accounts	$85,242	$80,427
Savings deposits	6,993	5,913
Certificates of deposit ($100,000 or more)	2,064	2,733
Other time deposits	2,493	3,010
Total interest-bearing deposits	96,792	92,083
Noninterest-bearing deposits	49,280	43,199
Total deposits	146,072	135,282
Federal funds purchased and securities sold under repurchase agreements	211	220
Bank notes and other short-term borrowings	723	759
Accrued expense and other liabilities	2,957	2,385
Long-term debt	13,211	13,709
Total liabilities	163,174	152,355
EQUITY
Preferred stock	1,900	1,900
Common Shares, $1 par value; authorized 2,100,000,000 and 2,100,000,000 shares; issued 1,256,702,081 and 1,256,702,081 shares	1,257	1,257
Capital surplus	6,232	6,281
Retained earnings	13,689	12,751
Treasury stock, at cost (296,426,197 and 280,928,782 shares)	(5,287)	(4,946)
Accumulated other comprehensive income (loss)	150	738
Key shareholders’ equity	17,941	17,981
Noncontrolling interests	—	—
Total equity	17,941	17,981
Total liabilities and equity	$181,115	$170,336

(a)Total loans held for sale include real estate — residential mortgage loans held for sale at fair value of $231 million at June 30, 2021, and $264 million at December 31, 2020.
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Income

dollars in millions, except per share amounts	Three months ended June 30,		Six months ended June 30,
(Unaudited)	2021	2020	2021	2020
INTEREST INCOME
Loans	$888	$980	$1,777	$2,006
Loans held for sale	11	21	22	40
Securities available for sale	133	121	263	250
Held-to-maturity securities	45	56	90	118
Trading account assets	5	5	10	13
Short-term investments	6	7	11	13
Other investments	2	—	4	1
Total interest income	1,090	1,190	2,177	2,441
INTEREST EXPENSE
Deposits	16	96	37	265
Federal funds purchased and securities sold under repurchase agreements	—	—	—	6
Bank notes and other short-term borrowings	3	5	4	10
Long-term debt	54	71	114	161
Total interest expense	73	172	155	442
NET INTEREST INCOME	1,017	1,018	2,022	1,999
Provision for credit losses	(222)	482	(315)	841
Net interest income after provision for credit losses	1,239	536	2,337	1,158
NONINTEREST INCOME
Trust and investment services income	133	123	266	256
Investment banking and debt placement fees	217	156	379	272
Service charges on deposit accounts	83	68	156	152
Operating lease income and other leasing gains	36	60	74	90
Corporate services income	55	52	119	114
Cards and payments income	113	91	218	157
Corporate-owned life insurance income	30	35	61	71
Consumer mortgage income	26	62	73	82
Commercial mortgage servicing fees	44	12	78	30
Other income (a)	13	33	64	(55)
Total noninterest income	750	692	1,488	1,169
NONINTEREST EXPENSE
Personnel	623	572	1,247	1,087
Net occupancy	75	71	151	147
Computer processing	71	56	144	111
Business services and professional fees	51	49	101	93
Equipment	25	25	50	49
Operating lease expense	31	34	65	70
Marketing	31	24	57	45
Intangible asset amortization	14	18	29	35
Other expense	155	164	303	307
Total noninterest expense	1,076	1,013	2,147	1,944
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	913	215	1,678	383
Income taxes	189	30	336	53
INCOME (LOSS) FROM CONTINUING OPERATIONS	724	185	1,342	330
Income (loss) from discontinued operations	5	2	9	3
NET INCOME (LOSS)	729	187	1,351	333
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO KEY	$729	$187	$1,351	$333
Income (loss) from continuing operations attributable to Key common shareholders	$698	$159	$1,289	$277
Net income (loss) attributable to Key common shareholders	703	161	1,298	280
Per Common Share:
Income (loss) from continuing operations attributable to Key common shareholders	$.73	$.16	$1.34	$.29
Income (loss) from discontinued operations, net of taxes	—	—	.01	—
Net income (loss) attributable to Key common shareholders (b)	.73	.17	1.35	.29
Per Common Share — assuming dilution:
Income (loss) from continuing operations attributable to Key common shareholders	$.72	$.16	$1.33	$.28
Income (loss) from discontinued operations, net of taxes	—	—	.01	—
Net income (loss) attributable to Key common shareholders (b)	.73	.17	1.34	.29
Cash dividends declared per Common Share	$.185	$.185	$.370	$.370
Weighted-average Common Shares outstanding (000)	957,423	967,147	961,292	967,380
Effect of Common Share options and other stock awards	9,740	4,994	9,514	6,892
Weighted-average Common Shares and potential Common Shares outstanding (000) (c)	967,163	972,141	970,806	974,272

(a)For the three and six months ended June 30, 2021, net securities gains (losses) totaled less than $1 million. For the three months ended June 30, 2021 and June 30, 2020, we did not have any impairment losses related to securities. For the three months ended June 30, 2020, we had no net securities gains (losses). For the six months ended June 30, 2020, net securities gains (losses) totaled $4 million.
(b)EPS may not foot due to rounding.
(c)Assumes conversion of Common Share options and other stock awards and/or convertible preferred stock, as applicable.
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Comprehensive Income

in millions	Three months ended June 30,		Six months ended June 30,
(Unaudited)	2021	2020	2021	2020
Net income (loss)	$729	$187	$1,351	$333
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale, net of income taxes of $(59), $40, $139, and $166	185	130	(443)	535
Net unrealized gains (losses) on derivative financial instruments, net of income taxes of $45, $(5), $48, and $112	(141)	(14)	(151)	363
Foreign currency translation adjustments, net of income taxes of $0, $0, $0, and $0	—	—	—	—
Net pension and postretirement benefit costs, net of income taxes of $(1), $2, $(2), and $4	3	6	6	12
Total other comprehensive income (loss), net of tax	47	122	(588)	910
Comprehensive income (loss)	776	309	763	1,243
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	—
Comprehensive income (loss) attributable to Key	$776	$309	$763	$1,243

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Changes in Equity

	Key Shareholders’ Equity
dollars in millions, except per share amounts (Unaudited)	Preferred Shares Outstanding (000)	Common Shares Outstanding (000)	Preferred Stock	Common Shares	Capital Surplus	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
BALANCE AT DECEMBER 31, 2020	1,396	975,773	$1,900	$1,257	$6,281	$12,751	$(4,946)	$738	—
Net income (loss)						1,351			—
Other comprehensive income (loss)								(588)
Deferred compensation					—
Cash dividends declared
Common Shares ($.370 per share)						(360)
Series D Preferred Stock ($25.00 per depositary share)						(13)
Series E Preferred Stock ($.765626 per depositary share)						(15)
Series F Preferred Stock ($.706250 per depositary share)						(12)
Series G Preferred Stock ($.703126 per depositary share)						(13)
Open market Common Share repurchases		(20,979)					(435)
Employee equity compensation program Common Share repurchases		(1,602)			—		(32)
Common Shares reissued (returned) for stock options and other employee benefit plans		7,084			(49)		126
Net contribution from (distribution to) noncontrolling interests									—
Other						—
BALANCE AT JUNE 30, 2021	1,396	960,276	$1,900	$1,257	$6,232	$13,689	$(5,287)	$150	$—

BALANCE AT MARCH 31, 2021	1,396	972,587	$1,900	$1,257	$6,213	$13,166	$(5,005)	$103	$—
Net income (loss)						729			—
Other comprehensive income (loss)								47
Deferred compensation					3
Cash dividends declared
Common Shares ($.185 per share)						(179)
Series D Preferred Stock ($12.50 per depositary share)						(6)
Series E Preferred Stock ($.382813 per depositary share)						(8)
Series F Preferred Stock ($.353125 per depositary share)						(6)
Series G Preferred Stock ($.351563 per depositary share)						(7)
Open market Common Share repurchases		(13,278)					(299)
Employee equity compensation program Common Share repurchases		(26)			—		(1)
Common Shares reissued (returned) for stock options and other employee benefit plans		993			16		18
Net contribution from (distribution to) noncontrolling interests									—
BALANCE AT JUNE 30, 2021	1,396	960,276	$1,900	$1,257	$6,232	$13,689	$(5,287)	$150	$—

See Notes to Consolidated Financial Statements (Unaudited).

	Key Shareholders’ Equity
dollars in millions, except per share amounts (Unaudited)	Preferred Shares Outstanding (000)	Common Shares Outstanding (000)	Preferred Stock	Common Shares	Capital Surplus	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
BALANCE AT DECEMBER 31, 2019	1,396	977,189	$1,900	$1,257	$6,295	$12,469	$(4,909)	$26	$—
Cumulative effect from changes in accounting principle (a)						(230)
Net income (loss)						333
Other comprehensive income (loss)								910
Deferred compensation					—
Cash dividends declared
Common Shares ($.370 per share)						(362)
Series D Preferred Stock ($25.00 per depositary share)						(13)
Series E Preferred Stock ($.765626 per depositary share)						(15)
Series F Preferred Stock ($.706250 per depositary share)						(12)
Series G Preferred Stock ($.703126 per depositary share)						(13)
Open market Common Share repurchases		(6,067)					(117)
Employee equity compensation program Common Share repurchases		(1,814)			(55)		(36)
Common shares reissued (returned) for stock options and other employee benefit plans		6,639					117
Net contribution from (distribution to) noncontrolling interests									—
Other						(3)
BALANCE AT JUNE 30, 2020	1,396	975,947	$1,900	$1,257	$6,240	$12,154	$(4,945)	$936	$—

BALANCE AT MARCH 31, 2020	1,396	975,319	$1,900	$1,257	$6,222	$12,174	$(4,956)	$814	$—
Net income (loss)						187			—
Other comprehensive income (loss)								122
Deferred compensation					1
Cash dividends declared
Common Shares ($.185 per share)						(181)
Series D Preferred Stock ($12.50 per depositary share)						(6)
Series E Preferred Stock ($.382813 per depositary share)						(7)
Series F Preferred Stock ($.353125 per depositary share)						(6)
Series G Preferred Stock ($.53125 per depositary share)						(7)
Open market Common Share repurchases		—					—
Employee equity compensation program Common Share repurchases		(19)			17		(1)
Common shares reissued (returned) for stock options and other employee benefit plans		647			—		12
Net contribution from (distribution to) noncontrolling interests									—
BALANCE AT JUNE 30, 2020	1,396	975,947	$1,900	$1,257	$6,240	$12,154	$(4,945)	$936	$—

(a)Includes the impact of implementing ASU 2016-13, Financial Instruments - Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments. See Note 1 (“Summary of Significant Accounting Policies) in our 2020 Form 10-K for more information on our adoption of this guidance and the impact to our results of operations.
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows

in millions	Six months ended June 30,
(Unaudited)	2021	2020
OPERATING ACTIVITIES
Net income (loss)	$1,351	$333
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for credit losses	(315)	841
Depreciation and amortization expense, net	21	86
Accretion of acquired loans	13	18
Increase in cash surrender value of corporate-owned life insurance	(54)	(58)
Stock-based compensation expense	52	51
Deferred income taxes (benefit)	196	(148)
Proceeds from sales of loans held for sale	7,629	6,437
Originations of loans held for sale, net of repayments	(7,494)	(6,816)
Net losses (gains) on sales of loans held for sale	(120)	(109)
Net losses (gains) on leased equipment	(6)	(16)
Net securities losses (gains)	—	(4)
Net losses (gains) on sales of fixed assets	7	3
Net decrease (increase) in trading account assets	(116)	395
Net transfers of loans held for sale	26	—
Other operating activities, net	(942)	(908)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	248	105
INVESTING ACTIVITIES
Cash received (used) in acquisitions, net of cash acquired	(9)	—
Net decrease (increase) in short-term investments, excluding acquisitions	(4,266)	(12,764)
Purchases of securities available for sale	(11,978)	(4,567)
Proceeds from sales of securities available for sale	—	583
Proceeds from prepayments and maturities of securities available for sale	4,286	2,933
Proceeds from prepayments and maturities of held-to-maturity securities	1,427	998
Purchases of held-to-maturity securities	(3)	(5)
Purchases of other investments	(19)	(96)
Proceeds from sales of other investments	26	26
Proceeds from prepayments and maturities of other investments	6	11
Net decrease (increase) in loans, excluding acquisitions, sales and transfers	575	(11,967)
Proceeds from sales of portfolio loans	(163)	91
Proceeds from corporate-owned life insurance	36	40
Purchases of premises, equipment, and software	(32)	(27)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(10,114)	(24,744)
FINANCING ACTIVITIES
Net increase (decrease) in deposits, excluding acquisitions	10,790	23,643
Net increase (decrease) in short-term borrowings	(45)	891
Net proceeds from issuance of long-term debt	1,200	2,501
Payments on long-term debt	(1,518)	(1,507)
Open market Common Share repurchases	(435)	(117)
Employee equity compensation program Common Share repurchases	(32)	(36)
Net proceeds from reissuance of Common Shares	20	6
Cash dividends paid	(413)	(415)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	9,567	24,966
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	(299)	327
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	1,091	732
CASH AND DUE FROM BANKS AT END OF PERIOD	$792	$1,059
Additional disclosures relative to cash flows:
Interest paid	$200	$465
Income taxes paid (refunded)	191	59
Noncash items:
Reduction of secured borrowing and related collateral	$2	$3
Loans transferred to portfolio from held for sale	86	25
Loans transferred to held for sale from portfolio	97	210
Loans transferred to OREO	2	93
CMBS risk retentions	—	27
ABS risk retentions	14	9

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

		This guidance should be applied on prospective basis.	The adoption of this accounting guidance did not have a material effect on our financial condition or results of operations.
ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs	January 1, 2021
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

Our basic and diluted earnings per Common Share are calculated as follows:

	Three months ended June 30,		Six months ended June 30,
dollars in millions, except per share amounts	2021	2020	2021	2020
EARNINGS
Income (loss) from continuing operations	$724	$185	$1,342	$330
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—
Income (loss) from continuing operations attributable to Key	724	185	1,342	330
Less: Dividends on Preferred Stock	26	26	53	53
Income (loss) from continuing operations attributable to Key common shareholders	698	159	1,289	277
Income (loss) from discontinued operations, net of taxes	5	2	9	3
Net income (loss) attributable to Key common shareholders	$703	$161	$1,298	$280
WEIGHTED-AVERAGE COMMON SHARES
Weighted-average Common Shares outstanding (000)	957,423	967,147	961,292	967,380
Effect of Common Share options and other stock awards	9,740	4,994	9,514	6,892
Weighted-average Common Shares and potential Common Shares outstanding (000) (a)	967,163	972,141	970,806	974,272
EARNINGS PER COMMON SHARE
Income (loss) from continuing operations attributable to Key common shareholders	$.73	$.16	$1.34	$.29
Income (loss) from discontinued operations, net of taxes	—	—	.01	—
Net income (loss) attributable to Key common shareholders (b)	.73	.17	1.35	.29

Income (loss) from continuing operations attributable to Key common shareholders — assuming dilution	$.72	$.16	$1.33	$.28
Income (loss) from discontinued operations, net of taxes — assuming dilution	—	—	.01	—
Net income (loss) attributable to Key common shareholders — assuming dilution (b)	.73	.17	1.34	.29
(a)Assumes conversion of Common Share options and other stock awards and/or convertible preferred stock, as applicable.
(b)EPS may not foot due to rounding.

3. Loan Portfolio

Loan Portfolio by Portfolio Segment and Financing Receivable (a)

in millions	June 30, 2021	December 31, 2020
Commercial and industrial (b)	$50,672	$52,907
Commercial real estate:
Commercial mortgage	12,965	12,687
Construction	2,132	1,987
Total commercial real estate loans	15,097	14,674
Commercial lease financing (c)	4,061	4,399
Total commercial loans	69,830	71,980
Residential — prime loans:
Real estate — residential mortgage	12,131	9,298
Home equity loans	9,047	9,360
Total residential — prime loans	21,178	18,658
Consumer direct loans	5,049	4,714
Credit cards	923	989
Consumer indirect loans	3,750	4,844
Total consumer loans	30,900	29,205
Total loans (d)	$100,730	$101,185

(a)Accrued interest of $225 million and $241 million at June 30, 2021, and December 31, 2020, respectively, presented in "other assets" on the Consolidated Balance Sheets is excluded from the amortized cost basis disclosed in this table.
(b)Loan balances include $135 million and $127 million of commercial credit card balances at June 30, 2021, and December 31, 2020, respectively.
(c)Commercial lease financing includes receivables held as collateral for a secured borrowing of $19 million and $23 million at June 30, 2021, and December 31, 2020, respectively. Principal reductions are based on the cash payments received from these related receivables. Additional information pertaining to this secured borrowing is included in Note 20 (“Long-Term Debt”) beginning on page 171 of our 2020 Form 10-K.
(d)Total loans exclude loans of $636 million at June 30, 2021, and $710 million at December 31, 2020, related to the discontinued operations of the education lending business.

4. Asset Quality

ALLL

We estimate the appropriate level of the ALLL on at least a quarterly basis. The methodology is described in Note 1 ("Summary of Significant Accounting Policies") under the heading "Allowance for Loan and Lease Losses" beginning on page 110 of our 2020 Form 10-K.

The ALLL at June 30, 2021, represents our current estimate of lifetime credit losses inherent in the loan portfolio at that date. The changes in the ALLL by loan category for the periods indicated are as follows:

Three months ended June 30, 2021:

in millions	March 31, 2021	Provision		Charge-offs	Recoveries	June 30, 2021
Commercial and Industrial	$596	$(88)		$(41)	$32	$499
Commercial real estate:
Real estate — commercial mortgage	256	(31)		(4)	6	227
Real estate — construction	45	(10)		—	—	35
Total commercial real estate loans	301	(41)		(4)	6	262
Commercial lease financing	40	(6)		—	—	34
Total commercial loans	937	(135)		(45)	38	795
Real estate — residential mortgage	100	(13)		(1)	—	86
Home equity loans	157	(18)		(4)	1	136
Consumer direct loans	126	(6)		(7)	2	115
Credit cards	80	(6)		(9)	3	68
Consumer indirect loans	38	(18)		(5)	5	20
Total consumer loans	501	(61)		(26)	11	425
Total ALLL — continuing operations	1,438	(196)	(a)	(71)	49	1,220
Discontinued operations	33	(2)		(1)	—	30
Total ALLL — including discontinued operations	$1,471	$(198)		$(72)	$49	$1,250

(a)Excludes a credit for losses on lending-related commitments of $26 million.

Three months ended June 30, 2020:

in millions	March 31, 2020	Provision		Charge-offs	Recoveries	June 30, 2020
Commercial and Industrial	$542	$249		$(71)	$5	$725
Commercial real estate:
Real estate — commercial mortgage	207	87		(2)	—	292
Real estate — construction	25	16		—	—	41
Total commercial real estate loans	232	103		(2)	—	333
Commercial lease financing	44	14		(4)	1	55
Total commercial loans	818	366		(77)	6	1,113
Real estate — residential mortgage	89	14		(2)	—	101
Home equity loans	184	14		(2)	1	197
Consumer direct loans	116	22		(10)	2	130
Credit cards	104	13		(12)	2	107
Consumer indirect loans	48	16		(7)	3	60
Total consumer loans	541	79		(33)	8	595
Total ALLL — continuing operations	1,359	445	(a)	(110)	14	1,708
Discontinued operations	43	—		(2)	2	43
Total ALLL — including discontinued operations	$1,402	$445		$(112)	$16	$1,751

(a)Excludes a provision for losses on lending-related commitments of $37 million.

Six months ended June 30, 2021

in millions	December 31, 2020	Provision		Charge-offs	Recoveries	June 30, 2021
Commercial and Industrial	$678	$(105)		$(114)	$40	$499
Commercial real estate:
Real estate — commercial mortgage	327	(68)		(39)	7	227
Real estate — construction	47	(12)		—	—	35
Total commercial real estate loans	374	(80)		—	—	262
Commercial lease financing	47	(10)		(4)	1	34
Total commercial loans	1,099	(195)		(157)	48	795
Real estate — residential mortgage	102	(16)		(1)	1	86
Home equity loans	171	(31)		(6)	2	136
Consumer direct loans	128	(2)		(15)	4	115
Credit cards	87	(9)		(15)	5	68
Consumer indirect loans	39	(17)		(12)	10	20
Total consumer loans	527	(75)		(49)	22	425
Total ALLL — continuing operations	1,626	(270)	(a)	(206)	70	1,220
Discontinued operations	36	(5)		(2)	1	30
Total ALLL — including discontinued operations	$1,662	$(275)		$(208)	$71	$1,250

(a)Excludes a credit for losses on lending-related commitments of $45 million

Six months ended June 30, 2020

in millions	Pre-ASC 326 Adoption December 31, 2019	Impact of ASC 326 Adoption	January 1, 2020	Provision		Charge-offs	Recoveries	June 30, 2020
Commercial and Industrial	$551	$(141)	$410	$436		$(131)	$10	$725
Commercial real estate:
Real estate — commercial mortgage	143	16	159	137		(5)	1	292
Real estate — construction	22	(7)	15	26		—	—	41
Total commercial real estate loans	165	9	174	163		(5)	1	333
Commercial lease financing	35	8	43	17		(6)	1	55
Total commercial loans	751	(124)	627	616		(142)	12	1,113
Real estate — residential mortgage	7	77	84	19		(2)	—	101
Home equity loans	31	147	178	22		(6)	3	197
Consumer direct loans	34	63	97	51		(22)	4	130
Credit cards	47	35	82	44		(23)	4	107
Consumer indirect loans	30	6	36	32		(16)	8	60
Total consumer loans	149	328	477	168		(69)	19	595
Total ALLL — continuing operations	900	204	1,104	784	(a)	(211)	31	1,708
Discontinued operations	10	31	41	3		(4)	3	43
Total ALLL — including discontinued operations	$910	$235	$1,145	$787		$(215)	$34	$1,751

(a)Excludes a provision for losses on lending-related commitments of $57 million.

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

Segment	Portfolio	Key Macroeconomic Variables (a)
Commercial	Commercial and industrial	BBB corporate bond rate (spread), GDP, industrial production, and unemployment rate
	Commercial real estate	BBB corporate bond rate (spread), property and real estate price indices, and unemployment rate
	Commercial lease financing	BBB corporate bond rate (spread), GDP, and unemployment rate
Consumer	Real estate — residential mortgage	GDP, home price index, unemployment rate, and 30 year mortgage rate
	Home equity	Home price index, unemployment rate, and 30 year mortgage rate
	Consumer direct	Unemployment rate and U.S. household income
	Consumer indirect	New vehicle sales, used vehicle prices, and unemployment rate
	Credit cards	Unemployment rate and U.S. household income
	Discontinued operations	Unemployment rate
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

Economic Outlook

As of June 30, 2021, the economic prospects continue to improve at a more accelerated pace than in the first quarter of 2021, but the continuation of the COVID-19 pandemic and the wind-down of various governmental assistance programs still creates much uncertainty. We utilized the Moody’s May 2021 Consensus forecast to estimate our expected credit losses as of June 30, 2021. We determined such forecast to be a reasonable view of the outlook for the economy given all available information at quarter end.

The baseline scenario reflects moderate economic growth over the next two years in markets in which we operate. U.S. GDP continues to rebound with a projected 10.6% annualized growth rate in the second quarter of 2021 and an overall growth rate of approximately 7% expected for the year. The national unemployment rate forecast is 5.9% in the second quarter of 2021, and is expected to decline to 4.7% by the fourth quarter of 2021.

To the extent we identified credit risk considerations that were not captured by the third-party economic forecast, we addressed the risk through management’s qualitative adjustments to the ALLL.

As a result of the unprecedented economic uncertainty caused by the COVID-19 pandemic, our future loss estimates may vary considerably from our June 30, 2021 assumptions.

Commercial Loan Portfolio

The ALLL from continuing operations for the commercial segment decreased by $142 million, or 15.2%, from March 31, 2021. The overall decrease in the allowance is driven by improvements in economic forecasts, a slight decline in loan balances, and improving asset quality.

The changes to the economic forecast primarily reflect improvements in economic drivers used in our models. The unemployment and GDP positive growth outlook contributes to the overall commercial segment reserve decrease. Expected improvements in real estate price indices lead to a reduction in reserve in our commercial real estate book. Risk rating migrations are driving a modest decrease in ALLL levels for the commercial and industrial portfolio. The ALLL results also reflect incremental credit risk considerations as a result of the future economic uncertainties which are addressed through qualitative adjustments.

As of June 30, 2021, we concluded that no ALLL is necessary for $5.7 billion in outstanding PPP loans as they are 100% guaranteed by the SBA.

Consumer Loan Portfolio

The ALLL from continuing operations for the consumer segment decreased by $76 million, or 15.2%, from March 31, 2021. The overall decrease in the allowance is driven by updated economic forecasts that capture an improving outlook for several drivers and strong portfolio performance, partially offset by growth in consumer real estate.

The most meaningful changes to the economic forecast contributing to the reduction in reserves include improvement in the unemployment rate outlook, which impacts all consumer portfolios. In addition, the housing market and HPI outlook continue to display strength, which impacts the residential mortgage and home equity segments. The unprecedented increase in used vehicle prices and favorable outlook are the main driver for the reserve reduction in the indirect auto loan portfolio. As it relates to the decline in the ALLL due to portfolio factors, shifts are largely driven by attrition activity, targeted portfolio growth and overall strong credit drivers. The ALLL results also reflect incremental credit risk considerations as a result of the economic stress and related borrower assistance programs, which are addressed through qualitative adjustments.

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

Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category and Vintage (a)

As of June 30, 2021	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and Internal Risk Rating
in millions	2021	2020	2019	2018	2017	Prior			Total
Commercial and Industrial
Risk Rating:
Pass	$6,763	$8,185	$4,542	$3,382	$2,124	$3,974	$19,061	$104	$48,135
Criticized (Accruing)	30	118	232	242	208	236	1,086	30	2,182
Criticized (Nonaccruing)	1	7	17	52	7	48	221	2	355
Total commercial and industrial	6,794	8,310	4,791	3,676	2,339	4,258	20,368	136	50,672
Real estate — commercial mortgage
Risk Rating:
Pass	1,678	1,415	2,703	1,371	786	3,254	716	46	11,969
Criticized (Accruing)	12	25	156	152	142	330	111	2	930
Criticized (Nonaccruing)	—	—	4	1	16	41	4	—	66
Total real estate — commercial mortgage	1,690	1,440	2,863	1,524	944	3,625	831	48	12,965
Real estate — construction
Risk Rating:
Pass	177	555	700	365	152	36	28	9	2,022
Criticized (Accruing)	—	4	14	54	22	14	2	—	110
Criticized (Nonaccruing)	—	—	—	—	—	—	—	—	—
Total real estate — construction	177	559	714	419	174	50	30	9	2,132
Commercial lease financing
Risk Rating:
Pass	409	880	825	416	380	1,037	—	—	3,947
Criticized (Accruing)	—	19	40	17	23	8	—	—	107
Criticized (Nonaccruing)	—	—	2	1	2	2	—	—	7
Total commercial lease financing	409	899	867	434	405	1,047		—	4,061
Total commercial loans	$9,070	$11,208	$9,235	$6,053	$3,862	$8,980	$21,229	$193	$69,830

As of December 31, 2020	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and Internal Risk Rating
in millions	2020	2019	2018	2017	2016	Prior			Total
Commercial and Industrial
Risk Rating:
Pass	$13,100	$5,487	$4,040	$2,617	$1,967	$2,709	$19,832	$118	$49,870
Criticized (Accruing)	66	198	174	236	150	279	1,527	22	2,652
Criticized (Nonaccruing)	8	27	71	28	17	7	226	1	385
Total commercial and industrial	13,174	5,712	4,285	2,881	2,134	2,995	21,585	141	52,907
Real estate — commercial mortgage
Risk Rating:
Pass	1,591	2,937	1,737	867	765	3,027	885	43	11,852
Criticized (Accruing)	12	142	81	145	72	255	22	2	731
Criticized (Nonaccruing)	—	1	4	4	2	88	5	—	104
Total real estate — commercial mortgage	1,603	3,080	1,822	1,016	839	3,370	912	45	12,687
Real estate — construction
Risk Rating:
Pass	367	764	510	188	27	22	31	5	1,914
Criticized (Accruing)	—	14	38	18	—	2	1	—	73
Criticized (Nonaccruing)	—	—	—	—	—	—	—	—	—
Total real estate — construction	367	778	548	206	27	24	32	5	1,987
Commercial lease financing
Risk Rating:
Pass	1,076	1,050	534	504	228	901	—	—	4,293
Criticized (Accruing)	10	35	15	26	7	4	—	—	97
Criticized (Nonaccruing)	—	2	2	2	2	1	—	—	9
Total commercial lease financing	1,086	1,087	551	532	237	906	—	—	4,399
Total commercial loans	$16,230	$10,657	$7,206	$4,635	$3,237	$7,295	$22,529	$191	$71,980

(a)Accrued interest of $127 million and $140 million as of June 30, 2021 and December 31, 2020, respectively, presented in Other Assets on the Consolidated Balance Sheets, was excluded from the amortized cost basis disclosed in these tables.

Consumer Credit Exposure
Credit Risk Profile by FICO Score and Vintage (a)

As of June 30, 2021	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and FICO Score
in millions	2021	2020	2019	2018	2017	Prior			Total
Real estate — residential mortgage
FICO Score:
750 and above	$3,871	$3,348	$1,106	$129	$173	$1,353	—	—	$9,980
660 to 749	743	462	201	54	37	363	—	—	1,860
Less than 660	10	14	17	18	9	157	—	—	225
No Score	18	1	2	2	4	39	—	—	66
Total real estate — residential mortgage	4,642	3,825	1,326	203	223	1,912	—	—	12,131
Home equity loans
FICO Score:
750 and above	799	911	321	128	160	818	$2,426	$508	6,071
660 to 749	262	335	147	56	55	247	1,087	172	2,361
Less than 660	14	28	21	15	15	106	353	51	603
No Score	—	2	2	1	—	2	4	1	12
Total home equity loans	1,075	1,276	491	200	230	1,173	3,870	732	9,047
Consumer direct loans
FICO Score:
750 and above	867	1,457	688	90	24	120	112	—	3,358
660 to 749	251	383	220	58	15	48	224	—	1,199
Less than 660	10	20	28	14	4	12	64	—	152
No Score	31	44	36	14	12	22	181	—	340
Total consumer direct loans	1,159	1,904	972	176	55	202	581	—	5,049
Credit cards
FICO Score:
750 and above	—	—	—	—	—	—	472	—	472
660 to 749	—	—	—	—	—	—	372	—	372
Less than 660	—	—	—	—	—	—	77	—	77
No Score	—	—	—	—	—	—	2	—	2
Total credit cards	—	—	—	—	—	—	923	—	923
Consumer indirect loans
FICO Score:
750 and above	115	821	770	286	130	81	—	—	2,203
660 to 749	—	496	416	163	63	54	—	—	1,192
Less than 660	—	102	116	70	35	32	—	—	355
No Score	—	—	—	—	—	—	—	—	—
Total consumer indirect loans	115	1,419	1,302	519	228	167	—	—	3,750
Total consumer loans	$6,991	$8,424	$4,091	$1,098	$736	$3,454	$5,374	$732	$30,900

As of December 31, 2020	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Amortized Cost Basis by Origination Year and FICO Score
in millions	2020	2019	2018	2017	2016	Prior			Total
Real estate — residential mortgage
FICO Score:
750 and above	$3,595	$1,620	$194	$254	$537	$1,211	—	—	$7,411
660 to 749	710	284	76	48	100	332	—	—	1,550
Less than 660	16	28	21	10	26	170	—	—	271
No Score	1	2	2	7	2	52	—	—	66
Total real estate — residential mortgage	4,322	1,934	293	319	665	1,765	—	—	9,298
Home equity loans
FICO Score:
750 and above	1,043	404	168	202	190	839	$2,689	$590	6,125
660 to 749	385	198	82	77	69	253	1,237	206	2,507
Less than 660	27	30	18	20	20	113	426	61	715
No Score	2	2	1	—	—	2	5	1	13
Total home equity loans	1,457	634	269	299	279	1,207	4,357	858	9,360
Consumer direct loans
FICO Score:
750 and above	1,840	883	115	32	16	57	119	—	3,062
660 to 749	479	268	80	22	14	33	254	1	1,151
Less than 660	23	37	21	8	5	10	81	—	185
No Score	65	35	21	21	10	11	153	—	316
Total consumer direct loans	2,407	1,223	237	83	45	111	607	1	4,714
Credit cards
FICO Score:
750 and above	—	—	—	—	—	—	488	—	488
660 to 749	—	—	—	—	—	—	407	—	407
Less than 660	—	—	—	—	—	—	93	—	93
No Score	—	—	—	—	—	—	1	—	1
Total credit cards	—	—	—	—	—	—	989	—	989
Consumer indirect loans
FICO Score:
750 and above	1,092	924	369	188	69	66	—	—	2,708
660 to 749	653	558	232	97	36	47	—	—	1,623
Less than 660	143	163	99	54	25	28	—	—	512
No Score	1	—	—	—	—	—	—	—	1
Total consumer indirect loans	1,889	1,645	700	339	130	141	—	—	4,844
Total consumer loans	$10,075	$5,436	$1,499	$1,040	$1,119	$3,224	$5,953	$859	$29,205

(a)Accrued interest of $97 million and $101 million as of June 30, 2021 and December 31, 2020, respectively, presented in Other Assets on the Consolidated Balance Sheets, was excluded from the amortized cost basis disclosed in this table.

Nonperforming and Past Due Loans

Our policies for determining past due loans, placing loans on nonaccrual, applying payments on nonaccrual loans, and resuming accrual of interest for our commercial and consumer loan portfolios are disclosed in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Nonperforming Loans” beginning on page 108 of our 2020 Form 10-K.

Under the CARES Act as well as banking regulator interagency guidance, certain loan modifications to borrowers experiencing financial distress as a result of the economic impacts created by the COVID-19 pandemic may not be required to be reported as past due. For COVID-19 related loan modifications which occurred from March 1, 2020, through June 30, 2021, and met the loan modification criteria under either the CARES Act or the criteria specified by the regulatory agencies, we have elected to re-age to current status all commercial loans and consumer loans that are not secured by real-estate and freeze the delinquency status of consumer real estate secured loans as of the modification or forbearance grant date. At June 30, 2021, the portfolio loans and leases in active deferral or forebearance as part of our COVID-19 hardship relief programs totaled $259 million, of which $209 million of loan modifications and forbearances made under the criteria of either the CARES Act, banking regulator interagency guidance, or short-term forbearance policies were not reported as nonperforming.

The following aging analysis of past due and current loans as of June 30, 2021, and December 31, 2020, provides further information regarding Key’s credit exposure.

Aging Analysis of Loan Portfolio(a)

June 30, 2021	Current	30-59 Days Past Due (b)	60-89 Days Past Due (b)	90 and Greater Days Past Due (b)	Non-performing Loans	Total Past Due and Non-performing Loans	Total Loans (c)
in millions
LOAN TYPE
Commercial and industrial	$50,188	$71	$19	$39	$355	$484	$50,672
Commercial real estate:
Commercial mortgage	12,865	12	7	15	66	100	12,965
Construction	2,131	—	1	—	—	1	2,132
Total commercial real estate loans	14,996	12	8	15	66	101	15,097
Commercial lease financing	4,043	7	1	3	7	18	4,061
Total commercial loans	$69,227	$90	$28	$57	$428	$603	$69,830
Real estate — residential mortgage	$12,023	$7	$2	$—	$99	$108	$12,131
Home equity loans	8,861	23	10	7	146	186	9,047
Consumer direct loans	5,035	5	2	3	4	14	5,049
Credit cards	909	3	2	6	3	14	923
Consumer indirect loans	3,717	14	4	1	14	33	3,750
Total consumer loans	$30,545	$52	$20	$17	$266	$355	$30,900
Total loans	$99,772	$142	$48	$74	$694	$958	$100,730

(a)Amounts in table represent amortized cost and exclude loans held for sale.
(b)Accrued interest of $225 million presented in Other Assets on the Consolidated Balance Sheets is excluded from the amortized cost basis disclosed in this table.
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

At June 30, 2021, the approximate carrying amount of our commercial nonperforming loans outstanding represented 69% of their original contractual amount owed, total nonperforming loans outstanding represented 76% of their original contractual amount owed, and nonperforming assets in total were carried at 81% of their original contractual amount owed.

Nonperforming loans reduced expected interest income by $7 million and $14 million for the three and six months ended June 30, 2021,respectively, and $7 million and $13 million for the three and six months ended June 30, 2020, respectively.

The amortized cost basis of nonperforming loans on nonaccrual status for which there is no related allowance for credit losses was $474 million at June 30, 2021.

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

There were no significant changes in the extent to which collateral secures our collateral-dependent financial assets during the three months ended June 30, 2021.

TDRs

We classify loan modifications as TDRs when a borrower is experiencing financial difficulties and we have granted a concession without commensurate financial, structural, or legal consideration. Our loan modifications are handled on a case-by-case basis and are negotiated to achieve mutually agreeable terms that maximize loan collectability and meet the borrower’s financial needs. Under the CARES Act as well as banking regulator interagency guidance, certain loan modifications to borrowers experiencing financial distress as a result of the economic impacts created by the COVID-19 pandemic may not be required to be treated as TDRs under U.S. GAAP.  As of June 30, 2021, the outstanding balance of loans that underwent COVID-19 related loan modifications for which we elected to suspend TDR accounting as such loan modifications met the criteria under either the CARES Act or banking regulator interagency guidance totaled $209 million.

Commitments outstanding to lend additional funds to borrowers whose loan terms have been modified in TDRs were $30 million and $1 million at June 30, 2021, and December 31, 2020, respectively.

The consumer TDR other concession category in the table below primarily includes those borrowers’ debts that are discharged through Chapter 7 bankruptcy and have not been formally re-affirmed. At June 30, 2021, and December 31, 2020, the recorded investment of consumer residential mortgage loans in the process of foreclosure was approximately $78 million and $92 million, respectively.

The following table shows the post-modification outstanding recorded investment by concession type for our commercial and consumer accruing and nonaccruing TDRs that occurred during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
in millions	2021	2020	2021	2020
Commercial loans:
Extension of Maturity Date	—	$8	$26	$8
Payment or Covenant Modification/Deferment	$16	—	23	—
Bankruptcy Plan Modification	—	—	—	—
Increase in new commitment or new money	—	4	—	4
Total	$16	$12	$49	$12
Consumer loans:
Interest rate reduction	$2	$1	$4	$9
Other	4	5	7	13
Total	$6	$6	$11	$22
Total TDRs	$22	$18	$60	$34

The following table summarizes the change in the post-modification outstanding recorded investment of our accruing and nonaccruing TDRs during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
in millions	2021	2020	2021	2020
Balance at beginning of the period	$376	$340	$363	$347
Additions	22	22	81	39
Payments	(60)	(35)	(81)	(53)
Charge-offs	(4)	(17)	(29)	(23)
Balance at end of period	$334	$310	$334	$310

A further breakdown of TDRs included in nonperforming loans by loan category for the periods indicated are as follows:

	June 30, 2021			December 31, 2020
	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
dollars in millions
LOAN TYPE
Nonperforming:
Commercial and industrial	41	$112	$65	66	$136	$92
Commercial real estate:
Commercial mortgage	4	66	45	7	62	50
Total commercial real estate loans	4	66	45	7	62	50
Total commercial loans	45	178	110	73	198	142
Real estate — residential mortgage	214	25	23	258	35	34
Home equity loans	532	35	30	630	41	37
Consumer direct loans	200	3	3	212	3	3
Credit cards	291	2	2	356	2	2
Consumer indirect loans	735	13	9	861	15	11
Total consumer loans	1,972	78	67	2,317	96	87
Total nonperforming TDRs	2,017	256	177	2,390	294	229
Prior-year accruing:(a)
Commercial and industrial	13	26	25	3	5	—
Commercial real estate
Commercial mortgage	—	—	—	—	—	—
Total commercial real estate loans	—	—	—	—	—	—
Total commercial loans	13	26	25	3	5	—
Real estate — residential mortgage	480	40	34	485	37	31
Home equity loans	1,717	103	81	1,781	106	83
Consumer direct loans	200	5	2	163	4	3
Credit cards	598	4	1	536	3	1
Consumer indirect loans	705	26	14	775	29	16
Total consumer loans	3,700	178	132	3,740	179	134
Total prior-year accruing TDRs	3,713	204	157	3,743	184	134
Total TDRs	5,730	$460	$334	6,133	$478	$363

(a)All TDRs that were restructured prior to January 1, 2021, and January 1, 2020, are fully accruing.

Commercial loan TDRs are considered defaulted when principal and interest payments are 90 days past due. Consumer loan TDRs are considered defaulted when principal and interest payments are more than 60 days past due. During the three months ended June 30, 2021, there was one commercial loan TDR and 29 consumer loan TDRs with a combined recorded investment of $1 million that experienced payment defaults after modifications resulting in TDR status during 2020. During the three months ended June 30, 2020, there were no commercial loan TDRs and 43 consumer loan TDRs with a combined recorded investment of $1 million that experienced payment defaults after modifications resulting in TDR status during 2019.

During the six months ended June 30, 2021, there were three commercial loan TDRs and 65 consumer loan TDRs with a combined recorded investment of $2 million that experienced payment defaults after modifications resulting in TDR status during 2020. During the six months ended June 30, 2020, there were no commercial loan TDRs and 127 consumer loan TDRs with a combined recorded investment of $3 million that experienced payment defaults after modifications resulting in TDR status during 2019.

Liability for Credit Losses on Off Balance Sheet Exposures

The liability for credit losses inherent in unfunded lending-related commitments, such as letters of credit and unfunded loan commitments, and certain financial guarantees is included in “accrued expense and other liabilities” on the balance sheet.

Changes in the liability for credit losses on off balance sheet exposures are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
in millions	2021	2020	2021	2020
Balance at the end of the prior period	$178	$161	$197	$68
Liability for credit losses on contingent guarantees at the end of the prior period	—	—	—	7
Cumulative effect from change in accounting principle (a), (b)	—	—	—	66
Balance at beginning of period	178	161	197	141
Provision (credit) for losses on off balance sheet exposures	(26)	37	(45)	57
Balance at end of period	$152	$198	$152	$198

(a)The cumulative effect from change in accounting principle relates to the January 1, 2020, adoption of ASU 2016-13.
(b)The six months ended June 30, 2020, amount excludes $4 million related to the provision for other financial assets.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are measured at fair value on a recurring basis in accordance with GAAP. For more information on the valuation techniques used to measure classes of assets and liabilities reported at fair value on a recurring basis as well as the classification of each in the valuation hierarchy, refer to Note 6 (“Fair Value Measurements” in our 2020 Form 10-K. The following tables present these assets and liabilities at June 30, 2021, and December 31, 2020.

	June 30, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
in millions
ASSETS MEASURED ON A RECURRING BASIS
Trading account assets:
U.S. Treasury, agencies and corporations	—	$631	—	$631	—	$633	—	$633
States and political subdivisions	—	86	—	86	—	24	—	24
Other mortgage-backed securities	—	106	—	106	—	47	—	47
Other securities	—	13	—	13	—	13	—	13
Total trading account securities	—	836	—	836	—	717	—	717
Commercial loans	—	15	—	15	—	18	—	18
Total trading account assets	—	851	—	851	—	735	—	735
Securities available for sale:
U.S. Treasury, agencies and corporations	—	4,886	—	4,886	—	1,000	—	1,000
States and political subdivisions	—	—	—	—	—	—	—	—
Agency residential collateralized mortgage obligations	—	14,374	—	14,374	—	14,273	—	14,273
Agency residential mortgage-backed securities	—	4,878	—	4,878	—	2,164	—	2,164
Agency commercial mortgage-backed securities	—	10,478	—	10,478	—	10,106	—	10,106
Other securities	—	—	$22	22	—	—	$13	13
Total securities available for sale	—	34,616	22	34,638	—	27,543	13	27,556
Other investments:
Principal investments:
Direct	—	—	1	1	—	—	1	1
Indirect (measured at NAV) (a)	—	—	—	53	—	—	—	53
Total principal investments	—	—	1	54	—	—	1	54
Equity investments:
Direct	11	—	9	20	—	—	13	13
Direct (measured at NAV) (a)	—	—	—	12	—	—	—	7
Indirect (measured at NAV) (a)	—	—	—	7	—	—	—	7
Total equity investments	11	—	9	39	—	—	13	27
Total other investments	11	—	10	93	—	—	14	81
Loans, net of unearned income (residential)	—	—	11	11	—	—	11	11
Loans held for sale (residential)	—	231	—	231	—	264	—	264
Derivative assets:
Interest rate	—	1,070	35	1,105	—	1,528	56	1,584
Foreign exchange	$65	22	—	87	$78	31	—	109
Commodity	—	1,198	—	1,198	—	424	2	426
Credit	—	—	1	1	—	—	1	1
Other	—	7	13	20	—	26	32	58
Derivative assets	65	2,297	49	2,411	78	2,009	91	2,178
Netting adjustments (b)	—	—	—	(251)	—	—	—	(380)
Total derivative assets	65	2,297	49	2,160	78	2,009	91	1,798
Accrued income and other assets	—	—	—	—	—	—	—	—
Total assets on a recurring basis at fair value	$76	$37,995	$92	$37,984	$78	$30,551	$129	$30,445
LIABILITIES MEASURED ON A RECURRING BASIS
Bank notes and other short-term borrowings:
Short positions	$211	$512	—	$723	$256	$503	—	$759
Derivative liabilities:
Interest rate	—	289	—	289	—	288	—	288
Foreign exchange	62	21	—	83	72	31	—	103
Commodity	—	1,205	—	1,205	—	408	—	408
Credit	—	2	$6	8	—	—	$11	11
Other	—	12	—	12	—	16	—	16
Derivative liabilities	62	1,529	6	1,597	72	743	11	826
Netting adjustments (b)	—	—	—	(1,428)	—	—	—	(675)
Total derivative liabilities	62	1,529	6	169	72	743	11	151
Total liabilities on a recurring basis at fair value	$273	$2,041	$6	$892	$328	$1,246	$11	$910

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

The following table presents the fair value of our direct and indirect principal investments and related unfunded commitments at June 30, 2021, as well as financial support provided for the three and six months ended June 30, 2021, and June 30, 2020.

			Financial support provided
			Three months ended June 30,				Six months ended June 30,
	June 30, 2021		2021		2020		2021		2020
in millions	Fair Value	Unfunded Commitments	Funded Commitments	Funded Other	Funded Commitments	Funded Other	Funded Commitments	Funded Other	Funded Commitments	Funded Other
INVESTMENT TYPE
Direct investments	$1	—	—	—	—	—	—	—	—	—
Indirect investments (measured at NAV) (a)	53	$13	$2	—	—	—	$4	—	$—	—
Total	$54	$13	$2	—	—	—	$4	—	$—	—

(a) Our indirect investments consist of buyout funds, venture capital funds, and fund of funds. These investments are generally not redeemable. Instead, distributions are received through the liquidation of the underlying investments of the fund. An investment in any one of these funds typically can be sold only with the approval of the fund’s general partners. At June 30, 2021, no significant liquidation of the underlying investments has been communicated to Key. The purpose of funding our capital commitments to these investments is to allow the funds to make additional follow-on investments and pay fund expenses until the fund dissolves. We, and all other investors in the fund, are obligated to fund the full amount of our respective capital commitments to the fund based on our and their respective ownership percentages, as noted in the applicable Limited Partnership Agreement.

Changes in Level 3 Fair Value Measurements

The following table shows the components of the change in the fair values of our Level 3 financial instruments measured at fair value on a recurring basis for the three and six months ended June 30, 2021, and June 30, 2020.

in millions	Beginning of Period Balance	Gains (Losses) Included in Other Comprehensive Income	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers Other	Transfers into Level 3		Transfers out of Level 3		End of Period Balance	Unrealized Gains (Losses) Included in Earnings
Six months ended June 30, 2021
Securities available for sale
Other securities	$13	$9	—		—	—	—	—	—		—		$22	—
Other investments
Principal investments
Direct (a)	1	—	—		—	—	—	—	—		—		1	—
Equity investments
Direct (a)	13	—	$(1)		—	—	—	—	—		$(3)		9	$(1)
Loans held for sale (residential)	—	—	—		—	$(1)	—	$1	—		—		—	—
Loans, net of unearned income (residential)	11	—	—		—	(1)	—	1	—		—		11	—
Derivative instruments (b)
Interest rate	56	—	(15)	(c)	$1	(7)	—	—	$12	(d)	(12)	(d)	35	—
Credit	(10)	—	5	(c)	—	—	—	—	—		—		(5)	—
Other (e)	32	—	(3)	(c)	—	—	—	(16)	—		—		13	—
Three months ended June 30, 2021
Securities available for sale
Other securities	$22	—	—		—	—	—	—	—		—		$22	—
Other investments
Principal investments
Direct (a)	1	—	—		—	—	—	—	—		—		1	—
Equity investments
Direct (a)	9	—	—		—	—	—	—	—		—		9	—
Loans held for sale (residential)	—	—	—		—	—	—	—	—		—		—	—
Loans, net of unearned income (residential)	11	—	—		—	—	—	—	—		—		11	—
Derivative instruments (b)
Interest rate	30	—	$7	(c)	$—	$(2)	—	—	$5	(d)	$(5)	(d)	35	—
Credit	(5)	—	—		—		—	—	—				(5)	—
Other (e)	6	—	1	(c)	—	—	—	$6	—		—		13	—

in millions	Beginning of Period Balance	Gains (Losses) Included in Other Comprehensive Income	Gains (Losses) Included in Earnings		Purchases	Sales	Settlements	Transfers Other	Transfers into Level 3		Transfers out of Level 3		End of Period Balance	Unrealized Gains (Losses) Included in Earnings
Six months ended June 30, 2020
Trading account assets
Other mortgage-backed securities	$—	$—	$—		$—	$—	$—	$—	$36		$—		$36	$—
Securities available for sale
Other securities	11	1	—		—	—	—	—	—		—		12	—
Other investments
Principal investments
Direct (a)	1	—	—		—	—	—	—	—		—		1	—
Equity investments
Direct (a)	12	—	$—		—	—	—	—	—		—		12	$—
Loans held for sale (residential)	—	—	—		—	(10)	—	$10	—		—		—	—
Loans, net of unearned income (residential)	4	—	—		—	$(1)	—	2	—		—		5	—
Derivative instruments (b)
Interest rate	22	—	22	(c)	11	(1)	—	—	$62	(d)	$(64)	(d)	52	—
Credit	(8)	—	(10)	(c)	$1		—	—	—				(17)	—
Other (e)	5	—	—		—	—	—	41	—		—		46	—
Three months ended June 30, 2020
Trading account assets
Other mortgage-backed securities	—	—	—		$—	$—	$—	—	$36		—		$36	$—
Securities available for sale
Other securities	$9	$3	—		—	—	—	—	—		—		12	—
Other investments
Principal investments
Direct (a)	1	—	—		—	—	—	—	—		—		1	—
Equity investments
Direct (a)	10		$2										12	2
Loans held for sale (residential)	10	—	—		—	$(10)	—	—	—		—		—	—
Loans, net of unearned income (residential)	3	—	—		—	—	—	$2	—		—		5	—
Derivative instruments (b)
Interest rate	96		3	(c)					7	(d)	$(54)	(d)	52
Credit	(23)	—	6	(c)	—	—	—	—	—		—		(17)	—
Other (e)	23	—	—		—		—	23	—				46	—

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in accordance with GAAP. The adjustments to fair value generally result from the application of accounting guidance that requires assets and liabilities to be recorded at the lower of cost or fair value, or assessed for impairment. For more information on the valuation techniques used to measure classes of assets and liabilities measured at fair value on a nonrecurring basis, refer to Note 6 (“Fair Value Measurements” in our 2020 Form 10-K.  There were no liabilities measured at fair value on a nonrecurring basis at June 30, 2021, and December 31, 2020.

The following table presents our assets measured at fair value on a nonrecurring basis at June 30, 2021, and December 31, 2020:

	June 30, 2021				December 31, 2020
in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS MEASURED ON A NONRECURRING BASIS
Collateral-dependent loans	—	—	$36	$36	—	—	$108	$108
Accrued income and other assets	—	—	101	101	—	$—	56	56
Total assets on a nonrecurring basis at fair value	—	—	$137	$137	—	—	$164	$164

We have other investments in equity securities that do not have readily determinable fair values and do not qualify for the practical expedient to measure the investment using a net asset value per share. We have elected to measure these securities at cost less impairment plus or minus adjustments due to observable orderly transactions. Impairment is recorded when there is evidence that the expected fair value of the investment has declined to below the recorded cost. At each reporting period, we assess if these investments continue to qualify for this measurement alternative. At June 30, 2021, and December 31, 2020, the carrying amount of equity investments under this method was $169 million and $171 million, respectively. No impairment was recorded for the three months ended June 30, 2021.

Quantitative Information about Level 3 Fair Value Measurements

The range and weighted-average of the significant unobservable inputs used to fair value our material Level 3 recurring and nonrecurring assets at June 30, 2021, and December 31, 2020, along with the valuation techniques used, are shown in the following table:

	Level 3 Asset (Liability)		Valuation Technique	Significant Unobservable Input	Range (Weighted-Average) (b), (c)
dollars in millions	June 30, 2021	December 31, 2020			June 30, 2021	December 31, 2020
Recurring
Securities available-for-sale:
Other securities	$22	13	Discounted cash flows	Discount rate	N/A (16.61%)	N/A (15.09%)
				Marketability discount	N/A (30.00%)	N/A (30.00%)
				Volatility factor	N/A (55.00%)	N/A (44.00%)
Other investments:(a)
Equity investments
Direct	9	13	Discounted cash flows	Discount rate	N/A (14.15%)	13.90 - 17.04% (15.47%)
				Marketability discount	N/A	N/A (30.00%)
				Volatility factor	N/A	N/A (52.00%)
Loans, net of unearned income (residential)	11	11	Market comparable pricing	Comparability factor	80.88 - 98.37% (94.96%)	64.50-99.04% (94.17%)
Derivative instruments:
Interest rate	35	56	Discounted cash flows	Probability of default	.02 - 100% (7.50%)	.02 - 100% (7.90%)
				Internal risk rating	1 - 19 (9.803)	1 - 19 (9.675)
				Loss given default	0 - 1 (.485)	0 - 1 (.483)
Credit (assets)	1	1	Discounted cash flows	Probability of default	.02 - 100% (3.20%)	.02 - 100% (4.70%)
				Internal risk rating	1 - 19 (9.331)	1 - 19 (10.478)
				Loss given default	0 - 1 (.491)	0 - 1 (.490)
Credit (liabilities)	(6)	(11)	Discounted cash flows	Probability of default	.02 - 100% (14.15%)	.02 - 100% (15.45%)
				Internal risk rating	1 - 19 (8.546)	1 - 19 (8.555)
				Loss given default	0 - 1 (.429)	0 - 1 (.431)
Other(d)	13	32	Discounted cash flows	Loan closing rates	2.43 - 103.66% (86.92%)	36.95 - 99.68% (77.51%)
Nonrecurring
Collateral-dependent loans	36	108	Fair value of collateral	Discount rate	0 - 100.00% (28.00%)	0 - 100.00% (36.00%)
Accrued income and other assets:
OREO and other Level 3 assets (e)	13	16	Appraised value	Appraised value	N/M	N/M

(a)Principal investments, direct is excluded from this table as the balance at June 30, 2021, and December 31, 2020, is insignificant (less than $1 million).
(b)The weighted average of significant unobservable inputs is calculated using a weighting relative to fair value.
(c)For significant unobservable inputs with no range, a single figure is reported to denote the single quantitative factor used.
(d)Amounts represent interest rate lock commitments.
(e)Excludes $88 million and $40 million pertaining to servicing assets at June 30, 2021, and December 31, 2020, respectively. Refer to Note 8 (“Mortgage Servicing Assets”) for significant unobservable inputs pertaining to these assets.

Fair Value Disclosures of Financial Instruments

The Levels in the fair value hierarchy ascribed to our financial instruments and the related carrying amounts at June 30, 2021, and December 31, 2020, are shown in the following tables. Assets and liabilities are further arranged by measurement category.

	June 30, 2021
		Fair Value
in millions	Carrying Amount	Level 1	Level 2	Level 3	Measured at NAV	Netting Adjustment		Total
ASSETS (by measurement category)
Fair value - net income
Trading account assets (b)	$851	$—	$851	—	—	—		$851
Other investments (b)	635	11	—	$551	$73	—		635
Loans, net of unearned income (residential) (d)	11	—	—	11	—	—		11
Loans held for sale (residential) (b)	231	—	231	—	—	—		231
Derivative assets - trading (b)	2,064	65	2,248	49	—	$(298)	(f)	2,064
Fair value - OCI
Securities available for sale (b)	34,638	—	34,616	22	—	—		34,638
Derivative assets - hedging (b)(g)	96	—	49	—	—	47	(f)	96
Amortized cost
Held-to-maturity securities (c)	6,175	—	6,474	—	—	—		6,474
Loans, net of unearned income (d)	99,499	—	—	99,283	—	—		99,283
Loans held for sale (b)	1,306	—	—	1,306	—	—		1,306
Other
Cash and other short-term investments (a)	21,252	21,252	—	—	—	—		21,252
LIABILITIES (by measurement category)
Fair value - net income
Derivative liabilities - trading (b)	$152	$62	$1,511	7	—	$(1,428)	(f)	$152
Fair value - OCI
Derivative liabilities - hedging (b)(g)	17	—	17	—	—	—	(f)	17
Amortized cost
Time deposits (e)	4,557	—	4,567	—	—	—		4,567
Short-term borrowings (a)	934	211	723	—	—	—		934
Long-term debt (e)	13,211	13,172	723	—	—	—		13,895
Other
Deposits with no stated maturity (a)	141,515	—	141,515	—	—	—		141,515

	December 31, 2020
		Fair Value
in millions	Carrying Amount	Level 1	Level 2	Level 3	Measured at NAV	Netting Adjustment		Total
ASSETS (by measurement category)
Fair value - net income
Trading account assets (b)	$735	—	$735	—	—	—		$735
Other investments (b)	621	—	—	$555	$66	—		621
Loans, net of unearned income (residential) (d)	11	—	—	11	—	—		11
Loans held for sale (residential) (b)	264	—	264	—	—	—		264
Derivative assets - trading (b)	1,676	$78	1,939	91	—	$(433)	(f)	1,675
Fair value - OCI
Securities available for sale (b)	27,556	—	27,543	13	—	—		27,556
Derivative assets - hedging (b)(g)	123	—	70	—	—	53	(f)	123
Amortized cost
Held-to-maturity securities (c)	7,595	—	8,023	—	—	—		8,023
Loans, net of unearned income (d)	99,548	—	—	98,946	—	—		98,946
Loans held for sale (b)	1,319	—	—	1,319	—	—		1,319
Other
Short-term investments - U.S. Treasury Bills (b)	—	—	—	—	—	—		—
Cash and other short-term investments (a)	17,285	17,285	—	—	—	—		17,285
LIABILITIES (by measurement category)
Fair value - net income
Derivative liabilities - trading (b)	$154	$72	$746	$11	—	$(675)	(f)	$154
Fair value - OCI
Derivative liabilities - hedging (b)(g)	(3)	—	(3)	—	—	—	(f)	(3)
Amortized cost
Time deposits (e)	5,743	—	5,765	—	—	—		5,765
Short-term borrowings (a)	979	256	723	—	—	—		979
Long-term debt (e)	13,709	13,925	734	—	—	—		14,659
Other
Deposits with no stated maturity (a)	129,539	—	129,539	—	—	—		129,539

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

Discontinued assets — education lending business.  Our discontinued assets include government-guaranteed and private education loans originated through our education lending business that was discontinued in September 2009. This portfolio consists of loans recorded at carrying value with appropriate valuation reserves, and loans in portfolio recorded at fair value. All of these loans were excluded from the table above as follows:

•Loans at carrying value, net of allowance, of $636 million ($538 million at fair value) at June 30, 2021, and $674 million ($567 million at fair value) at December 31, 2020;
•Portfolio loans at fair value of $2 million at June 30, 2021, and $2 million at December 31, 2020.

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

	June 30, 2021				December 31, 2020
in millions	Amortized Cost (a)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost (b)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies, and corporations	$4,900	—	$14	$4,886	$1,000	—	—	$1,000
Agency residential collateralized mortgage obligations	14,374	$209	209	14,374	14,001	$297	$25	14,273
Agency residential mortgage-backed securities	4,848	58	28	4,878	2,094	70	—	2,164
Agency commercial mortgage-backed securities	10,345	298	165	10,478	9,707	432	33	10,106
Other securities	8	14		22	8	5	—	13
Total securities available for sale	$34,475	$579	$416	$34,638	$26,810	$804	$58	$27,556
HELD-TO-MATURITY SECURITIES
Agency residential collateralized mortgage obligations	$2,861	$91	—	$2,952	$3,775	$124	—	$3,899
Agency residential mortgage-backed securities	207	8	—	215	271	14	—	285
Agency commercial mortgage-backed securities	3,077	200	—	3,277	3,515	290	—	3,805
Asset-backed securities	14	—	—	14	19	—	—	19
Other securities	16	—	—	16	15	—	—	15
Total held-to-maturity securities	$6,175	$299	—	$6,474	$7,595	$428	$—	$8,023

(a)Amortized cost amounts exclude accrued interest receivable which is recorded within Other Assets on the balance sheet. At June 30, 2021, accrued interest receivable on available for sale securities and held-to-maturity securities totaled $66 million and $13 million, respectively.
(b)Amortized cost amounts exclude accrued interest receivable which is recorded within Other Assets on the balance sheet. At December 31, 2020, accrued interest receivable on available for sale securities and held-to-maturity securities totaled $42 million and $15 million, respectively.

The following table summarizes available for sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of June 30, 2021, and December 31, 2020.

	Duration of Unrealized Loss Position
	Less than 12 Months			12 Months or Longer			Total
in millions	Fair Value	Gross Unrealized Losses		Fair Value	Gross Unrealized Losses		Fair Value	Gross Unrealized Losses
June 30, 2021
Securities available for sale:
U.S Treasury, agencies, and corporations	$4,886	$14		—	—		$4,886	$14
Agency residential collateralized mortgage obligations	6,366	207		$97	$2		6,463	209
Agency residential mortgage-backed securities	2,644	28		6	—	(a)	2,650	28
Agency commercial mortgage-backed securities	5,421	165		—	—		5,421	165
Held-to-maturity securities:
Asset-backed securities	9	—	(a)	1	—		10	—
Other securities	3	—	(a)	—	—	(a)	3	—
Total securities in an unrealized loss position	$19,329	$414		$104	$2		$19,433	$416
December 31, 2020
Securities available for sale:
Agency residential collateralized mortgage obligations	$2,110	$25		—	—		$2,110	$25
Agency residential mortgage-backed securities	6	—	(b)	$5	—	(b)	11	—
Agency commercial mortgage-backed securities	2,709	33		—	—		2,709	33
Held-to-maturity securities:
Agency residential collateralized mortgage obligations	—	—		24	—	(b)	24	—
Other securities	5	—	(b)	—	—		5	—
Total securities in an unrealized loss position	$4,830	$58		$29	—		$4,859	$58

(a)At June 30, 2021, gross unrealized losses totaled less than $1 million for asset-backed securities and other securities held-to-maturity with a loss duration of less than 12 months and asset-backed securities held-to-maturity with a loss duration of 12 months or longer. At June 30, 2021, gross unrealized losses totaled less than $1 million for agency residential mortgage-backed securities available for sale with a loss duration greater than 12 months and other securities available for sale with a loss duration of less than 12 months and a loss duration greater than 12 months.
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

Based on our evaluation at June 30, 2021, an allowance for credit losses has not been recorded nor have unrealized losses been recognized into income. The issuers of the securities are of high credit quality and have a long history of no credit losses, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely attributed to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments.

At June 30, 2021, securities available for sale and held-to-maturity securities totaling $13.7 billion were pledged to secure securities sold under repurchase agreements, to secure public and trust deposits, to facilitate access to secured funding, and for other purposes required or permitted by law.

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

June 30, 2021	Securities Available for Sale		Held to Maturity Securities
in millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$268	$284	$121	$122
Due after one through five years	15,505	15,821	3,934	4,085
Due after five through ten years	14,962	14,923	2,120	2,267
Due after ten years	3,740	3,610	—	—
Total	$34,475	$34,638	$6,175	$6,474

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

At June 30, 2021, after taking into account the effects of bilateral collateral and master netting agreements, we had $96 million of derivative assets and $15 million of derivative liabilities that relate to contracts entered into for hedging purposes. As of the same date, after taking into account the effects of bilateral collateral and master netting agreements and a reserve for potential future losses, we had derivative assets of $2.1 billion and derivative liabilities of $154 million that were not designated as hedging instruments. These positions are primarily comprised of derivative contracts entered into for client accommodation purposes.

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

Fair Values, Volume of Activity, and Gain/Loss Information Related to Derivative Instruments

The following table summarizes the fair values of our derivative instruments on a gross and net basis as of June 30, 2021, and December 31, 2020. The derivative asset and liability balances are presented on a gross basis, prior to the application of bilateral collateral and master netting agreements, but after the variation margin payments with central clearing organizations have been applied as settlement, as applicable. Total derivative assets and liabilities are adjusted to take into account the impact of legally enforceable master netting agreements that allow us to settle all derivative contracts with a single counterparty on a net basis and to offset the net derivative position with the related cash collateral. Securities collateral related to legally enforceable master netting agreements is not offset on the balance sheet. Our derivative instruments are included in “accrued income and other assets” or “accrued expenses and other liabilities” on the balance sheet, as follows:

	June 30, 2021			December 31, 2020
		Fair Value			Fair Value
in millions	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate	$34,017	$49	$17	$36,135	$70	$(3)
Derivatives not designated as hedging instruments:
Interest rate	74,012	1,056	272	78,424	1,514	291
Foreign exchange	6,142	87	83	6,385	109	103
Commodity	12,928	1,198	1,205	9,702	426	408
Credit	366	1	8	423	1	11
Other (a)	4,022	20	12	4,951	58	16
Total	97,470	2,362	1,580	99,885	2,108	829
Netting adjustments (b)	—	(251)	(1,428)	—	(380)	(675)
Net derivatives in the balance sheet	131,487	2,160	169	136,020	1,798	151
Other collateral (c)	—	(1)	(38)	—	(2)	(11)
Net derivative amounts	$131,487	$2,159	$131	$136,020	$1,796	$140

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

Fair value hedges. During the six-month period ended June 30, 2021, we did not exclude any portion of fair value hedging instruments from the assessment of hedge effectiveness.

The following tables summarize the amounts that were recorded on the balance sheet as of June 30, 2021, and December 31, 2020, related to cumulative basis adjustments for fair value hedges.

	June 30, 2021
in millions	Balance sheet line item in which the hedge item is included	Carrying amount of hedged item (a)	Hedge accounting basis adjustment (b)
Interest rate contracts	Long-term debt	$8,112	$242
Interest rate contracts	Securities Available for Sale(c)	3,880	129

	December 31, 2020
	Balance sheet line item in which the hedge item is included	Carrying amount of hedged item (a)	Hedge accounting basis adjustment (b)
Interest rate contracts	Long-term debt	$8,182	$416
Interest rate contracts	Securities Available for Sale(c)	2,080	21
(a)The carrying amount represents the portion of the liability designated as the hedged item.
(b)Basis adjustments related to de-designated hedged items that no longer qualify as fair value hedges reduced the hedge accounting basis adjustment by $8 million and $8 million at June 30, 2021, and December 31, 2020, respectively,
(c)These amounts are designed as fair value hedges under the last-of-layer method. The carrying amount represents the amortized costs basis of the prepayable financial assets used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the relationship. At June 30, 2021, and December 31, 2020, the amortized costs of the closed portfolios in these hedging relationships was $5.0 billion and $2.5 billion, respectively.

Cash flow hedges. During the six-month period ended June 30, 2021, we did not exclude any portion of cash flow hedging instruments from the assessment of hedge effectiveness.

Considering the interest rates, yield curves, and notional amounts as of June 30, 2021, we expect to reclassify an estimated $190 million of after-tax net gains on derivative instruments designated as cash flow hedges from AOCI to income during the next 12 months. In addition, we expect to reclassify approximately $19 million of net gains related to terminated cash flow hedges from AOCI to income during the next 12 months. As of June 30, 2021, the maximum length of time over which we hedge forecasted transactions is 6.2 years.

The following tables summarize the effect of fair value and cash flow hedge accounting on the income statement for the three- and six-month periods ended June 30, 2021, and June 30, 2020.

	Location and amount of net gains (losses) recognized in income on fair value and cash flow hedging relationships
in millions	Interest expense – long-term debt	Interest income – loans	Interest Income - securities	Investment banking and debt placement fees	Interest expense - deposits	Other income
Three months ended June 30, 2021
Total amounts presented in the consolidated statement of income	$(54)	$888	$133	$217	$(16)	$13

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	(31)	—	158	—	—	—
Recognized on derivatives designated as hedging instruments	62	—	(159)	—	—	—
Net income (expense) recognized on fair value hedges	$31	—	$(1)	—	—	—
Net gain (loss) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	$(1)	$85	$—	$(1)	—	—
Net income (expense) recognized on cash flow hedges	$(1)	$85	—	$(1)	—	—

Three months ended June 30, 2020
Total amounts presented in the consolidated statement of income	$(71)	$980	$121	$156	$(96)	$33

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	$(5)	—	—	—	—	—
Recognized on derivatives designated as hedging instruments	39	—	—	—	—	—
Net income (expense) recognized on fair value hedges	$34	—	—	—	—	—
Net gain (loss) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	$(1)	$90	—	—	—	—
Net income (expense) recognized on cash flow hedges	$(1)	$90	—	—	—	—

	Location and amount of net gains (losses) recognized in income on fair value and cash flow hedging relationships
in millions	Interest expense – long-term debt	Interest income – loans	Interest Income - Securities	Investment banking and debt placement fees	Interest expense - deposits	Other income
Six months ended June 30, 2021
Total amounts presented in the consolidated statement of income	$(114)	$1,777	$263	$379	$(37)	$64

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	173	—	(107)	—	—	—
Recognized on derivatives designated as hedging instruments	(104)	—	108	—	—	—
Net income (expense) recognized on fair value hedges	$69	—	1	—	—	—
Net gain (loss) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	$(2)	$173	—	1	—	—
Net income (expense) recognized on cash flow hedges	$(2)	$173	—	$1	—	—

Six months ended June 30, 2020
Total amounts presented in the consolidated statement of income	$(161)	$2,006	$250	$272	$(265)	$(55)

Net gains (losses) on fair value hedging relationships
Interest contracts
Recognized on hedged items	$(299)	—	—	—	$—	—
Recognized on derivatives designated as hedging instruments	350	—	—	—	—	—
Net income (expense) recognized on fair value hedges	$51	—	—	—	$—	—
Net gain (loss) on cash flow hedging relationships
Interest contracts
Realized gains (losses) (pre-tax) reclassified from AOCI into net income	$(2)	$124	—	—	—	—
Net income (expense) recognized on cash flow hedges	$(2)	$124	—	—	—	—

The following tables summarize the pre-tax net gains (losses) on our cash flow hedges for the three- and six-month periods ended June 30, 2021, and June 30, 2020, and where they are recorded on the income statement. The table includes net gains (losses) recognized in OCI during the period and net gains (losses) reclassified from OCI into income during the current period.

in millions	Net Gains (Losses) Recognized in OCI	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income	Net Gains (Losses) Reclassified From OCI Into Income
Three months ended June 30, 2021
Cash Flow Hedges
Interest rate	$61	Interest income — Loans	$85
Interest rate	(2)	Interest expense — Long-term debt	(1)
Interest rate	(4)	Investment banking and debt placement fees	(1)
Total	$55		$83
Three months ended June 30, 2020
Cash Flow Hedges
Interest rate	$62	Interest income — Loans	$90
Interest rate	(1)	Interest expense — Long-term debt	(1)
Interest rate	10	Investment banking and debt placement fees	—
Total	$71		$(89)

in millions	Net Gains (Losses) Recognized in OCI	Income Statement Location of Net Gains (Losses) Reclassified From OCI Into Income	Net Gains (Losses) Reclassified From OCI Into Income(a)
Six months ended June 30, 2021
Cash Flow Hedges
Interest rate	$(142)	Interest income — Loans	$173
Interest rate	2	Interest expense — Long-term debt	(2)
Interest rate	5	Investment banking and debt placement fees	1
Net Investment Hedges
Foreign exchange contracts	—	Other Income	—
Total	$(135)		$172
Six months ended June 30, 2020
Cash Flow Hedges
Interest rate	$624	Interest income — Loans	$124
Interest rate	(6)	Interest expense — Long-term debt	(2)
Interest rate	(20)	Investment banking and debt placement fees	—
Net Investment Hedges
Foreign exchange contracts	—	Other Income	—
Total	$598		$122

Nonhedging instruments

The following table summarizes the pre-tax net gains (losses) on our derivatives that are not designated as hedging instruments for the three- and six-month periods ended June 30, 2021, and June 30, 2020, and where they are recorded on the income statement.

	Three months ended June 30, 2021				Three months ended June 30, 2020
in millions	Corporate services income	Consumer mortgage income	Other income	Total	Corporate services income	Consumer mortgage income	Other income	Total
NET GAINS (LOSSES)
Interest rate	$5	—	—	$5	$7	—	—	$7
Foreign exchange	11	—	—	11	8	—	—	8
Commodity	4	—	—	4	6	—	—	6
Credit	(1)	—	$(9)	(10)	6	—	$(13)	(7)
Other	—	$12	—	12	—	$4	16	20
Total net gains (losses)	$19	$12	$(9)	$22	$27	$4	$3	$34

	Six months ended June 30, 2021				Six months ended June 30, 2020
in millions	Corporate services income	Consumer mortgage income	Other income	Total	Corporate services income	Consumer mortgage income	Other income	Total
NET GAINS (LOSSES)
Interest rate	$11	—	—	$11	$18	$—	$(9)	$9
Foreign exchange	23	—	—	23	20	—	—	20
Commodity	8	—	—	8	8	—	—	8
Credit	4	—	$(18)	(14)	(10)	—	(12)	(22)
Other	—	$13	(22)	(9)	—	8	25	33
Total net gains (losses)	$46	$13	$(40)	$19	$36	$8	$4	$48

Counterparty Credit Risk

We hold collateral in the form of cash and highly rated securities issued by the U.S. Treasury, government-sponsored enterprises, or GNMA. Cash collateral of $63 million was netted against derivative assets on the balance sheet at June 30, 2021, compared to $63 million of cash collateral netted against derivative assets at December 31, 2020. The cash collateral netted against derivative liabilities totaled $1 billion at June 30, 2021, and $232 million at December 31, 2020. Our means of mitigating and managing exposure to credit risk on derivative contracts is described in Note 8 (“Derivatives and Hedging Activities”) beginning on page 147 of our 2020 Form 10-K under the heading “Counterparty Credit Risk.”

The following table summarizes the fair value of our derivative assets by type at the dates indicated. These assets represent our gross exposure to potential loss after taking into account the effects of bilateral collateral and master netting agreements and other means used to mitigate risk.

in millions	June 30, 2021	December 31, 2020
Interest rate	$985	$1,448
Foreign exchange	46	52
Commodity	1,046	178
Credit	—	(1)
Other	20	58
Derivative assets before collateral	2,097	1,735
Plus(Less): Related collateral	63	63
Total derivative assets	$2,160	$1,798

We enter into derivative transactions with two primary groups: broker-dealers and banks, and clients. Given that these groups have different economic characteristics, we have different methods for managing counterparty credit exposure and credit risk.

We enter into transactions with broker-dealers and banks for various risk management purposes. These types of transactions are primarily high dollar volume. We enter into bilateral collateral and master netting agreements with these counterparties. We clear certain types of derivative transactions with these counterparties, whereby central clearing organizations become the counterparties to our derivative contracts. In addition, we enter into derivative contracts through swap execution facilities. Swap clearing and swap execution facilities reduce our exposure to counterparty credit risk. At June 30, 2021, we had gross exposure of $152 million to broker-dealers and banks. We had net exposure of $177 million after the application of master netting agreements and cash collateral, where such qualifying agreements exist. We had net exposure of $174 million after considering $2 million of additional collateral held in the form of securities.

We enter into transactions using master netting agreements with clients to accommodate their business needs. In most cases, we mitigate our credit exposure by cross-collateralizing these transactions to the underlying loan collateral. For transactions that are not clearable, we mitigate our market risk by buying and selling U.S. Treasuries and Eurodollar futures or entering into offsetting positions. Due to the cross-collateralization to the underlying loan, we typically do not exchange cash or marketable securities collateral in connection with these transactions. To address the risk of default associated with these contracts, we have established a CVA reserve (included in
“accrued income and other assets”) in the amount of $30 million at June 30, 2021. The CVA is calculated from potential future exposures, expected recovery rates, and market-implied probabilities of default. At June 30, 2021, we had gross exposure of $2.1 billion to client counterparties and other entities that are not broker-dealers or banks for derivatives that have associated master netting agreements. We had net exposure of $2.0 billion on our derivatives with these counterparties after the application of master netting agreements, collateral, and the related reserve.

Credit Derivatives

We are a buyer and, under limited circumstances, may be a seller of credit protection through the credit derivative market. We purchase credit derivatives to manage the credit risk associated with specific commercial lending and swap obligations as well as exposures to debt securities. Our credit derivative portfolio was in a net liability position of $7 million as of June 30, 2021, and $9 million as of December 31, 2020. Our credit derivative portfolio consists of traded credit default swap indices and risk participation agreements. Additional descriptions of our credit derivatives are provided in Note 8 (“Derivatives and Hedging Activities”) beginning on page 148 of our 2020 Form 10-K under the heading “Credit Derivatives.”

The following table provides information on the types of credit derivatives sold by us and held on the balance sheet at June 30, 2021, and December 31, 2020. The notional amount represents the amount that the seller could be required to pay. The payment/performance risk shown in the table represents a weighted average of the default probabilities for all reference entities in the respective portfolios. These default probabilities are implied from observed credit indices in the credit default swap market, which are mapped to reference entities based on Key’s internal risk rating.

	June 30, 2021			December 31, 2020
dollars in millions	Notional Amount	Average Term (Years)	Payment / Performance Risk	Notional Amount	Average Term (Years)	Payment / Performance Risk
Other	$160	12.74	18.14%	$227	12.76	19.53%
Total credit derivatives sold	$160	—	—	$227	—	—

Credit Risk Contingent Features

We have entered into certain derivative contracts that require us to post collateral to the counterparties when these contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to our long-term senior unsecured credit ratings with Moody’s and S&P. Collateral requirements also are based on minimum transfer amounts, which are specific to each Credit Support Annex (a component of the ISDA Master Agreement) that we have signed with the counterparties. In a limited number of instances, counterparties have the right to terminate their ISDA Master Agreements with us if our ratings fall below a certain level, usually investment-grade level (i.e., “Baa3” for Moody’s and “BBB-” for S&P). At June 30, 2021, KeyBank’s rating was “A3” with Moody’s and “A-” with S&P, and KeyCorp’s rating was “Baa1” with Moody’s and “BBB+” with S&P. As of June 30, 2021, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our ratings) held by KeyBank that were in a net liability position totaled $1 billion, which was comprised of $95 million in derivative assets and $1.1 billion in derivative liabilities. We had $1 billion in cash and securities collateral posted to cover those positions as of June 30, 2021. There were no derivative contracts with credit risk contingent features held by KeyCorp at June 30, 2021.

The following table summarizes the additional cash and securities collateral that KeyBank would have been required to deliver under the ISDA Master Agreements had the credit risk contingent features been triggered for the derivative contracts in a net liability position as of June 30, 2021, and December 31, 2020. The additional collateral amounts were calculated based on scenarios under which KeyBank’s ratings are downgraded one, two, or three ratings as of June 30, 2021, and December 31, 2020, and take into account all collateral already posted. A similar calculation was performed for KeyCorp, and no additional collateral would have been required as of June 30, 2021, and December 31, 2020. For more information about the credit ratings for KeyBank and KeyCorp, see the discussion under the heading “Factors affecting liquidity” in the section entitled “Liquidity risk management” in Item 2 of this report.

	June 30, 2021		December 31, 2020
in millions	Moody’s	S&P	Moody’s	S&P
KeyBank’s long-term senior unsecured credit ratings	A3	A-	A3	A-
One rating downgrade	$1	$1	$1	$1
Two rating downgrades	2	2	1	1
Three rating downgrades	2	2	1	1

KeyBank’s long-term senior unsecured credit rating was four ratings above noninvestment grade at Moody’s and S&P as of June 30, 2021, and December 31, 2020. If KeyBank’s ratings had been downgraded below investment grade as of June 30, 2021, or December 31, 2020, payments of $3 million and $2 million, respectively, would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted. If KeyCorp’s ratings had been downgraded below investment grade as of June 30, 2021, or December 31, 2020, no payments would have been required to either terminate the contracts or post additional collateral for those contracts in a net liability position, taking into account all collateral already posted.

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

Commercial

Changes in the carrying amount of commercial mortgage servicing assets are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
in millions	2021	2020	2021	2020
Balance at beginning of period	$588	$543	$578	$539
Servicing retained from loan sales	28	53	57	77
Purchases	7	7	14	18
Amortization	(30)	(30)	(59)	(59)
Temporary (impairments) recoveries	7	(8)	10	(10)
Balance at end of period	$600	$565	$600	$565
Fair value at end of period	$704	$663	$704	$663

The fair value of commercial mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The range and weighted average of the significant unobservable inputs used to determine the fair value of our commercial mortgage servicing assets at June 30, 2021, and June 30, 2020, along with the valuation techniques, are shown in the following table:

dollars in millions		June 30, 2021			June 30, 2020
Valuation Technique	Significant Unobservable Input	Range		Weighted Average	Range		Weighted Average

Discounted cash flow	Expected defaults	1.01%	2.00%	1.16%	1.00%	2.00%	1.15%
	Residual cash flows discount rate	7.48%	10.53%	9.24%	6.97%	16.16%	9.42%
	Escrow earn rate	1.14%	1.26%	1.19%	0.78%	2.25%	1.66%
	Loan assumption rate	—%	1.73%	1.43%	—%	3.37%	1.32%

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

The amortization of commercial servicing assets is determined in proportion to, and over the period of, the estimated net servicing income. The amortization of commercial servicing assets for each period, as shown in the table at the beginning of this note, is recorded as a reduction to contractual fee income. The contractual fee income from servicing commercial mortgage loans totaled $128 million for the six-month period ended June 30, 2021, and $99 million for the six-month period ended June 30, 2020. This fee income was offset by $59 million of amortization for the six-month period ended June 30, 2021, and $59 million for the six-month period ended June 30, 2020. Both the contractual fee income and the amortization are recorded, net, in “commercial mortgage servicing fees” on the income statement.

Residential

Changes in the carrying amount of residential mortgage servicing assets are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
in millions	2021	2020	2021	2020
Balance at beginning of period	$72	$40	$58	$46
Servicing retained from loan sales	12	8	23	13
Purchases	—	—	—	—
Amortization	(5)	(3)	(10)	(5)
Temporary (impairments) recoveries	(2)	1	6	(8)
Balance at end of period	$77	$46	$77	$46
Fair value at end of period	$81	$46	$81	$46

The fair value of mortgage servicing assets is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation uses a number of assumptions that are based on current market conditions. The range and weighted-average of the significant unobservable inputs used to fair value our mortgage servicing assets at June 30, 2021, and June 30, 2020, along with the valuation techniques, are shown in the following table:

		June 30, 2021			June 30, 2020
Valuation Technique	Significant Unobservable Input	Range		Weighted Average	Range		Weighted Average

Discounted cash flow	Prepayment speed	7.70%	52.85%	13.27%	12.29%	55.18%	16.89%
	Discount rate	7.50%	8.60%	7.54%	7.55%	9.27%	7.64%
	Servicing cost	$62.00	5,125	70.00	$62.00	5,135	77.45
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

The amortization of servicing assets for June 30, 2021, as shown in the table above, is recorded as a reduction to contractual fee income. The contractual fee income from servicing residential mortgage loans totaled $20 million for the six-month period ended June 30, 2021, and $14 million for the six-month period ended June 30, 2020. This fee income was offset by $10 million of amortization for the six-month period ended June 30, 2021, and $5 million for the six-month period ended June 30, 2020. Both the contractual fee income and the amortization are recorded, net, in “consumer mortgage income” on the income statement.

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

Interest income from sales-type and direct financing leases is recognized in "interest income — loans" on the income statement. Income related to operating leases is recognized in “operating lease income and other leasing gains” on the income statement. The components of equipment leasing income are summarized in the table below:

	Three months ended June 30,		Six months ended June 30,
in millions	2021	2020	2021	2020
Sales-type and direct financing leases
Interest income on lease receivable	$23	$27	$46	$55
Interest income related to accretion of unguaranteed residual asset	1	3	3	6
Total sales-type and direct financing lease income	24	30	49	61
Operating leases
Operating lease income related to lease payments	32	35	64	69
Other operating leasing gains	4	25	10	21
Total operating lease income and other leasing gains	36	60	74	90
Total lease income	$60	$90	$123	$151

In April 2020, the FASB provided elections under which entities can choose to account for eligible rent concessions either by applying the modification accounting in ASC 842 or by applying an expedient to account for them outside of the modification framework, thus, forgoing the performance of an assessment to determine whether contractual provisions in existing lease arrangements provide enforceable rights and obligations. Modification accounting may require remeasurement and reallocation of contract consideration. To be eligible for the expedient, rent concessions must relate to the COVID-19 pandemic and meet certain criteria. As a result of the pandemic, Key has begun providing lessees with 90 day deferrals on its equipment leases and has elected not to apply modification accounting. Rent concessions were not material at June 30, 2021.

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

Changes in the carrying amount of goodwill by reporting segment are presented in the following table:

in millions	Consumer Bank	Commercial Bank	Total
BALANCE AT JUNE 30, 2020	$1,752	$912	$2,664
BALANCE AT BALANCE AT DECEMBER 31, 2020	$1,752	$912	$2,664
AQN Strategies acquisition	9	—	9
BALANCE AT JUNE 30, 2021	$1,761	$912	$2,673

11. Variable Interest Entities

Our significant VIEs are summarized below. Additional information pertaining to the criteria used in determining if an entity is a VIE is included in Note 13 (“Variable Interest Entities “) beginning on page 156 of our 2020 Form 10-K.

LIHTC investments. We had $1.5 billion and $1.4 billion of investments in LIHTC operating partnerships at June 30, 2021, and December 31, 2020, respectively. These investments are recorded in “accrued income and other assets” on our balance sheet. We do not have any loss reserves recorded related to these investments because we believe the likelihood of any loss to be remote. For all legally binding, unfunded equity commitments, we increase our recognized investment and recognize a liability. As of June 30, 2021, and December 31, 2020, we had liabilities of $538 million and $484 million, respectively, related to investments in qualified affordable housing projects, which are recorded in “accrued expenses and other liabilities” on our balance sheet. We continue to invest in these LIHTC operating partnerships.

The assets and liabilities presented in the table below convey the size of KCDC’s direct and indirect investments at June 30, 2021, and December 31, 2020. As these investments represent unconsolidated VIEs, the assets and liabilities of the investments themselves are not recorded on our balance sheet. Additional information pertaining to our LIHTC investments is included in Note 13 (“Variable Interest Entities”) beginning on page 156 of our 2020 Form 10-K.

	Unconsolidated VIEs
in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
June 30, 2021
LIHTC investments	$6,599	$2,232	$1,885
December 31, 2020
LIHTC investments	$6,914	$2,765	$1,823

We amortize our LIHTC investments over the period that we expect to receive the tax benefits. During the first six months of 2021, we recognized $99 million of amortization and $94 million of tax credits associated with these investments within “income taxes” on our income statement. During the first six months of 2020, we recognized $97 million of amortization and $90 million of tax credits associated with these investments within “income taxes” on our income statement.

Principal investments. Our maximum exposure to loss associated with indirect principal investments consists of the investments’ fair value plus any unfunded equity commitments. The fair value of our indirect principal investments totaled $53 million and $53 million at June 30, 2021, and December 31, 2020, respectively. These investments are recorded in “other investments” on our balance sheet. The table below reflects the size of the private equity funds in which we were invested as well as our maximum exposure to loss in connection with these investments at June 30, 2021, and December 31, 2020.

	Unconsolidated VIEs
in millions	Total Assets	Total Liabilities	Maximum Exposure to Loss
June 30, 2021
Indirect investments	$10,828	$179	$66
December 31, 2020
Indirect investments	$10,899	$168	$78

Through our principal investing entities, we have formed and funded operating entities that provide management and other related services to our investment company funds, which directly invest in portfolio companies. These entities had no assets at June 30, 2021, and December 31, 2020, that can be used to settle the entities’ obligations. The entities had no liabilities at June 30, 2021, and December 31, 2020, and other equity investors have no recourse to our general credit.

Additional information on our indirect and direct principal investments is provided in Note 5 (“Fair Value Measurements”) and in Note 13 (“Variable Interest Entities “) beginning on page 156 of our 2020 Form 10-K.

Other unconsolidated VIEs. We are involved with other various entities in the normal course of business which we have determined to be VIEs. We have determined that we are not the primary beneficiary of these VIEs because we do not have the power to direct the activities that most significantly impact their economic performance. Our assets associated with these unconsolidated VIEs totaled $369 million at June 30, 2021, and $351 million at December 31, 2020. These assets are recorded in “accrued income and other assets,” “other investments,” “securities available for sale,” and “loans, net of unearned income” on our balance sheet. We had liabilities totaling $1 million and $1 million associated with these unconsolidated VIEs at June 30, 2021, and December 31, 2020, respectively. Additional information pertaining to our other unconsolidated VIEs is included in Note 13 (“Variable Interest Entities“) under the heading “Other unconsolidated VIEs” on page 1 of our 2020 Form 10-K.

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

The effective tax rate, which is the provision for income taxes as a percentage of income before income taxes, was 20.6% for the second quarter of 2021 and 14.0% for the second quarter of 2020. The effective tax rates are less than our combined federal and state statutory tax rate of 23.7%, primarily due to income from investments in tax-

advantaged assets such as corporate-owned life insurance and credits associated with renewable energy and low-income housing investments.

Deferred Taxes

At June 30, 2021, we had a net deferred tax liability of $112 million, compared to a net deferred tax liability of $100 million at December 31, 2020, which are both included in “accrued expense and other liabilities” on the balance sheet.

To determine the amount of deferred tax assets that are more likely than not to be realized, and therefore recorded, we conduct a quarterly assessment of all available evidence. This evidence includes, but is not limited to, taxable income in prior periods, projected future taxable income, and projected future reversals of deferred tax items. These assessments involve a degree of subjectivity and may undergo change. Based on these criteria, we had no valuation allowance at June 30, 2021, and December 31, 2020.

Unrecognized Tax Benefits

At June 30, 2021, Key’s unrecognized tax benefits were $55 million. As permitted under the applicable accounting guidance for income taxes, it is our policy to recognize interest and penalties related to unrecognized tax benefits in “income tax expense.”

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

Discontinued operations

Discontinued operations primarily includes our government-guaranteed and private education lending business. At June 30, 2021, and December 31, 2020, approximately $636 million and $710 million, respectively, of education loans are included in discontinued assets on the Consolidated Balance Sheets. Net interest income after provision for credit losses for this business is not material and is included in income (loss) from discontinued operations, net of taxes on the Consolidated Statements of Income.

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

The following table summarizes our securities financing agreements at June 30, 2021, and December 31, 2020:

	June 30, 2021				December 31, 2020
in millions	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts	Gross Amount Presented in Balance Sheet	Netting Adjustments (a)	Collateral (b)	Net Amounts
Offsetting of financial assets:
Reverse repurchase agreements	$5	$(5)	—	—	$6	$(6)	—	—
Securities borrowed	500	—	(500)	—	500	—	$(500)	—
Total	$505	$(5)	(500)	—	$506	$(6)	$(500)	—

Offsetting of financial liabilities:
Repurchase agreements (c)	$211	$(5)	$(206)	—	$220	$(6)	$(214)	—
Total	$211	$(5)	$(206)	—	$220	$(6)	$(214)	—

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

As of June 30, 2021, the carrying amount of assets pledged as collateral against repurchase agreements totaled $301 million. Assets pledged as collateral are reported in “securities available for sale” and “held-to-maturity securities” on the Consolidated Balance Sheets. At June 30, 2021, the liabilities associated with collateral pledged were solely comprised of customer sweep financing activity and had a carrying value of $206 million. The collateral pledged under customer sweep repurchase agreements is posted to a third-party custodian and cannot be sold or repledged by the secured party. The risk related to a decline in the market value of collateral pledged is minimal given the collateral's high credit quality and the overnight duration of the repurchase agreements.

15. Employee Benefits

Pension Plans

The components of net pension cost (benefit) for all funded and unfunded plans are recorded in Other expense and are summarized in the following table. For more information on our Pension Plans and Other Postretirement Benefit Plans, see Note 18 (“Employee Benefits”) beginning on page 164 of our 2020 Form 10-K.

	Three months ended June 30,		Six months ended June 30,
in millions	2021	2020	2021	2020
Interest cost on PBO	$6	$8	$12	$17
Expected return on plan assets	(7)	(9)	(14)	(19)
Amortization of losses	4	4	9	8
Settlement loss	—	4	—	8
Net pension cost	$3	$7	$7	$14

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

The trust preferred securities, common stock, and related debentures are summarized as follows:

dollars in millions	Trust Preferred Securities, Net of Discount (a)	Common Stock	Principal Amount of Debentures, Net of Discount (b)	Interest Rate of Trust Preferred Securities and Debentures (c)	Maturity of Trust Preferred Securities and Debentures
June 30, 2021
KeyCorp Capital I	$156	$6	$162	0.942%	2028
KeyCorp Capital II	138	4	142	6.875	2029
KeyCorp Capital III	106	4	110	7.750	2029
HNC Statutory Trust III	20	1	21	1.550	2035
Willow Grove Statutory Trust I	19	1	20	1.466	2036
HNC Statutory Trust IV	17	1	18	1.429	2037
Westbank Capital Trust II	8	—	8	2.325	2034
Westbank Capital Trust III	8	—	8	2.325	2034
Total	$472	$17	$489	4.315%	—

December 31, 2020	$483	$17	$500	4.464%	—

(a)The trust preferred securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of trust preferred securities carries an interest rate identical to that of the related debenture. Certain trust preferred securities include basis adjustments related to fair value hedges totaling $59 million at June 30, 2021, and $70 million at December 31, 2020. See Note 7 (“Derivatives and Hedging Activities”) for an explanation of fair value hedges.
(b)We have the right to redeem these debentures. If the debentures purchased by KeyCorp Capital I, HNC Statutory Trust III, Willow Grove Statutory Trust I, HNC Statutory Trust IV, Westbank Capital Trust II, or Westbank Capital Trust III are redeemed before they mature, the redemption price will be the principal amount, plus any accrued but unpaid interest. If the debentures purchased by KeyCorp Capital II or KeyCorp Capital III are redeemed before they mature, the redemption price will be the greater of: (i) the principal amount, plus any accrued but unpaid interest, or (ii) the sum of the present values of principal and interest payments discounted at the Treasury Rate (as defined in the applicable indenture), plus 20 basis points for KeyCorp Capital II or 25 basis points for KeyCorp Capital III, or 50 basis points in the case of redemption upon either a tax or a capital treatment event for either KeyCorp Capital II or KeyCorp Capital III, plus any accrued but unpaid interest. The principal amount of certain debentures includes basis adjustments related to fair value hedges totaling $59 million at June 30, 2021, and $70 million at December 31, 2020. See Note 7 (“Derivatives and Hedging Activities”) for an explanation of fair value hedges. The principal amount of debentures, net of discounts, is included in “long-term debt” on the balance sheet.
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

Guarantees

We are a guarantor in various agreements with third parties. The following table shows the types of guarantees that we had outstanding at June 30, 2021. Information pertaining to the basis for determining the liabilities recorded in connection with these guarantees is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Contingencies and Guarantees” beginning on page 116 of our 2020 Form 10-K.

June 30, 2021	Maximum Potential Undiscounted Future Payments	Liability Recorded
in millions
Financial guarantees:
Standby letters of credit	$3,304	$72
Recourse agreement with FNMA	5,999	24
Residential mortgage reserve	2,850	12
Written put options (a)	3,756	34
Total	$15,909	$142

(a)The maximum potential undiscounted future payments represent notional amounts of derivatives qualifying as guarantees.

We determine the payment/performance risk associated with each type of guarantee described below based on the probability that we could be required to make the maximum potential undiscounted future payments shown in the preceding table. We use a scale of low (0% to 30% probability of payment), moderate (greater than 30% to 70% probability of payment), or high (greater than 70% probability of payment) to assess the payment/performance risk, and have determined that the payment/performance risk associated with each type of guarantee outstanding at June 30, 2021, is low. Information pertaining to the nature of each of the guarantees listed below is included in Note 22 (“Commitments, Contingent Liabilities, and Guarantees”) under the heading “Guarantees” beginning on page 174 of our 2020 Form 10-K.

Standby letters of credit. At June 30, 2021, our standby letters of credit had a remaining weighted-average life of 1.8 years, with remaining actual lives ranging from less than 1 year to as many as 13.4 years.

Recourse agreement with FNMA. At June 30, 2021, the outstanding commercial mortgage loans in this program had a weighted-average remaining term of 7.7 years, and the unpaid principal balance outstanding of loans sold by us as a participant was $19.8 billion. The maximum potential amount of undiscounted future payments that we could be required to make under this program, as shown in the preceding table, is equal to approximately 30% of the principal balance of loans outstanding at June 30, 2021. FNMA delegates responsibility for originating, underwriting, and servicing mortgages, and we assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan that we sell to FNMA. We maintain a reserve for such potential losses in an amount that we believe approximates the fair value of our liability in addition to the expected credit loss for the guarantee as described in Note 4 (“Asset Quality“).

Residential Mortgage Banking. At June 30, 2021, the unpaid principal balance outstanding of loans sold by us in this program was $9.4 billion. The maximum potential amount of undiscounted future payments that we could be required to make under this program, as shown in the preceding table, is equal to approximately 30% of the principal balance of loans outstanding at June 30, 2021.

Our liability for estimated repurchase obligations on loans sold, which is included in Other liabilities on the Consolidated Balance Sheets, was $12 million at June 30, 2021. For more information on our residential mortgages, see Note 8 (“Mortgage Servicing Assets“).

Written put options. At June 30, 2021, our written put options had an average life of 2.2 years. These written put options are accounted for as derivatives at fair value, as further discussed in Note 7 (“Derivatives and Hedging Activities”).

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

18. Accumulated Other Comprehensive Income

Our changes in AOCI for the three and six months ended June 30, 2021, and June 30, 2020, are as follows:

in millions	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative financial instruments	Foreign currency translation adjustment	Net pension and postretirement benefit costs	Total
Balance at December 31, 2020	$567	$476	—	$(305)	$738
Other comprehensive income before reclassification, net of income taxes	(443)	(20)	—	(1)	(464)
Amounts reclassified from AOCI, net of income taxes (a)	—	(131)	—	7	(124)
Net current-period other comprehensive income, net of income taxes	(443)	(151)	—	6	(588)
Balance at June 30, 2021	$124	$325	—	$(299)	$150

Balance at March 31, 2021	$(61)	$466	—	$(302)	$103
Other comprehensive income before reclassification, net of income taxes	185	(78)	—	—	107
Amounts reclassified from AOCI, net of income taxes (a)	—	(63)	—	3	(60)
Net current-period other comprehensive income, net of income taxes	185	(141)	—	3	47
Balance at June 30, 2021	$124	$325	—	$(299)	$150

Balance at December 31, 2019	$115	$250	—	$(339)	$26
Other comprehensive income before reclassification, net of income taxes	538	456	—	—	994
Amounts reclassified from AOCI, net of income taxes (a)	(3)	(93)	—	12	(84)
Net current-period other comprehensive income, net of income taxes	535	363	—	12	910
Balance at June 30, 2020	$650	$613	—	$(327)	$936

Balance at March 31, 2020	$520	$627	—	$(333)	$814
Other comprehensive income before reclassification, net of income taxes	130	54	—	—	184
Amounts reclassified from AOCI, net of income taxes (a)	—	(68)	—	6	(62)
Net current-period other comprehensive income, net of income taxes	130	(14)	—	6	122
Balance at June 30, 2020	$650	$613	—	$(327)	$936

(a)See table below for details about these reclassifications.

Our reclassifications out of AOCI for the three and six months ended June 30, 2021, and June 30, 2020, are as follows:

	Three months ended June 30,		Affected Line Item in the Statement Where Net Income is Presented
in millions	2021	2020
Unrealized gains (losses) on derivative financial instruments
Interest rate	$85	$90	Interest income — Loans
Interest rate	(1)	(1)	Interest expense — Long-term debt
Interest rate	(1)	—	Investment banking and debt placement fees
	83	89	Income (loss) from continuing operations before income taxes
	20	21	Income taxes
	$63	$68	Income (loss) from continuing operations
Net pension and postretirement benefit costs
Amortization of losses	$(4)	$(4)	Other expense
Settlement loss	—	(4)	Other expense
	(4)	(8)	Income (loss) from continuing operations before income taxes
	(1)	(2)	Income taxes
	$(3)	$(6)	Income (loss) from continuing operations

	Six months ended June 30,		Affected Line Item in the Statement Where Net Income is Presented
in millions	2021	2020
Unrealized gains (losses) on available for sale securities
Realized gains	—	$4	Other income
	—	4	Income (loss) from continuing operations before income taxes
	—	1	Income taxes
	—	$3	Income (loss) from continuing operations
Unrealized gains (losses) on derivative financial instruments
Interest rate	$173	$124	Interest income — Loans
Interest rate	(2)	(2)	Interest expense — Long-term debt
Interest rate	1	—	Investment banking and debt placement fees
	172	122	Income (loss) from continuing operations before income taxes
	41	29	Income taxes
	$131	$93	Income (loss) from continuing operations
Net pension and postretirement benefit costs
Amortization of losses	$(9)	$(8)	Other expense
Settlement loss	—	(8)	Other expense
	(9)	(16)	Income (loss) from continuing operations before income taxes
	(2)	(4)	Income taxes
	$(7)	$(12)	Income (loss) from continuing operations

19. Shareholders' Equity

Comprehensive Capital Plan

In July 2021, the Board of Directors authorized the repurchase of up to $1.5 billion of our Common Shares effective through the third quarter of 2022. In the second quarter of 2021, under our previous authorization pursuant to our 2020 capital plan, we completed $300 million of Common Share repurchases, including $299 million of Common Share repurchases in the open market and $1 million of Common Share repurchases related to employee equity compensation programs.

Consistent with our 2020 capital plan, the Board declared a quarterly dividend of $.185 per Common Share for the second quarter of 2021. Common Share repurchases and Common Share dividends paid during the second quarter are consistent with the Federal Reserve’s second quarter capital distribution limitations.

Preferred Stock

Preferred stock series	Amount outstanding (in millions)	Shares authorized and outstanding	Par value	Liquidation preference	Ownership interest per depositary share	Liquidation preference per depositary share	Second quarter 2021 dividends paid per depositary share
Fixed-to-Floating Rate Perpetual Noncumulative Series D	$525	21,000	$1	$25,000	1/25th	$1,000	$12.50
Fixed-to-Floating Rate Perpetual Noncumulative Series E	500	500,000	1	1,000	1/40th	25	.382813
Fixed Rate Perpetual Noncumulative Series F	425	425,000	1	1,000	1/40th	25	.353125
Fixed Rate Perpetual Non-Cumulative Series G	450	450,000	1	1,000	1/40th	25	.351563

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

The table below shows selected financial data for our business segments for the three- and six-month periods ended June 30, 2021, and June 30, 2020. Capital is assigned to each business segment based on a combination of regulatory and economic equity.

Three months ended June 30,	Consumer Bank		Commercial Bank		Other		Total Key
dollars in millions	2021	2020	2021	2020	2021	2020	2021	2020
SUMMARY OF OPERATIONS
Net interest income (TE)	$600	$589	$419	$458	$4	$(22)	$1,023	$1,025
Noninterest income	254	246	455	421	41	25	750	692
Total revenue (TE) (a)	854	835	874	879	45	3	1,773	1,717
Provision for credit losses	(70)	155	(131)	326	(21)	1	(222)	482
Depreciation and amortization expense	22	20	33	37	35	34	90	91
Other noninterest expense	562	532	418	404	6	(14)	986	922
Income (loss) from continuing operations before income taxes (TE)	340	128	554	112	25	(18)	919	222
Allocated income taxes and TE adjustments	81	30	120	6	(6)	1	195	37
Income (loss) from continuing operations	259	98	434	106	31	(19)	724	185
Income (loss) from discontinued operations, net of taxes	—	—	—	—	5	2	5	2
Net income (loss)	259	98	434	106	36	(17)	729	187
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	—	—	—
Net income (loss) attributable to Key	$259	$98	$434	$106	$36	$(17)	$729	$187

AVERAGE BALANCES (b)
Loans and leases	$40,598	$37,300	$59,953	$70,336	$263	$305	$100,814	$107,941
Total assets (a)	43,991	42,194	69,101	79,267	64,778	42,638	177,870	164,099
Deposits	88,412	79,235	54,814	47,954	1,096	788	144,322	127,977
OTHER FINANCIAL DATA
Net loan charge-offs (b)	$34	$39	$9	$57	$(21)	$—	$22	$96
Return on average allocated equity (b)	28.74%	11.50%	20.79%	8.66%	2.35%	(.82)%	16.81%	4.21%
Return on average allocated equity	28.74	11.50	20.79	8.66	2.73	(.73)	16.93	4.25
Average full-time equivalent employees (c)	7,929	8,046	2,483	2,293	6,745	6,307	17,157	16,646
(a)Substantially all revenue generated by our major business segments is derived from clients that reside in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software, and goodwill held by our major business segments, are located in the United States.
(b)From continuing operations.
(c)The number of average full-time equivalent employees was not adjusted for discontinued operations.

Six months ended June 30,	Consumer Bank		Commercial Bank		Other			Total Key
dollars in millions	2021	2020	2021	2020	2021		2020	2021	2020
SUMMARY OF OPERATIONS
Net interest income (TE)	$1,210	$1,172	$832	$881	$(7)		$(39)	$2,035	$2,014
Noninterest income	511	474	901	639	76		56	1,488	1,169
Total revenue (TE) (a)	1,721	1,646	1,733	1,520	69		17	3,523	3,183
Provision for credit losses	(94)	292	(198)	547	(23)		2	(315)	841
Depreciation and amortization expense	40	41	67	73	73		68	180	182
Other noninterest expense	1,146	1,048	827	732	(6)		(18)	1,967	1,762
Income (loss) from continuing operations before income taxes (TE)	629	265	1,037	168	25		(35)	1,691	398
Allocated income taxes and TE adjustments	150	61	218	(4)	(19)		11	349	68
Income (loss) from continuing operations	479	204	819	172	44		(46)	1,342	330
Income (loss) from discontinued operations, net of taxes	—	—	—	—	9		3	9	3
Net income (loss)	479	204	819	172	53		(43)	1,351	333
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—		—	—	—
Net income (loss) attributable to Key	$479	$204	$819	$172	$53	(d)	$(43)	$1,351	$333

AVERAGE BALANCES (b)
Loans and leases	$39,927	$35,242	$60,584	$66,430	$266		$386	$100,777	$102,058
Total assets (a)	43,237	39,310	69,771	75,547	62,063		40,307	175,071	155,164
Deposits	86,732	76,184	53,362	42,199	950		770	141,044	119,153
OTHER FINANCIAL DATA
Net loan charge-offs (b)	$70	$83	$87	$97	(21)		—	$136	$180
Return on average allocated equity (b)	27.46%	12.07%	19.10%	7.13%	1.66%		(1.01)%	15.45%	3.80%
Return on average allocated equity	27.46	12.07	19.10	7.13	2.00		(.94)	15.55	3.84
Average full-time equivalent employees (c)	8,106	8,095	2,371	2,277	6,645		6,215	17,122	16,587
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

21. Revenue from Contracts with Customers

The following table represents a disaggregation of revenue from contracts with customers, by business segment, for the three- and six-month periods ended June 30, 2021, and June 30, 2020. The development and application of the methodologies that we use to allocate items among our business segments is a dynamic process. Accordingly, financial results may be revised periodically to reflect enhanced alignment of expense base allocations drivers, changes in the risk profile of a particular business, or changes in our organizational structure.

	Three months ended June 30, 2021			Three months ended June 30, 2020
dollars in millions	Consumer Bank	Commercial Bank	Total Contract Revenue	Consumer Bank	Commercial Bank	Total Contract Revenue
NONINTEREST INCOME
Trust and investment services income	$105	$15	$120	$87	$15	$102
Investment banking and debt placement fees	—	121	121	—	60	60
Services charges on deposit accounts	48	34	82	38	30	68
Cards and payments income	47	64	111	37	52	89
Other noninterest income	2	—	2	2	—	2
Total revenue from contracts with customers	$202	$234	$436	$164	$157	$321

Other noninterest income (a)			$273			$346
Noninterest income from Other(b)			41			25
Total noninterest income			$750			$692

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

	Six months ended June 30, 2021			Six months ended June 30, 2020
dollars in millions	Consumer Bank	Commercial Bank	Total Contract Revenue	Consumer Bank	Commercial Bank	Total Contract Revenue
NONINTEREST INCOME
Trust and investment services income	$206	$34	$240	$179	$34	$213
Investment banking and debt placement fees	—	202	202	—	107	107
Services charges on deposit accounts	88	68	156	94	58	152
Cards and payments income	88	126	214	75	78	153
Other noninterest income	4	1	5	4	—	4
Total revenue from contracts with customers	$386	$431	$817	$352	$277	$629

Other noninterest income (a)			$595			$484
Noninterest income from Other(b)			76			56
Total noninterest income			$1,488			$1,169

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

We had no material contract assets or contract liabilities as of June 30, 2021, and June 30, 2020.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of KeyCorp

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of KeyCorp as of June 30, 2021, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for the three-months and six-months ended June 30, 2021 and 2020, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
August 2, 2021

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

In the second quarter of 2021, KeyCorp implemented a new general ledger accounting system. The new general ledger system was implemented in order to provide a consistent system platform for the KeyCorp companies and to enhance management reporting and analysis. This change in systems was subject to thorough testing and review by internal and external parties both before and after final implementation. KeyCorp continually strives to improve its internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. These transitions have not materially affected, and we do not expect them to materially affect, our internal control over financial reporting.

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

In July 2021, the Board of Directors authorized the repurchase of up to $1.5 billion of our Common Shares, effective for the third quarter of 2021 through the third quarter of 2022.

In the second quarter of 2021, under our previous authorization pursuant to our 2020 capital plan, we completed $300 million of Common Share repurchases, including $299 million of Common Share repurchases in the open market and $1 million of Common Share repurchases related to employee equity compensation programs.

The following table summarizes our repurchases of our Common Shares for the three months ended June 30, 2021.

Calendar month	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased as part of publicly announced plans or programs (b)
April 1 - 30	3,064,445	21.62	3,064,445	30,675,928
May 1 - 31	9,153,574	22.86	9,153,574	19,888,565
June 1 - 30	1,085,938	22.71	1,085,938	20,996,073
Total	13,303,957	$22.57	13,303,957

(a)Includes Common Shares deemed surrendered by employees in connection with our stock compensation and benefit plans to satisfy tax obligations.
(b)Calculated using the remaining general repurchase amount divided by the closing price of KeyCorp Common Shares as follows: on April 30, 2021, at $21.76; on May 28, 2021, at $23.04; and on June 30, 2021, at $20.65.

Item 6. Exhibits

3	First Amendment to Third Amended and Restated Regulations of KeyCorp, effective May 13, 2021, filed as Exhibit 3.1 to Form 8-K on May 14, 2021.
15	Acknowledgment of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101	The following materials from KeyCorp’s Form 10-Q Report for the quarterly period ended June 30, 2021, formatted in inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income; (iii) the Consolidated Statements of Changes in Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.
104	The cover page from KeyCorp’s Form 10-Q for the quarterly period ended June 30, 2021, formatted in inline XBRL (contained in Exhibit 101).

*	Furnished herewith.

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

KEYCORP
(Registrant)

August 2, 2021	/s/ Douglas M. Schosser
By: Douglas M. Schosser
Chief Accounting Officer (Principal Accounting Officer)